Form 10-Q
period 2000-06-30
FIRST COMMUNITY BANCORP /CA/
filed 2000-08-10
CIK 1102112

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 00-30747

                            ------------------------

                            FIRST COMMUNITY BANCORP

             (Exact name of registrant as specified in its charter)

              CALIFORNIA                                    33-0885320
    (State or other jurisdiction of              (I.R.S. Employer Identification
    incorporation or organization)                           Number)

                                 6110 EL TORDO
                       RANCHO SANTA FE, CALIFORNIA 92067
                    (Address of principal executive offices)

                 Registrant's telephone number: (858) 756-3023

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as ammended during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 2000: 3,894,517 shares of common stock, no par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                     PAGE
                                                                                   --------
PART I--FINANCIAL INFORMATION

            ITEM 1.  Consolidated Financial Statements (unaudited)...............      3
                     Unaudited Condensed Consolidated Balance Sheets.............      3
                     Unaudited Condensed Consolidated Statements of Operations...      4
                     Unaudited Condensed Consolidated Statements of Comprehensive
                       Income (Loss).............................................      5
                     Unaudited Condensed Consolidated Statements of Cash Flows...      6
                     Notes to Unaudited Condensed Consolidated Financial
                       Statements................................................      7
            ITEM 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations.................................     10
            ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk...     18

PART II--OTHER INFORMATION

            ITEM 1.  Legal Proceedings...........................................     19
            ITEM 2.  Changes in Securities and use of Proceeds...................     19
            ITEM 3.  Defaults Upon Senior Securities.............................     19
            ITEM 4.  Submission of Matters to a Vote of Security Holders.........     19
            ITEM 5.  Other Information...........................................     19
            ITEM 6.  Exhibits and Reports on Form 8-K............................     19

SIGNATURES.......................................................................     20

                         PART I--FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30,    DECEMBER 31,
                                                                2000          1999
                                                              ---------   -------------
                                                              (IN THOUSANDS, EXCEPT PER
                                                                     SHARE DATA)
ASSETS:
Cash and due from banks.....................................  $ 28,899      $ 21,148
Federal funds sold..........................................    30,093        10,889
                                                              --------      --------
    Total cash and cash equivalents.........................    58,992        32,037

Interest-bearing deposits in financial institutions.........     3,948         7,502

Federal Reserve Bank and Federal Home Loan Bank stock, at
  cost......................................................     1,076         1,235
Securities held-to-maturity (fair value of $12,820,000 at
  June 30, 2000 and $14,775,000 at December 31, 1999).......    12,866        14,868
Securities available-for-sale (amortized cost of $32,822,000
  at June 30, 2000 and $35,435,000 at December 31, 1999)....    31,794        34,460
                                                              --------      --------
    Total securities........................................    45,736        50,563

Gross loans.................................................   224,412       206,650
Deferred fees and costs.....................................      (572)         (548)
                                                              --------      --------
    Loans, net of deferred fees and costs...................   223,840       206,102
Allowance for loan losses...................................    (3,987)       (4,025)
                                                              --------      --------
    Net loans...............................................   219,853       202,077

Premises and equipment......................................     5,184         5,480
Other real estate owned, net................................     1,315         1,315
Other assets................................................     6,650         5,388
                                                              --------      --------
    Total Assets............................................  $341,678      $304,362
                                                              ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Non-interest bearing deposits...............................  $106,061      $ 93,763
Interest bearing deposits...................................   204,282       180,469
                                                              --------      --------
    Total deposits..........................................   310,343       274,232

Accrued interest payable and other liabilities..............     3,572         2,618
Short-term borrowings.......................................     2,472         1,657
                                                              --------      --------
    Total Liabilities.......................................   316,387       278,507

SHAREHOLDERS' EQUITY:
Common stock, no par value; authorized 15,000,000 shares,
  issued and outstanding 3,891,517 and 3,878,259 shares as
  of June 30, 2000 and December 31, 1999, respectively......    19,849        19,394
Preferred stock; authorized 5,000,000 shares, no shares
  issued and outstanding....................................        --            --
Retained earnings...........................................     6,038         7,026
Accumulated other comprehensive loss:
  Net unrealized losses on securities available-for-sale,
  net.......................................................      (596)         (565)
                                                              --------      --------
    Total Shareholders' Equity..............................    25,291        25,855
                                                              --------      --------
      Total Liabilities and Shareholders' Equity............  $341,678      $304,362
                                                              ========      ========

Shares outstanding..........................................   3,891.6       3,878.3
Book value per share........................................  $   6.50      $   6.67

     See "Notes to Unaudited Condensed Consolidated Financial Statements."

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                6 MONTHS ENDED        3 MONTHS ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Interest and fees on loans................................  $ 11,553   $  9,140   $  5,978   $  4,859
  Interest on interest-bearing deposits in financial
    institutions............................................       167        160         62         96
  Interest on investment securities.........................     1,439      1,201        703        630
  Interest on federal funds sold............................       676        827        525        361
                                                              --------   --------   --------   --------
    Total interest income...................................    13,835     11,328      7,268      5,946
INTEREST EXPENSE:
  Interest expense on deposits..............................     3,495      2,779      1,930      1,352
  Interest expense on short-term borrowings.................        53         19         15         13
                                                              --------   --------   --------   --------
    Total interest expense..................................     3,548      2,798      1,945      1,365
                                                              --------   --------   --------   --------
NET INTEREST INCOME.........................................    10,287      8,530      5,323      4,581
  Provision for loan losses.................................        --        240         --        105
                                                              --------   --------   --------   --------
    Net interest income after provision for loan losses.....    10,287      8,290      5,323      4,476
NON-INTEREST INCOME:
  Service charges and fees on deposit accounts..............       595        583        285        301
  Merchant discount fees....................................       507        387        258        227
  Other commissions and fees................................       312        265        157        148
  Gain on sale of loans.....................................       179        167        124         75
  Other income..............................................       136         96         92         46
                                                              --------   --------   --------   --------
    Total non-interest income...............................     1,729      1,498        916        797
NON-INTEREST EXPENSE:
  Salaries and employee benefits............................     3,329      2,853      1,668      1,435
  Occupancy.................................................       773        684        377        363
  Furniture and equipment...................................       478        332        236        179
  Legal expenses............................................       159        107         75         52
  Other professional services...............................       913        675        510        372
  Stationery, supplies and printing.........................       135        117         90         60
  FDIC assessment...........................................        32         22         17         11
  Merchant card processing..................................       456        340        224        196
  Cost of other real estate owned...........................        33        160         33        159
  Advertising...............................................       196        196         95        101
  Insurance.................................................        63         53         32         27
  Loss on sale of securities................................        11          2         --          2
  Merger costs..............................................     3,561         --      3,561         --
  Other.....................................................       951        870        605        459
                                                              --------   --------   --------   --------
    Total non-interest expense..............................    11,090      6,411      7,523      3,416
                                                              --------   --------   --------   --------
Income (loss) before income taxes...........................       926      3,377     (1,284)     1,857
Income taxes................................................     1,125      1,439        207        804
                                                              --------   --------   --------   --------
    Net income (loss).......................................  $   (199)  $  1,938   $ (1,491)  $  1,053
                                                              ========   ========   ========   ========
PER SHARE INFORMATION:
    Number of shares (weighted average):
      Basic.................................................   3,880.9    3,857.0    3,883.7    3,859.6
      Diluted...............................................   4,093.5    4,059.0    4,082.6    4,058.4
    Income (loss) per share:
      Basic.................................................  $  (0.05)  $   0.50   $  (0.38)  $   0.27
      Diluted...............................................  $  (0.05)  $   0.48   $  (0.38)  $   0.26

     See "Notes to Unaudited Condensed Consolidated Financial Statements."

   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                  SIX MONTHS           THREE MONTHS
                                                                     ENDED                 ENDED
                                                                   JUNE 30,              JUNE 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
                                                                           (IN THOUSANDS)
Net income (loss)...........................................   $(199)     $1,938    $(1,491)    $1,053
Other comprehensive income (loss), net of related income
  taxes:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during the
      period................................................     (28)       (375)        85       (299)
    Less reclassifications of realized losses included in
      income................................................      (3)         --         --         (2)
                                                               -----      ------    -------     ------
                                                                 (31)       (375)        85       (301)
                                                               -----      ------    -------     ------
Comprehensive income (loss).................................   $(230)     $1,563    $(1,406)    $  752
                                                               =====      ======    =======     ======

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                6 MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................................  $   (199)  $  1,938
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization...........................       492        368
    Provision for loan losses...............................        --        240
    Real estate valuation adjustment........................        --        159
    Gain on sale of loans...................................      (179)      (167)
    Loss on sale of securities available-for-sale...........        11          2
    Increase in other assets................................    (1,240)      (398)
    Increase (decrease) in accrued interest payable and
    other liabilities.......................................       954     (1,070)
                                                              --------   --------
      Net cash (used in) provided by operating activities...      (161)     1,072

Cash flows from investing activities:
  Net increase in loans outstanding.........................   (17,597)   (16,761)
  Net decrease (increase) in interest-bearing deposits in
    financial institutions..................................     3,554       (984)
  Securities held-to-maturity:
    Maturities..............................................     4,002      2,388
    Purchases...............................................    (2,000)    (9,500)
  Securities available-for-sale:
    Proceeds from sale......................................     1,489      1,499
    Maturities..............................................     1,624     11,439
    Purchases...............................................      (501)   (14,646)
  Net change in FRB and FHLB stock..........................       159       (112)
  Proceeds from sale of property held for sale..............        --      1,176
  Increase in property held for sale........................        --       (128)
  Purchases of premises and equipment.......................      (206)      (770)
                                                              --------   --------
      Net cash used in investing activities.................    (9,476)   (26,399)

Cash flows from financing activities:
  Net increase in deposits:
    Non-interest bearing....................................    12,298      8,455
    Interest bearing........................................    23,813     11,616
  Proceeds from exercise of stock options...................       114         20
  Net increase in short-term borrowings.....................       815      1,135
  Cash dividends paid.......................................      (448)      (296)
                                                              --------   --------
      Net cash provided by financing activities.............    36,592     20,930
                                                              --------   --------
      Net increase (decrease) in cash and cash
     equivalents............................................    26,955     (4,397)
Cash and cash equivalents at beginning of period............    32,037     54,966
                                                              --------   --------
Cash and cash equivalents at end of period..................  $ 58,992   $ 50,569
                                                              ========   ========
Supplemental disclosure of cash flow information:
  Cash paid during period for:
    Interest................................................  $  3,511   $  2,779
    Income taxes............................................  $  1,145   $  1,255
Supplemental disclosure of noncash investing and financing
  activities:
  Transfers from retained earnings to common stock..........  $    341   $    264

     See "Notes to Unaudited Condensed Consolidated Financial Statements."

                          NOTES TO UNAUDITED CONDENSED

                       CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

NOTE 1--BASIS OF PRESENTATION

    First Community Bancorp (the "Company") is the holding company for Rancho Santa Fe National Bank ("Rancho") and First Community Bank of the Desert ("First Community" and together with Rancho, the "Banks"). The unaudited condensed consolidated financial statements of the Company included herein reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. Certain reclassifications have been made to the unaudited condensed consolidated financial statements for 1999 to conform to the 2000 presentation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

    The preparation of unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates subject to change include the allowance for loan losses, the carrying value of other real estate owned and the deferred tax asset.

    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Rancho's and First Community's Annual Reports filed on Form S-4/A on May 5, 2000 for the year ended December 31, 1999.

NOTE 2--ACQUISITIONS

FIRST COMMUNITY ACQUISITION

    On May 31, 2000, a subsidiary of the Company merged with and into First Community pursuant to an Agreement and Plan of Merger, dated as of October 22, 1999, as amended (the "Merger Agreement"), by and between the Company, Rancho and First Community, (the "Merger"). As a result of the Merger, First Community became a wholly-owned subsidiary of the Company.

    Pursuant to the Merger Agreement, each issued and outstanding share of common stock of First Community ("First Community Common Stock") prior to the Merger (other than as provided in the Merger Agreement) was converted into the right to receive 0.3 shares (the "Conversion Number") of common stock of the Company ("Company Common Stock"). In addition, each option and each warrant to acquire shares of First Community Common Stock outstanding immediately prior to the Effective Time (as defined in the Merger Agreement) was converted into an option and warrant, respectively, to acquire 0.3 shares of Company Common Stock. Upon consummation of the Merger, the Company issued approximately 1,392,799 shares of Company Common Stock to former holders of First Community Common Stock, and as a result, the former shareholders of First Community Common Stock own shares of Company Common Stock representing approximately 35.9% of the outstanding shares of Company Common Stock.

                          NOTES TO UNAUDITED CONDENSED

                                 JUNE 30, 2000

NOTE 2--ACQUISITIONS (CONTINUED)
    The financial information as of all dates and for all periods prior to the First Community Merger presented herein has been restated to present the combined consolidated financial condition and results of operations of the Company and First Community as if the First Community Merger had been in effect as of all dates and for all periods presented.

PROFESSIONAL BANCORP INC. ACQUISITION

    The Company announced on August 7, 2000 that it had signed a definitive agreement to acquire Professional Bancorp Inc. ("Professional") and its wholly-owned subsidiary, First Professional Bank ("First Professional"). Under terms of the agreement, shareholders of Professional will receive either $8.00 in cash or 0.55 shares of Company common stock for each share of Professional common stock. Professional shareholders will have the option to choose either cash or stock consideration. In the event that more than 50% of Professional shareholders choose common stock or cash, the consideration will be prorated to the Professional shareholders such that half the shares will receive cash and half will receive Company common stock. For Professional shareholders receiving stock, 0.55 shares of Company common stock will be received for each share of Professional common stock (within a range of Company stock prices). The Company anticipates issuing approximately 559,000 shares of Company common stock in this transaction.

    The acquisition will use purchase accounting and is expected to close late in the fourth quarter of the year. Both companies have completed their due diligence. Completion of the transaction is conditional upon the receipt of shareholder and regulatory approvals.

NOTE 3--NET INCOME (LOSS) PER SHARE

    The following is a summary of the calculation of basic and diluted net income (loss) per share for the six and three month periods ended June 30, 2000 and 1999:

                                                         SIX MONTHS ENDED     THREE MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
Net income (loss).....................................  $   (199)  $  1,938   $ (1,491)  $  1,053
                                                        ========   ========   ========   ========
Weighted average shares outstanding...................   3,880.9    3,857.0    3,883.7    3,859.6
                                                        ========   ========   ========   ========
Basic net income (loss) per share.....................  $  (0.05)  $   0.50   $  (0.38)  $   0.27
                                                        ========   ========   ========   ========

Weighted average shares outstanding...................   3,880.9    3,857.0    3,883.7    3,859.6
Effect of dilutive stock options and warrants (1).....     212.6      202.0      198.9      198.8
                                                        --------   --------   --------   --------
Diluted shares outstanding............................   4,093.5    4,059.0    4,082.6    4,058.4
                                                        ========   ========   ========   ========

Diluted net income (loss) per share (1)...............  $  (0.05)  $   0.48   $  (0.38)  $   0.26
                                                        ========   ========   ========   ========

------------------------

(1) The effect of stock options and warrants is antidilutive in the 2000 periods and therefore are not used for the computation of diluted net loss per share.

                          NOTES TO UNAUDITED CONDENSED

                                 JUNE 30, 2000

NOTE 4--NEW ACCOUNTING STANDARDS

    In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of Accounting Principles Board ("APB") Opinion No. 25. FASB Interpretation No. 44 clarifies certain issues related to the application of APB Opinion 25 and is effective July 1, 2000, with certain conclusions covering specific events that occurred either December 15, 1998 or January 12, 2000. FASB Interpretation No. 44 is not expected to have a material effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The following tables and data set forth certain statistical information relating to the Company as of June 30, 2000, and for the six and three month periods ended June 30, 2000, and June 30, 1999. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto as of June 30, 2000, included herein, and the consolidated financial statements and notes thereto included in Rancho's and First Community's Annual Reports filed on Form S-4/A for the year ended December 31, 1999.

    When the Company uses or incorporates by reference in this Quarterly Report on Form 10-Q (the "Quarterly Report") the words "anticipate," "estimate," "expect," "project," "intend," "commit," "believe" and similar expressions, the Company intends to identify certain forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including those described in this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.

    Since December 31, 1999, the Company's total assets have increased by approximately $37.3 million. The major components of this increase in assets are an increase of approximately $19.2 million in federal funds sold and an increase of approximately $17.8 million in net loans. The increase in loans is a result of the overall increase in economic activity in Southern California and the Company's success in developing new business.

    Since December 31, 1999, the Company's total deposits have increased by approximately $36.1 million including an increase of approximately $12.3 million in noninterest-bearing deposits and an increase in interest-bearing deposits of approximately $23.8 million. This increase resulted primarily from the overall increase in economic activity in Southern California, the Company's success in obtaining new business and an increase in rates paid on some deposits.

    Operating earnings (net income before one-time after-tax merger costs) for the six months ended June 30, 2000 were $2,599,000 or $0.63 per diluted share. This compares with consolidated operating earnings of $1,938,000 or $0.48 per diluted share, for the six months ended June 30, 1999, a growth of approximately 31%. Consolidated operating earnings (net income before one-time after-tax merger costs) for the three months ended June 30, 2000 were $1,307,000 or $0.32 per diluted share. This compares with consolidated operating earnings of $1,053,000 or $0.26 per diluted share, for the three months ended June 30, 1999, a growth of approximately 23%.

    Consolidated earnings, including one-time after-tax merger costs of $2,798,000, for the six months ended June 30, 2000 were a loss of $199,000 or ($0.05) per diluted share. This compares with earnings of $1,938,000 or $0.48 per diluted share for the six months ended June 30, 1999. Consolidated earnings for the three months ended June 30, 2000, including one-time after-tax merger costs, were a loss of $1,491,000 or ($0.38) per diluted share. This compares with consolidated earnings of $1,053,000 or $0.26 per diluted share for the three months ended June 30, 1999.

    On July 27, 2000 the Company's Board of Directors approved a quarterly dividend of $0.09 per common share which is payable on August 31, 2000 to shareholders of record on August 15, 2000.

RESULTS OF OPERATIONS

    OPERATING INCOME. The Company defines operating income as net income before after-tax merger costs. The Company's operating return on average assets was 1.54% in the second quarter of 2000 versus 1.45% in the second quarter of 1999. The operating efficiency ratio improved from 63.9% in the first half of 1999 to 62.7% in the first half of 2000. The Company is working on various efficiency and revenue initiatives that are now available as a result of the acquisition of First Community.

RESULTS OF OPERATIONS

                                                       SIX MONTHS ENDED       THREE MONTHS ENDED
                                                           JUNE 30,                JUNE 30,
                                                     ---------------------   --------------------
                                                       2000        1999        2000        1999
                                                     ---------   ---------   ---------   --------
PER SHARE INFORMATION:
Number of shares (weighted average, in
  thousands).......................................    3,880.9     3,857.0     3,883.7    3,859.6
Diluted shares (weighted average, in thousands)....    4,093.5     4,059.0     4,082.6    4,058.4
Basic income (loss) per share......................  $   (0.05)  $    0.50   $   (0.38)  $   0.27
Diluted income (loss) per share....................  $   (0.05)  $    0.48   $   (0.38)  $   0.26

PER SHARE INFORMATION BEFORE MERGER COSTS:
Basic income per share.............................  $    0.67   $    0.50   $    0.34   $   0.27
Diluted income per share...........................  $    0.63   $    0.48   $    0.32   $   0.26

PROFITABILITY MEASURES BEFORE MERGER COSTS:
Return on average assets...........................       1.59%       1.36%       1.54%      1.45%
Return on average equity...........................       18.8%       16.4%       18.0%      17.4%
Efficiency ratio...................................       62.7%       63.9%       63.5%      63.5%

ADJUSTMENTS TO NET INCOME (LOSS) (IN THOUSANDS):
Net income (loss)..................................  $    (199)  $   1,938   $  (1,491)  $  1,053
Merger costs.......................................      3,561          --       3,561         --
  Tax benefits.....................................        763          --         763         --
                                                     ---------   ---------   ---------   --------
After tax merger costs.............................      2,798          --       2,798         --
                                                     ---------   ---------   ---------   --------
  Adjusted net income..............................  $   2,599   $   1,938   $   1,307   $  1,053
                                                     =========   =========   =========   ========
ADJUSTMENTS TO REVENUES (IN THOUSANDS):
Net interest income................................  $  10,287   $   8,530   $   5,323   $  4,581
Non-interest income................................      1,729       1,498         916        797
                                                     ---------   ---------   ---------   --------
  Operating revenues...............................  $  12,016   $  10,028   $   6,239   $  5,378
                                                     =========   =========   =========   ========
ADJUSTMENTS TO EXPENSES (IN THOUSANDS):
Non-interest expense...............................  $  11,090   $   6,411   $   7,523   $  3,416
Merger costs.......................................     (3,561)         --      (3,561)        --
                                                     ---------   ---------   ---------   --------
  Adjusted operating expenses......................  $   7,529   $   6,411   $   3,962   $  3,416
                                                     =========   =========   =========   ========

    Profits for the Company are dependent on loan growth, controlling costs and continual efforts to prevent any unexpected loan losses that would require additions to the allowance for loan losses ("ALL"). The Company believes that the demand for loans has increased in the Company's primary market areas due to the growth in the Southern California economy along with the ability of the Company's customers to participate in that growth. However, the perceived increase in the demand for loans is tempered by the highly competitive banking marketplace and the Company's desire to maintain strong credit quality standards. These factors contributed to the Company's loan growth of approximately 8.6% since December 31, 1999. As a result of the increase in loans and the approximate 13.2% increase in deposits, the Company's loan-to-deposit ratio, has decreased from 75.4% as of December 31, 1999, to 72.3% as of June 30, 2000.

    NET INTEREST INCOME. Net interest income is the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. The following tables provide information concerning average interest-earning assets and interest-bearing liabilities and yields and rates thereon for the six and three months ended June 30, 2000 and June 30, 1999, respectively. Nonaccrual loans are included in the average earning assets amounts.

UNAUDITED AVERAGE BALANCE SHEETS

                                                       SIX MONTHS ENDED     THREE MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      -------------------   -------------------
                                                        2000       1999       2000       1999
                                                      --------   --------   --------   --------
                                                                   (IN THOUSANDS)
AVERAGE ASSETS:
Loans, net of deferred fees and costs...............  $219,892   $178,490   $222,041   $182,552
Investment securities...............................    48,035     42,314     46,795     44,494
Federal funds sold..................................    22,524     35,774     34,492     31,148
Interest-bearing deposits in financial
  institutions......................................     6,125      5,772      5,107      6,349
                                                      --------   --------   --------   --------
  Average earning assets............................   296,576    262,350    308,435    264,543
Other assets........................................    31,643     25,914     33,445     26,209
                                                      --------   --------   --------   --------
    Average total assets............................  $328,219   $288,264   $341,880   $290,752
                                                      ========   ========   ========   ========
AVERAGE LIABILITIES AND SHAREHOLDERS' EQUITY:
AVERAGE LIABILITIES:
Noninterest-bearing deposits........................  $101,337   $ 83,580   $104,102   $ 86,403
Time deposits of $100,000 or more...................    25,483     22,154     19,727     21,945
Interest-bearing deposits...........................   169,836    156,443    186,141    155,351
                                                      --------   --------   --------   --------
  Average deposits..................................   296,656    262,177    309,970    263,699
Other interest-bearing liabilities..................     1,991        752      1,288      1,063
Other liabilities...................................     1,734      1,529      1,486      1,654
                                                      --------   --------   --------   --------
  Average liabilities...............................   300,381    264,458    312,744    266,416
Average equity......................................    27,838     23,806     29,136     24,336
                                                      --------   --------   --------   --------
    Average liabilities and shareholders' equity....  $328,219   $288,264   $341,880   $290,752
                                                      ========   ========   ========   ========

YIELD ANALYSIS:
  (Dollars in thousands)
Average earning assets..............................  $296,576   $262,350   $308,435   $264,543
  Yield.............................................      9.38%      8.71%      9.48%      9.02%
Average interest-bearing deposits...................  $195,319   $178,597   $205,868   $177,296
  Cost..............................................      3.60%      3.14%      3.77%      3.06%
Average deposits....................................  $296,656   $262,177   $309,970   $263,699
  Cost..............................................      2.37%      2.14%      2.50%      2.06%
Average interest-bearing liabilities................  $197,310   $179,349   $207,156   $178,359
  Cost..............................................      3.62%      3.15%      3.78%      3.07%

Interest spread.....................................      5.76%      5.56%      5.70%      5.95%
Net interest margin.................................      6.98%      6.56%      6.94%      6.95%

    Interest income increased by approximately $1.3 million from $5.9 million for the second quarter of 1999 to $7.3 million for the same period of 2000. The increase was due to an increase of approximately $43.9 million in average earning assets, mostly in loans, and an increase in the yield on earning assets from 9.02% to 9.48% due to the higher percentage of loans to earning assets and the higher interest rate environment in the 2000 period versus the 1999 period.

    Interest income increased by approximately $2.5 million from $11.3 million for the first six months of 1999 to $13.8 million for the same period of 2000. The increase was due to an increase in the yield on earnings assets from 8.71% to 9.38% due to the higher percentage of loans to earning assets and the higher interest rate environment in the 2000 period versus the 1999 period. Average earning assets also increased over the same period by approximately $34.2 million as a result of the increased level of economic activity.

    Interest expense increased by approximately $580,000 from $1.4 million for the second quarter of 1999 to $1.9 million for the same period of 2000. This increase is due both to the increase in average interest-bearing liabilities from $178.4 million to $207.2 million and the increase in the cost of interest-bearing liabilities from 3.07% to 3.78% over the same periods of time as a result of the previously mentioned increase in the general level of interest rates. The growth in average deposits is a result of the increased level of interest rates and the ability of the Company to capture new business.

    Interest expense increased by approximately $750,000 from $2.8 million for the first six months of 1999 to $3.5 million for the same period of 2000. This increase is due both to the increase in average interest-bearing liabilities from $179.3 million to $197.3 million and the increase in the cost of interest-bearing liabilities from 3.15% to 3.62% over the same periods of time as a result of the previously mentioned increase in the general level of interest rates. The growth in average deposits is a result of the increased level of interest rates and the ability of the Company to capture new business.

    NON-INTEREST INCOME. The following table sets forth the details of noninterest income for the six months ended June 30, 2000 and June 30, 1999:

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------    INCREASE
                                                                2000       1999     (DECREASE)
                                                              --------   --------   ----------
                                                                       (IN THOUSANDS)
NON-INTEREST INCOME:
  Service charges and fees on deposit accounts..............   $  595     $  583       $ 12
  Merchant discount fees....................................      507        387        120
  Other commissions and fees................................      312        265         47
  Gain on sale of loans.....................................      179        167         12
  Other income..............................................      136         96         40
                                                               ------     ------       ----
    Total non-interest income...............................   $1,729     $1,498       $231
                                                               ======     ======       ====

    Total noninterest income increased by approximately $231,000 from $1,498,000 to $1,729,000, or approximately 15.4%, from the six months ended June 30, 1999 to the six months ended June 30, 2000. Most of this increase resulted from an increase of $120,000 in merchant discount fees. This increase was due mainly to an increase in sales activities of the Company's customer base. The largest increase in other income was due to a recovery on an old litigation. Other items making up other income were relatively small.

    The following table sets forth the details of noninterest income for the three months ended June 30, 2000 and June 30, 1999:

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                              -------------------    INCREASE
                                                                2000       1999     (DECREASE)
                                                              --------   --------   ----------
                                                                       (IN THOUSANDS)
NON-INTEREST INCOME:
  Service charges and fees on deposit accounts..............    $285       $301        $(16)
  Merchant discount fees....................................     258        227          31
  Other commissions and fees................................     157        148           9
  Gain on sale of loans.....................................     124         75          49
  Other income..............................................      92         46          46
                                                                ----       ----        ----
    Total non-interest income...............................    $916       $797        $119
                                                                ====       ====        ====

    Total noninterest income increased by approximately $119,000 from $797,000 to $916,000, or approximately 14.9 percent, from the three months ended
June 30, 1999 to the three months ended June 30, 2000. The increase in merchant discount fees of $31,000 was due mainly to an increase in sales activities of the Company's customer base. Gain on sale of loans increased due to a higher level of SBA loan sale activity. The increase of $46,000 in other income consisted of several small items.

    NON-INTEREST EXPENSE. The following table sets forth the details of noninterest expense for the six months ended June 30, 2000 and June 30, 1999:

                                                     6 MONTHS ENDED
                                                        JUNE 30,
                                                   -------------------    INCREASE
                                                     2000       1999     (DECREASE)
                                                   --------   --------   ----------
                                                            (IN THOUSANDS)
NON-INTEREST EXPENSE:
  Salaries and employee benefits.................  $ 3,329     $2,853      $  476
  Occupancy......................................      773        684          89
  Furniture and equipment........................      478        332         146
  Legal expenses.................................      159        107          52
  Other professional services....................      913        675         238
  Stationery, supplies and printing..............      135        117          18
  FDIC assessment................................       32         22          10
  Merchant card processing.......................      456        340         116
  Cost of other real estate owned................       33        160        (127)
  Advertising....................................      196        196          --
  Insurance......................................       63         53          10
  Loss on sale of securities.....................       11          2           9
  Other..........................................      951        870          81
                                                   -------     ------      ------
Non-interest expense before merger costs.........    7,529      6,411       1,118
  Merger costs...................................    3,561         --       3,561
                                                   -------     ------      ------
Total non-interest expense.......................  $11,090     $6,411      $4,679
                                                   =======     ======      ======

    Total operating noninterest expense increased approximately $1,118,000 from $6,411,000 to $7,529,000, or 17.4%, from the six months ended June 30, 1999 to the six months ended June 30, 2000. The increase in operating expenses in almost all categories is primarily a result of the increased level of economic activity in the Company's markets and the Company's response to this increased level of customers and customer activity. Average loans grew by approximately 23.3% during the same period and average noninterest-bearing deposits grew by approximately 21.2% between the two periods. The growth in these activities bears directly on the variable costs of the Company. The Company is also making various technology investments and upgrades. Merchant card processing grew as a result of the previously mentioned growth in customer sales activity. The decline in cost of other real estate owned is a result of the lower level of other real estate of the Company. Merger costs of $3,561,000 are one-time costs relating to the acquisition of First Community.

    The efficiency ratio (operating expense before merger costs divided by net interest income plus noninterest income) is a measure of how effective the Company is at using its expense dollars. A lower or declining ratio indicates improving efficiency. The Company's efficiency ratio improved from 63.9% in the first six months of 1999 to 62.7% in the first six months of 2000.

    The following table sets forth the details of noninterest expense for the three months ended June 30, 2000 and June 30, 1999:

                                                      3 MONTHS ENDED
                                                         JUNE 30,
                                                    -------------------    INCREASE
                                                      2000       1999     (DECREASE)
                                                    --------   --------   ----------
                                                             (IN THOUSANDS)
NON-INTEREST EXPENSE:
  Salaries and employee benefits..................    1,668      1,435      $  233
  Occupancy.......................................      377        363          14
  Furniture and equipment.........................      236        179          57
  Legal expenses..................................       75         52          23
  Other professional services.....................      510        372         138
  Stationery, supplies and printing...............       90         60          30
  FDIC assessment.................................       17         11           6
  Merchant card processing........................      224        196          28
  Cost of other real estate owned.................       33        159        (126)
  Advertising.....................................       95        101          (6)
  Insurance.......................................       32         27           5
  Loss on sale of securities......................       --          2          (2)
  Other...........................................      605        459         146
                                                     ------     ------      ------
Non-interest expense before merger costs..........    3,962      3,416         546
  Merger costs....................................    3,561         --       3,561
                                                     ------     ------      ------
Total non-interest expense........................   $7,523     $3,416       4,107
                                                     ======     ======      ======

    Total operating non-interest expense increased approximately $546,000 from $3,416,000 to $3,962,000, or 16.0%, from the three months ended June 30, 1999 to the three months ended June 30, 2000. The increase in operating expenses in almost all categories is primarily a result of the increased level of economic activity in the Company's markets and the Company's response to this increased level of customers and customer activity. Average loans grew by approximately 21.6% during the same period and average noninterest-bearing deposits grew by approximately 20.5% between the two periods. The Company is also making various technology investments and upgrades. Merchant card processing grew as a result of the previously mentioned growth in customer sales activity. The decline in cost of other real estate owned is a result of the lower level of other real estate of the Company. Merger costs of $3,561,000 are one-time costs relating to the acquisition of First Community.

    The efficiency ratio (operating expense before merger costs divided by net interest income plus noninterest income) is a measure of how effective the Company is at using its expense dollars. A lower or declining ratio indicates improving efficiency. The Company's operating efficiency ratio remained flat at 63.5% for both three month periods.

    INCOME TAXES. The Company's normal effective income tax rate is approximately 42.0%, representing a blend of the statutory Federal income tax rate of 35.0% and the California income tax rate of 10.84%. The Company's actual effective income tax rates were 121.5% and 42.6% for the six months ended
June 30, 2000 and 1999, respectively. The Company's actual effective income tax rates were (16.1%) and 43.3% for the three months ended June 30, 2000 and 1999, respectively. The actual effective tax rates vary from the normal effective tax rate in the 2000 periods largely as a result of nondeductible merger costs. Adjusting for the nondeductible merger costs, the effective tax rates in the six month periods of 2000 and 1999 were 42.1% and 42.6%, respectively and 42.6% and 43.3% in the three month periods in 2000 and 1999, respectively.

BALANCE SHEET ANALYSIS

    CREDIT QUALITY.  The Company defines nonperforming assets to include
(i) loans past due 90 days or more and still accruing; (ii) loans on which it has ceased to accrue interest ("Nonaccrual Loans") and (iii) assets acquired through foreclosure including other real estate owned. "Impaired loans" are commercial, commercial real estate, and individually significant mortgage and consumer loans for which it is probable that the Company will not be able to collect all amounts due according to the original contractual terms of the loan agreement. The category of "impaired loans" is not coextensive with the category of "nonaccrual loans," although the two categories overlap. "Nonaccrual loans" include impaired loans and are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan impaired, if (i) it is probable that the Company will collect all amounts due in accordance with the original contractual terms of the loan or (ii) the loan is not a commercial, commercial real estate or an individually significant mortgage or consumer loan.

    Planned workout arrangements are currently in place or in negotiation for all nonperforming assets. Management is not aware of any additional significant loss potential that has not already been included in the estimation of the allowance for loan losses ("ALL").

    The following table shows the historical trends in nonperforming assets and key credit quality statistics for the Company:

CREDIT QUALITY MEASURES
(DOLLARS IN THOUSANDS)

                                                           AS OF AND FOR THE PERIODS ENDING
                                            ---------------------------------------------------------------
                                            3 MONTHS   6 MONTHS   9 MONTHS     YEAR     3 MONTHS   6 MONTHS
                                            3/31/99    6/30/99    9/30/99    12/31/99   3/31/00    6/30/00
                                            --------   --------   --------   --------   --------   --------
                                                                (DOLLARS IN THOUSANDS)
Loans past due 90 days or more and still
  accruing................................   $1,441     $  139     $  209     $   75     $   --     $  218
Nonaccrual loans..........................    1,608        858        821      1,845        442      2,268
Other real estate owned...................    1,392      1,466      1,315      1,315      1,315      1,315
                                             ------     ------     ------     ------     ------     ------
  Nonperforming assets....................   $4,441     $2,463     $2,345     $3,235     $1,757     $3,801
                                             ======     ======     ======     ======     ======     ======

Impaired loans, gross.....................   $1,489     $  802     $2,136     $1,833     $  434     $2,268
Allocated allowance for loan losses.......      (64)       (47)      (277)      (159)      (201)      (574)
                                             ------     ------     ------     ------     ------     ------
  Net investment in impaired loans........   $1,425     $  755     $1,859     $1,674     $  233     $1,694
                                             ======     ======     ======     ======     ======     ======

Charged off loans year-to-date............   $   46     $  452     $  540     $  592     $   15     $   92
Recoveries year-to-date...................      (52)       (85)      (110)      (314)       (42)       (54)
                                             ------     ------     ------     ------     ------     ------
  Net charge-offs (recoveries)............   $   (6)    $  367     $  430     $  278     $  (27)    $   38
                                             ======     ======     ======     ======     ======     ======
Allowance for loan losses to loans, net of
  deferred fees and costs.................     2.15%      1.95%      1.89%      1.95%      1.82%      1.78%

Allowance for loan losses to nonaccrual
  loans and leases........................    244.2%     426.3%     459.0%     218.2%     916.7%     175.8%
Nonperforming assets to loans and OREO....     2.41%      1.30%      1.17%      1.56%      0.79%      1.69%
Annualized net charge offs to average
  loans...................................    (0.01%)     0.41%      0.31%      0.15%     (0.05%)     0.03%
Nonaccrual loans to loans, net of deferred
  fees and costs..........................     0.88%      0.46%      0.41%      0.90%      0.20%      1.01%
Allowance for loan losses to nonperforming
  assets..................................     88.4%     148.5%     160.7%     124.4%     230.6%     104.9%

    Loans past due 90 days and still accruing represent loans which are past due 90 days or more as to interest or principal, but not included in the nonaccrual or restructured categories. All loans in this category are well-secured and in the process of collection or renewal.

    On June 30, 2000, the Company had approximately $2,268,000 of loans which were considered impaired, all of which were on nonaccrual status, compared to $442,000 at March 31, 2000 and $1,833,000 of impaired loans at December 31, 1999. The ALL at June 30, 2000, includes allocated allowances of approximately $574,000 established for certain impaired loans. Nonperforming assets increased approximately $566,000 from $3,235,000 at December 31, 1999, to $3,801,000 at
June 30, 2000. This increase is a result of nonaccrual loans increasing $423,000 to $2,268,000 as a result of improvements in most nonaccrual loans in the period and one large loan being put on nonaccrual in the second quarter.

    ALLOWANCE FOR LOAN LOSSES. The Company has established a monitoring system for its loans in order to identify impaired loans and potential problem loans and to permit periodic evaluation of impairment and the adequacy of the ALL in a timely manner. The monitoring system and ALL methodology have evolved over a period of years, and loan classifications have been incorporated into the determination of the ALL. This monitoring system and allowance methodology include a loan-by-loan analysis for all classified loans as well as loss factors for the balance of the portfolio that are based on migration analysis relative to the Company's unclassified portfolio. This analysis includes such factors as historical loss experience, current portfolio delinquency and trends, and other inherent risk factors such as economic conditions, concentrations in the portfolio risk levels of particular loan categories, internal loan review and management oversight.

    The percentage of ALL to gross loans was 1.78% at June 30, 2000, a decrease from 1.95% at December 31, 1999. This decrease in the percentage is almost entirely a result of the growth in loans and not due to a decrease in the allowance for loan losses. Nonaccrual loans increased by $1,826,000 during the quarter ended June 30, 2000, from 0.20% to 1.01% of loans, net of deferred fees and costs, due mainly to one loan. Net OREO remained flat at $1,315,000 during the quarter. Total nonperforming assets increased by $2,044,000 during the second quarter of 2000, increasing from 0.79% to 1.69% of total loans and OREO at March 31, 2000 and June 30, 2000, respectively. The Company had net charge-offs of $38,000 in the six months ended June 30, 2000 represented by net recoveries during the first quarter of $27,000 and net charge-offs of $65,000 during the second quarter of 2000. With no provision for loan losses and net charge-offs of $38,000, the allowance for loan losses declined slightly by $38,000 from $4,025,000 at December 31, 1999 to $3,987,000 at June 30, 2000. The
allowance as a percentage of nonperforming assets decreased from 124.4% at December 31, 1999 to 104.9% at June 30, 2000 due to the increase in nonperforming assets. Management believes that the allowance for loan losses at June 30, 2000 is adequate based on the Company's quarterly migration analysis of loan losses, improved economic conditions and continued adherence to established credit policies.

    REGULATORY MATTERS. The regulatory capital guidelines as well as the actual regulatory capital ratios for Rancho, First Community and the Company on a consolidated basis as of June 30, 2000, are as follows:

                                            REGULATORY REQUIREMENTS                  ACTUAL
                                           -------------------------   -----------------------------------
                                           ADEQUATELY       WELL                    FIRST
                                           CAPITALIZED   CAPITALIZED    RANCHO    COMMUNITY   CONSOLIDATED
                                           -----------   -----------   --------   ---------   ------------
                                           (GREATER THAN OR EQUAL TO
                                              STATED PERCENTAGE)
Detailed computations of
  Tier 1 leverage capital ratio..........     4.00%           5.00%      8.43%       6.93%         7.57%
  Tier 1 risk-based capital ratio........     4.00%           6.00%     10.16%       9.17%         9.49%
Total risk-based capital.................     8.00%          10.00%     11.42%      10.43%        10.74%

    LIQUIDITY, INTEREST RATE SENSITIVITY AND MARKET RISK. On a stand-alone basis, the Company's sources of liquidity include dividends from the Banks and outside borrowings. The amount of dividends that the Banks can pay to the Company is restricted by regulatory guidelines.

    The primary function of asset/liability management is to ensure adequate liquidity and maintain an appropriate balance between interest-sensitive earning assets and interest-bearing liabilities at the Banks. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers who may need assurance that sufficient funds will be available to meet their credit needs. Interest rate sensitivity management seeks to avoid fluctuating interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

    Historically, the overall liquidity of the Banks is based on the core deposit base of the Banks. The Banks have not relied on large denomination time deposits. To meet short-term liquidity needs, the Company has maintained at the Banks what it believes are adequate balances in federal funds sold, interest-bearing deposits in financial institutions and investment securities having maturities of five years or less. On a consolidated basis, liquid assets (cash, federal funds sold and investment securities available-for-sale) as a percent of total deposits were 29.3% and 24.2% as of June 30, 2000 and December 31, 1999, respectively.

    Market risk sensitive instruments are generally defined as on and off balance sheet derivatives and other financial instruments. At December 31, 1999 and June 30, 2000, the Company had no material on or off balance sheet derivatives. The Company's financial instruments include interest sensitive loans receivable, federal funds sold, interest-bearing deposits in financial institutions, FRB and FHLB stock, investment securities, deposits and borrowings. At December 31, 1999, the Company had approximately $275 million in interest sensitive assets and approximately $276 million in interest sensitive liabilities (deposits and borrowings). At June 30, 2000, the Company's interest sensitive assets and interest sensitive liabilities totaled approximately $304 million and $313 million, respectively.

    The yield on interest sensitive assets and the cost of interest sensitive liabilities for the second quarter of 2000 was 9.48% and 2.51%, respectively, compared to 8.42% and 2.10%, respectively, at December 31, 1999. The increase in the yield on interest sensitive assets is primarily a result of the percentage of average loans to average interest sensitive assets increasing from approximately 70.7% at December 31, 1999 to 72.0% for the quarter ended
June 30, 2000 and the general increase in the level of interest rates. The increase in the cost of interest sensitive liabilities is primarily a result of the increase in the level of interest rates over the same period of time.

    The Company's interest sensitive assets and interest sensitive liabilities were reported to have estimated fair values of $271 million and $274 million, respectively, at December 31, 1999. Because of the floating and short-term nature of its interest sensitive assets and liabilities, management believes that there has been no material change in the difference between the book value of the interest sensitive assets and liabilities and their estimated fair values.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    See the section titled "Liquidity, Interest Rate Sensitivity and Market Risk" in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
         3.1            Articles of Incorporation of First Community Bancorp
                        (Exhibit 3.1 of a Registration Statement filed on June 2,
                        2000 on Form 8-A and incorporated herein by this reference).
         3.2            Bylaws of First Community Bancorp (Exhibit 3.2 of a
                        Registration Statement filed on June 2, 2000 on Form 8-A
                        and incorporated herein by this reference).
        10.1            First Community Bancorp 2000 Stock Incentive Plan; Form of
                        Incentive Stock Option Agreement, Form of Nonstatutory Stock
                        Option Agreement for directors and Form of Nonstatutory
                        Stock Option agreement for consultants.
        10.2            Revolving Credit Agreement and Pledge Agreement and Waiver,
                        dated June 26, 2000.
        10.3            Directors' Deferred Compensation Plan
        11.0            Computation of Earnings Per Common Share (See Note 5 of the
                        Notes to Unaudited Consolidated Financial Statements
                        contained in "Item 1. Consolidated Financial Statements
                        (unaudited)" of this Quarterly Report on Form 10-Q.)
        27.1            Financial Data Schedule for six months ended June 30, 2000 and three months ended March 31, 2000.
        27.2            Financial Data Schedules for three months ended March 31,
                        1999, six months ended June 30, 1999, nine months ended
                        September 30, 1999 and year ended December 31, 1999.

REPORTS ON FORM 8-K

    On June 9, 2000 the Company filed a Current Report on Form 8-K a press release announcing, under Item 2, the acquisition of First Community Bank of the Desert and the required audited and pro forma financial information.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       FIRST COMMUNITY BANCORP

                                                                        /s/ JAMES A. BOYCE
                                                            -----------------------------------------
                                                                          James A. Boyce
                                                                          PRESIDENT AND
                                                                     CHIEF EXECUTIVE OFFICER

Date: August 10, 2000                                                   /s/ ARNOLD C. HAHN
                                                            -----------------------------------------
                                                                          Arnold C. Hahn
                                                                    EXECUTIVE VICE PRESIDENT,
                                                                   CHIEF FINANCIAL OFFICER AND
                                                                       ASSISTANT SECRETARY