Form 10-Q
period 2000-09-30
FIRST COMMUNITY BANCORP /CA/
filed 2000-11-13
CIK 1102112

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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
     (State or other jurisdiction of         (I.R.S. Employer Identification Number)
      incorporation or organization)

                                 6110 EL TORDO
                       RANCHO SANTA FE, CALIFORNIA 92067
                    (Address of principal executive offices)

                         Registrant's telephone number:
                                 (858) 756-3023

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 13, 2000: 3,968,921 shares of common stock, no par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                PAGE
                                                              --------
PART I--FINANCIAL INFORMATION
  ITEM 1.  Consolidated Financial Statements (unaudited)....      3
           Unaudited Condensed Consolidated Balance
    Sheets..................................................      3
           Unaudited Condensed Consolidated Statements of
    Income..................................................      4
           Unaudited Condensed Consolidated Statements of
    Comprehensive Income....................................      5
           Unaudited Condensed Consolidated Statements of
    Cash Flows..............................................      6
           Notes to Unaudited Condensed Consolidated
    Financial Statements....................................      7
  ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............     10
  ITEM 3.  Quantitative and Qualitative Disclosure About
    Market Risk.............................................     19

PART II--OTHER INFORMATION
  ITEM 1.  Legal Proceedings................................     20
  ITEM 2.  Changes in Securities and Use of Proceeds........     20
  ITEM 3.  Defaults Upon Senior Securities..................     20
  ITEM 4.  Submission of Matters to a Vote of Security
    Holders.................................................     20
  ITEM 5.  Other Information................................     20
  ITEM 6.  Exhibits and Reports on Form 8-K.................     20

SIGNATURES..................................................     21

                         PART I--FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                                 (IN THOUSANDS, EXCEPT
                                                                    PER SHARE DATA)
ASSETS:
Cash and due from banks.....................................     $ 28,868       $ 21,148
Federal funds sold..........................................       27,832         10,889
                                                                 --------       --------
  TOTAL CASH AND CASH EQUIVALENTS...........................       56,700         32,037

Interest-bearing deposits in financial institutions.........        2,364          7,502

Federal Reserve Bank and Federal Home Loan Bank stock, at
  cost......................................................          908          1,235
Securities held to maturity (fair value of $9,159,000 at
  September 30, 2000 and $14,775,000 at December 31,
  1999).....................................................        9,162         14,868
Securities available-for-sale (amortized cost of $39,988,000 at September 30, 2000 and $35,435,000 at December 31,
  1999).....................................................       39,298         34,460
                                                                 --------       --------
  TOTAL SECURITIES..........................................       49,368         50,563

Gross loans.................................................      239,601        206,650
Deferred fees and costs.....................................         (586)          (548)
                                                                 --------       --------
  Loans, net of deferred fees and costs.....................      239,015        206,102
Allowance for loan losses...................................       (3,914)        (4,025)
                                                                 --------       --------
  NET LOANS.................................................      235,101        202,077

Premises and equipment......................................        5,325          5,480
Other real estate owned, net................................        1,315          1,315
Other assets................................................        5,918          5,388
                                                                 --------       --------
  TOTAL ASSETS..............................................     $356,091       $304,362
                                                                 ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
LIABILITIES:
Noninterest-bearing deposits................................     $107,561       $ 93,763
Interest bearing deposits...................................      208,412        180,469
                                                                 --------       --------
  TOTAL DEPOSITS............................................      315,973        274,232
Accrued interest payable and other liabilities..............        4,157          2,618
Short-term borrowings.......................................        1,517          1,657
Trust preferred securities..................................        8,000             --
                                                                 --------       --------
  TOTAL LIABILITIES.........................................      329,647        278,507
SHAREHOLDERS' EQUITY:
Common stock, no par value; authorized 15,000,000 shares,
  issued and outstanding 3,958,416 and 3,878,259 shares as
  of September 30, 2000 and December 31, 1999,
  respectively..............................................       20,029         19,394
Retained earnings...........................................        6,815          7,026
Accumulated other comprehensive income (loss):
  Unrealized losses on securities available-for-sale, net...         (400)          (565)
                                                                 --------       --------
  TOTAL SHAREHOLDERS' EQUITY................................       26,444         25,855
                                                                 --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................     $356,091       $304,362
                                                                 ========       ========
Shares outstanding..........................................      3,958.4        3,878.3
Book value per share........................................     $   6.68       $   6.67

     See "Notes to Unaudited Condensed Consolidated Financial Statements."

             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                3 MONTHS ENDED        9 MONTHS ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
INTEREST INCOME:
  Interest and fees on loans................................   $6,137     $5,229    $17,690    $14,369
  Interest on interest-bearing deposits in financial
    institutions............................................       45         90        212        250
  Interest on investment securities.........................      658        711      2,097      1,912
  Interest on federal funds sold............................      553        226      1,229      1,053
                                                              -------    -------    -------    -------
    TOTAL INTEREST INCOME...................................    7,393      6,256     21,228     17,584
INTEREST EXPENSE:
  Interest expense on deposits..............................    2,014      1,395      5,509      4,174
  Interest expense on short-term borrowings.................       32         11         85         30
  Interest expense on trust preferred securities............       44         --         44         --
                                                              -------    -------    -------    -------
    TOTAL INTEREST EXPENSE..................................    2,090      1,406      5,638      4,204
                                                              -------    -------    -------    -------
NET INTEREST INCOME:........................................    5,303      4,850     15,590     13,380
      Provision for loan losses.............................      180        173        180        413
                                                              -------    -------    -------    -------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES.....    5,123      4,677     15,410     12,967
NONINTEREST INCOME:
  Service charges and fees on deposit accounts..............      303        294        898        877
  Merchant discount fees....................................       24         18         75         65
  Gain on sale of loans.....................................       36         86        215        253
  Other income..............................................      182        117        630        478
                                                              -------    -------    -------    -------
    TOTAL NONINTEREST INCOME................................      545        515      1,818      1,673
NONINTEREST EXPENSE:
  Salaries and employee benefits............................    1,791      1,725      5,120      4,578
  Occupancy.................................................      445        416      1,218      1,100
  Furniture and equipment...................................      169        159        647        491
  Legal expenses............................................       28         95        187        202
  Other professional services...............................      361        333      1,274      1,008
  Stationery, supplies and printing.........................       97         53        232        170
  FDIC assessment...........................................       10         11         42         33
  Cost of other real estate owned...........................        7         22         40        182
  Advertising...............................................      114         91        310        287
  Insurance.................................................       33         32         96         85
  Loss on sale of securities................................       --         --         11          2
  Merger costs..............................................       --         --      3,561         --
  Other.....................................................      596        321      1,547      1,191
                                                              -------    -------    -------    -------
    TOTAL NONINTEREST EXPENSE...............................    3,651      3,258     14,285      9,329
                                                              -------    -------    -------    -------
Income before income taxes..................................    2,017      1,934      2,943      5,311
Income taxes................................................      887        815      2,012      2,254
                                                              -------    -------    -------    -------
    NET INCOME..............................................   $1,130     $1,119    $   931    $ 3,057
                                                              =======    =======    =======    =======
PER SHARE INFORMATION:
    Number of shares (weighted average)
      Basic.................................................  3,902.3    3,866.9    3,888.1    3,860.3
      Diluted...............................................  4,102.9    4,073.0    4,076.8    4,064.2
    Income per share
      Basic.................................................   $ 0.29     $ 0.29    $  0.24    $  0.79
      Diluted...............................................   $ 0.28     $ 0.27    $  0.23    $  0.75

     See "Notes to Unaudited Condensed Consolidated Financial Statements."

      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                3 MONTHS ENDED        9 MONTHS ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
                                                                           (IN THOUSANDS)
Net income..................................................   $1,130     $1,119     $  931     $3,057
Other comprehensive income (loss), net of related income
  taxes:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) arising during the
      period................................................      196          2        168       (373)
    Less reclassifications of realized losses included in
      income................................................       --         --         (3)        --
                                                               ------     ------     ------     ------
                                                                  196          2        165       (373)
                                                               ------     ------     ------     ------
Comprehensive income........................................   $1,326     $1,121     $1,096     $2,684
                                                               ======     ======     ======     ======

     See "Notes to Unaudited Condensed Consolidated Financial Statements."

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                9 MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $    931   $  3,057
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................       691        587
    Provision for loan losses...............................       180        413
    Real estate valuation adjustment........................        --        159
    Gain on sale of loans...................................      (215)      (253)
    Loss on sale of securities available-for-sale...........        11          2
    Increase in other assets................................      (412)      (257)
    Increase (decrease) in accrued interest payable and
      other liabilities.....................................     1,539     (1,270)
                                                              --------   --------
      Net cash provided by operating activities.............     2,725      2,438

Cash flows from investing activities:
  Net increase in loans outstanding.........................   (32,989)   (28,666)
  Net decrease (increase) in interest-bearing deposits in
    financial institutions..................................     5,138     (2,074)
  Securities held-to-maturity:
    Maturities..............................................     7,702      5,563
    Purchases...............................................    (2,000)   (13,700)
  Securities available-for-sale:
    Proceeds from sale......................................     1,489      1,499
    Maturities..............................................     2,806     12,781
    Purchases...............................................    (8,826)   (16,689)
  Net change in FRB and FHLB stock..........................       327       (136)
  Proceeds from sale of other real estate owned.............        --         50
  Proceeds from sale of property held for sale..............        --      1,280
  Increase in property held for sale........................        --       (132)
  Purchases of premises and equipment.......................      (563)      (821)
                                                              --------   --------
      Net cash used in investing activities.................   (26,916)   (41,045)

Cash flows from financing activities:
  Net increase in deposits:
    Non-interest bearing....................................    13,798      8,209
    Interest bearing........................................    27,943      4,994
  Net increase (decrease) in short-term borrowings..........      (140)     1,930
  Issuance of trust preferred securities....................     8,000         --
  Payment of debt issuance costs............................      (240)        --
  Proceeds from exercise of stock options...................       294         66
  Cash dividends paid.......................................      (801)      (519)
                                                              --------   --------
      Net cash provided by financing activities.............    48,854     14,680
                                                              --------   --------
Net increase (decrease) in cash and cash equivalents........    24,663    (23,927)
Cash and cash equivalents at beginning of period............    32,037     54,966
                                                              --------   --------
Cash and cash equivalents at end of period..................  $ 56,700   $ 31,039
                                                              ========   ========
Supplemental disclosure of cash flow information:
  Cash paid during period for:
    Interest................................................  $  5,596   $  4,193
    Income taxes............................................  $  1,455   $  3,010
Supplemental disclosure of noncash investing and financing
  activities:
  Transfers from retained earnings to common stock..........  $    341   $    394

     See "Notes to Unaudited Condensed Consolidated Financial Statements."

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

NOTE 1--BASIS OF PRESENTATION

    First Community Bancorp (the "Company") is the holding company for Rancho Santa Fe National Bank ("Rancho") and First Community Bank of the Desert ("First Community" and together with Rancho, the "Banks"). The unaudited condensed consolidated financial statements of the Company included herein reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. Certain reclassifications have been made to the unaudited condensed consolidated financial statements for 1999 to conform to the 2000 presentation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the restated consolidated financial statements and notes thereto included in the Company's Form S-4 on November 6, 2000 for the year ended December 31, 1999.

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

                               SEPTEMBER 30, 2000

NOTE 2--ACQUISITIONS (CONTINUED)
    The financial information as of all dates and for all periods prior to the First Community Merger presented herein has been restated to present the consolidated financial condition and results of operations of the Company and First Community as if the First Community Merger had been in effect as of all dates and for all periods presented.

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

    The acquisition will be accounted for using the purchase method of accounting and is expected to close early in the first quarter of 2000. Both companies have completed their due diligence. Completion of the transaction is conditional upon the receipt of shareholder and regulatory approvals.

NOTE 3--BORROWINGS

    The Company has a $5 million revolving line of credit. The common stock of Rancho Santa Fe National Bank is security for this line of credit. There is no outstanding balance as of September 30, 2000.

NOTE 4--TRUST PREFERRED SECURITIES

    On September 7, 2000 the Company issued $8 million of trust preferred securities. These securities are considered Tier I capital. The proceeds from the trust preferred securities will be used for the purchase of Professional.

                               SEPTEMBER 30, 2000

NOTE 5--NET INCOME PER SHARE

    The following is a summary of the calculation of basic and diluted net income per share for the three and nine month periods ended September 30, 2000 and 1999:

                                                          3 MONTHS ENDED        9 MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
Net income............................................  $  1,130   $  1,119   $    931   $  3,057
                                                        ========   ========   ========   ========
Weighted average shares outstanding...................   3,902.3    3,866.9    3,888.1    3,860.3
                                                        ========   ========   ========   ========
Basic net income per share............................  $   0.29   $   0.29   $   0.24   $   0.79
                                                        ========   ========   ========   ========
Weighted average shares outstanding...................   3,902.3    3,866.9    3,888.1    3,860.3
Effect of dilutive stock options and warrants.........     200.6      206.1      188.7      203.9
                                                        --------   --------   --------   --------
Diluted shares outstanding............................   4,102.9    4,073.0    4,076.8    4,064.2
                                                        ========   ========   ========   ========
Diluted net income per share..........................  $   0.28   $   0.27   $   0.23   $   0.75
                                                        ========   ========   ========   ========

NOTE 6--NEW ACCOUNTING STANDARDS

    In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of Accounting Principles Board ("APB") Opinion No. 25. FASB Interpretation No. 44 clarifies certain issues related to the application of APB Opinion 25 and is effective July 1, 2000, with certain conclusions covering specific events that occurred after either December 15, 1998 or January 12, 2000. FASB Interpretation No. 44 is not expected to have a material effect on the Company's financial position or results of operations.

    In September 2000 the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaced FASB Statement No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets. The Statement is effective for transfers and servicings of financial assets and extinguishments of liabilities occurring after March 31, 2001. This Statement is to be applied prospectively with certain exceptions. FASB Statement No. 140 is not expected to have a material effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The following tables and data set forth certain statistical information relating to the Company as of September 30, 2000, and for the three and nine month periods ended September 30, 2000, and September 30, 1999. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto as of September 30, 2000, included herein, and the consolidated financial statements and notes thereto included in the Company's restated financial statements filed on Form S-4 for the year ended December 31, 1999.

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

    Since December 31, 1999, the Company's total assets have increased by approximately $51.7 million, or 17.0%. The major components of this increase in assets are an increase of approximately $16.9 million in federal funds sold and an increase of approximately $33.0 million in net loans. The increase in loans is a result of the overall increase in economic activity in Southern California and the Company's success in developing new business.

    Since December 31, 1999, the Company's total deposits have increased by approximately $41.7 million including an increase of approximately
$13.8 million in noninterest-bearing deposits and an increase in interest-bearing deposits of approximately $27.9 million. This increase resulted primarily from the overall increase in economic activity in Southern California, the Company's success in obtaining new business and an increase in rates paid on some deposits.

    On September 8, 2000 the Company issued $8 million of trust preferred securities. These securities are considered Tier I capital.

    Consolidated net income for the three months ended September 30, 2000 was $1,130,000 or $0.28 per diluted share. This compares with consolidated net income of $1,119,000 or $0.27 per diluted share, for the three months ended September 30, 1999. Consolidated operating earnings (net income before one-time after-tax merger costs) for the nine months ended September 30, 2000 were $3,729,000 or $0.91 per diluted share. This compares with consolidated operating earnings of $3,057,000 or $0.75 per diluted share, for the nine months ended September 30, 1999, a growth of approximately 21%. Consolidated net income, including one-time after-tax merger costs of $2,798,000, for the nine months ended September 30, 2000 was $931,000 or $0.23 per diluted share. This compares with net income of $3,057,000 or $0.75 per diluted share, for the nine months ended September 30, 1999.

    On October 26, 2000 the Company's Board of Directors approved a quarterly dividend of $0.09 per common share which is payable on November 30, 2000 to shareholders of record on November 15, 2000.

RESULTS OF OPERATIONS

    OPERATING INCOME. The Company defines operating income as net income before after-tax merger costs. The Company's operating return on average assets was 1.28% in the third quarter of 2000 versus 1.51% in the third quarter of 1999. This decrease was due to a substantial growth in average assets with a moderate growth in net income between the two periods. The operating efficiency ratio improved from 62.0% in the first nine months of 1999 to 61.6% in the first nine months of 2000. However the efficiency ratio increased from 60.7% in the third quarter of 1999 to 62.4% in the third quarter of 2000. Operating revenues grew 9.0% from the third quarter of 1999 to the third quarter of 2000 while non-interest expense grew 12.1% during the same period as the Company develops the infrastructure to smoothly absorb

Professional. The Company is working on various efficiency and revenue initiatives that are now available as a result of the acquisition of First Community and the pending acquisition of Professional.

RESULTS OF OPERATIONS

                                                                3 MONTHS ENDED        9 MONTHS ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
PER SHARE INFORMATION:
Number of shares (weighted average, in thousands)...........  3,902.3    3,866.9    3,888.1    3,860.3
Diluted shares (weighted average, in thousands).............  4,102.9    4,073.0    4,076.8    4,064.2
Basic income per share......................................   $ 0.29     $ 0.29    $  0.24    $  0.79
Diluted income per share....................................   $ 0.28     $ 0.27    $  0.23    $  0.75
PER SHARE INFORMATION BEFORE MERGER COSTS:
Basic income per share......................................   $ 0.29     $ 0.29    $  0.96    $  0.79
Diluted income per share....................................   $ 0.28     $ 0.27    $  0.91    $  0.75
PROFITABILITY MEASURES BEFORE MERGER COSTS:
Return on average assets....................................     1.28%      1.51%      1.48%      1.41%
Return on average equity....................................     14.6%      17.5%      17.3%      16.8%
Efficiency ratio............................................     62.4%      60.7%      61.6%      62.0%
ADJUSTMENTS TO NET INCOME (IN THOUSANDS):
Net income..................................................   $1,130     $1,119    $   931    $ 3,057
Merger costs................................................       --         --      3,561         --
  Tax benefits..............................................       --         --        763         --
                                                              -------    -------    -------    -------
After tax merger costs......................................       --         --      2,798         --
                                                              -------    -------    -------    -------
  ADJUSTED NET INCOME.......................................   $1,130     $1,119    $ 3,729    $ 3,057
                                                              =======    =======    =======    =======
OPERATING REVENUES (IN THOUSANDS):
Net interest income.........................................   $5,303     $4,850    $15,590    $13,380
Noninterest income..........................................      545        515      1,818      1,673
                                                              -------    -------    -------    -------
  OPERATING REVENUES........................................   $5,848     $5,365    $17,408    $15,053
                                                              =======    =======    =======    =======
ADJUSTMENTS TO EXPENSES (IN THOUSANDS):
Noninterest expense.........................................   $3,651     $3,258    $14,285    $ 9,329
Merger costs................................................       --         --     (3,561)        --
                                                              -------    -------    -------    -------
  OPERATING EXPENSES........................................   $3,651     $3,258    $10,724    $ 9,329
                                                              =======    =======    =======    =======

    Profits for the Company are dependent on loan growth, controlling costs and continual efforts to prevent any unexpected loan losses that would require additions to the allowance for loan losses ("ALL"). The Company believes that the demand for loans has increased in the Company's primary market areas due to the growth in the Southern California economy along with the ability of the Company's customers to participate in that growth. However, the perceived increase in the demand for loans is tempered by the highly competitive banking marketplace and the Company's desire to maintain strong credit quality standards. These factors contributed to the Company's growth in net loans of approximately 16.3% since December 31, 1999. As a result of the increase in loans and the approximate 15.2% increase in deposits, the Company's loan-to-deposit ratio, has increased from 75.4% as of December 31, 1999, to 75.8% as of September 30, 2000.

    NET INTEREST INCOME. Net interest income is the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. The following tables provide information concerning average interest-earning assets and interest-bearing liabilities and yields and rates thereon for the three and nine months ended September 30, 2000 and September 30, 1999, respectively. Nonaccrual loans are included in the average earning assets amounts.

UNAUDITED AVERAGE BALANCE SHEETS

                                                        3 MONTHS ENDED        9 MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                      -------------------   -------------------
                                                        2000       1999       2000       1999
                                                      --------   --------   --------   --------
                                                                   (IN THOUSANDS)
AVERAGE ASSETS:
Loans, net of deferred fees and costs...............  $229,902   $194,069   $223,253   $183,740
Investment securities...............................    45,313     49,089     47,121     44,597
Federal funds sold..................................    35,759     18,157     26,968     29,837
Interest-bearing deposits in financial
  institutions......................................     3,299      6,938      5,176      6,165
                                                      --------   --------   --------   --------
  AVERAGE EARNING ASSETS............................   314,273    268,253    302,518    264,339
Other assets........................................    38,139     26,083     33,824     25,971
                                                      --------   --------   --------   --------
    AVERAGE TOTAL ASSETS............................  $352,412   $294,336   $336,342   $290,310
                                                      ========   ========   ========   ========
AVERAGE LIABILITIES AND SHAREHOLDERS' EQUITY:
AVERAGE LIABILITIES:
Noninterest-bearing deposits........................  $106,224   $ 86,966   $102,978   $ 84,721
Time deposits of $100,000 or more...................    32,726     27,564     27,915     23,977
Interest-bearing deposits...........................   174,140    152,093    171,281    154,977
                                                      --------   --------   --------   --------
  AVERAGE DEPOSITS..................................   313,090    266,623    302,174    263,675
Other interest-bearing liabilities..................     3,587        874      2,527        793
Other liabilities...................................     4,865      1,475      2,785      1,511
                                                      --------   --------   --------   --------
  AVERAGE LIABILITIES...............................   321,542    268,972    307,486    265,979
Average equity......................................    30,870     25,364     28,856     24,331
                                                      --------   --------   --------   --------
    AVERAGE LIABILITIES AND SHAREHOLDERS' EQUITY....  $352,412   $294,336   $336,342   $290,310
                                                      ========   ========   ========   ========
YIELD ANALYSIS:
  (Dollars in thousands)
Average earning assets..............................  $314,273   $268,253   $302,518   $264,339
  Yield.............................................      9.36%      9.25%      9.37%      8.89%
Average interest-bearing deposits...................  $206,866   $179,657   $199,196   $178,954
  Cost..............................................      3.87%      3.08%      3.69%      3.12%
Average deposits....................................  $313,090   $266,623   $302,174   $263,675
  Cost..............................................      2.56%      2.08%      2.44%      2.12%
Average interest-bearing liabilities................  $210,453   $180,531   $201,723   $179,747
  Cost..............................................      3.95%      3.09%      3.73%      3.13%

Interest spread.....................................      5.41%      6.16%      5.64%      5.76%
Net interest margin.................................      6.71%      7.17%      6.88%      6.77%

    Interest income increased by approximately $1.1 million from $6.3 million for the third quarter of 1999 to $7.4 million for the same period of 2000. The increase was due to an increase of approximately $46.0 million in average earning assets, mostly in loans, and an moderate increase in the yield on earning assets from 9.25% to 9.36% due mostly to the higher interest rate environment in the 2000 period versus the 1999 period.

    Interest income increased by approximately $3.6 million from $17.6 million for the first nine months of 1999 to $21.2 million for the same period of 2000. The increase was due to an increase in the yield on earnings assets from 8.89% to 9.37% due mostly to the higher interest rate environment in the 2000 period versus the 1999 period. Average earning assets also increased over the same period by approximately $38.2 million as a result of the increased level of economic activity.

    Interest expense increased by approximately $684,000 from $1.4 million for the third quarter of 1999 to $2.1 million for the same period of 2000. This increase is due both to the increase in average interest-bearing liabilities from $180.5 million to $210.5 million and the increase in the cost of interest-bearing liabilities from 3.09% to 3.95% over the same periods of time as a result of the previously mentioned increase in the general level of interest rates. The growth in average deposits is a result of the increased level of interest rates and the ability of the Company to capture new business.

    Interest expense increased by approximately $1.4 million from $4.2 million for the first nine months of 1999 to $5.6 million for the same period of 2000. This increase is due both to the increase in average interest-bearing liabilities from $179.7 million to $201.7 million and the increase in the cost of interest-bearing liabilities from 3.13% to 3.73% over the same periods of time as a result of the previously mentioned increase in the general level of interest rates. The growth in average deposits is a result of the increased level of interest rates and the ability of the Company to capture new business.

    NONINTEREST INCOME. The following table sets forth the details of noninterest income for the three months ended September 30, 2000 and September 30, 1999:

                                                         3 MONTHS ENDED
                                                         SEPTEMBER 30,
                                                     ----------------------    INCREASE
                                                       2000          1999     (DECREASE)
                                                     --------      --------   ----------
                                                               (IN THOUSANDS)
NONINTEREST INCOME:
  Service charges and fees on deposit accounts.....    $303          $294        $  9
  Merchant discount fees...........................      24            18           6
  Gain on sale of loans............................      36            86         (50)
  Other income.....................................     182           117          65
                                                       ----          ----        ----
    TOTAL NONINTEREST INCOME.......................    $545          $515        $ 30
                                                       ====          ====        ====

    Total noninterest income increased by approximately $30,000 from $515,000 to $545,000, or approximately 5.8%, from the three months ended September 30, 1999 to the three months ended September 30, 2000. There was a change in the mix of noninterest income. Other income includes SBA servicing fees, ATM fees, debit card fees and several other miscellaneous categories. Other income increased by approximately $65,000 due to increases in many of these areas as a result of the general increase in economic activity previously discussed. Gain on sale of SBA loans decreased by approximately $50,000 due to slower activity in the 2000 period versus the 1999 period. In addition the funding and sale of SBA loans does not occur smoothly over the year.

    The following table sets forth the details of noninterest income for the nine months ended September 30, 2000 and September 30, 1999:

                                                      9 MONTHS ENDED
                                                       SEPTEMBER 30,
                                                    -------------------    INCREASE
                                                      2000       1999     (DECREASE)
                                                    --------   --------   ----------
                                                             (IN THOUSANDS)
NONINTEREST INCOME:
  Service charges and fees on deposit accounts....   $  898     $  877       $ 21
  Merchant discount fees..........................       75         65         10
  Gain on sale of loans...........................      215        253        (38)
  Other income....................................      630        478        152
                                                     ------     ------       ----
    TOTAL NONINTEREST INCOME......................   $1,818     $1,673       $145
                                                     ======     ======       ====

    Total noninterest income increased by approximately $145,000 from $1,673,000 to $1,818,000, or approximately 8.7%, from the nine months ended September 30, 1999 to the nine months ended

September 30, 2000. There was a change in the mix of noninterest income. Other income includes SBA servicing fees, ATM fees, debit card fees and several other miscellaneous categories. Other income increased by approximately $152,000 due to increases in many of these areas as a result of the general increase in economic activity previously discussed. Gain on sale of SBA loans decreased by approximately $38,000 due to slower activity in the 2000 period versus the 1999 period. In addition the funding and sale of SBA loans does not occur smoothly over the year.

    NONINTEREST EXPENSE. The following table sets forth the details of noninterest expense for the three months ended September 30, 2000 and September 30, 1999:

                                                      3 MONTHS ENDED
                                                       SEPTEMBER 30,
                                                    -------------------    INCREASE
                                                      2000       1999     (DECREASE)
                                                    --------   --------   ----------
                                                             (IN THOUSANDS)
NONINTEREST EXPENSE:
  Salaries and employee benefits..................   $1,791     $1,725       $ 66
  Occupancy.......................................      445        416         29
  Furniture and equipment.........................      169        159         10
  Legal expenses..................................       28         95        (67)
  Other professional services.....................      361        333         28
  Stationery, supplies and printing...............       97         53         44
  FDIC assessment.................................       10         11         (1)
  Cost of other real estate owned.................        7         22        (15)
  Advertising.....................................      114         91         23
  Insurance.......................................       33         32          1
  Other...........................................      596        321        275
                                                     ------     ------       ----
OPERATING EXPENSE.................................    3,651      3,258        393
                                                     ------     ------       ----
TOTAL NONINTEREST EXPENSE.........................   $3,651     $3,258       $393
                                                     ======     ======       ====

    Total operating expense increased approximately $393,000 from $3,258,000 to $3,651,000, or 12.1%, from the three months ended September 30, 1999 to the three months ended September 30, 2000. The increase in operating expenses in almost all categories is primarily a result of the increased level of economic activity in the Company's markets and the Company's response to this increased level of customers and customer activity. Average gross loans grew by approximately 18.5% during the same period and average noninterest-bearing deposits grew by approximately 22.1% between the two periods. The growth in these activities bears directly on the variable costs of the Company. The Company is also making various technology investments and upgrades and investments in the infrastructure necessary to absorb Professional. These activities also impact various expense categories. The decline in legal expenses is a result of less activity related to working out loans. The substantial increase in other expense is due mainly to write-offs of fixed assets related to the technology investments made by the Company, the outsourcing of the courier department at one of the Banks, increased activity in communications expenses and various other activities.

    The efficiency ratio (operating expense divided by net interest income plus noninterest income) is a measure of how effective the Company is at using its expense dollars. A lower or declining ratio indicates improving efficiency. The increase in the efficiency ratio from 60.7% in the third quarter of 1999 to 62.4% in the third quarter of 2000 is mostly a result of building the infrastructure to absorb Professional.

    The following table sets forth the details of noninterest expense for the nine months ended September 30, 2000 and September 30, 1999:

                                                     9 MONTHS ENDED
                                                      SEPTEMBER 30,
                                                   -------------------    INCREASE
                                                     2000       1999     (DECREASE)
                                                   --------   --------   ----------
                                                            (IN THOUSANDS)
NONINTEREST EXPENSE:
  Salaries and employee benefits.................  $ 5,120     $4,578      $  542
  Occupancy......................................    1,218      1,100         118
  Furniture and equipment........................      647        491         156
  Legal expenses.................................      187        202         (15)
  Other professional services....................    1,274      1,008         266
  Stationery, supplies and printing..............      232        170          62
  FDIC assessment................................       42         33           9
  Cost of other real estate owned................       40        182        (142)
  Advertising....................................      310        287          23
  Insurance......................................       96         85          11
  Loss on sale of securities.....................       11          2           9
  Other..........................................    1,547      1,191         356
                                                   -------     ------      ------
OPERATING EXPENSE................................   10,724      9,329       1,395
  Merger costs...................................    3,561         --       3,561
                                                   -------     ------      ------
TOTAL NONINTEREST EXPENSE........................  $14,285     $9,329      $4,956
                                                   =======     ======      ======

    Total operating expense increased approximately $1,395,000 from $9,329,000 to $10,724,000, or 15.0%, from the nine months ended September 30, 1999 to the nine months ended September 30, 2000. The increase in operating expenses in almost all categories is primarily a result of the increased level of economic activity in the Company's markets and the Company's response to this increased level of customers and customer activity. Average gross loans grew by approximately 21.5% during the same period and average noninterest-bearing deposits grew by approximately 21.5% between the two periods. The Company is also making various technology investments and upgrades and investments in the infrastructure necessary to absorb Professional. These activities also impact various expense categories. The increase in other professional services is due to outsourcing of more activities and increased data processing costs due to increase in transaction activity. The decline in cost of other real estate owned is a result of a write down in the 1999 period which did not reoccur in 2000. The substantial increase in other expense is due mainly to write-offs of fixed assets related to the technology investments made by the Company, the outsourcing of the courier department at one of the Banks, increased activity in communications expenses and various other activities. Merger costs of $3,561,000 are one-time costs relating to the acquisition of First Community. The Company has estimated approximately $4.1 million of one-time merger costs related to the Professional acquisition.

    The efficiency ratio (operating expense divided by net interest income plus noninterest income) is a measure of how effective the Company is at using its expense dollars. A lower or declining ratio indicates improving efficiency. The Company's efficiency ratio improved from 62.0% in the first nine months of 1999 to 61.6% in the first nine months of 2000.

    INCOME TAXES. The Company's normal effective income tax rate is approximately 42.0%, representing a blend of the statutory Federal income tax rate of 35.0% and the California income tax rate of 10.84%. The Company's actual effective income tax rates were 44.0% and 42.1% for the three months ended September 30, 2000 and 1999, respectively. The Company's actual effective income tax rates were 68.4% and 42.4% for the nine months ended September 30, 2000 and 1999, respectively. The actual effective tax rate varies from the normal effective tax rate in the nine month period ended September 30, 2000 largely as a result of nondeductible merger costs. Adjusting for the nondeductible merger costs, the effective tax rates in the nine month periods of 2000 and 1999 were 42.7% and 42.4%.

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

    The following table shows the historical trends in nonperforming assets and key credit quality statistics for the Company:

CREDIT QUALITY MEASURES
(DOLLARS IN THOUSANDS)

                                                            AS OF AND FOR THE PERIODS ENDING
                                       --------------------------------------------------------------------------
                                       3 MONTHS   6 MONTHS   9 MONTHS     YEAR     3 MONTHS   6 MONTHS   9 MONTHS
                                       3/31/99    6/30/99    9/30/99    12/31/99   3/31/00    6/30/00    9/30/00
                                       --------   --------   --------   --------   --------   --------   --------
                                                                 (DOLLARS IN THOUSANDS)
Loans past due 90 days or more and
  still accruing.....................   $1,441     $  139     $  209     $   75     $   --     $  218     $    3
Nonaccrual loans and leases..........    1,608        858        821      1,845        442      2,268      2,650
Other real estate owned..............    1,392      1,466      1,315      1,315      1,315      1,315      1,315
                                        ------     ------     ------     ------     ------     ------     ------
  Nonperforming assets...............   $4,441     $2,463     $2,345     $3,235     $1,757     $3,801     $3,968
                                        ======     ======     ======     ======     ======     ======     ======
Impaired loans, gross................   $1,489     $  802     $2,136     $1,833     $  434     $2,268     $2,650
Allocated allowance for loan
  losses.............................      (64)       (47)      (277)      (159)      (201)      (574)      (456)
                                        ------     ------     ------     ------     ------     ------     ------
  Net investment in impaired loans...   $1,425     $  755     $1,859     $1,674     $  233     $1,694     $2,194
                                        ======     ======     ======     ======     ======     ======     ======
Charged off loans year-to-date.......   $   46     $  452     $  540     $  592     $   15     $   92     $  363
Recoveries year-to-date..............      (52)       (85)      (110)      (314)       (42)       (54)       (72)
                                        ------     ------     ------     ------     ------     ------     ------
  Net charge-offs (recoveries).......   $   (6)    $  367     $  430     $  278     $  (27)    $   38     $  291
                                        ======     ======     ======     ======     ======     ======     ======
Allowance for loan losses to loans,
  net of deferred fees and costs.....     2.15%      1.95%      1.89%      1.95%      1.82%      1.78%      1.64%
Allowance for loan losses to
  nonaccrual loans and leases........    244.2%     426.3%     459.0%     218.2%     916.7%     175.8%     147.7%
Nonperforming assets to loans and
  OREO...............................     2.41%      1.30%      1.17%      1.56%      0.79%      1.69%      1.65%
Annualized net charge offs to average
  loans..............................    (0.01)%     0.41%      0.31%      0.15%     (0.05)%     0.03%      0.17%
Nonaccrual loans to loans, net of
  deferred fees and costs............     0.88%      0.46%      0.41%      0.90%      0.20%      1.01%      1.11%

Allowance for loan losses to
  nonperforming assets...............     88.4%     148.5%     160.7%     124.4%     230.6%     104.9%      98.6%

    Loans past due 90 days and still accruing represent loans which are past due 90 days or more as to interest or principal, but not included in the nonaccrual or restructured categories. All loans in this category are well-secured and in the process of collection or renewal.

    On September 30, 2000, the Company had approximately $2,650,000 of loans which were considered impaired, all of which were on nonaccrual status, compared to $2,268,000 at June 30, 2000 and $1,833,000 of impaired loans at December 31, 1999. The ALL at September 30, 2000, includes allocated allowances of approximately $456,000 established for certain impaired loans. Nonperforming assets increased approximately $733,000 from $3,235,000 at December 31, 1999, to $3,968,000 at September 30, 2000. This increase is a result of nonaccrual loans increasing $805,000 to $2,650,000 as a result of improvements in most nonaccrual loans in the period and one large loan being put on nonaccrual in the second quarter of 2000.

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

    The percentage of ALL to gross loans, net of deferred fees and costs, was 1.64% at September 30, 2000, a decrease from 1.95% at December 31, 1999. This decrease in the percentage is almost entirely a result of the growth in loans and not due to a decrease in the allowance for loan losses. Nonaccrual loans increased by $382,000 during the quarter ended September 30, 2000, from 1.01% to 1.11% of loans, net of deferred fees and costs. Net OREO remained flat at $1,315,000 during the quarter. Total nonperforming assets increased by $167,000 during the third quarter of 2000, decreasing from 1.69% to 1.65% of total loans and OREO at June 30, 2000 and September 30, 2000, respectively. The Company had net charge-offs of $291,000 in the nine months ended September 30, 2000 represented by net charge-offs of $38,000 during the first six months of 2000 and net charge-offs of $253,000 during the third quarter. The allowance for loan losses declined slightly by $111,000 from $4,025,000 at December 31, 1999 to $3,914,000 at September 30, 2000. The allowance as a percentage of nonperforming assets decreased from 124.4% at December 31, 1999 to 98.6% at September 30, 2000 due to the increase in nonperforming assets. Management believes that the allowance for loan losses at September 30, 2000 is adequate based on the Company's quarterly migration analysis of loan losses, improved economic conditions and continued adherence to established credit policies.

    REGULATORY MATTERS. The regulatory capital guidelines as well as the actual regulatory capital ratios for Rancho, First Community and the Company on a consolidated basis as of September 30, 2000, are as follows:

                                                        REGULATORY
                                                       REQUIREMENTS                        ACTUAL
                                                 -------------------------   -----------------------------------
                                                 ADEQUATELY       WELL                    FIRST
                                                 CAPITALIZED   CAPITALIZED    RANCHO    COMMUNITY   CONSOLIDATED
                                                 -----------   -----------   --------   ---------   ------------
                                                  (GREATER THAN OR EQUAL
                                                   TO STATED PERCENTAGE)
Detailed computations of
  Tier 1 leverage capital ratio................     4.00%          5.00%       8.66%       7.28%         9.89%
  Tier 1 risk-based capital ratio..............     4.00%          6.00%      10.26%       9.05%        12.15%
Total risk-based capital.......................     8.00%         10.00%      11.51%      10.31%        13.40%

    On September 7, 2000 the Company issued $8 million of trust preferred securities. These securities are considered Tier I capital. The proceeds from the trust preferred securities will be used for the purchase of Professional.

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

    Historically, the overall liquidity of the Banks is based on the core deposit base of the Banks. The Banks have not relied on large denomination time deposits. To meet short-term liquidity needs, the Company has maintained at the Banks what it believes are adequate balances in federal funds sold, interest-bearing deposits in financial institutions and investment securities having maturities of five years or less. On a consolidated basis, liquid assets (cash, federal funds sold and investment securities available-for-sale) as a percent of total deposits were 30.4% and 24.2% as of September 30, 2000 and December 31, 1999, respectively.

    Market risk sensitive instruments are generally defined as on and off balance sheet derivatives and other financial instruments. At December 31, 1999 and September 30, 2000, the Company had no material on or off balance sheet derivatives. The Company's financial instruments include interest sensitive loans receivable, federal funds sold, interest-bearing deposits in financial institutions, FRB and FHLB stock, investment securities, deposits, short-term borrowings and trust preferred securities. At December 31, 1999, the Company had approximately $275 million in interest sensitive assets and approximately
$276 million in interest sensitive liabilities. At September 30, 2000, the Company's interest sensitive assets and interest sensitive liabilities totaled approximately $319 million and $325 million, respectively.

    The yield on interest sensitive assets and the cost of interest sensitive liabilities for the third quarter of 2000 was 9.36% and 2.63%, respectively, compared to 8.42% and 2.10%, respectively, at December 31, 1999. The increase in the yield on interest sensitive assets is primarily a result of the percentage of average loans to average interest sensitive assets increasing from approximately 70.7% at December 31, 1999 to 73.2% for the quarter ended September 30, 2000 and the general increase in the level of interest rates. The increase in the cost of interest sensitive liabilities is primarily a result of the increase in the level of interest rates over the same period of time.

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

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.  EXHIBITS

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
         2.1            Agreement and Plan of Merger dated as of August 7, 2000 by and between First Community Bancorp and Professional
                        Bancorp, Inc. (Annex A of a Form S-4 filed on October 3,
                        2000 and incorporated herein by this reference).

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

        10.1            First Community Bancorp 2000 Stock Incentive Plan; Form of
                        Incentive Stock Option Agreement, Form of Nonstatutory Stock
                        Option Agreement for directors and Form of Nonstatutory
                        Stock Option agreement for consultants (Exhibit 10.1 of a
                        Form 10Q filed on August 10, 2000 and incorporated herein by this reference).

        10.2            Revolving Credit Agreement and Pledge Agreement and Waiver,
                        dated June 26, 2000 (Exhibit 10.2 of a Form 10Q filed on
                        August 10, 2000 and incorporated herein by this reference).

        10.3            Directors' Deferred Compensation Plan (Exhibit 10.3 of a
                        Form 10Q filed on August 10, 2000 and incorporated herein by this reference).

        10.4 Guarantee Agreement By and Between First Community Bancorp and State Street Bank and Trust Company, National
                        Association Dated as of September 7, 2000.

        10.5            Amended and Restated Declaration of Trust By and Among State
                        Street Bank and Trust Company, National Association as
                        Institutional Trustee, First Community Bancorp, as Sponsor,
                        Mark Christian and Arnold C. Hahn, as Administrators Dated
                        September 7, 2000.

        10.6            Indenture Dated as of September 7, 2000.

        11.0            Computation of Earnings Per Common Share (See Note 5 of the
                        Notes to Unaudited Consolidated Financial Statements
                        contained in "Item 1. Consolidated Financial Statements
                        (unaudited)" of this Quarterly Report on Form 10-Q.)

        27.1            Financial Data Schedule for nine months ended September 30,
                        2000.

B.  REPORTS ON FORM 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    FIRST COMMUNITY BANCORP

                                                                               /s/ MATHEW P. WAGNER
                                                                     ----------------------------------------
                                                                                 Mathew P. Wagner
                                                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: November 13, 2000                                                         /s/ ARNOLD C. HAHN
                                                                     ----------------------------------------
                                                                                  Arnold C. Hahn
                                                                            EXECUTIVE VICE PRESIDENT,
                                                                           CHIEF FINANCIAL OFFICER AND
                                                                               ASSISTANT SECRETARY

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
         2.1            Agreement and Plan of Merger dated as of August 7, 2000 by and between First Community Bancorp and Professional
                        Bancorp, Inc. (Annex A of a Form S-4 filed on October 3,
                        2000 and incorporated herein by this reference).

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

        10.1            First Community Bancorp 2000 Stock Incentive Plan; Form of
                        Incentive Stock Option Agreement, Form of Nonstatutory Stock
                        Option Agreement for directors and Form of Nonstatutory
                        Stock Option agreement for consultants (Exhibit 10.1 of a
                        Form 10Q filed on August 10, 2000 and incorporated herein by this reference).

        10.2            Revolving Credit Agreement and Pledge Agreement and Waiver,
                        dated June 26, 2000 (Exhibit 10.2 of a Form 10Q filed on
                        August 10, 2000 and incorporated herein by this reference).

        10.3            Directors' Deferred Compensation Plan (Exhibit 10.3 of a
                        Form 10Q filed on August 10, 2000 and incorporated herein by this reference).

        10.4 Guarantee Agreement By and Between First Community Bancorp and State Street Bank and Trust Company, National
                        Association Dated as of September 7, 2000.

        10.5            Amended and Restated Declaration of Trust By and Among State
                        Street Bank and Trust Company, National Association as
                        Institutional Trustee, First Community Bancorp, as Sponsor,
                        Mark Christian and Arnold C. Hahn, as Administrators Dated
                        September 7, 2000.

        10.6            Indenture Dated as of September 7, 2000.

        11.0            Computation of Earnings Per Common Share (See Note 5 of the
                        Notes to Unaudited Consolidated Financial Statements
                        contained in "Item 1. Consolidated Financial Statements
                        (unaudited)" of this Quarterly Report on Form 10-Q.)

        27.1            Financial Data Schedule for nine months ended September 30,
                        2000.