Form 10-K405
period 2000-12-31
FIRST COMMUNITY BANCORP /CA/
filed 2001-03-21
CIK 1102112

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000 or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 00-30747

FIRST COMMUNITY BANCORP
(Exact Name of Registrant as Specified in Its Charter)

California	33-0885320
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
6110 El Tordo, PO Box 2388, Rancho Santa Fe, CA	92067
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (858) 756-3023

Securities registered pursuant to Section 12(b) of Exchange Act: None

Securities registered pursuant to Section 12(g) of Exchange Act: Common stock, no par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices on the Nasdaq National Market on March 1, 2001 of $17.125 was $52,762,039.

    As of March 1, 2001, there were 4,482,161 shares of the Registrant's common stock outstanding.

PART I
	ITEM 1.	Business	5
		General	5
		Strategic Evolution	6
		Management Changes	6
		Business of the Company	7
		Financial and Statistical Disclosure	10
		Supervision and Regulation	10
	ITEM 2.	Properties	12
		Rancho Santa Fe Properties	12
		First Community Properties	12
		First Professional Properties	12
	ITEM 3.	Legal Proceedings	12
	ITEM 4.	Submission of Matters to a Vote of Security Holders	13
PART II
	ITEM 5.	Market For Registrant's Common Equity and Related Stockholder Matters	14
		Marketplace Designation and Sales Price Information	14
		Dividends	14
	ITEM 6.	Selected Financial Data	15
	ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
		Overview	16
		Results of Operations	17
		Financial Condition	24
		Capital Resources	30
		Liquidity	30
		Recent Accounting Pronouncements	31
	ITEM 7A.	Qualitative and Quantitative Disclosure About Market Risk	32
	ITEM 8.	Financial Statements and Supplementary Data	35
		Contents	35
		Independent Auditors' Report	36
		Consolidated Balance Sheets as of December 31, 2000 and 1999	37
		Consolidated Statements of Earnings for the years ended December 31, 2000, 1999 and 1998	38
		Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended December 31, 2000, 1999 and 1998	39
		Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998	40
		Notes to Consolidated Financial Statements	41
	ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	65
PART III
	ITEM 10.	Directors and Executive Officers of the Registrant	65
	ITEM 11.	Executive Compensation	65

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management	65
ITEM 13.	Certain Relationships and Related Transactions	65
ITEM 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	66
*
First Community Bancorp's definitive proxy statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference.

    This Annual Report on Form 10-K includes forward-looking information, which is subject to the "safe harbor" created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When the Company uses or incorporates by reference in this Annual Report on Form 10-K (the "Annual Report") the words "anticipate," "estimate," "expect," "project," "intend," "commit," "believe" and similar expressions, the Company intends to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed. Such risks and uncertainties include, but are not limited to, the following factors:

  •
  Competitive pressure in the banking industry and changes in the regulatory environment.

  •
  Changes in the interest rate environment and volatility of rate sensitive loans and deposits.

  •
  A decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of the Company's loans.

  •
  Credit quality deterioration which could cause an increase in the provision for loan losses.

  •
  Dividend restrictions.

  •
  Regulatory discretion.

  •
  Material losses in the Company's merchant credit card processing business from card holder fraud or merchant business failure.

  •
  Changes in the securities markets.

  •
  Asset/liability repricing risks and liquidity risks.

    The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. For additional information concerning risks and uncertainties related to the Company and its operations please refer to Item 1 through Item 7A of this Annual Report on Form 10-K.

PART I

ITEM 1.  BUSINESS

General

    First Community Bancorp (individually and on a consolidated basis, where appropriate, the "Company") is a California corporation registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company's principal business is to serve as a holding company for its banking subsidiaries, Rancho Santa Fe National Bank ("Rancho Santa Fe"), First Community Bank of the Desert ("First Community") and, as of January 16, 2001, First Professional Bank, N.A. ("First Professional" and, together with Rancho Santa Fe and First Community, the "Banks"). Discussions about the Banks as of and for the periods ended December 31, 2000 refer only to Rancho Santa Fe and First Community. Rancho Santa Fe, a federally chartered commercial bank organized in 1982, is a community bank serving the commercial, industrial, professional, real estate and private banking markets of San Diego County. In May 2000, the Company acquired both Rancho Santa Fe and First Community. First Community, a California chartered commercial bank organized in 1980, is a community bank established to serve the commercial, industrial, professional, real estate and private banking markets of San Bernardino and Riverside Counties. As of December 31, 2000, First Professional had approximately $268 million in assets and five branches in Santa Monica, Beverly Hills, Pasadena, Tarzana and Redlands. Professional focuses on serving the healthcare community.

    The Banks are full-service community banks offering a broad range of banking products and services including; accepting time and demand deposits, originating commercial loans, consumer loans, real estate and construction loans, Small Business Administration guaranteed loans ("SBA" loans) and mortgage loans and making other investments. The Banks' loans are primarily short-term and adjustable rate. At December 31, 2000, the gross loans of the Banks totaled approximately $251,185,000 of which approximately 47% consisted of commercial loans, 51% consisted of real estate loans and 2% consisted of consumer loans. Special services and requests beyond the lending limits of the Banks can be arranged through correspondent banks.

    The Company, through the Banks, derives its income primarily from interest received on real estate loans, commercial loans and consumer loans and, to a lesser extent, on fees from the sale of SBA loans originated, interest on investment securities, fees received in connection with loans and other services offered (including SBA loan servicing), and deposit services. The Company's major operating expenses are the interest it pays on deposits and borrowings and general operating expenses. The Banks rely on a foundation of locally generated deposits. Management believes it has a relatively low cost of funds due to a high percentage of low cost and noninterest bearing deposits. The Company's operations, like those of other financial institutions operating in California, are significantly influenced by economic conditions in California, including the strength of the real estate market, and the fiscal and regulatory policies of the federal government and the regulatory authorities that govern financial institutions. See "—Supervision and Regulation."

    The Company is committed to maintaining premier, relationship-based community banks in Southern California which serve the needs of small to medium sized businesses and the owners and employees of those businesses. The strategy for serving the Company's target markets is the delivery of a finely-focused set of value-added products and services that satisfy the primary needs of the Company's customers, emphasizing superior service and relationships as opposed to transaction volume.

    The Company operates in one business segment: banking.

Strategic Evolution

  First Community Bancorp

    The Company was organized on October 22, 1999 as a California corporation for the purpose of becoming a bank holding company and to acquire all the outstanding capital stock of Rancho Santa Fe. As of May 31, 2000, prior to the consummation of the First Community Acquisition described below, the Company had total assets of approximately $199 million.

  First Community Acquisition

    On May 31, 2000, the Company completed its formation and combined Rancho Santa Fe with First Community as its wholly-owned subsidiaries. Shareholders for both banks approved the transaction at their respective Shareholder Meetings held on May 31, 2000. Under the terms of the merger agreement, each shareholder of First Community received 0.30 shares of Company common stock for each share of First Community common stock. Each Rancho Santa Fe share was exchanged for one share of Company common stock. At the same time as completion of the merger, the Company became listed on NASDAQ under the symbol FCBP. The Company accounted for the merger as a "pooling-of-interests."

    The merger created a $318 million bank holding company operating in the markets of Northern San Diego County and the desert communities of the Coachella Valley and Morongo Basin. Each bank operates under its own name with Rancho Santa Fe having branches in Rancho Santa Fe, San Diego's Golden Triangle, Escondido and Carlsbad. First Community has branches in Palm Springs, Indian Wells, Cathedral City, Yucca Valley and Twenty-nine Palms.

  Professional Merger

    On January 16, 2001, the Company acquired Professional Bancorp, Inc. ("Professional") and its wholly-owned subsidiary, First Professional Bank, N.A. ("First Professional"). Shareholders of Professional received either $8.00 in cash or 0.55 shares of Company common stock for each share of Professional common stock. Professional shareholders had the option to choose either cash or stock consideration. The purchase price received by shareholders of Professional totaled approximately 504,747 shares of Company common stock and approximately $8.9 million in cash, resulting in a total purchase price of approximately $16.4 million.

    As of December 31, 2000, Professional had approximately $268 million in assets and five branches in Santa Monica, Beverly Hills, Pasadena, Tarzana and Redlands. Professional focuses on serving the healthcare community. Gene Gaines, President and CEO of Professional, joined the Board of Directors of the Company.

  Management Changes

    During 2000, the Company hired the following additional executives to add to its senior management team: (1) Matthew P. Wagner, formerly President and Chief Executive Officer of Western Bancorp and an Executive Vice President of U.S. Bancorp, as President and Chief Executive Officer; (2) Robert M. Borgman, formerly Executive Vice President and Chief Credit Officer of Western Bancorp and President of National Business Finance, Inc. (a factoring company purchased by Norwest Corporation), as Executive Vice President and Chief Credit Officer; (3) Arnold C. Hahn, formerly Executive Vice President and Chief Financial Officer of Western Bancorp and Senior Vice President of U.S. Bancorp, as Executive Vice President and Chief Financial Officer; and (4) Michael L. Thompson, formerly Senior Vice President, Director of Human Resources of Western Bancorp and Senior Vice President, Director of Human Resources of Citizens Business Bank, as Executive Vice President, Director of Human Resources.

    Certain executives continue in their previous roles. James A. Boyce continues as President and Chief Executive Officer of Rancho Santa Fe. William Powers continues as President and Chief Executive Officer of First Community. Gene F. Gaines, continues as President and Chief Executive Officer of First Professional.

Business of the Company

  Banking Business

    The Company, through the Banks, provides banking and other financial services throughout Southern California to small and medium sized businesses and the owners and employees of those businesses. The Banks offer a broad range of banking products and services, including many types of business, personal savings and checking accounts and other consumer banking services. The Banks originate several types of loans, including secured and unsecured commercial and consumer loans, commercial and residential real estate mortgage loans, SBA loans and construction loans. The Banks' loans are primarily short-term and adjustable rate. Special services or requests beyond the lending limits of the Banks can be arranged through correspondent banks. The Banks have a network of ATMs and offer access to ATM networks through other major banks. The Banks issue MasterCard and Visa credit and debit cards through a correspondent bank and are also merchant depositories for cardholder drafts under Visa and MasterCard. The Banks can provide investment and international banking services through correspondent banks.

    The Company, through the Banks, concentrates its lending activities in three principal areas:

      (1) Real Estate Loans. Real estate loans are comprised of construction loans, miniperm loans collateralized by first or junior deeds of trust on specific properties and equity lines of credit. The properties collateralizing real estate loans are principally located in the Company's primary market areas of Los Angeles, San Bernardino, Riverside and San Diego counties in California and the contiguous communities. The construction loans are comprised of loans on residential and income producing properties that generally have terms of less than two years and typically bear an interest rate that floats with the prime rate or another established index. The miniperm loans finance the purchase and/or ownership of income producing properties. Miniperm loans are generally made with an amortization schedule ranging from fifteen to twenty-five years with a lump sum balloon payment due in one to ten years. Equity lines of credit are revolving lines of credit collateralized by junior deeds of trust on real properties. They bear a rate of interest that floats with the prime rate, LIBOR or another established index and have maturities of five years. From time to time, the Company purchases participation interests in loans made by other institutions. These loans are subject to the same underwriting criteria and approval process as loans made directly by the Company. The Banks' real estate portfolio is subject to certain risks, including (i) a possible downturn in the Southern California economy, especially like the one which occurred during the early 1990s, (ii) interest rate increases, (iii) reduction in real estate values in Southern California and (iv) continued increase in competitive pricing and loan structure. The Banks strive to reduce the exposure to such risks by (a) reviewing each loan request and renewal individually, (b) using a dual signature approval system whereby both the marketing and credit administration departments must approve each request individually and (c) following strict written loan policies, including, among other factors, minimum collateral requirements and maximum loan-to-value ratio requirements. Each loan request is reviewed on the basis of the Bank's ability to recover both principal and interest in view of the inherent risks.

      (2) Commercial Loans. Commercial loans are made to finance operations, to provide working capital or for specific purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower's cash flow from operations is generally the primary source of repayment, the Company's policies provide specific guidelines regarding required debt coverage and other important financial ratios. Commercial loans include lines of credit and commercial term loans. Lines of credit are extended to businesses or individuals based on the financial strength and integrity of the borrower and generally (with some exceptions) are collateralized by short term assets such as accounts receivable, inventory, equipment or real estate and have a maturity of one year or less. Such lines of credit bear an interest rate that floats with the prime rate, LIBOR or another established index. Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short term debt originally used to purchase fixed assets or, in rare cases, to finance the purchase of businesses. Commercial term loans generally have terms from one to five years. They may be collateralized by the asset being acquired or other available assets and bear interest which either floats with the prime rate, LIBOR or another established index or is fixed for the term of the loan. The Banks' portfolio of commercial loans is subject to certain risks, including (i) a possible downturn in the Southern California economy, (ii) interest rate increases and (iii) the deterioration of a company's financial capabilities. The Banks strive to reduce the exposure to such risks through (a) a dual signature approval system and (b) following strict written loan policies. In addition, loans based on short term asset values are monitored on a monthly or quarterly basis. In general, the Banks receive and review financial statements of borrowing customers on an ongoing basis during the term of the relationship and respond to any deterioration noted.

      (3) Consumer Loans and Leases. Consumer loans include personal loans, auto loans, boat loans, home improvement loans, equipment loans, revolving lines of credit and other loans typically made by banks to individual borrowers. The Banks' consumer loan portfolio is subject to certain risks, including (i) amount of credit offered to consumers in the market, (ii) interest rates increases and (iii) consumer bankruptcy laws which allow consumers to discharge certain debts. The Banks strive to reduce the exposure to such risks through the direct approval of all consumer loans by (a) using a dual signature system of approval and (b) strict adherence to written credit policies.

    As part of its efforts to achieve long-term stable profitability and respond to a changing economic environment in Southern California, the Company is investigating all possible options to augment its traditional focus by broadening its customer services. Possible avenues of growth and future diversification include more branch locations, expanded days and hours of operation and new types of lending, brokerage, annuity and mutual funds products.

  Business Concentrations

    No individual or single group of related accounts is considered material in relation to the Company's assets or the Banks' assets or deposits, or in relation to the overall business of the Banks or the Company. However, approximately 61.3% of the Company's loan portfolio held for investment at December 31, 2000 consisted of real estate-related loans, including construction loans, miniperm loans, real estate mortgage loans and commercial loans secured by real estate. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Loans. Moreover, the business activities of the Company currently are focused in Southern California, with the majority of its business concentrated in Los Angeles, San Diego, Riverside and San Bernardino Counties in California. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in the Southern California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company's operations in Southern California exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region.

  Competition

    The banking business in California, specifically in the Banks' primary service areas, is highly competitive with respect to both loans and deposits as well as other banking and mortgage banking services. The market is dominated by a relatively small number of major banks with a large number of offices and full-service operations over a wide geographic area. Among the advantages such major banks have in comparison to the Banks are their ability to finance and engage in wide-ranging advertising campaigns and to allocate their investment assets to regions of higher yield and demand. Such banks offer certain services which are not offered directly by the Banks. In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Banks. Other entities, in both the public and private sectors, seeking to raise capital through the issuance and sale of debt or equity securities also provide competition for the Banks in the acquisition of deposits. Banks also compete with money market funds and other money market instruments which are not subject to interest rate ceilings. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card and other consumer finance services (including on-line banking services and personal finance software). Competition for deposit and loan products remains strong from both banking and non-banking firms and this competition directly affects the rates of those products and the terms on which they are offered to consumers.

    Technological innovation continues to contribute to greater competition in domestic and international financial services markets. Technological innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services previously limited to traditional banking products. In addition, customers now expect a choice of several delivery systems and channels, including telephone, mail, home computer, ATMs, self-service branches and in-store branches.

    Mergers between financial institutions have placed additional pressure on banks within the industry to consolidate their operations, reduce expenses and increase revenues to remain competitive. In addition, competition has intensified due to federal and state interstate banking laws, which permit banking organizations to expand geographically with fewer restrictions than in the past. These laws allow banks to merge with other banks across state lines, thereby enabling banks to establish or expand banking operations in the Company's most significant markets. The competitive environment is also significantly impacted by federal and state legislation which make it easier for non-bank financial institutions to compete with the Company.

    Economic factors, along with legislative and technological changes, will have an ongoing impact on the competitive environment within the financial services industry. As an active participant in financial markets, the Company strives to anticipate and adapt to dynamic competitive conditions, but there can be no assurance as to their impact on the Company's future business or results of operations or as to the Company's continued ability to anticipate and adapt to changing conditions. In order to compete with other competitors in their primary service areas, the Banks attempt to use to the fullest extent possible the flexibility which the Banks' independent status permits, including an emphasis on specialized services, local promotional activity and personal contacts. Each of the Banks strive to offer highly personalized banking services. In addition, the Company intends to continue diversifying its services and banking products and to cross-market services and banking products provided by one of the Banks but not the other. The Company believes that through the cross-marketing of products, the Banks can distinguish themselves from other community banks which they compete with based on the range of services provided and products offered. However, there can be no assurance the Company will be able to diversify its services and/or banking products or successfully compete with its competitors in its primary service area.

  Employees

    As of March 1, 2001, Rancho Santa Fe had 70 full time equivalent employees, First Community had 52 full time equivalent employees, Professional had 89 full time equivalent employees and the Company had 10 full time equivalent employees in addition to those employed by the Banks.

Financial and Statistical Disclosure

    Statistical information relating to the Company and its subsidiaries is presented within "Item 6. Selected Financial Data; Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations; Item 7A. Qualitative and Quantitative Disclosure About Market Risk." This information should be read in conjunction with the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data."

Supervision and Regulation

  General

    The banking and financial services businesses in which the Company engages are highly regulated. Such regulation is intended, among other things, to protect depositors insured by the Federal Deposit Insurance Corporation (the "FDIC") and the entire banking system. The commercial banking business is also influenced by the monetary and fiscal policies of the federal government and the policies of the Federal Reserve Board (the "Board"). The Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Board in these areas influence the growth of bank loans, investments and deposits and also affects interest rates charged on loans and paid on deposits. Indirectly such actions may also impact the ability of non-bank financial institutions to compete with the Banks. The nature and impact of any future changes in monetary policies cannot be predicted.

    The laws, regulations and policies affecting financial services businesses are continuously under review by Congress and state legislatures and federal and state regulatory agencies. From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, in the California legislature and before various bank regulatory agencies and other professional agencies. Changes in the laws, regulations or policies that impact the Company cannot necessarily be predicted, but they may have a material effect on the business and earnings of the Company.

  Bank Holding Company Regulation

    The Company, as a bank holding company, is subject to regulation under the BHCA. It is registered with and subject to the supervision and examination of the Board. Pursuant to the BHCA, the Company is required to obtain the prior approval of the Board before it acquires all or substantially all of the assets of any bank or ownership or control of voting shares of any bank if, after giving effect to such acquisition, it would own or control, directly or indirectly, more than 5 percent of such bank.

    Under the BHCA, the Company may not engage in any business other than managing or controlling banks or furnishing services to its subsidiaries that the Board deems to be so closely related to banking as "to be a proper incident thereto." The Company is also prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company unless the company is engaged in banking activities or the Board determines that the activity is so closely related to banking to be a proper incident to banking. The Board's approval must be obtained before the shares of any such company can be acquired and, in certain cases, before any approved company can open new offices.

    The BHCA and regulations of the Board also impose certain constraints on the redemption or purchase by a bank holding company of its own shares of stock.

    The Company's earnings and activities are affected by legislation, by regulations and by local legislative and administrative bodies and decisions of courts in the jurisdictions in which the Company and the Banks conduct business. For example, these include limitations on the ability of the Banks to pay dividends to the Company and the ability of the Company to pay dividends to its shareholders. It is the policy of the Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries. Various federal and state statutory provisions limit the amount of dividends that subsidiary banks and savings associations can pay to their holding companies without regulatory approval. In addition to these explicit limitations, the federal regulatory agencies have general authority to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

    In addition, banking subsidiaries of bank holding companies are subject to certain restrictions imposed by federal law in dealings with their holding companies and other affiliates. Subject to certain exceptions set forth in the Federal Reserve Act, a bank can make a loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate, accept securities of an affiliate as collateral for a loan or extension of credit to any person or company, issue a guarantee or accept letters of credit on behalf of an affiliate only if the aggregate amount of the above transactions of such subsidiary does not exceed 10 percent of such subsidiary's capital stock and surplus on an individual basis or 20 percent of such subsidiary's capital stock and surplus on an aggregate basis. Such transactions must be on terms and conditions that are consistent with safe and sound banking practices. A bank and its subsidiaries generally may not purchase a "low-quality asset," as that term is defined in the Federal Reserve Act, from an affiliate. Such restrictions also prevent a holding company and its other affiliates from borrowing from a banking subsidiary of the holding company unless the loans are secured by collateral.

    The Board has cease and desist powers over parent bank holding companies and non-banking subsidiaries where the action of a parent bank holding company or its non-financial institutions represent an unsafe or unsound practice or violation of law. The Board has the authority to regulate debt obligations, other than commercial paper, issued by bank holding companies by imposing interest ceilings and reserve requirements on such debt obligations.

  Regulation of the Banks

    The Banks are extensively regulated under both federal and state law.

    The Banks are insured by the FDIC, which currently insures deposits of each member bank to a maximum of $100,000 per depositor. For this protection, the Banks, as is the case with all insured banks, pay a semi-annual statutory assessment and are subject to the rules and regulations of the FDIC. First Community is a member of the Federal Reserve System and is subject to primary regulation by the Board. Rancho Santa Fe and First Professional are national banks and therefore regulated primarily by the Office of the Comptroller of the Currency.

    Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Banks. State and federal statutes and regulations relate to many aspects of the Banks' operations, including standards for safety and soundness, reserves against deposits, interest rates payable on deposits and loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, fair lending requirements, Community Reinvestment Act activities and loans to affiliates. Further, the Banks are required to maintain certain levels of capital. The following are the regulatory capital guidelines and the actual capitalization levels for Rancho Santa Fe, First Community and the Company as of December 31, 2000:

	Requirement		Actual
	Adequately Capitalized	Well Capitalized	Rancho Santa Fe	First Community	Company Consolidated
	(greater than or equal to)
Tier 1 risk-based capital ratio	4.00%	6.00%	11.10%	9.88%	12.97%
Total risk-based capital	8.00%	10.00%	12.35%	11.13%	14.22%
Tier 1 leverage capital ratio	4.00%	5.00%	8.82%	7.38%	10.21%

  Hazardous Waste Clean-Up

    Since the Company is not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, its primary exposure to environmental laws is through its lending activities. Based on a general survey of the loan portfolios of the Banks, conversations with local appraisers and the type of lending currently and historically done by the Banks, the Company is not aware of any potential liability for hazardous waste contamination that might have a material adverse effect on the Company as of March 1, 2001.

ITEM 2.  PROPERTIES

Rancho Santa Fe Properties

    Rancho Santa Fe's principal office is located at 6110 El Tordo, Rancho Santa Fe, California 92067. As of March 1, 2001, Rancho Santa Fe had a total of five properties consisting of four branch offices and one operations location. All locations are leased.

First Community Properties

    First Community's principal office is located at 74-750 Highway 111, Indian Wells, California 92210. As of March 1, 2001, First Community had a total of six properties consisting of five branch offices and one discontinued branch location. Four locations are owned and two are leased.

First Professional Properties

    First Professional's principal office is located at 606 Broadway, Santa Monica, California 90401. As of March 1, 2001, First Professional had a total of seven properties consisting of five branch offices and one discontinued branch location with an ATM and one operations center. All locations are leased.

    For additional information regarding properties of the Company and of the Banks, see "Item 8. Financial Statements and Supplementary Data."

ITEM 3.  LEGAL PROCEEDINGS

General

    From time to time, the Company and the Banks are party to claims and legal proceedings arising in the ordinary course of business. Management of the Company evaluates the Company's and/or the Banks' exposure to the cases individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is determinable and the loss is probable.

    Management of the Company and/or the Banks believe that there are no material litigation matters at the current time. However, litigation is inherently uncertain and no assurance can be given that any current or future litigation will not result in any loss which might be material to the Company and/or the Banks.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters have been submitted to the shareholders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2000.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Marketplace Designation and Sales Price Information

    The Company's common stock trades on the Nasdaq National Market® under the symbol "FCBP." Prior to June 1, 2000, trading in Rancho Santa Fe's common stock occurred solely "over the counter," and was not extensive. Consequently, the prices listed before that date represent quotations by dealers making a market in Rancho Santa Fe common stock and reflect inter-dealer prices, without adjustments for mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. Prior to June 1, 2000, trading in the Company's common stock was limited in volume and may not be a reliable indicator of its market value. On June 1, 2000, the Company's common stock was designated for quotation on the Nasdaq National Market®. The prices listed below for periods prior to June 1, 2000 are the prices of Rancho Santa Fe. Prices subsequent to June 1, 2000 are prices for the Company as reported by the Nasdaq National Market®.

    The Company believes, based on the records of the transfer agent, that the number of record holders of the Company's common stock as of March 1, 2001 was approximately 1,083.

    The following table summarizes those trades of Company common stock of which management is aware, setting forth the approximate high and low trade prices for each quarterly period ended since January 1, 1999:

	Approximate Sales Prices
	High	Low
Quarter Ended
1999:
First quarter	$13.75	$11.75
Second quarter	$14.38	$11.00
Third quarter	$14.88	$13.13
Fourth quarter	$15.50	$13.50
2000
First quarter	$15.50	$13.75
Second quarter	$14.25	$13.00
Third quarter	$15.44	$13.88
Fourth quarter	$15.13	$14.75

    On March 1, 2001, the approximate high and low trade price for the Company's common stock was $17.125 and $17.125, respectively.

Dividends

    The ability of the Company to pay dividends to its shareholders is subject to the restrictions set forth in the California General Corporation Law (the "CGCL"). The CGCL provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The CGCL further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions: (i) the corporation's assets equal at least 1 1/4 times its liabilities and (ii) the corporation's current assets equal at least its current liabilities or, alternatively, if the average of the corporation's earnings before taxes on income and interest expense for the two preceding fiscal years was less than the average of the corporation's interest expense for such fiscal years, the corporation's current assets equal at least 1 1/4 times its current liabilities. The Company's ability to pay dividends is also subject to certain other limitations. See "Item 1. Business—Supervision and Regulation."

    The primary source of income of the Company is the receipt of dividends from the Banks. The availability of dividends from the Banks is limited by various statutes and regulations. California law restricts the amount available for cash dividends by state-chartered banks to the lesser of retained earnings or the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). In the event a bank is unable to pay cash dividends due to insufficient retained earnings or net income for its last three fiscal years, cash dividends may be paid under certain circumstances with the prior approval of the California Department of Financial Institutions (the "DFI"). It is possible, depending upon the financial condition of the Bank in question, and other factors, that the Board and/or the Office of the Comptroller of the Currency could assert that payment of dividends or other payments is an unsafe or unsound practice. In addition, the Company's ability to pay dividends is limited by a Revolving Credit Agreement, dated as of June 26, 2000 (the "Credit Agreement"), between the Company and the Northern Trust Company which provides that the Company may not declare or pay any dividend, other than dividends payable in the Company's common stock or in the ordinary course of business exceeding 50% of net income per fiscal quarter of the Company before goodwill amortization and any restructuring charges incurred in connection with any merger, consolidation or other restructuring contemplated by transactions similar to a merger. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity; and Note 14 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

    Holders of the Company's common stock are entitled to receive dividends declared by the Company's Board of Directors out of funds legally available under the laws of the State of California, subject to the rights of holders of any preferred stock of the Company that may be issued in the future. In January 1998, the Company's Board of Directors (the Rancho Santa Fe Board prior to June 2000) approved the institution of a quarterly dividend and thereafter declared the following dividends:

Record Date	Pay Date	Amount per Share
February 13, 1998	February 27, 1998	$0.06
May 15, 1998	May 29, 1998	$0.06
August 14, 1998	August 31, 1998	$0.06
November 13, 1998	November 30, 1998	$0.06
February 12, 1999	February 26, 1999	$0.06
May 14, 1999	May 28, 1999	$0.06
August 13, 1999	August 31, 1999	$0.09
November 15, 1999	November 30, 1999	$0.09
February 15, 2000	February 29, 2000	$0.09
May 15, 2000	May 31, 2000	$0.09
August 15, 2000	August 31, 2000	$0.09
November 15, 2000	November 30, 2000	$0.09

    The Company's management believes that it will be able to continue paying quarterly dividends. However, because the Company must comply with the CGCL and banking regulations, there can be no assurance that the Company will continue to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth statistical information relating to the Company and its subsidiaries for each of the years in the five-year period ended December 31, 2000. This data should be read in conjunction with the audited consolidated financial statements as of December 31, 2000 and 1999 and for each of the years in the three-year period ended December 31, 2000 and related notes included elsewhere herein. See "Item 8. Financial Statements and Supplementary Data."

	At or for the Years Ended December 31,
	2000	1999	1998	1997	1996
	(In thousands except per share data)
Results of Operations:
Interest Income	$28,831	$23,405	$20,258	$16,707	$13,752
Interest Expense	7,924	5,688	5,390	4,564	3,942

NET INTEREST INCOME	20,907	17,717	14,868	12,143	9,810
Provision for loan losses	520	518	941	310	360

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	20,387	17,199	13,927	11,833	9,450
Non-interest income	2,465	2,304	2,692	2,426	3,229
Non-interest expense	18,145	12,073	10,897	9,544	9,987

EARNINGS BEFORE INCOME TAXES	4,707	7,430	5,722	4,715	2,692
Income tax (benefit)	2,803	3,166	2,140	1,878	(479)

NET EARNINGS	$1,904	$4,264	$3,582	$2,837	$3,171

Ending Balance Sheet Data:
Assets	$358,287	$304,362	$277,613	$214,846	$175,663
Time deposits in financial institutions	495	7,502	5,440	4,160	—
Securities	46,313	50,563	38,380	28,136	22,646
Loans, net of deferred fees	250,552	206,102	170,980	151,064	125,247
Allowance for loan losses	3,930	4,025	3,785	3,382	3,194
Deposits	316,938	274,232	251,421	191,940	156,481
Borrowed funds	9,689	1,657	470	—	—
Common shareholders' equity	27,772	25,855	22,833	19,680	16,769
Per Share Data and Other Selected Ratios:
Earnings per common share:
Basic	$0.49	$1.10	$0.93	$0.74	$0.83
Diluted	0.47	1.05	0.88	0.71	0.83
Dividends declared per share	0.36	0.30	0.24	—	—
Dividends payout ratio	76.7%	28.6%	27.3%	—	—
Book value per share	$6.99	$6.67	$5.92	$5.15	$4.39
Shareholders' equity to assets at period end	7.75%	8.49%	8.22%	9.16%	9.55%
Return on average assets	0.56	1.44	1.48	1.45	1.94
Return on average equity	7.01	17.46	16.87	15.62	21.16
Average equity/average assets	7.99	8.27	8.77	9.30	9.16
Net interest margin	6.81	6.60	6.79	6.85	6.82

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    The Company had total assets of approximately $358,287,000 at December 31, 2000 as compared to total assets of approximately $304,362,000 at December 31, 1999. At January 31, 2001, the Company had total assets of approximately $628,000,000 after giving effect to the Professional Merger. The Company's total deposits increased from approximately $274,232,000 at December 31, 1999 to approximately $316,938,000 at December 31, 2000. The Professional Acquisition added approximately

$238,000,000 of deposits as of January 31, 2001. Common shareholders' equity increased $1,917,000 million from $25,855,000 million at December 31, 1999 to $27,772,000 million at December 31, 2000.

Results of Operations

    Earnings Performance.  The Company reported net earnings for the year ended December 31, 2000 of $1,904,000, compared to $4,264,000 for the year ended December 31, 1999, a decrease of $2,360,000, or 55.3%. The Company reported net earnings for the year ended December 31, 1999 of $4,264,000, compared with $3,582,000 for 1998, an increase of $682,000 or 19.0%. In 2000, basic earnings per share and diluted earnings per share were $0.49 and $0.47, compared with $1.10 and $1.05 in 1999 and $0.93 and $0.88 in 1998. The decrease in net earnings for the year ended December 31, 2000 was primarily attributable to nonrecurring merger costs of $3,561,000 related to the First Community Acquisition. Before these nonrecurring merger costs net income would have been $4,702,000, or a 10.3% increase from 1999. The Company's improved earnings performance between 1999 and 1998 is primarily attributable to an increase in net interest income arising from a greater quantity of interest-earnings assets particularly in the loan segment. The Company believes that the demand for loans increased in the Banks' market areas due to a strong local economy as well as low interest rates. In addition to the growth in earning assets, a general improvement in operating efficiencies contributed to the Company's earnings performance.

    The following is a condensed summary of the statement of operations along with selected profitability ratios:

Analysis of Net Income

	Year Ended December 31,
	2000	1999	1998
Net interest income	$20,907,000	$17,717,000	$14,868,000
Provision for loan losses	520,000	518,000	941,000
Other non-interest income	2,151,000	1,951,000	2,071,000
Net gains on sales of SBA loans	314,000	353,000	621,000
Non-interest expenses	18,145,000	12,073,000	10,897,000
Income taxes	2,803,000	3,166,000	2,140,000
Net income	1,904,000	4,264,000	3,582,000
Return on average assets	0.56%	1.44%	1.48%
Return on average equity	7.01	17.46	16.87
Dividend payout ratio	76.7	28.6	27.3
Average equity to average assets at period end	7.99	8.27	8.77
Measures before after-tax nonrecurring merger costs
Return on average assets	1.38%	1.44%	1.48%
Return on average equity	17.31	17.46	16.87
Dividend payout ratio	31.3	28.7	2745

    Net Interest Income.  Net interest income, which constitutes one of the principal sources of income for the Company, represents the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Net interest income is affected by changes in both interest rates and the volume of average earning assets and interest-bearing liabilities. The following tables provide information concerning average interest-earning assets and interest-bearing liabilities, interest earned and paid and the related yields and rates on major categories for the periods indicated:

Analysis of Average Rates and Balances

	Average Balance	2000 Interest Income/ Expense	Interest Yields and Rates	Average Balance	1999 Interest Income/ Expense	Interest Yields and Rates	Average Balance	1998 Interest Income/ Expense	Interest Yields and Rates
ASSETS
Loans, net (1) and (2)	$228,638,000	$23,980,000	10.49%	$187,811,000	$19,056,000	10.15%	$160,895,000	$16,971,000	10.55%
Investment securities (2)	47,620,000	2,957,000	6.21	45,731,000	2,614,000	5.72	31,549,000	1,838,000	5.83
Federal funds sold	26,602,000	1,637,000	6.15	28,372,000	1,380,000	4.86	21,524,000	1,135,000	5.27
Deposits with financial institutions	4,227,000	257,000	6.08	6,512,000	355,000	5.45	5,111,000	314,000	6.14

Total interest earning assets	307,087,000	28,831,000	9.39	268,426,000	23,405,000	8.72	219,079,000	20,258,000	9.25

Noninterest earning assets	32,931,000			26,930,000			22,961,000

Total assets	340,018,000			295,356,000			242,040,000

LIABILITIES
Time deposits of $100,000 or more	28,779,000	1,810,000	6.29	25,680,000	1,253,000	4.88	17,181,000	904,000	5.26
All other interest-bearing deposits	172,190,000	5,741,000	3.33	154,692,000	4,395,000	2.84	133,127,000	4,450,000	3.34
Other interest-bearing liabilities	4,278,000	373,000	8.72	793,000	40,000	5.04	622,000	36,000	5.79

Total interest-bearing liabilities	205,247,000	7,924,000	3.86	181,165,000	5,688,000	3.14%	150,930,000	5,390,000	3.57%

Noninterest-bearing deposits	104,518,000			87,466,000			67,344,000
Other liabilities	3,082,000			2,310,000			2,529,000
Shareholders' equity	27,171,000			24,415,000			21,237,000

Total liabilities and shareholders' equity	$340,018,000			$295,356,000			$242,040,000

Net interest rate spread			5.53%			5.58%			5.68%

Net interest income		$20,907,000			$17,717,000			$14,868,000

Net yield of interest-earning assets			6.81%			6.60%			6.79%

(1)
Includes nonaccrual loans and loan fees

(2)
Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material

    Net interest income before provision for loan losses was $20,907,000 for the year ended December 31, 2000 compared to $17,717,000 in 1999, an increase of $3,190,000 or 18.0%. The increase was attributable to an increase in average interest earning assets of $38,661,000 in 2000 compared to an increase of average interest bearing liabilities of $23,799,000, a net increase of $14,862,000. The rate earned on interest bearing assets increased to 9.39% in 2000 compared to 8.72% in 1999. The increase was attributable to increased interest rate environment in 2000 over 1999 due to increases in interest rates by the Federal Reserve Bank. Average net loans outstanding during 2000 was $228,638,000 and yielded 10.49% compared to average loans outstanding of $187,811,000 in 1999 that yielded 10.15%. The increase in average loans outstanding of $40,827,000 in 2000 was due to a continued strong economic climate in Southern California throughout the year and the Company's successful efforts to exploit this economic climate.

    Average investments outstanding during 2000 were $47,620,000 earning interest at a yield of 6.21%, compared with $45,731,000 and 5.72% in 1999. Average Federal funds sold were $26,602,000 and yielded 6.15% in 2000 compared with $28,372,000 and 4.86% in 1999. Average deposits with financial institutions were $4,227,000 and yielded 6.08% in 2000 compared to $6,512,000 and 5.45% in 1999. These changes in yields are comparable to the changes in interest rates in the general economy over the same period.

    Average outstanding interest-bearing liabilities were $204,964,000 and paid an average of 3.87% compared to $181,165,000 and 3.14% in 1999. The increase in average balances is due to the general increase in economic activity in this period of time and the Company's success in taking advantage of this increase. These changes in interest costs are comparable to the changes in interest rates in the general economy over this period of time.

    Net interest income before provision for loan losses for the year ended December 31, 1999 increased $2,849,000 or 19.2% compared with the year ended December 31, 1998. The increase in 1999 compared to 1998 was due to the increase in average earning assets of $49,347,000 or 22.5%. The yield earned on interest-earning assets during 1999 declined to 8.72% from 9.25% for the same period in 1998. The decline was primarily attributable to the effect of the overall decline in market interest rates experienced at the end of 1998. Average net loans outstanding during 1999 were $187,811,000, which earned interest at an average yield of 10.15%, compared with $160,895,000 at 10.55% in 1998. This increase in loans was due primarily to the strong economic climate in the Banks' market areas and emphasis on business development efforts to expand business in the Banks' market areas resulting in the growth of all loan categories.

    Average investments outstanding during 1999 were $45,731,000 and these investments earned interest at an average yield of 5.72% compared with $31,549,000 and 5.83% in 1998. Average federal funds sold during 1999 were $28,372,000 and earned an average yield of 4.86% in 1999 compared with $21,524,000 and 5.27% in 1998. Average deposits with financial institutions during 1999 were $6,512,000 and earned an average yield of 5.45% in 1999 compared with $5,111,000 and 6.14% in 1998. Short-term interest rates were lowered by the Federal Reserve Bank during the fourth quarter of 1998 resulting in lower short-term rates during 1999 compared with 1998.

    Average outstanding interest-bearing liabilities of $181,165,000 in 1999 paid an average rate of 3.14% during that period compared to $150,930,000 and 3.57% in 1998. This decrease in average rates paid in 1999 is a result of the above-mentioned decline in the general level of interest rates.

    As discussed above, the Company's net interest income is affected by the change in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change," as well as yields earned on interest-earning assets and rates paid on deposits and other borrowed funds, referred to as a "rate change."

    The following table reflects changes in interest income and expense attributable to changes in volume and interest rates of significant interest-bearing assets and liabilities:

Analysis of Volume and Interest Rates

	2000 Compared to 1999 Attributable to Change			1999 Compared to 1998 Attributable to Change
	Total Change	In Volume	In Rate	Total Change	In Volume	In Rate
Loans, net (1) and (2)	$4,924,000	$4,142,000	$782,000	$2,085,000	$2,839,000	$(754,000)
Investment securities (2)	343,000	108,000	235,000	776,000	826,000	(50,000)
Federal funds sold	257,000	(86,000)	343,000	245,000	361,000	(116,000)
Deposits with financial institutions	(98,000)	(125,000)	27,000	41,000	86,000	(45,000)

Total	5,426,000	4,039,000	1,387,000	3,147,000	4,112,000	(965,000)

Time deposits of $100,000 or more	557,000	151,000	406,000	349,000	447,000	(98,000)
All other interest-bearing deposits	1,346,000	497,000	849,000	(55,000)	721,000	(776,000)
Other interest-bearing liabilities	333,000	162,000	171,000	4,000	10,000	(6,000)

Total	2,236,000	810,000	1,426,000	298,000	1,178,000	(880,000)

Changes in net interest income	$3,190,000	$3,229,000	$(39,000)	$2,849,000	$2,934,000	$(85,000)

(1)
Includes nonaccrual loans and loan fees

(2)
Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material

    The change in interest income/expense attributable to volume reflects the change in volume times the prior year's rate and the change in interest income/expense attributable to rate reflects the change in rates times the current year's volume. The change in rate/volume has been allocated to the change attributed to rate.

    Provision for Loan Losses.  The amount of the provision for loan losses in each year is a charge against earnings in that year. The amount of provision is based upon management's evaluation of the loan portfolio, past loan loss experience, general economic conditions and other pertinent factors.

    The Company provided $520,000 for loan losses for the year ended December 31, 2000 compared to $518,000 in the prior year. The small change in the provision for loan losses, even with the increase in loans and the small increase in net impaired loans, is reflective of the improved credit quality of the Company's loan portfolio during the year ended December 31, 2000. The allowance for loan losses was $3,930,000, or 1.56% of total loans outstanding, compared with an allowance for loan losses of $4,025,000, or 1.95% of total loans outstanding, as of December 31, 1999. Net loans charged off in 2000 increased by $337,000 to $615,000 compared to $278,000 in net loans charged off for the year ended December 31, 1999.

    The Company provided $518,000 for loan losses for the year ended December 31, 1999 compared to $941,000 for the same period in 1998. The decreased provision in 1999 was attributable to improvements in First Community's credit quality. The allowance for loan losses at December 31, 1999 was $4,025,000 or 1.95% of total net loans outstanding, a decrease from 2.21% at December 31, 1998.

The allowance for loan losses as a percentage of total net loans outstanding declined at December 31, 1999 compared to the prior year period, due to the previously mentioned improvements in First Community's credit quality. Additionally, net charge-offs declined from $538,000 in 1998 to $278,000 in 1999.

    Noninterest Income.  The following table sets forth the details of noninterest income for the year ended December 31, 2000 and 1999:

	For the year ended December 31,
	2000	1999	Increase (Decrease)
	(In thousands)
Noninterest Income:
Service charges on deposit accounts	$1,185	$1,175	$10
Merchant discount fees, net	107	84	23
SBA loan servicing fees	268	170	98
Mortgage fees	77	82	(5)
Gain on sale of loans	314	353	(39)
Other	514	440	74

Total noninterest income	$2,465	$2,304	$161

    Noninterest income increased $161,000, or 7.0%, to $2,465,000 for the year ended December 31, 2000 compared with $2,304,000 in 1999. SBA loan servicing fees increased $98,000, or 57.6%, to $268,000 in 2000 compared with $170,0000 in 1999. The primary reason for this increase was the increase in SBA loans serviced by the Company from current year and prior year loan sales.

    Merchant discount fees, net of expenses, increased $23,000, or 27.4%, to $107,000 in 2000 compared with $84,000 in 1999 due to the increased activity of the Company's merchant customer base.

    The decline in gain on sale of loans is due to the decline in SBA activity as a result of the higher interest rate environment in 2000.

    Other noninterest income increased $74,000, or 16.8%, in 2000 to $514,000 compared with $440,000 in 1999. The increase was attributable to small increases in several other income categories.

    The following table sets forth the details of noninterest income for the year ended December 31, 1999 and 1998:

	For the year ended December 31,
	1999	1998	Increase (Decrease)
	(In thousands)
Noninterest Income:
Service charges on deposit accounts	$1,175	$1,158	$17
Merchant discount fees, net	84	71	13
SBA loan servicing fees	170	207	(37)
Mortgage fees	82	263	(181)
Gain on sale of loans	353	621	(268)
Other	440	372	68

Total noninterest income	$2,304	$2,692	$(388)

    Noninterest income decreased $388,000, or 14.4%, to $2,304,000 in 1999 compared with $2,692,000 in 1998. This decrease is primarily the result of a decrease in the gain on sale of loans of $268,000, or 43.2%, as well as a decrease in mortgage brokerage fee income of $181,000, or 68.8%, to $82,000 in 1999. Gain on the sale of loans represents the premium earned on the sale of the guaranteed portion of Small Business Administration loans. During 1999, a lower volume of loans were sold at a reduced premium compared with the same period in 1998. The Company receives fees for packaging and processing loan applications for financing the purchase or refinancing single-family residences. Funding is provided by various outside mortgage lenders. The volume of transactions decreased during 1999 as a result of a less favorable interest rate environment for refinance or purchase transactions.

    Service charges on deposit accounts increased $17,000, or 1.5%, to $1,175,000 in 1999 compared with $1,158,000 in 1998. This increase is due to the growth in the number of accounts subject to service charges. Merchant discount fees, net of costs, increased $13,000, or 18.3%, during 1999 compared with the same period in 1998 as a result of a greater number of merchant accounts and transactions.

    Noninterest Expense.  The following table sets forth the details of noninterest expense for the year ended December 31, 2000 and 1999:

	For the year ended December 31,
	2000	1999	Increase (Decrease)
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$6,673	$5,623	$1,050
Occupancy	1,563	1,496	67
Furniture and equipment	892	687	205
Legal expenses	229	285	(56)
Other professional services	1,685	1,184	501
Stationery, supplies and printing	418	395	23
Advertising	435	305	130
Real estate owned and property held for sale	356	182	174
Insurance	128	120	8
Loss on sale of securities	11	2	9
Merger costs	3,561	—	3,561
Other	2,194	1,794	400

Total noninterest expense	$18,145	$12,073	$6,072

    Total noninterest expenses increased $6,072,000, or 50.3%, to $18,145,000 for 2000 compared with $12,073,000 in 1999. Included in the current year non-interest expense was $3,561,000 in pre-tax, non-recurring expenses associated with the merger of Rancho Santa Fe and First Community. Salaries and employee benefits increased $1,050,000, or 18.7%, to $6,673,000 in 2000 compared with $5,623,000 in 1999. This increase is a result of increased staff levels necessary to accommodate the increased level of business at the Company and required to manage a larger company.

    Occupancy and furniture and equipment expenses increased $272,000, or 12.5%, to $2,455,000 in 2000 compared with $2,183,000 in 1999. This increase is primarily due to increased depreciation at First Community and increased rent expense at Rancho Santa Fe. Legal and other professional services, consisting of audit, tax and accounting services, data processing and other outside services, increased $445,000, or 30.3%, to $1,914,000 in 2000 compared with $1,469,000 in 1999. The increase in 2000 was mostly the result of outsourcing more activities, especially at First Community. This was partially offset by more favorable data processing contracts.

    Advertising increased $130,000, or 42.6%, in 2000 to $435,000 compared with $305,000 in 1999. The increase was a result of the Company's plan to become recognized as "The Community Bank" as competitors are being purchased by larger institutions. Real estate owned and property held-for-sale expenses increased $174,000, or 95.6%, to $356,000 in 2000 compared with $182,000 in 1999. The Company wrote down its other real estate owned to the amount of an offer received for the properties.

    Other noninterest expenses increased $400,000, or 22.3%, to $2,194,000 in 2000 compared with $1,794,000 in 1999. Other noninterest expense consists of many different categories, none of which account for a majority of the increase. The largest reasons for the increase are attributable to increases in expenses associated with the growth in loans and deposits such as loan expense and customer service expenses such as courier costs and customer analysis expense.

    The following table sets forth the details of noninterest expense for the year ended December 31, 1999 and 1998:

	For the year ended December 31,
	1999	1998	Increase (Decrease)
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$5,623	$5,270	$353
Occupancy	1,496	1,382	114
Impairment loss on premises held for sale	—	38	(38)
Furniture and equipment	687	601	86
Legal expenses	285	204	81
Other professional services	1,184	1,293	(109)
Stationery, supplies and printing	395	273	122
Advertising	305	337	(32)
Real estate owned and property held for sale	182	62	120
Insurance	120	124	(4)
Loss on sale of securities	2	—	2
Other	1,794	1,313	481

Total noninterest expense	$12,073	$10,897	$1,176

    Total noninterest expenses increased $1,176,000, or 10.8%, to $12,073,000 for 1999 compared with $10,897,000 in 1998. Salaries and employee benefits increased $353,000, or 6.7%, to $5,623,000 during 1999 compared with $5,270,000 in 1998. This increase was primarily the result of an increase in the number of employees, pay increases, incentives and promotions granted to employees for improved performance.

    Occupancy and furniture and equipment expenses increased $200,000, or 10.1%, during 1999 compared with the prior year. The increase is attributable primarily to costs associated with additional branch and operations locations and the upgrading of technology. Legal expenses and other professional services, consisting of audit, tax and accounting services, data processing and other outside services, decreased $28,000, or 1.9%, during 1999 compared with 1998. In addition, other operating expenses increased $481,000, or 36.6%, during 1999 compared with the same period in 1998 as a result of expenses associated with Year 2000 preparation, profit improvement projects, the general growth of the Company and routine vendor price increases.

    Real estate owned and property held-for-sale expenses increased $120,000, or 193.5%, to $182,000 in 1999 compared with $62,000 in 1998 due primarily to $159,000 in write-downs of properties (primarily land acquired for development).

    Income Taxes.  The provision for income taxes was $2,803,000, $3,166,000 and $2,140,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Effective tax rates were 59.5%, 42.6% and 37.4% for the years ended December 31, 2000, 1999 and 1998, respectively. The effective tax rate in 2000 is higher than previous years due to the nondeductability of certain merger costs.

Financial Condition

    Loans.  The following table presents the balance of each major category of loans at the dates indicated:

	2000		1999		1998		1997		1996
	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
	(Dollars in thousands)
Loan Category:
Commercial	$118,827	47%	$94,657	46%	$86,946	51%	$80,247	53%	$65,002	52%
Real estate—construction	47,989	19	38,464	19	31,492	18	48,452	32	35,408	28
Real estate—mortgage	79,458	32	67,235	32	48,060	28	19,066	12	22,913	18
Consumer	4,911	2	6,293	3	5,121	3	3,944	3	2,448	2

Total gross loans	251,185	100%	206,649	100%	171,619	100%	151,709	100%	125,771	100%
Less allowance for loan losses	(3,930)		(4,025)		(3,785)		(3,382)		(3,194)
Less deferred loan fees	(633)		(547)		(639)		(645)		(524)

Total net loans	$246,622		$202,077		$167,195		$147,682		$122,053

    The Company's loan portfolio net of allowance for loan losses, deferred fees and costs totaled $246,622,000 as of December 31, 2000. This represents an increase of $44,545,000, or 22.0%, compared to December 31, 1999. Loans have increased consistently over the past five years. In 1999 net loans increased $34,882,000, or 20.9%, compared with 1998. The Company focuses on small to medium sized commercial and real estate secured lending and loans guaranteed by the Small Business Administration. During 2000 and 1999, the strong demand for commercial real estate and construction lending is primarily attributable to the continued health of the Southern California economy.

    The following table presents the Company's interest rate sensitivity analysis at the dates indicated with respect to individual categories of loans and provides separate analyses with respect to fixed interest rate loans and floating interest rate loans:

Loan Repricing or Maturing
As of December 31, 2000

	Repricing or Maturing In
	1 year or less	Over 1 to 5 years	Over 5 years	Total
Loan Category:
Commercial	$108,301,000	$3,361,000	$7,165,000	$118,827,000
Real estate—construction	47,989,000	—	—	47,989,000

Total	$156,290,000	$3,361,000	$7,165,000	$166,816,000

	Fixed Rate	Floating Rate	Total
Commercial	$13,159,000	$105,668,000	$118,827,000
Real estate—construction	2,199,000	45,790,000	47,989,000

Total	$15,358,000	$151,458,0000	$166,816,000

    Nonperforming Loans.  The following table sets forth certain information with respect to the Company's nonaccrual loans and accruing loans for which payments of principal and interest were contractually past due 90 days or more:

Nonperforming Loans

	December 31,
	2000	1999	1998	1997	1996
	(in thousands)
Nonaccrual loans	$2,271	1,845	559	490	1,401
Loans past due 90 days or more and still accruing	—	75	243	408	—

Nonperforming loans	$2,271	1,920	802	898	1,401

    Loans are generally placed on nonaccrual status when the borrowers are past due 90 days and when payment in full of principal or interest is not expected. At the time a loan is placed on nonaccrual status, any interest income previously accrued but not collected is reversed and charged against current period income. Income on nonaccrual loans is subsequently recognized only to the extent cash is received and the loan's principal balance is deemed collectible. Loans are restored to accrual status only when the loans become both well secured and are in the process of collection.

    Interest income of $413,000, $158,000 and $41,000 would have been recorded for the years ended December 31, 2000, 1999 and 1998, respectively, if nonaccrual loans had been performing in accordance with their original terms. Interest income of $60,000 and $76,000 was recorded on loans subsequently transferred to a nonaccrual status for the years ended December 31, 2000 and 1999, respectively. No interest income was recorded on loans subsequently transferred to nonaccrual status for the year ended December 31, 1998.

    On December 31, 2000, the Company had $2,271,000 of loans on nonaccrual status, compared to $1,845,000 and $559,000 on December 31, 1999 and 1998, respectively. As of December 31, 2000, there were no loans past due over 90 days and still accruing interest. On December 31, 1999, the Company had $75,000 of loans that were past due 90 days or more and still accruing interest, compared to $243,000 on December 31, 1998.

    Allowance for Loan Losses.  The Company's allowance is available to absorb future loan losses. The current level of the allowance for loan losses is a result of management's assessment of the risk within the loan portfolio based on the information revealed in the credit reporting processes. The Company utilizes a risk-rating system on loans and a monthly credit review and reporting process. This assessment of risk takes into account the composition of the loan portfolio, review of specific problem loans, previous loan experience, current and anticipated economic conditions and other factors which, in management's judgment, deserve recognition.

    The following table presents the changes in the Company's allowance for loan losses as of the dates indicated:

Analysis of Allowance for Loan Losses

	December 31,
	2000	1999	1998	1997	1996
	(dollars in thousands)
Balance at beginning of year	$4,025	3,785	3,382	3,194	2,948
Loans charged off:
Commercial	(573)	(480)	(664)	(274)		*
Real estate—construction	—	—	—	—		*
Real estate—mortgage	—	(60)	—	—		*
Consumer	(36)	(52)	(32)	(25)		*
Small Business Administration, unguaranteed portion held for investment	(99)	—	—	—		*

Total loans charged off	(708)	(592)	(696)	(299)	(290)

Recoveries on loans charged off:
Commercial	81	271	150	153		*
Real estate—construction	4	—	—	—		*
Real estate—mortgage	—	—	—	20		*
Consumer	8	37	8	4		*
Small Business Administration, unguaranteed portion held for investment	—	—	—	—		*

Total recoveries on loans charged off	93	314	158	177	27

Net loans charged off	(615)	(278)	(538)	(122)	(114)

Provision for loan losses	520	518	941	310	360

Balance at end of year	$3,930	4,025	3,785	3,382	3,194

Ratios:
Allowance for loan losses as a % of total loans at year end	1.56%	1.95%	2.21%	2.24%	2.55%
Net loans charged off to average loans	0.26%	0.15%	0.33%	0.09%

*
The Company did not maintain records for this category during the period specified.

    The allowance for loan losses at December 31, 2000 was $3,930,000 or 1.56% of total loans outstanding, net of deferred fees and costs, a decrease from $4,025,000 or 1.95% of total loans, net of deferred fees and costs, at the end of 1999. The decrease in the allowance for loan losses as a percentage of total loans, net of deferred fees and costs, is the result of improved credit quality. During 2000, First Community had net charge-offs of $615,000 compared to $278,000 for the year ended December 31, 1999. Management believes that the allowance for loan losses of $3,930,000 at December 31, 2000 is adequate to cover known and inherent risks in the loan portfolio.

    The following table allocates the allowance for loan losses based on management's judgment of potential losses in the respective areas. While management has allocated reserves to various portfolio segments for purposes of this table, the allowance for loan losses is general and is available for the portfolio in its entirety:

Allocation of Allowance for Loan Losses

	Commercial	Real Estate	Consumer	Small Business Administration	Total
	(dollars in thousands)
At December 31,
2000
Allowance for loan losses	$1,563	$2,006	$84	$277	$3,930
% of loans in each category to total loans	40%	51%	2%	7%	100%
1999
Allowance for loan losses	$1,622	$1,430	$356	$617	$4,025
% of loans in each category to total loans	40%	36%	9%	15%	100%
1998
Allowance for loan losses	$1,894	$757	$379	$755	$3,785
% of loans in each category to total loans	50%	20%	10%	20%	100%
1997
Allowance for loan losses	$1,693	$676	$339	$674	$3,382
% of loans in each category to total loans	50%	20%	10%	20%	100%
1996
Allowance for loan losses	$1,598	$638	$320	$638	$3,194
% of loans in each category to total loans	50%	20%	10%	20%	100%

    Investment Portfolio.  The investment activities of the Company are designed to assist in maximizing income consistent with quality and liquidity requirements, to supply collateral to secure public funds, to provide a means for balancing market and credit risks and to provide consistent income and market value throughout changing economic times.

    The Company's portfolio consists of U.S. Treasury and U.S. Government agency obligations, mortgage-backed securities, obligations of states and political subdivisions, corporate debt and Federal Reserve Bank and Federal Home Loan Bank stock. First Community's investment portfolio contains no investments in any one issuer in excess of 10% of the Company's total equity. Exempt from this calculation are securities of the U.S. Treasury and U.S. government agencies.

    The following table presents the composition of the Company's investment portfolio at the dates indicated:

Investment Portfolio

	December 31,
	2000	1999	1998
U.S. Treasury and government agency securities	$34,300,000	$36,783,000	$17,135,000
States and political subdivisions	347,000	349,000	351,000
Corporate bonds	—	504,000	506,000
Equity securities	425,000	—	—
Federal Reserve Bank Stock	593,000	725,000	440,000
Federal Home Loan Bank Stock	320,000	510,000	416,000
Mortgage backed securities	10,328,000	11,692,000	13,969,000

Total Investments	$46,313,000	$50,563,000	$38,380,000

    For the investment portfolio as of December 31, 2000, the following table presents a summary of yields and maturities:

Analysis of Investment Yields and Maturities
December 31, 2000

	One Year or Less		One Year Through Five Years		Five Years Through Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and government agency securities	$9,115,000	6.30%	$25,173,000	6.52%	$12,000	7.00%	$—	—	$34,300,000	6.46%
States and political subdivisions	—	—	—	—	347,000	5.55%	—	—	347,000	5.55%

Total investments (1)	$9,115,000	6.30%	$25,173,000	6.52%	$359,000	5.60%	$—		$34,647,000	6.45%

(1)
Yields on securities have not been adjusted to a fully tax-equivalent basis because the impact is not material

Note: Federal Reserve Bank stock, Federal Home Loan Bank stock, mortgage backed securities and common stock have no maturity and have been excluded from this table.

    Deposits.  The following table presents a summary of the Company's average deposits as of the dates indicated and average rate paid:

Analysis of Average Deposits

	December 31,
	2000		1999		1998
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing	$104,518,000	—	$87,466,000	—	$67,344,000	—
Savings deposits	12,386,000	1.63%	11,567,000	1.62%	10,891,000	1.95%
Market rate deposits	129,496,000	3.25	115,333,000	2.56	98,360,000	3.08
Time deposits <$100,000	30,308,000	4.40	27,792,000	4.51	23,876,000	5.06
Time deposits >$100,000	28,779,000	6.29	25,680,000	4.88	17,181,000	5.26

Total deposits	$305,487,000	2.47%	$267,838,000	2.11%	$217,652,000	2.46%

    For time deposits $100,000 or more, the following table presents a summary of maturities for the time periods indicated:

Maturity of Time Deposits of $100,000 or More

	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
December 31, 2000	$16,042,000	$7,498,000	$7,455,000	$525,000	$31,520,000

    Due to the Company's business development activities, deposits have increased consistently over the past three years. Average deposits for the period through December 31, 2000 were $305,487,000 compared with $267,838,000 in 1999, an increase of $37,649,000 or 14.1%. For 1999, average deposits were $267,838,000 compared with $217,652,000 in 1998, an increase of $50,186,000 or 23.1%.

    Borrowings.  The Company and the Banks have various lines of credit available. The Company also borrows funds from time to time on a short term or overnight basis from the FHLB or other financial institutions. As of December 31, 2000 and 1999, there were no balances outstanding. The average balances were $462,000 and $82,000 and $0 in 2000, 1999 and 1998, respectively. The highest balance at any month-end was $10,400,000 and $700,000 in 2000 and 1999, respectively. The average rate paid was 5.9% and 4.9% in 2000 and 1999, respectively.

Federal Funds Arrangements with Commercial Banks.  As of December 31, 2000 and 1999, the Company had lines of credit in the amount of $14,000,000 and $11,500,000, respectively, from correspondent banks, none of which were outstanding as of December 31, 2000 or 1999. These lines are renewable annually.

Borrowing arrangements at the Federal Reserve Discount Window.  As of December 31, 2000 and 1999, the Company had a Fed discount limit of approximately $4,737,000 and $3,327,000, respectively, none of which was outstanding.

Federal Home Loan Bank Lines of Credit.  As of December 31, 2000 and December 31, 1999, the Company had a Federal Home Loan Bank limit of approximately $15,551,000 and $9,000,000, respectively, none of which was outstanding. The availability of the lines of credit, as well as adjustments in deposit programs, provide for liquidity in the event that the level of deposits should fall abnormally low. These sources provide that funding thereof, may be withdrawn depending upon the financial strength of the Company.

Treasury, Tax and Loan Note.  The Company participates in the Treasury, Tax and Loan Note program. The Company has a limit of $1,700,000 at the Federal Reserve Bank. Treasury, Tax and Loan balances fluctuate based on the amounts deposited by customers and the amounts called for payment by the Federal Reserve Bank. At December 31, 2000 and 1999, the interest rates on the Treasury, Tax and Loan Note, was 5.41% and 4.54%, respectively. As of December 31, 2000, 1999 and 1998, the balance outstanding under the Note program was $1,689,000, $1,657,000 and $470,000, respectively. The average balances under the Note program were $800,000 in 2000, $711,000 in 1999 and $622,000 in 1998. The highest balance at any month-end was $1,700,000 in 2000, 1999 and 1998, respectively. The average rate paid was 5.3%, 5.0% and 5.8% in 2000, 1999 and 1998, respectively.

Revolving Line of Credit.  In May 2000 the Company executed a Revolving Credit Agreement with The Northern Trust Company for $5,000,000. The loan agreement contains covenants which impose certain restrictions on activities of the Company and its financial condition. Such covenants include minimum net worth ratios, maximum debt ratios, a minimum return on average assets, a dividend limitation and minimum and maximum credit quality ratios. As of December 31, 2000 the Company, and where applicable, its subsidiaries were in compliance with each of such covenants or the appropriate waivers have been obtained. Shares of common stock of Rancho Santa Fe have been pledged as collateral against the note payable to The Northern Trust Company. In January 2001, the Company executed the first Amendment to the Revolving Credit Agreement increasing the credit line to $10 million and modifying certain covenants to reflect the Company' larger size and the Professional Merger. Shares of common stock of First Community have been pledged as additional collateral against the note payable. The maximum outstanding amount during 2000 was $2,450,000 and the average outstanding amount was $305,000. The loan bears interest at the prime rate less 75 basis points and was 8.75% at December 31, 2000. The Company pays a fee of 25 basis points on the unused amount. At December 31, 2000 there were no outstandings under this line of credit.

Trust Preferred Securities.  In September 2000, the Company issued $8,000,000 of trust preferred securities bearing a fixed interest rate of 10.60% and maturing in thirty years. This security is considered Tier 1 capital for regulatory purposes. These instruments were issued to fund part of the Professional Merger.

Capital Resources.

    Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines which compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. Banks are required to maintain a minimum total risk-based capital ratio of 8% of which at least 4.0% must be Tier 1 capital. Banking organizations considered to be "well capitalized" must maintain a minimum leverage ratio of 5% and a minimum risk-based capital ratio of 10% of which at least 6.0% must be Tier 1 capital.

    The following table presents regulatory capital requirements and risk-based capital levels of the Company:

	Regulatory Requirements		Actual
	Adequately Capitalized	Well Capitalized	The Company
December 31, 2000
Tier 1 leverage capital ratio	4.00%	5.00%	10.21%
Tier 1 risk-based capital ratio	4.00%	6.00%	12.97%
Total risk-based capital	8.00%	10.00%	14.22%

    As of December 31, 2000, the Company exceeded each of the capital requirements of the Federal Reserve Board and was deemed to be "well capitalized." In addition, each of the Banks exceeded the capital requirements of its primary federal banking regulator and was deemed to be "well capitalized."

    In January 1998, Rancho Santa Fe instituted a quarterly dividend of $0.06 per share, which increased to $0.09 per share in the third quarter of 1999. First Community Bank of the Desert did not pay a dividend.

Liquidity.

    Liquidity management requires an ability to meet financial commitments when contractually due and to respond to other demands for funds. The Company has an Asset/Liability Management Committee responsible for managing balance sheet and off-balance sheet commitments to meet the needs of customers while achieving the Company's financial objectives. The Company's Asset/Liability Management Committees meet regularly to review funding capacities, current and forecasted loan demand and investment opportunities.

    Funds are held in cash and cash equivalents, which are comprised of cash on hand, cash due from banks and federal funds sold. Cash and cash equivalents at December 31, 2000 totaled $52,655,000, or 14.7% of total assets, compared with $32,037,000, or 10.5%, at December 31, 1999. The increase was the result of a decrease in interest-bearing deposits in financial institutions and securities and the issuance of $8,000,000 of trust preferred securities. Deposits increased during the period at approximately the same rate as loans. Loans net of deferred loan fees increased $44,450,000 during 2000 as a result of significant loan demand, particularly in commercial real estate and construction lending. Total deposits by comparison increased $42,706,000 during this same period, primarily in noninterest bearing and market rate deposits.

    As an additional source of liquidity, the Banks maintains lines of credit for $14,000,000 with correspondent banks for purchase of overnight funds. These lines are subject to availability of funds. The Banks also have a combined Fed discount window limit of approximately $4,737,000 as well as a credit line with the Federal Home Loan Bank which would allow the Banks to borrow up to approximately $15,551,000. Historically, the Banks has infrequently used its borrowing capabilities. The Company has a revolving line of credit with Northern Trust Bank of Chicago.

    The ability of the Company to obtain funds for the payment of dividends and for other cash requirements is largely dependent upon its earnings. Dividends paid by a national bank such as Rancho Santa Fe and First Professional, are regulated by the Office of the Comptroller of the Currency under its general supervisory authority as it relates to a bank's capital requirements. A national bank may declare a dividend without the approval of the Office of the Comptroller of the Currency as long as the total dividends declared in a calendar year does not exceed the total of net profits for that year combined with the retained profits for the preceding two years. Dividends paid by a California state-chartered bank, like First Community Bank, are regulated by California law. In general, a state-chartered bank may declare a dividend without the approval of the Commissioner of Financial Institutions as long as the total of dividends declared in a calendar year do not exceed the lesser of the retained earnings of the bank or the net income of the bank for its last three fiscal years.

    The Company defines "Cash Liquidity" as cash and cash equivalents plus securities less pledged assets and the reserve requirement divided by total deposits and borrowings less assets, mainly securities and loans, pledged for deposit balances. The Company manages Cash Liquidity on a consolidated basis and will sell or borrow federal funds between the Banks and will participate in loans based upon the liquidity needs of each of the Banks subject to certain regulatory limitations. At December 31, 2000, Cash Liquidity at the Company was 22.2% compared to Cash Liquidity of 21.7% at December 31, 1999. Cash Liquidity of approximately $64,843,000 was a product of increasing demand for loans and the growth in deposits. The Company hesitated to commit liquid funds to mid to long term investments during a period when the yield curve was relatively flat or inverted, such as existed during most of 2000, and while it anticipated increased funding needs due to expected growth in its loan portfolio.

    The Company's primary sources of liquidity are the receipt of dividends from the Banks, the ability to raise capital and a revolving line of credit (See "—Borrowings"). The availability of dividends from the Banks is limited by various statutes and regulations of state and federal law (See "Item 5. Market For Registrant's Common Equity and Related Stockholders Matters—Dividends"). During 2000 the Company received additional dividends of $2,000,000 million from Rancho Santa Fe. (See Note 14 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" and "—Liquidity, Interest Rate Risk and Market Risk").

Recent Accounting Pronouncements

    See Note 1 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for information on current accounting pronouncements and their impact on the Company's consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The Company does not have any market risk sensitive instruments entered into for trading purposes. Significant changes in interest rates affect the composition, yield and cost of balance sheet components. The rate sensitivity of these assets and liabilities is monitored and matched to control the risk associated with movements in rates. The Asset/Liability Management Committee for the Company meets quarterly to monitor and formulate strategies and policies to provide sufficient levels of net interest income while maintaining acceptable levels of interest rate sensitivity, risk and liquidity. The primary objective of rate sensitivity management is to ensure earnings stability by minimizing the sensitivity of net interest income to fluctuations in interest rates. The Company uses gap analysis and other systems to measure, monitor and adapt to changing interest rate environments. The Company monitors and evaluates its interest rate risk position on a quarterly basis using traditional gap analysis and an analysis of the sensitivity of net interest income to changes in interest rates and an analysis of the impact of changes in interest rates on the market value of equity. Gap analysis calculates the mismatches over certain time periods between assets and liabilities whose interest rates are subject to repricing at their contractual maturity dates or repricing period.

    Management uses various asset/liability strategies to manage the repricing characteristics of its assets and liabilities to ensure that exposure to interest rate fluctuations is limited within the Company guidelines of acceptable levels of risk-taking. Hedging strategies, including the terms and pricing of loans and deposits, and managing the deployment of its securities, are used to reduce mismatches in interest rate repricing opportunities of portfolio assets and their funding sources. When appropriate, management may utilize off balance sheet instruments such as interest rate floors, caps and swaps to hedge its interest rate position. A Board of Directors approved hedging policy statement governs the use of these instruments. As of December 31, 2000, the Company had not utilized any interest rate swap or other such financial derivative to alter its interest rate risk profile.

    One way to measure the impact that future changes in interest rates will have on net interest income is through a cumulative gap measure. The gap represents the net position of assets and liabilities subject to repricing in specified time periods. Generally, a liability sensitive gap position indicates that there would be a net positive impact on the net interest margin of the Company for the period measured in a declining interest rate environment since the Company's liabilities would reprice to lower market rates before its assets. A net negative impact would result from an increasing interest rate environment. Conversely, an asset sensitive gap indicates that there would be a net positive impact on the net interest margin in a rising interest rate environment since the Company's assets would reprice to higher market interest rates before its liabilities.

    The following table sets forth the distribution of repricing opportunities of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap for the period (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap and the cumulative gap as a percentage of total assets and total interest-earning assets as of December 31, 2000. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on the net interest margins of the Company.

Interest Rate Sensitivity
As of December 31, 2000

	Less than 3 months	3 months to 1 year	1 to 5 years	Over 5 years	Non-rate Sensitive	Total
	(Dollars in thousands)
Repricing Interval
Deposits with financial institutions	$495	$—	$—	$—	$—	$495
Federal funds sold	16,903	—	—	—	—	16,903
Investment securities	2,115	7,143	27,352	8,365	425	45,400
Loans, gross	185,564	19,047	27,346	19,228	—	251,185

Total rate sensitive assets	205,077	26,190	54,698	27,593	425	313,983
All other assets	—	—	—	—	44,304	44,304

Total assets	$205,077	$26,190	$54,698	$27,593	$44,729	$358,287

Savings deposits	$—	$—	$12,383	$—	$—	$12,383
Money market deposits	133,375	—	—	—	—	133,375
Time deposits under $100,000	13,414	10,945	1,232	27	—	25,618
Time deposits of $100,000 or more	16,042	14,686	792	—	—	31,520
Other interest-bearing liabilities	1,689	—	—	8,000	—	9,689

Total rate sensitive liabilities	164,520	25,631	14,407	8,027	—	212,585
All other liabilities	—	—	—	—	117,931	117,931
Shareholders' equity	—	—	—	—	27,771	27,771

Total liabilities and shareholders' equity	$164,520	$25,631	$14,407	$8,027	$145,702	$358,287

Period gap	$40,557	$559	$40,291	$19,566	$(100,973)
Cumulative gap	40,557	41,116	81,407	100,973
Cumulative rate sensitive gap %	11%	11%	23%	28%

Note: All amounts are reported at their contractual maturity or repricing periods. This analysis makes certain assumptions as to interest rate sensitivity of savings and NOW accounts which have no stated maturity and have had very little price fluctuation in the past three years. Money market accounts are repriced at discretion of management and generally are more rate sensitive.

    At December 31, 2000, the Company had $231,267,000 million in assets and $190,151,000 million in liabilities repricing within one year. This means that $41,116,000 million more of the Company's interest rate sensitive assets than the Company's interest rate sensitive liabilities will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). The ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year at December 31, 2000 is 122%. Interest income is likely to be affected to a greater extent than interest expense for any changes in interest rates within one year from December 31, 2000. If rates were to fall during this period, interest income would decline by a greater amount than interest expense and net income would decrease. Conversely, if rates were to rise, the opposite would apply.

    Management is continuing to take steps to reduce the positive gap of the Company by lengthening the maturities in its investment portfolio and originating more fixed rate assets. Management strives to maintain a balance between its interest-earning assets and interest-bearing liabilities in order to minimize the impact on net interest income due to changes in market rates.

    In order to measure interest rate risk at December 31, 2000, the Company also used a simulation model to project changes in net interest income that result from forecasted changes in interest rates.

This analysis calculates the difference between net interest income forecasted using a rising and a falling interest rate scenario and net interest income forecast using a base market interest rate derived from the current treasury yield curve. For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100 and 200 basis points. At December 31, 2000, the Company's net interest income exposure related to these hypothetical changes in market interest rate was slightly outside the current guidelines established by the Banks. The Asset/Liability Committee has made the determination to remain more asset sensitive in the short term due to the expected growth in loans.

Sensitivity for Net Interest Income
(Dollars in thousands)

Interest Rate Scenario	Adjusted Net Interest Income	Percentage Change from Base	Net Interest Margin Percent	Net Interest Margin change from Base
Down 200 basis points	$19,770	(10.4%)	6.39%	(0.65%)
Down 100 basis points	21,090	(4.4)	6.77	(0.28)
BASE	22,068	—	7.04	—
Up 100 basis points	22,492	1.9	7.15	0.10
Up 200 basis points	23,405	6.1	7.41	0.37

    The Company measures the impact of market interest rate changes on the net present value of estimated cash flows from its assets, liabilities and off-balance sheet items, defined as market value of equity, using a simulation model. This simulation model assesses the changes in market value of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease in market interest rates of 100 and 200 basis points. At December 31, 2000, the Company's market value of equity exposure related to these changes in market interest rates was within the current guidelines established by the Banks.

Market Value of Portfolio Equity
(Dollars in Thousands)

Interest Rate Scenario	Market Value	Percentage Change from Base	Percentage of Total Assets	Percentage of Portfolio Equity Book Value
Down 200 basis points	$46,200	(15.9%)	12.9%	166.4%
Down 100 basis points	50,866	(7.4)	14.2	183.2
BASE	54,925	—	15.3	197.8
Up 100 basis points	58,113	5.8	16.2	209.3
Up 200 basis points	60,927	10.9	17.0	219.4

    The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, asset prepayments and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Company may undertake in response to changes in interest rates. Actual results may vary.

    This information is not available for December 31, 1999. However, management believes that the information would not be materially different.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

The Board of Directors
First Community Bancorp:

    We have audited the accompanying consolidated balance sheets of First Community Bancorp and subsidiaries (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of earnings, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Bancorp and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                      /s/ KPMG LLP

January 26, 2001
San Diego, California

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2000 and 1999

	2000	1999
Assets
Cash and due from banks (note 15)	$35,752,000	21,148,000
Federal funds sold	16,903,000	10,889,000

Total cash and cash equivalents	52,655,000	32,037,000
Time deposits in financial institutions	495,000	7,502,000
Investments:
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	913,000	1,235,000
Securities available-for-sale, at fair value (note 2)	40,428,000	34,460,000
Securities held-to-maturity, at amortized cost (note 3)	4,972,000	14,868,000

Total investments	46,313,000	50,563,000
Loans (note 4)	250,552,000	206,102,000
Less allowance for loan losses	3,930,000	4,025,000

Net loans	246,622,000	202,077,000
Premises and equipment, net (note 5)	5,027,000	5,480,000
Other real estate owned (note 4)	1,031,000	1,315,000
Deferred income taxes (note 9)	2,222,000	2,555,000
Accrued interest	2,278,000	1,885,000
Other assets	1,644,000	948,000

Total assets	$358,287,000	304,362,000

Liabilities and Shareholders' Equity
Deposits (notes 3 and 7):
Noninterest bearing	$114,042,000	93,763,000
Interest bearing	202,896,000	180,469,000

Total deposits	316,938,000	274,232,000
Interest payable and other liabilities	3,888,000	2,618,000
Borrowings (note 14)	1,689,000	1,657,000
Trust preferred securities (note 14)	8,000,000	—

Total liabilities	330,515,000	278,507,000
Shareholders' equity (notes 10, 16 and 18):
Serial preferred stock, no par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, no par value. Authorized 15,000,000 shares; issued and outstanding 3,971,421 and 3,878,259 shares as of December 31, 2000 and 1999, respectively	20,402,000	19,394,000
Accumulated other comprehensive loss, net unrealized losses on securities available-for-sale, net (note 2)	(62,000)	(565,000)
Retained earnings	7,432,000	7,026,000

Total shareholders' equity	27,772,000	25,855,000
Commitments and contingencies (notes 13, 14 and 17)

Total liabilities and shareholders' equity	$358,287,000	304,362,000

See accompanying notes to consolidated financial statements.

FIRSTCOMMUNITY BANCORP AND SUBSIDIARIES
Consolidated Statements of Earnings
Years ended December 31, 2000, 1999, and 1998

	2000	1999	1998
Interest income:
Interest and fees on loans	$23,980,000	19,056,000	16,971,000
Interest on federal funds sold	1,637,000	1,380,000	1,135,000
Interest on time deposits in financial institutions	257,000	355,000	314,000
Interest on investment securities	2,957,000	2,614,000	1,838,000

Total interest income	28,831,000	23,405,000	20,258,000

Interest expense:
Deposits (note 7)	7,551,000	5,648,000	5,354,000
Borrowings	373,000	40,000	36,000

Total interest expense	7,924,000	5,688,000	5,390,000

Net interest income before provision for loan losses	20,907,000	17,717,000	14,868,000
Provision for loan losses (note 4)	520,000	518,000	941,000

Net interest income after provision for loan losses	20,387,000	17,199,000	13,927,000

Noninterest income:
Service charges on deposit accounts	1,185,000	1,175,000	1,158,000
Merchant discount fees, net	107,000	84,000	71,000
SBA loan servicing fees	268,000	170,000	207,000
Mortgage fees	77,000	82,000	263,000
Gain on sale of loans	314,000	353,000	621,000
Other	514,000	440,000	372,000

Total noninterest income	2,465,000	2,304,000	2,692,000

Noninterest expense:
Salaries and employee benefits	6,673,000	5,623,000	5,270,000
Occupancy	1,563,000	1,496,000	1,382,000
Impairment loss on premises held-for-sale (note 6)	—	—	38,000
Furniture and equipment	892,000	687,000	601,000
Legal expenses	229,000	285,000	204,000
Other professional services	1,685,000	1,184,000	1,293,000
Stationery, supplies and printing	418,000	395,000	273,000
Advertising	435,000	305,000	337,000
Real estate owned and property held-for-sale	356,000	182,000	62,000
Insurance	128,000	120,000	124,000
Loss on sale of securities (note 2)	11,000	2,000	—
Merger costs	3,561,000	—	—
Other	2,194,000	1,794,000	1,313,000

Total noninterest expense	18,145,000	12,073,000	10,897,000

Earnings before income taxes	4,707,000	7,430,000	5,722,000
Income taxes (note 9)	2,803,000	3,166,000	2,140,000

Net earnings	$1,904,000	4,264,000	3,582,000

Basic earnings per share (note 12)	$0.49	1.10	0.93

Diluted earnings per share (note 12)	$0.47	1.05	0.88

See accompanying notes to consolidated financial statements.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity and Comprehensive Income
Years ended December 31, 2000, 1999 and 1998

	Common Stock		Accumulated other comprehensive income (loss)
				Retained Earnings		Comprehensive income
	Shares	Amount			Total
Balance at December 31, 1997	3,822,632	$18,158,000	(12,000)	1,534,000	19,680,000
Net earnings	—	—	—	3,582,000	3,582,000	3,582,000
Exercise of stock options	31,460	117,000	—	—	117,000
Transfer pursuant to regulatory guidelines (note 16)	—	497,000	—	(497,000)	—
Cash dividends paid	—	—	—	(589,000)	(589,000)
Other comprehensive income, net unrealized gains on securities available-for-sale, net of tax effect of $31,000	—	—	43,000	—	43,000	43,000

Balance at December 31, 1998	3,854,092	18,772,000	31,000	4,030,000	22,833,000	3,625,000

Net earnings	—	—	—	4,264,000	4,264,000	4,264,000
Exercise of stock options	24,167	96,000	—	—	96,000
Transfer pursuant to regulatory guidelines (note 16)	—	526,000	—	(526,000)	—
Cash dividends paid	—	—	—	(742,000)	(742,000)
Other comprehensive income, net unrealized losses on securities available-for-sale, net of tax effect of $432,000	—	—	(596,000)	—	(596,000)	(596,000)

Balance at December 31, 1999	3,878,259	19,394,000	(565,000)	7,026,000	25,855,000	3,668,000

Net earnings	—	—	—	1,904,000	1,904,000	1,904,000
Exercise of stock options and warrants	93,162	306,000	—	—	306,000
Transfer pursuant to regulatory guidelines (note 16)	—	342,000	—	(342,000)	—
Cash dividends paid	—	—	—	(1,156,000)	(1,156,000)
Tax benefits of exercise of Stock options and warrants	—	360,000	—	—	360,000
Other comprehensive income, net unrealized gains on securities available-for-sale, net of tax effect of $364,000	—	—	503,000	—	503,000	503,000

Balance at December 31, 2000	3,971,421	$20,402,000	(62,000)	7,432,000	27,772,000	2,407,000

See accompanying notes to consolidated financial statements.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2000, 1999 and 1998

	2000	1999	1998
Cash flows from operating activities:
Net earnings	$1,904,000	4,264,000	3,582,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,198,000	893,000	984,000
Impairment loss on premises held-for-sale	—	—	38,000
Net accretion on investment securities	(56,000)	(142,000)	(189,000)
Provision for loan losses	520,000	518,000	941,000
Gain on sale of loans	(314,000)	(353,000)	(621,000)
Real estate valuation adjustments	284,000	159,000	(54,000)
Loss on sale of securities	11,000	2,000	—
Proceeds on sale of SBA loans	4,780,000	4,607,000	5,866,000
Originations of SBA loans	(4,140,000)	(1,935,000)	(4,073,000)
Increase in interest receivable and other assets	(857,000)	(735,000)	(198,000)
Increase in deferred income taxes	(31,000)	(925,000)	(309,000)
Increase (decrease) in interest payable and other liabilities	1,270,000	(272,000)	471,000

Net cash provided by operating activities	4,569,000	6,081,000	6,438,000

Cash flows used in investing activities:
Net increase in loans outstanding	(45,391,000)	(37,719,000)	(21,626,000)
Maturities of time deposits in financial institutions	7,007,000	5,143,000	4,160,000
Purchases of time deposits in financial institutions	—	(7,205,000)	(5,440,000)
Maturities of securities held-to-maturity	12,503,000	5,700,000	11,376,000
Purchases of securities held-to-maturity	(2,614,000)	(14,719,000)	(11,459,000)
Proceeds from sale of securities available-for-sale	1,489,000	1,499,000	—
Maturities of securities available-for-sale	14,274,000	15,164,000	28,552,000
Purchases of securities available-for-sale	(20,812,000)	(20,369,000)	(38,733,000)
Sales of FRB and FHLB stock	322,000	—	—
Proceeds from sale of other real estate owned	—	104,000	308,000
Proceeds from sales of investment property held-for-sale	—	50,000	27,000
Increase in investment property held-for-sale	—	(132,000)	—
Purchases of premises and equipment	(737,000)	(1,093,000)	(2,771,000)
Proceeds from sale of premises and equipment	—	38,000	225,000
Additions to premises held-for-sale	—	—	(489,000)
Proceeds from sale of premises held-for-sale	—	1,176,000	—

Net cash used in investing activities	(33,959,000)	(52,363,000)	(35,870,000)

Cash flows from financing activities:
Net increase in deposits:
Noninterest bearing	20,279,000	14,120,000	19,521,000
Interest bearing	22,427,000	8,691,000	39,960,000
Tax benefit related to stock options exercised	360,000	—	—
Proceeds from trust preferred securities	8,000,000	—	—
Net increase in borrowings	32,000	1,188,000	(339,000)
Payment of debt issuance costs	(240,000)	—	—
Proceeds from exercise of stock options	306,000	96,000	117,000
Cash dividends paid	(1,156,000)	(742,000)	(589,000)

Net cash provided by financing activities	50,008,000	23,353,000	58,670,000

Net increase (decrease) in cash and cash equivalents	20,618,000	(22,929,000)	29,238,000
Cash and cash equivalents at beginning of year	32,037,000	54,966,000	25,728,000

Cash and cash equivalents at end of year	52,655,000	32,037,000	54,966,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$7,682,000	5,673,000	5,318,000
Income taxes	2,540,000	3,880,000	2,253,000
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned	—	—	104,000
Transfer from retained earnings to common stock	342,000	526,000	497,000

See accompanying notes to consolidated financial statements.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2000 and 1999

(1) Nature of Operations and Summary of Significant Accounting Policies

    First Community Bancorp (the "Company") is the holding company for Rancho Santa Fe National Bank ("Rancho Santa Fe") and First Community Bank of the Desert ("First Community") (collectively the "Banks") and its wholly owned subsidiary, Desert Community Properties, Inc. On May 31, 2000, a subsidiary of the Company merged with and into First Community pursuant to an Agreement and Plan of Merger, by and between the Company, Rancho Santa Fe and First Community (the "First Community Acquisition"). As a result of the First Community Acquisition, First Community became a wholly owned subsidiary of the Company. The First Community Acquisition was accounted for by the pooling-of-interest method of accounting, and accordingly, the financial information for all periods presented herein has been restated to present the combined consolidated financial condition and results of operations of the Company, Rancho Santa Fe and First Community as if the First Community Acquisition had been in effect for all periods presented.

    The Company conducts business through the Banks. Rancho Santa Fe and First Community are full service banks with four and five banking offices, respectively. The Banks are subject to the laws of the State of California and federal regulations governing the financial services industry. The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to regulation and supervision by the Federal Reserve Board. The areas served by the Banks are San Diego County, the Desert Communities of the Coachella Valley and the Morongo Basin.

  (a) Basis of Presentation

    The accounting and reporting policies of the Company and its wholly owned subsidiaries, Rancho Santa Fe and First Community, are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. All significant intercompany balances and transactions have been eliminated. The following is a description of the more significant accounting policies:

  (b) Investment Securities and Securities Available-for-Sale

    Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold securities until maturity, they are classified as held-to-maturity. Investment securities held-to-maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts over the period to call or maturity of the related security using the interest method. Securities to be held for indefinite periods of time, but not necessarily to be held-to-maturity or on a long-term basis, are classified as available-for-sale and carried at fair value with unrealized gains or losses reported as a separate component of shareholders' equity in accumulated other comprehensive income, net of applicable income taxes. Realized gains or losses on the sale of securities available-for-sale, if any, are determined using the amortized cost of the specific securities sold. If a decline in the fair value of a security below its amortized cost is judged by management to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in operations. Securities available-for-sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, prepayment risk and other related factors. Securities are individually evaluated for appropriate classification, when acquired; consequently, similar types of securities may be classified differently depending on factors existing at the time of purchase.

  (c) Loans and Loan Fees

    Loans are stated at the principal amount outstanding. Interest income is recorded on the accrual basis in accordance with the terms of the respective loan. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to the collectibility in the normal course of business. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan's principal balance is deemed collectible. Loans are restored to accrual status when the loans become both well-secured and are in the process of collection.

    Nonrefundable loan fees and related direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the loans using the interest method or taken into income when the related loans are sold. The amortization of loan fees is discontinued on nonaccrual loans.

  (d) Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

    Gains or losses resulting from sales of loans are recognized at the date of settlement and are based on the difference between the cash received and the carrying value of the related loans less related transaction costs. A transfer of financial assets in which control is surrendered is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange. Liabilities and derivative financial instruments issued or obtained by the transfer of financial assets are measured at fair value, if practicable. Assets or other retained interests received by the transfer are measured by allocating the previous carrying value between the asset sold and the asset or retained interest received, if any, based on their relative fair values at the date of the sale. The Company records the cash gain on the sale of the guaranteed portion of SBA loans.

  (e) Comprehensive Income

    Comprehensive income consists of net earnings and net unrealized gains (losses) on securities available-for-sale, net and is presented in the consolidated statements of shareholders' equity and comprehensive income.

  (f) Allowance for Loan Losses

    An allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio and other extensions of credit, including off-balance sheet credit extensions. The allowance is based upon a continuing review of the portfolio, past loan loss experience, current economic conditions which may affect the borrowers' ability to pay, and the underlying collateral value of the loans. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries on loans previously charged off are added to the allowance.

    A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan agreement. If the measurement of impairment for the loan is less than the recorded investment in the loan, a valuation allowance is established with a corresponding charge to the provision for loan losses.

    Management believes that the allowance for loan losses is adequate. In making its evaluation of the adequacy of the allowance for loan losses, management considers the Company's historical experience, the volume and type of lending conducted by the Company, the amounts of classified and nonperforming assets, regulatory policies, general economic conditions and other factors regarding the collectibility of loans in the Company's portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to recognize additions to the allowance based on their judgments related to information available to them at the time of their examinations.

  (g) Premises and Equipment

    Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged to noninterest expense using the straight-line method over the estimated useful lives of the assets which range from two to twenty-five years. Leasehold improvements are capitalized and amortized to noninterest expense on a straight-line basis over the terms of the leases or the estimated useful lives of the improvements, whichever is shorter.

  (h) Other Real Estate Owned

    Other real estate owned is recorded at the fair value of the property at the time of acquisition. Fair value is based on current appraisals less estimated selling and holding costs. The excess of the recorded loan balance over the estimated fair value of the property at the time of acquisition is charged to the allowance for loan losses. Any subsequent write downs are charged to noninterest expense and recognized as a valuation allowance. Subsequent increases in the fair value of the asset less selling costs reduce the valuation allowance, not below zero, and is credited to income. Operating expenses of such properties, and gains and losses on their disposition are included in noninterest expense.

  (i) Cash and Cash Equivalents

    For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of cash, due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

  (j) Income Taxes

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  (k) Stock Option Plan

    The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the pro forma disclosure provisions of SFAS No. 123.

  (l) Use of Estimates

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses. Actual results could differ from those estimates.

  (m) New Accounting Standards

    In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25. FASB Interpretation No. 44 clarifies certain issues related to the application of APB Opinion 25 and is effective July 1, 2000, with certain conclusions covering specific events that occurred either December 15, 1998 or January 12, 2000. FASB Interpretation No. 44 is not expected to have a material effect on the Company's financial position or results of operations.

    In June 1998, the FASB issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," (Statement 133), as amended by FAS No. 137, "Accounting for Derivative Investments and Hedging Activities" and FAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement 133 requires companies to recognize all derivatives as either assets or liabilities with the instruments measured at fair value and was effective January 1, 2001. The accounting for changes in fair value gains and losses depends on the intended use of the derivative and its resulting designation. The adoption of Statement No. 133 did not have a material impact on the consolidated financial statements.

    In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. Although it replaces FASB Statement No. 125, it carries over most of statement 125's provisions without reconsideration.

    The accounting provisions are effective for fiscal years beginning after March 15, 2001. The reclassification and disclosure provisions are effective for fiscal years beginning after December 15, 2000. It is not anticipated that the financial impact of this statement will have a material effect on the Company.

  (n) Reclassifications

    Certain prior year amounts have been reclassified to conform to the current year's presentation.

(2) Securities Available-for-Sale

    The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale as of December 31, 2000 and 1999 are as follows:

	2000
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury and Government Agency Securities	$29,723,000	45,000	93,000	29,675,000
Mortgage-backed Securities	10,388,000	17,000	77,000	10,328,000
Equity securities	425,000	—	—	425,000

	$40,536,000	62,000	170,000	40,428,000

	1999
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury and Government Agency Securities	$22,784,000	—	515,000	22,269,000
Mortgage-backed Securities	12,151,000	—	459,000	11,692,000
Corporate Bonds	500,000	—	1,000	499,000

	$35,435,000	—	975,000	34,460,000

    The maturity distribution based on amortized cost and fair value as of December 31, 2000, by contractual maturity, is shown below. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities are not included in the table.

	Maturity distribution
	Amortized cost	Fair value
Due in one year or less	$4,634,000	4,645,000
Due after one year through five years	27,434,000	27,352,000
Due after five years through ten years	5,549,000	5,522,000
Due after ten years	2,494,000	2,484,000

	$40,111,000	40,003,000

    Proceeds from the sale of securities available-for-sale during 2000 were $1,489,000. Gross losses of $11,000 were realized on sales in 2000. Proceeds from the sale of securities available-for-sale during 1999 were $1,499,000. Gross losses of $2,000 were realized on sales in 1999. There were no sales of securities during 1998.

(3) Investment Securities Held-to-Maturity

    The amortized cost, gross unrealized gains and losses and fair value of investment securities held-to-maturity as of December 31, 2000 and 1999 are as follows:

	2000
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury and Government Agency Securities	$4,625,000	8,000	1,000	4,632,000
State and Political Subdivision Securities	347,000	17,000	—	364,000

	$4,972,000	25,000	1,000	4,996,000

	1999
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury and Government Agency Securities	$14,514,000	—	91,000	14,423,000
State and Political Subdivision Securities	349,000	1,000	3,000	347,000
Other Securities	5,000	—	—	5,000

	$14,868,000	1,000	94,000	14,775,000

    The maturity distribution based on amortized cost and fair value as of December 31, 2000 by contractual maturity, is shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity distribution
	Amortized cost	Fair value
Due within one year	$4,613,000	4,621,000
Due after five years through ten years	359,000	375,000

	$4,972,000	4,996,000

    As of December 31, 2000 and 1999, investment securities held-to-maturity with an amortized cost of $4,358,000 and $5,863,000, respectively, and securities available-for-sale with a fair value of $22,611,000 and $16,418,000, respectively, (Note 2) totaling $26,969,000 and $22,281,000, respectively, were pledged as security for public deposits and other purposes as required by various statutes and agreements.

(4) Loans and Related Allowance for Loan Losses and Other Real Estate Owned

    As of December 31, 2000 and 1999, loans consist of the following:

	2000	1999
Commercial	$101,812,000	87,465,000
Real estate, construction	47,989,000	38,464,000
Real estate, mortgage	79,458,000	67,235,000
Consumer	4,555,000	6,169,000
Investment in leveraged and direct leases	356,000	124,000
SBA, portion held for sale, at cost which approximates market	4,314,000	946,000
SBA, unguaranteed portion held for investment	12,701,000	6,246,000

	251,185,000	206,649,000
Less:
Deferred loan fees, net	(633,000)	(547,000)
Allowance for loan losses	(3,930,000)	(4,025,000)

	$246,622,000	202,077,000

    Nonaccrual loans totaling $2,271,000, $1,845,000 and $559,000 were outstanding as of December 31, 2000, 1999 and 1998, respectively. There were no loans that were past due 90 days or more and still accruing interest as of December 31, 2000. Loans that were past due 90 days or more and still accruing interest were $75,000 and $243,000 as of December 31, 1999 and 1998, respectively. Interest income of $413,000, $158,000 and $41,000 would have been recorded for the years ended December 31, 2000, 1999 and 1998, respectively, if nonaccrual loans had been performing in accordance with their original terms. Interest income of $60,000 and $76,000 was recorded on loans subsequently transferred to a nonaccrual status for the years ended December 31, 2000 and 1999, respectively. No interest income was recorded on loans subsequently transferred to nonaccrual status for the year ended December 31, 1998.

    A summary of the activity in the allowance for loan losses is as follows:

	2000	1999	1998
Balance, beginning of year	$4,025,000	3,785,000	3,382,000
Provision for loan losses	520,000	518,000	941,000
Loans charged-off	(708,000)	(592,000)	(696,000)
Recoveries on loans previously charged off	93,000	314,000	158,000

Loans charged-off, net of recoveries	(615,000)	(278,000)	(538,000)

Balance, end of year	$3,930,000	4,025,000	3,785,000

    The Company measures its impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan's effective interest rate if the loan is not collateral-dependent. As of December 31, 2000 and 1999, all impaired loans were collateral-dependent. The Company recognizes income from impaired loans on the accrual basis unless the loan is on nonaccrual status. Income from loans on nonaccrual status is recognized to the extent cash is received and the loan's principal balance is deemed collectible. The following table presents a breakdown of impaired loans and any impairment allowance related to impaired loans as of December 31, 2000 and 1999:

	2000		1999
	Recorded investment	Impairment allowance	Recorded investment	Impairment allowance
Loans with impairment allowance — other collateral	$240,000	63,000	499,000	159,000
Loans with impairment allowance — real estate	2,031,000	305,000	—	—
Loans without impairment allowance — real estate	—	—	1,334,000	—

Total impaired loans	$2,271,000	368,000	1,833,000	159,000

    Based on the Company's evaluation process to determine the level of the allowance for loan losses mentioned previously and the fact that a majority of the Company's nonperforming loans are secured, management believes the allowance level to be adequate as of December 31, 2000 to absorb the estimated known and inherent risks identified through its analysis. For the years ended December 31, 2000, 1999 and 1998, interest income of $31,000, $76,000 and $125,000 was recorded on impaired loans, respectively, and the average balance of impaired loans was $1,841,000, $1,409,000 and $1,519,000, respectively.

    The following is the activity in the allowance for other real estate owned:

	2000	1999	1998
Balance beginning of year	$226,000	67,000	—
Additions related to increases in other real estate owned	—	—	67,000
Adjustments to the market value of real estate owned	284,000	159,000	—

Balance end of year	$510,000	226,000	67,000

(5) Premises and Equipment

    Premises and equipment as of December 31, 2000 and 1999 are as follows:

	2000	1999
Land	$384,000	384,000
Buildings	2,693,000	3,034,000
Furniture, fixtures and equipment	5,014,000	5,186,000
Leasehold improvements	1,240,000	1,141,000
Vehicles	99,000	77,000

	9,430,000	9,822,000
Less accumulated amortization and depreciation	4,403,000	4,342,000

	$5,027,000	5,480,000

    Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $940,000, $807,000 and $733,000, respectively.

(6) Premises Held-for-Sale

    During 1996, Rancho Santa Fe committed to a plan to dispose of the premises previously occupied by Rancho Santa Fe's escrow function. The fair value of this property was less than the carrying value and accordingly Rancho Santa Fe recorded a provision for impairment loss to write down the carrying value of the property to the amount of the estimated fair value, less estimated selling costs to dispose of the property. The impairment provision totaled approximately $268,000 for the year ended December 31, 1996. During 1998, Rancho Santa Fe took an additional write-down of $38,000 to bring the impairment allowance to approximately $306,000 at December 31, 1998 and made improvements of $489,000.

    The building was sold to an affiliate in April 1999 at book value which approximated market.

(7) Deposits

    Interest bearing deposits as of December 31, 2000 and 1999 are comprised of the following:

	2000	1999
Savings deposits	$12,383,000	11,895,000
Market rate deposits	133,375,000	112,358,000
Time deposits under $100,000	25,618,000	25,117,000
Time deposits of $100,000 or more	31,520,000	31,099,000

	$202,896,000	180,469,000

    The following summarizes the maturity of time deposits as of December 31, 2000:

Less than one year	$55,087,000
One to two years	972,000
Two to five years	1,052,000
Five to ten years	27,000

$57,138,000

    Interest expense on deposits for the years ended December 31, 2000, 1999 and 1998 is comprised of the following:

	2000	1999	1998
Savings deposits	$202,000	187,000	212,000
Market rate deposits	4,205,000	2,955,000	3,031,000
Time deposits under $100,000	1,334,000	1,253,000	1,207,000
Time deposits of $100,000 or more	1,810,000	1,253,000	904,000

	$7,551,000	5,648,000	5,354,000

(8) Fair Value of Financial Instruments

    Estimated fair values for the Company's financial instruments and a description of the methodologies and assumptions used to determine such amounts follows:

  (a) Cash and Due from Banks and Federal Funds Sold

    The carrying amount is assumed to be the fair value because of the liquidity of these instruments.

  (b) Time Deposits in Financial Institutions

    The carrying amount is assumed to be the fair value given the short-term nature of these deposits.

  (c) Investment Securities

    Fair values are based on quoted market prices available as of the balance sheet date. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

  (d) Loans

    Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type and further segmented into fixed and adjustable rate interest terms and by credit risk categories. The fair value estimates do not take into consideration the value of the loan portfolio in the event the loans had to be sold outside the parameters of normal operating activities.

    The fair value of fixed rate loans and non-performing or adversely classified adjustable rate loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loans. The discount rates used for performing fixed rate loans are the Company's current offer rates for comparable instruments with similar terms.

    The fair value of performing adjustable rate loans is estimated to be carrying value. These loans reprice frequently at market rates and the credit risk is not considered to be greater than normal.

  (e) Deposits

    The fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, savings and checking accounts, is equal to the amount payable on demand as of the balance sheet date. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. No value has been assigned to the Company's long-term relationships with its deposit customers (core deposit intangible).

  (f) Borrowings

    The carrying amount is assumed to be the fair value because rates paid are the same as rates currently offered for borrowings with similar remaining maturities and characteristics.

  (g) Trust preferred securities

    The fair value of the trust preferred securities is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for similar securities of similar maturity.

  (h) Commitments to Extend Credit and Standby Letters of Credit

    The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

  (i) Limitations

    Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of December 31, 2000 and 1999, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

    The fair values of the Company's financial instruments as of December 31, 2000 and 1999 are as follows:

	2000		1999
	Carrying or contract amount	Fair value estimates	Carrying or contract amount	Fair value estimates
Financial Assets:
Cash and due from banks	$35,752,000	35,752,000	21,148,000	21,148,000
Federal funds sold	16,903,000	16,903,000	10,889,000	10,889,000
Investment in Federal Reserve Bank and Federal Home Loan Bank Stock	913,000	913,000	1,235,000	1,235,000
Time deposits in financial institutions	495,000	495,000	7,502,000	7,502,000
Securities available-for-sale	40,428,000	40,428,000	34,460,000	34,460,000
Securities held-to-maturity	4,972,000	4,996,000	14,868,000	14,775,000
Loans, net	246,622,000	243,662,000	202,077,000	201,887,000
Financial Liabilities:
Deposits	316,938,000	316,291,000	274,232,000	274,185,000
Borrowings	1,689,000	1,689,000	1,657,000	1,657,000
Trust Preferred Securities	8,000,000	8,184,000	—	—
Off-balance sheet financial instruments:
Commitments to extend credit	87,900,000	—	73,115,000	—
Standby letters of credit	2,850,000	—	2,641,000	—

(9) Income Taxes

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2000 and 1999 are as follows:

	2000	1999
Deferred tax assets:
Loan loss allowance, due to differences in computation of bad debts	$860,000	861,000
Unrealized losses on securities available-for-sale	46,000	410,000
Other real estate and investment in property held-for-sale	396,000	304,000
Interest on nonaccrual loans	320,000	237,000
Deferred loan fees and costs	53,000	147,000
Deferred compensation	133,000	144,000
Net operating losses	112,000	113,000
Accrued liabilities	170,000	34,000

State tax benefit	(10,000)	312,000
Other	142,000	146,000

Total gross deferred tax assets	2,222,000	2,708,000
Deferred tax liabilities:
Premises and equipment, principally due to differences in depreciation.	—	(153,000)

Total gross deferred tax liabilities	—	(153,000)

Total net deferred tax assets	$2,222,000	2,555,000

    Based upon projections for future taxable income over the next year in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

    For the years ended December 31, 2000, 1999 and 1998, the components of income taxes consist of the following:

	2000	1999	1998
Current income taxes:
Federal	$1,983,000	2,770,000	1,757,000
State	839,000	889,000	723,000

	2,822,000	3,659,000	2,480,000

Deferred income taxes:
Federal	117,000	(416,000)	(343,000)
State	(136,000)	(77,000)	3,000

	(19,000)	(493,000)	(340,000)

	$2,803,000	3,166,000	2,140,000

    A reconciliation of total income taxes for the years ended December 31, 2000, 1999 and 1998 to the amount computed by applying the applicable statutory federal income tax rate of 34% to earnings before income taxes follows:

	2000	1999	1998
Computed expected income taxes	$1,601,000	2,526,000	1,945,000
State tax, net of federal tax benefit	464,000	536,000	479,000
Reduction of liabilities from prior years	—	—	(147,000)
Merger related costs	592,000	—	—
Other, net	146,000	104,000	(137,000)

	$2,803,000	3,166,000	2,140,000

    As of December 31, 2000 and 1999 taxes payable totaled $525,000 and $243,000, respectively.

    The Company has available at December 31, 2000 and 1999 approximately $406,000 and $447,000, respectively, of unused federal operating loss carryforwards that may be applied against future taxable income through 2009. The applications of the net operating loss and other carryforwards are assumed to be subject to annual IRC Section 382 limitations.

(10) Stock Options and Warrants

    At the time of the First Community Acquisition, all outstanding stock options of First Community were converted into stock options of the Company at an exchange rate of 0.30 shares. The following disclosures reflect the combination of the Company, First Community and Rancho Santa Fe stock option data.

    The Company has a stock option plan (the "Plan") pursuant to which the Company's Board of directors may grant stock options to officers, directors and key employees. The Plan authorizes grants of options to purchase up to 780,000 shares of authorized but unissued Company common stock. Stock options are granted with an exercise price greater than or equal to the stock's fair market value at the date of grant. Stock options have terms not to exceed 10 years from the date of the grant and vest and become fully exercisable in installments determined at the date of grant. All of First Community's stock options vested at the Merger.

    As of December 31, 2000, there were 98,424 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $2.43, $1.57 and $2.13, respectively, on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions: 2000—expected dividend yield 2.42%, risk-free interest rate of 5.75%, volatility of 22% and an expected life of 2.5 years. 1999—expected dividend yield 2.32%, risk-free interest rate of 5.27%, no volatility and an expected life of 5 years; 1998—expected dividend yield 1.50%, risk-free interest rate of 4.69%, no volatility and an expected life of 5 years;

    The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below:

	2000	1999	1998
Net earnings, as reported	$1,904,000	4,264,000	3,582,000
Pro forma net earnings	1,667,000	4,107,000	3,454,000
Basic earnings per share, as reported	$0.49	1.10	0.93
Pro forma basic earnings per share	0.43	1.06	0.90
Diluted earnings per share, as reported	0.47	1.05	0.88
Pro forma basic earnings per share	0.41	1.01	0.85

    Stock option activity during the periods indicated is as follows:

	Number of shares	Weighted average Exercise price
Balance at December 31, 1997	351,382	$7.03
Granted	107,750	11.90
Exercised	(31,460)	3.71
Cancelled	(19,635)	9.70

Balance at December 31, 1998	408,037	8.45
Granted	81,000	13.01
Exercised	(24,167)	4.13
Cancelled	(35,000)	15.86
Forfeited	(1,666)	5.00

Balance at December 31, 1999	428,204	8.96
Granted	260,500	14.65
Exercised	(36,333)	8.42
Cancelled	(3,795)	16.79

Balance at December 31, 2000	648,576	$11.27

    As of December 31, 2000, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $3.60 to $45.00 and 4.3 years, respectively. As of December 31, 2000, the number of options exercisable was 343,911 and the weighted-average exercise price of those options was $8.51.

    During 1995, the Company issued to certain shareholders warrants for 83,555 shares of common stock. The warrants entitle these shareholders to acquire a like number of shares of common stock for an exercise price of $4.80 per share. The warrants were all exercised during the year ended December 31, 2000.

(11) Employee Benefit Plans

    The Banks have 401(k) plans for the benefit of substantially all employees. Amounts accrued and charged to expense were $25,000, $14,000 and $42,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

(12) Net Earnings Per Share

    The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	Earnings (numerator)	Shares (denominator)	Per share amount
Basic 2000 EPS:
Net earnings	$1,904,000	3,908,000	0.49
Effect of dilutive stock options	—	182,000	(0.02)

Diluted EPS	1,904,000	4,090,000	0.47

Basic 1999 EPS:
Net earnings	4,264,000	3,863,000	1.10
Effect of dilutive stock options	—	214,000	(0.05)

Diluted EPS	4,264,000	4,077,000	1.05

Basic 1998 EPS:
Net earnings	3,582,000	3,836,000	0.93
Effect of dilutive stock options	—	247,000	(0.05)

Diluted EPS	$3,582,000	4,083,000	0.88

(13) Lease Commitments

    As of December 31, 2000, aggregate minimum rental commitments for certain real property under noncancellable operating leases having an initial or remaining term of more than one year are as follows:

2001	$837,000
2002	656,000
2003	489,000
2004	361,000
2005	369,000
Thereafter	759,000

$3,471,000

    Total gross rental expense for the years ended December 31, 2000, 1999 and 1998 was $861,000, $815,000 and $762,000, respectively. There are no contingent rental payments applicable to any of the leases. Most of the leases provide that the Company pay maintenance, insurance and certain other operating expenses applicable to the leased premises in addition to the monthly minimum payments. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.

    Total rental income for the years ended December 31, 2000, 1999 and 1998 was approximately $98,000, $121,000 and $137,000, respectively.

(14) Borrowings and Commitments and Contingencies

    The Banks are party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

    Commitments to extend credit amounting to $87,900,000 and $73,115,000 were outstanding as of December 31, 2000 and 1999, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

    Standby letters of credit and financial guarantees amounting to $2,850,000 and $2,641,000 were outstanding as of December 31, 2000 and 1999, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees will expire within one year. The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate that any material loss will result from the outstanding commitments to extend credit, standby letters of credit or financial guarantees.

    The Company also borrows funds from time to time on a short term or overnight basis from the FHLB or other financial institutions. As of December 31, 2000, 1999 and 1998, there were no balances outstanding. The average balances were $462,000 and $82,000 and $0 in 2000, 1999 and 1998, respectively. The highest balance at any month-end was $10,400,000, and $700,000 in 2000 and 1999, respectively. The average rate paid was 5.9% and 4.9% in 2000 and 1999, respectively.

Federal Funds Arrangements with Commercial Banks

    As of December 31, 2000 and 1999, the Company had lines of credit in the amount of $14,000,000 and $11,500,000, respectively, from correspondent banks, none of which were outstanding as of December 31, 2000 or 1999. These lines are renewable annually.

Borrowing arrangements at the Federal Reserve Discount Window

    As of December 31, 2000 and 1999, the Company had a Fed discount limit of approximately $4,737,000 and $3,327,000, respectively, none of which was outstanding.

Federal Home Loan Bank Lines of Credit

    As of December 31, 2000 and December 31, 1999, the Company had a Federal Home Loan Bank limit of approximately $15,551,000 and $9,000,000, respectively, none of which was outstanding. The availability of the lines of credit, as well as adjustments in deposit programs, provide for liquidity in the event that the level of deposits should fall abnormally low. These sources provide that funding thereof, may be withdrawn depending upon the financial strength of the Company.

Treasury, Tax and Loan Note

    The Company participates in the Treasury, Tax and Loan Note program. The Company has a limit of $1,700,000 at the Federal Reserve Bank. Treasury, Tax and Loan balances fluctuate based on the amounts deposited by customers and the amounts called for payment by the Federal Reserve Bank. At December 31, 2000 and 1999 the interest rates on the Treasury, Tax and Loan Note, was 5.41% and 4.54%, respectively. As of December 31, 2000, 1999 and 1998, the balance outstanding under the Note program was $1,689,000, $1,657,000 and $470,000, respectively. The average balances under the Note program were $800,000 in 2000, $711,000 in 1999 and $622,000 in 1998. The highest balance at any month-end was $1,700,000 in 2000, 1999 and 1998, respectively. The average rate paid was 5.3%, 5.0% and 5.8% in 2000, 1999 and 1998, respectively.

Revolving Line of Credit

    In May 2000 the Company executed a Revolving Credit Agreement with The Northern Trust Company for $5,000,000. The loan agreement contains covenants which impose certain restrictions on activities of the Company and its financial condition. Such covenants include minimum net worth ratios, maximum debt ratios, a minimum return on average assets, a dividend limitation and minimum and maximum credit quality ratios. As of December 31, 2000 the Company, and where applicable, its subsidiaries were in compliance with each of such covenants or had obtained the appropriate waivers. Shares of common stock of Rancho Santa Fe have been pledged as collateral against the note payable to The Northern Trust Company. In January 2001, the Company executed the first Amendment to the Revolving Credit Agreement increasing the credit line to $10 million and modifying certain covenants to reflect the Company' larger size and the merger with Professional Bancorp, Inc. in January 2001 (the "Professional Merger"—see note 19). Shares of common stock of First Community have been pledged as additional collateral against the note payable. The maximum outstanding amount during 2000 was $2,450,000 and the average outstanding amount was $305,000. The loan bears interest at the prime rate less 75 basis points and was 8.75% at December 31, 2000. The Company pays a fee of 25 basis points on the unused amount. At December 31, 2000 there were no outstandings under this line of credit.

Trust Preferred Securities

    In September 2000 the Company issued $8,000,000 of trust preferred securities bearing a fixed interest rate of 10.60% and maturing in thirty years. This security is considered tier 1 capital for regulatory purposes. These instruments were issued to fund part of the Professional Merger (see note 19).

(15) Restricted Cash Balances

    The Company is required to maintain reserve balances with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities. The average reserves held at the Federal Reserve Bank for the years ended December 31, 2000 and 1999 were approximately $7,156,000 and $5,369,000, respectively.

(16) Dividend Availability

    Holders of Company common stock are entitled to receive dividends declared by the board of directors out of funds legally available therefore under the laws of the State of California and certain federal laws and regulations governing the banking and financial services business. In addition, the Banks are subject to certain restrictions under the laws of the State of California and certain federal laws and regulations governing banks which limit their ability to transfer funds to the Company through intercompany loans, advances or cash dividends.

    During 2000, 1999 and 1998, the Company paid $1,156,000, $742,000 and $589,000, respectively, in dividends and transferred $342,000, $526,000 and $497,000, respectively, from retained earnings to common stock in accordance with guidelines of the Office of the Comptroller of the Currency.

(17) Litigation

    The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company.

(18) Regulatory Matters

    The Company, as a bank holding company, is subject to regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended.

    The Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of the Company's and the Banks' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company and the Banks have met all capital adequacy requirements to which they are subject.

    As of December 31, 2000, the most recent notification from the regulatory agencies categorized the Company and each of the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company and the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's or either of the Banks' categories.

    Actual capital amounts and ratios for the Company and the Banks as of December 31, 2000 and 1999 are presented in the following table:

	Actual		Capital adequacy requirement		Well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2000
Total Capital (to Risk-Weighted Assets):
Consolidated Company	$39,292,000	14.22%	$22,099,000	>8%	$27,624,000	>10%
Rancho Santa Fe	21,426,000	12.35	13,881,000	>8	17,351,000	>10
First Community	11,295,000	11.13	8,117,000	>8	10,147,000	>10
Tier I Capital (to Risk-Weighted Assets):
Consolidated Company	35,834,000	12.97	11,049,000	>4	16,574,000	>6
Rancho Santa Fe	19,254,000	11.10	6,941,000	>4	10,411,000	>6
First Community	10,024,000	9.88	4,059,000	>4	6,088,000	>6
Tier I Capital (to Average Assets):
Consolidated Company	35,834,000	10.21	14,039,000	>4	17,548,000	>5
Rancho Santa Fe	19,254,000	8.82	8,733,000	>4	10,916,000	>5
First Community	10,024,000	7.38	5,431,000	>4	6,788,000	>5
As of December 31, 1999
Total Capital (to Risk-Weighed Assets):
Consolidated Company	$29,463,000	12.15%	$19,400,000	>8%	$24,249,000	>10%
Rancho Santa Fe	19,567,000	12.44	12,581,000	>8	15,726,000	>10
First Community	9,896,000	11.61	6,819,000	>8	8,523,000	>10
Tier I Capital (to Risk-Weighted Assets):
Consolidated Company	24,419,000	10.89	9,700,000	>4	14,550,000	>6
Rancho Santa Fe	17,595,000	11.19	6,290,000	>4	9,436,000	>6
First Community	8,824,000	10.35	3,409,000	>4	5,114,000	>6
Tier I Capital (to Average Assets):
Consolidated Company	26,419,000	8.56	12,343,000	>4	15,429,000	>5
Rancho Santa Fe	17,595,000	9.48	7,421,000	>4	9,277,000	>5
First Community	8,824,000	7.17	4,922,000	>4	6,152,000	>5

(19) Acquisitions

Separate Company Information for Pooling-of-Interest Acquisitions

    On May 31, 2000 the Company completed its formation and combined Rancho Santa Fe with First Community as its wholly-owned subsidiaries. Shareholders for both banks approved the transaction at their respective Shareholder Meetings held on May 31, 2000. Under the terms of the merger agreement, each shareholder of First Community received 0.300 shares of Company common stock for each share of First Community common stock. Each Rancho Santa Fe share was exchanged for one share of Company common stock. At the same time as completion of the merger, the Company became listed on NASDAQ under the symbol FCBP. The merger was accounted for using pooling-of-interests accounting.

    The following table presents certain financial data reported separately by each company and on a combined basis for the years ended December 31:

	1999	1998
Net interest income:
Rancho Santa Fe	$10,233,000	8,865,000
First Community	7,484,000	6,003,000

Combined	$17,717,000	14,868,000

Net income:
Rancho Santa Fe	$3,058,000	2,509,000
First Community	1,206,000	1,073,000

Combined	$4,264,000	3,582,000

Issuance of common stock:
Rancho Santa Fe	$96,000	116,000
First Community	—	1,000

Combined	$96,000	117,000

Pro Forma Information for Purchase Acquisitions

    On January 16, 2001 the Company acquired Professional Bancorp, Inc. ("Professional") and its wholly-owned subsidiary, First Professional Bank, N.A. ("First Professional"). Shareholders of Professional received either $8.00 in cash or 0.55 shares of First Community common stock for each share of Professional common stock. Professional shareholders had the option to choose either cash or stock consideration. The purchase price received by shareholders of Professional totaled approximately 504,747 shares of First Community common stock and approximately $8.9 million in cash resulting in a total purchase price of approximately $16.4 million. For Professional shareholders receiving stock, 0.55 shares of Company common stock was received for each share of Professional common stock.

    The following table presents unaudited pro forma results of operations of the Company for the years ended December 31, 2000 and 1999 as if the acquisition of Professional had been effective at the beginning of 1999. The unaudited pro forma combined summary of operations is intended for informational purposes only and is not necessarily indicative of the future operating results of the Company or operating results that would have occurred had this acquisition been in effect for all the years presented.

Unaudited Pro Forma
Combined Summary of Operations

	2000	1999
Interest income	$48,153,000	41,700,000
Interest expense	11,988,000	9,949,000

Net interest income	36,165,000	31,751,000
Provision for loan losses	7,167,000	14,511,000

Net interest income after provision for loan losses	28,998,000	17,240,000
Noninterest income	8,425,000	4,155,000
Noninterest expense	33,539,000	26,655,000

Income (loss) before income taxes	3,884,000	(5,260,000)
Income taxes (benefit)	2,559,000	(388,000)

Net income (loss)	$1,325,000	(4,872,000)

Net income (loss) per share:
Basic	$0.30	(1.12)

Diluted	0.29	(1.12)

Weighted average shares outstanding:
Basic	4,413,000	4,368,000

Diluted	4,595,000	4,368,000

(20) Condensed (Parent Company only) Financial Information

    The parent company was formed in October of 1999, but did not have any material activity until May 31, 2000 when it became the parent of First Community and Rancho Santa Fe. The following parent company only condensed balance sheet information is presented as of December 31, 2000 and as of December 31, 1999 as if the parent company began operations on that day. The condensed statement of operations and condensed statement of cash flows is presented for the years ended December 31, 2000 and 1999.

	December 31, 2000	December 31, 1999
Condensed Balance Sheet
Assets:
Cash and due from banks	$5,663,000	—
Investments in subsidiaries	29,729,000	25,855,000
Other investments	425,000	—
Other assets	1,176,000	—

Total assets	$36,993,000	25,855,000

Liabilities:
Junior subordinated debt due to subsidiary	$8,248,000	—
Other liabilities	973,000	—

Total liabilities	9,221,000	—
Shareholders' equity	27,772,000	25,855,000

Total liability and shareholders' equity	$36,993,000	25,855,000

	Year Ended
	December 31, 2000	December 31, 1999
Condensed Statement of Operations
Dividend income from subsidiaries	$2,000,000	—

Total income	2,000,000	—
Interest expense	311,000	—
Merger costs	3,561,000	—
Other expense	1,152,000	—

Total expense	5,024,000	—

Loss before income taxes and equity in undistributed earnings of subsidiaries	(3,024,000)	—
Income tax benefit	(1,375,000)	—

Loss before equity in undistributed earnings of subsidiaries	(1,649,000)	—
Equity in undistributed income of subsidiaries	3,553,000	4,264,000

Net income	$1,904,000	4,264,000

	Year Ended
	December 31, 2000	December 31, 1999
Condensed Statement of Cash Flows
Net income	$1,904,000	4,264,000
Change in other assets	(1,176,000)	—
Change in other liabilities	973,000	—
Undistributed earnings of subsidiaries	(3,553,000)	(4,264,000)

Cash flows used in operating activities	(1,852,000)	—
Increase in investment in subsidiaries	(248,000)	—
Other investing activities	(425,000)	—

Cash flows used in investing activities	(673,000)	—
Proceeds from exercise of common stock options	306,000	—
Dividends paid	(1,156,000)	—
Issuance of junior subordinated debt	8,248,000	—
Subsidiary financing activities prior to June 1, 2000	430,000	—
Other financing activities	360,000	—

Cash flows provided by financing activities	8,188,000	—
Net increase in cash	5,663,000	—
Cash beginning of the period	—	—

Cash end of the period	$5,663,000	—

(21) Quarterly Results of Operations (Unaudited)

	Quarters ended:
	Mar 31, 2000	Jun 30, 2000	Sep 30, 2000	Dec 31, 2000
	(In thousands, except per share data)
Interest income	$6,567	7,268	7,393	7,603
Interest expense	1,603	1,945	2,090	2,286

Net interest income	4,964	5,323	5,303	5,317
Provision for loan losses	—	—	180	340

Net interest income after provision for loan losses	4,964	5,323	5,123	4,977
Other income	581	692	545	647
Merger costs	—	3,561	—	—
Other expenses	3,335	3,738	3,651	3,860

Income (loss) before income taxes	2,210	(1,284)	2,017	1,764
Income taxes	918	207	887	791

Net income (loss)	$1,292	(1,491)	1,130	973

Shares outstanding (weighted average)
Basic	3,878	3,884	3,902	3,968

Diluted	4,097	3,884	4,103	4,130

Net income per share:
Basic	$0.33	(0.38)	0.29	0.25

Diluted	$0.33	(0.38)	0.28	0.24

Dividends per common share declared and paid	$0.09	0.09	0.09	0.09

Common stock price range:
High	$15.50	14.25	15.44	15.13

Low	$13.75	13.00	13.88	14.75

	Quarters ended:
	Mar 31, 1999	Jun 30, 1999	Sep 30, 1999	Dec 31 1999
	(In thousands, except per share data)
Interest income	$5,382	5,946	6,256	5,821
Interest expense	1,433	1,365	1,406	1,484

Net interest income	3,949	4,581	4,850	4,337
Provision for loan losses	135	105	173	105

Net interest income after provision for loan losses	3,814	4,476	4,677	4,232
Other income	558	601	515	630
Other expenses	2,852	3,220	3,258	2,743

Income before income taxes	1,520	1,857	1,934	2,119
Income taxes	634	804	815	913

Net income	$886	1,053	1,119	1,206

Shares outstanding (weighted average)
Basic	3,855	3,860	3,867	3,872

Diluted	4,060	4,058	4,073	4,088

Net income per share:
Basic	$0.23	0.27	0.29	0.31

Diluted	$0.22	0.26	0.27	0.30

Dividends per common share declared and paid	$0.06	0.06	0.09	0.09

Common stock price range:
High	$13.75	14.38	14.88	15.50

Low	$11.75	11.00	13.13	13.50

(22) Comprehensive Income

	2000	1999	1998
	(In thousands)
Net income	$1,904	4,264	3,582
Other comprehensive income (loss), net of related income taxes:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	506	(596)	43
Less reclassifications of realized losses included in income	(3)	—	—

	503	(596)	43

Comprehensive income	$2,407	$3,668	$3,625

(23) Related Party Transactions

    Belle Plaine Partners, Inc.("Belle Plaine") serves as a financial advisor to the Company under an engagement letter dated May 2, 1995. In that capacity, the Company paid Belle Plaine fees of $619,000 in connection with the First Community Acquisition which closed on May 31, 2000. Belle Plaine provided financial advice, but was not paid a fee for the Professional Merger.

    As of December 31, 2000 the Company had loans outstanding to related parties of approximately $2,649,000 and committments outstanding of approximately $4,737,000. These loans and committments are at market rates and terms.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item can be found in the Company's most recent Definitive Proxy Statement, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item can be found in the Company's most recent Definitive Proxy Statement, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item can be found in the Company's most recent Definitive Proxy Statement, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item can be found in the Company's most recent Definitive Proxy Statement, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and is incorporated herein by this reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1. Financial Statements

The consolidated financial statements of First Community Bancorp and its subsidiaries and independent auditors' report are included in Part II (Item 8) of this Form 10-K

       2. Financial Statement Schedules

          All financial statement schedules have been omitted, as inapplicable.

       3. Exhibits

    The following documents are included or incorporated by reference in this Annual Report on Form 10-K:

2.	Third Amended and Restated Agreement and Plan of Merger, dated as of October 22, 1999, by and among Rancho Santa Fe National Bank, First Community Bancorp and First Community Bank of the Desert (Appendix A to Registration Statement No. 333-93827 filed on Form S-4/A on May 5, 2000 and incorporated herein by this reference).
2.1
Agreement and Plan of Merger, dated as of August 7, 2000, by and between First Community Bancorp and Professional Bancorp, Inc. (Annex A to Registration Statement No. 333-47242 filed on Form S-4/A on November 16, 2000 and incorporated herein by this reference).
3.1	Articles of Incorporation of First Community Bancorp (Exhibit 3.1 to a Form 8-A filed on June 2, 2000 and incorporated herein by this reference).
3.2	Bylaws of First Community Bancorp (Exhibit 3.2 to a Form 8-A filed on June 2, 2000 and incorporated herein by this reference).
10.
First Community Bancorp 2000 Stock Incentive Plan; Form of Incentive Stock Option Agreement, Form of Nonstatutory Stock Option Agreement for directors and Form of Nonstatutory Stock Option agreement for consultants (Exhibit 10.1 of a Form 10Q filed on August 10, 2000 and incorporated herein by this reference).
10.1	Revolving Credit Agreement and Pledge Agreement and Waiver, dated June 26, 2000 (Exhibit 10.2 of a Form 10Q filed on August 10, 2000 and incorporated herein by this reference).
10.2	Directors' Deferred Compensation Plan (Exhibit 10.3 of a Form 10Q filed on August 10, 2000 and incorporated herein by this reference).
10.3
Guarantee Agreement By and Between First Community Bancorp and State Street Bank and Trust Company of Connecticut, National Association Dated as of September 7, 2000 (Exhibit 10.4 of a Form 10Q filed on November 13, 2000 and incorporated herein by this reference).
10.4
Amended and Restated Declaration of Trust By and Among State Street Bank and Trust Company of Connecticut, National Association as Institutional Trustee, First Community Bancorp, as Sponsor and Mark Christian and Arnold C. Hahn, as Administrators dated September 7, 2000 (Exhibit 10.5 of a Form 10Q filed on November 13, 2000 and incorporated herein by this reference).
10.5
Indenture between State Street Bank and Trust Company of Connecticut, National Association and First Community Bancorp dated as of September 7, 2000 (Exhibit 10.6 of a Form 10Q filed on November 13, 2000 and incorporated herein by this reference).
10.7	First Amendment to Revolving Credit Agreement dated January 12, 2001.

10.8	First Community Bancorp Executive Severance Policy.
10.9	First Community Bancorp Employee Severance Policy.
10.10	Gaines Employment Contract
11.
Computation of Earnings Per Common Share and Common Share Equivalent. (See Note 12 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.)
21.	Subsidiaries of First Community Bancorp Bancorp.
23.	Consent of KPMG LLP

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the quarter ended December 31, 2000.

(c) Exhibits

    The exhibits listed in Item 14(a)3 are incorporated by reference or attached hereto.

(d) Excluded Financial Statements

    Not Applicable.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY BANCORP
By:	/s/ MATTHEW P. WAGNER Matthew P. Wagner (President and Chief Executive Officer)	Dated: March 21, 2001
And By:	/s/ ARNOLD C. HAHN Arnold C. Hahn Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Dated: March 21, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ MATTHEW P.WAGNER Matthew P. Wagner President and Chief Executive Officer and Director	March 21, 2001
/s/ JOHN M. EGGEMEYER John M. Eggemeyer Chairman and Director	March 21, 2001
/s/ ARNOLD C. HAHN Arnold C. Hahn Executive Vice President and Chief Financial Officer	March 21, 2001
/s/ JAMES A. BOYCE James A. Boyce Director	March 21, 2001
/s/ GENE F. GAINES Gene F. Gaines Director	March 21, 2001

/s/ ROBERT E. HERRMANN Robert E. Herrmann Director	March 21, 2001
/s/ WILLIAM T. POWERS William T. Powers Director	March 21, 2001
/s/ ROBERT A. SCHOELLHORN Robert A. Schoellhorn Director	March 21, 2001
/s/ PAUL I. STEVENS Paul I. Stevens Director	March 21, 2001
/s/ ROBERT A. STINE Robert A. Stine Director	March 21, 2001
/s/ DALE E. WALTER Dale E. Walter Director	March 21, 2001
/s/ DAVID S. WILLIAMS David S. Williams Director	March 21, 2001

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES