Form 10-Q
period 2001-03-31
FIRST COMMUNITY BANCORP /CA/
filed 2001-05-11
CIK 1102112

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from                to

Commission File Number: 00-30747

FIRST COMMUNITY BANCORP

(Exact name of registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	33-0885320 (I.R.S. Employer Identification Number)
6110 El Tordo Rancho Santa Fe, California 92067 (Address of principal executive offices)

Registrant's telephone number: (858) 756-3023

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 2001: 4,553,568 shares of common stock, no par value.

PART I—FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (unaudited)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2001	December 31, 2000
	(In thousands, except per share data)
Assets:
Cash and due from banks	$35,546	$35,752
Federal funds sold	105,814	16,903

Total cash and cash equivalents	141,360	52,655
Interest-bearing deposits in financial institutions	285	495
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	1,334	913
Securities held to maturity (fair value of $16,652,000 at March 31, 2001 and $4,996,000 at December 31, 2000)	16,502	4,972
Securities available-for-sale (amortized cost of $74,759,000 at March 31, 2001 and $40,536,000 at December 31, 2000)	75,270	40,428

Total securities	93,106	46,313
Gross loans	356,693	251,185
Deferred fees and costs	(638)	(633)

Loans, net of deferred fees and costs	356,055	250,552
Allowance for loan losses	(11,215)	(3,930)

Net loans	344,840	246,622
Loans held for sale	3,338	—
Premises and equipment	5,480	5,027
Other real estate owned, net	654	1,031
Goodwill	4,300	—
Other assets	13,883	6,144

Total Assets	$607,246	$358,287

Liabilities and Shareholders' Equity:
Liabilities:
Noninterest-bearing deposits	$219,539	$114,042
Interest bearing deposits	328,626	202,896

Total deposits	548,165	316,938
Accrued interest payable and other liabilities	6,736	3,888
Short-term borrowings	6,500	1,689
Convertible debt	673	—
Trust preferred securities	8,000	8,000

Total Liabilities	570,074	330,515
Shareholders' Equity:
Preferred stock; authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value; authorized 15,000,000 shares, issued and outstanding 4,512,406 and 3,971,421 as of March 31, 2001 and December 31, 2000, respectively	28,266	20,402
Retained earnings	8,605	7,432
Accumulated other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale, net	301	(62)

Total Shareholders' Equity	37,172	27,772

Total Liabilities and Shareholders' Equity	$607,246	$358,287

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	3 Months Ended March 31,
	2001	2000
	(In thousands, except per share data)
Interest income:
Interest and fees on loans	$8,662	$5,575
Interest on interest-bearing deposits in financial institutions	10	105
Interest on investment securities	1,578	736
Interest on federal funds sold	1,255	151

Total interest income	11,505	6,567
Interest expense:
Interest expense on deposits	2,701	1,565
Interest expense on short-term borrowings	89	38
Interest expense on convertible debt	11	—
Interest expense on trust preferred securities	215	—

Total interest expense	3,016	1,603

Net interest income:	8,489	4,964
Provision for loan losses	314	—

Net interest income after provision for loan losses	8,175	4,964
Noninterest income:
Service charges and fees on deposit accounts	551	310
Merchant discount fees	69	17
Other commissions and fees	284	155
Gain on sale of loans	105	55
Other income	109	44

Total noninterest income	1,118	581
Noninterest expense:
Salaries and employee benefits	3,473	1,678
Occupancy	730	396
Furniture and equipment	356	242
Legal expenses	110	84
Other professional services	681	449
Stationery, supplies and printing	149	45
FDIC assessment	144	15
Cost of other real estate owned	30	—
Advertising	139	101
Insurance	79	31
Loss on sale of securities	—	11
Goodwill amortization	58	—
Other	652	283

Total noninterest expense	6,601	3,335

Income before income taxes	2,692	2,210
Income taxes	1,115	918

Net income	$1,577	$1,292

Per share information:
Number of shares (weighted average)
Basic	4,400.7	3,878.3
Diluted	4,618.3	4,097.3
Income per share
Basic	$0.36	$0.33
Diluted	$0.34	$0.32

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	3 Months Ended March 31,
	2001	2000
Net income	$1,577	$1,292
Other comprehensive income (loss), net of related income taxes:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	363	(113)
Less reclassifications of realized losses included in income	—	(3)

	363	(116)

Comprehensive income	$1,940	$1,176

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	3 Months Ended March 31,
	2001	2000
	(In thousands)
Cash flows from operating activities:
Net income	$1,577	$1,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	479	276
Provision for loan losses	314	—
Gain on sale of loans	(105)	(55)
Loss on sale of securities available-for-sale	—	11
Income recognized on called securities	(11)	—
Gain on sale of premises and equipment	(19)	—
Loss on sale of other real estate owned	13	—
Increase in other assets	(243)	(1,094)
Increase (decrease) in accrued interest payable and other liabilities	(1,376)	94

Net cash provided by operating activities	629	524
Cash flows from investing activities:
Net cash and cash equivalents acquired in acquisition of Professional Bancorp	84,017	—
Net increase in loans outstanding	(3,206)	(16,158)
Net decrease in interest-bearing deposits in financial institutions	535	1,085
Securities held-to-maturity:
Maturities	2,696	14
Securities available-for-sale:
Proceeds from sale	—	1,489
Maturities and calls	22,217	1,024
Purchases	(10,155)	(501)
Net change in FRB and FHLB stock	(6)	(29)
Proceeds from sale of other real estate owned	518	—
Proceeds from sale of premises and equipment	147	—
Purchases of premises and equipment	(221)	(102)

Net cash provided by (used in) investing activities	96,542	(13,178)
Cash flows from financing activities:
Net increase (decrease) in deposits:
Non-interest bearing	(29,295)	455
Interest bearing	16,039	12,259
Net increase (decrease) in short-term borrowings	4,811	43
Proceeds from exercise of stock options	383	—
Cash dividends paid	(404)	(225)

Net cash provided by financing activities	(8,466)	12,532

Net increase (decrease) in cash and cash equivalents	88,705	(122)
Cash and cash equivalents at beginning of period	52,655	32,037

Cash and cash equivalents at end of period	$141,360	$31,915

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	3,103	1,651
Income taxes	600	—
Supplemental disclosure of noncash investing and financing activities:
Transfers from retained earnings to common stock	—	171
Transfers from loans to other real estate owned	154	—
Conversion of securities available-for-sale to common stock	425	—
Conversion of convertible debt	6	—

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED

Supplemental Disclosure of Acquisition of Professional Bancorp (In Thousands)

Assets Acquired:
Cash	$31,202
Federal funds sold	61,245
Interest-bearing deposits in other banks	325
Investment securities	61,447
Loans	98,713
Premises and equipment	673
Goodwill	4,358
Other assets	7,753

265,716
Liabilities Assumed:
Non-interest bearing deposits	(134,792)
Interest bearing deposits	(109,691)
Accrued interest payable and other liabilities	(4,224)
Convertible debt	(679)

(249,386)
Cash paid for common stock	8,430
Fair value of common stock issued for common stock	7,900

$16,330

See "Notes to Unaudited Condensed Consolidated Financial Statements."

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2001

NOTE 1—BASIS OF PRESENTATION

    First Community Bancorp (the "Company") is the holding company for Rancho Santa Fe National Bank ("Rancho"), First Professional Bank, N.A. ("First Professional") and First Community Bank of the Desert ("First Community" and together with Rancho and First Professional, the "Banks"). The unaudited condensed consolidated financial statements of the Company included herein reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. Certain reclassifications have been made to the unaudited condensed consolidated financial statements for 2000 to conform to the 2001 presentation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

    The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates subject to change include the allowance for loan losses, the carrying value of other real estate owned and the deferred tax asset.

    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K on March 21, 2001 for the year ended December 31, 2000.

NOTE 2—ACQUISITIONS

First Community Acquisition

    On May 31, 2000, a subsidiary of the Company merged with and into First Community pursuant to an Agreement and Plan of Merger, dated as of October 22, 1999, as amended (the "First Community Merger Agreement"), by and between the Company, Rancho and First Community, (the "First Community Merger"). As a result of the First Community Merger, First Community became a wholly-owned subsidiary of the Company.

    Pursuant to the First Community Merger Agreement, each issued and outstanding share of common stock of First Community ("First Community Common Stock") prior to the First Community Merger (other than as provided in the First Community Merger Agreement) was converted into the right to receive 0.3 shares (the "Conversion Number") of common stock of the Company ("Company Common Stock"). In addition, each option and each warrant to acquire shares of First Community Common Stock outstanding immediately prior to the Effective Time (as defined in the First Community Merger Agreement) was converted into an option and warrant, respectively, to acquire 0.3 shares of Company Common Stock. Upon consummation of the First Community Merger, the Company issued approximately 1,392,799 shares of Company Common Stock to former holders of First Community Common Stock, and as a result, the former shareholders of First Community Common Stock own shares of Company Common Stock representing approximately 35.9% of the outstanding shares of Company Common Stock.

    The financial information as of all dates and for all periods prior to the First Community Merger presented herein has been restated to present the combined consolidated financial condition and results of operations of the Company and First Community as if the First Community Merger had been in effect as of all dates and for all periods presented.

Professional Bancorp Inc. Acquisition

    On January 16, 2001, Professional Bancorp, Inc. ("Professional Bancorp") merged (the "Professional Merger") with and into the Company, with the Company as the surviving entity. The Professional Merger was consummated pursuant to the terms of an Agreement and Plan of Merger, dated as of August 7, 2000, by and between the Company and Professional Bancorp (the "Professional Merger Agreement"). At that time First Professional became a wholly owned subsidiary of the Company.

    Pursuant to the Professional Merger Agreement, each issued and outstanding share of common stock of Professional Bancorp prior to the Professional Merger (other than as provided in the Professional Merger Agreement) was converted into the right to receive either 0.55 shares of Company common stock or $8.00 in cash. Upon consummation of the Professional Merger, the Company issued approximately 504,747 shares of common stock to former holders of Professional Bancorp common stock and approximately $8.4 million in cash. As a result, at the time of the Professional Merger the former shareholders of Professional Bancorp common stock owned shares of Company common stock representing approximately 11.3% of the outstanding shares of Company common stock.

    This acquisition was accounted for using the purchase method of accounting.

NOTE 3—NET INCOME PER SHARE

    The following is a summary of the calculation of basic and diluted net income per share for the three month periods ended March 31 2001 and 2000:

	3 Months Ended March 31,
	2001	2000
Net income	$1,577	$1,292

Weighted average shares outstanding	4,400.7	3,878.3

Basic net income per share	$0.36	$0.33

Weighted average shares outstanding	4,400.7	3,878.3
Effect of dilutive stock options and warrants	217.6	219.0

Diluted shares outstanding	4,618.3	4,097.3

Diluted net income per share	$0.34	$0.32

NOTE 4—LONG-TERM DEBT

Trust Preferred Securities

    In September 2000 the Company issued $8,000,000 of trust preferred securities bearing a fixed interest rate of 10.60% and maturing in thirty years. This security is considered tier 1 capital for regulatory purposes. These instruments were issued to fund part of the Professional Merger.

Convertible Debt

    The Company acquired $679,000 of convertible debt in the Professional Merger. Approximately $6,000 was converted during the three month period ended March 31, 2001. The interest rate on this debt was 8.0% through March 1, 2001 and will be 6.26% for the remainder of the year. Each $23.088 of principal is convertible into 1 share of Company Common Stock.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    The following tables and data set forth certain statistical information relating to the Company as of March 31, 2001, and for the three month periods ended March 31, 2001 and March 31, 2000. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto as of March 31, 2001, included herein, and the consolidated financial statements and notes thereto included in the Company's financial statements filed on Form 10-K for the year ended December 31, 2000.

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

    Since December 31, 2000, the Company's total assets have increased by approximately $249.0 million, or 69.5%. Of this increase in assets, approximately $265.7 million relates to assets acquired in the Professional Merger. The major components of this change in assets before the assets acquired in the Professional Merger are an increase of approximately $27.7 million in federal funds sold, a decrease in cash of approximately $23.0 million and a decrease of approximately $14.2 million in securities.

    Since December 31, 2000, the Company's total deposits have increased by approximately $231.2 million. Of this increase in deposits, approximately $244.5 million relates to deposits acquired in the Professional Merger. Before the increase in deposits due to the Professional Merger deposits decreased approximately $13.3 million from December 31, 2000. Short term borrowings increased by $4.8 million from December 31, 2000.

    On September 8, 2000 the Company issued $8 million of trust preferred securities. These securities are considered Tier I capital. The Company also acquired $679,000 of convertible debt in the Professional Merger. Approximately $6,000 was converted during the three month period ended March 31, 2001.

    Consolidated operating earnings (net income before after-tax merger costs and goodwill amortization) for the three months ended March 31, 2001 were $1,635,000 or $0.35 per diluted share. This compares with consolidated operating earnings of $1,292,000 or $0.32 per diluted share, for the three months ended March 31, 2000, a growth of approximately 11.3%.

    Consolidated net income for the three months ended March 31, 2001 was $1,577,000 or $0.34 per diluted share. This compares with net income of $1,292,000 or $0.32 per diluted share, for the three months ended March 31, 2000.

    On April 26, 2001 the Company's Board of Directors approved a quarterly dividend of $0.09 per common share which is payable on May 31, 2001 to shareholders of record on May 15, 2001.

Results of Operations

    Operating Income.  The Company defines operating income as net income before after-tax merger costs and goodwill amortization. There were no merger costs in the three month periods ended March 31, 2001 or March 31, 2000. The Company's operating return on average assets was 1.09% in the first quarter of 2001 versus 1.65% in the 1st quarter of 2000. This decrease was due to a substantial growth in average assets as a result of the Professional Merger with a moderate growth in net income between the two periods. The operating efficiency ratio increased from 60.1% in the first three months of 2000 to 68.1% in the first three months of 2001. Operating revenues grew 73% from the first quarter of 2000 to the first quarter of 2001 while operating expense grew 96% during the same period. The changes in the operating profitability ratios were a result of several factors: The Company incurred expenses as it developed the infrastructure to smoothly absorb Professional Bancorp; the loan to deposit ratio at First Professional is substantially lower than the other two banks, resulting in a lower net interest margin; and the interest rate reductions implemented by the Federal Reserve Bank in the first quarter of the year negatively impact the Company's yield on earning assets. The Company is working on various efficiency and revenue initiatives that are now possible as a result of the First Community Merger and the Professional Merger.

RESULTS OF OPERATIONS

	3 Months Ended March 31,
	2001	2000
Per share information:
Number of shares (weighted average, in thousands)	4,400.7	3,878.3
Diluted shares (weighted average, in thousands)	4,618.3	4,097.3
Basic income per share	$0.36	$0.33
Diluted income per share	$0.34	$0.32
Per share information before goodwill amortization:
Basic income per share	$0.37	$0.33
Diluted income per share	$0.35	$0.32
Profitability measures before goodwill amortization:
Return on average assets	1.09%	1.65%
Return on average equity	20.4%	19.7%
Efficiency ratio	68.1%	60.1%
Adjustments to net income (in thousands):
Net income	$1,577	$1,292
Goodwill amortization	58	—

Operating income	$1,635	$1,292

Operating revenues (in thousands):
Net interest income	$8,489	$4,964
Noninterest income	1,118	581

Operating revenues	$9,607	$5,545

Adjustments to expenses (in thousands):
Noninterest expense	$6,601	$3,335
Goodwill amortization	(58)	—

Operating expenses	$6,543	$3,335

    Income for the Company are dependent on loan growth, controlling costs and continual efforts to prevent any unexpected loan losses that would require additions to the allowance for loan losses ("ALL"). The Company believes that the demand for loans has increased in the Company's primary market areas due to the growth in the Southern California economy along with the ability of the Company's customers to participate in that growth. However, the perceived increase in the demand for loans is tempered by the highly competitive banking marketplace and the Company's desire to maintain strong credit quality standards. These factors contributed to the Company's slight decline in loans, net of deferred fees and costs, after allowing for the loans acquired in the Professional Merger, of approximately $5.1 million since December 31, 2000. This decline includes loan charge offs related to First Professional of approximately $4.8 million. As a result of the increase in loans of 42.0%, including First Professional, and the approximate 73.0% increase in deposits, the Company's loan-to-deposit ratio, has decreased from 79.1% as of December 31, 2000, to 65.0% as of March 31, 2001.

    Net Interest Income.  Net interest income is the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. The following tables provide information concerning average interest-earning assets and interest-bearing liabilities and yields and rates thereon for the three months ended March 31, 2000 and March 31, 2000, respectively. Nonaccrual loans are included in the average earning assets amounts.

UNAUDITED AVERAGE BALANCE SHEETS

	3 Months Ended March 31,
	2001	2000
	(In thousands)
Average Assets:
Loans, net of deferred fees and costs	$358,644	$217,743
Investment securities	101,033	49,275
Federal funds sold	90,813	10,556
Interest-bearing deposits in financial institutions	441	7,143

Average earning assets	550,931	284,717
Other assets	60,057	29,632

Average total assets	$610,988	$314,349

Average Liabilities and Shareholders' Equity:
Average Liabilities:
Noninterest-bearing deposits	$230,686	$98,572
Time deposits of $100,000 or more	52,252	31,239
Interest-bearing deposits	273,637	153,531

Average deposits	556,575	283,342
Other interest-bearing liabilities	13,779	2,694
Other liabilities	8,091	1,982

Average liabilities	578,445	288,018
Average equity	32,543	26,331

Average liabilities and shareholders' equity	$610,988	$314,349

Yield Analysis:
	(Dollars in thousands)
Average earning assets	$550,931	$284,717
Yield	8.47%	9.28%
Average interest-bearing deposits	$325,889	$184,770
Cost	3.36%	3.41%
Average deposits	$556,575	$283,342
Cost	1.97%	2.22%
Average interest-bearing liabilities	$339,668	$187,464
Cost	3.60%	3.44%
Interest spread	4.87%	5.84%
Net interest margin	6.25%	7.01%

    Interest income increased by approximately $4.9 million from $6.6 million for the first quarter of 2000 to $11.5 million for the same period of 2001. The increase in interest income was due largely to the increase of approximately $266.2 million in average earning assets. This increase in average earnings assets was mostly a result of the earning assets acquired in the Professional Merger. During this same period the yield on earning assets decreased from 9.28% to 8.47%, a reduction of 81 basis points. The Federal Reserve lowered interest rates three times during this period and since a substantial portion of the Company's earning assets reprice with the general level of interest rates, the yield on the Company's earning assets declined significantly.

    Interest expense increased by approximately $1.4 million from $1.6 million for the first quarter of 2000 to $3.0 million for the same period of 2001. This increase is due mostly to the increase in average interest-bearing liabilities from $187.5 million to $339.7 million. This increase in average interest-bearing liabilities was mostly as a result of liabilities acquired in the Professional Merger. The cost of interest-bearing liabilities increased from 3.44% to 3.60% over the same periods of time as a result of customers shifting deposits to higher costing deposits and the lag of deposit repricing versus asset repricing and the addition of higher costing interest-bearing liabilities such as the trust preferred securities and the revolving line of credit.

    Noninterest Income.  The following table sets forth the details of noninterest income for the three months ended March 31, 2001 and March 31, 2000. Due to the fact that the Professional Merger was accounted for using the purchase method of accounting, Professional Bancorp noninterest income is not included in the three month period ended March 31, 2000. The pro forma column below includes the unaudited Professional Bancorp noninterest income for that period. Comparisons are then performed on a pro forma basis with the 2001 amounts:

	3 Months Ended March 31,
	2001 Company	2000 Company	2000 Professional	2000 Pro Forma	Increase (Decrease)
	(In thousands)
Noninterest income:
Service charges and fees on deposit accounts	$551	$310	$235	$545	$6
Merchant discount fees	69	17	72	89	(20)
Other commissions and fees	284	155	5	160	124
Gain on sale of loans	105	55	—	55	50
Other income	109	44	138	182	(73)

Total noninterest income	$1,118	$581	$450	$1,031	$87

    Total noninterest income increased by approximately $87,000 from $1,031,000 on a pro forma basis to $1,118,000, or approximately 8.4%, from the three months ended March 31, 2000 to the three months ended March 31, 2001. There was a change in the mix of noninterest income. Other commissions and fees increased by approximately $124,000 due to various referral arrangements of the Company. Other income includes SBA servicing fees, ATM fees, debit card fees and several other miscellaneous categories. Other income decreased by approximately $73,000 due to decreases in many of these areas. Gain on sale of SBA loans increased by approximately $50,000 due mainly to the sale of one large loan in the 2001 period. In addition the funding and sale of SBA loans does not occur smoothly over the year.

    Noninterest Expense.  The following table sets forth the details of noninterest expense for the three months ended March 31, 2001 and March 31, 2000. Due to the fact that the Professional Merger was accounted for using the purchase method of accounting, Professional Bancorp noninterest expense is not included in the three month period ended March 31, 2000. The pro forma column below includes the unaudited Professional Bancorp noninterest expense for that period. Comparisons are then done on a pro forma basis with the 2001 amounts:

	3 Months Ended March 31,
	2001 Company	2000 Company	2000 Professional	2000 Pro Forma	Increase (Decrease)
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$3,473	$1,678	$1,831	$3,509	$(36)
Occupancy	730	396	367	763	(33)
Furniture and equipment	356	242	204	446	(90)
Legal expenses	110	84	130	214	(104)
Other professional services	681	449	393	842	(161)
Stationery, supplies and printing	149	45	52	97	52
FDIC assessment	144	15	29	44	100
Cost of other real estate owned	30	—	—	—	30
Advertising	139	101	13	114	25
Insurance	79	31	28	59	20
Loss on sale of securities	—	11	—	11	(11)
Other	652	283	349	632	20

Operating expense	6,543	3,335	3,396	6,731	(188)
Goodwill amortization	58	—	—	—	58

Total noninterest expense	$6,601	$3,335	$3,396	$6,731	$(130)

    Total operating expense (noninterest expenses before the amortization of goodwill) decreased approximately $188,000 from $6,731,000, on a pro forma basis, to $6,543,000, or 2.8%, from the three months ended March 31, 2000 to the three months ended March 31, 2001. The decrease in almost all categories of expense is primarily a result of the efficiencies associated with the consolidation of functions, offset by the increased level of economic activity in the Company's markets and the Company's response to this increased level of customers and customer activity. The decline in legal expenses and professional services expense is a result of less activity related to working out troubled loans. The increase in FDIC assessment is a result of First Professional's regulatory rating.

    The efficiency ratio (operating expense divided by net interest income plus noninterest income) is a measure of how effective the Company is at using its expense dollars. A lower or declining ratio indicates improving efficiency. The increase in the efficiency ratio from 60.1% in the first quarter of 2000 to 68.1% in the first quarter of 2001 is mostly a result of building the infrastructure to absorb Professional Bancorp, the decline in the net interest margin and the operation consolidations related to the Professional Merger which will not be fully implemented until the second half of 2001.

    Income Taxes.  The Company's normal effective income tax rate is approximately 42.0%, representing a blend of the statutory Federal income tax rate of 35.0% and the California income tax rate of 10.84%. The Company's actual effective income tax rates were 41.4% and 41.5% for the three months ended March 31, 2001 and 2000, respectively.

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

    The following table shows the historical trends in nonperforming assets and key credit quality statistics for the Company:

CREDIT QUALITY MEASURES

(Dollars in thousands)

	At or for the periods ending
	Year 12/31/99	3 Months 3/31/00	6 Months 6/30/00	9 Months 9/30/00	Year 12/31/00	3 Months 3/31/01
Loans past due 90 days or more and still accruing	$75	$—	$218	$3	$—	$250
Nonaccrual loans and leases	1,845	442	2,268	2,650	2,271	11,340
Other real estate owned	1,315	1,315	1,315	1,315	1,031	654

Nonperforming assets	$3,235	$1,757	$3,801	$3,968	$3,302	$12,244

Impaired loans, gross	$1,833	$434	$2,268	$2,650	$2,271	$11,340
Allocated allowance for loan losses	(159)	(201)	(574)	(456)	(368)	(3,161)

Net investment in impaired loans	$1,674	$233	$1,694	$2,194	$1,903	$8,179

Normalized charged off loans year-to-date	$592	$15	$92	$361	$708	$119
Recoveries year-to-date	(314)	(42)	(54)	(70)	(93)	(182)

Net charge-offs (recoveries)	$278	$(27)	$38	$291	$615	$(63)

Allowance for loan losses to loans, net of deferred fees and costs	1.95%	1.82%	1.78%	1.64%	1.57%	3.12%
Allowance for loan losses to nonaccrual loans and leases	218.2%	916.7%	175.8%	147.7%	173.1%	98.9%
Nonperforming assets to loans and OREO	1.56%	0.79%	1.69%	1.65%	1.31%	3.40%
Annualized net charge offs to average loans	0.15%	(0.05%)	0.03%	0.17%	0.27%	(0.07%)
Nonaccrual loans to loans, net of deferred fees and costs	0.90%	0.20%	1.01%	1.11%	0.91%	3.16%
Allowance for loan losses to nonperforming assets	124.4%	230.6%	104.9%	98.6%	119.0%	91.6%
Loans, net of deferred fees and costs	206,102	222,342	223,840	239,015	250,552	359,393
Allowance	4,025	4,052	3,987	3,914	3,930	11,215
Average loans	187,811	217,743	219,892	223,253	228,638	358,644

    With the Professional Merger nonaccrual loans increased by $9,069,000 during the quarter ended March 31, 2001, from 0.91% to 3.16% of gross outstanding loans. Without the Professional Merger, nonaccrual loans would have declined by $254,000 in the quarter. The Allowance for Loan Losses at March 31, 2001 of $11,215,000 represents 98.9% of nonaccrual loans and has been deemed by management to be adequate to cover any shortfall that may occur upon disposition of the collateral along with the remaining nonaccrual loans.

    Normalized net recoveries for the quarter were $63,000. This represents 0.07% of average loans for the three-month period ended March 31, 2001. $4,805,000 of Professional Bancorp loans were also charged off during the quarter in a one-time charge associated with the Professional Merger.

    Loans past due 90 days and still accruing represent loans which are past due 90 days or more as to interest or principal, but not included in the nonaccrual or restructured categories. All loans in this category are well-secured and in the process of collection or renewal.

    As of March 31, 2001, the Company had approximately $11,340,000 of loans which were considered impaired, all of which were on nonaccrual status, compared to $2,271,000 at December 31, 2000. $9,323,000 of these loans were acquired as part of the Professional Merger. The ALL at March 31, 2001 includes allocated allowances of approximately $3,161,000 established for certain impaired loans. Nonperforming assets increased approximately $8,942,000 from $3,302,000 at December 31, 2000, to $12,244,000 at March 31, 2001. This increase is mostly a result of nonaccrual loans increasing $9,069,000 to $11,340,000 due mostly to nonaccrual loans acquired as part of the Professional Merger. During the three month period ended March 31, 2001 the Company sold approximately $531,000 of other real estate and added approximately $154,000 of other real estate.

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

    The percentage of ALL to gross loans, net of deferred fees and costs, was 3.12% at March 31, 2001, an increase from 1.57% at December 31, 2000. This increase in the percentage is almost entirely a result of the merger of Professional into the Company. Nonaccrual loans increased by $9,069,000 during the quarter ended March 31, 2001, from 0.91% to 3.16% of loans, net of deferred fees and costs. Net OREO declined to $654,000 during the quarter. Total nonperforming assets increased by $8,942,000 during the first quarter of 2001, increasing from 1.31% to 3.40% of total loans and OREO at December 31, 2000 and March 31, 2001, respectively. The Company had net recoveries of $63,000 during the three months ended March 31, 2001 represented by charge-offs of $119,000 and recoveries of $182,000 during the period. The allowance for loan losses increased by $7,285,000 from $3,930,000 at December 31, 2000 to $11,215,000 at March 31, 2001. The allowance as a percentage of nonperforming assets decreased from 119.0% at December 31, 2000 to 91.6% at March 31, 2001, due to the increase in nonperforming assets. Management believes that the allowance for loan losses at March 31, 2001 is adequate based on the Company's quarterly migration analysis of loan losses, improved economic conditions and continued adherence to established credit policies.

    Regulatory Matters.  The regulatory capital guidelines as well as the actual regulatory capital ratios for Rancho, First Community and the Company on a consolidated basis as of March 31, 2001, are as follows:

	Regulatory Requirements (Greater than or equal to stated percentage)		Actual
	Adequately Capitalized	Well Capitalized	Rancho	First Community	First Professional	Consolidated
Detailed computations of
Tier 1 leverage capital ratio	4.00%	5.00%	8.66%	7.65%	5.63%	6.36%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.67%	9.71%	10.60%	9.02%
Total risk-based capital	8.00%	10.00%	11.92%	10.96%	11.90%	10.44%

    On September 8, 2000 the Company issued $8 million of trust preferred securities. These securities are considered Tier I capital. The proceeds from the trust preferred securities were used for the purchase of Professional.

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

    Historically, the overall liquidity of the Banks is based on the core deposit base of the Banks. The Banks have not relied on large denomination time deposits. To meet short-term liquidity needs, the Company has maintained at the Banks what it believes are adequate balances in federal funds sold, interest-bearing deposits in financial institutions and investment securities having maturities of five years or less. On a consolidated basis, liquid assets (cash, federal funds sold and investment securities available-for-sale) as a percent of total deposits were 39.5% and 29.4% as of March 31, 2001 and December 31, 2000, respectively.

    Market risk sensitive instruments are generally defined as on and off balance sheet derivatives and other financial instruments. At December 31, 2000 and March 31, 2001, the Company had no material on or off balance sheet derivatives. The Company's financial instruments include loans receivable, federal funds sold, interest-bearing deposits in financial institutions, FRB and FHLB stock, investment securities, deposits, short-term borrowings, convertible debt and trust preferred securities. At December 31, 2000, the Company had approximately $314 million in interest sensitive assets and approximately $327 million in interest sensitive liabilities. At March 31, 2001, the Company's interest sensitive assets and interest sensitive liabilities totaled approximately $558 million and $563 million, respectively. The increase in interest sensitive assets and interest sensitive liabilities resulted mostly from assets and liabilities acquired in the Professional Merger.

    The yield on interest sensitive assets and the cost of interest sensitive liabilities for the three month period ended March 31, 2001 was 8.47% and 2.14%, respectively, compared to 9.43% and 2.80%, respectively, for the three month period ended December 31, 2000. The decrease in the yield on interest sensitive assets during the quarter is primarily a result of the decrease of interest rates associated with the Federal Reserve interest rate reductions during the quarter. The decrease in the cost of interest sensitive liabilities during the quarter is primarily a result of both the decrease of interest rates associated with the Federal Reserve interest rate reductions during the quarter and high percentage of noninterest-bearing deposits acquired in the Professional Merger.

    The Company's interest sensitive assets and interest sensitive liabilities were reported to have estimated fair values of $307.4 million and $326.2 million, respectively, at December 31, 2000. Because of the floating and short-term nature of its interest sensitive assets and liabilities, management believes that there has been no material change in the difference between the book value of the interest sensitive assets and liabilities and their estimated fair values.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

    See the section titled "Liquidity, Interest Rate Sensitivity and Market Risk" in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II—OTHER INFORMATION

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
10.
First Community Bancorp 2000 Stock Incentive Plan; Form of Incentive Stock Option Agreement, Form of Nonstatutory Stock Option Agreement for directors and Form of Nonstatutory Stock Option agreement for consultants (Exhibit 10.1 of a Form 10-Q filed on August 10, 2000 and incorporated herein by this reference).
10.1	Revolving Credit Agreement and Pledge Agreement and Waiver, dated June 26, 2000 (Exhibit 10.2 of a Form 10-Q filed on August 10, 2000 and incorporated herein by this reference).
10.2	Directors' Deferred Compensation Plan (Exhibit 10.3 of a Form 10-Q filed on August 10, 2000 and incorporated herein by this reference).

10.3
Guarantee Agreement By and Between First Community Bancorp and State Street Bank and Trust Company of Connecticut, National Association Dated as of September 7, 2000 (Exhibit 10.4 of a Form 10-Q filed on November 13, 2000 and incorporated herein by this reference).
10.4
Amended and Restated Declaration of Trust By and Among State Street Bank and Trust Company of Connecticut, National Association as Institutional Trustee, First Community Bancorp, as Sponsor and Mark Christian and Arnold C. Hahn, as Administrators dated September 7, 2000 (Exhibit 10.5 of a Form 10-Q filed on November 13, 2000 and incorporated herein by this reference).
10.5
Indenture between State Street Bank and Trust Company of Connecticut, National Association and First Community Bancorp dated as of September 7, 2000 (Exhibit 10.6 of a Form 10-Q filed on November 13, 2000 and incorporated herein by this reference).
10.7	First Amendment to Revolving Credit Agreement dated January 12, 2001 (Exhibit 10.7 of a Form 10-K filed on March 21, 2001 and incorporated herein by this reference).
10.8	First Community Bancorp Executive Severance Policy (Exhibit 10.8 of a Form 10-K filed on March 21, 2001 and incorporated herein by this reference).
10.9	First Community Bancorp Employee Severance Policy (Exhibit 10.9 of a Form 10-K filed on March 21, 2001 and incorporated herein by this reference).
10.10	Gaines Employment Contract (Exhibit 10.10 of a Form 10-K filed on March 21, 2001 and incorporated herein by this reference).
21.	Subsidiaries of First Community Bancorp (Exhibit 10.10 of a Form 10-K filed on March 21, 2001 and incorporated herein by this reference).

B. Reports on Form 8-K

    On January 31, 2001 the Company filed a current report on Form 8-K disclosing information related to the acquisition of Professional Bancorp, Inc.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY BANCORP
/s/ MATTHEW P. WAGNER Matthew P. Wagner President and Chief Executive Officer
Date: May 11, 2001
/s/ ARNOLD C. HAHN Arnold C. Hahn Executive Vice President, Chief Financial Officer and Assistant Secretary

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
10.
First Community Bancorp 2000 Stock Incentive Plan; Form of Incentive Stock Option Agreement, Form of Nonstatutory Stock Option Agreement for directors and Form of Nonstatutory Stock Option agreement for consultants (Exhibit 10.1 of a Form 10-Q filed on August 10, 2000 and incorporated herein by this reference).
10.1	Revolving Credit Agreement and Pledge Agreement and Waiver, dated June 26, 2000 (Exhibit 10.2 of a Form 10-Q filed on August 10, 2000 and incorporated herein by this reference).
10.2	Directors' Deferred Compensation Plan (Exhibit 10.3 of a Form 10-Q filed on August 10, 2000 and incorporated herein by this reference).
10.3
Guarantee Agreement By and Between First Community Bancorp and State Street Bank and Trust Company of Connecticut, National Association Dated as of September 7, 2000 (Exhibit 10.4 of a Form 10-Q filed on November 13, 2000 and incorporated herein by this reference).
10.4
Amended and Restated Declaration of Trust By and Among State Street Bank and Trust Company of Connecticut, National Association as Institutional Trustee, First Community Bancorp, as Sponsor and Mark Christian and Arnold C. Hahn, as Administrators dated September 7, 2000 (Exhibit 10.5 of a Form 10-Q filed on November 13, 2000 and incorporated herein by this reference).
10.5
Indenture between State Street Bank and Trust Company of Connecticut, National Association and First Community Bancorp dated as of September 7, 2000 (Exhibit 10.6 of a Form 10-Q filed on November 13, 2000 and incorporated herein by this reference).
10.7	First Amendment to Revolving Credit Agreement dated January 12, 2001 (Exhibit 10.7 of a Form 10-K filed on March 21, 2001 and incorporated herein by this reference).
10.8	First Community Bancorp Executive Severance Policy (Exhibit 10.8 of a Form 10-K filed on March 21, 2001 and incorporated herein by this reference).
10.9	First Community Bancorp Employee Severance Policy (Exhibit 10.9 of a Form 10-K filed on March 21, 2001 and incorporated herein by this reference).
10.10	Gaines Employment Contract (Exhibit 10.10 of a Form 10-K filed on March 21, 2001 and incorporated herein by this reference).
21.	Subsidiaries of First Community Bancorp (Exhibit 10.10 of a Form 10-K filed on March 21, 2001 and incorporated herein by this reference).

QuickLinks

TABLE OF CONTENTS
  ITEM 1. Consolidated Financial Statements (unaudited)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2001
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 2. Changes in Securities and Use of Proceeds
  ITEM 3. Defaults Upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 5. Other Information
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX