Form 10-Q
period 2001-06-30
FIRST COMMUNITY BANCORP /CA/
filed 2001-08-10
CIK 1102112

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

    (Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 00-30747

FIRST COMMUNITY BANCORP

(Exact name of registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	33-0885320 (IRS Employer Identification No.)

6110 El Tordo
Rancho Santa Fe, California 92067
(Address of principal executive offices)

Registrant's telephone number: (858) 756-3023

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 2001: 4,609,619 shares of common stock, no par value.

PART I—FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (unaudited)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2001	December 31, 2000
	(In thousands, except per share data)
Assets:
Cash and due from banks	$56,624	$35,752
Federal funds sold	73,327	16,903

Total cash and cash equivalents	129,951	52,655
Interest-bearing deposits in financial institutions	285	495
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	1,536	913
Securities held to maturity (fair value of $13,249,000 at June 30, 2001 and $4,996,000 at December 31, 2000)	13,020	4,972
Securities available-for-sale (amortized cost of $85,105,000 at June 30, 2001 and $40,536,000 at December 31, 2000)	85,717	40,428

Total securities	100,273	46,313
Gross loans	377,037	251,185
Deferred fees and costs	(535)	(633)

Loans, net of deferred fees and costs	376,502	250,552
Allowance for loan losses	(10,424)	(3,930)

Net loans	366,078	246,622
Premises and equipment	5,573	5,027
Other real estate owned, net	654	1,031
Goodwill	4,227	—
Other assets	12,629	6,144

Total Assets	$619,670	$358,287

Liabilities and Shareholders' Equity:
Liabilities:
Noninterest-bearing deposits	$214,148	$114,042
Interest-bearing deposits	344,149	202,896

Total deposits	558,297	316,938
Accrued interest payable and other liabilities	6,960	3,888
Short-term borrowings	7,009	1,689
Convertible debt	673	—
Trust preferred securities	8,000	8,000

Total Liabilities	580,939	330,515
Shareholders' Equity:
Preferred stock; authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value; authorized 15,000,000 shares, issued and outstanding 4,577,119 and 3,971,421 at June 30, 2001 and December 31, 2000, respectively	28,690	20,402
Retained earnings	9,682	7,432
Accumulated other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale, net	359	(62)

Total Shareholders' Equity	38,731	27,772

Total Liabilities and Shareholders' Equity	$619,670	$358,287

Shares outstanding	4,577.1	3,971.4
Book value per share	$8.46	$6.99

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	3 Months Ended June 30,		6 Months Ended June 30,
	2001	2000	2001	2000
	(In thousands, except per share data)
Interest income:
Interest and fees on loans	$7,986	$5,978	$16,648	$11,553
Interest on interest-bearing deposits in financial institutions	7	62	17	167
Interest on investment securities	1,396	703	2,974	1,439
Interest on federal funds sold	1,138	525	2,393	676

Total interest income	10,527	7,268	22,032	13,835
Interest expense:
Interest expense on deposits	2,511	1,930	5,212	3,495
Interest expense on short-term borrowings	112	15	201	53
Interest expense on convertible debt	13	—	24	—
Interest expense on trust preferred securities	218	—	433	—

Total interest expense	2,854	1,945	5,870	3,548

Net interest income	7,673	5,323	16,162	10,287
Provision for loan losses	325	—	639	—

Net interest income after provision for loan losses	7,348	5,323	15,523	10,287
Noninterest income:
Service charges and fees on deposit accounts	567	285	1,118	595
Merchant discount fees	94	34	163	51
Other commissions and fees	285	157	569	312
Gain on sale of loans	64	124	169	179
Other income	90	92	199	136

Total noninterest income	1,100	692	2,218	1,273
Noninterest expense:
Salaries and employee benefits	3,036	1,651	6,509	3,329
Occupancy	719	377	1,449	773
Furniture and equipment	334	236	690	478
Legal expenses	189	75	299	159
Other professional services	575	464	1,256	913
Stationery, supplies and printing	148	90	297	135
FDIC assessment	140	17	284	32
Cost of other real estate owned	2	33	32	33
Advertising	98	95	237	196
Insurance	63	32	142	63
Loss on sale of securities	—	—	—	11
Goodwill amortization	76	—	134	—
Merger costs	—	3,561	—	3,561
Other	542	668	1,194	951

Total noninterest expense	5,922	7,299	12,523	10,634

Income (loss) before income taxes	2,526	(1,284)	5,218	926
Income taxes	1,039	207	2,154	1,125

Net income (loss)	$1,487	$(1,491)	$3,064	$(199)

Per share information:
Number of shares (weighted average)
Basic	4,546.7	3,883.7	4,474.1	3,880.9
Diluted	4,794.3	4,082.6	4,705.6	4,093.5
Income (loss) per share
Basic	$0.33	$(0.38)	$0.68	$(0.05)
Diluted	$0.31	$(0.38)	$0.65	$(0.05)

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	3 Months Ended June 30,		6 Months Ended June 30,
	2001	2000	2001	2000
Net income (loss)	$1,487	$(1,491)	$3,064	$(199)
Other comprehensive income (loss), net of related income taxes:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	58	85	421	(28)
Less reclassifications of realized losses included in income	—	—	—	(3)
	58	85	421	(31)

Comprehensive income (loss)	$1,545	$(1,406)	$3,485	$(230)

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2001	2000
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$3,064	$(199)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	952	492
Provision for loan losses	639	—
Loss on sale of OREO	13	—
Gain on sale of loans	(169)	(179)
Proceeds from loans held for sale	1,500	—
Gain on sale of premises and equipment	(19)	—
Loss (gain) on sale or calls of securities available-for-sale	(17)	11
Decrease (increase) in other assets	969	(1,240)
Increase (decrease) in accrued interest payable and other liabilities	(1,152)	954

Net cash provided by (used in) operating activities	5,780	(161)
Cash flows from investing activities:
Net cash and cash equivalents acquired in acquisition of Professional Bancorp	84,017	—
Net increase in loans outstanding	(22,867)	(17,597)
Net decrease in interest-bearing deposits in financial institutions	535	3,554
Securities held-to-maturity:
Maturities	6,144	4,002
Purchases	—	(2,000)
Securities available-for-sale:
Proceeds from sale	—	1,489
Maturities	31,968	1,624
Purchases	(30,291)	(501)
Net change in FRB and FHLB stock	(208)	159
Proceeds from sale of OREO	518	—
Purchases of premises and equipment, net	(636)	—
Proceeds from sale of premises and equipment	147	(206)

Net cash provided by (used in) investing activities	69,327	(9,476)
Cash flows from financing activities:
Net increase (decrease) in deposits:
Non-interest bearing	(34,686)	12,298
Interest bearing	31,562	23,813
Proceeds from exercise of stock options	807	114
Net increase in short-term borrowings	5,320	815
Cash dividends paid	(814)	(448)

Net cash provided by financing activities	2,189	36,592

Net increase in cash and cash equivalents	77,296	26,955
Cash and cash equivalents at beginning of period	52,655	32,037

Cash and cash equivalents at end of period	$129,951	$58,992

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$4,108	$3,511
Income taxes	—	$1,145
Supplemental disclosure of noncash investing and financing activities:
Transfers from retained earnings to common stock	—	$341

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED

Supplemental Disclosure of Acquisition of Professional Bancorp (In Thousands)

2001
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

$16,330

See "Notes to Unaudited Condensed Consolidated Financial Statements."

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001

NOTE 1—BASIS OF PRESENTATION

    First Community Bancorp (the "Company") is the holding company for Rancho Santa Fe National Bank ("Rancho"), First Professional Bank, N.A. ("First Professional") and First Community Bank of the Desert ("First Community" and together with Rancho and First Professional, the "Banks"). The unaudited condensed consolidated financial statements of the Company included herein reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. Certain reclassifications have been made to the unaudited condensed consolidated financial statements for 2000 to conform to the 2001 presentation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

Professional Bancorp Acquisition

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

First Charter Acquisition

    On May 22, 2001 the Company announced the signing of a definitive merger agreement (the "Agreement") to acquire all of the outstanding common and convertible preferred stock of First Charter Bank, N.A. ("First Charter").

    The Agreement provides that the fully diluted outstanding common shares of First Charter will be exchanged for shares of common stock of the Company. First Charter common and preferred shareholders will receive a total of 710,000 shares in the Company, which, valued at the $19.10 closing price of Company common stock on May 22, 2001, would equally approximately $13.6 million. As a result of the restructuring of First Charter in 1996, the preferred shareholders of First Charter will receive approximately 97% of this consideration on a fully diluted and as converted basis. The Agreement calls for the shares issued to be at an exchange ratio of 0.008635 with a termination clause subject to First Community's share price dropping 20% and dropping 20% below an agreed upon bank index. First Charter has issued to the Company a stock option exercisable under certain circumstances for newly issued shares of First Charter equal to 19.9% of First Charter's fully diluted outstanding common shares.

    The transaction is expected to close in the fourth quarter of the year and will be accounted for using pooling-of-interests accounting.

NOTE 3—NET INCOME (LOSS) PER SHARE

    The following is a summary of the calculation of basic and diluted net income (loss) per share for the three- and six-month periods ended June 30, 2001 and 2000:

	3 Months Ended June 30,		6 Months Ended June 30,
	2001	2000	2001	2000
	(In thousands, except per share data)
Net income (loss)	$1,487	$(1,491)	$3,064	$(199)

Weighted average shares outstanding	4,546.7	3,883.7	4,474.1	3,880.9

Basic net income (loss) per share	$0.33	$(0.38)	$0.68	$(0.05)

Weighted average shares outstanding	4,546.7	3,883.7	4,474.1	3,880.9
Effect of dilutive stock options and warrants	247.6	198.9	231.5	212.6

Diluted shares outstanding	4,794.3	4,082.6	4,705.6	4,093.5

Diluted net income (loss) per share	$0.31	$(0.38)	$0.65	$(0.05)

NOTE 4—LONG-TERM DEBT

Trust Preferred Securities

    In September 2000 the Company issued $8,000,000 of trust preferred securities bearing a fixed interest rate of 10.60% and maturing in thirty years. This security is considered tier 1 capital for regulatory purposes. These instruments were issued to fund part of the Professional Merger.

Convertible Debt

    The Company acquired $679,000 of convertible debt in the Professional Merger. Approximately $6,000 was converted during the six month period ended June 30, 2001. The interest rate on this debt was 8.0% through March 1, 2001 and will be 6.26% for the remainder of 2001. Each $23.088 of principal is convertible into one share of Company Common Stock.

NOTE 5—PRO FORMA INFORMATION FOR PURCHASE ACQUISITIONS

    On January 16, 2001 the Company acquired Professional Bancorp, Inc. ("Professional") and its wholly-owned subsidiary, First Professional Bank, N.A. ("First Professional").

    The following table presents unaudited results for the three and six months ended June 30, 2001 and pro forma results of operations of the Company for the three and six months ended June 30, 2000 and 1999 as if the acquisition of Professional had been effective at the beginning of 2000. The unaudited pro forma combined summary of operations is intended for informational purposes only and is not necessarily indicative of the future operating results of the Company or operating results that would have occurred had this acquisition been in effect for all the periods presented.

	3 Months Ended June 30,		6 Months Ended June 30,
	2001	Pro Forma 2000	2001	Pro Forma 2000
	(In thousands, except per share information)
Interest income	$10,527	$11,971	$22,032	$23,598
Interest expense	2,854	3,018	5,870	5,842

Net interest income	7,673	8,953	16,162	17,756
Provision for loan losses	325	650	639	1,743

Net interest income after provision for loan losses	7,348	8,303	15,523	16,013
Noninterest income	1,100	1,168	2,218	2,199
Noninterest expense	5,922	11,086	12,523	17,889

Income (loss) before income taxes	2,526	(1,615)	5,218	323
Income taxes (benefit)	1,039	118	2,154	947

Net income (loss)	$1,487	$(1,733)	$3,064	$(624)

Net income (loss) per share:
Basic	$0.33	$(0.39)	$0.68	$(0.14)
Diluted	$0.31	$(0.39)	$0.65	$(0.14)
Weighted average shares outstanding:
Basic	4,546.7	4,388.4	4,474.1	4,385.6
Diluted	4,794.3	4,587.3	4,705.6	4,598.2

NOTE 6—IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets, which supersedes APB Opinion 17, Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. As permitted by Statement 142, the Company plans to adopt the new standard in the first quarter of the fiscal year 2002. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments and/or impairment adjustments by the end of the first interim period after adoption. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. Beginning on January 1, 2002, amortization of goodwill and intangibles with indefinite lives will cease. We are currently evaluating the impact that adopting the provisions of Statement 142 will have on our results of operations and financial position.

    In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. Although it replaces FASB Statement No. 125, it carries over most of Statement 125's provisions without reconsideration. The accounting provisions are effective for fiscal years beginning after March 15, 2001. The reclassification and disclosure provisions are effective for fiscal years beginning after December 15, 2000. It is not anticipated that the financial impact of this statement will have a material effect on the Company.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement

    This Quarterly Report on Form 10-Q includes forward-looking information, which is subject to the "safe harbor" created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When the Company uses or incorporates by reference in this Quarterly Report on Form 10-Q (the "Quarterly Report") the words "anticipate," "estimate," "expect," "project," "intend," "commit," "believe" and similar expressions, the Company intends to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including those described in this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed. Such risks and uncertainties include, but are not limited to, the following factors:

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

Overview

    The following tables and data set forth certain statistical information relating to the Company as of June 30, 2001, and for the three- and six-month periods ended June 30, 2001 and June 30, 2000. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto as of June 30, 2001, included herein, and the consolidated financial statements and notes thereto included in the Company's financial statements filed on Form 10-K for the year ended December 31, 2000.

    Since December 31, 2000, the Company's total assets have increased by approximately $261.4 million, or 73.0%. Of this increase in assets, approximately $257.0 million relates to assets acquired in the Professional Merger. The major components of the approximately $4.4 million increase in assets, before the assets acquired in the Professional Merger, are a decrease of approximately $4.8 million in federal funds sold, a decrease in cash of approximately $1.9 million, a decrease of approximately $7.1 million in securities and an increase in net loans of approximately $20.7 million.

    Since December 31, 2000, the Company's total deposits have increased by approximately $241.4 million. Of this increase in deposits, approximately $244.5 million relates to deposits acquired in the Professional Merger. Before the increase in deposits acquired as a result of the Professional Merger deposits decreased approximately $3.1 million from December 31, 2000. Short-term borrowings increased by approximately $5.3 million from December 31, 2000.

    On September 8, 2000 the Company issued $8 million of trust preferred securities. These securities are considered Tier I capital. The Company also acquired $679,000 of convertible debt in the Professional Merger. Approximately $6,000 was converted during the six month period ended June 30, 2001.

    Consolidated operating income (net income before goodwill amortization and after-tax merger costs) for the three months ended June 30, 2001 was $1,563,000 or $0.33 per diluted share. This compares with consolidated operating income of $1,307,000 or $0.32 per diluted share, for the three months ended June 30, 2000, a growth of approximately 1.8%.

    Consolidated net income, including goodwill amortization of $76,000, for the three months ended June 30, 2001 was $1,487,000 or $0.31 per diluted share. This compares with a net loss, including after-tax merger costs of $2,798,000, of $1,491,000 or $0.38 per diluted share, for the three months ended June 30, 2000.

    Consolidated operating income (net income before goodwill amortization and after-tax merger costs) for the six months ended June 30, 2001 was $3,198,000 or $0.68 per diluted share. This compares with consolidated operating income of $2,599,000 or $0.63 per diluted share, for the six months ended June 30, 2000, a growth of approximately 7.0%.

    Consolidated net income, including goodwill amortization of $134,000, for the six months ended June 30, 2001 was $3,064,000 or $0.65 per diluted share. This compares with a net loss, including after-tax merger costs of $2,798,000, of $199,000 or $0.05 per diluted share, for the six months ended June 30, 2000.

    On July 19, 2001 the Company Board of Directors approved a quarterly dividend of $0.09 per common share which is payable on August 31, 2001 to shareholders of record on August 15, 2001.

Results of Operations

    Operating Income.  The Company defines operating income as net income before goodwill amortization and after-tax merger costs. After-tax merger costs were $2,798,000 for the three and six-month periods ended June 30, 2000. There were no merger costs in the three or six-month periods ended June 30, 2001. The Company's operating return on average assets was 0.99% in the second quarter of 2001 versus 1.55% in the second quarter of 2000. The Company's operating return on average assets was 1.03% in first six months of 2001 versus 1.60% in the first six months of 2000. These decreases were due to a substantial growth in average assets as a result of the Professional Merger with a moderate growth in net operating income between the two periods. The operating efficiency ratio increased from 62.1% in the second quarter of 2000 to 66.6% in the second quarter of 2001. Operating revenues grew 45.9% from the second quarter of 2000 to the second quarter of 2001 while operating expense grew 56.4% during the same period. The operating efficiency ratio increased from 61.2% in the first six months of 2000 to 67.4% in the first six months of 2001. Operating revenues grew 59.0% from the first six months of 2000 to the first six months of 2001 while operating expense grew 75.2% during the same period. The changes in the operating profitability ratios were a result of several factors: The Company incurred expenses as it developed the infrastructure to smoothly absorb Professional Bancorp; the loan to deposit ratio at First Professional is substantially lower than the other two banks, resulting in a lower net interest margin; and the interest rate reductions implemented by the Federal Reserve Bank in the first half of 2001 negatively impact the Company's yield on earning assets. The Company is working on various efficiency and revenue initiatives that are now possible as a result of the First Community Merger and the Professional Merger.

RESULTS OF OPERATIONS

	3 Months Ended June 30,		6 Months Ended June 30,
	2001	2000	2001	2000
Per share information:
Number of shares (weighted average, in thousands)	4,546.7	3,883.7	4,474.1	3,880.9
Diluted shares (weighted average, in thousands)	4,794.3	4,082.6	4,705.6	4,093.5
Basic income (loss) per share	$0.33	$(0.38)	$0.68	$(0.05)
Diluted income (loss) per share	$0.31	$(0.38)	$0.65	$(0.05)
Per share information before after-tax merger costs and goodwill amortization:
Basic income per share	$0.34	$0.34	$0.71	$0.67
Diluted income per share	$0.33	$0.32	$0.68	$0.63
Profitability measures before after-tax merger costs and goodwill amortization:
Return on average assets	0.99%	1.55%	1.03%	1.60%
Return on average equity	16.6%	20.2%	17.7%	19.9%
Efficiency ratio	66.6%	62.1%	67.4%	61.2%
Adjustments to net income (loss) (in thousands):
Net income	$1,487	$(1,491)	$3,064	$(199)
Goodwill amortization	76	—	134	—
Merger costs	—	3,561	—	3,561
Tax benefits	—	763	—	763

After-tax merger costs	—	2,798	—	2,798

Operating income	$1,563	$1,307	$3,198	$2,599

Operating revenues (in thousands):
Net interest income	$7,673	$5,323	$16,162	$10,287
Noninterest income	1,100	692	2,218	1,273

Operating revenues	$8,773	$6,015	$18,380	$11,560

Adjustments to expenses (in thousands):
Noninterest expense	$5,922	$7,299	$12,523	$10,634
Goodwill amortization	(76)	—	(134)	—
Merger costs	—	(3,561)	—	(3,561)

Operating expenses	$5,846	$3,738	$12,389	$7,073

    Income for the Company is dependent on loan growth, controlling costs and continual efforts to prevent any unexpected loan losses that would require additions to the allowance for loan losses ("ALL"). The Company believes that the demand for loans has increased in the Company's primary market areas due to the growth in the Southern California economy along with the ability of the Company's customers to participate in that growth. However, the perceived increase in the demand for loans is tempered by the highly competitive banking marketplace and the Company's desire to maintain strong credit quality standards. In spite of these factors, the Company's business development efforts resulted in an increase in loans since December 31, 2000. After allowing for the $110.6 million of loans, net of deferred fees and costs, acquired in the Professional Merger, loans, net of deferred fees and costs, have grown approximately $15.4 million since December 31, 2000, a growth of approximately 6.1%. This increase is after loan charge offs related to First Professional of approximately $4.8 million. As a result of the increase in gross loans of 50.1%, including loans acquired in the First Professional

Merger, and the approximate 76.2% increase in deposits, the Company's loan-to-deposit ratio, has decreased from 79.1% as of December 31, 2000, to 67.4% as of June 30, 2001.

    Net Interest Income.  Net interest income is the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. The following tables provide information concerning average interest-earning assets and interest-bearing liabilities and yields and rates thereon for the three and six months ended June 30, 2000 and June 30, 2000. Nonaccrual loans are included in the average earning assets amounts.

UNAUDITED AVERAGE BALANCE SHEETS

	3 Months Ended June 30,		6 Months Ended June 30,
	2001	2000	2001	2000
	(In thousands)
Average Assets:
Loans, net of deferred fees and costs	$367,149	$222,041	$362,920	$219,892
Investment securities	92,023	46,795	96,503	48,035
Federal funds sold	106,829	34,492	98,865	22,524
Interest-bearing deposits in financial institutions	176	5,107	308	6,125

Average earning assets	566,177	308,435	558,596	296,576
Other assets	66,531	30,358	64,515	29,995

Average total assets	$632,708	$338,793	$623,111	$326,571

Average Liabilities and Shareholders' Equity:
Average Liabilities:
Noninterest-bearing deposits	$223,844	$104,102	$227,246	$101,337
Time deposits of $100,000 or more	53,199	19,727	52,728	25,483
Other interest-bearing deposits	286,229	186,141	279,968	169,836

Average deposits	563,272	309,970	559,942	296,656
Other interest-bearing liabilities	14,953	1,288	14,369	1,991
Other liabilities	16,729	1,486	12,434	1,734

Average liabilities	594,954	312,744	586,745	300,381
Average equity	37,754	26,049	36,366	26,190

Average liabilities and shareholders' equity	$632,708	$338,793	$623,111	$326,571

Yield Analysis:
(Dollars in thousands)
Average earning assets	$566,177	$308,435	$558,596	$296,576
Yield	7.46%	9.48%	7.95%	9.36%
Average interest-bearing deposits	$339,428	$205,868	$332,696	$195,319
Cost	2.97%	3.77%	3.16%	3.59%
Average deposits	$563,272	$309,970	$559,942	$296,656
Cost	1.79%	2.50%	1.88%	2.36%
Average interest-bearing liabilities	$354,381	$207,156	$347,065	$197,310
Cost	3.23%	3.78%	3.41%	3.61%
Interest spread	4.23%	5.70%	4.54%	5.75%
Net interest margin	5.44%	6.94%	5.83%	6.96%
Average interest sensitive liabilities	578,225	311,258	574,311	298,647
Cost	1.98%	2.51%	2.06%	2.38%

    Three month periods ended June 30, 2001 and June 30, 2000:

    Interest income increased by approximately $3.3 million from $7.3 million for the second quarter of 2000 to $10.5 million for the same period of 2001. The increase in interest income was due largely to the increase of approximately $257.7 million in average earning assets. This increase in average earnings assets was mostly a result of the earning assets acquired in the Professional Merger. During this same period the yield on earning assets decreased from 9.48% to 7.46%, a reduction of 202 basis points. The Federal Reserve lowered interest rates three times during this period and since a substantial portion of the Company's earning assets reprice with the general level of interest rates, the yield on the Company's earning assets declined significantly.

    Interest expense increased by approximately $0.9 million from $1.9 million for the second quarter of 2000 to $2.9 million for the same period of 2001. This increase is due mostly to the increase in average interest-bearing liabilities from $207.2 million to $354.4 million. This increase in average interest-bearing liabilities was mostly as a result of interest-bearing liabilities acquired in the Professional Merger. The cost of interest-bearing liabilities decreased from 3.78% to 3.23% over the same periods of time as a result of a decrease in the cost of interest-bearing deposits partially offset by (i) customers shifting deposits to higher costing deposits; (ii) the lag of deposit repricing versus asset repricing; and (iii) the addition of higher costing interest-bearing liabilities such as the trust preferred securities and the revolving line of credit.

    Six month periods ended June 30, 2001 and June 30, 2000:

    Interest income increased by approximately $8.2 million from $13.8 million for the first six months of 2000 to $22.0 million for the same period of 2001. The increase in interest income was due largely to the increase of approximately $262.0 million in average earning assets. This increase in average earnings assets was mostly a result of the earning assets acquired in the Professional Merger. During this same period the yield on earning assets decreased from 9.36% to 7.95%, a reduction of 141 basis points. The Federal Reserve lowered interest rates six times during this period and since a substantial portion of the Company's earning assets reprice with the general level of interest rates, the yield on the Company's earning assets declined significantly.

    Interest expense increased by approximately $2.3 million from $3.5 million for the first six months of 2000 to $5.9 million for the same period of 2001. This increase is due mostly to the increase in average interest-bearing liabilities from $197.3 million to $347.1 million. This increase in average interest-bearing liabilities was mostly as a result of liabilities acquired in the Professional Merger. The cost of interest-bearing liabilities decreased from 3.61% to 3.41% over the same periods of time as a result of a decrease in the cost of interest-bearing deposits partially offset by (i) customers shifting deposits to higher costing deposits; (ii) the lag of deposit repricing versus asset repricing; and (iii) the addition of higher costing interest-bearing liabilities such as the trust preferred securities and the revolving line of credit.

  Noninterest Income.

    The following table sets forth the details of noninterest income for the three months ended June 30, 2001 and June 30, 2000. Due to the fact that the Professional Merger was accounted for using the purchase method of accounting, Professional Bancorp noninterest income is not included in the three-month periods ended June 30, 2000. The pro forma column below includes the unaudited Professional Bancorp noninterest income for that period. Comparisons are then performed on a pro forma basis with the 2001 amounts:

	3 Months Ended June 30,
	2001 Company	2000 Company	2000 Professional	2000 Pro Forma	Increase (Decrease)
	(In thousands)
Noninterest income:
Service charges and fees on deposit accounts	$567	$285	$234	$519	$48
Merchant discount fees	94	34	71	105	(11)
Other commissions and fees	285	157	3	160	125
Gain on sale of loans	64	124	—	124	(60)
Other income	90	92	168	260	(170)

Total noninterest income	$1,100	$692	$476	$1,168	$(68)

    Total noninterest income decreased by approximately $68,000 from $1,168,000 on a pro forma basis to $1,100,000, or approximately (5.8%), from the three months ended June 30, 2000 to the three months ended June 30, 2001. There was a change in the mix of noninterest income. Other commissions and fees increased by approximately $125,000 due to commissions on various referral arrangements and servicing of SBA loans. Other income includes ATM fees, debit card fees and several other miscellaneous categories. Other income decreased by approximately $170,000 due to decreases in many of these areas. Gain on sale of loans decreased by approximately $60,000 due mainly to a decrease in SBA loan activity in the 2001 period. In addition the funding and sale of SBA loans does not occur smoothly over the year.

    The following table sets forth the details of noninterest income for the six months ended June 30, 2001 and June 30, 2000. Due to the fact that the Professional Merger was accounted for using the purchase method of accounting, Professional Bancorp noninterest income is not included in the six-month periods ended June 30, 2000. The pro forma column below includes the unaudited Professional Bancorp noninterest income for that period. Comparisons are then performed on a pro forma basis with the 2001 amounts:

	6 Months Ended June 30,
	2001 Company	2000 Company	2000 Professional	2000 Pro Forma	Increase (Decrease)
	(In thousands)
Noninterest income:
Service charges and fees on deposit accounts	$1,118	$595	$469	$1,064	$54
Merchant discount fees	163	51	143	194	(31)
Other commissions and fees	569	312	8	320	249
Gain on sale of loans	169	179	—	179	(10)
Other income	199	136	306	442	(243)

Total noninterest income	$2,218	$1,273	$926	$2,199	$19

    Total noninterest income increased by approximately $19,000 from $2,199,000 on a pro forma basis to $2,218,000, or approximately 0.9%, from the six months ended June 30, 2000 to the six months ended June 30, 2001. There was a change in the mix of noninterest income. Other commissions and fees increased by approximately $249,000 due to various referral arrangements and SBA servicing fees. Other income includes ATM fees, debit card fees and several other miscellaneous categories. Other income decreased by approximately $243,000 due to decreases in many of these areas.

  Noninterest Expense.

    The following table sets forth the details of noninterest expense for the three months ended June 30, 2001 and June 30, 2000. Due to the fact that the Professional Merger was accounted for using the purchase method of accounting, Professional Bancorp noninterest expense is not included in the three month period ended June 30, 2000. The pro forma column below includes the unaudited Professional Bancorp noninterest expense for that period. Comparisons are then done on a pro forma basis with the 2001 amounts:

	3 Months Ended June 30,
	2001 Company	2000 Company	2000 Professional	2000 Pro Forma	Increase (Decrease)
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$3,036	$1,651	$1,960	$3,611	$(575)
Occupancy	719	377	366	743	(24)
Furniture and equipment	334	236	79	315	19
Legal expenses	189	75	297	372	(183)
Other professional services	575	464	359	823	(248)
Stationery, supplies and printing	148	90	61	151	(3)
FDIC assessment	140	17	30	47	93
Cost of other real estate owned	2	33	—	33	(31)
Advertising	98	95	11	106	(8)
Insurance	63	32	83	115	(52)
Other	542	668	469	1,137	(595)

Operating expense	5,846	3,738	3,715	7,453	(1,607)
Merger costs	—	3,561	—	3,561	(3,561)
Goodwill amortization	76	—	—	—	76

Total noninterest expense	$5,922	$7,299	$3,715	$11,014	$(5,092)

    Total operating expense (noninterest expenses before the amortization of goodwill and merger costs) decreased approximately $1,607,000 from $7,453,000, on a pro forma basis, to $5,846,000, or (21.6%), from the three months ended June 30, 2000 to the three months ended June 30, 2001. The decrease in almost all categories of expense is primarily a result of the efficiencies associated with the consolidation of functions, partially offset by the increased level of economic activity in the Company's markets and the Company's response to this increased level of customers and customer activity. The decline in legal expenses and other professional services expense is a result of less activity related to working out troubled loans. The increase in FDIC assessment is a result of First Professional's regulatory rating. The merger costs in the 2000 period relate to the First Community Acquisition.

    The following table sets forth the details of noninterest expense for the six months ended June 30, 2001 and June 30, 2000. Due to the fact that the Professional Merger was accounted for using the purchase method of accounting, Professional Bancorp noninterest expense is not included in the six-month period ended June 30, 2000. The pro forma column below includes the unaudited

Professional Bancorp noninterest expense for that period. Comparisons are then done on a pro forma basis with the 2001 amounts:

	6 Months Ended June 30,
	2001 Company	2000 Company	2000 Professional	2000 Pro Forma	Increase (Decrease)
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$6,509	$3,329	$3,791	$7,120	$(611)
Occupancy	1,449	773	733	1,506	(57)
Furniture and equipment	690	478	283	761	(71)
Legal expenses	299	159	427	586	(287)
Other professional services	1,256	913	752	1,665	(409)
Stationery, supplies and printing	297	135	113	248	49
FDIC assessment	284	32	59	91	193
Cost of other real estate owned	32	33	—	33	(1)
Advertising	237	196	24	220	17
Insurance	142	63	111	174	(32)
Loss on sale of securities	—	11	—	11	(11)
Other	1,194	951	818	1,769	(575)

Operating expense	12,389	7,073	7,111	14,184	(1,795)
Merger costs	—	3,561	—	3,561	(3,561)
Goodwill amortization	134	—	—	—	134

Total noninterest expense	$12,523	$10,634	$7,111	$17,745	$(5,222)

    Total operating expense (noninterest expenses before the amortization of goodwill) decreased approximately $1,795,000 from $14,184,000, on a pro forma basis, to $12,389,000, or (12.7%), from the six months ended June 30, 2000 to the six months ended June 30, 2001. The decrease in almost all categories of expense is primarily a result of the efficiencies associated with the consolidation of functions, partially offset by the increased level of economic activity in the Company's markets and the Company's response to this increased level of customers and customer activity. The decline in legal expenses and other professional services expense is a result of less activity related to working out troubled loans. The increase in FDIC assessment is a result of First Professional's regulatory rating. The merger costs in the 2000 period relate to the First Community Acquisition.

    The efficiency ratio (operating expense divided by net interest income plus noninterest income) is a measure of how effective the Company is at using its expense dollars. A lower or declining ratio indicates improving efficiency. The increase in the efficiency ratio from 62.1% in the second quarter of 2000 to 66.6% in the second quarter of 2001 is mostly a result of building the infrastructure to absorb Professional Bancorp, the decline in the net interest margin and the operation consolidations related to the Professional Merger which will not be fully implemented until the second half of 2001.

    Income Taxes.  The Company's normal effective income tax rate is approximately 42.0%, representing a blend of the statutory Federal income tax rate of 35.0% and the California income tax rate of 10.84%. Due to the non deductibility of goodwill and certain merger costs, the Company's actual effective income tax rates were 41.1% and (16.1%)% for the three months ended June 30, 2001 and 2000, respectively, and 41.3% and 121.5% for the six months ended June 30, 2001 and 2000, respectively.

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

CREDIT QUALITY MEASURES

    The following table shows the historical trends in nonperforming assets and key credit quality statistics for the Company:

	As of or for the Periods Ending
	3 Months 3/31/00	6 Months 6/30/00	9 Months 9/30/00	Year 12/31/00	3 Months 3/31/01	6 Months 6/30/01
	(Dollars in thousands)
Loans past due 90 days or more and still accruing	$—	$218	$3	$—	$250	$—
Nonaccrual loans and leases	442	2,268	2,650	2,271	11,340	11,225
Other real estate owned	1,315	1,315	1,315	1,031	654	654

Nonperforming assets	$1,757	$3,801	$3,968	$3,302	$12,244	$11,879

Impaired loans, gross	$434	$2,268	$2,650	$2,271	$11,340	$11,225
Allocated allowance for loan losses	(201)	(574)	(456)	(368)	(3,161)	(3,026)

Net investment in impaired loans	$233	$1,694	$2,194	$1,903	$8,179	$8,199

Charged off loans year-to-date (normalized)	$15	$92	$361	$708	$119	$1,798
Recoveries year-to-date	(42)	(54)	(70)	(93)	(182)	(618)

Net charge offs (recoveries)	$(27)	$38	$291	$615	$(63)	$1,180

Allowance for loan losses to loans, net of deferred fees and costs	1.82%	1.78%	1.64%	1.57%	3.12%	2.77%
Allowance for loan losses to nonaccrual loans and leases	916.7%	175.8%	147.7%	173.1%	98.9%	92.9%
Nonperforming assets to loans and OREO	0.79%	1.69%	1.65%	1.31%	3.40%	3.15%
Annualized net charge offs (recoveries) to average loans (normalized)	(0.05)%	0.03%	0.17%	0.27%	(0.07)%	0.66%
Nonaccrual loans to loans, net of deferred fees and costs	0.20%	1.01%	1.11%	0.91%	3.16%	2.98%
Allowance for loan losses to nonperforming assets	230.6%	104.9%	98.6%	119.0%	91.6%	87.8%
Loans, net of deferred fees and costs	$222,342	$223,840	$239,015	$250,552	$359,393	$376,502
Allowance	4,052	3,987	3,914	3,930	11,215	10,424
Average loans	217,743	219,892	223,253	228,638	358,644	362,920

    With the Professional Merger nonaccrual loans increased during the quarter ended March 31, 2001 by $9,069,000 from 0.91% to 3.16% of gross outstanding loans. This ratio declined to 2.98% at June 30, 2001. As of March 31, 2001, $9,323,000 of the nonaccrual loans were at First Professional. Nonaccrual loans declined slightly in the quarter ended June 30, 2001. At June 30, 2001 $7,503,000 of the nonaccrual loans are at First Professional. The Allowance for Loan Losses at June 30, 2001 of $10,424,000 represents 92.9% of nonaccrual loans and has been deemed by management to be adequate to cover any shortfall that may occur upon disposition of the collateral along with the remaining nonaccrual loans.

    Net charge offs for second quarter of 2001 were $1,243,000 ($1,279,000 of net charge offs were at First Professional). Normalized net charge offs for the six-month period were $1,180,000. This represents 0.66% of average loans for the six-month period ended June 30, 2001. In addition to the $1,798,000 of charge offs through June 30, 2001, $4,805,000 of First Professional loans were also charged off during the first quarter in a one-time charge associated with the Professional Merger.

    Loans past due 90 days and still accruing represent loans which are past due 90 days or more as to interest or principal, but not included in the nonaccrual or restructured categories. All loans in this category are well-secured and in the process of collection or renewal.

    As of June 30, 2001, the Company had approximately $11,225,000 of loans which were considered impaired, all of which were on nonaccrual status, compared to $2,271,000 at December 31, 2000. Of the loans considered impaired, $7,503,000 of these loans were acquired as part of the Professional Merger. The ALL at June 30, 2001 includes allocated allowances of approximately $3,026,000 established for certain impaired loans. Nonperforming assets increased approximately $8,577,000 from $3,302,000 at December 31, 2000, to $11,879,000 at June 30, 2001. This increase is mostly a result of nonaccrual loans increasing $8,954,000 to $11,225,000 due primarily to nonaccrual loans acquired as part of the Professional Merger. During the three month period ended June 30, 2001, nonaccrual loans declined approximately $115,000. During the three month period ended March 31, 2001 the Company sold approximately $531,000 of other real estate and added approximately $154,000 of other real estate.

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

    The percentage of ALL to gross loans, net of deferred fees and costs, was 2.77% at June 30, 2001, down from 3.12% at March 31, 2001, but an increase from 1.57% at December 31, 2000. The increase in the percentage in the first quarter of 2001 is almost entirely a result of the ALL acquired in the merger of Professional into the Company. Nonaccrual loans increased by $9,069,000 during the quarter ended March 31, 2001, from 0.91% to 3.16% of loans, net of deferred fees and costs. At June 30, 2001 this percentage declined to 2.98%. Net OREO remained flat at $654,000 during the second quarter of 2001. Total nonperforming assets increased by $8,942,000 during the first quarter of 2001, increasing from 1.31% to 3.40% of total loans and OREO at December 31, 2000 and March 31, 2001, respectively. Nonperforming assets declined by $365,000 during the quarter ended June 30, 2001 resulting in a ratio of 3.15%. The Company had net charge offs of $1,243,000 during the three months ended June 30, 2001 represented by charge offs of $1,679,000 and recoveries of $436,000 during the period. The allowance for loan losses increased by $7,285,000 from $3,930,000 at December 31, 2000 to $11,215,000 at March 31, 2001 and declined to $10,424,000 at June 30, 2001. The allowance as a percentage of nonperforming assets decreased from 91.6% at March 31, 2001 to 87.8% at June 30, 2001 mainly due to the decline in the ALL. Management believes that the allowance for loan losses at June 30, 2001 is adequate based on the Company's quarterly migration analysis of loan losses, improved economic conditions and continued adherence to established credit policies.

    Regulatory Matters.  The regulatory capital guidelines as well as the actual regulatory capital ratios for Rancho, First Community and the Company on a consolidated basis as of June 30, 2001, are as follows:

	Regulatory Requirements (Greater than or equal to stated percentage)		Actual
	Adequately Capitalized	Well Capitalized	Rancho	First Community	First Professional	Consolidated
Detailed computations of
Tier 1 leverage capital ratio	4.00%	5.00%	8.92%	7.30%	5.95%	6.54%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.54%	9.44%	11.56%	9.43%
Total risk-based capital	8.00%	10.00%	11.79%	10.70%	12.86%	10.85%

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

    Historically, the overall liquidity of the Banks is based on the core deposit base of the Banks. The Banks have not relied on large denomination time deposits. To meet short-term liquidity needs, the Company has maintained at the Banks what it believes are adequate balances in federal funds sold, interest-bearing deposits in financial institutions and investment securities having maturities of five years or less. On a consolidated basis, liquid assets (cash, federal funds sold and investment securities available-for-sale) as a percent of total deposits were 38.6% and 29.4% as of June 30, 2001 and December 31, 2000, respectively.

    Market risk sensitive instruments are generally defined as on and off balance sheet derivatives and other financial instruments. At December 31, 2000 and June 30, 2001, the Company had no material on or off balance sheet derivatives. The Company's financial instruments include loans receivable, federal funds sold, interest-bearing deposits in financial institutions, FRB and FHLB stock, investment securities, deposits, short-term borrowings, convertible debt and trust preferred securities. At December 31, 2000, the Company had approximately $314 million in interest sensitive assets and approximately $327 million in interest sensitive liabilities. At June 30, 2001, the Company's interest sensitive assets and interest sensitive liabilities totaled approximately $550 million and $574 million, respectively. The increase in interest sensitive assets and interest sensitive liabilities resulted mostly from assets and liabilities acquired in the Professional Merger.

    The yield on interest sensitive assets and the cost of interest sensitive liabilities for the three month period ended June 30, 2001 was 7.46% and 1.98%, respectively, compared to 9.43% and 2.80%, respectively, for the three month period ended December 31, 2000. The decrease in the yield on interest sensitive assets during the quarter is primarily a result of the decrease of interest rates associated with the Federal Reserve interest rate reductions during the first six months of 2001. The decrease in the cost of interest sensitive liabilities during the quarter is primarily a result of both the decrease of interest rates associated with the Federal Reserve interest rate reductions during the quarter and high percentage of noninterest-bearing deposits acquired in the Professional Merger.

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

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

    Information concerning our exposure to market risk, which has remained relatively unchanged from December 31, 2000, is incorporated by reference from the text under the caption "Qualitative and Quantitative Disclosure About Market Risk" in the Form 10-K for the year ended December 31, 2000. In addition, see the section titled "Liquidity, Interest Rate Sensitivity and Market Risk" in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

    None

ITEM 2. Changes in Securities and Use of Proceeds

    None

ITEM 3. Defaults Upon Senior Securities

    None

ITEM 4. Submission of Matters to a Vote of Security Holders

    On May 21, 2001 the Company had its Annual Meeting of shareholders. There were 4,505,158 shares eligible to vote. Of these shares, 4,092,263 shares were represented by proxy at the meeting. The meeting was held for the following purposes:

     1. To elect ten (10) members of the Board of Directors who shall hold office until the next annual meeting of shareholders and thereafter until their successors are duly elected and qualified.

Director	Votes For	Votes Against
Harold W. Clark	4,082,271	9,992
Stephen Dunn	4,082,721	9,542
John M. Eggemeyer, III	4,082,721	9,542
Barry C. Fitzpatrick	4,082,719	9,544
Robert E. Herrmann	4,082,269	9,994
Robert A. Schoellhorn	4,082,271	9,992
Robert A. Stine	4,082,271	9,992
Matthew P. Wagner	4,082,721	9,542
Dale E. Walter	4,082,721	9,542
David S. Williams	4,082,721	9,542

     2. To approve an amendment to the Company's 2000 Stock Option Plan to increase the number of shares subject to the Plan from 780,000 to 1,075,079 shares.

For	Against	Abstain	Broker Non-Vote
3,284,866	52,387	73,590	681,420

     3. To consider and act upon such other business and matters or proposals as may properly come before the Annual Meeting or any adjournment or adjournments thereof.

For	Against	Abstain	Broker Non-Vote
3,433,017	565,636	93,610	0

    Other than adjournment, there were no other matters or proposals that came before the Annual Meeting.

ITEM 5. Other Information

    None

ITEM 6. Exhibits and Reports on Form 8-K

A.  Exhibits

Exhibit Number	Description
2.1	Third Amended and Restated Agreement and Plan of Merger, dated as of October 22, 1999, by and among Rancho Santa Fe National Bank, First Community Bancorp and First Community Bank of the Desert (Appendix A to Registration Statement No. 333-93827 filed on Form S-4/A on May 5, 2000 and incorporated herein by this reference).
2.2	Agreement and Plan of Merger, dated as of August 7, 2000, by and between First Community Bancorp and Professional Bancorp, Inc. (Annex A to Registration Statement No. 333-47242 filed on Form S-4/A on November 16, 2000 and incorporated herein by this reference).
2.3	Agreement and Plan of Merger, dated as of May 22, 2001, by and between First Community Bancorp and First Charter Bank, N.A. (Appendix A of Registration Statement No. 333-65582 filed on Form S-4 on July 20, 2001 and incorporated herein by this reference).
3.1	Articles of Incorporation of First Community Bancorp (Exhibit 3.1 to a Form 8-A filed on June 2, 2000 and incorporated herein by this reference).
3.2	Bylaws of First Community Bancorp (Exhibit 3.2 to a Form 8-A filed on June 2, 2000 and incorporated herein by this reference).
10.	First Community Bancorp 2000 Stock Incentive Plan; Form of Incentive Stock Option Agreement, Form of Nonstatutory Stock Option Agreement for directors and Form of Nonstatutory Stock Option agreement for consultants (Exhibit 10.1 of a Form 10-Q filed on August 10, 2000 and incorporated herein by this reference).
10.1	Revolving Credit Agreement and Pledge Agreement and Waiver, dated June 26, 2000 (Exhibit 10.2 of a Form 10-Q filed on August 10, 2000 and incorporated herein by this reference).
10.2	Directors' Deferred Compensation Plan (Exhibit 10.3 of a Form 10-Q filed on August 10, 2000 and incorporated herein by this reference).
10.3	Guarantee Agreement By and Between First Community Bancorp and State Street Bank and Trust Company of Connecticut, National Association Dated as of September 7, 2000 (Exhibit 10.4 of a Form 10-Q filed on November 13, 2000 and incorporated herein by this reference).
10.4	Amended and Restated Declaration of Trust By and Among State Street Bank and Trust Company of Connecticut, National Association as Institutional Trustee, First Community Bancorp, as Sponsor and Mark Christian and Arnold C. Hahn, as Administrators dated September 7, 2000 (Exhibit 10.5 of a Form 10-Q filed on November 13, 2000 and incorporated herein by this reference).
10.5	Indenture between State Street Bank and Trust Company of Connecticut, National Association and First Community Bancorp dated as of September 7, 2000 (Exhibit 10.6 of a Form 10-Q filed on November 13, 2000 and incorporated herein by this reference).
10.7	First Amendment to Revolving Credit Agreement dated January 12, 2001 (Exhibit 10.7 of a Form 10-K filed on March 21, 2001 and incorporated herein by this reference).
10.8	First Community Bancorp Executive Severance Policy (Exhibit 10.8 of a Form 10-K filed on March 21, 2001 and incorporated herein by this reference).
10.9	First Community Bancorp Employee Severance Policy (Exhibit 10.9 of a Form 10-K filed on March 21, 2001 and incorporated herein by this reference).
10.10	Gaines Employment Contract (Exhibit 10.10 of a Form 10-K filed on March 21, 2001 and incorporated herein by this reference).
10.11	Second Amendment to Revolving Credit Agreement dated June 25, 2001
21.	Subsidiaries of First Community Bancorp (Exhibit 10.10 of a Form 10-K filed on March 21, 2001 and incorporated herein by this reference).

B.  Reports on Form 8-K

    On May 30, 2001 the Company filed a current report on Form 8-K disclosing information related to the announcement of the acquisition of First Charter Bank, N.A.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY BANCORP
/s/ MATTHEW P. WAGNER Matthew P. Wagner President and Chief Executive Officer
Date: August 10, 2001	/s/ ARNOLD C. HAHN Arnold C. Hahn Executive Vice President, Chief Financial Officer and Assistant Secretary

EXHIBIT INDEX

Exhibit Number	Description
2.1	Third Amended and Restated Agreement and Plan of Merger, dated as of October 22, 1999, by and among Rancho Santa Fe National Bank, First Community Bancorp and First Community Bank of the Desert (Appendix A to Registration Statement No. 333-93827 filed on Form S-4/A on May 5, 2000 and incorporated herein by this reference).
2.2	Agreement and Plan of Merger, dated as of August 7, 2000, by and between First Community Bancorp and Professional Bancorp, Inc. (Annex A to Registration Statement No. 333-47242 filed on Form S-4/A on November 16, 2000 and incorporated herein by this reference).
2.3	Agreement and Plan of Merger, dated as of May 22, 2001, by and between First Community Bancorp and First Charter Bank, N.A. (Appendix A of Registration Statement No. 333-65582 filed on Form S-4 on July 20, 2001 and incorporated herein by this reference).
3.1	Articles of Incorporation of First Community Bancorp (Exhibit 3.1 to a Form 8-A filed on June 2, 2000 and incorporated herein by this reference).
3.2	Bylaws of First Community Bancorp (Exhibit 3.2 to a Form 8-A filed on June 2, 2000 and incorporated herein by this reference).
10.	First Community Bancorp 2000 Stock Incentive Plan; Form of Incentive Stock Option Agreement, Form of Nonstatutory Stock Option Agreement for directors and Form of Nonstatutory Stock Option agreement for consultants (Exhibit 10.1 of a Form 10-Q filed on August 10, 2000 and incorporated herein by this reference).
10.1	Revolving Credit Agreement and Pledge Agreement and Waiver, dated June 26, 2000 (Exhibit 10.2 of a Form 10-Q filed on August 10, 2000 and incorporated herein by this reference).
10.2	Directors' Deferred Compensation Plan (Exhibit 10.3 of a Form 10-Q filed on August 10, 2000 and incorporated herein by this reference).
10.3	Guarantee Agreement By and Between First Community Bancorp and State Street Bank and Trust Company of Connecticut, National Association Dated as of September 7, 2000 (Exhibit 10.4 of a Form 10-Q filed on November 13, 2000 and incorporated herein by this reference).
10.4	Amended and Restated Declaration of Trust By and Among State Street Bank and Trust Company of Connecticut, National Association as Institutional Trustee, First Community Bancorp, as Sponsor and Mark Christian and Arnold C. Hahn, as Administrators dated September 7, 2000 (Exhibit 10.5 of a Form 10-Q filed on November 13, 2000 and incorporated herein by this reference).
10.5	Indenture between State Street Bank and Trust Company of Connecticut, National Association and First Community Bancorp dated as of September 7, 2000 (Exhibit 10.6 of a Form 10-Q filed on November 13, 2000 and incorporated herein by this reference).
10.7	First Amendment to Revolving Credit Agreement dated January 12, 2001 (Exhibit 10.7 of a Form 10-K filed on March 21, 2001 and incorporated herein by this reference).
10.8	First Community Bancorp Executive Severance Policy (Exhibit 10.8 of a Form 10-K filed on March 21, 2001 and incorporated herein by this reference).
10.9	First Community Bancorp Employee Severance Policy (Exhibit 10.9 of a Form 10-K filed on March 21, 2001 and incorporated herein by this reference).
10.10	Gaines Employment Contract (Exhibit 10.10 of a Form 10-K filed on March 21, 2001 and incorporated herein by this reference).
10.11	Second Amendment to Revolving Credit Agreement dated June 25, 2001
21.	Subsidiaries of First Community Bancorp (Exhibit 10.10 of a Form 10-K filed on March 21, 2001 and incorporated herein by this reference).

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (unaudited)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
Supplemental Disclosure of Acquisition of Professional Bancorp (In Thousands)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2001
NOTE 1—BASIS OF PRESENTATION
NOTE 2—ACQUISITIONS
First Community Acquisition
Professional Bancorp Acquisition
First Charter Acquisition
NOTE 3—NET INCOME (LOSS) PER SHARE
NOTE 4—LONG-TERM DEBT
NOTE 5—PRO FORMA INFORMATION FOR PURCHASE ACQUISITIONS
NOTE 6—IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
RESULTS OF OPERATIONS
UNAUDITED AVERAGE BALANCE SHEETS
Balance Sheet Analysis
CREDIT QUALITY MEASURES
ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
ITEM 2. Changes in Securities and Use of Proceeds
ITEM 3. Defaults Upon Senior Securities
ITEM 4. Submission of Matters to a Vote of Security Holders
ITEM 5. Other Information
ITEM 6. Exhibits and Reports on Form 8-K
A. Exhibits
B. Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX