Form 10-Q
period 2001-09-30
FIRST COMMUNITY BANCORP /CA/
filed 2001-11-14
CIK 1102112

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

(858) 756-3023
(Registrant's telephone number)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 8, 2001: 5,293,595 shares of common stock, no par value.

PART I—FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (unaudited)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2001	December 31, 2000
	(In thousands, except per share data)
Assets:
Cash and due from banks	$48,737	$35,752
Federal funds sold	103,552	16,903

Total cash and cash equivalents	152,289	52,655
Interest-bearing deposits in financial institutions	285	495
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	1,487	913
Securities held to maturity (fair value of $12,741,000 at 9/30/01 and $4,996,000 at 12/31/01)	11,926	4,972
Securities available-for-sale (amortized cost of $94,697,000 at 9/30/01 and $40,536,000 at 12/31/00)	96,777	40,428

Total securities	110,190	46,313
Gross loans	389,699	251,185
Deferred fees and costs	(455)	(633)

Loans, net of deferred fees and costs	389,244	250,552
Allowance for loan losses	(10,248)	(3,930)

Net loans	378,996	246,622
Premises and equipment	5,409	5,027
Other real estate owned, net	309	1,031
Goodwill	4,151	—
Other assets	20,199	6,144

Total Assets	$671,828	$358,287

	September 30, 2001	December 31, 2000
	(In thousands, except per share data)
Liabilities and Shareholders' Equity:
Liabilities:
Noninterest-bearing deposits	$228,500	$114,042
Interest-bearing deposits	379,668	202,896

Total deposits	608,168	316,938
Accrued interest payable and other liabilities	6,299	3,888
Short-term borrowings	7,716	1,689
Convertible debt	671	—
Trust preferred securities	8,000	8,000

Total Liabilities	630,854	330,515
Shareholders' Equity:
Preferred stock; authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value; authorized 15,000,000 shares, issued and outstanding 4,609,705 and 3,971,421 at September 30, 2001 and December 31, 2000, respectively	28,847	20,402
Retained earnings	10,920	7,432
Accumulated other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale, net	1,207	(62)

Total Shareholders' Equity	40,974	27,772

Total Liabilities and Shareholders' Equity	$671,828	$358,287

Shares outstanding	4,609.7	3,971.4
Book value per share	$8.89	$6.99

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	3 Months Ended September 30,		9 Months Ended September 30,
	2001	2000	2001	2000
	(In thousands, except per share data)
Interest income:
Interest and fees on loans	$8,057	$6,137	$24,705	$17,690
Interest on interest-bearing deposits in financial institutions	1	45	18	212
Interest on investment securities	1,511	658	4,485	2,097
Interest on federal funds sold	862	553	3,255	1,229

Total interest income	10,431	7,393	32,463	21,228
Interest expense:
Interest expense on deposits	2,308	2,014	7,520	5,509
Interest expense on short-term borrowings	101	32	302	85
Interest expense on convertible debt	11	—	35	—
Interest expense on trust preferred securities	219	44	652	44

Total interest expense	2,639	2,090	8,509	5,638

Net interest income	7,792	5,303	23,954	15,590
Provision for loan losses	—	180	639	180

Net interest income after provision for loan losses	7,792	5,123	23,315	15,410
Noninterest income:
Service charges and fees on deposit accounts	567	303	1,685	898
Merchant discount fees	86	24	249	75
Other commissions and fees	334	161	903	473
Gain on sale of loans	130	36	299	215
Other income	81	21	280	157

Total noninterest income	1,198	545	3,416	1,818
Noninterest expense:
Salaries and employee benefits	3,036	1,791	9,545	5,120
Occupancy	796	445	2,245	1,218
Furniture and equipment	312	169	1,002	647
Legal expenses	138	28	437	187
Other professional services	941	361	2197	1,274
Stationery, supplies and printing	165	97	462	232
FDIC assessment	41	10	325	42
Cost of other real estate owned	20	7	52	40
Advertising	110	114	347	310
Insurance	68	33	210	96
Loss on sale of securities	—	—	—	11
Goodwill amortization	73	—	207	—
Merger costs	—	—	—	3,561
Other	334	596	1,528	1,547

Total noninterest expense	6,034	3,651	18,557	14,285

Income before income taxes	2,956	2,017	8,174	2,943
Income taxes	1,304	887	3,458	2,012

Net income	$1,652	$1,130	$4,716	$931

Per share information:
Number of shares (weighted average)
Basic	4,604.0	3,902.3	4,517.9	3,888.1
Diluted	4,845.1	4,102.9	4,751.1	4,076.8
Income per share
Basic	$0.36	$0.29	$1.04	$0.24
Diluted	$0.34	$0.28	$0.99	$0.23

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	3 Months Ended September 30,		9 Months Ended September 30,
	2001	2000	2001	2000
	(In thousands, except per share data)
Net income	$1,652	$1,130	$4,716	$931
Other comprehensive income, net of related income taxes:
Unrealized gains on securities:
Unrealized holding gains arising during the period	786	196	1,269	162
Less reclassifications of realized losses included in income	—	—	—	3

	786	196	1,269	165

Comprehensive income	$2,438	$1,326	$5,985	$1,116

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2001	2000
	(In thousands)
Cash flows from operating activities:
Net income	$4,716	$931
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,401	691
Provision for loan losses	—	180
Loss on sale of OREO	12	—
Gain of loans	(299)	(215)
Proceeds from loans held for sale	1,500	—
Gain on sale of premises and equipment	46	—
Loss (gain) on sale or calls of securities available-for-sale	(17)	11
Decrease (increase) in other assets	(7,218)	(412)
Increase (decrease) in accrued interest payable and other liabilities	(1,813)	1,539

Net cash provided by (used in) operating activities	(1,672)	2,725
Cash flows from investing activities:
Net cash and cash equivalents acquired in acquisition of Professional Bancorp	84,017	—
Net increase in loans outstanding	(35,016)	(32,989)
Net decrease in interest-bearing deposits in financial institutions	535	5,138
Securities held-to-maturity:
Maturities and calls	7,239	7,702
Purchases	—	(2,000)
Securities available-for-sale:
Proceeds from sale	—	1,489
Maturities and calls	38,515	2,806
Purchases	(46,477)	(8,826)
Net change in FRB and FHLB stock	(159)	327
Proceeds from sale of OREO	864	—
Purchases of premises and equipment, net	(867)	—
Proceeds from sale of premises and equipment	147	(563)

Net cash provided by (used in) investing activities	48,798	(26,916)
Cash flows from financing activities:
Net increase (decrease) in deposits:
Non-interest bearing	(20,334)	13,798
Interest bearing	67,081	27,943
Proceeds from exercise of stock options	962	294
Issuance of trust preferred securities	—	8,000
Payment of debt issuance	—	240
Net increase in short-term borrowings	6,027	(140)
Cash dividends paid	(1,228)	(801)

Net cash provided by financing activities	52,508	48,854

Net increase in cash and cash equivalents	99,634	24,663
Cash and cash equivalents at beginning of period	52,655	32,037

Cash and cash equivalents at end of period	$152,289	$56,700

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$6,798	$5,596
Income taxes	—	$1,455
Supplemental disclosure of noncash investing and financing activities:
Transfers from retained earning to common stock	—	$341
Transfers from loans to other real estate owned	$154	—

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED

Supplemental Disclosure of Acquisition of Professional Bancorp

2001
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

$16,330

See "Notes to Unaudited Condensed Consolidated Financial Statements."

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

NOTE 1—BASIS OF PRESENTATION

    First Community Bancorp (the "Company") is the holding company for Rancho Santa Fe National Bank ("Rancho"), First Professional Bank, N.A. ("First Professional") and First Community Bank of the Desert ("First Community" and together with Rancho and First Professional, the "Banks"). The unaudited condensed consolidated financial statements of the Company included herein reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. Certain reclassifications have been made to the unaudited condensed consolidated financial statements for 2000 to conform to the 2001 presentation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

First Charter Acquisition

    On October 8, 2001, First Charter Bank, N. A. ("First Charter") merged (the "First Charter Merger") with and into the Company, with the Company as the surviving entity. The First Charter Merger was consummated pursuant to the terms of an Agreement and Plan of Merger, dated as of May 22, 2001, by and between the Company, First Charter and First Professional, as amended July 19, 2001 (the "First Charter Merger Agreement").

    Pursuant to the First Charter Merger Agreement, each issued and outstanding share of common stock of First Charter prior to the First Charter Merger (other than as provided in the First Charter Agreement) was converted into the right to receive 0.008635 shares of Company Common Stock. Upon consummation of the First Charter Merger, the Company issued approximately 661,609 shares of Company Common Stock to former holders of First Charter Common Stock, and as a result, the former shareholders of First Charter Common Stock own shares of Company Common Stock representing approximately 13.3% of the outstanding shares of Company Common Stock.

    This acquisition was accounted for using the purchase method of accounting.

Pacific Western Acquisition

    The Company has a pending merger based upon an agreement (the "Pacific Western Agreement") to acquire all of the outstanding common stock of Pacific Western National Bank ("Pacific Western").

    The Pacific Western Agreement provides that the shareholders of the outstanding common shares and options to purchase common shares of Pacific Western will be paid $37.15 per share. The pending merger is subject to standard conditions, including the approval of the shareholders of Pacific Western and bank regulatory agencies. Upon receipt of the approvals and satisfaction or waiver of other conditions, the transaction is expected to close in the first quarter of 2002 and will be accounted for using purchase accounting.

NOTE 3—NET INCOME PER SHARE

    The following is a summary of the calculation of basic and diluted net income per share for the three-and nine-month periods ended September 30, 2001 and 2000:

	3 Months Ended September 30,		9 Months Ended September 30,
	2001	2000	2001	2000
	(In thousands, except per share data)
Net income	$1,652	$1,130	$4,716	$931

Weighted average shares outstanding	4,604.0	3,902.3	4,517.9	3,888.1

Basic net income per share	$0.36	$0.29	$1.04	$0.24

Weighted average shares outstanding	4,604.0	3,902.3	4,517.9	3,888.1
Effect of dilutive stock options and warrants	241.1	200.6	233.2	188.7

Diluted shares outstanding	4,845.1	4,102.9	4,751.1	4,076.8

Diluted net income per share	$0.34	$0.28	$0.99	$0.23

NOTE 4—LONG-TERM DEBT

Trust Preferred Securities

    In September 2000 the Company issued $8,000,000 of trust preferred securities bearing a fixed interest rate of 10.60% and maturing in thirty years. This security is considered tier 1 capital for regulatory purposes. These instruments were issued to fund part of the Professional Merger.

Convertible Debt

    The Company acquired $679,000 of convertible debt in the Professional Merger. Approximately $8,000 was converted during the nine month period ended September 30, 2001. The interest rate on this debt was 8.0% through March 1, 2001 and will be 6.26% for the remainder of 2001. Each $23.088 of principal is convertible into one share of Company Common Stock.

NOTE 5—PRO FORMA INFORMATION FOR PURCHASE ACQUISITIONS

    On January 16, 2001 the Company acquired Professional Bancorp, Inc. ("Professional") and its wholly-owned subsidiary, First Professional Bank, N.A. ("First Professional").

    The following table presents unaudited results for the three and nine months ended September 30, 2001 and pro forma results of operations of the Company for the three and nine months ended

September 30, 2000 as if the acquisition of Professional had been effective at the beginning of 2000. The unaudited pro forma combined summary of operations is intended for informational purposes only and is not necessarily indicative of the future operating results of the Company or operating results that would have occurred had this acquisition been in effect for all the periods presented.

	3 Months Ended September 30,		9 Months Ended September 30,
	2001	Pro Forma 2000	2001	Pro Forma 2000
	(In thousands, except per share information)
Interest income	$10,431	$12,115	$32,463	$35,713
Interest expense	2,639	3,112	8,509	8,954

Net interest income	7,792	9,003	23,954	26,959
Provision for loan losses	—	2,984	639	4,727

Net interest income after provision for loan losses	7,792	6,019	23,315	22,032
Noninterest income	1,198	4,929	3,416	7,128
Noninterest expense	6,034	7,632	18,557	21,460

Income before income taxes	2,956	3,316	8,174	7,700
Income taxes	1,304	1,215	3,458	3,191

Net income	$1,652	$2,101	$4,716	$4,509

Net income per share:
Basic	$0.36	$0 .48	$1.04	$1.03
Diluted	$0.34	$0.46	$0.99	$0.98
Weighted average shares outstanding:
Basic	4,604.0	4,407.0	4,517.9	4,392.8
Diluted	4,845.1	4,607.6	4,751.1	4,581.5

NOTE 6—IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets, which supersedes APB Opinion 17, Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. As permitted by Statement 142, the Company plans to adopt the new standard in the first quarter of the fiscal year 2002. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments and/or impairment adjustments by the end of the first interim period after adoption. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. Beginning on January 1, 2002, amortization of goodwill and intangibles with indefinite lives will cease. We are currently evaluating the impact that adopting the provisions of Statement 142 will have on our results of operations and financial position.

    In June 2000, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accrued at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the company will recognize a gain or loss on settlement. The provisions of Statement No. 143 are effective for fiscal years beginning after June 15, 2002. Management has not yet determined the impact, if any, of adoption of this statement.

    In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For long-lived assets to be held and used, Statement 144 retains the requirements of Statement 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of. Statement 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested impairment. For long-lived assets to be disposed of other than by sale, Statement 144 requires such asset be considered held and used until disposed of. In addition, Statement 144 changes the measurement and broadens the presentation of discontinued operations. The provisions of Statement 144 are effective for fiscal years beginning after December 15, 2001. Management has not yet determined the impact, if any, of adoption of this statement.

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

Overview

    The following tables and data set forth certain statistical information relating to the Company as of September 30, 2001, and for the three- and nine-month periods ended September 30, 2001 and September 30, 2000. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto as of September 30, 2001, included herein, and the consolidated financial statements and notes thereto included in the Company's financial statements filed on Form 10-K for the year ended December 31, 2000.

    Since December 31, 2000, the Company's total assets have increased by approximately $313.5 million, or 87.5%. Of this increase in assets, approximately $257.0 million relates to assets acquired in the Professional Merger. The major components of the approximately $56.5 million increase in assets, before the assets acquired in the Professional Merger, are an increase of approximately $25.4 million in federal funds sold, a decrease in cash of approximately $18.2. million, an increase in net loans of approximately $33.7 million, and a decrease in other assets of $6.0 million.

    Since December 31, 2000, the Company's total deposits have increased by approximately $291.2 million. Of this increase in deposits, approximately $244.5 million relates to deposits acquired in the Professional Merger. Before the increase in deposits acquired as a result of the Professional Merger deposits increased approximately $46.7 million from December 31, 2000. Short-term borrowings increased by approximately $6.0 million from December 31, 2000.

    On September 8, 2000 the Company issued $8 million of trust preferred securities. These securities are considered Tier I capital. The Company also acquired $679,000 of convertible debt in the Professional Merger. Approximately $8,000 was converted during the nine-month period ended September 30, 2001.

    Consolidated operating income (net income before goodwill amortization and after-tax merger costs) for the three months ended September 30, 2001 was $1,725,000 or $0.36 per diluted share. This compares with consolidated operating income of $1,130,000 or $0.28 per diluted share, for the three months ended September 30, 2000, a growth of approximately 52.7%.

    Consolidated net income, including goodwill amortization of $73,000, for the three months ended September 30, 2001 was $1,652,000 or $0.34 per diluted share. This compares with consolidated net income of $1,130,000 or $0.28 per diluted share, for the three months ended September 30, 2000.

    Consolidated operating income (net income before goodwill amortization and after-tax merger costs) for the nine months ended September 30, 2001 was $4,923,000 or $1.04 per diluted share. This compares with consolidated operating income of $3,729,000 or $0.91 per diluted share, for the nine months ended September 30, 2000, a growth of approximately 32.0%.

    Consolidated net income, including goodwill amortization of $207,000, for the nine months ended September 30, 2001 was $4,716,000 or $0.99 per diluted share. This compares with consolidated net income of $931,000 or $0.23 per diluted share, for the nine months September 30, 2000.

    On October 25, 2001 the Company's Board of Directors approved a quarterly dividend of $0.09 per common share which is payable on November 30, 2001 to shareholders of record on November 15, 2001.

Results of Operations

    Operating Income.  The Company defines operating income as net income before goodwill amortization and after-tax merger costs. After-tax merger costs were $2,798,000 for the three and nine-month periods ended September 30, 2000. There were no merger costs in the three or nine-month periods ended September 30, 2001. The Company's operating return on average assets was 1.07% in the third quarter of 2001 versus 1.29% in the third of 2000. The Company's operating return on average assets was 1.05% in first nine months of 2001 versus 1.49% in the first nine months of 2000. These decreases were due to a substantial growth in average assets as a result of the Professional Merger with a moderate growth in net operating income between the three periods. The operating efficiency ratio increased from 62.4% in the third quarter of 2000 to 66.3% in the third quarter of 2001. Operating revenues grew 53.7% from the third quarter of 2000 to the third quarter of 2001 while operating expense grew 63.3% during the same period. The operating efficiency ratio increased from 61.6% in the first nine months of 2000 to 67.0% in the first nine months of 2001. Operating revenues grew 57.23% from the first nine months of 2000 to the first nine months of 2001 while operating expense grew 71.1% during the same period. The changes in the operating profitability ratios were a result of several factors: The Company incurred expenses as it developed the infrastructure to smoothly absorb Professional Bancorp; the loan to deposit ratio at First Professional is substantially lower than the other two banks, resulting in a lower net interest margin; and the interest rate reductions implemented by the Federal Reserve Bank this year negatively impact the Company's yield on earning assets. The Company is working on various efficiency and revenue initiatives that are now possible as a result of the First Community Merger, the Professional Merger, and the First Charter Merger.

RESULTS OF OPERATIONS

	3 Months Ended September 30,		9 Months Ended September 30,
	2001	2000	2001	2000
Per share information:
Number of shares (weighted average, in thousands)	4,604.0	3,902.3	4,517.9	3,888.1
Diluted shares (weighted average, in thousands)	4,845.1	4,102.9	4,751.1	4,076.8
Basic income (loss) per share	$0.36	$0.29	$1.04	$0.24
Diluted income (loss) per share	$0.34	$0.28	$0.99	$0.23
Per share information before after-tax merger costs and goodwill amortization:
Basic income per share	$0.37	$0.29	$1.09	$0.96
Diluted income per share	$0.36	$0.28	$1.04	$0.91
Profitability measures before after-tax merger costs and goodwill amortization:
Return on average assets	1.07%	1.29%	1.05%	1.49%
Return on average equity	17.0%	17.4%	17.5%	19.0%
Efficiency ratio	66.3%	62.4%	67.0%	61.6%
Adjustments to net income (in thousands):
Net income	$1,652	$1,130	$4,716	$931
Goodwill amortization	73	—	207	—
Merger costs	—	—	—	3,561
Tax benefits	—	—	—	763

After-tax merger costs	—	—	—	2,798

Operating income	$1,725	$1,130	$4,923	$3,729

Operating revenues (in thousands):
Net interest income	$7,792	$5,303	$23,954	$15,590
Noninterest income	1,198	545	3,416	1,818

Operating revenues	$8,990	$5,848	$27,370	$17,408

Adjustments to expenses (in thousands):
Noninterest expense	$6,034	$3,651	$18,557	$14,285
Goodwill amortization	(73)	—	(207)	—
Merger costs	—	—	—	(3,561)

Operating expenses	$5,961	$3,651	$18,350	$10,724

    Income for the Company is dependent on loan growth, controlling costs and continual efforts to prevent any unexpected loan losses that would require additions to the allowance for loan losses ("ALL"). The Company believes that the demand for loans has increased in the Company's primary market areas due to the growth in the Southern California economy along with the ability of the Company's customers to participate in that growth. However, the perceived increase in the demand for loans is tempered by the highly competitive banking marketplace and the Company's desire to maintain strong credit quality standards. In spite of these factors, the Company's business development efforts resulted in an increase in loans since December 31, 2000. After allowing for the $110.6 million of loans, net of deferred fees and costs, acquired in the Professional Merger, loans, net of deferred fees and costs, have grown approximately $21.8 million since December 31, 2000, a growth of approximately 8.8%. This increase is after loan charge offs related to First Professional of approximately $4.8 million.

As a result of the increase in gross loans of 55.1%, including loans acquired in the First Professional Merger, and the approximate 91.9% increase in deposits, the Company's loan-to-deposit ratio, has decreased from 79.1% as of December 31, 2000, to 64.1% as of September 30, 2001.

    Net Interest Income.  Net interest income is the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. The following tables provide information concerning average interest-earning assets and interest-bearing liabilities and yields and rates thereon for the three and nine months ended September 30, 2000 and September 30, 2001. Nonaccrual loans are included in the average earning assets amounts.

UNAUDITED AVERAGE BALANCE SHEETS

	3 Months Ended September 30,		9 Months Ended September 30,
	2001	2000	2001	2000
	(In thousands)
Average Assets:
Loans, net of deferred fees and costs	$381,531	$229,902	$369,192	$223,253
Investment securities	101,732	45,313	98,265	47,121
Federal funds sold	98,595	35,759	98,774	26,968
Interest-bearing deposits in financial institutions	284	3,299	300	5,176

Average earning assets	582,142	314,273	566,531	302,518
Other assets	60,025	33,137	63,002	31,051

Average total assets	$642,167	$347,410	$629,533	$333,569

Average Liabilities and Shareholders' Equity:
Average Liabilities:
Noninterest-bearing deposits	$240,721	$106,224	$231,787	$102,978
Time deposits of $100,000 or more	69,031	32,726	58,222	27,915
Other interest-bearing deposits	272,745	174,140	277,534	171,281

Average deposits	582,497	313,090	567,543	302,174
Other interest-bearing liabilities	15,983	3,587	14,913	2,527
Other liabilities	3,378	4,865	9,382	2,785

Average liabilities	601,858	321,542	591,838	307,486
Average equity	40,309	25,868	37,695	26,083

Average liabilities and shareholders' equity	$642,167	$347,410	$629,533	$333,569

Yield Analysis:
Average earning assets	$582,142	$314,273	$566,531	$302,518
Yield	7.11%	9.36%	7.66%	9.35%
Average interest-bearing deposits	$341,776	$206,866	$335,756	$199,196
Cost	2.68%	3.87%	2.99%	3.68%
Average deposits	$582,497	$313,090	$567,543	$302,174
Cost	1.57%	2.56%	1.77%	2.43%
Average interest-bearing liabilities	$357,759	$210,453	$350,669	$201,723
Cost	2.93%	3.95%	3.24%	3.72%
Interest spread	4.18%	5.41%	4.42%	5.63%
Net interest margin	5.31%	6.71%	5.65%	6.86%
Average interest sensitive liabilities	598,480	316,677	582,456	304,701
Cost	1.75%	2.63%	1.95%	2.47%

    Three month periods ended September 30, 2001 and September 30, 2000:

    Interest income increased by approximately $3.0 million from $7.4 million for the third quarter of 2000 to $10.4 million for the same period of 2001. The increase in interest income was due largely to the increase of approximately $267.9 million in average earning assets. This increase in average earnings assets was mostly a result of the earning assets acquired in the Professional Merger. During this same period the yield on earning assets decreased from 9.36% to 7.11%, a reduction of 225 basis points. The Federal Reserve lowered interest rates two times during this period and since a substantial portion of the Company's earning assets reprice with the general level of interest rates, the yield on the Company's earning assets declined significantly.

    Interest expense increased by approximately $0.5 million from $2.1 million for the third quarter of 2000 to $2.6 million for the same period of 2001. This increase is due mostly to the increase in average interest-bearing liabilities from $210.5 million to $357.8 million. This increase in average interest-bearing liabilities was mostly as a result of interest-bearing liabilities acquired in the Professional Merger. The cost of interest-bearing liabilities decreased from 3.95% to 2.93% over the same periods of time as a result of a decrease in the cost of interest-bearing deposits partially offset by (i) customers shifting deposits to higher costing deposits; (ii) the lag of deposit repricing versus asset repricing; and (iii) the addition of higher costing interest-bearing liabilities such as the trust preferred securities and the revolving line of credit.

    Nine month periods ended September 30, 2001 and September 30, 2000:

    Interest income increased by approximately $11.3 million from $21.2 million for the first nine months of 2000 to $32.5 million for the same period of 2001. The increase in interest income was due largely to the increase of approximately $264.0 million in average earning assets. This increase in average earnings assets was mostly a result of the earning assets acquired in the Professional Merger. During this same period the yield on earning assets decreased from 9.35% to 7.66%, a reduction of 169 basis points. The Federal Reserve lowered interest rates eight times during this period and since a substantial portion of the Company's earning assets reprice with the general level of interest rates, the yield on the Company's earning assets declined significantly.

    Interest expense increased by approximately $2.9 million from $5.6 million for the first nine months of 2000 to $8.5 million for the same period of 2001. This increase is due mostly to the increase in average interest-bearing liabilities from $201.7 million to $350.7 million. This increase in average interest-bearing liabilities was mostly as a result of liabilities acquired in the Professional Merger. The cost of interest-bearing liabilities decreased from 3.72% to 3.24% over the same periods of time as a result of a decrease in the cost of interest-bearing deposits partially offset by (i) customers shifting deposits to higher costing deposits; (ii) the lag of deposit repricing versus asset repricing; and (iii) the addition of higher costing interest-bearing liabilities such as the trust preferred securities and the revolving line of credit.

Noninterest Income

    The following table sets forth the details of noninterest income for the three months ended September 30, 2001 and September 30, 2000. Due to the fact that the Professional Merger was accounted for using the purchase method of accounting, Professional Bancorp noninterest income is not included in the three-month period ended September 30, 2000. The pro forma column below includes the unaudited Professional Bancorp noninterest income for that period. Comparisons are then performed on a pro forma basis with the 2001 amounts:

	3 Months Ended September 30,
	2001 Company	2000 Company	2000 Professional	2000 Pro Forma	Increase (Decrease)
	(In thousands)
Noninterest income:
Service charges and fees on deposit accounts	$567	$303	$269	$572	$(5)
Merchant discount fees	86	24	67	91	(5)
Other commissions and fees	334	161	76	237	97
Gain on sale of loans	130	36	—	36	94
Other income	81	21	3,972	3.993	(3,912)

Total noninterest income	$1,198	$545	$4,384	$4,929	$(3,731)

    Total noninterest income decreased by approximately $3,731,000 from $4,929,000 on a pro forma basis to $1,198,000, or approximately 75.7%, from the three months ended September 30, 2000 to the three months ended September 30, 2001. This was the result of a payment of $6.2 million in gross proceeds from several life insurance policies paid upon death of a former executive, net of $2.3 million of cash surrender value. Other commissions and fees increased by approximately $97,000 due to commissions on various referral arrangements and servicing of SBA loans. Gain on sale of loans increased by approximately $94,000 due mainly to an increase in SBA loan activity in the 2001 period.

    The following table sets forth the details of noninterest income for the nine months ended September 30, 2001 and September 30, 2000. Due to the fact that the Professional Merger was accounted for using the purchase method of accounting, Professional Bancorp noninterest income is not included in the nine-month period ended September 30, 2000. The pro forma column below includes the unaudited Professional Bancorp noninterest income for that period. Comparisons are then performed on a pro forma basis with the 2001 amounts:

	9 Months Ended September 30,
	2001 Company	2000 Company	2000 Professional	2000 Pro Forma	Increase (Decrease)
	(In thousands)
Noninterest income:
Service charges and fees on deposit accounts	$1,685	$898	$757	$1,655	$30
Merchant discount fees	249	75	210	285	(36)
Other commissions and fees	903	473	225	698	205
Gain on sale of loans	299	215	—	215	84
Other income	280	157	4,118	4,275	(3,995)

Total noninterest income	$3,416	$1,818	$5,310	$7,128	$(3,712)

    Total noninterest income decreased by approximately $3,712,0000 from $7,128,000 on a pro forma basis to $3,416,000, or approximately 52.1%, from the nine months ended September 30, 2000 to the nine months ended September 30, 2001. This was the result of a payment of $6.2 million in gross proceeds from several life insurance policies paid upon death of a former executive, net of $2.3 million of cash surrender value. Other commissions and fees increased by approximately $205,000 due to various referral arrangements and SBA servicing fees.

Noninterest Expense

    The following table sets forth the details of noninterest expense for the three months ended September 30, 2001 and September 30, 2000. Due to the fact that the Professional Merger was accounted for using the purchase method of accounting, Professional Bancorp noninterest expense is not included in the three month period ended September 30, 2000. The pro forma column below includes the unaudited Professional Bancorp noninterest expense for that period. Comparisons are then done on a pro forma basis with the 2001 amounts:

	3 Months Ended September 30,
	2001 Company	2000 Company	2000 Professional	2000 Pro Forma	Increase (Decrease)
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$3,036	$1,791	$1,812	$3,603	$(567)
Occupancy	796	445	373	818	(22)
Furniture and equipment	312	169	174	343	(31)
Legal expenses	138	28	256	284	(146)
Other professional services	941	361	282	643	298
Stationery, supplies and printing	165	97	176	273	(108)
FDIC assessment	41	10	163	173	(132)
Cost of other real estate owned	20	7	—	7	13
Advertising	110	114	8	122	(12)
Insurance	68	33	36	69	(1)
Other	334	596	629	1,225	(891)

Operating expense	5,961	3,651	3,909	7,560	(1,599)
Merger costs	—	—	—	—	—
Goodwill amortization	73	—	—	—	73

Total noninterest expense	$6,034	$3,651	$3,909	$7,560	$(1,526)

    Total operating expense (noninterest expenses before the amortization of goodwill and merger costs) decreased approximately $1,599,000 from $7,560,000, on a pro forma basis, to $5,961,000, or 21.2%, from the three months ended September 30, 2000 to the three months ended September 30, 2001. The decrease in almost all categories of expense is primarily a result of the efficiencies associated with the consolidation of functions, partially offset by the increased level of economic activity in the Company's markets and the Company's response to this increased level of customers and customer activity. The decline in legal expenses is a result of less activity related to working out troubled loans. The increase in other professional services is primarily a result of examination fees and correspondent bank charges.

    The following table sets forth the details of noninterest expense for the nine months ended September 30, 2001 and September 30, 2000. Due to the fact that the Professional Merger was accounted for using the purchase method of accounting, Professional Bancorp noninterest expense is not included in the nine-month period ended September 30, 2000. The pro forma column below includes the unaudited Professional Bancorp noninterest expense for that period. Comparisons are then done on a pro forma basis with the 2001 amounts:

	9 Months Ended September 30,
	2001 Company	2000 Company	2000 Professional	2000 Pro Forma	Increase (Decrease)
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$9,545	$5,120	$5,570	$10,690	$(1,145)
Occupancy	2,245	1,218	1,106	2,324	(79)
Furniture and equipment	1,002	647	523	1,170	(168)
Legal expenses	437	187	682	869	(432)
Other professional services	2,197	1,274	984	2,258	(61)
Stationery, supplies and printing	462	232	288	520	(58)
FDIC assessment	325	42	222	264	61
Cost of other real estate owned	52	40	—	40	12
Advertising	347	310	32	342	5
Insurance	210	96	92	188	22
Loss on sale of securities	—	11	—	11	(11)
Other	1,528	1,547	1,471	3,018	(1,490)

Operating expense	18,350	10,724	10,970	21,694	(3,344)
Merger costs	—	3,561	—	3,561	(3,561)
Goodwill amortization	207	—	—	—	207

Total noninterest expense	$18,557	$14,285	$10,970	$25,255	$(6,698)

    Total operating expense (noninterest expenses before the amortization of goodwill) decreased approximately $3,344,000 from $21,694,0000, on a pro forma basis, to $18,350,000, 15.9% from the nine months ending September 30, 2000 to the nine months ended September 30, 2001. The decrease in almost all categories of expense is primarily a result of the efficiencies associated with the consolidation of functions, partially offset by the increased level of economic activity in the Company's markets and the Company's response to this increased level of customers and customer activity. The decline in legal expenses and other professional services expense is a result of less activity related to working out troubled loans. The increase in FDIC assessment is a result of First Professional's regulatory rating. The merger costs in the 2000 period relate to the First Community Acquisition.

    The efficiency ratio (operating expense divided by net interest income plus noninterest income) is a measure of how effective the Company is at using its expense dollars. A lower or declining ratio indicates improving efficiency. The increase in the efficiency ratio from 62.4% in the third quarter of 2000 to 66.3% in the third quarter of 2001 is mostly a result of building the infrastructure to absorb Professional Bancorp, the decline in the net interest margin and the operation consolidations related to the Professional Merger which will not be fully implemented until the second half of 2001.

    Income Taxes.  The Company's normal effective income tax rate is approximately 42.0%, representing a blend of the statutory Federal income tax rate of 35.0% and the California income tax rate of 10.84%. Due to the non deductibility of goodwill and certain merger costs, the Company's actual effective income tax rates were 44.1% and (44.0%)% for the three months ended September 30, 2001 and 2000, respectively, and 42.3% and 68.4% for the nine months ended September 30, 2001 and 2000, respectively.

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

CREDIT QUALITY MEASURES

    The following table shows the historical trends in nonperforming assets and key credit quality statistics for the Company:

	As of or for the Periods Ending
	6 Months 6/30/00	9 Months 9/30/00	Year 12/31/00	3 months 03/31/01	6 Months 6/30/01	9 Months 9/30/01
	(Dollars in thousands)
Loans past due 90 days or more and still accruing	$218	$3	$—	$250	$—	$—
Nonaccrual loans and leases	2,268	2,650	2,271	11,340	11,225	6,103
Other real estate owned	1,315	1,315	1,031	654	654	309

Nonperforming assets	$3,801	$3,968	$3,302	$12,244	$11,879	$6,412

Impaired loans, gross	$2,268	$2,650	$2,271	$11,340	$11,225	$6,103
Allocated allowance for loan losses	(574)	(456)	(368)	(3,161)	(3,026)	(2,409)

Net investment in impaired loans	$1,694	$2,194	$1,903	$8,179	$8,199	$3,694

Charged off loans year-to-date (normalized)	$15	$92	$361	$708	$119	2,065
Recoveries year-to-date	(42)	(54)	(70)	(93)	(182)	(710)

Net charge offs (recoveries)	$(27)	$38	$291	$615	$(63)	$1,355

Allowance for loan losses to loans, net of deferred fees and costs	1.78%	1.65%	1.57%	3.12%	2.77%	2.63%
Allowance for loan losses to nonaccrual loans and leases	175.8%	147.7%	173.1%	98.91%	92.9%	167.9%
Nonperforming assets to loans and OREO	1.69%	1.65%	1.31%	3.40%	3.15%	1.65%
Annualized net charge offs (recoveries) to average loans (normalized)	0.03%	0.17%	0.27%	(0.07%)	0.66%	0.50%
Nonaccrual loans to loans, net of deferred fees and costs	0.20%	1.01%	1.11%	0.91%	3.16%	1.57%
Allowance for loan losses to nonperforming assets	230.6%	104.9%	98.6%	119.0%	91.6%	159.8%
Loans, net of deferred fees and costs	$222,840	$239,015	$250,552	$359,393	$376,502	$389,244
Allowance	3,987	3,914	3,930	11,215	10,424	10,248
Average loans	219,892	223,253	228,638	358,644	362,920	381,531

    With the Professional Merger nonaccrual loans increased during the quarter ended March 31, 2001 by $9,069,000 from 0.91% to 3.16% of gross outstanding loans. This ratio declined to 1.57% at September 30, 2001. As of March 31, 2001, $9,323,000 of the nonaccrual loans were at First Professional. Nonaccrual loans declined to $6,103,000 in the quarter ended September 30, 2001. At September 30, 2001, $3,770,000 of the nonaccrual loans are at First Professional. The Allowance for Loan Losses at September 30, 2001 of $10,248,000 represents 167.9% of nonaccrual loans and has been deemed by management to be adequate to cover any shortfall that may occur upon disposition of the collateral along with the remaining nonaccrual loans.

    Loans past due 90 days and still accruing represent loans which are past due 90 days or more as to interest or principal, but not included in the nonaccrual or restructured categories. All loans in this category are well-secured and in the process of collection or renewal.

    As of September 30, 2001, the Company had approximately $6,103,000 of loans which were considered impaired, all of which were on nonaccrual status, compared to $2,271,000 at December 31, 2000. Of the loans considered impaired, $3,770,000 of these loans were acquired as part of the Professional Merger. The ALL at September 30, 2001 includes allocated allowances of approximately $2,409,000 established for certain impaired loans. Nonperforming assets increased approximately $3,110,000 from $3,302,000 at December 31, 2000, to $6,412,000 at September 30, 2001. This increase is mostly a result of nonaccrual loans increasing $3,832,000 to $6,103,000 due primarily to nonaccrual loans acquired as part of the Professional Merger. During the three-month period ended September 30, 2001, nonaccrual loans declined approximately $5,122,000. During the three month period ended September 30, 2001 the Company sold approximately $345,000 of other real estate.

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

    The percentage of ALL to gross loans, net of deferred fees and costs, was 2.63% at September 30, 2001, down from 2.77% at June 30, 2001, but an increase from 1.57% at December 31, 2000. The increase in the percentage in the first quarter of 2001 is almost entirely a result of the ALL acquired in the merger of Professional into the Company. Nonaccrual loans increased by $9,069,000 during the quarter ended March 31, 2001, from 0.91% to 3.16% of loans, net of deferred fees and costs. At September 30, 2001 this percentage declined to 1.57%. Net OREO decreased $345,000 to $309,000 during the third quarter of 2001. Total nonperforming assets increased by $8,942,000 during the first quarter of 2001, increasing from 1.31% to 3.40% of total loans and OREO at December 31, 2000 and March 31, 2001, respectively. Nonperforming assets declined by $5,467,000 during the third quarter ended September 30, 2001 resulting in a ratio of 1.65%. The Company had net charge offs of $175,000 during the three months ended September 30, 2001 represented by charge offs of $269,000 and recoveries of $94,000 during the period. The allowance for loan losses increased by $7,285,000 from $3,930,000 at December 31, 2000 to $11,215,000 at March 31, 2001 and declined to $10,248,000 at September 30, 2001. The allowance percentage of nonperforming assets increasing from 91.6% at June 30, 2001 to 159.8% at September 30, 2001 mainly due to the decline in nonperforming assets. Management believes that the allowance for loan losses at September 30, 2001 is adequate based on the Company's quarterly migration analysis of loan losses, improved economic conditions and continued adherence to established credit policies.

    Regulatory Matters.  The regulatory capital guidelines as well as the actual regulatory capital ratios for Rancho, First Community, First Professional, and the Company on a consolidated basis as of September 30, 2001, are as follows:

	Regulatory Requirements (Greater than or equal to stated percentage)			Actual
	Adequately Capitalized	Well Capitalized	Rancho	First Community	First Professional	Consolidated
Detailed computations of:
Tier 1 leverage capital ratio	4.00%	5.00%	8.98%	7.81%	5.95%	6.68%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.61%	9.17%	12.18%	9.50%
Total risk-based capital	8.00%	10.00%	11.85%	10.42%	13.48%	10.91%

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

    Historically, the overall liquidity of the Banks is based on the core deposit base of the Banks. The Banks have not relied on large denomination time deposits. To meet short-term liquidity needs, the Company has maintained at the Banks what it believes are adequate balances in federal funds sold, interest-bearing deposits in financial institutions and investment securities having maturities of five years or less. On a consolidated basis, liquid assets (cash, federal funds sold and investment securities available-for-sale) as a percent of total deposits were 40.9% and 29.4% as of September 30, 2001 and December 31, 2000, respectively.

    Market risk sensitive instruments are generally defined as on and off balance sheet derivatives and other financial instruments. At December 31, 2000 and September 30, 2001, the Company had no material on or off balance sheet derivatives. The Company's financial instruments include loans receivable, federal funds sold, interest-bearing deposits in financial institutions, FRB and FHLB stock, investment securities, deposits, short-term borrowings, convertible debt and trust preferred securities. At December 31, 2000, the Company had approximately $314 million in interest sensitive assets and approximately $327 million in interest sensitive liabilities. At September 30, 2001, the Company's interest sensitive assets and interest sensitive liabilities totaled approximately $567 million and $351 million, respectively. The increase in interest sensitive assets and interest sensitive liabilities resulted mostly from assets and liabilities acquired in the Professional Merger.

    The yield on interest sensitive assets and the cost of interest sensitive liabilities for the three month period ended September 30, 2001 was 7.11% and 1.75%, respectively, compared to 9.43% and 2.80%, respectively, for the three month period ended December 31, 2000. The decrease in the yield on interest sensitive assets during the quarter is primarily a result of the decrease of interest rates associated with the Federal Reserve interest rate reductions during the first nine months of 2001. The decrease in the cost of interest sensitive liabilities during the quarter is primarily a result of both the decrease of interest rates associated with the Federal Reserve interest rate reductions during the quarter and high percentage of noninterest-bearing deposits acquired in the Professional Merger.

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

    None

ITEM 3. Defaults Upon Senior Securities

    None

ITEM 4. Submission of Matters to a Vote of Security Holders

    None

ITEM 5. Other Information

    None

ITEM 6. Exhibits and Reports on Form 8-K

A. Exhibits

Exhibit Number	Description
2.1	Third Amended and Restated Agreement and Plan of Merger, dated as of October 22, 1999, by and among Rancho Santa Fe National Bank, First Community Bancorp and First Community Bank of the Desert (Appendix A to Registration Statement No. 333-93827 filed on Form S-4/A on May 5, 2000 and incorporated herein by this reference).
2.2	Agreement and Plan of Merger, dated as of August 7, 2000, by and between First Community Bancorp and Professional Bancorp, Inc. (Annex A to Registration Statement No. 333-47242 filed on Form S-4/A on November 16, 2000 and incorporated herein by this reference).
2.3	Agreement and Plan of Merger, dated as of May 22, 2001, by and between First Community Bancorp and First Charter Bank, N.A. (Appendix A of Registration Statement No. 333-65582 filed on Form S-4 on July 20, 2001 and incorporated herein by this reference).
3.1	Articles of Incorporation of First Community Bancorp (Exhibit 3.1 to a Form 8-A filed on June 2, 2000 and incorporated herein by this reference).
3.2	Bylaws of First Community Bancorp (Exhibit 3.2 to a Form 8-A filed on June 2, 2000 and incorporated herein by this reference).
10.	First Community Bancorp 2000 Stock Incentive Plan; Form of Incentive Stock Option Agreement, Form of Nonstatutory Stock Option Agreement for directors and Form of Nonstatutory Stock Option agreement for consultants (Exhibit 10.1 of a Form 10-Q filed on August 10, 2000 and incorporated herein by this reference).
10.1	Revolving Credit Agreement and Pledge Agreement and Waiver, dated June 26, 2000 (Exhibit 10.2 of a Form 10-Q filed on August 10, 2000 and incorporated herein by this reference).
10.2	Directors' Deferred Compensation Plan (Exhibit 10.3 of a Form 10-Q filed on August 10, 2000 and incorporated herein by this reference).
10.3	Guarantee Agreement By and Between First Community Bancorp and State Street Bank and Trust Company of Connecticut, National Association Dated as of September 7, 2000 (Exhibit 10.4 of a Form 10-Q filed on November 13, 2000 and incorporated herein by this reference).
10.4	Amended and Restated Declaration of Trust By and Among State Street Bank and Trust Company of Connecticut, National Association as Institutional Trustee, First Community Bancorp, as Sponsor and Mark Christian and Arnold C. Hahn, as Administrators dated September 7, 2000 (Exhibit 10.5 of a Form 10-Q filed on November 13, 2000 and incorporated herein by this reference).
10.5	Indenture between State Street Bank and Trust Company of Connecticut, National Association and First Community Bancorp dated as of September 7, 2000 (Exhibit 10.6 of a Form 10-Q filed on November 13, 2000 and incorporated herein by this reference).
10.7	First Amendment to Revolving Credit Agreement dated January 12, 2001 (Exhibit 10.7 of a Form 10-K filed on March 21, 2001 and incorporated herein by this reference).
10.8	First Community Bancorp Executive Severance Policy (Exhibit 10.8 of a Form 10-K filed on March 21, 2001 and incorporated herein by this reference).
10.9	First Community Bancorp Employee Severance Policy (Exhibit 10.9 of a Form 10-K filed on March 21, 2001 and incorporated herein by this reference).
10.10	Gaines Employment Contract (Exhibit 10.10 of a Form 10-K filed on March 21, 2001 and incorporated herein by this reference).

10.11	Second Amendment to Revolving Credit Agreement dated June 25, 2001 (Exhibit 10.11 of Form 10-Q filed on August 10, 2001 and incorporated herein by this reference)
21.	Subsidiaries of First Community Bancorp (Exhibit 10.10 of a Form 10-K filed on March 21, 2001 and incorporated herein by this reference).

B. Reports on Form 8-K

    On October 19, 2001 the Company filed a current report on Form 8-K disclosing information related to the acquisition of First Charter Bank, N.A.

    On October 24, 2001 the Company filed a current report on Form 8-KA.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY BANCORP
By:	/s/ MATTHEW P. WAGNER Matthew P. Wagner President and Chief Executive Officer and Acting Chief Financial Officer

Date: November 14, 2001

EXHIBIT INDEX

Exhibit Number	Description
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