Form 10-K
period 2001-12-31
FIRST COMMUNITY BANCORP /CA/
filed 2002-03-29
CIK 1102112

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 00-30747

FIRST COMMUNITY BANCORP
(Exact Name of Registrant as Specified in Its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	33-0885320 (I.R.S. Employer Identification Number)
6110 El Tordo Rancho Santa Fe, California (Address of Principal Executive Offices)	92067 (Zip Code)

Registrant's telephone number, including area code: (858) 756-3023

Securities registered pursuant to Section 12(b) of Exchange Act: None

Securities registered pursuant to Section 12(g) of Exchange Act: Common stock, no par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices on the Nasdaq National Market on March 27, 2002 of $26.075 was $100,831,034.

        As of March 27, 2002, there were 7,585,825 shares of the Registrant's common stock outstanding.

PART I
	ITEM 1.	Business	3
		General	3
		Strategic Evolution	4
		Management Changes	5
		Business of the Company	6
		Financial and Statistical Disclosure	9
		Supervision and Regulation	9
	ITEM 2.	Properties	12
		Rancho Santa Fe Properties	12
		Pacific Western Properties	12
	ITEM 3.	Legal Proceedings	12
	ITEM 4.	Submission of Matters to a Vote of Security Holders	13
PART II
	ITEM 5.	Market For Registrant's Common Equity and Related Stockholder Matters	13
		Marketplace Designation and Sales Price Information	13
		Dividends	14
	ITEM 6.	Selected Financial Data	15
	ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
		Overview	16
		Results of Operations	16
		Financial Condition	23
		Capital Resources	29
		Liquidity	30
		Recent Accounting Pronouncements	31
	ITEM 7A.	Qualitative and Quantitative Disclosure About Market Risk	31
	ITEM 8.	Financial Statements and Supplementary Data	34
		Contents	34
		Independent Auditors' Report	35
		Consolidated Balance Sheets as of December 31, 2001 and 2000	36
		Consolidated Statements of Earnings for the years ended December 31, 2001, 2000 and 1999	37
		Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended December 31, 2001, 2000 and 1999	38
		Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	39
		Notes to Consolidated Financial Statements	40
	ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	69
PART III
	ITEM 10.	Directors and Executive Officers of the Registrant	69
	ITEM 11.	Executive Compensation	69
	ITEM 12.	Security Ownership of Certain Beneficial Owners and Management	69
	ITEM 13.	Certain Relationships and Related Transactions	69
PART IV
	ITEM 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	69

*
Portions of First Community Bancorp's definitive proxy statement for the 2002 Annual Meeting of Shareholders are incorporated herein by reference.

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

  •
  A decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing the Company's loans.

  •
  Credit quality deterioration which could cause an increase in the provision for loan losses.

  •
  Dividend restrictions.

  •
  Regulatory discretion.

  •
  The effects of the September 11, 2001 terrorist attacks and their aftermath.

  •
  Material losses in the Company's merchant credit card processing business from card holder fraud or merchant business failure.

  •
  Changes in the securities markets.

  •
  Asset/liability repricing risks and liquidity risks.

  •
  The cost savings expected from recent or future mergers may not be fully realized or realized during the expected time frame.

        The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. For additional information concerning risks and uncertainties related to the Company and its operations please refer to Item 1 through Item 7A of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

General

        First Community Bancorp (individually and on a consolidated basis, where appropriate, the "Company") is a California corporation registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company's principal business is to serve as a holding company for its banking subsidiaries. As of December 31, 2001, those subsidiaries were Rancho Santa Fe National Bank ("Rancho Santa Fe"), First Community Bank of the Desert ("First Community") and First Professional Bank, N.A. ("First Professional"). On January 31, 2002, the Company acquired Pacific Western National Bank ("Pacific Western"), and combined Pacific Western, First Professional and First Community under the name "Pacific Western National Bank." On March 7, 2002, the Company acquired W.H.E.C., Inc. ("WHEC"), the holding company of Capital Bank of North County ("Capital Bank"). At the time of the merger, Capital Bank, WHEC's sole subsidiary, was merged into Rancho Santa Fe. Pacific Western and Rancho Santa Fe are referred herein as the "Banks". Discussions about the Banks as of and for the periods ended December 31, 2001 refer only to Rancho Santa Fe, First Community and First Professional.

        Rancho Santa Fe, a federally chartered commercial bank organized in 1982, is a community bank serving the commercial, industrial, professional, real estate and private banking markets of San Diego County. In May 2000, the Company acquired both Rancho Santa Fe and First Community. First Community, a California chartered commercial bank organized in 1980, was a community bank established to serve the commercial, industrial, professional, real estate and private banking markets of San Bernardino and Riverside Counties. In January 2001, the Company acquired First Professional, a federally chartered commercial bank serving Los Angeles County.

        The Banks are full-service community banks offering a broad range of banking products and services including: accepting time and demand deposits, originating commercial loans, consumer loans, real estate and construction loans, Small Business Administration guaranteed loans ("SBA" loans) and mortgage loans and making other investments. The Banks' loans are primarily short-term and adjustable rate. At December 31, 2001, the gross loans of the Banks totaled approximately $502,090,000 of which approximately 49% consisted of commercial loans, 49% consisted of real estate loans and 2% consisted of consumer and other loans. Special services and requests beyond the lending limits of the Banks can be arranged through correspondent banks.

        The Company, through the Banks, derives its income primarily from interest received on real estate loans, commercial loans and consumer loans and, to a lesser extent, on fees from the sale of SBA loans originated, interest on investment securities, fees received in connection with loans and other services offered (including SBA loan servicing), and deposit services. The Company's major operating expenses are the interest it pays on deposits and borrowings, salaries and general operating expenses. The Banks rely on a foundation of locally generated deposits. Management believes it has a relatively low cost of funds due to a high percentage of low cost and noninterest bearing deposits. The Company's operations, like those of other financial institutions operating in California, are significantly influenced by economic conditions in California, including the strength of the real estate market, and the fiscal and regulatory policies of the federal government and the regulatory authorities that govern financial institutions. See "—Supervision and Regulation."

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

  First Community Acquisition

        On May 31, 2000, the Company completed its formation and combined Rancho Santa Fe with First Community as its wholly-owned subsidiaries. Shareholders for both banks approved the transaction at their respective Shareholder Meetings held on May 31, 2000. Under the terms of the merger agreement, each shareholder of First Community received 0.30 shares of Company common stock for each share of First Community common stock. Each Rancho Santa Fe share was exchanged for one share of Company common stock. At the same time as completion of the merger, the Company's common stock was listed on NASDAQ under the symbol FCBP. The Company accounted for the merger as a "pooling-of-interests."

        The merger created a $318 million bank holding company operating in the markets of Northern San Diego County and the desert communities of the Coachella Valley and Morongo Basin. Each bank operated under its own name with Rancho Santa Fe having branches in Rancho Santa Fe, San Diego's Golden Triangle, Escondido and Carlsbad. First Community had branches in Palm Springs, Indian Wells, Cathedral City, Yucca Valley and Twenty-nine Palms.

  First Professional Merger

        On January 16, 2001, the Company acquired Professional Bancorp, Inc. ("Professional") and its wholly-owned subsidiary, First Professional. Shareholders of Professional received either $8.00 in cash or 0.55 shares of Company common stock for each share of Professional common stock. Professional shareholders had the option to choose either cash or stock consideration. The purchase price received by shareholders of Professional totaled approximately 504,747 shares of Company common stock and approximately $8.9 million in cash, resulting in a total purchase price of approximately $16.3 million.

  First Charter Acquisition

        On October 8, 2001, the Company acquired First Charter Bank, N.A. Shareholders of First Charter received 0.008635 of a share of Company common stock for each share of First Charter common stock. Approximately 661,609 shares were issued in this acquisition, resulting in a total purchase price of approximately $14.2 million. First Charter was merged into First Professional with First Professional as the surviving entity.

  Pacific Western Acquisition

        On January 31, 2002, the Company acquired Pacific Western. The shareholders and option holders of Pacific Western were paid approximately $36.6 million in cash. Upon completion of this acquisition, Pacific Western and First Community were merged with First Professional Bank. The resulting bank will operate as Pacific Western National Bank and will be headquartered in Santa Monica, California.

  W.H.E.C., Inc. Acquisition

        On March 7, 2002, the Company acquired WHEC, the holding company of Capital Bank of North County. The Company issued 1.1 million shares of its common stock in exchange for all of the outstanding common shares and options of WHEC. At the time of the merger, Capital Bank, WHEC's sole subsidiary, was merged into Rancho Santa Fe National Bank. As of March 7, 2002, Mr. Robert Sporrer, former Chairman of WHEC, became a director and Chief Executive Officer of Rancho Santa Fe.

        As of December 31, 2001, the Company had assets of approximately $770 million. As of March 7, 2002, the Company is approximately $1.2 billion in assets and has two wholly-owned banking subsidiaries, Rancho Santa Fe National Bank with eight branches in San Diego County, and Pacific Western National Bank with sixteen branches in Los Angeles, Orange, Riverside and San Bernardino Counties.

  Management Changes

        In October of 2001, the Company's Chief Financial Officer, Arnold Hahn, unexpectedly passed away. In the interim, Matt Wagner, the Company's President and Chief Executive Officer has acted as Chief Financial Officer. On April 1, 2002 Lynn Hopkins will assume the responsibilities as Chief

Financial Officer of the Company. Also on April 1, 2002, Suzanne Brennan will join the Company as Executive Vice President and Manager of Operations and Systems.

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

        The Company, through the Banks, concentrates its lending activities in three principal areas:

          (1)  Real Estate Loans. Real estate loans are comprised of construction loans, miniperm loans collateralized by first or junior deeds of trust on specific properties and equity lines of credit. The properties collateralizing real estate loans are principally located in the Company's primary market areas of Los Angeles, San Bernardino, Riverside and San Diego counties in California and the contiguous communities. The construction loans are comprised of loans on residential and income producing properties that generally have terms of less than two years and typically bear an interest rate that floats with the prime rate or another established index. The miniperm loans finance the purchase and/or ownership of income producing properties. Miniperm loans are generally made with an amortization schedule ranging from fifteen to twenty-five years with a lump sum balloon payment due in one to ten years. Equity lines of credit are revolving lines of credit collateralized by junior deeds of trust on real properties. They bear a rate of interest that floats with the prime rate and have maturities of five years. From time to time, the Company purchases participation interests in loans made by other institutions. These loans are subject to the same underwriting criteria and approval process as loans made directly by the Company. The Banks' real estate portfolio is subject to certain risks, including (i) a possible downturn in the Southern California economy, especially like the one which occurred during the early 1990s, (ii) interest rate increases, (iii) reduction in real estate values in Southern California and (iv) continued increase in competitive pricing and loan structure. The Banks strive to reduce the exposure to such risks by (a) reviewing each loan request and renewal individually, (b) using a dual signature approval system whereby both the marketing and credit administration departments must approve each request individually and (c) strict adherence to written loan policies, including, among other factors, minimum collateral requirements and maximum loan-to-value ratio requirements. Each loan request is reviewed on the basis of the Bank's ability to recover both principal and interest in view of the inherent risks.

          (2)  Commercial Loans. Commercial loans are made to finance operations, to provide working capital or for specific purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower's cash flow from operations is generally the primary source of repayment, the Company's policies provide specific guidelines regarding required debt coverage and other important financial ratios. Commercial loans include lines of credit and commercial term loans. Lines of credit are extended to businesses or individuals based on the financial strength and integrity of the borrower and generally (with some exceptions) are collateralized by short-term assets such as accounts receivable, inventory, equipment or real estate and have a maturity of one year or less. Such lines of credit bear an interest rate that floats with the prime rate, LIBOR or another established index. Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short-term debt originally used to purchase fixed assets or, in rare cases, to finance the purchase of businesses. Commercial term loans generally have terms from one to five years. They may be collateralized by the asset being acquired or other available assets and bear interest which either floats with the prime rate, LIBOR or another established index or is fixed for the term of the loan. The Banks' portfolio of commercial loans is subject to certain risks, including (i) a possible downturn in the Southern California economy, (ii) interest rate increases and (iii) the deterioration of a company's financial capabilities. The Banks strive to reduce the exposure to such risks through (a) a dual signature approval system and (b) strict adherence to written loan policies. In addition, loans based on short-term asset values are monitored on a monthly or quarterly basis. In general, the Banks receive and review financial statements of borrowing customers on an ongoing basis during the term of the relationship and respond to any deterioration noted.

          (3)  Consumer Loans. Consumer loans include personal loans, auto loans, boat loans, home improvement loans, equipment loans, revolving lines of credit and other loans typically made by banks to individual borrowers. The Banks' consumer loan portfolio is subject to certain risks, including (i) amount of credit offered to consumers in the market, (ii) interest rates increases and (iii) consumer bankruptcy laws which allow consumers to discharge certain debts. The Banks strive to reduce the exposure to such risks through the direct approval of all consumer loans by (a) using a dual signature system of approval and (b) strict adherence to written credit policies.

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

  Business Concentrations

        No individual or single group of related accounts is considered material in relation to the Company's assets or the Banks' assets or deposits, or in relation to the overall business of the Banks or the Company. However, approximately 57% of the Company's loan portfolio held for investment at December 31, 2001 consisted of real estate-related loans, including construction loans, miniperm loans, real estate mortgage loans and commercial loans secured by real estate. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Loans". Moreover, the business activities of the Company are currently focused in Southern California, with the majority of its business concentrated in Los Angeles, San Diego, Riverside, Orange and San Bernardino Counties. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in the Southern California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company's operations in Southern California exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region.

  Competition

        The banking business in California, specifically in the Banks' primary service areas, is highly competitive with respect to both loans and deposits as well as other banking and mortgage banking services. The market is dominated by a relatively small number of major banks with a large number of offices and full-service operations over a wide geographic area. Among the advantages such major banks have in comparison to the Banks are their ability to finance and engage in wide-ranging advertising campaigns and to allocate their investment assets to regions of higher yield and demand. Such banks offer certain services which are not offered directly by the Banks. In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than the Banks. Other entities, in both the public and private sectors, seeking to raise capital through the issuance and sale of debt or equity securities also provide competition for the Banks in the acquisition of deposits. Banks also compete with money market funds and other money market instruments which are not subject to interest rate ceilings. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card and other consumer finance services (including on-line banking services and personal finance software). Competition for deposit and loan products remains strong from both banking and non-banking firms and this competition directly effects the rates of those products and the terms on which they are offered to consumers.

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

        Economic factors, along with legislative and technological changes, will have an ongoing impact on the competitive environment within the financial services industry. As an active participant in financial markets, the Company strives to anticipate and adapt to dynamic competitive conditions, but there can be no assurance as to their impact on the Company's future business or results of operations or as to the Company's continued ability to anticipate and adapt to changing conditions. In order to compete with other competitors in their primary service areas, the Banks attempt to use to the fullest extent possible the flexibility which the Banks' independent status permits, including an emphasis on specialized services, local promotional activity and personal contacts. Each of the Banks strives to offer highly personalized banking services. In addition, the Company intends to continue diversifying its services and banking products and to cross-market services and banking products provided by one of the Banks but not the other. The Company believes that through the cross-marketing of products, the Banks can distinguish themselves from other community banks which they compete with based on the range of services provided and products offered. However, there can be no assurance the Company will be able to diversify its services and/or banking products or successfully compete with its competitors in its primary service area.

  Employees

        As of March 1, 2002, Rancho Santa Fe had 53 full time equivalent employees, Pacific Western had 232 full time equivalent employees, and the Company had 42 full time equivalent employees in addition to those employed by the Banks.

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

Supervision and Regulation

  General

        The banking and financial services businesses in which the Company engages are highly regulated. Such regulation is intended, among other things, to protect depositors insured by the Federal Deposit Insurance Corporation (the "FDIC") and the entire banking system. The commercial banking business is also influenced by the monetary and fiscal policies of the federal government and the policies of the Federal Reserve Board (the "Board"). The Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Board in these areas influence the growth of bank loans, investments and deposits and also effects interest rates charged on loans and paid on deposits. Indirectly such actions may also impact the ability of non-bank financial institutions to compete with the Banks. The nature and impact of any future changes in monetary policies cannot be predicted.

        The laws, regulations and policies effecting financial services businesses are continuously under review by Congress and state legislatures and federal and state regulatory agencies. From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, in the California legislature and before various bank regulatory agencies and other professional agencies. Changes in the laws, regulations or policies that impact the Company cannot necessarily be predicted, but they may have a material effect on the business and earnings of the Company.

  Bank Holding Company Regulation

        The Company, as a bank holding company, is subject to regulation under the BHCA. As a bank holding company, the Company is registered with and is subject to regulation by the Board under the Bank Holding Company Act as amended. In accordance with Board policy, the Company is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the Board. The Company is also required to file with the Board periodic reports of the Company's operations and such additional information regarding the Company and its subsidiaries as the Board may require. Pursuant to the BHCA, the Company is required to obtain the prior approval of the Board before it acquires all or substantially all of the assets of any bank or ownership or control of voting shares of any bank if, after giving effect to such acquisition, it would own or control, directly or indirectly, more than 5 percent of such bank.

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

        Additionally, bank holding companies that meet certain eligility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the Board, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies. As of the date of this filing, the Company does not operate as a financial holding company.

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

        The Banks are insured by the FDIC, which currently insures deposits of each member bank to a maximum of $100,000 per depositor. For this protection, the Banks, as is the case with all insured banks, pay a semi-annual statutory assessment and are subject to the rules and regulations of the FDIC. First Community is a member of the Federal Reserve System and is subject to primary regulation by the Board. Rancho Santa Fe and Pacific Western are national banks and therefore regulated primarily by the Office of the Comptroller of the Currency.

        Various requirements and restrictions under the laws of the State of California and the United States effect the operations of the Banks. State and federal statutes and regulations relate to many aspects of the Banks' operations, including standards for safety and soundness, reserves against deposits, interest rates payable on deposits and loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, fair lending requirements, Community Reinvestment Act activities and loans to affiliates. Further, the Banks are required to maintain certain levels of capital. The following are the regulatory capital guidelines and the actual capitalization levels for Rancho Santa Fe, First Community, First Professional and the Company as of December 31, 2001:

			Actual
	Adequately Capitalized	Well Capitalized	First Professional	Rancho Santa Fe	First Community	Company Consolidated
	(greater than or equal to)
Tier 1 leverage capital ratio	4.00%	5.00%	6.07%	9.17%	7.93%	8.28%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.57%	10.54%	9.05%	11.27%
Total risk-based capital	8.00%	10.00%	11.85%	11.70%	10.23%	14.36%

  Hazardous Waste Clean-Up

        Since the Company is not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, its primary exposure to environmental laws is through its lending activities. Based on a general survey of the loan portfolios of the Banks, conversations with local appraisers and the type of lending currently and historically done by the Banks, the Company is not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on the Company as of March 1, 2002.

  USA Patriot Act

        On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation known as the USA Patriot Act. Title III of the USA Patriot Act requires financial institutions, including the Banks, to help prevent, detect and prosecute international money laundering and the financing of terrorism. The Banks have augmented their systems and procedures to accomplish this. The Secretary of the Treasury has proposed additional regulations to further implement Title III. Although we cannot predict when and in what form these regulations will be adopted, we believe that the cost of compliance with Title III of the USA Patriot Act is not likely to be material to the Company.

  Federal Deposit Insurance

        Because of favorable loss experience and a healthy reserve ratio in the Bank Insurance Fund (BIF) of the FDIC, well-capitalized and well-managed banks, including the Banks, have in recent years paid minimal premiums for FDIC insurance. A number of factors suggest that as early as the second half of 2002, even well-capitalized and well-managed banks will be required to pay premiums for deposit insurance. The amount of any such premiums will depend on the outcome of legislative and regulatory initiatives as well as the BIF loss experience and other factors, none of which we are in position to predict at this time.

  BIS Guidelines

        The U.S. federal bank regulatory agencies' risk-capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the "BIS"). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country's supervisors can use to determine the supervisory policies they apply. In January 2001 the BIS released a proposal to replace the 1988 capital accord with a new capital accord that would set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk exposures. Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from external events. The 1988 capital accord does not include separate capital requirements for operational risk. The events of September 11, 2001 demonstrate the importance for financial institutions of managing operational risks. This BIS proposal outlines several alternatives for capital assessment of operational risks, including two standardized approaches and an "internal measurement approach" tailored to individual institutions' circumstances. The BIS has stated that its objective is to finalize a new capital accord in 2002 and for member countries to implement the new accord in 2005. The ultimate timing for new accord and the specifics of capital assessments for addressing operational risk are uncertain. However, we expect that a new capital accord addressing operational risk will eventually be adopted by the BIS and implemented by the U.S. federal bank regulatory agencies. We cannot determine whether new capital requirements that may arise out of a new BIS capital accord will increase or decrease minimum capital requirements applicable to the Company and its Banks.

ITEM 2. PROPERTIES

Rancho Santa Fe Properties

        Rancho Santa Fe's principal office is located at 6110 El Tordo, Rancho Santa Fe, California 92067. As of March 1, 2002, Rancho Santa Fe had a total of five properties consisting of four branch offices and one operations location. All locations are leased.

Pacific Western Properties

        Pacific Western's principal office is located at 120 Wilshire Blvd., Santa Monica, California 90401. As of March 1, 2002, Pacific Western had a total of nineteen properties consisting of sixteen branch offices, two annex offices and one operations center. Four locations are owned and fifteen are leased.

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

        Management of the Company and of the Banks believes that there are no material litigation matters at the current time. However, litigation is inherently uncertain and no assurance can be given that any current or future litigation will not result in any loss which might be material to the Company and/or the Banks.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters have been submitted to the shareholders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2001.

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

        The Company believes, based on the records of the transfer agent, that the number of record holders of the Company's common stock as of March 1, 2002 was approximately 1,342.

        The following table summarizes those trades of Company common stock of which management is aware, setting forth the approximate high and low trade prices for each quarterly period ended since January 1, 1999:

	Approximate Sales Prices
	High	Low
Quarter Ended
1999:
First quarter	$13.75	$11.75
Second quarter	$14.38	$11.00
Third quarter	$14.88	$13.13
Fourth quarter	$15.50	$13.50
2000:
First quarter	$15.50	$13.75
Second quarter	$14.25	$13.00
Third quarter	$15.44	$13.88
Fourth quarter	$15.13	$14.75
2001:
First quarter	$21.00	$14.81
Second quarter	$20.63	$17.44
Third quarter	$22.95	$18.75
Fourth quarter	$21.90	$18.42

        On March 1, 2002, the approximate high and low trade price for the Company's common stock was $20.50 and $20.45, respectively.

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

        The primary source of income of the Company is the receipt of dividends from the Banks. The availability of dividends from the Banks is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank in question, and other factors, that the Board and/or the Office of the Comptroller of the Currency could assert that payment of dividends or other payments is an unsafe or unsound practice. In addition, the Company's ability to pay dividends is limited by a Revolving Credit Agreement, dated as of June 26, 2000 (the "Credit Agreement"), between the Company and the Northern Trust Company which provides that the Company may not declare or pay any dividend, other than dividends payable in the Company's common stock or in the ordinary course of business exceeding 50% of net income per fiscal quarter of the Company before goodwill amortization and any restructuring charges incurred in connection with any merger, consolidation or other restructuring contemplated by transactions similar to a merger. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity"; and Note 16 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

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

Record Date	Pay Date	Amount per Share
February 13, 1998	February 27, 1998	$0.06
May 15, 1998	May 29, 1998	$0.06
August 14, 1998	August 31, 1998	$0.06
November 13, 1998	November 30, 1998	$0.06
February 12, 1999	February 26, 1999	$0.06
May 14, 1999	May 28, 1999	$0.06
August 13, 1999	August 31, 1999	$0.09
November 15, 1999	November 30, 1999	$0.09
February 15, 2000	February 29, 2000	$0.09
May 15, 2000	May 31, 2000	$0.09
August 15, 2000	August 31, 2000	$0.09
November 15, 2000	November 30, 2000	$0.09
February 15, 2001	February 28, 2001	$0.09
May 15, 2001	May 31, 2001	$0.09
August 15, 2001	August 31, 2001	$0.09
November 15, 2001	November 30, 2001	$0.09

        The Company's management believes that it will be able to continue paying quarterly dividends. However, because the Company must comply with the CGCL and banking regulations, there can be no assurance that the Company will continue to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth statistical information relating to the Company and its subsidiaries for each of the years in the five-year period ended December 31, 2001. This data should be read in conjunction with the audited consolidated financial statements as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001 and related notes included elsewhere herein. See "Item 8. Financial Statements and Supplementary Data."

	At or for the Years Ended December 31,
	2001	2000	1999	1998	1997
	(In thousands except per share data)
Results of Operations:
Interest Income	$43,114	$28,831	$23,405	$20,258	$16,707
Interest Expense	11,251	7,924	5,688	5,390	4,564

NET INTEREST INCOME	31,863	20,907	17,717	14,868	12,143
Provision for loan losses	639	520	518	941	310

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	31,224	20,387	17,199	13,927	11,833
Non-interest income	5,177	2,465	2,304	2,692	2,426
Non-interest expense	25,915	18,145	12,073	10,897	9,544

EARNINGS BEFORE INCOME TAXES	10,486	4,707	7,430	5,722	4,715
Income taxes	4,376	2,803	3,166	2,140	1,878

NET EARNINGS	$6,110	$1,904	$4,264	$3,582	$2,837

Ending Balance Sheet Data:
Assets	$770,217	$358,287	$304,362	$277,613	$214,846
Time deposits in financial institutions	190	495	7,502	5,440	4,160
Securities	128,593	46,313	50,563	38,380	28,136
Loans, net of deferred fees	501,740	250,552	206,102	170,980	151,064
Allowance for loan losses	11,209	3,930	4,025	3,785	3,382
Deposits	677,167	316,938	274,232	251,421	191,940
Borrowed funds	29,102	9,689	1,657	470	—
Common shareholders' equity	55,297	27,772	25,855	22,833	19,680
Per Share Data and Other Selected Ratios:
Earnings per common share:
Basic	$1.30	$0.49	$1.10	$0.93	$0.74
Diluted	1.23	0.47	1.05	0.88	0.71
Dividends declared per share	0.36	0.36	0.30	0.24	—
Dividends payout ratio	29.3%	76.6%	28.6%	27.3%	—
Book value per share	$10.48	$6.99	$6.67	$5.92	$5.15
Shareholders' equity to assets at period end	7.18%	7.75%	8.49%	8.22%	9.16%
Return on average assets	0.92	0.56	1.44	1.48	1.45
Return on average equity	16.33	7.01	17.46	16.87	15.62
Average equity/average assets	5.61	7.99	8.27	8.77	9.30
Net interest margin	5.33	6.81	6.60	6.79	6.85

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        The Company had total assets of approximately $770,217,000 at December 31, 2001 as compared to total assets of approximately $358,287,000 at December 31, 2000. At January 31, 2002, the Company had total assets of approximately $1,050,000,000 after giving effect to the Pacific Western acquisition. The Company's total deposits increased from approximately $316,938,000 at December 31, 2000 to approximately $677,167,000 at December 31, 2001. The Pacific Western acquisition added approximately $239,000,000 of deposits as of January 31, 2002. Common shareholders' equity increased $27,525,000 million from $27,772,000 million at December 31, 2000 to $55,297,000 million at December 31, 2001. The increases in assets, deposits and shareholders' equity are primarily due to the acquisitions of First Professional and First Charter and the related common stock issuances.

        At March 7, 2002, the Company had total assets of approximately $1,196,000,000 after giving effect to WHEC acquisition. The WHEC acquisition added approximately $93,000,000 in net loans and approximately $135,000,000 in deposits.

Critical Accounting Policies

        The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable in the circumstances; however, actual results may differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

        Our significant accounting policies and practices are described in Note 1 to the consolidated financial statements. We believe that the estimates and assumptions that are most important to the portrayal of the Company's financial condition and results of operations, in that they require management's most subjective judgments, to form the basis for the accounting policies deemed to be most critical to the Company. These critical accounting policies include the following:

Allowance for loan losses

        The Company's policy with respect to the allowance for loan losses is more fully described in Note 1 to the consolidated financial statements. The Company maintains an allowance for loan losses at an amount which it believes is sufficient to provide adequate protection against losses in the portfolio. Management's periodic evaluation of the adequacy of the allowance is based on such factors as the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that have occurred but are not yet known that may affect the borrower's ability to repay, the estimated value of underlying collateral, and economic conditions. As management utilizes information currently available to evaluate the allowance for loan losses, the allowance for loan losses is subjective and may be adjusted in the future depending on changes in economic conditions or other factors.

        During the time the Company holds collateral, it is subject to credit risks, including risks of borrower defaults, bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods). Although management has established an allowance for loan losses that it considers adequate, there can be no assurance that the established allowance for loan losses will be sufficient to offset losses on mortgage loans in the future.

Results of Operations

        Earnings Performance.    The Company reported net earnings for the year ended December 31, 2001 of $6,110,000, compared to $1,904,000 for the year ended December 31, 2000, an increase of $4,206,000, or 220.9%. The Company reported net earnings for the year ended December 31, 2000 of $1,904,000, compared with $4,264,000 for 1999, a decrease of $2,360,000 or 55.3%. In 2001, basic earnings per share and diluted earnings per share were $1.30 and $1.23, respectively, compared with $0.49 and $0.47 in 2000 and $1.10 and $1.05 in 1999. The increase in net earnings for the year ended December 31, 2001 was primarily due to the acquisitions of First Professional and First Charter, as well as, the absence of nonrecurring merger costs of $3,561,000 incurred in 2000. The decrease in net earnings for the year ended December 31, 2000 was primarily attributable to nonrecurring merger costs of $3,561,000 related to the First Community Acquisition. Before these nonrecurring merger costs net income would have been $4,702,000, or a 10.3% increase from 1999. The Company's improved earnings performance, before nonrecurring merger costs, between 2000 and 1999 is primarily attributable to an increase in net interest income arising from a greater quantity of interest-earnings assets particularly in the loan segment. The Company believes that the demand for loans increased in the Banks' market areas due to a strong local economy as well as low interest rates. In addition to the growth in earning assets, a general improvement in operating efficiencies contributed to the Company's earnings performance.

        The following is a condensed summary of the statement of earnings along with selected profitability ratios:

Analysis of Net Income

	Year Ended December 31,
	2001	2000	1999
Net interest income	$31,863,000	$20,907,000	$17,717,000
Provision for loan losses	639,000	520,000	518,000
Other non-interest income	4,733,000	2,151,000	1,951,000
Net gains on sales of loans	444,000	314,000	353,000
Non-interest expenses	25,915,000	18,145,000	12,073,000
Income taxes	4,376,000	2,803,000	3,166,000
Net income	6,110,000	1,904,000	4,264,000
Return on average assets	0.92%	0.56%	1.44%
Return on average equity	16.33	7.01	17.46
Dividend payout ratio	29.3	76.6	28.6
Average equity to average assets at period end	5.61	7.99	8.27
Measures before after-tax nonrecurring merger costs
Return on average assets	0.92	1.38	1.44
Return on average equity	16.33	17.31	17.46
Dividend payout ratio	29.3	31.3	28.6

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

Analysis of Average Rates and Balances

	Average Balance	2001 Interest Income/ Expense	Interest Yields and Rates	Average Balance	2000 Interest Income/ Expense	Interest Yields and Rates	Average Balance	1999 Interest Income/ Expense	Interest Yields and Rates
ASSETS
Loans, net (1) and (2)	$395,337,000	$33,052,000	8.36%	$228,638,000	$23,980,000	10.49%	$187,811,000	$19,056,000	10.15%
Investment securities(2)	107,277,000	6,335,000	5.91	47,620,000	2,957,000	6.21	45,731,000	2,614,000	5.72
Federal funds sold	95,260,000	3,713,000	3.90	26,602,000	1,637,000	6.15	28,372,000	1,380,000	4.86
Deposits with financial institutions	286,000	14,000	4.90	4,227,000	257,000	6.08	6,512,000	355,000	5.45

Total interest earning assets	598,160,000	43,114,000	7.21	307,087,000	28,831,000	9.39	268,426,000	23,405,000	8.72

Noninterest earning assets	68,433,000			32,931,000			26,930,000

Total assets	666,593,000			340,018,000			295,356,000

LIABILITIES
Time deposits of $100,000 or more	58,398,000	2,747,000	4.70	28,779,000	1,810,000	6.29	25,680,000	1,253,000	4.88
All other interest-bearing deposits	303,019,000	7,113,000	2.35	172,190,000	5,741,000	3.33	154,692,000	4,395,000	2.84
Borrowings—Short-term	7,789,000	429,000	5.51	1,655,000	95,000	5.74	793,000	40,000	5.04
Borrowings—Long-term	9,508,000	962,000	10.12	2,623,000	278,000	10.60	—	—	—

Total interest-bearing liabilities	378,714,000	11,251,000	2.97	205,247,000	7,924,000	3.86	181,165,000	5,688,000	3.14

Noninterest-bearing deposits	239,394,000			104,518,000			87,466,000
Other liabilities	11,059,000			3,082,000			2,310,000
Shareholders' equity	37,426,000			27,171,000			24,415,000

Total liabilities and shareholders' equity	$666,593,000			$340,018,000			$295,356,000

Net interest rate spread			4.24%			5.53%			5.58%

Net interest income		$31,863,000			$20,907,000			$17,717,000

Net yield of interest-earning assets			5.33%			6.81%			6.60%

(1)
Includes nonaccrual loans and loan fees

(2)
Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material

        Net interest income before provision for loan losses was $31,863,000 for the year ended December 31, 2001 compared to $20,907,000 in 2000, an increase of $10,956,000 or 52.4%. The increase was attributable to an increase in average interest earning assets of $291,073,000 in 2001 compared to an increase of average interest bearing liabilities of $173,467,000, a net increase of $117,606,000. The rate earned on interest earning assets decreased to 7.21% in 2001 compared to 9.39% in 2000. The decrease was attributable to a decreased interest rate environment in 2001 over 2000 due to decreases in interest rates by the Federal Reserve Bank. Average net loans outstanding during 2001 was $395,337,000 and yielded 8.36% compared to average loans outstanding of $228,638,000 in 2000 that yielded 10.49%. The increase in average loans outstanding of $166,699,000 in

2001 was primarily due to the acquisitions of First Professional and First Charter, which accounted for $118,099,000 of the increase, and the remaining $48,600,000 was due to internal growth.

        Average investments outstanding during 2001 were $107,277,000 earning interest at a yield of 5.91%, compared with $47,620,000 and 6.21% in 2000. Average Federal funds sold were $95,260,000 and yielded 3.90% in 2001 compared with $26,602,000 and 6.15% in 2000. Average deposits with financial institutions were $286,000 and yielded 4.90% in 2001 compared to $4,227,000 and 6.08% in 2000. These changes in yields are comparable to the changes in interest rates in the general economy over the same period.

        Average outstanding interest-bearing liabilities were $378,714,000 and paid an average of 2.97% compared to $205,247,000 and 3.86% in 2000. The increase in average balances is primarily due to the acquisitions of First Professional and First Charter. These changes in interest costs are comparable to the changes in interest rates in the general economy over this period of time.

        Net interest income before provision for loan losses was $20,907,000 for the year ended December 31, 2000 compared to $17,717,000 in 1999, an increase of $3,190,000 or 18.0%. The increase was attributable to an increase in average interest earning assets of $38,661,000 in 2000 compared to an increase of average interest bearing liabilities of $24,082,000, a net increase of $14,579,000. The rate earned on interest earning assets increased to 9.39% in 2000 compared to 8.72% in 1999. The increase was attributable to an increased interest rate environment in 2000 over 1999 due to increases in interest rates by the Federal Reserve Bank. Average net loans outstanding during 2000 was $228,638,000 and yielded 10.49% compared to average loans outstanding of $187,811,000 in 1999 that yielded 10.15%. The increase in average loans outstanding of $40,827,000 in 2000 was due to a continued strong economic climate in Southern California throughout the year and the Company's successful efforts to exploit this economic climate.

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

        Average outstanding interest-bearing liabilities were $205,247,000 and paid an average of 3.86% compared to $181,165,000 and 3.14% in 1999. The increase in average balances is due to the general increase in economic activity in this period of time and the Company's success in taking advantage of this increase. These changes in interest costs are comparable to the changes in interest rates in the general economy over this period of time.

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

        The following table reflects changes in interest income and expense attributable to changes in volume and interest rates of significant interest-bearing assets and liabilities:

Analysis of Volume and Interest Rates

	2001 Compared to 2000 Attributable to Change			2000 Compared to 1999 Attributable to Change
	Total Change	In Volume	In Rate	Total Change	In Volume	In Rate
Loans, net (1) and (2)	$9,072,000	$17,484,000	$(8,412,000)	$4,924,000	$4,142,000	$782,000
Investment securities(2)	3,378,000	3,704,000	(326,000)	343,000	108,000	235,000
Federal funds sold	2,076,000	4,225,000	(2,149,000)	257,000	(86,000)	343,000
Deposits with financial institutions	(243,000)	(240,000)	(3,000)	(98,000)	(125,000)	27,000

Total	14,283,000	25,173,000	(10,890,000)	5,426,000	4,039,000	1,387,000

Time deposits of $100,000 or more	937,000	1,863,000	(926,000)	557,000	151,000	406,000
All other interest-bearing deposits	1,372,000	4,362,000	(2,990,000)	1,346,000	497,000	849,000
Other interest-bearing liabilities	1,018,000	1,135,000	(117,000)	333,000	162,000	171,000

Total	3,327,000	7,360,000	(4,033,000)	2,236,000	810,000	1,426,000

Changes in net interest income	$10,956,000	$17,813,000	$(6,857,000)	$3,190,000	$3,229,000	$(39,000)

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

        The Company provided $639,000 for loan losses for the year ended December 31, 2001 compared to $520,000 in the prior year. The allowance for loan losses was $11,209,000, or 2.23% of total loans outstanding, as of December 31, 2001, compared with an allowance for loan losses of $3,930,000, or 1.56% of total loans outstanding, as of December 31, 2000. This increase in the allowance for loan losses is primarily due the acquisitions of First Professional and First Charter. Net loans charged off in 2001 increased by $5,703,000 to $6,318,000 compared to $615,000 in net loans charged off for the year ended December 31, 2000. Included in the net loans charged off of $6,318,000 in 2001, $4,805,000 of First Professional loans were charged off during the first quarter associated with the First Professional acquisition.

        The Company provided $520,000 for loan losses for the year ended December 31, 2000 compared to $518,000 in the prior year. The small change in the provision for loan losses, even with the increase in loans and the small increase in impaired loans, is reflective of the improved credit quality of the

Company's loan portfolio during the year ended December 31, 2000. The allowance for loan losses was $3,930,000, or 1.56% of total loans outstanding, compared with an allowance for loan losses of $4,025,000, or 1.95% of total loans outstanding, as of December 31, 1999. Net loans charged off in 2000 increased by $337,000 to $615,000 compared to $278,000 in net loans charged off for the year ended December 31, 1999.

        Noninterest Income.    The following table sets forth the details of noninterest income for the years ended December 31, 2001 and 2000:

	For the years ended December 31,
	2001	2000	Increase (Decrease)
	(In thousands)
Noninterest Income:
Service charges on deposit accounts	$2,560	$1,185	$1,375
Merchant discount fees, net	327	107	220
SBA loan servicing fees	187	268	(81)
Gain on sale of loans	444	314	130
Other	1,659	591	1,068

Total noninterest income	$5,177	$2,465	$2,712

        Noninterest income increased $2,712,000, or 110.0%, to $5,177,000 for the year ended December 31, 2001 compared with $2,465,000 in 2000. The increase in income is due primarily to the acquisitions of First Professional and First Charter. SBA loan servicing fees decreased $81,000, or 30.2%, to $187,000 in 2001 compared with $268,000 in 2000. The primary reason for this decrease was the average decrease in SBA loans serviced by the Company in the current year. The increase in gain on sale of loans is due to the increase in SBA activity as a result of the lower interest rate environment in 2001.

        The following table sets forth the details of noninterest income for the year ended December 31, 2000 and 1999:

	For the years ended December 31,
	2000	1999	Increase (Decrease)
	(In thousands)
Noninterest Income:
Service charges on deposit accounts	$1,185	$1,175	$10
Merchant discount fees, net	107	84	23
SBA loan servicing fees	268	170	98
Gain on sale of loans	314	353	(39)
Other	591	522	69

Total noninterest income	$2,465	$2,304	$161

        Noninterest income increased $161,000, or 7.0%, to $2,465,000 for the year ended December 31, 2000 compared with $2,304,000 in 1999. SBA loan servicing fees increased $98,000, or 57.6%, to $268,000 in 2000 compared with $170,0000 in 1999. The primary reason for this increase was the increase in SBA loans serviced by the Company from current year and prior year loan sales. Merchant discount fees, net of expenses, increased $23,000, or 27.4%, to $107,000 in 2000 compared with $84,000 in 1999 due to the increased activity of the Company's merchant customer base. The decline in gain on sale of loans is due to the decline in SBA activity as a result of the higher interest rate environment in

2000. Other noninterest income increased $69,000, or 13.2%, in 2000 to $591,000 compared with $522,000 in 1999. The increase was attributable to small increases in several other income categories.

        Noninterest Expense.    The following table sets forth the details of noninterest expense for the years ended December 31, 2001 and 2000:

	For the years ended December 31,
	2001	2000	Increase (Decrease)
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$13,285	$6,673	$6,612
Occupancy	3,365	1,563	1,802
Furniture and equipment	1,438	892	546
Legal expenses	605	229	376
Other professional services	2,964	1,685	1,279
Stationery, supplies and printing	662	418	244
Advertising	490	435	55
Real estate owned and property held for sale	47	356	(309)
Insurance	288	128	160
Loss on sale of securities	—	11	(11)
Merger costs	—	3,561	(3,561)
Goodwill amortization	207	—	207
Other	2,564	2,194	370

Total noninterest expense	$25,915	$18,145	$7,770

        Total noninterest expenses increased $7,770,000, or 42.8%, to $25,915,000 for 2001 compared with $18,145,000 in 2000. The increases in the noninterest expense categories are due primarily to the acquisitions of First Professional and First Charter offset by nonrecurring merger costs in 2000 of $3,561,000.

        The following table sets forth the details of noninterest expense for the years ended December 31, 2000 and 1999:

	For the years ended December 31,
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

        Total noninterest expenses increased $6,072,000, or 50.3%, to $18,145,000 for 2000 compared with $12,073,000 in 1999. Included in the year 2000 noninterest expense was $3,561,000 in pre-tax, non-recurring expenses associated with the merger of Rancho Santa Fe and First Community. Salaries and employee benefits increased $1,050,000, or 18.7%, to $6,673,000 in 2000 compared with $5,623,000 in 1999. This increase is a result of increased staff levels necessary to accommodate the increased level of business at the Company and required to manage a larger company.

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

        Advertising increased $130,000, or 42.6%, in 2000 to $435,000 compared with $305,000 in 1999. The increase was a result of the Company's plan to become recognized as "The Community Bank" as competitors are being purchased by larger institutions. Real estate owned and property held-for-sale expenses increased $174,000, or 95.6%, to $356,000 in 2000 compared with $182,000 in 1999. The Company wrote down its other real estate owned to the current market value of the properties.

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

        Income Taxes.    The provision for income taxes was $4,376,000, $2,803,000, and $3,166,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Effective tax rates were 41.7%, 59.5%, and 42.6% for the years ended December 31, 2001, 2000 and 1999, respectively. The effective tax rate in 2000 is higher than the previous year and current year due to the nondeductability of certain merger costs.

Financial Condition

        Loans.    The following table presents the balance of each major category of loans at the dates indicated:

	2001 Amount	% of Loans	2000 Amount	% of Loans	1999 Amount	% of Loans	1998 Amount	% of Loans	1997 Amount	% of Loans
	(Dollars in thousands)
Loan Category:
Commercial	$245,748	49%	$118,827	47%	$94,657	46%	$86,946	51%	$80,247	53%
Real estate—construction	84,241	17	47,989	19	38,464	19	31,492	18	48,452	32
Real estate—mortgage	160,521	32	79,458	32	67,235	32	48,060	28	19,066	12
Consumer	11,580	2	4,911	2	6,293	3	5,121	3	3,944	3

Total gross loans	502,090	100%	251,185	100%	206,649	100%	171,619	100%	151,709	100%
Less allowance for loan losses	(11,209)		(3,930)		(4,025)		(3,785)		(3,382)
Less deferred loan fees	(350)		(633)		(547)		(639)		(645)

Total net loans	$490,531		$246,622		$202,077		$167,195		$147,682

        The Company's loan portfolio net of allowance for loan losses, deferred fees and costs totaled $490,531,000 as of December 31, 2001. This represents an increase of $243,909,000, or 98.9%, compared to December 31, 2000. The First Professional and First Charter acquisitions accounts for approximately $160,000,000 of the increase. The remaining increase, approximately $84,000,000, was due to internal growth. Loans have increased consistently over the past five years. In 2000, net loans increased $44,545,000, or 22.0%, compared with 1999. The Company focuses on small to medium sized commercial and real estate secured lending and loans guaranteed by the Small Business Administration.

        The following table presents the Company's interest rate sensitivity analysis at the dates indicated with respect to individual categories of loans and provides separate analyses with respect to fixed interest rate loans and floating interest rate loans:

Loan Repricing or Maturing
As of December 31, 2001

	Repricing or Maturing In
	1 year or less	Over 1 to 5 years	Over 5 years	Total
Loan Category:
Commercial	$227,701,000	$9,856,000	$8,191,000	$245,748,000
Real estate—construction	83,312,000	—	929,000	84,241,000

Total	$311,013,000	$9,856,000	$9,120,000	$329,989,000

	Fixed Rate	Floating Rate	Total
Commercial	$24,729,000	$221,019,000	$245,748,000
Real estate—construction	10,047,000	74,194,000	84,241,000

Total	$34,776,000	$295,213,000	$329,989,000

        Nonperforming Loans.    The following table sets forth certain information with respect to the Company's nonaccrual loans and accruing loans for which payments of principal and interest were contractually past due 90 days or more:

Nonperforming Loans

	December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Nonaccrual loans	$4,672	$2,271	$1,845	$559	$490
Loans past due 90 days or more and still accruing	—	—	75	243	408

Nonperforming loans	$4,672	$2,271	$1,920	$802	$898

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

        Interest income of $596,000, $413,000 and $158,000 would have been recorded for the years ended December 31, 2001, 2000 and 1999, respectively, if nonaccrual loans had been performing in accordance with their original terms. Interest income of $110,000 $60,000 and $76,000 was recorded on loans subsequently transferred to a nonaccrual status for the years ended December 31, 2001, 2000 and 1999, respectively.

        On December 31, 2001, the Company had $4,672,000 of loans on nonaccrual status, compared to $2,271,000 and $1,845,000 on December 31, 2000 and 1999, respectively. As of December 31, 2001 and 2000, there were no loans past due over 90 days and still accruing interest. On December 31, 1999, the Company had $75,000 of loans that were past due 90 days or more and still accruing interest, compared to $243,000 on December 31, 1998.

        Allowance for Loan Losses.    The Company's allowance is available to absorb future loan losses. The current level of the allowance for loan losses is a result of management's assessment of the risk within the loan portfolio based on the information obtained in the credit reporting processes. The Company utilizes a risk-rating system on loans and a monthly credit review and reporting process. This assessment of risk takes into account the composition of the loan portfolio, review of specific problem loans, previous loan experience, current and anticipated economic conditions and other factors which, in management's judgment, deserve recognition.

        The following table presents the changes in the Company's allowance for loan losses as of the dates indicated:

Analysis of Allowance for Loan Losses

	December 31,
	2000	2000	1999	1998	1997
	(dollars in thousands)
Balance at beginning of year	$3,930	$4,025	$3,785	$3,382	$3,194
Loans charged off:
Commercial	(6,839)	(573)	(480)	(664)	(274)
Real estate—construction	—	—	—	—	—
Real estate—mortgage	(140)	—	(60)	—	—
Consumer	(490)	(36)	(52)	(32)	(25)
Small Business Administration, unguaranteed portion held for investment	(52)	(99)	—	—	—

Total loans charged off	(7,521)	(708)	(592)	(696)	(299)

Recoveries on loans charged off:
Commercial	1,168	81	277	150	153
Real estate—construction		4	—	—	—
Real estate—mortgage	6	—	—	—	20
Consumer	29	8	37	8	4
Small Business Administration, unguaranteed portion held for investment	—	—	—	—	—

Total recoveries on loans charged off	1,203	93	314	158	177

Net loans charged off	(6,318)	(615)	(278)	(538)	(122)

Provision for loan losses	639	520	518	941	310
Additions due to acquisitions	12,958	—	—	—	—

Balance at end of year	$11,209	$3,930	$4,025	$3,785	$3,382

Ratios:
Allowance for loan losses as a % of total loans at year end	2.23%	1.56%	1.95%	2.21%	2.24%
Net loans charged off to average loans	1.60%	0.26%	0.15%	0.33%	0.09%

        The allowance for loan losses at December 31, 2001 was $11,209,000 or 2.23% of total loans outstanding, net of deferred fees and costs, an increase from $3,930,000 or 1.56% of total loans, net of deferred fees and costs, at the end of 2000. The increase in the allowance for loan losses as a percentage of total loans, net of deferred fees and costs, is primarily due to the First Professional and First Charter acquisitions. Management believes that the allowance for loan losses of $11,209,000 at December 31, 2001 is adequate to cover known and inherent risks in the loan portfolio.

        The following table allocates the allowance for loan losses based on management's judgment of potential losses in the respective areas. While management has allocated reserves to various portfolio segments for purposes of this table, the allowance for loan losses is general and is available for the portfolio in its entirety:

Allocation of Allowance for Loan Losses

	Commercial	Real Estate	Consumer	Small Business Administration	Total
	(dollars in thousands)
At December 31,
2001
Allowance for loan losses	$7,182	$3,604	$170	$253	$11,209
% of loans in each category to total loans	64%	32%	2%	2%	100%
2000
Allowance for loan losses	$1,563	$2,006	$84	$277	$3,930
% of loans in each category to total loans	40%	51%	2%	7%	100%
1999
Allowance for loan losses	$1,622	$1,430	$356	$617	$4,025
% of loans in each category to total loans	40%	36%	9%	15%	100%
1998
Allowance for loan losses	$1,894	$757	$379	$755	$3,785
% of loans in each category to total loans	50%	20%	10%	20%	100%
1997
Allowance for loan losses	$1,693	$676	$339	$674	$3,382
% of loans in each category to total loans	50%	20%	10%	20%	100%

        Investment Portfolio.    The investment activities of the Company are designed to assist in maximizing income consistent with quality and liquidity requirements, to supply collateral to secure public funds, to provide a means for balancing market and credit risks and to provide consistent income and market value throughout changing economic times.

        The Company's portfolio consists of U.S. Treasury and U.S. Government agency obligations, mortgage-backed securities, obligations of states and political subdivisions, and Federal Reserve Bank and Federal Home Loan Bank stock. First Community's investment portfolio contains no investments in any one issuer in excess of 10% of the Company's total equity. Exempt from this calculation are securities of the U.S. Treasury and U.S. government agencies.

        The following table presents the composition of the Company's investment portfolio at the dates indicated:

Investment Portfolio

	December 31,
	2001	2000	1999
U.S. Treasury and government agency securities	$11,920,000	$34,300,000	$36,783,000
States and political subdivisions	2,896,000	347,000	349,000
Corporate bonds	—	—	504,000
Equity securities	—	425,000	—
Federal Reserve Bank Stock	1,358,000	593,000	725,000
Federal Home Loan Bank Stock	779,000	320,000	510,000
Mortgage backed securities	111,640,000	10,328,000	11,692,000

Total Investments	$128,593,000	$46,313,000	$50,563,000

        For the investment portfolio as of December 31, 2001, the following table presents a summary of yields and maturities:

Analysis of Investment Yields and Maturities
December 31, 2001

	One Year or Less		One Year Through Five Years		Five Years Through Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and government agency securities	$517,000	6.34%	$9,357,000	5.59%	$—	—	$2,046,000	5.57%	$11,920,000	5.62%
States and political subdivisions	—	—	—	—	2,896,000	4.45%	—	—	2,896,000	4.45%

Total investments(1)	$517,000	6.34%	$9,357,000	5.59%	$2,896,000	4.45%	$2,046,000	5.57%	$14,816,000	5.39%

(1)
Yields on securities have not been adjusted to a fully tax-equivalent basis because the impact is not material

        Deposits.    The following table presents a summary of the Company's average deposits as of the dates indicated and average rate paid:

Analysis of Average Deposits

	December 31,
	2001		2000		1999
	Amount	Rate	Amount	Rate	Amount	Rate
Non-interest bearing	$239,394,000	—	$104,518,000	—	$87,466,000	—
Savings deposits	30,162,000	1.43%	12,386,000	1.63%	11,567,000	1.62%
Market rate deposits	234,260,000	2.08	129,496,000	3.25	115,333,000	2.56
Time deposits <$100,000	38,597,000	4.69	30,308,000	4.40	27,792,000	4.51
Time deposits >$100,000	58,398,000	4.70	28,779,000	6.29	25,680,000	4.88

Total deposits	$600,811,000	1.64%	$305,487,000	2.47%	$267,838,000	2.11%

        For time deposits $100,000 or more, the following table presents a summary of maturities for the time periods indicated:

Maturity of Time Deposits of $100,000 or More

	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
December 31, 2001	$43,459,000	$14,723,000	$8,374,000	$405,000	$66,961,000

        Average deposits for the period through December 31, 2001 were $600,811,000 compared with $305,487,000 in 2000, an increase of $295,324,000 or 96.7%. This significant increase in average deposits is due primarily to the acquisitions of First Professional and First Charter. Average deposits for the period through December 31, 2000 were $305,487,000 compared with $267,838,000 in 1999, an increase of $37,649,000 or 14.1%. This increase was due to the Company's continuing business development activities.

        Borrowings.    The Company and the Banks have various lines of credit available. The Company also borrows funds from time to time on a short term or overnight basis from the FHLB or other financial institutions.

        Federal Funds Arrangements with Commercial Banks.    As of December 31, 2001 and 2000, the Company had unsecured lines of credit in the amount of $23,000,000 and $14,000,000, respectively, from correspondent banks. These lines are renewable annually. As of December 31, 2001, 2000 and 1999, there were no balances outstanding. The average balances were $11,000, $462,000 and $82,000 in 2001, 2000 and 1999, respectively. The highest balance at any month-end was $0, $10,400,000, and $700,000 in 2001, 2000 and 1999, respectively. The average rate paid was 1.70%, 5.90% and 4.90% in 2001, 2000 and 1999, respectively

        Borrowing arrangements at the Federal Reserve Discount Window.    As of December 31, 2001 and 2000, the Company had a Fed discount limit of approximately $3,971,000 and $4,737,000, respectively, none of which was used in 2001 or 2000.

        Federal Home Loan Bank Lines of Credit.    As of December 31, 2001 and 2000, the Company had a Federal Home Loan Bank limit of approximately $9,942,000 and $15,551,000, respectively, none of which was outstanding as of December 31, 2001 or 2000 and none of which was used during 2001 or 2000. The availability of the lines of credit, as well as adjustments in deposit programs, provide for liquidity in the event that the level of deposits should fall abnormally low. These sources provide that funding thereof, may be withdrawn depending upon the financial strength of the Company.

        Treasury, Tax and Loan Note.    The Company participates in the Treasury, Tax and Loan Note program. The Company has a limit of $1,700,000 at the Federal Reserve Bank. Treasury, Tax and Loan balances fluctuate based on the amounts deposited by customers and the amounts called for payment by the Federal Reserve Bank. As of December 31, 2001, 2000 and 1999, the balance outstanding under the Note program was $431,000 $1,689,000 and $1,657,000, respectively. The average balances under the Note program were $719,000 in 2001, $800,000 in 2000 and $711,000 in 1999. The highest balance at any month-end was $1,437,000 in 2001 and $1,700,000 in 2000 and 1999. The average rate paid was 3.78%, 5.30% and 5.00% in 2001, 2000 and 1999, respectively.

        Revolving Line of Credit.    In May 2000 the Company executed a Revolving Credit Agreement with The Northern Trust Company for $5,000,000. Shares of common stock of Rancho Santa Fe have been pledged as collateral against the Revolving Credit Agreement. In January 2001 the Company executed the first Amendment to the Revolving Credit Agreement increasing the credit line to $10,000,000 and modifying certain covenants to reflect the Company's larger size and the Professional Merger. Shares of common stock of First Community have been pledged as additional collateral against the Revolving Credit Agreement. The loan agreement contains covenants that impose certain restrictions on activities of the Company and its financial condition. Such covenants include minimum net worth ratios, maximum debt ratios, a minimum return on average assets, a dividend limitation and minimum and maximum credit quality ratios. As of December 31, 2001 the Company, and where applicable, its subsidiaries were in compliance with each of such covenants or had obtained the appropriate waivers. The maximum outstanding amount during 2001 and 2000 was $7,650,000 and $2,450,000, respectively. The average outstanding amount during 2001and 2000 was $5,383,000 and $305,000, respectively. The loan bears interest at the prime rate less 75 basis points. As of December 31, 2001 and 2000, the interest rates were 4.00% and 8.75%, respectively. The Company pays a fee of 25 basis points on the unused amount. At December 31, 2001 and 2000, there were no outstanding balances under this line of credit.

Trust Preferred Securities

        In September 2000 the Company issued $8,000,000 of trust preferred securities bearing a fixed interest rate of 10.60% and maturing in thirty years. These instruments were issued to fund part of the Professional Merger.

        In November 2001 the Company issued $10,000,000 of trust preferred securities bearing a variable interest rate, which is reset semi-annually, at the 6-Month LIBOR plus 3.75%, provided the rate will not exceed 11% through December 2006, and maturing in thirty years. The initial interest rate was set at approximately 6.00% and the next interest rate reset date is June 8, 2002.

        In December 2001 the Company issued another $10,000,000 of trust preferred securities bearing a variable interest rate, which is reset quarterly, at the 3-Month LIBOR plus 3.60%, provided the rate will not exceed 12.50% through December 2006, and maturing in thirty years. The initial interest rate was set at 5.60% and the next interest rate reset date is March 18, 2002.

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

        The following table presents regulatory capital requirements and risk-based capital levels of the Company:

	Adequately Capitalized	Well Capitalized	The Company
	Regulatory Requirements		Actual
December 31, 2001
Tier 1 leverage capital ratio	4.00%	5.00%	8.28%
Tier 1 risk-based capital ratio	4.00%	6.00%	11.27%
Total risk-based capital	8.00%	10.00%	14.36%

        As of December 31, 2001, the Company exceeded each of the capital requirements of the Federal Reserve Board and was deemed to be "well capitalized." In addition, each of the Banks exceeded the capital requirements of its primary federal banking regulator and was deemed to be "well capitalized."

Liquidity.

        Liquidity management requires an ability to meet financial commitments when contractually due and to respond to other demands for funds. The Company has an Asset/Liability Management Committee responsible for managing balance sheet and off-balance sheet commitments to meet the needs of customers while achieving the Company's financial objectives. The Company's Asset /Liability Management Committees meet regularly to review funding capacities, current and forecasted loan demand and investment opportunities.

        Funds are held in cash and cash equivalents, which are comprised of cash on hand, cash due from banks and federal funds sold. Cash and cash equivalents at December 31, 2001 totaled $104,703,000, or 13.6% of total assets, compared with $52,655,000, or 14.7%, at December 31, 2000. Deposits increased during 2001 to $677,167,000 an increase of $360,229,000 or 113.7%. Loans, net of deferred loan fees, increased to $501,740,000 an increase of $251,188,000 or 100.3% during 2001. Investments also increased in 2001 to $128,593,000 from $46,313,000 in 2000, an increase of $82,280,000 or 177.7%. All of these increases are due primarily due to the acquisitions of First Professional and First charter, as well as, the issuance of an additional $20,000,000 of trust preferred securities.

        As an additional source of liquidity, the Banks maintains lines of credit for $23,000,000 with correspondent banks for purchase of overnight funds. These lines are subject to availability of funds. The Banks also have a combined Fed discount window limit of approximately $3,971,000 as well as a credit line with the Federal Home Loan Bank which would allow the Banks to borrow up to approximately $9,942,000. Historically, the Banks has infrequently used its borrowing capabilities. The Company has a revolving line of credit with Northern Trust Company of Chicago.

        The ability of the Company to obtain funds for the payment of dividends and for other cash requirements is largely dependent upon its earnings. Dividends paid by a national bank such as Rancho Santa Fe and Pacific Western, are regulated by the Office of the Comptroller of the Currency under its general supervisory authority as it relates to a bank's capital requirements. A national bank may declare a dividend without the approval of the Office of the Comptroller of the Currency as long as the total dividends declared in a calendar year does not exceed the total of net profits for that year combined with the retained profits for the preceding two years.

        The Company defines "Cash Liquidity" as cash and cash equivalents plus securities less pledged assets and the reserve requirement divided by total deposits and borrowings less assets, mainly securities and loans, pledged for deposit balances. The Company manages Cash Liquidity on a consolidated basis and will sell or borrow federal funds between the Banks and will participate in loans based upon the liquidity needs of each of the Banks subject to certain regulatory limitations. At December 31, 2001, Cash Liquidity at the Company was 30.2% compared to Cash Liquidity of 22.2% at December 31, 2000. The increase in Cash Liquidity from $64,843,000 at December 31, 2000 to $203,513,000 at December 31, 2001 was primarily due to the acquisition of First Professional. At the time of acquisition, First Professional had Cash Liquidity of approximately 41%.

        The Company's primary sources of liquidity are the receipt of dividends from the Banks, the ability to raise capital and a revolving line of credit (See "—Borrowings"). The availability of dividends from the Banks is limited by various statutes and regulations of state and federal law (See "Item 5. Market For Registrant's Common Equity and Related Stockholders Matters—Dividends"). During 2001 the Company received additional dividends of $1,500,000 from Rancho Santa Fe and $500,000 from First Community Bank of the Desert. (See Note 9 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" and "—Liquidity, Interest Rate Risk and Market Risk").

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

        Management uses various asset/liability strategies to manage the repricing characteristics of its assets and liabilities to ensure that exposure to interest rate fluctuations is limited within the Company guidelines of acceptable levels of risk-taking. Hedging strategies, including the terms and pricing of loans and deposits, and managing the deployment of its securities, are used to reduce mismatches in interest rate repricing opportunities of portfolio assets and their funding sources. When appropriate, management may utilize instruments such as interest rate floors, caps and swaps to hedge its interest rate position. A Board of Directors approved hedging policy statement governs the use of these instruments. As of December 31, 2001, the Company had not utilized any interest rate swap or other such financial derivative to alter its interest rate risk profile.

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

        The following table sets forth the distribution of repricing opportunities of the Company's interest-earning assets and interest-bearing liabilities, the interest rate sensitivity gap for the period (i.e., interest rate sensitive assets less interest rate sensitive liabilities), the cumulative interest rate sensitivity gap and the cumulative gap as a percentage of total assets and total interest-earning assets as of December 31, 2001. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the behavior of customers in response to changes in interest rates. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on the net interest margins of the Company.

Interest Rate Sensitivity
As of December 31, 2001

	Less than 3 months	3 months to 1 year	1 to 5 years	Over 5 years	Non-rate Sensitive	Total
	(Dollars in thousands)
Repricing Interval
Deposits with financial institutions	$190	$—	$—	$—	$—	$190
Federal funds sold	36,190	—	—	—	—	36,190
Investment securities	13,788	32,276	66,919	13,473	—	126,456
Loans, gross	439,032	25,556	29,765	7,737	—	502,090

Total rate sensitive assets	489,200	57,832	96,684	21,210	—	664,926
All other assets	—	—	—	—	105,291	105,291

Total assets	$489,200	$57,832	$96,684	$21,210	$105,291	$770,217

Savings & NOW deposits	$53,879	$19,963	$—	$—	$—	$73,842
Money market deposits	210,053	—	—	—	—	210,053
Time deposits under $100,000	27,738	20,832	2,121	4	—	50,695
Time deposits of $100,000 or more	43,459	23,097	405	—	—	66,961
Other interest-bearing liabilities	20,108	323	671	8,000	—	29,102

Total rate sensitive liabilities	355,237	64,215	3,197	8,004	—	430,653
All other liabilities	—	—	—	—	284,267	284,267
Shareholders' equity	—	—	—	—	55,297	55,297

Total liabilities and shareholders' equity	$355,237	$64,215	$3,197	$8,004	$339,564	$770,217

Period gap	$133,963	$(6,383)	$93,487	$13,206	$(234,273)
Cumulative gap	133,963	127,579	221,066	234,273
Cumulative rate sensitive gap as a % of total assets	17%	17%	29%	30%

Note: All amounts are reported at their contractual maturity or repricing periods. This analysis makes certain assumptions as to interest rate sensitivity of savings and NOW accounts which have no stated maturity and have had very little price fluctuation in the past three years. Money market accounts are repriced at discretion of management and generally are more rate sensitive.

        At December 31, 2001, the Company had $547,032,000 million in assets and $419,452,000 million in liabilities repricing within one year. This means that $127,579,000 million more of the Company's interest rate sensitive assets than the Company's interest rate sensitive liabilities will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). The ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year at December 31, 2001 is 130%. Interest income is likely to be affected to a greater extent than interest expense for any changes in interest rates within one year from December 31, 2001. If rates were to fall during this period, interest income would decline by a greater amount than interest expense and net income would decrease. Conversely, if rates were to rise, the opposite would apply.

        Management is continuing to take steps to reduce the positive gap of the Company by lengthening the maturities in its investment portfolio and originating more fixed rate assets. Management strives to maintain a balance between its interest-earning assets and interest-bearing liabilities in order to minimize the impact on net interest income due to changes in market rates. Management realizes that its deposit base has large non-interest costing balances which increase its margins, but make it more difficult for the Company to maintain the net interest margin in a falling interest rate environment.

While stability of the Company's margin is desirable, management will constantly evaluate the cost trade-off hedging away its advantage in non-interest costing balances.

        In order to measure interest rate risk at December 31, 2001, the Company also used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net interest income forecasted using a rising and a falling interest rate scenario and net interest income forecast using a base market interest rate derived from the current treasury yield curve. For the rising and falling interest rate scenarios, the base market interest rate forecast was increased or decreased, on an instantaneous and sustained basis, by 100 and 200 basis points. At December 31, 2001, the Company's net interest income exposure related to these hypothetical changes in market interest rate was slightly outside the current guidelines established by the Banks. The Asset/Liability Committee has made the determination to remain more asset sensitive in the short term due to the expected growth in loans and the current low rate environment.

Sensitivity for Net Interest Income
(Dollars in thousands)

Interest Rate Scenario	Adjusted Net Interest Income	Percentage Change from Base	Net Interest Margin Percent	Net Interest Margin change from Base
Down 200 basis points	$26,705	(18.7%)	3.89%	(0.89%)
Down 100 basis points	30,777	(6.3)	4.49	(0.30)
BASE	32,841	—	4.79	—
Up 100 basis points	33,994	3.5	4.96	0.17
Up 200 basis points	36,495	11.1	5.32	0.53

        The Company measures the impact of market interest rate changes on the net present value of estimated cash flows from its assets, liabilities and off-balance sheet items, defined as market value of equity, using a simulation model. This simulation model assesses the changes in market value of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease in market interest rates of 100 and 200 basis points. At December 31, 2001, the Company's market value of equity exposure related to these changes in market interest rates was within the current guidelines established by the Banks.

Market Value of Portfolio Equity
(Dollars in Thousands)

Interest Rate Scenario	Market Value	Percentage Change from Base	Percentage of Total Assets	Percentage of Portfolio Equity Book Value
Down 200 basis points	$73,417	(17.1%)	9.5%	132.8%
Down 100 basis points	82,223	(7.2)	10.6	148.7
BASE	88,589	—	11.4	160.2
Up 100 basis points	93,784	5.9	12.1	169.6
Up 200 basis points	96,608	9.1	12.5	174.7

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

The Board of Directors
First Community Bancorp:

        We have audited the accompanying consolidated balance sheets of First Community Bancorp and subsidiaries (the "Company") as of December 31, 2001 and 2000 and the related consolidated statements of earnings, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Bancorp and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

                      /s/ KPMG LLP

San Diego, California
February 8, 2002, except
    as to Note 24 of the
    notes to the financial
    statements, which is as of
    March 7, 2002.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2001 and 2000

	2001	2000
Assets
Cash and due from banks (note 15)	$68,513,000	$35,752,000
Federal funds sold	36,190,000	16,903,000

Total cash and cash equivalents	104,703,000	52,655,000
Time deposits in financial institutions	190,000	495,000
Investments:
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	2,137,000	913,000
Securities available-for-sale, at fair value (note 2)	116,775,000	40,428,000
Securities held-to-maturity, at amortized cost (note 3)	9,681,000	4,972,000

Total investments	128,593,000	46,313,000
Loans (note 4)	501,740,000	250,552,000
Less allowance for loan losses (note 4)	11,209,000	3,930,000

Net loans	490,531,000	246,622,000
Premises and equipment, net (note 5)	5,914,000	5,027,000
Other real estate owned, net (note 4)	3,075,000	1,031,000
Deferred income taxes (note 8)	4,940,000	2,222,000
Accrued interest	2,769,000	2,278,000
Goodwill (note 19)	9,793,000	—
Cash surrender value of life insurance	9,829,000	—
Other assets	9,880,000	1,644,000

Total assets	$770,217,000	$358,287,000

Liabilities and Shareholders' Equity
Deposits (notes 3 and 6):
Noninterest bearing	$275,616,000	$114,042,000
Interest bearing	401,551,000	202,896,000

Total deposits	677,167,000	316,938,000
Interest payable and other liabilities	8,651,000	3,888,000
Borrowings (note 9)	1,102,000	1,689,000
Trust preferred securities (note 9)	28,000,000	8,000,000

Total liabilities	714,920,000	330,515,000

Shareholders' equity (notes 10, 16 and 18):
Serial preferred stock, no par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, no par value. Authorized 15,000,000 shares; issued and outstanding 5,277,360 and 3,971,421 shares as of December 31, 2001 and 2000, respectively	43,137,000	20,402,000
Accumulated other comprehensive income (loss), net unrealized gains (losses) on securities available-for-sale, net (note 2)	308,000	(62,000)
Retained earnings	11,852,000	7,432,000

Total shareholders' equity	55,297,000	27,772,000
Commitments and contingencies (notes 13, 14 and 17)

Total liabilities and shareholders' equity	$770,217,000	$358,287,000

See accompanying notes to consolidated financial statements.

FIRSTCOMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Earnings

Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Interest income:
Interest and fees on loans	$33,052,000	$23,980,000	$19,056,000
Interest on federal funds sold	3,713,000	1,637,000	1,380,000
Interest on time deposits in financial institutions	14,000	257,000	355,000
Interest on investment securities	6,335,000	2,957,000	2,614,000

Total interest income	43,114,000	28,831,000	23,405,000

Interest expense:
Deposits (note 6)	9,860,000	7,551,000	5,648,000
Short-term borrowings (note 9)	429,000	95,000	40,000
Trust preferred securities (note 9)	962,000	278,000	—

Total interest expense	11,251,000	7,924,000	5,688,000

Net interest income before provision for loan losses	31,863,000	20,907,000	17,717,000
Provision for loan losses (note 4)	639,000	520,000	518,000

Net interest income after provision for loan losses	31,224,000	20,387,000	17,199,000

Noninterest income:
Service charges on deposit accounts	2,560,000	1,185,000	1,175,000
Merchant discount fees, net	327,000	107,000	84,000
SBA loan servicing fees	187,000	268,000	170,000
Gain on sale of loans	444,000	314,000	353,000
Increase in cash surrender value of life insurance	257,000	—	—
Other	1,402,000	591,000	522,000

Total noninterest income	5,177,000	2,465,000	2,304,000

Noninterest expense:
Salaries and employee benefits	13,285,000	6,673,000	5,623,000
Occupancy	3,365,000	1,563,000	1,496,000
Furniture and equipment	1,438,000	892,000	687,000
Legal expenses	605,000	229,000	285,000
Other professional services	2,964,000	1,685,000	1,184,000
Stationery, supplies and printing	662,000	418,000	395,000
Advertising	490,000	435,000	305,000
Real estate owned and property held-for-sale	47,000	356,000	182,000
Insurance	288,000	128,000	120,000
Loss on sale of securities (note 2)	—	11,000	2,000
Merger costs	—	3,561,000	—
Goodwill amortization	207,000	—	—
Other	2,564,000	2,194,000	1,794,000

Total noninterest expense	25,915,000	18,145,000	12,073,000

Earnings before income taxes	10,486,000	4,707,000	7,430,000
Income taxes (note 8)	4,376,000	2,803,000	3,166,000

Net earnings	$6,110,000	$1,904,000	$4,264,000

Basic earnings per share (note 12)	$1.30	$0.49	$1.10

Diluted earnings per share (note 12)	$1.23	$0.47	$1.05

See accompanying notes to consolidated financial statements.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity and Comprehensive Income

Years ended December 31, 2001, 2000 and 1999

	Common Stock
			Accumulated other comprehensive income (loss)	Retained Earnings		Comprehensive income
	Shares	Amount			Total
Balance at December 31, 1998	3,854,092	$18,772,000	$31,000	$4,030,000	$22,833,000	$3,625,000
Net earnings	—	—	—	4,264,000	4,264,000	4,264,000
Exercise of stock options	24,167	96,000	—	—	96,000
Transfer pursuant to regulatory guidelines (note 16)	—	526,000	—	(526,000)	—
Cash dividends paid	—	—	—	(742,000)	(742,000)
Other comprehensive income, net unrealized losses on securities available-for-sale, net of tax effect of $432,000	—	—	(596,000)	—	(596,000)	(596,000)

Balance at December 31, 1999	3,878,259	19,394,000	(565,000)	7,026,000	25,855,000	3,668,000
Net earnings	—	—	—	1,904,000	1,904,000	1,904,000
Exercise of stock options and warrants	93,162	306,000	—	—	306,000
Transfer pursuant to regulatory guidelines (note 16)	—	342,000	—	(342,000)	—
Cash dividends paid	—	—	—	(1,156,000)	(1,156,000)
Tax benefits of exercise of Stock options and warrants	—	360,000	—	—	360,000
Other comprehensive income, net unrealized gains on securities available-for-sale, net of tax effect of $364,000	—	—	503,000	—	503,000	503,000

Balance at December 31, 2000	3,971,421	20,402,000	(62,000)	7,432,000	27,772,000	2,407,000
Net earnings	—	—	—	6,110,000	6,110,000	6,110,000
Exercise of stock options	139,583	1,035,000	—	—	1,035,000
Equity issuance—First Professional acquisition	504,747	7,475,000	—	—	7,475,000
Equity issuance—First Charter acquisition	661,609	14,225,000	—	—	14,225,000
Cash dividends paid	—	—	—	(1,690,000)	(1,690,000)
Other comprehensive income, net unrealized gains on securities available-for-sale, net of tax effect of $267,000	—	—	370,000	—	370,000	370,000

Balance at December 31, 2001	5,277,360	$43,137,000	$308,000	$11,852,000	$55,297,000	$6,480,000

See accompanying notes to consolidated financial statements.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999
Cash flows from operating activities:
Net earnings	$6,110,000	$1,904,000	$4,264,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,566,000	1,198,000	893,000
Net amortization (accretion) on investment securities	386,000	(56,000)	(142,000)
Provision for loan losses	639,000	520,000	518,000
Gain on sale of loans	(444,000)	(314,000)	(353,000)
Gain on sale of premises and equipment	(29,000)	—	—
Real estate valuation adjustments	—	284,000	159,000
Loss (gain) on sale/call of securities	(17,000)	11,000	2,000
Proceeds on sale of loans	7,363,000	4,780,000	4,607,000
Originations of SBA loans	(1,257,000)	(4,140,000)	(1,935,000)
Decrease (increase) in interest receivable and other assets	584,000	(857,000)	(735,000)
(Decrease) increase in deferred income taxes	490,000	(31,000)	(925,000)
Increase (decrease) in interest payable and other liabilities	(3,127,000)	1,270,000	(272,000)
Dividends on FRB stock	(65,000)	—	—

Net cash provided by operating activities	12,199,000	4,569,000	6,081,000

Cash flows provided by (used in) investing activities:
Net increase in loans outstanding	(91,740,000)	(45,391,000)	(37,719,000)
Maturities of time deposits in financial institutions	3,746,000	7,007,000	5,143,000
Purchases of time deposits in financial institutions	—	—	(7,205,000)
Maturities of securities held-to-maturity	9,877,000	12,503,000	5,700,000
Purchases of securities held-to-maturity	—	(2,614,000)	(14,719,000)
Proceeds from sale of securities available-for-sale	—	1,489,000	1,499,000
Maturities of securities available-for-sale	47,080,000	14,274,000	15,164,000
Purchases of securities available-for-sale	(52,002,000)	(20,812,000)	(20,369,000)
Sales (purchases) of FRB and FHLB stock, net	(111,000)	322,000	—
Proceeds from sale of other real estate owned	1,329,000	—	104,000
Proceeds from sales of investment property held-for-sale	—	—	50,000
Increase in investment property held-for-sale	—	—	(132,000)
Purchases of premises and equipment	(1,469,000)	(737,000)	(1,093,000)
Proceeds from sale of premises and equipment	378,000	—	38,000
Proceeds from sale of premises held-for-sale	—	—	1,176,000
Purchase of cash surrender value of life insurance policies	(10,000,000)	—	—
Net cash and cash equivalents acquired in Professional Bancorp acquisition	84,016,000	—	—
Net cash and cash equivalents acquired in First Charter acquisition	32,316,000	—	—

Net cash provided by (used in) investing activities	23,420,000	(33,959,000)	(52,363,000)

Cash flows from financing activities:
Net increase (decrease) in deposits:
Noninterest bearing	(8,102,000)	20,279,000	14,120,000
Interest bearing	13,103,000	22,427,000	8,691,000
Tax benefit related to stock options exercised	—	360,000	—
Proceeds from trust preferred securities	20,000,000	8,000,000	—
Net increase (decrease) in short-term borrowings	(7,266,000)	32,000	1,188,000
Payment of debt issuance costs	(651,000)	(240,000)	—
Proceeds from exercise of stock options	1,035,000	306,000	96,000
Cash dividends paid	(1,690,000)	(1,156,000)	(742,000)

Net cash provided by financing activities	16,429,000	50,008,000	23,353,000

Net increase (decrease) in cash and cash equivalents	52,048,000	20,618,000	(22,929,000)
Cash and cash equivalents at beginning of year	52,655,000	32,037,000	54,966,000

Cash and cash equivalents at end of year	$104,703,000	$52,655,000	$32,037,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$11,535,000	$7,682,000	$5,673,000
Income taxes	2,250,000	2,540,000	3,880,000
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned	2,084,000	—	—
Transfer from retained earnings to common stock	—	342,000	526,000

See accompanying notes to consolidated financial statements.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(1)  Nature of Operations and Summary of Significant Accounting Policies

        First Community Bancorp (the "Company") was, at December 31, 2001, the holding company for Rancho Santa Fe National Bank ("Rancho Santa Fe"), First Professional Bank ("First Professional") and First Community Bank of the Desert ("First Community") (collectively the "Banks") and its wholly owned subsidiary, Desert Community Properties, Inc.

        On May 31, 2000, a subsidiary of the Company merged with and into First Community pursuant to an Agreement and Plan of Merger, by and between the Company, Rancho Santa Fe and First Community (the "First Community Acquisition"). As a result of the First Community Acquisition, First Community became a wholly owned subsidiary of the Company. The First Community Acquisition was accounted for by the pooling-of-interests method of accounting, and accordingly, the financial information for all periods presented herein has been restated to present the combined consolidated financial condition and results of operations of the Company, Rancho Santa Fe and First Community as if the First Community Acquisition had been in effect for all periods presented.

        On January 16, 2001, Professional Bancorp, Inc. merged with and into the Company, with the Company as the surviving entity. At that time First Professional Bank, N.A. became a wholly owned subsidiary of the Company. This acquisition was accounted for using purchase accounting.

        On October 8, 2001, the Company completed the acquisition of all of the outstanding common and preferred stock of First Charter Bank, N.A. First Charter has been merged into First Professional Bank, N.A. with First Professional as the surviving entity. This acquisition was accounted for using purchase accounting.

        The Company conducts business through the Banks. At December 31, 2001, Rancho Santa Fe, First Professional and First Community were full service banks with four, five and five banking offices, respectively. The Banks are subject to the laws of the State of California and federal regulations governing the financial services industry. The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and is subject to regulation and supervision by the Federal Reserve Board. The areas served by the Banks are San Diego, Los Angeles, Riverside and San Bernardino counties.

  (a) Basis of Presentation

        The accounting and reporting policies of the Company and its wholly owned subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. All significant intercompany balances and transactions have been eliminated. The following is a description of the more significant accounting policies:

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

  (h) Other Real Estate Owned

        Other real estate owned is recorded at the fair value of the property at the time of acquisition. Fair value is based on current appraisals less estimated selling and holding costs. The excess of the recorded loan balance over the estimated fair value of the property at the time of acquisition is charged to the allowance for loan losses. Any subsequent write downs are charged to noninterest expense and recognized as a valuation allowance. Subsequent increases in the fair value of the asset less selling costs reduce the valuation allowance, not below zero, and are credited to income. Operating expenses of such properties, and gains and losses on their disposition are included in noninterest expense.

  (i) Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of cash, due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

  (j) Federal Reserve Bank and Federal Home Loan Bank Stock

        Investments in Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB) stock, which are carried at cost because they can only be redeemed at par, are required investments based on the Banks' capital stock or the amount of borrowing.

  (k) Income Taxes

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

  (l) Goodwill

        Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 15 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over the remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

  (m) Stock Option Plan

        The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the pro forma disclosure provisions of SFAS No. 123.

  (n) Use of Estimates

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the carrying value of deferred tax assets. Actual results could differ from those estimates.

  (o) New Accounting Standards

        In June 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported separately from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provision of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and subsequently FASB Statement No. 144 after its adoption.

        The Company adopted the provisions of Statement 141 as of July 1, 2001, and Statement 142 is effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment prior to the adoption of Statement 142.

        Upon adoption of Statement 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provision of Statement 142. Impairment is measured as the excess carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

        In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

        As of the date of adoption of Statement 142, the Company has unamortized goodwill in the amount of $9,793,000 and no unamortized identifiable intangible assets, which will be subject to the transition provisions of Statement 142. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

        In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt Statement No. 143 on January 1, 2003.

        In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Statement No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. The Company adopted Statement No. 144 on January 1, 2002.

  (p) Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year's presentation.

(2)  Securities Available-for-Sale

        The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale as of December 31, 2001 and 2000 are as follows:

	2001
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury and Government Agency Securities	$9,028,000	$105,000	$1,000	$9,132,000
Mortgage-backed Securities	104,665,000	494,000	66,000	105,093,000
Municipal Securities	2,553,000	—	3,000	2,550,000

	$116,246,000	$599,000	$70,000	$116,775,000

	2000
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury and Government Agency Securities	$29,723,000	$45,000	$93,000	$29,675,000
Mortgage-backed Securities	10,388,000	17,000	77,000	10,328,000
Equity securities	425,000	—	—	425,000

	$40,536,000	$62,000	$170,000	$40,428,000

        The maturity distribution based on amortized cost and fair value as of December 31, 2001, by contractual maturity, is shown below. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities are not included in the table.

	Maturity distribution
	Amortized cost	Fair value
Due in one year or less	$1,230,000	$1,256,000
Due after one year through five years	12,924,000	13,018,000
Due after five years through ten years	45,998,000	46,096,000
Due after ten years	56,094,000	56,405,000

	$116,246,000	$116,775,000

        There were no sales of securities during 2001. Proceeds from the sale of securities available-for-sale during 2000 and 1999 were $1,489,000 and $1,499,000, respectively. Gross losses of $11,000 and $2,000 were realized on sales in 2000 and 1999, respectively.

(3)  Investment Securities Held-to-Maturity

        The amortized cost, gross unrealized gains and losses and fair value of investment securities held-to-maturity as of December 31, 2001 and 2000 are as follows:

	2001
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury and Government Agency Securities	$2,788,000	$70,000	—	$2,858,000
Mortgage-backed Securities	6,547,000	212,000	—	6,759,000
Municipal Securities	346,000	19,000	—	365,000

	$9,681,000	$301,000	—	$9,982,000

	2000
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
U.S. Treasury and Government Agency Securities	$4,625,000	$8,000	$1,000	$4,632,000
State and Political Subdivision Securities	347,000	17,000	—	364,000

	$4,972,000	$25,000	$1,000	$4,996,000

        The maturity distribution based on amortized cost and fair value as of December 31, 2001, by contractual maturity, is shown below. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity distribution
	Amortized cost	Fair value
Due after one year through five years	$2,965,000	$3,041,000
Due after five years through ten years	5,427,000	5,633,000
Due after ten years	1,289,000	1,308,000

	$9,681,000	$9,982,000

        As of December 31, 2001 and 2000, investment securities held-to-maturity with an amortized cost of $2,385,000 and $4,358,000, respectively, and securities available-for-sale with a fair value of $20,596,000 and $22,611,000, respectively, (Note 2) totaling $22,981,000 and $26,969,000, respectively, were pledged as security for public deposits and other purposes as required by various statutes and agreements.

(4)  Loans and Related Allowance for Loan Losses and Other Real Estate Owned

        As of December 31, 2001 and 2000, loans consist of the following:

	2001	2000
Commercial	$227,215,000	$101,812,000
Real estate, construction	84,241,000	47,989,000
Real estate, mortgage	160,521,000	79,458,000
Consumer	11,429,000	4,555,000
Investment in leveraged and direct leases	151,000	356,000
SBA, portion held for sale, at cost which approximates market	2,001,000	4,314,000
SBA, unguaranteed portion held for investment	16,532,000	12,701,000

	502,090,000	251,185,000
Less:
Deferred loan fees, net	(350,000)	(633,000)
Allowance for loan losses	(11,209,000)	(3,930,000)

	$490,531,000	$246,622,000

        The Company grants commercial, real estate and consumer loans to customers in the regions the Banks serve in southern California. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the strength of the real estate market and the economy in general in the Banks' primary service areas. Should the real estate market experience an overall decline in property values or should other events occur, including, but not limited to, adverse economic conditions (which may or may not affect real property values) the ability of borrowers to make timely scheduled principal and interest payments on the Company's loans may be adversely affected, and in turn may result in increased delinquencies and foreclosures. In the event of foreclosures under such conditions, the value of the property acquired may be less than the appraised value when the loan was originated and may, in some instances, result in insufficient proceeds upon disposition to recover the Company's investment in the foreclosed property.

        Nonaccrual loans totaling $4,672,000, $2,271,000 and $1,845,000 were outstanding as of December 31, 2001, 2000 and 1999, respectively. There were no loans that were past due 90 days or more and still accruing interest as of December 31, 2001 and 2000. Loans that were past due 90 days or more and still accruing interest were $75,000 as of December 31, 1999. Interest income of $596,000,

$413,000 and $158,000 would have been recorded for the years ended December 31, 2001, 2000 and 1999, respectively, if nonaccrual loans had been performing in accordance with their original terms. Interest income of $110,000, $60,000 and $76,000 was recorded on loans subsequently transferred to a nonaccrual status for the years ended December 31, 2001, 2000 and 1999, respectively.

        A summary of the activity in the allowance for loan losses is as follows:

	2001	2000	1999
Balance, beginning of year	$3,930,000	$4,025,000	$3,785,000
Provision for loan losses	639,000	520,000	518,000
Loans charged off	(7,521,000)	(708,000)	(592,000)
Recoveries on loans previously charged off	1,203,000	93,000	314,000

Loans charged off, net of recoveries	(6,318,000)	(615,000)	(278,000)
Additions due to acquisitions	12,958,000	—	—

Balance, end of year	$11,209,000	$3,930,000	$4,025,000

        The Company measures its impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan's effective interest rate if the loan is not collateral-dependent. As of December 31, 2001 and 2000, all impaired loans were collateral-dependent. The Company recognizes income from impaired loans on the accrual basis unless the loan is on nonaccrual status. Income from loans on nonaccrual status is recognized to the extent cash is received and the loan's principal balance is deemed collectible. The following table presents a breakdown of impaired loans and any impairment allowance related to impaired loans as of December 31, 2001 and 2000:

	2001		2000
	Recorded investment	Impairment allowance	Recorded investment	Impairment allowance
Loans with impairment allowance—other collateral	$2,762,000	$1,027,000	$240,000	$63,000
Loans with impairment allowance—real estate	929,000	229,000	2,031,000	305,000
Loans without impairment allowance—other collateral	981,000	—	—	—

Total impaired loans	$4,672,000	$1,256,000	$2,271,000	$368,000

        Based on the Company's evaluation process to determine the level of the allowance for loan losses mentioned previously and the fact that a majority of the Company's nonperforming loans are secured, management believes the allowance level to be adequate as of December 31, 2001 to absorb the estimated known and inherent risks identified through its analysis. For the years ended December 31, 2001, 2000 and 1999, interest income of $0, $31,000 and $76,000 was recorded on impaired loans, respectively, and the average balance of impaired loans was $8,367,000, $1,841,000 and $1,409,000, respectively.

        The following is the activity in the valuation allowance for other real estate owned:

	2001	2000	1999
Balance, beginning of year	$510,000	$226,000	$67,000
Additions from acquisition of First Professional Bank	272,000	—	—
Adjustments to the market value of real estate owned	—	284,000	159,000
Deletions related to sales of real estate owned	(510,000)	—	—

Balance, end of year	$272,000	$510,000	$226,000

(5)  Premises and Equipment

        Premises and equipment as of December 31, 2001 and 2000 are as follows:

	2001	2000
Land	$339,000	$384,000
Buildings	2,619,000	2,693,000
Furniture, fixtures and equipment	10,045,000	5,014,000
Leasehold improvements	2,889,000	1,240,000
Vehicles	385,000	99,000

	16,277,000	9,430,000
Less accumulated amortization and depreciation	10,363,000	4,403,000

	$5,914,000	$5,027,000

        Depreciation and amortization expense for the years ended December 31, 2001, 2000 and 1999 was $1,255,000, $940,000 and $807,000, respectively.

(6)  Deposits

        Interest bearing deposits as of December 31, 2001 and 2000 are comprised of the following:

	2001	2000
Savings deposits	$28,315,000	$12,383,000
Market rate deposits	255,580,000	133,375,000
Time deposits under $100,000	50,695,000	25,618,000
Time deposits of $100,000 or more	66,961,000	31,520,000

	$401,551,000	$202,896,000

        The following summarizes the maturity of time deposits as of December 31, 2001:

2002	$115,126,000
2003	2,215,000
2004	208,000
2005	49,000
2006	54,000
Thereafter	4,000

$117,656,000

        Interest expense on deposits for the years ended December 31, 2001, 2000 and 1999 is comprised of the following:

	2001	2000	1999
Savings deposits	$431,000	$202,000	$187,000
Market rate deposits	4,871,000	4,205,000	2,955,000
Time deposits under $100,000	1,811,000	1,334,000	1,253,000
Time deposits of $100,000 or more	2,747,000	1,810,000	1,253,000

	$9,860,000	$7,551,000	$5,648,000

(7)  Fair Value of Financial Instruments

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

  (g) Trust Preferred Securities

        The fair value of the trust preferred securities is based on the discounted value of contractual cash flows for fixed rate securities. The discount rate is estimated using the rates currently offered for similar securities of similar maturity. The fair value of trust preferred securities with variable rates is deemed to be the carrying value.

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

  (i) Limitations

        Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of December 31, 2001 and 2000, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

        The fair values of the Company's financial instruments as of December 31, 2001 and 2000 are as follows:

	2001		2000
	Carrying or contract amount	Fair value estimates	Carrying or contract amount	Fair value estimates
Financial Assets:
Cash and due from banks	$68,513,000	$68,513,000	$35,752,000	$35,752,000
Federal funds sold	36,190,000	36,190,000	16,903,000	16,903,000
Investment in Federal Reserve Bank and Federal Home Loan Bank Stock	2,137,000	2,137,000	913,000	913,000
Time deposits in financial institutions	190,000	190,000	495,000	495,000
Securities available-for-sale	116,775,000	116,775,000	40,428,000	40,428,000
Securities held-to-maturity	9,681,000	9,982,000	4,972,000	4,996,000
Loans, net	490,531,000	494,790,000	246,622,000	243,662,000
Financial Liabilities:
Deposits	677,167,000	677,572,000	316,938,000	316,291,000
Borrowings	1,102,000	1,102,000	1,689,000	1,689,000
Trust preferred securities	28,000,000	29,668,000	8,000,000	8,184,000
Off-balance sheet financial instruments:
Commitments to extend credit	174,040,000	—	87,900,000	—
Standby letters of credit	11,459,000	—	2,850,000	—

(8)  Income Taxes

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2001 and 2000 are as follows:

	2001	2000
Deferred tax assets:
Lease Income	$1,021,000	$—
Loan loss allowance, due to differences in computation of bad debts	1,865,000	860,000
Unrealized losses on securities available-for-sale	—	46,000
Other real estate and investment in property held-for-sale	723,000	396,000
Interest on nonaccrual loans	507,000	320,000
Deferred loan fees and costs	—	53,000
Deferred compensation	159,000	133,000
Salary continuation	658,000	—
Net operating losses	5,087,000	112,000
Accrued liabilities	1,234,000	170,000
State tax benefit	58,000	(10,000)
Other	60,000	142,000

Total gross deferred tax assets	11,372,000	2,222,000
Valuation allowance	(5,053,000)	—

Total deferred tax assets, net	6,319,000	2,222,000
Deferred tax liabilities:
Premises and equipment, principally due to differences in depreciation	1,005,000	—
Unrealized gain on securities available-for-sale	221,000	—
Other	153,000	—

Total gross deferred tax liabilities	1,379,000	—

Total net deferred taxes	$4,940,000	$2,222,000

        Based upon projections for future taxable income over the next year in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

        For the years ended December 31, 2001, 2000 and 1999, the components of income taxes consist of the following:

	2001	2000	1999
Current income taxes:
Federal	$1,882,000	$1,983,000	$2,770,000
State	573,000	839,000	889,000

	2,455,000	2,822,000	3,659,000

Deferred income taxes:
Federal	1,312,000	117,000	(416,000)
State	609,000	(136,000)	(77,000)

	1,921,000	(19,000)	(493,000)

	$4,376,000	$2,803,000	$3,166,000

        A reconciliation of total income taxes for the years ended December 31, 2001, 2000 and 1999 to the amount computed by applying the applicable statutory federal income tax rate of 34% to earnings before income taxes follows:

	2001	2000	1999
Computed expected income taxes	$3,565,000	$1,601,000	$2,526,000
State tax, net of federal tax benefit	780,000	464,000	536,000
Merger related costs	(358,000)	592,000	—
Adjustment of prior years tax accruals	383,000	—	—
Other, net	6,000	146,000	104,000

	$4,376,000	$2,803,000	$3,166,000

        As of December 31, 2001 and 2000, taxes receivable (payable) totaled $1,120,000 and $(560,000), respectively.

        The Company has available at December 31, 2001 and 2000 approximately $13,824,000 and $406,000, respectively, of unused federal operating loss carryforwards that may be applied against future taxable income through. The applications of the net operating loss and other carryforwards are subject to annual IRC Section 382 limitations.

(9)  Borrowings and Trust Preferred Securities

Federal Funds Arrangements with Commercial Banks

        As of December 31, 2001 and 2000, the Company had unsecured lines of credit in the amount of $23,000,000 and $14,000,000, respectively, from correspondent banks. These lines are renewable annually. The Company borrows funds from time to time on a short term or overnight basis. As of December 31, 2001, 2000 and 1999, there were no balances outstanding. The average balances were $11,000, $462,000 and $82,000 in 2001, 2000 and 1999, respectively. The highest balance at any month-end was $0, $10,400,000 and $700,000 in 2001, 2000 and 1999, respectively. The average rate paid was 1.70%, 5.90% and 4.90% in 2001, 2000 and 1999, respectively

Borrowing arrangements at the Federal Reserve Discount Window

        As of December 31, 2001 and 2000, the Company had a Fed discount limit of approximately $3,971,000 and $4,737,000, respectively, none of which was outstanding as of December 31, 2001 or 2000 and none of which was used in 2001 or 2000.

Federal Home Loan Bank Lines of Credit

        As of December 31, 2001 and 2000, the Company had a Federal Home Loan Bank limit of approximately $9,942,000 and $15,551,000, respectively, none of which was outstanding as of December 31, 2001 or 2000 and none of which was used during 2001 or 2000. The availability of the lines of credit, as well as adjustments in deposit programs, provide for liquidity in the event that the level of deposits should fall abnormally low. These sources provide that funding thereof may be withdrawn depending upon the financial strength of the Company.

Treasury, Tax and Loan Note

        The Company participates in the Treasury, Tax and Loan Note program. The Company has a limit of $1,700,000 at the Federal Reserve Bank. Treasury, Tax and Loan balances fluctuate based on the amounts deposited by customers and the amounts called for payment by the Federal Reserve Bank. As of December 31, 2001 and 2000, the balance outstanding under the Note program was $431,000 and $1,689,000, respectively. The average balances under the Note program were $719,000 in 2001, $800,000 in 2000 and $711,000 in 1999. The highest balance at any month-end was $1,437,000 in 2001 and $1,700,000 in 2000 and 1999. The average rate paid was 3.78%, 5.30% and 5.00% in 2001, 2000 and 1999, respectively.

Revolving Line of Credit

        In May 2000, the Company executed a Revolving Credit Agreement with The Northern Trust Company for $5,000,000. Shares of common stock of Rancho Santa Fe have been pledged as collateral against the note payable. In January 2001, the Company executed the first Amendment to the Revolving Credit Agreement increasing the credit line to $10,000,000 and modifying certain covenants to reflect the Company's larger size and the Professional Merger. Shares of common stock of Rancho Santa Fe and First Community were pledged as collateral. The loan agreement contains covenants that impose certain restrictions on activities of the Company and its financial condition. Such covenants include minimum net worth ratios, maximum debt ratios, a minimum return on average assets, a dividend limitation and minimum and maximum credit quality ratios. As of December 31, 2001, the Company, and where applicable, its subsidiaries were in compliance with each of such covenants or had obtained the appropriate waivers. The maximum outstanding amount during 2001 and 2000 was $7,650,000 and $2,450,000, respectively. The average outstanding amount during 2001and 2000 was $5,383,000 and $305,000, respectively. The loan bears interest at the prime rate less 75 basis points. As of December 31, 2001 and 2000, the interest rates were 4.00% and 8.75%, respectively. The Company pays a fee of 25 basis points on the unused amount. At December 31, 2001 and 2000, there were no outstandings under this line of credit.

Trust Preferred Securities

        In September 2000, the Company issued $8,000,000 of trust preferred securities bearing a fixed interest rate of 10.60% and maturing in thirty years. These instruments were issued to fund part of the Professional Merger (see note 19).

        In November 2001, the Company issued $10,000,000 of trust preferred securities bearing a variable interest rate, which is reset semi-annually, at the 6-Month LIBOR plus 3.75%, provided the rate will not exceed 11% through December 2006, and maturing in thirty years. The initial interest rate was set at approximately 6.00% and the next interest rate reset date is June 8, 2002.

        In December 2001, the Company issued another $10,000,000 of trust preferred securities bearing a variable interest rate, which is reset quarterly, at the 3-Month LIBOR plus 3.60%, provided the rate will not exceed 12.50% through December 2006, and maturing in thirty years. The initial interest rate was set at 5.60% and the next interest rate reset date is March 18, 2002.

        These securities are considered tier 1 capital for regulatory purposes.

(10) Stock Options and Warrants

        At the time of the First Community Acquisition, all outstanding stock options of First Community were converted into stock options of the Company at an exchange rate of 0.30 shares. The following disclosures reflect the combination of the Company, First Community and Rancho Santa Fe stock option data.

        The Company has a stock option plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to officers, directors and key employees. The Plan authorizes grants of options to purchase up to 1,075,079 shares of authorized but unissued Company common stock. Stock options are granted with an exercise price greater than or equal to the stock's fair market value at the date of grant. Stock options have terms not to exceed 10 years from the date of the grant and vest and become fully exercisable in installments determined at the date of grant. All of First Community's stock options vested at the time of the First Community Acquisition.

        As of December 31, 2001, there were 152,564 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 2001, 2000 and 1999 was $3.37, $2.43 and $1.57, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2001—expected dividend yield 2.01%, risk-free interest rate of 4.85%, volatility of 26% and an expected life of 2.5 years; 2000—expected dividend yield 2.42%, risk-free interest rate of 5.75%, volatility of 22% and an expected life of 2.5 years; 1999—expected dividend yield 2.32%, risk-free interest rate of 5.27%, no volatility and an expected life of 5 years;

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

	2001	2000	1999
Net earnings, as reported	$6,110,000	$1,904,000	$4,264,000
Pro forma net earnings	5,701,000	1,667,000	4,107,000
Basic earnings per share, as reported	1.30	0.49	1.10
Pro forma basic earnings per share	1.21	0.43	1.06
Diluted earnings per share, as reported	1.23	0.47	1.05
Pro forma diluted earnings per share	1.15	0.41	1.01

        Stock option activity during the periods indicated is as follows:

	Number of shares	Weighted average exercise price
Balance at December 31, 1998	408,037	$8.45
Granted	81,000	13.01
Exercised	(24,167)	4.13
Cancelled	(35,000)	15.86
Forfeited	(1,666)	5.00

Balance at December 31, 1999	428,204	8.96
Granted	260,500	14.65
Exercised	(36,333)	8.42
Cancelled	(3,795)	16.79

Balance at December 31, 2000	648,576	11.27
Granted	292,079	16.52
Exercised	(139,583)	7.25
Cancelled	(5,061)	25.04
Forfeited	(16,000)	11.37

Balance at December 31, 2001	780,011	$12.89

        As of December 31, 2001, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $4.00 to $19.10 and 4.5 years, respectively. As of December 31, 2001, the number of options exercisable was 396,694 and the weighted-average exercise price of those options was $11.49.

        As of December 31, 2001, there are two meaningful exercise price ranges. The first is a range of $4.00 to $5.00. There are 18,750 options in this range of which all are exercisable. The weighted-average exercise price is $4.51 and the weighted-average contractual life is 4.5 years. The second range is from $9.50 to $19.10. There are 761,261 options in this range of which 377,944 are exercisable. The weighted-average exercise price is $14.03 and the weighted-average contractual life is 4.7 years.

        During 1995, the Company issued to certain shareholders warrants for 83,555 shares of common stock. The warrants entitle these shareholders to acquire a like number of shares of common stock for an exercise price of $4.80 per share. The warrants were all exercised during the year ended December 31, 2000.

(11) Employee Benefit Plans

        The Banks have 401(k) plans for the benefit of substantially all employees. Amounts accrued and charged to expense were $57,000, $25,000 and $14,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

(12) Net Earnings Per Share

        The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	Earnings (numerator)	Shares (denominator)	Per share amount
Basic 2001 EPS:
Net earnings	$6,110,000	4,696,000	$1.30
Effect of dilutive stock options	—	233,000	(0.07)
Effect of convertible debt	—	29,000	—

Diluted EPS	$6,110,000	4,958,000	$1.23

Basic 2000 EPS:
Net earnings	$1,904,000	3,908,000	$0.49
Effect of dilutive stock options	—	182,000	(0.02)

Diluted EPS	$1,904,000	4,090,000	$0.47

Basic 1999 EPS:
Net earnings	$4,264,000	3,863,000	$1.10
Effect of dilutive stock options	—	214,000	(0.05)

Diluted EPS	$4,264,000	4,077,000	$1.05

(13) Lease Commitments

        As of December 31, 2001, aggregate minimum rental commitments for certain real property under noncancellable operating leases having an initial or remaining term of more than one year are as follows:

2002	$2,660,000
2003	2,410,000
2004	2,118,000
2005	2,160,000
2006	2,161,000
Thereafter	7,032,000

$18,541,000

        Total gross rental expense for the years ended December 31, 2001, 2000 and 1999 was $2,083,000, $861,000 and $815,000, respectively. There are no contingent rental payments applicable to any of the leases. Most of the leases provide that the Company pay maintenance, insurance and certain other operating expenses applicable to the leased premises in addition to the monthly minimum payments. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.

        Total rental income for the years ended December 31, 2001, 2000 and 1999 was approximately $4,000, $98,000 and $121,000, respectively.

(14) Commitments and Contingencies

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

        Commitments to extend credit amounting to $174,040,000 and $87,900,000 were outstanding as of December 31, 2001 and 2000, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

        Standby letters of credit and financial guarantees amounting to $11,459,000 and $2,850,000 were outstanding as of December 31, 2001 and 2000, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees will expire within one year. The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate that any material loss will result from the outstanding commitments to extend credit, standby letters of credit or financial guarantees.

(15) Restricted Cash Balances

        The Company is required to maintain reserve balances with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities. The average reserves held at the Federal Reserve Bank for the years ended December 31, 2001 and 2000 were approximately $7,015,000 and $7,156,000, respectively.

(16) Dividend Availability

        Holders of Company common stock are entitled to receive dividends declared by the Board of Directors out of funds legally available therefor under certain federal laws and regulations governing the banking and financial services business. In addition, the Banks are subject to certain restrictions under certain federal laws and regulations governing banks which limit their ability to transfer funds to the Company through intercompany loans, advances or cash dividends.

        During 2001, 2000 and 1999, the Company paid $1,690,000, $1,156,000 and $742,000, respectively, in dividends and transferred $342,000 in 2000 and $526,000 in 1999 from retained earnings to common stock in accordance with guidelines of the Office of the Comptroller of the Currency.

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

        The Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of the Company's and the Banks' assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Company and the Banks have met all capital adequacy requirements to which they are subject.

        As of December 31, 2001, the most recent notification from the regulatory agencies categorized the Company and each of the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company and the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's or any of the Banks' categories.

        Actual capital amounts and ratios for the Company and the Banks as of December 31, 2001 and 2000 are presented in the following table:

		Capital adequacy requirement
					Well capitalized
	Actual Amount
		Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2001
Total Capital (to Risk-Weighted Assets):
Consolidated Company	$80,966,000	14.36%	$45,106,000	≥8.00%	$56,382,000	≥10.00%
Rancho Santa Fe	24,765,000	11.70	16,926,000	≥8.00	21,158,000	≥10.00
First Community	13,183,000	10.23	10,322,000	≥8.00	12,909,000	≥10.00
First Professional	25,723,000	11.85	17,399,000	≥8.00	21,708,000	≥10.00
Tier I Capital (to Risk-Weighted Assets):
Consolidated Company	73,196,000	11.27	22,553,000	≥4.00	33,829,000	≥6.00
Rancho Santa Fe	22,295,000	10.54	8,463,000	≥4.00	12,695,000	≥6.00
First Community	11,663,000	9.05	5,161,000	≥4.00	7,741,000	≥6.00
First Professional	22,954,000	10.57	8,700,000	≥4.00	13,025,000	≥6.00
Tier I Capital (to Average Assets):
Consolidated Company	63,525,000	8.28	30,671,000	≥4.00	38,339,000	≥5.00
Rancho Santa Fe	22,295,000	9.17	9,726,000	≥4.00	12,158,000	≥5.00
First Community	11,663,000	7.93	5,881,000	≥4.00	7,351,000	≥5.00
First Professional	22,954,000	6.07	15,128,000	≥4.00	18,910,000	≥5.00
As of December 31, 2000
Total Capital (to Risk-Weighed Assets):
Consolidated Company	$39,292,000	14.22%	$22,099,000	≥8.00%	$27,624,000	≥10.00%
Rancho Santa Fe	21,426,000	12.35	13,881,000	≥8.00	17,351,000	≥10.00
First Community	11,295,000	11.13	8,117,000	≥8.00	10,147,000	≥10.00
Tier I Capital (to Risk-Weighted Assets):
Consolidated Company	35,834,000	12.97	11,049,000	≥4.00	16,574,000	≥6.00
Rancho Santa Fe	19,254,000	11.10	6,941,000	≥4.00	10,411,000	≥6.00
First Community	10,024,000	9.88	4,059,000	≥4.00	6,088,000	≥6.00
Tier I Capital (to Average Assets):
Consolidated Company	35,834,000	10.21	14,039,000	≥4.00	17,548,000	≥5.00
Rancho Santa Fe	19,254,000	8.82	8,733,000	≥4.00	10,916,000	≥5.00
First Community	10,024,000	7.38	5,431,000	≥4.00	6,788,000	≥5.00

(19) Acquisitions

Separate Company Information for Pooling-of-Interest Acquisitions

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

        The following table presents certain financial data reported separately by each company and on a combined basis for the year ended December 31:

1999
Net interest income:
Rancho Santa Fe	$10,233,000
First Community	7,484,000

Combined	$17,717,000

Net income:
Rancho Santa Fe	$3,058,000
First Community	1,206,000

Combined	$4,264,000

Issuance of common stock:
Rancho Santa Fe	$96,000
First Community	—

Combined	$96,000

Pro Forma Information for Purchase Acquisitions

        On January 16, 2001, the Company acquired Professional Bancorp, Inc. ("Professional") and its wholly-owned subsidiary, First Professional Bank, N.A. ("First Professional"). Shareholders of Professional received either $8.00 in cash or 0.55 shares of First Community common stock for each share of Professional common stock. Professional shareholders had the option to choose either cash or stock consideration. The purchase price received by shareholders of Professional totaled 504,747 shares of First Community common stock and approximately $8,858,000 in cash resulting in a total purchase price of approximately $16,333,000. For Professional shareholders receiving stock, 0.55 shares of Company common stock was received for each share of Professional common stock.

        The purchase price adjustment to arrive at the estimated fair value of assets acquired and liabilities assumed relating to the Professional acquisition is summarized below:

Cash and cash equivalents	$92,874,000
Time deposits in financial institutions	380,000
Securities	61,022,000
Net loans	98,713,000
Premises and equipment	795,000
Other assets	9,351,000
Goodwill	2,630,000
Deposits	(244,483,000)
Borrowed funds	(679,000)
Other liabilities	(4,270,000)

Total purchase price	$16,333,000

        On October 8, 2001, the Company acquired all of the outstanding common and preferred stock of First Charter Bank, N.A. Shareholders of First Charter received 0.008635 shares of First Community common stock for each share of First Charter common stock. Approximately 661,600 shares of First

Community common stock were issued. The price of First Community common stock on the acquisition date was $21.50 resulting in a total purchase price of approximately $14,225,000. First Charter has been merged into First Professional Bank, N.A. with First Professional as the surviving entity.

        The purchase price adjustment to arrive at the estimated fair value of assets acquired and liabilities assumed relating to the First Charter acquisition is summarized below:

Cash and cash equivalents	$32,316,000
Time deposits in financial institutions	3,061,000
Securities	25,769,000
Net Loans	61,841,000
Premises and equipment	290,000
Other real estate owned	1,289,000
Other assets	2,654,000
Goodwill	7,370,000
Deposits	(110,745,000)
Borrowed funds	(6,000,000)
Other liabilities	(3,620,000)

Total purchase price	$14,225,000

        The following table presents unaudited pro forma results of operations of the Company for the years ended December 31, 2001 and 2000 as if the acquisition of Professional and First Charter had been effective at the beginning of 2000. The unaudited pro forma results include (1) the historical accounts of the Company and of the acquired businesses; and (2) pro forma adjustments, as may be required, including the amortization of the excess purchase price over the fair value of the net assets acquired, and the applicable tax effects of these adjustments.

        The unaudited combined pro forma summary of operations is intended for informational purposes only and is not necessarily indicative of the future operating results of the Company or operating results that would have occurred had these acquisitions been in effect for all the years presented.

        Unaudited Combined Pro Forma Summary of Operations

	2001	2000
Interest income	$49,164,000	$56,099,000
Interest expense	14,946,000	16,165,000

Net interest income	34,218,000	39,934,000
Provision for loan losses	639,000	6,962,000

Net interest income after provision for loan losses	33,579,000	32,972,000
Noninterest income	6,795,000	9,794,000
Noninterest expense	30,892,000	38,970,000

Income before income taxes	9,482,000	3,796,000
Income taxes	4,146,000	2,308,000

Income from continuing operations	5,336,000	1,488,000
Loss from discontinued operations (net of taxes)	(1,073,000)	(44,000)

Net income	4,263,000	1,444,000
Preferred dividends	—	(660,000)

Net Income available to common shareholders	$4,263,000	$784,000

Net income (loss) per share:
Basic	$0.82	$0.15

Diluted	$0.78	$0.15

Weighted average shares outstanding:
Basic	5,192,000	5,074,000

Diluted	5,454,000	5,257,000

(20) Condensed Financial Information of Parent Company

        The parent company only condensed balance sheets, condensed statements of income and condensed statements of cash flows information is presented as of and for the years ended December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001 are as follows:

	December 31, 2001	December 31, 2000
Condensed Balance Sheets
Assets:
Cash and due from banks	$12,951,000	$5,663,000
Investments in subsidiaries	70,306,000	29,729,000
Other assets	2,647,000	1,601,000

Total assets	$85,904,000	$36,993,000

Liabilities:
Junior subordinated debt due to subsidiary	$28,248,000	$8,248,000
Other liabilities	2,359,000	973,000

Total liabilities	30,607,000	9,221,000
Shareholders' equity	55,297,000	27,772,000

Total liabilities and shareholders' equity	$85,904,000	$36,993,000

	Year Ended
	December 31, 2001	December 31, 2000	December 31, 1999
Condensed Statements of Income
Interest Income	$43,000	$—	$—
Dividend income from subsidiaries	2,000,000	2,000,000

Total income	2,043,000	2,000,000	—

Interest expense	1,313,000	311,000	—
Merger costs	—	3,561,000	—
Other expense	2,988,000	1,152,000	—

Total expense	4,301,000	5,024,000	—

Loss before income taxes and equity in undistributed earnings of subsidiaries	(2,258,000)	(3,024,000)	—
Income tax benefit	(1,787,000)	(1,375,000)	—

Loss before equity in undistributed earnings of subsidiaries	(471,000)	(1,649,000)	—
Equity in undistributed income of subsidiaries	6,581,000	3,553,000	4,264,000

Net income	$6,110,000	$1,904,000	$4,264,000

	Year Ended
	December 31, 2001	December 31, 2000	December 31, 1999
Condensed Statements of Cash Flows
Net income	$6,110,000	$1,904,000	$4,264,000
Change in other assets	(1,121,000)	(1,176,000)	—
Change in other liabilities	715,000	973,000	—
Undistributed earnings of subsidiaries	(6,581,000)	(3,553,000)	(4,264,000)

Cash flows used in operating activities	(877,000)	(1,852,000)	—
Increase in investment in subsidiaries	(11,180,000)	(248,000)	—
Other investing activities	—	(425,000)	—

Cash flows used in investing activities	(11,180,000)	(673,000)	—
Proceeds from exercise of common stock options	1,035,000	306,000	—
Dividends paid	(1,690,000)	(1,156,000)	—
Issuance of junior subordinated debt	20,000,000	8,248,000	—
Subsidiary financing activities prior to June 1, 2000	—	430,000	—
Other financing activities	—	360,000	—

Cash flows provided by financing activities	19,345,000	8,188,000	—
Net increase in cash	7,288,000	5,663,000	—
Cash beginning of the period	5,663,000	—	—

Cash end of the period	$12,951,000	$5,663,000	$—

Supplemental disclosure of noncash investing and financing activities:
Conversion of investment shares	$425,000	—	—
Loans from subsidiary	350,000	—	—
Debt obtained in acquisition	671,000	—	—
Common stock issued for acquisitions	21,700,000	—	—

(21)    Quarterly Results of Operations (Unaudited)

	Quarters ended
	Mar 31, 2001	Jun 30, 2001	Sep 30, 2001	Dec 31, 2001
	(In thousands, except per share data)
Interest income	$11,505	$10,527	$10,431	$10,651
Interest expense	3,016	2,854	2,639	2,742

Net interest income	8,489	7,673	7,792	7,909
Provision for loan losses	314	325	—	—

Net interest income after provision for loan losses	8,175	7,348	7,792	7,909
Other income	1,118	1,100	1,198	1,761
Other expenses	6,601	5,922	6,034	7,358

Income before income taxes	2,692	2,526	2,956	2,312
Income taxes	1,115	1,039	1,304	918

Net income	$1,577	$1,487	$1,652	$1,394

Shares outstanding (weighted average):
Basic	4,401	4,547	4,604	5,224

Diluted	4,618	4,794	4,845	5,479

Net income per share:
Basic	$0.36	$0.33	$0.36	$0.27

Diluted	$0.34	$0.31	$0.34	$0.25

Dividends per common share declared and paid	$0.09	$0.09	$0.09	$0.09

Common stock price range:
High	$21.00	$20.63	$22.95	$21.90

Low	$14.81	$17.44	$18.75	$18.42

	Quarters ended
	Mar 31, 2000	Jun 30, 2000	Sep 30, 2000	Dec 31 2000
	(In thousands, except per share data)
Interest income	$6,567	$7,268	$7,393	$7,603
Interest expense	1,603	1,945	2,090	2,286

Net interest income	4,964	5,323	5,303	5,317
Provision for loan losses	—	—	180	340

Net interest income after provision for loan losses	4,964	5,323	5,123	4,977
Other income	581	692	545	647
Merger Costs	—	3,561	—	—
Other expenses	3,335	3,738	3,651	3,860

Income (loss) before income taxes	2,210	(1,284)	2,017	1,764
Income taxes	918	207	887	791

Net income (loss)	$1,292	$(1,491)	$1,130	$973

Shares outstanding (weighted average):
Basic	3,878	3,884	3,902	3,968

Diluted	4,097	3,884	4,103	4,130

Net income per share:
Basic	$0.33	$(0.38)	$0.29	$0.25

Diluted	$0.33	$(0.38)	$0.28	$0.24

Dividends per common share declared and paid	$0.09	$0.09	$0.09	$0.09

Common stock price range:
High	$15.50	$14.25	$15.44	$15.13

Low	$13.75	$13.00	$13.88	$14.75

(22)    Comprehensive Income

	2001	2000	1999
	(In thousands)
Net income	$6,110	$1,904	$4,264
Other comprehensive income (loss), net of related income taxes:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	370	506	(596)
Less reclassifications of realized losses included in income	—	(3)	—

	370	503	(596)

Comprehensive income	$6,480	$2,407	$3,668

(23)    Related Party Transactions

        Belle Plaine Partners, Inc. ("Belle Plaine") serves as a financial advisor to the Company under an engagement letter dated May 2, 1995. In that capacity, the Company paid Belle Plaine fees of $619,000 in connection with the First Community Acquisition which closed on May 31, 2000. Belle Plaine provided financial advice, but was not paid a fee for the Professional Merger. Belle Plaine also provided financial advice for the First Charter acquisition and was paid a fee of $458,000.

        As of December 31, 2000, the Company had loans outstanding to related parties of approximately $4,975,000 and commitments outstanding of approximately $8,428,000. These loans and commitments are at market rates and terms.

(24)    Subsequent Events

        On January 31, 2002, the Company completed the acquisition of Pacific Western National Bank. The shareholders and option holders of Pacific Western were paid approximately $36.6 million. Upon completion of this acquisition, Pacific Western and First Community were merged with First Professional Bank. The resulting bank will operate as Pacific Western National Bank and will be headquartered in Santa Monica, California. To fund this acquisition, the Company raised approximately $20 million in two separate trust preferred offerings, which closed during the fourth quarter of 2001. In addition, approximately $23 million was raised in a rights offering that closed on January 23, 2002. In the rights offering, the Company issued 1,194,805 shares of common stock at a price of $19.25 per share. The acquisition of Pacific Western was accounted for using purchase accounting.

        The purchase price adjustment to arrive at the estimated fair value of assets acquired and liabilities assumed relating to the Pacific Western acquisition is summarized below:

Cash and cash equivalents	$38,026,000
Securities	20,644,000
Net Loans	194,119,000
Premises and equipment	3,042,000
Other assets	3,922,000
Goodwill	20,204,000
Deposits	(238,866,000)
Other liabilities	(4,466,000)

Total purchase price	$36,625,000

        These preliminary purchase price adjustments are subject to further refinement, including the determination of a core deposit premium.

        On March 7, 2002, the Company completed the acquisition of all of the outstanding common stock and options of W.H.E.C., Inc., the holding company of Capital Bank of North County ("Capital Bank"). The shareholders of Capital Bank were given approximately 0.2353 shares of Company common stock for each share of Capital Bank common stock. The Company issued approximately 1.1 million shares and the aggregate purchase price amounted to approximately $24.5 million. Upon completion of this acquisition, Capital Bank was merged with Rancho Santa Fe National Bank, a wholly-owned subsidiary of the Company. The resulting bank will operate as Rancho Santa Fe National Bank and will be headquartered in Rancho Santa Fe, California. The acquisition of Capital Bank was accounted for using purchase accounting.

        The purchase price adjustment to arrive at the estimated fair value of assets acquired and liabilities assumed relating to the W.H.E.C. acquisition is summarized below:

Cash and cash equivalents	$24,474,000
Time deposits in financial institutions	450,000
Securities	23,860,000
Net Loans	92,526,000
Premises and equipment	1,185,000
Other assets	4,576,000
Goodwill	16,384,000
Deposits	(134,798,000)
Other liabilities	(4,134,000)

Total purchase price	$24,523,000

        These preliminary purchase price adjustments are subject to further refinement, including the determination of a core deposit premium.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item can be found in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item can be found in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item can be found in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item can be found in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and is incorporated herein by this reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)1.    Financial Statements

        The consolidated financial statements of First Community Bancorp and its subsidiaries and independent auditors' report are included in Part II (Item 8) of this Form 10-K

  2.
  Financial Statement Schedules

        All financial statement schedules have been omitted, as inapplicable.

  3.
  Exhibits

        The following documents are included or incorporated by reference in this Annual Report on Form 10-K:

2.1	Third Amended and Restated Agreement and Plan of Merger, dated as of October 22, 1999, by and among Rancho Santa Fe National Bank, First Community Bancorp and First Community Bank of the Desert (Appendix A to Registration Statement No. 333-93827 filed on Form S-4/A on May 5, 2000 and incorporated herein by this reference).
2.2	Agreement and Plan of Merger, dated as of August 7, 2000, by and between First Community Bancorp and Professional Bancorp, Inc. (Annex A to Registration Statement No. 333-47242 filed on Form S-4/A on November 16, 2000 and incorporated herein by this reference).
2.3	Agreement and Plan of Merger, dated as of August 21, 2001, by and between First Community Bancorp and Pacific Western National Bank (Exhibit 2.1 to Registration Statement No. 333-72634 filed on From S-3 on November 1, 2001 and incorporated herein by this reference).
2.4	Agreement and Plan of Merger, dated as of November 12, 2001, by and between First Community Bancorp and W.H.E.C., Inc. (Annex A to Registration Statement No. 333-76106 filed on From S-4/A on January 16, 2002 and incorporated herein by this reference).
3.1	Articles of Incorporation of First Community Bancorp (Exhibit 3.1 to a Form 8-A filed on June 2, 2000 and incorporated herein by this reference).
3.2	Bylaws of First Community Bancorp (Exhibit 3.2 to a Form 8-A filed on June 2, 2000 and incorporated herein by this reference).
10.	First Community Bancorp 2000 Stock Incentive Plan; Form of Incentive Stock Option Agreement, Form of Nonstatutory Stock Option Agreement for directors and Form of Nonstatutory Stock Option agreement for consultants (Exhibit 10.1 of a Form 10Q filed on August 10, 2000 and incorporated herein by this reference).
10.1	Revolving Credit Agreement and Pledge Agreement and Waiver, dated June 26, 2000 (Exhibit 10.2 of a Form 10Q filed on August 10, 2000 and incorporated herein by this reference).
10.2	Directors' Deferred Compensation Plan (Exhibit 10.3 of a Form 10Q filed on August 10, 2000 and incorporated herein by this reference).
10.3	Guarantee Agreement By and Between First Community Bancorp and State Street Bank and Trust Company of Connecticut, National Association Dated as of September 7, 2000 (Exhibit 10.4 of a Form 10Q filed on November 13, 2000 and incorporated herein by this reference).
10.4	Amended and Restated Declaration of Trust By and Among State Street Bank and Trust Company of Connecticut, National Association as Institutional Trustee, First Community Bancorp, as Sponsor and Mark Christian and Arnold C. Hahn, as Administrators dated September 7, 2000 (Exhibit 10.5 of a Form 10Q filed on November 13, 2000 and incorporated herein by this reference).
10.5	Indenture between State Street Bank and Trust Company of Connecticut, National Association and First Community Bancorp dated as of September 7, 2000 (Exhibit 10.6 of a Form 10Q filed on November 13, 2000 and incorporated herein by this reference).
10.11	Third Amendment to Revolving Credit Agreement dated February 12, 2002.
11.	Computation of Earnings Per Common Share and Common Share Equivalent. (See Note 12 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.)
23.	Consent of KPMG LLP

(b)  Reports on Form 8-K

        On October 19, 2001, the Company filed a Current Report on Form 8-K reporting the consummation of the acquisition of First Charter Bank, N.A. pursuant to Item 2 of Form 8-K. The Current Report included pro forma combined condensed balance sheets at June 30, 2001 and December 31, 2000 and pro forma combined condensed income statements for the six months ended June 30, 2001 and the year ended December 31, 2000. The report incorporated by reference the audited consolidated balance sheets for the years ended December 31, 2000 and 1999 and the audited consolidated statements of operations and stockholders' equity and comprehensive income (loss) and cash flows for the years ended December 31, 2000, 1999 and 1998 of First Charter Bank, N.A. The report also incorporated by reference the unaudited consolidated balance sheet as of June 30, 2001 and unaudited consolidated statements of operations and comprehensive income (loss) and cash flows for the six months ended June 30, 2001 and June 30, 2000 of First Charter Bank, N.A. On October 24, 2001, the company filed an amendment to the Current Report on Form 8-K/A correcting certain information in the Pro Forma combined condensed financial statements of the Company.

(c) Exhibits

        The exhibits listed in Item 14(a)3 are incorporated by reference or attached hereto.

(d) Excluded Financial Statements

        Not Applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY BANCORP
Dated: March 29, 2002	By:	/s/ MATTHEW P. WAGNER Matthew P. Wagner (President, Chief Executive Officer and Acting Chief Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Date

/s/ MATTHEW P. WAGNER Matthew P. Wagner	President, Chief Executive Officer, Acting Chief Financial Officer and Director	March 29, 2002
/s/ JOHN M. EGGEMEYER John M. Eggemeyer	Chairman and Director	March 29, 2002
/s/ JAMES A. BOYCE James A. Boyce	Director	March 29, 2002
/s/ ROBERT E. HERRMANN Robert E. Herrmann	Director	March 29, 2002
/s/ TIMOTHY B. MATZ Timothy B. Matz	Director	March 29, 2002
/s/ ROBERT A. SCHOELLHORN Robert A. Schoellhorn	Director	March 29, 2002
/s/ PAUL I. STEVENS Paul I. Stevens	Director	March 29, 2002
/s/ ROBERT A. STINE Robert A. Stine	Director	March 29, 2002
/s/ DAVID S. WILLIAMS David S. Williams	Director	March 29, 2002

QuickLinks

PART I
PART II
Analysis of Net Income
Analysis of Average Rates and Balances
Analysis of Volume and Interest Rates
FIRST COMMUNITY BANCORP AND SUBSIDIARIES Consolidated Balance Sheets December 31, 2001 and 2000
FIRSTCOMMUNITY BANCORP AND SUBSIDIARIES Consolidated Statements of Earnings Years ended December 31, 2001, 2000 and 1999
FIRST COMMUNITY BANCORP AND SUBSIDIARIES Consolidated Statements of Shareholders' Equity and Comprehensive Income Years ended December 31, 2001, 2000 and 1999
FIRST COMMUNITY BANCORP AND SUBSIDIARIES Consolidated Statements of Cash Flows Years ended December 31, 2001, 2000 and 1999
FIRST COMMUNITY BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2001 and 2000
PART III
PART IV
SIGNATURES