Form 10-Q
period 2002-03-31
FIRST COMMUNITY BANCORP /CA/
filed 2002-05-15
CIK 1102112

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of May 13, 2002, there were 7,540,060 shares of the Registrant's common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (unaudited)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2002	December 31, 2001
Assets:
Cash and due from banks	$81,504	$68,513
Federal funds sold	76,091	36,190

Total cash and cash equivalents	157,595	104,703
Interest-bearing deposits in financial institutions	390	190
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	2,263	2,137
Securities held to maturity (fair value of $9,197 at 3/31/02 and $9,982 at 12/31/01)	8,930	9,681
Securities available-for-sale (amortized cost of $147,318 at 3/31/02 and $116,246 at 12/31/01)	147,252	116,775

Total securities	158,445	128,593
Gross loans	800,129	502,090
Deferred fees and costs	(1,415)	(350)

Loans, net of deferred fees and costs	798,714	501,740
Allowance for loan losses	(13,563)	(11,209)

Net loans	785,151	490,531
Premises and equipment	10,381	5,914
Other real estate owned, net	2,747	3,075
Goodwill	45,775	9,793
Other assets	39,333	27,418

Total Assets	$1,199,817	$770,217

Liabilities and Shareholders' Equity:
Liabilities:
Noninterest-bearing deposits	$392,052	$275,616
Interest-bearing deposits	653,980	401,551

Total deposits	1,046,032	677,167
Accrued interest payable and other liabilities	17,086	8,651
Short-term borrowings	3,719	431
Convertible debt	654	671
Trust preferred securities	28,000	28,000

Total Liabilities	1,095,491	714,920
Shareholders' Equity:
Preferred stock; authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value; authorized 15,000,000 shares, issued and outstanding 7,539,227 and 5,277,360 shares at March 31, 2002 and December 31, 2001, respectively	90,933	43,137
Retained earnings	13,432	11,852
Accumulated other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale, net	(39)	308

Total Shareholders' Equity	104,326	55,297

Total Liabilities and Shareholders' Equity	$1,199,817	$770,217

Book value per share	$13.84	$10.48

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended March 31,
	2002	2001
Interest income:
Interest and fees on loans	$11,805	$8,662
Interest on interest-bearing deposits in financial institutions	2	10
Interest on investment securities	1,855	1,578
Interest on federal funds sold	239	1,255

Total interest income	13,901	11,505
Interest expense:
Interest expense on deposits	2,449	2,701
Interest expense on short-term borrowings	7	89
Interest expense on convertible debt	4	11
Interest expense on trust preferred securities	528	215

Total interest expense	2,988	3,016

Net interest income	10,913	8,489
Provision for loan losses	—	314

Net interest income after provision for loan losses	10,913	8,175
Noninterest income:
Service charges and fees on deposit accounts	1,118	707
Merchant discount fees	84	69
Other commissions and fees	346	128
Gain on sale of loans	64	105
Other income	328	109

Total noninterest income	1,940	1,118
Noninterest expense:
Salaries and employee benefits	4,714	3,473
Occupancy	1,080	730
Furniture and equipment	640	356
Legal expenses	242	110
Other professional services	974	681
Stationery, supplies and printing	403	149
FDIC assessment	67	144
Cost of other real estate owned	65	30
Advertising	157	139
Insurance	79	79
Goodwill amortization	—	58
Other	796	652

Total noninterest expense	9,217	6,601

Income before income taxes	3,636	2,692
Income taxes	1,474	1,115

Net income	$2,162	$1,577

Per share information:
Number of shares (weighted average)
Basic	6,491.0	4,400.7
Diluted	6,774.0	4,647.4
Income per share
Basic	$0.33	$0.36
Diluted	$0.32	$0.34

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31,
	2002	2001
Net income	$2,162	$1,577
Other comprehensive income, net of related income taxes:
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains arising during the period	(347)	363

Comprehensive income	$1,815	$1,940

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$2,162	$1,577
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	477	479
Net amortization (accretion) on investment securities	244
Provision for loan losses	—	314
Loss (gain) on sale of OREO	(145)	13
Loss (gain) on sale of loans	(64)	(105)
Gain (loss) on sale of premises and equipment	10	(19)
Loss (gain) on sale or calls of securities available-for-sale	—	(11)
Decrease (increase) in other assets	(888)	(243)
Increase (decrease) in accrued interest payable and other liabilities	(2,365)	(1,376)
Dividends on FRB stock	(21)	—

Net cash provided by (used in) operating activities	(590)	629
Cash flows from investing activities:
Net cash and cash equivalents acquired in acquisition of Professional Bancorp	—	84,017
Net cash and cash equivalents acquired in acquisition of Pacific Western Bank	1,401	—
Net cash and cash equivalents acquired in acquisition of WHEC	24,474	—
Net increase in loans outstanding	(9,311)	(3,206)
Net decrease in interest-bearing deposits in financial institutions	250	535
Maturities of securities held-to-maturity	728	2,696
Securities available-for-sale:
Maturities and calls	13,274	22,217
Purchases	—	(10,155)
Net purchases (sales) of FRB and FHLB stock	364	(6)
Proceeds from sale of OREO	1,866	518
Purchases of premises and equipment, net	(749)	(221)
Proceeds from sale of premises and equipment	22	147

Net cash provided by investing activities	32,319	96,542
Cash flows from financing activities:
Net increase (decrease) in deposits:
Non-interest bearing	26,744	(29,295)
Interest bearing	(31,543)	16,039
Proceeds from Rights Offering	23,000	—
Proceeds from exercise of stock options	256	383
Net increase in short-term borrowings	3,288	4,811
Cash dividends paid	(582)	(404)

Net cash provided by financing activities	21,163	(8,466)

Net increase in cash and cash equivalents	52,892	88,705
Cash and cash equivalents at beginning of period	104,703	52,655

Cash and cash equivalents at end of period	$157,595	$141,360

Supplemental disclosure of cash flow information:
Cash paid during period for:
Interest	$2,812	$3,103
Income taxes	—	600
Supplemental disclosure of noncash investing and financing activities:
Transfers from loans to other real estate owned	1,400	154
Conversion of securities available-for-sale to common stock	—	425
Conversion of Convertible debt	17	6

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In thousands)

Supplemental Disclosure of Acquisitions of Pacific Western and WHEC:

	Pacific Western	WHEC
Assets Acquired:
Cash & cash equivalent	$31,426	$24,474
Interest-bearing deposits in financial institutions	—	450
Investment securities	20,644	24,393
Loans	194,119	92,526
Premises and equipment	3,042	1,185
Goodwill	20,204	15,851
Other assets	3,922	3,900

	273,357	162,779
Liabilities Assumed:
Non-interest bearing deposits	(42,662)	(47,030)
Interest bearing deposits	(196,204)	(87,768)
Accrued interest payable and other liabilities	(4,466)	(3,458)

	(243,332)	(138,256)

Cash paid for common stock	$30,025	—

Fair value of common stock issued for common stock		$24,523

See "Notes to Unaudited Condensed Consolidated Financial Statements."

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

NOTE 1—BASIS OF PRESENTATION

        First Community Bancorp (the "Company") is the holding company for Rancho Santa Fe National Bank ("Rancho") and Pacific Western National Bank ("Pacific Western" and together with Rancho, the "Banks"). The unaudited condensed consolidated financial statements of the Company included herein reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. Certain reclassifications have been made to the unaudited condensed consolidated financial statements for 2001 to conform to the 2002 presentation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

        The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2001 filed on Form 10-K on March 29, 2002.

NOTE 2—ACQUISITIONS

Pacific Western Acquisition

        On January 31, 2002, the Company acquired Pacific Western National Bank. The shareholders and option holders of Pacific Western National Bank were paid approximately $36.6 million in cash. Upon completion of this acquisition, Pacific Western National Bank was merged with First Professional Bank N.A. and First Community Bank of the Desert, which were both wholly owned subsidiaries of the Company. The resulting wholly owned subsidiary operates as Pacific Western National Bank and is headquartered in Santa Monica, California. Hereafter, Pacific Western refers to the resultant bank after the combination with the former subsidiaries. To partially fund this acquisition, the Company raised approximately $23.0 million in a rights offering that closed on January 23, 2002. In the rights offering, the Company issued 1,194,805 shares of common stock at a price of $19.25 per share.

W.H.E.C., Inc. Acquisition

        On March 7, 2002, the Company acquired W.H.E.C., Inc. ("WHEC"), the holding company of Capital Bank of North County ("Capital Bank"). The Company issued 1,043,797 shares of its common stock in exchange for all of the outstanding common shares of WHEC. At the time of the merger, Capital Bank was merged into Rancho.

Upland Bank Acquisition

        On April 18, 2002, the Company announced a pending merger with Upland Bank ("Upland") based upon an agreement to acquire all of the outstanding common stock of Upland (the "Upland Agreement").

        The Upland Bank Agreement provides that the shareholders of the outstanding common shares and options of Upland will have the right to elect to receive for each share either $11.73 in cash or 0.5034 of a share of Company common stock. The pending merger is subject to standard conditions, including the approval of the shareholders of Upland and bank regulatory agencies. Upon receipt of the approvals and satisfaction or waiver of other conditions, the transaction is expected to close in the third quarter of 2002, at which time Upland will be merged into Pacific Western, with Pacific Western remaining as the surviving bank.

First National Bank Acquisition

        On April 29, 2002, the Company announced a pending merger with First National Bank of San Diego ("First National") based upon an agreement to acquire all of the outstanding common and preferred stock of First National (the "First National Agreement").

        The First National Agreement provides that each First National shareholder will have the right to elect to receive for each share of First National common stock or First National preferred stock either $10.00 in cash or 0.5008 of a share of Company common stock. The First National Agreement provides that 45% of the total consideration shall be in the form of Company common stock. The pending merger is subject to standard conditions, including the approval of the shareholders of First National and bank regulatory agencies. Upon receipt of the approvals and satisfaction or waiver of other conditions, the transaction is expected to close in the third quarter of 2002, at which time First National will merge into Rancho and the resulting bank will operate as First National Bank.

NOTE 3—NET INCOME PER SHARE

        The following is a summary of the calculation of basic and diluted net income per share for the three months ended March 31, 2002 and 2001:

	Earnings (numerator)	Shares (denominator)	Per share amount
	(In thousands, except per share data)
March 31, 2002
Basic EPS	$2,162	6,491.0	$0.33
Adjustments for diluted EPS:
Effect of dilutive stock options	—	254.7	$(0.01)
Effect of convertible debt	2	28.3	—

Diluted EPS	$2,164	6,774.0	$0.32

March 31, 2001
Basic EPS	$1,577	4,400.7	$0.36
Adjustments for diluted EPS:
Effect of dilutive stock options	—	217.6	$(0.02)
Effect of convertible debt	6	29.1	—

Diluted EPS	$1,583	4,647.4	$0.34

NOTE 4—PRO FORMA INFORMATION FOR PURCHASE ACQUISITIONS

        The Company acquired WHEC and Pacific Western National Bank during the first quarter of 2002 (see Note 2), and First Charter Bank on October 8, 2001, each in a transaction accounted for using the purchase method of accounting for which pro forma information is provided below.

        The following table presents unaudited results for the three months ended March 31, 2002 and 2001 and pro forma results of operations of the Company for the three months ended March 31, 2002 and 2001 as if the acquisitions of First Charter Bank, Pacific Western and WHEC had been effective at the beginning of 2001. The pro forma adjustments include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of results for the unaudited historical periods presented. No additional goodwill amortization is included in the pro formas based on the current accounting treatment of goodwill related to acquisitions consummated after June 1, 2001. The unaudited pro forma combined summary of operations is intended for informational purposes only and is not necessarily indicative of the future operating results of the Company or operating results that would have occurred had this acquisition been in effect for all the periods presented.

	Three Months Ended March 31,		Three Months Ended March 31,
	2002	Pro Forma 2002	2001	Pro Forma 2001
	(In thousands, except per share information)
Interest income	$13,901	$17,022	$11,505	$21,051
Interest expense	2,988	3,791	3,016	6,672

Net interest income	10,913	13,231	8,489	14,379
Provision for loan losses	—	115	314	584

Net interest income after provision for loan losses	10,913	13,116	8,175	13,795
Noninterest income	1,940	2,430	1,118	2,216
Noninterest expense	9,217	11,057	6,601	12,145

Income before income taxes	3,636	4,489	2,692	3,866
Income taxes	1,474	1,763	1,115	1,672

Net income	$2,162	$2,726	$1,577	$2,194

Net income per share:
Basic	$0.33	$0 .36	$0.36	$0.30
Diluted	$0.32	$0.35	$0.34	$0.29
Weighted average shares outstanding:
Basic	6,491.0	7,523.6	4,400.7	7,301.3
Diluted	6,774.0	7,806.6	4,647.4	7,548.0

NOTE 5—IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported separately from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provision of Statement 142. Statements 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposed Of Long-Lived Assets. The Company adopted the provisions of Statement 141 as of July 1, 2001, and Statement 142 as of January 1, 2002.

        The Company is in the process of evaluating its existing intangible assets and goodwill that were acquired in purchase business combinations, in order to make any necessary reclassifications to conform with the new criteria in Statement 141 for recognition separate from goodwill. The Company is required to reassess the useful lives and residual values of all intangible assets acquired. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provision of Statement 142. Impairment is measured as the excess carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be recognized as the cumulative effect of a change in accounting principle.

        In connection with Statement 142's transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company is in the process of identifying its reporting units and determining the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company has up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to purchase price allocation in accordance with Statement 141, to its carrying amount, both of which will be measured as of the date of adoption. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of income.

        In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Statement 145 updates, clarifies and simplifies existing accounting pronouncements including: rescinding Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect and amending Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Statement 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of Statement No. 4 encouraged. The Company does not expect the adoption of this statement to have a material impact on the its financial position or results of operations.

NOTE 6—STATEMENT 142 TRANSITIONAL DISCLOSURE

        The following is a reconciliation of reported net income to adjusted net income, in accordance with Statement 142:

	Three Months Ended March 31,
	2002	2001
	(In thousands, except per share information
Net income	$2,162	$1,577
Add back: Goodwill amortization	—	58

Adjusted net income	$2,162	$1,635

Basic earnings per share:
Net income	$0.33	$0.36
Goodwill amortization	—	0.01

Adjusted net income	$0.33	$0.37

Diluted earnings per share:
Net income	$0.32	$0.34
Goodwill amortization	—	0.01

Adjusted net income	$0.33	$0.35

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

Overview

        The following tables and data set forth certain statistical information relating to the Company as of March 31, 2002, and for the three-month periods ended March 31, 2002 and March 31, 2001. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto as of March 31, 2002, included herein, and the consolidated financial statements and notes thereto included in the Company's consolidated financial statements for the year ended December 31, 2001 filed on Form 10-K.

        Since December 31, 2001, the Company's total assets have increased by approximately $429.2 million, or 55.7%. Of this increase in assets, approximately $436.1 million relates to assets acquired in the Pacific Western and WHEC acquisitions. Excluding the assets acquired through the acquisitions, assets decreased approximately $6.5 million. This decrease is comprised of a decrease in cash and cash equivalents of approximately $5 million and a decrease in securities of approximately $15 million partially offset by, an increase in net loans of approximately $8 million, and an increase in other assets of approximately $5 million.

        Since December 31, 2001, the Company's total deposits have increased by approximately $368.9 million. Of this increase in deposits, approximately $373.7 million relates to deposits acquired in the Pacific Western and Capital Bank acquisitions. Before the increase in deposits acquired as a result of the acquisitions, deposits decreased approximately $5 million from December 31, 2001. Short-term borrowings increased by approximately $3.3 million from December 31, 2001.

        The Company issued $20 million of trust preferred securities during the fourth quarter of 2001; these securities are considered Tier I capital for regulatory purposes.

        Consolidated net income for the three months ended March 31, 2002 was $2,162,000 million, or $0.32 per diluted share. This compares to net income, before goodwill amortization, for the three months ended March 31, 2001 of $1,635,000, or $0.35 per diluted share. The comparison of net income in 2002 is made to net income, before goodwill amortization, in 2001 due to a new accounting standard adopted by the Company on January 1, 2002 which requires the discontinuance of goodwill amortization. The Company reported net income for the three months ended March 31, 2001 of $1,577,000, or $0.34, per diluted share.

        The decline in diluted earnings per share relates primarily to compression of the Company's net interest margin to 5.24% for the first quarter of 2002 compared to 6.25% for the first quarter of 2001, offset by the absence of a provision for loan losses in the recent quarter. In addition, the expense consolidation related to the acquisitions of Pacific Western National Bank and Capital Bank is in the early stages and has not been fully realized.

        On April 24, 2002 the Company's Board of Directors approved a quarterly dividend of $0.15 per common share which is payable on May 31, 2002 to shareholders of record on May 15, 2002.

Results of Operations

        Operating Income.    The Company's return on average assets was 0.89% in the first quarter of 2002 versus 1.04% in the first quarter of 2001. This decrease was due to a substantial growth in average assets as a result of the Pacific Western and WHEC acquisitions with a moderate growth in net income between the two periods. The operating efficiency ratio increased from 68.7% in the first quarter of 2001 to 72.0% in the first quarter of 2002. Operating revenues grew 35.3% from the first quarter of 2001 to the first quarter of 2002 while operating expense grew 43.2% during the same period. The changes in the profitability ratios can be attributed to a few significant factors: (i) the Company incurs expenses as it develops the infrastructure to smoothly absorb the completed acquisitions as well as pending acquisitions; (ii) expected expense consolidation and revenue opportunities from recent acquisitions have not been fully realized, and (iii) a lower net interest margin due to a decline in market rates implemented by the Federal Reserve Bank during the second, third and fourth quarters of 2001 which negatively impacts the Company's current yields on earning assets and effects the Company's ability to reduce its cost of funds as much as market rate declines.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2002	2001
Per share information with goodwill amortization:
Number of shares (weighted average, in thousands)	6,491.0	4,400.7
Diluted shares (weighted average, in thousands)	6,774.0	4,647.4
Basic income (loss) per share	$0.33	$0.36
Diluted income (loss) per share	$0.32	$0.34
Per share information before goodwill amortization:
Basic income per share	$0.33	$0.37
Diluted income per share	$0.32	$0.35
Profitability measures with goodwill amortization:
Return on average assets	0.89%	1.04%
Return on average equity	12.9%	18.3%
Efficiency ratio	71.7%	68.7%
Profitability measures before goodwill amortization:
Return on average assets	0.89%	1.08%
Return on average equity	12.9%	19.0%
Efficiency ratio	71.7%	68.1%
Adjustments to net income (in thousands):
Net income	$2,162	$1,577
Goodwill amortization	—	58

Operating income	$2,162	$1,635

Operating revenues (in thousands):
Net interest income	$10,913	$8,489
Noninterest income	1,940	1,118

Operating revenues	$12,853	$9,607

Adjustments to expenses (in thousands):
Noninterest expense	$9,217	$6,601
Goodwill amortization	—	(58)

Operating expenses	$9,217	$6,543

        Income for the Company is dependent on loan growth, controlling costs and continual efforts to prevent any unexpected loan losses that would require additions to the allowance for loan losses. The Company believes that the demand for loans has increased in the Company's primary market areas due to the growth in the Southern California economy along with the ability of the Company's customers to participate in that growth. However, the perceived increase in the demand for loans is tempered by the highly competitive banking marketplace and the Company's desire to maintain strong credit quality standards. In spite of these factors and excluding the $286.6 million in loans, net of deferred fees and costs, acquired in the Pacific Western National Bank and WHEC acquisitions, the Company's business development efforts resulted in an increase in loans, net of deferred fees and costs, of approximately $10.3 million since year-end 2001. As a result of the increase in gross loans of 59.4%, including loans acquired in the acquisitions, and the approximate 54.5% increase in deposits, the Company's loan-to-deposit ratio, has increased from 74.1% as of December 31, 2001, to 76.5% as of March 31, 2002.

        Net Interest Income.    Net interest income is the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. The following tables provide information concerning average interest-earning assets and interest-bearing liabilities and yields and rates thereon for the three months ended March 31, 2002 and March 31, 2001. Nonaccrual loans are included in the average earning assets amounts.

AVERAGE BALANCE SHEETS

	Three Months Ended March 31,
	2002	2001
	(Dollars in thousands)
Average Assets:
Loans, net of deferred fees and costs	$655,196	$358,644
Investment securities	143,712	101,033
Federal funds sold	44,771	90,813
Interest-bearing deposits in financial institutions	190	441

Average earning assets	843,869	550,931
Other assets	144,476	62,477

Average total assets	$988,345	$613,408

Average Liabilities and Shareholders' Equity:
Average Liabilities:
Noninterest-bearing deposits	$324,496	$230,686
Time deposits of $100,000 or more	94,264	52,252
Other interest-bearing deposits	457,524	273,637

Average deposits	876,283	556,575
Other interest-bearing liabilities	30,767	13,779
Other liabilities	13,090	8,091

Average liabilities	920,140	578,445
Average equity	68,205	34,963

Average liabilities and shareholders' equity	$988,345	$613,408

Yield Analysis:
(Dollars in thousands)
Average earning assets	$843,869	$550,931
Yield	6.68%	8.47%
Average interest-bearing deposits	$551,787	$325,889
Cost	1.80%	3.36%
Average deposits	$876,283	$556,575
Cost	1.13%	1.97%
Average interest-bearing liabilities	$582,554	$339,668
Cost	2.08%	3.60%
Average interest sensitive liabilities	$907,050	$570,354
Cost	1.34%	2.14%
Interest spread	4.60%	4.87%
Net interest margin	5.24%	6.25%

        First quarter analysis.    Interest income increased by approximately $2.4 million from $11.5 million for the first quarter of 2001 to $13.9 million for the same period of 2002. The increase in interest income was due largely to the increase of approximately $292.9 million in average earning assets. This increase in average earnings assets was mostly a result of the earning assets acquired in the Pacific Western National Bank and WHEC acquisitions. During this same period the yield on earning assets decreased from 8.47% to 6.68%, a reduction of 179 basis points. The Federal Reserve lowered interest rates several times during this period and since a substantial portion of the Company's earning assets reprice with the general level of interest rates, the yield on the Company's earning assets declined significantly.

        Interest expense decreased by approximately $28,000 from $3,016,000 for the first quarter of 2001 to $2,988,000 for the same period of 2002. Even though average interest-bearing liabilities grew from $339.7 million to $582.6 million, interest expense decreased because of the Federal Reserve rate reductions. This increase in average interest-bearing liabilities was due mostly to the interest-bearing liabilities acquired in the Pacific Western National Bank and WHEC acquisitions. The cost of interest-bearing liabilities decreased from 3.60% to 2.08% over the same periods of time as a result of a decrease in the cost of interest-bearing deposits partially offset by (i) customers shifting deposits to higher costing deposits; (ii) the lag of deposit repricing versus asset repricing; and (iii) the addition of higher costing interest-bearing liabilities such as the trust preferred securities and the revolving line of credit.

        Noninterest Income.    The following table sets forth the details of noninterest income for the three months ended March 31, 2002 and 2001 and pro forma details for the three months ended March 31, 2002 and 2001 as if the acquisitions of First Charter, Pacific Western National Bank and WHEC had been effective at the beginning of 2001. Comparisons are then performed on a pro forma basis.

	Three Months Ended March 31,
	2002 Actual	2001 Actual	2002 Pro Forma	2001 Pro Forma	Increase (Decrease)
	(In thousands)
Noninterest income:
Service charges and fees on deposit accounts	$1,118	$707	$1,382	$1,229	$153
Merchant discount fees	84	69	107	142	(35)
Other commissions and fees	346	128	450	485	(35)
Gain on sale of loans	64	105	75	153	(78)
Other income	328	109	416	207	209

Total noninterest income	$1,940	$1,118	$2,430	$2,216	$214

        On a pro forma basis, total noninterest income increased by approximately $214,000, or approximately 9.7%, to $2,430,000 for the three months ended March 31, 2002 from $2,216,000 for the three months ended March 31, 2001. Service charges and fees on deposit accounts increased by approximately $153,000 due primarily to account analysis fees increasing approximately $150,000. Gain on sale of loans decreased by approximately $78,000 due mainly to a decrease in SBA loan activity in the 2002 period. Other income increased due to gain on sale of other real estate owned of $145,000 in the 2002 quarter compared to a $13,000 loss recognized in the 2001 quarter.

        Noninterest Expense.    The following table sets forth the details of noninterest expense for the three months ended March 31, 2002 and 2001 and pro forma details for the three months ended March 31, 2002 and 2001 as if the acquisitions of First Charter, Pacific Western National Bank and WHEC had been effective at the beginning of 2001. This pro forma comparison simply combines historical financial information and therefore no additional goodwill amortization expense is included. Comparisons are then performed on a pro forma basis.

	Three Months Ended March 31,
	2002 Actual	2001 Actual	2002 Pro Forma	2001 Pro Forma	Increase (Decrease)
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$4,714	$3,473	$5,655	$6,335	$(680)
Occupancy	1,080	730	1,329	1,276	53
Furniture and equipment	640	356	758	732	26
Legal expenses	242	110	268	404	(136)
Other professional services	974	681	1,174	1,284	(110)
Stationery, supplies and printing	403	149	517	456	61
FDIC assessment	67	144	75	159	(84)
Cost of other real estate owned	65	30	65	34	31
Advertising	157	139	229	330	(101)
Insurance	79	79	96	143	(47)
Other	796	652	891	934	(43)

Operating expense	9,217	6,543	11,057	12,087	(1,030)
Goodwill amortization	—	58	—	58	(58)

Total noninterest expense	$9,217	$6,601	$11,057	$12,145	$(1,088)

        Total operating expense (noninterest expenses before the amortization of goodwill) decreased, on a pro forma basis, approximately $1,030,000, or 8.5%, to $11,057,000 for the three months ended March 31, 2002 from $12,087,000 for the three months ended March 31, 2001. The decrease in almost all categories of expense is primarily a result of the efficiencies associated with the consolidation of functions, partially offset by the increased level of economic activity in the Company's markets and the Company's response to this increased level of customers and customer activity. The Company expects further expense consolidation related to its acquisitions completed during the first quarter of 2002.

        The efficiency ratio (operating expense divided by net interest income plus noninterest income) is a measure of how effective the Company is at using its expense dollars. A lower or declining ratio indicates improving efficiency. The increase in the efficiency ratio to 71.7% for the first quarter of 2002 from 68.7% for the first quarter of 2001 is mostly a result of the decline in the net interest margin and the operation consolidations related to the acquisitions which will not be fully implemented until the second half of 2002.

        Income Taxes.    The Company's normal effective income tax rate is approximately 42.0%, representing a blend of the statutory Federal income tax rate of 35.0% and the California income tax rate of 10.84%. Due to the nondeductibility of goodwill amortization and certain merger costs, the Company's actual effective income tax rates were 40.5% and 41.4% for the three months ended March 31, 2002 and 2001, respectively.

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

CREDIT QUALITY MEASURES

        The following table shows the historical trends in nonperforming assets and key credit quality statistics for the Company:

	As of or for the Periods Ending
	Year 12/31/00	3 Months 3/31/01	6 Months 6/30/01	9 Months 9/30/01	Year 12/31/01	3 Months 3/31/02
	(Dollars in thousands)
Loans past due 90 days or more and still accruing	$—	$250	$—	$—	$—	$112
Nonaccrual loans and leases	2,271	11,340	11,225	6,103	4,672	6,205
Other real estate owned	1,031	654	654	309	3,075	2,747

Nonperforming assets	$3,302	$12,244	$11,879	$6,412	$7,747	$9,064

Impaired loans, gross	$2,271	$11,340	$11,225	$6,103	$4,672	$6,205
Allocated allowance for loan losses	(368)	(3,161)	(3,026)	(2,409)	(1,256)	(784)

Net investment in impaired loans	$1,903	$8,179	$8,199	$3,694	$3,416	$5,421

Charged off loans year-to-date (normalized)	$708	$119	$1,798	$2,065	$7,521	1,039
Recoveries year-to-date	(93)	(182)	(618)	(710)	(1,203)	(429)

Net charge offs (recoveries)	$615	$(63)	$1,180	$1,355	$6,318	$610

Allowance for loan losses to loans, net of deferred fees and costs	1.57%	3.12%	2.77%	2.63%	2.23%	1.70%
Allowance for loan losses to nonaccrual loans and leases	173.1%	98.9%	92.9%	167.9%	239.9%	218.6%
Nonperforming assets to loans and OREO	1.31%	3.40%	3.15%	1.65%	1.53%	1.13%
Annualized net charge offs (recoveries) to average loans	0.27%	(0.07)%	0.66%	0.50%	1.60%	0.38%
Nonaccrual loans to loans, net of deferred fees and costs	0.91%	3.16%	2.98%	1.57%	0.93%	0.78%
Allowance for loan losses to nonperforming assets	119.0%	91.6%	87.8%	159.8%	144.7%	149.5%
Loans, net of deferred fees and costs	$250,552	$359,393	$376,502	$389,244	$501,740	$798,714
Allowance for loan loss	3,930	11,215	10,424	10,248	11,209	13,563
Average loans	228,638	358,644	362,920	381,531	395,337	655,196

        As of March 31, 2002, the Company had approximately $6,205,000 of loans which were considered impaired, all of which were on nonaccrual status, compared to $4,672,000 at December 31, 2001. The ALL at March 31, 2002 includes allocated allowances of approximately $784,000 established for certain impaired loans. Nonperforming assets increased approximately $1,317,000 from $7,747,000 at December 31, 2001, to $9,064,000 at March 31, 2002. This increase is mostly a result of increased nonaccrual loans of $1,533,000 primarily due to the addition of $1,433,000 in loans classified as nonaccrual by Pacific Western National Bank and Capital Bank. Nonetheless, nonaccrual loans as a percentage of loans, net of deferred fees and costs, decreased to 0.78% as of March 31, 2002 from 0.93% as of December 31, 2001. The ALL totaled $13,563,000 at March 31, 2002 and represents 218.6% of nonaccrual loans and, in the opinion of management, is adequate to cover any shortfall that may occur upon disposition of the collateral along with the remaining nonaccrual loans. During the three months ended March 31, 2002, the Company acquired approximately $1,400,000 of other real estate owned ("OREO") and sold approximately $1,721,000 of OREO.

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

        The percentage of ALL to gross loans, net of deferred fees and costs, was 1.70% at March 31, 2002, down from 2.23% at December 31, 2001. The decrease in the percentage in the first quarter of 2002 is almost entirely a result of the loans and ALL acquired in the acquisitions of Pacific Western and WHEC. Net OREO decreased $328,000 to $2,747,000 during the first quarter of 2002. Although total nonperforming assets increased by $1,317,000 during the first quarter of 2002, the ratio to gross loans and OREO decreased to 1.13% at March 31, 2002 compared to 1.53% at December 31, 2001. The Company had net charge offs of $610,000 during the three months ended March 31, 2002 represented by charge offs of $1,039,000 and recoveries of $429,000 during the period. The allowance for ALL increased by $2,354,000, from $11,209,000 at December 31, 2001 to $13,563,000 at March 31, 2002. The ALL as a percentage of nonperforming assets increased from 144.7% at December 31, 2001 to 149.5% at March 31, 2002 mainly due to the increase in the ALL. Management believes that the ALL at March 31, 2002 is adequate based on the Company's quarterly migration analysis of loan losses, current economic conditions and continued adherence to established credit policies.

        Regulatory Matters.    The regulatory capital guidelines as well as the actual regulatory capital ratios for Rancho, Pacific Western, and the Company on a consolidated basis as of March 31, 2002, are as follows:

	Regulatory Requirements (Greater than or equal to stated percentage)		Actual
	Adequately Capitalized	Well Capitalized	Rancho	Pacific Western	Consolidated
Detailed computations of
Tier 1 leverage capital ratio	4.00%	5.00%	12.34%	7.25%	8.98%
Tier 1 risk-based capital ratio	4.00%	6.00%	11.11%	8.42%	9.63%
Total risk-based capital	8.00%	10.00%	12.19%	9.67%	10.96%

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

        Historically, the overall liquidity of the Banks is based on the core deposit base of the Banks. The Banks have not relied on large denomination time deposits. To meet short-term liquidity needs, the Company has maintained at the Banks what it believes are adequate balances in federal funds sold, interest-bearing deposits in financial institutions and investment securities having maturities of five years or less. On a consolidated basis, liquid assets (cash, federal funds sold and investment securities available-for-sale) as a percent of total deposits were 29.1% and 32.7% as of March 31, 2002 and December 31, 2001, respectively.

        Market risk sensitive instruments are generally defined as on and off balance sheet derivatives and other financial instruments. At December 31, 2001 and March 31, 2002, the Company had no material derivatives. The Company's financial instruments include loans receivable, federal funds sold, interest-bearing deposits in financial institutions, FRB and FHLB stock, investment securities, deposits, short-term borrowings, convertible debt and trust preferred securities. At December 31, 2001, the Company had approximately $667 million in interest sensitive assets and approximately $706 million in interest sensitive liabilities. At March 31, 2002, the Company's interest sensitive assets and interest sensitive liabilities totaled approximately $1.035 billion and $1.078 billion, respectively. The increase in interest sensitive assets and interest sensitive liabilities resulted mostly from assets and liabilities acquired in the Pacific Western National Bank and WHEC acquisitions.

        The yield on interest sensitive assets and the cost of interest sensitive liabilities for the three month period ended March 31, 2002 was 6.68% and 1.34%, respectively, compared to 5.93% and 1.50%, respectively, for the three month period ended December 31, 2001. The increase in the yield on interest sensitive assets during the quarter is primarily a result of acquiring higher yielding assets in the acquisitions of Pacific Western and WHEC. Average loans as a percentage of average earning assets increased to 77.6% for the quarter ended March 31, 2002 compared to 69.2% for the quarter ended December 31, 2001. The decrease in the cost of interest sensitive liabilities during the quarter is primarily a result of higher cost deposits continuing to reprice at current lower rates as well as the effect of low cost deposits acquired in the Pacific Western National Bank and WHEC acquisitions.

        The Company's interest sensitive assets and interest sensitive liabilities were reported to have estimated fair values of $660.1 million and $708.3 million, respectively, at December 31, 2001. Because of the floating and short-term nature of its interest sensitive assets and liabilities, management believes that there has been no material change in the difference between the book value of the interest sensitive assets and liabilities and their estimated fair values.

        The critical accounting policies of the Company have not changed since December 31, 2001 as disclosed in the Form 10-K.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

        Information concerning our exposure to market risk, which has remained relatively unchanged from December 31, 2001, is incorporated by reference from the text under the caption "Qualitative and Quantitative Disclosure About Market Risk" in the Form 10-K for the year ended December 31, 2001. In addition, see the section titled "Liquidity, Interest Rate Sensitivity and Market Risk" in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

        None

ITEM 2. Changes in Securities and Use of Proceeds

        None

ITEM 3. Defaults Upon Senior Securities

        None

ITEM 4. Submission of Matters to a Vote of Security Holders

        None

ITEM 5. Other Information

        None

ITEM 6. Exhibits and Reports on Form 8-K

A. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of First Community Bancorp (Exhibit 3.1 to a Form 8-A filed on June 2, 2000 and incorporated herein by this reference).
3.2	Bylaws of First Community Bancorp (Exhibit 3.2 to a Form 8-A filed on June 2, 2000 and incorporated herein by this reference).
10.	Guarantee Agreement By and Between First Community Bancorp and Wilmington Trust Company Dated as of November 28, 2001.
10.1	Amended and Restated Declaration of Trust of First Community / CA Statutory Trust III dated November 28, 2001.
10.2	Indenture between First Community Bancorp as Issuer and Wilmington Trust Company as Trustee Dated as of November 28, 2001.
10.3	Guarantee Agreement By and Between First Community Bancorp and State Street Bank and Trust Company of Connecticut, National Association Dated as of December 18, 2001.
10.4
Amended and Restated Declaration of Trust By and Among State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee, First Community Bancorp, as Sponsor, and Matthew P. Wagner, Robert Borgman and Mark Christian, as Administrators, dated December 18, 2001.
10.5	Indenture between State Street Bank and Trust Company of Connecticut, National Association, as Trustee and First Community Bancorp, as Issuer dated as of December 18, 2001.

B. Reports on Form 8-K

        On February 15, 2002 the Company filed a current report on Form 8-K disclosing information related to the acquisition of Pacific Western National Bank. An amendment to such report was filed on Form 8-K/A on March 27, 2002.

        On March 21, 2002 the Company filed a current report on Form 8-K disclosing information related to the acquisition of W.H.E.C., Inc. An amendment to such report was filed on Form 8-K/A on May 14, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY BANCORP
Date: May 15, 2002	By:	/s/ LYNN M. HOPKINS Lynn M. Hopkins (Executive Vice President and Chief Financial Officer)

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED (In thousands)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2002
PART II—OTHER INFORMATION
SIGNATURES