Form 10-Q
period 2002-06-30
FIRST COMMUNITY BANCORP /CA/
filed 2002-08-14
CIK 1102112

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 2002: 11,462,165 shares of common stock, no par value.

PART I—FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (unaudited)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2002	December 31, 2001
Assets:
Cash and due from banks	$77,615	$68,513
Federal funds sold	7,500	36,190

Total cash and cash equivalents	85,115	104,703
Interest-bearing deposits in financial institutions	290	190
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	2,165	2,137
Securities held to maturity (fair value of $11,114 at 6/30/02 and $9,982 at 12/31/01)	10,484	9,681
Securities available-for-sale (amortized cost of $144,974 at 6/30/02 and $116,246 at 12/31/01)	147,652	116,775

Total securities	160,301	128,593
Gross loans	883,818	502,090
Deferred fees and costs	(2,052)	(350)

Loans, net of deferred fees and costs	881,766	501,740
Allowance for loan losses	(13,136)	(11,209)

Net loans	868,630	490,531
Premises and equipment	10,494	5,914
Other real estate owned, net	2,797	3,075
Goodwill and other intangibles	49,146	9,793
Other assets	34,735	27,418

Total assets	$1,211,508	$770,217

Liabilities and Shareholders' Equity:
Liabilities:
Noninterest-bearing deposits	$420,540	$275,616
Interest-bearing deposits	629,717	401,551

Total deposits	1,050,257	677,167
Accrued interest payable and other liabilities	12,314	8,651
Short-term borrowings	1,534	431
Convertible debt	654	671
Trust preferred securities	38,000	28,000

Total liabilities	1,102,759	714,920
Shareholders' equity:
Preferred stock; authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value; authorized 15,000,000 shares, issued and outstanding 7,546,831 and 5,277,360 at June 30, 2002 and December 31, 2001, respectively	91,036	43,137
Retained earnings	16,161	11,852
Accumulated other comprehensive income:
Unrealized gains on securities available-for-sale, net	1,552	308

Total shareholders' equity	108,749	55,297

Total liabilities and shareholders' equity	$1,211,508	$770,217

Book value per share	$14.41	$10.48

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Interest income:
Interest and fees on loans	$15,507	$7,986	$27,317	$16,648
Interest on interest-bearing deposits in financial institutions	3	7	6	17
Interest on investment securities	1,946	1,396	3,800	2,974
Interest on federal funds sold	205	1,138	444	2,393

Total interest income	17,661	10,527	31,567	22,032
Interest expense:
Interest expense on deposits	2,529	2,511	4,979	5,212
Interest expense on short-term borrowings	32	112	38	201
Interest expense on convertible debt	10	13	14	24
Interest expense on trust preferred securities	572	218	1,100	433

Total interest expense	3,143	2,854	6,131	5,870

Net interest income	14,518	7,673	25,436	16,162
Provision for loan losses	—	325	—	639

Net interest income after provision for loan losses	14,518	7,348	25,436	15,523
Noninterest income:
Service charges and fees on deposit accounts	1,229	567	2,344	1,118
Merchant discount fees	146	94	230	163
Other commissions and fees	349	285	752	569
Gain on sale of loans	145	64	209	169
Other income	1,195	90	1,538	199

Total noninterest income	3,064	1,100	5,073	2,218
Noninterest expense:
Salaries and employee benefits	5,362	2,967	10,059	6,419
Occupancy	1,225	719	2,305	1,449
Furniture and equipment	742	329	1,382	673
Data processing	736	390	1,480	834
Other professional services	726	438	1,280	796
Business development	270	151	487	346
Communications	387	184	726	414
Stationary and supplies	199	59	320	107
Insurance and assessments	309	264	509	523
Cost of real estate owned	8	2	71	32
Goodwill amortization	—	76	—	134
Core deposit intangible amortization	339	—	339	—
Other	888	343	1,524	796

Total noninterest expense	11,191	5,922	20,482	12,523

Income before income taxes	6,391	2,526	10,027	5,218
Income taxes	2,531	1,039	4,005	2,154

Net income	$3,860	$1,487	$6,022	$3,064

Per share information:
Number of shares (weighted average)
Basic	7,542.3	4,546.7	7,019.6	4,474.1
Diluted	7,952.6	4,823.4	7,368.5	4,734.7
Income per share
Basic	$0.51	$0.33	$0.86	$0.68
Diluted	$0.49	$0.31	$0.82	$0.65

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income	$3,860	$1,487	$6,022	$3,064
Other comprehensive income, net of related income taxes:
Unrealized gains on securities:
Unrealized holding gains arising during the period	1,591	58	1,244	421
Less reclassifications of realized losses included in income	—	—	—	—

	1,591	58	1,244	421

Comprehensive income	$5,451	$1,545	$7,266	$3,485

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$6,022	$3,064
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,851	952
Provision for loan losses	—	639
(Gain) loss on sale of OREO	(145)	13
Gain on sale of loans	(209)	(169)
Proceeds from loans held for sale	2,090	1,500
Loss (gain) on sale of premises and equipment	16	(19)
Gain on sale or calls of securities available-for-sale	—	(17)
Decrease in other assets	381	977
Decrease in accrued interest payable and other liabilities	(9,055)	(1,152)
Dividend on FHLB stock	(24)	(8)

Net cash (used in) provided by operating activities	927	5,780
Cash flows from investing activities:
Net cash and cash equivalents acquired in acquisition of Professional Bancorp	—	84,017
Net cash and cash equivalents acquired in acquisition of Pacific Western Bank	1,401	—
Net cash and cash equivalents acquired in acquisition of WHEC	24,853	—
Net increase in loans outstanding	(94,778)	(22,867)
Net decrease in interest-bearing deposits in financial institutions	350	535
Securities held-to-maturity:
Maturities	1,686	6,144
Purchases	(2,536)	—
Securities available-for-sale:
Maturities	25,410	31,968
Purchases	(10,000)	(30,291)
Net sales (purchases) in FRB and FHLB stock	465	(208)
Proceeds from sale of OREO	1,866	518
Purchases of premises and equipment, net	(1,424)	(636)
Proceeds from sale of premises and equipment	16	147

Net cash (used in) provided by investing activities	(52,691)	69,327
Cash flows from financing activities:
Net increase (decrease) in deposits:
Non-interest bearing	55,232	(34,686)
Interest bearing	(55,806)	31,562
Proceeds from trust preferred securities	10,000	—
Proceeds from rights offering	23,000	—
Proceeds from exercise of stock options	359	807
Net increase in short-term borrowings	1,104	5,320
Cash dividends paid	(1,713)	(814)

Net cash provided by financing activities	32,176	2,189

Net (decrease) increase in cash and cash equivalents	(19,588)	77,296
Cash and cash equivalents at beginning of period	104,703	52,655

Cash and cash equivalents at end of period	$85,115	$129,951

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$6,724	$4,108
Cash paid during period for income taxes	995	1,145
Transfer from loans to other real estate owned	1,443	—
Conversion of convertible debt	17	6

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In Thousands)

Supplemental Disclosure of Acquisitions:

	2002		2001
	Pacific Western	WHEC	Professional Bancorp
Assets acquired:
Cash & cash equivalent	$31,426	$24,853	$92,447
Interest-bearing deposits in other banks	—	450	325
Investment securities	20,644	24,393	61,447
Loans	194,119	92,526	98,713
Premises and equipment	3,042	1,185	673
Goodwill	18,089	13,627	4,358
Core deposit intangible	3,646	4,182	—
Other assets	3,922	4,320	7,753

	274,888	165,536	265,716
Liabilities assumed:
Non-interest bearing deposits	(42,662)	(47,030)	(134,792)
Interest bearing deposits	(196,204)	(87,768)	(109,691)
Accrued interest payable and other liabilities	(5,997)	(6,215)	(4,224)
Convertible debt	—	—	(679)

	(244,863)	(141,013)	(249,386)

Cash paid for common stock	30,025	—	8,430
Fair value of common stock issued for common stock	—	24,523	7,900

Total consideration paid	$30,025	$24,523	$16,330

See "Notes to Unaudited Condensed Consolidated Financial Statements."

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

NOTE 1—BASIS OF PRESENTATION

        First Community Bancorp (the "Company") is the holding company for Rancho Santa Fe National Bank ("Rancho") and Pacific Western National Bank ("Pacific Western" and together with Rancho, the "Banks"). The unaudited condensed consolidated financial statements of the Company included herein reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. Certain reclassifications have been made to the unaudited condensed consolidated financial statements for 2001 to conform to the 2002 presentation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

        The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K on March 29, 2002 for the year ended December 31, 2001.

NOTE 2—ACQUISITIONS

First Community Bank of the Desert Acquisition

        On May 31, 2000, the Company completed its formation whereby Rancho and First Community Bank of the Desert became its wholly-owned subsidiaries. Shareholders for both banks approved the transaction at their respective shareholder meetings held on May 31, 2000. Under the terms of the merger agreement, each shareholder of First Community Bank of the Desert received 0.30 shares of Company common stock for each share of First Community Bank of the Desert common stock. Each Rancho share was exchanged for one share of Company common stock. At the same time as completion of the merger, the Company's common stock was listed on NASDAQ under the symbol FCBP. The Company accounted for the merger as a "pooling-of-interests."

Professional Bancorp Acquisition

        On January 16, 2001, the Company acquired Professional Bancorp, Inc. ("Professional") and its wholly-owned subsidiary, First Professional Bank, N.A. ("First Professional"). Shareholders of Professional received either $8.00 in cash or 0.55 shares of Company common stock for each share of Professional common stock. Professional shareholders had the option to choose either cash or stock consideration. The purchase price received by shareholders of Professional totaled approximately 504,747 shares of Company common stock and approximately $8.4 million in cash, resulting in a total purchase price of approximately $16.3 million. This acquisition was accounted for using the purchase method of accounting.

First Charter Acquisition

        On October 8, 2001, the Company acquired First Charter Bank, N.A. ("First Charter"). Shareholders of First Charter received 0.008635 of a share of Company common stock for each share of First Charter common stock. Approximately 661,609 shares were issued in this acquisition, resulting in a total purchase price of approximately $14.2 million. First Charter was merged into First Professional with First Professional as the surviving entity. This acquisition was accounted for using the purchase method of accounting.

Pacific Western Acquisition

        On January 31, 2002, the Company acquired Pacific Western National Bank. The shareholders and option holders of Pacific Western National Bank were paid approximately $30.0 million in cash. Upon completion of the acquisition, Pacific Western National Bank and First Community Bank of the Desert were merged with First Professional Bank, N.A. The resulting bank operates as Pacific Western and is headquartered in Santa Monica, California. References to Pacific Western National Bank refer to the bank acquired on January 31, 2002. When we refer to Pacific Western, we are referring to the surviving bank formed through the merger of Pacific Western National Bank, First Community Bank of the Desert and First Professional Bank, N.A.

W.H.E.C., Inc. Acquisition

        On March 7, 2002, the Company acquired W.H.E.C., Inc. ("WHEC"), the holding company of Capital Bank of North County ("Capital Bank"). The Company issued 1.1 million shares of its common stock in exchange for all of the outstanding common shares and options of WHEC. At the time of the merger, Capital Bank was merged into Rancho.

Upland Bank Acquisition

        The Company has a pending merger based upon an agreement (the "Upland Bank Agreement") to acquire all of the outstanding common stock of Upland Bank ("Upland").

        The Upland Bank Agreement provides that the shareholders of the outstanding common shares and options of Upland will have the right to elect to receive for each share either $11.73 in cash or 0.5034 of a share of Company common stock. The pending merger is subject to standard conditions, including the approval of the shareholders of Upland and bank regulatory agencies. The pending merger received regulatory approval on June 25, 2002 and the Upland shareholder meeting will be held on August 19, 2002. Upon receipt of the approvals and satisfaction or waiver of other conditions, the transaction is expected to close in the latter half of August 2002, at which time Upland will be merged into Pacific Western, with Pacific Western remaining as the surviving bank.

Marathon Bancorp Acquisition

        The Company has a pending merger based upon an agreement (the "Marathon Agreement") to acquire all of the outstanding common stock of Marathon Bancorp, the holding company of Marathon Bank ("Marathon").

        The Marathon Agreement provides that each Marathon Bancorp shareholder shall have the right to elect to receive for each share of Marathon common stock either cash or common stock of the Company with a value that depends on the average price of the Company's common stock over a fifteen-day averaging period ending on the third business day prior to the Marathon shareholders' meeting. If the price of the Company's common stock is greater than or equal to $19.50 and less than or equal to $23.30 over the fifteen-day averaging period, Marathon shareholders will have the right to elect to receive, for each share of Marathon common stock, either cash or Company common stock with a value of $4.80. If the price of the Company's common stock over the fifteen-day averaging period is greater that $23.30 or less that $19.50, Marathon shareholders will have the right to elect to receive an amount in cash or Company common stock that will be greater than or less than $4.80 per share, respectively.

        The Marathon Agreement provides that at least 50% of the consideration shall be in the form of Company common stock. The pending merger is subject to standard conditions, including the approval of the shareholders of Marathon and bank regulatory agencies. The pending merger received regulatory approval of the Office of the Comptroller of the Currency (the "OCC") on July 3, 2002 and the Marathon shareholder meeting will be held on August 19, 2002. Upon receipt of the approvals and satisfaction or waiver of other conditions, including non-objection of the Board of Governors of the Federal Reserve System, the transaction is expected to close in the latter half of August 2002, at which time Marathon will be merged into Pacific Western, with Pacific Western remaining as the surviving bank.

First National Bank Acquisition

        The Company has a pending merger based upon an agreement (the "First National Agreement") to acquire all of the outstanding common and preferred stock of First National Bank ("First National").

        The First National Agreement provides that each First National shareholder will have the right to elect to receive for each share of First National common stock or First National preferred stock either $10.00 in cash or 0.5008 of a share of Company common stock. The First National Agreement provides that 2,762,662 shares of Company common stock are to be issued to First National shareholders. In the event that the closing price of the Company's common stock is less that $19.97 per share as of the closing date of the merger, the First National Agreement contains provisions that require the Company to issue stock to ensure that the value of the consideration First National shareholders receive is at least equal to the consideration they would have received had the closing price of the Company's stock on the closing date of the merger been $19.97 per share and to ensure that at least 45% of the total consideration shall be in the form of the Company's common stock. The pending merger is subject to standard conditions, including the approval of the shareholders of First National, the shareholders of the Company and the OCC. The First National shareholder meeting is scheduled for September 5, 2002 and the Company's shareholder meeting is scheduled of September 6, 2002. Upon receipt of the approvals and satisfaction or waiver of other conditions, the transaction is expected to close in the third quarter of 2002, at which time First National will merge into Rancho. The surviving bank will operate under the name First National Bank.

Pro Forma Information for Purchase Acquisitions

        The following table presents unaudited pro forma results of operations of the Company for the three and six months ended June 30, 2002 and 2001 as if the acquisitions of First Charter Bank, Pacific Western National Bank and WHEC had been effective on January 1, 2001. The impact of the Professional acquisition is not included in the pro formas as it is immaterial. The unaudited pro forma combined summary of operations is intended for informational purposes only and is not necessarily indicative of the future operating results of the Company or operating results that would have occurred had these acquisitions been in effect for all the periods presented.

	Three Months Ended June 30,		Six months Ended June 30,
	Pro Forma 2002	Pro Forma 2001	Pro Forma 2002	Pro Forma 2001
	(In thousands, except per share information)
Interest income	$17,661	$19,815	$34,749	$40,782
Interest expense	3,143	6,635	6,934	13,301

Net interest income	14,518	13,180	27,815	27,481
Provision for loan losses	—	655	115	1,239

Net interest income after provision for loan losses	14,518	12,525	27,700	26,242
Noninterest income	3,064	2,057	5,502	4,065
Noninterest expense	11,191	11,164	22,322	22,905

Income before income taxes	6,391	3,418	10,880	7,402
Income taxes	2,531	1,581	4,294	3,252

Net income from continuing operations	$3,860	$1,837	$6,586	$4,150

Net income per share from continuing operations:
Basic	$0.51	$0.25	$0.87	$0.56
Diluted	$0.49	$0.24	$0.84	$0.54
Weighted average shares outstanding:
Basic	7,540.0	7,446.9	7,531.9	7,374.3
Diluted	7,950.3	7,723.6	7,880.8	7,634.9

NOTE 3—NET INCOME PER SHARE

        The following is a summary of the calculation of basic and diluted net income per share for the three and six month periods ended June 30, 2002 and 2001:

	Three Months Ended June 30,		Six months Ended June 30,
	2002		2001
	(In thousands, except per share data)
Net income used for basic net income per share	$3,860	$1,487	$6,022	$3,064
Convertible debt interest expense, net of taxes	6	8	8	14

Adjusted net income used for diluted net income per share	$3,866	$1,495	$6,030	$3,078

Weighted average shares outstanding used for basic net income per share	7,542.3	4,546.7	7,019.6	4,474.1
Effect of dilutive stock options and warrants	382.0	247.6	320.6	231.5
Effect of convertible debt	28.3	29.1	28.3	29.1

Diluted weighted average shares outstanding	7,952.6	4,823.4	7,368.5	4,734.7

Basic net income per share	$0.51	$0.33	$0.86	$0.68

Diluted net income per share	$0.49	$0.31	$0.82	$0.65

NOTE 4—LONG-TERM DEBT

Trust Preferred Securities

        The Company had $38.0 million in trust preferred securities outstanding at June 30, 2002. The majority of these securities are considered Tier 1 capital for regulatory purposes as of June 30, 2002. In September 2000, the Company issued $8.0 million of trust preferred securities bearing a fixed interest rate of 10.60% and maturing in thirty years. This instrument was issued to fund part of the Professional acquisition.

        In November 2001, the Company issued $10.0 million of trust preferred securities bearing a variable interest rate, which is reset semi-annually, at the 6-Month LIBOR plus 3.75%, provided the rate will not exceed 11.00% through December 2006, and maturing in thirty years. The current rate is 5.78% and the next interest rate reset date is December 8, 2002. In December 2001, the Company issued another $10.0 million of trust preferred securities bearing a variable interest rate, which is reset quarterly, at the 3-Month LIBOR plus 3.60%, provided the rate will not exceed 12.50% through December 2006, and maturing in thirty years. The current interest rate is 5.48% and the next interest rate reset date is September 18, 2002. These instruments were issued to fund part of the Pacific Western National Bank acquisition.

        In June 2002, the Company issued $10.0 million of trust preferred securities bearing a variable interest rate, which is reset quarterly, at the 3-Month LIBOR plus 3.55%, provided the rate will not exceed 11.95% through June 2007, and maturing in thirty years. The interest rate was initially set at 5.44% and the next interest rate reset date is September 26, 2002.

Convertible Debt

        The Company acquired $679,000 of convertible debt in the Professional acquisition. Approximately $8,000 was converted during the year ended December 31, 2001 and another $17,000 during the first half of 2002. The interest rate on this debt is 6.26%. Each $23.088 of principal is convertible into one share of Company common stock. The Company has elected to redeem this convertible debt on September 1, 2002 for either cash or stock at the stated conversion rate based on the election by each bondholder.

NOTE 5—IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets, which supersedes APB Opinion 17, Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. As permitted by Statement 142, the Company adopted the new standard in the first quarter of the fiscal year 2002. The Company is required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments and/or impairment adjustments. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle. Beginning on January 1, 2002, amortization of goodwill and intangibles with indefinite lives ceased.

        We determined the value of a core deposit intangible related to the Pacific Western National Bank acquisition and the WHEC acquisition. We recorded the value of the core deposit intangible separate from goodwill and we are amortizing it over its estimated useful life of 10 years. The amortization expense for any period is based upon and is the higher of either (1) an estimated decline in the value of the underlying deposits acquired or (2) application of a straight-line method, and is approximately $766,000 on an annual basis. We are currently evaluating the impact that adopting the remaining provisions of Statement 142 will have on our results of operations and financial position.

        In July of 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of Statement 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management has not yet determined the impact, if any, of adoption of this statement.

NOTE 6—STATEMENT 142 TRANSITIONAL DISCLOSURE

        The following is a reconciliation of reported net income and basic and diluted earnings per share to adjusted net income and per share amounts for the three and six months ended June 30, 2002 and

2001, in accordance with Statement 142. The three months ended June 30, 2002 adjusted net income includes a cumulative core deposit intangible amortization adjustment:

	Three Months Ended June 30,		Six months Ended June 30,
	2002	2001	2001	2001
	(In thousands, except per share information)
Net income	$3,860	$1,487	$6,022	$3,064
Add back: Goodwill amortization	—	76	—	134
Add back: Core deposit intangible, net of tax	197	—	197	—

Adjusted net income	$4,057	$1,563	$6,219	$3,198

Basic earnings per share:
Net income	$0.51	$0.33	$0.86	$0.68
Goodwill amortization	—	0.02	—	0.03
Core deposit intangible, net of tax	0.03	—	0.03	—

Adjusted net income	$0.54	$0.35	$0.89	$0.71

Diluted earnings per share:
Net income	$0.49	$0.31	$0.82	$0.65
Goodwill amortization	—	0.02	—	0.03
Core deposit intangible, net of tax	0.02	—	0.03	—

Adjusted net income	$0.51	$0.33	$0.85	$0.68

        The changes in the carrying amount of goodwill and other intangibles for the six months ended June 30, 2002 are as follows:

Goodwill and Other Intangibles
(In thousands)
Balance as December 31, 2001	$9,793
Goodwill acquired during 2002	31,716
Core deposit intangible acquired during 2002	7,828
Core deposit intangible amortization	(339)
Adjustment to goodwill acquired in 2001	148

Balance as of June 30, 2002	$49,146

NOTE 7—SUBSEQUENT EVENTS

        In July 2002, the Company, through a public offering, received net proceeds, before expenses and after payment of underwriting discounts and commissions, of $89.9 million through the issuance of 3.91 million shares of Company stock. The shares were issued primarily to fund the proposed acquisitions of Upland, Marathon and First National which are expected to close in the third quarter of 2002.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement

        This Quarterly Report on Form 10-Q includes forward-looking information, which is subject to the "safe harbor" created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When the Company uses or incorporates by reference in this Quarterly Report on Form 10-Q (the "Quarterly Report") the words "anticipate," "estimate," "expect," "project," "intend," "commit," "believe" and similar expressions, the Company intends to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including those described in this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed. Such risks and uncertainties include, but are not limited to, the following factors:

  •
  Expected cost savings or revenue enhancements from the completed or pending acquisitions may not be fully realized or realized within the expected time frame.

  •
  Successful completion and then integration of the proposed acquisitions of First National, Upland and Marathon.

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

Overview

        The following tables and data set forth certain statistical information relating to the Company as of June 30, 2002, and for the three and six months ended June 30, 2002 and June 30, 2001. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto as of June 30, 2002 included herein, and the consolidated financial statements and notes thereto included in the Company's consolidated financial statements filed on Form 10-K for the year ended December 31, 2001.

        Since December 31, 2001, the Company's total assets have increased by approximately $441.3 million, or 57.3%, which relates mostly to the increase in assets due to the acquisitions of Pacific Western National Bank and WHEC. Loans, net of deferred fees and costs, increased $380.0 million since year end with $289.6 million acquired from Pacific Western National Bank and WHEC and $90.4 million representing organic growth. The Company shifted earning assets to loans from cash and cash equivalents, which decreased $75.5 million, and securities, which decreased $13.3 million.

        Since December 31, 2001, the Company's total deposits increased by approximately $373.1 million, and the Company acquired approximately $373.7 million in deposits through the Pacific Western

National Bank and WHEC acquisitions. Since December 31, 2001 the Company increased noninterest bearing deposits by $55.2 million while interest bearing deposits decreased by approximately the same amount. The Company's loan-to-deposit ratio at June 30, 2002 was 84.0% compared to 74.1% as of December 31, 2001.

        The Company issued $10.0 million of trust preferred securities in June 2002 in addition to the $20.0 million the Company issued in the fourth quarter of 2001.

        On July 24, 2002 the Company's Board of Directors approved a quarterly dividend of $0.15 per common share which is payable on August 30, 2002 to shareholders of record on August 15, 2002.

Results of Operations

        The following table summarizes key performance indicators for the Company for the three and six months ended June 30, 2002 and 2001 and the basis for calculating these indicators:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income per share information:
Number of shares (weighted average, in thousands)	7,542.3	4,546.7	7,019.6	4,474.1
Diluted shares (weighted average, in thousands)	7,952.6	4,823.4	7,368.5	4,734.7
Basic income per share	$0.51	$0.33	$0.86	$0.68
Diluted income per share	$0.49	$0.31	$0.82	$0.65
Operating income per share information:
Basic income per share	$0.47	$0.34	$0.81	$0.71
Diluted income per share	$0.44	$0.32	$0.77	$0.68
Profitability measures based on net income
Return on average assets	1.27%	0.94%	1.10%	0.99%
Return on average equity	14.7%	15.8%	14.0%	17.0%
Efficiency ratio	67.2%	67.5%	69.3%	68.1%
Profitability measures based on operating income
Return on average tangible assets	1.16%	0.99%	1.04%	1.06%
Return on average tangible equity	13.4%	16.6%	13.2%	17.7%
Efficiency ratio	65.2%	66.6%	68.1%	67.4%
Adjustments to net income (in thousands):
Net income	$3,860	$1,487	$6,022	$3,064
Merchant card portfolio gain, net of tax	(542)	—	(542)	—
Goodwill amortization	—	76	—	134
Core deposit intangible amortization, net of tax	197	—	197	—

Operating income	$3,515	$1,563	$5,677	$3,198

Operating revenues (in thousands):
Net interest income	$14,518	$7,673	$25,436	$16,162
Noninterest income	3,064	1,100	5,073	2,218
Merchant card portfolio gain	(934)	—	(934)	—

Operating revenues	$16,648	$8,773	$29,575	$18,380

Adjustments to expenses (in thousands):
Noninterest expense	$11,191	$5,922	$20,482	$12,523
Goodwill amortization	—	(76)	—	(134)
Core deposit intangible amortization	(339)	—	(339)	—

Operating expenses	$10,852	$5,846	$20,143	$12,389

        Quarter analysis.    Consolidated operating income (net income before intangible amortization expense and a one-time gain on sale of the merchant card portfolio, net of applicable taxes) for the three months ended June 30, 2002 was $3.5 million or $0.44 per diluted share. This compares with consolidated operating income of $1.6 million or $0.32 per diluted share for the three months ended June 30, 2001, an increase of approximately 37.5%. The Company's return on average tangible assets based on operating income for the second quarter of 2002 was 1.16% compared to 0.99% for the same period in 2001. The increase in diluted operating income per share and return on average tangible assets for the second quarter of 2002 compared to the same quarter of 2001 relates primarily to the accretive nature of the Company's acquisition activity which includes: (i) an increase in the Company's net interest margin despite a lower interest rate environment in 2002; (ii) the absence of an allowance for loan loss provision in the current period based on credit quality indicators in the Company's loan portfolio; and (iii) cost consolidation as acquired banks are converted to the Company's operating platform and other operating efficiencies are accomplished.

        The efficiency ratio (operating expense divided by net interest income plus noninterest income) is a measure of how effective the Company is at using its expense dollars. A lower or declining ratio indicates improving efficiency. The operating efficiency ratio improved to 65.2% during the second quarter of 2002 compared to 66.6% for the same period in 2001. The improvement results from operating revenues increasing 89.8% while operating expense grew only 85.6% for the second quarter of 2002 when compared to the second quarter of 2001 as the net interest margin improved and operation consolidations related to the bank combinations are completed.

        Consolidated net income for the three months ended June 30, 2002 was $3.9 million or $0.49 per diluted share. This compares with net income of $1.5 million or $0.31 per diluted share for the three months ended June 30, 2001. The Company's return on average assets was 1.27% for the second quarter of 2002 versus 0.94% for the second quarter of 2001. The Company recognized a one-time after-tax gain on the sale of its merchant card portfolio of $542 thousand during the second quarter of 2002.

        Six month analysis.    Consolidated operating income (net income before intangible amortization expense and a one-time gain on sale of the merchant card portfolio business, net of applicable taxes) for the six months ended June 30, 2002 was $5.7 million or $0.77 per diluted share. This compares with consolidated operating income of $3.2 million, or $0.68 per diluted share, for the six months ended June 30, 2001, an increase of approximately 13.2%. The increase for the six month period is due primarily to the accretion achieved from the three bank acquisitions completed since the end of the third quarter of 2001, as operating income improved 77.5% while diluted shares increased by just 55.6%. The Company's return on average tangible assets based on operating income for the first half of 2002 was 1.04% compared to 1.06% for the same period in 2001. This ratio was approximately the same period over period as the Company's net interest margin was lower for the six months ended June 30, 2002 compared to the same period for 2001, which was offset by the absence of an allowance for loan loss provision during the current six month period.

        The Company's operating efficiency ratio for the first half of 2002 was 68.1% compared to 67.4% for the same period in 2001. The increase in the operating efficiency ratio is due primarily to revenues growing 60.9% while operating expense grew 62.6% as current year revenues are adversely affected by a compression of the Company's net interest margin when compared to 2001 due to the general decline in market interest rates. In addition, the Company completed three system conversions during the second quarter to reflect the combination of the Company's former subsidiaries First Professional and First Community Bank of the Desert with Pacific Western National Bank and the combination of Capital Bank with Rancho. As a result, the efficiencies achieved are more apparent in the second quarter results.

        Consolidated net income for the six months ended June 30, 2002 was $6.0 million, or $0.82 per diluted share. This compares with net income of $3.1 million, or $0.65 per diluted share for the six months ended June 30, 2001. The Company's return on average assets was 1.10% for the six months ended June 30, 2002 versus 0.99% for the same period in 2001. The increase in the return on average assets was primarily influenced by the one-time gain on sale of the merchant card portfolio.

        Net Interest Income.    Net interest income is the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. The following tables provide information concerning average interest-earning assets and interest-bearing liabilities and yields and rates thereon for the three and six months ended June 30, 2002 and June 30, 2001. Nonaccrual loans are included in the average earning assets amounts.

	Three Months ended June 30, 2002			Three Months ended June 30, 2001
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)			(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases	$853,711	$15,507	7.29%	$367,149	$7,986	8.72%
Investment securities	140,701	1,946	5.54%	92,023	1,401	6.11%
Federal funds sold	64,052	205	1.28%	106,829	1,138	4.27%
Other earning assets	512	3	3.13%	176	2	4.55%

Total interest-earning assets	1,058,976	17,661	6.69%	566,177	10,527	7.46%
Noninterest-earning assets:
Other assets	157,647			66,531

Total assets	$1,216,623			$632,708

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits
Interest-bearing demand	$97,512	76	0.31%	$55,815	142	1.02%
Money market	313,324	1,080	1.38%	163,869	1,140	2.79%
Savings	48,548	65	0.54%	28,617	119	1.66%
Time	187,704	1,308	2.79%	91,127	1,110	4.88%

Total interest-bearing deposits	647,088	2,529	1.57%	339,428	2,511	2.97%
Other interest-bearing liabilities	33,926	614	7.25%	14,953	343	9.20%

Total interest-bearing liabilities	681,014	3,143	1.85%	354,381	2,854	3.23%
Noninterest-bearing liabilities:
Demand deposits	407,688			223,844
Other liabilities	22,693			16,729

Total liabilities	1,111,395			594,954
Shareholders' equity	105,228			37,754

Total liabilities and shareholders' equity	$1,216,623			$632,708

Net interest income		$14,518			$7,673

Net interest spread			4.84%			4.23%

Net interest margin			5.50%			5.44%

        Second quarter analysis.    Interest income increased by approximately $7.1 million to $17.7 million for the second quarter of 2002 from $10.5 million for the second quarter of 2001 due largely to the increase of approximately $492.8 million in average earning assets. This increase in average earnings assets was mostly a result of the earning assets acquired in the Pacific Western National Bank and WHEC acquisitions.

        The net interest spread increased to 4.84% for the second quarter of 2002 from 4.23% for second quarter of 2001 and the net interest margin increased to 5.50% from 5.44% over the same time periods. The increase in the net interest margin is attributed primarily to the Company successfully replacing higher cost deposits with low cost deposits while shifting earning assets from Fed funds and investment to loans which typically yield a higher return. The proportion of average loans and leases to total interest-earning assets increased to 81% for the current quarter from 65% for the second quarter of 2001. Despite the shift in the composition of earning assets, the yield on interest-earning assets decreased 77 basis points to 6.69% in the second quarter of 2002 from 7.46% for the second quarter of 2001 due primarily to the decline in the interest rate environment. The Federal Reserve lowered interest rates several times during this period and since a substantial portion of the Company's earning assets reprice with the general level of interest rates, the yield on the Company's earning assets declined significantly.

        At the same time, the Company focused on decreasing the overall cost of average deposits to 0.96% for the second quarter of 2002 compared to 1.79% for the same period of 2001. The cost of interest-bearing liabilities decreased to 1.85% from 3.23% over the same periods as a result of a deposits generally repricing in the lower interest rate environment. Interest expense increased by approximately $289,000 to $3.1 million for the second quarter of 2002 from $2.9 million for the same period of 2001. The interest-bearing liabilities acquired in the Pacific Western National Bank and

WHEC acquisitions led to the increase in average interest-bearing liabilities of $326.6 million which resulted in the increase in interest expense.

	Six Months ended June 30, 2002			Six Months ended June 30, 2001
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)			(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans and leases	$755,002	$27,317	7.30%	$362,920	$16,648	9.25%
Investment securities	142,198	3,800	5.39%	96,503	2,985	6.24%
Federal funds sold	54,465	444	1.64%	98,865	2,393	4.88%
Other earning assets	352	6	3.44%	308	6	3.93%

Total interest-earning assets	952,017	31,567	6.69%	558,596	22,032	7.95%
Noninterest-earning assets:
Other assets	151,098			64,515

Total assets	$1,103,115			$623,111

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits
Interest-bearing demand	$93,735	$157	0.34%	$54,893	$306	1.13%
Money market	282,812	1,844	1.31%	161,316	2,451	3.06%
Savings	43,225	108	0.50%	28,648	244	1.72%
Time	179,929	2,870	3.22%	87,839	2,211	5.08%

Total interest-bearing deposits	599,701	4,979	1.67%	332,696	5,212	3.16%
Other interest-bearing liabilities	32,355	1,152	7.18%	14,369	658	9.23%

Total interest-bearing liabilities	632,056	6,131	1.96%	347,065	5,870	3.41%
Noninterest-bearing liabilities:
Demand deposits	366,322			227,246
Other liabilities	17,918			12,434

Total liabilities	1,016,296			586,745
Shareholders' equity	86,819			36,366

Total liabilities and shareholders' equity	$1,103,115			$623,111

Net interest income		$25,436			$16,162

Net interest spread		4.73%			4.54%

Net interest margin		5.39%			5.83%

        Six month analysis.    Interest income increased by approximately $9.5 million to $31.6 million for the six months ended June 30, 2002 from $22.0 million for the same period of 2001. The increase in interest income was due largely to the increase of approximately $393.4 million in average earning assets due primarily to the acquisitions completed since the end of the third quarter of 2001.

        The net interest spread increased to 4.73% from 4.54% for the six months ended June 30, 2002 compared to the same period of 2001. However, the net interest margin decreased to 5.39% for the six months ended June 30, 2002 from 5.83% for the same period in 2001. The 44 basis point decline in the net interest margin is attributed mainly the overall decline in the interest rate environment and occurred despite the proportion of average loans to total interest earning assets increasing to 79% for the 2002 period compared to 65% for the same period of 2001. The Company aggressively lowered its cost of funds as general market interest rates fell in order to maintain the Company's net interest margin. However, due to the Company's high percentage of average noninterest-bearing deposits to total average deposits (37% of total average deposits in 2002 compared to 40% of total average deposits in 2001), the rate paid on the Company's deposits will not decrease at the same pace as the market rate reductions experienced over the last year.

Noninterest Income.

        Second quarter analysis.    The following table sets forth the details of noninterest income for the three months ended June 30, 2002 and 2001 and pro forma details for the three months ended June 30, 2002 and 2001 as if the acquisitions of First Charter, Pacific Western National Bank, and WHEC had been effective on January 1, 2001. The second quarter of 2002 is the first full quarter that includes the results of Pacific Western National Bank and WHEC.

	Three Months Ended June 30,		Actual	Three Months Ended June 30,		Pro Forma
	2002 Actual	2001 Actual	Increase (Decrease)	2002 Pro Forma	2001 Pro Forma	Increase (Decrease)
	(In thousands)
Noninterest income:
Service charges and fees on deposit accounts	$1,229	$567	$662	$1,229	$1,097	$132
Merchant discount fees	146	94	52	146	125	21
Other commissions and fees	349	285	64	349	497	(148)
Gain on sale of loans	145	64	81	145	163	(18)
Gain on sale of merchant card portfolio	934	—	934	934	—	934
Other income	261	90	171	261	175	86

Total noninterest income	$3,064	$1,100	$1,964	$3,064	$2,057	$1,007

        Service charges and fees on deposit accounts increased $662,000 for the three months ended June 30, 2002 when compared to the same period of 2001. The actual results for the three month period ended June 30, 2002 include First Charter, Pacific Western National Bank and WHEC, all of which were acquired subsequent to June 30, 2001, and as such, are not included in the three month period ended June 30, 2001 results. As a percentage of average noninterest-bearing deposits, service charges and fees increased to 120 basis points for the three months period ended June 30, 2002 from 100 basis points for the same period of 2001. Merchants discount fee income increased for the three months ended June 30, 2002 from the same period in 2001 primarily as a result of the First Charter, Pacific Western National Bank, and WHEC acquisitions which increased the Company's merchant base. Included in the three months ended June 30, 2002 results is a $934,000 gain from the sale of the merchant card processing portfolio. Because of the sale, it is anticipated that merchant discount fee income in future periods will decrease from current levels. Other income for the three months ended June 30, 2002 increased $171,000 from the same period of 2001. Included in other income is appreciation of the cash surrender value of bank owned life insurance of $183,000 for the three months ended June 30, 2002.

        On a pro forma basis, total noninterest income increased by approximately $1.0 million to $3.1 million for three months ended June 30, 2002, from $2.1 million for three months ended June 30, 2001, due primarily to the gain on sale of the merchant card portfolio.

        Six month analysis.    The following table sets forth the details of noninterest income for the six months ended June 30, 2002 and 2001 and pro forma details for the six months ended June 30, 2002 and 2001 as if the acquisitions of First Charter, Pacific Western National Bank and WHEC had been effective at the beginning of 2001.

	Six Months Ended June 30,		Actual	Six Months Ended June 30,		Pro Forma
	2002 Actual	2001 Actual	Increase (Decrease)	2002 Pro Forma	2001 Pro Forma	Increase (Decrease)
	(In thousands)
Noninterest income:
Service charges and fees on deposit accounts	$2,344	$1,118	$1,226	$2,608	$2,148	$460
Merchant discount fees	230	163	67	253	217	36
Other commissions and fees	752	569	183	795	1,000	(205)
Gain on sale of loans	209	169	40	220	316	(96)
Gain on sale of merchant card portfolio	934	—	934	934	—	934
Other income	604	199	405	692	384	308

Total noninterest income	$5,073	$2,218	$2,855	$5,502	$4,065	$1,437

        Service charges and fees on deposit accounts increased $1.2 million for the six months ended June 30, 2002 when compared to the same period of 2001. As a percentage of average noninterest-bearing deposits, service charges and fees increased to 129 basis points for the six months ended June 30, 2002 from 99 basis points for the same period of 2001. The increase in merchant discount fee income for the six months ended June 30, 2002 when compared to the same period of 2001 is as noted in the second quarter analysis. Other income for the six months ended June 30, 2002 includes a gain on sale of other real estate owned of $145,000 and appreciation of cash surrender value of bank owned life insurance of $315,000.

        On a pro forma basis, total noninterest income increased by approximately $1.4 million to $5.5 million for six months ended June 30, 2002, from $4.1 million for six months ended June 30, 2001 due primarily to service charges on deposit accounts as well as the one-time gain on the sale of the merchant card portfolio.

Noninterest Expense.

        Second quarter analysis.    The following table sets forth the details of noninterest expense for the three months ended June 30, 2002 and 2001 and pro forma details for the three months ended June 30, 2002 and 2001 as if the acquisitions of First Charter, Pacific Western National Bank and WHEC had

been effective on January 1, 2001. The second quarter of 2002 is the first full quarter that includes the results of Pacific Western National Bank and WHEC.

	Three Months Ended June 30,		Actual	Three Months Ended June 30,		Pro Forma
	2002 Actual	2001 Actual	Increase (Decrease)	2002 Pro Forma	2001 Pro Forma	Increase (Decrease)
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$5,362	$2,967	$2,395	$5,362	$5,465	$(103)
Occupancy	1,225	719	506	1,225	1,279	(54)
Furniture and equipment	742	329	413	742	672	70
Data processing	736	390	346	736	758	(22)
Other professional services	726	438	288	726	1,066	(340)
Business development	270	151	119	270	346	(76)
Communications	387	184	203	387	322	65
Stationery and supplies	199	59	140	199	104	95
Insurance and assessments	309	264	45	309	375	(66)
Cost of other real estate owned	8	2	6	8	8	—
Other	888	343	545	888	693	195

Operating expense	10,852	5,846	5,006	10,852	11,088	(236)
Goodwill amortization	—	76	(76)	—	76	(76)
Core deposit intangible amortization	339	—	339	339	—	339

Total noninterest expense	$11,191	$5,922	$5,269	$11,191	$11,164	$27

        Total operating expenses (noninterest expenses before the amortization of intangibles) increased by $5.0 million for the three months ended June 30, 2002 from the same period of 2001. The actual results for the three months ended June 30, 2002 include First Charter, Pacific Western National Bank and WHEC, all of which were acquired subsequent to June 30, 2001. Total noninterest expense for the three months ended June 30, 2002 includes core deposit intangible amortization of $339,000. The underlying asset relates to the Pacific Western National Bank and WHEC acquisitions, and was quantified during the second quarter of 2002. The resulting amortization expense is a cumulative adjustment, and not indicative of a normal quarterly run rate.

        Total operating expense, on a pro forma basis, approximated $10.9 million for the three months ended June 30, 2002 and $11.1 million for the same period of 2001. A decline in salaries and employee benefits expense of $103,000 and other professional services expense of $340,000 were offset partially by an increase in other expenses of $195,000. The expected operating expense benefits, as a result of the acquisitions, are typically achieved after data systems conversion. The Company performed three data systems conversions during the second quarter of 2002 to reflect the current company structure of two bank subsidiaries.

        Six month analysis.    The following table sets forth the details of noninterest expense for the six months ended June 30, 2002 and 2001 and pro forma details for the six months ended June 30, 2002 and 2001 as if the acquisitions of First Charter, Pacific Western National Bank and WHEC had been effective on January 1, 2001.

	Six Months Ended June 30,		Actual	Six Months Ended June 30,		Pro Forma
	2002 Actual	2001 Actual	Increase (Decrease)	2002 Pro Forma	2001 Pro Forma	Increase (Decrease)
	(In thousands)
Noninterest expense:
Salaries and employee benefits	$10,059	$6,419	$3,640	$11,000	$11,487	$(487)
Occupancy	2,305	1,449	856	2,554	2,552	2
Furniture and equipment	1,382	673	709	1,500	1,392	108
Data processing	1,480	834	646	1,601	1,516	85
Other professional services	1,280	796	484	1,378	1,887	(509)
Business development	487	346	141	559	730	(171)
Communications	726	414	312	779	694	85
Stationery and supplies	320	107	213	381	282	99
Insurance and assessments	509	523	(14)	546	743	(197)
Cost of other real estate owned	71	32	39	71	42	29
Other	1,524	796	728	1,614	1,446	168

Operating expense	20,143	12,389	7,754	21,983	22,771	(788)
Goodwill amortization	—	134	(134)	—	134	(134)
Core deposit intangible amortization	339	—	339	339	—	339

Total noninterest expense	$20,482	$12,523	$7,959	$22,322	$22,905	$(583)

        Total operating expenses (noninterest expenses before the amortization of intangibles) increased by $7.8 million for the six months ended June 30, 2002 when compared to the same period of 2001. Total noninterest expense for the six months ended June 30, 2002 includes core deposit intangible amortization of $339,000 which relates to the acquisitions completed during 2002. Total operating expense decreased, on a pro forma basis, approximately $788,000 to $22.0 million for the six months ended June 30, 2002 from $22.8 million for the six months ended June 30, 2001. The decrease, on a pro forma basis, is primarily due to a decline in salaries expense, other professional services expense, insurance and assessments and business development. Additional operating efficiencies are expected as the Company consolidates the operations of the banks that have been acquired.

        Income Taxes.    The Company's normal effective income tax rate is approximately 42.0%, representing a blend of the statutory Federal income tax rate of 35.0% and the California income tax rate of 10.84%. Due to the deductibility of income on certain investment vehicles and the nondeductibility of goodwill amortization, the Company's actual effective income tax rates were 39.6% and 41.1% for the three months ended June 30, 2002 and 2001, respectively, and 39.9% and 41.3% for the six months ended June 30, 2002 and 2001, respectively.

Balance Sheet Analysis

        Loans.    Income for the Company is dependent on loan growth and continual efforts to prevent any unexpected loan losses that would require additions to the allowance for loan losses in addition to controlling costs. The Company believes that the demand for loans has increased in the Company's primary market areas due to the growth in the southern California economy along with the ability of the Company's customers to participate in that growth. However, the perceived increase in the demand for loans is tempered by the highly competitive banking marketplace and the Company's desire to maintain strong credit quality standards. In spite of these factors, the Company's business development efforts resulted in an increase in loans. Since March 31, 2002, loans, net of deferred fees and costs, have grown $83.1 million to $881.8 million from $798.7 million, a growth of approximately 10.4%.

        The Company defines nonperforming assets to include (i) loans past due 90 days or more and still accruing; (ii) loans on which it has ceased to accrue interest ("Nonaccrual Loans"); and (iii) assets acquired through foreclosure including other real estate owned. "Impaired loans" are commercial, commercial real estate, and individually significant mortgage loans for which it is probable that the Company will not be able to collect all amounts due according to the original contractual terms of the loan agreement. The category of "impaired loans" is not coextensive with the category of "nonaccrual loans," although the two categories overlap. Nonaccrual Loans include impaired loans and are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan impaired, if (i) it is probable that the Company will collect all amounts due in accordance with the original contractual terms of the loan or (ii) the loan is not a commercial, commercial real estate or an individually significant mortgage or consumer loan.

        Planned workout arrangements are currently in place or in negotiation for all nonperforming assets. Management is not aware of any additional significant loss potential that has not already been included in the estimation of the allowance for loan losses.

        Credit Quality.    The following table shows the historical trends in the Company's loans, allowance for loan losses, nonperforming assets and key credit quality statistics as of and for the periods indicated:

	As of or for the Periods Ended
	Six Months 6/30/02	Three Months 3/31/02	Year 12/31/01	Nine Months 9/30/01	Six Months 6/30/01	Three Months 3/31/01
	(Dollars in thousands)
Loans, net of deferred fees and costs	$881,766	$798,714	$501,740	$389,244	$376,502	$359,393
Allowance for loan loss	13,136	13,563	11,209	10,248	10,424	11,215
Average loans	755,002	655,196	395,337	381,531	362,920	358,644
Loans past due 90 days or more and still accruing	$—	$112	$—	$—	$—	$250
Nonaccrual loans and leases	6,237	6,205	4,672	6,103	11,225	11,340
Other real estate owned	2,797	2,747	3,075	309	654	654

Nonperforming assets	9,034	9,064	7,747	6,412	11,879	12,244

Impaired loans, gross	6,237	6,205	4,672	6,103	11,225	11,340
Allocated allowance for loan losses	(910)	(783)	(1,256)	(1,861)	(3,026)	(3,161)

Net investment in impaired loans	5,327	5,422	3,416	4,242	8,199	8,179

Charged-off loans year-to-date	2,220	1,039	2,666	2,065	1,798	119
Recoveries year-to-date	(1,181)	(429)	(1,203)	(710)	(618)	(182)

Net charge-offs (recoveries) (normalized) *	$1,039	$610	$1,463	$1,355	$1,180	$(63)

Allowance for loan losses to loans, net of deferred fees and costs	1.49%	1.70%	2.23%	2.63%	2.77%	3.15%
Allowance for loan losses to nonaccrual loans and Leases	210.1%	218.6%	239.9%	167.9%	92.9%	98.9%
Allowance for loan losses to nonperforming assets	145.4%	149.6%	144.7%	159.8%	87.8%	91.6%
Nonperforming assets to loans and OREO	1.02%	1.13%	1.53%	1.65%	3.15%	3.43%
Annualized net charge offs to average loans	0.28%	0.38%	0.37%	0.50%	0.65%	(0.07)%
Nonaccrual loans to loans, net of deferred fees and costs	0.71%	0.78%	0.93%	1.57%	2.98%	3.18%
*
Normalized net charge-offs (recoveries) excludes $4,905,000 of First Professional loans charged-off in a one-time charge associated with the First Professional acquisition in the first quarter of 2001.

        Nonaccrual loans increased slightly during the quarter ended June 30, 2002 to $6.24 million from $6.20 million at March 31, 2002. However, the percentage of nonaccrual loans to loans, net of deferred fees and costs, declined to 0.71% from 0.78% as a result of the significant loan growth experienced during the second quarter.

        As of June 30, 2002, the Company had approximately $6.2 million of loans which were considered impaired, all of which were on nonaccrual status, compared to $4.7 million at December 31, 2001. The allowance for loan losses at June 30, 2002 includes allocated allowances of approximately $910,000 established for certain impaired loans. Nonperforming assets increased approximately $1.3 million to $9.0 million at June 30, 2002 from $7.7 million at December 31, 2001. This increase is mostly a result of an increase in nonaccrual loans of $1.6 million, of which $1.4 million was acquired as these loans were classified as nonaccrual at Pacific Western National Bank and WHEC at time of acquisition. During the first half of 2002, the Company acquired approximately $1.4 million of other real estate and sold approximately $1.7 million of other real estate.

        Loans past due 90 days and still accruing represent loans which are past due 90 days or more as to interest or principal, but not included in the nonaccrual or restructured categories. All loans in this category are well-secured and in the process of collection or renewal.

        Allowance for Loan Losses.    The Company has established a monitoring system for its loans in order to identify impaired loans and potential problem loans and to permit periodic evaluation of impairment and the adequacy of the allowance for loan losses in a timely manner. The monitoring system and allowance for loan losses methodology have evolved over a period of years, and loan classifications have been incorporated into the determination of the allowance for loan losses. This monitoring system and allowance methodology include a loan-by-loan analysis for all classified loans as well as loss factors for the balance of the portfolio that are based on migration analysis relative to the Company's unclassified portfolio. This analysis includes such factors as historical loss experience, current portfolio delinquency and trends and other inherent risk factors such as acquisition risk, economic conditions, concentrations in the portfolio risk levels of particular loan categories, internal loan review and management oversight.

        The percentage of allowance for loan losses to loans, net of deferred fees and costs, was 1.49% at June 30, 2002, down from 2.23% at December 31, 2001. The decrease in the percentage during 2002 is due mostly to loans and allowance for loan losses acquired in the acquisitions of Pacific Western National Bank and WHEC and the growth of loans in the second quarter. Net OREO decreased $278,000 to $2.8 million as of June 30, 2002 from December 31, 2001. Total nonperforming assets decreased by $30,000 during the second quarter of 2002 with nonaccrual loans and loans past due 90 days and still accruing decreasing $80,000 and OREO increasing $50,000. The ratio of nonperforming assets to gross loans and OREO decreased to 1.02% as of June 30, 2002 from 1.53% at December 31, 2001.

        The Company had net charge offs of $1.0 million during the six months ended June 30, 2002 represented by charge offs of $2.2 million and recoveries of $1.2 million during the period. The allowance for loan losses increased by $1.9 million to $13.1 million at June 30, 2002 from $11.2 million at December 31, 2001. The ratio of the allowance for loan losses to nonperforming assets stood at 145.4% as of June 30, 2002 compared to 144.7% as of December 31, 2001. Further, the allowance for loan losses as a percentage of nonaccrual loans was 210.1% at June 30, 2002 compared to 239.9% at December 31, 2001. Management believes that the allowance for loan losses at June 30, 2002 is adequate to cover any shortfall that may occur upon disposition of the collateral along with the remaining nonaccrual loans based on the Company's quarterly migration analysis of loan losses, continued adherence to established credit policies and other key credit quality indicators.

        Regulatory Matters.    The regulatory capital guidelines as well as the actual regulatory capital ratios for Rancho, Pacific Western, and the Company on a consolidated basis as of June 30, 2002, are as follows:

	Regulatory Requirements (Greater than or equal to stated percentage)		Actual
	Adequately Capitalized	Well Capitalized	Rancho	Pacific Western	Consolidated
Tier 1 leverage capital ratio	4.00%	5.00%	7.78%	7.64%	8.28%
Tier 1 risk-based capital ratio	4.00%	6.00%	9.17%	9.42%	10.04%
Total risk-based capital	8.00%	10.00%	10.16%	10.67%	11.54%

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

        Historically, the overall liquidity of the Banks is based on the core deposit base of the Banks. The Banks have not relied on large denomination time deposits. To meet short-term liquidity needs, the Company has maintained at the Banks what it believes are adequate balances in federal funds sold, interest-bearing deposits in financial institutions and investment securities having maturities of five years or less. On a consolidated basis, liquid assets (cash, federal funds sold and investment securities available-for-sale) as a percent of total deposits were 22.2% and 32.7% as of June 30, 2002 and December 31, 2001, respectively.

        Market risk sensitive instruments are generally defined as derivatives and other financial instruments. At December 31, 2001 and June 30, 2002, the Company had no derivatives. The Company's financial instruments include loans receivable, federal funds sold, interest-bearing deposits in financial institutions, FRB and FHLB stock, investment securities, deposits, short-term borrowings, convertible debt and trust preferred securities. At December 31, 2001, the Company had approximately $667 million in interest sensitive assets and approximately $706 million in interest sensitive liabilities. At June 30, 2002, the Company's interest sensitive assets and interest sensitive liabilities each totaled approximately $1.1 billion. The increase in interest sensitive assets and interest sensitive liabilities was a result mostly of assets and liabilities acquired in the Pacific Western National Bank and WHEC acquisitions.

        The yield on interest sensitive assets and the cost of interest sensitive liabilities for the three month period ended June 30, 2002 was 6.69% and 1.16%, respectively, compared to 5.93% and 1.50%, respectively, for the three month period ended December 31, 2001. The increase in the yield on interest sensitive assets during the quarter is primarily a result of acquiring higher yielding assets in the acquisitions of Pacific Western National Bank and WHEC during the first quarter of 2002 and then shifting earning assets to loans from Fed funds and investments during the second quarter. The decrease in the cost of interest sensitive liabilities during the first half of 2002 is primarily a result of a shift in the composition of interest bearing deposits from higher costing certificates of deposit to lower costing products, such as money market accounts, in addition to certificate of deposits continuing to mature and reprice in the current lower interest rate environment.

        The Company's interest sensitive assets and interest sensitive liabilities were reported to have estimated fair values of $660.1 million and $708.3 million, respectively, at December 31, 2001. Because of the floating and short-term nature of its interest sensitive assets and liabilities and the use of purchase accounting for the acquisitions completed in 2002, management believes that there has been no material change in the difference between the book value of the interest sensitive assets and liabilities and their estimated fair values.

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

        None

ITEM 3. Defaults Upon Senior Securities

        None

ITEM 4. Submission of Matters to a Vote of Security Holders

  (a)
  The Company held its annual shareholder meeting on May 22, 2002.

  (b)
  The following directors were elected at the annual meeting to serve until the next annual meeting of shareholders and thereafter until their successors are duly elected and qualified:

      Timothy L. Blixseth
      Harold W. Clark
      Stephen M. Dunn
      John M. Eggemeyer
      Barry C. Fitzpatrick
      Robert E. Herrmann
      Timothy B. Matz
      Robert A. Schoellhorn*
      Robert A. Stine
      Matthew P. Wagner
      David S. Williams

  (c)
  At the annual meeting, shareholders voted on (1) the election of the Company's directors; and (2) an amendment to the Company's Stock Incentive Plan to increase the number of shares subject to the Plan from 1,075,079 to 1,600,000. The results of the voting were as follows:

Matter	Votes For	Votes Against	Withheld	Abstentions	Broker Non-votes
Election of Directors:
Timothy L. Blixseth	4,948,191	—	—	42,191	—
Harold W. Clark	4,973,389	—	—	16,993	—
Stephen M. Dunn	4,974,039	—	—	16,343	—
John M. Eggemeyer	4,974,039	—	—	16,343	—
Barry C. Fitzpatrick	4,970,500	—	—	19,882	—
Robert E. Herrmann	4,973,170	—	—	17,212	—
Timothy B. Matz	4,972,865	—	—	17,517	—
Robert A. Schoellhorn*	4,973,170	—	—	17,212	—
Robert A. Stine	4,974,039	—	—	16,343	—
Matthew P. Wagner	4,929,812	—	—	60,570	—
David S. Williams	4,974,039	—	—	16,343	—
Approve 2000 Stock Incentive Plan Amendment	3,691,477	93,681	—	89,470	1,115,753
  *
  On July 24, 2002, Mr. Schoellhorn resigned from the Board of Directors.

ITEM 5. Other Information

        None

ITEM 6. Exhibits and Reports on Form 8-K

A. Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of April 18, 2002, by and among First Community Bancorp, Pacific Western National Bank and Upland Bank (Exhibit 2.1 to Registration Statement No. 333-91152 filed on Form S-4 on June 25, 2002 and incorporated herein by this reference).
2.2
Agreement and Plan of Merger, dated as of May 13, 2002, by and between First Community Bancorp and Marathon Bancorp (Exhibit 2.4 to Registration Statement No. 333-91586 filed on Form S-4 on June 28, 2002 and incorporated herein by this reference).
2.3
Agreement and Plan of Merger, by and among First Community Bancorp, Rancho Santa Fe National Bank and First National Bank, dated as of April 25, 2002 (Exhibit 2.3 to Registration Statement No. 333-90198 filed on Form S-3 on June 11, 2002 and incorporated herein by this reference).
3.1	Articles of Incorporation of First Community Bancorp (Exhibit 3.1 to a Form 8-A filed on June 2, 2000 and incorporated herein by this reference).
3.2	Bylaws of First Community Bancorp (Exhibit 4.2 to a Form S-3 filed on June 11, 2002 and incorporated herein by this reference).
10.	Guarantee Agreement By and Between First Community Bancorp and State Street Bank and Trust Company of Connecticut, National Association Dated as of June 26, 2002.
10.1
Amended and Restated Declaration of Trust By and Among State Street Bank and Trust Company of Connecticut, National Association as Institutional Trustee, First Community Bancorp, as Sponsor, and Matthew P. Wagner, Lynn M. Hopkins and Robert Borgman, as Administrators dated June 26, 2002.
10.2	Indenture between State Street Bank and Trust Company of Connecticut, National Association, as Trustee, and First Community Bancorp, as Issuer, dated as of June 26, 2002.

B. Reports on Form 8-K

        On May 14, 2002 the Company filed a current report on Form 8-K/A disclosing information related to the acquisition of W.H.E.C., Inc and Pacific Western National Bank amending a current report on Form 8-K filed March 21, 2002.

        On June 10, 2002 the Company filed a current report on Form 8-K disclosing information related to the acquisition of First National Bank. An amendment to such report was filed on Form 8-K/A on July 3, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY BANCORP
Date: August 14, 2002	By:	/s/ LYNN M. HOPKINS
Lynn M. Hopkins Executive Vice President and Chief Financial Officer

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
June 30, 2002
PART II—OTHER INFORMATION
SIGNATURES