Form 10-Q
period 2002-09-30
FIRST COMMUNITY BANCORP /CA/
filed 2002-11-14
CIK 1102112

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from                              to

Commission File Number: 00-30747

FIRST COMMUNITY BANCORP
(Exact name of registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	33-0885320 (I.R.S. Employer Identification Number)
6110 El Tordo P.O. Box 2388 Rancho Santa Fe, California 92067 (Address of principal executive offices)

Registrant's telephone number: (858) 756-3023

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 2002: 15,244,507 shares of common stock, no par value.

PART I—FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (unaudited)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(In thousands, except share data)
Assets:
Cash and due from banks	$109,756	$68,513
Federal funds sold	8,510	36,190

Total cash and cash equivalents	118,266	104,703
Interest-bearing deposits in financial institutions	757	190
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	7,865	2,137
Securities held to maturity (fair value of $7,552 at 9/30/02 and $9,982 at 12/31/01)	7,263	9,681
Securities available-for-sale (amortized cost of $278,255 at 9/30/02 and $116,246 at 12/31/01)	282,193	116,775

Total securities	297,321	128,593
Gross loans	1,510,365	502,090
Deferred fees and costs	(5,316)	(350)

Loans, net of deferred fees and costs	1,505,049	501,740
Allowance for loan losses	(24,024)	(11,209)

Net loans	1,481,025	490,531
Premises and equipment	13,820	5,914
Other real estate owned, net	4,751	3,075
Goodwill	174,611	9,793
Core deposit intangible	8,245	—
Other assets	62,292	27,418

Total Assets	$2,161,088	$770,217

Liabilities and Shareholders' Equity:
Liabilities:
Noninterest-bearing deposits	$624,264	$275,616
Interest-bearing deposits	1,145,727	401,551

Total deposits	1,769,991	677,167
Accrued interest payable and other liabilities	29,336	8,651
Short-term borrowings	11,402	431
Convertible debt	—	671
Trust preferred securities	38,000	28,000

Total Liabilities	1,848,729	714,920
Shareholders' Equity:
Preferred stock; authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value; authorized 30,000,000 shares and 15,000,000 shares; issued and outstanding 15,225,756 and 5,277,360 at September 30, 2002 and December 31, 2001, respectively	291,153	43,137
Retained earnings	18,923	11,852
Accumulated other comprehensive income:
Unrealized gains on securities available-for-sale, net	2,283	308

Total Shareholders' Equity	312,359	55,297

Total Liabilities and Shareholders' Equity	$2,161,088	$770,217

Book value per share	$20.52	$10.48

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands, except per share data)
Interest income:
Interest and fees on loans	$19,801	$8,057	$47,118	$24,705
Interest on interest-bearing deposits in financial institutions	3	1	9	7
Interest on investment securities	2,291	1,511	6,091	4,496
Interest on federal funds sold	230	862	674	3,255

Total interest income	22,325	10,431	53,892	32,463
Interest expense:
Interest expense on deposits	2,848	2,308	7,827	7,520
Interest expense on short-term borrowings	87	101	125	302
Interest expense on convertible debt	9	11	23	35
Interest expense on trust preferred securities	678	219	1,778	652

Total interest expense	3,622	2,639	9,753	8,509

Net interest income	18,703	7,792	44,139	23,954
Provision for loan losses	—	—	—	639

Net interest income after provision for loan losses	18,703	7,792	44,139	23,315
Noninterest income:
Service charges and fees on deposit accounts	1,546	567	3,890	1,685
Merchant discount fees	72	86	302	249
Other commissions and fees	474	280	1,226	903
Gain on sale of loans	54	130	263	299
Other income	429	135	1,967	280

Total noninterest income	2,575	1,198	7,648	3,416
Noninterest expense:
Salaries and employee benefits	6,906	2,985	16,965	9,404
Occupancy	1,694	796	3,999	2,245
Furniture and equipment	836	318	2,218	991
Data processing	841	396	2,321	1,230
Other professional services	668	325	1,948	1,121
Business development	275	158	762	504
Communications	509	212	1,235	626
Stationary and supplies	237	60	557	167
Insurance and assessments	280	146	789	669
Cost of real estate owned	8	20	79	52
Goodwill amortization	—	73	—	207
Core deposit intangible amortization	238	—	577	—
Other	1,270	545	2,794	1,341

Total noninterest expense	13,762	6,034	34,244	18,557

Income before income taxes	7,516	2,956	17,543	8,174
Income taxes	3,034	1,304	7,039	3,458

Net income	$4,482	$1,652	$10,504	$4,716

Per share information:
Number of shares (weighted average)
Basic	11,792.4	4,604.0	8,628.0	4,517.9
Diluted	12,234.8	4,874.2	8,983.1	4,780.6
Income per share
Basic	$0.38	$0.36	$1.22	$1.04
Diluted	$0.37	$0.34	$1.17	$0.99

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands)

Net income	$4,482	$1,652	$10,504	$4,716
Other comprehensive income, net of related income taxes:
Unrealized gains on securities:
Unrealized holding gains arising during the period	731	848	1,975	1,269

Comprehensive income	$5,213	$2,500	$12,479	$5,985

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2002	2001
	(In thousands)
Cash flows from operating activities:
Net income	$10,504	$4,716
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	3,116	1,401
(Gain) loss on sale of OREO	(148)	12
Gain on sale of loans	(263)	(299)
Proceeds from loans held for sale	2,736	1,500
(Gain) loss on sale of premises and equipment	(1)	46
Loss on sale or calls of securities available-for-sale	—	(17)
Increase (decrease) in other assets	5,012	(7,218)
Decrease in accrued interest payable and other liabilities	(28,454)	(1,813)
Dividend on FHLB stock	(27)	(9)

Net cash (used in) operating activities	(7,525)	(1,681)
Cash flows from investing activities:
Net cash and cash equivalents acquired in acquisition of:
Professional Bancorp	—	84,017
Pacific Western Bank	1,401	—
WHEC	24,853	—
Upland Bank	(2,970)	—
Marathon Bancorp	11,351	—
First National Bank	48,900	—
Net increase in loans outstanding	(159,571)	(35,016)
Net decrease in interest-bearing deposits in financial institutions	813	535
Maturities of securities held-to-maturity	2,348	7,239
Securities available-for-sale:
Maturities	144,307	38,515
Purchases	(89,845)	(46,477)
Net sales (purchases) in FRB and FHLB stock	621	(150)
Proceeds from sale of OREO	1,911	864
Purchases of premises and equipment, net	(1,990)	(867)
Proceeds from sale of premises and equipment	893	147

Net cash (used in) provided by investing activities	(16,978)	48,807
Cash flows from financing activities:
Net increase (decrease) in deposits:
Non-interest bearing	36,979	(20,334)
Interest bearing	(61,379)	67,081
Proceeds from trust preferred securities	10,000	—
Proceeds from sale of common stock	112,348	—
Proceeds from exercise of stock options	694	962
Net (decrease) increase in short-term borrowings	(57,029)	6,027
Convertible debt payment	(114)	—
Cash dividends paid	(3,433)	(1,228)

Net cash provided by financing activities	38,066	52,508

Net increase in cash and cash equivalents	13,563	99,634
Cash and cash equivalents at beginning of period	104,703	52,655

Cash and cash equivalents at end of period	$118,266	$152,289

Supplemental disclosure of cash flow information:
Cash paid during period for interest	10,666	6,798
Cash paid during period for income taxes	2,235	—
Transfer from loans to other real estate owned	1,443	154
Conversion of convertible debt	557	17

See "Notes to Unaudited Condensed Consolidated Financial Statements."

Supplemental Disclosure of Acquisitions:

	2002					2001
	Pacific Western National Bank	WHEC	Upland Bank	Marathon Bancorp	First National Bank	Professional Bancorp
	(In thousands)
Assets Acquired:
Cash and cash equivalent	$38,026	$24,853	$3,812	$18,056	$123,409	$92,447
Interest-bearing deposits in financial institutions	—	450	594	—	336	325
Investment securities	20,644	24,393	1,750	25,721	151,015	61,447
Loans	194,119	92,526	101,956	61,611	384,627	98,713
Premises and equipment	3,042	1,185	229	176	3,918	673
Goodwill	18,089	13,627	9,968	12,400	110,586	4,358
Core deposit intangible	3,646	4,182	994	—	—	—
Other assets	3,922	4,320	4,006	6,589	24,476	7,753

	281,488	165,536	123,309	124,553	798,367	265,716
Liabilities Assumed:
Noninterest-bearing deposits	(42,662)	(47,030)	(28,377)	(36,312)	(157,288)	(134,792)
Interest-bearing deposits	(196,204)	(87,768)	(65,598)	(60,941)	(395,044)	(109,691)
Accrued interest payable and other liabilities	(5,997)	(6,215)	(9,829)	(4,532)	(90,418)	(4,224)
Convertible debt	—	—	—	—	—	(679)

	(244,863)	(141,013)	(103,804)	(101,785)	(642,750)	(249,386)

Cash paid for common stock	36,625	—	6,782	6,705	74,509	8,430
Fair value of common stock issued for common stock	—	24,523	12,723	16,063	81,108	7,900

Total consideration paid	$36,625	$24,523	$19,505	$22,768	$155,617	$16,330

See "Notes to Unaudited Condensed Consolidated Financial Statements."

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

NOTE 1—BASIS OF PRESENTATION

  Organization and Nature of Operations.

        First Community Bancorp ("First Community" on a parent-only basis and the "Company", "we" or "our" on a consolidated basis) is the holding company for First National Bank ("First National"), formerly Rancho Santa Fe National Bank, and Pacific Western National Bank ("Pacific Western" and together with First National, the "Banks"). The Banks are full-service community banks offering a broad range of banking products and services including: originating commercial loans, real estate and construction loans, Small Business Administration ("SBA") loans, and consumer loans, along with accepting demand and time deposits and providing foreign exchange services. We extend credit to customers located primarily in the counties we serve; through certain programs, we also extend credit to businesses located in Mexico. We focus on providing commercial banking services to small and medium-size businesses through 33 full-service community banking offices located in Imperial, Los Angeles, Orange, Riverside, San Bernadino and San Diego counties. The Company, through the Banks, derives its income primarily from the interest received on the various loan products, interest on investment securities and to a lesser extent fees from providing deposit services and extending credit.

        We have completed six acquisitions since September 30, 2001. All the acquisitions were accounted for using the purchase accounting method and accordingly the results of operations for each acquisition have been included in the consolidated financial statements since the dates of the respective acquisitions.

Consolidation and Basis of Presentation.

        The consolidated financial statements include the accounts of First Community and its subsidiaries. The unaudited condensed consolidated financial statements of the Company included herein reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. Certain reclassifications have been made to the unaudited condensed consolidated financial statements for 2001 to conform to the 2002 presentation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

        The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K on March 29, 2002 for the year ended December 31, 2001.

Use of Estimates.

        The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates subject to change include, among other items, the allowance for loan losses, the carrying value of other real estate owned and the deferred tax asset.

NOTE 2—ACQUISITIONS

        The Company was formed in May 2000 via the merger of each of First Community Bank of the Desert and Rancho Santa Fe National Bank with the Company. Prior to October 2001, First Community had three subsidiaries: Rancho Santa Fe National Bank, First Community Bank of the Desert and First Professional Bank, N.A. ("First Professional"), which was acquired on January 15, 2001.

First Charter Acquisition.

        On October 8, 2001, we acquired First Charter Bank, N.A. ("First Charter"). Shareholders of First Charter received 0.008635 of a share of Company common stock for each share of First Charter common stock. Approximately 661,609 shares were issued in this acquisition, resulting in a total purchase price of approximately $14.2 million. First Charter was merged into First Professional with First Professional as the surviving entity.

Pacific Western National Bank Acquisition.

        On January 31, 2002, we acquired Pacific Western National Bank. References to Pacific Western National Bank refer to the bank acquired on January 31, 2002. The shareholders and option holders of Pacific Western National Bank were paid approximately $36.6 million in cash. Upon completion of the acquisition, Pacific Western National Bank and First Community Bank of the Desert were merged with First Professional. The resulting bank operates as Pacific Western and is headquartered in Santa Monica, California. When we refer to Pacific Western, we are referring to the surviving bank formed through the merger of Pacific Western National Bank, First Community Bank of the Desert and First Professional.

W.H.E.C., Inc. Acquisition.

        On March 7, 2002, we acquired W.H.E.C., Inc. ("WHEC"), the holding company of Capital Bank of North County ("Capital Bank"). The Company issued 1.1 million shares of its common stock in exchange for all of the outstanding common shares and options of WHEC. At the time of the merger, Capital Bank was merged into Rancho Santa Fe National Bank.

Upland Bank Acquisition.

        On August 22, 2002, we acquired Upland Bank. We issued 419,059 shares of our common stock and $6.8 million in cash in exchange for all of the outstanding shares and options of Upland Bank. The aggregate purchase price of Upland Bank amounted to $19.5 million. At the time of the merger, Upland Bank was merged into Pacific Western.

Marathon Bancorp Acquisition.

        On August 23, 2002, we acquired Marathon Bancorp, the holding company of Marathon Bank. We issued 537,770 shares of our common stock and $6.7 million in cash in exchange for all of the outstanding shares and options of Marathon Bancorp. The aggregate purchase price of Marathon Bancorp amounted to $22.8 million. At the time of the merger, Marathon Bank was merged into Pacific Western.

First National Bank Acquisition.

        On September 10, 2002, we acquired First National Bank. We issued 2,762,540 shares of our common stock, representing approximately 18% of the then outstanding shares of First Community common stock, and $74.5 million in cash in exchange for all of the outstanding preferred shares, common shares, warrants and options of First National Bank. The aggregate purchase price of First National Bank amounted to approximately $155.6 million based on the closing price of First Community's stock on September 10, 2002 of $29.36. At the time of the merger, First National Bank was merged into Rancho Santa Fe National Bank and renamed First National Bank. In connection with the acquisition of First National Bank, we sold the data processing subsidiary of First National Bank, Infoserv, to CDSNet, Inc. and contracted with them to provide data processing services to us for a period of time. References to First National Bank refer to the bank acquired on September 10, 2002. When we refer to First National, we are referring to the surviving bank formed through the merger of First National Bank and Rancho Santa Fe National Bank.

Bank of Coronado.

        The Company has a pending merger based upon an agreement (the "Bank of Coronado Agreement") to acquire all of the outstanding stock of Bank of Coronado, a $77.2 million-asset bank located in Coronado, California.

        The Bank of Coronado Agreement provides that the shareholders of the outstanding common shares and options to purchase common shares of Bank of Coronado will be paid $14.15 per share in cash. Based upon the shares and options outstanding, the total purchase price will be approximately $11.7 million. The pending merger is subject to customary conditions, including the approval of the shareholders of Bank of Coronado and bank regulatory agencies. Upon receipt of the approvals and satisfaction or waiver of other conditions, the transaction is expected to close early in the first quarter of 2003. Simultaneously with the completion of this acquisition, Bank of Coronado will be merged with and into First National.

NOTE 3—NET INCOME PER SHARE

        The following is a summary of the calculation of basic and diluted net income per share for the three and nine month periods ended September 30, 2002 and 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands, except per share data)
Net income used for basic net income per share	$4,482	$1,652	$10,504	$4,716
Convertible debt interest expense, net of taxes	5	6	13	20

Adjusted net income used for diluted net income per share	$4,487	$1,658	$10,517	$4,736

Weighted average shares outstanding used for basic net income per share	11,792.4	4,604.0	8,628.0	4,517.9
Effect of dilutive stock options and warrants	442.4	241.1	355.1	233.6
Effect of convertible debt	—	29.1	—	29.1

Diluted weighted average shares outstanding	12,234.8	4,874.2	8,983.1	4,780.6

Basic net income per share	$0.38	$0.36	$1.22	$1.04

Diluted net income per share	$0.37	$0.34	$1.17	$0.99

NOTE 4—LONG-TERM DEBT

Trust Preferred Securities

        The Company had $38.0 million in trust preferred securities outstanding at September 30, 2002. Each of the trust preferred securities has a maturity of thirty years from its date of issue. These securities are considered Tier 1 capital for regulatory purposes.

        In September 2000, we issued $8.0 million of trust preferred securities bearing a fixed interest rate of 10.60%. This instrument was issued to fund part of the Professional acquisition. In November 2001, we issued $10.0 million of trust preferred securities bearing a variable interest rate, which is reset semi-annually, at the 6-Month LIBOR plus 3.75%, provided the rate will not exceed 11.00% through December 2006. The current rate is 5.78% and the next interest rate reset date is December 8, 2002. In December 2001, we issued another $10.0 million of trust preferred securities bearing a variable interest rate, which is reset quarterly, at the 3-Month LIBOR plus 3.60%, provided the rate will not exceed 12.50% through December 2006. The current interest rate is 5.42% and the next interest rate reset date is December 18, 2002. These instruments were issued to fund part of the Pacific Western National Bank acquisition. In June 2002, we issued $10.0 million of trust preferred securities bearing a variable interest rate, which is reset quarterly, at the 3-Month LIBOR plus 3.55%, provided the rate will not exceed 11.95% through June 2007. The current rate is 5.34% and the next interest rate reset date is December 26, 2002. These proceeds were used to help fund the acquisitions completed during the third quarter of 2002.

Convertible Debt

        In January 2001, we acquired $679,000 of convertible debt in the Professional acquisition. As of June 30, 2002, $654,000 of this convertible debt was outstanding. We exercised our right to redeem this convertible debt effective September 1, 2002. Each holder of the convertible debt had the option to elect to receive, upon redemption, (i) one share of Company common stock for each $23.088 of principal outstanding held by such holder or (ii) an amount in cash equal to such holder's redemption amount. Based on the election of each convertible debt holder, we issued 23,374 shares of common stock and paid approximately $114,000 to redeem this convertible debt.

NOTE 5—PRO FORMA INFORMATION FOR PURCHASE ACQUISITIONS

        The Company has made the following acquisitions since the end of the third quarter of 2001:

Acquisition	Date acquired	Assets acquired
First Charter Bank, N.A.	October 8, 2001	$127 million
Pacific Western National Bank	January 31, 2002	$281 million
W.H.E.C., Inc.	March 7, 2002	$166 million
Upland Bank	August 22, 2002	$123 million
Marathon Bancorp	August 23, 2002	$125 million
First National Bank	September 10, 2002	$798 million

        The following table presents our unaudited pro forma results of operations for the three and nine months ended September 30, 2002 and 2001 as if the acquisitions of First Charter, Pacific Western National Bank, WHEC, Upland Bank, Marathon Bancorp and First National Bank had been effective on January 1, 2001. The unaudited pro forma combined summary of operations is intended for informational purposes only and is not necessarily indicative of our future operating results or operating results that would have occurred had these acquisitions been in effect for all the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	Pro Forma 2002	Pro Forma 2001	Pro Forma 2002	Pro Forma 2001
	(In thousands, except per share information)
Interest income	$31,897	$34,730	$92,159	$109,983
Interest expense	6,287	12,291	20,716	40,588

Net interest income	25,610	22,439	71,443	69,395
Provision for loan losses	5,065	2,295	7,610	10,854

Net interest income after provision for loan losses	20,545	20,144	63,833	58,541
Noninterest income	4,561	5,904	16,734	15,258
Noninterest expense	20,369	22,735	61,121	65,736

Income before income taxes	4,737	3,313	19,446	8,063
Income taxes	1,488	1,479	7,044	3,502

Net income from continuing operations	$3,249	$1,834	$12,402	$4,561

Net income per share from continuing operations:
Basic	$0.21	$0.12	$0.82	$0.30
Diluted	$0.21	$0.12	$0.80	$0.30
Weighted average shares outstanding:
Basic	15,189.8	15,133.6	15,171.6	15,047.5
Diluted	15,632.2	15,403.8	15,526.7	15,310.2

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

        All business combinations initiated or completed after June 30, 2001 are required to be accounted for under the purchase accounting method. Goodwill and intangible assets arise from purchase business combinations. Goodwill generated from purchase business combinations consummated prior to the adoption of Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets was amortized straight-line over a life not to exceed 20 years. Statement No. 142 addresses the initial recognition and measurement of goodwill and other intangible assets acquired as a result of a business combination and the recognition and measurement of those assets subsequent to acquisition. Under Statement No.142, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized, but will be tested for impairment no less than annually. Statement No. 142 requires goodwill to be tested for impairment annually or more frequently whenever certain events occur. The new accounting standard also requires intangible assets with definite lives to be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement No. 144, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

        We determined the value of a core deposit intangible related to the acquisitions of Pacific Western National Bank, WHEC and Upland Bank. We recorded the value of the core deposit intangible separate from goodwill and we are amortizing it over its estimated useful life of 10 years. The amortization expense represents the estimated decline in the value of the underlying deposits acquired. We are currently calculating the core deposit intangible related to the Marathon Bancorp and First National Bank acquisitions and will reclassify these core deposit intangibles and related deferred tax liabilities from goodwill, which will reduce the balance of goodwill. We estimate the core deposit amortization expense for 2002 to range between $1.5 million and $2.0 million and to range between

$2.5 million and $3.5 million per year for the next four years. We are also in the process of evaluating the impact of the adoption of the remaining provisions of Statement 142 on our results of operations and financial position as well as performing the initial impairment tests of goodwill, which is required during 2002, and is not expected to be material.

        The following is a reconciliation of net income to net income, excluding goodwill amortization, as well as a reconciliation of basic and diluted per share information on the same basis for the three and nine months ended September 30, 2002 and 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands, except per share information)
Net income	$4,482	$1,652	$10,504	$4,716
Add back: Goodwill amortization	—	73	—	207

Net income, excluding goodwill amortization	$4,482	$1,725	$10,504	$4,923

Basic earnings per share:
Net income	$0.38	$0.36	$1.22	$1.04
Goodwill amortization	—	0.01	—	0.05

Net income, excluding goodwill amortization	$0.38	$0.37	$1.22	$1.09

Diluted earnings per share:
Net income	$0.37	$0.34	$1.17	$0.99
Goodwill amortization	—	0.01	—	0.04

Net income, excluding goodwill amortization	$0.37	$0.35	$1.17	$1.03

        The changes in the carrying amount of goodwill and core deposit intangible for the nine months ended September 30, 2002 are as follows:

	Goodwill	Core Deposit Intangible
	(In thousands)
Balance as of December 31, 2001	$9,793	$—
Acquired during 2002	164,670	8,822
Core deposit intangible amortization	—	(577)
Adjustment to goodwill acquired in 2001	148	—

Balance as of September 30, 2002	$174,611	$8,245

NOTE 7—IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In July of 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Statement No. 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of Statement 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management has not yet determined the impact, if any, of adoption of this statement.

        Statement No. 147, Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9 (Statement No. 147), addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. Statement No. 147 ceases the amortization of any unidentified intangible assets arising from the fair value of liabilities assumed being in excess of the fair value of tangible and identifiable intangible assets acquired in the acquisition of all or part of a financial institution. Instead, the excess of the cost over the fair value of assets acquired will be required to be evaluated annually for impairment. Statement No. 147 also provides guidance on the accounting for the impairment or disposal of acquired long-term customer relationship intangible assets of financial institutions, such as a core deposit intangible. Such intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provision that Statement No. 144 requires for other long-lived assets that are held and used. Statement No. 147 is effective October 1, 2002 and should be applied retroactively to January 1, 2002. The adoption of this statement did not have a material impact on the Company's financial condition or results of operations.

NOTE 8—DIVIDEND APPROVAL

        On October 30, 2002 our Board of Directors approved a quarterly dividend of $0.15 per common share which is payable on November 29, 2002 to shareholders of record on November 15, 2002.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Information

        This Quarterly Report on Form 10-Q (the "Quarterly Report") includes forward-looking information, which is subject to the "safe harbor" set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When we make statements that are not based on historical information or are forward-looking, including when we use or incorporate by reference in this Quarterly Report the words "anticipate," "estimate," "expect," "project," "intend," "commit," "believe" and similar expressions, we are making forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including those described in this Quarterly Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed. Such risks and uncertainties include, but are not limited to, the following factors:

  •
  Expected cost savings or revenue enhancements from the completed or pending acquisitions may not be fully realized or realized within the expected time frame.

  •
  Successful completion and integration of acquisitions.

  •
  Competitive pressure in the banking industry and changes in the regulatory environment.

  •
  Changes in the interest rate environment and volatility of rate sensitive loans and deposits.

  •
  A decline in the health of the economy nationally or regionally which could reduce the demand for loans or reduce the value of real estate collateral securing most of our loans.

  •
  Credit quality deterioration, which could cause an increase in the provision for loan losses.

  •
  Dividend restrictions.

  •
  Regulatory discretion.

  •
  Changes in the securities markets.

  •
  Asset/liability repricing risks and liquidity risks.

  •
  Continuing effects on the economy from the terrorist attacks in the United States on September 11, 2001 and the ongoing war on terrorism.

        The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Overview

        First Community Bancorp (the "Company," "we" or "our") is the holding company for two wholly-owned banking subsidiaries, First National, formerly Rancho Santa Fe National Bank, and Pacific Western. The Banks are full-service community banks offering a broad range of banking products and services including: originating commercial loans, real estate and construction loans, Small Business Administration ("SBA") loans, and consumer loans, along with accepting demand and time deposits and providing foreign exchange services. We extend credit to customers located primarily in the counties we serve; through certain programs, we also extend credit to businesses located in Mexico. We focus on providing commercial banking services to small and medium-size businesses through 33 full-service community banking offices located in Imperial, Los Angeles, Orange, Riverside, San Bernadino and San Diego counties. The Company, through the Banks, derives its income primarily from the interest received on the various loan products, interest on investment securities and to a lesser extent fees from providing deposit services and extending credit.

        At September 30, 2002 we had total assets of $2.2 billion, total loans, net of $1.5 billion, deposits of $1.8 billion and equity of $312.4 million. We have completed six acquisitions since September 30, 2001. All acquisitions were accounted for using the purchase accounting method and accordingly the results of operations from each acquisition have been included in the consolidated financial statements since the date of the respective acquisition. We raised $89.3 million of capital in July 2002 via an offering of our common stock and the proceeds were primarily used to fund the acquisitions of Upland Bank, Marathon Bancorp and First National Bank.

        Since December 31, 2001, our total assets have increased by approximately $1.4 billion, or over 180%, which relates mostly to the increase in assets due to the five acquisitions completed during 2002. Loans, net of deferred fees and costs, increased $1.0 billion since year-end including $153.8 million of organic growth. Our total deposits increased by approximately $1.1 billion since year-end which represents the amount of deposits purchased in the 2002 acquisitions. Our loan-to-deposit ratio at September 30, 2002 was 85.0% compared to 74.1% as of December 31, 2001.

        The following sections contain tables and data setting forth certain statistical information relating to the Company as of September 30, 2002, and for the three and nine months ended September 30, 2002 and September 30, 2001. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto as of September 30, 2002 included herein, and the consolidated financial statements and notes thereto included in our consolidated financial statements filed on Form 10-K for the year ended December 31, 2001.

Results of Operations

        The following table summarizes our key performance indicators for the three and nine months ended September 30, 2002 and 2001 and the basis for calculating these indicators:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands, except percentages and per share information)
Per share information and profitability measures based on net income:
Basic income per share	$0.38	$0.36	$1.22	$1.04
Diluted income per share	$0.37	$0.34	$1.17	$0.99
Return on average assets	1.16%	1.02%	1.12%	1.00%
Return on average equity	8.5%	16.3%	10.9%	16.7%
Efficiency ratio	64.7%	67.1%	66.1%	67.8%
Per share information and profitability measures based on operating income:
Basic income per share	$0.39	$0.37	$1.26	$1.09
Diluted income per share	$0.38	$0.35 (a)	$1.21	$1.03 (a)
Return on average tangible assets	1.19%	1.07%	1.16%	1.05%
Return on average tangible equity	8.7%	17.0%	11.3%	17.5%
Efficiency ratio	63.6%	66.3%	65.0%	67.0%
Share information:
Weighted average basic number of shares	11,792.4	4,604.0	8,628.0	4,517.9
Weighted average diluted number of shares	12,234.8	4,874.2	8,983.1	4,780.6
Adjustments to net income:
Net income	$4,482	$1,652	$10,504	$4,716
Goodwill amortization	—	73	—	207
Core deposit intangible amortization, net of tax	138	—	335	—

Operating income	$4,620	$1,725	$10,839	$4,923

Operating revenues:
Net interest income	$18,703	$7,792	$44,139	$23,954
Noninterest income	2,575	1,198	7,648	3,416

Operating revenues	$21,278	$8,990	$51,787	$27,370

Adjustments to expenses:
Noninterest expense	$13,762	$6,034	$34,244	$18,557
Goodwill amortization	—	(73)	—	(207)
Core deposit intangible amortization	(238)	—	(577)	—

Operating expenses	$13,524	$5,961	$33,667	$18,350

(a)
The Company previously reported consolidated operating income of $0.36 per diluted share and $1.04 per diluted share for the three months and nine months ended September 30, 2001 respectively, which did not reflect the dilutive effect of shares of common stock deemed outstanding upon conversion of the Company's convertible debt.

        Third quarter analysis.    Consolidated operating income (net income before intangible amortization expense, net of applicable taxes) for the three months ended September 30, 2002 was $4.6 million or $0.38 per diluted share. This compares with consolidated operating income of $1.7 million or $0.35 per diluted share for the three months ended September 30, 2001, an increase of approximately 8.6%. Our return on average tangible assets based on operating income for the third quarter of 2002 was 1.19% compared to 1.07% for the same period in 2001. The increase in diluted operating income per share and return on average tangible assets for the third quarter of 2002 compared to the same quarter of 2001 relates primarily to the accretive nature of our acquisition activity which includes: (i) an increase in our net interest margin despite a lower interest rate environment in 2002; (ii) the absence of an allowance for loan loss provision in the current period based on credit quality indicators in our loan portfolio; and (iii) cost consolidation as acquired banks are converted to our operating platform and other operating efficiencies are accomplished.

        The efficiency ratio (operating expense divided by net interest income plus noninterest income) is a measure of how effective we are at using our expense dollars. A lower or declining ratio indicates improving efficiency. The operating efficiency ratio improved to 63.6% during the third quarter of 2002 compared to 66.3% for the same period in 2001. The improvement results from operating revenues increasing 137% while operating expense grew only 127% for the third quarter of 2002 when compared to the third quarter of 2001.

        Consolidated net income for the three months ended September 30, 2002 was $4.5 million or $0.37 per diluted share. This compares with net income of $1.7 million or $0.34 per diluted share for the three months ended September 30, 2001. Our return on average assets was 1.16% for the third quarter of 2002 versus 1.02% for the third quarter of 2001. The outstanding number of shares increased during July by 3.9 million shares which were issued in a follow-on public offering that raised $89.3 million. The majority of the proceeds were used in late August and September to purchase Upland Bank, Marathon Bancorp, and First National Bank. The effect of the timing difference between raising the funds and investing the capital had a dilutive impact on both earnings per share and our net interest margin.

        Nine month analysis.    Consolidated operating income for the nine months ended September 30, 2002 was $10.8 million or $1.21 per diluted share. This compares with consolidated operating income of $4.9 million, or $1.03 per diluted share, for the nine months ended September 30, 2001, an increase of approximately 17.5%. The increase for the nine month period is due primarily to the accretion achieved from the six bank acquisitions completed since the end of the third quarter of 2001, as operating income improved 120% while diluted shares increased by just 87.9%. Our return on average tangible assets based on operating income for the first three quarters of 2002 was 1.16% compared to 1.05% for the same period in 2001.

        Our operating efficiency ratio for the first three quarters of 2002 was 65.0% compared to 67.0% for the same period in 2001. The decrease in the operating efficiency ratio is due primarily to revenues growing 89.2% while operating expense grew 83.5% despite current year revenues being adversely affected by a compression of our net interest margin when compared to 2001 due to the general decline in market interest rates. In addition, we completed system conversions during the second and third quarters to: (i) reflect the combination of Capital Bank with the former Rancho Santa Fe National Bank; (ii) reflect the combination of each of First Professional and First Community Bank of the Desert with Pacific Western National Bank; and (iii) reflect the Upland Bank merger. The efficiencies achieved during 2002 are offset in part by the overall increase in costs from the recently completed acquisitions.

        Consolidated net income for the nine months ended September 30, 2002 was $10.5 million, or $1.17 per diluted share. This compares with net income of $4.7 million, or $0.99 per diluted share for the nine months ended September 30, 2001. Our return on average assets was 1.12% for the nine months ended September 30, 2002 versus 1.00% for the same period in 2001. The increase in the return on average assets was primarily influenced by a one-time gain on sale of its merchant card portfolio of $542,000, net of tax, during the second quarter of 2002.

        Net Interest Income.    Net interest income is the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Our balance sheet is asset sensitive and as such, a falling interest rate environment places downward pressure on our net interest margin while our net interest margin tends to expand in a rising interest rate environment. The majority of our earning assets are tied to market rates, such as the prime rate, and therefore rates on our earning assets generally reprice along with a movement in market rates while interest-bearing liabilities, mainly deposits, tend to reprice more slowly and usually incorporate only a portion of the movement in market rates. However, despite the decline in market interest rates during 2001, we were able to effectively manage our net interest margin through the third quarter of 2002. Our net interest margin for the third quarter of 2002 increased 15 basis points to 5.46% as compared to the third quarter of 2001 and the second quarter of 2002.

        The following tables provide information concerning average interest-earning assets and interest-bearing liabilities and yields and rates thereon for the three and nine months ended September 30, 2002 and September 30, 2001. Nonaccrual loans are included in the average earning assets amounts.

	Three Months Ended September 30, 2002			Three Months Ended September 30, 2001
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)			(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of deferred fees and costs	$1,058,296	$19,801	7.42%	$381,531	$8,057	8.38%
Investment securities (1)	247,089	2,291	3.68%	101,732	1,511	5.89%
Federal funds sold	54,145	230	1.69%	98,595	862	3.47%
Other earning assets	506	3	2.35%	284	1	1.40%

Total interest-earning assets	1,360,036	22,325	6.51%	582,142	10,431	7.11%
Noninterest-earning assets:
Other assets	179,259			60,025

Total assets	$1,539,295			$642,167

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits
Interest-bearing demand	$105,907	54	0.20%	$54,903	122	0.88%
Money market	397,233	1,297	1.30%	161,535	1,014	2.49%
Savings	45,867	79	0.69%	29,739	118	1.57%
Time	230,871	1,418	2.44%	95.599	1,054	4.37%

Total interest-bearing deposits	779,878	2,848	1.45%	341,776	2,308	2.68%
Other interest-bearing liabilities	43,278	774	7.10%	15,983	331	8.22%

Total interest-bearing liabilities	823,156	3,622	1.75%	357,759	2,639	2.93%
Noninterest-bearing liabilities:
Demand deposits	482,896			240,721
Other liabilities	23,185			3,378

Total liabilities	1,329,237			601,858
Shareholders' equity	210,058			40,309

Total liabilities and shareholders' equity	$1,539,295			$642,167

Net interest income		$18,703			$7,792

Net interest spread			4.76%			4.18%

Net interest margin			5.46%			5.31%

(1)
Includes tax-exempt securities.

        Third quarter analysis.    Net interest income increased 140%, or $10.9 million, to $18.7 million for the third quarter of 2002 from $7.8 million for the third quarter of 2001 due largely to a 133%, or $798.5 million, increase in average earning assets resulting from our acquisition activity.

        Interest income increased 114.0%, or $11.9 million, to $22.3 million for the third quarter 2002 compared to $10.4 million for the third quarter of 2001. In addition to the increase in interest-earning assets during 2002, we have successfully shifted earning assets from investments and Federal funds sold to loans, which typically yield a higher return, and replaced higher cost deposits with low cost deposits. Average loans as a percentage of average earning assets increased to 77.8% for the third quarter of 2002 as compared 65.5% for the same quarter of 2001. Further, we increased our average loan to deposit ratio to 83.8% for the third quarter of 2002 as compared to 65.5% for the third quarter of 2001. Despite the shift in the composition of earning assets, the yield on interest-earning assets decreased 60 basis points as loan yields declined to 7.42% in the third quarter of 2002 from 8.38% for the third quarter of 2001 due primarily to the decline in the interest rate environment.

        Interest expense increased 37.2%, or $982,000, to $3.6 million for the third quarter of 2002 from $2.6 million for the same period of 2001 while our interest-bearing liabilities increased 130.1%, or $465.4 million, offset by a 118 basis point drop in the cost of these funds. A large percentage of our funding sources are demand deposits, 38.2% of average total deposits for the third quarter of 2002, which in a declining interest rate environment tends to compress our net interest margin as we do not have the ability to reprice these deposits downward. We were able to effectively reprice interest-bearing deposits to mitigate away some of the effect of the decline in rates as the average cost of interest-bearing deposits declined to 1.45% for the third quarter of 2002 as compared to 2.68% for the same quarter in 2001. Our overall cost of average deposits declined to 0.90% for the third quarter of 2002 as compared to 1.57% for the same period of 2001. The cost of interest-bearing liabilities decreased to 1.75% from 2.93% over the same period as a result of deposits generally repricing in the lower interest rate environment and our ability to maintain a high percentage of noninterest-bearing deposits, offset partially by the addition of higher cost interest-bearing liabilities such as the trust preferred securities and the revolving line of credit.

	Nine Months Ended September 30, 2002			Nine Months Ended September 30, 2001
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)			(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of deferred fees and costs	$857,211	$47,118	7.35%	$369,192	$24,705	8.95%
Investment securities (1)	177,546	6,091	4.59%	98,265	4,496	6.12%
Federal funds sold	54,357	674	1.66%	98,774	3,255	4.41%
Other earning assets	404	9	2.98%	300	7	3.12%

Total interest-earning assets	1,089,518	53,892	6.61%	566,531	32,463	7.66%
Noninterest-earning assets:
Other assets	160,588			63,002

Total assets	$1,250,106			$629,533

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits
Interest-bearing demand	$97,837	211	0.29%	$54,896	428	1.04%
Money market	321,372	3,141	1.31%	161,390	3,465	2.87%
Savings	44,116	187	0.57%	29,015	362	1.67%
Time	197,095	4,288	2.91%	90,455	3,265	4.83%

Total interest-bearing deposits	660,420	7,827	1.58%	335,756	7,520	2.99%
Other interest-bearing liabilities	36,036	1,926	7.15%	14,913	989	8.87%

Total interest-bearing liabilities	696,456	9,753	1.87%	350,669	8,509	3.24%
Noninterest-bearing liabilities:
Demand deposits	405,607			231,787
Other liabilities	19,693			9,382

Total liabilities	1,121,756			591,838
Shareholders' equity	128,350			37,695

Total liabilities and shareholders' equity	$1,250,106			$629,533

Net interest income		$44,139			$23,954

Net interest spread			4.74%			4.42%

Net interest margin			5.42%			5.65%

(1)
Includes tax-exempt securities.

        Nine month analysis.    Net interest income increased by $20.2 million, or 87.8%, to $44.1 million for the nine months ended September 30, 2002 from $24.0 million for the same period of 2001. Interest income increased 66.0%, to $53.9 million for the nine months ended September 30, 2002 compared to the same period in 2001. This is due largely to the increase in average earning assets of $529.9 million, or 92.3%, relating to the acquisitions completed since the end of the third quarter of 2001.

        The net interest margin decreased to 5.42% for the nine months ended September 30, 2002 from 5.65% for the same period in 2001. The 23 basis point decline in the net interest margin is attributed mainly to the overall decline in the interest rate environment. Market rates fell 300 basis points during the first nine months of 2001 and then another 175 basis points in the fourth quarter of 2001. The decline in our net interest margin was mitigated by the improvement in our average loan to deposit ratio for the nine months ended September 30, 2002 of 80.4% as compared to 65.1% for the same period in 2001. The proportion of average loans to total interest-earning assets increased to 79% for the 2002 period compared to 65% for the same period of 2001 however, average loan yields declined 60 basis points to 7.35%. Although we benefit from a low cost deposit base due to our high percentage of noninterest-bearing deposits, (37% of total average deposits in 2002 compared to 40% of total average deposits in 2001), in a declining interest rate environment, it reduces our flexibility to manage our net interest margin. We aggressively lowered our cost of funds as general market interest rates fell in order to manage our net interest margin, however we are not able to reduce the rate paid on our deposits at the same pace or by the same amount as the falling market rates. In early November 2002, the Federal Reserve lowered interest rates 50 basis points which requires us to continue to manage our net interest margin as we have described.

  Noninterest Income.

        The following table summarizes noninterest income by category for the periods indicated:

	At and for the three months ended (1)
	September 30, 2002	June 30, 2002	March 31, 2002	September 30, 2001
Service charges and fees on deposit accounts	$1,546	$1,229	$1,115	$567
Merchant discount fees	72	146	84	86
Other commissions and fees	474	349	403	280
Gain on sale of loans	54	145	64	130
BOLI income	188	183	132	116
Other income	125	78	211	19

Total recurring noninterest income	2,459	2,130	2,009	1,198
Gain on sale of merchant card processing	—	934	—	—
Data processing services fees	116	—	—	—

Total noninterest income	$2,575	$3,064	$2,009	$1,198

(1)
Our quarterly results include First Charter subsequent to October 8, 2001; Pacific Western National Bank subsequent to January 31, 2002; Capital Bank subsequent to March 7, 2002; Upland Bank subsequent to August 22, 2002; Marathon Bank subsequent to August 23, 2002; and First National Bank subsequent to September 10, 2002.

        Third quarter analysis.    Total recurring noninterest income increased to $2.5 million in the third quarter of 2002, compared to $2.1 million for the second quarter of 2002 and $1.2 million for the third quarter of 2001. The increase in recurring noninterest income is due primarily to the increase in service charges and fees on deposit accounts as we increased our deposit base through several acquisitions completed since the end of the third quarter in 2001. In addition, other commissions and fees increased $125,000 for the third quarter of 2002 over the second quarter of 2002, which includes $50,000 of foreign exchange fee income generated subsequent to the First National Bank acquisition. Data processing services fee income is related to third party data and item processing services provided by InfoServ, the in-house data processing division of First National Bank. InfoServ was sold September 30, 2002.

        Nine month analysis.    For the nine months ended September 30, 2002, recurring noninterest income increased to $7.6 million as compared to $3.4 million for the same period in 2001. Of the $4.2 million increase year over year, $2.2 million is due to the rise in service charges and fees on deposit accounts and $387,000 was attributed to an increase in the appreciation of the cash surrender value of life insurance policies. We recognized a one-time gain on the sale of the Banks' merchant card processing in the second quarter of 2002. The Banks continue to recognize income and expense related to this activity until the purchaser of the merchant card processing has converted all the Banks'

customers onto their system. Because of the sale, it is anticipated that merchant discount fee income in future periods will decrease from current levels.

Noninterest Expense.

        The following table summarizes noninterest expense by category for the periods indicated:

	At and for the three months ended (1)
	September 30, 2002	June 30, 2002	March 31, 2002	September 30, 2001
Salaries and employee benefits	$6,906	$5,362	$4,697	$2,985
Occupancy	1,694	1,225	1,080	796
Furniture and equipment	836	742	640	318
Data processing	841	736	744	396
Other professional services	668	726	554	325
Business development	275	270	217	158
Communications	509	387	339	212
Stationary and supplies	237	199	121	60
Insurance and assessments	280	309	200	146
Cost of OREO	8	8	63	20
Other	1,270	888	636	545

Total operating expenses	13,524	10,852	9,291	5,961
Goodwill amortization	—	—	—	73
Core deposit intangible amortization	238	339	—	—

Total noninterest expense	$13,762	$11,191	$9,291	$6,034

Efficiency ratio	64.7%	67.2%	72.0%	67.8%
Efficiency ratio before amortization of intangibles	63.6%	65.2%	72.0%	67.0%
Operating expenses as a percentage of average assets	3.55%	3.58%	3.81%	3.68%

(1)
Our quarterly results include First Charter subsequent to October 8, 2001; Pacific Western National Bank subsequent to January 31, 2002; Capital Bank subsequent to March 7, 2002; Upland Bank subsequent to August 22, 2002; Marathon Bank subsequent to August 23, 2002; and First National Bank subsequent to September 10, 2002.

        Third quarter analysis.    Operating expenses totaled $13.5 million for the quarter ended September 30, 2002, compared to $10.9 million for the second quarter of 2002 and $6.0 million for the third quarter of 2001. Operating costs increased $2.7 million in the third quarter of 2002 as compared to the second quarter of 2002 due primarily to the completion of three acquisitions during the third quarter with the majority of the increase attributed to a $1.5 million increase in salary and employee benefit costs. The ratio of operating expenses to average assets was 3.55% in the third quarter of 2002, 3.58% in the second quarter of 2002 and 3.68% in the third quarter of 2001. The declining trend is due to cost efficiencies achieved through expense consolidation, especially after converting an acquired institution to our same operating platform. We converted Upland Bank to the same operating platform during the third quarter of 2002 and Marathon Bank was completed on November 12, 2002.

        Noninterest expense totaled $13.8 million for the third quarter of 2002. This amount includes core deposit intangible amortization expense of $238,000, which relates to the underlying assets from the acquisitions of Pacific Western National Bank, WHEC and Upland Bank. We are calculating the core deposit intangible related to the Marathon Bancorp and First National Bank acquisitions and the quarterly core deposit intangible amortization charge will increase accordingly. We estimate the amortization expense for 2002 will range between $1.5 million and $2.0 million. The second quarter of

2002 core deposit intangible amortization charge represents a cumulative adjustment as there was no amortization recorded in the first quarter of 2002 while we calculated the underlying assets from the Pacific Western National Bank and WHEC acquisitions.

        Nine month analysis.    Total operating expenses for the nine months ended September 30, 2002, amounted to $33.7 million compared to $18.4 million for the same period in 2001. The increase is due to our acquisition activity. We have completed four system conversions during the year to reflect our current structure with two banking subsidiaries. These conversions create operating efficiencies which minimize the increase in data processing costs but require the use of additional resources to support our operations of new acquisitions before conversion.

        Income Taxes.    Our normal effective income tax rate is approximately 42.0%, representing a blend of the statutory Federal income tax rate of 35.0% and the California income tax rate of 10.84%. Due to the deductibility of income on certain investment vehicles and the nondeductibility of goodwill amortization, our actual effective income tax rates were 40.4% and 44.1% for the three months ended September 30, 2002 and 2001, respectively, and 40.1% and 42.3% for the nine months ended September 30, 2002 and 2001, respectively.

Balance Sheet Analysis

        Loans.    Our income is dependent on several factors including loan growth and our continual efforts to prevent any unexpected loan losses that would require additions to the allowance for loan losses. The Company believes that the demand for loans has increased in our primary market areas due to the growth in the Southern California economy along with the ability of our customers to participate in that growth. However, the perceived increase in the demand for loans is tempered by the highly competitive banking marketplace and our desire to maintain strong credit quality standards. In addition to the $1.0 billion in loans acquired during 2002, our business development efforts generated $153.8 million in additional loans.

        We define nonperforming assets to include (i) loans past due 90 days or more and still accruing; (ii) loans on which it has ceased to accrue interest ("Nonaccrual Loans"); and (iii) assets acquired through foreclosure including other real estate owned. "Impaired loans" are commercial, commercial real estate, and individually significant mortgage loans for which it is probable that we will not be able to collect all amounts due according to the original contractual terms of the loan agreement. The category of "impaired loans" is not coextensive with the category of "nonaccrual loans," although the two categories overlap. Nonaccrual Loans include impaired loans and are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days. We may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan as impaired, if (i) it is probable that we will collect all amounts due in accordance with the original contractual terms of the loan or (ii) the loan is not a commercial, commercial real estate or an individually significant mortgage or consumer loan.

        Planned workout arrangements are currently in place or in negotiation for all nonperforming assets. Management is not aware of any additional significant loss potential that has not already been included in the estimation of the allowance for loan losses. Loans past due 90 days and still accruing represent loans which are past due 90 days or more as to interest or principal, but not included in the nonaccrual or restructured categories. As of September 30, 2002, we had no loans past due 90 days and still accruing.

        Credit Quality.    The following table shows the historical trends in our loans, allowance for loan losses, nonperforming assets and key credit quality statistics as of and for the periods indicated:

	As of or for the Periods Ended
	9 Months 9/30/02	6 Months 6/30/02	3 Months 3/31/02	Year 12/31/01	9 Months 9/30/01	6 Months 6/30/01
	(Dollars in thousands)
Loans, net of deferred fees and costs	$1,505,049	$881,766	$798,714	$501,740	$389,244	$376,502
Allowance for loan losses	24,024	13,136	13,563	11,209	10,248	10,424
Average loans	857,211	755,002	655,196	395,337	369,192	362,920
Nonaccrual loans and leases	$10,254	$6,237	$6,205	$4,672	$6,103	$11,225
Other real estate owned	4,751	2,797	2,747	3,075	309	654

Nonperforming assets	$15,005	$9,034	$8,952	$7,747	$6,412	$11,879

Loans past due 90 days or more and still accruing	$—	$—	$112	$—	$—	$—

Impaired loans, gross	$10,254	$6,237	$6,205	$4,672	$6,103	$11,225
Allocated allowance for loan losses	(2,250)	(910)	(783)	(1,256)	(1,861)	(3,026)

Net investment in impaired loans	$8,004	$5,327	$5,422	$3,416	$4,242	$8,199

Charged-off loans year-to-date	$3,478	$2,220	$1,039	$2,666	$2,065	$1,798
Recoveries year-to-date	(1,616)	(1,181)	(429)	(1,203)	(710)	(618)

Net charge-offs (recoveries) (normalized) *	$1,862	$1,039	$610	$1,463	$1,355	$1,180

Allowance for loan losses to loans, net of deferred fees and costs	1.59%	1.49%	1.70%	2.23%	2.63%	2.77%
Allowance for loan losses to nonaccrual loans and leases	234.3%	210.1%	218.6%	239.9%	167.9%	92.9%
Allowance for loan losses to nonperforming assets	160.1%	145.4%	149.6%	144.7%	159.8%	87.8%
Nonperforming assets to loans and OREO	0.99%	1.02%	1.12%	1.53%	1.65%	3.15%
Annualized net charge offs to average loans	0.29%	0.28%	0.38%	0.37%	0.49%	0.65%
Nonaccrual loans to loans, net of deferred fees and costs	0.68%	0.71%	0.78%	0.93%	1.57%	2.98%

*
Normalized net charge-offs (recoveries) excludes $4,905 of First Professional loans charged-off in a one-time charge associated with the First Professional acquisition in the first quarter of 2001.

        Nonaccrual loans totaled $10.3 million at September 30, 2002, an increase from $6.2 million at June 30, 2002. The increase during the third quarter is mostly a result of loans that were classified as nonaccrual by Upland Bank, Marathon Bancorp and First National Bank at the time of their acquisition which totaled $3.1 million. However, the percentage of nonaccrual loans to loans, net of deferred fees and costs, declined to 0.68% at September 30, 2002 from 0.71% at June 30, 2002. As of September 30, 2002, we had approximately $10.3 million of loans, which were considered impaired, all of which were on nonaccrual status, compared to $4.7 million at December 31, 2001. The allowance for loan losses at September 30, 2002 includes allocated allowances of approximately $2.3 million established for certain impaired loans.

        Nonperforming assets increased to $15.0 million at September 30, 2002 from $9.0 million at June 30, 2002. The third quarter increase is mostly a result of the $4.0 million increase in nonaccrual loans. OREO increased $2.0 million which was the amount acquired through the Upland Bank and First National Bank acquisitions. Nonperforming assets have increased $7.3 million since December 31, 2001 which included a $1.7 million increase in OREO. During the year we foreclosed or acquired through the business combinations $3.4 million of other real estate and sold $1.8 million of other real estate. The ratio of nonperforming assets to gross loans and OREO decreased to 0.99% as of September 30, 2002 from 1.53% at December 31, 2001.

        Allowance for Loan Losses.    We have established a monitoring system for loans in order to identify impaired loans and potential problem loans and to permit periodic evaluation of impairment and the adequacy of the allowance for loan losses in a timely manner. The monitoring system and allowance for loan losses methodology have evolved over a period of years, and loan classifications have been incorporated into the determination of the allowance for loan losses. This monitoring system and allowance methodology include a loan-by-loan analysis for all classified loans as well as loss factors for the balance of the portfolio that are based on migration analysis relative to our unclassified portfolio. This analysis includes such factors as historical loss experience, current portfolio delinquency and trends and other inherent risk factors such as acquisition risk, economic conditions, concentrations in the portfolio risk levels of particular loan categories, internal loan review and management oversight.

        The percentage of allowance for loan losses to loans, net of deferred fees and costs, was 1.59% at September 30, 2002, down from 2.23% at December 31, 2001. The decrease in the percentage during 2002 is due mostly to loans and allowance for loan losses acquired in the 2002 acquisitions.

        We had net charge offs of $1.9 million during the nine months ended September 30, 2002 represented by charge offs of $3.5 million and recoveries of $1.6 million during the period. The allowance for loan losses increased by $12.8 million to $24.0 million at September 30, 2002 and from $11.2 million at December 31, 2001. The amount of allowance acquired through acquisition in 2002 totaled $14.7 million. The ratio of the allowance for loan losses to nonperforming assets stood at 160.1% as of September 30, 2002 compared to 144.7% as of December 31, 2001. Further, the allowance for loan losses as a percentage of nonaccrual loans was 234.3% at September 30, 2002 compared to 239.9% at December 31, 2001. Management believes that the allowance for loan losses at September 30, 2002 is adequate to cover any shortfall that may occur upon disposition of the collateral along with the remaining nonaccrual loans based on our quarterly migration analysis of loan losses, continued adherence to established credit policies and other key credit quality indicators.

        We maintain an allowance for loan losses at an amount which we believe is sufficient to provide adequate protection against losses in the portfolio. Management's periodic evaluation of the adequacy of the allowance is based on such factors as the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that have occurred but are not yet known that may affect the borrower's ability to repay, the estimated value of underlying collateral, and economic conditions. As management utilizes information currently available to evaluate the allowance for loan losses, the allowance for loan losses is subjective and may be adjusted in the future depending on changes in economic conditions or other factors.

        During the time the Company holds collateral, it is subject to credit risks, including risks of borrower defaults, bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods). Although management has established an allowance for loan losses that it considers adequate, there can be no assurance that the established allowance for loan losses will be sufficient to offset losses on loans in the future.

        Regulatory Matters.    The regulatory capital guidelines as well as the actual regulatory capital ratios for First National, Pacific Western, and the Company as of September 30, 2002, are as follows:

	Regulatory Requirements (Greater than or equal to stated percentage)		Actual
	Adequately Capitalized	Well Capitalized	First National	Pacific Western	Company Consolidated
Detailed computations of Tier 1 leverage capital ratio	4.00%	5.00%	12.55%	9.49%	12.40%
Tier 1 risk-based capital ratio	4.00%	6.00%	8.79%	9.85%	10.10%
Total risk-based capital	8.00%	10.00%	10.05%	11.10%	11.35%

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

        Historically, the overall liquidity of the Banks is based on the core deposit base of the Banks. The Banks have not relied on large denomination time deposits. To meet short-term liquidity needs, the Company has maintained at the Banks what it believes are adequate balances in Federal funds sold, interest-bearing deposits in financial institutions and investment securities having maturities of five years or less. On a consolidated basis, liquid assets (cash, federal funds sold and investment securities available-for-sale) as a percent of total deposits were 22.6% and 32.7% as of September 30, 2002 and December 31, 2001, respectively.

        Market risk sensitive instruments are generally defined as derivatives and other financial instruments. At December 31, 2001 and September 30, 2002, we had no material derivatives. The Company's financial instruments include loans receivable, Federal funds sold, interest-bearing deposits in financial institutions, FRB and FHLB stock, investment securities, deposits, short-term borrowings, and trust preferred securities. At December 31, 2001, we had approximately $667 million in interest sensitive assets and approximately $706 million in interest sensitive liabilities. At September 30, 2002, our interest sensitive assets totaled approximately $1.8 billion while interest sensitive liabilities totaled approximately $1.5 billion. The increase in interest sensitive assets and interest sensitive liabilities was mostly a result of assets and liabilities acquired during the 2002 merger activity.

        The yield on interest sensitive assets and the cost of interest sensitive liabilities for the three month period ended September 30, 2002 was 6.51% and 1.10%, respectively, compared to 5.93% and 1.50%, respectively, for the three month period ended December 31, 2001. The increase in the yield on interest sensitive assets is primarily a result of a shift in the earning asset mix towards higher yielding loans and out of lower yielding Federal funds sold. The decrease in the cost of interest sensitive liabilities during 2002 is primarily a result of a shift in the composition of interest-bearing deposits from higher costing certificates of deposit to lower costing products, such as money market accounts, in addition to certificate of deposits continuing to mature and reprice in the current lower interest rate environment.

        Our interest sensitive assets and interest sensitive liabilities were reported to have estimated fair values of $660.1 million and $708.3 million, respectively, at December 31, 2001. Because of the floating and short-term nature of our interest sensitive assets and liabilities and the use of purchase accounting for the acquisitions completed in 2002, management believes that there has been no material change in the difference between the book value of the interest sensitive assets and liabilities and their estimated fair values.

        Gap analysis.    As part of the interest rate management process we use a gap analysis. A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest sensitive assets and interest bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match the volume of interest sensitive assets and interest bearing liabilities repricing over different time intervals. The main focus of this interest rate management tool is the gap sensitivity identified as the cumulative one year gap.

	September 30, 2002 Amounts Maturing or Repricing In
	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Nonrate- Bearing(1)	Total
	(Dollars in thousands)
ASSETS
Cash and due from banks	$1,089	$—	$—	$—	$109,424	$110,513
Federal funds sold	8,510	—	—	—	—	8,510
Investment securities	78,011	25,597	99,018	94,695	—	297,321
Loans, net of deferred fees and costs	753,824	229,303	362,606	159,316	—	1,505,049
Other assets	—	—	—	—	239,695	239,695

Total assets	841,434	254,900	461,624	254,011	349,119	2,161,088

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing demand deposits	—	—	—	—	624,264	624,264
Interest-bearing demand, money market and savings	813,663	—	—	—	—	813,663
Time certificates of deposit	146,056	154,257	31,751	—	—	332,064
Short term debt	11,402	—	—	—	—	11,402
Long term debt	30,000	—	—	8,000	—	38,000
Other liabilities	—	—	—	—	29,336	29,336
Shareholders' equity	—	—	—	—	312,359	312,359

Total liabilities and shareholders' equity	$1,001,121	$154,257	$31,751	$8,000	$965,959	$2,161,088

Period Gap	$(159,687)	$100,643	$429,873	$246,011	$(616,840)
Cumulative interest rate-sensitive assets	$841,434	$1,096,334	$1,557,958	$1,811,969
Cumulative interest rate-sensitive liabilities	$1,001,121	$1,155,378	$1,187,129	$1,195,129
Cumulative Gap	$(159,687)	$(59,044)	$370,829	$616,840
Cumulative gap as a percent of:
Total assets	(7.4)%	(2.7)%	17.2%	28.5%
Interest earning assets	(8.8)%	(3.3)%	20.5%	34.0%

(1)
Assets or liabilities which do not have a stated interest rate.

        The foregoing table indicates that we had a negative one year cumulative gap of $59.0 million, or 2.7% of total assets, at September 30, 2002. This indicates that at September 30, 2002, we had $59.0 million more in liabilities that would reprice if there was a change in interest rates over the next year than assets that would reprice. This gap position also suggests that if interest rates were to decrease, our net interest margin would increase. However, in contrast to the gap analysis results, our year-to-date net interest margin has declined while market rates have declined as previously discussed.

        Changes in the mix of earning assets or funding liabilities can either increase or decrease the net interest margin without affecting interest sensitivity. In addition, the interest rate spread between an asset and its funding source can vary significantly while the timing of repricing both the assets and liabilities can remain the same, thus impacting net interest income. In other words, the relationship between product rate repricing and market rate changes is not the same for all products and this characteristic is referred to as basis risk. The majority of our earning assets tend to reprice immediately and to the full extent of the move in market rates, while our deposits tend to reprice more slowly and typically do not absorb the full effect of a market rate movement. Products categorized as non-rate sensitive, such as our significant demand deposit base, act like long term fixed rate funding sources and consequently are not able to move up or down as market interest rates move. Gap analysis does not account for dynamic changes such as increasing prepayment speeds as rates decrease, basis risk, the benefit of non-rate funding sources, interest rate floors on loan products or the behavior of customers in response to changes in interest rates. All of these factors tend to make our actual interest rate risk be more asset sensitive than is indicated by the gap analysis.

        Critical Accounting Policies.    The discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable in the circumstances; however, actual results may differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

        Our significant accounting policies and practices are described in Note 1 to our consolidated financial statements filed on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference. The accounting policies that involve significant estimates and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, are considered critical accounting policies. We have identified our policy for allowance for loans losses as a critical accounting policy. Please see the section above entitled "—Allowance for Loan Losses" for a discussion of this policy and of the estimates and assumptions associated with determining such an allowance.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

        Information concerning our exposure to market risk, which we believe has remained relatively unchanged from December 31, 2001, is incorporated by reference from the text under the caption "Qualitative and Quantitative Disclosure About Market Risk" in our report on Form 10-K for the year ended December 31, 2001. In addition, see the section above titled "Liquidity, Interest Rate Sensitivity and Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. Controls and Procedures.

        Within 90 days prior to the filing of this report, under the supervision and with the participation of the Company's management, including Matthew P. Wagner, the Company's Chief Executive Officer (CEO) and Lynn M. Hopkins, the Company's Chief Financial Officer (CFO), an evaluation of the effectiveness of our disclosure controls and procedures was performed. Based on this evaluation, the

CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries is identified, evaluated and reported on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

        There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

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

ITEM 2. Changes in Securities

  (a)
  At a special meeting of shareholders of the Company held on September 6, 2002, the shareholders approved an increase in the authorized number of shares of common stock from 15,000,000 to 30,000,000. First Community's articles of incorporation were amended to provide for this increase in the authorized number of shares.

ITEM 3. Defaults Upon Senior Securities

        None

ITEM 4. Submission of Matters to a Vote of Security Holders

  (a)
  On September 6, 2002, the Company held a special meeting of shareholders.

  (b)
  At the special meeting, shareholders voted on (1) the acquisition of First National Bank by the Company by means of a merger of First National Bank with and into Rancho Santa Fe National Bank, a wholly-owned subsidiary of the Company; (2) an amendment the Company's articles of incorporation to increase the number of shares of the Company's common stock authorized for issuance from 15,000,000 to 30,000,000; and (3) an amendment to the Company's Stock Incentive Plan to increase the number of shares subject to the Plan from 1,600,000 to 2,000,000.

        The results of the voting were as follows:

Matter	Votes For	Votes Against	Withheld	Abstentions	Broker Non-Votes
Approval of acquisition of First National Bank	7,737,650	70,411	0	2,715	1,932,544
Amendment to the Company's Articles of Incorporation	9,589,871	152,064	0	1,385	0
Amendment to the Company's 2000 Stock Incentive Stock Plan	9,021,629	714,573	0	7,118	0

ITEM 5. Other Information

        On October 14, 2002, Jared M. Wolff joined the Company as Executive Vice President, General Counsel and Secretary. Mr. Wolff is also a director, as well as Executive Vice President, General Counsel and Secretary, of each of the Company's subsidiary banks, First National Bank and Pacific Western National Bank.

ITEM 6. Exhibits and Reports on Form 8-K

A. Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of September 19, 2002, by and between First Community Bancorp and Bank of Coronado.
3.1	Articles of Incorporation of First Community Bancorp, as amended on September 6, 2002.
3.2	Bylaws of First Community Bancorp (Exhibit 4.2 to a Form S-3 filed on June 11, 2002 and incorporated herein by this reference).

B. Reports on Form 8-K

        On September 17, 2002, the Company filed a current report on Form 8-K relating to the completion of its acquisition of First National Bank.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY BANCORP
/s/ LYNN M. HOPKINS
Lynn M. Hopkins Executive Vice President and Chief Financial Officer
Date: November 14, 2002

Certifications

        I, Matthew P. Wagner, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of First Community Bancorp;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a.
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/s/ MATTHEW P. WAGNER Matthew P. Wagner President and Chief Executive Officer

        I, Lynn M. Hopkins, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of First Community Bancorp;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a.
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b.
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c.
  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a.
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/s/ LYNN M. HOPKINS Lynn M. Hopkins Executive Vice President and Chief Financial Officer

QuickLinks

FORM 10-Q
PART I—FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (unaudited)
ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
ITEM 4. Controls and Procedures.
PART II—OTHER INFORMATION
ITEM 1. Legal Proceedings
ITEM 2. Changes in Securities
ITEM 3. Defaults Upon Senior Securities
ITEM 4. Submission of Matters to a Vote of Security Holders