Form 10-K
period 2002-12-31
FIRST COMMUNITY BANCORP /CA/
filed 2003-03-27
CIK 1102112

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 00-30747

FIRST COMMUNITY BANCORP
(Exact Name of Registrant as Specified in Its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	33-0885320 (I.R.S. Employer Identification Number)
6110 El Tordo P.O. Box 2388 Rancho Santa Fe, California (Address of Principal Executive Offices)	92067 (Zip Code)
Registrant's telephone number, including area code: (858) 756-3023

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, no par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices on the Nasdaq National Market as of the close of business on June 28, 2002 was $123,117,935. Registrant does not have any nonvoting common equities.

        As of March 18, 2003, there were 15,352,737 shares of registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K can be found in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

PART I
ITEM 1.	Business	3
	General	3
	Strategic Evolution and Acquisition Strategy	4
	Banking Business	6
	Certain Business Risks	9
	Financial and Statistical Disclosure	12
	Supervision and Regulation	13
	Available Information	17
	Forward Looking Information	17
ITEM 2.	Properties	18
ITEM 3.	Legal Proceedings	18
ITEM 4.	Submission of Matters to a Vote of Security Holders	18
PART II
ITEM 5.	Market For Registrant's Common Equity and Related Stockholder Matters	19
	Marketplace Designation and Sales Price Information	19
	Dividends	19
ITEM 6.	Selected Financial Data	20
ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
	Overview	22
	Critical Accounting Policies	22
	Results of Operations	24
	Financial Condition	34
	Borrowings	39
	Trust Preferred Securities	40
	Capital Resources	40
	Liquidity	41
	Recent Accounting Pronouncements	41
ITEM 7A.	Qualitative and Quantitative Disclosure About Market Risk	41
ITEM 8.	Financial Statements and Supplementary Data	47
	Contents	47
	Independent Auditors' Report	48
	Consolidated Balance Sheets as of December 31, 2001 and 2000	49
	Consolidated Statements of Earnings for the years ended December 31, 2001, 2000 and 1999	50
	Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended December 31, 2001, 2000 and 1999	51
	Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	52
	Notes to Consolidated Financial Statements	54
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	88
PART III
ITEM 10.	Directors and Executive Officers of the Registrant	88
ITEM 11.	Executive Compensation	88
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management	88
ITEM 13.	Certain Relationships and Related Transactions	88
ITEM 14.	Controls and Procedures	88
PART IV
ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	88
SIGNATURES		92
CERTIFICATIONS		93

PART I

ITEM 1. BUSINESS

General

        We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our banking subsidiaries. As of December 31, 2002, those subsidiaries were First National Bank, which we refer to as First National, and Pacific Western National Bank, or Pacific Western. On January 9, 2003, we acquired Bank of Coronado and merged Bank of Coronado into First National. We refer to Pacific Western and First National herein as the "Banks" and when we say "we", "our" or the "Company", we mean the Company on a consolidated basis with the Banks. When we refer to "First Community" or to the holding company, we are referring to the parent company on a stand alone basis. Discussions about the Banks as of and for the year ended December 31, 2002 refer only to Pacific Western and First National, without Bank of Coronado.

        The Banks are full-service community banks offering a broad range of banking products and services including: accepting time and demand deposits, originating commercial loans, real estate and construction loans, Small Business Administration guaranteed loans, or SBA loans, consumer loans, mortgage loans, international loans for trade finance and other business-oriented products. At December 31, 2002, the gross loans of the Banks totaled $1,429.3 million of which approximately 30% consisted of commercial loans, 66% consisted of real estate loans, including construction loans and 4% consisted of consumer and other loans. These percentages include foreign loans primarily to individuals or entities with business in Mexico representing 5% of total loans. Special services and requests beyond the lending limits of the Banks can be arranged through correspondent banks.

        We derive our income primarily from interest received on real estate loans, commercial loans and consumer loans and, to a lesser extent, on fees from the sale of SBA loans originated, interest on investment securities, fees received in connection with deposit services as well as loans and other services offered (including foreign exchange services and SBA loan servicing). Our major operating expenses are the interest paid by the Banks on deposits and borrowings, salaries and general operating expenses. The Banks rely on a foundation of locally generated deposits. We believe the Banks have a relatively low cost of funds due to a high percentage of low cost and noninterest bearing deposits. Our operations, like those of other financial institutions operating in California, are significantly influenced by economic conditions in California, including the strength of the real estate market, and the fiscal and regulatory policies of the federal government and the regulatory authorities that govern financial institutions. See "—Supervision and Regulation."

        We are committed to maintaining premier, relationship-based community banks in Southern California which serve the needs of small to medium-sized businesses and the owners and employees of those businesses. The strategy for serving our target markets is the delivery of a finely-focused set of value-added products and services that satisfy the primary needs of our customers, emphasizing superior service and relationships as opposed to transaction volume.

        As of December 31, 2002, we had assets of approximately $2,115.9 million. As of March 18, 2003, we have two wholly-owned banking subsidiaries, First National with 16 branches across San Diego and Imperial Counties, and Pacific Western with 18 branches located in Los Angeles, Orange, Riverside, and San Bernardino Counties. All branches of our Banks are located in California.

        We operate in one business segment: banking and financial services.

Strategic Evolution and Acquisition Strategy

        The Company was organized on October 22, 1999 as a California corporation for the purpose of becoming a bank holding company and to acquire all the outstanding capital stock of Rancho Santa Fe National Bank, First National's predecessor.

        We have grown rapidly through a series of acquisitions. The following chart summarizes the acquisitions since our inception, which are described in more detail below.

Date	Institution Acquired	Assets
May 2000	Rancho Santa Fe National Bank	$200 million
May 2000	First Community Bank of the Desert	$140 million
January 2001	Professional Bancorp	$261 million
October 2001	First Charter Bank	$127 million
January 2002	Pacific Western National Bank	$259 million
March 2002	W.H.E.C., Inc.	$148 million
August 2002	Upland Bank	$112 million
August 2002	Marathon Bancorp	$111 million
September 2002	First National Bank	$688 million
January 2003	Bank of Coronado	$80 million

        We have financed our acquisitions, in part, with cash raised from the sale of our common stock or from the issuance of trust preferred securities. In January 2002, we raised $23.0 million in a private placement from the sale, via a rights offering, of 1.2 million shares of our common stock. The proceeds of the rights offering were used to help fund the acquisition of Pacific Western National Bank. In July 2002, we raised $89.3 million via the sale of 3.9 million shares of our common stock in a registered public offering, which we refer to as the 2002 offering. The proceeds of the 2002 offering were used to help fund the acquisitions of Upland Bank, Marathon Bancorp and First National Bank. We have issued and have outstanding a total of $38 million in trust preferred securities, of which $8 million was issued in 2000, $20 million was issued in the fourth quarter of 2001 and $10 million of was issued in June 2002. The proceeds from this most recent issuance were used to help fund the First National acquisition. See Note 9 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." As described in more detail below, we have also financed the acquisitions with the exchange of our common stock for the stock of the target company.

  First Community Bank of the Desert Acquisition

        On May 31, 2000, we completed the Company's formation whereby the former Rancho Santa Fe National Bank and First Community Bank of the Desert became our wholly-owned subsidiaries. Shareholders for both banks approved the transaction at their respective shareholder meetings held on May 31, 2000. Under the terms of the merger agreement, each shareholder of First Community Bank of the Desert received 0.30 shares of our common stock for each share of First Community Bank of the Desert common stock. Each Rancho Santa Fe National Bank share was exchanged for one share of our common stock. Upon completion of the merger, our common stock was listed on NASDAQ under the symbol FCBP. The Company accounted for the merger as a "pooling-of-interests."

        The merger created a $340 million bank holding company operating in the California markets of Northern San Diego County and the desert communities of the Coachella Valley and Morongo Basin. Each bank operated under its own name with Rancho Santa Fe National Bank having branches in Rancho Santa Fe, San Diego's Golden Triangle, Escondido and Carlsbad. First Community Bank of the Desert had branches located in Palm Springs, Indian Wells, Cathedral City, Joshua Tree, Yucca Valley and Twenty-nine Palms.

  Professional Bancorp Acquisition

        On January 16, 2001, we acquired Professional Bancorp, Inc., which we refer to as Professional, and its wholly-owned subsidiary, First Professional Bank, N.A., which we refer to as First Professional. Shareholders of Professional had the option to choose either $8.00 in cash or 0.55 shares of our common stock in exchange for each share of Professional common stock. We issued 504,747 shares of our common stock and $8.4 million in cash in exchange for all of the outstanding shares of Professional. The aggregate purchase price for Professional totaled approximately $16.3 million. Following the acquisition, First Professional became a third stand alone subsidiary of the Company, operating 5 branches located in Beverly Hills, Santa Monica, Pasadena, Redlands and Tarzana.

  First Charter Acquisition

        On October 8, 2001, we acquired First Charter Bank, N.A., which we refer to as First Charter. Shareholders of First Charter received 0.008635 of a share of our common stock for each share of First Charter common stock. Approximately 661,609 shares were issued in this acquisition, resulting in a total purchase price of approximately $14.2 million. First Charter was merged into First Professional with First Professional as the surviving entity.

  Pacific Western Acquisition

        On January 31, 2002, we acquired Pacific Western National Bank. References to Pacific Western National Bank refer to the bank acquired on January 31, 2002. The shareholders and option holders of Pacific Western National Bank were paid approximately $36.6 million in cash. Upon completion of the acquisition, Pacific Western National Bank and First Community Bank of the Desert were merged with First Professional. The resulting bank operates under the name Pacific Western National Bank and is headquartered in Santa Monica, California. When we refer to Pacific Western, we are referring to the surviving bank formed through the merger of Pacific Western National Bank, First Community Bank of the Desert and First Professional.

  W.H.E.C., Inc. Acquisition

        On March 7, 2002, we acquired W.H.E.C., Inc., the holding company of Capital Bank of North County, which we refer to as Capital Bank. We issued 1,043,799 shares of our common stock in exchange for all of the outstanding common shares and options of W.H.E.C., Inc. The aggregate purchase price for W.H.E.C., Inc. totaled approximately $24.5 million. At the time of the merger, Capital Bank was merged into Rancho Santa Fe National Bank, with the surviving bank retaining the name Rancho Santa Fe National Bank.

  Upland Bank Acquisition.

        On August 22, 2002, we acquired Upland Bank. We issued 419,059 shares of our common stock and $6.8 million in cash in exchange for all of the outstanding shares and options of Upland Bank. The aggregate purchase price of Upland Bank amounted to approximately $19.5 million. At the time of the merger, Upland Bank was merged into Pacific Western.

  Marathon Bancorp Acquisition.

        On August 23, 2002, we acquired Marathon Bancorp, the holding company of Marathon Bank. We issued 537,770 shares of our common stock and $6.7 million in cash in exchange for all of the outstanding shares and options of Marathon Bancorp. The aggregate purchase price of Marathon Bancorp amounted to approximately $22.8 million. At the time of the merger, Marathon Bank was merged into Pacific Western.

  First National Bank Acquisition.

        On September 10, 2002, we acquired First National Bank. We issued 2,762,540 shares of our common stock, representing approximately 18% of the then outstanding shares of First Community common stock, and $74.5 million in cash in exchange for all of the outstanding preferred shares, common shares, warrants and options of First National Bank. The aggregate purchase price of First National Bank amounted to approximately $155.6 million. At the time of the merger, First National Bank was merged into Rancho Santa Fe National Bank and was renamed First National Bank. References to First National Bank refer to the bank acquired on September 10, 2002. When we refer to First National, we are referring to the surviving bank formed through the merger of First National Bank and Rancho Santa Fe.

  Bank of Coronado Acquisition.

        On January 9, 2003, we acquired Bank of Coronado. We paid approximately $11.6 million in cash for all of the outstanding options and shares of common stock of Bank of Coronado. Upon completion of the acquisition, Bank of Coronado was merged into First National.

Banking Business

        Through the Banks, we provide banking and other financial services throughout Southern California to small- and medium-sized businesses and the owners and employees of those businesses. The Banks are full-service community banks that offer a broad range of banking products and services, including many types of business, personal savings and checking accounts and other commercial and consumer banking services, including foreign exchange services. We derive our income primarily from the interest received on the various loan products, interest on investment securities and to a lesser extent fees from providing deposit services, foreign exchange services and extending credit. The Banks originate several types of loans, including secured and unsecured commercial and consumer loans, commercial real estate mortgage loans, SBA loans and construction loans. We extend credit to customers located primarily in the counties we serve and through certain programs at First National, we also extend credit and make commercial and real estate loans to businesses located in Mexico. The Banks' loans are primarily short-term with adjustable rates and over half of our loan portfolio either matures or reprices within one year. Special services, including international banking services and investment services, or requests beyond the lending limits of the Banks can be arranged through correspondent banks. The Banks have a network of ATMs and offer access to ATM networks through other major banks. The Banks issue ATM and debit cards, and offer MasterCard and Visa credit cards through a correspondent bank.

        The Company, through the Banks, concentrates its lending activities in three principal areas:

          (1)    Real Estate Loans.    Real estate loans are comprised of construction loans, miniperm loans collateralized by first or junior deeds of trust on specific properties and equity lines of credit. The properties collateralizing real estate loans are principally located in our primary market areas of Imperial, Los Angeles, Orange, San Bernardino, Riverside and San Diego counties in California and the contiguous communities. The construction loans are comprised of loans on residential and income producing properties that generally have terms of less than two years and typically bear an interest rate that floats with the Bank's base rate, prime rate or another established index. The miniperm loans finance the purchase and/or ownership of commercial properties, including owner-occupied and income producing properties. Miniperm loans are generally made with an amortization schedule ranging from 15 to 25 years with a lump sum balloon payment due in one to ten years. Equity lines of credit are revolving lines of credit collateralized by junior deeds of trust on real properties. They generally bear a rate of interest that floats with the Bank's base rate or the prime rate and have maturities of five years. From time to time, we purchase participation interests in loans made by other financial institutions. These loans are subject to the same underwriting criteria and approval process as loans made directly by us.

          The Banks' real estate portfolio is subject to certain risks, including (i) a possible downturn in the Southern California economy, such as occurred during the early 1990s, (ii) interest rate increases, (iii) reduction in real estate values in Southern California and (iv) increased competition in pricing and loan structure. We strive to reduce the exposure to such risks by (a) reviewing each loan request and renewal individually, (b) using a dual signature approval system for the approval of each loan request for loans over a certain dollar amount (c) strict adherence to written loan policies, including, among other factors, minimum collateral requirements, maximum loan-to-value ratio requirements and often personal guarantees, (d) secondary appraisals and (e) external independent credit review. We review each loan request on the basis of our ability to recover both principal and interest in view of the inherent risks.

          (2)    Commercial Loans.    Commercial loans are made to finance operations, to provide working capital or for specific purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower's cash flow from operations is generally the primary source of repayment, our policies provide specific guidelines regarding required debt coverage and other important financial ratios. Commercial loans include lines of credit and commercial term loans. Lines of credit are extended to businesses or individuals based on the financial strength and integrity of the borrower and generally (with some exceptions) are collateralized by short-term assets such as accounts receivable, inventory, equipment or real estate and have a maturity of one year or less. Such lines of credit bear an interest rate that floats with Bank's base rate, the prime rate, LIBOR or another established index. Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short-term debt originally used to purchase fixed assets or, in rare cases, to finance the purchase of businesses. Commercial term loans generally have terms from one to five years. They may be collateralized by the asset being acquired or other available assets and bear interest rates which either floats with the Bank's base rate, prime rate, LIBOR or another established index or is fixed for the term of the loan.

          The Banks' portfolio of commercial loans is subject to certain risks, including (i) a possible downturn in the Southern California economy, (ii) interest rate increases; and (iii) the deterioration of a borrower's or guarantor's financial capabilities. We strive to reduce the exposure to such risks through (a) reviewing each loan request and renewal individually (b) a dual signature approval system, (c) strict adherence to written loan policies, (d) external independent credit review and (e) in the case of certain commercial loans to Mexican or foreign entities, third party insurance which limits our exposure to anywhere from 20 to 30 percent of the underlying loan. In addition, loans based on short-term asset values are monitored on a monthly or quarterly basis. In general, the Banks receive and review financial statements of borrowing customers on an ongoing basis during the term of the relationship and respond to any deterioration noted.

          (3)    Consumer Loans.    Consumer loans include personal loans, auto loans, boat loans, home improvement loans, equipment loans, revolving lines of credit and other loans typically made by banks to individual borrowers. The Banks' consumer loan portfolio is subject to certain risks, including (i) amount of credit offered to consumers in the market, (ii) interest rate increases and (iii) consumer bankruptcy laws which allow consumers to discharge certain debts. We strive to reduce the exposure to such risks through the direct approval of all consumer loans by (a) reviewing each loan request and renewal individually (b) using a dual signature system of approval, (c) strict adherence to written credit policies and, (d) external independent credit review.

        As part of our efforts to achieve long-term stable profitability and respond to a changing economic environment in Southern California, we constantly evaluate a variety of options to augment our traditional focus by broadening the services and products we provide. Possible avenues of growth include more branch locations, expanded days and hours of operation and new types of lending. To date, we have not expanded into areas of brokerage, annuity, insurance or similar investment products and services and have concentrated primarily on the core businesses of accepting deposits, making loans and extending credit.

  Business Concentrations

        No individual or single group of related accounts is considered material in relation to our total assets or to the assets or deposits of either of the Banks, or in relation to the overall business of the Banks or the Company. However, approximately 66% of our loan portfolio held for investment at December 31, 2002 consisted of real estate-related loans, including construction loans, miniperm loans, real estate mortgage loans and commercial loans secured by real estate. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Loans." Moreover, our business activities are currently focused primarily in Southern California, with the majority of our business concentrated in Imperial, Los Angeles, Riverside, Orange, San Bernardino and San Diego Counties. Consequently, our results of operations and financial condition are dependent upon the general trends in the Southern California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in Southern California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region. We conduct foreign lending activities through First National, including commercial and real estate lending, consisting predominantly of loans to individuals or entities located in Mexico. All of our foreign loans are denominated in U.S. dollars and most are collateralized by assets located in the United States or guaranteed or insured by businesses located in the United States.

  Competition

        The banking business in California, specifically in the Banks' primary service areas, is highly competitive with respect to both loans and deposits as well as other banking and mortgage banking services. The market is dominated by a relatively small number of major banks with a large number of offices and full-service operations over a wide geographic area. Among the advantages such major banks have in comparison to the Banks are their ability to finance and engage in wide-ranging advertising campaigns and to allocate their investment assets to regions of higher yield and demand. These competitors offer certain services which we do not offer directly. In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than we offer. Other entities, in both the public and private sectors, seeking to raise capital through the issuance and sale of debt or equity securities also compete with us for the acquisition of deposits. To obtain deposits, we also compete with money market funds and other money market instruments which are not subject to interest rate ceilings. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card and other consumer finance services (including on-line banking services and personal finance software). Competition for deposit and loan products remains strong from both banking and non-banking firms and this competition directly affects the rates of those products and the terms on which they are offered to consumers.

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

        Mergers between financial institutions have placed additional pressure on banks within the industry to consolidate their operations, reduce expenses and increase revenues to remain competitive. In addition, competition has intensified due to federal and state interstate banking laws, which permit banking organizations to expand geographically with fewer restrictions than in the past. These laws allow banks to merge with other banks across state lines, thereby enabling banks to establish or expand banking operations in our most significant markets. The competitive environment is also significantly impacted by federal and state legislation which make it easier for non-bank financial institutions to compete with us.

        Economic factors, along with legislative and technological changes, will have an ongoing impact on the competitive environment within the financial services industry. As an active participant in financial markets, we strive to anticipate and adapt to dynamic competitive conditions, but we can make no assurance as to the effectiveness of these efforts on our future business or results of operations or as to our continued ability to anticipate and adapt to changing conditions. In order to compete with other competitors in their primary service areas, we attempt to use, to the fullest extent possible, the flexibility which our independent status permits, including an emphasis on specialized services, local promotional activity and personal contacts. Each of our Banks strives to offer highly personalized banking services. In addition, we intend to continue improving our services and banking products and to cross-market services and banking products provided by one of our Banks but not the other. We believe that through the cross-marketing of products, our Banks can distinguish themselves from other community banks with which they compete based on the range of services provided and products offered. However, we can provide no assurance that we will be able to sufficiently improve our services and/or banking products or successfully compete with competitors in our primary service areas.

  Employees

        As of March 18, 2003, First National had 224 full time equivalent employees, Pacific Western had 229 full time equivalent employees, and First Community had 87 full time equivalent employees in addition to those employed by the Banks.

Certain Business Risks

        A purchase of our common stock involves risk. You should carefully consider, in addition to the other information set forth herein, the following risk factors.

  •
  Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

        Changes in the interest rate environment may reduce our profits. It is expected that we will continue to realize income from the differential or "spread" between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. We cannot assure you that we can minimize our interest rate risk. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume and overall profitability.

  •
  We face strong competition from financial service companies and other companies that offer banking services which could hurt our business.

        We conduct our banking operations exclusively in Southern California. Increased competition in our market may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that we offer in our service area. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including without limitation, savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and range and quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services. We also face competition from out-of-state financial intermediaries that have opened low-end production offices or that solicit deposits in our market areas. If we are unable to attract and retain banking customers, we may be unable to continue our loan growth and level of deposits and our results of operations and financial condition may otherwise be adversely affected.

  •
  Changes in economic conditions, in particular an economic slowdown in Southern California, could hurt our business materially.

        Our business is directly affected by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. A deterioration in economic conditions, whether caused by national concerns or local concerns, in particular an economic slowdown in Southern California, could result in the following consequences, any of which could hurt our business materially:

    •
    loan delinquencies may increase;

    •
    problem assets and foreclosures may increase;

    •
    demand for our products and services may decline;

    •
    low cost or noninterest bearing deposits may decrease; and

    •
    collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers' borrowing power, and reducing the value of assets and collateral associated with our existing loans.

  •
  A downturn in the real estate market could hurt our business.

        A downturn in the real estate market could hurt our business because many of our loans are secured by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished, and we would be more likely to suffer losses on defaulted loans. As of March 18, 2003, approximately 67% of the book value of our loan portfolio consisted of loans secured by various types of real estate. Substantially all of our real property collateral is located in Southern California. If there is a significant decline in real estate values, especially in Southern California, the collateral for our loans will provide less security. Real estate values could be affected by, among other things, an economic slowdown, earthquakes and other natural disasters particular to California.

  •
  We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

        We currently depend heavily on the services of our chairman, John Eggemeyer, our chief executive officer, Matthew Wagner, and a number of other key management personnel. The loss of Mr. Eggemeyer's or Mr. Wagner's services or that of other key personnel could materially and adversely affect our results of operations and financial condition. Our success will also depend in part on our ability to attract and retain additional qualified management personnel. Competition for such personnel is strong in the banking industry and we may not be successful in attracting or retaining the personnel we require.

  •
  We are subject to extensive regulation which could adversely affect our business.

        Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. There are currently proposed various laws, rules and regulations that, if adopted, would impact our operations. There can be no assurance that these proposed laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could make compliance much more difficult or expensive, restrict our ability to originate, broker or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us or otherwise adversely affect our business or prospects.

  •
  We are exposed to transactional, currency and legal risk related to our foreign loans that is in addition to risks we face on loans to U.S.-based borrowers.

        A portion of our loan portfolio is represented by credit we extend and loans we make to businesses located outside the United States, predominantly in Mexico. These loans, which include commercial loans, real estate loans and credit extensions for the financing of international trade, are subject to risks in addition to risks we face with our loans to businesses located in the United States including, but not limited to, currency risk, transaction risk and legal risk. While these loans are dollar denominated, the ability of the borrower to repay may be affected by fluctuations in the borrower's home country currency relative to the U.S. dollar. Additionally, while most of our foreign loans are insured by U.S. based institutions or guaranteed by a U.S.-based entity, our ability to collect in the event of default is subject to a number of conditions, and often a deductible, and we may not be successful in obtaining repayment. Furthermore, foreign laws may further restrict our ability to foreclose on, take a security interest in, or seize collateral located in the foreign country.

  •
  We are exposed to risk of environmental liabilities with respect to properties to which we take title.

        In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

  •
  Our ability to pay dividends is restricted by law and contractual arrangements and depends on capital distributions from the Banks which are subject to regulatory limits.

        Our ability to pay dividends to our shareholders is subject to the restrictions set forth in California law. In addition, our ability to pay dividends to our shareholders is restricted under specified circumstances under indentures and a revolving credit agreement to which we are a party. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters—Dividends" for more information on these restrictions. We cannot assure you that we will meet the criteria specified under California law or under these agreements in the future, in which case we may reduce or stop paying dividends on our common stock.

        The primary source of our income from which we pay dividends is the receipt of dividends from our Banks. The availability of dividends from the Banks is limited by various statutes and regulations. It is possible, depending upon the financial condition of the bank in question, and other factors, that the Board of Governors of the Federal Reserve System, and/or the Office of the Comptroller of the Currency could assert that payment of dividends or other payments is an unsafe or unsound practice. In the event our subsidiaries were unable to pay dividends to us, we in turn would likely have to reduce or stop paying dividends on our common stock. Our failure to pay dividends on our common stock could have a material adverse effect on the market price of our common stock. See "—Supervision and Regulation" for additional information on the regulatory restrictions to which we and our Banks are subject.

  •
  Only a limited trading market exists for First Community common stock which could lead to price volatility.

        Our common stock was designated for quotation on the Nasdaq National Market in June 2000 and trading volumes since that time have been modest. The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market of our common stock. In addition, even if a more active market in our common stock develops, we cannot assure you that such a market will continue or that shareholders will be able to sell their shares.

  •
  Our allowance for loan losses may not be adequate to cover actual losses.

        Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance. Our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our operating results. Our allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. While we believe that our allowance for loan losses is adequate to cover current losses, we cannot assure you that we will not further increase the allowance for loan losses or that regulators will not require us to increase this allowance. Either of these occurrences could materially adversely affect our earnings. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

  •
  Concentrated ownership of our common stock creates a risk of sudden changes in our share price.

        As of March 18, 2003, directors and members of our executive management team owned or controlled approximately 18% of our common stock. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The sale by any of our large shareholders of a significant portion of that shareholder's holdings could have a material adverse effect on the market price of our common stock. In addition, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly.

Financial and Statistical Disclosure

        Certain of our statistical information is presented within "Item 6. Selected Financial Data," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7A. Qualitative and Quantitative Disclosure About Market Risk." This information should be read in conjunction with the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data."

Supervision and Regulation

  General

        The banking and financial services business in which we engage is highly regulated. Such regulation is intended, among other things, to protect depositors insured by the Federal Deposit Insurance Corporation, or FDIC, and the entire banking system. The commercial banking business is also influenced by the monetary and fiscal policies of the federal government and the policies of the Board of Governors of the Federal Reserve System, also known as the FRB. The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affects interest rates charged on loans and paid on deposits. Indirectly such actions may also impact the ability of non-bank financial institutions to compete with the Banks. The nature and impact of any future changes in monetary policies cannot be predicted.

        The laws, regulations and policies affecting financial services businesses are continuously under review by Congress and state legislatures and federal and state regulatory agencies. From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, in the California legislature and by various bank regulatory agencies and other professional agencies. Changes in the laws, regulations or policies that impact us cannot necessarily be predicted, but they may have a material effect on our business and earnings.

  Bank Holding Company Regulation

        As a bank holding company, First Community is registered with and subject to regulation by the FRB under the Bank Holding Company Act of 1956, as amended, or the BHCA. In accordance with FRB policy, First Community is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where it might not otherwise do so. Under the BHCA, we are subject to periodic examination by the FRB. We are also required to file with the FRB periodic reports of our operations and such additional information regarding the Company and its subsidiaries as the FRB may require. Pursuant to the BHCA, we are required to obtain the prior approval of the FRB before we acquire all or substantially all of the assets of any bank or ownership or control of voting shares of any bank if, after giving effect to such acquisition, we would own or control, directly or indirectly, more than 5 percent of such bank.

        Under the BHCA, we may not engage in any business other than managing or controlling banks or furnishing services to its subsidiaries that the FRB deems to be so closely related to banking as "to be a proper incident thereto." We are also prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company unless the company is engaged in banking activities or the FRB determines that the activity is so closely related to banking to be a proper incident to banking. The FRB's approval must be obtained before the shares of any such company can be acquired and, in certain cases, before any approved company can open new offices.

        Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance activities and any other activity that the FRB, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies. As of the date of this filing, we do not operate as a financial holding company.

        The BHCA and regulations of the FRB also impose certain constraints on the redemption or purchase by a bank holding company of its own shares of stock.

        Our earnings and activities are affected by legislation, by regulations and by local legislative and administrative bodies and decisions of courts in the jurisdictions in which we and the Banks conduct business. For example, these include limitations on the ability of the Banks to pay dividends to us and our ability to pay dividends to our shareholders. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries. Various federal and state statutory provisions limit the amount of dividends that subsidiary banks and savings associations can pay to their holding companies without regulatory approval. In addition to these explicit limitations, the federal regulatory agencies have general authority to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

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

        The FRB has cease and desist powers over parent bank holding companies and non-banking subsidiaries where the action of a parent bank holding company or its non-financial institutions represent an unsafe or unsound practice or violation of law. The FRB has the authority to regulate debt obligations, other than commercial paper, issued by bank holding companies by imposing interest ceilings and reserve requirements on such debt obligations.

  Regulation of the Banks

        The Banks are extensively regulated under both federal and state law.

        The Banks are insured by the FDIC, which currently insures deposits of each member bank to a maximum of $100,000 per depositor. For this protection, the Banks, as is the case with all insured banks, pay a semi-annual statutory assessment and are subject to the rules and regulations of the FDIC. First Community is a member of the Federal Reserve System and is subject to primary regulation by the FRB. First National and Pacific Western are national banks and therefore regulated primarily by the Office of the Comptroller of the Currency.

        Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Banks. State and federal statutes and regulations relate to many aspects of the Banks' operations, including standards for safety and soundness, reserves against deposits, interest rates payable on deposits and loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, fair lending requirements, Community Reinvestment Act activities and loans to affiliates. Further, the Banks are required to maintain certain levels of capital. The following are the regulatory capital guidelines and the actual capitalization levels for First National, Pacific Western and the Company as of December 31, 2002:

	Adequately Capitalized	Well Capitalized	First National	Pacific Western	Company Consolidated
	(greater than or equal to)
Tier 1 leverage capital ratio	4.00%	5.00%	8.28%	8.19%	8.63%
Tier 1 risk-based capital ratio	4.00%	6.00%	9.81%	10.21%	10.89%
Total risk-based capital	8.00%	10.00%	11.06%	11.46%	12.14%

  Prompt Corrective Action

        The Federal Deposit Insurance Corporation Improvement Act, or FDICIA, requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. Pursuant to FDICIA, the Office of the Comptroller of the Currency promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified as undercapitalized if its total risk-based capital is less than 8% or its Tier 1 risk-based capital or leverage ratio is less than 4%. An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. Furthermore, if a bank is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the federal bank regulator, and the holding company must guarantee the performance of that plan.

        In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal banking agencies for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties. The enforcement of such actions through injunctions or restraining orders may be based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

  Hazardous Waste Clean-Up

        Since we are not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, our primary exposure to environmental laws is through our lending activities and through properties or businesses we may own or acquire. Based on a general survey of the loan portfolios of the Banks, conversations with local appraisers and the type of lending currently and historically done by the Banks, we are not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on the Company as of March 18, 2003.

  Sarbanes-Oxley Act

        On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act aims to restore the credibility lost as a result of recent high profile corporate scandals by addressing, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. The Nasdaq National Market has proposed additional corporate governance rules that have been presented to the Securities and Exchange Commission for review and approval. The proposed changes are intended to allow shareholders to more easily and effectively monitor the performance of companies and directors.

        Among other provisions, Section 302(a) of the Sarbanes-Oxley Act requires that our Chief Executive Officer and Chief Financial Officer certify that our quarterly and annual reports do not contain any untrue statement of a material fact. Specific requirements of the certifications include (i) having these officers confirm that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; (ii) they have made certain disclosures to our auditors and Audit Committee about our internal controls; (iii) and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

        In response to these requirements, we have established a Disclosure Committee to monitor compliance with new rules. Membership of the Disclosure Committee is comprised of senior management from throughout the organization who we believe collectively provide an extensive understanding of our corporate operations.

        We cannot be certain of the effect, if any, of the foregoing legislation on our business. Future changes in the laws, regulation, or policies that impact us cannot necessarily be predicted and may have a material effect on our business and earnings.

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

  Federal Deposit Insurance

        Because of favorable loss experience and a healthy reserve ratio in the Bank Insurance Fund (BIF) of the FDIC, well-capitalized and well-managed banks, including the Banks, have in recent years paid minimal premiums for FDIC insurance. While we have no expectation of increased premiums, the amount of any future premiums will depend on the BIF loss experience, legislation or regulatory initiatives and other factors, none of which we are in position to predict at this time.

  Basel Committee Guidelines

        The U.S. federal bank regulatory agencies' risk-capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision, or the BIS. The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country's supervisors can use to determine the supervisory policies they apply. In January 2001 the BIS released a proposal to replace the 1988 capital accord with a new capital accord that would set capital requirements for operational risk and refine the existing capital requirements for credit risk and market risk exposures. Operational risk is defined to mean the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from external events. The 1988 capital accord does not include separate capital requirements for operational risk. The events of September 11, 2001 demonstrate the importance for financial institutions of managing operational risks. This BIS proposal outlines several alternatives for capital assessment of operational risks, including two standardized approaches and an "internal measurement approach" tailored to individual institutions' circumstances. The BIS has stated that its objective is to finalize a new capital accord in 2003 and for member countries to implement the new accord in 2006. The ultimate timing for the new accord and the specifics of capital assessments for addressing operational risk are uncertain. However, we expect that a new capital accord addressing operational risk will eventually be adopted by the BIS and implemented by the U.S. federal bank regulatory agencies. We cannot determine whether new capital requirements that may arise out of a new BIS capital accord will increase or decrease minimum capital requirements applicable to the Company and its Banks.

Available Information

        We maintain an Internet website at www.firstcommunitybancorp.com, and a website for each of our Banks at www.banksandiego.com and www.pacificwesternbank.com. At www.firstcommunitybancorp.com and via the "Investor Relations" link at each of the Banks' websites, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, as soon as reasonably practicable after such forms are electronically filed with the SEC. Copies of the Company's filings with the SEC may also be obtained directly from the SEC's website at www.sec.gov. These documents may also be obtained free of charge from us by directing a request to: First Community Bancorp c/o Pacific Western Bank, 275 North Brea Boulevard, Brea, CA 92821. Attention: Investor Relations. Telephone 714-671-6800.

Forward Looking Information

        This Annual Report on Form 10-K includes forward-looking information, which is subject to the "safe harbor" created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When we use or incorporate by reference in this Annual Report the words "anticipate," "estimate," "expect," "project," "intend," "commit," "believe" and similar expressions, we intend to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed. Such risks and uncertainties include, but are not limited to, the following factors:

  •
  Increases in competitive pressure among financial institutions or in the banking industry generally.

  •
  Changes in the interest rate environment and volatility of rate sensitive loans and deposits.

  •
  A decline in the health of the economy nationally or regionally which could reduce the demand for loans, reduce the value of real estate collateral securing our loans or reduce the ability of borrowers to repay loans.

  •
  Credit quality deterioration which could cause an increase in the provision for loan losses.

  •
  Dividend restrictions.

  •
  Regulatory discretion.

  •
  The effects of the September 11, 2001 terrorist attacks and their aftermath, including the continuing war on terrorism or other events of war.

  •
  Changes in the securities markets.

  •
  Asset/liability repricing risks and liquidity risks.

  •
  The cost savings expected from recent or future mergers may not be fully realized or realized during the expected time frame.

        We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. For additional information concerning risks and uncertainties related to us and our operations please refer to Item 1 through Item 7A of this Annual Report.

ITEM 2. PROPERTIES

        As of March 18, 2003, we had a total of 46 properties consisting of 34 branch offices, one annex office, three operations centers and eight other properties of which four are subleased. We own four locations and the remaining properties are leased.

        Pacific Western operates through 18 branches and its principal office is located at 120 Wilshire Blvd., Santa Monica, California 90401. First National operates through 16 branches and its principal office is located at 401 West "A" Street, San Diego, California 92101.

        For additional information regarding properties of the Company and of the Banks, see "Item 8. Financial Statements and Supplementary Data."

ITEM 3. LEGAL PROCEEDINGS

        From time to time, we are party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates the Company's and/or the Banks' exposure to the cases individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable.

        We believe that there are no material litigation matters at the current time. However, litigation is inherently uncertain and no assurance can be given that any current or future litigation will not result in any loss which might be material to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to the shareholders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Marketplace Designation and Sales Price Information

        On June 1, 2000, our common stock was designated for quotation on the Nasdaq National Market® and trades under the symbol "FCBP." The following table summarizes the high and low trade prices for each quarterly period ended since January 1, 2001 for our common stock, as traded on and reported by the Nasdaq National Market:

	Approximate Sales Prices
	High	Low
Quarter Ended
2001:
First quarter	$21.00	$14.81
Second quarter	$20.63	$17.44
Third quarter	$22.95	$18.75
Fourth quarter	$21.90	$18.42
2002:
First quarter	$26.30	$19.25
Second quarter	$28.96	$23.21
Third quarter	$31.50	$23.74
Fourth quarter	$34.00	$28.02

        As of March 18, 2003, the closing price of our common stock on Nasdaq was $28.69 per share. As of that date, we believe, based on the records of our transfer agent, that there were approximately 1,450 record holders of our common stock.

Dividends

        Our ability to pay dividends to our shareholders is subject to the restrictions set forth in the California General Corporation Law, or the CGCL. The CGCL provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The CGCL further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions: (i) the corporation's assets equal at least 1 1/4 times its liabilities and (ii) the corporation's current assets equal at least its current liabilities or, alternatively, if the average of the corporation's earnings before taxes on income and interest expense for the two preceding fiscal years was less than the average of the corporation's interest expense for such fiscal years, the corporation's current assets equal at least 1 1/4 times its current liabilities. Our ability to pay dividends is also subject to certain other limitations. See "Item 1. Business—Supervision and Regulation."

        Our primary source of income is the receipt of dividends from the Banks. The availability of dividends from the Banks is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank in question, and other factors, that the FRB and/or the Office of the Comptroller of the Currency could assert that payment of dividends or other payments is an unsafe or unsound practice. In addition, our ability to pay dividends is limited by a Revolving Credit Agreement, dated as of June 26, 2000, and as amended, between the Company and The Northern Trust Company which provides that we may not declare or pay any dividend, other than dividends payable in the Company's common stock or in the ordinary course of business exceeding 50% of net earnings per fiscal quarter of the Company before goodwill or intangibles amortization and any restructuring charges incurred in connection with any merger, consolidation or other restructuring contemplated by transactions similar to a merger. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity" and Note 19 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

        Our ability to pay dividends is also limited by certain covenants contained in the indentures governing trust preferred securities that we have issued, and the debentures underlying the trust preferred securities. The indentures provide that if an Event of Default (as defined in the indentures) has occurred and is continuing, or if we are in default with respect to any obligations under our guarantee agreement which covers payments of the obligations on the trust preferred securities, or if we give notice of any intention to defer payments of interest on the debentures underlying the trust preferred securities, then we may not, among other restrictions, declare or pay any dividends (other than a dividend payable by the Banks to the Company) with respect to our common stock. See Note 9 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

        Holders of our common stock are entitled to receive dividends declared by our Board of Directors out of funds legally available under the laws of the State of California, subject to the rights of holders of any preferred stock of the Company that may be issued in the future. Since January 1, 2001 we have declared the following quarterly dividends:

Record Date	Pay Date	Amount per Share
February 15, 2001	February 28, 2001	$0.09
May 15, 2001	May 31, 2001	$0.09
August 15, 2001	August 31, 2001	$0.09
November 15, 2001	November 30, 2001	$0.09
March 5, 2002	March 15, 2002	$0.09
May 15, 2002	May 31, 2002	$0.15
August 15, 2002	August 30, 2002	$0.15
November 15, 2002	November 29, 2002	$0.15
February 14, 2003	February 28, 2003	$0.15

        We believe that the Company will be able to continue paying quarterly dividends however we can provide no assurance that we will continue to declare dividends on a quarterly basis or otherwise.

        Information concerning securities authorized for issuance under equity compensation plans appears in "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth our statistical information for each of the years in the five-year period ended December 31, 2002. This data should be read in conjunction with our audited consolidated financial statements as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002 and related notes included elsewhere herein. See "Item 8. Financial Statements and Supplementary Data."

	At or for the Years Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data and percentages)
Results of Operations:
Interest income	$83,903	$43,114	$28,831	$23,405	$20,258
Interest expense	14,089	11,251	7,924	5,688	5,390

NET INTEREST INCOME	69,814	31,863	20,907	17,717	14,868
Provision for loan losses	—	639	520	518	941

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	69,814	31,224	20,387	17,199	13,927
Noninterest income	12,617	5,177	2,454	2,304	2,692
Noninterest expense	54,302	25,915	18,134	12,073	10,897

EARNINGS BEFORE INCOME TAXES	28,129	10,486	4,707	7,430	5,722
Income taxes	11,217	4,376	2,803	3,166	2,140

NET EARNINGS	$16,912	$6,110	$1,904	$4,264	$3,582

Share Data:
Earnings per common share:
Basic	$1.64	$1.30	$0.49	$1.10	$0.93
Diluted	1.58	1.23	0.47	1.05	0.88
Dividends declared per share	0.54	0.36	0.36	0.30	0.24
Book value per share	$20.68	$10.48	$6.99	$6.67	$5.92
Shares outstanding at the end of the year	15,297	5,277	3,971	3,878	3,854
Average shares outstanding	10,302	4,696	3,908	3,863	3,836
Average diluted shares outstanding	10,692	4,958	4,090	4,077	4,083
Ending Balance Sheet Data:
Assets	$2,115,877	$770,217	$358,287	$304,362	$277,613
Time deposits in financial institutions	1,041	190	495	7,502	5,440
Securities	325,858	128,593	46,313	50,363	38,380
Loans, net of deferred fees	1,424,396	501,740	250,552	206,102	170,980
Allowance for loan losses	24,294	11,209	3,930	4,025	3,785
Deposits	1,738,621	677,167	316,938	274,232	251,421
Borrowed funds	1,223	1,102	1,689	1,657	470
Trust preferred securities	38,000	28,000	8,000	—	—
Common shareholders' equity	316,292	55,297	27,772	25,855	22,833
Selected Financial Ratios:
Dividend payout ratio	34.2%	29.3%	76.6%	28.6%	27.3%
Shareholders' equity to assets at period end	14.95	7.18	7.75	8.49	8.22
Return on average assets	1.14	0.92	0.56	1.44	1.48
Return on average equity	9.66	16.33	7.01	17.46	16.87
Average equity/average assets	11.79	5.61	7.99	8.27	8.77
Net interest margin	5.41	5.33	6.81	6.60	6.79

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our banking subsidiaries. As of December 31, 2002, those subsidiaries were First National Bank, which we refer to as First National, and Pacific Western National Bank, or Pacific Western. On January 9, 2003, the Company acquired Bank of Coronado and merged Bank of Coronado into First National. We refer to Pacific Western and First National herein as the "Banks." Discussions about the Banks as of and for the year ended December 31, 2002 refer only to Pacific Western and First National, without Bank of Coronado.

        We have completed ten acquisitions since May 2000. This includes the transaction whereby the former Rancho Santa Fe National Bank and First Community Bank of the Desert became wholly-owned subsidiaries of the Company in a pooling-of-interests. Accordingly, all of our financial statements for the periods prior to these acquisitions have been restated as if they had occurred at the beginning of the earliest period presented. The other seven acquisitions completed before December 31, 2002, including Professional Bancorp and First Charter Bank during 2001 and Pacific Western National Bank, W.H.E.C., Inc., Upland Bank, Marathon Bancorp and First National Bank during 2002, were each accounted for using the purchase method of accounting. Accordingly, these acquisitions have been included in the consolidated financial statements from their respective dates of acquisition. Our acquisition of Bank of Coronado was completed January 9, 2003 and accordingly is not reflected in the consolidated financial statements contained herein. Please see "Item 1. Business—Strategic Evolution and Acquisition Strategy" for more information about these acquisitions.

        At December 31, 2002, we had total assets of $2,115.9 million, total loans of $1,424.4 million, total deposits of $1,738.6 million and shareholders' equity of $316.3 million. These amounts compare to $770.2 million in assets, $501.7 million in loans, $677.2 million in deposits and $55.3 million in shareholders' equity at December 31, 2001.

        Please refer to our disclosure entitled "Forward Looking Information" in Part I, Item 1 of this Annual Report.

Critical Accounting Policies

        The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable; however, actual results may differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and on our results of operations for the reporting periods.

        Our significant accounting policies and practices are described in Note 1 to the consolidated financial statements. The accounting policies that involve significant estimates and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, are considered critical accounting policies. We have identified our policy for allowance for loan losses, fair value of financial instruments, and goodwill and other intangible assets as critical accounting policies which are summarized as follows:

Allowance for Loan Losses

        We maintain an allowance for loan losses at an amount which we believe is sufficient to provide adequate protection against losses in the loan portfolio. Our periodic evaluation of the adequacy of the allowance is based on such factors as our past loan loss experience, known and inherent risks in the portfolio, adverse situations that have occurred but are not yet known that may affect the borrowers' ability to repay, the estimated value of underlying collateral, and economic conditions. As we utilize information currently available to evaluate the allowance for loan losses, the allowance for loan losses is subjective and may be adjusted in the future depending on changes in economic conditions or other factors.

        During the time we hold collateral, we are subject to credit risks, including risks of borrower defaults, bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods). Although we have established an allowance for loan losses that we consider adequate, there can be no assurance that the established allowance for loan losses will be sufficient to offset losses on loans in the future.

Fair Value of Financial Instruments

        We estimate the fair value of our financial instruments for purposes of our accounting and preparation of our financial statements. We make assessments of fair value with respect to numerous items, including cash and due from banks and Federal Funds sold, interest-bearing deposits in financial institutions, investment securities, loans, deposits, borrowings, trust preferred securities and commitments to extend credit and standby letters of credit.

        Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of our financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of December 31, 2002 and 2001, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different. Please see Note 11 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for more information regarding our financial instruments and the calculation of fair value.

Goodwill and Other Intangible Assets

        As a result of our acquisition activity, goodwill increased to $168.6 million, or 8.0% of total assets, as of December 31, 2002 from $9.8 million, or 1.3% of total assets, as of December 31, 2001 and our core deposit intangible increased to $19.5 million from zero over the same time periods. While the core deposit intangible will be amortized over its estimated useful life of 10 years, the amortization of goodwill was discontinued for periods after December 31, 2002 in accordance with recent generally accepted accounting principles in the United States of America. Instead, goodwill, a long-lived asset, is required to be evaluated for impairment at least annually.

        The process of evaluating goodwill for impairment requires us to make several assumptions and estimates. We begin the valuation process by identifying the reporting units related to the goodwill. We identified one reporting unit, banking operations, in relation to our goodwill asset. The goodwill for our one reporting unit was evaluated as of January 1, 2002 and June 30, 2002 for impairment. We have selected June 30th as our interim impairment analysis date to evaluate the carrying value of goodwill for future periods. If our impairment analysis indicates that the fair value of our reporting unit is less than the carrying amount of our reporting unit, then we will have to writedown the amount of goodwill we carry on our balance sheet through a charge to our operations.

        Our impairment analysis estimated the value of our reporting unit using three methods, an income approach which is a discounted cash flow model, a market comparison approach and a market transaction approach. Each of these valuation methods include several assumptions, including forecasts of future earnings of our reporting unit, discount rates, market trends and market multiples of companies engaged in similar lines of business. If any of the assumptions used in the valuation of our goodwill change over time, the estimated value assigned to our goodwill could differ significantly, including a decrease in the value of goodwill which would result in a charge to our operations.

        The calculation and subsequent amortization of a core deposit intangible also requires several assumptions including, among other things, the estimated cost to service deposits acquired, discount rates, estimated deposit attrition rates of the acquired deposits and its estimated useful life. Again, if the value of the core deposit intangible is determined to be less than the carrying value in future periods, this would result in a writedown of the core deposit intangible through a charge to our operations.

Results of Operations

  Earnings Performance.

        We analyze our performance based on net income determined in accordance with accounting principles generally accepted in the United States, as well as on an operating income basis, which represents net income before merger-related costs and goodwill and core deposit intangible amortization, net of applicable taxes, which we refer to as "operating income." Operating income and related discussions are presented as supplementary information in this analysis to highlight trends in our core financial results, excluding the non-recurring effects of business acquisitions and restructuring activities as well as recurring non-cash amortization charges arising from purchase acquisitions. Operating income should not be considered a substitute for net income and earnings per share determined in accordance with accounting principles generally accepted in the United States. Merger and restructuring-related items excluded from net income to derive operating income may be significant and may not be comparable to other companies. The following table reconciles net income to operating income and summarizes per share data and key financial ratios using both net income and operating income.

	For the years ended December 31,
	2002	2001	2000
	(Dollars in thousands, except share data)
Operating income:
Net income	$16,912	$6,110	$1,904
Merger and restructuring-related costs	—	—	3,561
Goodwill amortization	—	207	—
Core deposit intangible amortization	1,269	—	—
Tax benefits	(533)	—	(763)

Operating income	$17,648	$6,317	$4,702

Profitability measures based on net income:
Basic net income per share	$1.64	$1.30	$0.49
Diluted net income per share	$1.58	$1.23	$0.47
Return on average assets	1.14%	0.92%	0.56%
Return on average equity	9.66%	16.33%	7.01%
Dividend payout ratio	34.2%	29.3%	76.6%
Profitability measures based on operating income:
Basic net income per share	$1.71	$1.35	$1.20
Diluted net income per share	$1.65	$1.27	$1.15
Return on average assets	1.19%	0.95%	1.38%
Return on average equity	10.1%	16.9%	17.3%
Dividend payout ratio	32.7%	28.3%	31.3%

        Net income for 2002 increased 177% to $16.9 million, or $1.58 per diluted share, compared to net income of $6.1 million, or $1.23 per diluted share in 2001. Our diluted earnings per share increased 28%. Based on net income our return on average assets was 1.14% and our return on average equity was 9.66%. During 2001 our net income resulted in a return on average assets of 0.92% and a return on average equity of 16.33%.

        The 177% increase in net income during 2002 as compared to 2001 was due mainly to our acquisition activity, a shift in our earning asset mix to loans, net gains on the sale of assets (primarily securities available for sale) and operating efficiencies. Net interest income increased 119% to $69.8 million for 2002 compared to 2001; average interest earning assets increased 116% to $1,289.9 million for 2002 as compared to 2001. The increases in loans and deposits contributed to the 83% increase in income generated from service charges and fees on deposit accounts as well as other commissions and fee income. In order to focus our efforts and resources on our primary business—accumulating low-cost deposits and making quality commercial and real estate loans, 2002 net income includes some one-time gains and losses as we exited non-core activities and consolidated the operations of the acquired institutions. We recognized (i) a gain on the sale of our merchant card processing of $934,000; (ii) a gain on the sale of securities of $1.6 million to consolidate and reposition the combined securities portfolio; and (iii) a loss of $703,000 on the sale of the majority of our indirect auto loan portfolio. These nonrecurring items total $1.1 million, net of taxes. Net interest income plus noninterest income, excluding these nonrecurring items, for 2002 increased 118% compared to 2001 while operating expenses increased 106%. Increases in operating expenses were required to service and support our growth.

        Our operating income for 2002 increased 179% to $17.6 million, or $1.65 per diluted share, compared to $6.3 million, or $1.27 per diluted share for 2001. Based on 2002 operating income, our return on average assets was 1.19% and our return on average equity was 10.1%. During 2001 our operating income resulted in a return on average assets of 0.95% and a return on average equity of 16.9%.

        Net income for 2001 totaled $6.1 million, or $1.23 per diluted share, compared to net income for 2000 of $1.9 million, or $0.47 per diluted share. Results for 2000 include non-recurring merger-related costs of $3.6 million ($2.8 million, net of taxes) related to the Rancho Santa Fe National Bank and First Community Bank of the Desert merger.

        Operating income for 2001 increased $1.6 million to $6.3 million, or $1.27 per diluted share, compared to $4.7 million, or $1.15 per diluted share for 2000. Diluted operating earnings per share increased 10%. The 34.4% increase in operating earnings during 2001 compared to 2000 was also the result of significant asset growth due to acquisition activity. Net interest income increased 52.4% to $31.9 million for 2001 compared to 2000 due mainly to a 95% increase in average earning assets for 2001 compared to 2000, offset partially by a compression in our net interest margin to 5.33% from 6.81%. The increase in loans and deposits contributed to the 137% increases in fees and service charges related to loan and deposit activity. Net interest income plus noninterest income for 2001 increased 58.6% compared to 2000 while operating expenses increased 76.4%. Increases in operating expenses were required to service and support our growth as well as our anticipated growth accomplished during 2002.

  Net Interest Income.

        Net interest income, which constitutes one of our principal sources of income represents the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Net interest income is affected by changes in both interest rates and the volume of average interest-earning assets and interest-bearing liabilities. The following table presents, for the periods indicated, the distribution of average assets, liabilities and shareholders' equity, as well as interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities.

Analysis of Average Rates and Balances

	For the Years Ended December 31,
	2002			2001			2000
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans, net of fees and costs(1)(2)	$1,023,699	$74,617	7.29%	$395,337	$33,052	8.36%	$228,638	$23,980	10.49%
Investment securities(2)	202,290	8,300	4.10%	107,277	6,335	5.91%	47,620	2,957	6.21%
Federal funds sold	61,439	931	1.52%	95,260	3,713	3.90%	26,602	1,637	6.15%
Other earning assets	2,435	55	2.26%	286	14	4.90%	4,227	257	6.08%

Total interest earning assets	1,289,863	83,903	6.50%	598,160	43,114	7.21%	307,087	28,831	9.39%
Noninterest earning assets	195,394			68,433			32,931

Total assets	$1,485,257			$666,593			$340,018

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Checking	109,231	282	0.26%	57,325	485	0.85%	40,040	535	1.34%
Money Market	389,626	4,586	1.18%	175,147	4,386	2.50%	89,435	3,670	4.10%
Savings	51,708	319	0.62%	30,158	431	1.43%	12,406	202	1.63%
Time certificates of deposit	229,992	6,276	2.73%	98,787	4,558	4.61%	59,088	3,144	5.32%

Total deposits	780,557	11,463	1.47%	361,417	9,860	2.73%	200,969	7,551	3.76%
Other interest-bearing liabilities	38,458	2,626	6.83%	17,297	1,391	8.04%	4,278	373	8.72%

Total interest-bearing liabilities	819,015	14,089	1.72%	378,714	11,251	2.97%	205,247	7,924	3.86%

Non interest-bearing liabilities
Demand deposits	466,689			239,394			104,518
Other liabilities	24,416			11,059			3,082

Total liabilities	1,310,120			629,167			312,847
Shareholders' equity	175,137			37,426			27,171

Total liabilities and shareholders' equity	$1,485,257			$666,593			$340,018

Net interest income		$69,814			$31,863			$20,907

Net interest spread			4.78%			4.24%			5.53%
Net interest margin			5.41%			5.33%			6.81%

(1)
Includes nonaccrual loans and loan fees.

(2)
Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

        Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change," as well as changes in the yields earned on interest-earning assets and rates paid on deposits and other borrowed funds, referred to as a "rate change." The change in interest income/expense attributable to volume reflects the change in volume multiplied by the prior year's rate and the change in interest income/expense attributable to rate reflects the change in rates multiplied by the prior year's volume. The changes in interest income and expense which are not attributable specifically to either volume or rate are allocated between the two categories. The following table presents, for the years indicated, changes in interest income and expense and the amount of change attributable to changes in volume and rates.

Analysis of Volume and Interest Rates

	2002 Compared to 2001			2001 Compared to 2000
		Increase (Decrease) Due to			Increase (Decrease) Due to
	Total Increase (Decrease)			Total Increase (Decrease)
		Volume	Rate		Volume	Rate
	(Dollars in thousands)
Loans, net of fees and costs	$41,565	$46,303	$(4,738)	$9,072	$14,709	$(5,637)
Investment securities	1,965	4,337	(2,372)	3,378	3,530	(152)
Federal funds sold	(2,782)	(1,022)	(1,760)	2,076	2,869	(793)
Other earning assets	41	52	(11)	(243)	(201)	(42)

Total interest income	40,789	49,670	(8,881)	14,283	20,907	(6,624)

Interest checking	(203)	266	(469)	(50)	185	(235)
Money Market	200	3,383	(3,183)	716	2,542	(1,826)
Savings	(112)	211	(323)	229	257	(28)
Time certificates of deposit	1,718	4,162	(2,444)	1,414	1,878	(464)
Other interest bearing liabilities	1,235	1,473	(238)	1,018	1,049	(31)

Total interest expense	2,838	9,495	(6,657)	3,327	5,911	(2,584)

Net interest income	$37,951	$40,175	$(2,224)	$10,956	$14,996	$(4,040)

        Net interest income increased 119%, or $38.0 million, to $69.8 million for 2002 from $31.9 million for 2001 due to a 116% increase in average interest-earning assets resulting from our acquisition activity notwithstanding a decline in interest rates. Our net interest margin increased to 5.41% for 2002 compared to 5.33% for 2001 due primarily to the change in our earning asset mix, offset partially by a decline in rates.

        Interest income increased 94.6%, or $40.8 million, to $83.9 million for 2002 from $43.1 million for 2001. In addition to the increase in interest-earning assets during 2002, we have successfully shifted earning assets from investments and Federal funds sold to loans, which typically yield a higher return, and replaced higher cost deposits with low cost deposits. Average loans as a percentage of average earning assets increased to 79.4% for 2002 compared to 66.1% for 2001. Further, we increased our average loan to deposit ratio to 82.1% for 2002 compared to 65.8% for 2001. Despite shifting the composition of our earning assets, the yield on interest-earning assets decreased 71 basis points due primarily to the general decline in interest rates, led by the Federal Reserve Board's several rate reductions totaling 450 basis points during 2001 and 50 basis points in late 2002. The yields for loans in 2002 declined to 7.29% from 8.36% for 2001. In December 2002, we sold $48.3 million in indirect auto loans which we expect will lower our overall loan yield in the near term with current interest rates.

        Interest expense increased 25.2%, or $2.8 million, to $14.1 million for 2002 from $11.3 million for 2001. This increase is due to a 116% increase in our interest-bearing liabilities, offset partially by a 125 basis point drop in the cost of these funds. The cost of interest-bearing liabilities decreased to 1.72% from 2.97% as a result of deposits generally repricing in the lower interest rate environment and our ability to maintain a high percentage of noninterest-bearing deposits. This reduction in cost was offset partially by the addition of higher cost interest-bearing liabilities such as the trust preferred securities. We increased trust preferred securities by $20.0 million in the fourth quarter of 2001 and another $10.0 million in June 2002 with interest rates that float at 3-month or 6-month LIBOR plus 3.55% to 3.75%. Interest expense related to our trust preferred securities totaled $2.5 million for 2002 and $962,000 for 2001. A large percentage of our funding sources are demand deposits, 37.4% of average total deposits for 2002, which in a declining interest rate environment tends to compress our net interest margin as we do not have the ability to reprice these deposits downward. We were able to effectively reprice interest-bearing deposits to help reduce of the effect of the decline in rates as the average cost of interest-bearing deposits declined 126 basis points to 1.47% for 2002 as compared to 2.73% for 2001. Our overall cost of average deposits declined to 0.92% for 2002 from 1.64% for 2001.

        Net interest income for 2001 totaled $31.9 million compared to $20.9 million for 2000, an increase of 52.4%, or $11.0 million. The increase was due primarily to a 95%, or $291.1 million increase in average interest-earning assets in 2001 compared to 2000 offset partially by a decline in market interest rates. The decrease was attributable to a decreased interest rate environment in 2001 over 2000 due to decreases in interest rates led by the Federal Reserve Bank during 2001. Our net interest margin dropped to 5.33% for 2001 from 6.81% for 2000.

        Interest income increased 50%, or $14.3 million, to $43.1 million for 2001 compared to $28.8 million for 2000. The increase was due to the increase in interest-earning assets during 2002, offset partially by a decrease in the overall yield. The yield on interest-earning assets declined 218 basis points to 7.21% in 2001 as compared to 9.39% for 2000. The decrease in yield was attributed to a general decline in market interest rates in 2001 as compared to 2000 as well as a change in the mix of interest-earning assets. The yields for loans in 2001 declined to 8.36% from 10.49% for 2000. Although average loans increased 73% to $395.3 million in 2001 from $228.6 million during 2000, loans as a percentage of interest-earning assets declined to 66% for 2001 as compared to 74% in 2000. Average investments, including Federal funds sold totaled $303.6 million and represented 50.8% of average interest-earning assets in 2001 compared to $74.2 million, or 24.2% of average interest-earning assets, in 2000. The change in volume and mix of interest-earning assets was due mostly to the Professional Bancorp and First Charter acquisitions.

        Interest expense increased 42.0% to $11.3 million for 2001 from $7.9 million for 2000. This increase is due to an 84.5% increase in average interest-bearing liabilities to $378.7 million in 2001 from $205.2 million in 2000, offset partially by an 89 basis point drop in the cost of these funds. The cost of interest-bearing liabilities decreased to 2.97% from 3.86% as a result of deposits generally repricing in the lower interest rate environment and our ability to increase the percentage of noninterest-bearing deposits, offset partially by the addition of higher cost interest-bearing liabilities such as the trust preferred securities. We increased the percentage of noninterest-bearing deposits to total deposits to 39.9% for 2001 from 34.2% for 2000 contributing to a decrease in the overall cost of average deposits to 1.64% for 2001 from 2.47% for 2000. We increased trust preferred securities $20.0 million in the fourth quarter of 2001 as previously described.

  Provision for Loan Losses.

        The amount of the provision for loan losses in each year is a charge against earnings in that year. The amount of provision is based upon management's evaluation of the loan portfolio, past loan loss experience, general economic conditions and other pertinent factors.

        We did not charge a provision for loan losses during 2002 compared to $639,000 for the 2001. No provision was considered necessary during 2002 based on the allowance for loan losses acquired during the year as well as the credit quality indicators in the loan portfolio during 2002. The allowance for loan losses was $24.3 million at December 31, 2002 and represented 1.71% of loans, net of deferred fees and costs and 237.8% of nonaccrual loans as of that date. At December 31, 2001, the allowance for loan losses totaled $11.2 million, or 2.23% of loans, net of deferred fees and costs, and 239.9% of nonaccrual loans. The higher ratio at the end of 2001 in the allowance for loan losses as a percentage of total loans was appropriate as we continued to work through the loan portfolios acquired through First Charter and Professional. Net loans charged off in 2002 decreased by $4.7 million to $1.6 million compared to $6.3 million in net loans charged off for the year ended December 31, 2001. The 2001 net charge-offs included $4.8 million of Professional loans charged-off during the first quarter of 2001 associated with the Professional acquisition.

        The Company provided $520,000 for loan losses for the year ended December 31, 2000.

  Noninterest Income.

        The following table sets forth the details of noninterest income for the years indicated. The columns entitled "Increase (Decrease)" set forth the year-over-year changes between 2002 and 2001 and 2001 and 2000.

	For the years ended December 31,
	2002	Increase (Decrease)	2001	Increase (Decrease)	2000
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$6,080	$3,520	$2,560	$1,375	$1,185
Other commissions and fees	2,150	783	1,367	892	475
Merchant discount fees, net	421	94	327	220	107
Gain on sale of loans	388	(56)	444	130	314
Increase in cash surrender value of life insurance	755	498	257	257	—
Other	984	762	222	(162)	384

Total noninterest income, before other items	10,778	5,601	5,177	2,712	2,465
Gain on sale of merchant card processing	934	934	—	—	—
Loss on sale of indirect loan portfolio	(703)	(703)	—	—	—
Gain (loss) on sale of securities	1,608	1,608	—	11	(11)

Total noninterest income	$12,617	$7,440	$5,177	$2,723	$2,454

        Total noninterest income, before other items increased $5.6 million to $10.8 million for 2002 from $5.2 million for 2001. The increase in noninterest income, before other items is due primarily to the increase in the service charges and fees related to both loan and deposit activity as we increased our loans and deposit base through the completion of several acquisitions since the end of the third quarter of 2001. In addition, other commissions and fees in 2002 includes foreign exchange fee income totaling $296,000 generated subsequent to the First National Bank acquisition. We increased our investment in bank-owned life insurance during 2002, through our acquisitions as well as a $10 million investment in December 2002. The appreciation in the cash surrender value of life insurance income increased $498,000 to $755,000 for 2002 as compared to 2001. The $762,000 increase in other income is primarily due to OREO gains recognized during the year of $272,000, loan referral fees of $161,000 and data processing servicing fees of $116,000. Data processing fee income is related to third party data and item processing services provided by InfoServ, the in-house data processing division of First National Bank. InfoServ was sold September 30, 2002, therefore this type of income, and any related expenses, will not continue in future periods.

        Although we sold our merchant card processing in May 2002 and recognized a gain on the sale of $934,000, we have an increase of $94,000 in net merchant discount fee income in 2002 compared to 2001. This increase is due to our acquisition activity as well as our continuance to recognize income and expense related to this activity until the purchaser of the merchant card processing converted all of the Banks' customers onto their system. Because of the sale, we expect merchant discount fee income to decrease in future periods.

        We sold the majority of our indirect auto loan portfolio with aggregate principal loan balances of $48.3 million at a discount and recorded a loss on sale of $703,000. We retained less than 10% of the loans in the portfolio and engaged a third party to service those remaining loans. We expect this loss to be offset in future periods by a reduction in loan charge-offs and the elimination of the cost to service this portfolio in-house.

        We recognized a gain on sale of securities as we sold smaller odd-lot securities and other securities which met certain interest rate characteristics to generally reposition the securities portfolio to shorter duration vehicles. This exercise was completed during the fourth quarter after the majority of our announced acquisitions had been completed and the portfolios could be evaluated on a combined basis. In the recently falling or low interest rate environment, we experienced numerous bond calls and accelerated prepayment speeds on mortgage-backed securities, both of which resulted in additional proceeds requiring reinvestment. Electing to sell certain securities and recognize the gains shifted earnings on these securities to the current period from future periods. In repositioning the portfolio, we expect yields on securities to decline in the near term from the reinvestment, but expect these investments to have a positive impact on our interest rate risk profile. Current modeling of our interest rate risk indicates we will have minimal change in our net interest margin in an up or down 100 basis point movement in interest rates, without any action by management. Our goal was to shorten the duration in our investment portfolio while not increasing the risk that the duration of our securities will extend significantly in a rising rate environment which would negatively impact the value of our securities. We believe our securities portfolio is in a position to participate in additional returns in an eventual rise in interest rates while minimizing the affects of prepayment speeds in the current down interest rate environment.

        Noninterest income increased $2.7 million, or 111%, to $5.2 million for the year ended December 31, 2001 compared with $2.5 million in 2000. The increase in noninterest income is due primarily to the $2.3 million, or 137%, increase in service charges on deposits and other commissions and fees as we increased our loans and deposit base primarily through the 2001 acquisitions of Professional and First Charter. Merchant card processing fees, net increased $220,000 to $327,000 for 2001 due to the First Charter acquisition as this was a business focus of First Charter. The increase in gain on sale of loans in 2001 compared to 2000 related to sales of the guaranteed portion of SBA loans. This activity tends to increase in a declining interest rate environment as experienced in 2001. We recorded $257,000 in relation to the increase in the cash surrender value of bank-owned life insurance policies during 2001 which related to our initial $10.0 million investment in July 2001.

  Noninterest Expense.

        The following tables set forth the details of noninterest expense for the years indicated. The columns entitled "Increase (Decrease)" set forth the year-over-year changes between 2002 and 2001 and 2001 and 2000.

	For the years ended December 31,
	2002	Increase (Decrease)	2001	Increase (Decrease)	2000
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$26,740	$13,810	$12,930	$6,217	$6,713
Occupancy	6,441	3,148	3,293	1,730	1,563
Furniture and equipment	2,964	1,726	1,238	297	941
Data processing	3,707	1,967	1,740	780	960
Other professional services	2,862	1,540	1,322	253	1,069
Business development	1,044	379	665	65	600
Communications	2,197	1,266	931	381	550
Stationery and supplies	808	542	266	(38)	304
Insurance and assessments	1,153	327	826	545	281
Cost of real estate owned	514	467	47	(309)	356
Other	4,603	2,153	2,450	1,214	1,236

Total operating expenses	53,033	27,325	25,708	11,135	14,573
Merger costs	—	—	—	(3,561)	3,561
Goodwill amortization	—	(207)	207	207	—
Core deposit intangible amortization	1,269	1,269	—	—	—

Total noninterest expense	$54,302	$28,387	$25,915	$7,781	$18,134

Efficiency ratio	65.9%		71.2%		79.4%
Efficiency ratio before amortization of intangibles and merger-related costs	64.3%		70.6%		63.8%
Operating expenses as a percentage of average assets	3.57%		3.86%		4.29%

        Total noninterest expense increased 110% to $54.3 million for 2002 from $25.9 million for 2001. The $28.4 million increase is due mainly to the completion of five acquisitions since the end of the third quarter of 2001 with $13.8 million of the increase relating to salary and employee benefit costs, $3.1 million relating to occupancy and $2.0 million relating to data processing. The increase in expenses was necessary to support our services and growth as well as the resources to support our operations of new acquisitions prior to system conversions and branch consolidations.

        The 2002 noninterest expense includes core deposit intangible amortization expense of $1.3 million. The core deposit intangible relates to the deposits acquired from the acquisitions of Pacific Western National Bank, W.H.E.C., Inc., Upland Bank, Marathon Bancorp and First National Bank and the amortization expense relates to the periods since each acquisition. Therefore, the annual amortization charge will increase and we estimate the amortization expense for these acquisitions will range between $2.0 million and $2.3 million for 2003. The 2001 noninterest expense includes $207,000 of goodwill amortization; current generally accepted accounting principles discontinued the amortization of goodwill after December 31, 2002 and instead goodwill will be evaluated for impairment at least annually. We performed the initial impairment tests of goodwill during 2002 and concluded there was no impairment. See "—Critical Accounting Policies" for a discussion on certain estimates associated with evaluating goodwill for impairment and assumptions related to determining a core deposit intangible and the related amortization.

        Operating expenses increased 106% to $53.0 million for 2002 from $25.7 million for 2001. The ratio of operating expenses to average assets was 3.57% for 2002 compared to 3.86% for 2001 and our operating efficiency ratio declined to 64.3% for 2002 from 70.6% for 2001. This decline is due to cost efficiencies achieved through expense consolidation. The most significant cost savings occur after we convert an acquired institution to our same operating platform and branch consolidations. We completed five bank system conversions and two application conversions during 2002, including three conversions during the fourth quarter, to reflect our current structure with two banking subsidiaries. These conversions create operating efficiencies which minimize the increase in several expense categories, such as data processing and salaries expense. We expect to consolidate four branches by May 2003 which will create additional cost efficiencies as we increase the average deposit and loan base of our remaining branch locations.

        Total noninterest expenses increased $7.8 million or 42.9%, to $25.9 million for 2001 compared with $18.1 million in 2000. The increase in almost each noninterest expense category is due primarily to the acquisitions of Professional and First Charter offset by nonrecurring merger costs in 2000 of $3.6 million. The most significant increase relates to salary and benefit costs of $6.2 million due to the increased staff levels necessary to accommodate the increased level of business and to manage a larger company including three banking subsidiaries. Other real estate owned decreased $309,000 as 2000 included a write-down of other real estate owned. Other noninterest expenses increased $1.2 million, or 98.2%, to $2.5 million in 2001 compared with $1.2 million in 2000. The increase in "other" expenses is attributable to increases in expenses associated with the growth in loans and deposits such as loan expense and customer service expenses, including courier costs and customer analysis expense.

        Operating expenses as a percentage of average assets declined to 3.86% for 2001 from 4.29% for 2001 indicating a lower expense base relative to the our average asset size. However, the efficiency ratio, before amortization of intangibles and merger related costs was 70.6% for 2001 compared to 63.8% for 2000. The increase in the efficiency ratio is attributed mainly to the compression of the net interest margin in 2001 compared to 2000 due to the lower interest rate environment experienced during 2001.

  Income Taxes.

        The provision for income taxes was $11.2 million, $4.4 million, and $2.8 million for the years ended December 31, 2002, 2001 and 2000. Effective tax rates were 39.9%, 41.7%, and 59.5% for the years ended December 31, 2002, 2001 and 2000, respectively. The effective tax rate in 2000 is higher than the subsequent years due mainly to the nondeductability of certain merger-related costs.

Financial Condition

  Loans.

        The following table presents the balance of each major category of loans at the dates indicated:

	2002		2001		2000		1999		1998
	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
	(Dollars in thousands)
Loan Category:
Domestic:
Commercial	$382,584	27%	$245,748	49%	$118,827	47%	$94,657	46%	$86,946	51%
Real estate—construction	354,296	25	84,241	17	47,989	19	38,464	19	31,492	18
Real estate—mortgage	578,556	40	160,521	32	79,458	32	67,235	32	48,060	28
Consumer	35,393	3	11,580	2	4,911	2	6,293	3	5,121	3
Foreign:
Commercial	59,995	4	—	—	—	—	—	—	—	—
Other	18,504	1	—	—	—	—	—	—	—	—

Total gross loans	1,429,328	100%	502,090	100%	251,185	100%	206,649	100%	171,619	100%
Less allowance for loan losses	(24,294)		(11,209)		(3,930)		(4,025)		(3,785)
Less deferred loan fees	(4,932)		(350)		(633)		(547)		(639)

Total net loans	$1,400,102		$490,531		$246,622		$202,077		$167,195

        Net loans increased 185% to $1,400.1 million as of December 31, 2002 from $490.5 million as of December 31, 2001. The increase represents a $927.2 million increase in gross loans, offset partially by an increase in the allowance for loan losses of $13.1 million and deferred loan fees of $4.6 million. The 2002 acquisitions represent $848.4 million of the increase in gross loans, net of deferred fees and the remaining increase, $74.2 million, is attributed to organic growth. The 2002 internal growth rate represents a 14.8% increase in loans, net of deferred loan fees compared to the end of 2001. We acquired foreign loans through the First National acquisition and continue to originate foreign commercial and foreign real estate loans as part of our ongoing service. Our foreign loans are primarily to individuals and entities located in Mexico. All of our foreign loans are denominated in U.S. dollars and the majority are collateralized by assets located in the United States or guaranteed or insured by businesses located in the United States.

        Our net loans increased $243.9 million, or 98.9%, to $490.5 million as of December 31, 2001 from $246.6 million as of December 31, 2000. The increase represents a $250.9 million increase in gross loans, offset partially by an increase in the allowance for loan losses of $7.3 million. The Professional and First Charter acquisitions represent $173.5 million of the increase in gross loans and the remaining increase, $77.7 million, is attributed to organic growth. The 2001 internal growth rate represents a 31.0% increase in loans, net of deferred loan fees compared to the end of 2000. Loans have increased consistently over the past five years. In 2000, net loans increased $44.5 million, or 22.0%, compared with 1999. The following table presents our interest rate sensitivity analysis at the date indicated with respect to certain individual categories of loans and provides separate analyses with respect to fixed interest rate loans and floating interest rate loans:

Certain Loans Repricing or Maturing
As of December 31, 2002

	Repricing or Maturing In
	1 year or less	Over 1 to 5 years	Over 5 years	Total
	(Dollars in thousands)
Loan Category:
Domestic:
Commercial	$358,445	$22,500	$1,639	$382,584
Real estate—construction	350,162	4,134	—	354,296
Foreign	57,902	15,893	4,704	78,499

Total	$766,509	$42,527	$6,343	$815,379

	Fixed Rate	Floating Rate	Total
	(Dollars in thousands)
Domestic:
Commercial	$42,291	$340,293	$382,584
Real estate—construction	47,754	306,542	354,296
Foreign	18,603	59,896	78,499

Total	$108,648	$706,731	$815,379

  Nonperforming Assets.

        The following table sets forth certain information with respect to our nonaccrual loans and accruing loans for which payments of principal and interest were contractually past due 90 days or more as well as other nonperforming assets:

Nonperforming Loans

	December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Nonaccrual loans	$10,216	$4,672	$2,271	$1,845	$559
Loans past due 90 days or more and still accruing	—	—	—	75	243

Nonperforming loans	10,216	4,672	2,271	1,920	802
Other real estate owned	3,117	3,075	1,031	1,315	104

Total nonperforming assets	$13,333	$7,747	$3,302	$3,235	$906

Nonperforming loans to loans, net of deferred fees and costs	0.72%	0.93%	0.91%	0.93%	0.47%
Nonperforming assets to loans and other real estate owned	0.93	1.53	1.31	1.56	0.53

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

        A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan agreement. If the measurement of impairment for the loan is less than the recorded investment in the loan, a valuation allowance is established with a corresponding charge to operations to increase the allowance for loan losses.

        Additional interest income of $640,000, $596,000, and $413,000 would have been recorded for the years ended December 31, 2002, 2001 and 2000 if nonaccrual loans had been performing in accordance with their original terms. Interest income of $273,000, $110,000 and $60,000 was recorded on loans subsequently transferred to a nonaccrual status for the years ended December 31, 2002, 2001 and 2000. On December 31, 2002, we had $10.2 million of loans on nonaccrual status, compared to $4.7 million and $2.3 million on December 31, 2001 and 2000. As of December 31, 2002, 2001 and 2000, there were no loans past due over 90 days and still accruing interest. The increase in nonaccrual loans is primarily a function of the growth in the loan portfolio as the percentage of nonaccrual loans to loans has declined or remained relatively flat over the past four years. As described above, the growth in our loan portfolio is substantially due to our acquisition activity, although we have also experienced organic growth in each of the periods presented.

        Allowance for Loan Losses.    The following table presents the changes in our allowance for loan losses as of the dates indicated:

Analysis of Allowance for Loan Losses

	For the Year Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Balance at beginning of year	$11,209	$3,930	$4,025	$3,785	$3,382
Loans charged off:
Domestic:
Commercial	(2,764)	(6,839)	(591)	(480)	(664)
Real estate—construction	—	—	—	—	—
Real estate—mortgage	(537)	(140)	—	(60)	—
Consumer	(1,488)	(490)	(18)	(52)	(32)
Small Business Administration, unguaranteed portion held for investment	—	(52)	(99)	—	—
Foreign	—	—	—	—	—

Total loans charged off	(4,789)	(7,521)	(708)	(592)	(696)
Recoveries on loans charged off:
Domestic:
Commercial	2,036	1,168	88	277	150
Real estate—construction	—	—	—	—
Real estate—mortgage	737	6	—	—	—
Consumer	418	29	5	37	8
Small Business Administration, unguaranteed portion held for investment	—	—	—	—	—
Foreign	6	—	—	—	—

Total recoveries on loans charged off	3,197	1,203	93	314	158

Net loans charged off	(1,592)	(6,318)	(615)	(278)	(538)
Provision for loan losses	—	639	520	518	941
Additions due to acquisitions	14,677	12,958	—	—	—

Balance at end of year	$24,294	$11,209	$3,930	$4,025	$3,785

Ratios:
Allowance for loan losses as a percentage of total loans at year end	1.71%	2.23%	1.56%	1.95%	2.21%
Net loans charged off as a percentage of average loans	0.16%	1.60%	0.26%	0.15%	0.33%

        The allowance for loan losses at December 31, 2002 was $24.3 million, or 1.71% of loans, net of deferred fees and costs, an increase from $11.2 million, or 2.23% of loans, net of deferred fees and costs at the end of 2001. The increase in the allowance for loan losses is due primarily to the 2002 acquisitions, offset partially by net charge-offs of $1.6 million. The decrease in the percentage of allowance for loan losses to loans, net of deferred fees and costs is due to a reduction in troubled loans that we acquired from the First Professional and First Charter loan portfolios. We have successfully settled, worked-out of or otherwise resolved a substantial amount of those troubled loans. Following the several acquisitions made during 2002, our loan portfolio increased substantially, as well as the dollar amount of troubled loans, however these troubled loans represent a smaller percentage of our overall loan portfolio. Based on our experience, we believe that the allowance for loan losses of $24.3 million at December 31, 2002 is adequate to cover known and inherent risks in the loan portfolio. See "—Critical Accounting Policies."

        The following table allocates the allowance for loan losses based on our judgment of potential losses in the respective areas. While we have allocated reserves to various portfolio segments for purposes of this table, the allowance for loan losses is general and is available for the portfolio in its entirety:

Allocation of Allowance for Loan Losses

	Commercial	Real Estate	Consumer	Small Business Administration	Foreign	Total
	(Dollars in thousands)
At December 31,
2002
Allowance for loan losses	$11,225	$10,788	$652	$1,131	$498	$24,294
% of loans in each category to total loans	24%	65%	3%	3%	5%	100%
2001
Allowance for loan losses	$7,182	$3,604	$170	$253	—	$11,209
% of loans in each category to total loans	45%	49%	2%	4%	—	100%
2000
Allowance for loan losses	$1,563	$2,006	$84	$277	—	$3,930
% of loans in each category to total loans	40%	51%	2%	7%	—	100%
1999
Allowance for loan losses	$1,622	$1,430	$356	$617	—	$4,025
% of loans in each category to total loans	42%	51%	3%	4%	—	100%
1998
Allowance for loan losses	$1,894	$757	$379	$755	—	$3,785
% of loans in each category to total loans	46%	44%	3%	7%	—	100%

  Investment Portfolio.

        Our investment activities are designed to assist in maximizing income consistent with quality and liquidity requirements, to supply collateral to secure public funds, to provide a means for balancing market and credit risks and to provide consistent income and market value throughout changing economic times.

        Our portfolio consists of U.S. Treasury and U.S. Government agency obligations, mortgage-backed securities, obligations of states and political subdivisions, and Federal Reserve Bank and Federal Home Loan Bank stock. Our investment portfolio contains no investments in any one issuer in excess of 10%

of our total equity. We excluded securities of the U.S. Treasury and U.S. government agencies from this calculation.

        The following table presents the composition of our investment portfolio at the dates indicated:

Investment Portfolio

	At December 31,
	2002	2001	2000
	(Dollars in thousands)
U.S. Treasury and government agency securities	$190,499	$11,920	$34,300
States and political subdivisions	18,289	2,896	347
Mortgage backed and other securities	110,079	111,640	10,753

Subtotal	318,867	126,456	45,400
Federal Reserve Bank Stock	5,308	1,358	593
Federal Home Loan Bank Stock	1,683	779	320

Total investments	$325,858	$128,593	$46,313

        For the investment portfolio as of December 31, 2002, the following table presents a summary of yields and maturities:

Analysis of Investment Yields and Maturities
December 31, 2002

	One Year or Less		One Year Through Five Years		Five Years Through Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury and government agency securities	$67,890	2.39%	$86,249	3.57%	$83	2.47%	$36,277	2.26%	$190,499	2.90%
States and political subdivisions	4,147	7.64%	5,372	5.16%	7,034	5.39%	1,736	5.62%	18,289	5.86%
Mortgage backed and other securities	6,121	3.33%	7,458	6.77%	26,395	5.84%	70,105	5.22%	110,079	5.36%

Total investments(1)	$78,158	2.75%	$99,079	3.90%	$33,512	5.74%	$108,118	4.23%	$318,867	3.92%

(1)
Yields on securities have not been adjusted to a fully tax-equivalent basis because the impact is not material.

        Deposits.    The following table presents a summary of our average deposits as of the dates indicated and average rate paid:

Analysis of Average Deposits

	For the years ended December 31,
	2002		2001		2000
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non-interest bearing	$466,689	—	$239,394	—	$104,518	—
Interest checking	109,231	0.26%	57,325	0.85%	40,040	1.34%
Money market	389,626	1.18%	175,147	2.50%	89,435	4.10%
Savings	51,708	0.62%	30,158	1.43%	12,406	1.63%
Time	229,992	2.73%	98,787	4.61%	59,088	5.32%

Total deposits	$1,247,246	0.92%	$600,811	1.64%	$305,487	2.47%

        Average deposits for the period through December 31, 2002 increased 108% to $1,247.2 million for 2002 compared to $600.8 million in 2001. The $646.4 million increase in average deposits is due primarily to the five acquisitions since the end of the third quarter of 2001. Average deposits for the period through December 31, 2000 totaled $305.5 million and the 2001 growth is attributed mainly to the Professional acquisition, and to a lesser extent the First Charter acquisition.

        For time deposits of $100,000 or more, the following table presents a summary of maturities for the time periods indicated:

Maturity of Time Deposits of $100,000 or More

	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
	(Dollars in thousands)
December 31, 2002	$91,218	$40,373	$30,514	$23,607	$185,712

Borrowings.

        We and our Banks have various lines of credit available. We also borrow funds from time to time on a short term or overnight basis from the Federal Home Loan Bank or other financial institutions.

        Federal Funds Arrangements with Commercial Banks.    As of December 31, 2002, 2001 and 2000, we had unsecured lines of credit in the amount of $42.0 million, $23.0 million and $14.0 million from correspondent banks. These lines are renewable annually. As of December 31, 2002, 2001 and 2000, there were no balances outstanding and the average balances outstanding were $153,000, $11,000 and $462,000 for 2002, 2001 and 2000. The highest balance at any month-end was $0, $0 and $10.4 million in 2002, 2001 and 2000. The average rate paid was 2.04%, 1.70% and 5.90% during 2002, 2001 and 2000.

        Borrowing arrangements at the Federal Reserve Discount Window.    As of December 31, 2001 and 2000, we had a Fed discount limit of approximately $4.0 million and $4.7 million, none of which was outstanding as of December 31, 2001 and 2000 and none of which was used in either of these years. We did not use this line in 2002 and closed it during 2002.

        Federal Home Loan Bank Lines of Credit.    As of December 31, 2002, 2001 and 2000, we had a Federal Home Loan Bank limit of approximately $64.1 million, $9.9 million and $15.6 million, none of which was outstanding as of December 31, 2002, 2001 and 2000. The average balances outstanding were $2.0 million in 2002 and $0 in both 2001 and 2000. The average rate paid was 3.99% in 2002 and 0.00% in 2001 and 2000. The highest balance at any month-end during 2002 was $10.0 million and $0 in 2001 and 2000. The availability of the lines of credit, as well as adjustments in deposit programs, provide for liquidity in the event that the level of our deposits should fall abnormally low. These sources provide that funding may be withdrawn depending upon our financial strength. We used our Federal Home Loan Bank lines of credit in 2002 for short term liquidity to manage normal monthly fluctuations in our deposit base.

        Treasury, Tax and Loan Note.    We participate in the Treasury, Tax and Loan Note program which we refer to as the Note program. We have a limit of $1.7 million at the Federal Reserve Bank. Treasury, Tax and Loan balances fluctuate based on the amounts deposited by customers and the amounts called for payment by the Federal Reserve Bank. As of December 31, 2002, 2001 and 2000, the balance outstanding under the Note program was $1.2 million, $431,000 and $1.7 million. The average balances under the Note program were $827,000 in 2002, $719,000 in 2001 and $800,000 in 2000. The highest balance at any month-end was $1.5 million in 2002, $1.4 million in 2001 and $1.7 million in 2000. The average rate paid was 1.37%, 3.78% and 5.30% in 2002, 2001 and 2000.

        Revolving Line of Credit.    In May 2000, we executed a Revolving Credit Agreement with The Northern Trust Company for $5.0 million. All of the shares of common stock of First National and Pacific Western have been pledged as collateral against the note payable. We have executed four amendments to the Revolving Credit Agreement. The first of the amendments occurred in January 2001 and the last occurred in February 2003. These amendments resulted in the credit line being increased to $12.5 million along with modifications to certain covenants to reflect our larger size. The loan agreement contains covenants that impose certain restrictions on our activities and financial condition. Such covenants include minimum net worth ratios, maximum debt ratios, a minimum return on average assets, and minimum and maximum credit quality ratios. As of December 31, 2002, we, and where applicable, the Banks were in compliance with each of such covenants. The highest balance at any month-end during 2002, 2001 and 2000 was $6.0 million, $7.7 million and $2.5 million. The average outstanding amount during 2002, 2001 and 2000 was $863,000, $5.4 million and $305,000. The loan bears interest at the prime rate less 75 basis points. As of December 31, 2002, 2001 and 2000, the interest rates were 3.50%, 4.00% and 8.75%. We pay a fee of 25 basis points on the unused amount. At December 31, 2002, 2001 and 2000, there were no amounts outstanding under this line of credit.

Trust Preferred Securities.

        In September 2000, we issued $8.0 million of trust preferred securities bearing a fixed interest rate of 10.60% and maturing in thirty years. In November 2001, we issued $10.0 million of trust preferred securities bearing a variable interest rate, which is reset semi-annually, at the 6-Month LIBOR plus 3.75%, provided the rate will not exceed 11% through December 2006, and maturing in thirty years. The current interest rate is 5.17% and the next interest rate reset date is June 8, 2003. In December 2001, we issued another $10.0 million of trust preferred securities bearing a variable interest rate, which is reset quarterly, at the 3-Month LIBOR plus 3.60%, provided the rate will not exceed 12.50% through December 2006, and maturing in thirty years. The current interest rate is 4.88% and the next interest rate reset date is June 18, 2003. In June 2002, we issued another $10.0 million of trust preferred securities bearing a variable interest rate, which is reset quarterly, at the 3-Month LIBOR plus 3.55%, provided the rate will not exceed 11.95% through June 2007, and maturing in thirty years. The current interest rate is 4.95% and the next interest rate reset date is March 26, 2003. These securities are considered tier 1 capital for regulatory purposes.

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

        The following table presents regulatory capital requirements and our regulatory capital ratios:

	Regulatory Requirements		Actual
	Adequately Capitalized	Well Capitalized	The Company
As of December 31, 2002:
Tier 1 leverage capital ratio	4.00%	5.00%	8.63%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.89%
Total risk-based capital	8.00%	10.00%	12.14%

        As of December 31, 2002, we exceeded each of the capital requirements of the Federal Reserve Board and were deemed to be "well capitalized." In addition, each of our banks exceeded the capital requirements of its primary federal banking regulator and was deemed to be "well capitalized."

Liquidity.

        Liquidity management requires an ability to meet financial commitments when contractually due and to respond to other demands for funds. We have an Asset/Liability Management (ALM) Committee responsible for managing balance sheet and off-balance sheet commitments to meet the needs of customers while achieving our financial objectives. Our ALM Committee meets regularly to review funding capacities, current and forecasted loan demand and investment opportunities.

        On a consolidated basis, liquid assets (cash, Federal funds sold, interest bearing deposits in financial institutions and investment securities available-for-sale) as a percent of total deposits were 25.2% as of December 31, 2002.

        As an additional source of liquidity, the Banks maintain lines of credit of $42.0 million with correspondent banks for purchase of overnight funds. These lines are subject to availability of funds. The Banks also have a combined credit line with the Federal Home Loan Bank which would allow the Banks to borrow up to approximately $64.1 million. Historically, the Banks have infrequently used these borrowing capabilities.

        The primary sources of liquidity for the Company, on a stand-alone basis, include the receipt of dividends from the Banks, our ability to raise capital and a $12.5 million revolving line of credit. See "—Borrowings." The ability of the Company to obtain funds for the payment of dividends to our shareholders and for other cash requirements is largely dependent upon the Banks' earnings. The availability of dividends from the Banks is limited by various statutes and regulations of state and federal law. Dividends paid by national banks such as First National and Pacific Western, are regulated by the Office of the Comptroller of the Currency under its general supervisory authority as it relates to a bank's capital requirements. A national bank may declare a dividend without the approval of the Office of the Comptroller of the Currency as long as the total dividends declared in a calendar year do not exceed the total of net profits for that year combined with the retained profits for the preceding two years. See "Item 5. Market For Registrant's Common Equity and Related Stockholders Matters—Dividends." During 2002, First Community received dividends of $9.5 million from the Banks. See Note 21 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Recent Accounting Pronouncements

        See Note 1 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for information on current accounting pronouncements and their impact on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our market risk arises primarily from credit risk and interest rate risk inherent in our lending and deposit taking activities. To manage our credit risk, we rely on our adherence to strong underwriting standards and loan policies as well as our allowance for loan losses. To manage our exposure to changes in interest rates, we perform asset and liability management activities which are governed by guidelines pre-established by our ALM Committee and approved by our Board of Directors. Our ALM Committee monitors our compliance with our asset/liability policies. These policies focus on providing sufficient levels of net interest income while considering acceptable levels of interest rate exposure as well as liquidity and capital constraints.

        Our primary objective in relation to managing interest risk is to maximize earnings as well as earnings stability while minimizing the sensitivity of net interest income and exposure to economic losses due to fluctuations in interest rates. We measure our interest rate risk position on a quarterly basis using three methods: (i) net interest income simulation analysis; (ii) market value of equity modeling and (iii) a traditional gap analysis. These analyses are reviewed by the ALM Committee quarterly. If hypothetical changes to interest rates cause changes to our simulated net present value of market equity and/or net interest income outside our pre-established limits, the Board may direct management to adjust our asset and liability mix to bring our interest rate risk exposure within our established limits.

        We use various asset/liability strategies to manage the interest rate risk inherent in our assets and liabilities and to manage the interest rate fluctuations within our acceptable levels of risk-taking. Interest rate risk management requires hedging strategies, including the management of terms and pricing of our loan and deposit products as well as securities investment decisions to reduce mismatches in interest rate repricing opportunities of portfolio assets and their funding sources. When appropriate, we may use instruments such as interest rate floors, caps and swaps to hedge our interest rate position and we have a Board-approved hedging policy statement which governs the use of these instruments. As of December 31, 2002, we had not used any interest rate swap or other such financial derivative to alter our interest rate risk profile. In addition, we do not have any market risk sensitive instruments entered into for trading purposes.

        Net interest income simulation.    We used a simulation model to measure the changes in net interest income that would result from immediate and sustained changes in interest rates as of December 31, 2002. This analysis calculates the difference between net interest income forecasted using an increasing and declining interest rate scenario and net interest income forecasted using a base market interest rate derived from the current treasury yield curve. The income simulation model includes various assumptions regarding the repricing relationship for each our assets and liabilities. Many of our assets are floating rate loans, which are assumed to reprice immediately, and to the same extent as the change in market rates according to their contracted index. Some loans and investment vehicles include the opportunity of prepayment (imbedded options) and the simulation model uses national indexes to estimate these prepayments and reinvest these proceeds at current simulated yields. Our non-term deposit products reprice more slowly, usually changing less than the change in market rates and at our discretion.

        Further, the simulation analysis assumes the balance sheet grows modestly, but that its structure will remain similar to the structure at year-end. It does not account for all factors that impact this analysis, including changes by management to mitigate the impact of interest rate changes or the impact a change in interest rates may have on our credit risk profile, loan prepayment estimates and spread relationships which can change regularly. Interest rate changes create changes in actual loan prepayment rates which will differ from the market estimates we used in this analysis. Management's assumptions are validated quarterly.

        The following table presents forecasted net interest income and net interest margin using a base market rate and the estimate change to the base scenario given an immediate and sustained upward and downward movement in interest rates of 100 and 200 basis points. These results are based on a given set of rate changes and assumptions. Changes that vary significantly from our assumptions may have significant effects on our net interest income.

Sensitivity for Net Interest Income
(Dollars in thousands)

Interest Rate Scenario	Adjusted Net Interest Income	Percentage Change from Base	Net Interest Margin Percent	Net Interest Margin change from Base
Down 200 basis points	$72,584	(11.8)%	4.06%	(0.54)%
Down 100 basis points	$80,916	(1.7)%	4.53%	(0.08)%
BASE	$82,321		4.61%
Up 100 basis points	$82,028	(0.4)%	4.59%	(0.02)%
Up 200 basis points	$81,018	(1.6)%	4.53%	(0.07)%

        Our simulation results as of December 31, 2002 indicate our interest rate risk position was relatively neutral as the simulated impact of an immediate downward movement in interest rates of 100 basis points or an upward movement in interest rates of 100 or 200 basis points results in less than a 2.0 percent change in net interest income over the subsequent 12 month period. We tend to discount the simulated results of a down 200 basis rate shock as not realistic as we are currently in an extremely low interest rate environment. The simulation results indicate that a 100 basis point downward shift in interest rates would result in an 8 basis point decline in our net interest margin, assuming all other variables remained unchanged. Conversely, a 100 basis point increase in interest rates would cause a 2 basis point decline in our net interest margin. As of December 31, 2002, our net interest income exposure was within our current Board-approved guidelines.

        As of December 31, 2001, our net interest income simulation indicated that an immediate and sustained 200 basis point shift in market interest rates upward and downward would cause our net interest income to change by 11.1% to (18.7)%. These results are not necessarily based on the same set of assumptions used to perform our 2002 model.

        Market value of equity.    We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as the market value of equity, using a simulation model. This simulation model assesses the changes in the market value of our interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease in market interest rates of 100 and 200 basis points. This analysis assigns significant value to our noninterest-bearing deposit balances.

        The calculation of the effects on the market value of equity caused by hypothetical interest changes are based on numerous assumptions, including relative levels of market interest rates, asset prepayments and deposit decay. If market conditions vary significantly from our underlying assumptions, the actual results may also differ significantly from the projections set forth. Further, the computations do not contemplate any action we may undertake in response to changes in interest rates, which could cause actual results to vary from the analysis presented. Therefore, the results of this sensitivity analysis should not be relied upon as an indication of actual future results.

        The following table shows our projected change in the market value of equity for the set of rate shocks presented as of December 31, 2002.

Market Value of Portfolio Equity
(Dollars in thousands)

Interest Rate Scenario	Market Value	Percentage Change from Base	Percentage of Total Assets	Percentage of Portfolio Equity Book Value
Down 200 basis points	$324,107	0.5%	15.32%	102.5%
Down 100 basis points	$321,646	(0.2)%	15.20%	101.7%
BASE	$322,385		15.24%	101.9%
Up 100 basis points	$321,509	(0.3)%	15.20%	101.6%
Up 200 basis points	$318,951	(1.1)%	15.07%	100.8%

        The results of our market value of equity model indicate that an immediate and sustained 100 or 200 basis point decrease or increase in interest rates would affect the market value of portfolio equity by less than 150 basis points. At December 31, 2002, our market value of equity exposure was within the current Board-approved guidelines.

        As of December 31, 2001, our market value of equity model indicated that an immediate and sustained 200 basis point shift upward and downward in interest rates would cause our market value of equity to change by 9.1% to (17.1)%. These results are not necessarily based on the same set of assumptions used to perform our 2002 model.

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

Interest Rate Sensitivity
December 31, 2002
Amounts Maturing or Repricing In

	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	NonSensitive(1)	Total
	(Dollars in thousands)
ASSETS
Cash and due from banks	$851	$190	$—	$—	$97,666	$98,707
Federal funds sold	26,700	—	—	—	—	26,700
Investment securities	121,662	54,084	108,650	41,462	—	325,858
Loans and leases	691,755	232,530	341,235	158,876	—	1,424,396
Other assets	—	—	—	—	240,216	240,216

Total assets	$840,968	$286,804	$449,885	$200,338	$337,882	$2,115,877

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing demand deposits	$—	$—	$—	$—	$657,443	$657,443
Interest-bearing demand, money market and savings	767,875	—	—	—	—	767,875
Time certificates of deposit	149,435	133,378	30,469	21	—	313,303
Short term debt	1,223	—	—	—	—	1,223
Long term debt	20,000	10,000	—	8,000	—	38,000
Minority Interest	—	—	—	—	—	—
Other liabilities	—	—	—	—	21,741	21,741
Shareholders' equity	—	—	—	—	316,292	316,292

Total liabilities and shareholders' equity	$938,533	$143,378	$30,469	$8,021	$995,476	$2,115,877

Period gap	$(97,565)	$143,426	$419,416	$192,317	$(657,594)
Cumulative interest earning assets	840,968	1,127,772	1,577,657	$1,777,995
Cumulative interest earning liabilities	938,533	1,081,911	1,112,380	1,120,401
Cumulative Gap	(97,565)	45,861	465,277	657,594
Cumulative interest earning assets to cumulative interest bearing liabilities	89.6%	104.2%	141.8%	158.7%
Cumulative gap as a percent of:
Total assets	(4.6)%	2.2%	22.0%	31.1%
Interest earning assets	(5.5)%	2.6%	26.2%	37.0%

(1)
Assets or liabilities which are not interest rate-sensitive

Note: All amounts are reported at their contractual maturity or repricing periods. This analysis makes certain assumptions as to interest rate sensitivity of savings and NOW accounts which have no stated maturity and have had very little price fluctuation in the past three years. Money market accounts are repriced at management's discretion and generally are more rate sensitive.

        The foregoing table indicates that we had a positive one year cumulative gap of $45.9 million, or 2.2% of total assets, at December 31, 2002. This indicates that at December 31, 2002, we had $45.9 million more in interest rate sensitive assets than interest rate sensitive liabilities that would reprice to the then current rate if there was a change in interest rates over the next year (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). The ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year at December 31, 2002 is 104%. This one year gap position indicates that interest income is likely to be affected to a greater extent than interest expense for any changes in interest rates within one year from December 31, 2002. If rates were to fall during this period, interest income would decline by a greater amount than interest expense and net income would decrease. Conversely, if rates were to rise, the opposite would apply.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

The Board of Directors
First Community Bancorp:

        We have audited the accompanying consolidated balance sheets of First Community Bancorp and subsidiaries (the "Company") as of December 31, 2002 and 2001 and the related consolidated statements of earnings, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Bancorp and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," as required for goodwill and intangible assets in 2002.

                      /s/  KPMG LLP

San Diego, California
March 14, 2003

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets at December 31, 2002 and 2001

	2002	2001
	(Dollars in thousands)
Assets
Cash and due from banks (note 17)	$97,666	$68,513
Federal funds sold	26,700	36,190

Total cash and cash equivalents	124,366	104,703
Interest-bearing deposits in financial institutions	1,041	190
Investments:
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	6,991	2,137
Securities available-for-sale, at fair value (note 4)	312,183	116,775
Securities held-to-maturity, at amortized cost (note 5)	6,684	9,681

Total investments	325,858	128,593
Loans (notes 6 and 22)	1,424,396	501,740
Less allowance for loan losses (note 6)	24,294	11,209

Net loans	1,400,102	490,531
Premises and equipment, net (note 7)	13,397	5,914
Other real estate owned, net (note 6)	3,117	3,075
Deferred income taxes (note 13)	15,673	4,940
Accrued interest	6,961	2,769
Goodwill (note 3)	168,573	9,793
Core deposit intangible (note 3)	19,477	—
Cash surrender value of life insurance	27,923	9,829
Other assets	9,389	9,880

Total assets	$2,115,877	$770,217

Liabilities and Shareholders' Equity
Deposits (notes 5 and 8):
Noninterest bearing	$657,443	$275,616
Interest bearing	1,081,178	401,551

Total deposits	1,738,621	677,167
Interest payable and other liabilities	21,741	8,651
Borrowings (note 9)	1,223	1,102
Trust preferred securities (note 9)	38,000	28,000

Total liabilities	1,799,585	714,920

Shareholders' equity (notes 16, 19 and 20):
Serial preferred stock, no par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, no par value. Authorized 30,000,000 and 15,000,000 shares; issued and outstanding 15,297,037 and 5,277,360 shares as of December 31, 2002 and 2001, respectively	291,803	43,137
Accumulated other comprehensive income, net unrealized gains on securities available-for-sale, net (notes 4 and 15)	1,450	308
Retained earnings	23,039	11,852

Total shareholders' equity	316,292	55,297

Commitments and contingencies (notes 10 and 12)
Total liabilities and shareholders' equity	$2,115,877	$770,217

See accompanying notes to consolidated financial statements.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Earnings for the Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans	$74,617	$33,052	$23,980
Interest on federal funds sold	931	3,713	1,637
Interest on time deposits in financial institutions	55	14	257
Interest on investment securities	8,300	6,335	2,957

Total interest income	83,903	43,114	28,831

Interest expense:
Deposits (note 8)	11,463	9,860	7,551
Short-term borrowings (note 9)	171	429	95
Trust preferred securities (note 9)	2,455	962	278

Total interest expense	14,089	11,251	7,924

Net interest income before provision for loan losses	69,814	31,863	20,907
Provision for loan losses (note 6)	—	639	520

Net interest income after provision for loan losses	69,814	31,224	20,387

Noninterest income:
Service charges on deposit accounts	6,080	2,560	1,185
Other commissions and fees	2,150	1,367	475
Merchant discount fees, net	421	327	107
Gain (loss) on sale of loans	(315)	444	314
Gain (loss) on sale of securities	1,608	—	(11)
Increase in cash surrender value of life insurance	755	257	—
Other	1,918	222	384

Total noninterest income	12,617	5,177	2,454

Noninterest expense:
Salaries and employee benefits	26,740	12,930	6,713
Occupancy	6,441	3,293	1,563
Furniture and equipment	2,964	1,238	941
Data processing	3,707	1,740	960
Other professional services	2,862	1,322	1,069
Business development	1,044	665	600
Communications	2,197	931	550
Stationary and supplies	808	266	304
Insurance and assessments	1,153	826	281
Cost of OREO	514	47	356
Goodwill amortization (note 3)	—	207	—
CDI amortization (note 3)	1,269	—	—
Merger costs	—	—	3,561
Other	4,603	2,450	1,236

Total noninterest expense	54,302	25,915	18,134

Earnings before income taxes	28,129	10,486	4,707
Income taxes (note 13)	11,217	4,376	2,803

Net earnings	$16,912	$6,110	$1,904

Basic earnings per share (note 14)	$1.64	$1.30	$0.49

Diluted earnings per share (note 14)	$1.58	$1.23	$0.47

See accompanying notes to consolidated financial statements.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity and Comprehensive Income
for the Years ended December 31, 2002, 2001 and 2000

	Common Stock		Accumulated other comprehensive income (loss)
				Retained Earnings		Comprehensive income
	Shares	Amount			Total
	(Dollars in thousands)
Balance at December 31, 1999	3,878,259	$19,394	$(565)	$7,026	$25,855
Net earnings	—	—	—	1,904	1,904	$1,904
Exercise of stock options	93,162	306	—	—	306	—
Transfer pursuant to regulatory guidelines (note 19)	—	342	—	(342)	—	—
Cash dividends paid	—	—	—	(1,156)	(1,156)	—
Tax benefits of exercise of stock options and warrants	—	360	—	—	360	—
Other comprehensive income, net unrealized gains on securities available-for-sale, net of tax effect of $364,000	—	—	503	—	503	503

Balance at December 31, 2000	3,971,421	20,402	(62)	7,432	27,772	$2,407

Net earnings	—	—	—	6,110	6,110	$6,110
Exercise of stock options	139,583	1,035	—	—	1,035	—
Equity issuance—Professional acquisition	504,747	7,475	—	—	7,475	—
Equity issuance—First Charter acquisition	661,609	14,225	—	—	14,225	—
Cash dividends paid	—	—	—	(1,690)	(1,690)	—
Other comprehensive income, net unrealized gains on securities available-for-sale, net of tax effect of $267,000	—	—	370	—	370	370

Balance at December 31, 2001	5,277,360	43,137	308	11,852	55,297	$6,480

Net earnings	—	—	—	16,912	16,912	$16,912
Exercise of stock options and warrants	127,715	1,345	—	—	1,345	—
Rights offering	1,194,805	23,000	—	—	23,000	—
Convertible debt	23,989	557	—	—	557	—
Registered public offering	3,910,000	89,347	—	—	89,347	—
Equity issuance—W.H.E.C., Inc. acquisition	1,043,799	24,523	—	—	24,523	—
Equity issuance—Upland Bank acquisition	419,059	12,723	—	—	12,723	—
Equity issuance—Marathon Bancorp acquisition	537,770	16,063	—	—	16,063	—
Equity issuance—First National Bank acquisition	2,762,540	81,108	—	—	81,108	—
Cash dividends paid	—	—	—	(5,725)	(5,725)	—
Other comprehensive income, net unrealized gains on securities available-for-sale, net of tax effect of $827,000	—	—	1,142	—	1,142	1,142

Balance at December 31, 2002	15,297,037	$291,803	$1,450	$23,039	$316,292	$18,054

See accompanying notes to consolidated financial statements.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$16,912	$6,110	$1,904
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,017	1,952	1,142
Provision for loan losses	—	639	520
Gain on sale of OREO	(272)	—	—
Loss (gain) on sale of loans	315	(444)	(314)
Gain on sale of premises and equipment	(21)	(29)	—
Real estate valuation adjustments	330	—	284
(Gain) loss on sale or calls of securities	(1,608)	(17)	11
Proceeds on sale of loans	4,384	7,363	4,780
Increase (decrease) in interest receivable and other assets	12,990	(9,577)	(1,128)
(Decrease) increase in deferred income taxes
(Decrease) increase in interest payable and other liabilities	(46,043)	(3,127)	1,270
Dividends on FHLB stock	(83)	(65)	—

Net cash (used in) provided by operating activities	(7,079)	2,805	8,469
Cash flows provided by (used in) investing activities:
Net cash and cash equivalents acquired (paid) in the acquisition of:
Professional Bancorp	—	84,016	—
First Charter	—	32,316	—
Pacific Western Bank	1,401	—	—
WHEC, Inc.	24,853	—	—
Upland Bank	(2,970)	—	—
Marathon Bancorp	11,351	—	—
First National Bank	48,900	—	—
Net increase in loans outstanding	(80,874)	(92,997)	(49,531)
Net decrease in interest-bearing deposits in financial institutions	529	3,746	7,007
Securities held-to-maturity:
Maturities	2,905	9,877	12,503
Purchases	—	—	(2,614)
Securities available-for-sale:
Proceeds from sale	52,386	—	1,489
Maturities	187,685	47,080	14,274
Purchases	(216,669)	(52,002)	(20,812)
Net sales (purchases) of FRB and FHLB stock	1,551	(111)	322
Proceeds from sale of other real estate owned	3,339	1,329	—
Purchases of premises and equipment	(3,413)	(1,469)	(737)
Proceeds from sale of premises and equipment	893	378	—

Net cash provided by (used in) investing activities	31,867	32,163	(38,099)
Cash flows from financing activities:
Net increase (decrease) in deposits:
Noninterest bearing	70,158	(8,102)	20,279
Interest bearing	(125,928)	13,103	22,427
Tax benefit related to stock options exercised	—	—	360
Proceeds from trust preferred securities	10,000	20,000	8,000
Proceeds from sale of common stock	112,347	—	—
Proceeds from exercise of stock options	1,345	1,035	306
Net (decrease) increase in short-term borrowings	(67,208)	(7,266)	32
Convertible debt payment	(114)	—	—
Cash dividends paid	(5,725)	(1,690)	(1,156)

Net cash (used in) provided by financing activities	(5,125)	17,080	50,248

Net increase in cash and cash equivalents	19,663	52,048	20,618
Cash and cash equivalents at beginning of year	104,703	52,655	32,037

Cash and cash equivalents at end of year	$124,366	$104,703	$52,655

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$13,876	$11,535	$7,682
Income taxes	5,970	2,250	2,540
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned	1,443	2,084	—
Transfer from retained earnings to common stock	—	—	342
Conversion of convertible debt	557	17	—

Supplemental Disclosure of Acquisitions:

	2002					2001
	Pacific Western National Bank	WHEC	Upland Bank	Marathon Bancorp	First National Bank	First Charter	Professional Bancorp
	(Dollars in thousands)
Assets Acquired:
Cash & cash equivalents	$38,026	$24,853	$3,812	$18,056	$123,409	$32,316	$92,871
Interest-bearing deposits in other banks	—	450	594	—	336	3,061	325
Investment securities	20,644	24,393	1,750	25,721	151,015	25,769	61,022
Loans	193,042	92,526	101,956	61,611	384,627	61,841	98,713
Premises and equipment	3,042	1,185	214	176	3,918	290	673
Goodwill	19,166	13,627	9,983	11,070	104,786	7,370	4,358
Core deposit intangible	3,646	4,182	994	2,243	9,681	—	—
Other assets	3,922	4,320	4,006	7,141	24,458	3,943	7,754

	281,488	165,536	123,309	126,018	802,230	134,590	265,716
Liabilities Assumed:
Non-interest bearing deposits	(42,662)	(47,030)	(28,377)	(36,312)	(157,288)	(34,883)	(134,792)
Interest bearing deposits	(196,204)	(87,768)	(65,598)	(60,941)	(395,044)	(75,862)	(109,691)
Accrued interest payable and other liabilities	(5,997)	(6,215)	(9,829)	(5,997)	(94,281)	(9,620)	(4,224)
Convertible debt	—	—	—	—	—	—	(679)

	(244,863)	(141,013)	(103,804)	(103,250)	(646,613)	(120,365)	(249,386)

Cash paid for common stock	36,625	—	6,782	6,705	74,509	—	8,855
Fair value of common stock issued for common stock	—	24,523	12,723	16,063	81,108	14,225	7,475

Total consideration paid	$36,625	$24,523	$19,505	$22,768	$155,617	$14,225	$16,330

See accompanying notes to consolidated financial statements.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(1)    Nature of Operations and Summary of Significant Accounting Policies

        First Community Bancorp ("First Community" on a parent-only basis, and the "Company," "we" or "our" on a consolidated basis) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. First Community's principal business is to serve as a holding company for its banking subsidiaries. As of December 31, 2002, those subsidiaries were First National Bank, which we refer to as First National, and Pacific Western National Bank, or Pacific Western. On January 9, 2003, the Company acquired Bank of Coronado and merged Bank of Coronado into First National. We refer to Pacific Western and First National herein as the "Banks." Discussions about the Banks as of and for the year ended December 31, 2002 refer only to Pacific Western and First National, without Bank of Coronado.

        We have completed ten acquisitions since May 2000. This includes the merger whereby the former Rancho Santa Fe National Bank and First Community Bank of the Desert became wholly-owned subsidiaries of the Company in a pooling-of-interests transaction. Accordingly, all of our financial statements for the periods prior to these acquisitions have been restated as if they had occurred at the beginning of the earliest period presented. The other seven acquisitions completed by December 31, 2002, including Professional Bancorp and First Charter Bank during 2001 and Pacific Western National Bank, W.H.E.C., Inc., Upland Bank, Marathon Bancorp and First National Bank during 2002, were each accounted for using the purchase method of accounting and, accordingly, have been included in the consolidated financial statements from their respective dates of acquisition. Bank of Coronado was acquired in 2003. Please see footnote 2 for more information about these acquisitions.

  (a) Basis of Presentation

        The accounting and reporting policies of the Company and its wholly owned subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. All significant intercompany balances and transactions have been eliminated.

  (b) Use of Estimates

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowance for loan losses, the carrying value of other real estate owned, goodwill, core deposit intangible and deferred tax assets.

  (c) Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year's presentation.

  (d) Investment Securities and Securities Available-for-Sale

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

  (e) Loans and Loan Fees

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

        Nonrefundable loan fees and related direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the loans using the interest method or taken into income when the related loans are paid off or sold. The amortization of loan fees is discontinued on nonaccrual loans.

  (f) Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

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

  (g) Comprehensive Income

        Comprehensive income consists of net earnings and net unrealized gains (losses) on securities available-for-sale, net and is presented in the consolidated statements of shareholders' equity and comprehensive income.

  (h) Allowance for Loan Losses

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

  (i) Premises and Equipment

        Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged to noninterest expense using the straight-line method over the estimated useful lives of the assets which range from three to thirty years. Leasehold improvements are capitalized and amortized to noninterest expense on a straight-line basis over the terms of the leases or the estimated useful lives of the improvements, whichever is shorter.

  (j) Other Real Estate Owned

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

  (k) Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of cash, due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

  (l) Federal Reserve Bank and Federal Home Loan Bank Stock

        Investments in Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB) stock, which are carried at cost because they can only be redeemed at par, are required investments based on the Banks' capital stock or the amount of borrowing.

  (m) Income Taxes

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

  (n) Goodwill and Other Intangible Assets

        Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

        In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement required us to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption and then again at an interim valuation date. To accomplish the impairment analyses, we were required to identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We identified one reporting unit—banking operations. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, we would have been required to perform a second step to the impairment tests. We determined the fair value of our reporting unit and compared it to the carrying amount of this reporting unit as of January 1, and

June 30, 2002. We did not identify any impairment to our goodwill as of either of these dates. We will perform our annual impairment analyses of goodwill as of June 30th each year.

        Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 15 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting our average cost of funds.

  (o) Stock Option Plan

        We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we elected to continue to apply the intrinsic value-based method of accounting described above, and adopted the pro forma disclosure provisions of SFAS No. 123.

        Had we determined compensation cost based on the fair value at the grant date for our stock options under SFAS No. 123, our net earnings would have been reduced to the pro forma amounts indicated below:

	For the Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands, except per share data)
Net earnings, as reported	$16,912	$6,110	$1,904
Pro forma net earnings	16,434	5,701	1,667
Basic earnings per share, as reported	1.64	1.30	0.49
Pro forma basic earnings per share	1.60	1.21	0.43
Diluted earnings per share, as reported	1.58	1.23	0.47
Pro forma diluted earnings per share	1.54	1.15	0.41

  (p) Recently Issued Accounting Standards

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on our consolidated financial statements.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale- leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have a material effect on our consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on our consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 15, 2002 and are not expected to have a material effect on our consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to our consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this Interpretation is not expected to have a material effect on our consolidated financial statements.

(2)    Acquisitions

        We completed the following seven acquisitions during the time period of January 1, 2001 to December 31, 2002 using the purchase method of accounting, and accordingly, they have been included in the consolidated financial statements from their respective dates of acquisition:

Date	Institution Acquired
January 2001	Professional Bancorp
October 2001	First Charter Bank
January 2002	Pacific Western National Bank
March 2002	W.H.E.C., Inc.
August 2002	Upland Bank
August 2002	Marathon Bancorp
September 2002	First National Bank

Please see Note 23 for a discussion of our acquisition of Bank of Coronado in January 2003 which is a subsequent event.

  Professional Bancorp Acquisition

        On January 16, 2001, we acquired Professional Bancorp, Inc., which we refer to as Professional, and its wholly-owned subsidiary, First Professional Bank, N.A., which we refer to as First Professional. Shareholders of Professional had the option to choose either $8.00 in cash or 0.55 shares of Company common stock in exchange for each share of Professional common stock. The purchase price received by shareholders of Professional totaled approximately 504,747 shares of our common stock and approximately $8.9 million in cash, resulting in a total purchase price of approximately $16.3 million.

  First Charter Acquisition

        On October 8, 2001, we acquired First Charter Bank, N.A., which we refer to as First Charter. Shareholders of First Charter received 0.008635 of a share of our common stock for each share of First Charter common stock. Approximately 661,609 shares were issued in this acquisition, resulting in a total purchase price of approximately $14.2 million. First Charter was merged into First Professional with First Professional as the surviving entity.

  Pacific Western Acquisition

        On January 31, 2002, we acquired Pacific Western National Bank. References to Pacific Western National Bank refer to the bank acquired on January 31, 2002. The shareholders and option holders of

Pacific Western National Bank were paid approximately $36.6 million in cash. Upon completion of the acquisition, Pacific Western National Bank and First Community Bank of the Desert were merged with First Professional. The resulting bank operates under the name Pacific Western National Bank and is headquartered in Santa Monica, California. When we refer to Pacific Western, we are referring to the surviving bank formed through the merger of Pacific Western National Bank, First Community Bank of the Desert and First Professional.

  W.H.E.C., Inc. Acquisition

        On March 7, 2002, we acquired W.H.E.C., Inc., the holding company of Capital Bank of North County, which we refer to as Capital Bank. We issued 1,043,799 shares of our common stock in exchange for all of the outstanding common shares and options of WHEC and an aggregate purchase price of $24.5 million. At the time of the merger, Capital Bank, WHEC's sole subsidiary, was merged into Rancho Santa Fe National Bank, with the surviving bank retaining the name Rancho Santa Fe National Bank.

  Upland Bank Acquisition

        On August 22, 2002, we acquired Upland Bank. We issued 419,059 shares of our common stock and $6.8 million in cash in exchange for all of the outstanding shares and options of Upland Bank. The aggregate purchase price of Upland Bank amounted to $19.5 million. At the time of the merger, Upland Bank was merged into Pacific Western.

  Marathon Bancorp Acquisition

        On August 23, 2002, we acquired Marathon Bancorp, the holding company of Marathon Bank. We issued 537,770 shares of our common stock and $6.7 million in cash in exchange for all of the outstanding shares and options of Marathon Bancorp. The aggregate purchase price of Marathon Bancorp amounted to $22.8 million. At the time of the merger, Marathon Bank was merged into Pacific Western.

  First National Bank Acquisition

        On September 10, 2002, we acquired First National Bank. We issued 2,762,540 shares of our common stock, representing approximately 18% of the then outstanding shares of First Community common stock, and $74.5 million in cash in exchange for all of the outstanding preferred shares, common shares, warrants and options of First National Bank. The aggregate purchase price of First National Bank amounted to approximately $155.6 million based on the closing price of First Community's stock on September 10, 2002 of $29.36. At the time of the merger, First National Bank was merged into Rancho Santa Fe National Bank and was renamed First National Bank. References to First National Bank refer to the bank acquired on September 10, 2002. When we refer to First National, we are referring to the surviving bank formed through the merger of First National Bank and Rancho Santa Fe National Bank.

Pro Forma Information for Purchase Acquisitions

        The following table presents our unaudited pro forma results of operations for the years ended December 31, 2002 and 2001 as if the seven acquisitions described above had been effective at the beginning of 2001. The unaudited pro forma results include (1) the historical accounts of the Company and of the acquired businesses; and (2) pro forma adjustments, as may be required, including the amortization of intangibles with definite lives, net of applicable taxes, and with respect to 2001, amortization of the excess purchase price over the fair value of the net assets acquired. The unaudited combined pro forma summary of operations is intended for informational purposes only and is not necessarily indicative of our future operating results or operating results that would have occurred had these acquisitions been in effect for all the years presented.

Unaudited Combined Pro Forma Summary of Operations

	For the years ended December 31,
	2002	2001
	(Dollars in thousands, except share data)
Interest income	$122,064	$141,673
Interest expense	23,683	50,824

Net interest income	98,381	90,849
Provision for loan losses	2,610	12,844

Net interest income after provision for loan losses	95,771	78,005
Noninterest income	20,139	18,459
Noninterest expense	72,440	87,157

Income before income taxes	43,470	9,307
Income taxes	13,377	3,398

Income from continuing operations	$30,093	$5,909

Net income per share:
Basic	$1.98	$0.39

Diluted	$1.93	$0.39

Weighted average shares outstanding:
Basic	15,196	15,071
Diluted	15,586	15,297

(3)    Goodwill and Other Intangible Assets

        All business combinations initiated or completed after June 30, 2001 are required to be accounted for under the purchase method of accounting. Goodwill and intangible assets arise from purchase business combinations. Goodwill generated from purchase business combinations consummated prior to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets was amortized straight-line over a life not to exceed 20 years. Statement No. 142 addresses the initial recognition and measurement of goodwill and other intangible assets acquired as a result of a business combination and the recognition and measurement of those assets subsequent to acquisition. Under Statement No. 142, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized, but will be tested for impairment no less than annually. The new accounting standard also requires intangible assets with definite lives to be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with Statement No. 144, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

        We determined the value of a core deposit intangible related to the acquisitions of Pacific Western National Bank, W.H.E.C., Inc., Upland Bank, Marathon Bancorp and First National Bank by using an independent third party that specializes in valuation work. We recorded the value of the core deposit intangible separate from goodwill and we are amortizing it over its estimated useful life of 10 years. The amortization expense represents the estimated decline in the value of the underlying deposits acquired. We recorded an expense of approximately $1.3 million for 2002 and estimate the expense related to this core deposit intangible will range from $2.0 million to $2.3 million per year for the next five years. We have adopted the remaining provisions of Statement No. 142 and performed the initial and interim impairment tests of goodwill which resulted in no impact on our results of operations and financial position. The following is a reconciliation of net earnings to net earnings, excluding goodwill amortization, as well as a reconciliation of basic and diluted per share information on the same basis for the three year period ended December 31, 2002.

	For the Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands, except per share data)
Net earnings	$16,912	$6,110	$1,904
Add back: goodwill amortization	—	207	—

Net earnings, excluding goodwill amortization	$16,912	$6,317	$1,904

Basic earnings per share:
Net earnings	$1.64	$1.30	$0.49
Goodwill amortization	—	0.04	—

Net earnings, excluding goodwill amortization	$1.64	$1.34	$0.49

Diluted earnings per share:
Net earnings	$1.58	$1.23	$0.47
Goodwill amortization	—	0.04	—

Net earnings, excluding goodwill amortization	$1.58	$1.27	$0.47

        The changes in the carrying amount of goodwill and core deposit intangible for the year ended December 31, 2002 are as follows:

	Goodwill	Core Deposit Intangible
	(Dollars in thousands)
Balance as of December 31, 2001	$9,793	$—
Acquired during 2002	158,632	20,746
Core deposit intangible amortization	—	(1,269)
Adjustment to goodwill acquired in 2001	148	—

Balance as of December 31, 2002	$168,573	$19,477

(4)    Securities Available-for-Sale

        The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale as of December 31, 2002 and 2001 are as follows:

	2002
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
U.S. Treasury and government agency securities	$187,696	$564	$14	$188,246
Municipal securities	17,752	268	75	17,945
Mortgage-backed and other securities	104,233	1,810	51	105,992

Total	$309,681	$2,642	$140	$312,183

	2001
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
U.S. Treasury and government agency securities	$9,028	$105	$1	$9,132
Municipal securities	2,553	—	3	2,550
Mortgage-backed securities	104,665	494	66	105,093

Total	$116,246	$599	$70	$116,775

        The maturity distribution based on amortized cost and fair value as of December 31, 2002, by contractual maturity, is shown below. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities with no contractual maturities are included in the one year or less category.

	Maturity distribution as of December 31, 2002
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$75,822	$75,905
Due after one year through five years	95,851	96,633
Due after five years through ten years	31,399	32,334
Due after ten years	106,609	107,311

Total	$309,681	$312,183

        Proceeds from the sale of securities totaled $52.4 million for 2002. There were no sales of securities during 2001. Proceeds from the sale of securities available-for-sale during 2000 was $1.5 million. Gross gains on the sale of securities totaled $1.7 million and gross losses on the sale of securities totaled $69,000 in 2002. We recorded a gross loss of $11,000 in 2000.

(5)    Investment Securities Held-to-Maturity

        The amortized cost, gross unrealized gains and losses and fair value of investment securities held-to-maturity as of December 31, 2002 and 2001 are as follows:

	2002
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
U.S. Treasury and government agency securities	$2,253	$13	—	$2,266
Municipal securities	344	36	—	380
Mortgage-backed and other securities	4,087	210	—	4,297

Total	$6,684	$259	—	$6,943

	2001
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
U.S. Treasury and government agency securities	$2,788	$70	—	$2,858
Municipal securities	346	19	—	365
Mortgage-backed securities	6,547	212	—	6,759

Total	$9,681	$301	—	$9,982

        The maturity distribution based on amortized cost and fair value as of December 31, 2002, by contractual maturity, is shown below. Mortgage-backed securities have contractual terms to maturity,

but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity distribution
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$2,253	$2,266
Due after one year through five years	2,446	2,595
Due after five years through ten years	1,178	1,260
Due after ten years	807	822

Total	$6,684	$6,943

        As of December 31, 2002 and 2001, investment securities held-to-maturity with an amortized cost of $2.0 million and $2.4 million, respectively, and securities available-for-sale with a fair value of $32.6 million and $20.6 million, respectively, totaling $34.6 million and $23.0 million, respectively, were pledged as security for public deposits and other purposes as required by various statutes and agreements.

(6)    Loans and Related Allowance for Loan Losses and Other Real Estate Owned

        As of December 31, 2002 and 2001, loans consisted of the following:

	2002	2001
	(Dollars in thousands)
Commercial	$404,606	$227,215
Real estate, construction	354,296	84,241
Real estate, mortgage	594,253	160,521
Consumer	37,716	11,429
Investment in leveraged and direct leases	484	151
SBA, portion available for sale, at cost which approximates market	—	2,001
SBA, portion held for investment	37,973	16,532

Gross loans and leases	1,429,328	502,090
Less:
Deferred loan fees, net	(4,932)	(350)
Allowance for loan losses	(24,294)	(11,209)

Total loans and leases	$1,400,102	$490,531

        The Company grants commercial, real estate and consumer loans to customers in the regions the Banks serve in Southern California, and to a lesser extent foreign credits related to Mexico. We acquired foreign loans through the First National Bank acquisition and continue to originate both foreign commercial and foreign real estate loans as part of our ongoing services. Our foreign loans are primarily to individuals and entities located in Mexico. All of our foreign loans are denominated in

U.S. dollars and the majority are collateralized by assets located in the United States or guaranteed or insured by businesses located in the United States. As of December 31, 2002, foreign loan balances totaled $78.5 million. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the strength of the real estate market and the economy in general in the Banks' primary service areas. Should the real estate market experience an overall decline in property values or should other events occur, including, but not limited to, adverse economic conditions (which may or may not affect real property values) the ability of borrowers to make timely scheduled principal and interest payments on the Company's loans may be adversely affected, and in turn may result in increased delinquencies and foreclosures. In the event of foreclosures under such conditions, the value of the property acquired may be less than the appraised value when the loan was originated and may, in some instances, result in insufficient proceeds upon disposition to recover the Company's investment in the foreclosed property.

        In December 2002, in an effort to exit non-core lending activity, we sold $48.3 million of our indirect auto loan portfolio acquired through the Pacific Western National Bank acquisition and retained less than 10% of this loan type.

        Nonaccrual loans totaling $10.2 million, $4.7 million and $2.3 million were outstanding as of December 31, 2002, 2001 and 2000, respectively. There were no loans that were past due 90 days or more and still accruing interest as of December 31, 2002, 2001 and 2000. Interest income of $640,000, $596,000 and $413,000 would have been recorded for the years ended December 31, 2002, 2001 and 2000, respectively, if nonaccrual loans had been performing in accordance with their original terms. Interest income of $273,000, $110,000 and $60,000 was recorded on loans subsequently transferred to a nonaccrual status for the years ended December 31, 2002, 2001 and 2000, respectively.

        A summary of the activity in the allowance for loan losses is as follows:

	For the Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Balance, beginning of year	$11,209	$3,930	$4,025
Provision for loan losses	—	639	520
Loans charged off	(4,789)	(7,521)	(708)
Recoveries on loans previously charged off	3,197	1,203	93

Loans charged off, net of recoveries	(1,592)	(6,318)	(615)

Additions due to acquisitions	14,677	12,958	—

Balance, end of year	$24,294	$11,209	$3,930

        The Company measures its impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan's effective interest rate if the loan is not collateral-dependent. As of December 31, 2002 and 2001, all impaired loans were collateral-dependent. The Company recognizes income from impaired loans on the accrual basis unless the loan is on nonaccrual status. Income from loans on nonaccrual status is recognized to the extent cash is received and the loan's principal balance is deemed collectible. The following table presents a breakdown of impaired loans and any impairment allowance related to impaired loans as of December 31, 2002 and 2001:

	2002		2001
	Recorded investment	Impairment Allowance	Recorded investment	Impairment Allowance
		(Dollars in thousands)
Loans with impairment allowance—other collateral	$6,184	$2,814	$2,762	$1,027
Loans with impairment allowance—real estate	1,420	213	929	229
Loans without impairment allowance—other collateral	2,612	—	981	—

Total impaired loans	$10,216	$3,027	$4,672	$1,256

        Based on the Company's evaluation process to determine the level of the allowance for loan losses mentioned previously and the fact that a majority of the Company's nonperforming loans are secured, management believes the allowance level to be adequate as of December 31, 2002 to absorb the estimated known and inherent risks identified through its analysis. For the years ended December 31, 2002, 2001 and 2000, interest income of $0, $0 and $31,000 was recorded on impaired loans, respectively, and the average balance of impaired loans was $7.5 million, $8.4 million and $1.8 million respectively.

        The following is the activity in the valuation allowance for other real estate owned:

	For the Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Balance, beginning of year	$360	$510	$226
Additions from acquisitions	—	272	—
Adjustments to the market value of real estate owned	330	88	284
Deletions related to sales of real estate owned	—	510	—

Balance, end of year	$690	$360	$510

(7)    Premises and Equipment

        Premises and equipment as of December 31, 2002 and 2001 are as follows:

	2002	2001
	(Dollars in thousands)
Land	$870	$339
Buildings	2,619	2,619
Furniture, fixtures and equipment	7,237	5,271
Leasehold improvements	5,137	1,128
Vehicles	389	206

Premises and equipment	16,252	9,563
Less accumulated amortization and depreciation	2,855	3,649

Premises and equipment, net	$13,397	$5,914

        Depreciation and amortization expense for the years ended December 31, 2002, 2001 and 2000 was $3.7 million, $1.3 million and $940,000, respectively. Our leasehold improvements are amortized over their estimated useful lives, or the life of the lease, whichever is shorter. Our furniture, fixtures and equipment are depreciated over their estimated useful lives ranging from 3 years to 10 years. Land is not depreciated and buildings are depreciated over 30 years.

(8)    Deposits

        Interest bearing deposits as of December 31, 2002 and 2001 are comprised of the following:

	2002	2001
	(Dollars in thousands)
Interest checking deposits	$148,221	$67,618
Money market deposits	547,941	187,962
Savings deposits	71,713	28,315
Time deposits under $100,000	127,591	50,695
Time deposits of $100,000 or more	185,712	66,961

Total	$1,081,178	$401,551

        The following summarizes the maturity of time deposits as of December 31, 2002 (in thousands):

2003	$282,813
2004	12,337
2005	7,975
2006	5,793
2007	4,364
Thereafter	21

Total	$313,303

        Interest expense on deposits for the years ended December 31, 2002, 2001 and 2000 is comprised of the following:

	For the Years Ended December 31
	2002	2001	2000
	(Dollars in thousands)
Interest checking deposits	$282	$485	$535
Money market deposits	4,586	4,386	3,670
Savings deposits	319	431	202
Time deposits under $100,000	2,593	1,811	1,334
Time deposits of $100,000 or more	3,683	2,747	1,810

Interest expense on deposits	$11,463	$9,860	$7,551

(9)    Borrowings and Trust Preferred Securities

Borrowings

        We and our Banks have various lines of credit available. We also borrow funds from time to time on a short term or overnight basis from the Federal Home Loan Bank or other financial institutions.

        Federal Funds Arrangements with Commercial Banks.    As of December 31, 2002, 2001 and 2000, we had unsecured lines of credit in the amount of $42.0 million, $23.0 million and $14.0 million from correspondent banks. These lines are renewable annually. As of December 31, 2002, 2001 and 2000, there were no balances outstanding and the average balances outstanding were $153,000, $11,000 and $462,000 for 2002, 2001 and 2000. The highest balance at any month-end was $0, $0 and $10.4 million in 2002, 2001 and 2000. The average rate paid was 2.04%, 1.70% and 5.90% during 2002, 2001 and 2000.

        Borrowing Arrangements at the Federal Reserve Discount Window.    As of December 31, 2001 and 2000, we had a Fed discount limit of approximately $4.0 million and $4.7 million, none of which was outstanding as of December 31, 2001 and 2000 and none of which was used in either of these years. We did not use this line in 2002 and closed it during 2002.

        Federal Home Loan Bank Lines of Credit.    As of December 31, 2002, 2001 and 2000, we had a Federal Home Loan Bank limit of approximately $64.1 million, $9.9 million and $15.6 million, none of which was outstanding as of December 31, 2002, 2001 and 2000. The average balances outstanding were $2.0 million in 2002 and $0 in both 2001 and 2000. The average rate paid was 3.99% in 2002 and 0.00% in 2001 and 2000. The highest balance at any month-end during 2002 was $10.0 million and $0 in 2001 and 2000. The availability of the lines of credit, as well as adjustments in deposit programs, provide for liquidity in the event that the level of our deposits should fall abnormally low. These sources provide that funding may be withdrawn depending upon our financial strength.

        Treasury, Tax and Loan Note.    We participate in the Treasury, Tax and Loan Note program which we refer to as the Note program. We have a limit of $1.7 million at the Federal Reserve Bank. Treasury, Tax and Loan balances fluctuate based on the amounts deposited by customers and the amounts called for payment by the Federal Reserve Bank. As of December 31, 2002, 2001 and 2000, the balance outstanding under the Note program was $1.2 million, $431,000 and $1.7 million. The average balances under the Note program were $827,000 in 2002, $719,000 in 2001 and $800,000 in 2000. The highest balance at any month-end was $1.5 million in 2002, $1.4 million in 2001 and $1.7 million in 2000. The average rate paid was 1.37%, 3.78% and 5.30% in 2002, 2001 and 2000.

        Revolving Line of Credit.    In May 2000, we executed a Revolving Credit Agreement with The Northern Trust Company for $5.0 million. Shares of common stock of First National and Pacific Western have been pledged as collateral against the note payable. We have executed four amendments to the Revolving Credit Agreement. The first of the amendments occurred in January 2001 and the last occurred in February 2003. These amendments resulted in the credit line being increased to $12.5 million along with modifications to certain covenants to reflect our larger size and to extend the maturity date to February 11, 2004. The loan agreement contains covenants that impose certain restrictions on our activities and financial condition. Such covenants include minimum net worth ratios, maximum debt ratios, a minimum return on average assets, and minimum and maximum credit quality ratios. As of December 31, 2002, we, and where applicable, the Banks were in compliance with each of such covenants. The highest balance at any month-end during 2002, 2001 and 2000 was $6.0 million, $7.7 million and $2.5 million. The average outstanding amount during 2002, 2001 and 2000 was $863,000, $5.4 million and $305,000. The loan bears interest at the prime rate less 75 basis points. As of December 31, 2002, 2001 and 2000, the interest rates were 3.50%, 4.00% and 8.75%. We pay a fee of 25 basis points on the unused amount. At December 31, 2002, 2001 and 2000, there were no amounts outstanding under this line of credit.

Trust Preferred Securities

        In September 2000, we issued $8.0 million of trust preferred securities bearing a fixed interest rate of 10.60% and maturing in thirty years. In November 2001, we issued $10.0 million of trust preferred securities bearing a variable interest rate, which is reset semi-annually, at the 6-Month LIBOR plus 3.75%, provided the rate will not exceed 11% through December 2006, and maturing in thirty years. The current interest rate is 5.17% and the next interest rate reset date is June 8, 2003. In December 2001, we issued another $10.0 million of trust preferred securities bearing a variable interest rate, which is reset quarterly, at the 3-Month LIBOR plus 3.60%, provided the rate will not exceed 12.50% through December 2006, and maturing in thirty years. The current interest rate is 5.01% and the next interest rate reset date is March 18, 2003. In June 2002, we issued another $10.0 million of trust preferred securities bearing a variable interest rate, which is reset quarterly, at the 3-Month LIBOR plus 3.55%, provided the rate will not exceed 11.95% through June 2007, and maturing in thirty years. The current interest rate is 4.95% and the next interest rate reset date is March 26, 2003. These securities are considered Tier 1 capital for regulatory purposes.

(10)    Commitments and Contingencies

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

        Commitments to extend credit amounting to $540.8 million and $174.0 million were outstanding as of December 31, 2002 and 2001, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

        Standby letters of credit and financial guarantees amounting to $21.8 million and $11.5 million were outstanding as of December 31, 2002 and 2001, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees will expire within one year. The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate that any material loss will result from the outstanding commitments to extend credit, standby letters of credit or financial guarantees.

        The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company.

(11)    Fair Value of Financial Instruments

        Estimated fair values for the Company's financial instruments and a description of the methodologies and assumptions used to determine such amounts follow:

  (a) Cash and Due from Banks and Federal Funds Sold

        The carrying amount is assumed to be the fair value because of the liquidity of these instruments.

  (b) Interest-bearing Deposits in Financial Institutions

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

  (h) Commitments to Extend Credit and Standby Letters of Credit

        The majority of our commitments to extend credit carry current market interest rates if converted to loans. Because these commitments are generally unassignable by either the borrower or us, they only have value to the borrower and us. The estimated fair value approximates the recorded deferred fee amounts and is excluded from the following table.

  (i) Limitations

        Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of December 31, 2002 and 2001, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

        The fair values of the Company's financial instruments as of December 31, 2002 and 2001 are as follows:

	2002		2001
	Carrying or contract amount	Fair value estimates	Carrying or contract amount	Fair value estimates
		(Dollars in thousands)
Financial Assets:
Cash and due from banks	$97,666	$97,666	$68,513	$68,513
Federal funds sold	26,700	26,700	36,190	36,190
Investment in Federal Reserve Bank and Federal Home Loan Bank Stock	6,991	6,991	2,137	2,137
Interest-bearing deposits in financial institutions	1,041	1,040	190	190
Securities available-for-sale	312,183	312,183	116,775	116,775
Securities held-to-maturity	6,684	6,943	9,681	9,982
Loans, net	1,400,102	1,400,006	490,531	490,790
Financial Liabilities:
Deposits	1,738,621	1,740,273	677,167	677,572
Borrowings	1,223	1,223	1,102	1,102
Trust preferred securities	38,000	39,348	28,000	29,668

(12)    Lease Commitments

        As of December 31, 2002, aggregate minimum rental commitments for certain real property under noncancellable operating leases having an initial or remaining term of more than one year are as follows (in thousands):

2003	$6,064
2004	5,486
2005	5,004
2006	4,490
2007	3,932
Thereafter	11,251

Total	$36,227

        Total gross rental expense for the years ended December 31, 2002, 2001 and 2000 was $4.3 million, $2.1 million and $861,000, respectively. Most of the leases provide that the Company pay maintenance, insurance and certain other operating expenses applicable to the leased premises in addition to the monthly minimum payments. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases.

        Total rental income for the years ended December 31, 2002, 2001 and 2000 was approximately $137,000, $4,000 and $98,000, respectively.

(13)    Income Taxes

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2002 and 2001 are as follows:

	2002	2001
	(Dollars in thousands)
Deferred tax assets:
Lease income	$1,003	$1,021
Loan loss allowance, due to differences in computation of bad debts	8,011	1,865
Other real estate and investment in property held-for-sale	477	723
Interest on nonaccrual loans	966	507
Deferred loan fees and costs	320	—
Deferred compensation	1,995	159
Salary continuation	—	658
Net operating losses	7,602	5,087
Accrued liabilities	4,552	1,234
State tax benefit	312	58
Foreign tax credits	389	—
Other	474	60

Total gross deferred tax assets	26,101	11,372
Valuation allowance	(5,170)	(5,053)

Total deferred tax assets, net	20,931	6,319
Deferred tax liabilities:
Core deposit intangible premium	2,690	—
Premises and equipment, principally due to differences in depreciation	592	1,005
Unrealized gain on securities available-for-sale	1,048	221
Stock dividends	728	—
Other	200	153

Total gross deferred tax liabilities	5,258	1,379

Total net deferred taxes	$15,673	$4,940

        Based upon projections for future taxable income over the years in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

        For the years ended December 31, 2002, 2001 and 2000, the components of income taxes consist of the following:

	For the Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Current income taxes:
Federal	$1,319	$1,882	$1,983
State	954	573	839

	2,273	2,455	2,822

Deferred income taxes:
Federal	7,434	1,312	117
State	1,510	609	(136)

	8,944	1,921	(19)

	$11,217	$4,376	$2,803

        The following table is a reconciliation of total income taxes to the amount of taxes computed by applying the applicable statutory federal income tax rate of (35% for 2002 and 34% for 2001 and 2000) to earnings before income taxes for the years ended December 31, 2002, 2001 and 2000:

	For the Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Computed expected income taxes	$9,845	$3,565	$1,601
State tax, net of federal tax benefit	1,601	780	464
Rate change	(67)	—	—
Merger related costs	—	(358)	592
Adjustment of prior years tax accruals	—	383	—
Other, net	(162)	6	146

Recorded income taxes	$11,217	$4,376	$2,803

        As of December 31, 2002 and 2001, taxes receivable totaled $278,000 and $1.1 million.

        The Company has available at December 31, 2002 and 2001 approximately $19.8 million and $13.8 million of unused federal operating loss carryforwards that may be applied against future taxable income through 2021. The Company has available at December 31, 2002 and 2001 approximately $9.1 million and $5.4 million of unused state operating loss carryforwards that may be applied against future taxable income through 2007. The applications of the net operating loss and other carryforwards are subject to annual IRC Section 382 limitations.

(14)    Net Earnings Per Share

        The following is a summary of the calculation of basic and diluted net earnings per share for the years ended December 31, 2002, 2001 and 2000.

	For the Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands, except per share data)
Net earnings used for basic net income per share	$16,912	$6,110	$1,904
Convertible debt interest expense, net of tax	13	—	—

Adjusted net earnings used for diluted net earnings per share	$16,925	$6,110	$1,904

Weighted average shares outstanding used for basic net earnings per share	10,302	4,696	3,908
Effect of dilutive stock options	390	233	182
Effect of convertible debt	—	29	—

Diluted weighted average shares outstanding	10,692	4,958	4,090

Basic net earnings per share	$1.64	$1.30	$0.49

Diluted net earnings per share	$1.58	$1.23	$0.47

(15)    Comprehensive Income

	For the Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Net earnings	$16,912	$6,110	$1,904
Other comprehensive income, net of related income taxes:
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period	1,271	370	500
Less reclassifications of realized gains (losses) included in income	129	—	(3)

	1,142	370	503

Comprehensive income	$18,054	$6,480	$2,407

(16)    Stock Options and Warrants

        At the time of the Rancho Santa Fe National Bank and First Community Bank of the Desert merger in 2000, all outstanding stock options of First Community Bank of the Desert vested and were converted into stock options of the Company at an exchange rate of 0.30 shares. The following disclosures reflect the combination of the Company, First Community Bank of the Desert and Rancho Santa Fe National Bank stock option data.

        The Company has a stock option plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to officers, directors and key employees. The Plan authorizes grants of options to purchase up to 2,000,000 shares of authorized but unissued Company common stock. Stock options are granted with an exercise price greater than or equal to the stock's fair market value at the date of grant. Stock options have terms not to exceed 10 years from the date of the grant and vest and become fully exercisable in installments determined at the date of grant.

        As of December 31, 2002, there were 455,014 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 2002, 2001 and 2000 was $5.12, $3.37 and $2.43, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: 2002—expected dividend yield 2.55%, risk-free interest rate of 2.90%, volatility of 33% and an expected life of 2.5 years; 2001—expected dividend yield 2.01%, risk-free interest rate of 4.85%, volatility of 26% and an expected life of 2.5 years; 2000—expected dividend yield 2.42%, risk-free interest rate of 5.75%, volatility of 22% and an expected life of 2.5 years.

        Stock option activity during the periods indicated is as follows:

	Number of shares	Weighted average exercise price
Balance at December 31, 1999	428,204	$8.96
Granted	260,500	14.65
Exercised	(36,333)	8.42
Cancelled	(3,795)	16.79

Balance at December 31, 2000	648,576	11.27
Granted	292,079	16.52
Exercised	(139,583)	7.25
Cancelled	(5,061)	25.04
Forfeited	(16,000)	11.37

Balance at December 31, 2001	780,011	12.89
Granted	648,558	21.92
Exercised	(105,186)	12.77
Cancelled	(56,166)	17.94

Balance at December 31, 2002	1,267,217	$17.86

        As of December 31, 2002, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $4.00 to $30.66 and 4.3 years, respectively. As of December 31, 2002, the number of options exercisable was 619,945 and the weighted-average exercise price of those options was $12.17.

        As of December 31, 2002, there are two meaningful exercise price ranges. The first is a range of $4.00 to $8.16. There are 77,810 options in this range of which all are exercisable. The weighted-average exercise price is $5.54 and the weighted-average contractual life is 4.6 years. The second range is from $9.25 to $30.66. There are 1,189,407 options in this range of which 542,135 are exercisable. The weighted-average exercise price is $18.66 and the weighted-average contractual life is 4.3 years.

        During 1995, the Company issued to certain shareholders warrants for 83,555 shares of common stock. The warrants entitle these shareholders to acquire a like number of shares of common stock for an exercise price of $4.80 per share. The warrants were all exercised during the year ended December 31, 2000. In addition as a result of the First Professional acquisition in 2001, the Company assumed 79,511 warrants with an exercise price of $22.01; these warrants were all exercised during 2002.

(17)    Restricted Cash Balances

        The Company is required to maintain reserve balances with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities. The average reserves held at the Federal Reserve Bank for the years ended December 31, 2002 and 2001 were approximately $5.0 million and $7.0 million respectively.

(18)    Employee Benefit Plans

        The Banks have 401(k) plans for the benefit of substantially all employees. Amounts accrued and charged to expense were $309,000, $57,000 and $25,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

(19)    Dividend Availability

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

        During 2002, 2001 and 2000, the Company paid $5.7 million, $1.7 million and $1.2 million, respectively, in dividends and transferred $342,000 in 2000 from retained earnings to common stock in accordance with guidelines of the Office of the Comptroller of the Currency.

        Our ability to pay dividends is also limited by certain covenants contained in the indentures governing trust preferred securities that we have issued, and the debentures underlying the trust preferred securities. The indentures provide that if an Event of Default (as defined in the indentures) has occurred and is continuing, or if we are in default with respect to any obligations under our guarantee agreement which covers payments of the obligations on the trust preferred securities, or if we give notice of any intention to defer payments of interest on the debentures underlying the trust preferred securities, then we may not, among other restrictions, declare or pay any dividends (other than a dividend payable by the Banks to the Company) with respect to our common stock.

(20)    Regulatory Matters

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Company and the Banks have met all capital adequacy requirements to which they are subject.

        As of December 31, 2002, the most recent notification from the regulatory agencies categorized the Company and each of the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company and the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's or any of the Banks' categories.

(20)    Regulatory Matters (Continued)

        Actual capital amounts and ratios for the Company and the Banks as of December 31, 2002 and 2001 are presented in the following table:

Capital Requirements

			Adequately Capitalized
					Well capitalized
	Actual Amount
		Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002
Total Capital (to Risk-Weighted Assets):
Consolidated Company	$192,870	12.14%	$127,097	8.00%	$158,871	10.00%
Pacific Western Bank	93,587	11.46	65,331	8.00	81,664	10.00
First National Bank	84,921	11.06	61,426	8.00	76,782	10.00
Tier I Capital (to Risk-Weighted Assets):
Consolidated Company	172,960	10.89	63,530	4.00	95,295	6.00
Pacific Western Bank	83,363	10.21	32,659	4.00	48,989	6.00
First National Bank	75,284	9.81	30,697	4.00	46,045	6.00
Tier I Capital (to Average Assets):
Consolidated Company	172,960	8.63	80,167	4.00	100,209	5.00
Pacific Western Bank	83,363	8.19	40,715	4.00	50,893	5.00
First National Bank	75,284	8.28	36,369	4.00	45,461	5.00
As of December 31, 2001
Total Capital (to Risk-Weighted Assets):
Consolidated Company	$80,966	14.36%	$45,106	8.00%	$56,383	10.00%
Pacific Western Bank	38,906	11.25	27,675	8.00	34,564	10.00
First National Bank	24,765	11.70	16,933	8.00	21,167	10.00
Tier I Capital (to Risk-Weighted Assets):
Consolidated Company	73,196	11.27	25,979	4.00	38,969	6.00
Pacific Western Bank	34,617	10.00	13,841	4.00	20,762	6.00
First National Bank	22,295	10.54	8,461	4.00	12,692	6.00
Tier I Capital (to Average Assets):
Consolidated Company	63,525	8.28	30,688	4.00	38,361	5.00
Pacific Western Bank	34,617	6.59	21,009	4.00	26,261	5.00
First National Bank	22,295	9.17	9,725	4.00	12,156	5.00

(21)    Condensed Financial Information of Parent Company

        The parent company only condensed balance sheets, condensed statements of income and condensed statements of cash flows information is presented as of and for the years ended

December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002 as follows:

	At December 31,
	2002	2001
	(Dollars in thousands)
Condensed Balance Sheets
Assets:
Cash and due from banks	$14,959	$12,951
Investments in subsidiaries	341,156	70,306
Other assets	4,404	2,647

Total assets	$360,519	$85,904

Liabilities:
Junior subordinated debt due to subsidiary	$39,178	$28,248
Other liabilities	5,049	2,359

Total liabilities	44,227	30,607
Shareholders' equity	316,292	55,297

Total liabilities and shareholders' equity	$360,519	$85,904

	For the Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Condensed Statements of Income
Interest income	$16	$43	$—
Dividend income from subsidiaries	9,500	2,000	2,000

Total income	9,516	2,043	2,000

Interest expense	2,532	1,313	311
Merger costs	—	—	3,561
Other expense	7,301	2,988	1,152

Total expense	9,833	4,301	5,024

Loss before income taxes and equity in undistributed earnings of subsidiaries	(317)	(2,258)	(3,024)
Income tax benefit	(4,243)	(1,787)	(1,375)

Gain (loss) before equity in undistributed earnings of subsidiaries	3,926	(471)	(1,649)
Equity in undistributed income of subsidiaries	12,986	6,581	3,553

Net income	$16,912	$6,110	$1,904

	For the Years Ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Condensed Statements of Cash Flows
Net income	$16,912	$6,110	$1,904
Change in other assets	(2,351)	(1,121)	(1,176)
Change in other liabilities	3,981	715	973
Undistributed earnings of subsidiaries	(12,986)	(6,581)	(3,553)

Cash flows provided by (used in) operating activities	5,556	(877)	(1,852)

Increase in investment in subsidiaries	(119,175)	(11,180)	(248)
Other investing activities	(2,536)	—	(425)

Cash flows used in investing activities	(121,711)	(11,180)	(673)

Proceeds from exercise of common stock options and warrants	1,345	1,035	306
Dividends paid	(5,725)	(1,690)	(1,156)
Issuance of junior subordinated debt	10,310	20,000	8,248
Subsidiary financing activities prior to June 1, 2000	—	—	430
Proceeds from issuance of common stock	112,347	—	—
Other financing activities	(114)	—	360

Cash flows provided by financing activities	118,163	19,345	8,188

Net increase in cash	2,008	7,288	5,663
Cash, beginning of the period	12,951	5,663	—

Cash, end of the period	14,959	$12,951	$5,663

Supplemental disclosure of noncash investing and financing activities:
Conversion of convertible debt	$557	$—	$—
Conversion of investment shares	—	425	—
Loans from subsidiary	—	350	—
Debt obtained in acquisition	—	671	—
Common stock issued for acquisitions	134,417	21,700	—

(22)    Related Party Transactions

        Castle Creek Financial, LLC serves as an investment advisor for the Company as a successor in interest to an engagement letter dated May 2, 1995 between Belle Plaine Partners, Inc. and the Company. During 2002, the Company paid Castle Creek Financial, LLC $4.2 million and Belle Plaine Partners, Inc. $932,000 for financial advice relating to the 2002 acquisitions. Belle Plaine Partners, Inc. and Castle Creek Capital, LLC are also entitled to reimbursement of expenses and a quarterly retainer. These amounts totaled $70,000 in 2002. Belle Plaine Partners, Inc. was paid a fee of $458,000 in 2001 for financial advice provided to the Company relating to the First Charter acquisition. Belle Plaine Partners, Inc. provided financial advice, but was not paid a fee for the Professional acquisition. Belle Plaine Partners, Inc. was paid a fee of $619,000 in 2000 for financial advice provided to the Company relating to the First Community Bank of the Desert acquisition.

(23)    Subsequent Events

        On January 9, 2003, the Company completed the acquisition of Bank of Coronado. The shareholders and option holders of Bank of Coronado were paid approximately $11.6 million. Upon completion of this acquisition, Bank of Coronado was merged with and into First National. The acquisition of Bank of Coronado was accounted for using purchase accounting.

        The purchase price adjustment to arrive at the estimated fair value of assets acquired and liabilities assumed relating to the Bank of Coronado acquisition is summarized below:

(Dollars in thousands)
Cash and cash equivalents	$11,974
Time deposits in financial institutions	100
Securities	2,699
Net loans	63,891
Premises and equipment	134
Other assets	1,641
Goodwill	7,687
Deposits	(73,086)
Other liabilities	(3,438)

Total purchase price	$11,602

        These preliminary purchase price adjustments are subject to further refinement, including the determination of a core deposit premium.

(24)    Quarterly Results of Operations (Unaudited)

	For the Quarters ended
	Mar 31, 2002	Jun 30, 2002	Sep 30, 2002	Dec 31, 2002
	(Dollars in thousands, except per share data)
Interest income	$13,944	$17,720	$22,367	$29,872
Interest expense	2,988	3,143	3,621	4,337

Net interest income	10,956	14,577	18,746	25,535
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	10,956	14,577	18,746	25,535
Other income	1,972	3,004	2,533	5,108
Other expenses	9,292	11,190	13,763	20,057

Income before income taxes	3,636	6,391	7,516	10,586
Income taxes	1,474	2,531	3,034	4,178

Net income	$2,162	$3,860	$4,482	$6,408

Shares outstanding (weighted average):
Basic	6,491	7,542	11,792	15,269
Diluted	6,774	7,953	12,235	15,773
Net income per share:
Basic	$0.33	$0.51	$0.38	$0.42

Diluted	$0.32	$0.49	$0.37	$0.41

Dividends per common share declared and paid	$0.09	$0.15	$0.15	$0.15

Common stock price range:
High	$26.30	$28.96	$31.50	$34.00
Low	$19.25	$23.21	$23.74	$28.02

	For the Quarters ended
	Mar 31, 2001	Jun 30, 2001	Sep 30, 2001	Dec 31, 2001
	(Dollars in thousands, except per share data)
Interest income	$11,505	$10,527	$10,431	$10,651
Interest expense	3,016	2,854	2,639	2,742

Net interest income	8,489	7,673	7,792	7,909
Provision for loan losses	314	325	—	—

Net interest income after provision for loan losses	8,175	7,348	7,792	7,909
Other income	1,118	1,100	1,198	1,761
Other expenses	6,601	5,922	6,034	7,358

Income before income taxes	2,692	2,526	2,956	2,312
Income taxes	1,115	1,039	1,304	918

Net income	$1,577	$1,487	$1,652	$1,394

Shares outstanding (weighted average):
Basic	4,401	4,547	4,604	5,224
Diluted	4,618	4,794	4,845	5,479
Net income per share:
Basic	$0.36	$0.33	$0.36	$0.27

Diluted	$0.34	$0.31	$0.34	$0.25

Dividends per common share declared and paid	$0.09	$0.09	$0.09	$0.09

Common stock price range:
High	$21.00	$20.63	$22.95	$21.90
Low	$14.81	$17.44	$18.75	$18.42

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item can be found in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item can be found in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item can be found in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item can be found in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders, filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and is incorporated herein by this reference.

ITEM 14. CONTROLS AND PROCEDURES

        Within 90 days prior to the filing of this report, under the supervision and with the participation of the Company's management, including Matthew P. Wagner, the Company's Chief Executive Officer (CEO) and Lynn M. Hopkins, the Company's Chief Financial Officer (CFO), an evaluation of the effectiveness of our disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

        There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)  1.    Financial Statements

        The consolidated financial statements of First Community Bancorp and its subsidiaries and independent auditors' report are included in Part II (Item 8) of this Form 10-K.

          2.    Financial Statement Schedules

        All financial statement schedules have been omitted, as inapplicable.

          3.    Exhibits

        The following documents are included or incorporated by reference in this Annual Report on Form 10-K:

2.1	Agreement and Plan of Merger, dated as of November 12, 2001, by and between First Community Bancorp and W.H.E.C., Inc. (Annex A to Registration Statement No. 333-76106 filed on From S-4/A on January 16, 2002 and incorporated herein by this reference).
2.2	Agreement and Plan of Merger, dated as of April 18, 2002, by and among First Community Bancorp, Pacific Western National Bank and Upland Bank (Appendix A to Registration Statement No. 333-91152 filed on Form S-4/A on July 17, 2002 and incorporated herein by this reference).
2.3	Agreement and Plan of Merger, dated as of May 13, 2002, by and between First Community Bancorp and Marathon Bancorp (Annex A to Registration Statement No. 333-91586 filed on Form S-4/A on July 17, 2002 and incorporated herein by this reference).
2.4	Agreement and Plan of Merger, dated as of April 25, 2002, by and among First Community Bancorp, Rancho Santa Fe National Bank and First National Bank (Annex A to Registration Statement No. 333-91898 filed on Form S-4/A on July 25, 2002 and incorporated herein by this reference).
2.5	Agreement and Plan of Merger, dated as of September 19, 2002 by and between First Community Bancorp and Bank of Coronado (Exhibit 2.1 to Form 10-Q filed on November 14, 2002 and incorporated herein by this reference).
3.1	Articles of Incorporation of First Community Bancorp, as amended to date (Exhibit 3.1 to Form 10-Q filed on November 14, 2002 and incorporated herein by this reference).
3.2	Bylaws of First Community Bancorp, as amended to date (Exhibit 4.2 to Form S-3 filed on June 11, 2002 and incorporated herein by this reference).
4.1	Indenture between State Street Bank and Trust Company of Connecticut, National Association and First Community Bancorp dated as of September 7, 2000 (Exhibit 10.6 of Form 10Q filed on November 13, 2000 and incorporated herein by this reference).
4.2	Indenture between First Community Bancorp as Issuer and Wilmington Trust Company as Trustee Dated as of November 28, 2001 (Exhibit 10.2 to Form 10-Q filed on May 15, 2002 and incorporated herein by this reference).
4.3	Indenture between State Street Bank and Trust Company of Connecticut, National Association, as Trustee and First Community Bancorp, as Issuer dated as of December 18, 2001 (Exhibit 10.5 to Form 10-Q filed on May 15, 2002 and incorporated herein by this reference).
4.4	Indenture between State Street Bank and Trust Company of Connecticut, National Association, as Trustee, and First Community Bancorp, as Issuer, dated as of June 26, 2002 (Exhibit 10.2 to Form 10-Q filed on August 14, 2002 and incorporated herein by this reference).
10.1*	First Community Bancorp 2000 Stock Incentive Plan; Form of Incentive Stock Option Agreement, Form of Nonstatutory Stock Option Agreement for directors and Form of Nonstatutory Stock Option agreement for consultants (Exhibit 10.1 to Form 10-Q filed on August 10, 2000 and incorporated herein by this reference).

10.2*	Directors' Deferred Compensation Plan (Exhibit 10.3 of Form 10-Q filed on August 10, 2000 and incorporated herein by this reference).
10.3	Revolving Credit Agreement and Pledge Agreement and Waiver, dated June 26, 2000 (Exhibit 10.2 to Form 10-Q filed on August 10, 2000 and incorporated herein by this reference).
10.4	First Amendment to Revolving Credit Agreement, dated as of January 12, 2001 (Exhibit 10.7 to Form 10-K filed on March 21, 2001 and incorporated herein by this reference).
10.5	Second Amendment and Waiver to Revolving Credit Agreement, dated as of June 25, 2001 (Exhibit 10.11 to Form 10-Q filed on August 10, 2001, and incorporated herein by this reference).
10.6	Third Amendment and Waiver to Revolving Credit Agreement, dated as of February 12, 2002 (Exhibit 10.11 to Form 10-K filed on March 29, 2002 and incorporated herein by this reference).
10.7	Fourth Amendment to Revolving Credit Agreement, dated as of February 11, 2003.
10.8	Amended and Restated Declaration of Trust of First Community/CA Statutory Trust I, dated September 7, 2000, By and Among State Street Bank and Trust Company of Connecticut, National Association as Institutional Trustee, First Community Bancorp, as Sponsor and Mark Christian and Arnold C. Hahn, as Administrators (Exhibit 10.5 of Form 10Q filed on November 13, 2000 and incorporated herein by this reference).
10.9	Guarantee Agreement By and Between First Community Bancorp and State Street Bank and Trust Company of Connecticut, National Association Dated as of September 7, 2000 (Exhibit 10.4 of Form 10Q filed on November 13, 2000 and incorporated herein by this reference).
10.10	Amended and Restated Declaration of Trust of First Community/CA Statutory Trust III, dated November 28, 2001 (Exhibit 10.1 to Form 10-Q filed on May 15, 2002 and incorporated herein by this reference).
10.11	Guarantee Agreement By and Between First Community Bancorp and Wilmington Trust Company Dated as of November 28, 2001 (Exhibit 10 to Form 10-Q filed on May 15, 2002 and incorporated herein by this reference).
10.12	Amended and Restated Declaration of Trust of First Community/CA Statutory Trust II By and Among State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee, First Community Bancorp, as Sponsor, and Matthew P. Wagner, Robert Borgman and Mark Christian, as Administrators, dated December 18, 2001 (Exhibit 10.4 to Form 10-Q filed on May 15, 2002 and incorporated herein by this reference).
10.13	Guarantee Agreement By and Between First Community Bancorp and State Street Bank and Trust Company of Connecticut, National Association Dated as of December 18, 2001 (Exhibit 10.3 to Form 10-Q filed on May 15, 2002 and incorporated herein by this reference).
10.14	Amended and Restated Declaration of Trust of First Community/CA Statutory Trust IV, dated June 26, 2002, By and Among State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee, First Community Bancorp, as Sponsor, and Matthew P. Wagner, Lynn M. Hopkins and Robert Borgman, as Administrators (Exhibit 10.1 to Form 10-Q filed on August 14, 2002 and incorporated herein by this reference).
10.15	Guarantee Agreement By and Between First Community Bancorp and State Street Bank and Trust Company of Connecticut, National Association Dated as of June 26, 2002 (Exhibit 10 to Form 10-Q filed on August 14, 2002 and incorporated herein by this reference).

10.16*	Form of Change in Control Severance Agreement applicable to the executive officers of First Community Bancorp, and certain senior officers of the First Community Bancorp and its subsidiaries.
10.17*	First Community Bancorp 2003 Executive Incentive Bonus Plan, dated February 5, 2003.
11.1	Statement re: Computation of Per Share Earnings (See Note 14 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K).
12.1	Statement re: Computation of Ratios (See "Item 6. Selected Financial Data" of this Annual Report on Form 10-K).
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.

*
Management contract or compensatory plan or arrangement.

        (b)  Reports on Form 8-K

        On January 29, 2003, the Company filed a Current Report on Form 8-K announcing results for the fourth quarter and fiscal year ended December 31, 2002.

        (c)  Exhibits

        The exhibits listed in Item 15(a)3 are incorporated by reference or attached hereto.

        (d)  Excluded Financial Statements

        Not Applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY BANCORP
Dated: March 25, 2003	By:	/s/ MATTHEW P. WAGNER Matthew P. Wagner (President and Chief Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Date
/s/ JOHN M. EGGEMEYER John M. Eggemeyer	Chairman of the Board of Directors	March 25, 2003
/s/ MATTHEW P. WAGNER Matthew P. Wagner	President, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2003
/s/ LYNN M. HOPKINS Lynn M. Hopkins	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 25, 2003
/s/ JEFFREY KRUMPOCH Jeffrey Krumpoch	Senior Vice President and Finance Manager (Principal Accounting Officer)	March 25, 2003
/s/ HAROLD W. CLARK Harold W. Clark	Director	March 25, 2003
/s/ STEPHEN M. DUNN Stephen M. Dunn	Director	March 25, 2003
/s/ BARRY C. FITZPATRICK Barry C. Fitzpatrick	Director	March 25, 2003
/s/ ROBERT E. HERRMANN Robert E. Herrmann	Director	March 25, 2003
/s/ TIMOTHY B. MATZ Timothy B. Matz	Director	March 25, 2003
/s/ ROBERT A. STINE Robert A. Stine	Director	March 25, 2003
/s/ DAVID S. WILLIAMS David S. Williams	Director	March 25, 2003

Certifications

I, Matthew P. Wagner, certify that:

  1.
  I have reviewed this annual report on Form 10-K of First Community Bancorp;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

By:	/s/ MATTHEW P. WAGNER Matthew P. Wagner President and Chief Executive Officer

I, Lynn M. Hopkins, certify that:

  1.
  I have reviewed this annual report on Form 10-K of First Community Bancorp;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

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
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Analysis of Average Rates and Balances
Analysis of Volume and Interest Rates
Certain Loans Repricing or Maturing As of December 31, 2002
Nonperforming Loans
Analysis of Allowance for Loan Losses
Allocation of Allowance for Loan Losses
Investment Portfolio
Analysis of Investment Yields and Maturities December 31, 2002
Analysis of Average Deposits
Maturity of Time Deposits of $100,000 or More
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Value of Portfolio Equity (Dollars in thousands)
Interest Rate Sensitivity December 31, 2002 Amounts Maturing or Repricing In
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Independent Auditors' Report
FIRST COMMUNITY BANCORP AND SUBSIDIARIES Consolidated Balance Sheets at December 31, 2002 and 2001
FIRST COMMUNITY BANCORP AND SUBSIDIARIES Consolidated Statements of Earnings for the Years ended December 31, 2002, 2001 and 2000
FIRST COMMUNITY BANCORP AND SUBSIDIARIES Consolidated Statements of Shareholders' Equity and Comprehensive Income for the Years ended December 31, 2002, 2001 and 2000
FIRST COMMUNITY BANCORP AND SUBSIDIARIES Consolidated Statements of Cash Flows for the Years ended December 31, 2002, 2001 and 2000
FIRST COMMUNITY BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2002 and 2001
Unaudited Combined Pro Forma Summary of Operations
Capital Requirements
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES