Form 10-Q
period 2003-03-31
FIRST COMMUNITY BANCORP /CA/
filed 2003-05-14
CIK 1102112

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b.2 of the Exchange Act). Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 12, 2003: 15,365,791 shares of common stock, no par value.

PART I—FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (unaudited)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(In thousands, except per share data)
Assets:
Cash and due from banks	$81,024	$97,666
Federal funds sold	22,500	26,700

Total cash and cash equivalents	103,524	124,366
Interest-bearing deposits in financial institutions	325	1,041
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	10,116	6,991
Securities held to maturity (fair value of $4,014 at 3/31/03 and $6,943 at 12/31/02)	3,786	6,684
Securities available-for-sale (amortized cost of $296,641 at 3/31/03 and $309,681 at 12/31/02)	299,263	312,183

Total securities	313,165	325,858
Gross loans	1,479,174	1,429,328
Deferred fees and costs	(4,112)	(4,932)

Loans, net of deferred fees and costs	1,475,062	1,424,396
Allowance for loan losses	(24,738)	(24,294)

Net loans	1,450,324	1,400,102
Premises and equipment, net	14,210	13,397
Other real estate owned, net	1,401	3,117
Deferred tax assets, net	14,511	15,673
Accrued interest	8,395	6,961
Goodwill	175,918	168,573
Core deposit intangible	19,603	19,477
Cash surrender value of life insurance	28,230	27,923
Other assets	10,993	9,389

Total Assets	$2,140,599	$2,115,877

Liabilities and Shareholders' Equity:
Liabilities:
Noninterest-bearing deposits	$676,118	$675,443
Interest-bearing deposits	1,089,242	1,081,178

Total deposits	1,765,360	1,738,621
Accrued interest payable and other liabilities	15,285	21,741
Short-term borrowings	—	1,223
Trust preferred securities	38,000	38,000

Total Liabilities	1,818,645	1,799,585
Shareholders' Equity:
Preferred stock; authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value; authorized 30,000,000 shares; issued and outstanding 15,354,619 and 15,297,037 at March 31, 2003 and December 31, 2002, respectively	292,463	291,803
Retained earnings	27,970	23,039
Accumulated other comprehensive income:
Unrealized gains on securities available-for-sale, net	1,521	1,450

Total Shareholders' Equity	321,954	316,292

Total Liabilities and Shareholders' Equity	$2,140,599	$2,115,877

Book value per share	$20.97	$20.68

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2003	2002
	(In thousands, except per share data)
Interest income:
Interest and fees on loans	$25,611	$11,848
Interest on interest-bearing deposits in financial institutions	3	3
Interest on investment securities	2,317	1,854
Interest on federal funds sold	67	239

Total interest income	27,998	13,944

Interest expense:
Interest expense on deposits	2,881	2,450
Interest expense on short-term borrowings	22	6
Interest expense on convertible debt	—	4
Interest expense on trust preferred securities	636	528

Total interest expense	3,539	2,988

Net interest income	24,459	10,956
Provision for loan losses	120	—

Net interest income after provision for loan losses	24,339	10,956

Noninterest income:
Service charges and fees on deposit accounts	2,134	1,115
Other commissions and fees	1,064	450
Gain on sale of loans	138	64
Increase in cash surrender value of life insurance	312	132
Other income	410	210

Total noninterest income	4,058	1,971

Noninterest expense:
Salaries and employee benefits	8,009	4,697
Occupancy	2,344	1,080
Furniture and equipment	772	640
Data processing	1,293	744
Other professional services	545	554
Business development	200	217
Communications	540	339
Stationary and supplies	165	121
Insurance and assessments	327	200
Cost of real estate owned	157	63
Core deposit intangible amortization	588	—
Other	1,260	636

Total noninterest expense	16,200	9,291

Income before income taxes	12,197	3,636
Income taxes	4,964	1,474

Net income	$7,233	$2,162

Per share information:
Number of shares (weighted average)
Basic	15,330.1	6,491.0
Diluted	15,775.9	6,774.0
Net income per share
Basic	$0.47	$0.33
Diluted	$0.46	$0.32

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Net income	$7,233	$2,162
Other comprehensive income, net of related income taxes:
Unrealized gains on securities:
Unrealized holding gains arising during the period	71	(347)

Comprehensive income	$7,304	$1,815

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Cash flows from operating activities:
Net income	$7,233	$2,162
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	2,218	721
Provision for loan losses	120	—
Gain on sale of OREO	(318)	(145)
Gain on sale of loans	(138)	(64)
Real estate valuation adjustments	153	—
Proceeds from sale of loans	2,146	—
Loss on sale of premises and equipment	—	10
Increase (decrease) in other assets	7	(266)
Decrease in accrued interest payable and other liabilities	(10,993)	(3,366)
Dividend on FHLB stock	(7)	(21)

Net cash provided by (used in) operating activities	421	(969)
Cash flows from investing activities:
Net cash and cash equivalents acquired in acquisition of:
Bank of Coronado	372	—
Pacific Western Bank	—	1,401
WHEC	—	24,853
Net decrease (increase) in loans outstanding	11,541	(9,311)
Net decrease in interest-bearing deposits in financial institutions	816	250
Maturities of securities held-to-maturity	2,880	728
Securities available-for-sale:
Proceeds from sale	7,367	—
Maturities	57,678	13,274
Purchases	(50,563)	—
Net (purchases) sales in FRB and FHLB stock	(2,693)	364
Proceeds from sale of OREO	1,881	1,866
Purchases of premises and equipment, net	(1,330)	(749)
Proceeds from sale of premises and equipment	—	22

Net cash provided by investing activities	27,949	32,698
Cash flows from financing activities:
Net increase (decrease) in deposits:
Non interest-bearing	1,596	26,744
Interest-bearing	(47,943)	(31,543)
Proceeds from Rights offering	—	23,000
Proceeds from exercise of stock options	660	256
Net (decrease) increase in short-term borrowings	(1,223)	3,288
Cash dividends paid	(2,302)	(582)

Net cash (used in) provided by financing activities	(49,212)	21,163

Net (decrease) increase in cash and cash equivalents	(20,842)	52,892
Cash and cash equivalents at beginning of period	124,366	104,703

Cash and cash equivalents at end of period	$103,524	$157,595

Supplemental disclosure of cash flow information:
Cash paid during period for interest	3,584	2,812
Cash paid during period for income taxes	950	—
Transfer from loans to other real estate owned	—	1,400
Conversion of convertible debt	—	17

Supplemental Disclosure of Acquisitions:

	Three Months Ended March 31,
	2003	2002
	Bank of Coronado	Pacific Western National Bank	WHEC, Inc.
	(In thousands)
Assets Acquired:
Cash and cash equivalent	$11,974	$38,026	$24,853
Interest-bearing deposits in financial institutions	100	—	450
Investment securities	2,699	20,644	24,393
Loans	63,891	193,042	92,526
Premises and equipment	261	3,042	1,185
Goodwill	7,186	19,166	13,627
Core deposit intangible	714	3,646	4,182
Other assets	1,600	3,922	4,320

	88,425	281,488	165,536

Liabilities Assumed:
Noninterest-bearing deposits	(17,079)	(42,662)	(47,030)
Interest-bearing deposits	(56,007)	(196,204)	(87,768)
Accrued interest payable and other liabilities	(3,737)	(5,997)	(6,215)

	(76,823)	(244,863)	(141,013)

Cash paid for common stock	11,602	36,625	—
Fair value of common stock issued for common stock	—	—	24,523

Total consideration paid	$11,602	$36,625	$24,523

See "Notes to Unaudited Condensed Consolidated Financial Statements."

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

NOTE 1—BASIS OF PRESENTATION

Organization and Nature of Operations.

        First Community Bancorp ("First Community" on a parent-only basis and the "Company", "we" or "our" on a consolidated basis) is the holding company for First National Bank ("First National") and Pacific Western National Bank ("Pacific Western" and together with First National, the "Banks"). The Banks are full-service community banks offering a broad range of banking products and services including: originating commercial loans, real estate and construction loans, Small Business Administration ("SBA") loans and consumer loans, along with accepting demand and time deposits and providing other services including foreign exchange and escrow services. We extend credit to customers located primarily in the counties we serve and, through certain programs, we also extend credit to businesses located in Mexico. We focus on providing commercial banking services to small and medium-size businesses through 32 full-service banking offices located in Los Angeles, Orange, Riverside, San Bernadino and San Diego counties. The Company, through the Banks, derives its income primarily from the interest received on the various loan products, interest on investment securities, and fees from providing deposit services and extending credit.

        We have completed six acquisitions since December 31, 2001. All the acquisitions were accounted for using the purchase accounting method and accordingly the results of operations for each acquisition have been included in the consolidated financial statements since the dates of the respective acquisitions.

Consolidation and Basis of Presentation.

        The consolidated financial statements include the accounts of First Community and its subsidiaries. The unaudited condensed consolidated financial statements of the Company included herein have been prepared in conformity with accounting principles generally accepted in the United States of America. Our financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. Certain reclassifications have been made to the unaudited condensed consolidated financial statements for 2002 to conform to the 2003 presentation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

        The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2002.

Use of Estimates.

        The preparation of unaudited condensed consolidated financial statements requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable for such circumstances; however, actual results may differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Material estimates subject to change include, among other items, the allowance for loan losses and the carrying value of other real estate owned, the deferred tax asset and goodwill.

Critical Accounting Policies.

        The accounting policies that involve significant estimates and assumptions by management and which may have a material impact on the carrying value of certain assets and liabilities are considered critical accounting policies. We have identified our policy for allowance for loan losses, our estimate of the fair value of financial instruments and our calculation of goodwill and other intangible assets as critical accounting policies. Please see the sections entitled "—Allowance for Loan Losses" in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, and "Note 7—Goodwill and Other Intangible Assets" for a discussion related to these policies. Our significant and critical accounting policies and practices are also described in further detail in Note 1 to our consolidated financial statements filed on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

NOTE 2—ACQUISITIONS

        The Company has made the following acquisitions since January 1, 2002:

Acquisition	Date acquired	Assets acquired
Pacific Western National Bank	January, 2002	$259 million
W.H.E.C., Inc.	March 2002	$148 million
Upland Bank	August, 2002	$112 million
Marathon Bancorp	August, 2002	$111 million
First National Bank	September, 2002	$688 million
Bank of Coronado	January, 2003	$80 million

Pacific Western National Bank Acquisition.

        On January 31, 2002, we acquired Pacific Western National Bank. References to Pacific Western National Bank refer to the bank acquired on January 31, 2002. The shareholders and option holders of Pacific Western National Bank were paid approximately $36.6 million in cash. Upon completion of the acquisition, Pacific Western National Bank and First Community Bank of the Desert were merged with First Professional Bank. The resulting bank operates as Pacific Western and is headquartered in Santa Monica, California. When we refer to Pacific Western, we are referring to the surviving bank formed through the merger of Pacific Western National Bank, First Community Bank of the Desert and First Professional Bank.

W.H.E.C., Inc. Acquisition.

        On March 7, 2002, we acquired W.H.E.C., Inc. ("WHEC"), the holding company of Capital Bank of North County ("Capital Bank"). The Company issued 1,043,999 shares of our common stock in exchange for all of the outstanding common shares and options of WHEC. At the time of the merger, Capital Bank was merged into Rancho Santa Fe National Bank.

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

First National Bank Acquisition.

        On September 10, 2002, we acquired First National Bank. We issued 2,762,540 shares of our common stock and $74.5 million in cash in exchange for all of the outstanding preferred shares, common shares, warrants and options of First National Bank. The aggregate purchase price of First National Bank amounted to approximately $155.6 million. At the time of the merger, First National Bank was merged into Rancho Santa Fe National Bank and renamed First National Bank. When we refer to First National, we are referring to the surviving bank formed through the merger of First National Bank and Rancho Santa Fe National Bank.

Bank of Coronado.

        On January 9, 2003, we acquired Bank of Coronado, an $80.1 million-asset bank with three branches located in San Diego County. We paid $11.6 million in cash in exchange for all of the outstanding common shares and options of Bank of Coronado. At the time of the merger, Bank of Coronado was merged into First National.

Verdugo Banking Company.

        On April 17, 2003, we announced the signing of a definitive agreement and plan of merger to acquire all the outstanding common stock of Verdugo Banking Company, a one branch bank located in Glendale, California with approximately $169.0 million in assets as of December 31, 2002. We agreed to pay approximately $34.9 million in cash to settle the transaction, which is expected to close during the third quarter of 2003, subject to regulatory and shareholder approval.

NOTE 3—NET INCOME PER SHARE

        The following is a summary of the calculation of basic and diluted net income per share for the three months ended March 31, 2003 and 2002:

	For the Three Months Ended March 31,
	2003	2002
	(In thousands, except per share data)
Net income used for basic net income per share	$7,233	$2,162
Convertible debt interest expense, net of taxes	—	2

Adjusted net income used for diluted net income per share	$7,233	$2,164

Weighted average shares outstanding used for basic net income per share	15,330.1	6,491.0
Effect of dilutive stock options and warrants	445.8	254.7
Effect of convertible debt	—	28.3

Diluted weighted average shares outstanding	15,775.9	6,774.0

Basic net income per share	$0.47	$0.33

Diluted net income per share	$0.46	$0.32

NOTE 4—STOCK OPTIONS

        The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. Under APB No. 25, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. Under the fair value method, compensation expense is recorded over the vesting period based on the fair value of the equity instrument granted to employees. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has provided below the pro forma disclosures required by SFAS No. 148.

        Had we determined compensation expense based on the fair value at the grant date for our stock options under SFAS No. 123, our net income would have been reduced to the pro forma amounts indicated below:

	For the Three Months Ended March 31,
	2003	2002
	(In thousands, except per share data)
Reported net income	$7,233	$2,162
Stock-based compensation expense, net of tax	173	71

Pro forma net income	$7,060	$2,091

Basic net income per share as reported	$0.46	$0.32
Pro forma basic net income per share	$0.46	$0.32
Diluted net income per share as reported	$0.47	$0.33
Pro forma diluted net income per share	$0.45	$0.31

NOTE 5—LONG-TERM DEBT

Trust Preferred Securities

        The Company had an aggregate of $38.0 million in trust preferred securities outstanding at March 31, 2003. Each of the series of trust preferred securities issued has a maturity of thirty years from its date of issue. These securities are considered Tier 1 capital for regulatory purposes and were issued primarily to fund several of our acquisitions.

        In September 2000, we issued $8.0 million of trust preferred securities bearing a fixed interest rate of 10.60%. In November 2001, we issued $10.0 million of trust preferred securities bearing a variable interest rate, which is reset semi-annually, at the 6-Month LIBOR plus 3.75%, provided the rate will not exceed 11.00% through December 2006. The current rate is 5.17% and the next interest rate reset date is June 8, 2003. In December 2001, we issued another $10.0 million of trust preferred securities bearing a variable interest rate, which is reset quarterly, at the 3-Month LIBOR plus 3.60%, provided the rate will not exceed 12.50% through December 2006. The current interest rate is 4.88% and the next interest rate reset date is June 18, 2003. In June 2002, we issued $10.0 million of trust preferred securities bearing a variable interest rate, which is reset quarterly, at the 3-Month LIBOR plus 3.55%, provided the rate will not exceed 11.95% through June 2007. The current rate is 4.84% and the next interest rate reset date is June 26, 2003.

Convertible Debt

        In January 2001, we acquired $679,000 of convertible debt in the acquisition of Professional Bancorp. As of March 31, 2002, the amount of convertible debt outstanding was $654,000. We exercised our right to redeem this convertible debt effective September 1, 2002. Each holder of the convertible debt had the option to elect to receive, upon redemption, (i) one share of Company common stock for each $23.088 of principal outstanding held by such holder or (ii) an amount in cash equal to such holder's redemption amount. Based on the election of each convertible debt holder, we issued 23,374 shares of common stock and paid approximately $114,000 to redeem this convertible debt.

NOTE 6—PRO FORMA INFORMATION FOR PURCHASE ACQUISITIONS

        The following table presents our unaudited pro forma results of operations for the three months ended March 31, 2002 as if the acquisitions of Pacific Western National Bank, WHEC, Upland Bank, Marathon Bancorp and First National Bank, and Bank of Coronado had been effective on January 1, 2002. The unaudited pro forma combined summary of operations is intended for informational purposes only and is not necessarily indicative of the operating results that would have occurred had these acquisitions been in effect for the period presented. The unaudited pro forma results of operations for the three months ended March 31, 2003 for the effect of the Bank of Coronado acquisition is not presented because it is immaterial.

For the Three Months Ended March 31, 2002
(In thousands, except per share information)
Interest income	$30,796
Interest expense	8,070

Net interest income	22,726
Provision for loan losses	1,100

Net interest income after provision for loan losses	21,626
Noninterest income	4,977
Noninterest expense	21,318

Income before income taxes	5,285
Income taxes	1,973

Net income from continuing operations	$3,312

Net income per share from continuing operations:
Basic	$0.22

Diluted	$0.21

Weighted average shares outstanding:
Basic	15,196.2
Diluted	15,477.2

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

        We adopted Statement of Financial Accounting Standards, No. 142 Goodwill and Other Intangible Assets, or SFAS No. 142 on January 1, 2002. Goodwill and intangible assets arise from purchase business combinations and SFAS No. 142 requires all business combinations to be accounted for under the purchase method of accounting. SFAS No. 142 addresses the initial recognition and measurement of goodwill and other intangible assets acquired as a result of a business combination and the recognition and measurement of those assets subsequent to acquisition. Under SFAS No. 142, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized, but instead will be tested for impairment annually, or more frequently, whenever certain events occur.

        SFAS No. 142 also requires intangible assets with definite lives, such as core deposit intangibles, to be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. We determined the value of a core deposit intangible related to each of the acquisitions of Pacific Western National Bank, WHEC, Upland Bank, Marathon Bancorp, First National Bank, and Bank of Coronado. We recorded the aggregate value of the core deposit intangible separate from goodwill and we are amortizing it over its estimated useful life of 10 years. The amortization expense represents the estimated decline in the value of the underlying deposits acquired. We recorded an expense of approximately $588,000 for the three months ended March 31, 2003, and none in the same period ended March 31, 2002. We estimate the expense related to this core deposit intangible will range from $2.0 million to $2.3 million per year for the next five years.

        The changes in the carrying amount of goodwill and core deposit intangible for the three months ended March 31, 2003 are as follows:

	Goodwill	Core Deposit Intangible
	(In thousands)
Balance as of December 31, 2002	$168,573	$19,477
Acquired during 2003	7,186	714
Core deposit intangible amortization	—	(588)
Adjustment to goodwill acquired in 2002	159	—

Balance as of March 31, 2003	$175,918	$19,603

NOTE 8—DIVIDEND APPROVAL

        On April 23, 2003, our Board of Directors approved a quarterly dividend of $0.15 per common share which is payable on May 30, 2003 to shareholders of record on May 16, 2003.

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

  •
  Continuing effects on the economy from the terrorist attacks in the United States on September 11, 2002 and the ongoing war on terrorism.

        We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Overview

        First Community Bancorp (the "Company," "we" or "our") is the holding company for two wholly-owned banking subsidiaries, First National and Pacific Western. The Banks are full-service community banks offering a broad range of banking products and services including: originating commercial loans, real estate and construction loans, Small Business Administration ("SBA") loans, and consumer loans, along with accepting demand and time deposits and providing other services including foreign exchange and escrow services. We extend credit to customers located primarily in the counties we serve and, through certain programs, we also extend credit to businesses located in Mexico. We focus on providing commercial banking services to small and medium-size businesses through 32 full-service banking offices located in Los Angeles, Orange, Riverside, San Bernadino and San Diego counties. The Company, through the Banks, derives its income primarily from the interest received on the various loan products, interest on investment securities, and fees from providing deposit services and extending credit.

        At March 31, 2003, we had total assets of $2,140.6 million, gross loans of $1,479.2 million, deposits of $1,765.4 million and equity of $322.0 million. We have completed six acquisitions since December 31, 2001. All acquisitions were accounted for using the purchase accounting method and accordingly the results of operations from each acquisition have been included in the consolidated financial statements since the date of the respective acquisition.

        Since December 31, 2002, our total assets have increased by approximately $24.7 million, or 1%, which is attributable mostly to the increase in assets due to the Bank of Coronado acquisition during the first quarter, offset by the planned elimination of lower quality loans that remained from our 2002 acquisitions. Loans, net of deferred fees and costs, increased by $50.7 million, or 3.6%, since year-end 2002. This increase is due primarily to the acquisition of Bank of Coronado, offset by the above mentioned planned reductions of acquired loans. Our total deposits increased by approximately $26.7 million, or 1.5%, since year-end 2002 which represents primarily deposits acquired in the Bank of Coronado acquisition, offset by expected deposit run-off due to the lowering of interest rates paid on interest-bearing deposit accounts. Noninterest-bearing deposit accounts as a percentage of total deposits was 38.3% at March 31, 2003 compared to 38.9% at December 31, 2002. Our loan-to-deposit ratio at March 31, 2003 was 83.6% compared to 81.9% as of December 31, 2002.

        The following sections contain tables and data setting forth certain statistical information relating to the Company as of March 31, 2003, and for the three months ended March 31, 2003 and March 31, 2002. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto as of March 31, 2003 included herein, and the consolidated financial statements and notes thereto included in our consolidated financial statements filed on Form 10-K for the year ended December 31, 2002.

Results of Operations

        The following table presents our key performance indicators for the three months ended March 31, 2003 and 2002 and the basis for calculating these indicators:

	For the Three Months Ended March 31,
	2003	2002
	(In thousands, except percentages and per share information)
Net income	$7,233	$2,162
Average Assets	$2,179,876	$988,345
Average Equity	$318,077	$68,205
Share information:
Weighted average basic number of shares	15,330.1	6,491.0
Weighted average diluted number of shares	15,775.9	6,774.0
Profitability measures:
Basic net income per share	$0.47	$0.33
Diluted net income per share	$0.46	$0.32
Return on average assets	1.35%	0.89%
Return on average equity	9.2%	12.9%
Efficiency ratio	56.8%	71.9%

        First quarter analysis.    Consolidated net income for the three months ended March 31, 2003 was $7.2 million, or $0.46 per diluted share, an increase of $5.1 million, or 235%, for the same period of 2002. Net income for the three months ended March 31, 2002 was $2.2 million or $0.32 per diluted share. Our return on average assets was 1.35% for the first quarter of 2003 versus 0.89% for the first quarter of 2002. The increase in diluted net income per share and return on average assets for the first quarter of 2003 compared to the same quarter of 2002 relates primarily to the accretive nature of our acquisition activity. This includes, among other things, cost consolidation as acquired banks are converted to our operating platform, other expense reductions as operating efficiencies are accomplished, including branch consolidations, and an increase in our net interest margin. The efficiency ratio (noninterest expense divided by net interest income plus noninterest income) is a measure of how effective we are at managing our expense dollars. A lower or declining ratio indicates improving efficiency. The efficiency ratio improved to 56.8% during the first quarter of 2003 compared to 71.9% for the same period in 2002. The improvement resulted from our revenues increasing 123% while our noninterest expense grew only 74% for the first quarter of 2003 when compared to the first quarter of 2002.

        Net Interest Income.    Net interest income is the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Our balance sheet is asset sensitive and as such, a falling interest rate environment places downward pressure on our net interest margin while conversely, our net interest margin tends to expand in a rising interest rate environment. The majority of our earning assets are tied to market rates, such as the prime rate, and therefore rates on our earning assets generally reprice along with a movement in market rates while interest-bearing liabilities, mainly deposits, tend to reprice more slowly and usually incorporate only a portion of the movement in market rates. However, despite the decline in market interest rates during the latter part of 2002, we were able to increase our net interest margin for the first quarter of 2003 when compared to the same period of 2002. Our net interest margin for the first quarter of 2003 increased 14 basis points to 5.41% from 5.27% for the first quarter of 2002.

        The following tables provide information concerning average interest-earning assets and interest-bearing liabilities and yields and rates thereon for the three months ended March 31, 2003 and March 31, 2002. Nonaccrual loans are included in the average earning assets amounts.

	For the Three Months Ended March 31, 2003			For the Three Months Ended March 31, 2002
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of deferred fees and costs	$1,482,473	$25,611	7.01%	$655,196	$11,848	7.33%
Investment securities(1)	324,790	2,317	2.89%	143,712	1,854	5.23%
Federal funds sold	24,248	67	1.12%	44,771	239	2.16%
Other earning assets	2,033	3	0.60%	190	3	6.40%

Total interest-earning assets	1,833,544	27,998	6.19%	843,869	13,944	6.70%
Noninterest-earning assets:
Other assets	346,332			144,476

Total assets	$2,179,876			$988,345

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits
Interest-bearing demand	$162,843	87	0.22%	$89,916	81	0.36%
Money market	554,120	984	0.72%	251,962	764	1.23%
Savings	78,171	130	0.68%	37,843	43	0.46%
Time	323,481	1,680	2.11%	172,066	1,563	3.68%

Total interest-bearing deposits	1,118,615	2,881	1.04%	551,787	2,450	1.80%
Other interest-bearing liabilities	42,443	658	6.29%	30,767	538	7.10%

Total interest-bearing liabilities	1,161,058	3,539	1.24%	582,554	2,988	2.08%
Noninterest-bearing liabilities:
Demand deposits	670,968			324,496
Other liabilities	29,773			13,090

Total liabilities	1,861,799			920,140
Shareholders' equity	318,077			68,205

Total liabilities and shareholders' equity	$2,179,876			$988,345

Net interest income		$24,459			$10,956

Net interest spread			4.95%			4.62%

Net interest margin			5.41%			5.27%

(1)
Includes tax-exempt securities. The tax equivalent computation is excluded as the impact is not significant.

        First quarter analysis.    Net interest income increased 123%, or $13.5 million, to $24.5 million for the first quarter of 2003 from $11.0 million for the first quarter of 2002 due largely to a 117%, or $989.7 million, increase in average earning assets to $1,833.5 million for the first quarter of 2003. This increase is largely the result of the earning assets acquired through our acquisition activity. Average loans, net of fees and costs increased by 126%, or $827.3 million to $1,482.5 million for the first quarter of 2003 from $655.2 million for the same period of 2002. This increase is also largely the result of loans acquired through acquisition activity.

        Interest income increased 101%, or $14.1 million, to $28.0 million for the first quarter 2003 compared to $13.9 million for the first quarter of 2002. In addition to the increase in interest-earning assets during the first quarter of 2003, we shifted a higher proportion of our earning assets to loans, which typically yield a higher return, from investments and Federal funds sold. Average loans as a percentage of average earning assets increased to 80.9% for the first quarter of 2003 as compared 77.6% for the first quarter of 2002. Further, we increased our average loan to deposit ratio to 82.8% for the first quarter of 2003 as compared to 74.8% for the first quarter of 2002. Despite the shift in the composition of earning assets, the yield on interest-earning assets decreased 51 basis points as loan yields declined to 7.01% in the first quarter of 2003 from 7.33% for the first quarter of 2002 due primarily to the decline in the overall interest rate environment.

        Interest expense increased 18.4%, or $551,000, to $3.5 million for the first quarter of 2003 from $3.0 million for the same period of 2002. Interest-bearing liabilities increased 99.3%, or $578.5 million, to $1,161.1 million for the first quarter of 2003 from $582.6 million for the same period of 2002. Interest-bearing deposits increased 103%, or $566.8 million, to $1,118.6 million for the first quarter of 2003 from $551.8 million for the same period of 2002. The increase in interest-bearing deposits is largely the result of our acquisition activity. The cost of our average interest-bearing liabilities declined to 1.24% for the first quarter of 2003 from 2.08% for the same period of 2002. This 84 basis point decline is largely due to our ability to decrease the rates we pay for these deposits given the declining interest rate environment which occurred in 2002, as well as shift our interest-bearing deposits away from the higher costing time deposits. As a percentage of average interest-bearing deposits, time deposits declined to 28.9% for the first quarter of 2003, down from 31.2% for the same period of 2002. A substantial percentage of our funding sources are noninterest-bearing demand deposits which represented 37.5% of average total deposits for the first quarter of 2003, a slight increase over the 37.0% average for the first quarter of 2002. Maintaining this percentage of noninterest-bearing demand deposits to total deposits, coupled with the decline in the cost of interest-bearing deposits, lowered our overall cost of deposits to 0.65% for the first quarter of 2003 from 1.13% for the same period of 2002.

Noninterest Income.

        The following table summarizes noninterest income by category for the periods indicated:

	For the three months ended(1)
	March 31, 2003	December 31, 2002	September 30, 2002	March 31, 2002
	(In thousands)
Service charges and fees on deposit accounts	$2,134	$2,190	$1,546	$1,115
Other commissions and fees	1,064	1,290	396	450
Gain on sale of loans	138	125	54	64
Increase in cash surrender value of life insurance	312	252	188	132
Other income	410	346	349	210

Noninterest income, before effects of dealer loans and securities sales	4,058	4,203	2,533	1,971
Loss on sale of indirect dealer loans	—	(703)	—	—
Gain on sale of securities	—	1,608	—	—

Total noninterest income	$4,058	$5,108	$2,533	$1,971

(1)
Our quarterly results include Pacific Western National Bank subsequent to January 31, 2002; WHEC subsequent to March 7, 2002; Upland Bank subsequent to August 22, 2002; Marathon

  Bancorp subsequent to August 23, 2002; First National Bank subsequent to September 10, 2002; and Bank of Coronado subsequent to January 9, 2003.

        First quarter analysis.    Total noninterest income increased to $4.1 million for the first quarter of 2003, compared to $2.0 million for the same period of 2002. The increase in noninterest income is due primarily to the increase in service charges and fees on deposit accounts as we increased our deposit base through several acquisitions completed since first quarter of 2002. Additionally, other commissions and fees increased $614,000 for the first quarter of 2003 over the same period of 2002. This category includes income derived from foreign exchange fees and escrow fees which we are now generating due to the First National Bank and Bank of Coronado acquisitions. Service charge income decreased from the fourth quarter of 2002 due primarily to the deferral of March 2003 service charges to the second quarter necessitated by the March 2003 conversion of First National Bank onto the Company's operating platform. Other commissions and fees decreased in the first quarter of 2003 from the fourth quarter of 2002 partially as a result of decreased merchant processing income due to the remaining merchant card processing customers being migrated to other processors. Total noninterest income decreased by $1.1 million from the fourth quarter of 2002. This decrease is primarily due to the fourth quarter of 2002 including a net gain of $905,000 related to the sale of investment securities, offset partially by the loss on the sale of indirect dealer loans.

Noninterest Expense.

        The following table summarizes noninterest expense by category for the periods indicated:

	For the three months ended(1)
	March 31, 2003	December 31, 2002	September 30, 2002	March 31, 2002
	(Dollars in thousands)
Salaries and employee benefits	$8,009	$9,775	$6,906	$4,697
Occupancy	2,344	2,442	1,694	1,080
Furniture and equipment	772	746	836	640
Data processing	1,293	1,386	841	744
Other professional services	545	914	668	554
Business development	200	282	275	217
Communications	540	962	509	339
Stationary and supplies	165	251	237	121
Insurance and assessments	327	364	280	200
Cost of OREO	157	435	8	63
Other	1,260	1,808	1,271	636

Total noninterest expense before intangible amortization	15,612	19,365	13,525	9,291
Core deposit intangible amortization	588	692	238	—

Total noninterest expense	$16,200	$20,057	$13,763	$9,291

Efficiency ratio	56.8%	65.2%	67.2%	71.9%
Noninterest expense as a percentage of average assets	2.96%	3.68%	3.56%	3.76%

(1)
Our quarterly results include Pacific Western National Bank subsequent to January 31, 2002; WHEC subsequent to March 7, 2002; Upland Bank subsequent to August 22, 2002; Marathon Bancorp subsequent to August 23, 2002; First National Bank subsequent to September 10, 2002; and Bank of Coronado subsequent to January 9, 2003.

        First quarter analysis.    Noninterest expense totaled $16.2 million for the quarter ended March 31, 2003, compared to $20.1 million for the fourth quarter of 2002 and $9.3 million for the first quarter of 2002. Noninterest expense increased $7.1 million in the first quarter of 2003 as compared to the first quarter of 2002 due primarily to the six acquisitions completed since December 31, 2001. Noninterest expense decreased by $3.9 million from the fourth quarter of 2002 primarily as a result of expense consolidations, particularly those achieved after converting acquired institutions to our operating platform. Noninterest expense for the first quarter of 2003 includes core deposit intangible amortization expense of $588,000, which relates to the underlying deposits from the acquisitions of Pacific Western National Bank, Capital Bank, Upland Bank, Marathon Bank, First National Bank, and Bank of Coronado. We estimate the amortization expense for 2003 will range between $2.0 million and $2.3 million. There was no amortization recorded in the first quarter of 2002 while we calculated the core deposit intangible assets relating to the Pacific Western National Bank and WHEC acquisitions.

        The ratio of noninterest expense to average assets was 2.96% in the first quarter of 2003, 3.68% in the fourth quarter of 2002 and 3.76% in the first quarter of 2002. We converted Marathon Bank to our operating platform in the fourth quarter of 2002, First National Bank to our operating platform in the first quarter of 2003, and anticipate converting Bank of Coronado to our operating platform in the second quarter of 2003.

        Income Taxes.    Our normal effective income tax rate is approximately 42.0%, representing a blend of the statutory Federal income tax rate of 35.0% and the California income tax rate of 10.84%. Due to the deductibility of income on certain investments our actual effective income tax rates were 40.7% and 40.5% for the three months ended March 31, 2003 and 2002, respectively.

Balance Sheet Analysis

        Loans.    Our net income is dependent on several factors including loan growth. The Company believes that the demand for loans continues to be strong in our primary market areas. However, the demand for loans is tempered by the highly competitive banking marketplace, our desire to maintain strong credit quality standards and concerns regarding the national economy. The following table presents the balance of each major category of loans at the dates indicated:

	At March 31, 2003		At December 31, 2002
	Amount	% of loans	Amount	% of loans
	(Dollars in thousands)
Loan Category:
Domestic:
Commercial	$382,973	26%	$382,584	27%
Real estate, construction	379,150	26%	354,296	25%
Real estate, mortgage	611,871	41%	578,556	40%
Consumer	26,225	2%	35,393	3%
Foreign:
Commercial	60,253	5%	59,995	4%
Other	18,702	—	18,504	1%

Gross loans	1,479,174	100%	1,429,328	100%
Less allowance for loan losses	(24,738)		(24,294)
Less deferred fees and costs	(4,112)		(4,932)

Total net loans	$1,450,324		$1,400,102

        Net loans increased 3.6%, or $50.2 million to $1,450.3 million for the quarter ended March 31, 2003 from year-end 2002. This increase is attributable to the loans acquired in the Bank of Coronado acquisition less the planned run-off of loans that came into our loan portfolio through our acquisitions.

        Allowance for Loan Losses.    We have established a monitoring system for loans in order to identify impaired loans and potential problem loans and to permit our periodic evaluation of impairment and the adequacy of the allowance for loan losses. The monitoring system and allowance for loan losses methodology have evolved over a period of years, and loan classifications have been incorporated into the determination of the allowance for loan losses. This monitoring system and allowance methodology include a loan-by-loan analysis for all classified loans as well as loss factors for the balance of the portfolio that are based on migration analysis relative to our unclassified portfolio. This analysis includes such factors as historical loss experience, current portfolio delinquency and trends and other inherent qualitative risk factors such as acquisition risk, economic conditions, portfolio concentration risk, internal loan review, and management oversight.

        The following table presents the changes in our allowance for loan losses for the periods indicated:

	As of or for the Periods Ended
	3 Months 3/31/03	Year 12/31/02	3 Months 3/31/02
	(Dollars in thousands)
Balance at beginning of period	$24,294	$11,209	$11,209
Loans charged off:
Commercial	(1,131)	(2,764)	(775)
Real estate—construction	—	—	—
Real estate—mortgage	—	(537)	—
Consumer	(538)	(1,488)	(264)
Foreign	—	—	—

Total loans charged off	(1,669)	(4,789)	(1,039)

Recoveries on loans charged off:
Commercial	1,199	2,036	400
Real estate—construction	—	—	—
Real estate—mortgage	—	737	—
Consumer	161	418	29
Foreign	—	6	—

Total recoveries on loans charged off	1,360	3,197	429

Net loans charged off	(309)	(1,592)	(610)
Provision for loan losses	120	—	—
Additions due to acquisitions	633	14,677	2,964

Balance at end of period	$24,738	$24,294	$13,563

Ratios:
Allowance for loan losses to loans, net	1.68%	1.71%	1.70%
Allowance for loan losses to nonaccrual loans and leases	179.9%	237.8%	218.6%
Allowance for loan losses to nonperforming assets	163.3%	182.2%	149.6%
Annualized net charge offs to average loans	0.08%	0.16%	0.38%

        The percentage of allowance for loan losses to loans, net of deferred fees and costs, was 1.68% at March 31, 2003, down from 1.71% at December 31, 2002, a decrease of three basis points for the quarter and was attributable to the reduced ratio acquired in the Bank of Coronado acquisition.

        Net charge offs were $309,000 during the three months ended March 31, 2003 resulting from charge offs of $1.7 million and recoveries of $1.4 million during the period. The allowance for loan losses increased by $444,000 to $24.7 million at March 31, 2003 from $24.3 million at December 31, 2002. The amount of allowance acquired through the Bank of Coronado acquisition in 2003 totaled $633,000. The ratio of the allowance for loan losses to nonperforming assets stood at 163.3% as of March 31, 2003 compared to 182.2% as of December 31, 2002. Further, the allowance for loan losses as a percentage of nonaccrual loans was 179.9% at March 31, 2003 compared to 237.8% at December 31, 2002. The decrease in these ratios is partially attributable to the $2.1 million of nonaccrual loans acquired in the Bank of Coronado acquisition and one $1.8 million loan being placed on nonaccrual during the quarter, which was unrelated to the Bank of Coronado acquisition and was paid in full in April 2003. Excluding the $1.8 million credit, which has been subsequently paid-off, the allowance for loan losses as a percentage of nonaccrual loans at March 31, 2003 would have been 207.0%. Management believes that the allowance for loan losses at March 31, 2003 is adequate.

        We maintain an allowance for loan losses at an amount which we believe is sufficient to provide adequate protection against losses in the portfolio. Management's periodic evaluation of the adequacy of the allowance is based on such factors as the Company's past loan loss experience, known and inherent risks in the portfolio that may affect the borrower's ability to repay, the estimated value of underlying collateral, and economic conditions. Management utilizes information currently available to evaluate the allowance for loan losses, however, the allowance for loan losses is subjective in nature and may be adjusted in the future depending on changes in economic conditions or other factors. Although management has established an allowance for loan losses that it considers adequate, there can be no assurance that the established allowance for loan losses will be sufficient to offset losses on loans in the future.

        Credit Quality.    We define nonperforming assets to include (i) loans past due 90 days or more and still accruing; (ii) loans which have ceased accruing interest which we refer to as "nonaccrual loans"; and (iii) assets acquired through foreclosure, including other real estate owned. "Impaired loans" are loans for which it is probable that we will not be able to collect all amounts due according to the original contractual terms of the loan agreement. The category of "impaired loans" is not coextensive with the category of "nonaccrual loans," although the two categories overlap. Nonaccrual loans include impaired loans and are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days. We may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan as impaired if it is probable that we will collect all amounts due in accordance with the original contractual terms of the loan.

        Management is not aware of any additional significant loss potential that has not already been included in the estimation of the allowance for loan losses. Loans past due 90 days and still accruing represent loans which are past due 90 days or more as to interest or principal, but not included in the nonaccrual or restructured categories. As of March 31, 2003, we had no loans past due 90 days and still accruing.

        The following table shows the historical trends in our loans, allowance for loan losses, nonperforming assets and key credit quality statistics as of and for the periods indicated:

	As of or for the Periods Ended
	3 Months 3/31/03	Year 12/31/02	9 Months 9/30/02	6 Months 6/30/02	3 Months 3/31/02
	(Dollars in thousands)
Loans, net of deferred fees and costs	$1,475,062	$1,424,396	$1,505,049	$881,766	$798,714
Allowance for loan losses	24,738	24,294	24,024	13,136	13,563
Average loans, net of deferred fees and costs	1,482,473	1,023,699	857,211	755,002	655,196
Loans past due 90 days or more and still accruing	$—	$—	$—	$—	$112
Nonaccrual loans	13,750	10,216	10,254	6,237	6,205
Other real estate owned	1,401	3,117	4,751	2,797	2,747

Nonperforming assets	$15,151	$13,333	$15,005	$9,034	$9,064

Impaired loans, gross	$13,750	$10,216	$10,254	$6,237	$6,205
Allocated allowance for loan losses	(2,855)	(3,027)	(2,250)	(910)	(783)

Net investment in impaired loans	$10,895	$7,189	$8,004	$5,327	$5,422

Charged-off loans year-to-date	$1,669	$4,789	$3,478	$2,220	$1,039
Recoveries year-to-date	(1,360)	(3,197)	(1,616)	(1,181)	(429)

Net charge-offs	$309	$1,592	$1,862	$1,039	$610

Allowance for loan losses to loans, net of deferred fees and costs	1.68%	1.71%	1.59%	1.49%	1.70%
Allowance for loan losses to nonaccrual loans and leases	179.9%	237.8%	234.3%	210.1%	218.6%
Allowance for loan losses to nonperforming assets	163.3%	182.2%	160.1%	145.4%	149.6%
Nonperforming assets to loans and OREO	1.03%	0.93%	0.99%	1.02%	1.13%
Annualized net charge offs to average loans, net of deferred fees and costs	0.08%	0.16%	0.29%	0.28%	0.38%
Nonaccrual loans to loans, net of deferred fees and costs	0.93%	0.72%	0.68%	0.71%	0.78%

        Nonaccrual loans totaled $13.8 million at March 31, 2003, an increase from $10.2 million at December 31, 2002. The $3.5 million increase during the first quarter is primarily due to the acquisition of Bank of Coronado whereby we acquired $2.1 million of nonaccrual loans and the addition of one $1.8 million credit which has since been paid off. The percentage of nonaccrual loans to loans, net of deferred fees and costs, increased to 0.93% at March 31, 2003 from 0.72% at December 31, 2002. As of March 31, 2003, we had approximately $13.8 million of loans, which were considered impaired, all of which were on nonaccrual status, compared to $10.2 million at December 31, 2002. The allowance for loan losses at March 31, 2003 includes allocated allowances of approximately $2.9 million established for certain impaired loans.

        Nonperforming assets increased to $15.2 million at March 31, 2003 from $13.3 million at December 31, 2002. The first quarter increase of $1.9 million is mostly a result of the $3.5 million increase in nonaccrual loans offset partially by the $1.7 million decrease in other real estate owned

(OREO). OREO decreased to $1.4 million as of March 31, 2003, due primarily to the sale of an OREO property in which we recognized a net gain of $318,000. The ratio of nonperforming assets to gross loans and OREO increased to 1.03% as of March 31, 2003 from 0.93% at December 31, 2002.

        Deposits.    The following table presents the balance of each major category of deposits at the dates indicated:

	At March 31, 2003	At December 31, 2002
	(In thousands)
Noninterest-bearing	$676,118	$657,443
Interest-bearing:
Interest checking	160,449	148,221
Money market accounts	542,146	547,941
Savings	80,835	71,713
Time deposits under $100,000	120,700	127,591
Time deposits over $100,000	185,112	185,712

Total interest-bearing	1,089,242	1,081,178

Total deposits	$1,765,360	$1,738,621

        Noninterest-bearing deposits increased 2.8%, or $18.7 million, to $676.1 million and total deposits increased 1.5%, or $26.7 million, to $1,765.4 million for the quarter ended March 31, 2003 from year-end 2002. These increases are attributable to the deposits acquired in the Bank of Coronado acquisition less the anticipated run-off of higher yielding deposits, most notably time deposits that declined in aggregate, notwithstanding the increase one would anticipate given the timing of the Bank of Coronado acquisition.

        Regulatory Matters.    The regulatory capital guidelines as well as the actual capital ratios for First National, Pacific Western, and the Company as of March 31, 2003, are as follows:

	Regulatory Requirements (Greater than or equal to stated percentage)		Actual
	Adequately Capitalized	Well Capitalized	First National	Pacific Western	Company Consolidated
Tier 1 leverage capital ratio	4.00%	5.00%	7.83%	8.39%	8.59%
Tier 1 risk-based capital ratio	4.00%	6.00%	9.96%	10.26%	10.61%
Total risk-based capital	8.00%	10.00%	11.21%	11.51%	11.87%

        Asset/Liability Management, Liquidity and Interest Rate Sensitivity.    On a stand-alone basis, the Company's sources of liquidity include dividends from the Banks and outside borrowings. The amount of dividends that the Banks can pay to the Company is restricted by regulatory guidelines.

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

        Historically, the overall liquidity of the Banks is based on the core deposit base of the Banks. The Banks have not relied on large denomination time deposits. To meet short-term liquidity needs, the

Company has maintained at the Banks what it believes are adequate balances in Federal funds sold, interest-bearing deposits in financial institutions and investment securities having maturities of five years or less. On a consolidated basis, liquid assets (cash, Federal funds sold, interest-bearing deposits in other financial institutions and investment securities available-for-sale) as a percent of total deposits were 22.8% and 25.2% as of March 31, 2003 and December 31, 2002, respectively.

        Market risk sensitive instruments are generally defined as derivatives and other financial instruments. At December 31, 2002 and March 31, 2003, we had not used any derivatives to alter our interest rate risk profile. The Company's financial instruments include loans receivable, Federal funds sold, interest-bearing deposits in financial institutions, FRB and FHLB stock, investment securities, deposits, short-term borrowings, and trust preferred securities. At December 31, 2002, we had approximately $1,778.0 million in interest sensitive assets and approximately $1,120.4 million in interest sensitive liabilities. At March 31, 2003, our interest sensitive assets totaled approximately $1,811.1 million while interest sensitive liabilities totaled approximately $1,127.2 million. Both interest sensitive assets and interest sensitive liabilities remained fairly stable over the first quarter of 2003.

        The yield on interest sensitive assets and the cost of interest sensitive liabilities for the three month period ended March 31, 2003 was 6.19% and 1.24%, respectively, compared to 6.70% and 2.08%, respectively, for the three month period ended March 31, 2002. The decrease in the yield on interest sensitive assets along with the decrease in the cost of interest sensitive liabilities during 2002 and the first quarter of 2003 is primarily a result of the declining interest rate environment coupled with a shift in the composition of interest-bearing deposits from higher costing certificates of deposit to lower costing products, such as money market accounts, in addition to certificate of deposits continuing to mature and reprice in the current lower interest rate environment.

        Our interest sensitive assets and interest sensitive liabilities were reported to have estimated fair values of $1,753.9 million and $1,780.8 million, respectively, at December 31, 2002. Because of the floating and short-term nature of our interest sensitive assets and liabilities and the use of purchase accounting for the acquisitions completed in 2003, management believes that there has been no material change in the difference between the book value of the interest sensitive assets and liabilities and their estimated fair values.

        Management evaluated the results of its net interest income simulation and market value of equity model prepared as of March 31, 2003 for interest rate risk management purposes. Overall, the model results indicate that the Company's interest rate risk sensitivity is within Board limits and the Company's balance sheet is asset-sensitive. An asset-sensitive balance sheet suggests that in a rising interest rate environment, our net interest margin would increase and during a falling interest rate environment, our net interest margin would decrease.

        Net interest income simulation.    We used a simulation model to measure the changes in net interest income that would result from immediate and sustained changes in interest rates as of March 31, 2003. This model is an interest rate risk management tool and the results are not necessarily an indication of the Company's future net interest income. These results are based on a given set of rate changes and assumptions. Changes that vary significantly from our assumptions may have significant effects on our net interest income.

        The following table presents forecasted net interest income and net interest margin using a base market rate and the estimate change to the base scenario given an immediate and sustained upward and downward movement in interest rates of 100 basis points and 200 basis points.

Interest rate scenario	Net Adjusted Interest Income	Percentage change From Base	Net interest Margin Percent	Net Interest Margin change From Base
Down 200 basis points	$85,167	(10.4)%	4.60%	(0.54)%
Down 100 basis points	$91,806	(3.5)%	4.96%	(0.18)%
BASE CASE	$95,087		5.14%
Up 100 basis points	$98,866	4.0%	5.35%	0.20%
Up 200 basis points	$104,581	10.0%	5.65%	0.51%

        Our simulation results as of March 31, 2003 indicate our interest rate risk position was asset sensitive as the simulated impact of an immediate downward movement in interest rates of 100 basis points would result in a 3.5% decline in net interest income over the subsequent 12 month period while an immediate upward movement in interest rates of 100 or 200 basis points would result in a 4.0% or 10.0% increase in net interest income over the next 12 months. We tend to discount the simulated results of a down 200 basis rate shock as not realistic given we are currently in an extremely low interest rate environment. The simulation results indicate that a 100 basis point downward shift in interest rates would result in an 18 basis point decline in our net interest margin, assuming all other variables remained unchanged. Conversely, a 100 basis point increase in interest rates would cause a 20 basis point increase in our net interest margin.

        The assumptions underlying the March 31, 2003 net interest income simulation model were refined to include, among other things, a better reflection of the interest rate characteristics of our noninterest-bearing demand deposits compared to the year-end 2002 simulation model. Using similar assumptions as we used at March 31, 2003 regarding noninterest-bearing demand deposits, our year-end 2002 net interest income simulation model indicated net interest income would increase 9.3% under the 200 basis point upward shock scenario and decrease 16.0% in the 200 basis point downward shock scenario.

        Market value of equity.    We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as the market value of equity, using a simulation model. The following table shows our projected change in the market value of equity for the set of rate shocks presented as of March 31, 2003.

Interest rate scenario	Market Value	Percentage change From Base	Percentage of total assets	Percentage of Book Value of Equity
Down 200 basis points	$366,660	(14.2)%	17.03%	113.9%
Down 100 basis points	$395,171	(7.5)%	18.36%	122.7%
BASE CASE	$427,122		19.84%	132.7%
Up 100 basis points	$455,518	6.6%	21.16%	141.5%
Up 200 basis points	$479,259	12.2%	22.26%	148.9%

        The results of our market value of equity model indicate that an immediate and sustained 100 basis point decrease in interest rates would decrease the market value of portfolio equity by 7.5% while a 100 basis point or 200 basis point increase in interest rates would increase the market value of portfolio equity by 6.6% or 12.2%. At March 31, 2003, our market value of equity exposure was within the current Board-approved guidelines.

        The assumptions underlying the March 31, 2003 market value of equity simulation model were refined to include, among other things, a better reflection of the interest rate characteristics of our noninterest-bearing demand deposits compared to the year-end 2002 simulation model. Using similar assumptions as we used at March 31, 2003 regarding noninterest-bearing demand deposits, our year-

end 2002 market value of equity simulation model indicated that the market value of equity would increase 7.2% under the 200 basis upward shock scenario and decrease 7.9% in the 200 basis point downward shock scenario.

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

	At March 31, 2003 Amounts Maturing or Repricing In
	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Nonrate- Bearing(1)	Total
	(Dollars in thousands)
ASSETS
Cash and due from banks	$225	$100	$—	$—	$81,024	$81,349
Federal funds sold	22,500	—	—	—	—	22,500
Investment securities	92,377	24,123	114,885	81,780	—	313,165
Loans, net of deferred fees and costs	775,418	225,812	313,616	160,216	—	1,475,062
Other assets	—	—	—	—	248,523	248,523

Total assets	890,520	250,035	428,501	241,996	329,547	2,140,599

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing demand deposits	—	—	—	—	676,118	676,118
Interest-bearing demand, money market and savings	783,430	—	—	—	—	783,430
Time certificates of deposit	149,281	124,969	31,551	11	—	305,812
Long term debt	30,000	—	—	8,000	—	38,000
Other liabilities	—	—	—	—	15,285	15,285
Shareholders' equity	—	—	—	—	321,954	321,954

Total liabilities and shareholders' equity	$962,711	$124,969	$31,551	$8,011	$1,013,357	$2,140,599

Period Gap	$(72,191)	$125,066	$396,950	$233,985	$(683,810)
Cumulative interest rate-sensitive assets	$890,520	$1,140,555	$1,569,056	$1,811,052
Cumulative interest rate-sensitive liabilities	$962,711	$1,087,680	$1,119,231	$1,127,242
Cumulative Gap	$(72,191)	$52,875	$449,825	$683,810
Cumulative gap as a percent of:
Total assets	(3.4)%	2.5%	21.0%	31.9%
Interest earning assets	(4.0)%	2.9%	24.8%	37.8%

(1)
Assets or liabilities which do not have a stated interest rate.

        The preceding table indicates that as of March 31, 2003, we had a positive one year cumulative gap of $52.9 million, or 2.5% of total assets. This one year gap of a positive $52.9 million means more assets than liabilities would reprice if there was a change in interest rates over the next year. This gap position suggests that if interest rates were to increase, our net interest margin would increase.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

        Please see the section above titled "Asset/Liability Management, Liquidity and Interest Rate Sensitivity" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a quantitative and qualitative disclosure about market risk. In addition, please see the text under the caption "Qualitative and Quantitative Disclosure About Market Risk" in our report on Form 10-K for the year ended December 31, 2002, which is incorporated herein by reference, for further detail regarding our exposure to market risk.

ITEM 4. Controls and Procedures.

        Within 90 days prior to the filing of this report, under the supervision and with the participation of the Company's management, including Matthew P. Wagner, the Company's Chief Executive Officer (CEO) and Lynn M. Hopkins, the Company's Chief Financial Officer (CFO), an evaluation of the effectiveness of our disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules hereunder.

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

ITEM 2. Changes in Securities

        None.

ITEM 3. Defaults Upon Senior Securities

        None.

ITEM 4. Submission of Matters to a Vote of Security Holders

        None.

ITEM 5. Other Information

        On April 17, 2003, the Company announced the signing of a definitive agreement and plan of merger to acquire all of the outstanding common stock of Verdugo Banking Company (OTC Bulletin Board: VGOB), a one branch bank located in Glendale, California. As of December 31, 2002 Verdugo's assets totaled approximately $169 million.

        Under the terms of the agreement, each share of Verdugo common stock will be converted into the right to receive $17.75 in cash. Holders of options to purchase Verdugo's common stock will receive the same amount less the applicable exercise price and withholding taxes. The total value of the proposed acquisition is approximately $34.9 million and represents approximately 2.4 times Verdugo's book value at December 31, 2002. This transaction is expected to close during the third quarter of 2003, subject to regulatory and shareholder approval.

        The Company currently expects the transaction to close mid-third quarter 2003.

ITEM 6. Exhibits and Reports on Form 8-K

A. Exhibits

        The following documents are included or incorporated by reference in this Quarterly Report on Form 10-Q:

Exhibit Number	Description
3.1	Articles of Incorporation of First Community Bancorp, as amended to date (Exhibit 3.1 to Form 10-Q filed on November 14, 2002 and incorporated herein by this reference).
3.2	Bylaws of First Community Bancorp, as amended to date (Exhibit 4.2 to Form S-3 filed on June 11, 2002 and incorporated herein by this reference).

B. Reports on Form 8-K

        On January 29, 2003, the Company filed a current report on Form 8-K announcing earnings and results of operations for the fourth quarter and fiscal year ended December 31, 2002.

        On March 27, 2003, the Company submitted to the Securities and Exchange Commission the certifications of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY BANCORP
/s/ LYNN M. HOPKINS Lynn M. Hopkins Executive Vice President and Chief Financial Officer

Date: May 14, 2003

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

Date: May 14, 2003

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

Date: May 14, 2003

By:	/s/ LYNN M. HOPKINS Lynn M. Hopkins Executive Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2003
PART II—OTHER INFORMATION
SIGNATURES