Form 10-Q
period 2003-06-30
FIRST COMMUNITY BANCORP /CA/
filed 2003-08-12
CIK 1102112

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR
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

        At August 7, 2003: 15,802,372 shares of the registrant's common stock, no par value, were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (Unaudited)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(In thousands, except per share data)
Assets:
Cash and due from banks	$80,661	$97,666
Federal funds sold	92,500	26,700

Total cash and cash equivalents	173,161	124,366
Interest-bearing deposits in financial institutions	1,684	1,041
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	11,008	6,991
Securities held-to-maturity (fair value of $6,943 at 12/31/02)	—	6,684
Securities available-for-sale (amortized cost of $281,559 at 6/30/03 and $309,681 at 12/31/02)	283,356	312,183

Total securities	294,364	325,858
Gross loans	1,435,858	1,429,328
Deferred fees and costs	(3,435)	(4,932)

Loans, net of deferred fees and costs	1,432,423	1,424,396
Allowance for loan losses	(23,881)	(24,294)

Net loans	1,408,542	1,400,102
Premises and equipment, net	14,060	13,397
Other real estate owned, net	136	3,117
Deferred tax assets, net	12,149	15,673
Accrued interest	6,571	6,961
Goodwill	175,932	168,573
Core deposit intangible	19,015	19,477
Cash surrender value of life insurance	48,736	27,923
Other assets	8,615	9,389

Total Assets	$2,162,965	$2,115,877

Liabilities and Shareholders' Equity:
Liabilities:
Noninterest-bearing deposits	$695,553	$675,443
Interest-bearing deposits	1,087,331	1,081,178

Total deposits	1,782,884	1,738,621
Accrued interest payable and other liabilities	14,047	21,741
Short-term borrowings	—	1,223
Trust preferred securities	38,000	38,000

Total Liabilities	1,834,931	1,799,585
Shareholders' Equity:
Preferred stock; authorized 5,000,000 shares, no shares issued and outstanding	—	—
Common stock, no par value; authorized 30,000,000 shares; issued and outstanding 15,377,341 and 15,297,037 at June 30, 2003 and December 31, 2002, respectively	292,684	291,803
Retained earnings	34,308	23,039
Accumulated other comprehensive income:
Unrealized gains on securities available-for-sale, net	1,042	1,450

Total Shareholders' Equity	328,034	316,292

Total Liabilities and Shareholders' Equity	$2,162,965	$2,115,877

Book value per share	$21.33	$20.68

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Interest income:
Interest and fees on loans	$25,356	$15,566	$50,967	$27,414
Interest on interest-bearing deposits in financial institutions	6	3	9	6
Interest on investment securities	2,046	1,946	4,363	3,800
Interest on federal funds sold	211	205	278	444

Total interest income	27,619	17,720	55,617	31,664

Interest expense:
Interest expense on deposits	2,519	2,529	5,400	4,979
Interest expense on short-term borrowings	11	32	33	38
Interest expense on convertible debt	—	10	—	14
Interest expense on trust preferred securities	634	572	1,270	1,100

Total interest expense	3,164	3,143	6,703	6,131

Net interest income	24,455	14,577	48,914	25,533
Provision for loan losses	180	—	300	—

Net interest income after provision for loan losses	24,275	14,577	48,614	25,533

Noninterest income:
Service charges and fees on deposit accounts	2,279	1,229	4,413	2,344
Other commissions and fees	884	435	1,948	885
Gain on sale of loans	448	145	586	209
Gain on sale of securities	1,756	—	1,756	—
Increase in cash surrender value of life insurance	510	183	822	315
Other income	209	1,012	619	1,222

Total noninterest income	6,086	3,004	10,144	4,975

Noninterest expense:
Salaries and employee benefits	8,050	5,362	16,059	10,059
Occupancy	2,093	1,225	4,437	2,305
Furniture and equipment	815	742	1,587	1,382
Data processing	1,204	736	2,497	1,480
Other professional services	554	726	1,099	1,280
Business development	221	270	421	487
Communications	519	387	1,059	726
Stationary and supplies	137	199	302	320
Insurance and assessments	400	309	727	509
Cost of real estate owned	11	8	168	71
Core deposit intangible amortization	587	339	1,175	339
Other	1,278	887	2,538	1,523

Total noninterest expense	15,869	11,190	32,069	20,481

Income before income taxes	14,492	6,391	26,689	10,027
Income taxes	5,849	2,531	10,813	4,005

Net income	$8,643	$3,860	$15,876	$6,022

Per share information:
Number of shares (weighted average)
Basic	15,370.1	7,542.3	15,350.1	7,019.6
Diluted	15,785.1	7,952.6	15,778.4	7,368.5
Net income per share
Basic	$0.56	$0.51	$1.03	$0.86
Diluted	$0.55	$0.49	$1.01	$0.82

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Net income	$8,643	$3,860	$15,876	$6,022
Other comprehensive income, net of related income taxes:
Unrealized gains on securities:
Unrealized holding gains arising during the period	251	1,591	231	1,244
Less reclassifications of realized gains included in income	730	—	639	—

Other comprehensive (loss) income	(479)	1,591	(408)	1,244

Comprehensive income	$8,164	$5,451	$15,468	$7,266

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2003	2002
	(In thousands)
Cash flows from operating activities:
Net income	$15,876	$6,022
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,404	1,851
Provision for loan losses	300	—
Gain on sale of OREO	(340)	(145)
Gain on sale of loans	(586)	(209)
Gain on sale of securities	(1,756)	—
Real estate valuation adjustments	153	—
Proceeds from sale of loans	3,954	1,688
(Gain) loss on sale of premises and equipment	(7)	16
(Increase) decrease in other assets	(14,388)	381
Decrease in accrued interest payable and other liabilities	(11,444)	(9,055)
Dividend on FHLB stock	(38)	(24)

Net cash (used in) provided by operating activities	(3,872)	525

Cash flows from investing activities:
Net cash and cash equivalents acquired in acquisition of:
Bank of Coronado	372	—
Pacific Western Bank	—	1,401
WHEC	—	24,853
Net decrease (increase) in loans outstanding	51,783	(94,376)
Net decrease (increase) in interest-bearing deposits in financial institutions	(543)	350
Securities held-to-maturity:
Proceeds from sale	3,452	—
Maturities	3,360	1,686
Purchases	—	(2,536)
Securities available-for-sale:
Proceeds from sale	179,916	—
Maturities	93,831	25,410
Purchases	(243,365)	(10,000)
Net (purchases) sales in FRB and FHLB stock	(3,554)	465
Proceeds from sale of OREO	3,168	1,866
Purchases of premises and equipment, net	(1,988)	(1,424)
Proceeds from sale of premises and equipment	7	16

Net cash provided by (used in) investing activities	86,439	(52,289)

Cash flows from financing activities:
Net increase (decrease) in deposits:
Non interest-bearing	21,031	55,232
Interest-bearing	(49,854)	(55,806)
Proceeds from trust preferred securities	—	10,000
Proceeds from rights offering	—	23,000
Proceeds from exercise of stock options	881	359
Net (decrease) increase in short-term borrowings	(1,223)	1,104
Cash dividends paid	(4,607)	(1,713)

Net cash (used in) provided by financing activities	(33,772)	32,176

Net increase (decrease) in cash and cash equivalents	48,795	(19,588)
Cash and cash equivalents at beginning of period	124,366	104,703

Cash and cash equivalents at end of period	$173,161	$85,115

Supplemental disclosure of cash flow information:
Cash paid during period for interest	6,768	6,724
Cash paid during period for income taxes	5,361	995
Transfer from loans to other real estate owned	—	1,403
Conversion of convertible debt	—	17
Transfer from loans to loans held-for-sale	3,638	1,545

Supplemental Disclosure of Acquisitions:

	Six Months Ended June 30,
	2003	2002
	Bank of Coronado	Pacific Western National Bank	WHEC, Inc.
	(In thousands)
Assets Acquired:
Cash and cash equivalents	$11,974	$38,026	$24,853
Interest-bearing deposits in financial institutions	100	—	450
Investment securities	2,699	20,644	24,393
Loans	63,891	193,042	92,526
Premises and equipment	261	3,042	1,185
Goodwill	7,200	19,166	13,627
Core deposit intangible	713	3,646	4,182
Other assets	1,600	3,922	4,320

	88,438	281,488	165,536
Liabilities Assumed:
Noninterest-bearing deposits	(17,079)	(42,662)	(47,030)
Interest-bearing deposits	(56,007)	(196,204)	(87,768)
Accrued interest payable and other liabilities	(3,750)	(5,997)	(6,215)

	(76,836)	(244,863)	(141,013)

Cash paid for common stock	11,602	36,625	—
Fair value of common stock issued for common stock	—	—	24,523

Total consideration paid	$11,602	$36,625	$24,523

See "Notes to Unaudited Condensed Consolidated Financial Statements."

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

NOTE 1—BASIS OF PRESENTATION

Organization and Nature of Operations.

        First Community Bancorp ("First Community" on a parent-only basis and the "Company", "we" or "our" on a consolidated basis) is the holding company for First National Bank ("First National") and Pacific Western National Bank ("Pacific Western" and together with First National, the "Banks"). The Banks are full-service community banks offering a broad range of banking products and services including: originating commercial loans, real estate and construction loans, Small Business Administration ("SBA") loans and consumer loans, along with accepting demand and time deposits and providing other services including foreign exchange and escrow services. We extend credit to customers located primarily in the counties we serve and, through certain programs, we also extend credit to businesses located in Mexico. We focus on providing commercial banking services to small and medium-size businesses through 31 full-service banking offices located in Los Angeles, Orange, Riverside, San Bernadino and San Diego counties. The Company, through the Banks, derives its income primarily from the interest received on the various loan products, interest on investment securities, and fees from providing deposit services and extending credit.

        We have completed six acquisitions since December 31, 2001. All the acquisitions were accounted for using the purchase accounting method and accordingly the results of operations for each acquisition have been included in the consolidated financial statements since the dates of the respective acquisitions.

Consolidation and Basis of Presentation.

        The consolidated financial statements include the accounts of First Community and its subsidiaries. The unaudited condensed consolidated financial statements of the Company included herein have been prepared in conformity with accounting principles generally accepted in the United States of America. Our financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. Certain reclassifications have been made to the consolidated financial statements for 2002 to conform to the 2003 presentation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

        The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2002.

Use of Estimates.

        The preparation of consolidated financial statements requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable for such circumstances; however, actual results may differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Material estimates subject to change include, among other items, the allowance for loan losses and the carrying value of other real estate owned, the deferred tax asset and goodwill.

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

W.H.E.C., Inc. Acquisition.

        On March 7, 2002, we acquired W.H.E.C., Inc. ("WHEC"), the holding company of Capital Bank of North County ("Capital Bank"). The Company issued 1,043,999 shares of our common stock in exchange for all of the outstanding common shares and options of WHEC. At the time of the merger, Capital Bank was merged into Rancho Santa Fe National Bank, First National's predecessor.

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

Bank of Coronado Acquisition.

        On January 9, 2003, we acquired Bank of Coronado, an $80.1 million-asset bank with three branches located in San Diego County. We paid $11.6 million in cash in exchange for all of the outstanding common shares and options of Bank of Coronado. At the time of the merger, Bank of Coronado was merged into First National.

Verdugo Banking Company Acquisition.

        On April 17, 2003, we announced the signing of a definitive agreement and plan of merger to acquire Verdugo Banking Company, a one branch bank located in Glendale, California with approximately $179.0 million in assets as of March 31, 2003. We agreed to pay approximately $34.9 million in cash for all of the outstanding capital stock, and options to acquire any capital stock, of Verdugo Banking Company. The transaction is currently expected to close in mid-August 2003. First Community and Verdugo have received all regulatory and shareholder approvals necessary to complete the transaction. Upon the closing of the transaction, Verdugo will merge with and into Pacific Western, with Pacific Western remaining as the surviving bank.

NOTE 3—NET INCOME PER SHARE

        The following is a summary of the calculation of basic and diluted net income per share for the three and six months ended June 30, 2003 and 2002:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Net income used for basic net income per share	$8,643	$3,860	$15,876	$6,022
Convertible debt interest expense, net of taxes	—	6	—	8

Adjusted net income used for diluted net income per share	$8,643	$3,866	$15,876	$6,030

Weighted average shares outstanding used for basic net income per share	15,370.1	7,542.3	15,350.2	7,019.6
Effect of dilutive stock options and warrants	415.0	382.0	428.2	320.6
Effect of convertible debt	—	28.3	—	28.3

Diluted weighted average shares outstanding	15,785.1	7,952.6	15,778.4	7,368.5

Basic net income per share	$0.56	$0.51	$1.03	$0.86

Diluted net income per share	$0.55	$0.49	$1.01	$0.82

NOTE 4—STOCK OPTIONS

        The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. Under APB No. 25, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. Under the fair value method, compensation expense is recorded over the vesting period based on the fair value of the equity instrument granted to employees. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has provided below the pro forma disclosures required by SFAS No. 148, Accounting for Stock-Based Compensation—Transition Disclosure—an amendment of FASB Statement No. 123.

        Had we determined compensation expense based on the fair value at the grant date for our stock options under SFAS No. 123, our net income would have been reduced to the pro forma amounts indicated below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Reported net income	$8,643	$3,860	$15,876	$6,022
Stock-based compensation expense, net of tax	174	79	347	150

Pro forma net income	$8,469	$3,781	$15,529	$5,872

Basic net income per share as reported	$0.56	$0.51	$1.03	$0.86
Pro forma basic net income per share	$0.55	$0.50	$1.01	$0.84
Diluted net income per share as reported	$0.55	$0.49	$1.01	$0.82
Pro forma diluted net income per share	$0.54	$0.48	$0.98	$0.80

        In July 2003, the Compensation Committee of the Company's Board of Directors awarded aggregate grants of 155,000 shares of restricted stock and 250,000 shares performance stock to officers of the Company and its subsidiaries, pursuant to the Company's 2003 Stock Incentive Plan (the "Plan"). The granted shares of restricted stock will vest over four years. The granted shares of performance stock will vest in full or in part on the date the Compensation Committee, as Administrator of the Plan, determines that the Company achieved certain financial targets determined by the Compensation Committee. The granted shares of performance stock expire seven years from the date of grant. Prior to vesting of the restricted stock or performance stock, each grant recipient, is entitled to dividend and voting rights with respect to the shares of granted stock, subject to termination of such rights under the terms of the Plan.

NOTE 5—LONG-TERM DEBT

Trust Preferred Securities

        The Company had an aggregate of $38.0 million in trust preferred securities outstanding at June 30, 2003. Each of the series of trust preferred securities issued has a maturity of thirty years from its date of issue. These securities are considered Tier 1 capital for regulatory purposes and the proceeds from the issuance of the securities were issued primarily to fund several of our acquisitions.

        In September 2000, we issued $8.0 million of trust preferred securities bearing a fixed interest rate of 10.60%. In November 2001, we issued $10.0 million of trust preferred securities bearing a variable interest rate, which is reset semi-annually, at the 6-Month LIBOR plus 3.75%, provided the rate will not exceed 11.00% through December 2006. The current rate is 4.81% and the next interest rate reset date is December 8, 2003. In December 2001, we issued another $10.0 million of trust preferred securities bearing a variable interest rate, which is reset quarterly, at the 3-Month LIBOR plus 3.60%, provided the rate will not exceed 12.50% through December 2006. The current interest rate is 4.66% and the next interest rate reset date is September 18, 2003. In June 2002, we issued $10.0 million of trust preferred securities bearing a variable interest rate, which is reset quarterly, at the 3-Month

LIBOR plus 3.55%, provided the rate will not exceed 11.95% through June 2007. The current rate is 4.56% and the next interest rate reset date is September 26, 2003.

Convertible Debt

        In January 2001, we acquired $679,000 of convertible debt in the acquisition of Professional Bancorp. As of June 30, 2002, the amount of convertible debt outstanding was $654,000. We exercised our right to redeem this convertible debt effective September 1, 2002. Each holder of the convertible debt had the option to elect to receive, upon redemption, (i) one share of Company common stock for each $23.088 of principal outstanding held by such holder or (ii) an amount in cash equal to such holder's redemption amount. Based on the election of each convertible debt holder, we issued 23,374 shares of common stock and paid approximately $114,000 to redeem this convertible debt.

NOTE 6—PRO FORMA INFORMATION FOR PURCHASE ACQUISITIONS

        The following table presents our unaudited pro forma results of operations for the three and six months ended June 30, 2002 as if the acquisitions of Pacific Western National Bank, WHEC, Upland Bank, Marathon Bancorp, First National Bank, and Bank of Coronado had been effective on January 1, 2002. The unaudited pro forma combined summary of operations is intended for informational purposes only and is not necessarily indicative of the operating results that would have occurred had these acquisitions been in effect for the periods presented. The unaudited pro forma results of operations for the three and six months ended June 30, 2003 for the effect of the Bank of Coronado acquisition is not presented because it is immaterial.

	For the Three Months Ended June 30, 2002	For the Six Months Ended June 30, 2002
	(In thousands, except per share information)
Interest income	$31,817	$62,613
Interest expense	7,157	15,227

Net interest income	24,660	47,386
Provision for loan losses	1,570	2,670

Net interest income after provision for loan losses	23,090	44,716
Noninterest income	7,597	12,574
Noninterest expense	22,307	43,625

Income before income taxes	8,380	13,665
Income taxes	3,168	5,141

Net income from continuing operations	$5,212	$8,524

Net income per share from continuing operations:
Basic	$0.34	$0.56

Diluted	$0.33	$0.55

Weighted average shares outstanding:
Basic	15,171.7	15,162.4
Diluted	15,582.0	15,511.3

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

        We adopted Statement of Financial Accounting Standards, No. 142 Goodwill and Other Intangible Assets, or SFAS No. 142, on January 1, 2002. Goodwill and intangible assets arise from purchase business combinations and SFAS No. 142 requires all business combinations to be accounted for under the purchase method of accounting. SFAS No. 142 addresses the initial recognition and measurement of goodwill and other intangible assets acquired as a result of a business combination and the recognition and measurement of those assets subsequent to acquisition. Under SFAS No. 142, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized, but instead will be tested for impairment annually, or more frequently, whenever certain events occur. We performed our annual test for impairment as of June 30, 2003, and concluded that there is no impairment in our goodwill.

        SFAS No. 142 also requires intangible assets with definite lives, such as core deposit intangibles, to be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. We determined the value of a core deposit intangible related to each of the acquisitions of Pacific Western National Bank, WHEC, Upland Bank, Marathon Bancorp, First National Bank, and Bank of Coronado. We recorded the aggregate value of the core deposit intangible separate from goodwill and we are amortizing it over its estimated useful life of 10 years. The amortization expense represents the estimated decline in the value of the underlying deposits acquired. We recorded an expense of approximately $587,000 and $1.2 million for the three months and six months ended June 30, 2003, and $339,000 for both the three and six months ended June 30, 2002. We estimate the expense related to this core deposit intangible will range from $2.0 million to $2.3 million per year for the next five years.

        The changes in the carrying amount of goodwill and core deposit intangible for the six months ended June 30, 2003 are as follows:

	Goodwill	Core Deposit Intangible
	(In thousands)
Balance as of December 31, 2002	$168,573	$19,477
Acquired during 2003	7,200	713
Core deposit intangible amortization	—	(1,175)
Adjustment to goodwill acquired in 2002	159	—

Balance as of June 30, 2003	$175,932	$19,015

NOTE 8—DIVIDEND APPROVAL

        On July 23, 2003, our Board of Directors approved a quarterly dividend of $0.1875 per common share which is payable on August 29, 2003 to shareholders of record on August 15, 2003.

NOTE 9—IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        Statement of Financial Accounting Standards, No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities, or SFAS No. 149, amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract within an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and is not expected to have a material impact on the Company's consolidated financial statements.

        Statement of Financial Accounting Standards, No. 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, or SFAS No. 150, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 and is not expected to have a material impact on the Company's consolidated financial statements.

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

Overview

        First Community Bancorp ("First Community" on a parent-only basis and the "Company", "we" or "our" on a consolidated basis) is the holding company for First National Bank ("First National") and Pacific Western National Bank ("Pacific Western" and together with First National, the "Banks"). The Banks are full-service community banks offering a broad range of banking products and services including: originating commercial loans, real estate and construction loans, Small Business Administration ("SBA") loans, and consumer loans, along with accepting demand and time deposits and providing other services including foreign exchange and escrow services. We extend credit to customers located primarily in the counties we serve and, through certain programs, we also extend credit to businesses located in Mexico. We focus on providing commercial banking services to small and medium-size businesses through 31 full-service banking offices located in Los Angeles, Orange, Riverside, San Bernadino and San Diego counties. The Company, through the Banks, derives its income primarily from the interest received on the various loan products, interest on investment securities, and fees from providing deposit services and extending credit.

        At June 30, 2003, we had total assets of $2,163.0 million, gross loans of $1,435.9 million, deposits of $1,782.9 million and equity of $328.0 million. We have completed six acquisitions since December 31, 2001. All acquisitions were accounted for using the purchase accounting method and accordingly the results of operations from each acquisition have been included in the consolidated financial statements since the date of the respective acquisition.

        Since December 31, 2002, our total assets have increased by approximately $47.1 million, or 2%, which is attributable to both the increase in assets due to the Bank of Coronado acquisition consummated in the first quarter of 2003 and second quarter deposit growth, offset by the planned elimination of lower quality loans still remaining from our 2002 and 2003 acquisitions. Loans, net of deferred fees and costs, increased by $8.0 million, or 0.6%, since year-end 2002. This increase is due primarily to the acquisition of Bank of Coronado, offset by the above mentioned planned reductions of acquired loans. Our total deposits increased by approximately $44.3 million, or 2.5%, since year-end 2002 and represents deposits acquired in the Bank of Coronado acquisition along with organic growth of $17.6 million in the second quarter, offset by expected deposit run-off due to the lowering of interest rates paid on interest-bearing deposit accounts. Noninterest-bearing deposit accounts as a percentage of total deposits was 39% at June 30, 2003 which is comparable to our December 31, 2002 deposit mix. Our loan-to-deposit ratio at June 30, 2003 was 80.3% compared to 81.9% as of December 31, 2002.

        The following sections contain tables and data setting forth certain statistical information relating to the Company as of June 30, 2003, and for the three and six months ended June 30, 2003 and June 30, 2002. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto as of June 30, 2003 included herein, and the consolidated financial statements and notes thereto included in our consolidated financial statements filed on Form 10-K for the year ended December 31, 2002.

Critical Accounting Policies.

        The accounting policies that involve significant estimates and assumptions by management and which may have a material impact on the carrying value of certain assets and liabilities are considered critical accounting policies. We have identified our policy for the allowance for loan losses, our estimate of the fair value of financial instruments and our calculation of goodwill and other intangible assets as critical accounting policies. Please see the sections entitled "—Allowance for Loan Losses" and "Note 7—Goodwill and Other Intangible Assets" in the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion related to these policies. Our significant and critical accounting policies and practices are also described in further detail in Note 1 to our consolidated financial statements filed on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

Results of Operations

        The following table presents our key performance indicators for the three and six months ended June 30, 2003 and 2002 and the basis for calculating these indicators:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except percentages and per share information)
Net interest income	$24,455	$14,577	$48,914	$25,533
Noninterest income	6,086	3,004	10,144	4,975

Revenues	30,541	17,581	59,058	30,508
Provision for loan losses	180	—	300	—
Noninterest expense	15,869	11,190	32,069	20,481
Income taxes	5,849	2,531	10,813	4,005

Net income	$8,643	$3,860	$15,876	$6,022

Average Assets	$2,171,265	$1,216,623	$2,175,547	$1,103,115
Average Equity	$323,897	$105,228	$321,003	$86,819
Share information:
Weighted average basic number of shares	15,370.1	7,542.3	15,350.2	7,019.6
Weighted average diluted number of shares	15,785.1	7,952.6	15,778.4	7,368.5
Profitability measures:
Basic net income per share	$0.56	$0.51	$1.03	$0.86
Diluted net income per share	$0.55	$0.49	$1.01	$0.82
Return on average assets	1.60%	1.27%	1.47%	1.10%
Return on average equity	10.7%	14.7%	10.0%	14.0%
Efficiency ratio (Noninterest expense / Revenues)	52.0%	63.6%	54.3%	67.1%

        The 2003 comparisons to 2002 are affected by the acquisitions of Upland Bank, Marathon Bancorp, First National Bank and Bank of Coronado, which were completed subsequent to the second quarter of 2002 whereby First Community acquired aggregate assets totaling approximately $1.0 billion and aggregate deposits totaling $816.6 million. Further, the year over year comparisons are also affected by the acquisitions of Pacific Western National Bank and WHEC accomplished during the first quarter of 2002, through which First Community acquired aggregate assets totaling $407.0 million and aggregate deposits totaling $373.7 million.

        Second quarter analysis.    Consolidated net income for the three months ended June 30, 2003 was $8.6 million, or $0.55 per diluted share, an increase of $4.8 million, or 124%, for the same period of 2002. Net income for the three months ended June 30, 2002 was $3.9 million or $0.49 per diluted share. Our return on average assets was 1.60% for the second quarter of 2003 versus 1.27% for the second quarter of 2002. Average assets increased $954.6 million, or 78.5%, for the second quarter of 2003 when compared to the same period of 2002. The efficiency ratio is a measure of how effective we are at managing our expense dollars. A lower or declining ratio indicates improving efficiency. The efficiency ratio improved to 52.0% during the second quarter of 2003 compared to 63.6% for the same period in 2002. The improvement resulted from our revenues increasing 73.7% while our noninterest expense grew only 41.8% for the second quarter of 2003 when compared to the second quarter of 2002.

        Noninterest income for the second quarter of 2003 includes securities gains of $1.8 million, or $1.0 million net of tax. The Company realized these gains as part of the restructuring of the securities portfolio of acquired banks. Noninterest income for the second quarter of 2002 included a gain related to the sale of our merchant card portfolio of $934,000, or $542,000 net of tax.

        Six month analysis.    Consolidated net income for the six months ended June 30, 2003 was $15.9 million, or $1.01 per diluted share, an increase of $9.9 million, or 164%, for the same period of 2002. Net income for the six months ended June 30, 2002 was $6.0 million or $0.82 per diluted share. Our return on average assets was 1.47% for the six months ended June 30, 2003 versus 1.10% for the same period of 2002. Again, the increase in diluted net income per share and return on average assets for the six month period ended June 30, 2003 compared to the same period of 2002 relates primarily to the accretive nature of our acquisition activity. The efficiency ratio improved to 54.3% for the six month period ended June 30, 2003 versus 67.1% for the same period in 2002. The improvement in our efficiency ratio for the six month period ended June 30, 2003 when compared to the same period of 2002, is a result of increasing our revenues by 93.6% while controlling the increase in our noninterest expense to 56.6%.

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

        The following table provides information concerning average interest-earning assets and interest-bearing liabilities and yields and rates thereon for the three months ended June 30, 2003 and June 30, 2002. Nonaccrual loans are included in the average interest-earning assets amounts.

	For the Three Months Ended June 30, 2003			For the Three Months Ended June 30, 2002
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of deferred fees and costs	$1,453,974	$25,356	6.99%	$853,711	$15,566	7.31%
Investment securities(1)	286,088	2,046	2.87%	140,701	1,946	5.55%
Federal funds sold	70,441	211	1.20%	64,052	205	1.28%
Other earning assets	1,663	6	1.45%	512	3	2.35%

Total interest-earning assets	1,812,166	27,619	6.11%	1,058,976	17,720	6.71%
Noninterest-earning assets:
Other assets	359,099			157,647

Total assets	$2,171,265			$1,216,623

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits
Interest-bearing demand	$164,568	66	0.16%	$97,512	76	0.31%
Money market	549,586	945	0.69%	313,324	1,080	1.38%
Savings	78,554	124	0.63%	48,548	65	0.54%
Time	295,995	1,385	1.88%	187,704	1,309	2.80%

Total interest-bearing deposits	1,088,703	2,519	0.93%	647,088	2,529	1.57%
Other interest-bearing liabilities	38,948	645	6.64%	33,926	614	7.26%

Total interest-bearing liabilities	1,127,651	3,164	1.13%	681,014	3,143	1.85%
Noninterest-bearing liabilities:
Demand deposits	691,906			407,688
Other liabilities	27,811			22,693

Total liabilities	1,847,368			1,111,395
Shareholders' equity	323,897			105,228

Total liabilities and shareholders' equity	$2,171,265			$1,216,623

Net interest income		$24,455			$14,577

Net interest spread			4.98%			4.86%

Net interest margin			5.41%			5.52%

(1)
Includes tax-exempt securities. The tax equivalent computation is excluded as the impact is not significant.

        Second quarter analysis.    Net interest income increased 67.8%, or $9.9 million, to $24.5 million for the second quarter of 2003 from $14.6 million for the second quarter of 2002 due largely to a 71.1%, or $753.2 million, increase in average earning assets to $1,812.2 million for the second quarter of 2003.

This increase is largely the result of the earning assets acquired through our acquisition activity. Average loans, net of fees and costs, increased by 70.3%, or $600.3 million to $1,454.0 million for the second quarter of 2003 from $853.7 million for the same period of 2002. This increase is also largely the result of loans acquired through acquisition activity.

        Interest income increased 55.9%, or $9.9 million, to $27.6 million for the second quarter 2003 compared to $17.7 million for the second quarter of 2002 and is the result of the increase in interest-earning assets offset partially by a decline in the earning-asset yield. The yield on total interest-earning assets decreased by 60 basis points to 6.11% for the second quarter of 2003 from 6.71% for the same period of 2002 and is attributable to the decline in the overall interest rate environment. Average loans as a percentage of average earning assets was 80.2% for the second quarter of 2003, and 80.6% for the same period of 2002. The yield on average loans declined to 6.99% for the second quarter of 2003 from 7.31% for the same period of 2002, which is not unexpected given the decrease in market interest rates that has occurred since June 30, 2002. The yield on investment securities decreased by 268 basis points to 2.87% for the second quarter of 2003 from 5.55% for the same period of 2002. The reasons for this decrease are twofold. First, we acquired a significant amount of securities in the third quarter of 2002 at a time when market interest rates were declining. Second, because rates have continued to decline, the yields on our fixed rate mortgaged backed securities, including those acquired during the third quarter of 2002, also declined mostly as a result of increased prepayments and the resulting accelerated amortization of book premiums.

        Interest expense on interest-bearing deposits decreased by $10,000, to $2.5 million for the second quarter of 2003 when compared to the same period of 2002. This decrease occurred despite an increase of 68.2%, or $441.6 million, in average interest-bearing deposits. Interest expense on interest-bearing liabilities increased by less than 1%, or $21,000, to $3.2 million for the second quarter of 2003 when compared to the same period of 2002. Interest-bearing liabilities increased 65.6%, or $446.6 million, to $1,127.7 million for the second quarter of 2003 from $681.0 million for the same period of 2002. The increase in interest-bearing liabilities is largely the result of our acquisition activity. The cost of our average interest-bearing liabilities declined to 1.13% for the second quarter of 2003 from 1.85% for the same period of 2002. This 72 basis point decline is due largely to our ability to decrease the rates we pay for these deposits given the declining interest rate environment as well as our ability to reduce the percentage of higher costing time deposits in our deposit portfolio. As a percentage of average interest-bearing deposits, time deposits declined to 27.2% for the second quarter of 2003, down from 29.0% for the same period of 2002. A substantial percentage of our funding sources are noninterest-bearing demand deposits which represented approximately 39% of average total deposits for both the second quarter of 2003 and 2002. Maintaining this percentage of noninterest-bearing demand deposits to total deposits, coupled with the decline in the cost of interest-bearing deposits, lowered our overall cost of deposits to 0.57% for the second quarter of 2003 from 0.96% for the same period of 2002.

        The net interest margin for the second quarter of 2003 was 5.41% and represents a decrease of 11 basis points from the net interest margin of 5.52% for the second quarter 2002.

        The following table provides information concerning average interest-earning assets and interest-bearing liabilities and yields and rates thereon for the six months ended June 30, 2003 and June 30, 2002. Nonaccrual loans are included in the average interest-earning assets amounts.

	For the Six Months Ended June 30, 2003			For the Six Months Ended June 30, 2002
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of deferred fees and costs	$1,468,145	$50,967	7.00%	$755,002	$27,414	7.32%
Investment securities(1)	305,332	4,363	2.88%	142,198	3,800	5.39%
Federal funds sold	47,472	278	1.18%	54,465	444	1.64%
Other earning assets	1,847	9	0.98%	352	6	3.44%

Total interest-earning assets	1,822,796	55,617	6.15%	952,017	31,664	6.71%
Noninterest-earning assets:
Other assets	352,751			151,098

Total assets	$2,175,547			$1,103,115

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits
Interest-bearing demand	$163,710	153	0.19%	$93,735	157	0.34%
Money market	551,841	1,928	0.70%	282,812	1,844	1.31%
Savings	78,363	254	0.65%	43,225	108	0.50%
Time	309,663	3,065	2.00%	179,929	2,871	3.22%

Total interest-bearing deposits	1,103,577	5,400	0.99%	599,701	4,979	1.67%
Other interest-bearing liabilities	40,686	1,303	6.46%	32,355	1,152	7.18%

Total interest-bearing liabilities	1,144,263	6,703	1.18%	632,056	6,131	1.96%
Noninterest-bearing liabilities:
Demand deposits	681,495			366,322
Other liabilities	28,786			17,918

Total liabilities	1,854,544			1,016,296
Shareholders' equity	321,003			86,819

Total liabilities and shareholders' equity	$2,175,547			$1,103,115

Net interest income		$48,914			$25,533

Net interest spread			4.97%			4.75%

Net interest margin			5.41%			5.41%

        Six month analysis.    Net interest income increased 91.6%, or $23.4 million, to $48.9 million for the six months ended June 30, 2003 from $25.5 million for the same period of 2002 and is due mostly to the increase in average earning assets, which increased largely as the result of our acquisition activity. Average earning assets increased by 91.5%, or $870.8 million, to $1,822.8 million for the six months ended June 30, 2003 when compared to the same period of 2002. Average loans, net of fees and costs, increased by 94.5%, or $713.1 million, to $1,468.1 million for the six months ended June 30, 2003 from

$755.0 million for the same period of 2002. This increase is also largely the result of loans acquired through acquisition activity.

        Interest income increased 75.6%, or $24.0 million, to $55.6 million for the six month period ended June 30, 2003 compared to $31.7 million for the same period of 2002 and is the result of the increase in interest-earning assets. The yield on total interest-earning assets decreased by 56 basis points to 6.15% for the six months ended June 30, 2003 from 6.71% for the same period of 2002. The yield on average loans declined to 7.00% for the six months ended June 30, 2003 from 7.32% for the same period of 2002. The yield on investment securities decreased by 251 basis points to 2.88% for the six months ended June 30, 2003 from 5.39% for the same period of 2002. All these decreases experienced in the first six months of 2003, when compared to the same period of 2002, are attributable to the decline in the overall interest rate environment.

        Interest expense on interest-bearing liabilities increased by 9.3%, or $572,000, to $6.7 million for the six months ended June 30, 2003 from $6.1 million for the same period of 2002. Interest-bearing liabilities during the same period increased by 81.0%, or $512.2 million. Again, this increase in interest-bearing liabilities is largely the result of our acquisition activity. The cost of our average interest-bearing liabilities declined to 1.18% for the six months ended June 30, 2003 from 1.96% for the same period of 2002. This 78 basis point decline is due largely to the same reasons noted above. As a percentage of average interest-bearing deposits, time deposits declined to 28.1% for the six months ended June 30, 2003, down from 30.0% for the same period of 2002. Noninterest-bearing demand deposits represented 38.2% of average total deposits for the six months ended June 30, 2003, a slight increase over the 37.9% average for the same period of 2002. We lowered our overall cost of deposits to 0.61% for the six months ended June 30, 2003 from 1.04% for the same period of 2002.

        The net interest margin for the six months ended June 30, 2003 was 5.41% and represents no change in the net interest margin for the same period of 2002.

  Noninterest Income.

        The following table summarizes noninterest income by category for the periods indicated:

	For the three months ended(1)
	June 30, 2003	March 31, 2003	December 31, 2002	June 30, 2002
	(In thousands)
Service charges and fees on deposit accounts	$2,279	$2,134	$2,190	$1,229
Other commissions and fees	884	1,064	1,290	435
Gain on sale of loans	448	138	125	145
Gain on sale of securities	1,756	—	1,608	—
Increase in cash surrender value of life insurance	510	312	252	183
Other income	187	92	222	78
Gain on sale of OREO	22	318	124	—
Gain on sale of merchant card processing	—	—	—	934
Loss on sale of indirect dealer loans	—	—	(703)	—

Total noninterest income	$6,086	$4,058	$5,108	$3,004

(1)
Our quarterly results include Pacific Western National Bank subsequent to January 31, 2002; WHEC subsequent to March 7, 2002; Upland Bank subsequent to August 22, 2002; Marathon Bancorp subsequent to August 23, 2002; First National Bank subsequent to September 10, 2002; and Bank of Coronado subsequent to January 9, 2003.

        Second quarter analysis.    Total noninterest income increased to $6.1 million for the second quarter of 2003, compared to $3.0 million for the same period of 2002. During the second quarter 2003, we recorded a gain of $1.8 million from the sale of investment securities. The sale was undertaken to shift out of fixed-rate mortgage-backed securities in our securities portfolio and generally restructure the securities portfolio from acquired banks. Due to the low interest rate environment, these securities were experiencing declining yields as a result of increased prepayments and the resulting accelerated amortization of book premiums. We sold several of these securities in order to shift the proceeds primarily to adjustable rate mortgage-backed securities. Second quarter 2002 included a gain on the sale of our merchant card portfolio of $934,000. The remaining increase in noninterest income is due primarily to the increase in our deposit base coupled with the addition of several new revenue sources resulting from acquisitions completed since the second quarter of 2002. Service charges and fees on deposits increased by 85.4%, or $1.1 million, to $2.3 million for the second quarter 2003 when compared to the same period of 2002. This increase is attributed to the increase in our deposit base. Other commissions and fees increased by 103%, or $449,000, to $884,000 for the second quarter of 2003 over the same period of 2002. Included in this category is income derived from foreign exchange fees and escrow fees which we are now generating due to the First National Bank and Bank of Coronado acquisitions. The noninterest income realized through the increase in cash surrender value of life insurance increased by 179%, or $327,000, for the second quarter of 2003 when compared to the same period of 2002 as the result of our additional investments in life insurance policies.

        Total noninterest income increased $2.0 million for the second quarter of 2003 from $4.1 million for the first quarter of 2003. All noninterest income categories increased, except other commissions and fees and gain on sale of OREO. Other commissions and fees decreased partially as a result of decreased merchant processing income due to the remaining merchant card processing customers being migrated to other processors.

        Six month analysis    Total noninterest income increased to $10.1 million for the six months ended June 30, 2003, compared to $5.0 million for the same period of 2002. Both six month periods ended June 30, 2003 and 2002 include gains on the sale of assets. Noninterest income for the six months ended June 30, 2002 included a $934,000 gain on the sale of the merchant card portfolio while the same period of 2003 included $340,000 in gains resulting from sale of OREO and the aforementioned securities gains. Other increases in noninterest income categories are due primarily to the increase in the size of our Company as the result of our acquisitions.

Noninterest Expense.

        The following table summarizes noninterest expense by category for the periods indicated:

	For the three months ended(1)
	June 30, 2003	March 31, 2003	December 31, 2002	June 30, 2002
	(Dollars in thousands)
Salaries and employee benefits	$8,050	$8,009	$9,775	$5,362
Occupancy	2,093	2,344	2,442	1,225
Furniture and equipment	815	772	746	742
Data processing	1,204	1,293	1,386	736
Other professional services	554	545	914	726
Business development	221	200	282	270
Communications	519	540	962	387
Stationary and supplies	137	165	251	199
Insurance and assessments	400	327	364	309
Cost of OREO	11	157	435	8
Other	1,278	1,260	1,808	887

Total noninterest expense before intangible amortization	15,282	15,612	19,365	10,851
Core deposit intangible amortization	587	588	692	339

Total noninterest expense	$15,869	$16,200	$20,057	$11,190

Efficiency ratio	52.0%	56.8%	65.2%	63.6%
Noninterest expense as a percentage of average assets	2.93%	2.96%	3.68%	3.69%

(1)
Our quarterly results include Pacific Western National Bank subsequent to January 31, 2002; WHEC subsequent to March 7, 2002; Upland Bank subsequent to August 22, 2002; Marathon Bancorp subsequent to August 23, 2002; First National Bank subsequent to September 10, 2002; and Bank of Coronado subsequent to January 9, 2003.

        Second quarter analysis.    Noninterest expense totaled $15.9 million for the second quarter of 2003, compared to $11.2 million for the same period of 2002 and $16.2 million for the first quarter of 2003. Noninterest expense increased $4.7 million in the second quarter of 2003 as compared to the second quarter of 2002 due primarily to the four acquisitions completed since June 30, 2002. Noninterest expense decreased by $331,000 from the first quarter of 2003 as we continue to experience expense savings, particularly those achieved through branch and back office consolidations and systems conversions. Noninterest expense for the second quarter of 2003 includes core deposit intangible amortization expense of $587,000 compared to $339,000 for the same period of 2002 and which relates to the underlying deposits from the acquisitions of Pacific Western National Bank, Capital Bank, Upland Bank, Marathon Bank, First National Bank, and Bank of Coronado. We estimate the amortization expense for 2003 will range between $2.0 million and $2.3 million. The amortization recorded in the second quarter of 2002 represents a cumulative 2002 adjustment as the core deposit intangible assets relating to the Pacific Western National Bank and WHEC acquisitions was quantified during the second quarter of 2002.

        The ratio of noninterest expense to average assets was 2.93% in the second quarter of 2003, 2.96% in the first quarter of 2003 and 3.69% in the second quarter of 2002. We converted First National Bank to our operating platform in the first quarter of 2003, and converted Bank of Coronado to our operating platform in the second quarter of 2003.

        Six month analysis.    Noninterest expense totaled $32.1 million for the six months ended June 30, 2003, compared to $20.5 million for the same period of 2002. Noninterest expense for the six months ended June 30, 2003 includes core deposit intangible amortization expense of $1.2 million compared to $339,000 for the same period of 2002. As with noninterest income, the increase in noninterest expenses for the first six months ended June 30, 2003, when compared to the same period of 2002 is due primarily to the increase in the size of our Company as the result of our acquisitions.

        Income Taxes.    Our normal effective income tax rate is approximately 42.0%, representing a blend of the statutory Federal income tax rate of 35.0% and the California income tax rate of 10.84%. Due to the deductibility of income on certain investments our actual effective income tax rates were 40.4% and 39.6% for the three months ended June 30, 2003 and 2002, and 40.5% and 39.9% for the six months June 30, 2003 and 2002.

Balance Sheet Analysis

        Loans.    Our net income is dependent on several factors including loan growth. The Company remains optimistic regarding opportunities for loan growth in our primary market areas. Nonetheless, the demand for loans is tempered by the highly competitive banking marketplace, our desire to maintain strong credit quality standards and concerns regarding the national economy. The following table presents the balance of each major category of loans at the dates indicated:

	At June 30, 2003		At December 31, 2002
	Amount	% of loans	Amount	% of loans
	(Dollars in thousands)
Loan Category:
Domestic:
Commercial	$382,636	27%	$382,584	27%
Real estate, construction	342,487	24%	354,296	25%
Real estate, mortgage	611,527	43%	578,556	40%
Consumer	20,245	1%	35,393	3%
Foreign:
Commercial	61,873	4%	59,995	4%
Other	17,090	1%	18,504	1%

Gross loans	1,435,858	100%	1,429,328	100%
Less allowance for loan losses	(23,881)		(24,294)
Less deferred fees and costs	(3,435)		(4,932)

Total net loans	$1,408,542		$1,400,102

        Net loans increased less than 1%, or $8.4 million to $1,408.5 million at June 30, 2003 from year-end 2002. Our increase resulting from loans acquired in the Bank of Coronado acquisition and organic loan growth, was offset by our efforts to manage out lower quality loans obtained through our acquisitions.

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

        The following table presents the changes in our allowance for loan losses for the periods indicated:

	As of or for the Periods Ended
	6 Months 6/30/03	3 Months 3/31/03	Year 12/31/02	6 Months 6/30/02	3 Months 3/31/02
	(Dollars in thousands)
Balance at beginning of period	$24,294	$24,294	$11,209	$11,209	$11,209
Loans charged off:
Commercial	(2,484)	(1,131)	(2,764)	(1,004)	(777)
Real estate—construction	—	—	—	—	—
Real estate—mortgage	—	—	(537)	(537)	—
Consumer	(708)	(538)	(1,488)	(679)	(264)
Foreign	—	—	—	—	—

Total loans charged off	(3,192)	(1,669)	(4,789)	(2,220)	(1,041)

Recoveries on loans charged off:
Commercial	1,455	1,199	2,036	191	151
Real estate—construction	—	—	—	—	—
Real estate—mortgage	65	—	737	734	249
Consumer	326	161	418	256	29
Foreign	—	—	6	—	—

Total recoveries on loans charged off	1,846	1,360	3,197	1,181	429

Net loans charged off	(1,346)	(309)	(1,592)	(1,039)	(612)
Provision for loan losses	300	120	—	—	—
Additions due to acquisitions	633	633	14,677	2,966	2,966

Balance at end of period	$23,881	$24,738	$24,294	$13,136	$13,563

Ratios:
Allowance for loan losses to loans, net	1.67%	1.68%	1.71%	1.49%	1.70%
Allowance for loan losses to nonaccrual loans and leases	245.6%	179.9%	237.8%	210.1%	218.6%
Allowance for loan losses to nonperforming assets	242.2%	163.3%	182.2%	145.4%	149.6%
Annualized net charge offs to average loans	0.18%	0.08%	0.10%	0.28%	0.38%

        Net charge offs were $1.3 million during the six months ended June 30, 2003 resulting from charge offs of $3.2 million and recoveries of $1.8 million during the period. The allowance for loan losses decreased by $413,000 to $23.9 million at June 30, 2003 from $24.3 million at December 31, 2002. The amount of allowance acquired through the Bank of Coronado acquisition in 2003 totaled $633,000. The ratio of the allowance for loan losses to nonperforming assets stood at 242.2% as of June 30, 2003 compared to 182.2% as of December 31, 2002. The increase in this ratio is largely attributable to the reduction in other real estate owned (OREO) from $3.1 million at December 31, 2002 to $136,000 at June 30, 2003.

        The allowance for loan losses as a percentage of nonaccrual loans was 245.6% at June 30, 2003 compared to the December 31, 2002 ratio of 237.8%. The percentage of allowance for loan losses to loans, net of deferred fees and costs, was 1.67% at June 30, 2003 versus 1.71% at December 31, 2002 and 1.68% at March 31, 2003. Management believes that the allowance for loan losses at June 30, 2003 is adequate.

        We maintain an allowance for loan losses at an amount which we believe is sufficient to provide adequate protection against losses in the portfolio. Management's periodic evaluation of the adequacy of the allowance is based on such factors as the Company's past loan loss experience, known and inherent risks in the portfolio that may affect the borrower's ability to repay, the estimated value of underlying collateral, and general economic conditions. Management utilizes information currently available to evaluate the allowance for loan losses, however, the allowance for loan losses is subjective in nature and may be adjusted in the future depending on changes in economic conditions or other factors. Although management has established an allowance for loan losses that it considers adequate, there can be no assurance that the established allowance for loan losses will be sufficient to offset losses on loans in the future.

        Credit Quality.    We define nonperforming assets to include (i) loans past due 90 days or more and still accruing; (ii) loans which have ceased accruing interest which we refer to as "nonaccrual loans"; and (iii) assets acquired through foreclosure, including other real estate owned. "Impaired loans" are loans for which it is probable that we will not be able to collect all amounts due according to the original contractual terms of the loan agreement. Nonaccrual loans may include impaired loans and are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days.

        Management is not aware of any additional significant loss potential that has not already been included in the estimation of the allowance for loan losses. Loans past due 90 days and still accruing represent loans which are past due 90 days or more as to interest or principal, but not included in the nonaccrual or restructured categories. As of June 30, 2003, we had no loans past due 90 days and still accruing.

        The following table shows the historical trends in our loans, allowance for loan losses, nonperforming assets and key credit quality statistics as of and for the periods indicated:

	As of or for the Periods Ended
	6 Months 6/30/03	3 Months 3/31/03	Year 12/31/02	9 Months 9/30/02	6 Months 6/30/02
	(Dollars in thousands)
Loans, net of deferred fees and costs	$1,432,423	$1,475,062	$1,424,396	$1,505,049	$881,766
Allowance for loan losses	23,881	24,738	24,294	24,024	13,136
Average loans, net of deferred fees and costs	1,468,145	1,482,473	1,023,699	857,211	755,002
Loans past due 90 days or more and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans	9,725	13,750	10,216	10,254	6,237
Other real estate owned	136	1,401	3,117	4,751	2,797

Nonperforming assets	$9,861	$15,151	$13,333	$15,005	$9,034

Impaired loans, gross	$9,725	$13,750	$10,216	$10,254	$6,237
Allocated allowance for loan losses	(1,791)	(2,855)	(3,027)	(2,250)	(910)

Net investment in impaired loans	$7,934	$10,895	$7,189	$8,004	$5,327

Charged-off loans year-to-date	$3,192	$1,669	$4,789	$3,478	$2,220
Recoveries year-to-date	(1,846)	(1,360)	(3,197)	(1,616)	(1,181)

Net charge-offs	$1,346	$309	$1,592	$1,862	$1,039

Allowance for loan losses to loans, net of deferred fees and costs	1.67%	1.68%	1.71%	1.59%	1.49%
Allowance for loan losses to nonaccrual loans and leases	245.6%	179.9%	237.8%	234.3%	210.1%
Allowance for loan losses to nonperforming assets	242.2%	163.3%	182.2%	160.1%	145.4%
Nonperforming assets to loans and OREO	0.69%	1.03%	0.93%	0.99%	1.02%
Annualized net charge offs to average loans, net of deferred fees and costs	0.18%	0.08%	0.16%	0.29%	0.28%
Nonaccrual loans to loans, net of deferred fees and costs	0.68%	0.93%	0.72%	0.68%	0.71%

        Nonperforming assets decreased by $3.5 million to $9.9 million at June 30, 2003 from $13.3 million at December 31, 2002. This decrease includes the sale of three OREO properties totaling $3.0 million and a $491,000 decrease in nonaccrual loans during the first six months of 2003. The ratio of nonperforming assets to total loans and OREO declined to 0.69% at June 30, 2003 from 0.93% at December 31, 2002. Nonaccrual loans totaled $9.7 million at June 30, 2003 versus $10.2 million at December 31, 2002 and $13.8 million at March 31, 2003. The percentage of nonaccrual loans to loans, net of deferred fees and costs, was 0.68% at June 30, 2003, relativity unchanged from the December 31, 2002 percentage of 0.72% and a decrease from 0.93% as of March 13, 2003. As of June 30, 2003, we had approximately $9.7 million of loans, which were considered impaired, all of which were on nonaccrual status. The allowance for loan losses at June 30, 2003 includes allocated allowances of approximately $1.8 million established for certain impaired loans.

        Deposits.    The following table presents the balance of each major category of deposits at the dates indicated:

	At June 30, 2003		At December 31, 2002
	Amount	% of deposits	Amount	% of deposits
	(Dollars in thousands)
Noninterest-bearing	$695,553	39%	$657,443	38%
Interest-bearing:
Interest checking	156,851	9	148,221	9
Money market accounts	566,664	32	547,941	32
Savings	79,097	4	71,713	4
Time deposits under $100,000	110,084	6	127,591	7
Time deposits over $100,000	174,635	10	185,712	10

Total interest-bearing	1,087,331		1,081,178

Total deposits	$1,782,884	100%	$1,738,621	100%

        Noninterest-bearing deposits increased 5.8%, or $38.1 million, to $695.6 million and total deposits increased 2.5%, or $44.3 million, to $1,782.9 million for the six months ended June 30, 2003 from year-end 2002. These increases are partially attributable to the deposits acquired in the Bank of Coronado acquisition less the anticipated run-off of higher yielding deposits, most notably time deposits.

        Regulatory Matters.    The regulatory capital guidelines as well as the actual capital ratios for First National, Pacific Western, and the Company as of June 30, 2003, are as follows:

	Regulatory Requirements (Greater than or equal to stated percentage)		Actual
	Adequately Capitalized	Well Capitalized	First National	Pacific Western	Company Consolidated
Tier 1 leverage capital ratio	4.00%	5.00%	8.53%	8.77%	8.97%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.25%	10.68%	10.88%
Total risk-based capital	8.00%	10.00%	11.50%	11.93%	12.13%

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

        Historically, the overall liquidity source of the Banks is their core deposit base. The Banks have not relied on large denomination time deposits. To meet short-term liquidity needs, the Company has maintained at the Banks what it believes are adequate balances in Federal funds sold, interest-bearing deposits in financial institutions and investment securities having maturities of five years or less. On a consolidated basis, liquid assets (cash, Federal funds sold, interest-bearing deposits in other financial institutions and investment securities available-for-sale) as a percent of total deposits were 25.7% and 25.2% as of June 30, 2003 and December 31, 2002.

        Market risk sensitive instruments are generally defined as derivatives and other financial instruments. At December 31, 2002 and June 30, 2003, we had not used any derivatives to alter our interest rate risk profile. The Company's financial instruments include loans receivable, Federal funds sold, interest-bearing deposits in financial institutions, Federal Reserve Board and Federal Home Loan Bank stock, investment securities, deposits, short-term borrowings, and trust preferred securities. At December 31, 2002, we had approximately $1,778.0 million in interest sensitive assets and approximately $1,120.4 million in interest sensitive liabilities. At June 30, 2003, our interest sensitive assets totaled approximately $1,821.0 million while interest-bearing liabilities totaled approximately $1,125.3.million. Both interest sensitive assets and interest-bearing liabilities remained fairly stable over the first six months of 2003.

        The yield on interest sensitive assets and the cost of interest-bearing liabilities for the six month period ended June 30, 2003 was 6.15% and 1.18%, respectively, compared to 6.71% and 1.96%, respectively, for the six month period ended June 30, 2002. The decrease in the yield on interest sensitive assets along with the decrease in the cost of interest-bearing liabilities during 2002 and the first six months of 2003 is primarily a result of the declining interest rate environment coupled with a shift in the composition of interest-bearing deposits from higher costing certificates of deposit to lower costing products, such as money market accounts, in addition to certificate of deposits continuing to mature and reprice in the current lower interest rate environment.

        Our interest sensitive assets and interest sensitive liabilities were reported to have estimated fair values of $1,753.9 million and $1,780.8 million, respectively, at December 31, 2002. Because of the floating and short-term nature of our interest sensitive assets and liabilities and the use of purchase accounting for the acquisition completed in 2003, management believes that there has been no material change in the difference between the book value of the interest sensitive assets and liabilities and their estimated fair values.

        We evaluated the results of our net interest income simulation and market value of equity model prepared as of June 30, 2003 for interest rate risk management purposes. Overall, the model results indicate that the Company's interest rate risk sensitivity is within limits set by the Company's Board of Directors and the Company's balance sheet is asset-sensitive. An asset-sensitive balance sheet suggests that in a rising interest rate environment, our net interest margin would increase and during a falling interest rate environment, our net interest margin would decrease.

        Net interest income simulation.    We used a simulation model to measure the changes in net interest income that would result from immediate and sustained changes in interest rates as of June 30, 2003. This model is an interest rate risk management tool and the results are not necessarily an indication of the Company's future net interest income. These results are based on a given set of rate changes and assumptions. Changes that vary significantly from our assumptions may have significant effects on our net interest income.

        The following table presents forecasted net interest income and net interest margin using a base market rate and the estimated change to the base scenario given an immediate and sustained upward and downward movement in interest rates of 100 basis points and 200 basis points.

Interest rate scenario	Net Adjusted Interest Income	Percentage Change From Base	Net Interest Margin Percent	Net Interest Margin Change From Base
	(Dollars in thousands)
Down 200 basis points	$82,105	(11.9)%	4.31%	(0.58)%
Down 100 basis points	$88,979	(4.5)%	4.67%	(0.22)%
BASE CASE	$93,172	—	4.89%	—
Up 100 basis points	$97,111	4.2%	5.10%	0.21%
Up 200 basis points	$103,361	10.9%	5.43%	0.53%

        Our simulation results as of June 30, 2003 indicate our interest rate risk position was asset sensitive as the simulated impact of an immediate downward movement in interest rates of 100 basis points would result in a 4.5% decline in net interest income over the subsequent 12 month period while an immediate upward movement in interest rates of 100 or 200 basis points would result in a 4.2% or 10.9% increase in net interest income over the next 12 months. We tend to discount the simulated results of a down 200 basis rate shock as not realistic given we are currently in an extremely low interest rate environment. The simulation results indicate that a 100 basis point downward shift in interest rates would result in an 22 basis point decline in our net interest margin, assuming all other variables remained unchanged. Conversely, a 100 basis point increase in interest rates would cause a 21 basis point increase in our net interest margin.

        Market value of equity.    We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as the market value of equity, using a simulation model. The following table shows our projected change in the market value of equity for the set of rate shocks presented as of June 30, 2003.

Interest rate scenario	Market Value	Percentage change From Base	Percentage of total assets	Percentage of Book Value of Equity
	(Dollars in thousands)
Down 200 basis points	$368,701	(13.6)%	17.05%	112.4%
Down 100 basis points	$395,340	(7.4)%	18.28%	122.5%
BASE CASE	$426,934	—	19.74%	130.2%
Up 100 basis points	$455,754	6.8%	21.07%	138.9%
Up 200 basis points	$479,756	12.4%	22.18%	146.3%

        The results of our market value of equity model indicate that an immediate and sustained 100 basis point decrease in interest rates would decrease the market value of portfolio equity by 7.4% while a 100 basis point or 200 basis point increase in interest rates would increase the market value of portfolio equity by 6.8% or 12.4%. At June 30, 2003, our market value of equity exposure was within the current Board-approved guidelines.

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

	At June 30, 2003 Amounts Maturing or Repricing In
	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Nonrate- Bearing(1)	Total
	(Dollars in thousands)
ASSETS
Cash and deposits in other financial institutions	$1,394	$290	$—	$—	$80,661	$82,345
Federal funds sold	92,500	—	—	—	—	92,500
Investment securities	205,859	42,933	29,432	16,140	—	294,364
Loans, net of deferred fees and costs	1,086,220	95,972	151,241	98,990	—	1,432,423
Other assets	—	—	—	—	261,333	261,333

Total assets	1,385,973	139,195	180,673	115,130	341,994	2,162,965

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing demand deposits	—	—	—	—	695,553	695,553
Interest-bearing demand, money market and savings	802,612	—	—	—	—	802,612
Time certificates of deposit	145,043	117,808	21,735	133	—	284,719
Long term debt	20,000	10,000	—	8,000	—	38,000
Other liabilities	—	—	—	—	14,047	14,047
Shareholders' equity	—	—	—	—	328,034	328,034

Total liabilities and shareholders' equity	$967,655	$127,808	$21,735	$8,133	$1,037,634	$2,162,965

Period Gap	$418,318	$11,387	$158,938	$106,997	$(695,640)
Cumulative interest rate-sensitive assets	$1,385,973	$1,525,168	$1,705,841	$1,820,971
Cumulative interest rate-sensitive liabilities	$967,655	$1,095,463	$1,117,198	$1,125,331
Cumulative Gap	$418,318	$429,705	$588,643	$695,640
Cumulative gap as a percent of:
Total assets	19.3%	19.9%	27.2%	32.2%
Interest earning assets	23.0%	23.6%	32.4%	38.2%

(1)
Assets or liabilities which do not have a stated interest rate.

        The preceding table indicates that as of June 30, 2003, we had a positive one year cumulative gap of $429.7 million, or 19.9% of total assets. This one year gap of a positive $429.7 million means more assets than liabilities would reprice if there was a change in interest rates over the next year. This gap position suggests that if interest rates were to increase, our net interest margin would most likely increase.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

        Please see the section above titled "Asset/Liability Management, Liquidity and Interest Rate Sensitivity" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" which provides an update to our quantitative and qualitative disclosure about market risk. This analysis should be read in conjunction with text under the caption "Quantitative and Qualitative Disclosure About Market Risk" in our report on Form 10-K for the year ended December 31, 2002, which is incorporated herein by reference. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 regarding such forward-looking information.

ITEM 4. Controls and Procedures

        An evaulation was carried out by the Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report these disclosure controls and procedures were effective.

        There have been no changes in the Company's internal controls over financial reporting during the period covered by this report that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

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

  (a)
  The Company held its annual shareholder meeting on May 28, 2003.

  (b)
  The following directors were elected at the annual meeting to serve until the next annual meeting of shareholders and thereafter until their successors are duly elected and qualified:

    Stephen M. Dunn
    John M. Eggemeyer, III
    Barry C. Fitzpatrick
    Charles H. Green
    Leon Kassel
    Susan E. Lester
    Timothy B. Matz
    Daniel B. Platt
    Robert A. Stine
    Matthew P. Wagner
    David S. Williams

  (c)
  At the annual meeting, shareholders voted on (1) the election of the Company's directors; and (2) an amendment and restatement of the Company's 2003 Stock Incentive Plan to provide for additional forms of equity compensation and to increase the number to shares reserved for issuance thereunder from 2,000,000 to 2,500,000. The results of the voting were as follows:

Matter	Votes For	Votes Against	Withheld	Abstentions	Broker Non-votes
Election of Directors:
Stephen M. Dunn	12,935,055	—	154,313	—	—
John M. Eggemeyer, III	11,215,068	—	1,874,300	—	—
Barry C. Fitzpatrick	12,799,600	—	289,768	—	—
Charles H. Green	12,935,151	—	154,217	—	—
Leon Kassel	12,665,071	—	424,297	—	—
Susan E. Lester	12,935,071	—	154,795	—	—
Timothy B. Matz	12,792,159	—	297,209	—	—
Daniel B. Platt	12,935,192	—	154,176	—	—
Robert A. Stine	12,927,214	—	154,176	—	—
Matthew P. Wagner	11,088,660	—	2,000,708	—	—
David S. Williams	12,799,600	—	289,768	—	—
Approve Amendment and Restatement of the Company's 2003 Stock Incentive Plan	12,029,967	1,053,409	—	8,992	—

ITEM 5. Other Information

        On April 17, 2003, we announced the signing of a definitive agreement and plan of merger to acquire Verdugo Banking Company, a one branch bank located in Glendale, California with approximately $179.0 million in assets as of March 31, 2003. We agreed to pay approximately $34.9 million in cash for all of the outstanding capital stock, and options to acquire the capital stock of Verdugo Banking Company. The transaction is currently expected to close in mid-August 2003. First Community and Verdugo have received all regulatory and shareholder approvals necessary to complete the transaction. Upon the closing of the transaction, Verdugo will merge with and into Pacific Western, with Pacific Western remaining as the surviving bank.

ITEM 6. Exhibits and Reports on Form 8-K

A. Exhibits

        The following documents are included or incorporated by reference in this Quarterly Report on Form 10-Q:

Exhibit Number	Description
3.1	Articles of Incorporation of First Community Bancorp, as amended to date (Exhibit 3.1 to Form 10-Q filed on November 14, 2002 and incorporated herein by this reference).
3.2	Bylaws of First Community Bancorp, as amended to date (Exhibit 4.2 to Form S-3 filed on June 11, 2002 and incorporated herein by this reference).
10.1	The First Community Bancorp 2003 Stock Incentive Plan, effective May 28, 2003 (Annex C to the Company's 2003 Proxy Statement filed on April 17, 2003 and incorporated herein by this reference).
31.1	Certification of Matthew P. Wagner, President and Chief Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Lynn M. Hopkins, Executive Vice President and Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Matthew P. Wagner, President and Chief Executive Officer of the Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Lynn M. Hopkins, Executive Vice President and Chief Financial Officer of the Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B. Reports on Form 8-K

        On May 14, 2003, the Company filed a current report on Form 8-K including Section 906 certifications of Matt Wagner and Lynn Hopkins for the Company's Quarterly Report on Form 10-Q, as required under the Sarbanes-Oxley Act and implementing regulations.

        On June 5, 2003, the Company filed a Current Report on Form 8-K including a press release announcing the departure of Stephen Rippe as President and Chief Executive Officer of First National Bank.

        On July 9, 2003, the Company filed a Current Report on Form 8-K including a press release announcing the appointment of Robert M. Borgman as President and Chief Executive Officer of First National Bank and of John M. Eggemeyer as Chairman of the Board of First National Bank.

        On July 22, 2003, the Company filed a Current Report on Form 8-K including a press release announcing the hiring of Victor R. Santoro as the Company's new Chief Financial Officer, effective September 2, 2003.

        On July 25, 2003, the Company filed a Current Report on Form 8-K including a press release announcing the earnings and results of operations for the quarter and six months ended June 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY BANCORP

Date: August 11, 2003	/s/ LYNN M. HOPKINS Lynn M. Hopkins Executive Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
  ITEM 1. Consolidated Financial Statements (Unaudited)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
  ITEM 4. Controls and Procedures
PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 2. Changes in Securities
  ITEM 3. Defaults Upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 5. Other Information
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES