Form 10-Q
period 2003-09-30
FIRST COMMUNITY BANCORP /CA/
filed 2003-11-07
CIK 1102112

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 00-30747

FIRST COMMUNITY BANCORP
(Exact name of registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	33-0885320 (I.R.S. Employer Identification Number)
6110 El Tordo, P.O. Box 2388, Rancho Santa Fe, California (Address of principal executive offices)	92067 (Zip Code)
(858) 756-3023 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        As of November 3, 2003 there were 15,862,441 shares of the registrant's common stock outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (Unaudited)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(In thousands, except per share data)
Assets:
Cash and due from banks	$93,925	$97,666
Federal funds sold	32,500	26,700

Total cash and cash equivalents	126,425	124,366
Interest-bearing deposits in financial institutions	367	1,041
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	12,488	6,991
Securities held-to-maturity (fair value of $6,943 at December 31, 2002)	—	6,684
Securities available-for-sale (amortized cost of $432,189 at September 30, 2003 and $309,681 at December 31, 2002)	429,395	312,183

Total securities	441,883	325,858
Gross loans	1,550,722	1,429,328
Deferred fees and costs	(4,058)	(4,932)

Loans, net of deferred fees and costs	1,546,664	1,424,396
Allowance for loan losses	(25,768)	(24,294)

Net loans	1,520,896	1,400,102
Premises and equipment, net	14,513	13,397
Other real estate owned, net	—	3,117
Deferred tax assets, net	16,092	15,673
Accrued interest receivable	7,488	6,961
Goodwill	199,956	168,573
Core deposit intangible	22,760	19,477
Cash surrender value of life insurance	49,731	27,923
Other assets	8,319	9,389

Total Assets	$2,408,430	$2,115,877

Liabilities and Shareholders' Equity:
Liabilities:
Noninterest-bearing deposits	$777,238	$657,443
Interest-bearing deposits	1,194,180	1,081,178

Total deposits	1,971,418	1,738,621
Accrued interest payable and other liabilities	33,808	21,741
Short-term borrowings	14,000	1,223
Trust preferred securities	58,000	38,000

Total Liabilities	2,077,226	1,799,585
Shareholders' Equity:
Preferred stock; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value; authorized 30,000,000 shares; issued and outstanding 15,857,510 and 15,297,037 at September 30, 2003 and December 31, 2002	307,501	291,803
Retained earnings	39,159	23,039
Unearned equity compensation	(13,836)	—
Accumulated other comprehensive income:
Unrealized (losses) gains on securities available-for-sale, net	(1,620)	1,450

Total Shareholders' Equity	331,204	316,292

Total Liabilities and Shareholders' Equity	$2,408,430	$2,115,877

Book value per share	$20.89	$20.68

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Interest income:
Interest and fees on loans	$25,179	$19,843	$76,146	$47,257
Interest on interest-bearing deposits in financial institutions	2	3	11	9
Interest on investment securities	2,510	2,291	6,873	6,091
Interest on federal funds sold	299	230	577	674

Total interest income	27,990	22,367	83,607	54,031

Interest expense:
Interest expense on deposits	2,158	2,848	7,558	7,827
Interest expense on short-term borrowings	54	87	87	125
Interest expense on convertible debt	—	9	—	23
Interest expense on trust preferred securities	712	677	1,982	1,777

Total interest expense	2,924	3,621	9,627	9,752

Net interest income	25,066	18,746	73,980	44,279
Provision for loan losses	—	—	300	—

Net interest income after provision for loan losses	25,066	18,746	73,680	44,279

Noninterest income:
Service charges and fees on deposit accounts	2,219	1,546	6,632	3,890
Other commissions and fees	1,104	504	3,052	1,389
Gain on sale of loans	135	54	721	263
Gain on sale of securities	—	—	1,756	—
Increase in cash surrender value of life insurance	523	169	1,345	484
Other income	896	260	1,515	1,482

Total noninterest income	4,877	2,533	15,021	7,508

Noninterest expense:
Salaries and employee benefits	8,082	6,906	24,141	16,965
Occupancy	2,567	1,694	7,004	3,999
Furniture and equipment	817	836	2,404	2,218
Data processing	1,168	841	3,665	2,321
Other professional services	723	668	1,822	1,948
Business development	316	275	737	762
Communications	613	509	1,672	1,235
Stationery and supplies	175	237	477	557
Insurance and assessments	410	280	1,137	789
Cost of real estate owned	—	8	168	79
Core deposit intangible amortization	632	238	1,807	577
Other	1,517	1,271	4,055	2,794

Total noninterest expense	17,020	13,763	49,089	34,244

Income before income taxes	12,923	7,516	39,612	17,543
Income taxes	5,182	3,034	15,995	7,039

Net income	$7,741	$4,482	$23,617	$10,504

Per share information:
Number of shares (weighted average)
Basic	15,401.9	11,792.4	15,367.6	8,628.0
Diluted	15,897.1	12,234.8	15,819.5	8,983.1
Net income per share
Basic	$0.50	$0.38	$1.54	$1.22
Diluted	$0.49	$0.37	$1.49	$1.17
Dividends declared per share	$0.1875	$0.15	$0.4875	$0.39

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Net income	$7,741	$4,482	$23,617	$10,504
Other comprehensive income, net of related income taxes:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(2,662)	731	(2,431)	1,975
Less reclassifications of realized gains included in income	—	—	639	—

Other comprehensive (loss) income	(2,662)	731	(3,070)	1,975

Comprehensive income	$5,079	$5,213	$20,547	$12,479

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2003	2002
	(In thousands)
Cash flows from operating activities:
Net income	$23,617	$10,504
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,709	3,116
Provision for loan losses	300	—
Gain on sale of OREO	(345)	(148)
Gain on sale of loans	(721)	(263)
Gain on sale of securities	(1,756)	—
Real estate valuation adjustments	153	—
Gain on sale of premises and equipment	(6)	(1)
Amortization of unearned compensation related to restricted stock	446	—
(Increase) decrease in other assets	(13,532)	5,012
Decrease in accrued interest payable and other liabilities	(3,195)	(28,454)
Dividend on FHLB stock	(59)	(27)

Net cash provided by (used in) operating activities	11,611	(10,261)

Cash flows from investing activities:
Net cash and cash equivalents acquired in acquisition of:
Bank of Coronado	372	—
Verdugo Banking Company	(1,178)	—
Pacific Western Bank	—	1,401
WHEC	—	24,853
Upland Bank	—	(2,970)
Marathon Bancorp	—	11,351
First National Bank	—	48,900
Net decrease (increase) in loans outstanding	84,185	(159,571)
Proceeds from sale of loans	6,804	2,736
Net decrease in interest-bearing deposits in financial institutions	774	813
Securities held-to-maturity:
Proceeds from sale	3,452	—
Maturities	3,360	2,348
Securities available-for-sale:
Proceeds from sale	179,916	—
Maturities	148,764	144,307
Purchases	(449,722)	(89,845)
Net (purchases) sales in FRB and FHLB stock	(5,013)	621
Proceeds from sale of OREO	3,309	1,911
Purchases of premises and equipment, net	(3,237)	(1,990)
Proceeds from sale of premises and equipment	7	893

Net cash used in investing activities	(28,207)	(14,242)

Cash flows from financing activities:
Net increase (decrease) in deposits:
Non interest-bearing	54,074	36,979
Interest-bearing	(62,116)	(61,379)
Proceeds from issuance of trust preferred securities	20,000	10,000
Proceeds from rights offering	—	112,348
Proceeds from exercise of stock options	1,417	694
Net increase (decrease) in short-term borrowings	12,777	(57,029)
Convertible debt payment	—	(114)
Cash dividends paid	(7,497)	(3,433)

Net cash provided by financing activities	18,655	38,066

Net increase in cash and cash equivalents	2,059	13,563
Cash and cash equivalents at beginning of period	124,366	104,703

Cash and cash equivalents at end of period	$126,425	$118,266

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$9,634	$10,666
Cash paid during period for income taxes	11,111	2,235
Transfer from loans to other real estate owned	—	1,443
Conversion of convertible debt	—	557
Transfer from loans to loans held-for-sale	6,353	2,473

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

NOTE 1—BASIS OF PRESENTATION

Organization and Nature of Operations.

        First Community Bancorp ("First Community" on a parent-only basis and the "Company", "we" or "our" on a consolidated basis) is the holding company for First National Bank ("First National") and Pacific Western National Bank ("Pacific Western" and together with First National, the "Banks"). The Banks are full-service community banks offering a broad range of banking products and services including: originating commercial loans, real estate and construction loans, Small Business Administration ("SBA") loans and consumer loans, along with accepting demand and time deposits and providing other services including foreign exchange services. We extend credit to customers located primarily in the counties we serve and, through certain programs, we also extend credit to businesses located in Mexico. We focus on providing commercial banking services to small and medium-sized businesses through 32 full-service banking offices located in Los Angeles, Orange, Riverside, San Bernardino and San Diego counties. The Company, through the Banks, derives its income primarily from the interest received on the various loan products, interest on investment securities, and fees from providing deposit services and extending credit.

        We have completed seven acquisitions since December 31, 2001. All the acquisitions were accounted for using the purchase accounting method and accordingly the results of operations for each acquisition have been included in the consolidated financial statements since the dates of the respective acquisitions. All acquisitions were undertaken for the purpose of increasing our market share and presence in the communities we serve in addition to the expectation that they will be accretive to our earnings once the acquired banks have been fully integrated with our operations.

Consolidation and Basis of Presentation.

        The consolidated financial statements include the accounts of First Community and its subsidiaries. The unaudited condensed consolidated financial statements of the Company included herein have been prepared in conformity with accounting principles generally accepted in the United States of America. Our financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods indicated. Certain reclassifications have been made to the consolidated financial statements for 2002 to conform to the 2003 presentation. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

however, actual results may differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. Material estimates subject to change include, among other items, the allowance for loan losses and the carrying value of other real estate owned, deferred tax assets, goodwill and core deposit intangible.

NOTE 2—ACQUISITIONS

        The Company has made the following acquisitions since January 1, 2002:

Acquisition	Pacific Western National Bank	WHEC, Inc.	Upland Bank	Marathon Bancorp	First National Bank	Bank of Coronado	Verdugo Banking Company
Date Acquired	January 2002	March 2002	August 2002	August 2002	September 2002	January 2003	August 2003
Assets Acquired:
Cash and cash equivalents	$38,026	$24,853	$3,812	$18,056	$123,409	$11,974	$33,075
Interest-bearing deposits in financial institutions	—	450	594	—	336	100	—
Investment securities	20,644	24,393	1,750	25,721	151,015	2,699	—
Loans	193,042	92,526	101,956	61,611	384,627	63,891	147,471
Premises and equipment	3,042	1,185	214	176	3,918	261	82
Goodwill	19,275	13,803	10,039	11,100	106,431	7,250	22,117
Core deposit intangible	3,646	4,182	994	2,243	9,681	714	4,376
Other assets	3,922	4,320	4,006	7,141	24,185	1,601	4,601

Total assets acquired	281,597	165,712	123,365	126,048	803,602	88,490	211,722

Liabilities Assumed:
Noninterest-bearing deposits	(42,662)	(47,030)	(28,377)	(36,312)	(157,288)	(17,079)	(48,642)
Interest-bearing deposits	(196,204)	(87,768)	(65,598)	(60,941)	(395,044)	(56,007)	(119,111)
Accrued interest payable and other liabilities	(6,106)	(6,391)	(9,885)	(6,027)	(95,653)	(3,802)	(9,716)

Total liabilities assumed	(244,972)	(141,189)	(103,860)	(103,280)	(647,985)	(76,888)	(177,469)

Total consideration paid	$36,625	$24,523	$19,505	$22,768	$155,617	$11,602	$34,253

Total consideration paid:
Cash paid for common stock	$36,625	—	6,782	6,705	74,509	11,602	34,253
Fair value of common stock issued for common stock	—	$24,523	12,723	16,063	81,108	—	—

Total consideration paid	$36,625	$24,523	$19,505	$22,768	$155,617	$11,602	$34,253

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

W.H.E.C., Inc. Acquisition.

        On March 7, 2002, we acquired W.H.E.C., Inc. ("WHEC"), the holding company of Capital Bank of North County ("Capital Bank"). The Company issued 1,043,999 shares of our common stock in exchange for all of the outstanding common shares and options of WHEC. The total purchase price was approximately $24.5 million. At the time of the merger, Capital Bank was merged into Rancho Santa Fe National Bank, First National's predecessor.

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

Verdugo Banking Company Acquisition.

        On August 22, 2003, we acquired Verdugo Banking Company. We paid approximately $34.3 million in cash for all outstanding shares of common stock and options. At the time of the merger, Verdugo Banking Company was merged into Pacific Western.

Proforma Information for Purchase Acquisitions.

        The following table presents our unaudited pro forma results of operations for the three and nine months ended September 30, 2003 and 2002 as if the acquisitions of Pacific Western National Bank, WHEC, Upland Bank, Marathon Bancorp, First National Bank, Bank of Coronado and Verdugo Banking Company had been effective at the beginning of each period presented. The unaudited pro forma combined summary of operations is intended for informational purposes only, is not necessarily indicative of the operating results that would have occurred had these acquisitions been in effect for the periods presented and does not include any adjustments for cost savings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share information)
Interest income	$29,354	$35,130	$89,903	$102,185
Interest expense	3,302	6,115	11,382	23,032

Net interest income	26,052	29,015	78,521	79,153
Provision for loan losses	120	255	780	3,110

Net interest income after provision for loan losses	25,932	28,760	77,741	76,043
Noninterest income	4,962	5,249	15,406	18,024
Noninterest expense	18,418	23,146	53,057	69,283

Income before income taxes	12,476	10,863	40,090	24,784
Income taxes	5,000	4,489	16,386	9,720

Net income from continuing operations	$7,277	$6,374	$23,704	$15,064

Net income per share from continuing operations:
Basic	$0.47	$0.42	$1.54	$0.99
Diluted	$0.46	$0.41	$1.50	$0.97
Weighted average shares outstanding:
Basic	15,401.9	15,189.8	15,367.6	15,171.6
Diluted	15,897.1	15,632.2	15,819.5	15,526.7

NOTE 3—NET INCOME PER SHARE

        The following is a summary of the calculation of basic and diluted net income per share for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Net income used for basic net income per share	$7,741	$4,482	$23,617	$10,504
Convertible debt interest expense, net of taxes	—	5	—	13

Adjusted net income used for diluted net income per share	$7,741	$4,487	$23,617	$10,517

Weighted average shares outstanding used for basic net income per share	15,401.9	11,792.4	15,367.6	8,628.0
Effect of dilutive stock options, warrants and restricted stock	495.2	442.4	451.9	355.1

Diluted weighted average shares outstanding	15,897.1	12,234.8	15,819.5	8,983.1

Net income per share:
Basic	$0.50	$0.38	$1.54	$1.22
Diluted	$0.49	$0.37	$1.49	$1.17

NOTE 4—STOCK COMPENSATION

Stock Options.

        The Company adopted the fair value method of accounting for stock options effective January 1, 2003, using the prospective method of transition specified in Statement of Financial Accounting Standard ("SFAS") No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. The cost of all stock options granted on or after January 1, 2003, is based on their fair value and is included as a component of salaries and employee benefits expense over the vesting period for such options. The effect of adoption had no material effect on either the Company's financial condition or results of operations. For stock options granted prior to January 1, 2003, the Company continues to apply the intrinsic value-based method of accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which compensation cost is recognized only when the option exercise price is less than the fair market value of the underlying stock on the date of grant.

        Had we determined compensation expense based on the fair value at the grant date for all of our stock options granted under SFAS No. 123, Accounting for Stock-Based Compensation, our net income and related earnings per share would have been reduced to the pro forma amounts indicated in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Reported net income	$7,741	$4,482	$23,617	$10,504
Add: Stock based compensation expense included in net income, net of tax	267	—	267	—
Deduct: All stocked based compensation expense, net of tax	(372)	(145)	(719)	(295)

Pro forma net income	$7,636	$4,337	$23,165	$10,209

Basic net income per share as reported	$0.50	$0.38	$1.54	$1.22
Pro forma basic net income per share	$0.50	$0.37	$1.51	$1.18
Diluted net income per share as reported	$0.49	$0.37	$1.49	$1.17
Pro forma diluted net income per share	$0.48	$0.35	$1.46	$1.14

Restricted Stock.

        During the third quarter of 2003, the Compensation Committee of the Company's Board of Directors awarded aggregate grants of 200,000 shares of restricted common stock and 245,000 shares of performance common stock to officers of the Company and its subsidiaries, pursuant to the Company's 2003 Stock Incentive Plan (the "Plan"). The granted shares of restricted common stock will vest over a service period of three to four years. The granted shares of performance common stock will vest in full or in part on the date the Compensation Committee, as Administrator of the Plan, determines that the Company achieved certain financial targets determined by the Compensation Committee. The granted shares of performance common stock expire seven years from the date of grant. Prior to vesting of the restricted common stock or performance common stock, each grant recipient is entitled to dividend and voting rights with respect to the shares of granted stock, subject to termination of such rights under the terms of the Plan.

        At the time the shares of restricted and performance common stock were granted, the fair market value of the common stock was approximately $14.3 million. Such amount was recorded within shareholders' equity by increasing common stock and recording unearned equity compensation. The unearned equity compensation is being amortized to compensation expense over the vesting periods by use of the straight-line method. Performance stock vesting could be over a shorter period if related financial targets are met earlier than anticipated. Compensation expense related to the restricted and performance stock awards approximated $446,000 during the three months ended September 30, 2003, and is included in salaries and employee benefits expense in the accompanying statement of income.

NOTE 5—BORROWINGS

Trust Preferred Securities.

        The Company had an aggregate of $58.0 million in trust preferred securities outstanding at September 30, 2003. Each of the series of trust preferred securities issued has a maturity of thirty years from its date of issue. These securities are considered Tier 1 capital for regulatory purposes and the proceeds from the issuance of the securities were used primarily to fund several of our acquisitions. The following table summarizes the terms of each issuance.

Series	Date issued	Amount	Maturity Date	Earliest Call Date By Company Without Penalty	Fixed or Variable Rate	Rate Adjuster	Current Rate	Next Reset Date
	(Dollars in thousands)
Trust I	9/7/2000	$8,000	9/7/2030	9/7/2020	Fixed	N/A	10.60%	N/A
Trust II	12/18/2001	10,000	12/18/2031	12/18/2006	Variable	6-month LIBOR +3.75%	4.81%	12/8/2003
Trust III	11/28/2001	10,000	12/8/2031	12/8/2006	Variable	3-month LIBOR +3.60	4.66%	12/18/2003
Trust IV	6/26/2002	10,000	6/26/2032	6/26/2007	Variable	3-month LIBOR +3.55	4.56%	12/26/2003
Trust V	8/15/2003	10,000	9/17/2033	9/17/2008	Variable	3-month LIBOR +3.10	4.24%	12/17/2003
Trust VI	9/3/2003	10,000	9/15/2033	9/15/2008	Variable	3-month LIBOR +3.05	4.19%	12/15/2003

Short-Term Borrowings.

        During the third quarter of 2003 we amended and restated our revolving credit facility, which has a limit of $12.5 million, and added a new revolving credit line, which has a limit of $17.5 million. The facilities mature in one year, include automatic renewal provisions, and carry floating rates of the lenders' Federal funds rate plus 1.50%. The Company borrowed an aggregate of $24.0 million from the facilities to help finance the Verdugo acquisition in August 2003. As of September 30, 2003 we had $14.0 million outstanding on these facilities.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

        We adopted Statement of Financial Accounting Standards, No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, on January 1, 2002. Goodwill and intangible assets arise from purchase business combinations and SFAS No. 142 requires all business combinations to be accounted for under the purchase method of accounting. SFAS No. 142 addresses the initial recognition and measurement of goodwill and other intangible assets acquired as a result of a business combination and the recognition and measurement of those assets subsequent to acquisition. Under SFAS No. 142, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized, but instead are tested for impairment annually, or more frequently, whenever certain events occur. We performed our annual test for impairment as of June 30, 2003, and concluded that there was no impairment in our goodwill at that time.

        SFAS No. 142 also requires intangible assets with definite lives, such as core deposit intangibles, to be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. We determined the value of a core deposit intangible related to each of the acquisitions of Pacific Western National Bank, WHEC, Upland Bank, Marathon Bancorp, First National Bank, Bank of Coronado and Verdugo Banking Company. We recorded the aggregate value of the core deposit intangible separate from goodwill and we are amortizing these core deposit intangible assets over their estimated useful lives of 10 years. The amortization expense represents the estimated decline in the value of the underlying deposits acquired. We recorded an expense of $632,000 and $1.8 million for the three months and nine months ended September 30, 2003, and $238,000 and $577,000 for the three and nine months ended September 30, 2002. We estimate the expense for core deposit intangibles will range from $2.5 million to $2.7 million per year for the next five years.

        The changes in the carrying amounts of goodwill and core deposit intangible for the nine months ended September 30, 2003 are as follows:

	Goodwill	Core Deposit Intangible
	(In thousands)
Balance as of December 31, 2002	$168,573	$19,477
2003 acquisitions	29,367	5,090
Core deposit intangible amortization	—	(1,807)
Increase for 2002 acquisitions related to liabilities for severance, contractual obligations and vacant premises	2,016	—

Balance as of September 30, 2003	$199,956	$22,760

NOTE 7—DIVIDEND APPROVAL

        On October 22, 2003, our Board of Directors declared a quarterly dividend of $0.1875 per common share payable on November 26, 2003 to shareholders of record on November 14, 2003.

NOTE 8—IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        The FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, in January, 2003. This Interpretation addressed the consolidation of variable interest entities as defined in the Interpretation. The Interpretation was effective immediately for variable interest entities either created or acquired after January 31, 2003, and the FASB recently announced that the Interpretation would be effective on December 31, 2003 for variable interest entities created or acquired before February 1, 2003. Application of this Interpretation is not expected to have a material effect on our financial statements. There has been some discussion in the accounting profession of trust preferred securities and whether this Interpretation would require companies that have issued trust preferred securities to deconsolidate the related entities. Although this matter of deconsolidation of trust preferred securities is not yet settled, we have determined that deconsolidation of our trust preferred securities entities would not have a material impact on either the Company's financial position or results of operations.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

        This Quarterly Report on Form 10-Q (the "Quarterly Report") includes, and from time to time our management may make, statements that are "forward-looking statements" within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. When we make statements that are not based on historical facts or are forward-looking, including when we use or incorporate by reference in this Quarterly Report the words "anticipate," "will," "estimate," "expect," "project," "intend," "commit," "believe" and similar expressions, such statements contain forward-looking information. Such statements are subject to certain risks and assumptions about future events, which by their nature are inherently uncertain and out of our control, that could cause actual results to differ materially from those in our forward-looking statements. Such risks, uncertainties and assumptions, include, but are not limited to, those discussed in our Form 10-K for fiscal year ended December 31, 2002, under Item 1 "Business—Certain Business Risks", as well as the following factors:

  •
  Expected cost savings or revenue enhancements from completed acquisitions may not be fully realized or realized within the expected time frame.

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

  •
  Dividend restrictions.

  •
  Regulatory discretion and legislation or regulatory changes which adversely affect the Company's operations or business.

  •
  Changes in the securities markets.

  •
  Asset/liability repricing risks and liquidity risks.

  •
  Continuing effects on the economy from the terrorist attacks in the United States on September 11, 2001 and the ongoing war on terrorism.

  •
  Natural disasters which could reduce the value of real estate collateral securing our loans or impair the ability of our borrowers to repay our loans.

        We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Overview

        First Community Bancorp ("First Community" on a parent-only basis and the "Company", "we" or "our" on a consolidated basis) is the holding company for First National Bank ("First National") and Pacific Western National Bank ("Pacific Western" and together with First National, the "Banks"). The Banks are full-service community banks offering a broad range of banking products and services including: originating commercial loans, real estate and construction loans, Small Business Administration ("SBA") loans, and consumer loans, along with accepting demand and time deposits and providing other services including foreign exchange services. We extend credit to customers located primarily in the counties we serve and, through certain programs, we also extend credit to businesses located in Mexico. We focus on providing commercial banking services to small and medium-sized businesses through 32 full-service banking offices located in Los Angeles, Orange, Riverside, San Bernardino and San Diego counties. The Company, through the Banks, derives its income primarily from the interest received on the various loan products, interest on investment securities, and fees from providing deposit services and extending credit.

        At September 30, 2003, we had total assets of $2,408.4 million, gross loans of $1,550.7 million, deposits of $1,971.4 million and shareholders' equity of $331.2 million. We have completed seven acquisitions since December 31, 2001. All acquisitions were accounted for using the purchase accounting method and accordingly the results of operations from each acquisition have been included in the consolidated financial statements since the date of the respective acquisition. All acquisitions were undertaken for the purpose of increasing our market share and presence in the communities we serve in addition to the expectation that they will be accretive to our earnings once the acquired banks have been fully integrated with our operations.

        The 2003 comparisons to 2002 are affected by the acquisitions of Upland Bank, Marathon Bancorp, First National Bank, Bank of Coronado, and Verdugo Banking Company, which were completed subsequent to the second quarter of 2002 and whereby First Community acquired aggregate assets totaling approximately $1.4 billion and aggregate deposits totaling $984.4 million. Further, the year-over-year comparisons are also affected by the acquisitions of Pacific Western National Bank, and WHEC accomplished during the first quarter of 2002, through which First Community acquired aggregate assets totaling $447.3 million and aggregate deposits totaling $373.7 million.

        Since December 31, 2002, our total assets have increased by approximately $292.6 million, or 13.8%, which is attributable to the assets acquired in the Bank of Coronado and the Verdugo Banking Company acquisitions. Loans, net of deferred fees and costs, increased by $122.3 million, or 8.6%, since year-end 2002. This increase is due primarily to the acquisitions of Bank of Coronado and Verdugo Banking Company, offset by planned loan run-off. Our total deposits increased by approximately $232.8 million, or 13.4%, since year-end 2002 and represents deposits acquired in the Bank of Coronado and Verdugo Banking Company acquisitions plus organic growth of noninterest-bearing deposit balances of $54.1 million offset by a decline in interest-bearing balances of $62.1 million. The decline in interest-bearing balances was expected due to the lowering of interest rates paid on interest-bearing deposit accounts. Noninterest-bearing deposit accounts as a percentage of total deposits were 39.4% at September 30, 2003 compared to 37.8% at December 31, 2002 deposit mix. Our loan-to-deposit ratio at September 30, 2003 was 78.5% compared to 81.9% as of December 31, 2002.

        During the third quarter, the Company issued an aggregate of $20.0 million of trust preferred securities, via two $10.0 million offerings. The proceeds from the first offering were used to help finance the acquisition of Verdugo Banking Company. The proceeds from the second offering were used to pay down the Company's revolving lines of credit.

        The following sections contain tables and data setting forth certain statistical information relating to the Company as of September 30, 2003, and for the three and nine months ended September 30, 2003 and 2002, respectively. This discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto as of September 30, 2003 included herein, and the consolidated financial statements and notes thereto included in our consolidated financial statements filed on Form 10-K for the year ended December 31, 2002.

Critical Accounting Policies.

        The accounting policies that involve significant estimates and assumptions by management and which may have a material impact on the carrying value of certain assets and liabilities are considered critical accounting policies. We have identified our policy for the allowance for loan losses and our estimates of the fair values of financial instruments and goodwill and other intangible assets as critical accounting policies. Please see the sections entitled "—Allowance for Loan Losses" and "Note 6—

Goodwill and Other Intangible Assets" in the Notes to Unaudited Condensed Consolidated Financial Statements for information related to these policies. Our significant and critical accounting policies and practices are also described in further detail in Note 1 to our consolidated financial statements filed on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.

Results of Operations

        The following table presents our key performance indicators for the three and nine months ended September 30, 2003 and 2002 and the basis for calculating these indicators:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except percentages and per share data)(1)
Net interest income	$25,066	$18,746	$73,980	$44,279
Noninterest income	4,877	2,533	15,021	7,508

Revenues	29,943	21,279	89,001	51,787
Provision for loan losses	—	—	300	—
Noninterest expense	17,020	13,763	49,089	34,244
Income taxes	5,182	3,034	15,995	7,039

Net income	$7,741	$4,482	$23,617	$10,504

Average assets	$2,306,089	$1,539,295	$2,219,539	$1,250,106
Average equity	$327,766	$210,058	$323,282	$128,350
Share information:
Weighted average basic number of shares	15,401.9	11,792.4	15,367.6	8,628.0
Weighted average diluted number of shares	15,897.1	12,234.8	15,819.5	8,983.1
Profitability measures:
Basic net income per share	$0.50	$0.38	$1.54	$1.22
Diluted net income per share	$0.49	$0.37	$1.49	$1.17
Return on average assets	1.33%	1.16%	1.42%	1.12%
Return on average equity	9.37%	8.53%	9.77%	10.91%
Efficiency ratio (Noninterest expense / Revenues)	56.84%	64.68%	55.16%	66.12%

(1)
Our quarterly and nine month results include Pacific Western National Bank subsequent to January 31, 2002; WHEC subsequent to March 7, 2002; Upland Bank subsequent to August 22, 2002; Marathon Bancorp subsequent to August 23, 2002; First National Bank subsequent to September 10, 2002; Bank of Coronado subsequent to January 9, 2003; and Verdugo Banking Company subsequent to August 22, 2003.

        Third quarter analysis.    Consolidated net income for the three months ended September 30, 2003 was $7.7 million, or $0.49 per diluted share, an increase of $3.3 million, or 73%, over the same period of 2002. Net income for the three months ended September 30, 2002 was $4.5 million or $0.37 per diluted share. Our return on average assets was 1.33% for the third quarter of 2003 versus 1.16% for the third quarter of 2002. Average assets increased $766.8 million, or 50%, for the third quarter of 2003 when compared to the same period of 2002. The efficiency ratio is a measure of how effective we are at managing our expense dollars. A lower or declining ratio indicates improving efficiency. The efficiency ratio improved to 56.8% during the third quarter of 2003 compared to 64.7% for the same period in 2002. The improvement resulted from our revenues increasing 40.7% while our noninterest expense grew only 23.7% for the third quarter of 2003 when compared to the third quarter of 2002.

        The increases in revenues and noninterest expenses are due to acquisitions. For further information on our acquisitions, see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.

        Net income for the quarter ended September 30, 2003 was affected by the following items which are discussed more fully below:

  •
  Additional interest income of $365,000 ($219,000 after tax) on one loan restored to accrual status;

  •
  An insurance settlement on a legal matter of $650,000 ($389,000 after tax) included in other noninterest income;

  •
  Noncash accrued compensation expense of $446,000 ($267,000 after tax) related to grants of performance and restricted stock awards; and

  •
  Noncash accrued retrofit costs of $220,000 ($132,000 after tax) included in occupancy expense related to contractual obligations at the end of certain leases.

        Nine month analysis.    Consolidated net income for the nine months ended September 30, 2003 was $23.6 million, or $1.49 per diluted share, an increase of $13.1 million, or 124.8%, for the same period of 2002. Net income for the nine months ended September 30, 2002 was $10.5 million or $1.17 per diluted share. Our return on average assets was 1.42% for the nine months ended September 30, 2003 versus 1.12% for the same period of 2002. Again, the increase in diluted net income per share and return on average assets for the nine months ended September 30, 2003 compared to the same period of 2002 relates primarily to the accretive nature of our acquisition activity. The efficiency ratio improved to 55.2% for the nine months ended September 30, 2003 versus 66.1% for the same period in 2002. The improvement in our efficiency ratio for the nine months ended September 30, 2003 when compared to the same period of 2002, is due primarily to acquisitions increasing our revenues by 71.9% and our controlling the increase in our noninterest expense to 43.4%.

        Net Interest Income.    Net interest income is the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. We believe our balance sheet is asset sensitive, and, as such, a falling interest rate environment places downward pressure on our net interest margin while, conversely, our net interest margin tends to expand in a rising interest rate environment.

        The following table provides information concerning average interest-earning assets and interest-bearing liabilities and yields and rates thereon for the three months ended September 30, 2003 and 2002. Nonaccrual loans are included in the average interest-earning assets amounts.

	Three Months Ended September 30,
	2003			2002
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of deferred fees and costs	$1,471,050	$25,179	6.79%	$1,058,296	$19,843	7.44%
Investment securities(1)	348,914	2,510	2.85%	247,089	2,291	3.68%
Federal funds sold	121,559	299	0.98%	54,145	230	1.69%
Other earning assets	616	2	1.29%	506	3	2.35%

Total interest-earning assets	1,942,139	27,990	5.72%	1,360,036	22,367	6.52%
Noninterest-earning assets:
Other assets	363,950			179,259

Total assets	$2,306,089			$1,539,295

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits
Interest-bearing demand	$165,796	27	0.06%	$105,907	54	0.20%
Money market	600,113	827	0.55%	397,233	1,297	1.30%
Savings	78,796	65	0.33%	45,867	79	0.69%
Time	304,244	1,238	1.61%	230,871	1,418	2.44%

Total interest-bearing deposits	1,148,949	2,157	0.75%	779,878	2,848	1.45%
Other interest-bearing liabilities	54,069	767	5.62%	43,278	773	7.09%

Total interest-bearing liabilities	1,203,018	2,924	0.96%	823,156	3,621	1.75%
Noninterest-bearing liabilities:
Demand deposits	748,837			482,896
Other liabilities	26,468			23,185

Total liabilities	1,978,323			1,329,237
Shareholders' equity	327,766			210,058

Total liabilities and shareholders' equity	$2,306,089			$1,539,295

Net interest income		$25,066			$18,746

Net interest spread			4.76%			4.77%

Net interest margin			5.12%			5.47%

(1)
Includes tax-exempt securities. The tax equivalent computation is excluded as the impact is not significant.

        Third quarter analysis.    Net interest income increased 33.7%, or $6.3 million, to $25.1 million for the third quarter of 2003 from $18.7 million for the third quarter of 2002 due largely to a 42.8%, or $582.1 million, increase in average earning assets to $1,942.1 million for the third quarter of 2003. This increase is largely the result of the earning assets acquired through our acquisition activity. Average loans, net of deferred fees and costs, increased by 39.0%, or $412.8 million to $1,471.1 million for the third quarter of 2003 from $1,058.3 million for the same period of 2002. This increase is also largely the result of loans acquired through acquisition activity.

        Interest income increased 25.1%, or $5.6 million, to $28.0 million for the third quarter 2003 compared to $22.4 million for the third quarter of 2002 and is the result of the increase in interest-earning assets offset partially by a decline in the yield on earning assets. The yield on total interest-earning assets decreased by 80 basis points to 5.72% for the third quarter of 2003 from 6.52% for the same period of 2002 and is attributable to the decline in the overall interest rate environment. The decrease is also due to the change in our asset mix, as our higher yield products such as average loans decreased to 75.7% of average earning assets for the third quarter of 2003 from 77.8% for the same period of 2002, while our lower yield investments such as federal funds sold increased to 6.26% of average earning assets in the third quarter of 2003 from 3.98% for the same period of 2002. The yield on average loans declined to 6.79% for the third quarter of 2003 from 7.44% for the same period of 2002, which is not unexpected given the decrease in market interest rates that has occurred since June 30, 2002 and the resultant refinancings. The yield on investment securities decreased by 83 basis points to 2.85% for the third quarter of 2003 from 3.68% for the same period of 2002 as the result of prepayment in securities and declining yields available in the market.

        Interest expense on interest-bearing deposits decreased by $691,000 to $2.2 million for the third quarter of 2003 when compared to the same period of 2002. This decrease occurred despite an increase of 47.3%, or $369.1 million, in average interest-bearing deposits. Interest expense on other interest-bearing liabilities decreased by less than 1% to $767,000 for the third quarter of 2003 when compared to the same period of 2002. Total interest-bearing liabilities increased 46.1%, or $379.9 million, to $1,203.0 million for the third quarter of 2003 from $823.2 million for the same period of 2002. The increase in total interest-bearing liabilities is largely the result of our acquisition activity. The cost of our average interest-bearing liabilities declined to 0.96% for the third quarter of 2003 from 1.75% for the same period of 2002. This 79 basis point decline is due largely to our ability to decrease the rates we pay for deposits given the declining interest rate environment as well as our ability to reduce the percentage of higher cost time deposits in our deposit portfolio. As a percentage of average interest-bearing deposits, time deposits declined to 26.5% for the third quarter of 2003, down from 29.6% for the same period of 2002. A substantial percentage of our funding sources are noninterest-bearing demand deposits which represented 39.5% of average total deposits for the third quarter of 2003 and 38.2% for the same period of 2002. Increasing the percentage of noninterest-bearing demand deposits to total deposits to over 39%, coupled with the decline in the cost of interest-bearing deposits, lowered our overall cost of deposits to 0.45% for the third quarter of 2003 from 0.89% for the same period of 2002.

        The net interest margin for the third quarter of 2003 was 5.12% and represents a decrease of 35 basis points from the net interest margin of 5.47% for the third quarter 2002.

        The following table provides information concerning average interest-earning assets and interest-bearing liabilities and yields and rates thereon for the nine months ended September 30, 2003 and 2002. Nonaccrual loans are included in the average interest-earning assets amounts.

	Nine Months Ended September 30,
	2003			2002
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of deferred fees and costs	$1,469,124	$76,146	6.93%	$857,211	$47,257	7.37%
Investment securities(1)	320,019	6,873	2.87%	177,546	6,091	4.59%
Federal funds sold	72,439	577	1.06%	54,357	674	1.66%
Other earning assets	1,432	11	1.03%	404	9	2.98%

Total interest-earning assets	1,863,014	83,607	6.00%	1,089,518	54,031	6.63%
Noninterest-earning assets:
Other assets	356,525			160,588

Total assets	$2,219,539			$1,250,106

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits
Interest-bearing demand	$164,413	179	0.15%	$97,837	211	0.29%
Money market	568,108	2,755	0.65%	321,372	3,141	1.31%
Savings	78,509	320	0.54%	44,116	187	0.57%
Time	307,836	4,303	1.87%	197,095	4,288	2.91%

Total interest-bearing deposits	1,118,866	7,557	0.90%	660,420	7,827	1.58%
Other interest-bearing liabilities	45,196	2,070	6.12%	36,036	1,925	7.14%

Total interest-bearing liabilities	1,164,062	9,627	1.11%	696,456	9,752	1.87%
Noninterest-bearing liabilities:
Demand deposits	704,189			405,607
Other liabilities	28,006			19,693

Total liabilities	1,896,257			1,121,756
Shareholders' equity	323,282			128,350

Total liabilities and shareholders' equity	$2,219,539			$1,250,106

Net interest income		$73,980			$44,279

Net interest spread			4.89%			4.76%

Net interest margin			5.31%			5.43%

(1)
Includes tax-exempt securities. The tax equivalent computation is excluded as the impact is not significant.

        Nine month analysis.    Net interest income increased 67.1%, or $29.7 million, to $74.0 million for the nine months ended September 30, 2003 from $44.3 million for the same period of 2002 and is due mostly to the increase in average earning assets, largely as the result of our acquisition activity. Average earning assets increased by 71.0%, or $773.5 million, to $1,863.0 million for the nine months ended

September 30, 2003 when compared to the same period of 2002. Average loans, net of deferred fees and costs, increased by 71.4%, or $611.9 million, to $1,469.1 million for the nine months ended September 30, 2003 from $857.2 million for the same period of 2002. This increase is also largely the result of loans acquired through acquisition activity.

        Interest income increased 54.7%, or $29.6 million, to $83.6 million for the nine month period ended September 30, 2003 compared to $54.0 million for the same period of 2002 and is the result of the increase in interest-earning assets. The yield on total interest-earning assets decreased by 63 basis points to 6.00% for the nine months ended September 30, 2003 from 6.63% for the same period of 2002. The yield on average loans declined to 6.93% for the nine months ended September 30, 2003 from 7.37% for the same period of 2002. The yield on investment securities decreased by 172 basis points to 2.87% for the nine months ended September 30, 2003 from 4.59% for the same period of 2002. All these decreases experienced in the first nine months of 2003, when compared to the same period of 2002, are attributable to the decline in the overall interest rate environment and the resultant refinancings.

        Interest expense on interest-bearing liabilities decreased by 1.3%, or $125,000 to $9.6 million for the nine months ended September 30, 2003 from $9.8 million for the same period of 2002. Interest-bearing liabilities during the same period increased by 67.1%, or $467.6 million. Again, this increase in interest-bearing liabilities is largely the result of our acquisition activity. The cost of our average interest-bearing liabilities declined to 1.11% for the nine months ended September 30, 2003 from 1.87% for the same period of 2002. This 76 basis point decline is due largely to the same reasons noted above. As a percentage of average interest-bearing deposits, time deposits declined to 27.5% for the nine months ended September 30, 2003, down from 29.8% for the same period of 2002. Noninterest-bearing demand deposits represented 38.6% of average total deposits for the nine months ended September 30, 2003, a slight increase over the 38.0% average for the same period of 2002. We lowered our overall cost of deposits to 0.55% for the nine months ended September 30, 2003 from 0.98% for the same period of 2002.

        The net interest margin for the nine months ended September 30, 2003 was 5.31% and represents a decrease of 12 basis points from the net interest margin of 5.43% for the same period of 2002.

  Noninterest Income.

        The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended(1)
	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002
	(In thousands)
Service charges and fees on deposit accounts	$2,219	$2,279	$2,134	$2,190	$1,546
Other commissions and fees	1,104	884	1,064	1,290	504
Gain on sale of loans	135	448	138	125	54
Gain on sale of securities	—	1,756	—	1,608	—
Increase in cash surrender value of life insurance	523	510	312	252	169
Other income	896	187	92	222	260
Gain on sale of OREO	—	22	318	124	—
Loss on sale of indirect dealer loans	—	—	—	(703)	—

Total noninterest income	$4,877	$6,086	$4,058	$5,108	$2,533

(1)
Our quarterly results include Pacific Western National Bank subsequent to January 31, 2002; WHEC subsequent to March 7, 2002; Upland Bank subsequent to August 22, 2002; Marathon Bancorp subsequent to August 23, 2002; First National Bank subsequent to September 10, 2002; Bank of Coronado subsequent to January 9, 2003; and Verdugo Banking Company subsequent to August 22, 2003.

        Third quarter analysis.    Total noninterest income increased to $4.9 million for the third quarter of 2003, compared to $2.5 million for the same period of 2002. The increase in noninterest income is due primarily to the increase in our deposit base coupled with the addition of several new revenue sources resulting from acquisitions completed since the second quarter of 2002. Service charges and fees on deposits increased by 43.5%, or $673,000, to $2.2 million for the third quarter 2003 when compared to the same period of 2002. Other commissions and fees increased by 119.0%, or $600,000, to $1.1 million for the third quarter of 2003 over the same period of 2002. Included in this category is income derived from foreign exchange fees which we are now generating due to the First National Bank acquisition. The noninterest income realized through the increase in cash surrender value of life insurance increased by 209.5%, or $354,000, for the third quarter of 2003 when compared to the same period of 2002 as the result of our additional investments in life insurance policies.

        Total noninterest income decreased by $1.2 million for the third quarter of 2003 from $6.1 million for the second quarter of 2003. Second quarter of 2003 included $1.8 million in security gains while third quarter 2003 includes income of $650,000 related to an insurance settlement on a legal matter.

        Nine month analysis    Total noninterest income increased to $15.0 million for the nine months ended September 30, 2003, compared to $7.5 million for the same period of 2002. Both nine month periods ended September 30, 2003 and 2002 include gains on the sale of assets. Noninterest income for the nine months ended September 30, 2002 included a $934,000 gain on the sale of the merchant card portfolio while the same period of 2003 included $650,000 related to an insurance settlement recorded during the third quarter and the aforementioned securities gains. Other increases in noninterest income categories are due primarily to the increase in the size of our Company as the result of our acquisitions.

Noninterest Expense.

        The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended(1)
	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002
	(Dollars in thousands)
Salaries and employee benefits	$8,082	$8,050	$8,009	$9,775	$6,906
Occupancy	2,567	2,093	2,344	2,442	1,694
Furniture and equipment	817	815	772	746	836
Data processing	1,168	1,204	1,293	1,386	841
Other professional services	723	554	545	914	668
Business development	316	221	200	282	275
Communications	613	519	540	962	509
Stationery and supplies	175	137	165	251	237
Insurance and assessments	410	400	327	364	280
Cost of OREO	—	11	157	435	8
Other	1,517	1,278	1,260	1,808	1,271

Total noninterest expense before intangible amortization	16,388	15,282	15,612	19,365	13,525
Core deposit intangible amortization	632	587	588	692	238

Total noninterest expense	$17,020	$15,869	$16,200	$20,057	$13,763

Efficiency ratio	56.8%	52.0%	56.8%	65.2%	64.7%
Noninterest expense as a percentage of average assets	2.93%	2.93%	2.96%	3.68%	3.55%

(1)
Our quarterly results include Pacific Western National Bank subsequent to January 31, 2002; WHEC subsequent to March 7, 2002; Upland Bank subsequent to August 22, 2002; Marathon Bancorp subsequent to August 23, 2002; First National Bank subsequent to September 10, 2002; Bank of Coronado subsequent to January 9, 2003; and Verdugo Banking Company subsequent to August 22, 2003.

        Third quarter analysis.    Noninterest expense totaled $17.0 million for the third quarter of 2003, compared to $13.8 million for the same period of 2002 and $15.9 million for the second quarter of 2003. Noninterest expense increased $3.2 million in the third quarter of 2003 as compared to the third quarter of 2002 due primarily to the five acquisitions completed since August 1, 2002. Noninterest expense increased by $1.2 million from the second quarter of 2003. During the third quarter of 2003 we recognized noncash accrued compensation expense of $446,000 related to the grants of restricted and performance stock awards. These stock grants took place during the third quarter and replace the practice of granting stock options. We estimate the compensation expense for the stock awards to approximate $600,000 per quarter for the remainder of 2003 and for calendar 2004 based on current vesting schedules. However, performance stock vesting could be over a shorter period if related financial targets are met earlier than anticipated. Also during the third quarter, we recognized noncash accrued retrofit costs of $220,000 included in occupancy expenses related to our contractual obligation to retrofit certain leased premises at the end of the lease in compliance with SFAS No. 143, Accounting for Asset Retirement Obligations. Noninterest expense for the third quarter of 2003 includes core deposit intangible amortization expense of $632,000 compared to $238,000 for the same period of 2002 and which relates to the underlying deposits from the acquisitions of Pacific Western National Bank, Capital Bank, Upland Bank, Marathon Bank, First National Bank, Bank of Coronado and Verdugo Banking Company. We estimate the amortization expense for 2003 will range between $2.5 million and $2.7 million. The amortization recorded in the third quarter of 2002 represents a cumulative 2002 adjustment as the core deposit intangible assets relating to the Pacific Western National Bank and WHEC acquisitions were quantified during the third quarter of 2002.

        The ratio of noninterest expense to average assets was 2.93% in the third quarter of 2003, 2.96% in the first quarter of 2003 and 3.55% in the third quarter of 2002. We converted First National Bank to our operating platform in the first quarter of 2003, and converted Bank of Coronado to our operating platform in the second quarter of 2003. Verdugo Banking Company was converted to our operating platform simultaneously with our legal close of the transaction in the third quarter.

        Nine month analysis.    Noninterest expense totaled $49.1 million for the nine months ended September 30, 2003, compared to $34.2 million for the same period of 2002. Noninterest expense for the nine months ended September 30, 2003 includes core deposit intangible amortization expense of $1.8 million compared to $577,000 for the same period of 2002. As with noninterest income, the increase in noninterest expenses for the first nine months ended September 30, 2003, when compared to the same period of 2002, is due primarily to the increase in the size of our Company as a result of our acquisitions.

        Income Taxes.    Our normal effective income tax rate is approximately 42.0%, representing a blend of the statutory Federal income tax rate of 35.0% and the California income tax rate of 10.84%. Due to the deductibility of income on certain investments our actual effective income tax rates were 40.1% and 40.4% for the three months ended September 30, 2003 and 2002, and 40.4% and 40.1% for the nine months September 30, 2003 and 2002.

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

	At September 30, 2003		At December 31, 2002
	Amount	% of loans	Amount	% of loans
	(Dollars in thousands)
Loan Category:
Domestic:
Commercial	$411,648	27%	$382,584	27%
Real estate, construction	343,235	22%	354,296	25%
Real estate, mortgage	680,783	44%	578,556	40%
Consumer	34,030	2%	35,393	3%
Foreign:
Commercial	66,944	4%	59,995	4%
Other	14,082	1%	18,504	1%

Gross loans	1,550,722	100%	1,429,328	100%
Less: allowance for loan losses	(25,768)		(24,294)
Less: deferred fees and costs	(4,058)		(4,932)

Total net loans	$1,520,896		$1,400,102

        The net increase in net loans is the result of acquisitions, which added approximately $211.4 million offset by net loan pay-downs and run-off of approximately $84.2 million. We expect some loan run-off to continue during the fourth quarter of 2003.

        Allowance for Loan Losses.    We have established a monitoring system for loans in order to identify impaired loans and potential problem loans and to permit our periodic evaluation of impairment and the adequacy of the allowance for loan losses. The monitoring system and allowance for loan losses methodology have evolved over a period of years, and loan classifications have been incorporated into the determination of the allowance for loan losses. This monitoring system and allowance methodology include a loan-by-loan analysis for all classified loans as well as loss factors for the balance of the portfolio, that are based on migration analysis relative to our unclassified portfolio. This analysis includes such factors as historical loss experience, current portfolio delinquency and trends and other inherent qualitative risk factors such as acquisition risk, economic conditions, portfolio concentration risk, internal loan review and management oversight.

        The following table presents the changes in our allowance for loan losses for the periods indicated:

	As of or for the Periods Ended
	9 Months 9/30/03	6 Months 6/30/03	3 Months 3/31/03	Year 12/31/02	9 Months 9/30/02
	(Dollars in thousands)
Balance at beginning of period	$24,294	$24,294	$24,294	$11,209	$11,209
Loans charged off:
Commercial	(3,226)	(2,484)	(1,131)	(2,764)	(1,840)
Real estate—construction	—	—	—	—	—
Real estate—mortgage	—	—	—	(537)	(537)
Consumer	(916)	(708)	(538)	(1,488)	(1,101)
Foreign	—	—	—	—	—

Total loans charged off	(4,142)	(3,192)	(1,669)	(4,789)	(3,478)

Recoveries on loans charged off:
Commercial	2,214	1,455	1,199	2,036	563
Real estate—construction	—	—	—	—	—
Real estate—mortgage	81	65	—	737	734
Consumer	392	326	161	418	319
Foreign	—	—	—	6	—

Total recoveries on loans charged off	2,687	1,846	1,360	3,197	1,616

Net loans charged off	(1,455)	(1,346)	(309)	(1,592)	(1,862)
Provision for loan losses	300	300	120	—	—
Additions due to acquisitions	2,629	633	633	14,677	14,677

Balance at end of period	$25,768	$23,881	$24,738	$24,294	$24,024

Ratios:
Allowance for loan losses to loans, net	1.67%	1.67%	1.68%	1.71%	1.59%
Allowance for loan losses to nonaccrual loans and leases	271.0%	245.6%	179.9%	237.8%	234.3%
Allowance for loan losses to nonperforming assets	271.0%	242.2%	163.3%	182.2%	160.1%
Annualized net charge offs to average loans	0.13%	0.18%	0.08%	0.10%	0.29%

        Net charge offs were $1.5 million during the nine months ended September 30, 2003 resulting from charge offs of $4.1 million and recoveries of $2.7 million during the period. The allowance for loan losses increased by $1.5 million to $25.8 million at September 30, 2003 from $24.3 million at December 31, 2002. The amount of allowance acquired through the Bank of Coronado and the Verdugo Banking Company acquisitions in 2003 totaled $2.6 million. The ratio of the allowance for loan losses to nonperforming assets stood at 271.0% as of September 30, 2003 compared to 182.2% as of December 31, 2002. The increase in this ratio is largely attributable to the reduction in other real estate owned (OREO) from $3.1 million at December 31, 2002 to none at September 30, 2003.

        The allowance for loan losses as a percentage of nonaccrual loans was 271.0% at September 30, 2003 compared to the December 31, 2002 ratio of 237.8%. The percentage of allowance for loan losses to loans, net of deferred fees and costs, was 1.67% at September 30, 2003 versus 1.71% at December 31, 2002. Management believes that the allowance for loan losses at September 30, 2003 is adequate.

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

        Management is not aware of any additional significant loss potential that has not already been included in the estimation of the allowance for loan losses. Loans past due 90 days and still accruing interest represent loans which are past due 90 days or more as to interest or principal, but not included in the nonaccrual or restructured categories. As of September 30, 2003, we had no loans past due 90 days and still accruing interest.

        The following table shows the historical trends in our loans, allowance for loan losses, nonperforming assets and key credit quality statistics as of and for the periods indicated:

	As of or for the Periods Ended
	9 Months 9/30/03	6 Months 6/30/03	3 Months 3/31/03	Year 12/31/02	9 Months 9/30/02
	(Dollars in thousands)
Loans, net of deferred fees and costs	$1,546,664	$1,432,423	$1,475,062	$1,424,396	$1,505,049
Allowance for loan losses	25,768	23,881	24,738	24,294	24,024
Average loans, net of deferred fees and costs	1,469,124	1,468,145	1,482,473	1,023,699	857,211
Loans past due 90 days or more and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans	9,509	9,725	13,750	10,216	10,254
Other real estate owned	—	136	1,401	3,117	4,751

Nonperforming assets	$9,509	$9,861	$15,151	$13,333	$15,005

Impaired loans, gross	$9,509	$9,725	$13,750	$10,216	$10,254
Allocated allowance for loan losses	(2,358)	(1,791)	(2,855)	(3,027)	(2,250)

Net investment in impaired loans	$7,151	$7,934	$10,895	$7,189	$8,004

Charged-off loans year-to-date	$4,142	$3,192	$1,669	$4,789	$3,478
Recoveries year-to-date	(2,687)	(1,846)	(1,360)	(3,197)	(1,616)

Net charge-offs	$1,455	$1,346	$309	$1,592	$1,862

Allowance for loan losses to loans, net of deferred fees and costs	1.67%	1.67%	1.68%	1.71%	1.59%
Allowance for loan losses to nonaccrual loans and leases	271.0%	245.6%	179.9%	237.8%	234.3%
Allowance for loan losses to nonperforming assets	271.0%	242.2%	163.3%	182.2%	160.1%
Nonperforming assets to loans and OREO	0.61%	0.69%	1.03%	0.93%	0.99%
Annualized net charge offs to average loans, net of deferred fees and costs	0.13%	0.18%	0.08%	0.10%	0.29%
Nonaccrual loans to loans, net of deferred fees and costs	0.61%	0.68%	0.93%	0.72%	0.68%

        Nonperforming assets decreased by $3.8 million to $9.5 million at September 30, 2003 from $13.3 million at December 31, 2002. This decrease includes the sale of three OREO properties totaling $3.1 million and a $707,000 decrease in nonaccrual loans during the first nine months of 2003, despite acquiring $2.8 million in nonaccrual loans in the Bank of Coronado and Verdugo Banking Company acquisitions. The ratio of nonperforming assets to total loans and OREO declined to 0.61% at September 30, 2003 from 0.93% at December 31, 2002. Nonaccrual loans totaled $9.5 million at September 30, 2003 versus $10.2 million at December 31, 2002 and $13.8 million at March 31, 2003. The percentage of nonaccrual loans to loans, net of deferred fees and costs, was 0.61% at September 30, 2003, a decrease from the December 31, 2002 percentage of 0.72% and the March 31, 2003 percentage of 0.93%. As of September 30, 2003, we had approximately $9.5 million of loans considered impaired, all of which were on nonaccrual status. The allowance for loan losses at September 30, 2003 includes approximately $2.4 million allocated to certain impaired loans.

        Deposits.    The following table presents the balance of each major category of deposits at the dates indicated:

	At September 30, 2003		At December 31, 2002
	Amount	% of deposits	Amount	% of deposits
	(Dollars in thousands)
Noninterest-bearing	$777,238	39%	$657,443	38%
Interest-bearing:
Interest checking	166,822	9	148,221	9
Money market accounts	618,629	31	547,941	32
Savings	76,320	4	71,713	4
Time deposits under $100,000	128,706	7	127,591	7
Time deposits over $100,000	203,703	10	185,712	10

Total interest-bearing	1,194,180		1,081,178

Total deposits	$1,971,418	100%	$1,738,621	100%

        Noninterest-bearing deposits increased 18.2%, or $119.8 million, to $777.2 million and total deposits increased 13.4%, or $232.8 million, to $1,971.4 million at September 30, 2003 from year-end 2002. These increases are partially attributable to the deposits acquired in the Bank of Coronado and Verdugo Banking Company acquisitions less the anticipated run-off of higher yielding deposits, most notably time deposits.

        Regulatory Matters.    The regulatory capital guidelines as well as the actual capital ratios for First National, Pacific Western, and the Company as of September 30, 2003, are as follows:

	Regulatory Requirements (Greater than or equal to stated percentage)		Actual
	Adequately Capitalized	Well Capitalized	First National	Pacific Western	Company Consolidated
Tier 1 leverage capital ratio	4.00%	5.00%	8.61%	9.55%	8.49%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.61%	10.40%	9.82%
Total risk-based capital	8.00%	10.00%	11.87%	11.63%	11.08%

        Liquidity.    The goals of our liquidity management are to ensure the ability of the Company and our Banks to meet their financial commitments when contractually due and to respond to other demands for funds such as the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers who may need assurance that sufficient funds will be available to meet their credit needs. We have an Asset/Liability Management Committee responsible for managing balance sheet and off-balance sheet commitments to meet the needs of customers while achieving our financial objectives. Our Asset/Liability Management Committee meets regularly to review funding capabilities, current and forecasted loan demand and investment opportunities. The Company's off-balance sheet commitments relate primarily, but not exclusively, to unfunded loan commitments and collectively totaled $552.8 million as of September 30, 2003.

        Historically, the overall liquidity source of the Banks is their core deposit base. The Banks have not relied on large denomination time deposits. To meet short-term liquidity needs, the Banks maintain what we believe are adequate balances in Federal funds sold, interest-bearing deposits in financial institutions and investment securities having maturities of five years or less. On a consolidated basis, liquid assets (cash, Federal funds sold, interest-bearing deposits in other financial institutions and investment securities available-for-sale) as a percent of total deposits were 28.2% and 25.2% as of September 30, 2003 and December 31, 2002.

        As an additional source of liquidity, the Banks maintain lines of credit of $100.0 million with correspondent banks for the purchase of overnight funds. These lines are subject to availability of funds. The Banks have also established secured borrowing relationships with the Federal Home Loan Bank which would allow the Banks to borrow approximately $320 million in the aggregate. Historically, the Banks have used these borrowing capabilities infrequently.

        On a stand-alone basis, the Company's sources of liquidity include dividends from the Banks, and our ability to raise capital, issue trust preferred securities and secure outside borrowings. The ability of the Company to obtain funds for the payment of dividends to our shareholders and for other cash requirements is largely dependent upon the Banks' earnings. The amount of dividends that the Banks may pay to the Company is restricted by regulatory guidelines. The Company has issued $58.0 million in trust preferred securities including $20.0 million issued in the third quarter of 2003 to help finance the Verdugo acquisition. The Company has established two revolving lines of credit totaling $30.0 million with substantially the same borrowing terms. The Company is able to borrow at a rate equal to the lending banks' federal funds rate plus 1.50% and as of September 30, 2003, the Company had an aggregate of $14.0 million in debt outstanding under these revolving lines of credit. These facilities were used to finance the Verdugo acquisition and general operating costs of the holding company.

        Asset/Liability Management and Interest Rate Sensitivity.    In addition to managing an adequate liquidity position for the Company and Banks', asset/liability management involves maintaining an appropriate balance between interest-sensitive assets and interest-bearing liabilities at the Banks and for the Company on a consolidated basis. Interest rate sensitivity management seeks to avoid fluctuating interest margins and to enhance consistent growth of net interest income through periods of changing interest rates.

        Market risk sensitive instruments are generally defined as derivatives and other financial instruments. At December 31, 2002 and September 30, 2003, we had not used any derivatives to alter our interest rate risk profile. However, both the repricing characteristics of our fixed rate loans and floating rate loans which have reached their floors, as well as our significant percentage of noninterest-bearing deposits compared to earning assets, may influence our interest rate risk profile. The Company's financial instruments include loans receivable, Federal funds sold, interest-bearing deposits in financial institutions, Federal Reserve Board and Federal Home Loan Bank stock, investment securities, deposits, short-term borrowings, and trust preferred securities. At December 31, 2002, we had approximately $1,778.0 million in interest-sensitive assets and approximately $1,120.4 million in interest-sensitive liabilities. At September 30, 2003, our interest sensitive assets totaled approximately $1,821.0 million while interest-sensitive liabilities totaled approximately $1,266.2 million. Both interest-sensitive assets and interest-sensitive liabilities remained fairly stable over the first nine months of 2003.

        The yield on interest-sensitive assets and the cost of interest-bearing liabilities for the nine month period ended September 30, 2003 was 6.00% and 1.11%, respectively, compared to 6.63% and 1.87%, respectively, for the nine month period ended September 30, 2002. The decrease in the yield on interest-sensitive assets along with the decrease in the cost of interest-bearing liabilities is primarily a result of the declining interest rate environment coupled with a shift in the composition of interest-bearing deposits from higher cost certificates of deposit to lower cost products, such as money market accounts. In addition, certificate of deposits continue to mature and reprice in the current lower interest rate environment.

        Our interest-sensitive assets and interest-sensitive liabilities were reported to have estimated fair values of $1,753.9 million and $1,780.8 million, respectively, at December 31, 2002. Because of the floating and short-term nature of our interest-sensitive assets and liabilities and the use of purchase accounting for the acquisition completed in 2003, management believes that there has been no material change in the difference between the book value of the interest-sensitive assets and liabilities and their estimated fair values.

        We evaluated the results of our net interest income simulation and market value of equity model prepared as of September 30, 2003 for interest rate risk management purposes. Overall, the model results indicate that the Company's interest rate risk sensitivity is within limits set by the Company's Board of Directors and the Company's balance sheet is asset sensitive. An asset sensitive balance sheet suggests that in a rising interest rate environment, our net interest margin would increase and during a falling interest rate environment, our net interest margin would decrease.

        Net interest income simulation.    We used a simulation model to measure the estimated changes in net interest income that would result over the next twelve months from an immediate and sustained change in interest rates as of September 30, 2003. This model is an interest rate risk management tool and the results are not necessarily an indication of the Company's future net interest income. The model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in the interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet. In order to arrive at the base case, we extend our balance sheet at September 30, 2003 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the product's pricing as of September 30, 2003. Based on such repricings, we derive our estimated net interest income and net interest margin. The effects of certain balance sheet attributes, such as fixed rate loans, floating rate loans that have reached their floors, and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that vary significantly from our assumptions, including loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, may have significant effects on our net interest income.

        The following table presents forecasted net interest income and net interest margin using a base market rate and the estimated change to the base scenario, given an immediate and sustained upward and downward movement in interest rates of 100 basis points, 200 basis points and 300 basis points.

Interest rate scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$114,075	13.5%	5.62%	0.67%
Up 200 basis points	$108,090	7.6%	5.32%	0.37%
Up 100 basis points	$102,677	2.2%	5.06%	0.11%
BASE CASE	$100,478	—	4.95%	—
Down 100 basis points	$97,369	(3.1)%	4.79%	(0.15)%
Down 200 basis points	$91,414	(9.0)%	4.50%	(0.45)%
Down 300 basis points	$85,573	(14.8)%	4.21%	(0.73)%

        Our simulation results as of September 30, 2003 indicate our interest rate risk position was asset sensitive as the simulated impact of an immediate upward movement in interest rates of 100 basis points, 200 basis points and 300 basis points would result in a 2.2%, 7.6%, and 13.5% increase in net interest income over the subsequent 12 month period while an immediate downward movement in interest rates of 100 basis points would result in a 3.1% decrease in net interest income over the next 12 months. We tend to discount the simulated results of the other downward rate shock scenarios as not realistic, given we are currently in an extremely low interest rate environment. The simulation results indicate that a 100 basis point upward shift in interest rates would result in a 11 basis point increase in our net interest margin, assuming all other variables remained unchanged. The simulation results suggest that a 100 basis point decrease in interest rates would cause a 15 basis point decline in our net interest margin.

        Market value of equity.    We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as the market value of equity, using a simulation model. The projections are by their nature forward-looking and therefore inherently uncertain, and include various assumptions regarding cash flows and interest rates. Actual results may vary significantly from the results suggested by the market value of equity table. The base case is determined by applying the current market discount rate to the estimated cash flows from assets, liabilities and off balance sheet items existing at September 30, 2003. The following table shows our projected change in the market value of equity for the set of rate shocks presented as of September 30, 2003.

Interest rate scenario	Market Value	Percentage change From Base	Percentage of total assets	Percentage of Book Value of Equity
	(Dollars in thousands)
Up 300 basis points	$500,749	12.1%	20.8%	151.2%
Up 200 basis points	$488,174	9.3%	20.3%	147.4%
Up 100 basis points	$472,616	5.8%	19.6%	142.7%
BASE CASE	$446,751	—	18.6%	134.9%
Down 100 basis points	$414,852	(7.1)%	17.2%	125.3%
Down 200 basis points	$388,181	(13.1)%	16.2%	117.2%
Down 300 basis points	$362,493	(18.9)%	15.1%	109.5%

        The results of our market value of equity model indicate that an immediate and sustained upward movement in interest rates of 100 basis points, 200 basis points or 300 basis points would increase the market value of portfolio equity by 5.8%, 9.3% or 12.1% while a 100 basis point decline in interest rates would decrease the market value of portfolio equity by 7.1%. At September 30, 2003, our market value of equity exposure was within the current Board-approved guidelines.

        Gap analysis.    As part of the interest rate management process we use a gap analysis. A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest-sensitive assets and interest-bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match the volume of interest-sensitive assets and interest-bearing liabilities repricing over different time intervals. The main focus of this interest rate management tool is the gap sensitivity identified as the cumulative one year gap.

	At September 30, 2003 Amounts Maturing or Repricing In
	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Nonrate- Bearing(1)	Total
	(Dollars in thousands)
ASSETS
Cash and deposits in other financial institutions	$77	$290	$—	$—	$93,925	$94,292
Federal funds sold	32,500	—	—	—	—	32,500
Investment securities	36,489	29,831	323,114	52,449	—	441,883
Loans, net of deferred fees and costs	928,891	178,583	335,227	103,963	—	1,546,664
Other assets	—	—	—	—	293,091	293,091

Total assets	997,957	208,704	658,341	156,412	387,016	2,408,430

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing demand deposits	—	—	—	—	777,238	777,238
Interest-bearing demand, money market and savings	861,769	—	—	—	—	861,769
Time certificates of deposit	164,798	145,930	21,550	133	—	332,411
Short term debt	14,000					14,000
Long term debt	50,000	—	—	8,000	—	58,000
Other liabilities	—	—	—	—	33,808	33,808
Shareholders' equity	—	—	—	—	331,204	331,204

Total liabilities and shareholders' equity	$1,090,567	$145,930	$21,550	$8,133	$1,142,250	$2,408,430

Period Gap	$(92,610)	$62,774	$636,791	$148,279	$(755,234)
Cumulative interest rate-sensitive assets	$997,957	$1,206,661	$1,865,002	$2,021,414
Cumulative interest rate-sensitive liabilities	$1,090,567	$1,236,497	$1,258,047	$1,266,180
Cumulative Gap	$(92,610)	$(29,836)	$606,955	$755,234
Cumulative gap as a percent of:
Total assets	(3.8)%	(1.2)%	25.2%	31.4%
Interest earning assets	(4.6)%	(1.5)%	30.0%	37.4%

(1)
Assets or liabilities which do not have a stated interest rate.

        The preceding table indicates that as of September 30, 2003, we had a negative one year cumulative gap of $29.8 million, or 1.2% of total assets. This gap position suggests that we are liability-sensitive and if interest rates were to increase, our net interest margin would most likely decrease. As discussed below, the gap table has inherent limitations. Actual results may vary significantly from results suggested by the gap table. The section "—Asset/Liability Management and Interest Rate Sensitivity—Net interest income simulation" indicates, however, that our net interest margin would rise with a 100 basis point increase in rates even though the gap table suggests liability sensitivity at the one year horizon. This inconsistency is largely due to the different assumptions incorporated in the net interest income simulation versus the assumptions underlying the gap table.

        We believe the Company is asset-sensitive, notwithstanding the position suggested by the gap table, because of certain factors that a gap table is unable to incorporate fully. The gap table assumes a static balance sheet, like the net interest income simulation, and, accordingly, looks at the repricing of existing assets and liabilities without consideration of new loans and deposits that reflect a more current interest rate environment. Unlike the net interest income simulation, however, the interest rate risk profile of certain deposit products and floating rate loans which have reached their floors cannot be captured effectively in a gap table. Although the table shows the amount of certain assets and liabilities scheduled to reprice in a given time frame, it does not reflect when or to what extent such repricings actually occur. For example, interest-bearing demand, money market and savings deposits are shown to reprice in the first 3 months, but we may choose to reprice these deposits more slowly and incorporate only a portion of the movement in market rates based on market conditions at that time. Alternatively, a loan which has reached its floor may not reprice even though market rates change causing such loan to act like a fixed rate loan regardless of its scheduled repricing date. For example, a loan already at its floor would not reprice if the adjusted rate was less than the floor. The gap table as presented, however, cannot factor in our flexibility in repricing deposits or the floors on our loans. Consequently, given the sustained low interest rate environment, expectation of continued growth in new loans and core deposits, the Company's discretion in repricing deposits and our use of interest rate floors in several floating rate loan products, we believe that if interest rates were to increase, our net interest margin would most likely increase.

        We believe the estimated effect of a change in interest rates is better reflected in our net interest income simulation and market value of equity simulation under "—Asset/Liability Management and Interest Rate Sensitivity" which incorporates many of the factors mentioned above.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

        Please see the section above titled "Asset/Liability Management and Interest Rate Sensitivity" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" which provides an update to our quantitative and qualitative disclosure about market risk. This analysis should be read in conjunction with text under the caption "Quantitative and Qualitative Disclosure About Market Risk" in our report on Form 10-K for the year ended December 31, 2002, which text is incorporated herein by reference. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 regarding such forward-looking information.

ITEM 4. Controls and Procedures

        As of the end of the period covered by this report, an evaluation was carried out by the Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.

        There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        None.

ITEM 3. Defaults Upon Senior Securities

        None.

ITEM 4. Submission of Matters to a Vote of Security Holders

        None.

ITEM 5. Other Information

        None.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation of First Community Bancorp, as amended to date (Exhibit 3.1 to Form 10-Q filed on November 14, 2002 and incorporated herein by this reference).
3.2	Bylaws of First Community Bancorp, as amended to date (Exhibit 4.2 to Form S-3 filed on June 11, 2002 and incorporated herein by this reference).
4.5	Indenture between First Community Bancorp, as Issuer and U.S. Bank, N.A., as Trustee, dated as of August 15, 2003.
4.6	Indenture between First Community Bancorp and The Bank of New York, as Trustee, dated as of September 3, 2003.
10.3	Amended and Restated Revolving Credit Agreement, dated as of August 15, 2003, by and between First Community Bancorp and The Northern Trust Company.
10.4	Revolving Credit Agreement, dated as of August 15, 2003, by and between First Community Bancorp and U.S. Bank, N.A..
10.5	Amended and Restated Pledge Agreement, dated as of August 15, 2003, between First Community Bancorp and The Northern Trust Company.
10.6
Amended and Restated Declaration of Trust of First Community/CA Statutory Trust V by and among U.S. Bank, N.A. as Institutional Trustee, First Community Bancorp, as Sponsor and Matthew P. Wagner, Lynn M. Hopkins and Jared M. Wolff, as Administrators dated as of August 15, 2003.
10.7
Amended and Restated Trust Agreement of First Community/CA Statutory Trust VI among First Community Bancorp as Depositor, The Bank of New York as Property Trustee, The Bank of New York (Delaware) as the Delaware Trustee, and the Administrative Trustees named therein, dated as of September 3, 2003.
10.18	Guarantee Agreement by and between First Community Bancorp and U.S. Bank, N.A. dated as of August 15, 2003.
10.19	Guarantee Agreement between First Community Bancorp and The Bank of New York, dated as of September 3, 2003.
31.1	Certification of Matthew P. Wagner, President and Chief Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Victor R. Santoro, Executive Vice President and Chief Financial Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Matthew P. Wagner, President and Chief Executive Officer of the Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2
Certification of Victor R. Santoro, Executive Vice President and Chief Financial Officer of the Company, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

        On July 9, 2003, the Company filed a Current Report on Form 8-K including a press release announcing the appointment of Robert M. Borgman as President and Chief Executive Officer of First National Bank and of John M. Eggemeyer as Chairman of the Board of First National Bank.

        On July 22, 2003, the Company filed a Current Report on Form 8-K including a press release, dated July 21, 2003, announcing the hiring of Victor R. Santoro as the Company's Executive Vice President and Chief Financial Officer, effective September 2, 2003.

        On July 25, 2003, the Company filed a Current Report on Form 8-K including (i) the press release, dated July 23, 2003, announcing results of operations and financial condition for the quarter and six months ended June 30, 2003 and (ii) the press release, dated July 23, 2003, announcing a 25% increase in the quarterly dividend.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY BANCORP

Date: November 7, 2003	/s/ VICTOR R. SANTORO Victor R. Santoro Executive Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
PART II—OTHER INFORMATION
SIGNATURES