Form 10-K
period 2003-12-31
FIRST COMMUNITY BANCORP /CA/
filed 2004-03-12
CIK 1102112

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the act). Yes ☒    No ☐

        The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices on the Nasdaq National Market as of the close of business on June 30, 2003 was approximately $475.3 million. Registrant does not have any nonvoting common equities.

        As of March 1, 2004, there were 15,456,474 shares of registrant's common stock outstanding, excluding 470,000 shares of restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

PART I
ITEM 1.	Business	3
	General	3
	Strategic Evolution and Acquisition Strategy	4
	Banking Business	7
	Certain Business Risks	10
	Financial and Statistical Disclosure	14
	Supervision and Regulation	14
	Available Information	19
	Forward Looking Information	20
ITEM 2.	Properties	21
ITEM 3.	Legal Proceedings	21
ITEM 4.	Submission of Matters to a Vote of Security Holders	21
PART II
ITEM 5.	Market For Registrant's Common Equity and Related Stockholder Matters	22
	Marketplace Designation and Sales Price Information	22
	Dividends	22
ITEM 6.	Selected Financial Data	26
ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
	Overview	27
	Critical Accounting Policies	29
	Results of Operations	31
	Financial Condition	39
	Borrowings	44
	Capital Resources	44
	Liquidity	45
	Contractual Obligations	46
	Off Balance Sheet Arrangements	46
	Recent Accounting Pronouncements	46
ITEM 7A.	Qualitative and Quantitative Disclosure About Market Risk	46
ITEM 8.	Financial Statements and Supplementary Data	52
	Contents	52
	Independent Auditors' Report	53
	Consolidated Balance Sheets as of December 31, 2003 and 2002	54
	Consolidated Statements of Earnings for the years ended December 31, 2003, 2002 and 2001	55
	Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended December 31, 2003, 2002 and 2001	56
	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	57
	Notes to Consolidated Financial Statements	58
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	98
ITEM 9A.	Controls and Procedures	98
PART III
ITEM 10.	Directors and Executive Officers of the Registrant	99
ITEM 11.	Executive Compensation	99
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management	99
ITEM 13.	Certain Relationships and Related Transactions	99
ITEM 14.	Controls and Procedures	99
PART IV
ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	100
SIGNATURES		103
CERTIFICATIONS		105

PART I

ITEM 1. BUSINESS

General

        We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our banking subsidiaries. As of December 31, 2003, those subsidiaries were First National Bank, which we refer to as First National, and Pacific Western National Bank, or Pacific Western. On January 9, 2003, we acquired Bank of Coronado and merged Bank of Coronado into First National. On August 22, 2003, we acquired Verdugo Banking Company and merged Verdugo Banking Company into Pacific Western. We refer to Pacific Western and First National herein as the "Banks" and when we say "we", "our" or the "Company", we mean the Company on a consolidated basis with the Banks. When we refer to "First Community" or to the holding company, we are referring to the parent company on a standalone basis. Discussions about the Company and the Banks as of and for the year ended December 31, 2002 do not include Bank of Coronado or Verdugo Banking Company.

        On March 1, 2004, we acquired First Community Financial Corp., or FC Financial, and established FC Financial as a wholly-owned operating subsidiary of First National. On December 1, 2003, we announced the acquisition of Harbor National Bank, or Harbor National, and our intention to merge Harbor National into Pacific Western. The Harbor National acquisition is currently expected to close in the second quarter of 2004. Discussions about the Company and the Banks as of and for the year ended December 31, 2003 do not include FC Financial or Harbor National.

        The Banks are full-service community banks offering a broad range of banking products and services including: accepting time and demand deposits, originating commercial loans, including asset-based lending and factoring of accounts receivable, real estate and construction loans, Small Business Administration guaranteed loans, or SBA loans, consumer loans, mortgage loans, international loans for trade finance and other business-oriented products. At December 31, 2003, the gross loans of the Banks totaled $1,600.6 million of which approximately 30% consisted of commercial loans, 67% consisted of commercial real estate loans, including construction loans, and 3% consisted of consumer and other loans. These percentages include some foreign loans, primarily to individuals or entities with business in Mexico representing 5% of total loans. Special services and requests beyond the lending limits of the Banks can be arranged through correspondent banks.

        We derive our income primarily from interest received on commercial real estate loans, commercial loans and consumer loans and, to a lesser extent, on fees from the sale of SBA loans and certain foreign loans originated by the Banks, interest on investment securities, fees received in connection with deposit services as well as loans and other services offered, including foreign exchange services. Our major operating expenses are the interest paid by the Banks on deposits and borrowings, salaries and general operating expenses. The Banks rely on a foundation of locally generated deposits. Our Banks have a relatively low cost of funds due to a high percentage of low cost and noninterest bearing deposits. Our operations, like those of other financial institutions operating in Southern California, are significantly influenced by economic conditions in Southern California, including the strength of the real estate market, and the fiscal and regulatory policies of the federal and state government and the regulatory authorities that govern financial institutions. See "—Supervision and Regulation."

        We are committed to maintaining premier, relationship-based community banks in Southern California which serve the needs of small to medium-sized businesses and the owners and employees of those businesses, as well as to serve the needs of growing businesses that may not yet meet the credit standards of the Banks through tightly controlled asset-based lending and factoring of accounts receivable. The strategy for serving our target markets is the delivery of a finely-focused set of value-

added products and services that satisfy the primary needs of our customers, emphasizing superior service and relationships as opposed to transaction volume.

        Through the holding company structure, First Community attempts to create operating efficiencies for the Banks by consolidating core administrative, operational and financial functions that serve both of the Banks. These centralized functions include finance and accounting, legal and compliance, human resources, operations and systems, and credit administration. The most senior level oversight of these functions is performed at the holding company level for the benefit of the Banks, though each function may have a limited number of Bank employees performing such functions. By consolidating these activities at the holding company and negotiating with vendors for services on behalf of the Company as a whole, we believe the Company is better able to integrate systems and manage consistently across the organization as well as provide such services for lower cost than if the Banks were to obtain or perform such services directly. The Banks are charged reasonable fees by the holding company for the services performed on their behalf, pursuant to an expense allocation agreement, which we believe are substantially lower than the Banks would incur absent the holding company structure.

        As of December 31, 2003, our assets totaled approximately $2,422.3 million. As of March 1, 2004, we have two wholly-owned banking subsidiaries, First National with 13 branches located in San Diego County, and Pacific Western with 19 branches located in Los Angeles, Orange, Riverside, and San Bernardino Counties. All branches of our Banks are located in California. First National's business includes the asset-based lending and factoring operations of its wholly-owned subsidiary FC Financial, based in Phoenix, Arizona, with lending production offices in Houston and Dallas, Texas and Los Angeles and Orange, California.

        We operate in one business segment: banking.

Strategic Evolution and Acquisition Strategy

        The Company was organized on October 22, 1999 as a California corporation for the purpose of becoming a bank holding company and to acquire all the outstanding capital stock of Rancho Santa Fe National Bank, First National's predecessor.

        We have grown rapidly through a series of acquisitions. The following chart summarizes the acquisitions since our inception, which are described in more detail below and in Note 2 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Date	Institution/Company Acquired
May 2000	Rancho Santa Fe National Bank
May 2000	First Community Bank of the Desert
January 2001	Professional Bancorp
October 2001	First Charter Bank
January 2002	Pacific Western National Bank
March 2002	W.H.E.C., Inc.
August 2002	Upland Bank
August 2002	Marathon Bancorp
September 2002	First National Bank
January 2003	Bank of Coronado
August 2003	Verdugo Banking Company
March 2004	First Community Financial Corporation
To be completed*	Harbor National Bank

* Announced December 1, 2003 and currently expected to close in the second quarter of 2004.

        We have financed our acquisitions, in part, with cash raised from the sale of our common stock or from the issuance of subordinated debentures. In January 2002, we raised $23.0 million in a private placement from the sale, via a rights offering, of 1.2 million shares of our common stock. The proceeds of the rights offering were used to help fund the acquisition of Pacific Western National Bank. In July 2002, we raised $89.3 million via the sale of 3.9 million shares of our common stock in a registered public offering, which we refer to as the 2002 offering. The proceeds of the 2002 offering were used to help fund the acquisitions of Upland Bank, Marathon Bancorp and First National Bank. As of March 1, 2004 we have issued and have outstanding a total of $121.6 million in subordinated debentures, of which $8.2 million was issued in 2000, $20.6 million was issued in the fourth quarter of 2001, $10.3 million was issued in June 2002, $20.6 million was issued in the third quarter of 2003 and $61.9 million was issued in February 2004. The proceeds from this most recent issuance were used to help fund the FC Financial acquisition and will be used in part to fund the Harbor National acquisition. See Note 9 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." As described in more detail below, we have also financed the acquisitions with the exchange of our common stock for the stock of the target company.

  First Community Bank of the Desert Acquisition

        On May 31, 2000, we completed the Company's formation whereby the former Rancho Santa Fe National Bank and First Community Bank of the Desert became our wholly-owned subsidiaries and operated under their own names. The merger created a $340 million bank holding company operating in the California markets of Northern San Diego County and the desert communities of the Coachella Valley and Morongo Basin. Shareholders for both banks approved the transaction at their respective shareholder meetings held on May 31, 2000. Under the terms of the merger agreement, each shareholder of First Community Bank of the Desert received 0.30 shares of our common stock for each share of First Community Bank of the Desert common stock. Each Rancho Santa Fe National Bank share was exchanged for one share of our common stock. Upon completion of the merger, our common stock was listed on NASDAQ under the symbol FCBP. The Company accounted for the merger as a "pooling-of-interests."

  Professional Bancorp Acquisition

        On January 16, 2001, we acquired Professional Bancorp, Inc., which we refer to as Professional, and its wholly-owned subsidiary, First Professional Bank, N.A., which we refer to as First Professional. Shareholders of Professional had the option to choose either $8.00 in cash or 0.55 shares of our common stock in exchange for each share of Professional common stock. We issued 504,747 shares of our common stock and $8.4 million in cash in exchange for all of the outstanding shares of Professional. The aggregate purchase price for Professional totaled approximately $16.3 million. Following the acquisition, First Professional became a third stand alone subsidiary of the Company.

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

  Pacific Western Acquisition

        On January 31, 2002, we acquired Pacific Western National Bank. References to Pacific Western National Bank refer to the bank acquired on January 31, 2002. The shareholders and option holders of Pacific Western National Bank were paid approximately $36.6 million in cash. Upon completion of the acquisition, Pacific Western National Bank and First Community Bank of the Desert were merged into

First Professional. The resulting bank was renamed Pacific Western National Bank and is headquartered in Santa Monica, California. When we refer to Pacific Western, we are referring to the surviving bank formed through the merger of Pacific Western National Bank, First Community Bank of the Desert and First Professional.

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

  First National Bank Acquisition

        On September 10, 2002, we acquired First National Bank. We issued 2,762,540 shares of our common stock, representing approximately 18% of the then outstanding shares of First Community common stock, and $74.5 million in cash in exchange for all of the outstanding preferred shares, common shares, warrants and options of First National Bank. The aggregate purchase price of First National Bank amounted to approximately $155.6 million. At the time of the merger, First National Bank was merged into Rancho Santa Fe National Bank and the resulting bank was renamed First National Bank. References to First National Bank refer to the bank acquired on September 10, 2002. When we refer to First National, we are referring to the surviving bank formed through the merger of First National Bank and Rancho Santa Fe which is headquartered in San Diego, California.

  Bank of Coronado Acquisition

        On January 9, 2003, we acquired Bank of Coronado. We paid approximately $11.6 million in cash for all of the outstanding options and shares of common stock of Bank of Coronado. Upon completion of the acquisition, Bank of Coronado was merged into First National.

  Verdugo Banking Company Acquisition

        On August 22, 2003, we acquired Verdugo Banking Company. We paid approximately $34.3 million in cash for all of the outstanding shares of common stock and options. At the time of the merger, Verdugo Banking Company was merged into Pacific Western.

  First Community Financial Corporation

        On March 1, 2004, we acquired FC Financial. We paid $40.0 million in cash for all of the outstanding common stock and options of FC Financial, a privately-held commercial finance company based in Phoenix, Arizona. At the time of the acquisition FC Financial became a wholly-owned subsidiary of First National.

  Harbor National Bank Acquisition

        On December 1, 2003, we announced the signing of a definitive agreement to acquire all of the outstanding commons stock and options of Harbor National Bank for $35.5 million in cash. We currently expect the acquisition to close in the second quarter of 2004. Upon the closing of the acquisition, Harbor National will be merged with and into Pacific Western.

Banking Business

        The Banks are full-service community banks that offer a broad range of banking products and services, including many types of business and personal savings and checking accounts and other commercial and consumer banking services, including foreign exchange services. We derive our income primarily from the interest received on the various loan products, interest on investment securities and to a lesser extent from fees, providing deposit services, foreign exchange services and extending credit. The Banks originate several types of loans, including secured and unsecured commercial and consumer loans, commercial real estate mortgage loans, SBA loans and construction loans. We extend credit to customers located primarily in the counties we serve and through certain programs at First National, we also extend credit and make commercial and real estate loans to businesses located in Mexico. The Banks' loans are primarily short-term with adjustable rates. Special services, including international banking services, multi-state deposit services and investment services, or requests beyond the lending limits of the Banks can be arranged through correspondent banks. The Banks issue ATM and debit cards as well as have a network of ATMs and offer access to ATM networks through other major service providers. Through the Banks, we provide banking and other financial services throughout Southern California to small and medium-sized businesses and the owners and employees of those businesses. We also provide asset-based lending and factoring of accounts receivable to small businesses located throughout the southwestern United States through FC Financial's office in Phoenix, Arizona, and its employees located in Houston and Dallas, Texas and Los Angeles and Orange, California.

        Through the Banks, the Company concentrates its lending activities in three principal areas:

          (1)    Real Estate Loans.    Real estate loans are comprised of construction loans, miniperm loans collateralized by first or junior deeds of trust on specific commercial properties and equity lines of credit. The properties collateralizing real estate loans are principally located in our primary market areas of Los Angeles, Orange, San Bernardino, Riverside and San Diego counties in California and the contiguous communities. Construction loans are comprised of loans on commercial, residential and income producing properties that generally have terms of less than two years and typically bear an interest rate that floats with the Bank's base rate, prime rate or another established index. Miniperm loans finance the purchase and/or ownership of commercial properties, including owner-occupied and income producing properties. Miniperm loans are generally made with an amortization schedule ranging from 15 to 25 years with a lump sum balloon payment due in one to ten years. Equity lines of credit are revolving lines of credit collateralized by junior deeds of trust on residential real properties. They generally bear a rate of interest that floats with the Banks' base rate or the prime rate and have maturities of five years. From time to time, we purchase participation interests in loans made by other financial institutions. These loans are subject to the same underwriting criteria and approval process as loans made directly by us.

          The Banks' real estate portfolio is subject to certain risks, including (i) a possible downturn in the Southern California economy, (ii) interest rate increases, (iii) reduction in real estate values in Southern California, (iv) increased competition in pricing and loan structure, and (v) environmental risks, including natural disasters. We strive to reduce the exposure to such risks by (a) reviewing each loan request and renewal individually, (b) using a dual signature approval system for the approval of each loan request for loans over a certain dollar amount, (c) adherence to written loan policies, including, among other factors, minimum collateral requirements, maximum loan-to-value ratio requirements, cash flow requirements and personal guarantees, (d) secondary appraisals, (e) external independent credit review, and (f) conducting environmental reviews, where appropriate. We review each loan request on the basis of our ability to recover both principal and interest in view of the inherent risks.

          (2)    Commercial Loans.    Commercial loans are made to finance operations, to provide working capital or for specific purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower's cash flow from operations is generally the primary source of repayment, our policies provide specific guidelines regarding required debt coverage and other important financial ratios. Commercial loans include lines of credit and commercial term loans. Lines of credit are extended to businesses or individuals based on the financial strength and integrity of the borrower and generally (with some exceptions) are collateralized by short-term assets such as accounts receivable, inventory, equipment or real estate and have a maturity of one year or less. Such lines of credit bear an interest rate that floats with the Banks' base rate, the prime rate, LIBOR or another established index. Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short-term debt originally used to purchase fixed assets or, in rare cases, to finance the purchase of businesses. Commercial term loans generally have terms from one to five years. They may be collateralized by the asset being acquired or other available assets and bear interest rates which either floats with the Bank's base rate, the prime rate, LIBOR or another established index or is fixed for the term of the loan.

          The Banks' portfolio of commercial loans is subject to certain risks, including (i) a possible downturn in the Southern California economy, (ii) interest rate increases, (iii) deterioration of the value of the underlying collateral, and (vi) the deterioration of a borrower's or guarantor's financial capabilities. We strive to reduce the exposure to such risks through (a) reviewing each loan request and renewal individually, (b) using a dual signature approval system, (c) adherence to written loan policies, (d) external independent credit review, and (e) in the case of certain commercial loans to Mexican or foreign entities, third party insurance which limits our exposure to anywhere from 20 to 30 percent of the underlying loan. In addition, loans based on short-term asset values and factoring arrangements are monitored on a daily, weekly, monthly or quarterly basis and may include lockbox or control account arrangements. In general, the Banks receive and review financial statements and other documents of borrowing customers on an ongoing basis during the term of the relationship and respond to any deterioration noted.

          (3)    Consumer Loans.    Consumer loans include personal loans, auto loans, boat loans, home improvement loans, equipment loans, revolving lines of credit and other loans typically made by banks to individual borrowers. The Banks' consumer loan portfolio is subject to certain risks, including (i) amount of credit offered to consumers in the market, (ii) interest rate increases and (iii) consumer bankruptcy laws which allow consumers to discharge certain debts. We strive to reduce the exposure to such risks through the direct approval of all consumer loans by (a) reviewing each loan request and renewal individually, (b) using a dual signature approval system, (c) adherence to written credit policies, and (d) external independent credit review.

        As part of our efforts to achieve long-term stable profitability and respond to a changing economic environment in Southern California and in other areas where we operate, we constantly evaluate a variety of options to augment our traditional focus by broadening the services and products we provide.

Possible avenues of growth include more branch locations, expanded days and hours of operation and new types of loan products. To date, we have not expanded into areas of brokerage, annuity, insurance or similar investment products and services and have concentrated primarily on the core businesses of accepting deposits, making loans and extending credit.

  Business Concentrations

        No individual or single group of related accounts is considered material in relation to our total assets or to the assets or deposits of either of the Banks, or in relation to the overall business of the Company. However, approximately 67% of our loan portfolio held for investment at December 31, 2003 consisted of real estate-related loans, including construction loans, miniperm loans, commercial real estate mortgage loans and commercial loans secured by commercial real estate. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Loans." Moreover, our business activities are currently focused primarily in Southern California, with the majority of our business concentrated in Los Angeles, Riverside, Orange, San Bernardino and San Diego Counties. Consequently, our results of operations and financial condition are dependent upon the general trends in the Southern California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in Southern California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region. We conduct foreign lending activities through First National, including commercial and real estate lending, consisting predominantly of loans to individuals or entities located in Mexico. All of our foreign loans are denominated in U.S. dollars and most are collateralized by assets located in the United States or guaranteed or insured by businesses located in the United States. Through its operating subsidiary FC Financial, First National also conducts asset-based lending and factoring of accounts receivable in the states of Arizona, California and Texas.

  Competition

        The banking business in California, specifically in the Banks' primary service areas, is highly competitive with respect to originating both loans and deposits as well as other banking and mortgage banking services. The market is dominated by a relatively small number of major banks with a large number of offices and full-service operations over a wide geographic area. Among the advantages such major banks have in comparison to the Banks are their ability to finance and engage in wide-ranging advertising campaigns and to allocate their investment assets to regions of higher yield and demand. These competitors offer certain services which we do not offer directly. In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than we offer. Other entities, in both the public and private sectors, seeking to raise capital through the issuance and sale of debt or equity securities also compete with us for the acquisition of deposits. To obtain deposits, we compete with money market funds and other money market instruments which are not subject to interest rate ceilings. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card and other consumer finance services (including on-line banking services and personal financial software). Competition for deposit and loan products remains strong from both banking and non-banking firms and this competition directly affects the rates of those products and the terms on which they are offered to consumers.

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

        Economic factors, along with legislative and technological changes, will have an ongoing impact on the competitive environment within the financial services industry. As an active participant in financial markets, we strive to anticipate and adapt to dynamic competitive conditions, but we can make no assurance as to the effectiveness of these efforts on our future business or results of operations or as to our continued ability to anticipate and adapt to changing conditions. In order to compete with other financial services providers in their primary service areas, we attempt to use, to the fullest extent possible, the flexibility which our independent status permits, including an emphasis on specialized services, local promotional activity and personal contacts. Each of our Banks strives to offer highly personalized banking services. In addition, we intend to continue improving our services and banking products and to cross-market services and banking products provided by one of our Banks but not the other. We believe that through the cross-marketing of products, our Banks can distinguish themselves from other community banks with which they compete based on the range of services provided and products offered. However, we can provide no assurance that we will be able to sufficiently improve our services and/or banking products or successfully compete in our primary service areas.

        First National has received a draft informal memorandum of understanding from the Office of the Comptroller of the Currency, or the OCC, which is limited in scope to enhancing the Company's Bank Secrecy Act program and procedures. Management has committed to resolving the issues addressed in the informal memorandum as promptly as possible. See "—Supervision and Regulation—USA Patriot Act" below.

  Employees

        As of March 1, 2004, First National had 213 full time equivalent employees, Pacific Western had 236 full time equivalent employees, and First Community had 86 full time equivalent employees.

Certain Business Risks

        Ownership of our common stock involves risk. You should carefully consider, in addition to the other information set forth herein, the following risk factors.

  •
  Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

        Changes in the interest rate environment may reduce our profits. It is expected that we will continue to realize income from the differential or "spread" between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. We cannot assure you that we can minimize our interest rate risk. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers with variable rate loans to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume and overall profitability.

  •
  We face strong competition from financial service companies and other companies that offer banking services which could negatively affect our business.

        We conduct our banking operations primarily in Southern California. Increased competition in our market may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that we offer in our service area. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including without limitation, savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and ATMs and conduct extensive promotional and advertising campaigns.

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

  •
  Changes in economic conditions, in particular an economic slowdown in Southern California, could materially and negatively affect our business.

        Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. A deterioration in economic conditions, whether caused by national concerns or local concerns, in particular an economic slowdown in Southern California, could result in the following consequences, any of which could hurt our business materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for our products and services may decline; low cost or noninterest bearing deposits may decrease; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers' borrowing power, and reducing the value of assets and collateral associated with our existing loans. On March 2, 2004, California voters approved certain ballot measures, including a one-time bond issue of up to $15 billion to pay off the State's accumulated general fund deficit. The State of California continues to face fiscal challenges, the long-term impact of which on the State's economy cannot be predicted.

  •
  A downturn in the real estate market could negatively affect our business.

        A downturn in the real estate market could negatively affect our business because many of our loans are secured by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished, and we would be more likely to suffer losses on defaulted loans.

        Substantially all of our real property collateral is located in Southern California. If there is a significant decline in real estate values, especially in Southern California, the collateral for our loans will provide less security. Real estate values could be affected by, among other things, an economic slowdown, an increase in interest rates, earthquakes and other natural disasters particular to California.

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

        Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. There are currently proposed laws, rules and regulations that, if adopted, would impact our operations. There can be no assurance that these proposed laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could (i) make compliance much more difficult or expensive, (ii) restrict our ability to originate, broker or sell loans or accept deposits, (iii) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us, or (iv) otherwise adversely affect our business or prospects for business. See "—Supervision and Regulation" below.

  •
  We are exposed to transactional, currency and legal risk related to our foreign loans that is in addition to risks we face on loans to U.S.-based borrowers.

        A portion of our loan portfolio is represented by credit we extend and loans we make to businesses located outside the United States, predominantly in Mexico. These loans, which include commercial loans, real estate loans and credit extensions for the financing of international trade, are subject to risks in addition to risks we face with our loans to businesses located in the United States including, but not limited to, currency risk, transaction risk, country risk and legal risk. While these loans are denominated in U.S. dollars, the ability of the borrower to repay may be affected by fluctuations in the borrower's home country currency relative to the U.S. dollar. Additionally, while most of our foreign loans are insured by U.S.-based institutions, guaranteed by a U.S.-based entity, or collateralized with U.S.-based assets or real property, our ability to collect in the event of default is subject to a number of conditions and we may not be successful in obtaining partial or full repayment. Furthermore, foreign laws may restrict our ability to foreclose on, take a security interest in, or seize collateral located in the foreign country.

  •
  We are exposed to risk of environmental liabilities with respect to properties to which we take title.

        In the course of our business, we may own or foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

  •
  Our ability to pay dividends is restricted by law and contractual arrangements and depends on capital distributions from the Banks which are subject to regulatory limits.

        Our ability to pay dividends to our shareholders is subject to the restrictions set forth in California law. In addition, our ability to pay dividends to our shareholders is restricted in specified circumstances under indentures governing the trust preferred securities we have issued and under the revolving credit agreements to which we are a party. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters—Dividends" for more information on these restrictions. We cannot assure you that we will meet the criteria specified under California law or under these agreements in the future, in which case we may reduce or stop paying dividends on our common stock.

  •
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

  •
  Only a limited trading market exists for our common stock which could lead to price volatility.

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

        As of March 1, 2004, directors and members of our executive management team owned or controlled approximately 16.2% of our common stock, excluding shares that may be issued to executive officers upon payment of restricted and performance stock awards and exercise of stock options. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The sale by any of our large shareholders of a significant portion of that shareholder's holdings could have a material adverse affect on the market price of our common stock. In addition, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly.

  •
  Our largest shareholder is a registered bank holding company and the activities and regulation of such shareholder may affect the permissible activities of the Company.

        Castle Creek Capital, LLC, which we refer to as Castle Creek, is controlled by our chairman, John M. Eggemeyer, and beneficially owned approximately 13% of the Company as of March 1, 2004. Castle Creek is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and is regulated by the Board of Governors of the Federal Reserve System, or FRB. Under FRB guidelines, holding companies must be a "source of strength" for their subsidiaries. See "—Supervision and Regulation—Bank Holding Company Regulation". Regulation of Castle Creek by the FRB may adversely affect the activities and strategic plans of the Company should the FRB determine that Castle Creek or any other company in which Castle Creek has invested has engaged in any unsafe or unsound banking practices or activities. While we have no reason to believe that the FRB is proposing to take any action with respect to Castle Creek that would adversely affect the Company, we remain subject to such risk.

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

  Bank Holding Company Regulation

        As a bank holding company, First Community is registered with and subject to regulation by the FRB under the Bank Holding Company Act of 1956, as amended, or the BHCA. In accordance with FRB policy, First Community is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where it might not otherwise do so. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act ("FDIA"), the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to such a commonly controlled institution. Because Castle Creek Capital is a holding company for us as well as for a bank in Texas, in the event of a "default" at, or assistance to, the Texas bank, our Banks could have liability even though we have no control over the Texas bank. Under the BHCA, we are subject to periodic examination by the FRB. We are also required to file with the FRB periodic reports of our operations and such additional information regarding the Company and its subsidiaries as the FRB may require. Pursuant to the BHCA, we are required to obtain the prior approval of the FRB before we acquire all or substantially all of the assets of any bank or ownership or control of voting shares of any bank if, after giving effect to such acquisition, we would own or control, directly or indirectly, more than 5 percent of such bank.

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

        The Banks are insured by the FDIC, which currently insures deposits of each member bank to a maximum of $100,000 per depositor. For this protection, the Banks, as is the case with all insured banks, pay a semi-annual statutory assessment and are subject to the rules and regulations of the FDIC. First Community is a member of the Federal Reserve System and is subject to primary regulation by the FRB. First National and Pacific Western are national banks and therefore regulated primarily by the Office of the Comptroller of the Currency, or OCC.

        Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Banks. State and federal statutes and regulations relate to many aspects of the Banks' operations, including standards for safety and soundness, reserves against deposits, interest rates payable on deposits and loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, fair lending requirements, Community Reinvestment Act activities and loans to affiliates. Further, the Banks are required to maintain certain levels of capital. The following are the regulatory capital guidelines and the actual capitalization levels for First National, Pacific Western and the Company as of December 31, 2003:

	Adequately Capitalized	Well Capitalized	First National	Pacific Western	Company Consolidated
	(greater than or equal to)
Tier 1 leverage capital ratio	4.00%	5.00%	8.63%	8.23%	8.23%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.42%	9.79%	9.83%
Total risk-based capital	8.00%	10.00%	11.68%	10.95%	11.08%

  Prompt Corrective Action

        The Federal Deposit Insurance Corporation Improvement Act, or FDICIA, requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. Pursuant to FDICIA, the OCC promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified as undercapitalized if its total risk-based capital is less than 8% or its Tier 1 risk-based capital or leverage ratio is less than 4%. An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. Furthermore, if a bank is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the federal bank regulator, and the holding company must guarantee the performance of that plan.

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

  Hazardous Waste Clean-Up

        Since we are not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, our primary exposure to environmental laws is through our lending activities and through properties or businesses we may own, lease or acquire. Based on a general survey of the loan portfolios of the Banks, conversations with local appraisers and the type of lending currently and historically done by the Banks, we are not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on the Company as of March 1, 2004.

  Sarbanes-Oxley Act

        On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act aims to restore the credibility lost as a result of recent high profile corporate scandals by addressing, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. The Nasdaq National Market has adopted corporate governance rules intended to allow shareholders to more easily and effectively monitor the performance of companies and directors. The principal provisions of the Sarbanes-Oxley Act, many of which have been interpreted through regulations released in 2003, provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the Company's independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a 'financial expert' (as such term is defined by the SEC) and if not discussed, why the audit committee does not have a financial expert; (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; and (xi) a range of enhanced penalties for fraud and other violations.

        We cannot be certain of the affect, if any, of the foregoing legislation on our business. Future changes in the laws, regulation, or policies that impact us cannot necessarily be predicted and may have a material affect on our business and earnings.

  USA Patriot Act

        The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "Patriot Act"), designed to deny terrorists and others the ability to obtain access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act, as implemented by various federal regulatory agencies, requires financial institutions, including the Company, to implement new policies and procedures or amend existing policies and procedures with respect to, among other matters, anti-money laundering, compliance, suspicious activity and currency transaction reporting and due diligence on customers. The Patriot Act and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require FRB, the OCC and other federal banking agencies to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act. The Company has augmented its systems and procedures to accomplish this. We believe that the cost of compliance with the Patriot Act is not likely to be material to the Company.

        First National has received a draft informal memorandum of understanding from the OCC, with respect to First National's compliance with Bank Secrecy Act/Anti-Money Laundering ("BSA/AML") regulations pursuant to the Patriot Act. Management expects that the final informal memorandum will require us to evaluate and strengthen our BSA/AML program and processes. Based on discussions with the OCC, management believes the informal memorandum is limited in scope to addressing BSA/AML issues and that it will have no material impact on our operating results or financial condition and that, unless we fail to adequately address the concerns of the OCC, the informal memorandum will not constrain our business. Management has committed to resolving the issues addressed in the informal memorandum as promptly as possible.

  Federal Deposit Insurance

        Because of favorable loss experience and a healthy reserve ratio in the Bank Insurance Fund, or the BIF, of the FDIC, well-capitalized and well-managed banks, including the Banks, have in recent years paid minimal premiums for FDIC insurance. While we have no expectation of increased premiums, the amount of any future premiums will depend on the BIF loss experience, legislation or regulatory initiatives and other factors, none of which we are in position to predict at this time.

  Community Reinvestment Act

        The Community Reinvestment Act ("CRA") generally requires insured depository institutions to identify the communities they serve and to make loans and investments and provide services that meet the credit needs of these communities. Furthermore, the CRA requires the OCC to evaluate the performance of each of the Banks in helping to meet the credit needs of their communities. As a part of the CRA program, the Banks are subject to periodic examinations by the OCC, and must maintain comprehensive records of their CRA activities for this purpose. During these examinations, the OCC rates such institutions' compliance with CRA as "Outstanding," "Satisfactory," "Needs to Improve" or "Substantial Noncompliance." Failure of an institution to receive at least a "Satisfactory" rating could inhibit such institution or its holding company from undertaking certain activities. The OCC must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low-and moderate-income neighborhoods. Both of the Banks have a CRA rating of "Satisfactory."

  Customer Information Security

        The FRB, the OCC and other bank regulatory agencies have adopted final guidelines (the "Guidelines") for safeguarding confidential, personal customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazard to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. We have adopted a customer information security program that has been approved by our board of directors.

  Privacy

        The Gramm-Leach-Bliley Act of 1999 (the "GLBA") requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the Banks, policies and procedures. The Banks have implemented privacy policies which are distributed regularly to all existing and new customers of the Banks.

Available Information

        We maintain an Internet website at www.firstcommunitybancorp.com, and a website for each of our Banks at www.banksandiego.com and www.pacificwesternbank.com. At www.firstcommunitybancorp.com and via the "Investor Relations" link at each of the Banks' websites, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, as soon as reasonably practicable after such forms are electronically filed with the SEC. Copies of the Company's filings with the SEC may also be obtained directly from the SEC's website at www.sec.gov. These documents may also be obtained in print upon request by our shareholders to our Investor Relations Department.

        We have adopted a written code of ethics that applies to all directors, officers and employees of the Company, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission promulgated thereunder. The code of ethics, which we call our Code of Business Conduct and Ethics, is available on our corporate web site, www.firstcommunitybancorp.com in the section entitled "Corporate Governance." In the event that we make changes in, or provide waivers from, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on our corporate web site in such section. In the Corporate Governance section of our corporate web site, we have also posted the charters for our Audit Committee and our Compensation, Nominating and Governance Committee, as well as our Corporate Governance Guidelines. In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our web site.

        Our Investor Relations Department can be contacted at First Community Bancorp, 275 N. Brea Blvd., Brea, CA 92821, Attention: Investor Relations, telephone 714-671-6800, e-mail:
investor-relations@firstcommunitybancorp.com.

Forward-Looking Information

        This Annual Report on Form 10-K contains certain forward-looking information about First Community Bancorp and its subsidiaries, and the combined company after completion of the acquisitions mentioned herein, which statements are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of First Community Bancorp. First Community Bancorp cautions readers that a number of important factors could cause actual results to differ materially from those expressed in, implied or projected by, such forward-looking statements. Risks and uncertainties include, but are not limited to:

  •
  planned acquisitions and relative cost savings cannot be realized or realized within the expected time frame;

  •
  revenues are lower than expected;

  •
  credit quality deterioration which could cause an increase in the provision for loan losses;

  •
  competitive pressure among depository institutions increases significantly;

  •
  the integration of acquired businesses costs more, takes longer or is less successful than expected;

  •
  the possibility that personnel changes will not proceed as planned;

  •
  the cost of additional capital is more than expected;

  •
  a change in the interest rate environment reduces interest margins;

  •
  asset/liability repricing risks and liquidity risks;

  •
  general economic conditions, either nationally or in the market areas in which First Community Bancorp does or anticipates doing business, are less favorable than expected;

  •
  the economic and regulatory effects of the continuing war on terrorism and other events of war, including the war in Iraq;

  •
  legislative or regulatory requirements or changes adversely affect First Community Bancorp's business;

  •
  changes in the securities markets;

  •
  First Community Bancorp's ability to consummate the acquisition of Harbor National, to successfully integrate the operations of FC Financial and Harbor National, or to achieve expected synergies and operating efficiencies within expected time-frames or at all; and

  •
  regulatory approvals for announced or future acquisitions cannot be obtained on the terms expected or on the anticipated schedule.

        If any of these risks or uncertainties materializes or if any of the assumptions underlying such forward-looking statements proves to be incorrect, First Community Bancorp's results could differ materially from those expressed in, implied or projected by, such forward-looking statements. First Community Bancorp assumes no obligation to update such forward-looking statements. For additional information concerning risk and uncertainties related to us and our operations, please refer to Items 1 through 7A of this Annual Report.

ITEM 2. PROPERTIES

        As of March 1, 2004, we had a total of 51 properties consisting of 32 branch offices, 3 annex offices, 3 operations centers and 13 other properties of which 8 are subleased. We own 4 locations and the remaining properties are leased. All properties are located in southern California except 2 of the annex offices used by FC Financial, which are located in Phoenix, Arizona and Aledo, Texas. Pacific Western operates through 19 branches and its principal office is located at 120 Wilshire Blvd., Santa Monica, California 90401. First National operates through 13 branches and its principal office is located at 401 West "A" Street, San Diego, California 92101.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to the shareholders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Marketplace Designation, Sales Price Information and Holders

        On June 1, 2000, our common stock was designated for quotation on the Nasdaq National Market® and trades under the symbol "FCBP." The following table summarizes the high and low bid prices for each quarterly period ended since January 1, 2002 for our common stock, as traded on and reported by the Nasdaq National Market:

	Approximate Bid Prices
	High	Low
Quarter Ended
2002:
First quarter	$26.30	$19.25
Second quarter	$28.96	$23.21
Third quarter	$31.50	$23.74
Fourth quarter	$34.00	$28.02
2003:
First quarter	$32.29	$28.05
Second quarter	$31.75	$28.86
Third quarter	$34.45	$30.13
Fourth quarter	$37.13	$34.55

        As of March 5, 2004, the closing price of our common stock on Nasdaq was $39.95 per share. As of that date, we believe, based on the records of our transfer agent, that there were approximately 1,374 record holders of our common stock.

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

        Our primary source of income is the receipt of dividends from the Banks. The availability of dividends from the Banks is limited by various statutes and regulations. It is possible, depending upon the financial condition of the bank in question, and other factors, that the FRB and/or the Office of the Comptroller of the Currency could assert that payment of dividends or other payments is an unsafe or unsound practice. In addition, our ability to pay dividends is limited by the Amended and Restated Revolving Credit Agreement, dated as of August 15, 2003 between the Company and The Northern Trust Company and by the Revolving Credit Agreement dated as of August 15, 2003 between the Company and U.S. Bank, NA. Both agreements provide that we may not declare or pay any dividend, other than dividends payable on the Company's common stock or in the ordinary course of business exceeding 50% of net earnings per fiscal quarter of the Company before goodwill or intangibles amortization and any restructuring charges incurred in connection with any merger, consolidation or other restructuring contemplated by transactions similar to a merger. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity" and Note 19 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

        Our ability to pay dividends is also limited by certain covenants contained in the indentures governing trust preferred securities that we have issued, and the debentures underlying the trust preferred securities. The indentures provide that if an Event of Default (as defined in the indentures) has occurred and is continuing, or if we are in default with respect to any obligations under our guarantee agreement which covers payments of the obligations on the trust preferred securities, or if we give notice of any intention to defer payments of interest on the debentures underlying the trust preferred securities, then we may not, among other restrictions, declare or pay any dividends (other than a dividend payable by the Banks to the holding company) with respect to our common stock. See Note 9 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

        Holders of our common stock are entitled to receive dividends declared by our Board of Directors out of funds legally available under the laws of the State of California, subject to the rights of holders of any preferred stock of the Company that may be issued in the future. Since January 1, 2002 we have declared the following quarterly dividends:

Record Date	Pay Date	Amount per Share
March 5, 2002	March 15, 2002	$0.09
May 15, 2002	May 31, 2002	$0.15
August 15, 2002	August 30, 2002	$0.15
November 15, 2002	November 29, 2002	$0.15
February 14, 2003	February 28, 2003	$0.15
May 16, 2003	May 30, 2003	$0.15
August 15, 2003	August 29, 2003	$0.1875
November 22, 2003	November 26, 2003	$0.1875
February 13, 2004	February 27, 2004	$0.1875

        We believe that the Company will be able to continue paying quarterly dividends however we can provide no assurance that we will continue to declare dividends on a quarterly basis or otherwise. The declaration of dividends by the Company is subject to the discretion of our Board of Directors. Our Board of Directors will take into account such matters as general business conditions, our financial results, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us to our shareholders or by our subsidiaries to the holding company, and such other factors as our Board of Directors may deem relevant. See "Business—Regulation and Supervision" in Part I, Item 1 of this Annual Report on Form 10-K for a discussion of potential regulatory limitations on our receipt of funds from our regulated subsidiaries.

Equity Compensation Plans

        The following table provides information as of December 31, 2003, regarding securities issued and to be issued under our equity compensation plans that were in effect during fiscal 2003:

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
		(a)		(b)	(c)

Equity compensation plans approved by security holders	The First Community Bancorp 2003 Stock Incentive Plan(1)	1,055,354	(2)	$18.10	570,773	(3)(4)
Equity compensation plans not approved by security holders	None	—		—	—

Total		1,055,354	(2)	$18.10	570,773	(3)(4)

(1)
The First Community Bancorp 2003 Stock Incentive Plan (the "Incentive Plan") was approved by the shareholders of the Company at our 2003 Annual Meeting of Shareholders and is a successor plan to First Community Bancorp 2000 Stock Incentive Plan and under which no additional awards will be granted.

(2)
Amount represents outstanding options, warrants and rights only and does not include the 460,000 shares of restricted and performance stock awarded in 2003 and outstanding at December 31, 2003 with an exercise price of zero.

(3)
The total number of shares of common stock that have been approved for issuance pursuant to awards granted or which may be granted in the future under the Incentive Plan is 2,500,000 shares. The number of securities remaining available for future issuance has been reduced by the 460,000 shares of restricted and performance stock awards outstanding at December 31, 2003.

(4)
All of the 570,773 shares remaining available for issuance under the Incentive Plan may be issued not only for future grants of options, warrants and rights, but also for future grants of restricted and performance stock awards. Grants of restricted and performance stock awards replace the practice of granting stock options.

Recent Sales of Unregistered Securities and Use of Proceeds

        During the past three years, the Company has issued unregistered debt securities through seven offerings of trust preferred securities. The details of those offerings are set forth below:

			Consideration
					Exemption from Registration Claimed
Securities Sold	Date Offering Completed	Underwriters or Other Purchasers	Aggregate Offering Price	Underwriting Discounts/ Commissions		Terms of Conversion or Exercise	Use of Proceeds
	(In thousands)
Trust Preferred Securities	9/7/2000	First Tennessee Capital Markets/Keefe, Bruyette and Woods, Inc.	$8,248	$240	Yes	N/A	Acquisition financing
Trust Preferred Securities	12/18/2001	First Tennessee Capital Markets/Keefe, Bruyette and Woods, Inc.	10,310	300	Yes	N/A	Acquisition financing
Trust Preferred Securities	11/28/2001	Sandler O'Neill & Partners, L.P.	10,310	300	Yes	N/A	Acquisition financing
Trust Preferred Securities	6/26/2002	First Tennessee Capital Markets/Keefe, Bruyette and Woods, Inc.	10,310	200	Yes	N/A	Acquisition financing
Trust Preferred Securities	8/15/2003	First Tennessee Capital Markets/Keefe, Bruyette and Woods, Inc.	10,310	150	Yes	N/A	Acquisition financing
Trust Preferred Securities	9/3/2003	Trapeza CDO IV, LLC	10,310	—	Yes	N/A	Acquisition financing
Trust Preferred Securities	2/5/2004	Cohen Bros. & Co./Friedman, Billings, Ramsey & Co., Inc.	61,856	300	Yes	N/A	Acquisition financing

        Additional information regarding the offering of our debt securities and the trust preferred securities is set forth in Notes 9 and 22 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Repurchases of Common Stock

        Through the Company's Directors Deferred Compensation Plan, or the DDCP, participants in the plan may reinvest deferred amounts in the Company's common stock. The Company has the discretion whether to track purchases of Common stock as if made, or to fully fund the DDCP via purchases of stock with deferred amounts. Purchases of Company common stock by the rabbi trust of the DDCP are considered repurchases of common stock by the Company since the rabbi trust is an asset of the Company. Actual purchases of Company common stock via the DDCP are made through open market purchases pursuant to the terms of the DDCP, which since the amendment of the DDCP in August 2003 includes a predetermined formula and schedule for the purchase of such stock in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. Pursuant to the terms of the DDCP, generally purchases are actually made or deemed to be made in the open market on the 15th of the month (or the next trading day), beginning March 15th, following the day on which deferred amounts are contributed to the DDCP. Listed in the table below are the purchases made by the DDCP for each quarter during the calendar year 2003:

	Total Shares Purchased	Average Price Per Share	Shares Purchased As Part of a Publicly-Announced Program	Maximum Shares Still Available for Repurchase
January 1 - March 31, 2003	9,100	$28.86	N/A	N/A
April 1 - June 30, 2003	12,359	30.05	N/A	N/A
July 1 - September 30, 2003	—	—	N/A	N/A
October 1 - December 31, 2003	3,943	35.44	N/A	N/A

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth our statistical information for each of the years in the five-year period ended December 31, 2003. This data should be read in conjunction with our audited consolidated financial statements as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003 and related Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

	At or for the Years Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data and percentages)
Results of Operations(1):
Interest income	$112,881	$83,903	$43,114	$28,831	$23,405
Interest expense	12,647	14,156	11,279	7,932	5,688

NET INTEREST INCOME	100,234	69,747	31,835	20,899	17,717
Provision for loan losses	300	—	639	520	518

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	99,934	69,747	31,196	20,379	17,199
Noninterest income	19,456	12,684	5,205	2,462	2,304
Noninterest expense	65,639	54,302	25,915	18,134	12,073

EARNINGS BEFORE INCOME TAXES	53,751	28,129	10,486	4,707	7,430
Income taxes	21,696	11,217	4,376	2,803	3,166

NET EARNINGS	$32,055	$16,912	$6,110	$1,904	$4,264

Share Data:
Earnings per common share:
Basic	$2.08	$1.64	$1.30	$0.49	$1.10
Diluted	2.02	1.58	1.23	0.47	1.05
Dividends declared per share	0.68	0.54	0.36	0.36	0.30
Book value per share(2)	$21.24	$20.68	$10.48	$6.99	$6.67
Shares outstanding at the end of the year(2)	15,893	15,297	5,277	3,971	3,878
Average shares outstanding for basic EPS	15,382	10,302	4,696	3,908	3,863
Average diluted shares outstanding for diluted EPS	15,868	10,692	4,958	4,090	4,077
Ending Balance Sheet Data:
Assets	$2,422,327	$2,117,102	$770,506	$358,349	$304,362
Time deposits in financial institutions	311	1,041	190	495	7,502
Securities	432,318	325,858	128,593	46,313	50,363
Loans, net of deferred fees	1,595,837	1,424,396	501,740	250,552	206,102
Allowance for loan losses	25,752	24,294	11,209	3,930	4,025
Intangibles	221,956	188,050	9,793	—	—
Deposits	1,949,669	1,738,621	677,167	316,938	274,232
Borrowings	53,700	1,223	1,102	1,689	1,657
Subordinated debentures	59,798	39,178	28,868	8,248	—
Common shareholders' equity	337,563	316,292	55,297	27,772	25,855
Selected Financial Ratios:
Dividend payout ratio	33.4%	34.2%	29.3%	76.6%	28.6%
Shareholders' equity to assets at period end	13.94	14.94	7.18	7.75	8.49
Return on average assets	1.41	1.14	0.92	0.56	1.44
Return on average equity	9.84	9.66	16.33	7.01	17.46
Average equity/average assets	14.29	11.78	5.61	7.99	8.27
Net interest margin	5.24	5.41	5.32	6.81	6.60

(1)
Operating results of acquired companies are included from the respective acquisition dates. See Note 2 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

(2)
Includes 460,000 shares of restricted and performance stock outstanding at December 31, 2003.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This section should be read in conjunction with the disclosure regarding "Forward-Looking Statements" set forth in "Item 1. Business—Forward-Looking Statements", as well as the discussion set forth in "Business—Certain Business Risks" and "Item 8. Financial Statements and Supplementary Data."

Overview

        We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for our subsidiary banks, First National Bank and Pacific Western National Bank, which we refer to as the Banks. Through the holding company structure, First Community attempts to create operating efficiencies for the Banks by consolidating core administrative, operational and financial functions that serve both of the Banks. The Banks are charged reasonable fees by the holding company for the services performed on their behalf, pursuant to an expense allocation agreement, which the Company believes are substantially lower than the Banks would incur absent the holding company structure. See "Item 1. Business—General" above.

        The Banks are full-service community banks offering a broad range of banking products and services including: accepting time and demand deposits, originating commercial loans, including asset-based lending and factoring, real estate and construction loans, Small Business Administration guaranteed loans, or SBA loans, consumer loans, mortgage loans, international loans for trade finance and other business-oriented products. At December 31, 2003, our gross loans totaled $1,600.6 million of which approximately 30% consisted of commercial loans, 67% consisted of commercial real estate loans, including construction loans, and 3% consisted of consumer and other loans. Accordingly, the portfolio's value and credit quality is affected in large part by real estate trends in Southern California. These percentages include some foreign loans, primarily to individuals or entities with business in Mexico representing 5% of total loans. Special services and requests beyond the lending limits of the Banks can be arranged through correspondent banks.

        The Banks compete actively for deposits, and we tend to solicit noninterest-bearing deposits. In managing the top line of our business, we focus on loan growth and loan yield, deposit cost, and net interest margin, as net interest income accounts for 84% of our net revenues (net interest income plus noninterest income).

        On March 1, 2004, we acquired First Community Financial Corporation, or FC Financial, and established FC Financial as a wholly-owned operating subsidiary of First National. On December 1, 2003, we announced the acquisition of Harbor National Bank, or Harbor National, and our intention to merge Harbor National into Pacific Western. The Harbor National acquisition is currently expected to close in the second quarter of 2004. Discussions about the Company and the Banks as of and for the year ended December 31, 2003 do not include FC Financial or Harbor National.

Key Performance Indicators

        Among other factors, our operating results depend generally on the following:

  The Level of Our Net Interest Income

        Net interest income is the excess of interest earned on our interest-earning assets over the interest paid on our interest-bearing liabilities. Our primary interest-earning assets are loans and investment securities. Our primary interest-bearing liabilities are deposits, borrowings, and subordinated debentures. We attempt to increase our net interest income by maintaining a high level of noninterest-bearing deposits. At December 31, 2003, approximately 42% of our deposits were noninterest-bearing. We further reduce interest expense by limiting our borrowings, and funding our loans through deposits.

Although we have borrowing capacity under various credit lines, we have traditionally borrowed funds only for short term liquidity needs such as managing deposit flows and interim acquisition financing. Our general policy is to price our deposits in the bottom half or third-quartile of our competitive peer group, resulting in deposit products that bear interest rates at somewhat lower yields. While our deposit balances will fluctuate depending on deposit holders' perceptions of alternative yields available in the market, we attempt to minimize these variances by attracting a high percentage of noninterest-bearing deposits, which have no expectation of yield.

  Loan Growth

        We generally seek new lending opportunities in the $500,000 to $5 million range, try to limit loan maturities for commercial loans to one year, for construction loans up to 18 months, and for commercial real estate loans up to ten years, and to price lending products so as to preserve our interest spread and net interest margin. We sometimes encounter strong competition in pursuing lending opportunities such that potential borrowers obtain loans elsewhere at lower rates than those we offer.

  The Magnitude of Credit Losses

        We maintain an allowance for loan losses. Loss provisions are charged to operations as and when needed, actual loan losses are charged to the allowance, and recoveries on loans previously charged off are credited to the allowance. We stress credit quality in originating and monitoring the loans we make and measure our success by the level of our nonperforming assets and the corresponding level of our allowance. See "—Financial Condition—Nonperforming Assets" below. Through focusing on credit quality, the loan portfolio of the Company is generally better than the quality of the loan portfolios we have acquired. Following acquisitions, we generally work to remove problem loans from the portfolio or allow lower credit quality loans to mature, and seek to replace such loans with obligations from borrowers with higher quality credit. Changes in economic conditions, however, such as increases in the general level of interest rates, could negatively impact our customers and lead to increased provision for loan losses.

  The Level of Our Noninterest Expense

        Our noninterest expense includes fixed and controllable overhead, the major components of which are compensation, occupancy, data processing and communications. We measure success in controlling such costs through monitoring of the efficiency ratio. We calculate the efficiency ratio by dividing noninterest expense by the sum of net interest income and noninterest income. The consolidated efficiency ratios have been as follows:

Quarterly Period in 2003	Ratio
First	56.8%
Second	52.0%
Third	56.8%
Fourth	53.9%

        Additionally, our operating results have been influenced significantly by acquisitions. The nine acquisitions we completed since January 1, 2001, added approximately $2.1 billion in assets. Our assets at December 31, 2003 total approximately $2.4 billion. Our noninterest expenses have increased for all periods presented because of our acquisitions. However, our expense control programs and merger integration routines have enabled us to reduce our efficiency ratios as shown above and to reduce noninterest expense as a percent of average assets to 2.88% in 2003 from 3.65% in 2002 and from 3.88% in 2001.

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

        Our significant accounting policies and practices are described in Note 1 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." The accounting policies that involve significant estimates and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, are considered critical accounting policies. We have identified our policies for the allowance for loan losses, the fair value of financial instruments, and the carrying values of goodwill, other intangible assets and deferred tax assets as critical accounting policies.

  Allowance for Loan Losses

        We maintain an allowance for loan losses at an amount which we believe is sufficient to provide adequate protection against losses inherent in the loan portfolio. Our periodic evaluation of the adequacy of the allowance is based on such factors as our past loan loss experience, known and inherent risks in the portfolio, adverse situations that have occurred but are not yet known that may affect the borrowers' ability to repay, the estimated value of underlying collateral, and economic conditions. As we utilize information currently available to evaluate the allowance for loan losses, the allowance for loan losses is subjective and may be adjusted in the future depending on changes in economic conditions or other factors.

        Although we have established an allowance for loan losses that we consider adequate, there can be no assurance that the established allowance for loan losses will be sufficient to offset losses on loans in the future. Please see "—Financial Condition—Allowance for Loan Losses" and Note 6 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for more information.

  Fair Value of Financial Instruments

        We estimate the fair value of our financial instruments for purposes of our accounting and preparation of our financial statements. We make assessments of fair value with respect to numerous items, including interest-bearing deposits in financial institutions, investment securities, loans, deposits, borrowings, subordinated debt and commitments to extend credit and standby letters of credit.

        Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of our financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of December 31, 2003, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different. Please see Note 11 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for more information regarding our financial instruments and the estimation of fair value.

  Goodwill and Other Intangible Assets

        As a result of our acquisition activity, goodwill and core deposit intangible assets have been added to our balance sheet. While the core deposit intangibles arising from several acquisitions will be amortized over their estimated useful lives of 10 years, the amortization of goodwill was discontinued for periods after December 31, 2001 in accordance with generally accepted accounting principles. Instead, goodwill, a long-lived asset, is required to be evaluated for impairment at least annually. We selected June 30th as our interim impairment analysis date to annually evaluate the carrying value of goodwill for each year.

        The process of evaluating goodwill for impairment requires us to make several assumptions and estimates. We begin the valuation process by identifying the reporting units related to the goodwill. We identified one reporting unit, banking operations, in relation to our goodwill asset. If our impairment analysis indicates that the fair value of our reporting unit is less than its carrying amount, then we will have to writedown the amount of goodwill we carry on our balance sheet through a charge to our operations.

        Our impairment analysis estimated the value of our reporting unit using three methods: an income approach which is a discounted cash flow model, a market comparison approach and a market transaction approach. Each of these valuation methods include several assumptions, including forecasts of future earnings of our reporting unit, discount rates, market trends and market multiples of companies engaged in similar lines of business. If any of the assumptions used in the valuation of our goodwill change over time, the estimated value assigned to our goodwill could differ significantly, including a decrease in the value of goodwill which would result in a charge to our operations. The most significant element in the goodwill evaluation is the level of our earnings. If our earnings were to decline and cause our market capitalization to decline also, the market value of our Company may not support the carrying value of goodwill. The goodwill for our one reporting unit was last evaluated as of June 30, 2003 for impairment and no impairment was identified.

        The calculation and subsequent amortization of a core deposit intangible also requires several assumptions including, among other things, the estimated cost to service deposits acquired, discount rates, estimated attrition rates of the acquired deposits and its estimated useful life. If the value of the core deposit intangible is determined to be less than the carrying value in future periods, a writedown would be taken of the core deposit intangible through a charge to our earnings. The most significant element in the core deposit intangible evaluation is the attrition rate of the acquired deposits. If such attrition rate were to accelerate from that which we expected, the core deposit intangible may have to be reduced by a charge to operations. The attrition rate related to deposit flows is influenced by many factors, the most significant of which are alternative yields available to customers and the level of competition from other financial institutions and financial services companies.

  Deferred Income Tax Assets

        Our deferred income tax assets arise from mainly two items: (1) differences in the dates that items of income and expense enter into our reported income and taxable income and (2) net operating loss carryforwards. Deferred tax assets are established for these items as they arise based on our judgments that they are realizable. From an accounting standpoint, we determine whether a deferred tax asset is realizable based on the historical level of our taxable income and estimates of our future taxable income. In most cases, the realization of the deferred tax asset is based on our future profitability. If we were to experience either reduced profitablility or operating losses in a future period, the realization of our deferred tax assets would be questionable. In such an instance, we could be required to increase the valuation reserve on our deferred tax assets by charging operations.

Results of Operations

  Earnings Performance

        We analyze our performance based on net income determined in accordance with accounting principles generally accepted in the United States. The comparability of financial information is affected by our acquisitions. Operating results include the operations of acquired entities from the dates of acquisition. Pacific Western National Bank ($282 million in assets) was acquired January 2002, W.H.E.C., Inc. ($166 million in assets) was acquired in March 2002, Upland Bank and Marathon Bancorp ($249 million in combined assets) were acquired in August 2002, First National Bank ($804 million in assets) was acquired in September 2002, and Bank of Coronado ($88 million in assets) and Verdugo Banking Company ($212 million in assets) were acquired in January 2003 and August 2003, respectively. The following table presents net income and summarizes per share data and key financial ratios:

	For the Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands, except share data)
Net income	$32,055	$16,912	$6,110
Profitability measures:
Basic net income per share	$2.08	$1.64	$1.30
Diluted net income per share	$2.02	$1.58	$1.23
Return on average assets	1.41%	1.14%	0.92%
Return on average equity	9.84%	9.66%	16.33%
Dividend payout ratio	33.4%	34.2%	29.3%

        The 90% increase in net income during 2003 as compared to 2002 was due mainly to our 2002 and 2003 acquisition activity which resulted in a 45% increase in our revenues offset by a 21% increase in our noninterest expense. Our net interest income increased during 2003 largely due to a $623 million increase in our average interest-earning assets over the same period. The increase in loan and deposit balances as a result of our acquisition activity contributed to the 50% increase in income generated from service charges and fees on deposit accounts and commissions and fee income on deposit and loan accounts. Net gains on asset sales were $510,000 higher in 2003 compared to 2002. Other income included legal settlements totaling $825,000. The increases in noninterest expenses were also a result of our acquisitions as well as the need to support customer service and other growth.

        The increase in net income for 2002 compared to 2001 was primarily due to acquisition activity and organic loan growth (organic growth is defined as growth excluding loans acquired in our acquisitions).

  Net Interest Income

        Net interest income, which is one of our principal sources of income, represents the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Net interest income is affected by changes in both interest rates and the volume of average interest-earning assets and interest-bearing liabilities. The following table presents, for the periods indicated, the distribution of average assets, liabilities and shareholders' equity, as well as interest income and yields earned on average interest-earning assets and interest expense on average interest-bearing liabilities.

Analysis of Average Rates and Balances

	For the Years Ended December 31,
	2003			2002			2001
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans, net of fees and costs(1)(2)	$1,493,211	$101,879	6.82%	$1,023,699	$74,617	7.29%	$395,337	$33,052	8.36%
Investment securities(2)	349,837	10,272	2.94%	202,290	8,300	4.10%	107,277	6,335	5.91%
Federal funds sold	68,742	718	1.04%	61,439	931	1.52%	95,260	3,713	3.90%
Other earning assets	1,168	12	1.03%	2,435	55	2.26%	286	14	4.90%

Total interest-earning assets	1,912,958	112,881	5.90%	1,289,863	83,903	6.50%	598,160	43,114	7.21%
Noninterest-earning assets	366,785			196,437			68,729

Total assets	$2,279,743			$1,486,300			$666,889

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking	166,316	206	0.12%	109,231	282	0.26%	57,325	485	0.85%
Money market	584,840	3,607	0.62%	389,626	4,586	1.18%	175,147	4,386	2.50%
Savings	78,053	348	0.45%	51,708	319	0.62%	30,158	431	1.43%
Time certificates of deposit	309,165	5,418	1.75%	229,992	6,276	2.73%	98,787	4,558	4.61%

Total deposits	1,138,374	9,579	0.84%	780,557	11,463	1.47%	361,417	9,860	2.73%
Other interest-bearing liabilities	51,967	3,068	5.90%	39,487	2,693	6.82%	17,586	1,419	8.07%

Total interest-bearing liabilities	1,190,341	12,647	1.06%	820,044	14,156	1.73%	379,003	11,279	2.98%

Non interest-bearing liabilities
Demand deposits	733,536			466,689			239,394
Other liabilities	30,145			24,430			11,066

Total liabilities	1,954,022			1,311,163			629,463
Shareholders' equity	325,721			175,137			37,426

Total liabilities and shareholders' equity	$2,279,743			$1,486,300			$666,889

Net interest income		$100,234			$69,747			$31,835

Net interest spread			4.84%			4.77%			4.23%
Net interest margin			5.24%			5.41%			5.32%

(1)
Includes nonaccrual loans and loan fees.

(2)
Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

        Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change," as well as changes in the yields earned on interest-earning assets and rates paid on deposits and other borrowed funds, referred to as a "rate change." The change in interest income/expense attributable to volume reflects the change in volume multiplied by the prior year's rate and the change in interest income/expense attributable to rate reflects the change in rates multiplied by the prior year's volume. The changes in interest income and expense which are not attributable specifically to either volume or rate are allocated ratably between the two categories. The following table presents, for the years indicated, changes in interest income and expense and the amount of change attributable to changes in volume and rates.

Analysis of Volume and Interest Rates

	2003 Compared to 2002			2002 Compared to 2001
		Increase (Decrease) Due to			Increase (Decrease) Due to
	Total Increase (Decrease)			Total Increase (Decrease)
		Volume	Rate		Volume	Rate
	(Dollars in thousands)
Loans, net of fees and costs	$27,262	$32,302	$(5,040)	$41,565	$46,303	$(4,738)
Investment securities	1,972	4,815	(2,843)	1,965	4,337	(2,372)
Federal funds sold	(213)	101	(314)	(2,782)	(1,022)	(1,760)
Other earning assets	(43)	(21)	(22)	41	52	(11)

Total interest income	28,978	37,197	(8,219)	40,789	49,670	(8,881)

Interest checking	(76)	109	(185)	(203)	266	(469)
Money market	(979)	1,737	(2,716)	200	3,384	(3,184)
Savings	29	133	(104)	(112)	210	(322)
Time certificates of deposit	(858)	1,781	(2,639)	1,718	4,162	(2,444)
Other interest-bearing liabilities	375	771	(396)	1,274	1,524	(250)

Total interest expense	(1,509)	4,531	(6,040)	2,877	9,546	(6,669)

Net interest income	$30,487	$32,666	$(2,179)	$37,912	$40,124	$(2,212)

  2003 compared to 2002

        The increase in net interest income for 2003 compared to 2002 resulted largely from our acquisition activity, notwithstanding a decline in interest rates. As a result of our efforts to maintain and attract a significant amount of noninterest-bearing demand deposits, which averaged $733.5 million during 2003 or 39% of total average deposits, our overall cost of deposits for 2003 was 0.51%. This cost declined from the 0.92% experienced during 2002 largely because of the low interest rate environment of 2003 and the increase in our noninterest-bearing deposits as a percentage of total deposits year-over-year.

        The increase in interest income in 2003 over 2002 was due largely to an increase in assets from acquisitions, in addition to $50 million in organic loan growth during the fourth quarter of 2003. The increase in interest income was offset by a 60 basis point decline in yield on interest-earning assets which resulted primarily from loan repayment activity which, when coupled with the interest rate environment, caused the average loan yield to decline to 6.82% for 2003 compared to 7.29% for 2002. An increase in loan balances is crucial to increasing interest income and maintaining the net interest margin, since loan yields are usually higher than yields on investment securities. If the low interest rate environment continues, interest income and net interest margin could be adversely affected as existing loans mature and reprice at lower rates.

        During 2003, our interest expense decreased compared with 2002 largely as a result of the decline in interest rates generally during 2003. This year-over-year decline in interest expense occurred because the cost of interest-bearing liabilities declined 67 basis points in 2003 to 1.06%, despite a 45% increase in our average interest-bearing liabilities. This decline in the cost of interest-bearing liabilities is due primarily to two factors. First, we actively managed our net interest margin in the declining interest rate environment by lowering rates paid on interest-bearing deposits. The average cost of interest-bearing deposits declined 63 basis points to 0.84% for 2003 compared to 1.47% for 2002. Second, we actively sought to maintain a high percentage of noninterest-bearing deposits. Average demand deposits as a percentage of total deposits was 39% for 2003 compared to 37% for 2002. This reduction in cost was offset partially by the addition of higher cost interest-bearing liabilities such as the subordinated debentures. We increased our subordinated debentures $20.6 million through two offerings of trust preferred securities in the third quarter of 2003 with interest rates that float at 3-month LIBOR plus a margin. Interest expense related to our subordinated debentures totaled $2.9 million for 2003 and

$2.5 million for 2002. For 2004, in a continued low interest rate environment, we expect that our current deposit and pricing structure would tend to compress our net interest margin as we have limited ability to reprice our deposits downward.

  2002 compared to 2001

        The increase in net interest income in 2002 over 2001 was due primarily to a 116% increase in average interest-earning assets, resulting from our acquisition activity, notwithstanding a decline in market interest rates. Our net interest margin increased to 5.41% for 2002 from 5.32% for 2001, due primarily to the change in our earning asset mix, offset partially by a decline in interest rates.

        Although interest income increased in 2002, the average asset yield declined. The decrease in yield was attributed to a general decline in market interest rates in 2002 as compared to 2001.

        Interest expense increased in 2002 largely due to our acquisition activity. The cost of interest-bearing liabilities decreased as a result of deposits generally repricing in the lower interest rate environment offset partially by the addition of higher cost interest-bearing liabilities such as the subordinated debt. Maintaining our portfolio of noninterest-bearing deposits, which averaged 37% of average total deposits during 2002, also contributed to a decrease in the overall cost of average deposits to 0.92% for 2002.

  Provision for Loan Losses

        The amount of the provision for loan losses in each year is a charge against earnings in that year. The amount of provision is based upon management's evaluation of the loan portfolio, past loan loss experience, general economic conditions and other pertinent factors.

        We had a provision for loan losses of $300,000 during 2003 and none for 2002. During 2002, no provision was considered necessary based on the credit quality indicators in the loan portfolio and the application of our allowance for loan losses methodology. The allowance for loan losses was $25.8 million at December 31, 2003 and represented 1.61% of loans, net of deferred fees and costs, and 347.5% of nonaccrual loans as of that date. At December 31, 2002, the allowance for loan losses totaled $24.3 million, or 1.71% of loans, net of deferred fees and costs, and 237.8% of nonaccrual loans. The higher ratio at the end of 2002 in the allowance for loan losses as a percentage of total loans was deemed appropriate as we continued to work through the five loan portfolios acquired during 2002. Net loans charged off in 2003 decreased by $121,000 to $1.5 million compared to $1.6 million in net loans charged off for the year ended December 31, 2002. See "—Critical Accounting Policies," "—Financial Condition—Allowance for Loan Losses," and Note 6 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data.".

  Noninterest Income

        The following table sets forth the details of noninterest income for the years indicated. The columns entitled "Increase (Decrease)" set forth the year-over-year changes between 2003 and 2002 and between 2002 and 2001.

	For the Years Ended December 31,
	2003	Increase (Decrease)	2002	Increase (Decrease)	2001
		(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$8,994	$2,914	$6,080	$3,520	$2,560
Other commissions and fees	3,991	1,420	2,571	877	1,694
Gain (loss) on sale of loans	913	1,228	(315)	(759)	444
Gain on sale of securities	1,756	148	1,608	1,608	—
Gain on sale of other real estate owned	340	68	272	272	—
Gain on sale of merchant card processing	—	(934)	934	934	—
Increase in cash surrender value of life insurance	1,863	1,108	755	498	257
Other income	1,599	820	779	529	250

Total noninterest income	$19,456	$6,772	$12,684	$7,479	$5,205

  2003 compared to 2002

        Income generated from both service charges on deposit accounts as well as other commissions and fees on loans and deposit activity increased as our loans and deposit base increased through the completion of several acquisitions since the end of the second quarter of 2002. Other commissions and fees for 2003 and 2002 included income earned from foreign exchange fees. Foreign exchange fees increased $644,000 to $940,000 for 2003. We earned $235,000 in escrow fees in 2003 as a result of the Bank of Coronado acquisition; as of 2004, we no longer offer escrow services and therefore this income and any related expense will not reoccur. Also included in other commissions and fees income is net merchant discount fees, which decreased $303,000 to $118,000 for 2003 compared to 2002; this decline was expected as a result of the May 2002 sale of our merchant card processing operations.

        Gain on sale of loans relates primarily to selling the guaranteed portion of SBA loans in the amount of $7.6 million for 2003 and $4.3 million for 2002. The increase in SBA sales is attributed to selling the guaranteed portion of SBA loans from acquired banks' portfolios. Our program of selling the guaranteed portion of SBA loans is dependent on numerous factors; there is no assurance that we will experience similar volumes and gains in 2004. This category for 2002 includes a loss of $708,000 from the sale of substantially all of our indirect auto loan portfolio. We sold indirect auto loans with aggregate principal loan balances of $48.3 million. We retained less than 10% of the loans in the portfolio and engaged a third party to service those remaining loans.

        We recognized a gain on sale of securities in both 2003 and 2002 as we restructured our securities portfolio in two phases. The first phase was undertaken after the 2002 acquisitions had been consummated and the portfolios could be evaluated on a combined basis. In 2002, we sold smaller odd-lot and other securities to generally reposition the securities portfolio into shorter duration vehicles. The second phase was to shift out of fixed-rate mortgage-backed securities and into adjustable rate mortgage securities and, in general, complete the restructuring of the securities portfolios of our acquired banks. Due to the sustained low interest rate environment, the fixed-rate mortgage-backed securities were experiencing declining yields as a result of increased prepayments and the resulting accelerated amortization of book premiums. We sold several of these securities in order to shift the proceeds primarily to adjustable rate mortgage-backed securities. Although we had substantial securities sales and purchases in both 2002 and 2003, this is not a line of business for the Company and may not occur in future periods. We use the available-for-sale securities portfolio primarily to augment earnings as we invest excess liquidity, to supply collateral to secure public funds on deposit and borrowing lines of credit, and to manage our balance sheet risk.

        Income from cash surrender value of life insurance policies increased in 2003, as a result of our additional investment in life insurance policies in late 2002 and April 2003. The income recognized on the appreciation of the cash surrender value of life insurance policies is noncash income and not subject to income tax. The after-tax yield for our life insurance policies was 7.33% during 2003 compared to 9.34% for 2002. We do not expect to make any further investments in such life insurance programs. The increase in other income in 2003 compared to 2002 is due primarily to $825,000 received in legal settlements during 2003. Other income also included fees related to two ongoing loan referral programs for SBA loans and single family mortgages totaling $353,000 for 2003 compared to $232,000 for 2002. The increase during 2003 for this type of income is attributed to the low interest rate environment and increased refinance activity for single family mortgages. If interest rates increase and repayment activity slows, this type of income will decline. Other income for 2002 included data processing fees of $116,000; this income related to third party data and item processing services provided by InfoServ, the in-house data processing division of First National Bank. InfoServ was sold September 30, 2002, and therefore, this type of income and any related expenses will not reoccur.

  2002 compared to 2001

        The increase in noninterest income is due primarily to the increase in combined service charges on deposits and other commissions and fees for 2002 compared to 2001 as we increased our loans and deposit base primarily through the 2002 acquisitions. Other commissions and fees included foreign exchange income of $296,000 for 2002 generated subsequent to the First National Bank acquisition. In addition, other commissions and fees included net merchant discount fee income which increased $94,000 in 2002 compared to 2001 due to the timing of the First Charter acquisition and the sale of our merchant card processing operations in May 2002. Merchant card processing was a business focus for First Charter.

        The decline in gain on sale of loans in 2002 compared to 2001 is due to the sale of the majority of our indirect auto loans at a discount during 2002 as described above. The 2001 loan sale gains relate to selling the guaranteed portion of SBA loans. Income from cash surrender value of life insurance policies increased due to the timing of our initial $10.0 million investment in July 2001 and other increases in our investment in life insurance policies through our 2002 acquisitions. The after-tax yield on the life insurance policies was 9.25% for 2001. Other income for 2001 includes $166,000 in fees related to the referral program for single family mortgages.

  Noninterest Expense

        The following table sets forth the details of noninterest expense for the years indicated. The columns entitled "Increase (Decrease)" set forth the year-over-year changes between 2003 and 2002 and between 2002 and 2001.

	For the Years Ended December 31,
	2003	Increase (Decrease)	2002	Increase (Decrease)	2001
		(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$32,407	$5,667	$26,740	$13,810	$12,930
Occupancy	9,411	2,970	6,441	3,148	3,293
Furniture and equipment	3,257	293	2,964	1,726	1,238
Data processing	4,864	1,157	3,707	1,967	1,740
Other professional services	2,210	(652)	2,862	1,540	1,322
Business development	1,010	(34)	1,044	379	665
Communications	2,196	(1)	2,197	1,266	931
Insurance and assessments	1,507	354	1,153	327	826
Cost of real estate owned	168	(346)	514	467	47
Goodwill amortization	—	—	—	(207)	207
Core deposit intangible amortization	2,529	1,260	1,269	1,269	—
Other	6,080	669	5,411	2,695	2,716

Total noninterest expense	$65,639	$11,337	$54,302	$28,387	$25,915

Efficiency ratio	54.8%	(11.1)%	65.9%	(4.1)%	70.0%
Noninterest expense as a percentage of average assets	2.9%	(0.8)%	3.7%	(0.2)%	3.9%

  2003 compared to 2002

        The overall increase in noninterest expense is due mainly to the completion of five bank acquisitions since the end of the second quarter of 2002 which added $1.5 billion in assets. This increase was partially offset by planned staff reductions and other savings achieved as a result of scheduled branch consolidations and data systems conversions following these acquisitions. During 2003, five branches were closed with the deposits consolidated into our other branches. Additionally, three system conversions have occurred during 2003 whereby the acquired banks' systems were merged onto our loan, deposit and other system platforms. Other professional services decreased due mainly to a decline in legal expenses as we concluded the legal settlements recognized during 2003 and eliminated our other real estate owned assets. Communication expense remained flat as we consolidated vendors to use the buying power of our larger company in addition to a decline in telephone and armored car expense offset by increased postage costs. The increases in most other categories of expense were due to the combination of acquisitions and the need to support our customer service and growth. Other expense includes ongoing loan-related costs, customer-related expenses, correspondent bank charges, operating losses, shareholder expenses, director fees and other staff-related costs.

        Noninterest expense includes the following noncash items: (i) core deposit intangible, or CDI, amortization, (ii) stock-based compensation amortization and (iii) accrued retrofit costs for leased premises. CDI amortization expense relates to the periods since each acquisition and, therefore, the annual amortization charge naturally increased due to the volume of acquisitions. We estimate the amortization expense for CDI related to our completed acquisitions to be approximately $2.6 million for 2004. Stock compensation expense of $1.0 million related to 460,000 shares of restricted stock and performance stock granted to employees during the latter half of 2003 is included in salary and benefits expense for 2003. Stock compensation expense related to these grants is expected to be $2.6 million for

2004. Occupancy expense for 2003 includes $232,000 in noncash accrued retrofit expenses related to our contractual obligation to restore certain leased premises at the end of the leases.

        Current generally accepted accounting principles discontinued the amortization of goodwill after December 31, 2001 and instead goodwill is now evaluated for impairment at least annually. We performed the impairment tests of goodwill during 2003 and concluded there was no impairment. See "—Critical Accounting Policies" and Notes 1(m) and 3 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for a discussion on certain estimates associated with evaluating goodwill for impairment and assumptions related to determining a core deposit intangible and the related amortization.

        While noninterest expense increased year-over-year, we improved our efficiency ratio to 54.8% for 2003 compared to 65.9% for 2002 despite a 17 basis point compression of our net interest margin. See "—Key Performance Indicators—The Level of Our Noninterest Expense." In addition, our ratio of noninterest expenses to average assets declined to 2.9% for 2003 compared to 3.7%, indicating a lower expense base relative to our average asset size.

  2002 compared to 2001

        The increase in almost each noninterest expense category for 2002 compared to 2001 is due primarily to the completion of five acquisitions since the end of the third quarter of 2001. The most significant increase relates to salary and benefit costs due to the increased staff levels necessary to accommodate the increased level of business and to manage a larger company. The increase in other professional services is due primarily to the increased size of the Company as well as the aforementioned timing and nature of legal expenses experienced in 2002. The increase in "other" expenses is attributable to increases in expenses associated with the growth in loans and deposits such as loan expense and customer service expenses, including courier costs and customer analysis expense.

        Noninterest expense includes noncash CDI amortization expense of $1.3 million for 2002 and none for 2001 based on the 2002 and 2001 acquisition activity. Noninterest expense during 2001 includes noncash goodwill amortization; as stated above we discontinued the amortization of goodwill after December 31, 2001 and performed the initial impairment test of goodwill during 2002. We concluded there was no impairment of this intangible asset.

        The ratio of noninterest expense to average assets was 3.7% for 2002 compared to 3.9% for 2001 and our operating efficiency ratio declined to 65.9% for 2002 from 70.0% for 2001. We completed five bank system conversions and two application conversions during 2002 to reflect our current structure with two banking subsidiaries. These conversions created operating efficiencies to minimize the increase in expense categories, such as data processing and salaries expense, the benefits of which are more evident in the 2003 ratios.

  Income Taxes

        Effective income tax rates were 40.4%, 39.9%, and 41.7% for the years ended December 31, 2003, 2002 and 2001, respectively. The difference in the effective tax rates between the years relates mainly to the amount of tax exempt income recorded in each of the years and, for 2001, the effect of nondeductible goodwill amortization expense. For further information on income taxes, see Note 13 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Financial Condition

  Loans

        The following table presents the balance of each major category of loans at December 31:

	2003		2002		2001		2000		1999
	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
				(Dollars in thousands)
Loan Category:
Domestic:
Commercial	$426,796	26%	$382,584	27%	$245,748	49%	$118,827	47%	$94,657	46%
Real estate—construction	347,321	22	354,296	25	84,241	17	47,989	19	38,464	19
Real estate—mortgage	712,390	45	578,556	40	160,521	32	79,458	32	67,235	32
Consumer	31,383	2	35,393	3	11,580	2	4,911	2	6,293	3
Foreign:
Commercial	67,821	4	59,995	4	—	—	—	—	—	—
Other	14,895	1	18,504	1	—	—	—	—	—	—

Total gross loans	1,600,606	100%	1,429,328	100%	502,090	100%	251,185	100%	206,649	100%
Less allowance for loan losses	(25,752)		(24,294)		(11,209)		(3,930)		(4,025)
Less net deferred loan fees	(4,769)		(4,932)		(350)		(633)		(547)

Total net loans	$1,570,085		$1,400,102		$490,531		$246,622		$202,077

  2003 compared to 2002

        In 2003 we acquired $211.4 million in total net loans. During 2003, we also continued to improve credit quality by removing lower quality loans from portfolios acquired during the 2002 and 2003 acquisitions. During the fourth quarter of 2003 we had $50 million in organic net loan growth. Although we expect organic loan growth to continue, substantial organic growth is highly dependent on market conditions and accordingly fourth quarter 2003 performance cannot be considered a trend at this point in time. While the majority of our loan portfolio is concentrated in commercial and real estate loans, we acquired foreign loans through the First National Bank acquisition and continue to originate foreign commercial and foreign real estate loans as part of our ongoing services. Our foreign loans are primarily to individuals and entities located in Mexico. All of our foreign loans are denominated in U.S. dollars and the majority are collateralized by assets located in the United States or guaranteed or insured by businesses located in the United States. Our foreign loan commitments totaled $5.3 million at December 31, 2003. On March 1, 2004, we completed the acquisition of FC Financial and FC Financial became a wholly-owned subsidiary of First National Bank. Through FC Financial, the Company expects to increase its asset-based lending and factoring during 2004.

  2002 compared to 2001

        The 2002 acquisitions represent $848.4 million of the increase in gross loans, net of deferred fees and the remaining increase, $74.2 million, is attributed to organic growth. The 2002 internal growth rate represents a 14.8% increase in loans, net of deferred loan fees and costs compared to the end of 2001. Loans have increased consistently over the past five years. In 2001, net loans increased $243.9 million, or 99%, compared with 2000.

  Loan Interest Rate Sensitivity

        The following table presents our interest rate sensitivity analysis at the date indicated with respect to certain individual categories of loans and provides separate analyses with respect to fixed rate loans and floating rate loans:

Certain Loans Repricing or Maturing
As of December 31, 2003

	Repricing or Maturing In
	1 year or less	Over 1 to 5 years	Over 5 years	Total
	(Dollars in thousands)
Loan Category:
Domestic:
Commercial	$401,352	$16,825	$8,619	$426,796
Real estate—construction	342,303	4,706	312	347,321
Foreign	72,312	3,871	6,533	82,716

Total	$815,967	$25,402	$15,464	$856,833

	Fixed Rate	Floating Rate	Total
	(Dollars in thousands)
Domestic:
Commercial	$33,786	$393,010	$426,796
Real estate—construction	28,260	319,061	347,321
Foreign	17,228	65,488	82,716

Total	$79,274	$777,559	$856,833

  Nonperforming Assets

        The following table sets forth certain information with respect to our nonaccrual loans and accruing loans for which payments of principal and interest were contractually past due 90 days or more as well as other nonperforming assets:

Nonperforming Assets

	December 31,
	2003	2002	2001	2000	1999
		(Dollars in thousands)
Nonaccrual loans	$7,411	$10,216	$4,672	$2,271	$1,845
Loans past due 90 days or more and still accruing	—	—	—	—	75

Nonperforming loans	7,411	10,216	4,672	2,271	1,920
Other real estate owned	—	3,117	3,075	1,031	1,315

Total nonperforming assets	$7,411	$13,333	$7,747	$3,302	$3,235

Nonperforming loans to loans, net of deferred fees and costs	0.46%	0.72%	0.93%	0.91%	0.93%
Nonperforming assets to loans and other real estate owned	0.46%	0.93%	1.53%	1.31%	1.56%

        The percentage of nonaccrual loans to loans has declined or remained relatively flat over the past four years due mainly to the growth in the loan portfolio. As described above, the growth in our loan portfolio is substantially due to our acquisition activity.

        Loans are generally placed on nonaccrual status when the borrowers are past due 90 days and/or when payment in full of principal or interest is not expected. At the time a loan is placed on nonaccrual status, any interest income previously accrued but not collected is reversed and charged against current period income. Income on nonaccrual loans is subsequently recognized only to the extent cash is received and the loan's principal balance is deemed collectible. Loans are restored to accrual status only when the loans become both well secured and are in the process of collection.

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

        On December 31, 2003, we had $7.4 million of loans on nonaccrual status, including $259,000 of foreign loans, compared to $10.2 million and $4.7 million on December 31, 2002 and 2001. As of December 31, 2003, 2002 and 2001, there were no loans past due over 90 days and still accruing interest. Additional interest income of $385,000, $640,000, and $596,000 would have been recorded for the years ended December 31, 2003, 2002 and 2001 if nonaccrual loans had been performing in accordance with their original terms. Interest income of $214,000, $273,000 and $110,000 was recorded on loans subsequently transferred to a nonaccrual status for the years ended December 31, 2003, 2002 and 2001. The interest income related to foreign loans that would have been recorded in 2003 if the foreign loans had been current in accordance with their original terms was $12,000. The amount of interest income on these foreign loans that was included in net income for 2003 was $15,000.

  Allowance for Loan Losses

        The following table presents the changes in our allowance for loan losses as of the dates indicated:

Analysis of Allowance for Loan Losses

	For the Years Ended December 31,
	2003	2002	2001	2000	1999
		(Dollars in thousands)
Balance at beginning of year	$24,294	$11,209	$3,930	$4,025	$3,785
Loans charged off:
Domestic:
Commercial	(3,331)	(2,764)	(6,839)	(591)	(480)
Real estate—construction	—	—	—	—	—
Real estate—mortgage	—	(537)	(140)	—	(60)
Consumer	(1,145)	(1,488)	(490)	(18)	(52)
Small Business Administration, unguaranteed portion held for investment	—	—	(52)	(99)	—
Foreign	—	—	—	—	—

Total loans charged off	(4,476)	(4,789)	(7,521)	(708)	(592)
Recoveries on loans charged off:
Domestic:
Commercial	2,453	2,036	1,168	88	277
Real estate—construction	—	—	—	—	—
Real estate—mortgage	84	737	6	—	—
Consumer	468	418	29	5	37
Small Business Administration, unguaranteed portion held for investment	—	—	—	—	—
Foreign	—	6	—	—	—

Total recoveries on loans charged off	3,005	3,197	1,203	93	314

Net loans charged off	(1,471)	(1,592)	(6,318)	(615)	(278)
Provision for loan losses	300	—	639	520	518
Additions due to acquisitions	2,629	14,677	12,958	—	—

Balance at end of year	$25,752	$24,294	$11,209	$3,930	$4,025

Ratios:
Allowance for loan losses as a percentage of total loans at year end	1.61%	1.71%	2.23%	1.56%	1.95%
Net loans charged off as a percentage of average loans	0.10%	0.16%	1.60%	0.26%	0.15%

        The increase in the allowance for loan losses in 2003 compared to 2002 is due primarily to the 2003 acquisitions, offset partially by net charge-offs of $1.5 million. The decrease in the percentage of allowance for loan losses to loans, net of deferred fees and costs, is due to a reduction in problem loans that we acquired through our acquisitions. We have successfully settled, worked-out of or otherwise resolved a substantial amount of those problem loans. Following the acquisitions made during 2003 and 2002, our loan portfolio increased substantially, as well as the dollar amount of problem loans, however these problem loans represent a smaller percentage of our overall loan portfolio. Based on our experience, we believe that the allowance for loan losses of $25.8 million at December 31, 2003 is adequate to cover known and inherent risks in the loan portfolio. See "—Critical Accounting Policies" and Note 6 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data.".

        The following table allocates the allowance for loan losses based on our judgment of inherent losses in the respective categories. While we have allocated the allowance to various portfolio segments for purposes of this table, the allowance for loan losses is general and is available for the portfolio in its entirety:

Allocation of Allowance for Loan Losses

	Commercial	Real Estate	Consumer	Small Business Administration	Foreign	Total
	(Dollars in thousands)
At December 31,
2003
Allowance for loan losses	$12,225	$11,657	$574	$797	$499	$25,752
% of loans to total loans	24%	67%	2%	2%	5%	100%
2002
Allowance for loan losses	$11,225	$10,788	$652	$1,131	$498	$24,294
% of loans to total loans	24%	65%	3%	3%	5%	100%
2001
Allowance for loan losses	$7,182	$3,604	$170	$253	—	$11,209
% of loans to total loans	45%	49%	2%	4%	—	100%
2000
Allowance for loan losses	$1,563	$2,006	$84	$277	—	$3,930
% of loans to total loans	40%	51%	2%	7%	—	100%
1999
Allowance for loan losses	$1,622	$1,430	$356	$617	—	$4,025
% of loans to total loans	42%	51%	3%	4%	—	100%

  Investment Portfolio

        Our investment activities are designed to assist in maximizing income consistent with quality and liquidity requirements, to supply collateral to secure public funds on deposit and borrowing lines of credit, and to provide a means for balancing market and credit risks through changing economic times.

        Our portfolio consists of U.S. Treasury and U.S. Government agency obligations, mortgage-backed securities, obligations of states and political subdivisions, and Federal Reserve Bank and Federal Home Loan Bank stock. Our investment portfolio contains no investments in any one issuer in excess of 10% of our total shareholders' equity. We excluded securities of the U.S. Treasury and U.S. government agencies from this calculation. We do, however, own FNMA and FHLMC guaranteed mortgage-backed securities that have carrying values of $230.9 million and $74.0 million at December 31, 2003.

        The following table presents the composition of our investment portfolio at the dates indicated:

Investment Portfolio

	At December 31,
	2003	2002	2001
	(Dollars in thousands)
U.S. Treasury and government agency securities	$52,670	$190,499	$11,920
States and political subdivisions	13,541	18,289	2,896
Mortgage-backed and other securities	351,445	110,079	111,640

Subtotal	417,656	318,867	126,456
Federal Reserve and Federal Home Loan Bank stock	14,662	6,991	2,137

Total investments	$432,318	$325,858	$128,593

        The following table presents a summary of yields and maturities:

Analysis of Investment Yields and Maturities
December 31, 2003

	One Year or Less		One Year Through Five Years		Five Years Through Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury and government agency securities	$1,041	5.69%	$51,544	2.91%	$85	2.90%	$—	—	$52,670	2.96%
States and political subdivisions	647	8.30%	5,397	4.70%	6,979	5.29%	518	6.31%	13,541	5.24%
Mortgage-backed and other securities	1,027	7.09%	37,635	3.83%	24,505	4.68%	288,278	3.65%	351,445	3.74%

Total investments(1)	$2,715	6.84%	$94,576	3.37%	$31,569	4.81%	$288,796	3.65%	$417,656	3.69%

(1)
Yields on securities have not been adjusted to a fully tax-equivalent basis because the impact is not material.

  Deposits

        The following table presents a summary of our average deposits as of the dates indicated and average rates paid:

Analysis of Average Deposits

	For the Years Ended December 31,
	2003 Amount	Rate	2002 Amount	Rate	2001 Amount	Rate
	(Dollars in thousands)
Non-interest bearing	$733,536	—	$466,689	—	$239,394	—
Interest checking	166,316	0.12%	109,231	0.26%	57,325	0.85%
Money market	584,840	0.62%	389,626	1.18%	175,147	2.50%
Savings	78,053	0.45%	51,708	0.62%	30,158	1.43%
Time	309,165	1.75%	229,992	2.73%	98,787	4.61%

Total deposits	$1,871,910	0.51%	$1,247,246	0.92%	$600,811	1.64%

        The increase in average deposits in 2003 is due primarily to having the full year impact of the deposits acquired in the three acquisitions completed during the third quarter of 2002. Deposit growth in 2002 is attributed mainly to the five acquisitions between the end the third quarter of 2001 and September 30, 2002.

        Deposits by foreign customers, primarily located in Mexico and Canada, totaled $108.6 million, or approximately 6% of total deposits, as of December 31, 2003.

        For time deposits of $100,000 or more, the following table presents a summary of maturities for the time periods indicated:

Maturity of Time Deposits of $100,000 or More

	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
	(Dollars in thousands)
December 31, 2003	$94,723	$45,656	$29,313	$15,165	$184,857

Borrowings

        The holding company and the Banks have various lines of credit available. These include the ability to borrow funds from time to time on a short term or overnight basis from the Federal Home Loan Bank or other financial institutions. See "—Liquidity" and Note 9 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for information on our borrowings.

Capital Resources

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

        The following table presents regulatory capital requirements and our regulatory capital ratios:

	Regulatory Requirements		Actual
	Adequately Capitalized	Well Capitalized	The Company
As of December 31, 2003:
Tier 1 leverage capital ratio	4.00%	5.00%	8.23%
Tier 1 risk-based capital ratio	4.00%	6.00%	9.83%
Total risk-based capital	8.00%	10.00%	11.08%

        As of December 31, 2003, we exceeded each of the capital requirements of the Federal Reserve Board and were deemed to be "well capitalized." In addition, each of our banks exceeded the capital requirements of its primary federal banking regulator and was deemed to be "well capitalized." For further information on regulatory capital, see Note 19 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

        The Company previously issued $58 million of trust preferred securities. As further explained in Note 1(a) of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data", we deconsolidated our trust preferred entities at December 31, 2003. As a result, our 2003 balance sheet includes $59.8 million of subordinated debt, which was previously included on our balance sheet as $58 million in trust preferred securities after a consolidation elimination of $1.8 million.

        Trust preferred securities are considered regulatory capital for purposes of determining the Company's Tier I capital ratios. The Company believes that the Board of Governors of the Federal

Reserve System, which is the holding company's banking regulator, may rule on continued inclusion of trust preferred securities in regulatory capital. At this time, it is not possible to estimate the effect, if any, on the Company's Tier I regulatory capital as a result of any future action taken by the Board of Governors of the Federal Reserve System. See Note 19 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Liquidity

        The goals of our liquidity management are to ensure the ability of the Company to meet their financial commitments when contractually due and to respond to other demands for funds such as the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers who may need assurance that sufficient funds will be available to meet their credit needs. We have an Asset/Liability Management Committee, or ALM Committee, responsible for managing balance sheet and off-balance sheet commitments to meet the needs of customers while achieving our financial objectives. Our ALM Committee meets regularly to review funding capacities, current and forecasted loan demand and investment opportunities.

        Historically, the overall liquidity source of the Banks is their core deposit base. The Banks have not relied on large denomination time deposits. To meet short-term liquidity needs, the Banks maintain what we believe are adequate balances in Federal funds sold, interest-bearing deposits in other financial institutions and investment securities having maturities of five years or less. On a consolidated basis, liquid assets (cash, Federal funds sold, interest-bearing deposits in financial institutions and investment securities available-for-sale) as a percent of total deposits were 26.8% as of December 31, 2003.

        As an additional source of liquidity, the Banks maintain unsecured lines of credit of $100 million with correspondent banks for purchase of overnight funds. These lines are subject to availability of funds. The Banks have also established secured borrowing relationships with the Federal Home Loan Bank of San Francisco which would allow the Banks to borrow approximately $322 million in the aggregate. Historically, the Banks have rarely used these borrowing capabilities.

        The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from the Banks, and our ability to raise capital, issue subordinated debt and secure outside borrowings. See Note 9 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." The ability of the Company to obtain funds for the payment of dividends to our shareholders and for other cash requirements is largely dependent upon the Banks' earnings. The availability of dividends from the Banks is limited by various statutes and regulations of state and federal law. Dividends paid by national banks such as First National and Pacific Western are regulated by the Office of the Comptroller of the Currency under its general supervisory authority as it relates to a bank's capital requirements. A national bank may declare a dividend without the approval of the Office of the Comptroller of the Currency as long as the total dividends declared in a calendar year do not exceed the total of net profits for that year combined with the retained profits for the preceding two years. See "Item 5. Market For Registrant's Common Equity and Related Stockholders Matters—Dividends." During 2003, First Community received dividends of $24.0 million from the Banks. The amount of dividends available for payment by the Banks to the holding company at December 31, 2003, was $29.5 million. See Note 18 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Contractual Obligations

        The known contractual obligations of the Company at December 31, 2003 are as follows:

	At December 31, 2003
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Short-term debt obligations	$53,700	$—	$—	$—	$53,700
Long-term debt obligations	—	—	—	59,798	59,798
Operating lease obligations	6,527	11,873	9,231	8,481	36,112
Other contractual obligations	3,331	6,663	1,666	—	11,660

Total	$63,558	$18,536	$10,897	$68,279	$161,270

        Debt obligations and operating lease obligations are discussed in Notes 9 and 12 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." The other contractual obligations relate to our minimum liability associated with our data and item processing contract with a third-party provider.

        Not included in the above table is our merger-related liability which was $5.9 million at December 31, 2003. See Note 2 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

        We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity, and continued deposit gathering activities. We have in place various borrowing mechanisms for shorter-term liquidity needs.

Off-Balance Sheet Arrangements

        Our obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded. At December 31, 2003, our loan-related commitments, including standby letters of credit and financial guarantees, totaled $601.4 million. The commitments which result in a funded loan increase our profitability through net interest income. Therefore, during the year, we manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in "—Liquidity," have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments see Note 10 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Recent Accounting Pronouncements

        See Note 1 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for information on recent accounting pronouncements and their impact, if any, on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our market risk arises primarily from credit risk and interest rate risk inherent in our lending and deposit gathering activities. To manage our credit risk, we rely on adherence to our strong underwriting standards and loan policies as well as our allowance for loan losses methodology. To manage our exposure to changes in interest rates, we perform asset and liability management activities which are governed by guidelines pre-established by our ALM Committee and approved by our Board of Directors. Our ALM Committee monitors our compliance with our asset/liability policies. These policies focus on providing sufficient levels of net interest income while considering acceptable levels of interest rate exposure as well as liquidity and capital constraints.

        Market risk sensitive instruments are generally defined as derivatives and other financial instruments, which include investment securities, loans, deposits and borrowings. At December 31, 2003 and 2002, we had not used any derivatives to alter our interest rate risk profile. However, both the repricing characteristics of our fixed rate loans and floating rate loans which have reached their floors, as well as our significant percentage of noninterest-bearing deposits compared to interest-earning assets may influence our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, interest-bearing deposits in financial institutions, Federal Reserve Bank and Federal Home Loan Bank stock, investment securities, deposits, borrowings and subordinated debentures. At December 31, 2003 and 2002, we had interest-sensitive assets of $2,031.1 million and $1,778.0 million compared to interest-sensitive liabilities of $1,248.8 at year end 2003 and $1,121.6 million at year end 2002.

        We measure our interest rate risk position on a quarterly basis using three methods: (i) net interest income simulation analysis; (ii) market value of equity modeling; and (iii) traditional gap analysis. The results of these analyses are reviewed by the ALM Committee quarterly. If hypothetical changes to interest rates cause changes to our simulated net present value of market equity and/or net interest income outside our pre-established limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits. We evaluated the results of our net interest income simulation and market value of equity model prepared as of December 31, 2003. These models indicate that our interest rate sensitivity is within limits set by our Board of Directors and that our balance sheet is asset-sensitive. An asset-sensitive balance sheet suggests that in a rising interest rate environment, our net interest margin would increase and during a falling or sustained low interest rate environment, our net interest margin would decrease. The models assume, however, a static balance sheet, i.e., no change in the mix or size of the loan, investment and deposit portfolios.

        Net interest income simulation.    We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of December 31, 2003. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

        This analysis calculates the difference between net interest income forecasted using an increasing and declining interest rate scenario and net interest income forecasted using a base market interest rate derived from the current treasury yield curve. In order to arrive at the base case, we extend our balance sheet at December 31, 2003 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products' pricing as of December 31, 2003. Based on such repricings, we calculated an estimated net interest income and net interest margin. The effects of certain balance sheet attributes, such as fixed-rate loans, floating rate loans that have reached their floors and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions all of which may have significant effects on our net interest income.

        The net interest income simulation model includes various assumptions regarding the repricing relationship for each of our assets and liabilities. Many of our assets are floating rate loans, which are assumed to reprice immediately and to the same extent as the change in market rates according to their contracted index. Some loans and investment vehicles include the opportunity of prepayment

(imbedded options) and the simulation model uses national indexes to estimate these prepayments and reinvest these proceeds at current simulated yields. Our non-term deposit products reprice more slowly, usually changing less than the change in market rates and at our discretion.

        Further, the simulation analysis assumes no growth in the balance sheet and that its structure will remain similar to the structure at year-end. It does not account for all factors that impact this analysis, including changes by management to mitigate the impact of interest rate changes or the impact a change in interest rates may have on our credit risk profile, loan prepayment estimates and spread relationships which can change regularly. Interest rate changes create changes in actual loan prepayment rates which will differ from the market estimates we used in this analysis. Management reviews the model assumptions for reasonableness on a quarterly basis.

        The following table presents forecasted net interest income and net interest margin using a base market rate and the estimated change to the base scenario given an immediate and sustained upward and downward movement in interest rates of 100, 200 and 300 basis points.

Sensitivity of Net Interest Income
(Dollars in thousands)

Interest Rate Scenario	Estimated Net Interest Income	Percentage Change from Base	Estimated Net Interest Margin	Estimated Net Interest Margin change from Base
Up 300 basis points	$116,134	12.6%	5.54%	0.61%
Up 200 basis points	$110,412	7.0%	5.27%	0.34%
Up 100 basis points	$105,123	1.9%	5.02%	0.09%
BASE	$103,159		4.93%
Down 100 basis points	$99,452	(3.6)%	4.75%	(0.18)%
Down 200 basis points	$92,572	(10.3)%	4.43%	(0.50)%
Down 300 basis points	$86,255	(16.4)%	4.13%	(0.80)%

        Our simulation results as of December 31, 2003 indicate our interest rate risk position was asset sensitive as the simulated impact of an immediate upward movement in interest rates results in increases in net interest income over the subsequent 12 month period while an immediate downward movement in interest rates would result in a decrease in net interest income over the next 12 months. We tend to discount the simulated results of a downward movement in interest rates as not realistic given current market interest rates. However, our net interest margin may compress in future periods if our financial instruments continue to reprice into this sustained low interest rate environment.

        As of December 31, 2002, our net interest income simulation indicated that an immediate and sustained 200 basis point shift in market interest rates upward and downward would cause our net interest income to decrease by 1.6% and 11.8%, respectively. These results are not necessarily based on the same set of assumptions used to perform our 2003 simulation.

        Market value of equity.    We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as the market value of equity, using a simulation model. This simulation model assesses the changes in the market value of our interest-sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease in market interest rates of 100, 200 and 300 basis points. This analysis assigns significant value to our noninterest-bearing deposit balances. The projections are by their nature forward-looking and therefore inherently uncertain, and include various assumptions regarding cash flows and interest rates. This model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions.

        The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at December 31, 2003. The following table shows the projected change in the market value of equity for the set of rate shocks presented as of December 31, 2003.

Estimated Market Value of Equity
(Dollars in thousands)

Interest Rate Scenario	Estimated Market Value	Percentage Change from Base	Percentage of Total Assets	Ratio of Estimated Market Value to Book Value
Up 300 basis points	$548,231	9.1%	22.6%	162.4%
Up 200 basis points	$538,728	7.2%	22.2%	159.6%
Up 100 basis points	$526,416	4.8%	21.7%	155.9%
BASE	$502,504		20.7%	148.9%
Down 100 basis points	$474,325	(5.6)%	18.4%	140.5%
Down 200 basis points	$445,429	(11.4)%	18.4%	132.0%
Down 300 basis points	$411,799	(18.1)%	17.0%	122.0%

        The results of our market value of equity model indicate that an immediate and sustained increase in interest rates would increase the market value of equity from the base case while a decrease in interest rates would decrease the market value of equity. At December 31, 2003, the market value of equity changes from the base case were within the current Board-approved guidelines.

        As of December 31, 2002, our market value of equity model indicated that an immediate and sustained 200 basis point shift upward in interest rates would cause our market value of equity to decrease by 1.1% while a 200 basis point shift downward in interest rates would cause our market value of equity to increase by 0.5%. These results are not necessarily based on the same set of assumptions used to perform our 2003 simulation.

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

Interest Rate Sensitivity
December 31, 2003
Amounts Maturing or Repricing In

	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	NonSensitive(1)	Total
	(Dollars in thousands)
ASSETS
Cash and due from banks	$21	$290	$—	$—	$101,968	$102,279
Federal funds sold	2,600	—	—	—	—	2,600
Investment securities	15,167	46,688	330,488	39,975	—	432,318
Loans and leases	1,086,093	103,988	371,278	34,478	—	1,595,837
Other assets	—	—	—	—	289,293	289,293

Total assets	$1,103,881	$150,966	$701,766	$74,453	$391,261	$2,422,327

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing demand deposits	$—	$—	$—	$—	$814,365	$814,365
Interest-bearing demand, money market and savings	839,727	—	—	—	—	839,727
Time certificates of deposit	149,264	127,384	13,398	5,531	—	295,577
Short term debt	53,700	—	—	—	—	53,700
Long term debt	51,550	—	—	8,248	—	59,798
Other liabilities	—	—	—	—	21,597	21,597
Shareholders' equity	—	—	—	—	337,563	337,563

Total liabilities and shareholders' equity	$1,094,241	$127,384	$13,398	$13,779	$1,173,525	$2,422,327

Period gap	$9,640	$23,582	$688,368	$60,674	$(782,264)
Cumulative interest earning assets	1,103,881	1,254,847	1,956,613	$2,031,066
Cumulative interest earning liabilities	1,094,241	1,221,625	1,235,023	1,248,802
Cumulative Gap	9,640	33,222	721,590	782,264
Cumulative interest earning assets to cumulative interest bearing liabilities	100.9%	102.7%	158.4%	162.6%
Cumulative gap as a percent of:
Total assets	0.4%	1.4%	29.8%	32.3%
Interest earning assets	0.5%	1.6%	35.5%	38.5%

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

        The preceding table indicates that we had a positive one year cumulative gap of $33.2 million, or 1.4% total assets, at December 31, 2003. This gap position suggests that we are asset-sensitive and if rates were to increase, our net interest margin would most likely increase. Conversely, if rates were to fall during this period, interest income would decline by a greater amount than interest expense and net income would decrease. The ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year at December 31, 2003 is 102.7%. This one year gap position indicates that interest income is likely to be affected to a greater extent than interest expense for any changes in interest rates within one year from December 31, 2003.

        The gap table has inherent limitations and actual results may vary significantly from the results suggested by the gap table. The gap table is unable to incorporate certain balance sheet characteristics or factors. The gap table assumes a static balance sheet, like the net interest income simulation, and, accordingly, looks at the repricing of existing assets and liabilities without consideration of new loans and deposits that reflect a more current interest rate environment. Unlike the net interest income simulation, however, the interest rate risk profile of certain deposit products and floating rate loans that have reached their floors cannot be captured effectively in a gap table. Although the table shows the amount of certain assets and liabilities scheduled to reprice in a given time frame, it does not reflect when or to what extent such repricings actually may occur. For example, interest-bearing demand, money market and savings deposits are shown to reprice in the first 3 months, but we may choose to reprice these deposits more slowly and incorporate only a portion of the movement in market rates based on market conditions at that time. Alternatively, a loan which has reached its floor may not reprice even though market rates change causing such loan to act like a fixed rate loan regardless of its scheduled repricing date. For example, a loan already at its floor would not reprice if the adjusted rate was less than its floor. The gap table as presented is not able to factor in the flexibility we believe we have in repricing either deposits or the floors on our loans.

        We believe the estimated effect of a change in interest rates is better reflected in our net interest income and market value of equity simulations which incorporate many of the factors mentioned.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

The Board of Directors
First Community Bancorp:

        We have audited the accompanying consolidated balance sheets of First Community Bancorp and subsidiaries (the Company) as of December 31, 2003 and 2002 and the related consolidated statements of earnings, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Bancorp and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting (SFAS) No. 123, Accounting for Stock-Based Compensation, in 2003 and SFAS No. 142, Goodwill and Other Intangible Assets, in 2002.

/s/ KPMG LLP

San Diego, California
March 1, 2004

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets at December 31, 2003 and 2002

	2003	2002
	(Dollars in thousands)
Assets
Cash and due from banks (note 17)	$101,968	$97,666
Federal funds sold	2,600	26,700

Total cash and cash equivalents	104,568	124,366
Interest-bearing deposits in financial institutions	311	1,041
Investments:
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	14,662	6,991
Securities available-for-sale, at fair value (notes 4 and 9)	417,656	312,183
Securities held-to-maturity, at amortized cost (note 5)	—	6,684

Total investments	432,318	325,858
Loans, net of fees (notes 6 and 10)	1,595,837	1,424,396
Less allowance for loan losses (note 6)	(25,752)	(24,294)

Net loans	1,570,085	1,400,102
Premises and equipment, net (note 7)	14,004	13,397
Other real estate owned, net (note 6)	—	3,117
Deferred income taxes (note 13)	15,577	15,673
Accrued interest	7,432	6,961
Goodwill (note 3)	199,919	168,573
Core deposit intangible (note 3)	22,037	19,477
Cash surrender value of life insurance	50,287	27,923
Other assets	5,789	10,614

Total assets	$2,422,327	$2,117,102

Liabilities and Shareholders' Equity
Deposits (note 8):
Noninterest-bearing	$814,365	$657,443
Interest-bearing	1,135,304	1,081,178

Total deposits	1,949,669	1,738,621
Interest payable and other liabilities	21,597	21,788
Borrowings (note 9)	53,700	1,223
Subordinated debentures (note 9)	59,798	39,178

Total liabilities	2,084,764	1,800,810

Shareholders' equity (notes 16, 18, 19 and 20):
Preferred stock, no par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, no par value. Authorized 30,000,000 shares; issued and outstanding, 15,893,141 (includes 460,000 shares of restricted stock) and 15,297,037 shares as of December 31, 2003 and 2002, respectively	308,336	291,803
Unearned equity compensation	(13,811)	—
Retained earnings	44,706	23,039
Accumulated other comprehensive income (loss)—net unrealized gains (loss) on securities available-for-sale, net (notes 4 and 15)	(1,668)	1,450

Total shareholders' equity	337,563	316,292

Commitments and contingencies (notes 10 and 12)
Total liabilities and shareholders' equity	$2,422,327	$2,117,102

See accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Earnings for the Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans	$101,879	$74,617	$33,052
Interest on federal funds sold	718	931	3,713
Interest on time deposits in financial institutions	12	55	14
Interest on investment securities	10,272	8,300	6,335

Total interest income	112,881	83,903	43,114

Interest expense:
Deposits (note 8)	9,579	11,463	9,860
Short-term borrowings (note 9)	156	171	429
Subordinated debt (note 9)	2,912	2,522	990

Total interest expense	12,647	14,156	11,279

Net interest income before provision for loan losses	100,234	69,747	31,835
Provision for loan losses (note 6)	300	—	639

Net interest income after provision for loan losses	99,934	69,747	31,196

Noninterest income:
Service charges on deposit accounts	8,994	6,080	2,560
Other commissions and fees	3,991	2,571	1,694
Gain (loss) on sale of loans, net	913	(315)	444
Gain on sale of securities, net (notes 4 and 5)	1,756	1,608	—
Gain on sale of other real estate owned	340	272	—
Gain on sale of merchant card processing	—	934	—
Increase in cash surrender value of life insurance	1,863	755	257
Other	1,599	779	250

Total noninterest income	19,456	12,684	5,205

Noninterest expense:
Salaries and employee benefits	32,407	26,740	12,930
Occupancy	9,411	6,441	3,293
Furniture and equipment	3,257	2,964	1,238
Data processing	4,864	3,707	1,740
Other professional services	2,210	2,862	1,322
Business development	1,010	1,044	665
Communications	2,196	2,197	931
Insurance and assessments	1,507	1,153	826
Cost of OREO	168	514	47
Goodwill amortization (note 3)	—	—	207
CDI amortization (note 3)	2,529	1,269	—
Other	6,080	5,411	2,716

Total noninterest expense	65,639	54,302	25,915

Earnings before income taxes	53,751	28,129	10,486
Income taxes (note 13)	21,696	11,217	4,376

Net earnings	$32,055	$16,912	$6,110

Basic earnings per share (note 14)	$2.08	$1.64	$1.30

Diluted earnings per share (note 14)	$2.02	$1.58	$1.23

See accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity and Comprehensive Income
for the Years ended December 31, 2003, 2002 and 2001

	Common Stock				Accumulated Other Comprehensive Income (loss)
			Unearned Equity Compensation	Retained Earnings			Comprehensive Income
	Shares	Amount				Total
			(Dollars in thousands)
Balance at December 31, 2000	3,971,421	$20,402	$—	$7,432	$(62)	$27,772	$2,407

Net earnings	—	—	—	6,110	—	6,110	$6,110
Exercise of stock options	139,583	1,035	—	—	—	1,035	—
Equity issuance—Professional acquisition	504,747	7,475	—	—	—	7,475	—
Equity issuance—First Charter acquisition	661,609	14,225	—	—	—	14,225	—
Cash dividends paid	—	—	—	(1,690)	—	(1,690)	—
Other comprehensive income, net unrealized gains on securities available-for-sale, net of tax effect of $267,000	—	—	—	—	370	370	370

Balance at December 31, 2001	5,277,360	43,137	—	11,852	308	55,297	$6,480

Net earnings	—	—	—	16,912	—	16,912	$16,912
Exercise of stock options and warrants	127,715	1,345	—	—	—	1,345	—
Rights offering	1,194,805	23,000	—	—	—	23,000	—
Convertible debt	23,989	557	—	—	—	557	—
Registered public offering	3,910,000	89,347	—	—	—	89,347	—
Equity issuance—W.H.E.C., Inc. acquisition	1,043,799	24,523	—	—	—	24,523	—
Equity issuance—Upland Bank acquisition	419,059	12,723	—	—	—	12,723	—
Equity issuance—Marathon Bancorp acquisition	537,770	16,063	—	—	—	16,063	—
Equity issuance—First National Bank acquisition	2,762,540	81,108	—	—	—	81,108	—
Cash dividends paid	—	—	—	(5,725)	—	(5,725)	—
Other comprehensive income, net unrealized gains on securities available-for-sale, net of tax effect of $827,000	—	—	—	—	1,142	1,142	1,142

Balance at December 31, 2002	15,297,037	291,803	—	23,039	1,450	316,292	$18,054

Net earnings	—	—	—	32,055	—	32,055	$32,055
Exercise of stock options	136,104	1,716	—	—	—	1,716	—
Restricted stock issued	460,000	14,817	(14,817)	—	—	—	—
Earned stock award compensation	—	—	1,006	—	—	1,006	—
Cash dividends paid	—	—	—	(10,388)	—	(10,388)	—
Other comprehensive income- net unrealized losses on securities available-for-sale, net of tax benefit of $2.3 million	—	—	—	—	(3,118)	(3,118)	(3,118)

Balance at December 31, 2003	15,893,141	$308,336	$(13,811)	$44,706	$(1,668)	$337,563	$28,937

See accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$32,055	$16,912	$6,110
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,982	6,017	1,952
Provision for loan losses	300	—	639
Gain on sale of OREO	(340)	(272)	—
(Gain) loss on sale of loans	(913)	315	(444)
Gain on sale of securities	(1,756)	(1,608)	—
Real estate valuation adjustments	153	330	—
Gain on sale of premises and equipment	(9)	(21)	(29)
Amortization of unearned compensation related to restricted stock	1,006	—	—
(Increase) decrease in other assets	(9,865)	12,653	(10,216)
Decrease in accrued interest payable and other liabilities	(15,542)	(46,016)	(3,125)
Dividends on FHLB stock	(85)	(83)	(65)

Net cash provided by (used in) operating activities	13,986	(11,773)	(5,178)
Cash flows provided by (used in) investing activities:
Net cash and cash equivalents acquired (paid) in the acquisition of:
Bank of Coronado	372	—	—
Verdugo Banking Company	(1,178)	—	—
Pacific Western Bank	—	1,401	—
WHEC, Inc.	—	24,853	—
Upland Bank	—	(2,970)	—
Marathon Bancorp	—	11,351	—
First National Bank	—	48,900	—
Professional Bancorp	—	—	84,016
First Charter	—	—	32,316
Net decrease (increase) in loans outstanding	32,868	(80,874)	(92,997)
Proceeds from sale of loans	9,124	4,384	7,363
Net decrease in interest-bearing deposits in financial institutions	830	529	3,746
Securities held-to-maturity:
Proceeds from sale	3,452	—	—
Maturities	3,360	2,905	9,877
Securities available-for-sale:
Proceeds from sale	179,916	52,386	—
Maturities	194,550	187,685	47,080
Purchases	(484,603)	(216,669)	(52,002)
Net (purchases) sales of FRB and FHLB stock	(7,161)	1,551	(111)
Proceeds from sale of other real estate owned	3,570	3,339	1,329
Purchases of premises and equipment	(3,576)	(3,413)	(1,469)
Proceeds from sale of premises and equipment	58	893	378

Net cash (used in) provided by investing activities	(68,418)	36,251	39,526
Cash flows from financing activities:
Net increase (decrease) in deposits:
Noninterest-bearing	91,201	70,158	(8,102)
Interest-bearing	(120,992)	(125,928)	13,103
Proceeds from subordinated debentures	20,620	10,310	20,620
Proceeds from sale of common stock	—	112,347	—
Proceeds from exercise of stock options	1,716	1,345	1,035
Net increase (decrease)in short-term borrowings	52,477	(67,208)	(7,266)
Convertible debt payment	—	(114)	—
Cash dividends paid	(10,388)	(5,725)	(1,690)

Net cash provided by (used in) financing activities	34,634	(4,815)	17,700

Net (decrease) increase in cash and cash equivalents	(19,798)	19,663	52,048
Cash and cash equivalents at beginning of year	124,366	104,703	52,655

Cash and cash equivalents at end of year	$104,568	$124,366	$104,703

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$12,684	$13,969	$11,565
Income taxes	13,226	5,970	2,250
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned	—	1,443	2,084
Transfer from loans to loans held-for-sale	8,481	3,996	6,919
Conversion of convertible debt	—	557	17

See accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(1)    Nature of Operations and Summary of Significant Accounting Policies

        We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our banking subsidiaries. As of December 31, 2003, those subsidiaries were First National Bank, which we refer to as First National, and Pacific Western National Bank, or Pacific Western. We refer to Pacific Western and First National herein as the "Banks" and when we say "we", "our" or the "Company", we mean the Company on a consolidated basis with the Banks. When we refer to "First Community" or to the holding company, we are referring to the parent company on a standalone basis.

        We have completed twelve acquisitions since May 2000. This includes the merger whereby the former Rancho Santa Fe National Bank and First Community Bank of the Desert became wholly-owned subsidiaries of the Company in a pooling-of-interests transaction. Accordingly, all of our financial statements for the periods prior to these acquisitions have been restated as if they had occurred at the beginning of the earliest period presented. The following acquisitions have been accounted for using the purchase method of accounting and, accordingly, their operating results have been included in the consolidated financial statements from their respective dates of acquisition. We completed Professional Bancorp and First Charter Bank during 2001, Pacific Western National Bank, W.H.E.C., Inc., Upland Bank, Marathon Bancorp and First National Bank during 2002, and Bank of Coronado and Verdugo Banking Company during 2003. We acquired FC Financial on March 1, 2004 using the purchase method of accounting. Please see Notes 2 and 22 for more information about these acquisitions.

  (a) Basis of Presentation

        The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated.

        The Company previously issued $58 million of trust preferred securities. Pursuant to FASB Interpretation No. 46R ("FIN 46R"), Consolidation of Variable Interest Entities, issued in December 2003, we deconsolidated our trust preferred entities at December 31, 2003 and restated the 2002 balance sheet to reflect such deconsolidation. As a result, our 2003 balance sheet includes $59.8 million of subordinated debt, which was previously included on our balance sheet as $58 million in trust preferred securities after a consolidation elimination of $1.8 million. The overall effect of the deconsolidation on our financial position and operating results was not material.

  (b) Use of Estimates

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowance for loan losses, the carrying values of goodwill, and the core deposit intangible, and the realization of deferred tax assets.

  (c) Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year's presentation.

  (d) Investment Securities and Securities Available-for-Sale

        Management determines the classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold securities until maturity, they are classified as held-to-maturity. Investment securities held-to-maturity are stated at amortized cost. Securities to be held for indefinite periods of time, but not necessarily to be held-to-maturity or on a long-term basis, are classified as available-for-sale and carried at fair value with unrealized gains or losses reported as a separate component of shareholders' equity in accumulated other comprehensive income, net of applicable income taxes. The carrying values of all securities are adjusted for amortization of premiums and accretion of discounts over the shorter of the period to call or maturity of the related security using the interest method. Realized gains or losses on the sale of securities, if any, are determined using the amortized cost of the specific securities sold. If a decline in the fair value of a security below its amortized cost is judged by management to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in operations. Securities available-for-sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, prepayment risk and other related factors. Securities are individually evaluated for appropriate classification, when acquired; consequently, similar types of securities may be classified differently depending on factors existing at the time of purchase.

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

  (f) Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

        Gains or losses resulting from sales of loans are recognized at the date of settlement and are based on the difference between the cash received and the carrying value of the related loans less related transaction costs. A transfer of financial assets in which control is surrendered is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange. Liabilities and derivative financial instruments issued or obtained through the sale of financial assets are measured at fair value, if practicable. Assets or other retained interests received through the sale are measured by allocating the previous carrying value between the asset sold and the asset or retained interest received, if any, based on their relative fair values at the date of the sale.

  (g) Comprehensive Income

        Comprehensive income consists of net earnings and net unrealized gains (losses) on securities available-for-sale, net and is presented in the consolidated statements of shareholders' equity and comprehensive income.

  (h) Allowance for Loan Losses

        An allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio and other extensions of credit, including off-balance sheet credit extensions. The allowance is based upon a continuing review of the portfolio, past loan loss experience, current economic conditions which may affect the borrowers' ability to pay, and the underlying collateral value of the loans. We also consider the credit risk related to off-balance sheet loan commitments and letters of credit and determine the amount of credit loss liability that should be recorded. The liability for off-balance sheet credit exposure associated with loan commitments is included in the allowance for loan losses. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries on loans previously charged off are added to the allowance.

        A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. We measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent, depending on the circumstances. If the measurement of impairment for the loan is less than the recorded investment in the loan, a valuation allowance is established with a corresponding charge to the provision for loan losses.

        Management believes that the allowance for loan losses is adequate. In making its evaluation of the adequacy of the allowance for loan losses, management considers the Company's historical loan loss experience, the volume and type of lending conducted by the Company, the amounts of classified and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values, and other factors regarding the collectibility of loans in the Company's portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to recognize additions to the allowance based on their judgments related to information available to them at the time of their examinations.

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

  (j) Other Real Estate Owned

        Other real estate owned is recorded at the fair value of the property at the time of acquisition. Fair value is based on current appraisals less estimated selling and holding costs. The excess of the recorded loan balance over the estimated fair value of the property at the time of acquisition is charged to the allowance for loan losses. Any subsequent write downs are charged to noninterest expense and recognized as a valuation allowance. Subsequent increases in the fair value of the asset less selling costs reduce the valuation allowance, not below zero, and are credited to income. Operating expenses of such properties and gains and losses on their disposition are included in noninterest income and expense.

  (k) Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of cash, due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

  (l) Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

  (m) Goodwill and Other Intangible Assets

        Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. We adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002, and ceased amortization of goodwill as of that date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over such useful lives to their estimated residual values, and reviewed annually for impairment.

        In connection with SFAS No. 142's transitional goodwill impairment evaluation, we were required to perform an assessment of whether there was an indication that our goodwill was impaired as of the date of adoption and then again at an interim valuation date. To accomplish the impairment analyses, we were required to identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We identified one reporting unit—banking operations. We initially determined the fair value of our reporting unit and compared it to the carrying amount of this reporting unit as of January 1, and June 30, 2002 and did not identify any impairment to our goodwill as of either of these dates. If the carrying amount of a reporting unit exceeded its fair value, we would have been required to perform a second step to the impairment test. We perform our annual impairment analyses of goodwill as of June 30th each year. We last performed our annual test as of June 30, 2003, and concluded that there was no impairment in our goodwill at that time.

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

        Core deposit intangible assets, which we refer to as CDI, are recognized apart from goodwill at the time of acquisition based on market valuations prepared by independent third parties. In preparing such valuations, the third parties consider variables such as deposit servicing costs, attrition rates, and market discount rates. CDI are amortized to expense over their useful lives, which we have estimated to be 10 years. CDI are reviewed for impairment at least annually. If the recoverable amount of CDI is determined to be less than its carrying value, we would then measure the amount of impairment based on an estimate of the CDI's fair value at that time. If the fair value is below the carrying value, the CDI would be reduced to such fair value and a loss recognized by a charge to operations.

  (n) Stock Incentive Plan

        The Company had a stock-based compensation plan as of December 31, 2003 which is described in Note 16. We adopted the fair value method of accounting for stock options effective January 1, 2003, using the prospective method of transition specified in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—and amendment of FASB Statement No. 123. The cost of all stock options granted on or after January 1, 2003 is based on their fair value and is included as a component of salaries and employee benefits costs over the vesting period for such options. For stock options granted prior to January 1, 2003, the Company continues to apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for fixed stock option awards granted prior to January 1, 2003 with an exercise price equal to or greater than the fair market value of the underlying stock on the date of grant.

        Had we determined compensation expense for our stock-based compensation plan consistent with SFAS No. 123, Accounting for Stock-Based Compensation, our net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the table below.

	For the Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands, except per share amounts)
Net earnings, as reported	$32,055	$16,912	$6,110
Add: Stock-based compensation expense included in net income, net of related tax effects	583	—	—
Deduct: All stock-based compensation expense calculated using the fair value based method for all awards, net of related taxes	(1,194)	(478)	(409)

Pro forma net earnings	$31,444	$16,434	$5,701

Earnings per share:
Basic—as reported	$2.08	$1.64	$1.30
Basic—pro forma	$2.04	$1.60	$1.21
Diluted—as reported	$2.02	$1.58	$1.23
Diluted—pro forma	$1.98	$1.54	$1.15

  (o) Business Segments

        We have determined that we have one reportable business segment, banking.

  (p) Earnings Per Share

        Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding (excluding unvested restricted stock) during the year. Diluted earnings per share is calculated by adjusting net earnings and average outstanding shares, assuming conversion of all potentially dilutive common stock equivalents, which include stock options, warrants, restricted shares and convertible subordinated debentures, using the treasury stock method.

  (q) Recently Issued Accounting Standards

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

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have a material effect on our consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on our consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 15, 2002; adoption did not have a material effect on our consolidated financial statements.

        In December 2003, the FASB modified and reissued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R). The original Interpretation 46 issued in January 2003 was adopted by us in the first quarter of 2003 and had no effect on our financial position or operating results. FIN 46R requires the deconsolidation of trust preferred entities, and we adopted this pronouncement on December 31, 2003. As a result of adoption, we deconsolidated our trust preferred entities at December 31, 2003 and 2002. See Note 1(a) above for further information. Based on our current operations and structure, FIN 46R is not expected to have any further effect on our financial position and operating results.

        Statement of Position (SOP) 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer, was issued in December 2003, and will be effective for us prospectively on January 1, 2005. This SOP will affect loans purchased and loans acquired in business combinations. It will no longer be acceptable to carry forward the allowance for loan losses established by the acquired company. At the time of acquisition, the initial carrying value of the acquired loans is to be the present value of expected amounts of principal and interest to be received, i.e., fair value. This initial carrying amount would be net of an accretable yield and a nonaccretable difference. The accretable yield would not be displayed separately in the financial statements and is to be taken into interest income over the life of the loans by the interest method. The nonaccretable difference would function as an allowance for loan losses but would not be displayed as such on the balance sheet. Losses on acquired loans that arise subsequent to their acquisition date would be provided for through charges to current earnings. These accounting treatments may be applied to groups of loans acquired in the same fiscal quarter if such loans share common risk characteristics. Otherwise, these accounting treatments are to be applied to loans acquired on an individual basis. We expect that adoption of this accounting pronouncement will affect the comparability of financial statements as discounts, premiums, and acquired allowances for loan losses on loans acquired either through direct purchase or merger after December 31, 2004, will no longer be displayed separately.

(2)    Acquisitions

        We completed the following acquisitions during the time period of January 1, 2001 to December 31, 2003, using the purchase method of accounting, and accordingly, their operating results have been included in the consolidated financial statements from their respective dates of acquisition:

			Pacific Western National Bank			Marathon Bancorp			Verdugo Banking Company
	Professional Bancorp	First Charter		WHEC	Upland Bank		First National Bank	Bank of Coronado
Acquisition Date Acquired
	January 2001	October 2001	January 2002	March 2002	August 2002	August 2002	September 2002	January 2003	August 2003
	(Dollars in thousands)
Assets Acquired:
Cash & cash equivalents	$92,871	$32,316	$38,026	$24,853	$3,812	$18,056	$123,409	$11,974	$33,075
Interest-bearing deposits in other banks	325	3,061	—	450	594	—	336	100	—
Investment securities	61,022	25,769	20,644	24,393	1,750	25,721	151,015	2,699	—
Loans	98,713	61,841	193,042	92,526	101,956	61,611	384,627	63,891	147,471
Premises and equipment	673	290	3,042	1,185	214	176	3,918	261	82
Goodwill	4,358	7,370	19,275	13,803	10,039	11,100	106,431	7,250	22,080
Core deposit intangible	—	—	3,646	4,182	994	2,243	9,681	714	4,376
Other assets	7,754	3,943	3,922	4,320	4,006	7,141	24,185	1,601	4,467

	265,716	134,590	281,597	165,712	123,365	126,048	803,602	88,490	211,551

Liabilities Assumed:
Non-interest bearing deposits	(134,792)	(34,883)	(42,662)	(47,030)	(28,377)	(36,312)	(157,288)	(17,079)	(48,642)
Interest bearing deposits	(109,691)	(75,862)	(196,204)	(87,768)	(65,598)	(60,941)	(395,044)	(56,007)	(119,111)
Accrued interest payable and other liabilities	(4,224)	(9,620)	(6,106)	(6,391)	(9,885)	(6,027)	(95,653)	(3,802)	(9,545)
Convertible debt	(679)	—	—	—	—	—	—	—	—

Total liabilities assumed	(249,386)	(120,365)	(244,972)	(141,189)	(103,860)	(103,280)	(647,985)	(76,888)	(177,298)

Total consideration paid	$16,330	$14,225	$36,625	$24,523	$19,505	$22,768	$155,617	$11,602	$34,253

Total consideration paid:
Cash paid for common stock	8,855	—	36,625	—	6,782	6,705	74,509	11,602	34,253
Fair value of common stock issued for common stock	7,475	14,225	—	24,523	12,723	16,063	81,108	—	—

Total consideration paid	$16,330	$14,225	$36,625	$24,523	$19,505	$22,768	$155,617	$11,602	$34,253

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

  Pacific Western Acquisition

        On January 31, 2002, we acquired Pacific Western National Bank. References to Pacific Western National Bank refer to the bank acquired on January 31, 2002. The shareholders and option holders of Pacific Western National Bank were paid approximately $36.6 million in cash. Upon completion of the acquisition, Pacific Western National Bank and First Community Bank of the Desert were merged with First Professional. The resulting bank was renamed Pacific Western National Bank and is headquartered in Santa Monica, California. When we refer to Pacific Western, we are referring to the surviving bank formed through the merger of Pacific Western National Bank, First Community Bank of the Desert and First Professional.

  W.H.E.C., Inc. Acquisition

        On March 7, 2002, we acquired W.H.E.C., Inc., which we refer to as WHEC, and its wholly-owned subsidiary, Capital Bank of North County, which we refer to as Capital Bank. We issued 1,043,799 shares of our common stock in exchange for all of the outstanding common shares and options of WHEC and an aggregate purchase price of $24.5 million. At the time of the merger, Capital Bank, was merged into Rancho Santa Fe National Bank, with the surviving bank retaining the name Rancho Santa Fe National Bank.

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

  Bank of Coronado Acquisition

        On January 9, 2003, we acquired Bank of Coronado. We paid $11.6 million in cash in exchange for all of the outstanding common shares and options of Bank of Coronado. At the time of the merger, Bank of Coronado was merged into First National.

  Verdugo Banking Company Acquisition

        On August 22, 2003, we acquired Verdugo Banking Company. We paid approximately $34.3 million in cash for all outstanding shares of common stock and options. At the time of the merger, Verdugo Banking Company was merged into Pacific Western.

  Merger-related charges

        All of the acquisitions consummated after December 31, 2000 were completed using the purchase method of accounting. Accordingly, we recorded the estimated merger-related charges associated with each acquisition as a liability at closing when allocating the related purchase price.

        For each acquisition we developed an integration plan for the consolidated Company which addressed, among other things, requirements for staffing, systems platforms, branch locations and other facilities. The established plans are evaluated regularly during the integration process and modified as required. Merger and integration expenses are summarized in the following primary categories: (i) severance and employee-related charges; (ii) system conversion and integration costs, including contract termination charges; (iii) asset write-downs, lease termination costs for abandoned space and other facilities-related costs; and (iv) other charges. Other charges include investment banking fees, legal fees, other professional fees relating to due diligence activities and shareholder expenses associated with preparation of securities filings, as appropriate. These costs were included in the allocation of the purchase price at the acquisition date based on our formal integration plans.

        The following table presents the activity in the merger-related liability account for 2002 and 2003:

	Severance and Employee- related	System Conversion and Integration	Asset Write- downs, Lease Terminations and Other Facilities-related	Other	Total
	(Dollars in thousands)
Balance at December 31, 2001	$400	$50	$17	$34	$501
Additions related to 2002 acquisitions	10,170	2,700	3,192	15,443	31,505
Adjustments related to 2001 acquisitions	69	—	518	222	809
Noncash write-downs and other	—	(59)	(1,755)	(263)	(2,077)
Cash outlays	(6,225)	(2,238)	(853)	(13,850)	(23,166)

Balance at December 31, 2002	4,414	453	1,119	1,586	7,572
Additions related to 2003 acquisitions	1,993	1,127	1,727	3,324	8,171
Adjustments related to 2002 acquisitions	1,545	277	1,600	—	3,422
Reversals to goodwill	(700)	—	—	—	(700)
Noncash write-downs and other	—	(316)	(155)	(6)	(477)
Cash outlays	(6,074)	(1,110)	(579)	(4,288)	(12,051)

Balance at December 31, 2003	$1,178	$431	$3,712	$616	$5,937

        As of December 31, 2003, the integration of our 2002 and 2003 acquisitions, including First National, and our most recent acquisition of Verdugo, was substantially complete; no additional merger-related charges are expected going forward related to our completed acquisitions, with the exception of an evaluation of the abandoned space associated with the First National Bank and Verdugo mergers. Severance costs will continue to be paid in accordance with severance pay plans and employment termination contracts. Additions to the merger-related liability will be made in 2004 in connection with the FC Financial and Harbor National acquisitions. See also Note 22.

Pro Forma Information for Purchase Acquisitions

        The following table presents our unaudited pro forma condensed results of operations for the years ended December 31, 2003 and 2002 as if each of the 2003 acquisitions had been effective at the beginning of each of the periods presented and the 2002 acquisitions had been effective at the beginning of the 2002 period. The unaudited pro forma results include (1) the historical accounts of the Company and of the acquired businesses and (2) pro forma adjustments, as may be required, including the amortization of intangibles with definite lives, net of applicable taxes. The unaudited combined pro forma condensed results of operations is intended for informational purposes only and is not necessarily indicative of our future operating results or operating results that would have occurred had these acquisitions been in effect for all the periods presented.

Unaudited Combined Pro Forma Condensed Results of Operations

	For the Years Ended December 31,
	2003	2002
	(Dollars in thousands, except per share data)
Interest income	$119,177	$135,567
Interest expense	14,407	28,209

Net interest income	104,770	107,358
Provision for loan losses	780	3,260

Net interest income after provision for loan losses	103,990	104,098
Noninterest income	19,841	23,522
Noninterest expense	69,592	91,617

Earnings before income taxes	54,239	36,003
Income taxes	22,092	14,041

Net earnings from continuing operations	$32,147	$21,962

Net earnings per share:
Basic	$2.09	$1.45

Diluted	$2.03	$1.41

Weighted average shares outstanding:
Basic	15,382.1	15,196.2
Diluted	15,868.4	15,586.0

        As with our other acquisitions, the Bank of Coronado and Verdugo Banking Company acquisitions were accomplished to expand our community banking base in geographic areas that are complementary to our existing locations, loan portfolio composition, and deposit structure. These two acquisitions resulted in $34.4 million in intangible assets, composed of $29.3 million in goodwill not subject to amortization and $5.1 million in core deposit intangibles that are being amortized over 10 years. All of the goodwill has been assigned to our one reportable segment, banking. None of the goodwill is deductible for income tax purposes.

(3)    Goodwill and Other Intangible Assets

        Goodwill and intangible assets arise from purchase business combinations. Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are tested for impairment no less than annually. We performed the initial and interim impairment tests of goodwill, which resulted in no impact on our results of operations and financial position.

        Intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment annually. We determined the value of the core deposit intangible assets related to the acquisitions of Pacific Western National Bank, W.H.E.C., Inc., Upland Bank, Marathon Bancorp, First National Bank, Bank of Coronado and Verdugo Banking Company by using an independent third party that specializes in valuation work. We recorded the value of the core deposit intangible assets separate from goodwill and we are amortizing them over their estimated useful lives of 10 years. The amortization expense represents the estimated decline in the value of the underlying deposits acquired. We recorded an expense of approximately $2.5 million for 2003 and estimate the expense related to the core deposit intangible assets will range from $2.5 million to $2.7 million per year for the next five years.

        The following is a reconciliation of net earnings to net earnings, excluding goodwill amortization, as well as a reconciliation of basic and diluted per share information on the same basis for the three year period ended December 31, 2003. Goodwill amortization for 2001 relates to an acquisition consummated in January 2001. Such amortization ceased upon adoption of SFAS No. 142, Goodwill and Other Intangible Assets, described in Note 1(m).

	For the Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands, except per share data)
Net earnings	$32,055	$16,912	$6,110
Add back: goodwill amortization	—	—	207

Net earnings, excluding goodwill amortization	$32,055	$16,912	$6,317

Basic earnings per share:
Net earnings	$2.08	$1.64	$1.30
Goodwill amortization	—	—	0.04

Net earnings, excluding goodwill amortization	$2.08	$1.64	$1.34

Diluted earnings per share:
Net earnings	$2.02	$1.58	$1.23
Goodwill amortization	—	—	0.04

Net earnings, excluding goodwill amortization	$2.02	$1.58	$1.27

        The changes in the carrying amount of goodwill and core deposit intangible for the years ended December 31, 2003 and 2002 are as follows:

	2003		2002
	Goodwill	Core Deposit Intangible	Goodwill	Core Deposit Intangible
		(Dollars in thousands)
Balance as of January 1,	$168,573	$19,477	$9,793	$—
Acquisitions	29,330	5,089	158,632	20,746
Core deposit intangible amortization	—	(2,529)	—	(1,269)
Increase related to liabilities for severance, contractual obligations and vacant premises	2,016	—	148	—

Balance as of December 31,	$199,919	$22,037	$168,573	$19,477

(4)    Securities Available-for-Sale

        The amortized cost, gross unrealized gains and losses, and fair value of securities available-for-sale as of December 31, 2003 and 2002 are as follows:

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(Dollars in thousands)
U.S. Treasury and government agency securities	$52,611	$168	$109	$52,670
Municipal securities	13,266	309	34	13,541
Mortgage-backed and other securities	354,654	1,049	4,258	351,445

Total	$420,531	$1,526	$4,401	$417,656

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(Dollars in thousands)
U.S. Treasury and government agency securities	$187,696	$564	$14	$188,246
Municipal securities	17,752	268	75	17,945
Mortgage-backed securities	104,233	1,810	51	105,992

Total	$309,681	$2,642	$140	$312,183

        The maturity distribution based on amortized cost and fair value as of December 31, 2003, by contractual maturity, is shown below. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity Distribution as of December 31, 2003
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$2,684	$2,715
Due after one year through five years	94,365	94,576
Due after five years through ten years	31,026	31,569
Due after ten years	292,456	288,796

Total	$420,531	$417,656

        Proceeds from the sale of securities totaled $179.9 million for 2003 and $52.4 million for 2002. There were no sales of securities during 2001. Gross gains on the sale of securities totaled $1.6 million and gross losses on the sale of securities totaled $14,000 in 2003. Gross gains on the sale of securities totaled $1.7 million and gross losses on the sale of securities totaled $69,000 in 2002.

        As of December 31, 2003 and 2002, securities available-for-sale with a fair value of $396.7 million and $32.6 million were pledged as security for borrowings, public deposits and other purposes as required by various statutes and agreements.

        The following table presents the fair value and the unrealized loss on securities that were temporarily impaired as of December 31, 2003.

	Impairment Period
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Treasury and government agency securities	$4,891	$(109)	$—	$—	$4,891	$(109)
Municipal securities	2,582	(17)	2,063	(17)	4,645	(34)
Mortgage-backed securities	264,991	(4,258)	—	—	264,991	(4,258)

Total temporarily impaired securities	$272,464	$(4,384)	$2,063	$(17)	$274,527	$(4,401)

        The temporary impairment is a result of the change in market interest rates and is not a result of the underlying issuers' ability to repay. Accordingly, we have not recognized the temporary impairment in our consolidated results of operations.

(5)    Investment Securities Held-to-Maturity

        The Company had no held-to-maturity investment securities as of December 31, 2003. The amortized cost, gross unrealized gains and losses and fair value of investment securities held-to-maturity as of December 31, 2002 are as follows:

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(Dollars in thousands)
U.S. Treasury and government agency securities	$2,253	$13	—	$2,266
Municipal securities	344	36	—	380
Mortgage-backed securities	4,087	210	—	4,297

Total	$6,684	$259	—	$6,943

        During 2003, we sold securities with a carrying value of $3.3 million, as we continued to restructure our securities portfolio to shift out of fixed-rate mortgage-backed securities and into adjustable-rate mortgage-backed securities. Proceeds from the sale of our entire held-to-maturity investment securities portfolio totaled $3.5 million for 2003. Gross gains on the sale of securities totaled $164,000 and gross losses on the sale of securities totaled $7,000 in 2003. There were no securities held-to-maturity sold during 2002 and 2001.

        As of December 31, 2002, investment securities held-to-maturity with an amortized cost $2.0 million were pledged as security for borrowings, public deposits and other purposes as required by various statutes and agreements.

(6)    Loans and Related Allowance for Loan Losses and Other Real Estate Owned

        As of December 31, 2003 and 2002, loans consisted of the following:

	2003	2002
	(Dollars in thousands)
Commercial	$456,869	$404,606
Real estate, construction	347,321	354,296
Real estate, mortgage	727,265	594,253
Consumer	31,404	37,716
Investment in leveraged and direct leases	—	484
SBA, portion held for investment	37,747	37,973

Gross loans and leases	1,600,606	1,429,328
Less:
Deferred loan fees, net	(4,769)	(4,932)
Allowance for loan losses	(25,752)	(24,294)

Total loans and leases	$1,570,085	$1,400,102

        The Company grants commercial, real estate and consumer loans to customers in the regions the Banks serve in Southern California, and to a lesser extent foreign credits related to Mexico. We acquired foreign loans through the First National Bank acquisition and continue to originate both foreign commercial and foreign real estate loans as part of our ongoing services. Our foreign loans are primarily to individuals and entities located in Mexico. All of our foreign loans are denominated in U.S. dollars and the majority are collateralized by assets located in the United States or guaranteed or insured by businesses located in the United States. As of December 31, 2003 and 2002, foreign loan balances totaled $82.7 million and $78.5 million, respectively. Although the Company has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the strength of the real estate market and the economy in general in the Banks' primary service areas. Should the real estate market experience an overall decline in property values or should other events occur, including, but not limited to, adverse economic conditions (which may or may not affect real property values), the ability of borrowers to make timely scheduled principal and interest payments on the Company's loans may be adversely affected, and in turn may result in increased delinquencies and foreclosures. In the event of foreclosures under such conditions, the value of the property acquired may be less than the appraised value when the loan was originated and may, in some instances, result in insufficient proceeds upon disposition to recover the Company's investment in the foreclosed property.

        Nonaccrual loans totaling $7.4 million, $10.2 million and $4.7 million were outstanding as of December 31, 2003, 2002 and 2001, respectively. There were no loans that were past due 90 days or more and still accruing interest as of December 31, 2003, 2002 and 2001. Interest income of $385,000, $640,000 and $596,000 would have been recorded for the years ended December 31, 2003, 2002 and 2001, respectively, if nonaccrual loans had been performing in accordance with their original terms. Interest income of $214,000, $273,000 and $110,000 was recorded on loans subsequently transferred to a nonaccrual status for the years ended December 31, 2003, 2002 and 2001, respectively.

        A summary of the activity in the allowance for loan losses is as follows:

	For the Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Balance, beginning of year	$24,294	$11,209	$3,930
Provision for loan losses	300	—	639
Loans charged off	(4,476)	(4,789)	(7,521)
Recoveries on loans previously charged off	3,005	3,197	1,203

Loans charged off, net of recoveries	(1,471)	(1,592)	(6,318)

Additions due to acquisitions	2,629	14,677	12,958

Balance, end of year	$25,752	$24,294	$11,209

        The credit risk associated with unfunded commitments and letters of credit are included as a component of our allowance for loan losses and amounted to $3.1 million at December 31, 2003.

        The Company measures its impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan's effective interest rate if the loan is not collateral-dependent. As of December 31, 2003 and 2002, all impaired loans were collateral-dependent. The Company recognizes income from impaired loans on an accrual basis unless the loan is on nonaccrual status. Income from loans on nonaccrual status is recognized to the extent cash is received and the loan's principal balance is deemed collectible. The following table presents a breakdown of impaired loans and any impairment allowance related to impaired loans as of December 31, 2003 and 2002:

	2003		2002
	Recorded investment	Impairment Allowance	Recorded investment	Impairment Allowance
	(Dollars in thousands)
Loans with impairment allowance—other collateral	$4,901	$2,138	$6,184	$2,814
Loans with impairment allowance—real estate	230	129	1,420	213
Loans without impairment allowance—other collateral	2,280	—	2,612	—

Total impaired loans	$7,411	$2,267	$10,216	$3,027

        Based on the Company's evaluation process to determine the level of the allowance for loan losses mentioned previously and the fact that a majority of the Company's nonperforming loans are secured, management believes the allowance level to be adequate as of December 31, 2003 to absorb the estimated known and inherent risks identified through its analysis. For the years ended December 31, 2003, 2002 and 2001, no interest income was recorded on impaired loans, and the average balance of impaired loans was $9.9 million, $7.5 million and $8.4 million, respectively.

        The following is the activity in the valuation allowance for other real estate owned:

	For the Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Balance, beginning of year	$690	$360	$510
Additions from acquisitions	—	—	272
Adjustments to the market value of real estate owned	—	330	88
Reductions related to sales of real estate owned	690	—	510

Balance, end of year	$—	$690	$360

(7)    Premises and Equipment

        Premises and equipment as of December 31, 2003 and 2002 are as follows:

	For the Years Ended December 31,
	2003	2002
	(Dollars in thousands)
Land	$870	$870
Buildings	2,973	2,619
Furniture, fixtures and equipment	8,122	7,237
Leasehold improvements	6,331	5,137
Vehicles	247	389

Premises and equipment	18,543	16,252
Less accumulated depreciation and amortization	4,539	2,855

Premises and equipment, net	$14,004	$13,397

        Depreciation and amortization expense for the years ended December 31, 2003, 2002 and 2001 was $3.3 million, $2.6 million and $1.3 million, respectively. Our leasehold improvements are amortized over their estimated useful lives, or the life of the lease, whichever is shorter. Our furniture, fixtures and equipment are depreciated over their estimated useful lives ranging from 3 years to 10 years. Land is not depreciated and buildings are depreciated over 30 years.

(8)    Deposits

        Interest-bearing deposits as of December 31, 2003 and 2002 are comprised of the following:

	For the Years Ended December 31,
	2003	2002
	(Dollars in thousands)
Interest checking deposits	$181,223	$148,221
Money market deposits	585,628	547,941
Savings deposits	72,876	71,713
Time deposits under $100,000	110,720	127,591
Time deposits of $100,000 or more	184,857	185,712

Total	$1,135,304	$1,081,178

        The following summarizes the maturity of time deposits as of December 31, 2003 (in thousands):

2004	$276,648
2005	10,121
2006	3,277
2007	4,847
2008	563
Thereafter	121

Total	$295,577

        Interest expense on deposits for the years ended December 31, 2003, 2002 and 2001 is comprised of the following:

	For the Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Interest checking deposits	$206	$282	$485
Money market deposits	3,607	4,586	4,386
Savings deposits	348	319	431
Time deposits under $100,000	2,126	2,593	1,811
Time deposits of $100,000 or more	3,292	3,683	2,747

Interest expense on deposits	$9,579	$11,463	$9,860

(9)    Borrowings and Subordinated Debentures

Borrowings

        We and our Banks have various lines of credit available. We also borrow funds from time to time on a short term or overnight basis from the Federal Home Loan Bank or other financial institutions.

        Federal Funds Arrangements with Commercial Banks.    As of December 31, 2003, 2002 and 2001, we had unsecured lines of credit with correspondent banks in the amounts of $100 million, $42.0 million and $23.0 million. These lines are renewable annually. As of December 31, 2003, 2002 and 2001, there were no balances outstanding and the average balances outstanding were $19,000, $153,000 and $11,000 for 2003, 2002 and 2001. The highest balance at any month-end was zero in 2003, 2002 and 2001. The average rate paid was 1.74%, 2.04% and 1.70% during 2003, 2002 and 2001.

        Federal Home Loan Bank Lines of Credit.    As of December 31, 2003, 2002 and 2001, we had Federal Home Loan Bank collateralized borrowing limits of approximately $321.6 million, $64.1 million and $9.9 million, of which $46.7 million was outstanding at December 31, 2003 and none of which was outstanding as of December 31, 2002 and 2001. The borrowing arrangements with the Federal Home Loan Bank are collateralized by the majority of our securities available-for sale, which are safekept with the Federal Home Loan Bank, and to a lesser extent by certain qualifying mortgages. The average balances outstanding were $1.4 million in 2003, $2.0 million in 2002 and none in 2001. The average rate paid was 1.28% in 2003, 3.99% in 2002 and none in 2001. The highest balance at any month-end during 2003 was $46.7 million, $10.0 million in 2002 and none in 2001. The availability of the lines of credit, as well as adjustments in deposit programs, provide for liquidity in the event that the level of our deposits should fall abnormally low. We used our Federal Home Loan Bank lines of credit in 2003 and 2002 for short term liquidity to manage normal monthly fluctuations in our deposit base.

        Borrowing Arrangements at the Federal Reserve Discount Window.    As of December 31, 2001, we had a Fed discount limit of approximately $4.0 million, none of which was outstanding as of December 31, 2001. We did not use this line in 2002 and closed it during 2002.

        Treasury, Tax and Loan.    At the beginning of 2003 and in previous years, we were a participant in the Treasury, Tax and Loan Note program, which we refer to as the Note program. We exited the Note program during 2003. The Note program provided a borrowing line with a limit at the Federal Reserve Bank. Note balances fluctuate based on the amounts deposited by customers and the amounts called for payment by the Federal Reserve Bank. As of December 31, 2003, 2002 and 2001, the balance outstanding under the Note program was $0, $1.2 million and $431,000. The average balances under the Note program were $203,000 in 2003, $827,000 in 2002 and $719,000 in 2001. The highest balance at any month-end was $1.7 million in 2003, $1.5 million in 2002 and $1.4 million in 2001. The average rate paid was 1.05%, 1.37% and 3.78% in 2003, 2002 and 2001.

        Revolving Lines of Credit.    In August 2003, we executed an amended and restated Revolving Credit Agreement with The Northern Trust Company for $12.5 million and a Revolving Credit Agreement with U.S. Bank, N.A. for $17.5 million. All of the shares of common stock of First National have been pledged as collateral against these revolving credit lines. The credit agreements contain covenants that impose certain restrictions on our activities and financial condition. Such covenants include minimum net worth ratios, maximum debt ratios, a minimum return on average assets, and minimum and maximum credit quality ratios. As of December 31, 2003, we, and where applicable, the Banks, were in compliance with all covenants covering both agreements. The highest balance at any month-end during 2003, 2002 and 2001 was $24.0 million, $6.0 million and $7.7 million. The average outstanding amount during 2003, 2002 and 2001 was $3.8 million, $863,000 and $5.4 million. As of December 31, 2003, 2002 and 2001, the interest rates were 2.50%, 3.50% and 4.00%. We pay a quarterly fee of 25 basis points on the unused amounts. The amount outstanding at December 31, 2003, was $7.0 million. At December 31, 2002 and 2001, there were no amounts outstanding under these lines of credit.

Subordinated Debentures

        The Company had an aggregate of $59.8 million and $39.2 million of subordinated debentures outstanding at December 31, 2003 and 2002. The subordinated debentures were issued in six separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued trust preferred securities. These trust preferred securities are presently considered Tier 1 capital for regulatory purposes. With the exception of Trust I, the subordinated debentures are callable at par, only by the issuer, five years from the date of issuance, subject to certain exceptions. We are permitted to call the debentures in the first five years if the prepayment election relates to one of the following three events: (i) a change in the tax treatment of the debentures stemming from a change in the IRS laws; (ii) a change in the regulatory treatment of the underlying trust preferred securities as Tier 1 capital; and (iii) a requirement to register the underlying trust as a registered investment company. However, redemption in the first five years will be subject to a prepayment penalty. Trust I may not be called for 10 years from the date of issuance unless one of the three events described above has occurred and then a prepayment penalty applies. In addition, there is a prepayment penalty if this debenture is called 10 to 20 years from the date of its issuance and it may be called at par after 20 years. The proceeds of the subordinated debentures were used primarily to fund several of our acquisitions.

        The following table summarizes the terms of each subordinated debenture issuance.

Series	Date issued	Amount	Maturity Term	Fixed or Variable Rate	Rate Adjuster	Current Rate	Next Reset Date
			(Dollars in thousands)
Trust I	9/7/2000	$8,248	9/7/2030	Fixed	N/A	10.60%	N/A
Trust II	12/18/2001	10,310	12/18/2031	Variable	3-month LIBOR + 3.60%	4.77%	3/18/2004
Trust III	11/28/2001	10,310	12/8/2031	Variable	6-month LIBOR + 3.75	4.98%	6/8/2004
Trust IV	6/26/2002	10,310	6/26/2032	Variable	3-month LIBOR + 3.55	4.72%	3/26/2004
Trust V	8/15/2003	10,310	9/17/2033	Variable	3-month LIBOR + 3.10	4.27%	3/17/2004
Trust VI	9/3/2003	10,310	9/15/2033	Variable	3-month LIBOR + 3.05	4.22%	3/15/2004

Total		$59,798

(10)    Commitments and Contingencies

        The Banks are party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in those particular classes of financial instruments.

        Commitments to extend credit amounting to $570.0 million and $540.8 million were outstanding as of December 31, 2003 and 2002, respectively. Of the $570.0 million, approximately $21.0 million were fixed rate commitments and $549.0 were variable rate commitments. Additionally, $5.3 million of the $570.0 million is related to foreign loan commitments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

        Standby letters of credit and financial guarantees amounting to $31.4 million and $21.8 million were outstanding as of December 31, 2003 and 2002, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees will expire within one year. The Company generally requires collateral or other security to support financial instruments with credit risk.

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

  (c) Investment Securities and Securities Available-for-Sale

        Fair values are based on quoted market prices available as of the balance sheet date. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. Fair values of Federal Home Loan Bank Stock and Federal Reserve Bank stock are based on current redemption prices which are equal to the carrying amount.

  (d) Loans

        Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type and further segmented into fixed and adjustable rate interest terms and by credit risk categories. The fair value estimates do not take into consideration the value of the loan portfolio in the event the loans have to be sold outside the parameters of normal operating activities.

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

  (e) Deposits

        The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings and checking accounts, is equal to the amount payable on demand as of the balance sheet date. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. No value has been separately assigned to the Company's long-term relationships with its deposit customers, such as core deposit intangible.

  (f) Borrowings

        The carrying amount is assumed to be the fair value because rates paid are the same as rates currently offered for borrowings with similar remaining maturities and characteristics.

  (g) Subordinated Debentures

        The fair value of the subordinated debentures is based on the discounted value of contractual cash flows for fixed rate securities. The discount rate is estimated using the rates currently offered for similar securities of similar maturity. The fair value of subordinated debentures with variable rates is deemed to be the carrying value.

  (h) Commitments to Extend Credit and Standby Letters of Credit

        The majority of our commitments to extend credit carry current market interest rates if converted to loans. Because these commitments are generally unassignable by either the borrower or us, they only have value to the borrower and us. The estimated fair value approximates the recorded deferred fee amounts and is excluded from the following table because it is not material.

  (i) Limitations

        Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of December 31, 2003 and 2002, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

        The fair values of the Company's financial instruments as of December 31, 2003 and 2002 are as follows:

	2003		2002
	Carrying or Contract Amount	Fair Value Estimates	Carrying or Contract Amount	Fair Value Estimates
		(Dollars in thousands)
Financial Assets:
Cash and due from banks	$101,968	$101,968	$97,666	$97,666
Federal funds sold	2,600	2,600	26,700	26,700
Investment in Federal Reserve Bank and Federal Home Loan Bank Stock	14,662	14,662	6,991	6,991
Interest-bearing deposits in financial institutions	311	311	1,041	1,040
Securities available-for-sale	417,656	417,656	312,183	312,183
Securities held-to-maturity	—	—	6,684	6,943
Loans, net	1,570,085	1,569,399	1,400,102	1,400,006
Financial Liabilities:
Deposits	1,949,669	1,951,117	1,738,621	1,740,273
Borrowings	53,700	53,700	1,223	1,223
Subordinated debentures	59,798	60,894	39,178	40,526

(12)    Lease Commitments

        As of December 31, 2003, aggregate minimum rental commitments for certain real property under noncancellable operating leases having initial or remaining terms of more than one year are as follows (in thousands):

2004	$6,527
2005	6,188
2006	5,685
2007	5,083
2008	4,148
Thereafter	8,481

Total	$36,112

        Total gross rental expense for the years ended December 31, 2003, 2002 and 2001 was $6.5 million, $4.3 million and $2.1 million, respectively. Most of the leases provide that the Company pay maintenance, insurance and certain other operating expenses applicable to the leased premises in addition to the monthly minimum payments. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rental income for the years ended December 31, 2003, 2002 and 2001 was approximately $306,000, $137,000 and $4,000, respectively.

(13)    Income Taxes

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, 2003 and 2002 are as follows:

	2003	2002
	(Dollars in thousands)
Deferred tax assets:
Lease income	$989	$1,003
Loan loss allowance, due to differences in computation of bad debts	9,449	8,011
Other real estate and investment in property held-for-sale	—	477
Interest on nonaccrual loans	150	966
Deferred loan fees and costs	320	320
Deferred compensation	1,985	1,995
Net operating losses	5,253	7,602
Accrued liabilities	3,706	4,552
Unrealized loss on securities available-for-sale	1,207	—
State tax benefit	1,392	312
Foreign tax credits	111	389
Other	401	474

Total gross deferred tax assets	24,963	26,101
Valuation allowance	(5,170)	(5,170)

Total deferred tax assets, net	19,793	20,931
Deferred tax liabilities:
Core deposit intangible premium	3,538	2,690
Premises and equipment, principally due to differences in depreciation	589	592
Unrealized gain on securities available-for-sale	—	1,048
Stock dividends	89	728
Other	—	200

Total gross deferred tax liabilities	4,216	5,258

Total net deferred taxes	$15,577	$15,673

        Based upon our tax paying history and estimates of taxable income over the years in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The valuation allowance applies to net operating loss carryforwards of acquired entities. As and when such net operating loss carryforwards are utilized, the related valuation allowance will be credited to goodwill.

        For the years ended December 31, 2003, 2002 and 2001, the components of income taxes consist of the following:

	For the Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Current income taxes:
Federal	$12,698	$1,319	$1,882
State	4,858	954	573

	17,556	2,273	2,455

Deferred income taxes:
Federal	3,243	7,434	1,312
State	897	1,510	609

	4,140	8,944	1,921

	$21,696	$11,217	$4,376

        The following table is a reconciliation of total income taxes to the amount of taxes computed by applying the applicable statutory federal income tax rate of (35% for 2003 and 2002, and 34% for 2001) to earnings before income taxes for the years ended December 31, 2003, 2002 and 2001:

	For the Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Computed expected income taxes	$18,813	$9,845	$3,565
State tax, net of federal tax benefit	3,741	1,601	780
Rate change	—	(67)	—
Merger related costs	—	—	(358)
BOLI income	(784)	(307)	(106)
Other, net	(74)	145	495

Recorded income taxes	$21,696	$11,217	$4,376

        As of December 31, 2003 and 2002, taxes receivable totaled $276,000 and $4.5 million.

        The Company has available at December 31, 2003 approximately $22.9 million of unused federal net operating loss carryforwards that may be applied against future taxable income through 2022. The Company has available at December 31, 2003 approximately $13.2 million of unused state net operating loss carryforwards that may be applied against future taxable income through 2007. The applications of the net operating loss and other carryforwards are subject to annual IRC Section 382 limitations.

(14)    Net Earnings Per Share

        The following is a summary of the calculation of basic and diluted net earnings per share for the years ended December 31, 2003, 2002 and 2001.

	For the Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands, except per share data)
Net earnings used for basic net income per share	$32,055	$16,912	$6,110
Convertible debt interest expense, net of tax	—	13	—

Adjusted net earnings used for diluted net earnings per share	$32,055	$16,925	$6,110

Weighted average shares outstanding used for basic net earnings per share	15,382	10,302	4,696
Effect of dilutive stock options, warrants and restricted stock	486	390	233
Effect of convertible debt	—	—	29

Diluted weighted average shares outstanding	15,868	10,692	4,958

Basic net earnings per share	$2.08	$1.64	$1.30

Diluted net earnings per share	$2.02	$1.58	$1.23

        Diluted earnings per share does not include all potentially dilutive shares that may result from outstanding stock options, warrants and restricted stock awards which may eventually vest. For the years ended December 31, 2003, 2002 and 2001, the number of stock options, warrants and restricted shares which are outstanding but not included in the calculation of diluted net earnings per share were 1,029,023, 877,379 and 239,160.

(15)    Comprehensive Income

	For the Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Net earnings	$32,055	$16,912	$6,110
Other comprehensive income, net of related income taxes:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(2,479)	1,271	370
Less reclassifications of realized gains included in income	639	129	—

	(3,118)	1,142	370

Comprehensive income	$28,937	$18,054	$6,480

(16)    Benefit Plans

  Stock-Based Compensation

        The Company has an employee incentive compensation plan, the Company's 2003 Stock Incentive Plan (the "Incentive Plan"), pursuant to which the Company's Board of Directors may grant stock-based compensation awards to officers, directors, key employees and consultants under the terms described in the Incentive Plan. The Incentive Plan, which was approved and adopted at the Company's 2003 Annual Meeting of Shareholders, amended and restated the Company's 2000 Stock Incentive Plan. The allowable stock-based compensation awards include stock options (within the meaning of Section 422 of the Internal Revenue code), nonqualified stock options, restricted stock awards, performance stock awards and stock appreciation rights. The Incentive Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 2,500,000 shares of authorized but unissued Company common stock, subject to adjustments provided by the Incentive Plan. As of December 31, 2003, there were 570,773 shares available for grant under the Incentive Plan.

        Stock Options.    Under the Incentive Plan, the exercise price of an option shall not be less than the market price of a share of Company common stock on the date of grant and the maximum term of any option is ten years measured from the date of grant. Options generally vest over a period of 3 to 4 years as determined at the date of grant and under the Incentive Plan must become fully exercisable in installments of at least 20% per year.

        The fair value of all option grants are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for all fixed option grants in 2003, 2002 and 2001:

	2003	2002	2001
Expected dividend yield	2.00%	2.37%	2.01%
Risk-free interest rate	2.90%	2.90%	4.85%
Volatility	33%	33%	26%
Expected lives	2.5 years	2.5 years	2.5 years
Estimated fair value	$6.11	$5.12	$3.37

        A summary of the status of our stock options as of December 31, 2003, 2002 and 2001 and the changes during the years then ended is presented in the table below.

	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,267,217	$17.86	780,011	$12.89	648,576	$11.27
Granted	1,000	29.97	648,558	21.92	292,079	16.52
Exercised	(136,104)	12.61	(105,186)	12.77	(139,583)	7.25
Cancelled	(71,756)	24.65	(56,166)	17.94	(5,061)	25.04
Forfeited	(5,003)	14.46	—	—	(16,000)	11.37

Outstanding at year-end	1,055,354	$18.10	1,267,217	$17.86	780,011	$12.89

Options exercisable at year-end	726,822	$15.23	619,945	$12.17	396,694	$11.49
Weighted-average fair value of options granted during the year		$6.11		$5.12		$3.37

        The following table summarizes information about stock options outstanding at December 31, 2003.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2003	Weighted- Average Remaining Contractual life (years)	Weighted- Average Exercise Price	Number Exercisable at December 31, 2003	Weighted- Average Exercise Price
$4.00 to $10.00	220,405	3.67	$8.52	219,153	$8.52
$10.01 to $20.00	471,982	2.80	$15.89	390,340	$15.52
$20.01 to $30.66	362,967	4.09	$26.80	117,329	$26.79

$4.00 to $30.66	1,055,354	3.43	$18.10	726,822	$15.23

        Stock Warrants.    As a result of the First Professional acquisition in 2001, the Company assumed 79,511 warrants with an exercise price of $22.01; these warrants were all exercised during 2002.

        Restricted Stock.    The Incentive Plan provides that employees may be granted restricted shares of Company common stock which are subject to forfeiture until the restrictions lapse or terminate. During 2003, the Compensation Committee of the Company's Board of Directors awarded 205,000 shares of restricted common stock with a corresponding market value of $6,645,000. The awarded shares of restricted common stock will vest over a service period of three to four years. The portion of the market value of the restricted stock related to current service was recognized as compensation expense in 2003 and that portion of the market value relating to future service (unearned equity compensation) will be amortized over the remaining vesting period. The compensation expense for 2003 was $513,000. All 205,000 shares of restricted common stock awarded during 2003 were outstanding at December 31, 2003.

        Performance Stock.    The Incentive Plan provides that employees may be granted shares of performance common stock which are subject to forfeiture until the restrictions lapse or terminate. During 2003, the Compensation Committee of the Company's Board of Directors awarded 255,000 of performance common stock with a corresponding market value of $8,172,000. The granted shares of performance common stock will vest in full, or in part, on the date the Compensation Committee, as Administrator of the Incentive Plan, determines that the Company achieved certain financial targets determined by the Compensation Committee. The granted shares of performance common stock expire seven years from the date of grant. The unearned equity compensation is being amortized to compensation expense over the estimated vesting period using the straight-line method. The vesting of the performance stock awards and recognition of compensation expense may occur over a shorter period if related financial targets are achieved earlier than anticipated. Compensation expense for performance stock awards for 2003 was $493,000. All 255,000 shares of performance common stock awarded during 2003 were outstanding at December 31, 2003.

        Prior to vesting of the restricted or performance common stock, each grant recipient is entitled to dividends and voting rights with respect to the shares of granted stock, subject to termination of such rights under the terms of the Incentive Plan. The grants of restricted and performance stock were made in the latter half of 2003 and replace the practice of granting stock options.

Directors Deferred Compensation Plan

        The Company has a deferred compensation plan, known as the DDCP, in which the Company's directors and executive officers may participate. The DDCP is administered by an administrative committee, which consists of certain non-director executive officers of the Company.

        The DDCP allows all directors of the Company, including executive officers who are directors of the Company or its subsidiaries, to defer payment of all or a portion of their directors' fees, in the case of outside directors, or base salary, bonus or other compensation, including restricted and performance stock awards, in the case of employee directors, for the next succeeding calendar year. Participation in the DDCP is voluntary and participants may change their elections annually.

        Participants may elect to have their contributions used to purchase Company common stock. The DDCP held 55,199 shares of Company common stock at December 31, 2003.

401(K) Plans

        The Banks have separate 401(k) plans, which include several 401(k) plans that were in place at banks acquired by the Company. We are currently working towards consolidating all of the plans into one 401(k) plan for all employees of the Company. The Company accrued to expense employer-related 401(k) contributions in the amount of $263,000, $309,000 and $57,000 for the years ended December 31, 2003, 2002, and 2001.

(17)    Restricted Cash Balances

        The Company is required to maintain reserve balances with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand. The average reserves required to be held at the Federal Reserve Bank for the years ended December 31, 2003 and 2002 were zero and $5.0 million.

(18)    Dividend Availability

        Holders of Company common stock are entitled to receive dividends declared by the Board of Directors out of funds legally available under state law governing the Company and certain federal laws and regulations governing the banking and financial services business. In addition, the Banks are subject to certain restrictions under certain federal laws and regulations governing banks which limit their ability to transfer funds to the Company through intercompany loans, advances or cash dividends.

        During 2003, 2002 and 2001, the Company paid $10.4 million, $5.7 million and $1.7 million, respectively, in dividends.

        Our ability to pay dividends is also limited by certain covenants contained in the indentures governing trust preferred securities that we have issued, and the debentures underlying the trust preferred securities. The indentures provide, if an Event of Default (as defined in the indentures) has occurred and is continuing, or if we are in default with respect to any obligations under our guarantee agreement which covers payments of the obligations on the trust preferred securities, or if we give notice of any intention to defer payments of interest on the debentures underlying the trust preferred securities, then we may not, among other restrictions, declare or pay any dividends (other than a dividend payable by the Banks to the holding company) with respect to our common stock. In addition, our ability to pay dividends is limited by the terms of the revolving lines of credit such that we may not declare or pay any dividend other than dividends payable on the company's common stock or in the ordinary course of business exceeding 50% of net earnings per fiscal quarter of the company before intangibles amortization and any restructuring charges incurred in connection with any merger, consolidation or other restructuring contemplated by transactions similar to a merger.

(19)    Regulatory Matters

        First Community, as a bank holding company, is subject to regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital

(as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Company and the Banks have met all capital adequacy requirements to which they are subject.

        As of December 31, 2003, the most recent notification from the regulatory agencies categorized the Company and each of the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company and the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's or any of the Banks' categories.

        Actual capital amounts and ratios for the Company and each of the Banks as of December 31, 2003 and 2002 are presented in the following table:

Capital Requirements

			Adequately Capitalized
					Well capitalized
	Actual Amount
		Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003
Total Capital (to Risk-Weighted Assets):
Consolidated Company	$208,010	11.08%	$150,188	8.00%	$187,735	10.00%
Pacific Western Bank	114,525	10.95	83,671	8.00	104,589	10.00
First National Bank	96,488	11.68	66,088	8.00	82,610	10.00
Tier I Capital (to Risk-Weighted Assets):
Consolidated Company	184,520	9.83	75,084	4.00	112,627	6.00
Pacific Western Bank	102,354	9.79	41,820	4.00	62,730	6.00
First National Bank	86,121	10.42	33,060	4.00	49,590	6.00
Tier I Capital (to Average Assets):
Consolidated Company	184,520	8.23	89,682	4.00	112,102	5.00
Pacific Western Bank	102,354	8.23	49,747	4.00	62,183	5.00
First National Bank	86,121	8.63	39,917	4.00	49,896	5.00
As of December 31, 2002
Total Capital (to Risk-Weighted Assets):
Consolidated Company	$192,870	12.14%	$127,097	8.00%	$158,871	10.00%
Pacific Western Bank	93,587	11.46	65,331	8.00	81,664	10.00
First National Bank	84,921	11.06	61,426	8.00	76,782	10.00
Tier I Capital (to Risk-Weighted Assets):
Consolidated Company	172,960	10.89	63,530	4.00	95,295	6.00
Pacific Western Bank	83,363	10.21	32,659	4.00	48,989	6.00
First National Bank	75,284	9.81	30,697	4.00	46,045	6.00
Tier I Capital (to Average Assets):
Consolidated Company	172,960	8.63	80,167	4.00	100,209	5.00
Pacific Western Bank	83,363	8.19	40,715	4.00	50,893	5.00
First National Bank	75,284	8.28	36,369	4.00	45,461	5.00

        The Company previously issued $58 million of trust preferred securities. As further explained in Note 1(a), we deconsolidated our trust preferred entities at December 31, 2003. As a result, our 2003 balance sheet includes $59.8 million of subordinated debt, which was previously included on our balance sheet as $58 million in trust preferred securities after a consolidation elimination of $1.8 million.

        Trust preferred securities are considered regulatory capital for purposes of determining the Company's Tier I capital ratios. The Company believes that the Board of Governors of the Federal Reserve System, which is the holding Company's banking regulator, may rule on continued inclusion of trust preferred securities in regulatory capital following the issuance of FIN 46R. At this time, it is not possible to estimate the effect, if any, on the Company's Tier I regulatory capital as a result of any future action taken by the Board of Governors of the Federal Reserve System.

        First National has received a draft informal memorandum of understanding from the OCC with respect to First National's compliance with Bank Secrecy Act/Anti-Money Laundering ("BSA/AML") regulations pursuant to the Patriot Act. Management expects that the final informal memorandum will require us to evaluate and strengthen our BSA/AML program and processes. Based on discussions with the OCC, management believes the informal memorandum is limited in scope to addressing BSA/AML issues and that it will have no material impact on our operating results or financial condition and that, unless we fail to adequately address the concerns of the OCC, the informal memorandum will not constrain our business. Management has committed to resolving the issues addressed in the informal memorandum as promptly as possible.

(20)    Condensed Financial Information of Parent Company

        The parent company only condensed balance sheets as of December 31, 2003 and 2002 and the related condensed statements of earnings and condensed statements of cash flows for each of the years in the three-year period ended December 31, 2003 are presented below.

	At December 31,
	2003	2002
	(Dollars in thousands)
Condensed Balance Sheets
Assets:
Cash and due from banks	$2,479	$14,959
Investments in subsidiaries	399,518	339,978
Other assets	4,308	5,628

Total assets	$406,305	$360,565

Liabilities:
Short-term borrowings	$7,000	$—
Subordinated debentures	59,798	39,178
Other liabilities	1,944	5,095

Total liabilities	68,742	44,273

Shareholders' equity	337,563	316,292

Total liabilities and shareholders' equity	$406,305	$360,565

	For the Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Condensed Statements of Earnings
Interest income	$9	$16	$43
Other income	98	67	28
Dividend income from subsidiaries	24,000	9,500	2,000

Total income	24,107	9,583	2,071

Interest expense	3,047	2,599	1,341
Other expense	7,911	7,301	2,988

Total expense	10,958	9,900	4,329

Earnings before income taxes and equity in undistributed earnings of subsidiaries	13,149	(317)	(2,258)
Income tax benefit	(4,557)	(4,243)	(1,787)

Earnings (loss) before equity in undistributed earnings of subsidiaries	17,706	3,926	(471)
Equity in undistributed income of subsidiaries	14,349	12,986	6,581

Net earnings	$32,055	$16,912	$6,110

	For the Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Condensed Statements of Cash Flows
Net income	$32,055	$16,912	$6,110
Change in other assets	1,325	(2,378)	(1,743)
Change in other liabilities	(2,145)	4,008	717
Undistributed earnings of subsidiaries	(14,349)	(12,986)	(6,581)

Cash flows provided by operating activities	16,886	5,556	1,497

Increase in investment in subsidiaries	(48,309)	(119,175)	(11,180)
Other investing activities	(5)	(2,536)	—

Cash flows used in investing activities	(48,314)	(121,711)	(11,180)

Proceeds from exercise of common stock options and warrants	1,716	1,345	1,035
Dividends paid	(10,388)	(5,725)	(1,690)
Issuance of subordinated debentures	20,620	10,310	20,620
Increase in borrowed funds	7,000	—	—
Proceeds from issuance of common stock	—	112,347	—
Other financing activities	—	(114)	—

Cash flows provided by financing activities	18,948	118,163	19,965

Net (decrease) increase in cash	(12,480)	2,008	7,288
Cash, beginning of the period	14,959	12,951	5,663

Cash, end of the period	$2,479	$14,959	$12,951

Supplemental disclosure of noncash investing and financing activities:
Conversion of convertible debt	—	$557	$—
Conversion of investment shares	—	—	425
Loans from subsidiary	—	—	350
Debt obtained in acquisition	—	—	671
Common stock issued for acquisitions	—	134,417	21,700

(21)    Related Party Transactions

        Castle Creek Financial, LLC, which we refer to as Castle Creek, serves as the exclusive financial advisor for the Company pursuant to an engagement letter dated May 14, 2003 between Castle Creek and the Company. Castle Creek is an affiliate of Castle Creek Capital, LLC. During 2003, the Company paid Castle Creek $1.3 million for financial advice relating to the 2003 acquisitions. Castle Creek is also entitled to reimbursement of expenses and a quarterly retainer. These amounts totaled $59,000 in 2003. During 2002, pursuant to a previous engagement letter, the Company paid Castle Creek, $4.2 million and Belle Plaine Partners, Inc., the predecessor entity to Castle Creek Financial $932,000 for financial advice relating to the 2002 acquisitions. Belle Plaine Partners, Inc. and Castle Creek were also entitled to reimbursement of expenses and a quarterly retainer. These amounts totaled $70,000 in 2002. Belle Plaine Partners, Inc. was paid a fee of $458,000 in 2001 for financial advice provided to the Company relating to the First Charter acquisition. Belle Plaine Partners, Inc. provided financial advice, but was not paid a fee for the Professional acquisition.

(22)    Subsequent Events

        On December 1, 2003, we announced the signing of a definitive agreement to acquire all of the outstanding capital stock and options of Harbor National for $35.5 million in cash or, depending on the number of stock options outstanding at closing, approximately $13.28 per share after all outstanding stock options are cashed-out. Harbor National, which is located in Newport Beach, California, had $182.6 million in assets at December 31, 2003. This transaction, which is subject to regulatory approvals and the approval of Harbor National's shareholders, is expected to close early in the second quarter of 2004.

        We acquired First Community Financial Corporation, or FC Financial, a commercial finance company based in Phoenix, Arizona on March 1, 2004. We paid $40.0 million in cash for all of the outstanding common stock and options of FC Financial. As of March 1, 2004, FC Financial had approximately $80 million in assets and approximately $61.0 million in debt, which it used to finance its lending activity. FC Financial is an asset-based lender and factoring company with 40 employees and lending production offices in Phoenix, Arizona, Los Angeles and Orange, California, and Houston and Dallas, Texas.

        An unaudited summary of our allocation of the respective purchase prices follows. The allocation is preliminary and will change as further information is obtained.

	Harbor National	FC Financial
	(Dollars in thousands)
Cash and cash equivalents	$47,821	$5,998
Securities	13,314	—
Net loans	118,784	72,959
Premises and equipment	1,373	155
Other assets	1,335	1,262
Intangible assets	21,625	22,301
Deposits	(166,169)	—
Notes payable	—	(60,740)
Other liabilities	(2,583)	(1,935)

Total purchase price	$35,500	$40,000

        We issued $61.9 million of subordinated debentures on February 5, 2004. The proceeds from this issuance were used to help fund the FC Financial acquisition and will be used in part to fund the Harbor National acquisition.

(23)    Quarterly Results of Operations (Unaudited)

	For the Quarters Ended
	Mar 31, 2003	Jun 30, 2003	Sep 30, 2003	Dec 31, 2003
	(Dollars in thousands, except per share data)
Interest income	$27,998	$27,619	$27,990	$29,274
Interest expense	3,557	3,182	2,944	2,964

Net interest income	24,441	24,437	25,046	26,310
Provision for loan losses	120	180	—	—

Net interest income after provision for loan losses	24,321	24,257	25,046	26,310
Other income	4,076	6,104	4,897	4,379
Other expenses	16,200	15,869	17,020	16,550

Earnings before income taxes	12,197	14,492	12,923	14,139
Income taxes	4,964	5,849	5,182	5,701

Net earnings	$7,233	$8,643	$7,741	$8,438

Net earnings per share:
Basic	$0.47	$0.56	$0.50	$0.55

Diluted	$0.46	$0.55	$0.49	$0.53

Dividends per common share declared and paid	$0.15	$0.15	$0.1875	$0.1875

Common stock price range:
High	$32.29	$31.75	$34.45	$37.13
Low	$28.05	$28.86	$30.13	$34.55

	For the Quarters Ended
	Mar 31, 2002	Jun 30, 2002	Sep 30, 2002	Dec 31, 2002
	(Dollars in thousands, except per share data)
Interest income	$13,944	$17,720	$22,367	$29,872
Interest expense	3,001	3,157	3,641	4,357

Net interest income	10,943	14,563	18,726	25,515
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	10,943	14,563	18,726	25,515
Other income	1,984	3,018	2,553	5,129
Other expenses	9,291	11,190	13,763	20,058

Earnings before income taxes	3,636	6,391	7,516	10,586
Income taxes	1,474	2,531	3,034	4,178

Net earnings	$2,162	$3,860	$4,482	$6,408

Net earnings per share:
Basic	$0.33	$0.51	$0.38	$0.42

Diluted	$0.32	$0.49	$0.37	$0.41

Dividends per common share declared and paid	$0.09	$0.15	$0.15	$0.15

Common stock price range:
High	$26.30	$28.96	$31.50	$34.00
Low	$19.25	$23.21	$23.74	$28.02

        Comparison of quarterly results may not be meaningful due to acquisitions. See Note 2 for further information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

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

        There has been no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter ending December 31, 2003 that has materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by this Item regarding the Company's directors and executive officers, including information with respect to beneficial ownership reporting compliance, will appear in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on May 26, 2004. We are incorporating herein by reference the information contained in that section. Information relating to the registrant's Code of Business Conduct and Ethics that applies to its employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10-K under "Item 1. Business—Available Information."

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on May 26, 2004. We are incorporating herein by reference the information contained in that section.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on May 26, 2004. We are incorporating herein by reference the information contained in that section.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on May 26, 2004. We are incorporating herein by reference the information contained in that section.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our Annual Meeting of Stockholders to be held on May 26, 2004. We are incorporating herein by reference the information contained in that section.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)   1.    Financial Statements

        The consolidated financial statements of First Community Bancorp and its subsidiaries and independent auditors' report are included in Part II (Item 8) of this Form 10-K.

          2.     Financial Statement Schedules

        All financial statement schedules have been omitted, as inapplicable.

          3.     Exhibits

        The following documents are included or incorporated by reference in this Annual Report on Form 10-K:

3.1	Articles of Incorporation of First Community Bancorp, as amended to date (Exhibit 3.1 to Form 10-Q filed on November 14, 2002 and incorporated herein by this reference).
3.2	Bylaws of First Community Bancorp, as amended to date (Exhibit 4.2 to Form S-3 filed on June 11, 2002 and incorporated herein by this reference).
4.1	Indenture between State Street Bank and Trust Company of Connecticut, National Association and First Community Bancorp dated as of September 7, 2000 (Exhibit 10.6 of Form 10Q filed on November 13, 2000 and incorporated herein by this reference).
4.2	Indenture between First Community Bancorp as Issuer and Wilmington Trust Company as Trustee Dated as of November 28, 2001 (Exhibit 10.2 to Form 10-Q filed on May 15, 2002 and incorporated herein by this reference).
4.3	Indenture between State Street Bank and Trust Company of Connecticut, National Association, as Trustee and First Community Bancorp, as Issuer dated as of December 18, 2001 (Exhibit 10.5 to Form 10-Q filed on May 15, 2002 and incorporated herein by this reference).
4.4	Indenture between State Street Bank and Trust Company of Connecticut, National Association, as Trustee, and First Community Bancorp, as Issuer, dated as of June 26, 2002 (Exhibit 10.2 to Form 10-Q filed on August 14, 2002 and incorporated herein by this reference).
4.5	Indenture between First Community Bancorp, as Issuer, and U.S. Bank, N.A., as Trustee, dated as of August 15, 2003 (Exhibit 4.5 to Form 10-Q filed on November 7, 2003 and incorporated herein by this reference).
4.6	Indenture between First Community Bancorp, as Issuer, and The Bank of New York, as Trustee, dated as of September 3, 2003 (Exhibit 4.6 to Form 10-Q filed on November 7, 2003 and incorporated herein by this reference).
4.7	Indenture between First Community Bancorp, as Issuer and JPMorgan Chase Bank, as Trustee, dated as of February 5, 2004.
10.1*	First Community Bancorp 2003 Stock Incentive Plan (Exhibit 10.1 to Form 10-Q filed on August 10, 2003 and incorporated herein by this reference).
10.2*	Amended and Restated Directors' Deferred Compensation Plan, dated as of August 29, 2003 .
10.3	Amended and Restated Directors Deferred Compensation Plan Trust, dated as of December 8, 2003.
10.4	Amended and Restated Revolving Credit Agreement, dated August 15, 2003, by and between First Community Bancorp and the Northern Trust Company (Exhibit 10.3 to Form 10-Q filed on November 7, 2003 and incorporated herein by this reference).

10.5	Revolving Credit Agreement, dated as of August 15, 2003, by and between First Community Bancorp and U.S. Bank, N.A.. (Exhibit 10.4 to Form 10-Q filed on November 7, 2003 and incorporated herein by this reference).
10.6	Amended and Restated Pledge Agreement, dated as of August 15, 2003, between First Community Bancorp and The Northern Trust Company (Exhibit 10.5 to Form 10-Q filed on November 7, 2003 and incorporated herein by this reference).
10.7	Amended and Restated Declaration of Trust of First Community/CA Statutory Trust I, dated September 7, 2000, By and Among State Street Bank and Trust Company of Connecticut, National Association as Institutional Trustee, First Community Bancorp, as Sponsor and Mark Christian and Arnold C. Hahn, as Administrators (Exhibit 10.5 of Form 10Q filed on November 13, 2000 and incorporated herein by this reference).
10.8	Guarantee Agreement By and Between First Community Bancorp and State Street Bank and Trust Company of Connecticut, National Association Dated as of September 7, 2000 (Exhibit 10.4 of Form 10Q filed on November 13, 2000 and incorporated herein by this reference).
10.9	Amended and Restated Declaration of Trust of First Community/CA Statutory Trust III, dated November 28, 2001 (Exhibit 10.1 to Form 10-Q filed on May 15, 2002 and incorporated herein by this reference).
10.10	Guarantee Agreement By and Between First Community Bancorp and Wilmington Trust Company Dated as of November 28, 2001 (Exhibit 10 to Form 10-Q filed on May 15, 2002 and incorporated herein by this reference).
10.11	Amended and Restated Declaration of Trust of First Community/CA Statutory Trust II By and Among State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee, First Community Bancorp, as Sponsor, and Matthew P. Wagner, Robert Borgman and Mark Christian, as Administrators, dated December 18, 2001 (Exhibit 10.4 to Form 10-Q filed on May 15, 2002 and incorporated herein by this reference).
10.12	Guarantee Agreement By and Between First Community Bancorp and State Street Bank and Trust Company of Connecticut, National Association Dated as of December 18, 2001 (Exhibit 10.3 to Form 10-Q filed on May 15, 2002 and incorporated herein by this reference).
10.13	Amended and Restated Declaration of Trust of First Community/CA Statutory Trust IV, dated June 26, 2002, By and Among State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee, First Community Bancorp, as Sponsor, and Matthew P. Wagner, Lynn M. Hopkins and Robert Borgman, as Administrators (Exhibit 10.1 to Form 10-Q filed on August 14, 2002 and incorporated herein by this reference).
10.14	Guarantee Agreement By and Between First Community Bancorp and State Street Bank and Trust Company of Connecticut, National Association Dated as of June 26, 2002 (Exhibit 10 to Form 10-Q filed on August 14, 2002 and incorporated herein by this reference).
10.15	Amended and Restated Declaration of Trust of First Community/CA Statutory Trust V by and among U.S. Bank, N.A. as Institutional Trustee, First Community Bancorp, as Sponsor and Matthew P. Wagner, Lynn M. Hopkins and Jared M. Wolff, as Administrators dated as of August 15, 2003 (Exhibit 10.6 to Form 10-Q filed on November 7, 2003 and incorporated herein by this reference).
10.16	Guarantee Agreement by and between First Community Bancorp and U.S. Bank, N.A. dated as of August 15, 2003 (Exhibit 10.18 to Form 10-Q filed on November 7, 2003 and incorporated herein by this reference).

10.17	Amended and Restated Trust Agreement of First Community/CA Statutory Trust VI among First Community Bancorp as Depositor, The Bank of New York as Property Trustee, The Bank of New York (Delaware) as the Delaware Trustee, and the Administrative Trustees named therein, dated as of September 3, 2003 (Exhibit 10.7 to Form 10-Q filed on November 7, 2003 and incorporated herein by this reference).
10.18	Guarantee Agreement between First Community Bancorp and The Bank of New York, dated as of September 3, 2003 (Exhibit 10.19 to Form 10-Q filed on November 7, 2003 and incorporated herein by this reference).
10.19	Amended and Restated Trust Agreement of First Community/CA Statutory Trust VII among First Community Bancorp as Sponsor, Chase Manhattan Bank USA, N.A. as Delaware Trustee, JPMorgan Chase Bank, as Institutional Trustee, and the Administrators named therein, dated as of February 5, 2004.
10.20	Guarantee Agreement between First Community Bancorp and JPMorgan Chase Bank, dated as of February 5, 2004.
10.21	Services Agreement, dated as of May 14, 2003, between First Community Bancorp and Castle Creek Financial LLC.
10.22*	Change in Control Severance Agreement, as amended, applicable to the executive officers of First Community Bancorp and certain senior officers of the First Community Bancorp and its subsidiaries.
10.23*	Executive Incentive Bonus Plan, as amended.
10.24*	Indemnification Agreement, as amended, applicable to the directors and executive officers of First Community Bancorp.
11.1	Statement re: Computation of Per Share Earnings (See Note 14 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K).
12.1	Statement re: Computation of Ratios (See "Item 6. Selected Financial Data" of this Annual Report on Form 10-K).
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
24.1	Powers of Attorney (included on signature page).
31.1	Section 302 Certifications.
32.1	Section 906 Certifications.

*
Management contract or compensatory plan or arrangement.

        (b)   Reports on Form 8-K

        On October 23, 2003, the Company filed a Current Report on Form 8-K including the press release, dated October 22, 2003, announcing results of operations and financial condition for the quarter and nine months ended September 30, 2003.

        On November 20, 2003, the Company filed a Current Report on Form 8-K including the press release, dated November 19, 2003, announcing the appointment of Robert G. Dyck as the Company's Executive Vice President and Chief Credit Officer.

        On December 2, 2003, the Company filed a Current Report on Form 8-K including the press release, dated December 1, 2003, announcing the Company's signing of a definitive agreement and plan of merger to acquire Harbor National Bank.

        On December 4, 2003, the Company filed a Current Report on Form 8-K including (i) a presentation made by Matthew P. Wagner at the Friedman Billings Ramsey 10th Annual Investor Conference in New York, NY on December 3, 2003 and (ii) the text of an interview conducted with Mr. Wagner on October 30, 2003 that was made available to those attending the conference.

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

FIRST COMMUNITY BANCORP
Dated: March 10, 2004	By:	/s/ MATTHEW P. WAGNER Matthew P. Wagner (President and Chief Executive Officer)

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John M. Eggemeyer, Matthew P. Wagner, Timothy B. Matz, Victor R. Santoro and Jared M. Wolff, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Date
/s/ JOHN M. EGGEMEYER John M. Eggemeyer	Chairman of the Board of Directors	March 10, 2004
/s/ MATTHEW P. WAGNER Matthew P. Wagner	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2004
/s/ VICTOR R. SANTORO Victor R. Santoro	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2004
/s/ STEPHEN M. DUNN Stephen M. Dunn	Director	March 10, 2004
/s/ BARRY C. FITZPATRICK Barry C. Fitzpatrick	Director	March 10, 2004
/s/ CHARLES H. GREEN Charles H. Green	Director	March 10, 2004
/s/ SUSAN E. LESTER Susan E. Lester	Director	March 10, 2004

/s/ TIMOTHY B. MATZ Timothy B. Matz	Director	March 10, 2004
/s/ DANIEL B. PLATT Daniel B. Platt	Director	March 10, 2004
/s/ ROBERT A. STINE Robert A. Stine	Director	March 10, 2004
/s/ DAVID S. WILLIAMS David S. Williams	Director	March 10, 2004

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
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Independent Auditors' Report
FIRST COMMUNITY BANCORP AND SUBSIDIARIES Consolidated Balance Sheets at December 31, 2003 and 2002
FIRST COMMUNITY BANCORP AND SUBSIDIARIES Consolidated Statements of Earnings for the Years ended December 31, 2003, 2002 and 2001
FIRST COMMUNITY BANCORP AND SUBSIDIARIES Consolidated Statements of Shareholders' Equity and Comprehensive Income for the Years ended December 31, 2003, 2002 and 2001
FIRST COMMUNITY BANCORP AND SUBSIDIARIES Consolidated Statements of Cash Flows for the Years ended December 31, 2003, 2002 and 2001
FIRST COMMUNITY BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2003 and 2002
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES