Form 10-Q
period 2004-03-31
FIRST COMMUNITY BANCORP /CA/
filed 2004-05-06
CIK 1102112

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission File Number: 00-30747

FIRST COMMUNITY BANCORP
(Exact name of registrant as specified in its charter)

CALIFORNIA	33-0885320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
6110 El Tordo, P.O. Box 2388, Rancho Santa Fe, California	92067
(Address of principal executive offices)	(Zip Code)

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

        As of May 4, 2004 there were 15,459,737 shares of the registrant's common stock outstanding, excluding 522,000 shares of restricted stock.

PART I—FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements (Unaudited)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(In thousands, except share data)
Assets:
Cash and due from banks	$98,049	$101,968
Federal funds sold	8,700	2,600

Total cash and cash equivalents	106,749	104,568
Interest-bearing deposits in financial institutions	359	311
Investments:
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	15,182	14,662
Securities available-for-sale (amortized cost of $318,046 at March 31, 2004 and $420,531 at December 31, 2003)	318,642	417,656

Total investments	333,824	432,318
Loans, net of fees	1,715,605	1,595,837
Less: allowance for loan losses	(28,058)	(25,752)

Net loans	1,687,547	1,570,085
Premises and equipment, net	13,995	14,004
Deferred income taxes	14,519	15,577
Accrued interest receivable	8,111	7,432
Goodwill	223,138	199,919
Core deposit and customer relationship intangible assets	23,559	22,037
Cash surrender value of life insurance	50,827	50,287
Other assets	12,881	5,789

Total Assets	$2,475,509	$2,422,327

Liabilities and Shareholders' Equity:
Liabilities:
Noninterest-bearing deposits	$844,667	$814,365
Interest-bearing deposits	1,126,127	1,135,304

Total deposits	1,970,794	1,949,669
Accrued interest payable and other liabilities	27,076	21,597
Short-term borrowings	10,800	53,700
Subordinated debentures	121,654	59,798

Total Liabilities	2,130,324	2,084,764
Shareholders' Equity:
Preferred stock; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value; authorized 30,000,000 shares; issued and outstanding 15,928,081 and 15,893,141 at March 31, 2004 and December 31, 2003 (includes 469,000 and 460,000 shares of restricted stock, respectively)	309,020	308,336
Retained earnings	49,308	44,706
Unearned equity compensation	(13,488)	(13,811)
Accumulated other comprehensive income:
Unrealized gains (losses) on securities available-for-sale, net	345	(1,668)

Total Shareholders' Equity	345,185	337,563

Total Liabilities and Shareholders' Equity	$2,475,509	$2,422,327

Book value per share	$21.67	$21.24

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share data)
Interest income:
Interest and fees on loans	$26,225	$25,611
Interest on interest-bearing deposits in financial institutions	2	3
Interest on investment securities	3,121	2,317
Interest on federal funds sold	74	67

Total interest income	29,422	27,998

Interest expense:
Interest expense on deposits	1,771	2,881
Interest expense on short-term borrowings	68	22
Interest expense on subordinated debentures	1,249	654

Total interest expense	3,088	3,557

Net interest income	26,334	24,441
Provision for loan losses	—	120

Net interest income after provision for loan losses	26,334	24,321

Noninterest income:
Service charges and fees on deposit accounts	2,299	2,134
Other commissions and fees	859	1,064
Gain on sale of loans	171	138
Gain on sale of securities	30	—
Gain on sale of other real estate owned	—	318
Increase in cash surrender value of life insurance	507	312
Other income	211	110

Total noninterest income	4,077	4,076

Noninterest expense:
Salaries and employee benefits	9,725	8,009
Occupancy	2,314	2,344
Furniture and equipment	739	772
Data processing	1,025	1,293
Other professional services	672	545
Business development	265	200
Communications	497	540
Insurance and assessments	379	327
Cost of real estate owned	—	157
Intangible asset amortization	691	588
Other	1,558	1,425

Total noninterest expense	17,865	16,200

Earnings before income taxes	12,546	12,197
Income taxes	5,046	4,964

Net earnings	$7,500	$7,233

Per share information:
Number of shares (weighted average)
Basic	15,451.6	15,330.1
Diluted	15,962.3	15,775.9
Net earnings per share
Basic	$0.49	$0.47
Diluted	$0.47	$0.46
Dividends declared per share	$0.1875	$0.15

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Net earnings	$7,500	$7,233
Other comprehensive income, net of related income taxes:
Unrealized gains on securities:
Unrealized holding gains arising during the period	1,871	71
Reclassifications of realized losses included in income	142	—

Other comprehensive income	2,013	71

Comprehensive income	$9,513	$7,304

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net earnings	$7,500	$7,233
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	2,168	2,218
Provision for loan losses	—	120
Gain on sale of OREO	—	(318)
Gain on sale of loans	(171)	(138)
Gain on sale of securities	(30)	—
Real estate valuation adjustments	—	153
Loss on sale of premises and equipment	4	—
Amortization of unearned compensation related to restricted stock	654	—
Accrued and deferred income taxes, net	2,095	3,270
Increase in other assets	(2,725)	(3,224)
Decrease in accrued interest payable and other liabilities	(4,112)	(11,032)
Dividends on FHLB stock	(25)	(7)

Net cash provided by (used in) operating activities	5,358	(1,725)

Cash flows from investing activities:
Net cash and cash equivalents acquired (paid) in acquisition of:
Bank of Coronado	—	372
First Community Financial Corporation	(36,035)	—
Net (increase) decrease in loans outstanding	(47,302)	11,541
Proceeds from sale of loans	2,719	2,146
Net (increase) decrease in interest-bearing deposits in financial institutions	(48)	816
Maturities of investment securities	38,442	60,558
Proceeds from sale of securities available-for-sale	64,662	7,367
Purchases of securities available-for-sale	(1,275)	(50,563)
Net purchases of FRB and FHLB stock	(495)	(2,693)
Proceeds from sale of OREO	—	1,881
Purchases of premises and equipment, net	(693)	(1,330)
Proceeds from sale of premises and equipment	12	—

Net cash provided by investing activities	19,987	30,095

Cash flows from financing activities:
Net increase (decrease) in deposits:
Non interest-bearing	30,302	1,596
Interest-bearing	(9,177)	(47,943)
Proceeds from issuance of subordinated debentures	61,856	—
Proceeds from exercise of stock options	353	660
Net decrease in short-term borrowings	(103,600)	(1,223)
Cash dividends paid	(2,898)	(2,302)

Net cash used in financing activities	(23,164)	(49,212)

Net increase (decrease) in cash and cash equivalents	2,181	(20,842)
Cash and cash equivalents at beginning of period	104,568	124,366

Cash and cash equivalents at end of period	$106,749	$103,524

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$2,914	$3,600
Cash paid during period for income taxes	1,008	950
Transfer from loans to loans held-for-sale	2,549	2,008

See "Notes to Unaudited Condensed Consolidated Financial Statements."

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

NOTE 1—BASIS OF PRESENTATION

        We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our banking subsidiaries. As of March 31, 2004, those subsidiaries were First National Bank, which we refer to as First National, and Pacific Western National Bank, or Pacific Western. We refer to Pacific Western and First National herein as the "Banks" and when we say "we", "our" or the "Company", we mean the Company on a consolidated basis with the Banks. When we refer to "First Community" or to the holding company, we are referring to the parent company on a stand-alone basis.

        We completed twelve acquisitions from May 2000 through March 31, 2004. This includes the merger whereby the former Rancho Santa Fe National Bank and First Community Bank of the Desert became wholly-owned subsidiaries of the Company in a pooling-of-interests transaction. The other acquisitions have been accounted for using the purchase method of accounting and, accordingly, their operating results have been included in the consolidated financial statements from their respective dates of acquisition. We completed Professional Bancorp and First Charter Bank during 2001, Pacific Western National Bank, W.H.E.C., Inc., Upland Bank, Marathon Bancorp and First National Bank during 2002, and Bank of Coronado and Verdugo Banking Company during 2003. On March 1, 2004, we acquired First Community Financial Corporation, which we refer to as FC Financial, using the purchase method of accounting. On April 16, 2004, we completed the acquisition of Harbor National Bank, or Harbor National, and merged Harbor National into Pacific Western. Discussions about the Company and the Banks as of and for the quarter ended March 31, 2004 do not include Harbor National.

  (a) Basis of Presentation

        The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated.

        Our financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The interim operating results are not necessarily indicative of operating results for the full year.

        Prior to December 31, 2003, the Company issued $58 million of trust preferred securities. Pursuant to FASB Interpretation No. 46R ("FIN 46R"), Consolidation of Variable Interest Entities, issued in December 2003, we deconsolidated our trust preferred entities at December 31, 2003. The overall effect of the deconsolidation on our financial position and operating results was not material.

  (b) Use of Estimates

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowance for loan losses, the carrying values of intangible assets and the realization of deferred tax assets.

  (c) Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year's presentation.

NOTE 2—ACQUISITIONS

        We completed the following acquisitions during the time period of January 1, 2003 to March 31, 2004, using the purchase method of accounting, and accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective dates of acquisition:

Acquisition	Bank of Coronado	Verdugo Banking Company	FC Financial
Date Acquired	January 2003	August 2003	March 2004
Assets Acquired:
Cash and cash equivalents	$11,974	$33,075	$3,965
Interest-bearing deposits in financial institutions	100	—	—
Investment securities	2,699	—	—
Loans, net	63,891	147,471	72,708
Premises and equipment	261	82	106
Goodwill	7,250	22,080	23,219
Core deposit and customer relationship intangible assets	714	4,376	2,213
Other assets	1,601	4,467	2,251

Total assets acquired	88,490	211,551	104,462

Liabilities Assumed:
Noninterest-bearing deposits	(17,079)	(48,642)	—
Interest-bearing deposits	(56,007)	(119,111)	—
Short-term borrowings	—	—	(60,700)
Accrued interest payable and other liabilities	(3,802)	(9,545)	(3,762)

Total liabilities assumed	(76,888)	(177,298)	(64,462)

Total cash consideration paid	$11,602	$34,253	$40,000

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

First Community Financial Corporation.

        On March 1, 2004, we acquired FC Financial, a privately-held commercial finance company based in Phoenix, Arizona. We paid $40.0 million in cash for all of the outstanding common stock and options of FC Financial. At the time of the acquisition FC Financial became a wholly-owned subsidiary of First National.

Merger Related Liabilities.

        The activity in our merger-related liability for the three months ended March 31, 2004 is as follows:

	Severance and Employee- related	System Conversion and Integration	Asset Write- downs, Lease Terminations and Other Facilities-related	Other(1)	Total
Balance at December 31, 2003	$1,178	$431	$3,712	$616	$5,937
Additions related to 2004 acquisitions	150	200	20	2,175	2,545
Non-cash write-downs and other	(7)	—	(45)	7	(45)
Cash outlays	(266)	(222)	(643)	(1,984)	(3,115)

Balance at March 31, 2004	$1,055	$409	$3,044	$814	$5,322

(1)
Included in other are investment banking and professional fees.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

        We adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, on January 1, 2002. Goodwill and intangible assets arise from purchase business combinations and SFAS No. 142 requires all business combinations to be accounted for under the purchase method of accounting. SFAS No. 142 addresses the initial recognition and measurement of goodwill and other intangible assets acquired as a result of a business combination and the recognition and measurement of those assets subsequent to acquisition. Under SFAS No. 142, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized, but instead are tested for impairment annually, or more frequently, whenever certain events occur. We performed our annual test for impairment as of June 30, 2003, and concluded that there was no impairment in our goodwill at that time.

        SFAS No. 142 also requires intangible assets with definite lives to be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. We recorded the aggregate values of the core deposit and customer relationship intangibles separate from goodwill and are amortizing them over their estimated useful lives of 10 years and 55 months, respectively. The customer relationship intangible for the FC Financial acquisition is based on a preliminary estimate of value. Accordingly, the amount of this asset and its useful life are subject to change.

        The changes in the carrying amounts of goodwill and other intangible assets for the three months ended March 31, 2004 are as follows:

	Goodwill	Core Deposit and Customer Relationship Intangible
	(In Thousands)
Balance as of December 31, 2003	$199,919	$22,037
FC Financial acquisition	23,219	2,213
Amortization	—	(691)

Balance as of March 31, 2004	$223,138	$23,559

NOTE 4—NET EARNINGS PER SHARE

        The following is a summary of the calculation of basic and diluted net earnings per share for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share data)
Net earnings	$7,500	$7,233
Weighted average shares outstanding used for basic net earnings per share	15,451.6	15,330.1
Effect of dilutive stock options and restricted stock	510.7	445.8

Diluted weighted average shares outstanding	15,962.3	15,775.9

Net earnings per share:
Basic	$0.49	$0.47
Diluted	$0.47	$0.46

        Diluted earnings per share does not include all potentially dilutive shares that may result from outstanding stock options and restricted and performance stock awards which may eventually vest. As of March 31, 2004 and 2003, the number of stock options and shares of restricted and performance stock which were outstanding but not included in the calculation of diluted net earnings per share were 987,714 and 755,169.

NOTE 5—STOCK COMPENSATION

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

        Had we determined compensation expense based on the fair value at the grant date for all of our stock options granted, our net earnings and related earnings per share would have been reduced to the pro forma amounts indicated in the table below:

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share data)
Reported net earnings	$7,500	$7,233
Add: Stock based compensation expense included in net earnings, net of tax	379	—
Deduct: All stock based compensation expense, net of tax	(580)	(173)

Pro forma net earnings	$7,299	$7,060

Basic net earnings per share as reported	$0.49	$0.46
Pro forma basic net earnings per share	$0.47	$0.46
Diluted net earnings per share as reported	$0.47	$0.47
Pro forma diluted net earnings per share	$0.46	$0.45

Restricted Stock.

        During the second half of 2003, and during the first three months of 2004, the Compensation, Nominating and Governance ("CNG") Committee of the Company's Board of Directors awarded aggregate grants of 214,000 shares of restricted common stock and 255,000 shares of performance common stock to officers of the Company and its subsidiaries, pursuant to the Company's 2003 Stock Incentive Plan (the "Plan"). The granted shares of restricted common stock will vest over a service period of three to four years. The granted shares of performance common stock will vest in full or in part on the date the CNG Committee, as Administrator of the Plan, determines that the Company achieved certain financial goals established by the CNG Committee and set forth in the grant documents. The granted shares of performance common stock expire seven years from the date of grant. Prior to vesting of the restricted common stock or performance common stock, each grant recipient is entitled to dividend rights with respect to the shares of granted stock, subject to termination of such rights under the terms of the Plan. Only vested shares of restricted common stock or performance stock may be voted by the grant recipient. Both restricted common stock and performance common stock vest immediately upon a change in control.

        At the time the shares of restricted and performance common stock were granted, the fair market value of the common stock was approximately $15.1 million. Such amount was recorded within shareholders' equity by increasing common stock and recording unearned equity compensation. The unearned equity compensation is being amortized to compensation expense over the vesting periods by use of the straight-line method. Performance stock vesting could be over a shorter period if related financial targets are met earlier than anticipated. Compensation expense related to the restricted and performance stock awards approximated $654,000 during the three months ended March 31, 2004, and is included in salaries and employee benefits expense in the accompanying consolidated statements of earnings.

NOTE 6—SUBORDINATED DEBENTURES

        In December 2003, the FASB modified and reissued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R). The original Interpretation 46 issued in January 2003 was adopted by us in the first quarter of 2003 and had no effect on our financial position or operating results. FIN 46R requires the deconsolidation of trust preferred entities, and we adopted this pronouncement on December 31, 2003. As a result of adoption, we deconsolidated our trust preferred entities at December 31, 2003. Based on our current operations and structure, FIN 46R is not expected to have any further effect on our financial position and operating results.

        The Company had an aggregate of $121.7 million of subordinated debentures outstanding at March 31, 2004. The subordinated debentures were issued in seven separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued trust preferred securities. Within limitations, these securities are presently considered Tier 1 capital for regulatory purposes and the proceeds from the issuance of the securities were used primarily to fund several of our acquisitions. We are permitted to call the debentures in the first five years if the prepayment election relates to one of the following three events: (i) a change in the tax treatment of the debentures stemming from a change in the IRS laws; (ii) a change in the regulatory treatment of the underlying trust preferred securities as Tier 1 capital; and (iii) a requirement to register the underlying trust as a registered investment company. However, redemption in the first five years will be subject to a prepayment penalty. Trust I may not be called for 10 years from the date of issuance unless one of the three events described above has occurred and then a prepayment penalty applies. In addition, there is a prepayment penalty if this debenture is called 10 to 20 years from the date of its issuance and it may be called at par after 20 years. The proceeds of the subordinated debentures were used primarily to fund several of our acquisitions.

        The following table summarizes the terms of each issuance:

Series	Date issued	Amount	Maturity Date	Earliest Call Date By Company Without Penalty	Fixed or Variable Rate	Rate Adjuster	Current Rate	Next Reset Date
	(Dollars in thousands)
Trust I	9/7/2000	$8,248	9/7/2030	9/7/2020	Fixed	N/A	10.60%	N/A
Trust II	12/18/2001	10,310	12/18/2031	12/18/2006	Variable	3-month LIBOR +3.60%	4.71%	6/17/2004
Trust III	11/28/2001	10,310	12/8/2031	12/8/2006	Variable	6-month LIBOR +3.75%	4.98%	6/7/2004
Trust IV	6/26/2002	10,310	6/26/2032	6/26/2007	Variable	3-month LIBOR +3.55%	4.66%	6/25/2004
Trust V	8/15/2003	10,310	9/17/2033	9/17/2008	Variable	3-month LIBOR +3.10%	4.21%	6/16/2004
Trust VI	9/3/2003	10,310	9/15/2033	9/15/2008	Variable	3-month LIBOR +3.05%	4.16%	6/15/2004
Trust VII	2/4/2004	61,856	4/23/2034	04/23/2009	Variable	3-month LIBOR +2.75%	3.92%	7/23/2004

NOTE 7—DIVIDEND APPROVAL

       On April 21, 2004, our Board of Directors declared a quarterly cash dividend of $0.22 per common share payable on May 28, 2004 to shareholders of record on May 14, 2004.

NOTE 8—SUBSEQUENT EVENTS

        On April 8, 2004, First National Bank entered into a memorandum of understanding, an informal administrative action, with the Office of the Comptroller of the Currency, which we refer to as the OCC, with respect to First National's compliance with Bank Secrecy Act/Anti-Money Laundering ("BSA/AML") regulations. The memorandum requires us to evaluate and strengthen our BSA/AML program and processes. The memorandum is limited in scope to BSA/AML issues and management believes that it will have no material impact on our operating results or financial condition and that, unless we fail to adequately address the concerns of the OCC, the memorandum will not constrain our business. Management is committed to resolving the issues addressed in the memorandum as promptly as possible.

        On April 16, 2004 we acquired Harbor National Bank, or Harbor National, based in Newport Beach, California. We paid $35.5 million in cash for all the outstanding common stock and options of Harbor National. Harbor National had approximately $173 million in assets as of the acquisition date.

        An unaudited summary of our allocation of the Harbor National purchase price follows. The allocation is preliminary and will change as further information is obtained.

Harbor National
(Dollars in thousands)
Cash and cash equivalents	$35,851
Securities	4,361
Net loans	131,943
Premises and equipment	1,277
Other assets	3,995
Intangible assets	24,402
Deposits	(160,439)
Other liabilities	(5,890)

Total cash purchase price	$35,500

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

        This Quarterly Report on Form 10-Q (the "Quarterly Report") contains certain forward-looking information about the Company and its subsidiaries, which statements are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company. The Company cautions readers that a number of important factors could cause actual results to differ materially from those expressed in, implied or projected by, such forward-looking statements. Risks and uncertainties include, but are not limited to:

  •
  planned acquisitions and related cost savings cannot be realized or realized within the expected time frame;

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

  •
  general economic conditions, either nationally or in the market areas in which the Company does or anticipates doing business, are less favorable than expected;

  •
  the economic and regulatory effects of the continuing war on terrorism and other events of war, including the war in Iraq;

  •
  legislative or regulatory requirements or changes adversely affecting the Company's business;

  •
  changes in the securities markets;

  •
  the Company's ability to successfully integrate acquired entities, or to achieve expected synergies and operating efficiencies within expected time-frames or at all; and

  •
  regulatory approvals for future acquisitions cannot be obtained on the terms expected or on the anticipated schedule.

        If any of these risks or uncertainties materializes, or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. The Company assumes no obligation to update such forward-looking statements.

Overview

        We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for our subsidiary banks, First National Bank and Pacific Western National Bank, which we refer to as the Banks. Through the holding company structure, First Community attempts to create operating efficiencies for the Banks by consolidating core administrative, operational and financial functions that serve both of the Banks. The Banks are allocated expenses by the holding company for the services performed on their behalf, pursuant to an expense allocation agreement, which the Company believes are lower than the Banks would incur absent the holding company structure.

        The Banks are full-service community banks offering a broad range of banking products and services including: accepting time and demand deposits, originating commercial loans, including asset-based lending and factoring, real estate and construction loans, Small Business Administration guaranteed loans, or SBA loans, consumer loans, mortgage loans, international loans for trade finance and other business-oriented products. At March 31, 2004, our gross loans totaled $1,721.5 million of which approximately 33% consisted of commercial loans, 64% consisted of commercial real estate loans, including construction loans, and 3% consisted of consumer and other loans. The portfolio's value and credit quality is affected in large part by real estate trends in Southern California. These percentages also include some foreign loans, primarily to individuals or entities with business in Mexico, representing 5% of total loans. Special services and requests beyond the lending limits of the Banks can be arranged through correspondent banks.

        The Banks compete actively for deposits, and we tend to solicit noninterest-bearing deposits. In managing the top line of our business, we focus on loan growth and loan yield, deposit cost, and net interest margin, as net interest income accounts for 87% of our net revenues (net interest income plus noninterest income).

        On March 1, 2004, we acquired First Community Financial Corporation, or FC Financial, and established FC Financial as a wholly-owned operating subsidiary of First National. On April 16, 2004, we completed the acquisition of Harbor National Bank, or Harbor National, and merged Harbor National into Pacific Western. Discussions about the Company and the Banks as of and for the quarter ended March 31, 2004 do not include Harbor National.

Key Performance Indicators

        Among other factors, our operating results depend generally on the following:

  The Level of Our Net Interest Income

        Net interest income is the excess of interest earned on our interest-earning assets over the interest paid on our interest-bearing liabilities. Our primary interest-earning assets are loans and investment securities. Our primary interest-bearing liabilities are deposits, borrowings, and subordinated debentures. We attempt to increase our net interest income by maintaining a high level of noninterest-bearing deposits. At March 31, 2004, approximately 43% of our deposits were noninterest-bearing. We further reduce interest expense by limiting our borrowings, and funding our loans through deposits. Although we have borrowing capacity under various credit lines, we have traditionally borrowed funds only for short term liquidity needs such as managing deposit flows and interim acquisition financing. Our general policy is to price our deposits in the bottom half or third-quartile of our competitive peer group, resulting in deposit products that bear interest rates at somewhat lower yields. While our deposit balances will fluctuate depending on deposit holders' perceptions of alternative yields available in the market, we attempt to minimize these variances by attracting a high percentage of noninterest-bearing deposits, which have no expectation of yield.

  Loan Growth

        We generally seek new lending opportunities in the $500,000 to $5 million range, try to limit loan maturities for commercial loans to one year, for construction loans up to 18 months, and for commercial real estate loans up to ten years, and price lending products so as to preserve our interest spread and net interest margin. We may often encounter strong competition in pursuing lending opportunities such that potential borrowers obtain loans elsewhere at lower rates than those we offer.

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

Quarterly Period	Ratio
First quarter 2003	56.8%
Second quarter 2003	52.0%
Third quarter 2003	56.8%
Fourth quarter 2003	53.9%
First quarter 2004	58.8%

        Additionally, our operating results have been influenced significantly by acquisitions. The ten acquisitions we completed from January 1, 2001 through March 31, 2004, added approximately $2.3 billion in assets. Our assets at March 31, 2004 total approximately $2.5 billion. Our noninterest expenses have increased for all periods presented because of our acquisitions.

Critical Accounting Policies

        The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses, the fair value of financial instruments, and the carrying values of goodwill, other intangible assets and deferred tax assets. For further information, refer to our December 31, 2003 annual report on Form 10-K.

Results of Operations

  Earnings Performance

        We analyze our performance based on net earnings determined in accordance with accounting principles generally accepted in the United States. The comparability of financial information is affected by our acquisitions. Operating results include the operations of acquired entities from the dates of acquisition. The following table presents net earnings and summarizes per share data and key financial ratios:

	For the Three Months Ended March 31,
	2004	2003
	(In thousands, except per share data)
Net interest income	$26,334	$24,441
Noninterest income	4,077	4,076

Revenues	30,411	28,517
Provision for loan losses	—	120
Noninterest expense	17,865	16,200
Income taxes	5,046	4,964

Net earnings(1)	$7,500	$7,233

Average interest-earning assets	$2,048,501	$1,833,544
Profitability measures:
Basic net earnings per share	$0.49	$0.47
Diluted net earnings per share	$0.47	$0.46
Return on average assets	1.23%	1.34%
Return on average equity	8.87%	9.22%
Efficiency ratio	58.8%	56.8%

(1)
Our quarterly results include Bank of Coronado subsequent to January 9, 2003; Verdugo Banking Company subsequent to August 22, 2003; and FC Financial subsequent to March 1, 2004.

        The slight improvement in net earnings resulted from increased net interest income and a high level of credit quality. The increase in interest-earning assets is due, in part, to the assets acquired in the Verdugo and FC Financial acquisitions and organic loan growth. The increase in the efficiency ratio is due to revenue growth not keeping pace with the expense increase.

        The increases in revenues and noninterest expense in the first quarter of 2004 are due to acquisitions and incentive accruals, as well as one-time charges totaling $152,000 after taxes for operational losses and the writedown of a Community Reinvestment Act investment inherited from a 2002 acquisition. During the first quarter we also increased our borrowings to fund our 2004 acquisitions without having the benefit of the acquired entities' earnings for the entire period. The interest expense that was not offset by acquired entities net earnings was approximately $276,000. For further information on our acquisitions, see Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere herein.

        Net Interest Income.    Net interest income, which is one of our principal sources of income, represents the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Net interest income is affected by changes in both interest rates and the volume of average interest-earning assets and interest-bearing liabilities. The following table presents, for the periods indicated, the distribution of average assets, liabilities and shareholders' equity, as well as interest income and yields earned on average interest-earning assets and interest expense on average interest-bearing liabilities.

	For the Three Months Ended March 31,
	2004			2003
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of deferred fees and costs(1)(2)	$1,613,554	$26,225	6.54%	$1,482,473	$25,611	6.95%
Investment securities(2)	404,408	3,121	3.10%	324,790	2,317	2.87%
Federal funds sold	30,045	74	0.99%	24,248	67	1.11%
Other earning assets	494	2	1.63%	2,033	3	0.59%

Total interest-earning assets	2,048,501	29,422	5.78%	1,833,544	27,998	6.14%
Noninterest-earning assets:
Other assets	402,543			347,525

Total assets	$2,451,044			$2,181,069

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits
Interest checking	$181,293	28	0.06%	$162,843	87	0.21%
Money market	602,404	810	0.54%	554,120	984	0.71%
Savings	74,314	23	0.12%	78,171	130	0.67%
Time certificates of deposit	280,493	910	1.31%	323,481	1,680	2.09%

Total interest-bearing deposits	1,138,504	1,771	0.63%	1,118,615	2,881	1.04%
Other interest-bearing liabilities	110,731	1,317	4.78%	43,621	676	6.23%

Total interest-bearing liabilities	1,249,235	3,088	0.99%	1,162,236	3,557	1.23%
Noninterest-bearing liabilities:
Demand deposits	825,901			670,968
Other liabilities	35,985			29,788

Total liabilities	2,111,121			1,862,992
Shareholders' equity	339,923			318,077

Total liabilities and shareholders' equity	$2,451,044			$2,181,069

Net interest income		$26,334			$24,441

Net interest spread			4.79%			4.91%

Net interest margin			5.17%			5.41%

(1)
Includes nonaccrual loans and loan fees.

(2)
Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

        Net interest income increased during the first quarter of 2004 compared to 2003 due to the Company adding approximately $215 million in average interest-earning assets from a combination of organic loan growth and the acquisitions of Bank of Coronado, Verdugo Banking Company and FC

Financial. This increase in average interest-earning assets was offset, however, by a decline in yield. Such decline resulted from the low interest rate environment during all of 2003 and extending into 2004. As higher rate assets ran off, they were replaced with assets at then current lower market rates.

        We continued our efforts to reduce the cost of our deposits by pricing down interest-bearing products and by targeting growth of the demand deposit base. The low interest rate environment enabled us to lower our deposit cost to 0.36% for the first quarter of 2004. Our interest expense on other interest-bearing liabilities, which consist of borrowings and subordinated debentures, increased during 2004 compared to 2003 because of the trust preferred securities issuances used to fund our acquisitions.

        Our net interest margin was 5.17% for the first quarter of 2004 compared to 5.06% and 5.41% for the fourth and first quarters of 2003. The decline from the first quarter of 2003 is largely attributable to the low interest rate environment. The increase from the fourth quarter of 2003 is attributable to a combination of organic loan growth of $45.0 million and to the loans from the FC Financial acquisition which by themselves yielded 13.3% for March 2004. We estimated that the FC Financial loan portfolio acquired on March 1, 2004, added 10 basis points to our net interest margin for the quarter.

        Provision for Loan Losses.    There was no provision for loan losses during the first quarter of 2004 compared to $120,000 made in the first quarter of 2003. Based on the credit quality indicators we monitor and our allowance for loan losses methodology, no provision was deemed necessary in this quarter. The allowance for loan losses was $28.1 million at March 31, 2004, and represented 1.64% of loans net of deferred fees and costs. The ratio of the allowance for loan losses to loans net of deferred fees and costs was 1.61% at December 31, 2003, and 1.68% at March 31, 2003. During this quarter, the allowance was increased by $3.3 million, representing the allowance on the loan portfolio acquired in the FC Financial acquisition.

        Noninterest Income.    The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended(1)
	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
	(In thousands)
Service charges and fees on deposit accounts	$2,299	$2,362	$2,219	$2,279	$2,134
Other commissions and fees	859	939	1,104	884	1,064
Gain on sale of loans	171	192	135	448	138
Gain on sale of securities	30	—	—	1,756	—
Increase in cash surrender value of life insurance	507	518	523	510	312
Other income	211	368	896	187	110
Gain on sale of OREO	—	—	—	22	318

Total noninterest income	$4,077	$4,379	$4,877	$6,086	$4,076

(1)
Our quarterly results include Bank of Coronado subsequent to January 9, 2003; Verdugo Banking Company subsequent to August 22, 2003 and FC Financial subsequent to March 1, 2004.

        Noninterest income for the first quarter of 2004 was up slightly from the same period of 2003. When the gain on sale of other real estate owned is excluded from the first quarter of 2003, noninterest income increased $319,000. Total noninterest income decreased by $302,000 for the first quarter of 2004 compared to the fourth quarter of 2003. The decline was due to a favorable legal settlement, the timing of the annual customer account analysis charges, and the elimination of First National's escrow department, all of which occurred in the fourth quarter of 2003. Our loan sales relate primarily to selling the guaranteed portions of SBA loans. The variances between periods in the gain on sale of loans is due to timing of the sales and the principal balances sold. The quarterly volumes of loans sold during the first quarter of 2004, and the fourth, third, second and first quarters of 2003 were approximately $2.5 million, $2.1 million, $2.7 million, $1.4 million, and $2.0 million, respectively. We sold at a gain of $30,000 approximately $64.6 million of investment securities during the first quarter of 2004 and used the proceeds to repay $60.7 million of FC Financial debt. The decline in other income in the first quarter of 2004 compared to the fourth and third quarters of 2003 is due primarily to favorable legal settlements of $175,000 and $650,000 recorded in those quarters.

        Noninterest Expense.    The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended(1)
	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
	(Dollars in thousands)
Salaries and employee benefits	$9,725	$8,266	$8,082	$8,050	$8,009
Occupancy	2,314	2,407	2,567	2,093	2,344
Furniture and equipment	739	853	817	815	772
Data processing	1,025	1,199	1,168	1,204	1,293
Other professional services	672	388	723	554	545
Business development	265	273	316	221	200
Communications	497	524	613	519	540
Insurance and assessments	379	370	410	400	327
Cost of OREO	—	—	—	11	157
Intangible asset amortization	691	722	632	587	588
Other	1,558	1,548	1,692	1,415	1,425

Total noninterest expense	$17,865	$16,550	$17,020	$15,869	$16,200

Efficiency ratio	58.8%	53.9%	56.8%	52.0%	56.8%
Noninterest expense as a percentage of average assets	2.93%	2.67%	2.93%	2.93%	3.01%

(1)
Our quarterly results include Bank of Coronado subsequent to January 9, 2003; Verdugo Banking Company subsequent to August 22, 2003; and FC Financial subsequent to March 1, 2004.

        The increase in noninterest expense for the first quarter of 2004 compared to the first quarter of 2003 was due to several factors. Compensation expense increased due to acquisitions, incentive compensation, and amortization of restricted stock. Intangible asset amortization increased because of the Verdugo Banking Company and FC Financial acquisitions; we expect the run rate on intangible asset amortization to be $772,000 for the next several quarters. Other noninterest expense increased $262,000 due to one-time charges for operational losses and the writedown of a CRA investment at First National Bank that was made prior to our acquisition of First National in September 2002.

        Our incentive compensation expense for the first quarter of 2004, which is accrued during the year and generally paid-out during the first quarter of the following year, was $952,000 higher than that of the fourth quarter of 2003 and $565,000 higher than that of the first quarter of 2003. The increase from the prior year's quarter is due largely to the Company's increased size. The increase from the immediately preceding quarter is due to a full incentive accrual because employees are on track to meet their goals for the year. We review the adequacy of our incentive compensation accruals quarterly by analyzing underlying goal attainment, and make adjustments as appropriate.

        The first quarter of 2004 includes stock compensation of $654,000 related to 469,000 shares of our common stock underlying restricted stock awards and performance stock awards made to employees during the latter half of 2003 through March 31, 2004. Stock compensation expense related to these awards is expected to be $659,000 per quarter for the rest of 2004, assuming there are no further grants or forfeitures. There was no stock compensation expense during the first quarter of 2003.

        Income Taxes.    Our normal effective income tax rate is approximately 42.0%, representing a blend of the statutory federal income tax rate of 35.0% and the California income tax rate of 10.84%. Due to the exclusion from taxable income of income on certain investments, our actual effective income tax rates were 40.2% and 40.7% for the three months ended March 31, 2004 and 2003.

Balance Sheet Analysis

        Loans.    The following table presents the balance of each major category of loans at the dates indicated:

	At March 31, 2004		At December 31, 2003
	Amount	% of total	Amount	% of total
	(Dollars in thousands)
Loan Category:
Domestic:
Commercial	$494,394	29%	$426,796	26%
Real estate, construction	358,212	21%	347,321	22%
Real estate, mortgage	749,875	43%	712,390	45%
Consumer	31,503	2%	31,383	2%
Foreign:
Commercial	71,993	4%	67,821	4%
Other	15,553	1%	14,895	1%

Gross loans	1,721,530	100%	1,600,606	100%

Less: allowance for loan losses	(28,058)		(25,752)
Less: deferred fees and costs	(5,925)		(4,769)

Total net loans	$1,687,547		$1,570,085

        Net loans increased 7.5%, or $117.5 million for the quarter ended March 31, 2004 from year-end 2003. This increase is attributable to the $76.0 million loan portfolio acquired in the FC Financial acquisition along with organic loan growth of $45.0 million experienced during the first quarter.

        Allowance for Loan Losses.    The following table presents the changes in our allowance for loan losses for the periods indicated:

	As of or for the Periods Ended
	3 Months 3/31/04	Year 12/31/03	3 Months 3/31/03
	(Dollars in thousands)
Balance at beginning of period	$25,752	$24,294	$24,294
Loans charged off:
Commercial	(1,013)	(3,331)	(1,131)
Real estate—construction	—	—	—
Real estate—mortgage	—	—	—
Consumer	(171)	(1,145)	(538)
Foreign	(341)	—	—

Total loans charged off	(1,525)	(4,476)	(1,669)

Recoveries on loans charged off:
Commercial	461	2,453	1,199
Real estate—construction	—	—	—
Real estate—mortgage	5	84	—
Consumer	92	468	161
Foreign	15	—	—

Total recoveries on loans charged off	573	3,005	1,360

Net loans charged off	(952)	(1,471)	(309)

Provision for loan losses	—	300	120
Additions due to acquisitions	3,258	2,629	633

Balance at end of period	$28,058	$25,752	$24,738

Ratios:
Allowance for loan losses to loans, net	1.64%	1.61%	1.68%
Allowance for loan losses to nonaccrual loans	365.4%	347.5%	179.9%
Annualized net charge offs to average loans	0.24%	0.10%	0.08%

        The allowance for loan losses increased by $2.3 million at March 31, 2004 compared to the balance at December 31, 2003. The increase in the allowance is primarily due to $3.3 million of allowance from the FC Financial acquisition, offset by the amount of net charge offs in the first quarter. The percentage of allowance for loan losses to loans, net of deferred fees and costs, has remained relatively static. Management utilizes information currently available to evaluate the allowance for loan losses. However, the allowance for loan losses is subjective in nature and may be adjusted in the future depending on changes in economic conditions or other factors. Although management has established an allowance for loan losses that it considers adequate, there can be no assurance that the established allowance for loan losses will be sufficient to offset losses on loans in the future.

        Credit Quality.    We define nonperforming assets to include (i) loans past due 90 days or more and still accruing; (ii) loans which have ceased accruing interest, which we refer to as "nonaccrual loans"; and (iii) assets acquired through foreclosure, including other real estate owned. "Impaired loans" are loans for which it is probable that we will not be able to collect all amounts due according to the original contractual terms of the loan agreement. Nonaccrual loans may include impaired loans and are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days.

        Management is not aware of any additional significant loss potential that has not already been included in the estimation of the allowance for loan losses. As of March 31, 2004, we had no loans past due 90 days and still accruing interest.

        The following table shows the historical trends in our loans, allowance for loan losses, nonperforming assets and key credit quality statistics as of and for the periods indicated:

	As of or for the Periods Ended
	3 Months 3/31/04	12 Months 12/31/03	9 Months 9/30/03	6 Months 6/30/03	3 Months 3/31/03
	(Dollars in thousands)
Loans, net of deferred fees and costs	$1,715,605	$1,595,837	$1,546,664	$1,432,423	$1,475,062
Allowance for loan losses	28,058	25,752	25,768	23,881	24,738
Average loans, net of deferred fees and costs	1,613,554	1,493,211	1,469,124	1,468,145	1,482,473
Nonaccrual loans	7,678	7,411	9,509	9,725	13,750
Other real estate owned	—	—	—	136	1,401

Nonperforming assets	$7,678	$7,411	$9,509	$9,861	$15,151

Impaired loans, gross	$7,678	$7,411	$9,509	$9,725	$13,750
Allocated allowance for loan losses	(1,668)	(2,267)	(2,358)	(1,791)	(2,855)

Net investment in impaired loans	$6,010	$5,144	$7,151	$7,934	$10,895

Charged-off loans year-to-date	$1,525	$4,476	$4,142	$3,192	$1,669
Recoveries year-to-date	(573)	(3,005)	(2,687)	(1,846)	(1,360)

Net charge-offs	$952	$1,471	$1,455	$1,346	$309

Allowance for loan losses to loans, net of deferred fees and costs	1.64%	1.61%	1.67%	1.67%	1.68%
Allowance for loan losses to nonaccrual loans and leases	365.4%	347.5%	271.0%	245.6%	179.9%
Allowance for loan losses to nonperforming assets	365.4%	347.5%	271.0%	242.2%	163.3%
Nonperforming assets to loans and OREO	0.45%	0.46%	0.61%	0.69%	1.03%
Annualized net charge offs to average loans, net of deferred fees and costs	0.24%	0.10%	0.13%	0.18%	0.08%
Nonaccrual loans to loans, net of deferred fees and costs	0.45%	0.46%	0.61%	0.68%	0.93%

        Nonaccrual loans as a percentage of net loans has steadily declined, reaching 0.45% at March 31, 2004. Such decline is attributable to our loan monitoring process, as well as the impact the low interest rate environment has on the ability of borrowers to repay loans.

        The increase in nonaccrual loans from December 31, 2003, relates primarily to two credits aggregating $1.4 million that were placed into nonaccrual status in March. Subsequent to March 31, 2004, one of the loans, having a balance of $497,000, paid off. The second loan is collateralized, is in the process of collection, and is expected to be significantly reduced.

        Charged off loans for the first quarter of 2004 were $1.5 million and include two loans totaling $1.3 million. These are isolated problem loans and not representative of loan quality trends in the loan portfolio.

        Deposits.    The following table presents the balance of each major category of deposits at the dates indicated:

	At March 31, 2004		At December 31, 2003
	Amount	% of deposits	Amount	% of deposits
	(Dollars in thousands)
Noninterest-bearing	$844,667	43%	$814,365	42%
Interest-bearing:
Interest checking	171,983	9	181,223	9
Money market accounts	608,655	30	585,628	30
Savings	74,694	4	72,876	4
Time deposits under $100,000	97,961	5	110,720	6
Time deposits over $100,000	172,834	9	184,857	9

Total interest-bearing	1,126,127	57	1,135,304	58

Total deposits	$1,970,794	100%	$1,949,669	100%

Regulatory Matters

        The regulatory capital guidelines as well as the actual capital ratios for First National, Pacific Western, and the Company as of March 31, 2004, are as follows:

	Minimum Regulatory Requirements	Actual
	Well Capitalized	First National	Pacific Western	Company Consolidated
Tier 1 leverage capital ratio	5.00%	10.92%	8.76%	10.08%
Tier 1 risk-based capital ratio	6.00%	11.75%	9.96%	11.13%
Total risk-based capital	10.00%	13.00%	11.08%	12.52%

        We have issued and outstanding trust preferred securities totaling $118.0 million, a portion of which is treated as regulatory capital for purposes of determining the Company's Tier I capital ratios. The Company believes that the Board of Governors of the Federal Reserve System, which is the holding Company's banking regulator, may rule on continued inclusion of trust preferred securities in regulatory capital. At this time, it is not possible to estimate the effect, if any, on the Company's Tier I regulatory capital as a result of any future action taken by the Board of Governors of the Federal Reserve System.

        On April 8, 2004, First National Bank entered into a memorandum of understanding, an informal administrative action, with the Office of the Comptroller of the Currency, which we refer to as the OCC, with respect to First National's compliance with Bank Secrecy Act/Anti-Money Laundering ("BSA/AML") regulations. The memorandum requires us to evaluate and strengthen our BSA/AML program and processes. The memorandum is limited in scope to BSA/AML issues and management believes that it will have no material impact on our operating results or financial condition and that, unless we fail to adequately address the concerns of the OCC, the memorandum will not constrain our business. Management is committed to resolving the issues addressed in the memorandum as promptly as possible.

Liquidity Management

        Liquidity.    The goals of our liquidity management are to ensure the ability of the Company and our Banks to meet their financial commitments when contractually due and to respond to other demands for funds such as the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers who may need assurance that sufficient funds will be available to meet their credit needs. We have an Asset/Liability Management Committee, or ALM Committee, responsible for managing balance sheet and off-balance sheet commitments to meet the needs of customers while achieving our financial objectives. Our Asset/Liability Management Committee meets regularly to review funding capabilities, current and forecasted loan demand and investment opportunities. The Company's off-balance sheet commitments relate primarily, but not exclusively, to unfunded loan commitments and collectively totaled $661.1 million as of March 31, 2004.

        Historically, the overall liquidity source of the Banks is their core deposit base. The Banks have not relied on large denomination time deposits. To meet short-term liquidity needs, the Banks maintain what we believe are adequate balances in Federal funds sold, interest-bearing deposits in financial institutions and investment securities having maturities of five years or less. On a consolidated basis, liquid assets (cash, Federal funds sold, interest-bearing deposits in other financial institutions and investment securities available-for-sale) as a percent of total deposits were 21.6% and 26.8% as of March 31, 2004 and December 31, 2003.

        As an additional source of liquidity, the Banks maintain aggregate lines of credit of $110.0 million with correspondent banks for the purchase of overnight funds. These lines are subject to availability of funds. The Banks have also established secured borrowing relationships with the Federal Home Loan Bank of San Francisco, which we refer to as the FHLB, which would allow the Banks to borrow up to approximately $241 million in the aggregate. Historically, the Banks have borrowed overnight from the FHLB and have infrequently used the correspondent bank lines of credit. Additionally, to meet liquidity needs, the Banks are permitted to, and frequently may, loan to and borrow from each other in accordance with federal regulations.

        On a stand-alone basis, the Company's sources of liquidity include dividends from the Banks and our ability to raise capital, issue subordinated debt and secure outside borrowings. The ability of the Company to obtain funds for the payment of dividends to our shareholders and for other cash requirements is largely dependent upon the Banks' earnings. The amount of dividends that the Banks may pay to the Company is restricted by regulatory guidelines. The Company has issued $121.7 million in subordinated debt including $61.9 million issued in the first quarter of 2004 to help finance the FC Financial and Harbor National acquisitions. The Company has established two revolving lines of credit totaling $30.0 million with substantially the same borrowing terms. The Company is able to borrow at a rate equal to the lending banks' federal funds rate plus 1.50%, and as of March 31, 2004, the Company did not have any debt outstanding under these revolving lines of credit.

        Contractual Obligations.    The known contractual obligations of the Company at March 31, 2004 are as follows:

	At March 31, 2004
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Short-Term Debt Obligations	$10,800	$—	$—	$—	$10,800
Long-Term Debt Obligations	—	—	—	121,654	121,654
Operating Lease Obligations	6,638	11,809	9,401	21,114	48,962
Other contractual obligations	3,331	6,663	1,666	—	11,660

Total	$20,769	$18,472	$11,067	$142,768	$193,076

        Debt obligations and operating lease obligations are discussed in the Notes to Consolidated Financial Statements included in our December 31, 2003 annual report on Form 10-K. The other contractual obligations relate to our minimum liability associated with our data and item processing contract with a third-party provider.

        The contractual obligations table above does not include our merger-related liability which was $5.3 million at March 31, 2004. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements contained in "Item 1. Consolidated Financial Statements (Unaudited)."

        We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity, and continued deposit gathering activities. We have in place various borrowing mechanisms for shorter-term liquidity needs.

Asset/Liability Management and Interest Rate Sensitivity

        Interest Rate Risk.    Our market risk arises primarily from credit risk and interest rate risk inherent in our lending and deposit gathering activities. To manage our credit risk, we rely on adherence to our strong underwriting standards and loan policies as well as our allowance for loan losses methodology. To manage our exposure to changes in interest rates, we perform asset and liability management activities which are governed by guidelines pre-established by our ALM Committee and approved by our Board of Directors. Our ALM Committee monitors our compliance with our asset/liability policies. These policies focus on providing sufficient levels of net interest income while considering acceptable levels of interest rate exposure as well as liquidity and capital constraints.

        Market risk sensitive instruments are generally defined as derivatives and other financial instruments, which include investment securities, loans, deposits and borrowings. At March 31, 2004, we had not used any derivatives to alter our interest rate risk profile. However, both the repricing characteristics of our fixed rate loans and floating rate loans which have reached their floors, as well as our significant percentage of noninterest-bearing deposits compared to interest-earning assets may influence our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, interest-bearing deposits in financial institutions, Federal Reserve Bank and Federal Home Loan Bank stock, investment securities, deposits, borrowings and subordinated debentures. At March 31, 2004, we had interest-sensitive assets of $2,058.5 million while interest-sensitive liabilities totaled $1,258.6 million.

        We measure our interest rate risk position on a quarterly basis using three methods: (i) net interest income simulation analysis; (ii) market value of equity modeling; and (iii) traditional gap analysis. The results of these analyses are reviewed by the ALM Committee quarterly. If hypothetical changes to interest rates cause changes to our simulated net present value of market equity and/or net interest income outside our pre-established limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits. We evaluated the results of our net interest income simulation and market value of equity model prepared as of March 31, 2004. These models indicate that our interest rate sensitivity is within limits set by our Board of Directors and that our balance sheet is asset-sensitive. An asset-sensitive balance sheet suggests that in a rising interest rate environment, our net interest margin would increase and during a falling or sustained low interest rate environment, our net interest margin would decrease. The models assume, however, a static balance sheet, i.e., no change in the mix or size of the loan, investment and deposit portfolios.

        Net interest income simulation.    We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of March 31, 2004. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

        This analysis calculates the difference between net interest income forecasted using increasing and declining interest rate scenarios and net interest income forecasted using a base market interest rate derived from the current treasury yield curve. In order to arrive at the base case, we extend our balance sheet at March 31, 2004 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products' pricing methodology in effect as of March 31, 2004. Based on such repricings, we calculated estimated net interest income and net interest margin. The effects of certain balance sheet attributes, such as fixed-rate loans, floating rate loans that have reached their floors and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

        The net interest income simulation model includes various assumptions regarding the repricing relationship for each of our assets and liabilities. Many of our assets are floating rate loans, which are assumed to reprice immediately and to the same extent as the change in market rates according to their contracted index. Some loans and investment vehicles include the opportunity of prepayment (imbedded options) and the simulation model uses national indexes to estimate these prepayments and reinvest the proceeds therefrom at current simulated yields. Our non-term deposit products reprice more slowly, usually changing less than the change in market rates and at our discretion.

        Further, because the simulation analysis assumes no growth in the balance sheet and that its structure will remain similar to the structure at March 31, 2004, it does not account for all factors that impact this analysis, including changes by management to mitigate the impact of interest rate changes or the impact a change in interest rates may have on our credit risk profile, loan prepayment estimates and spread relationships which can change regularly. Interest rate changes create changes in actual loan prepayment rates which will differ from the market estimates we used in this analysis. Management reviews the model assumptions for reasonableness on a quarterly basis. The following table presents forecasted net interest income and net interest margin for the next 12 months using a base market rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points.

Interest rate scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$120,076	12.6%	5.65%	0.62%
Up 200 basis points	$114,169	7.0%	5.37%	0.35%
Up 100 basis points	$108,602	1.8%	5.11%	0.09%
BASE CASE	$106,668	—	5.02%	—
Down 100 basis points	$103,851	(2.6)%	4.89%	(0.13)%
Down 200 basis points	$97,162	(8.9)%	4.58%	(0.44)%
Down 300 basis points	$90,240	(15.4)%	4.26%	(0.77)%

        Our simulation results as of March 31, 2004 indicate our interest rate risk position was asset sensitive as the simulated impact of an immediate upward movement in interest rates results in increases in net interest income over the subsequent 12 month period while an immediate downward movement in interest rates would result in a decrease in net interest income over the next 12 months. We tend to discount the simulated results of a downward movement in interest rates as not realistic given current market interest rates. However, our net interest margin may compress in future periods if our financial instruments continue to reprice downward in this sustained low interest rate environment.

        Market value of equity.    We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as the market value of equity, using a simulation model. This simulation model assesses the changes in the market value of our interest-sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease in market interest rates of 100, 200 and 300 basis points. This analysis assigns significant value to our noninterest-bearing deposit balances which may not necessarily be realized in a bargain sale. The projections are by their nature forward-looking and therefore inherently uncertain, and include various assumptions regarding cash flows and interest rates. This model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Actual loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions.

        The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at March 31, 2004. The following table shows the projected change in the market value of equity for the set of rate shocks presented as of March 31, 2004.

Interest rate scenario	Estimated Market Value	Percentage change From Base	Percentage of total assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$557,334	11.2%	22.5%	161.5%
Up 200 basis points	$544,476	8.6%	22.0%	157.7%
Up 100 basis points	$528,440	5.4%	21.3%	153.1%
BASE CASE	$501,229	—	20.2%	145.2%
Down 100 basis points	$466,832	(6.9)%	18.9%	135.2%
Down 200 basis points	$433,011	(13.6)%	17.5%	125.4%
Down 300 basis points	$396,852	(20.8)%	16.0%	115.0%

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

	At March 31, 2004 Amounts Maturing or Repricing In
	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Nonrate- Bearing(1)	Total
	(Dollars in thousands)
ASSETS
Cash and deposits in other financial institutions	$69	$290	$—	$—	$98,049	$98,408
Federal funds sold	8,700	—	—	—	—	8,700
Investment securities	38,402	18,082	242,269	35,071	—	333,824
Loans, net of deferred fees and costs	1,216,214	60,770	396,029	42,592	—	1,715,605
Other assets	—	—	—	—	318,972	318,972

Total assets	1,263,385	79,142	638,298	77,663	417,021	2,475,509

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing demand deposits	—	—	—	—	844,667	844,667
Interest-bearing demand, money market and savings	855,332	—	—	—	—	855,332
Time certificates of deposit	155,914	100,609	14,152	120	—	270,795
Short term borrowings	10,800					10,800
Subordinated debentures	113,406	—	—	8,248	—	121,654
Other liabilities	—	—	—	—	27,076	27,076
Shareholders' equity	—	—	—	—	345,185	345,185

Total liabilities and shareholders' equity	$1,135,452	$100,609	$14,152	$8,368	$1,216,928	$2,475,509

Period Gap	$127,933	$(21,467)	$624,146	$69,295	$(799,907)
Cumulative interest rate-sensitive assets	$1,263,385	$1,342,527	$1,980,825	$2,058,488
Cumulative interest rate-sensitive liabilities	$1,135,452	$1,236,061	$1,250,213	$1,258,581
Cumulative Gap	$127,933	$106,466	$730,612	$799,907
Cumulative interest-earning assets to cumulative interest-bearing liabilities	111.3%	108.6%	158.4%	163.6%
Cumulative gap as a percent of:
Total assets	5.2%	4.3%	29.5%	32.3%
Interest-earning assets	6.2%	5.2%	35.5%	38.9%

(1)
Assets or liabilities which do not have a stated interest rate.

        All amounts are reported at their contractual maturity or repricing periods. This analysis makes certain assumptions as to interest rate sensitivity of savings and NOW accounts which have no stated maturity and have had very little price fluctuation in the past three years. Money market accounts are repriced at management's discretion and generally are more rate sensitive.

        The preceding table indicates that we had a positive one year cumulative gap of $106.5 million, or 4.3% total assets, at March 31, 2004. This gap position suggests that we are asset-sensitive and if rates were to increase, our net interest margin would most likely increase. Conversely, if rates were to fall during this period, interest income would decline by a greater amount than interest expense and net income would decrease. The ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year at March 31, 2004 is 108.6%. This one year gap position indicates that interest income is likely to be affected to a greater extent than interest expense for any changes in interest rates within one year from March 31, 2004.

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

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

        Please see the section above titled "Asset/Liability Management and Interest Rate Sensitivity" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" which provides an update to our quantitative and qualitative disclosure about market risk. This analysis should be read in conjunction with text under the caption "Quantitative and Qualitative Disclosure About Market Risk" in our annual report on Form 10-K for the year ended December 31, 2003, which text is incorporated herein by reference. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 regarding such forward-looking information.

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

ITEM 1. Legal Proceedings.

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

ITEM 2. Changes in Securities

Recent Sales of Unregistered Securities

        During the quarter ended March 31, 2004 and since its inception in May 2000, the Company has issued unregistered debt securities through seven offerings of trust preferred securities. The details of those offerings are set forth below:

			Consideration
					Exemption from Registration Claimed
Securities Sold	Date Offering Completed	Underwriters or Other Purchasers	Aggregate Offering Price	Underwriting Discounts/ Commissions		Terms of Conversion or Exercise	Use of Proceeds
	(In thousands)
Trust Preferred Securities	9/7/2000	First Tennessee Capital Markets/Keefe, Bruyette and Woods, Inc.	$8,248	$240	Yes (1)	N/A	Acquisition financing
Trust Preferred Securities	12/18/2001	First Tennessee Capital Markets/Keefe, Bruyette and Woods, Inc.	$10,310	$300	Yes (1)	N/A	Acquisition financing
Trust Preferred Securities	11/28/2001	Sandler O'Neill & Partners, L.P.	$10,310	$300	Yes (1)	N/A	Acquisition financing
Trust Preferred Securities	6/26/2002	First Tennessee Capital Markets/Keefe, Bruyette and Woods, Inc.	$10,310	$200	Yes (1)	N/A	Acquisition financing
Trust Preferred Securities	8/15/2003	First Tennessee Capital Markets/Keefe, Bruyette and Woods, Inc.	$10,310	$150	Yes (1)	N/A	Acquisition financing
Trust Preferred Securities	9/3/2003	Trapeza CDO IV, LLC	$10,310	—	Yes (1)	N/A	Acquisition financing
Trust Preferred Securities	2/5/2004	Cohen Bros. & Co./Friedman, Billings, Ramsey & Co., Inc.	$61,856	$300	Yes (1)	N/A	Acquisition financing

(1)
The trust preferred securities were sold to Qualified Institutional Buyers pursuant to Rule 144A promulgated pursuant to the Securities Act of 1933, as amended, or 1933 Act. At the same time as each of the above 144A transactions, the Company sold junior subordinated debentures to the trust that issued the trust preferred securities in an amount, in each case, corresponding to the amount of the trust preferred securities. Such sales were made in reliance on the exemption in Section 4(2) of the 1933 Act.

        Additional information regarding the offering of our debt securities and the trust preferred securities is set forth in Note 6 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in "Part I. Financial Information, Item 1. Consolidated Financial Statements (Unaudited)" hereto.

Repurchases of Common Stock

        Through the Company's Directors Deferred Compensation Plan, or the DDCP, participants in the plan may reinvest deferred amounts in the Company's common stock. The Company has the discretion whether to track purchases of common stock as if made, or to fully fund the DDCP via purchases of common stock with deferred amounts. Purchases of Company common stock by the rabbi trust of the DDCP are considered repurchases of common stock by the Company since the rabbi trust is an asset of the Company. Actual purchases of Company common stock via the DDCP are made through open market purchases pursuant to the terms of the DDCP, which since the amendment of the DDCP in August 2003 includes a predetermined formula and schedule for the purchase of such stock in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. Pursuant to the terms of the DDCP, generally purchases are actually made or deemed to be made in the open market on the 15th of the month (or the next trading day), beginning March 15th, following the day on which deferred amounts are contributed to the DDCP. Listed in the table below are the actual purchases made by the DDCP during the quarter ended March 31, 2004:

	Total Shares Purchased	Average Price Per Share	Shares Purchased As Part of a Publicly- Announced Program	Maximum Shares Still Available for Repurchase
January 1 – January 31, 2004	—	—	N/A	N/A
February 1 – February 29, 2004	—	—	N/A	N/A
March 1 – March 31, 2004	6,135	$38.70	N/A	N/A

Total	6,135	$38.70	N/A	N/A

ITEM 3. Defaults Upon Senior Securities

        None.

ITEM 4. Submission of Matters to a Vote of Security Holders

        None.

ITEM 5. Other Information

        On April, 16, 2004, the Company completed its acquisition of Harbor National Bank, a $173 million-asset bank based in Newport Beach, California. With the completion of this acquisition, Harbor National merged into Pacific Western National Bank, a wholly-owned subsidiary of First Community Bancorp. On April 19, 2004, First Community announced that it had also completed converting Harbor National to Pacific Western's operating platform and systems. First Community paid Harbor shareholders $13.28 in cash per share of Harbor National Bank common stock and paid approximately $35.5 million for all of the outstanding options and shares of common stock of Harbor National.

        On April 21, 2004, the Company announced its results of operations and financial condition for the quarter ended March 31, 2004. The Company also announced that the Board of Directors had declared a quarterly cash dividend of $0.22 per common share, a 17% increase over the previous quarterly cash dividend of $0.1875 per share. The cash dividend will be payable on May 28, 2004 to shareholders of record on May 14, 2004.

ITEM 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation of First Community Bancorp, as amended to date (Exhibit 3.1 to Form 10-Q filed on November 14, 2002 and incorporated herein by this reference).
3.2	Bylaws of First Community Bancorp, as amended to date (Exhibit 4.2 to Form S-3 filed on June 11, 2002 and incorporated herein by this reference).
31.1	Section 302 Certifications.
32.1	Section 906 Certifications.

(b)   Reports on Form 8-K.

        On January 27, 2004, the Company filed a Current Report on Form 8-K including a press release, dated January 26, 2004, announcing the results of operations and financial condition for the quarter and fiscal year ended December 31, 2003.

        On February 9, 2004, the Company filed a Current Report on Form 8-K including a press release, dated February 5, 2004, announcing the signing of a definitive agreement to acquire First Community Financial Corp. for $40 million in cash, and announcing the completion of a $60 million offering of trust preferred securities.

        On February 27, 2004, the Company filed a Current Report on Form 8-K announcing the resignation of Leon Kassel from the Board of Directors on February 26, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY BANCORP
Date: May 6, 2004	/s/ VICTOR R. SANTORO Victor R. Santoro Executive Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
  ITEM 1. Consolidated Financial Statements (Unaudited)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2004
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
  ITEM 4. Controls and Procedures
PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings.
  ITEM 2. Changes in Securities
  ITEM 3. Defaults Upon Senior Securities
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 5. Other Information
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES