Form 10-Q
period 2004-06-30
FIRST COMMUNITY BANCORP /CA/
filed 2004-08-06
CIK 1102112

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

        As of August 2, 2004 there were 15,527,110 shares of the registrant's common stock outstanding, excluding 581,980 shares of unvested restricted stock.

PART I—FINANCIAL INFORMATION

ITEM 1. Unaudited Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Dollars in thousands, except share data)
Assets:
Cash and due from banks	$115,809	$101,968
Federal funds sold	7,500	2,600

Total cash and cash equivalents	123,309	104,568
Interest-bearing deposits in financial institutions	2,295	311
Investments:
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	19,842	14,662
Securities available-for-sale (amortized cost of $287,611 at June 30, 2004 and $420,531 at December 31, 2003)	281,244	417,656

Total investments	301,086	432,318
Loans, net of fees	1,950,101	1,595,837
Less: allowance for loan losses	(30,349)	(25,752)

Net loans	1,919,752	1,570,085
Premises and equipment, net	15,028	14,004
Deferred income taxes	18,607	15,577
Accrued interest receivable	8,088	7,432
Goodwill	245,822	199,919
Core deposit and customer relationship intangible assets	24,331	22,037
Cash surrender value of life insurance	51,411	50,287
Other assets	12,081	5,789

Total Assets	$2,721,810	$2,422,327

Liabilities and Shareholders' Equity:
Liabilities:
Noninterest-bearing deposits	$952,903	$814,365
Interest-bearing deposits	1,198,403	1,135,304

Total deposits	2,151,306	1,949,669
Accrued interest payable and other liabilities	30,050	21,597
Short-term borrowings	69,600	53,700
Subordinated debentures	121,654	59,798

Total Liabilities	2,372,610	2,084,764
Shareholders' Equity:
Preferred stock; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value; authorized 30,000,000 shares; issued and outstanding 16,087,643 and 15,893,141 at June 30, 2004 and December 31, 2003 (includes 575,080 and 460,000 shares of unvested restricted stock, respectively)	314,162	308,336
Retained earnings	54,733	44,706
Unearned equity compensation	(16,003)	(13,811)
Accumulated other comprehensive income:
Unrealized gains (losses) on securities available-for-sale, net	(3,692)	(1,668)

Total Shareholders' Equity	349,200	337,563

Total Liabilities and Shareholders' Equity	$2,721,810	$2,422,327

Book value per share	$21.71	$21.24

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans	$32,356	$25,356	$58,581	$50,967
Interest on interest-bearing deposits in financial institutions	15	6	17	9
Interest on investment securities	2,363	2,046	5,484	4,363
Interest on federal funds sold	67	211	141	278

Total interest income	34,801	27,619	64,223	55,617

Interest expense:
Interest expense on deposits	1,812	2,519	3,583	5,400
Interest expense on short-term borrowings	145	11	213	33
Interest expense on subordinated debentures	1,503	652	2,752	1,306

Total interest expense	3,460	3,182	6,548	6,739

Net interest income	31,341	24,437	57,675	48,878
Provision for loan losses	200	180	200	300

Net interest income after provision for loan losses	31,141	24,257	57,475	48,578

Noninterest income:
Service charges and fees on deposit accounts	2,126	2,279	4,425	4,413
Other commissions and fees	981	884	1,840	1,948
Gain on sale of loans	135	448	306	586
Gain on sale of securities	—	1,756	30	1,756
Gain on sale of other real estate owned	—	22	—	340
Increase in cash surrender value of life insurance	489	510	996	822
Other income	348	205	559	315

Total noninterest income	4,079	6,104	8,156	10,180

Noninterest expense:
Salaries and employee benefits	11,016	8,050	20,741	16,059
Occupancy	2,851	2,093	5,165	4,437
Furniture and equipment	748	815	1,487	1,587
Data processing	1,146	1,204	2,171	2,497
Other professional services	792	554	1,464	1,099
Business development	301	221	566	421
Communications	528	519	1,025	1,059
Insurance and assessments	414	400	793	727
Cost of real estate owned	—	11	—	168
Intangible asset amortization	826	587	1,517	1,175
Other	1,720	1,415	3,278	2,840

Total noninterest expense	20,342	15,869	38,207	32,069

Earnings before income taxes	14,878	14,492	27,424	26,689
Income taxes	6,040	5,849	11,086	10,813

Net earnings	$8,838	$8,643	$16,338	$15,876

Per share information:
Number of shares (weighted average)
Basic	15,489.7	15,370.1	15,470.7	15,350.2
Diluted	15,955.4	15,785.1	15,956.7	15,778.4
Net earnings per share
Basic	$0.57	$0.56	$1.06	$1.03
Diluted	$0.55	$0.55	$1.02	$1.01
Dividends declared per share	$0.22	$0.15	$0.4075	$0.30

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Net earnings	$8,838	$8,643	$16,338	$15,876
Other comprehensive income, net of related income taxes:
Unrealized gains on securities:
Unrealized holding (losses) gains arising during the period	(4,037)	251	(2,166)	231
Reclassifications of realized losses included in income	—	730	142	639

Other comprehensive income	(4,037)	(479)	(2,024)	(408)

Comprehensive income	$4,801	$8,164	$14,314	$15,468

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net earnings	$16,338	$15,876
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	4,519	4,404
Provision for loan losses	200	300
Gain on sale of OREO	—	(340)
Gain on sale of loans	(306)	(586)
Gain on sale of securities	(30)	(1,756)
Real estate valuation adjustments	—	153
Loss (gain) on sale of premises and equipment	4	(7)
Amortization of unearned compensation related to restricted stock	1,915	—
Tax benefit of stock option exercises	545	—
Accrued and deferred income taxes, net	5,763	5,544
Increase in other assets	(1,998)	(19,895)
Decrease in accrued interest payable and other liabilities	(10,502)	(11,481)
Dividends on FHLB stock	(131)	(38)

Net cash provided by (used in) operating activities	16,317	(7,826)

Cash flows from investing activities:
Net cash and cash equivalents acquired (paid) in acquisition of:
Bank of Coronado	—	372
First Community Financial Corporation	(36,035)	—
Harbor National Bank	(1,312)	—
Net (increase) decrease in loans, net	(149,104)	51,783
Proceeds from sale of loans	4,523	3,954
Net decrease (increase) in interest-bearing deposits in financial institutions	1,484	(543)
Proceeds from sale of securities held-to-maturity	—	3,452
Maturities of securities held-to-maturity	—	3,360
Maturities of investment securities available-for-sale	69,532	93,831
Proceeds from sale of securities available-for-sale	64,662	179,916
Purchases of securities available-for-sale	(2,603)	(243,365)
Net purchases of FRB and FHLB stock	(4,056)	(3,554)
Proceeds from sale of OREO	—	3,168
Purchases of premises and equipment, net	(1,452)	(1,988)
Proceeds from sale of premises and equipment	12	7

Net cash (used in) provided by investing activities	(54,349)	90,393

Cash flows from financing activities:
Net increase in noninterest-bearing deposits	77,786	21,031
Net decrease in interest-bearing deposits	(32,932)	(49,854)
Proceeds from issuance of subordinated debentures	61,856	—
Proceeds from exercise of stock options	1,174	881
Repayment of acquired debt	(60,700)	—
Net increase (decrease) in short-term borrowings	15,900	(1,223)
Cash dividends paid	(6,311)	(4,607)

Net cash provided by (used in) financing activities	56,773	(33,772)

Net increase in cash and cash equivalents	18,741	48,795
Cash and cash equivalents at beginning of period	104,568	124,366

Cash and cash equivalents at end of period	$123,309	$173,161

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$6,266	$6,804
Cash paid during period for income taxes	6,678	5,361
Transfer from loans to loans held-for-sale	4,217	3,638

See "Notes to Unaudited Condensed Consolidated Financial Statements."

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

NOTE 1—BASIS OF PRESENTATION

        We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our banking subsidiaries. As of June 30, 2004, those subsidiaries were First National Bank, which we refer to as First National, and Pacific Western National Bank, or Pacific Western. We refer to Pacific Western and First National herein as the "Banks" and when we say "we", "our" or the "Company", we mean the Company on a consolidated basis with the Banks. When we refer to "First Community" or to the holding company, we are referring to the parent company on a stand-alone basis.

        We completed thirteen acquisitions from May 2000 through June 30, 2004. This includes the merger whereby the former Rancho Santa Fe National Bank and First Community Bank of the Desert became wholly-owned subsidiaries of the Company in a pooling-of-interests transaction. The other acquisitions have been accounted for using the purchase method of accounting and, accordingly, their operating results have been included in the consolidated financial statements from their respective dates of acquisition.

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

        Prior to December 31, 2003, the Company issued $58 million of trust preferred securities. Pursuant to FASB Interpretation No. 46R ("FIN 46R"), Consolidation of Variable Interest Entities, we deconsolidated our trust preferred entities at December 31, 2003. The overall effect of the deconsolidation on our financial position and operating results was not material.

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

  (c) Reclassifications

        Certain prior period amounts have been reclassified to conform to the current year's presentation.

NOTE 2—ACQUISITIONS

        We completed the following acquisitions during the time period of January 1, 2003 to June 30, 2004, using the purchase method of accounting, and accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective dates of acquisition:

Acquisition	Bank of Coronado	Verdugo Banking Company	FC Financial	Harbor National
Date Acquired	January 2003	August 2003	March 2004	April 2004
	(In thousands)
Assets Acquired:
Cash and cash equivalents	$11,974	$33,075	$3,965	$34,338
Interest-bearing deposits in financial institutions	100	—	—	3,468
Investment securities	2,699	—	—	993
Loans, net	63,891	147,471	72,708	132,272
Premises and equipment	261	82	106	1,123
Goodwill	7,250	22,080	23,038	22,865
Core deposit and customer relationship intangible assets	714	4,376	2,518	1,293
Other assets	1,601	4,467	2,251	1,998

Total assets acquired	88,490	211,551	104,586	198,350

Liabilities Assumed:
Noninterest-bearing deposits	(17,079)	(48,642)	—	(60,752)
Interest-bearing deposits	(56,007)	(119,111)	—	(96,031)
Short-term borrowings	—	—	(60,700)
Accrued interest payable and other liabilities	(3,802)	(9,545)	(3,886)	(5,917)

Total liabilities assumed	(76,888)	(177,298)	(64,586)	(162,700)

Total cash consideration paid	$11,602	$34,253	$40,000	$35,650

Bank of Coronado Acquisition.

        On January 9, 2003, we acquired Bank of Coronado. We paid $11.6 million in cash in exchange for all of the outstanding shares of common stock and options of Bank of Coronado. At the time of the merger, Bank of Coronado was merged into First National.

Verdugo Banking Company Acquisition.

        On August 22, 2003, we acquired Verdugo Banking Company. We paid $34.3 million in cash for all of the outstanding shares of common stock and options of Verdugo Banking Company. At the time of the merger, Verdugo Banking Company was merged into Pacific Western.

First Community Financial Corporation.

        On March 1, 2004, we acquired First Community Financial Corporation, or FC Financial, a privately-held commercial finance company based in Phoenix, Arizona. We paid $40.0 million in cash for all of the outstanding shares of common stock and options of FC Financial. At the time of the acquisition FC Financial became a wholly-owned subsidiary of First National.

Harbor National Bank.

        On April 16, 2004, we acquired Harbor National Bank, or Harbor National, based in Newport Beach, California. We paid $35.7 million in cash for all the outstanding shares of common stock and options of Harbor National. At the time of the merger, Harbor National was merged into Pacific Western.

Merger Related Liabilities.

        The activity in our merger-related liability for the six months ended June 30, 2004, is as follows:

	Severance and Employee- related	System Conversion and Integration	Asset Write- downs, Lease Terminations and Other Facilities-related	Other(1)	Total
	(In thousands)
Balance at December 31, 2003	$1,178	$431	$3,712	$616	$5,937
Additions related to 2004 acquisitions	975	600	320	3,757	5,652
Non-cash write-downs and other	(1)	7	(45)	(15)	(54)
Cash outlays	(1,225)	(423)	(995)	(2,982)	(5,625)

Balance at June 30, 2004	$927	$615	$2,992	$1,376	$5,910

(1)
Included in other are investment banking and professional fees.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill and intangible assets arise from purchase business combinations. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, requires all business combinations to be accounted for under the purchase method of accounting. SFAS No. 142 addresses the initial recognition and measurement of goodwill and other intangible assets acquired as a result of a business combination and the recognition and measurement of those assets subsequent to acquisition. Under SFAS No. 142, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized, but instead are tested for impairment annually, or more frequently, whenever certain events occur. We performed our annual test for impairment as of June 30, 2004, and concluded that there was no impairment in our goodwill at that time.

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

        The changes in the carrying amounts of goodwill and other intangible assets for the six months ended June 30, 2004 are as follows:

	Goodwill	Core Deposit and Customer Relationship Intangible
	(In thousands)
Balance as of December 31, 2003	$199,919	$22,037
FC Financial acquisition	23,038	2,518
Harbor National acquisition	22,865	1,293
Amortization	—	(1,517)

Balance as of June 30, 2004	$245,822	$24,331

NOTE 4—INVESTMENT SECURITIES

        The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale as of June 30, 2004 are as follows:

	June 30, 2004
	Amortized cost	Gross unrealized Gains	Gross unrealized losses	Fair value
	(In thousands)
U.S. Treasury and government agency securities	$13,608	$13	$224	$13,397
Municipal securities	11,616	199	33	11,782
Mortgage-backed and other securities	262,387	271	6,593	256,065

Total	$287,611	$483	$6,850	$281,244

        The maturity distribution based on amortized cost and fair value as of June 30, 2004, by contractual maturity, is shown below. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity distribution as of June 30, 2004
	Amortized cost	Fair value
	(In thousands)
Due in one year or less	$4,553	$4,579
Due after one year through five years	39,472	38,980
Due after five years through ten years	25,667	25,754
Due after ten years	217,919	211,931

Total	$287,611	$281,244

        The following table presents the fair value and the unrealized loss on securities that were temporarily impaired as of June 30, 2004.

	Less than 12 months		12 months or longer		Total
Descriptions of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and government agency securities	$9,755	$(224)	$—	$—	$9,755	$(224)
Municipal securities	1,451	(29)	625	(5)	2,076	(34)
Mortgage-backed securities	242,953	(6,449)	5,984	(143)	248,937	(6,592)

Total temporarily impaired securities	$254,159	$(6,702)	$6,609	$(148)	$260,768	$(6,850)

        The temporary impairment is a result of the level of market interest rates and is not a result of the underlying issuers' ability to repay. Accordingly, we have not recognized the temporary impairment in our consolidated results of operations.

NOTE 5—NET EARNINGS PER SHARE

        The following is a summary of the calculation of basic and diluted net earnings per share for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net earnings	$8,838	$8,643	$16,338	$15,876
Weighted average shares outstanding used for basic net earnings per share	15,489.7	15,370.1	15,470.7	15,350.2
Effect of dilutive stock options and restricted stock	465.7	415.0	486.0	428.2

Diluted weighted average shares outstanding	15,955.4	15,785.1	15,956.7	15,778.4

Net earnings per share:
Basic	$0.57	$0.56	$1.06	$1.03
Diluted	$0.55	$0.55	$1.02	$1.01

        Diluted earnings per share does not include all potentially dilutive shares that may result from outstanding stock options and restricted and performance stock awards which may eventually vest. As of June 30, 2004 and 2003, the number of stock options and shares of restricted and performance stock which were outstanding but not included in the calculation of diluted net earnings per share were 1,076,958 and 699,953 for the three months ended June 30, 2004 and 2003, and 1,056,592 and 686,778 for the six month periods ended June 30, 2004 and 2003.

NOTE 6—STOCK COMPENSATION

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

        Had we determined compensation expense based on the fair value method at the grant date for all of our stock options granted, our net earnings and related earnings per share would have been reduced to the pro forma amounts indicated in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Reported net earnings	$8,838	$8,643	$16,338	$15,876
Add: Stock based compensation expense included in net earnings, net of tax	731	—	1,111	—
Deduct: All stock based compensation expense, net of tax	(869)	(174)	(1,386)	(347)

Pro forma net earnings	$8,700	$8,469	$16,063	$15,529

Basic net earnings per share as reported	$0.57	$0.56	$1.06	$1.03
Pro forma basic net earnings per share	$0.56	$0.55	$1.04	$1.01
Diluted net earnings per share as reported	$0.55	$0.55	$1.02	$1.01
Pro forma diluted net earnings per share	$0.55	$0.54	$1.01	$0.98

Restricted Stock.

        At June 30, 2004, there were outstanding 320,080 shares of unvested restricted common stock and 255,000 shares of unvested restricted performance common stock. The granted shares of restricted common stock will vest over a service period of three to four years. The granted shares of performance common stock will vest in full or in part on the date the Compensation, Nominating and Governance ("CNG") Committee, as Administrator of the Company's 2003 Stock Incentive Plan (the "Plan"), determines that the Company achieved certain financial goals established by the CNG Committee and set forth in the grant documents. The granted shares of performance common stock expire seven years from the date of grant. Prior to vesting of the restricted common stock or performance common stock, each grant recipient is entitled to dividend rights with respect to the shares of granted stock, subject to termination of such rights under the terms of the Plan. Only vested shares of restricted common stock or performance stock may be voted by the grant recipient. Both restricted common stock and performance common stock vest immediately upon a change in control of the Company.

        At the time the shares of restricted and performance common stock were granted, the fair market value of the common stock for the net outstanding shares was approximately $18.9 million. Such amount was recorded within shareholders' equity by increasing common stock and recording unearned equity compensation. The unearned equity compensation is being amortized to compensation expense over the vesting periods by use of the straight-line method. Performance stock vesting could be over a shorter period if related financial targets are met earlier than anticipated. Compensation expense related to the restricted and performance stock awards approximated $1.3 million and $1.9 million during the three and six months ended June 30, 2004, and is included in salaries and employee benefits expense in the accompanying consolidated statements of earnings.

NOTE 7—BORROWINGS AND SUBORDINATED DEBENTURES

Borrowings.

        At June 30, 2004, we had $69.6 million of borrowings outstanding. Borrowings included advances from the Federal Home Loan Bank of San Francisco of $5.6 million in overnight money and $55.0 million of fixed rate advances at 1.59% which mature on December 3, 2004. Additionally, we had an aggregate of $9.0 million outstanding on our lines of credit which carry an adjustable rate based on the lenders' respective Federal Funds rates plus 150 basis points.

Subordinated Debentures.

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

        The Company had an aggregate of $121.7 million of subordinated debentures outstanding at June 30, 2004. The subordinated debentures were issued in seven separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued trust preferred securities. Within limitations, these securities are presently considered Tier 1 capital for regulatory purposes and the proceeds from the issuance of the securities were used primarily to fund several of our acquisitions. Generally and with certain limitations, we are permitted to call the debentures in the first five years if the prepayment election relates to one of the following three events: (i) a change in the tax treatment of the debentures stemming from a change in the IRS laws; (ii) a change in the regulatory treatment of the underlying trust preferred securities as Tier 1 capital; and (iii) a requirement to register the underlying trust as a registered investment company. Under certain of our series of issuances, redemption in the first five years may be subject to a prepayment penalty. Trust I may not be called for 10 years from the date of issuance unless one of the three events described above has occurred and then a prepayment penalty applies. In addition, there is a prepayment penalty if the Trust I debentures are called 10 to 20 years from the date of its issuance, although they may be called at par after 20 years.

        The following table summarizes the terms of each issuance.

Series	Date issued	Amount	Maturity Date	Earliest Call Date By Company Without Penalty*	Fixed or Variable Rate	Rate Adjuster	Current Rate	Next Reset Date
	(Dollars in thousands)
Trust I	9/7/2000	$8,248	9/7/2030	9/7/2020	Fixed	N/A	10.60%	N/A
Trust II	12/18/2001	10,310	12/18/2031	12/18/2006	Variable	3-month LIBOR +3.60%	5.13%	9/17/04
Trust III	11/28/2001	10,310	12/8/2031	12/8/2006	Variable	6-month LIBOR +3.75%	5.61%	12/7/2004
Trust IV	6/26/2002	10,310	6/26/2032	6/26/2007	Variable	3-month LIBOR +3.55%	5.14%	9/25/2004
Trust V	8/15/2003	10,310	9/17/2033	9/17/2008	Variable	3-month LIBOR +3.10%	4.66%	9/16/2004
Trust VI	9/3/2003	10,310	9/15/2033	9/15/2008	Variable	3-month LIBOR +3.05%	4.57%	9/15/2004
Trust VII	2/4/2004	61,856	4/23/2034	4/23/2009	Variable	3-month LIBOR +2.75%	4.43%	10/27/2004

*
As described above, certain issuances may be called earlier without penalty upon the occurrence of certain events.

        As mentioned above, a limited amount of trust preferred securities are considered Tier 1 capital for regulatory purposes. The Board of Governors of the Federal Reserve System, which is the Company's banking regulator, has proposed to modify its rule on the amount of trust preferred securities that may be included in regulatory capital. As the final ruling has not been issued, it is not possible to estimate the effect, if any, such final rule would have on the Company's Tier I regulatory capital.

NOTE 8—COMMITMENTS AND CONTINGENCES

        The Banks are party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. Such financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of such instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

        Commitments to extend credit amounting to $750.6 million and $570.0 million were outstanding as of June 30, 2004 and December 31, 2003. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

        Standby letters of credit and financial guarantees amounting to $36.0 million and $31.4 million were outstanding as of June 30, 2004 and December 31, 2003. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees will expire within one year. The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate that any material loss will result from the outstanding commitments to extend credit, standby letters of credit or financial guarantees.

        On June 8, 2004, we were served with an amended complaint naming the Company and Pacific Western as defendants in a purported class action lawsuit filed in Los Angeles Superior Court. On July 7, 2004, we removed the action to U.S. District Court for the Central Division of California,

Western Division (Gilbert et al. v. Cohn et al., Case No. CV-04-4989 WMB (AJWx)). The plaintiffs have attempted to remand the action to the Los Angeles Superior Court. We are named as defendants in our capacity as alleged successors to First Charter Bank, N.A., which the Company acquired in October 2001.

        The lawsuit alleges that a former officer of First Charter Bank and later principal of Four Star Financial Services, LLC ("Four Star"), an affiliate of 900 Capital Services, Inc. ("900 Capital"), improperly induced several First Charter customers to invest in 900 Capital or affiliates of 900 Capital, and further alleges that Four Star, 900 Capital and some of their affiliated entities perpetuated their fraud upon investors through various First Charter accounts with First Charter's purported participation in and/or willful ignorance of the scheme. The actions alleged in the complaint date back to the mid-1990s, and the complaint alleges several counts for relief including fraud, breach of fiduciary duty, relief pursuant to the California Business and Professions Code, negligence and relief under the California Securities Act stemming from an alleged ponzi scheme and sale of securities issued by Four Star. The investment losses to the individually named plaintiffs are specified in the amended complaint to be approximately $5 million. The plaintiffs seek an unspecified level of compensatory and punitive damages on behalf of the individual plaintiffs. While the plaintiffs intend to establish a class for purposes of pursuing a class action, a class has not yet been certified. On July 26, 2004, we filed proofs of claim in the federal bankruptcy proceedings of Four Star and 900 Capital for contribution and indemnity. We believe the allegations set forth in the complaint are factually and legally inaccurate and wholly without merit. We intend to vigorously defend the lawsuit.

        In the ordinary course of our business, we are party to various other legal actions, which we believe are incidental to the operation of our business. Although the ultimate outcome and amount of liability, if any, with respect to these legal actions to which we are currently a party cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to us, any resulting liability is not likely to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. This statement represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management's opinion based on a variety of factors, including the uncertainties involved in the proof of legal and factual matters in legal proceedings.

NOTE 9—REGULATORY MATTERS

        On April 8, 2004, First National Bank entered into a memorandum of understanding, an informal administrative action, with the Office of the Comptroller of the Currency, which we refer to as the OCC, with respect to First National's compliance with Bank Secrecy Act/Anti-Money Laundering ("BSA/AML") regulations. The memorandum requires us to evaluate and strengthen our BSA/AML program and processes. The memorandum is limited in scope to BSA/AML issues and management believes that it will have no material impact on our operating results or financial condition and that, unless we fail to adequately address the concerns of the OCC, the memorandum will not constrain our business. Management believes it has addressed all the matters contained in the memorandum and submitted written responses to the OCC. The OCC has acknowledged receipt of our submissions and indicated that they will be reviewed in the normal course. We are committed to resolving the issues addressed in the memorandum as promptly as possible and believe we have adequately satisfied all aspects of the memorandum to date.

NOTE 10—DIVIDEND APPROVAL

        On July 22, 2004, our Board of Directors declared a quarterly cash dividend of $0.22 per common share payable on August 31, 2004 to shareholders of record at the close of business on August 16, 2004.

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

  •
  pending legal matters may take longer or cost more to resolve or may be resolved adversely to the Company;

  •
  general economic conditions, either nationally or in the market areas in which the Company does or anticipates doing business, are less favorable than expected;

  •
  the economic and regulatory effects of the continuing war on terrorism and other events of war, including the war in Iraq;

  •
  legislative or regulatory requirements or changes adversely affecting the Company's business;

  •
  changes in the securities markets; and

  •
  regulatory approvals cannot be obtained on the terms expected or on the anticipated schedule.

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

        The Banks are full-service community banks offering a broad range of banking products and services including: accepting time and demand deposits, originating commercial loans, including asset-based lending and factoring, real estate and construction loans, Small Business Administration guaranteed loans, or SBA loans, consumer loans, mortgage loans, international loans for trade finance and other business-oriented products. At June 30, 2004, our gross loans totaled $1,956.8 million and consisted of commercial loans (32%), commercial real estate loans (65%), including construction loans, and consumer and other loans (3%). The portfolio's value and credit quality is affected in large part by real estate trends in Southern California. These percentages also include some foreign loans, primarily to individuals or entities with business in Mexico, representing 5% of total loans. Special services and requests beyond the lending limits of the Banks can be arranged through correspondent banks.

        The Banks compete actively for deposits, and we tend to solicit noninterest-bearing deposits. In managing our business, we focus on loan growth and loan yield, deposit cost, and net interest margin, as net interest income accounts for 88% of our net revenues (net interest income plus noninterest income).

        On March 1, 2004, we acquired FC Financial and established it as a wholly-owned operating subsidiary of First National. On April 16, 2004, we acquired Harbor National and merged it into Pacific Western.

Key Performance Indicators

        Among other factors, our operating results depend generally on the following:

  The Level of Our Net Interest Income

        Net interest income is the excess of interest earned on our interest-earning assets over the interest paid on our interest-bearing liabilities. Our primary interest-earning assets are loans and investment securities. Our primary interest-bearing liabilities are deposits, borrowings, and subordinated debentures. We attempt to increase our net interest income by maintaining a high level of noninterest-bearing deposits. At June 30, 2004, approximately 44% of our deposits were noninterest-bearing deposits. We further reduce interest expense by limiting our borrowings, and funding our loans through deposits. Although we have borrowing capacity under various credit lines, we have traditionally borrowed funds only for short term liquidity needs such as meeting loan demand, managing deposit flows, and interim acquisition financing. Our general policy is to price our interest-bearing deposits in the bottom half or third-quartile of our competitive peer group, resulting in deposit products that bear interest rates at somewhat lower yields. While our deposit balances will fluctuate depending on deposit holders' perceptions of alternative yields available in the market, we attempt to minimize these variances by attracting a high percentage of noninterest-bearing deposits, which have no expectation of yield.

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

Excluding acquired loan portfolios, our organic loan growth was $100.7 million for the three months ended June 30, 2004, and $145.7 million for the six months ended June 30, 2004.

  The Magnitude of Credit Losses

        We maintain an allowance for loan losses. Loss provisions are charged to operations as and when needed, actual loan losses are charged to the allowance, and recoveries on loans previously charged off are credited to the allowance. We stress credit quality in originating and monitoring the loans we make and measure our success by the level of our nonperforming assets and the corresponding level of our allowance. Through focusing on credit quality, the loan portfolio of the Company is generally better than the quality of the loan portfolios we have acquired. Following acquisitions, we generally work to remove problem loans from the portfolio or allow lower credit quality loans to mature, and seek to replace such loans with obligations from borrowers with higher quality credit. Changes in economic conditions, however, such as increases in the general level of interest rates, could negatively impact our customers and lead to increased provisions for loan losses.

  The Level of Our Noninterest Expense

        Our noninterest expense includes fixed and controllable overhead, the major components of which are compensation, occupancy, data processing and communications. We measure success in controlling such costs through monitoring of the efficiency ratio. We calculate the efficiency ratio by dividing noninterest expense by the sum of net interest income and noninterest income. A lower ratio reflects a lower percentage of expenses relative to income generated. The consolidated efficiency ratios have been as follows:

Quarterly Period	Ratio
Second quarter 2004	57.4%
First quarter 2004	58.8%
Fourth quarter 2003	53.9%
Third quarter 2003	56.8%
Second quarter 2003	52.0%
First quarter 2003	56.8%

        The efficiency ratios reflected above are affected by securities gains recognized in the first quarter of 2004 and the second quarter of 2003. Additionally, our operating results have been influenced significantly by acquisitions; the eleven acquisitions we completed from January 1, 2001 through June 30, 2004, added approximately $2.5 billion in assets. Our assets at June 30, 2004, total approximately $2.7 billion. Our noninterest expenses have increased for all periods presented in part because of our acquisitions.

Critical Accounting Policies

        The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses, the fair value of financial instruments, and the carrying values of goodwill, other intangible assets and deferred income tax assets. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

  Earnings Performance

        We analyze our performance based on net earnings determined in accordance with accounting principles generally accepted in the United States. The comparability of financial information is affected by our acquisitions. Operating results include the operations of acquired entities from the dates of acquisition. The following table presents net earnings and summarizes per share data and key financial ratios.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net interest income	$31,341	$24,437	$57,675	$48,878
Noninterest income	4,079	6,104	8,156	10,180

Net revenues	35,420	30,541	65,831	59,058
Provision for loan losses	200	180	200	300
Noninterest expense	20,342	15,869	38,207	32,069
Income taxes	6,040	5,849	11,086	10,813

Net earnings(1)	$8,838	$8,643	$16,338	$15,876

Average interest-earning assets	$2,248,565	$1,812,166	$2,148,533	$1,822,796

Profitability measures:
Basic net earnings per share	$0.57	$0.56	$1.06	$1.03
Diluted net earnings per share	$0.55	$0.55	$1.02	$1.01
Return on average assets	1.32%	1.60%	1.28%	1.47%
Return on average equity	10.3%	10.7%	9.6%	10.0%
Efficiency ratio	57.4%	52.0%	58.0%	54.3%

(1)
Our quarterly results include Bank of Coronado subsequent to January 9, 2003; Verdugo Banking Company subsequent to August 22, 2003; FC Financial subsequent to March 1, 2004 and Harbor National subsequent to April 16, 2004.

        The improvement in net earnings resulted from increased interest-earning assets and, accordingly, net interest income. The increase in interest-earning assets is due to the assets acquired in acquisitions and organic loan growth. Second quarter 2004 earnings growth was fueled by organic loan growth of $100.7 million, as compared to $45.0 million and $50.0 million of organic loan growth experienced in the first quarter of 2004 and the fourth quarter of 2003. The increase in the efficiency ratio reflects both organic growth and acquisitions. For further information on our acquisitions, see Note 2 of Notes to Unauditied Condensed Consolidated Financial Statements included elsewhere herein.

        Net Interest Income.    Net interest income, which is one of our principal sources of revenue, represents the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Net interest income is affected by changes in both interest rates and the volume of average interest-earning assets and interest-bearing liabilities. The following tables present, for the periods indicated, the distribution of average assets, liabilities and shareholders' equity, as well as interest income and yields earned on average interest-earning assets and interest expense and costs on average interest-bearing liabilities.

	For the Three Months Ended June 30,
	2004			2003
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of deferred fees and costs(1)(2)	$1,896,606	$32,356	6.86%	$1,453,974	$25,356	6.99%
Investment securities(2)	320,074	2,363	2.97%	286,088	2,046	2.87%
Federal funds sold	29,189	67	0.92%	70,441	211	1.20%
Other earning assets	2,696	15	2.24%	1,663	6	1.45%

Total interest-earning assets	2,248,565	34,801	6.22%	1,812,166	27,619	6.11%
Noninterest-earning assets:
Other assets	450,661			360,292

Total assets	$2,699,226			$2,172,458

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits
Interest checking	$188,261	28	0.06%	$164,567	66	0.16%
Money market	680,842	930	0.55%	549,587	945	0.69%
Savings	83,060	26	0.13%	78,553	124	0.63%
Time certificates of deposit	271,007	828	1.23%	295,997	1,385	1.88%

Total interest-bearing deposits	1,223,170	1,812	0.60%	1,088,704	2,519	0.93%
Other interest-bearing liabilities	154,925	1,648	4.28%	40,126	663	6.63%

Total interest-bearing liabilities	1,378,095	3,460	1.01%	1,128,830	3,182	1.12%

Noninterest-bearing liabilities:
Demand deposits	938,913			691,906
Other liabilities	36,507			27,825

Total liabilities	2,353,515			1,848,561
Shareholders' equity	345,711			323,897

Total liabilities and shareholders' equity	$2,699,226			$2,172,458

Net interest income		$31,341			$24,437

Net interest spread			5.21%			4.99%

Net interest margin			5.61%			5.42%

(1)
Includes nonaccrual loans and loan fees.

(2)
Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

        Second quarter analysis.    The year-over-year increase in interest income was due primarily to the Company adding interest-earning assets from organic loan growth and the Verdugo, FC Financial and Harbor National acquisitions. The decline in interest expense on deposits was largely the result of the declining interest rate environment during that twelve-month period. The increase in interest expense on other interest-bearing liabilities was due to the subordinated debentures issued in the first quarter.

        We continued our efforts to reduce the cost of our deposits by pricing down interest-bearing products and by targeting growth of the demand deposit base. The average cost of deposits was 0.34% for the second quarter of 2004 compared to 0.57% and 0.36% for the second quarter of 2003 and the first quarter of 2004. The overall cost of interest-bearing liabilities decreased to 1.01% for the second quarter of 2004 compared to 1.12% for the same period of 2003 and increased from 0.99% for the first quarter of 2004. The slight increase from the first quarter of 2004 is the result of a full quarter's impact of the subordinated debentures issued during the first quarter of 2004. As market rates are expected to increase, there is no assurance that we can reduce further the cost of deposits.

        Our net interest margin for the second quarter of 2004 was 5.61%, an increase of 19 basis points when compared to the same period of 2003 and an increase of 44 basis points when compared to the first quarter of 2004 net interest margin of 5.17%. Yields on average earning assets were 6.22% and 6.11% for the second quarter of 2004 and 2003, respectively, and 5.78% for the first quarter of 2004.

	For the Six Months Ended June 30,
	2004			2003
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of deferred fees and costs(1)(2)	$1,755,080	$58,581	6.71%	$1,468,145	$50,967	7.00%
Investment securities(2)	362,241	5,484	3.04%	305,332	4,363	2.88%
Federal funds sold	29,617	141	0.96%	47,472	278	1.18%
Other earning assets	1,595	17	2.14%	1,847	9	0.98%

Total interest-earning assets	2,148,533	64,223	6.01%	1,822,796	55,617	6.15%
Noninterest-earning assets:
Other assets	426,602			353,944

Total assets	$2,575,135			$2,176,740

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits
Interest checking	$184,777	56	0.06%	$163,710	153	0.19%
Money market	641,623	1,740	0.55%	551,841	1,928	0.70%
Savings	78,687	49	0.13%	78,363	254	0.65%
Time certificates of deposit	275,750	1,738	1.27%	309,663	3,065	2.00%

Total interest-bearing deposits	1,180,837	3,583	0.61%	1,103,577	5,400	0.99%
Other interest-bearing liabilities	132,828	2,965	4.49%	41,864	1,339	6.45%

Total interest-bearing liabilities	1,313,665	6,548	1.00%	1,145,441	6,739	1.18%

Noninterest-bearing liabilities:
Demand deposits	882,407			681,495
Other liabilities	36,246			28,801

Total liabilities	2,232,318			1,855,737
Shareholders' equity	342,817			321,003

Total liabilities and shareholders' equity	$2,575,135			$2,176,740

Net interest income		$57,675			$48,878

Net interest spread			5.01%			4.97%

Net interest margin			5.40%			5.41%

(1)
Includes nonaccrual loans and loan fees.

(2)
Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

        Six Month Analysis.    The growth in net interest income was the result of the increase in average interest- earning assets from both organic loan growth and the Verdugo, FC Financial and Harbor National acquisitions. Notwithstanding the overall increase in average interest-bearing liabilities, interest expense on both deposits and total interest-bearing liabilities declined for the six months ended June 30, 2004, when compared to the same period of 2003, largely as a result of the declining interest rate environment. As a percentage of total deposits, the average balance of noninterest-bearing demand deposits increased to 43% of total average deposits for the six month period ended June 30, 2004, from 38% for the same period of 2003. The effect of the lower yields earned on interest-earning assets was almost completely offset by the lower costs paid on interest-bearing liabilities, and resulted in the net interest margin of 5.40% for the six months ended June 30, 2004, being relatively unchanged when compared to the net interest margin of 5.41% for the same period of 2003.

        Provision for Loan Losses.    During the second quarter of 2004, we recorded a $200,000 provision for loan losses, compared to $180,000 in the same period of 2003. The provision is based on the credit quality indicators we monitor and our allowance for loan losses methodology. The allowance for loan losses was $30.3 million at June 30, 2004, and represented 1.56% of loans, net of deferred fees. This ratio was 1.61% at December 31, 2003, and 1.67% at June 30, 2003. During the quarter ended June 30, 2004, the allowance increased by $2.3 million, of which $1.6 million was due to the Harbor National acquisition.

        Noninterest Income.    The following table summarizes noninterest income by category for the periods indicated.

	Three Months Ended(1)
	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003
	(In thousands)
Service charges and fees on deposit accounts	$2,126	$2,299	$2,362	$2,219	$2,279
Other commissions and fees	981	859	939	1,104	884
Gain on sale of loans	135	171	192	135	448
Gain on sale of securities	—	30	—	—	1,756
Gain on sale of other real estate owned	—	—	—	—	22
Increase in cash surrender value of life insurance	489	507	518	523	510
Other income	348	211	368	916	205

Total noninterest income	$4,079	$4,077	$4,379	$4,897	$6,104

(1)
Our quarterly results include Verdugo Banking Company subsequent to August 22, 2003; FC Financial subsequent to March 1, 2004; and Harbor National subsequent to April 16, 2004.

        The decrease in noninterest income for the second quarter of 2004 from the same period of 2003 is largely the result of no securities gains in the second quarter of 2004 compared to $1.8 million in the same period of 2003. During the second quarter of 2003, we restructured the securities portfolios of acquired banks through sales that resulted in the gains. Total noninterest income remained unchanged from the first quarter of 2004. The decline in service charges and fees on deposit accounts for the second quarter of 2004 when compared to all of the quarters presented is due mainly to moving certain qualified customers to a more favorable pricing schedule. The decrease in noninterest income for the six months ended June 30, 2004, from the same period of 2003, is due to the securities gains mentioned above.

        Noninterest Expense.    The following table summarizes noninterest expense by category for the periods indicated.

	Three Months Ended(1)
	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003
	(Dollars in thousands)
Salaries and employee benefits	$11,016	$9,725	$8,266	$8,082	$8,050
Occupancy	2,851	2,314	2,407	2,567	2,093
Furniture and equipment	748	739	853	817	815
Data processing	1,146	1,025	1,199	1,168	1,204
Other professional services	792	672	388	723	554
Business development	301	265	273	316	221
Communications	528	497	524	613	519
Insurance and assessments	414	379	370	410	400
Cost of other real estate owned	—	—	—	—	11
Intangible asset amortization	826	691	722	632	587
Other	1,720	1,558	1,548	1,692	1,415

Total noninterest expense	$20,342	$17,865	$16,550	$17,020	$15,869

Efficiency ratio	57.4%	58.8%	53.9%	56.8%	52.0%

(1)
Our quarterly results include Verdugo Banking Company subsequent to August 22, 2003; FC Financial subsequent to March 1, 2004; and Harbor National subsequent to April 16, 2004.

        The increase in noninterest expense for the second quarter of 2004 compared to the second quarter of 2003 and the first quarter of 2004 was primarily due to increases in staff and premises expenses associated with the three acquisitions consummated since June 30, 2003. The increase in salaries and employee benefits expense, or compensation, for the first six months of 2004 compared to the same period in 2003 is largely the result of an increased number of employees due to acquisitions and expanded business activity, in addition to the amortization of restricted and performance stock awarded after June 30, 2003.

        Compensation increased by $1.3 million to $11.0 million for the second quarter of 2004 from $9.7 million for the first quarter of 2004. Approximately $700,000 of this increase resulted from increased headcount. The remaining $600,000 of the increase resulted from deferred and incentive compensation accruals. In June 2004, we awarded 56,080 shares of restricted stock to senior employees who elected to receive restricted stock vesting over 3 years in lieu of cash bonuses to be earned in 2004. We review the adequacy of our deferred and incentive compensation accruals periodically and make adjustments as appropriate.

        The second quarter of 2004 includes stock compensation of $1.3 million related to 575,080 shares of our common stock underlying restricted stock and performance stock awards made to employees subsequent to June 30, 2003. Stock compensation expense related to these awards is expected to be $2.0 million per quarter for the rest of 2004; however, this amount may be affected by future grants or forfeitures. There was no stock compensation expense during the first six months of 2003. Stock compensation expense for the first six months of 2004 was $1.9 million.

        The occupancy expense increase in the second quarter of 2004 was due to the banking and lending offices acquired and to leasehold improvements write-offs totaling $295,000 related to the relocation of a branch office. Intangible asset amortization increased during all periods because of the core deposit and customer relationship intangibles added by the Verdugo, FC Financial, and Harbor National acquisitions.

        Other noninterest expense includes, among other items, customer related expenses, stationary and supplies, miscellaneous staffing costs, fees paid to correspondent banks, shareholder expenses, director fees and operational losses. In the second quarter of 2004, we recognized $158,000 of due diligence costs related to terminated acquisition discussions.

        Income Taxes.    Our normal effective income tax rate is approximately 42.0%, representing a blend of the statutory federal income tax rate of 35.0% and the California income tax rate of 10.84%. Due to the exclusion from taxable income of income on certain investments, our actual effective income tax rates ranged from 40.4% to 40.6% for the three and six month periods ended June 30, 2004 and 2003.

Balance Sheet Analysis

        Loans.    The following table presents the balance of each major category of loans at the dates indicated.

	At June 30, 2004		At December 31, 2003
	Amount	% of total	Amount	% of total
	(Dollars in thousands)
Loan Category:
Domestic:
Commercial	$542,052	28%	$426,796	26%
Real estate, construction	429,652	22%	347,321	22%
Real estate, mortgage	855,447	43%	712,390	45%
Consumer	41,087	2%	31,383	2%
Foreign:
Commercial	74,191	4%	67,821	4%
Other	14,355	1%	14,895	1%

Gross loans	1,956,784	100%	1,600,606	100%
Less: deferred fees and costs	(6,683)		(4,769)
Less: allowance for loan losses	(30,349)		(25,752)

Total net loans	$1,919,752		$1,570,085

        The increase in loans since year-end is attributable to both the $205.0 million of net loans acquired in the FC Financial and Harbor National acquisitions along with net organic loan growth of $145.7 million.

        Allowance for Loan Losses.    The following table presents the changes in our allowance for loan losses for the periods indicated.

	As of or for the Periods Ended
	6 Months 6/30/04	3 Months 3/31/04	Year 12/31/03	6 Months 6/30/03	3 Months 3/31/03
	(Dollars in thousands)
Balance at beginning of period	$25,752	$25,752	$24,294	$24,294	$24,294
Loans charged off:
Commercial	(1,218)	(1,013)	(3,331)	(2,484)	(1,131)
Real estate—construction	—	—	—	—	—
Real estate—mortgage	(30)	—	—	—	—
Consumer	(202)	(171)	(1,145)	(708)	(538)
Foreign	(344)	(341)	—	—	—

Total loans charged off	(1,794)	(1,525)	(4,476)	(3,192)	(1,669)

Recoveries on loans charged off:
Commercial	1,149	461	2,453	1,455	1,199
Real estate—construction	—	—	—	—	—
Real estate—mortgage	45	5	84	65	—
Consumer	163	92	468	326	161
Foreign	15	15	—	—	—

Total recoveries on loans charged off	1,372	573	3,005	1,846	1,360

Net loans charged off	(422)	(952)	(1,471)	(1,346)	(309)
Provision for loan losses	200	—	300	300	120
Additions due to acquisitions	4,819	3,258	2,629	633	633

Balance at end of period	$30,349	$28,058	$25,752	$23,881	$24,738

Ratios:
Allowance for loan losses to loans, net	1.56%	1.64%	1.61%	1.67%	1.68%
Allowance for loan losses to nonaccrual loans	354.6%	365.4%	347.5%	245.6%	179.9%
Annualized net charge offs to average loans	0.05%	0.24%	0.10%	0.18%	0.08%

        The allowance for loan losses increased by $4.6 million at June 30, 2004 compared to the balance at December 31, 2003. The increase in the allowance is primarily due to $4.8 million of allowance acquired in the FC Financial and Harbor National acquisitions, offset by the small amount of net charge offs during the year. Management utilizes information currently available to evaluate the allowance for loan losses. However, the allowance for loan losses is subjective in nature and may be adjusted in the future depending on changes in economic conditions or other factors. Although management has established an allowance for loan losses that it considers adequate, there can be no assurance that the established allowance for loan losses will be sufficient to offset losses on loans in the future.

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

        Management is not aware of any additional significant loss potential that has not already been considered in the estimation of the allowance for loan losses. As of June 30, 2004, we had no loans past due 90 days and still accruing interest.

        The following table shows the historical trends in our loans, allowance for loan losses, nonperforming assets and key credit quality statistics as of and for the periods indicated.

	As of or for the Periods Ended
	6 Months 6/30/04	3 Months 3/31/04	12 Months 12/31/03	9 Months 9/30/03	6 Months 6/30/03
	(Dollars in thousands)
Loans, net of deferred fees and costs	$1,950,101	$1,715,605	$1,595,837	$1,546,664	$1,432,423
Allowance for loan losses	30,349	28,058	25,752	25,768	23,881
Average loans, net of deferred fees and costs	1,755,080	1,613,554	1,493,211	1,469,124	1,468,145
Nonaccrual loans	8,559	7,678	7,411	9,509	9,725
Other real estate owned	—	—	—	—	136

Nonperforming assets	$8,559	$7,678	$7,411	$9,509	$9,861

Impaired loans, gross	$8,559	$7,678	$7,411	$9,509	$9,725
Allocated allowance for loan losses	(1,772)	(1,668)	(2,267)	(2,358)	(1,791)

Net investment in impaired loans	$6,787	$6,010	$5,144	$7,151	$7,934

Charged-off loans year-to-date	$1,794	$1,525	$4,476	$4,142	$3,192
Recoveries year-to-date	(1,372)	(573)	(3,005)	(2,687)	(1,846)

Net charge-offs	$422	$952	$1,471	$1,455	$1,346

Allowance for loan losses to loans, net of deferred fees and costs	1.56%	1.64%	1.61%	1.67%	1.67%
Allowance for loan losses to nonaccrual loans and leases	354.6%	365.4%	347.5%	271.0%	245.6%
Allowance for loan losses to nonperforming assets	354.6%	365.4%	347.5%	271.0%	242.2%
Nonperforming assets to loans and OREO	0.44%	0.45%	0.46%	0.61%	0.69%
Annualized net charge offs to average loans, net of deferred fees and costs	0.05%	0.24%	0.10%	0.13%	0.18%
Nonaccrual loans to loans, net of deferred fees and costs	0.44%	0.45%	0.46%	0.61%	0.68%

        Nonaccrual loans as a percentage of net loans was 0.44% at June 30, 2004 and has remained relatively unchanged since December 31, 2003. The decline from a year ago levels and the continued low ratio is attributable to our loan monitoring process, as well as the impact the low interest rate environment has on the ability of borrowers to repay loans.

        We experienced recoveries of $799,000 for the second quarter of 2004, of which $405,000 related to one credit. The high level of recoveries experienced during the second quarter may not reoccur. Nonaccrual loans increased over the first quarter mainly due to a loan for $1.3 million being added to nonaccrual offset by repayments on other nonaccrual loans.

        Deposits.    The following table presents the balance of each major category of deposits at the dates indicated.

	At June 30, 2004		At December 31, 2003
	Amount	% of deposits	Amount	% of deposits
	(Dollars in thousands)
Noninterest-bearing	$952,903	44%	$814,365	42%
Interest-bearing:
Interest checking	188,170	9	181,223	9
Money market accounts	662,324	31	585,628	30
Savings	86,902	4	72,876	4
Time deposits under $100,000	90,954	4	110,720	6
Time deposits over $100,000	170,053	8	184,857	9

Total interest-bearing	1,198,403	56	1,135,304	58

Total deposits	$2,151,306	100%	$1,949,669	100%

        Deposit balances increased by $201.6 million at June 30, 2004 when compared to the December 31, 2003 balances. The growth in deposits is attributable to both organic growth and deposits acquired in the Harbor National acquisition. Deposits acquired in the Harbor National acquisition totaled $156.8 million.

Regulatory Matters

        The regulatory capital guidelines as well as the actual capital ratios for First National, Pacific Western, and the Company as of June 30, 2004, are as follows:

	Minimum Regulatory Requirements		Actual
	Well Capitalized	First National	Pacific Western	Company Consolidated
Tier 1 leverage capital ratio	5.00%	9.68%	8.20%	8.63%
Tier 1 risk-based capital ratio	6.00%	10.22%	8.98%	9.26%
Total risk-based capital	10.00%	11.48%	10.09%	10.53%

        We have issued and outstanding trust preferred securities totaling $118.0 million, the majority of which is treated as regulatory capital, for purposes of determining the Company's capital ratios. The Board of Governors of the Federal Reserve System, which is the holding Company's banking regulator, has proposed to modify its rule on the amount of trust preferred securities that may be included in regulatory capital. As the final ruling has not been issued, it is not possible to estimate the effect, if any, on the Company's regulatory capital as a result of any future action taken by the Board of Governors of the Federal Reserve System.

        On April 8, 2004, First National Bank entered into a memorandum of understanding, an informal administrative action, with the Office of the Comptroller of the Currency, which we refer to as the OCC, with respect to First National's compliance with Bank Secrecy Act/Anti-Money Laundering ("BSA/AML") regulations. The memorandum requires us to evaluate and strengthen our BSA/AML program and processes. The memorandum is limited in scope to BSA/AML issues and management believes that it will have no material impact on our operating results or financial condition and that, unless we fail to adequately address the concerns of the OCC, the memorandum will not constrain our business. Management believes it has addressed all the matters contained in the memorandum and submitted written responses to the OCC. The OCC has acknowledged receipt of our submissions and indicated that they will be reviewed in the normal course. We are committed to resolving the issues addressed in the memorandum as promptly as possible and believe we have adequately satisfied all aspects of the memorandum to date.

Liquidity Management

        Liquidity.    The goals of our liquidity management are to ensure the ability of the Company and our Banks to meet their financial commitments when contractually due and to respond to other demands for funds such as the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers who may need assurance that sufficient funds will be available to meet their credit needs. We have an Asset/Liability Management Committee, or ALM Committee, responsible for managing balance sheet and off-balance sheet commitments to meet the needs of customers while achieving our financial objectives. Our ALM Committee meets regularly to review funding capabilities, current and forecasted loan demand and investment opportunities. The Company's off-balance sheet commitments relate primarily, but not exclusively, to unfunded loan commitments and letters of credit, which collectively totaled $786.6 million as of June 30, 2004.

        Historically, the Banks' overall liquidity sources are their core deposit bases. The Banks have not relied on large denomination time deposits. To meet short-term liquidity needs, the Banks maintain what we believe are adequate balances in Federal funds sold, interest-bearing deposits in financial institutions and investment securities having maturities of five years or less. On a consolidated basis, liquid assets (cash, Federal funds sold, interest-bearing deposits in other financial institutions and investment securities available-for-sale) as a percent of total deposits were 18.9% and 26.8% as of June 30, 2004 and December 31, 2003.

        As an additional source of liquidity, the Banks maintain aggregate lines of credit of $110.0 million with correspondent banks for the purchase of overnight funds. These lines are subject to availability of funds. The Banks have also established secured borrowing relationships with the Federal Home Loan Bank of San Francisco, which we refer to as the FHLB, which would allow the Banks to borrow up to approximately $210 million in the aggregate. As of June 30, 2004, First National had borrowed $60.6 million from the FHLB, which was comprised of $5.6 million of overnight borrowings and $55.0 million due on December 3, 2004. Additionally, to meet liquidity needs, the Banks are permitted to, and frequently may, loan to and borrow from each other in accordance with federal regulations.

        On a stand-alone basis, the Company's sources of liquidity include dividends from the Banks and our ability to raise capital, issue subordinated debt and secure outside borrowings. The ability of the Company to obtain funds for the payment of dividends to our shareholders and for other cash requirements is largely dependent upon the Banks' earnings. The amount of dividends that the Banks may pay to the Company is restricted by regulatory guidelines. The Company has issued $121.7 million in subordinated debt including $61.9 million issued in the first quarter of 2004 to help finance the FC Financial and Harbor National acquisitions. The Company has established two revolving lines of credit totaling $30.0 million with substantially the same borrowing terms. The Company is able to borrow at a rate equal to the lending banks' federal funds rate plus 1.50%, and as of June 30, 2004, the Company had $9.0 million outstanding under these revolving lines of credit. These credit lines mature in August 2004, and we expect that they will be renewed.

        Contractual Obligations.    The known contractual obligations of the Company at June 30, 2004 are as follows:

	At June 30, 2004
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(In thousands)
Short-term debt obligations	$69,600	$—	$—	$—	$69,600
Long-term debt obligations	—	—	—	121,654	121,654
Operating lease obligations	6,904	12,312	9,590	21,495	50,301
Other contractual obligations	3,052	6,105	1,529	—	10,683

Total	$79,556	$18,417	$11,116	$143,149	$252,238

        Debt obligations and operating lease obligations are discussed in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. The other contractual obligations relate to our minimum liability associated with our data and item processing contract with a third-party provider.

        The contractual obligations table above does not include our merger-related liability which was $5.9 million at June 30, 2004. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements contained in "Item 1. Consolidated Financial Statements (Unaudited)."

        We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity, and continued deposit gathering activities. We believe we have in place sufficient borrowing mechanisms for short-term liquidity needs.

Asset/Liability Management and Interest Rate Sensitivity

        Interest Rate Risk.    We are exposed to credit risk and interest rate risk inherent in our lending and deposit gathering activities. To manage our credit risk, we rely on adherence to our underwriting standards and loan policies as well as our allowance for loan losses methodology. To manage our exposure to changes in interest rates, we perform asset and liability management activities which are governed by guidelines pre-established by our ALM Committee and approved by our Board of Directors. Our ALM Committee monitors our compliance with our asset/liability policies. These policies focus on providing sufficient levels of net interest income while considering acceptable levels of interest rate exposure as well as liquidity and capital constraints.

        Market risk-sensitive instruments are generally defined as derivatives and other financial instruments, which include investment securities, loans, deposits and borrowings. At June 30, 2004, we had not used any derivatives to alter our interest rate risk profile. However, both the repricing characteristics of our fixed rate loans and floating rate loans which have reached their floors, as well as our significant percentage of noninterest-bearing deposits compared to interest-earning assets, may influence our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, interest-bearing deposits in financial institutions, Federal Reserve Bank and Federal Home Loan Bank stock, investment securities, deposits, borrowings and subordinated debentures. At June 30, 2004, we had interest-sensitive assets of $2,261.0 million while interest-sensitive liabilities totaled $1,389.7 million.

        We measure our interest rate risk position on a quarterly basis using three methods: (i) net interest income simulation analysis; (ii) market value of equity modeling; and (iii) traditional gap analysis. The results of these analyses are reviewed by the ALM Committee quarterly. If hypothetical changes to interest rates cause changes to our simulated market value of equity and/or net interest income outside our pre-established limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits. We evaluated the results of our net interest income simulation and market value of equity model prepared as of June 30, 2004. The results of these analyses indicate that our interest rate sensitivity is within limits set by our Board of Directors and that our balance sheet is asset-sensitive. An asset-sensitive balance sheet suggests that in a rising interest rate environment, our net interest margin would increase and during a falling or sustained low interest rate environment, our net interest margin would decrease. The models assume, however, a static balance sheet, i.e., no change in the mix or size of the loan, investment and deposit portfolios.

        Net interest income simulation.    We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of June 30, 2004. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

        The simulation estimates changes in net interest income by calculating the difference between net interest income forecasted using increasing and declining interest rate scenarios and net interest income forecasted using a base market interest rate derived from the current treasury yield curve. In order to arrive at the base case, we extend our balance sheet at June 30, 2004 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products' pricing methodology in effect as of June 30, 2004. Based on such repricings, we calculated estimated net interest income and net interest margin. The effects of certain balance sheet attributes, such as fixed-rate loans, floating rate loans that have reached their floors and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

        The net interest income simulation model includes various assumptions regarding the repricing relationship for each of our assets and liabilities. Many of our assets are floating rate loans, which are assumed to reprice immediately and to the same extent as the change in market rates according to their contracted index. Some loans and investment vehicles include the opportunity of prepayment (imbedded options) and the simulation model uses national indexes to estimate these prepayments and reinvest the proceeds therefrom at current simulated yields. Our non-term deposit products reprice at our discretion and are assumed to reprice more slowly, usually changing less than the change in market rates.

        Further, because the simulation analysis assumes no growth in the balance sheet and that its structure will remain similar to the structure at June 30, 2004, it does not account for all factors that may impact this analysis, including changes by management to mitigate the impact of interest rate changes or the impact a change in interest rates may have on our credit risk profile, loan prepayment estimates and spread relationships which can change regularly. Interest rate changes create changes in actual loan prepayment rates which will differ from the market estimates we used in this analysis. Management reviews the model assumptions for reasonableness on a quarterly basis. The following table presents as of June 30, 2004, forecasted net interest income and net interest margin for the next

12 months using a base market rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points.

Interest rate scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$143,339	13.7%	6.16%	0.73%
Up 200 basis points	$136,205	8.0%	5.86%	0.43%
Up 100 basis points	$129,180	2.5%	5.56%	0.13%
BASE CASE	$126,074	—	5.43%	—
Down 100 basis points	$123,439	(2.1)%	5.32%	(0.11)%
Down 200 basis points	$116,182	(7.8)%	5.01%	(0.42)%
Down 300 basis points	$108,185	(14.2)%	4.67%	(0.76)%

        Our simulation results, which take into account the 0.25% increase in the Federal Reserve Bank federal funds rate that took effect June 30, 2004, and the 0.25% increase in the Banks' prime lending rates that took effect on July 1, 2004, indicate our interest rate risk position was asset sensitive as the simulated impact of an immediate upward movement in interest rates results in increases in net interest income over the subsequent 12 month period while an immediate downward movement in interest rates would result in a decrease in net interest income over the next 12 months. We tend to discount the simulated results of a downward movement in interest rates as not realistic given current market interest rate levels. However, our net interest margin may compress in future periods if our financial instruments continue to reprice downward in this sustained low interest rate environment.

        Market value of equity.    We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as the market value of equity, using a simulation model. This simulation model assesses the changes in the market value of our interest-sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease in market interest rates of 100, 200 and 300 basis points. This analysis assigns significant value to our noninterest-bearing deposit balances which may not necessarily be realized in a bargained sale. The projections are by their nature forward-looking and therefore inherently uncertain, and include various assumptions regarding cash flows and interest rates. This model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Actual loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions.

        The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at June 30,

2004. The following table shows the projected change in the market value of equity for the set of rate shocks presented as of June 30, 2004.

Interest rate scenario	Estimated Market Value	Percentage change From Base	Percentage of total assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$618,846	9.9%	22.7%	177.2%
Up 200 basis points	$606,455	7.7%	22.3%	173.7%
Up 100 basis points	$591,301	5.0%	21.7%	169.3%
BASE CASE	$563,002	—	20.7%	161.2%
Down 100 basis points	$528,737	(6.1)%	19.4%	151.4%
Down 200 basis points	$490,163	(12.9)%	18.0%	140.4%
Down 300 basis points	$448,147	(20.4)%	16.5%	128.3%

        The results of our market value of equity model indicate that an immediate and sustained increase in interest rates would increase the market value of equity from the base case while a decrease in interest rates would decrease the market value of equity.

        Gap analysis.    As part of the interest rate management process we use a gap analysis. A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest-sensitive assets and interest-bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match the volume of interest sensitive assets and interest bearing liabilities repricing over different time intervals. The main focus of this interest rate management tool is the gap sensitivity identified as the cumulative one year gap. The following table illustrates the volume and repricing characteristics of our balance sheet at June 30, 2004 over the indicated time intervals.

	At June 30, 2004
	Amounts Maturing or Repricing In
	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Nonrate- Bearing(1)	Total
	(Dollars in thousands)
ASSETS
Cash and deposits in other financial institutions	$1,107	$1,188	$—	$—	$115,809	$118,104
Federal funds sold	7,500	—	—	—	—	7,500
Investment securities	20,343	36,513	209,950	34,280	—	301,086
Loans, net of deferred fees and costs	1,317,035	94,001	477,933	61,132	—	1,950,101
Other assets	—	—	—	—	345,019	345,019

Total assets	$1,345,985	$131,702	$687,883	$95,412	$460,828	$2,721,810

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing demand deposits	$—	$—	$—	$—	$952,903	$952,903
Interest-bearing demand, money market and savings	937,396	—	—	—	—	937,396
Time certificates of deposit	150,092	96,544	14,073	298	—	261,007
Short term borrowings	14,600	55,000				69,600
Subordinated debentures	103,096	10,310	—	8,248	—	121,654
Other liabilities	—	—	—	—	30,050	30,050
Shareholders' equity	—	—	—	—	349,200	349,200

Total liabilities and shareholders' equity	$1,205,184	$161,854	$14,073	$8,546	$1,332,153	$2,721,810

Period Gap	$140,801	$(30,152)	$673,810	$86,866	$(871,325)
Cumulative interest rate-sensitive assets	$1,345,985	$1,477,687	$2,165,570	$2,260,982
Cumulative interest rate-sensitive liabilities	$1,205,184	$1,367,038	$1,381,111	$1,389,657
Cumulative Gap	$140,801	$110,649	$784,459	$871,325
Cumulative interest-earning assets to cumulative Interest-bearing liabilities	111.7%	108.1%	156.8%	162.7%
Cumulative gap as a percent of:
Total assets	5.2%	4.1%	28.8%	32.0%
Interest-earning assets	6.2%	4.9%	34.7%	38.6%

(1)
Assets or liabilities which do not have a stated interest rate.

        All amounts are reported at their contractual maturity or repricing periods. This analysis makes certain assumptions as to interest rate sensitivity of savings and NOW accounts which have no stated maturity and have had very little price fluctuation in the recent past. Money market accounts are repriced at management's discretion and generally are more rate sensitive.

        The preceding table indicates that we had a positive one year cumulative gap of $110.6 million, or 4.1% total assets, at June 30, 2004. This gap position suggests that we are asset-sensitive and if rates were to increase, our net interest margin would most likely increase. Conversely, if rates were to fall during this period, interest income would decline by a greater amount than interest expense and net income would decrease. The ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year at June 30, 2004 is 108.1%. This one year gap position indicates that interest income is likely to be affected to a greater extent than interest expense for any changes in interest rates within one year from June 30, 2004.

        The gap table has inherent limitations and actual results may vary significantly from the results suggested by the gap table. The gap table is unable to incorporate certain balance sheet characteristics or factors. The gap table assumes a static balance sheet, like the net interest income simulation, and, accordingly, looks at the repricing of existing assets and liabilities without consideration of new loans and deposits that reflect a more current interest rate environment. Unlike the net interest income simulation, however, the interest rate risk profile of certain deposit products and floating rate loans that have reached their floors cannot be captured effectively in a gap table. Although the table shows the amount of certain assets and liabilities scheduled to reprice in a given time frame, it does not reflect when or to what extent such repricings actually may occur. For example, interest-bearing demand, money market and savings deposits are shown to reprice in the first three months, but we may choose to reprice these deposits more slowly and incorporate only a portion of the movement in market rates based on market conditions at that time. Alternatively, a loan which has reached its floor may not reprice even though market rates change causing such loan to act like a fixed rate loan regardless of its scheduled repricing date. For example, a loan already at its floor would not reprice if the adjusted rate was less than its floor. The gap table as presented is not able to factor in the flexibility we believe we have in repricing either deposits or the floors on our loans.

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

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

        On June 8, 2004, we were served with an amended complaint naming the Company and Pacific Western as defendants in a purported class action lawsuit filed in Los Angeles Superior Court. On July 7, 2004, we removed the action to U.S. District Court for the Central Division of California, Western Division (Gilbert et al. v. Cohn et al., Case No. CV-04-4989 WMB (AJWx)). The plaintiffs have attempted to remand the action to the Los Angeles Superior Court. We are named as defendants in our capacity as alleged successors to First Charter Bank, N.A., which the Company acquired in October 2001.

        The lawsuit alleges that a former officer of First Charter Bank and later principal of Four Star Financial Services, LLC ("Four Star"), an affiliate of 900 Capital Services, Inc. ("900 Capital"), improperly induced several First Charter customers to invest in 900 Capital or affiliates of 900 Capital, and further alleges that Four Star, 900 Capital and some of their affiliated entities perpetuated their fraud upon investors through various First Charter accounts with First Charter's purported participation in and/or willful ignorance of the scheme. The actions alleged in the complaint date back to the mid-1990s, and the complaint alleges several counts for relief including fraud, breach of fiduciary duty, relief pursuant to the California Business and Professions Code, negligence and relief under the California Securities Act stemming from an alleged ponzi scheme and sale of securities issued by Four Star. The investment losses to the individually named plaintiffs are specified in the amended complaint to be approximately $5 million. The plaintiffs seek an unspecified level of compensatory and punitive damages on behalf of the individual plaintiffs. While the plaintiffs intend to establish a class for purposes of pursuing a class action, a class has not yet been certified. On July 26, 2004, we filed proofs of claim in the federal bankruptcy proceedings of Four Star and 900 Capital for contribution and indemnity. We believe the allegations set forth in the complaint are factually and legally inaccurate and wholly without merit. We intend to vigorously defend the lawsuit.

        In the ordinary course of our business, we are party to various other legal actions, which we believe are incidental to the operation of our business. Although the ultimate outcome and amount of liability, if any, with respect to these legal actions to which we are currently a party cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to us, any resulting liability is not likely to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. This statement represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from management's opinion based on a variety of factors, including the uncertainties involved in the proof of legal and factual matters in legal proceedings.

ITEM 2. Changes in Securities

Repurchases of Common Stock

        Through the Company's Directors Deferred Compensation Plan, or the DDCP, participants in the plan may invest deferred amounts in the Company's common stock. The Company has the discretion whether to track purchases of common stock as if made, or to fully fund the DDCP via purchases of common stock with deferred amounts. Purchases of Company common stock by the rabbi trust of the DDCP are considered repurchases of common stock by the Company since the rabbi trust is an asset of the Company. Actual purchases of Company common stock via the DDCP are made through open market purchases pursuant to the terms of the DDCP, which since the amendment of the DDCP in August 2003 includes a predetermined formula and schedule for the purchase of such stock in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. Pursuant to the terms of the DDCP, generally, purchases are actually made or deemed to be made in the open market on the 15th of the month (or the next trading day), beginning March 15th, following the day on which deferred amounts are contributed to the DDCP. The table below summarizes the purchases actually made by the DDCP during the quarter ended June 30, 2004.

	Total Shares Purchased	Average Price Per Share	Shares Purchased As Part of a Publicly- Announced Program	Maximum Shares Still Available for Repurchase
April 1 – April 30, 2004	—	—	N/A	N/A
May 1 – May 31, 2004	—	—	N/A	N/A
June 1 – June 30, 2004	2,697	$36.08	N/A	N/A

Total	2,697	$36.08	N/A	N/A

ITEM 3. Defaults Upon Senior Securities

        None.

ITEM 4. Submission of Matters to a Vote of Security Holders

  (a)
  The Company held its annual meeting of shareholders on May 26, 2004.

  (b)
  The following directors were elected at the annual meeting to serve until the next annual meeting of shareholders and thereafter until their successors are duly elected and qualified:

      Stephen M. Dunn
      John M. Eggemeyer
      Barry C. Fitzpatrick
      Charles H. Green
      Susan E. Lester
      Timothy B. Matz
      Arnold W. Messer
      Daniel B. Platt
      Robert A. Stine
      Matthew P. Wagner
      David S. Williams

  (c)
  At the annual meeting, shareholders voted on (1) the election of the Company's directors; and (2) an amendment and restatement of the Company's 2003 Stock Incentive Plan. All nominees for director were elected and the amendment and restatement of the 2003 Stock Incentive Plan was approved. The results of the voting were as follows:

Matter	Votes For	Votes Against	Withheld	Abstentions	Broker Non- votes
Election of Directors:
Stephen M. Dunn	12,503,294	—	16,436	—	—
John M. Eggemeyer	12,283,138	—	236,592	—	—
Barry C. Fitzpatrick	12,507,134	—	12,596	—	—
Charles H. Green	12,503,825	—	15,905	—	—
Susan E. Lester	12,349,120	—	170,610	—	—
Timothy B. Matz	12,349,120	—	170,610	—	—
Arnold W. Messer	12,507,434	—	12,296	—	—
Daniel B. Platt	12,339,756	—	179,974	—	—
Robert A. Stine	12,349,316	—	170,414	—	—
Matthew P. Wagner	12,507,134	—	12,596	—	—
David S. Williams	12,507,430	—	12,300	—	—
Amendment and Restatement of the Company's 2003 Stock Incentive Plan	5,919,874	4,019,602	—	170,698	2,409,556

ITEM 5. Other Information

        None.

ITEM 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation of First Community Bancorp, as amended to date (Exhibit 3.1 to Form 10-Q filed on November 14, 2002 and incorporated herein by this reference).
3.2	Bylaws of First Community Bancorp, as amended to date (Exhibit 4.2 to Form S-3 filed on June 11, 2002 and incorporated herein by this reference).
10.1*	First Community Bancorp 2003 Stock Incentive Plan, as amended and restated, dated April 21, 2004.
31.1	Section 302 Certifications.
32.1	Section 906 Certifications.

*
Management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K.

        On May 20, 2004, the Company filed a Current Report on Form 8-K announcing that it had implemented a blackout period for trading in Company common stock by its directors and executive officers, pursuant to Securities and Exchange Commission Regulation BTR, as a result of a restriction on trading by participants in the Company's 401(k) plans due to the conversion and consolidation of the Company's multiple 401(k) plans into a single, new 401(k) plan.

        On April 22, 2004, the Company filed a Current Report on Form 8-K including a press release announcing earnings and results of operations for the quarter ended March 31, 2004, and announcing the declaration and increase of the dividend per share of Company common stock.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY BANCORP
Date: August 6, 2004	/s/ VICTOR R. SANTORO Victor R. Santoro Executive Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
  ITEM 1. Unaudited Consolidated Financial Statements
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2004
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