Form 10-Q
period 2004-09-30
FIRST COMMUNITY BANCORP /CA/
filed 2004-11-08
CIK 1102112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

(858) 756-3023

(Registrant’s telephone number, including area code)

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

As of November 1, 2004 there were 15,567,876 shares of the registrant’s common stock outstanding, excluding 561,416 shares of unvested restricted stock.

PART I—FINANCIAL INFORMATION

ITEM 1. Unaudited Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Dollars in thousands, except share data)
Assets:
Cash and due from banks	$91,061	$101,968
Federal funds sold	16,200	2,600
Total cash and cash equivalents	107,261	104,568
Interest-bearing deposits in financial institutions	1,307	311
Investments:
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	21,800	14,662
Securities available-for-sale (amortized cost of $266,798 at September 30, 2004 and $420,531 at December 31, 2003)	264,237	417,656
Total investments	286,037	432,318
Loans, net of fees	2,055,701	1,595,837
Less: allowance for loan losses	(29,350)	(25,752)
Net loans	2,026,351	1,570,085
Premises and equipment, net	14,637	14,004
Deferred income taxes	23,369	15,577
Accrued interest receivable	8,979	7,432
Goodwill	236,334	199,919
Core deposit and customer relationship intangible assets	23,431	22,037
Cash surrender value of life insurance	51,839	50,287
Other assets	13,815	5,789
Total Assets	$2,793,360	$2,422,327
Liabilities and Shareholders’ Equity:
Liabilities:
Noninterest-bearing deposits	$962,387	$814,365
Interest-bearing deposits	1,171,509	1,135,304
Total deposits	2,133,896	1,949,669
Accrued interest payable and other liabilities	31,272	21,597
Short-term borrowings	145,500	53,700
Subordinated debentures	121,654	59,798
Total Liabilities	2,432,322	2,084,764
Shareholders’ Equity:
Preferred stock; authorized 5,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value; authorized 30,000,000 shares; issued and outstanding 16,130,772 and 15,893,141 at September 30, 2004 and December 31, 2003 (includes 567,646 and 460,000 shares of unvested restricted stock, respectively)	315,369	308,336
Retained earnings	60,893	44,706
Unearned equity compensation	(13,739)	(13,811)
Accumulated other comprehensive income:
Unrealized gains (losses) on securities available-for-sale, net	(1,485)	(1,668)
Total Shareholders’ Equity	361,038	337,563
Total Liabilities and Shareholders’ Equity	$2,793,360	$2,422,327
Book value per share	$22.38	$21.24

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Interest income:
Interest and fees on loans	$34,755	$25,179	$93,336	$76,146
Interest on interest-bearing deposits in financial institutions	12	2	29	11
Interest on investment securities	2,045	2,510	7,529	6,873
Interest on federal funds sold	139	299	280	577
Total interest income	36,951	27,990	101,174	83,607
Interest expense:
Interest expense on deposits	1,728	2,158	5,311	7,558
Interest expense on short-term borrowings	338	54	551	87
Interest expense on subordinated debentures	1,635	732	4,387	2,038
Total interest expense	3,701	2,944	10,249	9,683
Net interest income	33,250	25,046	90,925	73,924
Provision for loan losses	265	—	465	300
Net interest income after provision for loan losses	32,985	25,046	90,460	73,624
Noninterest income:
Service charges and fees on deposit accounts	2,036	2,219	6,461	6,632
Other commissions and fees	948	1,011	2,788	2,713
Gain on sale of loans	233	135	539	721
Gain on sale of securities	—	—	30	1,756
Gain on sale of other real estate owned	—	—	—	340
Increase in cash surrender value of life insurance	458	523	1,454	1,345
Other income	404	1,009	963	1,570
Total noninterest income	4,079	4,897	12,235	15,077
Noninterest expense:
Salaries and employee benefits	11,721	8,082	32,462	24,141
Occupancy	2,664	2,567	7,829	7,004
Furniture and equipment	732	817	2,219	2,404
Data processing	1,041	1,168	3,212	3,665
Other professional services	1,070	723	2,534	1,822
Business development	385	316	951	737
Communications	492	613	1,517	1,672
Insurance and assessments	428	410	1,221	1,137
Cost of real estate owned	—	—	—	168
Intangible asset amortization	899	632	2,416	1,807
Other	1,453	1,692	4,731	4,532
Total noninterest expense	20,885	17,020	59,092	49,089
Earnings before income taxes	16,179	12,923	43,603	39,612
Income taxes	6,603	5,182	17,689	15,995
Net earnings	$9,576	$7,741	$25,914	$23,617
Per share information:
Number of shares (weighted average)
Basic	15,538.6	15,401.9	15,493.5	15,367.6
Diluted	16,044.9	15,897.1	15,987.1	15,819.5
Net earnings per share
Basic	$0.62	$0.50	$1.67	$1.54
Diluted	$0.60	$0.49	$1.62	$1.49
Dividends declared per share	$0.22	$0.1875	$0.6275	$0.4875

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
Net earnings	$9,576	$7,741	$25,914	$23,617
Other comprehensive income, net of related income taxes:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	2,207	(2,662)	41	(2,431)
Reclassifications of realized (losses) gains included in earnings	—	—	(142)	639
Total other comprehensive income	2,207	(2,662)	183	(3,070)
Comprehensive income	$11,783	$5,079	$26,097	$20,547

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2004	2003
	(In thousands)
Cash flows from operating activities:
Net earnings	$25,914	$23,617
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	7,043	6,709
Provision for loan losses	465	300
Gain on sale of OREO	—	(340)
Gain on sale of loans	(539)	(721)
Gain on sale of securities	(30)	(1,756)
Real estate valuation adjustments	—	153
Loss (gain) on sale of premises and equipment	18	(6)
Amortization of unearned compensation related to restricted stock	4,409	446
Tax benefit of stock option exercises	914	—
Accrued and deferred income taxes, net	9,347	1,067
Increase in other assets	(4,587)	(15,185)
Decrease in accrued interest payable and other liabilities	(10,198)	(3,234)
Dividends on FHLB stock	(223)	(59)
Net cash provided by operating activities	32,533	10,991
Cash flows from investing activities:
Net cash and cash equivalents acquired (paid) in acquisition of:
Bank of Coronado	—	372
Verdugo Banking Company	—	(1,178)
First Community Financial Corporation	(36,035)	—
Harbor National Bank	(1,312)	—
Net (increase) decrease in loans, net	(261,201)	84,185
Proceeds from sale of loans	9,989	6,804
Net decrease in interest-bearing deposits in financial institutions	2,472	774
Proceeds from sale of securities held-to-maturity	—	3,452
Maturities of securities held-to-maturity	—	3,360
Maturities of securities available-for-sale	89,678	148,764
Proceeds from sale of securities available-for-sale	64,662	179,916
Purchases of securities available-for-sale	(2,721)	(449,722)
Net purchases of FRB and FHLB stock	(5,922)	(5,013)
Proceeds from sale of OREO	—	3,309
Purchases of premises and equipment, net	(1,923)	(3,237)
Proceeds from sale of premises and equipment	18	7
Net cash used in investing activities	(142,295)	(28,207)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	87,270	54,074
Net decrease in interest-bearing deposits	(59,826)	(62,116)
Proceeds from issuance of subordinated debentures	61,856	20,620
Proceeds from exercise of stock options	1,782	1,417
Repayment of acquired debt	(60,700)	—
Net increase in short-term borrowings	91,800	12,777
Cash dividends paid	(9,727)	(7,497)
Net cash provided by financing activities	112,455	19,275
Net increase in cash and cash equivalents	2,693	2,059
Cash and cash equivalents at beginning of period	104,568	124,366
Cash and cash equivalents at end of period	$107,261	$126,425
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$9,809	$9,689
Cash paid during period for income taxes	11,188	11,111
Transfer from loans to loans held-for-sale	9,450	6,353

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

NOTE 1—BASIS OF PRESENTATION

We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our banking subsidiaries. As of September 30, 2004, those subsidiaries were First National Bank, which we refer to as First National, and Pacific Western National Bank, or Pacific Western. We refer to Pacific Western and First National herein as the “Banks” and when we say “we”, “our” or the “Company”, we mean the Company on a consolidated basis with the Banks. When we refer to “First Community” or to the holding company, we are referring to the parent company on a stand-alone basis.

We completed thirteen acquisitions from May 2000 through September 30, 2004. This includes the merger whereby the former Rancho Santa Fe National Bank and First Community Bank of the Desert became wholly-owned subsidiaries of the Company in a pooling-of-interests transaction. The other acquisitions have been accounted for using the purchase method of accounting and, accordingly, their operating results have been included in the consolidated financial statements from their respective dates of acquisition.

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

Prior to December 31, 2003, the Company issued $58 million of trust preferred securities. Pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities, we deconsolidated our trust preferred entities at December 31, 2003. The overall effect of the deconsolidation on our financial position and operating results was not material.

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

(c) Reclassifications

Certain prior period amounts have been reclassified to conform to the current year’s presentation.

NOTE 2—ACQUISITIONS

We completed the following acquisitions during the time period of January 1, 2003 to September 30, 2004, using the purchase method of accounting, and accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective dates of acquisition:

Acquisition	Bank of Coronado	Verdugo Banking Company	FC Financial	Harbor National
Date Acquired	January 2003	August 2003	March 2004	April 2004
	(In thousands)
Assets Acquired:
Cash and cash equivalents	$ 11,974	$ 33,075	$ 3,965	$ 34,338
Interest-bearing deposits in financial institutions	100	—	—	3,468
Investment securities	2,699	—	—	993
Loans, net	63,891	147,471	72,708	132,272
Premises and equipment	261	82	106	1,123
Goodwill	7,250	22,080	23,038	22,865
Core deposit and customer relationship intangible assets	714	4,376	2,518	1,292
Other assets	1,601	4,467	2,251	1,999
Total assets acquired	88,490	211,551	104,586	198,350
Liabilities Assumed:
Noninterest-bearing deposits	(17,079)	(48,642)	—	(60,752)
Interest-bearing deposits	(56,007)	(119,111)	—	(96,031)
Short-term borrowings	—	—	(60,700)
Accrued interest payable and other liabilities	(3,802)	(9,545)	(3,886)	(5,917)
Total liabilities assumed	(76,888)	(177,298)	(64,586)	(162,700)
Total cash consideration paid	$ 11,602	$ 34,253	$ 40,000	$ 35,650

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

NOTE 2—ACQUISITIONS (Continued)

Harbor National Bank.

On April 16, 2004, we acquired Harbor National Bank, or Harbor National, based in Newport Beach, California. We paid $35.7 million in cash for all the outstanding shares of common stock and options of Harbor National. At the time of the merger, Harbor National was merged into Pacific Western.

Merger Related Liabilities.

We recorded the estimated merger-related charges associated with each acquisition as a liability as part of the purchase price allocation. Merger and integration expenses are summarized in the categories set forth in the table below. System conversion and integration costs include contract termination charges and other charges include investment banking, legal and other professional fees and shareholder expenses. The activity in our merger-related liability for the nine months ended September 30, 2004, is as follows:

	Severance and Employee- related	System Conversion and Integration	Asset Write- downs, Lease Terminations and Other Facilities-related	Other	Total
	(In thousands)
Balance at December 31, 2003	$ 1,178	$ 431	$ 3,712	$ 616	$ 5,937
Additions related to 2004 acquisitions	975	600	320	3,757	5,652
Non-cash write-downs and other	(131)	7	(46)	(27)	(197)
Cash outlays	(1,422)	(519)	(1,298)	(3,373)	(6,612)
Balance at September 30, 2004	$ 600	$ 519	$ 2,688	$ 973	$ 4,780

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets arise from purchase business combinations. Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, requires all business combinations to be accounted for under the purchase method of accounting. SFAS No. 142 addresses the initial recognition and measurement of goodwill and other intangible assets acquired as a result of a business combination and the recognition and measurement of those assets subsequent to acquisition. Under SFAS No. 142, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized, but instead are tested for impairment annually, or more frequently, whenever certain events occur. We performed our annual test for impairment as of June 30, 2004, and concluded that there was no impairment in our goodwill at that time.

SFAS No. 142 also requires intangible assets with definite lives to be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. We recorded the aggregate values of the core deposit and customer relationship intangibles separate from goodwill and are amortizing them over their estimated useful lives of approximately 10 years and 55 months, respectively.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The changes in the carrying amounts of goodwill and other intangible assets for the nine months ended September 30, 2004 are as follows:

	Goodwill	Core Deposit and Customer Relationship Intangibles
	(In thousands)
Balance as of December 31, 2003	$ 199,919	$ 22,037
FC Financial acquisition	23,038	2,518
Harbor National acquisition	22,865	1,292
Adjustment related to income taxes	(9,488)	—
Amortization	—	(2,416)
Balance as of September 30, 2004	$ 236,334	$ 23,431

During the third quarter of 2004, we filed our 2003 Federal income tax return. During the process of preparing this tax return we were able to confirm the amounts relating to income tax assets and liabilities and certain acquired net operating loss carryforwards. As a result of this process, income tax assets and liabilities were increased, and goodwill was reduced, by $9.5 million. We expect to complete and file final income tax returns for certain acquired entities during the next two quarters. Completion and filing of these tax returns may result in further adjustments to goodwill.

NOTE 4—INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale as of September 30, 2004 are as follows:

	September 30, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury and government agency securities	$ 13,591	$ 6	$ 133	$ 13,464
Municipal securities	11,586	307	6	11,887
Mortgage-backed and other securities	241,621	707	3,442	238,886
Total	$ 266,798	$ 1,020	$ 3,581	$ 264,237

The maturity distribution based on amortized cost and fair value as of September 30, 2004, by contractual maturity, is shown below. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity Distribution as of September 30, 2004
	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$ 5,423	$ 5,438
Due after one year through five years	37,584	37,403
Due after five years through ten years	23,795	24,292
Due after ten years	199,996	197,104
Total	$ 266,798	$ 264,237

NOTE 4—INVESTMENT SECURITIES (Continued)

The following table presents the fair value and the unrealized loss on securities that were temporarily impaired as of September 30, 2004 for less than 12 months and 12 months or longer.

	Less than 12 months		12 months or longer		Total
Descriptions of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and government agency securities	$ 4,956	$ 25	$ 4,892	$ 108	$ 9,848	$ 133
Municipal securities	966	4	623	2	1,589	6
Mortgage-backed securities and other securities	57,726	843	133,892	2,599	191,618	3,442
Total temporarily impaired securities	$ 63,648	$ 872	$ 139,407	$ 2,709	$ 203,055	$ 3,581

The temporary impairment is a result of the level of market interest rates and is not a result of the underlying issuers’ ability to repay. Accordingly, we have not recognized the temporary impairment as a loss in our consolidated results of operations.

In March 2004, the Emerging Issues Task Force reached a consensus opinion in Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” with respect to determining whether an investment is considered impaired, whether the identified impairment is considered other-than-temporary, how to measure other-than-temporary impairment, and how to disclose unrealized losses on investments that are not other-than-temporary impairments. Adoption of the new measurement requirements has been delayed by the FASB pending reconsideration of implementation guidance relating to debt securities that are impaired solely due to market interest rate fluctuations. We have included the new disclosure requirements in our 2003 Annual Report on Form 10-K and in this Quarterly Report on Form 10-Q.

NOTE 5—NET EARNINGS PER SHARE

The following is a summary of the calculation of basic and diluted net earnings per share for the three and nine months ended September 30, 2004 and 2003.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net earnings	$ 9,576	$ 7,741	$ 25,914	$ 23,617
Weighted average shares outstanding used for basic net earnings per share	15,538.6	15,401.9	15,493.5	15,367.6
Effect of dilutive stock options and restricted stock	506.3	495.2	493.6	451.9
Diluted weighted average shares outstanding	16,044.9	15,897.1	15,987.1	15,819.5
Net earnings per share:
Basic	$ 0.62	$ 0.50	$ 1.67	$ 1.54
Diluted	$ 0.60	$ 0.49	$ 1.62	$ 1.49

Diluted earnings per share does not include all potentially dilutive shares that may result from outstanding stock options and restricted and performance stock awards which may eventually vest. The number of common shares underlying stock options and shares of restricted and performance stock which were outstanding but not included in the calculation of diluted net earnings per share were 991,112 and 1,027,547 for the quarters ended September 30, 2004 and 2003, and 1,003,797 and 1,070,917 for the nine month periods ended September 30, 2004 and 2003.

NOTE 6—STOCK COMPENSATION

Stock Options.

The Company adopted the fair value method of accounting for stock options effective January 1, 2003, using the prospective method of transition specified in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. The cost of all stock options granted on or after January 1, 2003, is based upon their fair value and is included as a component of salaries and employee benefits expense over the vesting period for such options. The effect of adoption had no material effect on either the Company’s financial condition or results of operations. For stock options granted prior to January 1, 2003, the Company continues to apply the intrinsic value-based method of accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which compensation cost is recognized only when the option exercise price is less than the fair market value of the underlying stock on the date of grant.

Had we determined compensation expense based on the fair value method at the grant date for all of our stock options granted, our net earnings and related earnings per share would have been reduced to the pro forma amounts reflected in the table below.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Reported net earnings	$9,576	$7,741	$25,914	$23,617
Add: Stock based compensation expense included in net earnings, net of income tax	1,447	267	2,557	267
Deduct: All stock based compensation expense, net of tax	(1,584)	(372)	(2,969)	(719)
Pro forma net earnings	$9,439	$7,636	$25,502	$23,165
Basic net earnings per share as reported	$0.62	$0.50	$1.67	$1.54
Pro forma basic net earnings per share	$0.61	$0.50	$1.65	$1.51
Diluted net earnings per share as reported	$0.60	$0.49	$1.62	$1.49
Pro forma diluted net earnings per share	$0.59	$0.48	$1.60	$1.46

Restricted Stock.

At September 30, 2004, there were outstanding 312,646 shares of unvested restricted common stock and 255,000 shares of unvested restricted performance common stock. The granted shares of restricted common stock will vest over a service period of three to four years from date of the grant. The granted shares of performance common stock will vest in full or in part on the date the Compensation, Nominating and Governance (“CNG”) Committee of the Board of Directors, as Administrator of the Company’s 2003 Stock Incentive Plan (the “Plan”), determines that the Company achieved certain financial goals established by the CNG Committee and set forth in the grant documents. The granted shares of performance common stock expire seven years from the date of grant. Prior to vesting of the restricted common stock or performance common stock, each grant recipient is entitled to receive dividends with respect to the shares of granted stock, subject to termination of such rights under the terms of the Plan. Only vested shares of restricted common stock or performance stock may be voted by the grant recipient. Both restricted common stock and performance common stock vest immediately upon a change in control of the Company as defined in the Plan.

At the time the shares of restricted and performance common stock were granted, the fair market value of the common stock for the net outstanding shares was approximately $19.2 million. Such amount was recorded within shareholders’ equity by increasing common stock and recording unearned equity compensation. The unearned equity compensation is being amortized to compensation expense over the

NOTE 6—STOCK COMPENSATION (Continued)

vesting periods using of the straight-line method. Performance stock vesting could be over a shorter period if related financial targets are met earlier than anticipated. Compensation expense related to the restricted and performance stock awards approximated $2.5 million and $4.4 million during the quarter and nine months ended September 30, 2004. For 2003, compensation expense related to the restricted and performance stock awards approximated $446,000 for both the quarter and nine months ended September 30, 2003. This expense is included in salaries and employee benefits expense in the accompanying consolidated statements of earnings.

NOTE 7—BORROWINGS AND SUBORDINATED DEBENTURES

Borrowings.

At September 30, 2004, we had $145.5 million of borrowings outstanding. Borrowings included advances from the Federal Home Loan Bank of San Francisco of $82.5 million in overnight money and $55.0 million of fixed rate advances at 1.59% which mature on December 3, 2004. Additionally, we had an aggregate of $8.0 million outstanding on our lines of credit which carry an adjustable rate based on the lenders’ respective Federal Funds rates plus 150 basis points. The weighted average cost of short-term borrowings was 1.91% at September 30, 2004. In August and September 2004, we renewed our revolving lines of credit and the terms and conditions related to these credit lines remained substantially unchanged from the original credit agreements. These credit lines mature in August 2005. As of September 30, 2004, we, and where applicable, the Banks, were in compliance with all covenants contained in the agreements.

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

The Company had an aggregate of $121.7 million of subordinated debentures outstanding with a weighted average cost of 5.22% at September 30, 2004. The subordinated debentures were issued in seven separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued trust preferred securities. The proceeds from the issuance of the securities were used primarily to fund several of our acquisitions. Generally and with certain limitations, we are permitted to call the debentures in the first five years if the prepayment election relates to one of the following three events: (i) a change in the tax treatment of the debentures stemming from a change in the IRS laws; (ii) a change in the regulatory treatment of the underlying trust preferred securities as Tier 1 capital; and (iii) a requirement to register the underlying trust as a registered investment company. Under certain of our series of issuances, redemption in the first five years may be subject to a prepayment penalty. Trust I may not be called for 10 years from the date of issuance unless one of the three events described above has occurred and then a prepayment penalty applies. In addition, there is a prepayment penalty if the Trust I debentures are called 10 to 20 years from the date of its issuance, although they may be called at par after 20 years.

NOTE 7—BORROWINGS AND SUBORDINATED DEBENTURES (Continued)

The following table summarizes the terms of each issuance.

Series	Date Issued	Amount	Maturity Date	Earliest Call Date By Company Without Penalty(1)	Fixed or Variable Rate	Rate Adjuster	Current Rate	Next Reset Date
	(Dollars in thousands)
Trust I	9/7/2000	$8,248	9/7/2030	9/7/2020	Fixed	N/A	10.60%	N/A
Trust II	12/18/2001	10,310	12/18/2031	12/18/2006	Variable	3-month LIBOR +3.60%	5.51%	12/18/2004
Trust III	11/28/2001	10,310	12/8/2031	12/8/2006	Variable	6-month LIBOR +3.75%	5.61%	12/7/2004
Trust IV	6/26/2002	10,310	6/26/2032	6/26/2007	Variable	3-month LIBOR +3.55%	5.50%	12/26/2004
Trust V	8/15/2003	10,310	9/17/2033	9/17/2008	Variable	3-month LIBOR +3.10%	4.99%	12/17/2004
Trust VI	9/3/2003	10,310	9/15/2033	9/15/2008	Variable	3-month LIBOR +3.05%	4.93%	12/16/2004
Trust VII	2/4/2004	61,856	4/23/2034	4/23/2009	Variable	3-month LIBOR +2.75%	4.91%	1/28/2005

(1)             As described above, certain issuances may be called earlier without penalty upon the occurrence of certain events.

As previously mentioned, the subordinated debentures were issued to trusts established by us, which in turn issued $118 million of trust preferred securities.  Trust preferred securities are presently considered Tier 1 capital for regulatory capital purposes. The Board of Governors of the Federal Reserve System, which is the Company’s primary regulator, has proposed to modify its rule on the amount of trust preferred securities that may be included in regulatory capital. As the final ruling has not been issued, it is not possible to estimate the effect, if any, such final rule would have on the Company’s Tier I regulatory capital.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Lending Commitments.

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

Commitments to extend credit amounting to $789.2 million and $570.0 million were outstanding as of September 30, 2004 and December 31, 2003. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit and financial guarantees amounting to $63.8 million and $31.4 million were outstanding as of September 30, 2004 and December 31, 2003. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees expire within one year from the date of issuance. The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate that any material loss will result from the outstanding commitments to extend credit, standby letters of credit or financial guarantees.

Legal Matters.

On June 8, 2004, we were served with an amended complaint naming the Company and Pacific Western as defendants in a purported class action lawsuit filed in Los Angeles Superior Court. We are

NOTE 8—COMMITMENTS AND CONTINGENCIES (Continued)

named as defendants in our capacity as alleged successors to First Charter Bank, N.A., which the Company acquired in October 2001.

The lawsuit alleges that a former officer of First Charter Bank who later became a principal of Four Star Financial Services, LLC (“Four Star”), an affiliate of 900 Capital Services, Inc. (“900 Capital”), improperly induced several First Charter customers to invest in 900 Capital or affiliates of 900 Capital and further alleges that Four Star, 900 Capital and some of their affiliated entities perpetuated their fraud upon investors through various First Charter accounts with First Charter’s purported participation in and/or willful ignorance of the scheme.  The key allegations against First Charter in the complaint date back to the mid-1990s and the complaint alleges several counts for relief including fraud, breach of fiduciary duty, relief pursuant to the California Business and Professions Code, negligence and relief under the California Securities Act stemming from an alleged ponzi scheme and sale of securities issued by Four Star.  In disclosures provided to the parties, plaintiffs have asserted that “the named plaintiffs have suffered losses well in excess of $3.85 million,” and plaintiffs have asserted that “losses to the class total many tens of millions of dollars.”  While the plaintiffs intend to establish a class for purposes of pursuing a class action, a class has not yet been certified.  On July 7, 2004, we removed the action to U.S. District Court for the Central District of California.  On July 26, 2004, we filed proofs of claim in the federal bankruptcy proceedings of Four Star and 900 Capital for contribution and indemnity.  On October 14, 2004, the District Court remanded most of the action to the Los Angeles Superior Court, and transferred the fraudulent transfer claim and a request for disgorgement to the U.S. Bankruptcy Court for the Central District of California.  The matter is in the initial stages of discovery.  We believe the complaint is flawed in numerous respects and that the theories pleaded against us are without merit.  We are vigorously defending the lawsuit.  At this early stage of litigation, we do not believe it is feasible to accurately assess the likely outcome, the timing of its resolution, or whether it will have a material adverse effect on the Company’s consolidated financial position, results of operation or cash flows.

In the ordinary course of our business, we are party to various other legal actions, which we believe are incidental to the operation of our business.  Although the ultimate outcome and amount of liability, if any, with respect to these other legal actions to which we are currently a party cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to us, any resulting liability is not likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.  This statement represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995.  Actual results could differ materially from management’s opinion based on a variety of factors, including the uncertainties involved in the proof of legal and factual matters in legal proceedings.

NOTE 9—REGULATORY MATTERS

On April 8, 2004, First National Bank entered into a memorandum of understanding, an informal administrative action, with the Office of the Comptroller of the Currency, which we refer to as the OCC, with respect to First National’s compliance with Bank Secrecy Act/Anti-Money Laundering (“BSA/AML”) regulations. The memorandum requires us to evaluate and strengthen our BSA/AML program and processes. The memorandum is limited in scope to BSA/AML issues and management believes that it will have no material impact on our operating results or financial condition and that, unless we fail to adequately address the concerns of the OCC, the memorandum will not constrain our business. Management believes it has addressed all the matters contained in the memorandum and we have submitted written responses to the OCC. The OCC has acknowledged receipt of our submissions and indicated that they will be reviewed in the normal course. We are committed to resolving the issues addressed in the memorandum and believe we have adequately satisfied all aspects of the memorandum to date.

NOTE 10—COMMON STOCK CASH DIVIDEND

On October 20, 2004, our Board of Directors declared a quarterly cash dividend of $0.22 per common share payable on November 30, 2004 to shareholders of record at the close of business on November 15, 2004.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q (the “Quarterly Report”) contains certain forward-looking information about the Company and its subsidiaries, which statements are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company. The Company cautions readers that a number of important factors could cause actual results to differ materially from those expressed in, implied or projected by, such forward-looking statements. Risks and uncertainties include, but are not limited to:

•       planned acquisitions and related cost savings cannot be realized or realized within the expected time frame;

•       revenues are lower than expected;

•       credit quality deterioration which could cause an increase in the provision for loan losses;

•       competitive pressure among depository institutions increases significantly;

•       the Company’s ability to successfully integrate acquired entities, or to achieve expected synergies and operating efficiencies within expected time-frames or at all;

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

•       legislative or regulatory requirements or changes adversely affecting the Company’s business;

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

The Banks are full-service community banks offering a broad range of banking products and services including: accepting time and demand deposits, originating commercial loans, including asset-based lending and factoring, real estate and construction loans, Small Business Administration guaranteed loans, or SBA loans, consumer loans, mortgage loans, international loans for trade finance and other business-oriented products. At September 30, 2004, our gross loans totaled $2,062.6 million and consisted of commercial loans (32%), commercial real estate loans (65%), including construction loans, and consumer and other loans (3%). The portfolio’s value and credit quality is affected in large part by real estate trends in Southern California. These percentages also include some foreign loans, primarily to individuals or entities with business in Mexico, representing 5% of total loans. Special services and requests beyond the lending limits of the Banks can be arranged through correspondent banks.

The Banks compete actively for deposits, and we tend to solicit noninterest-bearing deposits. In managing our business, we focus on loan growth and loan yield, deposit cost, and net interest margin, as net interest income, on a year-to-date basis, accounts for 88% of our net revenues (net interest income plus noninterest income).

On March 1, 2004, we acquired FC Financial and established it as a wholly-owned operating subsidiary of First National. On April 16, 2004, we acquired Harbor National and merged it into Pacific Western.

Key Performance Indicators

Among other factors, our operating results depend generally on the following:

The Level of Our Net Interest Income

Net interest income is the excess of interest earned on our interest-earning assets over the interest paid on our interest-bearing liabilities. Our primary interest-earning assets are loans and investment securities. Our primary interest-bearing liabilities are deposits, borrowings, and subordinated debentures. We attempt to increase interest income by concentrating our interest-earning assets in loans, as they are our highest yielding product. During the third quarter of 2004, we gradually raised our bank prime rate to 4.75%; this represents a 75 basis point increase over our rate at June 30, 2004 and one year ago. We expect our yield on loans to increase as interest rates rise generally; such  increase may be moderated, however, by interest rate floors that we have set at or above prevailing interest rates on a large portion of our floating rate loans. Further, in an effort to increase our net interest income we focus on maintaining a high level of noninterest-bearing deposits. At September 30, 2004, approximately 45% of our deposits were noninterest-bearing deposits. We further reduce interest expense by limiting our borrowings, and funding our loans through deposits. Although we have borrowing capacity under various credit lines, we have traditionally borrowed funds only for short term liquidity needs such as meeting loan demand, managing deposit flows, and interim acquisition financing. More recently, reduced deposit flows relative to loan growth have caused us to rely more on our borrowing capacity to fund loans. Our general policy is to price our interest-bearing deposits in the bottom half or third-quartile of our competitive peer group, resulting in deposit products that bear interest rates at lower yields. While our deposit balances will fluctuate depending on deposit holders’ perceptions of alternative yields available in the market, we attempt to minimize these variances by attracting a high percentage of noninterest-bearing deposits, which have no expectation of yield.

Loan Growth

We generally seek new lending opportunities in the $500,000 to $5 million range, try to limit loan maturities for commercial loans to one year, for construction loans up to 18 months, and for commercial real estate loans up to ten years, and price loan products so as to preserve our interest spread and net interest margin. We encounter strong competition in pursuing lending opportunities such that potential borrowers may obtain loans elsewhere for a variety of reasons, including lower interest rates or less stringent credit terms than those we offer. Excluding acquired loan portfolios, our organic loan growth was $105.6 million for the quarter ended September 30, 2004, and $251.3 million for the nine months ended September 30, 2004.

The Magnitude of Credit Losses

We maintain an allowance for loan losses. Loss provisions are charged to operations as and when needed, actual loan losses are charged to the allowance, and recoveries on loans previously charged off are credited to the allowance. We emphasize credit quality in originating and monitoring the loans we make and measure our success by the level of our nonperforming assets and the corresponding level of our allowance. Through focusing on credit quality, the loan portfolio of the Company is generally better than the quality of the loan portfolios we have acquired. Following acquisitions, we generally work to remove problem loans from the portfolio or allow lower credit quality loans to mature, and seek to replace such loans with obligations from borrowers with higher quality credit. Changes in economic conditions, however, such as increases in the general level of interest rates and reduced economic activity, could negatively impact our customers and lead to increased provisions for loan losses.

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

Quarterly Period	Ratio
Third quarter 2004	55.9%
Second quarter 2004	57.4%
First quarter 2004	58.8%
Fourth quarter 2003	53.9%
Third quarter 2003	56.8%
Second quarter 2003	52.0%
First quarter 2003	56.8%

The efficiency ratios reflected above are affected by securities gains recognized in the first quarter of 2004 and the second quarter of 2003. Additionally, our operating results have been influenced significantly by acquisitions; the four acquisitions we completed from January 1, 2003 through September 30, 2004, added approximately $800 million in assets. Our assets at September 30, 2004, total approximately $2.8 billion. Our noninterest expenses have increased for all periods presented in part because of our acquisitions.

Critical Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses, the fair value of financial instruments, and the carrying values of goodwill, other intangible assets and deferred income tax assets. For further information, refer to the Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1. Unaudited Consolidated Financial Statements,” and to our Annual Report on Form 10-K for the year ended December 31, 2003.

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

	For the Quarter Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Net interest income	$33,250	$25,046	$90,925	$73,924
Noninterest income	4,079	4,897	12,235	15,077
Net revenues	37,329	29,943	103,160	89,001
Provision for loan losses	265	—	465	300
Noninterest expense	20,885	17,020	59,092	49,089
Income taxes	6,603	5,182	17,689	15,995
Net earnings(1)	$9,576	$7,741	$25,914	$23,617
Average interest-earning assets	$2,341,002	$1,942,139	$2,213,158	$1,863,014
Profitability measures:
Basic net earnings per share	$0.62	$0.50	$1.67	$1.54
Diluted net earnings per share	$0.60	$0.49	$1.62	$1.49
Return on average assets	1.37%	1.33%	1.31%	1.42%
Return on average equity	10.8%	9.37%	10.00%	9.77%
Efficiency ratio	55.9%	56.8%	57.3%	55.2%

(1)          Our quarterly results include Bank of Coronado subsequent to January 9, 2003; Verdugo Banking Company subsequent to August 22, 2003; FC Financial subsequent to March 1, 2004; and Harbor National subsequent to April 16, 2004.

The improvement in net earnings resulted from increased interest-earning assets and, accordingly, interest income. The increase in interest-earning assets, primarily loans, is due to our organic loan growth and the assets acquired in acquisitions. Organic loan growth was $105.6 million, $100.7 million, and $45.0 million for the third, second and first quarters of 2004, following $49.9 million for the fourth quarter of 2003. We acquired $205.0 million of net loans in our 2004 acquisitions. The increase in the efficiency ratio for the nine months ended September 30, 2004, reflects the impact on noninterest expense of the incremental costs associated with the FC Financial and Harbor National acquisitions, as well as the additional compensation expense associated with the restricted and performance stock. The improvement in the efficiency ratio for the quarter ended September 30, 2004, compared to the same period of 2003 reflects the growth in interest-earning assets, primarily loans, as mentioned above. For further information on our acquisitions, see Note 2 of Notes to Unauditied Condensed Consolidated Financial Statements included elsewhere herein.

Net Interest Income.   Net interest income, which is our principal source of revenue, represents the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Net interest income is affected by changes in both interest rates and the volume of average interest-earning assets and interest-bearing liabilities. The following tables present, for the periods indicated, the distribution of average assets, liabilities and shareholders’ equity, as well as interest income and yields earned on average interest-earning assets and interest expense and costs of average interest-bearing liabilities.

	For the Quarter Ended September 30,
	2004			2003
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of deferred fees and costs(1)(2)	$2,001,796	$34,755	6.91%	$1,471,050	$25,179	6.79%
Investment securities(2)	294,378	2,045	2.76%	348,914	2,510	2.85%
Federal funds sold	42,706	139	1.29%	121,559	299	0.98%
Other earning assets	2,122	12	2.25%	616	2	1.29%
Total interest-earning assets	2,341,002	36,951	6.28%	1,942,139	27,990	5.72%
Noninterest-earning assets:
Other assets	448,674			365,392
Total assets	$2,789,676			$2,307,531
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits
Interest checking	$185,700	29	0.06%	$165,796	26	0.06%
Money market	697,171	951	0.54%	600,112	827	0.55%
Savings	85,656	27	0.13%	78,796	66	0.33%
Time certificates of deposit	250,417	721	1.15%	304,242	1,239	1.62%
Total interest-bearing deposits	1,218,944	1,728	0.56%	1,148,946	2,158	0.75%
Other interest-bearing liabilities	194,812	1,973	4.03%	55,496	786	5.62%
Total interest-bearing liabilities	1,413,756	3,701	1.04%	1,204,442	2,944	0.97%
Noninterest-bearing liabilities:
Demand deposits	980,282			748,837
Other liabilities	42,463			26,486
Total liabilities	2,436,501			1,979,765
Shareholders’ equity	353,175			327,766
Total liabilities and shareholders’ equity	$2,789,676			$2,307,531
Net interest income		$33,250			$25,046
Net interest spread			5.24%			4.75%
Net interest margin			5.65%			5.12%

(1)    Includes nonaccrual loans and loan fees.

(2)    Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

Third quarter analysis.   The year-over-year increase in interest income was due primarily to the Company adding interest-earning assets from organic loan growth and the Verdugo, FC Financial and Harbor National acquisitions. The decline in interest expense on deposits was largely the result of the decrease in average time certificates of deposits as well as the decrease in rates paid on interest-bearing deposits. Notwithstanding the higher market interest rate environment that existed in the quarter ended September 30, 2004 when compared to the same period of 2003, rates paid on interest-bearing deposits typically lag the market interest rate environment. The increase in interest expense on other interest-bearing liabilities was due to the subordinated debentures issued in the first quarter of 2004 used to fund acquisitions as well as the increase in other borrowings used to meet loan demand.

We continued our efforts to reduce the cost of our deposits by pricing down interest-bearing products and by targeting growth of the demand deposit base. The average cost of deposits was 0.31% for the third quarter of 2004 compared to 0.45% for the third quarter of 2003 and 0.34% for the second quarter of 2004.

The overall cost of interest-bearing liabilities increased to 1.04% for the third quarter of 2004 compared to 0.97% for the same period of 2003 and increased from 1.01% for the second quarter of 2004. This increase in the cost of interest-bearing liabilities for the third quarter of 2004 when compared to the other periods is attributable to the increased balances for borrowed funds used to fund loan growth and acquisitions. As market rates are expected to increase, there is no assurance that we can reduce further the cost of deposits.

Our net interest margin for the third quarter of 2004 was 5.65%, an increase of 53 basis points when compared to the same period of 2003 and an increase of 4 basis points when compared to the second quarter of 2004. Yields on average earning assets were 6.28% and 5.72% for the third quarter of 2004 and 2003, respectively, and 6.22% for the second quarter of 2004. During the third quarter of 2004, we gradually raised our bank prime rate to 4.75%; this represents a 75 basis point increase over our rate at June 30, 2004 and one year ago. Our yield on loans increased to 6.91% for the third quarter of 2004 compared to 6.79% for the same quarter in 2003, an increase of 5 basis points when compared to the second quarter of 2004. We expect the yield on our loans to increase further based on anticipated market conditions; such an increase may be moderated, however, by interest rate floors that we have set at or above prevailing interest rates on a large portion of our floating rate loans. The yield on investment securities declined 21 basis points to 2.76% for the third quarter of 2004 compared to the previous quarter; this decrease was driven by increased prepayments within the majority of our mortgage-backed securities investments accelerating the overall premium amortization. The increase in the rate on loans as well as the increase in the proportion of loans included in earning assets were the main drivers behind the increase of 6 basis points in the overall earning asset yield to 6.28% for the third quarter of 2004 compared to the previous quarter.

	For the Nine Months Ended September 30,
	2004			2003
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of deferred fees and costs(1)(2)	$1,837,919	$93,336	6.78%	$1,469,124	$76,146	6.93%
Investment securities(2)	339,455	7,529	2.96%	320,019	6,873	2.87%
Federal funds sold	34,012	280	1.10%	72,439	577	1.06%
Other earning assets	1,772	29	2.19%	1,432	11	1.03%
Total interest-earning assets	2,213,158	101,174	6.11%	1,863,014	83,607	6.00%
Noninterest-earning assets:
Other assets	434,013			357,802
Total assets	$2,647,171			$2,220,816
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits
Interest checking	$185,088	85	0.06%	$164,413	179	0.15%
Money market	660,274	2,691	0.54%	568,108	2,755	0.65%
Savings	81,027	76	0.13%	78,509	320	0.54%
Time certificates of deposit	267,243	2,459	1.23%	307,836	4,304	1.87%
Total interest-bearing deposits	1,193,632	5,311	0.59%	1,118,866	7,558	0.90%
Other interest-bearing liabilities	153,640	4,938	4.29%	46,458	2,125	6.12%
Total interest-bearing liabilities	1,347,272	10,249	1.02%	1,165,324	9,683	1.11%
Noninterest-bearing liabilities:
Demand deposits	915,270			704,189
Other liabilities	38,334			28,021
Total liabilities	2,300,876			1,897,534
Shareholders’ equity	346,295			323,282
Total liabilities and shareholders’ equity	$2,647,171			$2,220,816
Net interest income		$90,925			$73,924
Net interest spread			5.09%			4.89%
Net interest margin			5.49%			5.31%

(1)    Includes nonaccrual loans and loan fees.

(2)    Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

Nine month analysis.   The growth in net interest income was the result of the increase in average interest-earning assets from both organic loan growth and the Verdugo, FC Financial and Harbor National acquisitions. Notwithstanding the overall increase in average interest-bearing deposits, interest expense on deposits declined for the nine months ended September 30, 2004, when compared to the same period of 2003, largely as a result of the lagging nature of deposit rate pricing, when compared to the market interest rate environment. Interest expense on other interest-bearing liabilities increased for the nine months ended September 30, 2004 when compared to the same period of 2003, while the rate paid on other interest-bearing liabilities decreased. The increase in interest expense is due to the increase in the average balance of other interest-bearing liabilities, most notably the issuance of $61.9 million of subordinated debentures during the first quarter of 2004 used to fund the FC Financial and Harbor acquisitions and the increase in short-term borrowings used to meet loan demand. The rate paid on other interest-bearing liabilities decreased because short-term borrowings were a larger proportion of total borrowings during the nine months ended September 30, 2004, when compared to the same period of 2003. As a percentage of total deposits, the average balance of noninterest-bearing demand deposits increased to 43% of total average deposits for the nine month period ended September 30, 2004, from 39% for the same period of 2003. The effect of the higher yields earned on interest-earning assets and the lower costs paid on interest-bearing liabilities resulted in the net interest margin expanding by 18 basis points to 5.49% for the nine months ended September 30, 2004, compared to the net interest margin of 5.31% for the same period of 2003.

Provision for Loan Losses.   During the third quarter of 2004, we recorded a $265,000 provision for loan losses, compared to none in the same period of 2003. The amount of the provision is determined after analyzing the level of the allowance for loan losses using industry-standard methodologies which includes the monitoring of credit quality indicators of our loan portfolio. The allowance for loan losses was $29.4 million at September 30, 2004, and represented 1.43% of loans, net of deferred fees and costs. This ratio was 1.61% at December 31, 2003, and 1.67% at September 30, 2003. During the quarter ended September 30, 2004, the allowance decreased by $1.0 million, due to an increase in net chargeoffs offset by an increase in the provision for loan losses.

Noninterest Income.   The following table summarizes noninterest income by category for the periods indicated.

	Quarter Ended(1)
	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003
	(In thousands)
Service charges and fees on deposit accounts	$2,036	$2,126	$2,299	$2,362	$2,219
Other commissions and fees	948	981	859	939	1,011
Gain on sale of loans	233	135	171	192	135
Gain on sale of securities	—	—	30	—	—
Increase in cash surrender value of life insurance	458	489	507	518	523
Insurance settlement	—	—	—	175	650
Other income	404	348	211	193	359
Total noninterest income	$4,079	$4,079	$4,077	$4,379	$4,897

(1)          Our quarterly results include Verdugo Banking Company subsequent to August 22, 2003; FC Financial subsequent to March 1, 2004; and Harbor National subsequent to April 16, 2004.

Noninterest income declined for the third quarter of 2004 compared to the third quarter of 2003; the prior year period included an insurance settlement on a legal matter of $650,000 and there was no such income in the 2004 period. The decline in service charges and fees on deposit accounts for the third quarter of 2004 when compared to the second quarter of 2004 is due mainly to increased earnings credits tied to market interest rates for business accounts. In addition, we moved certain qualified customers to a more favorable pricing schedule during the first quarter of 2004 which contributed to both the second and third quarters of 2004 being lower in this category compared to the other quarters presented. Noninterest income for the first nine months of 2004 declined to $12.2 million from $15.1 million for the same period in 2003. This $2.9 million decrease is due mainly to gains on sales of securities and other real estate owned and the insurance settlement totaling $2.7 million recognized in the 2003 period and only $30,000 of gains on sale of securities being included in the 2004 comparable period. Commissions and fee income declined for the first nine months of 2004 compared to the same period of 2003 due mainly to the elimination of First National Bank’s escrow department in the fourth quarter of 2003 and the elimination of both the fee income and the expenses related to this business. The year-over-year decrease in service charges is due in large part to increased earnings credits tied to market interest rates for business accounts and migrating certain customers to a more favorable pricing schedule.

Noninterest Expense.   The following table summarizes noninterest expense by category for the periods indicated.

	Quarter Ended(1)
	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003
	(Dollars in thousands)
Salaries and employee benefits	$11,721	$11,016	$9,725	$8,266	$8,082
Occupancy	2,664	2,851	2,314	2,407	2,567
Furniture and equipment	732	748	739	853	817
Data processing	1,041	1,146	1,025	1,199	1,168
Other professional services	1,070	792	672	388	723
Business development	385	301	265	273	316
Communications	492	528	497	524	613
Insurance and assessments	428	414	379	370	410
Cost of other real estate owned	—	—	—	—	—
Intangible asset amortization	899	826	691	722	632
Other	1,453	1,720	1,558	1,548	1,692
Total noninterest expense	$20,885	$20,342	$17,865	$16,550	$17,020
Efficiency ratio	55.9%	57.4%	58.8%	53.9%	56.8%

(1)          Our quarterly results include Verdugo Banking Company subsequent to August 22, 2003; FC Financial subsequent to March 1, 2004; and Harbor National subsequent to April 16, 2004.

The increases in noninterest expense from the third quarter of 2003 are largely associated with the three acquisitions consummated since June 30, 2003.

The increase in noninterest expense for the third quarter of 2004 when compared to the second quarter is due primarily to increased salaries and employee benefits, or compensation, and professional fees. Approximately $100,000 of the compensation increase resulted from increased headcount and the impact of the second quarter 2004 acquisition. The remaining $600,000 of the compensation increase resulted from deferred and incentive compensation accruals. Compensation for the third quarter of 2004 includes stock compensation of $2.5 million compared to $446,000 for the same period of 2003. Through September 30, 2004, 13,334 shares of restricted stock have vested and 567,646 shares of unvested restricted stock and performance stock have been awarded to employees and remain outstanding.

Professional fees for the third quarter of 2004 are higher than all of the other quarters presented due primarily to expenses for compliance with Sarbanes-Oxley Act requirements and legal fees related to litigation. Intangible asset amortization increased during all periods because of the core deposit and customer relationship intangibles added by the Verdugo, FC Financial, and Harbor acquisitions. Other noninterest expense includes, among other items, customer related expenses, stationery and supplies, miscellaneous staffing costs, fees paid to correspondent banks, shareholder expenses, director fees and operational losses.

The increase in compensation for the first nine months of 2004 compared to the same period in 2003 is largely the result of an increased number of employees due to acquisitions and expanded business activity, in addition to the amortization of restricted and performance stock awarded after June 30, 2003. Stock compensation expense for the first nine months of 2004 was $4.4 million compared to $446,000 for the first nine months of 2003.

Income Taxes.   Our normal effective income tax rate is approximately 42.0%, representing a blend of the statutory federal income tax rate of 35.0% and the California income tax rate of 10.84%. Due to the exclusion from taxable income of income on certain investments, our actual effective income tax rate ranged from 40.1% to 40.8% for the three and nine month periods ended September 30, 2004 and 2003.

Balance Sheet Analysis

Loans.   The following table presents the balance of each major category of loans at the dates indicated.

	At September 30, 2004		At December 31, 2003
	Amount	% of total	Amount	% of total
	(Dollars in thousands)
Loan Category:
Domestic:
Commercial	$571,271	28%	$426,796	26%
Real estate—construction	436,232	21%	347,321	22%
Commercial real estate—mortgage	914,775	44%	712,390	45%
Consumer	44,325	2%	31,383	2%
Foreign:
Commercial	82,740	4%	67,821	4%
Other	13,294	1%	14,895	1%
Gross loans	2,062,637	100%	1,600,606	100%
Less: deferred fees and costs	(6,936)		(4,769)
Less: allowance for loan losses	(29,350)		(25,752)
Total net loans	$2,026,351		$1,570,085

The increase in loans since year-end is a combination of both the $205.0 million of net loans acquired in the FC Financial and Harbor National acquisitions along with net organic loan growth of $251.3 million.

Allowance for Loan Losses.   The following table presents the changes in our allowance for loan losses for the periods indicated.

	As of or for the Periods Ended
	9 Months 9/30/04	6 Months 6/30/04	3 Months 3/31/04	Year 12/31/03	9 Months 9/30/03
	(Dollars in thousands)
Balance at beginning of period	$25,752	$25,752	$25,752	$24,294	$24,294
Loans charged off:
Commercial	(2,788)	(1,218)	(1,013)	(3,331)	(3,226)
Real estate—construction	—	—	—	—	—
Real estate—mortgage	(37)	(30)	—	—	—
Consumer	(271)	(202)	(171)	(1,145)	(916)
Foreign	(344)	(344)	(341)	—	—
Total loans charged off	(3,440)	(1,794)	(1,525)	(4,476)	(4,142)
Recoveries on loans charged off:
Commercial	1,435	1,149	461	2,453	2,214
Real estate—construction	—	—	—	—	—
Real estate—mortgage	56	45	5	84	81
Consumer	229	163	92	468	392
Foreign	34	15	15	—	—
Total recoveries on loans charged off	1,754	1,372	573	3,005	2,687
Net loans charged off	(1,686)	(422)	(952)	(1,471)	(1,455)
Provision for loan losses	465	200	—	300	300
Additions due to acquisitions	4,819	4,819	3,258	2,629	2,629
Balance at end of period	$29,350	$30,349	$28,058	$25,752	$25,768
Ratios:
Allowance for loan losses to loans, net	1.43%	1.56%	1.64%	1.61%	1.67%
Allowance for loan losses to nonaccrual loans	439.8%	354.6%	365.4%	347.5%	271.0%
Annualized net charge offs to average loans	0.12%	0.05%	0.24%	0.10%	0.13%

The allowance for loan losses increased by $3.6 million at September 30, 2004, compared to the balance at December 31, 2003. The increase in the allowance is due to the $4.8 million of allowance acquired in the FC Financial and Harbor National acquisitions, coupled with a provision for loan losses of $465,000, reduced by $1.7 million of net charge-offs during the period. During the third quarter of 2004, charge-offs included approximately $1.3 million related to one commercial credit; such charge-off was absorbed substantially by a portion of the allowance previously allocated specifically to this loan. Management utilizes information currently available to evaluate the allowance for loan losses. However, the allowance for loan losses is subjective in nature and may be adjusted in the future depending on changes in economic conditions or other factors. Although management has established an allowance for loan losses that it considers adequate, there can be no assurance that the established allowance for loan losses will be sufficient to offset losses on loans in the future.

Credit Quality.   We define nonperforming assets to include (i) loans past due 90 days or more and still accruing; (ii) loans which have ceased accruing interest, which we refer to as “nonaccrual loans”; and (iii) assets acquired through foreclosure, including other real estate owned. “Impaired loans” are loans for which it is probable that we will not be able to collect all amounts due according to the original contractual terms of the loan agreement. Nonaccrual loans may include impaired loans and are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days.

Management is not aware of any additional significant loss potential that has not already been considered in the estimation of the allowance for loan losses. As of September 30, 2004, we had no loans past due 90 days and still accruing interest.

The following table shows the historical trends in our loans, allowance for loan losses, nonperforming assets and key credit quality statistics as of and for the periods indicated.

	As of or for the Periods Ended
	9 Months 9/30/04	6 Months 6/30/04	3 Months 3/31/04	12 Months 12/31/03	9 Months 9/30/03
	(Dollars in thousands)
Loans, net of deferred fees and costs	$2,055,701	$1,950,101	$1,715,605	$1,595,837	$1,546,664
Allowance for loan losses	29,350	30,349	28,058	25,752	25,768
Average loans, net of deferred fees and costs	1,837,919	1,755,080	1,613,554	1,493,211	1,469,124
Nonaccrual loans	6,674	8,559	7,678	7,411	9,509
Other real estate owned	—	—	—	—	—
Nonperforming assets	$6,674	$8,559	$7,678	$7,411	$9,509
Impaired loans, gross	$6,674	$8,559	$7,678	$7,411	$9,509
Allocated allowance for loan losses	(1,100)	(1,772)	(1,668)	(2,267)	(2,358)
Net investment in impaired loans	$5,574	$6,787	$6,010	$5,144	$7,151
Charged-off loans year-to-date	$3,440	$1,794	$1,525	$4,476	$4,142
Recoveries year-to-date	(1,754)	(1,372)	(573)	(3,005)	(2,687)
Net charge-offs	$1,686	$422	$952	$1,471	$1,455
Allowance for loan losses to loans, net of deferred fees and costs	1.43%	1.56%	1.64%	1.61%	1.67%
Allowance for loan losses to nonaccrual loans and leases	439.8%	354.6%	365.4%	347.5%	271.0%
Allowance for loan losses to nonperforming assets	439.8%	354.6%	365.4%	347.5%	271.0%
Nonperforming assets to loans and OREO	0.32%	0.44%	0.45%	0.46%	0.61%
Annualized net charge-offs to average loans, net of deferred fees and costs	0.12%	0.05%	0.24%	0.10%	0.13%
Nonaccrual loans to loans, net of deferred fees and costs	0.32%	0.44%	0.45%	0.46%	0.61%

Nonaccrual loans as a percentage of net loans declined to 0.32% at September 30, 2004. The decline in this ratio since September 30, 2003 and year-end 2003 is attributable to our loan monitoring process, as well as the impact the low interest rate environment has had on the ability of borrowers to repay loans.

Deposits.   The following table presents the balance of each major category of deposits at the dates indicated.

	At September 30, 2004		At December 31, 2003
	Amount	% of deposits	Amount	% of deposits
	(Dollars in thousands)
Noninterest-bearing	$962,387	45%	$814,365	42%
Interest-bearing:
Interest checking	185,129	9	181,223	9
Money market accounts	662,085	31	585,628	30
Savings	85,099	4	72,876	4
Time deposits under $100,000	84,908	4	110,720	6
Time deposits over $100,000	154,288	7	184,857	9
Total interest-bearing	1,171,509	55	1,135,304	58
Total deposits	$2,133,896	100%	$1,949,669	100%

Deposit balances increased by $184.2 million from December 31, 2003, to September 30, 2004. The growth in deposits is attributable to both organic growth and deposits acquired in the Harbor National acquisition. Deposits acquired in the Harbor National acquisition totaled $156.8 million. Deposits declined by $17.4 million during the third quarter of 2004 due mainly to a $21.8 million decrease in our certificates of deposit. Our noninterest-bearing deposits increased $9.5 million during the third quarter of 2004, representing an annualized growth rate of 4%.  Nonetheless, the overall decline in deposits relative to loan growth has resulted in us relying on our borrowing capacity to meet loan demand.

Regulatory Matters

The regulatory capital guidelines as well as the actual capital ratios for First National, Pacific Western, and the Company as of September 30, 2004, are as follows:

	Minimum Regulatory Requirements		Actual
	Well Capitalized	First National	Pacific Western	Company Consolidated
Tier 1 leverage capital ratio	5.00%	9.64%	8.84%	9.08%
Tier 1 risk-based capital ratio	6.00%	10.01%	9.49%	9.57%
Total risk-based capital	10.00%	11.26%	10.53%	10.79%

We have issued and outstanding trust preferred securities totaling $118.0 million, which is treated as regulatory capital for purposes of determining the Company’s capital ratios. The Board of Governors of the Federal Reserve System, which is the holding Company’s regulator, has proposed to modify its rule on the amount of trust preferred securities that may be included in regulatory capital. As the final ruling has not been issued, it is not possible to estimate the effect, if any, on the Company’s regulatory capital as a result of any future action taken by the Board of Governors of the Federal Reserve System.

On April 8, 2004, First National Bank entered into a memorandum of understanding, an informal administrative action, with the Office of the Comptroller of the Currency, which we refer to as the OCC, with respect to First National’s compliance with Bank Secrecy Act/Anti-Money Laundering (“BSA/AML”) regulations. The memorandum requires us to evaluate and strengthen our BSA/AML program and processes. The memorandum is limited in scope to BSA/AML issues and management believes that it will have no material impact on our operating results or financial condition and that, unless we fail to adequately address the concerns of the OCC, the memorandum will not constrain our business. Management believes it has addressed all the matters contained in the memorandum and we have submitted written responses to the OCC. The OCC has acknowledged receipt of our submissions and indicated that they will be reviewed in the normal course. We are committed to resolving the issues addressed in the memorandum and believe we have adequately satisfied all aspects of the memorandum to date.

Liquidity Management

Liquidity.   The goals of our liquidity management are to ensure the ability of the Company and our Banks to meet their financial commitments when contractually due and to respond to other demands for funds such as the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers who may need assurance that sufficient funds will be available to meet their credit needs. We have an Executive Management Asset/Liability Management Committee, or Executive Management ALM Committee, responsible for managing balance sheet and off-balance sheet commitments to meet the needs of customers while achieving our financial objectives. Our Executive Management ALM Committee meets regularly to review funding capabilities, current and forecasted loan demand and investment opportunities. The Company’s off-balance sheet commitments relate primarily, but not exclusively, to unfunded loan commitments and letters of credit, which collectively totaled $853.0 million as of September 30, 2004. Further, we have the Board of Directors’ Asset/Liability Management Committee which is responsible for monitoring the overall asset and liability strategies of the Company.

Historically, the Banks’ overall liquidity sources are their core deposit bases. The Banks have not relied on large denomination time deposits. To meet short-term liquidity needs, the Banks maintain what we believe are adequate balances in Federal funds sold, interest-bearing deposits in financial institutions and investment securities having maturities of five years or less. On a consolidated basis, liquid assets (cash, Federal funds sold, interest-bearing deposits in other financial institutions and investment securities available-for-sale) as a percent of total deposits were 17.5% and 26.8% as of September 30, 2004 and December 31, 2003. The decline in liquid assets as a percent of total deposits resulted largely from the first quarter sale of investment securities, the proceeds of which were used to repay debt acquired in the FC Financial acquisition.

As an additional source of liquidity, the Banks maintain aggregate lines of credit of $110.0 million with correspondent banks for the purchase of overnight funds. These lines are subject to availability of funds. The Banks have also established secured borrowing relationships with the Federal Home Loan Bank of San Francisco, which we refer to as the FHLB, which would allow the Banks to borrow up to approximately $282.6 million in the aggregate. As of September 30, 2004, the Banks borrowed $137.5 million from the FHLB, which was comprised of $82.5 million of overnight borrowings and $55.0 million of fixed rate advances due on December 3, 2004. Additionally, to meet liquidity needs, the Banks are permitted to, and frequently may, loan to and borrow from each other in accordance with federal regulations.

On a stand-alone basis, First Community’s sources of liquidity include dividends from the Banks and the Company’s ability to raise capital, issue subordinated debt and secure outside borrowings. The ability of the Company to obtain funds for the payment of dividends to our shareholders and for other cash requirements is largely dependent upon the Banks’ earnings. The amount of dividends that the Banks may pay to the Company is restricted by regulatory guidelines. The Company has issued $121.7 million in subordinated debt including $61.9 million issued in the first quarter of 2004 to help finance the FC Financial and Harbor National acquisitions. The Company has established two revolving lines of credit totaling $30.0 million with substantially the same borrowing terms. The Company is able to borrow at a rate equal to the lending banks’ federal funds rate plus 1.50%, and as of September 30, 2004, the Company had $8.0 million outstanding under these revolving lines of credit. These credit lines were renewed in August and September of 2004 and both mature in August 2005.

Contractual Obligations.   The known contractual obligations (excluding lending commitments) of the Company at September 30, 2004, are as follows:

	At September 30, 2004
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(In thousands)
Short-term debt obligations	$145,500	$—	$—	$—	$145,500
Long-term debt obligations	—	—	—	121,654	121,654
Operating lease obligations	7,085	11,918	9,092	20,572	48,667
Other contractual obligations	2,907	5,813	1,453	—	10,173
Total	$155,492	$17,731	$10,545	$142,226	$325,994

Debt obligations are discussed in Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1. Unaudited Consolidated Financial Statements.” Operating lease obligations are discussed in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. The other contractual obligations relate to the minimum liability associated with our data and item processing contract with a third-party provider.

The contractual obligations table above does not include our merger-related liability which was $4.8 million at September 30, 2004. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1. Unaudited Consolidated Financial Statements.”

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

Asset/Liability Management and Interest Rate Sensitivity

Interest Rate Risk.   We are exposed to credit risk and interest rate risk inherent in our lending and deposit gathering activities. To manage our credit risk, we rely on adherence to our underwriting standards and loan policies as well as our allowance for loan losses methodology. To manage our exposure to changes in interest rates, we perform asset and liability management activities which are governed by guidelines established by our Executive Management ALM Committee and approved by our Board of Directors. Both the Executive Management ALM Committee and the Board of Directors’ ALM Committee monitor our compliance with our asset/liability policies. These policies focus on providing sufficient levels of net interest income while considering acceptable levels of interest rate exposure as well as liquidity and capital constraints.

Market risk-sensitive instruments are generally defined as derivatives and other financial instruments, which include investment securities, loans, deposits and borrowings. At September 30, 2004, we had not used any derivatives to alter our interest rate risk profile. However, both the repricing characteristics of our fixed rate loans and floating rate loans which have reached their floors, as well as our significant percentage of noninterest-bearing deposits compared to interest-earning assets, may influence our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, interest-bearing deposits in financial institutions, Federal Reserve Bank and Federal Home Loan Bank stock, investment securities, deposits, borrowings and subordinated debentures.

We measure our interest rate risk position on a quarterly basis using three methods: (i) net interest income simulation analysis; (ii) market value of equity modeling; and (iii) traditional gap analysis. The results of these analyses are reviewed by the Board of Directors’ ALM Committee quarterly. If hypothetical changes to interest rates cause changes to our simulated market value of equity and/or net interest income outside our established limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within such limits. We evaluated the results of our net interest income simulation and market value of equity model prepared as of September 30, 2004. The results of these analyses indicate that our interest rate sensitivity is within limits set by our Board of Directors and that our balance sheet is asset-sensitive. An asset-sensitive balance sheet suggests that in a rising interest rate environment, our net interest margin would increase and during a falling or sustained low interest rate environment, our net interest margin would decrease. The models assume, however, a static balance sheet, i.e., no change in the mix or size of the loan, investment and deposit portfolios.

Net interest income simulation.   We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of September 30, 2004. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

The simulation estimates changes in net interest income by calculating the difference between net interest income forecasted using increasing and declining interest rate scenarios and net interest income forecasted using a base market interest rate derived from the current treasury yield curve. In order to arrive at the base case, we extend our balance sheet at September 30, 2004, one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing methodology in effect as of September 30, 2004. Based on such repricings, we calculated estimated net interest income and net interest margin. The effects of certain balance sheet attributes, such as fixed-rate loans, floating rate loans that have floors at or above prevailing market rates and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

The net interest income simulation model includes various assumptions regarding the repricing relationship for each of our assets and liabilities. Many of our assets are floating rate loans, which are assumed to reprice immediately and to the same extent as the change in market rates according to their contracted index. Some loans and investment vehicles include the opportunity of prepayment (imbedded options) and the simulation model uses national indexes to estimate these prepayments and reinvest the proceeds therefrom at current simulated yields. Our non-term deposit products reprice at our discretion and are assumed to reprice more slowly, usually repricing less than the change in market rates.

Further, because the simulation analysis assumes no growth in the balance sheet and that its structure will remain similar to the structure at September 30, 2004, it does not account for all factors that may impact this analysis. Such factors include actions undertaken by management to mitigate the impact of interest rate changes or the impact a change in interest rates may have on our credit risk profile, loan prepayment estimates and spread relationships which can change regularly. Interest rate changes cause changes in actual loan prepayment rates which will differ from the market estimates we used in this analysis. Management reviews the model assumptions for reasonableness on a quarterly basis. The following table presents as of September 30, 2004, forecasted net interest income and net interest margin for the next 12 months using a base market rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points.

Interest rate scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$153,465	15.3%	6.32%	0.82%
Up 200 basis points	$146,103	9.7%	6.02%	0.53%
Up 100 basis points	$138,757	4.2%	5.72%	0.23%
BASE CASE	$133,155	—	5.49%	—
Down 100 basis points	$129,964	(2.4)%	5.36%	(0.13)%
Down 200 basis points	$123,845	(7.0)%	5.11%	(0.38)%
Down 300 basis points	$115,310	(13.4)%	4.76%	(0.73)%

Our simulation results indicate our interest rate risk position was asset sensitive as the simulated impact of an immediate upward movement in interest rates results in increases in net interest income over the subsequent 12 month period while an immediate downward movement in interest rates would result in a decrease in net interest income over the next 12 months. However, our net interest margin may compress in future periods in response to a sustained low interest rate environment or if our financial instruments reprice downward in response to declines in market interest rates.

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

The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at September 30, 2004. The following table shows the projected change in the market value of equity for the set of rate shocks presented as of September 30, 2004.

Interest rate scenario	Estimated Market Value	Percentage change From Base	Percentage of total assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$618,623	11.4%	22.1%	171.3%
Up 200 basis points	$603,742	8.7%	21.6%	167.2%
Up 100 basis points	$586,591	5.6%	21.0%	162.5%
BASE CASE	$555,290	—	19.9%	153.8%
Down 100 basis points	$515,756	(7.1)%	18.5%	142.9%
Down 200 basis points	$471,757	(15.0)%	16.9%	130.7%
Down 300 basis points	$427,495	(23.0)%	15.3%	118.4%

The results of our market value of equity model indicate that an immediate and sustained increase in interest rates would increase the market value of equity from the base case while a decrease in interest rates would decrease the market value of equity.

Gap analysis.   As part of the interest rate management process we use a gap analysis. A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest-sensitive assets and interest-bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match the volume of interest sensitive assets and interest bearing liabilities repricing over different time intervals. The main focus of this interest rate management tool is the gap sensitivity identified as the cumulative one year gap. The following table illustrates the volume and repricing characteristics of our balance sheet at September 30, 2004, over the indicated time intervals.

	At September 30, 2004
	Amounts Maturing or Repricing In
	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Nonrate- Bearing(1)	Total
	(Dollars in thousands)
ASSETS
Cash and deposits in other financial institutions	$812	$495	$—	$—	$91,061	$92,368
Federal funds sold	16,200	—	—	—	—	16,200
Investment securities	37,385	20,521	195,730	32,401	—	286,037
Loans, net of deferred fees and costs	1,400,518	80,670	513,646	60,867	—	2,055,701
Other assets	—	—	—	—	343,054	343,054
Total assets	$1,454,915	$101,686	$709,376	$93,268	$434,115	$2,793,360

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$—	$—	$—	$—	$962,387	$962,387
Interest-bearing demand, money market and savings	932,313	—	—	—	—	932,313
Time certificates of deposit	128,446	99,491	11,145	114	—	239,196
Short term borrowings	145,500	—	—	—	—	145,500
Subordinated debentures	113,406	—	—	8,248	—	121,654
Other liabilities	—	—	—	—	31,272	31,272
Shareholders’ equity	—	—	—	—	361,038	361,038
Total liabilities and shareholders’ equity	$1,319,665	$99,491	$11,145	$8,362	$1,354,697	$2,793,360

Period Gap	$135,250	$2,195	$698,231	$84,906	$(920,582)
Cumulative interest rate-sensitive assets	$1,454,915	$1,556,601	$2,265,977	$2,359,245
Cumulative interest rate-sensitive liabilities	$1,319,665	$1,419,156	$1,430,301	$1,438,663
Cumulative Gap	$135,250	$137,445	$835,676	$920,582
Cumulative interest-earning assets to cumulative Interest-bearing liabilities	110.2%	109.7%	158.4%	164.0%
Cumulative gap as a percent of:
Total assets	4.8%	4.9%	29.9%	33.0%
Interest-earning assets	5.7%	5.8%	35.4%	39.0%

(1)    Assets or liabilities which do not have a stated interest rate.

All amounts are reported at their contractual maturity or repricing periods. This analysis makes certain assumptions as to interest rate sensitivity of savings and interest-bearing checking accounts which have no stated maturity and have had very little price fluctuation in the recent past. Money market accounts are repriced at management’s discretion and generally are more rate sensitive.

The preceding table indicates that we had a positive one year cumulative gap of $137.4 million, or 4.9% of total assets, at September 30, 2004. This gap position suggests that we are asset-sensitive and if rates were to increase, our net interest margin would most likely increase. Conversely, if rates were to fall during this period, interest income would decline by a greater amount than interest expense and net income would decrease. The ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities maturing or repricing within one year at September 30, 2004 is 109.7%. This one year gap position indicates that interest income is likely to be affected to a greater extent than interest expense for any changes in interest rates within one year from September 30, 2004.

The gap table has inherent limitations and actual results may vary significantly from the results suggested by the gap table. The gap table is unable to incorporate certain balance sheet characteristics or factors. The gap table assumes a static balance sheet, like the net interest income simulation, and, accordingly, looks at the repricing of existing assets and liabilities without consideration of new loans and deposits that reflect a more current interest rate environment. Unlike the net interest income simulation, however, the interest rate risk profile of certain deposit products and floating rate loans that have reached their floors cannot be captured effectively in a gap table. Although the table shows the amount of certain assets and liabilities scheduled to reprice in a given time frame, it does not reflect when or to what extent such repricings actually may occur. For example, interest-bearing demand, money market and savings deposits are shown to reprice in the first three months, but we may choose to reprice these deposits more slowly and incorporate only a portion of the movement in market rates based on market conditions at that time. Alternatively, a loan which has reached its floor may not reprice despite a change in market interest rates causing such loan to act like a fixed rate loan regardless of its scheduled repricing date. For example, a loan already at its floor would not reprice if the adjusted rate was less than its floor. The gap table as presented is not able to factor in the flexibility we believe we have in repricing either deposits or the floors on our loans. We believe the estimated effect of a change in interest rates is better reflected in our net interest income and market value of equity simulations which incorporate many of the factors mentioned.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Please see the section above titled “Asset/Liability Management and Interest Rate Sensitivity” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which provides an update to our quantitative and qualitative disclosure about market risk. This analysis should be read in conjunction with text under the caption “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2003, which text is incorporated herein by reference. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 regarding such forward-looking information.

ITEM 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, these disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

On June 8, 2004, we were served with an amended complaint naming the Company and Pacific Western as defendants in a purported class action lawsuit filed in Los Angeles Superior Court. We are named as defendants in our capacity as alleged successors to First Charter Bank, N.A., which the Company acquired in October 2001.

The lawsuit alleges that a former officer of First Charter Bank who later became a principal of Four Star Financial Services, LLC (“Four Star”), an affiliate of 900 Capital Services, Inc. (“900 Capital”), improperly induced several First Charter customers to invest in 900 Capital or affiliates of 900 Capital and further alleges that Four Star, 900 Capital and some of their affiliated entities perpetuated their fraud upon investors through various First Charter accounts with First Charter’s purported participation in and/or willful ignorance of the scheme.  The key allegations against First Charter in the complaint date back to the mid-1990s and the complaint alleges several counts for relief including fraud, breach of fiduciary duty, relief pursuant to the California Business and Professions Code, negligence and relief under the California Securities Act stemming from an alleged ponzi scheme and sale of securities issued by Four Star.  In disclosures provided to the parties, plaintiffs have asserted that “the named plaintiffs have suffered losses well in excess of $3.85 million,” and plaintiffs have asserted that “losses to the class total many tens of millions of dollars.”  While the plaintiffs intend to establish a class for purposes of pursuing a class action, a class has not yet been certified.  On July 7, 2004, we removed the action to U.S. District Court for the Central District of California. On July 26, 2004, we filed proofs of claim in the federal bankruptcy proceedings of Four Star and 900 Capital for contribution and indemnity.  On October 14, 2004, the District Court remanded most of the action to the Los Angeles Superior Court, and transferred the fraudulent transfer claim and a request for disgorgement to the U.S. Bankruptcy Court for the Central District of California.  The matter is in the initial stages of discovery.  We believe the complaint is flawed in numerous respects and that the theories pleaded against us are without merit.  We are vigorously defending the lawsuit.  At this early stage of litigation, we do not believe it is feasible to accurately assess the likely outcome, the timing of its resolution, or whether it will have a material adverse effect on the Company’s consolidated financial position, results of operation or cash flows.

In the ordinary course of our business, we are party to various other legal actions, which we believe are incidental to the operation of our business.  Although the ultimate outcome and amount of liability, if any, with respect to these other legal actions to which we are currently a party cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to us, any resulting liability is not likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.  This statement represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995.  Actual results could differ materially from management’s opinion based on a variety of factors, including the uncertainties involved in the proof of legal and factual matters in legal proceedings.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Repurchases of Common Stock

Through the Company’s Directors Deferred Compensation Plan, or the DDCP, participants in the DDCP may invest deferred amounts in the Company’s common stock. The Company has the discretion whether to track purchases of common stock as if made, or to fully fund the DDCP via actual purchases of common stock with deferred amounts. Purchases of Company common stock by the rabbi trust of the DDCP are considered repurchases of common stock by the Company since the rabbi trust is an asset of the Company. Actual purchases of Company common stock via the DDCP are made through open market purchases pursuant to the terms of the DDCP, which since the amendment of the DDCP in August 2003 includes a predetermined formula and schedule for the purchase of such stock in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. Pursuant to the terms of the DDCP, generally, purchases are actually made or deemed to be made in the open market on the 15th of the month (or the next trading day), beginning March 15th, following the day on which deferred amounts are contributed to the DDCP. The table below summarizes the purchases actually made by the DDCP during the quarter ended September 30, 2004.

	Total Shares Purchased	Average Price Per Share	Shares Purchased As Part of a Publicly- Announced Program	Maximum Shares Still Available for Repurchase
July 1 – July 31, 2004	—	—	N/A	N/A
August 1 – August 31, 2004	—	—	N/A	N/A
September 1 – September 30, 2004	2,669	$42.72	N/A	N/A
Total	2,669	$42.72	N/A	N/A

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

As disclosed in Part I of this report, in August and September 2004 the Company renewed its revolving credit agreements.  The amendments to the credit agreements have been filed as exhibits under Item 6 of this Part II.

ITEM 6. Exhibits and Reports on Form 8-K

(a)          Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation of First Community Bancorp, as amended to date (Exhibit 3.1 to Form 10-Q filed on November 14, 2002 and incorporated herein by this reference).
3.2	Bylaws of First Community Bancorp, as amended to date (Exhibit 4.2 to Form S-3 filed on June 11, 2002 and incorporated herein by this reference).
10.25	First Amendment to Revolving Credit Agreement, dated as of August 13, 2004, between First Community Bancorp and The Northern Trust Company.
10.26	First Amendment to Revolving Credit Agreement, dated as of August 6, 2004, between First Community Bancorp and U.S. Bank, N.A.
10.27	Second Amendment to Revolving Credit Agreement, dated as of September 7, 2004, between First Community Bancorp and U.S. Bank, N.A.
31.1	Section 302 Certifications.
32.1	Section 906 Certifications.

(b)   Reports on Form 8-K.

On August 5, 2004, the Company filed a Current Report on Form 8-K announcing that it had sent a notice to its directors and executive officers that day informing them of a change in the ending date of a blackout period for its 401(k) plan. The notice was included by exhibit. The notice informed the directors and executive officers that the blackout period would end at 5:00 p.m. Pacific Time on August 5, 2004 because the transition to the new 401(k) plan was completed earlier than originally anticipated.

On July 23, 2004, the Company filed a Current Report on Form 8-K including a press release announcing earnings and results of operations for the quarter and six months ended June 30, 2004, and announcing the declaration and increase of the dividend per share of Company common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Community Bancorp
Date: November 8, 2004	/s/ VICTOR R. SANTORO
Victor R. Santoro
Executive Vice President and Chief Financial Officer