Form 10-K
period 2004-12-31
FIRST COMMUNITY BANCORP /CA/
filed 2005-03-14
CIK 1102112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 00-30747

FIRST COMMUNITY BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California	33-0885320
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
6110 El Tordo P.O. Box 2388 Rancho Santa Fe, California	92067
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 756-3023

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the act). Yes ☒  No ☐

As of June 30, 2004, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices on the Nasdaq National Market as of the close of business on June 30, 2004, was approximately $501.7 million. Registrant does not have any nonvoting common equities.

As of March 3, 2005, there were 15,809,161 shares of registrant’s common stock outstanding, excluding 590,416 shares of unvested restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company’s definitive proxy statement for its 2005 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

PART I

ITEM 1. BUSINESS

General

We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our banking subsidiaries. As of December 31, 2004, those subsidiaries were First National Bank, which we refer to as First National, and Pacific Western National Bank, or Pacific Western. On March 1, 2004, we acquired First Community Financial Corporation, or FC Financial, which became a subsidiary of First National. On April 16, 2004, we acquired Harbor National Bank, or Harbor National, and merged Harbor National into Pacific Western. We refer to Pacific Western and First National herein as the “Banks” and when we say “we”, “our” or the “Company”, we mean the Company on a consolidated basis with the Banks. When we refer to “First Community” or to the holding company, we are referring to the parent company on a standalone basis. Discussions about the Company and the Banks as of and for the year ended December 31, 2004 include FC Financial and Harbor National from and after their respective dates of acquisition.

The Banks are full-service community banks offering a broad range of banking products and services including: accepting time and demand deposits, originating commercial loans, including asset-based lending and factoring of accounts receivable, real estate and construction loans, Small Business Administration guaranteed loans, or SBA loans, consumer loans, mortgage loans, international loans for trade finance and other business-oriented products. At December 31, 2004, the gross loans of the Banks totaled $2,125.3 million of which approximately 32% were commercial loans, 65% were commercial real estate loans, including construction loans, and 3% were consumer and other loans. These percentages include some foreign loans, primarily to individuals or entities with business in Mexico representing 5% of total loans. In addition, special services and requests beyond the lending limits of the Banks can be arranged through correspondent banks.

We derive our income primarily from interest received on commercial real estate loans, commercial loans and consumer loans and, to a lesser extent, on fees from the sale of SBA loans and certain foreign loans originated by the Banks, interest on investment securities, fees received in connection with deposit services as well as loans and other services offered, including foreign exchange services, and beginning in 2005, tax free real estate exchange accomodation services. Our major operating expenses are the interest paid by the Banks on deposits and borrowings, salaries and general operating expenses. The Banks rely on a foundation of locally generated deposits. Our Banks have a relatively low cost of funds due to a high percentage of noninterest bearing and low cost deposits. Our operations, like those of other financial institutions operating in Southern California, are significantly influenced by economic conditions in Southern California, including the strength of the real estate market, and the fiscal and regulatory policies of the federal and state government and the regulatory authorities that govern financial institutions. Through our asset-based lending and factoring operations, we also operate in Arizona and Texas and are subject to the economic conditions affecting those markets. See “—Supervision and Regulation.”

We are committed to maintaining premier, relationship-based community banks in Southern California which serve the needs of small to medium-sized businesses and the owners and employees of those businesses, as well as serving the needs of growing businesses that may not yet meet the credit standards of the Banks through tightly controlled asset-based lending and factoring of accounts receivable. The strategy for serving our target markets is the delivery of a finely-focused set of value-added products and services that satisfy the primary needs of our customers, emphasizing superior service and relationships as opposed to transaction volume or low pricing.

Through the holding company structure, First Community creates operating efficiencies for the Banks by consolidating core administrative, operational and financial functions that serve both of the Banks.

These centralized functions include finance and accounting, legal and compliance, human resources, operations and systems, and credit administration. The most senior level oversight of these functions is performed at the holding company level for the benefit of the Banks, though each function may have a limited number of Bank employees performing such functions. By consolidating these activities at the holding company and negotiating with vendors for services on behalf of the Company as a whole, we believe the Company is better able to integrate systems and manage consistently across the organization as well as provide such services for lower cost than if the Banks were to obtain or perform such services directly. The Banks reimburse the holding company for the cost of the services performed on their behalf, pursuant to an expense allocation agreement.

As of December 31, 2004, our assets totaled approximately $3,046.9 million. As of March 3, 2005, we have two wholly-owned banking subsidiaries, First National with 13 branches located in San Diego County and Pacific Western with 22 branches located in Los Angeles, Orange, Riverside, and San Bernardino Counties. All branches of our Banks are located in California. First National’s business includes the asset-based lending and accounts receivable factoring operations of its wholly-owned subsidiary FC Financial, based in Phoenix, Arizona, with lending production offices in Houston and Dallas, Texas and Los Angeles and Orange, California.

Strategic Evolution and Acquisition Strategy

The Company was organized on October 22, 1999 as a California corporation for the purpose of becoming a bank holding company and to acquire all the outstanding capital stock of Rancho Santa Fe National Bank, First National’s predecessor.

We have grown rapidly through a series of acquisitions. The following chart summarizes the acquisitions since our inception, which are described in more detail below and in Note 2 of Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Date	Institution/Company Acquired
May 2000	Rancho Santa Fe National Bank
May 2000	First Community Bank of the Desert
January 2001	Professional Bancorp, Inc.
October 2001	First Charter Bank
January 2002	Pacific Western National Bank
March 2002	W.H.E.C., Inc.
August 2002	Upland Bank
August 2002	Marathon Bancorp
September 2002	First National Bank
January 2003	Bank of Coronado
August 2003	Verdugo Banking Company
March 2004	First Community Financial Corporation
April 2004	Harbor National Bank

We have financed our acquisitions, in part, with cash raised from the sale of our common stock or from the issuance of subordinated debentures. In January 2002, we raised $23.0 million in a private placement from the sale, via a rights offering, of 1.2 million shares of our common stock. The proceeds of the rights offering were used to help fund the acquisition of Pacific Western National Bank. In July 2002, we raised $89.3 million via the sale of 3.9 million shares of our common stock in a registered public offering, which we refer to as the 2002 offering. The proceeds of the 2002 offering were used to help fund the acquisitions of Upland Bank, Marathon Bancorp, First National Bank and Bank of Coronado. We have issued and have outstanding a total of $121.6 million in subordinated debentures, issued over five years as follows: $8.2 million issued in 2000, $20.6 million issued in 2001, $10.3 million in 2002, $20.6 million issued in 2003 and $61.9 million issued in the first quarter of 2004. The proceeds from the last issuance were used to help fund the FC Financial acquisition and the Harbor National acquisition. See Note 9 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.” As described in more detail below, we have also financed the acquisitions with the exchange of our common stock for the stock of the target company.

First Community Bank of the Desert Acquisition

On May 31, 2000, we completed the Company’s formation whereby the former Rancho Santa Fe National Bank and First Community Bank of the Desert became our wholly-owned subsidiaries and operated under their own names. The merger created a $340 million bank holding company operating in the California markets of Northern San Diego County and the desert communities of the Coachella Valley and Morongo Basin. Shareholders for both banks approved the transaction at their respective shareholder meetings held on May 31, 2000. Under the terms of the merger agreement, each shareholder of First Community Bank of the Desert received 0.30 shares of our common stock for each share of First Community Bank of the Desert common stock. Each Rancho Santa Fe National Bank share was exchanged for one share of our common stock. Upon completion of the merger, our common stock was listed on NASDAQ under the symbol FCBP. The Company accounted for the merger as a “pooling-of-interests.”

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

First Charter Acquisition

On October 8, 2001, we acquired First Charter Bank, N.A., which we refer to as First Charter. We issued 661,609 shares of our common stock in exchange for all of the outstanding common stock and options of First Charter. The aggregate purchase price totaled $14.2 million. First Charter was merged into First Professional with First Professional as the surviving entity.

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

Bank of Coronado Acquisition

On January 9, 2003, we acquired Bank of Coronado. We paid approximately $11.6 million in cash for all of the shares of common stock and options of Bank of Coronado. Upon completion of the acquisition, Bank of Coronado was merged into First National.

Verdugo Banking Company Acquisition

On August 22, 2003, we acquired Verdugo Banking Company. We paid approximately $34.3 million in cash for all of the outstanding shares of common stock and options of Verdugo Banking Company. At the time of the merger, Verdugo Banking Company was merged into Pacific Western.

First Community Financial Corporation

On March 1, 2004, we acquired FC Financial, a privately-held commercial finance company based in Phoenix, Arizona. We paid $40.0 million in cash for all of the outstanding common stock and options of FC Financial. At the time of the acquisition, FC Financial became a wholly-owned subsidiary of First National.

Harbor National Bank Acquisition

On April 16, 2004, we acquired Harbor National. We paid approximately $35.7 million in cash for all of the outstanding shares of common stock and options of Habor National. At the time of the merger, Harbor National was merged into Pacific Western.

Banking Business

The Banks are full-service community banks that offer a broad range of banking products and services, including many types of business and personal savings and checking accounts and other commercial and consumer banking services, including foreign exchange services. We derive our income primarily from the interest received on the various loan products, interest on investment securities and to a lesser extent from fees, providing deposit services, foreign exchange services and extending credit. The Banks originate several types of loans, including secured and unsecured commercial and consumer loans, commercial real estate mortgage loans, SBA loans and construction loans. We extend credit to customers located primarily in the counties we serve and through certain programs at First National, we also extend credit and make commercial and real estate loans to businesses located in Mexico. Special services, including international banking services, multi-state deposit services and investment services, or requests beyond the lending limits of the Banks can be arranged through correspondent banks. The Banks issue ATM and debit cards as well as have a network of ATMs and offer access to ATM networks through other major service providers. Through the Banks, we provide these banking and financial services throughout Southern California to small and medium-sized businesses and the owners and employees of those businesses. We also provide asset-based lending and factoring of accounts receivable to small businesses located throughout the southwestern United States through FC Financial’s office in Phoenix, Arizona, and its employees located in Houston and Dallas, Texas and Los Angeles and Orange, California.

Through the Banks, the Company concentrates its lending activities in three principal areas:

(1)   Real Estate Loans.   Real estate loans are comprised of construction loans, miniperm loans collateralized by first or junior deeds of trust on specific commercial properties and equity lines of credit. The properties collateralizing real estate loans are principally located in our primary market areas of Los Angeles, Orange, San Bernardino, Riverside and San Diego counties in California and the contiguous communities. Construction loans are comprised of loans on commercial, residential and income producing properties that generally have terms of less than two years and typically bear an interest rate that floats with the Bank’s base rate, prime rate or another established index. Miniperm loans finance the purchase and/or ownership of commercial properties, including owner-occupied and income producing properties. Miniperm loans are generally made with an amortization schedule ranging from 15 to 25 years with a lump sum balloon payment due in one to ten years. Equity lines of credit are revolving lines of credit collateralized by junior deeds of trust on residential real properties. They generally bear a rate of interest that floats with the Banks’ base rate or the prime rate and have maturities of five years. From time to time, we purchase participation interests in loans originated by other financial institutions. These loans are subject to the same underwriting criteria and approval process as loans originated directly by us.

The Banks’ real estate portfolio is subject to certain risks, including, but not limited to (i) a possible downturn in the Southern California economy, (ii) interest rate increases, (iii) reduction in real estate values in Southern California, (iv) increased competition in pricing and loan structure, and (v) environmental risks, including natural disasters. We strive to reduce the exposure to such risks by (a) reviewing each loan request and renewal individually, (b) using a dual signature approval system for the approval of each loan request for loans over a certain dollar amount, (c) adhering to written loan policies, including, among other factors, minimum collateral requirements, maximum loan-to-value ratio requirements, cash flow requirements and personal guarantees, (d) obtaining secondary appraisals, (e) obtaining external independent credit reviews, (f) evaluating concentrations as a percentage of capital and loans, and (g) conducting environmental reviews, where appropriate. We review each loan request on the basis of our ability to recover both principal and interest in view of the inherent risks.

(2)   Commercial Loans.   Commercial loans are made to finance operations, to provide working capital or for specific purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower’s cash flow from operations is generally the primary source of repayment, our policies provide specific guidelines regarding required debt coverage and other important financial ratios. Commercial loans include lines of credit and commercial term loans. Lines of credit are extended to businesses or individuals based on the financial strength and integrity of the borrower and generally (with some exceptions) are collateralized by short-term assets such as accounts receivable, inventory, equipment or real estate and have a maturity of one year or less. Such lines of credit bear an interest rate that floats with the Banks’ base rate, the prime rate, LIBOR or another established index. Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short-term debt originally used to purchase fixed assets or, in rare cases, to finance the purchase of businesses. Commercial term loans generally have terms from one to five years. They may be collateralized by the asset being acquired or other available assets and bear interest rates which either float with the Bank’s base rate, the prime rate, LIBOR or another established index or is fixed for the term of the loan.

The Banks’ portfolio of commercial loans is subject to certain risks, including, but not limited to (i) a possible downturn in the Southern California economy, (ii) interest rate increases, (iii) deterioration of the value of the underlying collateral, and (iv) the deterioration of a borrower’s or guarantor’s financial capabilities. We strive to reduce the exposure to such risks through (a) reviewing each loan request and renewal individually, (b) using a dual signature approval system, (c) adhering to written loan policies, (d) obtaining independent credit reviews and (e) in the case of certain commercial loans to Mexican or foreign entities, third party insurance which limits our exposure to anywhere from 20 to 30 percent of the underlying loan. In addition, loans based on short-term asset values and factoring arrangements are monitored on a daily, weekly, monthly or quarterly basis and may include lockbox or control account arrangements. In general, the Banks receive and review financial statements and other documents of borrowing customers on an ongoing basis during the term of the relationship and respond to any deterioration noted.

(3)   Consumer Loans.   Consumer loans include personal loans, auto loans, boat loans, home improvement loans, equipment loans, revolving lines of credit and other loans typically made by banks to individual borrowers. The Banks’ consumer loan portfolio is subject to certain risks, including (i) amount of credit offered to consumers in the market, (ii) interest rate increases and (iii) consumer bankruptcy laws which allow consumers to discharge certain debts. We strive to reduce the exposure to such risks through the direct approval of all consumer loans by (a) reviewing each loan request and renewal individually, (b) using a dual signature approval system, (c) adhering to written credit policies, and (d) obtaining external independent credit reviews.

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

Business Concentrations

No individual or single group of related accounts is considered material in relation to our total assets or to the assets or deposits of either of the Banks, or in relation to the overall business of the Company. However, approximately 65% of our loan portfolio held for investment at December 31, 2004 consisted of real estate-related loans, including construction loans, miniperm loans, commercial real estate mortgage loans and commercial loans secured by commercial real estate. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loans.” Moreover, our business activities are currently focused primarily in Southern California, with the majority of our business concentrated in Los Angeles, Riverside, Orange, San Bernardino and San Diego Counties. Consequently, our results of operations and financial condition are dependent upon the general trends in the Southern California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in Southern California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region. We conduct foreign lending activities through First National, including commercial and real estate lending, consisting predominantly of loans to individuals or entities located in Mexico. All of our foreign loans are denominated in U.S. dollars and most are collateralized by assets located in the United States or guaranteed or insured by businesses located in the United States. Through its operating subsidiary FC Financial, First National also conducts asset-based lending and factoring of accounts receivable in the states of Arizona, California and Texas.

Competition

The banking business in California, specifically in the Banks’ primary service areas, is highly competitive with respect to originating both loans and deposits as well as other banking and mortgage banking services. The market is dominated by a relatively small number of major banks with a large number of offices and full-service operations over a wide geographic area. Among the advantages such major banks have in comparison to the Banks are their ability to finance and engage in wide-ranging advertising campaigns and to allocate their investment assets to regions of higher yield and demand. These competitors offer certain services which we do not offer directly. In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than we offer. Other entities, in both the public and private sectors, seeking to raise capital through the issuance and sale of debt or equity securities also compete with us for the acquisition of deposits. To obtain deposits, we compete with money market funds and other money market instruments which are not subject to interest rate ceilings. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card and other consumer finance services (including on-line banking services and personal financial software). Competition for deposit and loan products remains strong from both banking and non-banking institutions and this competition directly affects the rates of those products and the terms on which they are offered to consumers and businesses.

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

Economic factors, along with legislative and technological changes, will have an ongoing impact on the competitive environment within the financial services industry. We strive to anticipate and adapt to dynamic competitive conditions, but we can make no assurance as to the effectiveness of these efforts on our future business or results of operations or as to our continued ability to anticipate and adapt to changing conditions. In order to compete with other financial services providers in their primary service areas, we attempt to use, to the fullest extent possible, the flexibility which our independent status permits, including an emphasis on specialized services, local promotional activity and personal contacts. Each of our Banks strives to offer highly personalized banking services. In addition, we intend to continue improving our services and banking products and to cross-market services and banking products provided by one of our Banks but not the other. We believe that through the cross-marketing of products, our Banks can distinguish themselves from other community banks with which we compete based on the range of services provided and products offered. However, we can provide no assurance that we will be able to sufficiently improve our services and/or banking products or successfully compete in our primary service areas.

Regulatory Matters

On April 8, 2004, First National entered into a memorandum of understanding, an informal administrative action, with the Office of the Comptroller of the Currency, or the OCC, with respect to First National’s compliance with Bank Secrecy Act/Anti-Money Laundering (“BSA/AML”) regulations. Management believes it has addressed all the issues contained in the memorandum of understanding and is committed to resolving the issues addressed in the memorandum as promptly as possible. See “—Supervision and Regulation—USA Patriot Act” below.

Employees

As of March 1, 2005, First National had 214 full time equivalent employees, Pacific Western had 272 full time equivalent employees, and First Community had 91 full time equivalent employees.

Certain Business Risks

Ownership of our common stock involves risk. You should carefully consider, in addition to the other information set forth herein, the following risk factors.

•       Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

Changes in the interest rate environment may reduce our profits. It is expected that we will continue to realize income from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. We cannot assure you that we can minimize our interest rate risk. In addition, while an increase in the general level of interest rates may increase our net interest margins and loan yield, it may adversely affect the ability of certain borrowers with variable rate loans to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume and overall profitability.

•       We face strong competition from financial services companies and other companies that offer banking services which could negatively affect our business.

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

Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. A deterioration in economic conditions, whether caused by national or local concerns, in particular an economic slowdown in Southern California, could result in the following consequences, any of which could hurt our business materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for our products and services may decrease; low cost or noninterest bearing deposits may decrease; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans. The State of California continues to face fiscal challenges upon which the long-term impact on the State’s economy cannot be predicted.

•       A downturn in the real estate market could negatively affect our business.

A downturn in the real estate market could negatively affect our business because a significant portion of our loans are secured by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

Substantially all of our real property collateral is located in Southern California. If there is a significant decline in real estate values, especially in Southern California, the collateral for our loans would provide less security. Real estate values could be affected by, among other things, an economic slowdown, an increase in interest rates, earthquakes and other natural disasters particular to California.

•       We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

We currently depend heavily on the services of our chairman, John Eggemeyer, our chief executive officer, Matthew Wagner, and a number of other key management personnel. The loss of Mr. Eggemeyer’s or Mr. Wagner’s services or that of other key personnel could materially and adversely affect our results of operations and financial condition. Our success also depends, in part, on our ability to attract and retain additional qualified management personnel. Competition for such personnel is strong in the banking industry and we may not be successful in attracting or retaining the personnel we require.

•       We are subject to extensive regulation which could adversely affect our business.

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. There are currently proposed laws, rules and regulations that, if adopted, would impact our operations. There can be no assurance that these proposed laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could (i) make compliance much more difficult or expensive, (ii) restrict our ability to originate, broker or sell loans or accept certain deposits, (iii) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us, or (iv) otherwise adversely affect our business or prospects for business. See “—Supervision and Regulation” below.

•       We are exposed to transactional, currency and legal risk related to our foreign loans that is in addition to risks we face on loans to U.S.-based borrowers.

A portion of our loan portfolio is represented by credit we extend and loans we make to businesses located outside the United States, predominantly in Mexico. These loans, which include commercial loans, real estate loans and credit extensions for the financing of international trade, are subject to risks in addition to risks we face with our loans to businesses located in the United States including, but not limited to, currency risk, transaction risk, country risk and legal risk. While these loans are denominated in U.S. dollars, the ability of the borrower to repay may be affected by fluctuations in the borrower’s home country currency relative to the U.S. dollar. Additionally, while most of our foreign loans are insured by U.S.-based institutions, guaranteed by a U.S.-based entity, or collateralized with U.S.-based assets or real property, our ability to collect in the event of default is subject to a number of conditions and we may not be successful in obtaining partial or full repayment. Furthermore, foreign laws may restrict our ability to foreclose on, take a security interest in, or seize collateral located in the foreign country.

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

Our ability to pay dividends to our shareholders is subject to the restrictions set forth in California law. In addition, our ability to pay dividends to our shareholders is restricted in specified circumstances under indentures governing the trust preferred securities we have issued and under the revolving credit agreements to which we are a party. See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters—Dividends” for more information on these restrictions. We cannot assure you that we will meet the criteria specified under California law or under these agreements in the future, in which case we may reduce or stop paying dividends on our common stock.

•       The primary source of our income from which we pay dividends is the receipt of dividends from our Banks.

The availability of dividends from the Banks is limited by various statutes and regulations. It is possible, depending upon the financial condition of the bank in question and other factors, that the Board of Governors of the Federal Reserve System, and/or the Office of the Comptroller of the Currency could assert that payment of dividends or other payments is an unsafe or unsound practice. In the event our subsidiaries were unable to pay dividends to us, we in turn would likely have to reduce or stop paying dividends on our common stock. Our failure to pay dividends on our common stock could have a material adverse effect on the market price of our common stock. See “—Supervision and Regulation” for additional information on the regulatory restrictions to which we and our Banks are subject.

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

•       Our allowance for credit losses may not be adequate to cover actual losses.

In accordance with accounting principles generally accepted in the United States, we maintain an allowance for loan losses to provide for loan defaults and non-performance and a reserve for unfunded loan committments, which when combined, we refer to as the allowance for credit losses. Our allowance for credit losses may not be adequate to cover actual credit losses, and future provisions for credit losses could materially and adversely affect our operating results. Our allowance for credit losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for credit losses. While we believe that our allowance for credit losses is adequate to cover current losses, we cannot assure you that we will not further increase the allowance for credit losses or that regulators will not require us to increase this allowance. Either of these occurrences could materially adversely affect our earnings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•       Concentrated ownership of our common stock creates a risk of sudden changes in our share price.

As of March 3, 2005, directors and members of our executive management team owned or controlled approximately 16.5% of our common stock, excluding shares that may be issued to executive officers upon payment of restricted and performance stock awards and exercise of stock options. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock.

The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our common stock. In addition, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly.

•       Our largest shareholder is a registered bank holding company and the activities and regulation of such shareholder may affect the permissible activities of the Company.

Castle Creek Capital, LLC, which we refer to as Castle Creek, is controlled by our chairman, John M. Eggemeyer, and beneficially owned approximately 14.4% of the Company as of March 3, 2005. Castle Creek is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and is regulated by the Board of Governors of the Federal Reserve System, or FRB. Under FRB guidelines, holding companies must be a “source of strength” for their subsidiaries. See “—Supervision and Regulation—Bank Holding Company Regulation”. Regulation of Castle Creek by the FRB may adversely affect the activities and strategic plans of the Company should the FRB determine that Castle Creek or any other company in which Castle Creek has invested has engaged in any unsafe or unsound banking practices or activities. While we have no reason to believe that the FRB is proposing to take any action with respect to Castle Creek that would adversely affect the Company, we remain subject to such risk.

Financial and Statistical Disclosure

Certain of our statistical information is presented within “Item 6. Selected Financial Data,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A. Qualitative and Quantitative Disclosure About Market Risk.” This information should be read in conjunction with the consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data.”

Supervision and Regulation

General

The banking and financial services business in which we engage is highly regulated. Such regulation is intended, among other things, to protect depositors insured by the Federal Deposit Insurance Corporation, or FDIC, and the entire banking system. The commercial banking business is also influenced by the monetary and fiscal policies of the federal government and the policies of the FRB. The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affects interest rates charged on loans and paid on deposits. Indirectly such actions may also impact the ability of non-bank financial institutions to compete with the Banks. The nature and impact of any future changes in monetary policies cannot be predicted.

The laws, regulations and policies affecting financial services businesses are continuously under review by Congress, state legislatures and federal and state regulatory agencies. From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, in the California legislature and by various bank regulatory agencies and other professional agencies. Changes in the laws, regulations or policies that impact us cannot necessarily be predicted, but they may have a material effect on our business and earnings.

Bank Holding Company Regulation

As a bank holding company, First Community is registered with and subject to regulation by the FRB under the Bank Holding Company Act of 1956, as amended, or the BHCA. In accordance with FRB policy, First Community is expected to act as a source of financial strength to the Banks and to commit resources to support the Banks in circumstances where it might not otherwise do so. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act (“FDIA”), the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to such a commonly controlled institution. Because Castle Creek is a holding company for us as well as for a bank in Texas, in the event of a “default” at, or assistance to, the Texas bank, our Banks could have liability even though we have no control over the Texas bank. Under the BHCA, we are subject to periodic examination by the FRB. We are also required to file with the FRB periodic reports of our operations and such additional information regarding the Company and its subsidiaries as the FRB may require. Pursuant to the BHCA, we are required to obtain the prior approval of the FRB before we acquire all or substantially all of the assets of any bank or ownership or control of voting shares of any bank if, after giving effect to such acquisition, we would own or control, directly or indirectly, more than 5 percent of such bank.

Under the BHCA, we may not engage in any business other than managing or controlling banks or furnishing services to its subsidiaries that the FRB deems to be so closely related to banking as “to be a proper incident thereto.” We are also prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company unless the company is engaged in banking activities or the FRB determines that the activity is so closely related to banking to be a proper incident to banking. The FRB’s approval must be obtained before the shares of any such company can be acquired and, in certain cases, before any approved company can open new offices.

Additionally, bank holding companies that meet certain eligibility requirements prescribed by the BHCA and elect to operate as financial holding companies may engage in, or own shares in companies engaged in a wider range of nonbanking activities, including securities and insurance activities and any other activity that the FRB, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature, incidental to any such financial activity or complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The BHCA generally does not place territorial restrictions on the domestic activities of non-bank subsidiaries of bank holding companies. As of the date of this filing, we do not operate as a financial holding company.

The BHCA and regulations of the FRB also impose certain constraints on the redemption or purchase by a bank holding company of its own shares of stock.

Our earnings and activities are affected by legislation, by regulations and by local legislative and administrative bodies and decisions of courts in the jurisdictions in which we and the Banks conduct business. For example, these include limitations on the ability of the Banks to pay dividends to us and our ability to pay dividends to our shareholders. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. Various federal and state statutory provisions limit the amount of dividends that subsidiary banks and savings associations can pay to their holding companies without regulatory approval. In addition to these explicit limitations, the federal regulatory agencies have general authority to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

In addition, banking subsidiaries of bank holding companies are subject to certain restrictions imposed by federal law in dealings with their holding companies and other affiliates. Subject to certain exceptions set forth in the Federal Reserve Act, a bank can make a loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate, accept securities of an affiliate as collateral for a loan or extension of credit to any person or company, issue a guarantee or accept letters of credit on behalf of an affiliate only if the aggregate amount of the above transactions of such subsidiary does not exceed 10 percent of such subsidiary’s capital stock and surplus on an individual basis or 20 percent of such subsidiary’s capital stock and surplus on an aggregate basis. Such transactions must be on terms and conditions that are consistent with safe and sound banking practices. A bank and its subsidiaries generally may not purchase a “low-quality asset,” as that term is defined in the Federal Reserve Act, from an affiliate. Such restrictions also prevent a holding company and its other affiliates from borrowing from a banking subsidiary of the holding company unless the loans are secured by collateral.

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

The Banks are insured by the FDIC, which currently insures deposits of each member bank to a maximum of $100,000 per depositor. For this protection, the Banks, as is the case with all insured banks, pay a quarterly statutory assessment and are subject to the rules and regulations of the FDIC. First Community is a member of the Federal Reserve System and is subject to primary regulation by the FRB. First National and Pacific Western are national banks and therefore regulated primarily by the Office of the Comptroller of the Currency, or the OCC.

Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Banks. State and federal statutes and regulations relate to many aspects of the Banks’ operations, including standards for safety and soundness, reserves against deposits, interest rates payable on deposits and loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, fair lending requirements, Community Reinvestment Act activities and loans to affiliates. Further, the Banks are required to maintain certain levels of capital. The following are the regulatory capital guidelines and the actual capitalization levels for First National, Pacific Western and the Company as of December 31, 2004:

	Adequately Capitalized	Well Capitalized	First National	Pacific Western	Company Consolidated
	(greater than or equal to)
Tier 1 leverage capital ratio	4.00%	5.00%	9.68%	9.41%	9.56%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.12%	9.46%	9.72%
Total risk-based capital	8.00%	10.00%	11.37%	10.42%	10.88%

The Company has issued $118 million of trust preferred securities. These securities are currently included in our Tier I capital for purposes of determining the Company’s Tier I and total risk-based capital ratios. The FRB, which is the holding company’s banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities that is expected to become effective in April 2005. Under this modification, effective March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity, less goodwill and any related deferred income tax liability. The regulations currently in effect through December 31, 2008, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at December 31, 2004. We expect that our Tier I capital ratios will be at or above the existing well capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act, or FDICIA, requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. Pursuant to FDICIA, the OCC promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified as undercapitalized if its total risk-based capital is less than 8% or its Tier 1 risk-based capital or leverage ratio is less than 4%. An institution that, based upon its capital levels, is classified as “well capitalized”, “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. Furthermore, if a bank is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the federal bank regulator, and the holding company must guarantee the performance of that plan.

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

Hazardous Waste Clean-Up

Since we are not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, our primary exposure to environmental laws is through our lending activities and through properties or businesses we may own, lease or acquire. Based on a general survey of the loan portfolios of the Banks, conversations with local appraisers and the type of lending currently and historically done by the Banks, we are not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on the Company as of March 1, 2005.

Sarbanes-Oxley Act

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act aims to restore the credibility lost as a result of recent high profile corporate scandals by addressing, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. The Nasdaq National Market has adopted corporate governance rules intended to allow shareholders to more easily and effectively monitor the performance of companies and directors. The principal provisions of the Sarbanes-Oxley Act, many of which have been interpreted through regulations released in 2003, provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the Company’s independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a “financial expert’ (as such term is defined by the SEC) and if not discussed, why the audit committee does not have a financial expert; (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (xi) a range of enhanced penalties for fraud and other violations; and (xii) expanded disclosure and certification relating to an issuer’s disclosure controls and procedures and internal controls over financial reporting.

As a result of the Sarbanes-Oxley Act, and its implementing regulations, we have incurred substantial cost to interpret and ensure compliance with the law and its regulations.

We cannot be certain of the effect, if any, of the foregoing legislation on our business. Future changes in the laws, regulation, or policies that impact us cannot necessarily be predicted and may have a material effect on our business and earnings.

USA Patriot Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”), designed to deny terrorists and others the ability to obtain access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act, as implemented by various federal regulatory agencies, requires financial institutions, including the Company, to implement new policies and procedures or amend existing policies and procedures with respect to, among other matters, anti-money laundering, compliance, suspicious activity and currency transaction reporting and due diligence on customers. The Patriot Act and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB, the OCC and other federal banking agencies to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act. The Company has augmented its systems and procedures to accomplish this. We believe that the cost of compliance with the Patriot Act is not likely to be material to the Company.

On April 8, 2004, First National Bank entered into a memorandum of understanding, an informal administrative action, with the OCC, with respect to First National’s compliance with Bank Secrecy Act/Anti-Money Laundering (“BSA/AML”) regulations. The memorandum requires us to evaluate and strengthen our BSA/AML program and processes. The memorandum is limited in scope to BSA/AML issues and management believes that it will have no material impact on our operating results or financial condition and that, unless we fail to adequately address the concerns of the OCC, the memorandum will not constrain our business. Management believes it has addressed all the matters contained in the memorandum and we have submitted written responses to the OCC. The OCC has acknowledged receipt of our submissions and indicated that they will be reviewed in the normal course. Management is committed to resolving the issues addressed in the memorandum as promptly as possible.

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

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) generally requires insured depository institutions to identify the communities they serve and to make loans and investments and provide services that meet the credit needs of these communities. Furthermore, the CRA requires the OCC to evaluate the performance of each of the Banks in helping to meet the credit needs of their communities. As a part of the CRA program, the Banks are subject to periodic examinations by the OCC, and must maintain comprehensive records of their CRA activities for this purpose. During these examinations, the OCC rates such institutions’ compliance with CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities. The OCC must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low-and moderate-income neighborhoods. Both of the Banks have a CRA rating of “Satisfactory” as of their most recent examinations.

Customer Information Security

The FRB, the OCC and other bank regulatory agencies have adopted final guidelines (the “Guidelines”) for safeguarding confidential, personal customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazard to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. We have adopted a customer information security program to comply with such requirements.

Privacy

The Gramm-Leach-Bliley Act of 1999 (the “GLBA”) requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the Banks policies and procedures. Certain state statutes that affect the Company impose parallel or more extensive privacy restrictions. The Banks have implemented privacy policies addressing these restrictions which are distributed regularly to all existing and new customers of the Banks.

Available Information

We maintain an Internet website at www.firstcommunitybancorp.com, and a website for each of our Banks at www.banksandiego.com and www.pacificwesternbank.com. At www.firstcommunitybancorp.com and via the “Investor Relations” link at each of the Banks’ websites, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC.  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room, located at 450 Fifth Street, NW, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  You may obtain copies of the Company’s filings on the SEC site.  These documents may also be obtained in print upon request by our shareholders to our Investor Relations Department.

We have adopted a written code of ethics that applies to all directors, officers and employees of the Company, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission promulgated thereunder. The code of ethics, which we call our Code of Business Conduct and Ethics, is available on our corporate web site, www.firstcommunitybancorp.com in the section entitled “Corporate Governance.” In the event that we make changes in, or provide waivers from, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on our corporate web site in such section. In the Corporate Governance section of our corporate web site, we have also posted the charters for our Audit Committee and our Compensation, Nominating and Governance Committee, as well as our Corporate Governance Guidelines. In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our web site.

Our Investor Relations Department can be contacted at First Community Bancorp, 275 N. Brea Blvd., Brea, CA 92821, Attention: Investor Relations, telephone 714-671-6800, e-mail: investor-relations@firstcommunitybancorp.com.

Forward-Looking Information

This Annual Report on Form 10-K contains certain forward-looking information about the Company, which statements are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, implied or projected by, such forward-looking statements. Risks and uncertainties include, but are not limited to:

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

•       legislative or regulatory requirements or changes adversely affect First Community Bancorp’s business;

•       changes in the securities markets; and

•       regulatory approvals for announced or future acquisitions cannot be obtained on the terms expected or on the anticipated schedule.

If any of these risks or uncertainties materializes or if any of the assumptions underlying such forward-looking statements proves to be incorrect, First Community Bancorp’s results could differ materially from those expressed in, implied or projected by, such forward-looking statements. First Community Bancorp assumes no obligation to update such forward-looking statements. For additional information concerning risk and uncertainties related to us and our operations, please refer to Items 1 through 7A of this Annual Report.

ITEM 2. PROPERTIES

As of March 1, 2005, we had a total of 56 properties consisting of 35 branch offices, 1 annex office, 4 operations centers and 16 other properties of which 12 are subleased. We own 4 locations and the remaining properties are leased. All properties are located in southern California except for the annex office used by FC Financial, which is located in Phoenix, Arizona. Pacific Western operates through 22 branches and its principal office is located at 120 Wilshire Blvd., Santa Monica, California 90401. First National operates through 13 branches and its principal office is located at 401 West “A” Street, San Diego, California 92101.

For additional information regarding properties of the Company and of the Banks, see “Item 8. Financial Statements and Supplementary Data.”

ITEM 3. LEGAL PROCEEDINGS

On June 8, 2004, the Company was served with an amended complaint naming First Community and Pacific Western as defendants in a class action lawsuit filed in Los Angeles Superior Court pending as Case No. BC310846. We are named as defendants in our capacity as alleged successors to First Charter Bank, N.A., which the Company acquired in October 2001. A former officer of First Charter, who left First Charter in May of 1997, is also named as a defendant.

The amended complaint alleges that a former officer of First Charter who later became a principal of Four Star Financial Services, LLC (“Four Star”), an affiliate of 900 Capital Services, Inc. (“900 Capital”), improperly induced several First Charter customers to invest in 900 Capital or affiliates of 900 Capital and further alleges that Four Star, 900 Capital and some of their affiliated entities perpetuated their fraud upon investors through various First Charter accounts with First Charter’s purported knowing participation in and/or willful ignorance of the scheme.  The key allegations against First Charter in the amended complaint date back to the mid-1990s and the amended complaint alleges several counts for relief including aiding and abetting, conspiracy, fraud, breach of fiduciary duty, relief pursuant to the California Business and Professions Code, negligence and relief under the California Securities Act stemming from an alleged ponzi scheme and sale of securities issued by Four Star.  In disclosures provided to the parties, plaintiffs have asserted that the named plaintiffs have suffered losses well in excess of $3.85 million, and plaintiffs have asserted that “losses to the class total many tens of millions of dollars.”  While we understand that the plaintiffs intend to seek to certify a class for purposes of pursuing a class action, a class has not yet been certified and no motion for class certification has been filed.  On July 7, 2004, we removed the action to U.S. District Court for the Central District of California. On July 26, 2004, we filed proofs of claim in the federal bankruptcy proceedings of Four Star and 900 Capital for contribution and indemnity.  On October 14, 2004, the District Court remanded most of the action to the Los Angeles Superior Court, and transferred the fraudulent transfer claim and a request for disgorgement to the U.S. Bankruptcy Court for the Central District of California.  In December 2004, plaintiffs dismissed, without prejudice, the fraudulent transfer claim and request for disgorgement pending before the U.S. Bankruptcy Court.  On November 8, 2004, we filed a demurrer to each of the remaining counts in the amended complaint.  A hearing on the demurrer was held on February 17, 2005.  At this hearing, the Court sustained our demurrer to the amended complaint as to each of the counts therein, granting the plaintiffs leave to amend.  We intend to continue to vigorously defend the lawsuit.

At this stage of litigation, we do not believe it is feasible to accurately assess the likely outcome, the timing of its resolution, or whether it will have a material adverse effect on the Company’s consolidated financial position, results of operation or cash flows.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Marketplace Designation, Sales Price Information and Holders

On June 1, 2000, our common stock was designated for quotation on the Nasdaq National Market® and trades under the symbol “FCBP.” The following table summarizes the high and low bid prices for each quarterly period ended since January 1, 2003 for our common stock, as quoted and reported by the Nasdaq National Market:

	Approximate Bid Prices
	High	Low
Quarter Ended
2003:
First quarter	$33.33	$28.00
Second quarter	$31.80	$28.67
Third quarter	$35.00	$29.56
Fourth quarter	$37.66	$33.95
2004:
First quarter	$40.68	$36.00
Second quarter	$39.97	$32.02
Third quarter	$43.65	$37.38
Fourth quarter	$43.99	$39.56

As of March 3, 2005, the closing price of our common stock on Nasdaq was $43.78 per share. As of that date, we believe, based on the records of our transfer agent, that there were approximately 897 record holders of our common stock.

Dividends

Our ability to pay dividends to our shareholders is subject to the restrictions set forth in the California General Corporation Law, or the CGCL. The CGCL provides that a corporation may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution. The CGCL further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions: (i) the corporation’s assets equal at least 1 1/4 times its liabilities and (ii) the corporation’s current assets equal at least its current liabilities or, alternatively, if the average of the corporation’s earnings before taxes on income and interest expense for the two preceding fiscal years was less than the average of the corporation’s interest expense for such fiscal years, the corporation’s current assets equal at least 1 1/4 times its current liabilities. Our ability to pay dividends is also subject to certain other limitations. See “Item 1. Business—Supervision and Regulation.”

Our primary source of income is the receipt of dividends from the Banks. The availability of dividends from the Banks is limited by various statutes and regulations. It is possible, depending upon the financial condition of the bank in question, and other factors, that the FRB and/or the OCC could assert that payment of dividends or other payments is an unsafe or unsound practice. In addition, our ability to pay dividends is limited by the Amended and Restated Revolving Credit Agreement, dated as of August 15, 2003 and the first amendment dated as of August 13, 2004, to such agreement between the Company and The Northern Trust Company and by the Revolving Credit Agreement dated as of August 15, 2003 and the second amendment dated as of September 7, 2004, to such agreement between the Company and U.S.

Bank, NA. Both agreements provide that we may not declare or pay any dividend, other than dividends payable on the Company’s common stock or in the ordinary course of business exceeding 50% of net earnings per fiscal quarter of the Company before goodwill or intangibles amortization and any restructuring charges incurred in connection with any merger, consolidation or other restructuring contemplated by transactions similar to a merger. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” and Note 19 of Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Our ability to pay dividends is also limited by certain covenants contained in the indentures governing trust preferred securities that we have issued, and the debentures underlying the trust preferred securities. The indentures provide that if an Event of Default (as defined in the indentures) has occurred and is continuing, or if we are in default with respect to any obligations under our guarantee agreement which covers payments of the obligations on the trust preferred securities, or if we give notice of any intention to defer payments of interest on the debentures underlying the trust preferred securities, then we may not, among other restrictions, declare or pay any dividends (other than a dividend payable by the Banks to the holding company) with respect to our common stock. See Note 9 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Holders of our common stock are entitled to receive dividends declared by our Board of Directors out of funds legally available under the laws of the State of California, subject to the rights of holders of any preferred stock of the Company that may be issued in the future. Since January 1, 2003 we have declared the following quarterly dividends:

Record Date	Pay Date	Amount per Share
February 14, 2003	February 28, 2003	$0.15
May 16, 2003	May 30, 2003	$0.15
August 15, 2003	August 29, 2003	$0.1875
November 14, 2003	November 26, 2003	$0.1875
February 13, 2004	February 27, 2004	$0.1875
May 14, 2004	May 28, 2004	$0.22
August 16, 2004	August 31, 2004	$0.22
November 15, 2004	November 30, 2004	$0.22
February 15, 2005	February 28, 2005	$0.22

We believe that the Company will be able to continue paying quarterly dividends however we can provide no assurance that we will continue to declare dividends on a quarterly basis or otherwise. The declaration of dividends by the Company is subject to the discretion of our Board of Directors. Our Board of Directors will take into account such matters as general business conditions, our financial results, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us to our shareholders or by our subsidiaries to the holding company, and such other factors as our Board of Directors may deem relevant. See “Business—Regulation and Supervision” in Part I, Item 1 of this Annual Report on Form 10-K for a discussion of potential regulatory limitations on the holding company’s receipt of funds from the Banks.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2004, regarding securities issued and to be issued under our equity compensation plans that were in effect during fiscal 2004:

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
		(a)	(b)	(c)
Equity compensation plans approved by security holders	The First Community Bancorp 2003 Stock Incentive Plan(1)	806,716 (2)	$19.06	381,598	(3)(4)
Equity compensation plans not approved by security holders	None	—	—	—
Total

(1)          The First Community Bancorp 2003 Stock Incentive Plan (the “Incentive Plan”) was approved by the shareholders of the Company at our 2003 Annual Meeting of Shareholders and amended in 2004 following a vote of the Shareholders at our 2004 Annual Meeting of Shareholders.

(2)          Amount represents outstanding options, warrants and rights only and does not include the 585,416 shares of unvested restricted and performance stock awarded in 2003 and 2004 and outstanding as of December 31, 2004 with an exercise price of zero.

(3)          The total number of shares of common stock that have been approved for issuance pursuant to awards granted or which may be granted in the future under the Incentive Plan is 2,500,000 shares. The number of securities remaining available for future issuance has been reduced by 598,750 shares which represents the sum of the number of shares unvested of restricted and performance stock awards outstanding at December 31, 2004 and the number of shares of restricted and performance stock awarded and vested by December 31, 2004.

(4)          All of the 381,598 shares remaining available for issuance under the Incentive Plan may be issued not only for future grants of options, warrants and rights, but also for future grants of restricted and performance stock awards. Grants of restricted and performance stock awards replace the practice of granting stock options.

Recent Sales of Unregistered Securities and Use of Proceeds

During the past three years, the Company has issued unregistered debt securities through four offerings of trust preferred securities. The details of those offerings are set forth below:

			Consideration		Exemption	Terms of
	Date	Underwriters or	Aggregate	Underwriting	from	Conversion
	Offering	Other	Offering	Discounts/	Registration	or	Use of
Securities Sold	Completed	Purchasers	Price	Commissions	Claimed	Exercise	Proceeds
	(In thousands)
Trust Preferred
Securities	6/26/2002	First Tennessee Capital Markets/Keefe, Bruyette and Woods, Inc.	$10,310	200	(1)	N/A	Acquisition financing
Trust Preferred
Securities	8/15/2003	First Tennessee Capital Markets/Keefe, Bruyette and Woods, Inc.	10,310	150	(1)	N/A	Acquisition financing
Trust Preferred
Securities	9/3/2003	Trapeza CDO IV, LLC	10,310	—	(1)	N/A	Acquisition financing
Trust Preferred
Securities	2/5/2004	Cohen Bros. & Co./ Friedman, Billings, Ramsey & Co., Inc.	61,856	300	(1)	N/A	Acquisition financing

(1)   The securities were sold in a private placement to the initial purchasers.  We are informed by the initial purchasers that the securities were resold in transactions exempt from registration pursuant to Rule 144A under the Securities Act of 1933, as amended, to qualified institutional buyers as such term is defined inRule 144A and in accordance with the procedures set forth in such Rule.

Additional information regarding the offering of our debt securities and the trust preferred securities is set forth in Note 9 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Repurchases of Common Stock

Through the Company’s Directors Deferred Compensation Plan, or the DDCP, participants in the plan may reinvest deferred amounts in the Company’s common stock. The Company has the discretion whether to track purchases of Common stock as if made, or to fully fund the DDCP via purchases of stock with deferred amounts. Purchases of Company common stock by the rabbi trust of the DDCP are considered repurchases of common stock by the Company since the rabbi trust is an asset of the Company. Actual purchases of Company common stock via the DDCP are made through open market purchases pursuant to the terms of the DDCP, which includes a predetermined formula and schedule for the purchase of such stock in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. Pursuant to the terms of the DDCP, generally purchases are actually made or deemed to be made in the open market on the 15th of the month (or the next trading day), beginning March 15 of each year, following the day on which deferred amounts are contributed to the DDCP. Listed in the table below are the purchases made by the DDCP for the fourth quarter of 2004:

	Total Shares Purchased	Average Price Per Share	Shares Purchased As Part of a Publicly-Announced Program	Maximum Shares Still Available for Repurchase
October 1 - October 31, 2004	—	—	N/A	N/A
November 1 - November 30, 2004	—	—	N/A	N/A
December 1 - December 31, 2004	2,664	$43.06	N/A	N/A
	2,664	$43.06

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain of our financial and statistical information for each of the years in the five-year period ended December 31, 2004. This data should be read in conjunction with our audited consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004, and related Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

	At or for the Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data and percentages)
Results of Operations(1):
Interest income	$140,147	$112,881	$83,903	$43,114	$28,831
Interest expense	14,417	12,647	14,156	11,279	7,932
NET INTEREST INCOME	125,730	100,234	69,747	31,835	20,899
Provision for credit losses	465	300	—	639	520
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	125,265	99,934	69,747	31,196	20,379
Noninterest income	16,914	19,456	12,684	5,205	2,462
Noninterest expense	81,520	65,639	54,302	25,915	18,134
EARNINGS BEFORE INCOME TAXES	60,659	53,751	28,129	10,486	4,707
Income taxes	24,296	21,696	11,217	4,376	2,803
NET EARNINGS	$36,363	$32,055	$16,912	$6,110	$1,904
Share Data:
Earnings per common share:
Basic	$2.34	$2.08	$1.64	$1.30	$0.49
Diluted	2.27	2.02	1.58	1.23	0.47
Dividends declared per share	0.85	0.68	0.54	0.36	0.36
Book value per share(2)	$22.98	$21.24	$20.68	$10.48	$6.99
Shares outstanding at the end of the year(2)	16,268	15,893	15,297	5,277	3,971
Average shares outstanding for basic EPS	15,521	15,382	10,302	4,696	3,908
Average diluted shares outstanding for diluted EPS	15,987	15,868	10,692	4,958	4,090
Ending Balance Sheet Data:
Assets	$3,046,854	$2,428,360	$2,118,162	$770,506	$358,349
Time deposits in financial institutions	702	311	1,041	190	495
Securities	269,507	432,318	325,858	128,593	46,313
Loans, net of deferred fees	2,118,171	1,595,837	1,424,396	501,740	250,552
Allowance for loan losses(3)	26,682	24,152	23,234	11,209	3,930
Intangibles	256,955	221,956	188,050	9,793	—
Deposits(4)	2,432,390	1,949,669	1,738,621	677,167	316,938
Borrowings	90,000	53,700	1,223	1,102	1,689
Subordinated debentures	121,654	59,798	39,178	28,868	8,248
Common shareholders’ equity	373,876	337,563	316,292	55,297	27,772
Selected Financial Ratios:
Dividend payout ratio	37.33%	33.42%	34.18%	29.27%	76.60%
Shareholders’ equity to assets at period end	12.27	13.94	14.94	7.18	7.75
Return on average assets	1.35	1.41	1.14	0.92	0.56
Return on average equity	10.36	9.84	9.66	16.33	7.01
Average equity/average assets	13.04	14.29	11.78	5.61	7.99
Net interest margin	5.58	5.24	5.41	5.32	6.81

(1)    Operating results of acquired companies are included from the respective acquisition dates. See Note 2 of Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

(2)    Includes 585,416 shares and 460,000 shares of unvested restricted and performance stock outstanding at December 31, 2004 and 2003.

(3)    Balances prior to 2002 include the reserve for unfunded loan commitments.

(4)    2004 includes a short-term $365 million interesting-bearing deposit received on December 31, 2004.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read in conjunction with the disclosure regarding “Forward-Looking Statements” set forth in “Item 1. Business—Forward-Looking Statements”, as well as the discussion set forth in “Item 1. Business—Certain Business Risks” and “Item 8. Financial Statements and Supplementary Data.”

Overview

We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for our subsidiary banks, First National Bank and Pacific Western National Bank, which we refer to as the Banks. Through the holding company structure, First Community creates operating efficiencies for the Banks by consolidating core administrative, operational and financial functions that serve both of the Banks. The Banks reimburse the holding company for the cost of the services performed on their behalf, pursuant to an expense allocation agreement. See “Item 1. Business—General” above.

The Banks are full-service community banks offering a broad range of banking products and services including: accepting time and demand deposits, originating commercial loans, including asset-based lending and factoring, real estate and construction loans, Small Business Administration guaranteed loans, or SBA loans, consumer loans, mortgage loans, international loans for trade finance, and other business-oriented products. At December 31, 2004, our gross loans totaled $2,125.3 million of which approximately 32% consisted of commercial loans, 65% consisted of commercial real estate loans, including construction loans, and 3% consisted of consumer and other loans. Accordingly, the portfolio’s value and credit quality is affected in large part by real estate trends in Southern California. These percentages include some foreign loans, primarily to individuals or entities with business in Mexico, representing 5% of total loans.

The Banks compete actively for deposits, and we tend to solicit noninterest-bearing deposits. In managing the top line of our business, we focus on loan growth and loan yield, deposit cost, and net interest margin, as net interest income accounts for 88% of our net revenues (net interest income plus noninterest income).

On March 1, 2004, we acquired First Community Financial Corporation, or FC Financial, and established FC Financial as a wholly-owned operating subsidiary of First National. On April 16, 2004, we acquired Harbor National Bank, or Harbor National, and merged Harbor National into Pacific Western. Discussions about the Company and the Banks as of and for the year ended December 31, 2004 includes FC Financial and Harbor National from and after their respective dates of acquisition.

Key Performance Indicators

Among other factors, our operating results depend generally on the following:

The Level of Our Net Interest Income

Net interest income is the excess of interest earned on our interest-earning assets over the interest paid on our interest-bearing liabilities. Our primary interest-earning assets are loans and investment securities. Our primary interest-bearing liabilities are deposits, borrowings, and subordinated debentures. We attempt to increase our net interest income by maintaining a high level of noninterest-bearing deposits. At December 31, 2004, approximately 46% of our deposits were noninterest-bearing, after excluding a short-term $365 million interest-bearing deposit received by the Company on December 31, 2004. Although we have borrowing capacity under various credit lines, we have traditionally borrowed funds only for short term liquidity needs such as managing deposit flows and interim acquisition financing. While we have some long-term borrowings, these borrowings are paired to the asset-based loan portfolio acquired in the FC Financial acquisition. Our general policy is to price our deposits in the bottom half or third-quartile of our competitive peer group, resulting in deposit products that bear interest rates at somewhat lower yields. While our deposit balances will fluctuate depending on deposit holders’ perceptions of alternative yields available in the market, we attempt to minimize these variances by attracting a high percentage of noninterest-bearing deposits, which have no expectation of yield.

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

The Magnitude of Credit Losses

We maintain an allowance for credit losses. Our allowance for credit losses is the sum of our allowance for loan losses and our reserve for unfunded committments. Provisions for credit losses are charged to operations as and when needed for both on and off balance sheet credit exposure. Loans which are deemed uncollectible are charged off and deducted from the allowance for loan losses. Recoveries on loans previously charged off are added to the allowance for loan losses. We stress credit quality in originating and monitoring the loans we make and measure our success by the level of our nonperforming assets and the corresponding level of our allowance. See “—Financial Condition—Nonperforming Assets” below. Through focusing on credit quality, the loan portfolio of the Company is generally better than the quality of the loan portfolios we have acquired. Following acquisitions, we generally work to remove problem loans from the portfolio or allow lower credit quality loans to mature, and seek to replace such loans with obligations from borrowers with higher quality credit. Changes in economic conditions, however, such as increases in the general level of interest rates, could negatively impact our customers and lead to increased provision for credit losses.

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

Quarterly Period in 2004	Ratio
First	58.8%
Second	57.4%
Third	55.9%
Fourth	56.8%

Additionally, our operating results have been influenced significantly by acquisitions. The nine acquisitions we completed since January 1, 2002, added approximately $2.1 billion in assets. Our assets at December 31, 2004, total approximately $3.0 billion. Our noninterest expenses have increased for all periods presented because of our acquisitions. However, our expense control programs and merger integration routines have enabled us to reduce our efficiency ratios as shown above.

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

Our significant accounting policies and practices are described in Note 1 to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.” The accounting policies that involve significant estimates and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, are considered critical accounting policies. We have identified our policies for the allowance for credit losses, the fair value of financial instruments, and the carrying values of goodwill, other intangible assets and deferred tax assets as critical accounting policies.

Allowance for Credit Losses

The allowance for loan losses and the reserve for unfunded loan commitments when combined are referred to as the allowance for credit losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities. On December 31, 2004, we reclassified to other liabilities our reserve for unfunded loan commitments, which was previously included with the allowance for loan losses. The accompanying balance sheet as of December 31, 2003, and the allowance for loan losses tables included in note 6 of Notes to Consolidated Financial Statements and within Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the reclassification.

We maintain an allowance for loan losses at an amount which we believe is sufficient to provide adequate protection against losses inherent in the loan portfolio. Our periodic evaluation of the adequacy of the allowance is based on such factors as our past loan loss experience, known and inherent risks in the portfolio, adverse situations that have occurred but are not yet known that may affect the borrowers’ ability to repay, the estimated value of underlying collateral, and economic conditions. As we utilize information currently available to evaluate the allowance for loan losses, the allowance for loan losses is subjective and may be adjusted in the future depending on changes in economic conditions or other factors.

Although we have established an allowance for loan losses that we consider adequate, there can be no assurance that the established allowance for loan losses will be sufficient to offset losses on loans in the future. Management also believes that the reserve for unfunded loan commitments is adequate. In making this determination, we use the same methodology for the reserve for unfunded loan commitments as we do for the allowance for loan losses and consider the same qualitative factors, as well as an estimate of the probability of drawdown of the commitments correlated to their credit risk rating. Please see “—Financial Condition—Allowance for Loan Losses” and Notes 1(h) and 6 of Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” for more information.

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

Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of our financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of December 31, 2004, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different. Please see Note 11 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” for more information regarding our financial instruments and the estimation of fair value.

Goodwill and Other Intangible Assets

As a result of our acquisition activity, goodwill and core deposit and customer relationship intangible assets have been added to our balance sheet. While the core deposit and customer relationship intangibles arising from several acquisitions are being amortized over their estimated useful lives of up to 10 years, the amortization of goodwill was discontinued for periods after December 31, 2001, in accordance with generally accepted accounting principles. Instead, goodwill, a long-lived asset, is evaluated for impairment at least annually. We selected June 30th as our interim impairment analysis date to evaluate the carrying value of goodwill each year.

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

Our impairment analysis estimated the value of our reporting unit using three methods: an income approach which is a discounted cash flow model, a market comparison approach and a market transaction approach. Each of these valuation methods include several assumptions, including forecasts of future earnings of our reporting unit, discount rates, market trends and market multiples of companies engaged in similar lines of business. If any of the assumptions used in the valuation of our goodwill change over time, the estimated value assigned to our goodwill could differ significantly, including a decrease in the value of goodwill which would result in a charge to our operations. The most significant element in the goodwill evaluation is the level of our earnings. If our earnings were to decline and cause our market capitalization to decline also, the market value of our Company may not support the carrying value of goodwill. The goodwill for our one reporting unit was last evaluated for impairment as of June 30, 2004, and no impairment was identified.

The calculation and subsequent amortization of core deposit and customer relationship intangible assets also requires several assumptions including, among other things, the estimated cost to service deposits acquired, discount rates, estimated attrition rates of the acquired deposits and in the case of the customer relationship intangible the acquired loans, and estimated useful lives. If the value of the core deposit intangible or the customer relationship intangible is determined to be less than the carrying value in future periods, a writedown would be taken through a charge to our earnings. The most significant element in either intangible evaluation is the attrition rate of the acquired deposits or loans. If such attrition rate were to accelerate from that which we expected, the intangible may have to be reduced by a charge to operations. The attrition rate related to deposit flows or loan flows is influenced by many factors, the most significant of which are alternative yields available to customers and the level of competition from other financial institutions and financial services companies.

Deferred Income Tax Assets

Our deferred income tax assets arise from mainly two items: (1) differences in the dates that items of income and expense enter into our reported income and taxable income and (2) net operating loss carryforwards. Deferred tax assets are established for these items as they arise based on our judgments that they are realizable. From an accounting standpoint, we determine whether a deferred tax asset is realizable based on the historical level of our taxable income and estimates of our future taxable income. In most cases, the realization of the deferred tax asset is based on our future profitability. If we were to experience either reduced profitability or operating losses in a future period, the realization of our deferred tax assets would be questionable. In such an instance, we could be required to increase the valuation reserve on our deferred tax assets by charging earnings.

Results of Operations

Earnings Performance

We analyze our performance based on net income determined in accordance with accounting principles generally accepted in the United States. The comparability of financial information is affected by our acquisitions. Operating results include the operations of acquired entities from the dates of acquisition. Pacific Western National Bank ($282 million in assets) was acquired January 2002, W.H.E.C., Inc. ($166 million in assets) was acquired in March 2002, Upland Bank and Marathon Bancorp ($249 million in combined assets) were acquired in August 2002, First National Bank ($804 million in assets) was acquired in September 2002, Bank of Coronado ($88 million in assets) was acquired in January 2003, Verdugo Banking Company ($212 million in assets) was acquired in August 2003 and FC Financial ($106 million in assets) and Harbor National ($198 million in assets) were acquired in March and April 2004, respectively. The following table presents net income and summarizes per share data and key financial ratios:

	For the Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands, except share data)
Net earnings	$36,363	$32,055	$16,912
Profitability measures:
Basic net earnings per share	$2.34	$2.08	$1.64
Diluted net earnings per share	$2.27	$2.02	$1.58
Return on average assets	1.35%	1.41%	1.14%
Return on average equity	10.36%	9.84%	9.66%
Dividend payout ratio	37.33%	33.42%	34.18%

The 13% increase in net income during 2004 as compared to 2003 was due mainly to loan growth and acquisitions which together resulted in a 19% increase in our revenues offset by a 24% increase in our noninterest expense. Our net interest income increased during 2004 largely due to a $405 million increase in our average loans over 2003. Noninterest income was $2.5 million lower for 2004 when compared to 2003 and is attributable to the decrease in gains on asset sales and lower service charges on deposit accounts. The increase in noninterest expenses for 2004 when compared to 2003 was a result of our acquisitions and increased compensation expense and professional fees.  The increased compensation expense for 2004 compared to 2003 is largely the result of an increased number of employees due to acquisitions, staff additions to support expanded lending activity and the amortization of restricted and performance stock awarded after June 30, 2003.  Compensation expense also increased due to settlement of a deferred compensation arrangement.  Professional fees increased due to expenditures for compliance with the Sarbanes-Oxley Act and legal fees related to certain outstanding litigation.  Other noninterest expense categories increased in order to support customer services and other growth.

The increase in net income for 2003 compared to 2002 was primarily due to acquisition activity.

Net Interest Income

Net interest income, which is one of our principal sources of income, represents the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Net interest income is affected by changes in both interest rates and the volume of average interest-earning assets and interest-bearing liabilities. The following table presents, for the periods indicated, the distribution of average assets, liabilities and shareholders’ equity, as well as interest income and yields earned on average interest-earning assets and interest expense on average interest-bearing liabilities.

Analysis of Average Rates and Balances

	For the Years Ended December 31,
	2004			2003			2002
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans, net of fees and costs(1)(2)	$1,897,755	$130,175	6.86%	$1,493,211	$101,879	6.82%	$1,023,699	$74,617	7.29%
Investment securities(2)	324,156	9,584	2.96%	349,837	10,272	2.94%	202,290	8,300	4.10%
Federal funds sold	29,206	354	1.21%	68,742	718	1.04%	61,439	931	1.52%
Other earning assets	1,560	34	2.18%	1,168	12	1.03%	2,435	55	2.26%
Total interest-earning assets	2,252,677	140,147	6.22%	1,912,958	112,881	5.90%	1,289,863	83,903	6.50%
Noninterest-earning assets	437,893			366,785			196,437
Total assets	$2,690,570			$2,279,743			$1,486,300
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest checking	$185,255	$114	0.06%	$166,316	$206	0.12%	$109,231	$282	0.26%
Money market	668,881	3,716	0.56%	584,840	3,607	0.62%	389,626	4,586	1.18%
Savings	82,101	102	0.12%	78,053	348	0.45%	51,708	319	0.62%
Time certificates of deposit	257,930	3,192	1.24%	309,165	5,418	1.75%	229,992	6,276	2.73%
Total interest-bearing deposits	1,194,167	7,124	0.60%	1,138,374	9,579	0.84%	780,557	11,463	1.47%
Borrowings and subordinated debentures	172,459	7,293	4.23%	51,967	3,068	5.90%	39,487	2,693	6.82%
Total interest-bearing liabilities	1,366,626	14,417	1.05%	1,190,341	12,647	1.06%	820,044	14,156	1.73%
Non interest-bearing liabilities
Demand deposits	933,418			733,536			466,689
Other liabilities	39,608			30,145			24,430
Total liabilities	2,339,652			1,954,022			1,311,163
Shareholders’ equity	350,918			325,721			175,137
Total liabilities and shareholders’ equity	$2,690,570			$2,279,743			$1,486,300
Net interest income		$125,730			$100,234			$69,747
Net interest spread			5.17%			4.84%			4.77%
Net interest margin			5.58%			5.24%			5.41%

(1)             Includes nonaccrual loans and loan fees.

(2)             Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change,” as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds, referred to as a “rate change.” The change in interest income/expense attributable to volume reflects the change in volume multiplied by the prior year’s rate and the change in interest income/expense attributable to rate reflects the change in rates multiplied by the prior year’s volume. The changes in interest income and expense which are not attributable specifically to either volume or rate are allocated ratably between the two categories. The following table presents, for the years indicated, changes in interest income and expense and the amount of change attributable to changes in volume and rates.

Analysis of Volume and Interest Rates

	2004 Compared to 2003			2003 Compared to 2002
	Total Increase	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
	(Dollars in thousands)
Loans, net of fees and costs	$28,296	$27,746	$550	$27,262	$32,302	$(5,040)
Investment securities	(688)	(759)	71	1,972	4,815	(2,843)
Federal funds sold	(364)	(465)	101	(213)	101	(314)
Other earning assets	22	5	17	(43)	(21)	(22)
Total interest income	27,266	26,527	739	28,978	37,197	(8,219)
Interest checking	(92)	21	(113)	(76)	109	(185)
Money market	109	488	(379)	(979)	1,737	(2,716)
Savings	(246)	17	(263)	29	133	(104)
Time certificates of deposit	(2,226)	(803)	(1,423)	(858)	1,781	(2,639)
Borrowings and subordinated debentures	4,225	5,315	(1,090)	375	771	(396)
Total interest expense	1,770	5,038	(3,268)	(1,509)	4,531	(6,040)
Net interest income	$25,496	$21,489	$4,007	$30,487	$32,666	$(2,179)

2004 compared to 2003

The increase in net interest income for 2004 compared to 2003 resulted largely from the increased volume in loans, which in itself is the result of loan growth and to a lesser extent the loans acquired through our acquisition activity, coupled with the decrease in the rates paid on our interest-bearing liabilities. As a result of our efforts to maintain and attract a significant amount of noninterest-bearing demand deposits, which averaged $933.4 million during 2004, or 44% of total average deposits, our overall cost of deposits for 2004 was 0.33%. The rate decline on deposits and other interest-bearing liabilities is due largely to the continued low interest rate environment of 2004 and the increase in our noninterest-bearing deposits as a percentage of total deposits year-over-year.

The increase in interest income in 2004 over 2003 was due largely to an increase in average loans. Loans increased by $522.3 million during 2004. Such increase was composed of organic loan growth of $312.5 million and loans acquired of $209.8 million resulting in average loans increasing $404.5 million for the year. The 32 basis point increase in yield on average interest-earning assets to 6.22% for 2004 from 5.90% for 2003 is the result of a change in the mix of earning assets. During 2004 average loans represented 84% of the total average interest-earning assets compared to 78% for 2003. Maintaining a high concentration of average loans to average interest-earning assets is a key factor in increasing interest income and maintaining our net interest margin, since loan yields are usually higher than yields on investment securities.

Total interest expense increased in 2004 compared with 2003 due largely to an increase in average borrowed funds, including subordinated debentures, used to fund loan growth and acquisitions. Our interest expense on deposits decreased compared with 2003 largely as a result of the decline in interest rates paid on deposits during 2004. The cost of interest-bearing liabilities declined to 1.05% for 2004 from 1.06% for 2003 as borrowings and subordinated debentures represented a higher proportion of interest-bearing liabilities. The 24 basis point decline in the cost of interest-bearing deposits to 0.60% for 2004 from 0.84% for 2003 is due primarily to two factors. First, we actively managed our net interest margin. During the first half of 2004, a period in which market interest rates were historically low, we lowered rates paid on our interest-bearing deposits. During the latter half of 2004, when market interest rates started to increase, we made a conscious attempt to maintain the low rates paid on our deposits. Second, we actively sought to maintain a high percentage of noninterest-bearing deposits. Average demand deposits as a percentage of total average deposits was 44% for 2004 compared to 39% for 2003. The overall cost of deposits declined to 0.33% for 2004 from 0.51% for 2003 consistent with our focus on demand deposits and our pricing strategy on interest-bearing deposits. This reduction in cost was offset partially by the addition of higher cost interest-bearing liabilities such as borrowed funds and subordinated debentures used to fund loan growth and acquisitions. Average borrowed funds increased to $56.7 million in 2004 from $5.6 million in 2003. Interest expense on borrowed funds was $1.1 million in 2004 compared to $156,000 in 2003. We increased our subordinated debentures $61.9 million through an offering of trust preferred securities in the first quarter of 2004 with interest rates that float at 3-month LIBOR plus a margin. Interest expense related to our subordinated debentures totaled $6.1 million for 2004 and $2.9 million for 2003. In a rising rate environment we expect our cost of funds to increase and there can be no guarantee that we will be able to keep the net interest margin at the levels we achieved in 2004.

2003 compared to 2002

The increase in net interest income in 2003 over 2002 was due primarily to a 48% increase in average interest-earning assets, resulting from our acquisition activity, notwithstanding a sustained low market interest rate environment for 2003. Our net interest margin decreased to 5.24% for 2003 from 5.41% for 2002, due primarily to the decline in interest rates in 2002 and the sustained low rate environment of 2003.

Although interest income increased in 2003, the yield on average interest-earning assets declined. This decrease in yield was attributed to general market interest rates in 2003 as compared to 2002 and the repricing of our assets in the low interest rate environment.

Interest expense decreased in 2003 compared to 2002 due largely to a decrease in the cost of our interest-bearing liabilities, offset partially by an increase in our average interest-bearing deposits. The cost of interest-bearing liabilities decreased as a result of deposits generally repricing in the lower interest rate environment despite the addition of higher cost interest-bearing liabilities such as the subordinated debt, which was used to fund our acquisitions. Our average interest-bearing deposits increased during 2003 due mostly to such deposits acquired in our acquisition activity. Maintaining our portfolio of noninterest-bearing deposits, which averaged 39% of average total deposits during 2003, also contributed to a decrease in the overall cost of average deposits to 0.51% for 2003 from 0.92% for 2002.

Provision for Credit Losses

The amount of the provision for credit losses in each year is a charge against earnings in that year. The amount of provision is based upon management’s evaluation of the loan portfolio, past loan loss experience, general economic conditions and other pertinent factors. On December 31, 2004, we reclassified to other liabilities our reserve for unfunded loan commitments, which was previously included with the allowance for loan losses.  The total provision for credit losses includes amounts for both the allowance for loan losses and the reserve for unfunded loan commitments.

We made a provision for credit losses of $465,000 during 2004 and made a provision of $300,000 during 2003. The 2004 provision for credit losses was composed of a $438,000 addition to the allowance for loan losses and $27,000 added to the reserve for unfunded loan commitments.  The 2003 provision was composed of a $183,000 reduction in the allowance for loan losses and a $483,000 increase in the reserve for unfunded loan commitments.  The increase in the allowance for loan losses during 2004 was largely the result of loan growth.  The increase in the reserve for unfunded loan commitments during 2003 was largely the result of increased lending commitments. The allowance for loan losses was $26.7 million at December 31, 2004, and represented 1.26% of loans, net of deferred fees and costs, and 299.4% of nonaccrual loans as of that date. At December 31, 2003, the allowance for loan losses totaled $24.2 million, or 1.51% of loans, net of deferred fees and costs, and 325.9% of nonaccrual loans. The reserve for unfunded commitments totaled $2.8 million at December 31, 2004, and $1.6 million at December 31, 2003. The total reserve for credit losses was $29.5 million at December 31, 2004 and $25.8 million at

December 31, 2003. Net loans charged-off in 2004 increased by $58,000 to $1.5 million when compared to 2003. The high level of credit quality in our loan portfolio along with modest charge-offs has resulted in moderate provisions for credit losses.  Increased provisions for credit losses may be required in the future based on loan and unfunded commitment growth and the affect changes in economic conditions, such as the level of interest rates and real estate values, have on the ability of borrowers to repay their loans. See “—Critical Accounting Policies,” “—Financial Condition—Allowance for Credit Losses,” and Note 6 of Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Noninterest Income

The following table sets forth the details of noninterest income for the years indicated. The columns entitled “Increase (Decrease)” set forth the year-over-year changes between 2004 and 2003 and between 2003 and 2002.

	For the Years Ended December 31,
	2004	Increase (Decrease)	2003	Increase (Decrease)	2002
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$8,298	$(696)	$8,994	$2,914	$6,080
Other commissions and fees	3,690	38	3,652	1,081	2,571
Gain (loss) on sale of loans	1,804	891	913	1,228	(315)
Gain (loss) on sale of securities	(6)	(1,762)	1,756	148	1,608
Gain on sale of other real estate owned	—	(340)	340	68	272
Gain on sale of merchant card processing	—	—	—	(934)	934
Increase in cash surrender value of life insurance	1,898	35	1,863	1,108	755
Insurance settlement	—	(825)	825	825	—
Other income	1,230	117	1,113	334	779
Total noninterest income	$16,914	$(2,542)	$19,456	$6,772	$12,684

2004 compared to 2003

Noninterest income was $16.9 million in 2004 compared to $19.5 million in 2003. The amount for 2003 included an insurance settlement of $825,000, a gain on sale of securities of $1.8 million, and a gain on sale of real estate owned of $340,000, which when taken together totaled $2.9 million. Although there were no similar amounts in 2004 other than the $6,000 loss on sale of securities, the 2004 amount included a gain on sale of an acquired charged-off loan of $975,000.

Service charges on deposit accounts declined because of increased earnings credits tied to increased market interest rates and changes in certain pricing structures. Other commissions and fees for 2003 included approximately $235,000 in escrow fees related to the Bank of Coronado acquisition which did not reoccur in 2004 because of our action in late 2003 to close this business activity.

After excluding the $975,000 gain on sale of an acquired charged-off loan in 2004, the remaining gain of $829,000 resulted from the sale of the guaranteed portion of SBA loans totaling $6.8 million. In 2003 the sale of $7.6 million in SBA loans resulted in the gain on sale of $913,000. Our program of selling the guaranteed portion of SBA loans is dependent on numerous factors; there is no assurance that we will experience similar loan sale volumes and related gains in the future.

We recognized a $6,000 loss on sale of securities in 2004 and recognized a gain of $1.8 million in 2003. During 2004 we sold securities in order to pay off the debt acquired in the FC Financial acquisition. During 2003 we continued the restructure of our securities portfolio, which we began 2002, the result of which produced the 2003 gain. During the 2003 phase of the restructuring we shifted investments out of fixed-rate mortgage-backed securities and into adjustable rate mortgage securities and, in general, completed the restructuring of the securities portfolios of our acquired banks. Due to the sustained low interest rate environment, the fixed-rate mortgage-backed securities were experiencing declining yields as a result of increased prepayments and the resulting accelerated amortization of book premiums. We sold several of these securities in order to shift the proceeds primarily to adjustable rate mortgage-backed securities. Although we had substantial securities sales in 2004 and both purchases and sales in 2003, this is not a line of business for the Company. Accordingly, such gains may not recur in future periods. We use the available-for-sale securities portfolio primarily to augment earnings as we invest excess liquidity, to supply collateral to secure public funds on deposit and lines of credit, and to manage our balance sheet risk.

Income from cash surrender value of life insurance policies remained flat for 2004 when compared to 2003, and was expected as our last incremental investment in life insurance policies occurred in April 2003. The income recognized on the appreciation of the cash surrender value of life insurance policies is noncash income and not subject to income tax. The after-tax yield for our life insurance policies was 6.38% during 2004 compared to 7.33% during 2003. Currently, we do not expect to make any further investments in such life insurance programs.

Other income includes fees related to loan referral programs for SBA loans and single family mortgages totaling $792,000 for 2004 compared to $353,000 for 2003.

2003 compared to 2002

The increase in most noninterest income categories is attributed primarily to our acquisition activity in both 2003 and 2002. As described above, the amount for 2003 included an insurance settlement, a gain on sale of securities, and a gain on sale of real estate owned, which totaled $2.9 million. The amount for 2002 also included a gain on sale of securities, which totaled $1.6 million, as well as a gain on the sale of our merchant card processing operation of $934,000 and a loss on the sale of substantially all of our direct auto loan portfolio of $708,000; these amounts combined totaled $1.8 million.

Income generated from both service charges on deposit accounts as well as other commissions and fees on loans and deposit activity increased as our loans and deposit base increased through the completion of several acquisitions since the end of the second quarter of 2002. Other commissions and fees for 2003 and 2002 included income earned from foreign exchange fees generated subsequent to the First National Bank acquisition. Foreign exchange fees increased $644,000 to $940,000 for 2003. As mentioned above, we earned escrow fees during 2003 and there was no such income during 2002.

Gain on sale of loans relates primarily to selling the guaranteed portion of SBA loans in the amount of $7.6 million for 2003 and $4.3 million for 2002. The increase in 2003 when compared to 2002 for SBA sales is attributed to selling the guaranteed portion of SBA loans from acquired banks’ portfolios. This category for 2002 includes a loss of $708,000 from the sale of substantially all of our indirect auto loan portfolio. In December 2002, we sold indirect auto loans with aggregate principal loan balances of $48.3 million.

We recognized a gain on sale of securities in both 2003 and 2002 as we began to restructure our securities portfolio in 2002. The first phase was undertaken in 2002, after the 2002 acquisitions had been consummated and the portfolios could be evaluated on a combined basis. In 2002, we sold smaller odd-lot and other securities to generally reposition the securities portfolio into shorter duration vehicles resulting in the gain recognized. The second phase as mentioned above was undertaken in 2003.

Income from cash surrender value of life insurance policies increased in 2003, as a result of our additional investment in life insurance policies in late 2002 and April 2003. The after-tax yield for our life insurance policies was 7.33% during 2003 compared to 9.34% for 2002. Other income included fees related to two ongoing loan referral programs for SBA loans and single family mortgages totaling $353,000 for 2003 and $232,000 for 2002. Other income for 2002 included data processing fees of $116,000; this income related to third party data and item processing services provided by InfoServ, the in-house data processing division of First National Bank. InfoServ was sold September 30, 2002, and the Company no longer conducts this business activity.

Noninterest Expense

The following table sets forth the details of noninterest expense for the years indicated. The columns entitled “Increase (Decrease)” set forth the year-over-year changes between 2004 and 2003 and between 2003 and 2002.

	For the Years Ended December 31,
	2004	Increase (Decrease)	2003	Increase (Decrease)	2002
	(Dollars in thousands)
Noninterest expense:
Compensation	$45,220	$12,813	$32,407	$5,667	$26,740
Occupancy	10,458	1,047	9,411	2,970	6,441
Furniture and equipment	2,923	(334)	3,257	293	2,964
Data processing	4,476	(388)	4,864	1,157	3,707
Other professional services	4,126	1,916	2,210	(652)	2,862
Business development	1,251	241	1,010	(34)	1,044
Communications	2,009	(187)	2,196	(1)	2,197
Insurance and assessments	1,647	140	1,507	354	1,153
Cost of real estate owned	—	(168)	168	(346)	514
Intangible asset amortization	3,253	724	2,529	1,260	1,269
Other	6,157	77	6,080	669	5,411
Total noninterest expense	$81,520	$15,881	$65,639	$11,337	$54,302
Efficiency ratio	57.1%		54.8%		65.9%
Noninterest expense as a percentage of average assets	3.0%		2.9%		3.7%

2004 compared to 2003

The overall increase in noninterest expense is due mainly to the completion of the three acquisitions since June 30, 2003, which added $515.8 million in assets, and expanded business activity. In addition, a portion of the increase in compensation expense in 2004 when compared to 2003 relates to the amortization expense for restricted and performance stock of $1.9 million and $5.6 million, respectively, in 2004. The total amortization expense for both restricted and performance stock in 2003 was $1.0 million. These increases were partially offset by planned staff reductions and other savings achieved as a result of back office consolidations and data systems conversions following these acquisitions. Occupancy expense increased in 2004 when compared to 2003 largely as the result of the office locations added in the Harbor National and FC Financial acquisitions. Other professional services increased due mainly to legal expenses of $648,000 related to current litigation and to additional professional fees of $620,000 incurred as the result of our efforts to comply with the requirements of the Sarbanes-Oxley Act. Communication expense declined slightly as we continued to consolidate vendors and seek better pricing. The increases in most other categories of expense were due to the combination of acquisitions and the need to support our customer service and loan growth. Other expense includes ongoing loan-related costs, customer-related expenses, correspondent bank charges, operating losses, shareholder expenses, director fees and other staff-related costs.

Noninterest expense includes noncash amounts for intangible asset amortization and stock-based compensation amortization. Intangible asset amortization expense relates to the periods since each acquisition and, therefore, the annual amortization charge naturally increased due to the volume of acquisitions. We estimate the amortization expense for core deposit and customer relationship intangibles to be approximately $3.3 million for 2005. Stock compensation expense of $7.5 million related to 598,750 shares of restricted stock and performance stock awarded to employees beginning in the latter half of 2003 is included in compensation expense for 2004. Stock compensation expense related to the outstanding awards is expected to be $4.5 million for 2005, of which $3.1 million applies to restricted stock and $1.4 million applies to performance stock. Restricted stock generally vests in increments over a three to four-year period from the date of grant. Performance stock vests in increments when certain Company earnings targets are met; if those targets are not met, the shares of performance stock are forfeited and expire. Of the 255,000 shares of performance stock awarded in 2003, 127,500 shares vested in March 2005. These awards were fully amortized during 2004. Of the remaining 127,500 shares of performance stock, we estimate that 63,750 performance shares will vest during the first quarter of 2006 and 63,750 will vest during the first quarter of 2007. Our estimates of future expense of restricted and performance stock are subject to additional awards and progress toward achieving earnings targets.

Current generally accepted accounting principles discontinued the amortization of goodwill after December 31, 2001 and instead goodwill is now evaluated for impairment at least annually. We performed the impairment tests of goodwill during 2004 and concluded there was no impairment. See “—Critical Accounting Policies” and Notes 1(m) and 3 of Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” for a discussion of certain estimates associated with evaluating goodwill for impairment and assumptions related to determining core deposit and customer relationship intangibles and related amortization.

2003 compared to 2002

The overall increase in noninterest expense is due mainly to the completion of five bank acquisitions since the end of the second quarter of 2002 through the end of 2003 which added $1.4 billion in assets. This increase was partially offset by planned staff reductions and other savings achieved as a result of scheduled branch consolidations and data systems conversions following these acquisitions. During 2003, five branches were closed with the deposits consolidated into our other branches. Additionally, three system conversions occurred during 2003 whereby the acquired banks’ systems were merged onto our loan, deposit and other system platforms. Other professional services decreased due mainly to a decline in legal expenses as we concluded the insurance settlement recognized during 2003 and eliminated our other real estate owned assets. Communication expense remained flat as we consolidated vendors to use the buying power of our larger company; telephone and armored car expense declined while postage costs increased. Again, the increases in most other categories of expense for 2003 when compared to 2002, were due to the combination of acquisitions and the need to support our customer service and growth.

Stock compensation expense of $1.0 million was incurred in 2003 and included in compensation expense. There was no such expense in 2002.

Income Taxes

Effective income tax rates were 40.1%, 40.4%, and 39.9% for the years ended December 31, 2004, 2003 and 2002, respectively. The difference in the effective tax rates between the years relates mainly to the amount of tax exempt income recorded in each of the years. For further information on income taxes, see

Note 13 of Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Financial Condition

Loans

The following table presents the balance of each major category of loans at December 31:

	2004		2003		2002		2001		2000
		% of		% of		% of		% of		% of
	Amount	Loans	Amount	Loans	Amounts	Loan	Amount	Loans	Amount	Loans
	(Dollars in thousands)
Loan Category:
Domestic:

Commercial	$604,995	28%	$426,796	26%	$382,584	27%	$245,748	49%	$118,827	47%
Real estate—construction	410,167	19	347,321	22	354,296	25	84,241	17	47,989	19
Real estate— mortgage	967,270	46	712,390	45	578,556	40	160,521	32	79,458	32
Consumer	42,723	2	31,383	2	35,393	3	11,580	2	4,911	2
Foreign:
Commercial	88,428	4	67,821	4	59,995	4	—	—	—	—
Other	11,731	1	14,895	1	18,504	1	—	—	—	—
Total gross loans	2,125,314	100%	1,600,606	100%	1,429,328	100%	502,090	100%	251,185	100%
Less net deferred loan fees	(7,143)		(4,769)		(4,932)		(350)		(633)
Loans, net of fees	2,118,171		1,595,837		1,424,396		501,740		250,552
Less allowance for loan losses	(26,682)		(24,152)		(23,234)		(11,209)		(3,930)
Total net loans	$2,091,489		$1,571,685		$1,401,162		$490,531		$246,622

2004 compared to 2003

In 2004, loans, net of fees, grew by $522.3 million, of which organic growth was $312.5 million and loans acquired were $209.8 million. While the majority of our loan portfolio is concentrated in commercial and real estate loans, we continue to originate foreign commercial and foreign real estate loans as part of our ongoing services. Our foreign loans are primarily to individuals and entities located in Mexico. All of our foreign loans are denominated in U.S. dollars and the majority are collateralized by assets located in the United States or guaranteed or insured by businesses located in the United States. Our foreign loan commitments totaled $4.1 million at December 31, 2004.

2003 compared to 2002

In 2003, loans, net of fees, increased $171.4 million. This increase includes $211.4 million in net loans acquired in our 2003 acquisition activity and reflects our continued efforts to improve the credit quality of our loan portfolio by removing lower quality loans from the portfolios acquired in our 2002 and 2003 acquisitions. During the fourth quarter of 2003 we had $49.2 million in organic loan growth.

Loan Interest Rate Sensitivity

The following table presents our interest rate sensitivity analysis at the date indicated with respect to certain individual categories of loans and provides separate analyses with respect to fixed rate loans and floating rate loans:

Certain Loans Repricing or Maturing
As of December 31, 2004

	Repricing or Maturing In
	1 year or less	Over 1 to 5 years	Over 5 years	Total
	(Dollars in thousands)
Loan Category:
Domestic:
Commercial	$575,887	$10,512	$18,596	$604,995
Real estate—construction	398,968	2,965	8,234	410,167
Foreign	90,263	6,641	3,255	100,159
Total	$1,065,118	$20,118	$30,085	$1,115,321

	Fixed Rate	Floating Rate	Total
	(Dollars in thousands)
Domestic:
Commercial	$59,918	$545,077	$604,995
Real estate—construction	20,457	389,710	410,167
Foreign	13,005	87,154	100,159
Total	$93,380	$1,021,941	$1,115,321

Nonperforming Assets

The following table sets forth certain information with respect to our nonaccrual loans and accruing loans for which payments of principal and interest were contractually past due 90 days or more as well as other nonperforming assets:

Nonperforming Assets

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Nonaccrual loans	$8,911	$7,411	$10,216	$4,672	$2,271
Loans past due 90 days or more and still accruing	—	—	—	—	—
Nonperforming loans	8,911	7,411	10,216	4,672	2,271
Other real estate owned	—	—	3,117	3,075	1,031
Total nonperforming assets	$8,911	$7,411	$13,333	$7,747	$3,302
Nonperforming loans to loans, net of deferred fees and costs	0.42%	0.46%	0.72%	0.93%	0.91%
Nonperforming assets to loans and other real estate owned	0.42%	0.46%	0.93%	1.53%	1.31%

The percentage of nonaccrual loans to loans has declined or remained relatively flat over the past four years due mainly to the growth in the loan portfolio. As described above, organic loan growth contributed more substantially to growth in our loan portfolio in 2004, as compared with the growth in earlier periods which was substantially due to our acquisition activity.

Loans are generally placed on nonaccrual status when the borrowers are past due 90 days and/or when payment in full of principal or interest is not expected. At the time a loan is placed on nonaccrual status, any interest income previously accrued but not collected is reversed and charged against current period income. Income on nonaccrual loans is subsequently recognized only to the extent cash is received and the loan’s principal balance is deemed collectible. Loans are restored to accrual status only when the loans become both well secured and are in the process of collection.

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan agreement. If the measurement of impairment for the loan is less than the recorded investment in the loan, a valuation allowance is established with a corresponding charge to operations to increase the allowance for loan losses.

On December 31, 2004, we had $8.9 million of loans on nonaccrual status, including $19,000 of foreign loans, compared to $7.4 million and $10.2 million on December 31, 2003 and 2002. As of December 31, 2004, 2003 and 2002, there were no loans past due over 90 days and still accruing interest. Additional interest income of $571,000, $385,000 and $640,000, would have been recorded for the years ended December 31, 2004, 2003 and 2002 if nonaccrual loans had been performing in accordance with their original terms. Interest income of $163,000, $214,000, and $273,000 was recorded on loans transferred to a nonaccrual status for the years ended December 31, 2004, 2003 and 2002. The interest income related to foreign loans that would have been recorded in 2004 if the foreign loans had been current in accordance with their original terms was $7,000. The amount of interest income on these foreign loans that was included in net income for 2004 was zero.

Allowance for Credit Losses

The allowance for loan losses and the reserve for unfunded loan commitments when combined are referred to as the allowance for credit losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities. On December 31, 2004, we reclassified to other liabilities our reserve for unfunded loan commitments, which was previously included with the allowance for loan losses. The balance sheet as of December 31, 2003, and the allowance for credit losses tables included in Note 6 of Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplemental Data” and the allowance for credit losses tables included in Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the reclassification.

An allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio and other extensions of credit. The allowance is based upon a continuing review of the portfolio, past loan loss experience, current economic conditions which may affect the borrowers’ ability to pay, and the underlying collateral value of the loans. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries on loans previously charged off are added to the allowance.

Management believes that the allowance for loan losses is adequate. In making its evaluation, management considers certain qualitative factors including the Company’s historical loss experience, the volume and type of lending conducted by the Company, the amounts of classified and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values, and other factors regarding the collectibility of loans in the Company’s portfolio.

Management also believes that the reserve for unfunded loan commitments is adequate. In making this determination, we use the same methodology for the reserve for unfunded loan commitments as we do for the allowance for loan losses and consider the same qualitative factors, as well as an estimate of the probability of drawdown of the commitments correlated to their credit risk rating.

The following table presents the changes in our allowance for loan losses for the periods indicated:

Analysis of Allowance for Loan Losses

	For the Years Ended December 31,
	2004	2003	2002	2001(1)	2000(1)
	(Dollars in thousands)
Balance at beginning of year	$24,152	$23,234	$11,209	$3,930	$4,025
Loans charged off:
Domestic:
Commercial	(2,830)	(3,331)	(2,764)	(6,839)	(591)
Real estate—construction	—	—	—	—	—
Real estate—mortgage	(128)	—	(537)	(140)	—
Consumer	(305)	(1,145)	(1,488)	(490)	(18)
Small Business Administration, unguaranteed portion held for investment	—	—	—	(52)	(99)
Foreign	(344)	—	—	—	—
Total loans charged off	(3,607)	(4,476)	(4,789)	(7,521)	(708)
Recoveries on loans charged off:
Domestic:
Commercial	1,653	2,453	2,036	1,168	88
Real estate—construction	—	—	—	—	—
Real estate—mortgage	64	84	737	6	—
Consumer	311	468	418	29	5
Small Business Administration, unguaranteed portion held for investment	—	—	—	—	—
Foreign	50	—	6	—	—
Total recoveries on loans charged off	2,078	3,005	3,197	1,203	93
Net loans charged off	(1,529)	(1,471)	(1,592)	(6,318)	(615)
Provision for loan losses	438	(183)	(1,060)	639	520
Additions due to acquisitions	3,621	2,572	14,677	12,958	—
Balance at end of year	$26,682	$24,152	$23,234	$11,209	$3,930
Ratios:
Allowance for loan losses as a percentage of total loans at year end	1.26%	1.51%	1.66%	2.23%	1.56%
Net loans charged off as a percentage of average loans	0.08%	0.10%	0.16%	1.60%	0.26%

(1)   Balances prior to 2002 include the reserve for unfunded loan commitments.

The following table presents the changes in our reserve for unfunded loan committments for the periods indicated:

	For the Years Ended December 31,(1)
	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of year	$1,600	$1,060	$—
Provision	27	483	1,060
Additions due to acquisitions	1,198	57	—
Balance at end of year	$2,825	$1,600	$1,060

(1)   Amounts prior to 2002 are not available.

The increase in the allowance for loan losses in 2004 compared to 2003 is due primarily to the 2004 acquisitions, offset partially by net charge-offs of $1.5 million. The decrease in the percentage of allowance for loan losses to loans, net of deferred fees and costs, is due to a reduction in problem loans that we acquired through our acquisitions. Following the acquisitions made during 2003 and 2002, our loan portfolio increased substantially, as well as the dollar amount of problem loans. We have successfully settled, worked-out of, or otherwise resolved, a substantial amount of those problem loans. As a result and in light of our loan growth in 2004, the remaining problem loans represent a smaller percentage of our overall loan portfolio. Based on our experience, we believe that the allowance for loan losses of $26.7 million at December 31, 2004 is adequate to cover known and inherent risks in the loan portfolio. See “—Critical Accounting Policies” and Note 6 of Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

The following table allocates the allowance for loan losses based on our judgment of inherent losses in the respective categories. While we have allocated the allowance to various portfolio segments for purposes of this table, the allowance for loan losses is general and is available for the portfolio in its entirety:

Allocation of Allowance for Loan Losses

	Commercial	Real Estate	Consumer	Small Business Administration	Foreign	Total
	(Dollars in thousands)
At December 31,
2004
Allowance for loan losses	$11,800	$13,623	$381	$603	$275	$26,682
% of loans to total loans	26%	65%	2%	2%	5%	100%
2003
Allowance for loan losses	$10,948	$11,657	$489	$793	$265	$24,152
% of loans to total loans	24%	67%	2%	2%	5%	100%
2002
Allowance for loan losses	$10,402	$10,788	$518	$1,114	$412	$23,234
% of loans to total loans	24%	65%	3%	3%	5%	100%
2001(1)
Allowance for loan losses	$7,182	$3,604	$170	$253	—	$11,209
% of loans to total loans	45%	49%	2%	4%	—	100%
2000(1)
Allowance for loan losses	$1,563	$2,006	$84	$277	—	$3,930
% of loans to total loans	40%	51%	2%	7%	—	100%

(1)   Balances prior to 2002 include the reserve for unfunded loan commitments.

Investment Portfolio

Our investment activities are designed to assist in maximizing income consistent with quality and liquidity requirements, to supply collateral to secure public funds on deposit and lines of credit, and to provide a means for balancing market and credit risks through changing economic times.

Our portfolio consists of U.S. Treasury and U.S. government agency obligations, mortgage-backed securities, obligations of states and political subdivisions, and Federal Reserve Bank and Federal Home Loan Bank stock. Our investment portfolio contains no investments in any one issuer in excess of 10% of our total shareholders’ equity. We excluded securities of the U.S. Treasury and U.S. government agencies from this calculation. We do, however, own FNMA and FHLMC guaranteed mortgage-backed securities that have carrying values of $156.6 million and $35.8 million at December 31, 2004.

The following table presents the composition of our investment portfolio at the dates indicated:

Investment Portfolio

	At December 31,
	2004	2003	2002
	(Dollars in thousands)
U.S. Treasury and government agency securities	$12,399	$52,670	$190,499
States and political subdivisions	10,406	13,541	18,289
Mortgage-backed and other securities	222,590	351,445	110,079
Subtotal	245,395	417,656	318,867
Federal Reserve and Federal Home Loan Bank stock	24,112	14,662	6,991
Total investments	$269,507	$432,318	$325,858

The following table presents a summary of yields and maturities of debt securities:

Analysis of Investment Yields and Maturities
December 31, 2004

	One Year or Less		One Year Through Five Years		Five Years Through Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury and government agency securities	$2,506	4.37%	$9,806	2.13%	$87	2.83%	$—	—	$12,399	2.58%
States and political subdivisions	508	4.95%	6,152	4.37%	3,746	5.04%	—	—	10,406	4.64%
Mortgage-backed and other securities	505	6.59%	19,628	3.89%	19,016	4.63%	183,441	3.65%	222,590	3.76%
Total investments(1)	$3,519	4.77%	$35,586	3.48%	$22,849	4.69%	$183,441	3.65%	$245,395	3.74%

(1)    Yields on securities have not been adjusted to a fully tax-equivalent basis because the impact is not material.

Deposits

The following table presents a summary of our average deposits as of the dates indicated and average rates paid:

Analysis of Average Deposits

	For the Years Ended December 31,
	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non-interest bearing	$933,418	—	$733,536	—	$466,689	—
Interest checking	185,255	0.06%	166,316	0.12%	109,231	0.26%
Money market	668,881	0.56%	584,840	0.62%	389,626	1.18%
Savings	82,101	0.12%	78,053	0.45%	51,708	0.62%
Time	257,930	1.24%	309,165	1.75%	229,992	2.73%
Total deposits	$2,127,585	0.33%	$1,871,910	0.51%	$1,247,246	0.92%

The increase in average deposits in 2004 is due primarily to having the full year impact of the deposits acquired in 2003 as well as the deposits acquired in 2004. Deposit growth in 2003 is attributed mainly to the full year impact of the five acquisitions completed in 2002.

Deposits by foreign customers, primarily located in Mexico and Canada, totaled $110.4 million, or approximately 5% of total deposits, as of December 31, 2004. Deposits by foreign customers totaled $108.6 million at December 31, 2003.

For time deposits of $100,000 or more, the following table presents a summary of maturities for the time periods indicated:

Maturity of Time Deposits of $100,000 or More

	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
	(Dollars in thousands)
December 31, 2004	$83,869	$21,841	$28,327	$9,170	$143,207

Borrowings

The holding company and the Banks have various lines of credit available. These include the ability to borrow funds from time to time on a short term or overnight basis from the Federal Home Loan Bank or other financial institutions. See “—Liquidity” and Note 9 of Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” for information on our borrowings.

At December 31, 2004, we had outstanding $85.0 million due to the Federal Home Loan Bank of San Francisco, $5.0 million due on our revolving lines of credit at the holding company and $121.7 million of subordinated debentures due to various investors. At December 31, 2003, the outstanding amounts were $53.7 million, $7.0 million and $46.7 million, respectively. The increase in Federal Home Loan Bank borrowings was related largely to the funding of the loans acquired in the FC Financial acquisition. The increase in the subordinated debentures was used to fund the acquisitions of FC Financial and Harbor National. Average borrowings increased to $172.5 million in 2004 compared to $52.0 million in 2003 due mostly to our loan growth outpacing our deposit growth during the year. Excluding the short-term $365.0 million interest-bearing deposit we received on December 31, 2004, and deposits from acquisitions, we experienced net deposit outflow of $39.1 million in 2004. This lack of deposit growth caused us to rely more heavily on outside borrowings to fund loan growth, which, after excluding loans from acquisitions, totaled $312.5 million in 2004. In the fourth quarter of 2004 we increased our credit lines with the Federal Home Loan Bank of San Francisco to a maximum of $615.1 million by pledging as collateral certain of our loans.

Capital Resources

Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines which compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. Banks are required to maintain a minimum total risk-based capital ratio of 8% of which at least 4.0% must be Tier 1 capital. Banking organizations considered to be “well capitalized” must maintain a minimum leverage ratio of 5% and a minimum risk-based capital ratio of 10% of which at least 6.0% must be Tier 1 capital.

The following table presents regulatory capital requirements and our regulatory capital ratios:

	Regulatory Requirements
	Adequately	Well	Actual
	Capitalized	Capitalized	The Company
As of December 31, 2004:
Tier 1 leverage capital ratio	4.00%	5.00%	9.56%
Tier 1 risk-based capital ratio	4.00%	6.00%	9.72%
Total risk-based capital	8.00%	10.00%	10.88%

As of December 31, 2004, we exceeded each of the capital requirements of the FRB and were deemed to be “well capitalized.” In addition, each of our banks exceeded the capital requirements of its primary federal banking regulator and was deemed to be “well capitalized.” For further information on regulatory capital, see Note 19 of Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

The Company has issued $118 million of trust preferred securities. These securities are currently included in our Tier I capital for purposes of determining the Company’s Tier I and total risk-based capital ratios. The FRB, which is the holding company’s banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities that is expected to become effective in April 2005. Under this modification, effective March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity, less goodwill and any related deferred income tax liability. The regulations currently in effect through December 31, 2008, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at December 31, 2004. We expect that our Tier I capital ratios will be at or above the existing well capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

Liquidity

The goals of our liquidity management are to ensure the ability of the Company to meet its financial commitments when contractually due and to respond to other demands for funds such as the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers who may need assurance that sufficient funds will be available to meet their credit needs. We have an Executive Asset/Liability Management Committee, or ALM Committee, responsible for managing balance sheet and off-balance sheet commitments to meet the needs of customers while achieving our financial objectives. Our ALM Committee meets regularly to review funding capacities, current and forecasted loan demand, and investment opportunities.

Historically, the overall liquidity source of the Banks is their core deposit base. The Banks have not relied on large denomination time deposits. To meet short-term liquidity needs, the Banks maintain what we believe are adequate balances in Federal funds sold, interest-bearing deposits in other financial institutions and investment securities having maturities of five years or less. On a consolidated basis, liquid assets (cash, Federal funds sold, interest-bearing deposits in financial institutions and investment securities available-for-sale) as a percent of total deposits were 23.2% as of December 31, 2004.

As an additional source of liquidity, the Banks maintain unsecured lines of credit of $110 million with correspondent banks for purchase of overnight funds. These lines are subject to availability of funds. The Banks have also established secured borrowing relationships with the Federal Home Loan Bank of San

Francisco which would allow the Banks to borrow approximately $615.1 million in the aggregate. Before 2004, the Banks have rarely used either of these facilities. However, beginning in 2004 the banks relied upon the secured borrowing facility at the Federal Home Loan Bank of San Francisco in order to meet loan demand and to repay borrowings acquired in the FC Financial acquisition.

The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from the Banks, and our ability to raise capital, issue subordinated debt and secure outside borrowings. See Note 9 of Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.” The ability of the Company to obtain funds for the payment of dividends to our shareholders and for other cash requirements is largely dependent upon the Banks’ earnings. The availability of dividends from the Banks is limited by various statutes and regulations of state and federal law. Dividends paid by national banks such as First National and Pacific Western are regulated by the OCC under its general supervisory authority as it relates to a bank’s capital requirements. A national bank may declare a dividend without the approval of the OCC as long as the total dividends declared in a calendar year do not exceed the total of net profits for that year combined with the retained profits for the preceding two years. See “Item 5. Market For Registrant’s Common Equity and Related Stockholders Matters—Dividends.” During 2004, First Community received dividends of $38.5 million from the Banks. The amount of dividends available for payment by the Banks to the holding company at December 31, 2004, was $25.8 million. See Note 18 of Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Contractual Obligations

The known contractual obligations of the Company at December 31, 2004 are as follows:

	At December 31, 2004
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Short-term debt obligations	$50,000	$—	$—	$—	$50,000
Long-term debt obligations	—	40,000	—	121,654	161,654
Operating lease obligations	7,452	13,040	10,123	22,166	52,781
Other contractual obligations	2,828	3,950	—	—	6,778
Total	$60,280	$56,990	$10,123	$143,820	$271,213

Debt obligations and operating lease obligations are discussed in Notes 9 and 12 of Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.” The other contractual obligations relate to our minimum liability associated with our data and item processing contract with a third-party provider.

Not included in the above table is our merger-related liability which was $4.4 million at December 31, 2004. See Note 2 of Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity, and continued deposit gathering activities. We have in place various borrowing mechanisms for both short-term and long-term liquidity needs.

Off-Balance Sheet Arrangements

Our obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded. At December 31, 2004, our loan-related commitments, including standby letters of credit and financial guarantees, totaled $912.6 million. The commitments which result in a funded loan increase our profitability through net interest income. Therefore, during the year, we manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in “—Liquidity,” have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments see Note 10 of Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Recent Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” for information on recent accounting pronouncements and their impact, if any, on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk arises primarily from credit risk and interest rate risk inherent in our lending and deposit gathering activities. To manage our credit risk, we rely on adherence to our underwriting standards and loan policies as well as our allowance for credit losses methodology. To manage our exposure to changes in interest rates, we perform asset and liability management activities which are governed by guidelines pre-established by our ALM Committee and approved by our Board of Directors. Our ALM Committee monitors our compliance with our asset/liability policies. These policies focus on providing sufficient levels of net interest income while considering acceptable levels of interest rate exposure as well as liquidity and capital constraints.

Market risk sensitive instruments are generally defined as derivatives and other financial instruments, which include investment securities, loans, deposits, and borrowings. At December 31, 2004 and 2003, we had not used any derivatives to alter our interest rate risk profile or for any other reason. However, both the repricing characteristics of our fixed rate loans and floating rate loans, as well as our significant percentage of noninterest-bearing deposits compared to interest-earning assets, may influence our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, interest-bearing deposits in financial institutions, Federal Reserve Bank and Federal Home Loan Bank stock, investment securities, deposits, borrowings and subordinated debentures.

We measure our interest rate risk position on a quarterly basis using three methods: (i) net interest income simulation analysis; (ii) market value of equity modeling; and (iii) traditional gap analysis. The results of these analyses are reviewed by the ALM Committee quarterly. If hypothetical changes to interest rates cause changes to our simulated net present value of equity and/or net interest income outside our pre-established limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits. We evaluated the results of our net interest income simulation and market value of equity models prepared as of December 31, 2004. These models indicate that our interest rate sensitivity is within limits approved by our Board of Directors and that our balance sheet is asset-sensitive. An asset-sensitive balance sheet suggests that in a rising interest rate environment, our net interest margin would increase, and during a falling or sustained low interest rate environment, our net interest margin would decrease.

Included in the actual year-end 2004 balance sheet is a short-term $365 million interest-bearing deposit received on December 31, 2004, which has since been withdrawn substantially by the customer. When this deposit was made, we used the cash received to pay down Federal Home Loan Bank advances by $125 million and invested the balance of $240 million in Federal funds sold. For purposes of preparing our interest rate risk management models and discussing our interest rate risk profile as of year-end, this interest-bearing deposit has been eliminated, Federal funds sold have been reduced by $240 million and Federal Home Loan Bank advances have been increased by $125 million.

Net interest income simulation.   We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of December 31, 2004. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. For purposes of the interest income simulation, the short-term $365 million interest-bearing deposit and the related impacts on Federal funds sold and Federal Home Loan Bank advances have been eliminated.

This analysis calculates the difference between net interest income forecasted using both increasing and declining interest rate scenarios and net interest income forecasted using a base market interest rate derived from the current treasury yield curve. In order to arrive at the base case, we extend our balance sheet at December 31, 2004 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of December 31, 2004. Based on such repricings, we calculated an estimated net interest income and net interest margin. The effects of certain balance sheet attributes, such as fixed-rate loans, floating rate loans that have reached their floors and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

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

The simulation analysis does not account for all factors that impact this analysis, including changes by management to mitigate the impact of interest rate changes or the impact a change in interest rates may have on our credit risk profile, loan prepayment estimates and spread relationships which can change regularly. Interest rate changes cause changes in actual loan prepayment rates which will differ from the market estimates we used in this analysis. Management reviews the model assumptions for reasonableness on a quarterly basis.

The following table presents forecasted net interest income and net interest margin using a base market interest rate and the estimated change to the base scenario given an immediate and sustained upward and downward movement in interest rates of 100, 200 and 300 basis points as of December 31, 2004.

Sensitivity of Net Interest Income for the next 12 months
as of December 31, 2004
(Dollars in thousands)

Interest Rate Scenario	Estimated Net Interest Income	Percentage Change from Base	Estimated Net Interest Margin	Estimated Net Interest Margin change from Base
Up 300 basis points	$157,809	13.8%	6.35%	0.76%
Up 200 basis points	$151,064	9.0%	6.08%	0.49%
Up 100 basis points	$144,342	4.1%	5.81%	0.23%
BASE	$138,620		5.59%
Down 100 basis points	$134,584	(2.9)%	5.43%	(0.16)%
Down 200 basis points	$128,465	(7.3)%	5.18%	(0.40)%
Down 300 basis points	$120,372	(13.2)%	4.86%	(0.73)%

Our simulation results as of December 31, 2004 indicate our interest rate risk position was asset sensitive as the simulated impact of an immediate upward movement in interest rates would result in increases in net interest income over the subsequent 12 month period while an immediate downward movement in interest rates would result in a decrease in net interest income over the next 12 months. We tend to discount the simulated results of a significant downward movement in interest rates as not realistic given current market interest rates and expectations for future market interest rate increases.

As of December 31, 2003, our net interest income simulation forecasted the following net interest income and net interest margin using a base market interest rate at that time and the estimated change to the base scenario given the interest rate scenarios presented. These results were not necessarily based on the same set of assumptions used in our year-end 2004 simulation.

Sensitivity of Net Interest Income for the next 12 months
as of December 31, 2003
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

Given the recent increases in short-term market interest rates and market indications of a continued rising interest rate environment, we performed an additional net interest income simulation analysis assuming 0.25% increases in market interest rates at the end of March, June and September 2005. We extended our balance sheet at December 31, 2004 one year and repriced any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of December 31,

2004. We used the same underlying assumptions used in our net interest income simulation described above, including the elimination of the short-term $365 million interest-bearing deposit and related impacts on Federal funds sold and Federal Home Loan Bank advances.

Based on the assumed gradual rise in market interest rates, we calculated a different base case for our forecasted net interest income and net interest margin. We compared these results to the results of our original net interest income simulation model. The following table shows that our forecasted net interest income and net interest margin may increase over a future 12 month period given either a gradual increase in rates or an immediate shift upward in rates, but we may earn less interest income or have a lower net interest margin if rates were to increase gradually instead of all at one time.

Net Interest Income			Net Interest Margin
Original Base Case	Original with 100 basis point parallel shift	Original with 25 basis point increments	Original Base Case	Original with 100 basis point parallel shift	Original with 25 basis point increments
$138,620	$144,342	$142,304	5.59%	5.81%	5.73%

Market value of equity.   We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as the market value of equity, using a simulation model. This simulation model assesses the changes in the market value of our interest-sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease in market interest rates of 100, 200 and 300 basis points. This analysis assigns significant value to our noninterest-bearing deposit balances. The projections are by their nature forward-looking and therefore inherently uncertain, and include various assumptions regarding cash flows and interest rates. This model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. For the purposes of the measurement of market value of equity, the short-term $365 million interest-bearing deposit and the related impacts on Federal funds sold and Federal Home Loan Bank advances have been eliminated.

The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at December 31, 2004. The following table shows the projected change in the market value of equity for the set of rate shocks presented as of December 31, 2004.

Estimated Market Value of Equity as of December 31, 2004
(Dollars in thousands)

Interest Rate Scenario	Estimated Market Value	Percentage Change from Base	Percentage of Total Assets	Ratio of Estimated Market Value to Book Value
Up 300 basis points	$619,263	9.6%	22.1%	165.6%
Up 200 basis points	$605,794	7.2%	21.6%	162.0%
Up 100 basis points	$590,252	4.5%	21.1%	157.9%
BASE	$564,883		20.1%	151.1%
Down 100 basis points	$526,118	(6.9)%	18.8%	140.7%
Down 200 basis points	$482,176	(14.6)%	17.2%	129.0%
Down 300 basis points	$437,776	(22.5)%	15.6%	117.1%

The results of our market value of equity model indicate that an immediate and sustained increase in interest rates would increase the market value of equity from the base case while a decrease in interest rates would decrease the market value of equity. At December 31, 2004, the market value of equity changes from the base case were within the current Board-approved guidelines.

The following table shows the projected change in the market value of equity for the set of rate shocks presented as of December 31, 2003. These results are not necessarily based on the same set of assumptions used in our 2004 simulation.

Estimated Market Value of Equity as of December 31, 2003
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

Gap analysis.   As part of the interest rate risk management process we use a gap analysis. A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest-sensitive assets and interest-bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match the volume of interest sensitive assets and interest bearing liabilities repricing over different time intervals. The main focus of this interest rate management tool is the gap sensitivity identified as the cumulative one year gap.

Interest Rate Sensitivity
December 31, 2004
Amounts Maturing or Repricing In

	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	NonSensitive(1)	Total
	(Dollars in thousands)
ASSETS
Cash and due from banks	$702	$—	$—	$—	$72,581	$73,283
Federal funds sold	246,700	—	—	—	—	246,700
Investment securities	27,118	39,541	172,107	30,741	—	269,507
Loans	1,394,951	78,061	577,468	67,691	—	2,118,171
Other assets	—	—	—	—	339,193	339,193
Total assets	$1,669,471	$117,602	$749,575	$98,432	$411,774	$3,046,854
LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing demand deposits	$—	$—	$—	$—	$941,716	$941,716
Interest-bearing demand, money market and savings deposits	1,267,420	—	—	—	—	1,267,420
Time deposits	123,546	87,298	12,285	125	—	223,254
Borrowings	50,000	—	40,000	—	—	90,000
Subordinated debentures	103,096	10,310	—	8,248	—	121,654
Other liabilities	—	—	—	—	28,934	28,934
Shareholders’ equity	—	—	—	—	373,876	373,876
Total liabilities and shareholders’ equity	$1,544,062	$97,608	$52,285	$8,373	$1,344,526	$3,046,854
Period gap	$125,409	$19,994	$697,290	$90,059	$(932,752)
Cumulative interest earning assets	1,669,471	1,787,073	2,536,648	$2,635,080
Cumulative interest bearing liabilities	1,544,062	1,641,670	1,693,955	1,702,328
Cumulative Gap	125,409	145,403	842,693	932,752
Cumulative interest earning assets to cumulative interest bearing liabilities	108.1%	108.9%	149.7%	154.8%
Cumulative gap as a percent of:
Total assets	4.1%	4.8%	27.7%	30.6%
Interest earning assets	4.8%	5.5%	32.0%	35.4%

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

The preceding table indicates that we had a positive one year cumulative gap of $145.4 million, or 4.8% total assets, at December 31, 2004. This gap position suggests that we are asset-sensitive and if rates were to increase, our net interest margin would most likely increase. Conversely, if rates were to fall during this period, interest income would decline by a greater amount than interest expense and net interest income would likely decrease. The ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year at December 31, 2004 is 108.9%. This one year gap position indicates that interest income is likely to be affected to a greater extent than interest expense for any changes in interest rates within one year from December 31, 2004.

The gap table has inherent limitations and actual results may vary significantly from the results suggested by the gap table. The gap table is unable to incorporate certain balance sheet characteristics or factors. The gap table assumes a static balance sheet, as does the net interest income simulation, and, accordingly, looks at the repricing of existing assets and liabilities without consideration of new loans and deposits that reflect a more current interest rate environment. Unlike the net interest income simulation, however, the interest rate risk profile of certain deposit products and floating rate loans that have reached their floors cannot be captured effectively in a gap table. Although the table shows the amount of certain assets and liabilities scheduled to reprice in a given time frame, it does not reflect when or to what extent such repricings may actually occur. For example, interest-bearing demand, money market and savings deposits are shown to reprice in the first 3 months, but we may choose to reprice these deposits more slowly and incorporate only a portion of the movement in market rates based on market conditions at that time. Alternatively, a loan which has reached its floor may not reprice even though market interest rates change causing such loan to act like a fixed rate loan regardless of its scheduled repricing date. For example, a loan already at its floor would not reprice if the adjusted rate was less than its floor. The gap table as presented cannot factor in the flexibility we believe we have in repricing either deposits or the floors on our loans.

We believe the estimated effect of a change in interest rates is better reflected in our net interest income and market value of equity simulations which incorporate many of the factors mentioned.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of First Community Bancorp, including its consolidated subsidiaries, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management’s authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to see that information and communication flows are effective and to monitor performance, including performance of internal control procedures.

As of the end of the Company’s 2004 fiscal year, First Community Bancorp management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2004, is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the control procedures may deteriorate.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.  The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

/s/ MATTHEW P. WAGNER	/s/ VICTOR R. SANTORO
Matthew P. Wagner	Victor R. Santoro
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

March 11, 2005

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors
First Community Bancorp:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that First Community Bancorp maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Community Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that First Community Bancorp maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, First Community Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Community Bancorp and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California

March 11, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors

First Community Bancorp:

We have audited the accompanying consolidated balance sheets of First Community Bancorp and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Bancorp and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Community Bancorp’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California

March 11, 2005

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets as of December 31, 2004 and 2003

	2004	2003
	(Dollars in thousands)
Assets
Cash and due from banks (note 17)	$72,581	$101,968
Federal funds sold	246,700	2,600
Total cash and cash equivalents	319,281	104,568
Interest-bearing deposits in financial institutions	702	311
Investments:
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	24,112	14,662
Securities available-for-sale, at fair value (notes 4 and 9)	245,395	417,656
Total investments	269,507	432,318
Loans, net of fees (notes 6, 9 and 10)	2,118,171	1,595,837
Less allowance for loan losses (note 6)	(26,682)	(24,152)
Net loans	2,091,489	1,571,685
Premises and equipment, net (note 7)	14,919	14,004
Accrued interest	9,058	7,432
Goodwill (note 3)	234,360	199,919
Core deposit and customer relationship intangibles (note 3)	22,595	22,037
Cash surrender value of life insurance	52,283	50,287
Other assets (note 13)	32,660	25,799
Total assets	$3,046,854	$2,428,360
Liabilities and Shareholders’ Equity
Deposits (note 8):
Noninterest-bearing	$941,716	$814,365
Interest-bearing	1,490,674	1,135,304
Total deposits	2,432,390	1,949,669
Interest payable and other liabilities (notes 6 and 13)	28,934	27,630
Borrowings (note 9)	90,000	53,700
Subordinated debentures (note 9)	121,654	59,798
Total liabilities	2,672,978	2,090,797
Shareholders’ equity (notes 16, 18, 19 and 20):
Preferred stock, no par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, no par value. Authorized 30,000,000 shares; issued and outstanding, 16,267,862 (includes 585,416 shares of unvested restricted stock) and 15,893,141 (includes 460,000 shares of unvested restricted stock) shares as of December 31, 2004 and 2003, respectively	318,880	308,336
Unearned equity compensation	(11,445)	(13,811)
Retained earnings	67,911	44,706
Accumulated other comprehensive loss—net unrealized loss on securities available-for-sale, net (notes 4 and 15)	(1,470)	(1,668)
Total shareholders’ equity	373,876	337,563
Commitments and contingencies (notes 10 and 12)
Total liabilities and shareholders’ equity	$3,046,854	$2,428,360

See accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Consolidated Statements of Earnings for the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans	$130,175	$101,879	$74,617
Interest on federal funds sold	354	718	931
Interest on time deposits in financial institutions	34	12	55
Interest on investment securities	9,584	10,272	8,300
Total interest income	140,147	112,881	83,903
Interest expense:
Deposits (note 8)	7,124	9,579	11,463
Borrowings (note 9)	1,144	156	171
Subordinated debentures (note 9)	6,149	2,912	2,522
Total interest expense	14,417	12,647	14,156
Net interest income before provision for credit losses	125,730	100,234	69,747
Provision for credit losses (note 6 and 10)	465	300	—
Net interest income after provision for credit losses	125,265	99,934	69,747
Noninterest income:
Service charges on deposit accounts	8,298	8,994	6,080
Other commissions and fees	3,690	3,652	2,571
Gain (loss) on sale of loans, net	1,804	913	(315)
Gain (loss) on sale of securities, net (notes 4 and 5)	(6)	1,756	1,608
Gain on sale of other real estate owned	—	340	272
Gain on sale of merchant card processing	—	—	934
Increase in cash surrender value of life insurance	1,898	1,863	755
Other	1,230	1,938	779
Total noninterest income	16,914	19,456	12,684
Noninterest expense:
Compensation	45,220	32,407	26,740
Occupancy	10,458	9,411	6,441
Furniture and equipment	2,923	3,257	2,964
Data processing	4,476	4,864	3,707
Other professional services	4,126	2,210	2,862
Business development	1,251	1,010	1,044
Communications	2,009	2,196	2,197
Insurance and assessments	1,647	1,507	1,153
Cost of real estate owned	—	168	514
Intangible asset amortization (note 3)	3,253	2,529	1,269
Other	6,157	6,080	5,411
Total noninterest expense	81,520	65,639	54,302
Earnings before income taxes	60,659	53,751	28,129
Income taxes (note 13)	24,296	21,696	11,217
Net earnings	$36,363	$32,055	$16,912
Basic earnings per share (note 14)	$2.34	$2.08	$1.64
Diluted earnings per share (note 14)	$2.27	$2.02	$1.58

See accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
for the Years Ended December 31, 2004, 2003 and 2002

	Common Stock		Unearned Equity	Retained	Accumulated Other Comprehensive		Comprehensive Income
	Shares	Amount	Compensation	Earnings	Income (loss)	Total	(note 15)
	(Dollars in thousands, except per share data)
Balance at December 31, 2001	5,277,360	43,137	—	11,852	308	55,297	$6,480
Net earnings	—	—	—	16,912	—	16,912	$16,912
Exercise of stock options and warrants	127,715	1,345	—	—	—	1,345	—
Rights offering	1,194,805	23,000	—	—	—	23,000	—
Convertible debt	23,989	557	—	—	—	557	—
Registered public offering	3,910,000	89,347	—	—	—	89,347	—
Equity issuance—W.H.E.C., Inc. acquisition	1,043,799	24,523	—	—	—	24,523	—
Equity issuance—Upland Bank acquisition	419,059	12,723	—	—	—	12,723	—
Equity issuance—Marathon Bancorp acquisition	537,770	16,063	—	—	—	16,063	—
Equity issuance—First National Bank acquisition	2,762,540	81,108	—	—	—	81,108	—
Cash dividends paid ($0.54 per share)	—	—	—	(5,725)	—	(5,725)	—
Other comprehensive income, net unrealized gains on securities available-for-sale, net of tax effect of $827 thousand	—	—	—	—	1,142	1,142	1,142
Balance at December 31, 2002	15,297,037	291,803	—	23,039	1,450	316,292	$18,054
Net earnings	—	—	—	32,055	—	32,055	$32,055
Exercise of stock options	136,104	1,716	—	—	—	1,716	—
Restricted stock awarded	460,000	14,817	(14,817)	—	—	—	—
Earned stock award compensation	—	—	1,006	—	—	1,006	—
Cash dividends paid ($0.6750 per share)	—	—	—	(10,388)	—	(10,388)	—
Other comprehensive income-net unrealized losses on securities available-for-sale, net of tax effect of $2.3 million	—	—	—	—	(3,118)	(3,118)	(3,118)
Balance at December 31, 2003	15,893,141	$308,336	$(13,811)	$44,706	$(1,668)	$337,563	$28,937
Net earnings	—	—	—	36,363	—	36,363	$36,363
Exercise of stock options	235,971	3,456	—	—	—	3,456	—
Tax benefits from exercise of options and vesting of restricted stock	—	1,936	—	—	—	1,936	—
Restricted stock awarded, net	138,750	5,152	(5,152)	—	—	—	—
Earned stock award compensation	—	—	7,518	—	—	7,518	—
Cash dividends paid ($0.8475 per share)	—	—	—	(13,158)	—	(13,158)	—
Other comprehensive income-net unrealized gain on securities available-for-sale, net of tax effect of $143 thousand	—	—	—	—	198	198	198
Balance at December 31, 2004	16,267,862	$318,880	$(11,445)	$67,911	$(1,470)	$373,876	$36,561

See accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$36,363	$32,055	$16,912
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	9,322	8,982	6,017
Provision for credit losses	465	300	—
Gain on sale of real estate owned	—	(340)	(272)
(Gain) loss on sale of loans	(1,804)	(913)	315
Loss (gain) on sale of securities	6	(1,756)	(1,608)
Real estate valuation adjustments	—	153	330
Gain on sale of premises and equipment	—	(9)	(21)
Amortization of unearned compensation related to restricted stock	7,518	1,006	—
Tax benefit from exercise of options and vesting of restricted stock	1,936	—	—
Increase (decrease) in accrued and deferred income taxes, net	11,765	6,258	(14,100)
(Increase) decrease in other assets	(2,494)	(16,123)	25,115
Decrease in accrued interest payable and other liabilities	(12,955)	(15,002)	(43,318)
Dividends on FHLB stock	(304)	(85)	(83)
Net cash provided by (used in) operating activities	49.818	14,526	(10,713)
Cash flows provided by (used in) investing activities:
Net cash and cash equivalents acquired (paid) in acquisitions	(37,347)	(806)	83,535
Net (increase) decrease in loans outstanding	(328,463)	32,328	(81,934)
Proceeds from sale of loans	14,978	9,124	4,384
Net decrease in interest-bearing deposits in financial institutions	3,077	830	529
Securities held-to-maturity:
Proceeds from sale	—	3,452	—
Maturities	—	3,360	2,905
Securities available-for-sale:
Proceeds from sale	64,662	179,916	52,386
Maturities	107,848	194,550	187,685
Purchases	(2,721)	(484,603)	(216,669)
Net (purchases) sales of FRB and FHLB stock	(8,153)	(7,161)	1,551
Proceeds from sale of other real estate owned	—	3,570	3,339
Purchases of premises and equipment	(2,724)	(3,576)	(3,413)
Proceeds from sale of premises and equipment	46	58	893
Net cash (used in) provided by investing activities	(188,797)	(68,958)	35,191
Cash flows from financing activities:
Net increase (decrease) in deposits:
Noninterest-bearing	66,599	91,201	70,158
Interest-bearing	259,339	(120,992)	(125,928)
Proceeds from issuance of subordinated debentures	61,856	20,620	10,310
Proceeds from issuance of of common stock	—	—	112,347
Proceeds from exercise of stock options	3,456	1,716	1,345
Net increase in borrowings	36,300	52,477	792
Convertible debt payment	—	—	(114)
Repayment of acquired debt	(60,700)	—	(68,000)
Cash dividends paid	(13,158)	(10,388)	(5,725)
Net cash provided by (used in) financing activities	353,692	34,634	(4,815)
Net increase (decrease) in cash and cash equivalents	214,713	(19,798)	19,663
Cash and cash equivalents at beginning of year	104,568	124,366	104,703
Cash and cash equivalents at end of year	$319,281	$104,568	$124,366
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$14,308	$12,684	$13,969
Income taxes	17,113	13,226	5,970
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned	—	—	1,443
Transfer from loans to loans held-for-sale	13,174	8,481	3,996
Conversion of convertible debt	—	—	557

See accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(1)   Nature of Operations and Summary of Significant Accounting Policies

We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our banking subsidiaries. As of December 31, 2004, those subsidiaries were First National Bank, which we refer to as First National, and Pacific Western National Bank, or Pacific Western. We refer to Pacific Western and First National herein as the “Banks” and when we say “we”, “our” or the “Company”, we mean the Company on a consolidated basis with the Banks. When we refer to “First Community” or to the holding company, we are referring to the parent company on a standalone basis.

The Banks are full-service community banks offering a broad range of banking products and services including: accepting time and demand deposits, originating commercial loans, including asset-based lending and factoring, real estate and construction loans, Small Business Administration guaranteed loans, or SBA loans, consumer loans, mortgage loans, international loans for trade finance, and other business oriented products. Our operations are primarily located in southern California and the Banks focus on conducting business with small to medium size businesses and the owners and employees of those businesses in our marketplace.  Through our asset-based lending and factoring operations, we also operate in Arizona and Texas.

We have completed fourteen acquisitions since May 2000. This includes the merger whereby the former Rancho Santa Fe National Bank and First Community Bank of the Desert became wholly-owned subsidiaries of the Company in a pooling-of-interests transaction. Accordingly, all of our financial statements for the periods prior to these acquisitions have been restated as if they had occurred at the beginning of the earliest period presented. The following acquisitions have been accounted for using the purchase method of accounting and, accordingly, their operating results have been included in the consolidated financial statements from their respective dates of acquisition. We completed Professional Bancorp and First Charter Bank during 2001, Pacific Western National Bank, W.H.E.C., Inc., Upland Bank, Marathon Bancorp and First National Bank during 2002, Bank of Coronado and Verdugo Banking Company during 2003, and First Community Financial Corporation and Harbor National Bank in 2004. Please see Notes 2 and 3 for more information about these acquisitions.

(a) Basis of Presentation

The accounting and reporting policies of the Company are in accordance with U.S. generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated.

(b) Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowance for credit losses, the carrying values of intangible assets, and the realization of deferred tax assets.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

(1)   Nature of Operations and Summary of Significant Accounting Policies (Continued)

(c) Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

(d) Investment Securities and Securities Available-for-Sale

We determine the classification of securities at the time of purchase. If we have the intent and the ability at the time of purchase to hold securities until maturity, they are classified as held-to-maturity. Investment securities held-to-maturity are stated at amortized cost. Securities to be held for indefinite periods of time, but not necessarily to be held-to-maturity or on a long-term basis, are classified as available-for-sale and carried at fair value with unrealized gains or losses reported as a separate component of shareholders’ equity in accumulated other comprehensive income, net of applicable income taxes. The carrying values of all securities are adjusted for amortization of premiums and accretion of discounts over the shorter of the period to call or maturity of the related security using the interest method. Realized gains or losses on the sale of securities, if any, are determined using the amortized cost of the specific securities sold. If a decline in the fair value of a security below its amortized cost is judged by management to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in operations. Securities available-for-sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, prepayment risk and other related factors. Securities are individually evaluated for appropriate classification, when acquired; consequently, similar types of securities may be classified differently depending on factors existing at the time of purchase.

Investments in Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock, which are carried at cost because they can only be redeemed at par, are required investments based on measurements of the Banks’ capital, assets, and/or borrowing levels.

(e) Loans and Loan Fees

Loans are stated at the principal amount outstanding. Interest income is recorded on the accrual basis in accordance with the terms of the respective loan. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to collectibility in the normal course of business. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Loans are restored to accrual status when the loans become both well-secured and are in the process of collection.

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

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

(1)   Nature of Operations and Summary of Significant Accounting Policies (Continued)

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

(g) Comprehensive Income

Comprehensive income consists of net earnings and net unrealized gains (losses) on securities available-for-sale, net and is presented in the consolidated statements of shareholders’ equity and comprehensive income.

(h) Allowance for Credit Losses

The allowance for loan losses and the reserve for unfunded loan commitments when combined are referred to as the allowance for credit losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities. On December 31, 2004, we reclassified to other liabilities our reserve for unfunded loan commitments, which was previously included with the allowance for loan losses. The accompanying balance sheet as of December 31, 2003, and the allowance for credit losses tables included in Note 6 reflect the reclassification.

An allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio and other extensions of credit. The allowance is based upon a continuing review of the portfolio, past loan loss experience, current economic conditions which may affect the borrowers’ ability to pay, and the underlying collateral value of the loans. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries on loans previously charged off are added to the allowance.

A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. We measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent, depending on the circumstances. If the measurement of impairment for the loan is less than the recorded investment in the loan, a valuation allowance is established with a corresponding charge to the provision for credit losses.

We believe that the allowance for loan losses is adequate. In making its evaluation, we consider certain qualitative factors including our historical loan loss experience, the volume and type of lending conducted by the Company, the amounts of classified and nonperforming assets, regulatory policies,

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

(1)   Nature of Operations and Summary of Significant Accounting Policies (Continued)

general economic conditions, underlying collateral values, and other factors regarding the collectibility of loans in our portfolio.

We also believe that the reserve for unfunded loan commitments is adequate. In making this determination, we use the same methodology for the reserve for unfunded loan commitments as we do for the allowance for loan losses and consider the same qualitative factors, as well as an estimate of the probability of drawdown of the commitments correlated to their credit risk rating.

Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and the reserve for unfunded loan commitments. These agencies may require the Company to recognize additions to the allowance and/or the reserve based on their judgments related to information available to them at the time of their examinations.

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

(j) Other Real Estate Owned

Other real estate owned is recorded at the fair value of the property at the time of acquisition. Fair value is based on current appraisals less estimated selling and holding costs. The excess of the recorded loan balance over the estimated fair value of the property at the time of acquisition is charged to the allowance for credit losses. Any subsequent write downs are charged to noninterest expense and recognized as a valuation allowance. Subsequent increases in the fair value of the asset less selling costs reduce the valuation allowance, not below zero, and are credited to income. Operating expenses of such properties and gains and losses on their disposition are included in noninterest income and expense.

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

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

(1)   Nature of Operations and Summary of Significant Accounting Policies (Continued)

(m) Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired. We adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002, and ceased amortization of goodwill as of that date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over such useful lives to their estimated residual values, and reviewed annually for impairment.

Goodwill is our only intangible asset with an indefinite life. To accomplish the annual impairment analysis of goodwill, we identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We have identified one reporting unitbanking operations. We determined the fair value of our reporting unit and compare it to its carrying amount on June 30, our annual impairment analysis date. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test. Our annual impairment analysis indicated that there was no impairment in our goodwill.

Core deposit intangible assets, which we refer to as CDI, and customer relationship intangible assets, which we refer to as CRI, are recognized apart from goodwill at the time of acquisition based on market valuations prepared by independent third parties. In preparing such valuations, the third parties consider variables such as deposit servicing costs, attrition rates, and market discount rates. CDI are amortized to expense over their useful lives, which we have estimated to be 10 years. CRI are amortized to expense over their useful lives, which we have estimated to be 5 years. Both CDI and CRI are reviewed for impairment at least annually. If the recoverable amount of either CDI or CRI is determined to be less than its carrying value, we would then measure the amount of impairment based on an estimate of the intangible asset’s fair value at that time. If the fair value is below the carrying value, the intangible asset would be reduced to such fair value and a loss would be recognized by a charge to operations.

(n) Stock Incentive Plan

The Company had a stock-based compensation plan as of December 31, 2004 which is described in Note 16. We adopted the fair value method of accounting for stock options effective January 1, 2003, using the prospective method of transition specified in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—and amendment of FASB Statement No. 123. The cost of all stock options granted on or after January 1, 2003 is based on their fair value and is included as a component of salaries and employee benefits costs over the vesting period for such options. For stock options granted prior to January 1, 2003, the Company continues to apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for fixed stock option awards granted prior to January 1, 2003, with an exercise price equal to or greater than the fair market value of the underlying stock on the date of grant.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

(1)   Nature of Operations and Summary of Significant Accounting Policies (Continued)

Compensation expense related to awards of restricted and performance stock is based on the fair value of the underlying stock on the award date and is recognized over the vesting period by the straight-line method. The vesting of performance stock awards and recognition of related compensation expense may occur over a shorter vesting period if financial performance targets are achieved earlier than anticipated.

Had we determined compensation expense for our stock-based compensation plan consistent with SFAS No. 123, Accounting for Stock-Based Compensation, our net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the table below.

	For the Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share amounts)
Net earnings, as reported	$ 36,363	$ 32,055	$ 16,912
Add: Stock-based compensation expense included in net income, net of related tax effects	4,360	583	—
Deduct: All stock-based compensation expense calculated using the fair value based method for all awards, net of related taxes	(4,910)	(1,194)	(478)
Pro forma net earnings	$ 35,813	$ 31,444	$ 16,434
Earnings per share:
Basic—as reported	$ 2.34	$ 2.08	$ 1.64
Basic—pro forma	$ 2.31	$ 2.04	$ 1.60
Diluted—as reported	$ 2.27	$ 2.02	$ 1.58
Diluted—pro forma	$ 2.24	$ 1.98	$ 1.54

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

(q) Debt Issuance Costs

We have incurred debt issuance costs relating to each issuance of subordinated debentures except for those debentures issued as part of Trust VI. These costs are being amortized on a straight line basis over the period to the first call date, which is five years from the date of issuance, except for Trust I for which

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

(1)   Nature of Operations and Summary of Significant Accounting Policies (Continued)

the period is ten years.  The unamortized balance of debt issuance costs was $847,000 and $814,000 at December 31, 2004 and 2003.

(r) Recently Issued Accounting Standards

In December 2003, the FASB modified and reissued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46R). The original Interpretation 46 issued in January 2003 was adopted by us in the first quarter of 2003 and had no effect on our financial position or operating results. FIN 46R requires the deconsolidation of trust preferred entities, and we adopted this pronouncement on December 31, 2003. As a result of adoption, we deconsolidated our trust preferred entities as of December 31, 2003 and 2002. The adoption of FIN 46R did not have any material  effect on our financial condition and operating results.

Statement of Position (SOP) 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer, was issued in December 2003, and will be effective for us prospectively on January 1, 2005. This SOP will affect loans purchased and loans acquired in business combinations. It will no longer be acceptable to carry forward the amount of the allowance for loan losses established by the acquired company applicable to nonperforming, classified, and impaired loans. At the time of acquisition, the initial carrying value of the acquired loans is to be the present value of expected amounts of principal and interest to be received, i.e., fair value. This initial carrying amount would be net of an accretable yield and a nonaccretable difference. The accretable yield would not be displayed separately in the financial statements and is to be taken into interest income over the life of the loans by the interest method. The nonaccretable difference would function as an allowance for loan losses but would not be displayed as such on the balance sheet. Estimated losses on such acquired loans that arise subsequent to their acquisition date would be provided for through charges to current earnings. These accounting treatments may be applied to groups of loans acquired in the same fiscal quarter if such loans share common risk characteristics. Otherwise, these accounting treatments are to be applied to loans acquired on an individual basis. We expect that adoption of this accounting pronouncement will affect the comparability of financial statements as discounts, premiums, and acquired allowances for loan losses on nonperforming, classified, and impaired loans acquired either through direct purchase or merger after December 31, 2004, will no longer be displayed separately.

In March 2004, the Emerging Issues Task Force reached a consensus opinion in Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments, with respect to determining whether an investment is considered impaired, whether the identified impairment is considered other-than-temporary, how to measure other-than-temporary impairment, and how to disclose unrealized losses on investments that are not other-than-temporary impairments. Adoption of the new measurement requirements has been delayed by the FASB pending reconsideration of implementation guidance relating to debt securities that are impaired solely due to market interest rate fluctuations. We have included the new disclosure requirements in Note 4.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share Based Payment, (“SFAS 123R”) which will become effective for the Company on July 1, 2005. SFAS 123R applies to all stock-based compensation transactions in which an entity acquires services by either issuing stock or other equity instruments, such as stock options, restricted and performance stock, and/or stock appreciation rights, or

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

(1)   Nature of Operations and Summary of Significant Accounting Policies (Continued)

incurring liabilities that are based on an entity’s stock price, and requires entities that engage in these transactions to recognize compensation expense based on the fair value of the stock or other equity instrument either issued, modified, or settled. The Company has been recognizing compensation expense for stock options issued since January 1, 2003, and for all awards of restricted and performance stock since the date they were awarded. We do not expect there to be any material effect on our financial condition or results of operations when we adopt SFAS 123R prospectively on July 1, 2005, since substantially all stock options issued prior to January 1, 2003 will have vested by July 1, 2005. At adoption we will, however, reclassify amounts for “Unearned equity compensation” appearing within total shareholders’ equity against common stock. Such reclassification will have no effect on total stockholders’ equity.

(2)   Acquisitions

We completed the following acquisitions during the time period of January 1, 2002 to December 31, 2004, using the purchase method of accounting, and accordingly, their operating results have been included in the consolidated financial statements from their respective dates of acquisition:

	Pacific Western National Bank	WHEC	Upland Bank	Marathon Bancorp	First National Bank	Bank of Coronado	Verdugo Banking Company	FC Financial	Harbor National
Acquisition Date Acquired	January 2002	March 2002	August 2002	August 2002	September 2002	January 2003	August 2003	March 2004	April 2004
	(Dollars in thousands)
Assets Acquired:
Cash & cash equivalents	$ 38,026	$ 24,853	$ 3,812	$ 18,056	$ 123,409	$ 11,974	$ 33,075	$ 3,965	$ 34,338
Interest-bearing deposits in other banks	—	450	594	—	336	100	—	—	3,468
Investment securities	20,644	24,393	1,750	25,721	151,015	2,699	—	—	993
Loans	193,042	92,526	101,956	61,611	384,627	63,891	147,471	72,708	132,272
Premises and equipment	3,042	1,185	214	176	3,918	261	82	106	1,394
Goodwill	19,275	13,803	10,039	11,100	106,431	7,250	22,080	22,580	21,408
Core deposit and customer relationship intangible asset	3,646	4,182	994	2,243	9,681	714	4,376	2,518	1,293
Other assets	3,922	4,320	4,006	7,141	24,185	1,601	4,467	4,268	2,942
	281,597	165,712	123,365	126,048	803,602	88,490	211,551	106,145	198,108
Liabilities Assumed:
Non-interest bearing deposits	(42,662)	(47,030)	(28,377)	(36,312)	(157,288)	(17,079)	(48,642)	—	(60,752)
Interest bearing deposits	(196,204)	(87,768)	(65,598)	(60,941)	(395,044)	(56,007)	(119,111)	—	(96,031)
Accrued interest payable and other liabilities	(6,106)	(6,391)	(9,885)	(6,027)	(95,653)	(3,802)	(9,545)	(5,445)	(5,675)
Convertible debt	—	—	—	—	—	—	—	(60,700)	—
Total liabilities assumed	(244,972)	(141,189)	(103,860)	(103,280)	(647,985)	(76,888)	(177,298)	(66,145)	(162,458)
Total consideration paid	$ 36,625	$ 24,523	$ 19,505	$ 22,768	$ 155,617	$ 11,602	$ 34,253	$ 40,000	$ 35,650
Total consideration paid:
Cash paid for common stock	36,625	—	6,782	6,705	74,509	11,602	34,253	$ 40,000	$ 35,650
Fair value of common stock issued for common stock	—	24,523	12,723	16,063	81,108	—	—	—	—
Total consideration paid	$ 36,625	$ 24,523	$ 19,505	$ 22,768	$ 155,617	$ 11,602	$ 34,253	$ 40,000	$ 35,650

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

(2)   Acquisitions (Continued)

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

First National Bank Acquisition

On September 10, 2002, we acquired First National Bank. We issued 2,762,540 shares of our common stock, representing approximately 18% of the then outstanding shares of First Community common stock, and $74.5 million in cash in exchange for all of the outstanding preferred shares, common shares, warrants and options of First National Bank. The aggregate purchase price of First National Bank amounted to approximately $155.6 million based on the closing price of First Community’s stock on September 10, 2002 of $29.36. At the time of the merger, First National Bank was merged into Rancho Santa Fe National Bank and was renamed First National Bank. References to First National Bank refer to the bank acquired on September 10, 2002. When we refer to First National, we are referring to the surviving bank formed through the merger of First National Bank and Rancho Santa Fe National Bank.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

(2)   Acquisitions (Continued)

Bank of Coronado Acquisition

On January 9, 2003, we acquired Bank of Coronado. We paid $11.6 million in cash in exchange for all of the outstanding common shares and options of Bank of Coronado. At the time of the merger, Bank of Coronado was merged into First National.

Verdugo Banking Company Acquisition

On August 22, 2003, we acquired Verdugo Banking Company. We paid approximately $34.3 million in cash for all outstanding shares of common stock and options of Verdugo Banking Company. At the time of the merger, Verdugo Banking Company was merged into Pacific Western.

First Community Financial Corporation

On March 1, 2004, we acquired First Community Financial Corporation, or FC Financial, a privately held commercial finance company based in Phoenix, Arizona. We paid $40.0 million in cash for all of the outstanding shares of common stock and options of FC Financial. At the time of the acquisition, FC Financial became a wholly-owned subsidiary of First National.

Harbor National Bank

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

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

(2)   Acquisitions (Continued)

The following table presents the activity in the merger-related liability account for 2003 and 2004:

	Severance and Employee- related	System Conversion and Integration	Asset Write- downs, Lease Terminations and Other Facilities-related	Other	Total
	(Dollars in thousands)
Balance at December 31, 2002	$ 4,414	$ 453	$ 1,119	$ 1,586	$ 7,572
Additions related to 2003 acquisitions	1,993	1,127	1,727	3,324	8,171
Adjustments related to 2002 acquisitions	1,545	277	1,600	—	3,422
Reversals	(700)	—	—	—	(700)
Noncash write-downs and other	—	(316)	(155)	(6)	(477)
Cash outlays	(6,074)	(1,110)	(579)	(4,288)	(12,051)
Balance at December 31, 2003	1,178	431	3,712	616	5,937
Additions related to 2004 acquisitions	975	600	320	3,757	5,652
Reversals	(124)	(176)	—	—	(300)
Noncash write-downs and other	60	(203)	(18)	152	(9)
Cash outlays	(1,491)	(564)	(1,385)	(3,471)	(6,911)
Balance at December 31, 2004	$ 598	$ 88	$ 2,629	$ 1,054	$ 4,369

As of December 31, 2004, the integration of our 2003 and 2004 acquisitions was substantially complete; no additional merger-related charges are expected going forward related to our completed acquisitions. Severance costs will continue to be paid in accordance with severance pay plans and employment termination contracts.

As with our other acquisitions, the FC Financial and Harbor National acquisitions were accomplished to expand our community banking base in geographic areas that are complementary to our existing locations, loan portfolio composition, and deposit structure or in the case of FC Financial, to enhance a profitable line of business. These two acquisitions resulted in $47.8 million in intangible assets, composed of $44.0 million in goodwill not subject to amortization and $3.8 million in depreciable intangible assets  that are being amortized over a period  up to 10 years. All of the goodwill has been assigned to our one reportable segment, banking. None of the goodwill is deductible for income tax purposes.

(3)   Goodwill and Other Intangible Assets

Goodwill and intangible assets arise from purchase business combinations. Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are tested for impairment no less than annually. We performed the initial and interim impairment tests of goodwill, which resulted in no impact on our results of operations and financial condition.

Intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment annually. The amortization expense represents the estimated decline in the value of the underlying deposits or loan customers acquired. We recorded an

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

(3)   Goodwill and Other Intangible Assets (Continued)

expense of approximately $3.3 million for 2004 and estimate the expense related to the intangible assets will range from $2.7 million to $3.3 million per year for the next five years.

The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows:

	Goodwill
	2004	2003
	(Dollars in thousands)
Balance as of January 1,	$ 199,919	$ 168,573
Acquisitions	43,988	29,330
Adjustments to goodwill:
Increase related to liabilities for severance, contractual obligations and vacant premises	—	2,016
Decrease related to income taxes	(9,374)	—
Decrease related to elimination of accrued merger expenses	(173)	—
Balance as of December 31,	$ 234,360	$ 199,919

During the third quarter of 2004, we filed our 2003 Federal income tax return. During the process of preparing this tax return we were able to confirm the amounts relating to income tax assets and liabilities and certain acquired net operating loss carryforwards. As a result of this process, income tax assets and liabilities were increased, and goodwill was reduced, by $9.4 million.

The following table presents the changes in the gross amounts of core deposit and customer relationship intangibles and the related accumulated amortization for years ended December 31, 2004 and 2003.

	Core deposit and customer relationship intangible	Core deposit intangible
	2004	2003
	(Dollars in thousands)
Gross amount:
Balance as of January 1,	$ 25,835	$ 20,746
Additions due to acquisitions	3,811	5,089
Balance as of December 31,	29,646	25,835
Accumulated amortization:
Balance as of January 1,	(3,798)	(1,269)
Amortization	(3,253)	(2,529)
Balance as of December 31,	(7,051)	(3,798)
Net balance as of December 31,	$ 22,595	$ 22,037

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

(4)   Securities Available-for-Sale

The amortized cost, gross unrealized gains and losses, and fair value of securities available-for-sale as of December 31, 2004 and 2003 are as follows:

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Treasury and government agency securities	$12,579	$—	$180	$12,399
Municipal securities	10,170	248	12	10,406
Mortgage-backed and other securities	225,181	639	3,230	222,590
Total	$247,930	$887	$3,422	$245,395

	2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Treasury and government agency securities	$52,611	$168	$109	$52,670
Municipal securities	13,266	309	34	13,541
Mortgage-backed securities	354,654	1,049	4,258	351,445
Total	$420,531	$1,526	$4,401	$417,656

The maturity distribution based on amortized cost and fair value as of December 31, 2004, by contractual maturity, is shown below. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity Distribution as of December 31, 2004
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$3,513	$3,519
Due after one year through five years	35,937	35,586
Due after five years through ten years	22,419	22,849
Due after ten years	186,061	183,441
Total	$247,930	$245,395

Proceeds from the sale of securities totaled $64.7 million for 2004, $179.9 million for 2003 and $52.4 million for 2002. Gross gains on the sale of securities totaled $318,000 and gross losses on the sale of securities totaled $324,000 in 2004. Gross gains on the sale of securities totaled $1.6 million and gross losses on the sale of securities totaled $14,000 in 2003. For 2002, gross gains on the sale of securities totaled $1.7 million and gross losses on the sale of securities totaled $69,000.

As of December 31, 2004 and 2003, securities available-for-sale with a fair value of $232.6 million and $396.7 million were pledged as security for borrowings, public deposits and other purposes as required by various statutes and agreements.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

(4)   Securities Available-for-Sale (Continued)

The following table presents the fair value and the unrealized loss on securities that were temporarily impaired as of December 31, 2004.

	Impairment Period
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Treasury and government agency securities	$7,436	$(53)	$4,873	$(127)	$12,309	$(180)
Municipal securities	1,469	(12)	—	—	1,469	(12)
Mortgage-backed securities	37,771	(604)	140,811	(2,626)	178,582	(3,230)
Total temporarily impaired securities	$46,676	$(669)	$145,684	$(2,753)	$192,360	$(3,422)

The temporary impairment is a result of the change in market interest rates and is not a result of the underlying issuers’ ability to repay. Accordingly, we have not recognized the temporary impairment in our consolidated statement of earnings.

(5)   Investment Securities Held-to-Maturity

The Company had no held-to-maturity investment securities as of December 31, 2004 or 2003.

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

(6)   Loans and Allowance for Credit Losses

As of December 31, 2004 and 2003, loans consisted of the following:

	2004	2003
	(Dollars in thousands)
Commercial	$661,068	$456,869
Real estate, construction	410,167	347,321
Real estate, mortgage	978,721	727,265
Consumer	43,003	31,404
SBA, portion held for investment	32,355	37,747
Gross loans	2,125,314	1,600,606
Less:
Deferred loan fees, net	(7,143)	(4,769)
Allowance for loan losses	(26,682)	(24,152)
Total loans	$2,091,489	$1,571,685

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

(6)   Loans and Allowance for Credit Losses (Continued)

The Company grants commercial, real estate and consumer loans to customers in the regions the Banks serve in Southern California, and to a lesser extent foreign credits related to Mexico. We acquired foreign loans through the First National Bank acquisition and continue to originate both foreign commercial and foreign real estate loans as part of our ongoing services. Our foreign loans are primarily to individuals and entities located in Mexico. All of our foreign loans are denominated in U.S. dollars and the majority are collateralized by assets located in the United States or guaranteed or insured by businesses located in the United States. As of December 31, 2004 and 2003, foreign loan balances totaled $100.2 million and $82.7 million, respectively. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the strength of the real estate market and the economy in general in the Banks’ primary service areas. Should the real estate market experience an overall decline in property values or should other events occur, including, but not limited to, adverse economic conditions (which may or may not affect real property values), the ability of borrowers to make timely scheduled principal and interest payments on the Company’s loans may be adversely affected, and in turn may result in increased delinquencies and foreclosures. In the event of foreclosures under such conditions, the value of the property acquired may be less than the appraised value when the loan was originated and may, in some instances, result in insufficient proceeds upon disposition to recover the Company’s investment in the foreclosed property.

At December 31, 2004, approximately $835.1 million of real estate and commercial loans are pledged to secure FHLB lines of credit. See Note 9 for more information.

Nonaccrual loans totaling $8.9 million, $7.4 million and $10.2 million were outstanding as of December 31, 2004, 2003 and 2002, respectively. There were no loans that were past due 90 days or more and still accruing interest as of December 31, 2004, 2003 and 2002. Interest income of $571,000, $385,000 and $640,000 would have been recorded for the years ended December 31, 2004, 2003 and 2002, respectively, if nonaccrual loans had been performing in accordance with their original terms. Interest income of $163,000, $214,000 and $273,000 was recorded on loans subsequently transferred to a nonaccrual status for the years ended December 31, 2004, 2003 and 2002, respectively.

A summary of the activity in the allowance for credit losses is as follows:

	For the Year Ended December 31, 2004
	(Dollars in thousands)
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Total
Balance, beginning of year	$24,152	$1,600	$25,752
Provision for credit losses	438	27	465
Loans charged off	(3,607)	—	(3,607)
Recoveries on loans previously charged off	2,078	—	2,078
Loans charged off, net of recoveries	(1,529)	—	(1,529)
Additions due to acquisitions	3,621	1,198	4,819
Balance, end of year	$26,682	$2,825	$29,507

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

(6)   Loans and Allowance for Credit Losses (Continued)

	For the Year Ended December 31, 2003
	(Dollars in thousands)
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Total
Balance, beginning of year	$23,234	$1,060	$24,294
Provision for credit losses	(183)	483	300
Loans charged off	(4,476)	—	(4,476)
Recoveries on loans previously charged off	3,005	—	3,005
Loans charged off, net of recoveries	(1,471)	—	(1,471)
Additions due to acquisitions	2,572	57	2,629
Balance, end of year	$24,152	$1,600	$25,752

	For the Year Ended December 31, 2002
	(Dollars in thousands)
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Total
Balance, beginning of year	$11,209	$—	$11,209
Provision for credit losses	(1,060)	1,060	—
Loans charged off	(4,789)	—	(4,789)
Recoveries on loans previously charged off	3,197	—	3,197
Loans charged off, net of recoveries	(1,592)	—	(1,592)
Additions due to acquisitions	14,677	—	14,677
Balance, end of year	$23,234	$1,060	$24,294

The Company measures its impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent. As of December 31, 2004 and 2003, all impaired loans were collateral-dependent. The Company recognizes income from impaired loans on an accrual basis unless the loan is on nonaccrual status. Income from loans on nonaccrual status is recognized to the extent cash is received and the loan’s principal balance is deemed collectible. The following table presents a breakdown of impaired loans and any impairment allowance related to impaired loans as of December 31, 2004 and 2003:

	2004		2003
	Recorded Investment	Impairment Allowance	Recorded Investment	Impairment Allowance
	(Dollars in thousands)
Loans with impairment allowance—other collateral	$1,217	$375	$4,901	$2,138
Loans with impairment allowance—real estate	1,253	186	230	129
Loans without impairment allowance—other collateral	6,441	—	2,280	—
Total impaired loans	$8,911	$561	$7,411	$2,267

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

(6)   Loans and Allowance for Credit Losses (Continued)

Based on the Company’s evaluation process to determine the level of the allowance for loan losses mentioned previously and the fact that a majority of the Company’s nonperforming loans are secured, management believes the allowance level to be adequate as of December 31, 2004 to absorb the estimated known and inherent risks identified through its analysis. For the years ended December 31, 2004, 2003 and 2002, no interest income was recorded on impaired loans, and the average balance of impaired loans was $7.7 million, $9.9 million and $7.5 million, respectively.

The following is the activity in the valuation allowance for other real estate owned:

	For the Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Balance, beginning of year	$—	$690	$360
Adjustments to the market value of real estate owned	—	—	330
Reductions related to sales of real estate owned	—	690	—
Balance, end of year	$—	$—	$690

(7)   Premises and Equipment

Premises and equipment as of December 31, 2004 and 2003 are as follows:

	As of December 31,
	2004	2003
	(Dollars in thousands)
Land	$1,380	$870
Buildings	3,140	2,973
Furniture, fixtures and equipment	8,989	8,122
Leasehold improvements	7,858	6,331
Vehicles	838	247
Premises and equipment	22,204	18,543
Less accumulated depreciation and amortization	7,285	4,539
Premises and equipment, net	$14,919	$14,004

Depreciation and amortization expense for the years ended December 31, 2004, 2003 and 2002 was $3.3 million, $3.3 million and $2.6 million, respectively. Our leasehold improvements are amortized over their estimated useful lives, or the life of the lease, whichever is shorter. Our furniture, fixtures and equipment are depreciated over their estimated useful lives ranging from 3 years to 10 years. Land is not depreciated and buildings are depreciated over 30 years.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

(8)   Deposits

Interest-bearing deposits as of December 31, 2004 and 2003 are comprised of the following:

	As of December 31,
	2004	2003
	(Dollars in thousands)
Interest checking deposits	$189,598	$181,223
Money market deposits	994,730	585,628
Savings deposits	83,092	72,876
Time deposits under $100,000	80,047	110,720
Time deposits of $100,000 or more	143,207	184,857
Total	$1,490,674	$1,135,304

The following summarizes the maturity of time deposits as of December 31, 2004 (in thousands):

2005	$210,844
2006	6,734
2007	4,959
2008	592
2009	10
Thereafter	115
Total	$223,254

Interest expense on deposits for the years ended December 31, 2004, 2003 and 2002 is comprised of the following:

	For the Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Interest checking deposits	$114	$206	$282
Money market deposits	3,716	3,607	4,586
Savings deposits	102	348	319
Time deposits under $100,000	1,055	2,126	2,593
Time deposits of $100,000 or more	2,137	3,292	3,683
Total interest expense on deposits	$7,124	$9,579	$11,463

(9)   Borrowings and Subordinated Debentures

Borrowings

We and our Banks have various lines of credit available. We also borrow funds from time to time on a term or overnight basis from the Federal Home Loan Bank or other financial institutions.

Federal Funds Arrangements with Commercial Banks.   As of December 31, 2004, 2003 and 2002, we had unsecured lines of credit with correspondent banks in the amounts of $110.0 million, $100.0 million and $42.0 million. These lines are renewable annually. As of December 31, 2004, 2003 and 2002, there were no balances outstanding and the average balances outstanding were $96,000, $19,000 and $153,000

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

(9)   Borrowings and Subordinated Debentures (Continued)

for 2004, 2003 and 2002. The highest balance at any month-end was zero in 2004, 2003 and 2002. The average rate paid was 2.07%, 1.74% and 2.04% during 2004, 2003 and 2002.

Federal Home Loan Bank Lines of Credit.   As of December 31, 2004, 2003 and 2002, we had Federal Home Loan Bank collateralized borrowing limits of approximately $615.1 million, $321.6 million and $64.1 million, of which $85.0 million and $46.7 million was outstanding at December 31, 2004 and 2003, and none of which was outstanding as of December 31, 2002. The borrowing arrangements with the Federal Home Loan Bank are collateralized by the majority of our securities available-for sale and by a blanket lien covering a large portion of our real estate secured loans. During 2004, borrowings from the Federal Home Loan Bank took the form of overnight advances or term advances, some of which were long term. Additionally, each advance was secured by either the securities or the loans. The average balances outstanding for short-term advances were $49.2 million in 2004, $1.4 million in 2003, and $2.0 million in 2002. The average rate paid was 1.75% in 2004, 1.28% in 2003, and 3.99% in 2002. The highest balance at any month-end during 2004 was $137.5 million, $46.7 million in 2003, and $10.0 million in 2002. The average balances outstanding for long-term advances were $2.8 million in 2004 and zero for 2003 and 2002. The average rate paid was 3.12% in 2004, zero in 2003 and 2002. The highest balance at any month-end during 2004 was $40.0 million and zero for 2003 and 2002.

The following table summarizes our term advances outstanding at December 31, 2004:

Amount	Rate	Maturity Date	Collateral
(Dollars in thousands)
$45,000	2.84%	12/6/2005	Loans
20,000	3.03%	5/9/2006	Loans
20,000	3.21%	12/6/2006	Loans
$85,000	2.97%

Treasury, Tax and Loan.   At the beginning of 2003 and in previous years, we were a participant in the Treasury, Tax and Loan Note program, which we refer to as the Note program. We exited the Note program during 2003. The Note program provided a borrowing line with a limit at the Federal Reserve Bank. Note balances fluctuate based on the amounts deposited by customers and the amounts called for payment by the Federal Reserve Bank. As of December 31, 2003, and 2002, the balance outstanding under the Note program was $0, and $1.2 million. The average balances under the Note program were $203,000 in 2003 and $827,000 in 2002. The highest balance at any month-end was $1.7 million in 2003 and $1.5 million in 2002. The average rate paid was 1.05%, and 1.37% in 2003 and 2002.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

(9)   Borrowings and Subordinated Debentures (Continued)

Revolving Lines of Credit.   In August 2003, we executed an amended and restated Revolving Credit Agreement with The Northern Trust Company for $12.5 million and a Revolving Credit Agreement with U.S. Bank, N.A. for $17.5 million. We executed amendments to these agreements in August and September 2004 to extend the maturity dates to August 13, 2005 for both agreements. All of the shares of common stock of First National have been pledged as collateral against these revolving credit lines. The credit agreements contain covenants that impose certain restrictions on our activities and financial condition. Such covenants include minimum net worth ratios, maximum debt ratios, a minimum return on average assets, and minimum and maximum credit quality ratios. As of December 31, 2004, we, and where applicable, the Banks, were in compliance with all covenants covering both agreements. The highest balance at any month-end during 2004, 2003 and 2002 was $9.0 million, $24.0 million and $6.0 million. The average outstanding amount during 2004, 2003 and 2002 was $4.3 million, $3.8 million and $863,000. We pay a quarterly fee of 25 basis points on the unused amounts. The amounts outstanding at December 31, 2004 and 2003, was $5.0 million and $7.0 million. As of December 31, 2004, 2003 and 2002, the interest rates were 3.64%, 2.50% and 3.50%. At December 31, 2002, there were no amounts outstanding under these lines of credit.

Subordinated Debentures

The Company had an aggregate of $121.7 million and $59.8 million of subordinated debentures outstanding at December 31, 2004 and 2003. The subordinated debentures were issued in seven separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued trust preferred securities. These trust preferred securities are presently considered Tier 1 capital for regulatory purposes. With the exception of Trust I, the subordinated debentures are callable at par, only by the issuer, five years from the date of issuance, subject to certain exceptions. We are permitted to call the debentures in the first five years if the prepayment election relates to one of the following three events: (i) a change in the tax treatment of the debentures stemming from a change in the IRS laws; (ii) a change in the regulatory treatment of the underlying trust preferred securities as Tier 1 capital; and (iii) a requirement to register the underlying trust as a registered investment company. However, redemption in the first five years will be subject to a prepayment penalty. Trust I may not be called for 10 years from the date of issuance unless one of the three events described above has occurred and then a prepayment penalty applies. In addition, there is a prepayment penalty if this debenture is called 10 to 20 years from the date of its issuance and it may be called at par after 20 years. The proceeds of the subordinated debentures were used primarily to fund several of our acquisitions.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

(9)   Borrowings and Subordinated Debentures (Continued)

The following table summarizes the terms of each subordinated debenture issuance.

Series	Date issued	Amount	Maturity	Fixed or Variable Rate	Rate Index	Current Rate	Next Reset Date
	(Dollars in thousands)
Trust I	9/7/2000	$8,248	9/7/2030	Fixed	N/A	10.60%	N/A
Trust II	12/18/2001	10,310	12/18/2031	Variable	3-month LIBOR + 3.60%	6.11%	3/17/2005
Trust III	11/28/2001	10,310	12/8/2031	Variable	6-month LIBOR + 3.75	6.44%	6/7/2005
Trust IV	6/26/2002	10,310	6/26/2032	Variable	3-month LIBOR + 3.55	6.10%	3/25/2005
Trust V	8/15/2003	10,310	9/17/2033	Variable	3-month LIBOR + 3.10	5.60%	3/16/2005
Trust VI	9/3/2003	10,310	9/15/2033	Variable	3-month LIBOR + 3.05	5.54%	3/15/2005
Trust VII	2/5/2004	61,856	4/23/2034	Variable	3-month LIBOR + 2.75	5.44%	4/28/2005
Total		$121,654

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

Commitments to extend credit amounting to $849.6 million and $570.0 million were outstanding as of December 31, 2004 and 2003, respectively. Of the $849.6 million at December 31, 2004, approximately $31.8 million were fixed rate commitments and $817.8 million were variable rate commitments. Additionally, $4.1 million of the $849.6 million is related to foreign loan commitments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit and financial guarantees amounting to $63.0 million and $31.4 million were outstanding as of December 31, 2004 and 2003, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees will expire within one year. The Company generally requires collateral or other security to support financial instruments with credit risk.

Legal Matters.   On June 8, 2004, the Company was served with an amended complaint naming First Community and Pacific Western as defendants in a class action lawsuit filed in Los Angeles Superior Court pending as Case No. BC310846. We are named as defendants in our capacity as alleged successors to First Charter Bank, N.A., which the Company acquired in October 2001. A former officer of First Charter, who left First Charter in May of 1997, is also named as a defendant.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

(10)   Commitments and Contingencies (Continued)

The amended complaint alleges that a former officer of First Charter who later became a principal of Four Star Financial Services, LLC (“Four Star”), an affiliate of 900 Capital Services, Inc. (“900 Capital”), improperly induced several First Charter customers to invest in 900 Capital or affiliates of 900 Capital and further alleges that Four Star, 900 Capital and some of their affiliated entities perpetuated their fraud upon investors through various First Charter accounts with First Charter’s purported knowing participation in and/or willful ignorance of the scheme.  The key allegations against First Charter in the amended complaint date back to the mid-1990s and the amended complaint alleges several counts for relief including aiding and abetting, conspiracy, fraud, breach of fiduciary duty, relief pursuant to the California Business and Professions Code, negligence and relief under the California Securities Act stemming from an alleged ponzi scheme and sale of securities issued by Four Star.  In disclosures provided to the parties, plaintiffs have asserted that the named plaintiffs have suffered losses well in excess of $3.85 million, and plaintiffs have asserted that “losses to the class total many tens of millions of dollars.”  While we understand that the plaintiffs intend to seek to certify a class for purposes of pursuing a class action, a class has not yet been certified and no motion for class certification has been filed.  On July 7, 2004, we removed the action to U.S. District Court for the Central District of California. On July 26, 2004, we filed proofs of claim in the federal bankruptcy proceedings of Four Star and 900 Capital for contribution and indemnity.  On October 14, 2004, the District Court remanded most of the action to the Los Angeles Superior Court, and transferred the fraudulent transfer claim and a request for disgorgement to the U.S. Bankruptcy Court for the Central District of California.  In December 2004, plaintiffs dismissed, without prejudice, the fraudulent transfer claim and request for disgorgement pending before the U.S. Bankruptcy Court.  On November 8, 2004, we filed a demurrer to each of the remaining counts in the amended complaint.  A hearing on the demurrer was held on February 17, 2005.  At this hearing, the Court sustained our demurrer to the amended complaint as to each of the counts therein, granting the plaintiffs leave to amend.  We intend to continue to vigorously defend the lawsuit.

At this stage of litigation, we do not believe it is feasible to accurately assess the likely outcome, the timing of its resolution, or whether it will have a material adverse effect on the Company’s consolidated financial position, results of operation or cash flows.

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

(11)   Fair Value of Financial Instruments

Estimated fair values for the Company’s financial instruments and a description of the methodologies and assumptions used to determine such amounts follow:

(a) Cash and Due from Banks and Federal Funds Sold

The carrying amount is assumed to be the fair value because of the liquidity of these instruments.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

(11)   Fair Value of Financial Instruments (Continued)

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

The fair value of fixed rate loans and non-performing or adversely classified adjustable rate loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loans. The discount rates used for performing fixed rate loans are the Company’s current offer rates for comparable instruments with similar terms.

The fair value of performing adjustable rate loans is estimated to be carrying value. These loans reprice frequently at market rates and the credit risk is not considered to be greater than normal.

(e) Deposits

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings and checking accounts, is equal to the amount payable on demand as of the balance sheet date. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. No value has been separately assigned to the Company’s long-term relationships with its deposit customers, such as core deposit intangible.

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

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

(11)   Fair Value of Financial Instruments (Continued)

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

(i) Limitations

Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of December 31, 2004 and 2003, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

The fair values of the Company’s financial instruments as of December 31, 2004 and 2003 are as follows:

	2004		2003
	Carrying or Contract Amount	Fair Value Estimates	Carrying or Contract Amount	Fair Value Estimates
	(Dollars in thousands)
Financial Assets:
Cash and due from banks	$72,581	$72,581	$101,968	$101,968
Federal funds sold	246,700	246,700	2,600	2,600
Interest-bearing deposits in financial institutions	702	702	311	311
Investment in Federal Reserve Bank and Federal Home Loan Bank Stock	24,112	24,112	14,662	14,662
Securities available-for-sale	245,395	245,395	417,656	417,656
Loans, net	2,091,489	2,079,756	1,571,685	1,569,399
Financial Liabilities:
Deposits	2,432,390	2,432,589	1,949,669	1,951,117
Borrowings	90,000	90,729	53,700	53,700
Subordinated debentures	121,654	122,130	59,798	60,894

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

(12)   Lease Commitments

As of December 31, 2004, aggregate minimum rental commitments for certain real property under noncancellable operating leases having initial or remaining terms of more than one year are as follows (in thousands):

2005	$7,452
2006	6,892
2007	6,148
2008	5,680
2009	4,443
Thereafter	22,166
Total	$52,781

Total gross rental expense for the years ended December 31, 2004, 2003 and 2002 was $7.0 million, $6.5 million and $4.3 million, respectively. Most of the leases provide that the Company pay maintenance, insurance and certain other operating expenses applicable to the leased premises in addition to the monthly minimum payments. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rental income for the years ended December 31, 2004, 2003 and 2002 was approximately $226,000, $306,000 and $137,000, respectively. The future minimum rental income to be received under noncancelable subleases is $4.5 million.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

(13)   Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, the net balance of which is included in other assets, as of December 31, 2004 and 2003 are as follows:

	2004	2003
	(Dollars in thousands)
Deferred tax assets:
Lease income	$28	$989
Allowance for credit losses, due to differences in computation of bad debts	12,123	9,449
Interest on nonaccrual loans	454	150
Deferred loan fees and costs	1,123	320
Deferred compensation	2,421	1,985
Net operating losses	5,350	5,253
Accrued liabilities	6,433	3,706
Unrealized loss on securities available-for-sale	1,065	1,207
State tax benefit	1,848	1,392
Foreign tax credits	—	111
Premises and equipment, principally due to differences in depreciation	992	—
Other	1,026	401
Total gross deferred tax assets	32,863	24,963
Valuation allowance	—	(5,170)
Total deferred tax assets, net	32,863	19,793
Deferred tax liabilities:
Core deposit and customer relationship intangibles	9,500	3,538
Premises and equipment, principally due to differences in depreciation	—	589
Stock dividends	204	89
Total gross deferred tax liabilities	9,704	4,216
Total net deferred taxes assets	$23,159	$15,577

Based upon our tax paying history and estimates of taxable income over the years in which the items giving rise to the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. During the third quarter of 2004, we filed our 2003 Federal income tax return. During the process of preparing this tax return we were able to confirm the amounts relating to income tax assets and liabilities and certain acquired net operating loss carryforwards. As a result of this process, income tax assets and liabilities were increased, and goodwill was reduced by $9.4 million. Of this amount, approximately $5.2 million of the increase in the net deferred tax assets due to the reduction of the valuation allowance.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

(13)   Income Taxes (Continued)

For the years ended December 31, 2004, 2003 and 2002, the components of income taxes consist of the following:

	For the Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Current income taxes:
Federal	$18,911	$12,698	$1,319
State	4,721	4,858	954
Total current income taxes	23,632	17,556	2,273
Deferred income taxes:
Federal	(212)	3,243	7,434
State	876	897	1,510
Total deferred income taxes	664	4,140	8,944
Total income tax expense	$24,296	$21,696	$11,217

The following table is a reconciliation of total income taxes to the amount of taxes computed by applying the applicable statutory Federal income tax rate of 35% for 2004, 2003 and 2002 to earnings before income taxes:

	For the Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Computed expected income taxes at Federal statutory rate	$21,231	$18,813	$9,845
State tax, net of federal tax benefit	3,638	3,741	1,601
Rate change	—	—	(67)
Increase in cash surrender value of life insurance	(664)	(654)	(264)
Other, net	91	(204)	102
Recorded income taxes	$24,296	$21,696	$11,217

As of December 31, 2004, net current taxes payable, included in other liabilities, totaled $4.2 million while at December 31, 2003, taxes receivable totaled $276,000.

The Company has available at December 31, 2004, approximately $14.8 million of unused Federal net operating loss carryforwards that may be applied against future taxable income through 2023. The Company has available at December 31, 2004, approximately $2.5 million of unused state net operating loss carryforwards that may be applied against future taxable income through 2013. The applications of the net operating loss and other carryforwards are subject to annual limitations set forth in Section 382 of the Internal Revenue Code.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

(14)   Earnings Per Share

The following is a summary of the calculation of basic and diluted net earnings per share for the years ended December 31, 2004, 2003 and 2002.

	For the Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share data)
Net earnings used for basic earnings per share	$36,363	$32,055	$16,912
Convertible debt interest expense, net of tax	—	—	13
Adjusted net earnings used for diluted earnings per share	$36,363	$32,055	$16,925
Weighted average shares outstanding used for basic earnings per share	15,521	15,382	10,302
Effect of dilutive stock options, warrants, performance and restricted stock	466	486	390
Effect of convertible debt	—	—	—
Diluted weighted average shares outstanding	15,987	15,868	10,692
Basic earnings per share	$2.34	$2.08	$1.64
Diluted earnings per share	$2.27	$2.02	$1.58

Diluted earnings per share does not include all potentially dilutive shares that may result from outstanding stock options, warrants and restricted stock awards which may eventually vest. For the years ended December 31, 2004, 2003 and 2002, the number of stock options, warrants, performance and restricted shares which are outstanding but not included in the calculation of diluted earnings per share were 925,817, 1,029,023 and 877,379.

(15)   Comprehensive Income

	For the Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Net earnings	$36,363	$32,055	$16,912
Other comprehensive income, net of related income taxes:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	56	(2,479)	1,271
Less reclassifications of realized gains included in income	(142)	639	129
	198	(3,118)	1,142
Comprehensive income	$36,561	$28,937	$18,054

(16)   Benefit Plans

Stock-Based Compensation

Under the Company’s 2003 Stock Incentive Plan (the “Incentive Plan”), the Company’s Board of Directors may grant stock-based compensation awards to officers, directors, key employees and

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

(16)   Benefit Plans (Continued)

consultants under the terms described in the Incentive Plan. The allowable stock-based compensation awards include stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, restricted stock awards, performance stock awards and stock appreciation rights. The Incentive Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 2,500,000 shares of authorized but unissued Company common stock, subject to adjustments provided by the Incentive Plan. As of December 31, 2004, there were 381,598 shares available for grant under the Incentive Plan.

Stock Options.   Under the Incentive Plan, the exercise price of an option shall not be less than the market price of a share of Company common stock on the date of grant and the maximum term of any option is ten years measured from the date of grant. Options generally vest over a period of 3 to 4 years as determined at the date of grant and become fully exercisable in installments of at least 20% per year. The Company last granted options in 2003.

The fair value of all option grants are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for all fixed option grants in 2003 and 2002:

	2003	2002
Expected dividend yield	2.00%	2.37%
Risk-free interest rate	2.90%	2.90%
Volatility	33%	33%
Expected lives	2.5 years	2.5 years
Estimated fair value	$6.11	$5.12

A summary of the status of our stock options as of December 31, 2004, 2003 and 2002 and the changes during the years then ended is presented in the table below.

	2004		2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,055,354	$15.23	1,267,217	$17.86	780,011	$12.89
Granted	—	—	1,000	29.97	648,558	21.92
Exercised	(235,971)	14.64	(136,104)	12.61	(105,186)	12.77
Cancelled	(12,667)	21.48	(71,756)	24.65	(56,166)	17.94
Forfeited	—	—	(5,003)	14.46	—	—
Outstanding at year-end	806,716	19.06	1,055,354	18.10	1,267,217	17.86
Options exercisable at year-end	674,377	17.70	726,822	15.23	619,945	12.17
Weighted-average fair value of options granted during the year		NA		$6.11		$5.12

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

(16)   Benefit Plans (Continued)

The following table summarizes information about stock options outstanding at December 31, 2004.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2004	Weighted- Average Remaining Contractual life (years)	Weighted- Average Exercise Price	Number Exercisable at December 31, 2004	Weighted- Average Exercise Price
$4.00 to $10.00	191,368	2.72	$8.66	191,368	$8.66
$10.01 to $20.00	278,797	1.32	$16.87	265,290	$16.75
$20.01 to $30.66	336,551	3.09	$26.79	217,719	$26.79
$4.00 to $30.66	806,716	2.39	$19.06	674,377	$17.70

Stock Warrants.   As a result of the First Professional acquisition in 2001, the Company assumed 79,511 warrants with an exercise price of $22.01; these warrants were all exercised during 2002.

Restricted Stock.   The Incentive Plan provides that eligible participants may be granted restricted shares of Company common stock which are subject to forfeiture until the restrictions lapse or terminate. During 2004, the Compensation, Nominating and Governance (CNG) Committee of the Company’s Board of Directors awarded 138,750 shares, net of forfeitures, of restricted common stock with a corresponding market value of $5,152,000, net of forfeitures. During 2003, the CNG Committee of the Company’s Board of Directors awarded 205,000 shares of restricted common stock with a corresponding market value of $6,645,000. The weighted-average grant-date fair value of restricted stock awarded in 2004 and 2003 was $36.82 and $32.41 per share. The awarded shares of restricted common stock will vest over a service period of three to four years. The portion of the market value of the restricted stock related to current service was recognized as compensation expense in 2004 and 2003 using the straight-line method and that portion of the market value relating to future service (unearned equity compensation) will be amortized over the remaining vesting period. Using the straight-line method, the related compensation expense was $1.9 million and $513,000 for 2004 and 2003. At December 31, 2004, unvested shares of restricted common stock awarded and outstanding were 330,416.

Performance Stock.   The Incentive Plan provides that eligible participants may be granted shares of performance common stock which are subject to forfeiture until the restrictions lapse or terminate. No performance shares were awarded in 2004. During 2003, the CNG Committee of the Company’s Board of Directors awarded 255,000 shares of performance common stock with a corresponding market value of $8,172,000 and a weighted-average grant-date fair value of $32.05 per share. The awarded shares of performance common stock will vest in full, or in part, on the date the CNG Committee, as Administrator of the Incentive Plan, determines that the Company achieved certain financial targets established by the CNG Committee. The awarded shares of performance common stock expire seven years from the date of grant. The related compensation expense was $5.6 million and $493,000 for 2004 and 2003. All 255,000 shares of performance common stock awarded during 2003 were outstanding at December 31, 2004. Of the 255,000 shares of unvested performance stock at December 31, 2004, 127,500 shares vested in March 2005, 63,750 shares are expected to vest during the first quarter of 2006, and the remaining 63,750 shares are expected to vest during the first quarter of 2007.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

(16)   Benefit Plans (Continued)

Prior to vesting of the restricted or performance common stock, each grant recipient is entitled to dividend rights with respect to the shares of granted stock, subject to termination of such rights under the terms of the Incentive Plan. The awards of restricted and performance stock were made beginning in the latter half of 2003 and replace the practice of granting stock options.

Directors Deferred Compensation Plan

The Company has a deferred compensation plan, known as the DDCP, in which the Company’s directors and executive officers may participate. The DDCP is administered by an administrative committee, which consists of certain non-director executive officers of the Company.

The DDCP allows all directors of the Company, including executive officers who are directors of the Company or its subsidiaries, to defer payment of all or a portion of their directors’ fees, in the case of outside directors, or base salary, bonus or other compensation, including restricted and performance stock awards, in the case of employee directors, for the next succeeding calendar year. Participation in the DDCP is voluntary and participants may change their elections periodically as permitted under the DDCP.

Participants may elect to have their contributions used to purchase Company common stock. The DDCP held 82,684 shares of Company common stock at December 31, 2004.

401(K) Plans

During 2004, we merged the Banks’ separate 401(k) plans, which included several 401(k) plans that were in place at banks acquired by the Company, into the First Community Bancorp 401(k) Plan. The Company accrued to expense employer-related 401(k) contributions in the amount of $410,000, $263,000 and $309,000 for the years ended December 31, 2004, 2003, and 2002.

(17)   Restricted Cash Balances

The Company is required to maintain reserve balances with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand. The average reserves required to be held at the Federal Reserve Bank for the years ended December 31, 2004 and 2003 were zero.

(18)   Dividend Availability

Holders of Company common stock are entitled to receive dividends declared by the Board of Directors out of funds legally available under state law governing the Company and certain federal laws and regulations governing the banking and financial services business. In addition, the Banks are subject to certain restrictions under certain federal laws and regulations governing banks which limit their ability to transfer funds to the Company through intercompany loans, advances or cash dividends. Dividends paid by national banks such as First National and Pacific Western are regulated by the OCC under its general supervisory authority as it relates to a bank’s capital requirements. A national bank may declare a dividend without the approval of the OCC as long as the total dividends declared in a calendar year do not exceed the total of net profits for that year combined with the retained profits for the preceding two years.  During

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

(18)   Dividend Availability (Continued)

2004, First Community received dividends of $38.5 million from the Banks.  The amount of dividends available for payment by the Banks to the holding company at December 31, 2004, was $25.8 million.

During 2004, 2003 and 2002, the Company paid $13.2 million, $10.4 million and $5.7 million, respectively, in cash dividends on common stock.

Our ability to pay dividends is also limited by certain covenants contained in the indentures governing trust preferred securities that we have issued, and the debentures underlying the trust preferred securities. The indentures provide, if an Event of Default (as defined in the indentures) has occurred and is continuing, or if we are in default with respect to any obligations under our guarantee agreement which covers payments of the obligations on the trust preferred securities, or if we give notice of any intention to defer payments of interest on the debentures underlying the trust preferred securities, then we may not, among other restrictions, declare or pay any dividends (other than a dividend payable by the Banks to the holding company) with respect to our common stock. In addition, our ability to pay dividends is limited by the terms of the revolving lines of credit such that we may not declare or pay any dividend other than dividends payable on the company’s common stock or in the ordinary course of business exceeding 50% of net earnings per fiscal quarter of the company before intangibles amortization and any restructuring charges incurred in connection with any merger, consolidation or other restructuring contemplated by transactions similar to a merger.

(19)   Regulatory Matters

First Community, as a bank holding company, is subject to regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended.

The Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of the Company’s and the Banks’ assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Company and the Banks have met all capital adequacy requirements to which they are subject.

As of December 31, 2004, the most recent notification from the regulatory agencies categorized the Company and each of the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company and the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

(19)   Regulatory Matters (Continued)

events since that notification that management believes have changed the Company’s or any of the Banks’ categories.

Actual capital amounts and ratios for the Company and each of the Banks as of December 31, 2004 and 2003 are presented in the following table:

Capital Requirements

	Actual		Adequately Capitalized		Well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004
Total Capital (to Risk-Weighted Assets):
Consolidated Company	$275,383	10.88%	$202,488	8.00%	$253,109	10.00%
Pacific Western Bank	155,694	10.42	119,535	8.00	149,418	10.00
First National Bank	117,814	11.37	82,895	8.00	103,618	10.00
Tier I Capital (to Risk-Weighted Assets):
Consolidated Company	245,876	9.72	101,184	4.00	151,775	6.00
Pacific Western Bank	141,350	9.46	59,767	4.00	89,651	6.00
First National Bank	104,839	10.12	41,438	4.00	62,158	6.00
Tier I Capital (to Average Assets):
Consolidated Company	245,876	9.56	102,877	4.00	128,596	5.00
Pacific Western Bank	141,350	9.41	60,085	4.00	75,106	5.00
First National Bank	104,839	9.68	43,322	4.00	54,152	5.00
As of December 31, 2003
Total Capital (to Risk-Weighted Assets):
Consolidated Company	$208,010	11.08%	$150,188	8.00%	$187,735	10.00%
Pacific Western Bank	114,525	10.95	83,671	8.00	104,589	10.00
First National Bank	96,488	11.68	66,088	8.00	82,610	10.00
Tier I Capital (to Risk-Weighted Assets):
Consolidated Company	184,520	9.83	75,084	4.00	112,627	6.00
Pacific Western Bank	102,354	9.79	41,820	4.00	62,730	6.00
First National Bank	86,121	10.42	33,060	4.00	49,590	6.00
Tier I Capital (to Average Assets):
Consolidated Company	184,520	8.23	89,682	4.00	112,102	5.00
Pacific Western Bank	102,354	8.23	49,747	4.00	62,183	5.00
First National Bank	86,1211	8.63	39,917	4.00	49,896	5.00

The Company has issued $118 million of trust preferred securities. These securities are currently included in our Tier I capital for purposes of determining the Company’s Tier I and total risk-based capital ratios. The FRB, which is the holding company’s banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities that is expected to become effective in April 2005. Under this modification, effective March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

(19)   Regulatory Matters (Continued)

shareholders’ equity, less goodwill and any related deferred income tax liability. The regulations currently in effect through December 31, 2008, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at December 31, 2004. We expect that our Tier I capital ratios will be at or above the existing well capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

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

(20)   Condensed Financial Information of Parent Company

The parent company only condensed balance sheets as of December 31, 2004 and 2003 and the related condensed statements of earnings and condensed statements of cash flows for each of the years in the three-year period ended December 31, 2004 are presented below.

	At December 31,
	2004	2003
	(Dollars in thousands)
Condensed Balance Sheets
Assets:
Cash and due from banks	$786	$2,479
Investments in subsidiaries	492,189	399,518
Other assets	8,684	4,308
Total assets	$501,659	$406,305
Liabilities:
Short-term borrowings	$5,000	$7,000
Subordinated debentures	121,654	59,798
Other liabilities	1,129	1,944
Total liabilities	127,783	68,742
Shareholders’ equity	373,876	337,563
Total liabilities and shareholders’ equity	$501,659	$406,305

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

(20)   Condensed Financial Information of Parent Company (Continued)

	For the Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Condensed Statements of Earnings
Interest income	$2	$9	$16
Other income	182	98	67
Dividend income from subsidiaries	38,500	24,000	9,500
Total income	38,684	24,107	9,583
Interest expense	6,332	3,047	2,599
Other expense	14,740	7,911	7,301
Total expense	21,072	10,958	9,900
Earnings before income taxes and equity in undistributed earnings of subsidiaries	17,612	13,149	(317)
Income tax benefit	(8,779)	(4,557)	(4,243)
Earnings (loss) before equity in undistributed earnings of subsidiaries	26,391	17,706	3,926
Equity in undistributed income of subsidiaries	9,972	14,349	12,986
Net earnings	$36,363	$32,055	$16,912

	For the Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Condensed Statements of Cash Flows
Net income	$36,363	$32,055	$16,912
Change in other assets	(4,380)	1,325	(2,378)
Change in other liabilities	(815)	(3,151)	4,008
Amortization of unearned compensation related to restricted stock	7,518	1,006	—
Undistributed earnings of subsidiaries	(9,972)	(14,349)	(12,986)
Cash flows provided by operating activities	28,714	16,886	5,556
Increase in investment in subsidiaries	(82,501)	(48,309)	(119,175)
Other investing activities	4	(5)	(2,536)
Cash flows used in investing activities	(82,497)	(48,314)	(121,711)
Proceeds from exercise of common stock options and warrants	5,392	1,716	1,345
Dividends paid	(13,158)	(10,388)	(5,725)
Issuance of subordinated debentures	61,856	20,620	10,310
Increase (decrease) in borrowed funds	(2,000)	7,000	—
Proceeds from issuance of common stock	—	—	112,347
Other financing activities	—	—	(114)
Cash flows provided by financing activities	52,090	18,948	118,163
Net (decrease) increase in cash	(1,693)	(12,480)	2,008
Cash, beginning of the period	2,479	14,959	12,951
Cash, end of the period	$786	$2,479	$14,959
Supplemental disclosure of noncash investing and financing activities:
Conversion of convertible debt	—	—	$557
Common stock issued for acquisitions	—	—	134,417

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

(21)   Related Party Transactions

Castle Creek Financial, LLC, which we refer to as Castle Creek Financial, serves as the exclusive financial advisor for the Company pursuant to an engagement letter dated October 21, 2004, between Castle Creek Financial and the Company. Castle Creek Financial is an affiliate of Castle Creek Capital, LLC, which is controlled by our chairman. During 2004 and 2003 the Company paid Castle Creek Financial $955,000 and $1.3 million for financial advice relating to the 2004 and 2003 acquisitions. Castle Creek Financial is also entitled to reimbursement of expenses and a quarterly retainer. These amounts totaled $47,000 in 2004 and $59,000 in 2003. During 2002, pursuant to a previous engagement letter, the Company paid Castle Creek Financial $4.2 million and Belle Plaine Partners, Inc., the predecessor entity to Castle Creek Financial, $932,000 for financial advice relating to the 2002 acquisitions. Belle Plaine Partners, Inc. and Castle Creek Financial were also entitled to reimbursement of expenses and a quarterly retainer. These amounts totaled $70,000 in 2002.

(22)   Quarterly Results of Operations (Unaudited)

	For the Quarters Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(Dollars in thousands, except per share data)
Interest income	$29,422	$34,801	$36,951	$38,973
Interest expense	3,088	3,460	3,701	4,168
Net interest income	26,334	31,341	33,250	34,805
Provision for credit losses	—	200	265	—
Net interest income after provision for credit losses	26,334	31,141	32,985	34,805
Other income	4,077	4,079	4,079	4,679
Other expenses	17,865	20,342	20,885	22,428
Earnings before income taxes	12,546	14,878	16,179	17,056
Income taxes	5,046	6,040	6,603	6,607
Net earnings	$7,500	$8,838	$9,576	$10,449
Earnings per share:
Basic	$0.49	$0.57	$0.62	$0.67
Diluted	$0.47	$0.55	$0.60	$0.65
Dividends per common share declared and paid	$0.1875	$0.22	$0.22	$0.22
Common stock price range:
High	$40.68	$39.97	$43.65	$43.99
Low	$36.00	$32.02	$37.38	$39.56

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2004 and 2003

(22)   Quarterly Results of Operations (Unaudited) (Continued)

	For the Quarters Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(Dollars in thousands, except per share data)
Interest income	$27,998	$27,619	$27,990	$29,274
Interest expense	3,557	3,182	2,944	2,964
Net interest income	24,441	24,437	25,046	26,310
Provision for credit losses	120	180	—	—
Net interest income after provision for credit losses	24,321	24,257	25,046	26,310
Other income	4,076	6,104	4,897	4,379
Other expenses	16,200	15,869	17,020	16,550
Earnings before income taxes	12,197	14,492	12,923	14,139
Income taxes	4,964	5,849	5,182	5,701
Net earnings	$7,233	$8,643	$7,741	$8,438
Earnings per share:
Basic	$0.47	$0.56	$0.50	$0.55
Diluted	$0.46	$0.55	$0.49	$0.53
Dividends per common share declared and paid	$0.15	$0.15	$0.1875	$0.1875
Common stock price range:
High	$33.33	$31.80	$35.00	$37.66
Low	$28.00	$28.67	$29.56	$33.95

Comparison of quarterly results may not be meaningful due to acquisitions. See Note 2 for information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter ending December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item regarding the Company’s directors and executive officers, including information with respect to beneficial ownership reporting compliance, will appear in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on May 25, 2005. We are incorporating herein by reference the information contained in that section. Information relating to the registrant’s Code of Business Conduct and Ethics that applies to its employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10-K under “Item 1. Business—Available Information.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will appear in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on May 25, 2005. We are incorporating herein by reference the information contained in that section.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on May 25, 2005. We are incorporating herein by reference the information contained in that section. Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10-K under “Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will appear in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held May 25, 2005. We are incorporating herein by reference the information contained in that section.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will appear in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on May 25, 2005. We are incorporating herein by reference the information contained in that section.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1.   Financial Statements

The consolidated financial statements of First Community Bancorp and its subsidiaries and independent auditors’ report are included in Part II (Item 8) of this Form 10-K.

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
4.1

Indenture between State Street Bank and Trust Company of Connecticut, National Association and First Community Bancorp dated as of September 7, 2000 (Exhibit 10.6 of Form 10-Q filed on November 13, 2000 and incorporated herein by this reference).

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

4.7

Indenture between First Community Bancorp, as Issuer and JPMorgan Chase Bank, as Trustee, dated as of February 5, 2004 (Exhibit 4.7 to Form 10-K filed on March 12, 2004 and incorporated herein by this reference).

10.1*	First Community Bancorp 2003 Stock Incentive Plan, as amended and restated, dated April 21, 2004 (Exhibit 10.1 to Form 10-Q filed on August 6, 2004 and incorporated herein by this reference).
10.2*	Amended and Restated Directors’ Deferred Compensation Plan, dated as of August 29, 2003 (Exhibit 10.2 to Form 10-K filed on March 12, 2004 and incorporated herein by this reference).

10.3	Amended and Restated Directors Deferred Compensation Plan Trust, dated as of December 8, 2003 (Exhibit 10.3 to Form 10-K filed on March 12, 2004 and incorporated herein by this reference).
10.4

Amended and Restated Revolving Credit Agreement, dated August 15, 2003, by and between First Community Bancorp and the Northern Trust Company (Exhibit 10.3 to Form 10-Q filed on November 7, 2003 and incorporated herein by this reference).

10.5

Revolving Credit Agreement, dated as of August 15, 2003, by and between First Community Bancorp and U.S. Bank, N.A (Exhibit 10.4 to Form 10-Q filed on November 7, 2003 and incorporated herein by this reference).

10.6

Amended and Restated Pledge Agreement, dated as of August 15, 2003, between First Community Bancorp and The Northern Trust Company (Exhibit 10.5 to Form 10-Q filed on November 7, 2003 and incorporated herein by this reference).

10.7

Amended and Restated Declaration of Trust of First Community/CA Statutory Trust I, dated September 7, 2000, By and Among State Street Bank and Trust Company of Connecticut, National Association as Institutional Trustee, First Community Bancorp, as Sponsor and Mark Christian and Arnold C. Hahn, as Administrators (Exhibit 10.5 of Form 10-Q filed on November 13, 2000 and incorporated herein by this reference).

10.8

Guarantee Agreement By and Between First Community Bancorp and State Street Bank and Trust Company of Connecticut, National Association Dated as of September 7, 2000 (Exhibit 10.4 of Form 10-Q filed on November 13, 2000 and incorporated herein by this reference).

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

10.19

Amended and Restated Trust Agreement of First Community/CA Statutory Trust VII among First Community Bancorp as Sponsor, Chase Manhattan Bank USA, N.A. as Delaware Trustee, JPMorgan Chase Bank, as Institutional Trustee, and the Administrators named therein, dated as of February 5, 2004 (Exhibit 10.19 to Form 10-K filed on March 12, 2004 and incorporated herein by this reference).

10.20

Guarantee Agreement between First Community Bancorp and JPMorgan Chase Bank, dated as of February 5, 2004 (Exhibit 10.20 to Form 10-K filed on March 12, 2004 and incorporated herein by this reference).

10.21	Services Agreement, dated as of October 21, 2004, between First Community Bancorp and Castle Creek Financial LLC.
10.22*

Change in Control Severance Agreement, as amended, applicable to the executive officers of First Community Bancorp and certain senior officers of the First Community Bancorp and its subsidiaries (Exhibit 10.22 to Form 10-K filed on March 12, 2004 and incorporated herein by this reference).

10.23*	Executive Incentive Bonus Plan, dated December 7, 2004.
10.24*

Indemnification Agreement, as amended, applicable to the directors and executive officers of First Community Bancorp (Exhibit 10.24 to Form 10-K filed on March 12, 2004 and incorporated herein by this reference).

10.25

First Amendment to Revolving Credit Agreement, dated as of August 13, 2004, between First Community Bancorp and The Northern Trust Company (Exhibit 10.25 to Form 10-Q filed on November 8, 2004 and incorporated herein by this reference).

10.26

First Amendment to Revolving Credit Agreement, dated as of August 6, 2004, between First Community Bancorp and U.S. Bank, N.A. (Exhibit 10.26 to Form 10-Q filed on November 8, 2004 and incorporated herein by this reference).

10.27

Second Amendment to Revolving Credit Agreement, dated as of September 7, 2004, between First Community Bancorp and U.S. Bank, N.A. (Exhibit 10.27 to Form 10-Q filed on November 8, 2004 and incorporated herein by this reference).

10.28*	Form of Stock Award Agreement and Grant Notice pursuant to the Company’s 2003 Stock Incentive Plan, as amended.

10.29	Lease Agreement, as amended through January 1, 2004, between DL FNBC, L.P. and First National Bank, for the premises located at 401 West “A” Street, San Diego, California.
11.1

Statement re: Computation of Per Share Earnings (See Note 14 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K).

12.1	Statement re: Computation of Ratios (See “Item 6. Selected Financial Data” of this Annual Report on Form 10-K).
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
24.1	Powers of Attorney (included on signature page).
31.1	Section 302 Certifications.
32.1	Section 906 Certifications.

*       Management contract or compensatory plan or arrangement.

(b)   Reports on Form 8 K

On October 21, 2004, the Company filed a Current Report on Form 8-K including the press release, dated October 21, 2004, announcing results of operations and financial condition for the quarter and nine months ended September 30, 2004.

On November 30, 2004, the Company filed a Current Report on Form 8-K including a presentation to be made by Matthew P. Wagner at the Friedman Billings Ramsey 11th Annual Investor Conference in New York, NY on December 1, 2004

On November 30, 2004, the Company filed a Current Report on Form 8-K announcing that its subsidiary First National Bank became aware that its application for the standard credit program with the Federal Home Loan Bank (FHLB) was approved increasing its secured borrowing capacity with the FHLB by $137.5 million.

On December 13, 2004, the Company filed a Current Report on Form 8-K announcing that its subsidiary Pacific Western National Bank’s application for the standard credit program with the FHLB was approved increasing its secured borrowing capacity with the FHLB by $254.4 million.

(c)   Exhibits

The exhibits listed in Item 15(a)3 are incorporated by reference or attached hereto.

(d)   Excluded Financial Statements

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY BANCORP
Dated: March 11, 2005	By:	/s/ MATTHEW P. WAGNER
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

Signature		Date
/s/ JOHN M. EGGEMEYER	Chairman of the Board of Directors	March 11, 2005
John M. Eggemeyer
/s/ MATTHEW P. WAGNER	President, Chief Executive Officer and	March 11, 2005
Matthew P. Wagner	Director (Principal Executive Officer)
/s/ VICTOR R. SANTORO	Executive Vice President and Chief	March 11, 2005
Victor R. Santoro	Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ STEPHEN M. DUNN	Director	March 11, 2005
Stephen M. Dunn
/s/ BARRY C. FITZPATRICK	Director	March 11, 2005
Barry C. Fitzpatrick
/s/ CHARLES H. GREEN	Director	March 11, 2005
Charles H. Green
/s/ SUSAN E. LESTER	Director	March 11, 2005
Susan E. Lester
/s/ TIMOTHY B. MATZ	Director	March 11, 2005
Timothy B. Matz

Signature		Date
/s/ ARNOLD W. MESSER	Director	March 11, 2005
Arnold W. Messer
/s/ ROBERT A. STINE	Director	March 11, 2005
Robert A. Stine
/s/ DAVID S. WILLIAMS	Director	March 11, 2005
David S. Williams