Form 10-Q
period 2005-03-31
FIRST COMMUNITY BANCORP /CA/
filed 2005-05-05
CIK 1102112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 28, 2005 there were 15,961,653 shares of the registrant’s common stock outstanding, excluding 456,916 shares of unvested restricted stock.

PART I—FINANCIAL INFORMATION

ITEM 1. Unaudited Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Dollars in thousands, except share data)
Assets:
Cash and due from banks	$82,152	$72,581
Federal funds sold	6,600	246,700
Total cash and cash equivalents	88,752	319,281
Interest-bearing deposits in financial institutions	185	702
Investments:
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	24,848	24,112
Securities available-for-sale (amortized cost of $234,343 at March 31, 2005 and $247,930 at December 31, 2004)	230,354	245,395
Total investments	255,202	269,507
Loans, net of fees	2,128,333	2,118,171
Less: allowance for loan losses	(28,064)	(26,682)
Net loans	2,100,269	2,091,489
Premises and equipment, net	14,945	14,919
Accrued interest receivable	9,882	9,058
Goodwill	234,360	234,360
Core deposit and customer relationship intangibles	21,781	22,595
Cash surrender value of life insurance	52,735	52,283
Other assets	32,724	32,660
Total assets	$2,810,835	$3,046,854
Liabilities and Shareholders’ Equity:
Liabilities:
Noninterest-bearing deposits	$975,053	$941,716
Interest-bearing deposits	1,188,519	1,490,674
Total deposits	2,163,572	2,432,390
Accrued interest payable and other liabilities	27,842	28,934
Borrowings	114,800	90,000
Subordinated debentures	121,654	121,654
Total liabilities	2,427,868	2,672,978
Shareholders’ equity:
Preferred stock, no par value; Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, no par value; Authorized 30,000,000 shares; issued and outstanding 16,419,717 and 16,267,862 at March 31, 2005 and December 31, 2004 (includes 460,916 and 585,416 shares of unvested restricted stock, respectively)	321,210	318,880
Unearned equity compensation	(10,636)	(11,445)
Retained earnings	74,707	67,911
Accumulated other comprehensive income:
Unrealized losses on securities available-for-sale, net	(2,314)	(1,470)
Total shareholders’ equity	382,967	373,876
Total liabilities and shareholders’ equity	$2,810,835	$3,046,854

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Quarter Ended March 31,
	2005	2004
	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans	$37,938	$26,225
Interest on federal funds sold	251	74
Interest on interest-bearing deposits in financial institutions	2	2
Interest on investment securities	2,063	3,121
Total interest income	40,254	29,422
Interest expense:
Deposits	1,986	1,771
Borrowings	797	68
Subordinated debentures	1,886	1,249
Total interest expense	4,669	3,088
Net interest income	35,585	26,334
Provision for credit losses	800	—
Net interest income after provision for credit losses	34,785	26,334
Noninterest income:
Service charges and fees on deposit accounts	1,704	2,299
Other commissions and fees	997	859
Gain on sale of loans, net	115	171
Gain on sale of securities, net	—	30
Increase in cash surrender value of life insurance	417	507
Other income	269	211
Total noninterest income	3,502	4,077
Noninterest expense:
Compensation	11,853	9,725
Occupancy	2,563	2,314
Furniture and equipment	666	739
Data processing	1,120	1,025
Other professional services	1,191	672
Business development	259	265
Communications	455	497
Insurance and assessments	445	379
Intangible asset amortization	813	691
Other	1,586	1,558
Total noninterest expense	20,951	17,865
Earnings before income taxes	17,336	12,546
Income taxes	7,074	5,046
Net earnings	$10,262	$7,500
Per share information:
Number of shares (weighted average)
Basic	15,857.4	15,451.6
Diluted	16,261.8	15,962.3
Net earnings per share
Basic	$0.65	$0.49
Diluted	$0.63	$0.47
Dividends declared per share	$0.22	$0.1875

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Quarter Ended March 31,
	2005	2004
	(Dollars in thousands)
Net earnings	$10,262	$7,500
Other comprehensive income, net of related income taxes:
Unrealized gains on securities:
Unrealized holding (losses) gains arising during the period	(844)	1,871
Reclassifications of realized losses included in income	—	142
Other comprehensive income	(844)	2,013
Comprehensive income	$9,418	$9,513

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended March 31,
	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$10,262	$7,500
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	2,088	2,168
Provision for credit losses	800	—
Gain on sale of loans	(115)	(171)
Gain on sale of securities	—	(30)
Loss on sale of premises and equipment	—	4
Amortization of unearned compensation related to restricted stock	997	654
Tax benefit of stock option exercises	971	—
(Decrease) increase in accrued and deferred income taxes, net	(2,992)	5,283
Decrease (increase) in other assets	299	(2,754)
Increase (decrease) in accrued interest payable and other liabilities	871	(6,181)
Dividends on FHLB stock	(120)	(25)
Net cash provided by operating activities	13,061	6,448
Cash flows from investing activities:
Net cash and cash equivalents paid in acquisitions	—	(36,035)
Net increase in loans, net	(10,807)	(48,392)
Proceeds from sale of loans	1,342	2,719
Net decrease (increase) in interest-bearing deposits in financial institutions	517	(48)
Maturities and repayments of investment securities	15,604	38,442
Proceeds from sale of investment securities	—	64,662
Purchases of investment securities	(2,511)	(1,275)
Net purchases of FRB and FHLB stock	(616)	(495)
Purchases of premises and equipment, net	(868)	(693)
Proceeds from sale of premises and equipment	62	12
Net cash provided by investing activities	2,723	18,897
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	33,337	30,302
Net decrease in interest-bearing deposits	(302,155)	(9,177)
Proceeds from issuance of subordinated debentures	—	61,856
Net proceeds from exercise of stock options and vesting of restricted stock	1,171	353
Repayment of acquired debt	—	(60,700)
Net increase (decrease) in short-term borrowings	24,800	(42,900)
Cash dividends paid	(3,466)	(2,898)
Net cash used in financing activities	(246,313)	(23,164)
Net (decrease) increase in cash and cash equivalents	(230,529)	2,181
Cash and cash equivalents at beginning of period	319,281	104,568
Cash and cash equivalents at end of period	88,752	106,749
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$4,619	$2,914
Cash paid during period for income taxes	5,844	1,008
Transfer from loans to loans held-for-sale	1,226	2,549

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

NOTE 1—BASIS OF PRESENTATION

We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our banking subsidiaries. As of March 31, 2005, those subsidiaries were First National Bank, which we refer to as First National, and Pacific Western National Bank, or Pacific Western. We refer to Pacific Western and First National herein as the “Banks” and when we say “we”, “our” or the “Company”, we mean the Company on a consolidated basis with the Banks. When we refer to “First Community” or to the holding company, we are referring to the parent company on a stand-alone basis.

We completed thirteen acquisitions from May 2000 through March 31, 2005. This includes the merger whereby the former Rancho Santa Fe National Bank and First Community Bank of the Desert became wholly-owned subsidiaries of the Company in a pooling-of-interests transaction. The other acquisitions have been accounted for using the purchase method of accounting and, accordingly, their operating results have been included in the consolidated financial statements from their respective dates of acquisition.

(a) Basis of Presentation

The accounting and reporting policies of the Company are in accordance with U.S. generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated.

Our financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The interim operating results are not necessarily indicative of operating results for the full year.

(b) Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowance for credit losses, the carrying values of intangible assets and the realization of deferred tax assets.

(c) Reclassifications

Certain prior period amounts have been reclassified to conform to the current year’s presentation.

NOTE 2—ACQUISITIONS

We completed the following two acquisitions during the time period of January 1, 2004 to March 31, 2005, using the purchase method of accounting, and accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective dates of acquisition:

	FC Financial	Harbor National
	March 2004	April 2004
	(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$3,965	$34,338
Interest-bearing deposits in financial institutions	—	3,468
Investment securities	—	993
Loans, net	72,708	132,272
Premises and equipment	106	1,394
Goodwill	22,580	21,408
Core deposit and customer relationship intangible assets	2,518	1,293
Other assets	4,268	2,942
Total assets acquired	106,145	198,108
Liabilities assumed:
Noninterest-bearing deposits	—	(60,752)
Interest-bearing deposits	—	(96,031)
Borrowings	(60,700)	—
Accrued interest payable and other liabilities	(5,445)	(5,675)
Total liabilities assumed	(66,145)	(162,458)
Total cash consideration paid	$40,000	$35,650

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

For each acquisition we developed an integration plan for the consolidated Company which addressed, among other things, requirements for staffing, systems platforms, branch locations and other facilities. The established plans are evaluated regularly during the integration process and modified as required. Merger and integration expenses are summarized in the following primary categories: (i) severance and employee-related charges; (ii) system conversion and integration costs, including contract termination charges; (iii) asset write-downs, lease termination costs for abandoned space and other

NOTE 2—ACQUISITIONS (Continued)

facilities-related costs; and (iv) other charges. Other charges include investment banking fees, legal fees, other professional fees relating to due diligence activities and shareholder expenses associated with preparation of securities filings, as appropriate. These costs were included in the allocation of the purchase price at the acquisition date based on our formal integration plans.

The following table presents the activity in the merger-related liability account for the quarter ended March 31, 2005:

			Asset Write-
	Severance	System	downs, Lease
	and	Conversion	Terminations
	Employee-	and	and Other
	related	Integration	Facilities-related	Other	Total
	(Dollars in thousands)
Balance at December 31, 2004	$598	$88	$2,629	$1,054	$4,369
Additions related to acquisitions	—	—	—	—	—
Non-cash write-downs and other	—	—	—	(2)	(2)
Cash outlays	(304)	(35)	(348)	(48)	(735)
Balance at March 31, 2005	$294	$53	$2,281	$1,004	$3,632

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets arise from purchase business combinations. Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are tested for impairment no less than annually. We performed our required impairment tests of goodwill, which resulted in no impact on our results of operations and financial condition.

Intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment annually. The amortization expense represents the estimated decline in the value of the underlying deposits or loan customers acquired. We estimate the expense related to the intangible assets will range from $2.6 million to $3.3 million per year for the next five years.

The carrying amount of goodwill at March 31, 2005 and December 31, 2004, was $234.4 million.

The following table presents the changes in the gross amounts of core deposit and customer relationship intangibles and the related accumulated amortization for quarters ended March 31, 2005 and 2004.

	Core Deposit
	and Customer
	Relationship
	Intangible
	2005	2004
	(Dollars in thousands)
Gross amount:
Balance as of January 1,	$29,646	$25,835
Additions	—	2,213
Balance as of March 31,	29,646	28,048
Accumulated amortization:
Balance as of January 1,	(7,052)	(3,798)
Amortization	(813)	(691)
Balance as of March 31,	(7,865)	(4,489)
Net balance as of March 31,	$21,781	$23,559

NOTE 4—INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale as of March 31, 2005 are as follows:

	March 31, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
U.S. Treasury and government agency securities	$12,561	$—	$278	$12,283
Municipal securities	10,151	163	33	10,281
Mortgage-backed and other securities	211,631	249	4,090	207,790
Total	$234,343	$412	$4,401	$230,354

The maturity distribution based on amortized cost and fair value as of March 31, 2005, by contractual maturity, is shown below. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity distribution as of March 31, 2005
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$2,759	$2,759
Due after one year through five years	36,144	35,465
Due after five years through ten years	21,004	20,947
Due after ten years	174,436	171,183
Total	$234,343	$230,354

The following table presents the fair value and the unrealized loss on securities that were temporarily impaired as of March 31, 2005.

	Less than 12 months		12 months or longer		Total
Descriptions of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and government agency securities	$2,468	$18	$9,727	$260	$12,195	$278
Municipal securities	2,529	17	569	16	3,098	33
Mortgage-backed and other securities	26,160	307	165,503	3,783	191,663	4,090
Total temporarily impaired securities	$31,157	$342	$175,799	$4,059	$206,956	$4,401

The temporary impairment is a result of the level of market interest rates and is not a result of the underlying issuers’ ability to repay. Accordingly, we have not recognized the temporary impairment in our consolidated statement of earnings.

NOTE 5—NET EARNINGS PER SHARE

The following is a summary of the calculation of basic and diluted net earnings per share for the quarters ended March 31, 2005 and 2004.

	Quarter Ended March 31,
	2005	2004
	(In thousands, except per share data)
Net earnings	$10,262	$7,500
Weighted average shares outstanding used for basic net earnings per share	15,857.4	15,451.6
Effect of restricted stock and dilutive stock options	404.4	510.7
Diluted weighted average shares outstanding	16,261.8	15,962.3
Net earnings per share:
Basic	$0.65	$0.49
Diluted	$0.63	$0.47

Diluted earnings per share does not include all potentially dilutive shares that may result from outstanding stock options and restricted and performance stock awards which may eventually vest. The number of common shares underlying stock options and shares of restricted and performance stock which were outstanding but not included in the calculation of diluted net earnings per share were 690,222 and 987,733 for the quarters ended March 31, 2005 and 2004.

NOTE 6—STOCK COMPENSATION

Stock Options.

We adopted the fair value method of accounting for stock options effective January 1, 2003, using the prospective method of transition specified in Statement of Financial Accounting Standard (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. The cost of all stock options granted on or after January 1, 2003, is based on their fair value and is included as a component of salaries and employee benefits expense over the vesting period for such options. For stock options granted prior to January 1, 2003, we continue to apply the intrinsic value-based method of accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which compensation cost is recognized only when the option exercise price is less than the fair market value of the underlying stock on the date of grant.

Had we determined compensation expense based on the fair value method at the grant date for all of our stock options granted, our net earnings and related earnings per share would have been reduced to the pro forma amounts indicated in the table below.

	Quarter Ended March 31,
	2005	2004
	(In thousands, except per share data)
Reported net earnings	$10,262	$7,500
Add: Stock based compensation expense included in net earnings, net of tax	578	379
Deduct: All stock based compensation expense, net of tax	(645)	(580)
Pro forma net earnings	$10,195	$7,299
Basic net earnings per share as reported	$0.65	$0.49
Pro forma basic net earnings per share	$0.64	$0.47
Diluted net earnings per share as reported	$0.63	$0.47
Pro forma diluted net earnings per share	$0.63	$0.46

NOTE 6—STOCK COMPENSATION (Continued)

Restricted and Performance Stock.

At March 31, 2005, there were outstanding 333,416 shares of unvested restricted common stock and 127,500 shares of unvested performance common stock. The granted shares of restricted common stock will vest over a service period of three to four years from date of the grant. The granted shares of performance common stock vest in full or in part on the date the Compensation, Nominating and Governance (“CNG”) Committee of the Board of Directors, as Administrator of the Company’s 2003 Stock Incentive Plan (the “Plan”), determines that the Company achieved certain financial goals established by the CNG Committee and set forth in the grant documents. During the first quarter of 2005, the CNG Committee determined that certain financial goals were met and vested 50% of the granted performance common stock. After issuance of the vested shares the remaining number of shares of unvested performance stock was 127,500 shares. Although the remaining shares of unvested performance stock expire in July 2010, 63,750 shares are expected to vest in March 2006 and the remaining 63,750 shares are expected to vest in March 2007. Both restricted common stock and performance common stock vest immediately upon a change in control of the Company as defined in the Plan.

Compensation expense related to the restricted and performance stock awards approximated $997,000 and $654,000 during the quarters ended March 31, 2005 and 2004, and is included in compensation expense in the accompanying consolidated statements of earnings.

NOTE 7—BORROWINGS AND SUBORDINATED DEBENTURES

Borrowings.

At March 31, 2005, we had $114.8 million of borrowings outstanding. Borrowings included advances from the Federal Home Loan Bank of San Francisco of $29.8 million in overnight money and $85.0 million of fixed rate advances which begin to mature in December 2005. The weighted average cost of these borrowings was 2.95% at March 31, 2005.

Subordinated Debentures.

The Company had an aggregate of $121.7 million of subordinated debentures outstanding with a weighted average cost of 6.19% at March 31, 2005. The subordinated debentures were issued in seven separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued trust preferred securities. The proceeds from the issuance of the securities were used primarily to fund several of our acquisitions. Generally and with certain limitations, we are permitted to call the debentures in the first five years if the prepayment election relates to one of the following three events: (i) a change in the tax treatment of the debentures stemming from a change in the IRS laws; (ii) a change in the regulatory treatment of the underlying trust preferred securities as Tier 1 capital; and (iii) a requirement to register the underlying trust as a registered investment company. Under certain of our series of issuances, redemption in the first five years may be subject to a prepayment penalty. Trust I may not be called for 10 years from the date of issuance unless one of the three events described above has occurred and then a prepayment penalty applies. In addition, there is a prepayment penalty if the Trust I debentures are called 10 to 20 years from the date of its issuance, although they may be called at par after 20 years.

NOTE 7—BORROWINGS AND SUBORDINATED DEBENTURES (Continued)

The following table summarizes the terms of each issuance.

Series	Date Issued	Amount	Maturity Date	Earliest Call Date By Company Without Penalty*	Fixed or Variable Rate	Rate Adjuster	Current Rate	Next Reset Date
	(Dollars in thousands)
Trust I	9/7/2000	$8,248	9/7/2030	9/7/2020	Fixed	N/A	10.60%	N/A
Trust II	12/18/2001	10,310	12/18/2031	12/18/2006	Variable	3-month LIBOR +3.60%	6.64	6/18/05
Trust III	11/28/2001	10,310	12/8/2031	12/8/2006	Variable	6-month LIBOR +3.75%	6.44	6/8/05
Trust IV	6/26/2002	10,310	6/26/2032	6/26/2007	Variable	3-month LIBOR +3.55%	6.64	6/26/05
Trust V	8/15/2003	10,310	9/17/2033	9/17/2008	Variable	3-month LIBOR +3.10%	6.13	6/17/05
Trust VI	9/3/2003	10,310	9/15/2033	9/15/2008	Variable	3-month LIBOR +3.05%	6.06	6/15/05
Trust VII	2/4/2004	61,856	4/23/2034	4/23/2009	Variable	3-month LIBOR +2.75%	5.96	7/27/05

*                      As described above, certain issuances may be called earlier without penalty upon the occurrence of certain events.

As previously mentioned, the subordinated debentures were issued to trusts established by us, which in turn issued $118 million of trust preferred securities. These securities are currently included in our Tier I capital for purposes of determining the Company’s Tier I and total risk-based capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company’s banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, beginning March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity, less goodwill net of any related deferred income tax liability. The regulations currently in effect through December 31, 2008, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at March 31, 2005. We expect that our Tier I capital ratios will be at or above the existing well capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

NOTE 8—COMMITMENTS AND CONTINGENCES

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

Commitments to extend credit amounting to $874.8 million and $849.6 million were outstanding as of March 31, 2005 and December 31, 2004. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

NOTE 8—COMMITMENTS AND CONTINGENCES (Continued)

Standby letters of credit and financial guarantees amounting to $68.8 million and $63.0 million were outstanding as of March 31, 2005 and December 31, 2004. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees expire within one year from the date of issuance. The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate that any material loss will result from the outstanding commitments to extend credit, standby letters of credit or financial guarantees.

Legal Matters.

On June 8, 2004, the Company was served with an amended complaint naming First Community and Pacific Western as defendants in a class action lawsuit filed in Los Angeles Superior Court pending as Case No. BC310846. We are named as defendants in our capacity as alleged successors to First Charter Bank, N.A., which the Company acquired in October 2001. A former officer of First Charter Bank, who left First Charter in May of 1997, is also named as a defendant.

On April 18, 2005, the plantiffs filed the second amended class action complaint. The second amended complaint alleges that a former officer of First Charter Bank who later became a principal of Four Star Financial Services, LLC (“Four Star”), an affiliate of 900 Capital Services, Inc. (“900 Capital”), improperly induced several First Charter customers to invest in 900 Capital or affiliates of 900 Capital and further alleged that Four Star, 900 Capital and some of their affiliated entities perpetuated their fraud upon investors through various First Charter accounts with First Charter’s purported knowing participation in and/or willful ignorance of the scheme. The key allegations against First Charter in the second amended complaint date back to the mid-1990s and the second amended complaint alleges several counts for relief including aiding and abetting, conspiracy, fraud, breach of fiduciary duty, relief pursuant to the California Business and Professions Code, negligence and relief under the California Securities Act stemming from an alleged fraudulent scheme and sale of securities issued by 900 Capital and Four Star. In disclosures provided to the parties, plaintiffs have asserted that the named plaintiffs have suffered losses well in excess of $3.85 million, and plaintiffs have asserted that “losses to the class total many tens of millions of dollars.” While we understand that the plaintiffs intend to seek to certify a class for purposes of pursuing a class action, a class has not yet been certified and no motion for class certification has been filed.

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

NOTE 9—REGULATORY MATTERS

On April 8, 2004, First National Bank entered into a memorandum of understanding, an informal administrative action, with the Office of the Comptroller of the Currency, which we refer to as the OCC, with respect to First National’s compliance with Bank Secrecy Act/Anti-Money Laundering (“BSA/AML”)

NOTE 9—REGULATORY MATTERS (Continued)

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

NOTE 10—DIVIDEND APPROVAL

On May 4, 2005, our Board of Directors declared a quarterly cash dividend of $0.25 per common share payable on May 31, 2005 to shareholders of record at the close of business on May 16, 2005.

NOTE 11—IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payments, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R addresses the accounting for transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123R eliminates the ability to account for share-based compensation transactions under the intrinsic-value method utilizing Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using the fair-value method. SFAS No. 123R was to be effective for us on July 1, 2005. On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. The new rule permits public companies to delay adoption of SFAS No. 123R to the beginning of their next fiscal period beginning after June 15, 2005, which for us would be as of January 1, 2006. We do not expect there to be any material effect on either our results of operations or financial condition when we adopt SFAS No. 123R. Management has not yet determined, however, whether the Company will delay adoption of SFAS No. 123R to January 1, 2006.

NOTE 12—SUBSEQUENT EVENT

On April 28, 2005, we announced the signing of a definitive agreement to acquire all the outstanding common stock and options of First American Bank for $62.3 million in cash or approximately $24.95 per share after all outstanding stock options are cashed-out. First American Bank, which is located in Rosemead, California, had $244.8 million in assets, $104.1 million in net loans, $209.4 million in deposits, and $20.7 million in stockholder’s equity at March 31, 2005. This transaction, which is subject to regulatory approval and the approval of First American Bank’s shareholders, is expected to close during the third quarter of 2005.

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

•       revenues are lower than expected;

•       credit quality deterioration which could cause an increase in the provision for credit losses;

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

Overview

We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for our subsidiary banks, First National Bank and Pacific Western National Bank, which we refer to as the Banks. Through the holding company structure, First Community creates operating efficiencies for the Banks by consolidating core administrative, operational and financial functions that serve both of the Banks. The Banks reimburse the holding company for the services performed on their behalf, pursuant to an expense allocation agreement.

The Banks are full-service community banks offering a broad range of banking products and services including: accepting time and demand deposits; originating commercial loans, including asset-based lending and factoring, real estate and construction loans, Small Business Administration guaranteed loans, or SBA loans, consumer loans, mortgage loans and international loans for trade finance; providing tax free real estate exchange accommodation services; and providing other business-oriented products. At March 31, 2005, our gross loans totaled $2,135.3 million of which 33% consisted of commercial loans, 65% consisted of commercial real estate loans, including construction loans, and 2% consisted of consumer and other loans. The portfolio’s value and credit quality is affected in large part by real estate trends in Southern California. These percentages also include some foreign loans, primarily to individuals or entities with business in Mexico, representing approximately 5% of total loans.

The Banks compete actively for deposits, and we tend to solicit noninterest-bearing deposits. In managing the top line of our business, we focus on loan growth and loan yield, deposit cost, and net interest margin, as net interest income, on a year-to-date basis, accounts for 91% of our net revenues (net interest income plus noninterest income).

Key Performance Indicators

Among other factors, our operating results depend generally on the following:

The Level of Our Net Interest Income

Net interest income is the excess of interest earned on our interest-earning assets over the interest paid on our interest-bearing liabilities. Our primary interest-earning assets are loans and investment securities. Our primary interest-bearing liabilities are deposits, borrowings, and subordinated debentures. We attempt to increase our net interest income by maintaining a high level of noninterest-bearing deposits. At March 31, 2005, approximately 45% of our deposits were noninterest-bearing. Although we have borrowing capacity under various credit lines, we have traditionally borrowed funds only for short term liquidity needs such as managing deposit flows and interim acquisition financing. While we have some long-term borrowings, these borrowings are paired to the asset-based loan portfolio acquired in the FC Financial acquisition. Our general policy is to price our deposits in the bottom half or third-quartile of our competitive peer group, resulting in deposit products that bear interest rates at somewhat lower yields. While our deposit balances will fluctuate depending on deposit holders’ perceptions of alternative yields available in the market, we attempt to minimize these variances by attracting a high percentage of noninterest-bearing deposits, which have no expectation of yield.

Loan Growth

We generally seek new lending opportunities in the $500,000 to $5 million range, try to limit loan maturities for commercial loans to one year, for construction loans up to 18 months, and for commercial real estate loans up to ten years, and price loan products so as to preserve our interest spread and net interest margin. We sometimes encounter strong competition in pursuing lending opportunities such that potential borrowers obtain loans elsewhere at rates lower than those we offer.

The Magnitude of Credit Losses

We maintain an allowance for credit losses. Our allowance for credit losses is the sum of our allowance for loan losses and our reserve for unfunded commitments. Provisions for credit losses are charged to operations as and when needed for both on and off balance sheet credit exposure. Loans which are deemed uncollectible are charged off and deducted from the allowance for loan losses. Recoveries on loans previously charged off are added to the allowance for loan losses. We emphasize credit quality in originating and monitoring the loans we make and measure our success by the level of our nonperforming assets and the corresponding level of our allowance. Through focusing on credit quality, the loan portfolio of the Company is generally better than the quality of the loan portfolios we have acquired. Following acquisitions, we work to remove problem loans from the portfolio or allow lower credit quality loans to mature, and seek to replace such loans with obligations from borrowers with higher quality credit. Changes in economic conditions, however, such as increases in the general level of interest rates, could negatively impact our customers and lead to increased provisions for credit losses.

The Level of Our Noninterest Expense

Our noninterest expense includes fixed and controllable overhead, the major components of which are compensation, occupancy, data processing, professional services and communications. We measure success in controlling such costs through monitoring our efficiency ratio. We calculate the efficiency ratio by dividing noninterest expense by the sum of net interest income and noninterest income. The consolidated efficiency ratios have been as follows:

Quarterly Period	Ratio
First quarter 2005	53.6%
Fourth quarter 2004	58.2	%(1)
Third quarter 2004	55.9%
Second quarter 2004	57.4%
First quarter 2004	58.8	%(1)

(1)          Excludes securities gains and losses and gain on sale of an acquired charged-off loan.

Additionally, our operating results have been influenced significantly by acquisitions; the two acquisitions we completed since January 1, 2004, added approximately $304.3 million in assets. Our assets at March 31, 2005, total approximately $2.8 billion. While the total amount of noninterest expense has increased from the first quarter of 2004, the efficiency ratio decreased when compared to the same period.

Critical Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for credit losses, the fair value of financial instruments, and the carrying values of goodwill, other intangible assets and deferred income tax assets. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2004.

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

	Quarter Ended
	March 31,
	2005	2004
	(In thousands, except per share data)
Net interest income	$35,585	$26,334
Noninterest income	3,502	4,077
Net revenues	39,087	30,411
Provision for credit losses	800	—
Noninterest expense	20,951	17,865
Income taxes	7,074	5,046
Net earnings(1)	$10,262	$7,500
Average interest-earning assets	2,418,999	2,048,501
Profitability measures:
Basic net earnings per share	$0.65	$0.49
Diluted net earnings per share	$0.63	$0.47
Net interest margin	5.97%	5.17%
Return on average assets	1.45%	1.23%
Return on average equity	11.0%	8.87%
Efficiency ratio	53.6%	58.7%

(1)          Our quarterly results include FC Financial subsequent to March 1, 2004, and Harbor National subsequent to April 16, 2004.

The improvement in net earnings in the first quarter of 2005 compared to the same period of 2004 resulted from average loan growth, increased net interest margin, and our growth through acquisitions. The increase in average loans was due to organic loan growth and loans added to the portfolio from the FC Financial and Harbor National acquisitions. Our net interest margin increased 80 basis points to 5.97 % for the first quarter of 2005 compared to 5.17% for the same period in 2004. This increase was due to the positive impact the increases in market interest rates have had on our asset-sensitive balance sheet. The decrease in noninterest income for the first quarter of 2005 compared to the same period in 2004 is attributable to lower service fees on deposit accounts. The increase in noninterest expense for the first quarter of 2005 over the same period of 2004 is due largely to the two acquisitions consummated in March and April of 2004, and increased compensation and professional fees.

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

	Quarter Ended March 31,
	2005			2004
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or
	Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of deferred fees and costs(1)(2)	$2,108,348	$37,938	7.30%	$1,613,554	$26,225	6.54%
Investment securities(2)	264,177	2,063	3.17%	404,408	3,121	3.10%
Federal funds sold	46,073	251	2.21%	30,045	74	0.99%
Other earning assets	401	2	2.02%	494	2	1.63%
Total interest-earning assets	2,418,999	40,254	6.75%	2,048,501	29,422	5.78%
Noninterest-earning assets:
Other assets	443,205			402,543
Total assets	$2,862,204			$2,451,044
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits
Interest checking	$188,279	28	0.06%	$181,293	28	0.06%
Money market	745,498	1,201	0.65%	602,404	810	0.54%
Savings	81,646	25	0.12%	74,314	23	0.12%
Time certificates of deposit	215,738	732	1.38%	280,493	910	1.31%
Total interest-bearing deposits	1,231,161	1,986	0.65%	1,138,504	1,771	0.63%
Other interest-bearing liabilities	229,952	2,683	4.73%	110,731	1,317	4.78%
Total interest-bearing liabilities	1,461,113	4,669	1.30%	1,249,235	3,088	0.99%
Noninterest-bearing liabilities:
Demand deposits	982,202			825,901
Other liabilities	41,332			35,985
Total liabilities	2,484,647			2,111,121
Shareholders’ equity	377,557			339,923
Total liabilities and shareholders’ equity	$2,862,204			$2,451,044
Net interest income		$35,585			$26,334
Net interest spread			5.45%			4.79%
Net interest margin			5.97%			5.17%

(1)          Includes nonaccrual loans and loan fees.

(2)          Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

The increase in net interest income for the first quarter of 2005 compared to the same period in 2004 is the result of increased average loan balances and loan yield offset by the cost of increased interest-bearing deposits and average borrowings. Also bolstering net interest income is the significant amount of noninterest-bearing demand deposits we maintain, which averaged $982.2 million during the first quarter of 2005, or 44.4% of average total deposits, compared to $825.9 million for the same period of 2004. Our overall cost of deposits, which includes demand deposits, was 0.36% for the first quarter of 2005, unchanged from the first quarter of 2004.

Average loans increased $494.7 million to $2,108.3 million for the first quarter of 2005 compared to $1,613.6 million for the same period of 2004. Such increase was due to organic loan growth of $278.9 million since March 31, 2004, and $209.8 million of loans from the FC Financial and Harbor National acquisitions. The 76 basis point increase in average loan yield to 7.30% for the first quarter of 2005 compared to 6.54% for the same period of 2004 was due to the positive impact increased market interest rates have had on our asset-sensitive loan portfolio. If market interest rates were to increase further from their levels at March 31, 2005, and we were to increase our base lending rate, approximately 60.5% of our March 31, 2005, loan portfolio, or $1,288.3 million, would be eligible to reprice upward. At March 31, 2005, our prime lending rate was 5.75%, a 175 basis point increase over our rate of 4.00% at March 31, 2004.

Average interest-bearing deposits increased $92.7 million to $1,231.2 million for the first quarter of 2005 compared to $1,138.5 million for the same period of 2004. Beginning in the fourth quarter of 2004 and continued through the first quarter of 2005, we increased rates on money market and selected time deposit account categories. The combination of the increased average balances and the increased rates caused interest expense on deposits to increase by $215,000. Included in the increase in average interest-bearing deposits is the positive effect of the short-term $365 million deposit received on December 31, 2004, which was withdrawn by the end of January 2005. When this deposit is excluded from the year-end balance, the real growth in deposits was $96.2 million for the first quarter of 2005.

The average balance of other interest-bearing liabilities, which includes subordinated debentures and overnight and term borrowings from the Federal Home Loan Bank (FHLB), increased $119.2 million to $230.0 million for the first quarter of 2005 compared to $110.7 million for the same period in 2004. The increased subordinated debentures were used to fund acquisitions and the FHLB borrowings were used to fund loan growth. FHLB borrowings will continue to be used to fund loan demand in the absence of sufficient deposit growth.

Provision for Credit Losses.   The provision for credit losses reflects our judgments about the adequacy of the allowance for loan losses and the reserve for unfunded loan commitments.  In determining the amount of the provision we consider certain qualitative factors including our historical loan loss experience, the volume and type of lending we conduct, the results of our credit review process, the amounts of classified and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values, off-balance sheet exposures, and other factors regarding collectibility and impairment.

During the first quarter of 2005, we recorded a provision for credit losses of $800,000, which is comprised of a provision for loan losses of $1.1 million and a reduction of the reserve for unfunded loan commitments of $340,000.  The provision for loan losses was made in response to increased nonaccrual loans and to a lesser extent for increased average loan balances during the quarter.  The reduction in the reserve for unfunded loan commitments was a result of modifying certain qualitative measures at one of our subsidiary Banks in response to external factors.  There was no provision for credit losses during the first quarter of 2004.

Noninterest Income.   The following table summarizes noninterest income by category for the periods indicated.

	Quarter Ended(1)
	March 31,	December 31,	September 30,	June 30,	March 31,
	2005	2004	2004	2004	2004
	(In thousands)
Service charges and fees on deposit accounts	$1,704	$1,837	$2,036	$2,126	$2,299
Other commissions and fees	997	902	948	981	859
Gain on sale of loans, net	115	1,265	233	135	171
(Loss) gain on sale of securities	—	(36)	—	—	30
Increase in cash surrender value of life insurance	417	444	458	489	507
Other income	269	267	404	348	211
Total noninterest income	$3,502	$4,679	$4,079	$4,079	$4,077

(1)          Our quarterly results include FC Financial subsequent to March 1, 2004, and Harbor National subsequent to April 16, 2004.

Noninterest income declined for the first quarter of 2005 compared to the first quarter of 2004. This overall decline in noninterest income is primarily due to the decline in service charges and fees on deposit accounts. The decline in service charges and fees on deposit accounts since the first quarter of 2004 is due mainly to increased earnings credits tied to market interest rates for business accounts. Although gain on sale of loans relates primarily to selling the guaranteed portions of SBA loans, the fourth quarter of 2004 included a $975,000 gain on the sale of an acquired charged-off loan; there was no such item in the other quarterly amounts presented.

Noninterest Expense.   The following table summarizes noninterest expense by category for the periods indicated.

	Quarter Ended(1)
	March 31,	December 31,		September 30,	June 30,	March 31,
	2005	2004		2004	2004	2004
	(Dollars in thousands)
Salaries and employee benefits	$11,853	$12,758		$11,721	$11,016	$9,725
Occupancy	2,563	2,629		2,664	2,851	2,314
Furniture and equipment	666	704		732	748	739
Data processing	1,120	1,264		1,041	1,146	1,025
Other professional services	1,191	1,592		1,070	792	672
Business development	259	300		385	301	265
Communications	455	492		492	528	497
Insurance and assessments	445	426		428	414	379
Intangible asset amortization	813	837		899	826	691
Other	1,586	1,426		1,453	1,720	1,558
Total noninterest expense	$20,951	$22,428		$20,885	$20,342	$17,865
Efficiency ratio	53.6%	58.2	%(2)	55.9%	57.4%	58.8	%(2)

(1)          Our quarterly results include FC Financial subsequent to March 1, 2004, and Harbor National subsequent to April 16, 2004.

(2)   Excludes securities gains and losses and gain on sale of an acquired charged-off loan.

The increase in noninterest expense for the first quarter of 2005 when compared to the first quarter of 2004 is due largely to the two acquisitions consummated in March and April of 2004 as well as increased compensation and professional fees. The increased compensation expense for the first quarter of 2005 compared to the same period of 2004 is largely the result of an increased number of employees due to the acquisitions, staff additions to support expanded lending activity, and the amortization of restricted and performance stock awards. Increased other professional services for the first quarter of 2005 compared to the same period of 2004 resulted from legal fees related to certain outstanding litigation and our on-going cost of compliance with the Sarbanes-Oxley Act.

The decrease in noninterest expense for the first quarter of 2005 compared to the fourth quarter of 2004 was due mainly to less compensation and other professional services expenses. The fourth quarter of 2004 included a settlement of a deferred compensation arrangement and additional performance stock amortization related to the performance stock awards vesting earlier than originally expected. Compensation expense related to restricted stock and performance stock was $997,000 for the first quarter of 2005 compared to $3.1 million for the fourth quarter of 2004. The decline in other professional services relates mostly to legal fees and the costs of Sarbanes-Oxley Act compliance incurred in the fourth quarter of 2004.

Income Taxes.   Our statutory income tax rate is approximately 42.0%, representing a blend of the statutory federal income tax rate of 35.0% and the California income tax rate of 10.84%. Due to the exclusion from taxable income of income on certain investments, our actual effective income tax rates were 40.8% and 40.2% for the quarters ended March 31, 2005 and 2004.

Balance Sheet Analysis

Loans.   The following table presents the balance of each major category of loans at the dates indicated.

	At March 31, 2005		At December 31, 2004
	Amount	% of total	Amount	% of total
	(Dollars in thousands)
Loan Category:
Domestic:
Commercial	$611,271	29%	$604,995	28%
Real estate, construction	405,891	19	410,167	19
Real estate, mortgage	980,612	45	967,270	46
Consumer	40,208	2	42,723	2
Foreign:
Commercial	86,504	4	88,428	4
Other, including real estate	10,787	1	11,731	1
Gross loans	2,135,273	100%	2,125,314	100%
Less: deferred fees and costs	(6,940)		(7,143)
Less: allowance for loan losses	(28,064)		(26,682)
Total net loans	$2,100,269		$2,091,489

Allowance for Credit Losses.   The allowance for loan losses and the reserve for unfunded loan commitments when combined are referred to as the allowance for credit losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities. On December 31, 2004, we reclassified to other liabilities our reserve for unfunded loan commitments which was previously included with the allowance for loan losses. Such reclassification is reflected in the following tables for periods prior to January 1, 2005. At March 31, 2005, the allowance for credit losses totaled $30.5 million and was comprised of the allowance for loan losses of $28.1 million and the reserve for unfunded loan commitments of $2.5 million.

The following table presents the changes in our allowance for loan losses for the periods indicated.

	As of or for the Periods Ended
	Quarter Ended March 31, 2005	Year Ended 12/31/04	Quarter Ended March 31, 2004
	(Dollars in thousands)
Balance at beginning of period	$26,682	$24,152	$24,152
Loans charged off:
Commercial	(177)	(2,830)	(1,013)
Real estate—construction	—	—	—
Real estate—mortgage	(80)	(128)	—
Consumer	(65)	(305)	(171)
Foreign	(696)	(344)	(341)
Total loans charged off	(1,018)	(3,607)	(1,525)
Recoveries on loans charged off:
Commercial	1,216	1,653	461
Real estate—construction	—	—	—
Real estate—mortgage	1	64	5
Consumer	43	311	92
Foreign	—	50	15
Total recoveries on loans charged off	1,260	2,078	573
Net recoveries (charge-offs)	242	(1,529)	(952)
Provision for loan losses	1,140	438	68
Additions due to acquisitions	—	3,621	2,100
Balance at end of period	$28,064	$26,682	$25,368
Ratios:
Allowance for loan losses to loans, net	1.32%	1.26%	1.48%
Allowance for loan losses to nonaccrual loans	129.4%	299.4%	330.4%
Annualized net recoveries (charge-offs) to average loans	0.05%	(0.08)%	(0.24)%

The allowance for loan losses increased by $1.4 million since December 31, 2004. The increase in the allowance is due to the provision of $1.1 million combined with net recoveries during the quarter of $242,000. Management utilizes information currently available to evaluate the allowance for loan losses. However, the allowance for loan losses is subjective in nature and may be adjusted in the future depending on changes in economic conditions or other factors. Although management has established an allowance for loan losses that it considers adequate, there can be no assurance that the established allowance for loan losses will be sufficient to offset losses on loans in the future.

The following table presents the changes in our reserve for unfunded loan commitments for the periods indicated:

	As of or for the Periods Ended
	Quarter Ended March 31, 2005	Year Ended 12/31/04	Quarter Ended March 31, 2004
	(Dollars in thousands)
Balance at beginning of period	$2,825	$1,600	$1,600
Provision	(340)	27	(68)
Additions due to acquisitions	—	1,198	1,158
Balance at end of year	$2,485	$2,825	$2,690

The reduction in the reserve for unfunded loan commitments during the first quarter of 2005 was as a result of modifying certain qualitative measures at one of our subsidiary Banks in respose to external factors.

The following table presents the changes in our allowance for credit losses:

	As of or for the Periods Ended
	Quarter Ended March 31, 2005	Year Ended 12/31/04	Quarter Ended March 31, 2004
	(Dollars in thousands)
Balance at beginning of period	$29,507	$25,752	$25,752
Provision for credit losses	800	465	—
Net recoveries (charge-offs)	242	(1,529)	(952)
Additions due to acquisitions	—	4,819	3,258
Balance at end of year	$30,549	$29,507	$28,058
Allowance for credit losses to loans, net of deferred fees and costs	1.44%	1.39%	1.64%
Allowance for credit losses to nonaccrual loans	140.9%	331.1%	365.4%
Allowance for credit losses to nonperforming assets	140.9%	331.1%	365.4%

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

Nonaccrual loans increased to $21.7 million, or 1.02% of loans net of deferred fees and costs, at March 31, 2005, from $8.9 million, or 0.42% of loans net of deferred fees and costs, at December 31, 2004. The $12.8 million increase was comprised of additions to nonaccruals of $14.8 million and reductions of $2.0 million. Included in the additions are four relationships whose aggregate balance is approximately $12.9 million. Of these relationships, two covered by insurance and totaling $8.8 million are included in our foreign portfolio and the other two secured relationships totaling $4.1 million are included in our domestic portfolio, one secured by accounts receivable and the other secured by real estate. There are no other individually large exposures in the nonaccrual portfolio. We believe we have adequate reserves on these loans to cover the loss exposure as measured by our methodology.

The foreign nonaccrual loans are covered by third party insurance arrangements. Under these insurance arrangements, we have deductibles ranging from zero to $120,000 per relationship plus loss retention of up to 20% of the balance after applying the deductible. After consideration of our insurance arrangements, charge-offs of $696,000, and specific allocations of the allowance for loan losses, we estimate our remaining exposure to these two foreign relationships to be approximately $600,000. The allowance for loan losses applicable to the two loans secured by accounts receivable and real estate is approximately $200,000, and we currently do not expect to realize losses in excess of this amount.

Management is not aware of any additional significant loss potential that has not already been considered in the estimation of the allowance for loan losses. As of March 31, 2005, we had no loans past due 90 days and still accruing interest.

The following table shows the historical trends in our loans, allowance for loan losses, nonperforming assets and key credit quality statistics as of and for the periods indicated.

	As of or for the Periods Ended
	Quarter Ended March 31, 2005	Year Ended 12/31/04	Quarter Ended March 31, 2004
	(Dollars in thousands)
Loans, net of deferred fees and costs	$2,128,333	$2,118,171	$1,715,605
Allowance for loan losses	28,064	26,682	25,368
Average loans, net of deferred fees and costs	2,108,348	1,897,755	1,613,554
Nonaccrual loans	$21,680	$8,911	7,678
Other real estate owned	—	—	—
Nonperforming assets	$21,680	$8,911	$7,678
Impaired loans, gross	$21,680	$8,911	$7,678
Allowance for loan losses allocated to impaired loans	(861)	(561)	(1,668)
Net investment in impaired loans	$20,819	$8,350	$6,010
Charged-off loans year-to-date	$(1,018)	$(3,607)	$(1,525)
Recoveries year-to-date	1,260	2,078	573
Net recoveries (charge-offs)	$242	$(1,529)	$(952)
Allowance for loan losses to loans, net of deferred fees and costs	1.32%	1.26%	1.48%
Allowance for loan losses to nonaccrual loans and leases	129.4%	299.4%	330.4%
Allowance for loan losses to nonperforming assets	129.4%	299.4%	330.4%
Nonperforming assets to loans and OREO	1.02%	0.42%	0.45%
Annualized net recoveries (charge offs) to average loans, net of deferred fees and costs	0.05%	(0.08)%	(0.24)%
Nonaccrual loans to loans, net of deferred fees and costs	1.02%	0.42%	0.45%

Deposits.   The following table presents the balance of each major category of deposits at the dates indicated.

	At March 31, 2005		At December 31, 2004
	Amount	% of deposits	Amount	% of deposits
	(Dollars in thousands)
Noninterest-bearing	$975,053	45%	$941,716	39%
Interest-bearing:
Interest checking	188,096	9	189,598	8
Money market accounts	701,272	33	994,730	41
Savings	86,508	4	83,092	3
Time deposits under $100,000	75,560	3	80,047	3
Time deposits over $100,000	137,083	6	143,207	6
Total interest-bearing	1,188,519	55	1,490,674	61
Total deposits	$2,163,572	100%	$2,432,390	100%

Deposit balances decreased by $268.8 million from December 31, 2004, to March 31, 2005. Included in the December 31, 2004 money market account balance was a short-term $365 million interest-bearing deposit received on December 31, 2004, which has since been withdrawn by the customer. Excluding the $365 million deposit, our deposit balances increased by $96.2 million during the first quarter of 2005.

Noninterest-bearing demand deposits increased $33.3 million to $975.1 million at March 31, 2005 and represented 45% of total deposits at that date.

At March 31, 2005, deposits of foreign customers, primarily located in Mexico and Canada, totaled $107.4 million or 5% of total deposits.

Regulatory Matters

The regulatory capital guidelines as well as the actual capital ratios for First National, Pacific Western, and the Company as of March 31, 2005, are as follows:

	Minimum Regulatory Requirements	Actual
	Well Capitalized	First National	Pacific Western	Company Consolidated
Tier 1 leverage capital ratio	5.00%	10.05%	9.04%	9.80%
Tier 1 risk-based capital ratio	6.00%	10.25%	9.67%	10.22%
Total risk-based capital	10.00%	11.50%	10.71%	11.44%

We have issued and outstanding trust preferred securities totaling $118.0 million, which are treated as regulatory capital for purposes of determining the Company’s capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company’s banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, effective March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity, less goodwill net of any related deferred income tax liability. The regulations currently in effect through December 31, 2008, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at March 31, 2005. We expect that our Tier I capital ratios will be at or above the existing well capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

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

Historically, the overall liquidity source of the Banks is their core deposit base. The Banks have not relied on large denomination time deposits. To meet short-term liquidity needs, the Banks maintain what we believe are adequate balances in Federal funds sold, interest-bearing deposits in other financial institutions and investment securities having maturities of five years or less. On a consolidated basis, liquid assets (cash, Federal funds sold, interest-bearing deposits in financial institutions and investment securities available-for-sale) as a percent of total deposits were 14.8% as of March 31, 2005.

As an additional source of liquidity, the Banks maintain unsecured lines of credit of $120 million with correspondent banks for purchase of overnight funds. These lines are subject to availability of funds. The Banks have also established secured borrowing relationships with the Federal Home Loan Bank of San Francisco which would allow the Banks to borrow approximately $628.6 million in the aggregate. Before 2004, the Banks have rarely used either of these facilities. However, beginning in 2004 the banks relied upon the secured borrowing facility at the Federal Home Loan Bank of San Francisco in order to meet loan demand and to repay borrowings acquired in the FC Financial acquisition.

The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from the Banks and our ability to raise capital, issue subordinated debt and secure outside borrowings. The ability of the Company to obtain funds for the payment of dividends to our shareholders and for other cash requirements is largely dependent upon the Banks’ earnings. The availability of dividends from the Banks is limited by various statutes and regulations of state and federal law. Dividends paid by national banks such as First National and Pacific Western are regulated by the OCC under its general supervisory authority as it relates to a bank’s capital requirements. A national bank may declare a dividend without the approval of the OCC as long as the total dividends declared in a calendar year do not exceed the total of net profits for that year combined with the retained profits for the preceding two years. During the quarter ended March 31, 2005, First Community received dividends of $12.5 million from the Banks. The amount of dividends available for payment by the Banks to the holding company at March 31, 2005, was $26.6 million.

Contractual Obligations.   The known contractual obligations of the Company at March 31, 2005 are as follows:

	At March 31, 2005 and Due
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(In thousands)
Short-term debt obligations	$74,800	$—	$—	$—	$74,800
Long-term debt obligations	—	40,000	—	121,654	161,654
Operating lease obligations	7,418	13,145	10,143	21,977	52,683
Other contractual obligations	2,828	3,243	—	—	6,071
Total	$85,046	$56,388	$10,143	$143,631	$295,208

Debt obligations are discussed in Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1. Unaudited Consolidated Financial Statements.” Operating lease obligations are discussed in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. The other contractual obligations relate to the minimum liability associated with our data and item processing contract with a third-party provider. The contractual obligations table above does not include our merger-related liability which was $3.6 million at March 31, 2005. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1. Unaudited Consolidated Financial Statements.”

We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity, and continued deposit gathering activities. We believe we have in place sufficient borrowing mechanisms for short-term liquidity needs.

Off-Balance Sheet Arrangements

Our obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded. At March 31, 2005, our loan-related commitments, including standby letters of credit and financial guarantees, totaled $943.6 million. The commitments which result in a funded loan increase our profitability through net interest income. Therefore, during the year, we manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources have been and are expected to be sufficient to meet the cash requirements of our lending activities.

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

Market risk sensitive instruments are generally defined as derivatives and other financial instruments, which include investment securities, loans, deposits, and borrowings. At March 31, 2005, we had not used any derivatives to alter our interest rate risk profile or for any other reason. However, both the repricing characteristics of our fixed rate loans and floating rate loans, as well as our significant percentage of noninterest-bearing deposits compared to interest-earning assets, may influence our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, interest-bearing deposits in financial institutions, Federal Reserve Bank and Federal Home Loan Bank stock, investment securities, deposits, borrowings and subordinated debentures.

We measure our interest rate risk position on a monthly basis using three methods: (i) net interest income simulation analysis; (ii) market value of equity modeling; and (iii) traditional gap analysis. The results of these analyses are reviewed by the ALM Committee quarterly. If hypothetical changes to interest rates cause changes to our simulated net present value of equity and/or net interest income outside our pre-established limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits. We evaluated the results of our net interest income simulation and market value of equity models prepared as of March 31, 2005. These models indicate that our interest rate sensitivity is within limits approved by our Board of Directors and that our balance sheet is asset-sensitive.

An asset-sensitive balance sheet suggests that in a rising interest rate environment, our net interest margin would increase, and during a falling or sustained low interest rate environment, our net interest margin would decrease.

Net interest income simulation.   We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of March 31, 2005. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

This analysis calculates the difference between net interest income forecasted using both increasing and declining interest rate scenarios and net interest income forecasted using a base market interest rate derived from the current treasury yield curve. In order to arrive at the base case, we extend our balance sheet at March 31, 2005 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of March 31, 2005. Based on such repricings, we calculated an estimated net interest income and net interest margin. The effects of certain balance sheet attributes, such as fixed-rate loans, floating rate loans that have reached their floors and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

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

The following table presents as of March 31, 2005, forecasted net interest income and net interest margin for the next 12 months using a base market rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points.

Interest rate scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$169,865	17.1%	6.92%	1.00%
Up 200 basis points	$161,582	11.4%	6.59%	0.67%
Up 100 basis points	$153,249	5.7%	6.25%	0.33%
BASE CASE	$145,015	—	5.92%	—
Down 100 basis points	$139,479	(3.8)%	5.70%	(0.22)%
Down 200 basis points	$134,036	(7.6)%	5.48%	(0.44)%
Down 300 basis points	$127,043	(12.4)%	5.20%	(0.72)%

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

Given the recent increases in short-term market interest rates and market indications of a continued rising interest rate environment, we performed an additional net interest income simulation analysis assuming 0.25% increases in market interest rates at the end of June, September and December 2005. We extended our balance sheet at March 31, 2005 one year and repriced any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of March 31, 2005. We used the same underlying assumptions as those used in our net interest income simulation described above.

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

Net Interest Income			Net Interest Margin
(Dollars in thousands)
Original Base Case	Original with 100 basis point parallel shift	Original with 25 basis point increments	Original Base Case	Original with 100 basis point parallel shift	Original with 25 basis point increments
$145,015	$153,249	$148,967	5.92%	6.25%	6.08%

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

The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at March 31, 2005. The following table shows the projected change in the market value of equity for the set of rate shocks presented as of March 31, 2005.

Interest rate scenario	Estimated Market Value	Percentage change From Base	Percentage of total assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$655,006	9.0%	23.3%	171.0%
Up 200 basis points	$639,282	6.4%	22.7%	166.9%
Up 100 basis points	$621,535	3.4%	22.1%	162.3%
BASE CASE	$601,040	—	21.4%	156.9%
Down 100 basis points	$562,916	(6.3)%	20.0%	147.0%
Down 200 basis points	$519,275	(13.6)%	18.5%	135.6%
Down 300 basis points	$471,578	(21.5)%	16.8%	123.1%

The results of our market value of equity model indicate that an immediate and sustained increase in interest rates would increase the market value of equity from the base case while a decrease in interest rates would decrease the market value of equity.

Gap analysis.   As part of the interest rate management process we use a gap analysis. A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest-sensitive assets and interest-bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match the volume of interest sensitive assets and interest bearing liabilities repricing over different time intervals. The main focus of this interest rate management tool is the gap sensitivity identified as the cumulative one year gap. The following table illustrates the volume and repricing characteristics of our balance sheet at March 31, 2005 over the indicated time intervals.

	At March 31, 2005
	Amounts Maturing or Repricing In
	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Non sensitive(1)	Total
	(Dollars in thousands)
ASSETS
Cash and deposits in financial institutions	$185	$—	$—	$—	$82,152	$82,337
Federal funds sold	6,600	—	—	—	—	6,600
Investment securities	41,371	32,487	152,945	28,399	—	255,202
Loans, net of deferred fees and costs	1,405,575	51,666	603,350	67,742	—	2,128,333
Other assets	—	—	—	—	338,363	338,363
Total assets	$1,453,731	$84,153	$756,295	$96,141	$420,515	$2,810,835
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$—	$—	$—	$—	$975,053	$975,053
Interest-bearing demand, money market and savings	975,876	—	—	—	—	975,876
Time deposits	109,346	93,563	9,609	125	—	212,643
Borrowings	29,800	45,000	40,000	—	—	114,800
Subordinated debentures	113,406	—	—	8,248	—	121,654
Other liabilities	—	—	—	—	27,842	27,842
Shareholders’ equity	—	—	—	—	382,967	382,967
Total liabilities and shareholders’ equity	$1,228,428	$138,563	$49,609	$8,373	$1,385,862	$2,810,835
Period Gap	$225,303	$(54,410)	$706,686	$87,768	$(965,347)
Cumulative interest-earning assets	$1,453,731	$1,537,884	$2,294,179	$2,390,320
Cumulative interest-bearing liabilities	$1,228,428	$1,366,991	$1,416,600	$1,424,973
Cumulative Gap	$225,303	$170,893	$877,579	$965,347
Cumulative interest-earning assets to cumulative interest-bearing liabilities	118.3%	112.5%	161.9%	167.7%
Cumulative gap as a percent of:
Total assets	8.0%	6.1%	31.2%	34.3%
Interest-earning assets	9.4%	7.1%	36.7%	40.4%

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

The preceding table indicates that we had a positive one year cumulative gap of $170.9 million, or 6.1% of total assets, at March 31, 2005. This gap position suggests that we are asset-sensitive and if rates were to increase, our net interest margin would most likely increase. Conversely, if rates were to fall during this period, interest income would decline by a greater amount than interest expense and net income would decrease. The ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities maturing or repricing within one year at March 31, 2005 is 112.5%. This one year gap position indicates that interest income is likely to be affected to a greater extent than interest expense for any changes in interest rates within one year from March 31, 2005.

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

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Please see the section above titled “Asset/Liability Management and Interest Rate Sensitivity” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which provides an update to our quantitative and qualitative disclosure about market risk. This analysis should be read in conjunction with text under the caption “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2004, which text is incorporated herein by reference. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 regarding such forward-looking information.

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

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

On June 8, 2004, the Company was served with an amended complaint naming First Community and Pacific Western as defendants in a class action lawsuit filed in Los Angeles Superior Court pending as Case No. BC310846. We are named as defendants in our capacity as alleged successors to First Charter Bank, N.A., which the Company acquired in October 2001. A former officer of First Charter Bank, who left First Charter in May of 1997, is also named as a defendant.

On April 18, 2005, the plantiffs filed the second amended class action complaint. The second amended complaint alleges that a former officer of First Charter Bank who later became a principal of Four Star Financial Services, LLC (“Four Star”), an affiliate of 900 Capital Services, Inc. (“900 Capital”), improperly induced several First Charter customers to invest in 900 Capital or affiliates of 900 Capital and further alleged that Four Star, 900 Capital and some of their affiliated entities perpetuated their fraud upon investors through various First Charter accounts with First Charter’s purported knowing participation in and/or willful ignorance of the scheme. The key allegations against First Charter in the second amended complaint date back to the mid-1990s and the second amended complaint alleges several counts for relief including aiding and abetting, conspiracy, fraud, breach of fiduciary duty, relief pursuant to the California Business and Professions Code, negligence and relief under the California Securities Act stemming from an alleged fraudulent scheme and sale of securities issued by 900 Capital and Four Star. In disclosures provided to the parties, plaintiffs have asserted that the named plaintiffs have suffered losses well in excess of $3.85 million, and plaintiffs have asserted that “losses to the class total many tens of millions of dollars.” While we understand that the plaintiffs intend to seek to certify a class for purposes of pursuing a class action, a class has not yet been certified and no motion for class certification has been filed.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Repurchases of Common Stock

Through the Company’s Directors Deferred Compensation Plan, or the DDCP, participants in the DDCP may invest deferred amounts in the Company’s common stock. The Company has the discretion whether to track purchases of common stock as if made, or to fully fund the DDCP via actual purchases of common stock with deferred amounts. Purchases of Company common stock by the rabbi trust of the DDCP are considered repurchases of common stock by the Company since the rabbi trust is an asset of the Company. Actual purchases of Company common stock via the DDCP are made through open market purchases pursuant to the terms of the DDCP, which since the amendment of the DDCP in August 2003 includes a predetermined formula and schedule for the purchase of such stock in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. Pursuant to the terms of the DDCP, generally, purchases are actually made or deemed to be made in the open market on the 15th of the month (or the next trading day), beginning March 15th, following the day on which deferred amounts are contributed to the DDCP. The table below summarizes the purchases actually made by the DDCP during the quarter ended March 31, 2005.

	Total Shares Purchased	Average Price Per Share	Shares Purchased As Part of a Publicly- Announced Program	Maximum Shares Still Available for Repurchase
January 1 – January 31, 2005	—	—	N/A	N/A
February 1 – February 28, 2005	—	—	N/A	N/A
March 1 – March 31, 2005	2,682	$44.68	N/A	N/A
Total	2,682	$44.68	N/A	N/A

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

ITEM 6. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of First Community Bancorp, as amended to date (Exhibit 3.1 to Form 10-Q filed on November 14, 2002 and incorporated herein by this reference).
3.2	Bylaws of First Community Bancorp, as amended to date (Exhibit 4.2 to Form S-3 filed on June 11, 2002 and incorporated herein by this reference).
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Community Bancorp
Date: May 5, 2005
/s/ VICTOR R. SANTORO
Victor R. Santoro
Executive Vice President and Chief Financial Officer