Form 10-Q
period 2005-06-30
FIRST COMMUNITY BANCORP /CA/
filed 2005-08-05
CIK 1102112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 1, 2005 there were 16,047,452 shares of the registrant’s common stock outstanding, excluding 414,831 shares of unvested restricted stock.

PART I—FINANCIAL INFORMATION

ITEM 1. Unaudited Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Dollars in thousands, except share data)
Assets:
Cash and due from banks	$90,078	$72,581
Federal funds sold	12,900	246,700
Total cash and cash equivalents	102,978	319,281
Interest-bearing deposits in financial institutions	94	702
Investments:
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	26,859	24,112
Securities available-for-sale (amortized cost of $216,702 at June 30, 2005 and $247,930 at December 31, 2004)	214,411	245,395
Total investments	241,270	269,507
Loans, net of fees	2,162,222	2,118,171
Less: allowance for loan losses	(28,794)	(26,682)
Net loans	2,133,428	2,091,489
Premises and equipment, net	14,933	14,919
Accrued interest receivable	9,290	9,058
Goodwill	233,951	234,360
Core deposit and customer relationship intangibles	20,969	22,595
Cash surrender value of life insurance	53,240	52,283
Other assets	33,050	32,660
Total assets	$2,843,203	$3,046,854
Liabilities and Shareholders’ Equity:
Liabilities:
Noninterest-bearing deposits	$1,041,367	$941,716
Interest-bearing deposits	1,145,092	1,490,674
Total deposits	2,186,459	2,432,390
Accrued interest payable and other liabilities	29,754	28,934
Borrowings	112,100	90,000
Subordinated debentures	121,654	121,654
Total liabilities	2,449,967	2,672,978
Shareholders’ equity:
Preferred stock, no par value; Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, no par value; Authorized 30,000,000 shares; issued and outstanding 16,466,790 and 16,267,862 at June 30, 2005 and December 31, 2004 (includes 453,012 and 585,416 shares of unvested restricted stock, respectively)	322,784	318,880
Unearned equity compensation	(10,753)	(11,445)
Retained earnings	82,534	67,911
Accumulated other comprehensive income:
Unrealized losses on securities available-for-sale, net	(1,329)	(1,470)
Total shareholders’ equity	393,236	373,876
Total liabilities and shareholders’ equity	$2,843,203	$3,046,854

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans	$40,611	$32,356	$78,549	$58,581
Interest on federal funds sold	51	67	302	141
Interest on interest-bearing deposits in financial institutions	1	15	3	17
Interest on investment securities	1,982	2,363	4,045	5,484
Total interest income	42,645	34,801	82,899	64,223
Interest expense:
Deposits	2,420	1,812	4,406	3,583
Borrowings	964	145	1,761	213
Subordinated debentures	2,049	1,503	3,935	2,752
Total interest expense	5,433	3,460	10,102	6,548
Net interest income	37,212	31,341	72,797	57,675
Provision for credit losses	620	200	1,420	200
Net interest income after provision for credit losses	36,592	31,141	71,377	57,475
Noninterest income:
Service charges and fees on deposit accounts	1,558	2,126	3,262	4,425
Other commissions and fees	1,076	981	2,073	1,840
Gain on sale of loans, net	144	135	259	306
Gain on sale of securities, net	—	—	—	30
Increase in cash surrender value of life insurance	412	489	829	996
Other income	141	348	410	559
Total noninterest income	3,331	4,079	6,833	8,156
Noninterest expense:
Compensation	11,436	11,016	23,289	20,741
Occupancy	2,485	2,851	5,048	5,165
Furniture and equipment	645	748	1,311	1,487
Data processing	1,221	1,146	2,341	2,171
Other professional services	631	792	1,822	1,464
Business development	260	301	519	566
Communications	474	528	929	1,025
Insurance and assessments	433	414	878	793
Intangible asset amortization	813	826	1,626	1,517
Other	1,494	1,720	3,080	3,278
Total noninterest expense	19,892	20,342	40,843	38,207
Earnings before income taxes	20,031	14,878	37,367	27,424
Income taxes	8,213	6,040	15,287	11,086
Net earnings	$11,818	$8,838	$22,080	$16,338
Per share information:
Number of shares (weighted average)
Basic	15,972.8	15,489.7	15,915.5	15,470.7
Diluted	16,326.8	15,955.4	16,293.0	15,956.7
Net earnings per share
Basic	$0.74	$0.57	$1.39	$1.06
Diluted	$0.72	$0.55	$1.36	$1.02
Dividends declared per share	$0.25	$0.22	$0.47	$0.4075

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Net earnings	$11,818	$8,838	$22,080	$16,338
Other comprehensive income, net of related income taxes:
Unrealized gains on securities:
Unrealized holding (losses) gains arising during the period	985	(4,037)	141	(2,166)
Reclassifications of realized losses included in income	—	—	—	142
Other comprehensive income	985	(4,037)	141	(2,024)
Comprehensive income	$12,803	$4,801	$22,221	$14,314

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$22,080	$16,338
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	4,158	4,519
Provision for credit losses	1,420	200
Gain on sale of loans	(259)	(306)
Gain on sale of securities	—	(30)
(Gain) loss on sale of premises and equipment	(2)	4
Amortization of unearned compensation related to restricted stock	1,644	1,915
Tax benefit of stock option exercises and vesting of restricted and performance stock	1,076	545
(Decrease) increase in accrued and deferred income taxes, net	(2,161)	5,763
Increase in other assets	(380)	(1,998)
Increase (decrease) in accrued interest payable and other liabilities	2,089	(10,502)
Dividends on FHLB stock	(213)	(131)
Net cash provided by operating activities	29,452	16,317
Cash flows from investing activities:
Net cash and cash equivalents paid in acquisitions	—	(37,347)
Net increase in loans, net	(47,389)	(149,104)
Proceeds from sale of loans	4,289	4,523
Net decrease in interest-bearing deposits in financial institutions	608	1,484
Maturities and repayments of investment securities	32,742	69,532
Proceeds from sale of investment securities	—	64,662
Purchases of investment securities	(2,511)	(2,603)
Net purchases of FRB and FHLB stock	(2,534)	(4,056)
Purchases of premises and equipment, net	(1,612)	(1,452)
Proceeds from sale of premises and equipment	64	12
Net cash used in investing activities	(16,343)	(54,349)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	99,651	77,786
Net decrease in interest-bearing deposits	(345,582)	(32,932)
Proceeds from issuance of subordinated debentures	—	61,856
Net proceeds from exercise of stock options and vesting of restricted stock	1,876	1,174
Repayment of acquired debt	—	(60,700)
Net increase in borrowings	22,100	15,900
Cash dividends paid	(7,457)	(6,311)
Net cash (used in) provided by financing activities	(229,412)	56,773
Net (decrease) increase in cash and cash equivalents	(216,303)	18,741
Cash and cash equivalents at beginning of period	319,281	104,568
Cash and cash equivalents at end of period	$102,978	$123,309
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$9,799	$6,266
Cash paid during period for income taxes	13,074	6,678
Transfer from loans to loans held-for-sale	4,055	4,217

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 1—BASIS OF PRESENTATION

We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our banking subsidiaries. As of June 30, 2005, those subsidiaries were First National Bank, which we refer to as First National, and Pacific Western National Bank, or Pacific Western. We refer to Pacific Western and First National herein as the “Banks” and when we say “we”, “our” or the “Company”, we mean the Company on a consolidated basis with the Banks. When we refer to “First Community” or to the holding company, we are referring to the parent company on a stand-alone basis.

We have completed thirteen acquisitions since May 2000. This includes the merger whereby the former Rancho Santa Fe National Bank and First Community Bank of the Desert became wholly-owned subsidiaries of the Company in a pooling-of-interests transaction. The other acquisitions have been accounted for using the purchase method of accounting and, accordingly, their operating results have been included in the consolidated financial statements from their respective dates of acquisition.

On May 16, 2005, we filed a registration statement with the SEC regarding the sale of up to 3,400,000 shares of our common stock, no par value per share, which we may offer and sell, from time to time, in amounts, at prices and on terms that we will determine at the time of any particular offering. We expect to use the net proceeds from the sale of our securities to fund future acquisitions of banks and other financial institutions, including First American Bank, as well as for general corporate purposes.

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

NOTE 2—ACQUISITIONS

Since January 1, 2004, we have completed the following two acquisitions using the purchase method of accounting, and accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective dates of acquisition:

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

For each acquisition we developed an integration plan for the consolidated Company which addressed, among other things, requirements for staffing, systems platforms, branch locations and other facilities. The established plans are evaluated regularly during the integration process and modified as required. Merger and integration expenses are summarized in the following primary categories: (i) severance and employee-related charges; (ii) system conversion and integration costs, including contract

NOTE 2—ACQUISITIONS (Continued)

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

The following table presents the activity in the merger-related liability account for the six months ended June 30, 2005:

			Asset Write-
	Severance	System	downs, Lease
	and	Conversion	Terminations
	Employee-	and	and Other
	related	Integration	Facilities-related	Other	Total
	(Dollars in thousands)
Balance at December 31, 2004	$598	$88	$2,629	$1,054	$4,369
Additions related to acquisitions	—	—	—	—	—
Non-cash write-downs and other	—	—	—	(2)	(2)
Reversals to goodwill	(175)	—	(80)	(450)	(705)
Cash outlays	(372)	(56)	(552)	(107)	(1,087)
Balance at June 30, 2005	$51	$32	$1,997	$495	$2,575

On April 28, 2005, we announced that we had entered into a definitive agreement to acquire all of the outstanding common stock and options of First American Bank for $62.3 million in cash. First American Bank had $238.6 million in assets at June 30, 2005. On June 9, 2005, we announced that we had entered into a definitive agreement to acquire all of the outstanding common stock and options of Pacific Liberty Bank for an aggregate of $41.8 million, consisting of First Community common stock and cash delivered to the Pacific Liberty Bank option holders. Pacific Liberty Bank had $151.2 million in assets at June 30, 2005. Both mergers are subject to shareholder and regulatory approval. The First American Bank acquisition is currently expected to close on August 12, 2005, and the Pacific Liberty Bank acquisition is currently expected to close early in the fourth quarter of 2005.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets arise from purchase business combinations. Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are tested for impairment no less than annually. During 2005 no impairment of goodwill and other intangible assets has been recognized. Intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment annually. The amortization expense represents the estimated decline in the value of the underlying deposits or loan customers acquired. We estimate the expense related to the intangible assets will range from $2.6 million to $3.3 million per year for the next five years.

The carrying amount of goodwill was $234.0 million at June 30, 2005 and $234.4 million at December 31, 2004. The reduction of goodwill relates to the determination that certain estimated accrued merger costs and related deferred tax assets were no longer required.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The following table presents the changes in the gross amounts of core deposit and customer relationship intangibles and the related accumulated amortization for quarters ended June 30, 2005 and 2004.

	Core Deposit
	and Customer
	Relationship
	Intangible
	2005	2004
	(Dollars in thousands)
Gross amount:
Balance as of January 1,	$29,646	$25,835
Additions	—	3,811
Balance as of June 30,	29,646	29,646
Accumulated amortization:
Balance as of January 1,	(7,051)	(3,798)
Amortization	(1,626)	(1,517)
Balance as of June 30,	(8,677)	(5,315)
Net balance as of June 30,	$20,969	$24,331

NOTE 4—INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale as of June 30, 2005 are as follows:

	June 30, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
U.S. Treasury and government agency securities	$12,567	$—	$217	$12,350
Municipal securities	9,524	216	15	9,725
Mortgage-backed and other securities	194,611	322	2,597	192,336
Total	$216,702	$538	$2,829	$214,411

The maturity distribution based on amortized cost and fair value as of June 30, 2005, by contractual maturity, is shown below. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity distribution as of June 30, 2005
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$7,512	$7,452
Due after one year through five years	28,689	28,215
Due after five years through ten years	20,073	20,311
Due after ten years	160,428	158,433
Total	$216,702	$214,411

NOTE 4—INVESTMENT SECURITIES (Continued)

The following table presents the fair value and the unrealized loss on securities that were temporarily impaired as of June 30, 2005.

	Less than 12 months		12 months or longer		Total
Descriptions of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and government agency securities	$2,477	$12	$9,784	$205	$12,261	$217
Municipal securities	1,535	4	574	11	2,109	15
Mortgage-backed and other securities	29,537	60	138,480	2,537	168,017	2,597
Total temporarily impaired securities	$33,549	$76	$148,838	$2,753	$182,387	$2,829

The temporary impairment is a result of the level of market interest rates and is not a result of the underlying issuers’ ability to repay. Accordingly, we have not recognized the temporary impairment in our consolidated statement of earnings.

NOTE 5—NET EARNINGS PER SHARE

The following is a summary of the calculation of basic and diluted net earnings per share for the quarters and six months ended June 30, 2005 and 2004.

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
			(In thousands, except per share data)
Net earnings	$11,818	$8,838	$22,080	$16,338
Weighted average shares outstanding used for basic net earnings per share	15,972.8	15,489.7	15,915.5	15,470.7
Effect of restricted stock and dilutive stock options	354.0	465.7	377.5	486.0
Diluted weighted average shares outstanding	16,326.8	15,955.4	16,293.0	15,956.7
Net earnings per share:
Basic	$0.74	$0.57	$1.39	$1.06
Diluted	$0.72	$0.55	$1.36	$1.02

Diluted earnings per share does not include all potentially dilutive shares that may result from outstanding stock options and restricted and performance stock awards which may eventually vest. The number of common shares underlying stock options and shares of restricted and performance stock which were outstanding but not included in the calculation of diluted net earnings per share were 686,730 and 1,076,958 for the quarters ended June 30, 2005 and 2004 and 663,243 and 1,056,592 for the six months ended June 30, 2005 and 2004.

NOTE 6—STOCK COMPENSATION

Stock Options.

We adopted the fair value method of accounting for stock options effective January 1, 2003, using the prospective method of transition specified in Statement of Financial Accounting Standard (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. The cost of all stock options granted on or after January 1, 2003, is based on their fair value and is included as a component of compensation expense over the vesting period for such options.

NOTE 6—STOCK COMPENSATION (Continued)

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Reported net earnings	$11,818	$8,838	$22,080	$16,338
Add: Stock based compensation expense included in net earnings, net of tax	375	731	954	1,111
Deduct: All stock based compensation expense, net of tax	(443)	(869)	(1,089)	(1,386)
Pro forma net earnings	$11,750	$8,700	$21,945	$16,063
Basic net earnings per share as reported	$0.74	$0.57	$1.39	$1.06
Pro forma basic net earnings per share	$0.74	$0.56	$1.38	$1.04
Diluted net earnings per share as reported	$0.72	$0.55	$1.36	$1.02
Pro forma diluted net earnings per share	$0.72	$0.55	$1.35	$1.01

Restricted and Performance Stock.

At June 30, 2005, there were 338,012 shares of unvested restricted common stock and 115,000 shares of unvested performance common stock outstanding. The granted shares of restricted common stock vest over a service period of three to four years from date of the grant. The granted shares of performance common stock vest in full or in part on the date the Compensation, Nominating and Governance (“CNG”) Committee of the Board of Directors, as Administrator of the Company’s 2003 Stock Incentive Plan (the “Plan”), determines that the Company achieved certain financial goals established by the CNG Committee and set forth in the grant documents. During the first quarter of 2005, the CNG Committee determined that certain financial goals were met and vested 50% of the granted performance common stock. Although the remaining shares of unvested performance stock expire in July 2010, we expect 57,500 shares to vest in March 2006 and the remaining 57,500 shares to vest in March 2007. Both restricted common stock and performance common stock vest immediately upon a change in control of the Company as defined in the Plan.

Compensation expense related to the restricted and performance stock awards approximated $646,000 and $1.3 million during the quarters ended June 30, 2005 and 2004 and $1.6 million and $1.9 million during the six months ended June 30, 2005 and 2004, and is included in compensation expense in the accompanying consolidated statements of earnings.

NOTE 7—BORROWINGS AND SUBORDINATED DEBENTURES

Borrowings.

At June 30, 2005, we had $233.8 million of borrowings outstanding. Borrowings included advances from the Federal Home Loan Bank of San Francisco (the “FHLB”) of $27.1 million in overnight money and $85.0 million of fixed rate advances which begin to mature in December 2005. The weighted average cost of these borrowings was 3.07% at June 30, 2005. Our aggregate remaining secured borrowing capacity from the FHLB was $508.4 million as of June 30, 2005.

NOTE 7—BORROWINGS AND SUBORDINATED DEBENTURES (Continued)

On August 4, 2005, we amended our revolving lines of credit with U.S. Bank, N.A. and The Northern Trust Company to increase the credit available to the Company. As amended, the Company has a revolving credit line with U.S. Bank for $50 million and with The Northern Trust Company for $20 million. The revolving lines of credit are linked and any draws under the lines are taken from each facility on a pro-rata basis. The revolving credit lines mature on August 3, 2006 and require the Company to maintain certain financial and capital ratios, among other covenants and conditions.

Subordinated Debentures.

The Company had an aggregate of $121.7 million of subordinated debentures outstanding with a weighted average cost of 6.90% at June 30, 2005. The subordinated debentures were issued in seven separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued trust preferred securities. The proceeds from the issuance of the securities were used primarily to fund several of our acquisitions. Generally and with certain limitations, we are permitted to call the debentures in the first five years if the prepayment election relates to one of the following three events: (i) a change in the tax treatment of the debentures stemming from a change in the IRS laws; (ii) a change in the regulatory treatment of the underlying trust preferred securities as Tier 1 capital; and (iii) a requirement to register the underlying trust as a registered investment company. Under certain of our series of issuances, redemption in the first five years may be subject to a prepayment penalty. Trust I may not be called for 10 years from the date of issuance unless one of the three events described above has occurred and then a prepayment penalty applies. In addition, there is a prepayment penalty if the Trust I debentures are called 10 to 20 years from the date of its issuance, although they may be called at par after 20 years.

The following table summarizes the terms of each issuance.

Series	Date Issued	Amount	Maturity Date	Earliest Call Date By Company Without Penalty*	Fixed or Variable Rate	Rate Adjuster	Current Rate**	Next Reset Date
	(Dollars in thousands)
Trust I	9/7/2000	$8,248	9/7/2030	9/7/2020	Fixed	N/A	10.60%	N/A
Trust II	12/18/2001	10,310	12/18/2031	12/18/2006	Variable	3-month LIBOR +3.60%	7.03	9/19/05
Trust III	11/28/2001	10,310	12/8/2031	12/8/2006	Variable	6-month LIBOR +3.75%	7.37	12/8/05
Trust IV	6/26/2002	10,310	6/26/2032	6/26/2007	Variable	3-month LIBOR +3.55%	7.02	9/26/05
Trust V	8/15/2003	10,310	9/17/2033	9/17/2008	Variable	3-month LIBOR +3.10%	6.52	9/19/05
Trust VI	9/3/2003	10,310	9/15/2033	9/15/2008	Variable	3-month LIBOR +3.05%	6.46	9/16/05
Trust VII	2/4/2004	61,856	4/23/2034	4/23/2009	Variable	3-month LIBOR +2.75%	6.44	10/27/05

*                      As described above, certain issuances may be called earlier without penalty upon the occurrence of certain events.

**                 As of July 28, 2005.

As previously mentioned, the subordinated debentures were issued to trusts established by us, which in turn issued $118 million of trust preferred securities. These securities are currently included in our Tier I capital for purposes of determining the Company’s Tier I and total risk-based capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company’s banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, beginning March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity, less goodwill net of any related deferred income tax liability. The regulations currently in effect

NOTE 7—BORROWINGS AND SUBORDINATED DEBENTURES (Continued)

through December 31, 2008, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at June 30, 2005. We expect that our Tier I capital ratios will be at or above the existing well capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

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

Commitments to extend credit amounting to $924.6 million and $849.6 million were outstanding as of June 30, 2005 and December 31, 2004. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit and financial guarantees amounting to $60.3 million and $63.0 million were outstanding as of June 30, 2005 and December 31, 2004. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees expire within one year from the date of issuance. The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate that any material loss will result from the outstanding commitments to extend credit, standby letters of credit or financial guarantees.

Legal Matters.

On June 8, 2004, the Company was served with an amended complaint naming First Community and Pacific Western as defendants in a class action lawsuit filed in Los Angeles Superior Court pending as Case No. BC310846. We are named as defendants in our capacity as alleged successors to First Charter Bank, N.A. (“First Charter”), which the Company acquired in October 2001. A former officer of First Charter, who left First Charter in May of 1997, is also named as a defendant.

On April 18, 2005, the plaintiffs filed the second amended class action complaint. The second amended complaint alleges that a former officer of First Charter who later became a principal of Four Star Financial Services, LLC (“Four Star”), an affiliate of 900 Capital Services, Inc. (“900 Capital”), improperly induced several First Charter customers to invest in 900 Capital or affiliates of 900 Capital and further alleges that Four Star, 900 Capital and some of their affiliated entities perpetuated their fraud upon investors through various First Charter accounts with First Charter’s purported knowing participation in and/or willful ignorance of the scheme. The key allegations against First Charter in the second amended complaint date back to the mid-1990s and the second amended complaint alleges several counts for relief including aiding and abetting, conspiracy, fraud, breach of fiduciary duty, relief pursuant to the California

NOTE 8—COMMITMENTS AND CONTINGENCES (Continued)

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

NOTE 9—REGULATORY MATTERS

On June 14, 2005, the Office of the Comptroller of the  Currency (the “OCC”), informed the Company’s subsidiary First National that, as of June 13, 2005, the OCC had terminated the Memorandum of Understanding (the “MOU”) between the OCC and First National, dated April 8, 2004, relating to Bank Secrecy Act/Anti-Money Laundering (“BSA/AML”) matters.  The MOU required us to evaluate and strengthen our BSA/AML program and processes and was limited in scope to BSA/AML issues. The OCC stated that it had determined that First National had complied with its obligations under the terms of the MOU.

NOTE 10—DIVIDEND APPROVAL

On July 27, 2005, our Board of Directors declared a quarterly cash dividend of $0.25 per common share payable on August 31, 2005 to shareholders of record at the close of business on August 16, 2005.

NOTE 11—IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

On April 14, 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payments, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R was to be effective for us on July 1, 2005. The new rule permits public companies to delay adoption of SFAS No. 123R to the beginning of their next fiscal period beginning after June 15, 2005, which for us would be as of January 1, 2006. SFAS No. 123R addresses the accounting for transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123R eliminates the ability to account for share-based compensation transactions under the intrinsic-value method utilizing Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using the fair-value method. We will adopt SFAS 123R on January 1, 2006, and are presently reviewing the standard to determine what effect, if any, it will have on our financial condition and results of operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q contains certain forward-looking information about the Company and its subsidiaries, which statements are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, implied or projected by, such forward-looking statements. Risks and uncertainties include, but are not limited to:

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

•                    the Company’s ability to complete planned acquisitions, to successfully integrate acquired entities, or to achieve expected synergies and operating efficiencies within expected time-frames or at all;

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

The Banks are full-service community banks offering a broad range of banking products and services including: accepting time and demand deposits; originating commercial loans, including asset-based lending and factoring, real estate and construction loans, Small Business Administration guaranteed loans, or SBA loans, consumer loans, mortgage loans and international loans for trade finance; providing tax free real estate exchange accommodation services; and providing other business-oriented products. At June 30, 2005, our gross loans totaled $2,169.6 million of which 32% consisted of commercial loans, 66% consisted of commercial real estate loans, including construction loans, and 2% consisted of consumer and other loans. Our portfolio’s value and credit quality is affected in large part by real estate trends in Southern California. These percentages also include some foreign loans, primarily to individuals or entities with business in Mexico, representing approximately 5% of total loans.

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

Key Performance Indicators

Among other factors, our operating results depend generally on the following:

The Level of Our Net Interest Income

Net interest income is the excess of interest earned on our interest-earning assets over the interest paid on our interest-bearing liabilities. Our primary interest-earning assets are loans and investment securities. Our primary interest-bearing liabilities are interest-bearing deposits, borrowings, and subordinated debentures. We attempt to increase our net interest income by maintaining a high level of noninterest-bearing deposits to total deposits. At June 30, 2005, approximately 48% of our deposits were noninterest-bearing. Our general policy is to price our deposits in the bottom half or third-quartile of our competitive peer group, resulting in deposit products that bear interest rates at somewhat lower yields. While our deposit balances will fluctuate depending on deposit holders’ perceptions of alternative yields available in the market, we attempt to minimize these variances by attracting noninterest-bearing deposits, which have no expectation of yield. In recent periods we have used the Banks’ secured credit lines with the Federal Home Loan Bank of San Francisco (the “FHLB”) to match-fund the asset based loan portfolio acquired in the FC Financial acquisition and to fund loan demand in the absence of sufficient deposit growth.

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

The Magnitude of Credit Losses

We maintain an allowance for credit losses. Our allowance for credit losses is the sum of our allowance for loan losses and our reserve for unfunded commitments. Provisions for credit losses are charged to operations as and when needed for both on and off balance sheet credit exposure. Loans which are deemed uncollectible are charged off and deducted from the allowance for loan losses. Recoveries on loans previously charged off are added to the allowance for loan losses. We emphasize credit quality in originating and monitoring the loans we make and measure our success by the level of our nonperforming assets. Through focusing on credit quality, the loan portfolio of the Company is generally better than the quality of the loan portfolios we have acquired. Following acquisitions, we work to remove problem loans from the portfolio or allow lower credit quality loans to mature, and seek to replace such loans with obligations from borrowers with higher quality credit. Changes in economic conditions, however, such as increases in the general level of interest rates, could negatively impact our customers and lead to increased provisions for credit losses.

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

Quarterly Period	Ratio
Second quarter 2005	49.1%
First quarter 2005	53.6%
Fourth quarter 2004	58.2	%(1)
Third quarter 2004	55.9%
Second quarter 2004	57.4%

(1)          Excludes securities gains and losses and gain on sale of an acquired charged-off loan.

Additionally, our operating results have been influenced significantly by acquisitions; the two acquisitions we completed since January 1, 2004, added approximately $304.3 million in assets. Our assets at June 30, 2005, total approximately $2.8 billion. While the total amount of noninterest expense has increased from the first quarter of 2004, the efficiency ratio decreased when compared to the same period.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net interest income	$37,212	$31,341	$72,797	$57,675
Noninterest income	3,331	4,079	6,833	8,156
Net revenues	40,543	35,420	79,630	65,831
Provision for credit losses	620	200	1,420	200
Noninterest expense	19,892	20,342	40,843	38,207
Income taxes	8,213	6,040	15,287	11,086
Net earnings(1)	$11,818	$8,838	$22,080	$16,338
Average interest-earning assets	$2,412,154	$2,248,565	$2,415,557	$2,148,533
Profitability measures:
Basic net earnings per share	$0.74	$0.57	$1.39	$1.06
Diluted net earnings per share	$0.72	$0.55	$1.36	$1.02
Net interest margin	6.19%	5.61%	6.08%	5.40%
Return on average assets	1.66%	1.32%	1.56%	1.28%
Return on average equity	12.3%	10.3%	11.7%	9.6%
Efficiency ratio	49.1%	57.4%	51.3%	58.0%

(1)          Our quarterly results include FC Financial subsequent to March 1, 2004, and Harbor National subsequent to April 16, 2004.

The improvement in net earnings in the second quarter of 2005 compared to the same period of 2004 resulted from increased net interest margin and average loan growth. The increase in average loans was due to organic loan growth and loans added to the portfolio from the Harbor National acquisition. Our net interest margin increased 58 basis points to 6.19% for the second quarter of 2005 compared to 5.61% for the same period in 2004. This increase was due to the positive impact the increases in market interest rates have had on our asset-sensitive balance sheet. The decrease in noninterest income for the second quarter of 2005 compared to the same period in 2004 is attributable to lower service fees on deposit accounts. The decrease in noninterest expense for the second quarter of 2005 over the same period of 2004 is largely the result of lower occupancy and professional services costs offset slightly by higher compensation costs.

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

	Quarter Ended June 30,
	2005			2004
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or
	Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of deferred fees and costs(1)(2)	$2,154,171	$40,611	7.56%	$1,896,606	$32,356	6.86%
Investment securities(2)	250,676	1,982	3.17%	320,074	2,363	2.97%
Federal funds sold	7,194	51	2.84%	29,189	67	0.92%
Other earning assets	113	1	2.55%	2,696	15	2.24%
Total interest-earning assets	2,412,154	42,645	7.09%	2,248,565	34,801	6.22%
Noninterest-earning assets:
Other assets	437,401			450,661
Total assets	$2,849,555			$2,699,226
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits
Interest checking	$190,282	30	0.06%	$188,261	28	0.06%
Money market	671,222	1,537	0.92%	680,842	930	0.55%
Savings	88,132	39	0.18%	83,060	26	0.13%
Time certificates of deposit	200,671	814	1.63%	271,007	828	1.23%
Total interest-bearing deposits	1,150,307	2,420	0.84%	1,223,170	1,812	0.60%
Other interest-bearing liabilities	248,597	3,013	4.86%	154,925	1,648	4.28%
Total interest-bearing liabilities	1,398,904	5,433	1.56%	1,378,095	3,460	1.01%
Noninterest-bearing liabilities:
Demand deposits	1,030,239			938,913
Other liabilities	34,038			36,507
Total liabilities	2,463,181			2,353,515
Shareholders’ equity	386,374			345,711
Total liabilities and shareholders’ equity	$2,849,555			$2,699,226
Net interest income		$37,212			$31,341
Net interest spread			5.53%			5.22%
Net interest margin			6.19%			5.61%

(1)          Includes nonaccrual loans and loan fees.

(2)          Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

Second quarter analysis.   The increase in net interest income and our net interest margin for the second quarter of 2005 compared to the same period in 2004 is the result of increased average loan balances and loan yield offset by the increased cost of interest-bearing deposits and increased average borrowings. The significant amount of noninterest-bearing demand deposits we maintain also helps to bolster net interest income and expand our net interest margin; we averaged $1,030.2 million of noninterest-bearing deposits during the second quarter of 2005, or 47% of average total deposits, compared to $938.9 million for the same period of 2004. Our overall cost of deposits, which includes demand deposits, was 0.45% for the second quarter of 2005, compared to 0.34% in the second quarter of 2004.

Average loans increased $257.6 million to $2,154.2 million for the second quarter of 2005 compared to $1,896.6 million for the same period of 2004. Such increase was due to organic loan growth of $212.1 million since June 30, 2004, and $133.8 million of loans acquired in the Harbor National acquisition. The 70 basis point increase in average loan yield to 7.56% for the second quarter of 2005 compared to 6.86% for the same period of 2004 was due to the positive impact increased market interest rates have had on our interest-rate sensitive loan portfolio. If market interest rates were to increase further from their levels at June 30, 2005, and we were to increase our prime lending rate, approximately 61% of our June 30, 2005, loan portfolio, or $1,329.1 million, would be eligible to reprice upward. At June 30, 2005, our prime lending rate was 6.00%, a 200 basis point increase over our rate of 4.00% at June 30, 2004; we increased our prime rate to 6.25% on July 1, 2005.

Average interest-bearing deposits decreased $72.9 million to $1,150.3 million for the second quarter of 2005 compared to $1,223.2 million for the same period of 2004. Beginning in the fourth quarter of 2004 and continuing through the second quarter of 2005, we increased rates on money market and selected time deposit account categories in response to competition as market rates have increased. The combination of the increased rates and average balances caused interest expense on deposits to increase by $608,000 for the second quarter of 2005 compared to the same period of 2004. The average balance of other interest-bearing liabilities, which includes subordinated debentures and overnight and term borrowings from the FHLB, increased $93.7 million to $248.6 million for the second quarter of 2005 compared to $154.9 million for the same period in 2004. This increase is due to increased FHLB borrowings used to fund loan growth. FHLB borrowings will continue to be used to fund loan demand in the absence of sufficient deposit growth.

	Six Months Ended June 30,
	2005			2004
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or
	Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of deferred fees and costs(1)(2)	$2,131,386	$78,549	7.43%	$1,755,080	$58,581	6.71%
Investment securities(2)	257,389	4,045	3.17%	362,241	5,484	3.04%
Federal funds sold	26,526	302	2.30%	29,617	141	0.96%
Other earning assets	256	3	2.36%	1,595	17	2.14%
Total interest-earning assets	2,415,557	82,899	6.92%	2,148,533	64,223	6.01%
Noninterest-earning assets:
Other assets	440,287			426,602
Total assets	$2,855,844			$2,575,135
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits
Interest checking	$189,286	58	0.06%	$184,777	56	0.06%
Money market	708,155	2,738	0.78%	641,623	1,740	0.55%
Savings	84,907	64	0.15%	78,687	49	0.13%
Time certificates of deposit	208,163	1,546	1.50%	275,750	1,738	1.27%
Total interest-bearing deposits	1,190,511	4,406	0.75%	1,180,837	3,583	0.61%
Other interest-bearing liabilities	239,326	5,696	4.80%	132,828	2,965	4.49%
Total interest-bearing liabilities	1,429,837	10,102	1.42%	1,313,665	6,548	1.00%
Noninterest-bearing liabilities:
Demand deposits	1,006,353			882,407
Other liabilities	37,664			36,246
Total liabilities	2,473,854			2,232,318
Shareholders’ equity	381,990			342,817
Total liabilities and shareholders’ equity	$2,855,844			$2,575,135
Net interest income		$72,797			$57,675
Net interest spread			5.50%			5.01%
Net interest margin			6.08%			5.40%

(1)   Includes nonaccrual loans and loan fees.

(2)          Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

Six Month Analysis.   The growth in net interest income and the 68 basis point increase in our net interest margin for the six month period ended June 30, 2005, compared to the same period of 2004 was the result of increased average loan balances and loan yields offset by the increased cost of our deposits and increased borrowings, including subordinated debt.

Interest income increased $18.7 million mostly as a result of the $376.3 million increase in average loans for the first six months of 2005, when compared to the same period of 2004. The increase in average loans is due to organic loan growth coupled with the impact of the $209.8 million in loans acquired in the FC Financial and Harbor National acquisitions during the first half of 2004. In addition, our loan yield increased 72 basis points for the six months ended June 30, 2005 compared to the same period of 2004 as we increased our prime lending rate in response to the increase in market rates.

Interest expense increased $3.6 million year-over-year due to both an increase in the cost and volume of our funding sources. The cost of our interest-bearing liabilities increased to 1.42% for the six months ended June 30, 2005, from 1.00% for the six months ended June 30, 2004. The cost of our interest-bearing deposits increased 14 basis points for the six months ended June 30, 2005 compared to the same period in 2004; we continue to increase selected deposit rates in response to competition as market rates have increased. The cost of all of our deposits, including demand deposits, was 0.40% for the year-to-date 2005 period compared to 0.35% for the same period of 2004. The significant amount of noninterest-bearing demand deposits as a percentage of total average deposits helps control our overall deposit costs. Demand deposits averaged $1.0 billion, or 46% of average deposits, during the first half of 2005 compared to $882.4 million, or 43% of average deposits, for the first half of 2004. Average other interest-bearing liabilities, which include FHLB advances and subordinated debt, increased $106.5 million and were used to fund loan growth and acquisitions. The cost of other interest bearing liabilities increased 31 basis points as these borrowings continue to reprice in the higher interest rate environment.

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

During the second quarter of 2005, we recorded a provision for credit losses of $620,000, which is comprised of a provision for loan losses of $450,000 and an addition to the reserve for unfunded loan commitments of $170,000. The provision for loan losses was made in response to the level of nonaccrual loans and to a lesser extent for increased average loan balances for both the quarter and year-to-date periods. The provision for credit losses was $200,000 during the second quarter of 2004.

Noninterest Income.   The following table summarizes noninterest income by category for the periods indicated.

	Quarter Ended(1)
	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004
	(In thousands)
Service charges and fees on deposit accounts	$1,558	$1,704	$1,837	$2,036	$2,126
Other commissions and fees	1,076	997	902	948	981
Gain on sale of loans, net	144	115	1,265	233	135
Loss on sale of securities	—	—	(36)	—	—
Increase in cash surrender value of life insurance	412	417	444	458	489
Other income	141	269	267	404	348
Total noninterest income	$3,331	$3,502	$4,679	$4,079	$4,079

(1)          Our quarterly results include FC Financial subsequent to March 1, 2004, and Harbor National subsequent to April 16, 2004.

Noninterest income declined for both the quarter and six months ended June 30, 2005, compared to the same periods for 2004. The decreases in noninterest income result largely from lower service charges and fees on deposit accounts which have declined due to increased earnings credits tied to the increased market interest rates for business accounts. NSF fees received have also declined as we have worked to reduce our overdraft exposure in relation to certain customers. Although gain on sale of loans relates primarily to selling the guaranteed portion of SBA loans, the fourth quarter of 2004 included a $975,000 gain on the sale of an acquired charged-off loan; there was no such item in the other quarterly amounts presented. Other income includes loan referral fees related to programs for SBA loans and single family mortgages; these fees decreased $243,000 for the second quarter of 2005 and $217,000 for the six months ended June 30, 2005, when compared to the same periods in 2004 as a result of lower volume in these programs.

Noninterest Expense.   The following table summarizes noninterest expense by category for the periods indicated.

	Quarter Ended(1)
	June 30, 2005	March 31, 2005	December 31, 2004		September 30, 2004	June 30, 2004
	(Dollars in thousands)
Salaries and employee benefits	$11,436	$11,853	$12,758		$11,721	$11,016
Occupancy	2,485	2,563	2,629		2,664	2,851
Furniture and equipment	645	666	704		732	748
Data processing	1,221	1,120	1,264		1,041	1,146
Other professional services	631	1,191	1,592		1,070	792
Business development	260	259	300		385	301
Communications	474	455	492		492	528
Insurance and assessments	433	445	426		428	414
Intangible asset amortization	813	813	837		899	826
Other	1,494	1,586	1,426		1,453	1,720
Total noninterest expense	$19,892	$20,951	$22,428		$20,885	$20,342
Efficiency ratio	49.1%	53.6%	58.2	%(2)	55.9%	57.4%

(1)          Our quarterly results include FC Financial subsequent to March 1, 2004, and Harbor National subsequent to April 16, 2004.

(2)          Excludes securities gains and losses and gain on sale of an acquired charged-off loan.

The $450,000 decrease in noninterest expense for the second quarter of 2005 when compared to the same period of 2004 is due largely to reduced occupancy, other professional services and other costs offset by increased compensation. The increased compensation expense is largely the result of pay rate increases, staff additions to support expanded lending activity and increased incentive compensation accruals offset partially by decreased amortization of restricted and performance stock awards. Compensation expense related to restricted stock and performance stock was $646,000 for the second quarter of 2005 compared to $1.3 million for the second quarter of 2004. The decrease in occupancy costs is primarily the result of $295,000 in leasehold improvement write-offs related to the relocation of a branch office incurred in second quarter 2004; there is no similar cost in any of the other quarterly amounts presented. The decrease in other professional services is due mainly to insurance company reimbursements of approximately $500,000 in legal fees received in the second quarter of 2005. Excluding these legal fee reimbursements, other professional services costs would have increased for the second quarter of 2005 compared to the same period in 2004 as a result of legal costs for certain outstanding litigation and our on-going cost of compliance with the Sarbanes-Oxley Act.

The decrease in noninterest expense for the second quarter of 2005 compared to the first quarter of 2005 was due mainly to less compensation and other professional services expenses. The decrease in compensation is attributed to the timing of payroll taxes. The decrease in other professional services is attributed to the legal fee reimbursements referred to above.

Other noninterest expense includes, among other items, customer related expenses, stationery and supplies, miscellaneous staffing costs, fees paid to correspondent banks, shareholder expenses, director fees and operational losses. The decline in other expenses for the second quarter of 2005 compared to the same period of 2004 and the first quarter of 2005 is mostly a result of costs related to terminated acquisition discussions; we expensed $158,000 in the second quarter of 2004 and $53,000 in the first quarter of 2005.

The $2.6 million increase in noninterest expense for the six month period ended June 30, 2005 compared to the same period of 2004 is due largely to increased compensation. Compensation increased as a result of additional staff added through acquisitions and increased incentive accruals and employee benefits. Professional service costs increased for legal matters and compliance with the Sarbanes-Oxley Act.

Income Taxes.   Our statutory income tax rate is approximately 42.0%, representing a blend of the statutory federal income tax rate of 35.0% and the California income tax rate of 10.84%. Due to the exclusion from taxable income of income on certain investments, our actual effective income tax rates ranged from 40.4% to 41.0% for the quarters and six months ended June 30, 2005 and 2004.

Balance Sheet Analysis

Loans.   The following table presents the balance of each major category of loans at the dates indicated.

	At June 30, 2005		At December 31, 2004
	Amount	% of total	Amount	% of total
	(Dollars in thousands)
Loan Category:
Domestic:
Commercial	$587,716	27%	$604,995	28%
Real estate, construction	438,740	20	410,167	19
Real estate, mortgage	991,556	46	967,270	46
Consumer	43,965	2	42,723	2
Foreign:
Commercial	97,672	5	88,428	4
Other, including real estate	9,962	—	11,731	1
Gross loans	2,169,611	100%	2,125,314	100%
Less: deferred fees and costs	(7,389)		(7,143)
Less: allowance for loan losses	(28,794)		(26,682)
Total net loans	$2,133,428		$2,091,489

Allowance for Credit Losses.   The allowance for loan losses and the reserve for unfunded loan commitments when combined are referred to as the allowance for credit losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities. On December 31, 2004, we reclassified to other liabilities our reserve for unfunded loan commitments which was previously included with the allowance for loan losses. Such reclassification is reflected in the following tables for periods prior to January 1, 2005. When determining the amount of our allowance for loan losses applicable to the real estate loan portion of our portfolio, we include both real estate loan balances and real estate loan commitments because the commitments relate to loans which already exist and the commitment amounts will be disbursed.  The reserve for unfunded loan commitments applies only to non-real estate loans. At June 30, 2005, the allowance for credit losses totaled $31.5 million and was comprised of the allowance for loan losses of $28.8 million and the reserve for unfunded loan commitments of $2.7 million.

The following table presents the changes in our allowance for loan losses for the periods indicated.

	As of or for the Quarters Ended
	6/30/05	3/31/05	12/31/04	9/30/04	6/30/04
	(Dollars in thousands)
Balance at beginning of period	$28,064	$26,682	$26,620	$27,619	$25,368
Loans charged off:
Commercial	(195)	(177)	(42)	(1,570)	(205)
Real estate—construction	—	—	—	—	—
Real estate—mortgage	(11)	(80)	(91)	(7)	(30)
Consumer	(40)	(65)	(34)	(69)	(31)
Foreign	—	(696)	—	—	(3)
Total loans charged off	(246)	(1,018)	(167)	(1,646)	(269)
Recoveries on loans charged off:
Commercial	440	1,216	218	286	688
Real estate—construction	—	—	—	—	—
Real estate—mortgage	7	1	8	11	40
Consumer	79	43	82	66	71
Foreign	—	—	16	19	—
Total recoveries on loans charged off	526	1,260	324	382	799
Net recoveries (charge-offs)	280	242	157	(1,264)	530
Provision for loan losses	450	1,140	(95)	265	200
Additions due to acquisitions	—	—	—	—	1,521
Balance at end of period	$28,794	$28,064	$26,682	$26,620	$27,619
Ratios:
Allowance for loan losses to loans, net	1.33%	1.32%	1.26%	1.29%	1.42%
Allowance for loan losses to nonaccrual loans	144.1%	129.4%	299.4%	398.9%	322.7%
Annualized net recoveries (charge-offs) to average loans	0.05%	0.05%	0.03%	(0.25)%	0.11%

The allowance for loan losses increased by $730,000 since March 31, 2005. The increase in the allowance is due to the provision of $450,000 combined with net recoveries during the quarter of $280,000. Management utilizes information currently available to evaluate the allowance for loan losses. However, the allowance for loan losses is subjective in nature and may be adjusted in the future depending on changes in economic conditions or other factors. Although management has established an allowance for loan losses that it considers adequate, there can be no assurance that the established allowance for loan losses will be sufficient to offset losses on loans in the future.

The following table presents the changes in our reserve for unfunded loan commitments for the periods indicated:

	For the Quarters Ended
	6/30/05	3/31/05	12/31/04	9/30/04	6/30/04
	(Dollars in thousands)
Balance at beginning of period	$2,485	$2,825	$2,730	$2,730	$2,690
Provision	170	(340)	95	—	—
Additions due to acquisitions	—	—	—	—	40
Balance at end of period	$2,655	$2,485	$2,825	$2,730	$2,730

The reserve for unfunded loan commitments was increased by $170,000 during the second quarter of 2005 in recognition of the increased level of non-real estate lending commitments. The adequacy of the reserve for unfunded loan commitments is assessed by management quarterly utilizing the same methodology as that used for the allowance for loan losses.

The following table presents the changes in our allowance for credit losses:

	As of or for the Quarters Ended
	6/30/05	3/31/05	12/31/04	9/30/04	6/30/04
	(Dollars in thousands)
Balance at beginning of period	$30,549	$29,507	$29,350	$30,349	$28,058
Provision for credit losses	620	800	—	265	200
Net recoveries (charge-offs)	280	242	157	(1,264)	530
Additions due to acquisitions	—	—	—	—	1,561
Balance at end of period	$31,449	$30,549	$29,507	$29,350	$30,349
Allowance for credit losses to loans, net of deferred fees and costs	1.45%	1.44%	1.39%	1.43%	1.56%
Allowance for credit losses to nonaccrual loans	157.4%	140.9%	331.1%	439.8%	354.6%
Allowance for credit losses to nonperforming assets	157.4%	140.9%	331.1%	439.8%	354.6%

Credit Quality.   We define nonperforming assets to include: (i) loans past due 90 days or more and still accruing; (ii) loans which have ceased accruing interest, which we refer to as “nonaccrual loans”; and (iii) assets acquired through foreclosure, including other real estate owned. “Impaired loans” are loans for which it is probable that we will not be able to collect all amounts due according to the original contractual terms of the loan agreement. Nonaccrual loans may include impaired loans and are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days.

Nonaccrual loans decreased to $20.0 million, or 0.92% of loans net of deferred fees and costs, at June 30, 2005, from $21.7 million, or 1.02% of loans net of deferred fees and costs, at March 31, 2005. The $1.7 million second quarter decrease in nonaccruals was comprised of $6.3 million of pay-offs and cash collections and additions of $4.6 million.  The payoffs and cash collections included $1.6 million related to our foreign nonaccrual loans and $2.8 million related to a secured credit we placed on nonaccrual status in the first quarter of 2005. The second quarter of 2005 additions relate mainly to two well-secured real estate loan relationships totaling $3.3 million.

Included in the nonaccrual balance at June 30, 2005, were two relationships in our foreign portfolio totaling $7.1 million. The decline in the balance of these foreign relationships from the $8.8 million reported at March 31, 2005, is due to a combination of borrower payments and insurance proceeds as the majority of our exposure in the foreign loan portfolio is covered by third party insurance arrangements. Under these insurance arrangements, we have deductibles ranging from zero to $120,000 per relationship plus loss retention of up to 20% of the balance after applying the deductible. After consideration of our insurance arrangements, charge-offs, and specific allocations of the allowance for loan losses, we estimate our remaining exposure to these two foreign relationships to be approximately $565,000 at June 30, 2005.

Management is not aware of any additional significant loss potential that has not already been considered in the estimation of the allowance for loan losses. As of June 30, 2005, we had no loans past due 90 days and still accruing interest. We believe we have adequate reserves on these loans to cover the loss exposure as measured by our methodology.

The following table shows the historical trends in our loans, allowance for loan losses, nonperforming assets and key credit quality statistics as of and for the periods indicated.

	As of or for the Quarters Ended
	6/30/05	3/31/05	12/31/04	9/30/04	6/30/04
	(Dollars in thousands)
Loans, net of deferred fees and costs	$2,162,222	$2,128,333	$2,118,171	$2,055,701	$1,950,101
Allowance for loan losses	28,794	28,064	26,682	26,620	27,619
Average loans, net of deferred fees and costs	2,154,171	2,108,348	2,075,962	2,001,796	1,896,606
Nonaccrual loans	$19,984	$21,680	$8,911	$6,674	8,559
Other real estate owned	—	—	—	—	—
Nonperforming assets	$19,984	$21,680	$8,911	$6,674	$8,559
Impaired loans, gross	$19,984	$21,680	$8,911	$6,674	$8,559
Allowance for loan losses allocated to impaired loans	(1,002)	(861)	(561)	(1,100)	(1,772)
Net investment in impaired loans	$18,982	$20,819	$8,350	$5,574	$6,787
Charged-off loans	$(246)	$(1,018)	$(167)	$(1,646)	$(269)
Recoveries	526	1,260	324	382	799
Net recoveries (charge-offs)	$280	$242	$157	$(1,264)	$530
Allowance for loan losses to loans, net of deferred fees and costs	1.33%	1.32%	1.26%	1.29%	1.42%
Allowance for loan losses to nonaccrual loans and leases	144.1	129.4	299.4	398.9	322.7
Allowance for loan losses to nonperforming assets	144.1	129.4	299.4	398.9	322.7
Nonperforming assets to loans and OREO	0.92	1.02	0.42	0.32	0.44
Annualized net recoveries (charge offs) to average loans, net of deferred fees and costs	0.05	0.05	0.03	(0.25)	0.11
Nonaccrual loans to loans, net of deferred fees and costs	0.92	1.02	0.42	0.32	0.44

Deposits.   The following table presents the balance of each major category of deposits at the dates indicated.

	At June 30, 2005		At December 31, 2004
	Amount	% of deposits	Amount	% of deposits
	(Dollars in thousands)
Noninterest-bearing	$1,041,367	48%	$941,716	39%
Interest-bearing:
Interest checking	180,742	8	189,598	8
Money market accounts	680,851	31	994,730	41
Savings	87,459	4	83,092	3
Time deposits under $100,000	74,549	3	80,047	3
Time deposits over $100,000	121,491	6	143,207	6
Total interest-bearing	1,145,092	52	1,490,674	61
Total deposits	$2,186,459	100%	$2,432,390	100%

Deposit balances decreased by $245.9 million from December 31, 2004, to June 30, 2005. The year-end 2004 money market account balance included a short-term $365 million interest-bearing deposit received on December 31, 2004, which has since been withdrawn by the customer. Excluding the $365 million deposit, our deposit balances increased by $119.1 million during 2005. Noninterest-bearing demand deposits increased $99.7 million from year-end including $66.3 million during the second quarter.

At June 30, 2005, deposits of foreign customers, primarily located in Mexico and Canada, totaled $108.2 million or 5% of total deposits.

Regulatory Matters

The regulatory capital guidelines as well as the actual capital ratios for First National, Pacific Western, and the Company as of June 30, 2005, are as follows:

	Minimum Regulatory Requirements	Actual
	Well Capitalized	Pacific Western	First National	Company Consolidated
Tier 1 leverage capital ratio	5.00%	9.57%	10.16%	10.23%
Tier 1 risk-based capital ratio	6.00%	9.79%	10.58%	10.47%
Total risk-based capital	10.00%	10.84%	11.84%	11.71%

We have issued and outstanding trust preferred securities totaling $118.0 million, which are treated as regulatory capital for purposes of determining the Company’s capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company’s banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, effective March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity, less goodwill net of any related deferred income tax liability. The regulations currently in effect through December 31, 2008 limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at June 30, 2005. We expect that our Tier I capital ratios will be at or above the existing well-capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

On June 14, 2005, the Office of the Comptroller of the  Currency (the “OCC”) informed the Company’s subsidiary First National that as of June 13, 2005, the OCC had terminated the Memorandum of Understanding (the “MOU”) between the OCC and First National, dated April 8, 2004, relating to Bank Secrecy Act/Anti-Money Laundering (“BSA/AML”) matters.  The MOU required us to evaluate and strengthen our BSA/AML program and processes and was limited in scope to BSA/AML issues. The OCC stated that it had determined that First National had complied with its obligations under the terms of the MOU.

Liquidity Management

Liquidity.   The goals of our liquidity management are to ensure the ability of the Company to meet its financial commitments when contractually due and to respond to other demands for funds such as the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers who may need assurance that sufficient funds will be available to meet their credit needs. We have an Executive Asset/Liability Management Committee, or Executive ALM Committee, which is comprised of members of senior management and responsible for managing balance sheet and off-balance sheet commitments to meet the needs of customers while achieving our financial objectives. Our Executive ALM Committee meets regularly to review funding capacities, current and forecasted loan demand, and investment opportunities.

Historically, the overall liquidity source of the Banks is their core deposit base. The Banks have not relied on large denomination time deposits. To meet short-term liquidity needs, the Banks maintain balances in Federal funds sold, interest-bearing deposits in other financial institutions and investment securities having maturities of five years or less as well as secured lines of credit. On a consolidated basis, liquid assets (cash, Federal funds sold, interest-bearing deposits in financial institutions and investment securities available-for-sale) as a percent of total deposits were 14.5% as of June 30, 2005.

As an additional source of liquidity, the Banks maintain unsecured lines of credit of $120 million with correspondent banks for purchase of overnight funds. These lines are subject to availability of funds. The Banks have also established secured borrowing relationships with the FHLB which allow the Banks to borrow approximately $620.5 million in the aggregate. Before 2004, the Banks rarely used either of these facilities. However, beginning in 2004 the Banks used the secured borrowing facility at the FHLB in order to meet loan demand and to repay borrowings acquired in the FC Financial acquisition.

The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from the Banks and our ability to raise capital, issue subordinated debt and secure outside borrowings. On May 16, 2005, we filed a registration statement with the SEC regarding the sale of up to 3,400,000 shares of our common stock, no par value per share, which we may offer and sell, from time to time, in amounts, at prices and on terms that we will determine at the time of any particular offering. We expect to use the net proceeds from the sale of our securities to fund future acquisitions of banks and other financial institutions, including First American Bank, as well as for general corporate purposes. On August 4, 2005, we amended our revolving lines of credit with U.S. Bank, N.A. and The Northern Trust Company to increase the credit available to the Company.  As amended, the Company has a revolving credit line with U.S. Bank for $50 million and with The Northern Trust Company for $20 million.  The revolving lines of credit are linked and any draws under the lines are taken from each facility on a pro-rata basis. The revolving credit lines mature on August 3, 2006 and are secured by a pledge of all of the outstanding capital stock of Pacific Western.  The credit agreements require the Company to maintain certain financial and capital ratios, among other covenants and conditions.

Our primary source of income is the receipt of dividends from the Banks. The availability of dividends from the Banks is subject to limitations imposed by applicable federal laws and regulations. Dividends paid by national banks such as First National and Pacific Western are regulated by the OCC under its general supervisory authority as it relates to a bank’s capital requirements. A national bank may declare a dividend without the approval of the OCC as long as the total dividends declared in a calendar year do not exceed the total of net profits for that year combined with the retained profits for the preceding two years. During the quarter ended June 30, 2005, First Community received dividends of $19.5 million from the Banks. The amount of dividends available for payment by the Banks to the holding company at June 30, 2005, was $34.3 million. In addition, our ability to pay dividends is limited by certain provisions of our credit agreements with U.S. Bank, N.A. and The Northern Trust Company.  Both agreements provide that we may not declare or pay any dividend on the Company’s common stock in any quarter if such dividend, when added together with any purchases or redemptions of the Company’s capital stock and the previous three quarterly cash dividends declared and paid, would exceed fifty percent (50%) of the Company’s consolidated net income for the immediately preceding four quarterly periods.

Contractual Obligations.   The known contractual obligations of the Company at June 30, 2005, are as follows:

	At June 30, 2005 and Due
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(In thousands)
Short-term debt obligations	$92,100	$—	$—	$—	$92,100
Long-term debt obligations	—	20,000	—	121,654	141,654
Operating lease obligations	7,362	12,920	9,754	20,866	50,902
Other contractual obligations	2,852	2,561	—	—	5,413
Total	$102,314	$35,481	$9,754	$142,520	$290,069

Debt obligations are discussed in Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1. Unaudited Consolidated Financial Statements.” Operating lease obligations are discussed in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. The other contractual obligations relate to the minimum liability associated with our data and item processing contract with a third-party provider. The contractual obligations table above does not include our merger-related liability which was $2.6 million at June 30, 2005. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1. Unaudited Consolidated Financial Statements.”

We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity, and continued deposit gathering activities. We believe we have in place sufficient borrowing mechanisms for short-term liquidity needs.

Off-Balance Sheet Arrangements

Our obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded. At June 30, 2005, our loan-related commitments, including standby letters of credit and financial guarantees, totaled $984.9 million. The commitments which result in a funded loan increase our profitability through net interest income. Therefore, during the year, we manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources have been and are expected to be sufficient to meet the cash requirements of our lending activities.

Asset/Liability Management and Interest Rate Sensitivity

Interest Rate Risk.   Our market risk arises primarily from credit risk and interest rate risk inherent in our lending and deposit gathering activities. To manage our credit risk, we rely on adherence to our underwriting standards and loan policies as well as our allowance for credit losses methodology. To manage our exposure to changes in interest rates, we perform asset and liability management activities which are governed by guidelines pre-established by our Executive ALM Committee and approved by our Board of Directors’ Asset/Liability Management Committee (“Board ALCO”). Our Executive ALM Committee and Board ALCO monitor our compliance with our asset/liability policies. These policies focus on providing sufficient levels of net interest income while considering acceptable levels of interest rate exposure as well as liquidity and capital constraints.

Market risk sensitive instruments are generally defined as derivatives and other financial instruments, which include investment securities, loans, deposits, and borrowings. At June 30, 2005, we had not used any derivatives to alter our interest rate risk profile or for any other reason. However, both the repricing characteristics of our fixed rate loans and floating rate loans, as well as our significant percentage of noninterest-bearing deposits compared to interest-earning assets, may influence our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, interest-bearing deposits in financial institutions, Federal Reserve Bank and Federal Home Loan Bank stock, investment securities, deposits, borrowings and subordinated debentures.

We measure our interest rate risk position on a monthly basis using three methods: (i) net interest income simulation analysis; (ii) market value of equity modeling; and (iii) traditional gap analysis. The results of these analyses are reviewed by the Executive ALM Committee monthly and the Board ALCO quarterly. If hypothetical changes to interest rates cause changes to our simulated net present value of equity and/or net interest income outside our pre-established limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits. We evaluated the results of our net interest income simulation and market value of equity models prepared as of June 30, 2005. These simulation models demonstrate that our balance sheet is asset-sensitive. An asset-sensitive balance sheet suggests that in a rising interest rate environment, our net interest margin would increase, and during a falling or sustained low interest rate environment, our net interest margin would decrease.

Net interest income simulation.   We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of June 30, 2005. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

This analysis calculates the difference between net interest income forecasted using both increasing and declining interest rate scenarios and net interest income forecasted using a base market interest rate derived from the current treasury yield curve. In order to arrive at the base case, we extend our balance sheet at June 30, 2005 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of June 30, 2005. Based on such repricings, we calculated an estimated net interest income and net interest margin. The effects of certain balance sheet attributes, such as fixed-rate loans, floating rate loans that have reached their floors and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

The net interest income simulation model includes various assumptions regarding the repricing relationship for each of our assets and liabilities. Many of our assets are floating rate loans, which are assumed to reprice immediately and to the same extent as the change in market rates according to their contracted index. Some loans and investment vehicles include the opportunity of prepayment (imbedded options) and the simulation model uses national indexes to estimate these prepayments and reinvest the proceeds therefrom at current simulated yields. Our deposit products reprice at our discretion and are assumed to reprice more slowly, usually repricing less than the change in market rates.

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

The following table presents as of June 30, 2005, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points.

Interest rate scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$174,872	16.8%	7.05%	1.00%
Up 200 basis points	$166,543	11.2%	6.72%	0.67%
Up 100 basis points	$158,132	5.6%	6.38%	0.33%
BASE CASE	$149,736	—	6.05%	—
Down 100 basis points	$142,372	(4.9)%	5.76%	(0.29)%
Down 200 basis points	$137,000	(8.5)%	5.54%	(0.51)%
Down 300 basis points	$131,507	(12.2)%	5.32%	(0.73)%

Our simulation results indicate our interest rate risk position was asset sensitive as the simulated impact of an immediate upward movement in interest rates would result in increases in net interest income over the subsequent 12 month period while an immediate downward movement in interest rates would result in a decrease in net interest income over the next 12 months. Our base case calculation takes into account the 0.25% increase in the Federal Reserve Bank federal funds rate that took effect June 30, 2005, and the 0.25% increase in the Banks’ prime lending rate that took effect July 1, 2005. We tend to discount the simulated results of a significant downward movement in interest rates as not realistic given current market interest rates and expectations for future market interest rate increases.

Given the recent increases in short-term market interest rates and market indications of a continued rising interest rate environment, we performed an additional net interest income simulation analysis assuming 0.25% increases in market interest rates at the end of September and December 2005. We extended our balance sheet at June 30, 2005 one year and repriced any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of June 30, 2005. We used the same underlying assumptions as those used in our net interest income simulation described above.

Based on the assumed gradual rise in market interest rates, we calculated a different base case for our forecasted net interest income and net interest margin. We compared these results to the results of our original net interest income simulation model. The following table shows that our forecasted net interest income and net interest margin may increase over the next 12 months given either a gradual increase in rates or an immediate shift upward in rates, but we may earn less interest income or have a lower net interest margin if rates were to increase gradually instead of all at one time.

Net Interest Income			Net Interest Margin
(In thousands)
Original Base Case	Original with 100 basis point parallel shift	Original with 25 basis point increments	Original Base Case	Original with 100 basis point parallel shift	Original with 25 basis point increments
$149,736	$158,132	$152,825	6.05%	6.38%	6.17%

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

The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at June 30, 2005. The following table shows the projected change in the market value of equity for the set of rate shocks presented as of June 30, 2005.

Interest rate scenario	Estimated Market Value	Percentage change From Base	Percentage of total assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$662,227	10.6%	23.3%	168.4%
Up 200 basis points	$643,889	7.6%	22.6%	163.7%
Up 100 basis points	$623,336	4.1%	21.9%	158.5%
BASE CASE	$598,685	—	21.1%	152.2%
Down 100 basis points	$563,397	(5.9)%	19.8%	143.3%
Down 200 basis points	$516,621	(13.7)%	18.2%	131.4%
Down 300 basis points	$465,998	(22.2)%	16.4%	118.5%

The results of our market value of equity model indicate that an immediate and sustained increase in interest rates would increase the market value of equity from the base case while a decrease in interest rates would decrease the market value of equity.

Gap analysis.   As part of the interest rate management process we use a gap analysis. A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest-sensitive assets and interest-bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match the volume of interest sensitive assets and interest bearing liabilities repricing over different time intervals. The main focus of this interest rate management tool is the gap sensitivity identified as the cumulative one year gap. The following table illustrates the volume and repricing characteristics of our balance sheet at June 30, 2005 over the indicated time intervals.

	At June 30, 2005
	Amounts Maturing or Repricing In
	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Non-sensitive(1)	Total
	(Dollars in thousands)
ASSETS
Cash and deposits in financial institutions	$94	$—	$—	$—	$90,078	$90,172
Federal funds sold	12,900	—	—	—	—	12,900
Investment securities	53,520	71,880	95,529	20,341	—	241,270
Loans, net of deferred fees and costs	1,401,759	55,525	636,651	68,287		2,162,222
Other assets	—	—	—	—	336,639	336,639
Total assets	$1,468,273	$127,405	$732,180	$88,628	$426,717	$2,843,203
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$—	$—	$—	$—	$1,041,367	$1,041,367
Interest-bearing demand, money market and savings	949,052	—	—	—	—	949,052
Time deposits	101,577	84,013	10,350	100	—	196,040
Borrowings	27,100	65,000	20,000	—	—	112,100
Subordinated debentures	103,096	10,310	—	8,248	—	121,654
Other liabilities	—	—	—	—	29,754	29,754
Shareholders’ equity	—	—	—	—	393,236	393,236
Total liabilities and shareholders’ equity	$1,180,825	$159,323	$30,350	$8,348	$1,464,357	$2,843,203
Period gap	$287,448	$(31,918)	$701,830	$80,280	$(1,037,640)
Cumulative interest-earning assets	$1,468,273	$1,595,678	$2,327,858	$2,416,486
Cumulative interest-bearing liabilities	$1,180,825	$1,340,148	$1,370,498	$1,378,846
Cumulative gap	$287,448	$255,530	$957,360	$1,037,640
Cumulative interest-earning assets to cumulative interest-bearing liabilities	124.3%	119.1%	169.9%	175.3%
Cumulative gap as a percent of:
Total assets	10.1%	9.0%	33.7%	36.5%
Interest-earning assets	11.9%	10.6%	39.6%	42.9%

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

The preceding table indicates that we had a positive one year cumulative gap of $255.5 million, or 9.0% of total assets, at June 30, 2005. This gap position suggests that we are asset-sensitive and if rates were to increase, our net interest margin would most likely increase. Conversely, if rates were to fall during this period, interest income would decline by a greater amount than interest expense and net income would decrease. The ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities maturing or repricing within one year at June 30, 2005 is 119.1%. This one year gap position indicates that interest income is likely to be affected to a greater extent than interest expense for any changes in interest rates within one year from June 30, 2005.

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

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

On June 8, 2004, the Company was served with an amended complaint naming First Community and Pacific Western as defendants in a class action lawsuit filed in Los Angeles Superior Court pending as Case No. BC310846. We are named as defendants in our capacity as alleged successors to First Charter Bank, N.A. (“First Charter”), which the Company acquired in October 2001. A former officer of First Charter, who left First Charter in May of 1997, is also named as a defendant.

On April 18, 2005, the plaintiffs filed the second amended class action complaint. The second amended complaint alleges that a former officer of First Charter who later became a principal of Four Star Financial Services, LLC (“Four Star”), an affiliate of 900 Capital Services, Inc. (“900 Capital”), improperly induced several First Charter customers to invest in 900 Capital or affiliates of 900 Capital and further alleges that Four Star, 900 Capital and some of their affiliated entities perpetuated their fraud upon investors through various First Charter accounts with First Charter’s purported knowing participation in and/or willful ignorance of the scheme. The key allegations against First Charter in the second amended complaint date back to the mid-1990s and the second amended complaint alleges several counts for relief including aiding and abetting, conspiracy, fraud, breach of fiduciary duty, relief pursuant to the California Business and Professions Code, negligence and relief under the California Securities Act stemming from an alleged fraudulent scheme and sale of securities issued by 900 Capital and Four Star. In disclosures provided to the parties, plaintiffs have asserted that the named plaintiffs have suffered losses well in excess of $3.85 million, and plaintiffs have asserted that “losses to the class total many tens of millions of dollars.” While we understand that the plaintiffs intend to seek to certify a class for purposes of pursuing a class action, a class has not yet been certified and no motion for class certification has been filed.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Repurchases of Common Stock

Through the Company’s Directors Deferred Compensation Plan, or the DDCP, participants in the DDCP may invest deferred amounts in the Company’s common stock. The Company has the discretion whether to track purchases of common stock as if made, or to fully fund the DDCP via actual purchases of common stock with deferred amounts. Purchases of Company common stock by the rabbi trust of the DDCP are considered repurchases of common stock by the Company since the rabbi trust is an asset of the Company. Actual purchases of Company common stock via the DDCP are made through open market purchases pursuant to the terms of the DDCP, which since the amendment of the DDCP in August 2003 includes a predetermined formula and schedule for the purchase of such stock in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. Pursuant to the terms of the DDCP, generally, purchases are actually made or deemed to be made in the open market on the 15th of the month (or the next trading day), beginning March 15th, following the day on which deferred amounts are contributed to the DDCP. The table below summarizes the purchases actually made by the DDCP during the quarter ended June 30, 2005.

	Total Shares Purchased	Average Price Per Share	Shares Purchased As Part of a Publicly- Announced Program	Maximum Shares Still Available for Repurchase
April 1 – April 30, 2005	—	—	N/A	N/A
May 1 – May 31, 2005	—	—	N/A	N/A
June 1 – June 30, 2005	2,685	$46.29	N/A	N/A
Total	2,685	$46.29	N/A	N/A

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)          The Company held its annual meeting of shareholders on May 25, 2005.

(b)         The following directors were elected at the annual meeting to serve until the next annual meeting of shareholders and thereafter until their successors are duly elected and qualified:

Stephen M. Dunn
John M. Eggemeyer
Barry C. Fitzpatrick
Charles H. Green
Susan E. Lester
Timothy B. Matz
Arnold W. Messer
Daniel B. Platt
Robert A. Stine
Matthew P. Wagner
David S. Williams

(c)          At the annual meeting, shareholders voted on the election of the Company’s directors. All nominees for director were elected. The results of the voting were as follows:

Matter	For	Against/ Withheld	Abstentions	Broker Non-votes
Election of Directors:
Stephen M. Dunn	13,211,719	33,577	—	—
John M. Eggemeyer	11,792,201	1,453,095	—	—
Barry C. Fitzpatrick	13,211,678	33,618	—	—
Charles H. Green	13,211,378	33,918	—	—
Susan E. Lester	13,091,834	153,462	—	—
Timothy B. Matz	12,984,994	260,302	—	—
Arnold W. Messer	13,211,568	33,728	—	—
Daniel B. Platt	13,079,703	165,593	—	—
Robert A. Stine	13,091,944	153,352	—	—
Matthew P. Wagner	13,211,568	33,728	—	—
David S. Williams	13,092,216	153,080	—	—

ITEM 5. Other Information

(a) On August 4, 2005, we amended our revolving lines of credit with U.S. Bank, N.A. and The Northern Trust Company to increase the credit available to the Company. As amended, the Company has a revolving credit line with U.S. Bank for $50 million and with The Northern Trust Company for $20 million.  The revolving lines of credit are linked and any draws under the lines are taken from each facility on a pro-rata basis. The revolving credit lines mature on August 3, 2006 and require the Company to maintain certain financial and capital ratios, among other covenants and conditions.

ITEM 6. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of First Community Bancorp, as amended to date (Exhibit 3.1 to Form 10-Q filed on November 14, 2002 and incorporated herein by this reference).
3.2	Bylaws of First Community Bancorp, as amended to date (Exhibit 4.2 to Form S-3 filed on June 11, 2002 and incorporated herein by this reference).
10.30	Second Amendment to Revolving Credit Agreement, dated as of August 4, 2005, between First Community Bancorp and The Northern Trust Company.
10.31	Third Amendment to Revolving Credit Agreement, dated as of August 4, 2005, between First Community Bancorp and U.S. Bank, N.A.
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY BANCORP
Date: August 5, 2005
/s/ VICTOR R. SANTORO
Victor R. Santoro
Executive Vice President and Chief Financial Officer