Form 10-Q
period 2005-09-30
FIRST COMMUNITY BANCORP /CA/
filed 2005-10-28
CIK 1102112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of October 25, 2005 there were 17,911,660 shares of the registrant’s common stock outstanding, excluding 396,165 shares of unvested restricted stock.

PART I—FINANCIAL INFORMATION

ITEM 1. Unaudited Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Dollars in thousands, except share data)
Assets:
Cash and due from banks	$106,674	$72,581
Federal funds sold	79,200	246,700
Total cash and cash equivalents	185,874	319,281
Interest-bearing deposits in financial institutions	52	702
Investments:
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	26,302	24,112
Securities available-for-sale (amortized cost of $229,894 at September 30, 2005 and $247,930 at December 31, 2004)	226,375	245,395
Total investments	252,677	269,507
Loans, net of fees	2,303,373	2,118,171
Less: allowance for loan losses	(29,241)	(26,682)
Net loans	2,274,132	2,091,489
Premises and equipment, net	18,990	14,919
Accrued interest receivable	10,920	9,058
Goodwill	271,600	234,360
Core deposit and customer relationship intangibles	26,582	22,595
Cash surrender value of life insurance	55,350	52,283
Other assets	33,357	32,660
Total assets	$3,129,534	$3,046,854
Liabilities and Shareholders’ Equity:
Liabilities:
Noninterest-bearing deposits	$1,117,808	$941,716
Interest-bearing deposits	1,292,488	1,490,674
Total deposits	2,410,296	2,432,390
Accrued interest payable and other liabilities	34,489	28,934
Borrowings	111,000	90,000
Subordinated debentures	121,654	121,654
Total liabilities	2,677,439	2,672,978
Shareholders’ equity:
Preferred stock, no par value; Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, no par value; Authorized 30,000,000 shares; issued and outstanding 17,522,538 and 16,267,862 at September 30, 2005 and December 31, 2004 (includes 396,165 and 585,416 shares of unvested restricted stock, respectively)	372,421	318,880
Unearned equity compensation	(9,795)	(11,445)
Retained earnings	91,511	67,911
Accumulated other comprehensive income:
Unrealized losses on securities available-for-sale, net	(2,042)	(1,470)
Total shareholders’ equity	452,095	373,876
Total liabilities and shareholders’ equity	$3,129,534	$3,046,854

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Interest income:
Interest and fees on loans	$44,533	$34,755	$123,082	$93,336
Interest on federal funds sold	564	139	866	280
Interest on interest-bearing deposits in financial institutions	2	12	5	29
Interest on investment securities	1,635	2,045	5,680	7,529
Total interest income	46,734	36,951	129,633	101,174
Interest expense:
Deposits	3,014	1,728	7,420	5,311
Borrowings	740	338	2,501	551
Subordinated debentures	2,200	1,635	6,135	4,387
Total interest expense	5,954	3,701	16,056	10,249
Net interest income	40,780	33,250	113,577	90,925
Provision for credit losses	—	265	1,420	465
Net interest income after provision for credit losses	40,780	32,985	112,157	90,460
Noninterest income:
Service charges and fees on deposit accounts	1,594	2,036	4,856	6,461
Other commissions and fees	1,055	948	3,128	2,788
Gain on sale of loans, net	208	233	467	539
Gain on sale of securities, net	—	—	—	30
Increase in cash surrender value of life insurance	392	458	1,221	1,454
Other income	265	404	675	963
Total noninterest income	3,514	4,079	10,347	12,235
Noninterest expense:
Compensation	12,107	11,721	35,396	32,462
Occupancy	2,819	2,664	7,867	7,829
Furniture and equipment	679	732	1,990	2,219
Data processing	1,223	1,041	3,564	3,212
Other professional services	1,741	1,070	3,563	2,534
Business development	334	385	853	951
Communications	516	492	1,445	1,517
Insurance and assessments	411	428	1,289	1,221
Intangible asset amortization	915	899	2,541	2,416
Other	1,468	1,453	4,548	4,731
Total noninterest expense	22,213	20,885	63,056	59,092
Earnings before income taxes	22,081	16,179	59,448	43,603
Income taxes	9,087	6,603	24,374	17,689
Net earnings	$12,994	$9,576	$35,074	$25,914
Per share information:
Number of shares (weighted average)
Basic	16,425.3	15,538.6	16,087.3	15,493.5
Diluted	16,747.6	16,044.9	16,449.9	15,987.1
Net earnings per share
Basic	$0.79	$0.62	$2.18	$1.67
Diluted	$0.78	$0.60	$2.13	$1.62
Dividends declared per share	$0.25	$0.22	$0.72	$0.6275

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Net earnings	$12,994	$9,576	$35,074	$25,914
Other comprehensive income, net of related income taxes:
Unrealized gains on securities:
Unrealized holding (losses) gains arising during the period	(713)	2,207	(572)	41
Reclassifications of realized losses included in income	—	—	—	142
Other comprehensive income	(713)	2,207	(572)	183
Comprehensive income	$12,281	$11,783	$34,502	$26,097

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$35,074	$25,914
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,477	7,043
Provision for credit losses	1,420	465
Gain on sale of loans	(467)	(539)
Gain on sale of securities	—	(30)
(Gain) loss on sale of premises and equipment	(2)	18
Amortization of unearned compensation related to restricted stock	2,793	4,409
Tax benefit of stock option exercises and vesting of restricted and performance stock	1,699	914
(Decrease) increase in accrued and deferred income taxes, net	(876)	9,347
Decrease (increase) in other assets	2,507	(4,587)
Decrease in accrued interest payable and other liabilities	(1,365)	(10,198)
Dividends on FHLB stock	(362)	(223)
Net cash provided by operating activities	46,898	32,533
Cash flows from investing activities:
Net cash and cash equivalents acquired (paid) in acquisitions	61,492	(37,347)
Net increase in loans, net	(84,932)	(261,201)
Proceeds from sale of loans	7,520	9,989
Net decrease in interest-bearing deposits in financial institutions	650	2,472
Maturities and repayments of investment securities	53,907	89,678
Proceeds from sale of investment securities	—	64,662
Purchases of investment securities	(37,379)	(2,721)
Net purchases of FRB and FHLB stock	(221)	(5,922)
Purchases of premises and equipment, net	(2,103)	(1,923)
Proceeds from sale of premises and equipment	64	18
Net cash used in investing activities	(1,002)	(142,295)
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	86,428	87,270
Net decrease in interest-bearing deposits	(325,956)	(59,826)
Proceeds from issuance of subordinated debentures	—	61,856
Proceeds from issuance of common stock	49,046	—
Net proceeds from exercise of stock options and vesting of restricted stock	1,653	1,782
Repayment of acquired debt	—	(60,700)
Net increase in borrowings	21,000	91,800
Cash dividends paid	(11,474)	(9,727)
Net cash (used in) provided by financing activities	(179,303)	112,455
Net (decrease) increase in cash and cash equivalents	(133,407)	2,693
Cash and cash equivalents at beginning of period	319,281	104,568
Cash and cash equivalents at end of period	$185,874	$107,261
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$15,384	$9,809
Cash paid during period for income taxes	24,077	11,188
Transfer from loans to loans held-for-sale	7,087	9,450
Transfer of loans to other real estate owned	43	—

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

NOTE 1—BASIS OF PRESENTATION

We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our banking subsidiaries. As of September 30, 2005, those subsidiaries were First National Bank, which we refer to as First National, and Pacific Western National Bank, or Pacific Western. We refer to Pacific Western and First National herein as the “Banks” and when we say “we”, “our” or the “Company”, we mean the Company on a consolidated basis with the Banks. When we refer to “First Community” or to the holding company, we are referring to the parent company on a stand-alone basis.

We have completed fourteen acquisitions from May 2000 through September 30, 2005. This includes the merger whereby the former Rancho Santa Fe National Bank and First Community Bank of the Desert became wholly-owned subsidiaries of the Company in a pooling-of-interests transaction. The other acquisitions have been accounted for using the purchase method of accounting and, accordingly, their operating results have been included in the consolidated financial statements from their respective dates of acquisition.

On May 16, 2005, we filed a registration statement with the SEC regarding the sale of up to 3,400,000 shares of our common stock, no par value per share, which we may offer and sell, from time to time, in amounts, at prices and on terms that we will determine at the time of any particular offering. We expect to use the net proceeds from the sale of our securities to fund future acquisitions of banks and other financial institutions, as well as for general corporate purposes. To date, we have issued 1,044,680 shares of common stock under this registration statement for net proceeds of $49 million. We used these proceeds to augment our capital in support of the First American Bank acquisition.

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

NOTE 1—BASIS OF PRESENTATION (Continued)

(c) Reclassifications

Certain prior period amounts have been reclassified to conform to the current year’s presentation.

NOTE 2—ACQUISITIONS

From January 1, 2004, through September 30, 2005, we have completed the following three acquisitions using the purchase method of accounting, and accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective dates of acquisition:

	FC Financial	Harbor National	First American Bank
	March 2004	April 2004	September 2005
	(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$3,965	$34,338	$121,178
Interest-bearing deposits in financial institutions	—	3,468	—
Investment securities	—	993	1,607
Loans, net	72,708	132,272	106,227
Premises and equipment	106	1,394	4,458
Goodwill	22,580	21,408	37,649
Core deposit and customer relationship intangible assets	2,518	1,293	6,528
Other assets	4,268	2,942	8,293
Total assets acquired	106,145	198,108	285,940
Liabilities assumed:
Noninterest-bearing deposits	—	(60,752)	(89,664)
Interest-bearing deposits	—	(96,031)	(127,770)
Borrowings	(60,700)	—	—
Accrued interest payable and other liabilities	(5,445)	(5,675)	(8,820)
Total liabilities assumed	(66,145)	(162,458)	(226,254)
Total cash consideration paid	$40,000	$35,650	$59,686

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

First American Bank.

On August 12, 2005, we acquired First American Bank, or First American, based in Rosemead, California. We paid approximately $59.7 million in cash to First American Bank

NOTE 2—ACQUISITIONS (Continued)

shareholders, and caused First American to pay $2.6 million in cash for all outstanding options to purchase First American common stock. The aggregate deal value was approximately $62.3 million. We made this acquisition to expand our presence in Los Angeles County, California. At the time of the merger, First American was merged into Pacific Western.

Pacific Liberty.

On October 7, 2005, we acquired Pacific Liberty Bank, or Pacific Liberty, based in Huntington Beach, California. We issued approximately 784,000 shares of our common stock to the Pacific Liberty shareholders and caused Pacific Liberty to pay $5.0 million in cash for all outstanding options to purchase Pacific Liberty common stock. The aggregate deal value was approximately $41.6 million. We made this acquisition to expand our presence in Orange County, California. At the time of the merger, Pacific Liberty was effectively merged into Pacific Western.

Pacific Liberty had approximately $161 million in assets as of the acquisition date. In the allocation of the purchase price, goodwill of $24.1 million was recognized. The allocation of the purchase price is preliminary and is expected to change as further information regarding the fair values of assets acquired and liabilities assumed is obtained. An unaudited summary of our allocation of the Pacific Liberty purchase price follows.

Pacific Liberty
(In thousands)
Assets acquired:
Cash and cash equivalents	$31,437
Investment securities	990
Loans, net	119,212
Premises and equipment	44
Goodwill	24,112
Other assets	4,487
Total assets acquired	180,282
Liabilities assumed:
Noninterest-bearing deposits	(45,894)
Interest-bearing deposits	(95,959)
Accrued interest payable and other liabilities	(1,787)
Total liabilities assumed	(143,640)
Total consideration paid	$36,642

Cedars Bank.

On September 13, 2005, First Community announced that it had entered into a definitive agreement to acquire all of the outstanding common stock and options of Cedars Bank in exchange for $120.0 million in cash. Cedars Bank had $485.7 million in assets at June 30, 2005, and six branch offices. The acquisition of Cedars Bank is subject to regulatory approval and the approval of Cedars Bank shareholders, and is currently expected to close in the first quarter of 2006. Upon completion of the acquisition, Cedars Bank will be merged into Pacific Western.

Merger Related Liabilities.

All of the acquisitions consummated after December 31, 2000 were completed using the purchase method of accounting. Accordingly, we recorded the estimated merger-related charges associated with each acquisition as a liability at closing when allocating the related purchase price.

NOTE 2—ACQUISITIONS (Continued)

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

The following table presents the activity in the merger-related liability account for the nine months ended September 30, 2005:

			Asset Write-
	Severance	System	downs, Lease
	and	Conversion	Terminations
	Employee-	and	and Other
	related	Integration	Facilities-related	Other	Total
	(Dollars in thousands)
Balance at December 31, 2004	$598	$88	$2,629	$1,054	$4,369
Additions related to acquisitions	1,525	325	100	2,328	4,278
Non-cash write-downs and other	—	—	—	(2)	(2)
Reversals to goodwill	(175)	—	(80)	(450)	(705)
Cash outlays	(1,776)	(161)	(729)	(2,255)	(4,921)
Balance at September 30, 2005	$172	$252	$1,920	$675	$3,019

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets result from purchase business combinations. Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are tested for impairment no less than annually. We completed our annual impairment analysis during the second quarter of 2005 and determined that our intangible assets were not impaired. Intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment annually. The amortization expense represents the estimated decline in the value of the underlying deposits or loan customers acquired. We estimate the expense related to the intangible assets will range from $3.3 million to $3.6 million per year for the next five years. We recorded a $6.5 million core deposit intangible asset related to the First American acquisition during the third quarter of 2005.

The carrying amount of goodwill was $271.6 million at September 30, 2005 and $234.4 million at December 31, 2004. The increase relates to the First American acquisition.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The following table presents the changes in the gross amounts of core deposit and customer relationship intangibles and the related accumulated amortization for the nine months ended September 30, 2005 and 2004.

	Core Deposit
	and Customer
	Relationship
	Intangible
	2005	2004
	(Dollars in thousands)
Gross amount:
Balance as of January 1,	$29,646	$25,835
Additions	6,528	3,811
Balance as of September 30,	36,174	29,646
Accumulated amortization:
Balance as of January 1,	(7,051)	(3,799)
Amortization	(2,541)	(2,416)
Balance as of September 30,	(9,592)	(6,215)
Net balance as of September 30,	$26,582	$23,431

NOTE 4—INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale as of September 30, 2005 are as follows:

	September 30, 2005
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
U.S. Treasury and government agency securities	$47,440	$—	$332	$47,108
Municipal securities	9,012	143	36	9,119
Mortgage-backed and other securities	173,442	197	3,491	170,148
Total	$229,894	$340	$3,859	$226,375

The maturity distribution based on amortized cost and fair value as of September 30, 2005, by contractual maturity, is shown below. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity distribution as of
	September 30, 2005
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$12,202	$12,130
Due after one year through five years	56,730	56,050
Due after five years through ten years	19,076	19,019
Due after ten years	141,886	139,176
Total	$229,894	$226,375

NOTE 4—INVESTMENT SECURITIES (Continued)

The following table presents the Company’s gross unrealized losses in our investment portfolio and related fair value, grouped by investment category and the length of time that such securities have been in a continuous unrealized loss position as of September 30, 2005.

	Less than 12 months		12 months or longer		Total
Descriptions of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Treasury and government agency securities	$37,244	$107	$9,767	$225	$47,011	$332
Municipal securities	1,898	18	567	18	2,465	36
Mortgage-backed and other securities	36,038	494	121,733	2,997	157,771	3,491
Total temporarily impaired securities	$75,180	$619	$132,067	$3,240	$207,247	$3,859

All individual securities that have been in a continuous unrealized loss position for 12 months or longer at September 30, 2005 were securities that have been issued by U.S. agencies and have a AAA credit rating as determined by various rating agencies. These securities have fluctuated in value since their purchase dates as a result of changes in market interest rates. We concluded that the continuous unrealized loss position for the past 12 months on our securities is a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay and are, therefore, temporarily impaired. In addition, we have the ability to hold these securities until their fair value recovers to their cost. Accordingly, we have not recognized the temporary impairment in our consolidated statement of earnings.

NOTE 5—NET EARNINGS PER SHARE

The following is a summary of the calculation of basic and diluted net earnings per share for the quarters and nine months ended September 30, 2005 and 2004.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net earnings	$12,994	$9,576	$35,074	$25,914
Weighted average shares outstanding used for basic net earnings per share	16,425.3	15,538.6	16,087.3	15,493.5
Effect of restricted stock and dilutive stock options	322.3	506.3	362.6	493.6
Diluted weighted average shares outstanding	16,747.6	16,044.9	16,449.9	15,987.1
Net earnings per share:
Basic	$0.79	$0.62	$2.18	$1.67
Diluted	$0.78	$0.60	$2.13	$1.62

Diluted earnings per share does not include all potentially dilutive shares that may result from outstanding stock options and restricted and performance stock awards which may eventually vest. The number of common shares underlying stock options and shares of restricted and performance stock which were outstanding but not included in the calculation of diluted net earnings per share were 639,980 and 991,112 for the quarters ended September 30, 2005 and 2004 and 599,647 and 1,003,797 for the nine months ended September 30, 2005 and 2004.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Reported net earnings	$12,994	$9,576	$35,074	$25,914
Add: Stock based compensation expense included in net earnings, net of tax	666	1,447	1,620	2,557
Deduct: All stock based compensation expense, net of tax	(734)	(1,584)	(1,823)	(2,969)
Pro forma net earnings	$12,926	$9,439	$34,871	$25,502
Basic net earnings per share as reported	$0.79	$0.62	$2.18	$1.67
Pro forma basic net earnings per share	$0.79	$0.61	$2.17	$1.65
Diluted net earnings per share as reported	$0.78	$0.60	$2.13	$1.62
Pro forma diluted net earnings per share	$0.77	$0.59	$2.12	$1.60

Restricted and Performance Stock.

At September 30, 2005, there were 281,165 shares of unvested restricted common stock and 115,000 shares of unvested performance common stock outstanding. The granted shares of restricted common stock vest over a service period of three to four years from date of the grant. The granted shares of performance common stock vest in full or in part on the date the Compensation, Nominating and Governance (“CNG”) Committee of the Board of Directors, as Administrator of the Company’s 2003 Stock Incentive Plan (the “Plan”), determines that the Company achieved certain financial goals established by the CNG Committee and set forth in the grant documents. During the first quarter of 2005, the CNG Committee determined that certain financial goals were met and vested 50% of the granted performance common stock. Although the remaining shares of unvested performance stock expire in July 2010, we expect 57,500 shares to vest in March 2006 and the remaining 57,500 shares to vest in March 2007. Both restricted common stock and performance common stock vest immediately upon a change in control of the Company as defined in the Plan.

Compensation expense related to the restricted and performance stock awards approximated $1.1 million and $2.5 million during the quarters ended September 30, 2005 and 2004 and $2.8 million and $4.4 million during the nine months ended September 30, 2005 and 2004, and is included in compensation expense in the accompanying consolidated statements of earnings.

NOTE 7—BORROWINGS AND SUBORDINATED DEBENTURES

Borrowings.

At September 30, 2005, we had $111.0 million of borrowings outstanding. Borrowings included overnight Federal Funds purchased from correspondent banks in the amount of $26.0 million and $85.0 million in fixed rate advances from the Federal Home Loan Bank of San Francisco (the “FHLB”) which begin to mature in December 2005. The weighted average cost of these borrowings was 3.21% at September 30, 2005. Our aggregate remaining secured borrowing capacity from the FHLB was $561.7 million as of September 30, 2005.

On August 4, 2005, we amended our revolving lines of credit with U.S. Bank, N.A. and The Northern Trust Company to increase the credit available to the Company. As amended, the Company has a revolving credit line with U.S. Bank for $50 million and with The Northern Trust Company for $20 million. The revolving lines of credit are linked and any draws under the lines are taken from each facility on a pro-rata basis. The revolving credit lines mature on August 3, 2006 and require the Company to maintain certain financial and capital ratios, among other covenants and conditions. As of September 30, 2005, we, and where applicable, the Banks, were in compliance with all covenants covering both agreements.

Subordinated Debentures.

The Company had an aggregate of $121.7 million of subordinated debentures outstanding with a weighted average cost of 7.30% at September 30, 2005. The subordinated debentures were issued in seven separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued trust preferred securities. The proceeds from the issuance of the securities were used primarily to fund several of our acquisitions. Generally and with certain limitations, we are permitted to call the debentures in the first five years if the prepayment election relates to one of the following three events: (i) a change in the tax treatment of the debentures stemming from a change in the IRS laws; (ii) a change in the regulatory treatment of the underlying trust preferred securities as Tier 1 capital; and (iii) a requirement to register the underlying trust as a registered investment company. Under certain of our series of issuances, redemption in the first five years may be subject to a prepayment penalty. Trust I may not be called for 10 years from the date of issuance unless one of the three events described above has occurred and then a prepayment penalty applies. In addition, there is a prepayment penalty if the Trust I debentures are called 10 to 20 years from the date of its issuance, although they may be called at par after 20 years.

The following table summarizes the terms of each issuance.

Series	Date Issued	Amount	Earliest Call Date By Company Without Penalty*	Fixed or Variable Rate	Rate Adjuster	Current Rate**	Next Reset Date
	(Dollars in thousands)
Trust I	9/7/2000	$8,248	9/7/2020	Fixed	N/A	10.60%	N/A
Trust II	12/18/2001	10,310	12/18/2006	Variable	3-month LIBOR +3.60%	7.49	12/17/2005
Trust III	11/28/2001	10,310	12/8/2006	Variable	6-month LIBOR +3.75%	7.37	12/8/2005
Trust IV	6/26/2002	10,310	6/26/2007	Variable	3-month LIBOR +3.55%	7.51	12/24/2005
Trust V	8/15/2003	10,310	9/17/2008	Variable	3-month LIBOR +3.10%	6.99	12/18/2005
Trust VI	9/3/2003	10,310	9/15/2008	Variable	3-month LIBOR +3.05%	6.92	12/13/2005
Trust VII	2/4/2004	61,856	4/23/2009	Variable	3-month LIBOR +2.75%	6.99	1/27/2006

*       As described above, certain issuances may be called earlier without penalty upon the occurrence of certain events.

**     As of October 27, 2005.

NOTE 7—BORROWINGS AND SUBORDINATED DEBENTURES (Continued)

As previously mentioned, the subordinated debentures were issued to trusts established by us, which in turn issued $118 million of trust preferred securities. These securities are currently included in our Tier I capital for purposes of determining the Company’s Tier I and total risk-based capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company’s banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, beginning March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity less goodwill net of any related deferred income tax liability. The regulations currently in effect through December 31, 2008, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at September 30, 2005. We expect that our Tier I capital ratios will be at or above the existing well-capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

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

Commitments to extend credit amounting to $1,004.8 million and $849.6 million were outstanding as of September 30, 2005 and December 31, 2004. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit and financial guarantees amounting to $63.7 million and $63.0 million were outstanding as of September 30, 2005 and December 31, 2004. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees expire within one year from the date of issuance. The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate that any material loss will result from the outstanding commitments to extend credit, standby letters of credit or financial guarantees.

Legal Matters.

On June 8, 2004, the Company was served with an amended complaint naming First Community and Pacific Western as defendants in a class action lawsuit filed in Los Angeles Superior Court pending as Gilbert et. al v. Cohn et al, Case No. BC310846 (the “Gilbert Litigation”). A former officer of First Charter Bank, N.A. (“First Charter”), which the Company acquired in October 2001, was also named as a

NOTE 8—COMMITMENTS AND CONTINGENCES (Continued)

defendant. That former officer left First Charter in May of 1997 and later became a principal of Four Star Financial Services, LLC (“Four Star”), an affiliate of 900 Capital Services, Inc. (“900 Capital”),

On April 18, 2005, the plaintiffs filed the second amended class action complaint. The second amended complaint alleged that the former officer of First Charter improperly induced several First Charter customers to invest in 900 Capital or affiliates of 900 Capital and further alleges that Four Star, 900 Capital and some of their affiliated entities perpetuated their fraud upon investors through various accounts at First Charter, First Community and Pacific Western with those banks’ purported knowing participation in and/or willful ignorance of the scheme. The key allegations in the second amended complaint dated back to the mid-1990s and the second amended complaint alleged several counts for relief including aiding and abetting, conspiracy, fraud, breach of fiduciary duty, relief pursuant to the California Business and Professions Code, negligence and relief under the California Securities Act stemming from an alleged fraudulent scheme and sale of securities issued by 900 Capital and Four Star. In disclosures provided to the parties, plaintiffs have asserted that the named plaintiffs have suffered losses well in excess of $3.85 million, and plaintiffs have asserted that “losses to the class total many tens of millions of dollars.” While we understand that the plaintiffs intend to seek to certify a class for purposes of pursuing a class action, a class has not yet been certified and no motion for class certification has been filed. On June 15, 2005, we filed a demurrer to the second amended complaint, and on August 22, 2005, the Court sustained our demurrer as to each of the counts therein, granting plaintiffs leave to amend on four of the six counts, and dismissing the other counts outright. The plaintiffs’ third amended complaint is currently due on November 1, 2005.

On August 12, 2005, the Company was notified by Progressive Casualty Insurance Company (“Progressive”), its primary insurance carrier with respect to the Gilbert Litigation, that Progressive has determined that, based upon the allegations in the second amended complaint filed in the Gilbert Litigation, there is no coverage with respect to the Gilbert Litigation under the Company’s insurance policy with Progressive. Progressive also notified the Company that it was withdrawing its agreement to fund defense costs for the Gilbert Litigation and reserving its right to seek reimbursement from the Company for any defense costs advanced pursuant to the insurance policy. Through October 21, 2005, Progressive had advanced to the Company approximately $690,000 of defense costs with respect to the Gilbert Litigation.

On August 12, 2005, Progressive filed an action in federal district court for declaratory relief, currently pending as Progressive Casualty Insurance Company, etc., v. First Community Bancorp, etc., et al., Case No. 05-5900 SVW (MAWx) (the “Progressive Litigation”), seeking a  declaratory judgment with respect to the parties’ rights and obligations under Progressive’s policy with the Company. On October 11, 2005, the Company filed in federal court a motion to dismiss or stay the Progressive Litigation.

The Company intends to vigorously defend any action by Progressive to deny coverage or to seek reimbursement of any defense costs advanced, and we continue to defend vigorously the underlying Gilbert Litigation. Additionally, the Company intends to pursue any of its rights to require Progressive to continue to advance defense costs and otherwise provide insurance coverage for the Gilbert Litigation in accordance with the terms of its policy and agreements with Progressive.

At this stage of the litigation related to the Gilbert Litigation and the Progressive Litigation, we do not believe it is feasible to accurately assess the likely outcome, the timing of its resolution, or whether it will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 8—COMMITMENTS AND CONTINGENCES (Continued)

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

NOTE 9—IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

The Banks are full-service community banks offering a broad range of banking products and services including: accepting time and demand deposits; originating commercial loans, including asset-based lending and factoring, real estate and construction loans, Small Business Administration guaranteed loans, or SBA loans, consumer loans, mortgage loans and international loans for trade finance; providing tax free real estate exchange accommodation services; and providing other business-oriented products. At September 30, 2005, our gross loans totaled $2,311.8 million of which 30% consisted of commercial loans, 68% consisted of commercial real estate loans, including construction loans, and 2% consisted of consumer and other loans. Our portfolio’s value and credit quality is affected in large part by real estate trends in Southern California. These percentages also include some foreign loans, primarily to individuals or entities with business in Mexico, representing approximately 4% of total loans.

The Banks compete actively for deposits, and we tend to solicit noninterest-bearing deposits. In managing the top line of our business, we focus on loan growth and loan yield, deposit cost, and net interest margin, as net interest income, on a year-to-date basis, accounts for 92% of our net revenues (net interest income plus noninterest income).

Key Performance Indicators

Among other factors, our operating results depend generally on the following:

The Level of Our Net Interest Income

Net interest income is the excess of interest earned on our interest-earning assets over the interest paid on our interest-bearing liabilities. Our primary interest-earning assets are loans and investment securities. Our primary interest-bearing liabilities are interest-bearing deposits, borrowings, and subordinated debentures. We attempt to increase our net interest income by maintaining a high level of noninterest-bearing deposits to total deposits. At September 30, 2005, approximately 46% of our deposits were noninterest-bearing. Our general policy is to price our deposits in the bottom half or third-quartile of our competitive peer group, resulting in deposit products that bear interest rates at somewhat lower yields. While our deposit balances will fluctuate depending on deposit holders’ perceptions of alternative yields available in the market, we attempt to minimize these variances by attracting noninterest-bearing deposits, which have no expectation of yield. In recent periods we have used the Banks’ secured credit lines with the Federal Home Loan Bank of San Francisco (the “FHLB”) to match-fund the asset-based loan portfolio acquired in the FC Financial acquisition and to fund loan demand in the absence of sufficient deposit growth.

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

The Magnitude of Credit Losses

We maintain an allowance for credit losses. Our allowance for credit losses is the sum of our allowance for loan losses and our reserve for unfunded loan commitments. Provisions for credit losses are charged to operations as and when needed for both on and off balance sheet credit exposure. Loans which are deemed uncollectible are charged off and deducted from the allowance for loan losses. Recoveries on loans previously charged off are added to the allowance for loan losses. We emphasize credit quality in originating and monitoring the loans we make and measure our success by the level of our nonperforming assets. Through focusing on credit quality, the loan portfolio of the Company is generally better than the quality of the loan portfolios we have acquired. Following acquisitions, we work to remove problem loans from the portfolio or allow lower credit quality loans to mature, and seek to replace such loans with obligations from borrowers with higher quality credit. Changes in economic conditions, however, such as increases in the general level of interest rates, could negatively impact our customers and lead to increased provisions for credit losses.

The Level of Our Noninterest Expense

Our noninterest expense includes fixed and controllable overhead, the major components of which are compensation, occupancy, data processing, professional services and communications. We measure success in controlling such costs through monitoring our efficiency ratio. We calculate the efficiency ratio by dividing noninterest expense by the sum of net interest income and noninterest income. The consolidated efficiency ratio has been as follows for the quarterly periods indicated:

Quarterly Period	Ratio
Third quarter 2005	50.1%
Second quarter 2005	49.1%
First quarter 2005	53.6%
Fourth quarter 2004	58.2	%(1)
Third quarter 2004	55.9%
Second quarter 2004	57.4%
First quarter 2004	58.8	%(1)

(1)          Excludes securities gains and losses and a gain on the sale of an acquired charged-off loan.

Additionally, our operating results have been influenced significantly by acquisitions; the three acquisitions we completed from January 1, 2004 through September 30, 2005 added approximately $590.2 million in assets. Our assets at September 30, 2005, total approximately $3.1 billion. While the quarterly noninterest expense amounts have generally increased from the first quarter of 2004, the quarterly efficiency ratio has generally decreased over the same time period, indicating an improvement in operating efficiencies.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Net interest income	$40,780	$33,250	$113,577	$90,925
Noninterest income	3,514	4,079	10,347	12,235
Net revenues	44,294	37,329	123,924	103,160
Provision for credit losses	—	265	1,420	465
Noninterest expense	22,213	20,885	63,056	59,092
Income taxes	9,087	6,603	24,374	17,689
Net earnings(1)	$12,994	$9,576	$35,074	$25,914
Average interest-earning assets	$2,529,171	$2,341,002	$2,453,844	$2,213,158
Profitability measures:
Basic net earnings per share	$0.79	$0.62	$2.18	$1.67
Diluted net earnings per share	$0.78	$0.60	$2.13	$1.62
Net interest margin	6.40%	5.65%	6.19%	5.49%
Return on average assets	1.71%	1.37%	1.61%	1.31%
Return on average equity	12.5%	10.8%	11.9%	10.0%
Efficiency ratio	50.1%	55.9%	50.9%	57.3%

(1)          Our quarterly results include FC Financial subsequent to March 1, 2004, Harbor National subsequent to April 16, 2004 and First American subsequent to August 12, 2005.

The improvement in net earnings in the third quarter of 2005 compared to the same period of 2004 resulted from increased net interest margin and average loan growth. The increase in average loans was due to organic loan growth and loans added to the portfolio from the First American acquisition. Our net interest margin increased 75 basis points to 6.40% for the third quarter of 2005 compared to 5.65% for the same period in 2004. This increase was due to the positive impact the increases in market interest rates have had on our asset-sensitive balance sheet. The decrease in noninterest income for the third quarter of 2005 compared to the same period in 2004 is attributable to lower service fees on deposit accounts. The increase in noninterest expense for the third quarter of 2005 over the same period of 2004 is largely the result of higher compensation, occupancy and professional services costs. The improvement in net earnings for the first nine months of 2005 compared to the same period of 2004 is due mostly to the reasons cited for the quarter over quarter comparison discussion, except our increase in average loans was also impacted by our 2004 acquisitions.

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

	Quarter Ended September 30,
	2005			2004
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or
	Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of deferred fees and costs(1)(2)	$2,231,702	$44,533	7.92%	$2,001,796	$34,755	6.91%
Investment securities(2)	232,677	1,635	2.79%	294,378	2,045	2.76%
Federal funds sold	64,592	564	3.46%	42,706	139	1.29%
Other earning assets	200	2	3.97%	2,122	12	2.25%
Total interest-earning assets	2,529,171	46,734	7.33%	2,341,002	36,951	6.28%
Noninterest-earning assets:
Other assets	481,848			448,674
Total assets	$3,011,019			$2,789,676
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits
Interest checking	$190,847	28	0.06%	$185,700	29	0.06%
Money market	730,117	1,838	1.00%	697,171	951	0.54%
Savings	101,788	63	0.25%	85,656	27	0.13%
Time certificates of deposit	212,748	1,085	2.02%	250,417	721	1.15%
Total interest-bearing deposits	1,235,500	3,014	0.97%	1,218,944	1,728	0.56%
Other interest-bearing liabilities	214,833	2,940	5.43%	194,812	1,973	4.03%
Total interest-bearing liabilities	1,450,333	5,954	1.63%	1,413,756	3,701	1.04%
Noninterest-bearing liabilities:
Demand deposits	1,099,769			980,282
Other liabilities	47,185			42,463
Total liabilities	2,597,287			2,436,501
Shareholders’ equity	413,732			353,175
Total liabilities and shareholders’ equity	$3,011,019			$2,789,676
Net interest income		$40,780			$33,250
Net interest spread			5.70%			5.24%
Net interest margin			6.40%			5.65%

(1)          Includes nonaccrual loans and loan fees.

(2)          Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

Third quarter analysis.   The increase in net interest income and our net interest margin for the third quarter of 2005 compared to the same period in 2004 is the result of increased average loan balances and loan yield offset by the increased cost of our funding sources and increased average borrowings. The significant amount of noninterest-bearing demand deposits we maintain also helps to increase net interest income and expand our net interest margin; we averaged $1,099.8 million of noninterest-bearing deposits during the third quarter of 2005, or 47% of average total deposits, compared to $980.3 million, or 45% of average total deposits, for the same period of 2004. Of the $119.5 million increase in average noninterest-bearing deposits, approximately $48.7 million of this increase is attributed to the impact of deposits acquired in the First American acquisition. Our overall cost of deposits, which includes demand deposits, was 0.51% for the third quarter of 2005, compared to 0.31% in the third quarter of 2004.

Average loans increased $229.9 million to $2,231.7 million for the third quarter of 2005 compared to $2,001.8 million for the same period of 2004. The bulk of this increase was due to organic loan growth supplemented by the impact of the mid-quarter First American acquisition which added approximately $58.4 million of average loans. The 101 basis point increase in average loan yield to 7.92% for the third quarter of 2005 compared to 6.91% for the same period of 2004 was due to the positive impact increased market interest rates have had on our interest-rate sensitive loan portfolio. If market interest rates were to increase further from their levels at September 30, 2005, and we were to increase our base lending rate, approximately 61% of our September 30, 2005 loan portfolio, or $1,405.9 million, would be eligible to reprice upward. At September 30, 2005, our base lending rate was 6.75%, a 225 basis point increase over our rate of 4.50% at September 30, 2004.

The $2.3 million increase in interest expense for the third quarter of 2005 when compared to the same period of 2004 was due almost entirely to the increase in the cost of our funding sources. Beginning in the fourth quarter of 2004 and continuing through the third quarter of 2005, we increased rates on money market and selected time deposit account categories in response to competition causing most of the $1.3 million increase in interest expense related to interest-bearing deposits. In addition, our subordinated debt and overnight borrowing advances have continued to reprice in the higher interest rate environment; this rate variance increased interest expense approximately $850,000 for the third quarter of 2005 compared to the same period of 2004. Average interest-bearing deposits increased $16.6 million to $1,235.5 million for the third quarter of 2005 when compared to the same period of 2004, including an estimated $69.4 million in average interest-bearing deposits added through the First American acquisition. Excluding the impact of any interest-bearing deposits added through the First American acquisition, the decline in our average interest-bearing deposits was centered in a $53.5 million decline in average time deposits. The average balance of other interest-bearing liabilities, which includes subordinated debentures, overnight borrowings and term borrowings from the FHLB, increased $20.0 million to $214.8 million for the third quarter of 2005 when compared to the same period of 2004. This increase is due to increased FHLB borrowings used to fund loan growth. FHLB borrowings will continue to be used to fund loan demand in the absence of sufficient deposit growth.

	Nine Months Ended September 30,
	2005			2004
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or
	Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of deferred fees and costs(1)(2)	$2,165,192	$123,082	7.60%	$1,837,919	$93,336	6.78%
Investment securities(2)	249,061	5,680	3.05%	339,455	7,529	2.96%
Federal funds sold	39,354	866	2.94%	34,012	280	1.10%
Other earning assets	237	5	2.82%	1,772	29	2.19%
Total interest-earning assets	2,453,844	129,633	7.06%	2,213,158	101,174	6.11%
Noninterest-earning assets:
Other assets	454,293			434,013
Total assets	$2,908,137			$2,647,171
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits
Interest checking	$189,812	86	0.06%	$185,088	85	0.06%
Money market	715,556	4,576	0.86%	660,274	2,691	0.54%
Savings	90,596	127	0.19%	81,027	76	0.13%
Time certificates of deposit	209,708	2,631	1.68%	267,243	2,459	1.23%
Total interest-bearing deposits	1,205,672	7,420	0.82%	1,193,632	5,311	0.59%
Other interest-bearing liabilities	231,072	8,636	5.00%	153,640	4,938	4.29%
Total interest-bearing liabilities	1,436,744	16,056	1.49%	1,347,272	10,249	1.02%
Noninterest-bearing liabilities:
Demand deposits	1,037,834			915,270
Other liabilities	40,872			38,334
Total liabilities	2,515,450			2,300,876
Shareholders’ equity	392,687			346,295
Total liabilities and shareholders’ equity	$2,908,137			$2,647,171
Net interest income		$113,577			$90,925
Net interest spread			5.57%			5.09%
Net interest margin			6.19%			5.49%

(1)          Includes nonaccrual loans and loan fees.

(2)          Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

Nine Month Analysis.   The growth in net interest income and the 70 basis point increase in our net interest margin for the nine month period ended September 30, 2005, compared to the same period of 2004 was the result of increased average loan balances and loan yields offset by the increased cost of our funding sources and increased borrowings, including subordinated debt.

Interest income increased $28.5 million as a result of the $327.2 million increase in average loans for the first nine months of 2005 combined with an 82 basis point increase in loan yields, when compared to the same period of 2004. The increase in average loans is due to organic loan growth coupled with the impact of our acquisition activity on our loan averages in 2005 compared to 2004; we added $209.8 million in loans in the first part of 2004 with the FC Financial and Harbor National acquisitions and $107.7 million in loans in the third quarter of 2005 through the First American acquisition. Our higher loan yield for the nine months ended September 30, 2005 compared to the same period of 2004 resulted from increases in our base lending rate in response to the increase in market rates.

Interest expense increased $5.8 million year-over-year mostly because of an increase in the cost of our funding sources. The cost of our interest-bearing liabilities increased to 1.49% for the nine months ended September 30, 2005, from 1.02% for the nine months ended September 30, 2004. The cost of our interest-bearing deposits increased 23 basis points for the nine months ended September 30, 2005 compared to the same period in 2004; we continue to increase selected deposit rates in response to competition as market rates have increased. The cost of all of our deposits, including demand deposits, was 0.44% for the year-to-date 2005 period compared to 0.34% for the same period of 2004. The significant amount of noninterest-bearing demand deposits as a percentage of total average deposits helps control our overall deposit costs. Demand deposits averaged $1.0 billion, or 46% of average deposits, during the first nine months of 2005 compared to $915.3 million, or 43% of average deposits, for the first nine months of 2004. Average other interest-bearing liabilities, which include FHLB advances and subordinated debt, increased $77.4 million and were used to fund loan growth and acquisitions. The cost of other interest-bearing liabilities increased 71 basis points as these borrowings continue to reprice in the higher interest rate environment.

Provision for Credit Losses.   The provision for credit losses reflects our judgments about the adequacy of the allowance for loan losses and the reserve for unfunded loan commitments. In determining the amount of the provision, we consider certain qualitative factors including our historical loan loss experience, the volume and type of lending we conduct, the results of our credit review process, the amounts of classified and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values, off-balance sheet exposures, and other factors regarding collectibility and impairment.

We made no provision for credit losses during the third quarter of 2005 compared to a $265,000 provision for the third quarter of 2004 and $1.4 million for the first half of 2005. The provisions made earlier this year were in response to both the growth in the loan portfolio and the level of nonaccrual loans.

Noninterest Income.   The following table summarizes noninterest income by category for the periods indicated.

	Quarter Ended(1)
	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004
	(In thousands)
Service charges and fees on deposit accounts	$1,594	$1,558	$1,704	$1,837	$2,036
Other commissions and fees	1,055	1,076	997	902	948
Gain on sale of loans, net	208	144	115	1,265	233
Loss on sale of securities	—	—	—	(36)	—
Increase in cash surrender value of life insurance	392	412	417	444	458
Other income	265	141	269	267	404
Total noninterest income	$3,514	$3,331	$3,502	$4,679	$4,079

(1)          Our quarterly results include FC Financial subsequent to March 1, 2004, Harbor National subsequent to April 16, 2004, and First American subsequent to August 12, 2005.

Noninterest income declined for both the quarter and nine months ended September 30, 2005, compared to the same periods for 2004. The decreases in noninterest income result largely from lower service charges and fees on deposit accounts which have declined due to increased earnings credits tied to the increased market interest rates for business accounts. NSF fees received have also declined as we have worked to reduce our overdraft exposure in relation to certain customers. Although gain on sale of loans relates primarily to selling the guaranteed portion of SBA loans, the fourth quarter of 2004 included a $975,000 gain on the sale of an acquired charged-off loan; there was no such item in the other quarterly amounts presented. Other income includes loan referral fees related to programs for SBA loans and single family mortgages; these fees decreased $123,000 for the third quarter of 2005 and $340,000 for the nine months ended September 30, 2005, when compared to the same periods in 2004 as a result of lower volume in these programs. The increase between the third and second quarters of 2005 is due mostly to the impact of the First American acquisition in addition to a $127,000 increase in SBA referral fees and a $64,000 increase in gains on sale of loans.

Noninterest Expense.   The following table summarizes noninterest expense by category for the periods indicated.

	Quarter Ended(1)
	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004		September 30, 2004
	(Dollars in thousands)
Salaries and employee benefits	$12,107	$11,436	$11,853	$12,758		$11,721
Occupancy	2,819	2,485	2,563	2,629		2,664
Furniture and equipment	679	645	666	704		732
Data processing	1,223	1,221	1,120	1,264		1,041
Other professional services	1,741	631	1,191	1,592		1,070
Business development	334	260	259	300		385
Communications	516	474	455	492		492
Insurance and assessments	411	433	445	426		428
Intangible asset amortization	915	813	813	837		899
Other	1,468	1,494	1,586	1,426		1,453
Total noninterest expense	$22,213	$19,892	$20,951	$22,428		$20,885
Efficiency ratio	50.1%	49.1%	53.6%	58.2	%(2)	55.9%

(1)          Our quarterly results include FC Financial subsequent to March 1, 2004, Harbor National subsequent to April 16, 2004, and First American subsequent to August 12, 2005.

(2)          Excludes securities gains and losses and gain on sale of an acquired charged-off loan.

The $1.3 million increase in noninterest expense for the third quarter of 2005 when compared to the same period of 2004 is due largely to higher compensation, occupancy, and other professional services. The increase in compensation expense is due largely to pay rate increases, staff additions to support expanded lending activity, the impact from the First American staff additions, and increased incentive compensation accruals offset partially by decreased amortization of restricted and performance stock awards. Compensation expense related to restricted stock and performance stock was $1.1 million for the third quarter of 2005 compared to $2.5 million for the third quarter of 2004. The increase in occupancy is due mostly to the First American acquisition and the increase in other professional services is due mainly to higher legal costs for an ongoing legal matter.

The increase in noninterest expense for the third quarter of 2005 compared to the second quarter of 2005 was due mainly to more compensation and other professional services expenses. The increase in compensation is attributed to the additional staff costs for First American, increased stock-based compensation and higher benefit costs. The increase in other professional services is attributed to legal costs for the aforementioned ongoing legal mater in addition to the impact of receiving $90,000 in legal fee reimbursements in the third quarter of 2005 compared to $500,000 in similar reimbursements in the second quarter of 2005. One of our insurers withdrew its agreement to reimburse us for certain legal costs incurred in connection with certain litigation, reserved its right to seek reimbursement from the Company for any defense costs previously advanced and initiated legal action for declaratory judgment with respect to its obligations under the policy. For further infomation, see Note 8 of Notes to Condensed Consolidated Financial Statements included in “Item 1. Unaudited Consolidated Financial Statements.”

The $4.0 million increase in noninterest expense for the nine month period ended September 30, 2005 compared to the same period of 2004 is due mostly to increased compensation and other professional services. Compensation increased as a result of additional staff added through our 2004 and 2005 acquisition activity, increased incentive accruals and increased employee benefits costs. Professional service costs increased for legal matters and ongoing compliance with the Sarbanes-Oxley Act.

Income Taxes.   Our statutory income tax rate is approximately 42.0%, representing a blend of the statutory federal income tax rate of 35.0% and the California income tax rate of 10.84%. Due to the exclusion from taxable income of income on certain investments, our actual effective income tax rates ranged from 40.6% to 41.2% for the quarters and nine months ended September 30, 2005 and 2004.

Balance Sheet Analysis

Loans.   The following table presents the balance of each major category of loans at the dates indicated.

	At September 30, 2005		At December 31, 2004
	Amount	% of total	Amount	% of total
	(Dollars in thousands)
Loan Category:
Domestic:
Commercial	$610,075	26%	$604,995	28%
Real estate, construction	506,469	22	410,167	19
Real estate, mortgage	1,049,745	46	967,270	46
Consumer	41,739	2	42,723	2
Foreign:
Commercial	94,402	4	88,428	4
Other, including real estate	9,365	—	11,731	1
Gross loans	2,311,795	100%	2,125,314	100%
Less: deferred fees and costs	(8,422)		(7,143)
Less: allowance for loan losses	(29,241)		(26,682)
Total net loans	$2,274,132		$2,091,489

Allowance for Credit Losses.   The allowance for loan losses and the reserve for unfunded loan commitments when combined are referred to as the allowance for credit losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities. On December 31, 2004, we reclassified to other liabilities our reserve for unfunded loan commitments which was previously included with the allowance for loan losses. Such reclassification is reflected in the following tables for periods prior to January 1, 2005. When determining the amount of our allowance for loan losses applicable to the real estate loan portion of our portfolio, we include both real estate loan balances and real estate loan commitments because the commitments relate to loans which already exist and assumes the commitment amounts will be disbursed. The reserve for unfunded loan commitments applies only to non-real estate loans. At September 30, 2005, the allowance for credit losses totaled $31.9 million and was comprised of the allowance for loan losses of $29.2 million and the reserve for unfunded loan commitments of $2.6 million.

The following table presents the changes in our allowance for loan losses for the periods indicated.

	As of or for the Quarters Ended
	9/30/05	6/30/05	3/31/05	12/31/04	9/30/04
	(Dollars in thousands)
Balance at beginning of period	$28,794	$28,064	$26,682	$26,620	$27,619
Loans charged off:
Commercial	(410)	(195)	(177)	(42)	(1,570)
Real estate—construction	—	—	—	—	—
Real estate—mortgage	(6)	(11)	(80)	(91)	(7)
Consumer	(38)	(40)	(65)	(34)	(69)
Foreign	(896)	—	(696)	—	—
Total loans charged off	(1,350)	(246)	(1,018)	(167)	(1,646)
Recoveries on loans charged off:
Commercial	117	440	1,216	218	286
Real estate—construction	—	—	—	—	—
Real estate—mortgage	2	7	1	8	11
Consumer	56	79	43	82	66
Foreign	—	—	—	16	19
Total recoveries on loans charged off	175	526	1,260	324	382
Net recoveries (charge-offs)	(1,175)	280	242	157	(1,264)
Provision for loan losses	100	450	1,140	(95)	265
Additions due to acquisitions	1,522	—	—	—	—
Balance at end of period	$29,241	$28,794	$28,064	$26,682	$26,620
Ratios:
Allowance for loan losses to loans, net	1.27%	1.33%	1.32%	1.26%	1.29%
Allowance for loan losses to nonaccrual loans	235.4%	144.1%	129.4%	299.4%	398.9%
Annualized net recoveries (charge-offs) to average loans	(0.21)%	0.05%	0.05%	0.03%	(0.25)%

The allowance for loan losses increased by $447,000 since June 30, 2005. The increase in the allowance is due to the provision of $100,000 combined with additions due to the First American acquisition of $1.5 million offset by net charge offs during the quarter of $1.2 million. Management utilizes information currently available to evaluate the allowance for loan losses. However, the allowance for loan losses is subjective in nature and may be adjusted in the future depending on changes in economic conditions or other factors. Although management has established an allowance for loan losses that it considers adequate, there can be no assurance that the established allowance for loan losses will be sufficient to offset losses on loans in the future.

The following table presents the changes in our reserve for unfunded loan commitments for the periods indicated:

	For the Quarters Ended
	9/30/05	6/30/05	3/31/05	12/31/04	9/30/04
	(Dollars in thousands)
Balance at beginning of period	$2,655	$2,485	$2,825	$2,730	$2,730
Provision	(100)	170	(340)	95	—
Additions due to acquisitions	66	—	—	—	—
Balance at end of period	$2,621	$2,655	$2,485	$2,825	$2,730

The decrease in the reserve for unfunded loan commitments during the third quarter of 2005 results from changing commitment levels and the addition from the First American acquisition. The adequacy of the reserve for unfunded loan commitments is assessed by management quarterly utilizing the same methodology as that used for the allowance for loan losses.

The following table presents the changes in our allowance for credit losses:

	As of or for the Quarters Ended
	9/30/05	6/30/05	3/31/05	12/31/04	9/30/04
	(Dollars in thousands)
Balance at beginning of period	$31,449	$30,549	$29,507	$29,350	$30,349
Provision for credit losses	—	620	800	—	265
Net recoveries (charge-offs)	(1,175)	280	242	157	(1,264)
Additions due to acquisitions	1,588	—	—	—	—
Balance at end of period	$31,862	$31,449	$30,549	$29,507	$29,350
Allowance for credit losses to loans, net of deferred fees and costs	1.38%	1.45%	1.44%	1.39%	1.43%
Allowance for credit losses to nonaccrual loans	256.5%	157.4%	140.9%	331.1%	439.8%
Allowance for credit losses to nonperforming assets	255.7%	157.4%	140.9%	331.1%	439.8%

Credit Quality.   We define nonperforming assets as: (i) loans past due 90 days or more and still accruing; (ii) loans which have ceased accruing interest, which we refer to as “nonaccrual loans”; and (iii) assets acquired through foreclosure, including other real estate owned. “Impaired loans” are loans for which it is probable that we will not be able to collect all amounts due according to the original contractual terms of the loan agreement. Nonaccrual loans may include impaired loans and are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days.

Nonaccrual loans decreased to $12.4 million, or 0.54% of loans net of deferred fees and costs, at September 30, 2005, from $20.0 million, or 0.92% of loans net of deferred fees and costs, at June 30, 2005. This decrease was due mostly to $8.5 million in payments received during the quarter, including $6.2 million in payments received related to foreign loans. During the third quarter of 2005, we charged-off $896,000 representing the remaining balance related to those nonaccrual foreign loans which were reported as nonaccrual as of June 30, 2005. We added $2.8 million to nonaccrual loans during the third quarter of 2005, including one commercial loan for $895,000 and one foreign loan relationship for $730,000.

Management is not aware of any additional significant loss potential that has not already been considered in the estimation of the allowance for loan losses. As of September 30, 2005, we had no loans past due 90 days and still accruing interest. We believe reserves are adequate on our nonperforming loans to cover the loss exposure as measured by our methodology.

The following table shows the historical trends in our loans, allowance for loan losses, nonperforming assets and key credit quality statistics as of and for the periods indicated.

	As of or for the Quarters Ended
	9/30/05	6/30/05	3/31/05	12/31/04	9/30/04
	(Dollars in thousands)
Loans, net of deferred fees and costs	$2,303,373	$2,162,222	$2,128,333	$2,118,171	$2,055,701
Allowance for loan losses	29,241	28,794	28,064	26,682	26,620
Average loans, net of deferred fees and costs	2,231,702	2,154,171	2,108,348	2,075,962	2,001,796
Nonaccrual loans	$12,420	$19,984	$21,680	$8,911	$6,674
Other real estate owned	43	—	—	—	—
Nonperforming assets	$12,463	$19,984	$21,680	$8,911	$6,674
Impaired loans, gross	$12,420	$19,984	$21,680	$8,911	$6,674
Allowance for loan losses allocated to impaired loans	(1,226)	(1,002)	(861)	(561)	(1,100)
Net investment in impaired loans	$11,194	$18,982	$20,819	$8,350	$5,574
Charged-off loans	$(1,350)	$(246)	$(1,018)	$(167)	$(1,646)
Recoveries	175	526	1,260	324	382
Net recoveries (charge-offs)	$(1,175)	$280	$242	$157	$(1,264)
Allowance for loan losses to loans, net of deferred fees and costs	1.27%	1.33%	1.32%	1.26%	1.29%
Allowance for loan losses to nonaccrual loans and leases	235.4	144.1	129.4	299.4	398.9
Allowance for loan losses to nonperforming assets	234.6	144.1	129.4	299.4	398.9
Nonperforming assets to loans and OREO	0.54	0.92	1.02	0.42	0.32
Annualized net recoveries (charge offs) to average loans, net of deferred fees and costs	(0.21)	0.05	0.05	0.03	(0.25)
Nonaccrual loans to loans, net of deferred fees and costs	0.54	0.92	1.02	0.42	0.32

Deposits.   The following table presents the balance of each major category of deposits at the dates indicated.

	At September 30, 2005		At December 31, 2004
	Amount	% of deposits	Amount	% of deposits
	(Dollars in thousands)
Noninterest-bearing	$1,117,808	46%	$941,716	39%
Interest-bearing:
Interest checking	189,105	8	189,598	8
Money market accounts	764,095	32	994,730	41
Savings	112,926	4	83,092	3
Time deposits under $100,000	89,115	4	80,047	3
Time deposits over $100,000	137,247	6	143,207	6
Total interest-bearing	1,292,488	54	1,490,674	61
Total deposits	$2,410,296	100%	$2,432,390	100%

Deposit balances decreased by $22.1 million from December 31, 2004, to September 30, 2005. The year-end 2004 money market account balance included a short-term $365 million interest-bearing deposit received on December 31, 2004, which has since been withdrawn by the customer. Excluding the $365 million deposit and the $217.4 million in deposits acquired in the First American acquisition, our deposit balances increased by $125.5 million during 2005. Noninterest-bearing demand deposits increased $176.1 million from year-end and include $89.7 million acquired in the First American acquisition.

At September 30, 2005, deposits of foreign customers, primarily located in Mexico and Canada, totaled $103.1 million or 4% of total deposits.

Regulatory Matters

The regulatory capital guidelines as well as the actual capital ratios for First National, Pacific Western, and the Company as of September 30, 2005, are as follows:

	Minimum Regulatory Requirements	Actual
	Well Capitalized	Pacific Western	First National	Company Consolidated
Tier 1 leverage capital ratio	5.00%	9.77%	10.64%	10.47%
Tier 1 risk-based capital ratio	6.00%	9.38%	11.32%	10.42%
Total risk-based capital	10.00%	10.36%	12.58%	11.58%

We have issued and outstanding trust preferred securities totaling $118.0 million, which are treated as regulatory capital for purposes of determining the Company’s capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company’s banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, effective March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity, less goodwill net of any related deferred income tax liability. The regulations currently in effect through December 31, 2008 limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at September 30, 2005. We expect that our Tier I capital ratios will be at or above the existing well-capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

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

Historically, the overall liquidity source of the Banks’ is their core deposit base. The Banks have not relied on large denomination time deposits. To meet short-term liquidity needs, the Banks maintain balances in Federal funds sold, interest-bearing deposits in other financial institutions and investment securities having maturities of five years or less as well as secured lines of credit. On a consolidated basis, liquid assets (cash, Federal funds sold, interest-bearing deposits in financial institutions and investment securities available-for-sale) as a percentage of total deposits were 17.1% as of September 30, 2005.

As an additional source of liquidity, the Banks maintain unsecured lines of credit of $120.0 million with correspondent banks for the purchase of overnight funds. These lines are subject to availability of funds. The Banks have also established secured borrowing relationships with the FHLB which allow the Banks to borrow approximately $646.7 million in the aggregate. Before 2004, the Banks rarely used either of these facilities. However, beginning in 2004 the Banks used the secured borrowing facility at the FHLB in order to meet loan demand and to repay borrowings acquired in the FC Financial acquisition.

The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from the Banks and our ability to raise capital, issue subordinated debt and secure outside borrowings. On May 16, 2005, we filed a registration statement with the SEC regarding the sale of up to 3,400,000 shares of our common stock, no par value per share, which we may offer and sell, from time to time, in amounts, at prices and on terms that we will determine at the time of any particular offering. We expect to use the net proceeds from the sale of our securities to fund future acquisitions of banks and other financial institutions as well as for general corporate purposes. During the third quarter of 2005, we issued 1,044,680 shares of common stock under this registration statement for net proceeds of $49 million. We used these proceeds to help finance, and to augment our capital in support of, the First American acquisition. On August 4, 2005, we amended our revolving lines of credit with U.S. Bank, N.A. and The Northern Trust Company to increase the credit available to the Company. As amended, the Company has a revolving credit line with U.S. Bank for $50 million and with The Northern Trust Company for $20 million. The revolving lines of credit are linked and any draws under the lines are taken from each facility on a pro-rata basis. The revolving credit lines mature on August 3, 2006 and are secured by a pledge of all of the outstanding capital stock of Pacific Western. The credit agreements require the Company to maintain certain financial and capital ratios, among other covenants and conditions.

We consider our primary source of income to be the receipt of dividends from the Banks. The availability of dividends from the Banks is subject to limitations imposed by applicable federal laws and regulations. Dividends paid by national banks such as First National and Pacific Western are regulated by the OCC under its general supervisory authority as it relates to a bank’s capital requirements. A national bank may declare a dividend without the approval of the OCC as long as the total dividends declared in a calendar year do not exceed the total of net profits for that year combined with the retained profits for the preceding two years. During the nine months ended September 30, 2005, First Community received dividends of $23.5 million from the Banks. The amount of dividends available for payment by the Banks to the holding company at September 30, 2005, was $46.5 million. In addition, our ability to pay dividends is limited by certain provisions of our credit agreements with U.S. Bank, N.A. and The Northern Trust Company. Both agreements provide that we may not declare or pay any dividend on the Company’s common stock in any quarter if such dividend, when added together with any purchases or redemptions of the Company’s capital stock and the previous three quarterly cash dividends declared and paid, would exceed fifty percent (50%) of the Company’s consolidated net income for the immediately preceding four quarterly periods.

Contractual Obligations.   The known contractual obligations of the Company at September 30, 2005, are as follows:

	At September 30, 2005 and Due
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(In thousands)
Short-term debt obligations	$91,000	$—	$—	$—	$91,000
Long-term debt obligations	—	20,000	—	121,654	141,654
Operating lease obligations	7,637	13,128	9,611	20,388	50,764
Other contractual obligations	2,852	1,848	—	—	4,700
Total	$101,489	$34,976	$9,611	$142,042	$288,118

Debt obligations are discussed in Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1. Unaudited Consolidated Financial Statements.” Operating lease obligations are discussed in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. The other contractual obligations relate to the minimum liability associated with our data and item processing contract with a third-party provider. The contractual obligations table above does not include our merger-related liability which was $3.0 million at September 30, 2005. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1. Unaudited Consolidated Financial Statements.”

We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity, and continued deposit gathering activities. We believe we have in place sufficient borrowing mechanisms for short-term liquidity needs.

Off-Balance Sheet Arrangements

Our obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded. At September 30, 2005, our loan-related commitments, including standby letters of credit and financial guarantees, totaled $1,068.5 million. The commitments which result in a funded loan increase our profitability through net interest income. Therefore, during the year, we manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources have been and are expected to be sufficient to meet the cash requirements of our lending activities.

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

Market risk sensitive instruments are generally defined as derivatives and other financial instruments, which include investment securities, loans, deposits, and borrowings. At September 30, 2005, we had not used any derivatives to alter our interest rate risk profile or for any other reason. However, both the repricing characteristics of our fixed rate loans and floating rate loans, as well as our significant percentage of noninterest-bearing deposits compared to interest-earning assets, may influence our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, interest-bearing deposits in financial institutions, Federal Reserve Bank and Federal Home Loan Bank stock, investment securities, deposits, borrowings and subordinated debentures.

We measure our interest rate risk position on a monthly basis using three methods: (i) net interest income simulation analysis; (ii) market value of equity modeling; and (iii) traditional gap analysis. The results of these analyses are reviewed by the Executive ALM Committee monthly and the Board ALCO quarterly. If hypothetical changes to interest rates cause changes to our simulated net present value of equity and/or net interest income outside our pre-established limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits. We evaluated the results of our net interest income simulation and market value of equity models prepared as of September 30, 2005. These simulation models demonstrate that our balance sheet is asset-sensitive. An asset-sensitive balance sheet suggests that in a rising interest rate environment, our net interest margin would increase, and during a falling or sustained low interest rate environment, our net interest margin would decrease.

Net interest income simulation.   We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of September 30, 2005. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

This analysis calculates the difference between net interest income forecasted using both increasing and declining interest rate scenarios and net interest income forecasted using a base market interest rate derived from the current treasury yield curve. In order to arrive at the base case, we extend our balance sheet at September 30, 2005 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of September 30, 2005. Based on such repricings, we calculated an estimated net interest income and net interest margin. The effects of certain balance sheet attributes, such as fixed-rate loans, floating rate loans that have reached their floors and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

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

The following table presents as of September 30, 2005, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points.

Interest rate scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$199,246	16.4%	7.34%	1.02%
Up 200 basis points	$190,034	11.0%	7.00%	0.68%
Up 100 basis points	$180,673	5.5%	6.66%	0.34%
BASE CASE	$171,237	—	6.32%	—
Down 100 basis points	$161,161	(5.9)%	5.95%	(0.37)%
Down 200 basis points	$154,692	(9.7)%	5.72%	(0.60)%
Down 300 basis points	$147,593	(13.8)%	5.46%	(0.86)%

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

The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at September 30, 2005. The following table shows the projected change in the market value of equity for the set of rate shocks presented as of September 30, 2005.

Interest rate scenario	Estimated Market Value	Percentage change From Base	Percentage of total assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$749,747	10.1%	24.0%	165.8%
Up 200 basis points	$729,400	7.1%	23.3%	161.3%
Up 100 basis points	$706,832	3.8%	22.6%	156.3%
BASE CASE	$681,121	—	21.8%	150.7%
Down 100 basis points	$650,511	(4.5)%	20.8%	143.9%
Down 200 basis points	$601,666	(11.7)%	19.2%	133.1%
Down 300 basis points	$548,486	(19.5)%	17.5%	121.3%

The results of our market value of equity model indicate that an immediate and sustained increase in interest rates would increase the market value of equity from the base case while a decrease in interest rates would decrease the market value of equity.

Gap analysis.   As part of the interest rate management process we use a gap analysis. A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest-sensitive assets and interest-bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match the volume of interest sensitive assets and interest bearing liabilities repricing over different time intervals. The following table illustrates the volume and repricing characteristics of our balance sheet at September 30, 2005 over the indicated time intervals.

	At September 30, 2005
	Amounts Maturing or Repricing In
	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Non-sensitive(1)	Total
	(Dollars in thousands)
ASSETS
Cash and deposits in financial institutions	$52	$—	$—	$—	$106,674	$106,726
Federal funds sold	79,200	—	—	—	—	79,200
Investment securities	43,156	48,529	135,140	25,852	—	252,677
Loans, net of deferred fees and costs	1,445,548	94,404	689,668	73,753		2,303,373
Other assets	—	—	—	—	387,558	387,558
Total assets	$1,567,956	$142,933	$824,808	$99,605	$494,232	$3,129,534
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$—	$—	$—	$—	$1,117,808	$1,117,808
Interest-bearing demand, money market and savings	1,066,126	—	—	—	—	1,066,126
Time deposits	113,551	97,981	14,730	100	—	226,362
Borrowings	26,000	65,000	20,000	—	—	111,000
Subordinated debentures	113,406	—	—	8,248	—	121,654
Other liabilities	—	—	—	—	34,489	34,489
Shareholders’ equity	—	—	—	—	452,095	452,095
Total liabilities and shareholders’ equity	$1,319,083	$162,981	$34,730	$8,348	$1,604,392	$3,129,534
Period gap	$248,873	$(20,048)	$790,078	$91,257	$(1,110,160)
Cumulative interest-earning assets	$1,567,956	$1,710,889	$2,535,697	$2,635,302
Cumulative interest-bearing liabilities	$1,319,083	$1,482,064	$1,516,794	$1,525,142
Cumulative gap	$248,873	$228,825	$1,018,903	$1,110,160
Cumulative interest-earning assets to cumulative interest-bearing liabilities	118.9%	115.4%	167.2%	172.8%
Cumulative gap as a percent of:
Total assets	8.0%	7.3%	32.6%	35.5%
Interest-earning assets	9.4%	8.7%	38.7%	42.1%

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

In using this interest rate risk management tool, we focus on the gap sensitivity identified as the cumulative one year gap. The preceding table indicates that we had a positive one year cumulative gap of $228.8 million, or 7.3% of total assets, at September 30, 2005. This gap position suggests that we are asset-sensitive and if rates were to increase, our net interest margin would most likely increase. Conversely, if rates were to fall during this period, interest income would decline by a greater amount than interest expense and net income would decrease. The ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities maturing or repricing within one year at September 30, 2005 is 115.4%. This one year gap position indicates that interest income is likely to be affected to a greater extent than interest expense for any changes in interest rates within one year from September 30, 2005.

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

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

On June 8, 2004, the Company was served with an amended complaint naming First Community and Pacific Western as defendants in a class action lawsuit filed in Los Angeles Superior Court pending as Gilbert et. al v. Cohn et al, Case No. BC310846 (the “Gilbert Litigation”). A former officer of First Charter Bank, N.A. (“First Charter”), which the Company acquired in October 2001, was also named as a defendant. That former officer left First Charter in May of 1997 and later became a principal of Four Star Financial Services, LLC (“Four Star”), an affiliate of 900 Capital Services, Inc. (“900 Capital”),

On April 18, 2005, the plaintiffs filed the second amended class action complaint. The second amended complaint alleged that the former officer of First Charter improperly induced several First Charter customers to invest in 900 Capital or affiliates of 900 Capital and further alleges that Four Star, 900 Capital and some of their affiliated entities perpetuated their fraud upon investors through various accounts at First Charter, First Community and Pacific Western with those banks’ purported knowing participation in and/or willful ignorance of the scheme. The key allegations in the second amended complaint dated back to the mid-1990s and the second amended complaint alleged several counts for relief including aiding and abetting, conspiracy, fraud, breach of fiduciary duty, relief pursuant to the California Business and Professions Code, negligence and relief under the California Securities Act stemming from an alleged fraudulent scheme and sale of securities issued by 900 Capital and Four Star. In disclosures provided to the parties, plaintiffs have asserted that the named plaintiffs have suffered losses well in excess of $3.85 million, and plaintiffs have asserted that “losses to the class total many tens of millions of dollars.” While we understand that the plaintiffs intend to seek to certify a class for purposes of pursuing a class action, a class has not yet been certified and no motion for class certification has been filed. On June 15, 2005, we filed a demurrer to the second amended complaint, and on August 22, 2005, the Court sustained our demurrer as to each of the counts therein, granting plaintiffs leave to amend on four of the six counts, and dismissing the other counts outright. The plaintiffs’ third amended complaint is currently due on November 1, 2005.

On August 12, 2005, the Company was notified by Progressive Casualty Insurance Company (“Progressive”), its primary insurance carrier with respect to the Gilbert Litigation, that Progressive has determined that, based upon the allegations in the second amended complaint filed in the Gilbert Litigation, there is no coverage with respect to the Gilbert Litigation under the Company’s insurance policy with Progressive. Progressive also notified the Company that it was withdrawing its agreement to fund defense costs for the Gilbert Litigation and reserving its right to seek reimbursement from the Company for any defense costs advanced pursuant to the insurance policy. Through October 21, 2005, Progressive had advanced to the Company approximately $690,000 of defense costs with respect to the Gilbert Litigation.

On August 12, 2005, Progressive filed an action in federal district court for declaratory relief, currently pending as Progressive Casualty Insurance Company, etc., v. First Community Bancorp, etc., et al., Case No. 05-5900 SVW (MAWx) (the “Progressive Litigation”), seeking a  declaratory judgment with respect to the parties’ rights and obligations under Progressive’s policy with the Company. On October 11, 2005, the Company filed in federal court a motion to dismiss or stay the Progressive Litigation.

The Company intends to vigorously defend any action by Progressive to deny coverage or to seek reimbursement of any defense costs advanced, and we continue to defend vigorously the underlying Gilbert Litigation. Additionally, the Company intends to pursue any of its rights to require Progressive to continue to advance defense costs and otherwise provide insurance coverage for the Gilbert Litigation in accordance with the terms of its policy and agreements with Progressive.

At this stage of the litigation related to the Gilbert Litigation and the Progressive Litigation, we do not believe it is feasible to accurately assess the likely outcome, the timing of its resolution, or whether it will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Repurchases of Common Stock

Through the Company’s Directors Deferred Compensation Plan, or the DDCP, participants in the DDCP may invest deferred amounts in the Company’s common stock. The Company has the discretion whether to track purchases of common stock as if made, or to fully fund the DDCP via actual purchases of common stock with deferred amounts. Purchases of Company common stock by the rabbi trust of the DDCP are considered repurchases of common stock by the Company since the rabbi trust is an asset of the Company. Actual purchases of Company common stock via the DDCP are made through open market purchases pursuant to the terms of the DDCP, which since the amendment of the DDCP in August 2003 includes a predetermined formula and schedule for the purchase of such stock in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. Pursuant to the terms of the DDCP, generally, purchases are actually made or deemed to be made in the open market on the 15th of the month (or the next trading day) following the day on which deferred amounts are contributed to the DDCP. The table below summarizes the purchases actually made by the DDCP during the quarter ended September 30, 2005.

	Total Shares Purchased	Average Price Per Share	Shares Purchased As Part of a Publicly- Announced Program	Maximum Shares Still Available for Repurchase
July 1 – July 31, 2005	—	—	N/A	N/A
August 1 – August 31, 2005	—	—	N/A	N/A
September 1 – September 30, 2005	2,710	$46.18	N/A	N/A
Total	2,710	$46.18	N/A	N/A

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
Date: October 28, 2005
/s/ VICTOR R. SANTORO
Victor R. Santoro
Executive Vice President and Chief Financial Officer