Form 10-K
period 2005-12-31
FIRST COMMUNITY BANCORP /CA/
filed 2006-03-13
CIK 1102112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 00-30747

FIRST COMMUNITY BANCORP

(Exact Name of Registrant as Specified in Its Charter)

California	33-0885320
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)
6110 El Tordo
P.O. Box 2388
Rancho Santa Fe, California	92067
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 756-3023

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated Filer and Large Accelerated Filer” in Rule 12b-2 of the Exchange Act. (check one): Large Accelerated Filer ☐ Accelerated Filer ☒ Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐  No ☒

As of June 30, 2005, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on the Nasdaq National Market as of the close of business on June 30, 2005, was approximately $632.4 million. Registrant does not have any nonvoting common equities.

As of March 3, 2006, there were 20,104,282 shares of registrant’s common stock outstanding, excluding 731,164 shares of unvested restricted stock and performance stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company’s definitive proxy statement for its 2006 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

PART I
ITEM 1.	Business	3
	General	3
	Strategic Evolution and Acquisition Strategy	4
	Banking Business	6
	Financial and Statistical Disclosure	10
	Supervision and Regulation	10
	Available Information	15
	Forward–Looking Information	16
ITEM 1A.	Risk Factors	17
ITEM 1B.	Unresolved Staff Comments	21
ITEM 2.	Properties	21
ITEM 3.	Legal Proceedings	21
ITEM 4.	Submission of Matters to a Vote of Security Holders	22
PART II
ITEM 5.	Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	23
	Marketplace Designation, Sales Price Information and Holders	23
	Dividends	23
	Securities Authorized for Issuance under Equity Compensation Plans	25
	Recent Sales of Unregistered Securities and Use of Proceeds	26
	Repurchases of Common Stock	26
ITEM 6.	Selected Financial Data	27
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
	Overview	28
	Key Performance Indicators	28
	Critical Accounting Policies	30
	Results of Operations	32
	Financial Condition	41
	Borrowings	48
	Capital Resources	49
	Liquidity	50
	Contractual Obligations	51
	Off–Balance Sheet Arrangements	51
	Recent Accounting Pronouncements	51
ITEM 7A.	Qualitative and Quantitative Disclosures About Market Risk	51
ITEM 8.	Financial Statements and Supplementary Data	58
	Contents	58
	Management’s Report on Internal Control Over Financial Reporting	59
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	60
	Report of Independent Registered Public Accounting Firm	61
	Consolidated Balance Sheets as of December 31, 2005 and 2004	62
	Consolidated Statements of Earnings for the Years Ended December 31, 2005, 2004 and 2003	63
	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003	64
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	65
	Notes to Consolidated Financial Statements	66
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	106
ITEM 9A.	Controls and Procedures	106
PART III
ITEM 10.	Directors and Executive Officers of the Registrant	107
ITEM 11.	Executive Compensation	107
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	107
ITEM 13.	Certain Relationships and Related Transactions	107
ITEM 14.	Principal Accountant Fees and Services	107
PART IV
ITEM 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	108
SIGNATURES		112
CERTIFICATIONS

PART I

ITEM 1. BUSINESS

General

We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our banking subsidiaries. As of December 31, 2005, those subsidiaries were First National Bank, which we refer to as First National, and Pacific Western National Bank, or Pacific Western. On August 12, 2005, we acquired First American Bank, or First American, which was merged with and into Pacific Western, with Pacific Western surviving the merger. On October 7, 2005, we acquired Pacific Liberty Bank, or Pacific Liberty, and merged Pacific Liberty into Pacific Western, with Pacific Western surviving the merger. We refer to Pacific Western and First National herein as the “Banks” and when we say “we”, “our” or the “Company”, we mean the Company on a consolidated basis with the Banks. When we refer to “First Community” or to the holding company, we are referring to the parent company on a standalone basis. Discussions about the Company and the Banks as of and for the year ended December 31, 2005 include First American and Pacific Liberty from and after their respective dates of acquisition.

The Banks are full-service community banks offering a broad range of banking products and services including: accepting time and demand deposits, originating commercial loans, including asset-based lending and factoring of accounts receivable, real estate and construction loans, Small Business Administration guaranteed loans, or SBA loans, consumer loans, mortgage loans, international loans for trade finance and other business-oriented products. At December 31, 2005, the gross loans of the Banks totaled $2.5 billion of which approximately 30% were commercial loans, 68% were commercial real estate loans, including construction loans, and 2% were consumer and other loans. These percentages include some foreign loans, primarily to individuals or entities with business in Mexico, representing 4% of total loans. In addition, special services and requests beyond the lending limits of the Banks can be arranged through correspondent banks.

We derive our income primarily from interest received on commercial real estate loans, commercial loans and consumer loans and, to a lesser extent, from interest received on investment securities, fees received in connection with deposit services as well as loans and other services offered, including foreign exchange services. Our major operating expenses are the interest paid by the Banks on deposits and borrowings, employee compensation and general operating expenses. The Banks rely on a foundation of locally generated deposits. Our Banks have a relatively low cost of funds due to a high percentage of noninterest bearing and low cost deposits. Our operations, like those of other financial institutions operating in Southern California, are significantly influenced by economic conditions in Southern California, including the strength of the real estate market, and the fiscal and regulatory policies of the federal and state government and the regulatory authorities that govern financial institutions. See
“—Supervision and Regulation.” Through our asset-based lending and factoring operations, we also operate in Arizona and Texas and are subject to the economic conditions affecting those markets.

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

Through our holding company structure, First Community creates operating efficiencies for the Banks by consolidating core administrative, operational and financial functions that serve both of the Banks.

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

As of December 31, 2005, our assets totaled approximately $3.2 billion. As of March 3, 2006, we have two wholly-owned banking subsidiaries, First National with 13 branches located in San Diego County and Pacific Western with 35 branches located in Los Angeles, Orange, Riverside, and San Bernardino Counties and in San Francisco, California. First National’s business includes the asset-based lending and accounts receivable factoring operations of its wholly-owned subsidiary FC Financial, based in Phoenix, Arizona, with lending production offices in Dallas, Texas and Los Angeles and Orange, California.

Strategic Evolution and Acquisition Strategy

The Company was organized on October 22, 1999 as a California corporation for the purpose of becoming a bank holding company and to acquire all the outstanding capital stock of Rancho Santa Fe National Bank, First National’s predecessor.

We have grown rapidly through a series of acquisitions. The following chart summarizes the completed acquisitions since our inception, which are described in more detail below and in Note 2 of Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Date	Institution/Company Acquired
May 2000	Rancho Santa Fe National Bank
May 2000	First Community Bank of the Desert
January 2001	Professional Bancorp, Inc.
October 2001	First Charter Bank
January 2002	Pacific Western National Bank
March 2002	W.H.E.C., Inc.
August 2002	Upland Bank
August 2002	Marathon Bancorp
September 2002	First National Bank
January 2003	Bank of Coronado
August 2003	Verdugo Banking Company
March 2004	First Community Financial Corporation
April 2004	Harbor National Bank
August 2005	First American Bank
October 2005	Pacific Liberty Bank
January 2006	Cedars Bank

We have financed our acquisitions, in part, with cash raised from the sale of our common stock or from the issuance of subordinated debentures. In January 2002, we raised $23.0 million in a private placement from the sale, via a rights offering, of 1.2 million shares of our common stock. The proceeds of the rights offering were used to help fund the acquisition of Pacific Western National Bank. In July 2002, we raised $89.3 million via the sale of 3.9 million shares of our common stock in a registered public offering, which we refer to as the 2002 offering. The proceeds of the 2002 offering were used to help fund the acquisitions of Upland Bank, Marathon Bancorp, First National Bank and Bank of Coronado. In August and September 2005, we raised $49.0 million via the sale of 1.0 million shares of our common stock in a registered public offering, which we refer to as the 2005 offering. The proceeds of the 2005 offering were used to help fund the acquisition of First American Bank. In January 2006, we raised $109.5 million via the sale of 1.9 million shares of our common stock in a registered public offering. The proceeds of the January 2006 offering were used to provide regulatory capital to support the acquisition of Cedars Bank. We have issued and have outstanding a total of $121.7 million in subordinated debentures as follows: $8.2 million issued in 2000, $20.6 million issued in 2001, $10.3 million in 2002, $20.6 million issued in 2003, and $61.9 million issued in the first quarter of 2004. The proceeds from the last issuance were used to help fund the FC Financial and Harbor National acquisitions. See Note 8 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.” As described in more detail below, we have also financed the acquisitions with the exchange of our common stock for the stock of the target company. Below is a summary of the acquisitions which have occurred since the beginning of 2003.

Bank of Coronado Acquisition

On January 9, 2003, we acquired Bank of Coronado. We paid approximately $11.6 million in cash for all of the shares of common stock and options of Bank of Coronado. Upon completion of the acquisition, Bank of Coronado was merged into First National.

Verdugo Banking Company Acquisition

On August 22, 2003, we acquired Verdugo Banking Company. We paid approximately $34.3 million in cash for all of the outstanding shares of common stock and options of Verdugo Banking Company. At the time of the acquisition, Verdugo Banking Company was merged into Pacific Western.

First Community Financial Corporation

On March 1, 2004, we acquired FC Financial, a privately-held commercial finance company based in Phoenix, Arizona. We paid $40.0 million in cash for all of the outstanding common stock and options of FC Financial. At the time of the acquisition, FC Financial became a wholly-owned subsidiary of First National.

Harbor National Bank Acquisition

On April 16, 2004, we acquired Harbor National. We paid approximately $35.7 million in cash for all of the outstanding shares of common stock and options of Habor National. At the time of the acquisition, Harbor National was merged into Pacific Western.

First American Bank Acquisition

On August 12, 2005, we acquired First American Bank, or First American, based in Rosemead, California. We paid approximately $59.7 million in cash to First American shareholders, and caused First American to pay $2.6 million in cash for all outstanding options to purchase First American common stock. The aggregate deal value was approximately $62.3 million. We made this acquisition to expand our presence in Los Angeles County, California. At the time of the acquisition, First American was merged into Pacific Western.

Pacific Liberty

On October 7, 2005, we acquired Pacific Liberty Bank, or Pacific Liberty, based in Huntington Beach, California. We issued approximately 784,000 shares of our common stock to the Pacific Liberty shareholders and caused Pacific Liberty to pay $5.0 million in cash for all outstanding options to purchase Pacific Liberty common stock. The aggregate deal value was approximately $41.6 million. We made this acquisition to expand our presence in Orange County, California. At the time of the acquisition, Pacific Liberty was merged into Pacific Western.

Cedars Bank

On January 4, 2006, we acquired Cedars Bank, or Cedars, based in Los Angeles, California. We paid approximately $120.0 million in cash for all of the outstanding shares of common stock and options of Cedars. At the time of the merger, Cedars was merged into Pacific Western We made this acquisition to expand our presence in Los Angeles, California. At the time of the acquisition, Cedars was merged into Pacific Western. In January 2006, we issued 1,891,086 shares of common stock for net proceeds of $109.5 million. We used these proceeds to augment our regulatory capital in support of the Cedars acquisition.

Foothill Independent Bancorp

On December 15, 2005, First Community announced that it had entered into a definitive agreement to acquire all of the outstanding common stock and options of Foothill Independent Bancorp in exchange for $238.0 million in consideration consisting of First Community Bancorp common stock for the outstanding common stock of Foothill and cash for the Foothill stock options. Foothill Independent Bancorp had $799 million in assets and twelve branch offices at December 31, 2005. The acquisition of Foothill Independent Bancorp is subject to regulatory approval and the approval of Foothill shareholders, and is currently expected to close in the second quarter of 2006. Upon completion of the acquisition, Foothill Independent Bancorp will be merged into Pacific Western.

Banking Business

The Banks are full-service community banks that offer a broad range of banking products and services, including many types of business and personal savings and checking accounts and other commercial and consumer banking services, including foreign exchange services. We derive our income primarily from the interest received on the various loan products, interest on investment securities and to a lesser extent from fees, providing deposit services, foreign exchange services and extending credit. The Banks originate several types of loans, including secured and unsecured commercial and consumer loans, commercial real estate mortgage loans, SBA loans and construction loans. We extend credit to customers located primarily in the counties we serve and through certain programs at First National, we also extend credit and make commercial and real estate loans to businesses located in Mexico. Special services, including international banking services, multi-state deposit services and investment services, or requests beyond the lending limits of the Banks can be arranged through correspondent banks. The Banks issue ATM and debit cards as well as have a network of ATMs and offer access to ATM networks through other major service providers. Through the Banks, we provide these banking and financial services throughout Southern California to small and medium-sized businesses and the owners and employees of those businesses. We also provide asset-based lending and factoring of accounts receivable to small businesses located throughout the southwestern United States through FC Financial’s office in Phoenix, Arizona, and its employees located in Dallas, Texas and Los Angeles and Orange, California.

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

Business Concentrations

No individual or single group of related accounts is considered material in relation to our total assets or to the assets or deposits of either of the Banks, or in relation to the overall business of the Company. However, approximately 68% of our loan portfolio held for investment at December 31, 2005 consisted of real estate-related loans, including construction loans, miniperm loans, commercial real estate mortgage loans and commercial loans secured by commercial real estate. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loans.” Moreover, our business activities are currently focused primarily in Southern California, with the majority of our business concentrated in Los Angeles, Riverside, Orange, San Bernardino and San Diego Counties. Consequently, our results of operations and financial condition are dependent upon the general trends in the Southern California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in Southern California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region. We conduct foreign lending activities through First National, including commercial and real estate lending, consisting predominantly of loans to individuals or entities located in Mexico. All of our foreign loans are denominated in U.S. dollars and most are collateralized by assets located in the United States or guaranteed or insured by businesses located in the United States. Through its operating subsidiary FC Financial, First National also conducts asset-based lending and factoring of accounts receivable primarily in the states of Arizona, California and Texas.

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

Mergers between financial institutions have placed additional pressure on banks within the industry to consolidate their operations, reduce expenses and increase revenues to remain competitive. In addition, competition has intensified due to federal and state interstate banking laws, which permit banking organizations to expand geographically with fewer restrictions than in the past. These laws allow banks to merge with other banks across state lines, thereby enabling banks to establish or expand banking operations in our most significant markets. The competitive environment is also significantly affected by federal and state legislation which make it easier for non-bank financial institutions to compete with us.

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

Regulatory Matters

On June 14, 2005, the Office of the Comptroller of the  Currency, which we refer to as the OCC, informed the Company’s subsidiary First National Bank that, as of June 13, 2005, the OCC had terminated the Memorandum of Understanding (the “MOU”) between the OCC and First National, dated April 8, 2004, relating to Bank Secrecy Act/Anti-Money Laundering (“BSA/AML”) matters.  The memorandum required us to evaluate and strengthen our BSA/AML program and processes. The memorandum was limited in scope to BSA/AML issues and management believes that it did not have any material impact on our operating results or financial condition. The OCC stated that it had determined that First National had complied with its obligations under the terms of the MOU.

Employees

As of March 3, 2006, First National had 199 full time equivalent employees, Pacific Western had 382 full time equivalent employees, and First Community had 100 full time equivalent employees.

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

Regulation of the Banks

The Banks are extensively regulated under federal law, and to a lesser extent, state law.

The Banks are insured by the FDIC, which currently insures deposits of each member bank to a maximum of $100,000 per depositor. For this protection, the Banks, as is the case with all insured banks, pay a quarterly statutory assessment and are subject to the rules and regulations of the FDIC. First Community is a member of the Federal Reserve System and is subject to primary regulation by the FRB. First National and Pacific Western are national banks and therefore regulated primarily by the OCC.

Various requirements and restrictions under federal law affect the operations of the Banks. Federal statutes and regulations relate to many aspects of the Banks’ operations, including standards for safety and soundness, reserves against deposits, interest rates payable on deposits and loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, fair lending requirements, Community Reinvestment Act activities and loans to affiliates. Further, the Banks are required to maintain certain levels of capital. The following are the regulatory capital guidelines and the actual capitalization levels for First National, Pacific Western and the Company as of December 31, 2005:

	Adequately Capitalized	Well Capitalized	First National	Pacific Western	Company Consolidated
	(greater than or equal to)
Total risk-based capital ratio	8.00%	10.00%	13.64%	10.63%	11.79%
Tier 1 risk-based capital ratio	4.00%	6.00%	12.39%	9.67%	10.66%
Tier 1 leverage capital ratio	4.00%	5.00%	11.92%	9.69%	10.55%

The Company issued subordinated debentures to trusts that were established by us which, in turn, issued $118 million of trust preferred securities. These securities are currently included in our Tier I capital for purposes of determining the Company’s Tier I and total risk-based capital ratios. The FRB, which is the holding company’s banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, effective March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity, less goodwill net of any related deferred income tax liability. The regulations currently in effect through December 31, 2008, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at December 31, 2005. We expect that our Tier I capital ratios will be at or above the existing well capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

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

Hazardous Waste Clean-Up

Since we are not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, our primary exposure to environmental laws is through our lending activities and through properties or businesses we may own, lease or acquire. Based on a general survey of the loan portfolios of the Banks, conversations with local appraisers and the type of lending currently and historically done by the Banks, we are not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on the Company as of March 3, 2006.

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

USA Patriot Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”), designed to deny terrorists and others the ability to obtain access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act, as implemented by various federal regulatory agencies, requires financial institutions, including the Company, to implement new policies and procedures or amend existing policies and procedures with respect to, among other matters, anti money laundering, compliance, suspicious activity and currency transaction reporting and due diligence on customers. The Patriot Act and its underlying regulations also permit information sharing for counter terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB, the OCC and other federal banking agencies to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act. The Company has augmented its systems and procedures to accomplish this. We believe that the cost of compliance with the Patriot Act is not likely to be material to the Company.

On June 14, 2005, the OCC informed the Company’s subsidiary First National Bank that, as of June 13, 2005, the OCC had terminated the MOU between the OCC and First National, dated April 8, 2004, relating to Bank Secrecy Act/Anti-Money Laundering matters. The memorandum required us to evaluate and strengthen our BSA/AML program and processes. The memorandum was limited in scope to BSA/AML issues and management believes that it did not have any material impact on our operating results or financial condition. The OCC stated that it had determined that First National had complied with its obligations under the terms of the MOU.

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

Customer Information Security

The FRB, the OCC and other bank regulatory agencies have adopted final guidelines for safeguarding confidential, personal customer information. These guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazard to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. We have adopted a customer information security program to comply with such requirements.

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

Our Investor Relations Department can be contacted at First Community Bancorp, 275 N. Brea Blvd., Brea, CA 92821, Attention: Investor Relations, telephone 714-671-6800, or via e-mail to investor-relations@firstcommunitybancorp.com.

(All website addresses given in this document are for information only and are not intended to be an active link or to incorporate any website information into this document.)

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

ITEM 1A. RISK FACTORS

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

A downturn in the real estate market could negatively affect our business because a significant portion (approximately 68% as of December 31, 2005) of our loans are secured by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

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

Our operations are subject to extensive regulation by federal governmental authorities, and to a lesser extent state and local authorities, and we are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. There are currently proposed laws, rules and regulations that, if adopted, would impact our operations. There can be no assurance that these proposed laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could (i) make compliance much more difficult or expensive, (ii) restrict our ability to originate, broker or sell loans or accept certain deposits, (iii) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us, or (iv) otherwise adversely affect our business or prospects for business. See “— Supervision and Regulation” below.

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

In accordance with accounting principles generally accepted in the United States, we maintain an allowance for loan losses to provide for loan defaults and non-performance and a reserve for unfunded loan committments, which when combined, we refer to as the allowance for credit losses. Our allowance for credit losses may not be adequate to cover actual credit losses, and future provisions for credit losses could materially and adversely affect our operating results. Our allowance for credit losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for credit losses. While we believe that our allowance for credit losses is adequate to cover current losses, we cannot assure you that we will not further increase the allowance for credit losses or that regulators will not require us to increase this allowance. Either of these occurrences could materially and negatively affect our earnings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Concentrated ownership of our common stock creates a risk of sudden changes in our share price.

As of March 3, 2006, directors and members of our executive management team owned or controlled approximately 13.1% of our common stock, excluding shares that may be issued to executive officers upon payment of restricted and performance stock awards and exercise of stock options. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our common stock. In addition, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly.

Our largest shareholder is a registered bank holding company and the activities and regulation of such shareholder may affect the permissible activities of the Company.

Castle Creek Capital, LLC, which we refer to as Castle Creek, is controlled by our chairman, John M. Eggemeyer, and beneficially owned approximately 9.1% of the Company as of March 3, 2006. Castle Creek is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and is regulated by the Board of Governors of the Federal Reserve System, or FRB. Under FRB guidelines, holding companies must be a “source of strength” for their subsidiaries. See “—Supervision and Regulation—Bank Holding Company Regulation.”  Regulation of Castle Creek by the FRB may adversely affect the activities and strategic plans of the Company should the FRB determine that Castle Creek or any other company in which Castle Creek has invested has engaged in any unsafe or unsound banking practices or activities. While we have no reason to believe that the FRB is proposing to take any action with respect to Castle Creek that would adversely affect the Company, we remain subject to such risk.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of March 3, 2006, we had a total of 67 properties consisting of 47 branch offices, 3 annex office, 2 operations centers and 15 other properties of which 15 are subleased. We own 4 locations and the remaining properties are leased. All properties are located in Southern California except for the annex office used by FC Financial, which is located in Phoenix, Arizona and a Pacific Western branch office located in San Francisco. Pacific Western operates through 35 branches and its principal office is located at 120 Wilshire Blvd., Santa Monica, California 90401. First National operates through 13 branches and its principal office is located at 401 West “A” Street, San Diego, California 92101.

For additional information regarding properties of the Company and of the Banks, see “Item 8. Financial Statements and Supplementary Data.”

ITEM 3. LEGAL PROCEEDINGS

On June 8, 2004, the Company was served with an amended complaint naming First Community and Pacific Western as defendants in a class action lawsuit filed in Los Angeles Superior Court pending as Gilbert et. al v. Cohn et al, Case No. BC310846 (the “Gilbert Litigation”). A former officer of First Charter Bank, N.A. (“First Charter”), which the Company acquired in October 2001, was also named as a defendant. That former officer left First Charter in May of 1997 and later became a principal of Four Star Financial Services, LLC (“Four Star”), an affiliate of 900 Capital Services, Inc. (“900 Capital”).

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

On August 12, 2005, the Company was notified by Progressive Casualty Insurance Company (“Progressive”), its primary insurance carrier with respect to the Gilbert Litigation, that Progressive had determined that, based upon the allegations in the second amended complaint filed in the Gilbert Litigation, there is no coverage with respect to the Gilbert Litigation under the Company’s insurance policy with Progressive. Progressive also notified the Company that it was withdrawing its agreement to fund defense costs for the Gilbert Litigation and reserving its right to seek reimbursement from the Company for any defense costs advanced pursuant to the insurance policy. Through December 31, 2005, Progressive had advanced to the Company approximately $690,000 of defense costs with respect to the Gilbert Litigation.

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

In November 2005, along with certain other defendants, we reached an agreement in principle with respect to the Gilbert Litigation. The proposed settlement, toward which First Community would contribute $775,000, is subject to the final settlement terms and documentation being agreed upon by First Community, the plaintiffs and other parties who are also contributing to this settlement. Additionally, the settlement is subject to approval by the Los Angeles Superior Court. While we believe that this settlement, if finalized, will end our exposure to the underlying claims by participating class members, we cannot be certain that a final settlement will be reached or that we will not be subject to further claims by parties related to the same claims who did not participate in the settlement. In connection with the Gilbert Litigation settlement, we also reached a settlement in principle with Progressive Casualty Insurance Co. in the Progressive Litigation. The settlement with Progressive, which includes an additional contribution by Progressive under First Community’s policy toward the settlement of the Gilbert Litigation and a dismissal by Progressive of any claims against First Community for reimbursement, is contingent upon the consummation of the Gilbert Litigation settlement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2005.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Marketplace Designation, Sales Price Information and Holders

On June 1, 2000, our common stock was designated for quotation on the Nasdaq National Market® and trades under the symbol “FCBP.” The following table summarizes the high and low bid prices for each quarterly period ended since January 1, 2004 for our common stock, as quoted and reported by the Nasdaq National Market:

	Sales Prices
	High	Low
Quarter Ended
2004:
First quarter	$40.68	$36.00
Second quarter	$39.97	$32.02
Third quarter	$43.65	$37.38
Fourth quarter	$43.99	$39.56
2005:
First quarter	$46.20	$39.00
Second quarter	$48.95	$41.18
Third quarter	$51.62	$45.50
Fourth quarter	$57.30	$45.07

As of March 3, 2006, the closing price of our common stock on Nasdaq was $60.07 per share. As of that date, we believe, based on the records of our transfer agent, that there were approximately 1,375 record holders of our common stock.

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

Our primary source of income is the receipt of dividends from the Banks. The availability of dividends from the Banks is limited by various statutes and regulations. It is possible, depending upon the financial condition of the bank in question, and other factors, that the FRB and/or the OCC could assert that payment of dividends or other payments is an unsafe or unsound practice. In addition, our ability to pay dividends is limited by certain provisions of our credit agreements with U.S. Bank, N.A. and The Northern Trust Company. Both agreements provide that we may not declare or pay any dividend on the Company’s common stock in any quarter if such dividend, when added together with any purchases or redemptions of the Company’s capital stock and the previous three quarterly cash dividends declared and paid, would exceed fifty percent (50%) of the Company’s consolidated net income for the immediately preceding four quarterly periods. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” and Note 17 of Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Our ability to pay dividends is also limited by certain covenants contained in the indentures governing trust preferred securities that we have issued, and the debentures underlying the trust preferred securities. The indentures provide that if an Event of Default (as defined in the indentures) has occurred and is continuing, or if we are in default with respect to any obligations under our guarantee agreement which covers payments of the obligations on the trust preferred securities, or if we give notice of any intention to defer payments of interest on the debentures underlying the trust preferred securities, then we may not, among other restrictions, declare or pay any dividends (other than a dividend payable by the Banks to the holding company) with respect to our common stock. See Note 8 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Holders of our common stock are entitled to receive dividends declared by our Board of Directors out of funds legally available under the laws of the State of California, subject to the rights of holders of any preferred stock of the Company that may be issued in the future. Since January 1, 2004 we have declared the following quarterly dividends:

Record Date	Pay Date	Amount per Share
February 13, 2004	February 27, 2004	$0.1875
May 14, 2004	May 28, 2004	$0.22
August 16, 2004	August 31, 2004	$0.22
November 15, 2004	November 30, 2004	$0.22
February 15, 2005	February 28, 2005	$0.22
May 16, 2005	May 31, 2005	$0.25
August 16, 2005	August 31, 2005	$0.25
November 16, 2005	November 30, 2005	$0.25
February 16, 2006	February 28, 2006	$0.25

We believe that the Company will be able to continue paying quarterly dividends, however we can provide no assurance that we will continue to declare dividends on a quarterly basis or otherwise. The declaration of dividends by the Company is subject to the discretion of our Board of Directors. Our Board of Directors will take into account such matters as general business conditions, our financial results, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us to our shareholders or by our subsidiaries to the holding company, and such other factors as our Board of Directors may deem relevant. See “Business—Regulation and Supervision” in Part I, Item 1 of this Annual Report on Form 10-K for a discussion of potential regulatory limitations on the holding company’s receipt of funds from the Banks.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2005, regarding securities issued and to be issued under our equity compensation plans that were in effect during fiscal 2005:

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
		(a)	(b)	(c)
Equity compensation plans approved by security holders	The First Community Bancorp 2003 Stock Incentive Plan(1)	543,793 (2)	$21.05	419,909	(3)(4)
Equity compensation plans not approved by security holders	None	—	—	—
Total

(1)          The First Community Bancorp 2003 Stock Incentive Plan (the “Incentive Plan”) was last approved by the shareholders of the Company at our 2004 Annual Meeting of Shareholders.

(2)          Amount represents outstanding options only and does not include the 405,831 shares of unvested restricted and performance stock awarded since 2003 and outstanding as of December 31, 2005 with an exercise price of zero.

(3)          The total number of shares of common stock that have been approved for issuance pursuant to awards granted or which may be granted in the future under the Incentive Plan is 2,500,000 shares. The number of securities remaining available for future issuance has been reduced by 405,831 shares which represents the sum of the number of unvested shares of restricted and performance stock awards outstanding at December 31, 2005 and the number of shares of restricted and performance stock awarded and vested by December 31, 2005.

(4)          All of the 419,909 shares remaining available for issuance under the Incentive Plan may be issued not only for future grants of options, warrants and rights, but also for future grants of restricted and performance stock awards. In July 2003, the Company replaced the practice of granting stock options with awards of restricted stock and performance stock. While the Company has not issued any stock options since such time, it may do so in the future. In January and February 2006, the Company granted 327,000 of performance and restricted stock awards reducing the shares remaining available for issuance under the Incentive Plan to 92,909.

Recent Sales of Unregistered Securities and Use of Proceeds

During the past three years, the Company has issued unregistered debt securities through three offerings of trust preferred securities. The details of those offerings are set forth below:

			Consideration		Exemption	Terms of
Securities Sold	Date Offering Completed	Underwriters or Other Purchasers	Aggregate OfferingPrice	Underwriting Discounts/ Commissions	from Registration Claimed	Conversion or Exercise	Use of Proceeds
	(In thousands)
Trust Preferred Securities	8/15/2003	First Tennessee Capital Markets/Keefe, Bruyette and Woods, Inc.	10,310	150	(1)	N/A	Acquisition financing
Trust Preferred Securities	9/3/2003	Trapeza CDO IV, LLC	10,310	—	(1)	N/A	Acquisition financing
Trust Preferred Securities	2/5/2004	Cohen Bros. & Co./ Friedman, Billings, Ramsey & Co., Inc.	61,856	300	(1)	N/A	Acquisition financing

(1)                The securities were sold in a private placement. We are informed by the initial purchasers that the securities were resold in transactions exempt from registration pursuant to Rule 144A under the Securities Act of 1933, as amended, to qualified institutional buyers as such term is defined in Rule 144A and in accordance with the procedures set forth in such Rule.

Additional information regarding the offering of our debt securities and the trust preferred securities is set forth in Note 8 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Repurchases of Common Stock

Through the Company’s Directors Deferred Compensation Plan, or the DDCP, participants in the plan may reinvest deferred amounts in the Company’s common stock. The Company has the discretion whether to track purchases of Common stock as if made, or to fully fund the DDCP via purchases of stock with deferred amounts. Purchases of Company common stock by the rabbi trust of the DDCP are considered repurchases of common stock by the Company since the rabbi trust is an asset of the Company. Actual purchases of Company common stock via the DDCP are made through open market purchases pursuant to the terms of the DDCP, which includes a predetermined formula and schedule for the purchase of such stock in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. Pursuant to the terms of the DDCP, generally purchases are actually made or deemed to be made in the open market on the 15th of the month (or the next trading day) following the day on which deferred amounts are contributed to the DDCP, beginning March 15 of each year. Listed in the table below are the purchases made by the DDCP for the fourth quarter of 2005:

	Total Shares Purchased	Average Price Paid Per Share	Shares Purchased As Part of a Publicly-Announced Program	Maximum Shares Still Available for Repurchase
October 1 - October 31, 2005	—	—	N/A	N/A
November 1 - November 30, 2005	—	—	N/A	N/A
December 1 - December 31, 2005	2,632	$53.22	N/A	N/A
	2,632	$53.22

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain of our financial and statistical information for each of the years in the five-year period ended December 31, 2005. This data should be read in conjunction with our audited consolidated financial statements as of December 31, 2005 and 2004, and for each of the years in the three-year period ended December 31, 2005, and related Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

	At or for the Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data and percentages)
Results of Operations(1):
Interest income	$183,352	$140,147	$112,881	$83,903	$43,114
Interest expense	22,917	14,417	12,647	14,156	11,279
NET INTEREST INCOME	160,435	125,730	100,234	69,747	31,835
Provision for credit losses	1,420	465	300	—	639
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	159,015	125,265	99,934	69,747	31,196
Noninterest income	13,890	17,221	19,637	12,684	5,205
Noninterest expense	87,414	81,827	65,820	54,302	25,915
EARNINGS BEFORE INCOME TAXES	85,491	60,659	53,751	28,129	10,486
Income taxes	35,125	24,296	21,696	11,217	4,376
NET EARNINGS	$50,366	$36,363	$32,055	$16,912	$6,110
Share Data:
Earnings per common share:
Basic	$3.05	$2.34	$2.08	$1.64	$1.30
Diluted	2.98	2.27	2.02	1.58	1.23
Dividends declared per share	0.97	0.85	0.68	0.54	0.36
Book value per share(2)	$27.30	$22.98	$21.24	$20.68	$10.48
Shares outstanding at the end of the year(2)	18,347	16,268	15,893	15,297	5,277
Average shares outstanding for basic EPS	16,536	15,521	15,382	10,302	4,696
Average shares outstanding for diluted EPS	16,894	15,987	15,868	10,692	4,958
Ending Balance Sheet Data:
Assets	$3,226,411	$3,049,453	$2,429,981	$2,120,004	$770,506
Time deposits in financial institutions	90	702	311	1,041	190
Investments	239,354	269,507	432,318	325,858	128,593
Loans, net of deferred fees	2,467,828	2,118,171	1,595,837	1,424,396	501,740
Allowance for loan losses(3)	27,303	24,083	22,531	21,392	11,209
Intangible assets	323,188	256,955	221,956	188,050	9,793
Deposits(4)	2,405,361	2,432,390	1,949,669	1,738,621	677,167
Borrowings	160,300	90,000	53,700	1,223	1,102
Subordinated debentures	121,654	121,654	59,798	39,178	28,868
Common shareholders’ equity	500,778	373,876	337,563	316,292	55,297
Selected Financial Ratios:
Dividend payout ratio	32.55%	37.33%	33.42%	34.18%	29.27%
Shareholders’ equity to assets at period end	15.52	12.26	13.89	14.92	7.18
Return on average assets	1.68	1.35	1.41	1.14	0.92
Return on average equity	12.10	10.36	9.84	9.66	16.33
Average equity/average assets	13.90	13.04	14.29	11.78	5.61
Net interest margin	6.37	5.58	5.24	5.41	5.32

(1)           Operating results of acquired companies are included from the respective acquisition dates. See Note 2 of Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

(2)           Includes 405,831 shares, 585,416 shares and 460,000 shares of unvested restricted and performance stock outstanding at December 31, 2005, 2004 and 2003.

(3)           The 2001 balance includes the reserve for unfunded loan commitments.

(4)           2004 includes a short-term $365 million interest-bearing deposit received on December 31, 2004.

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

The Banks are full-service community banks offering a broad range of banking products and services including: accepting time and demand deposits, originating commercial loans, including asset-based lending and factoring, real estate and construction loans, Small Business Administration guaranteed loans, or SBA loans, consumer loans, mortgage loans, international loans for trade finance, and other business-oriented products. At December 31, 2005, our gross loans totaled $2.5 billion of which approximately 30% consisted of commercial loans, 68% consisted of commercial real estate loans, including construction loans, and 2% consisted of consumer and other loans. Accordingly, the portfolio’s value and credit quality is affected in large part by real estate trends in Southern California. These percentages include some foreign loans, primarily to individuals or entities with business in Mexico, representing 4% of total loans.

The Banks compete actively for deposits, and we tend to solicit noninterest-bearing deposits. In managing the top line of our business, we focus on loan growth and loan yield, deposit cost, and net interest margin, as net interest income accounts for 92% of our net revenues (net interest income plus noninterest income).

On August 12, 2005, we acquired First American Bank, or First American, and merged First American into Pacific Western. On October 7, 2005, we acquired Pacific Liberty Bank, or Pacific Liberty, and merged Pacific Liberty into Pacific Western. Discussions about the Company and the Banks as of and for the year ended December 31, 2005 includes First American and Pacific Liberty from and after their respective dates of acquisition.

Key Performance Indicators

Among other factors, our operating results depend generally on the following:

The Level of Our Net Interest Income

Net interest income is the excess of interest earned on our interest-earning assets over the interest paid on our interest-bearing liabilities. Our primary interest-earning assets are loans and investment securities. Our primary interest-bearing liabilities are deposits, borrowings, and subordinated debentures. We attempt to increase our net interest income by maintaining a high level of noninterest-bearing deposits. At December 31, 2005, approximately 49% of our deposits were noninterest-bearing. Although we have borrowing capacity under various credit lines, we have traditionally borrowed funds only for short term liquidity needs such as managing deposit flows and interim acquisition financing. Some of our long-term borrowings are matched to the asset-based loan portfolio acquired in the FC Financial acquisition. Net proceeds from our other long-term borrowings, consisting of subordinated debentures, were used to fund certain of our acquisitions. Our general policy is to price our deposits in the bottom half or third-quartile of our competitive peer group, resulting in deposit products that bear interest rates at somewhat lower yields. While our deposit balances will fluctuate depending on deposit holders’ perceptions of alternative yields available in the market, we attempt to minimize these variances by attracting a high percentage of noninterest-bearing deposits, which have no expectation of yield. Cedars Bank, which we acquired on January 4, 2006, had a higher percentage of interest-bearing deposits than the Company has historically maintained. At the acquisition date, Cedars had 26% of its deposits in demand accounts compared to our 49%, and 44% in time deposits compared to our 11%. We expect that the addition of Cedars will reduce our ratio of demand deposits to total deposits and increase our ratio of time deposits to total deposits.

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

The Magnitude of Credit Losses

We stress credit quality in originating and monitoring the loans we make and measure our success by the level of our nonperforming assets and the corresponding level of our allowance for credit losses. Our allowance for credit losses is the sum of our allowance for loan losses and our reserve for unfunded loan committments. Provisions for credit losses are charged to operations as and when needed for both on and off balance sheet credit exposure. Loans which are deemed uncollectible are charged off and deducted from the allowance for loan losses. Recoveries on loans previously charged off are added to the allowance for loan losses. Changes in economic conditions, however, such as increases in the general level of interest rates, could negatively impact our customers and lead to increased provisions for credit losses. See also “—Financial Condition—Nonperforming Assets” below.

The Level of Our Noninterest Expense

Our noninterest expense includes fixed and controllable overhead, the major components of which are compensation, occupancy, data processing, professional fees and communications. We measure success in controlling such costs through monitoring of the efficiency ratio. We calculate the efficiency ratio by dividing noninterest expense by the sum of net interest income and noninterest income. Accordingly, a lower percentage reflects lower expenses relative to income. The consolidated efficiency ratios have been as follows:

Quarterly Period in 2005	Ratio
First	53.6%
Second	49.1%
Third	50.1%
Fourth	48.3%

Additionally, our operating results have been influenced significantly by acquisitions. The six acquisitions we completed from January 1, 2003 through December 31, 2005 added approximately $1.1 billion in assets. Our assets at December 31, 2005 totaled approximately $3.2 billion. Our noninterest expenses have increased for all periods presented because of our acquisitions. However, our expense control programs and merger integration routines enabled us to improve our efficiency ratio. In addition to driving down our efficiency ratio during 2005, we have steadily improved this ratio over the last 3 years.

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

Allowance for Credit Losses

The allowance for loan losses and the reserve for unfunded loan commitments when combined are referred to as the allowance for credit losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities. On December 31, 2004, we reclassified to other liabilities our reserve for unfunded loan commitments which was previously included with the allowance for loan losses. When we determined the amount of our allowance for loan losses applicable to the real estate loan portion of our portfolio, we included both real estate loan balances and real estate loan commitments because the commitments related to loans which existed and the commitment amounts were expected to be disbursed. We followed this practice through September 30, 2005. At December 31, 2005, we decided to use commitments for all categories of loans in determining our reserve for unfunded loan commitments. Accordingly, we reclassified from the allowance for loan losses to the reserve for unfunded loan commitments the commitment reserve related to real estate loans that was previously included in the allowance for loan losses prior to December 31, 2005. Generally, as loans are funded, the amount of the commitment reserve applicable to such funded loans will be transferred from the reserve for unfunded loan commitments to the allowance for loan losses based on our reserving methodology. The accompanying balance sheets and the allowance for loan losses tables included in Note 5 of Notes to Consolidated Financial Statements contained in “Item 8 Financial Statements and Supplementary Data” and within Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the reclassification.

We maintain an allowance for loan losses at an amount which we believe is sufficient to provide adequate protection against losses inherent in the loan portfolio at the balance sheet date. Our periodic evaluation of the adequacy of the allowance is based on such factors as our past loan loss experience, known and inherent risks in the portfolio, adverse situations that have occurred but are not yet known that may affect the borrowers’ ability to repay, the estimated value of underlying collateral, and economic conditions. As we utilize information currently available to evaluate the allowance for loan losses, the allowance for loan losses is subjective and may be adjusted in the future depending on changes in economic conditions or other factors.

The Company’s determination of the allowance for loan losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time.  Therefore, we perform a sensitivity analysis to provide insight regarding the impact of adverse changes in risk ratings may have on our allowance for loan losses. The sensitivity analysis does not imply any expectation of future deterioration in our loans’ risk ratings and it does not necessarily reflect the nature and extent of future changes in the allowance for loan losses due to the numerous quantitative and qualitative factors considered in determining our allowance for loan losses. At December 31, 2005, in the event that 5 percent of our loans were downgraded from the  pass to substandard category within our current allowance methodology, the allowance for loan losses would increase by approximately $16.9 million. Given current processes employed by the Company, management believes the risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions that could be significant to the Company’s financial statements.

Although we have established an allowance for loan losses that we consider adequate, there can be no assurance that the established allowance for loan losses will be sufficient to offset losses on loans in the future. Management also believes that the reserve for unfunded loan commitments is adequate. In making this determination, we use the same methodology for the reserve for unfunded loan commitments as we do for the allowance for loan losses and consider the same qualitative factors, as well as an estimate of the probability of drawdown of the commitments correlated to their credit risk rating. Please see “—Financial Condition—Allowance for Credit Losses” and Notes 1(h) and 5 of Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” for more information.

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

Our impairment analysis estimated the value of our reporting unit using three methods: an income approach which is a discounted cash flow model, a market comparison approach, and a market transaction approach. Each of these valuation methods include several assumptions, including forecasts of future earnings of our reporting unit, discount rates, market trends and market multiples of companies engaged in similar lines of business. If any of the assumptions used in the valuation of our goodwill change over time, the estimated value assigned to our goodwill could differ significantly, including a decrease in the value of goodwill which would result in a charge to our operations. The most significant element in the goodwill evaluation is the level of our earnings. If our earnings were to decline and cause our market capitalization to decline also, the market value of our Company may not support the carrying value of goodwill. The goodwill for our one reporting unit was last evaluated for impairment as of June 30, 2005, and no impairment was identified.

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

Results of Operations

Earnings Performance

We analyze our performance based on net earnings determined in accordance with accounting principles generally accepted in the United States. The comparability of financial information is affected by our acquisitions. Operating results include the operations of acquired entities from the dates of acquisition. Bank of Coronado ($88 million in assets) was acquired in January 2003, Verdugo Banking Company ($212 million in assets) was acquired in August 2003, FC Financial ($106 million in assets) was acquired in March 2004, Harbor National ($198 million in assets) was acquired in April 2004, First American ($286 million in assets) was acquired in August 2005, and Pacific Liberty ($183 million in assets) was acquired in October of 2005. The following table presents net earnings and summarizes per share data and key financial ratios:

	For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except share data)
Net earnings	$50,366	$36,363	$32,055
Profitability measures:
Basic earnings per share	$3.05	$2.34	$2.08
Diluted earnings per share	$2.98	$2.27	$2.02
Return on average assets	1.68%	1.35%	1.41%
Return on average equity	12.10%	10.36%	9.84%
Dividend payout ratio	32.55%	37.33%	33.42%

The 39% increase in net earnings during 2005 as compared to 2004 was due mainly to loan growth and acquisitions which together increased our revenues by 22%. The revenue increase was offset by a 7% increase in our noninterest expense. Our net interest income increased during 2005 largely due to a $334 million increase in our average loans over 2004. Noninterest income was $3.3 million lower for 2005 when compared to 2004 and is attributable to reduced gains on asset sales and lower service charges on deposit accounts. The increase in noninterest expenses for 2005 when compared to 2004 was a result of our acquisitions, increased compensation expense and professional fees, and a $775,000 legal settlement. The increased compensation expense for 2005 compared to 2004 is largely the result of an increased number of employees due to acquisitions, staff additions to support expanded lending activity and the amortization of restricted and performance stock awarded after June 30, 2003. Professional fees increased due to expenditures for compliance with the Sarbanes-Oxley Act and legal fees related to outstanding litigation. Other noninterest expense categories increased in order to support customer services and other growth.

The increase in net earnings for 2005 compared to 2004 was primarily due to acquisition activity.

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

Analysis of Average Balances, Yields and Rates

	For the Years Ended December 31,
	2005			2004			2003
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans, net of fees and costs(1)(2)	$2,231,975	$174,202	7.80%	$1,897,755	$130,175	6.86%	$1,493,211	$101,879	6.82%
Investment securities(2)	248,471	7,900	3.18%	324,156	9,584	2.96%	349,837	10,272	2.94%
Federal funds sold	39,117	1,245	3.18%	29,206	354	1.21%	68,742	718	1.04%
Other earning assets	198	5	2.53%	1,560	34	2.18%	1,168	12	1.03%
Total interest-earning assets	2,519,761	183,352	7.28%	2,252,677	140,147	6.22%	1,912,958	112,881	5.90%
Noninterest-earning assets	473,024			437,893			366,785
Total assets	$2,992,785			$2,690,570			$2,279,743
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest checking	$190,846	$116	0.06%	$185,255	$114	0.06%	$166,316	$206	0.12%
Money market	719,372	6,494	0.90%	668,881	3,716	0.56%	584,840	3,607	0.62%
Savings	97,144	179	0.18%	82,101	102	0.12%	78,053	348	0.45%
Time deposits	226,538	4,298	1.90%	257,930	3,192	1.24%	309,165	5,418	1.75%
Total interest-bearing deposits	1,233,900	11,087	0.90%	1,194,167	7,124	0.60%	1,138,374	9,579	0.84%
Borrowings and subordinated debentures	227,376	11,830	5.20%	172,459	7,293	4.23%	51,967	3,068	5.90%
Total interest-bearing liabilities	1,461,276	22,917	1.57%	1,366,626	14,417	1.05%	1,190,341	12,647	1.06%
Non interest-bearing liabilities
Demand deposits	1,072,071			933,418			733,536
Other liabilities	43,352			39,608			30,145
Total liabilities	2,576,699			2,339,652			1,954,022
Shareholders’ equity	416,086			350,918			325,721
Total liabilities and shareholders’ equity	$2,992,785			$2,690,570			$2,279,743
Net interest income		$160,435			$125,730			$100,234
Net interest spread			5.71%			5.17%			4.84%
Net interest margin			6.37%			5.58%			5.24%

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

Analysis of Net Interest Income Changes

	2005 Compared to 2004			2004 Compared to 2003
	Total Increase	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
	(Dollars in thousands)
Loans, net of fees and costs	$44,027	$24,698	$19,329	$28,296	$27,746	$550
Investment securities	(1,684)	(2,365)	681	(688)	(759)	71
Federal funds sold	891	154	737	(364)	(465)	101
Other earning assets	(29)	(34)	5	22	5	17
Total interest income	43,205	22,453	20,752	27,266	26,527	739
Interest checking	2	3	(1)	(92)	21	(113)
Money market	2,778	299	2,479	109	488	(379)
Savings	77	21	56	(246)	17	(263)
Time deposits	1,106	(427)	1,533	(2,226)	(803)	(1,423)
Borrowings and subordinated debentures	4,537	1,602	2,935	4,225	5,315	(1,090)
Total interest expense	8,500	1,498	7,002	1,770	5,038	(3,268)
Net interest income	$34,705	$20,955	$13,750	$25,496	$21,489	$4,007

2005 compared to 2004

The increase in net interest income in 2005 over 2004 was due primarily to a increase in both loan volume and loan yield. Loan volume increased due to loan growth, both from acquisitions and to a lesser extent from organic growth. Our net interest income is impacted by the significant amount of noninterest-bearing demand deposits in our balance sheet. We endeavor to acquire and maintain demand deposits which averaged $1.1 billion during 2005, or 46% of total average deposits. Maintaining this high percentage of noninterest-bearing demand deposits to total deposits contributed to our overall cost of deposits being 0.48% for 2005 compared to 0.33% for 2004. We estimated that as a result of the mix and rate structure of the deposits acquired in the Cedars acquisition our net interest margin was negatively impacted by approximately 20 basis points for the month of January 2006 compared to the month of December 2005. In addition, since Cedars’ entire loan portfolio is composed of variable rate loans, we expect that we will remain asset sensitive.

Loans increased $349.6 million during 2005. Such increase was composed of organic loan growth of $121.1 million and loans acquired of $228.5 million resulting in average loans increasing $334.2 million for the year. During 2005 average loans represented 89% of the total average interest-earning assets compared to 84% for 2004. Maintaining a high concentration of average loans to average interest-earning assets is a key factor in increasing interest income and maintaining our net interest margin, since loan yields are usually higher than yields on investment securities. The yield on average loans increased 94 basis points during 2005. During 2005, our base lending rate increased from 5.25% at December 31, 2004, to 7.25% at December 31, 2005, in response to the market interest rate changes made by the Federal Reserve Bank. Approximately 61% of our loan portfolio is eligible to reprice immediately as our base lending rate changes.

Interest expense increased in 2005 compared to 2004 due largely to an increase in the cost of our interest-bearing liabilities and, to a lesser extent, from the increase in amounts borrowed to fund loan growth and acquisitions. Interest-bearing deposit costs increased 30 basis points to 0.90% in 2005 compared to 2004, as a result of upward adjustments we made in rates offered on money market and certain time deposits in response to competition. The costs for borrowings and subordinated debentures also increased in 2005 as they have repriced in the higher interest rate enviroment. The increase in market interest rates contributed to both the increase in our deposit costs and the upward repricings of our borrowings which resulted in a 52 basis point increase in the cost of our interest-bearing liabilities for 2005 compared to 2004. In a rising interest rate environment we expect our cost of funds to increase and there can be no guarantee that we will be able to keep the net interest margin at the levels we achieved in 2005.

2004 compared to 2003

The increase in net interest income for 2004 compared to 2003 resulted largely from the increased volume in loans, which resulted primarily from organic loan growth and to a lesser extent from the loans acquired through our acquisition activity, coupled with the decrease in the rates paid on our interest-bearing liabilities. Noninterest-bearing demand deposits averaged $933.4 million during 2004, or 44% of total average deposits, and lowered our overall cost of deposits for 2004 to 0.33% compared to 0.51% for 2003. The rate decline on deposits and other interest-bearing liabilities was due largely to the continued low interest rate environment of 2004 and the increase in our noninterest-bearing deposits as a percentage of total deposits year-over-year. Average demand deposits as a percentage of total average deposits were 39% for 2003.

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

Total interest expense increased in 2004 compared with 2003 due largely to the $120.5 million increase in average borrowed funds, including subordinated debentures, used to fund loan growth and acquisitions. We increased our subordinated debentures $61.9 million through an offering of trust preferred securities in the first quarter of 2004. Interest expense related to our subordinated debentures totaled $6.1 million for 2004 and $2.9 million for 2003. Our interest expense on deposits decreased compared with 2003 largely as a result of the decline in interest rates paid on deposits during 2004. The cost of interest-bearing liabilities declined one basis point to 1.05% for 2004 compared to 2003 as the cost of borrowings and subordinated debt declined 167 basis points and they represented a higher proportion of interest-bearing liabilities.

Provision for Credit Losses

The amount of the provision for credit losses in each year is a charge against earnings in that year. The amount of provision is based upon management’s evaluation of the loan portfolio, past loan loss experience, general economic conditions and other pertinent factors.

We made a provision for credit losses of $1.4 million during 2005 and $465,000 during 2004. The 2005 provision for credit losses was composed of a $1.3 million addition to the allowance for loan losses and $75,000 added to the reserve for unfunded loan commitments. The 2004 provision for credit losses was composed of a $521,000 reduction to the allowance for loan losses and $986,000 added to the reserve for unfunded loan commitments. The provision for 2005 was in response to loan growth and the level of nonaccrual loans. During 2005, approximately $9.5 million of foreign loans were placed on nonaccrual. By December 31, 2005, these loans were either repaid, charged off, or returned to accrual status. The provision for 2004 was in response to loan growth. The allowance for loan losses was $27.3 million at December 31, 2005, and represented 1.11% of loans, net of deferred fees and costs, and 324.2% of nonaccrual loans as of that date. The allowance for loan losses was $24.1 million at December 31, 2004, and represented 1.14% of loans, net of deferred fees and costs, and 270.3% of nonaccrual loans as of that date. The reserve for unfunded commitments totaled $5.7 million at December 31, 2005, and $5.4 million at December 31, 2004. The total reserve for credit losses was $33.0 million at December 31, 2005 and $29.5 million at December 31, 2004. Net loans charged-off in 2005 decreased by $371,000 to $1.2 million when compared to 2004.

The high level of credit quality in our loan portfolio along with modest charge-offs has resulted in moderate provisions for credit losses. Increased provisions for credit losses may be required in the future based on loan and unfunded commitment growth and the affect changes in economic conditions, such as the level of interest rates and real estate values, have on the ability of borrowers to repay their loans. See “—Critical Accounting Policies,” “—Financial Condition—Allowance for Credit Losses,” and Note 5 of Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Noninterest Income

The following table sets forth the details of noninterest income for the years indicated. The columns titled “Increase (Decrease)” set forth the year-over-year changes between 2005 and 2004 and between 2004 and 2003.

	For the Years Ended December 31,
	2005	Increase (Decrease)	2004	Increase (Decrease)	2003
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$6,367	$(1,931)	$8,298	$(696)	$8,994
Other commissions and fees	4,292	295	3,997	164	3,833
Gain on sale of loans	596	(1,208)	1,804	891	913
Gain (loss) on sale of securities	(45)	(39)	(6)	(1,762)	1,756
Gain on sale of other real estate owned	—	—	—	(340)	340
Increase in cash surrender value of life insurance	1,628	(270)	1,898	35	1,863
Insurance settlement	—	—	—	(825)	825
Other income	1,052	(178)	1,230	117	1,113
Total noninterest income	$13,890	$(3,331)	$17,221	$(2,416)	$19,637

2005 compared to 2004

Noninterest income was $13.9 million in 2005 compared to $17.2 million in 2004. This decrease in noninterest income results largely from lower service charges and fees on deposit accounts which have declined due to increased market interest rate-related earning credits on business accounts. NSF fees received have also declined approximately $470,000 as we have worked to reduce our overdraft exposure in relation to certain customers.

Gain on sale of loans declined $1.2 million. The 2004 balance includes a gain of $975,000 on the sale of an acquired charged-off loan; there was no such item in 2005. The remaining gain on sale of loans resulted from the sale of $6.8 million of SBA loans in both 2005 and 2004. Based on recently proposed changes to the accounting requirements for loan sales, we have suspended our SBA loan sale program and will instead retain such loans as earning assets. The loss on sale of securities of $45,000 in 2005 related to the write-off of the remaining balance of an interest-only strip initially recorded at the time of a loan sale.

Income from cash surrender value of life insurance policies declined for 2005 when compared to 2004. Income is recognized on the appreciation of the cash surrender value of life insurance policies. The income recognized is noncash income and not subject to income tax. The after-tax equivalent yield for our life insurance policies was 5.18% during 2005 compared to 6.38% during 2004. The decline in the yield on our life insurance policies results mostly from a decline in the market performance on the securities portfolio underlying the life insurance policies.  Our crediting rate, or yield for our life insurance policies, changes quarterly and is determined by the performance of the underlying investments adjusted by the stable value protection insurance.  The stable value protection insurance is a mechanism which absorbs large movements in the returns earned on the underlying investments and smoothes the crediting rate for our life insurance policies.  We have stable value protection insurance on approximately $35.6 million of our bank owned life insurance. As a result, our crediting rate tends to lag the market.  Consequently, our yield declined year over year even though market interest rates increased over this same time period. We do not expect to make any further investments in such life insurance programs.

Other income includes fees related to loan referral programs for SBA loans and single family mortgages totaling $480,000 for 2005 compared to $792,000 for 2004; these fees decreased mostly as a result of lower volumes in the single family mortgage program.

2004 compared to 2003

Noninterest income decreased $2.4 million and totaled $17.2 million in 2004 compared to $19.6 million in 2003. The amount for 2003 included an insurance settlement of $825,000, a gain on sale of securities of $1.8 million, and a gain on sale of real estate owned of $340,000, which when taken together totaled $2.9 million. Although there were no similar amounts in 2004 other than the $6,000 loss on sale of securities, the 2004 amount included the aforementioned gain on sale of an acquired charged-off loan.

Service charges on deposit accounts declined because of increased earnings credits tied to increased market interest rates and changes in certain pricing structures. Other commissions and fees for 2003 included approximately $235,000 in escrow fees related to the Bank of Coronado acquisition which did not reoccur in 2004 because we closed the escrow operations in late 2003.

We recognized a $6,000 loss on sale of securities in 2004 and a gain of $1.8 million in 2003. During 2004 we sold securities in order to pay off the debt acquired in the FC Financial acquisition. During 2003 we continued the restructure of our securities portfolio, which we began 2002, the result of which produced the 2003 gain. Although we had substantial securities sales in 2004 and both purchases and sales in 2003, this is not a line of business for the Company. Accordingly, such sales did not occur in 2005 and may not occur in future periods. We use the available-for-sale securities portfolio primarily to augment earnings as we invest excess liquidity, to supply collateral to secure public funds on deposit and lines of credit, and to manage our balance sheet risk.

Income from cash surrender value of life insurance policies remained flat for 2004 when compared to 2003, and was expected as our last incremental investment in life insurance policies occurred in April 2003. The after-tax yield for our life insurance policies was 6.38% during 2004 compared to 7.33% during 2003.

Fees related to loan referral programs for SBA loans and single family mortgages increased $439,000 and are included in other income.

Noninterest Expense

The following table sets forth the details of noninterest expense for the years indicated. The columns titled “Increase (Decrease)” set forth the year-over-year changes between 2005 and 2004 and between 2004 and 2003.

	For the Years Ended December 31,
	2005	Increase (Decrease)	2004	Increase (Decrease)	2003
	(Dollars in thousands)
Noninterest expense:
Compensation	$48,623	$3,403	$45,220	$12,813	$32,407
Occupancy	10,733	275	10,458	1,047	9,411
Furniture and equipment	2,730	(193)	2,923	(334)	3,257
Data processing	4,869	86	4,783	(262)	5,045
Other professional services	4,548	422	4,126	1,916	2,210
Business development	1,188	(63)	1,251	241	1,010
Communications	1,993	(16)	2,009	(187)	2,196
Insurance and assessments	1,715	68	1,647	140	1,507
Cost of real estate owned	—	—	—	(168)	168
Intangible asset amortization	3,607	354	3,253	724	2,529
Other	7,408	1,251	6,157	77	6,080
Total noninterest expense	$87,414	$5,587	$81,827	$16,007	$65,820
Efficiency ratio	50.1%		57.2%		54.9%
Noninterest expense as a percentage of average assets	2.9%		3.0%		2.9%

2005 compared to 2004

The $5.6 million increase in noninterest expense for 2005 compared to 2004 relates mostly to our acquisition activity as we completed four acquisitions since March 1, 2004. Separate from the impact of our acquisitions on our overhead costs were increases in the compensation, other professional services and other expense categories. Compensation increased due mostly to additional staff added through our acquisitions as well as pay rate increases, and increased incentive accruals and employee benefit costs. The increase in other professional services was caused by legal fees for litigation and continued compliance with Sarbanes-Oxley. During 2005, we defended the Gilbert litigation which resulted in legal fees of approximately $900,000 after insurance reimbursements of approximately $690,000. As further described in Note 9 of Notes to Consolidated Financial Statements contained in Item 8. “Financial Statements and Supplemental Data” we reached a settlement in principle in the Gilbert litigation. Pursuant to the proposed settlement, we accrued an expense of $775,000 which is included in other noninterest expense. The proposed settlement is subject to final terms being agreed upon by the plaintiffs and other parties participating in the settlement, and is subject to approval by the Los Angeles Superior Court. While we believe that this settlement, if finalized, will end our exposure to the underlying claims by participating class members, we cannot be certain that a final settlement will be reached or that we will not be subject to further claims by parties who did not participate in the settlement.

The remaining increases were due to both the impact of our acquisitions and the need to support our customer service and loan growth. Other noninterest expense includes ongoing loan-related costs, customer-related expenses, correspondent bank charges, operating losses, shareholder expenses, director fees and other staff-related costs, as well as the accrued expense for the proposed legal settlement.

Noninterest expense includes noncash amounts for intangible asset amortization and stock-based compensation. Intangible asset amortization expense relates to the periods since each acquisition and, therefore, the annual amortization charge naturally increased due to the volume of acquisitions. We recorded core deposit intangibles totaling $8.3 million in relation to our 2005 acquisitions and these intangible assets each have an estimated life of 10 years. We estimate the amortization expense for core deposit and customer relationship intangibles to be approximately $4.2 million for 2006, excluding any amortization from the recently completed Cedars acquisition and the announced Foothill acquisition.

Compensation expense includes $4.0 million for 2005 and $7.5 million for 2004 related to shares of restricted and performance stock awarded to employees beginning in July 2003. Restricted stock vests either in increments over a three to four year period or at the end of such period. Performance stock vests when certain Company earnings targets are achieved. Of the 255,000 shares of performance stock awarded in 2003, 12,500 were forfeited, 127,500 shares vested in March 2005, and 57,500 shares vested in March 2006. The remaining 57,500 are expected to vest in the first quarter of 2007. On January 3, 2006, 285,000 shares of performance stock were awarded. These shares will vest either when the Company achieves the designated performance goal, a change of control occurs, or the death of the grantee occurs. In February 2006, 42,000 shares of restricted stock were awarded. Stock compensation expense related to all outstanding unvested restricted and performance stock, including the awards made in January and February 2006, is estimated to be $6.7 million in 2006. This estimate is subject to change based on additional awards which may be made, award forfeitures which may occur, and progress towards meeting performance goals.

2004 compared to 2003

The overall increase in noninterest expense is due mainly to the completion of the three acquisitions during the time period from August 2003 to April 2004, which added $515.8 million in assets, and expanded business activity. In addition, a portion of the increase in compensation expense in 2004 when compared to 2003 relates to the amortization expense for restricted and performance stock of $1.9 million and $5.6 million, respectively. The total amortization expense for both restricted and performance stock in 2003 was $1.0 million. The practice of awarding employees restricted and performance stock started in the latter half of 2003. These increases were partially offset by planned staff reductions and other savings achieved as a result of back office consolidations and data systems conversions following these acquisitions. Occupancy expense increased in 2004 when compared to 2003 largely as the result of the office locations added in the Harbor National and FC Financial acquisitions. Other professional services increased due mainly to legal costs of $648,000 for litigation matters and to additional fees of $620,000 incurred as the result of our efforts to comply with the requirements of the Sarbanes-Oxley Act.

Income Taxes

Effective income tax rates were 41.1%, 40.1%, and 40.4% for the years ended December 31, 2005, 2004 and 2003, respectively. The difference in the effective tax rates between the years relates mainly to the amount of tax exempt income recorded in each of the years. For further information on income taxes, see Note 12 of Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Financial Condition

Loans

The following table presents the balance of each major category of loans at December 31:

	2005		2004		2003		2002		2001
	Amount	% of Loans	Amount	% of Loans	Amounts	% of Loans	Amount	% of Loans	Amount	% of Loans
	(Dollars in thousands)
Loan Category:
Domestic:
Commercial	$639,393	26%	$604,995	28%	$426,796	26%	$382,584	27%	$245,748	49%
Real estate—construction	570,080	23	410,167	19	347,321	22	354,296	25	84,241	17
Real estate— mortgage	1,117,030	45	967,270	46	712,390	45	578,556	40	160,521	32
Consumer	47,221	2	42,723	2	31,383	2	35,393	3	11,580	2
Foreign:
Commercial	94,930	4	88,428	4	67,821	4	59,995	4	—	—
Other	8,320	*	11,731	1	14,895	1	18,504	1	—	—
Total gross loans	2,476,974	100%	2,125,314	100%	1,600,606	100%	1,429,328	100%	502,090	100%
Less net deferred loan fees	(9,146)		(7,143)		(4,769)		(4,932)		(350)
Loans, net of fees	2,467,828		2,118,171		1,595,837		1,424,396		501,740
Less allowance for loan losses	(27,303)		(24,083)		(22,531)		(21,392)		(11,209)
Total net loans	$2,440,525		$2,094,088		$1,573,306		$1,403,004		$490,531

*       Amount is less than 1%.

2005 compared to 2004

In 2005, loans, net of fees, grew by $349.6 million, including organic growth of $121.1 million and acquired loans of $228.5 million. While the majority of our loan portfolio is concentrated in commercial and real estate loans, we continue to originate foreign commercial and foreign real estate loans as part of our ongoing services. Our foreign loans are primarily to individuals and entities located in Mexico. All of our foreign loans are denominated in U.S. dollars and the majority are collateralized by assets located in the United States or guaranteed or insured by businesses located in the United States. Our foreign loan commitments totaled $29.5 million at December 31, 2005.

2004 compared to 2003

In 2004, loans, net of fees, grew by $522.3 million, of which organic growth was $312.5 million and loans acquired were $209.8 million. Our foreign loan commitments totaled $37.0 million at December 31, 2004.

Loan Interest Rate Sensitivity

The following table presents our interest rate sensitivity analysis at the date indicated with respect to certain individual categories of loans and provides separate analyses with respect to fixed rate loans and floating rate loans as of December 31, 2005:

	Repricing or Maturing In
	1 year or less	Over 1 to 5 years	Over 5 years	Total
	(Dollars in thousands)
Loan Category:
Domestic:
Commercial	$369,128	$137,593	$132,672	$639,393
Real estate—construction	501,135	58,515	10,430	570,080
Foreign	86,428	8,057	8,765	103,250
Total	$956,691	$204,165	$151,867	$1,312,723

	Fixed Rate	Floating Rate	Total
	(Dollars in thousands)
Domestic:
Commercial	$70,889	$568,504	$639,393
Real estate—construction	30,456	539,624	570,080
Foreign	10,991	92,259	103,250
Total	$112,336	$1,200,387	$1,312,723

Approximately $1.1 billion of real estate mortgage loans are not included in the above tables. Approximately $147.5 million of the $1.1 billion are fixed rate with a weighted average period to next repricing date of 5 years.

Nonperforming Assets

The following table sets forth certain information with respect to our nonaccrual loans and accruing loans for which payments of principal and interest were contractually past due 90 days or more as well as other nonperforming assets:

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Nonaccrual loans	$8,422	$8,911	$7,411	$10,216	$4,672
Loans past due 90 days or more and still accruing	—	—	—	—	—
Nonperforming loans	8,422	8,911	7,411	10,216	4,672
Other real estate owned	—	—	—	3,117	3,075
Total nonperforming assets	$8,422	$8,911	$7,411	$13,333	$7,747
Nonperforming loans to loans, net of deferred fees and costs	0.34%	0.42%	0.46%	0.72%	0.93%
Nonperforming assets to loans and other real estate owned	0.34%	0.42%	0.46%	0.93%	1.53%

The decline in nonaccrual loans as a percent of total loans since 2001 is attributed to our underwriting criteria and workout of troubled loans from acquisitions. During 2005, however, we experienced an increase in nonaccrual foreign loans. Such increase was isolated to several borrowers whose loans totaled $9.5 million.  Our foreign loans are covered by third party insurance arrangements. Under these insurance arrangements, we have deductibles ranging from zero to $120,000 per relationship plus loss retention of up to 20% of the balance after applying the deductible. By December 31, 2005, $7.3 million of these loans were repaid, $1.5 million were charged off, and $730,000 were returned to accrual status.

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

On December 31, 2005, we had $8.4 million of loans on nonaccrual status compared to $8.9 million and $7.4 million on December 31, 2004 and 2003. As of December 31, 2005, 2004 and 2003, there were no loans past due over 90 days and still accruing interest. Additional interest income of $788,000, $571,000 and $385,000, would have been recorded for the years ended December 31, 2005, 2004 and 2003 if nonaccrual loans had been performing in accordance with their original terms. Interest income of $107,000, $163,000, and $214,000 was recorded on loans transferred to a nonaccrual status for the years ended December 31, 2005, 2004 and 2003.

Subsequent to December 31, 2005, and in the normal course of our review of outstanding loans, we identified one loan totaling approximately $1.4 million that has the potential to be placed on nonaccrual status. At this time, however, we believe that no significant losses will be recognized on this loan. Other than as described herein, as of March 6, 2006, management is not aware of any other loans that have the potential to become nonaccrual loans.

Allowance for Credit Losses

The allowance for credit losses is the combination of the allowance for loan losses and the reserve for unfunded loan commitments. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities. On December 31, 2004, we reclassified to other liabilities our reserve for unfunded loan commitments which was previously included with the allowance for loan losses. When we determined the amount of our allowance for loan losses applicable to the real estate loan portion of our portfolio, we included both real estate loan balances and real estate loan commitments because the commitments related to loans which existed and the commitment amounts were expected to be disbursed. We followed this practice through September 30, 2005. At December 31, 2005, we decided to use commitments for all categories of loans in determining our reserve for unfunded loan commitments. Accordingly, we reclassified from the allowance for loan losses to the reserve for unfunded loan commitments the commitment reserve related to real estate loans that was previously included in the allowance for loan losses prior to December 31, 2005. Generally, as loans are funded, the amount of the commitment reserve applicable to such funded loans will be transferred from the reserve for unfunded loan commitments to the allowance for loan losses based on our reserving methodology.  These reclassifications are reflected in the December 31, 2004 balance sheet and the allowance for credit loss tables included in Note 5 of Notes to Consolidated Financial Statements contained in Item 8. “Financial Statements and Supplemental Data” and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

An allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio and other extensions of credit at the balance sheet date. The allowance is based upon a continuing review of the portfolio, past loan loss experience, current economic conditions which may affect the borrowers’ ability to pay, and the underlying collateral value of the loans. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries on loans previously charged off are added to the allowance.

The Company’s determination of the allowance for loan losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time.  Therefore, we perform a sensitivity analysis to provide insight regarding the impact adverse changes in risk ratings may have on our allowance for loan losses.  The sensitivity analysis does not imply any expectation of future deterioration in our loans’ risk ratings and it does not necessarily reflect the nature and extent of future changes in the allowance for loan losses due to the numerous quantitative and qualitative factors considered in determining our allowance for loan losses. At December 31, 2005, in the event that 5 percent of our loans were downgraded from the pass to substandard category within our current allowance methodology, the allowance for loan losses would increase by approximately $16.9 million. Given current processes employed by the Company, management believes the risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions that could be significant to the Company’s financial statements.

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

The following table presents the changes in our allowance for loan losses for the periods indicated:

	For the Years Ended December 31,
	2005	2004	2003	2002	2001(1)
	(Dollars in thousands)
Balance at beginning of year	$24,083	$22,531	$21,392	$11,209	$3,930
Loans charged off:
Domestic:
Commercial	(1,646)	(2,830)	(3,331)	(2,764)	(6,839)
Real estate—construction	—	—	—	—	—
Real estate—mortgage	(100)	(128)	—	(537)	(140)
Consumer	(180)	(305)	(1,145)	(1,488)	(490)
Small Business Administration, unguaranteed portion held for investment	—	—	—	—	(52)
Foreign	(1,592)	(344)	—	—	—
Total loans charged off	(3,518)	(3,607)	(4,476)	(4,789)	(7,521)
Recoveries on loans charged off:
Domestic:
Commercial	2,106	1,653	2,453	2,036	1,168
Real estate—construction	—	—	—	—	—
Real estate—mortgage	11	64	84	737	6
Consumer	241	311	468	418	29
Small Business Administration, unguaranteed portion held for investment	—	—	—	—	—
Foreign	2	50	—	6	—
Total recoveries on loans charged off	2,360	2,078	3,005	3,197	1,203
Net loans charged off	(1,158)	(1,529)	(1,471)	(1,592)	(6,318)
Provision for loan losses	1,345	(521)	48	(2,902)	639
Additions due to acquisitions	3,033	3,602	2,562	14,677	12,958
Balance at end of year	$27,303	$24,083	$22,531	$21,392	$11,209
Ratios:
Allowance for loan losses as a percentage of total loans at year end	1.11%	1.14%	1.41%	1.50%	2.23%
Net loans charged off as a percentage of average loans	0.05%	0.08%	0.10%	0.16%	1.60%

(1)          The 2001 balance includes the reserve for unfunded loan commitments.

The following table presents the changes in our reserve for unfunded loan committments for the periods indicated:

	For the Years Ended December 31,
	2005	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of year	$5,424	$3,221	$2,902	$—	(1)
Provision	75	986	252	2,902
Additions due to acquisitions	169	1,217	67	—
Balance at end of year	$5,668	$5,424	$3,221	$2,902

(1)   The 2002 beginning balance is included in the allowance for loan losses.

The increase in the allowance for loan losses in 2005 compared to 2004 is due primarily to the 2005 acquisitions, offset partially by net charge-offs of $1.2 million. The decrease in the percentage of allowance for loan losses to loans, net of deferred fees and costs, is due to a reduction in problem loans that we acquired through our acquisitions. Following the acquisitions made during 2003, our loan portfolio increased substantially, as well as the dollar amount of problem loans. We have successfully settled, worked-out of, or otherwise resolved, a substantial amount of those problem loans. As a result and in light of our loan growth in 2005, the remaining problem loans represent a smaller percentage of our overall loan portfolio. Based on our experience, we believe that the allowance for loan losses of $27.3 million at December 31, 2005 is adequate to cover known and inherent risks in the loan portfolio. See “—Critical Accounting Policies” and Note 5 of Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

The following table allocates the allowance for loan losses based on our judgment of inherent losses in the respective categories. While we have allocated the allowance to various portfolio segments for purposes of this table, the allowance for loan losses is general and is available for the portfolio in its entirety:

Allocation of Allowance for Loan Losses

	Commercial	Real Estate	Consumer	Foreign	Total
At December 31,
2005
Allowance for loan losses	$10,958	$14,843	$412	$1,090	$27,303
% of loans to total loans	26%	68%	2%	4%	100%
2004
Allowance for loan losses	$11,091	$12,392	$285	$315	$24,083
% of loans to total loans	28%	65%	2%	5%	100%
2003
Allowance for loan losses	$11,799	$10,134	$356	$242	$22,531
% of loans to total loans	27%	66%	2%	5%	100%
2002
Allowance for loan losses	$11,603	$9,024	$405	$360	$21,392
% of loans to total loans	28%	65%	2%	5%	100%
2001(1)
Allowance for loan losses	$7,435	$3,604	$170	$—	$11,209
% of loans to total loans	49%	49%	2%	—%	100%

(1)    The 2001 balance includes the reserve for unfunded loan commitments

Investment Portfolio

Our investment activities are designed to assist in maximizing income consistent with quality and liquidity requirements, to supply collateral to secure public funds on deposit and lines of credit, and to provide a means for balancing market and credit risks through changing economic times.

Our portfolio consists of U.S. Treasury and U.S. government agency obligations, mortgage-backed securities, obligations of states and political subdivisions, and Federal Reserve Bank , Federal Home Loan Bank and other bank stock. Our investment portfolio contains no investments in any one issuer in excess of 10% of our total shareholders’ equity. We excluded securities of the U.S. Treasury and U.S. government agencies from this calculation. We do, however, own Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guaranteed mortgage-backed securities that have carrying values of $122.4 million and $40.4 million at December 31, 2005.

The following table presents the composition of our investment portfolio at the dates indicated:

Investment Portfolio

	At December 31,
	2005	2004	2003
	(Dollars in thousands)
U.S. Treasury securities	$—	$87	$1,125
U.S. government agency securities	46,788	12,312	51,545
States and political subdivisions	9,054	10,406	13,541
Mortgage-backed and other securities	156,759	222,590	351,445
Subtotal	212,601	245,395	417,656
Federal Reserve and Federal Home Loan Bank stock	26,753	24,112	14,662
Total investments	$239,354	$269,507	$432,318

The following table presents a summary of yields and contractual maturities of debt securities:

Analysis of Investment Yields and Maturities
December 31, 2005

	One Year or Less		One Year Through Five Years		Five Years Through Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. government agency securities	$14,877	3.32%	$31,911	3.89%	$—	—%	$—	—	$46,788	3.71%
States and political subdivisions	2,027	5.84%	3,962	4.57%	3,065	4.85%	—	—	9,054	4.95%
Mortgage-backed and other securities	505	6.12%	13,371	3.75%	14,639	4.65%	128,244	3.83%	156,759	3.91%
Total investments(1)	$17,409	3.69%	$49,244	3.90%	$17,704	4.68%	$128,244	3.83%	$212,601	3.91%

(1)           Yields on securities have not been adjusted to a fully tax-equivalent basis because the impact is not material.

At December 31, 2005, our investment portfolio included $124.2 million of investment securities that have been in a continuous unrealized loss position for 12 months or longer. All of these securities have been issued by U.S. government agencies and U.S. government sponsored entities and have a AAA credit rating as determined by various rating agencies. These securities have fluctuated in value since their purchase dates as a result of changes in market interest rates. We concluded that the continuous unrealized loss position for the past 12 months on these securities is a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay and are, therefore, temporarily impaired. In addition, we have the ability to hold these securities until their fair value recovers to their cost. Accordingly, we have not recognized the temporary impairment in our consolidated statement of earnings.

Deposits

The following table presents a summary of our average deposits as of the dates indicated and average rates paid:

Analysis of Average Deposits

	For the Years Ended December 31,
	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non-interest bearing	$1,072,071	—	$933,418	—	$733,536	—
Interest checking	190,846	0.06%	185,255	0.06%	166,316	0.12%
Money market	719,372	0.90%	668,881	0.56%	584,840	0.62%
Savings	97,144	0.18%	82,101	0.12%	78,053	0.45%
Time	226,538	1.90%	257,930	1.24%	309,165	1.75%
Total deposits	$2,305,971	0.48%	$2,127,585	0.33%	$1,871,910	0.51%

The increase in average deposits in 2005 is due primarily to having the full year impact of the deposits acquired in 2004 and the addition of the deposits acquired in 2005. Deposit growth in 2004 is attributed mainly to the full year impact of the deposits acquired in 2003 and the addition of the deposits acquired in 2004.

Deposits by foreign customers, primarily located in Mexico and Canada, totaled $101.7 million, or approximately 4% of total deposits, as of December 31, 2005 and $110.4 million at December 31, 2004.

For time deposits of $100,000 or more, the following table presents a summary of maturities for the time periods indicated:

Maturity of Time Deposits of $100,000 or More

	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
	(Dollars in thousands)
December 31, 2005	$76,449	$27,035	$45,237	$13,942	$162,663

Borrowings

The holding company and the Banks have various lines of credit available. These include the ability to borrow funds from time to time on a short term or overnight basis from the Federal Home Loan Bank or other financial institutions. See “—Liquidity” and Note 8 of Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” for information on our borrowings.

At December 31, 2005, we had outstanding $160.3 million due to the Federal Home Loan Bank of San Francisco, composed of $85.0 of term advances and $75.3 million in overnight advances, and $121.7 million of subordinated debentures due to various investors. At December 31, 2004, we had outstanding $85.0 million of term advances due to the Federal Home Loan Bank of San Francisco, $5.0 million due on our revolving lines of credit at the holding company and $121.7 million of subordinated debentures due to various investors. Average borrowings increased to $227.4 million in 2005 compared to $172.5 million in 2004 due mostly to our loan growth outpacing our deposit growth during 2005. Excluding the $365 million deposit received on December 31, 2004 and deposits from acquisitions, we experienced net deposit outflow of $21.6 million in 2005. This lack of deposit growth caused us to rely more heavily on outside borrowings to fund loan growth, which, after excluding loans from acquisitions, totaled $121.1 million in 2005. The maximum amount that we could borrow under our credit lines with the Federal

Home Loan Bank of San Francisco at December 31, 2005 is $665.2 million. These lines are secured by a blanket lien on certain qualifiying loans in our loan portfolio as well as the majority of our available-for-sale investment secutrities.

Capital Resources

On May 16, 2005 we filed a shelf registration statement covering 3.4 million of our common shares. In August and September 2005, we sold 1.0 million shares of common stock for net proceeds of $49.0 million in order to fund the First American acquisition and to augment our regulatory capital. On January 31, 2006 we sold an additional 1.9 million shares for net proceeds of $109.5 million in order to fund the Cedars acquisition and to further augment our regulatory capital.

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

The following table presents regulatory capital requirements and our regulatory capital ratios:

	Regulatory Requirements
	Adequately	Well	Actual
	Capitalized	Capitalized	The Company
As of December 31, 2005:
Total risk-based capital ratio	8.00%	10.00%	11.79%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.66%
Tier 1 leverage capital ratio	4.00%	5.00%	10.55%

As of December 31, 2005, we exceeded each of the capital requirements of the FRB and were deemed to be “well capitalized.” In addition, each of our banks exceeded the capital requirements of its primary federal banking regulator and was deemed to be “well capitalized.” For further information on regulatory capital, see Note 18 of Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

The Company issued subordinated debentures to trusts that were established by us which, in turn, issued $118 million of trust preferred securities. These securities are currently included in our Tier I capital for purposes of determining the Company’s Tier I and total risk-based capital ratios. The FRB, which is the holding company’s banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, effective March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity, less goodwill and any related deferred income tax liability. The regulations currently in effect through December 31, 2008, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at December 31, 2005. We expect that our Tier I capital ratios will be at or above the existing well capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

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

Historically, the overall liquidity source of the Banks is their core deposit base. The Banks have not relied on large denomination time deposits. To meet short-term liquidity needs, the Banks maintain what we believe are adequate balances in Federal funds sold, interest-bearing deposits in other financial institutions and investment securities having maturities of five years or less. On a consolidated basis, liquid assets (cash, Federal funds sold, interest-bearing deposits in financial institutions and investment securities available-for-sale) as a percent of total deposits were 13.2% as of December 31, 2005.

As an additional source of liquidity, the Banks maintain unsecured lines of credit of $120 million with correspondent banks for purchase of overnight funds. These lines are subject to availability of funds. The Banks have also established secured borrowing relationships with the Federal Home Loan Bank of San Francisco which would allow the Banks to borrow approximately $665.2 million in the aggregate. Before 2004, the Banks rarely used either of these facilities. However, beginning in 2004 the Banks began to rely upon the secured borrowing facilities at the Federal Home Loan Bank of San Francisco in order to repay borrowings acquired in the FC Financial acquisition and to meet loan demand.

The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from the Banks, and our ability to raise capital, issue subordinated debt and secure outside borrowings. See Note 8 of Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.” The ability of the Company to obtain funds for the payment of dividends to our shareholders and for other cash requirements is largely dependent upon the Banks’ earnings. The availability of dividends from the Banks is limited by various statutes and regulations of state and federal law. Dividends paid by national banks such as First National and Pacific Western are regulated by the OCC under its general supervisory authority as it relates to a bank’s capital requirements. A national bank may declare a dividend without the approval of the OCC as long as the total dividends declared in a calendar year do not exceed the total of net profits for that year combined with the retained profits for the preceding two years. See “Item 5. Market For Registrant’s Common Equity and Related Stockholders Matters—Dividends.” During 2005, First Community received dividends of $23.5 million from the Banks. The amount of dividends available for payment by the Banks to the holding company at December 31, 2005, was $49.5 million. See Note 17 of Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Contractual Obligations

The known contractual obligations of the Company at December 31, 2005 are as follows:

	At December 31, 2005
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Short-term debt obligations	$115,300	$—	$—	$—	$115,300
Long-term debt obligations	—	45,000	—	121,654	166,654
Operating lease obligations	7,831	14,943	11,876	22,914	57,564
Other contractual obligations	3,076	1,224	—	—	4,300
Total	$126,207	$61,167	$11,876	$144,568	$343,818

Debt obligations and operating lease obligations are discussed in Notes 8 and 11 of Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.” The other contractual obligations relate to our minimum liability associated with our data and item processing contract with a third-party provider.

Not included in the above table is our merger-related liability which was $2.5 million at December 31, 2005. See Note 2 of Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity, and continued deposit gathering activities. We have in place various borrowing mechanisms for both short-term and long-term liquidity needs.

Off-Balance Sheet Arrangements

Our obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded. At December 31, 2005, our loan-related commitments, including standby letters of credit and financial guarantees, totaled $1.1 billion. The commitments which result in a funded loan increase our profitability through net interest income. Therefore, during the year, we manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in “—Liquidity,” have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments see Note 9 of Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

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

Market risk sensitive instruments are generally defined as derivatives and other financial instruments, which include investment securities, loans, deposits, and borrowings. At December 31, 2005 and 2004, we had not used any derivatives to alter our interest rate risk profile or for any other reason. However, both the repricing characteristics of our fixed rate loans and floating rate loans, as well as our significant percentage of noninterest-bearing deposits compared to interest-earning assets, may influence our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, interest-bearing deposits in financial institutions, Federal Reserve Bank and Federal Home Loan Bank stock, investment securities, deposits, borrowings and subordinated debentures.

We measure our interest rate risk position on a quarterly basis using three methods: (i) net interest income simulation analysis; (ii) market value of equity modeling; and (iii) traditional gap analysis. The results of these analyses are reviewed by the ALM Committee quarterly. If hypothetical changes to interest rates cause changes to our simulated net present value of equity and/or net interest income outside our pre-established limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits. We evaluated the results of our net interest income simulation and market value of equity models prepared as of December 31, 2005. These models indicate that our interest rate sensitivity is within limits approved by our Board of Directors and that our balance sheet is asset-sensitive. An asset-sensitive balance sheet suggests that in a rising interest rate environment, our net interest margin would increase, and during a falling or sustained low interest rate environment, our net interest margin would decrease.

Net interest income simulation.   We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of December 31, 2005. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time.

This analysis calculates the difference between net interest income forecasted using both increasing and declining interest rate scenarios and net interest income forecasted using a base market interest rate derived from the current treasury yield curve. In order to arrive at the base case, we extend our balance sheet at December 31, 2005 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of December 31, 2005. Based on such repricings, we calculated an estimated net interest income and net interest margin. The effects of certain balance sheet attributes, such as fixed-rate loans, floating rate loans that have reached their floors and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

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

The following table presents forecasted net interest income and net interest margin using a base market interest rate and the estimated change to the base scenario given an immediate and sustained upward and downward movement in interest rates of 100, 200 and 300 basis points as of December 31, 2005.

Sensitivity of Net Interest Income for the next 12 months
as of December 31, 2005
(Dollars in thousands)

Interest Rate Scenario	Estimated Net Interest Income	Percentage Change from Base	Estimated Net Interest Margin	Estimated Net Interest Margin change from Base
Up 300 basis points	$209,106	16.9%	7.47%	1.07%
Up 200 basis points	$199,204	11.4%	7.12%	0.72%
Up 100 basis points	$189,070	5.7%	6.77%	0.37%
BASE	$178,802		6.40%
Down 100 basis points	$167,913	(6.1)%	6.02%	(0.38)%
Down 200 basis points	$159,161	(11.0)%	5.71%	(0.69)%
Down 300 basis points	$153,243	(14.3)%	5.50%	(0.90)%

Our simulation results as of December 31, 2005 indicate our interest rate risk position was asset sensitive as the simulated impact of an immediate upward movement in interest rates would result in increases in net interest income over the subsequent 12 month period while an immediate downward movement in interest rates would result in a decrease in net interest income over the next 12 months. The Cedars acquisition will have certain effects on our interest rate risk profile. We estimated that as a result of the mix and rate structure of the deposits acquired in the Cedars acquisition our net interest margin was negatively impacted by approximately 20 basis points for the month of January 2006 compared to the month of December 2005.  In addition, since Cedars’ entire loan portfolio is composed of variable rate loans, we expect that we will remain asset sensitive.

As of December 31, 2004, our net interest income simulation forecasted the following net interest income and net interest margin using a base market interest rate at that time and the estimated change to the base scenario given the interest rate scenarios presented. These results were not necessarily based on the same set of assumptions used in our year-end 2005 simulation.

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

Given the recent increases in short-term market interest rates and market indications of a continued rising interest rate environment, we performed an additional net interest income simulation analysis assuming 0.25% increases in market interest rates at the end of March, June and September 2006. We extended our balance sheet at December 31, 2005 one year and repriced any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of December 31, 2005. We used the same underlying assumptions used in our net interest income simulation described above.

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

Net Interest Income			Net Interest Margin
(Dollars in thousands)
Original Base Case	Original with 100 basis point parallel shift	Original with 25 basis point increments	Original Base Case	Original with 100 basis point parallel shift	Original with 25 basis point increments
$178,802	$189,070	$184,015	6.40%	6.77%	6.59%

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

2005. The following table shows the projected change in the market value of equity for the set of rate shocks presented as of December 31, 2005.

Estimated Market Value of Equity as of December 31, 2005
(Dollars in thousands)

Interest Rate Scenario	Estimated Market Value	Percentage Change from Base	Percentage of Total Assets	Ratio of Estimated Market Value to Book Value
Up 300 basis points	$801,690	9.8%	24.9%	160.1%
Up 200 basis points	$780,045	6.9%	24.2%	155.8%
Up 100 basis points	$756,274	3.6%	23.4%	151.0%
BASE	$729,928		22.6%	145.8%
Down 100 basis points	$698,603	(4.3)%	21.7%	139.5%
Down 200 basis points	$655,443	(10.2)%	20.3%	130.9%
Down 300 basis points	$600,928	(17.7)%	18.6%	120.0%

The results of our market value of equity model indicate that an immediate and sustained increase in interest rates would increase the market value of equity from the base case while a decrease in interest rates would decrease the market value of equity. At December 31, 2005, the market value of equity changes from the base case were within the current Board-approved guidelines.

The following table shows the projected change in the market value of equity for the set of rate shocks presented as of December 31, 2004. These results are not necessarily based on the same set of assumptions used in our 2005 simulation.

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

Interest Rate Sensitivity
December 31, 2005
Amounts Maturing or Repricing In

	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	NonSensitive(1)	Total
	(Dollars in thousands)
ASSETS
Cash and due from banks	$90	$—	$—	$—	$100,662	$100,752
Federal funds sold	4,600	—	—	—	—	4,600
Investment securities	41,558	49,825	123,170	24,801	—	239,354
Loans	1,571,103	88,640	718,306	89,779	—	2,467,828
Other assets	—	—	—	—	413,877	413,877
Total assets	$1,617,351	$138,465	$841,476	$114,580	$514,539	$3,226,411
LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing demand deposits	$—	$—	$—	$—	$1,179,808	$1,179,808
Interest-bearing demand, money market and savings deposits	955,235	—	—	—	—	955,235
Time deposits	115,514	127,269	27,435	100	—	270,318
Borrowings	75,300	40,000	45,000	—	—	160,300
Subordinated debentures	103,096	10,310	—	8,248	—	121,654
Other liabilities	—	—	—	—	38,318	38,318
Shareholders’ equity	—	—	—	—	500,778	500,778
Total liabilities and shareholders’ equity	$1,249,145	$177,579	$72,435	$8,348	$1,718,904	$3,226,411
Period gap	$368,206	$(39,114)	$769,041	$106,232	$(1,204,365)
Cumulative interest earning assets	1,617,351	1,755,816	2,597,292	$2,711,872
Cumulative interest bearing liabilities	1,249,145	1,426,724	1,499,159	1,507,507
Cumulative Gap	368,206	329,092	1,098,133	1,204,365
Cumulative interest earning assets to cumulative interest bearing liabilities	129.5%	123.1%	173.2%	179.9%
Cumulative gap as a percent of:
Total assets	11.4%	10.2%	34.0%	37.3%
Interest earning assets	13.6%	12.1%	40.5%	44.4%

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

The preceding table indicates that we had a positive one year cumulative gap of $329.1 million, or 10.2% total assets, at December 31, 2005. This gap position suggests that we are asset-sensitive and if rates were to increase, our net interest margin would most likely increase. Conversely, if rates were to fall during this period, interest income would decline by a greater amount than interest expense and net interest income would likely decrease. The ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year at December 31, 2005 is 123.1%. This one year gap position indicates that interest income is likely to be affected to a greater extent than interest expense for any changes in interest rates within one year from December 31, 2005.

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

As of December 31, 2005, First Community Bancorp management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2005, is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the control procedures may deteriorate.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, have issued a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

/s/ MATTHEW P. WAGNER	/s/ VICTOR R. SANTORO
Matthew P. Wagner	Victor R. Santoro
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

March 10, 2006

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors
First Community Bancorp:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that First Community Bancorp maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Community Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that First Community Bancorp maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, First Community Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Community Bancorp and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 10, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California
March 10, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors
First Community Bancorp:

We have audited the accompanying consolidated balance sheets of First Community Bancorp and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Bancorp and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Community Bancorp’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Los Angeles, California March 10, 2006

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets as of December 31, 2005 and 2004

	2005	2004
	(Dollars in thousands)
Assets
Cash and due from banks (note 16)	$100,662	$72,581
Federal funds sold	4,600	246,700
Total cash and cash equivalents	105,262	319,281
Interest-bearing deposits in financial institutions	90	702
Investments:
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	26,753	24,112
Securities available-for-sale, at fair value (notes 4 and 8)	212,601	245,395
Total investments	239,354	269,507
Loans, net of fees (notes 5 and 8)	2,467,828	2,118,171
Less allowance for loan losses (note 5)	(27,303)	(24,083)
Net loans	2,440,525	2,094,088
Premises and equipment, net (note 6)	19,063	14,919
Accrued interest	12,006	9,058
Goodwill (notes 2 and 3)	295,890	234,360
Core deposit and customer relationship intangibles (note 3)	27,298	22,595
Cash surrender value of life insurance	56,207	52,283
Other assets (note 12)	30,716	32,660
Total assets	$3,226,411	$3,049,453
Liabilities and shareholders’ Equity
Deposits (note 7):
Noninterest-bearing	$1,179,808	$941,716
Interest-bearing	1,225,553	1,490,674
Total deposits	2,405,361	2,432,390
Interest payable and other liabilities (notes 5 and 12)	38,318	31,533
Borrowings (note 8)	160,300	90,000
Subordinated debentures (note 8)	121,654	121,654
Total liabilities	2,725,633	2,675,577
Shareholders’ equity (notes 15, 17, 18 and 19):
Preferred stock, no par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, no par value. Authorized 30,000,000 shares; issued and outstanding, 18,346,566 (includes 405,831 shares of unvested restricted stock) and 16,267,862 (includes 585,416 shares of unvested restricted stock) shares as of December 31, 2005 and 2004, respectively	410,419	318,880
Unearned equity compensation	(9,551)	(11,445)
Retained earnings	102,325	67,911
Accumulated other comprehensive loss—net unrealized loss on securities available-for-sale, net (notes 4 and 14)	(2,415)	(1,470)
Total shareholders’ equity	500,778	373,876
Commitments and contingencies (notes 9 and 11)
Total liabilities and shareholders’ equity	$3,226,411	$3,049,453

See accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Consolidated Statements of Earnings for the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans	$174,202	$130,175	$101,879
Interest on federal funds sold	1,245	354	718
Interest on time deposits in financial institutions	5	34	12
Interest on investment securities	7,900	9,584	10,272
Total interest income	183,352	140,147	112,881
Interest expense:
Deposits (note 7)	11,087	7,124	9,579
Borrowings (note 8)	3,350	1,144	156
Subordinated debentures (note 8)	8,480	6,149	2,912
Total interest expense	22,917	14,417	12,647
Net interest income before provision for credit losses	160,435	125,730	100,234
Provision for credit losses (notes 5 and 9)	1,420	465	300
Net interest income after provision for credit losses	159,015	125,265	99,934
Noninterest income:
Service charges on deposit accounts	6,367	8,298	8,994
Other commissions and fees	4,292	3,997	3,833
Gain on sale of loans, net	596	1,804	913
Gain (loss) on sale of securities, net (note 4)	(45)	(6)	1,756
Gain on sale of other real estate owned	—	—	340
Increase in cash surrender value of life insurance	1,628	1,898	1,863
Other	1,052	1,230	1,938
Total noninterest income	13,890	17,221	19,637
Noninterest expense:
Compensation	48,623	45,220	32,407
Occupancy	10,733	10,458	9,411
Furniture and equipment	2,730	2,923	3,257
Data processing	4,869	4,783	5,045
Other professional services	4,548	4,126	2,210
Business development	1,188	1,251	1,010
Communications	1,993	2,009	2,196
Insurance and assessments	1,715	1,647	1,507
Cost of real estate owned	—	—	168
Intangible asset amortization (note 3)	3,607	3,253	2,529
Other (note 9)	7,408	6,157	6,080
Total noninterest expense	87,414	81,827	65,820
Earnings before income taxes	85,491	60,659	53,751
Income taxes (note 12)	35,125	24,296	21,696
Net earnings	$50,366	$36,363	$32,055
Basic earnings per share (note 13)	$3.05	$2.34	$2.08
Diluted earnings per share (note 13)	$2.98	$2.27	$2.02

See accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
for the Years Ended December 31, 2005, 2004 and 2003

	Common Stock		Unearned Equity	Retained	Accumulated Other Comprehensive		Comprehensive Income
	Shares	Amount	Compensation	Earnings	Income (Loss)	Total	(note 14)
	(Dollars in thousands, except per share data)
Balance at December 31, 2002	15,297,037	$291,803	$—	$23,039	$1,450	$316,292	$18,054
Net earnings	—	—	—	32,055	—	32,055	$32,055
Exercise of stock options	136,104	1,716	—	—	—	1,716	—
Restricted stock awarded	460,000	14,817	(14,817)	—	—	—	—
Earned stock award compensation	—	—	1,006	—	—	1,006	—
Cash dividends paid ($0.6750 per share)	—	—	—	(10,388)	—	(10,388)	—
Other comprehensive income-net unrealized loss on securities available-for-sale, net of tax effect of $2.3 million	—	—	—	—	(3,118)	(3,118)	(3,118)
Balance at December 31, 2003	15,893,141	$308,336	$(13,811)	$44,706	$(1,668)	$337,563	$28,937
Net earnings	—	—	—	36,363	—	36,363	$36,363
Exercise of stock options	235,971	3,456	—	—	—	3,456	—
Tax benefits from exercise of options and vesting of restricted stock	—	1,936	—	—	—	1,936	—
Restricted stock awarded	138,750	5,152	(5,152)	—	—	—	—
Earned stock award compensation	—	—	7,518	—	—	7,518	—
Cash dividends paid ($0.8475 per share)	—	—	—	(13,158)	—	(13,158)	—
Other comprehensive income-net unrealized gain on securities available-for-sale, net of tax effect of $143 thousand	—	—	—	—	198	198	198
Balance at December 31, 2004	16,267,862	$318,880	$(11,445)	$67,911	$(1,470)	$373,876	$36,561
Net earnings	—	—	—	50,366	—	$50,366	$50,366
Exercise of stock options	256,045	3,748	—	—	—	3,748	—
Tax benefits from exercise of options and vesting of restricted stock	—	1,710	—	—	—	1,710	—
Sale of common stock (note 2)	1,044,680	49,022				49,022	—
Issuance of common stock (note 2)	783,625	36,627				36,627	—
Restricted stock awarded, net of shares surrendered and forfeited	(5,646)	432	(2,144)	—	—	(1,712)	—
Earned stock award compensation	—	—	4,038	—	—	4,038	—
Cash dividends paid ($0.97 per share)	—	—	—	(15,952)	—	(15,952)	—
Other comprehensive income-net unrealized loss on securities available-for-sale, net of tax effect of $684 thousand	—	—	—	—	(945)	(945)	(945)
Balance at December 31, 2005	18,346,566	$410,419	$(9,551)	$102,325	$(2,415)	$500,778	$49,421

See accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$50,366	$36,363	$32,055
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	8,702	9,322	8,982
Provision for credit losses	1,420	465	300
Gain on sale of real estate owned	—	—	(340)
Gain on sale of loans	(596)	(1,804)	(913)
Loss (gain) on sale of securities	45	6	(1,756)
Real estate valuation adjustments	—	—	153
Amortization of unearned compensation related to restricted stock	4,038	7,518	1,006
Tax benefit from exercise of options and vesting of restricted stock	1,710	1,936	—
Decrease in accrued and deferred income taxes, net	7,254	11,765	6,258
Decrease (increase) in other assets	7,440	(2,494)	(16,123)
Decrease in accrued interest payable and other liabilities	(8,052)	(12,955)	(15,002)
Dividends on FHLB stock	(421)	(304)	(85)
Net cash provided by operating activities	71,906	49,818	14,526
Cash flows provided by (used in) investing activities:
Net cash and cash equivalents acquired (paid) in acquisitions	92,308	(37,347)	(806)
Net (increase) decrease in loans outstanding	(133,825)	(328,463)	32,328
Proceeds from sale of loans	9,411	14,978	9,124
Net decrease in interest-bearing deposits in financial institutions	612	3,077	830
Securities held-to-maturity:
Proceeds from sale	—	—	3,452
Maturities	—	—	3,360
Securities available-for-sale:
Proceeds from sale	—	64,662	179,916
Maturities	66,927	107,848	194,550
Purchases	(37,550)	(2,721)	(484,603)
Net sales (purchases) of FRB and FHLB stock	277	(8,153)	(7,161)
Proceeds from sale of other real estate owned	50	—	3,570
Purchases of premises and equipment	(2,992)	(2,724)	(3,576)
Proceeds from sale of premises and equipment	95	46	58
Net cash used in investing activities	(4,687)	(188,797)	(68,958)
Cash flows from financing activities:
Net increase (decrease) in deposits:
Noninterest-bearing	102,534	66,599	91,201
Interest-bearing	(489,178)	259,339	(120,992)
Proceeds from issuance of subordinated debentures	—	61,856	20,620
Proceeds from issuance of of common stock	49,022	—	—
Net proceeds from exercise and vesting of stock awards	2,036	3,456	1,716
Net increase in borrowings	70,300	36,300	52,477
Repayment of acquired debt	—	(60,700)	—
Cash dividends paid	(15,952)	(13,158)	(10,388)
Net cash (used in) provided by financing activities	(281,238)	353,692	34,634
Net (decrease) increase in cash and cash equivalents	(214,019)	214,713	(19,798)
Cash and cash equivalents at beginning of year	319,281	104,568	124,366
Cash and cash equivalents at end of year	$105,262	$319,281	$104,568
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$21,610	$14,308	$12,684
Income taxes	32,177	17,113	13,226
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned	43	—	—
Transfer from loans to loans held-for-sale	8,848	13,174	8,481

See accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

(1)   Nature of Operations and Summary of Significant Accounting Policies

We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our banking subsidiaries. As of December 31, 2005, those subsidiaries were First National Bank, which we refer to as First National, and Pacific Western National Bank, or Pacific Western. We refer to Pacific Western and First National herein as the “Banks” and when we say “we”, “our” or the “Company”, we mean the Company on a consolidated basis with the Banks. When we refer to “First Community” or to the holding company, we are referring to the parent company on a standalone basis.

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

We have completed sixteen acquisitions since May 2000 including the Cedars acquisition in January 2006. This also includes the merger whereby the former Rancho Santa Fe National Bank and First Community Bank of the Desert became wholly-owned subsidiaries of the Company in a pooling-of-interests transaction. Accordingly, all of our financial statements for the periods prior to these acquisitions have been restated as if they had occurred at the beginning of the earliest period presented. All other acquisitions have been accounted for using the purchase method of accounting and, accordingly, their operating results have been included in the consolidated financial statements from their respective dates of acquisition. Please see Notes 2 and 3 for more information about our acquisitions.

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

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

(1)   Nature of Operations and Summary of Significant Accounting Policies (Continued)

(d) Investment Securities and Securities Available-for-Sale

We determine the classification of securities at the time of purchase. If we have the intent and the ability at the time of purchase to hold securities until maturity, they are classified as held-to-maturity. Investment securities held-to-maturity are stated at amortized cost. Securities to be held for indefinite periods of time, but not necessarily to be held-to-maturity or on a long-term basis, are classified as available-for-sale and carried at fair value with unrealized gains or losses reported as a separate component of shareholders’ equity in accumulated other comprehensive income, net of applicable income taxes. The carrying values of all securities are adjusted for amortization of premiums and accretion of discounts over the shorter of the period to call or maturity of the related security using the interest method. Realized gains or losses on the sale of securities, if any, are determined using the amortized cost of the specific securities sold. If a decline in the fair value of a security below its amortized cost is judged by management to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in operations. Securities available-for-sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, prepayment risk and other related factors. Securities are individually evaluated for appropriate classification when acquired; consequently, similar types of securities may be classified differently depending on factors existing at the time of purchase.

Investments in Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock, which are carried at cost because they can only be redeemed at par, are required investments based on measurements of the Banks’ capital, assets, and/or borrowing levels.

(e) Loans and Loan Fees

Loans are stated at the principal amount outstanding, net of any unearned discount or unamortized premium. Interest income is recorded on the accrual basis in accordance with the terms of the respective loan and includes prepayment penalties. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to collectibility in the normal course of business. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Loans are restored to accrual status when the loans become both well-secured and are in the process of collection.

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

(f) Loan Sales

Gains or losses resulting from sales of loans are recognized at the date of settlement and are based on the difference between the cash received and the carrying value of the related loans less related transaction

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

(1)   Nature of Operations and Summary of Significant Accounting Policies (Continued)

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

(h) Allowance for Credit Losses

The allowance for loan losses and the reserve for unfunded loan commitments when combined are referred to as the allowance for credit losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities. On December 31, 2004, we reclassified to other liabilities our reserve for unfunded loan commitments which was previously included with the allowance for loan losses. When we determined the amount of our allowance for loan losses applicable to the real estate loan portion of our portfolio, we included both real estate loan balances and real estate loan commitments because the commitments related to loans which existed and the commitment amounts were expected to be disbursed. We followed this practice through September 30, 2005. At December 31, 2005, we decided to use commitments for all categories of loans in determining our reserve for unfunded loan commitments. Accordingly, we reclassified from the allowance for loan losses to the reserve for unfunded loan commitments the commitment reserve related to real estate loans that was previously included in the allowance for loan losses prior to December 31, 2005. Generally, as loans are funded, the amount of the commitment reserve applicable to such funded loans will be transferred from the reserve for unfunded loan commitments to the allowance for loan losses based on our reserving methodology. The accompanying balance sheet as of December 31, 2004, and the allowance for credit losses tables included in Note 5 reflect these reclassifications.

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

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

(1)   Nature of Operations and Summary of Significant Accounting Policies (Continued)

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

The Company’s determination of the allowance for loan losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time.  Therefore, we perform a sensitivity analysis to provide insight regarding the impact adverse changes in risk ratings may have on our allowance for loan losses.  The sensitivity analysis does not imply any expectation of future deterioration in our loans’ risk ratings and it does not necessarily reflect the nature and extent of future changes in the allowance for loan losses due to the numerous quantitative and qualitative factors considered in determining our allowance for loan losses. Given current processes employed by the Company, management believes the risk ratings and inherent loss rates currently assigned are appropriate.

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

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

(1)   Nature of Operations and Summary of Significant Accounting Policies (Continued)

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

Goodwill is our only intangible asset with an indefinite life. To accomplish the annual impairment analysis of goodwill, we identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We have identified one reporting unitbanking operations. We determined the fair value of our reporting unit and compared it to its carrying amount on June 30, our annual impairment analysis date. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test. Our annual impairment analysis indicated that there was no impairment in our goodwill.

Core deposit intangible assets, which we refer to as CDI, and customer relationship intangible assets, which we refer to as CRI, are recognized apart from goodwill at the time of acquisition based on market valuations prepared by independent third parties. In preparing such valuations, the third parties consider variables such as deposit servicing costs, attrition rates, and market discount rates. CDI are amortized to expense over their useful lives, which we have estimated to be 10 years. CRI are amortized to expense over their useful lives, which we have estimated to be 5 years. Both CDI and CRI are reviewed for impairment at least annually. If the recoverable amount of either CDI or CRI is determined to be less than its carrying value, we would then measure the amount of impairment based on an estimate of the intangible asset’s fair

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

(1)   Nature of Operations and Summary of Significant Accounting Policies (Continued)

value at that time. If the fair value is below the carrying value, the intangible asset is reduced to such fair value and a loss is recognized by a charge to operations.

(n) Stock Incentive Plan

The Company had a stock-based compensation plan as of December 31, 2005 which is described in Note 15. We adopted the fair value method of accounting for stock options effective January 1, 2003, using the prospective method of transition specified in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. The cost of all stock options granted on or after January 1, 2003 is based on their fair value and is included as a component of compensation expense over the vesting period for such options. For stock options granted prior to January 1, 2003, the Company continues to apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for fixed stock option awards granted prior to January 1, 2003, with an exercise price equal to or greater than the fair market value of the underlying stock on the date of grant.

Compensation expense related to awards of restricted and performance stock is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. The vesting of performance stock awards and recognition of related compensation expense may occur over a shorter vesting period if financial performance targets are achieved earlier than anticipated.

Had we determined compensation expense for our stock-based compensation plan consistent with SFAS No. 123, Accounting for Stock-Based Compensation, our net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the table below.

	For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share amounts)
Net earnings, as reported	$50,366	$36,363	$32,055
Add: Stock-based compensation expense included in net earnings, net of related tax effects	2,342	4,360	583
Deduct: All stock-based compensation expense calculated using the fair value based method for all awards, net of related taxes	(2,612)	(4,910)	(1,194)
Pro forma net earnings	$50,096	$35,813	$31,444
Earnings per share:
Basic—as reported	$3.05	$2.34	$2.08
Basic—pro forma	$3.03	$2.31	$2.04
Diluted—as reported	$2.98	$2.27	$2.02
Diluted—pro forma	$2.97	$2.24	$1.98

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

(1)   Nature of Operations and Summary of Significant Accounting Policies (Continued)

(o) Business Segments

We have determined that we have one reportable business segment, banking.

(p) Earnings Per Share

Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding (excluding unvested restricted stock) during the year. Diluted earnings per share is calculated by adjusting net earnings and average outstanding shares, assuming conversion of all potentially dilutive common stock equivalents, which include stock options and restricted shares using the treasury stock method.

(q) Debt Issuance Costs

We have incurred debt issuance costs relating to each issuance of subordinated debentures except for those debentures issued as part of Trust VI. These costs are being amortized on a straight line basis over the period to the first call date, which is five years from the date of issuance, except for Trust I for which the period is ten years. The unamortized balance of debt issuance costs was $560,000 and $847,000 at December 31, 2005 and 2004, and is included in other assets in the consolidated balance sheet.

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

Statement of Position (SOP) 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer, was issued in December 2003, and was effective for us prospectively on January 1, 2005. This SOP affected loans purchased and loans acquired in business combinations that have evidence of credit deterioration. At the time of acquisition, the initial carrying value of these acquired loans is to be the present value of expected amounts of principal and interest to be received, i.e., fair value. Estimated losses on such acquired loans that arise subsequent to their acquisition date would be provided for through establishment of an allowance for loan losses and a charge to current earnings. These accounting treatments may be applied to groups of loans acquired in the same fiscal quarter if such loans share common risk characteristics. Otherwise, these accounting treatments are to be applied to loans acquired on an individual basis. We expect that this accounting pronouncement will affect the comparability of financial statements as discounts, premiums, and acquired allowances for loan losses on nonperforming, classified and impaired loans acquired either through direct purchase or merger after December 31, 2004, will no longer be displayed separately. Because the loan portfolios we acquired in 2005 had substantially no classified, nonperforming or impaired loans, the comparability of the financial information described was not materially affected.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

(1)   Nature of Operations and Summary of Significant Accounting Policies (Continued)

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share Based Payment, (“SFAS 123R”). We adopted SFAS 123R on January 1, 2006. SFAS 123R applies to all stock-based compensation transactions in which an entity acquires services by either issuing stock or other equity instruments, such as stock options, restricted and performance stock, and/or stock appreciation rights, or incurring liabilities that are based on an entity’s stock price, and requires entities that engage in these transactions to recognize compensation expense based on the fair value of the stock or other equity instrument either issued, modified, or settled. We adopted SFAS 123R using the modified prospective approach. Under this approach, compensation expense is recognized for (1) new share-based payment awards (e.g., stock options, restricted stock, and performance stock), (2) awards that are modified, repurchased, or cancelled after December 31, 2005, and (3) the remaining portion of the requisite service under previously granted unvested stock awards as of December 31, 2005. The Company has been recognizing compensation expense related to stock options since January 1, 2003. There will be no material effect on our financial statements for the remaining portion of the requisite service for our outstanding stock options, as all but 398 stock options have vested as of December 31, 2005. We have recognized compensation expense for all restricted and performance stock awards since the dates on which they were awarded.

As permitted under formerly effective accounting rules, we did not consider estimated forfeitures during the amortization period and recognized the effect of forfeitures as they occurred. SFAS 123R requires us to make an adjustment to our first quarter 2006 earnings to recognize the cumulative effect of forfeitures for years ended prior to January 1, 2006. We have estimated that the after tax effect of this adjustment will be an increase to earnings for an amount less than $200,000. SFAS 123R also requires us to use estimated forfeitures in recognizing stock compensation expense beginning January 1, 2006, and to true-up such expense when forfeitures occur. Our estimates of stock compensation expense related to restricted and performance stock awards presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects an estimate of forfeitures. When we made restricted and performance stock awards prior to January 1, 2006, we established an unearned equity compensation contra account within our shareholders’ equity equal to the market value of our common stock underlying the award on the award date. SFAS 123R requires us to eliminate the unearned equity compensation account on January 1, 2006, by reclassifying it to common stock. Such reclassification will have no effect on the amount of the Company’s shareholders’ equity.

Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), replaces APB No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Changes in Interim Financial Statements.” APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 changes the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior period’s financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for us for accounting changes and corrections of errors beginning January 1, 2006. SFAS 154 is not expected to have a material financial impact on our financial condition or results of operations.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

(1)   Nature of Operations and Summary of Significant Accounting Policies (Continued)

In November 2005, the FASB issued FASB Staff Positions (FSPs) 115-1 and 124-1. These FSPs address the determination as to when an investment is considered impaired, whether such impairment is other than temporary, the measurement of an impairment loss, and disclosure requirements for temporarily impaired investments. We adopted these FSPs on January 1, 2006. Our financial statements included the required disclosures beginning in 2004. We do not expect that adoption of these FSPs will have a material effect on our financial condition, results of operations, or related disclosures.

(2)   Acquisitions

We completed the following acquisitions during the time period of January 1, 2003 to December 31, 2005, using the purchase method of accounting, and accordingly, their operating results have been included in our consolidated financial statements from their respective dates of acquisition:

	Bank of Coronado	Verdugo Banking Company	FC Financial	Harbor National	First American Bank	Pacific Liberty Bank
Acquisition Date Acquired	January 2003	August 2003	March 2004	April 2004	August 2005	October 2005
	(Dollars in thousands)
Assets Acquired:
Cash and cash equivalents	$11,974	$33,075	$3,965	$34,338	$121,229	$30,765
Interest-bearing deposits in other banks	100	—	—	3,468	—	—
Investment securities	2,699	—	—	993	1,607	990
Loans	63,891	147,471	72,708	132,272	106,244	119,245
Premises and equipment	261	82	106	1,394	4,458	32
Goodwill	7,250	22,080	22,580	21,408	37,715	24,335
Core deposit and customer relationship intangible assets	714	4,376	2,518	1,293	6,529	1,781
Other assets	1,601	4,467	4,268	2,942	8,111	6,137
	88,490	211,551	106,145	198,108	285,893	183,285
Liabilities Assumed:
Non-interest bearing deposits	(17,079)	(48,642)	—	(60,752)	(89,664)	(45,894)
Interest bearing deposits	(56,007)	(119,111)	—	(96,031)	(127,772)	(96,285)
Accrued interest payable and other liabilities	(3,802)	(9,545)	(5,445)	(5,675)	(8,771)	(4,479)
Debt	—	—	(60,700)	—	—	—
Total liabilities assumed	(76,888)	(177,298)	(66,145)	(162,458)	(226,207)	(146,658)
Total consideration paid	$11,602	$34,253	$40,000	$35,650	$59,686	$36,627
Total consideration paid:
Cash paid for common stock	11,602	34,253	$40,000	$35,650	59,686	—
Fair value of common stock issued	—	—	—	—	—	36,627
Total consideration paid	$11,602	$34,253	$40,000	$35,650	$59,686	$36,627

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

(2)   Acquisitions (Continued)

Bank of Coronado Acquisition

On January 9, 2003, we acquired Bank of Coronado. We paid $11.6 million in cash in exchange for all of the outstanding common shares and options of Bank of Coronado. At the time of the acquisition, Bank of Coronado was merged into First National.

Verdugo Banking Company Acquisition

On August 22, 2003, we acquired Verdugo Banking Company. We paid approximately $34.3 million in cash for all outstanding shares of common stock and options of Verdugo Banking Company. At the time of the acquisition, Verdugo Banking Company was merged into Pacific Western.

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

Harbor National Bank

On April 16, 2004, we acquired Harbor National Bank, or Harbor National, based in Newport Beach, California. We paid $35.7 million in cash for all the outstanding shares of common stock and options of Harbor National. At the time of the acquisition, Harbor National was merged into Pacific Western.

First American Bank

On August 12, 2005, we acquired First American Bank, or First American, based in Rosemead, California. We paid $59.7 million in cash to First American shareholders, and caused First American to pay $2.6 million in cash for all the outstanding options to purchase First American common stock. The aggregate deal value was approximately $62.3 million. At the time of the acquisition, Harbor National was merged into Pacific Western. We made this acquisition to expand our presence in Los Angeles County, California. In August and September 2005 we issued 1,044,680 shares of common stock for net proceeds of $49.0 million. We used these proceeds to augment our regulatory capital in support of the First American acquisition.

Pacific Liberty Bank

On October 7, 2005, we acquired Pacific Liberty Bank, or Pacific Liberty, based in Huntington Beach, California. We issued approximately 784,000 shares of our common stock to the Pacific Liberty shareholders and caused Pacific Liberty to pay $5.0 million in cash for all outstanding options to purchase Pacific Liberty common stock. The aggregate deal value was approximately $41.6 million. At the time of the acquisition, Pacific Liberty was merged into Pacific Western. We made this acquisition to expand our presence in Orange County, California.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

(2)   Acquisitions (Continued)

Cedars Bank

On January 4, 2006, we acquired Cedars Bank, or Cedars, based in Los Angeles, California. We paid approximately $120.0 million in cash for all of the outstanding shares of common stock and options of Cedars. At the time of the merger, Cedars was merged into Pacific Western. We made this acquisition to expand our presence in Los Angeles, California. At the time of the acquisition, Cedars was merged into Pacific Western. In January 2006, we issued 1,891,086 shares of common stock for net proceeds of $109.5 million. We used these proceeds to augment our regulatory capital in support of the Cedars acquisition.

Foothill Independent Bancorp

On December 15, 2005, First Community announced that it had entered into a definitive agreement to acquire all of the outstanding common stock and options of Foothill Independent Bancorp in exchange for $238.0 million in consideration consisting of First Community Bancorp common stock for the outstanding common stock of Foothill and cash for the Foothill stock options. Foothill Independent Bancorp had $799 million in assets and twelve branch offices at December 31, 2005. The acquisition of Foothill Independent Bancorp is subject to regulatory approval and the approval of Foothill shareholders, and is currently expected to close in the second quarter of 2006. Upon completion of the acquisition, Foothill Independent Bancorp will be merged into Pacific Western.

Preliminary purchase price allocations for 2006 acquisitions

An unaudited summary of First Community’s preliminary purchase price allocations for the Cedars and Foothill acquisitions follows. These purchase price allocations are based on estimates and are subject to change as more information becomes available and after final analyses of the fair values of both tangible and intangible assets acquired and liabilities assumed are completed. Accordingly, the final fair value adjustments may be materially different from those presented in this report.

	Cedars	Foothill
	(Unaudited)
Assets acquired or to be acquired:
Cash and investments	$36,150	$208,031
Loans, net	357,307	547,137
Intangible assets	78,913	182,195
Other assets	16,652	33,566
Total assets acquired	489,022	970,929
Liabilities assumed or to be assumed:
Deposits	367,442	672,941
Other liabilities	7,427	74,988
Total liabilities assumed	374,869	747,929
Total consideration paid net of cash paid for options	$114,153	$223,000

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

(2)   Acquisitions (Continued)

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

The following table presents the activity in the merger-related liability account for 2004 and 2005:

	Severance and Employee- related	System Conversion and Integration	Asset Write- downs, Lease Terminations and Other Facilities-related	Other	Total
	(Dollars in thousands)
Balance at December 31, 2003	$1,178	$431	$3,712	$616	$5,937
Additions related to 2004 acquisitions	975	600	320	3,757	5,652
Reversals	(124)	(176)	—	—	(300)
Noncash write-downs and other	60	(203)	(18)	152	(9)
Cash outlays	(1,491)	(564)	(1,385)	(3,471)	(6,911)
Balance at December 31, 2004	$598	$88	$2,629	$1,054	$4,369
Additions related to 2005 acquisitions	3,973	425	140	3,524	8,062
Reversals	(175)	—	(80)	(562)	(817)
Noncash write-downs and other	(46)	(24)	—	68	(2)
Cash outlays	(4,350)	(409)	(957)	(3,394)	(9,110)
Balance at December 31, 2005	$—	$80	$1,732	$690	$2,502

As of December 31, 2005, the integration of our 2004 and 2005 acquisitions was substantially complete; no additional merger-related accruals are expected going forward related to our completed acquisitions.

Unaudited Pro Forma Information for Purchase Acquisitions

The following table presents our unaudited pro forma results of operations for the years ended December 31, 2005 and 2004 as if the First American, Pacific Liberty, Cedars and Foothill acquisitions described above had been completed at the beginning of 2004. The operating results of our 2004 acquisitions, FC Financial and Harbor National, are already included in the below table since their acquisition dates. We have not included any pro forma information for the FC Financial and Harbor

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

(2)   Acquisitions (Continued)

acquisitions because it is not material. The unaudited pro forma results of operations include (1) the historical accounts of the Company, First American, Pacific Liberty, Cedars and Foothill; and (2) pro forma adjustments, as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of our future operating results or operating results that would have occurred had these acquisitions been completed at the beginning of 2004.

Unaudited Pro Forma Results of Operations

	For the years ended December 31,
	2005	2004
	(Dollar in thousands, except for share data)
Revenues (net interest income plus noninterest income)	$257,225	$214,144
Net earnings	$70,138	$51,527
Net income per share:
Basic	$2.87	$2.20
Diluted	$2.79	$2.13

(3)   Goodwill and Other Intangible Assets

Goodwill and intangible assets arise from purchase business combinations. Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead tested for impairment no less than annually. We performed the initial and annual impairment tests of goodwill, which resulted in no impact on our results of operations and financial condition.

Intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment annually. The amortization expense represents the estimated decline in the value of the underlying deposits or loan customers acquired. We recorded an expense of approximately $3.6 million for 2005. The estimated aggregate amortization expense related to the intangible assets will range from $3.4 million to $4.2 million for each of the next five years and is expected to total $19.0 million over this time horizon; these amounts exclude any amortization related to the recently completed Cedars acquisition and the announced Foothill acquisition.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

(3)   Goodwill and Other Intangible Assets (Continued)

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows:

	Goodwill
	2005	2004
	(Dollars in thousands)
Balance as of January 1,	$234,360	$199,919
Acquisitions	62,050	43,988
Adjustments to goodwill:
Decrease related to income taxes	—	(9,374)
Decrease due to reduction in accrued merger liabilities	(520)	(173)
Balance as of December 31,	$295,890	$234,360

The goodwill recorded in 2005 and 2004 has been assigned to our one reporting segment, banking, and none of the goodwill is deductible for income tax purposes. The decrease to goodwill related to income taxes in 2004 was the result of us finalizing and filing our 2003 Federal income tax return in the third quarter of 2004. During the process of preparing this tax return we were able to confirm the amounts relating to income tax assets and liabilities and certain acquired net operating loss carryforwards. As a result of this process, income tax assets and liabilities were increased, and goodwill was reduced, by $9.4 million.

The following table presents the changes in the gross amounts of core deposit and customer relationship intangibles and the related accumulated amortization for years ended December 31, 2005 and 2004.

	Core deposit and customer relationship intangible
	2005	2004
	(Dollars in thousands)
Gross amount:
Balance as of January 1,	$29,646	$25,835
Additions due to acquisitions	8,310	3,811
Balance as of December 31,	37,956	29,646
Accumulated amortization:
Balance as of January 1,	(7,051)	(3,798)
Amortization	(3,607)	(3,253)
Balance as of December 31,	(10,658)	(7,051)
Net balance as of December 31,	$27,298	$22,595

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

(4)   Securities Available-for-Sale

The amortized cost, gross unrealized gains and losses, and fair value of securities available-for-sale as of December 31, 2005 and 2004 are as follows:

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$47,262	$—	$474	$46,788
Municipal securities	9,001	96	43	9,054
Mortgage-backed and other securities	160,502	111	3,854	156,759
Total	$216,765	$207	$4,371	$212,601

	2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Treasury securities	$87	$—	$—	$87
U.S. government agency securities	12,492	—	180	12,312
Municipal securities	10,170	248	12	10,406
Mortgage-backed and other securities	225,181	639	3,230	222,590
Total	$247,930	$887	$3,422	$245,395

The contractual maturity distribution based on amortized cost and fair value as of December 31, 2005, is shown below. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity Distribution as of December 31, 2005
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$17,498	$17,409
Due after one year through five years	50,158	49,244
Due after five years through ten years	17,863	17,704
Due after ten years	131,246	128,244
Total	$216,765	$212,601

Although we had no sales of securities during 2005, we recognized a gross loss of $45,000 related to the impairment of an interest-only investment, which was initially recorded at the time of a loan sale. Proceeds from the sale of securities totaled $64.7 million for 2004 and $183.4 million for 2003. Gross gains on the sale of securities totaled $318,000 and gross losses on the sale of securities totaled $324,000 in 2004. Gross gains on the sale of securities available for sale and held-to-maturity totaled $1.8 million and gross losses on the sale of securities totaled $21,000 in 2003.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

(4)   Securities Available-for-Sale (Continued)

As of December 31, 2005 and 2004, securities available-for-sale with a fair value of $202.7 million and $232.6 million were pledged as security for borrowings, public deposits and other purposes as required by various statutes and agreements.

The following table presents the fair value and the unrealized loss on securities that were temporarily impaired as of December 31, 2005.

	Impairment Period
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	$36,997	$270	$9,791	$205	$46,788	$474
Municipal securities	2,457	23	565	20	3,022	43
Mortgage-backed securities	32,165	549	113,874	3,306	146,039	3,854
Total temporarily impaired securities	$71,619	$842	$124,230	$3,531	$195,849	$4,371

All individual securities that have been in a continuous unrealized loss position for 12 months or longer at December 31, 2005, were securities that have been issued by U.S. agencies and U.S. government sponsored entities and have a AAA credit rating as determined by various rating agencies. These securities have fluctuated in value since their purchase dates as a result of changes in market interest rates. We concluded that the continuous unrealized loss position for the past 12 months on these securities is a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay and are, therefore, temporarily impaired. In addition, we have the ability to hold these securities until their fair value recovers to their cost. Accordingly, we have not recognized the temporary impairment in our consolidated statement of earnings.

(5)   Loans and Allowance for Credit Losses

As of December 31, 2005 and 2004, loans consisted of the following:

	2005	2004
	(Dollars in thousands)
Commercial	$676,394	$661,068
Real estate, construction	570,080	410,167
Real estate, mortgage	1,090,946	978,721
Consumer	47,341	43,003
SBA, portion held for investment	92,213	32,355
Gross loans	2,476,974	2,125,314
Less:
Deferred loan fees, net	(9,146)	(7,143)
Allowance for loan losses	(27,303)	(24,083)
Total loans	$2,440,525	$2,094,088

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

(5)   Loans and Allowance for Credit Losses (Continued)

The Company grants commercial, real estate and consumer loans to customers in the regions the Banks serve in Southern California, and to a lesser extent foreign credits related to Mexico. We acquired foreign loans through the First National Bank acquisition in 2002 and continue to originate both foreign commercial and foreign real estate loans as part of our ongoing services. Our foreign loans are primarily to individuals and entities located in Mexico. All of our foreign loans are denominated in U.S. dollars and the majority are collateralized by assets located in the United States or guaranteed or insured by businesses located in the United States. As of December 31, 2005 and 2004, foreign loan balances totaled $103.3 million and $100.2 million, respectively. Although the Company has a diversified loan portfolio with a concentration in real estate, a substantial portion of its debtors’ ability to honor their contracts is dependent upon the strength of the real estate market and the economy in general in the Banks’ primary service areas. Should the real estate market experience an overall decline in property values or should other events occur, including, but not limited to, adverse economic conditions (which may or may not affect real property values), the ability of borrowers to make timely scheduled principal and interest payments on the Company’s loans may be adversely affected, and in turn may result in increased delinquencies and foreclosures and additional provisions for credit losses. In the event of foreclosures under such conditions, the value of the property acquired may be less than the appraised value when the loan was originated and may, in some instances, result in insufficient proceeds upon disposition to recover the Company’s investment in the foreclosed property.

At December 31, 2005, approximately $1.1 billion of real estate and commercial loans are pledged to secure FHLB lines of credit. See Note 8 for more information.

Nonaccrual loans totaling $8.4 million, $8.9 million and $7.4 million were outstanding as of December 31, 2005, 2004 and 2003, respectively. There were no loans that were past due 90 days or more and still accruing interest as of December 31, 2005, 2004 and 2003. Interest income of $788,000, $571,000 and $385,000 would have been recorded for the years ended December 31, 2005, 2004 and 2003, respectively, if nonaccrual loans had been performing in accordance with their original terms. Interest income of $107,000, $163,000 and $214,000 was recorded on loans subsequently transferred to a nonaccrual status for the years ended December 31, 2005, 2004 and 2003, respectively.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

(5)   Loans and Allowance for Credit Losses (Continued)

A summary of the activity in the allowance for credit losses is as follows:

	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses
	(Dollars in thousands)
Balance, January 1, 2003	$21,392	$2,902	$24,294
Provision for credit losses	48	252	300
Loans charged off	(4,476)	—	(4,476)
Recoveries on loans previously charged off	3,005	—	3,005
Loans charged off, net of recoveries	(1,471)	—	(1,471)
Additions due to acquisitions	2,562	67	2,629
Balance, December 31, 2003	$22,531	$3,221	$25,752
Provision for credit losses	(521)	986	465
Loans charged off	(3,607)	—	(3,607)
Recoveries on loans previously charged off	2,078	—	2,078
Loans charged off, net of recoveries	(1,529)	—	(1,529)
Additions due to acquisitions	3,602	1,217	4,819
Balance, December 31, 2004	$24,083	$5,424	$29,507
Provision for credit losses	1,345	75	1,420
Loans charged off	(3,518)	—	(3,518)
Recoveries on loans previously charged off	2,360	—	2,360
Loans charged off, net of recoveries	(1,158)	—	(1,158)
Additions due to acquisitions	3,033	169	3,202
Balance, December 31, 2005	$27,303	$5,668	$32,971

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

(5)   Loans and Allowance for Credit Losses (Continued)

The Company measures its impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent. As of December 31, 2005 and 2004, all impaired loans were collateral-dependent. The Company recognizes income from impaired loans on an accrual basis unless the loan is on nonaccrual status. Income from loans on nonaccrual status is recognized to the extent cash is received and the loan’s principal balance is deemed collectible. For the years ended December 31, 2005, 2004 and 2003, no interest income was recorded on impaired loans during the time such loans were impaired. The average balance of impaired loans was $14.7 million, $7.7 million and $9.9 million for 2005, 2004 and 2003. The following table presents a breakdown of impaired loans and any impairment allowance related to impaired loans as of December 31, 2005 and 2004:

	As of December 31,
	2005		2004
	Recorded Investment	Impairment Allowance	Recorded Investment	Impairment Allowance
	(Dollars in thousands)
Loans with impairment allowance—other collateral	$1,485	$583	$1,217	$375
Loans with impairment allowance—real estate	—	—	1,253	186
Loans without impairment allowance—other collateral	6,937	—	6,441	—
Total impaired loans	$8,422	$583	$8,911	$561

Based on the Company’s evaluation process to determine the level of the allowance for loan losses mentioned previously and the fact that a majority of the Company’s nonperforming loans are secured, management believes the allowance level to be adequate as of December 31, 2005 to absorb the estimated known and inherent risks identified through its analysis.

The following is the activity in the valuation allowance for other real estate owned:

	For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Balance, beginning of year	$—	$—	$690
Additions	43	—	—
Reductions	43	—	690
Balance, end of year	$—	$—	$—

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

(6)   Premises and Equipment

Premises and equipment as of December 31, 2005 and 2004 are as follows:

	As of December 31,
	2005	2004
	(Dollars in thousands)
Land	$3,950	$1,380
Buildings	4,866	3,140
Furniture, fixtures and equipment	10,501	8,988
Leasehold improvements	9,025	7,859
Vehicles and in process	1,091	837
Premises and equipment	29,433	22,204
Less accumulated depreciation and amortization	10,370	7,285
Premises and equipment, net	$19,063	$14,919

Depreciation and amortization expense was $3.3 million for each of the years ended December 31, 2005, 2004 and 2003. Our leasehold improvements are amortized over their estimated useful lives, or the life of the lease, whichever is shorter. Our furniture, fixtures and equipment are depreciated over their estimated useful lives ranging from 3 years to 10 years. Land is not depreciated and buildings are depreciated over periods up to 35 years.

(7)   Deposits

Interest-bearing deposits as of December 31, 2005 and 2004 are comprised of the following:

	As of December 31,
	2005	2004
	(Dollars in thousands)
Interest bearing checking deposits	$184,293	$189,598
Money market deposits	666,383	994,730
Savings deposits	104,559	83,092
Time deposits under $100,000	107,655	80,047
Time deposits of $100,000 or more	162,663	143,207
Total	$1,225,553	$1,490,674

The following summarizes the maturity of time deposits as of December 31, 2005 (in thousands):

2006	$242,783
2007	20,355
2008	3,703
2009	558
2010	2,819
Thereafter	100
Total	$270,318

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

(7)   Deposits (Continued)

Interest expense on deposits for the years ended December 31, 2005, 2004 and 2003 is comprised of the following:

	For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Interest bearing checking deposits	$116	$114	$206
Money market deposits	6,494	3,716	3,607
Savings deposits	179	102	348
Time deposits under $100,000	1,621	1,055	2,126
Time deposits of $100,000 or more	2,677	2,137	3,292
Total interest expense on deposits	$11,087	$7,124	$9,579

(8)   Borrowings and Subordinated Debentures

Borrowings

We and our Banks have various lines of credit available. We also borrow funds from time to time on a term or overnight basis from the Federal Home Loan Bank or other financial institutions.

Federal Funds Arrangements with Commercial Banks.   As of December 31, 2005, 2004 and 2003, we had unsecured lines of credit with correspondent banks in the amounts of $120.0 million, $110.0 million and $100.0 million. These lines are renewable annually. As of December 31, 2005, 2004 and 2003, there were no balances outstanding and the average balances outstanding for each of these years were $214,000, $96,000 and $19,000. The highest balance at any month-end was $26.0 million in 2005 and zero in 2004 and 2003. The average rate paid was 4.06%, 2.07% and 1.74% during 2005, 2004 and 2003.

Federal Home Loan Bank Lines of Credit.   As of December 31, 2005, 2004 and 2003, we had Federal Home Loan Bank collateralized borrowing limits of approximately $665.2 million, $615.1 million and $321.6 million, of which $160.3 million, $85.0 million and $46.7 million was outstanding at December 31, 2005, 2004 and 2003. The borrowing arrangements with the Federal Home Loan Bank are collateralized by the majority of our securities available-for sale and by a blanket lien covering a large portion of our real estate secured loans. The average balance outstanding for short-term advances was $76 million in 2005, $49.2 million in 2004, and $1.4 million in 2003. The average rate paid was 2.95% in 2005, 1.75% in 2004, and 1.28% in 2003. As of December 31, 2005 and 2004, the interest rates for short-term advances were 3.69% and 2.84%. The highest balance at any month-end during 2005 was $130.8 million, $137.5 million in 2004, and $46.7 million in 2003. The average balance outstanding for long-term advances was $28.8 million in 2005, $2.8 million for 2004 and zero for 2003. The average rate paid was 3.34% in 2005, 3.12% in 2004 and zero in 2003. The highest balance at any month-end during 2004 was $45.0 million for 2005, $40.0 million for 2004 and zero for 2003.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

(8)   Borrowings and Subordinated Debentures (Continued)

The following table summarizes our term advances outstanding at December 31, 2005:

Amount	Rate	Maturity Date	Collateral
(Dollars in thousands)
$ 75,300	4.00%	1/3/2006	Securities
20,000	3.03%	5/9/2006	Loans
20,000	3.21%	12/6/2006	Loans
45,000	4.78%	12/8/2008	Loans
$160,300

Treasury, Tax and Loan.   At the beginning of 2003 and in previous years, we were a participant in the Treasury, Tax and Loan Note program, which we refer to as the Note program. We exited the Note program during 2003. The Note program provided a borrowing line with a limit at the Federal Reserve Bank. Note balances fluctuate based on the amounts deposited by customers and the amounts called for payment by the Federal Reserve Bank. As of December 31, 2003, there was no balance outstanding under the Note program. The average balances under the Note program was $203,000 in 2003. The highest balance at any month-end was $1.7 million in 2003. The average rate paid was 1.05% in 2003.

Revolving Lines of Credit.   In August 2005, we executed amendments to the August 2003 amended and restated Revolving Credit Agreement with The Northern Trust Company for $20.0 million and a Revolving Credit Agreement with U.S. Bank, N.A. for $50.0 million. The maturity dates were extended to August 3, 2006 for both agreements. All of the shares of common stock of First National have been pledged as collateral against these revolving credit lines. The credit agreements contain covenants that impose certain restrictions on our activities and financial condition. Such covenants include minimum net worth ratios, maximum debt ratios, a minimum return on average assets, minimum and maximum credit quality ratios, and dividend payment limitations. As of December 31, 2005, we, and where applicable, the Banks, were in compliance with all covenants covering both agreements. The highest balance at any month-end during 2005, 2004 and 2003 was $6.5 million, $9.0 million and $24.0 million. The average outstanding amount during 2005, 2004 and 2003 was $532,000, $4.3 million and $3.8 million. We pay a quarterly fee of 25 basis points on the unused amounts. The were no amounts outstanding at December 31, 2005 and we had $5.0 million and $7.0 million outstanding at December 31, 2004 and 2003. As of December 31, 2004 and 2003, the interest rates were 3.64% and 2.50%.

Subordinated Debentures

The Company had an aggregate of $121.7 million of subordinated debentures outstanding at December 31, 2005 and 2004. The subordinated debentures were issued in seven separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued trust preferred securities. These trust preferred securities are presently considered Tier 1 capital for regulatory purposes. With the exception of Trust I, the subordinated debentures are callable at par, only by the issuer, five years from the date of issuance, subject to certain exceptions. We are permitted to call the debentures in the first five years if the prepayment election relates to one of the following three events: (i) a change in the tax treatment of the debentures stemming from a change in the IRS laws; (ii) a change in the regulatory treatment of the underlying trust preferred

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

(8)   Borrowings and Subordinated Debentures (Continued)

securities as Tier 1 capital; and (iii) a requirement to register the underlying trust as a registered investment company. However, redemption in the first five years will be subject to a prepayment penalty. Trust I may not be called for 10 years from the date of issuance unless one of the three events described above has occurred and then a prepayment penalty applies. In addition, there is a prepayment penalty if this debenture is called 10 to 20 years from the date of its issuance and it may be called at par after 20 years. The proceeds of the subordinated debentures were used primarily to fund several of our acquisitions.

The following table summarizes the terms of each subordinated debenture issuance:

Series	Date issued	Amount	Maturity	Earliest Call Date	Fixed or Variable Rate	Rate Index	Current Rate	Next Reset Date
(Dollars in thousands)
Trust I	9/7/2000	$8,248	9/7/2030	9/7/2020	Fixed	N/A	10.60%	N/A
Trust II	12/18/2001	10,310	12/18/2031	12/18/2006	Variable	3-month LIBOR + 3.60%	8.10%	3/16/2006
Trust III	11/28/2001	10,310	12/8/2031	12/8/2006	Variable	6-month LIBOR + 3.75	8.42%	6/13/2006
Trust IV	6/26/2002	10,310	6/26/2032	6/26/2007	Variable	3-month LIBOR + 3.55	8.07%	3/23/2006
Trust V	8/15/2003	10,310	9/17/2033	9/17/2008	Variable	3-month LIBOR + 3.10	7.60%	3/15/2006
Trust VI	9/3/2003	10,310	9/15/2033	9/15/2008	Variable	3-month LIBOR + 3.05	7.54%	3/13/2006
Trust VII	2/5/2004	61,856	4/23/2034	4/23/2009	Variable	3-month LIBOR + 2.75	7.41%	4/27/2006
Total		$121,654

(9)   Commitments and Contingencies

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

Commitments to extend credit amounting to $1.0 billion and $849.6 million were outstanding as of December 31, 2005 and 2004, respectively. Of the $1.0 billion at December 31, 2005, approximately $47.2 million were fixed rate commitments and $956.5 million were variable rate commitments. Additionally, $29.5 million of the $1.0 billion is related to foreign loan commitments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit and financial guarantees amounting to $62.1 million and $63.0 million were outstanding as of December 31, 2005 and 2004, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees will expire within one year. The Company generally requires collateral or other security to support financial instruments with credit risk.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

(9)   Commitments and Contingencies (Continued)

Legal Matters.   On June 8, 2004, the Company was served with an amended complaint naming First Community and Pacific Western as defendants in a class action lawsuit filed in Los Angeles Superior Court pending as Gilbert et. al v. Cohn et al, Case No. BC310846 (the “Gilbert Litigation”). A former officer of First Charter Bank, N.A. (“First Charter”), which the Company acquired in October 2001, was also named as a defendant. That former officer left First Charter in May of 1997 and later became a principal of Four Star Financial Services, LLC (“Four Star”), an affiliate of 900 Capital Services, Inc. (“900 Capital”).

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

On August 12, 2005, the Company was notified by Progressive Casualty Insurance Company (“Progressive”), its primary insurance carrier with respect to the Gilbert Litigation, that Progressive had determined that, based upon the allegations in the second amended complaint filed in the Gilbert Litigation, there is no coverage with respect to the Gilbert Litigation under the Company’s insurance policy with Progressive. Progressive also notified the Company that it was withdrawing its agreement to fund defense costs for the Gilbert Litigation and reserving its right to seek reimbursement from the Company for any defense costs advanced pursuant to the insurance policy. Through December 31, 2005, Progressive had advanced to the Company approximately $690,000 of defense costs with respect to the Gilbert Litigation.

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

In November 2005, along with certain other defendants, we reached an agreement in principle with respect to the Gilbert Litigation toward which we would contribute $775,000. The proposed settlement is subject to the final settlement terms and documentation being agreed upon by First Community, the

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

(9)   Commitments and Contingencies (Continued)

plaintiffs and other parties who are also contributing to this settlement. Additionally, the settlement is subject to approval by the Los Angeles Superior Court. While we believe that this settlement, if finalized, will end our exposure to the underlying claims by participating class members, we cannot be certain that a final settlement will be reached or that we will not be subject to further claims by parties related to the same claims who did not participate in the settlement. In connection with the Gilbert Litigation settlement, we also reached a settlement in principle with Progressive Casualty Insurance Co. in the Progressive Litigation. The settlement with Progressive, which includes an additional contribution by Progressive under First Community’s policy toward the settlement of the Gilbert Litigation and a dismissal by Progressive of any claims against First Community for reimbursement, is contingent upon the consummation of the Gilbert Litigation settlement. Approximately $775,000 was accrued for the proposed settlement in November 2005 and is included in other noninterest expense on the consolidated statement of earnings. The proposed settlement is subject to final terms being agreed upon by the plaintiffs and other parties participating in the settlement, and is subject to approval by the Los Angeles Superior Court. While we believe that this settlement, if finalized, will end our exposure to the underlying claims by participating class members, we cannot be certain that a final settlement will be reached or that we will not be subject to further claims by parties who did not participate in the settlement.

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

(10)   Fair Value of Financial Instruments

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
December 31, 2005 and 2004

(10)   Fair Value of Financial Instruments (Continued)

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

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

(10)   Fair Value of Financial Instruments (Continued)

(i) Limitations

Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of December 31, 2005 and 2004, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

The fair values of the Company’s financial instruments as of December 31, 2005 and 2004 are as follows:

	2005		2004
	Carrying or Contract Amount	Fair Value Estimates	Carrying or Contract Amount	Fair Value Estimates
	(Dollars in thousands)
Financial Assets:
Cash and due from banks	$100,662	$100,662	$72,581	$72,581
Federal funds sold	4,600	4,600	246,700	246,700
Interest-bearing deposits in financial institutions	90	90	702	702
Investment in Federal Reserve Bank and Federal Home Loan Bank Stock	26,753	26,753	24,112	24,112
Securities available-for-sale	212,601	212,601	245,395	245,395
Loans, net	2,440,525	2,395,174	2,094,088	2,079,756
Financial Liabilities:
Deposits	2,405,361	2,404,494	2,432,390	2,432,589
Borrowings	160,300	161,055	90,000	90,729
Subordinated debentures	121,654	123,756	121,654	123,760

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

(11)   Lease Commitments

As of December 31, 2005, aggregate minimum rental commitments for certain real property under noncancellable operating leases having initial or remaining terms of more than one year are as follows (in thousands):

2006	$7,831
2007	7,602
2008	7,341
2009	6,052
2010	5,824
Thereafter	22,914
Total	$57,564

Total gross rental expense for the years ended December 31, 2005, 2004 and 2003 was $7.3 million, $7.0 million and $6.5 million, respectively. Most of the leases provide that the Company pay maintenance, insurance and certain other operating expenses applicable to the leased premises in addition to the monthly minimum payments. Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rental income for the years ended December 31, 2005, 2004 and 2003 was approximately $250,000, $226,000 and $306,000, respectively. The future minimum rental income to be received under noncancelable subleases is $4.6 million.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

(12)   Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, the net balance of which is included in other assets, as of December 31, 2005 and 2004 are as follows:

	2005	2004
	(Dollars in thousands)
Deferred tax assets:
Lease income	$20	$28
Allowance for credit losses, due to differences in computation of bad debts	13,141	12,123
Interest on nonaccrual loans	521	454
Deferred loan fees and costs	957	1,123
Deferred compensation	2,930	2,421
Net operating losses	4,403	5,350
Accrued liabilities	4,999	6,433
Unrealized loss on securities available-for-sale	1,749	1,065
Premises and equipment, principally due to differences in depreciation	—	992
Other	1,444	1,026
State tax benefit	2,709	1,848
Total deferred tax assets, net	32,873	32,863
Deferred tax liabilities:
Core deposit and customer relationship intangibles	11,479	9,500
Premises and equipment, principally due to differences in depreciation	266	—
FHLB stock dividends	417	204
Total gross deferred tax liabilities	12,162	9,704
Total net deferred taxes assets	$20,711	$23,159

Based upon our tax paying history and estimates of taxable income over the years in which the items giving rise to the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

(12)   Income Taxes (Continued)

For the years ended December 31, 2005, 2004 and 2003, the components of income taxes consist of the following:

	For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Current income taxes:
Federal	$27,657	$18,911	$12,698
State	7,579	4,721	4,858
Total current income taxes	35,236	23,632	17,556
Deferred income taxes:
Federal	(645)	(212)	3,243
State	534	876	897
Total deferred income taxes	(111)	664	4,140
Total income tax expense	$35,125	$24,296	$21,696

The following table is a reconciliation of total income taxes to the amount of taxes computed by applying the applicable statutory Federal income tax rate of 35% for 2005, 2004 and 2003 to earnings before income taxes:

	For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Computed expected income taxes at Federal statutory rate	$29,922	$21,231	$18,813
State tax, net of federal tax benefit	5,273	3,638	3,741
Increase in cash surrender value of life insurance	(569)	(664)	(654)
Other, net	499	91	(204)
Recorded income taxes	$35,125	$24,296	$21,696

As of December 31, 2005 and 2004, net current taxes payable, included in other liabilities, totaled $3.4 million and $4.2 million.

The Company has available at December 31, 2005, approximately $12.1 million of unused Federal net operating loss carryforwards that may be applied against future taxable income through 2025. The Company has available at December 31, 2005, approximately $2.4 million of unused state net operating loss carryforwards that may be applied against future taxable income through 2015. The applications of the net operating loss and other carryforwards are subject to annual limitations set forth in Section 382 of the Internal Revenue Code.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

(13)   Earnings Per Share

The following is a summary of the calculation of basic and diluted net earnings per share for the years ended December 31, 2005, 2004 and 2003.

	For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share data)
Net earnings used for basic and diluted earnings per share	$50,366	$36,363	$32,055
Weighted average shares outstanding used for basic earnings per share	16,536	15,521	15,382
Effect of dilutive stock options and restricted stock	358	466	486
Diluted weighted average shares outstanding	16,894	15,987	15,868
Basic earnings per share	$3.05	$2.34	$2.08
Diluted earnings per share	$2.98	$2.27	$2.02

Diluted earnings per share does not include all potentially dilutive shares that may result from outstanding stock options and restricted stock awards which may eventually vest. For the years ended December 31, 2005, 2004 and 2003, the number of stock options, performance and restricted shares which are outstanding but not included in the calculation of diluted earnings per share were 592,461, 925,817 and 1,029,023.

(14)   Comprehensive Income

	For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Net earnings	$50,366	$36,363	$32,055
Other comprehensive income, net of related income taxes:
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(945)	56	(2,479)
Less reclassifications of realized gains included in income	—	(142)	639
	(945)	198	(3,118)
Comprehensive income	$49,421	$36,561	$28,937

(15)   Benefit Plans

Stock-Based Compensation

Under the Company’s 2003 Stock Incentive Plan (the “Incentive Plan”), the Company’s Board of Directors may grant stock-based compensation awards to officers, directors, key employees and consultants under the terms described in the Incentive Plan. The allowable stock-based compensation awards include stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, restricted stock awards, performance stock awards and stock appreciation rights. The Incentive Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 2,500,000 shares of authorized but unissued Company common stock, subject to adjustments

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

(15)   Benefit Plans (Continued)

provided by the Incentive Plan. As of December 31, 2005, there were 419,909 shares available for grant under the Incentive Plan.

Stock Options.   Under the Incentive Plan, the exercise price of an option shall not be less than the market price of a share of Company common stock on the date of grant and the maximum term of any option is ten years measured from the date of grant. Options generally vest over a period of 3 to 4 years as determined at the date of grant and become fully exercisable in installments of at least 20% per year. The Company last granted options in the first quarter of 2003.

The fair value of all option grants are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for all fixed option grants in 2003:

2003
Expected dividend yield	2.00%
Risk-free interest rate	2.90%
Volatility	33%
Expected lives	2.5 years
Estimated fair value	$6.11

A summary of the status of our stock options as of December 31, 2005, 2004 and 2003 and the changes during the years then ended is presented in the table below.

	2005		2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	806,716	$19.06	1,055,354	$15.23	1,267,217	$17.86
Granted	—	—	—	—	1,000	29.97
Exercised	(256,045)	14.64	(235,971)	14.64	(136,104)	12.61
Cancelled	(6,878)	26.37	(12,667)	21.48	(71,756)	24.65
Forfeited	—	—	—	—	(5,003)	14.46
Outstanding at year-end	543,793	21.05	806,716	19.06	1,055,354	18.10
Options exercisable at year-end	543,395	21.05	674,377	17.70	726,822	15.23

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

(15)   Benefit Plans (Continued)

The following table summarizes information about stock options outstanding at December 31, 2005.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted- Average Remaining Contractual life (years)	Weighted- Average Exercise Price	Number Exercisable at December 31, 2005	Weighted- Average Exercise Price
$4.00 to $10.00	109,985	1.47	$9.56	109,985	$9.56
$10.01 to $20.00	153,590	0.59	$18.05	153,525	$18.05
$20.01 to $30.66	280,218	1.66	$27.20	279,885	$27.20
$4.00 to $30.66	543,793	1.32	$21.05	543,395	$21.05

Restricted Stock.   The Incentive Plan provides that eligible participants may be granted restricted shares of Company common stock which are subject to forfeiture until the restrictions lapse or terminate. During 2005, the Compensation, Nominating and Governance (CNG) Committee of the Company’s Board of Directors awarded 44,159 shares, net of forfeitures, of restricted common stock with a corresponding market value at the time of award of $2,542,000. During 2004 and 2003, the CNG Committee of the Company’s Board of Directors awarded 138,750 and 205,000 shares, net of forfeitures, of restricted common stock with a corresponding market value at the time of award of $5,152,000 and $6,645,000. The weighted-average grant-date fair value of restricted stock awarded in 2005, 2004 and 2003 was $47.48, $36.82 and $32.41 per share. The awarded shares of restricted common stock will vest over a service period of three to four years. The portion of the market value of the restricted stock related to current service was recognized as compensation expense in 2005, 2004 and 2003 using the straight-line method and that portion of the market value relating to future service (unearned equity compensation) will be amortized over the remaining vesting period. Using the straight-line method, the related compensation expense was $2.9 million, $1.9 million and $513,000 for 2005, 2004 and 2003. At December 31, 2005, unvested shares of restricted common stock awarded and outstanding totaled 290,831.

Performance Stock.   The Incentive Plan provides that eligible participants may be granted shares of performance common stock which are subject to forfeiture until the restrictions lapse or terminate. No performance shares were awarded in 2005 and 2004. During 2003, the CNG Committee of the Company’s Board of Directors awarded 255,000 shares of performance common stock with a corresponding market value at the time of award of $8,172,000 and a weighted-average grant-date fair value of $32.05 per share. The awarded shares of performance common stock will vest in full, or in part, on the date the CNG Committee, as Administrator of the Incentive Plan, determines that the Company achieved certain financial targets established by the CNG Committee. The awarded shares of performance common stock expire seven years from the date of grant. The related compensation expense was $1.1 million, $5.6 million and $493,000 for 2005, 2004 and 2003. During 2005, 127,500 shares vested and 12,500 cancelled leaving 115,000 unvested shares outstanding at December 31, 2005. Of this amount, 57,500 vested in March 2006 and the remaining 57,500 shares are expected to vest during the first quarter of 2007.

Prior to vesting of the restricted or performance common stock, each grant recipient is entitled to dividend rights with respect to the shares of granted stock, subject to termination of such rights under the

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

(15)   Benefit Plans (Continued)

terms of the Incentive Plan. Dividends on vested restricted and performance stock are charged to compensation expense when paid.

Directors Deferred Compensation Plan

The Company has a deferred compensation plan, known as the DDCP, in which the Company’s directors and executive officers may participate. The DDCP is administered by an administrative committee, which consists of certain non-director executive officers of the Company.

The DDCP allows all directors of the Company, including executive officers who are directors of the Company or its subsidiaries, to defer payment of all or a portion of their directors’ fees, in the case of outside directors, or base salary, bonus or other compensation, including restricted and performance stock awards, in the case of employee directors, for the next succeeding calendar year. Participation in the DDCP is voluntary and participants may not change their investment elections once made.

Participants may elect to have their contributions used to purchase Company common stock. The DDCP held 104,223 shares of Company common stock at December 31, 2005.

401(K) Plans

During 2004, we merged the Banks’ separate 401(k) plans, which included several 401(k) plans that were in place at banks acquired by the Company, into the First Community Bancorp 401(k) Plan. The Company accrued to expense employer-related 401(k) contributions in the amount of $598,000, $410,000 and $263,000 for the years ended December 31, 2005, 2004, and 2003.

(16)   Restricted Cash Balances

The Company is required to maintain reserve balances with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand. The average reserves required to be held at the Federal Reserve Bank for the years ended December 31, 2005 and 2004 were $633,000 and zero.

(17)   Dividend Availability

Holders of Company common stock are entitled to receive dividends declared by the Board of Directors out of funds legally available under state law governing the Company and certain federal laws and regulations governing the banking and financial services business. In addition, the Banks are subject to restrictions under certain federal laws and regulations governing banks which limit their ability to transfer funds to the Company through intercompany loans, advances or cash dividends. Dividends paid by national banks such as First National and Pacific Western are regulated by the OCC under its general supervisory authority as it relates to a bank’s capital requirements. A national bank may declare a dividend without the approval of the OCC as long as the total dividends declared in a calendar year do not exceed the total of net profits for that year combined with the retained profits for the preceding two years. During 2005, First Community received dividends of $23.5 million from the Banks. The amount of dividends available for payment by the Banks to the holding company at December 31, 2005, was $49.5 million.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

(17)   Dividend Availability (Continued)

During 2005, 2004 and 2003, the Company paid $16.0 million, $13.2 million and $10.4 million, respectively, in cash dividends on common stock.

Our ability to pay dividends is also limited by certain covenants contained in our revolving lines of credit agreements and the indentures governing trust preferred securities that we have issued, and the debentures underlying the trust preferred securities. The indentures provide, if an Event of Default (as defined in the indentures) has occurred and is continuing, or if we are in default with respect to any obligations under our guarantee agreement which covers payments of the obligations on the trust preferred securities, or if we give notice of any intention to defer payments of interest on the debentures underlying the trust preferred securities, then we may not, among other restrictions, declare or pay any dividends (other than a dividend payable by the Banks to the holding company) with respect to our common stock. In addition, our ability to pay dividends is limited by certain provisions of our revolving lines of credit agreements with U.S. Bank, N.A. and The Northern Trust Company. Both agreements provide that we may not declare or pay any dividend on the Company’s common stock in any quarter if such dividend, when added together with any purchases or redemptions of the Company’s capital stock and the previous three quarterly cash dividends declared and paid, would exceed fifty percent (50%) of the Company’s consolidated net income for the immediately preceding four quarterly periods.

(18)   Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Company and the Banks have met all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the regulatory agencies categorized the Company and each of the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company and the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s or any of the Banks’ categories.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

(18)   Regulatory Matters (Continued)

Actual capital amounts and ratios for the Company and each of the Banks as of December 31, 2005 and 2004 are presented in the following table:

Capital Requirements

	Actual		Adequately Capitalized		Well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005
Total Capital (to Risk-Weighted Assets):
Consolidated Company	$342,337	11.79%	$232,290	8.00%	$290,362	10.00%
Pacific Western Bank	203,355	10.63	153,042	8.00	191,303	10.00
First National Bank	134,530	13.64	78,903	8.00	98,629	10.00
Tier I Capital (to Risk-Weighted Assets):
Consolidated Company	309,366	10.66	116,085	4.00	174,127	6.00
Pacific Western Bank	184,846	9.67	76,462	4.00	114,692	6.00
First National Bank	122,176	12.39	39,443	4.00	59,165	6.00
Tier I Capital (to Average Assets):
Consolidated Company	309,366	10.55	117,295	4.00	146,619	5.00
Pacific Western Bank	184,846	9.69	76,304	4.00	95,380	5.00
First National Bank	122,176	11.92	40,999	4.00	51,248	5.00
As of December 31, 2004
Total Capital (to Risk-Weighted Assets):
Consolidated Company	$275,383	10.88%	$202,488	8.00%	$253,109	10.00%
Pacific Western Bank	155,694	10.42	119,535	8.00	149,418	10.00
First National Bank	117,814	11.37	82,895	8.00	103,618	10.00
Tier I Capital (to Risk-Weighted Assets):
Consolidated Company	245,876	9.72	101,184	4.00	151,775	6.00
Pacific Western Bank	141,350	9.46	59,767	4.00	89,651	6.00
First National Bank	104,839	10.12	41,438	4.00	62,158	6.00
Tier I Capital (to Average Assets):
Consolidated Company	245,876	9.56	102,877	4.00	128,596	5.00
Pacific Western Bank	141,350	9.41	60,085	4.00	75,106	5.00
First National Bank	104,839	9.68	43,322	4.00	54,152	5.00

We have issued subordinated debentures to trusts that were established by us which, in turn, issued trust preferred securities totaling $118.0 million. These securities are treated as regulatory capital for purposes of determining the Company’s capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company’s banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification,

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

(18)   Regulatory Matters (Continued) (Continued)

effective March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity, less goodwill net of any related deferred income tax liability. The regulations currently in effect through December 31, 2008 limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at December 31, 2005. We expect that our Tier I capital ratios will be at or above the existing well-capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

On June 14, 2005, the Office of the Comptroller of the Currency (the “OCC”), informed the Company’s subsidiary First National Bank that, as of June 13, 2005, the OCC had terminated the Memorandum of Understanding (the “MOU”) between the OCC and First National, dated April 8, 2004, relating to Bank Secrecy Act/Anti-Money Laundering (“BSA/AML”) matters. The memorandum required us to evaluate and strengthen our BSA/AML program and processes. The memorandum was limited in scope to BSA/AML issues and management believes that it did not have any material impact on our operating results or financial condition. The OCC stated that it had determined that First National had complied with its obligations under the terms of the MOU.

(19)   Condensed Financial Information of Parent Company

The parent company only condensed balance sheets as of December 31, 2005 and 2004 and the related condensed statements of earnings and condensed statements of cash flows for each of the years in the three-year period ended December 31, 2005 are presented below.

	At December 31,
	2005	2004
	(Dollars in thousands)
Condensed Balance Sheets
Assets:
Cash and due from banks	$5,975	$786
Investments in subsidiaries	616,434	492,189
Other assets	6,762	8,684
Total assets	$629,171	$501,659
Liabilities:
Short-term borrowings	$—	$5,000
Subordinated debentures	121,654	121,654
Other liabilities	6,739	1,129
Total liabilities	128,393	127,783
Shareholders’ equity	500,778	373,876
Total liabilities and shareholders’ equity	$629,171	$501,659

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Continued)
December 31, 2005 and 2004

(19)   Condensed Financial Information of Parent Company (Continued)

	For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Condensed Statements of Earnings
Interest income	$—	$2	$9
Other income	269	182	98
Dividend income from subsidiaries	23,500	38,500	24,000
Total income	23,769	38,684	24,107
Interest expense	8,617	6,332	3,047
Other expense	13,492	14,740	7,911
Total expense	22,109	21,072	10,958
Earnings before income taxes and equity in undistributed earnings of subsidiaries	1,660	17,612	13,149
Income tax benefit	(9,178)	(8,779)	(4,557)
Earnings before equity in undistributed earnings of subsidiaries	10,838	26,391	17,706
Equity in undistributed earnings of subsidiaries	39,528	9,972	14,349
Net earnings	$50,366	$36,363	$32,055

	For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Condensed Statements of Cash Flows
Net earnings	$50,366	$36,363	$32,055
Change in other assets	4,830	(2,444)	1,325
Change in other liabilities	4,412	(815)	(3,151)
Amortization of unearned compensation related to restricted stock	4,038	7,518	1,006
Undistributed earnings of subsidiaries	(39,528)	(9,972)	(14,349)
Cash flows provided by operating activities	24,118	30,650	16,886
Increase in investment in subsidiaries	(49,035)	(82,501)	(48,309)
Other investing activities	—	4	(5)
Cash flows used in investing activities	(49,035)	(82,497)	(48,314)
Proceeds from exercise and vesting of stock awards	2,036	3,456	1,716
Dividends paid	(15,952)	(13,158)	(10,388)
Issuance of subordinated debentures	—	61,856	20,620
(Decrease) increase in borrowed funds	(5,000)	(2,000)	7,000
Proceeds from issuance of common stock	49,022	—	—
Other financing activities	—	—	—
Cash flows provided by financing activities	30,106	50,154	18,948
Net increase (decrease) in cash	5,189	(1,693)	(12,480)
Cash, beginning of the period	786	2,479	14,959
Cash, end of the period	$5,975	$786	$2,479
Supplemental disclosure of noncash investing and financing activities:
Common stock issued for acquisitions	$36,627	—	—

(20)   Related Party Transactions

Castle Creek Financial, LLC, which we refer to as Castle Creek Financial, serves as the exclusive financial advisor for the Company pursuant to an engagement letter dated November 17, 2005, between Castle Creek Financial and the Company. Castle Creek Financial is an affiliate of Castle Creek Capital, LLC, which is controlled by the Company’s chairman. During 2005, 2004, and 2003 the Company paid Castle Creek Financial $1.2 million, $955,000, and $1.3 million for financial advice relating to the 2005, 2004, and 2003 acquisitions. Castle Creek Financial is also entitled to reimbursement of expenses and, until October 2005, a quarterly retainer. These amounts totaled $32,000 in 2005, $47,000 in 2004, and $59,000 in 2003.

(21)   Quarterly Results of Operations (Unaudited)

	For the Quarters Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(Dollars in thousands, except per share data)
Interest income	$40,254	$42,645	$46,734	$53,719
Interest expense	4,669	5,433	5,954	6,861
Net interest income	35,585	37,212	40,780	46,858
Provision for credit losses	800	620	—	—
Net interest income after provision for credit losses	34,785	36,592	40,780	46,858
Other income	3,502	3,331	3,514	3,543
Other expenses	20,951	19,892	22,213	24,358
Earnings before income taxes	17,336	20,031	22,081	26,043
Income taxes	7,074	8,213	9,087	10,751
Net earnings	$10,262	$11,818	$12,994	$15,292
Earnings per share:
Basic	$0.65	$0.74	$0.79	$0.86
Diluted	$0.63	$0.72	$0.78	$0.84
Dividends per common share declared and paid	$0.22	$0.25	$0.25	$0.25
Common stock price range:
High	$46.20	$48.95	$51.62	$57.30
Low	$39.00	$41.18	$45.50	$45.07

(21)   Quarterly Results of Operations (Unaudited) (Continued)

	For the Quarters Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(Dollars in thousands, except per share data)
Interest income	$29,422	$34,801	$36,951	$38,973
Interest expense	3,088	3,460	3,701	4,168
Net interest income	26,334	31,341	33,250	34,805
Provision for credit losses	—	200	265	—
Net interest income after provision for credit losses	26,334	31,141	32,985	34,805
Other income	4,132	4,133	4,194	4,762
Other expenses	17,920	20,396	21,000	22,511
Earnings before income taxes	12,546	14,878	16,179	17,056
Income taxes	5,046	6,040	6,603	6,607
Net earnings	$7,500	$8,838	$9,576	$10,449
Earnings per share:
Basic	$0.49	$0.57	$0.62	$0.67
Diluted	$0.47	$0.55	$0.60	$0.65
Dividends per common share declared and paid	$0.1875	$0.22	$0.22	$0.22
Common stock price range:
High	$40.68	$39.97	$43.65	$43.99
Low	$36.00	$32.02	$37.38	$39.56

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

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter ending December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item regarding the Company’s directors and executive officers, including information with respect to beneficial ownership reporting compliance, will appear in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on April 19, 2006. We are incorporating herein by reference the information contained in that section. Information relating to the registrant’s Code of Business Conduct and Ethics that applies to its employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10-K under “Item 1. Business—Available Information.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will appear in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on April 19, 2006. We are incorporating herein by reference the information contained in that section.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on April 19, 2006. We are incorporating herein by reference the information contained in that section. Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10-K under “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will appear in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held April 19, 2006. We are incorporating herein by reference the information contained in that section.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will appear in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on April 19, 2006. We are incorporating herein by reference the information contained in that section.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1.   Financial Statements

The consolidated financial statements of First Community Bancorp and its subsidiaries and independent auditors’ report are included in Part II (Item 8) of this Form 10-K.

2.   Financial Statement Schedules

All financial statement schedules have been omitted, as they are either inapplicable or included in the Notes to Consolidated Financial Statements.

3.      Exhibits

The following documents are included or incorporated by reference in this Annual Report on Form 10-K:

2.1

Agreement and Plan of Merger, dated as of April 28, 2005, by and between First Community Bancorp and First American Bank (Exhibit 2.1 to Form 8-K filed on May 4, 2005 and incorporated herein by this reference).

2.2

Agreement and Plan of Merger, dated as of June 9, 2005, by and between First Community Bancorp and Pacific Liberty Bank (Exhibit 2.1 to Form 8-K filed on June 10, 2005 and incorporated herein by this reference).

2.3

Agreement and Plan of Merger, dated as of September 13, 2005, by and between First Community Bancorp and Cedars Bank (Exhibit 2.1 to Form 8-K filed on September 15, 2005 and incorporated herein by this reference).

2.4

Agreement and Plan of Merger, dated as of December 14, 2005, by and between First Community Bancorp and Foothill Independent Bancorp (Exhibit 2.1 to Form 8-K filed on December 20, 2005 and incorporated herein by this reference).

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

10.1*	First Community Bancorp 2003 Stock Incentive Plan, as amended and restated, dated February 8, 2006 (Exhibit 10.1 to Form 8-K filed on February 13, 2006 and incorporated herein by this reference).
10.2*	Amended and Restated Directors’ Deferred Compensation Plan, dated as of August 29, 2003 (Exhibit 10.2 to Form 10-K filed on March 12, 2004 and incorporated herein by this reference).
10.3	Amended and Restated Directors Deferred Compensation Plan Trust, dated as of December 8, 2003 (Exhibit 10.3 to Form 10-K filed on March 12, 2004 and incorporated herein by this reference).
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

10.21	Services Agreement, dated as of November 2, 2005, between First Community Bancorp and Castle Creek Financial LLC.
10.22*

Change in Control Severance Agreement, as amended, applicable to the executive officers of First Community Bancorp and certain senior officers of the First Community Bancorp and its subsidiaries (Exhibit 10.22 to Form 10-K filed on March 12, 2004 and incorporated herein by this reference).

10.23*	Executive Incentive Plan, dated February 8, 2006.

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

10.28*

Form of Stock Award Agreement and Grant Notice pursuant to the Company’s 2003 Stock Incentive Plan, as amended (Exhibit 10.28 to Form 10-K filed on March 14, 2005 and incorporated herein by this reference).

10.29

Lease Agreement, as amended through January 1, 2004, between DL FNBC, L.P. and First National Bank, for the premises located at 401 West “A” Street, San Diego, California (Exhibit 10.29 to Form 10-K filed on March 14, 2005 and incorporated herein by this reference).

10.30

Second Amendment to Revolving Credit Agreement, dated as of August 4, 2005, between First Community Bancorp and The Northern Trust Company (Exhibit 10.30 to Form 10-Q filed on August 5, 2005 and incorporated herein by this reference).

10.31

Third Amendment to Revolving Credit Agreement, dated as of August 4, 2005, between First Community Bancorp and U.S. Bank, N.A. (Exhibit 10.31 to Form 10-Q filed on August 5, 2005 and incorporated herein by this reference).

10.32

Form of Purchase Agreement between First Community Bancorp and investors purchasing shares pursuant to direct sales by the Company under its shelf registration statement on Form S-3 (Exhibit 10.32 to Form 8-K filed on August 26, 2005 and incorporated herein by this reference).

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

(b)   Exhibits

The exhibits listed in Item 15(a)3 are incorporated by reference or attached hereto.

(c)   Excluded Financial Statements

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMUNITY BANCORP
Dated: March 10, 2006	By:	/s/ MATTHEW P. WAGNER
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

Signature		Date
/s/ JOHN M. EGGEMEYER	Chairman of the Board of Directors	March 10, 2006
John M. Eggemeyer
/s/ MATTHEW P. WAGNER	President, Chief Executive Officer and	March 10, 2006
Matthew P. Wagner	Director (Principal Executive Officer)
/s/ VICTOR R. SANTORO	Executive Vice President and Chief	March 10, 2006
Victor R. Santoro	Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ STEPHEN M. DUNN	Director	March 10, 2006
Stephen M. Dunn
/s/ BARRY C. FITZPATRICK	Director	March 10, 2006
Barry C. Fitzpatrick
/s/ CHARLES H. GREEN	Director	March 10, 2006
Charles H. Green
/s/ SUSAN E. LESTER	Director	March 10, 2006
Susan E. Lester

Signature		Date
/s/ TIMOTHY B. MATZ	Director	March 10, 2006
Timothy B. Matz
/s/ ARNOLD W. MESSER	Director	March 10, 2006
Arnold W. Messer
/s/ DANIEL B. PLATT	Director	March 10, 2006
Daniel B. Platt
/s/ ROBERT A. STINE	Director	March 10, 2006
Robert A. Stine
/s/ DAVID S. WILLIAMS	Director	March 10, 2006
David S. Williams