Form 10-Q
period 2006-03-31
FIRST COMMUNITY BANCORP /CA/
filed 2006-05-05
CIK 1102112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 00-30747

FIRST COMMUNITY BANCORP

(Exact name of registrant as specified in its charter)

CALIFORNIA	33-0885320
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)
6110 El Tordo, P.O. Box 2388,
Rancho Santa Fe, California	92067
(Address of principal executive offices)	(Zip Code)

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

As of May 1, 2006 there were 20,206,684 shares of the registrant’s common stock outstanding, excluding 653,330 shares of unvested restricted stock.

PART I—FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Dollars in thousands, except share data)
Assets:
Cash and due from banks	$110,334	$100,662
Federal funds sold	7,325	4,600
Total cash and cash equivalents	117,659	105,262
Interest-bearing deposits in financial institutions	1,740	90
Investments:
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	31,072	26,753
Securities available-for-sale (amortized cost of $206,752 at March 31, 2006 and $216,765 at December 31, 2005)	202,131	212,601
Total investments	233,203	239,354
Loans, net of fees	2,823,194	2,467,828
Less: allowance for loan losses	(31,501)	(27,303)
Net loans	2,791,693	2,440,525
Premises and equipment, net	20,660	19,063
Accrued interest receivable	14,156	12,006
Goodwill	371,078	295,890
Core deposit and customer relationship intangibles	29,141	27,298
Cash surrender value of life insurance	55,163	56,207
Other assets	35,777	30,716
Total assets	$3,670,270	$3,226,411
Liabilities and Shareholders’ Equity:
Deposits:
Noninterest-bearing	$1,197,179	$1,179,808
Interest-bearing	1,447,109	1,225,553
Total deposits	2,644,288	2,405,361
Accrued interest payable and other liabilities	34,783	38,318
Borrowings	235,300	160,300
Subordinated debentures	121,654	121,654
Total liabilities	3,036,025	2,725,633
Shareholders’ equity:
Preferred stock, no par value; Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, no par value; Authorized 30,000,000 shares; issued and outstanding 20,866,200 and 18,346,566 at March 31, 2006 and December 31, 2005 (includes 672,664 and 405,831 shares of unvested restricted stock, respectively)	522,168	400,868
Retained earnings	114,757	102,325
Accumulated other comprehensive loss—unrealized losses on securities available-for-sale, net	(2,680)	(2,415)
Total shareholders’ equity	634,245	500,778
Total liabilities and shareholders’ equity	$3,670,270	$3,226,411

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Quarter Ended March 31,
	2006	2005
	(In thousands, except per share data)
Interest income:
Interest and fees on loans	$59,949	$37,938
Interest on federal funds sold	64	251
Interest on deposits in financial institutions	15	2
Interest on investment securities	2,166	2,063
Total interest income	62,194	40,254
Interest expense:
Deposits	5,629	1,986
Borrowings	2,163	797
Subordinated debentures	2,450	1,886
Total interest expense	10,242	4,669
Net interest income	51,952	35,585
Provision for credit losses	100	800
Net interest income after provision for credit losses	51,852	34,785
Noninterest income:
Service charges and fees on deposit accounts	1,559	1,704
Other commissions and fees	1,554	997
Gain on sale of loans, net	—	115
Increase in cash surrender value of life insurance	421	417
Other income	171	269
Total noninterest income	3,705	3,502
Noninterest expense:
Compensation	15,230	11,853
Occupancy	3,145	2,563
Furniture and equipment	761	666
Data processing	1,335	1,120
Other professional services	1,120	1,191
Business development	347	259
Communications	626	455
Insurance and assessments	472	445
Intangible asset amortization	1,149	813
Other	2,058	1,586
Total noninterest expense	26,243	20,951
Earnings before income taxes and effect of accounting change	29,314	17,336
Income taxes	12,053	7,074
Net earnings before cumulative effect of accounting change	$17,261	$10,262
Cumulative effect on prior years (to December 31, 2005) of changing the method of accounting for stock-based compensation forfeitures	142	—
Net earnings	$17,403	$10,262
Per share information
Number of shares (weighted average):
Basic	19,377.8	15,857.4
Diluted	19,673.7	16,261.8
Basic earnings per share:
Net earnings before accounting change	$0.89	$0.65
Accounting change	0.01	—
Basic earnings per share	$0.90	$0.65
Diluted earnings per share:
Net earnings before accounting change	$0.88	$0.63
Accounting change(1)	—	—
Diluted earnings per share	$0.88	$0.63
Dividends declared per share	$0.25	$0.22

(1)             Less than $0.01 per diluted share for the quarter ended March 31, 2006.

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Quarter Ended March 31,
	2006	2005
	(Dollars in Thousands)
Net earnings	$17,403	$10,262
Other comprehensive income, net of related income taxes:
Unrealized holding losses on securities arising during the period	(265)	(844)
Comprehensive income	$17,138	$9,418

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended March 31,
	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$17,403	$10,262
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,289	2,088
Provision for credit losses	100	800
Gain on sale of loans	—	(115)
Gain on sale of premises and equipment	(2)	—
Restricted stock amortization	1,382	997
Increase (decrease) in accrued and deferred income taxes, net	2,391	(2,992)
Decrease in other assets	5,199	299
(Decrease) increase in accrued interest payable and other liabilities	(11,546)	871
Dividends on FHLB stock	(170)	(120)
Net cash provided by operating activities	17,046	12,090
Cash flows from investing activities:
Net cash and cash equivalents paid in acquisitions	(85,526)	—
Net decrease (increase) in loans, net	5,507	(10,807)
Proceeds from sale of loans	—	1,342
Net decrease in deposits in financial institutions	146	517
Maturities and repayments of investment securities	10,713	15,604
Purchases of investment securities	—	(2,511)
Net purchases of FRB and FHLB stock	(1,769)	(616)
Purchases of premises and equipment, net	(1,228)	(868)
Proceeds from sale of other real estate owned	37	—
Proceeds from sale of premises and equipment	2	62
Net cash (used in) provided by investing activities	(72,118)	2,723
Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposits	(74,845)	33,337
Net decrease in interest-bearing deposits	(47,633)	(302,155)
Proceeds from issuance of common stock	109,456	—
Net proceeds from exercise of stock options and vesting of restricted stock	6,417	1,171
Tax benefit of stock option exercises and restricted and performance stock vesting	4,044	971
Net increase in borrowings	75,000	24,800
Cash dividends paid	(4,970)	(3,466)
Net cash provided (used in) by financing activities	67,469	(245,342)
Net increase (decrease) in cash and cash equivalents	12,397	(230,529)
Cash and cash equivalents at beginning of period	105,262	319,281
Cash and cash equivalents at end of period	$117,659	$88,752
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$9,243	$4,619
Cash paid during period for income taxes	5,688	5,844
Transfer from loans to loans held-for-sale	—	1,226

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 1—BASIS OF PRESENTATION

We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our banking subsidiaries. As of March 31, 2006, those subsidiaries were First National Bank, which we refer to as First National, and Pacific Western National Bank, or Pacific Western. We refer to Pacific Western and First National herein as the “Banks” and when we say “we”, “our” or the “Company”, we mean the Company on a consolidated basis with the Banks. When we refer to “First Community” or to the holding company, we are referring to the parent company on a stand-alone basis.

We have completed sixteen acquisitions from May 2000 through March 31, 2006. These include the merger whereby the former Rancho Santa Fe National Bank and First Community Bank of the Desert became wholly-owned subsidiaries of the Company in a pooling-of-interests transaction. The other acquisitions have been accounted for using the purchase method of accounting and, accordingly, their operating results have been included in the consolidated financial statements from their respective dates of acquisition.

On May 16, 2005, we filed a registration statement with the SEC regarding the sale of up to 3,400,000 shares of our common stock, no par value per share, which we may offer and sell, from time to time, in amounts, at prices and on terms that we will determine at the time of any particular offering. In January 2006, we raised $109.5 million via the sale of 1,891,086 million shares of our common stock that was used to augment regulatory capital to support the acquisition of Cedars Bank. To date, we have issued 2,935,766 shares of common stock under this registration statement for net proceeds of $158.5 million. We used these proceeds to augment our capital in support of our acquisitions. We expect to use the net proceeds from any additional sales of our securities to fund future acquisitions of banks and other financial institutions, as well as for general corporate purposes.

At our annual shareholders meeting held on April 19, 2006, our shareholders approved an amendment to our articles of incorporation which increased the maximum amount of authorized shares of common stock from 30,000,000 to 50,000,000.

(a) Basis of Presentation

The accounting and reporting policies of the Company are in accordance with U.S. generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated.

Our financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The interim operating results are not necessarily indicative of operating results for the full year.

(b) Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with U.S. generally accepted

NOTE 1—BASIS OF PRESENTATION (Continued)

accounting principles. Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowance for credit losses, the carrying values of intangible assets and the realization of deferred tax assets.

(c) Reclassifications

Certain prior period amounts have been reclassified to conform to the current year’s presentation.

NOTE 2—ACQUISITIONS

From January 1, 2005, through March 31, 2006, we completed the following three acquisitions using the purchase method of accounting, and accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective dates of acquisition:

	First American Bank	Pacific Liberty Bank	Cedars Bank
	August 2005	October 2005	January 2006
	(Dollars in thousands)
Assets Acquired:
Cash and cash equivalents	$121,229	$30,765	$34,474
Interest-bearing deposits in other banks	—	—	1,796
Investment securities	1,607	990	3,355
Loans	106,244	119,245	356,532
Premises and equipment	4,458	32	1,234
Goodwill	37,715	24,335	75,230
Core deposit intangible assets	6,529	1,781	2,992
Other assets	8,111	6,137	13,244
	285,893	183,285	488,857
Liabilities Assumed:
Noninterest-bearing deposits	(89,664)	(45,894)	(92,216)
Interest bearing deposits	(127,772)	(96,285)	(269,189)
Accrued interest payable and other liabilities	(8,771)	(4,479)	(7,452)
Total liabilities assumed	(226,207)	(146,658)	(368,857)
Total consideration paid by First Community	$59,686	$36,627	$120,000
Deal value:
Cash paid for common stock and stock options by First Community	$59,686	—	$120,000
Fair value of common stock issued	—	36,627	—
Total consideration paid by First Community	$59,686	$36,627	$120,000
Cash paid for stock options by acquiree	2,623	4,999	—
Total deal value	$62,309	$41,626	$120,000

First American Bank

On August 12, 2005, we acquired First American Bank, or First American, based in Rosemead, California. We paid $59.7 million in cash to First American shareholders, and caused First American to pay $2.6 million in cash for all outstanding options to purchase First American common stock. The aggregate deal value was approximately $62.3 million. We made this acquisition to expand our presence in Los Angeles County, California. At the time of the merger, First American was merged into Pacific

NOTE 2—ACQUISITIONS (Continued)

Western. In August and September 2005, we issued 1,044,680 shares of common stock for net proceeds of $49.0 million. We used these proceeds to augment our regulatory capital in support of the First American acquisition.

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

Cedars Bank

On January 4, 2006, we acquired Cedars Bank, or Cedars, based in Los Angeles, California. We paid $120.0 million in cash for all of the outstanding shares of common stock and options of Cedars. At the time of the acquisition, Cedars was merged into Pacific Western. We made this acquisition to expand our presence in Los Angeles, California. On January 31, 2006, we issued 1,891,086 shares of common stock for net proceeds of $109.5 million. We used these proceeds to augment our regulatory capital in support of the Cedars acquisition.

Foothill Independent Bancorp

On December 15, 2005, we announced that we had entered into a definitive agreement to acquire all of the outstanding common stock and options of Foothill Independent Bancorp, or Foothill, in exchange for $238.0 million in consideration consisting of First Community Bancorp common stock for the outstanding common stock of Foothill and cash for the Foothill stock options. Foothill had $798.7 million in assets and twelve branch offices at December 31, 2005. The acquisition of Foothill was recently approved by our regulatory agencies, the stockholders of Foothill and the shareholders of First Community and is expected to close on May 9, 2006. Upon completion of the acquisition, Foothill will be merged with and into Pacific Western and will expand Pacific Western’s branch network within Los Angeles, Riverside and San Bernardino counties in California.

NOTE 2—ACQUISITIONS (Continued)

Preliminary purchase price allocations for the Foothill acquisition

An unaudited summary of First Community’s preliminary purchase price allocations for the Foothill acquisition follows. These purchase price allocations are based on estimates and are subject to change as more information becomes available and after final analyses of the fair values of both tangible and intangible assets acquired and liabilities assumed are completed. Accordingly, the final fair value amounts may be materially different from those presented in this report.

Foothill
(Unaudited)
Assets acquired or to be acquired:
Cash and investments	$212,791
Loans, net	547,137
Intangible assets	182,195
Other assets	33,566
Total assets acquired	975,689
Liabilities assumed or to be assumed:
Deposits	672,941
Other liabilities	74,988
Total liabilities assumed	747,929
Total consideration paid net of cash paid for options	$227,760

Merger Related Liabilities.

All of the acquisitions consummated after December 31, 2000 were completed using the purchase method of accounting. Accordingly, we recorded the estimated merger-related charges associated with each acquisition as a liability at closing when allocating the related purchase price.

For each acquisition, we developed an integration plan for the consolidated Company that addressed, among other things, requirements for staffing, systems platforms, branch locations and other facilities. The established plans are evaluated regularly during the integration process and modified as required. Merger and integration expenses are summarized in the following primary categories: (i) severance and employee-related charges; (ii) system conversion and integration costs, including contract termination charges; (iii) asset write-downs, lease termination costs for abandoned space and other facilities-related costs; and (iv) other charges. Other charges include investment banking fees, legal fees, other professional fees relating to due diligence activities and shareholder expenses associated with preparation of securities filings, as appropriate. These costs were included in the allocation of the purchase price at the acquisition date based on our formal integration plans.

NOTE 2—ACQUISITIONS (Continued)

The following table presents the activity in the merger-related liability account for the quarter ended March 31, 2006:

	Severance and Employee- related	System Conversion and Integration	Asset Write- downs, Lease Terminations and Other Facilities-related	Other	Total
	(Dollars in thousands)
Balance at December 31, 2005	$—	$80	$1,732	$690	$2,502
Additions	2,431	460	50	2,051	4,992
Non-cash write-downs and other	—	(2)	—	—	(2)
Cash outlays	(2,353)	(373)	(100)	(2,029)	(4,855)
Balance at March 31, 2006	$78	$165	$1,682	$712	$2,637

Unaudited Pro Forma Information for Purchase Acquisitions

The following table presents our unaudited pro forma results of operations for the quarters ended March 31, 2006 and 2005 as if the First American, Pacific Liberty, Cedars and Foothill acquisitions described above had been completed at the beginning of 2005. The unaudited pro forma results of operations include: (1) the historical accounts of the Company, First American, Pacific Liberty, Cedars and Foothill; and (2) pro forma adjustments, as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of our future operating results or operating results that would have occurred had these acquisitions been completed at the beginning of 2005. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

	Quarter Ended March 31,
	2006	2005
	(Dollar in thousands, except for share data)
Revenues (net interest income plus noninterest income)	$66,208	59,877
Net earnings	$19,469	$15,357
Net income per share:
Basic	$0.81	$0.65
Diluted	$0.79	$0.63

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and intangible assets arise from purchase business combinations. Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead tested for impairment no less than annually. Our annual impairment tests of goodwill have resulted in no impact on our results of operations and financial condition.

Intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment annually. The amortization expense represents the

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

estimated decline in the value of the underlying deposits or loan customers acquired. The estimated aggregate amortization expense related to the intangible assets is expected to range from $3.7 million to $4.6 million for each of the next five years and is expected to total $20.6 million over this time horizon; these amounts exclude any amortization related to the upcoming Foothill acquisition. We recorded a $3.0 million core deposit intangible asset related to the Cedars acquisition during the first quarter of 2006.

The goodwill recorded has been assigned to our one reporting segment, banking, and none of the goodwill is deductible for income tax purposes. The carrying amount of goodwill was $371.1 million at March 31, 2006 and $295.9 million at December 31, 2005. The increase relates to the Cedars acquisition.

The following table presents the changes in goodwill for the quarter ended March 31, 2006:

Quarter Ended
March 31, 2006
(Dollars in thousands)
Balance as of January 1, 2006	$295,890
Acquisitions	75,230
Miscellaneous reductions	(42)
Balance as of March 31, 2006	$371,078

The following table presents the changes in the gross amounts of core deposit and customer relationship intangibles and the related accumulated amortization for the quarters ended March 31, 2006 and 2005:

	Quarter Ended March 31,
	2006	2005
	(Dollars in thousands)
Gross amount:
Balance as of January 1,	$37,956	$29,646
Additions	2,992	—
Balance as of March 31,	40,948	29,646
Accumulated amortization:
Balance as of January 1,	(10,658)	(7,052)
Amortization	(1,149)	(813)
Balance as of March 31,	(11,807)	(7,865)
Net balance as of March 31,	$29,141	$21,781

NOTE 4—INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale as of March 31, 2006 are as follows:

	March 31, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
U.S. Treasury securities	$979	$—	$7	$972
U.S. government agency securities	47,280	—	505	46,775
Municipal securities	8,493	47	56	8,484
Mortgage-backed and other securities	150,000	61	4,161	145,900
Total	$206,752	$108	$4,729	$202,131

NOTE 4—INVESTMENT SECURITIES (Continued)

The contractual maturity distribution based on amortized cost and fair value as of March 31, 2006, is shown below. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity distribution as of March 31, 2006
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$19,499	$19,388
Due after one year through five years	47,393	46,426
Due after five years through ten years	17,118	16,679
Due after ten years	122,742	119,638
Total	$206,752	$202,131

The following table presents the fair value and unrealized losses on securities that were temporarily impaired as of March 31, 2006:

	Impairment Period
	Less than 12 months		12 months or longer		Total
Descriptions of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Treasury securities	$972	$7	$—	$—	$972	$7
U.S. government agency securities	34,480	308	12,294	198	46,774	506
Municipal securities	1,934	20	1,568	36	3,502	56
Mortgage-backed and other securities	33,677	347	102,898	3,813	136,575	4,160
Total temporarily impaired securities	$71,063	$682	$116,760	$4,047	$187,823	$4,729

All individual securities that have been in a continuous unrealized loss position for 12 months or longer at March 31, 2006 were securities that have been issued by U.S. agencies and have a AAA credit rating as determined by various rating agencies. These securities have fluctuated in value since their purchase dates because of changes in market interest rates. We concluded that the continuous unrealized loss position for the past 12 months on our securities is a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay and are, therefore, temporarily impaired. In addition, we have the ability to hold these securities until their fair value recovers to their cost. Accordingly, we have not recognized the temporary impairment in our consolidated statement of earnings.

NOTE 5—NET EARNINGS PER SHARE

The following is a summary of the calculation of basic and diluted net earnings per share for the quarters ended March 31, 2006 and 2005:

	Quarter Ended March 31,
	2006	2005
	(In thousands, except per share data)
Net earnings before cumulative effect of accounting change	$17,261	$10,262
Accounting change	142	—
Net earnings	$17,403	$10,262
Weighted average shares outstanding used for basic net earnings per share	19,377.8	15,857.4
Effect of restricted stock and dilutive stock options	295.9	404.4
Diluted weighted average shares outstanding	19,673.7	16,261.8
Basic earnings per share:
Net earnings before accounting change	$0.89	$0.65
Accounting change	0.01	—
Basic earnings per share	$0.90	$0.65
Diluted earnings per share:
Net earnings before accounting change	$0.88	$0.63
Accounting change(1)	—	—
Diluted earnings per share	$0.88	$0.63

(1)    Less than $0.01 per diluted share for the quarter ended March 31, 2006.

In calculating the common stock equivalents for purposes of diluted earnings per share, we selected the transition method provided by FASB Staff Position FAS123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. Diluted earnings per share does not include all potentially dilutive shares that may result from outstanding stock options and restricted and performance stock awards that may eventually vest. The number of common shares underlying stock options and shares of restricted and performance stock which were outstanding but not included in the calculation of diluted net earnings per share were 607,363 and 690,222 for the quarters ended March 31, 2006 and 2005.

NOTE 6—STOCK COMPENSATION

Accounting Change

We adopted SFAS No. 123 (revised 2004), Share Based Payment (“SFAS 123R”) on January 1, 2006. SFAS 123R applies to all stock-based compensation transactions in which an entity acquires employee or director services by either issuing stock or other equity instruments, such as stock options, restricted and performance stock, and/or stock appreciation rights, or incurring liabilities that are based on an entity’s stock price, and requires entities that engage in these transactions to recognize compensation expense based on the fair value of the stock or other equity instrument either issued, modified, or settled. We adopted SFAS 123R using the modified prospective approach. Under this approach, compensation expense is recognized for (1) new share-based payment awards (e.g., stock options, restricted stock, and performance stock), (2) awards that are modified, repurchased, or cancelled after December 31, 2005, and (3) the remaining portion of the requisite service under previously granted unvested stock awards as of December 31, 2005. The Company has been recognizing compensation expense related to stock options awarded after January 1, 2003. There will be no material effect on our financial statements for the remaining portion of the requisite service for our outstanding stock options as all stock options had vested as of March 31, 2006. We have recognized compensation expense for all restricted and performance stock awards since the dates on which they were awarded.

NOTE 6—STOCK COMPENSATION (Continued)

As permitted under formerly effective accounting rules, we did not consider estimated forfeitures of stock awards during the amortization period and recognized the effect of forfeitures as they occurred. As required by SFAS 123R we recognized the cumulative effect of estimated forfeitures for unvested restricted stock awards as of December 31, 2005, by increasing our first quarter 2006 earning by $242,000. The after tax effect of this adjustment was to increase net earnings by $142,000, or less than $0.01 per diluted share. SFAS 123R also requires us to use estimated forfeitures in recognizing stock compensation expense beginning January 1, 2006, and to true-up such expense when forfeitures occur. Amortization expense for all restricted and performance stock awards is estimated to be $6.7 million for 2006 and includes an estimate for forfeitures. As of March 31, 2006, unrecognized stock-based compensation expense was $25.8 million. When we made restricted and performance stock awards prior to January 1, 2006, we established an unearned equity compensation contra account within our shareholders’ equity equal to the market value of our common stock underlying the award on the award date. SFAS 123R required us to eliminate the unearned equity compensation account on January 1, 2006, by reclassifying it to common stock. Such reclassification had no effect on the amount of the Company’s shareholders’ equity.

Restricted and Performance Stock.

At March 31, 2006, there were outstanding 330,164 shares of unvested restricted common stock, 57,500 shares of unvested performance common stock awarded in 2003, and 285,000 shares of unvested performance common stock awarded in 2006. The awarded shares of restricted common stock vest over a service period of three to four years from date of the grant. The awarded shares of performance common stock vest in full or in part on the date the Compensation, Nominating and Governance (“CNG”) Committee of the Board of Directors, as Administrator of the Company’s 2003 Stock Incentive Plan (the “Plan”), determines that the Company achieved certain financial goals established by the CNG Committee and set forth in the grant documents. During the first quarter of 2006, the CNG Committee determined that certain financial goals were met and vested 57,500 shares of the performance common stock awarded in 2003. We expect the remaining shares of unvested performance stock awarded in 2003 to vest in March 2007. The unvested performance stock awarded in 2006 expires in 7 years and is currently expected to vest in March 2013. Both restricted common stock and performance common stock vest immediately upon a change in control of the Company as defined in the Plan. Restricted and performance stock amortization totaled $1.6 million for the first quarter of 2006 compared to $1.0 million for first quarter of 2005.

A summary of the status of our restricted and performance stock outstanding and the change during the quarter is presented in the table below:

	Shares	Weighted average fair value on award date
Outstanding at December 31, 2005	405,831	$36.27
Awarded	327,000	54.89
Vested	60,167	32.37
Outstanding at March 31, 2006	672,664	$45.67

NOTE 6—STOCK COMPENSATION (Continued)

The following table summarizes information about restricted and performance stock awards at March 31, 2006:

	At award date		Vesting		Forfeited		Outstanding at March 31, 2006
	Number of shares awarded	Weighted average fair value	Number of shares vested	Weighted average fair value on award date	Number of shares	Weighted average fair value on award date	Number of shares	Weighted average fair value on award date	Weighted average fair value at 3/31/06(1)
( In thousands)
Restricted stock awarded in:

2003	205,000	$32.41	72,348	$32.75	34,666	$32.12	97,986	$32.27	$5,649
2004	155,980	$36.82	26,397	$37.89	10,905	$36.29	118,678	$36.62	6,843
2005	77,500	$47.48	1,000	$42.95	5,000	$43.78	71,500	$47.80	4,123
2006	42,000	$59.47	—	$—	—		42,000	$59.47	2,422
Total restricted stock awards	480,480		99,745		50,571		330,164		19,037
Performance stock awarded in:
2003	255,000	$32.05	185,000	$32.05	12,500	$31.90	57,500	$32.06	3,316
2006	285,000	$54.21	—	$—	—	$—	285,000	$54.21	16,433
Total performance stock awards	540,000		185,000		12,500		342,500		19,749
Total awards	1,020,480		284,745		63,071		672,664		$38,786

(1)   Determined using the $57.66 closing price of First Community common stock on March 31, 2006.

Compensation expense related to awards of restricted and performance stock is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. The vesting of performance stock awards and recognition of related compensation expense may occur over a shorter vesting period if financial performance targets are achieved earlier than anticipated. Compensation expense related to the restricted and performance stock awards approximated $1.6 million and $997,000 during the quarters ended March 31, 2006 and 2005 and is included in compensation expense in the accompanying consolidated statements of earnings.

Stock Options.

We adopted the fair value method of accounting for stock options effective January 1, 2003, using the prospective method of transition specified in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. The cost of all stock options granted on or after January 1, 2003 is based on their fair value and is included as a component of compensation  expense over the vesting period for such options. For stock options granted prior to January 1, 2003, the Company continues to apply the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized for fixed stock option awards granted prior to January 1, 2003, with an exercise price equal to or greater than the fair market value of the underlying stock on the date of grant. The Company has not granted stock options since the first quarter of 2003.

Had we determined compensation expense for our stock-based compensation plan consistent with SFAS No. 123,  Accounting for Stock-Based Compensation, our net earnings and earnings per share for the

NOTE 6—STOCK COMPENSATION (Continued)

quarter ended March 31, 2005 would have been reduced to the pro forma amounts indicated in the table below:

Quarter Ended March 31, 2005
(In thousands, except per share data)
Reported net earnings	$10,262
Add: Stock based compensation expense included in net earnings, net of tax	578
Deduct: All stock based compensation expense, net of tax	(645)
Pro forma net earnings	$10,195
Basic net earnings per share as reported	$0.65
Pro forma basic net earnings per share	$0.64
Diluted net earnings per share as reported	$0.63
Pro forma diluted net earnings per share	$0.63

A summary of the status of our stock options outstanding and the changes during the quarter is presented in the table below:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
			(In thousands)
Outstanding at December 31, 2005	543,793	$21.05
Exercised	313,170	22.73
Outstanding and exercisable at March 31, 2006	230,623	$18.77	$8,969

Both restricted and performance stock and stock options are awarded to officers, directors, key employees and consultants under the terms described in the Company’s 2003 Stock Incentive Plan. The Incentive Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 3,500,000 shares of authorized but unissued Company common stock, subject to adjustments provided by the Incentive Plan. As of April 24, 2006, there were 1,092,909 shares available for grant under the Incentive Plan.

NOTE 7—BORROWINGS AND SUBORDINATED DEBENTURES

Borrowings.

At March 31, 2006, we had $235.3 million of borrowings outstanding. Borrowings included $150.3 million of overnight advances and $85.0 million of term advances from the Federal Home Loan Bank of San Francisco (the “FHLB”). The weighted average cost of these borrowings was 4.60% at March 31, 2006. The term advances begin to mature in May 2006. Our aggregate remaining secured borrowing capacity from the FHLB was $526.0 million as of March 31, 2006.

Subordinated Debentures.

The Company had an aggregate of $121.7 million of subordinated debentures outstanding with a weighted average cost of 8.23% at March 31, 2006. The subordinated debentures were issued in seven separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us, which in turn issued trust preferred securities. The proceeds from the issuance of the securities were used primarily to fund several of our acquisitions.

NOTE 7—BORROWINGS AND SUBORDINATED DEBENTURES (Continued)

Generally and with certain limitations, we are permitted to call the debentures in the first five years upon the occurrence of any of the following three events: (i) a change in the tax treatment of the debentures stemming from a change in the IRS laws; (ii) a change in the regulatory treatment of the underlying trust preferred securities as Tier 1 capital; and (iii) a requirement to register the underlying trust as a registered investment company. Under certain of our series of issuances, redemption in the first five years may be subject to a prepayment penalty. Trust I may not be called for 10 years from the date of issuance unless one of the three events described above has occurred and then a prepayment penalty applies. In addition, there is a prepayment penalty if the Trust I debentures are called 10 to 20 years from the date of its issuance, although they may be called at par after 20 years.

The following table summarizes the terms of each issuance:

Series	Date Issued	Amount	Earliest Call Date By Company Without Penalty*	Fixed or Variable Rate	Rate Adjuster	Current Rate**	Next Reset Date
	(Dollars in thousands)
Trust I	9/7/2000	$8,248	9/7/2020	Fixed	N/A	10.60%	N/A
Trust II	12/18/2001	10,310	12/18/2006	Variable	3-month LIBOR +3.60%	8.53	6/15/2006
Trust III	11/28/2001	10,310	12/8/2006	Variable	6-month LIBOR +3.75%	8.42	6/13/2006
Trust IV	6/26/2002	10,310	6/26/2007	Variable	3-month LIBOR +3.55%	8.51	6/22/2006
Trust V	8/15/2003	10,310	9/17/2008	Variable	3-month LIBOR +3.10%	8.02	6/15/2006
Trust VI	9/3/2003	10,310	9/15/2008	Variable	3-month LIBOR +3.05%	7.96	6/13/2006
Trust VII	2/4/2004	61,856	4/23/2009	Variable	3-month LIBOR +2.75%	7.90	7/28/2006
Total		$121,654

*                     As described above, certain issuances may be called earlier without penalty upon the occurrence of certain events.

**               As of April 27, 2006.

As previously mentioned, the subordinated debentures were issued to trusts established by us, which in turn issued $118 million of trust preferred securities. These securities are currently included in our Tier I capital for purposes of determining the Company’s Tier I and total risk-based capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company’s banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, beginning March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity less certain intangibles, including goodwill, core deposit intangibles and customer relationship intangibles, net of any related deferred income tax liability. The regulations currently in effect through December 31, 2008, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for permitted intangibles. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at March 31, 2006. We expect that our Tier I capital ratios will be at or above the existing well-capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

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

Commitments to extend credit amounting to $1.1 billion and $1.0 billion were outstanding as of March 31, 2006 and December 31, 2005. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit and financial guarantees amounting to $86.0 million and $62.1 million were outstanding as of March 31, 2006 and December 31, 2005. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees expire within one year from the date of issuance. The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate that any material loss will result from the outstanding commitments to extend credit, standby letters of credit or financial guarantees.

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

NOTE 8—COMMITMENTS AND CONTINGENCES (Continued)

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

In November 2005, along with certain other defendants, we reached an agreement in principle with respect to the Gilbert Litigation toward which we would contribute $775,000; this amount was accrued in 2005. The proposed settlement is subject to the final settlement terms and documentation being agreed upon by First Community, the plaintiffs and other parties who are also contributing to this settlement. Additionally, the settlement is subject to approval by the Los Angeles Superior Court. While we believe that this settlement, if finalized, will end our exposure to the underlying claims by participating class members, we cannot be certain that a final settlement will be reached or that we will not be subject to further claims by parties related to the same claims who did not participate in the settlement. In connection with the Gilbert Litigation settlement, we also reached a settlement in principle with Progressive Casualty Insurance Co. in the Progressive Litigation. The settlement with Progressive, which includes an additional contribution by Progressive under First Community’s policy toward the settlement of the Gilbert Litigation and a dismissal by Progressive of any claims against First Community for reimbursement, is contingent upon the consummation of the Gilbert Litigation settlement.

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

NOTE 9—DIVIDEND APPROVAL

On May 3, 2006, our Board of Directors (1) declared a quarterly cash dividend of $0.32 per common share payable on May 31, 2006 to shareholders of record at the close of business on May 16, 2006 and (2) authorized the repurchase of up to one million shares of the Company’s common stock over the next twelve months.

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

The Banks are full-service community banks offering a broad range of banking products and services including: accepting time and demand deposits; originating commercial loans, including asset-based lending and factoring, real estate and construction loans, Small Business Administration guaranteed loans, or SBA loans, consumer loans, mortgage loans and international loans for trade finance; providing tax free real estate exchange accommodation services; and providing other business-oriented products. At March 31, 2006, our gross loans totaled $2.8 billion of which 27% consisted of commercial loans, 71% consisted of commercial real estate loans, including construction loans, and 2% consisted of consumer and other loans. Our portfolio’s value and credit quality is affected in large part by real estate trends in Southern California. These percentages also include some foreign loans, primarily to individuals or entities with business in Mexico, representing approximately 4% of total loans.

The Banks compete actively for deposits, and we tend to solicit noninterest-bearing deposits. In managing the top line of our business, we focus on loan growth and loan yield, deposit cost, and net interest margin, as net interest income, on a year-to-date basis, accounts for 93% of our net revenues (net interest income plus noninterest income).

Key Performance Indicators

Among other factors, our operating results depend generally on the following:

The Level of Our Net Interest Income

Net interest income is the excess of interest earned on our interest-earning assets over the interest paid on our interest-bearing liabilities. Our primary interest-earning assets are loans and investment securities. Our primary interest-bearing liabilities are deposits, borrowings, and subordinated debentures. We attempt to increase our net interest income by maintaining a high level of noninterest-bearing deposits. At March 31, 2006, approximately 45% of our deposits were noninterest-bearing. Although we have borrowing capacity under various credit lines, we have traditionally borrowed funds only for short term liquidity needs such as managing deposit flows and interim acquisition financing. Some of our long-term borrowings are matched to the asset-based loan portfolio acquired in the FC Financial acquisition. Net proceeds from our other long-term borrowings, consisting of subordinated debentures, were used to fund certain of our acquisitions. Our general policy is to price our deposits in the bottom half or third-quartile of our competitive peer group, resulting in deposit products that bear somewhat lower interest rates. While our deposit balances will fluctuate depending on deposit holders’ perceptions of alternative yields available in the market, we attempt to minimize these variances by attracting a high percentage of noninterest-bearing deposits, which generally have no expectation of yield.

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

Quarterly Period	Ratio
First quarter 2006	47.2%
Fourth quarter 2005	48.3%
Third quarter 2005	50.1%
Second quarter 2005	49.1%
First quarter 2005	53.6%

Additionally, our operating results have been influenced significantly by acquisitions; the three acquisitions we completed from January 1, 2005 through March 31, 2006 added approximately $958.0 million in assets. Our assets at March 31, 2006, total approximately $3.7 billion. While the quarterly noninterest expense amounts have generally increased from the first quarter of 2005, the quarterly efficiency ratio has generally decreased over the same time period, indicating an improvement in operating efficiencies.

Critical Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for credit losses and the carrying values of goodwill, other intangible assets and deferred income tax assets. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations

Earnings Performance

We analyze our performance based on net earnings determined in accordance with U.S. generally accepted accounting principles. The comparability of financial information is affected by our acquisitions. Operating results include the operations of acquired entities from the dates of acquisition. The following table presents net earnings and summarizes per share data and key financial ratios:

	Quarter Ended March 31,
	2006	2005
	(In thousands, except per share data)
Net interest income	$51,952	$35,585
Noninterest income	3,705	3,502
Net revenues	55,657	39,087
Provision for credit losses	100	800
Noninterest expense	26,243	20,951
Income taxes	12,053	7,074
Net earnings before accounting change	$17,261	$10,262
Accounting change	142	—
Net earnings(1)	$17,403	$10,262
Average interest-earning assets	$3,090,229	$2,418,999
Profitability measures:
Basic earnings per share:
Net earnings before accounting change	$0.89	$0.65
Accounting change	0.01	—
Basic earnings per share	$0.90	$0.65
Diluted earnings per share:
Net earnings before accounting change	$0.88	$0.63
Accounting change(2)	—	—
Diluted earnings per share	$0.88	$0.63
Net interest margin	6.82%	5.97%
Return on average assets	1.91%	1.45%
Return on average equity	12.2%	11.0%
Efficiency ratio	47.2%	53.6%

(1)          Our quarterly results include First American subsequent to August 12, 2005, Pacific Liberty subsequent to October 7, 2005, and Cedars subsequent to January 4, 2006.

(2)          Less than $0.01 per diluted share for the quarter ended March 31, 2006.

The improvement in net earnings in the first quarter of 2006 compared to the same period of 2005 resulted from increased net interest margin and average loan growth. The increase in average loans was due to both organic loan growth and loans added to the portfolio from our acquisitions. Our net interest margin increased 85 basis points to 6.82% for the first quarter of 2006 compared to 5.97% for the same period in 2005. This increase was due to the positive impact the increases in market interest rates have had on our asset-sensitive balance sheet. The increase in noninterest income for the first quarter of 2006 compared to the same period in 2005 is attributed to increased commissions and fees for both loans and deposit related services as loan and deposit balances have increased. The increase in noninterest expense for the first quarter of 2006 over the same period of 2005 is largely the result of higher compensation expense, which is the result of additional staff added through acquisitions, pay rate increases and increased incentive accruals, including stock-based compensation.

Net Interest Income.   Net interest income, which is our principal source of revenue, represents the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Net interest income is affected by changes in both interest rates and the volume of average interest-earning assets and interest-bearing liabilities. The following table presents, for the periods indicated, the distribution of average assets, liabilities and shareholders’ equity, as well as interest income and yields earned on average interest-earning assets and interest expense and costs on average interest-bearing liabilities:

	Quarter Ended March 31,
	2006			2005
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or
	Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of deferred fees and costs(1)(2)	$2,842,121	$59,949	8.55%	$2,108,348	$37,938	7.30%
Investment securities(2)	238,804	2,166	3.68%	264,177	2,063	3.17%
Federal funds sold	7,418	64	3.50%	46,073	251	2.21%
Other earning assets	1,886	15	3.23%	401	2	2.02%
Total interest-earning assets	3,090,229	62,194	8.16%	2,418,999	40,254	6.75%
Noninterest-earning assets:
Other assets	603,267			443,205
Total assets	$3,693,496			$2,862,204
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits
Interest checking	$198,841	36	0.07%	$188,279	28	0.06%
Money market	783,149	2,607	1.35%	745,498	1,201	0.65%
Savings	107,652	48	0.18%	81,646	25	0.12%
Time certificates of deposit	412,140	2,938	2.89%	215,738	732	1.38%
Total interest-bearing deposits	1,501,782	5,629	1.52%	1,231,161	1,986	0.65%
Other interest-bearing liabilities	321,336	4,613	5.82%	229,952	2,683	4.73%
Total interest-bearing liabilities	1,823,118	10,242	2.28%	1,461,113	4,669	1.30%
Noninterest-bearing liabilities:
Demand deposits	1,238,758			982,202
Other liabilities	50,893			41,332
Total liabilities	3,112,769			2,484,647
Shareholders’ equity	580,727			377,557
Total liabilities and shareholders’ equity	$3,693,496			$2,862,204
Net interest income		$51,952			$35,585
Net interest spread			5.88%			5.45%
Net interest margin			6.82%			5.97%

(1)          Includes nonaccrual loans and loan fees.

(2)          Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

The increase in net interest income and our net interest margin for the first quarter of 2006 compared to the same period in 2005 is the result of increased average loan balances and loan yield offset by the increase in our total funding sources and the cost of such funds. The significant amount of noninterest-bearing demand deposits we maintain also helps to increase net interest income and expand our net interest margin; we averaged $1,238.8 million of noninterest-bearing deposits during the first quarter of 2006, or 45.2% of average total deposits, compared to $982.2 million, or 44.4% of average total deposits, for the same period of 2005. Our overall cost of deposits, which includes demand deposits, was 0.83% for the first quarter of 2006, compared to 0.36% in the first quarter of 2005.

Average loans increased $733.8 million to $2,842.1 million for the first quarter of 2006 compared to $2,108.3 million for the same period of 2005. The increase was due to both organic loan growth and loans acquired in the three acquisition that have occurred since March 31, 2005. The 125 basis point increase in average loan yield to 8.55% for the first quarter of 2006 compared to 7.30% for the same period of 2005 was due mainly to the increase in our prime lending rate in response to the gradual rise in market interest rates. If market interest rates were to increase further from their levels at March 31, 2006, and we were to increase our base lending rate, approximately 62% of our March 31, 2006 loan portfolio, or $1.7 billion, would be eligible to reprice upward. At March 31, 2006, our base lending rate was 7.75%, a 200 basis point increase over our rate at March 31, 2005.

The $5.6 million increase in interest expense for the first quarter of 2006 when compared to the same period of 2005 is due to an increase in interest-bearing deposits and FHLB advances and the cost of all funding sources. Average interest-bearing deposits increased $270.6 million to $1,501.8 million for the first quarter of 2006 when compared to the same period of 2005 and is attributed mostly to the deposits acquired in our 2005 and 2006 acquisitions; this increased interest expense $1.1 million. We continue to increase rates on money market and selected time deposit account categories in response to competition. This increase in rates paid for deposits represented $2.6 million of the increase in interest expense. The average balance of other interest-bearing liabilities, which includes subordinated debentures, overnight and term borrowings from the FHLB, increased $91.4 million to $321.3 million for the first quarter of 2006 when compared to the same period of 2005 and is attributable to increased borrowing from the FHLB. We use FHLB borrowings to fund loan demand and to manage liquidity in light of deposit flows. In addition, other interest-bearing liabilities have continued to reprice in the higher interest rate environment contributing $1.1 million to the increase in interest expense for the first quarter of 2006 when compared to the same period of 2005.

Our net interest margin for the first quarter of 2006 was 6.82%, a decrease of 3 basis points when compared to the fourth quarter of 2005. This decrease is due mainly to the impact of the mix and rate structure of the deposits acquired in the Cedars acquisition and increased borrowings to fund loans, offset by the increase in loan yield. The cost of deposits increased 25 basis points while loan yields increased 20 basis points for the first quarter of 2006 compared to the prior quarter.

Provision for Credit Losses.   The provision for credit losses reflects our judgments about the adequacy of the allowance for loan losses and the reserve for unfunded loan commitments. In determining the amount of the provision, we consider certain quantitative and qualitative factors including our historical loan loss experience, the volume and type of lending we conduct, the results of our credit review process, the amounts of classified and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values, off-balance sheet exposures, and other factors regarding collectibility and impairment.

During the first quarter of 2006, we recorded a provision for credit losses of $100,000 based on our reserve methodology.

Noninterest Income.   The following table summarizes noninterest income by category for the periods indicated:

	Quarter Ended(1)
	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(In thousands)
Service charges and fees on deposit accounts	$1,559	$1,511	$1,594	$1,558	$1,704
Other commissions and fees	1,554	1,164	1,055	1,076	997
Gain on sale of loans, net	—	129	208	144	115
Loss on sale of securities	—	(45)	—	—	—
Increase in cash surrender value of life insurance	421	407	392	412	417
Other income	171	377	265	141	269
Total noninterest income	$3,705	$3,543	$3,514	$3,331	$3,502

(1)          Our quarterly results include First American subsequent to August 12, 2005, Pacific Liberty subsequent to October 7, 2005, and Cedars subsequent to January 4, 2006.

Noninterest income increased for the quarter ended March 31, 2006, compared to each of the quarterly periods presented for 2005, due largely to increased commissions and fees for both loan and deposit related services. This increase is primarily due to the increase in the number of loan and deposit accounts and such balances. This category also includes $95,000 of merchant discount fees related to the merchant card portfolio acquired in the Cedars acquisition. On May 1, 2006 we sold the merchant card portfolio; as a result, merchant discount fee income will decline in future periods. Gain on sale of loans was zero for the first quarter of 2006 as we have discontinued selling loans for the foreseeable future.

Noninterest Expense.   The following table summarizes noninterest expense by category for the periods indicated:

	Quarter Ended(1)
	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(In thousands)
Salaries and employee benefits	$15,230	$13,227	$12,107	$11,436	$11,853
Occupancy	3,145	2,866	2,819	2,485	2,563
Furniture and equipment	761	740	679	645	666
Data processing	1,335	1,305	1,223	1,221	1,120
Other professional services	1,120	985	1,741	631	1,191
Business development	347	335	334	260	259
Communications	626	548	516	474	455
Insurance and assessments	472	426	411	433	445
Intangible asset amortization	1,149	1,066	915	813	813
Other	2,058	2,860	1,468	1,494	1,586
Total noninterest expense	$26,243	$24,358	$22,213	$19,892	$20,951
Efficiency ratio	47.2%	48.3%	50.1%	49.1%	53.6%

(1)          Our quarterly results include First American subsequent to August 12, 2005, Pacific Liberty subsequent to October 7, 2005, and Cedars subsequent to January 4, 2006.

Noninterest expense for the first quarter of 2006 totaled $26.2 million compared to $21.0 million and $24.4 million for the first and fourth quarters of 2005. The increase compared to the first quarter of 2005 relates mostly to increased compensation expense, which is a result of additional staff added through our acquisitions, pay rate and employee benefit cost increases, and increased stock-based compensation amortization. Occupancy costs increased due to additional office locations added by acquisitions, and most other general operating expenses increased due to the three acquisitions completed since July 2005.

The increase compared to the fourth quarter of 2005 is due mainly to increased compensation, intangible asset amortization and occupancy costs due to the impact of the Cedars acquisition, and increased professional fees. Most other expenses generally increased as a result of the Cedars acquisition. These increases were offset by a decline in other noninterest expense. Other noninterest expense for the fourth quarter of 2005 included an expense of $775,000 in connection with the pending settlement for an ongoing legal matter; there was no such expense in the first quarter of 2006.

Noninterest expense includes amortization of restricted and performance stock, which is included in compensation, and intangible asset amortization. Restricted and performance stock amortization totaled $1.6 million for the first quarter of 2006 compared to $1.0 million and $1.2 million for the first and fourth quarters of 2005. The increase compared to the prior quarters resulted from new awards made during the first quarter of 2006. Amortization expense for all restricted and performance stock awards is estimated to be $6.7 million for 2006. Intangible asset amortization increased $83,000 to $1.1 million for the first quarter of 2006 from the fourth quarter of 2005. This increase resulted from additional amortization related to the Cedars acquisition offset by declines in amortization related to previous acquisitions. Intangible asset amortization is estimated to be $4.6 million for 2006, excluding any effect from the announced Foothill acquisition. The 2006 estimates of both restricted and performance stock award expense and intangible asset amortization are subject to change.

Income Taxes.   Our statutory income tax rate is approximately 42.0%, representing a blend of the statutory federal income tax rate of 35.0% and the California income tax rate of 10.84%. Due to the exclusion from taxable income of income on certain investments, our actual effective income tax rates ranged from 40.8% to 41.1% for the quarters ended March 31, 2006 and 2005.

Balance Sheet Analysis

Loans.   The following table presents the balance of each major category of loans at the dates indicated:

	At March 31, 2006		At December 31, 2005
	Amount	% of total	Amount	% of total
	(Dollars in thousands)
Loan Category:
Domestic:
Commercial	$672,211	24%	$639,393	26%
Real estate, construction	683,180	24	570,080	23
Real estate, mortgage	1,321,657	47	1,117,030	45
Consumer	49,958	2	47,221	2
Foreign:
Commercial	98,152	3	94,930	4
Other, including real estate	7,728	*	8,320	*
Gross loans	2,832,886	100%	2,476,974	100%
Less: deferred fees and costs	(9,692)		(9,146)
Less: allowance for loan losses	(31,501)		(27,303)
Total net loans	$2,791,693		$2,440,525

*                    Amount is less than 1%.

Allowance for Credit Losses.   The allowance for credit losses is the combination of the allowance for loan losses and the reserve for unfunded loan commitments. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities.

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

The Company’s determination of the allowance for loan losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform a sensitivity analysis to provide insight regarding the impact adverse changes in risk ratings may have on our allowance for loan losses. The sensitivity analysis does not imply any expectation of future deterioration in our loans’ risk ratings and it does not necessarily reflect the nature and extent of future changes in the allowance for loan losses due to the numerous quantitative and qualitative factors considered in determining our allowance for loan losses. At March 31, 2006, in the event that 1 percent of our loans were downgraded from the pass to substandard category within our current allowance methodology, the allowance for loan losses would increase by approximately $4.0 million. Given current processes employed by the Company, management believes the risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions that could be significant to the Company’s financial statements.

At March 31, 2006, the allowance for credit losses totaled $37.9 million and was comprised of the allowance for loan losses of $31.5 million and the reserve for unfunded loan commitments of $6.4 million.

The following table presents the changes in our allowance for loan losses for the periods indicated:

	As of or for the
	Quarter Ended March 31, 2006	Year Ended 12/31/05	Quarter Ended March 31, 2005
	(Dollars in thousands)
Balance at beginning of period	$27,303	$24,083	$24,083
Loans charged off:
Commercial	(368)	(1,646)	(177)
Real estate—mortgage	—	(100)	(80)
Consumer	—	(180)	(65)
Foreign	(17)	(1,592)	(696)
Total loans charged off	(385)	(3,518)	(1,018)
Recoveries on loans charged off:
Commercial	377	2,106	1,216
Real estate—mortgage	1	11	1
Consumer	85	241	43
Foreign	14	2	—
Total recoveries on loans charged off	477	2,360	1,260
Net recoveries (charge-offs)	92	(1,158)	242
(Recapture of) provision for loan losses	(143)	1,345	778
Additions due to acquisitions	4,249	3,033	—
Balance at end of period	$31,501	$27,303	$25,103
Ratios:
Allowance for loan losses to loans, net	1.12%	1.11%	1.18%
Allowance for loan losses to nonaccrual loans	273.0%	324.2%	115.8%
Annualized net recoveries (charge-offs) to average loans	0.01%	(0.05)%	0.05%

The allowance for loan losses increased by $4.2 million since December 31, 2005 due mostly to the allowance acquired in the Cedars acquisition. Management believes that the allowance for loan losses is adequate. In making its evaluation, management considers certain quantitative and qualitative factors including the Company’s historical loss experience, the volume and type of lending conducted by the Company, the amounts of classified and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values, and other factors regarding the collectibility of loans in the Company’s portfolio.

At the time of the Cedars acquisition, it was determined that the underlying credit for four loans acquired from Cedars deteriorated since they were originated. As a result, we allocated approximately $1.3 million from Cedars’ allowance for loan losses to nonaccretable discount, representing the excess of the carrying values of such loans over their estimated fair values. This $1.3 million is netted with the loans and is not included in the allowance for loan losses. At March 31, 2006, the gross amount of these loans is $9.4 million and their carrying amount is $8.1 million.

The following table presents the changes in our reserve for unfunded loan commitments for the periods indicated:

	As of or for the
	Quarter Ended March 31, 2006	Year Ended 12/31/05	Quarter Ended March 31, 2005
	(Dollars in thousands)
Balance at beginning of period	$5,668	$5,424	$5,424
Provision	243	75	22
Additions due to acquisitions	525	169	—
Balance at end of period	$6,436	$5,668	$5,446

The increase in the reserve for unfunded loan commitments during the first quarter of 2006 results from changing commitment levels and the addition from the Cedars acquisition. Management also believes that the reserve for unfunded loan commitments is adequate. In making this determination, we use the same methodology for the reserve for unfunded loan commitments as we do for the allowance for loan losses and consider the same qualitative factors, as well as an estimate of the probability of drawdown of the commitments correlated to their credit risk rating.

The following table presents the changes in our allowance for credit losses:

	As of or for the
	Quarter Ended March 31, 2006	Year Ended 12/31/05	Quarter Ended March 31, 2005
	(Dollars in thousands)
Balance at beginning of period	$32,971	$29,507	$29,507
Provision for credit losses	100	1,420	800
Net recoveries (charge-offs)	92	(1,158)	242
Additions due to acquisitions	4,774	3,202	—
Balance at end of period	$37,937	$32,971	$30,549
Allowance for credit losses to loans, net of deferred fees and costs	1.34%	1.34%	1.44%
Allowance for credit losses to nonaccrual loans	328.8%	391.5%	140.9%
Allowance for credit losses to nonperforming assets	328.8%	391.5%	140.9%

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

Nonaccrual loans increased to $11.5 million, or 0.41% of loans, net of deferred fees and costs, at March 31, 2006, from $8.4 million, or 0.34% of loans net of deferred fees and costs, at December 31, 2005. The majority of this increase is represented by four collateralized credits which we believe are adequately secured and have appropriate reserves.

As of March 31, 2006, we had no loans past due 90 days and still accruing interest. Management is not aware of any additional significant loss potential that has not already been considered in the estimation of the allowance for credit losses. We believe reserves are adequate on our nonperforming loans to cover the loss exposure as measured by our methodology.

The following table shows the historical trends in our loans, allowance for loan losses, nonperforming assets and key credit quality statistics as of and for the periods indicated:

	As of or for the
	Quarter Ended March 31, 2006	Year Ended 12/31/05	Quarter Ended March 31, 2005
	(Dollars in thousands)
Loans, net of deferred fees and costs	$2,823,194	$2,467,828	$2,128,333
Allowance for loan losses	31,501	27,303	25,103
Average loans, net of deferred fees and costs	2,842,121	2,231,975	2,108,348
Nonperforming assets:
Nonaccrual loans	$11,539	$8,422	$21,680
Other real estate owned	—	—	—
Nonperforming assets	$11,539	$8,422	$21,680
Charged-off loans	$(385)	$(3,518)	$(1,018)
Recoveries	477	2,360	1,260
Net recoveries (charge-offs)	$92	$(1,158)	$242
Allowance for loan losses to loans, net of deferred fees and costs	1.12%	1.11%	1.18%
Allowance for loan losses to nonaccrual loans and leases	273.0	324.2	115.8
Allowance for loan losses to nonperforming assets	273.0	324.2	115.8
Nonperforming assets to loans and OREO	0.41	0.34	1.02
Annualized net recoveries (charge offs) to average loans, net of deferred fees and costs	0.01	(0.05)	0.05
Nonaccrual loans to loans, net of deferred fees and costs	0.41	0.34	1.02

Deposits.   The following table presents the balance of each major category of deposits at the dates indicated:

	At March 31, 2006		At December 31, 2005
	Amount	% of deposits	Amount	% of deposits
	(Dollars in thousands)
Noninterest-bearing	$1,197,179	45%	$1,179,808	49%
Interest-bearing:
Interest checking	204,663	8	184,293	8
Money market accounts	730,356	27	666,383	28
Savings	105,712	4	104,559	4
Time deposits under $100,000	123,254	5	107,655	4
Time deposits over $100,000	283,124	11	162,663	7
Total interest-bearing	1,447,109	55	1,225,553	51
Total deposits	$2,644,288	100%	$2,405,361	100%

Deposits increased $238.9 million to $2.6 billion at March 31, 2006, from year end 2005. During the first quarter of 2006, we acquired $361.4 million in deposits through the Cedars acquisition.

At March 31, 2006, deposits of foreign customers, primarily located in Mexico and Canada, totaled $125.5 million or 5% of total deposits.

Regulatory Matters

The regulatory capital guidelines as well as the actual capital ratios for First National, Pacific Western, and the Company as of March 31, 2006, are as follows:

	Minimum Regulatory Requirements	Actual
	Well Capitalized	Pacific Western	First National	Company Consolidated
Tier 1 leverage capital ratio	5.00%	9.61%	13.04%	11.10%
Tier 1 risk-based capital ratio	6.00%	9.59%	13.46%	11.16%
Total risk-based capital	10.00%	10.60%	14.71%	12.31%

We have issued and outstanding $121.7 million of subordinated debentures to trusts established by us, which in turn issued $118.0 million of trust preferred securities. These securities are treated as regulatory capital for purposes of determining the Company’s capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company’s banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, beginning March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity less certain intangibles, including goodwill, core deposit intangibles and customer relationship intangibles, net of any related deferred income tax liability. The regulations currently in effect through December 31, 2008, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for permitted intangibles. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at March 31, 2006. We expect that our Tier I capital ratios will be at or above the existing well-capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

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

Historically, the overall liquidity source of the Banks’ is their core deposit base. The Banks have not relied on large denomination time deposits. To meet short-term liquidity needs, the Banks maintain balances in Federal funds sold, interest-bearing deposits in other financial institutions and investment securities having maturities of five years or less as well as secured lines of credit. On a consolidated basis, liquid assets (cash, Federal funds sold, interest-bearing deposits in financial institutions and investment securities available-for-sale) as a percentage of total deposits were 12.2% as of March 31, 2006.

As an additional source of liquidity, the Banks maintain unsecured lines of credit of $120.0 million with correspondent banks for the purchase of overnight funds. These lines are subject to availability of funds. The Banks have also established secured borrowing relationships with the FHLB, which allow the Banks to borrow approximately $764.3 million in the aggregate. The Banks use the secured borrowing facility at the FHLB to fund loan demand in the absence of deposits and to manage liquidity for deposit flows. A portion of the FHLB borrowings are term advances and have been matched against the asset-based lending portfolio acquired in the FC Financial acquisition.

The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from the Banks and our ability to raise capital, issue subordinated debt and secure outside borrowings. On May 16, 2005, we filed a registration statement with the SEC regarding the sale of up to 3,400,000 shares of our common stock, no par value per share, which we may offer and sell, from time to time, in amounts, at prices and on terms that we will determine at the time of any particular offering. To date, we have issued 2,935,766 shares of common stock under this registration statement for net proceeds of $158.5 million including the 1,891,086 shares of common stock issued during the first quarter of 2006 for net proceeds of $109.5 million. We used these proceeds to augment our capital in support of our acquisitions including the Cedars acquisition. We expect to use the net proceeds from any additional sales of our securities to fund future acquisitions of banks and other financial institutions, as well as for general corporate purposes. The Company has a revolving credit line with U.S. Bank for $50 million and with The Northern Trust Company for $20 million. The revolving lines of credit are linked and any draws under the lines are taken from each facility on a pro-rata basis. The revolving credit lines mature on August 3, 2006 and are secured by a pledge of all of the outstanding capital stock of Pacific Western. The credit agreements require the Company to maintain certain financial and capital ratios, among other covenants and conditions.

The holding company’s primary source of income is the receipt of dividends from the Banks. The availability of dividends from the Banks is subject to limitations imposed by applicable federal laws and regulations. Dividends paid by national banks such as First National and Pacific Western are regulated by the OCC under its general supervisory authority as it relates to a bank’s capital requirements. A national bank may declare a dividend without the approval of the OCC as long as the total dividends declared in a calendar year do not exceed the total of net profits for that year combined with the retained profits for the preceding two years. The Banks did not pay First Community any dividends during the quarter ended March 31, 2006. The amount of dividends available for payment by the Banks to the holding company at March 31, 2006, was $70.6 million. In addition, our ability to pay dividends is limited by certain provisions of our credit agreements with U.S. Bank, N.A. and The Northern Trust Company. Both agreements provide that we may not declare or pay any dividend on the Company’s common stock in any quarter if such dividend, when added together with any purchases or redemptions of the Company’s capital stock and the previous three quarterly cash dividends declared and paid, would exceed fifty percent (50%) of the Company’s consolidated net income for the immediately preceding four quarterly periods.

Contractual Obligations.   The known contractual obligations of the Company at March 31, 2006, are as follows:

	At March 31, 2006 and Due
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(In thousands)
Short-term debt obligations	$190,300	$—	$—	$—	$190,300
Long-term debt obligations	—	45,000	—	121,654	166,654
Operating lease obligations	8,862	17,215	14,253	23,118	63,448
Other contractual obligations	3,625	549	—	—	4,174
Total	$202,787	$62,764	$14,253	$144,772	$424,576

Debt obligations are discussed in Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1. Unaudited Consolidated Financial Statements.” Operating lease obligations are discussed in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. The other contractual obligations relate to the minimum liability associated with our data and item processing contract with a third-party provider. The contractual obligations table above does not include our merger-related liability, which was $2.6 million at March 31, 2006. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1. Unaudited Consolidated Financial Statements.”

We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity, and continued deposit gathering activities. We believe we have in place sufficient borrowing mechanisms for short-term liquidity needs.

Off-Balance Sheet Arrangements

Our obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded. At March 31, 2006, our loan-related commitments, including standby letters of credit and financial guarantees, totaled $1.2 billion. The commitments which result in a funded loan increase our profitability through net interest income. Therefore, during the year, we manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources have been and are expected to be sufficient to meet the cash requirements of our lending activities.

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

Market risk sensitive instruments are generally defined as derivatives and other financial instruments, which include investment securities, loans, deposits, and borrowings. At March 31, 2006, we had not used any derivatives to alter our interest rate risk profile or for any other reason. However, both the repricing characteristics of our fixed rate loans and floating rate loans, as well as our significant percentage of noninterest-bearing deposits compared to interest-earning assets, may influence our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, interest-bearing deposits in financial institutions, Federal Reserve Bank and Federal Home Loan Bank stock, investment securities, deposits, borrowings and subordinated debentures.

We measure our interest rate risk position on a monthly basis using three methods: (i) net interest income simulation analysis; (ii) market value of equity modeling; and (iii) traditional gap analysis. The results of these analyses are reviewed by the Executive ALM Committee monthly and the Board ALCO quarterly. If hypothetical changes to interest rates cause changes to our simulated net present value of equity and/or net interest income outside our pre-established limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits. We evaluated the results of our net interest income simulation and market value of equity models prepared as of March 31, 2006. These simulation models demonstrate that our balance sheet is asset-sensitive. An asset-sensitive balance sheet suggests that in a rising interest rate environment, our net interest margin would increase, and during a falling or sustained low interest rate environment, our net interest margin would decrease.

Net interest income simulation.   We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of March 31, 2006. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

This analysis calculates the difference between net interest income forecasted using both increasing and declining interest rate scenarios and net interest income forecasted using a base market interest rate derived from the current treasury yield curve. In order to arrive at the base case, we extend our balance sheet at March 31, 2006 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of March 31, 2006. Based on such repricings, we calculated an estimated net interest income and net interest margin. The effects of certain balance sheet attributes, such as fixed-rate loans, floating rate loans that have reached their floors and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that may vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

The net interest income simulation model includes various assumptions regarding the repricing relationship for each of our assets and liabilities. Many of our assets are floating rate loans, which are assumed to reprice immediately and to the same extent as the change in market rates according to their contracted index. Some loans and investment vehicles include the opportunity of prepayment (imbedded options) and the simulation model uses national indexes to estimate these prepayments and reinvest the proceeds there from at current simulated yields. Our deposit products reprice at our discretion and are assumed to reprice more slowly, usually repricing less than the change in market rates.

The simulation analysis does not account for all factors that impact this analysis, including changes by management to mitigate the impact of interest rate changes or the impact a change in interest rates may have on our credit risk profile, loan prepayment estimates and spread relationships which can change regularly. Interest rate changes cause changes in actual loan prepayment rates which will differ from the market estimates we used in this analysis. In addition, the simulation analysis does not make any assumptions regarding loan fee income, which is a component of our net interest income and tends to increase our net interest margin. Management reviews the model assumptions for reasonableness on a quarterly basis.

The following table presents as of March 31, 2006, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points.

Interest rate scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$237,114	14.8%	7.51%	0.95%
Up 200 basis points	$226,656	9.7%	7.19%	0.63%
Up 100 basis points	$216,715	4.9%	6.88%	0.32%
BASE CASE	$206,536	—	6.56%	—
Down 100 basis points	$195,453	(5.4)%	6.21%	(0.35)%
Down 200 basis points	$184,774	(10.5)%	5.88%	(0.68)%
Down 300 basis points	$177,569	(14.0)%	5.65%	(0.91)%

Our simulation results indicate our interest rate risk position was asset sensitive as the simulated impact of an immediate upward movement in interest rates would result in increases in net interest income over the subsequent 12 month period while an immediate downward movement in interest rates would result in a decrease in net interest income over the next 12 months.

Given the recent increases in short-term market interest rates and market indications of a continued rising interest rate environment, we performed an additional net interest income simulation analysis assuming a 0.25% increase in market interest rates at the end of May 2006. We extended our balance sheet at March 31, 2006 one year and repriced any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of March 31, 2006. We used the same underlying assumptions used in our net interest income simulation described above.

Based on the assumed gradual rise in market interest rates, we calculated a different base case for our forecasted net interest income and net interest margin. We compared these results to the results of our original net interest income simulation model. The following table shows that our forecasted net interest income and net interest margin may increase over a future 12 month period given either a gradual increase in rates or an immediate shift upward in rates, but we may earn less interest income or have a lower net interest margin if rates were to increase gradually instead of all at one time:

Net Interest Income			Net Interest Margin
Original Base Case	Original with 100 basis point parallel shift	Original with 25 basis point increase in May 2006	Original Base Case	Original with 100 basis point parallel shift	Original with 25 basis point increase in May 2006
$206,536	$216,715	$209,502	6.56%	6.88%	6.65%

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

The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at March 31, 2006. The following table shows the projected change in the market value of equity for the set of rate shocks presented as of March 31, 2006:

Interest rate scenario	Estimated Market Value	Percentage change From Base	Percentage of total assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$947,502	8.4%	25.8%	149.4%
Up 200 basis points	$925,260	5.9%	25.2%	145.9%
Up 100 basis points	$900,782	3.1%	24.5%	142.0%
BASE CASE	$873,893	—	23.8%	137.8%
Down 100 basis points	$842,107	(3.6)%	22.9%	132.8%
Down 200 basis points	$806,137	(7.8)%	22.0%	127.1%
Down 300 basis points	$750,384	(14.1)%	20.4%	118.3%

The results of our market value of equity model indicate that an immediate and sustained increase in interest rates would increase the market value of equity from the base case while a decrease in interest rates would decrease the market value of equity.

Gap analysis.   As part of the interest rate management process, we use a gap analysis. A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest-sensitive assets and interest-bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match the volume of interest sensitive assets and interest bearing liabilities repricing over different time intervals. The following table illustrates the volume and repricing characteristics of our balance sheet at March 31, 2006 over the indicated time intervals:

	At March 31, 2006
	Amounts Maturing or Repricing In
	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Non-sensitive(1)	Total
	(Dollars in thousands)
ASSETS
Cash and deposits in financial institutions	$1,740	$—	$—	$—	$110,334	$112,074
Federal funds sold	7,325	—	—	—	—	7,325
Investment securities	72,744	20,513	116,722	23,224	—	233,203
Loans, net of deferred fees and costs	1,826,634	120,181	797,005	79,374		2,823,194
Other assets	—	—	—	—	494,474	494,474
Total assets	$1,908,443	$140,694	$913,727	$102,598	$604,808	$3,670,270
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$—	$—	$—	$—	$1,197,179	$1,197,179
Interest-bearing demand, money market and savings	1,040,731	—	—	—	—	1,040,731
Time deposits	177,993	202,212	26,173	—	—	406,378
Borrowings	170,300	20,000	45,000	—	—	235,300
Subordinated debentures	113,406	—	—	8,248	—	121,654
Other liabilities	—	—	—	—	34,783	34,783
Shareholders’ equity	—	—	—	—	634,245	634,245
Total liabilities and shareholders’ equity	$1,502,430	$222,212	$71,173	$8,248	$1,866,207	$3,670,270
Period gap	$406,013	$(81,518)	$842,554	$94,350	$(1,261,399)
Cumulative interest-earning assets	$1,908,443	$2,049,137	$2,962,864	$3,065,462
Cumulative interest-bearing liabilities	$1,502,430	$1,724,642	$1,795,815	$1,804,063
Cumulative gap	$406,013	$324,495	$1,167,049	$1,261,399
Cumulative interest-earning assets to cumulative interest-bearing liabilities	127.0%	118.8%	165.0%	169.9%
Cumulative gap as a percent of:
Total assets	11.1%	8.8%	31.8%	34.4%
Interest-earning assets	13.3%	10.6%	38.1%	41.2%

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

In using this interest rate risk management tool, we focus on the gap sensitivity identified as the cumulative one year gap. The preceding table indicates that we had a positive one year cumulative gap of $324.5 million, or 8.8% of total assets, at March 31, 2006. This gap position suggests that we are asset-sensitive and if rates were to increase, our net interest margin would most likely increase. Conversely, if rates were to fall during this period, interest income would decline by a greater amount than interest expense and net income would decrease. The ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities maturing or repricing within one year at March 31, 2006 is 118.8%. This one year gap position indicates that interest income is likely to be affected to a greater extent than interest expense for any changes in interest rates within one year from March 31, 2006.

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

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Please see the section above titled “Asset/Liability Management and Interest Rate Sensitivity” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which provides an update to our quantitative and qualitative disclosure about market risk. This analysis should be read in conjunction with text under the caption “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2005, which text is incorporated herein by reference. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 regarding such forward-looking information.

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

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

There have been no material developments in our legal proceedings previously reported in Item 3 to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

See also Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I of this report for additional discussion of legal proceedings, which information is incorporated herein by reference.

ITEM 1A. Risk Factors

There have been no material changes with respect to the risk factors described in Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which Item 1A is incorporated herein by reference.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Repurchases of Common Stock

Through the Company’s Directors Deferred Compensation Plan, or the DDCP, participants in the DDCP may invest deferred amounts in the Company’s common stock. The Company has the discretion whether to track purchases of common stock as if made, or to fully fund the DDCP via actual purchases of common stock with deferred amounts. Purchases of Company common stock by the rabbi trust of the DDCP are considered repurchases of common stock by the Company since the rabbi trust is an asset of the Company. Actual purchases of Company common stock via the DDCP are made through open market purchases pursuant to the terms of the DDCP, which since the amendment of the DDCP in August 2003 includes a predetermined formula and schedule for the purchase of such stock in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. Pursuant to the terms of the DDCP, generally, purchases are actually made or deemed to be made in the open market on the 15th of the month (or the next trading day) following the day on which deferred amounts are contributed to the DDCP. The table below summarizes the purchases actually made by the DDCP during the quarter ended March 31, 2006.

	Total Shares Purchased	Average Price Per Share	Shares Purchased As Part of a Publicly- Announced Program	Maximum Shares Still Available for Repurchase
January 1 – January 31, 2006	—	—	N/A	N/A
February 1 – February 28, 2006	—	—	N/A	N/A
March 1 – March 31, 2006	16,574	$59.96	N/A	N/A
Total	16,574	$59.96	N/A	N/A

The above table does not include 11,622 shares of vested performance stock delivered to the Company by grantees in March 2006 to settle tax withholding requirements upon the vesting of such stock. On May 3, 2006, our Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock over the next twelve months, subject to market conditions and corporate and regulatory requirements. The stock repurchase program may be limited or terminated at any time without prior notice.

ITEM 6. Exhibits

Exhibit Number	Description
3.1	Restated Articles of Incorporation of First Community Bancorp, dated April 26, 2006.
3.2	Bylaws of First Community Bancorp, as amended to date (Exhibit 4.2 to Form S-3 filed on June 11, 2002 and incorporated herein by this reference).
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY BANCORP
Date: May 5, 2006
/s/ VICTOR R. SANTORO
Victor R. Santoro
Executive Vice President and Chief Financial Officer