Form 10-Q
period 2006-06-30
FIRST COMMUNITY BANCORP /CA/
filed 2006-08-09
CIK 1102112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated Filer and Large Accelerated Filer” in Rule 12b-2 of the Exchange Act. (check one): Large Accelerated Filer ☒ Accelerated Filer ☐ Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 3, 2006 there were 24,231,873 shares of the registrant’s common stock outstanding, excluding 702,319 shares of unvested restricted stock.

PART I—FINANCIAL INFORMATION

ITEM 1. Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Dollars in thousands, except per share data)
Assets:
Cash and due from banks	$138,396	$100,662
Federal funds sold	14,000	4,600
Total cash and cash equivalents	152,396	105,262
Interest-bearing deposits in financial institutions	287	90
Investments:
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	41,692	26,753
Securities available-for-sale (amortized cost of $233,025 at June 30, 2006 and $216,765 at December 31, 2005)	228,221	212,601
Total investments	269,913	239,354
Loans, net of unearned income	3,435,026	2,467,828
Less: allowance for loan losses	(43,448)	(27,303)
Net loans	3,391,578	2,440,525
Premises and equipment, net	28,902	19,063
Accrued interest receivable	16,797	12,006
Goodwill	546,635	295,890
Core deposit and customer relationship intangibles	44,874	27,298
Cash surrender value of life insurance	68,916	56,207
Other assets	37,336	30,716
Total assets	$4,557,634	$3,226,411
Liabilities and Shareholders’ Equity:
Deposits:
Noninterest-bearing	$1,493,865	$1,179,808
Interest-bearing	1,685,639	1,225,553
Total deposits	3,179,504	2,405,361
Accrued interest payable and other liabilities	48,798	38,318
Borrowings	324,100	160,300
Subordinated debentures	129,902	121,654
Total liabilities	3,682,304	2,725,633
Shareholders’ equity:
Preferred stock, no par value; Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, no par value; Authorized 50,000,000 shares; issued and outstanding 24,890,915 and 18,346,566 at June 30, 2006 and December 31, 2005 (includes 654,707 and 405,831 shares of unvested restricted stock, respectively)	756,637	400,868
Retained earnings	121,479	102,325
Accumulated other comprehensive loss—unrealized losses on securities available-for-sale, net	(2,786)	(2,415)
Total shareholders’ equity	875,330	500,778
Total liabilities and shareholders’ equity	$4,557,634	$3,226,411

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans	$68,330	$40,611	$128,279	$78,549
Interest on federal funds sold	66	51	130	302
Interest on deposits in financial institutions	5	1	20	3
Interest on investment securities	2,588	1,982	4,754	4,045
Total interest income	70,989	42,645	133,183	82,899
Interest expense:
Deposits	7,136	2,420	12,765	4,406
Borrowings	3,118	964	5,281	1,761
Subordinated debentures	2,697	2,049	5,147	3,935
Total interest expense	12,951	5,433	23,193	10,102
Net interest income	58,038	37,212	109,990	72,797
Provision for credit losses	9,500	620	9,600	1,420
Net interest income after provision for credit losses	48,538	36,592	100,390	71,377
Noninterest income:
Service charges and fees on deposit accounts	1,986	1,558	3,545	3,262
Other commissions and fees	1,641	1,076	3,195	2,073
Gain on sale of loans, net	—	144	—	259
Increase in cash surrender value of life insurance	531	412	952	829
Other income	178	141	349	410
Total noninterest income	4,336	3,331	8,041	6,833
Noninterest expense:
Compensation	14,865	11,436	30,095	23,289
Occupancy	3,905	2,485	7,050	5,048
Furniture and equipment	981	645	1,742	1,311
Data processing	1,719	1,221	3,054	2,341
Other professional services	1,016	631	2,136	1,822
Business development	353	260	700	519
Communications	749	474	1,375	929
Insurance and assessments	492	433	964	878
Intangible asset amortization	1,577	813	2,726	1,626
Other	2,832	1,494	4,890	3,080
Total noninterest expense	28,489	19,892	54,732	40,843
Earnings before income taxes and cumulative effect of accounting change	24,385	20,031	53,699	37,367
Income taxes	9,934	8,213	21,987	15,287
Net earnings before cumulative effect of accounting change	$14,451	$11,818	$31,712	$22,080
Cumulative effect on prior years (to December 31, 2005) of changing the method of accounting for stock-based compensation forfeitures	—	—	142	—
Net earnings	$14,451	$11,818	$31,854	$22,080
Per share information
Number of shares (weighted average):
Basic	22,509.2	15,972.8	20,952.2	15,915.5
Diluted	22,736.9	16,326.8	21,208.5	16,293.0
Basic earnings per share:
Net earnings before accounting change	$0.64	$0.74	$1.51	$1.39
Accounting change	—	—	0.01	—
Basic earnings per share	$0.64	$0.74	$1.52	$1.39
Diluted earnings per share:
Net earnings before accounting change	$0.64	$0.72	$1.50	$1.36
Accounting change(1)	—	—	—	—
Diluted earnings per share	$0.64	$0.72	$1.50	$1.36
Dividends declared per share	$0.32	$0.25	$0.57	$0.47

(1)             Less than $0.01 per diluted share for the six months ended June 30, 2006.

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Net earnings	$14,451	$11,818	$31,854	$22,080
Other comprehensive income, net of related income taxes:
Unrealized holding losses on securities arising during the period	(106)	985	(371)	141
Comprehensive income	$14,345	$12,803	$31,483	$22,221

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$31,854	$22,080
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	5,185	4,158
Provision for credit losses	9,600	1,420
Gain on sale of loans	—	(259)
Gain on sale of premises and equipment	(6)	(2)
Restricted stock amortization	3,236	1,644
Increase (decrease) in accrued and deferred income taxes, net	3,396	(2,161)
Decrease (increase) in other assets	2,767	(380)
(Decrease) increase in accrued interest payable and other liabilities	(17,423)	2,089
Dividends on FHLB stock	(323)	(213)
Net cash provided by operating activities	38,286	28,376
Cash flows from investing activities:
Net cash and cash equivalents paid in acquisitions	(24,710)	—
Net increase in net loans	(73,506)	(47,389)
Proceeds from sale of loans	4,859	4,289
Net decrease in deposits in financial institutions	1,698	608
Collections on sales of acquired securities	32,050	—
Maturities and repayments of investment securities	31,892	32,742
Purchases of investment securities	(1,851)	(2,511)
Net purchases of FRB and FHLB stock	(7,533)	(2,534)
Purchases of premises and equipment, net	(3,683)	(1,612)
Proceeds from sale of other real estate owned	37	—
Proceeds from sale of premises and equipment	6	64
Net cash (used in) provided by investing activities	(40,741)	(16,343)
Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposits	(43,528)	99,651
Net decrease in interest-bearing deposits	(178,319)	(345,582)
Proceeds from issuance of common stock	109,456	—
Net proceeds from exercise of stock options and vesting of restricted stock	6,302	1,876
Tax benefit of stock option exercises and restricted and performance stock vesting	4,578	1,076
Net increase in borrowings	163,800	22,100
Cash dividends paid	(12,700)	(7,457)
Net cash provided by (used in) financing activities	49,589	(228,336)
Net increase (decrease) in cash and cash equivalents	47,134	(216,303)
Cash and cash equivalents at beginning of period	105,262	319,281
Cash and cash equivalents at end of period	$152,396	$102,978
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$21,707	$9,799
Cash paid during period for income taxes	14,061	13,074
Transfer from loans to loans held-for-sale	4,888	4,055

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
	(Dollars in thousands, except per share data)
Balance at December 31, 2005	18,346,566	$400,868	$102,325	$(2,415)	$500,778
Net earnings	—	—	31,854	—	31,854
Exercise of stock options	332,886	7,584	—	—	7,584
Tax benefits from exercise of options and vesting of restricted stock	—	4,578	—	—	4,578
Sale of common stock	1,891,086	109,456	—	—	109,456
Issuance of common stock	3,946,912	232,197	—	—	232,197
Restricted stock awarded, net of shares surrendered and forfeited	323,465	(1,282)	—	—	(1,282)
Earned stock award compensation, net	—	3,236	—	—	3,236
Cash dividends paid ($0.57 per share)	—	—	(12,700)	—	(12,700)
Other comprehensive income—net unrealized loss on securities available-for-sale, net of tax effect of $269 thousand	—	—	—	(371)	(371)
Balance at June 30, 2006	24,840,915	$756,637	$121,479	$(2,786)	$875,330

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 1—BASIS OF PRESENTATION

We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our banking subsidiaries. As of June 30, 2006, those subsidiaries were First National Bank, which we refer to as First National, and Pacific Western National Bank, or Pacific Western. We refer to Pacific Western and First National herein as the “Banks” and when we say “we”, “our” or the “Company”, we mean the Company on a consolidated basis with the Banks. When we refer to “First Community” or to the holding company, we are referring to the parent company on a stand-alone basis.

We have completed 17 acquisitions from May 2000 through June 30, 2006. These include the merger whereby the former Rancho Santa Fe National Bank and First Community Bank of the Desert became wholly-owned subsidiaries of the Company in a pooling-of-interests transaction. The other acquisitions have been accounted for using the purchase method of accounting and, accordingly, their operating results have been included in the consolidated financial statements from their respective dates of acquisition.

On May 16, 2005, we filed a registration statement with the SEC regarding the sale of up to 3,400,000 shares of our common stock, no par value per share, which we may offer and sell, from time to time, in amounts, at prices and on terms that we will determine at the time of any particular offering. To date, we have issued 2,935,766 shares of common stock under this registration statement for net proceeds of $158.5 million, including the sale of 1,891,086 shares of our common stock for $109.5 million in January 2006. We used these proceeds to augment our capital in support of our acquisitions. We expect to use the net proceeds from any additional sales of our securities to fund future acquisitions of banks and other financial institutions, as well as for general corporate purposes.

At our annual shareholders meeting held on April 19, 2006, our shareholders approved an amendment to our articles of incorporation which increased the maximum amount of authorized shares of common stock from 30,000,000 to 50,000,000.

On May 3, 2006, our Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock over the next twelve months, subject to market conditions and corporate and regulatory requirements. As of June 30, 2006 no shares have been repurchased. The stock repurchase program may be limited or terminated at any time without prior notice.

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

NOTE 1—BASIS OF PRESENTATION (Continued)

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

NOTE 2—ACQUISITIONS

From January 1, 2005, through June 30, 2006, we completed the following four acquisitions using the purchase method of accounting, and accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective dates of acquisition:

	First American Bank	Pacific Liberty Bank	Cedars Bank	Foothill Independent Bank
	August 2005	October 2005	January 2006	May 2006
	(Dollars in thousands)
Assets Acquired:
Cash and cash equivalents	$121,229	$30,765	$34,474	$60,844
Interest-bearing deposits in other banks	—	—	1,796	99
Investment securities	1,607	990	3,355	50,406
Loans	106,244	119,245	354,632	535,251
Premises and equipment	4,458	32	1,234	7,012
Goodwill	37,715	24,335	76,042	174,745
Core deposit intangible assets	6,529	1,781	2,992	17,310
Other assets	8,111	6,137	14,332	50,643
	285,893	183,285	488,857	896,310
Liabilities Assumed:
Noninterest-bearing deposits	(89,664)	(45,894)	(92,216)	(265,369)
Interest bearing deposits	(127,772)	(96,285)	(269,189)	(369,216)
Accrued interest payable and other liabilities	(8,771)	(4,479)	(7,452)	(29,498)
Total liabilities assumed	(226,207)	(146,658)	(368,857)	(664,083)
Total consideration paid by First Community	$59,686	$36,627	$120,000	$232,227
Deal value:
Cash paid for common stock and stock options by First Community	$59,686	$—	$120,000	$30
Fair value of common stock issued	—	36,627	—	232,197
Total consideration paid by First Community	$59,686	$36,627	$120,000	$232,227
Cash paid for stock options by acquiree	2,623	4,999	—	10,232
Total deal value	$62,309	$41,626	$120,000	$242,459

NOTE 2—ACQUISITIONS (Continued)

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

Foothill Independent Bancorp

On May 9, 2006, we acquired Foothill Independent Bancorp, or Foothill, based in Glendora, California. We issued approximately 3,947,000 shares of our common stock to the Foothill shareholders and caused Foothill to pay $10.2 million in cash for all outstanding options to purchase Foothill common stock. The aggregate deal value was approximately $242.5 million. At the time of the acquisition, Foothill was merged into Pacific Western. We made this acquisition to expand our presence in Los Angeles, Riverside and San Bernardino Counties of California.

Community Bancorp, Inc.

On May 16, 2006 we announced the signing of a definitive agreement and plan of merger to acquire Community Bancorp Inc., or Community Bancorp, for consideration consisting of First Community Bancorp common stock for the outstanding common stock of Community Bancorp and cash for the Community Bancorp stock options. Using our stock price as of May 15, 2006, and the exchange ratio of 0.735, the transaction value is approximately $266.7 million. Community Bancorp, which is headquartered in Escondido, California, is the parent of Community National Bank and had $896.8 million in assets and twelve branches across San Diego and Riverside Counties at June 30, 2006.

NOTE 2—ACQUISITIONS (Continued)

Preliminary purchase price allocations for the Community Bancorp acquisition

An unaudited summary of First Community’s preliminary purchase price allocations for the announced Community Bancorp acquisition follows. As this acquisition is expected  to close in the fourth quarter of 2006, the aggregate purchase price, closing balance sheet, and the fair values of both the tangible and intangible assets to be acquired and liabilities to be assumed have not been determined.  Accordingly, these purchase price allocations are based on estimates and are subject to change. The final fair value amounts may be materially different from those presented in this report.

Community Bancorp
(Unaudited)
(Dollars in thousands)
Assets acquired or to be acquired:
Cash and investments	$68,838
Loans, net	725,076
Intangible assets	223,297
Other assets	32,682
Total assets acquired	1,049,893
Liabilities assumed or to be assumed:
Deposits	717,738
Other liabilities	81,101
Total liabilities assumed	798,839
Total consideration paid net of cash paid for options	$251,054

Merger Related Liabilities

All of the acquisitions consummated after December 31, 2000 were completed using the purchase method of accounting. Accordingly, we recorded the estimated merger-related charges associated with each acquisition as a liability at closing when allocating the related purchase price.

For each acquisition, we developed an integration plan for the consolidated Company that addressed, among other things, requirements for staffing, systems platforms, branch locations and other facilities. The established plans are evaluated regularly during the integration process and modified as required. Merger and integration expenses are summarized in the following primary categories: (i) severance and employee-related charges; (ii) system conversion and integration costs, including contract termination charges; (iii) asset write-downs, lease termination costs for abandoned space and other facilities-related costs; and (iv) other charges. Other charges include, but are not limited to, investment banking fees, legal fees, other professional fees relating to due diligence activities and shareholder expenses associated with preparation of securities filings, as appropriate, and tax consequences for surrendering certain acquired bank owned life insurance policies. These costs were included in the allocation of the purchase price at the acquisition date based on our formal integration plans.

NOTE 2—ACQUISITIONS (Continued)

The following table presents the activity in the merger-related liability account for the six months ended June 30, 2006:

	Severance and Employee- related	System Conversion and Integration	Facilities-related	Other	Total
	(Dollars in thousands)
Balance at December 31, 2005	$—	$80	$1,732	$690	$2,502
Additions	5,438	2,159	940	5,642	14,179
Non-cash write-downs and other	—	(2)	—	—	(2)
Cash outlays	(5,051)	(1,483)	(275)	(3,416)	(10,225)
Balance at June 30, 2006	$387	$754	$2,397	$2,916	$6,454

Unaudited Pro Forma Information for Purchase Acquisitions

The following table presents our unaudited pro forma results of operations for the quarters and six months ended June 30, 2006 and 2005 as if the First American, Pacific Liberty, Cedars, Foothill and Community Bancorp acquisitions described above had been completed at the beginning of 2005. The unaudited pro forma results of operations include: (1) the historical accounts of the Company, First American, Pacific Liberty, Cedars, Foothill and Community Bancorp, and (2) pro forma adjustments, as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of our future operating results or operating results that would have occurred had these acquisitions been completed at the beginning of 2005. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions other than sales of investment securities.

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollar in thousands, except per share data)
Revenues (net interest income plus noninterest income)	$80,029	$70,159	$161,037	$136,513
Net earnings	$17,791	$19,077	$40,500	$36,295
Net income per share:
Basic	$0.62	$0.67	$1.42	$1.27
Diluted	$0.61	$0.66	$1.40	$1.25

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

Intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment annually. The amortization expense represents the estimated decline in the value of the underlying deposits or loan customers acquired. The estimated aggregate amortization expense related to the intangible assets is expected to range from $5.2 million to

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

$6.8 million for each of the next five years and is expected to total $29.9 million over this time horizon; these amounts exclude any amortization related to the upcoming Community Bancorp acquisition. We recorded $20.3 million of core deposit intangible assets related to the Cedars and Foothill acquisitions during the first six months of 2006.

The goodwill recorded has been assigned to our one reporting segment, banking, and none of the goodwill is deductible for income tax purposes. The carrying amount of goodwill was $546.6 million at June 30, 2006 and $295.9 million at December 31, 2005. The increase relates to the Cedars and Foothill acquisitions.

The following table presents the changes in goodwill for the six months ended June 30, 2006:

Six Months Ended
June 30, 2006
(Dollars in thousands)
Balance as of January 1, 2006	$295,890
Acquisitions	250,787
Miscellaneous reductions	(42)
Balance as of June 30, 2006	$546,635

The following table presents the changes in the gross amounts of core deposit and customer relationship intangibles and the related accumulated amortization for the six months ended June 30, 2006 and 2005:

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Gross amount:
Balance as of January 1,	$37,956	$29,646
Additions	20,302	—
Balance as of June 30,	58,258	29,646
Accumulated amortization:
Balance as of January 1,	(10,658)	(7,051)
Amortization	(2,726)	(1,626)
Balance as of June 30,	(13,384)	(8,677)
Net balance as of June 30,	$44,874	$20,969

NOTE 4—INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale as of June 30, 2006 are as follows:

	June 30, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
U.S. Treasury securities	$1,976	$—	$10	$1,966
U.S. government agency securities	79,129	1	564	78,566
Municipal securities	10,068	29	106	9,991
Mortgage-backed and other securities	141,852	41	4,195	137,698
Total	$233,025	$71	$4,875	$228,221

NOTE 4—INVESTMENT SECURITIES (Continued)

The contractual maturity distribution based on amortized cost and fair value as of June 30, 2006, is shown below. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity distribution as of June 30, 2006
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$55,394	$55,057
Due after one year through five years	46,244	45,386
Due after five years through ten years	16,640	16,117
Due after ten years	114,747	111,661
Total	$233,025	$228,221

The following table presents the fair value and unrealized losses on securities that were temporarily impaired as of June 30, 2006:

	Impairment Period
	Less than 12 months		12 months or longer		Total
Descriptions of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Treasury securities	$973	$10	$—	$—	$973	$10
U.S. government agency securities	61,245	414	7,346	150	68,591	564
Municipal securities	6,084	69	1,562	38	7,646	107
Mortgage-backed and other securities	14,353	297	102,061	3,897	116,414	4,194
Total temporarily impaired securities	$82,655	$790	$110,969	$4,085	$193,624	$4,875

All individual securities that have been in a continuous unrealized loss position for 12 months or longer at June 30, 2006 were securities that have been issued by the U.S. government or U.S. agencies and have a AAA credit rating as determined by various rating agencies. These securities have fluctuated in value since their purchase dates because of changes in market interest rates. We concluded that the continuous unrealized loss position for the past 12 months on our securities is a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay and are, therefore, temporarily impaired. In addition, we have the ability to hold these securities until their fair value recovers to their cost. Accordingly, we have not recognized the temporary impairment in our consolidated statement of earnings.

NOTE 5—NET EARNINGS PER SHARE

The following is a summary of the calculation of basic and diluted net earnings per share for the quarters ended June 30, 2006 and 2005:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Net earnings before cumulative effect of accounting change	$14,451	$11,818	$31,712	$22,080
Accounting change	—	—	142	—
Net earnings	$14,451	$11,818	$31,854	$22,080
Weighted average shares outstanding used for basic net earnings per share	22,509.2	15,972.8	20,952.2	15,915.5
Effect of restricted stock and dilutive stock options	227.7	354.0	256.3	377.5
Diluted weighted average shares outstanding	22,736.9	16,326.8	21,208.5	16,293.0
Basic earnings per share:
Net earnings before accounting change	$0.64	$0.74	$1.51	$1.39
Accounting change	—	—	0.01	—
Basic earnings per share	$0.64	$0.74	$1.52	$1.39
Diluted earnings per share:
Net earnings before accounting change	$0.64	$0.72	$1.50	$1.36
Accounting change(1)	—	—	—	—
Diluted earnings per share	$0.64	$0.72	$1.50	$1.36

(1)          Less than $0.01 per diluted share for the six months ended June 30, 2006.

In calculating the common stock equivalents for purposes of diluted earnings per share, we selected the alternative transition method provided by FASB Staff Position FAS123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. Diluted earnings per share does not include all potentially dilutive shares that may result from outstanding stock options and restricted and performance stock awards that may eventually vest. The number of common shares underlying stock options and shares of restricted and performance stock which were outstanding but not included in the calculation of diluted net earnings per share were 637,900 and 686,730 for the quarters ended June 30, 2006 and 2005 and 609,313 and 663,243 for the six months ended June 30, 2006 and 2005.

NOTE 6—STOCK COMPENSATION

Accounting Change

We adopted SFAS No. 123 (revised 2004), Share Based Payment (“SFAS 123R”) on January 1, 2006. SFAS 123R applies to all stock-based compensation transactions in which an entity acquires employee or director services by either issuing stock or other equity instruments, such as stock options, restricted and performance stock, and/or stock appreciation rights, or incurring liabilities that are based on an entity’s stock price, and requires entities that engage in these transactions to recognize compensation expense based on the fair value of the stock or other equity instrument either issued, modified, or settled. We adopted SFAS 123R using the modified prospective approach. Under this approach, compensation expense is recognized for (1) new share-based payment awards (e.g., stock options, restricted stock, and performance stock), (2) awards that are modified, repurchased, or cancelled after December 31, 2005, and (3) the remaining portion of the requisite service under previously granted unvested stock awards as of December 31, 2005. The Company has been recognizing compensation expense related to stock options

NOTE 6—STOCK COMPENSATION (Continued)

awarded after January 1, 2003. As of March 31, 2006, there is no further effect on our financial statements for our outstanding stock options as all stock options had vested as of this date. We have recognized compensation expense for all restricted and performance stock awards since the dates on which they were awarded.

As permitted under formerly effective accounting rules, we did not consider estimated forfeitures of stock awards during the amortization period and recognized the effect of forfeitures as they occurred. As required by SFAS 123R we recognized the cumulative effect of estimated forfeitures for unvested restricted stock awards as of December 31, 2005, by increasing our first quarter 2006 earnings by $242,000. The after tax effect of this adjustment was to increase net earnings by $142,000, or less than $0.01 per diluted share on a year-to-date basis. SFAS 123R also requires us to use estimated forfeitures in recognizing stock compensation expense beginning January 1, 2006, and to true-up such expense when forfeitures occur. Amortization expense for all restricted and performance stock awards is estimated to be $7.4 million for 2006 and includes an estimate for forfeitures. As of June 30, 2006, unrecognized stock-based compensation expense was $25.1 million. When we made restricted and performance stock awards prior to January 1, 2006, we established an unearned equity compensation contra account within our shareholders’ equity equal to the market value of our common stock underlying the award on the award date. SFAS 123R required us to eliminate the unearned equity compensation account on January 1, 2006, by reclassifying it to common stock. Such reclassification had no effect on the amount of the Company’s shareholders’ equity.

Restricted and Performance Stock.

At June 30, 2006, there were outstanding 312,207 shares of unvested restricted common stock, 57,500 shares of unvested performance common stock awarded in 2003, and 285,000 shares of unvested performance common stock awarded in 2006. The awarded shares of restricted common stock vest over a service period of three to four years from date of the grant. The awarded shares of performance common stock vest in full or in part on the date the Compensation, Nominating and Governance (“CNG”) Committee of the Board of Directors, as Administrator of the Company’s 2003 Stock Incentive Plan, as amended and restated (the 2003 “Plan”), determines that the Company achieved certain financial goals established by the CNG Committee as set forth in the grant documents. During the first quarter of 2006, the CNG Committee determined that certain financial goals were met and vested 57,500 shares of the performance common stock awarded in 2003. We expect the remaining shares of unvested performance stock awarded in 2003 to vest in March 2007. The unvested performance stock awarded in 2006 expires in 7 years and is currently expected to vest in March 2013. Both restricted common stock and performance common stock vest immediately upon a change in control of the Company as defined in the 2003 Plan.

A summary of the status of our restricted and performance stock outstanding and the change during the year is presented in the table below:

	Shares	Weighted average fair value on award date
Outstanding at December 31, 2005	405,831	$36.27
Awarded	350,000	55.17
Vested	(96,225)	33.56
Forfeited	(4,899)	34.30
Outstanding at June 30, 2006	654,707	$46.78

NOTE 6—STOCK COMPENSATION (Continued)

The following table summarizes information about outstanding restricted and performance stock awards at June 30, 2006:

	At award date		Vesting		Forfeited		Outstanding at June 30, 2006
	Number of shares awarded	Weighted average fair value	Number of shares vested	Weighted average fair value on award date	Number of shares	Weighted average fair value on award date	Number of shares	Weighted average fair value on award date	Weighted average fair value at 6/30/06(1)	Weighted average remaining contractual life
(Dollars in thousands)
Restricted stock awarded in:

2003	205,000	$32.41	72,348	$32.75	38,665	$32.12	93,987	$32.29	$5,553	0.5
2004	155,980	$36.82	62,455	$36.53	10,905	$36.29	82,620	$37.10	4,881	1.1
2005	77,500	$47.48	1,000	$42.95	5,900	$43.96	70,600	$47.83	4,171	2.0
2006	65,000	$59.43	—	$—	—	$—	65,000	$59.43	3,840	3.1
Total restricted stock awards	503,480		135,803		55,470		312,207		18,445	1.6
Performance stock awarded in:
2003	255,000	$32.05	185,000	$32.05	12,500	$31.90	57,500	$32.06	3,397	0.7
2006	285,000	$54.21	—	$—	—	$—	285,000	$54.21	16,838	6.7
Total performance stock awards	540,000		185,000		12,500		342,500		20,235	5.7
Total awards	1,043,480		320,803		67,970		654,707		$38,680	3.7

(1)                Determined using the $59.08 closing price of First Community common stock on June 30, 2006.

Compensation expense related to awards of restricted and performance stock is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. The vesting of performance stock awards and recognition of related compensation expense may occur over a shorter vesting period if financial performance targets are achieved earlier than anticipated. Restricted and performance stock amortization totaled $1.9 million and $646,000 for the quarter ended June 30, 2006 and 2005, and $3.2 million and $1.6 million for the six months ended June 30, 2006 and 2005 and is included in compensation expense in the accompanying consolidated statements of earnings.

Stock Options.

We adopted the fair value method of accounting for stock options effective January 1, 2003, using the prospective method of transition specified in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. The cost of all stock options granted on or after January 1, 2003 is based on their fair value and is included as a component of compensation expense over the vesting period for such options. For stock options granted prior to January 1, 2003, the Company applied the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost was recognized for fixed stock option awards granted prior to January 1, 2003, with an exercise price equal to or greater than the fair market value of the underlying stock on the date of grant. The Company has not granted stock options since the first quarter of 2003.

NOTE 6—STOCK COMPENSATION (Continued)

Had we determined compensation expense for our stock-based compensation plan consistent with SFAS No. 123, Accounting for Stock-Based Compensation, our net earnings and earnings per share for the quarter and six months ended June 30, 2005 would have been reduced to the pro forma amounts indicated in the table below:

	Quarter Ended	Six Months Ended
	June 30, 2005
	(Dollars in thousands, except per share data
Reported net earnings	$11,818	$22,080
Add: Stock based compensation expense included in net earnings, net of tax	375	954
Deduct: All stock based compensation expense, net of tax	(443)	(1,089)
Pro forma net earnings	$11,750	$21,945
Basic net earnings per share as reported	$0.74	$1.39
Pro forma basic net earnings per share	$0.74	$1.38
Diluted net earnings per share as reported	$0.72	$1.36
Pro forma diluted net earnings per share	$0.72	$1.35

A summary of the status of our stock options outstanding and the changes during the six months ended June 30, 2006 is presented in the table below:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value(1)
			(Dollars in thousands)
Outstanding at December 31, 2005	543,793	$21.05
Exercised	(332,886)	22.78
Outstanding and exercisable at June 30, 2006	210,907	$18.31	$8,599

(1)    Calculated as the difference between the $59.08 closing price of First Community common stock on June 30, 2006 and the weighted average exercise price.

Both restricted and performance stock and stock options are awarded to officers, directors, key employees and consultants under the terms described in the 2003 Plan. The 2003 Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 3,500,000 shares of authorized but unissued Company common stock, subject to adjustments provided by the 2003 Plan. As of August 1, 2006, there were 985,558 shares available for grant under the 2003 Plan.

NOTE 7—BORROWINGS AND SUBORDINATED DEBENTURES

Borrowings.

At June 30, 2006, we had $324.1 million of borrowings outstanding. Borrowings included $239.1 million of overnight advances and $85.0 million of term advances from the Federal Home Loan Bank of San Francisco (the “FHLB”). The weighted average cost of these borrowings was 5.17% at June 30, 2006. The term advances begin to mature in December 2006. Our aggregate remaining secured borrowing capacity from the FHLB was $563.0 million as of June 30, 2006.

The Company renewed its revolving credit line with U.S. Bank for $70 million. The revolving credit line matures on August 2, 2007 and is secured by a pledge of all of the outstanding capital stock of Pacific

NOTE 7—BORROWINGS AND SUBORDINATED DEBENTURES (Continued)

Western. The credit agreement requires the Company to maintain certain financial and capital ratios, among other covenants and conditions. This revolving credit line replaces the previous revolving credit line arrangements with U.S. Bank for $50 million and The Northern Trust Company for $20 million which matured on August 3, 2006.

Subordinated Debentures.

The Company had an aggregate of $129.9 million of subordinated debentures outstanding with a weighted average cost of 8.86% at June 30, 2006. The subordinated debentures were issued in eight separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us and Foothill, which in turn issued trust preferred securities. The proceeds from the issuance of the securities were used primarily to fund several of our acquisitions.

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

The following table summarizes the terms of each issuance:

Series	Date Issued	Amount	Earliest Call Date By Company Without Penalty(1)	Fixed or Variable Rate	Rate Adjuster	Current Rate(2)	Next Reset Date
	(Dollars in thousands)
Trust I	9/7/2000	$8,248	9/7/2020	Fixed	N/A	10.60%	N/A
Trust II	12/18/2001	10,310	12/18/2006	Variable	3-month LIBOR +3.60%	9.00%	9/15/2006
Trust III	11/28/2001	10,310	12/8/2006	Variable	6-month LIBOR +3.75%	9.17%	12/13/2006
Trust IV	6/26/2002	10,310	6/26/2007	Variable	3-month LIBOR +3.55%	9.01%	9/22/2006
Trust F(3)	12/19/2002	8,248	12/19/2007	Variable	3-month LIBOR +3.25%	8.71%	9/22/2006
Trust V	8/15/2003	10,310	9/17/2008	Variable	3-month LIBOR +3.10%	8.50%	9/15/2006
Trust VI	9/3/2003	10,310	9/15/2008	Variable	3-month LIBOR +3.05%	8.38%	9/13/2006
Trust VII	2/4/2004	61,856	4/23/2009	Variable	3-month LIBOR +2.75%	8.24%	10/27/2006
Total		$129,902

(1)             As described above, certain issuances may be called earlier without penalty upon the occurrence of certain events.

(2)             As of July 27, 2006.

(3)             Acquired in the Foothill merger.

As previously mentioned, the subordinated debentures were issued to trusts established by us and Foothill, which in turn issued $126 million of trust preferred securities. These securities are currently included in our Tier I capital for purposes of determining the Company’s Tier I and total risk-based capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company’s banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, beginning March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred

NOTE 7—BORROWINGS AND SUBORDINATED DEBENTURES (Continued)

securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity less certain intangibles, including goodwill, core deposit intangibles and customer relationship intangibles, net of any related deferred income tax liability. The regulations currently in effect through December 31, 2008, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for permitted intangibles. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at June 30, 2006. We expect that our Tier I capital ratios will be at or above the existing well-capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

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

Commitments to extend credit amounting to $1.2 billion and $1.0 billion were outstanding as of June 30, 2006 and December 31, 2005. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit and financial guarantees amounting to $75.7 million and $62.1 million were outstanding as of June 30, 2006 and December 31, 2005. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees expire within one year from the date of issuance. The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate that any material loss will result from the outstanding commitments to extend credit, standby letters of credit or financial guarantees.

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

On April 18, 2005, the plaintiffs filed the second amended class action complaint. The second amended complaint alleged that the former officer of First Charter improperly induced several First Charter customers to invest in 900 Capital or affiliates of 900 Capital and further alleges that Four Star, 900 Capital and some of their affiliated entities perpetuated their fraud upon investors through various

NOTE 8—COMMITMENTS AND CONTINGENCES (Continued)

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

In November 2005, along with certain other defendants, we reached an agreement in principle with respect to the Gilbert Litigation. The proposed settlement, toward which First Community would contribute $775,000, is subject to the final settlement terms and documentation being agreed upon by First Community, the plaintiffs and other parties who are also contributing to this settlement. Additionally, the settlement is subject to approval by the Los Angeles Superior Court. The proposed contribution by First Community of $775,000 was accrued in 2005.

The parties to the proposed settlement are still engaged in the process of finalizing their agreement regarding the terms and conditions of the settlement. In the course of this process, the law firm representing the plaintiffs sought court approval to withdraw as counsel for one of the named plaintiffs, which approval was granted.

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

NOTE 9—DIVIDEND APPROVAL

On July 26, 2006, our Board of Directors declared a quarterly cash dividend of $0.32 per common share payable on August 30, 2006 to shareholders of record at the close of business on August 16, 2006.

NOTE 10—IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

During July 2006, the Financial Accounting Standards Board adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 was issued to clarify the requirements of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, relating to the recognition of income tax benefits. FIN 48 addresses recognizing and measuring tax benefits when the benefits’ realization is uncertain. The cumulative effect of applying the provision of FIN 48 upon adoption will be reported as an adjustment to beginning retained earnings. FIN 48 is effective for public companies with fiscal years beginning after December 15, 2006. We do not expect there to be any material effect on either our results of operations or financial condition when we adopt FIN 48.

NOTE 11—SUBSEQUENT EVENTS

On August 8, 2006, we announced that we are implementing a plan of consolidation and conversion to merge our two wholly-owned banking subsidiaries, Pacific Western National Bank and First National Bank, into a single entity to be named Pacific Western Bank.  As part of the plan of consolidation, Pacific Western National Bank filed an application with the California Department of Financial Institutions, or DFI, on August 7, 2006 to convert from a national banking charter to a state-chartered bank under the name of Pacific Western Bank.  Pacific Western also filed a notice with the Federal Reserve Bank of San Francisco to withdraw from membership in the Federal Reserve System and become a “nonmember” bank at the time of its conversion.

Under the plan of consolidation and conversion, it is anticipated that immediately following the completion of our previously announced acquisition of Community Bancorp and the merger of Community National Bank with and into First National Bank, First National Bank will merge with and into Pacific Western Bank.  In connection therewith, Pacific Western and First National filed an application with the Federal Deposit Insurance Corporation and the DFI to approve the merger of First National Bank into Pacific Western Bank, following Pacific Western’s conversion to a state-chartered bank and the completion of Community National Bank’s merger with First National Bank.

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

•       the integration of acquired businesses or our subsidiary banks costs more, takes longer or is less successful than expected;

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

•  regulatory changes resulting from the consolidation and conversion of our subsidiary banks into a single state-chartered bank;

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

The Banks are full-service community banks offering a broad range of banking products and services including: accepting time and demand deposits; originating commercial loans, including asset-based lending and factoring, real estate and construction loans, Small Business Administration guaranteed loans, or SBA loans, consumer loans, mortgage loans and international loans for trade finance; providing tax free real estate exchange accommodation services; and providing other business-oriented products. At June 30, 2006, our gross loans totaled $3.5 billion of which 24% consisted of commercial loans, 74% consisted of commercial real estate loans, including construction loans, and 2% consisted of consumer and other loans. These percentages also include some foreign loans, primarily to individuals or entities with business in Mexico, representing approximately 3% of total loans. Our portfolio’s value and credit quality is affected in large part by real estate trends in Southern California.

The Banks compete actively for deposits, and we tend to solicit noninterest-bearing deposits. In managing the top line of our business, we focus on loan growth and loan yield, deposit cost, and net interest margin, as net interest income, on a year-to-date basis, accounts for 93% of our net revenues (net interest income plus noninterest income).

Plan of Consolidation and Conversion

On August 8, 2006, we announced that we are implementing a plan of consolidation and conversion to merge our two wholly-owned banking subsidiaries, Pacific Western National Bank and First National Bank, into a single entity to be named Pacific Western Bank. As part of the plan of consolidation, Pacific Western National Bank filed an application with the California Department of Financial Institutions, or DFI, on August 7, 2006 to convert from a national banking charter to a state-chartered bank under the name of Pacific Western Bank. Pacific Western also filed a notice with the Federal Reserve Bank of San Francisco to withdraw from membership in the Federal Reserve System and become a “nonmember” bank at the time of its conversion.

Under the plan of consolidation and conversion, it is anticipated that immediately following the completion of our previously announced acquisition of Community Bancorp and the merger of Community National Bank with and into First National Bank, First National Bank will merge with and into Pacific Western Bank. In connection therewith, Pacific Western and First National filed an application with the Federal Deposit Insurance Corporation and the DFI to approve the merger of First National Bank into Pacific Western Bank, following Pacific Western’s conversion to a state-chartered bank and the completion of Community National Bank’s merger into First National.

We also announced that following completion of the conversion of Pacific Western Bank and the merger of First National into Pacific Western Bank, Michael J. Perdue, President and CEO of Community Bancorp will become President of First Community Bancorp. Matt Wagner, President and CEO of First Community will remain chief executive. Additionally, Mr. Wagner will be named Chairman and CEO of Pacific Western Bank and Mr. Perdue will become President of Pacific Western and join its board of directors. Robert M. Borgman, President and CEO of First National Bank, will also join the board of Pacific Western Bank after the merger with First National is completed.

As part of the plan of consolidation and conversion, both First Community and Pacific Western Bank will move their headquarters to 401 West “A” Street in San Diego, California, and Mike Perdue, as President of Pacific Western, will be headquartered in San Diego.

The application for the conversion of Pacific Western to a state-chartered nonmember bank is subject to state and federal regulatory approval. We currently expect to receive approval for Pacific Western to convert to a state-chartered nonmember bank, and complete the conversion of Pacific Western into a state-chartered nonmember bank, in the fourth quarter of 2006. The merger of First National Bank into state-chartered Pacific Western Bank is scheduled to occur immediately following the completion of First Community’s acquisition of Community Bancorp, which is currently scheduled to be completed in the fourth quarter of 2006. Under First Community’s plan of consolidation and conversion, the consummation of the Community Bancorp acquisition would follow the receipt of regulatory approval and expiration of any waiting periods for the merger of First National Bank into Pacific Western Bank. Immediately following the merger of Community National Bank into First National Bank, First National would then merge into Pacific Western. As a result, Community National Bank customers would only need to undergo a single bank conversion and would become Pacific Western Bank customers upon completion of the conversion. In July 2006, First Community received the approval of the Office of the Comptroller of the Currency to merge Community National Bank into First National Bank.

Key Performance Indicators

Among other factors, our operating results depend generally on the following:

The Level of Our Net Interest Income

Net interest income is the excess of interest earned on our interest-earning assets over the interest paid on our interest-bearing liabilities. Our primary interest-earning assets are loans and investment securities. Our primary interest-bearing liabilities are deposits, borrowings, and subordinated debentures. We attempt to increase our net interest income by maintaining a high level of noninterest-bearing deposits. At June 30, 2006, approximately 47% of our deposits were noninterest-bearing. Although we have borrowing capacity under various credit lines, we have traditionally borrowed funds only for short term liquidity needs such as funding loan demand in excess of deposit growth, managing deposit flows and interim acquisition financing. Some of our long-term borrowings are matched to the asset-based loan portfolio operated by First Community Financial, a wholly owned subsidiary of First National Bank. Net proceeds from our other long-term borrowings, consisting of subordinated debentures, were used to fund certain of our acquisitions. Our general policy is to price our deposits in the bottom half or third-quartile of our competitive peer group, resulting in deposit products that bear somewhat lower interest rates. While our deposit balances will fluctuate depending on deposit holders’ perceptions of alternative yields available in the market, we attempt to minimize these variances by attracting a high percentage of noninterest-bearing deposits, which generally have no expectation of yield.

Loan Growth

We generally seek new lending opportunities in the $500,000 to $10 million range, try to limit loan maturities for commercial loans to one year, for construction loans up to 18 months, and for commercial real estate loans up to ten years, and to price lending products so as to preserve our interest spread and net interest margin. We sometimes encounter strong competition in pursuing lending opportunities such that potential borrowers obtain loans elsewhere at lower rates than those we offer.

The Magnitude of Credit Losses

We stress credit quality in originating and monitoring the loans we make and measure our success by the level of our nonperforming assets and the corresponding level of our allowance for credit losses. Our allowance for credit losses is the sum of our allowance for loan losses and our reserve for unfunded loan commitments. Provisions for credit losses are charged to operations as and when needed for both on and off balance sheet credit exposure. Loans which are deemed uncollectible are charged off and deducted from the allowance for loan losses. Recoveries on loans previously charged off are added to the allowance for loan losses. During the second quarter of 2006, we made a provision for credit losses of $9.5 million in response to an increase in nonaccrual loans, the credit quality of an acquired portfolio, our analysis of current market conditions related to real estate loans, and organic loan growth.

We review our loans periodically to determine whether there has been any deterioration in credit quality stemming from economic conditions or other factors which may affect collectibility of our loans. Changes in economic conditions, such as increases in the general level of interest rates and negative conditions in borrowers’ businesses, could negatively impact our customers and cause us to adversely classify loans and increase portfolio loss factors. Because we have a concentration in real estate loans, any deterioration in the real estate markets may negatively impact our borrowers and could lead to increased provisions for credit losses. Approximately 75% of our gross loans are real estate related, with construction loans and real estate mortgage loans representing 22% and 53%, respectively, of gross loans. Further, we subject acquired loans to periodic review under our standards once the acquisitions are completed. Such reviews could result in downgrades to adversely classified status. Because adversely classified loans require an allowance for credit losses, increases in classified loans generally result in increased provisions for credit losses.

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

Quarterly Period	Ratio
Second quarter 2006	45.7%
First quarter 2006	47.2%
Fourth quarter 2005	48.3%
Third quarter 2005	50.1%
Second quarter 2005	49.1%

Additionally, our operating results have been influenced significantly by acquisitions; the four acquisitions we completed since June 30, 2005 which added approximately $1.9 billion in assets. Our assets at June 30, 2006, total approximately $4.6 billion. While the quarterly noninterest expense amounts have generally increased from the second quarter of 2005, the quarterly efficiency ratio has generally decreased over the same time period, from a combination of increased revenue and improvement in operating efficiencies.

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

Results of Operations

Earnings Performance

We analyze our performance based on net earnings determined in accordance with U.S. generally accepted accounting principles. The comparability of financial information is affected by our acquisitions. Operating results include the operations of acquired entities from the dates of acquisition. The following table presents net earnings and summarizes per share data and key financial ratios:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Net interest income	$58,038	$37,212	$109,990	$72,797
Noninterest income	4,336	3,331	8,041	6,833
Net revenues	62,374	40,543	118,031	79,630
Provision for credit losses	9,500	620	9,600	1,420
Noninterest expense	28,489	19,892	54,732	40,843
Income taxes	9,934	8,213	21,987	15,287
Net earnings before accounting change	14,451	$11,818	31,712	$22,080
Accounting change	—	—	142	—
Net earnings(1)	$14,451	$11,818	$31,854	$22,080
Average interest-earning assets	$3,430,264	$2,412,154	$3,261,186	$2,415,557
Profitability measures:
Basic earnings per share:
Net earnings before accounting change	$0.64	$0.74	$1.51	$1.39
Accounting change	—	—	0.01	—
Basic earnings per share	$0.64	$0.74	$1.52	$1.39
Diluted earnings per share:
Net earnings before accounting change	$0.64	$0.72	$1.50	$1.36
Accounting change(2)	—	—	—	—
Diluted earnings per share	$0.64	$0.72	$1.50	$1.36
Net interest margin	6.79%	6.19%	6.80%	6.08%
Return on average assets	1.39%	1.66%	1.63%	1.56%
Return on average equity	7.5%	12.3%	9.5%	11.7%
Efficiency ratio	45.7%	49.1%	46.4%	51.3%

(1)          Our quarterly results include First American subsequent to August 12, 2005, Pacific Liberty subsequent to October 7, 2005, Cedars subsequent to January 4, 2006, and Foothill subsequent to May 9, 2006.

(2)          Less than $0.01 per diluted share for the six months ended June 30, 2006.

The improvement in net earnings in the second quarter of 2006 compared to the same period of 2005 resulted from increased net interest margin and average loan growth. The increase in average loans was due to both organic loan growth and loans added to the portfolio from our acquisitions. The provision for credit losses in the second quarter of 2006 was made in consideration of increased nonaccrual loans, the credit quality of an acquired portfolio, our analysis of current market conditions related to real estate loans, and organic loan growth. Our net interest margin increased 60 basis points to 6.79% for the second quarter of 2006 compared to the same period in 2005. This increase was due to the positive impact the increases in market interest rates have had on our asset-sensitive balance sheet. The increase in noninterest income for the second quarter of 2006 compared to the same period in 2005 is attributed to increased commissions and fees for both loans and deposit related services as loan and deposit balances have increased. The increase in noninterest expense for the second quarter of 2006 over the same period of 2005 is largely the result of higher compensation and occupancy expense, which is the result of additional staff and branch location added through acquisitions.

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

	Quarter Ended June 30,
	2006			2005
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or
	Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income(1)(2)	$3,163,362	$68,330	8.66%	$2,154,171	$40,611	7.56%
Investment securities(2)	260,536	2,588	3.98%	250,676	1,982	3.17%
Federal funds sold	5,898	66	4.49%	7,194	51	2.84%
Other earning assets	468	5	4.29%	113	1	3.55%
Total interest-earning assets	3,430,264	70,989	8.30%	2,412,154	42,645	7.09%
Noninterest-earning assets:
Other assets	738,114			437,401
Total assets	$4,168,378			$2,849,555
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Interest checking	$251,208	107	0.17%	$190,282	30	0.06%
Money market	820,823	3,654	1.79%	671,222	1,537	0.92%
Savings	132,483	67	0.20%	88,132	39	0.18%
Time certificates of deposit	409,367	3,308	3.24%	200,671	814	1.63%
Total interest-bearing deposits	1,613,881	7,136	1.77%	1,150,307	2,420	0.84%
Other interest-bearing liabilities	383,804	5,815	6.08%	248,597	3,013	4.86%
Total interest-bearing liabilities	1,997,685	12,951	2.60%	1,398,904	5,433	1.56%
Noninterest-bearing liabilities:
Demand deposits	1,342,328			1,030,239
Other liabilities	53,990			34,038
Total liabilities	3,394,003			2,463,181
Shareholders’ equity	774,375			386,374
Total liabilities and shareholders’ equity	$4,168,378			$2,849,555
Net interest income		$58,038			$37,212
Net interest spread			5.70%			5.53%
Net interest margin			6.79%			6.19%

(1)          Includes nonaccrual loans and unearned income.

(2)          Yields on loans and securities have not been adjusted to a tax equivalent basis because the impact is not material.

Our net interest margin for the second quarter of 2006 was 6.79%, a decrease of 3 basis points when compared to the first quarter of 2006. This decrease is due mainly to a combination of the impact of the mix and rate structure of the Foothill deposits acquired mid-quarter, increased borrowings to fund loans and the increase in loan yield. The cost of deposits increased 14 basis points while loan yields increased 11 basis points for the second quarter of 2006 compared to the prior quarter.

Second Quarter Analysis.   The increase in net interest income and our net interest margin for the second quarter of 2006 compared to the same period in 2005 is largely the result of increased average loan balances and loan yield offset by the increase in our total funding sources and the cost of such funds. The significant amount of noninterest-bearing demand deposits we maintain also helps to increase net interest income and expand our net interest margin; we averaged $1.3 billion of noninterest-bearing deposits during the second quarter of 2006, or 45% of average total deposits, compared to $1.0 billion, or 47% of average total deposits, for the same period of 2005. Our overall cost of deposits, which includes demand deposits, was 0.97% for the second quarter of 2006, compared to 0.45% in the second quarter of 2005.

Average loans increased $1.0 billion to $3.2 billion for the second quarter of 2006 compared to the same period of 2005. The increase was due to both organic loan growth and loans acquired in the four acquisitions that we completed since June 30, 2005. The 110 basis point increase in average loan yield to 8.66% for the second quarter of 2006 compared to 7.56% for the same period of 2005 was due mainly to the increase in our prime lending rate in response to the gradual rise in market interest rates. If market interest rates were to increase further from their levels at June 30, 2006, and we were to increase our base lending rate, approximately 53% of our June 30, 2006 loan portfolio, or $1.8 billion, would be eligible to reprice upward. At June 30, 2006, our base lending rate was 8.25%, a 200 basis point increase over our rate at June 30, 2005.

The $7.5 million increase in interest expense for the second quarter of 2006 when compared to the same period of 2005 is due to an increase in interest-bearing deposits and FHLB advances and the cost of all funding sources. Average interest-bearing deposits increased $463.6 million to $1.6 billion for the second quarter of 2006 when compared to the same period of 2005 and is attributed mostly to the deposits acquired in our 2005 and 2006 acquisitions; this increased interest expense $1.7 million. We continue to increase rates on money market and selected time deposit account categories in response to competition. This increase in rates paid for deposits represented $3.0 million of the increase in interest expense. Further, the cost of deposits is impacted by the mix and rate structure of the deposits acquired in the Cedars and Foothill acquisitions. The average balance of other interest-bearing liabilities, which includes subordinated debentures and both overnight and term borrowings from the FHLB, increased $135.2 million to $383.8 million for the second quarter of 2006 when compared to the same period of 2005 and is attributable to increased borrowing from the FHLB. We use FHLB borrowings to fund loan demand and to manage liquidity in light of deposit flows. In addition, other interest-bearing liabilities have continued to reprice in the higher interest rate environment increasing interest expense $1.4 million for the second quarter of 2006 when compared to the same period of 2005.

	Six Months Ended June 30,
	2006			2005
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or
	Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income(1)(2)	$3,003,629	$128,279	8.61%	$2,131,386	$78,549	7.43%
Investment securities(2)	249,730	4,754	3.84%	257,389	4,045	3.17%
Federal funds sold	6,654	130	3.94%	26,526	302	2.30%
Other earning assets	1,173	20	3.44%	256	3	2.36%
Total interest-earning assets	3,261,186	133,183	8.24%	2,415,557	82,899	6.92%
Noninterest-earning assets:
Other assets	671,063			440,287
Total assets	$3,932,249			$2,855,844
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits:
Interest checking	$225,169	143	0.13%	$189,286	58	0.06%
Money market	802,090	6,261	1.57%	708,155	2,738	0.78%
Savings	120,136	115	0.19%	84,907	64	0.15%
Time certificates of deposit	410,746	6,246	3.07%	208,163	1,546	1.50%
Total interest-bearing deposits	1,558,141	12,765	1.65%	1,190,511	4,406	0.75%
Other interest-bearing liabilities	352,743	10,428	5.96%	239,326	5,696	4.80%
Total interest-bearing liabilities	1,910,884	23,193	2.45%	1,429,837	10,102	1.42%
Noninterest-bearing liabilities:
Demand deposits	1,290,829			1,006,353
Other liabilities	52,450			37,664
Total liabilities	3,254,163			2,473,854
Shareholders’ equity	678,086			381,990
Total liabilities and shareholders’ equity	$3,932,249			$2,855,844
Net interest income		$109,990			$72,797
Net interest spread			5.79%			5.50%
Net interest margin			6.80%			6.08%

(1)          Includes nonaccrual loans and unearned income.

(2)          Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

Six Month Analysis.   The growth in net interest income and the 72 basis point increase in our net interest margin for the six months ended June 30, 2006, compared to the same period of 2005 was largely a result of higher average loan balances and increased loan yields, offset by higher funding costs.

Net interest income increased $37.2 million mostly as a result of the $872.2 million increase in average loans for the first six months of 2006, when compared to the same period of 2005. The increase in average loans is due to organic loan growth coupled with the impact of completing four bank acquisitions since June 30, 2005. In addition, our loan yield increased 118 basis points for the six months ended June 30, 2006, when compared to the same period of 2005 as we increased our prime lending rate in response to the increase in market rates.

Interest expense increased $13.1 million year-over-year due to both an increase in the cost and volume of our funding sources. The cost of our interest-bearing liabilities increased 103 basis points for the six months ended June 30, 2006, when compared to the same period of 2005; this increased interest expense $8.1 million. The cost of our interest-bearing deposits increased 90 basis points for the six months ended June 30, 2006, when compared to the same period for 2005 as we continue to increase selected deposit rates in response to competition. The cost of all of our deposits, including demand deposits, was 0.90% for the year-to-date 2006 period compared to 0.40% for the same period of 2005. The significant amount of noninterest-bearing deposits as a percentage of total average deposits, which was 46% for both the first half of 2006 and the first half of 2005, helps control our overall deposit costs. Similar to the quarter analysis, the cost of deposits for the first half of 2006 is affected by the mix and rate structure of the Cedars and Foothill deposits. Average other interest bearing liabilities, which include FHLB advances and subordinated debt, increased $113.4 million; this increased interest expense $2.3 million. The cost of our FHLB advances and subordinated debt increased 116 basis points to 5.96% as these borrowings continue to reprice in the higher interest rate environment; this increased interest expense $2.4 million.

Provision for Credit Losses.   The provision for credit losses reflects our judgments about the adequacy of the allowance for loan losses and the reserve for unfunded loan commitments. In determining the amount of the provision, we consider certain quantitative and qualitative factors including our historical loan loss experience, the volume and type of lending we conduct, the results of our credit review process, the amounts of classified and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values, off-balance sheet exposures, and other factors regarding collectibility and impairment. To the extent we experience, for example, increased levels of documentation deficiencies, adverse changes in collateral values, or negative changes in economic and business conditions which adversely affect our borrowers, our classified loans may increase.  Increases in our classified loans generally result in provisions for credit losses.

During the second quarter of 2006, we made a provision for credit losses of $9.5 million in response to an increase in nonaccrual loans, the credit quality of an acquired portfolio, our analysis of current market conditions related to real estate loans, and organic loan growth.

Our nonaccrual loans increased from $11.5 million at March 31, 2006, to $15.6 million at June 30, 2006. The increase is largely the result of $3.0 million of Cedars-acquired loans and one foreign loan for $3.0 million that were placed on nonaccrual at June 30, 2006, offset by reductions. We charged off $898,000 related to the foreign loan and will submit a claim to our insurer for the $3.0 million balance. Until such time as the insurance proceeds are received, this foreign loan will remain on nonaccrual.

Our integration procedures and internal credit review have indicated that the underlying credit quality of certain of the Cedars-acquired loans was deficient compared to our standards. As a result, we adversely classified certain Cedars-acquired loans in accordance with our criteria. Plans have been put in place to remove these assets from classified status by either strengthening underlying documentation, obtaining additional collateral and/or payments from borrowers, or possibly selling selected loans.

Recent reports on California real estate indicate that housing activity has peaked and has since shown signs of slowing, and that real estate and construction employment has slowed significantly since the beginning of 2006. As a result of this and the other factors cited above, and notwithstanding the strict underwriting standards we believe we have applied to loans we have originated, we increased our allowance for credit losses to recognize the additional credit risks that such factors and market trends have brought to light.

At June 30, 2006, the ratio of our allowance for credit losses to loans, net of unearned income, was 1.51% compared to 1.34% at March 31, 2006. The allowance for total credit losses totaled $51.9 million at June 30, 2006, and was comprised of the allowance for loan losses of $43.4 million and the reserve for unfunded loan commitments of $8.5 million. Although we expect that the actions we are taking to reduce the Company’s nonaccrual and classified loans will be successful, no assurance can be given that we will ultimately be successful and that additional losses will not be recognized.

Noninterest Income.   The following table summarizes noninterest income by category for the periods indicated:

	Quarter Ended(1)
	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005
	(Dollars in thousands)
Service charges and fees on deposit accounts	$1,986	$1,559	$1,511	$1,594	$1,558
Other commissions and fees	1,641	1,554	1,164	1,055	1,076
Gain on sale of loans, net	—	—	129	208	144
Increase in cash surrender value of life insurance	531	421	407	392	412
Other income	178	171	332	265	141
Total noninterest income	$4,336	$3,705	$3,543	$3,514	$3,331

(1)          Our quarterly results include First American subsequent to August 12, 2005, Pacific Liberty subsequent to October 7, 2005, Cedars subsequent to January 4, 2006 and Foothill subsequent to May 9, 2006.

Noninterest income increased for the quarter ended June 30, 2006, compared to each of the other quarterly periods presented due largely to increased commissions and fees for both loan and deposit related services. This increase is due primarily to the increase in the number of loan and deposit accounts and such balances. This category also includes $123,000 of merchant discount fees for the second quarter of 2006 related mostly to the merchant card portfolio acquired in the Cedars and Foothill acquisitions. On May 1, 2006 we sold the merchant card portfolio acquired through the Cedars transaction and we expect to sell the remaining merchant card portfolio during the third quarter. As a result, merchant discount fee income is expected to decline in future periods. Gain on sale of loans was zero for the six months ended June 30, 2006 as we have discontinued selling loans for the foreseeable future.

Noninterest Expense.   The following table summarizes noninterest expense by category for the periods indicated:

	Quarter Ended(1)
	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005
	(Dollars in thousands)
Compensation	$14,865	$15,230	$13,227	$12,107	$11,436
Occupancy	3,905	3,145	2,866	2,819	2,485
Furniture and equipment	981	761	740	679	645
Data processing	1,719	1,335	1,305	1,223	1,221
Other professional services	1,016	1,120	985	1,741	631
Business development	353	347	335	334	260
Communications	749	626	548	516	474
Insurance and assessments	492	472	426	411	433
Intangible asset amortization	1,577	1,149	1,066	915	813
Other	2,832	2,058	2,860	1,468	1,494
Total noninterest expense	$28,489	$26,243	$24,358	$22,213	$19,892
Efficiency ratio	45.7%	47.2%	48.3%	50.1%	49.1%

(1)          Our quarterly results include First American subsequent to August 12, 2005, Pacific Liberty subsequent to October 7, 2005, Cedars subsequent to January 4, 2006 and Foothill subsequent to May 9, 2006.

Noninterest expense for the second quarter of 2006 totaled $28.5 million compared to $19.9 million and $26.2 million for the second quarter of 2005 and the first quarter of 2006. The increase compared to the second quarter of 2005 relates mostly to increased compensation expense resulting from additional staff added through our acquisitions, pay rate increases and increased employee benefit costs. Occupancy costs increased due to additional office locations added by acquisitions, and most other general operating expenses increased due to the four acquisitions completed since July 2005. The second quarter of 2006 also includes approximately $930,000 of merger-related and consolidation costs comprised of (a) compensation, including retention bonuses, for employees assisting in the Foothill conversion, and (b) accruals, primarily facilities related, from consolidating five locations into other branches.

The increase compared to the first quarter of 2006 is due mainly to an increase in most expense categories due to the Foothill acquisition. However, compensation costs and professional fees decreased. Compensation includes a $1.7 million reduction to discretionary incentive compensation accruals which are tied to the Company’s profitability. These accruals may be restored in future quarters depending on the level of the Company’s reported net earnings. Professional fees decreased due to lower legal fees.

Noninterest expense includes amortization of restricted and performance stock, which is included in compensation, and intangible asset amortization. Restricted and performance stock amortization totaled $1.9 million for the second quarter of 2006 compared to $646,000 million for the second quarter of 2005 and $1.6 million for the first quarter of 2006. The increase compared to the prior quarters resulted largely from additional awards made during the first quarter of 2006. Amortization expense for all restricted and performance stock awards is estimated to be $7.0 million for 2006. Intangible asset amortization increased $428,000 for the second quarter of 2006 compared to the first quarter of 2006 due to additional amortization resulting from the Foothill acquisition. We recorded a core deposit intangible of $17.3 million related to the Foothill transaction. Intangible asset amortization is estimated to be $6.3 million for 2006, excluding any effect from the announced Community Bancorp acquisition. The 2006 estimates of both restricted and performance stock award expense and intangible asset amortization are subject to change.

Income Taxes.   Our statutory income tax rate is approximately 42.0%, representing a blend of the statutory federal income tax rate of 35.0% and the California income tax rate of 10.84%. Due to the exclusion from taxable income of income on certain investments, our actual effective income tax rates ranged from 40.7% to 41.0% for the quarters ended June 30, 2006 and 2005.

Balance Sheet Analysis

Loans.   The following table presents the balance of each major category of loans at the dates indicated:

	At June 30, 2006		At December 31, 2005
	Amount	% of total	Amount	% of total
	(Dollars in thousands)
Loan Category:
Domestic:
Commercial	$716,418	21%	$639,393	26%
Real estate, construction	763,861	21	570,080	23
Real estate, mortgage	1,812,484	53	1,117,030	45
Consumer	54,455	2	47,221	2
Foreign:
Commercial	95,692	3	94,930	4
Other, including real estate	7,182	*	8,320	*
Gross loans	3,450,092	100%	2,476,974	100%
Less: unearned income	(15,066)		(9,146)
Less: allowance for loan losses	(43,448)		(27,303)
Total net loans	$3,391,578		$2,440,525

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

The Company’s determination of the allowance for loan losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we present sensitivity information to provide insight regarding the impact adverse changes in risk ratings may have on our allowance for loan losses. The sensitivity information does not imply any expectation of future deterioration in our loans’ risk ratings and it does not necessarily reflect the nature and extent of future changes in the allowance for loan losses due to the numerous quantitative and qualitative factors considered in determining our allowance for loan losses. At June 30, 2006, in the event that 1 percent of our loans were downgraded from the pass to substandard category within our current allowance methodology, the allowance for loan losses would increase by approximately $7.4 million. Given current processes employed by the Company, management believes the risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions that could be significant to the Company’s financial statements.

At June 30, 2006, the allowance for credit losses totaled $51.9 million and was comprised of the allowance for loan losses of $43.4 million and the reserve for unfunded loan commitments of $8.5 million.

The following table presents the changes in our allowance for loan losses for the periods indicated:

	As of or for the
	Quarter Ended June 30, 2006	Year Ended 12/31/05	Quarter Ended June 30, 2005
	(Dollars in thousands)
Balance at beginning of period	$31,501	$24,083	$25,103
Loans charged off:
Commercial	(333)	(1,646)	(195)
Real estate—construction	(29)	—	—
Real estate—mortgage	—	(100)	(11)
Consumer	(39)	(180)	(40)
Foreign	(898)	(1,592)	—
Total loans charged off	(1,299)	(3,518)	(246)
Recoveries on loans charged off:
Commercial	508	2,106	440
Real estate—mortgage	—	11	7
Consumer	20	241	79
Foreign	—	2	—
Total recoveries on loans charged off	528	2,360	526
Net (charge-offs) recoveries	(771)	(1,158)	280
Provision for loan losses	7,620	1,345	2,759
Additions due to acquisitions	5,098	3,033	—
Balance at end of period	$43,448	$27,303	$28,142
Ratios:
Allowance for loan losses to loans, net of unearned income	1.26%	1.11%	1.30%
Allowance for loan losses to nonaccrual loans	278.3%	324.2%	140.8%
Annualized net recoveries (charge-offs) to average loans	(0.10)%	(0.05)%	0.05%

The allowance for loan losses increased by $16.1 million since December 31, 2005 due to the provision made in the second quarter of 2006 and the allowances acquired in the Cedars and Foothill acquisitions. Management believes the allowance for loan losses is adequate. In making its evaluation, management considers certain quantitative and qualitative factors including the Company’s historical loss experience, the volume and type of lending conducted by the Company, the amounts of classified and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values, and other factors regarding the collectibility of loans in the Company’s portfolio.

In addition to the allowance of credit losses, we have a nonaccretable discount, representing the excess of the unpaid balances over the estimated fair values of certain loans acquired in the Cedars acquisition. Such amount totals $3.3 million at June 30, 2006, and is offset against the individual loan balances. At June 30, 2006, the gross amount of these loans is $14.7 million and their carrying amount is $11.4 million.

The following table presents the changes in our reserve for unfunded loan commitments for the periods indicated:

	As of or for the
	Quarter Ended June 30, 2006	Year Ended 12/31/05	Quarter Ended June 30, 2005
	(Dollars in thousands)
Balance at beginning of period	$6,436	$5,424	$5,446
Provision	1,880	75	(2,139)
Additions due to acquisitions	159	169	—
Balance at end of period	$8,475	$5,668	$3,307

The increase in the reserve for unfunded loan commitments during the second quarter of 2006 results from changing commitment levels and the additions from the Cedars and Foothill acquisitions. Management also believes that the reserve for unfunded loan commitments is adequate. In making this determination, we use the same methodology for the reserve for unfunded loan commitments as we do for the allowance for loan losses and consider the same qualitative factors, as well as an estimate of the probability of drawdown of the commitments correlated to their credit risk rating.

The following table presents the changes in our allowance for credit losses:

	As of or for the
	Quarter Ended June 30, 2006	Year Ended 12/31/05	Quarter Ended June 30, 2005
	(Dollars in thousands)
Balance at beginning of period	$37,937	$29,507	$30,549
Provision for credit losses	9,500	1,420	620
Net (charge-offs) recoveries	(771)	(1,158)	280
Additions due to acquisitions	5,257	3,202	—
Balance at end of period	$51,923	$32,971	$31,449
Allowance for credit losses to loans, net of unearned income	1.51%	1.34%	1.45%
Allowance for credit losses to nonaccrual loans	332.6%	391.5%	157.4%
Allowance for credit losses to nonperforming assets	332.6%	391.5%	157.4%

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

Nonaccrual loans increased to $15.6 million, or 0.45% of loans, net of unearned income, at June 30, 2006, from $8.4 million, or 0.34% of loans net of unearned income, at December 31, 2005. The majority of this increase is represented by four collateralized credits which we believe are adequately secured and have appropriate reserves.

As of June 30, 2006, we had no loans past due 90 days and still accruing interest. Management is not aware of any additional significant loss potential that has not already been considered in the estimation of the allowance for credit losses. We believe reserves are adequate on our nonperforming loans to cover the loss exposure as measured by our methodology.

The following table shows the historical trends in our loans, allowance for loan losses, nonperforming assets and key credit quality statistics as of and for the periods indicated:

	As of or for the
	Quarter Ended June 30, 2006	Year Ended 12/31/05	Quarter Ended June 30, 2005
	(Dollars in thousands)
Loans, net of unearned income	$3,435,026	$2,467,828	$2,162,222
Allowance for loan losses	43,448	27,303	28,142
Average loans, net of unearned income	3,163,362	2,231,975	2,154,171
Nonperforming assets:
Nonaccrual loans	$15,613	$8,422	$19,984
Other real estate owned	—	—	—
Nonperforming assets	$15,613	$8,422	$19,984
Charged-off loans	$(1,299)	$(3,518)	$(246)
Recoveries	528	2,360	526
Net (charge-offs) recoveries	$(771)	$(1,158)	$280
Allowance for loan losses to loans, net of unearned income	1.26%	1.11%	1.30%
Allowance for loan losses to nonaccrual loans and leases	278.3	324.2	140.8
Allowance for loan losses to nonperforming assets	278.3	324.2	140.8
Nonperforming assets to loans, net of unearned income and OREO	0.45	0.34	0.92
Annualized net (charge offs) recoveries to average loans, net of unearned income	(0.10)	(0.05)	0.05
Nonaccrual loans to loans, net of unearned income	0.45	0.34	0.92

Deposits.   The following table presents the balance of each major category of deposits at the dates indicated:

	At June 30, 2006		At December 31, 2005
	Amount	% of deposits	Amount	% of deposits
	(Dollars in thousands)
Noninterest-bearing	$1,493,865	47%	$1,179,808	49%
Interest-bearing:
Interest checking	252,105	8	184,293	8
Money market accounts	885,413	28	666,383	28
Savings	146,758	5	104,559	4
Time deposits under $100,000	135,606	4	107,655	4
Time deposits over $100,000	265,757	8	162,663	7
Total interest-bearing	1,685,639	53	1,225,553	51
Total deposits	$3,179,504	100%	$2,405,361	100%

Deposits increased $774.1 million to $3.2 billion at June 30, 2006, from year end 2005. During the first six months of 2006, we acquired $996.0 million in deposits through the Cedars and Foothill acquisitions. After excluding acquired deposits, total deposits declined $221.9 million. Such decline largely represents run-off of higher cost deposits acquired in mergers.

At June 30, 2006, deposits of foreign customers, primarily located in Mexico and Canada, totaled $140.2 million or 4% of total deposits.

Regulatory Matters

The regulatory capital guidelines as well as the actual capital ratios for First National, Pacific Western, and the Company as of June 30, 2006, are as follows:

	Minimum Regulatory Requirements	Actual
	Well Capitalized	Pacific Western	First National	Company Consolidated
Tier 1 leverage capital ratio	5.00%	11.20%	13.67%	12.00%
Tier 1 risk-based capital ratio	6.00%	9.93%	13.40%	10.87%
Total risk-based capital	10.00%	11.17%	14.65%	12.12%

We have issued and outstanding $129.9 million of subordinated debentures to trusts established by us and Foothill, which in turn issued $126.0 million of trust preferred securities. These securities are treated as regulatory capital for purposes of determining the Company’s capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company’s banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, beginning March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity less certain intangibles, including goodwill, core deposit intangibles and customer relationship intangibles, net of any related deferred income tax liability. The regulations currently in effect through December 31, 2008, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for permitted intangibles. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at June 30, 2006. We expect that our Tier I capital ratios will be at or above the existing well-capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

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

Historically, the overall liquidity source of the Banks’ is their core deposit bases. The Banks have not relied on large denomination time deposits. To meet short-term liquidity needs, the Banks maintain balances in Federal funds sold, interest-bearing deposits in other financial institutions and investment securities having maturities of five years or less as well as secured lines of credit. On a consolidated basis, liquid assets (cash, Federal funds sold, interest-bearing deposits in financial institutions and investment securities available-for-sale) as a percentage of total deposits were 12% as of June 30, 2006.

As an additional source of liquidity, the Banks maintain unsecured lines of credit of $120.0 million with correspondent banks for the purchase of overnight funds. These lines are subject to availability of funds. The Banks have also established secured borrowing relationships with the FHLB, which allow the Banks to borrow approximately $563.0 million in the aggregate. The Banks use the secured borrowing facility at the FHLB to fund loan demand in the absence of deposits and to manage liquidity for deposit flows. A portion of the FHLB borrowings are term advances and have been matched against the asset-based lending portfolio acquired in the FC Financial acquisition.

The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from the Banks and our ability to raise capital, issue subordinated debt and secure outside borrowings. On May 16, 2005, we filed a registration statement with the SEC regarding the sale of up to 3,400,000 shares of our common stock, no par value per share, which we may offer and sell, from time to time, in amounts, at prices and on terms that we will determine at the time of any particular offering. To date, we have issued 2,935,766 shares of common stock under this registration statement for net proceeds of $158.5 million including the 1,891,086 shares of common stock issued during the first quarter of 2006 for net proceeds of $109.5 million. We used these proceeds to augment our capital in support of our acquisitions. We expect to use the net proceeds from any additional sales of our securities to fund future acquisitions of banks and other financial institutions, as well as for general corporate purposes. The Company renewed its revolving credit line with U.S. Bank for $70 million. The revolving credit line matures on August 2, 2007 and is secured by a pledge of all of the outstanding capital stock of Pacific Western. The credit agreement requires the Company to maintain certain financial and capital ratios, among other covenants and conditions. This revolving credit line replaces the previous revolving credit line arrangements with U.S. Bank for $50 million and The Northern Trust Company for $20 million which matured on August 3, 2006.

The holding company’s primary source of income is the receipt of dividends from the Banks. The availability of dividends from the Banks is subject to limitations imposed by applicable federal laws and regulations. Dividends paid by national banks such as First National and Pacific Western are regulated by the OCC under its general supervisory authority as it relates to a bank’s capital requirements. A national bank may declare a dividend without the approval of the OCC as long as the total dividends declared in a calendar year do not exceed the total of net profits for that year combined with the retained profits for the preceding two years. The Banks did not pay First Community any dividends during the quarter ended June 30, 2006. The amount of dividends available for payment by the Banks to the holding company at June 30, 2006, was $88.5 million.

Contractual Obligations.   The known contractual obligations of the Company at June 30, 2006, are as follows:

	At June 30, 2006 and Due
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Short-term debt obligations	$279,100	$—	$—	$—	$279,100
Long-term debt obligations	—	45,000	—	129,902	174,902
Operating lease obligations	10,258	27,876	25,220	9,099	72,453
Other contractual obligations	4,178	—	—	—	4,178
Total	$293,536	$72,876	$25,220	$139,001	$530,633

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

The contractual obligations table above does not include our merger-related liability, which was $6.5 million at June 30, 2006. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1. Unaudited Consolidated Financial Statements.”

We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity, and continued deposit gathering activities. We believe we have in place sufficient borrowing mechanisms for short-term liquidity needs.

Off-Balance Sheet Arrangements

Our obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded. At June 30, 2006, our loan-related commitments, including standby letters of credit and financial guarantees, totaled $1.2 billion. The commitments which result in a funded loan increase our profitability through net interest income. Therefore, during the year, we manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources have been and are expected to be sufficient to meet the cash requirements of our lending activities.

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

Market risk sensitive instruments are generally defined as derivatives and other financial instruments, which include investment securities, loans, deposits, and borrowings. At June 30, 2006, we had not used any derivatives to alter our interest rate risk profile or for any other reason. However, both the repricing characteristics of our fixed rate loans and floating rate loans, as well as our significant percentage of noninterest-bearing deposits compared to interest-earning assets, may influence our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, interest-bearing deposits in financial institutions, Federal Reserve Bank and Federal Home Loan Bank stock, investment securities, deposits, borrowings and subordinated debentures.

We measure our interest rate risk position on a monthly basis using three methods: (i) net interest income simulation analysis; (ii) market value of equity modeling; and (iii) traditional gap analysis. The results of these analyses are reviewed by the Executive ALM Committee monthly and the Board ALCO quarterly. If hypothetical changes to interest rates cause changes to our simulated net present value of equity and/or net interest income outside our pre-established limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits. We evaluated the results of our net interest income simulation and market value of equity models prepared as of June 30, 2006. These simulation models demonstrate that our balance sheet is asset-sensitive. An asset-sensitive balance sheet suggests that in a rising interest rate environment, our net interest margin would increase, and during a falling or sustained low interest rate environment, our net interest margin would decrease.

Net interest income simulation.   We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of June 30, 2006. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

This analysis calculates the difference between net interest income forecasted using both increasing and declining interest rate scenarios and net interest income forecasted using a base market interest rate derived from the current treasury yield curve. In order to arrive at the base case, we extend our balance sheet at June 30, 2006 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of June 30, 2006. Based on such repricings, we calculated an estimated net interest income and net interest margin. The effects of certain balance sheet attributes, such as fixed-rate loans, floating rate loans that have reached their floors and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that may vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

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

The following table presents as of June 30, 2006, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points.

Interest rate scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$278,645	13.3%	7.28%	0.84%
Up 200 basis points	$266,945	8.5%	6.98%	0.54%
Up 100 basis points	$257,104	4.5%	6.73%	0.29%
BASE CASE	$246,032	—	6.45%	—
Down 100 basis points	$234,221	(4.8)%	6.14%	(0.30)%
Down 200 basis points	$222,330	(9.6)%	5.83%	(0.61)%
Down 300 basis points	$216,356	(12.1)%	5.68%	(0.77)%

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

The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at June 30, 2006. The following table shows the projected change in the market value of equity for the set of rate shocks presented as of June 30, 2006:

Interest rate scenario	Estimated Market Value	Percentage change From Base	Percentage of total assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$1,176,405	4.6%	25.8%	134.2%
Up 200 basis points	$1,161,578	3.3%	25.5%	132.5%
Up 100 basis points	$1,144,831	1.8%	25.1%	130.6%
BASE CASE	$1,124,313	—	24.7%	128.2%
Down 100 basis points	$1,100,954	(2.1)%	24.1%	125.5%
Down 200 basis points	$1,073,952	(4.5)%	23.6%	122.5%
Down 300 basis points	$1,015,857	(9.6)%	22.3%	115.8%

The results of our market value of equity model indicate that an immediate and sustained increase in interest rates would increase the market value of equity from the base case while a decrease in interest rates would decrease the market value of equity.

Gap analysis.   As part of the interest rate management process, we use a gap analysis. A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest-sensitive assets and interest-bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match the volume of interest sensitive assets and interest bearing liabilities repricing over different time intervals. The following table illustrates the volume and repricing characteristics of our balance sheet at June 30, 2006 over the indicated time intervals:

	At June 30, 2006
	Amounts Maturing or Repricing In
	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Non- sensitive(1)	Total
	(Dollars in thousands)
ASSETS
Cash and deposits in financial institutions	$287	$—	$—	$—	$138,396	$138,683
Federal funds sold	14,000	—	—	—	—	14,000
Investment securities	68,176	65,846	106,912	28,979	—	269,913
Loans, net of unearned income	1,906,694	140,132	939,531	448,669		3,435,026
Other assets	—	—	—	—	700,012	700,012
Total assets	$1,989,157	$205,978	$1,046,443	$477,648	$838,408	$4,557,634
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$—	$—	$—	$—	$1,493,865	$1,493,865
Interest-bearing demand, money market and savings	1,284,276	—	—	—	—	1,284,276
Time deposits	200,634	177,597	23,132	—	—	401,363
Borrowings	239,100	40,000	45,000	—	—	324,100
Subordinated debentures	111,344	10,310	—	8,248	—	129,902
Other liabilities	—	—	—	—	48,798	48,798
Shareholders’ equity	—	—	—	—	875,330	875,330
Total liabilities and shareholders’ equity	$1,835,354	$227,907	$68,132	$8,248	$2,417,993	$4,557,634
Period gap	$153,803	$(21,929)	$978,311	$469,400	$(1,579,585)
Cumulative interest-earning assets	$1,989,157	$2,195,135	$3,241,578	$3,719,226
Cumulative interest-bearing liabilities	$1,835,354	$2,063,261	$2,131,393	$2,139,641
Cumulative gap	$153,803	$131,874	$1,110,185	$1,579,585
Cumulative interest-earning assets to cumulative interest-bearing liabilities	108.4%	106.4%	152.1%	173.8%
Cumulative gap as a percent of:
Total assets	3.4%	2.9%	24.4%	34.7%
Interest-earning assets	4.1%	3.5%	29.9%	42.5%

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

In using this interest rate risk management tool, we focus on the gap sensitivity identified as the cumulative one year gap. The preceding table indicates that we had a positive one year cumulative gap of $131.9 million, or 2.9% of total assets, at June 30, 2006. This gap position suggests that we are asset-sensitive and if rates were to increase, our net interest margin would most likely increase. Conversely, if rates were to fall during this period, interest income would decline by a greater amount than interest expense and net income would decrease. The ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities maturing or repricing within one year at June 30, 2006 is 106.4%. This one year gap position indicates that interest income is likely to be affected to a greater extent than interest expense for any changes in interest rates within one year from June 30, 2006.

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

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

There have been no material developments in our legal proceedings previously reported in Item 3 to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and Current Report on Form 10-Q for the quarter ended March 31, 2006, except as set forth below.

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

Gilbert Litigation

As previously disclosed, in November 2005, along with certain other defendants, we reached an agreement in principle with respect to the class action lawsuit filed in Los Angeles Superior Court pending as Gilbert et. al v. Cohn et al, Case No. BC310846 (the “Gilbert Litigation”). The proposed settlement is subject to the final settlement terms and documentation being agreed upon by First Community, the plaintiffs and other parties who are also contributing to this settlement. Additionally, the settlement is subject to approval by the Los Angeles Superior Court.

The parties to the proposed settlement are still engaged in the process of finalizing their agreement regarding the terms and conditions of the settlement.  In the course of this process, the law firm representing the plaintiffs sought court approval to withdraw as counsel for one of the named plaintiffs, which approval was granted.

While we believe that this settlement, if finalized, will end our exposure to the underlying claims by participating class members, we cannot be certain that a final settlement will be reached or that we will not be subject to further claims by parties related to the same claims who did not participate in the settlement.

ITEM 1A. RISK FACTORS.

The following disclosure updates our disclosure set forth in “Section 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2005.

Ownership of our common stock involves risk. You should carefully consider, in addition to the other information set forth herein, the following risk factors.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

Changes in the interest rate environment may reduce our profits. It is expected that we will continue to realize income from the differential or “spread” between the interest earned on loans, securities and other interest earning assets, and interest paid on deposits, borrowings and other interest bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest earning assets and interest bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. We cannot assure you that we can minimize our interest rate risk. In addition, while an increase in the general level of interest rates may increase our net interest margins and loan yield, it may adversely affect the ability of certain borrowers with variable rate loans to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume and overall profitability.

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

Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and range and quality of products and services provided, including new technology driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services. We also face competition from out-of-state financial intermediaries that have opened low-end production offices or that solicit deposits in our market areas. If we are unable to attract and retain banking customers, we may be unable to continue our loan growth and level of deposits and our results of operations and financial condition may otherwise be adversely affected.

Changes in economic conditions, in particular an economic slowdown in Southern California, could materially and negatively affect our business.

Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. A deterioration in economic conditions, whether caused by national or local concerns, in particular an economic slowdown in Southern California, could result in the following consequences, any of which could hurt our business materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for our products and services may decrease; low cost or noninterest bearing deposits may decrease; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans. These circumstances may lead to an increase in nonaccrual and classified loans, which generally results in a provision for credit losses and in turn reduces the Company’s net earnings. The State of California continues to face fiscal challenges upon which the long term impact on the State’s economy cannot be predicted.

A downturn in the real estate market could negatively affect our business.

A downturn in the real estate market could negatively affect our business because a significant portion (approximately 75% as of June 30, 2006) of our loans is secured by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. Substantially all of our real property collateral is located in Southern

California. If there is a significant decline in real estate values, especially in Southern California, the collateral for our loans would provide less security. Real estate values could be affected by, among other things, an economic slowdown, an increase in interest rates, earthquakes and other natural disasters particular to California.

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

Our operations are subject to extensive regulation by federal governmental authorities, and to a lesser extent state and local authorities, and we are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. We have also applied to federal and state regulators to consolidate our subsidiary banks into a single state-charted bank. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. There are currently proposed laws, rules and regulations that, if adopted, would impact our operations. There can be no assurance that these proposed laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could (i) make compliance much more difficult or expensive, (ii) restrict our ability to originate, broker or sell loans or accept certain deposits, (iii) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us, or (iv) otherwise adversely affect our business or prospects for business. Additionally, in order to conduct certain activities, including acquisitions, we are required to obtain regulatory approval.  There can be no assurance that any required approvals can be obtained, or obtained without conditions or on a timeframe acceptable to us. For more information, please see the section entitled See “Item 1. Business—Supervision and Regulation” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2005.

We are exposed to transactional, currency and legal risk related to our foreign loans that is in addition to risks we face on loans to U.S. based borrowers.

A portion of our loan portfolio is represented by credit we extend and loans we make to businesses located outside the United States, predominantly in Mexico. These loans, which include commercial loans, real estate loans and credit extensions for the financing of international trade, are subject to risks in addition to risks we face with our loans to businesses located in the United States including, but not limited to, currency risk, transaction risk, country risk and legal risk. While these loans are denominated in U.S. dollars, the ability of the borrower to repay may be affected by fluctuations in the borrower’s home country currency relative to the U.S. dollar. Additionally, while most of our foreign loans are insured by U.S. based institutions, guaranteed by a U.S. based entity, or collateralized with U.S. based assets or real property, our ability to collect in the event of default is subject to a number of conditions and we may not be successful in obtaining partial or full repayment. Furthermore, foreign laws may restrict our ability to foreclose on, take a security interest in, or seize collateral located in the foreign country.

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

Our ability to pay dividends to our shareholders is subject to the restrictions set forth in California law. In addition, our ability to pay dividends to our shareholders is restricted in specified circumstances under indentures governing the trust preferred securities we have issued and under the revolving credit agreements to which we are a party. See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters—Dividends” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2005 for more information on these restrictions. We cannot assure you that we will meet the criteria specified under California law or under these agreements in the future, in which case we may reduce or stop paying dividends on our common stock.

The primary source of our income from which we pay dividends is the receipt of dividends from our Banks.

The availability of dividends from the Banks is limited by various statutes and regulations. It is possible, depending upon the financial condition of the bank in question and other factors, that the Board of Governors of the Federal Reserve System, and/or the Office of the Comptroller of the Currency could assert that payment of dividends or other payments is an unsafe or unsound practice. In the event our subsidiaries were unable to pay dividends to us, we in turn would likely have to reduce or stop paying dividends on our common stock. Our failure to pay dividends on our common stock could have a material adverse effect on the market price of our common stock. See “Item 1. Business—Supervision and Regulation” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2005 for additional information on the regulatory restrictions to which we and our Banks are subject.

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

In accordance with accounting principles generally accepted in the United States, we maintain an allowance for loan losses to provide for loan defaults and non-performance and a reserve for unfunded loan commitments, which when combined, we refer to as the allowance for credit losses. Our allowance for credit losses may not be adequate to cover actual credit losses, and future provisions for credit losses could materially and adversely affect our operating results. Our allowance for credit losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for credit losses. While we believe that our allowance for credit losses is adequate to cover current losses, we cannot assure you that we will not further increase the allowance for credit losses or that regulators will not require us to increase this allowance. Either of these occurrences could materially and negatively affect our earnings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II to our Annual Report on Form 10-K for the year ended December 31, 2005 for more information.

Our acquisitions may subject us to unknown risks.

We have acquired 17 financial institutions since our formation in 2000, including the two subsidiaries around which the Company was formed. Additionally, we have announced the acquisition of Community Bancorp, currently scheduled to close in the fourth quarter of 2006. Certain events may arise after the date of an acquisition, or we may learn of certain facts, events or circumstances after the closing of an acquisition, that may affect our financial condition or performance or subject us to risk of loss. These events include, but are not limited to: litigation resulting from circumstances occurring at the acquired entity prior to the date of acquisition; loan downgrades and credit loss provisions resulting from underwriting of certain acquired loans determined not to meet our credit standards; personnel changes that cause instability within a department; delays in implementing new policies or procedures, or the failure to apply new policies or procedures; and, other events relating to the performance of our business. Acquisitions involve inherent uncertainty and we cannot determine all potential events, facts and circumstances that could result in loss, or give assurances that our investigation or mitigation efforts will be sufficient to protect against any such loss.

Concentrated ownership of our common stock creates a risk of sudden changes in our share price.

As of July 31, 2006, directors and members of our executive management team owned or controlled approximately 11.3% of our common stock, excluding shares that may be issued to executive officers upon payment of restricted and performance stock awards and exercise of stock options. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our common stock. In addition, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly.

Our largest shareholder is a registered bank holding company and the activities and regulation of such shareholder may affect the permissible activities of the Company.

Castle Creek Capital, LLC, which we refer to as Castle Creek, is controlled by our chairman, John M. Eggemeyer, and beneficially owned approximately 7.1% of the Company as of July 31, 2006. Castle Creek is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and is regulated by the Board of Governors of the Federal Reserve System, or FRB. Under FRB guidelines, holding companies must be a “source of strength” for their subsidiaries. See “Item 1. Business—Supervision and Regulation—Bank Holding Company Regulation” in Part I to our Annual Report on Form 10-K for the year ended December 31, 2005 for more information. Regulation of Castle Creek by the FRB may adversely affect the activities and strategic plans of the Company should the FRB determine that Castle Creek or any other company in which Castle Creek has invested has engaged in any unsafe or unsound banking practices or activities. While we have no reason to believe that the FRB is proposing to take any action with respect to Castle Creek that would adversely affect the Company, we remain subject to such risk.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Repurchases of Common Stock

Through the Company’s Directors Deferred Compensation Plan, or the DDCP, participants in the DDCP may invest deferred amounts in the Company’s common stock. The Company has the discretion whether to track purchases of common stock as if made, or to fully fund the DDCP via actual purchases of common stock with deferred amounts. Purchases of Company common stock by the rabbi trust of the DDCP are considered repurchases of common stock by the Company since the rabbi trust is an asset of the Company. Actual purchases of Company common stock via the DDCP are made through open market purchases pursuant to the terms of the DDCP, which since the amendment of the DDCP in August 2003 includes a predetermined formula and schedule for the purchase of such stock in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. Pursuant to the terms of the DDCP, generally, purchases are actually made or deemed to be made in the open market on the 15th of the month (or the next trading day) following the day on which deferred amounts are contributed to the DDCP. The table below summarizes the purchases actually made by the DDCP during the quarter ended June 30, 2006.

	Total Shares Purchased	Average Price Per Share	Shares Purchased As Part of a Publicly- Announced Program	Maximum Shares Still Available for Repurchase
April 1 – April 30, 2006	—	—	N/A	N/A
May 1 – May 31, 2006	—	—	N/A	N/A
June 1 – June 30, 2006	2,934	$60.04	N/A	N/A
Total	2,934	$60.04	N/A	N/A

On May 3, 2006, our Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock over the next twelve months, subject to market conditions and corporate and regulatory requirements. As of June 30, 2006 no shares have been repurchased. The stock repurchase program may be limited or terminated at any time without prior notice.

ITEM 4. Submission of Matters to a Vote of Security Holders

(a)          The Company held its annual meeting of shareholders on April 19, 2006.

(b)         The following directors were elected at the annual meeting to serve until the next annual meeting of shareholders and thereafter until their successors are duly elected and qualified:

Stephen M. Dunn
John M. Eggemeyer
Barry C. Fitzpatrick
Susan E. Lester
Timothy B. Matz
Arnold W. Messer
Daniel B. Platt
Robert A. Stine
Matthew P. Wagner
David S. Williams

(c)          At the annual meeting, shareholders voted on: (1) the Agreement and Plan of Merger by and between First Community Bancorp and Foothill Independent Bancorp pursuant to which Foothill Independent Bancorp will merge with and into First Community Bancorp with First Community Bancorp being the surviving corporation and shares of First Community common stock would be issued to Foothill stockholders in exchange for their shares of Foothill Independent Bancorp; (2) the election of the Company’s directors; (3) an amendment to First Community’s articles of incorporation to increase the shares authorized for issuance from 30,000,000 to 50,000,000; and (4) an amendment and restatement of the Company’s 2003 Stock Incentive Plan to increase the aggregate number of shares available for issuance under the plan from 2,500,000 to 3,500,000. All nominees for director were elected and the other measures were approved. The results of the voting were as follows:

Matter	Votes For	Votes Against	Withheld	Abstentions	Broker Non-votes
Approval of the principal terms of the Agreement and Plan of Merger by and between First Community Bancorp and Foothill Independent Bancorp, dated as of December 14, 2005, and the issuance of shares of First Community common stock to be issued in connection with the merger to Foothill stockholders	14,909,253	70,449	—	18,960	2,812,266
Election of Directors:
Stephen M. Dunn	17,403,781	—	407,147	—	—
John M. Eggemeyer	15,467,445	—	2,343,483	—	—
Barry C. Fitzpatrick	16,875,086	—	935,842	—	—
Susan E. Lester	17,176,178	—	634,750	—	—
Timothy B. Matz	16,516,263	—	1,924,665	—	—
Arnold W. Messer	16,875,379	—	935,549	—	—
Daniel B. Platt	17,244,572	—	566,356	—	—
Robert A. Stine	17,245,422	—	565,506	—	—
Matthew P. Wagner	17,403,281	—	407,647	—	—
David S. Williams	16,716,077	—	1,094,851	—	—
Amendment to First Community’s articles of incorporation to increase the maximum amount of authorized shares of common stock from 30,000,000 to 50,0000	17,584,044	206,450	—	20,434	—
To approve an increase in the authorized number of shares available for issuance under First Community’s 2003 Stock Incentive Plan from 2,500,000 to 3,500,000	11,230,022	3,739,271	—	29,369	2,812,266

ITEM 6. Exhibits

Exhibit Number	Description
3.1	Restated Articles of Incorporation of First Community Bancorp, dated April 26, 2006 (Exhibit 3.1 to Form 10-Q filed on May 5, 2006 and incorporated herein by this reference).
3.2	Bylaws of First Community Bancorp, as amended to date (Exhibit 4.2 to Form S-3 filed on June 11, 2002 and incorporated herein by this reference).
10.1	Amended and Restated Revolving Credit Agreement, dated as of August 3, 2006, by and between U.S. Bank, N.A., and First Community Bancorp.
10.2	Pledge Agreement, dated as of August 3, 2006, by and between U.S. Bank, N.A. and First Community Bancorp.
10.22*	Change in Control Severance Agreement, dated July 25, 2006, applicable to the executive officers of First Community Bancorp and certain senior officers of First Community Bancorp and its subsidiaries.
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

                 * Management contract or compensatory plan or arrangement.

We have not included as exhibits certain instruments with respect to our long-term debt, the amount of debt authorized under each of which does not exceed 10% of our total assets, and we agree to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY BANCORP
Date: August 9, 2006
/s/ VICTOR R. SANTORO
Victor R. Santoro
Executive Vice President and Chief Financial Officer