Form 10-Q
period 2006-09-30
FIRST COMMUNITY BANCORP /CA/
filed 2006-11-08
CIK 1102112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 00-30747

FIRST COMMUNITY BANCORP

(Exact name of registrant as specified in its charter)

CALIFORNIA	33-0885320
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
401 West “A” Street
San Diego, California	92101-7917
(Address of principal executive offices)	(Zip Code)
(619) 233-5588
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

As of November 3, 2006 there were 28,978,229 shares of the registrant’s common stock outstanding, excluding 674,514 shares of unvested restricted stock.

PART I—FINANCIAL INFORMATION

ITEM 1.                Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Assets:
Cash and due from banks	$116,057	$100,662
Federal funds sold	10,500	4,600
Total cash and cash equivalents	126,557	105,262
Interest-bearing deposits in financial institutions	287	90
Investments:
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	31,646	26,753
Securities available-for-sale (amortized cost of $205,852 at September 30, 2006 and $216,765 at December 31, 2005)	203,306	212,601
Total investments	234,952	239,354
Loans, net of unearned income	3,542,595	2,467,828
Less: allowance for loan losses	(43,943)	(27,303)
Net loans	3,498,652	2,440,525
Premises and equipment, net	29,334	19,063
Accrued interest receivable	17,153	12,006
Goodwill	543,892	295,890
Core deposit and customer relationship intangibles	43,083	27,298
Cash surrender value of life insurance	68,083	56,207
Other assets	39,481	30,716
Total assets	$4,601,474	$3,226,411
Liabilities and Shareholders’ Equity:
Deposits:
Noninterest-bearing	$1,354,726	$1,179,808
Interest-bearing	1,667,128	1,225,553
Total deposits	3,021,854	2,405,361
Accrued interest payable and other liabilities	41,841	38,318
Borrowings	513,400	160,300
Subordinated debentures	129,902	121,654
Total liabilities	3,706,997	2,725,633
Shareholders’ equity:
Preferred stock, no par value; Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, no par value; Authorized 50,000,000 shares; issued and outstanding 24,985,788 and 18,346,566 at September 30, 2006 and December 31, 2005 (includes 685,681 and 405,831 shares of unvested restricted stock, respectively)	760,870	400,868
Retained earnings	135,084	102,325
Accumulated other comprehensive loss—unrealized losses on securities available-for-sale, net	(1,477)	(2,415)
Total shareholders’ equity	894,477	500,778
Total liabilities and shareholders’ equity	$4,601,474	$3,226,411

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans	$74,726	$44,533	$203,005	$123,082
Interest on federal funds sold	62	564	192	866
Interest on deposits in financial institutions	4	2	24	5
Interest on investment securities	2,730	1,635	7,484	5,680
Total interest income	77,522	46,734	210,705	129,633
Interest expense:
Deposits	8,617	3,014	21,382	7,420
Borrowings	4,238	740	9,519	2,501
Subordinated debentures	2,922	2,200	8,069	6,135
Total interest expense	15,777	5,954	38,970	16,056
Net interest income	61,745	40,780	171,735	113,577
Provision for credit losses	—	—	9,600	1,420
Net interest income after provision for credit losses	61,745	40,780	162,135	112,157
Noninterest income:
Service charges and fees on deposit accounts	2,412	1,594	5,957	4,856
Other commissions and fees	1,624	1,055	4,819	3,128
Gain on sale of loans, net	—	208	—	467
Increase in cash surrender value of life insurance	616	392	1,568	1,221
Other income	124	265	473	675
Total noninterest income	4,776	3,514	12,817	10,347
Noninterest expense:
Compensation	15,708	12,107	45,803	35,396
Occupancy	3,809	2,819	10,859	7,867
Furniture and equipment	1,073	679	2,815	1,990
Data processing	1,773	1,223	4,827	3,564
Other professional services	1,529	1,741	3,665	3,563
Business development	327	334	1,027	853
Communications	839	516	2,214	1,445
Insurance and assessments	716	411	1,680	1,289
Intangible asset amortization	1,791	915	4,517	2,541
Other	2,691	1,468	7,581	4,548
Total noninterest expense	30,256	22,213	84,988	63,056
Earnings before income taxes and cumulative effect of accounting change	36,265	22,081	89,964	59,448
Income taxes	14,890	9,087	36,877	24,374
Net earnings before cumulative effect of accounting change	$21,375	$12,994	$53,087	$35,074
Cumulative effect on prior years (to December 31, 2005) of changing the method of accounting for stock-based compensation forfeitures	—	—	142	—
Net earnings	$21,375	$12,994	$53,229	$35,074
Per share information
Number of shares (weighted average):
Basic	24,252.3	16,425.3	22,064.3	16,087.3
Diluted	24,407.6	16,747.6	22,289.4	16,449.9
Basic earnings per share:
Net earnings before accounting change	$0.88	$0.79	$2.41	$2.18
Accounting change(1)	—	—	—	—
Basic earnings per share	$0.88	$0.79	$2.41	$2.18
Diluted earnings per share:
Net earnings before accounting change	$0.88	$0.78	$2.39	$2.13
Accounting change(1)	—	—	—	—
Diluted earnings per share	$0.88	$0.78	$2.39	$2.13
Dividends declared per share	$0.32	$0.25	$0.89	$0.72

(1)                Less than $0.01 per share for the nine months ended September 30, 2006.

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Net earnings	$21,375	$12,994	$53,229	$35,074
Other comprehensive income, net of related income taxes:
Unrealized holding gains (losses) on securities arising during the period	1,309	(713)	938	(572)
Comprehensive income	$22,684	$12,281	$54,167	$34,502

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$53,229	$35,074
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	8,106	6,477
Provision for credit losses	9,600	1,420
Gain on sale of loans	—	(467)
Gain on sale of premises and equipment	(6)	(2)
Restricted stock amortization	5,322	2,793
Excess tax benefits from stock option exercises and restricted and performance stock vesting	(6,593)	(1,699)
Increase (decrease) in accrued and deferred income taxes, net	4,529	823
Decrease (increase) in other assets	3,738	2,507
(Decrease) increase in accrued interest payable and other liabilities	(20,473)	(1,365)
Dividends on FHLB stock	(583)	(362)
Net cash provided by operating activities	56,869	45,199
Cash flows from investing activities:
Net cash and cash equivalents paid in acquisitions	(24,712)	61,492
Net increase in net loans	(179,821)	(84,932)
Proceeds from sale of loans	4,859	7,520
Net decrease in deposits in financial institutions	1,698	650
Proceeds from sales of acquired securities	32,050	—
Maturities and repayments of investment securities	59,225	53,907
Purchases of investment securities	(2,039)	—
Net redemption (purchases) of FRB and FHLB stock	2,773	(37,379)
Purchases of premises and equipment, net	(5,268)	(221)
Proceeds from sale of other real estate owned	37	(2,103)
Proceeds from sale of premises and equipment	8	64
Net cash used in investing activities	(111,190)	(1,002)
Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposits	(182,667)	86,428
Net decrease in interest-bearing deposits	(196,830)	(325,956)
Proceeds from issuance of common stock	109,456	49,046
Net proceeds from exercise of stock options and vesting of restricted stock	6,434	1,653
Excess tax benefits from stock option exercises and restricted and performance stock vesting	6,593	1,699
Net increase in borrowings	353,100	21,000
Cash dividends paid	(20,470)	(11,474)
Net cash provided by (used in) financing activities	75,616	(177,604)
Net increase (decrease) in cash and cash equivalents	21,295	(133,407)
Cash and cash equivalents at beginning of period	105,262	319,281
Cash and cash equivalents at end of period	$126,557	$185,874
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$36,510	$15,384
Cash paid during period for income taxes	32,431	24,077
Transfer from loans to loans held-for-sale	4,888	7,087
Transfer of loans to other real estate owned	—	43

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
	(Dollars in thousands, except share data)
Balance at December 31, 2005	18,346,566	$400,868	$102,325	$(2,415)	$500,778
Net earnings	—	—	53,229	—	53,229
Exercise of stock options	408,420	8,634	—	—	8,634
Tax benefits from exercise of options and vesting of restricted stock	—	6,593	—	—	6,593
Issuance of common stock	1,891,086	109,456	—	—	109,456
Issuance of common stock	3,946,912	232,197	—	—	232,197
Restricted stock awarded, net of shares surrendered and forfeited	392,804	(2,200)	—	—	(2,200)
Earned stock award compensation, net	—	5,322	—	—	5,322
Cash dividends paid ($0.89 per share)	—	—	(20,470)	—	(20,470)
Other comprehensive income—net unrealized loss on securities available-for-sale, net of tax effect of $679 thousand	—	—	—	938	938
Balance at September 30, 2006	24,985,788	$760,870	$135,084	$(1,477)	$894,477

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1—BASIS OF PRESENTATION

We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our banking subsidiaries. As of September 30, 2006, those subsidiaries were First National Bank, which we refer to as First National, and Pacific Western Bank, or Pacific Western. We refer to Pacific Western and First National herein as the “Banks” and when we say “we”, “our” or the “Company”, we mean the Company on a consolidated basis with the Banks. When we refer to “First Community” or to the holding company, we are referring to the parent company on a stand-alone basis.

As part of the previously announced plan of consolidation and conversion, Pacific Western National Bank, a former wholly-owned subsidiary of First Community, filed an application with the California Department of Financial Institutions, or DFI, to convert from a national banking charter to a state-chartered bank under the name of Pacific Western Bank. This application was approved and the conversion of Pacific Western to a state chartered bank occurred on September 13, 2006. Pacific Western also filed a notice with the Federal Reserve Bank of San Francisco to withdraw from membership in the Federal Reserve System and become a “nonmember” bank at the time of its conversion. Additionally, on October 26, 2006, following the completion of the acquisition of Community Bancorp Inc. and the subsequent merger of Community National Bank, a wholly-owned subsidiary of Community Bancorp Inc., with and into First National, the Company completed its plan of consolidation by merging First National with and into Pacific Western, with Pacific Western as the surviving entity in an “as if” pooling transaction.

We have completed 18 acquisitions since May 2000 including the Community Bancorp acquisition in October 2006. These include the merger whereby the former Rancho Santa Fe National Bank and First Community Bank of the Desert became wholly-owned subsidiaries of the Company in a pooling-of-interests transaction. The other acquisitions have been accounted for using the purchase method of accounting and, accordingly, their operating results have been included in the consolidated financial statements from their respective dates of acquisition.

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

(b)   Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates. Material estimates subject to

NOTE 1—BASIS OF PRESENTATION (Continued)

change in the near term include, among other items, the allowance for credit losses, the carrying values of intangible assets and the realization of deferred tax assets.

(c)   Reclassifications

Certain prior period amounts have been reclassified to conform to the current year’s presentation.

NOTE 2—ACQUISITIONS

From January 1, 2005, through September 30, 2006, we completed the following four acquisitions using the purchase method of accounting, and accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective dates of acquisition:

	First American Bank	Pacific Liberty Bank	Cedars Bank	Foothill Independent Bank
	August 2005	October 2005	January 2006	May 2006
	(Dollars in thousands)
Assets Acquired:
Cash and cash equivalents	$121,229	$30,765	$34,474	$60,844
Interest-bearing deposits in other banks	—	—	1,796	99
Investment securities	1,607	990	3,355	50,406
Loans	106,244	119,245	355,167	535,975
Premises and equipment	4,458	32	1,234	6,964
Goodwill	37,715	24,335	75,521	172,555
Core deposit intangible assets	6,529	1,781	2,992	17,311
Other assets	8,111	6,137	14,318	50,919
	285,893	183,285	488,857	895,073
Liabilities Assumed:
Noninterest-bearing deposits	(89,664)	(45,894)	(92,216)	(265,369)
Interest bearing deposits	(127,772)	(96,285)	(269,189)	(369,216)
Accrued interest payable and other liabilities	(8,771)	(4,479)	(7,452)	(28,261)
Total liabilities assumed	(226,207)	(146,658)	(368,857)	(662,846)
Total consideration paid by First Community	$59,686	$36,627	$120,000	$232,227
Deal value:
Cash paid for common stock and stock options by First Community	$59,686	$—	$120,000	$30
Fair value of common stock issued	—	36,627	—	232,197
Total consideration paid by First Community	$59,686	$36,627	$120,000	$232,227
Cash paid for stock options by acquiree	2,623	4,999	—	10,232
Total deal value	$62,309	$41,626	$120,000	$242,459

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

NOTE 2—ACQUISITIONS (Continued)

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

Community Bancorp Inc.

On October 26, 2006, we acquired Community Bancorp Inc., or Community Bancorp, based in Escondido, California. We issued 4,677,908 shares of our common stock to the Community Bancorp shareholders and caused Community Bancorp to pay $6.1 million in cash for all outstanding options to purchase Community Bancorp common stock. The aggregate deal value for financial reporting purposes was approximately $268.7 million. At the time of the acquisition, Community Bancorp was merged with and into the Company and Community National Bank, a wholly-owned subsidiary of Community Bancorp, was merged with and into First National. We made this acquisition to expand our presence in the San Diego and Riverside Counties of California.

Preliminary purchase price allocations for the Community Bancorp acquisition

An unaudited summary of First Community’s preliminary purchase price allocations for the Community Bancorp acquisition follows. These purchase price allocations are based on estimates and are subject to change as more information becomes available and after final analysis of the fair values of both tangible and intangible assets acquired and liabilities assumed are completed. Accordingly, the final fair value adjustments may be materially different from those presented in this report.

NOTE 2—ACQUISITIONS (Continued)

Community Bancorp
(Unaudited)
(Dollars in thousands)
Assets acquired or to be acquired:
Cash and investments	$38,983
Loans, net	717,852
Intangible assets	204,216
Other assets	34,446
Total assets acquired	995,497
Liabilities assumed or to be assumed:
Deposits	656,773
Other liabilities	76,125
Total liabilities assumed	732,898
Total consideration excluding cash paid for options	$262,599

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

The following table presents the activity in the merger-related liability account for the nine months ended September 30, 2006. The reversals, which have reduced goodwill, relate mostly to the estimated tax consequences for the surrender of certain life insurance policies acquired with Foothill that we have subsequently determined to retain. The liability does not include any amounts related to the Community Bancorp acquisition.

	Severance and Employee- related	System Conversion and Integration	Facilities- related	Other	Total
	(Dollars in thousands)
Balance at December 31, 2005	$—	$80	$1,732	$690	$2,502
Additions	5,438	2,159	940	5,642	14,179
Non-cash write-downs and other	—	(2)	—	—	(2)
Reversals	—	—	—	(1,237)	(1,237)
Cash outlays	(5,301)	(2,158)	(1,035)	(4,197)	(12,691)
Balance at September 30, 2006	$137	$79	$1,637	$898	$2,751

NOTE 2—ACQUISITIONS (Continued)

Unaudited Pro Forma Information for Purchase Acquisitions

The following table presents our unaudited pro forma results of operations for the quarters and nine months ended September 30, 2006 and 2005 as if the First American, Pacific Liberty, Cedars, Foothill and Community Bancorp acquisitions described above had been completed at the beginning of 2005. The unaudited pro forma results of operations include: (1) the historical accounts of the Company, First American, Pacific Liberty, Cedars, Foothill and Community Bancorp, and (2) pro forma adjustments, as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of our future operating results or operating results that would have occurred had these acquisitions been completed at the beginning of 2005. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions other than sales of investment securities.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollar in thousands, except per share data)
Revenues (net interest income plus noninterest income)	$81,171	$75,479	$242,208	$210,141
Net earnings	$25,285	$20,133	$65,785	$55,354
Net income per share:
Basic	$0.88	$0.70	$2.30	$1.93
Diluted	$0.87	$0.69	$2.27	$1.90

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

Intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment annually. The amortization expense represents the estimated decline in the value of the underlying deposits or loan customers acquired. The estimated aggregate amortization expense related to the intangible assets is expected to range from $5.2 million to $6.8 million for each of the next five years and is expected to total $29.9 million over this time horizon; these amounts exclude any amortization related to the recently completed Community Bancorp acquisition. We recorded $20.3 million of core deposit intangible assets related to the Cedars and Foothill acquisitions during 2006.

The goodwill recorded has been assigned to our one reporting unit, banking, and none of the goodwill is deductible for income tax purposes. The carrying amount of goodwill was $543.9 million at September 30, 2006 and $295.9 million at December 31, 2005. The increase relates to the Cedars and Foothill acquisitions.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The following table presents the changes in goodwill for the nine months ended September 30, 2006:

Nine Months Ended
September 30, 2006
(Dollars in thousands)
Balance as of January 1, 2006	$295,890
Acquisitions	248,076
Miscellaneous reductions	(74)
Balance as of September 30, 2006	$543,892

The following table presents the changes in the gross amounts of core deposit and customer relationship intangibles and the related accumulated amortization for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Gross amount:
Balance as of January 1,	$37,956	$29,646
Additions	20,302	6,528
Balance as of September 30,	58,258	36,174
Accumulated amortization:
Balance as of January 1,	(10,658)	(7,051)
Amortization	(4,517)	(2,541)
Balance as of September 30,	(15,175)	(9,592)
Net balance as of September 30,	$43,083	$26,582

NOTE 4—INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale as of September 30, 2006 are as follows:

	September 30, 2006
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
U.S. Treasury securities	$1,684	$—	$5	$1,679
U.S. government agency securities	64,314	112	277	64,149
Municipal securities	9,924	92	38	9,978
Mortgage-backed and other securities	129,930	191	2,621	127,500
Total	$205,852	$395	$2,941	$203,306

NOTE 4—INVESTMENT SECURITIES (Continued)

The contractual maturity distribution based on amortized cost and fair value as of September 30, 2006, is shown below. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity distribution as of September 30, 2006
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$51,502	$51,257
Due after one year through five years	36,399	36,185
Due after five years through ten years	13,884	13,639
Due after ten years	104,067	102,225
Total	$205,852	$203,306

The following table presents the fair value and unrealized losses on securities that were temporarily impaired as of September 30, 2006:

	Impairment Period
	Less than 12 months		12 months or longer		Total
Descriptions of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Treasury securities	$981	$5	$—	$—	$981	$5
U.S. government agency securities	—	—	37,035	277	37,035	277
Municipal securities	1,006	1	1,942	37	2,948	38
Mortgage-backed and other securities	65	—	99,668	2,621	99,733	2,621
Total temporarily impaired securities	$2,052	$6	$138,645	$2,935	$140,697	$2,941

All individual securities that have been in a continuous unrealized loss position for 12 months or longer at September 30, 2006 were securities that have been issued by the U.S. government or U.S. agencies and have a AAA credit rating as determined by various rating agencies. These securities have fluctuated in value since their purchase dates because of changes in market interest rates. We concluded that the continuous unrealized loss position for the past 12 months on our securities is a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay and are, therefore, temporarily impaired. At September 30, 2006, we had the ability and intent to hold these securities until their fair value recovers to their cost. After reviewing the build-up in our outstanding borrowings and the effect such build-up has had on our net interest margin, we decided on October 19, 2006, to reduce our borrowings by selling a portion of our investment securities. As a result, on October 23, 2006, we sold $101.8 million of our mortgage-backed securities at an after tax loss of $1.3 million. We believe this sale of securities does not conflict with our assertion that we had the intent and ability to hold our securities at September 30, 2006, because the decision to sell such securities was made during the fourth quarter.

NOTE 5—NET EARNINGS PER SHARE

The following is a summary of the calculation of basic and diluted net earnings per share for the quarters ended September 30, 2006 and 2005:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Net earnings before cumulative effect of accounting change	$21,375	$12,994	$53,087	$35,074
Accounting change	—	—	142	—
Net earnings	$21,375	$12,994	$53,229	$35,074
Weighted average shares outstanding used for basic net earnings per share	24,252.3	16,425.3	22,064.3	16,087.3
Effect of restricted stock and dilutive stock options	155.3	322.3	225.1	362.6
Diluted weighted average shares outstanding	24,407.6	16,747.6	22,289.4	16,449.9
Basic earnings per share:
Net earnings before accounting change	$0.88	$0.79	$2.41	$2.18
Accounting change(1)	—	—	—	—
Basic earnings per share	$0.88	$0.79	$2.41	$2.18
Diluted earnings per share:
Net earnings before accounting change	$0.88	$0.78	$2.39	$2.13
Accounting change(1)	—	—	—	—
Diluted earnings per share	$0.88	$0.78	$2.39	$2.13

(1)          Less than $0.01 per share for the nine months ended September 30, 2006.

In calculating the common stock equivalents for purposes of diluted earnings per share, we selected the alternative transition method provided by FASB Staff Position FAS123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. Diluted earnings per share does not include all potentially dilutive shares that may result from outstanding stock options and restricted and performance stock awards that may eventually vest. The number of common shares underlying stock options and shares of restricted and performance stock which were outstanding but not included in the calculation of diluted net earnings per share were 665,767 and 639,980 for the quarters ended September 30, 2006 and 2005 and 595,394 and 599,647 for the nine months ended September 30, 2006 and 2005.

NOTE 6—STOCK COMPENSATION

Accounting Change

We adopted SFAS No. 123 (revised 2004), Share Based Payment (“SFAS 123R”) on January 1, 2006. SFAS 123R applies to all stock-based compensation transactions in which an entity acquires employee or director services by either issuing stock or other equity instruments, such as stock options, restricted and performance stock, and/or stock appreciation rights, or incurring liabilities that are based on an entity’s stock price, and requires entities that engage in these transactions to recognize compensation expense based on the fair value of the stock or other equity instrument either issued, modified, or settled. We adopted SFAS 123R using the modified prospective approach. Under this approach, compensation expense is recognized for (1) new share-based payment awards (e.g., stock options, restricted stock, and performance stock), (2) awards that are modified, repurchased, or cancelled after December 31, 2005, and (3) the remaining portion of the requisite service under previously granted unvested stock awards as of

NOTE 6—STOCK COMPENSATION (Continued)

December 31, 2005. The Company has been recognizing compensation expense related to stock options awarded after January 1, 2003. All stock options had vested as of March 31, 2006; accordingly, there is no further effect on our financial statements for our outstanding stock options. We have recognized compensation expense for all restricted and performance stock awards since the dates on which they were awarded.

As permitted under formerly effective accounting rules, we did not consider estimated forfeitures of stock awards during the amortization period and recognized the effect of forfeitures as they occurred. As required by SFAS 123R we recognized the cumulative effect of estimated forfeitures for unvested restricted stock awards as of December 31, 2005, by increasing our first quarter 2006 earnings by $242,000. The after tax effect of this adjustment was to increase net earnings by $142,000, or less than $0.01 per share on a year-to-date basis. SFAS 123R also requires us to use estimated forfeitures in recognizing stock compensation expense beginning January 1, 2006, and to true-up such expense when forfeitures occur. Amortization expense for all restricted and performance stock awards is estimated to be $7.5 million for 2006 and includes an estimate for forfeitures. As of September 30, 2006, unrecognized stock-based compensation expense was $27.9 million. When we made restricted and performance stock awards prior to January 1, 2006, we established an unearned equity compensation contra account within our shareholders’ equity equal to the market value of our common stock underlying the award on the award date. SFAS 123R required us to eliminate the unearned equity compensation account on January 1, 2006, by reclassifying it to common stock. Such reclassification had no effect on the amount of the Company’s shareholders’ equity.

Restricted and Performance Stock.

At September 30, 2006, there were outstanding 343,181 shares of unvested restricted common stock, 57,500 shares of unvested performance common stock awarded in 2003, and 285,000 shares of unvested performance common stock awarded in 2006. The awarded shares of restricted common stock vest over a service period of three to four years from date of the grant. The awarded shares of performance common stock vest in full or in part on the date the Compensation, Nominating and Governance (“CNG”) Committee of the Board of Directors, as Administrator of the Company’s 2003 Stock Incentive Plan, as amended and restated (the 2003 “Plan”), determines that the Company achieved certain financial goals established by the CNG Committee as set forth in the grant documents. During the first quarter of 2006, the CNG Committee determined that certain financial goals were met and vested 57,500 shares of the performance common stock awarded in 2003. We expect the remaining shares of unvested performance stock awarded in 2003 to vest during the first quarter of 2007. The unvested performance stock awarded in 2006 expires in 7 years and is currently expected to vest during the first quarter of 2013. Both restricted common stock and performance common stock vest immediately upon a change in control of the Company as defined in the 2003 Plan.

A summary of the status of our restricted and performance stock outstanding and the change during the year is presented in the table below:

	Shares	Weighted average fair value on award date
Outstanding at December 31, 2005	405,831	$36.27
Awarded	447,250	55.24
Vested	(151,196)	33.24
Forfeited	(16,204)	43.87
Outstanding at September 30, 2006	685,681	$49.13

NOTE 6—STOCK COMPENSATION (Continued)

The following table summarizes information about outstanding restricted and performance stock awards at September 30, 2006:

	At award date		Vesting		Forfeited		Outstanding at September 30, 2006
	Number of shares awarded	Weighted average fair value	Number of shares vested	Weighted average fair value on award date	Number of shares	Weighted average fair value on award date	Number of shares	Weighted average fair value on award date	Weighted average fair value at 9/30/06(1)	Weighted average remaining contractual life
									(Dollars in thousands)
Restricted stock awarded in:
2003	205,000	$32.41	125,017	$32.62	41,665	$32.27	38,318	$31.90	$2,144	0.8
2004	155,980	$36.82	64,757	$36.60	11,210	$36.28	80,013	$37.07	4,477	0.9
2005	77,500	$47.48	1,000	$42.95	9,900	$45.49	66,600	$47.84	3,726	1.8
2006	162,250	$57.07	—	$—	4,000	$59.40	158,250	$57.01	8,854	2.8
Total restricted stock awards	600,730		190,774		66,775		343,181		19,201	2.0
Performance stock awarded in:
2003	255,000	$32.05	185,000	$32.05	12,500	$31.90	57,500	$32.06	3,217	0.4
2006	285,000	$54.21	—	$—	—	$—	285,000	$54.21	15,946	6.4
Total performance stock awards	540,000		185,000		12,500		342,500		19,163	5.4
Total awards	1,140,730		375,774		79,275		685,681		$38,364	3.7

(1)                Determined using the $55.95 closing price of First Community common stock on September 30, 2006.

Compensation expense related to awards of restricted and performance stock is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. The vesting of performance stock awards and recognition of related compensation expense may occur over a shorter vesting period if financial performance targets are achieved earlier than anticipated. Restricted and performance stock amortization totaled $2.1 million and $1.1 million for the quarter ended September 30, 2006 and 2005, and $5.6 million and $2.8 million for the nine months ended September 30, 2006 and 2005 and is included in compensation expense in the accompanying consolidated statements of earnings.

Stock Options.

We adopted the fair value method of accounting for stock options effective January 1, 2003, using the prospective method of transition specified in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. The cost of all stock options granted on or after January 1, 2003 is based on their fair value and is included as a component of compensation expense over the vesting period for such options. For stock options granted prior to January 1, 2003, the Company applied the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost was recognized for fixed stock option awards granted prior to January 1, 2003, with an exercise price equal to or greater than the fair market value of the underlying stock on the date of grant. The Company has not granted stock options since the first quarter of 2003 and all stock options vested as of March 31, 2006. Had we determined compensation expense for our stock-based compensation plan consistent with SFAS No. 123, Accounting for Stock-Based Compensation, our net earnings and earnings per share for the quarter and nine months

NOTE 6—STOCK COMPENSATION (Continued)

ended September 30, 2005 would have been reduced to the pro forma amounts indicated in the table below:

	Quarter Ended	Nine Months Ended
	September 30, 2005
	(Dollars in thousands, except per share data
Reported net earnings	$12,994	$35,074
Add: Stock based compensation expense included in net earnings, net of tax	666	1,620
Deduct: All stock based compensation expense, net of tax	(734)	(1,823)
Pro forma net earnings	$12,926	$34,871
Basic net earnings per share as reported	$0.79	$2.18
Pro forma basic net earnings per share	$0.79	$2.17
Diluted net earnings per share as reported	$0.78	$2.13
Pro forma diluted net earnings per share	$0.77	$2.12

A summary of the status of our stock options outstanding and the changes during the nine months ended September 30, 2006 is presented in the table below:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1)
			(Dollars in thousands)
Outstanding at December 31, 2005	543,793	$21.05
Exercised	(408,420)	21.14
Outstanding and exercisable at September 30, 2006	135,373	$20.78	$4,761

(1)          Calculated as the difference between the $55.95 closing price of First Community common stock on September 30, 2006 and the weighted average exercise price.

Both restricted and performance stock and stock options are permitted to be awarded to officers, directors, key employees and consultants under the terms described in the 2003 Plan. The 2003 Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 3,500,000 shares of authorized but unissued Company common stock, subject to adjustments provided by the 2003 Plan. As of November 1, 2006, there were 999,696 shares available for grant under the 2003 Plan.

NOTE 7—BORROWINGS AND SUBORDINATED DEBENTURES

Borrowings.

At September 30, 2006, we had $513.4 million of borrowings outstanding. Borrowings included $428.4 million of overnight advances and $85.0 million of term advances from the Federal Home Loan Bank of San Francisco (the “FHLB”). The weighted average cost of these borrowings was 5.31% at September 30, 2006. The term advances begin to mature in December 2006. Our aggregate remaining secured borrowing capacity from the FHLB was $473.0 million as of September 30, 2006.

The Company renewed its revolving credit line with U.S. Bank for $70 million. The revolving credit line matures on August 2, 2007 and is secured by a pledge of all of the outstanding capital stock of Pacific Western. The credit agreement requires the Company to maintain certain financial and capital ratios, among other covenants and conditions. This revolving credit line replaces the previous revolving credit line

NOTE 7—BORROWINGS AND SUBORDINATED DEBENTURES (Continued)

arrangements with U.S. Bank for $50 million and The Northern Trust Company for $20 million which matured on August 3, 2006.

Subordinated Debentures.

The Company had an aggregate of $129.9 million of subordinated debentures outstanding with a weighted average cost of 8.86% at September 30, 2006. The subordinated debentures were issued in eight separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us and Foothill, which in turn issued trust preferred securities. The proceeds from the issuance of the securities were used primarily to fund several of our acquisitions.

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

The following table summarizes the terms of each issuance:

Series	Date Issued	Amount	Earliest Call Date By Company Without Penalty(1)	Fixed or Variable Rate	Rate Adjuster	Current Rate(2)	Next Reset Date
	(Dollars in thousands)
Trust I	9/7/2000	$8,248	9/7/2020	Fixed	N/A	10.60%	N/A
Trust II	12/18/2001	10,310	12/18/2006	Variable	3-month LIBOR +3.60%	8.99%	12/14/2006
Trust III	11/28/2001	10,310	12/8/2006	Variable	6-month LIBOR +3.75%	9.17%	12/8/2006
Trust IV	6/26/2002	10,310	6/26/2007	Variable	3-month LIBOR +3.55%	8.92%	12/21/2006
Trust F(3)	12/19/2002	8,248	12/19/2007	Variable	3-month LIBOR +3.25%	8.62%	12/21/2006
Trust V	8/15/2003	10,310	9/17/2008	Variable	3-month LIBOR +3.10%	8.49%	12/14/2006
Trust VI	9/3/2003	10,310	9/15/2008	Variable	3-month LIBOR +3.05%	8.44%	12/13/2006
Trust VII	2/5/2004	61,856	4/23/2009	Variable	3-month LIBOR +2.75%	8.13%	01/26/2007
Total		$129,902

(1)             As described above, certain issuances may be called earlier without penalty upon the occurrence of certain events.

(2)             As of October 27, 2006; excludes debt issuance costs.

(3)             Acquired in the Foothill merger.

As previously mentioned, the subordinated debentures were issued to trusts established by us and Foothill, which in turn issued $126 million of trust preferred securities. These securities are currently included in our Tier I capital for purposes of determining the Company’s Tier I and total risk-based capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company’s banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, beginning March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as

NOTE 7—BORROWINGS AND SUBORDINATED DEBENTURES (Continued)

shareholders’ equity less certain intangibles, including goodwill, core deposit intangibles and customer relationship intangibles, net of any related deferred income tax liability. The regulations currently in effect through December 31, 2008, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for permitted intangibles. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at September 30, 2006. We expect that our Tier I capital ratios will be at or above the existing well-capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

In October, we received permission from the Federal Reserve Bank of San Francisco to redeem $20.6 million in subordinated debentures, which we expect to redeem in December. Although this redemption will reduce our regulatory leverage and risk-based capital ratios, we expect to remain well capitalized after redemption.

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

Commitments to extend credit amounting to $1.1 billion and $1.0 billion were outstanding as of September 30, 2006 and December 31, 2005. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit and financial guarantees amounting to $73.3 million and $62.1 million were outstanding as of September 30, 2006 and December 31, 2005. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees expire within one year from the date of issuance. The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate that any material loss will result from the outstanding commitments to extend credit, standby letters of credit or financial guarantees.

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

On April 18, 2005, the plaintiffs filed the second amended class action complaint. The second amended complaint alleged that the former officer of First Charter improperly induced several First Charter customers to invest in 900 Capital or affiliates of 900 Capital and further alleges that Four Star,

NOTE 8—COMMITMENTS AND CONTINGENCES (Continued)

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

On August 12, 2005, the Company was notified by Progressive Casualty Insurance Company (“Progressive”), its primary insurance carrier with respect to the Gilbert Litigation that Progressive had determined that, based upon the allegations in the second amended complaint filed in the Gilbert Litigation, there is no coverage with respect to the Gilbert Litigation under the Company’s insurance policy with Progressive. Progressive also notified the Company that it was withdrawing its agreement to fund defense costs for the Gilbert Litigation and reserving its right to seek reimbursement from the Company for any defense costs advanced pursuant to the insurance policy. Through December 31, 2005, Progressive had advanced to the Company approximately $690,000 of defense costs with respect to the Gilbert Litigation.

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

NOTE 9—IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). This statement: (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require separation; (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; (iii) establishes a requirement to evaluate interests in securitized financial assets to identify derivatives; (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and (v) amends Statement No. 140 to eliminate the prohibition on a qualifying SPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after December 31, 2006. We do not expect there to be any material effect on either our financial condition or results of operations when we adopt SFAS 155.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS 156”). This statement requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this statement permits the servicing assets and liabilities to be reported at either fair value or at amortized cost. Under the fair value approach, servicing assets and liabilities will be recorded at fair value at each reporting date with changes in fair value recorded in earnings in the period in which the changes occur. Under the amortized cost method, servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are assessed for impairment based on fair value at each reporting date. SFAS 156 is effective for us on January 1, 2007. We will adopt SFAS 156 on January 1, 2007, and are presently reviewing the standard to determine what effect, if any, it will have on our financial condition and results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position is a two-step process including: (i) a recognition process to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position, and (ii) a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to be recognized in the financial statements. FIN 48 is effective for us on January 1, 2007. Any cumulative effect of applying the provisions of FIN 48 will be recognized as an adjustment to the beginning balance of retained earnings. We do not expect there to be any material effect on either our financial condition or results of operations when we adopt FIN 48.

NOTE 9—IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures abour fair value measurements. Fair value is defined as a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. The market participant’s assumptions should include assumptions abour risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This statement is effective for us on January 1, 2008. We are presently reviewing the standard to determine what effect, if any, it will have on our financial condition and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin 108, (“SAB”), “Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of prior year misstatements in determining whether the current year’s financial statements are materially misstated. The SEC staff indicates that registrants should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. This SAB is effective for fiscal years ending after November 15, 2006. Registrants may either restate their financials for any material misstatements arising from the application of this SAB or recognize a cumulative effect of applying SAB 108 within the current year opening balance in retained earnings. We are presently reviewing the standard to determine what effect, if any, it will have on our financial condition and results of operations.

NOTE 10—SHAREHOLDERS’ EQUITY MATTERS

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

On May 3, 2006, our Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock over the next twelve months, subject to market conditions and corporate and regulatory requirements. As of September 30, 2006 no shares have been repurchased. The stock repurchase program may be limited or terminated at any time without prior notice.

NOTE 11—SUBSEQUENT EVENTS

On October 26, 2006, following the completion of the Community Bancorp acquisition and the subsequent merger of Community National Bank, a wholly-owned subsidiary of Community Bancorp, with and into First National, the Company completed its plan of consolidation by merging First National with and into Pacific Western, with Pacific Western as the surviving entity in an “as if” pooling transaction.

On October 23, 2006, we sold investment securities with a par value of $101.8 million. We recorded a pre-tax loss on this sale of approximately $2.3 million. Cash proceeds from the sale of these investment securities were used to reduce our overnight borrowings from the FHLB.

On October 30, 2006, we received permission from the Federal Reserve Bank of San Francisco to redeem $20.6 million of series Trust II and Trust III subordinated debentures. We intend to redeem these securities in December.

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

Overview

We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for our subsidiary banks, which as of September 30, 2006, were First National Bank and Pacific Western Bank, which we refer to as the Banks. Through the holding company structure, First Community creates operating efficiencies for the Banks by consolidating core administrative, operational and financial functions that serve both of the Banks. The Banks reimburse the holding company for the services performed on their behalf, pursuant to an expense allocation agreement.

The Banks are full-service community banks offering a broad range of banking products and services including: accepting time and demand deposits; originating commercial loans, including asset-based lending and factoring, real estate and construction loans, Small Business Administration guaranteed loans, or SBA loans, consumer loans, mortgage loans and international loans for trade finance; providing tax free real estate exchange accommodation services; and providing other business-oriented products. At September 30, 2006, our gross loans totaled $3.6 billion of which 23% consisted of commercial loans, 76% consisted of commercial real estate loans, including construction loans, and 1% consisted of consumer and other loans. These percentages also include some foreign loans, primarily to individuals or entities with business in Mexico, representing approximately 3% of total loans. Our portfolio’s value and credit quality is affected in large part by real estate trends in Southern California.

The Banks compete actively for deposits, and we tend to solicit noninterest-bearing deposits. In managing the top line of our business, we focus on loan growth and loan yield, deposit cost, and net interest margin, as net interest income, on a year-to-date basis, accounts for 77% of our net revenues (net interest income plus noninterest income).

Plan of Consolidation and Conversion

As previously disclosed, Pacific Western completed its conversion to a state chartered nonmember bank effective September 13, 2006. On October 26, 2006, following the completion of the Community Bancorp acquisition and the subsequent merger of Community National Bank, a wholly-owned subsidiary of Community Bancorp, with and into First National, the Company completed its plan of consolidation by merging First National with and into Pacific Western, with Pacific Western as the surviving entity in an “as if” pooling transaction.

First Community issued 4,677,908 shares of First Community common stock to Community Bancorp stockholders and approximately $6.1 million in cash was delivered to holders of outstanding and unexercised Community Bancorp options.  The aggregate deal value for financial reporting purposes was approximately $268.7 million. As part of the plan of consolidation and conversion, both First Community and Pacific Western Bank have moved their headquarters to 401 West “A” Street in San Diego, California.

Key Performance Indicators

Among other factors, our operating results depend generally on the following:

The Level of Our Net Interest Income

Net interest income is the excess of interest earned on our interest-earning assets over the interest paid on our interest-bearing liabilities. Our primary interest-earning assets are loans and investment securities. Our primary interest-bearing liabilities are deposits, borrowings, and subordinated debentures. We attempt to increase our net interest income by maintaining a high level of noninterest-bearing deposits. At September 30, 2006, approximately 45% of our deposits were noninterest-bearing. Although we have borrowing capacity under various credit lines, we have traditionally borrowed funds only for short term liquidity needs such as funding loan demand in excess of deposit growth, managing deposit flows and interim acquisition financing. Net proceeds from our other long-term borrowings, consisting of subordinated debentures, were used to fund certain of our acquisitions. Our general policy is to price our deposits in the bottom half or third-quartile of our competitive peer group, resulting in deposit products that bear somewhat lower interest rates. While our deposit balances will fluctuate depending on deposit holders’ perceptions of alternative yields available in the market, we attempt to minimize these variances by attracting a high percentage of noninterest-bearing deposits, which generally have no expectation of yield.

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

The Magnitude of Credit Losses

We stress credit quality in originating and monitoring the loans we make and measure our success by the level of our nonperforming assets and the corresponding level of our allowance for credit losses. Our allowance for credit losses is the sum of our allowance for loan losses and our reserve for unfunded loan commitments. Provisions for credit losses are charged to operations as and when needed for both on and off balance sheet credit exposure. Loans which are deemed uncollectible are charged off and deducted from the allowance for loan losses. Recoveries on loans previously charged off are added to the allowance for loan losses. The provision for credit losses reflects our judgments about the adequacy of the allowance for loan losses and the reserve for unfunded loan commitments. In determining the amount of the provision, we consider certain quantitative and qualitative factors including our historical loan loss experience, the volume and type of lending we conduct, the results of our credit review process, the amounts of classified and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values, off-balance sheet exposures, and other factors regarding collectibility and impairment. During the third quarter of 2006, we made no provision for credit losses.

We review our loans periodically to determine whether there has been any deterioration in credit quality stemming from economic conditions or other factors which may affect collectibility of our loans. Changes in economic conditions, such as increases in the general level of interest rates and negative conditions in borrowers’ businesses, could negatively impact our customers and cause us to adversely classify loans and increase portfolio loss factors. Because we have a concentration in real estate loans, any deterioration in the real estate markets may negatively impact our borrowers and could lead to increased provisions for credit losses. Approximately 76% of our gross loans are real estate related, with construction loans and real estate mortgage loans representing 21% and 55%, respectively, of gross loans. Further, we subject acquired loans to periodic review under our standards once the acquisitions are completed. Such reviews could result in downgrades to adversely classified status. Because adversely classified loans generally require a higher allowance for credit losses, increases in classified loans generally result in increased provisions for credit losses.

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

Quarterly Period	Ratio
Third quarter 2006	45.5%
Second quarter 2006	45.7%
First quarter 2006	47.2%
Fourth quarter 2005	48.3%
Third quarter 2005	50.1%
Second quarter 2005	49.1%
First quarter 2005	53.6%

Additionally, our operating results, through September 30, 2006, have been influenced significantly by the four acquisitions we completed since January 1, 2005, which added approximately $1.9 billion in assets. Our assets at September 30, 2006, total approximately $4.6 billion. While the quarterly noninterest expense amounts have generally increased from the second quarter of 2005, the quarterly efficiency ratio has generally decreased over the same time period driven by increased net interest income and improvement in operating efficiencies.

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

Results of Operations

Earnings Performance

We analyze our performance based on net earnings determined in accordance with U.S. generally accepted accounting principles. The comparability of financial information is affected by our acquisitions. Operating results include the operations of acquired entities from the dates of acquisition. The following table presents net earnings and summarizes per share data and key financial ratios:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Net interest income	$61,745	$40,780	$171,735	$113,577
Noninterest income	4,776	3,514	12,817	10,347
Net revenues	66,521	44,294	184,552	123,924
Provision for credit losses	—	—	9,600	1,420
Noninterest expense	30,256	22,213	84,988	63,056
Income taxes	14,890	9,087	36,877	24,374
Net earnings before accounting change	21,375	$12,994	53,087	$35,074
Accounting change	—	—	142	—
Net earnings(1)	$21,375	$12,994	$53,229	$35,074
Average interest-earning assets	$3,711,039	$2,529,171	$3,412,785	$2,453,844
Profitability measures:
Basic earnings per share:
Net earnings before accounting change	$0.88	$0.79	$2.41	$2.18
Accounting change(2)	—	—	—	—
Basic earnings per share	$0.88	$0.79	$2.41	$2.18
Diluted earnings per share:
Net earnings before accounting change	$0.88	$0.78	$2.39	$2.13
Accounting change(2)	—	—	—	—
Diluted earnings per share	$0.88	$0.78	$2.39	$2.13
Net interest margin	6.60%	6.40%	6.73%	6.19%
Return on average assets	1.87%	1.71%	1.72%	1.61%
Return on average equity	9.6%	12.5%	9.5%	11.9%
Efficiency ratio	45.5%	50.1%	46.1%	50.9%

(1)          Our results include First American subsequent to August 12, 2005, Pacific Liberty subsequent to October 7, 2005, Cedars subsequent to January 4, 2006, and Foothill subsequent to May 9, 2006.

(2)          Less than $0.01 per share for the nine months ended September 30, 2006.

The improvement in net earnings in the third quarter of 2006 compared to the same period of 2005 resulted from increased net interest margin and average loan growth. The increase in average loans was due to both organic loan growth and loans added to the portfolio from our acquisitions. Our net interest margin increased 20 basis points to 6.60% for the third quarter of 2006 compared to the same period in 2005. This increase was due to the positive impact the increases in market interest rates have had on our loan portfolio. The increase in noninterest income for the third quarter of 2006 compared to the same period in 2005 is attributed to increased commissions and fees for both loans and deposit related services as loan and deposit balances have increased. The increase in noninterest expense for the third quarter of 2006 over the same period of 2005 is largely the result of higher compensation and occupancy expense, which is the result of additional staff and branch locations added through acquisitions.

The improvement in net earnings for the first nine months of 2006 compared to the same period of 2005 is due mostly to acquisitions and organic loan growth.

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

	Quarter Ended September 30,
	2006			2005
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or
	Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income(1)(2)	$3,451,376	$74,726	8.59%	$2,231,702	$44,533	7.92%
Investment securities(2)	254,608	2,730	4.25%	232,677	1,635	2.79%
Federal funds sold	4,731	62	5.20%	64,592	564	3.46%
Other earning assets	324	4	4.90%	200	2	3.97%
Total interest-earning assets	3,711,039	77,522	8.29%	2,529,171	46,734	7.33%
Noninterest-earning assets:
Other assets	828,501			481,848
Total assets	$4,539,540			$3,011,019
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest checking	$252,045	105	0.17%	$190,847	28	0.06%
Money market	930,323	5,158	2.20%	730,117	1,838	1.00%
Savings	141,920	56	0.16%	101,788	63	0.25%
Time certificates of deposit	374,784	3,298	3.49%	212,748	1,085	2.02%
Total interest-bearing deposits	1,699,072	8,617	2.01%	1,235,500	3,014	0.97%
Other interest-bearing liabilities	453,085	7,160	6.27%	214,833	2,940	5.43%
Total interest-bearing liabilities	2,152,157	15,777	2.91%	1,450,333	5,954	1.63%
Noninterest-bearing liabilities:
Demand deposits	1,437,035			1,099,769
Other liabilities	69,025			47,185
Total liabilities	3,658,217			2,597,287
Shareholders’ equity	881,323			413,732
Total liabilities and shareholders’ equity	$4,539,540			$3,011,019
Net interest income		$61,745			$40,780
Net interest spread			5.38%			5.70%
Net interest margin			6.60%			6.40%

(1)          Includes nonaccrual loans and unearned income.

(2)          Yields on loans and securities have not been adjusted to a tax equivalent basis because the impact is not material.

Third Quarter Analysis.   Our net interest margin for the third quarter of 2006 was 6.60%, an increase of 20 basis points when compared to the same period of 2005 and a decrease of 19 basis points when compared to the second quarter of 2006. The decrease in the net interest margin in the third quarter of 2006 compared to the second quarter of 2006 is due mainly to the impact of the mix and rate structure of deposits acquired in the Foothill acquisition, the competitive interest rate pressures on new loan originations, and increased borrowings used to fund loans and deposit flows. The net interest margin expansion for the third quarter of 2006 compared to the same period of 2005 is due mainly to the combination of our increased loan volume and our higher prime lending rate, offset in part by increased funding costs. Average loans increased $1.2 billion to $3.5 billion for the third quarter of 2006 compared to the same period of 2005. The increase was due to both organic growth and loans acquired in the four acquisitions that we completed since June 30, 2005. Yields on average earning assets were 8.29% and 7.33% for the third quarters of 2006 and 2005 and are driven mostly by our loan yields. The average loan yield increased 67 basis points to 8.59% for the third quarter of 2006 compared to the same period of 2005 due mainly to the increase in our prime lending rate in response to the gradual rise in market interest rates. The significant amount of noninterest-bearing demand deposits we maintain also helps to increase net interest income and expand our net interest margin; we averaged $1.4 billion of noninterest-bearing deposits during the third quarter of 2006, or 46% of average total deposits, compared to $1.1 billion, or 47% of average total deposits, for the same period of 2005. Our overall cost of deposits, which includes demand deposits, was 1.09% for the third quarter of 2006, compared to 0.51% in the third quarter of 2005; this increase in deposit costs is a result of upward adjustments made in rates offered on money market and certain time deposits in response to competition as well as the impact of the higher-cost deposits acquired in the Cedars and Foothill acquisitions.

Interest income increased $30.8 million for the third quarter of 2006 compared to the same period of 2005 while interest expense increased $9.8 million for the third quarter of 2006 when compared to the same period of 2005. The increase in interest income is driven mostly by loan growth and the increased loan yields. The increased interest expense is due to an increase in interest-bearing deposits and Federal Home Loan Bank, or FHLB, advances and the cost of all funding sources. Average interest bearing deposits increased $463.6 million and other interest-bearing liabilities increased $238.3 million contributing $4.7 million to the increase in interest expense for the third quarter of 2006 compared to the same period in 2005. Our deposits increased due mostly to our 2005 and 2006 acquisitions and we used FHLB advances to fund loan demand and deposit flows. The upward adjustments made in rates offered on money market and certain time deposits in response to competition as well as the impact of the higher-cost deposits obtained in our acquisitions contributed $3.8 million to the increase in interest expense for the third quarter of 2006 compared to the same period of 2005. Additionally, the repricing of our other interest-bearing liabilities, including subordinated debentures and both overnight and term borrowings from the FHLB, in the higher interest rate environment increased interest expense $1.3 million over these same time periods.

	Nine Months Ended September 30,
	2006			2005
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or
	Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income(1)(2)	$3,154,518	$203,005	8.60%	$2,165,192	$123,082	7.60%
Investment securities(2)	251,374	7,484	3.98%	249,061	5,680	3.05%
Federal funds sold	6,006	192	4.27%	39,354	866	2.94%
Other earning assets	887	24	3.62%	237	5	2.82%
Total interest-earning assets	3,412,785	210,705	8.25%	2,453,844	129,633	7.06%
Noninterest-earning assets:
Other assets	724,119			454,293
Total assets	$4,136,904			$2,908,137
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest checking	$234,226	248	0.14%	$189,812	86	0.06%
Money market	845,304	11,419	1.81%	715,556	4,576	0.86%
Savings	127,477	171	0.18%	90,596	127	0.19%
Time certificates of deposit	398,627	9,544	3.20%	209,708	2,631	1.68%
Total interest-bearing deposits	1,605,634	21,382	1.78%	1,205,672	7,420	0.82%
Other interest-bearing liabilities	386,558	17,588	6.08%	231,072	8,636	5.00%
Total interest-bearing liabilities	1,992,192	38,970	2.62%	1,436,744	16,056	1.49%
Noninterest-bearing liabilities:
Demand deposits	1,340,100			1,037,834
Other liabilities	58,036			40,872
Total liabilities	3,390,328			2,515,450
Shareholders’ equity	746,576			392,687
Total liabilities and shareholders’ equity	$4,136,904			$2,908,137
Net interest income		$171,735			$113,577
Net interest spread			5.63%			5.57%
Net interest margin			6.73%			6.19%

(1)          Includes nonaccrual loans and unearned income.

(2)          Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

Nine Month Analysis.   The growth in net interest income and the 54 basis point increase in our net interest margin for the nine months ended September 30, 2006, compared to the same period of 2005 was largely a result of higher average loan balances and increased loan yields, offset by higher funding costs.

Net interest income increased $58.2 million mostly as a result of the $989.3 million increase in average loans for the first nine months of 2006, when compared to the same period of 2005. Interest earned on average loans increased $79.9 million; this increase was mainly a result of increased in average loans from both organic growth and acquisition activity coupled with increased yields..

Interest expense increased $22.9 million year-over-year due mostly to an increase in our total funding sources as well as the cost of such funds. The cost of our interest-bearing liabilities increased 113 basis points for the nine months ended September 30, 2006, when compared to the same period of 2005 and was the result of both higher deposit cost as well as an increase in the costs of our borrowed funds. The cost of our interest-bearing deposits increased 96 basis points for the nine months ended September 30, 2006, when compared to the same period for 2005 as we continue to increase selected deposit rates in response to competition. Similar to the quarter analysis, the cost of deposits for the first nine months of 2006 is affected by the mix and rate structure of the deposits acquired in the First American, Pacific Liberty, Cedars and Foothill acquisitions. Average other interest bearing liabilities, which include FHLB advances and subordinated debt, increased $155.5 million. The cost of our FHLB advances and subordinated debt increased 108 basis points to 6.08% as these borrowings continue to reprice in the higher interest rate environment.

Provision for Credit Losses.   The provision for credit losses reflects our judgments about the adequacy of the allowance for loan losses and the reserve for unfunded loan commitments. In determining the amount of the provision, we consider certain quantitative and qualitative factors including our historical loan loss experience, the volume and type of lending we conduct, the results of our credit review process, the amounts of classified and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values, off-balance sheet exposures, and other factors regarding collectibility and impairment. To the extent we experience, for example, documentation deficiencies in acquired loans, adverse changes in collateral values, or negative changes in economic and business conditions which adversely affect our borrowers, our classified loans may increase. Increases in our classified loans generally result in provisions for credit losses. During the third quarter of 2006, we took no provision for credit losses.

Our nonaccrual loans increased $5.3 million to $20.9 million at September 30, 2006 compared to $15.6 million at June 30, 2006. The increase is largely the result of five loan relationships totaling $5.4 million that were placed on nonaccrual status at the end of the quarter. Nonaccrual loans totaled $16.8 million at October 25, 2006. Components of this $4.1 million reduction include $2.8 million of principal reductions, both payments and payoffs, and $2.9 million in loans returned to accrual status after being brought current, offset by $1.5 million in new loans being placed on nonaccrual status. We previously disclosed that we adversely classified certain Cedars-acquired loans in accordance with our criteria during the second quarter. During the third quarter these loans were reduced by $5.9 million through full repayment. We continue to work on our plan to reduce these loans by strengthening the underlying documentation, obtaining additional collateral and/or payments from borrowers, or possibly selling selected loans.

At September 30, 2006, the ratio of our allowance for credit losses to loans, net of unearned income, was 1.47% compared to 1.51% at June 30, 2006. The allowance for total credit losses totaled $51.9 million at September 30, 2006, and was comprised of the allowance for loan losses of $43.9 million and the reserve for unfunded loan commitments of $8.0 million. Although we expect the actions we are taking to reduce the Company’s nonaccrual and classified loans will be successful, no assurance can be given that we will ultimately be successful and that losses will not be recognized.

Noninterest Income.   The following table summarizes noninterest income by category for the periods indicated:

	Quarter Ended(1)
	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005
	(Dollars in thousands)
Service charges and fees on deposit accounts	$2,412	$1,986	$1,559	$1,511	$1,594
Other commissions and fees	1,624	1,641	1,554	1,164	1,055
Gain on sale of loans, net	—	—	—	129	208
Increase in cash surrender value of life insurance	616	531	421	407	392
Other income	124	178	171	332	265
Total noninterest income	$4,776	$4,336	$3,705	$3,543	$3,514

(1)          Our quarterly results include First American subsequent to August 12, 2005, Pacific Liberty subsequent to October 7, 2005, Cedars subsequent to January 4, 2006 and Foothill subsequent to May 9, 2006.

Noninterest income increased for the quarter ended September 30, 2006, compared to each of the other quarterly periods presented due largely to increased service charges and fees on deposit accounts. This increase is due primarily to the increase in the number of deposit accounts, the balances in such accounts and an increase in certain per item charges. Other commissions and fees declined compared to the previous quarter due mostly to an $81,000 decline in merchant card income as we sold the merchant card portfolios obtained in the Cedars and Foothill acquisitions. Otherwise, commissions and fees have increased for other services, such as letters of credit and foreign exchange.

Noninterest Expense.   The following table summarizes noninterest expense by category for the periods indicated:

	Quarter Ended(1)
	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005
	(Dollars in thousands)
Compensation	$15,708	$14,865	$15,230	$13,227	$12,107
Occupancy	3,809	3,905	3,145	2,866	2,819
Furniture and equipment	1,073	981	761	740	679
Data processing	1,773	1,719	1,335	1,305	1,223
Other professional services	1,529	1,016	1,120	985	1,741
Business development	327	353	347	335	334
Communications	839	749	626	548	516
Insurance and assessments	716	492	472	426	411
Intangible asset amortization	1,791	1,577	1,149	1,066	915
Other	2,691	2,832	2,058	2,860	1,468
Total noninterest expense	$30,256	$28,489	$26,243	$24,358	$22,213
Efficiency ratio	45.5%	45.7%	47.2%	48.3%	50.1%

(1)          Our quarterly results include First American subsequent to August 12, 2005, Pacific Liberty subsequent to October 7, 2005, Cedars subsequent to January 4, 2006 and Foothill subsequent to May 9, 2006.

Noninterest expense for the third quarter of 2006 totaled $30.3 million compared to $22.2 million for the same period in 2005 and $28.5 million for the second quarter of 2006. The increase compared to the third quarter of 2005 relates mostly to increased compensation expense resulting from additional staff added through our acquisitions, pay rate increases, and increased employee benefits costs. Occupancy costs increased due to additional office locations added by acquisitions and most other general operating expenses increased due to the four acquisitions completed since August 2005. Our branch network expanded to 56 locations as of September 30, 2006 compared to 35 branches at the end of June 2005. Other professional services declined due to a decrease in legal fees, which is in turn attributed to a legal settlement reached in the fourth quarter of 2005.

The increase in noninterest expense for the third quarter compared to the second quarter of 2006 is due mainly to an increase in compensation costs, other professional services and assessments. Compensation increased mostly due to increased benefit costs, increased stock award amortization expense and increased staffing levels to support the business, including the effect of the Foothill acquisition. Other professional services increased due to legal fees and our decision to outsource facilities management beginning in August 2006. The increase in insurance and assessments included an additional $145,000 in relation to Pacific Western Bank’s charter conversion. The decrease in other expense is due to a combination of items including $406,000 of accruals for certain branch consolidation costs incurred in the second quarter with no similar items in the third quarter. Other expense for the third quarter included a $220,000 increase in customer-related and loan related expenses attributed to increased earnings credits and loan production, $84,000 more in amortization of SBA servicing assets due to prepayments, and a $58,000 increase in shareholder expenses due to our acquisition activity.

Noninterest expense includes amortization of restricted and performance stock, which is included in compensation, and intangible asset amortization. Restricted and performance stock amortization totaled $2.1 million for the third quarter of 2006 compared to $1.1 million for the third quarter of 2005 and $1.9 million for the second quarter of 2006. The increase compared to the prior quarters resulted largely from additional awards made during 2006. Amortization expense for all restricted and performance stock awards is estimated to be $7.5 million for 2006. Intangible asset amortization increased $215,000 for the third quarter of 2006 compared to the second quarter of 2006 due to additional amortization resulting from the Foothill acquisition. Intangible asset amortization is estimated to be $6.3 million for 2006, excluding any effect from the Community Bancorp acquisition. The 2006 estimates of both restricted and performance stock award expense and intangible asset amortization are subject to change.

Income Taxes.   Our statutory income tax rate is approximately 42.0%, representing a blend of the statutory federal income tax rate of 35.0% and the California income tax rate of 10.84%. Due to the exclusion from taxable income of income on certain investments, our actual effective income tax rates were 41.1% and 41.2% for the quarters ended September 30, 2006 and 2005.

Balance Sheet Analysis

Loans.   The following table presents the balance of each major category of loans at the dates indicated:

	At September 30, 2006		At December 31, 2005
	Amount	% of total	Amount	% of total
	(Dollars in thousands)
Loan Category:
Domestic:
Commercial	$705,546	20%	$639,393	26%
Real estate, construction	755,813	21	570,080	23
Real estate, mortgage	1,952,547	55	1,117,030	45
Consumer	46,910	1	47,221	2
Foreign:
Commercial	88,826	3	94,930	4
Other, including real estate	6,656	*	8,320	*
Gross loans	3,556,298	100%	2,476,974	100%
Less: unearned income	(13,703)		(9,146)
Less: allowance for loan losses	(43,943)		(27,303)
Total net loans	$3,498,652		$2,440,525

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

The Company’s determination of the allowance for loan losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we present sensitivity information to provide insight regarding the impact adverse changes in risk ratings may have on our allowance for loan losses. The sensitivity information does not imply any expectation of future deterioration in our loans’ risk ratings and it does not necessarily reflect the nature and extent of future changes in the allowance for loan losses due to the numerous quantitative and qualitative factors considered in determining our allowance for loan losses. At September 30, 2006, in the event that 1 percent of our loans were downgraded from the pass to substandard category within our current allowance methodology, the allowance for loan losses would increase by approximately $7.5 million. Given current processes employed by the Company, management believes the risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions that could be significant to the Company’s financial statements.

At September 30, 2006, the allowance for credit losses totaled $51.9 million and was comprised of the allowance for loan losses of $43.9 million and the reserve for unfunded loan commitments of $8.0 million.

The following table presents the changes in our allowance for loan losses at or for the periods indicated:

	As of or for the
	Quarter Ended September 30, 2006	Year Ended 12/31/05	Quarter Ended September 30, 2005
	(Dollars in thousands)
Balance at beginning of period	$43,448	$24,083	$28,142
Loans charged off:
Commercial	(5)	(1,646)	(410)
Real estate—construction	(115)	—	—
Real estate—mortgage	—	(100)	(6)
Consumer	(22)	(180)	(38)
Foreign	(225)	(1,592)	(896)
Total loans charged off	(367)	(3,518)	(1,350)
Recoveries on loans charged off:
Commercial	328	2,106	117
Real estate—mortgage	—	11	2
Consumer	34	241	56
Foreign	—	2	—
Total recoveries on loans charged off	362	2,360	175
Net (charge-offs) recoveries	(5)	(1,158)	(1,175)
Provision for loan losses	500	1,345	(520)
Additions due to acquisitions	—	3,033	1,522
Balance at end of period	$43,943	$27,303	$27,969

The allowance for loan losses increased by $16.6 million since December 31, 2005 due to the provision made in the second quarter of 2006 and the allowances acquired in the Cedars and Foothill acquisitions. Management believes the allowance for loan losses is adequate. In making its evaluation, management considers certain quantitative and qualitative factors including the Company’s historical loss experience, the volume and type of lending conducted by the Company, the amounts of classified and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values, and other factors regarding the collectibility of loans in the Company’s portfolio.

In addition to the allowance for credit losses, we have a nonaccretable discount, representing the excess of the unpaid balances over the estimated fair values of certain loans acquired in the Cedars acquisition. Such amount totals $3.2 million at September 30, 2006, and is offset against the individual loan balances. At September 30, 2006, the gross amount of these loans is $15.2 million and their carrying amount is $12.0 million.

The following table presents the changes in our reserve for unfunded loan commitments for the periods indicated:

	As of or for the
	Quarter Ended September 30, 2006	Year Ended 12/31/05	Quarter Ended September 30, 2005
	(Dollars in thousands)
Balance at beginning of period	$8,475	$5,424	$3,307
Provision	(500)	75	520
Additions due to acquisitions	—	169	66
Balance at end of period	$7,975	$5,668	$3,893

Management also believes that the reserve for unfunded loan commitments is adequate. In making this determination, we use the same methodology for the reserve for unfunded loan commitments as we do for the allowance for loan losses and consider the same qualitative factors, as well as an estimate of the probability of drawdown of the commitments correlated to their credit risk rating.

The following table presents the changes in our allowance for credit losses at or for the periods indicated:

	As of or for the
	Quarter Ended September 30, 2006	Year Ended 12/31/05	Quarter Ended September 30, 2005
	(Dollars in thousands)
Balance at beginning of period	$51,923	$29,507	$31,449
Provision for credit losses	—	1,420	—
Net (charge-offs) recoveries	(5)	(1,158)	(1,175)
Additions due to acquisitions	—	3,202	1,588
Balance at end of period	$51,918	$32,971	$31,862

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

Nonaccrual loans increased to $20.9 million, or 0.59% of loans, net of unearned income, at September 30, 2006, from $8.4 million, or 0.34% of loans net of unearned income, at December 31, 2005. As a result of our efforts to reduce nonaccrual loans, nonaccrual loans totaled $16.8 million at October 25, 2006. Components of this reduction include $2.8 million of principal reductions, and $2.9 million in loans returned to accrual status after being brought current, offset by $1.5 million in new loans placed on nonaccrual status.

As of September 30, 2006, we had no loans past due 90 days and still accruing interest. Management is not aware of any additional significant loss potential that has not already been considered in the estimation of the allowance for credit losses. We believe reserves are adequate on our nonperforming loans to cover the loss exposure as measured by our methodology.

The following table shows the historical trends in our loans, allowance for credit losses, nonperforming assets and key credit quality statistics as of and for the periods indicated:

	As of or for the
	Quarter Ended September 30, 2006	Year Ended 12/31/05	Quarter Ended September 30, 2005
	(Dollars in thousands)
Loans, net of unearned income	$3,542,595	$2,467,828	$2,303,373
Allowance for credit losses	51,918	32,971	31,862
Average loans, net of unearned income	3,451,376	2,231,975	2,231,702
Nonperforming assets:
Nonaccrual loans	$20,907	$8,422	$12,420
Other real estate owned	—	—	43
Nonperforming assets	$20,907	$8,422	$12,463
Charged-off loans	$(367)	$(3,518)	$(1,350)
Recoveries	362	2,360	175
Net charge-offs	$(5)	$(1,158)	$(1,175)
Allowance for credit losses to loans, net of unearned income	1.47%	1.34%	1.38%
Allowance for credit losses to nonaccrual loans and leases	248.3	391.5	256.5
Allowance for credit losses to nonperforming assets	248.3	391.5	255.7
Nonperforming assets to loans, net of unearned income and OREO	0.59	0.34	0.54
Annualized net charge offs to average loans, net of unearned income	—	(0.05)	(0.21)
Nonaccrual loans to loans, net of unearned income	0.59	0.34	0.54

Deposits.   The following table presents the balance of each major category of deposits at the dates indicated:

	At September 30, 2006		At December 31, 2005
	Amount	% of deposits	Amount	% of deposits
	(Dollars in thousands)
Noninterest-bearing	$1,354,726	45%	$1,179,808	49%
Interest-bearing:
Interest checking	247,596	8	184,293	8
Money market accounts	925,942	31	666,383	28
Savings	134,802	4	104,559	4
Time deposits under $100,000	124,696	4	107,655	4
Time deposits over $100,000	234,092	8	162,663	7
Total interest-bearing	1,667,128	55	1,225,553	51
Total deposits	$3,021,854	100%	$2,405,361	100%

Deposits increased $616.5 million to $3.0 billion at September 30, 2006, from year end 2005. During the first nine months of 2006, we acquired $996.0 million in deposits through the Cedars and Foothill acquisitions. Excluding acquired deposits, total deposits declined $379.7 million, composed of $182.7 million of noninterest-bearing deposits and $197.0 million of interest-bearing deposits. The deposit outflow is a result of realigning acquired deposits within our pricing structure and competitive forces.

At September 30, 2006, deposits of foreign customers, primarily located in Mexico and Canada, totaled $126.4 million or 4% of total deposits.

Regulatory Matters

The regulatory capital guidelines as well as the actual capital ratios for First National, Pacific Western, and the Company as of September 30, 2006, are as follows:

	Minimum Regulatory Requirements	Actual
	Well Capitalized	Pacific Western	First National	Company Consolidated
Tier 1 leverage capital ratio	5.00%	10.42%	13.40%	11.41%
Tier 1 risk-based capital ratio	6.00%	10.23%	13.06%	11.17%
Total risk-based capital	10.00%	11.42%	14.32%	12.42%

We have issued and outstanding $129.9 million of subordinated debentures to trusts established by us and Foothill, which in turn issued $126.0 million of trust preferred securities. These securities are treated as regulatory capital for purposes of determining the Company’s capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company’s banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, beginning March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity less certain intangibles, including goodwill, core deposit intangibles and customer relationship intangibles, net of any related deferred income tax liability. The regulations currently in effect through December 31, 2008, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for permitted intangibles. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at September 30, 2006. We expect that our Tier I capital ratios will be at or above the existing well-capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

In October, we received permission from the Federal Reserve Bank of San Francisco to redeem $20.6 million in subordinated debentures, which we expect to redeem in December. Although this redemption will reduce our regulatory leverage and risk-based capital ratios, we expect to remain well capitalized after redemption.

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

Historically, the primary liquidity source of the Banks’ is their core deposit bases. The Banks have not relied on large denomination time deposits. Since quarter end, Pacific Western Bank has committed to

$55.0 million in short-term wholesale CD funds. Although such funds have cost up to 10 basis points less than alternative borrowing sources for similar time horizons, these deposits tend to be more expensive than our usual deposit pricing structure. To meet short-term liquidity needs, the Banks maintain balances in Federal funds sold, interest-bearing deposits in other financial institutions and investment securities having maturities of five years or less as well as secured lines of credit. On a consolidated basis, liquid assets (cash, Federal funds sold, interest-bearing deposits in financial institutions and investment securities available-for-sale) as a percentage of total deposits were 11% as of September 30, 2006.

As an additional source of liquidity, the Banks have established secured borrowing relationships with the FHLB, which allowed the Banks to borrow approximately $989.4 million in the aggregate as of September 30, 2006. The Banks use the secured borrowing facility at the FHLB to fund loan demand in the absence of deposits and to manage liquidity for deposit flows. With the securities sale, the acquisition of Community Bancorp and the merger of the Banks on October 26,2006, our aggregate secured borrowing capacity with the FHLB totaled approximately $1.5 billion as of October 31, 2006. In addition, the Banks maintain unsecured lines of credit with three correspondent banks for the purchase of overnight funds. These lines are subject to availability of funds and as of September 30, 2006, they totaled $120.0 million. With the consolidation of the Banks during October these unsecured lines of credit total $60.0 million; we are in the process of increasing these unsecured borrowing limits under the Pacific Western Bank entity.

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

The holding company’s primary source of income is the receipt of dividends from the Banks. The availability of dividends from the Banks is subject to limitations imposed by applicable state and federal laws and regulations. Dividends paid by state banks are regulated by the DFI under its general supervisory authority as it relates to a bank’s capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed the total retained profits for the preceding three fiscal years. Dividends paid by national banks are regulated by the OCC under its general supervisory authority as it relates to a bank’s capital requirements. A national bank may declare a dividend without the approval of the OCC as long as the total dividends declared in a calendar year do not exceed the total of net profits for that year combined with the retained profits for the preceding two years. The Banks paid First Community $15.0 million in dividends during the nine months ended September 30, 2006. The amount of dividends available for payment by the Banks to the holding company at September 30, 2006, was $69.4 million.

Contractual Obligations.   The known contractual obligations of the Company at September 30, 2006, are as follows:

	At September 30, 2006 and Due
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Short-term debt obligations	$468,400	$—	$—	$—	$468,400
Long-term debt obligations	20,620	45,000	—	109,282	174,902
Operating lease obligations	10,394	19,683	16,200	28,406	74,683
Other contractual obligations	3,106	—	—	—	3,106
Total	$502,520	$64,683	$16,200	$137,688	$721,091

Debt obligations are discussed in Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1. Unaudited Consolidated Financial Statements.” Operating lease obligations are discussed in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. The other contractual obligations relate to the minimum liability associated with our data and item processing contract with a third-party provider. The contractual obligations table above does not include our merger-related liability, which was $2.8 million at September 30, 2006. See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1. Unaudited Consolidated Financial Statements.”

We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity, and continued deposit gathering activities. We believe we have in place sufficient borrowing mechanisms for short-term liquidity needs.

Off-Balance Sheet Arrangements

Our obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded. At September 30, 2006, our loan-related commitments, including standby letters of credit and financial guarantees, totaled $1.2 billion. The commitments which result in a funded loan increase our profitability through net interest income. Therefore, during the year, we manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources have been and are expected to be sufficient to meet the cash requirements of our lending activities.

Asset/Liability Management and Interest Rate Sensitivity

Interest Rate Risk.   Our market risk arises primarily from credit risk and interest rate risk inherent in our lending and deposit gathering activities. To manage our credit risk, we rely on adherence to our underwriting standards and loan policies as well as our allowance for credit losses methodology. To manage our exposure to changes in interest rates, we perform asset and liability management activities which are governed by guidelines pre-established by our Executive ALM Committee and approved by our Board of Directors’ Asset/Liability Management Committee, or Board ALCO. Our Executive ALM Committee and Board ALCO monitor our compliance with our asset/liability management policies. These policies focus on providing sufficient levels of net interest income while considering acceptable levels of interest rate exposure as well as liquidity and capital constraints.

Market risk sensitive instruments are generally defined as derivatives and other financial instruments, which include investment securities, loans, deposits, and borrowings. At September 30, 2006, we had not used any derivatives to alter our interest rate risk profile or for any other reason. However, both the repricing characteristics of our fixed rate loans and floating rate loans, as well as our significant percentage of noninterest-bearing deposits compared to interest-earning assets, may influence our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, interest-bearing deposits in financial institutions, Federal Reserve Bank and Federal Home Loan Bank stock, investment securities, deposits, borrowings and subordinated debentures.

We measure our interest rate risk position on a monthly basis using three methods: (i) net interest income simulation analysis; (ii) market value of equity modeling; and (iii) traditional gap analysis. The results of these analyses are reviewed by the Executive ALM Committee monthly and the Board ALCO quarterly. If hypothetical changes to interest rates cause changes to our simulated net present value of equity and/or net interest income outside our pre-established limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits. We evaluated the results of our net interest income simulation and market value of equity models prepared as of September 30, 2006. These simulation models demonstrate that our balance sheet is asset-sensitive. An asset-sensitive balance sheet suggests that in a rising interest rate environment, our net interest margin would increase, and during a falling or sustained low interest rate environment, our net interest margin would decrease.

The net interest margin for the third quarter of 2006 declined 19 basis points compared to the net interest margin for the second quarter of 2006 even though market interest rates increased during these periods. The net interest margin compression was caused by a combination of the competitive interest rate pressures on new loan originations, an increase in the cost of deposits, a decrease in noninterest bearing deposits, and increased borrowings to support loan growth and deposit flows.

Net interest income simulation.   We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of September 30, 2006. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

This analysis calculates the difference between net interest income forecasted using both increasing and declining interest rate scenarios and net interest income forecasted using a base market interest rate derived from the current treasury yield curve. In order to arrive at the base case, we extend our balance sheet at September 30, 2006 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of September 30, 2006. Based on such repricings, we calculated an estimated net interest income and net interest margin. The effects of certain balance sheet attributes, such as fixed-rate loans, floating rate loans that have reached their floors and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that may vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

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

The following table presents as of September 30, 2006, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points.

Interest rate scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$259,016	11.6%	6.67%	0.68%
Up 200 basis points	$249,302	7.4%	6.42%	0.43%
Up 100 basis points	$241,375	4.0%	6.22%	0.23%
BASE CASE	$232,181	—	5.99%	—
Down 100 basis points	$222,725	(4.1)%	5.75%	(0.24)%
Down 200 basis points	$213,810	(7.9)%	5.52%	(0.47)%
Down 300 basis points	$208,923	(10.0)%	5.40%	(0.59)%

Our simulation results indicate our interest rate risk position was asset sensitive as the simulated impact of an immediate upward movement in interest rates would result in increases in net interest income over the subsequent 12 month period while an immediate downward movement in interest rates would result in a decrease in net interest income over the next 12 months. In comparing the September 30, 2006 simulation results to the end of 2005 and the quarterly reporting periods during 2006, our third quarter model indicates we are less asset sensitive than these prior reporting periods. The decline in our asset sensitivity is mostly a result of: (i) the impact of our acquisition activity, including the addition of Foothill’s liability sensitive profile; (ii) deposit realignment due to acquisitions and the impact of the higher interest rate environment on customers’ deposit requirements; (iii) net deposit outflows being replaced with short-term FHLB advances; and (iv) the competitive forces on loan originations.

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

2006. The following table shows the projected change in the market value of equity for the set of rate shocks presented as of September 30, 2006:

Interest rate scenario	Estimated Market Value	Percentage change From Base	Percentage of total assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$1,139,012	1.9%	24.8%	127.4%
Up 200 basis points	$1,132,981	1.3%	24.6%	126.8%
Up 100 basis points	$1,126,240	0.7%	24.5%	126.0%
BASE CASE	$1,118,127	—	24.3%	125.1%
Down 100 basis points	$1,107,465	(1.0)%	24.1%	123.9%
Down 200 basis points	$1,091,287	(2.4)%	23.7%	122.1%
Down 300 basis points	$1,062,037	(5.0)%	23.1%	118.8%

The results of our market value of equity model indicate that an immediate and sustained increase in interest rates would increase the market value of equity from the base case while a decrease in interest rates would decrease the market value of equity.

Gap analysis.   As part of the interest rate management process, we use a gap analysis. A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest-sensitive assets and interest-bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match the volume of interest sensitive assets and interest bearing liabilities repricing over different time intervals. The following table illustrates the volume and repricing characteristics of our balance sheet at September 30, 2006 over the indicated time intervals:

	At September 30, 2006
	Amounts Maturing or Repricing In
	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Non- sensitive(1)	Total
	(Dollars in thousands)
ASSETS
Cash and deposits in financial institutions	$287	$—	$—	$—	$116,057	$116,344
Federal funds sold	10,500	—	—	—	—	10,500
Investment securities	51,118	32,531	131,991	19,312	—	234,952
Loans, net of unearned income	1,868,959	124,530	970,850	578,256		3,542,595
Other assets	—	—	—	—	697,083	697,083
Total assets	$1,930,864	$157,061	$1,102,841	$597,568	$813,140	$4,601,474
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$—	$—	$—	$—	$1,354,726	$1,354,726
Interest-bearing demand, money market and savings	1,308,340	—	—	—	—	1,308,340
Time deposits	190,436	152,015	16,337	—	—	358,788
Borrowings	428,400	40,000	45,000	—	—	513,400
Subordinated debentures	121,654	—	—	8,248	—	129,902
Other liabilities	—	—	—	—	41,841	41,841
Shareholders’ equity	—	—	—	—	894,477	894,477
Total liabilities and shareholders’ equity	$2,048,830	$192,015	$61,337	$8,248	$2,291,044	$4,601,474
Period gap	$(117,966)	$(34,954)	$1,041,504	$589,320	$(1,477,904)
Cumulative interest-earning assets	$1,930,864	$2,087,925	$3,190,766	$3,788,334
Cumulative interest-bearing liabilities	$2,048,830	$2,240,845	$2,302,182	$2,310,430
Cumulative gap	$(117,966)	$(152,920)	$888,584	$1,477,904
Cumulative interest-earning assets to cumulative interest-bearing liabilities	94.2%	93.2%	138.6%	164.0%
Cumulative gap as a percent of:
Total assets	(2.6)%	(3.3)%	19.3%	32.1%
Interest-earning assets	(3.1)%	(4.0)%	23.5%	39.0%

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

In using this interest rate risk management tool, we focus on the gap sensitivity identified as the cumulative one year gap. The preceding table indicates that we had a negative one year cumulative gap of $152.9 million at September 30, 2006. This gap position suggests that we are liability-sensitive and if rates were to increase, our net interest margin would most likely decrease. Conversely, if rates were to decrease, our net interest margin would most likely increase.

At June 30, 2006, the gap analysis at that date showed a positive one year cumulative gap of $131.9 million. The change in the cumulative one year gap from June 30 to September 30, 2006, is the result of (a) third quarter organic loan growth centered in mini-perm real estate loans which will have their first repricing in five years and (b) an increase in short-term FHLB borrowings used to fund loan growth and deposit flows. To moderate the effect this may have on our interest rate profile and net interest margin, we expect to shrink our balance sheet and reduce outstanding borrowings. In addition to the securities sale completed on October 23, 2006, and the expected retirement of $20.6 million in subordinated debentures in December, we are planning to further reduce borrowings through selected dispositions of loans.

The liability-sensitive result of the gap table is not consistent with the conclusions in our net interest income simulation and market value of equity model results due mostly to inherent limitations of a gap table which are described more fully below. The Company’s asset-sensitive profile is due to the fact that future changes in interest rates will effect our loan yields more than the cost of funding sources. As a result, actual results may vary significantly from the results suggested by the gap table. The gap table assumes a static balance sheet, as does the net interest income simulation, and, accordingly, looks at the repricing of existing assets and liabilities without consideration of new loans and deposits that reflect a more current interest rate environment. Unlike the net interest income simulation, however, the interest rate risk profile of certain deposit products and floating rate loans that have reached their floors cannot be captured effectively in a gap table. Although the table shows the amount of certain assets and liabilities scheduled to reprice in a given time frame, it does not reflect when or to what extent such repricings may actually occur. For example, interest-bearing demand, money market and savings deposits are shown to reprice in the first three months, but we may choose to reprice these deposits more slowly and incorporate only a portion of the movement in market rates based on market conditions at that time. Alternatively, a loan which has reached its floor may not reprice despite a change in market interest rates causing such loan to act like a fixed rate loan regardless of its scheduled repricing date. For example, a loan already at its floor would not reprice if the adjusted rate was less than its floor. The gap table as presented is not able to factor in the flexibility we believe we have in repricing either deposits or the floors on our loans.

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

PART II—OTHER INFORMATION

ITEM 1.                Legal Proceedings

There have been no material developments in our legal proceedings previously reported in Item 3 to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

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

A downturn in the real estate market could negatively affect our business because a significant portion (approximately 76% as of September 30, 2006) of our loans is secured by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. Substantially all of our real property collateral is located in Southern California. If there is a significant decline in real estate values, especially in Southern California, the collateral for our loans would provide less security. Real estate values could be affected by, among other things, an economic slowdown, an increase in interest rates, earthquakes and other natural disasters particular to California.

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

Our operations are subject to extensive regulation by federal and state governmental authorities, and we are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. There are currently proposed laws, rules and regulations that, if adopted, would impact our operations. There can be no assurance that these proposed laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could (i) make compliance much more difficult or expensive, (ii) restrict our ability to originate, broker or sell loans or accept certain deposits, (iii) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us, or (iv) otherwise adversely affect our business or prospects for business. Additionally, in order to conduct certain activities, including acquisitions, we are required to obtain regulatory approval.  There can be no assurance that any required approvals can be obtained, or obtained without conditions or on a timeframe acceptable to us. For more information, please see the section entitled See “Item 1. Business—Supervision and Regulation” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2005.

We are exposed to transactional, currency and legal risk related to our foreign loans that is in addition to risks we face on loans to U.S. based borrowers.

A portion of our loan portfolio is represented by credit we extend and loans we make to businesses located outside the United States, predominantly in Mexico. These loans, which include commercial loans, real estate loans and credit extensions for the financing of international trade, are subject to risks in addition to risks we face with our loans to businesses located in the United States including, but not limited to, currency risk, transaction risk, country risk and legal risk. While these loans are denominated in U.S. dollars, the ability of the borrower to repay may be affected by fluctuations in the borrower’s home country currency relative to the U.S. dollar. Additionally, while most of our foreign loans are insured by U.S.-based institutions, guaranteed by a U.S.-based entity, or collateralized with U.S.-based assets or real property, our ability to collect in the event of default is subject to a number of conditions, as well as deductibles and co-payments with respect to insurance, and we may not be successful in obtaining partial or full repayment or reimbursement from the insurers. Furthermore, foreign laws may restrict our ability to foreclose on, take a security interest in, or seize collateral located in the foreign country.

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

The availability of dividends from the Banks is limited by various statutes and regulations. It is possible, depending upon the financial condition of the bank in question and other factors, that the Board of Governors of the Federal Reserve System, and/or the Federal Deposit Insurance Corporation (FDIC) and/or the California Department of Financial Institutions could assert that payment of dividends or other payments is an unsafe or unsound practice. In the event our subsidiaries were unable to pay dividends to us, we in turn would likely have to reduce or stop paying dividends on our common stock. Our failure to pay dividends on our common stock could have a material adverse effect on the market price of our common stock. See “Item 1. Business—Supervision and Regulation” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2005 for additional information on the regulatory restrictions to which we and our Banks are subject.

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

In accordance with accounting principles generally accepted in the United States, we maintain an allowance for loan losses to provide for loan defaults and non-performance and a reserve for unfunded loan commitments, which when combined, we refer to as the allowance for credit losses. Our allowance for credit losses may not be adequate to cover actual credit losses, and future provisions for credit losses could materially and adversely affect our operating results. Our allowance for credit losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Our federal and state regulators, as an integral part of their examination process, review our loans and allowance for credit losses. While we believe that our allowance for credit losses is adequate to cover current losses, we cannot assure you that we will not further increase the allowance for credit losses or that regulators will not require us to increase this allowance. Either of these occurrences could materially and negatively affect our earnings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II to our Annual Report on Form 10-K for the year ended December 31, 2005 for more information.

Our acquisitions may subject us to unknown risks.

We have completed 18 acquisitions since May 2000 including the Community Bancorp acquisition in October 2006, including the two subsidiaries around which the Company was formed.  Certain events may arise after the date of an acquisition, or we may learn of certain facts, events or circumstances after the closing of an acquisition, that may affect our financial condition or performance or subject us to risk of loss. These events include, but are not limited to: litigation resulting from circumstances occurring at the acquired entity prior to the date of acquisition; loan downgrades and credit loss provisions resulting from underwriting of certain acquired loans determined not to meet our credit standards; personnel changes that cause instability within a department; delays in implementing new policies or procedures, or the failure to apply new policies or procedures; and, other events relating to the performance of our business. Acquisitions involve inherent uncertainty and we cannot determine all potential events, facts and circumstances that could result in loss, or give assurances that our investigation or mitigation efforts will be sufficient to protect against any such loss.

Concentrated ownership of our common stock creates a risk of sudden changes in our share price.

As of November 3, 2006, directors and members of our executive management team owned or controlled approximately 9.9% of our common stock, excluding shares that may be issued to executive officers upon vesting of restricted and performance stock awards and exercise of stock options. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our common stock. In addition, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly.

Our largest shareholder is a registered bank holding company and the activities and regulation of such shareholder may affect the permissible activities of the Company.

Castle Creek Capital, LLC, which we refer to as Castle Creek, is controlled by our chairman, John M. Eggemeyer, and beneficially owned approximately 6.2% of the Company as of November 3, 2006. Castle Creek is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and is regulated by the Board of Governors of the Federal Reserve System, or FRB. Under FRB guidelines, holding companies must be a “source of strength” for their subsidiaries. See “Item 1. Business—Supervision and Regulation—Bank Holding Company Regulation” in Part I to our Annual Report on Form 10-K for the year ended December 31, 2005 for more information. Regulation of Castle Creek by the FRB may adversely affect the activities and strategic plans of the Company should the FRB determine that Castle Creek or any other company in which Castle Creek has invested has engaged in any unsafe or unsound banking practices or activities. While we have no reason to believe that the FRB is proposing to take any action with respect to Castle Creek that would adversely affect the Company, we remain subject to such risk.

ITEM 2.                Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Repurchases of Common Stock

Through the Company’s Directors Deferred Compensation Plan, or the DDCP, participants in the DDCP may invest deferred amounts in the Company’s common stock. The Company has the discretion whether to track purchases of common stock as if made, or to fully fund the DDCP via actual purchases of common stock with deferred amounts. Purchases of Company common stock by the rabbi trust of the DDCP are considered repurchases of common stock by the Company since the rabbi trust is an asset of the Company. Actual purchases of Company common stock via the DDCP are made through open market purchases pursuant to the terms of the DDCP, which since the amendment of the DDCP in August 2003 includes a predetermined formula and schedule for the purchase of such stock in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. Pursuant to the terms of the DDCP, generally, purchases are actually made or deemed to be made in the open market on the 15th of the month (or the next trading day) following the day on which deferred amounts are contributed to the DDCP. No actual purchases were made by the DDCP during the quarter ended September 30, 2006.

On May 3, 2006, our Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock over the next twelve months, subject to market conditions and corporate and regulatory requirements. As of September 30, 2006 no shares have been repurchased. The stock repurchase program may be limited or terminated at any time without prior notice.

ITEM 4.                Submission of Matters to a Vote of Security Holders

(a)	The Company held a special shareholders meeting on September 27, 2006.
(b)

At the special shareholder meeting, the shareholders voted on an amendment to First Community’s bylaws whereby the number of directors on the First Community board will range from seven to fifteen with the exact number at any time to be determined by resolution of the board of directors. This measure was approved. The results of the voting were as follows:

Matter	Votes For	Votes Against	Withheld	Abstentions	Broker Non-votes
Amend the Company bylaws to provide that the number of directors on the First Community board will range from seven to fifteen	18,048,450	123,723	—	111,418	—

ITEM 6.                Exhibits

Exhibit Number	Description
3.1	Restated Articles of Incorporation of First Community Bancorp, dated April 26, 2006 (Exhibit 3.1 to Form 10-Q filed on May 5, 2006 and incorporated herein by this reference).
3.2	Restated Bylaws of First Community Bancorp dated November 8, 2006.
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

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
Date: November 8, 2006
/s/ VICTOR R. SANTORO
Victor R. Santoro
Executive Vice President and Chief Financial Officer