Form 10-K
period 2006-12-31
FIRST COMMUNITY BANCORP /CA/
filed 2007-02-27
CIK 1102112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Registrant’s telephone number, including area code: (619) 233-5588

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

As of June 30, 2006, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on the Nasdaq National Market as of the close of business on June 30, 2006, was approximately $1.3 billion. Registrant does not have any nonvoting common equities.

As of February 23, 2007, there were 28,825,229 shares of registrant’s common stock outstanding, excluding 899,147 shares of unvested restricted stock and unvested performance stock.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company’s definitive proxy statement for its 2007 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

PART I

ITEM 1. BUSINESS

General

We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our banking subsidiary. As of December 31, 2006, our sole banking subsidiary is Pacific Western Bank, which we refer to as Pacific Western, or the Bank. As of December 31, 2005, our banking subsidiaries were Pacific Western National Bank which we also refer to as Pacific Western, and First National Bank, which we refer to as First National. As part of the previously announced plan of consolidation and conversion, Pacific Western National Bank filed an application with the California Department of Financial Institutions, or DFI, to convert from a national banking charter to a state-chartered bank under the name of Pacific Western Bank. This application was approved and the conversion of Pacific Western to a state-chartered bank occurred on September 13, 2006. Pacific Western also filed a notice with the Federal Reserve Bank of San Francisco to withdraw from membership in the Federal Reserve System and become a “nonmember” bank at the time of its conversion. Additionally, on October 26, 2006, following the completion of the acquisition of Community Bancorp Inc. and the subsequent merger of its wholly-owned subsidiary, Community National Bank, with and into First National, we completed our plan of consolidation by merging First National with and into Pacific Western, with Pacific Western as the surviving entity in an “as if” pooling transaction. All references to Pacific Western, or the Bank, prior to September 13, 2006 refer to Pacific Western National Bank, and references on or after September 13, 2006 refer to Pacific Western Bank.

On January 4, 2006, we acquired Cedars Bank, or Cedars, which was merged with and into Pacific Western. On May 9, 2006, we acquired Foothill Independent Bancorp, or Foothill. At the time of acquisition Foothill was merged with and into the First Community Bancorp and Foothill’s wholly-owned subsidiary, Foothill Independent Bank, was merged with and into Pacific Western. We refer to Pacific Western herein as the “Bank” and when we say “we”, “our” or the “Company”, we mean the Company on a consolidated basis with Pacific Western. When we refer to “First Community” or to the holding company, we are referring to the parent company on a stand-alone basis. Discussions about the Company and the Bank as of and for the year ended December 31, 2006 include Cedars, Foothill and Community Bancorp from and after their respective dates of acquisition.

Pacific Western is a full-service community bank offering a broad range of banking products and services. We accept time and demand deposits, fund loans including real estate, construction, SBA and commercial loans, and offer other business oriented banking products. Our operations are primarily located in Southern California and the Bank focuses on conducting business with small to medium size businesses and the owners and employees of those businesses in our marketplace. We also operate in Arizona and Texas through our asset-based lending division and SBA loan production offices. At December 31, 2006, the Bank’s gross loans, excluding loans held for sale, totaled $4.2 billion, of which approximately 20% were commercial loans, 79% were commercial real estate loans, including construction loans, and 1% were consumer and other loans. These percentages include some foreign loans, primarily to individuals or entities with business in Mexico, representing 2% of total loans.

We derive our income primarily from the interest received on the various loan products, fees from providing deposit services, foreign exchange services and extending credit, and interest on investment securities. Our major operating expenses are the interest paid by the Bank on deposits and borrowings, employee compensation and general operating expenses. The Bank relies on a foundation of locally generated deposits. Our Bank has a relatively low cost of funds due to a high percentage of noninterest-bearing and low cost deposits. Our operations, like those of other financial institutions operating in Southern California, are significantly influenced by economic conditions in Southern California, including the strength of the real estate market, and the fiscal and regulatory policies of the federal and state government and the regulatory authorities that govern financial institutions. See “—Supervision and

Regulation.” With our SBA loan production offices and asset-based lending division with operations in Arizona and Texas, we are also subject to the economic conditions affecting those markets.

We are committed to maintaining premier, relationship-based community banking in Southern California which serves the needs of small to medium-sized businesses and the owners and employees of those businesses, as well as serving the needs of growing businesses that may not yet meet the credit standards of the Bank through tightly controlled asset-based lending and factoring of accounts receivable. The strategy for serving our target markets is the delivery of a finely-focused set of value-added products and services that satisfy the primary needs of our customers, emphasizing superior service and relationships as opposed to transaction volume or low pricing.

As of December 31, 2006, our assets totaled $5.6 billion. As of February 23, 2007, we have one wholly-owned banking subsidiary, Pacific Western, with 63 branches located in Los Angeles, Orange, Riverside, San Bernardino and San Diego Counties, California. Pacific Western’s business includes its asset-based lending and accounts receivable factoring division, doing business as First Community Financial, with a loan production office in Phoenix, Arizona and marketing offices in Austin, Texas and Los Angeles and Orange Counties, California.

Strategic Evolution and Acquisition Strategy

The Company was organized on October 22, 1999 as a California corporation for the purpose of becoming a bank holding company and to acquire all the outstanding capital stock of Rancho Santa Fe National Bank, First National’s predecessor.

We have grown rapidly through a series of acquisitions. The following chart summarizes the completed acquisitions since our inception, which are described in more detail below and in Note 2 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Date	Institution/Company Acquired
May 2000	Rancho Santa Fe National Bank
May 2000	First Community Bank of the Desert
January 2001	Professional Bancorp, Inc.
October 2001	First Charter Bank
January 2002	Pacific Western National Bank
March 2002	W.H.E.C., Inc.
August 2002	Upland Bank
August 2002	Marathon Bancorp
September 2002	First National Bank
January 2003	Bank of Coronado
August 2003	Verdugo Banking Company
March 2004	First Community Financial Corporation
April 2004	Harbor National Bank
August 2005	First American Bank
October 2005	Pacific Liberty Bank
January 2006	Cedars Bank
May 2006	Foothill Independent Bancorp
October 2006	Community Bancorp Inc.

We have financed our acquisitions, in part, with cash raised from the sale of our common stock or from the issuance of subordinated debentures. In August and September 2005, we raised $49.0 million via the sale of 1.0 million shares of our common stock in a registered public offering, which we refer to as the 2005 offering. The proceeds of the 2005 offering were used to help fund the acquisition of First American Bank. In January 2006, we raised $109.5 million via the sale of 1.9 million shares of our common stock in a registered public offering. The proceeds of the January 2006 offering were used to provide regulatory capital to support the acquisition of Cedars Bank. We have outstanding a total of $149.2 million in subordinated debentures as follows: $8.2 million issued in 2000, $10.3 million in 2002, $20.6 million issued in 2003, $61.9 million issued in 2004, and $48.2 million acquired in our acquisitions of Foothill and Community Bancorp. In December 2006, we retired $20.6 million of subordinated debentures issued in 2001. See Note 8 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.” As described in more detail below, we have also financed the acquisitions with the exchange of our common stock for the stock of the target company. Below is a summary of the acquisitions which have occurred since the beginning of 2004.

First Community Financial Corporation

On March 1, 2004, we acquired First Community Financial Corporation, or FC Financial, a privately-held commercial finance company based in Phoenix, Arizona. We paid $40.0 million in cash for all of the outstanding common stock and options of FC Financial. At the time of the acquisition, FC Financial became a wholly-owned subsidiary of First National. On October 26, 2006, as part of the merger of First National with Pacific Western, FC Financial became an operating division of Pacific Western.

Harbor National Bank Acquisition

On April 16, 2004, we acquired Harbor National. We paid approximately $35.7 million in cash for all of the outstanding shares of common stock and options of Harbor National. We made this acquisition to expand our presence in Orange County, California. At the time of the acquisition, Harbor National was merged into Pacific Western.

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

Foothill Independent Bancorp

On May 9, 2006, we acquired Foothill Independent Bancorp, or Foothill, based in Glendora, California. We issued approximately 3,947,000 shares of our common stock to the Foothill shareholders and caused Foothill to pay $10.2 million in cash for all outstanding options to purchase Foothill common stock. The aggregate deal value was approximately $242.5 million. At the time of the acquisition, Foothill was merged with and into the Company and Foothill Independent Bank, a wholly-owned subsidiary of Foothill, was merged with and into Pacific Western. We made this acquisition to expand our presence in Los Angeles, Riverside and San Bernardino Counties of California.

Community Bancorp Inc.

On October 26, 2006, we acquired Community Bancorp Inc., or Community Bancorp, based in Escondido, California. We issued approximately 4,678,000 shares of our common stock to the Community Bancorp shareholders and caused Community Bancorp to pay $6.1 million in cash for all outstanding options to purchase Community Bancorp common stock. The aggregate deal value for financial reporting purposes was approximately $268.7 million. At the time of the acquisition, Community Bancorp was merged with and into the Company and Community National Bank, a wholly-owned subsidiary of Community Bancorp, was merged with and into First National. We made this acquisition to expand our presence in the San Diego and Riverside Counties of California.

Banking Business

The Bank is a full-service community bank that offers a broad range of banking products and services, including many types of business and personal savings and checking accounts and other commercial and consumer banking services, including foreign exchange services. We derive our income primarily from the interest received on the various loan products, fees from providing deposit services, foreign exchange services and extending credit, and interest on investment securities. The Bank originates several types of loans, including secured and unsecured commercial and consumer loans, commercial real estate mortgage loans, SBA loans and construction loans. We extend credit to customers located primarily in the counties we serve and through certain programs, we also extend credit and make commercial and real estate loans to businesses located in Mexico. Special services, including international banking services, multi-state deposit services and investment services, or requests beyond the lending limits of the Bank can be arranged through correspondent banks. The Bank issues ATM and debit cards, has a network of ATMs and offers access to ATM networks through other major service providers. Through the Bank, we provide these banking and financial services throughout Southern California to small and medium-sized businesses and the owners and employees of those businesses. We also provide asset-based lending and factoring of accounts receivable to small businesses located throughout the southwestern United States through our loan production office in Phoenix, Arizona and marketing offices in Austin, Texas and Los Angeles and Orange Counties, California.

Through the Bank, the Company concentrates its lending activities in four principal areas:

(1)   Real Estate Loans.   Real estate loans are comprised of construction loans, miniperm loans collateralized by first or junior deeds of trust on specific commercial properties and equity lines of credit. The properties collateralizing real estate loans are principally located in our primary market areas of Los Angeles, Orange, San Bernardino, Riverside and San Diego counties in California and the contiguous communities. Construction loans are comprised of loans on commercial, residential and income producing properties that generally have terms of less than two years and typically bear an interest rate that floats with the Bank’s base rate, prime rate or another established index. Miniperm loans finance the purchase and/or ownership of commercial properties, including owner-occupied and income producing properties. Miniperm loans are generally made with an amortization schedule ranging from 15 to 25 years with a lump sum balloon payment due in one to ten years. Equity lines of credit are revolving lines of credit collateralized by junior deeds of trust on residential real properties. They generally bear a rate of interest that floats with the Bank’s base rate or the prime rate and have maturities of five years. From time to time, we purchase participation interests in loans originated by other financial institutions. These loans are subject generally to the same underwriting criteria and approval process as loans originated directly by us.

The Bank’s real estate portfolio is subject to certain risks, including, but not limited to (i) a possible downturn in the Southern California economy, (ii) interest rate increases, (iii) reduction in real estate values in Southern California, (iv) increased competition in pricing and loan structure, and (v) environmental risks, including natural disasters. We strive to reduce the exposure to such risks by (a) reviewing each loan request and renewal individually, (b) using a dual signature approval system for the approval of each loan request for loans over a certain dollar amount, (c) adhering to written loan policies, including, among other factors, minimum collateral requirements, maximum loan-to-value ratio requirements, cash flow requirements and personal guarantees, (d) obtaining secondary appraisals, (e) obtaining external independent credit reviews, (f) evaluating concentrations as a percentage of capital and loans, and (g) conducting environmental reviews, where appropriate. We review each loan request on the basis of our ability to recover both principal and interest in view of the inherent risks.

(2)   Commercial Loans.   Commercial loans are made to finance operations, to provide working capital, or for specific purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower’s cash flow from operations is generally the primary source of repayment, our policies provide specific guidelines regarding required debt coverage and other important financial ratios. Commercial loans include lines of credit and commercial term loans. Lines of credit are extended to businesses or individuals based on the financial strength and integrity of the borrower and generally (with some exceptions) are collateralized by short-term assets such as accounts receivable, inventory, equipment or real estate and have a maturity of one year or less. Such lines of credit bear an interest rate that floats with the Bank’s base rate, the prime rate, LIBOR or another established index. Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short-term debt originally used to purchase fixed assets or, in rare cases, to finance the purchase of businesses. Commercial term loans generally have terms from one to five years. They may be collateralized by the asset being acquired or other available assets and bear interest rates which either float with the Bank’s base rate, the prime rate, LIBOR or another established index or is fixed for the term of the loan.

The Bank’s portfolio of commercial loans is subject to certain risks, including, but not limited to (i) a possible downturn in the Southern California economy, (ii) interest rate increases, (iii) deterioration of the value of the underlying collateral, and (iv) the deterioration of a borrower’s or guarantor’s financial capabilities. We strive to reduce the exposure to such risks through (a) reviewing each loan request and renewal individually, (b) using a dual signature approval system, (c) adhering to written loan policies, (d) obtaining independent credit reviews, and (e) in the case of certain commercial loans to Mexican or foreign entities, third party insurance which limits our exposure to anywhere from 20 to 30 percent of the underlying loan. In addition, loans based on short-term asset values and factoring arrangements are monitored on a daily, weekly, monthly or quarterly basis and may include lockbox or control account arrangements. In general, the Bank receives and reviews financial statements and other documents of borrowing customers on an ongoing basis during the term of the relationship and responds to any deterioration noted.

(3)   SBA Loans.   The Bank makes SBA loans through programs designed by the federal government to assist the small business community in obtaining financing from financial institutions that are given government guarantees as an incentive to make the loans. Our SBA loans fall into two categories, loans originated under the SBA’s 7a Program (“7a Loans”) and loans originated under the SBA’s 504 Program (“504 Loans”). SBA 7a Loans are commercial business loans generally made for the purpose of purchasing real estate to be occupied by the business owner, providing working capital, and/or purchasing equipment, accounts receivable or inventory. SBA 504 Loans are collateralized by commercial real estate and are generally made to business owners for the purpose of purchasing or improving real estate for their use and for equipment used in their business.

SBA lending is subject to federal legislation that can affect the availability and funding of the program. From time to time, this dependence on legislative funding causes limitations and uncertainties with regard to the continued funding of such programs, which could potentially have an adverse financial impact on our business.

The Bank’s portfolio of SBA loans is subject to certain risks, including, but not limited to (i) a possible downturn in the Southern California economy, (ii) interest rate increases, (iii) deterioration of the value of the underlying collateral, and (iv) the deterioration of a borrower’s or guarantor’s financial capabilities. We strive to reduce the exposure of such risks through (a) reviewing each loan request and renewal individually, (b) using a dual signature approval system, (c) adhering to written loan policies, (d) adhering to SBA written policies and regulations, and (e) obtaining independent credit reviews. In addition, SBA loans normally require monthly installment payments of principal and interest and therefore are continually monitored for past due conditions. In general, the Bank receives and reviews financial statements and other documents of borrowing customers on an ongoing basis during the term of the relationship and responds to any deterioration noted.

(4)   Consumer Loans.   Consumer loans include personal loans, auto loans, boat loans, home improvement loans, equipment loans, revolving lines of credit and other loans typically made by banks to individual borrowers. The Bank’s consumer loan portfolio is subject to certain risks, including (i) amount of credit offered to consumers in the market, (ii) interest rate increases, and (iii) consumer bankruptcy laws which allow consumers to discharge certain debts. We strive to reduce the exposure to such risks through the direct approval of all consumer loans by (a) reviewing each loan request and renewal individually, (b) using a dual signature approval system, (c) adhering to written credit policies, and (d) obtaining external independent credit reviews.

As part of our efforts to achieve long-term stable profitability and respond to a changing economic environment in Southern California and in other areas where we operate, we constantly evaluate a variety of options to augment our traditional focus by broadening the services and products we provide. Possible avenues of growth include more branch locations, expanded days and hours of operation and new types of loan and deposit products. To date, we have not expanded into areas of brokerage, annuity, insurance or similar investment products and services and have concentrated primarily on the core businesses of accepting deposits, making loans and extending credit.

Business Concentrations

No individual or single group of related accounts is considered material in relation to our total assets or to the assets or deposits of the Bank, or in relation to the overall business of the Company. However, approximately 79% of our loan portfolio held for investment at December 31, 2006 consisted of real estate-related loans, including construction loans, miniperm loans, commercial real estate mortgage loans and commercial loans secured by commercial real estate. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loans.” Moreover, our business activities are currently focused primarily in Southern California, with the majority of our business concentrated in Los Angeles, Riverside, Orange, San Bernardino and San Diego Counties. Consequently, our results of operations and financial condition are dependent upon the general trends in the Southern California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in Southern California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region. We conduct foreign lending activities including commercial and real estate lending, consisting predominantly of loans to individuals or entities located in Mexico. All of our foreign loans are denominated in U.S. dollars and most are collateralized by assets located in the United States or guaranteed or insured by businesses located in the United States. We recently decided to allow our foreign loan portfolio to repay in the ordinary course of business without making any new privately-insured foreign loans other than those under existing commitments. We also conduct asset-based lending and factoring of accounts receivable primarily in the states of Arizona, California and Texas.

Competition

The banking business in California, specifically in the Bank’s primary service areas, is highly competitive with respect to originating both loans and deposits as well as other banking and mortgage banking services. The market is dominated by a relatively small number of major banks with a large number of offices and full-service operations over a wide geographic area. Among the advantages such major banks have in comparison to the Bank is their ability to finance and engage in wide-ranging advertising campaigns and to allocate their investment assets to regions of higher yield and demand. These competitors offer certain services which we do not offer directly. In addition, by virtue of their greater total capitalization, such banks have substantially higher lending limits than we offer. Other entities, in both the public and private sectors, seeking to raise capital through the issuance and sale of debt or equity securities also compete with us for the acquisition of deposits. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card and other consumer finance services (including on-line banking services and personal financial software). Competition for deposit and loan products remains strong from both banking and non-banking institutions and this competition directly affects the rates of those products and the terms on which they are offered to consumers and businesses.

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

Economic factors, along with legislative and technological changes, will have an ongoing impact on the competitive environment within the financial services industry. We strive to anticipate and adapt to dynamic competitive conditions, but we can make no assurance as to the effectiveness of these efforts on our future business or results of operations or as to our continued ability to anticipate and adapt to changing conditions. In order to compete with other financial services providers in our primary service areas, we attempt to use, to the fullest extent possible, the flexibility which our independent status permits, including an emphasis on specialized services, local promotional activity and personal contacts. Our Bank strives to offer highly personalized banking services. In addition, we intend to continue improving our services and banking products. We believe that through the cross-marketing of products, and our focus on tailoring our services to the needs of our customers, our Bank can distinguish itself from other community banks with which we compete based on the range of services provided and products offered. However, we can provide no assurance that we will be able to sufficiently improve our services and/or banking products or successfully compete in our primary service areas.

Employees

As of February 16, 2007, Pacific Western had 988 full time equivalent employees and First Community had 22 full time equivalent employees.

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

Supervision and Regulation

General

The banking and financial services business in which we engage is highly regulated. Such regulation is intended, among other things, to protect depositors insured by the Federal Deposit Insurance Corporation, or FDIC, and the entire banking system. The commercial banking business is also influenced by the monetary and fiscal policies of the federal government and the policies of the Federal Reserve Bank, or FRB. The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. Indirectly, such actions may also impact the ability of non-bank financial institutions to compete with the Bank. The nature and impact of any future changes in monetary policies cannot be predicted.

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

Bank Holding Company Regulation

As a bank holding company, First Community is registered with and subject to regulation by the FRB under the Bank Holding Company Act of 1956, as amended, or the BHCA. In accordance with FRB policy, First Community is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where it might not otherwise do so. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to such a commonly controlled institution. Under the BHCA, we are subject to periodic examination by the FRB. We are also required to file with the FRB periodic reports of our operations and such additional information regarding the Company and its subsidiaries as the FRB may require. Pursuant to the BHCA, we are required to obtain the prior approval of the FRB before we acquire all or substantially all of the assets of any bank or ownership or control of voting shares of any bank if, after giving effect to such acquisition, we would own or control, directly or indirectly, more than 5 percent of such bank.

Under the BHCA, we may not engage in any business other than managing or controlling banks or furnishing services to our subsidiaries that the FRB deems to be so closely related to banking as “to be a proper incident thereto.” We are also prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company unless the company is engaged in banking activities or the FRB determines that the activity is so closely related to banking to be a proper incident to banking. The FRB’s approval must be obtained before the shares of any such company can be acquired and, in certain cases, before any approved company can open new offices.

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

Our earnings and activities are affected by legislation, by regulations and by local legislative and administrative bodies and decisions of courts in the jurisdictions in which we and the Bank conduct business. For example, these include limitations on the ability of the Bank to pay dividends to us and our ability to pay dividends to our shareholders. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. Various federal and state statutory provisions limit the amount of dividends that subsidiary banks and savings associations can pay to their holding companies without regulatory approval. In addition to these explicit limitations, the federal regulatory agencies have general authority to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice. In addition, as discussed below under “—Regulation of the Bank”, a bank holding company such as the Company is required to maintain minimum ratios of Tier 1 capital and total capital to total risk-weighted assets, as well as a minimum ratio of Tier 1 capital to total adjusted quarterly average assets as defined in such regulations.

In addition, banking subsidiaries of bank holding companies are subject to certain restrictions imposed by federal law in dealings with their holding companies and other affiliates. Subject to certain exceptions set forth in the Federal Reserve Act, a bank can make a loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate, accept securities of an affiliate as collateral for a loan or extension of credit to any person or company, issue a guarantee or accept letters of credit on behalf of an affiliate only if the aggregate amount of the above transactions of such subsidiary does not exceed 10 percent of such subsidiary’s capital stock and surplus on an individual basis or 20 percent of such subsidiary’s capital stock and surplus on an aggregate basis. Such transactions must be on terms and conditions that are consistent with safe and sound banking practices. A bank holding company and its subsidiaries generally may not purchase a “low-quality asset,” as that term is defined in the Federal Reserve Act, from an affiliate. Such restrictions also prevent a holding company and its other affiliates from borrowing from a banking subsidiary of the holding company unless the loans are secured by collateral.

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

Regulation of the Bank

The Bank is extensively regulated under both federal and state law.

Pacific Western is insured by the FDIC, which currently insures non-IRA deposits of each insured bank to a maximum of $100,000 per depositor. For this protection, Pacific Western, as is the case with all insured banks, pays a quarterly statutory assessment and is subject to the rules and regulations of the FDIC. Additionally, Pacific Western is a state-chartered bank and is regulated by the DFI.

Various requirements and restrictions under federal and state law affect the operations of the Bank. Federal and state statutes and regulations relate to many aspects of the Bank’s operations, including standards for safety and soundness, reserves against deposits, interest rates payable on deposits and loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, fair lending requirements, Community Reinvestment Act activities and loans to affiliates.

Further, each of the Company and the Bank is required to maintain certain levels of capital. The FRB and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of three tiers, depending on type:

•       Core Capital (Tier 1).   Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, and qualifying trust preferred securities less goodwill, most intangible assets and certain other assets.

•       Supplementary Capital (Tier 2).   Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for possible loan and lease losses, subject to limitations.

•       Market Risk Capital (Tier 3).   Tier 3 capital includes qualifying unsecured subordinated debt.

The following are the regulatory capital guidelines and the actual capitalization levels for Pacific Western and the Company as of December 31, 2006:

	Adequately Capitalized	Well Capitalized	Pacific Western	Company Consolidated
	(greater than or equal to)
Total risk-based capital ratio	8.00%	10.00%	12.17%	12.18%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.93%	10.94%
Tier 1 leverage capital ratio	4.00%	5.00%	12.40%	12.19%

The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities, which totaled $141.0 million at December 31, 2006. This includes $43.0 million of trust preferred securities acquired in the Foothill and Community

Bancorp acquisitions. During the fourth quarter of 2006, we also retired $20.0 million of our trust preferred securities. Our trust preferred securities are currently included in our Tier I capital for purposes of determining the Company’s Tier I and total risk-based capital ratios. The FRB, which is the holding company’s banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, effective March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity, less goodwill net of any related deferred income tax liability. The regulations currently in effect through December 31, 2008 limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at December 31, 2006. We expect that our Tier I capital ratios will be at or above the existing well capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

The FDIC and FRB risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision, or BIS. The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply. The BIS has been working for a number of years on revisions to the 1988 capital accord and in June 2004 released the final version of its proposed new capital framework, with an update in November 2005, or BIS II. BIS II proposes two approaches for setting capital standards for credit risk—an internal ratings-based approach tailored to individual institutions’ circumstances (which for many asset classes is itself broken into a “foundation” approach and an “advanced” or “A-IRB” approach, the availability of which is subject to additional restrictions) and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. BIS II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures.

The U.S. banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on BIS II. In September 2006, the agencies issued a notice of proposed rulemaking setting forth a definitive proposal for implementing BIS II in the United States that would apply only to internationally active banking organizations—defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more—but that other U.S. banking organizations could elect but would not be required to apply. In December 2006, the agencies issued a notice of proposed rulemaking describing proposed amendments to their existing risk-based capital guidelines to make them more risk-sensitive, generally following aspects of the standardized approach of BIS II. These latter proposed amendments, often referred to as “BIS I-A”, would apply to banking organizations that are not internationally active banking organizations subject to the A-IRB approach for internationally active banking organizations and do not “opt in” to that approach. The comment periods for both of the agencies’ notices of proposed rulemakings expire on March 26, 2007.  The agencies have indicated their intent to have the A-IRB provisions for internationally active U.S. banking organizations first become effective in March 2009 and that those provisions and the BIS I-A provisions for others will be implemented on similar timeframes.

The Company is not an internationally active banking organization, as defined in BIS II, and has not made a determination as to whether it would opt to apply the A-IRB provisions applicable to internationally active U.S. banking organizations once they become effective.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act, or FDICIA, requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. Pursuant to FDICIA, the FDIC promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified as undercapitalized if its total risk-based capital is less than 8% or its Tier 1 risk-based capital or leverage ratio is less than 4%. An institution that, based upon its capital levels, is classified as “well capitalized”, “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. Furthermore, if a bank is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the federal bank regulator, and the holding company must guarantee the performance of that plan.

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal or state banking agencies for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties. The enforcement of such actions through injunctions or restraining orders may be based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

Hazardous Waste Clean-Up

Since we are not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, our primary exposure to environmental laws is through our lending activities and through properties or businesses we may own, lease or acquire. Based on a general survey of the Bank’s loan portfolio, conversations with local appraisers and the type of lending currently and historically done by the Bank, we are not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on the Company as of February 16, 2007.

Sarbanes-Oxley Act

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act aims to restore the credibility lost as a result of high profile corporate scandals by addressing, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. The Nasdaq Stock Market has adopted corporate governance rules intended to allow shareholders to more easily and effectively monitor the performance of companies and directors. The principal provisions of the Sarbanes-Oxley Act, many of which have been interpreted through regulations released in 2003, provide for and include, among other things: (i) the creation of the Public Company Accounting Oversight Board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with that company’s independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a “financial expert’ (as such term is defined by the SEC) and if not disclosed, why the audit committee does not have a financial expert; (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (xi) a range of enhanced penalties for fraud and other violations; and (xii) expanded disclosure and certification relating to an issuer’s disclosure controls and procedures and internal controls over financial reporting.

As a result of the Sarbanes-Oxley Act, and its implementing regulations, we have incurred substantial costs to interpret and ensure compliance with the law and its regulations. Future changes in the laws, regulation, or policies that impact us cannot necessarily be predicted and may have a material effect on our business and earnings.

USA Patriot Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”), designed to deny terrorists and others the ability to obtain access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act, as implemented by various federal regulatory agencies, requires financial institutions, including the Company, to implement new policies and procedures or amend existing policies and procedures with respect to, among other matters, anti-money laundering, compliance, suspicious activity and currency transaction reporting and due diligence on customers. The Patriot Act and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB, the FDIC and other federal banking agencies to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act. The Company has augmented its systems and procedures to accomplish this. We believe that the ongoing cost of compliance with the Patriot Act is not likely to be material to the Company.

Federal Deposit Insurance

Because of favorable loss experience and a healthy reserve ratio in the Bank Insurance Fund, or the BIF, of the FDIC, well-capitalized and well-managed banks, including the Bank, have in recent years paid minimal premiums for FDIC insurance. The FDIC notified banks that beginning in 2007, it will increase the premiums for deposit insurance. Concurrently, a deposit premium refund, in the form of credit offsets, was granted to banks that were in existence on December 31, 1996 and paid deposit insurance premiums prior to that date. Pacific Western and many of our acquired institutions meet the qualifications and are eligible for the credit. The credit is to be used to offset future premiums. Because of these credits, we have no expectation of paying any deposit insurance premiums in 2007. The amount of any future premiums will depend on the BIF loss experience, legislation or regulatory initiatives and other factors, none of which we are in position to predict at this time.

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) generally requires insured depository institutions to identify the communities they serve and to make loans and investments and provide services that meet the credit needs of these communities. Furthermore, the CRA requires the FDIC to evaluate the performance of banks in helping to meet the credit needs of its communities. During these examinations, the FDIC rates such institutions’ compliance with CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” Failure of an institution to receive at least a “Satisfactory” rating could inhibit such institution or its holding company from undertaking certain activities. The FDIC must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low-and moderate-income neighborhoods. As a part of the CRA program, the Bank is subject to periodic examinations by the FDIC, and must maintain comprehensive records of its CRA activities for this purpose. The Bank received a CRA rating of “Satisfactory” as of its most recent examination.

Customer Information Security

The FRB and other bank regulatory agencies have adopted final guidelines for safeguarding confidential, personal customer information. These guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazard to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. We have adopted a customer information security program to comply with such requirements.

Privacy

The Gramm-Leach-Bliley Act of 1999 and the California Financial Information Privacy Act require financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, the statutes require explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the Bank’s policies and procedures. Pacific Western has implemented privacy policies addressing these restrictions which are distributed regularly to all existing and new customers of the Bank.

Available Information

We maintain an Internet website at www.firstcommunitybancorp.com, and a website for Pacific Western at www.pacificwesternbank.com. At www.firstcommunitybancorp.com and via the “Investor Relations” link at the Bank’s website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room, located at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You may obtain copies of the Company’s filings on the SEC site. These documents may also be obtained in print upon request by our shareholders to our Investor Relations Department.

We have adopted a written code of ethics that applies to all directors, officers and employees of the Company, including our principal executive officer and senior financial officers, in accordance with

Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission promulgated there under. The code of ethics, which we call our Code of Business Conduct and Ethics, is available on our corporate web site, www.firstcommunitybancorp.com in the section entitled “Corporate Governance.” In the event that we make changes in, or provide waivers from, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on our corporate web site in such section. In the Corporate Governance section of our corporate web site, we have also posted the charters for our Audit Committee and our Compensation, Nominating and Governance Committee, as well as our Corporate Governance Guidelines. In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our web site.

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

Forward-Looking Information

This Annual Report on Form 10-K contains certain forward-looking information about the Company, which statements are intended to be covered by the safe harbor for “forward-looking statements” provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, implied or projected by, such forward-looking statements. Risks and uncertainties include, but are not limited to:

•       planned acquisitions and relative cost savings from completed acquisitions cannot be realized or realized within the expected time frame;

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

•       the economic and regulatory effects of the continuing war on terrorism and other events of war, including the war in Iraq and related disturbances in the Middle East;

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

Changes in the interest rate environment may reduce our profits. It is expected that we will continue to realize income from the differential or “spread” between the interest earned on loans, securities and other interest earning assets, and interest paid on deposits, borrowings and other interest bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest earning assets and interest bearing liabilities. In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. We cannot assure you that we can minimize our interest rate risk. In addition, while an increase in the general level of interest rates may increase our net interest margin and loan yield, it may adversely affect the ability of certain borrowers with variable rate loans to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume and overall profitability.

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

Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. A deterioration in economic conditions, whether caused by national or local concerns, in particular an economic slowdown in Southern California, could result in the following consequences, any of which could hurt our business materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for our products and services may decrease; low cost or noninterest bearing deposits may decrease; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans. These circumstances may lead to an increase in nonaccrual and classified loans, which generally results in a provision for credit losses and in turn reduces the Company’s net earnings. The State of California continues to face fiscal challenges, the long-term effects of which on the State’s economy cannot be predicted.

A downturn in the real estate market could negatively affect our business.

A downturn in the real estate market could negatively affect our business because a significant portion (approximately 79% as of December 31, 2006) of our loans is secured by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. Substantially all of our real property collateral is located in Southern California. If there is a significant decline in real estate values, especially in Southern California, the collateral for our loans would provide less security. Real estate values could be affected by, among other things, an economic slowdown, an increase in interest rates, earthquakes and other natural disasters particular to California.

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

Our operations are subject to extensive regulation by federal and state governmental authorities, and we are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. There are currently proposed laws, rules and regulations that, if adopted, would impact our operations. There can be no assurance that these proposed laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could (i) make compliance much more difficult or expensive, (ii) restrict our ability to originate, broker or sell loans or accept certain deposits, (iii) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us, or (iv) otherwise adversely affect our business or prospects for business. Additionally, in order to conduct certain activities, including acquisitions, we are required to obtain regulatory approval.  There can be no assurance that any required approvals can be obtained, or obtained without conditions or on a timeframe acceptable to us. For more information, please see the section entitled “Item 1. Business—Supervision and Regulation” above.

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

Our ability to pay dividends is restricted by law and contractual arrangements and depends on capital distributions from the Bank which are subject to regulatory limits.

Our ability to pay dividends to our shareholders is subject to the restrictions set forth in California law. In addition, our ability to pay dividends to our shareholders is restricted in specified circumstances under indentures governing the trust preferred securities we have issued and under the revolving credit agreement to which we are a party. See “Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters—Dividends” in Part II of this Annual Report for more information on these restrictions. We cannot assure you that we will meet the criteria specified under California law or under these agreements in the future, in which case we may reduce or stop paying dividends on our common stock.

The primary source of our income from which we pay dividends is the receipt of dividends from the Bank.

The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the Board of Governors of the Federal Reserve System, the FDIC and/or the DFI could assert that payment of dividends or other payments is an unsafe or unsound practice. In the event the Bank is unable to pay dividends to us, it is likely that we, in turn, would have to reduce or stop paying dividends on our common stock. Our failure to pay dividends on our common stock could have a material adverse effect on the market price of our common stock. See “Item 1. Business—Supervision and Regulation” above for additional information on the regulatory restrictions to which we and the Bank are subject.

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

In accordance with accounting principles generally accepted in the United States, we maintain an allowance for loan losses to provide for loan defaults and non-performance and a reserve for unfunded loan commitments, which when combined, we refer to as the allowance for credit losses. Our allowance for credit losses may not be adequate to cover actual credit losses, and future provisions for credit losses could materially and adversely affect our operating results. Our allowance for credit losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Our federal and state regulators, as an integral part of their examination process, review our loans and allowance for credit losses. While we believe that our allowance for credit losses is adequate to cover current losses, we cannot assure you that we will not further increase the allowance for credit losses or that regulators will not require us to increase this allowance. Either of these occurrences could materially and negatively affect our earnings. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report for more information.

Our acquisitions may subject us to unknown risks.

We have completed 18 acquisitions since May 2000, including the acquisition of two bank subsidiaries around which the Company was initially formed.  Certain events may arise after the date of an acquisition, or we may learn of certain facts, events or circumstances after the closing of an acquisition, that may affect our financial condition or performance or subject us to risk of loss. These events include, but are not limited to: litigation resulting from circumstances occurring at the acquired entity prior to the date of acquisition; loan downgrades and credit loss provisions resulting from underwriting of certain acquired loans determined not to meet our credit standards; personnel changes that cause instability within a department; delays in implementing new policies or procedures, or the failure to apply new policies or procedures; and, other events relating to the performance of our business. Acquisitions involve inherent uncertainty and we cannot determine all potential events, facts and circumstances that could result in loss, or give assurances that our investigation or mitigation efforts will be sufficient to protect against any such loss.

Concentrated ownership of our common stock creates a risk of sudden changes in our share price.

As of February 23, 2007, directors and members of our executive management team owned or controlled approximately 10.7% of our common stock, excluding shares that may be issued to executive officers upon vesting of restricted and performance stock awards and exercise of stock options. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The sale by any of our large shareholders of a significant portion of that shareholder’s holdings could have a material adverse effect on the market price of our common stock. In addition, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly.

Our largest shareholder is a registered bank holding company and the activities and regulation of such shareholder may affect the permissible activities of the Company.

Castle Creek Capital, LLC, which we refer to as Castle Creek, is controlled by our chairman, John M. Eggemeyer, and beneficially owned approximately 6.4% of the Company as of February 23, 2007. Castle Creek is a registered bank holding company under the BHCA and is regulated by the FRB. Under FRB guidelines, holding companies must be a “source of strength” for their subsidiaries. See “Item 1. Business—Supervision and Regulation—Bank Holding Company Regulation” above for more information. Regulation of Castle Creek by the FRB may adversely affect the activities and strategic plans of the Company should the FRB determine that Castle Creek or any other company in which Castle Creek has invested has engaged in any unsafe or unsound banking practices or activities. While we have no reason to believe that the FRB is proposing to take any action with respect to Castle Creek that would adversely affect the Company, we remain subject to such risk.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of February 23, 2007, we had a total of 94 properties consisting of 63 branch offices, one annex office, 4 operations centers, 10 loan offices, and 16 other properties of which 11 are subleased. We own 8 locations and the remaining properties are leased. All properties are located in Southern California except for the annex office used by Pacific Western’s asset-based lending division, which is located in Phoenix, Arizona. Pacific Western operates through 63 branches and its principal office is located at 401West A Street, San Diego, CA 92101-7917.

For additional information regarding properties of the Company and Pacific Western, see “Item 8. Financial Statements and Supplementary Data.”

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

On April 18, 2005, the plaintiffs filed the second amended class action complaint. The second amended complaint alleged that the former officer of First Charter improperly induced several First Charter customers to invest in 900 Capital or affiliates of 900 Capital and further alleges that Four Star, 900 Capital and some of their affiliated entities perpetuated their fraud upon investors through various accounts at First Charter, First Community and Pacific Western with those banks’ purported knowing participation in and/or willful ignorance of the scheme. The key allegations in the second amended complaint dated back to the mid-1990s and the second amended complaint alleged several counts for relief including aiding and abetting, conspiracy, fraud, breach of fiduciary duty, relief pursuant to the California Business and Professions Code, negligence and relief under the California Securities Act stemming from an alleged fraudulent scheme and sale of securities issued by 900 Capital and Four Star. In disclosures provided to the parties, plaintiffs have asserted that the named plaintiffs have suffered losses well in excess of $3.85 million, and plaintiffs have asserted that “losses to the class total many tens of millions of dollars.” On June 15, 2005, we filed a demurrer to the second amended complaint, and on August 22, 2005, the

Court sustained our demurrer as to each of the counts therein, granting plaintiffs leave to amend on four of the six counts, and dismissing the other counts outright.

On August 12, 2005, the Company was notified by Progressive Casualty Insurance Company (“Progressive”), its primary insurance carrier with respect to the Gilbert Litigation that Progressive had determined that, based upon the allegations in the second amended complaint filed in the Gilbert Litigation, there was no coverage with respect to the Gilbert Litigation under the Company’s insurance policy with Progressive. Progressive also notified the Company that it was withdrawing its agreement to fund defense costs for the Gilbert Litigation and reserving its right to seek reimbursement from the Company for any defense costs advanced pursuant to the insurance policy. Through December 31, 2005, Progressive had advanced to the Company approximately $690,000 of defense costs with respect to the Gilbert Litigation.

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

In November 2005, along with certain other defendants, we reached an agreement in principle with respect to the Gilbert Litigation. That agreement is reflected in a written Stipulation of Settlement dated February 9, 2007, which has been executed by all the parties to that settlement. The settlement is subject to approval by the Los Angeles Superior Court and a certain level of participation in the settlement by class members. Assuming all conditions to final consummation of the settlement are met, First Community’s contribution to the settlement will be $775,000, which was accrued in 2005.

While we believe that this settlement, if finalized, will end our exposure to the underlying claims by participating class members, we cannot be certain that all conditions to the settlement will be satisfied or that we will not be subject to further claims by parties related to the same claims who did not participate in the settlement.

In connection with the Gilbert Litigation settlement, we also reached a settlement with Progressive Casualty Insurance Co. in the Progressive Litigation. The settlement with Progressive, which includes an additional contribution by Progressive under First Community’s policy toward the settlement of the Gilbert Litigation and a dismissal by Progressive of any claims against First Community for reimbursement, is contingent upon the consummation of the Gilbert Litigation settlement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Marketplace Designation, Sales Price Information and Holders

On June 1, 2000, our common stock was designated for quotation on the Nasdaq National Market® and trades under the symbol “FCBP.” The following table summarizes the high and low sale prices for each quarterly period ended since January 1, 2005 for our common stock, as quoted and reported by the Nasdaq National Market:

	Sales Prices
	High	Low
Quarter Ended
2005:
First quarter	$46.20	$39.00
Second quarter	$48.95	$41.18
Third quarter	$51.62	$45.50
Fourth quarter	$57.30	$45.07
2006:
First quarter	$61.65	$53.95
Second quarter	$61.35	$55.02
Third quarter	$59.52	$51.87
Fourth quarter	$58.11	$51.30

As of February 16, 2007, the closing price of our common stock on Nasdaq was $54.42 per share. As of that date, we believe, based on the records of our transfer agent, that there were approximately 2,650 record holders of our common stock.

Dividends

Our ability to pay dividends to our shareholders is subject to the restrictions set forth in the California General Corporation Law, or the CGCL. The CGCL provides that a corporation may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution. The CGCL further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions: (i) the corporation’s assets equal at least 1 1/4 times its liabilities and (ii) the corporation’s current assets equal at least its current liabilities or, alternatively, if the average of the corporation’s earnings before taxes on income and interest expense for the two preceding fiscal years was less than the average of the corporation’s interest expense for such fiscal years, the corporation’s current assets equal at least 1 1/4 times its current liabilities. Our ability to pay dividends is also subject to certain other limitations. See “Item 1. Business—Supervision and Regulation” in Part I of this Annual Report on Form 10-K.

Our primary source of income is the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the bank in question, and other factors, that either the FRB, the FDIC or the DFI could assert that payment of dividends or other payments is an unsafe or unsound practice. In addition, our ability to pay dividends is limited by certain provisions of our credit agreement with U.S. Bank, N.A. This agreement provides that we may not declare or pay any dividend on the Company’s common stock in any quarter if an Event of Default (as defined in the agreement) has occurred or will occur as a result of such payment. In addition, the agreement prevents us from paying a dividend in the event we no longer own 100% of Pacific

Western. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” and Note 18 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Our ability to pay dividends is also limited by certain covenants contained in the indentures governing trust preferred securities issued by us or entities that we have acquired, and the debentures underlying the trust preferred securities. Generally the indentures provide that if an Event of Default (as defined in the indentures) has occurred and is continuing, or if we are in default with respect to any obligations under our guarantee agreement which covers payments of the obligations on the trust preferred securities, or if we give notice of any intention to defer payments of interest on the debentures underlying the trust preferred securities, then we may not, among other restrictions, declare or pay any dividends (other than a dividend payable by the Bank to the holding company) with respect to our common stock. See Note 8 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Holders of our common stock are entitled to receive dividends declared by our Board of Directors out of funds legally available under the laws of the State of California, subject to the rights of holders of any preferred stock of the Company that may be issued in the future. Since January 1, 2005 we have declared the following quarterly dividends:

Record Date	Pay Date	Amount per Share
February 15, 2005	February 28, 2005	$0.22
May 16, 2005	May 31, 2005	$0.25
August 16, 2005	August 31, 2005	$0.25
November 16, 2005	November 30, 2005	$0.25
February 16, 2006	February 28, 2006	$0.25
May 16, 2006	May 31, 2006	$0.32
August 16, 2006	August 30, 2006	$0.32
November 16, 2006	November 30, 2006	$0.32
February 16, 2007	February 28, 2007	$0.32

We believe that the Company will be able to continue paying quarterly dividends, however we can provide no assurance that we will continue to declare dividends on a quarterly basis or otherwise. The declaration of dividends by the Company is subject to the discretion of our Board of Directors. Our Board of Directors will take into account such matters as general business conditions, our financial results, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us to our shareholders or by our subsidiary to the holding company, and such other factors as our Board of Directors may deem relevant. See “Item 1. Business—Regulation and Supervision,” in Part I of this Annual Report on Form 10-K for a discussion of potential regulatory limitations on the holding company’s receipt of funds from the Bank.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2006, regarding securities issued and to be issued under our equity compensation plans that were in effect during fiscal 2006:

	Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
		(a)	(b)	(c)
Equity compensation plans approved by security holders	The First Community Bancorp 2003 Stock Incentive Plan(1)	135,373 (2)	$20.78	916,196 (3)
Equity compensation plans not approved by security holders	None	—	—	—
Total

(1)           The First Community Bancorp 2003 Stock Incentive Plan (the “Incentive Plan”) was last approved by the shareholders of the Company at our 2004 Annual Meeting of Shareholders and amended at our 2006 Annual Meeting of Shareholders.

(2)           Amount represents outstanding options only and does not include the 750,014 shares of unvested restricted and performance stock awarded since 2003 and outstanding as of December 31, 2006 with an exercise price of zero.

(3)           The total number of shares of common stock that have been approved for issuance pursuant to awards granted or which may be granted in the future under the Incentive Plan is 3,500,000 shares. In addition to options issued under the Incentive Plan, the number of securities remaining available for future issuance has been reduced by 1,134,122 shares which represents the sum of the number of unvested shares of restricted and performance stock awards outstanding at December 31, 2006 and the number of vested shares of restricted and performance stock as of December 31, 2006. In February 2007, the Company granted 208,300 of performance and restricted stock awards reducing the shares remaining available for issuance under the Incentive Plan to 707,896.

Recent Sales of Unregistered Securities and Use of Proceeds

During the past three years, the Company has issued unregistered debt securities through one offering of trust preferred securities. The details of the offering are set forth below:

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

Repurchases of Common Stock

Through the Company’s Directors Deferred Compensation Plan, or the DDCP, participants in the plan may reinvest deferred amounts in the Company’s common stock. The Company has the discretion whether to track purchases of common stock as if made, or to fully fund the DDCP via purchases of stock with deferred amounts. Purchases of Company common stock by the rabbi trust of the DDCP are considered repurchases of common stock by the Company since the rabbi trust is an asset of the Company. Actual purchases of Company common stock via the DDCP are made through open market purchases pursuant to the terms of the DDCP, which includes a predetermined formula and schedule for the purchase of such stock in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. Pursuant to the terms of the DDCP, generally purchases are actually made or deemed to be made in the open market on the 15th of the month (or the next trading day) following the day on which deferred amounts are contributed to the DDCP, beginning March 15 of each year. Listed in the table below are the purchases made by the DDCP for the fourth quarter of 2006:

	Total Shares Purchased	Average Price Paid Per Share	Shares Purchased As Part of a Publicly-Announced Program	Maximum Shares Still Available for Repurchase
October 1 - October 31, 2006	—	—	N/A	N/A
November 1 - November 30, 2006	—	—	N/A	N/A
December 1 - December 31, 2006	6,433	$53.20	N/A	N/A
	6,433	$53.20

On May 3, 2006, our Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock over the next twelve months, subject to market conditions and corporate and regulatory requirements. Through February 7, 2007, we repurchased 277,600 shares. The stock repurchase program may be limited or terminated at any time without prior notice. Listed in the table below are the purchases made by the Company as of February 7, 2007:

	Total Shares Purchased	Average Price Paid Per Share	Shares Purchased As Part of a Publicly-Announced Program	Maximum Shares Still Available for Repurchase
October 1 - October 31, 2006	—	—	—	1,000,000
November 1 - November 30, 2006	100,000	$53.26	100,000	900,000
December 1 - December 31, 2006	—	—	—	900,000
Fourth quarter total	100,000	$53.26	100,000
January 1 - January 31, 2007	89,900	$52.87	89,900	810,100
February 1 - February 7, 2007	87,700	$54.37	87,700	722,400
	277,600	$53.48	277,600

Five-Year Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on our common stock based on the closing price during the five years ended December 31, 2006, with (1) the Total Return Index for the NASDAQ Stock Market (U.S. Companies) and (2) the Total Return Index for NASDAQ Bank Stocks. This comparison assumes $100 was invested on December 31, 2001, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. First Community’s total cumulative return was 186.8% over the five year period ending December 31, 2006 compared to 24.2% and 66.1% for the NASDAQ Composite and NASDAQ Bank Stocks.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
First Community Bancorp	$100	$166.02	$186.01	$224.57	$291.96	$286.78
NASDAQ Composite	100	69.66	99.71	113.79	114.47	124.20
NASDAQ Bank Index	100	59.14	89.11	103.85	130.57	166.05

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth certain of our financial and statistical information for each of the years in the five-year period ended December 31, 2006. This data should be read in conjunction with our audited consolidated financial statements as of December 31, 2006 and 2005, and for each of the years in the three-year period ended December 31, 2006, and related Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

	At or for the Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts and percentages)
Results of Operations(1):
Interest income	$301,597	$183,352	$140,147	$112,881	$83,903
Interest expense	59,640	22,917	14,417	12,647	14,156
NET INTEREST INCOME	241,957	160,435	125,730	100,234	69,747
Provision for credit losses	9,600	1,420	465	300	—
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	232,357	159,015	125,265	99,934	69,747
Noninterest income	16,466	13,778	17,221	19,637	12,684
Noninterest expense	121,455	87,302	81,827	65,820	54,302
EARNINGS BEFORE INCOME TAXES AND EFFECT OF ACCOUNTING CHANGE	127,368	85,491	60,659	53,751	28,129
Income taxes	51,512	35,125	24,296	21,696	11,217
NET EARNINGS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	75,856	50,366	36,363	32,055	16,912
Cumulative effect on prior years (to December 31, 2005) of changing the method of accounting for stock-based compensation forfeitures	142	—	—	—	—
NET EARNINGS	$75,998	$50,366	$36,363	$32,055	$16,912
Share Data:
Earnings per common share (EPS):
Basic	$3.23	$3.05	$2.34	$2.08	$1.64
Diluted	3.21	2.98	2.27	2.02	1.58
Dividends declared per share	1.21	0.97	0.85	0.68	0.54
Book value per share(2)	$39.42	$27.30	$22.98	$21.24	$20.68
Shares outstanding at the end of the year(2)	29,636	18,347	16,268	15,893	15,297
Average shares outstanding for basic EPS	23,476	16,536	15,521	15,382	10,302
Average shares outstanding for diluted EPS	23,680	16,894	15,987	15,868	10,692
Ending Balance Sheet Data:
Assets	$5,553,323	$3,226,411	$3,049,453	$2,429,981	$2,120,004
Time deposits in financial institutions	501	90	702	311	1,041
Investments	120,128	239,354	269,507	432,318	325,858
Loans held for sale	173,319	—	—	—	—
Loans, net of unearned income	4,189,543	2,467,828	2,118,171	1,595,837	1,424,396
Allowance for credit losses	61,179	32,971	29,507	25,752	24,294
Intangible assets	788,510	323,188	256,955	221,956	188,050
Deposits(3)	3,685,733	2,405,361	2,432,390	1,949,669	1,738,621
Borrowings	499,000	160,300	90,000	53,700	1,223
Subordinated debentures	149,219	121,654	121,654	59,798	39,178
Common shareholders’ equity	1,168,328	500,778	373,876	337,563	316,292
Selected Financial Ratios:
Dividend payout ratio	37.69%	32.55%	37.33%	33.42%	34.18
Shareholders’ equity to assets at period end	21.04	15.52	12.26	13.89	14.92
Return on average assets	1.72	1.68	1.35	1.41	1.14
Return on average equity	9.13	12.10	10.36	9.84	9.66
Average equity/average assets	18.88	13.90	13.04	14.29	11.78
Net interest margin	6.67	6.37	5.58	5.24	5.41

(1)             Operating results of acquired companies are included from the respective acquisition dates. See Note 2 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

(2)             Includes 750,014 shares, 405,831 shares, 585,416 shares and 460,000 shares of unvested restricted and performance stock outstanding at December 31, 2006, 2005, 2004 and 2003.

(3)             2004 includes a short-term $365 million interest-bearing deposit received on December 31, 2004.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read in conjunction with the disclosure regarding “Forward-Looking Statements” set forth in “Item 1. Business—Forward-Looking Statements”, as well as the discussion set forth in “Item 1. Business—Certain Business Risks” and “Item 8. Financial Statements and Supplementary Data.”

Overview

We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our banking subsidiary. As of December 31, 2006, our sole banking subsidiary is Pacific Western Bank, which we refer to as Pacific Western, or the Bank. As of December 31, 2005, our banking subsidiaries were Pacific Western National Bank which we also refer to as Pacific Western, and First National Bank, which we refer to as First National. As part of our announced plan of consolidation and conversion, Pacific Western National Bank, filed an application with the California Department of Financial Institutions, or DFI, to convert from a national banking charter to a state-chartered bank under the name of Pacific Western Bank. This application was approved and the conversion of Pacific Western to a state-chartered bank occurred on September 13, 2006. Pacific Western also filed a notice with the Federal Reserve Bank of San Francisco to withdraw from membership in the Federal Reserve System and become a “nonmember” bank at the time of its conversion. Additionally, on October 26, 2006, following the completion of the acquisition of Community Bancorp Inc. and the subsequent merger of its wholly-owned subsidiary, Community National Bank, with and into First National, we completed our plan of consolidation by merging First National with and into Pacific Western, with Pacific Western as the surviving entity in an “as if” pooling transaction. All references to Pacific Western, or the Bank, prior to September 13, 2006 refer to Pacific Western National Bank, and references on or after September 13, 2006 refer to Pacific Western Bank.

On January 4, 2006, we acquired Cedars Bank, or Cedars, which was merged with and into Pacific Western. On May 9, 2006, we acquired Foothill Independent Bancorp, or Foothill, which was merged with and into the First Community Bancorp and Foothill’s wholly-owned subsidiary, Foothill Independent Bank, was merged with and into Pacific Western. When we say “we”, “our” or the “Company”, we mean the Company on a consolidated basis with Pacific Western. When we refer to “First Community” or to the holding company, we are referring to the parent company on a standalone basis. Discussions about the Company and the Bank as of and for the year ended December 31, 2006 include Cedars, Foothill and Community Bancorp from and after their respective dates of acquisition.

Pacific Western is a full-service community bank offering a broad range of banking products and services. We accept time and demand deposits, fund loans including real estate, construction, SBA and commercial loans, and offer other business oriented banking products. Our operations are primarily located in Southern California and the Bank focuses on conducting business with small to medium size businesses and the owners and employees of those businesses in our marketplace. Through our asset-based lending division and SBA loan production offices we also operate in Arizona and Texas. At December 31, 2006, the Bank’s gross loans, excluding loans held for sale, totaled $4.2 billion of which approximately 20% were commercial loans, 79% were commercial real estate loans, including construction loans, and 1% were consumer and other loans. These percentages include some foreign loans, primarily to individuals or entities with business in Mexico, representing 2% of total loans.

The Bank competes actively for deposits, and we tend to solicit noninterest-bearing deposits. In managing the top line of our business, we focus on loan growth and loan yield, deposit cost, and net interest margin, as net interest income accounts for 94% of our net revenues (net interest income plus noninterest income).

Key Performance Indicators

Among other factors, our operating results depend generally on the following:

The Level of Our Net Interest Income

Net interest income is the excess of interest earned on our interest-earning assets over the interest paid on our interest-bearing liabilities. Our primary interest-earning assets are loans and investment securities. Our primary interest-bearing liabilities are deposits, borrowings, and subordinated debentures. We attempt to increase our net interest income by maintaining a high level of noninterest-bearing deposits. At December 31, 2006, approximately 43% of our deposits were noninterest-bearing. We have borrowing capacity under various credit lines which we use for liquidity needs such as funding loan demand, managing deposit flows and interim acquisition financing. Some of our long-term borrowings are matched to our asset-based loan portfolio and other fixed-rate loans. During the latter half of 2006, we extended the term on $200 million of our borrowings to take advantage of pricing opportunities such extended terms offered. Net proceeds from our other long-term borrowings, consisting of subordinated debentures, were used to fund certain of our acquisitions. Our general policy is to price our deposits in the bottom half or third-quartile of our competitive peer group, resulting in deposit products that bear interest rates at somewhat lower yields. While our deposit balances will fluctuate depending on deposit holders’ perceptions of alternative yields available in the market, we attempt to minimize these variances by attracting a high percentage of noninterest-bearing deposits, which have no expectation of yield.

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

The Magnitude of Credit Losses

We stress credit quality in originating and monitoring the loans we make and measure our success by the level of our nonperforming assets and the corresponding level of our allowance for credit losses. Our allowance for credit losses is the sum of our allowance for loan losses and our reserve for unfunded loan commitments. Provisions for credit losses are charged to operations as and when needed for both on and off balance sheet credit exposure. Loans which are deemed uncollectible are charged off and deducted from the allowance for loan losses. Recoveries on loans previously charged off are added to the allowance for loan losses. During 2006, we made provisions for credit losses totaling $9.6 million in response to an increase in nonaccrual loans, the credit quality of an acquired portfolio, our analysis of current market conditions related to real estate loans, and organic loan growth.

We review our loans periodically to determine whether there has been any deterioration in credit quality stemming from economic conditions or other factors which may affect collectibility of our loans. Changes in economic conditions, such as increases in the general level of interest rates and negative conditions in borrowers’ businesses, could negatively impact our customers and cause us to adversely classify loans and increase portfolio loss factors. Once an acquisition is completed we further review the acquired loans under our underwriting standards. These reviews could result in downgrades of acquired loans to adversely classified status. Because adversely classified loans require an allowance for credit losses, increases in classified loans generally result in increased provisions for credit losses. Because we have a concentration in real estate loans, any deterioration in the real estate markets may negatively impact our borrowers and could lead to increased provisions for credit losses. Approximately 79% of our gross loans are real estate related with construction loans and real estate mortgage loans representing 22% and 57%, respectively, of gross loans.

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

Quarterly Period in 2006	Ratio
First	47.2%
Second	45.7%
Third	45.5%
Fourth	49.5%

During the fourth quarter of 2006 we completed the Community Bancorp acquisition and systems integration, incurred reorganization costs of $1.4 million, and sold investment securities at a loss of $2.3 million. These items increased the fourth quarter efficiency ratio by 336 basis points.

Additionally, our operating results have been influenced significantly by acquisitions. The seven acquisitions we completed from March 1, 2004 through December 31, 2006 added approximately $3.2 billion in assets. Our assets at December 31, 2006 totaled approximately $5.6 billion. Our noninterest expenses have increased for all periods presented because of our acquisitions. However, our expense control programs and merger integration routines enabled us to improve our efficiency ratio. In addition to driving down our efficiency ratio during 2006, we have steadily improved this ratio over the last 3 years.

Critical Accounting Policies

The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable; however, actual results may differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and on our results of operations for the reporting periods.

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

Allowance for Credit Losses

The allowance for loan losses and the reserve for unfunded loan commitments when combined are referred to as the allowance for credit losses. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities. On December 31, 2004, we reclassified to other liabilities our reserve for unfunded loan commitments which was previously included with the allowance for loan losses. When we determined the amount of our allowance for loan losses applicable to the real estate loan portion of our portfolio, we included both real estate loan balances and real estate loan commitments because the commitments related to loans which existed and the commitment amounts were expected to be disbursed. We followed this practice through September 30, 2005. At December 31, 2005, we decided to use commitments for all categories of loans in determining our reserve for unfunded loan commitments. Accordingly, we reclassified from the allowance for loan losses to the reserve for unfunded loan commitments the commitment reserve related to real estate loans that was previously included in the allowance for loan losses prior to December 31, 2005. Generally, as loans are funded, the amount of the commitment reserve applicable to such funded loans will be transferred from the reserve for unfunded loan commitments to the allowance for loan losses based on our reserving methodology. The accompanying balance sheets and the allowance for loan losses tables included in Note 5 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” and within Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the reclassification.

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

The methodology we use to estimate the amount of our allowance for credit losses is based on both objective and subjective criteria. While some criteria are formula driven, other criteria are subjective inputs included to capture environmental and general economic risk elements which may trigger losses in the loan portfolio, and to account for the varying levels of credit quality in the loan portfolios of the entities we have acquired, that have not yet been captured in our objective loss factors.

Specifically, our allowance methodology contains four elements: (a) amounts based on specific evaluations of impaired loans; (b) amounts of estimated losses on several pools of loans categorized by type; (c) amounts of estimated losses for loans adversely classified based on our loan review process; and (d) amounts for environmental and general economic factors that indicate probable losses were incurred but were not captured through the other elements of our allowance process.

Impaired loans are identified at each reporting date based on certain criteria and individually reviewed for impairment. Allowance amounts for these loans are based upon the fair value of the loan’s collateral if the loan is collateral dependent or the present value of cash flows, discounted at the loan’s effective interest rate, if the loan is not collateralized.

Our non-impaired loan portfolio is broken down into several pools for purposes of determining allowance amounts by pool and within those pools for adversely classified loans. The pools we currently evaluate are: real estate construction, real estate other, commercial collateralized, commercial unsecured, consumer, foreign, asset-based, and factoring. The allowance amounts for loans not adversely classified are determined using historical loss rates developed through a migration analysis. The allowance amounts for adversely classified loans are also determined through migration analysis adjusted for historical loss rates on similarly classified loans.

Finally, in order to ensure our allowance methodology is incorporating recent trends and economic conditions, we apply environmental and general economic factors to our allowance methodology including: credit concentrations; delinquency trends; economic and business conditions; external factors such as fuel and building materials prices, the effects of adverse weather, and hostilities; the quality of lending management and staff; lending policies and procedures; loss and recovery trends; nature and volume of the portfolio; nonaccrual loan trends; other adjustments for items not covered by other factors; problem loan trends; and quality of loan review.

Based on our methodology and its components, management believes the resulting allowance for credit losses is adequate and appropriate for the risk identified in the Company’s loan portfolio.

The Company’s determination of the allowance for loan losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform a sensitivity analysis to provide insight regarding the impact of adverse changes in risk ratings may have on our allowance for loan losses. The sensitivity analysis does not imply any expectation of future deterioration in our loans’ risk ratings and it does not necessarily reflect the nature and extent of future changes in the allowance for loan losses due to the numerous quantitative and qualitative factors considered in determining our allowance for loan losses. At December 31, 2006, in the event that 1 percent of our loans were downgraded from the pass to substandard category within our current allowance methodology, the allowance for loan losses would have increased by approximately $10.6 million. Given current processes employed by the Company, management believes the risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions that could be material to the Company’s financial statements.

Although we have established an allowance for loan losses that we consider adequate, there can be no assurance that the established allowance for loan losses will be sufficient to offset losses on loans in the future. Management also believes that the reserve for unfunded loan commitments is adequate. In making this determination, we use the same methodology for the reserve for unfunded loan commitments as we do for the allowance for loan losses and consider the same qualitative factors, as well as an estimate of the probability of drawdown of the commitments correlated to their credit risk rating. Please see “—Financial Condition—Allowance for Credit Losses” and Notes 1(h) and 5 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” for more information.

Goodwill and Other Intangible Assets

As a result of our acquisition activity, goodwill and core deposit and customer relationship intangible assets have been added to our balance sheet. Goodwill, a long-lived asset, is evaluated for impairment at least annually. We conduct an impairment analysis to evaluate the carrying value of goodwill as of June 30th each year. Core deposit and customer relationship intangibles arising from acquisitions are being amortized over their estimated useful lives of up to 10 years.

The process of evaluating goodwill for impairment requires us to make several assumptions and estimates. We begin the valuation process by identifying the reporting units related to the goodwill. We identified one reporting unit, banking operations, in relation to our goodwill asset. If our impairment analysis indicates that the fair value of our reporting unit is less than its carrying amount, then we will have to writedown the amount of goodwill we carry on our balance sheet through a charge to our earnings.

Our impairment analysis estimated the value of our reporting unit using three methods: an income approach which is a discounted cash flow model, a market comparison approach, and a market transaction approach. Each of these valuation methods include several assumptions, including forecasts of future earnings of our reporting unit, discount rates, market trends and market multiples of companies engaged in similar lines of business. If any of the assumptions used in the valuation of our goodwill change over time, the estimated value assigned to our goodwill could differ significantly, including a decrease in the value of goodwill which would result in a charge to our earnings. The most significant element in the goodwill evaluation is the level of our earnings. If our earnings were to decline and cause our market capitalization to decline also, the market value of our Company may not support the carrying value of goodwill. The goodwill for our one reporting unit was last evaluated for impairment as of June 30, 2006, and no impairment was identified.

The calculation and subsequent amortization of core deposit and customer relationship intangible assets also requires several assumptions including, among other things, the estimated cost to service deposits acquired, discount rates, estimated attrition rates and useful lives. If the value of the core deposit intangible or the customer relationship intangible is determined to be less than the carrying value in future periods, a writedown would be taken through a charge to our earnings. The most significant element in either intangible evaluation is the attrition rate of the acquired deposits or loans. If such attrition rate were to accelerate from that which we expected, the intangible may have to be reduced by a charge to earnings. The attrition rate related to deposit flows or loan flows is influenced by many factors, the most significant of which are alternative yields available to customers and the level of competition from other financial institutions and financial services companies.

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

Results of Operations

Earnings Performance

We analyze our performance based on net earnings determined in accordance with accounting principles generally accepted in the United States. The comparability of financial information is affected by our acquisitions. Operating results include the operations of acquired entities from the dates of acquisition. FC Financial ($106 million in assets) was acquired in March 2004, Harbor National ($198 million in assets) was acquired in April 2004, First American ($286 million in assets) was acquired in August 2005, Pacific Liberty ($183 million in assets) was acquired in October 2005, Cedars ($489 million in assets) was acquired in January 2006, Foothill ($892 million in assets) was acquired in May 2006, and Community Bancorp ($1 billion in assets) was acquired in October of 2006. The following table presents net earnings and summarizes per share data and key financial ratios:

	For the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except share data)
Net earnings	$75,998	$50,366	$36,363
Profitability measures:
Basic earnings per share	$3.23	$3.05	$2.34
Diluted earnings per share	$3.21	$2.98	$2.27
Return on average assets	1.72%	1.68%	1.35%
Return on average equity	9.13%	12.10%	10.36%
Dividend payout ratio	37.69%	32.55%	37.33%

The 51% increase in net earnings during 2006 as compared to 2005 is due to higher net interest income from acquisitions and organic loan growth, tempered by an increased credit loss provision, loss on sale of securities, increased compensation and general expenses from our acquisitions, and reorganization charges. Our net interest income increased 51% during 2006 when compared to 2005 due largely to a $1.2 billion increase in our average loans over 2005. Noninterest income was $2.6 million higher for 2006 compared to 2005 and is due mostly to increased service charges and fees for deposits, which are attributed to increased deposit volumes from our acquisitions, and increased fee income related to other services such as letters of credit and foreign exchange. Noninterest income for 2006 also included a $2.3 million loss on sale of securities and a $642,000 gain related to the recognition of a discount upon the repayment of an acquired loan; there were no such items in 2005. The increase in noninterest expenses for 2006 when compared to 2005 was a result of a combination of acquisitions, business growth, and recording reorganization charges of $1.8 million in 2006. Our branch network has expanded through our acquisitions and we have 63 offices as of February 2007.

Net Interest Income

Net interest income, which is our principal source of income, represents the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Net interest income is affected by changes in both interest rates and the volume of average interest-earning assets and interest-bearing liabilities. The following table presents, for the periods indicated, the distribution of average assets, liabilities and shareholders’ equity, as well as interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities.

Analysis of Average Balances, Yields and Rates

	For the Years Ended December 31,
	2006			2005			2004
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans, net of unearned income(1)(2)	$3,394,123	$292,069	8.61%	$2,231,975	$174,202	7.80%	$1,897,755	$130,175	6.86%
Investment securities(2)	228,031	9,200	4.03%	248,471	7,900	3.18%	324,156	9,584	2.96%
Federal funds sold	6,491	297	4.58%	39,117	1,245	3.18%	29,206	354	1.21%
Other earning assets	826	31	3.75%	198	5	2.53%	1,560	34	2.18%
Total interest-earning assets	3,629,471	301,597	8.31%	2,519,761	183,352	7.28%	2,252,677	140,147	6.22%
Noninterest-earning assets	778,323			473,024			437,893
Total assets	$4,407,794			$2,992,785			$2,690,570
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest checking	$246,569	$423	0.17%	$190,846	$116	0.06%	$185,255	$114	0.06%
Money market	890,400	17,753	1.99%	719,372	6,494	0.90%	668,881	3,716	0.56%
Savings	132,130	222	0.17%	97,144	179	0.18%	82,101	102	0.12%
Time deposits	436,669	14,821	3.39%	226,538	4,298	1.90%	257,930	3,192	1.24%
Total interest-bearing deposits	1,705,768	33,219	1.95%	1,233,900	11,087	0.90%	1,194,167	7,124	0.60%
Borrowings and subordinated debentures	435,640	26,421	6.06%	227,376	11,830	5.20%	172,459	7,293	4.23%
Total interest-bearing liabilities	2,141,408	59,640	2.79%	1,461,276	22,917	1.57%	1,366,626	14,417	1.05%
Non interest-bearing liabilities
Demand deposits	1,387,919			1,072,071			933,418
Other liabilities	46,444			43,352			39,608
Total liabilities	3,575,771			2,576,699			2,339,652
Shareholders’ equity	832,023			416,086			350,918
Total liabilities and shareholders’ equity	$4,407,794			$2,992,785			$2,690,570
Net interest income		$241,957			$160,435			$125,730
Net interest spread			5.52%			5.71%			5.17%
Net interest margin			6.67%			6.37%			5.58%

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

Analysis of Net Interest Income Changes

	2006 Compared to 2005			2005 Compared to 2004
	Total Increase	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to
	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate
	(Dollars in thousands)
Loans, net of unearned income	$117,867	$98,474	$19,393	$44,027	$24,698	$19,329
Investment securities	1,300	(691)	1,991	(1,684)	(2,365)	681
Federal funds sold	(948)	(1,336)	388	891	154	737
Other earning assets	26	23	3	(29)	(34)	5
Total interest income	118,245	96,470	21,775	43,205	22,453	20,752
Interest checking	307	42	265	2	3	(1)
Money market	11,259	1,851	9,408	2,778	299	2,479
Savings	43	60	(17)	77	21	56
Time deposits	10,523	5,686	4,837	1,106	(427)	1,533
Borrowings and subordinated debentures	14,591	9,819	4,772	4,537	1,602	2,935
Total interest expense	36,723	17,458	19,265	8,500	1,498	7,002
Net interest income	$81,522	$79,012	$2,510	$34,705	$20,955	$13,750

2006 compared to 2005

The increase in net interest income in 2006 over 2005 was due primarily to an increase in both loan volume and loan yield. Loan volume increased due to loan growth, both from acquisitions and organic growth. Our net interest income is impacted by the significant amount of noninterest-bearing demand deposits in our balance sheet. We endeavor to acquire and maintain demand deposits which averaged $1.4 billion during 2006, or 45% of total average deposits. Maintaining this high percentage of noninterest-bearing demand deposits to total deposits contributed to our overall cost of deposits being 1.07% for 2006 compared to 0.48% for 2005.

Loans increased $1.2 billion during 2006 including organic growth of $259.3 million. During 2006 average loans represented 94% of the total average interest-earning assets compared to 89% for 2005. Maintaining a high concentration of average loans to average interest-earning assets is a key factor in increasing interest income and maintaining our net interest margin, since loan yields are usually higher than yields on investment securities. The yield on average loans increased 81 basis points during 2006. In response to the market interest rate changes made by the Federal Reserve Bank our base lending rate increased to 8.25% at December 31, 2006 from 7.25% at December 31, 2005. Approximately 45% of our loan portfolio is eligible to reprice immediately as our base lending rate changes.

Interest expense increased in 2006 compared to 2005 due largely to an increase in the cost of our interest-bearing liabilities and, to a lesser extent, from the increase in amounts borrowed to fund loan growth. Interest-bearing deposit costs increased 105 basis points to 1.95% in 2006 compared to 2005, as a result of the higher-cost deposit bases of the banks we acquired and upward adjustments we made in rates offered on money market and certain time deposits in response to competition. The costs for borrowings and subordinated debentures also increased in 2006 as they have repriced in the higher interest rate environment. Our acquisitions, selective deposit repricing and the upward repricings of our borrowings resulted in a 122 basis point increase in the cost of our interest-bearing liabilities for 2006 compared to 2005.

2005 compared to 2004

The growth in net interest income and the 79 basis point increase in out net interest margin for 2005 compared to 2004 was largely a result of higher average loan balances and increased loan yields, offset by higher funding costs.

Net interest income increased $34.7 million mostly as a result of the $334.2 million increase in average loans for 2005 compared to 2004. Interest earned on average loans increased $44.0 million in 2005 when compared to 2004; this increase was due mainly to increased average loans from both organic growth and acquisition activity coupled with increased yields. Organic loan growth totaled $121.1 million for 2005. In addition, average loans represented 89% of the total average earning-assets compared to 84% for 2004. The yield on average loans was 94 basis points higher for 2005 when compared to 2004 and was related to escalating market interest rates.

Interest expense increased in 2005 compared to 2004 due largely to an increase in the cost of our interest-bearing liabilities and, to a lesser extent, from the increase in amounts borrowed to fund loan growth, deposit flows and acquisitions. The increase in market interest rates contributed to both the increase in our deposit costs and the upward repricing of our borrowings. The cost of all our deposits increased 15 basis points to 0.48% for 2005 compared to 2004. The cost of our interest-bearing liabilities increased 52 basis points to 1.57% for 2005 compared to 2004.

Provision for Credit Losses

The amount of the provision for credit losses in each year is a charge against earnings in that year. The provisions for credit losses are based on our reserve methodology and reflect our judgments about the adequacy of the allowance for loan losses and the reserve for unfunded loan commitments. In determining the amount of the provision, we consider certain quantitative and qualitative factors including our historical loan loss experience, the volume and type of lending we conduct, the results of our credit review process, the amounts of classified, criticized and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values, off-balance sheet exposures, and other factors regarding collectibility and impairment. To the extent we experience, for example, increased levels of documentation deficiencies, adverse changes in collateral values, or negative changes in economic and business conditions which adversely affect our borrowers, our classified loans may increase. Increases in our classified loans generally result in provisions for credit losses.

We made provisions for credit losses totaling $9.6 million during 2006, $1.4 million during 2005 and $465,000 during 2004. The 2006 provision for credit losses was composed of an $8.0 million addition to the allowance for loan losses and a $1.6 million addition to the reserve for unfunded loan commitments. The 2005 provision for credit losses was composed of a $1.3 million addition to the allowance for loan losses and $75,000 added to the reserve for unfunded loan commitments. Net loans charged-off in 2006 increased by $230,000 to $1.4 million when compared to 2005.

The second quarter of 2006 provision for credit losses was made in response to an increase in nonaccrual loans, the credit quality of an acquired portfolio, our analysis of current market conditions related to real estate loans, and organic loan growth. Our integration procedures and internal credit review indicated that the underlying credit quality of certain of the Cedars-acquired loans was deficient compared to our standards. As a result, we adversely classified certain Cedars-acquired loans in accordance with our criteria. The actions we took to reduce these classified loans were successful and the number and dollar amount of classified loans has been reduced. The provision for 2005 was in response to loan growth and the level of nonaccrual loans. During 2005, foreign loans totaling $9.5 million were placed on nonaccrual; by the end of 2005, these loans were either repaid, charged off or returned to accrual status. The provision for 2004 was in response to loan growth.

The allowance for credit losses was $61.2 million, or 1.46% of loans, net of unearned income, at December 31, 2006, and $33.0 million, or 1.34% of loans, net of unearned income, at the end of 2005. The allowance for loan losses totaled $52.9 million at December 31, 2006 and $27.3 million at the end of 2005.

Increased provisions for credit losses may be required in the future based on loan and unfunded commitment growth and based on the effect of changes in economic conditions, such as the level of interest rates and real estate values, have on the ability of borrowers to repay their loans. See “—Critical Accounting Policies,” “—Financial Condition—Allowance for Credit Losses,” and Note 5 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Noninterest Income

The following table sets forth the details of noninterest income for the years indicated. The columns titled “Increase (Decrease)” set forth the year-over-year changes between 2006 and 2005 and between 2005 and 2004.

	For the Years Ended December 31,
	2006	Increase (Decrease)	2005	Increase (Decrease)	2004
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$8,835	$2,468	$6,367	$(1,931)	$8,298
Other commissions and fees	6,420	2,240	4,180	183	3,997
Gain on sale of loans	—	(596)	596	(1,208)	1,804
Gain (loss) on sale of securities	(2,332)	(2,287)	(45)	(39)	(6)
Increase in cash surrender value of life insurance	2,205	577	1,628	(270)	1,898
Other income	1,338	286	1,052	(178)	1,230
Total noninterest income	$16,466	$2,688	$13,778	$(3,443)	$17,221

2006 compared to 2005

Noninterest income increased $2.7 million to $16.5 million for 2006 compared to 2005. The increases in noninterest income categories result largely from increased service charges and fees for deposits, which are attributed to an increase in deposit volumes from our acquisitions, and increased fee income related to other services such as letters of credit and foreign exchange.

During 2006 we sold approximately $103 million in securities yielding 3.52% at a loss of approximately $2.3 million in an effort to reduce our reliance on borrowed funds and to improve net interest income. The proceeds from the sale were used to reduce overnight borrowings that were costing 5.35%. The loss on sale of securities of $45,000 in 2005 related to the write-off of the remaining balance of an interest-only strip initially recorded at the time of a loan sale.

Income from the cash surrender value of life insurance policies increased for 2006 when compared to 2005. This increase is due to additions to our life insurance policy investments due to our acquisition activity and the income from all of our life insurance policies. The income is recognized as an appreciation of the cash surrender value of life insurance policies. It is noncash income and not subject to income tax. The tax-equivalent yield for our life insurance policies was 5.92% during 2006 compared to 5.18% during 2005. Our crediting rate, or yield for our life insurance policies, changes quarterly and is determined by the performance of the underlying investments. In addition, the increase in the overall yield is due in part to the policies acquired in the Foothill acquisition.

Other income includes a $642,000 gain related to the recognition of a discount upon the pay-off of an acquired loan; there was no such item in 2005.

2005 compared to 2004

Noninterest income decreased $3.4 million to $13.8 million for 2005 compared to $17.2 million in 2004. This decrease results largely from lower service charges on deposit accounts which declined due to the effect increased market interest rates had on fee income on business accounts. Fees received for “not-sufficient-funds” also declined $470,000 as we worked to reduce our overdraft exposure in relation to certain customers.

Gain on sale of loans declined $1.2 million. The 2004 balance includes a gain of $975,000 on the sale of an acquired charged-off loan; there was no such item in 2005. The remaining gain on sale of loans resulted from the sale of $6.8 million of SBA loans in both 2005 and 2004.

Income from cash surrender value of life insurance policies declined for 2005 when compared to 2004 due to a decline in the tax-equivalent yield. The tax-equivalent yield for our life insurance policies was 5.18% during 2005 compared to 6.38% during 2004. The decline in the yield on our life insurance policies results mostly from a decline in the market performance on the securities portfolio underlying the life insurance policies.

Other income includes fees related to loan referral programs for SBA loans and single family mortgages totaling $480,000 for 2005 compared to $792,000 for 2004; these fees decreased mostly as a result of lower volumes in the single family mortgage program.

Noninterest Expense

The following table sets forth the details of noninterest expense for the years indicated. The columns titled “Increase (Decrease)” set forth the year-over-year changes between 2006 and 2005 and between 2005 and 2004.

	For the Years Ended December 31,
	2006	Increase (Decrease)	2005	Increase (Decrease)	2004
	(Dollars in thousands)
Noninterest expense:
Compensation	$65,505	$16,882	$48,623	$3,403	$45,220
Occupancy	15,296	4,563	10,733	275	10,458
Furniture and equipment	4,034	1,304	2,730	(193)	2,923
Data processing	6,317	1,448	4,869	86	4,783
Other professional services	5,072	524	4,548	422	4,126
Business development	1,591	403	1,188	(63)	1,251
Communications	3,103	1,110	1,993	(16)	2,009
Insurance and assessments	2,121	406	1,715	68	1,647
Intangible asset amortization	6,688	3,081	3,607	354	3,253
Reorganization charges	1,822	1,822	—	—	—
Other	9,906	2,610	7,296	1,139	6,157
Total noninterest expense	$121,455	$34,153	$87,302	$5,475	$81,827
Efficiency ratio	47.0%		50.1%		57.2%
Noninterest expense as a percentage of average assets	2.8%		2.9%		3.0%

2006 compared to 2005

Noninterest expense for the year ended December 31, 2006, totaled $121.5 million compared to $87.3 million for the same period in 2005. The increase is due to a combination of acquisitions, business growth, and reorganization charges. Occupancy costs increased due to additional office locations added by acquisitions and all other expenses increased due to the acquisitions. The reorganization costs of $1.8 million represent an accrual for severance costs associated with the Community Bancorp acquisition, the consolidation of branch offices, and other costs associated with Pacific Western’s charter-conversion and merger with First National. At December 31, 2006, the remaining liability for these accrued reorganization costs totaled $788,000 and related mostly to future rent for vacant facilities and signage replacement. During the first half of 2007, we expect to consolidate several branch locations and recognize a consolidation charge of approximately $1.0 million when we cease to use the duplicate facilities.

Noninterest expense includes noncash amounts for intangible asset amortization and stock-based compensation. Intangible asset amortization expense relates to the periods since each acquisition and, therefore, the annual amortization charge naturally increased due to the volume of acquisitions. We recorded core deposit intangibles totaling $29.8 million for our 2006 acquisitions and these intangible assets each have an estimated life of 10 years. We estimate the amortization expense for core deposit and customer relationship intangibles to be approximately $8.5 million for 2007.

Compensation expense includes $7.6 million for 2006 and $4.0 million for 2005 related to shares of restricted and performance stock awarded to employees beginning in July 2003. Restricted stock vests either in increments over a three to four year period or at the end of such period. Performance stock vests when certain Company earnings targets are achieved. Stock compensation expense related to all outstanding unvested restricted and performance stock, including awards made in February 2007, is estimated to be $8.6 million in 2007. This estimate is subject to change based on additional awards which may be made, forfeitures which may occur, and progress towards meeting performance goals.

2005 compared to 2004

The $5.5 million increase in noninterest expense for 2005 compared to 2004 relates mostly to our acquisition activity as we completed four acquisitions from March 1, 2004 to December 31, 2005. Separate from the impact of our acquisitions on our overhead costs were increases in the compensation, other professional services and other expense categories. Compensation increased due mostly to additional staff added through our acquisitions as well as pay rate increases, and increased incentive accruals and employee benefit costs. Other professional services increased due to legal fees for litigation and continued compliance with Sarbanes-Oxley. During 2005, we defended the Gilbert Litigation which resulted in legal fees of approximately $900,000 after insurance reimbursements of approximately $690,000. As further described in Note 10 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplemental Data” we reached a settlement in principle in the Gilbert Litigation. Pursuant to the proposed settlement, we accrued an expense of $775,000 in 2005 which is included in other noninterest expense.

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

Income Taxes

Effective income tax rates were 40.4%, 41.1%, and 40.1% for the years ended December 31, 2006, 2005 and 2004, respectively. The difference in the effective tax rates between the years relates mainly to tax credits and the amount of tax exempt income recorded in each of the years. For further information on income taxes, see Note 13 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Financial Condition

Loans

The following table presents the balance of each major category of loans at December 31:

	2006		2005		2004		2003		2002
	Amount	% of Loans	Amount	% of Loans	Amounts	% of Loans	Amount	% of Loans	Amount	% of Loans
	(Dollars in thousands)
Loan Category:
Domestic:
Commercial	$752,817	18%	$639,393	26%	$604,995	28%	$426,796	26%	$382,584	27%
Real estate—construction	939,463	22	570,080	23	410,167	19	347,321	22	354,296	25
Real estate—mortgage	2,374,010	57	1,117,030	45	967,270	46	712,390	45	578,556	40
Consumer	45,984	1	47,221	2	42,723	2	31,383	2	35,393	3
Foreign:
Commercial	83,359	2	94,930	4	88,428	4	67,821	4	59,995	4
Other	6,778	*	8,320	*	11,731	1	14,895	1	18,504	1
Total gross loans	4,202,411	100%	2,476,974	100%	2,125,314	100%	1,600,606	100%	1,429,328	100%
Less unearned income	(12,868)		(9,146)		(7,143)		(4,769)		(4,932)
Loans, net of unearned income	4,189,543		2,467,828		2,118,171		1,595,837		1,424,396
Less allowance for loan losses	(52,908)		(27,303)		(24,083)		(22,531)		(21,392)
Total net loans	$4,136,635		$2,440,525		$2,094,088		$1,573,306		$1,403,004
Loans held for sale	$173,319		$—		$—		$—		$—

* Amount is less than 1%.

Loans held for sale are composed primarily of SBA 7a and 504 loans. We acquired approximately $128.1 million of loans held for sale with the Community Bancorp acquisition and subsequently we reclassified a portion of our SBA 7a portfolio to loans held for sale. We intend to sell these loans as market conditions permit while originating additional loans for future sales.

2006 compared to 2005

Loans, net of unearned income, increased $1.9 billion, including organic growth of $259.3 million and acquired loans of $1.6 billion. The majority of our loan portfolio is concentrated in commercial and real estate loans. We recently decided to allow our foreign loan portfolio to repay in the ordinary course of business without making any new privately-insured foreign loans other than those under existing commitments. Our foreign loans are primarily to individuals and entities located in Mexico. All of our foreign loans are denominated in U.S. dollars and the majority are collateralized by assets located in the United States or guaranteed or insured by businesses located in the United States. In addition to our outstanding foreign loans, our foreign loan commitments totaled $19.0 million at December 31, 2006.

2005 compared to 2004

In 2005, loans, net of unearned income, grew by $349.6 million, including organic growth of $121.1 million and acquired loans of $228.5 million.

Loan Interest Rate Sensitivity

The following table presents our interest rate sensitivity analysis at the date indicated with respect to certain individual categories of loans and provides separate analyses with respect to fixed rate loans and floating rate loans as of December 31, 2006:

	Repricing or Maturing In
	1 year or less	Over 1 to 5 years	Over 5 years	Total
	(Dollars in thousands)
Loan Category:
Domestic:
Commercial	$454,908	$149,169	$148,740	$752,817
Real estate—construction	784,585	114,701	40,177	939,463
Foreign	73,802	8,640	7,695	90,137
Total	$1,313,295	$272,510	$196,612	$1,782,417

	Fixed Rate	Floating Rate	Total
	(Dollars in thousands)
Domestic:
Commercial	$137,462	$615,355	$752,817
Real estate—construction	101,329	838,134	939,463
Foreign	12,948	77,189	90,137
Total	$251,739	$1,530,678	$1,782,417

Approximately $2.4 billion of commercial real estate mortgage loans are not included in the above tables. Of the $2.4 billion, approximately $993.2 million are fixed rate loans with a weighted average period until the next repricing date of 7 years.

Nonperforming Assets

The following table sets forth certain information with respect to our nonaccrual loans and other nonperforming assets:

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Nonaccrual loans	$22,095	$8,422	$8,911	$7,411	$10,216
Loans past due 90 days or more and still accruing	—	—	—	—	—
Nonperforming loans	22,095	8,422	8,911	7,411	10,216
Other real estate owned	—	—	—	—	3,117
Total nonperforming assets	$22,095	$8,422	$8,911	$7,411	$13,333
Nonperforming loans to loans, net of deferred fees and costs	0.51%	0.34%	0.42%	0.46%	0.72%
Nonperforming assets to loans and other real estate owned	0.51%	0.34%	0.42%	0.46%	0.93%

The decline in nonaccrual loans as a percent of total loans since 2002 is attributed to our underwriting criteria and workout of troubled loans from acquisitions. During 2006, however, we experienced an increase in nonaccrual loans largely from acquired portfolios. Changes in nonaccrual loans quarter over quarter during 2006 are as follows: first quarter, increase of $3.1 million; second quarter, increase of $4.1 million; third quarter, increase of $5.3 million; and fourth quarter, increase of $1.2 million. The fourth quarter increase includes the addition of Community Bancorp’s nonaccrual loans of $7.8 million and a net decrease of $6.6 million in nonaccrual loans reported at the end of the third quarter. Approximately 78% of our nonaccrual loans at year end are covered by SBA guarantees. During the second quarter of 2006 we adversely classified certain Cedars-acquired loans in accordance with our criteria. The actions we took to reduce these classified loans have been successful and the number and dollar amount of classified loans has been reduced. At December 31, 2006, the ratio of nonaccrual loans to total loans, including loans held for sale, was 0.51%.

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

As of December 31, 2006, 2005 and 2004, there were no loans past due over 90 days and still accruing interest. Additional interest income of $2.0 million, $788,000 and $571,000, would have been recorded for the years ended December 31, 2006, 2005 and 2004 if nonaccrual loans had been performing in accordance with their original terms. Interest income of $944,000, $107,000, and $163,000 was recorded on loans transferred to a nonaccrual status for the years ended December 31, 2006, 2005 and 2004.

Allowance for Credit Losses

The allowance for credit losses is the combination of the allowance for loan losses and the reserve for unfunded loan commitments. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities. On December 31, 2004, we reclassified to other liabilities our reserve for unfunded loan commitments which was previously included with the allowance for loan losses. When we determined the amount of our allowance for loan losses applicable to the real estate loan portion of our portfolio, we included both real estate loan balances and real estate loan commitments because the commitments related to loans which existed and the commitment amounts were expected to be disbursed. We followed this practice through September 30, 2005. At December 31, 2005, we decided to use commitments for all categories of loans in determining our reserve for unfunded loan commitments. Accordingly, we reclassified from the allowance for loan losses to the reserve for unfunded loan commitments the commitment reserve related to real estate loans that was previously included in the allowance for loan losses prior to December 31, 2005. Generally, as loans are funded, the amount of the commitment reserve applicable to such funded loans will be transferred from the reserve for unfunded loan commitments to the allowance for loan losses based on our reserving methodology. These reclassifications are reflected in the allowance for credit loss tables included in Note 5 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplemental Data” and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The methodology we use to estimate the amount of our allowance for credit losses is based on both objective and subjective criteria. While some criteria are formula driven, other criteria are subjective inputs included to capture environmental and general economic risk elements which may trigger losses in the loan portfolio, and to account for the varying levels of credit quality in the loan portfolios of the entities we have acquired, that have not yet been captured in our objective loss factors.

Specifically, our allowance methodology contains four elements: (a) amounts based on specific evaluations of impaired loans; (b) amounts of estimated losses on several pools of loans categorized by type; (c) amounts of estimated losses for loans adversely classified based on our loan review process; and (d) amounts for environmental and general economic factors that indicate probable losses were incurred but were not captured through the other elements of our allowance process.

Impaired loans are identified at each reporting date based on certain criteria and individually reviewed for impairment. Allowance amounts for these loans are based upon the fair value of the loan’s collateral if the loan is collateral dependent or the present value of cash flows, discounted at the loan’s effective interest rate, if the loan is not collateralized.

Our non-impaired loan portfolio is broken down into several pools for purposes of determining allowance amounts by pool and within those pools for adversely classified loans. The pools we currently evaluate are: real estate construction, real estate other, commercial collateralized, commercial unsecured, consumer, foreign, asset-based, and factoring. The allowance amounts for loans not adversely classified are determined using historical loss rates developed through a migration analysis. The allowance amounts for adversely classified loans are also determined through migration analysis adjusted for historical loss rates on similarly classified loans.

Finally, in order to ensure our allowance methodology is incorporating recent trends and economic conditions, we apply environmental and general economic factors to our allowance methodology including: credit concentrations; delinquency trends; economic and business conditions; external factors such as fuel and building materials prices, the effects of adverse weather, and hostilities; the quality of lending management and staff; lending policies and procedures; loss and recovery trends; nature and volume of the portfolio; nonaccrual loan trends; other adjustments for items not covered by other factors; problem loan trends; and quality of loan review.

Based on our methodology and its components, management believes the resulting allowance for credit losses is adequate and appropriate for the risk identified in the Company’s loan portfolio.

The Company’s determination of the allowance for loan losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform a sensitivity analysis to provide insight regarding the impact adverse changes in risk ratings may have on our allowance for loan losses. The sensitivity analysis does not imply any expectation of future deterioration in our loans’ risk ratings and it does not necessarily reflect the nature and extent of future changes in the allowance for loan losses due to the numerous quantitative and qualitative factors considered in determining our allowance for loan losses. At December 31, 2006, in the event that 1 percent of our loans were downgraded from the pass to substandard category within our current allowance methodology, the allowance for loan losses would have increased by approximately $10.6 million. Given current processes employed by the Company, management believes the risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions that could be material to the Company’s financial statements.

Management believes that the allowance for loan losses is adequate. In making its evaluation, management considers certain qualitative factors including the Company’s historical loss experience, the volume and type of lending conducted by the Company, the amounts of classified and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values, and other factors regarding collectibility and impairment. To the extent we experience, for example, increased levels of documentation deficiencies, adverse changes in collateral values, or negative changes in economic and business conditions which adversely affect our borrowers, our classified loans may increase. Higher levels of classified loans generally result in higher allowances for loan losses.

Management also believes that the reserve for unfunded loan commitments is adequate. In making this determination, we use the same methodology for the reserve for unfunded loan commitments as we do for the allowance for loan losses and consider the same qualitative factors, as well as an estimate of the probability of advances of the commitments correlated to their credit risk rating.

The following table presents the changes in our allowance for loan losses for the periods indicated:

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of year	$27,303	$24,083	$22,531	$21,392	$11,209
Loans charged off:
Domestic:
Commercial	(1,083)	(1,646)	(2,830)	(3,331)	(2,764)
Real estate—construction	(144)	—	—	—	—
Real estate—mortgage	—	(100)	(128)	—	(537)
Consumer	(189)	(180)	(305)	(1,145)	(1,488)
Foreign	(1,691)	(1,592)	(344)	—	—
Total loans charged off	(3,107)	(3,518)	(3,607)	(4,476)	(4,789)
Recoveries on loans charged off:
Domestic:
Commercial	1,361	2,106	1,653	2,453	2,036
Real estate—mortgage	—	11	64	84	737
Consumer	171	241	311	468	418
Foreign	187	2	50	—	6
Total recoveries on loans charged off	1,719	2,360	2,078	3,005	3,197
Net loans charged off	(1,388)	(1,158)	(1,529)	(1,471)	(1,592)
Provision for loan losses	7,977	1,345	(521)	48	(2,902)
Additions due to acquisitions	19,016	3,033	3,602	2,562	14,677
Balance at end of year	$52,908	$27,303	$24,083	$22,531	$21,392
Ratios:
Allowance for loan losses as a percentage of total loans, net of unearned income at year end	1.26%	1.11%	1.14%	1.41%	1.50%
Net loans charged off as a percentage of average loans	0.07%	0.05%	0.08%	0.10%	0.16%

The following table presents the changes in our reserve for unfunded loan commitments for the periods indicated:

	For the Years Ended December 31,
	2006	2005	2004	2003	2002(1)
	(Dollars in thousands)
Balance at beginning of year	$5,668	$5,424	$3,221	$2,902	$—
Provision	1,623	75	986	252	2,902
Additions due to acquisitions	980	169	1,217	67	—
Balance at end of year	$8,271	$5,668	$5,424	$3,221	$2,902

(1)          The 2002 beginning balance is included in the allowance for loan losses.

The following table presents the balance of our allowance for credit losses, nonperforming assets and certain credit quality measures for the periods indicated:

	At December 31,
	2006	2005	2004	2003	2002
ALLOWANCE FOR CREDIT LOSSES:
Allowance for loan losses	$52,908	$27,303	$24,083	$22,531	$21,392
Reserve for unfunded loan commitments	8,271	5,668	5,424	3,221	2,902
Allowance for credit losses	$61,179	$32,971	$29,507	$25,752	$24,294
NONPERFORMING ASSETS:
Nonaccrual loans	$22,095	$8,422	$8,911	$7,411	$10,216
Other real estate owned	—	—	—	—	3,117
Total nonperforming assets	$22,095	$8,422	$8,911	$7,411	$13,333
Allowance for credit losses to loans, net of unearned income	1.46%	1.34%	1.39%	1.61%	1.71%
Allowance for credit losses to nonaccrual loans	276.9%	391.5%	331.1%	347.5%	237.8%
Allowance for credit losses to nonperforming assets	276.9%	391.5%	331.1%	347.5%	182.2%

The increase in the allowance for loan losses in 2006 compared to 2005 is due to the 2006 acquisitions, organic loan growth, the level of net charge-offs and the nonaccrual loan trend. Based on our experience, we believe that the allowance for loan losses of $52.9 million at December 31, 2006 is adequate to cover known and inherent risks in the loan portfolio. See “—Critical Accounting Policies” and Note 5 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

The following table allocates the allowance for loan losses based on our judgment of inherent losses in the respective categories. While we have allocated the allowance to various portfolio segments for purposes of this table, the allowance for loan losses is general and is available for the portfolio in its entirety:

Allocation of Allowance for Loan Losses

	Commercial	Real Estate	Consumer	Foreign	Total
At December 31,
2006
Allowance for loan losses	$9,719	$39,235	$553	$3,401	$52,908
% of loans to total loans	18%	79%	1%	2%	100%
2005
Allowance for loan losses	$10,958	$14,843	$412	$1,090	$27,303
% of loans to total loans	26%	68%	2%	4%	100%
2004
Allowance for loan losses	$11,091	$12,392	$285	$315	$24,083
% of loans to total loans	28%	65%	2%	5%	100%
2003
Allowance for loan losses	$11,799	$10,134	$356	$242	$22,531
% of loans to total loans	27%	66%	2%	5%	100%
2002
Allowance for loan losses	$11,603	$9,024	$405	$360	$21,392
% of loans to total loans	28%	65%	2%	5%	100%

The allocation of the allowance for loan losses related to real estate loans increased in 2006 compared to 2005 as our concentration of real estate loans increased in 2006 to 79% of our loans held in our portfolio from 68% in 2005. Commercial loan concentration decreased in the same period resulting in a lower allocation of the allowance for loan losses.

Investment Portfolio

Our investment activities are designed to assist in maximizing income consistent with quality and liquidity requirements, to supply collateral to secure public funds on deposit and lines of credit, and to provide a means for balancing market and credit risks through changing economic times.

Our portfolio consists primarily of U.S. Treasury and U.S. government agency obligations, obligations of government-sponsored entities, obligations of states and political subdivisions, and Federal Home Loan Bank stock. Our investment portfolio contains no investments in any one issuer in excess of 10% of our total shareholders’ equity. We excluded securities of the U.S. Treasury, U.S. government agencies and government-sponsored entities from this calculation. We do, however, own Federal National Mortgage Association and Federal Home Loan Mortgage Corporation guaranteed securities that have carrying values of $24.4 million and $16.1 million at December 31, 2006.

The following table presents the composition of our investment portfolio at the dates indicated:

Investment Portfolio

	At December 31,
	2006	2005	2004
	(Dollars in thousands)
U.S. Treasury securities	$ 986	$ —	$ 87
Government-sponsored entity securities	53,064	46,788	12,312
States and political subdivisions	9,446	9,054	10,406
Mortgage-backed and other securities	27,885	156,759	222,590
Subtotal	91,381	212,601	245,395
Federal Reserve and Federal Home Loan Bank stock	28,747	26,753	24,112
Total investments	$ 120,128	$ 239,354	$ 269,507

In an effort to reduce our reliance on borrowed funds and to improve net interest income we sold approximately $103 million in mortgage-backed securities yielding 3.52% at a loss of approximately $2.3 million in the fourth quarter of 2006. The proceeds from the sale were used to reduce overnight borrowings that were costing 5.35%.

The following table presents a summary of yields and contractual maturities of debt securities at December 31, 2006:

Analysis of Investment Yields and Maturities
December 31, 2006

	One Year or Less		One Year Through Five Years		Five Years Through Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury securities	$ 986	2.78%	$ —	0.00%	$ —	0.00%	$ —	0.00%	$ 986	2.78%
Government-sponsored entity securities	40,895	3.65%	12,169	3.71%	—	—%	—	—%	53,064	3.66%
States and political subdivisions	2,896	4.80%	3,529	4.79%	2,936	4.88%	85	3.82%	9,446	4.82%
Mortgage-backed and other securities	1,674	4.70%	123	0.00%	4,788	4.93%	21,300	4.87%	27,885	4.85%
Total investments(1)	$ 46,451	3.74%	$ 15,821	3.92%	$ 7,724	4.91%	$ 21,385	4.86%	$ 91,381	4.13%

(1)             Yields on securities have not been adjusted to a fully tax-equivalent basis because the impact is not material.

At December 31, 2006, our investment portfolio included $50.9 million of investment securities that have been in a continuous unrealized loss position for 12 months or longer; such unrealized loss totaled $523,000. All of these securities have been issued by U.S. government agencies and U.S. government-sponsored entities and have a AAA credit rating as determined by various rating agencies. These securities have fluctuated in value since their purchase dates as a result of changes in market interest rates. We concluded that the continuous unrealized loss position for the past 12 months on these securities is a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay and are, therefore, temporarily impaired. In addition, we have the ability to hold these securities until their fair value recovers to their cost. Accordingly, we have not recognized the temporary impairment in our consolidated statement of earnings.

Deposits

The following table presents a summary of our average deposits as of the dates indicated and average rates paid:

Analysis of Average Deposits

	For the Years Ended December 31,
	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non-interest bearing	$ 1,387,919	—	$ 1,072,071	—	$ 933,418	—
Interest checking	246,569	0.17%	190,846	0.06%	185,255	0.06%
Money market	890,400	1.99%	719,372	0.90%	668,881	0.56%
Savings	132,130	0.17%	97,144	0.18%	82,101	0.12%
Time	436,669	3.39%	226,538	1.90%	257,930	1.24%
Total deposits	$ 3,093,687	1.07%	$ 2,305,971	0.48%	$ 2,127,585	0.33%

The increase in average deposits in 2006 is due primarily to our acquisitions. Deposit growth in 2005 is attributed mainly to the full year impact of the deposits acquired in 2004 and the addition of the deposits acquired in 2005.

Deposits by foreign customers, primarily located in Mexico and Canada, totaled $116.3 million, or approximately 3% of total deposits, as of December 31, 2006 and $101.7 million at December 31, 2005.

For time deposits of $100,000 or more, the following table presents a summary of maturities for the time periods indicated:

Maturity of Time Deposits of $100,000 or More

	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
(Dollars in thousands)
December 31, 2006	$ 165,352	$ 85,535	$ 73,939	$ 27,538	$ 352,364

Borrowings

The holding company and the Bank have various lines of credit available. These include the ability to borrow funds from time to time on a short term or overnight basis from the Federal Home Loan Bank of San Francisco, which we refer to as the FHLB, or other financial institutions. See “—Liquidity” and Note 8 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” for information on our borrowings.

At December 31, 2006, we had outstanding $499.0 million due to the FHLB, composed of $265.0 million of term advances and $234.0 million in overnight advances, and $149.2 million of subordinated debentures due to various investors. Of the $265.0 million in fixed-rate term advances, $200.0 million have an original stated maturity of two years with an option for the advances to be called by the FHLB on their one year anniversary dates in the fourth quarter of 2007.  If market rates are higher at that time, the advances will be called and the Bank will be required to repay the FHLB. The rates on these callable advances are 4.85% and 4.87%. At December 31, 2005, we had outstanding $85.0 million of term advances and $75.3 million in overnight advances due to the FHLB and $121.7 million of subordinated debentures due to various investors. Average borrowings increased to $302.9 million in 2006 compared to $227.4 million in 2005 due mostly to loan growth outpacing our deposit growth. Organic loan growth in excess of deposit flows caused us to rely more heavily on outside borrowings to fund loan growth, which, after excluding loans from acquisitions, totaled $259.3 million in 2006. The maximum amount that we could borrow under our credit lines with the FHLB at December 31, 2006 is $753.8 million. These lines are secured by a blanket lien on certain qualifying loans in our loan portfolio as well as the majority of our available-for-sale investment securities.

Capital Resources

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

On May 3, 2006, our Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock over the next twelve months, subject to market conditions and corporate and regulatory requirements. Through February 7, 2007, we had repurchased 277,600 shares at an aggregate cost of $14.9 million. The stock repurchase program may be limited or terminated at any time without prior notice.

Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines which compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. Banks considered to be “adequately capitalized” are required to maintain a minimum total risk-based capital ratio of 8% of which at least 4.0% must be Tier 1 capital. Banking organizations considered to be “well capitalized” must maintain a minimum leverage ratio of 5% and a minimum risk-based capital ratio of 10% of which at least 6.0% must be Tier 1 capital.

The following table presents regulatory capital requirements and our regulatory capital ratios at December 31, 2006:

	Regulatory Requirements
	Adequately	Well	Actual
	Capitalized	Capitalized	The Company
As of December 31, 2006:
Total risk-based capital ratio	8.00%	10.00%	12.18%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.94%
Tier 1 leverage capital ratio	4.00%	5.00%	12.19%

As of December 31, 2006, we exceeded each of the capital requirements of the FRB and were deemed to be “well capitalized.” In addition, as of December 31, 2006 Pacific Western exceeded the capital requirements to be “well capitalized.” For further information on regulatory capital, see Note 19 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

The Company issued subordinated debentures to trusts that were established by either ourselves, Foothill or Community Bancorp which, in turn, issued trust preferred securities. These securities totaled $141.0 million at December 31, 2006 and are currently included in our Tier I capital for purposes of determining the Company’s Tier I and total risk-based capital ratios. The FRB, which is the holding company’s banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, effective March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity, less goodwill and any related deferred income tax liability. The regulations currently in effect through December 31, 2008, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at December 31, 2006. We expect that our Tier I capital ratios will be at or above the existing well-capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

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

Historically, the overall liquidity source of the Bank is its core deposit base. The Bank has not relied on significant amounts of large denomination time deposits. At December 31, 2006 the Bank’s brokered deposits totaled $55.0 million and mature by April of 2007. To meet short-term liquidity needs, the Bank maintains what we believe are adequate balances in Federal funds sold, interest-bearing deposits in other financial institutions and investment securities having maturities of five years or less. On a consolidated basis, liquid assets (cash, Federal funds sold, interest-bearing deposits in financial institutions and investment securities available-for-sale) as a percent of total deposits were 6.6% as of December 31, 2006.

As another source of liquidity, the Company maintains a revolving credit line with U.S. Bank, N.A. for $70.0 million. Additionally, the Bank maintains unsecured lines of credit of $60.0 million with correspondent banks for purchase of overnight funds. These lines are subject to availability of funds. The Bank has also established a secured borrowing relationship with the FHLB pursuant to which the Bank may borrow approximately $753.8 million in the aggregate.

The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from the Bank, and our ability to raise capital, issue subordinated debt and secure outside borrowings. See Note 8 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.” The ability of the Company to obtain funds for the payment of dividends to our shareholders and for other cash requirements is largely dependent upon the Bank’s earnings. Pacific Western is subject to restrictions under certain federal and state laws and regulations which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. Dividends paid by state banks such as Pacific Western are regulated by the DFI under its general supervisory authority as it relates to a bank’s capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. See “Item 5. Market For Registrant’s Common Equity and Related Stockholders Matters—Dividends.” During 2006, First Community received dividends of $50.0 million from the Bank. The amount of dividends available for payment by the Bank to the holding company at December 31, 2006, was $90.5 million. See Note 18 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Contractual Obligations

The known contractual obligations of the Company at December 31, 2006 are as follows:

	At December 31, 2006
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Short-term debt obligations	$ 254,000	$ —	$ —	$ —	$ 254,000
Brokered deposits	55,000	—	—	—	55,000
Long-term debt obligations	—	245,000	—	149,219	394,219
Operating lease obligations	12,194	22,529	18,583	29,873	83,179
Other contractual obligations	2,750	8,250	2,062	—	13,062
Total	$ 323,944	$ 275,779	$ 20,645	$179,092	$ 799,460

Debt obligations and operating lease obligations are discussed in Notes 8 and 12 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.” The other contractual obligations relate to our minimum liability associated with our data and item processing contract with a third-party provider.

We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity, and continued deposit gathering activities. We have in place various borrowing mechanisms for both short-term and long-term liquidity needs.

Off-Balance Sheet Arrangements

Our obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded. At December 31, 2006, our loan-related commitments, including standby letters of credit and financial guarantees, totaled $1.3 billion. The commitments which result in a funded loan increase our profitability through net interest income. Therefore, during the year, we manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in “—Liquidity,” have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments see Note 10 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Recent Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” for information on recent accounting pronouncements and their impact, if any, on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk arises primarily from credit risk and interest rate risk inherent in our lending and financing activities. To manage our credit risk, we rely on adherence to our underwriting standards and loan policies as well as our allowance for credit losses methodology. To manage our exposure to changes in interest rates, we perform asset and liability management activities which are governed by guidelines pre-established by our Executive Asset/Liability Management Committee, which we refer to as our Executive ALM Committee, and approved by our Asset/Liability Management Committee of the Board of Directors, which we refer to as our Board ALCO. Our Executive ALM Committee monitors our compliance with our asset/liability policies. These policies focus on providing sufficient levels of net interest income while considering acceptable levels of interest rate exposure as well as liquidity and capital constraints.

Market risk sensitive instruments are generally defined as derivatives and other financial instruments, which include investment securities, loans, deposits, and borrowings. At December 31, 2006 and 2005, we had not used any derivatives to alter our interest rate risk profile or for any other reason. However, both the repricing characteristics of our fixed rate loans and floating rate loans, as well as our significant percentage of noninterest-bearing deposits compared to interest-earning assets and callable features in certain borrowings, may influence our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, interest-bearing deposits in financial institutions, Federal Home Loan Bank stock, investment securities, deposits, borrowings and subordinated debentures.

We measure our interest rate risk position on a quarterly basis using three methods: (i) net interest income simulation analysis; (ii) market value of equity modeling; and (iii) traditional gap analysis. The results of these analyses are reviewed by the Executive ALM Committee monthly and the Board ALCO quarterly. If hypothetical changes to interest rates cause changes to our simulated net present value of equity and/or net interest income outside our pre-established limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits. We evaluated the results of our net interest income simulation and market value of equity models prepared as of December 31, 2006. These models indicate that our interest rate sensitivity is within limits approved by our Board ALCO and that our balance sheet is asset-sensitive. An asset-sensitive balance sheet suggests that in a rising interest rate environment, our net interest margin would increase, and during a falling or sustained low interest rate environment, our net interest margin would decrease.

Net interest income simulation.   We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of December 31, 2006. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

This analysis calculates the difference between net interest income forecasted using both increasing and declining interest rate scenarios and net interest income forecasted using a base market interest rate derived from the current treasury yield curve. In order to arrive at the base case, we extend our balance sheet at December 31, 2006 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of December 31, 2006. Based on such repricings, we calculated an estimated net interest income and net interest margin. The effects of certain balance sheet attributes, such as fixed-rate loans, floating rate loans that have reached their floors and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

The net interest income simulation model includes various assumptions regarding the repricing relationship for each of our assets and liabilities. Many of our assets are floating rate loans, which are assumed to reprice to the same extent as the change in market rates according to their contracted index. Some loans and investment vehicles include the opportunity of prepayment (imbedded options) and the simulation model uses national indexes to estimate these prepayments and reinvest these proceeds at current simulated yields. Our deposit products reprice at our discretion and are assumed to reprice more slowly in a rising interest rate environment, usually repricing less than the change in market rates. Also, a callable option feature on certain borrowings will reprice differently in a rising interest rate environment than in a declining interest rate environment.

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

The following table presents as of December 31, 2006, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given an immediate and sustained upward and downward movement in interest rates of 100, 200 and 300 basis points.

Sensitivity of Net Interest Income for the next 12 months
as of December 31, 2006
(Dollars in thousands)

Interest Rate Scenario	Estimated Net Interest Income	Percentage Change from Base	Estimated Net Interest Margin	Estimated Net Interest Margin change from Base
Up 300 basis points	$302,043	8.5%	6.65%	0.51%
Up 200 basis points	$294,302	5.7%	6.48%	0.35%
Up 100 basis points	$286,451	2.9%	6.31%	0.18%
BASE	$278,359		6.14%
Down 100 basis points	$271,341	(2.5)%	5.99%	(0.15)%
Down 200 basis points	$264,299	(5.1)%	5.83%	(0.30)%
Down 300 basis points	$260,279	(6.5)%	5.75%	(0.39)%

Our simulation results as of December 31, 2006 indicate our interest rate risk position was asset sensitive as the simulated impact of an immediate upward movement in interest rates would result in increases in net interest income over the subsequent 12 month period while an immediate downward movement in interest rates would result in a decrease in net interest income over the next 12 months. In comparing the December 31, 2006, simulation results to the end of 2005, our year-end 2006 model indicates we are less asset sensitive than the prior year-end period.  The decline in our asset sensitivity is mostly a result of: (i) the impact of our acquisition activity, including the addition of Foothill’s liability sensitive profile; (ii) deposit realignment due to acquisitions and the impact of the higher interest rate environment on customer deposit requirements; (iii) net deposit outflows being replaced with short-term FHLB advances; and (iv) the competitive forces on loan originations, such as our loan growth centered in mini-perms that have an initial rate adjustment after 5 years.

As of December 31, 2005, our net interest income simulation forecasted the following net interest income and net interest margin using a base market interest rate at that time and the estimated change to the base scenario given the interest rate scenarios presented. These results were not necessarily based on the same set of assumptions used in our year-end 2006 simulation.

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

The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at December 31, 2006. The following table shows the projected change in the market value of equity for the set of rate shocks presented as of December 31, 2006.

Estimated Market Value of Equity as of December 31, 2006
(Dollars in thousands)

Interest Rate Scenario	Estimated Market Value	Percentage Change from Base	Percentage of Total Assets	Ratio of Estimated Market Value to Book Value
Up 300 basis points	$1,503,396	0.9%	27.1%	128.7%
Up 200 basis points	$1,499,686	0.6%	27.0%	128.4%
Up 100 basis points	$1,495,656	0.3%	26.9%	128.0%
BASE	$1,490,582		26.8%	127.6%
Down 100 basis points	$1,478,633	(0.8)%	26.6%	126.6%
Down 200 basis points	$1,456,727	(2.3)%	26.2%	124.7%
Down 300 basis points	$1,418,554	(4.8)%	25.5%	121.4%

The results of our market value of equity model indicate that an immediate and sustained increase in interest rates would increase the market value of equity from the base case while a decrease in interest rates would decrease the market value of equity. At December 31, 2006, the market value of equity changes from the base case were within the current Board-approved guidelines.

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

Interest Rate Sensitivity
December 31, 2006
Amounts Maturing or Repricing In

	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Not Interest Rate Sensitive	Total
	(Dollars in thousands)
ASSETS
Cash and due from banks	$501	$—	$—	$—	$128,910	$129,411
Federal funds sold	22,000	—	—	—	—	22,000
Investment securities	38,001	47,729	19,596	14,802	—	120,128
Loans	2,109,619	310,174	1,114,184	828,885	—	4,362,862
Other assets	—	—	—	—	918,922	918,922
Total assets	$2,170,121	$357,903	$1,133,780	$843,687	$1,047,832	$5,553,323
LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-interest bearing demand deposits	$—	$—	$—	$—	$1,571,361	$1,571,361
Interest-bearing demand, money market and savings deposits	1,526,832	—	—	—	—	1,526,832
Time deposits	277,201	272,919	37,420		—	587,540
Borrowings	234,000	20,000	245,000	—	—	499,000
Subordinated debentures	106,189	—	20,619	18,558	3,853	149,219
Other liabilities	—	—	—	—	51,043	51,043
Shareholders’ equity	—	—	—	—	1,168,328	1,168,328
Total liabilities and shareholders’ equity	$2,144,222	$292,919	$303,039	$18,558	$2,794,585	$5,553,323
Period gap	$25,899	$64,984	$830,741	$825,129	$(1,746,753)
Cumulative interest earning assets	2,170,121	2,528,024	3,661,804	4,505,491
Cumulative interest bearing liabilities	2,144,222	2,437,141	2,740,180	2,758,738
Cumulative Gap	25,899	90,883	921,624	1,746,753
Cumulative interest earning assets to cumulative interest bearing liabilities	101.2%	103.7%	133.6%	163.3%
Cumulative gap as a percent of:
Total assets	0.5%	1.6%	16.6%	31.5%
Interest earning assets	0.6%	2.0%	20.5%	38.8%

Note: All amounts are reported at their contractual maturity or repricing periods. This analysis makes certain assumptions as to interest rate sensitivity of savings and NOW accounts which have no stated maturity and have had very little price fluctuation in the past three years. Money market accounts are repriced at management’s discretion and generally are more rate sensitive.

The preceding table indicates that we had a positive one year cumulative gap of $90.9 million, or 1.6% total assets, at December 31, 2006. This gap position suggests that we are asset-sensitive and if rates were to increase, our net interest margin would most likely increase because more assets would reprice than liabilities. Conversely, if rates were to fall during this period, interest income would decline by a greater amount than interest expense and net interest income would likely decrease. The ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year at December 31, 2005 is 103.7%. This one year gap position indicates that interest income is likely to be affected to a greater extent than interest expense for any changes in interest rates within one year from December 31, 2006.

The gap table has inherent limitations and actual results may vary significantly from the results suggested by the gap table. The gap table is unable to incorporate certain balance sheet characteristics or factors. The gap table assumes a static balance sheet, as does the net interest income simulation and, accordingly, looks at the repricing of existing assets and liabilities without consideration of new loans and deposits that reflect a more current interest rate environment. Unlike the net interest income simulation, however, the interest rate risk profile of certain deposit products and floating rate loans that have reached their floors cannot be captured effectively in a gap table. Although the table shows the amount of certain assets and liabilities scheduled to reprice in a given time frame, it does not reflect when or to what extent such repricings may actually occur. For example, interest-bearing demand, money market and savings deposits are shown to reprice in the first 3 months, but we may choose to reprice these deposits more slowly and incorporate only a portion of the movement in market rates based on market conditions at that time. Alternatively, a loan which has reached its floor may not reprice even though market interest rates change causing such loan to act like a fixed rate loan regardless of its scheduled repricing date. For example, a loan already at its floor would not reprice if the adjusted rate was less than its floor. The gap table as presented cannot factor in the flexibility we believe we have in repricing either deposits or the floors on our loans.

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

As of December 31, 2006, First Community Bancorp management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2006, is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the control procedures may deteriorate.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, have issued a report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. The report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, is included in this Item under the heading “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

/s/ MATTHEW P. WAGNER	/s/ VICTOR R. SANTORO
Matthew P. Wagner	Victor R. Santoro
Chief Executive Officer	Executive Vice President and Chief Financial Officer

February 27, 2007

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors
First Community Bancorp:

We have audited management’s assessment, included in the accompanying management’s report on internal control over financial reporting, that First Community Bancorp maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Community Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that First Community Bancorp maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, First Community Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of First Community Bancorp and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 27, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California
February 27, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors
First Community Bancorp:

We have audited the accompanying consolidated balance sheets of First Community Bancorp and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Bancorp and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of First Community Bancorp’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California
February 27, 2007

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Consolidated Balance Sheets as of December 31, 2006 and 2005

	2006	2005
	(Dollars in thousands)
Assets
Cash and due from banks (note 17)	$128,910	$100,662
Federal funds sold	22,000	4,600
Total cash and cash equivalents	150,910	105,262
Interest-bearing deposits in financial institutions	501	90
Investments (notes 4 and 8):
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	28,747	26,753
Securities available-for-sale, at fair value	91,381	212,601
Total investments	120,128	239,354
Loans, net of unearned income (notes 5 and 8)	4,189,543	2,467,828
Less allowance for loan losses (note 5)	(52,908)	(27,303)
Net loans	4,136,635	2,440,525
Loans, held for sale (note 5)	173,319	—
Premises and equipment, net (note 6)	37,102	19,063
Accrued interest	21,388	12,006
Goodwill (notes 2 and 3)	738,083	295,890
Core deposit and customer relationship intangibles (note 3)	50,427	27,298
Cash surrender value of life insurance	67,512	56,207
Other assets (note 13)	57,318	30,716
Total assets	$5,553,323	$3,226,411
Liabilities and Shareholders’ Equity
Deposits (note 7):
Noninterest-bearing	$1,571,361	$1,179,808
Interest-bearing	2,114,372	1,225,553
Total deposits	3,685,733	2,405,361
Interest payable and other liabilities (notes 5, 9 and 13)	51,043	38,318
Borrowings (note 8)	499,000	160,300
Subordinated debentures (note 8)	149,219	121,654
Total liabilities	4,384,995	2,725,633
Shareholders’ equity (notes 16, 18, 19 and 20):
Preferred stock, no par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, no par value. Authorized 50,000,000 shares; issued and outstanding, 29,635,957 (includes 750,014 shares of unvested restricted stock) and 18,346,566 (includes 405,831 shares of unvested restricted stock) shares as of December 31, 2006 and 2005, respectively	1,020,132	400,868
Retained earnings	148,367	102,325
Accumulated other comprehensive loss—net unrealized loss on securities available-for-sale, net (notes 4 and 15)	(171)	(2,415)
Total shareholders’ equity	1,168,328	500,778
Commitments and contingencies (notes 10 and 12)
Total liabilities and shareholders’ equity	$5,553,323	$3,226,411

See accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Consolidated Statements of Earnings for the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$292,069	$174,202	$130,175
Interest on federal funds sold	297	1,245	354
Interest on time deposits in financial institutions	31	5	34
Interest on investment securities	9,200	7,900	9,584
Total interest income	301,597	183,352	140,147
Interest expense:
Deposits (note 7)	33,219	11,087	7,124
Borrowings	15,168	3,350	1,144
Subordinated debentures	11,253	8,480	6,149
Total interest expense	59,640	22,917	14,417
Net interest income before provision for credit losses	241,957	160,435	125,730
Provision for credit losses (note 5)	9,600	1,420	465
Net interest income after provision for credit losses	232,357	159,015	125,265
Noninterest income:
Service charges on deposit accounts	8,835	6,367	8,298
Other commissions and fees	6,420	4,180	3,997
Gain on sale of loans, net	—	596	1,804
Loss on sale of securities, net (note 4)	(2,332)	(45)	(6)
Increase in cash surrender value of life insurance	2,205	1,628	1,898
Other	1,338	1,052	1,230
Total noninterest income	16,466	13,778	17,221
Noninterest expense:
Compensation	65,505	48,623	45,220
Occupancy	15,296	10,733	10,458
Furniture and equipment	4,034	2,730	2,923
Data processing	6,317	4,869	4,783
Other professional services	5,072	4,548	4,126
Business development	1,591	1,188	1,251
Communications	3,103	1,993	2,009
Insurance and assessments	2,121	1,715	1,647
Intangible asset amortization (note 3)	6,688	3,607	3,253
Reorganization charges (note 9)	1,822	—	—
Other (note 10)	9,906	7,296	6,157
Total noninterest expense	121,455	87,302	81,827
Earnings before income taxes and cumulative effect of accounting change	127,368	85,491	60,659
Income taxes (note 13)	51,512	35,125	24,296
Net earnings before cumulative effect of accounting change	75,856	50,366	36,363
Cumulative effect on prior years (to December 31, 2005) of changing the method of accounting for stock-based compensation forfeitures	142	—	—
Net earnings	$75,998	$50,366	$36,363
Basic earnings per share:
Net earnings before accounting change	$3.23	$3.05	$2.34
Accounting change(1)	—	—	—
Basic earnings per share	$3.23	$3.05	$2.34
Diluted earnings per share:
Net earnings before accounting change	$3.21	$2.98	$2.27
Accounting change(1)	—	—	—
Diluted earnings per share	$3.21	$2.98	$2.27

(1)              Less than $0.01 per share for the year ended December 31, 2006

See accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
for the Years Ended December 31, 2006, 2005 and 2004

	Common Stock		Retained	Accumulated Other Comprehensive		Comprehensive Income
	Shares	Amount	Earnings	Income (Loss)	Total	(note 15)
	(Dollars in thousands, except per share data)
Balance at January 1, 2004	15,893,141	$294,525	$44,706	$(1,668)	$337,563	$28,937
Net earnings	—	—	36,363	—	36,363	$36,363
Exercise of stock options	235,971	3,456	—	—	3,456	—
Tax benefits from exercise of options and vesting of restricted stock	—	1,936	—	—	1,936	—
Restricted stock awarded	138,750	—	—	—	—	—
Earned stock award compensation	—	7,518	—	—	7,518	—
Cash dividends paid ($0.8475 per share)	—	—	(13,158)	—	(13,158)	—
Other comprehensive income-net unrealized gain on securities available-for-sale, net of tax effect of $143 thousand	—	—	—	198	198	198
Balance at December 31, 2004	16,267,862	$307,435	$67,911	$(1,470)	$373,876	$36,561
Net earnings	—	—	50,366	—	$50,366	$50,366
Exercise of stock options	256,045	3,748	—	—	3,748	—
Tax benefits from exercise of options and vesting of restricted stock	—	1,710	—	—	1,710	—
Sale of common stock (note 2)	1,044,680	49,022	—	—	49,022	—
Issuance of common stock (note 2)	783,625	36,627	—	—	36,627	—
Restricted stock awarded and earned stock compensation, net of shares forfeited	40,195	4,038	—	—	4,038	—
Restricted stock surrendered	(45,841)	(1,712)	—	—	(1,712)	—
Cash dividends paid ($0.97 per share)	—	—	(15,952)	—	(15,952)	—
Other comprehensive income-net unrealized loss on securities available-for-sale, net of tax effect of $684 thousand	—	—	—	(945)	(945)	(945)
Balance at December 31, 2005	18,346,566	$400,868	$102,325	$(2,415)	$500,778	$49,421
Net earnings	—	—	75,998	—	75,998	$75,998
Exercise of stock options	408,420	8,634	—	—	8,634	—
Tax benefits from exercise of options and vesting of restricted stock	—	6,585	—	—	6,585	—
Sale of common stock (note 2)	1,891,086	109,456	—	—	109,456	—
Issuance of common stock (note 2)	8,624,773	494,765	—	—	494,765	—
Repurchased and retired shares (note 2)	(100,000)	(5,326)	—	—	(5,326)	—
Restricted stock awarded and earned stock compensation, net of shares forfeited	503,713	7,369	—	—	7,369	—
Restricted stock surrendered	(38,601)	(2,219)	—	—	(2,219)	—
Cash dividends paid ($1.21 per share)	—	—	(29,956)	—	(29,956)	—
Other comprehensive income-decrease in net unrealized loss on securities available-for-sale, net of tax effect of $1.6 million	—	—	—	2,244	2,244	2,244
Balance at December 31, 2006	29,635,957	$1,020,132	$148,367	$(171)	$1,168,328	$78,242

See accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$75,998	$50,366	$36,363
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,505	8,702	9,322
Provision for credit losses	9,600	1,420	465
Gain on sale of loans	—	(596)	(1,804)
Gain on sale of premises and equipment	(59)	—	—
Loss on sale of securities	2,332	45	6
Proceeds from sale of loans held for sale	8,921	—	—
Origination of loans held for sale	(10,368)	—	—
Principal collected on loans held for sale	2,820	—	—
Restricted stock amortization	7,369	4,038	7,518
Excess tax benefit from stock option exercises and restricted and performance stock vesting	(6,585)	(1,710)	(1,936)
Decrease in accrued and deferred income taxes, net	5,000	8,964	13,701
Decrease (increase) in other assets	12,624	7,440	(2,494)
Decrease in accrued interest payable and other liabilities	(23,752)	(8,052)	(12,955)
Dividends on FHLB stock	(985)	(421)	(304)
Net cash provided by operating activities	94,420	70,196	47,882
Cash flows provided by (used in) investing activities:
Net cash and cash equivalents (paid) acquired in acquisitions	(218)	92,308	(37,347)
Net increase in net loans outstanding	(265,611)	(133,825)	(328,463)
Proceeds from sale of loans	4,859	9,411	14,978
Net decrease in interest-bearing deposits in financial institutions	2,503	612	3,077
Proceeds from sales of acquired securities	32,050	—	—
Securities available-for-sale:
Proceeds from sale	100,498	—	64,662
Maturities	75,424	66,927	107,848
Purchases	(2,058)	(37,550)	(2,721)
Net sales (purchases) of FRB and FHLB stock	12,268	277	(8,153)
Proceeds from sale of other real estate owned	37	50	—
Purchases of premises and equipment	(7,235)	(2,992)	(2,724)
Proceeds from sale of premises and equipment	140	95	46
Net cash used in investing activities	(47,343)	(4,687)	(188,797)
Cash flows from financing activities:
Net (decrease) increase in deposits:
Noninterest-bearing	(133,971)	102,534	66,599
Interest-bearing	(239,517)	(489,178)	259,339
(Payments for) proceeds from redemptions/issuance of subordinated debentures	(20,620)	—	61,856
Proceeds from issuance of common stock, net of repurchases	104,130	49,022	—
Net proceeds from exercise and vesting of stock awards	6,415	2,036	3,456
Excess tax benefit from stock option exercises and restricted and performance stock vesting	6,585	1,710	1,936
Net increase in borrowings	305,505	70,300	(24,400)
Cash dividends paid	(29,956)	(15,952)	(13,158)
Net cash used in financing activities	(1,429)	(279,528)	355,628
Net increase (decrease) in cash and cash equivalents	45,648	(214,019)	214,713
Cash and cash equivalents at beginning of year	105,262	319,281	104,568
Cash and cash equivalents at end of year	$150,910	$105,262	$319,281
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$54,908	$21,610	$14,308
Income taxes	46,921	32,177	17,113
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned	—	43	—
Transfer from loans to loans held-for-sale	46,578	8,848	13,174
Common stock issued for acquisitions	494,765	36,627	—

See accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)   Nature of Operations and Summary of Significant Accounting Policies

We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our banking subsidiary. As of December 31, 2006, our sole banking subsidiary is Pacific Western Bank, which we refer to as Pacific Western or the Bank. As of December 31, 2005, our banking subsidiaries were Pacific Western National Bank which we also refer to as Pacific Western, and First National Bank, which we refer to as First National. As part of our announced plan of consolidation and conversion, Pacific Western National Bank, filed an application with the California Department of Financial Institutions, or DFI, to convert from a national banking charter to a state-chartered bank under the name of Pacific Western Bank. This application was approved and the conversion of Pacific Western to a state chartered bank occurred on September 13, 2006. Pacific Western also filed a notice with the Federal Reserve Bank of San Francisco to withdraw from membership in the Federal Reserve System and become a “nonmember” bank at the time of its conversion. Additionally, on October 26, 2006, following the completion of the acquisition of Community Bancorp Inc. and the subsequent merger of its wholly-owned subsidiary, Community National Bank, with and into First National, we completed our plan of consolidation by merging First National with and into Pacific Western, with Pacific Western as the surviving entity in an “as if” pooling transaction. All references to Pacific Western, or the Bank, prior to September 13, 2006 refer to Pacific Western National Bank, and references on or after September 13, 2006 refer to Pacific Western Bank.

On January 4, 2006, we acquired Cedars Bank, or Cedars, which was merged with and into Pacific Western. On May 9, 2006, we acquired Foothill Independent Bancorp, or Foothill, which was merged with and into the First Community Bancorp and Foothill’s wholly-owned subsidiary, Foothill Independent Bank, was merged with and into Pacific Western. When we say “we”, “our” or the “Company”, we mean the Company on a consolidated basis with Pacific Western. When we refer to “First Community” or to the holding company, we are referring to the parent company on a standalone basis. Discussions about the Company and the Bank as of and for the year ended December 31, 2006 include Cedars, Foothill and Community Bancorp from and after their respective dates of acquisition.

Pacific Western is a full-service community bank offering a broad range of banking products and services. We accept time and demand deposits, fund loans including real estate, construction, SBA and commercial loans, and offer other business oriented banking products. Our operations are primarily located in Southern California and the Bank focuses on conducting business with small to medium size businesses and the owners and employees of those businesses in our marketplace. Through our asset-based lending division and SBA loan production offices we also operate in Arizona and Texas. At December 31, 2006, the Bank’s gross loans, excluding loans held for sale, totaled $4.2 billion of which approximately 20% were commercial loans, 79% were commercial real estate loans, including construction loans, and 1% were consumer and other loans. These percentages include some foreign loans, primarily to individuals or entities with business in Mexico, representing 2% of total loans.

We derive our income primarily from interest received on commercial real estate loans, commercial loans and consumer loans and, to a lesser extent, from interest received on investment securities, fees received in connection with deposit services as well as loans and other services offered, including foreign exchange services. Our major operating expenses are the interest paid by the Bank on deposits and borrowings, employee compensation and general operating expenses. The Bank relies on a foundation of locally generated deposits. The Bank has a relatively low cost of funds due to a high percentage of noninterest bearing and low cost deposits. Our operations, like those of other financial institutions

(1)   Nature of Operations and Summary of Significant Accounting Policies (Continued)

operating in Southern California, are significantly influenced by economic conditions in Southern California, including the strength of the real estate market, and the fiscal and regulatory policies of the federal and state government and the regulatory authorities that govern financial institutions. See “—Supervision and Regulation.” With our SBA loan production offices and asset-based lending division with operations in Arizona and Texas, we are also subject to the economic conditions affecting those markets.

We have completed 18 acquisitions since May 2000 including the merger whereby the former Rancho Santa Fe National Bank and First Community Bank of the Desert became wholly-owned subsidiaries of the Company in a pooling-of-interests transaction. Accordingly, all of our financial statements for the periods prior to this merger have been restated as if they had occurred at the beginning of the earliest period presented. All other acquisitions have been accounted for using the purchase method of accounting and, accordingly, their operating results have been included in the consolidated financial statements from their respective dates of acquisition. Please see Notes 2 and 3 for more information about our acquisitions.

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

(d) Investment Securities and Securities Available-for-Sale

We determine the classification of securities at the time of purchase. If we have the intent and the ability at the time of purchase to hold securities until maturity, they are classified as held-to-maturity. Investment securities held-to-maturity are stated at amortized cost. Securities to be held for indefinite periods of time, but not necessarily to be held-to-maturity or on a long-term basis, are classified as available-for-sale and carried at fair value with unrealized gains or losses reported as a separate component of shareholders’ equity in accumulated other comprehensive income, net of applicable income taxes. The carrying values of all securities are adjusted for amortization of premiums and accretion of discounts over the period to maturity of the related security using the interest method. Realized gains or losses on the sale of securities, if any, are determined using the amortized cost of the specific securities sold. If a decline in the fair value of a security below its amortized cost is judged by management to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in operations. Securities available-for-sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, prepayment risk and other related factors. Securities are individually evaluated for

(1)   Nature of Operations and Summary of Significant Accounting Policies (Continued)

appropriate classification when acquired; consequently, similar types of securities may be classified differently depending on factors existing at the time of purchase.

Investments in Federal Reserve Bank and Federal Home Loan Bank (FHLB) stock, which are carried at cost because they can only be redeemed at par, are required investments based on measurements of the Bank’s capital, assets, and/or borrowing levels.

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

(f) Loan Sales and Servicing Assets

Loans held for sale include loans originated or purchased for resale. Loans originated or purchased for resale include the principal amount outstanding net of unearned income, and are carried at the lower of cost or market on an aggregate basis. A decline in the aggregate market value of the loans below their aggregate carrying amount is recognized through a charge to earnings in the period of such decline. Unearned income on these loans is taken into earnings when the loan is sold.

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

The most common retained interest related to our loan sales is a servicing asset. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income. The amortization of the servicing asset and the servicing income are included in noninterest income in the consolidated statement of earnings. The fair value of the servicing assets is estimated by discounting the future cash flows using market-based discount rates and prepayment speeds. The servicing assets are evaluated regularly for impairment. We stratify the servicing asset based on the original term to maturity and the year of origination of the underlying loans for purposes of measuring impairment. The risk is that loans prepay faster than anticipated and the fair value of the asset declines. If the fair value of the servicing asset is less than the amortized carrying value, the asset is considered impaired and an impairment charge will be taken against earnings. At December 31, 2006, the servicing asset totaled

(1)   Nature of Operations and Summary of Significant Accounting Policies (Continued)

$4.5 million, including $3.7 million added through the Community Bancorp acquisition, and is included in other assets on the consolidated balance sheets.

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

The allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio and other extensions of credit. The allowance is based upon a continuing review of the portfolio, past loan loss experience, current economic conditions which may affect the borrowers’ ability to pay, and the underlying collateral value of the loans. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries on loans previously charged off are added to the allowance.

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

Our federal and state banking regulators, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Our regulators may require the Company to recognize

(1)   Nature of Operations and Summary of Significant Accounting Policies (Continued)

additions to the allowance based on their judgments related to information available to them at the time of their examinations.

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

(j) Other Real Estate Owned

Other real estate owned is recorded at the fair value of the property at the time of acquisition. Fair value is based on current appraisals less estimated selling costs. The excess of the recorded loan balance over the estimated fair value of the property at the time of acquisition is charged to the allowance for loan losses. Any subsequent write downs are charged to noninterest expense and recognized as a valuation allowance. Subsequent increases in the fair value of the asset less selling costs reduce the valuation allowance, but not below zero, and are credited to noninterest expense. Operating expenses of such properties and gains and losses on their disposition are included in noninterest income and expense.

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

Goodwill is our only intangible asset with an indefinite life. To accomplish the annual impairment analysis of goodwill, we identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We have identified one reporting unit: banking operations. We determined the fair value of our reporting unit and compared it to its carrying amount on June 30, our annual impairment analysis date. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test. Our annual impairment analysis indicated that there was no impairment in our goodwill.

(1)   Nature of Operations and Summary of Significant Accounting Policies (Continued)

Core deposit intangible assets, which we refer to as CDI, and customer relationship intangible assets, which we refer to as CRI, are recognized apart from goodwill at the time of acquisition based on market valuations prepared by independent third parties. In preparing such valuations, the third parties consider variables such as deposit servicing costs, attrition rates, and market discount rates. CDI are amortized to expense over their useful lives, which we have estimated to range from 7 to 10 years. CRI are amortized to expense over their useful lives, which we have estimated to be 5 years. Both CDI and CRI are reviewed for impairment at least annually. If the recoverable amount of either CDI or CRI is determined to be less than its carrying value, we would then measure the amount of impairment based on an estimate of the intangible asset’s fair value at that time. If the fair value is below the carrying value, the intangible asset is reduced to such fair value and a loss is recognized by a charge to operations.

(n) Stock Incentive Plan

The Company had a stock-based compensation plan as of December 31, 2006 which is described in Note 15. We adopted the fair value method of accounting for stock options effective January 1, 2003, using the prospective method of transition specified in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. The cost of all stock options granted on or after January 1, 2003 is based on their fair value and is included as a component of compensation expense over the vesting period for such options. For stock options granted prior to January 1, 2003, the Company applied the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost was recognized for fixed stock option awards granted prior to January 1, 2003, with an exercise price equal to or greater than the fair market value of the underlying stock on the date of grant.

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

	For the Years Ended December 31,
	2005	2004
	(Dollars in thousands, except per share amounts)
Net earnings, as reported	$50,366	$36,363
Add: Stock-based compensation expense included in net earnings, net of related tax effects	2,342	4,360
Deduct: All stock-based compensation expense calculated using the fair value based method for all awards, net of related taxes	(2,612)	(4,910)
Pro forma net earnings	$50,096	$35,813
Earnings per share:
Basic—as reported	$3.05	$2.34
Basic—pro forma	$3.03	$2.31
Diluted—as reported	$2.98	$2.27
Diluted—pro forma	$2.97	$2.24

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

(q) Debt Issuance Costs

We have incurred debt issuance costs relating to each issuance of subordinated debentures except for those debentures issued as part of Trust VI. Such costs are being amortized on a straight-line basis over the period to the first call date, which is five years from the date of issuance, except for Trust I for which the period is ten years. The unamortized balance of debt issuance costs was $284,000 and $560,000 at December 31, 2006 and 2005, and is included in other assets in the consolidated balance sheet.

(r) Recently Issued Accounting Standards

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS 156”). This statement requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this statement permits the servicing assets and liabilities to be reported at either fair value or at amortized cost. Under the fair value approach, servicing assets and liabilities will be recorded at fair value at each reporting date with changes in fair value recorded in earnings in the period in which the changes occur. Under the amortized cost method, servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are assessed for impairment based on fair value at each reporting date. SFAS 156 became effective for us on January 1, 2007. We do not expect that adoption of this standard will have a significant impact on our financial condition or results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position is a two-step process including: (i) a recognition process to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position, and (ii) a measurement process whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to be recognized in the financial statements. FIN 48 became effective for us on January 1, 2007. Any cumulative effect of applying the provisions of FIN 48 will be recognized as an adjustment to the beginning balance of retained earnings. We do not expect there to be any material effect on either our financial condition or results of operations from the adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as a market-based measurement and should be determined

(1)   Nature of Operations and Summary of Significant Accounting Policies (Continued)

based on assumptions that a market participant would use when pricing an asset or liability. The market participant’s assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This statement is effective for us on January 1, 2008. We are presently reviewing the standard to determine what effect, if any, it will have on our financial condition and results of operations.

The FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, in February 2007. This Statement permits companies to choose to measure many financial instruments and certain other items at fair value. Once a company chooses to report an item at fair value, changes in fair value would be reported in earnings at each reporting date. SFAS No. 159 is effective for us on January 1, 2008. We are presently evaluating this Statement and have not yet decided whether we will or will not adopt it.

In September 2006, the SEC issued Staff Accounting Bulletin 108, (“SAB 108”), Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of prior year misstatements in determining whether the current year’s financial statements are materially misstated. The SEC staff indicates that registrants should quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. Registrants may either restate their financials for any material misstatements arising from the application of this SAB or recognize a cumulative effect of applying SAB 108 within the current year opening balance in retained earnings. Application of the guidance in SAB 108 had no impact on our 2006 financial statements.

(2)   Acquisitions

We completed the following acquisitions during the time period of January 1, 2004 to December 31, 2006, using the purchase method of accounting, and accordingly, their operating results have been included in our consolidated financial statements from their respective dates of acquisition. The purchase price allocations for the Community Bancorp acquisition are based on estimates and are subject to change as more information becomes available.

Acquisition	FC Financial	Harbor National	First American Bank	Pacific Liberty Bank	Cedars Bank	Foothill Independent Bancorp	Community Bancorp
Date Acquired	March 2004	April 2004	August 2005	October 2005	January 2006	May 2006	October 2006
	(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$3,965	$34,338	$121,229	$30,765	$34,474	$60,844	$24,521
Interest-bearing deposits in other banks	—	3,468	—	—	1,796	99	1,019
Investment securities	—	993	1,607	990	3,355	50,406	11,498
Loans	72,708	132,272	106,244	119,245	355,167	535,975	598,739
Loans held for sale	—	—	—	—	—	—	128,114
Premises and equipment	106	1,394	4,458	32	1,234	6,838	7,434
Goodwill	22,580	21,408	37,715	24,335	71,182	165,739	205,346
Core deposit and customer relationship intangible assets	2,518	1,293	6,529	1,781	2,992	17,311	9,514
Other assets	4,268	2,942	8,111	6,137	19,075	54,778	21,471
	106,145	198,108	285,893	183,285	489,275	891,990	1,007,656
Liabilities assumed:
Non-interest bearing deposits	—	(60,752)	(89,664)	(45,894)	(92,216)	(265,369)	(167,939)
Interest bearing deposits	—	(96,031)	(127,772)	(96,285)	(269,189)	(369,216)	(489,931)
Accrued interest payable and other liabilities	(5,445)	(5,675)	(8,771)	(4,479)	(7,870)	(16,697)	(14,167)
Borrowings	(60,700)	—	—	—	—	—	(33,195)
Subordinated debt	—	—	—	—	—	(8,481)	(39,829)
Total liabilities assumed	(66,145)	(162,458)	(226,207)	(146,658)	(369,275)	(659,763)	(745,061)
Total consideration paid by First Community	$40,000	$35,650	$59,686	$36,627	$120,000	$232,227	$262,595
Deal value:
Cash paid for common stock and stock options by First Community	$40,000	$35,650	$59,686	$—	$120,000	$30	$27
Fair value of common stock issued	—	—	—	36,627	—	232,197	262,568
Total consideration paid by First Community	40,000	35,650	59,686	36,627	120,000	232,227	262,595
Cash paid for stock options by acquiree	—	—	2,623	4,999	—	10,232	6,089
Total deal value	$40,000	$35,650	$62,309	$41,626	$120,000	$242,459	$268,684

(2)   Acquisitions (Continued)

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

Foothill Independent Bancorp

On May 9, 2006, we acquired Foothill Independent Bancorp, or Foothill, based in Glendora, California. We issued approximately 3,947,000 shares of our common stock to the Foothill shareholders and caused Foothill to pay $10.2 million in cash for all outstanding options to purchase Foothill common stock. The aggregate deal value was approximately $242.5 million. At the time of the acquisition, Foothill was merged with and into the Company and Foothill’s wholly-owned subsidiary, Foothill Independent Bank, was merged with and into Pacific Western. We made this acquisition to expand our presence in Los Angeles, Riverside and San Bernardino Counties of California.

(2)   Acquisitions (Continued)

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

The following table presents the activity in the merger-related liability account for the years ended December 31, 2006 and 2005:

	Severance and Employee- related	System Conversion and Integration	Asset Write- downs, Lease Terminations and Other Facilities-related	Other	Total
	(Dollars in thousands)
Balance at December 31, 2004	$598	$88	$2,629	$1,054	$4,369
Additions related to 2005 acquisitions	3,973	425	140	3,524	8,062
Reversals	(175)	—	(80)	(562)	(817)
Noncash write-downs and other	(46)	(24)	—	68	(2)
Cash outlays	(4,350)	(409)	(957)	(3,394)	(9,110)
Balance at December 31, 2005	$—	$80	$1,732	$690	$2,502
Additions related to 2006 acquisitions	6,387	2,567	2,109	6,306	17,369
Noncash write-downs and other	—	(2)	—	—	(2)
Cash outlays	(6,276)	(2,510)	(1,323)	(5,711)	(15,820)
Balance at December 31, 2006	$111	$135	$2,518	$1,285	$4,049

As of December 31, 2006, the integration of our 2005 and 2006 acquisitions was substantially complete; no additional merger-related accruals are expected going forward related to our completed acquisitions.

(2)   Acquisitions (Continued)

Unaudited Pro Forma Information for Purchase Acquisitions

The following table presents our unaudited pro forma results of operations for the years ended December 31, 2006 and 2005 as if the First American, Pacific Liberty, Cedars, Foothill and Community Bancorp acquisitions described above had been completed at the beginning of 2005. The unaudited pro forma results of operations include (1) the historical accounts of the Company, First American, Pacific Liberty, Cedars, Foothill and Community Bancorp; and (2) pro forma adjustments, as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. No assumptions have been applied in developing the pro forma information regarding possible revenue enhancements, expense efficiencies, or asset despositions. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of our future operating results or operating results that would have occurred had these acquisitions been completed at the beginning of 2005.

Unaudited Pro Forma Results of Operations

	For the years ended December 31,
	2006	2005
	(Dollar in thousands, except for share data)
Revenues (net interest income plus noninterest income)	$316,860	$303,946
Net earnings	$87,787	$78,634
Net income per share:
Basic	$3.04	$2.85
Diluted	$3.02	$2.77

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

Intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment annually. The amortization expense represents the estimated decline in the value of the underlying deposits or loan customers acquired. We recorded an expense of approximately $6.7 million for 2006. The estimated aggregate amortization expense related to the intangible assets will range from $6.1 million to $8.5 million for each of the next five years and is expected to total $35.2 million over this time horizon.

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows:

	Goodwill
	2006	2005
	(Dollars in thousands)
Balance as of January 1,	$295,890	$234,360
Additions due to acquisitions	442,267	62,050
Decrease due to reduction in accrued merger liabilities	(74)	(520)
Balance as of December 31,	$738,083	$295,890

(3)   Goodwill and Other Intangible Assets (Continued)

The goodwill recorded in 2006 and 2005 has been assigned to our one reporting segment, banking, and none of the goodwill is deductible for income tax purposes.

The following table presents the changes in the gross amounts of core deposit and customer relationship intangibles and the related accumulated amortization for the years ended December 31, 2006 and 2005.

	Core deposit and customer relationship intangibles
	2006	2005
	(Dollars in thousands)
Gross amount:
Balance as of January 1,	$37,956	$29,646
Additions due to acquisitions	29,817	8,310
Balance as of December 31,	67,773	37,956
Accumulated amortization:
Balance as of January 1,	(10,658)	(7,051)
Amortization	(6,688)	(3,607)
Balance as of December 31,	(17,346)	(10,658)
Net balance as of December 31,	$50,427	$27,298

(4)   Securities Available-for-Sale

The amortized cost, gross unrealized gains and losses, and fair value of securities available-for-sale as of December 31, 2006 and 2005 are as follows:

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Treasury securities	$990	$—	$4	$986
Government-sponsored entity securities	53,160	83	179	53,064
Municipal securities	9,421	59	34	9,446
Mortgage-backed and other securities	28,104	87	306	27,885
Total	$91,675	$229	$523	$91,381

	2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored entity securities	$47,262	$—	$474	$46,788
Municipal securities	9,001	96	43	9,054
Mortgage-backed and other securities	160,502	111	3,854	156,759
Total	$216,765	$207	$4,371	$212,601

The contractual maturity distribution based on amortized cost and fair value as of December 31, 2006, is shown below. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities

(4)   Securities Available-for-Sale (Continued)

because obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity Distribution as of December 31, 2006
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$46,632	$46,451
Due after one year through five years	15,738	15,821
Due after five years through ten years	7,658	7,724
Due after ten years	21,647	21,385
Total	$91,675	$91,381

During the fourth quarter of 2006 we sold $101.8 million of mortgage-backed securities yielding 3.52% in an effort to reduce our reliance on borrowed funds and to improve net interest income. This sale resulted in a gross loss of $2.3 million for 2006. Although we had no sales of securities during 2005, we recognized a gross loss of $45,000 related to the impairment of an interest-only investment, which originated at the time of a loan sale.

As of December 31, 2006 and 2005, securities available-for-sale with a fair value of $82.1 million and $202.7 million were pledged as security for borrowings, public deposits and other purposes as required by various statutes and agreements.

The following table presents the fair value and the unrealized loss on securities that were temporarily impaired as of December 31, 2006 and 2005.

	As of December 31, 2006
	Impairment Period
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Treasury securities	$—	$—	$986	$4	$986	$4
Government-sponsored entity securities	—	—	32,148	179	32,148	179
Municipal securities	—	—	2,442	34	2,442	34
Mortgage-backed securities	—	—	15,296	306	15,296	306
Total temporarily impaired securities	$—	—	$50,872	$523	$50,872	$523

	As of December 31, 2005
	Impairment Period
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Government-sponsored entity securities	$36,997	$270	$9,791	$205	$46,788	$474
Municipal securities	2,457	23	565	20	3,022	43
Mortgage-backed securities	32,165	549	113,874	3,306	146,039	3,854
Total temporarily impaired securities	$71,619	$842	$124,230	$3,531	$195,849	$4,371

All individual securities that have been in a continuous unrealized loss position for 12 months or longer at December 31, 2006, were securities that have been issued by U.S. government agencies and government-sponsored entities and have a AAA credit rating as determined by various rating agencies.

(4)   Securities Available-for-Sale (Continued)

These securities have fluctuated in value since their purchase dates as a result of changes in market interest rates. We concluded that the continuous unrealized loss positions on these securities is a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay and are, therefore, temporarily impaired. In addition, we have the ability to hold these securities until their fair value recovers to their cost. Accordingly, we have not recognized the temporary impairment in our consolidated statement of earnings.

(5)   Loans and Allowance for Credit Losses

As of December 31, 2006 and 2005, loans consisted of the following:

	2006	2005
	(Dollars in thousands)
Commercial	$836,176	$734,323
Real estate, construction	939,463	570,080
Real estate, mortgage	2,380,696	1,125,230
Consumer	46,076	47,341
Gross loans	4,202,411	2,476,974
Less:
Unearned income	(12,868)	(9,146)
Allowance for loan losses	(52,908)	(27,303)
Total loans	$4,136,635	$2,440,525
Loans held for sale	$173,319	$—

The Company funds commercial, real estate and consumer loans to customers in the regions the Bank serves in Southern California, and to a lesser extent foreign credits related to Mexico. We acquired foreign loans through the First National Bank acquisition in 2002 and have recently decided to allow these loans to repay in the ordinary course of business without making any new privately-insured foreign loans other than those under existing commitments. Our foreign loans are primarily to individuals and entities located in Mexico. All of our foreign loans are denominated in U.S. dollars and the majority are collateralized by assets located in the United States or guaranteed or insured by businesses located in the United States. As of December 31, 2006 and 2005, foreign loan balances totaled $90.1 million and $103.3 million, respectively. Because the Bank has a diversified loan portfolio with a concentration in real estate, a substantial portion of its borrowers’ ability to repay their loans is dependent upon the strength of the real estate market and the economy in general in the Bank’s primary service areas. Should the real estate market experience an overall decline in property values or should other events occur, including, but not limited to, adverse economic conditions (which may or may not affect real property values), the ability of borrowers to make timely scheduled principal and interest payments on the Company’s loans may be adversely affected, and in turn may result in increased delinquencies and foreclosures and additional provisions for credit losses. In the event of foreclosures under such conditions, the value of the property acquired may be less than the appraised value when the loan was originated and may, in some instances, result in insufficient proceeds upon disposition to recover the Company’s investment in the foreclosed property.

Loans held for sale are mostly SBA 7a and 504 loans, are net of unearned income, and are carried at the lower of cost or market on an aggregate basis.

At December 31, 2006, approximately $1.6 billion of real estate and commercial loans are pledged to secure FHLB lines of credit. See Note 8 for more information.

(5)   Loans and Allowance for Credit Losses (Continued)

Nonaccrual loans totaling $22.1 million, $8.4 million and $8.9 million were outstanding as of December 31, 2006, 2005 and 2004, respectively. There were no loans that were past due 90 days or more and still accruing interest as of December 31, 2006, 2005 and 2004. Interest income of $2.0 million, $788,000 and $571,000 would have been recorded for the years ended December 31, 2006, 2005 and 2004, respectively, if nonaccrual loans had been performing in accordance with their original terms. Interest income of $944,000, $107,000 and $163,000 was recorded prior to such loans being transferred to nonaccrual status for the years ended December 31, 2006, 2005 and 2004, respectively.

A summary of the activity in the allowance for credit losses is as follows:	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses
	(Dollars in thousands)
Balance, January 1, 2004	$22,531	$3,221	$25,752
Provision for credit losses	(521)	986	465
Loans charged-off	(3,607)	—	(3,607)
Recoveries on loans charged-off	2,078	—	2,078
Loans charged-off, net of recoveries	(1,529)	—	(1,529)
Additions due to acquisitions	3,602	1,217	4,819
Balance, December 31, 2004	$24,083	$5,424	$29,507
Provision for credit losses	1,345	75	1,420
Loans charged-off	(3,518)	—	(3,518)
Recoveries on loans charged-off	2,360	—	2,360
Loans charged-off, net of recoveries	(1,158)	—	(1,158)
Additions due to acquisitions	3,033	169	3,202
Balance, December 31, 2005	$27,303	$5,668	$32,971
Provision for credit losses	7,977	1,623	9,600
Loans charged-off	(3,107)	—	(3,107)
Recoveries on loans charged-off	1,719	—	1,719
Loans charged-off, net of recoveries	(1,388)	—	(1,388)
Additions due to acquisitions	19,016	980	19,996
Balance, December 31, 2006	$52,908	$8,271	$61,179

We made a provision for credit losses of $9.6 million during 2006, $1.4 million during 2005 and $465,000 during 2004. The 2006 provision for credit losses was composed of an $8.0 million addition to the allowance for loan losses and a $1.6 million addition to the reserve for unfunded loan commitments and was made in response to an increase in nonaccrual loans, the credit quality of an acquired portfolio, our analysis of current market conditions related to real estate loans, and organic loan growth. The 2005 provision for credit losses was composed of a $1.3 million addition to the allowance for loan losses and $75,000 added to the reserve for unfunded loan commitments. Net loans charged-off in 2006 increased by $230,000 to $1.4 million when compared to 2005.

In addition to the allowance for credit losses, we have a nonaccretable discount of $2.5 million, representing the excess of the unpaid balances over the estimated fair values of certain loans acquired in the Cedars acquisition. This amount is carried as an offset against the individual loan balances. As of the Cedars’ acquisition date, these loans had unpaid balances of $13.6 million and nonaccretable discount of $3.2 million resulting in a carrying value of $10.4 million which approximated their fair value at that time. At December 31, 2006, the unpaid balances of these loans were $8.5 million and their carrying amount was $6.0 million. The change in these balances relates to loan pay-offs.

(5)   Loans and Allowance for Credit Losses (Continued)

The Company measures its impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan’s effective interest rate if the loan is not collateral-dependent. As of December 31, 2006 and 2005, all impaired loans were collateral-dependent. The Company recognizes income from impaired loans on an accrual basis unless the loan is on nonaccrual status. Income from loans on nonaccrual status is recognized to the extent cash is received and the loan’s principal balance is deemed collectible. For the years ended December 31, 2006, 2005 and 2004, no interest income was recorded on impaired loans during the time such loans were impaired. The average balances of impaired loans were $22.5 million, $14.7 million and $7.7 million for 2006, 2005 and 2004. The following table presents a breakdown of impaired loans and any related impairment allowance as of December 31, 2006 and 2005:

	As of December 31,
	2006		2005
	Recorded Investment	Impairment Allowance	Recorded Investment	Impairment Allowance
	(Dollars in thousands)
Loans with impairment allowance—other collateral	$12,555	$3,087	$1,485	$583
Loans with impairment allowance—real estate	6,737	1,009	—	—
Loans without impairment allowance—other collateral	232	—	6,937	—
Total impaired loans	$19,524	$4,096	$8,422	$583

Based on the Company’s evaluation process to determine the level of the allowance for loan losses mentioned previously and the fact that a majority of the Company’s nonperforming loans are secured, management believes the allowance level to be adequate as of December 31, 2006 to absorb the estimated known and inherent risks identified through its analysis.

(6)   Premises and Equipment

Premises and equipment as of December 31, 2006 and 2005 are as follows:

	As of December 31,
	2006	2005
	(Dollars in thousands)
Land	$7,892	$3,950
Buildings	9,596	4,866
Furniture, fixtures and equipment	16,316	10,501
Leasehold improvements	16,107	9,025
Vehicles and in process	1,413	1,091
Premises and equipment	51,324	29,433
Less accumulated depreciation and amortization	14,222	10,370
Premises and equipment, net	$37,102	$19,063

Depreciation and amortization expense was $4.6 million for the year ended December 31, 2006 and $3.3 million for each of the years ended December 31, 2005 and 2004. Our leasehold improvements are amortized over their estimated useful lives, or the life of the lease, whichever is shorter. Our furniture, fixtures and equipment are depreciated over their estimated useful lives ranging from 3 years to 10 years. Land is not depreciated and buildings are depreciated over periods up to 35 years.

(7)   Deposits

Interest-bearing deposits as of December 31, 2006 and 2005 are comprised of the following:

	As of December 31,
	2006	2005
	(Dollars in thousands)
Interest-bearing checking deposits	$295,364	$184,293
Money market deposits	1,090,648	666,383
Savings deposits	140,820	104,559
Time deposits under $100,000	235,176	107,655
Time deposits of $100,000 or more	352,364	162,663
Total	$2,114,372	$1,225,553

The following summarizes the maturity of time deposits as of December 31, 2006 (in thousands):

2007	$550,119
2008	10,385
2009	2,087
2010	22,970
2011	1,979
Total	$587,540

Brokered deposits included in time deposits totaled $55.0 million at December 31, 2006 and will fully mature by April 2007.

Interest expense on deposits for the years ended December 31, 2006, 2005 and 2004 is comprised of the following:

	For the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Interest-bearing checking deposits	$423	$116	$114
Money market deposits	17,753	6,494	3,716
Savings deposits	222	179	102
Time deposits under $100,000	5,073	1,621	1,055
Time deposits of $100,000 or more	9,748	2,677	2,137
Total	$33,219	$11,087	$7,124

(8)   Borrowings and Subordinated Debentures

Borrowings

The Bank and the holding Company have established secured and unsecured lines of credit. We may borrow funds from time to time on a term or overnight basis from the Federal Home Loan Bank or other financial institutions.

Federal Funds Arrangements with Commercial Banks.   As of December 31, 2006, 2005 and 2004, we had unsecured lines of credit with correspondent banks in the amounts of $60.0 million, $120.0 million and $110.0 million. These lines are renewable annually. As of December 31, 2006, 2005 and 2004, there were no balances outstanding and the average balances outstanding for each of these years were $65,000,

(8)   Borrowings and Subordinated Debentures (Continued)

$214,000 and $96,000. The highest balance at any month-end was zero in 2006, $26.0 million in 2005 and zero in 2004. The average rate paid was 5.57%, 4.06% and 2.07% during 2006, 2005 and 2004.

Federal Home Loan Bank Lines of Credit.   As of December 31, 2006, 2005 and 2004, we had Federal Home Loan Bank, or FHLB, collateralized borrowing limits of approximately $753.8 million, $665.2 million and $615.1 million, of which $499.0 million, $160.3 million and $85.0 million was outstanding at December 31, 2006, 2005 and 2004. The borrowing arrangements with the FHLB are collateralized by the majority of our securities available-for-sale and by a blanket lien covering a large portion of our real estate secured loans. The average balance outstanding for short-term advances, defined as overnight borrowings plus term advances having a maturity of less than one year as of year end, was $242.8 million in 2006, $76.0 million in 2005, and $49.2 million in 2004. The average rate paid was 4.97% in 2006, 2.95% in 2005, and 1.75% in 2004. As of December 31, 2006, 2005 and 2004, the interest rates for short-term advances were 5.34%, 3.69%, and 2.84%. The highest balance of short-term advances at any month-end during 2006 was $468.4 million, $130.8 million in 2005, and $137.5 million in 2004. The average balance outstanding for long-term advances was $60.1 million for 2006, $28.8 million for 2005 and $2.8 million for 2004. The average rate paid was 4.82% in 2006, 3.34% in 2005 and 3.12% in 2004. As of December 31, 2006, 2005 and 2004, the weighted average interest rates for long-term advances were 4.85%, 4.78% and 3.12%. The highest balance of long-term advances at any month-end was $245.0 million for 2006, $45.0 million for 2005, and $40.0 million for 2004.

The following table summarizes our term advances outstanding at December 31, 2006:

Amount	Rate	Maturity Date	Collateral
(Dollars in thousands)
20,000	5.30%	5/9/2007	Loans
100,000	4.87%	11/21/2008	Loans
45,000	4.78%	12/8/2008	Loans
100,000	4.85%	12/18/2008	Loans
$265,000

The Bank entered into two $100 million fixed rate term advances with the FHLB during the fourth quarter of 2006.  These advances have a two year stated maturity with an option for the advances to be called by the FHLB on their one year anniversary dates.  If market interest rates are higher than the advances’ stated rates at that time, the advances will be called and the Bank will be required to repay the FHLB.  If market interest rates are lower at their one year anniversary date, then the advances will not be called.  We may repay the advances with a prepayment penalty at any time.

Revolving Lines of Credit   The Company has a revolving credit line with U.S. Bank, N.A. as the lead bank for $70.0 million. The line matures on August 2, 2007 and is secured by a pledge of all of the outstanding capital stock of Pacific Western. The credit agreement requires the Company to maintain certain financial and capital ratios, among other covenants and conditions. Such covenants include minimum net worth ratios, maximum debt ratios, a minimum return on average assets, minimum and maximum credit quality ratios, and dividend payment limitations. As of December 31, 2006, we, and where applicable, Pacific Western, were in compliance with all covenants covering the agreement. The highest balance outstanding under the line at any month-end during 2006, 2005 and 2004 was $4.0 million, $6.5 million and $9.0 million. The average outstanding amount during 2006, 2005 and 2004 was $176,000, $532,000 and $4.3 million. We pay a quarterly fee of 25 basis points on the unused amounts. There were no amounts outstanding at December 31, 2006 and 2005. We had $5.0 million outstanding at December 31, 2004 at an interest rate of 3.64%.

(8)   Borrowings and Subordinated Debentures (Continued)

Subordinated Debentures

The Company had an aggregate of $149.2 million subordinated debentures outstanding at December 31, 2006 and $121.7 million at December 31, 2005 and 2004. The subordinated debentures were issued in nine separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us or entities we have acquired, which in turn issued trust preferred securities, which total $141.0 million at December 31, 2006. These trust preferred securities are presently considered Tier 1 capital for regulatory purposes. With the exception of Trust I and Trust CI, the subordinated debentures are callable at par, only by the issuer, five years from the date of issuance, subject to certain exceptions. We are permitted to call the debentures in the first five years if the prepayment election relates to one of the following three events: (i) a change in the tax treatment of the debentures stemming from a change in the IRS laws; (ii) a change in the regulatory treatment of the underlying trust preferred securities as Tier 1 capital; and (iii) a requirement to register the underlying trust as a registered investment company. However, redemption in the first five years is subject to a prepayment penalty. Trust I and Trust CI may not be called for 10 years from the date of issuance unless one of the three events described above has occurred and then a prepayment penalty applies. In addition, there is a prepayment penalty if either of these debentures is called 10 to 20 years from the date of their issuance and they may be called at par after 20 years. The proceeds of the subordinated debentures were used primarily to fund several of our acquisitions and to augment regulatory capital.

In December, we retired $20.6 million of our subordinated debentures.

The following table summarizes the terms of each issuance of the subordinated debentures outstanding December 31, 2006:

Series	Date issued	Amount	Maturity	Earliest Call Date by Company without Penalty(1)	Fixed or Variable Rate		Rate Index		Current Rate(2)	Next Reset Date
	(Dollars in thousands)
Trust CI(4)	3/23/2000	$10,310	3/8/2030	3/8/2020	Fixed		N/A		11.00%	N/A
Trust I	9/7/2000	8,248	9/7/2030	9/7/2020	Fixed		N/A		10.60%	N/A
Trust IV	6/26/2002	10,310	6/26/2032	6/26/2007	Variable		3-month LIBOR + 3.5	5	8.92%	3/23/2007
Trust F(3)	12/19/2002	8,248	12/26/2032	12/19/2007	Variable		3-month LIBOR + 3.2	5	8.62%	3/23/2007
Trust V	8/15/2003	10,310	9/17/2033	9/17/2008	Variable		3-month LIBOR + 3.1	0	8.46%	3/16/2007
Trust VI	9/3/2003	10,310	9/15/2033	9/15/2008	Variable		3-month LIBOR + 3.0	5	8.41%	3/13/2007
Trust CII(4)	9/17/2003	5,155	9/17/2033	9/17/2009	Variable		3-month LIBOR + 2.9	5	8.31%	3/16/2007
Trust VII	2/5/2004	61,856	4/23/2034	4/23/2009	Variable		3-month LIBOR + 2.7	5	8.13%	4/26/2007
Trust CIII(4)	8/15/2005	20,619	9/15/2035	9/15/2010	Fixed	(5)	N/A		5.85%	9/15/2010
Unamortized discount(6)		3,853
Total		$149,219

(1)             As described above, certain issuances may be called earlier without penalty upon the occurrence of certain events.

(2)             As of January 26, 2007; excludes debt issuance costs.

(3)             Acquired in the Foothill acquisition.

(4)             Acquired in the Community Bancorp acquisition.

(5)             Interest rate is fixed until 9/15/2010 and then is variable at a rate of 3-month LIBOR + 1.69%.

(6)             This amount represents the fair value adjustment to the four trusts that we acquired during 2006.

(9)   Reorganization Charges

The reorganization costs of $1.8 million represent an accrual for severance costs associated with the Community Bancorp acquisition, the consolidation of branch offices, and other costs associated with

(9)   Reorganization Charges (Continued)

Pacific Western’s charter-conversion and the merger of First National with Pacific Western. At December 31, 2006, the remaining liability for these accrued reorganization costs totaled $788,000 and related mostly to future rent for vacant facilities and signage replacement. During the first half of 2007, we expect to consolidate several branch locations and recognize a consolidation charge of approximately $1.0 million when we cease to use the duplicate facilities.

(10)   Commitments and Contingencies

The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in those particular classes of financial instruments.

Commitments to extend credit amounting to $1.2 billion and $1.0 billion were outstanding as of December 31, 2006 and 2005. Of the $1.2 billion at December 31, 2006, approximately $114.9 million were fixed rate commitments and $1.1 billion were variable rate commitments. Additionally, $19.0 million of the $1.2 billion is related to foreign loan commitments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit and financial guarantees amounting to $67.9 million and $62.1 million were outstanding as of December 31, 2006 and 2005. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees will expire within one year. The Company generally requires collateral or other security to support financial instruments with credit risk.

The Company has investments in low income housing project partnerships which provide the Company income tax credits and in several small business investment companies. The investments call for capital contributions up to an amount specified in the partnership agreements. As of December 31, 2006 the Company had commitments to contribute capital to these entities totaling $1.4 million.

Legal Matters

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

On April 18, 2005, the plaintiffs filed the second amended class action complaint. The second amended complaint alleged that the former officer of First Charter improperly induced several First Charter customers to invest in 900 Capital or affiliates of 900 Capital and further alleges that Four Star, 900 Capital and some of their affiliated entities perpetuated their fraud upon investors through various accounts at First Charter, First Community and Pacific Western with those banks’ purported knowing

(10)   Commitments and Contingencies (Continued)

participation in and/or willful ignorance of the scheme. The key allegations in the second amended complaint dated back to the mid-1990s and the second amended complaint alleged several counts for relief including aiding and abetting, conspiracy, fraud, breach of fiduciary duty, relief pursuant to the California Business and Professions Code, negligence and relief under the California Securities Act stemming from an alleged fraudulent scheme and sale of securities issued by 900 Capital and Four Star. In disclosures provided to the parties, plaintiffs have asserted that the named plaintiffs have suffered losses well in excess of $3.85 million, and plaintiffs have asserted that “losses to the class total many tens of millions of dollars.” On June 15, 2005, we filed a demurrer to the second amended complaint, and on August 22, 2005, the Court sustained our demurrer as to each of the counts therein, granting plaintiffs leave to amend on four of the six counts, and dismissing the other counts outright.

On August 12, 2005, the Company was notified by Progressive Casualty Insurance Company (“Progressive”), its primary insurance carrier with respect to the Gilbert Litigation that Progressive had determined that, based upon the allegations in the second amended complaint filed in the Gilbert Litigation, there was no coverage with respect to the Gilbert Litigation under the Company’s insurance policy with Progressive. Progressive also notified the Company that it was withdrawing its agreement to fund defense costs for the Gilbert Litigation and reserving its right to seek reimbursement from the Company for any defense costs advanced pursuant to the insurance policy. Through December 31, 2005, Progressive had advanced to the Company approximately $690,000 of defense costs with respect to the Gilbert Litigation.

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

In November 2005, along with certain other defendants, we reached an agreement in principle with respect to the Gilbert Litigation. That agreement is reflected in a written Stipulation of Settlement dated February 9, 2007, which has been executed by all the parties to that settlement. The settlement is subject to approval by the Los Angeles Superior Court and a certain level of participation in the settlement by class members. Assuming all conditions to final consummation of the settlement are met, First Community’s contribution to the settlement will be $775,000, which was accrued in 2005.

While we believe that this settlement, if finalized, will end our exposure to the underlying claims by participating class members, we cannot be certain that all conditions to the settlement will be satisfied or that we will not be subject to further claims by parties related to the same claims who did not participate in the settlement.

In connection with the Gilbert Litigation settlement, we also reached a settlement with Progressive Casualty Insurance Co. in the Progressive Litigation. The settlement with Progressive, which includes an additional contribution by Progressive under First Community’s policy toward the settlement of the Gilbert Litigation and a dismissal by Progressive of any claims against First Community for reimbursement, is contingent upon the consummation of the Gilbert Litigation settlement.

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

(d) Loans, held for sale

Fair values are based on quoted secondary market prices available as of the balance sheet date. If a quoted market price is not available, fair value is estimated using quoted market prices for loans with similar maturity and rate characteristics.

(e) Loans

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

The fair value of fixed rate loans and non-performing or adversely classified adjustable rate loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loans. The discount rates used for performing fixed rate loans are the Company’s current offering rates for comparable instruments with similar terms.

The fair value of performing adjustable rate loans is estimated to be carrying value. These loans reprice frequently at market rates and the credit risk is not considered to be greater than normal.

(f) Deposits

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

(g) Borrowings

The fair value of adjustable rate borrowings is estimated to be the carrying amount because rates paid are the same as rates currently offered for borrowings with similar remaining maturities and characteristics.

(11)   Fair Value of Financial Instruments (Continued)

The fair value of fixed rate borrowings is calculated by discounting scheduled cash flows through the estimated maturity or call dates using estimated market discount rates that reflect current rates offered for borrowings with similar remaining maturities and characteristics.

(h) Subordinated Debentures

The fair value of the subordinated debentures is based on the discounted value of contractual cash flows for fixed rate securities. The discount rate is estimated using the rates currently offered for similar securities of similar maturity. The fair value of subordinated debentures with variable rates is deemed to be the carrying value.

(i) Commitments to Extend Credit and Standby Letters of Credit

The majority of our commitments to extend credit carry current market interest rates if converted to loans. Because these commitments are generally unassignable by either the borrower or us, they only have value to the borrower and us. The estimated fair value approximates the recorded deferred fee amounts and is excluded from the following table because it is not material.

(j) Limitations

Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of December 31, 2006 and 2005, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

(11)   Fair Value of Financial Instruments (Continued)

The fair values of the Company’s financial instruments as of December 31, 2006 and 2005 are as follows:

	2006		2005
	Carrying or Contract Amount	Fair Value Estimates	Carrying or Contract Amount	Fair Value Estimates
	(Dollars in thousands)
Financial Assets:
Cash and due from banks	$128,910	$128,910	$100,662	$100,662
Federal funds sold	22,000	22,000	4,600	4,600
Interest-bearing deposits in financial institutions	501	501	90	90
Investment in Federal Reserve Bank and Federal Home Loan Bank Stock	28,747	28,747	26,753	26,753
Securities available-for-sale	91,381	91,381	212,601	212,601
Loans, held for sale	173,319	174,371	—	—
Loans, net	4,136,635	4,074,433	2,440,525	2,395,174
Financial Liabilities:
Deposits	3,685,733	3,685,919	2,405,361	2,404,494
Borrowings	499,000	497,703	160,300	161,055
Subordinated debentures	149,219	151,332	121,654	123,756

(12)   Lease Commitments

As of December 31, 2006, aggregate minimum rental commitments for certain real property under noncancellable operating leases having initial or remaining terms of more than one year are as follows (in thousands):

2007	$12,194
2008	11,891
2009	10,639
2010	10,117
2011	8,465
Thereafter	29,873
Total	$83,179

Total gross rental expense for the years ended December 31, 2006, 2005 and 2004 was $10.1 million, $7.3 million and $7.0 million, respectively. Most of the leases provide that the Company pay maintenance, insurance and certain other operating expenses applicable to the leased premises in addition to the monthly minimum payments. Management expects that leases that expire to be renewed or replaced by other leases in the ordinary course of business. Total rental income for the years ended December 31, 2006, 2005 and 2004 was approximately $419,000, $250,000 and $226,000, respectively. The future minimum rental income to be received under noncancelable subleases is $4.3 million.

(13)   Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, the net balance of which is included in other assets, as of December 31, 2006 and 2005 are as follows:

	2006	2005
	(Dollars in thousands)
Deferred tax assets:
Lease income	$12	$20
Allowance for credit losses, due to differences in computation of bad debts	26,095	13,141
Interest on nonaccrual loans	845	521
Deferred loan fees and costs	1,316	957
Deferred compensation	5,339	2,930
Net operating losses	4,813	4,403
Accrued liabilities	6,751	4,999
Unrealized loss on securities available-for-sale	123	1,749
Other	3,468	1,444
State tax benefit	3,649	2,709
Total deferred tax assets, net	52,411	32,873
Deferred tax liabilities:
Core deposit and customer relationship intangibles	21,165	11,479
Premises and equipment, principally due to differences in depreciation	5	266
FHLB stock dividends	974	417
Total gross deferred tax liabilities	22,144	12,162
Total net deferred taxes assets	$30,267	$20,711

Based upon our tax paying history and estimates of taxable income over the years in which the items giving rise to the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

For the years ended December 31, 2006, 2005 and 2004, the components of income taxes consist of the following:

	For the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Current income taxes:
Federal	$40,803	$27,657	$18,911
State	11,695	7,579	4,721
Total current income taxes	52,498	35,236	23,632
Deferred income taxes:
Federal	(1,928)	(645)	(212)
State	942	534	876
Total deferred income taxes	(986)	(111)	664
Total income tax expense	$51,512	$35,125	$24,296

(13)   Income Taxes (Continued)

The following table is a reconciliation of total income taxes to the amount of taxes computed by applying the applicable statutory Federal income tax rate of 35% to earnings before income taxes and cumulative effect of accounting change:

	For the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Computed expected income taxes at Federal statutory rate	$44,579	$29,922	$21,231
State tax, net of federal tax benefit	8,214	5,273	3,638
Increase in cash surrender value of life insurance	(772)	(569)	(664)
Tax credits	(656)	(115)	(373)
Other, net	147	614	464
Recorded income taxes	$51,512	$35,125	$24,296

As of December 31, 2006 net current taxes receivable, included in other assets, totaled $3.2 million. As of December 31, 2005, net current taxes payable, included in other liabilities, totaled $3.4 million.

The Company has available at December 31, 2006, approximately $13.1 million of unused Federal net operating loss carryforwards that may be applied against future taxable income through 2025. The Company has available at December 31, 2006, approximately $3.4 million of unused state net operating loss carryforwards that may be applied against future taxable income through 2015. The applications of the net operating loss and other carryforwards are subject to annual limitations set forth in Section 382 of the Internal Revenue Code.

(14)   Earnings Per Share

The following is a summary of the calculation of basic and diluted net earnings per share for the years ended December 31, 2006, 2005 and 2004.

	For the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per share data)
Net earnings before cumulative effect of accounting change	$75,856	$50,366	$36,363
Accounting change	142	—	—
Net earnings	$75,998	$50,366	$36,363
Weighted average shares outstanding used for basic earnings per share	23,476	16,536	15,521
Effect of restricted stock and dilutive stock options	204	358	466
Diluted weighted average shares outstanding	23,680	16,894	15,987
Basic earnings per share:
Net earnings before accounting change	$3.23	$3.05	$2.34
Accounting change(1)	—	—	—
Basic earnings per share	$3.23	$3.05	$2.34
Diluted earnings per share:
Net earnings before accounting change	$3.21	$2.98	$2.27
Accounting change(1)	—	—	—
Diluted earnings per share	$3.21	$2.98	$2.27

(1)          Less than $0.01 per share for 2006.

(14)   Earnings Per Share (Continued)

Diluted earnings per share does not include all potentially dilutive shares that may result from outstanding stock options and restricted stock awards which may eventually vest. The number of stock options, and performance and restricted shares which are outstanding but not included in the calculation of diluted earnings per share were 681,417 for 2006, 592,461 for 2005 and 925,817 for 2004.

(15)   Comprehensive Income

	For the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Net earnings	$75,998	$50,366	$36,363
Other comprehensive income, net of related income taxes:
Realized and unrealized after-tax gains and losses on securities available for sale:
Unrealized holding gains (losses) arising during the period	328	(945)	56
Reclassifications of realized losses included in income	1,916	—	142
	2,244	(945)	198
Comprehensive income	$78,242	$49,421	$36,561

(16)   Benefit Plans

Accounting Change

We adopted SFAS No. 123 (revised 2004), Share Based Payment (“SFAS 123R”) on January 1, 2006. SFAS 123R applies to all stock-based compensation transactions in which an entity acquires employee or director services by either issuing stock or other equity instruments, such as stock options, restricted and performance stock, and/or stock appreciation rights, or incurring liabilities that are based on an entity’s stock price, and requires entities that engage in these transactions to recognize compensation expense based on the fair value of the stock or other equity instrument either issued, modified, or settled. We adopted SFAS 123R using the modified prospective approach. Under this approach, compensation expense is recognized for (1) new share-based payment awards (e.g., stock options, restricted stock, and performance stock), (2) awards that are modified, repurchased, or cancelled after December 31, 2005, and (3) the remaining portion of the requisite service under previously granted unvested stock awards as of December 31, 2005. All stock options had vested as of March 31, 2006; accordingly, there is no further effect on our financial statements for our outstanding vested stock options. We have recognized compensation expense for all restricted and performance stock awards since the dates on which they were awarded.

As permitted under formerly effective accounting rules, we did not consider estimated forfeitures of stock awards during the amortization period and recognized the effect of forfeitures as they occurred. As required by SFAS 123R we recognized the cumulative effect of estimated forfeitures for unvested restricted stock awards as of December 31, 2005, by increasing our first quarter of 2006 earnings by $242,000. The after-tax effect of this adjustment was to increase net earnings by $142,000, or less than $0.01 per share on a year-to-date basis. SFAS 123R also requires us to use estimated forfeitures in recognizing stock compensation expense beginning January 1, 2006, and to true-up such expense when forfeitures occur. Amortization expense for all restricted and performance stock awards was $7.6 million for 2006 and includes an estimate for forfeitures. As of December 31, 2006, unrecognized stock-based compensation expense totaled $29.9 million and is expected to be recognized ratably through December 31, 2012. When we made restricted and performance stock awards prior to January 1, 2006, we established an unearned

(16)   Benefit Plans (Continued)

equity compensation contra account within our shareholders’ equity equal to the market value of our common stock underlying the award on the award date. SFAS 123R required us to eliminate the unearned equity compensation account on January 1, 2006, by reclassifying it to common stock. Such reclassification had no effect on the amount of our shareholders’ equity.

Restricted and Performance Stock.

At December 31, 2006, there were outstanding 377,514 shares of unvested restricted common stock, 57,500 shares of unvested performance common stock awarded in 2003, and 315,000 shares of unvested performance common stock awarded in 2006. The awarded shares of restricted common stock vest over a service period of three to four years from date of the grant. The awarded shares of performance common stock vest in full or in part on the date the Compensation, Nominating and Governance (“CNG”) Committee of the Board of Directors, as Administrator of the Company’s 2003 Stock Incentive Plan, determines that the Company achieved certain financial goals established by the CNG Committee as set forth in the grant documents. In January 2007, the CNG Committee determined that certain financial goals were met and vested the remaining 57,500 shares of performance common stock awarded in 2003. The unvested performance stock awarded in 2006 expires in 7 years and is currently expected to vest during the first quarter of 2013. Both restricted common stock and performance common stock vest immediately upon a change in control of the Company as defined in the 2003 Stock Incentive Plan.

A summary of the status of our restricted and performance stock outstanding and the change during the year is presented in the table below:

	Shares	Weighted average fair value on award date
Outstanding at December 31, 2005	405,831	$36.27
Awarded	530,750	$55.17
Shares issued by the Company upon vesting	(159,530)	$33.71
Forfeited	(27,037)	$43.88
Outstanding at December 31, 2006	750,014	$49.91

The following table summarizes information about outstanding restricted and performance stock awards at December 31, 2006:

	At award date		Vesting		Forfeited		Outstanding at December 31, 2006
	Number of shares awarded	Weighted average fair value	Number of shares vested	Weighted average fair value on award date	Number of shares	Weighted average fair value on award date	Number of shares	Weighted average fair value on award date	Weighted average fair value at 12/31/06(1)	Weighted average remaining contractual life
(Dollars in thousands)
Restricted stock awarded in:

2003	205,000	$32.41	125,017	$32.62	43,998	$32.25	35,985	$31.90	$1,881	0.6
2004	155,980	$36.82	73,091	$37.23	13,210	$36.53	69,679	$36.43	3,642	0.8
2005	77,500	$47.48	1,000	$42.95	15,900	$47.03	60,600	$47.67	3,168	1.5
2006	215,750	$56.49	—	$—	4,500	$58.97	211,250	$56.43	11,041	2.7
Total restricted stock awards	654,230		199,108		77,608		377,514		19,732	1.9
Performance stock awarded in:
2003	255,000	$32.05	185,000	$32.05	12,500	$31.90	57,500	$32.06	3,006	0.1
2006	315,000	$54.27	—	$—	—	$—	315,000	$54.27	16,465	6.2
Total performance stock awards	570,000		185,000		12,500		372,500		19,471	5.3
Total awards	1,224,230		384,108		90,108		750,014		$39,203	3.6

(1)                Determined using the $52.27 closing price of First Community common stock on December 31, 2006.

(16)   Benefit Plans (Continued)

Compensation expense related to awards of restricted and performance stock is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. The vesting of performance stock awards and recognition of related compensation expense may occur over a shorter vesting period if financial performance targets are achieved earlier than anticipated. Restricted and performance stock amortization totaled $7.6 million, $4.0 million and $7.5 million for the years ended December 31, 2006, 2005 and 2004 and is included in compensation expense in the accompanying consolidated statements of earnings.

Stock Options.

A summary of the status of our stock options outstanding and the changes during the year ended December 31, 2006 is presented in the table below:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1)
			(Dollars in thousands)
Outstanding at December 31, 2005	543,793	$21.05
Exercised	(408,420)	21.14
Outstanding and exercisable at December 31, 2006	135,373	$20.78	$4,263

(1)          Calculated as the difference between the $52.27 closing price of First Community common stock on December 31, 2006 and the weighted average exercise price.

Both restricted and performance stock and stock options are permitted to be awarded to officers, directors, key employees and consultants under the terms described in the 2003 Stock Incentive Plan. The 2003 Stock Incentive Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 3,500,000 shares of authorized but unissued Company common stock, subject to adjustments provided by the 2003 Stock Incentive Plan. As of December 31, 2006, there were 916,196 shares available for grant under the 2003 Stock Incentive Plan.

Directors Deferred Compensation Plan (DDCP)

The Company has a deferred compensation plan, known as the DDCP, in which the Company’s directors and executive officers may participate. The DDCP is administered by an administrative committee, which consists of certain non-director executive officers of the Company.

The DDCP allows participants to defer payment of all or a portion of their directors’ fees, in the case of outside directors, or base salary, bonus or other compensation, including restricted and performance stock awards, in the case of employee participants, for the next succeeding calendar year. Participation in the DDCP is voluntary and participants may not change their investment elections once made.

Participants may elect to have their contributions used to purchase Company common stock. The DDCP held 139,460 shares of Company common stock at December 31, 2006.

401(K) Plans

When we acquire other companies, we generally acquire their 401(k) plans.  As of December 31, 2006, we had three 401(k) plans, which included the First Community Bancorp plan and the two plans acquired in the Foothill and Community Bancorp acquisitions. We expect to merge the Foothill and Community Bancorp 401(k) plans into the First Community Bancorp plan during 2007. Expense related to 401(k) contributions was $687,000, $598,000 and $410,000 for the years ended December 31, 2006, 2005, and 2004.

(17)   Restricted Cash Balances

The Company is required to maintain reserve balances with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand. The average reserves required to be held at the Federal Reserve Bank for the years ended December 31, 2006 and 2005 were $639,000 and $633,000.

(18)   Dividend Availability

Holders of Company common stock are entitled to receive dividends declared by the Board of Directors out of funds legally available under state law governing the Company and certain federal laws and regulations governing the banking and financial services business. In addition, Pacific Western is subject to restrictions under certain federal and state laws and regulations governing banks which limit their ability to transfer funds to the Company through intercompany loans, advances or cash dividends. Dividends paid by state banks such as Pacific Western are regulated by the DFI under its general supervisory authority as it relates to a bank’s capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for three previous fiscal years less any dividend paid during such period. During 2006, First Community received dividends of $50.0 million from Pacific Western. The amount of dividends available for payment by Pacific Western to the holding company at December 31, 2006, was $90.5 million.

During 2006, 2005 and 2004, the Company paid $30.0 million, $16.0 million and $13.2 million, respectively, in cash dividends on common stock.

Our ability to pay dividends to our shareholders is also limited by certain covenants contained in our revolving line of credit agreement and the indentures governing trust preferred securities issued by us or entities we have acquired and the debentures underlying the trust preferred securities. The indentures provide, if an Event of Default (as defined in the indentures) has occurred and is continuing, or if we are in default with respect to any obligations under our guarantee agreement which covers payments of the obligations on the trust preferred securities, or if we give notice of any intention to defer payments of interest on the debentures underlying the trust preferred securities, then we may not, among other restrictions, declare or pay any dividends (other than a dividend payable by the Banks to the holding company) with respect to our common stock. In addition, our ability to pay dividends is limited by certain provisions of our revolving line of credit agreement with U.S. Bank. This agreement provides that we may not declare or pay any dividend on the Company’s common stock in any quarter if an Event of Default (as defined in the agreement) has occurred or will occur as a result of such payment. In addition, it prevents us from paying a dividend in the event we no longer own 100% of Pacific Western.

(19)   Regulatory Matters

First Community, as a bank holding company, is subject to regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

(19)   Regulatory Matters (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Company and the Bank have met all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the regulatory agencies categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s or any of the Bank’s categories.

Actual capital amounts and ratios for the Company and the Bank as of December 31, 2006 and 2005 are presented in the following table:

Capital Requirements

	Actual		Adequately Capitalized		Well capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Total Capital (to Risk-Weighted Assets):
Consolidated Company	$602,893	12.18%	$395,989	8.00%	$494,986	10.00%
Pacific Western Bank	601,850	12.17	395,629	8.00	494,536	10.00
Tier I Capital (to Risk-Weighted Assets):
Consolidated Company	541,714	10.94	198,067	4.00	297,101	6.00
Pacific Western Bank	540,671	10.93	197,867	4.00	296,800	6.00
Tier I Capital (to Average Assets):
Consolidated Company	541,714	12.19	177,757	4.00	222,196	5.00
Pacific Western Bank	540,671	12.40	174,410	4.00	218,013	5.00
As of December 31, 2005
Total Capital (to Risk-Weighted Assets):
Consolidated Company	$342,337	11.79%	$232,290	8.00%	$290,362	10.00%
Pacific Western Bank	339,994	11.73	231,880	8.00	289,850	10.00
Tier I Capital (to Risk-Weighted Assets):
Consolidated Company	309,366	10.66	116,085	4.00	174,127	6.00
Pacific Western Bank	307,022	10.59	115,967	4.00	173,950	6.00
Tier I Capital (to Average Assets):
Consolidated Company	309,366	10.55	117,295	4.00	146,619	5.00
Pacific Western Bank	307,022	10.47	117,296	4.00	146,620	5.00

We have issued subordinated debentures to trusts that were established by us or entities we have acquired which, in turn, issued trust preferred securities, which totaled $141.0 million and $118.0 million at December 31, 2006 and 2005. These securities are treated as regulatory capital for purposes of determining the Company’s capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company’s banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, effective March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity, less goodwill net of any related deferred income tax liability. The regulations currently in effect through December 31, 2008 limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for

(19)   Regulatory Matters (Continued)

goodwill. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at December 31, 2006. We expect that our Tier I capital ratios will be at or above the existing well-capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

(20)   Condensed Financial Information of Parent Company

The parent company only condensed balance sheets as of December 31, 2006 and 2005 and the related condensed statements of earnings and condensed statements of cash flows for each of the years in the three-year period ended December 31, 2006 are presented below.

	At December 31,
	2006	2005
	(Dollars in thousands)
Condensed Balance Sheets
Assets:
Cash and due from banks	$3,994	$5,975
Investments in subsidiaries	1,308,285	616,434
Other assets	8,469	6,762
Total assets	$1,320,748	$629,171
Liabilities:
Short-term borrowings	$—	$—
Subordinated debentures	149,219	121,654
Other liabilities	3,201	6,739
Total liabilities	152,420	128,393
Shareholders’ equity	1,168,328	500,778
Total liabilities and shareholders’ equity	$1,320,748	$629,171

	For the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Condensed Statements of Earnings
Interest income	$—	$—	$2
Other income	340	269	182
Dividends from subsidiaries	50,000	23,500	38,500
Total income	50,340	23,769	38,684
Interest expense	11,442	8,617	6,332
Other expense	14,890	13,492	14,740
Total expense	26,332	22,109	21,072
Earnings before income taxes and equity in undistributed earnings of subsidiaries	24,008	1,660	17,612
Income tax benefit	(10,912)	(9,178)	(8,779)
Earnings before equity in undistributed earnings of subsidiaries	34,920	10,838	26,391
Equity in undistributed earnings of subsidiaries	40,936	39,528	9,972
Net earnings before cumulative effect of accounting change	75,856	50,366	36,363
Cumulative effect on prior years (to December 31, 2005) of changing the method of accounting for stock-based compensation forfeitures	142	—	—
Net earnings	$75,998	$50,366	$36,363

(20)   Condensed Financial Information of Parent Company (Continued)

	For the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Condensed Statements of Cash Flows
Net earnings	$75,998	$50,366	$36,363
Change in other assets	5,590	4,830	(2,444)
Change in other liabilities	314	4,412	(815)
Amortization of unearned compensation related to restricted stock	7,369	4,038	7,518
Undistributed earnings of subsidiaries	(41,032)	(39,528)	(9,972)
Cash flows provided by operating activities	48,239	24,118	30,650
Net, increase in investment in subsidiaries	(110,189)	(49,035)	(82,501)
Other investing activities	—	—	4
Cash flows used in investing activities	(110,189)	(49,035)	(82,497)
Proceeds from exercise and vesting of stock awards	6,415	2,036	3,456
Dividends paid	(29,956)	(15,952)	(13,158)
Issuance of subordinated debentures	—	—	61,856
Repayment of subordinated debentures	(20,620)	—	—
Decrease in borrowed funds	—	(5,000)	(2,000)
Proceeds from issuance of common stock	109,456	49,022	—
Repurchase of common stock	(5,326)	—	—
Cash flows provided by financing activities	59,969	30,106	50,154
Net increase (decrease) in cash	(1,981)	5,189	(1,693)
Cash, beginning of the period	5,975	786	2,479
Cash, end of the period	$3,994	$5,975	$786
Supplemental disclosure of noncash investing and financing activities:
Common stock issued for acquisitions	$494,765	$36,627	—

(21)   Related Party Transactions

Castle Creek Financial, LLC, which we refer to as Castle Creek Financial, serves as the exclusive financial advisor for the Company pursuant to an engagement letter dated December 5, 2006, between Castle Creek Financial and the Company. Castle Creek Financial is an affiliate of Castle Creek Capital, LLC, which is controlled by the Company’s chairman. During 2006, 2005, and 2004 the Company paid Castle Creek Financial $6.5 million, $1.2 million, and $955,000 for financial advice relating to our acquisitions. Under our current agreement with Castle Creek Financial our chairman, Mr. Eggemeyer, is entitled to reimbursement of expenses. The amount paid to Mr. Eggemeyer totaled $19,900 for 2006. Under our previous agreement, Castle Creek Financial was entitled to reimbursement of expenses. The expense reimbursements paid to Castle Creek Financial under the previous agreement totaled $32,000 in 2005 and $47,000 in 2004.

(22)   Quarterly Results of Operations (Unaudited)

	For the Quarters Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(Dollars in thousands, except per share data)
Interest income	$62,194	$70,989	$77,522	$90,892
Interest expense	10,242	12,951	15,777	20,670
Net interest income	51,952	58,038	61,745	70,222
Provision for credit losses	100	9,500	—	—
Net interest income after provision for credit losses	51,852	48,538	61,745	70,222
Noninterest income	3,633	4,291	4,647	3,895
Noninterest expense	26,171	28,444	30,127	36,713
Earnings before income taxes and cumulative effect of accounting change	29,314	24,385	36,265	37,404
Income taxes (note 13)	12,053	9,934	14,890	14,635
Net earnings before cumulative effect of accounting change	17,261	14,451	21,375	22,769
Cumulative effect on prior years (to December 31, 2005) of changing the method of accounting for stock-based compensation forfeitures	142	—	—	—
Net earnings	$17,403	$14,451	$21,375	$22,769
Basic earnings per share:
Net earnings before accounting change	$0.89	$0.64	$0.88	$0.82
Accounting change	0.01	—	—	—
Basic earnings per share	$0.90	$0.64	$0.88	$0.82
Diluted earnings per share:
Net earnings before accounting change	$0.88	$0.64	$0.88	$0.82
Accounting change(1)	—	—	—	—
Diluted earnings per share	$0.88	$0.64	$0.88	$0.82
Dividends per common share declared and paid	$0.25	$0.32	$0.32	$0.32
Common stock price range:
High	$61.65	$61.35	$59.52	$58.11
Low	$53.95	$55.02	$51.87	$51.30

(1)          Less than $0.01 per share for the quarter ended March 31, 2006.

(22)   Quarterly Results of Operations (Unaudited) (Continued)

	For the Quarters Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(Dollars in thousands, except per share data)
Interest income	$40,254	$42,645	$46,734	$53,719
Interest expense	4,669	5,433	5,954	6,861
Net interest income	35,585	37,212	40,780	46,858
Provision for credit losses	800	620	—	—
Net interest income after provision for credit losses	34,785	36,592	40,780	46,858
Other income	3,502	3,331	3,514	3,445
Other expenses	20,951	19,892	22,213	24,260
Earnings before income taxes	17,336	20,031	22,081	26,043
Income taxes	7,074	8,213	9,087	10,751
Net earnings	$10,262	$11,818	$12,994	$15,292
Earnings per share:
Basic	$0.65	$0.74	$0.79	$0.86
Diluted	$0.63	$0.72	$0.78	$0.84
Dividends per common share declared and paid	$0.22	$0.25	$0.25	$0.25
Common stock price range:
High	$46.20	$48.95	$51.62	$57.30
Low	$39.00	$41.18	$45.50	$45.07

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

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter ending December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item regarding the Company’s directors and executive officers, including information with respect to beneficial ownership reporting compliance, will appear in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on May 16, 2007. We are incorporating herein by reference the information contained in that section. Information relating to the registrant’s Code of Business Conduct and Ethics that applies to its employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10-K under “Item 1. Business—Available Information.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will appear in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on May 16, 2007. We are incorporating herein by reference the information contained in that section.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on May 16, 2007. We are incorporating herein by reference the information contained in that section. Information relating to securities authorized for issuance under the Company’s equity compensation plans is included in Part II of this Annual Report on Form 10-K under “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item will appear in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held May 16, 2007. We are incorporating herein by reference the information contained in that section.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will appear in the Proxy Statement we will deliver to our shareholders in connection with our Annual Meeting of Shareholders to be held on May 16, 2007. We are incorporating herein by reference the information contained in that section.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1.   Financial Statements

The consolidated financial statements of First Community Bancorp and its subsidiaries and independent auditors’ report are included in Item 8 under Part II of this Form 10-K.

2.      Financial Statement Schedules

All financial statement schedules have been omitted, as they are either inapplicable or included in the Notes to Consolidated Financial Statements.

3.      Exhibits

The following documents are included or incorporated by reference in this Annual Report on Form 10-K:

2.1

Agreement and Plan of Merger, dated as of May 15, 2006, by and between Community Bancorp Inc. and First Community Bancorp (Exhibit 2.1 to Form 8-K filed on May 19, 2006 and incorporated herein by this reference).

3.1	Restated Articles of Incorporation of First Community Bancorp, dated April 26, 2006 (Exhibit 3.1 to Form 10-Q filed on May 5, 2006 and incorporated herein by this reference).
3.2	Restated Bylaws of First Community Bancorp dated November 8, 2006 (Exhibit 3.2 to Form 10-Q filed on November 8, 2006 and incorporated herein by this reference).
4.1

Indenture between State Street Bank and Trust Company of Connecticut, National Association and First Community Bancorp dated as of September 7, 2000 (Exhibit 10.6 of Form 10-Q filed on November 13, 2000 and incorporated herein by this reference).

4.2

Indenture between State Street Bank and Trust Company of Connecticut, National Association and First Community Bancorp dated as of June 26, 2002 (Exhibit 10.2 to Form 10-Q filed on August 14, 2002 and incorporated herein by this reference).

4.3

Indenture between First Community Bancorp, as Issuer, and U.S. Bank, N.A., as Trustee, dated as of August 15, 2003 (Exhibit 4.5 to Form 10-Q filed on November 7, 2003 and incorporated herein by this reference).

4.4

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

4.6

Indenture between Foothill Independent Bancorp and State Street Bank and Trust Company of Connecticut, N.A., as Trustee, dated as of December 19, 2002, as supplemented by the First Supplemental Indenture between First Community Bancorp and U.S. Bank National Association, as Trustee, dated as of May 9, 2006.

4.7

Indenture between Community Bancorp Inc. and The Bank of New York, as Trustee, dated as of March 23, 2000, as supplemented by the First Supplemental Indenture between First Community Bancorp and the Bank of New York, as Trustee, dated as of October 26, 2006.

4.8

Indenture between Community Bancorp Inc. and U.S. Bank National Association, as Trustee, dated as of September 17, 2003, as supplemented by the First Supplemental Indenture between First Community Bancorp and U.S. Bank National Association, as Trustee, dated as of October 26, 2006.

4.9

Indenture, between Community Bancorp Inc. and Wilmington Trust Company, as Trustee, dated as of August 15, 2005, as supplemented by the First Supplemental Indenture between First Community Bancorp and Wilmington Trust Company, as Trustee, dated as of October 26, 2006.

10.1*	First Community Bancorp 2003 Stock Incentive Plan, as amended and restated, effective April 19, 2006 (Exhibit 10.1 to Form 8-K filed on April 25, 2006 and incorporated herein by this reference).
10.2*	Amended and Restated Directors’ Deferred Compensation Plan, dated as of August 29, 2003 (Exhibit 10.2 to Form 10-K filed on March 12, 2004 and incorporated herein by this reference).
10.3	Amended and Restated Directors Deferred Compensation Plan Trust, dated as of December 8, 2003 (Exhibit 10.3 to Form 10-K filed on March 12, 2004 and incorporated herein by this reference).
10.4

Amended and Restated Revolving Credit Agreement, dated as of August 3, 2006, by and between U.S. Bank, N.A. and First Community Bancorp (Exhibit 10.1 to Form 10-Q filed on August 9, 2006 and incorporated herein by this reference).

10.5

Amendment No. 1 to Amended and Restated Revolving Credit Agreement, dated November 21, 2006, by and between U.S. Bank, N.A. and First Community Bancorp (Exhibit 10.1 to Form 8-K filed on November 28, 2006 and incorporated herein by this reference).

10.6	Pledge Agreement, dated as of August 3, 2006, between U.S. Bank, N.A. and First Community Bancorp (Exhibit 10.2 to Form 10-Q filed on August 9, 2006 and incorporated herein by this reference).
10.7

Amendment No. 1 to Pledge Agreement, dated November 21, 2006, between U.S. Bank, N.A. and First Community Bancorp (Exhibit 10.2 to Form 8-K filed on November 28, 2006 and incorporated herein by this reference).

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

10.14

Amended and Restated Trust Agreement of First Community/CA Statutory Trust VI among First Community Bancorp as Depositor, The Bank of New York as Property Trustee, The Bank of New York (Delaware) as the Delaware Trustee, and the Administrative Trustees named therein, dated as of September 3, 2003 (Exhibit 10.7 to Form 10-Q filed on November 7, 2003 and incorporated herein by this reference).

10.15

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

10.17

Guarantee Agreement between First Community Bancorp and JPMorgan Chase Bank, dated as of February 5, 2004 (Exhibit 10.20 to Form 10-K filed on March 12, 2004 and incorporated herein by this reference).

10.18	Amended and Restated Declaration of Trust of Foothill Independent Statutory Trust I, dated as of December 19, 2002.
10.19	Guarantee Agreement By and Between Foothill Independent Bancorp and State Street Bank and Trust Company of Connecticut, N.A., dated as of December 19, 2002.
10.20	Amended and Restated declaration of Trust of Community (CA) Capital Trust I, dated as of March 23, 2000.
10.21	Guarantee Agreement By and Between Community Bancorp Inc. and the Bank of New York, dated as of March 23, 2000.
10.22	Amended and Restated Declaration of Trust of Community (CA) Capital Statutory Trust II, dated as of September 17, 2003.
10.23	Guarantee Agreement By and Between Community Bancorp Inc. and U.S. Bank National Association, dated as of September 17, 2003.
10.24	Amended and Restated Declaration of Trust of Community (CA) Capital Statutory Trust III, dated as of August 15, 2005.
10.25	Guarantee Agreement By and Between Community Bancorp Inc. and Wilmington Trust Company, dated as of August 15, 2005.
10.26

Services Agreement, dated as of December 5, 2006, between First Community Bancorp and Castle Creek Financial LLC (Exhibit 10.1 to Form 8-K filed on December 6, 2006 and incorporated herein by this reference).

10.27*

Change in Control Severance Agreement, dated July 25, 2006, applicable to the executive officers of First Community Bancorp and certain senior officers of the First Community Bancorp and its subsidiaries (Exhibit 10.22 to Form 10-Q filed on August 9, 2006 and incorporated herein by this reference).

10.28*	Executive Incentive Plan, dated February 8, 2006 (Exhibit 10.23 to Form 10-K filed on March 13, 2006 and incorporated herein by this reference).

10.29*

Indemnification Agreement, as amended, applicable to the directors and executive officers of First Community Bancorp (Exhibit 10.24 to Form 10-K filed on March 12, 2004 and incorporated herein by this reference).

10.30*

Form of Stock Award Agreement and Grant Notice pursuant to the Company’s 2003 Stock Incentive Plan, as amended (Exhibit 10.28 to Form 10-K filed on March 14, 2005 and incorporated herein by this reference).

10.31

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

FIRST COMMUNITY BANCORP
Dated: February 27, 2007	By:	/s/ MATTHEW P. WAGNER
Matthew P. Wagner
(Chief Executive Officer)

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

Signature		Date
/s/ JOHN M. EGGEMEYER	Chairman of the Board of Directors	February 27, 2007
John M. Eggemeyer
/s/ MATTHEW P. WAGNER	Chief Executive Officer and Director	February 27, 2007
Matthew P. Wagner	(Principal Executive Officer)
/s/ VICTOR R. SANTORO	Executive Vice President and Chief	February 27, 2007
Victor R. Santoro	Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ MARK N. BAKER	Director	February 27, 2007
Mark N. Baker
/s/ GARY W. DEEMS	Director	February 27, 2007
Gary W. Deems
/s/ STEPHEN M. DUNN	Director	February 27, 2007
Stephen M. Dunn
/s/ BARRY C. FITZPATRICK	Director	February 27, 2007
Barry C. Fitzpatrick
/s/ GEORGE E. LANGLEY	Director	February 27, 2007
George E. Langley

/s/ SUSAN E. LESTER	Director	February 27, 2007
Susan E. Lester
/s/ TIMOTHY B. MATZ	Director	February 27, 2007
Timothy B. Matz
/s/ ARNOLD W. MESSER	Director	February 27, 2007
Arnold W. Messer
/s/ DANIEL B. PLATT	Director	February 27, 2007
Daniel B. Platt
/s/ ROBERT A. STINE	Director	February 27, 2007
Robert A. Stine
/s/ DAVID S. WILLIAMS	Director	February 27, 2007
David S. Williams