Form 10-Q
period 2007-03-31
FIRST COMMUNITY BANCORP /CA/
filed 2007-05-04
CIK 1102112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐                                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 00-30747

FIRST COMMUNITY BANCORP

(Exact name of registrant as specified in its charter)

CALIFORNIA	33-0885320
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)
401 West “A’’ Street
San Diego, California	92101
(Address of principal executive offices)	(Zip Code)

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

As of May 1, 2007 there were 28,846,895 shares of the registrant’s common stock outstanding, excluding 878,813 shares of unvested restricted stock.

PART I—FINANCIAL INFORMATION

ITEM 1.                Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(Dollars in thousands, except share data)
Assets:
Cash and due from banks	$129,001	$128,910
Federal funds sold	222,000	22,000
Total cash and cash equivalents	351,001	150,910
Interest-bearing deposits in financial institutions	504	501
Investments:
Federal Reserve Bank and Federal Home Loan Bank stock, at cost	28,288	28,747
Securities available-for-sale (amortized cost of $82,880 at March 31, 2007 and $91,675 at December 31, 2006)	82,875	91,381
Total investments	111,163	120,128
Loans, net of fees	3,812,450	4,189,543
Less: allowance for loan losses	(50,352)	(52,908)
Net loans	3,762,098	4,136,635
Loans, held for sale	141,594	173,319
Premises and equipment, net	37,125	37,102
Accrued interest	20,355	21,388
Goodwill	739,073	738,083
Core deposit and customer relationship intangibles	48,595	50,427
Cash surrender value of life insurance	68,293	67,512
Other assets	52,959	57,318
Total assets	$5,332,760	$5,553,323
Liabilities and Shareholders’ Equity:
Deposits:
Noninterest-bearing	$1,524,895	$1,571,361
Interest-bearing	2,154,127	2,114,372
Total deposits	3,679,022	3,685,733
Accrued interest payable and other liabilities	57,378	51,043
Borrowings	265,000	499,000
Subordinated debentures	149,103	149,219
Total liabilities	4,150,503	4,384,995
Shareholders’ equity:
Preferred stock, no par value; Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, no par value; Authorized 50,000,000 shares; issued and outstanding 29,731,132 and 29,635,957 at March 31, 2007 and December 31, 2006 (includes 898,147 and 750,014 shares of unvested restricted stock, respectively)	1,014,776	1,020,132
Retained earnings	167,483	148,367
Accumulated other comprehensive loss—unrealized losses on securities available-for-sale, net	(2)	(171)
Total shareholders’ equity	1,182,257	1,168,328
Total liabilities and shareholders’ equity	$5,332,760	$5,553,323

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Quarter Ended March 31,
	2007	2006
	(In thousands, except per share data)
Interest income:
Interest and fees on loans	$90,949	$59,949
Interest on federal funds sold	214	64
Interest on deposits in financial institutions	6	15
Interest on investment securities	1,376	2,166
Total interest income	92,545	62,194
Interest expense:
Deposits	13,425	5,629
Borrowings	6,752	2,163
Subordinated debentures	2,933	2,450
Total interest expense	23,110	10,242
Net interest income	69,435	51,952
Provision for credit losses	—	100
Net interest income after provision for credit losses	69,435	51,852
Noninterest income:
Service charges and fees on deposit accounts	2,817	1,559
Other commissions and fees	1,323	1,482
Gain on sale of loans, net	7,525	—
Increase in cash surrender value of life insurance	616	421
Other income	2,070	171
Total noninterest income	14,351	3,633
Noninterest expense:
Compensation	18,922	15,230
Occupancy	4,761	3,145
Furniture and equipment	1,293	761
Data processing	1,558	1,335
Other professional services	1,437	1,120
Business development	707	347
Communications	832	626
Insurance and assessments	413	472
Intangible asset amortization	2,174	1,149
Reorganization charges	258	—
Other	3,038	1,986
Total noninterest expense	35,393	26,171
Earnings before income taxes and effect of accounting change	48,393	29,314
Income taxes	19,847	12,053
Net earnings before cumulative effect of accounting change	$28,546	$17,261
Cumulative effect on prior years (to December 31, 2005) of changing the method of accounting for stock-based compensation forfeitures	—	142
Net earnings	$28,546	$17,403
Outstanding shares:
Number of shares (weighted average):
Basic	28,867.2	19,377.8
Diluted	28,995.1	19,673.7
Basic earnings per share:
Net earnings before accounting change	$0.99	$0.89
Accounting change	—	0.01
Basic earnings per share	$0.99	$0.90
Diluted earnings per share:
Net earnings before accounting change	$0.98	$0.88
Accounting change(1)	—	—
Diluted earnings per share	$0.98	$0.88
Dividends declared per share	$0.32	$0.25

(1)                Less than $0.01 per diluted share for the quarter ended March 31, 2006.

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Quarter Ended March 31,
	2007	2006
	(Dollars in thousands)
Net earnings	$28,546	$17,403
Other comprehensive income, net of related income taxes:
Unrealized holding gains (losses) on securities arising during the period	169	(265)
Comprehensive income	$28,715	$17,138

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended March 31,
	2007	2006
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$28,546	$17,403
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,507	2,289
Provision for credit losses	—	100
Gain on sale of loans	(7,525)	—
Proceeds from sale of loans held for sale	25,563	—
Originations of and principal advanced on loans held for sale	(10,806)	—
Gain on sale of premises and equipment	(13)	(2)
Restricted stock amortization	2,133	1,382
Excess tax benefit from stock option exercises and restricted stock vesting	(1,427)	(4,044)
Decrease in accrued and deferred income taxes, net	16,979	6,435
(Increase) decrease in other assets	(824)	5,199
Decrease accrued interest payable and other liabilities	(4,713)	(11,546)
Dividends on FHLB stock	(404)	(170)
Net cash provided by operating activities	51,016	17,046
Cash flows from investing activities:
Net cash and cash equivalents paid in acquisitions	—	(85,526)
Net decrease in loans	43,315	5,507
Proceeds from sale of loans	355,239	—
Net (increase) decrease in deposits in financial institutions	(3)	146
Maturities and repayments of investment securities	8,888	10,713
Net redemptions (purchases) of FRB and FHLB stock	879	(1,769)
Purchases of premises and equipment, net	(1,710)	(1,228)
Proceeds from sale of other real estate owned	—	37
Proceeds from sale of premises and equipment	97	2
Net cash (used in) provided by investing activities	406,705	(72,118)
Cash flows from financing activities:
Net decrease in noninterest-bearing deposits	(46,466)	(74,845)
Net increase (decrease) in interest-bearing deposits	39,755	(47,633)
Proceeds from issuance of common stock	—	109,456
Purchases of common stock	(9,521)	—
Net proceeds from exercise of stock options and vesting of restricted stock	605	6,417
Tax benefit of stock option exercises and restricted and performance stock vesting	1,427	4,044
Net (decrease) increase in borrowings	(234,000)	75,000
Cash dividends paid	(9,430)	(4,970)
Net cash (used in) provided by financing activities	(257,630)	67,469
Net increase in cash and cash equivalents	200,091	12,397
Cash and cash equivalents at beginning of period	150,910	105,262
Cash and cash equivalents at end of period	$351,001	$117,659
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$23,251	$9,243
Cash paid during period for income taxes	3,000	5,688
Transfer of loans to other real estate owned	98	—
Transfer from loans held for sale to loans	21,885	—
Transfer from loans to loans held for sale	353,009	—

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
	(Dollars in thousands, except share data)
Balance at December 31, 2006	29,635,957	$1,020,132	$148,367	$(171)	$1,168,328
Net earnings	—	—	28,546	—	28,546
Exercise of stock options	75,756	1,205	—	—	1,205
Shares purchased and retired	(177,600)	(9,521)	—	—	(9,521)
Tax benefits from exercise of options and vesting of restricted stock	—	1,427	—	—	1,427
Restricted stock awarded and earned stock compensation, net of shares forfeited	208,300	2,133	—	—	2,133
Restricted stock surrendered	(11,281)	(600)	—	—	(600)
Cash dividends paid ($0.32 per share)	—	—	(9,430)	—	(9,430)
Other comprehensive income—net unrealized loss on securities available-for-sale, net of tax effect of $122 thousand	—	—	—	169	169
Balance at March 31, 2007	29,731,132	$1,014,776	$167,483	$(2)	$1,182,257

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE 1—BASIS OF PRESENTATION

We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our banking subsidiary. As of March 31, 2007, our sole banking subsidiary was Pacific Western Bank, which we refer to as Pacific Western or the Bank. When we say “we”, “our” or the “Company”, we mean the Company on a consolidated basis with the Bank. When we refer to “First Community” or to the holding company, we are referring to the parent company on a stand-alone basis.

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

NOTE 2—ACQUISITIONS

During 2006 we completed the following three acquisitions using the purchase method of accounting, and accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective dates of acquisition:

Acquisition	Cedars Bank	Foothill Independent Bancorp	Community Bancorp
Date Acquired	January 2006	May 2006	October 2006
	(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$34,474	$60,844	$24,521
Interest-bearing deposits in other banks	1,796	99	1,019
Investment securities	3,355	50,406	11,498
Loans	355,167	535,975	598,739
Loans held for sale	—	—	127,449
Premises and equipment	1,234	6,838	7,371
Goodwill	71,182	165,899	206,176
Core deposit and customer relationship intangible assets	2,992	17,311	9,514
Other assets	19,075	54,618	21,369
	489,275	891,990	1,007,656
Liabilities assumed:
Non-interest bearing deposits	(92,216)	(265,369)	(167,939)
Interest bearing deposits	(269,189)	(369,216)	(489,931)
Accrued interest payable and other liabilities	(7,870)	(16,697)	(14,167)
Borrowings	—	—	(33,195)
Subordinated debt	—	(8,481)	(39,829)
Total liabilities assumed	(369,275)	(659,763)	(745,061)
Total consideration paid by First Community	$120,000	$232,227	$262,595
Deal value:
Cash paid for common stock and stock options by First Community	$120,000	$30	$27
Fair value of common stock issued	—	232,197	262,568
Total consideration paid by First Community	120,000	232,227	262,595
Cash paid for stock options by acquiree	—	10,232	6,089
Total deal value	$120,000	$242,459	$268,684

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

Foothill Independent Bancorp

On May 9, 2006, we acquired Foothill Independent Bancorp, or Foothill, based in Glendora, California. We issued approximately 3,947,000 shares of our common stock to the Foothill shareholders and caused Foothill to pay $10.2 million in cash for all outstanding options to purchase Foothill common

NOTE 2—ACQUISITIONS (Continued)

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

For each acquisition, we developed an integration plan for the Company that addressed, among other things, requirements for staffing, systems platforms, branch locations and other facilities. The established plans are evaluated regularly during the integration process and modified as required. Merger and integration expenses are summarized in the following primary categories: (i) severance and employee-related charges; (ii) system conversion and integration costs, including contract termination charges; (iii) asset write-downs, lease termination costs for abandoned space and other facilities-related costs; and (iv) other charges. Other charges include investment banking fees, legal fees, other professional fees relating to due diligence activities and shareholder expenses associated with preparation of securities filings, as appropriate. These costs were included in the allocation of the purchase price at the acquisition date based on our formal integration plans.

The following table presents the activity in the merger-related liability account for the quarter ended March 31, 2007:

	Severance and Employee- related	System Conversion and Integration	Asset Write- downs, Lease Terminations and Other Facilities- related	Other	Total
	(Dollars in thousands)
Balance at December 31, 2006	$111	$135	$2,518	$1,285	$4,049
Cash outlays	(14)	(135)	(315)	(178)	(642)
Balance at March 31, 2007	$97	$—	$2,203	$1,107	$3,407

Unaudited Pro Forma Information for Purchase Acquisitions

The following table presents our unaudited pro forma results of operations for the quarter ended March 31, 2006 as if the Cedars, Foothill, and Community Bancorp acquisitions described above had been completed at the beginning of 2006. The unaudited pro forma results of operations include: (1) the historical accounts of the Company, Cedars, Foothill, and Community Bancorp; and (2) pro forma adjustments, as may be required, including the amortization of intangibles with definite lives and the

NOTE 2—ACQUISITIONS (Continued)

amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of our future operating results or operating results that would have occurred had these acquisitions been completed at the beginning of 2006. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

Quarter Ended March 31,
2006
(Dollars in thousands, except for per share data)
Revenues (net interest income plus noninterest income)	$81,008
Net earnings	$22,709
Net income per share:
Basic	$0.80
Diluted	$0.78

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

The goodwill recorded has been assigned to our one reporting segment, banking, and none of the goodwill is deductible for income tax purposes. The following table presents the changes in goodwill for the quarter ended March 31, 2007:

Quarter Ended
March 31, 2007
(Dollars in thousands)
Balance as of January 1, 2007	$738,083
Adjustments related to 2006 acquisitions	990
Balance as of March 31, 2007	$739,073

Intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment annually. The amortization expense represents the estimated decline in the value of the underlying deposits or loan customers acquired. The estimated aggregate amortization expense related to the intangible assets is expected to be $8.8 million for 2007. It is also estimated to range from $4.9 million to $7.7 million for each of the next five years and is expected to total $31.6 million over this time horizon. During the first quarter of 2007, we recorded a $342,000 customer relationship intangible with an estimated life of 18 months related to a $27.2 million asset-based loan portfolio purchased.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The following table presents the changes in the gross amounts of core deposit and customer relationship intangibles and the related accumulated amortization for the quarters ended March 31, 2007 and 2006:

	Quarter Ended March 31,
	2007	2006
	(Dollars in thousands)
Gross amount:
Balance as of January 1,	$67,773	$37,956
Additions	342	2,992
Balance as of March 31,	68,115	40,948
Accumulated amortization:
Balance as of January 1,	(17,346)	(10,658)
Amortization	(2,174)	(1,149)
Balance as of March 31,	(19,520)	(11,807)
Net balance as of March 31,	$48,595	$29,141

NOTE 4—INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale as of March 31, 2007 are as follows:

	March 31, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
U.S. Treasury securities	$994	$—	$3	$991
Government-sponsored entity securities	46,745	105	81	46,769
Municipal securities	8,424	74	27	8,471
Mortgage-backed and other securities	26,717	152	225	26,644
Total	$82,880	$331	$336	$82,875

The contractual maturity distribution based on amortized cost and fair value as of March 31, 2007, is shown below. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity distribution as of March 31, 2007
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$42,138	$42,062
Due after one year through five years	12,721	12,832
Due after five years through ten years	7,647	7,746
Due after ten years	20,374	20,235
Total	$82,880	$82,875

NOTE 4—INVESTMENT SECURITIES (Continued)

The following table presents the fair value and unrealized losses on securities that were temporarily impaired as of March 31, 2007:

	Impairment Period
	12 months or longer
Descriptions of securities	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Treasury securities	$991	$3
Government-sponsored entity securities	24,752	81
Municipal securities	1,444	27
Mortgage-backed and other securities	9,149	225
Total temporarily impaired securities	$36,336	$336

All individual securities that have been in a continuous unrealized loss position for 12 months or longer at March 31, 2007 were securities that have been issued by U.S. agencies, municipalities and government-sponsored entities and have a AAA credit rating as determined by various rating agencies. These securities have fluctuated in value since their purchase dates because of changes in market interest rates. We concluded that the continuous unrealized loss position for the past 12 months on our securities is a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay and are, therefore, temporarily impaired. In addition, we have the ability to hold these securities until their fair value recovers to their cost. Accordingly, we have not recognized the temporary impairment in our consolidated statement of earnings.

NOTE 5—NET EARNINGS PER SHARE

The following is a summary of the calculation of basic and diluted net earnings per share for the quarters ended March 31, 2007 and 2006:

	Quarter Ended March 31,
	2007	2006
	(In thousands, except per share data)
Net earnings before cumulative effect of accounting change	$28,546	$17,261
Accounting change	—	142
Net earnings	$28,546	$17,403
Weighted average shares outstanding used for basic net earnings per share	28,867.2	19,377.8
Effect of restricted stock and dilutive stock options	127.9	295.9
Diluted weighted average shares outstanding	28,995.1	19,673.7
Basic earnings per share:
Net earnings before accounting change	$0.99	$0.89
Accounting change	—	0.01
Basic earnings per share	$0.99	$0.90
Diluted earnings per share:
Net earnings before accounting change	$0.98	$0.88
Accounting change(1)	—	—
Diluted earnings per share	$0.98	$0.88

(1)          Less than $0.01 per diluted share for the quarter ended March 31, 2006.

NOTE 5—NET EARNINGS PER SHARE (Continued)

In calculating the common stock equivalents for purposes of diluted earnings per share, we selected the transition method provided by FASB Staff Position FAS123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. Diluted earnings per share does not include all potentially dilutive shares that may result from outstanding stock options and restricted stock awards that may eventually vest. The number of common shares underlying stock options and shares of restricted stock which were outstanding but not included in the calculation of diluted net earnings per share were 829,851 and 607,363 for the quarters ended March 31, 2007 and 2006.

NOTE 6—STOCK COMPENSATION

Accounting Change

We adopted SFAS No. 123 (revised 2004), Share Based Payment (“SFAS 123R”) on January 1, 2006. SFAS 123R applies to all stock-based compensation transactions in which an entity acquires employee or director services by either issuing stock or other equity instruments, such as stock options, restricted and performance stock, and/or stock appreciation rights, or incurring liabilities that are based on an entity’s stock price, and requires entities that engage in these transactions to recognize compensation expense based on the fair value of the stock or other equity instrument either issued, modified, or settled. We adopted SFAS 123R using the modified prospective approach. Under this approach, compensation expense is recognized for (1) new share-based payment awards (e.g., stock options and restricted stock), (2) awards that are modified, repurchased, or cancelled after December 31, 2005, and (3) the remaining portion of the requisite service under previously granted unvested stock awards as of December 31, 2005.

As permitted under formerly effective accounting rules, we did not consider estimated forfeitures of stock awards during the amortization period and recognized the effect of forfeitures as they occurred. As required by SFAS 123R we recognized the cumulative effect of estimated forfeitures for unvested restricted stock awards as of December 31, 2005, by increasing our first quarter 2006 earning by $242,000. The after tax effect of this adjustment was to increase net earnings by $142,000, or less than $0.01 per diluted share. SFAS 123R also requires us to use estimated forfeitures in recognizing stock compensation expense beginning January 1, 2006, and to true-up such expense when forfeitures occur. Amortization expense for all restricted stock awards is estimated to be $8.6 million for 2007 and includes an estimate for forfeitures. As of March 31, 2007, unrecognized stock-based compensation expense was $22.1 million. When we made restricted stock awards prior to January 1, 2006, we established an unearned equity compensation contra account within our shareholders’ equity equal to the market value of our common stock underlying the award on the award date. SFAS 123R required us to eliminate the unearned equity compensation account on January 1, 2006, by reclassifying it to common stock. Such reclassification had no effect on the amount of the Company’s shareholders’ equity.

Time-based and Performance-based Restricted Stock.

At March 31, 2007, there were outstanding 378,147 shares of unvested time-based restricted common stock and 520,000 shares of unvested performance-based restricted common stock. The awarded shares of time-based restricted common stock vest over a service period of three to four years from the date of grant. The awarded shares of performance-based restricted common stock vest in full on the date the Compensation, Nominating and Governance (“CNG”) Committee of the Board of Directors, as Administrator of the Company’s 2003 Stock Incentive Plan (the “Plan”), determines that the Company achieved certain financial goals established by the CNG Committee and set forth in the grant documents. During the first quarter of 2007, the CNG Committee determined that certain financial goals were met and vested 57,500 shares of the performance-based restricted common stock awarded in 2003. The 315,000 shares of unvested performance-based restricted stock awarded in 2006 expire in 2013 and are currently

NOTE 6—STOCK COMPENSATION (Continued)

expected to vest in the first quarter of 2013. The 205,000 shares of unvested performance-based restricted stock awarded in 2007 expire in 2017 and are currently expected to vest in the first quarter of 2017. All restricted common stock vests immediately upon a change in control of the Company as defined in the Plan. Performance-based restricted stock is forfeited if financial goals are not met during their term. Restricted stock amortization totaled $2.1 million for the first quarter of 2007 compared to $1.6 million for first quarter of 2006.

The Company’s 2003 Stock Incentive Plan permits stock based compensation awards to officers, directors, key employees and consultants. The Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 3,500,000 shares of authorized but unissued Company common stock, subject to adjustments provided by the Plan. As of April 20, 2007, there were 707,896 shares available for grant under the Plan.

NOTE 7—BORROWINGS AND SUBORDINATED DEBENTURES

Borrowings.

At March 31, 2007, we had outstanding $265.0 million of term advances from the Federal Home Loan Bank of San Francisco (the “FHLB”). The weighted average cost of these term advances was 4.88%. Of the $265.0 million outstanding, $20.0 million is scheduled to mature in May 2007 and $45.0 million will mature in December 2008.  The remaining $200 million is composed of two $100 million fixed-rate two year term advances, each with an option to be called by the FHLB on the first year anniversary dates of November and December 2007. If market interest rates are higher than the advances’ stated rates at that time, the advances will be called by the FHLB and the Bank will be required to repay the FHLB.  If market interest rates are lower at their one year anniversary date, then the advances will not be called by the FHLB.  If the advances are not called by the FHLB they will mature in November and December 2008. We may repay the advances with a prepayment penalty at any time. If the advances are called by the FHLB, there is no prepayment penalty. Our aggregate remaining secured borrowing capacity from the FHLB was $740.1 million. Additionally, the Bank maintains unsecured lines of credit of $95.0 million with correspondent banks for the purchase of overnight funds. These lines are subject to availability of funds.

The Company has a revolving credit line with U.S. Bank, N.A. for $70.0 million. The line matures on August 2, 2007 and is secured by a pledge of all of the outstanding capital stock of Pacific Western. The credit agreement requires the Company to maintain certain financial and capital ratios, among other covenants and conditions. Such covenants include minimum net worth ratios, maximum debt ratios, a minimum return on average assets, minimum and maximum credit quality ratios, and dividend payment limitations. As of March 31, 2007, we, and where applicable, Pacific Western, were in compliance with all covenants covering the agreement. We pay a quarterly fee of 25 basis points on the unused amounts. There were no amounts outstanding at March 31, 2007.

Subordinated Debentures.

The Company had an aggregate of $149.1 million subordinated debentures outstanding at March 31, 2007. The subordinated debentures were issued in nine separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us or entities we have acquired, which in turn issued trust preferred securities, which total $141.0 million at March 31, 2007. These trust preferred securities are presently considered Tier 1 capital for regulatory purposes. With the exception of Trust I and Trust CI, the subordinated debentures are callable at par, only by the issuer, five years from the date of issuance, subject to certain exceptions. We are permitted to call the debentures in the first five years if the prepayment election relates to one of the following three events: (i) a change in the tax treatment of the debentures stemming from a change in the IRS laws; (ii) a change in the regulatory treatment of the underlying trust preferred securities as Tier 1 capital; and (iii) a requirement to register the underlying trust as a registered investment company. However, redemption in

NOTE 7—BORROWINGS AND SUBORDINATED DEBENTURES (Continued)

the first five years is subject to a prepayment penalty. Trust I and Trust CI may not be called for 10 years from the date of issuance unless one of the three events described above has occurred and then a prepayment penalty applies. In addition, there is a prepayment penalty if either of these debentures is called 10 to 20 years from the date of their issuance and they may be called at par after 20 years. The proceeds of the subordinated debentures were used primarily to fund several of our acquisitions and to augment regulatory capital. The following table summarizes the terms of each issuance of the subordinated debentures outstanding March 31, 2007:

Series	Date issued	Amount	Maturity	Earliest Call Date by Company without Penalty(1)	Fixed or Variable Rate		Rate Index	Current Rate(2)	Next Reset Date
	(Dollars in thousands)
Trust CI(4)	3/23/2000	$10,310	3/8/2030	3/8/2020	Fixed		N/A	11.00%	N/A
Trust I	9/7/2000	8,248	9/7/2030	9/7/2020	Fixed		N/A	10.60%	N/A
Trust IV	6/26/2002	10,310	6/26/2032	6/26/2007	Variable		3-month LIBOR + 3.55	8.90%	6/22/2007
Trust F(3)	12/19/2002	8,248	12/26/2032	12/19/2007	Variable		3-month LIBOR + 3.25	8.60%	6/22/2007
Trust V	8/15/2003	10,310	9/17/2033	9/17/2008	Variable		3-month LIBOR + 3.10	8.45%	6/13/2007
Trust VI	9/3/2003	10,310	9/15/2033	9/15/2008	Variable		3-month LIBOR + 3.05	8.40%	6/13/2007
Trust CII(4)	9/17/2003	5,155	9/17/2033	9/17/2009	Variable		3-month LIBOR + 2.95	8.30%	6/13/2007
Trust VII	2/5/2004	61,856	4/23/2034	4/23/2009	Variable		3-month LIBOR + 2.75	8.11%	7/26/2007
Trust CIII(4)	8/15/2005	20,619	9/15/2035	9/15/2010	Fixed	(5)	N/A	5.85%	9/15/2010
Unamortized premium(6)		3,737
Total		$149,103

(1)                As described above, certain issuances may be called earlier without penalty upon the occurrence of certain events.

(2)                As of April 26, 2007; excludes debt issuance costs.

(3)                Acquired in the Foothill acquisition.

(4)                Acquired in the Community Bancorp acquisition.

(5)                Interest rate is fixed until 9/15/2010 and then is variable at a rate of 3-month LIBOR + 1.69%.

(6)                This amount represents the fair value adjustment to the four trusts that we acquired during 2006.

As previously mentioned, the subordinated debentures were issued to trusts established by us, or entities we acquired, which in turn issued $141 million of trust preferred securities. These securities are currently included in our Tier I capital for purposes of determining the Company’s Tier I and total risk-based capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company’s banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, beginning March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity less certain intangibles, including goodwill, core deposit intangibles and customer relationship intangibles, net of any related deferred income tax liability. The regulations currently in effect through December 31, 2008, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for permitted intangibles. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at March 31, 2007. We expect that our Tier I capital ratios will be at or above the existing well-capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

NOTE 8—COMMITMENTS AND CONTINGENCES

Lending Commitments.

Pacific Western is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. Such financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of such instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

Commitments to extend credit amounting to $1.2 billion were outstanding as of both March 31, 2007 and December 31, 2006. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit and financial guarantees amounting to $75.4 million and $67.9 million were outstanding as of March 31, 2007 and December 31, 2006. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees expire within one year from the date of issuance. The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate that any material loss will result from the outstanding commitments to extend credit, standby letters of credit or financial guarantees.

The Company has investments in several small business investment companies and in low income housing project partnerships which provide the Company income tax credits. As of March 31, 2007 the Company had commitments to contribute capital to these entities totaling $1.0 million.

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

On April 18, 2005, the plaintiffs filed the second amended class action complaint. The second amended complaint alleged that the former officer of First Charter improperly induced several First Charter customers to invest in 900 Capital or affiliates of 900 Capital and further alleges that Four Star, 900 Capital and some of their affiliated entities perpetuated their fraud upon investors through various accounts at First Charter, First Community and Pacific Western with those banks’ purported knowing participation in and/or willful ignorance of the scheme. The key allegations in the second amended complaint dated back to the mid-1990s and the second amended complaint alleged several counts for relief including aiding and abetting, conspiracy, fraud, breach of fiduciary duty, relief pursuant to the California Business and Professions Code, negligence and relief under the California Securities Act stemming from an alleged fraudulent scheme and sale of securities issued by 900 Capital and Four Star. In disclosures provided to the parties, plaintiffs have asserted that the named plaintiffs have suffered losses well in excess of $3.85 million, and plaintiffs have asserted that “losses to the class total many tens of millions of dollars.” On June 15, 2005, we filed a demurrer to the second amended complaint, and on

NOTE 8—COMMITMENTS AND CONTINGENCES (Continued)

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

In November 2005, along with certain other defendants, we reached an agreement in principle with respect to the Gilbert Litigation. That agreement is reflected in a written Stipulation of Settlement dated February 9, 2007, which has been executed by all the parties to that settlement. The settlement is subject to approval by the Los Angeles Superior Court and a certain level of participation in the settlement by class members. Assuming all conditions to final consummation of the settlement are met, the Company’s contribution to the settlement will be $775,000, which was accrued in 2005.

While we believe that this settlement, if finalized, will end our exposure to the underlying claims by participating class members, we cannot be certain that all conditions to the settlement will be satisfied or that we will not be subject to further claims by parties related to the same claims who did not participate in the settlement.

In connection with the Gilbert Litigation settlement, we also reached a settlement with Progressive Casualty Insurance Co. in the Progressive Litigation. The settlement with Progressive, which includes an additional contribution by Progressive under the Company’s policy toward the settlement of the Gilbert Litigation and a dismissal by Progressive of any claims against First Community for reimbursement, is contingent upon the consummation of the Gilbert Litigation settlement.

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

NOTE 9—INCOME TAXES

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on

NOTE 9—INCOME TAXES (Continued)

derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have determined that there are no significant uncertain tax positions requiring recognition in our financial statements.

Our evaluation was performed for those tax years which remain open to audit.  Open tax years subject to examination are 2003 through 2006 for federal purposes and 2002 through 2006 for state purposes. The IRS is currently examining Foothill’s income tax returns for tax years 2003 and 2004.

We may from time to time be assessed interest or penalties by taxing authorities, although any such assessments historically have been minimal and immaterial to our financial results. In the event we are assessed for interest and/or penalties, such amount will be classified in the financial statements as income tax expense.

NOTE 10—RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. The market participant’s assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This statement is effective for us on January 1, 2008. We are presently reviewing the standard to determine what effect, if any, it will have on our financial condition and results of operations.

The FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, in February 2007. This Statement permits companies to choose to measure many financial instruments and certain other items at fair value. Once a company chooses to report an item at fair value, changes in fair value would be reported in earnings at each reporting date. SFAS No. 159 is effective for us on January 1, 2008. We are presently evaluating this Statement and have not yet decided whether we will or will not elect the fair value option for eligible items at the date of adoption.

NOTE 9—DIVIDEND APPROVAL

On May 2, 2007, our Board of Directors declared a quarterly cash dividend of $0.32 per common share payable on May 31, 2007 to shareholders of record at the close of business on May 16, 2007.

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

Overview

We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for our subsidiary bank, Pacific Western Bank, which we refer to as Pacific Western or the Bank.

Pacific Western is a full-service community bank offering a broad range of banking products and services including: accepting time and demand deposits; originating commercial loans, including asset-based lending and factoring, real estate and construction loans, Small Business Administration guaranteed loans, or SBA loans, consumer loans, mortgage loans and international loans for trade finance; providing tax free real estate exchange accommodation services; and providing other business-oriented products. At March 31, 2007, our gross loans totaled $4.0 billion of which 20% consisted of commercial loans, 77% consisted of commercial real estate loans, including construction loans, and 1 % consisted of consumer and other loans. These percentages also include some foreign loans, primarily to individuals or entities with business in Mexico, representing approximately 2% of total loans. Our portfolio’s value and credit quality is affected in large part by real estate trends in Southern California.

Pacific Western competes actively for deposits, and emphasizes solicitation of noninterest-bearing deposits. In managing the top line of our business, we focus on loan growth and loan yield, deposit cost, and net interest margin, as net interest income, on a year-to-date basis, accounts for 83% of our net revenues (net interest income plus noninterest income).

Key Performance Indicators

Among other factors, our operating results depend generally on the following:

The Level of Our Net Interest Income

Net interest income is the excess of interest earned on our interest-earning assets over the interest paid on our interest-bearing liabilities. Our primary interest-earning asset is loans. Our interest-bearing liabilities include deposits, borrowings, and subordinated debentures. We attempt to increase our net interest income by maintaining a high level of noninterest-bearing deposits. At March 31, 2007, approximately 41% of our deposits were noninterest-bearing. We use our borrowing capacity under various credit lines for short-term liquidity needs such as funding loan demand, managing deposit flows and interim acquisition financing. Net proceeds from our other long-term borrowings, consisting of subordinated debentures, were used to fund certain of our acquisitions. Our general policy is to price our deposits in the bottom half or third-quartile of our competitive peer group, resulting in deposit products that bear somewhat lower interest rates. While our deposit balances will fluctuate depending on deposit holders’ perceptions of alternative yields available in the market, we attempt to minimize these variances by attracting a high percentage of noninterest-bearing deposits, which have no expectation of yield.

Loan Growth

We generally seek new lending opportunities in the $1 million to $10 million range, try to limit loan maturities for commercial loans to one year, for construction loans up to 18 months, and for commercial real estate loans up to ten years, and to price lending products so as to preserve our interest spread and net interest margin. We sometimes encounter strong competition in pursuing lending opportunities such that potential borrowers obtain loans elsewhere at lower rates than those we offer.

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

Quarterly Period	Ratio
First quarter 2007	42.2%
Fourth quarter 2006	49.5%
Third quarter 2006	45.5%
Second quarter 2006	45.7%
First quarter 2006	47.1%

Additionally, our operating results have been influenced significantly by acquisitions; the three acquisitions we completed during 2006 added approximately $2.4 billion in assets. Our assets at March 31, 2007, total approximately $5.3 billion. The efficiency ratios for the first quarter of 2007 and the fourth quarter of 2006 were affected by several items. The first quarter of 2007 includes a $6.6 million gain on the sale of a participating interest in commercial real estate loans, $1.9 million from the recognition of an unearned discount on the payoff of an acquired loan, and reorganization charges of $258,000, which together reduced the efficiency ratio by 446 basis points. The fourth quarter of 2006 includes a loss on sale of securities of $2.3 million, unearned discount of $642,000 from a paid off acquired loans, and reorganization charges of $1.4 million which together increased the efficiency ratio by 336 basis points.

Critical Accounting Policies

The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for credit losses and the carrying values of goodwill, other intangible assets and deferred income tax assets. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations

Earnings Performance

We analyze our performance based on net earnings determined in accordance with U.S. generally accepted accounting principles. The comparability of financial information is affected by our acquisitions. Operating results include the operations of acquired entities from the dates of acquisition. See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1. Unaudited Condensed Consolidated Financial Statements.” The following table presents net earnings and summarizes per share data and key financial ratios:

	Quarter Ended March 31,
	2007	2006
	(In thousands, except per share data)
Net interest income	$69,435	$51,952
Noninterest income	14,351	3,633
Net revenues	83,786	55,585
Provision for credit losses	—	100
Noninterest expense	35,393	26,171
Income taxes	19,847	12,053
Net earnings before accounting change	$28,546	$17,261
Accounting change	—	142
Net earnings	$28,546	$17,403
Average interest-earning assets	$4,446,620	$3,090,229
Profitability measures:
Basic earnings per share:
Net earnings before accounting change	$0.99	$0.89
Accounting change	—	0.01
Basic earnings per share	$0.99	$0.90
Diluted earnings per share:
Net earnings before accounting change	$0.98	$0.88
Accounting change(1)	—	—
Diluted earnings per share	$0.98	$0.88
Net interest margin	6.33%	6.82%
Return on average assets	2.10%	1.92%
Return on average equity	9.9%	12.2%
Efficiency ratio	42.2%	47.1%

(1)          Less than $0.01 per diluted share for the quarter ended March 31, 2006.

The improvement in net earnings in the first quarter of 2007 compared to the same period of 2006 was driven by increased average loans and gain on sale of loans. The increase in average loans was due to both organic loan growth and loans added to the portfolio from our acquisitions. Our net interest margin decreased 49 basis points to 6.33% for the first quarter of 2007 compared to 6.82% for the same period in 2006. This decrease was due mainly to the deposit structures of the banks we acquired and increased funding costs. The increase in noninterest income for the first quarter of 2007 compared to the same period in 2006 is due to gains on sale of loans and recognition of a $1.9 million unearned loan discount taken into income on the payoff of an acquired loan, as well as higher fee volume due to our acquisitions. The increase in noninterest expense for the first quarter of 2007 over the same period of 2006 is largely the result of higher compensation expense, increased occupancy costs and increases in most other expense categories. These increases are due to a combination of acquisitions, business growth and reorganization charges.

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

	Quarter Ended March 31,
	2007			2006
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or
	Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of deferred fees and costs(1)(2)	$4,316,266	$90,949	8.55%	$2,842,121	$59,949	8.55%
Investment securities(2)	113,278	1,376	4.93%	238,804	2,166	3.68%
Federal funds sold	16,590	214	5.23%	7,418	64	3.50%
Other earning assets	486	6	5.01%	1,886	15	3.23%
Total interest-earning assets	4,446,620	92,545	8.44%	3,090,229	62,194	8.16%
Noninterest-earning assets:
Other assets	1,061,067			591,916
Total assets	$5,507,687			$3,682,145
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits
Interest checking	$274,303	165	0.24%	$198,841	36	0.07%
Money market	1,089,677	7,329	2.73%	783,149	2,607	1.35%
Savings	138,517	58	0.17%	107,652	48	0.18%
Time certificates of deposit	571,930	5,873	4.16%	412,140	2,938	2.89%
Total interest-bearing deposits	2,074,427	13,425	2.62%	1,501,782	5,629	1.52%
Other interest-bearing liabilities	677,663	9,685	5.80%	321,336	4,613	5.82%
Total interest-bearing liabilities	2,752,090	23,110	3.41%	1,823,118	10,242	2.28%
Noninterest-bearing liabilities:
Demand deposits	1,530,242			1,238,758
Other liabilities	56,959			39,542
Total liabilities	4,339,291			3,101,418
Shareholders’ equity	1,168,396			580,727
Total liabilities and shareholders’ equity	$5,507,687			$3,682,145
Net interest income		$69,435			$51,952
Net interest spread			5.03%			5.88%
Net interest margin			6.33%			6.82%

(1)          Includes nonaccrual loans and loan fees.

(2)          Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

The increase in net interest income for the first quarter of 2007 compared to the same period in 2006 was mainly a result of higher interest income from loan growth offset by higher interest expense on funding sources. Average earning assets increased $1.4 billion to $4.4 billion for the first quarter of 2007 when compared to the same period for 2006, due almost entirely to the increase in average loans. The increase in loans was due to both organic growth and loans acquired. Notwithstanding the 50 basis point increase in our base lending rate since March 31, 2006, the yield on average loans remained unchanged at 8.55% for the first quarter of 2007 when compared to the same period of 2006 and is attributable to the loans acquired through our 2006 acquisitions and competitive pricing on new loans. Approximately 45% of our loan portfolio is eligible to reprice immediately as our base lending rate changes.

Interest expense increased $12.9 million for the first quarter of 2007 compared to the first quarter of 2006 as the volume of our funding sources increased to support loan growth and the cost of such funds increased due to higher market interest rates and competitive forces. Average interest-bearing deposits increased $572.6 million to $2.1 billion for the first quarter of 2007 when compared to the same period of 2006 and is attributed mostly to the deposits acquired in our 2006 acquisitions. We continue to increase rates on money market and selected time deposit account categories in response to competition. The increase in rates paid for deposits represented $5.1 million of the increase in interest expense. We used FHLB borrowings to fund loan demand and to manage liquidity in the absence of sufficient deposit flows. The average balance of other interest-bearing liabilities, which includes overnight and term borrowings from the FHLB and subordinated debentures, increased $356.3 million to $677.7 million for the first quarter of 2007 when compared to the same period of 2006. This increase contributed $4.7 million to the increase in interest expense for the first quarter of 2007 when compared to the same period of 2006.

Our net interest margin for the first quarter of 2007 was 6.33%, a decrease of 49 basis points when compared to the same period of 2006. This decrease is due mainly to the deposit structures of the banks we acquired and increased funding costs. Our total cost of deposits increased 68 basis points to 1.51% in 2007 compared to 2006.

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

We recorded no provision during the first quarter of 2007 compared to a provision of $100,000 for the same period of 2006. Provisions for credit losses may be required in the future based on loan and unfunded commitment growth and the affect changes in economic conditions, such as the level of interest rates and real estate values, have on the ability of borrowers to repay their loans.

Noninterest Income.   The following table summarizes noninterest income by category for the periods indicated:

	Quarter Ended(1)
	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	(Dollars in thousands)
Service charges and fees on deposit accounts	$2,817	$2,878	$2,412	$1,986	$1,559
Other commissions and fees	1,323	1,847	1,495	1,596	1,482
Gain on sale of loans, net	7,525	—	—	—	—
Loss on sale of securities	—	(2,332)	—	—	—
Increase in cash surrender value of life insurance	616	637	616	531	421
Other income	2,070	865	124	178	171
Total noninterest income	$14,351	$3,895	$4,647	$4,291	$3,633

(1)          Our quarterly results include Cedars subsequent to January 4, 2006, Foothill subsequent to May 9, 2006, and Community Bancorp subsequent to October 26, 2006.

Noninterest income for the first quarter of 2007 totaled $14.4 million compared to $3.9 million in the fourth quarter of 2006 and $3.6 million earned for the first quarter of 2006. The increase compared to the fourth quarter of 2006 is due mostly to gain on sale of loans, a gain related to recognizing an unearned discount on the payoff of an acquired loan and no losses on securities sales. The gain on sale of loans in the first quarter of 2007 includes a $6.6 million gain on the sale of a participating interest in commercial real estate mortgage loans and net gains of $876,000 on the sale of SBA loans. The gain on the sale of commercial real estate mortgage loans includes $2.3 million representing the amount of the allowance for credit losses associated with such loans. The other income category includes $1.9 million in the first quarter of 2007 and $642,000 in the fourth quarter of 2006 regarding unearned discount taken into income on the payoff of two acquired loans. The fourth quarter of 2006 included a loss on sale of securities of $2.3 million; there were no security sales in any of the other periods presented. The other commissions and fees category declined from the fourth quarter due to $540,000 of additional expense related to our SBA servicing asset, including establishing a $375,000 valuation allowance. The increase in noninterest income compared to the first quarter of 2006 is due to the gains on loan sales and recognition of the unearned discount described above as well as higher fee volume due to our acquisitions.

Noninterest Expense.   The following table summarizes noninterest expense by category for the periods indicated:

	Quarter Ended(1)
	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	(Dollars in thousands)
Compensation	$18,922	$19,702	$15,708	$14,865	$15,230
Occupancy	4,761	4,437	3,809	3,905	3,145
Furniture and equipment	1,293	1,219	1,073	981	761
Data processing	1,558	1,490	1,773	1,719	1,335
Other professional services	1,437	1,407	1,529	1,016	1,120
Business development	707	564	327	353	347
Communications	832	889	839	749	626
Insurance and assessments	413	441	716	492	472
Intangible asset amortization	2,174	2,171	1,791	1,577	1,149
Reorganization costs	258	1,415	—	407	—
Other	3,038	2,978	2,562	2,380	1,986
Total noninterest expense	$35,393	$36,713	$30,127	$28,444	$26,171
Efficiency ratio	42.2%	49.5%	45.5%	45.7%	47.1%

(1)          Our quarterly results include Cedars subsequent to January 4, 2006, Foothill subsequent to May 9, 2006, and Community Bancorp subsequent to October 26, 2006.

Noninterest expense for the first quarter of 2007 totaled $35.4 million compared to $36.7 million for the fourth quarter of 2006 and $26.2 million for the first quarter of 2006. The decrease compared to the fourth quarter of 2006 is due to lower compensation levels and reorganization charges, offset partially by the effect of including Community Bancorp for an entire quarter. Reorganization charges for the first quarter of 2007 represent the estimated cost to relocate our Escondido branch facility while the reorganization costs for the fourth quarter of 2006 represented severance costs associated with the Community Bancorp acquisition, the consolidation of branch offices, and other costs associated with Pacific Western Bank’s charter-conversion and merger with First National Bank.

The increase compared to the first quarter of 2006 relates mainly to higher compensation, increased occupancy costs and increases in most other expense categories. These increases are due to a combination of acquisitions, business growth, and reorganization charges. The increase in compensation resulted from additional staff added through acquisitions, pay rate increases, and increased benefits costs. Our branch network has expanded through acquisitions to 62 offices.

Noninterest expense includes amortization of time-based and performance-based restricted stock, which is included in compensation, and intangible asset amortization. Restricted stock amortization totaled $2.1 million for the first quarter of 2007 compared to $2.0 million for the fourth quarter of 2006 and $1.6 million for the first quarter of 2006. Amortization expense for all time-based and performance-based restricted stock awards is estimated to be $8.6 million for 2007. Intangible asset amortization is estimated to be $8.8 million for 2007. The 2007 estimates of both restricted stock award expense and intangible asset amortization are subject to change.

Income Taxes.   Our statutory income tax rate is approximately 42.0%, representing a blend of the statutory federal income tax rate of 35.0% and the California income tax rate of 10.84%. Due to the exclusion from taxable income of income on certain investments, our actual effective income tax rates was approximately 41% for the quarters ended March 31, 2007 and 2006.

Balance Sheet Analysis

Loans.   The following table presents the balance of each major category of loans at the dates indicated:

	At March 31, 2007		At December 31, 2006
	Amount	% of total	Amount	% of total
	(Dollars in thousands)
Loan Category:
Domestic:
Commercial	$738,241	19%	$752,817	18%
Real estate, construction	918,086	24	939,463	22
Real estate, mortgage	2,037,810	54	2,374,010	57
Consumer	46,755	1	45,984	1
Foreign:
Commercial	75,548	2	83,359	2
Other, including real estate	6,342	*	6,778	*
Gross loans	3,822,782	100%	4,202,411	100%
Less: deferred fees and costs	(10,332)		(12,868)
Less: allowance for loan losses	(50,352)		(52,908)
Total net loans	$3,762,098		$4,136,635
Loans held for sale	$141,594		$173,319

*                    Amount is less than 1%.

Total loans, net of unearned income and including loans held for sale, decreased $408.8 million to $4.0 billion at March 31, 2007, from December 31, 2006. The decrease is primarily due to the sales of $24.7 million of SBA loans and a 95% participation in commercial real estate mortgage loans totaling $353.3 million towards the end of March. Proceeds from the loan sales were used to repay overnight borrowings.

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

The Company’s determination of the allowance for loan losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform a sensitivity analysis to provide insight regarding the impact adverse changes in risk ratings may have on our allowance for loan losses. The sensitivity analysis has inherent limitations and is based on various assumptions as of a point in time and, accordingly, it is not necessarily representative of the impact loan risk rating changes may have on the allowance for loan losses. At March 31, 2007, in the event that 1 percent of our loans were downgraded from the pass to substandard category within our current allowance methodology, the allowance for loan losses would increase by approximately $9.2 million. Given current processes employed by the Company, management believes the risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions that could be significant to the Company’s financial statements.

At March 31, 2007, the allowance for credit losses was comprised of the allowance for loan losses of $50.4 million and the reserve for unfunded loan commitments of $8.3 million.

The following table presents the changes in our allowance for loan losses for the periods indicated:

	As of or for the
	Quarter Ended March 31, 2007	Year Ended 12/31/06	Quarter Ended March 31, 2006
	(Dollars in thousands)
Balance at beginning of period	$52,908	$27,303	$27,303
Loans charged off:
Commercial	(463)	(1,083)	(368)
Real estate—construction	—	(144)	—
Real estate—mortgage	(22)	—	—
Consumer	(36)	(189)	—
Foreign	—	(1,691)	(17)
Total loans charged off	(521)	(3,107)	(385)
Recoveries on loans charged off:
Commercial	162	1,361	377
Real estate—mortgage	—	—	1
Consumer	103	171	85
Foreign	—	187	14
Total recoveries on loans charged off	265	1,719	477
Net recoveries (charge-offs)	(256)	(1,388)	92
(Recapture of) provision for loan losses	—	7,977	(143)
Additions due to acquisitions	—	19,016	4,249
Reduction for loan participation sold	(2,300)	—	—
Balance at end of period	$50,352	$52,908	$31,501
Ratios:
Allowance for loan losses to loans, net	1.32%	1.26%	1.12%
Allowance for loan losses to nonaccrual loans	182.6%	239.5%	273.0%
Annualized net (charge-offs) recoveries to average loans	(0.02)%	(0.04)%	0.01%

We did not record a credit loss provision during the first quarter 2007. The provision recorded in the first quarter of 2006 was based on our reserve methodology, which considers the level of classified, criticized, and nonaccrual loans as well as total loan volumes and market conditions. The allowance for loan losses decreased by $2.6 million since December 31, 2006 due mostly to the amount of the allowance attributable to the participation interest in commercial real estate mortgage loans sold. Management believes that the allowance for loan losses is adequate. In making its evaluation, management considers certain quantitative and qualitative factors including the Company’s historical loss experience, the volume and type of lending conducted by the Company, the amounts of classified and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values, and other factors regarding the collectibility of loans in the Company’s portfolio.

In addition to the allowance for credit losses, we have a nonaccretable discount, representing the excess of the unpaid balances over the estimated fair values of certain loans acquired in the Cedars acquisition. Such nonaccretable discount totals $631,000 at March 31, 2007, and is an offset against the individual loan balances. At March 31, 2007 the gross amount of these loans is $4.1 million and their carrying value amount is $3.5 million.

The following table presents the changes in our reserve for unfunded loan commitments for the periods indicated:

	As of or for the
	Quarter Ended March 31, 2007	Year Ended 12/31/06	Quarter Ended March 31, 2006
	(Dollars in thousands)
Balance at beginning of period	$8,271	$5,668	$5,668
Provision	—	1,623	243
Additions due to acquisitions	—	980	525
Balance at end of period	$8,271	$8,271	$6,436

No provision was taken during the first quarter of 2007. Management believes that the reserve for unfunded loan commitments is adequate. In making this determination, we use the same methodology for the reserve for unfunded loan commitments as we do for the allowance for loan losses and consider the same qualitative factors and an estimate of the probability of drawdown of the commitments.

The following table presents the changes in our allowance for credit losses:

	As of or for the
	Quarter Ended March 31, 2007	Year Ended 12/31/06	Quarter Ended March 31, 2006
	(Dollars in thousands)
Balance at beginning of period	$61,179	$32,971	$32,971
Provision for credit losses	—	9,600	100
Net (charge-offs) recoveries	(256)	(1,388)	92
Additions due to acquisitions	—	19,996	4,774
Reduction for loan participation sold	(2,300)	—	—
Balance at end of period	$58,623	$61,179	$37,937
Allowance for credit losses to loans, net of deferred fees and costs	1.54%	1.46%	1.34%
Allowance for credit losses to nonaccrual loans	212.6%	276.9%	328.8%
Allowance for credit losses to nonperforming assets	209.0%	276.9%	328.8%

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

Nonaccrual loans increased to $27.6 million, or 0.70% of loans, net of deferred fees and costs, at March 31, 2007, from $22.1 million, or 0.51% of loans, net of deferred fees and costs, at December 31, 2006. This increase is due mostly to two construction loans to one borrower for $4.6 million being placed on nonaccrual status during the first quarter. Of the $27.6 million in nonaccrual loans at March 31, 2007, $8.1 million is insured or guaranteed by the SBA or a credit insurance policy.

As of March 31, 2007, we had no loans past due 90 days and still accruing interest. Management is not aware of any additional significant loss potential that has not already been considered in the estimation of the allowance for credit losses. We believe reserves are adequate on our nonperforming loans to cover any loss exposure as measured by our methodology.

The following table shows the historical trends in our loans, allowance for credit losses, nonperforming assets and key credit quality statistics as of and for the periods indicated:

	As of or for the
	Quarter Ended March 31, 2007	Year Ended 12/31/06	Quarter Ended March 31, 2006
	(Dollars in thousands)
ALLOWANCE FOR CREDIT LOSSES:
Allowance for loan losses	$50,352	$52,908	$31,501
Reserve for unfunded loan commitments	8,271	8,271	6,436
Allowance for credit losses	$58,623	$61,179	$37,937
NONPERFORMING ASSETS:
Nonaccrual loans	$27,572	$22,095	$11,539
Other real estate owned	479	—	—
Total nonperforming assets	$28,051	$22,095	$11,539
Allowance for credit losses to loans, net of unearned income	1.54%	1.46%	1.34%
Allowance for credit losses to nonaccrual loans	212.6%	276.9%	328.8%
Allowance for credit losses to nonperforming assets	209.0%	276.9%	328.8%

Deposits.   The following table presents the balance of each major category of deposits at the dates indicated:

	At March 31, 2007		At December 31, 2006
	Amount	% of deposits	Amount	% of deposits
	(Dollars in thousands)
Noninterest-bearing	$1,524,895	41%	$1,571,361	43%
Interest-bearing:
Interest checking	273,270	7	295,364	8
Money market accounts	1,182,324	33	1,090,648	29
Savings	136,822	4	140,820	4
Time deposits under $100,000	227,387	6	235,176	6
Time deposits over $100,000	334,324	9	352,364	10
Total interest-bearing	2,154,127	59	2,114,372	57
Total deposits	$3,679,022	100%	$3,685,733	100%

Brokered deposits included in time deposits totaled $57.0 million at March 31, 2007 and will fully mature by August 2007.

At March 31, 2007, deposits of foreign customers, primarily located in Mexico and Canada, totaled $111.1 million or 3% of total deposits.

Regulatory Matters

The regulatory capital guidelines as well as the actual capital ratios for First National, Pacific Western, and the Company as of March 31, 2007, are as follows:

	Minimum Regulatory Requirements	Actual
	Well Capitalized	Pacific Western	Company Consolidated
Tier 1 leverage capital ratio	5.00%	11.38%	11.72%
Tier 1 risk-based capital ratio	6.00%	11.99%	12.34%
Total risk-based capital	10.00%	13.24%	13.59%

The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities, which totaled $141.0 million at March 31, 2007. This includes $43.0 million of trust preferred securities acquired in the Foothill and Community Bancorp acquisitions. Our trust preferred securities are currently included in our Tier I capital for purposes of determining the Company’s Tier I and total risk-based capital ratios. The FRB, which is the holding company’s banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, effective March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity, less goodwill net of any related deferred income tax liability. The regulations currently in effect through December 31, 2008 limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at March 31, 2007. We expect that our Tier I capital ratios will be at or above the existing well capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

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

Historically, the primary liquidity source of the Bank has been its core deposit base. The Bank has not relied on significant amounts of large denomination time deposits. At March 31, 2007 the Bank’s brokered deposits totaled $57.0 million and mature by August 2007. To meet short-term liquidity needs, the Bank maintains balances what we believe are adequate balances in Federal funds sold, interest-bearing deposits in other financial institutions and investment securities having maturities of five years or less. On a consolidated basis, liquid assets (cash, Federal funds sold, interest-bearing deposits in financial institutions and investment securities available-for-sale) as a percentage of total deposits were 11.8% as of March 31, 2007.

As an additional source of liquidity, the Company maintains a revolving credit line with U.S. Bank, N.A. for $70.0 million. Additionally, the Bank maintains unsecured lines of credit of $95.0 million with correspondent banks for the purchase of overnight funds. These lines are subject to availability of funds. The Bank has also established secured borrowing relationships with the FHLB pursuant to which the Bank may borrow approximately $1.0 billion.

The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from the Bank and our ability to raise capital, issue subordinated debt and secure outside borrowings. On May 16, 2005, we filed a registration statement with the SEC regarding the sale of up to 3,400,000 shares of our common stock, no par value per share, which we may offer and sell, from time to time, in amounts, at prices and on terms that we will determine at the time of any particular offering. To date, we have issued 2,935,766 shares of common stock under this registration statement for net proceeds of $158.5 million. The ability of the Company to obtain funds for the payment of dividends to our shareholders and for other cash requirements is largely dependent upon the Bank’s earnings. Pacific Western is subject to restrictions under certain federal and state laws and regulations which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. Dividends paid by state banks, such as Pacific Western, are regulated by the DFI under its general supervisory authority as it relates to a bank’s capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During 2007, First Community received dividends of $35.0 million from the Bank. The amount of dividends available for payment by the Bank to the holding company at March 31, 2007, was $90.5 million.

Contractual Obligations.   The known contractual obligations of the Company at March 31, 2007, are as follows:

	At March 31, 2007 and Due
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(In thousands)
Short-term debt obligations	$20,000	$—	$—	$—	$20,000
Brokered deposits	57,000	—	—	—	57,000
Long-term debt obligations	—	245,000	—	149,103	394,103
Operating lease obligations	12,363	22,998	18,723	29,574	83,658
Other contractual obligations	4,620	11,063	1,844	—	17,527
Total	$93,983	$279,061	$20,567	$178,677	$572,288

Debt obligations are discussed in Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1. Unaudited Consolidated Financial Statements.” Operating lease obligations are discussed in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. The other contractual obligations relate to the minimum liability associated with our data and item processing contract with a third-party provider.

We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity, and continued deposit gathering activities. We believe we have in place sufficient borrowing mechanisms for short-term liquidity needs.

Off-Balance Sheet Arrangements

Our obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded. At March 31, 2007, our loan-related commitments, including standby letters of credit and financial guarantees, totaled $1.3 billion. The commitments which result in a funded loan increase our profitability through net interest income. Therefore, during the year, we manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources have been and are expected to be sufficient to meet the cash requirements of our lending activities.

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

Market risk sensitive instruments are generally defined as derivatives and other financial instruments, which include investment securities, loans, deposits, and borrowings. At March 31, 2007, we had not used any derivatives to alter our interest rate risk profile or for any other reason. However, both the repricing characteristics of our fixed rate loans and floating rate loans, as well as our significant percentage of noninterest-bearing deposits compared to interest-earning assets, may influence our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, interest-bearing deposits in financial institutions, Federal Home Loan Bank stock, investment securities, deposits, borrowings, and subordinated debentures.

We measure our interest rate risk position on a monthly basis using three methods: (i) net interest income simulation analysis; (ii) market value of equity modeling; and (iii) traditional gap analysis. The results of these analyses are reviewed by the Executive ALM Committee monthly and the Board ALCO quarterly. If hypothetical changes to interest rates cause changes to our simulated net present value of equity and/or net interest income outside our pre-established limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits. We evaluated the results of our net interest income simulation and market value of equity models prepared as of March 31, 2007. These simulation models demonstrate that our balance sheet is asset-sensitive. An asset-sensitive balance sheet suggests that in a rising interest rate environment, our net interest margin would increase, and during a falling or sustained low interest rate environment, our net interest margin would decrease.

Net interest income simulation.   We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of March 31, 2007. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

This analysis calculates the difference between net interest income forecasted using both increasing and declining interest rate scenarios and net interest income forecasted using a base market interest rate derived from the current treasury yield curve. In order to arrive at the base case, we extend our balance sheet at March 31, 2007 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of March 31, 2007. Based on such repricings, we calculated an estimated net interest income and net interest margin. The effects of certain balance sheet attributes, such as fixed-rate loans, floating rate loans that have reached their floors and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that may vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

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

The following table presents as of March 31, 2007, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points.

Interest rate scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$292,514	10.7%	6.77%	0.64%
Up 200 basis points	$283,073	7.1%	6.55%	0.43%
Up 100 basis points	$273,626	3.5%	6.34%	0.21%
BASE CASE	$264,355	—	6.12%	—
Down 100 basis points	$255,169	(3.5)%	5.91%	(0.21)%
Down 200 basis points	$246,093	(6.9)%	5.71%	(0.42)%
Down 300 basis points	$241,418	(8.7)%	5.60%	(0.53)%

Our simulation results as of March 31, 2007 indicate our interest rate risk position was asset sensitive as the simulated impact of an immediate upward movement in interest rates would result in increases in net interest income over the subsequent 12 month period while an immediate downward movement in interest rates would result in a decrease in net interest income over the next 12 months. In comparing the March 31, 2007, simulation results to December 31, 2006, we have become more asset sensitive. The increase in our asset sensitivity is mostly a result of the sale of commercial real estate mortgage loans and the repayment of overnight borrowings.

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

The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at March 31, 2007. The following table shows the projected change in the market value of equity for the set of rate shocks presented as of March 31, 2007:

Interest rate scenario	Estimated Market Value	Percentage change From Base	Percentage of total assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$1,532,527	2.9%	28.7%	129.6%
Up 200 basis points	$1,519,093	2.0%	28.5%	128.5%
Up 100 basis points	$1,504,554	1.0%	28.2%	127.3%
BASE CASE	$1,489,183	—	27.9%	126.0%
Down 100 basis points	$1,465,155	(1.6)%	27.5%	123.9%
Down 200 basis points	$1,431,322	(3.9)%	26.8%	121.1%
Down 300 basis points	$1,378,127	(7.5)%	25.8%	116.6%

The results of our market value of equity model indicate that an immediate and sustained increase in interest rates would increase the market value of equity from the base case while a decrease in interest rates would decrease the market value of equity.

Gap analysis.   As part of the interest rate management process, we use a gap analysis. A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest-sensitive assets and interest-bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match the volume of interest sensitive assets and interest bearing liabilities repricing over different time intervals. The following table illustrates the volume and repricing characteristics of our balance sheet at March 31, 2007 over the indicated time intervals:

	At March 31, 2007
	Amounts Maturing or Repricing In
	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Non- sensitive(1)	Total
	(Dollars in thousands)
ASSETS
Cash and deposits in financial institutions	$504	$—	$—	$—	$129,001	$129,505
Federal funds sold	222,000	—	—	—	—	222,000
Investment securities	54,221	25,661	16,675	14,606	—	111,163
Loans, net of unearned income	1,938,180	295,509	1,090,940	629,415	—	3,954,044
Other assets	—	—	—	—	916,048	916,048
Total assets	$2,214,905	$321,170	$1,107,615	$644,021	$1,045,049	$5,332,760
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$—	$—	$—	$—	$1,524,895	$1,524,895
Interest-bearing demand, money market and savings	1,592,416	—	—	—	—	1,592,416
Time deposits	296,905	228,685	36,121	—	—	561,711
Borrowings	20,000	—	245,000	—	—	265,000
Subordinated debentures	106,189	—	20,619	18,558	3,737	149,103
Other liabilities	—	—	—	—	57,378	57,378
Shareholders’ equity	—	—	—	—	1,182,257	1,182,257
Total liabilities and shareholders’ equity	$2,015,510	$228,685	$301,740	$18,558	$2,768,267	$5,332,760
Period gap	$199,395	$92,485	$805,875	$625,463	$(1,723,218)
Cumulative interest-earning assets	$2,214,905	$2,536,075	$3,643,690	$4,287,711
Cumulative interest-bearing liabilities	$2,015,510	$2,244,195	$2,545,935	$2,564,493
Cumulative gap	$199,395	$291,880	$1,097,755	$1,723,218
Cumulative interest-earning assets to cumulative interest-bearing liabilities	109.9%	113.0%	143.1%	167.2%
Cumulative gap as a percent of:
Total assets	3.7%	5.5%	20.6%	32.3%
Interest-earning assets	4.7%	6.8%	25.6%	40.2%

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

In using this interest rate risk management tool, we focus on the gap sensitivity identified as the cumulative one year gap. The preceding table indicates that we had a positive one year cumulative gap of $291.9 million, or 5.5% of total assets, at March 31, 2007 compared to $90.9 million, or 1.6% total assets, at December 31, 2006.  The increase is mainly due to the sale of commercial real estate mortgage loans and the repayment of overnight borrowings. This gap position suggests that we are asset-sensitive and if rates were to increase, our net interest margin would most likely increase. Conversely, if rates were to fall during this period, interest income would decline by a greater amount than interest expense and net income would decrease. The ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities maturing or repricing within one year at March 31, 2007 is 113.0%. This one year gap position indicates that interest income is likely to be affected to a greater extent than interest expense for any changes in interest rates within one year from March 31, 2007.

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

ITEM 3.                Quantitative and Qualitative Disclosure about Market Risk

Please see the section above titled “Asset/Liability Management and Interest Rate Sensitivity” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which provides an update to our quantitative and qualitative disclosure about market risk. This analysis should be read in conjunction with text under the caption “Quantitative and Qualitative Disclosure About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2006, which text is incorporated herein by reference. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 regarding such forward-looking information.

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

PART II—OTHER INFORMATION

ITEM 1.                Legal Proceedings

There have been no material developments in our legal proceedings previously reported in Item 3 to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

ITEM 1A.        Risk Factors

There have been no material changes with respect to the risk factors described in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which Item 1A. is incorporated herein by reference.

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

On May 3, 2006, our Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock over the next twelve months, subject to market conditions and corporate and regulatory requirements. Through March 31, 2007, we have repurchased 277,600 shares under this program. The repurchase authorization expired on May 3, 2007. No assurance can be given as to whether a further authorization will or will not be given. The table below summarizes the purchases actually made by the DDCP and through our share repurchase program for the quarter ended March 31, 2007.

	Total Shares Purchased	Average Price Per Share	Shares Purchased As Part of a Publicly- Announced Program	Maximum Shares Still Available for Repurchase
January 1 – January 31, 2007	89,900	$52.87	89,900	810,100
February 1 – February 28, 2007	87,700	$54.37	87,700	722,400
March 1 – March 31, 2007	3,615	$54.14	—	722,400
Total	181,215	$53.62	177,600

ITEM 5.                Other Information

(a)  On May 2, 2007, the Board of Directors of the Company amended and restated the Company’s bylaws to add Section 5.3 to Article V of the bylaws.  New Section 5.3 to the Company’s bylaws permits the Company to provide for direct registration of securities and electronically issue shares without share certificates, in conformity with NASDAQ Rule 4350(l), which requires securities listed on NASDAQ to be eligible for a direct registration program operated by a clearing agency registered under Section 17A of the Exchange Act, such as the one offered by The Depositary Trust Corporation (“DTC”).

ITEM 6.                Exhibits

Exhibit Number	Description
3.1	Restated Articles of Incorporation of First Community Bancorp, dated April 26, 2006 (Exhibit 3.1 to Form 10 Q filed on May 5, 2006 and incorporated herein by this reference).
3.2	Amended and Restated Bylaws of First Community Bancorp, dated May 2, 2007.
10.1	Amended and Restated Executive Severance Pay Plan, dated April 9, 2007, applicable to executive and senior officers of First Community Bancorp and its subsidiaries.
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY BANCORP
Date: May 4, 2007
/s/ VICTOR R. SANTORO
VICTOR R. SANTORO
Executive Vice President and Chief Financial Officer