Form 10-Q
period 2007-06-30
FIRST COMMUNITY BANCORP /CA/
filed 2007-08-06
CIK 1102112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 1, 2007 there were 29,418,792 shares of the registrant’s common stock outstanding, excluding 801,520 shares of unvested restricted stock.

PART I—FINANCIAL INFORMATION

ITEM 1.                Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Dollars in thousands, except share data)
Assets:
Cash and due from banks	$132,727	$128,910
Federal funds sold	9,900	22,000
Total cash and cash equivalents	142,627	150,910
Interest-bearing deposits in financial institutions	422	501
Investments:
Federal Home Loan Bank stock, at cost	17,324	28,747
Securities available-for-sale (amortized cost of $83,319 at June 30, 2007 and $91,675 at December 31, 2006)	82,724	91,381
Total investments	100,048	120,128
Loans, held for sale	116,834	173,319
Loans, net of fees	3,841,617	4,189,543
Allowance for loan losses	(52,431)	(52,908)
Net loans	3,789,186	4,136,635
Premises and equipment, net	36,841	37,102
Accrued interest receivable	18,687	21,388
Goodwill	770,665	738,083
Core deposit and customer relationship intangibles	46,290	50,427
Cash surrender value of life insurance	69,046	67,512
Other assets	53,129	57,318
Total assets	$5,143,775	$5,553,323
Liabilities and Shareholders’ Equity:
Deposits:
Noninterest-bearing	$1,454,263	$1,571,361
Interest-bearing	1,956,489	2,114,372
Total deposits	3,410,752	3,685,733
Accrued interest payable and other liabilities	66,542	51,043
Borrowings	302,684	499,000
Subordinated debentures	138,691	149,219
Total liabilities	3,918,669	4,384,995
Shareholders’ equity:
Preferred stock, no par value; Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, no par value; Authorized 50,000,000 shares; issued and outstanding 30,214,738 at June 30, 2007 and 29,635,957 at December 31, 2006 (includes 843,255 and 750,014 shares of unvested restricted stock, respectively)	1,044,941	1,020,132
Retained earnings	180,510	148,367
Accumulated other comprehensive loss—unrealized losses on securities available-for-sale, net	(345)	(171)
Total shareholders’ equity	1,225,106	1,168,328
Total liabilities and shareholders’ equity	$5,143,775	$5,553,323

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Interest income:
Interest and fees on loans	$84,277	$68,330	$175,226	$128,279
Interest on federal funds sold	909	66	1,123	130
Interest on deposits in financial institutions	6	5	12	20
Interest on investment securities	1,362	2,588	2,738	4,754
Total interest income	86,554	70,989	179,099	133,183
Interest expense:
Deposits	13,731	7,136	27,156	12,765
Borrowings	3,414	3,118	10,166	5,281
Subordinated debentures	2,955	2,697	5,888	5,147
Total interest expense	20,100	12,951	43,210	23,193
Net interest income	66,454	58,038	135,889	109,990
Provision for credit losses	—	9,500	—	9,600
Net interest income after provision for credit losses	66,454	48,538	135,889	100,390
Noninterest income:
Service charges and fees on deposit accounts	2,850	1,986	5,667	3,545
Other commissions and fees	1,976	1,596	3,299	3,078
Gain on sale of loans, net	1,779	—	9,304	—
Increase in cash surrender value of life insurance	627	531	1,243	952
Other income	297	178	2,367	349
Total noninterest income	7,529	4,291	21,880	7,924
Noninterest expense:
Compensation	18,267	14,865	37,189	30,095
Occupancy	4,725	3,905	9,486	7,050
Furniture and equipment	1,195	981	2,488	1,742
Data processing	1,467	1,719	3,025	3,054
Other professional services	1,795	1,016	3,232	2,136
Business development	849	353	1,556	700
Communications	841	749	1,673	1,375
Insurance and assessments	378	492	791	964
Intangible asset amortization	2,305	1,577	4,479	2,726
Reorganization charges	1,083	407	1,341	407
Other	3,092	2,380	6,130	4,366
Total noninterest expense	35,997	28,444	71,390	54,615
Earnings before income taxes and effect of accounting change	37,986	24,385	86,379	53,699
Income taxes	15,461	9,934	35,308	21,987
Net earnings before cumulative effect of accounting change	22,525	14,451	51,071	31,712
Cumulative effect on prior years (to December 31, 2005) of changing the method of accounting for stock-based compensation forfeitures	—	—	—	142
Net earnings	$22,525	$14,451	$51,071	$31,854
Outstanding shares:
Number of shares (weighted average):
Basic	28,885.9	22,509.2	28,876.6	20,952.2
Diluted	29,015.8	22,736.9	29,007.4	21,208.5
Basic earnings per share:
Net earnings before accounting change	$0.78	$0.64	$1.77	$1.51
Accounting change	—	—	—	0.01
Basic earnings per share	$0.78	$0.64	$1.77	$1.52
Diluted earnings per share:
Net earnings before accounting change	$0.78	$0.64	$1.76	$1.50
Accounting change(1)	—	—	—	—
Diluted earnings per share	$0.78	$0.64	$1.76	$1.50
Dividends declared per share	$0.32	$0.32	$0.64	$0.57

(1)                Less than $0.01 per diluted share for the six months ended June 30, 2006.

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net earnings	$22,525	$14,451	$51,071	$31,854
Other comprehensive income, net of related income taxes:
Unrealized holding losses on securities arising during the period	(343)	(106)	(174)	(371)
Comprehensive income	$22,182	$14,345	$50,897	$31,483

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$51,071	$31,854
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,206	5,185
Provision for credit losses	—	9,600
Gain on sale of loans	(9,304)	—
Proceeds from sale of loans held for sale	78,350	—
Originations of and principal advanced on loans held for sale	(13,430)	—
Gain on sale of premises and equipment	(26)	(6)
Restricted stock amortization	4,582	3,236
Excess tax benefit from stock option exercises and restricted stock vesting	(1,951)	(4,578)
Decrease in accrued and deferred income taxes, net	10,333	7,974
Decrease in other assets	824	2,767
Increase (decrease) in accrued interest payable and other liabilities	7,654	(17,423)
Dividends on FHLB stock	(746)	(323)
Net cash provided by operating activities	134,563	38,286
Cash flows from investing activities:
Net cash and cash equivalents paid in acquisitions	(1,566)	(24,710)
Net decrease (increase) in loans	77,102	(73,506)
Proceeds from sale of loans	355,239	4,859
Net decrease in deposits in financial institutions	79	1,698
Collections on sales of acquired securities	—	32,050
Maturities and repayments of investment securities	29,412	31,892
Purchases of investment securities	(20,877)	(1,851)
Net redemptions (purchases) of FRB and FHLB stock	12,185	(7,533)
Purchases of premises and equipment, net	(2,929)	(3,683)
Proceeds from sale of other real estate owned	479	37
Proceeds from sale of premises and equipment	110	6
Net cash provided by (used in) investing activities	449,234	(40,741)
Cash flows from financing activities:
Net decrease in noninterest-bearing deposits	(117,098)	(43,528)
Net decrease in interest-bearing deposits	(157,883)	(178,319)
Redemption of subordinated debtentures	(10,310)	—
Proceeds from issuance of common stock	—	109,456
Repurchase of common stock	(9,521)	—
Net proceeds from exercise of stock options and vesting of restricted stock	109	6,302
Tax benefit of stock option exercises and restricted and performance stock vesting	1,951	4,578
Net (decrease) increase in borrowings	(196,700)	163,800
Repayment of acquired debt	(83,700)	—
Cash dividends paid	(18,928)	(12,700)
Net cash (used in) provided by financing activities	(592,080)	49,589
Net (decrease) increase in cash and cash equivalents	(8,283)	47,134
Cash and cash equivalents at beginning of period	150,910	105,262
Cash and cash equivalents at end of period	$142,627	$152,396
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$43,110	$21,707
Cash paid during period for income taxes	25,073	14,061
Transfer of loans to other real estate owned	98	—
Transfer from loans held for sale to loans	24,944	—
Transfer from loans to loans held for sale	379,692	4,888

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
	(Dollars in thousands, except share data)
Balance at December 31, 2006	29,635,957	$1,020,132	$148,367	$(171)	$1,168,328
Net earnings	—	—	51,071	—	51,071
Exercise of stock options	87,090	1,508	—	—	1,508
Shares issued in acquisitions	494,606	27,688	—	—	27,688
Shares purchased and retired	(177,600)	(9,521)	—	—	(9,521)
Tax benefits from exercise of options and vesting of restricted stock	—	1,951	—	—	1,951
Restricted stock awarded and earned stock compensation, net of shares forfeited	200,134	4,582	—	—	4,582
Restricted stock surrendered	(25,449)	(1,399)	—	—	(1,399)
Cash dividends paid ($0.64 per share)	—	—	(18,928)	—	(18,928)
Other comprehensive income—net unrealized loss on securities available-for-sale, net of tax effect of $126 thousand	—	—	—	(174)	(174)
Balance at June 30, 2007	30,214,738	$1,044,941	$180,510	$(345)	$1,225,106

See “Notes to Unaudited Condensed Consolidated Financial Statements.”

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 1—BASIS OF PRESENTATION

We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our banking subsidiary. As of June 30, 2007, our sole banking subsidiary was Pacific Western Bank, which we refer to as Pacific Western or the Bank. When we say “we”, “our” or the “Company”, we mean the Company on a consolidated basis with the Bank. When we refer to “First Community” or to the holding company, we are referring to the parent company on a stand-alone basis.

We have completed 19 acquisitions since May 2000 including the merger whereby the former Rancho Santa Fe National Bank and First Community Bank of the Desert became wholly-owned subsidiaries of the Company in a pooling-of-interests transaction. All other acquisitions have been accounted for using the purchase method of accounting and, accordingly, their operating results have been included in the consolidated financial statements from their respective dates of acquisition. Please see Notes 2 and 3 for more information about our acquisitions.

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

NOTE 2—ACQUISITIONS

During 2007 and 2006 we completed the following four acquisitions using the purchase method of accounting, and accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective dates of acquisition. The allocation of the purchase price of Business Finance Capital Corporation, which we refer to as the BFI acquisition, is preliminary and subject to change.

	Cedars	Foothill Independent	Community	BFI Business
	Bank	Bancorp	Bancorp	Finance
Acquisition	January	May	October	June
Date Acquired	2006	2006	2006	2007
	(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$34,474	$60,844	$24,521	$4,331
Interest-bearing deposits in other banks	1,796	99	1,019	—
Investment securities	3,355	50,406	11,498	—
Loans, net	355,167	535,975	598,739	84,499
Loans held for sale	—	—	127,449	—
Premises and equipment	1,234	6,838	7,371	80
Goodwill	71,182	165,899	206,176	31,636
Core deposit and customer relationship intangible assets	2,992	17,311	9,514	—
Other assets	19,075	54,618	21,369	2,293
	489,275	891,990	1,007,656	122,839
Liabilities assumed:
Non-interest bearing deposits	(92,216)	(265,369)	(167,939)	—
Interest bearing deposits	(269,189)	(369,216)	(489,931)	—
Accrued interest payable and other liabilities	(7,870)	(16,697)	(14,167)	(5,171)
Borrowings	—	—	(33,195)	(84,084)
Subordinated debt	—	(8,481)	(39,829)	—
Total liabilities assumed	(369,275)	(659,763)	(745,061)	(89,255)
Total consideration paid by First Community	$120,000	$232,227	$262,595	$33,584
Deal value:
Cash paid by First Community for either common stock, common stock options, or preferred stock of acquired company	$120,000	$30	$27	$5,897
Fair value of common stock issued	—	232,197	262,568	27,688
Total consideration paid by First Community	120,000	232,227	262,595	33,585
Cash paid for stock options by acquired company	—	10,232	6,089	1,415
Total deal value	$120,000	$242,459	$268,684	$35,000

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

NOTE 2—ACQUISITIONS (Continued)

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

Community Bancorp Inc.

On October 26, 2006, we acquired Community Bancorp Inc., or Community Bancorp, based in Escondido, California. We issued 4,677,908 shares of our common stock to the Community Bancorp shareholders and caused Community Bancorp to pay $6.1 million in cash for all outstanding options to purchase Community Bancorp common stock. At the time of the acquisition, Community Bancorp was merged with and into the Company and Community National Bank, a wholly-owned subsidiary of Community Bancorp, was merged with and into Pacific Western. We made this acquisition to expand our presence in the San Diego and Riverside Counties of California.

BFI Business Finance.

On June 25, 2007 we acquired Business Finance Capital Corporation, or BFCC, a commercial finance company based in San Jose, California, and parent company to BFI Business Finance, or BFI. We issued 494,606 shares of our common stock to the BFCC common shareholders, paid $5.9 million in cash to preferred shareholders of BFCC and caused BFCC to pay $1.4 million in cash for all outstanding options to purchase BFCC common stock. The aggregate deal value was approximately $35.0 million. BFI is an asset-based lender with 34 employees and approximately $87 million in loans as of the acquisition date. BFI lends primarily to growing business throughout California and the northwestern United States. At the time of the acquisition, BFCC was merged out of existence and BFI became a subsidiary of Pacific Western. BFI will continue to operate under its current name. We made this acquisition, which we refer to as the BFI acquisition, to expand our asset-based lending business and further diversify our loan portfolio.

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

NOTE 2—ACQUISITIONS (Continued)

The following table presents the activity in the merger-related liability account for the six months ended June 30, 2007:

	Severance and Employee- related	System Conversion and Integration	Asset Write- downs, Lease Terminations and Other Facilities- related	Other	Total
	(Dollars in thousands)
Balance at December 31, 2006	$111	$135	$2,518	$1,285	$4,049
Additions related to acquisitions	—	—	—	1,372	1,372
Non-cash write-downs and other	—	66	—	(66)	—
Reversals	—	—	—	(150)	(150)
Cash outlays	(27)	(201)	(604)	(1,099)	(1,931)
Balance at June 30, 2007	$84	$—	$1,914	$1,342	$3,340

Unaudited Pro Forma Information for Purchase Acquisitions

The following table presents our unaudited pro forma results of operations for the quarter and six month ended June 30, 2006 as if the Cedars, Foothill, and Community Bancorp acquisitions had been completed at the beginning of 2006. The unaudited pro forma results of operations include: (1) the historical accounts of the Company, Cedars, Foothill, and Community Bancorp; and (2) pro forma adjustments, as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of our future operating results or operating results that would have occurred had these acquisitions been completed at the beginning of 2006. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. As the BFI acquisition is immaterial, pro forma amounts related to that acquisition are not presented.

	Quarter Ended June 30, 2006	Six Months Ended June 30, 2006
	(Dollar in thousands, except per share data)
Revenues (net interest income plus noninterest income)	$80,029	$161,037
Net earnings	$17,791	$40,500
Net income per share:
Basic	$0.62	$1.42
Diluted	$0.61	$1.40

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

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The goodwill recorded has been assigned to our one reporting segment, banking, and none of the goodwill is deductible for income tax purposes. The following table presents the changes in goodwill for the six months ended June 30, 2007:

Six Months Ended
June 30, 2007
(Dollars in thousands)
Balance as of January 1, 2007	$738,083
Additions	31,636
Adjustments related to 2006 acquisitions	946
Balance as of June 30, 2007	$770,665

Intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment annually. The amortization expense represents the estimated decline in the value of the underlying deposits or loan customers acquired. The estimated aggregate amortization expense related to the intangible assets is expected to be $9.0 million for 2007. It is also estimated to range from $5.1 million to $8.0 million for each of the next five years and is expected to total $32.6 million over this time horizon. All of these estimates exclude the effect of amortization expense arising from identifying any intangible assets with definite lives from the BFI acquisition.

The following table presents the changes in the gross amounts of core deposit and customer relationship intangibles and the related accumulated amortization for the six months ended June 30, 2007 and 2006. As the purchase price allocation for BFI is not yet complete, the amount applicable to BFI’s customer relationship intangible asset is not included in the table.

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Gross amount:
Balance as of January 1,	$67,773	$37,956
Additions	342	20,302
Balance as of June 30,	68,115	58,258
Accumulated amortization:
Balance as of January 1,	(17,346)	(10,658)
Amortization	(4,479)	(2,726)
Balance as of June 30,	(21,825)	(13,384)
Net balance as of June 30,	$46,290	$44,874

NOTE 4—INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale as of June 30, 2007 are as follows:

	June 30, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
U.S. Treasury securities	$998	$—	$1	$997
Government-sponsored entity securities	40,007	30	67	39,970
Municipal securities	7,600	24	62	7,562
Mortgage-backed and other securities	34,714	52	571	34,195
Total	$83,319	$106	$701	$82,724

The contractual maturity distribution based on amortized cost and fair value as of June 30, 2007, is shown below. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity distribution as of June 30, 2007
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$25,708	$25,665
Due after one year through five years	21,611	21,605
Due after five years through ten years	7,638	7,589
Due after ten years	28,362	27,865
Total	$83,319	$82,724

The following table presents the fair value and unrealized losses on securities that were temporarily impaired as of June 30, 2007:

	Impairment Period
	Less than 12 months		12 months or longer		Total
Descriptions of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Treasury securities	$—	$—	$997	$1	$997	$1
Government-sponsored entity securities	15,910	26	14,800	41	30,710	67
Municipal securities	4,239	28	935	34	5,174	62
Mortgage-backed and other securities	15,883	213	8,675	358	24,558	571
Total temporarily impaired securities	$36,032	$267	$25,407	$434	$61,439	$701

All individual securities that have been in a continuous unrealized loss position for 12 months or longer at June 30, 2007 were securities that have been issued by the U.S. Treasury or municipalities and government-sponsored entities which have a AAA credit rating as determined by various rating agencies. These securities have fluctuated in value since their purchase dates because of changes in market interest rates. We concluded that the continuous unrealized loss position for the past 12 months on our securities is

NOTE 4—INVESTMENT SECURITIES (Continued)

a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay and are, therefore, temporarily impaired. In addition, we have the intent and ability to hold these securities until their fair value recovers to their cost. Accordingly, we have not recognized the temporary impairment in our consolidated statement of earnings.

NOTE 5—NET EARNINGS PER SHARE

The following is a summary of the calculation of basic and diluted net earnings per share for the quarter and six months ended June 30, 2007 and 2006:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Net earnings before cumulative effect of accounting change	$22,525	$14,451	$51,071	$31,712
Accounting change	—	—	—	142
Net earnings	$22,525	$14,451	$51,071	$31,854
Weighted average shares outstanding used for basic net earnings per share	28,885.9	22,509.2	28,876.6	20,952.2
Effect of restricted stock and dilutive stock options	129.9	227.7	130.8	256.3
Diluted weighted average shares outstanding	29,015.8	22,736.9	29,007.4	21,208.5
Basic earnings per share:
Net earnings before accounting change	$0.78	$0.64	$1.77	$1.51
Accounting change	—	—	—	0.01
Basic earnings per share	$0.78	$0.64	$1.77	$1.52
Diluted earnings per share:
Net earnings before accounting change	$0.78	$0.64	$1.76	$1.50
Accounting change(1)	—	—	—	—
Diluted earnings per share	$0.78	$0.64	$1.76	$1.50

(1)          Less than $0.01 per diluted share for the six months ended June 30, 2006.

In calculating the common stock equivalents for purposes of diluted earnings per share, we selected the transition method provided by FASB Staff Position FAS123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. Diluted earnings per share do not include all potentially dilutive shares that may result from outstanding stock options and restricted stock awards that may eventually vest. The number of common shares underlying stock options and shares of restricted stock which were outstanding but not included in the calculation of diluted net earnings per share were 761,627 and 637,900 for the quarters ended June 30, 2007 and 2006 and 760,735 and 609,313 for the six months ended June 30, 2007 and 2006.

NOTE 6—STOCK COMPENSATION

Accounting Change

We adopted SFAS No. 123 (revised 2004), Share Based Payment (“SFAS 123R”) on January 1, 2006. SFAS 123R applies to all stock-based compensation transactions in which an entity acquires employee or director services by either issuing stock or other equity instruments, such as stock options, restricted and performance stock, and/or stock appreciation rights, or incurring liabilities that are based on an entity’s

NOTE 6—STOCK COMPENSATION (Continued)

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

As permitted under formerly effective accounting rules, we did not consider estimated forfeitures of stock awards during the amortization period and recognized the effect of forfeitures as they occurred. As required by SFAS 123R we recognized the cumulative effect of estimated forfeitures for unvested restricted stock awards as of December 31, 2005, by increasing our first quarter 2006 earnings by $242,000. The after tax effect of this adjustment was to increase net earnings by $142,000, or less than $0.01 per diluted share. SFAS 123R also requires us to use estimated forfeitures in recognizing stock compensation expense beginning January 1, 2006, and to true-up such expense when forfeitures occur. Amortization expense for all restricted stock awards is estimated to be $8.6 million for 2007 and includes an estimate for forfeitures. As of June 30, 2007, unrecognized stock-based compensation expense was $36.2 million. When we made restricted stock awards prior to January 1, 2006, we established an unearned equity compensation contra account within our shareholders’ equity equal to the market value of our common stock underlying the award on the award date. SFAS 123R required us to eliminate the unearned equity compensation account on January 1, 2006, by reclassifying it to common stock. Such reclassification had no effect on the amount of the Company’s shareholders’ equity.

Time-based and Performance-based Restricted Stock.

At June 30, 2007, there were outstanding 323,255 shares of unvested time-based restricted common stock and 520,000 shares of unvested performance-based restricted common stock. The awarded shares of time-based restricted common stock vest over a service period of three to four years from the date of grant. The awarded shares of performance-based restricted common stock vest in full on the date the Compensation, Nominating and Governance (“CNG”) Committee of the Board of Directors, as Administrator of the Company’s 2003 Stock Incentive Plan (the “Plan”), determines that the Company achieved certain financial goals established by the CNG Committee and set forth in the grant documents. The 315,000 shares of unvested performance-based restricted stock awarded in 2006 expire in 2013 and are currently expected to vest in the first quarter of 2013. The 205,000 shares of unvested performance-based restricted stock awarded in 2007 expire in 2017 and are currently expected to vest in the first quarter of 2017. Performance-based restricted stock is forfeited if financial goals are not met during their term. All restricted common stock vests immediately upon a change in control of the Company as defined in the Plan. Restricted stock amortization totaled $2.4 million and $1.9 million for the quarters ended June 30, 2007 and 2006, and $4.6 million and $3.2 million for the six months ended June 30, 2007 and 2006.

The Plan permits stock-based compensation awards to officers, directors, key employees and consultants. The Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 3,500,000 shares of authorized but unissued Company common stock, subject to adjustments provided by the Plan. As of August 1, 2007, there were 716,062 shares available for grant under the Plan.

NOTE 7—BORROWINGS AND SUBORDINATED DEBENTURES

Borrowings.

At June 30, 2007, we had $302.7 million of borrowings outstanding composed of $384,000 of borrowings acquired in the BFI acquisition and $302.3 million of borrowings from the Federal Home Loan Bank of San Francisco (the “FHLB”) with an aggregate weighted average cost of 4.96%. The FHLB secured advances include overnight borrowings of $57.3 million and term advances of $245.0 million, of which $45.0 million will mature in December 2008. The weighted average cost of the FHLB term advances is 4.85%. The remaining $200 million is composed of two $100 million fixed-rate two year term advances, each with an option to be called by the FHLB on the first year anniversary dates of November and December 2007. If market interest rates are higher than the advances’ stated rates at that time, the advances will be called by the FHLB and the Bank will be required to repay the FHLB. If market interest rates are lower at their one year anniversary date, then the advances will not be called by the FHLB. If the advances are not called by the FHLB they will mature in November and December 2008. We may repay the advances with a prepayment penalty at any time. If the advances are called by the FHLB, there is no prepayment penalty. Our aggregate remaining secured borrowing capacity from the FHLB was $705.8 million at June 30, 2007. Additionally, the Bank maintains unsecured lines of credit in the aggregate of $120.0 million with three correspondent banks for the purchase of overnight funds. These lines are subject to availability of funds.

The Company has a revolving credit line with U.S. Bank, N.A. for $70.0 million. On August 2, 2007 we extended the maturity date of the credit line from August 2, 2007 to August 31, 2007. We expect to renew this line of credit for a one year period. This line is secured by a pledge of all of the outstanding capital stock of Pacific Western. The credit agreement requires the Company to maintain certain financial and capital ratios, among other covenants and conditions. Such covenants include minimum net worth ratios, maximum debt ratios, a minimum return on average assets, minimum and maximum credit quality ratios, and dividend payment limitations. As of June 30, 2007, we, and where applicable, Pacific Western, were in compliance with all covenants covering the agreement. We pay a quarterly fee of 25 basis points on the unused amounts. There were no amounts outstanding under the revolving credit line at June 30, 2007.

Subordinated Debentures.

The Company had an aggregate of $138.7 million subordinated debentures outstanding at June 30, 2007. During the second quarter of 2007 we redeemed for cash $10.3 million of subordinated debentures. The remaining subordinated debentures were issued in eight separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us or entities we have acquired, which in turn issued trust preferred securities, which totaled $131.0 million at June 30, 2007. These trust preferred securities are presently considered Tier 1 capital for regulatory purposes. With the exception of Trust I and Trust CI, the subordinated debentures are callable at par, only by the issuer, five years from the date of issuance, subject to certain exceptions. We are permitted to call the debentures in the first five years if the prepayment election relates to one of the following three events: (i) a change in the tax treatment of the debentures stemming from a change in the IRS laws; (ii) a change in the regulatory treatment of the underlying trust preferred securities as Tier 1 capital; and (iii) a requirement to register the underlying trust as a registered investment company. Trust I and Trust CI may not be called for 10 years from the date of issuance unless one of the three events described above has occurred and then a prepayment penalty applies. In addition, there is a prepayment penalty if either of these debentures is called 10 to 20 years from the date of their issuance and they may be called at par after 20 years. The proceeds of the subordinated debentures were used primarily to fund several of our

NOTE 7—BORROWINGS AND SUBORDINATED DEBENTURES (Continued)

acquisitions and to augment regulatory capital. The following table summarizes the terms of each issuance of the subordinated debentures outstanding June 30, 2007:

Series	Date issued	Amount	Maturity	Earliest Call Date without Penalty(1)	Fixed or Variable Rate		Rate Index	Current Rate(2)	Next Reset Date
	(Dollars in thousands)
Trust CI(4)	3/23/2000	$10,310	3/8/2030	3/8/2020	Fixed		N/A	11.00%	N/A
Trust I	9/7/2000	8,248	9/7/2030	9/7/2020	Fixed		N/A	10.60%	N/A
Trust F(3)	12/19/2002	8,248	12/26/2032	12/19/2007	Variable		3-month LIBOR +3.25	8.61%	9/24/2007
Trust V	8/15/2003	10,310	9/17/2033	9/17/2008	Variable		3-month LIBOR +3.10	8.46%	9/13/2007
Trust VI	9/3/2003	10,310	9/15/2033	9/15/2008	Variable		3-month LIBOR +3.05	8.41%	9/13/2007
Trust CII(4)	9/17/2003	5,155	9/17/2033	9/17/2009	Variable		3-month LIBOR +2.95	8.31%	9/13/2007
Trust VII	2/5/2004	61,856	4/23/2034	4/23/2009	Variable		3-month LIBOR +2.75	8.11%	9/26/2007
Trust CIII(4)	8/15/2005	20,619	9/15/2035	9/15/2010	Fixed	(5)	N/A	5.85%	9/15/2010
Unamortized premium(6)		3,635
Total		$138,691

(1)                As described above, certain issuances may be called earlier without penalty upon the occurrence of certain events.

(2)                As of July 26, 2007; excludes debt issuance costs.

(3)                Acquired in the Foothill acquisition.

(4)                Acquired in the Community Bancorp acquisition.

(5)                Interest rate is fixed until 9/15/2010 and then is variable at a rate of 3-month LIBOR + 1.69%.

(6)                This amount represents the fair value adjustment to the four trusts that we acquired during 2006.

As previously mentioned, the subordinated debentures were issued to trusts established by us, or entities we acquired, which in turn issued $131.0 million of trust preferred securities. These securities are currently included in our Tier I capital for purposes of determining the Company’s Tier I and total risk-based capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company’s banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, beginning March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity less certain intangibles, including goodwill, core deposit intangibles and customer relationship intangibles, net of any related deferred income tax liability. The regulations currently in effect through December 31, 2008, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for permitted intangibles. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at June 30, 2007. We expect that our Tier I capital ratios will be at or above the existing well-capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

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

NOTE 8—COMMITMENTS AND CONTINGENCES (Continued)

Commitments to extend credit amounting to $1.2 billion were outstanding at both June 30, 2007 and December 31, 2006. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since most commitments are never fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit and financial guarantees amounting to $75.7 million and $67.9 million were outstanding as of June 30, 2007 and December 31, 2006. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees expire within one year from the date of issuance. The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate that any material loss will result from the outstanding commitments to extend credit, standby letters of credit or financial guarantees.

The Company has investments in several small business investment companies and in low income housing project partnerships which provide the Company income tax credits. As of June 30, 2007 the Company had commitments to contribute capital to these entities totaling $933,000.

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

On August 12, 2005, the Company was notified by Progressive Casualty Insurance Company (“Progressive”), its primary insurance carrier with respect to the Gilbert Litigation that Progressive had determined that, based upon the allegations in the second amended complaint filed in the Gilbert Litigation, there was no coverage with respect to the Gilbert Litigation under the Company’s insurance policy with Progressive. Progressive also notified the Company that it was withdrawing its agreement to fund defense costs for the Gilbert Litigation and reserving its right to seek reimbursement from the

NOTE 8—COMMITMENTS AND CONTINGENCES (Continued)

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

NOTE 9—INCOME TAXES

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have determined that there are no significant uncertain tax positions requiring recognition in our financial statements.

Our evaluation was performed for those tax years which remain open to audit. Open tax years subject to examination are 2003 through 2006 for federal purposes and 2002 through 2006 for state purposes. The IRS is currently examining Foothill’s 2004 income tax return.

NOTE 9—INCOME TAXES (Continued)

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

The FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”) in February 2007. This statement permits companies to choose to measure many financial instruments and certain other items at fair value. Once a company chooses to report an item at fair value, changes in fair value would be reported in earnings at each reporting date. SFAS No. 159 is effective for us on January 1, 2008. We are presently evaluating this Statement and have not yet decided whether we will or will not elect the fair value option for eligible items at the date of adoption.

NOTE 11—DIVIDEND AND SHARE REPURCHASE PROGRAM APPROVAL

On August 2, 2007, our Board of Directors (a) declared a quarterly cash dividend of $0.32 per common share payable on payable on August 31, 2007, to shareholders of record at the close of business on August 16, 2007 and (b) authorized the repurchase of shares of First Community common stock worth up to $150.0 million over the next twelve months.  The stock repurchase program may be limited or terminated at any time without prior notice.

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

•       lower than expected revenues;

•       credit quality deterioration which could cause an increase in the allowance for credit losses and a reduction in net earnings;

•       increased competitive pressure among depository institutions;

•       the Company’s ability to complete announced acquisitions, to successfully integrate acquired entities, or to achieve expected synergies and operating efficiencies within expected time-frames or at all;

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

•       changes in the securities markets; and

•       regulatory approvals for any acquisitions cannot be obtained on the terms expected or on the anticipated schedule.

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

Pacific Western is a full-service community bank offering a broad range of banking products and services including: accepting time and demand deposits; originating commercial loans, including asset-based lending and factoring, real estate and construction loans, Small Business Administration guaranteed loans, or SBA loans, consumer loans, mortgage loans and international loans for trade finance; providing tax free real estate exchange accommodation services; and providing other business-oriented products. At June 30, 2007, our gross loans totaled $4.0 billion of which 22% consisted of commercial loans, 75% consisted of commercial real estate loans, including construction loans, and 1% consisted of consumer and other loans. These percentages also include some foreign loans, primarily to individuals or entities with business in Mexico, representing approximately 2% of total loans. Our portfolio’s value and credit quality is affected in large part by real estate trends in Southern California.

Pacific Western competes actively for deposits, and emphasizes solicitation of noninterest-bearing deposits. In managing the top line of our business, we focus on loan growth and loan yield, deposit cost, and net interest margin, as net interest income, on a year-to-date basis, accounts for 90% of our net revenues (net interest income plus noninterest income).

Key Performance Indicators

Among other factors, our operating results depend generally on the following:

The Level of Our Net Interest Income

Net interest income is the excess of interest earned on our interest-earning assets over the interest paid on our interest-bearing liabilities. Our primary interest-earning asset is loans. Our interest-bearing liabilities include deposits, borrowings, and subordinated debentures. We attempt to increase our net interest income by maintaining a high level of noninterest-bearing deposits. At June 30, 2007, approximately 43% of our deposits were noninterest-bearing. We use our borrowing capacity under various credit lines for short-term liquidity needs such as funding loan demand, managing deposit flows and interim acquisition financing. Net proceeds from our other long-term borrowings, consisting of subordinated debentures, were used to fund certain of our acquisitions. Our general policy is to price our deposits in the bottom half or third-quartile of our competitive peer group, resulting in deposit products that bear somewhat lower interest rates. While our deposit balances will fluctuate depending on deposit holders’ perceptions of alternative yields available in the market, we attempt to minimize these variances by attracting a high percentage of noninterest-bearing deposits.

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

Quarterly Period	Ratio
Second quarter 2007	48.7%
First quarter 2007	42.2%
Fourth quarter 2006	49.5%
Third quarter 2006	45.4%
Second quarter 2006	45.6%

The efficiency ratios for each of the quarters presented were affected by several items. The second quarter of 2007 efficiency ratio is impacted by $1.1 million in reorganization charges which increased the efficiency ratio by 146 basis points. The first quarter of 2007 includes a $6.6 million gain on the sale of a participating interest in commercial real estate loans, $1.9 million from the recognition of an unearned discount on the payoff of an acquired loan, and reorganization charges of $258,000, which together reduced the efficiency ratio by 446 basis points. The fourth quarter of 2006 efficiency ratio is impacted by securities losses and reorganization charges, which increased the ratio by 336 basis points. Reorganization charges in the second quarter of 2006 increased the efficiency ratio by 7 basis points. Additionally, the level of our noninterest expense has been influenced significantly by acquisitions; the four acquisitions we completed since the beginning of 2006 added $2.5 billion in assets and almost doubled the size of the Company.

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

Operating results include the operations of acquired entities from the dates of acquisition. See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1. Unaudited Condensed Consolidated Financial Statements.” The following table presents net earnings and summarizes per share data and key financial ratios:

	Quarter Ended			Six Months Ended June 30,
	6/30/07	3/31/07	6/30/06	2007	2006
	(In thousands, except per share data)
Net interest income	$66,454	$69,435	$58,038	$135,889	$109,990
Noninterest income	7,529	14,351	4,291	21,880	7,924
Net revenues	73,983	83,786	62,329	157,769	117,914
Provision for credit losses	—	—	9,500	—	9,600
Noninterest expense	35,997	35,393	28,444	71,390	54,615
Income taxes	15,461	19,847	9,934	35,308	21,987
Net earnings before accounting change	$22,525	$28,546	$14,451	$51,071	$31,712
Accounting change	—	—	—	—	142
Net earnings	$22,525	$28,546	$14,451	$51,071	$31,854
Average interest-earning assets	$4,119,662	$4,446,620	$3,430,264	$4,282,238	$3,261,186
Profitability measures:
Basic earnings per share:
Net earnings before accounting change	$0.78	$0.99	$0.64	$1.77	$1.51
Accounting change	—	—	—	—	0.01
Basic earnings per share	$0.78	$0.99	$0.64	$1.77	$1.52
Diluted earnings per share:
Net earnings before accounting change	$0.78	$0.98	$0.64	$1.76	$1.50
Accounting change(1)	—	—	—	—	—
Diluted earnings per share	$0.78	$0.98	$0.64	$1.76	$1.50
Net interest margin	6.47%	6.33%	6.79%	6.40%	6.80%
Return on average assets	1.75%	2.10%	1.39%	1.93%	1.64%
Return on average equity	7.6%	9.9%	7.5%	8.8%	9.5%
Efficiency ratio	48.7%	42.2%	45.6%	45.3%	46.3%

(1)          Less than $0.01 per diluted share for the six months ended June 30, 2006.

The decrease in net earnings and diluted earnings per share for the second quarter of 2007 compared to the first quarter of 2007 is attributed mostly to lower net interest income, lower noninterest income, and higher reorganization charges. The decrease in both net interest income and noninterest income relates to the sale of a participating interest of approximately $353 million in commercial real estate mortgage loans at the end of the first quarter of 2007; this sale generated an after-tax gain of $3.9 million and a portion of the proceeds were used to repay overnight borrowings. In addition, noninterest income decreased due to the gain from an unearned discount of $1.1 million (after tax) on a loan payoff recognized in the first quarter. The increases in net earnings and diluted earnings per share for both the second quarter and six months ended June 30, 2007 compared to the same periods of 2006 were driven by increased average loans, gain on sale of loans and a lower credit loss provision.

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

Quarter Ended
	6/30/07			3/31/07			6/30/06
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income(1)(2)	$3,945,574	$84,277	8.57%	$4,316,266	$90,949	8.55%	$3,163,362	$68,330	8.66%
Investment securities(2)	104,005	1,362	5.25%	113,278	1,376	4.93%	260,536	2,588	3.98%
Federal funds sold	69,585	909	5.24%	16,590	214	5.23%	5,898	66	4.49%
Other earning assets	498	6	4.83%	486	6	5.01%	468	5	4.29%
Total interest-earning assets	4,119,662	86,554	8.43%	4,446,620	92,545	8.44%	3,430,264	70,989	8.30%
Noninterest-earning assets:
Other assets	1,033,326			1,061,067			726,071
Total assets	$5,152,988			$5,507,687			$4,156,335
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits
Interest checking	$318,185	552	0.70%	$274,303	165	0.24%	$251,208	107	0.17%
Money market	1,062,334	7,872	2.97%	1,089,677	7,329	2.73%	820,823	3,654	1.79%
Savings	130,129	63	0.19%	138,517	58	0.17%	132,483	67	0.20%
Time certificates of deposit	507,162	5,244	4.15%	571,930	5,873	4.16%	409,367	3,308	3.24%
Total interest-bearing deposits	2,017,810	13,731	2.73%	2,074,427	13,425	2.62%	1,613,881	7,136	1.77%
Other interest-bearing liabilities	423,439	6,369	6.03%	677,663	9,685	5.80%	383,804	5,815	6.08%
Total interest-bearing liabilities	2,441,249	20,100	3.30%	2,752,090	23,110	3.41%	1,997,685	12,951	2.60%
Noninterest-bearing liabilities:
Demand deposits	1,464,362			1,530,242			1,342,328
Other liabilities	60,595			56,959			41,947
Total liabilities	3,966,206			4,339,291			3,381,960
Shareholders’ equity	1,186,782			1,168,396			774,375
Total liabilities and shareholders’ equity	$5,152,988			$5,507,687			$4,156,335
Net interest income		$66,454			$69,435			$58,038
Net interest spread			5.13%			5.03%			5.70%
Net interest margin			6.47%			6.33%			6.79%

(1)                Includes nonaccrual loans and loan fees.

(2)                Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

Second Quarter Analysis.   The decrease in net interest income compared to first quarter of 2007 was due mainly to a decline in interest income resulting from the sale of commercial real estate mortgage loans at the end of the first quarter. Interest expense also decreased as the proceeds from the loan sale were used to repay borrowings.

The increase in net interest income for the second quarter of 2007 compared to the same period in 2006 was mainly a result of higher interest income from loan growth offset by higher interest expense on funding sources. Average earning assets increased $689.4 million to $4.1 billion for the second quarter of 2007 when compared to the same period for 2006, due primarily to the increase in average loans. The increase in loans was predominately due to loans acquired. Notwithstanding the 25 basis point increase in our base lending rate since June 30, 2006, the yield on average loans declined 9 basis points for the second quarter of 2007 when compared to the same period of 2006 and is attributable to the loans acquired through our 2006 acquisitions and competitive pricing on new loans.

Interest expense increased $7.1 million for the second quarter of 2007 compared to the same period of 2006 as the volume of our funding sources increased to support loan growth and the cost of such funds increased due to higher market interest rates and competitive forces. Average interest-bearing deposits increased $403.9 million to $2.0 billion for the second quarter of 2007 when compared to the same period of 2006 and is attributed mostly to the deposits acquired in our 2006 acquisitions. This volume increase contributed $2.2 million to the increase in interest expense for the second quarter of 2007 when compared to the same period of 2006. We continue to increase rates on money market and selected time deposit account categories in response to competition. We used FHLB borrowings to fund loan demand and to manage liquidity in the absence of sufficient deposit flows.

Our net interest margin for the second quarter of 2007 was 6.47%, an increase of 14 basis points from the first quarter of 2007 and a decrease of 32 basis points when compared to the same period of 2006. The increase in the net interest margin in the second quarter of 2007 compared to the first quarter of 2007 is due, in part, to the effect of the first quarter sale of commercial real estate mortgage loans and the repayment of borrowings. The decrease in the net interest margin in the second quarter of 2007 compared to the second quarter of 2006 is due mainly to an increase in the cost of our funding sources mostly due to competitive pressure on deposit pricing. The average cost of deposits was 1.58% for the second quarter of 2007 compared to 1.51% for the first quarter of 2007 and 0.97% for the second quarter of 2006. Our relatively low cost of deposits is driven by demand deposit balances, which averaged 42% of average total deposits during the second quarter of 2007. The increases in the cost of deposits is due to competitive pressures and the deposit structures of the banks we acquired which tended to have a higher concentration of more costly time deposits.

	Six Months Ended June 30,
	2007			2006
		Interest	Average		Interest	Average
	Average	Income or	Yield or	Average	Income or	Yield or
	Balance	Expense	Cost	Balance	Expense	Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income(1)(2)	$4,129,896	$175,226	8.56%	$3,003,629	$128,279	8.61%
Investment securities(2)	108,616	2,738	5.08%	249,730	4,754	3.84%
Federal funds sold	43,234	1,123	5.24%	6,654	130	3.94%
Other earning assets	492	12	4.92%	1,173	20	3.44%
Total interest-earning assets	4,282,238	179,099	8.43%	3,261,186	133,183	8.24%
Noninterest-earning assets:
Other assets	1,047,120			659,364
Total assets	$5,329,358			$3,920,550
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Deposits
Interest checking	$296,365	717	0.49%	$225,169	143	0.13%
Money market	1,075,930	15,201	2.85%	802,090	6,261	1.57%
Savings	134,300	121	0.18%	120,136	115	0.19%
Time certificates of deposit	539,367	11,117	4.16%	410,746	6,246	3.07%
Total interest-bearing deposits	2,045,962	27,156	2.68%	1,558,141	12,765	1.65%
Other interest-bearing liabilities	549,849	16,054	5.89%	352,743	10,428	5.96%
Total interest-bearing liabilities	2,595,811	43,210	3.36%	1,910,884	23,193	2.45%
Noninterest-bearing liabilities:
Demand deposits	1,497,120			1,290,829
Other liabilities	58,787			40,751
Total liabilities	4,151,718			3,242,464
Shareholders’ equity	1,177,640			678,086
Total liabilities and shareholders’ equity	$5,329,358			$3,920,550
Net interest income		$135,889			$109,990
Net interest spread			5.07%			5.79%
Net interest margin			6.40%			6.80%

Six Months Analysis.   The increase in net interest income for the first six months of 2007 compared to the same period in 2006 was mainly a result of higher interest income from loan growth offset by higher interest expense on funding sources. Interest income increased $45.9 million due to average earning assets increasing $1.0 billion for the first six months of 2007 when compared to the same period for 2006. The increase, due almost entirely to the increase in average loans, was due to both organic growth and loans acquired.

Interest expense increased $20.0 million year-over-year due to both an increase in the cost and volume of our funding sources. The cost of our interest-bearing liabilities increased 91 basis points for the six months ended June 30, 2007, when compared to the same period of 2006; this increased interest expense $9.7 million. The cost of our interest-bearing deposits increased 103 basis points for the six months ended June 30, 2007, when compared to the same period for 2006 as a result of competitive deposit pricing. The cost of all of our deposits, including demand deposits, was 1.55% for the year-to-date 2007 period compared to 0.90% for the same period of 2006. The significant amount of noninterest-bearing deposits as a percentage of total average deposits, which was 42% for the first half of 2007, helps control our overall deposit costs. Average other interest bearing liabilities, which include FHLB advances and subordinated debt, increased $197.1 million; this increased interest expense $5.3 million. The cost of our FHLB advances and subordinated debt decreased 7 basis points to 5.89% and is due to the redemption of our higher costing subordinated debt. We have redeemed $30.9 million in subordinated debt since June 30, 2006.

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

As a result of applying our methodology, we recorded no provision for credit losses during the first six months of 2007 and $9.6 million during the comparable 2006 period. The provision for credit losses during the first six months of 2006 was made in response to an increase in nonaccrual loans, the credit quality of an acquired portfolio, our analysis of then current market conditions related to real estate loans, and organic loan growth.

Provisions for credit losses may be required in the future based on loan and unfunded commitment growth and the effect changes in economic conditions, such as the level of interest rates, real estate values, employment levels, and business productivity, have on the ability of borrowers to repay their loans.

Noninterest Income.   The following table summarizes noninterest income by category for the periods indicated:

	Quarter Ended(1)
	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
	(Dollars in thousands)
Service charges and fees on deposit accounts	$2,850	$2,817	$2,878	$2,412	$1,986
Other commissions and fees	1,976	1,323	1,847	1,495	1,596
Gain on sale of loans, net	1,779	7,525	—	—	—
Loss on sale of securities	—	—	(2,332)	—	—
Increase in cash surrender value of life insurance	627	616	637	616	531
Other income	297	2,070	865	124	178
Total noninterest income	$7,529	$14,351	$3,895	$4,647	$4,291

(1)          Our quarterly results include Cedars subsequent to January 4, 2006, Foothill subsequent to May 9, 2006, and Community Bancorp subsequent to October 26, 2006 and BFI subsequent to June 25, 2007.

Noninterest income for the second quarter of 2007 totaled $7.5 million compared to $14.4 million in the first quarter of 2007 and $4.3 million earned for the second quarter of 2006. The $6.8 million decrease compared to the first quarter of 2007 is due mostly to a decline in gain on sale of loans and other income. The first quarter of 2007 gain on sale of loans includes a $6.6 million gain on the sale of a participating interest in commercial real estate mortgage loans and net gains of $876,000 on the sale of SBA loans; this compares to net gains of $1.8 million on the sale of SBA loans in the second quarter of 2007. SBA loan sale volume was $51.0 million and $24.7 million for the second and first quarters of 2007. The SBA loan sale function was obtained through the Community Bancorp acquisition and we expect such sales to continue, although SBA loan sale income will vary depending on quarterly production. The other income category includes $1.9 million in the first quarter of 2007 and $642,000 in the fourth quarter of 2006 regarding unearned discount taken into income on the payoff of two acquired loans; there is no such item in any of the other periods presented. The other commissions and fees category increased from the first quarter of 2007 due mainly to higher net servicing income; such income increased $408,000 due to: (i) additional servicing revenue from servicing the commercial real estate mortgage loan participations sold in the first quarter of 2007; and (ii) lower servicing asset amortization/impairment charges. The increase in noninterest income compared to the second quarter of 2006 is due to higher gain on loan sales and increased fee volume due to our balance sheet growth.

Noninterest Expense.   The following table summarizes noninterest expense by category for the periods indicated:

	Quarter Ended(1)
	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
	(Dollars in thousands)
Compensation	$18,267	$18,922	$19,702	$15,708	$14,865
Occupancy	4,725	4,761	4,437	3,809	3,905
Furniture and equipment	1,195	1,293	1,219	1,073	981
Data processing	1,467	1,558	1,490	1,773	1,719
Other professional services	1,795	1,437	1,407	1,529	1,016
Business development	849	707	564	327	353
Communications	841	832	889	839	749
Insurance and assessments	378	413	441	716	492
Intangible asset amortization	2,305	2,174	2,171	1,791	1,577
Reorganization costs	1,083	258	1,415	—	407
Other	3,092	3,038	2,978	2,562	2,380
Total noninterest expense	$35,997	$35,393	$36,713	$30,127	$28,444
Efficiency ratio	48.7%	42.2%	49.5%	45.5%	45.6%

(1)          Our quarterly results include Cedars subsequent to January 4, 2006, Foothill subsequent to May 9, 2006, and Community Bancorp subsequent to October 26, 2006 and BFI subsequent to June 25, 2007.

Noninterest expense for the second quarter of 2007 totaled $36.0 million compared to $35.4 million for the first quarter of 2007 and $28.4 million for the second quarter of 2006. The increase compared to the first quarter of 2007 is due to higher reorganization and other professional services expense offset by lower compensation expense. Reorganization charges for the second quarter of 2007 represent mostly severance costs associated with the elimination of staff positions in branch locations and lending units at the end of the second quarter of 2007. This workforce reduction is expected to result in lower compensation costs of approximately $1.2 million per quarter going forward. Reorganization charges for the first quarter of 2007 represent the estimated cost to consolidate our Escondido branches to one location and certain cost savings are reflected in the decline in occupancy and furniture expenses in the second quarter of 2007 compared to the previous quarter. The reorganization costs for the fourth quarter of 2006 represented severance costs associated with the Community Bancorp acquisition, the consolidation of branch offices, and other costs associated with Pacific Western Bank’s charter-conversion and merger with First National Bank.

Other professional services expense is higher in the second quarter of 2007 compared to the first quarter due to consulting services related to the Company’s reorganization efforts and marketing program.

The increase in noninterest expense for the second quarter of 2007 compared to the same quarter of 2006 relates mainly to higher compensation, increased occupancy costs and increases in most other expense categories. These increases are due to a combination of acquisitions, business growth, and reorganization charges. The second quarter of 2006 included approximately $930,000 of merger-related and consolidation costs comprised of (a) compensation, including retention bonuses, for employees assisting in the Foothill conversion, and (b) accruals, primarily facilities related, for consolidating five locations into other branches. The increase in compensation resulted from additional staff added through acquisitions, pay rate increases, and increased benefits costs. Our branch network has expanded through acquisitions to 61 offices.

Noninterest expense includes amortization of time-based and performance-based restricted stock, which is included in compensation, and intangible asset amortization. Restricted stock amortization totaled $2.4 million for the second quarter of 2007 compared to $2.1 million for the first quarter of 2007 and $1.9 million for the second quarter of 2006. The increase compared to the prior quarters resulted largely from additional awards made during the first quarter of 2007. Amortization expense for all restricted stock awards is estimated to be $8.6 million for 2007. Intangible asset amortization is estimated to be $9.0 million for 2007, excluding amortization expense for any customer relationship intangible from the BFI acquisition. We are in the process of determining the value of BFI’s customer relationship intangible. Once such amount is determined and recorded, it will increase the amount of intangible asset amortization expense for 2007. The 2007 estimates of both restricted stock award expense and intangible asset amortization are subject to change.

Income Taxes.   Our statutory income tax rate is approximately 42.0%, representing a blend of the statutory federal income tax rate of 35.0% and the California income tax rate of 10.84%. Due to the exclusion from taxable income of income on certain investments, our actual effective income tax rates was approximately 41% for both the quarters and six months ended June 30, 2007 and 2006.

Balance Sheet Analysis

Loans.   The following table presents the balance of each major category of loans at the dates indicated:

	At June 30, 2007		At December 31, 2006
	Amount	% of total	Amount	% of total
	(Dollars in thousands)
Loan Category:
Domestic:
Commercial	$849,941	22%	$752,817	18%
Real estate, construction	839,564	22	939,463	22
Real estate, mortgage	2,039,876	53	2,374,010	57
Consumer	46,355	1	45,984	1
Foreign:
Commercial	69,236	2	83,359	2
Other, including real estate	5,848	*	6,778	*
Gross loans	3,850,820	100%	4,202,411	100%
Less: unearned income	(9,203)		(12,868)
Less: allowance for loan losses	(52,431)		(52,908)
Total net loans	$3,789,186		$4,136,635
Loans held for sale	$116,834		$173,319

*                    Amount is less than 1%.

Total loans, net of unearned income and including loans held for sale, decreased $404.4 million to $4.0 billion at June 30, 2007, from December 31, 2006. The decrease is primarily due to net sales of loans from our loans held for sale portfolio and the sale of a 95% participation in commercial real estate mortgage loans totaling $353.3 million in the first quarter of 2007.

Total loans, net of unearned income and including loans held for sale, increased $4.4 million during the second quarter of 2007. The increase is a combination of $86.6 million in loans added to the portfolio through the BFI acquisition, offset by declines in our construction loan portfolio, foreign loan portfolio and loans held for sale. The decline in construction loans is due to reduced emphasis on residential construction. Of the $839.6 million in construction loans outstanding at June 30, 2007, non-owner occupied single family residential construction loans total $178.9 million and non-owner occupied land acquisition and development loans total $78.8 million. Our foreign loans are primarily to individuals and entities located in Mexico. All of our foreign loans are denominated in U.S. dollars and the majority are collateralized by assets located in the United States or guaranteed or insured by businesses located in the United States. In addition to our outstanding foreign loans, our foreign loan commitments totaled $17.0 million at June 30, 2007. We continue to let our foreign loan portfolio repay in the ordinary course of business without making any new privately-insured foreign loans other than those under existing commitments.

Loans held for sale include the principal amount outstanding net of unearned income and are carried at the lower of cost or market on an aggregate basis. Loans held for sale are composed primarily of SBA loans that fall into two categories, loans originated under the SBA’s 7a Program (“7a Loans”) and loans originated under the SBA’s 504 Program (“504 Loans”). SBA 7a Loans are commercial business loans generally made for the purpose of purchasing real estate to be occupied by the business owner, providing working capital, and/or purchasing equipment, accounts receivable or inventory. SBA 504 Loans are collateralized by commercial real estate and are generally made to business owners for the purpose of purchasing or improving real estate for their use and for equipment used in their business.

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

The Company’s determination of the allowance for loan losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform a sensitivity analysis to provide insight regarding the impact adverse changes in risk ratings may have on our allowance for loan losses. The sensitivity analysis has inherent limitations and is based on various assumptions as of a point in time and, accordingly, it is not necessarily representative of the impact loan risk rating changes may have on the allowance for loan losses. At June 30, 2007, in the event that 1 percent of our loans were downgraded from the pass to substandard category within our current allowance methodology, the allowance for loan losses would increase by approximately $8.9 million. Given current processes employed by the Company, management believes the risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions that could be significant to the Company’s financial statements.

At June 30, 2007, the allowance for credit losses was comprised of the allowance for loan losses of $52.4 million and the reserve for unfunded loan commitments of $8.3 million.

The following table presents the changes in our allowance for loan losses for the periods indicated:

	As of or for the
	Quarter Ended June 30, 2007	Year Ended 12/31/06	Quarter Ended June 30, 2006
	(Dollars in thousands)
Balance at beginning of period	$50,352	$27,303	$31,501
Loans charged off:
Commercial	(285)	(1,083)	(333)
Real estate—construction	—	(144)	(29)
Consumer	(21)	(189)	(39)
Foreign	—	(1,691)	(898)
Total loans charged off	(306)	(3,107)	(1,299)
Recoveries on loans charged off:
Commercial	344	1,361	508
Consumer	26	171	20
Foreign	30	187	—
Total recoveries on loans charged off	400	1,719	528
Net recoveries (charge-offs)	94	(1,388)	(771)
Provision for loan losses	—	7,977	7,620
Additions due to acquisitions	2,146	19,016	5,098
Reduction for loans sold	(161)	—	—
Balance at end of period	$52,431	$52,908	$43,448
Ratios:
Allowance for loan losses to loans, net	1.36%	1.26%	1.26%
Allowance for loan losses to nonaccrual loans	211.4%	239.5%	278.3%
Annualized net recoveries (charge-offs) to average loans	0.01%	(0.04)%	(0.10)%

We did not record a credit loss provision during the second quarter 2007. The provision recorded in the second quarter of 2006 was based on our reserve methodology, which considers the level of classified, criticized, and nonaccrual loans as well as total loan volumes and market conditions. Management believes that the allowance for loan losses is adequate. In making its evaluation, management considers certain quantitative and qualitative factors including the Company’s historical loss experience, the volume and type of lending conducted by the Company, the amounts of classified and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values, and other factors regarding the collectibility of loans in the Company’s portfolio.

In addition to the allowance for credit losses, we have a nonaccretable discount, representing the excess of the unpaid balances over the estimated fair values of certain acquired loans. Such nonaccretable discount totals $631,000 at June 30, 2007, and is an offset against the individual loan balances. At June 30, 2007 the gross amount of these loans is $4.0 million and their carrying value amount is $3.4 million.

The following table presents the changes in our reserve for unfunded loan commitments for the periods indicated:

	As of or for the
	Quarter Ended June 30, 2007	Year Ended 12/31/06	Quarter Ended June 30, 2006
	(Dollars in thousands)
Balance at beginning of period	$8,271	$5,668	$6,436
Provision	—	1,623	1,880
Additions due to acquisitions	—	980	159
Balance at end of period	$8,271	$8,271	$8,475

The following table presents the changes in our allowance for credit losses:

	As of or for the
	Quarter Ended June 30, 2007	Year Ended 12/31/06	Quarter Ended June 30, 2006
	(Dollars in thousands)
Balance at beginning of period	$58,623	$32,971	$37,937
Provision for credit losses	—	9,600	9,500
Net recoveries (charge-offs)	94	(1,388)	(771)
Additions due to acquisitions	2,146	19,996	5,257
Reduction for loans sold	(161)	—	—
Balance at end of period	$60,702	$61,179	$51,923
Allowance for credit losses to loans, net of unearned income	1.58%	1.46%	1.51%
Allowance for credit losses to nonaccrual loans	244.8%	276.9%	332.6%
Allowance for credit losses to nonperforming assets	244.8%	276.9%	332.6%

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

Nonaccrual loans decreased to $24.8 million, or 0.63% of loans, net of unearned income, at June 30, 2007, from $27.6 million, or 0.70% of loans, net of unearned income, at March 31, 2007. Of the $24.8 million in nonaccrual loans at June 30, 2007, $7.7 million is insured or guaranteed by the SBA or a public insurance company.

As of June 30, 2007, we had no loans past due 90 days and still accruing interest. Management is not aware of any additional significant loss potential that has not already been considered in the estimation of the allowance for credit losses. We believe credit loss reserves are adequate on our nonperforming loans to cover any loss exposure as measured by our methodology.

The following table shows the historical trends in our loans, allowance for credit losses, nonperforming assets and key credit quality statistics as of and for the periods indicated:

	As of or for the
	Quarter Ended June 30, 2007	Quarter Ended March 31, 2007	Year Ended 12/31/06	Quarter Ended June 30, 2006
	(Dollars in thousands)
ALLOWANCE FOR CREDIT LOSSES:
Allowance for loan losses	$52,431	$50,352	$52,908	$43,448
Reserve for unfunded loan commitments	8,271	8,271	8,271	8,475
Allowance for credit losses	$60,702	$58,623	$61,179	$51,923
NONPERFORMING ASSETS:
Nonaccrual loans	$24,796	$27,572	$22,095	$15,613
Other real estate owned	—	479	—	—
Total nonperforming assets	$24,796	$28,051	$22,095	$15,613
Allowance for credit losses to loans, net of unearned income	1.58%	1.54%	1.46%	1.51%
Allowance for credit losses to nonaccrual loans	244.8%	212.6%	276.9%	332.6%
Allowance for credit losses to nonperforming assets	244.8%	209.0%	276.9%	332.6%

Deposits.   The following table presents the balance of each major category of deposits at the dates indicated:

	At June 30, 2007		At March 31, 2007		At December 31, 2006
	Amount	% of deposits	Amount	% of deposits	Amount	% of deposits
			(Dollars in thousands)
Noninterest-bearing	$1,454,263	43%	$1,524,895	41%	$1,571,361	43%
Interest-bearing:
Interest checking	343,113	10	273,270	7	295,364	8
Money market accounts	1,016,064	29	1,182,324	33	1,090,648	29
Savings	124,277	4	136,822	4	140,820	4
Time deposits under $100,000	171,649	5	227,387	6	235,176	6
Time deposits over $100,000	301,386	9	334,324	9	352,364	10
Total interest-bearing	1,956,489	57	2,154,127	59	2,114,372	57
Total deposits	$3,410,752	100%	$3,679,022	100%	$3,685,733	100%

At the end of the first quarter of 2007 we introduced new checking products to small business customers located around our branch offices. At June 30, 2007, balances in this new product are included in both the noninterest-bearing and interest checking categories above and totaled $145.8 million, of which $30.1 million were new deposits. Approximately $36.2 million of our non-interest bearing DDA accounts transferred to the new deposit product in the interest checking category during the second quarter of 2007. The decrease in time deposits reflects our strategy to reduce higher-cost deposits obtained in our acquisitions and the maturity of $55.0 million in brokered deposits since December 31, 2006. We have $12.0 million in brokered deposits that will mature in August 2007.

At June 30, 2007, deposits of foreign customers, primarily located in Mexico and Canada, totaled $117.6 million or 3% of total deposits.

Regulatory Matters

The regulatory capital guidelines as well as the actual capital ratios for Pacific Western, and the Company as of June 30, 2007, are as follows:

	Minimum Regulatory Requirements	Actual
	Well Capitalized	Pacific Western	Company Consolidated
Tier 1 leverage capital ratio	5.00%	12.46%	12.82%
Tier 1 risk-based capital ratio	6.00%	12.30%	12.56%
Total risk-based capital	10.00%	13.55%	13.82%

The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities, which totaled $131.0 million at June 30, 2007. This includes $43.0 million of trust preferred securities acquired in the Foothill and Community Bancorp acquisitions. Our trust preferred securities are currently included in our Tier I capital for purposes of determining the Company’s Tier I and total risk-based capital ratios. The FRB, which is the holding company’s banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, effective March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity, less goodwill net of any related deferred income tax liability. The regulations currently in effect through December 31, 2008 limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at June 30, 2007. We expect that our Tier I capital ratios will be at or above the existing well capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

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

Historically, the primary liquidity source of the Bank has been its core deposit base. The Bank has not relied on significant amounts of large denomination time deposits. At June 30, 2007 the Bank’s brokered deposits totaled $12.0 million and mature by August 2007. To meet short-term liquidity needs, the Bank maintains balances what we believe are adequate balances in Federal funds sold, interest-bearing deposits in other financial institutions and investment securities having maturities of five years or less. On a consolidated basis, liquid assets (cash, Federal funds sold, interest-bearing deposits in financial institutions and investment securities available-for-sale) as a percentage of total deposits were 6.6% as of June 30, 2007.

As an additional source of liquidity, the Company maintains a revolving credit line with U.S. Bank, N.A. for $70.0 million. Additionally, the Bank maintains unsecured lines of credit of $120.0 million with correspondent banks for the purchase of overnight funds. These lines are subject to availability of funds. The Bank has also established secured borrowing relationships with the FHLB pursuant to which the Bank may borrow up to approximately $1.0 billion.

The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from the Bank and our ability to raise capital, issue subordinated debt and secure outside borrowings. The ability of the Company to obtain funds for the payment of dividends to our shareholders and for other cash requirements is largely dependent upon the Bank’s earnings. Pacific Western is subject to restrictions under certain federal and state laws and regulations which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. Dividends paid by state banks, such as Pacific Western, are regulated by the Department of Financial Institutions, or the DFI, under its general supervisory authority as it relates to a bank’s capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During 2007, First Community received dividends of $60.0 million from the Bank. The amount of dividends available for payment by the Bank to the holding company at June 30, 2007, was $132.8 million.

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

On August 2, 2007, our Board of Directors authorized the repurchase of shares of First Community common stock worth up to $150.0 million over the next twelve months, subject to market conditions and corporate and regulatory requirements.  The stock repurchase program may be limited or terminated at any time without prior notice.

Contractual Obligations.   The known contractual obligations of the Company at June 30, 2007, are as follows:

	At June 30, 2007 and Due
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(In thousands)
Short-term debt obligations	$57,684	$—	$—	$—	$57,684
Brokered deposits	12,000	—	—	—	12,000
Long-term debt obligations	—	245,000	—	138,691	383,691
Operating lease obligations	12,675	23,094	18,336	30,472	84,577
Other contractual obligations	4,085	9,457	788	—	14,330
Total	$86,444	$277,551	$19,124	$169,163	$552,282

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

Off-Balance Sheet Arrangements

Our obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded. At June 30, 2007, our loan-related commitments, including standby letters of credit and financial guarantees, totaled $1.2 billion. The commitments which result in a funded loan increase our profitability through net interest income. Therefore, during the year, we manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources have been and are expected to be sufficient to meet the cash requirements of our lending activities.

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

Market risk sensitive instruments are generally defined as derivatives and other financial instruments, which include investment securities, loans, deposits, and borrowings. At June 30, 2007, we had not used any derivatives to alter our interest rate risk profile or for any other reason. However, both the repricing characteristics of our fixed rate loans and floating rate loans, as well as our significant percentage of noninterest-bearing deposits compared to interest-earning assets, may influence our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, interest-bearing deposits in financial institutions, Federal Home Loan Bank stock, investment securities, deposits, borrowings, and subordinated debentures.

We measure our interest rate risk position on a monthly basis using three methods: (i) net interest income simulation analysis; (ii) market value of equity modeling; and (iii) traditional gap analysis. The results of these analyses are reviewed by the Executive ALM Committee monthly and the Board ALCO quarterly. If hypothetical changes to interest rates cause changes to our simulated net present value of equity and/or net interest income outside our pre-established limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits. We evaluated the results of our net interest income simulation and market value of equity models prepared as of June 30, 2007. These simulation models demonstrate that our balance sheet is asset-sensitive. Approximately 44% of our loan portfolio is eligible to reprice immediately as our base lending rate changes. An asset-sensitive balance sheet suggests that in a rising interest rate environment, our net interest margin would increase, and during a falling or sustained low interest rate environment, our net interest margin would decrease.

Net interest income simulation.   We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of June 30, 2007. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

This analysis calculates the difference between net interest income forecasted using both increasing and declining interest rate scenarios and net interest income forecasted using a base market interest rate derived from the current treasury yield curve. In order to arrive at the base case, we extend our balance sheet at June 30, 2007 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products’ pricing as of June 30, 2007. Based on such repricings, we calculated an estimated net interest income and net interest margin. The effects of certain balance sheet attributes, such as fixed-rate loans, floating rate loans that have reached their floors and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that may vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

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

The following table presents as of June 30, 2007, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points.

Interest rate scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$284,839	7.9%	6.98%	0.51%
Up 200 basis points	$278,014	5.3%	6.81%	0.34%
Up 100 basis points	$271,170	2.7%	6.64%	0.17%
BASE CASE	$264,017	—	6.47%	—
Down 100 basis points	$257,416	(2.5)%	6.31%	(0.16)%
Down 200 basis points	$250,635	(5.1)%	6.14%	(0.33)%
Down 300 basis points	$247,713	(6.2)%	6.07%	(0.40)%

Our simulation results as of June 30, 2007 indicate our interest rate risk position was asset sensitive as the simulated impact of an immediate upward movement in interest rates would result in increases in net interest income over the subsequent 12 month period while an immediate downward movement in interest rates would result in a decrease in net interest income over the next 12 months. In comparing the June 30, 2007, simulation results to March 31, 2007, we have become less asset sensitive. The decrease in our asset sensitivity is mostly a result of the decline in Federal funds sold and noninterest-bearing deposits as compared to March 31, 2007.

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

The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at June 30, 2007. The following table shows the projected change in the market value of equity for the set of rate shocks presented as of June 30, 2007:

Interest rate scenario	Estimated Market Value	Percentage change From Base	Percentage of total assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$1,563,690	1.1%	30.4%	127.6%
Up 200 basis points	$1,559,877	0.9%	30.3%	127.3%
Up 100 basis points	$1,556,152	0.6%	30.3%	127.0%
BASE CASE	$1,546,159	—	30.1%	126.2%
Down 100 basis points	$1,520,768	(1.6)%	29.6%	124.1%
Down 200 basis points	$1,488,931	(3.7)%	28.9%	121.5%
Down 300 basis points	$1,450,440	(6.2)%	28.2%	118.4%

The results of our market value of equity model indicate that an immediate and sustained increase in interest rates would increase the market value of equity from the base case while a decrease in interest rates would decrease the market value of equity.

Gap analysis.   As part of the interest rate management process, we use a gap analysis. A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest-sensitive assets and interest-bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match the volume of interest sensitive assets and interest bearing liabilities repricing over different time intervals. The following table illustrates the volume and repricing characteristics of our balance sheet at June 30, 2007 over the indicated time intervals:

	At June 30, 2007
	Amounts Maturing or Repricing In
	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Non- sensitive(1)	Total
	(Dollars in thousands)
ASSETS
Cash and deposits in financial institutions	$422	$—	$—	$—	$132,727	$133,149
Federal funds sold	9,900	—	—	—	—	9,900
Investment securities	30,248	24,300	21,605	23,895	—	100,048
Loans, net of unearned income	1,891,682	312,063	1,034,812	719,894	—	3,958,451
Other assets	—	—	—	—	942,227	942,227
Total assets	$1,932,252	$336,363	$1,056,417	$743,789	$1,074,954	$5,143,775
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$—	$—	$—	$—	$1,454,263	$1,454,263
Interest-bearing demand, money market and savings	1,483,454	—	—	—	—	1,483,454
Time deposits	232,202	208,642	32,191	—	—	473,035
Borrowings	57,684	—	245,000	—	—	302,684
Subordinated debentures	95,879	—	20,619	18,558	3,635	138,691
Other liabilities	—	—	—	—	66,542	66,542
Shareholders’ equity	—	—	—	—	1,225,106	1,225,106
Total liabilities and shareholders’ equity	$1,869,219	$208,642	$297,810	$18,558	$2,749,546	$5,143,775
Period gap	$63,033	$127,721	$758,607	$725,231	$(1,674,592)
Cumulative interest-earning assets	$1,932,252	$2,268,615	$3,325,032	$4,068,821
Cumulative interest-bearing liabilities	$1,869,219	$2,077,861	$2,375,671	$2,394,229
Cumulative gap	$63,033	$190,754	$949,361	$1,674,592
Cumulative interest-earning assets to cumulative interest-bearing liabilities	103.4%	109.2%	140.0%	169.9%
Cumulative gap as a percent of:
Total assets	1.2%	3.7%	18.5%	32.6%
Interest-earning assets	1.5%	4.7%	23.3%	41.2%

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

In using this interest rate risk management tool, we focus on the gap sensitivity identified as the cumulative one year gap. The preceding table indicates that we had a positive one year cumulative gap of $190.8 million, or 3.7% of total assets, at June 30, 2007 compared to $90.9 million, or 1.6% total assets, at December 31, 2006. The increase is mainly due to the sale of commercial real estate mortgage loans and the repayment of overnight borrowings. This gap position suggests that we are asset-sensitive and if rates were to increase, our net interest margin would most likely increase. Conversely, if rates were to fall during this period, interest income would decline by a greater amount than interest expense and net income would decrease. The ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities maturing or repricing within one year at June 30, 2007 is 109.2%. This one year gap position indicates that interest income is likely to be affected to a greater extent than interest expense for any changes in interest rates within one year from June 30, 2007.

We have two $100 million fixed-rate two year term advances, each with an option to be called by the FHLB on the first year anniversary dates of November and December 2007.  If market interest rates are higher than the advances’ stated rates at that time, the advances will be called by the FHLB and the Bank will be required to repay the FHLB.  If market interest rates are lower at their one year anniversary date, then the advances will not be called by the FHLB.  If the advances are not called by the FHLB they will mature in November and December 2008.  Based on the current level of interest rates, these advances would be called by the FHLB in November and December 2007.  In such an event, however, we would refinance these advances with the FHLB on a long-term basis.  However, had these advances been classified as maturing in the over-3-months-to-12-months category in the above gap table, our cumulative on-year gap would be negative $9.2 million rather than the positive $190.8 million shown above.

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

ITEM 3.                Quantitative and Qualitative Disclosures about Market Risk

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

ITEM 2.                Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Repurchases of Common Stock

Through the Company’s Directors Deferred Compensation Plan, or the DDCP, participants in the plan may reinvest deferred amounts in the Company’s common stock. The Company has the discretion whether to track purchases of common stock as if made, or to fully fund the DDCP via purchases of stock with deferred amounts. Purchases of Company common stock by the rabbi trust of the DDCP are considered repurchases of common stock by the Company since the rabbi trust is an asset of the Company. Actual purchases of Company common stock via the DDCP are made through open market purchases pursuant to the terms of the DDCP, which includes a predetermined formula and schedule for the purchase of such stock in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. Pursuant to the terms of the DDCP, generally purchases are actually made or deemed to be made in the open market on the 15th of the month (or the next trading day) following the day on which deferred amounts are contributed to the DDCP, beginning March 15 of each year. The table below summarizes the purchases actually made by the DDCP for the quarter ended June 30, 2007.

	Total Shares Purchased	Average Price Per Share
April 1 – April 30, 2007	—	$—
May 1 – May 31, 2007	—	$—
June 1 – June 30, 2007	3,439	$57.10
Total	3,439	$57.10

On May 3, 2007, the share repurchase program authorized and announced on May 3, 2006 expired. During the 12 months this program was in effect, we repurchased 277,500 shares of our Company stock.

On August 2, 2007, our Board of Directors authorized the repurchase of shares of First Community common stock worth up to $150.0 million over the next twelve months, subject to market conditions and corporate and regulatory requirements.  The stock repurchase program may be limited or terminated at any time without prior notice.

ITEM 4.                Submission of Matters to a Vote of Security Holders

(a)           The Company held its annual meeting of shareholders on May 16, 2007.

(b)          The following directors were elected at the annual meeting to serve until the next annual meeting of shareholders and thereafter until their successors are duly elected and qualified:

Mark N. Baker
Gary W. Deems
Stephen M. Dunn
John M. Eggemeyer
Barry C. Fitzpatrick
George E. Langley
Susan E. Lester
Timothy B. Matz
Arnold W. Messer
Daniel B. Platt
Robert A. Stine
Matthew P. Wagner
David S. Williams

(c)           At the annual meeting, shareholders voted on: (1) the election of the Company’s directors; and (2) to approve the material terms of First Community’s 2007 Executive Incentive Plan to ensure the Company can deduct payments made pursuant thereto as compensation expense under Section 162(m) of the Internal Revenue Code. All nominees for director were elected and the other measure was approved. The results of the voting were as follows:

Matter	Votes For	Votes Against	Withheld	Abstentions	Broker Non-votes
Election of Directors:
Mark N. Baker	22,294,320	—	262,387	—	—
Gary W. Deems	22,468,837	—	87,920	—	—
Stephen M. Dunn	22,500,074	—	56,683	—	—
John M. Eggemeyer	21,332,195	—	1,224,562	—	—
Barry C. Fitzpatrick	22,498,886	—	57,871	—	—
George E. Langley	22,446,865	—	109,892	—	—
Susan E. Lester	22,347,773	—	208,984	—	—
Timothy B. Matz	21,332,969	—	1,223,788	—	—
Arnold W. Messer	22,499,375	—	57,832	—	—
Daniel B. Platt	22,341,423	—	215,334	—	—
Robert A. Stine	22,345,385	—	211,372	—	—
Matthew P. Wagner	22,498,409	—	58,348	—	—
David S. Williams	22,345,605	—	211,152	—	—
To approve the material terms of First Community’s 2007 Executive Incentive Plan	16,863,581	666,192	—	267,645	4,759,339

ITEM 6.                Exhibits.

Exhibit Number	Description
3.1	Restated Articles of Incorporation of First Community Bancorp, dated April 26, 2006 (Exhibit 3.1 to Form 10 Q filed on May 5, 2006 and incorporated herein by this reference).
3.2	Amended and Restated Bylaws of First Community Bancorp, dated May 2, 2007 (Exhibit 3.2 to Current Report on Form 8-K filed on May 18, 2007 and incorporated herein by this reference).
10.1	Amendment No. 2, dated as of August 2, 2007, to the Amended and Restated Revolving Credit Agreement between First Community Bancorp and U.S. Bank, N.A.
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY BANCORP
Date: August 6, 2007
/s/ VICTOR R. SANTORO
Victor R. Santoro
Executive Vice President and Chief Financial Officer