Form 10-Q
period 2007-09-30
FIRST COMMUNITY BANCORP /CA/
filed 2007-11-08
CIK 1102112

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 00-30747

FIRST COMMUNITY BANCORP
(Exact name of registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	33-0885320 (I.R.S. Employer Identification Number)
401 West "A" Street San Diego, California (Address of principal executive offices)	92101 (Zip Code)
(619) 233-5588 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "Accelerated Filer and Large Accelerated Filer" in Rule 12b-2 of the Exchange Act. (check one): Large Accelerated Filer ☒ Accelerated Filer ☐ Non-accelerated Filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        As of November 1, 2007 there were 27,966,667 shares of the registrant's common stock outstanding, excluding 866,187 shares of unvested restricted stock.

PART I—FINANCIAL INFORMATION

ITEM 1.    Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Dollars in thousands, except share data)
Assets:
Cash and due from banks	$124,755	$128,910
Federal funds sold	35,000	22,000

Total cash and cash equivalents	159,755	150,910
Interest-bearing deposits in financial institutions	362	501
Investments:
Federal Home Loan Bank stock, at cost	17,379	28,747
Securities available-for-sale (amortized cost of $70,654 at September 30, 2007 and $91,675 at December 31, 2006)	70,656	91,381

Total investments	88,035	120,128
Loans, held for sale	99,463	173,319
Loans, net of fees	3,807,686	4,189,543
Allowance for loan losses	(50,568)	(52,908)

Net loans	3,757,118	4,136,635
Premises and equipment, net	26,733	37,102
Accrued interest receivable	19,569	21,388
Goodwill	764,177	738,083
Core deposit and customer relationship intangibles	46,406	50,427
Cash surrender value of life insurance	67,166	67,512
Other assets	56,592	57,318

Total assets	$5,085,376	$5,553,323

Liabilities and Shareholders' Equity:
Deposits:
Noninterest-bearing	$1,317,277	$1,571,361
Interest-bearing	2,125,048	2,114,372

Total deposits	3,442,325	3,685,733
Accrued interest payable and other liabilities	46,683	51,043
Borrowings	275,008	499,000
Subordinated debentures	138,588	149,219

Total liabilities	3,902,604	4,384,995
Shareholders' equity:
Preferred stock, no par value; Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, no par value; Authorized 50,000,000 shares; issued and outstanding 29,210,474 at September 30, 2007 and 29,635,957 at December 31, 2006 (includes 876,520 and 750,014 shares of unvested restricted stock, respectively)	989,677	1,020,132
Retained earnings	193,094	148,367
Accumulated other comprehensive loss—unrealized gains (losses) on securities available-for-sale, net	1	(171)

Total shareholders' equity	1,182,772	1,168,328

Total liabilities and shareholders' equity	$5,085,376	$5,553,323

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Interest income:
Interest and fees on loans	$85,649	$74,726	$260,875	$203,005
Interest on federal funds sold	605	62	1,728	192
Interest on deposits in financial institutions	5	4	17	24
Interest on investment securities	1,268	2,730	4,006	7,484

Total interest income	87,527	77,522	266,626	210,705

Interest expense:
Deposits	14,924	8,617	42,080	21,382
Borrowings	3,562	4,238	13,728	9,519
Subordinated debentures	2,758	2,922	8,646	8,069

Total interest expense	21,244	15,777	64,454	38,970

Net interest income	66,283	61,745	202,172	171,735
Provision for credit losses	—	—	—	9,600

Net interest income after provision for credit losses	66,283	61,745	202,172	162,135

Noninterest income:
Service charges and fees on deposit accounts	2,877	2,412	8,544	5,957
Other commissions and fees	1,903	1,495	5,202	4,573
Gain (loss) on sale of loans, net	(323)	—	8,981	—
Increase in cash surrender value of life insurance	597	616	1,840	1,568
Other income	628	124	2,995	473

Total noninterest income	5,682	4,647	27,562	12,571

Noninterest expense:
Compensation	17,582	15,708	54,771	45,803
Occupancy	4,799	3,809	14,285	10,859
Furniture and equipment	1,258	1,073	3,746	2,815
Data processing	1,507	1,773	4,532	4,827
Other professional services	1,574	1,529	4,806	3,665
Business development	780	327	2,336	1,027
Communications	825	839	2,498	2,214
Insurance and assessments	468	716	1,259	1,680
Intangible asset amortization	2,574	1,791	7,053	4,517
Reorganization charges	—	—	1,341	407
Other	3,157	2,562	9,287	6,928

Total noninterest expense	34,524	30,127	105,914	84,742

Earnings before income taxes and effect of accounting change	37,441	36,265	123,820	89,964
Income taxes	15,245	14,890	50,553	36,877

Net earnings before cumulative effect of accounting change	22,196	21,375	73,267	53,087
Cumulative effect on prior years (to December 31, 2005) of changing the method of accounting for stock-based compensation forfeitures	—	—	—	142

Net earnings	$22,196	$21,375	$73,267	$53,229

Outstanding shares:
Number of shares (weighted average):
Basic	28,899.3	24,252.3	28,884.2	22,064.3
Diluted	28,988.0	24,407.6	29,001.9	22,289.4
Basic earnings per share:
Net earnings before accounting change	$0.77	$0.88	$2.54	$2.41
Accounting change(1)	—	—	—	—

Basic earnings per share	$0.77	$0.88	$2.54	$2.41

Diluted earnings per share:
Net earnings before accounting change	$0.77	$0.88	$2.53	$2.39
Accounting change(1)	—	—	—	—

Diluted earnings per share	$0.77	$0.88	$2.53	$2.39

Dividends declared per share	$0.32	$0.32	$0.96	$0.89

(1)
Less than $0.01 per share for the nine months ended September 30, 2006.

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net earnings	$22,196	$21,375	$73,267	$53,229
Other comprehensive income, net of related income taxes:
Unrealized holding gains on securities arising during the period	346	1,309	172	938

Comprehensive income	$22,542	$22,684	$73,439	$54,167

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$73,267	$53,229
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	11,271	8,106
Provision for credit losses	—	9,600
Gain on sale of loans	(8,981)	—
Proceeds from sale of loans held for sale	94,459	—
Originations of and principal advanced on loans held for sale	(16,234)	—
Gain on sale of premises and equipment	(433)	(6)
Restricted stock amortization	6,770	5,322
Excess tax benefit from stock option exercises and restricted stock vesting	(3,365)	(6,593)
Decrease in accrued and deferred income taxes, net	8,043	4,529
Decrease in other assets	2,251	3,738
Decrease in accrued interest payable and other liabilities	(8,584)	(20,473)
Dividends on FHLB stock	(1,012)	(583)

Net cash provided by operating activities	157,452	56,869

Cash flows from investing activities:
Net cash and cash equivalents paid in acquisitions	(1,566)	(24,712)
Net decrease (increase) in loans	112,652	(179,821)
Proceeds from sale of loans	355,238	4,859
Net decrease in deposits in financial institutions	139	1,698
Collections on sales of acquired securities	—	32,050
Maturities and repayments of investment securities	42,156	59,225
Purchases of investment securities	(20,877)	(2,039)
Net redemptions of FRB and FHLB stock	12,396	2,773
Proceeds from sale of other real estate owned	479	37
Purchases of premises and equipment, net	(3,662)	(5,268)
Proceeds from sale of premises and equipment	9,684	8

Net cash provided by (used in) investing activities	506,639	(111,190)

Cash flows from financing activities:
Net decrease in noninterest-bearing deposits	(254,084)	(182,667)
Net increase (decrease) in interest-bearing deposits	10,677	(196,830)
Redemption of subordinated debentures	(10,310)	—
Proceeds from issuance of common stock	—	109,456
Repurchase of common stock	(69,016)	—
Net proceeds from exercise of stock options and vesting of restricted stock	738	6,434
Tax benefit of stock option exercises and restricted and performance stock vesting	3,365	6,593
Net (decrease) increase in borrowings	(224,000)	353,100
Repayment of acquired debt	(84,076)	—
Cash dividends paid	(28,540)	(20,470)

Net cash (used in) provided by financing activities	(655,246)	75,616

Net increase in cash and cash equivalents	8,845	21,295
Cash and cash equivalents at beginning of period	150,910	105,262

Cash and cash equivalents at end of period	$159,755	$126,557

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$64,750	$36,510
Cash paid during period for income taxes	43,937	32,431
Transfer of loans to other real estate and other assets owned	360	—
Transfer from loans held for sale to loans	28,688	—
Transfer from loans to loans held for sale	379,692	4,888

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Nine Months Ended September 30, 2007
	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Retained Earnings
	Shares	Amount			Total
		(Dollars in thousands, except share data)
Balance at December 31, 2006	29,635,957	$1,020,132	$148,367	$(171)	$1,168,328
Net earnings	—	—	73,267	—	73,267
Exercise of stock options	130,561	2,692	—	—	2,692
Shares issued in acquisitions	494,606	27,688	—	—	27,688
Shares purchased and retired	(1,285,438)	(69,016)	—	—	(69,016)
Tax benefits from exercise of options and vesting of restricted stock	—	3,365	—	—	3,365
Restricted stock awarded and earned stock compensation, net of shares forfeited	271,051	6,770	—	—	6,770
Restricted stock surrendered	(36,263)	(1,954)	—	—	(1,954)
Cash dividends paid ($0.96 per share)	—	—	(28,540)	—	(28,540)
Other comprehensive income—decrease in net unrealized loss on securities available-for-sale, net of tax effect of $125 thousand	—	—	—	172	172

Balance at September 30, 2007	29,210,474	$989,677	$193,094	$1	$1,182,772

See "Notes to Unaudited Condensed Consolidated Financial Statements."

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

NOTE 1—BASIS OF PRESENTATION

        We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our banking subsidiary. As of September 30, 2007, our sole banking subsidiary was Pacific Western Bank, which we refer to as Pacific Western or the Bank. When we say "we", "our" or the "Company", we mean the Company on a consolidated basis with the Bank. When we refer to "First Community" or to the holding company, we are referring to the parent company on a stand-alone basis.

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

	Cedars Bank	Foothill Independent Bancorp	Community Bancorp	BFI Business Finance
Acquisition Date Acquired	January 2006	May 2006	October 2006	June 2007
	(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$34,474	$60,844	$24,521	$4,331
Interest-bearing deposits in other banks	1,796	99	1,019	—
Investment securities	3,355	50,406	11,498	—
Loans, net	355,167	535,975	598,739	84,499
Loans held for sale	—	—	127,449	—
Premises and equipment	1,234	6,838	7,371	80
Goodwill	71,182	165,899	206,176	28,855
Core deposit and customer relationship intangible assets	2,992	17,311	9,514	2,690
Other assets	19,075	54,618	21,369	3,951

	489,275	891,990	1,007,656	124,406

Liabilities assumed:
Non-interest bearing deposits	(92,216)	(265,369)	(167,939)	—
Interest bearing deposits	(269,189)	(369,216)	(489,931)	—
Accrued interest payable and other liabilities	(7,870)	(16,697)	(14,167)	(6,737)
Borrowings	—	—	(33,195)	(84,084)
Subordinated debt	—	(8,481)	(39,829)	—

Total liabilities assumed	(369,275)	(659,763)	(745,061)	(90,821)

Total consideration paid by First Community	$120,000	$232,227	$262,595	$33,585

Deal value:
Cash paid by First Community for either common stock, common stock options, or preferred stock of acquired company	$120,000	$30	$27	$5,897
Fair value of common stock issued	—	232,197	262,568	27,688

Total consideration paid by First Community	120,000	232,227	262,595	33,585
Cash paid for stock options by acquired company	—	10,232	6,089	1,415

Total deal value	$120,000	$242,459	$268,684	$35,000

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

Foothill Independent Bancorp

        On May 9, 2006, we acquired Foothill Independent Bancorp, or Foothill, based in Glendora, California. We issued approximately 3,947,000 shares of our common stock to the Foothill shareholders and caused Foothill to pay $10.2 million in cash for all outstanding options to purchase Foothill common stock. The aggregate deal value was approximately $242.5 million. At the time of the acquisition, Foothill was merged with and into the Company and Foothill's wholly-owned subsidiary, Foothill Independent Bank, was merged with and into Pacific Western. We made this acquisition to expand our presence in Los Angeles, Riverside and San Bernardino Counties of California.

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

BFI Business Finance.

        On June 25, 2007 we acquired Business Finance Capital Corporation, or BFCC, a commercial finance company based in San Jose, California, and parent company to BFI Business Finance, or BFI. We issued 494,606 shares of our common stock to the BFCC common shareholders, paid $5.9 million in cash to preferred shareholders of BFCC and caused BFCC to pay $1.4 million in cash for all outstanding options to purchase BFCC common stock. The aggregate deal value was $35.0 million. BFI is an asset-based lender that lends primarily to growing businesses throughout California and the northwestern United States. At the time of the acquisition, BFCC was merged out of existence and BFI became a subsidiary of Pacific Western. BFI will continue to operate under its current name. We made this acquisition, which we refer to as the BFI acquisition, to expand our asset-based lending business and further diversify our loan portfolio.

Merger Related Liabilities.

        All of the acquisitions consummated after December 31, 2000 were completed using the purchase method of accounting. Accordingly, we recorded the estimated merger-related charges associated with each acquisition as a liability at closing when allocating the related purchase price. The merger-related liability account is included in other liabilities.

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

        The following table presents the activity in the merger-related liability account for the nine months ended September 30, 2007:

	Severance and Employee- related	System Conversion and Integration	Asset Write- downs, Lease Terminations and Other Facilities- related	Other	Total
	(Dollars in thousands)
Balance at December 31, 2006	$111	$135	$2,518	$1,285	$4,049
Additions related to acquisitions	—	—	—	1,074	1,074
Non-cash write-downs and other	(24)	66	—	(42)	—
Reversals	—	—	—	(150)	(150)
Cash outlays	(45)	(201)	(954)	(1,836)	(3,036)

Balance at September 30, 2007	$42	$—	$1,564	$331	$1,937

Unaudited Pro Forma Information for Purchase Acquisitions

        The following table presents our unaudited pro forma results of operations for the quarter and nine months ended September 30, 2006 as if the Cedars, Foothill, and Community Bancorp acquisitions had been completed at the beginning of 2006. The unaudited pro forma results of operations include: (1) the historical accounts of the Company, Cedars, Foothill, and Community Bancorp; and (2) pro forma adjustments, as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of our future operating results or operating results that would have occurred had these acquisitions been completed at the beginning of 2006. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. As the BFI acquisition is immaterial, pro forma amounts related to that acquisition are not presented.

	Quarter Ended September 30, 2006	Nine Months Ended September 30, 2006
	(Dollar in thousands, except per share data)
Revenues (net interest income plus noninterest income)	$81,171	$242,208

Net earnings	$25,285	$65,785

Net income per share:
Basic	$0.88	$2.30
Diluted	$0.87	$2.27

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

        The goodwill recorded has been assigned to our one reporting segment, banking, and none of the goodwill is deductible for income tax purposes. The following table presents the changes in goodwill for the nine months ended September 30, 2007:

Nine Months Ended September 30, 2007
(Dollars in thousands)
Balance as of January 1, 2007	$738,083
Additions	28,855
Adjustments related to 2006 acquisitions	(2,761)

Balance as of September 30, 2007	$764,177

        Intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment annually. In addition to the customer deposit and customer relationship intangibles, other assets includes other intangible assets related to the BFI acquisition totaling $1.6 million. The estimated aggregate amortization expense related to the intangible assets is expected to be $9.6 million for 2007. It is also estimated to range from $5.1 million to $9.0 million for each of the next five years and is expected to total $34.6 million over this time horizon.

        The following table presents the changes in the gross amounts of core deposit and customer relationship intangibles and the related accumulated amortization for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Gross amount:
Balance as of January 1,	$67,773	$37,956
Additions	3,032	20,302

Balance as of September 30,	70,805	58,258

Accumulated amortization:
Balance as of January 1,	(17,346)	(10,658)
Amortization	(7,053)	(4,517)

Balance as of September 30,	(24,399)	(15,175)

Net balance as of September 30,	$46,406	$43,083

NOTE 4—INVESTMENT SECURITIES

        The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale as of September 30, 2007 are as follows:

	September 30, 2007
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Government-sponsored entity securities	$30,070	$173	$4	$30,239
Municipal securities	7,457	66	20	7,503
Mortgage-backed and other securities	33,127	84	297	32,914

Total	$70,654	$323	$321	$70,656

        The contractual maturity distribution based on amortized cost and fair value as of September 30, 2007, is shown below. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity distribution as of September 30, 2007
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$21,492	$21,569
Due after one year through five years	15,097	15,221
Due after five years through ten years	7,383	7,429
Due after ten years	26,682	26,437

Total	$70,654	$70,656

        The following table presents the fair value and unrealized losses on securities that were temporarily impaired as of September 30, 2007:

	Impairment Period
	Less than 12 months		12 months or longer		Total
Descriptions of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Government-sponsored entity security	$—	$—	$4,837	$4	$4,837	$4
Municipal securities	—	—	950	20	950	20
Mortgage-backed securities	9,684	53	8,411	244	18,095	297

Total temporarily impaired securities	$9,684	$53	$14,198	$268	$23,882	$321

        All individual securities that have been in a continuous unrealized loss position for 12 months or longer at September 30, 2007 were securities that have been issued by government-sponsored entities, both direct obligations and mortgage-backed, or municipalities which have a AAA credit rating as determined by various rating agencies. These securities have fluctuated in value since their purchase dates because of changes in market interest rates. We concluded that the continuous unrealized loss position for the past 12 months on our securities is a result of the level of market interest rates and not a result of the underlying issuers' ability to repay and are, therefore, temporarily impaired. In addition, we have the intent and ability to hold these securities until their fair value recovers to their cost. Accordingly, we have not recognized the temporary impairment in our consolidated statement of earnings.

NOTE 5—NET EARNINGS PER SHARE

        The following is a summary of the calculation of basic and diluted net earnings per share for the quarter and nine months ended September 30, 2007 and 2006:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Net earnings before cumulative effect of accounting change	$22,196	$21,375	$73,267	$53,087
Accounting change	—	—	—	142

Net earnings	$22,196	$21,375	$73,267	$53,229

Weighted average shares outstanding used for basic net earnings per share	28,899.3	24,252.3	28,884.2	22,064.3
Effect of restricted stock and dilutive stock options	88.7	155.3	117.7	225.1

Diluted weighted average shares outstanding	28,988.0	24,407.6	29,001.9	22,289.4

Basic earnings per share:
Net earnings before accounting change	$0.77	$0.88	$2.54	$2.41
Accounting change(1)	—	—	—	—

Basic earnings per share	$0.77	$0.88	$2.54	$2.41

Diluted earnings per share:
Net earnings before accounting change	$0.77	$0.88	$2.53	$2.39
Accounting change(1)	—	—	—	—

Diluted earnings per share	$0.77	$0.88	$2.53	$2.39

(1)
Less than $0.01 per share for the nine months ended September 30, 2006.

        In calculating the common stock equivalents for purposes of diluted earnings per share, we selected the transition method provided by FASB Staff Position FAS123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. Diluted earnings per share do not include all potentially dilutive shares that may result from outstanding stock options and restricted stock awards that may eventually vest. The number of common shares underlying stock options and shares of restricted stock which were outstanding but not included in the calculation of diluted net earnings per share were 792,573 and 665,767 for the quarters ended September 30, 2007 and 2006 and 763,677 and 595,394 for the nine months ended September 30, 2007 and 2006.

NOTE 6—STOCK COMPENSATION

Accounting Change

        We adopted SFAS No. 123 (revised 2004), Share Based Payment ("SFAS 123R") on January 1, 2006. SFAS 123R applies to all stock-based compensation transactions in which an entity acquires employee or director services by either issuing stock or other equity instruments, such as stock options, restricted and performance stock, and/or stock appreciation rights, or incurring liabilities that are based on an entity's stock price, and requires entities that engage in these transactions to recognize compensation expense based on the fair value of the stock or other equity instrument either issued, modified, or settled. We adopted SFAS 123R using the modified prospective approach. Under this approach, compensation expense is recognized for (1) new share-based payment awards (e.g., stock options and restricted stock), (2) awards that are modified, repurchased, or cancelled after December 31, 2005, and (3) the remaining portion of the requisite service under previously granted unvested stock awards as of December 31, 2005.

        As permitted under formerly effective accounting rules, we did not consider estimated forfeitures of stock awards during the amortization period and recognized the effect of forfeitures as they occurred. As required by SFAS 123R we recognized the cumulative effect of estimated forfeitures for unvested restricted stock awards as of December 31, 2005, by increasing our first quarter 2006 earnings by $242,000. The after tax effect of this adjustment was to increase net earnings by $142,000, or less than $0.01 per diluted share. SFAS 123R also requires us to use estimated forfeitures in recognizing stock compensation expense beginning January 1, 2006, and to true-up such expense when forfeitures occur. Amortization expense for all restricted stock awards is estimated to be $8.9 million for 2007 and includes an estimate for forfeitures. As of September 30, 2007, unrecognized stock-based compensation expense was $37.6 million. When we made restricted stock awards prior to January 1, 2006, we established an unearned equity compensation contra account within our shareholders' equity equal to the market value of our common stock underlying the award on the award date. SFAS 123R required us to eliminate the unearned equity compensation account on January 1, 2006, by reclassifying it to common stock. Such reclassification had no effect on the amount of the Company's shareholders' equity.

Time-based and Performance-based Restricted Stock.

        At September 30, 2007, there were outstanding 356,520 shares of unvested time-based restricted common stock and 520,000 shares of unvested performance-based restricted common stock. The awarded shares of time-based restricted common stock vest over a service period of three to four years from the date of grant. The awarded shares of performance-based restricted common stock vest in full on the date the Compensation, Nominating and Governance ("CNG") Committee of the Board of Directors, as Administrator of the Company's 2003 Stock Incentive Plan (the "Plan"), determines that the Company achieved certain financial goals established by the CNG Committee and set forth in the grant documents. The 315,000 shares of unvested performance-based restricted stock awarded in 2006 expire in 2013 and are currently expected to vest in the first quarter of 2013. The 205,000 shares of unvested performance-based restricted stock awarded in 2007 expire in 2017 and are currently expected to vest in the first quarter of 2017. Performance-based restricted stock is forfeited if financial goals are not met during their term. All restricted common stock vests immediately upon a change in control of the Company as defined in the Plan. Restricted stock amortization totaled $2.2 million and $2.1 million for the quarters ended September 30, 2007 and 2006, and $6.8 million and $5.6 million for the nine months ended September 30, 2007 and 2006.

        The Plan permits stock-based compensation awards to officers, directors, key employees and consultants. The Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 3,500,000 shares of authorized but unissued Company common stock, subject to adjustments provided by the Plan. As of November 1, 2007, there were 655,145 shares available for grant under the Plan.

NOTE 7—BORROWINGS AND SUBORDINATED DEBENTURES

Borrowings.

        At September 30, 2007, outstanding borrowings totaled $275.0 million, including $30.0 million from the Company's revolving credit line and $245.0 million of borrowings from the Federal Home Loan Bank of San Francisco (the "FHLB"); the aggregate weighted average cost of these borrowings was 4.97% at September 30, 2007. The FHLB term advances of $245.0 million had a weighted average cost of 4.85% at September 30, 2007. Of the $245.0 million outstanding, $45.0 million will mature in December 2008. The remaining $200 million is composed of two $100 million fixed-rate two year term advances, each with an option to be called by the FHLB on the first year anniversary dates of November and December 2007. If market interest rates are higher than the advances' stated rates at that time, the advances will be called by the FHLB and the Bank will be required to repay the FHLB. If market interest rates are lower at their one year anniversary dates, then the advances will not be called by the FHLB. If the advances are not called by the FHLB then they will mature in November and December 2008. We may repay the advances with a prepayment penalty at any time. If the advances are called by the FHLB, there is no prepayment penalty. Our aggregate remaining secured borrowing capacity from the FHLB was $626.6 million at September 30, 2007. Additionally, the Bank maintains unsecured lines of credit in the aggregate of $150.0 million with three correspondent banks for the purchase of overnight funds. These lines are subject to the availability of such funds.

        The Company has a revolving credit line with U.S. Bank, N.A. for $70.0 million. The revolving line of credit matures on August 30, 2008 and is secured by a pledge of all of the outstanding capital stock of Pacific Western. The credit agreement requires the Company to maintain certain financial and capital ratios, among other covenants and conditions. Such covenants include minimum net worth ratios, maximum debt ratios, a minimum return on average assets, minimum and maximum credit quality ratios, and dividend payment limitations. As of September 30, 2007, we, and where applicable, Pacific Western, were in compliance with all covenants covering the credit agreement. We pay a quarterly fee of 25 basis points on the unused amounts. There was $30.0 million outstanding under the revolving credit line at September 30, 2007, at a cost of 6.00% and no amount was outstanding at December 31, 2006.

Subordinated Debentures.

        The Company had an aggregate of $138.6 million of subordinated debentures outstanding at September 30, 2007. The subordinated debentures were issued in eight separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us or entities we have acquired, which in turn issued trust preferred securities, which totaled $131.0 million at September 30, 2007. These trust preferred securities are presently considered Tier 1 capital for regulatory purposes. With the exception of Trust I and Trust CI, the subordinated debentures are callable at par, only by the issuer, five years from the date of issuance, subject to certain exceptions. We are permitted to call the debentures in the first five years if the prepayment election relates to one of the following three events: (i) a change in the tax treatment of the debentures stemming from a change in the IRS laws; (ii) a change in the regulatory treatment of the underlying trust preferred securities as Tier 1 capital; and (iii) a requirement to register the underlying trust as a registered investment company. Trust I and Trust CI may not be called for 10 years from the date of issuance unless one of the three events described above has occurred and then a prepayment penalty applies. In addition, there is a prepayment penalty if either of these debentures is called 10 to 20 years from the date of their issuance and they may be called at par after 20 years. The proceeds of the subordinated debentures were used primarily to fund several of our acquisitions and to augment regulatory capital. The following table summarizes the terms of each issuance of the subordinated debentures outstanding September 30, 2007:

Series	Date issued	Amount	Maturity	Earliest Call Date without Penalty(1)	Fixed or Variable Rate	Rate Index	Current Rate(2)	Next Reset Date
				(Dollars in thousands)
Trust CI(4)	3/23/2000	$10,310	3/8/2030	3/8/2020	Fixed	N/A	11.00%	N/A
Trust I	9/7/2000	8,248	9/7/2030	9/7/2020	Fixed	N/A	10.60%	N/A
Trust F(3)	12/19/2002	8,248	12/26/2032	12/19/2007	Variable	3-month LIBOR +3.25	8.45%	12/21/2007
Trust V	8/15/2003	10,310	9/17/2033	9/17/2008	Variable	3-month LIBOR +3.10	8.79%	12/13/2007
Trust VI	9/3/2003	10,310	9/15/2033	9/15/2008	Variable	3-month LIBOR +3.05	8.74%	12/13/2007
Trust CII(4)	9/17/2003	5,155	9/17/2033	9/17/2009	Variable	3-month LIBOR +2.95	8.64%	12/13/2007
Trust VII	2/5/2004	61,856	4/23/2034	4/23/2009	Variable	3-month LIBOR +2.75	7.73%	1/28/2008
Trust CIII(4)	8/15/2005	20,619	9/15/2035	9/15/2010	Fixed(5)	N/A	5.85%	9/15/2010
Unamortized premium(6)		3,532

Total		$138,588

(1)
As described above, certain issuances may be called earlier without penalty upon the occurrence of certain events.

(2)
As of October 26, 2007; excludes debt issuance costs.

(3)
Acquired in the Foothill acquisition.

(4)
Acquired in the Community Bancorp acquisition.

(5)
Interest rate is fixed until 9/15/2010 and then is variable at a rate of 3-month LIBOR + 1.69%.

(6)
Amount represents the fair value adjustment to the four trusts acquired during 2006.

        As previously mentioned, the subordinated debentures were issued to trusts established by us, or entities we acquired, which in turn issued $131.0 million of trust preferred securities. These securities are currently included in our Tier I capital for purposes of determining the Company's Tier I and total risk-based capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company's banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, beginning March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less certain intangibles, including goodwill, core deposit intangibles and customer relationship intangibles, net of any related deferred income tax liability. The regulations currently in effect through December 31, 2008, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for permitted intangibles. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at September 30, 2007. We expect that our Tier I capital ratios will be at or above the existing well-capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

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

        Commitments to extend credit amounting to $1.2 billion were outstanding at both September 30, 2007 and at December 31, 2006. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since most commitments are never fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

        Standby letters of credit and financial guarantees amounting to $84.2 million and $67.9 million were outstanding as of September 30, 2007 and December 31, 2006. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees expire within one year from the date of issuance. The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate that any material loss will result from the outstanding commitments to extend credit, standby letters of credit or financial guarantees.

        The Company has investments in several small business investment companies and in low income housing project partnerships which provide the Company income tax credits. As of September 30, 2007 the Company had commitments to contribute capital to these entities totaling $933,000.

  Legal Matters.

        On June 8, 2004, the Company was served with an amended complaint naming First Community and Pacific Western as defendants in a class action lawsuit filed in Los Angeles Superior Court pending as Gilbert et. al v. Cohn et al, Case No. BC310846 (the "Gilbert Litigation"). A former officer of First Charter Bank, N.A. ("First Charter"), which the Company acquired in October 2001, was also named as a defendant. That former officer left First Charter in May of 1997 and later became a principal of Four Star Financial Services, LLC ("Four Star"), an affiliate of 900 Capital Services, Inc. ("900 Capital").

        On April 18, 2005, the plaintiffs filed the second amended class action complaint. The second amended complaint alleged that the former officer of First Charter improperly induced several First

Charter customers to invest in 900 Capital or affiliates of 900 Capital and further alleges that Four Star, 900 Capital and some of their affiliated entities perpetuated their fraud upon investors through various accounts at First Charter, First Community and Pacific Western with those banks' purported knowing participation in and/or willful ignorance of the scheme. The key allegations in the second amended complaint dated back to the mid-1990s and the second amended complaint alleged several counts for relief including aiding and abetting, conspiracy, fraud, breach of fiduciary duty, relief pursuant to the California Business and Professions Code, negligence and relief under the California Securities Act stemming from an alleged fraudulent scheme and sale of securities issued by 900 Capital and Four Star. In disclosures provided to the parties, plaintiffs have asserted that the named plaintiffs have suffered losses well in excess of $3.85 million, and plaintiffs have asserted that "losses to the class total many tens of millions of dollars." On June 15, 2005, we filed a demurrer to the second amended complaint, and on August 22, 2005, the Court sustained our demurrer as to each of the counts therein, granting plaintiffs leave to amend on four of the six counts, and dismissing the other counts outright.

        On August 12, 2005, the Company was notified by Progressive Casualty Insurance Company ("Progressive"), its primary insurance carrier with respect to the Gilbert Litigation that Progressive had determined that, based upon the allegations in the second amended complaint filed in the Gilbert Litigation, there was no coverage with respect to the Gilbert Litigation under the Company's insurance policy with Progressive. Progressive also notified the Company that it was withdrawing its agreement to fund defense costs for the Gilbert Litigation and reserving its right to seek reimbursement from the Company for any defense costs advanced pursuant to the insurance policy. Through December 31, 2005, Progressive had advanced to the Company approximately $690,000 of defense costs with respect to the Gilbert Litigation.

        On August 12, 2005, Progressive filed an action in federal district court for declaratory relief, currently pending as Progressive Casualty Insurance Company, etc., v. First Community Bancorp, etc., et al., Case No. 05-5900 SVW (MAWx) (the "Progressive Litigation"), seeking a declaratory judgment with respect to the parties' rights and obligations under Progressive's policy with the Company. On October 11, 2005, the Company filed in federal court a motion to dismiss or stay the Progressive Litigation.

        In November 2005, along with certain other defendants, we reached an agreement in principle with respect to the Gilbert Litigation. That agreement is reflected in a written Stipulation of Settlement dated February 9, 2007, which has been executed by all the parties to that settlement. The settlement is subject to approval by the Los Angeles Superior Court and a certain level of participation in the settlement by class members. Assuming all conditions to final consummation of the settlement are met, the Company's contribution to the settlement will be $775,000, which was accrued in 2005.

        While we believe that this settlement, if finalized, will end our exposure to the underlying claims by participating class members, we cannot be certain that all conditions to the settlement will be satisfied or that we will not be subject to further claims by parties related to the same claims who did not participate in the settlement.

        In connection with the Gilbert Litigation settlement, we also reached a settlement with Progressive Casualty Insurance Co. in the Progressive Litigation. The settlement with Progressive, which includes an additional contribution by Progressive under the Company's policy toward the settlement of the Gilbert Litigation and a dismissal by Progressive of any claims against First Community for reimbursement, is contingent upon the consummation of the Gilbert Litigation settlement.

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

NOTE 9—INCOME TAXES

        We adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have determined that there are no significant uncertain tax positions which require the establishment of a liability in our financial statements.

        Our evaluation was performed for those tax years which remain open to audit. Open tax years subject to examination are 2003 through 2006 for federal purposes and 2003 through 2006 for state purposes. The IRS is currently examining Foothill's 2004 income tax return.

        We may from time to time be assessed interest or penalties by taxing authorities, although any such assessments historically have been minimal and immaterial to our financial results. In the event we are assessed for interest and/or penalties, such amounts will be classified in the financial statements as income tax expense.

NOTE 10—RECENT ACCOUNTING PRONOUNCEMENTS

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. The market participant's assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This statement is effective for us on January 1, 2008. We are presently reviewing the standard to determine what effect, if any, it will have on our financial condition and results of operations.

        The FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, ("SFAS 159") in February 2007. This statement permits companies to choose to measure many financial instruments and certain other items at fair value. Once a company chooses to report an item at fair value, changes in fair value would be reported in earnings at each reporting date. SFAS No. 159 is effective for us on January 1, 2008. We are presently evaluating this statement and have not yet decided whether we will or will not elect the fair value option for eligible items at the date of adoption.

NOTE 11—SHARE REPURCHASE PROGRAM

        On August 2, 2007, and following the expiration of our previously approved stock buyback program that ended in May 2007, our Board of Directors authorized the Company to repurchase shares of First Community Bancorp common stock worth up to $150.0 million over the next twelve months. Pursuant to this authorization we repurchased 1,107,838 shares at an average cost per share of $53.70 during the third quarter of 2007 and an additional 370,000 shares at an average cost per share of $48.70 in October 2007. Pursuant to the existing and prior authorizations we repurchased 1,285,438 shares at an average cost of $53.69 during the nine months ended September 30, 2007.

NOTE 12—DIVIDEND APPROVAL

        On November 7, 2007, our Board of Directors declared a quarterly cash dividend of $0.32 per common share payable on November 30, 2007, to shareholders of record at the close of business on November 16, 2007.

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

  •
  the Company's ability to complete announced acquisitions, to successfully integrate acquired entities, or to achieve expected synergies and operating efficiencies within expected time-frames or at all;

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

  •
  environmental conditions, including natural disasters, may disrupt our business, impede our operations, negatively impact the values of collateral securing the Company's loans or impair the ability of our borrowers to support their debt obligations;

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

        Pacific Western is a full-service community bank offering a broad range of banking products and services including: accepting time and demand deposits; originating commercial loans, including asset-based lending and factoring, real estate and construction loans, Small Business Administration guaranteed loans, or SBA loans, consumer loans, mortgage loans and international loans for trade finance; providing tax free real estate exchange accommodation services; and providing other business-oriented products. At September 30, 2007, our gross loans totaled $3.9 billion of which 24% consisted of commercial loans, 75% consisted of real estate loans, including construction loans, and 1% consisted of consumer and other loans. These percentages also include some foreign loans, primarily to individuals or entities with business in Mexico, representing approximately 2% of total loans. Our portfolio's value and credit quality is affected in large part by real estate trends in Southern California.

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

Key Performance Indicators

        Among other factors, our operating results depend generally on the following:

  The Level of Our Net Interest Income

        Net interest income is the excess of interest earned on our interest-earning assets over the interest paid on our interest-bearing liabilities. Our primary interest-earning asset is loans. Our interest-bearing liabilities include deposits, borrowings, and subordinated debentures. We attempt to increase our net interest income by maintaining a high level of transactional deposit accounts, which includes noninterest-bearing deposits and interest-bearing checking accounts. At September 30, 2007, approximately 49% of our deposits were transactional deposit accounts, and the majority were noninterest-bearing deposits. We use our borrowing capacity under various credit lines for short-term liquidity needs such as funding loan demand, managing deposit flows and interim acquisition financing. Net proceeds from our other long-term borrowings, consisting of subordinated debentures and FHLB advances with initial terms of one year or more, were used to fund certain of our acquisitions and to lock-in funding costs. Our general policy is to price our deposits in the bottom half or third-quartile of our competitive peer group, resulting in deposit products that bear somewhat lower interest rates. While our deposit balances will fluctuate depending on deposit holders' perceptions of alternative yields available in the market, we attempt to minimize these variances by attracting a high percentage of noninterest-bearing deposits.

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

  The Magnitude of Credit Losses

        We stress credit quality in originating and monitoring the loans we make and measure our success by the level of our nonperforming assets and the corresponding level of our allowance for credit losses. Our allowance for credit losses is the sum of our allowance for loan losses and our reserve for unfunded loan commitments. Provisions for credit losses are charged to operations as and when needed for both on and off balance sheet credit exposure. Loans which are deemed uncollectible are charged off and deducted from the allowance for loan losses. Recoveries on loans previously charged off are added to the allowance for loan losses. Changes in economic conditions, however, such as decreases in employment and increases in the general level of interest rates, could negatively impact our customers and lead to increased provisions for credit losses.

  The Level of Our Noninterest Expense

        Our noninterest expense includes fixed and controllable overhead, the major components of which are compensation, occupancy, data processing, professional fees and communications. We measure success in controlling such costs through monitoring of the efficiency ratio. We calculate the efficiency ratio by dividing noninterest expense by the sum of net interest income and noninterest income. Accordingly, a lower percentage reflects lower expenses relative to income. Our efficiency ratios have been as follows:

Quarterly Period	Ratio
Third quarter 2007	48.0%
Second quarter 2007	48.7%
First quarter 2007	42.2%
Fourth quarter 2006	49.5%
Third quarter 2006	45.4%
Second quarter 2006	45.6%

        The efficiency ratios for most of the quarters presented were affected by several items. The third quarter of 2007 noninterest income includes a net gain of $396,000 on the sale and leaseback of two office facilities, which decreased the efficiency ratio by 27 basis points. The second quarter of 2007 includes $1.1 million in reorganization charges which increased the efficiency ratio by 146 basis points. The first quarter of 2007 includes a $6.6 million gain on the sale of a participating interest in commercial real estate loans, $1.9 million from the recognition of an unearned discount on the payoff of an acquired loan, and reorganization charges of $258,000, which together reduced the efficiency ratio by 446 basis points. The fourth quarter of 2006 efficiency ratio is impacted by securities losses and reorganization charges, which increased the ratio by 336 basis points. Reorganization charges in the second quarter of 2006 increased the efficiency ratio by 7 basis points. Additionally, the levels of our net interest income, noninterest income and noninterest expense has been influenced significantly by acquisitions; the four acquisitions we completed since the beginning of 2006 added $2.5 billion in assets and almost doubled the size of the Company.

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

Results of Operations

  Earnings Performance

        We analyze our performance based on net earnings determined in accordance with U.S. generally accepted accounting principles. The comparability of financial information is affected by our acquisitions. Operating results include the operations of acquired entities from the dates of acquisition. See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in "Item 1. Unaudited Condensed Consolidated Financial Statements." The following table presents net earnings and summarizes per share data and key financial ratios:

	Quarter Ended			Nine Months Ended September 30,
	September 30, 2007	June 30, 2007	September 30, 2006
				2007	2006
	(In thousands, except per share data)
Net interest income	$66,283	$66,454	$61,745	$202,172	$171,735
Noninterest income	5,682	7,529	4,647	27,562	12,571

Net revenues	71,965	73,983	66,392	229,734	184,306
Provision for credit losses	—	—	—	—	9,600
Noninterest expense	34,524	35,997	30,127	105,914	84,742
Income taxes	15,245	15,461	14,890	50,553	36,877

Net earnings before accounting change	$22,196	$22,525	$21,375	$73,267	$53,087
Accounting change	—	—	—	—	142

Net earnings	$22,196	$22,525	$21,375	$73,267	$53,229

Average interest-earning assets	$4,083,550	$4,119,662	$3,711,039	$4,215,281	$3,412,785

Profitability measures:
Basic earnings per share:
Net earnings before accounting change	$0.77	$0.78	$0.88	$2.54	$2.41
Accounting change(1)	—	—	—	—	—

Basic earnings per share	$0.77	$0.78	$0.88	$2.54	$2.41

Diluted earnings per share:
Net earnings before accounting change	$0.77	$0.78	$0.88	$2.53	$2.39
Accounting change(1)	—	—	—	—	—

Diluted earnings per share	$0.77	$0.78	$0.88	$2.53	$2.39

Net interest margin	6.44%	6.47%	6.60%	6.41%	6.73%
Return on average assets	1.72%	1.75%	1.87%	1.86%	1.72%
Return on average equity	7.31%	7.61%	9.62%	8.25%	9.53%
Efficiency ratio	48.0%	48.7%	45.4%	46.1%	46.0%

(1)
Less than $0.01 per share for the nine months ended September 30, 2006.

        The decrease in net earnings for the third quarter of 2007 compared to the second quarter of 2007 is due to a combination of lower net interest income, lower gain on sale of loans, higher other income and decreased noninterest expenses. The decrease in net interest income was due mostly to increased funding costs. The decrease in noninterest income was due to a loss on sale of SBA loans partially offset by a gain on the sale and leaseback of office premises. The decrease in noninterest expense was due to lower compensation and reorganization costs. The increase in net earnings for the third quarter of 2007 compared to the same period of 2006 was driven by growth from acquisitions. The increase in net earnings for the nine months ended September 30, 2007 compared to the same period of 2006 was due to growth from acquisitions, higher gains on sale of loans and a lower credit provision.

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

	Quarter Ended
	September 30, 2007			June 30, 2007			September 30, 2006
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income(1)(2)	$3,938,511	$85,649	8.63%	$3,945,574	$84,277	8.57%	$3,451,376	$74,726	8.59%
Investment securities(2)	96,672	1,268	5.20%	104,005	1,362	5.25%	254,608	2,730	4.25%
Federal funds sold	47,931	605	5.01%	69,585	909	5.24%	4,731	62	5.20%
Other earning assets	436	5	4.55%	498	6	4.83%	324	4	4.90%

Total interest-earning assets	4,083,550	87,527	8.50%	4,119,662	86,554	8.43%	3,711,039	77,522	8.29%
Noninterest-earning assets:
Other assets	1,042,212			1,033,326			851,517

Total assets	$5,125,762			$5,152,988			$4,562,556

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits
Interest checking	$355,303	857	0.96%	$318,185	552	0.70%	$252,045	105	0.17%
Money market	1,136,201	9,290	3.24%	1,062,334	7,872	2.97%	930,323	5,158	2.20%
Savings	120,484	59	0.19%	130,129	63	0.19%	141,920	56	0.16%
Time certificates of deposit	451,900	4,718	4.14%	507,162	5,244	4.15%	374,784	3,298	3.49%

Total interest-bearing deposits	2,063,888	14,924	2.87%	2,017,810	13,731	2.73%	1,699,072	8,617	2.01%
Other interest-bearing liabilities	418,432	6,320	5.99%	423,439	6,369	6.03%	453,085	7,160	6.27%

Total interest-bearing liabilities	2,482,320	21,244	3.40%	2,441,249	20,100	3.30%	2,152,157	15,777	2.91%
Noninterest-bearing liabilities:
Demand deposits	1,383,407			1,464,362			1,437,035
Other liabilities	55,386			60,595			92,041

Total liabilities	3,921,113			3,966,206			3,681,233
Shareholders' equity	1,204,649			1,186,782			881,323

Total liabilities and shareholders' equity	$5,125,762			$5,152,988			$4,562,556

Net interest income		$66,283			$66,454			$61,745

Net interest spread			5.10%			5.13%			5.38%

Net interest margin			6.44%			6.47%			6.60%

(1)
Includes nonaccrual loans and loan fees.

(2)
Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

        Third Quarter Analysis.    Our net interest margin for the third quarter of 2007 was 6.44%, a decrease of 3 basis points when compared to the second quarter of 2007 and a decrease of 16 basis points when compared to the third quarter of 2006. Our net interest margin is driven by the combination of our asset yield, the high proportion of demand deposit balances to total deposits and our disciplined deposit pricing strategy.

        The increase in net interest income for the quarter ended September 30, 2007, compared to the same period in 2006 was due to the combination of higher interest income from loan growth offset by higher interest expense from increased volume and funding costs. The $10.0 million increase in interest income was due almost entirely to the $487.1 million increase in average loans for the third quarter of 2007 compared to the third quarter of 2006. The $5.5 million increase in interest expense was due mostly to the volume and cost of our interest-bearing deposits.

        The decrease in the net interest margin in the third quarter of 2007 compared to both the second quarter of 2007 and the third quarter of 2006 is due mostly to an increase in the cost of funds, which more than offset the positive effect of the higher yield on earning assets. The increase in loan yield and overall earning asset yield for the third quarter of 2007 is attributed to the BFI acquisition, consummated at the end of June, and the decline in nonaccrual loans during the third quarter of 2007. The cost of our interest-bearing deposits was 2.87% and 2.73% for the third and second quarters of 2007 and 2.01% for the third quarter of 2006. The increase for the third quarter of 2007 compared to the previous quarter was caused mostly by the introduction of a sweep product (included in money market deposits), growth in the new interest-bearing checking products and lower average demand deposit balances. The increase for the third quarter of 2007 compared to the same period of 2006 was due to competitive pressures and the deposit structures of the banks we acquired which tended to have a higher concentration of more costly time deposits. The average cost of deposits was 1.72% for the third quarter of 2007 compared to 1.58% for the second quarter of 2007 and 1.09% for the third quarter of 2006. Our relatively low cost of deposits is driven by demand deposit balances, which averaged 40% of average deposits during the third quarter of 2007, 42% of average deposits during the second quarter of 2007 and 46% of average deposits for the third quarter of 2006. The overall cost of interest-bearing liabilities increased to 3.40% for the third quarter of 2007 compared to 3.30% for the previous quarter and 2.91% for the third quarter of 2006 due mainly to higher deposit costs.

	Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest Income or Expense	Average Yield or Cost	Average Balance	Interest Income or Expense	Average Yield or Cost
	(Dollars in thousands)
ASSETS
Interest-earning assets:
Loans, net of unearned income(1)(2)	$4,065,400	$260,875	8.58%	$3,154,518	$203,005	8.60%
Investment securities(2)	104,591	4,006	5.12%	251,374	7,484	3.98%
Federal funds sold	44,817	1,728	5.16%	6,006	192	4.27%
Other earning assets	473	17	4.81%	887	24	3.62%

Total interest-earning assets	4,215,281	266,626	8.46%	3,412,785	210,705	8.25%
Noninterest-earning assets:
Other assets	1,045,466			724,119

Total assets	$5,260,747			$4,136,904

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Deposits
Interest checking	$316,227	1,574	0.67%	$234,226	248	0.14%
Money market	1,096,241	24,491	2.99%	845,304	11,419	1.81%
Savings	129,644	180	0.19%	127,477	171	0.18%
Time certificates of deposit	509,891	15,835	4.15%	398,627	9,544	3.20%

Total interest-bearing deposits	2,052,003	42,080	2.74%	1,605,634	21,382	1.78%
Other interest-bearing liabilities	505,562	22,374	5.92%	386,558	17,588	6.08%

Total interest-bearing liabilities	2,557,565	64,454	3.37%	1,992,192	38,970	2.62%
Noninterest-bearing liabilities:
Demand deposits	1,458,799			1,340,100
Other liabilities	57,641			58,036

Total liabilities	4,074,005			3,390,328
Shareholders' equity	1,186,742			746,576

Total liabilities and shareholders' equity	$5,260,747			$4,136,904

Net interest income		$202,172			$171,735

Net interest spread			5.09%			5.63%

Net interest margin			6.41%			6.73%

(1)
Includes nonaccrual loans and loan fees.

(2)
Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

        Nine Months Analysis.    Our net interest margin for the nine months ended September 30, 2007 was 6.41%, a decrease of 32 basis points when compared to the same period of 2006. The decrease in the net interest margin is primarily the result of higher funding costs and an increased reliance on FHLB advances to fund loan growth and deposit flows.

        The increase in net interest income for the first nine months of 2007 compared to the same period in 2006 was mainly a result of higher interest income from loan growth offset by higher interest expense on funding sources. Interest income increased $55.9 million due to average earning assets increasing $802.5 million for the first nine months of 2007 when compared to the same period for 2006. The increase, due almost entirely to the increase in average loans, was due to organic growth and acquired loans.

        Interest expense increased $25.5 million year-over-year due to both an increase in the cost and volume of our funding sources. The cost of our interest-bearing liabilities increased 75 basis points for the nine months ended September 30, 2007, when compared to the same period of 2006; this increased interest expense $13.3 million. The cost of our interest-bearing deposits increased 96 basis points to 1.60% for the nine months ended September 30, 2007, when compared to the same period for 2006; the increase in deposit costs is attributed mostly to the introduction of certain interest-bearing checking products during 2007, competitive deposit pricing, and the deposit structures of the banks we acquired during 2006, which tended to have a higher concentration of more costly deposits. The significant amount of noninterest-bearing deposits as a percentage of total average deposits, which was 42% for the first nine months of 2007, helps control our overall deposit costs. Average other interest bearing liabilities, which include FHLB advances and subordinated debt, increased $119.0 million; this increased interest expense $12.2 million. The cost of our FHLB advances and subordinated debt decreased 16 basis points to 5.92%; the decrease is attributed to the redemption of $30.9 million in higher costing subordinated debt since September 30, 2006.

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

        As a result of applying our methodology, we recorded no provision for credit losses during the first nine months of 2007 and $9.6 million during the comparable 2006 period. The provision for credit losses during the first nine months of 2006 was made in response to an increase in nonaccrual loans, the credit quality of an acquired portfolio, our analysis of then current market conditions related to real estate loans, and organic loan growth.

        Provisions for credit losses may be required in the future based on loan and unfunded commitment growth and the effect changes in economic conditions, such as the level of interest rates, real estate values, employment levels and business productivity have on the ability of borrowers to repay their loans.

        Noninterest Income.    The following table summarizes noninterest income by category for the periods indicated:

	Quarter Ended(1)
	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
	(Dollars in thousands)
Service charges and fees on deposit accounts	$2,877	$2,850	$2,817	$2,878	$2,412
Other commissions and fees	1,903	1,976	1,323	1,847	1,495
(Loss) gain on sale of loans, net	(323)	1,779	7,525	—	—
Loss on sale of securities	—	—	—	(2,332)	—
Increase in cash surrender value of life insurance	597	627	616	637	616
Other income	628	297	2,070	865	124

Total noninterest income	$5,682	$7,529	$14,351	$3,895	$4,647

(1)
Our quarterly results include Cedars subsequent to January 4, 2006, Foothill subsequent to May 9, 2006, Community Bancorp subsequent to October 26, 2006, and BFI subsequent to June 25, 2007.

        Noninterest income for the third quarter of 2007 totaled $5.7 million compared to $7.5 million in the second quarter of 2007 and $4.6 million for the third quarter of 2006. The decrease compared to the second quarter of 2007 is due mostly to a decline in gain on sale of loans. The net loss on sale of loans is due to several factors including lower sales volume, lower selling prices due to the recent turmoil in the markets and prepayments on acquired loans whose accounting basis was written up at the time of the Community Bancorp acquisition. The prepayment of the acquired loans reduced the gain on sale by $448,000 in the third quarter of 2007. The first quarter of 2007 gain on sale of loans includes a $6.6 million gain on the sale of a participating interest in commercial real estate mortgage loans and net gains of $876,000 on the sale of SBA loans. SBA loan sale volume was $16.4 million for the third quarter of 2007 compared to $51.0 million and $24.7 million for the second and first quarters of 2007. The SBA loan sale function was obtained through the Community Bancorp acquisition and we except such sales to continue, although SBA loan sale income will vary depending on quarterly production and changing market forces. Other noninterest income includes a net gain of $396,000 on the sale and leaseback of two office facilities; there was no such item in any of the other periods presented. The increase in noninterest income compared to the third quarter of 2006 is due to increased fee volume due to our balance sheet growth and the office facilities gain.

        Noninterest Expense.    The following table summarizes noninterest expense by category for the periods indicated:

	Quarter Ended(1)
	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
	(Dollars in thousands)
Compensation	$17,582	$18,267	$18,922	$19,702	$15,708
Occupancy	4,799	4,725	4,761	4,437	3,809
Furniture and equipment	1,258	1,195	1,293	1,219	1,073
Data processing	1,507	1,467	1,558	1,490	1,773
Other professional services	1,574	1,795	1,437	1,407	1,529
Business development	780	849	707	564	327
Communications	825	841	832	889	839
Insurance and assessments	468	378	413	441	716
Intangible asset amortization	2,574	2,305	2,174	2,171	1,791
Reorganization costs	—	1,083	258	1,415	—
Other	3,157	3,092	3,038	2,978	2,562

Total noninterest expense	$34,524	$35,997	$35,393	$36,713	$30,127

Efficiency ratio	48.0%	48.7%	42.2%	49.5%	45.4%

(1)
Our quarterly results include Cedars subsequent to January 4, 2006, Foothill subsequent to May 9, 2006, Community Bancorp subsequent to October 26, 2006 and BFI subsequent to June 25, 2007.

        Noninterest expense for the third quarter of 2007 totaled $34.5 million compared to $36.0 million for the second quarter of 2007 and $30.1 million for the third quarter of 2006. The decrease compared to the second quarter of 2007 was due mostly to lower reorganization charges, compensation costs and other professional services expense. Reorganization charges totaling $1.1 million for the second quarter of 2007 represented mostly severance costs associated with the elimination of staff positions in branch locations and lending units; there was no similar charge in the third quarter. Total compensation cost declined $685,000 to $17.6 million for the third quarter of 2007 compared to the second quarter of 2007; the cost savings related to the staff reduction in the second quarter was offset, in part, by the compensation costs added through the BFI acquisition. Other professional services expense was lower in the third quarter due to less use of consulting services and lower marketing costs. Most other noninterest expense categories increased for the third quarter compared to the second quarter due mainly to the BFI acquisition.

        The increase in noninterest expense in the third quarter of 2007 compared to the third quarter of 2006 relates mainly to higher compensation, increased occupancy costs and increases in most other expense categories. These increases are due to a combination of acquisitions and business growth. The increase in compensation resulted from additional staff added through acquisitions, pay rate increases, and increased benefits costs. The increases were offset by lower data processing and insurance and assessments costs. Data processing cost declined as a result of a contract renegotiation in October 2006 and insurance and assessments declined largely due to Pacific Western Bank's conversion to a state charter from a national charter.

        Noninterest expense includes amortization of time-based and performance-based restricted stock, which is included in compensation, and intangible asset amortization. Restricted stock amortization totaled $2.2 million for the third quarter of 2007 compared to $2.4 million for the second quarter of 2007 and $2.1 million for the third quarter of 2006. Amortization expense for all time-based and performance-based restricted stock awards is estimated to be $8.9 million for 2007. Intangible asset amortization totaled $2.6 million for the third quarter of 2007 and is estimated to be $9.6 million for 2007; this estimate includes amortization related to the $2.7 million BFI customer relationship intangible. The 2007 estimates of both restricted stock award expense and intangible asset amortization are subject to change.

        Income Taxes.    Our statutory income tax rate is approximately 42.0%, representing a blend of the statutory federal income tax rate of 35.0% and the California income tax rate of 10.84%. Due to the exclusion from taxable income of income on certain investments, our actual effective income tax rates were approximately 40.7% and 41.1% for the quarters ended September 30, 2007 and 2006 and 40.8% and 41.0% for the nine months ended September 30, 2007 and 2006.

Balance Sheet Analysis

        Loans.    The following table presents the balance of each major category of loans at the dates indicated:

	At September 30, 2007		At June 30, 2007		At December 31, 2006
	Amount	% of total	Amount	% of total	Amount	% of total
	(Dollars in thousands)
Loan Category:
Domestic:
Commercial	$843,006	22%	$849,941	22%	$752,817	18%
Real estate, construction	795,272	21	839,564	22	939,463	22
Real estate, mortgage	2,065,968	54	2,039,876	53	2,374,010	57
Consumer	48,550	1	46,355	1	45,984	1
Foreign:
Commercial	57,538	2	69,236	2	83,359	2
Other, including real estate	5,879	*	5,848	*	6,778	*

Gross loans	3,816,213	100%	3,850,820	100%	4,202,411	100%
Less: unearned income	(8,527)		(9,203)		(12,868)
Less: allowance for loan losses	(50,568)		(52,431)		(52,908)

Total net loans	$3,757,118		$3,789,186		$4,136,635

Loans held for sale	$99,463		$116,834		$173,319

*
Amount is less than 1%.

        Total loans, net of unearned income and including loans held for sale, decreased $455.7 million to $3.9 billion at September 30, 2007, from December 31, 2006. The decrease is primarily due to net sales of loans from our loans held for sale portfolio, the sale of a 95% participation in commercial real estate mortgage loans totaling $353.3 million in the first quarter of 2007, and planned reductions in certain segments of our loan portfolio, namely residential construction and foreign loan exposure.

        Total loans, net of unearned income and including loans held for sale, decreased $51.3 million during the third quarter of 2007. The decrease is due to declines in our construction loan portfolio, foreign loan portfolio and loans held for sale. The decline in construction loans is due to reduced emphasis on residential construction. Of the $795.3 million in construction loans outstanding at September 30, 2007, non-owner occupied single family residential construction loans total $162.5 million and non-owner occupied land acquisition and development loans total $116.6 million. Our foreign loans are primarily to individuals and entities located in Mexico. All of our foreign loans are denominated in U.S. dollars and the majority are collateralized by assets located in the United States or guaranteed or insured by businesses located in the United States. Foreign loan commitments totaled $24.3 million at September 30, 2007. We continue to let our foreign loan portfolio repay in the ordinary course of business without making any new privately-insured foreign loans other than those under existing commitments.

        In October 2007, there were several wildfires in Southern California and specifically in the areas in the counties in which we conduct business. Based on information currently available to us, our preliminary survey of loans collateralized by property in the fire areas suggests that our borrowers were minimally impacted by the fires.

        Loans held for sale include the principal amount outstanding net of unearned income and are carried at the lower of cost or market on an aggregate basis. Loans held for sale are composed primarily of SBA loans that fall into two categories, loans originated under the SBA's 7a Program ("7a Loans") and loans originated under the SBA's 504 Program ("504 Loans"). SBA 7a Loans are commercial business loans generally made for the purpose of purchasing real estate to be occupied by the business owner, providing working capital, and/or purchasing equipment, accounts receivable or inventory. SBA 504 Loans are collateralized by commercial real estate and are generally made to business owners for the purpose of purchasing or improving real estate for their use and for equipment used in their business.

        Allowance for Credit Losses.    The allowance for credit losses is the combination of the allowance for loan losses and the reserve for unfunded loan commitments. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities.

        An allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio and other extensions of credit at the balance sheet date. The allowance is based upon a continuing review of the portfolio, past loan loss experience, current economic conditions which may affect the borrowers' ability to pay, and the underlying collateral value of the loans. We also consider possible uncertainty related to industry sectors such as commercial real estate and residential construction, and the extent to which we have credit exposure to borrowers within those sectors. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan losses and recoveries on loans previously charged off are added to the allowance.

        The Company's determination of the allowance for loan losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform a sensitivity analysis to provide insight regarding the impact changes in risk ratings may have on our allowance for loan losses. The sensitivity analysis has inherent limitations and is based on various assumptions as of a point in time and, accordingly, it is not necessarily representative of the impact loan risk rating changes may have on the allowance for loan losses. At September 30, 2007, in the event that 1 percent of our loans in the pass category were downgraded from the pass to substandard category within our current allowance methodology, the allowance for loan losses would increase by approximately $8.7 million. Given current processes employed by the Company, management believes the risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, and applying different models and/or assumptions, may at any point in time reach different reasonable conclusions that could be significant to the Company's financial statements.

        The process we follow for determining the adequacy of the Company's allowance for credit losses requires us to make subjective and complex judgments and estimates regarding future effects of matters which are uncertain. As a result, we are unable to provide any form of assurance that we will not have large credit losses in relation to the amounts reserved and that we will not have to significantly increase the allowance for credit losses because of then current factors which include economic and market conditions both in general and as they affect our borrowers and the industry sectors within which they operate.

        At September 30, 2007, the allowance for credit losses was comprised of the allowance for loan losses of $50.6 million and the reserve for unfunded loan commitments of $8.3 million.

        The following table presents the changes in our allowance for loan losses for the periods indicated:

	As of or for the
	Quarter Ended September 30, 2007	Year Ended December 31, 2006	Quarter Ended September 30, 2006
	(Dollars in thousands)
Balance at beginning of period	$52,431	$27,303	$43,448
Loans charged off:
Commercial	(43)	(1,083)	(5)
Real estate—construction	(660)	(144)	(115)
Real estate—mortgage	(151)	—	—
Consumer	(7)	(189)	(22)
Foreign	(1,414)	(1,691)	(225)

Total loans charged off	(2,275)	(3,107)	(367)

Recoveries on loans charged off:
Commercial	349	1,361	328
Consumer	20	171	34
Foreign	43	187	—

Total recoveries on loans charged off	412	1,719	362

Net charge-offs	(1,863)	(1,388)	(5)
Provision for loan losses	—	7,977	500
Additions due to acquisitions	—	19,016	—

Balance at end of period	$50,568	$52,908	$43,943

Ratios:
Allowance for loan losses to loans, net	1.33%	1.26%	1.24%
Allowance for loan losses to nonaccrual loans	219.4%	239.5%	210.2%
Annualized net charge-offs to average loans	(0.19)%	(0.04)%	—

        We did not record a loan loss provision during the third quarter 2007. The provision recorded in the third quarter of 2006 was based on our reserve methodology, which considers the level of classified, criticized, and nonaccrual loans as well as total loan volumes and market conditions.

        In making our evaluation of the adequacy of the allowance, we consider certain quantitative and qualitative factors including the Company's historical loss experience, the volume and type of lending conducted by the Company, the amounts of classified and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values, uncertainties related to industry sectors, and other factors regarding the collectibility of loans in the Company's portfolio. Although we believe that the allowance for loan losses is adequate at September 30, 2007, we are unable to provide any form of assurance that we will not have large loan losses in relation to the amounts reserved and that we will not have to significantly increase the allowance for loan losses because of then current factors which include economic and market conditions both in general and as they affect our borrowers and the industry sectors within which they operate.

        The following table presents the changes in our reserve for unfunded loan commitments for the periods indicated:

	As of or for the
	Quarter Ended September 30, 2007	Year Ended December 31, 2006	Quarter Ended September 30, 2006
	(Dollars in thousands)
Balance at beginning of period	$8,271	$5,668	$8,475
Provision	—	1,623	(500)
Additions due to acquisitions	—	980	—

Balance at end of period	$8,271	$8,271	$7,975

        The following table presents the changes in our allowance for credit losses:

	As of or for the
	Quarter Ended September 30, 2007	Year Ended December 31, 2006	Quarter Ended September 30, 2006
	(Dollars in thousands)
Balance at beginning of period	$60,702	$32,971	$51,923
Provision for credit losses	—	9,600	—
Net charge-offs	(1,863)	(1,388)	(5)
Additions due to acquisitions	—	19,996	—

Balance at end of period	$58,839	$61,179	$51,918

Allowance for credit losses to loans, net of unearned income	1.55%	1.46%	1.47%
Allowance for credit losses to nonaccrual loans	255.3%	276.9%	248.3%
Allowance for credit losses to nonperforming assets	251.8%	276.9%	248.3%

        In addition to the allowance for credit losses, we have a nonaccretable discount, representing the excess of the unpaid balances over the estimated fair values of certain acquired loans. Such nonaccretable discount totals $631,000 at September 30, 2007, and is an offset against the individual loan balances. At September 30, 2007 the gross amount of these loans is $4.0 million and their carrying value amount is $3.4 million.

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

        Nonaccrual loans decreased to $23.0 million, or 0.59% of loans, net of unearned income, at September 30, 2007, from $24.8 million, or 0.63% of loans, net of unearned income, at June 30, 2007. Of the $23.0 million in nonaccrual loans at September 30, 2007, $7.3 million is insured or guaranteed by the SBA or a public insurance company. As of September 30, 2007, we had no loans past due 90 days and still accruing interest.

        The following table shows the historical trends in our loans, allowance for credit losses, nonperforming assets and key credit quality statistics as of and for the periods indicated:

	As of or for the
	Quarter Ended September 30, 2007	Quarter Ended June 30, 2007	Quarter Ended March 31, 2007	Year Ended December 31, 2006
	(Dollars in thousands)
Allowance for credit losses:
Allowance for loan losses	$50,568	$52,431	$50,352	$52,908
Reserve for unfunded loan commitments	8,271	8,271	8,271	8,271

Allowance for credit losses	$58,839	$60,702	$58,623	$61,179

Nonperforming assets:
Nonaccrual loans	$23,049	$24,796	$27,572	$22,095
Other real estate owned	315	—	479	—

Total nonperforming assets	$23,364	$24,796	$28,051	$22,095

Allowance for credit losses to loans, net of unearned income	1.55%	1.58%	1.54%	1.46%
Allowance for credit losses to nonaccrual loans	255.3%	244.8%	212.6%	276.9%
Allowance for credit losses to nonperforming assets	251.8%	244.8%	209.0%	276.9%

        Deposits.    The following table presents the balance of each major category of deposits at the dates indicated:

	September 30, 2007		June 30, 2007		December 31, 2006
	Amount	% of deposits	Amount	% of deposits	Amount	% of deposits
	(Dollars in thousands)
Noninterest-bearing	$1,317,277	38%	$1,454,263	43%	$1,571,361	43%
Interest-bearing:
Interest checking	363,394	11	343,113	10	295,364	8
Money market accounts	1,206,977	36	1,016,064	29	1,090,648	29
Savings	116,293	3	124,277	4	140,820	4
Time deposits under $100,000	153,685	4	171,649	5	235,176	6
Time deposits over $100,000	284,699	8	301,386	9	352,364	10

Total interest-bearing	2,125,048	62	1,956,489	57	2,114,372	57

Total deposits	$3,442,325	100%	$3,410,752	100%	$3,685,733	100%

        At the end of the first quarter of 2007 we introduced new checking products to small business customers located around our branch offices. At September 30, 2007, balances in this new product are included in both the noninterest-bearing and interest checking categories above and totaled $211.1 million of which approximately $55.8 million were new deposits. We had $25.7 million of growth in these products during the third quarter of 2007. The introduction of our sweep product in August enabled us to return to the Bank approximately $100 million of customer deposits that were previously placed with an external fund manager. At September 30, 2007, the balances in the sweep product were approximately $102.1 million and are included in money market accounts. The decrease in time deposits reflects our strategy to reduce higher-cost deposits obtained in our acquisitions and the maturity of $67.0 million in brokered deposits since December 31, 2006.

        At September 30, 2007, deposits of foreign customers, primarily located in Mexico and Canada, totaled $114.8 million or 3% of total deposits.

Regulatory Matters

        The regulatory capital guidelines as well as the actual capital ratios for Pacific Western, and the Company as of September 30, 2007, are as follows:

	Minimum Regulatory Requirements	Actual
	Well Capitalized	Pacific Western	Company Consolidated
Tier 1 leverage capital ratio	5.00%	12.71%	12.02%
Tier 1 risk-based capital ratio	6.00%	12.50%	11.87%
Total risk-based capital	10.00%	13.75%	13.12%

        The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities, which totaled $131.0 million at September 30, 2007. This includes $43.0 million of trust preferred securities acquired in the Foothill and Community Bancorp acquisitions. Our trust preferred securities are currently included in our Tier I capital for purposes of determining the Company's Tier I and total risk-based capital ratios. The FRB, which is the holding company's banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, effective March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity, less goodwill net of any related deferred income tax liability. The regulations currently in effect through December 31, 2008 limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at September 30, 2007. We expect that our Tier I capital ratios will be at or above the existing well capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

Liquidity Management

        Liquidity.    The goals of our liquidity management are to ensure the ability of the Company to meet its financial commitments when contractually due and to respond to other demands for funds such as the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers who may need assurance that sufficient funds will be available to meet their credit needs. We have an Executive Asset/Liability Management Committee, or Executive ALM Committee, which is comprised of members of senior management and is responsible for managing balance sheet and off-balance sheet commitments to meet the needs of customers while achieving our financial objectives. Our Executive ALM Committee meets regularly to review funding capacities, current and forecasted loan demand, and investment opportunities.

        Historically, the primary liquidity source of the Bank has been its core deposit base. The Bank has not relied on significant amounts of large denomination time deposits. To meet short-term liquidity needs, the Bank maintains balances that we believe are adequate in Federal funds sold, interest-bearing deposits in other financial institutions and investment securities having maturities of five years or less. On a consolidated basis, liquid assets (cash, Federal funds sold, interest-bearing deposits in financial institutions and investment securities available-for-sale) as a percentage of total deposits were 6.7% as of September 30, 2007.

        As an additional source of liquidity, the Company maintains a revolving credit line with U.S. Bank, N.A. for $70.0 million. Additionally, the Bank maintains unsecured lines of credit of $150.0 million with correspondent banks for the purchase of overnight funds. These lines are subject to availability of funds. The Bank has also established secured borrowing relationships with the FHLB pursuant to which the Bank may borrow up to approximately $874.6 million.

        The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from the Bank and our ability to raise capital, issue subordinated debt and secure outside borrowings. The ability of the Company to obtain funds for the payment of dividends to our shareholders and for other cash requirements is largely dependent upon the Bank's earnings. Pacific Western is subject to restrictions under certain federal and state laws and regulations which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. Dividends paid by state banks, such as Pacific Western, are regulated by the Department of Financial Institutions, or the DFI, under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. With approval from the DFI, the Bank may declare dividends up to the balance of its retained earnings which totaled $128.4 million at September 30, 2007. During 2007, First Community received dividends of $90.5 million from the Bank. Further dividends from the Bank to the Holding Company during 2007 require DFI approval. The Holding Company has adequate funds to pay, and does not require regulatory approval to pay, the cash dividend on common stock declared by First Community's Board on November 7, 2007.

        On August 2, 2007, and following the expiration of our previously approved stock buyback program that ended in May 2007, our Board of Directors authorized the Company to repurchase shares of First Community Bancorp common stock worth up to $150.0 million over the next twelve months. Pursuant to this authorization we repurchased 1,107,838 shares at an average cost per share of $53.70 during the third quarter of 2007 and an additional 370,000 shares at an average cost per share of $48.70 in October 2007. Pursuant to the existing and prior authorizations we repurchased 1,285,438 shares at an average cost of $53.69 during the nine months ended September 30, 2007.

        Contractual Obligations.    The known contractual obligations of the Company at September 30, 2007, are as follows:

	At September 30, 2007 and Due
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Short-term debt obligations	$30,008	$—	$—	$—	$30,008
Long-term debt obligations	—	245,000	—	138,588	383,588
Operating lease obligations	13,085	23,414	18,210	28,765	83,474
Other contractual obligations	4,011	9,236	—	—	13,247

Total	$47,104	$277,650	$18,210	$167,353	$510,317

        Debt obligations are discussed in Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements contained in "Item 1. Unaudited Consolidated Financial Statements." Operating lease obligations are discussed in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. The other contractual obligations relate to the minimum liability associated with our data and item processing contract with a third-party provider.

        We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity, and continued deposit gathering activities. We believe we have in place sufficient borrowing mechanisms for short-term liquidity needs.

Off-Balance Sheet Arrangements

        Our obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded. At September 30, 2007, our loan-related commitments, including standby letters of credit and financial guarantees, totaled $1.2 billion. The commitments which result in a funded loan increase our profitability through net interest income. Therefore, during the year, we manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources have been and are expected to be sufficient to meet the cash requirements of our lending activities. We are not a party to and we do not administer any special purpose, asset-backed commercial paper programs commonly referred to as "conduits" or "structured investment vehicles".

Asset/Liability Management and Interest Rate Sensitivity

        Interest Rate Risk.    Our market risk arises primarily from credit risk and interest rate risk inherent in our lending and deposit gathering activities. To manage our credit risk, we rely on adherence to our underwriting standards and loan policies as well as our allowance for credit losses methodology. To manage our exposure to changes in interest rates, we conduct asset and liability management activities which are governed by guidelines pre-established by our Executive ALM Committee and approved by our Board of Directors' Asset/Liability Management Committee ("Board ALCO"). Our Executive ALM Committee and Board ALCO monitor our compliance with our asset/liability policies. These policies focus on providing sufficient levels of net interest income while considering acceptable levels of interest rate exposure as well as liquidity and capital constraints.

        Market risk sensitive instruments are generally defined as derivatives and other financial instruments, which include investment securities, loans, deposits, and borrowings. At September 30, 2007, we had not used any derivatives to alter our interest rate risk profile or for any other reason. However, both the repricing characteristics of our fixed rate loans and floating rate loans, as well as our significant percentage of noninterest-bearing deposits compared to interest-earning assets, may influence our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, interest-bearing deposits in financial institutions, Federal Home Loan Bank stock, investment securities, deposits, borrowings, and subordinated debentures.

        We measure our interest rate risk position on a monthly basis using three methods: (i) net interest income simulation analysis; (ii) market value of equity modeling; and (iii) traditional gap analysis. The results of these analyses are reviewed by the Executive ALM Committee monthly and the Board ALCO quarterly. If hypothetical changes to interest rates cause changes to our simulated net present value of equity and/or net interest income outside our pre-established limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits. We evaluated the results of our net interest income simulation and market value of equity models prepared as of September 30, 2007. These simulation models suggest our balance sheet is asset-sensitive over a

2-year time horizon, and fairly neutral over a longer time horizon. Approximately 44% of our loan portfolio is eligible to reprice immediately as our base lending rate changes. An asset-sensitive balance sheet suggests that in a rising interest rate environment, our net interest margin would increase, and during a falling or sustained low interest rate environment, our net interest margin would decrease.

        Net interest income simulation.    We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of September 30, 2007. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

        This analysis calculates the difference between net interest income forecasted using both increasing and declining interest rate scenarios and net interest income forecasted using a base market interest rate derived from the current treasury yield curve. In order to arrive at the base case, we extend our balance sheet at September 30, 2007 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products' pricing as of September 30, 2007. Based on such repricings, we calculated an estimated net interest income and net interest margin. The effects of certain balance sheet attributes, such as fixed-rate loans, floating rate loans that have reached their floors and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that may vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

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

        The following table presents as of September 30, 2007, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points.

Interest rate scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$255,629	5.2%	6.32%	0.31%
Up 200 basis points	$251,268	3.4%	6.22%	0.20%
Up 100 basis points	$246,831	1.6%	6.11%	0.10%
BASE CASE	$243,011	—	6.01%	—
Down 100 basis points	$238,576	(1.8)%	5.90%	(0.11)%
Down 200 basis points	$233,532	(3.9)%	5.78%	(0.23)%
Down 300 basis points	$230,425	(5.2)%	5.70%	(0.31)%

        Our simulation results as of September 30, 2007 indicate our interest rate risk position was asset sensitive as the simulated impact of an immediate upward movement in interest rates would result in increases in net interest income over the subsequent 12 month period while an immediate downward movement in interest rates would result in a decrease in net interest income over the next 12 months. In comparing the September 30, 2007, simulation results to June 30, 2007, we have become less asset sensitive in the 12 month time horizon. The decrease in our asset sensitivity is mostly a result of the increase in interest-bearing deposits and the decline in noninterest-bearing deposits as compared to June 30, 2007.

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

        The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at September 30, 2007. The following table shows the projected change in the market value of equity for the set of rate shocks presented as of September 30, 2007:

Interest rate scenario	Estimated Market Value	Percentage Change From Base	Percentage of total assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$1,398,219	(3.5)%	27.5%	118.2%
Up 200 basis points	$1,414,619	(2.3)%	27.8%	119.6%
Up 100 basis points	$1,431,334	(1.2)%	28.1%	121.0%
BASE CASE	$1,448,638	—	28.5%	122.5%
Down 100 basis points	$1,455,351	0.5%	28.6%	123.0%
Down 200 basis points	$1,463,208	1.0%	28.8%	123.7%
Down 300 basis points	$1,465,763	1.2%	28.8%	123.9%

        The results of our market value of equity model indicate a fairly neutral interest rate risk profile; this is demonstrated by the minimal change in the market value of equity in the up or down interest rate scenarios compared to the "base case". In comparing the September 30, 2007 simulation results to June 30, 2007, we have become slightly liability sensitive over a long term-time horizon as the duration of our liabilities has decreased.

        Gap analysis.    As part of the interest rate management process, we use a gap analysis. A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest-sensitive assets and interest-bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match the volume of interest sensitive assets and interest bearing liabilities repricing over different time intervals. The following table illustrates the volume and repricing characteristics of our balance sheet at September 30, 2007 over the indicated time intervals:

	At September 30, 2007
	Amounts Maturing or Repricing In
	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Non- sensitive(1)	Total
	(Dollars in thousands)
ASSETS
Cash and deposits in financial institutions	$362	$—	$—	$—	$124,755	$125,117
Federal funds sold	35,000	—	—	—	—	35,000
Investment securities	29,878	12,958	21,508	23,691	—	88,035
Loans, net of unearned income	1,922,688	220,606	994,497	769,358	—	3,907,149
Other assets	—	—	—	—	930,075	930,075

Total assets	$1,987,928	$233,564	$1,016,005	$793,049	$1,054,830	$5,085,376

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing demand deposits	$—	$—	$—	$—	$1,317,277	$1,317,277
Interest-bearing demand, money market and savings	1,686,664	—	—	—	—	1,686,664
Time deposits	215,776	191,353	31,255	—	—	438,384
Borrowings	30,008	—	245,000	—	—	275,008
Subordinated debentures	95,879	—	20,619	18,558	3,532	138,588
Other liabilities	—	—	—	—	46,683	46,683
Shareholders' equity	—	—	—	—	1,182,772	1,182,772

Total liabilities and shareholders' equity	$2,028,327	$191,353	$296,874	$18,558	$2,550,264	$5,085,376

Period gap	$(40,399)	$42,211	$719,131	$774,491	$(1,495,434)
Cumulative interest-earning assets	$1,987,928	$2,221,492	$3,237,497	$4,030,546
Cumulative interest-bearing liabilities	$2,028,327	$2,219,680	$2,516,554	$2,535,112
Cumulative gap	$(40,399)	$1,812	$720,943	$1,495,434
Cumulative interest-earning assets to cumulative interest-bearing liabilities	98.0%	100.1%	128.6%	159.0%
Cumulative gap as a percent of:
Total assets	(0.08)%	0.0%	14.2%	29.4%
Interest-earning assets	(1.0)%	0.0%	17.9%	37.1%

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

        In using this interest rate risk management tool, we focus on the gap sensitivity identified as the cumulative one year gap. The preceding table indicates that we had a positive one year cumulative gap of $1.8 million, or less than one percent of total assets, at September 30, 2007 compared to

$90.9 million, or 1.6% total assets, at December 31, 2006. The decrease is mainly due to the sale of commercial real estate mortgage loans and the repayment of overnight borrowings along with the increase in interest-bearing deposits due to the introduction of our sweep product included in money market balances. This gap position suggests that we are slightly asset-sensitive and if rates were to increase, our net interest margin would most likely increase. Conversely, if rates were to fall during this period, interest income would likely decline by a greater amount than interest expense and net income would decrease. The ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities maturing or repricing within one year at September 30, 2007 is 100.1%. This one year gap position indicates that any rate changes within one year from September 30, 2007 will have the same effect upon interest income and interest expense.

        We have two $100 million fixed-rate two year term advances, each with an option to be called by the FHLB on the first year anniversary dates of November and December 2007. If market interest rates are higher than the advances' stated rates at that time, the advances will be called by the FHLB and the Bank will be required to repay the FHLB. If market interest rates are lower at their one year anniversary dates, then the advances will not be called by the FHLB. If the advances are not called by the FHLB they will mature in November and December 2008. Based on the current level of interest rates, these advances are not likely to be called by the FHLB in November and December 2007.

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

ITEM 1A. Risk Factors

        The risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, are hereby supplemented with the following additional risk factor:

A natural disaster could harm the Company's business.

        Historically, California, in which a substantial portion of the Company's business is located, has been susceptible to natural disasters, such as earthquakes, floods and wild fires. These natural disasters could harm the Company's operations through interference with communications, including the interruption or loss of the Company's computer systems, which could prevent or impede the Company from gathering deposits, originating loans and processing and controlling its flow of business, as well as through the destruction of facilities and the Company's operational, financial and management information systems. Additionally, natural disasters could negatively impact the values of collateral securing the Company's loans and interrupt our borrowers' abilities to conduct their businesses in a manner to support their debt obligations, either of which could result in losses and increased provisions for credit losses.

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

        On August 2, 2007, our Board of Directors authorized the Company to repurchase shares of First Community Bancorp common stock worth up to $150.0 million over the next twelve months. The program may be modified, postponed or terminated at any time. Pursuant to this authorization we repurchased 1,107,838 shares at an average cost per share of $53.70 during the third quarter of 2007. Pursuant to the existing and prior authorizations we repurchased 1,285,438 shares at an average cost of $53.69 during the nine months ended September 30, 2007.

	Total Shares Purchased	Average Price Per Share	Total Shares Purchased as Part of Publicly Announced Program	Average Price Paid per Share For Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1—July 30, 2007	—	$—	—	$—
August 1—August 31, 2007	1,107,838	$53.70	1,107,838	$53.70
September 1—September 30, 2007(1)	3,668	$53.70	—	$—

Total	1,111,506	$53.70	1,107,838	$53.70	$90,500,000

(1)
Represents shares purchased by the DDCP.

ITEM 6.    Exhibits.

Exhibit Number	Description
3.1	Restated Articles of Incorporation of First Community Bancorp, dated April 26, 2006 (Exhibit 3.1 to Form 10-Q filed on May 5, 2006 and incorporated herein by this reference).
3.2	Amended and Restated Bylaws of First Community Bancorp, dated May 2, 2007 (Exhibit 3.2 to Current Report on Form 8-K filed on May 18, 2007 and incorporated herein by this reference).
10.1	Amendment No. 3, dated as of August 31, 2007, to the Amended and Restated Revolving Credit Agreement between First Community Bancorp and U.S. Bank, N.A.
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY BANCORP

Date: November 8, 2007

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
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2007
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
  ITEM 4. Controls and Procedures
PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 1A. Risk Factors
  ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
  ITEM 6. Exhibits.
SIGNATURES