Form 10-K
period 2007-12-31
FIRST COMMUNITY BANCORP /CA/
filed 2008-02-28
CIK 1102112

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 00-30747

FIRST COMMUNITY BANCORP
(Exact Name of Registrant as Specified in Its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	33-0885320 (I.R.S. Employer Identification Number)
401 West "A" Street San Diego, California (Address of Principal Executive Offices)	92101-7917 (Zip Code)
Registrant's telephone number, including area code: (619) 233-5588

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, no par value	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "Accelerated Filer and Large Accelerated Filer" in Rule 12b-2 of the Exchange Act. (check one): Large Accelerated filer    ☒    Accelerated filer    ☐    Non-Accelerated filer    ☐    Smaller reporting company    ☐

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.)   Yes ☐ No ☒

         As of June 30, 2007, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on The Nasdaq Stock Market LLC as of the close of business on June 30, 2007, was approximately $1.6 billion. Registrant does not have any nonvoting common equities.

         As of February 21, 2008, there were 27,147,419 shares of registrant's common stock outstanding, excluding 1,010,033 shares of unvested restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company's definitive proxy statement for its 2008 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

PART I
ITEM 1.	Business	3
	General	3
	Strategic Evolution and Acquisition Strategy	4
	Banking Business	6
	Employees	10
	Financial and Statistical Disclosure	10
	Supervision and Regulation	10
	Available Information	17
	Forward-Looking Information	17
ITEM 1A.	Risk Factors	18
ITEM 1B.	Unresolved Staff Comments	23
ITEM 2.	Properties	23
ITEM 3.	Legal Proceedings	23
ITEM 4.	Submission of Matters to a Vote of Security Holders	24
PART II
ITEM 5.	Market For Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	25
	Marketplace Designation, Sales Price Information and Holders	25
	Dividends	25
	Securities Authorized for Issuance under Equity Compensation Plans	27
	Recent Sales of Unregistered Securities and Use of Proceeds	27
	Repurchases of Common Stock	27
	Five-Year Stock Performance Graph	29
ITEM 6.	Selected Financial Data	30
ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31
	Overview	31
	Key Performance Indicators	31
	Critical Accounting Policies	33
	Results of Operations	36
	Financial Condition	45
	Borrowings	53
	Capital Resources	54
	Liquidity	55
	Contractual Obligations	56
	Off-Balance Sheet Arrangements	56
	Recent Accounting Pronouncements	57
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	57
ITEM 8.	Financial Statements and Supplementary Data	63
	Contents	63
	Management's Report on Internal Control Over Financial Reporting	64
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
	Report of Independent Registered Public Accounting Firm	65
	Consolidated Balance Sheets as of December 31, 2007 and 2006	67
	Consolidated Statements of Earnings for the Years Ended December 31, 2007, 2006 and 2005	68
	Consolidated Statements of Shareholders' Equity and Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005	69
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	70
	Notes to Consolidated Financial Statements	71
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	116
ITEM 9A.	Controls and Procedures	116
ITEM 9B.	Other Information	116
PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance of the Registrant	117
ITEM 11.	Executive Compensation	117
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	117
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	117
ITEM 14.	Principal Accountant Fees and Services	117
PART IV
ITEM 15.	Exhibits and Financial Statement Schedules	118
SIGNATURES		122
CERTIFICATIONS

PART I

ITEM 1.    BUSINESS

General

        We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our banking subsidiary. As of December 31, 2007 and 2006, our sole banking subsidiary is Pacific Western Bank. We refer to Pacific Western herein as the "Bank" and when we say "we", "our" or the "Company", we mean the Company on a consolidated basis with Pacific Western. When we refer to "First Community" or to the holding company, we are referring to the parent company on a stand-alone basis. As of December 31, 2005, our banking subsidiaries were Pacific Western National Bank which we also refer to as Pacific Western, and First National Bank, which we refer to as First National. Pacific Western National Bank converted from a national banking charter to a state bank charter under the name of Pacific Western Bank on September 13, 2006. At the time of its charter conversion, Pacific Western also withdrew from membership in the Federal Reserve System and became a "nonmember" bank. Additionally, on October 26, 2006, following the completion of the acquisition of Community Bancorp Inc. and the subsequent merger of its wholly-owned subsidiary, Community National Bank with and into First National, we completed our plan of consolidation by merging First National, with and into Pacific Western, with Pacific Western as the surviving entity in an "as if" pooling transaction. All references to Pacific Western, or the Bank, prior to September 13, 2006 refer to Pacific Western National Bank, and references on or after September 13, 2006 refer to Pacific Western Bank.

        On June 25, 2007 we acquired Business Finance Capital Corporation, or BFCC, a commercial finance company based in San Jose, California, and parent company to BFI Business Finance, or BFI. At the time of the acquisition, BFCC was merged out of existence and BFI became a wholly-owned subsidiary of Pacific Western. On January 4, 2006, we acquired Cedars Bank, or Cedars, which was merged with and into Pacific Western. On May 9, 2006, we acquired Foothill Independent Bancorp, or Foothill. At the time of acquisition Foothill was merged with and into the First Community Bancorp and Foothill's wholly-owned subsidiary, Foothill Independent Bank, was merged with and into Pacific Western.

        Pacific Western is a full-service community bank offering a broad range of banking products and services through 60 branch offices located in Los Angeles, Orange, Riverside, San Bernardino and San Diego Counties, California. We accept time and demand deposits, fund loans including real estate, construction, SBA and commercial loans, and offer other business oriented banking products. Our operations are primarily located in Southern California and the Bank focuses on conducting business with small to medium size businesses and the owners and employees of those businesses in our marketplace. We also operate in Arizona, Northern California, the Pacific Northwest, and Texas through our asset-based lending division doing business as First Community Financial, which we refer to as FCF, BFI, and SBA loan production offices. At December 31, 2007, our assets totaled $5.2 billion, of which gross loans, excluding loans held for sale, totaled $4.0 billion. At this date approximately 23% were commercial loans, 53% were commercial real estate loans, 10% were commercial real estate construction loans, 8% were residential real estate construction loans, 5% were residential real estate loans and 1% were consumer and other loans. These percentages include some foreign loans, primarily to individuals or entities with business in Mexico, representing 1% of total loans.

        We generate our income primarily from the interest received on the various loan products and investment securities and fees from providing deposit services, foreign exchange services and extending credit. Our major operating expenses are the interest paid by the Bank on deposits and borrowings, employee compensation and general operating expenses. The Bank relies on a foundation of locally generated deposits to fund loans. Our Bank has a relatively low cost of funds due to a high percentage of noninterest-bearing and low cost deposits to total deposits. Our operations, similar to other financial institutions with operations predominately focused in Southern California, are significantly influenced by economic conditions in Southern California, including the strength of the real estate market, the fiscal and regulatory policies of the federal and state government and the regulatory authorities that govern financial institutions. See "—Supervision and Regulation." Through our SBA loan production offices and our asset-based lending operations with production and marketing offices in Arizona, Northern California, the Pacific Northwest and Texas, we are also subject to the economic conditions affecting these markets.

        We are committed to maintaining premier, relationship-based community banking in Southern California, serving the needs of small to medium-sized businesses and the owners and employees of those businesses, as well as serving the needs of growing businesses that may not yet meet the credit standards of the Bank through tightly controlled asset-based lending and factoring of accounts receivable. The strategy for serving our target markets is the delivery of a finely-focused set of value- added products and services that satisfy the primary needs of our customers, emphasizing superior service and relationships as opposed to transaction volume or low pricing.

Strategic Evolution and Acquisition Strategy

        The Company was organized on October 22, 1999 as a California corporation for the purpose of becoming a bank holding company and to acquire all the outstanding capital stock of Rancho Santa Fe National Bank, First National's predecessor.

        We have grown rapidly through a series of acquisitions. The following chart summarizes the completed acquisitions since our inception, some of which are described in more detail below. See also Note 2 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for further details regarding our acquisitions.

Date	Institution/Company Acquired
May 2000	Rancho Santa Fe National Bank
May 2000	First Community Bank of the Desert
January 2001	Professional Bancorp, Inc.
October 2001	First Charter Bank
January 2002	Pacific Western National Bank
March 2002	W.H.E.C., Inc.
August 2002	Upland Bank
August 2002	Marathon Bancorp
September 2002	First National Bank
January 2003	Bank of Coronado
August 2003	Verdugo Banking Company
March 2004	First Community Financial Corporation
April 2004	Harbor National Bank
August 2005	First American Bank
October 2005	Pacific Liberty Bank
January 2006	Cedars Bank
May 2006	Foothill Independent Bancorp
October 2006	Community Bancorp Inc.
June 2007	Business Finance Capital Corporation

        We have financed our acquisitions, in part, with cash raised from the sale of our common stock or from the issuance of subordinated debentures. In January 2006, we raised $109.5 million via the sale of 1.9 million shares of our common stock in a registered public offering. The proceeds of the January 2006 offering were used to provide regulatory capital to support the acquisition of Cedars Bank. We have outstanding a total of $138.5 million in subordinated debentures as follows: $8.2 million issued in 2000, $20.6 million issued in 2003, $61.9 million issued in 2004, and $47.8 million acquired in our acquisitions of Foothill and Community Bancorp. In June 2007, we retired $10.3 million of subordinated debentures issued in 2002. See Note 8 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." As described in more detail below, we have also financed certain acquisitions with the exchange of our common stock for the stock of the target company. Below is a summary of the acquisitions which have occurred since the beginning of 2005.

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

  Pacific Liberty

        On October 7, 2005, we acquired Pacific Liberty Bank, or Pacific Liberty, based in Huntington Beach, California. We issued 783,625 shares of our common stock to the Pacific Liberty shareholders and caused Pacific Liberty to pay $5.0 million in cash for all outstanding options to purchase Pacific Liberty common stock. The aggregate deal value was approximately $41.6 million. We made this acquisition to expand our presence in Orange County, California. At the time of the acquisition, Pacific Liberty was merged into Pacific Western.

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

  Foothill Independent Bancorp

        On May 9, 2006, we acquired Foothill Independent Bancorp, or Foothill, based in Glendora, California. We issued 3,946,865 shares of our common stock to the Foothill shareholders and caused Foothill to pay $10.2 million in cash for all outstanding options to purchase Foothill common stock. The aggregate deal value was approximately $242.5 million. At the time of the acquisition, Foothill was merged with and into the Company and Foothill Independent Bank, a wholly-owned subsidiary of Foothill, was merged with and into Pacific Western. We made this acquisition to expand our presence in Los Angeles, Riverside and San Bernardino Counties of California.

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

  BFI Business Finance

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

Banking Business

        The Bank is a full-service community bank that offers a broad range of banking products and services, including many types of business and personal money market and checking accounts and other commercial and consumer banking services, including foreign exchange services. We generate our income primarily from the interest received on various loan products and investment securities, and fees from providing deposit services, foreign exchange services and extending credit. The Bank originates several types of loans, including secured and unsecured commercial and consumer loans, commercial real estate mortgage loans, SBA loans and construction loans. We extend credit to customers located primarily in the counties we serve, and through certain programs we also extend credit and make commercial and real estate loans to businesses located in Mexico. Special services, including international banking services, multi-state deposit services and investment services, or requests beyond the lending limits of the Bank can be arranged through correspondent banks. The Bank issues ATM and debit cards, has a network of ATMs and offers access to ATM networks through other major service providers. We focus on providing these banking and financial services throughout Southern California to small and medium-sized businesses and the owners and employees of those businesses. We also provide asset-based lending and factoring of accounts receivable to small businesses located throughout the western United States through BFI based in San Jose, California, FCF based in Phoenix, Arizona and marketing offices in Dallas, Houston and San Antonio, Texas, Bellevue, Washington and Los Angeles and Orange Counties, California.

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

          The Bank's real estate portfolio is subject to certain risks, including, but not limited to (i) the effects of economic downturns in the Southern California economy, (ii) interest rate increases, (iii) reduction in real estate values in Southern California, (iv) increased competition in pricing and loan structure, and (v) environmental risks, including natural disasters. In addition to the foregoing, construction loans are also subject to project specific risks including, but not limited to, (1) construction costs being more than anticipated; (2) construction taking longer than anticipated; (3) failure by developers and contractors to meet project specifications; (4) disagreement between contractors, subcontractors and developers; (5) demand for completed projects being less than anticipated; (6) buyers being unable to secure financing; and (7) loss through foreclosure. When underwriting loans, we strive to reduce the exposure to such risks by (a) reviewing each loan request and renewal individually, (b) using a dual signature approval system for the approval of each loan request for loans over a certain dollar amount, (c) adhering to written loan policies, including, among other factors, minimum collateral requirements, maximum loan-to-value ratio requirements, cash flow requirements and personal guarantees, (d) obtaining secondary appraisals, (e) obtaining external independent credit reviews, (f) evaluating concentrations as a percentage of capital and loans, and (g) conducting environmental reviews, where appropriate. With respect to construction loans, in addition to the foregoing, we attempt to mitigate project specific risks by (A) implementing a controlled disbursement process for loan proceeds in accordance with an agreed upon schedule; (B) conducting project site visits; and (C) adhering to release-price schedules to ensure the prices for which newly-built units to be sold are sufficient to repay the Bank. The risks related to buyer inability to secure financing and loss through foreclosure are not controllable. We review each loan request on the basis of our ability to recover both principal and interest in view of the inherent risks.

          (2)    Commercial Loans.    Commercial loans are made to finance operations, to provide working capital, or for specific purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower's cash flow from operations is generally the primary source of repayment, our policies provide specific guidelines regarding required debt coverage and other important financial ratios. Commercial loans include lines of credit and commercial term loans. Lines of credit are extended to businesses or individuals based on the financial strength and integrity of the borrower and generally (with some exceptions) are collateralized by short-term assets such as accounts receivable, inventory, equipment or real estate and have a maturity of one year or less. Such lines of credit bear an interest rate that floats with the Bank's base rate, the prime rate, LIBOR or another established index. Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short-term debt originally used to purchase fixed assets or, in rare cases, to finance the purchase of businesses. Commercial term loans generally have terms from one to five years. They may be collateralized by the asset being acquired or other available assets and bear interest rates which either float with the Bank's base rate, the prime rate, LIBOR or another established index or is fixed for the term of the loan.

          The Bank's portfolio of commercial loans is subject to certain risks, including, but not limited to (i) the effects of economic downturns in the Southern California economy, (ii) interest rate increases, (iii) deterioration of the value of the underlying collateral, and (iv) the deterioration of a borrower's or guarantor's financial capabilities. We strive to reduce the exposure to such risks through (a) reviewing each loan request and renewal individually, (b) using a dual signature approval system, (c) adhering to written loan policies, (d) obtaining external independent credit reviews, and (e) in the case of certain commercial loans to Mexican or foreign entities, third party insurance which limits our exposure to anywhere from 20 to 30 percent of the underlying loan. In addition, loans based on short-term asset values and factoring arrangements are monitored on a daily, weekly, monthly or quarterly basis and may include lockbox or control account arrangements. In general, the Bank receives and reviews financial statements and other documents of borrowing customers on an ongoing basis during the term of the relationship and responds to any deterioration noted.

          (3)    SBA Loans.    The Bank makes SBA loans through programs designed by the federal government to assist the small business community in obtaining financing from financial institutions that are given government guarantees as an incentive to make the loans. Our SBA loans fall into two categories, loans originated under the SBA's 7a Program ("7a Loans") and loans originated under the SBA's 504 Program ("504 Loans"). SBA 7a Loans are commercial business loans generally made for the purpose of purchasing real estate to be occupied by the business owner, providing working capital, and/or purchasing equipment, accounts receivable or inventory. SBA 504 Loans are collateralized by commercial real estate and are generally made to business owners for the purpose of purchasing or improving real estate for their use and for equipment used in their business.

          SBA lending is subject to federal legislation that can affect the availability and funding of the program. From time to time, this dependence on legislative funding causes limitations and uncertainties with regard to the continued funding of such programs, which could potentially have an adverse financial impact on our business.

          The Bank's portfolio of SBA loans is subject to certain risks, including, but not limited to (i) the effects of economic downturns in the Southern California economy, (ii) interest rate increases, (iii) deterioration of the value of the underlying collateral, and (iv) the deterioration of a borrower's or guarantor's financial capabilities. We strive to reduce the exposure of such risks through (a) reviewing each loan request and renewal individually, (b) using a dual signature approval system, (c) adhering to written loan policies, (d) adhering to SBA written policies and regulations, (e) obtaining secondary appraisals, and (f) obtaining independent credit reviews. In addition, SBA loans normally require monthly installment payments of principal and interest and therefore are continually monitored for past due conditions. In general, the Bank receives and reviews financial statements and other documents of borrowing customers on an ongoing basis during the term of the relationship and responds to any deterioration noted.

          (4)    Consumer Loans.    Consumer loans include personal loans, auto loans, boat loans, home improvement loans, revolving lines of credit and other loans typically made by banks to individual borrowers. The Bank's consumer loan portfolio is subject to certain risks, including (i) amount of credit offered to consumers in the market, (ii) interest rate increases, and (iii) consumer bankruptcy laws which allow consumers to discharge certain debts. We strive to reduce the exposure to such risks through the direct approval of all consumer loans by (a) reviewing each loan request and renewal individually, (b) using a dual signature approval system, (c) adhering to written credit policies, and (d) obtaining external independent credit reviews.

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

  Business Concentrations

        No individual or single group of related accounts is considered material in relation to our total assets or to the assets or deposits of the Bank, or in relation to the overall business of the Company. However, approximately 76% of our loan portfolio held for investment at December 31, 2007 consisted of real estate-related loans, including construction loans, miniperm loans, commercial real estate mortgage loans and commercial loans secured by commercial real estate. See "Item 7. Management's

Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loans." Moreover, our business activities are currently focused primarily in Southern California, with the majority of our business concentrated in Los Angeles, Riverside, Orange, San Bernardino and San Diego Counties. Consequently, our results of operations and financial condition are dependent upon the general trends in the Southern California economies and, in particular, the residential and commercial real estate markets. The concentration of our operations in Southern California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region. We conduct foreign lending activities including commercial and real estate lending, consisting predominantly of loans to individuals or entities located in Mexico. All of our foreign loans are denominated in U.S. dollars and most are collateralized by assets located in the United States or guaranteed or insured by businesses located in the United States. We have continued to allow our foreign loan portfolio to repay in the ordinary course of business without making any new privately-insured foreign loans other than those under existing commitments. We also conduct asset-based lending and factoring of accounts receivable primarily in Arizona, Northern California, the Pacific Northwest, and Texas.

  Competition

        The banking business in California, and specifically in the Bank's primary service areas, is highly competitive with respect to originating loans, generating deposits and providing other banking services. The market is dominated by a relatively small number of major banks with a large number of offices and full-service operations over a wide geographic area. Among the advantages such major banks have in comparison to the Bank is their ability to finance and engage in wide-ranging advertising campaigns and to invest in regions of higher yield and demand. These competitors offer certain services which we do not offer directly and by virtue of their greater total capitalization, such banks have substantially higher lending limits than we offer. Other entities, in both the public and private sectors, seeking to raise capital through the issuance and sale of debt or equity securities also compete with us for the acquisition of deposits. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card and other consumer finance services (including on-line banking services and personal financial software). Competition for deposit and loan products remains strong from both banking and non-banking institutions and this competition directly affects the rates of those products and the terms on which they are offered to consumers and businesses.

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

        Economic factors, along with legislative and technological changes, will have an ongoing impact on the competitive environment within the financial services industry. We work to anticipate and adapt to dynamic competitive conditions, but we can make no assurance as to the effectiveness of these efforts on our future business or results of operations or as to our continued ability to anticipate and adapt to changing conditions. In order to compete with other financial services providers in our primary service areas, we attempt to use, to the fullest extent possible, the flexibility which our independent status permits, including an emphasis on specialized services, local promotional activity and personal contacts. We strive to offer highly personalized banking services and to continually improve our range of banking services provided and products offered. We believe that through focusing on providing services tailored to meet the needs of our customers and by cross-marketing our products, we can be competitive with and distinguish ourselves from other community banks and financial services providers in our marketplace. However, we can provide no assurance that we will be able to sufficiently improve our services and/or banking products or successfully compete in our primary service areas.

Employees

        As of February 15, 2008, Pacific Western had 860 full time equivalent employees and First Community had 21 full time equivalent employees.

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

        Our earnings and activities are affected by legislation, by regulations and by local legislative and administrative bodies and decisions of courts in the jurisdictions in which we and the Bank conduct business. For example, these include limitations on the ability of the Bank to pay dividends to us and our ability to pay dividends to our shareholders. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries. Various federal and state statutory provisions limit the amount of dividends that subsidiary banks and savings associations can pay to their holding companies without regulatory approval. In addition to these explicit limitations, the federal regulatory agencies have general authority to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice. In addition, as discussed below under "—Regulation of the Bank", a bank holding company such as the Company is required to maintain minimum ratios of Tier 1 capital and total capital to total risk-weighted assets, as well as a minimum ratio of Tier 1 capital to total adjusted quarterly average assets as defined in such regulations.

        In addition, banking subsidiaries of bank holding companies are subject to certain restrictions imposed by federal law in dealings with their holding companies and other affiliates. Subject to certain exceptions set forth in the Federal Reserve Act, a bank can make a loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate, accept securities of an affiliate as collateral for a loan or extension of credit to any person or company, issue a guarantee or accept letters of credit on behalf of an affiliate only if the aggregate amount of the above transactions of such subsidiary does not exceed 10 percent of such subsidiary's capital stock and surplus on an individual basis or 20 percent of such subsidiary's capital stock and surplus on an aggregate basis. Such transactions must be on terms and conditions that are consistent with safe and sound banking practices. A bank holding company and its subsidiaries generally may not purchase a "low-quality asset," as that term is defined in the Federal Reserve Act, from an affiliate. Such restrictions also prevent a holding company and its other affiliates from borrowing from a banking subsidiary of the holding company unless the loans are secured by collateral.

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

        Pacific Western is insured by the FDIC, which currently insures non-IRA deposits of each insured bank to a maximum of $100,000 per depositor and IRA deposits of each insured bank to a maximum of $250,000 per depositor. For this protection, Pacific Western, as is the case with all insured banks, pays a quarterly statutory assessment and is subject to the rules and regulations of the FDIC. Additionally, Pacific Western is a state-chartered bank and is regulated by the California Department of Financial Institutions, or DFI.

        Various requirements and restrictions under federal and state law affect the operations of the Bank. Federal and state statutes and regulations relate to many aspects of the Bank's operations, including standards for safety and soundness, reserves against deposits, interest payable on certain deposit products, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, fair lending requirements, Community Reinvestment Act activities and loans to affiliates.

        Further, each of the Company and the Bank is required to maintain certain levels of capital. The FRB and the FDIC have substantially similar risk-based capital ratio and leverage ratio guidelines for banking organizations. The guidelines are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization's assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution's or holding company's capital, in turn, is classified in one of three tiers, depending on type:

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

  •
  Supplementary Capital (Tier 2).  Tier 2 capital includes, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for possible credit losses, subject to limitations.

  •
  Market Risk Capital (Tier 3).  Tier 3 capital includes qualifying unsecured subordinated debt.

        The following are the regulatory capital guidelines and the actual capitalization levels for Pacific Western and the Company as of December 31, 2007:

	Adequately Capitalized	Well Capitalized	Pacific Western	Company Consolidated
	(greater than or equal to)
Total risk-based capital ratio	8.00%	10.00%	12.90%	11.92%
Tier 1 risk-based capital ratio	4.00%	6.00%	11.65%	10.67%
Tier 1 leverage capital ratio	4.00%	5.00%	12.07%	11.06%

        The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities, which totaled $131.0 million at December 31, 2007. We retired $10.0 million of our trust preferred securities during 2007. Our trust preferred securities are currently included in our Tier I capital for purposes of determining the Company's Tier I and total risk-based capital ratios. The FRB has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, effective March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity, less goodwill net of any related deferred income tax liability. The regulations currently in effect through December 31, 2008 limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at December 31, 2007. We expect that our Tier I capital ratios will be at or above the existing well capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

        The FDIC and FRB risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision, or BIS. The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country's supervisors can use to determine the supervisory policies they apply. The BIS has been working for a number of years on revisions to the 1988 capital accord and in June 2004 released the final version of its proposed new capital framework, with an update in November 2005, or BIS II. BIS II proposes two approaches for setting capital standards for credit risk—an internal ratings-based approach tailored to individual institutions' circumstances (which for many asset classes is itself broken into a "foundation" approach and an "advanced" or "A-IRB" approach, the availability of which is subject to additional restrictions) and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. BIS II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures.

        The U.S. banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on BIS II. In September 2006, the agencies issued a notice of proposed rulemaking setting forth a definitive proposal for implementing BIS II in the United States that would apply only to internationally active banking organizations—defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of

$10 billion or more—but that other U.S. banking organizations could elect but would not be required to apply. In November 2007, the agencies adopted a definitive final rule for implementing BIS II in the United States that would apply only to internationally active banking organizations, or "core banks"—defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more. The final rule will be effective as of April 1, 2008. At the same time, the agencies announced their intention to issue a proposed rule that provide other U.S. banking organizations an option to adopt a "standardized approach" under BIS II. This new proposal, which is intended to be finalized before the core banks may start their first transition period year under BIS II, will replace the agencies' earlier proposed amendments to existing risk-based capital guidelines to make them more risk sensitive (formerly referred to as the "BIS I-A" approach).

        The Company is not required to comply with BIS II. The Company determined that it will not adopt the BIS II approach when it becomes effective.

Prompt Corrective Action

        The Federal Deposit Insurance Corporation Improvement Act, or FDICIA, requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. Pursuant to FDICIA, the FDIC promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified as undercapitalized if its total risk-based capital is less than 8% or its Tier 1 risk-based capital or leverage ratio is less than 4%. An institution that, based upon its capital levels, is classified as "well capitalized", "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. Furthermore, if a bank is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the federal bank regulator, and the holding company must guarantee the performance of that plan.

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

  Hazardous Waste Clean-Up

        Since we are not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, our primary exposure to environmental laws is through our lending activities and through properties or businesses we may own, lease or acquire. Based on a general survey of the Bank's loan portfolio, conversations with local appraisers and the type of lending currently and historically done by the Bank, we are not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on the Company as of February 15, 2008.

  Sarbanes-Oxley Act

        The Sarbanes-Oxley Act of 2002 aims to restore the credibility lost as a result of high profile corporate scandals by addressing, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. The Nasdaq Stock Market has adopted corporate governance rules intended to allow shareholders to more easily and effectively monitor the performance of companies and directors. The principal provisions of the Sarbanes-Oxley Act, many of which have been interpreted through regulations released in 2003, provide for and include, among other things: (i) the creation of the Public Company Accounting Oversight Board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with that company's independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a "financial expert" (as such term is defined by the SEC) and if not disclosed, why the audit committee does not have a financial expert; (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (xi) a range of enhanced penalties for fraud and other violations; and (xii) expanded disclosure and certification relating to an issuer's disclosure controls and procedures and internal controls over financial reporting.

        As a result of the Sarbanes-Oxley Act, and its implementing regulations, we have incurred substantial costs to interpret and ensure ongoing compliance with the law and its regulations. Future changes in the laws, regulation, or policies that impact us cannot necessarily be predicted and may have a material effect on our business and earnings.

  USA Patriot Act

        The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the Patriot Act, designed to deny terrorists and others the ability to obtain access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act, as implemented by various federal regulatory agencies, requires financial institutions, including the Company, to implement new policies and procedures or amend existing policies and procedures with respect to, among other matters, anti-money laundering, compliance, suspicious activity and currency transaction reporting and due diligence on customers. The Patriot Act and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB, the FDIC and other federal banking agencies to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act. The Company has augmented its systems and procedures to accomplish this. We believe that the ongoing cost of compliance with the Patriot Act is not likely to be material to the Company.

  Federal Deposit Insurance

        Because of favorable loss experience and a healthy reserve ratio in the Deposit Insurance Fund (formerly known as the Bank Insurance Fund), or DIF, of the FDIC, well-capitalized and well-managed banks, including the Bank, have in recent years paid minimal premiums for FDIC insurance. The FDIC notified banks that beginning in 2007, it would increase the premiums for deposit insurance. Concurrently, a deposit premium refund, in the form of credit offsets for future premiums, was granted to banks that were in existence on December 31, 1996 and paid deposit insurance premiums prior to that date. Pacific Western and many of our acquired institutions met the qualifications and we received credits during 2007 which offset all of our 2007 premiums. For 2008, only 90% of the premiums may be offset against these credits. The amount of any future premiums will depend on the DIF loss experience, legislation or regulatory initiatives and other factors, none of which we are in position to predict at this time.

  Community Reinvestment Act

        The Community Reinvestment Act of 1977, or the CRA, generally requires insured depository institutions to identify the communities they serve and to make loans and investments, offer products, and provide services designed to meet the credit needs of these communities. The CRA also requires banks to maintain comprehensive records of its CRA activities to demonstrate how it is meeting the credit needs of their communities; these documents are subject to periodic examination by the FDIC. During these examinations, the FDIC rates such institutions' compliance with CRA as "Outstanding," "Satisfactory," "Needs to Improve" or "Substantial Noncompliance." The CRA requires the FDIC to take into account the record of a bank in meeting the credit needs of the entire communities served, including low-and moderate income neighborhoods, in determining such rating. Failure of an institution to receive at least a "Satisfactory" rating could inhibit such institution or its holding company from undertaking certain activities. The Bank received a CRA rating of "Satisfactory" as of its most recent examination.

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

  Privacy

        The Gramm-Leach-Bliley Act of 1999 and the California Financial Information Privacy Act require financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, the statutes require explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the Bank's policies and procedures. Pacific Western has implemented privacy policies addressing these restrictions which are distributed regularly to all existing and new customers of the Bank.

Available Information

        We maintain an Internet website at www.firstcommunitybancorp.com, and a website for Pacific Western at www.pacificwesternbank.com. At www.firstcommunitybancorp.com and via the "Investor Relations" link at the Bank's website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room, located at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You may obtain copies of the Company's filings on the SEC site. These documents may also be obtained in print upon request by our shareholders to our Investor Relations Department.

        We have adopted a written code of ethics that applies to all directors, officers and employees of the Company, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission promulgated thereunder. The code of ethics, which we call our Code of Business Conduct and Ethics, is available on our corporate website, www.firstcommunitybancorp.com in the section entitled "Corporate Governance." In the event that we make changes in, or provide waivers from, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on our corporate website in such section. In the Corporate Governance section of our corporate website, we have also posted the charters for our Audit Committee and our Compensation, Nominating and Governance Committee, as well as our Corporate Governance Guidelines. In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our website.

        Our Investor Relations Department can be contacted at First Community Bancorp, 275 N. Brea Blvd., Brea, CA 92821, Attention: Investor Relations, telephone 714-671-6800, or via e-mail to investor-relations@firstcommunitybancorp.com.

        All website addresses given in this document are for information only and are not intended to be an active link or to incorporate any website information into this document.

Forward-Looking Information

        This Annual Report on Form 10-K contains certain forward-looking information about the Company, which statements are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, implied or projected by, such forward-looking statements. Risks and uncertainties include, but are not limited to:

  •
  lower than expected revenues;

  •
  credit quality deterioration or pronounced and sustained reduction in real estate market values could cause an increase in the allowance for credit losses and a reduction in net earnings;

  •
  increased competitive pressure among depository institutions;

  •
  the Company's ability to complete any further acquisitions, to successfully integrate such acquired entities, or to achieve expected synergies and operating efficiencies within expected time-frames or at all;

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

  •
  legislative or regulatory requirements or changes adversely affecting the Company's business; and

  •
  changes in the securities markets.

        If any of these risks or uncertainties materializes or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. We assume no obligation to update such forward-looking statements. For additional information concerning risks and uncertainties related to us and our operations, please refer to Items 1 through 7A of this Annual Report.

ITEM 1A.    RISK FACTORS

        Ownership of our common stock involves risk. You should carefully consider, in addition to the other information set forth herein, the following risk factors.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

        Changes in the interest rate environment may reduce our profits. It is expected that we will continue to realize income from the differential or "spread" between the interest earned on loans, securities and other interest earning assets, and interest paid on deposits, borrowings and other interest bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest earning assets and interest bearing liabilities. Changes in market interest rates generally affect loan volume, loan yields, funding sources and funding costs.

        While an increase in the general level of interest rates may increase our net interest margin and loan yield, it may adversely affect the ability of certain borrowers with variable rate loans to pay the interest on and principal of their obligations. In addition, an increase in market interest rates on loans is generally associated with a lower volume of loan originations, which may reduce earnings. Following a decline in the general level of interest rates, our ability to maintain a positive net interest spread is dependant on our ability to reduce the interest paid on deposits, borrowings, and other interest bearing liabilities. We cannot provide assurance that we would be able to lower the rates paid on deposit accounts to support our liquidity requirements as lower rates may result in deposit outflows.

Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, liquidity, and overall profitability. We cannot assure you that we can minimize our interest rate risk.

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

        Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and range and quality of products and services provided, including new technology driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services. We also face competition from out-of-state financial intermediaries that have opened production offices or that solicit deposits in our market areas. If we are unable to attract and retain banking customers, we may be unable to grow the levels of our loans and deposits and our results of operations and financial condition may be adversely affected.

        The recent disruption in the credit markets has had the effect of decreasing the overall liquidity in the marketplace. Competition from financial institutions seeking to maintain adequate liquidity has placed upward pressure on the rates paid on certain deposit accounts at the same time the level of market interest rates has declined. To maintain adequate levels of liquidity, without exhausting secondary sources of liquidity, we may incur increased deposit costs.

Changes in economic conditions, in particular an economic slowdown in Southern California, could materially and negatively affect our business.

        Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are beyond our control. A deterioration in economic conditions, whether caused by national or local concerns, in particular an economic slowdown in Southern California, could result in the following consequences, any of which could hurt our business materially: loan delinquencies may increase; problem assets and foreclosures may increase; demand for our products and services may decrease; low cost or noninterest bearing deposits may decrease; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers' borrowing power, and reducing the value of assets and collateral associated with our existing loans. These circumstances may lead to an increase in nonaccrual and classified loans, which generally results in a provision for credit losses and in turn reduces the Company's net earnings. The State of California continues to face fiscal challenges, the long-term effects of which on the State's economy cannot be predicted.

A downturn in the real estate market could negatively affect our business.

        There has been a slow-down in the real estate market due to disruptions in the credit markets, the effects of which are not yet completely known or quantified. At December 31, 2007, 53% of our loans were secured by commercial real estate, 10% were secured by commercial real estate construction projects, 8% were secured by residential real estate construction projects and 5% were secured by residential real estate. We have observed tighter credit underwriting and higher premiums on liquidity, both which may place downward pressure on real estate values. Any further downturn in the real estate market could negatively affect our business because a significant portion of our loans is secured by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. Substantially all of our real property collateral is located in Southern California. If there is a significant decline in real estate values, especially in Southern California, the collateral for our loans would provide less security. Real estate values could be affected by, among other things, an economic slowdown, an increase in interest rates, earthquakes and other natural disasters particular to California.

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

        Our operations are subject to extensive regulation by federal and state governmental authorities, and we are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. There are currently proposed laws, rules and regulations that, if adopted, would impact our operations. There can be no assurance that these proposed laws, rules and regulations, or any other laws, rules or regulations, will not be adopted in the future, which could (i) make compliance much more difficult or expensive, (ii) restrict our ability to originate, broker or sell loans or accept certain deposits, (iii) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us, or (iv) otherwise adversely affect our business or prospects for business. Additionally, in order to conduct certain activities, including acquisitions, we are required to obtain regulatory approval. There can be no assurance that any required approvals can be obtained, or obtained without conditions or on a timeframe acceptable to us. For more information, please see the section entitled "Item 1. Business—Supervision and Regulation" above.

We are exposed to transactional, country and legal risk related to our foreign loans that is in addition to risks we face on loans to U.S. based borrowers.

        A portion of our loan portfolio is represented by credit we extend and loans we make to businesses located outside the United States, predominantly in Mexico. These loans, which include commercial loans, real estate loans and credit extensions for the financing of international trade, are subject to risks in addition to risks we face with our loans to businesses located in the United States including, but not limited to transaction risk, country risk and legal risk. While these loans are denominated in U.S. dollars, the ability of the borrower to repay may be affected by fluctuations in the borrower's home country currency relative to the U.S. dollar. Additionally, while most of our foreign loans are insured by U.S.-based institutions, guaranteed by a U.S.-based entity, or collateralized with U.S.-based assets or real property, our ability to collect in the event of default is subject to a number of conditions, as well as deductibles and co-payments with respect to insurance, and we may not be successful in obtaining partial or full repayment or reimbursement from the insurers. Furthermore, foreign laws may restrict our ability to foreclose on, take a security interest in, or seize collateral located in the foreign country.

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

        Our ability to pay dividends to our shareholders is subject to the restrictions set forth in California law. In addition, our ability to pay dividends to our shareholders is restricted in specified circumstances under indentures governing the trust preferred securities we have issued and under the revolving credit agreement to which we are a party. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters—Dividends" in Part II of this Annual Report for more information on these restrictions. We cannot assure you that we will meet the criteria specified under California law or under these agreements in the future, in which case we may reduce or stop paying dividends on our common stock.

The primary source of our income from which we pay dividends is the receipt of dividends from the Bank.

        The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the Board of Governors of the Federal Reserve System, the FDIC and/or the DFI could assert that payment of dividends or other payments is an unsafe or unsound practice. In the event the Bank is unable to pay dividends to us, it is likely that we, in turn, would have to reduce or stop paying dividends on our common stock. Our failure to pay dividends on our common stock could have a material adverse effect on the market price of our common stock. See "Item 1. Business—Supervision and Regulation" above for additional information on the regulatory restrictions to which we and the Bank are subject.

Only a limited trading market exists for our common stock which could lead to price volatility.

        Our common stock was designated for quotation on The Nasdaq Stock Market in June 2000 and trading volumes since that time have been modest. The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market of our common stock. In addition, even if a more active market in our common stock develops, we cannot assure you that such a market will continue or that shareholders will be able to sell their shares.

Our allowance for credit losses may not be adequate to cover actual losses.

        In accordance with accounting principles generally accepted in the United States, we maintain an allowance for loan losses to provide for loan defaults and non-performance and a reserve for unfunded loan commitments which, when combined, we refer to as the allowance for credit losses. Our allowance for credit losses may not be adequate to cover actual credit losses, and future provisions for credit losses could materially and adversely affect our operating results. Our allowance for credit losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Our federal and state regulators, as an integral part of their examination process, review our loans and allowance for credit losses. While we believe our allowance for credit losses is appropriate for the risk identified in the Company's loan portfolio, we cannot assure you that we will not further increase the allowance for credit losses, that it will be sufficient to cover losses, or that regulators will not require us to increase this allowance. Any of these occurrences could materially and negatively affect our earnings. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Annual Report for more information.

Our acquisitions may subject us to unknown risks.

        We have completed 19 acquisitions since May 2000, including the acquisition of two bank subsidiaries around which the Company was initially formed. Certain events may arise after the date of an acquisition, or we may learn of certain facts, events or circumstances after the closing of an acquisition, that may affect our financial condition or performance or subject us to risk of loss. These events include, but are not limited to: litigation resulting from circumstances occurring at the acquired entity prior to the date of acquisition; loan downgrades and credit loss provisions resulting from underwriting of certain acquired loans determined not to meet our credit standards; personnel changes that cause instability within a department; delays in implementing new policies or procedures, or the failure to apply new policies or procedures; and, other events relating to the performance of our business. Acquisitions involve inherent uncertainty and we cannot determine all potential events, facts and circumstances that could result in loss, or give assurances that our investigation or mitigation efforts will be sufficient to protect against any such loss.

Concentrated ownership of our common stock creates a risk of sudden changes in our share price.

        As of February 15, 2008, directors and members of our executive management team owned or controlled approximately 10.8% of our common stock, excluding shares that may be issued to executive officers upon vesting of restricted stock awards. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The sale by any of our large shareholders of a significant portion of that shareholder's holdings could have a material adverse effect on the market price of our common stock. In addition, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly.

Our largest shareholder is a registered bank holding company and the activities and regulation of such shareholder may affect the permissible activities of the Company.

        Castle Creek Capital, LLC, which we refer to as Castle Creek, is controlled by our chairman, John M. Eggemeyer, and beneficially owned approximately 6.7% of the Company as of February 15, 2008. Castle Creek is a registered bank holding company under the BHCA and is regulated by the FRB. Under FRB guidelines, holding companies must be a "source of strength" for their subsidiaries. See "Item 1. Business—Supervision and Regulation—Bank Holding Company Regulation" above for more information. Regulation of Castle Creek by the FRB may adversely affect the activities and strategic plans of the Company should the FRB determine that Castle Creek or any other company in which Castle Creek has invested has engaged in any unsafe or unsound banking practices or activities. While we have no reason to believe that the FRB is proposing to take any action with respect to Castle Creek that would adversely affect the Company, we remain subject to such risk.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of February 15, 2008, we had a total of 83 properties consisting of 60 operating branch offices, 1 annex office, 3 operations centers, 10 loan offices, and 9 other properties of which 4 are subleased. We own 6 locations and the remaining properties are leased. Almost all properties are located in Southern California. Pacific Western's principal office is located at 401 West A Street, San Diego, CA 92101-7917.

        For additional information regarding properties of the Company and Pacific Western, see "Item 8. Financial Statements and Supplementary Data."

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

        In November 2005, along with certain other defendants, we reached an agreement in principle with respect to the Gilbert Litigation. That agreement is reflected in a written Stipulation of Settlement dated February 9, 2007, which has been executed by all the parties to that settlement. The settlement is subject to approval by the Los Angeles Superior Court and a certain level of participation in the settlement by class members. A hearing on the motion for final approval of the settlement is currently pending before the Superior Court. Assuming all conditions to final consummation of the settlement are met, First Community's contribution to the settlement will be $775,000, which was accrued in 2005.

        While we believe that this settlement, if finalized, will end our exposure to the underlying claims by participating class members, we cannot be certain that all conditions to the settlement will be satisfied or that we will not be subject to further claims by parties related to the same claims who did not participate in the settlement.

        In connection with the Gilbert Litigation settlement, we also reached a settlement with Progressive Casualty Insurance Co. in the Progressive Litigation. The settlement with Progressive, which includes an additional contribution by Progressive under First Community's policy toward the settlement of the Gilbert Litigation and a dismissal by Progressive of any claims against First Community for reimbursement, is contingent upon the consummation of the Gilbert Litigation settlement.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to the shareholders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Marketplace Designation, Sales Price Information and Holders

        Our common stock is listed on The Nasdaq Stock Market LLC and trades under the symbol "FCBP." The following table summarizes the high and low sale prices for each quarterly period ended since January 1, 2006 for our common stock, as quoted and reported by The Nasdaq Stock Market:

	Sales Prices
	High	Low
Quarter Ended
2006:
First quarter	$61.65	$53.95
Second quarter	$61.35	$55.02
Third quarter	$59.52	$51.87
Fourth quarter	$58.11	$51.30
2007:
First quarter	$58.50	$50.29
Second quarter	$58.02	$53.94
Third quarter	$58.96	$48.20
Fourth quarter	$62.56	$39.25

        As of February 15, 2008, the closing price of our common stock on Nasdaq was $32.79 per share. As of that date, based on the records of our transfer agent, there were approximately 2,571 record holders of our common stock.

Dividends

        Our ability to pay dividends to our shareholders is subject to the restrictions set forth in the California General Corporation Law, or the CGCL. The CGCL provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal or exceed the amount of the proposed distribution. The CGCL further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if the sum of the assets of the corporation (exclusive of goodwill, capitalized research and development expenses and deferred charges) would be at least equal to 1 1/4 times its liabilities (not including deferred taxes, deferred income and other deferred credits). Our ability to pay dividends is also subject to certain other limitations. See "Item 1. Business—Supervision and Regulation" in Part I of this Annual Report on Form 10-K and Note 18 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

        In addition, our ability to pay dividends is limited by certain provisions of our credit agreement with U.S. Bank, N.A. This agreement provides that we may not declare or pay any dividend on the Company's common stock in any quarter if an Event of Default (as defined in the agreement) has occurred or will occur as a result of such payment. In addition, the agreement prevents us from paying a dividend in the event we no longer own 100% of Pacific Western.

        Our ability to pay dividends to our shareholders is also limited by certain covenants contained in the indentures governing trust preferred securities issued by us or entities that we have acquired, and the debentures underlying the trust preferred securities. Generally the indentures provide that if an Event of Default (as defined in the indentures) has occurred and is continuing, or if we are in default with respect to any obligations under our guarantee agreement which covers payments of the obligations on the trust preferred securities, or if we give notice of any intention to defer payments of interest on the debentures underlying the trust preferred securities, then we may not, among other restrictions, declare or pay any dividends (other than a dividend payable by the Bank to the holding company) with respect to our common stock.

        First Community's primary source of income is the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the bank in question, and other factors, that the FRB, the FDIC or the DFI could assert that payment of dividends or other payments is an unsafe or unsound practice. Pacific Western is subject to restrictions under certain federal and state laws and regulations governing banks which limit its ability to transfer funds to the holding company through intercompany loans, advances or cash dividends. Dividends paid by state banks such as Pacific Western are regulated by the DFI under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for three previous fiscal years less any dividend paid during such period. During 2007, First Community received dividends of $140.5 million from the Bank. At December 31, 2007, the Bank's retained earnings totaled $99.2 million. Of this amount, $46.1 million may be dividended to the holding company without regulatory approval and the remaining amount of $53.1 million may be dividended to the holding company only with the approval of the DFI. In January 2008, the Bank paid a dividend to the holding company of $45.0 million. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity" and Note 18 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

        Holders of Company common stock are entitled to receive dividends declared by the Board of Directors out of funds legally available under state law governing the Company and certain federal laws and regulations governing the banking and financial services business. During 2007, 2006 and 2005, the Company paid $37.5 million, $30.0 million and $16.0 million, respectively, in cash dividends on common stock. Since January 2006, we have declared the following quarterly dividends:

Record Date	Pay Date	Amount per Share
February 16, 2006	February 28, 2006	$0.25
May 16, 2006	May 31, 2006	$0.32
August 16, 2006	August 30, 2006	$0.32
November 16, 2006	November 30, 2006	$0.32
February 16, 2007	February 28, 2007	$0.32
May 16, 2007	May 31, 2007	$0.32
August 16, 2007	August 31, 2007	$0.32
November 16, 2007	November 30, 2007	$0.32
February 15, 2008	February 29, 2008	$0.32

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

        Please see "Item 1. Business—Regulation and Supervision," in Part I of this Annual Report on Form 10-K for further discussion of potential regulatory limitations on the holding company's receipt of funds from the Bank, as well as "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity" and Note 18 of the Notes to Consolidated Financial Statements

contained in "Item 8. Financial Statements and Supplementary Data" for a discussion of other factors affecting the availability of dividends and limitations on the ability to declare dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of December 31, 2007, regarding securities issued and to be issued under our equity compensation plans that were in effect during fiscal 2007:

Plan Category	Plan Name	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
		(a)		(b)	(c)
Equity compensation plans approved by security holders	The First Community Bancorp 2003 Stock Incentive Plan(1)	2,312	(2)	$18.91	647,895	(3)
Equity compensation plans not approved by security holders	None	—		—	—

(1)
The First Community Bancorp 2003 Stock Incentive Plan (the "Incentive Plan") was last approved by the shareholders of the Company at our 2004 Annual Meeting of Shareholders and amended at our 2006 Annual Meeting of Shareholders.

(2)
Amount represents outstanding options only and does not include the 861,269 shares of unvested time-based and performance-based restricted stock awarded since 2003 and outstanding as of December 31, 2007 with an exercise price of zero.

(3)
The total number of shares of common stock that have been approved for issuance pursuant to awards granted or which may be granted in the future under the Incentive Plan is 3,500,000 shares. In addition to options issued under the Incentive Plan, the number of securities remaining available for future issuance has been reduced by 1,402,423 shares which represents the sum of the number of unvested shares of time-based and performance-based restricted stock awards outstanding at December 31, 2007 and the number of vested shares of time-based and performance-based restricted stock as of December 31, 2007. In February 2008 the Company awarded to employees 179,765 shares of time-based restricted stock awards. Through February 15, 2008, 24,666 shares were forfeited. This combined activity reduced the shares available for issuance under the Incentive Plan to 492,796.

Recent Sales of Unregistered Securities and Use of Proceeds

        None.

Repurchases of Common Stock

        On August 2, 2007, our Board of Directors authorized the Company to repurchase shares of First Community Bancorp common stock worth up to $150.0 million over the next twelve months. The program may be modified, postponed or terminated at any time. Pursuant to this authorization we repurchased 1,206,100 shares at an average cost of $44.99 per share during the fourth quarter of 2007.

Pursuant to the existing and prior authorized stock repurchase programs we repurchased 2,491,538 shares of our common stock at an average cost of $49.48 per share during 2007.

        In addition to the Company's share repurchase program, through the Company's Directors Deferred Compensation Plan, or the DDCP, participants in the plan may invest amounts deferred in the Company's common stock. The Company has the discretion whether to track purchases of common stock as if made, or to fully fund the DDCP via purchases of stock with deferred amounts. Purchases of Company common stock by the rabbi trust of the DDCP are considered repurchases of common stock by the Company since the rabbi trust is an asset of the Company. Actual purchases of Company common stock via the DDCP are made through open market purchases pursuant to the terms of the DDCP, which includes a predetermined formula and schedule for the purchase of such stock in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. Pursuant to the terms of the DDCP, generally purchases are actually made or deemed to be made in the open market on the 15th of the month (or the next trading day) following the day on which deferred amounts are contributed to the DDCP, beginning March 15 of each year.

        The following table presents stock purchases made during the fourth quarter of 2007 under our publicly announced share repurchase programs and purchases made by the DDCP:

			Publicly Announced Share Repurchase Programs
	Total Shares Purchased	Average Price Per Share	Total Shares Purchased	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet Be Purchased
October 1 - October 31, 2007	370,000	$48.70	370,000	$48.70
November 1 - November 30, 2007	836,100	$43.34	836,100	$43.34
December 1 - December 31, 2007(1)	4,941	$40.15	—	$—

Total	1,211,041	$44.97	1,206,100	$44.99	$36,247,000

(1)
Represents shares purchased by the DDCP.

Five-Year Stock Performance Graph

        The following chart compares the yearly percentage change in the cumulative shareholder return on our common stock based on the closing price during the five years ended December 31, 2007, with (1) the Total Return Index for The Nasdaq Stock Market LLC (U.S. Companies) (the "NASDAQ Composite") and (2) the Total Return Index for NASDAQ Bank Stocks (the "NASDAQ Bank Index"). This comparison assumes $100 was invested on December 31, 2002, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. First Community's total cumulative return was 39.7% over the five year period ending December 31, 2007 compared to 105.22% and 25.8% for the NASDAQ Composite and NASDAQ Bank Index.

	Period Ending
Index
	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
First Community Bancorp	$100	$112.05	$135.27	$175.86	$172.74	$139.70
NASDAQ Composite	100	149.75	164.64	168.60	187.83	205.22
NASDAQ Bank Index	100	130.51	144.96	141.92	159.42	125.80

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth certain of our financial and statistical information for each of the years in the five-year period ended December 31, 2007. This data should be read in conjunction with our audited consolidated financial statements as of December 31, 2007 and 2006, and for each of the years in the three-year period ended December 31, 2007, and related Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

	At or for the Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts and percentages)
Results of Operations(1):
Interest income	$350,981	$301,597	$183,352	$140,147	$112,881
Interest expense	85,866	59,640	22,917	14,417	12,647

NET INTEREST INCOME	265,115	241,957	160,435	125,730	100,234
Provision for credit losses	3,000	9,600	1,420	465	300

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	262,115	232,357	159,015	125,265	99,934
Noninterest income	32,914	16,466	13,778	17,221	19,637
Noninterest expense	142,259	121,455	87,302	81,827	65,820

EARNINGS BEFORE INCOME TAXES AND EFFECT OF ACCOUNTING CHANGE	152,770	127,368	85,491	60,659	53,751
Income taxes	62,444	51,512	35,125	24,296	21,696

NET EARNINGS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	90,326	75,856	50,366	36,363	32,055
Cumulative effect on prior years (to December 31, 2005) of changing the method of accounting for stock-based compensation forfeitures	—	142	—	—	—

NET EARNINGS	$90,326	$75,998	$50,366	$36,363	$32,055

Share Data:
Earnings per common share (EPS):
Basic	$3.16	$3.23	$3.05	$2.34	$2.08
Diluted	3.15	3.21	2.98	2.27	2.02
Dividends declared per share	1.28	1.21	0.97	0.85	0.68
Book value per share(2)	$40.65	$39.42	$27.30	$22.98	$21.24
Shares outstanding at the end of the year(2)	28,002	29,636	18,347	16,268	15,893
Average shares outstanding for basic EPS	28,572	23,476	16,536	15,521	15,382
Average shares outstanding for diluted EPS	28,676	23,680	16,894	15,987	15,868
Ending Balance Sheet Data:
Assets	$5,179,040	$5,553,323	$3,226,411	$3,049,453	$2,429,981
Time deposits in financial institutions	420	501	90	702	311
Investments	133,537	120,128	239,354	269,507	432,318
Loans held for sale	63,565	173,319	—	—	—
Loans, net of unearned income	3,949,218	4,189,543	2,467,828	2,118,171	1,595,837
Allowance for credit losses	61,028	61,179	32,971	29,507	25,752
Intangible assets, including goodwill	805,775	788,510	323,188	256,955	221,956
Deposits(3)	3,245,146	3,685,733	2,405,361	2,432,390	1,949,669
Borrowings	612,000	499,000	160,300	90,000	53,700
Subordinated debentures	138,488	149,219	121,654	121,654	59,798
Common shareholders' equity	1,138,352	1,168,328	500,778	373,876	337,563
Selected Financial Ratios:
Dividend payout ratio	40.63%	37.69%	32.55%	37.33%	33.42%
Shareholders' equity to assets at period end	21.98	21.04	15.52	12.26	13.89
Return on average assets	1.73	1.72	1.68	1.35	1.41
Return on average equity	7.66	9.13	12.10	10.36	9.84
Average equity/average assets	22.55	18.88	13.90	13.04	14.29
Net interest margin	6.34	6.67	6.37	5.58	5.24

(1)
Operating results of acquired companies are included from the respective acquisition dates. See Note 2 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

(2)
Includes 861,269 shares, 750,014 shares, 405,831 shares, 585,416 shares and 460,000 shares of unvested time-based and performance-based restricted stock outstanding at December 31, 2007, 2006, 2005, 2004 and 2003.

(3)
2004 includes a short-term $365 million interest-bearing deposit received on December 31, 2004.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This section should be read in conjunction with the disclosure regarding "Forward-Looking Statements" set forth in "Item 1. Business—Forward-Looking Statements", as well as the discussion set forth in "Item 1. Business—Certain Business Risks" and "Item 8. Financial Statements and Supplementary Data."

Overview

        We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our banking subsidiary. As of December 31, 2007, our sole banking subsidiary was Pacific Western Bank, which we refer to as Pacific Western or the Bank. When we say "we", "our" or the "Company", we mean the Company on a consolidated basis with the Bank. When we refer to "First Community" or to the holding company, we are referring to the parent company on a stand-alone basis.

        We have completed 19 acquisitions since the Company's inception, almost all of which have been accounted for under the purchase method of accounting. These acquisitions affect the comparability of our reported financial information as the operating results of the acquired entities are included in our operating results only from their respective acquisition dates. For further information on our acquisitions, see notes 2 and 3 in Notes to Financial Statements included in "Item 8. Financial Statement and Supplementary Data."

        Pacific Western is a full-service community bank offering a broad range of banking products and services. We accept time and demand deposits, fund loans including real estate, construction, SBA and commercial loans, and offer other business oriented banking products. Our operations are primarily located in Southern California and the Bank focuses on conducting business with small to medium size businesses and the owners and employees of those businesses in our marketplace. Through our asset-based lending and SBA loan production offices we also operate in Arizona, Northern California, the Pacific Northwest, and Texas. At December 31, 2007, our assets totaled $5.2 billion, of which gross loans, excluding loans held for sale, totaled $4.0 billion. At this date approximately 23% were commercial loans, 10% were commercial real estate loans, 53% were commercial real estate construction loans, 8% were residential real estate construction loans, 5% were residential real estate loans, and 1% were consumer and other loans. These percentages include some foreign loans, primarily to individuals or entities with business in Mexico, representing 1% of total loans.

        We compete actively for deposits, and we tend to solicit noninterest-bearing and low-cost deposits. In managing the top line of our business, we focus on loan growth and loan yield, deposit cost, and net interest margin, as net interest income accounts for 89% of our net revenues (net interest income plus noninterest income).

Key Performance Indicators

        Among other factors, our operating results depend generally on the following:

  The Level of Our Net Interest Income

        Net interest income is the excess of interest earned on our interest-earning assets over the interest paid on our interest-bearing liabilities. Our primary interest-earning assets are loans and investment securities. Our primary interest-bearing liabilities are deposits, borrowings, and subordinated debentures. We attempt to increase our net interest income by maintaining a high loan-to-deposit ratio and a high level of noninterest-bearing deposits. While our deposit balances will fluctuate depending on deposit holders' perceptions of alternative yields available in the market, we attempt to minimize these variances by attracting a high percentage of noninterest-bearing deposits, which have no expectation of yield. At December 31, 2007, approximately 37% of our deposits were noninterest-bearing deposits.

Our general policy is to price our deposits in the bottom half or third-quartile of our competitive peer group, resulting in deposit products that bear interest rates at somewhat lower yields. However, recent disruptions in the credit markets have resulted in increased competition from financial institutions seeking to maintain adequate liquidity. This has placed upward pressure on the rates paid on certain deposit accounts at the same time market forces have placed downward pressure on the level of loan interest rates. In addition to deposits, we have borrowing capacity under various credit lines which we use for liquidity needs such as funding loan demand, managing deposit flows and interim acquisition financing. While this borrowing capacity tends to be more expensive than core deposits, it is relatively flexible and can be cost effective. In December 2007, we took advantage of an inversion in the yield curve and extended the maturity dates on some of our borrowings. We refinanced $200 million in FHLB advances costing 4.86%, paid a $1.4 million prepayment penalty, and replaced these borrowings with putable FHLB advances having a fixed rate of 3.16% for the first year. The recent decline in market interest rates and the further declines forecasted for 2008 are expected to negatively impact both our net interest income and net interest margin.

  Loan Growth

        We generally seek new lending opportunities in the $500,000 to $5 million range, try to limit loan maturities for commercial loans to one year, for construction loans up to 18 months, and for commercial real estate loans up to ten years, and to price lending products so as to preserve our interest spread and net interest margin. We sometimes encounter strong competition in pursuing lending opportunities such that potential borrowers obtain loans elsewhere at lower rates than those we offer. We have deemphasized new residential construction and foreign loans.

  The Magnitude of Credit Losses

        We stress credit quality in originating and monitoring the loans we make and measure our success by the level of our nonperforming assets and the corresponding level of our allowance for credit losses. Our allowance for credit losses is the sum of our allowance for loan losses and our reserve for unfunded loan commitments. Provisions for credit losses are charged to operations as and when needed for both on and off balance sheet credit exposure. Loans which are deemed uncollectible are charged off and deducted from the allowance for loan losses. Recoveries on loans previously charged off are added to the allowance for loan losses. During 2007, we made provisions for credit losses totaling $3.0 million in recognition of fourth quarter organic loan growth, net chargeoffs and our analysis of the inherent risks in our portfolio and the effects current market conditions may have on our borrowers.

        We actively review our loans periodically to determine whether there has been any deterioration in credit quality stemming from economic conditions or other factors which may affect collectibility of our loans. Changes in economic conditions, such as inflation, unemployment, increases in the general level of interest rates and negative conditions in borrowers' businesses, could negatively impact our customers and cause us to adversely classify loans and increase portfolio loss factors. Following the completion of acquisitions, we further review the acquired loans using our underwriting standards. These reviews could result in downgrades of acquired loans to adversely classified status. Because adversely classified loans require an allowance for credit losses, increases in classified loans generally result in increased provisions for credit losses. Because we have a concentration in real estate loans, any deterioration in the real estate markets may negatively impact our borrowers and could lead to increased provisions for credit losses.

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

Accordingly, a lower percentage reflects lower expenses relative to income. The consolidated efficiency ratios have been as follows:

Quarterly Period in 2007	Ratio
First	42.2%
Second	48.7%
Third	48.0%
Fourth	53.2%

        During the fourth quarter of 2007 we incurred $1.4 million in prepayment penalties, made a charitable contribution of $1.0 million and recognized $390,000 of reorganization charges; these items increased the fourth quarter efficiency ratio from 49.1% to 53.2%.

        Additionally, our operating results have been influenced significantly by acquisitions. The six acquisitions we completed from August 1, 2005 through December 31, 2007 added approximately $3.0 billion in assets. Our assets at December 31, 2007 totaled approximately $5.2 billion. Our noninterest expenses have increased for all periods presented because of our acquisitions. However, our expense control programs and merger integration routines enable us to maintain an efficiency ratio that is low relative to peer institutions.

Critical Accounting Policies

        The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable; however, actual results may differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and on our results of operations for the reporting periods.

        Our significant accounting policies and practices are described in Note 1 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." The accounting policies that involve significant estimates and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, are considered critical accounting policies. We have identified our policies for the allowance for credit losses, the fair value of financial instruments, the carrying values of goodwill and other intangible assets, and deferred tax assets as critical accounting policies.

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

        The methodology we use to estimate the amount of our allowance for credit losses is based on both objective and subjective criteria. While some criteria are formula driven, other criteria are subjective inputs intended to capture environmental and general economic risk elements which may trigger losses in the loan portfolio, and to account for the varying levels of credit quality in the loan portfolios of the entities we have acquired that have not yet been captured in our objective loss factors.

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

        Impaired loans are identified at each reporting date based on certain criteria and individually reviewed for impairment. Allowance amounts for these loans are based upon the fair value of the loan's collateral if the loan is collateral dependent or the present value of cash flows, discounted at the loan's effective interest rate, if the loan is not collateralized.

        Our loan portfolio, excluding impaired loans which are evaluated individually, is categorized into several pools for purposes of determining allowance amounts by loan pool. The loan pools we currently evaluate are: commercial real estate construction, residential real estate construction, SBA real estate, real estate other, commercial collateralized, commercial unsecured, SBA commercial, consumer, foreign, asset-based, and factoring. Within these loan pools, we then evaluate loans not adversely classified, which we refer to as "pass" credits, separately from adversely classified loans. The allowance amounts for loans rated pass and those loans adversely classified are determined using historical loss rates developed through migration analyses.

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

        Based on our methodology and its components, management believes the resulting allowance for loan losses is adequate and appropriate for the risk identified in the Company's loan portfolio.

        We recognize the determination of the allowance for loan losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform a sensitivity analysis to provide insight regarding the impact of adverse changes in risk ratings may have on our allowance for loan losses. The sensitivity analysis does not imply any expectation of future deterioration in our loans' risk ratings and it does not necessarily reflect the nature and extent of future changes in the allowance for loan losses due to the numerous quantitative and qualitative factors considered in determining our allowance for loan losses. At December 31, 2007, in the event that 1 percent of our loans were downgraded from the "pass" category to the "substandard" category within our current allowance methodology, the allowance for loan losses would have increased by approximately $8.9 million. Given current processes employed by the Company, management believes the risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions that could be material to the Company's financial statements. In addition, current risk ratings are subject to change as we continue to review loans within our portfolio and as our borrowers are impacted by economic trends within their market areas.

        Although we have established an allowance for loan losses that we consider adequate, there can be no assurance that the established allowance for loan losses will be sufficient to offset losses on loans in the future. Management also believes that the reserve for unfunded loan commitments is adequate. In making this determination, we use the same methodology for the reserve for unfunded loan commitments as we do for the allowance for loan losses and consider the same quantitative and qualitative factors, as well as an estimate of the probability of drawdown of the commitments correlated to their credit risk rating. Please see "—Financial Condition—Allowance for Credit Losses" and Notes 1(h) and 5 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for more information.

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

        Our impairment analysis estimated the value of our reporting unit using two methods: an income approach which is a discounted cash flow model, and a market comparison approach, which includes a market transaction approach. Each of these valuation methods include several assumptions, including forecasts of future earnings of our reporting unit, discount rates, market trends and market multiples of companies engaged in similar lines of business. If any of the assumptions used in the valuation of our goodwill change over time, the estimated value assigned to our goodwill could differ significantly, including a decrease in the value of goodwill which may result in a charge to our earnings. The most significant element in the goodwill evaluation is the level of our earnings. If our earnings were to decline and cause our market capitalization to also decline, the market value of our Company may not support the carrying value of goodwill.

        At December 31, 2007, the Company's market capitalization (based on total shares outstanding excluding unvested restricted stock) was $19.1 million less than our total shareholders' equity, providing an indication that goodwill may be impaired at that date. In response, we updated our June 30, 2007 valuation and determined that there was no goodwill impairment at December 31, 2007. Through February 26, 2008, our market capitalization continues to be less than total shareholders' equity. Should this situation continue to exist at March 31, 2008, we will again update our valuation of the Company to determine whether goodwill is impaired. No assurance can be given that we will not charge earnings during 2008 for goodwill impairment.

        The calculation and subsequent amortization of core deposit and customer relationship intangible assets also requires several assumptions including, among other things, the estimated cost to service deposits acquired, discount rates, estimated attrition rates and useful lives. If the value of the core deposit intangible or the customer relationship intangible is determined to be less than the carrying value in future periods, a writedown would be taken through a charge to our earnings. The most significant element in either intangible evaluation is the attrition rate of the acquired deposits or loans. If such attrition rate were to accelerate from that which we expected, the intangible may have to be reduced by a charge to earnings. The attrition rate related to deposit flows or loan flows is influenced by many factors, the most significant of which are alternative yields for loans and deposits available to customers and the level of competition from other financial institutions and financial services companies.

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

Results of Operations

  Earnings Performance

        We analyze our performance based on net earnings determined in accordance with accounting principles generally accepted in the United States. The comparability of financial information is affected by our acquisitions. Operating results include the operations of acquired entities from the dates of acquisition. First American ($286 million in assets) was acquired in August 2005, Pacific Liberty ($183 million in assets) was acquired in October 2005, Cedars ($489 million in assets) was acquired in January 2006, Foothill ($892 million in assets) was acquired in May 2006, Community Bancorp ($1 billion in assets) was acquired in October of 2006 and BFI ($123 million in assets) was acquired in June of 2007. The following table presents net earnings and summarizes per share data and key financial ratios:

	For the Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except share data)
Net earnings	$90,326	$75,998	$50,366
Profitability measures:
Basic earnings per share	$3.16	$3.23	$3.05
Diluted earnings per share	$3.15	$3.21	$2.98
Return on average assets	1.73%	1.72%	1.68%
Return on average equity	7.66%	9.13%	12.10%
Dividend payout ratio	40.63%	37.69%	32.55%

        The increase in net earnings during 2007 as compared to 2006 is due to higher net interest income from acquisitions and general business growth, gains recognized on loans sales, decreased credit loss provision and higher service charge income, offset by increased compensation and general expenses from our acquisitions. Our net interest income increased 10% during 2007 when compared to 2006 due largely to a $644.9 million increase in our average loans. Noninterest income was $16.4 million higher for 2007 compared to 2006 due mostly to gains recognized on loan sales and increased service charges and fees for deposits, which are attributed to increased deposit volumes from our acquisitions and the introduction of new deposit products. Noninterest income for 2006 also included a $2.3 million loss on sale of securities; there was no such item in 2007. The increase in noninterest expenses for 2007 when compared to 2006 was a result of acquisitions. The increase in net earnings during 2006 as compared to 2005 is due primarily to growth from acquisitions.

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

Analysis of Average Balances, Yields and Rates

	For the Years Ended December 31,
	2007			2006			2005
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans, net of unearned income(1)(2)	$4,038,990	$343,617	8.51%	$3,394,123	$292,069	8.61%	$2,231,975	$174,202	7.80%
Investment securities(2)	104,945	5,364	5.11%	228,031	9,200	4.03%	248,471	7,900	3.18%
Federal funds sold	38,924	1,979	5.08%	6,491	297	4.58%	39,117	1,245	3.18%
Other earning assets	461	21	4.56%	826	31	3.75%	198	5	2.53%

Total interest-earning assets	4,183,320	350,981	8.39%	3,629,471	301,597	8.31%	2,519,761	183,352	7.28%
Noninterest-earning assets	1,043,495			778,323			473,024

Total assets	$5,226,815			$4,407,794			$2,992,785

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking	$328,207	$2,493	0.76%	$246,569	$423	0.17%	$190,846	$116	0.06%
Money market	1,117,972	33,621	3.01%	890,400	17,753	1.99%	719,372	6,494	0.90%
Savings	125,549	229	0.18%	132,130	222	0.17%	97,144	179	0.18%
Time deposits	488,158	20,128	4.12%	436,669	14,821	3.39%	226,538	4,298	1.90%

Total interest-bearing deposits	2,059,886	56,471	2.74%	1,705,768	33,219	1.95%	1,233,900	11,087	0.90%
Borrowings and subordinated debentures	505,357	29,395	5.82%	435,640	26,421	6.06%	227,376	11,830	5.20%

Total interest-bearing liabilities	2,565,243	85,866	3.35%	2,141,408	59,640	2.79%	1,461,276	22,917	1.57%

Non interest-bearing liabilities
Demand deposits	1,426,904			1,387,919			1,072,071
Other liabilities	55,801			46,444			43,352

Total liabilities	4,047,948			3,575,771			2,576,699
Shareholders' equity	1,178,867			832,023			416,086

Total liabilities and shareholders' equity	$5,226,815			$4,407,794			$2,992,785

Net interest income		$265,115			$241,957			$160,435

Net interest spread			5.04%			5.52%			5.71%
Net interest margin			6.34%			6.67%			6.37%

(1)
Includes nonaccrual loans and loan fees.

(2)
Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

        Our net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change," as well as changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds, referred to as a "rate change." The change in interest income/expense attributable to volume reflects the change in volume multiplied by the prior year's rate and the change in interest income/expense attributable to rate reflects the change in rates multiplied by the prior year's volume. The changes in interest income and expense which are not attributable specifically to either volume or rate are allocated ratably between the two categories. The following table presents, for the years indicated, changes in interest income and expense and the amount of change attributable to changes in volume and rates.

Analysis of Net Interest Income Changes

	2007 Compared to 2006			2006 Compared to 2005
		Increase (Decrease) Due to			Increase (Decrease) Due to
	Total Increase (Decrease)			Total Increase (Decrease)
		Volume	Rate		Volume	Rate
	(Dollars in thousands)
Loans, net of unearned income	$51,548	$54,898	$(3,350)	$117,867	$98,474	$19,393
Investment securities	(3,836)	(5,853)	2,017	1,300	(691)	1,991
Federal funds sold	1,682	1,645	37	(948)	(1,336)	388
Other earning assets	(10)	(16)	6	26	23	3

Total interest income	49,384	50,674	(1,290)	118,245	96,470	21,775

Interest checking	2,070	182	1,888	307	42	265
Money market	15,868	5,309	10,559	11,259	1,851	9,408
Savings	7	(11)	18	43	60	(17)
Time deposits	5,307	1,881	3,426	10,523	5,686	4,837
Borrowings and subordinated debentures	2,974	3,835	(861)	14,591	9,819	4,772

Total interest expense	26,226	11,196	15,030	36,723	17,458	19,265

Net interest income	$23,158	$39,478	$(16,320)	$81,522	$79,012	$2,510

        Our net interest income and net interest margin are driven by the combination of our loan volume, asset yield, high proportion of demand deposit balances to total deposits, and disciplined deposit pricing strategy. Our net interest margin trended down during 2007, reaching a peak of 6.47% in the second quarter and declining to 6.44% in the third quarter and to 6.11% in the fourth quarter. The decline was due mostly to the effect a 100 basis point reduction in our base lending rate from mid-September to December had on our loan portfolio (at December 31, 2007, the interest rates on 37% of our loans are subject to change every time our base rate changes), declining construction loan balances, competitive deposit pricing, lower average demand deposit balances, and greater reliance on borrowings to fund loan demand and deposit flows. The actions we took to stabilize the net interest margin during 2007 included the sale of a participation interest in commercial real estate mortgage loans, the acquisition of BFI and the refinancing of certain FHLB advances. The 125 basis point decline in market interest rates since December 31, 2007 and the expected further declines in market interest rates for 2008 are expected to negatively impact both our 2008 net interest income and net interest margin.

  Fourth quarter of 2007 compared to third quarter of 2007

        Net interest income totaled $62.9 million for the fourth quarter of 2007 compared to $66.3 million for the third quarter of 2007. The $3.4 million decrease in net interest income compared to the third quarter of 2007 was due mainly to lower loan yields from reductions in our base lending rate and lower average construction loan balances. In mid-December 2007, we refinanced $200 million in FHLB advances costing 4.86%, paid a $1.4 million prepayment penalty, and replaced these borrowings with putable FHLB advances having a fixed rate of 3.16% for the first year. The interest expense savings for the next twelve months is $3.4 million. In January 2008, we replaced $150.0 million of overnight borrowings having an average cost of 4.40% with three putable FHLB advances having a weighted-average cost of 2.86%. The savings from these transactions along with the refinancing accomplished in December 2007 are expected to have a positive 14 basis point effect on our net interest margin based on year-end 2007 interest-earning assets and interest-bearing liabilities.

        The decrease in the net interest margin in the fourth quarter of 2007 compared to the prior quarter is due mostly to the decline in loan yields. The yield in average loans was 8.29% and 8.63% for the fourth quarter and third quarters of 2007. The yield on average earnings assets was 8.19% and 8.50% for the fourth and third quarters of 2007. The decrease in loan yield and overall earning asset yield is attributed to a general decline in market interest rates. The cost of interest-bearing liabilities decreased 12 basis points to 3.28% for the fourth quarter of 2007 compared to the previous quarter due to declines in the cost of both deposits and borrowings. The average cost of interest-bearing deposits decreased 13 basis points to 2.74% for the fourth quarter of 2007 compared to the third quarter of 2007 and is attributed to an 18 point basis point decrease in the cost of our money market accounts. In addition, the cost of borrowings decreased 38 basis points, which is attributed to the decline in market interest rates and our decision to refinance a portion of our FHLB advances. Demand deposit balances averaged 39% of average deposits during the fourth quarter of 2007 and 40% of average deposits during the third quarter of 2007.

  2007 compared to 2006

        The increase in net interest income in 2007 over 2006 was due primarily to an increase in loan volume. Average loans were $644.9 million higher in 2007 compared to 2006 due to both acquired and organic loan growth. Maintaining a high concentration of average loans to average interest-earning assets is a key factor in generating interest income and maintaining our net interest margin since loans typically yield a higher return than investment securities. Average loans represented 97% of the total average interest-earning assets for 2007 compared to 94% for 2006. Interest expense increased in 2007 compared to 2006 due to a combination of increases in the cost of our interest-bearing deposits and in average interest-bearing deposits and borrowings required to fund loan growth.

        Our net interest margin of 6.34% for 2007 was 33 basis points lower than 2006 due mostly to the combined effects of lower average loan yields and higher average funding costs. Our loan yield declines in the latter half of 2007 were positively offset, to some extent, by the addition of the loans acquired with BFI mid-year. Our average loan yield decreased 10 basis points for 2007 compared to 2006 which is attributed to a general decline in market interest rates and lower construction loan balances. Our base lending rate decreased to 7.25% at December 31, 2007 from 8.25% at December 31, 2006 in response to the market interest rate changes made by the Federal Reserve Bank. At the end of 2007, approximately 37% of our loan portfolio is eligible to reprice immediately as our base lending rate declines compared to 50% at the end of 2006.

        The higher average funding costs were due to competitive pressures, increased reliance on FHLB advances to fund loan growth and deposit flows, and the effect of acquired deposit structures which tended to have a higher concentration of more costly time deposits. Due to competition, during 2007 we increased our interest rate on money market accounts, our largest source of interest-bearing funding. Interest-bearing deposit costs increased 79 basis points to 2.74% in 2007 compared to 2006. Our overall cost of deposits was 1.62% for 2007 compared to 1.07% for 2006; this increase was due to the increase in deposit costs and a lower percentage of noninterest-bearing demand deposit balances to total deposits. Demand deposits averaged $1.4 billion during 2007 and 2006, which represented 41% of total average deposits for 2007 and 45% of total average deposits for 2006. Average interest-bearing deposits and borrowings increased $412.6 million in 2007 compared to 2006 due to acquisitions, loan growth and deposit flows.

  2006 compared to 2005

        The increase in net interest income in 2006 over 2005 was due primarily to an increase in both loan volume and loan yield. Average loans increased $1.2 billion for 2006 when compared to 2005 due to loan growth from both acquisitions and organic growth. Organic loan growth for 2006 was $259.3 million. The yield on average loans increased 81 basis points during 2006 compared to 2005 due to higher market interest rates. Our base lending rate increased to 8.25% at December 31, 2006 from 7.25% at December 31, 2005 in response to the market interest rate changes made by the Federal Reserve Bank.

        Interest expense increased in 2006 compared to 2005 due largely to an increase in the cost and average balances of our interest-bearing liabilities. Interest-bearing deposit costs increased 105 basis points to 1.95% in 2006 compared to 2005 as a result of the higher-cost deposit bases of the banks we acquired and upward adjustments we made in rates offered on money market and certain time deposits in response to competition. The costs for borrowings and subordinated debentures also increased in 2006 as they repriced in the higher interest rate environment. Our acquisitions, selective deposit repricing and the upward repricings of our borrowings resulted in a 122 basis point increase in the cost of our interest-bearing liabilities for 2006 compared to 2005. Our overall cost of deposits were 0.48% for 2005. Average interest-bearing deposits and borrowings increased $680.1 million in 2006 compared to 2005.

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

        We made provisions for credit losses totaling $3.0 million during 2007, $9.6 million during 2006 and $1.4 million during 2005. The 2007 provision for credit losses was composed of a $2.8 million addition to the allowance for loan losses and a $0.2 million addition to the reserve for unfunded loan commitments. The 2006 provision for credit losses was composed of an $8.0 million addition to the allowance for loan losses and a $1.6 million addition to the reserve for unfunded loan commitments. Net loans charged-off in 2007 increased by $1.4 million to $2.8 million when compared to 2006.

        We made our 2007 provision for credit losses during the fourth quarter in recognition of fourth quarter organic loan growth, net chargeoffs and our analysis of the inherent risks in our portfolio and the effects current market conditions may have on our borrowers. The 2006 provision for credit losses was made in response to an increase in nonaccrual loans, the credit quality of an acquired portfolio, our analysis of current market conditions related to real estate loans, and organic loan growth. The provision for 2005 was in response to loan growth and the level of nonaccrual loans. During 2005, foreign loans totaling $9.5 million were placed on nonaccrual; by the end of 2005, these loans were either repaid, charged off or returned to accrual status.

        The allowance for credit losses was $61.0 million, or 1.55% of loans, net of unearned income, at December 31, 2007, and $61.2 million, or 1.46% of loans, net of unearned income, at the end of 2006. The allowance for loan losses totaled $52.6 million at December 31, 2007 and $52.9 million at the end of 2006.

        Increased provisions for credit losses may be required in the future based on loan and unfunded commitment growth, the effect changes in economic conditions, such as inflation, unemployment, market interest rate levels, and real estate values may have on the ability of our borrowers to repay their loans, and other negative conditions specific to our borrowers' businesses. See "—Critical

Accounting Policies," "—Financial Condition—Allowance for Credit Losses," and Note 5 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

  Noninterest Income

        The following table sets forth the details of noninterest income for the years indicated. The columns titled "Increase (Decrease)" set forth the year-over-year changes between 2007 and 2006 and between 2006 and 2005.

	For the Years Ended December 31,
	2007	Increase (Decrease)	2006	Increase (Decrease)	2005
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$11,573	$2,738	$8,835	$2,468	$6,367
Other commissions and fees	7,019	599	6,420	2,240	4,180
Gain on sale of loans	8,438	8,438	—	(596)	596
Loss on sale of securities	—	2,332	(2,332)	(2,287)	(45)
Increase in cash surrender value of life insurance	2,489	284	2,205	577	1,628
Other income	3,395	2,057	1,338	286	1,052

Total noninterest income	$32,914	$16,448	$16,466	$2,688	$13,778

  Fourth quarter of 2007 compared to third quarter of 2007

        Noninterest income for the fourth quarter of 2007 totaled $5.4 million compared to $5.7 million for the third quarter of 2007. Noninterest income is lower in the fourth quarter of 2007 compared to the prior quarter due mostly to loss on sale of SBA loans and a decline in other income. The net loss on sale of loans was $543,000 for the fourth quarter of 2007 and $323,000 for the third quarter of 2007. Other noninterest income for the third quarter included a net gain of $396,000 on the sale and leaseback of two office facilities; there was no such item in the fourth quarter of 2007.

  2007 compared to 2006

        Noninterest income increased $16.4 million to $32.9 million for 2007 compared to 2006. The increases in noninterest income categories result largely from (i) higher net gain on sale of loans, (ii) no loss on sale of securities in 2007 compared to the loss recognized in 2006, (iii) higher fee volume due to business growth, and (iv) higher other income. Other noninterest income includes the recognition of discounts related to the payoffs of acquired loans; such amounts were $2.1 million for 2007 and $642,000 for 2006. Other noninterest income also includes the net gain on the sale and leaseback of two office facilities; there was no such item in any of the other periods presented.

        The increase in service charges on deposit accounts is attributed to an increase in deposit volumes from our 2006 acquisitions and the introduction of certain business checking products during 2007. The new monies in these checking products totaled $70.9 million as of December 31, 2007. Other service fee income increased due to an increase in the volume of other services such as debit cards, foreign exchange and safe deposit box rental.

        The gain on sale of loans includes a $6.6 million gain on the sale of a $353.3 million participating interest in commercial real estate mortgage loans and net gains of $1.9 million on the sale of $98.3 million in SBA loans. The SBA loan sale function was obtained through the Community Bancorp acquisition and we expect such sales to continue, although loan sale income will vary depending on production levels and changing market forces. The net gain on sale of SBA loans during 2007 was less than expected due to reduced sale volumes and lower selling prices during the latter part of 2007 caused by the disruption in the credit markets. In addition, the net gains were reduced by write-offs of premiums on acquired loans whose accounting basis was written up at the time of the Community Bancorp acquisition. Writing-off such premiums occured when certain acquired loans were either prepaid or transferred to our loans held-to-maturity portfolio. The effect of prepayments and transfers to our held-to-maturity loan portfolio of acquired loans was a reduction to the net gain on sale of loans of $2.1 million for 2007. As of December 31, 2007 the remaining premium on acquired SBA loans was $927,000.

        Income from the cash surrender value of life insurance policies increased for 2007 when compared to 2006. The income is recognized as an appreciation of the cash surrender value of life insurance policies. It is noncash income and not subject to income tax. The tax-equivalent yield for our life insurance policies was 6.33% during 2007 compared to 5.92% during 2006. Our crediting rate, or yield for our life insurance policies, changes quarterly and is determined by the performance of the underlying investments.

  2006 compared to 2005

        Noninterest income increased $2.7 million to $16.5 million for 2006 compared to 2005. The increases in noninterest income categories resulted largely from increased service charges and fees for deposits, which are attributed to an increase in deposit volumes from our acquisitions, and increased fee income related to other services such as letters of credit and foreign exchange.

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

        The increase in the cash surrender value of life insurance policies for 2006 when compared to 2005 is in due to additions to our life insurance policy investments from our acquisition activity and the income from all of our life insurance policies. The tax-equivalent yield for our life insurance policies was 5.18% during 2005.

        Other income for 2006 included $642,000 in discounts related to the payoffs of acquired loans; there were none for 2005. Other income for 2005 included fees related to loan referral programs for SBA and single family mortgages totaling $480,000 compared to $32,000 for 2006; these fees decreased as the single family mortgage program was phased out at the beginning of 2006.

  Noninterest Expense

        The following table sets forth the details of noninterest expense for the years indicated. The columns titled "Increase (Decrease)" set forth the year-over-year changes between 2007 and 2006 and between 2006 and 2005.

	For the Years Ended December 31,
	2007		Increase (Decrease)	2006	Increase (Decrease)	2005
	(Dollars in thousands)
Noninterest expense:
Compensation	$71,440		$5,935	$65,505	$16,882	$48,623
Occupancy	19,156		3,860	15,296	4,563	10,733
Furniture and equipment	4,929		895	4,034	1,304	2,730
Data processing	6,007		(310)	6,317	1,448	4,869
Other professional services	6,301		1,229	5,072	524	4,548
Business development	4,045		2,454	1,591	403	1,188
Communications	3,277		174	3,103	1,110	1,993
Insurance and assessments	1,723		(398)	2,121	406	1,715
Intangible asset amortization	9,674		2,986	6,688	3,081	3,607
Reorganization charges	1,731		(91)	1,822	1,822	—
Other	13,976		4,070	9,906	2,610	7,296

Total noninterest expense	$142,259		$20,804	$121,455	$34,153	$87,302

Efficiency ratio	47.7	%(1)		47.0%		50.1%

Noninterest expense as a percentage of average assets	2.7%			2.8%		2.9%

(1)
Prepayment penalties, the $1 million charitable contribution and reorganization costs increased the efficiency ratio from 46.4% to 47.7% for 2007. Reorganization cost increased the efficiency ratio from 46.3% to 47.0% for 2006. There were no similar expenses in 2005.

  Fourth quarter of 2007 compared to third quarter of 2007

        Noninterest expense for the fourth quarter of 2007 totaled $36.3 million compared to $34.5 million for the third quarter of 2007. The increase compared to the third quarter of 2007 was due mostly to the $1.0 million charitable contribution, the $1.4 million of FHLB prepayment penalties and increased reorganization charges which are described more fully below; there were no such items in the third quarter of 2007. These increases were offset, in part, by a decline in compensation costs for the fourth quarter of 2007 compared to the previous quarter. The decrease in compensation expense was due partially to lower restricted stock amortization due to the suspension of amortization of certain performance-based restricted stock awards whose vesting is dependent on the attainment of specific long-term financial targets. During the fourth quarter of 2007 we concluded that attainment of these financial targets within the remaining 6 to 9 year vesting horizon of the performance-based restricted stock was less than probable.

  2007 compared to 2006

        Noninterest expense for the year ended December 31, 2007, totaled $142.3 million compared to $121.5 million for the same period in 2006. The increase in most noninterest expense categories is due to a combination of acquisitions and business growth. The increase in compensation resulted from additional staff added through acquisitions, pay rate increases, and increased benefits costs, partially offset by the effect of staff reductions in the second quarter of 2007. In addition to general business growth, other professional services expense is higher due to consulting services related to the Company's reorganization efforts and marketing program. Business development costs increased for promotional costs associated with the introduction of the high performance business checking product in March 2007 and a $1.0 million charitable contribution to a local foundation for those affected by the Southern California wildfires. Other expense includes $1.4 million in penalties for prepaying certain FHLB advances. In mid-December 2007, we refinanced $200 million in FHLB advances costing 4.86% and replaced these borrowings with putable FHLB advances having a fixed rate of 3.16% for the first year. The increases were offset by lower data processing and insurance and assessment costs. Data processing cost declined as a result of a contract renegotiation in October 2006. Insurance and assessments declined largely due to Pacific Western's conversion to a state banking charter from a national banking charter and the timing of such regulatory assessments.

        The reorganization costs for 2007 represent an accrual for severance costs associated with the elimination of staff positions in branch locations and lending units, the consolidation of branch offices, and system conversion costs associated with Pacific Western's merger with First National in September 2006. The reorganization costs for 2006 represent an accrual for severance costs associated with the Community Bancorp acquisition, the consolidation of branch offices, and other costs associated with the restructuring of Pacific Western. At December 31, 2007, the remaining liability for these accrued reorganization costs totaled $399,000 and related mostly to future rent for vacated facilities. There are no further branch consolidations currently planned.

        Noninterest expense includes noncash amounts for intangible asset amortization and stock-based compensation. Intangible asset amortization expense relates to the periods since each acquisition and, therefore, the annual amortization charge naturally increased due to the volume of acquisitions. We recorded a customer relationship intangible totaling $2.7 million for our BFI acquisition with an estimated life of 4 years and core deposit intangibles totaling $29.8 million for our 2006 acquisitions with an estimated life of up to 10 years. We estimate the amortization expense for core deposit and customer relationship intangibles to be approximately $9.1 million for 2008; this estimate is subject to change.

        Compensation expense includes $8.0 million for 2007 and $7.6 million for 2006 in amortization expense for shares of time-based and performance-based restricted stock awarded to employees beginning in July 2003. Time-based restricted stock vests either in increments over a three to five year period or at the end of such period. Performance-based restricted stock vests when the Company attains specific long-term financial targets. Beginning with the fourth quarter of 2007, the amortization of certain performance-based restricted stock awards has been suspended. If and when the attainment of such performance targets is deemed probable in future periods, a catch-up adjustment will be recorded and amortization of such performance-based restricted stock will continue. Amortization expense for all time-based and performance-based restricted stock awards is estimated to be $5.0 million for 2008. This estimate includes awards made in February 2008 and is subject to change based on additional awards which may be made, forfeitures which may occur, and progress towards meeting performance goals.

  2006 compared to 2005

        Noninterest expense increased $34.2 million for 2006 when compared to $87.3 million for 2005. This increase is due to a combination of acquisitions, business growth, and reorganization charges. The increase in compensation resulted from additional staff added through acquisitions, pay rate increases, and increased benefits costs. Compensation expense for 2005 included $4.0 million in amortization expense for shares of time-based and performance-based restricted stock. Occupancy costs increased due to additional office locations added by acquisitions and all other expenses increased due to our acquisition activity. Our banking branch network expanded to 63 offices at the end of 2006 from 47 offices at the end of 2005.

  Income Taxes

        Effective income tax rates were 40.9%, 40.4%, and 41.1% for the years ended December 31, 2007, 2006 and 2005, respectively. The difference in the effective tax rates between the years relates mainly to tax credits and the amount of tax exempt income recorded in each of the years. For further information on income taxes, see Note 13 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Financial Condition

  Loans

        The following table presents the balance of each major category of loans at December 31:

	2007		2006		2005		2004		2003
	Amount	% of Loans	Amount	% of Loans	Amounts	% of Loans	Amount	% of Loans	Amount	% of Loans
	(Dollars in thousands)
Loan Category:
Domestic:
Commercial	$852,279	22%	$752,817	18%	$639,393	26%	$604,995	28%	$426,796	26%
Real estate—construction	717,419	18	939,463	22	570,080	23	410,167	19	347,321	22
Real estate—mortgage	2,280,963	58	2,374,010	57	1,117,030	45	967,270	46	712,390	45
Consumer	49,943	1	45,984	1	47,221	2	42,723	2	31,383	2
Foreign:
Commercial	56,916	1	83,359	2	94,930	4	88,428	4	67,821	4
Other	1,206	*	6,778	*	8,320	*	11,731	1	14,895	1

Total gross loans	3,958,726	100%	4,202,411	100%	2,476,974	100%	2,125,314	100%	1,600,606	100%
Less unearned income	(9,508)		(12,868)		(9,146)		(7,143)		(4,769)

Loans, net of unearned income	3,949,218		4,189,543		2,467,828		2,118,171		1,595,837
Less allowance for loan losses	(52,557)		(52,908)		(27,303)		(24,083)		(22,531)

Total net loans	$3,896,661		$4,136,635		$2,440,525		$2,094,088		$1,573,306

Loans held for sale	$63,565		$173,319		$—		$—		$—

*
Amount is less than 1%.

  2007 compared to 2006

        Loans, net of unearned income and excluding loans held for sale, decreased $240.3 million due mostly to loans sold of $365.9 million offset by loans acquired of $113.9 million. The majority of our loan portfolio is concentrated in real estate and commercial loans. Real estate mortgage loans represent commercial real estate loans secured by various commercial properties including office buildings, industrial and warehouse facilities, and retail facilities. Of the total real estate mortgage loans at December 31, 2007, approximately $436.7 million represent office buildings and industrial and warehouse facilities that are owner-occupied. At December 31, 2007, construction loans represented 18% of our total loans outstanding. Of the $717.4 million in construction loans, $214.5 million were for residential non-owner occupied single-family and land loans, $96.1 million were mixed use commercial and residential land loans, $84.5 million were multi-family residential loans and $22.7 million were owner occupied residential loans. The remaining construction loans, totaling $299.6 million, were related to commercial construction. The decrease in construction loan balances from December 31, 2006 was planned and reduced our exposure to residential construction. Our foreign loans are primarily to individuals and entities located in Mexico. All of our foreign loans are denominated in U.S. dollars and the majority are collateralized by assets located in the United States or guaranteed or insured by businesses located in the United States. In addition to our outstanding foreign loans, our foreign loan commitments totaled $18.8 million at December 31, 2007. We continued to allow our foreign loan portfolio to repay in the ordinary course of business without making any new privately-insured foreign loans other than those under existing commitments.

        Loans held for sale are composed primarily of SBA 7a and 504 loans. The decline in loans held for sale during 2007 was due to $98.3 million in loan sales, $10.4 million in loan repayments, and $56.6 million returned to our loan portfolio because of either credit quality issues or the lack of buyer interest, offset by loan originations. We recognized a lower-of-cost-or-market expense adjustment of $1.7 million during 2007 when loans were transferred from held for sale to our loan portfolio held to maturity. In 2006, we acquired approximately $128.1 million of loans held for sale with the Community Bancorp acquisition and we subsequently reclassified a portion of our SBA 7a portfolio to loans held for sale. We intend to continue to sell these loans as market conditions permit while originating additional loans.

  2006 compared to 2005

        Loans, net of unearned income increased $1.9 billion, including organic growth of $259.3 million and acquired loans of $1.6 billion.

  Loan Interest Rate Sensitivity

        The following table presents our interest rate sensitivity analysis at the date indicated with respect to certain individual categories of loans and provides separate analyses with respect to fixed rate loans and floating rate loans as of December 31, 2007:

	Repricing or Maturing In
	1 year or less	Over 1 to 5 years	Over 5 years	Total
	(Dollars in thousands)
Loan Category:
Domestic:
Commercial	$559,709	$172,046	$120,524	$852,279
Real estate, construction	631,745	52,734	32,940	717,419
Foreign	49,841	8,275	6	58,122

Total	$1,241,295	$233,055	$153,470	$1,627,820

	Fixed Rate	Floating Rate	Total
	(Dollars in thousands)
Domestic:
Commercial	$179,204	$673,075	$852,279
Real estate, construction	136,185	581,234	717,419
Foreign	6,843	51,279	58,122

Total	$322,232	$1,305,588	$1,627,820

        Approximately $2.3 billion of real estate mortgage loans are not included in the above tables. Of the $2.3 billion, approximately $1.1 billion are fixed rate loans with a weighted average maturity of 6 years.

  Nonperforming Assets

        The following table sets forth certain information with respect to our nonaccrual loans and other nonperforming assets:

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Nonaccrual loans	$22,473	$22,095	$8,422	$8,911	$7,411
Loans past due 90 days or more and still accruing	—	—	—	—	—

Nonperforming loans	22,473	22,095	8,422	8,911	7,411
Other real estate owned	2,736	—	—	—	—

Total nonperforming assets	$25,209	$22,095	$8,422	$8,911	$7,411

Nonperforming loans to loans, net of deferred fees and costs, including loans held for sale	0.56%	0.51%	0.34%	0.42%	0.46%
Nonperforming assets to loans, including loans held for sale, and other real estate owned	0.63%	0.51%	0.34%	0.42%	0.46%

        Nonaccrual loans totaled $22.5 million at December 31, 2007 and represent 0.56% of total loans, including loans held for sale. The year end nonaccrual loans include 25 SBA loans totaling $10.4 million, two residential construction loans for $3.5 million, a multi-family residential loan for $3.1 million and two residential land loans for $2.9 million. Approximately 26% of our nonaccrual loans at the end of 2007 are covered by SBA guarantees. Other real estate owned due to foreclosure was $2.7 million and represents four properties at year end. Of this amount $1.3 million is residential construction, $869,000 is commercial real estate, and $600,000 is residential real estate. The increase in nonperforming assets is due in part to the weakening of the residential housing market during 2007. A prolonged downturn in the real estate market, residential housing or otherwise, may cause higher levels of nonperforming assets. The increase in nonaccrual loans during 2006 was gradual and resulted largely from acquired portfolios.

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

        As of December 31, 2007, 2006 and 2005, there were no loans past due over 90 days and still accruing interest. Additional interest income of $2.3 million, $2.0 million and $788,000, would have been recorded for the years ended December 31, 2007, 2006 and 2005 if nonaccrual loans had been performing in accordance with their original terms. Interest income of $1.2 million, $944,000, and $107,000 was recorded prior to such loans being transferred to a nonaccrual status for the years ended December 31, 2007, 2006 and 2005.

        During the fourth quarter of 2007, loans past due between 30 days and 89 days, both on accrual and nonaccrual status, increased $10.6 million to $52.2 million. The subset of loans on accrual status but past due between 30 days and 89 days, which we refer to as "accruing and over 30 days past due," increased $8.4 million to $30.6 million. At December 31, 2007, the loans accruing and over 30 days past due included: three land loans totaling $12.5 million, two construction and land development loans totaling $3.7 million, 12 commercial real estate loans totaling $10.1 million, and 26 commercial and industrial loans totaling $3.9 million. Past due loans have the potential to become nonaccrual or adversely classified. Increases in nonaccrual and adversely classified loans generally results in increased provisions for loan losses.

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

        The methodology we use to estimate the amount of our allowance for credit losses is based on both objective and subjective criteria. While some criteria are formula driven, other criteria are subjective inputs included to capture environmental and general economic risk elements which may trigger losses in the loan portfolio, and to account for the varying levels of credit quality in the loan portfolios of the entities we have acquired that have not yet been captured in our objective loss factors.

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

        Impaired loans are identified at each reporting date based on certain criteria and individually reviewed for impairment. A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan agreement. We measure impairment of a loan based upon the fair value of the loan's collateral if the loan is collateral dependent or the present value of cash flows, discounted at the loan's effective interest rate, if the loan is not collateralized. If the measurement of impairment for the loan is less than the recorded investment in the loan, a valuation allowance is established with a corresponding charge to operations to increase the allowance for loan losses.

        Our loan portfolio, excluding impaired loans which are evaluated individually, is categorized into several pools for purposes of determining allowance amounts by loan pool. The loan pools we currently evaluate are: commercial real estate construction, residential real estate construction, SBA real estate, real estate other, commercial collateralized, commercial unsecured, SBA commercial, consumer, foreign, asset-based, and factoring. Within these loan pools, we then evaluate loans not adversely classified, which we refer to as "pass" credits, separately from adversely classified loans. The allowance amounts for pass rated loans and those loans adversely classified are determined using historical loss rates developed through migration analyses.

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

        We recognize the determination of the allowance for loan losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform a sensitivity analysis to provide insight regarding the impact adverse changes in risk ratings may have on our allowance for loan losses. The sensitivity analysis does not imply any expectation of future deterioration in our loans' risk ratings and it does not necessarily reflect the nature and extent of future changes in the allowance for loan losses due to the numerous quantitative and qualitative factors considered in determining our allowance for loan losses. At December 31, 2007, in the event that 1 percent of our loans were downgraded from the "pass" category to the "substandard" category within our current allowance methodology, the allowance for loan losses would have increased by approximately $8.9 million. Given current processes employed by the Company, management believes the risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions that could be material to the Company's financial statements. In addition, current risk ratings are subject to change as we continue to review loans within our portfolio and as our borrowers are impacted by economic trends within their market areas.

        Management believes that the allowance for loan losses is adequate and appropriate for the known and inherent risks in our loan portfolio. In making its evaluation, management considers certain quantitative and qualitative factors including the Company's historical loss experience, the volume and type of lending conducted by the Company, the results of our credit review process, the amounts of classified, criticized and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values, and other factors regarding collectibility and impairment. To the extent we experience, for example, increased levels of documentation deficiencies, adverse changes in collateral values, or negative changes in economic and business conditions which adversely affect our borrowers, our classified loans may increase. Higher levels of classified loans generally result in higher allowances for loan losses.

        Management also believes that the reserve for unfunded loan commitments is adequate. In making this determination, we use the same methodology for the reserve for unfunded loan commitments as we do for the allowance for loan losses and consider the same quantitative and qualitative factors, as well as an estimate of the probability of advances of the commitments correlated to their credit risk rating.

        The following table presents the changes in our allowance for loan losses for the periods indicated:

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of year	$52,908	$27,303	$24,083	$22,531	$21,392
Loans charged off:
Domestic:
Commercial	(2,091)	(1,083)	(1,646)	(2,830)	(3,331)
Real estate—construction	(660)	(144)	—	—	—
Real estate—mortgage	(454)	—	(100)	(128)	—
Consumer	(166)	(189)	(180)	(305)	(1,145)
Foreign	(1,414)	(1,691)	(1,592)	(344)	—

Total loans charged off	(4,785)	(3,107)	(3,518)	(3,607)	(4,476)
Recoveries on loans charged off:
Domestic:
Commercial	1,591	1,361	2,106	1,653	2,453
Real estate—mortgage	163	—	11	64	84
Consumer	122	171	241	311	468
Foreign	73	187	2	50	—

Total recoveries on loans charged off	1,949	1,719	2,360	2,078	3,005

Net loans charged off	(2,836)	(1,388)	(1,158)	(1,529)	(1,471)
Provision for loan losses	2,800	7,977	1,345	(521)	48
Reduction for loans sold	(2,461)	—	—	—	—
Additions due to acquisitions	2,146	19,016	3,033	3,602	2,562

Balance at end of year	$52,557	$52,908	$27,303	$24,083	$22,531

Ratios:
Allowance for loan losses as a percentage of total loans, net of unearned income at year end	1.33%	1.26%	1.11%	1.14%	1.41%
Net loans charged off as a percentage of average loans	0.07%	0.04%	0.05%	0.08%	0.10%

        The following table presents the changes in our reserve for unfunded loan commitments for the periods indicated:

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of year	$8,271	$5,668	$5,424	$3,221	$2,902
Provision	200	1,623	75	986	252
Additions due to acquisitions	—	980	169	1,217	67

Balance at end of year	$8,471	$8,271	$5,668	$5,424	$3,221

        The following table presents the balance of our allowance for credit losses, nonperforming assets and certain credit quality measures for the periods indicated:

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
ALLOWANCE FOR CREDIT LOSSES:
Allowance for loan losses	$52,557	$52,908	$27,303	$24,083	$22,531
Reserve for unfunded loan commitments	8,471	8,271	5,668	5,424	3,221

Allowance for credit losses	$61,028	$61,179	$32,971	$29,507	$25,752

NONPERFORMING ASSETS:
Nonaccrual loans	$22,473	$22,095	$8,422	$8,911	$7,411
Other real estate owned	2,736	—	—	—	—

Total nonperforming assets	$25,209	$22,095	$8,422	$8,911	$7,411

Allowance for credit losses to loans, net of unearned income	1.55%	1.46%	1.34%	1.39%	1.61%
Allowance for credit losses to nonaccrual loans	271.6%	276.9%	391.5%	331.1%	347.5%
Allowance for credit losses to nonperforming assets	242.1%	276.9%	391.5%	331.1%	347.5%

        Based on our experience, we believe that the allowance for loan losses of $52.6 million at December 31, 2007 is adequate to cover known and inherent risks in the loan portfolio. See "—Critical Accounting Policies" and Note 5 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

        The following table allocates the allowance for loan losses based on our judgment of inherent losses in the respective loan portfolio categories. At December 31, 2007, the portion of the allowance allocated to individual portfolio categories includes an amount for both imprecision and uncertainty to better reflect our view of risk. Nonetheless, the allowance for loan losses is available to absorb any credit losses without restriction.

Allocation of Allowance for Loan Losses

	Commercial	Real Estate	Consumer	Foreign	Total
	(Dollars in thousands)
At December 31,
2007
Allowance for loan losses	$11,149	$39,455	$476	$1,477	$52,557
% of loans to total loans	22%	76%	1%	1%	100%
2006
Allowance for loan losses	$9,719	$39,235	$553	$3,401	$52,908
% of loans to total loans	18%	79%	1%	2%	100%
2005
Allowance for loan losses	$10,958	$14,843	$412	$1,090	$27,303
% of loans to total loans	26%	68%	2%	4%	100%
2004
Allowance for loan losses	$11,091	$12,392	$285	$315	$24,083
% of loans to total loans	28%	65%	2%	5%	100%
2003
Allowance for loan losses	$11,799	$10,134	$356	$242	$22,531
% of loans to total loans	27%	66%	2%	5%	100%

        The allowance amount allocated to commercial loans increased during 2007 in line with the growth in that portfolio. Although the amount of real estate loans declined during 2007, the allowance amount allocated to real estate loans remained relatively the same in consideration of the elevated risk profile of real estate.

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

        The following table presents the composition of our investment portfolio at the dates indicated:

	At December 31,
	2007	2006	2005
	(Dollars in thousands)
U.S. Treasury securities	$—	$986	$—
Government-sponsored entity securities	40,670	53,064	46,788
States and political subdivisions	8,645	9,446	9,054
Mortgage-backed and other securities	57,573	27,885	156,759

Subtotal	106,888	91,381	212,601
Federal Home Loan and Federal Reserve Bank stock	26,649	28,747	26,753

Total investments	$133,537	$120,128	$239,354

        The following table presents a summary of yields and contractual maturities of debt securities at December 31, 2007:

	One Year or Less		One Year Through Five Years		Five Years Through Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Government-sponsored entity securities	$2,996	3.01%	$24,601	4.53%	$13,073	5.15%	$—	—	$40,670	4.62%
States and political subdivisions	925	3.92%	2,913	5.05%	3,760	5.09%	1,047	5.76%	8,645	5.03%
Mortgage-backed and other securities	1,747	4.13%	—	—	4,843	4.89%	50,983	5.12%	57,573	5.07%

Total investments(1)	$5,668	3.50%	$27,514	4.58%	$21,676	5.09%	$52,030	5.13%	$106,888	4.89%

(1)
Yields on securities have not been adjusted to a fully tax-equivalent basis because the impact is not material.

        At December 31, 2007, our investment portfolio included $8.9 million of investment securities that have been in a continuous unrealized loss position for 12 months or longer; such unrealized loss totaled $139,000. All of these securities have been issued by government-sponsored entities or municipalities and have AAA credit ratings as determined by various rating agencies. These securities have fluctuated in value since their purchase dates as a result of changes in market interest rates. We concluded that the continuous unrealized loss position for the past 12 months on these securities is a result of the level of market interest rates and not a result of the underlying issuers' ability to repay and are, therefore, temporarily impaired. In addition, we have the ability to hold these securities until their fair value recovers to their cost. Accordingly, we have not recognized the temporary impairment in our consolidated statement of earnings.

  Deposits

        The following table presents a summary of our average deposits as of the dates indicated and average rates paid:

	For the Years Ended December 31,
	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non-interest bearing	$1,426,904	—	$1,387,919	—	$1,072,071	—
Interest checking	328,207	0.76%	246,569	0.17%	190,846	0.06%
Money market	1,117,972	3.01%	890,400	1.99%	719,372	0.90%
Savings	125,549	0.18%	132,130	0.17%	97,144	0.18%
Time	488,158	4.12%	436,669	3.39%	226,538	1.90%

Total deposits	$3,486,790	1.62%	$3,093,687	1.07%	$2,305,971	0.48%

        The increase in average deposits shown in the above table is due largely to acquisitions. At the end of the first quarter of 2007 we introduced new checking products to small business customers located around our branch offices. At December 31, 2007, balances in this new product are included in both the noninterest-bearing and interest checking categories above and totaled $247.8 million, of which approximately $70.9 million were new deposits. We believe that a good portion of the decline in our noninterest-bearing deposits during 2007 represents transfers into the new checking product. The introduction of our sweep product in August 2007 enabled us to return to the Bank approximately $100 million of customer deposits that were previously placed with an external fund manager. At December 31, 2007, the balances in the sweep product were approximately $163.4 million and are included in money market accounts. Deposits by foreign customers, primarily located in Mexico and Canada, totaled $109.6 million, or approximately 3.4% of total deposits, as of December 31, 2007 and $116.3 million at December 31, 2006.

        For time deposits of $100,000 or more, the following table presents a summary of maturities for the time periods indicated:

	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
	(Dollars in thousands)
December 31, 2007	$132,199	$69,926	$58,216	$24,388	$284,729

Borrowings

        The holding company and the Bank have various lines of credit available. These include the ability to borrow funds from time to time on a long-term, short-term or overnight basis from the Federal Home Loan Bank of San Francisco, which we refer to as the FHLB, or other financial institutions. The maximum amount that we could borrow under our credit lines with the FHLB at December 31, 2007 was $922.5 million, of which $355.5 million was available on that date. These lines are secured by a blanket lien on certain qualifying loans in our loan portfolio and the majority of our available-for-sale investment securities.

        At December 31, 2007, we had outstanding $567.0 million due to the FHLB, composed of $345.0 million of term advances and $222.0 million in overnight advances. In addition we had outstanding $45.0 million of credit line advances and $138.5 million of subordinated debentures due to various investors. In December 2007, we refinanced $200 million in FHLB term advances costing 4.86%, which were outstanding at the end of 2006, and replaced these borrowings with putable FHLB advances having a fixed rate of 3.16% for the first year. At December 31, 2006, we had outstanding $499.0 million due to the FHLB, composed of $265.0 million of term advances and $234.0 million in overnight advances, and $149.2 million of subordinated debentures due to various investors. Average borrowings increased to $349.2 million in 2007 compared to $302.9 million in 2006 due mostly to a decrease in our deposits. See "—Liquidity" and Note 8 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for information on our borrowings.

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

        On May 3, 2006, our Board of Directors authorized the repurchase of up to one million shares of the Company's common stock over the next twelve months, subject to market conditions and corporate and regulatory requirements. During 2006 and 2007 we purchased 277,600 shares through this program at an aggregate cost of $14.9 million.

        On August 2, 2007, we announced a share repurchase program for up to $150 million of Company common stock over a twelve-month period, unless shortened or extended by the Board of Directors. The Company repurchased 1,206,100 shares of common stock during the fourth quarter of 2007 at a weighted average price of $44.99 per share. For fiscal year 2007, the Company repurchased 2,491,538 shares of common stock at a weighted-average price of $49.48 per share under the current and former authorized share repurchase programs. The approximate dollar value of shares that may yet be purchased under the current authorized program is $36.2 million. The stock repurchase program may be limited or terminated at any time without prior notice.

        Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines which compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. Bank holding companies considered to be "adequately capitalized" are required to maintain a minimum total risk-based capital ratio of 8% of which at least 4.0% must be Tier 1 capital. Bank holding companies considered to be "well capitalized" must maintain a minimum leverage ratio of 5% and a minimum risk-based capital ratio of 10% of which at least 6.0% must be Tier 1 capital.

        The following table presents regulatory capital requirements and our regulatory capital ratios at December 31, 2007:

	Regulatory Requirements		Actual
	Adequately Capitalized	Well Capitalized	The Company
As of December 31, 2007:
Total risk-based capital ratio	8.00%	10.00%	11.92%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.67%
Tier 1 leverage capital ratio	4.00%	5.00%	11.06%

        As of December 31, 2007, we exceeded each of the capital requirements of the FRB and were deemed to be "well capitalized." In addition, as of December 31, 2007 Pacific Western exceeded the capital requirements to be "well capitalized." For further information on regulatory capital, see Note 19 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

        The Company issued subordinated debentures to trusts that were established by either us or entities we have acquired, which, in turn, issued trust preferred securities, which totaled $131.0 million at December 31, 2007. Our trust preferred securities are currently included in our Tier I capital for purposes of determining the Company's Tier I and total risk-based capital ratios. The FRB, which is the holding company's banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, effective March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity, less goodwill and any related deferred income tax liability. The regulations currently in effect through December 31, 2008, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at December 31, 2007. We expect that our Tier I capital ratios will be at or above the existing well-capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

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

        Historically, the Bank's primary liquidity source has been its core deposit base. Over the last several years the Bank's reliance on collateralized FHLB advances has increased as one of its sources of affordable and immediately available liquidity. The level of such wholesale funding is monitored based on the Bank's liquidity requirements, and we maintain what we believe to be an acceptable level of this collateralized borrowing capacity available at all times. The Bank's secured borrowing capacity was $922.5 million, of which $355.5 million was available as of December 31, 2007. In addition to the secured borrowing relationship with the FHLB, to meet short term liquidity needs the Bank maintains what we believe are adequate balances in liquid assets, which include Fed funds sold, interest-bearing deposits in other financial institutions, and investment securities available-for-sale. At December 31, 2007, liquid assets as a percent of total deposits were 6.4% and when available secured borrowings are included this ratio increases to 17.4%. Additionally, the Bank maintains unsecured lines of credit of $150.0 million with correspondent banks for purchase of overnight funds. These lines are subject to availability of funds. Another source of liquidity is the holding company's revolving line of credit for $70.0 million.

        The recent disruption in the credit markets has had the effect of decreasing the overall liquidity in the marketplace. Competition from financial institutions seeking to maintain adequate liquidity has placed upward pressure on the rates paid for customer deposits while at the same time the level of market interest rates has declined. We have lowered the rates paid on certain deposit accounts as market interest rates have declined, consistent with our disciplined deposit pricing strategy; this action, however, has resulted in deposit outflows. We have augmented our funding needs with our collateralized FHLB borrowings. In order to maintain sufficient levels of liquidity given the need to fund loan growth and manage deposit flows, the Bank may also use the secondary market for large denomination time deposits, the availability of which is uncertain and subject to competitive market forces. The Bank did not have any of these large denomination time deposits at the end of 2007.

        The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from the Bank, and our ability to raise capital, issue subordinated debt and secure outside borrowings. See Note 8 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." The ability of the Company to obtain funds for the payment of dividends to our shareholders and for other cash requirements is largely dependent upon the Bank's earnings. Pacific Western is subject to restrictions under certain federal and state laws and regulations which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. Dividends paid by state banks such as Pacific Western are regulated by the DFI under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. See "Item 5. Market For Registrant's Common Equity and Related Stockholders Matters—Dividends." During 2007, First Community received dividends of $140.5 million from the Bank. With approval from the DFI, the Bank may declare dividends up to the balance of its retained earnings which totaled $99.2 million at December 31, 2007. See Note 18 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Contractual Obligations

        The known contractual obligations of the Company at December 31, 2007 are as follows:

	At December 31, 2007
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Short-term debt obligations	$312,000	$—	$—	$—	$312,000
Long-term debt obligations	—	100,000	—	338,488	438,488
Operating lease obligations	12,967	23,096	17,043	27,298	80,404
Other contractual obligations	3,609	8,387	—	—	11,996

Total	$328,576	$131,483	$17,043	$365,786	$842,888

        Debt obligations and operating lease obligations are discussed in Notes 8 and 12 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." The other contractual obligations relate to our minimum liability associated with our data and item processing contract with a third-party provider.

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

Off-Balance Sheet Arrangements

        Our obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded. At December 31, 2007, our loan-related commitments, including standby letters of credit and financial guarantees, totaled $1.3 billion. The commitments which result in a funded loan increase our profitability through net interest income. Therefore, during the year, we manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in "—Liquidity," have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments see Note 10 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

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

        Market risk sensitive instruments are generally defined as derivatives and other financial instruments, which include investment securities, loans, deposits, and borrowings. At December 31, 2007 and 2006, we had not used any derivatives to alter our interest rate risk profile or for any other reason. However, both the repricing characteristics of our fixed rate loans and floating rate loans, as well as our significant percentage of noninterest-bearing deposits compared to interest-earning assets and callable features in certain borrowings, may influence our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, interest-bearing deposits in financial institutions, Federal Home Loan Bank stock, investment securities, deposits, borrowings and subordinated debentures.

        We measure our interest rate risk position on a quarterly basis using three methods: (a) net interest income simulation analysis; (b) market value of equity modeling; and (c) traditional gap analysis. The results of these analyses are reviewed by the Executive ALM Committee monthly and the Board ALCO quarterly. If hypothetical changes to interest rates cause changes to our simulated net present value of equity and/or net interest income outside our pre-established limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits.

        We evaluated the results of our net interest income simulation and market value of equity models prepared as of December 31, 2007. These simulation models suggest our balance sheet is asset sensitive over a 2 year time horizon and liability sensitive over a longer time horizon. This profile suggests that in a rising interest rate environment, our net interest margin would initially increase and then gradually decrease over time; and during a falling or sustained low interest rate environment, our net interest margin would decrease initially and then gradually increase over time. This fairly neutral profile is due to the assumed repricing characteristics of our loans, deposits and borrowings. Approximately 37% of our loan portfolio is eligible to reprice immediately, 26% is expected to reprice over the next 1 to 5 years, and the remaining 37% is fixed-rate with the majority of these loans having a weighted average remaining life of 6 years. We anticipate immediately changing the rates on approximately 26% of our total deposits and borrowings as interest rates change; and we anticipate fully repricing a majority of the remaining interest bearing deposits and borrowings within the 1 to 2 year time horizon. As more assets than liabilities are expected to reprice immediately as interest rates change, the Company is asset sensitive in the near term. After the 2 year time horizon cumulatively more liabilities than assets are expected to have repriced which suggests a gradual shift to a liability sensitive profile thereafter.

        Net interest income simulation.    We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of December 31, 2007. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

        This analysis calculates the difference between net interest income forecasted using both increasing and declining interest rate scenarios and net interest income forecasted using a base market interest rate derived from the treasury yield curve at December 31, 2007. In order to arrive at the base case, we extend our balance sheet at December 31, 2007 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products' pricing as of December 31, 2007. Based on such repricings, we calculated an estimated net interest income and net interest margin. The effects of certain balance sheet attributes, such as fixed-rate loans, floating rate loans that have reached their floors and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

        The net interest income simulation model includes various assumptions regarding the repricing relationship for each of our assets and liabilities. Many of our assets are floating rate loans, which are assumed to reprice to the same extent as the change in market rates according to their contracted index. Some loans and investment vehicles include the opportunity of prepayment (imbedded options) and the simulation model uses national indexes to estimate these prepayments and reinvest these proceeds at current simulated yields. Our deposit products reprice at our discretion and are assumed to reprice more slowly in a rising or declining interest rate environment, usually repricing less than the change in market rates. Also, a callable option feature on certain borrowings will reprice differently in a rising interest rate environment than in a declining interest rate environment.

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

        The following table presents as of December 31, 2007, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points.

Sensitivity of Net Interest Income for the next 12 months
as of December 31, 2007
(Dollars in thousands)

Interest Rate Scenario	Estimated Net Interest Income	Percentage Change from Base	Estimated Net Interest Margin	Estimated Net Interest Margin change from Base
Up 300 basis points	$245,090	4.2%	5.89%	0.24%
Up 200 basis points	$241,808	2.8%	5.81%	0.16%
Up 100 basis points	$238,463	1.4%	5.73%	0.08%
BASE	$235,185		5.65%
Down 100 basis points	$229,934	(2.2)%	5.53%	(0.13)%
Down 200 basis points	$223,824	(4.8)%	5.38%	(0.27)%
Down 300 basis points	$219,132	(6.8)%	5.27%	(0.38)%

        Our simulation results as of December 31, 2007 indicate our interest rate risk position was asset sensitive as the simulated impact of an immediate upward movement in interest rates would result in increases in net interest income over the subsequent 12 month period while an immediate downward movement in interest rates would result in a decrease in net interest income over the next 12 months. In comparing the December 31, 2007, simulation results to the end of 2006, our year-end 2007 model indicates we are less asset sensitive than the prior year-end period. The decline in our asset sensitivity is mostly a result of: (i) loan growth centered in commercial real estate mortgage loans that have an initial rate adjustment after 5 to 10 years; (ii) the decline in our variable rate construction lending portfolio; and (iii) net deposit outflows being replaced with short-term FHLB advances.

        As of December 31, 2006, our net interest income simulation forecasted the following net interest income and net interest margin using a base market interest rate at that time and the estimated change to the base scenario given the interest rate scenarios presented. These results were not necessarily based on the same set of assumptions used in our year-end 2007 simulation.

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

        The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at December 31, 2007. The following table shows the projected change in the market value of equity for the set of rate shocks presented as of December 31, 2007.

Estimated Market Value of Equity as of December 31, 2007
(Dollars in thousands)

Interest Rate Scenario	Estimated Market Value	Percentage Change from Base	Percentage of Total Assets	Ratio of Estimated Market Value to Book Value
Up 300 basis points	$1,322,739	(5.2)%	25.5%	116.1%
Up 200 basis points	$1,346,968	(3.5)%	26.0%	118.3%
Up 100 basis points	$1,371,842	(1.7)%	26.5%	120.4%
BASE	$1,395,368		26.9%	122.5%
Down 100 basis points	$1,415,208	1.4%	27.3%	124.3%
Down 200 basis points	$1,428,254	2.4%	27.6%	125.4%
Down 300 basis points	$1,436,959	3.0%	27.7%	126.2%

        The results of our market value of equity model indicate a fairly neutral interest rate risk profile demonstrated by the minimal change in the market value of equity in the up or down interest rate scenarios compared to the "base case". In comparing the December 31, 2007 simulation results to December 31, 2006, we have become slightly liability sensitive over a long term time horizon as the duration of our liabilities has decreased.

        The following table shows the projected change in the market value of equity for the set of rate shocks presented as of December 31, 2006. These results are not necessarily based on the same set of assumptions used in our 2006 simulation.

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

Interest Rate Sensitivity
December 31, 2007
Amounts Maturing or Repricing In

	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Not Interest Rate Sensitive	Total
	(Dollars in thousands)
ASSETS
Cash and due from banks	$420	$—	$—	$—	$99,363	$99,783
Federal funds sold	2,000	—	—	—	—	2,000
Investment securities	31,393	10,290	27,514	64,340	—	133,537
Loans	1,707,588	324,928	980,168	1,000,099	—	4,012,783
Other assets	—	—	—	—	930,937	930,937

Total assets	$1,741,401	$335,218	$1,007,682	$1,064,439	$1,030,300	$5,179,040

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing checking deposits	$—	$—	$—	$—	$1,211,946	$1,211,946
Interest-bearing demand, money market and savings deposits	1,609,721	—	—	—	—	1,609,721
Time deposits	201,030	191,735	30,714	—	—	423,479
Borrowings	312,000	—	100,000	200,000	—	612,000
Subordinated debentures	95,879	—	20,619	18,558	3,432	138,488
Other liabilities	—	—	—	—	45,054	45,054
Shareholders' equity	—	—	—	—	1,138,352	1,138,352

Total liabilities and shareholders' equity	$2,218,630	$191,735	$151,333	$218,558	$2,398,784	$5,179,040

Period gap	$(477,229)	$143,483	$856,349	$845,881	$(1,368,484)
Cumulative interest earning assets	1,741,401	2,076,619	3,084,301	4,148,740
Cumulative interest bearing liabilities	$2,218,630	$2,410,365	$2,561,698	$2,780,256
Cumulative Gap	$(477,229)	$(333,746)	$522,603	$1,368,484
Cumulative interest earning assets to cumulative interest bearing liabilities	78.5%	86.2%	120.4%	149.2%
Cumulative gap as a percent of:
Total assets	(9.2)%	(6.4)%	10.1%	26.4%
Interest earning assets	(11.5)%	(8.0)%	12.6%	33.0%

Note: All amounts are reported at their contractual maturity or repricing periods. This analysis makes certain assumptions as to interest rate sensitivity of savings and NOW accounts which have no stated maturity and have had very little price fluctuation in the past three years. Money market accounts are repriced at management's discretion and generally are more rate sensitive.

        The preceding table indicates that we had a negative one year cumulative gap of $333.7 million at December 31, 2007. This gap position suggests that we are liability-sensitive and if rates were to increase, our net interest margin would most likely decrease. Conversely, if rates were to decrease, our net interest margin would most likely increase. The ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year at December 31, 2007 is 86.2%. This one year gap position indicates that interest expense is likely to be affected to a greater extent than interest income for any changes in interest rates within one year from December 31, 2007.

        The Bank entered into two fixed rate term advances with FHLB during the fourth quarter of 2007. The $100 million advance has a two year stated maturity and an option to be called by the FHLB on its one year anniversary date. The $200 million advance has a ten year stated maturity and options to be called by the FHLB on its one year anniversary date and quarterly thereafter. While the FHLB may call the advances to be repaid for any reason, they are likely to be called if market interest rates are higher than the advances' stated rates on the call dates. We may repay the advances with a prepayment penalty at any time.

        The gap table has inherent limitations and actual results may vary significantly from the results suggested by the gap table. The gap table is unable to incorporate certain balance sheet characteristics or factors. The gap table assumes a static balance sheet, as does the net interest income simulation and, accordingly, looks at the repricing of existing assets and liabilities without consideration of new loans and deposits that reflect a more current interest rate environment. Unlike the net interest income simulation, however, the interest rate risk profile of certain deposit products and floating rate loans that have reached their floors cannot be captured effectively in a gap table. Although the table shows the amount of certain assets and liabilities scheduled to reprice in a given time frame, it does not reflect when or to what extent such repricings may actually occur. For example, interest-bearing checking, money market and savings deposits are shown to reprice in the first 3 months, but we may choose to reprice these deposits more slowly and incorporate only a portion of the movement in market rates based on market conditions at that time. Alternatively, a loan which has reached its floor may not reprice even though market interest rates change causing such loan to act like a fixed rate loan regardless of its scheduled repricing date. For example, a loan already at its floor would not reprice if the adjusted rate was less than its floor. The gap table as presented cannot factor in the flexibility we believe we have in repricing deposits or the floors on our loans.

        We believe the estimated effect of a change in interest rates is better reflected in our net interest income and market value of equity simulations which incorporate many of the factors mentioned.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of First Community Bancorp, including its consolidated subsidiaries, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management's authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to see that information and communication flows are effective and to monitor performance, including performance of internal control procedures.

        As of December 31, 2007, First Community Bancorp management assessed the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2007, is effective.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the control procedures may deteriorate.

        KPMG LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2007, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

/s/ MATTHEW P. WAGNER Matthew P. Wagner Chief Executive Officer	/s/ VICTOR R. SANTORO Victor R. Santoro Executive Vice President and Chief Financial Officer
February 28, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors
First Community Bancorp:

        We have audited the accompanying consolidated balance sheets of First Community Bancorp and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited First Community Bancorp's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). First Community Bancorp's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Bancorp and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, First Community Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

                          /s/ KPMG LLP

Los Angeles, CA
February 28, 2008

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets as of December 31, 2007 and 2006

	2007	2006
	(Dollars in thousands)
Assets
Cash and due from banks (note 17)	$99,363	$128,910
Federal funds sold	2,000	22,000

Total cash and cash equivalents	101,363	150,910
Interest-bearing deposits in financial institutions	420	501
Investments (notes 4 and 8):
Federal Home Loan Bank stock, at cost	26,649	28,747
Securities available-for-sale, at fair value	106,888	91,381

Total investments	133,537	120,128
Loans, held for sale (note 5)	63,565	173,319
Loans, net of unearned income (notes 5 and 8)	3,949,218	4,189,543
Less allowance for loan losses (note 5)	(52,557)	(52,908)

Net loans	3,896,661	4,136,635
Premises and equipment, net (note 6)	26,327	37,102
Other real estate owned, net (note 5)	2,736	—
Accrued interest receivable	18,555	21,388
Goodwill (notes 2 and 3)	761,990	738,083
Core deposit and customer relationship intangibles (note 3)	43,785	50,427
Cash surrender value of life insurance	67,846	67,512
Other assets (note 13)	62,255	57,318

Total assets	$5,179,040	$5,553,323

Liabilities and Shareholders' Equity
Deposits (note 7):
Noninterest-bearing	$1,211,946	$1,571,361
Interest-bearing	2,033,200	2,114,372

Total deposits	3,245,146	3,685,733
Interest payable and other liabilities (notes 5 and 9)	45,054	51,043
Borrowings (note 8)	612,000	499,000
Subordinated debentures (note 8)	138,488	149,219

Total liabilities	4,040,688	4,384,995

Shareholders' equity (notes 16, 18, 19 and 20):
Preferred stock, no par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, no par value. Authorized 50,000,000 shares; issued and outstanding, 28,002,382 (includes 861,269 shares of unvested restricted stock) and 29,635,957 (includes 750,014 shares of unvested restricted stock) shares as of December 31, 2007 and 2006, respectively	936,608	1,020,132
Retained earnings	201,220	148,367
Accumulated other comprehensive income (loss)—net unrealized gain (loss) on securities available-for-sale, net (notes 4 and 15)	524	(171)

Total shareholders' equity	1,138,352	1,168,328

Commitments and contingencies (notes 10 and 12)
Total liabilities and shareholders' equity	$5,179,040	$5,553,323

See accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Earnings for the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$343,617	$292,069	$174,202
Interest on federal funds sold	1,979	297	1,245
Interest on time deposits in financial institutions	21	31	5
Interest on investment securities	5,364	9,200	7,900

Total interest income	350,981	301,597	183,352

Interest expense:
Deposits (note 7)	56,471	33,219	11,087
Borrowings	18,034	15,168	3,350
Subordinated debentures	11,361	11,253	8,480

Total interest expense	85,866	59,640	22,917

Net interest income before provision for credit losses	265,115	241,957	160,435
Provision for credit losses (note 5)	3,000	9,600	1,420

Net interest income after provision for credit losses	262,115	232,357	159,015

Noninterest income:
Service charges on deposit accounts	11,573	8,835	6,367
Other commissions and fees	7,019	6,420	4,180
Gain on sale of loans, net	8,438	—	596
Loss on sale of securities, net (note 4)	—	(2,332)	(45)
Increase in cash surrender value of life insurance	2,489	2,205	1,628
Other	3,395	1,338	1,052

Total noninterest income	32,914	16,466	13,778

Noninterest expense:
Compensation	71,440	65,505	48,623
Occupancy (note 12)	19,156	15,296	10,733
Furniture and equipment	4,929	4,034	2,730
Data processing	6,007	6,317	4,869
Other professional services	6,301	5,072	4,548
Business development	4,045	1,591	1,188
Communications	3,277	3,103	1,993
Insurance and assessments	1,723	2,121	1,715
Intangible asset amortization (note 3)	9,674	6,688	3,607
Reorganization charges (note 9)	1,731	1,822	—
Other (note 10)	13,976	9,906	7,296

Total noninterest expense	142,259	121,455	87,302

Earnings before income taxes and cumulative effect of accounting change	152,770	127,368	85,491
Income taxes (note 13)	62,444	51,512	35,125

Net earnings before cumulative effect of accounting change	90,326	75,856	50,366
Cumulative effect on prior years (to December 31, 2005) of changing the method of accounting for stock-based compensation forfeitures	—	142	—

Net earnings	$90,326	$75,998	$50,366

Basic earnings per share:
Net earnings before accounting change	$3.16	$3.23	$3.05
Accounting change(1)	—	—	—

Basic earnings per share	$3.16	$3.23	$3.05

Diluted earnings per share:
Net earnings before accounting change	$3.15	$3.21	$2.98
Accounting change(1)	—	—	—

Diluted earnings per share	$3.15	$3.21	$2.98

(1)
Less than $0.01 per share for the year ended December 31, 2006

See accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity and Comprehensive Income

for the Years Ended December 31, 2007, 2006 and 2005

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Retained Earnings			Comprehensive Income (note 15)
	Shares	Amount			Total
	(Dollars in thousands, except per share data)
Balance at January 1, 2005	16,267,862	$307,435	$67,911	$(1,470)	$373,876
Net earnings	—	—	50,366	—	$50,366	$50,366
Exercise of stock options	256,045	3,748	—	—	3,748	—
Tax benefits from exercise of options and vesting of restricted stock	—	1,710	—	—	1,710	—
Sale of common stock (note 2)	1,044,680	49,022	—	—	49,022	—
Issuance of common stock (note 2)	783,625	36,627	—	—	36,627	—
Restricted stock awarded and earned stock compensation, net of shares forfeited	40,195	4,038	—	—	4,038	—
Restricted stock surrendered	(45,841)	(1,712)	—	—	(1,712)	—
Cash dividends paid ($0.97 per share)	—	—	(15,952)	—	(15,952)	—
Other comprehensive income-net unrealized loss on securities available-for-sale, net of tax effect of $684 thousand (note 15)	—	—	—	(945)	(945)	(945)

Balance at December 31, 2005	18,346,566	$400,868	$102,325	$(2,415)	$500,778	$49,421

Net earnings	—	—	75,998	—	75,998	$75,998
Exercise of stock options	408,420	8,634	—	—	8,634	—
Tax benefits from exercise of options and vesting of restricted stock	—	6,585	—	—	6,585	—
Sale of common stock (note 2)	1,891,086	109,456	—	—	109,456	—
Issuance of common stock (note 2)	8,624,773	494,765	—	—	494,765	—
Repurchased and retired shares	(100,000)	(5,326)	—	—	(5,326)	—
Restricted stock awarded and earned stock compensation, net of shares forfeited	503,713	7,369	—	—	7,369	—
Restricted stock surrendered	(38,601)	(2,219)	—	—	(2,219)	—
Cash dividends paid ($1.21 per share)	—	—	(29,956)	—	(29,956)	—
Other comprehensive income-decrease in net unrealized loss on securities available-for-sale, net of tax effect of $1.6 million (note 15)	—	—	—	2,244	2,244	2,244

Balance at December 31, 2006	29,635,957	$1,020,132	$148,367	$(171)	$1,168,328	$78,242

Net earnings	—	—	90,326	—	90,326	90,326
Exercise of stock options (note 16)	133,061	2,769	—	—	2,769	—
Tax benefits from exercise of options and vesting of restricted stock	—	3,347	—	—	3,347	—
Issuance of common stock (note 2)	494,606	27,688	—	—	27,688	—
Repurchased and retired shares	(2,491,538)	(123,274)	—	—	(123,274)	—
Restricted stock awarded and earned stock compensation, net of shares forfeited	268,301	7,977	—	—	7,977	—
Restricted stock surrendered	(38,005)	(2,031)	—	—	(2,031)	—
Cash dividends paid ($1.28 per share)	—	—	(37,473)	—	(37,473)	—
Other comprehensive income-decrease in net unrealized loss on securities available-for-sale, net of tax effect of $503 thousand (note 15)	—	—	—	695	695	695

Balance at December 31, 2007	28,002,382	$936,608	$201,220	$524	$1,138,352	$91,021

See accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$90,326	$75,998	$50,366
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15,080	11,505	8,702
Provision for credit losses	3,000	9,600	1,420
Gain on sale of loans	(8,438)	—	(596)
Gain on sale of premises and equipment	(442)	(59)	—
Loss on sale of securities	—	2,332	45
Proceeds from sale of loans held for sale	100,244	8,921	—
Origination of loans held for sale	(14,692)	(7,548)	—
Restricted stock amortization	7,977	7,369	4,038
Excess tax benefit from stock option exercises and restricted and performance stock vesting	(3,347)	(6,585)	(1,710)
Decrease in accrued and deferred income taxes, net	3,764	5,000	8,964
Decrease in other assets	3,012	12,624	7,440
Decrease in accrued interest payable and other liabilities	(10,177)	(23,752)	(8,052)
Dividends on FHLB stock	(1,242)	(985)	(421)

Net cash provided by operating activities	185,065	94,420	70,196

Cash flows provided by (used in) investing activities:
Net cash and cash equivalents (paid) acquired in acquisitions	(1,600)	(218)	92,308
Net increase in net loans outstanding	(24,068)	(265,611)	(133,825)
Proceeds from sale of loans	372,456	4,859	9,411
Net decrease in interest-bearing deposits in financial institutions	81	2,503	612
Proceeds from sales of acquired securities	—	32,050	—
Securities available-for-sale:
Proceeds from sale	—	100,498	—
Maturities	58,494	75,424	66,927
Purchases	(72,451)	(2,058)	(37,550)
Net sales and redemptions of FRB and FHLB stock	3,356	12,268	277
Proceeds from sale of other real estate owned	2,708	37	50
Purchases of premises and equipment	(4,644)	(7,235)	(2,992)
Proceeds from sale of premises and equipment	9,699	140	95

Net cash provided by (used in) investing activities	344,031	(47,343)	(4,687)

Cash flows from financing activities:
Net (decrease) increase in deposits:
Noninterest-bearing	(359,415)	(133,971)	102,534
Interest-bearing	(81,172)	(239,517)	(489,178)
Payments for redemptions of subordinated debentures	(10,310)	(20,620)	—
Net (repurchases) proceeds from issuance of common stock	(123,274)	104,130	49,022
Net proceeds from exercise and vesting of stock awards	738	6,415	2,036
Excess tax benefit from stock option exercises and restricted and performance stock vesting	3,347	6,585	1,710
Net increase in borrowings	113,000	305,505	70,300
Repayment of acquired debt	(84,084)	—	—
Cash dividends paid	(37,473)	(29,956)	(15,952)

Net cash used in financing activities	(578,643)	(1,429)	(279,528)

Net (decrease) increase in cash and cash equivalents	(49,547)	45,648	(214,019)
Cash and cash equivalents at beginning of year	150,910	105,262	319,281

Cash and cash equivalents at end of year	$101,363	$150,910	$105,262

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$86,184	$54,908	$21,610
Income taxes	59,052	46,921	32,177
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate and other assets owned	5,354	—	43
Transfer from loans held-for-sale to loans	56,631	—	—
Transfer from loans to loans held-for-sale	397,018	46,578	8,848
Common stock issued for acquisitions	27,688	494,765	36,627

See accompanying Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)    Nature of Operations and Summary of Significant Accounting Policies

        We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our banking subsidiary, Pacific Western Bank, which we refer to as Pacific Western or the Bank. Pacific Western converted from a national bank charter to a California state charter on September 13, 2006. Pacific Western also filed a notice with the Federal Reserve Bank of San Francisco to withdraw from membership in the Federal Reserve System and become a "nonmember" bank at the time of its conversion. Additionally, on October 26, 2006, following the completion of the acquisition of Community Bancorp Inc. and the subsequent merger of its wholly-owned subsidiary, Community National Bank, with and into First National, we merged First National with and into Pacific Western, with Pacific Western as the surviving entity in an "as if" pooling transaction. All references to Pacific Western, or the Bank, prior to September 13, 2006 refer to Pacific Western National Bank, and references on or after September 13, 2006 refer to Pacific Western Bank.

        When we say "we", "our" or the "Company", we mean the Company on a consolidated basis with Pacific Western. When we refer to "First Community" or to the holding company, we are referring to the parent company on a standalone basis. Discussions about the Company and the Bank as of and for the year ended December 31, 2006 include Cedars, Foothill and Community Bancorp from and after their respective dates of acquisition.

        As further explained in Note 2, we made several acquisitions in 2005, 2006 and 2007. These acquisitions affect the comparability of our financial information. Our operating results include the operating results of the acquired entities from their respective dates of acquisition.

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

        We generate our income primarily from interest received on loans and, to a lesser extent, from interest received on investment securities, fees received in connection with deposit services, extending credit and other services offered, including foreign exchange services. Our major operating expenses are the interest paid by the Bank on deposits and borrowings, employee compensation and general operating expenses. The Bank relies on a foundation of locally generated deposits. The Bank has a relatively low cost of funds due to a high percentage of noninterest bearing and low cost deposits. Our operations, like those of other financial institutions operating in Southern California, are significantly influenced by economic conditions in Southern California, including local economies, the strength of the real estate market, and the fiscal and regulatory policies of the federal and state government and the regulatory authorities that govern financial institutions. See "—Supervision and Regulation." With our SBA loan production offices and asset-based lending division with operations in Arizona, Northern California, the Pacific Northwest, and Texas, we are also subject to the economic conditions affecting those markets.

  (a) Basis of Presentation

        The accounting and reporting policies of the Company are in accordance with U.S. generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1)    Nature of Operations and Summary of Significant Accounting Policies (Continued)

  (b) Use of Estimates

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowance for credit losses, the carrying values of goodwill and other intangible assets, and the realization of deferred tax assets.

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

        Investments in Federal Home Loan Bank (FHLB) stock are carried at cost because they can only be redeemed at par and are required investments based on measurements of the Bank's assets and/or borrowing levels.

  (e) Loans and Loan Fees

        Loans are stated at the principal amount outstanding, net of any unearned discount or unamortized premium. Interest income is recorded on the accrual basis in accordance with the terms of the respective loan and includes prepayment penalties. Loans are considered delinquent when principal or interest payments are past due 30 days or more; delinquent loans may remain on accrual status between 30 days and 89 days past due. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to collectibility in the normal course of business. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1)    Nature of Operations and Summary of Significant Accounting Policies (Continued)

loan's principal balance is deemed collectible. Loans are restored to accrual status when the loans become both well-secured and are in the process of collection.

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

  (f) Loan Sales and Servicing Assets

        Loans held for sale include loans originated or purchased for resale. Loans originated or purchased for resale include the principal amount outstanding net of unearned income, and are carried at the lower of cost or fair value on an aggregate basis. A decline in the aggregate fair value of the loans below their aggregate carrying amount is recognized through a charge to earnings in the period of such decline. Unearned income on these loans is taken into earnings when the loan is sold.

        Gains or losses resulting from sales of loans are recognized at the date of settlement and are based on the difference between the cash received and the carrying value of the related loans less related transaction costs. A transfer of financial assets in which control is surrendered is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange. Assets, liabilities, derivative financial instruments or other retained interests issued or obtained through the sale of financial assets are measured at fair value, if practicable.

        The most common retained interest related to our loan sales is a servicing asset. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income. The amortization of the servicing asset and the servicing income are included in noninterest income in the consolidated statement of earnings. The fair value of the servicing assets is estimated by discounting the future cash flows using market-based discount rates and prepayment speeds. The servicing assets are evaluated regularly for impairment. We stratify the servicing asset based on the original term to maturity and the year of origination of the underlying loans for purposes of measuring impairment. The risk is that loans prepay faster than anticipated and the fair value of the asset declines. If the fair value of the servicing asset is less than the amortized carrying value, the asset is considered impaired and an impairment charge will be taken against earnings. At December 31, 2007, the servicing asset totaled $3.2 million and is related to the servicing of approximately $150.4 million in SBA loans. The servicing asset is included in other assets on the consolidated balance sheets.

  (g) Allowance for Credit Losses

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

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1)    Nature of Operations and Summary of Significant Accounting Policies (Continued)

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

        We believe that the allowance for loan losses is adequate. In making this determination, we consider certain quantitative and qualitative factors including our historical loan loss experience, the volume and type of lending conducted by the Company, the results of our credit review process, the amounts of classified, criticized and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values, and other factors regarding the collectibility of loans in our portfolio.

        We recognize the determination of the allowance for loan losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform a sensitivity analysis to provide insight regarding the impact adverse changes in risk ratings may have on our allowance for loan losses. The sensitivity analysis does not imply any expectation of future deterioration in our loans' risk ratings and it does not necessarily reflect the nature and extent of future changes in the allowance for loan losses due to the numerous quantitative and qualitative factors considered in determining our allowance for loan losses. Given current processes employed by the Company, management believes the risk ratings and inherent loss rates currently assigned are appropriate.

        We also believe that the reserve for unfunded loan commitments is adequate. In making this determination, we use the same methodology for the reserve for unfunded loan commitments as we do for the allowance for loan losses and consider the same quantitative and qualitative factors, as well as off-balance sheet exposures and an estimate of the probability of drawdown of loan commitments correlated to their credit risk rating.

        Our federal and state banking regulators, as an integral part of their examination process, periodically review the Company's allowance for credit losses. Our regulators may require the Company to recognize additions to the allowance based on their judgments related to information available to them at the time of their examinations.

  (h) Comprehensive Income

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

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1)    Nature of Operations and Summary of Significant Accounting Policies (Continued)

  (j) Other Real Estate Owned

        Other real estate owned is recorded at the fair value of the property at the time of acquisition. Fair value is based on current independent appraisals less estimated selling costs. The excess of the recorded loan balance over the estimated fair value of the property at the time of acquisition is charged to the allowance for loan losses. Any subsequent write downs are charged to noninterest expense and recognized as a valuation allowance. Subsequent increases in the fair value of the asset less selling costs reduce the valuation allowance, but not below zero, and are credited to noninterest expense. Operating expenses of such properties and gains and losses on their disposition are included in noninterest income and expense.

  (k) Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of cash, due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

  (l) Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. Any interest or penalties assessed by the taxing authorities would be classified as income tax expense in the financial statements.

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

        At December 31, 2007, the Company's market capitalization (based on total shares outstanding, excluding unvested restricted stock) was less than our total shareholders' equity by $19.1 million, providing an indication that goodwill may be impaired at that date. In response, we updated our June 30, 2007 valuation and determined that there was no goodwill impairment at December 31, 2007. Through February 26, 2008, our market capitalization continues to be less than total shareholders'

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1)    Nature of Operations and Summary of Significant Accounting Policies (Continued)

equity. Should this situation continue to exist at March 31, 2008, we will again update our valuation of the Company to determine whether goodwill is impaired. No assurance can be given that we will not charge earnings during 2008 for goodwill impairment.

        Core deposit intangible assets, which we refer to as CDI, and customer relationship intangible assets, which we refer to as CRI, are recognized apart from goodwill at the time of acquisition based on market valuations prepared by independent third parties. In preparing such valuations, the third parties consider variables such as deposit servicing costs, attrition rates, and market discount rates. CDI are amortized to expense over their useful lives, which we have estimated to range from 7 to 10 years. CRI are amortized to expense over their useful lives, which we have estimated to range from 4 to 5 years. Both CDI and CRI are reviewed for impairment at least annually. If the recoverable amount of either CDI or CRI is determined to be less than its carrying value, we would then measure the amount of impairment based on an estimate of the intangible asset's fair value at that time. If the fair value is below the carrying value, the intangible asset is reduced to such fair value and a loss is recognized by a charge to operations.

  (n) Stock Incentive Plan

        The Company had a stock-based compensation plan as of December 31, 2007 which is described in Note 16. We adopted the fair value method of accounting for stock options effective January 1, 2003, using the prospective method of transition specified in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. The cost of all stock options granted on or after January 1, 2003 is based on their fair value and is included as a component of compensation expense over the vesting period for such options. For stock options granted prior to January 1, 2003, the Company applied the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost was recognized for fixed stock option awards granted prior to January 1, 2003, with an exercise price equal to or greater than the fair market value of the underlying stock on the date of grant.

        Compensation expense related to awards of restricted stock is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. The vesting of performance-based restricted stock awards and recognition of related compensation expense may occur over a shorter vesting period if financial performance targets are achieved earlier than anticipated. Amortization of unvested performance-based restricted stock is suspended when it becomes less than probable that the performance targets will be met. When and if it becomes probable in the future that the performance target will be met a catch up adjustment is made and amortization begins. Amortization of unvested performance-based restricted stock is discontinued and previous amortization amounts are credited to earnings when it becomes probable that performance targets will not be met.

        Dividends paid on unvested restricted stock awards, which are expected to vest, and the related tax benefits are included as a net reduction to shareholders' equity.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1)    Nature of Operations and Summary of Significant Accounting Policies (Continued)

        Had we determined compensation expense for our stock-based compensation plan in 2005 consistent with SFAS No. 123, Accounting for Stock-Based Compensation, our net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the table below.

For the Years Ended December 31,
2005
(Dollars in thousands, except per share amounts)
Net earnings, as reported	$50,366
Add: Stock-based compensation expense included in net earnings, net of related tax effects	2,342
Deduct: All stock-based compensation expense calculated using the fair value based method for all awards, net of related taxes	(2,612)

Pro forma net earnings	$50,096

Earnings per share:
Basic—as reported	$3.05
Basic—pro forma	$3.03
Diluted—as reported	$2.98
Diluted—pro forma	$2.97

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

  (q) Debt Issuance Costs

        We have incurred debt issuance costs relating to each issuance of subordinated debentures issued by us except for those debentures issued as part of Trust VI. Such costs are being amortized on a straight-line basis over the period to the first call date, which is five years from the date of issuance, except for Trust I for which the period is ten years. The unamortized balance of debt issuance costs was $150,000 and $284,000 at December 31, 2007 and 2006, and is included in other assets in the consolidated balance sheet.

  (r) Recently Issued Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as a market-based measurement and should be

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1)    Nature of Operations and Summary of Significant Accounting Policies (Continued)

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

        SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, is effective for us on January 1, 2008. This Statement permits companies to choose to measure many financial instruments and certain other items at fair value. Once a company chooses to report an item at fair value, changes in fair value would be reported in earnings at each reporting date. Upon adoption we did not choose to measure any of our financial instruments at fair value.

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations, or SFAS 141R. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisitions we consummate after the effective date. We are still assessing the impact of this standard on our future consolidated financial statements.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2)    Acquisitions

        We completed the following acquisitions during the time period of January 1, 2005 to December 31, 2007, using the purchase method of accounting, and, accordingly, the operating results of the acquired entities have been included in our consolidated financial statements from their respective dates of acquisition.

Acquisition	First American Bank	Pacific Liberty Bank	Cedars Bank	Foothill Independent Bancorp	Community Bancorp	BFI Business Finance
Date Acquired	August 2005	October 2005	January 2006	May 2006	October 2006	June 2007
Assets acquired:
Cash and cash equivalents	$121,229	$30,765	$34,474	$60,844	$24,521	$4,297
Interest-bearing deposits in other banks	—	—	1,796	99	1,019	—
Investment securities	1,607	990	3,355	50,406	11,498	—
Loans	106,244	119,245	355,167	535,975	598,628	84,499
Loans held for sale	—	—	—	—	127,265	—
Premises and equipment	4,458	32	1,234	6,838	7,371	80
Goodwill	37,715	24,335	71,180	165,899	202,247	27,557
Core deposit and customer relationship intangible assets	6,529	1,781	2,992	17,311	9,514	2,690
Other assets	8,111	6,137	19,078	54,618	25,417	3,502

	285,893	183,285	489,276	891,990	1,007,480	122,625

Liabilities assumed:
Non-interest bearing deposits	(89,664)	(45,894)	(92,216)	(265,369)	(167,939)	—
Interest bearing deposits	(127,772)	(96,285)	(269,189)	(369,216)	(489,931)	—
Accrued interest payable and other liabilities	(8,771)	(4,479)	(7,871)	(16,697)	(13,991)	(4,956)
Borrowings	—	—	—	—	(33,195)	(84,084)
Subordinated debt	—	—	—	(8,481)	(39,829)	—

Total liabilities assumed	(226,207)	(146,658)	(369,276)	(659,763)	(744,885)	(89,040)

Total consideration paid by First Community	$59,686	$36,627	$120,000	$232,227	$262,595	$33,585

Deal value:
Cash paid for common and preferred stock and stock options by First Community	$59,686	$—	$120,000	$30	$27	$5,897
Fair value of common stock issued	—	36,627	—	232,197	262,568	27,688

Total consideration paid by First Community	59,686	36,627	120,000	232,227	262,595	33,585
Cash paid for stock options by acquiree	2,623	4,999	—	10,232	6,089	1,415

Total deal value	$62,309	$41,626	$120,000	$242,459	$268,684	$35,000

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2)    Acquisitions (Continued)

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

  Pacific Liberty Bank

        On October 7, 2005, we acquired Pacific Liberty Bank, or Pacific Liberty, based in Huntington Beach, California. We issued 783,625 shares of our common stock to the Pacific Liberty shareholders and caused Pacific Liberty to pay $5.0 million in cash for all outstanding options to purchase Pacific Liberty common stock. The aggregate deal value was approximately $41.6 million. At the time of the acquisition, Pacific Liberty was merged into Pacific Western. We made this acquisition to expand our presence in Orange County, California.

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

  Foothill Independent Bancorp

        On May 9, 2006, we acquired Foothill Independent Bancorp, or Foothill, based in Glendora, California. We issued 3,946,865 shares of our common stock to the Foothill shareholders and caused Foothill to pay $10.2 million in cash for all outstanding options to purchase Foothill common stock. The aggregate deal value was approximately $242.5 million. At the time of the acquisition, Foothill was merged with and into the Company and Foothill's wholly-owned subsidiary, Foothill Independent Bank, was merged with and into Pacific Western. We made this acquisition to expand our presence in Los Angeles, Riverside and San Bernardino Counties of California.

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

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2)    Acquisitions (Continued)

Bancorp, was merged with and into First National. We made this acquisition to expand our presence in the San Diego and Riverside Counties of California.

  BFI Business Finance

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

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2)    Acquisitions (Continued)

        The following table presents the activity in the merger-related liability account for the years ended December 31, 2007 and 2006:

	Severance and Employee-related	System Conversion and Integration	Asset Write- downs, Lease Terminations and Other Facilities-related	Other	Total
	(Dollars in thousands)
Balance at December 31, 2005	$—	$80	$1,732	$690	$2,502
Additions related to 2006 acquisitions	6,387	2,567	2,109	6,306	17,369
Noncash write-downs and other	—	(2)	—	—	(2)
Cash outlays	(6,276)	(2,510)	(1,323)	(5,711)	(15,820)

Balance at December 31, 2006	111	135	2,518	1,285	4,049
Additions related to 2007 acquisitions	—	—	—	1,074	1,074
Noncash write-downs and other	(24)	66	—	(42)	—
Reversals	—	—	—	(150)	(150)
Cash outlays	(56)	(201)	(1,181)	(1,858)	(3,296)

Balance at December 31, 2007	$31	$—	$1,337	$309	$1,677

        As of December 31, 2007, the integration of our 2007 and 2006 acquisitions was substantially complete; no additional merger-related accruals are expected going forward related to our completed acquisitions.

  Unaudited Pro Forma Information for Purchase Acquisitions

        The following table presents our unaudited pro forma results of operations for the years ended December 31, 2006 and 2005 as if the First American, Pacific Liberty, Cedars, Foothill and Community Bancorp acquisitions described above had been completed at the beginning of 2005. The unaudited pro forma results of operations include (1) the historical accounts of the Company, First American, Pacific Liberty, Cedars, Foothill and Community Bancorp; and (2) pro forma adjustments, as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. No assumptions have been applied in developing the pro forma information regarding possible revenue enhancements, expense efficiencies, or asset dispositions. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of our future operating results or operating results that would have occurred had these acquisitions been completed at the beginning of 2005.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2)    Acquisitions (Continued)

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

        At December 31, 2007, the Company's market capitalization (based on total shares outstanding, excluding unvested restricted stock) was less than our total shareholders' equity by $19.1 million, providing an indication that goodwill may be impaired at that date. In response, we updated our June 30, 2007 valuation and determined that there was no goodwill impairment at December 31, 2007. Through February 26, 2008, our market capitalization continues to be less than total shareholders' equity. Should this situation continue to exist at March 31, 2008, we will again update our valuation of the Company to determine whether goodwill is impaired. No assurance can be given that we will not charge earnings during 2008 for goodwill impairment.

        The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

	Goodwill
	2007	2006
	(Dollars in thousands)
Balance as of January 1,	$738,083	$295,890
Additions due to acquisitions	27,557	442,267
Adjustments related to 2006 acquisitions	(2,941)	—
Adjustments related to prior acquisitions	(709)	(74)

Balance as of December 31,	$761,990	$738,083

        The goodwill recorded in 2007 and 2006 has been assigned to our one reporting segment, banking, a small portion of which is deductible for income tax purposes.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3)    Goodwill and Other Intangible Assets (Continued)

        Intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment annually. The amortization expense represents the estimated decline in the value of the underlying deposits or loan customers acquired. During 2007, we recorded customer relationship intangibles totaling $2.7 million for our BFI acquisition with an estimated life of 4 years and $342,000 related to a purchased $27.2 million asset-based loan portfolio with an estimated life of 15 months. The estimated aggregate amortization expense related to the intangible assets for each of the next five years is $9.1 million, $7.5 million, $7.0 million, $6.6 million and $4.8 million.

        The following table presents the changes in the gross amounts of core deposit and customer relationship intangibles and the related accumulated amortization for the years ended December 31, 2007 and 2006.

	Core deposit and customer relationship intangibles
	2007	2006	2005
	(Dollars in thousands)
Gross amount:
Balance as of January 1,	$67,773	$37,956	$29,646
Additions due to acquisitions	3,032	29,817	8,310

Balance as of December 31,	70,805	67,773	37,956

Accumulated amortization:
Balance as of January 1,	(17,346)	(10,658)	(7,051)
Amortization	(9,674)	(6,688)	(3,607)

Balance as of December 31,	(27,020)	(17,346)	(10,658)

Net balance as of December 31,	$43,785	$50,427	$27,298

(4)    Securities Available-for-Sale

        The amortized cost, gross unrealized gains and losses, and fair value of securities available-for-sale as of December 31, 2007 and 2006 are as follows:

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored entity securities	$40,292	$378	$—	$40,670
Municipal securities	8,433	219	7	8,645
Mortgage-backed and other securities	57,260	509	196	57,573

Total	$105,985	$1,106	$203	$106,888

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4)    Securities Available-for-Sale (Continued)

	2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Treasury securities	$990	$—	$4	$986
Government-sponsored entity securities	53,160	83	179	53,064
Municipal securities	9,421	59	34	9,446
Mortgage-backed and other securities	28,104	87	306	27,885

Total	$91,675	$229	$523	$91,381

        Market valuations of our investment securities are performed by an independent third party. The fair values are determined by using several sources for valuing fixed income securities. Their techniques include pricing models that vary based on the type of asset being valued and incorporate available trade, bid and other market information. In accordance with the hierarchy established in SFAS 157, the market valuation sources include observable market inputs and are therefore considered Level 2 inputs for purposes of determining the fair values.

        The contractual maturity distribution based on amortized cost and fair value as of December 31, 2007, is shown below. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity Distribution as of December 31, 2007
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$5,669	$5,668
Due after one year through five years	27,138	27,514
Due after five years through ten years	21,372	21,676
Due after ten years	51,806	52,030

Total	$105,985	$106,888

        During the fourth quarter of 2006 we sold $101.8 million of mortgage-backed securities yielding 3.52% in an effort to reduce our reliance on borrowed funds and to improve net interest income. This sale resulted in a gross loss of $2.3 million for 2006. Although we had no sales of securities during 2005, we recognized a gross loss of $45,000 related to the impairment of an interest-only investment which originated at the time of a loan sale. There were no sales of securities in 2007.

        As of December 31, 2007 and 2006, securities available-for-sale with a fair value of $102.9 million and $82.1 million were pledged as security for borrowings, public deposits and other purposes as required by various statutes and agreements.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4)    Securities Available-for-Sale (Continued)

        The following table presents the fair value and the unrealized loss on securities that were temporarily impaired as of December 31, 2007 and 2006.

	As of December 31, 2007
	Impairment Period
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Municipal securities	$382	$3	$581	$4	$963	$7
Mortgage-backed securities	12,463	61	8,297	135	20,760	196

Total temporarily impaired securities	$12,845	64	$8,878	$139	$21,723	$203

	As of December 31, 2006
	Impairment Period
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Treasury securities	$—	$—	$986	$4	$986	$4
Government-sponsored entity securities	—	—	32,148	179	32,148	179
Municipal securities	—	—	2,442	34	2,442	34
Mortgage-backed securities	—	—	15,296	306	15,296	306

Total temporarily impaired securities	$—	—	$50,872	$523	$50,872	$523

        At December 31, 2007, our investment portfolio included $8.9 million of investment securities that have been in a continuous unrealized loss position for 12 months or longer; such unrealized loss totaled $139,000. At December 31, 2006, our investment portfolio included $50.9 million of investment securities that had been in a continuous unrealized loss position for 12 months or longer; such unrealized loss totaled $523,000. All of these securities have been issued by government-sponsored entities or municipalities and have AAA credit ratings as determined by various rating agencies. These securities have fluctuated in value since their purchase dates as a result of changes in market interest rates. We concluded that the continuous unrealized loss position for the past 12 months on these securities is a result of the level of market interest rates and not a result of the underlying issuers' ability to repay and are, therefore, temporarily impaired. In addition, we have the ability to hold these securities until their fair value recovers to their cost. Accordingly, we have not recognized the temporary impairment in our consolidated statement of earnings for either 2007 or 2006.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5)    Loans, Allowance for Credit Losses, and Other Real Estate Owned

        As of December 31, 2007 and 2006, loans consisted of the following:

	2007	2006
	(Dollars in thousands)
Commercial	$909,195	$836,176
Real estate, construction	717,419	939,463
Real estate, mortgage	2,282,032	2,380,696
Consumer	50,080	46,076

Gross loans	3,958,726	4,202,411
Less:
Unearned income	(9,508)	(12,868)
Allowance for loan losses	(52,557)	(52,908)

Total loans	$3,896,661	$4,136,635

Loans held for sale	$63,565	$173,319

        The following table presents a summary of loans having residential non-owner occupied construction loan exposure included within the real estate construction category at December 31, 2007:

Loan Category	Balance	Number of loans	Average loan balance
	(Dollars in thousands)
Residential land	$80,848	52	$1,555
Residential nonowner occupied single family	133,694	75	1,783
Mixed use land—commercial and residential	96,123	74	1,299
Residential multifamily	84,533	22	3,842

	$395,198	223	$1,772

        The Company funds commercial, real estate and consumer loans to customers in the regions the Bank serves in Southern California, and to a lesser extent foreign credits related to Mexico. We have continued to allow our foreign loans to repay in the ordinary course of business without making any new privately-insured foreign loans other than those under existing commitments. Our foreign loans are primarily to individuals and entities located in Mexico. All of our foreign loans are denominated in U.S. dollars and the majority are collateralized by assets located in the United States or guaranteed or insured by businesses located in the United States. As of December 31, 2007 and 2006, foreign loan balances totaled $58.1 million and $90.1 million, respectively.

        Because the Bank has a diversified loan portfolio with a concentration in real estate, a substantial portion of its borrowers' ability to repay their loans is dependent upon the strength of the real estate market and the economy in general in the Bank's primary service areas. Should the real estate market experience an overall decline in property values or should other events occur, including, but not limited to, adverse economic conditions (which may or may not affect real property values), the ability of borrowers to make timely scheduled principal and interest payments on the Company's loans may be adversely affected, and in turn may result in increased delinquencies and foreclosures and additional provisions for credit losses. In the event of foreclosures under such conditions, the value of the property acquired may be less than the appraised value when the loan was originated and may, in some

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5)    Loans, Allowance for Credit Losses, and Other Real Estate Owned (Continued)

instances, result in insufficient proceeds upon disposition to recover the Company's investment in the foreclosed property.

        Loans held for sale are mostly SBA 7a and 504 loans, are net of unearned income, and are carried at the lower of cost or fair value on an aggregate basis.

        At December 31, 2007, approximately $2.4 billion of real estate and commercial loans are pledged to secure FHLB lines of credit. See Note 8 for more information.

        Nonaccrual loans totaling $22.5 million, $22.1 million and $8.4 million were outstanding as of December 31, 2007, 2006 and 2005, respectively. There were no loans that were past due 90 days or more and still accruing interest as of December 31, 2007, 2006 and 2005. Interest income of $2.3 million, $2.0 million and $788,000 would have been recorded for the years ended December 31, 2007, 2006 and 2005, respectively, if nonaccrual loans had been performing in accordance with their original terms. Interest income of $1.2 million, $944,000 and $107,000 was recorded prior to such loans being transferred to nonaccrual status for the years ended December 31, 2007, 2006 and 2005, respectively.

        A summary of the activity in the allowance for credit losses is as follows:

	Components
			Total Allowance for Credit Losses
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments
	(Dollars in thousands)
Balance, January 1, 2005	$24,083	$5,424	$29,507
Provision for credit losses	1,345	75	1,420
Loans charged-off	(3,518)	—	(3,518)
Recoveries on loans charged-off	2,360	—	2,360

Loans charged-off, net of recoveries	(1,158)	—	(1,158)
Additions due to acquisitions	3,033	169	3,202

Balance, December 31, 2005	$27,303	$5,668	$32,971
Provision for credit losses	7,977	1,623	9,600
Loans charged-off	(3,107)	—	(3,107)
Recoveries on loans charged-off	1,719	—	1,719

Loans charged-off, net of recoveries	(1,388)	—	(1,388)
Additions due to acquisitions	19,016	980	19,996

Balance, December 31, 2006	$52,908	$8,271	$61,179
Provision for credit losses	2,800	200	3,000
Loans charged-off	(4,785)	—	(4,785)
Recoveries on loans charged-off	1,949	—	1,949

Loans charged-off, net of recoveries	(2,836)	—	(2,836)
Allowance transferred to loans held for sale	(2,461)	—	(2,461)
Additions due to acquisitions	2,146	—	2,146

Balance, December 31, 2007	$52,557	$8,471	$61,028

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5)    Loans, Allowance for Credit Losses, and Other Real Estate Owned (Continued)

        In addition to the allowance for credit losses at December 31, 2007, we have a nonaccretable discount of $444,000, representing the excess of the unpaid balance over the estimated fair value of a loan acquired in the Cedars acquisition. This amount is carried as an offset against the individual loan balance of $2.8 million resulting in a carrying amount of $2.4 million. As of the Cedars acquisition date, the unpaid balances of similar acquired loans totaled $13.6 million and a nonaccretable discount of $3.2 million had been established resulting in a carrying value of $10.4 million. The change in these balances since the Cedars acquisition relates to loan pay-offs.

        The Company measures its impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan's effective interest rate if the loan is not collateral-dependent. The Company recognizes income from impaired loans on an accrual basis unless the loan is on nonaccrual status. Income from loans on nonaccrual status is recognized to the extent cash is received and the loan's principal balance is deemed collectible. For the years ended December 31, 2007, 2006 and 2005, no interest income was recorded on impaired loans during the time such loans were impaired. The average balances of impaired loans were $24.7 million, $22.5 million and $14.7 million for 2007, 2006 and 2005. Impaired loans include four loans totaling $1.9 million considered restructured troubled debt at December 31, 2007; there was one such loan totaling $1.3 million at December 31, 2006. We have no outstanding commitments to lend any additional funds to any nonaccrual or restructured loans. The following table summarizes impaired loans and any related impairment allowance as of December 31, 2007 and 2006:

	As of December 31,
	2007		2006
	Recorded Investment	Impairment Allowance	Recorded Investment	Impairment Allowance
	(Dollars in thousands)
Loans with impairment allowance—real estate loans	$7,091	$1,493	$6,737	$1,009
Loans with impairment allowance—other loans, not real estate-related	7,713	733	12,555	3,087
Loan without impairment allowance-real estate loans	6,525	—	—	—
Loans without impairment allowance—other loans, not real estate-related	3,086	—	232	—

Total	$24,415	$2,226	$19,524	$4,096

        Based on the Company's evaluation process to determine the level of the allowance for loan losses mentioned previously and the fact that a majority of the Company's nonperforming loans are secured, management believes the allowance level to be adequate as of December 31, 2007 to absorb the estimated known and inherent risks identified through its analysis. However, no assurances can be given that the allowance will be sufficient to cover any future losses in the portfolio.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5)    Loans, Allowance for Credit Losses, and Other Real Estate Owned (Continued)

        A summary of the components in other real estate owned by property type at December 31, 2007 follows:

Property Type	Balance
(Dollars in thousands)
Improved residential land	$1,268
Commercial real estate	869
Residential real estate	599

Total	$2,736

(6)    Premises and Equipment

        Premises and equipment as of December 31, 2007 and 2006 are as follows:

	As of December 31,
	2007	2006
	(Dollars in thousands)
Land	$2,897	$7,892
Buildings	5,351	9,596
Furniture, fixtures and equipment	17,432	16,316
Leasehold improvements	18,445	16,107
Vehicles and in process	1,346	1,413

Premises and equipment	45,471	51,324
Less accumulated depreciation and amortization	19,144	14,222

Premises and equipment, net	$26,327	$37,102

        Depreciation and amortization expense was $6.3 million, $4.6 million and $3.3 million for the years ended December 31, 2007, 2006 and 2005. Our leasehold improvements are amortized over their estimated useful lives, or the life of the lease, whichever is shorter. Our furniture, fixtures and equipment are depreciated over their estimated useful lives ranging from 3 years to 10 years. Land is not depreciated and buildings are depreciated over periods up to 35 years.

        The decrease in land and buildings is a result of the sale and leaseback of two office facilities; see Note 12 for further information regarding lease obligations.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(7)    Deposits

        Interest-bearing deposits as of December 31, 2007 and 2006 are comprised of the following:

	As of December 31,
	2007	2006
	(Dollars in thousands)
Interest-bearing checking deposits	$366,191	$295,364
Money market deposits	1,135,307	1,090,648
Savings deposits	108,223	140,820
Time deposits under $100,000	138,750	235,176
Time deposits of $100,000 or more	284,729	352,364

Total	$2,033,200	$2,114,372

        The following summarizes the maturity of time deposits as of December 31, 2007 (in thousands):

2008	$392,765
2009	6,899
2010	21,944
2011	1,861
2012	10

Total	$423,479

        Interest expense on deposits for the years ended December 31, 2007, 2006 and 2005 is comprised of the following:

	For the Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Interest-bearing checking deposits	$2,493	$423	$116
Money market deposits	33,621	17,753	6,494
Savings deposits	229	222	179
Time deposits under $100,000	7,228	5,073	1,621
Time deposits of $100,000 or more	12,900	9,748	2,677

Total	$56,471	$33,219	$11,087

(8)    Borrowings and Subordinated Debentures

  Borrowings

        The Bank and the holding Company have established secured and unsecured lines of credit. We may borrow funds from time to time on a term or overnight basis from the Federal Home Loan Bank or other financial institutions.

        Federal Funds Arrangements with Commercial Banks.    As of December 31, 2007, 2006 and 2005, we had unsecured lines of credit with correspondent banks, subject to availability, in the amount of $150.0 million, $60.0 million, and $120.0 million. These lines are renewable annually and have no

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8)    Borrowings and Subordinated Debentures (Continued)

unused commitment fees. As of December 31, 2007, 2006 and 2005, there were no balances outstanding.

        Federal Home Loan Bank Lines of Credit.    The borrowing arrangements with the Federal Home Loan Bank ("FHLB") are collateralized by the majority of our securities available-for-sale and by a blanket lien covering a large portion of our real estate secured loans. The following table summarizes information on our outstanding FHLB advances as of and for the years ended December 31, 2007, 2006 and 2005.

	As of and for the Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Collateralized borrowing limits	$922,488	$750,751	$632,801
Carrying value of assets pledged	$2,390,995	$2,463,404	$1,306,680
Unused borrowing capacity	$355,488	$251,751	$472,501
Balance at the end of the year	$567,000	$499,000	$160,300
Average balance outstanding during the year	$349,175	$302,893	$104,876
Highest balance at any month-end	$567,000	$513,400	$160,300
Weighted average interest cost for the year	4.91%	4.94%	3.05%

        The following table presents a breakdown of the FHLB advances outstanding by their maturity dates as of December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006
Year of Maturity
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Overnight	$222,000	3.30%	$234,000	5.34%
2007	—	—	20,000	5.30%
2008	45,000	4.78%	245,000	4.85%
2009	100,000	3.63%	—	—
2017	200,000	3.16%	—	—

Total	$567,000	3.43%	$499,000	5.10%

        The Bank entered into two fixed rate term advances with FHLB during the fourth quarter of 2007. There is a $100 million advance with a two year stated maturity and an option for the advance to be called by the FHLB on its one year anniversary date. There is a $200 million advance with a ten year stated maturity and options for the advance to be called by the FHLB on its one year anniversary date and quarterly thereafter. While the FHLB may call the advances to be repaid for any reason, they are likely to be called if market interest rates are higher than the advances' stated rates on the call dates. We may repay the advances with a prepayment penalty at any time.

        In the fourth quarter of 2006, the Bank entered into two $100 million fixed rate term advances with the FHLB. These advances had a two year stated maturity with an option for the advances to be called by the FHLB on their one year anniversary dates. These advances were not called. We repaid the advances in the fourth quarter of 2007.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8)    Borrowings and Subordinated Debentures (Continued)

        Revolving Lines of Credit.    The Company has a revolving credit line with U.S. Bank, N.A. for $70.0 million. The revolving line of credit matures on August 30, 2008 and is secured by a pledge of all of the outstanding capital stock of Pacific Western. The credit agreement requires the Company to maintain certain financial and capital ratios, among other covenants and conditions. Such covenants include minimum net worth ratios, maximum debt ratios, a minimum return on average assets, minimum and maximum credit quality ratios, and dividend payment limitations. As of December 31, 2007, we, and where applicable, Pacific Western, were in compliance with all covenants covering the agreement. We pay a quarterly fee of 25 basis points on the unused amounts. We had $45.0 million outstanding at December 31, 2007 at an interest rate of 5.26%. There were no amounts outstanding at December 31, 2006 and 2005.

  Subordinated Debentures

        The Company had an aggregate of $138.5 million subordinated debentures outstanding at December 31, 2007, $149.2 million at December 31, 2006 and $121.7 million at December 31, 2005. The subordinated debentures outstanding at December 31, 2007 were issued in eight separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us or entities we have acquired, which in turn issued trust preferred securities, which total $131.0 million at December 31, 2007. These trust preferred securities are presently considered Tier 1 capital for regulatory purposes. With the exception of Trust I and Trust CI, the subordinated debentures are callable at par, only by the issuer, five years from the date of issuance, subject to certain exceptions. We are permitted to call the debentures in the first five years if the prepayment election relates to one of the following three events: (i) a change in the tax treatment of the debentures stemming from a change in the IRS laws; (ii) a change in the regulatory treatment of the underlying trust preferred securities as Tier 1 capital; and (iii) a requirement to register the underlying trust as a registered investment company. However, redemption in the first five years is subject to a prepayment penalty. Trust I and Trust CI may not be called for 10 years from the date of issuance unless one of the three events described above has occurred and then a prepayment penalty applies. In addition, there is a prepayment penalty if either of these debentures is called 10 to 20 years from the date of their issuance and they may be called at par after 20 years. The proceeds of the subordinated debentures were used primarily to fund several of our acquisitions and to augment regulatory capital.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8)    Borrowings and Subordinated Debentures (Continued)

        The following table summarizes the terms of each issuance of the subordinated debentures outstanding December 31, 2007:

Series	Date issued	Amount	Maturity	Earliest Call Date without Penalty(1)	Fixed or Variable Rate		Rate Index	Current Rate(2)	Next Reset Date
	(Dollars in thousands)
Trust CI(4)	3/23/2000	$10,310	3/8/2030	3/8/2020	Fixed		N/A	11.00%	N/A
Trust I	9/7/2000	8,248	9/7/2030	9/7/2020	Fixed		N/A	10.60%	N/A
Trust F(3)	12/19/2002	8,248	12/26/2032	12/26/2007	Variable		3-month LIBOR +3.25	8.11%	3/21/2008
Trust V	8/15/2003	10,310	9/17/2033	9/17/2008	Variable		3-month LIBOR +3.10	8.09%	3/13/2008
Trust VI	9/3/2003	10,310	9/15/2033	9/15/2008	Variable		3-month LIBOR +3.05	8.04%	3/13/2008
Trust CII(4)	9/17/2003	5,155	9/17/2033	9/17/2009	Variable		3-month LIBOR +2.95	7.94%	3/13/2008
Trust VII	2/5/2004	61,856	4/23/2034	4/23/2009	Variable		3-month LIBOR +2.75	6.00%	4/28/2008
Trust CIII(4)	8/15/2005	20,619	9/15/2035	9/15/2010	Fixed	(5)	N/A	5.85%	9/15/2010
Unamortized premium(6)		3,432

Total		$138,488

(1)
As described above, certain issuances may be called earlier without penalty upon the occurrence of certain events.

(2)
As of January 28, 2008; excludes debt issuance costs.

(3)
Acquired in the Foothill acquisition.

(4)
Acquired in the Community Bancorp acquisition.

(5)
Interest rate is fixed until 9/15/2010 and then is variable at a rate of 3-month LIBOR + 1.69%.

(6)
This amount represents the remaining unamortized premium of the fair value adjustment made to the four trusts that we acquired during 2006.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9)    Reorganization Charges

        The 2007 reorganization charges of $1.7 million represent an accrual for severance costs associated with a staff reduction, the consolidation of branch offices, and other costs associated with the merger of First National with Pacific Western. The 2006 reorganization charges of $1.8 million represent an accrual for severance costs associated with the Community Bancorp acquisition, the consolidation of branch offices, and other costs associated with Pacific Western's charter-conversion and the merger of First National with Pacific Western. At December 31, 2007, the remaining liability for these accrued reorganization costs totaled $399,000 and related mostly to future rent for vacant facilities.

        The following table presents the activity in the reorganization cost liability account for the years ended December 31, 2007 and 2006:

	Severance and Employee-related	System Conversion and Integration	Asset Write-downs, Lease Terminations and Other Facilities-related	Other	Total
	(Dollars in thousands)
Balance at December 31, 2005	$—	$—	$—	$—	$—
Additions	642	130	649	401	1,822
Noncash write-downs	—	—	(35)	—	(35)
Cash outlays	(574)	—	(87)	(338)	(999)

Balance at December 31, 2006	$68	$130	$527	$63	$788
Additions, net of reversals	999	219	539	(26)	1,731
Noncash write-downs and other	—	19	(502)	11	(472)
Cash outlays	(1,067)	(328)	(205)	(48)	(1,648)

Balance at December 31, 2007	$—	$40	$359	$—	$399

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

        Commitments to extend credit amounting to $1.2 billion were outstanding as of both December 31, 2007 and 2006. Of the $1.2 billion at December 31, 2007, approximately $165.6 million were fixed rate commitments and $1.0 billion were variable rate commitments. Additionally, $18.8 million of the $1.2 billion is related to foreign loan commitments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

        Standby letters of credit and financial guarantees amounting to $90.9 million and $67.9 million were outstanding as of December 31, 2007 and 2006. Standby letters of credit and financial guarantees

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10)    Commitments and Contingencies (Continued)

are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees will expire within one year. The Company generally requires collateral or other security to support financial instruments with credit risk.

        The Company has investments in low income housing project partnerships which provide the Company income tax credits and in several small business investment companies. The investments call for capital contributions up to an amount specified in the partnership agreements. The Company had commitments to contribute capital to these entities totaling $559,000 and $1.4 million as of December 31, 2007 and 2006.

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

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10)    Commitments and Contingencies (Continued)

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

        In November 2005, along with certain other defendants, we reached an agreement in principle with respect to the Gilbert Litigation. That agreement is reflected in a written Stipulation of Settlement dated February 9, 2007, which has been executed by all the parties to that settlement. The settlement is subject to approval by the Los Angeles Superior Court and a certain level of participation in the settlement by class members. A hearing on the motion for final approval of the settlement is currently pending before the Superior Court. Assuming all conditions to final consummation of the settlement are met, First Community's contribution to the settlement will be $775,000, which was accrued in 2005.

        While we believe that this settlement, if finalized, will end our exposure to the underlying claims by participating class members, we cannot be certain that all conditions to the settlement will be satisfied or that we will not be subject to further claims by parties related to the same claims who did not participate in the settlement.

        In connection with the Gilbert Litigation settlement, we also reached a settlement with Progressive Casualty Insurance Co. in the Progressive Litigation. The settlement with Progressive, which includes an additional contribution by Progressive under First Community's policy toward the settlement of the Gilbert Litigation and a dismissal by Progressive of any claims against First Community for reimbursement, is contingent upon the consummation of the Gilbert Litigation settlement.

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

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11)    Fair Value of Financial Instruments (Continued)

Fair value of Federal Home Loan Bank stock is based on current redemption price which is equal to the carrying amount.

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

        The fair value of fixed rate loans and non-performing or adversely classified adjustable rate loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market prepayment speeds and estimated market discount rates that reflect the credit and interest rate risk inherent in the loans. The discount rates used for performing fixed rate loans are the Company's current offering rates for comparable instruments with similar terms.

        The fair value of performing adjustable rate loans is calculated by discounting scheduled cash flows through the next repricing date. As these loans reprice frequently at market rates and the credit risk is not considered to be greater than normal. the market value is typically close to the carrying amount of these loans.

  (f)
  Deposits

        The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings and checking accounts, is equal to the amount payable on demand as of the balance sheet date. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. No value has been separately assigned to the Company's long-term relationships with its deposit customers, such as a core deposit intangible.

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

(11)    Fair Value of Financial Instruments (Continued)

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

  (j)
  Limitations

        Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of December 31, 2007 and 2006, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

        The fair values of the Company's financial instruments as of December 31, 2007 and 2006 are as follows:

	2007		2006
	Carrying or Contract Amount	Fair Value Estimates	Carrying or Contract Amount	Fair Value Estimates
	(Dollars in thousands)
Financial Assets:
Cash and due from banks	$99,363	$99,363	$128,910	$128,910
Federal funds sold	2,000	2,000	22,000	22,000
Interest-bearing deposits in financial institutions	420	420	501	501
Investment in Federal Reserve Bank and Federal Home Loan Bank Stock	26,649	26,649	28,747	28,747
Securities available-for-sale	106,888	106,888	91,381	91,381
Loans, held for sale	63,565	64,425	173,319	174,371
Loans, net	3,896,661	3,924,533	4,136,635	4,074,433
Financial Liabilities:
Deposits	3,245,146	3,245,045	3,685,733	3,685,919
Borrowings	612,000	612,203	499,000	497,703
Subordinated debentures	138,488	141,170	149,219	151,332

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12)    Lease Commitments

        As of December 31, 2007, aggregate minimum rental commitments for certain real property under noncancellable operating leases having initial or remaining terms of more than one year are as follows (in thousands):

2008	$12,967
2009	11,790
2010	11,306
2011	9,674
2012	7,369
Thereafter	27,298

Total	$80,404

        Total gross rental expense for the years ended December 31, 2007, 2006 and 2005 was $12.2 million, $10.1 million and $7.3 million, respectively. Most of the leases provide that the Company pay maintenance, insurance and certain other operating expenses applicable to the leased premises in addition to the monthly minimum payments. Management expects that leases that expire to be renewed or replaced by other leases in the ordinary course of business. During 2007, we sold two office facilities and leased back a portion of the respective buildings. We recognized a net gain on these transactions of $396,000, which is included in other income. The future rental payments related to these sold and leased-backed office facilities totals $2.1 million over the next 5 years; such amounts are included in the above lease commitment schedule.

        Total rental income for the years ended December 31, 2007, 2006 and 2005 was approximately $499,000, $419,000 and $250,000, respectively. The future minimum rental income to be received under noncancelable subleases is $4.7 million.

(13)    Income Taxes

        For the years ended December 31, 2007, 2006 and 2005, the components of income taxes consist of the following:

	For the Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Current income taxes:
Federal	$50,154	$40,803	$27,657
State	16,202	11,695	7,579

Total current income taxes	66,356	52,498	35,236

Deferred income taxes:
Federal	(3,059)	(1,928)	(645)
State	(853)	942	534

Total deferred income taxes	(3,912)	(986)	(111)

Total income tax expense	$62,444	$51,512	$35,125

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13)    Income Taxes (Continued)

        The following table is a reconciliation of total income taxes to the amount of taxes computed by applying the applicable statutory Federal income tax rate of 35% to earnings before income taxes and cumulative effect of accounting change:

	For the Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Computed expected income taxes at Federal statutory rate	$53,470	$44,579	$29,922
State tax, net of federal tax benefit	9,977	8,214	5,273
Increase in cash surrender value of life insurance	(871)	(772)	(569)
Tax credits	(755)	(656)	(115)
Other, net	623	147	614

Recorded income taxes	$62,444	$51,512	$35,125

        As of December 31, 2007 and 2006 net current taxes receivable, which is included in other assets, totaled $3.3 million and $3.2 million.

        The Company had available at December 31, 2007, approximately $6.7 million of unused Federal net operating loss carryforwards that may be applied against future taxable income through 2025. The Company had available at December 31, 2007, approximately $700,000 of unused state net operating loss carryforwards that may be applied against future taxable income through 2015. Utilization of the net operating loss and other carryforwards are subject to annual limitations set forth in Section 382 of the Internal Revenue Code.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13)    Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, the net balance of which is included in other assets, as of December 31, 2007 and 2006 are as follows:

	2007	2006
	(Dollars in thousands)
Deferred tax assets:
Lease income	$4	$12
Allowance for credit losses, due to differences in computation of bad debts	25,198	26,095
Interest on nonaccrual loans	1,178	845
Deferred loan fees and costs	—	1,316
Deferred compensation	5,414	5,339
Net operating losses	2,372	4,813
Premises and equipment, principally due to differences in depreciation	2,517	—
Accrued liabilities	8,050	6,751
Unrealized loss on securities available-for-sale	—	123
Other	4,687	3,468
State tax benefit	5,593	3,649

Gross deferred tax assets	55,013	52,411

Deferred tax liabilities:
Core deposit and customer relationship intangibles	19,088	21,165
Premises and equipment, principally due to differences in depreciation	—	5
Deferred loan fees and costs	634	—
Unrealized gain on securities available-for-sale	379	—
FHLB stock dividends	1,073	974

Gross deferred tax liabilities	21,174	22,144

Total net deferred tax asset	$33,839	$30,267

        Based upon our tax paying history and estimates of taxable income over the years in which the items giving rise to the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

        We adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption we determined that the reserve for uncertain tax positions already recorded was appropriate under FIN 48.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13)    Income Taxes (Continued)

        Our evaluation of tax positions was performed for those tax years which remain open to audit. As of December 31, 2007, all the federal and state returns filed since 2003 are still subject to adjustment upon audit. The State of California is currently examining our 2004 and 2005 income tax returns and Cedars' income tax return for 2004.

        A reconciliation of these unrecognized tax positions for the year ended December 31, 2007 follows (dollars in thousands):

Balance as of January 1, 2007	$1,806
Increases related to prior year tax positions	272
Reductions due to lapse of statutes of limitations	(750)

Balance as of December 31, 2007	$1,328

        While it is expected that the amount of unrecognized tax benefits will change in the next twelve months, the Company does not expect this change to have a material impact on the results of operations or the financial position of the Company. We may from time to time be assessed interest or penalties by taxing authorities, although any such assessments historically have been minimal and immaterial to our financial results. In the event we are assessed for interest and/or penalties, such amounts will be classified in the financial statements as income tax expense.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14)    Earnings Per Share

        The following is a summary of the calculation of basic and diluted net earnings per share for the years ended December 31, 2007, 2006 and 2005.

	For the Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per share data)
Net earnings before cumulative effect of accounting change	$90,326	$75,856	$50,366
Accounting change	—	142	—

Net earnings	$90,326	$75,998	$50,366

Weighted average shares outstanding used for basic earnings per share	28,572	23,476	16,536
Effect of restricted stock and dilutive stock options	104	204	358

Diluted weighted average shares outstanding	28,676	23,680	16,894

Basic earnings per share:
Net earnings before accounting change	$3.16	$3.23	$3.05
Accounting change(1)	—	—	—

Basic earnings per share	$3.16	$3.23	$3.05

Diluted earnings per share:
Net earnings before accounting change	$3.15	$3.21	$2.98
Accounting change(1)	—	—	—

Diluted earnings per share	$3.15	$3.21	$2.98

(1)
Less than $0.01 per share for 2006.

        Diluted earnings per share does not include all potentially dilutive shares that may result from outstanding stock options and restricted stock awards which may eventually vest. The number of stock options and performance and restricted shares which are outstanding but not included in the calculation of diluted earnings per share were 759,480 for 2007, 681,417 for 2006 and 592,461 for 2005.

(15)    Comprehensive Income

	For the Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Net earnings	$90,326	$75,998	$50,366
Other comprehensive income, net of related income taxes:
Realized and unrealized after-tax gains and losses on securities available for sale:
Unrealized holding gains (losses) arising during the period	695	328	(945)
Reclassifications of realized losses included in income	—	1,916	—

	695	2,244	(945)

Comprehensive income	$91,021	$78,242	$49,421

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(16)    Benefit Plans

  Accounting Change

        We adopted SFAS No. 123 (revised 2004), Share Based Payment ("SFAS 123R") on January 1, 2006. SFAS 123R applies to all stock-based compensation transactions in which an entity acquires employee or director services by either issuing stock or other equity instruments, such as stock options, restricted stock (either time-based or performance-based), and/or stock appreciation rights, or incurring liabilities that are based on an entity's stock price, and requires entities that engage in these transactions to recognize compensation expense based on the fair value of the stock or other equity instrument either issued, modified, or settled. We adopted SFAS 123R using the modified prospective approach. Under this approach, compensation expense is recognized for (1) new share-based payment awards (e.g., stock options and restricted stock), (2) awards that are modified, repurchased, or cancelled after December 31, 2005, and (3) the remaining portion of the requisite service under previously granted unvested stock awards as of December 31, 2005. All stock options had vested as of March 31, 2006; accordingly, there is no further effect on our financial statements for our outstanding vested stock options. We have recognized compensation expense for all restricted stock awards since the dates on which they were awarded.

        As permitted under formerly effective accounting rules, we did not consider estimated forfeitures of stock awards during the amortization period and recognized the effect of forfeitures as they occurred. As required by SFAS 123R we recognized the cumulative effect of estimated forfeitures for unvested time-based restricted stock awards as of December 31, 2005, by increasing our first quarter 2006 earnings by $242,000. The after-tax effect of this adjustment was to increase net earnings by $142,000, or less than $0.01 per share on a year-to-date basis. SFAS 123R also requires us to use estimated forfeitures in recognizing stock compensation expense beginning January 1, 2006, and to true-up such expense when forfeitures occur. When we made restricted stock awards prior to January 1, 2006, we established an unearned equity compensation contra account within our shareholders' equity equal to the market value of our common stock underlying the award on the award date. SFAS 123R required us to eliminate the unearned equity compensation account on January 1, 2006, by reclassifying it to common stock. Such reclassification had no effect on the amount of our shareholders' equity.

  Restricted and Performance Stock.

        At December 31, 2007, there were outstanding 341,269 shares of unvested time-based restricted common stock, 315,000 shares of unvested performance-based restricted common stock awarded in 2006 and 205,000 shares of unvested performance-based restricted common stock awarded in 2007. The awarded shares of time-based restricted common stock vest over a service period of three to four years from date of the grant. The awarded shares of performance-based restricted common stock vest in full or in part on the date the Compensation, Nominating and Governance ("CNG") Committee of the Board of Directors, as Administrator of the Company's 2003 Stock Incentive Plan, determines that the Company achieved certain financial goals established by the CNG Committee as set forth in the grant documents. Both time-based and performance-based restricted common stock vest immediately upon a change in control of the Company as defined in the 2003 Stock Incentive Plan and upon death of the employee.

        Compensation expense related to awards of restricted stock is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. The vesting of performance-based restricted stock awards and recognition of related

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(16)    Benefit Plans (Continued)

compensation expense may occur over a shorter vesting period if financial performance targets are achieved earlier than anticipated. In January 2007, the CNG Committee determined that certain financial goals were met and vested the remaining 57,500 shares of performance-based restricted common stock awarded in 2003. During the fourth quarter of 2007 we determined that attainment of the financial targets related to the performance-based restricted stock within the remaining 6 to 9 year vesting horizon is less than probable and suspended amortization of the expense related to these awards. If and when the attainment of such financial targets is deemed probable in future periods, a catch-up adjustment will be recorded and amortization of such performance-based restricted stock will continue. The unvested performance-based restricted stock awarded in 2006 expires in 2013. The unvested performance-based restricted stock awarded in 2007 expires in 2017. Restricted stock amortization totaled $8.0 million, $7.6 million and $4.0 million for the years ended December 31, 2007, 2006 and 2005 and is included in compensation expense in the accompanying consolidated statements of earnings.

        A summary of restricted stock transactions during 2007 is presented in the table below:

	Shares	Weighted average fair value on award date
Outstanding at December 31, 2006	750,014	$49.91
Awarded	301,800	$53.69
Shares issued by the Company upon vesting	(157,046)	$35.13
Forfeited	(33,499)	$53.19

Outstanding at December 31, 2007	861,269	$53.80

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(16)    Benefit Plans (Continued)

        The following table summarizes information about outstanding time-based and performance-based stock awards at December 31, 2007:

	At award date		Vesting		Forfeited		Outstanding at December 31, 2007
	Number of shares awarded	Weighted average fair value	Number of shares vested	Weighted average fair value on award date	Number of shares	Weighted average fair value on award date	Number of shares	Weighted average fair value on award date	Weighted average fair value at 12/31/07(1)	Weighted average remaining contractual life
	(Dollars in thousands)
Time-based restricted stock awarded in:
2003	205,000	$32.41	160,502	$32.46	44,498	$32.25	—	$—	$—	—
2004	155,980	$36.82	119,107	$37.07	15,209	$36.79	21,664	$35.43	893	0.3
2005	77,500	$47.48	19,045	$46.75	23,400	$48.66	35,055	$47.08	1,446	1.0
2006	215,750	$56.49	—	$—	26,250	$55.86	189,500	$56.58	7,815	1.6
2007	96,800	$51.08	—	$—	1,750	$55.60	95,050	$51.00	3,920	2.6

Total time-based restricted stock awards	751,030		298,654		111,107		341,269		14,074	1.8

Performance-based restricted stock awarded in:
2003	255,000	$32.05	242,500	$32.05	12,500	$31.90	—	$—	—	—
2006	315,000	$54.27	—	$—	—	$—	315,000	$54.27	12,991	5.3
2007	205,000	$54.92	—	$—	—	$—	205,000	$54.92	8,454	9.2

Total performance-based restricted stock awards	775,000		242,500		12,500		520,000		21,445	6.8

Total awards	1,526,030		541,154		123,607		861,269		$35,519	4.8

(1)
Determined using the $41.24 closing price of First Community common stock on December 31, 2007.

  Stock Options.

        A summary of our outstanding stock option transactions during 2007 is presented in the table below:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value(1)
			(Dollars in thousands)
Outstanding at December 31, 2006	135,373	$20.78
Exercised	(133,061)	20.81

Outstanding and exercisable at December 31, 2007	2,312	$18.91	$52

(1)
Calculated as the difference between the $41.24 closing price of First Community common stock on December 31, 2007 and the weighted average exercise price.

        Both time-based and performance-based restricted stock and stock options are permitted to be awarded to officers, directors, key employees and consultants under the terms described in the 2003 Stock Incentive Plan. The 2003 Stock Incentive Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 3,500,000 shares of authorized but unissued Company common

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(16)    Benefit Plans (Continued)

stock, subject to adjustments provided by the 2003 Stock Incentive Plan. As of December 31, 2007, there were 647,895 shares available for grant under the 2003 Stock Incentive Plan.

  Directors Deferred Compensation Plan (DDCP)

        The Company has a deferred compensation plan, known as the DDCP, in which the Company's directors and executive officers may participate. The DDCP is administered by an administrative committee, which consists of certain non-director executive officers of the Company.

        The DDCP allows participants to defer payment of all or a portion of their directors' fees, in the case of outside directors, or base salary, bonus or other compensation, including restricted stock awards, in the case of employee participants, for the next succeeding calendar year. Participation in the DDCP is voluntary and participants may not change their investment elections once made.

        Participants may elect to have their contributions used to purchase Company common stock. The DDCP held 164,044 shares of Company common stock at December 31, 2007.

  401(K) Plans

        When we acquire other companies, we generally acquire their 401(k) plans. As of December 31, 2007, we had four 401(k) plans, which included the First Community Bancorp plan and the three plans acquired in the Foothill, Community Bancorp and BFI acquisitions. We are in the process of terminating the Foothill, Community Bancorp and BFI 401(k) plans. Expense related to 401(k) contributions was $938,000, $687,000 and $598,000 for the years ended December 31, 2007, 2006, and 2005.

(17)    Restricted Cash Balances

        The Company is required to maintain reserve balances with the Federal Reserve Bank. Reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand. The average reserves required to be held at the Federal Reserve Bank for the years ended December 31, 2007 and 2006 were $56,000 and $639,000.

(18)    Dividend Availability

        Holders of Company common stock are entitled to receive dividends declared by the Board of Directors out of funds legally available under state law governing the Company and certain federal laws and regulations governing the banking and financial services business. During 2007, 2006 and 2005, the Company paid $37.5 million, $30.0 million and $16.0 million, respectively, in cash dividends on common stock.

        Our ability to pay dividends to our shareholders is subject to the restrictions set forth in the California General Corporation Law, or the CGCL. The CGCL provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal or exceed the amount of the proposed distribution. The CGCL further provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if the sum of the assets of the corporation (exclusive of goodwill, capitalized research and development expenses and deferred charges) would be at least equal to 1 1/4 times its liabilities (not including deferred taxes, deferred income and other deferred credits). Our ability to pay dividends is also subject to certain other limitations.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(18)    Dividend Availability (Continued)

        In addition, our ability to pay dividends is limited by certain provisions of our credit agreement with U.S. Bank, N.A. This agreement provides that we may not declare or pay any dividend on the Company's common stock in any quarter if an Event of Default (as defined in the agreement) has occurred or will occur as a result of such payment. In addition, the agreement prevents us from paying a dividend in the event we no longer own 100% of Pacific Western.

        Our ability to pay dividends to our shareholders is also limited by certain covenants contained in the indentures governing trust preferred securities issued by us or entities that we have acquired, and the debentures underlying the trust preferred securities. Generally the indentures provide that if an Event of Default (as defined in the indentures) has occurred and is continuing, or if we are in default with respect to any obligations under our guarantee agreement which covers payments of the obligations on the trust preferred securities, or if we give notice of any intention to defer payments of interest on the debentures underlying the trust preferred securities, then we may not, among other restrictions, declare or pay any dividends (other than a dividend payable by the Bank to the holding company) with respect to our common stock.

        First Community's primary source of income is the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the bank in question, and other factors, that the FRB, the FDIC or the DFI could assert that payment of dividends or other payments is an unsafe or unsound practice. Pacific Western is subject to restrictions under certain federal and state laws and regulations governing banks which limits its ability to transfer funds to the holding company through intercompany loans, advances or cash dividends. Dividends paid by state banks such as Pacific Western are regulated by the DFI under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for three previous fiscal years less any dividend paid during such period. At December 31, 2007, the Bank's retained earnings totaled $99.2 million. Of this amount, $46.1 million may be dividended to the holding company without regulatory approval and the remaining amount of $53.1 million may be dividended to the holding company only with the approval of the DFI. In January 2008, the Bank paid a dividend to the holding company of $45.0 million.

(19)    Regulatory Matters

        First Community, as a bank holding company, is subject to regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended.

        The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(19)    Regulatory Matters (Continued)

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007, that the Company and the Bank have met all capital adequacy requirements to which they are subject.

        As of December 31, 2007, the most recent notification from the regulatory agencies categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company and the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company's or any of the Bank's categories.

        Actual capital amounts and ratios for the Company and the Bank as of December 31, 2007 and 2006 are presented in the following table:

Capital Requirements

			Adequately Capitalized		Well capitalized
	Actual Amount
		Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
Total Capital (to Risk-Weighted Assets):
Consolidated Company	$535,822	11.92%	$359,612	8.00%	$449,515	10.00%
Pacific Western Bank	579,284	12.90	359,246	8.00	449,057	10.00
Tier I Capital (to Risk-Weighted Assets):
Consolidated Company	479,557	10.67	179,778	4.00	269,667	6.00
Pacific Western Bank	523,078	11.65	179,598	4.00	269,396	6.00
Tier I Capital (to Average Assets):
Consolidated Company	479,557	11.06	173,438	4.00	216,798	5.00
Pacific Western Bank	523,078	12.07	173,348	4.00	216,685	5.00
As of December 31, 2006
Total Capital (to Risk-Weighted Assets):
Consolidated Company	$602,893	12.18%	$395,989	8.00%	$494,986	10.00%
Pacific Western Bank	601,850	12.17	395,629	8.00	494,536	10.00
Tier I Capital (to Risk-Weighted Assets):
Consolidated Company	541,714	10.94	198,067	4.00	297,101	6.00
Pacific Western Bank	540,671	10.93	197,867	4.00	296,800	6.00
Tier I Capital (to Average Assets):
Consolidated Company	541,714	12.19	177,757	4.00	222,196	5.00
Pacific Western Bank	540,671	12.40	174,410	4.00	218,013	5.00

        We have issued subordinated debentures to trusts that were established by us or entities we have acquired which, in turn, issued trust preferred securities, which totaled $131.0 million and $141.0 million at December 31, 2007 and 2006. These securities are treated as regulatory capital for purposes of determining the Company's capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company's banking regulator, has promulgated a modification of the

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(19)    Regulatory Matters (Continued)

capital regulations affecting trust preferred securities. Under this modification, effective March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity, less goodwill net of any related deferred income tax liability. The regulations currently in effect through December 31, 2008 limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at December 31, 2007. We expect that our Tier I capital ratios will be at or above the existing well-capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

(20)    Condensed Financial Information of Parent Company

        The parent company only condensed balance sheets as of December 31, 2007 and 2006 and the related condensed statements of earnings and condensed statements of cash flows for each of the years in the three-year period ended December 31, 2007 are presented below.

	At December 31,
	2007	2006
	(Dollars in thousands)
Condensed Balance Sheets
Assets:
Cash and due from banks	$2,951	$3,994
Investments in subsidiaries	1,312,873	1,308,285
Other assets	8,798	8,469

Total assets	$1,324,622	$1,320,748

Liabilities:
Short-term borrowings	$45,000	$—
Subordinated debentures	138,488	149,219
Other liabilities	2,782	3,201

Total liabilities	186,270	152,420

Shareholders' equity	1,138,352	1,168,328

Total liabilities and shareholders' equity	$1,324,622	$1,320,748

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(20)    Condensed Financial Information of Parent Company (Continued)

	For the Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Condensed Statements of Earnings
Interest income	$—	$—	$—
Other income	350	340	269
Dividends from subsidiaries	140,500	50,000	23,500

Total income	140,850	50,340	23,769

Interest expense	12,216	11,442	8,617
Operating expenses	15,253	14,890	13,492

Total expenses	27,469	26,332	22,109

Earnings before income taxes and equity in undistributed earnings of subsidiaries	113,381	24,008	1,660
Income tax benefit	(11,384)	(10,912)	(9,178)

Earnings before equity in undistributed earnings of subsidiaries	124,765	34,920	10,838
(Distributions in excess of) equity in undistributed earnings of subsidiaries	(34,439)	40,936	39,528

Net earnings before cumulative effect of accounting change	90,326	75,856	50,366
Cumulative effect on prior years (to December 31, 2005) of changing the method of accounting for stock-based compensation forfeitures	—	142	—

Net earnings	$90,326	$75,998	$50,366

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(20)    Condensed Financial Information of Parent Company (Continued)

	For the Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Condensed Statements of Cash Flows
Net earnings	$90,326	$75,998	$50,366
Change in other assets	1,557	5,590	4,830
Change in other liabilities	311	314	4,412
Amortization of unearned compensation related to restricted stock	7,977	7,369	4,038
Distributed (undistributed) earnings of subsidiaries	34,439	(41,032)	(39,528)

Cash flows provided by operating activities	134,610	48,239	24,118

Net increase in investment in subsidiaries	(10,334)	(110,189)	(49,035)

Cash flows used in investing activities	(10,334)	(110,189)	(49,035)

Proceeds from exercise and vesting of stock awards	738	6,415	2,036
Dividends paid	(37,473)	(29,956)	(15,952)
Repayment of subordinated debentures	(10,310)	(20,620)	—
Increase (decrease) in borrowed funds	45,000	—	(5,000)
Proceeds from issuance of common stock	—	109,456	49,022
Repurchase of common stock	(123,274)	(5,326)	—

Cash flows provided by financing activities	(125,319)	59,969	30,106

Net (decrease) increase in cash	(1,043)	(1,981)	5,189
Cash, beginning of the period	3,994	5,975	786

Cash, end of the period	$2,951	$3,994	$5,975

Supplemental disclosure of noncash investing and financing activities:
Common stock issued for acquisitions	$27,688	$494,765	$36,627

(21)    Related Party Transactions

        Castle Creek Financial, LLC, which we refer to as Castle Creek Financial, serves as the exclusive financial advisor for the Company pursuant to an engagement letter dated December 5, 2006 that was renewed on January 8, 2008 between Castle Creek Financial and the Company. Castle Creek Financial is an affiliate of Castle Creek Capital, LLC, which is controlled by the Company's chairman. During 2007, there were no amounts paid by the Company to Castle Creek Financial. During 2006 and 2005 the Company paid Castle Creek Financial $6.5 million, and $1.2 million for financial advice relating to our acquisitions. Under our current agreement with Castle Creek Financial our chairman, Mr. Eggemeyer, is entitled to reimbursement of expenses. The amount paid to Mr. Eggemeyer totaled $9,000 for 2007 and $19,900 for 2006. Under our previous agreement, Castle Creek Financial was entitled to reimbursement of expenses. The expense reimbursements paid to Castle Creek Financial under the previous agreement totaled $32,000 in 2005.

        During 2007, the Bank approved a $10 million secured line of credit with a 3 year stated maturity and at market rates and terms to a foundation for which one of the Bank's executive officers serves as Trustee. The outstanding balance of this secured line of credit is $4.1 million at December 31, 2007. Total deposits by these related-party entities totaled $39.4 million at December 31, 2007.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(22)    Quarterly Results of Operations (Unaudited)

	For the Quarters Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(Dollars in thousands, except per share data)
Interest income	$92,545	$86,554	$87,527	$84,355
Interest expense	23,110	20,100	21,244	21,412

Net interest income	69,435	66,454	66,283	62,943
Provision for credit losses	—	—	—	3,000

Net interest income after provision for credit losses	69,435	66,454	66,283	59,943
Noninterest income	14,351	7,529	5,682	5,352
Noninterest expense	35,393	35,997	34,524	36,345
Income taxes	19,847	15,461	15,245	11,891

Net earnings	$28,546	$22,525	$22,196	$17,059

Earnings per share:
Basic	$0.99	$0.78	$0.77	$0.62

Diluted	$0.98	$0.78	$0.77	$0.62

Dividends per common share declared and paid	$0.32	$0.32	$0.32	$0.32

Common stock price range:
High	$58.50	$58.02	$58.96	$62.56
Low	$50.29	$53.94	$48.20	$39.25

        Comparison of quarterly results may not be meaningful due to acquisitions. See Note 2 for information.

FIRST COMMUNITY BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(22)    Quarterly Results of Operations (Unaudited) (Continued)

	For the Quarters Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(Dollars in thousands, except per share data)
Interest income	$62,194	$70,989	$77,522	$90,892
Interest expense	10,242	12,951	15,777	20,670

Net interest income	51,952	58,038	61,745	70,222
Provision for credit losses	100	9,500	—	—

Net interest income after provision for credit losses	51,852	48,538	61,745	70,222
Noninterest income	3,633	4,291	4,647	3,895
Noninterest expense	26,171	28,444	30,127	36,713
Earnings before income taxes and cumulative effect of accounting change	29,314	24,385	36,265	37,404
Income taxes	12,053	9,934	14,890	14,635

Net earnings before cumulative effect of accounting change	17,261	14,451	21,375	22,769

Accounting change	142	—	—	—

Net earnings	$17,403	$14,451	$21,375	$22,769

Basic earnings per share:
Net earnings before accounting change	$0.89	$0.64	$0.88	$0.82
Accounting change	0.01	—	—	—

Basic earnings per share	$0.90	$0.64	$0.88	$0.82

Diluted earnings per share:
Net earnings before accounting change	$0.88	$0.64	$0.88	$0.82
Accounting change(1)	—	—	—	—

Diluted earnings per share	$0.88	$0.64	$0.88	$0.82

Dividends per common share declared and paid	$0.25	$0.32	$0.32	$0.32

Common stock price range:
High	$61.65	$61.35	$59.52	$58.11
Low	$53.95	$55.02	$51.87	$51.30

(1)
Less than $0.01 per share for the quarter ended March 31, 2006.

        Comparison of quarterly results may not be meaningful due to acquisitions. See Note 2 for information.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        (a)   Evaluation of disclosure controls and procedures.    Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2007 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        (b)   Management's Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

        Attestation Report of the Registered Public Accounting Firm. KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

        (c)   Changes in Internal Control Over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

        Information required by this Item regarding the Company's directors and executive officers, and corporate governance, including information with respect to beneficial ownership reporting compliance, will appear in the Proxy Statement we will deliver to our shareholders in connection with our 2008 Annual Meeting of Shareholders. Such information is incorporated herein by reference. Information relating to the registrant's Code of Business Conduct and Ethics that applies to its employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10-K under "Item 1. Business—Available Information."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item will appear in the Proxy Statement we will deliver to our shareholders in connection with our 2008 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by this Item regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement we will deliver to our shareholders in connection with our 2008 Annual Meeting of Shareholders. Such information is incorporated herein by reference. Information relating to securities authorized for issuance under the Company's equity compensation plans is included in Part II of this Annual Report on Form 10-K under "Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item will appear in the Proxy Statement we will deliver to our shareholders in connection with our 2008 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item will appear in the Proxy Statement we will deliver to our shareholders in connection with our 2008 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  1.      Financial Statements

        The consolidated financial statements of First Community Bancorp and its subsidiaries and independent auditors' report are included in Item 8 under Part II of this Form 10-K.

    2.
    Financial Statement Schedules

        All financial statement schedules have been omitted, as they are either inapplicable or included in the Notes to Consolidated Financial Statements.

    3.
    Exhibits

        The following documents are included or incorporated by reference in this Annual Report on Form 10-K:

3.1	Restated Articles of Incorporation of First Community Bancorp, dated April 26, 2006 (Exhibit 3.1 to Form 10-Q filed on May 5, 2006 and incorporated herein by this reference).
3.2	Amended and Restated Bylaws of First Community Bancorp dated May 2, 2007 (Exhibit 3.2 to Form 10-Q filed on May 4, 2007 and incorporated herein by this reference).
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
4.5
Indenture between Foothill Independent Bancorp and State Street Bank and Trust Company of Connecticut, N.A., as Trustee, dated as of December 19, 2002, as supplemented by the First Supplemental Indenture between First Community Bancorp and U.S. Bank National Association, as Trustee, dated as of May 9, 2006. (Exhibit 4.6 to Form 10-K filed on February 27, 2007 and incorporated herein by reference).
4.6
Indenture between Community Bancorp Inc. and The Bank of New York, as Trustee, dated as of March 23, 2000, as supplemented by the First Supplemental Indenture between First Community Bancorp and the Bank of New York, as Trustee, dated as of October 26, 2006. (Exhibit 4.7 to Form 10-K filed on February 27, 2007 and incorporated herein by reference).
4.7
Indenture between Community Bancorp Inc. and U.S. Bank National Association, as Trustee, dated as of September 17, 2003, as supplemented by the First Supplemental Indenture between First Community Bancorp and U.S. Bank National Association, as Trustee, dated as of October 26, 2006. (Exhibit 4.8 to Form 10-K filed on February 27, 2007 and incorporated herein by reference).

4.8
Indenture, between Community Bancorp Inc. and Wilmington Trust Company, as Trustee, dated as of August 15, 2005, as supplemented by the First Supplemental Indenture between First Community Bancorp and Wilmington Trust Company, as Trustee, dated as of October 26, 2006. (Exhibit 4.9 to Form 10-K filed on February 27, 2007 and incorporated herein by reference).
10.1*	First Community Bancorp 2003 Stock Incentive Plan, as amended and restated, effective April 19, 2006 (Exhibit 10.1 to Form 8-K filed on April 25, 2006 and incorporated herein by this reference).
10.2*	Amended and Restated Directors' Deferred Compensation Plan, dated as of August 29, 2003 (Exhibit 10.2 to Form 10-K filed on March 12, 2004 and incorporated herein by this reference).
10.3	Amended and Restated Directors Deferred Compensation Plan Trust, dated as of December 8, 2003 (Exhibit 10.3 to Form 10-K filed on March 12, 2004 and incorporated herein by this reference).
10.4
Amended and Restated Revolving Credit Agreement, dated as of August 31, 2007, by and between U.S. Bank, N.A. and First Community Bancorp (Exhibit 10.1 to Form 10-Q filed on August 9, 2006 and incorporated herein by this reference).
10.5
Amendment No. 1 to Amended and Restated Revolving Credit Agreement, dated November 21, 2006, by and between U.S. Bank, N.A. and First Community Bancorp (Exhibit 10.1 to Form 8-K filed on November 28, 2006 and incorporated herein by this reference).
10.6
Amendment No. 2 to Amended and Restated Revolving Credit Agreement dated as of August 2, 2007, by and between First Community Bancorp and U.S. Bank, N.A. (Exhibit 10.1 to Form 10-Q filed on August 6, 2007 and incorporated herein by this reference).
10.7
Amendment No. 3 to Amended and Restated Revolving Credit Agreement dated as of August 31, 2007, by and between First Community Bancorp and U.S. Bank, N.A. (Exhibit 10.1 to Form 10-Q filed on November 8, 2007 and incorporated herein by this reference).
10.8	Pledge Agreement, dated as of August 3, 2006, between U.S. Bank, N.A. and First Community Bancorp (Exhibit 10.2 to Form 10-Q filed on August 9, 2006 and incorporated herein by this reference).
10.9
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
10.18
Amended and Restated Declaration of Trust of Foothill Independent Statutory Trust I, dated as of December 19, 2002. (Exhibit 10.18 to Form 10-K filed February 27, 2007 and incorporated herein by reference)
10.19
Guarantee Agreement By and Between Foothill Independent Bancorp and State Street Bank and Trust Company of Connecticut, N.A., dated as of December 19, 2002. (Exhibit 10.19 to Form 10-K files filed February 27, 2007 and incorporated herein by reference).
10.20
Amended and Restated declaration of Trust of Community (CA) Capital Trust I, dated as of March 23, 2000. (Exhibit 10.20 to Form 10-K files filed February 27, 2007 and incorporated herein by reference).
10.21
Guarantee Agreement By and Between Community Bancorp Inc. and the Bank of New York, dated as of March 23, 2000. (Exhibit 10.21 to Form 10-K files filed February 27, 2007 and incorporated herein by reference).
10.22
Amended and Restated Declaration of Trust of Community (CA) Capital Statutory Trust II, dated as of September 17, 2003. (Exhibit 10.22 to Form 10-K files filed February 27, 2007 and incorporated herein by reference).
10.23
Guarantee Agreement By and Between Community Bancorp Inc. and U.S. Bank National Association, dated as of September 17, 2003. (Exhibit 10.23 to Form 10-K files filed February 27, 2007 and incorporated herein by reference).
10.24
Amended and Restated Declaration of Trust of Community (CA) Capital Statutory Trust III, dated as of August 15, 2005. (Exhibit 10.24 to Form 10-K files filed February 27, 2007 and incorporated herein by reference).

10.25
Guarantee Agreement By and Between Community Bancorp Inc. and Wilmington Trust Company, dated as of August 15, 2005. (Exhibit 10.25 to Form 10-K files filed February 27, 2007 and incorporated herein by reference).
10.26
Services Agreement, dated as of January 7, 2008, between First Community Bancorp and Castle Creek Financial LLC (Exhibit 10.1 to Form 8-K filed on January 9, 2008 and incorporated herein by this reference).
10.27*
Executive Severance Pay Plan, as amended and restated effective April 9, 2007, applicable to the executive officers of First Community Bancorp and certain senior officers of the First Community Bancorp and its subsidiaries (Exhibit 10.21 to Form 10-Q filed on May 4, 2007 and incorporated herein by this reference).
10.28*	2007 Executive Incentive Plan (incorporated by reference to Annex A of First Community Bancorp's definitive proxy statement filed on April 11, 2007).
10.29*
Indemnification Agreement, as amended, applicable to the directors and executive officers of First Community Bancorp (Exhibit 10.24 to Form 10-K filed on March 12, 2004 and incorporated herein by this reference).
10.30*
Form of Stock Award Agreement and Grant Notice pursuant to the Company's 2003 Stock Incentive Plan, as amended (Exhibit 10.28 to Form 10-K filed on March 14, 2005 and incorporated herein by this reference).
10.31
Lease Agreement, as amended through January 1, 2004, between DL FNBC, L.P. and First National Bank, for the premises located at 401 West "A" Street, San Diego, California (Exhibit 10.29 to Form 10-K filed on March 14, 2005 and incorporated herein by this reference).
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

FIRST COMMUNITY BANCORP
Dated: February 28, 2008	By:	/s/ MATTHEW P. WAGNER Matthew P. Wagner (Chief Executive Officer)

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John M. Eggemeyer, Matthew P. Wagner, Robert A. Stine, Victor R. Santoro and Jared M. Wolff, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Date

/s/ JOHN M. EGGEMEYER John M. Eggemeyer	Chairman of the Board of Directors	February 28, 2008
/s/ MATTHEW P. WAGNER Matthew P. Wagner	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2008
/s/ VICTOR R. SANTORO Victor R. Santoro	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2008
/s/ MARK N. BAKER Mark N. Baker	Director	February 28, 2008
/s/ STEPHEN M. DUNN Stephen M. Dunn	Director	February 28, 2008

/s/ BARRY C. FITZPATRICK Barry C. Fitzpatrick	Director	February 28, 2008
/s/ GEORGE E. LANGLEY George E. Langley	Director	February 28, 2008
/s/ SUSAN E. LESTER Susan E. Lester	Director	February 28, 2008
/s/ TIMOTHY B. MATZ Timothy B. Matz	Director	February 28, 2008
/s/ ARNOLD W. MESSER Arnold W. Messer	Director	February 28, 2008
/s/ DANIEL B. PLATT Daniel B. Platt	Director	February 28, 2008
/s/ ROBERT A. STINE Robert A. Stine	Director	February 28, 2008
/s/ DAVID S. WILLIAMS David S. Williams	Director	February 28, 2008

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Analysis of Average Balances, Yields and Rates
Analysis of Net Interest Income Changes
Allocation of Allowance for Loan Losses
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Sensitivity of Net Interest Income for the next 12 months as of December 31, 2007 (Dollars in thousands)
Sensitivity of Net Interest Income for the next 12 months as of December 31, 2006 (Dollars in thousands)
Estimated Market Value of Equity as of December 31, 2007 (Dollars in thousands)
Estimated Market Value of Equity as of December 31, 2006 (Dollars in thousands)
Interest Rate Sensitivity December 31, 2007 Amounts Maturing or Repricing In
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Report of Independent Registered Public Accounting Firm
FIRST COMMUNITY BANCORP AND SUBSIDIARIES Consolidated Balance Sheets as of December 31, 2007 and 2006
FIRST COMMUNITY BANCORP AND SUBSIDIARIES Consolidated Statements of Earnings for the Years Ended December 31, 2007, 2006 and 2005
FIRST COMMUNITY BANCORP AND SUBSIDIARIES Consolidated Statements of Shareholders' Equity and Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005
FIRST COMMUNITY BANCORP AND SUBSIDIARIES Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
FIRST COMMUNITY BANCORP AND SUBSIDIARIES Notes to Consolidated Financial Statements
Capital Requirements
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES