Form 10-Q
period 2008-03-31
FIRST COMMUNITY BANCORP /CA/
filed 2008-05-12
CIK 1102112

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of May 8, 2008 there were 27,168,736 shares of the registrant's common stock outstanding, excluding 968,492 shares of unvested restricted stock.

See "Notes to Unaudited Condensed Consolidated Financial Statements."

PART I—FINANCIAL INFORMATION

ITEM 1.    Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Dollars in thousands, except share data)
Assets:
Cash and due from banks	$129,653	$99,363
Federal funds sold	—	2,000

Total cash and cash equivalents	129,653	101,363
Interest-bearing deposits in financial institutions	286	420
Investments:
Federal Home Loan Bank stock, at cost	32,768	26,649
Securities available-for-sale (amortized cost of $115,822 at March 31, 2008 and $105,984 at December 31, 2007)	117,696	106,888

Total investments	150,464	133,537
Loans, held for sale	57,309	63,565
Loans, net of unearned income	3,909,007	3,949,218
Less allowance for loan losses	(60,199)	(52,557)

Net loans	3,848,808	3,896,661
Premises and equipment, net	25,702	26,327
Other real estate owned, net	6,055	2,736
Accrued interest receivable	16,594	18,555
Goodwill	486,916	761,990
Core deposit and customer relationship intangibles	41,255	43,785
Cash surrender value of life insurance	68,598	67,846
Other assets	61,076	62,255

Total assets	$4,892,716	$5,179,040

Liabilities and Shareholders' Equity:
Deposits:
Noninterest-bearing	$1,277,302	$1,211,946
Interest-bearing	2,041,842	2,033,200

Total deposits	3,319,144	3,245,146
Accrued interest payable and other liabilities	45,286	45,054
Borrowings	539,800	612,000
Subordinated debentures	130,173	138,488

Total liabilities	4,034,403	4,040,688

Shareholders' equity:
Preferred stock, no par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, no par value. Authorized 50,000,000 shares; issued and outstanding 28,147,608 at March 31, 2008 and 28,002,382 at December 31, 2007 (includes 999,189 and 861,269 shares of unvested restricted stock, respectively)	937,559	936,608
Retained earnings (accumulated deficit)	(80,333)	201,220
Accumulated other comprehensive income—unrealized gain on securities available-for-sale, net	1,087	524

Total shareholders' equity	858,313	1,138,352

Total liabilities and shareholders' equity	$4,892,716	$5,179,040

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Quarter Ended
	03/31/08	12/31/07	03/31/07
	(In thousands, except per share data)
Interest income:
Interest and fees on loans	$75,653	$82,742	$90,949
Interest on federal funds sold	40	251	214
Interest on deposits in financial institutions	3	4	6
Interest on investment securities	1,701	1,358	1,376

Total interest income	77,397	84,355	92,545

Interest expense:
Deposits	11,821	14,391	13,425
Borrowings	5,307	4,306	6,752
Subordinated debentures	2,409	2,715	2,933

Total interest expense	19,537	21,412	23,110

Net interest income before provision for credit losses	57,860	62,943	69,435
Provision for credit losses	26,000	3,000	—

Net interest income after provision for credit losses	31,860	59,943	69,435

Noninterest income:
Service charges on deposit accounts	3,224	3,029	2,817
Other commissions and fees	1,519	1,817	1,323
Gain on sale of loans, net	269	(543)	7,525
Increase in cash surrender value of life insurance	587	649	616
Other income	968	400	2,070

Total noninterest income	6,567	5,352	14,351

Noninterest expense:
Compensation	18,846	16,669	18,922
Occupancy	4,731	4,871	4,761
Furniture and equipment	1,139	1,183	1,293
Data processing	1,543	1,475	1,558
Other professional services	1,415	1,495	1,437
Business development	756	1,709	707
Communications	824	779	832
Insurance and assessments	540	464	413
Intangible asset amortization	2,530	2,621	2,174
Reorganization charges	—	390	258
Goodwill write-off	275,000	—	—
Other	2,986	4,689	3,038

Total noninterest expense	310,310	36,345	35,393

(Loss) earnings before income taxes	(271,883)	28,950	48,393
Income taxes	840	11,891	19,847

Net (loss) earnings	$(272,723)	$17,059	$28,546

Number of outstanding shares (weighted average):
Basic	27,145.2	27,645.0	28,867.2
Diluted	27,145.2	27,703.0	28,995.1
(Loss) earnings per share:
Basic	$(10.05)	$0.62	$0.99
Diluted	$(10.05)	$0.62	$0.98
Dividends declared per share	$0.32	$0.32	$0.32

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Quarter Ended March 31,
	2008	2007
	(Dollars in thousands)
Net (loss) earnings	$(272,723)	$28,546
Other comprehensive income, net of related income taxes:
Unrealized holding gains on securities arising during the period	563	169

Comprehensive net (loss) income	$(272,160)	$28,715

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Quarter Ended March 31, 2008
	Common Stock
			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income
	Shares	Amount			Total
	(Dollars in thousands, except share data)
Balance at December 31, 2007	28,002,382	$936,608	$201,220	$524	$1,138,352
Net loss	—	—	(272,723)	—	(272,723)
Exercise of stock options	1,000	30	—	—	30
Tax benefits from exercise of options and vesting of restricted stock	—	5	—	—	5
Restricted stock awarded and earned stock compensation, net of shares forfeited	145,255	952	—	—	952
Restricted stock surrendered	(1,029)	(36)	—	—	(36)
Cash dividends paid ($0.32 per share)	—	—	(8,830)	—	(8,830)
Other comprehensive income—increase in net unrealized gain on securities available-for-sale, net of tax effect of $408 thousand	—	—	—	563	563

Balance at March 31, 2008	28,147,608	$937,559	$(80,333)	$1,087	$858,313

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended March 31,
	2008	2007
	(Dollars in thousands)
Cash flows from operating activities:
Net (loss) earnings	$(272,723)	$28,546
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Goodwill write-off	275,000	—
Depreciation and amortization	3,739	3,507
Provision for credit losses	26,000	—
Gain on sale of other real estate owned	(98)	—
Gain on sale of loans	(269)	(7,525)
Gain on sale of premises and equipment	—	(13)
Proceeds from sale of loans held for sale	6,535	25,563
Origination of loans held for sale	(2,869)	(10,806)
Restricted stock amortization	952	2,133
Excess tax benefit from stock option exercises and restricted and performance stock vesting	(5)	(1,427)
Increase (decrease) in accrued and deferred income taxes, net	810	16,979
Decrease (increase) in other assets	1,249	(824)
Decrease (increase) in accrued interest payable and other liabilities	32	(4,713)
Dividends on FHLB stock	(253)	(404)

Net cash provided by operating activities	38,100	51,016

Cash flows from investing activities:
Net (increase) decrease in net loans outstanding	(1,385)	43,315
Proceeds from sale of loans	22,110	355,239
Net decrease (increase) in deposits in financial institutions	134	(3)
Securities available-for-sale:
Maturities	12,623	8,888
Purchases	(22,362)	—
Net (purchases) redemptions of FHLB stock	(5,866)	879
Proceeds from sale of other real estate owned	966	—
Purchases of premises and equipment, net	(803)	(1,710)
Proceeds from sale of premises and equipment	54	97

Net cash provided by investing activities	5,471	406,705

Cash flows from financing activities:
Net increase (decrease) in deposits:
Noninterest-bearing	65,356	(46,466)
Interest-bearing	8,642	39,755
Redemptions of subordinated debentures	(8,248)	—
Net repurchases of common stock	—	(9,521)
Net (surrenders) proceeds from exercise and vesting of stock awards	(6)	605
Excess tax benefit from stock option exercises and restricted and performance stock vesting	5	1,427
Net decrease in borrowings	(72,200)	(234,000)
Cash dividends paid	(8,830)	(9,430)

Net cash used in financing activities	(15,281)	(257,630)

Net increase in cash and cash equivalents	28,290	200,091
Cash and cash equivalents at beginning of period	101,363	150,910

Cash and cash equivalents at end of period	$129,653	$351,001

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$20,006	$23,251
Cash paid during period for income taxes	—	3,000
Transfer of loans to other real estate owned	4,187	98
Transfer from loans held-for-sale to loans	2,834	21,885
Transfer from loans to loans held-for-sale	22,085	353,009

See "Notes to Unaudited Condensed Consolidated Financial Statements."

NOTE 1—BASIS OF PRESENTATION

        We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our banking subsidiary. As of March 31, 2008, our sole banking subsidiary was Pacific Western Bank, which we refer to as Pacific Western or the Bank. When we say "we", "our" or the "Company", we mean the Company on a consolidated basis with the Bank. When we refer to "First Community" or to the holding company, we are referring to the parent company on a stand-alone basis.

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

  (d)    Fair value measurements

        SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurements and enhances disclosure requirements. The three levels within SFAS No. 157's valuation hierarchy are as follows:

  •
  Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets.

  •
  Level 2: Quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

NOTE 1—BASIS OF PRESENTATION (Continued)

  •
  Level 3: Inputs to the valuation methodology that are unobservable and significant to the fair value measurement.

        We use fair value measurements on a recurring basis for purposes of reporting balances of securities available-for-sale. An independent third party performs market valuations of our securities available-for sale, which consist entirely of fixed income investments. The fair values are determined by using several sources for valuing fixed income securities. The techniques include pricing models that vary based on the type of asset being valued and incorporate available trade, bid and other market information. The market valuation sources include observable market inputs and are therefore considered Level 2 inputs for purposes of determining the fair values. See Note 4 for unrealized gains and losses on securities available for sale.

        Certain assets and liabilities are measured at the lower of cost or fair value in accordance with GAAP. Accordingly, an asset or a liability may, or may not, meet the criteria for fair value measurement during a reporting period; the fair value measurements of these assets and liabilities are considered "nonrecurring" for purposes of SFAS No. 157. We have no liabilities being measured using fair value. The following table summarizes the assets measured at fair value on a recurring and nonrecurring basis for the quarter ended March 31, 2008:

		Fair Value Measurements Using
Description	At March 31, 2008				Total gains (losses)
		Level 1	Level 2	Level 3
	(Dollars in thousands)
Recurring basis:
Securities available-for-sale	$117,696		$117,696
Nonrecurring basis:
Goodwill	486,916			$486,916	$(275,000)
Impaired loans	1,248		1,248		(77)
Servicing Asset	2,899			2,899	(155)

					$(275,232)

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill was written down to its implied fair value of $486.9 million by a charge to earnings of $275.0 million at March 31, 2008. The key inputs used to determine the implied fair value of the Company and the corresponding amount of the write-off included the quoted market price of our common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows, and inputs from comparable transactions. In addition, consideration was given to the value that may arise from synergies and other benefits that would accrue from control over an entity. These valuation inputs are considered to be Level 2 and 3 inputs.

        In accordance with the provisions of SFAS No. 118, impaired loans with a carrying value of $1.3 million were written down to their fair value of $1.2 million by a charge of $77,000 to the allowance for loan losses. Impaired loans are measured at an observable market price (if available), or at the fair value of the loan's collateral (if the loan is collateral dependent). Most of our loans are collateral dependent and, accordingly, we measure impaired loans based on the fair value of such collateral. Fair value of the loan's collateral is determined by appraisals or independent valuation, which is then adjusted for the cost related to liquidation of the collateral. These valuation inputs are considered to be Level 2 inputs.

        In accordance with SFAS No. 156, Accounting for Servicing of Financial Assets, the SBA servicing asset, included in other assets in the balance sheet, was written down to its implied fair value of

NOTE 1—BASIS OF PRESENTATION (Continued)

$2.9 million by a charge to earnings of $155,000 in the first quarter of 2008. The fair value of the servicing asset is estimated by discounting future cash flows using market-based discount rates and prepayment speeds. The discount rate is based on the current US Treasury yield curve, as published by the Department of the Treasury, plus a spread for the marketplace risk associated with these assets. We utilize estimated prepayment vectors using SBA prepayment information provided by Bloomberg for pools of similar assets to determine the timing of the cash flows. These valuation inputs are considered to be Level 3 inputs.

NOTE 2—MERGER RELATED LIABILITIES

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

        The following table presents the activity in the merger-related liability account for the quarter ended March 31, 2008:

	Severance and Employee- related	System Conversion and Integration	Asset Write- downs, Lease Terminations and Other Facilities- related	Other	Total
	(Dollars in thousands)
Balance at December 31, 2007	$31	$—	$1,337	$309	$1,677
Cash outlays	(7)	—	(247)	(18)	(272)

Balance at March 31, 2008	$24	$—	$1,090	$291	$1,405

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill and intangible assets arise from purchase business combinations. Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead tested for impairment no less than annually. The goodwill recorded has been assigned to our one reporting segment, banking.

        As a result of the Company's market capitalization being less than our total shareholders' equity at December 31, 2007 and this trend continuing during the first quarter of 2008, we engaged an independent valuation consultant to assist us in determining whether and to what extent our goodwill asset was impaired. The analysis we performed compared the implied fair value of goodwill to the carrying amount of goodwill on the Company's balance sheet. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

equal to that excess. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination is determined. That is, the estimated fair value of the Company is allocated to all of the Company's individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process. After this analysis, it was determined the implied fair value of goodwill was less than the carrying value on the Company's balance sheet, and the Company reduced the carrying value of goodwill by $275.0 million through a charge to earnings. Such charge had no effect on the Company's or the Bank's cash balances or liquidity. In addition, because goodwill and other intangible assets are not included in the calculation of regulatory capital, the Company's and the Bank's well-capitalized regulatory ratios are not affected by this non-cash expense. No assurance can be given that goodwill will not be written down further in future periods.

        The following table presents the changes in goodwill for the quarter ended March 31, 2008:

Quarter Ended March 31, 2008
(Dollars in thousands)
Balance as of January 1, 2008	$761,990
Adjustments related to 2007 acquisitions	(74)
Goodwill write-off	(275,000)

Balance as of March 31, 2008	$486,916

Intangible assets with definite lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment annually. The estimated aggregate amortization expense related to the intangible assets is expected to be $9.4 million for 2008. The estimated aggregate amortization expense related to the intangible assets for each of the subsequent four years is $7.9 million, $7.2 million, $6.4 million, and $4.6 million.

        The following table presents the changes in the gross amounts of core deposit and customer relationship intangibles and the related accumulated amortization for the quarters ended March 31, 2008 and 2007:

	Quarter Ended March 31,
	2008	2007
	(Dollars in thousands)
Gross amount:
Balance as of January 1,	$70,805	$67,773
Additions	—	342

Balance as of March 31,	70,805	68,115

Accumulated amortization:
Balance as of January 1,	(27,020)	(17,346)
Amortization	(2,530)	(2,174)

Balance as of March 31,	(29,550)	(19,520)

Net balance as of March 31,	$41,255	$48,595

NOTE 4—INVESTMENT SECURITIES

        The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale as of March 31, 2008 are as follows:

	March 31, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Government-sponsored entity securities	$42,355	$640	$12	$42,983
Municipal securities	8,431	355	—	8,786
Mortgage-backed and other securities	65,036	959	68	65,927

Total	$115,822	$1,954	$80	$117,696

        The contractual maturity distribution based on amortized cost and fair value as of March 31, 2008, is shown below. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity distribution as of March 31, 2008
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$4,652	$4,704
Due after one year through five years	27,931	28,602
Due after five years through ten years	24,660	25,077
Due after ten years	58,579	59,313

Total	$115,822	$117,696

        The following table presents the fair value and unrealized losses on securities that were temporarily impaired as of March 31, 2008:

	Impairment Period
	Less than 12 months		12 months or longer		Total
Descriptions of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Government-sponsored entity securities	$3,986	$12	$—	$—	$3,986	$12
Mortgage-backed securities	4,193	17	6,213	51	10,406	68

Total temporarily impaired securities	$8,179	$29	$6,213	$51	$14,392	$80

        All individual securities that have been in a continuous unrealized loss position for 12 months or longer at March 31, 2008 are mortgaged-backed securities that have been issued by U.S. government-sponsored entities and have a AAA credit rating as determined by various rating agencies. These securities have fluctuated in value since their purchase dates because of changes in market interest rates. We concluded that the continuous unrealized loss position for the past 12 months on our securities is a result of the level of market interest rates and not a result of the underlying issuers' ability to repay and are, therefore, temporarily impaired. In addition, we have the intent and ability to

NOTE 4—INVESTMENT SECURITIES (Continued)

hold these securities until their fair value recovers to their cost. Accordingly, we have not recognized the temporary impairment in our consolidated statement of earnings.

        As of March 31, 2008 securities available-for-sale with a fair value of $113.6 million were pledged as security for borrowings, public deposits and other purposes as required by various statutes and agreements.

NOTE 5—NET EARNINGS (LOSS) PER SHARE

        The following is a summary of the calculation of basic and diluted net earnings per share for the quarters ended March 31, 2008 and 2007:

	Quarter Ended March 31,
	2008	2007
	(In thousands, except per share data)
Net earnings (loss)	$(272,723)	$28,546
Weighted average shares outstanding used for basic net earnings per share	27,145.2	28,867.2
Effect of restricted stock and dilutive stock options	—	127.9

Diluted weighted average shares outstanding	27,145.2	28,995.1

Earnings per share:
Basic earnings per share	$(10.05)	$0.99
Diluted earnings per share	$(10.05)	$0.98

        In calculating the common stock equivalents for purposes of diluted earnings per share, we selected the transition method provided by FASB Staff Position FAS123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. Diluted earnings per share do not include all potentially dilutive shares that may result from outstanding stock options and restricted stock awards that may eventually vest. The number of common shares underlying stock options and shares of restricted stock which were outstanding but not included in the calculation of diluted net earnings per share were 1,000,501 and 829,851 for the quarters ended March 31, 2008 and 2007.

NOTE 6—STOCK COMPENSATION

Time-based and Performance-based Restricted Stock.

        At March 31, 2008, there were outstanding 499,189 shares of unvested time-based restricted common stock and 500,000 shares of unvested performance-based restricted common stock awarded in 2006 and 2007. The awarded shares of time-based restricted common stock vest over a service period of three to five years from date of the grant. The awarded shares of performance-based restricted common stock vest in full on the date the Compensation, Nominating and Governance ("CNG") Committee of the Board of Directors, as Administrator of the Company's 2003 Stock Incentive Plan (the "2003 Plan"), determines that the Company achieved certain financial goals established by the CNG Committee as set forth in the grant documents. Both time-based and performance-based restricted common stock vest immediately upon a change in control of the Company as defined in the 2003 Plan and upon death of the employee.

        Compensation expense related to awards of restricted stock is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. The vesting of performance-based restricted stock awards and recognition of related

NOTE 6—STOCK COMPENSATION (Continued)

compensation expense may occur over a shorter vesting period if financial performance targets are achieved earlier than anticipated. During the fourth quarter of 2007 we determined that attainment of the financial targets related to the performance-based restricted stock prior to their expiration was less than probable and suspended amortization of the expense related to these awards. If and when the attainment of such financial targets is deemed probable in future periods, a catch-up adjustment will be recorded and amortization of such performance-based restricted stock will continue. The unvested performance-based restricted stock awarded in 2006 expires in 2013. The unvested performance-based restricted stock awarded in 2007 expires in 2017. Restricted stock amortization totaled $952,000 for the first quarter of 2008 compared to $2.1 million for the first quarter of 2007 and is included in compensation expense in the accompanying consolidated statements of earnings

        The Company's 2003 Plan permits stock based compensation awards to officers, directors, key employees and consultants. The 2003 Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 3,500,000 shares of authorized but unissued Company common stock, subject to adjustments provided by the 2003 Plan. As of May 2, 2008, there were 502,640 shares available for grant under the 2003 Plan.

NOTE 7—BORROWINGS AND SUBORDINATED DEBENTURES

Borrowings.

        The following summarizes information on our FHLB advances outstanding, by maturity dates, as of March 31, 2008:

Year of Maturity	Amount	Rate	Next Date Callable by FHLB
	(Dollars in thousands)
Overnight	$44,800	2.49%	N/A
2008	45,000	4.78%	N/A
2009	100,000	3.63%	12/7/2008
2010	75,000	3.04%	1/11/2009
2013	50,000	2.71%	1/11/2009	(1)
2017	200,000	3.16%	12/11/2008	(1)
2018	25,000	2.61%	1/11/2009	(1)

Total	$539,800	3.24%

    (1)
    Quarterly thereafter.

        With the exception of the $45 million dollar advance due in December 2008, the Bank has entered into a series of fixed rate term advances with FHLB that have a call option. These advances may be called by the FHLB on the next call date noted above. While the FHLB may call the advances to be repaid for any reason, they are likely to be called if market interest rates are higher than the advances' stated rates on the call dates. We may repay the advances with a prepayment penalty at any time. If the advances are called by the FHLB, there is no prepayment penalty. Our aggregate remaining secured borrowing capacity from the FHLB was $394.7 million at March 31, 2008. Additionally, the Bank maintains unsecured lines of credit of $165.0 million with correspondent banks for the purchase of overnight funds. These lines are subject to availability of funds.

        The Company has a revolving credit line with U.S. Bank, N.A. for $35.0 million. The line matures on August 2, 2008 and is secured by a pledge of all of the outstanding capital stock of Pacific Western.

NOTE 7—BORROWINGS AND SUBORDINATED DEBENTURES (Continued)

The credit agreement requires the Company to maintain certain financial and capital ratios, among other covenants and conditions. Such covenants include minimum net worth ratios, maximum debt ratios, a minimum return on average assets, minimum and maximum credit quality ratios, and dividend payment limitations. As of March 31, 2008, we, and where applicable, Pacific Western, were in compliance with all covenants covering the agreement. We pay a quarterly fee of 25 basis points on the unused amounts. There were no amounts outstanding at March 31, 2008. First Community has no balance outstanding under the revolving credit agreement as of the date hereof and reduced the line amount during the first quarter of 2008 to avoid incurring additional fees on the unused portion of the credit line.

Subordinated Debentures.

        The Company had an aggregate of $130.2 million subordinated debentures outstanding at March 31, 2008. During the first quarter we redeemed $8.2 million of subordinated debentures. The remaining subordinated debentures were issued in seven separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us or entities we have acquired, which in turn issued trust preferred securities, which total $123.0 million at March 31, 2008. These trust preferred securities are presently considered Tier 1 capital for regulatory purposes. With the exception of Trust I and Trust CI, the subordinated debentures are callable at par, only by the issuer, five years from the date of issuance, subject to certain exceptions. We are permitted to call the debentures in the first five years if the prepayment election relates to one of the following three events: (i) a change in the tax treatment of the debentures stemming from a change in the IRS laws; (ii) a change in the regulatory treatment of the underlying trust preferred securities as Tier 1 capital; and (iii) a requirement to register the underlying trust as a registered investment company. However, redemption in the first five years is subject to a prepayment penalty. Trust I and Trust CI may not be called for 10 years from the date of issuance unless one of the three events described above has occurred and then a prepayment penalty applies. In addition, there is a prepayment penalty if either of these debentures is called 10 to 20 years from the date of their issuance and they may be called at par after 20 years. The proceeds of the subordinated debentures were used primarily to fund several of our acquisitions and to augment regulatory capital.

        The following table summarizes the terms of each issuance of the subordinated debentures outstanding at March 31, 2008:

Series	Date issued	Amount	Maturity	Earliest Call Date by Company without Penalty(1)	Fixed or Variable Rate		Rate Index	Current Rate(2)	Next Reset Date
	(Dollars in thousands)
Trust CI(3)	3/23/2000	$10,310	3/8/2030	3/8/2020	Fixed		N/A	11.00%	N/A
Trust I	9/7/2000	8,248	9/7/2030	9/7/2020	Fixed		N/A	10.60%	N/A
Trust V	8/15/2003	10,310	9/17/2033	9/17/2008	Variable		3 month LIBOR + 3.10	5.90%	6/12/2008
Trust VI	9/3/2003	10,310	9/15/2033	9/15/2008	Variable		3 month LIBOR + 3.05	5.85%	6/12/2008
Trust CII(3)	9/17/2003	5,155	9/17/2033	9/17/2009	Variable		3 month LIBOR + 2.95	5.75%	6/12/2008
Trust VII	2/5/2004	61,856	4/23/2034	4/23/2009	Variable		3 month LIBOR + 2.75	5.65%	7/29/2008
Trust CIII(3)	8/15/2005	20,619	9/15/2035	9/15/2010	Fixed	(4)	N/A	5.85%	9/15/2010
Unamortized premium(5)		3,365

Total		$130,173

(1)
As described above, certain issuances may be called earlier without penalty upon the occurrence of certain events.

(2)
As of April 28, 2008; excludes debt issuance costs.

NOTE 7—BORROWINGS AND SUBORDINATED DEBENTURES (Continued)

(3)
Acquired in the Community Bancorp acquisition.

(4)
Interest rate is fixed until 9/15/2010 and then is variable at a rate of 3-month LIBOR + 1.69%.

(5)
This amount represents the fair value adjustment to the four trusts that we acquired during 2006.

        As previously mentioned, the subordinated debentures were issued to trusts established by us, or entities we acquired, which in turn issued $123.0 million of trust preferred securities. These securities are currently included in our Tier I capital for purposes of determining the Company's Tier I and total risk-based capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company's banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, beginning March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less certain intangibles, including goodwill, core deposit intangibles and customer relationship intangibles, net of any related deferred income tax liability. The regulations currently in effect through December 31, 2008, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for permitted intangibles. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at March 31, 2008. We expect that our Tier I capital ratios will be at or above the existing well-capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

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

        Commitments to extend credit amounting to $1.2 billion were outstanding as of both March 31, 2008 and December 31, 2007. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

        Standby letters of credit and financial guarantees amounting to $85.8 million and $90.9 million were outstanding as of March 31, 2008 and December 31, 2007. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees expire within one year from the date of issuance. The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate that any material loss will result from the outstanding commitments to extend credit, standby letters of credit or financial guarantees.

NOTE 8—COMMITMENTS AND CONTINGENCES (Continued)

        The Company has investments in several small business investment companies and in low income housing project partnerships which provide the Company income tax credits. As of March 31, 2008 the Company had commitments to contribute capital to these entities totaling $433,000.

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

        In November 2005, along with certain other defendants, we reached an agreement in principle with respect to the Gilbert Litigation. That agreement is reflected in a written Stipulation of Settlement dated February 9, 2007, which has been executed by all the parties to that settlement. The settlement is subject to approval by the Los Angeles Superior Court and a certain level of participation in the

NOTE 8—COMMITMENTS AND CONTINGENCES (Continued)

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

NOTE 9—RECENT ACCOUNTING PRONOUNCEMENTS

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. The market participant's assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This statement was effective for us on January 1, 2008. The adoption of SFAS 157 had no impact on retained earnings and is not expected to have a material impact on either the Company's financial condition or operating results..

        SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), was effective for us on January 1, 2008. This Statement permits companies to choose to measure many financial instruments and certain other items at fair value. Once a company chooses to report an item at fair value, changes in fair value would be reported in earnings at each reporting date. Upon adoption we did not choose to measure any of our financial instruments at fair value and accordingly SFAS 159 had no impact on either the Company's financial condition or operating results.

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS 141R will have an impact on

NOTE 9—RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisitions we consummate after the effective date. We are still assessing the impact of this standard on our future consolidated financial statements.

NOTE 10—SUBSEQUENT EVENTS

        On April 23, 2008, the Company received shareholder approval in connection with its proposed reincorporation in Delaware under the name PacWest Bancorp. First Community intends to complete the reincorporation and change its name to PacWest Bancorp effective May 14, 2008, following its 2008 Annual Meeting of Shareholders on May 13, 2008, subject to receipt of all regulatory approvals. In connection with the reincorporation, as previously announced, First Community intends to change its name to PacWest Bancorp. As PacWest Bancorp, the Company's ticker symbol on The Nasdaq Stock Market will change to PACW.

        Other than the change of the Company's name, corporate domicile and Nasdaq ticker symbol, the reincorporation will not result in any change in the business, branch and office locations, management, assets, liabilities or net worth of the Company, nor will it result in any change in location of Company employees, including the Company's management. Additionally, the reincorporation itself will not alter any shareholder's percentage ownership interest, or number of shares owned, in the Company.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

        This Quarterly Report on Form 10-Q contains certain forward-looking information about the Company and its subsidiaries, which statements are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, implied or projected by, such forward-looking statements. Risks and uncertainties include, but are not limited to:

  •
  lower than expected revenues;

  •
  credit quality deterioration or pronounced and sustained reduction in real estate market values could cause an increase in the allowance for credit losses and a reduction in earnings;

  •
  increased competitive pressure among depository institutions;

  •
  the Company's ability to complete the reincorporation or to complete future acquisitions and to successfully integrate such acquired entities or achieve expected benefits, synergies and/or operating efficiencies within expected time-frames or at all;

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

        Pacific Western is a full-service community bank offering a broad range of banking products and services including: accepting time and demand deposits; originating loans, including commercial, real estate construction, SBA guaranteed, consumer, and international loans; providing tax free real estate exchange accommodation services; and providing other business-oriented products. Our operations are primarily located in Southern California and the Bank focuses on conducting business with small to medium size businesses and the owners and employees of those businesses in our marketplace. Through our asset-based lending and SBA loan production offices we also operate in Arizona, Northern California, the Pacific Northwest, and Texas. At March 31, 2008, our assets totaled $4.9 billion, of which gross loans, excluding loans held for sale, totaled $3.9 billion. At this date approximately 23% were commercial loans, 54% were commercial real estate loans, 9% were commercial real estate construction loans, 8% were residential real estate construction loans, 5% were residential real estate loans, and 1% were consumer and other loans. These percentages include some foreign loans, primarily to individuals or entities with business in Mexico, representing 1% of total loans. Our portfolio's value and credit quality is affected in large part by real estate trends in Southern California.

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

Key Performance Indicators

        Among other factors, our operating results depend generally on the following:

  The Level of Our Net Interest Income

        Net interest income is the excess of interest earned on our interest-earning assets over the interest paid on our interest-bearing liabilities. Our primary interest-earning asset is loans. Our interest-bearing liabilities include deposits, borrowings, and subordinated debentures. We attempt to increase our net interest income by maintaining a high loan-to-deposit ratio and high level of transactional deposit accounts, which includes noninterest-bearing deposits and interest bearing checking accounts. At March 31, 2008, approximately 50% of our deposits were transactional deposit accounts, and the majority was in noninterest-bearing deposits. While our deposit balances will fluctuate depending on deposit holders' perceptions of alternative yields available in the market, we attempt to minimize these variances by attracting a high percentage of noninterest-bearing deposits, which have no expectation of yield. At March 31, 2008, approximately 38% of our deposits were noninterest-bearing deposits. Our general policy is to price our deposits in the bottom half or third-quartile of our competitive peer group, resulting in deposit products that bear somewhat lower interest rates. However, recent disruptions in the credit markets have resulted in increased competition from financial institutions seeking to maintain adequate liquidity. This has placed upward pressure on the rates paid on certain deposit accounts at the same time market forces have placed downward pressure on the level of loan interest rates. In addition to deposits, we have borrowing capacity under various credit lines which we use for liquidity needs such as funding loan demand, managing deposit flows and interim acquisition financing. While this borrowing capacity tends to be more expensive than core deposits, it is relatively flexible and can be cost effective. The recent decline in market interest rates and the further declines forecasted for 2008 are expected to negatively impact both our net interest income and net interest margin.

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

  The Magnitude of Credit Losses

        We stress credit quality in originating and monitoring the loans we make and measure our success by the level of our nonperforming assets and the corresponding level of our allowance for credit losses. Our allowance for credit losses is the sum of our allowance for loan losses and our reserve for unfunded loan commitments. Provisions for credit losses are charged to operations as and when needed for both on and off balance sheet credit exposure. Loans which are deemed uncollectible are charged off and deducted from the allowance for loan losses. Recoveries on loans previously charged off are added to the allowance for loan losses. During the first quarter of 2008, we made provisions for credit losses totaling $26.0 million based upon our reserve methodology and considered, among other factors, the level of charge-offs, the level and trends of classified, criticized, and nonaccrual loans, portfolio concentrations and general market conditions.

        We actively review our loans periodically to determine whether there has been any deterioration in credit quality stemming from economic conditions or other factors which may affect collectibility of our loans. Changes in economic conditions, such as inflation, unemployment, increases in the general level of interest rates and negative conditions in borrowers' businesses, could negatively impact our customers and cause us to adversely classify loans and increase portfolio loss factors. An increase in classified loans generally results in increased provisions for credit losses. Because we have a concentration in real estate loans, any deterioration in the real estate markets may negatively impact our borrowers and could lead to increased provisions for credit losses.

  The Level of Our Noninterest Expense

        Our operating noninterest expense (noninterest expense less goodwill write-off) includes fixed and controllable overhead, the major components of which are compensation, occupancy, data processing, professional fees and communications expense. We measure success in controlling such costs through monitoring of the efficiency ratio. We calculate the efficiency ratio by dividing operating noninterest expense by the sum of net interest income and noninterest income. Accordingly, a lower percentage reflects lower expenses relative to income. The consolidated efficiency ratios have been as follows:

Quarterly Period	Ratio
First quarter of 2008	481.6%
First quarter 2008, excluding goodwill write-off	54.8%
Fourth quarter 2007	53.2%
Third quarter 2007	48.0%
Second quarter 2007	48.7%
First quarter 2007	42.2%

        During the first quarter of 2008 we wrote off $275.0 million of goodwill, and the efficiency ratio excluding the goodwill write-off, which we refer to as the operating efficiency ratio, is shown above. See also Results of Operations—Earnings Performance for further information on non-GAAP financial measures.

        The increase in the operating efficiency ratio for the first quarter of 2008 compared to the other periods presented is due mostly to a decline in net interest income as a result of lower market interest rates. Certain reporting periods include income or expense items that were significant to specific quarters' results and also influenced the efficiency ratio. In particular, during the fourth quarter of 2007 we incurred $1.4 million in prepayment penalties, made a charitable contribution of $1.0 million and recognized $390,000 of reorganization charges; these items increased the fourth quarter efficiency ratio from 49.1% to 53.2%. The first quarter of 2007 includes the $6.6 million gain on the sale of a $353 million participation interest in commercial real estate loans and $1.9 million in income from discount on the payoff of an acquired loan; these items decreased the first quarter of 2007 efficiency ratio to 42.2% from 46.7%.

Critical Accounting Policies

        The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for credit losses and the carrying values of goodwill, other intangible assets and deferred income tax assets. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

  Earnings Performance

        We had a net loss for the first quarter of 2008 of $272.7 million, or $10.05 per diluted share. The net loss was caused by a $275.0 million write-off of goodwill made in response to the recent volatility in the banking industry and the effect such volatility has had on the market prices of banking stocks, including First Community Bancorp's. Net earnings (loss) excluding the goodwill write-off (hereinafter referred to as "net operating earnings") for the quarter ended March 31, 2008 totaled $2.3 million, or $0.08 per diluted share. This compares to net operating earnings of $17.1 million, or $0.62 per diluted share, for the fourth quarter of 2007, and net operating earnings of $28.5 million, or $0.98 per diluted share, for the first quarter of 2007. The decrease in net operating earnings compared to the net operating earnings for the fourth and first quarters of 2007 resulted primarily from a higher provision for credit losses.

        As a result of the Company's market capitalization being less than our total shareholders' equity at December 31, 2007 and this trend continuing during the first quarter of 2008, we engaged an independent valuation consultant to assist us in determining whether and to what extent our goodwill asset was impaired. The goodwill recorded has been assigned to our one reporting segment, banking. The analysis we performed compared the implied fair value of goodwill to the carrying amount of goodwill on the Company's balance sheet. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss must be recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination is determined. That is, the estimated fair value of the Company is allocated to all of the Company's individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process. After this analysis, it was determined the implied fair value of goodwill was less than the carrying value on the Company's balance sheet, and the Company reduced the carrying value of goodwill by $275.0 million through a charge to earnings. Such charge had no effect on the Company's or the Bank's cash balances or liquidity. In addition, because goodwill and other intangible assets are not included in the calculation of regulatory capital, the Company's and the Bank's well-capitalized regulatory ratios are not affected by this non-cash expense. No assurance can be given that goodwill will not be written down further in future periods.

        The discussion of net earnings, earnings per share, performance ratios and comparisons to prior periods will be based on net operating earnings as described above and as shown in the following table and in the Management's Discussion and Analysis of Financial Condition and Results of Operations Section of this Form 10-Q. The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company's operational performance and to enhance investors' overall understanding of such financial performance. These non-GAAP financial measures are presented for supplemental informational purposes only for understanding the Company's operating results and should not be considered a substitute for financial information presented in accordance with GAAP. These non-GAAP financial measures presented by the Company may be different from non-GAAP financial measures used by other companies. The following table presents performance ratios in accordance with GAAP and a reconciliation of the non-GAAP financial measurements to the GAAP financial measurements.

Non GAAP Measurements (Unaudited)

	Quarter Ended
In thousands, except per share data and percentages	March 31, 2008	December 31, 2007	March 31, 2007
Net (loss) earnings as reported	$(272,723)	$17,059	$28,546
Goodwill write-off	275,000	—	—

Net operating earnings	$2,277	$17,059	$28,546

GAAP basic shares outstanding	27,145.2	27,645.0	28,867.2
Effect of restricted stock and dilutive stock options(a)	—	58.0	127.9

GAAP diluted shares outstanding	27,145.2	27,703.0	28,995.1

Operating earnings basic shares outstanding	27,145.2	27,645.0	28,867.2
Effect of restricted stock and dilutive stock options	18.1	58.0	127.9

Operating earnings diluted shares outstanding	27,163.3	27,703.0	28,995.1

GAAP basic and diluted earnings (loss) per share	$(10.05)	$0.62	$0.98

Net operating diluted earnings per share	$0.08	$0.62	$0.98

GAAP return on average assets	(21.10)%	1.32%	2.10%

Net operating return on average assets	0.18%	1.32%	2.10%

GAAP return on average equity	(96.35)%	5.86%	9.91%

Net operating return on average equity	0.80%	5.86%	9.91%

Noninterest expense as reported	$310,310	$36,345	$35,393
Goodwill write-off	(275,000)	—	—

Operating noninterest expense	$35,310	$36,345	$35,393

GAAP efficiency ratio	481.6%	53.2%	42.2%

Net operating efficiency ratio	54.8%	53.2%	42.2%

(a)
Anti-dilutive for the quarter ended March 31, 2008.

        The decrease in net operating earnings of $14.8 million for the first quarter of 2008 compared to the fourth quarter of 2007 is due to the combination of lower net interest income ($2.9 million after tax), a higher provision for credit losses ($13.3 million after tax), higher noninterest income ($705,000 after tax), and lower operating noninterest expenses ($600,000 after tax). The fourth quarter of 2007 included prepayment penalties on certain FHLB advances, a sizable donation, and reorganization charges which totaled $1.6 million in the aggregate after tax; there were no such items in the first quarter of 2008. The increase in the operating efficiency ratio in the first quarter of 2008 compared to the fourth quarter of 2007 was due mostly to the combined effects of lower net interest income, higher noninterest income and lower overhead costs.

        The decrease in net operating earnings of $26.3 million for the first quarter of 2008 compared to the first quarter of 2007 is attributed mostly to a higher provision for credit losses ($15.1 million after tax), lower net interest income ($6.7million after tax) and lower noninterest income ($4.5 million after tax). The decrease in both net interest income and noninterest income relates, in part, to the sale of a participating interest of approximately $353 million in commercial real estate mortgage loans at the end of the first quarter of 2007; this sale generated an after-tax gain of $3.8 million and the proceeds were used mostly to repay overnight borrowings. Noninterest income also declined due to lower income related to discounts recognized on acquired loans that have since been repaid.

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

	Quarter Ended
	March 31, 2008			December 31, 2007			March 31, 2007
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans, net of deferred fees and costs(1)(2)	$4,019,224	$75,653	7.57%	$3,960,621	$82,742	8.29%	$4,316,266	$90,949	8.55%
Investment securities(2)	143,379	1,701	4.77%	105,995	1,358	5.08%	113,278	1,376	4.93%
Federal funds sold	5,032	40	3.20%	21,437	251	4.65%	16,590	214	5.23%
Other earning assets	324	3	3.72%	425	4	3.73%	486	6	5.01%

Total interest-earning assets	4,167,959	77,397	7.47%	4,088,478	84,355	8.19%	4,446,620	92,545	8.44%
Noninterest-earning assets:
Other assets	1,030,130			1,037,646			1,061,067

Total assets	$5,198,089			$5,126,124			$5,507,687

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest checking	$369,841	$931	1.01%	$363,756	$919	1.00%	$274,303	$165	0.24%
Money market	1,089,672	6,968	2.57%	1,182,456	9,130	3.06%	1,089,677	7,329	2.73%
Savings	104,905	42	0.16%	113,398	49	0.17%	138,517	58	0.17%
Time certificates of deposit	413,712	3,880	3.77%	423,668	4,293	4.02%	571,930	5,873	4.16%

Total interest-bearing deposits	1,978,130	11,821	2.40%	2,083,278	14,391	2.74%	2,074,427	13,425	2.62%
Other interest-bearing liabilities	758,178	7,716	4.09%	504,749	7,021	5.52%	677,663	9,685	5.80%

Total interest-bearing liabilities	2,736,308	19,537	2.87%	2,588,027	21,412	3.28%	2,752,090	23,110	3.41%
Noninterest-bearing liabilities:
Demand deposits	1,273,173			1,332,259			1,530,242
Other liabilities	50,207			50,339			56,959

Total liabilities	4,059,688			3,970,625			4,339,291
Shareholders' equity	1,138,401			1,155,499			1,168,396

Total liabilities and shareholders' equity	$5,198,089			$5,126,124			$5,507,687

Net interest income		$57,860			$62,943			$69,435

Net interest spread			4.60%			4.90%			5.04%

Net interest margin			5.58%			6.11%			6.33%

(1)
Includes nonaccrual loans and loan fees.

(2)
Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

  First quarter of 2008 compared to fourth quarter and first quarter of 2007

        Net interest income totaled $57.9 million for the first quarter of 2008 compared to $62.9 million for the fourth quarter of 2007 and $69.4 million for the first quarter of 2007. The decrease in net interest income compared to the previous quarter was due mainly to lower loan yields from reductions in our base lending rate and lower average construction loan balances. The Federal Reserve lowered the Federal funds rate by 200 basis points since year end, and our base lending rate was reduced by the same amount. On the funding side, interest expense decreased $1.9 million compared to the fourth quarter of 2007 due mostly to declining market rates and the effect such decline had on our deposit pricing and the cost of wholesale funding through Federal Home Loan Bank ("FHLB") advances. We continue to use FHLB advances to fund loan growth and deposit flows as such funding has been cost effective during the recent disruption in the financial markets.

        The $11.6 million decrease in net interest income for the first quarter of 2008 compared to the same quarter of 2007 was mainly a result of reduced loan interest income due to lower loan yields and average loan balances. Our average loan yields have declined in line with the general decline in market interest rates that began in September 2007. The lower average loan balances resulted mostly from the sale of the participating interest of approximately $353 million in commercial real estate mortgage loans at the end of March 2007 combined with our efforts to reduce our nonowner-occupied residential construction loan exposure. Interest expense decreased $3.6 million for the first quarter of 2008 compared to the same quarter of 2007 due mainly to a decrease in the cost of our funding sources as market interest rates have declined.

        Our net interest income and net interest margin are driven by the combination of our loan volume, asset yield, proportion of demand deposit balances to total deposits, and disciplined deposit pricing strategy. The 200 basis point decline in market interest rates since December 31, 2007 and the expected further declines in market interest rates for the remainder of 2008 are expected to negatively impact both our future net interest income and net interest margin. Our net interest margin for the first quarter of 2008 was 5.58%, a decrease of 53 basis points when compared to the fourth quarter of 2007 and a decrease of 75 basis points when compared to the first quarter of 2007. The net interest margin was 5.56% in March 2008, down from 5.91% in December 2007. The declines in the net interest margin are due mainly to lower loan yields. The yield on average earning assets was 7.47% for the first quarter of 2008 compared to 8.19% for the fourth quarter of 2007 and 8.44% for the first quarter of 2007. The yield on average loans was 7.57% for the first quarter of 2008 compared to 8.29% for the fourth quarter of 2007 and 8.55% for the first quarter of 2007. Our average loan yield for March 2008 was 7.37%, a decline of 73 basis points from our December 2007 loan yield of 8.10%. The declines in loan yield resulted from reductions in our base lending rate and lower average construction loan balances.

        The cost of deposits and other funding has declined steadily with the decrease in market interest rates. During the first quarter, we adjusted our deposit rates downward as market rates declined. The average cost of deposits was 1.46% for the first quarter of 2008 compared to 1.67% for the fourth quarter of 2007 and 1.51% for the first quarter of 2007. On a monthly basis, deposit cost declined steadily to 1.35% in March 2008 from 1.64% in December 2007. Our relatively low cost of deposits is driven by demand deposit balances, which averaged 39% of average total deposits during the first quarter of 2008. Further, for the first quarter of 2008 the cost of money market deposits was 2.57%, a decline of 49 basis points from the prior quarter, and the cost of time deposits was 3.77%, a decline of 25 basis points from the prior quarter. The overall cost of interest-bearing liabilities decreased to 2.87% for the first quarter of 2008 compared to 3.28% for the fourth quarter of 2007 and 3.41% for the first quarter of 2007 due mostly to lower market interest rates. In line with deposit cost trends, the cost of interest bearing liabilities declined to 2.67% in March 2008 from 3.23% in December 2007. We increased our reliance on FHLB advances during the first quarter of 2008 as a cost-effective source to fund loan growth and deposit flows.

        Provision for Credit Losses.    The amount of the provision for credit losses in each reporting period is a charge against earnings in that reporting period. The provisions for credit losses are based on our reserve methodology and reflect our judgments about the adequacy of the allowance for loan losses and the reserve for unfunded loan commitments. In determining the amount of the provision for credit losses, we consider certain quantitative and qualitative factors including our historical loan loss experience, the volume and type of lending we conduct, the results of our credit review process, the amounts of classified, criticized and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values, off-balance sheet exposures, and other factors regarding collectibility and impairment. To the extent we experience, for example, increased levels of documentation deficiencies, adverse changes in collateral values, or negative changes in economic and business conditions which adversely affect our borrowers, our classified loans may increase. Increases in our classified loans generally result in provisions for credit losses.

        We recorded a $26.0 million provision for credit losses during the first quarter of 2008; such provision was based on our reserve methodology and considered, among other factors, loan charge-offs, the level and trends of classified, criticized, and nonaccrual loans, portfolio concentrations and general market conditions. This compares to a $3.0 million provision in the fourth quarter of 2007 and no provision for the first quarter of 2007.

        Increased provisions for credit losses may be required in the future based on loan and unfunded commitment growth and the effect that changes in economic conditions, such as inflation, unemployment, market interest rate levels and real estate values, have on the ability of borrowers to repay their loans, and other conditions specific to our borrowers' businesses.

        Noninterest Income.    The following table summarizes noninterest income by category for the periods indicated:

	Quarter Ended(1)
	March 31, 2008	December 31, 2007	March 31, 2007
	(Dollars in thousands)
Service charges and fees on deposit accounts	$3,224	$3,029	$2,817
Other commissions and fees	1,519	1,817	1,323
(Loss) gain on sale of loans, net	269	(543)	7,525
Increase in cash surrender value of life insurance	587	649	616
Other income	968	400	2,070

Total noninterest income	$6,567	$5,352	$14,351

    (1)
    Our quarterly results include BFI subsequent to June 25, 2007.

First quarter of 2008 compared to fourth quarter and first quarter of 2007

        Noninterest income for the first quarter of 2008 totaled $6.6 million compared to $5.4 million in the fourth quarter of 2007 and $14.4 million in the first quarter of 2007. The increase compared to the fourth quarter of 2007 is due mostly to increased gain on sale of loans and other income. The net gain on sale of loans was $269,000 and related mostly to the sale of $6.3 million in SBA loans for the first quarter of 2008 compared to a net loss of $543,000 for the fourth quarter of 2007. Other income includes the recognition of discounts related to the payoffs of acquired loans; such amounts were $444,000 for the first quarter of 2008 and $187,000 for the fourth quarter of 2007. The acquired loans with specific discounts have all been repaid.

        The $7.8 million decrease in noninterest income for the first quarter of 2008 compared to the first quarter of 2007 is due mostly to a $6.6 million gain related to the sale of a participating interest in commercial real estate mortgage loans in March 2007 and net gains of $876,000 on the sale of SBA loans. The other income category for the first quarter of 2007 included discounts related to payoffs of acquired loans totaling $1.9 million.

        Noninterest Expense.    The following table summarizes noninterest expense by category for the periods indicated:

	Quarter Ended(1)
	March 31, 2008	December 31, 2007	March 31, 2007
	(Dollars in thousands)
Compensation	$18,846	$16,669	$18,922
Occupancy	4,731	4,871	4,761
Furniture and equipment	1,139	1,183	1,293
Data processing	1,543	1,475	1,558
Other professional services	1,415	1,495	1,437
Business development	756	1,709	707
Communications	824	779	832
Insurance and assessments	540	464	413
Intangible asset amortization	2,530	2,621	2,174
Reorganization costs	—	390	258
Other	2,986	4,689	3,038

Operating noninterest expense	35,310	36,345	35,393
Goodwill write-off	275,000	—	—

Total noninterest expense	$310,310	$36,345	$35,393

Efficiency ratio	481.6%	53.2%	42.2%
Operating efficiency ratio	54.8%	53.2%	42.2%

    (1)
    Our quarterly results include BFI subsequent to June 25, 2007.

First quarter of 2008 compared to fourth quarter and first quarter of 2007

        The first quarter of 2008 operating noninterest expense totaled $35.3 million compared to $36.3 million for the fourth quarter of 2007 and $35.4 million for the first quarter of 2007. The decrease in operating noninterest expense compared to the fourth quarter of 2007 is due to the prior quarter including a $1.4 million prepayment penalty on certain FHLB advances, a $1.0 million contribution, and $390,000 of reorganization charges; there were no such items in the first quarter of 2008. These decreases compared to prior quarter were offset, in part, by higher compensation costs.

        Noninterest expense includes amortization of time-based and performance-based restricted stock, which is included in compensation, and intangible asset amortization. Restricted stock amortization totaled $952,000 for the first quarter of 2008 compared to $1.2 million for the fourth quarter of 2007 and $2.1 million for the first quarter of 2007. The decline in the restricted stock amortization compared to the first quarter of 2007 is due to the suspension in the fourth quarter of 2007 of amortization of certain performance-based restricted stock awards whose vesting is dependent on the attainment of specific long-term financial targets. At that time, we concluded that attainment of these financial targets was less than probable. If and when the attainment of such financial targets is deemed probable in future periods, a catch-up adjustment will be recorded and amortization of such performance-based restricted stock will recommence. Amortization expense for all time-based and performance-based restricted stock awards is estimated to be $4.8 million for 2008. Intangible asset amortization totaled $2.5 million for the first quarter of 2008 and is estimated to be $9.4 million for 2008. The 2008 estimates of both restricted stock award expense and intangible asset amortization are subject to change.

        Income Taxes.    Our statutory income tax rate is approximately 42.0%, representing a blend of the statutory federal income tax rate of 35.0% and the California income tax rate of 10.84%. The effective tax rate on net operating earnings for the first quarter of 2008 was 26.9% compared to 41.1% for the fourth quarter of 2007 and 41.0% for the first quarter of 2007. The effective tax rates shown reflect reductions for credits on certain investments and tax-exempt income. The first quarter of 2008 goodwill write-off is not deductible for tax purposes.

Balance Sheet Analysis

        Loans.    The following table presents the balance of each major category of loans at the dates indicated:

	At March 31, 2008		At December 31, 2007		At March 31, 2007
	Amount	% of total	Amount	% of total	Amount	% of total
	(Dollars in thousands)
Loan Category:
Domestic:
Commercial	$849,850	22%	$852,279	22%	$738,241	19%
Real estate, construction	661,782	17	717,419	18	918,086	24
Real estate, mortgage	2,309,434	59	2,280,963	58	2,037,810	54
Consumer	47,506	1	49,943	1	46,755	1
Foreign:
Commercial	48,737	1	56,916	1	75,548	2
Other, including real estate	906	*	1,206	*	6,342	*

Gross loans	3,918,215	100%	3,958,726	100%	3,822,782	100%
Less: unearned income	(9,208)		(9,508)		(10,332)
Less: allowance for loan losses	(60,199)		(52,557)		(50,352)

Total net loans	$3,848,808		$3,896,661		$3,762,098

Loans held for sale	$57,309		$63,565		$141,594

*
Amount is less than 1%.

        Loans, net of unearned income, and loans held for sale decreased $46.5 million to $4.0 billion at March 31, 2008, from December 31, 2007. The decrease is primarily due to the sale of $34.1 million of nonaccrual loans and the continued emphasis on lowering residential construction loan exposure offset by growth in commercial real estate loan products.

        Allowance for Credit Losses.    The allowance for credit losses is the combination of the allowance for loan losses and the reserve for unfunded loan commitments. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities. Generally, as loans are funded, the amount of the commitment reserve applicable to such funded loans will be transferred from the reserve for unfunded loan commitments to the allowance for loan losses based on our reserving methodology. At March 31, 2008, the allowance for credit losses was comprised of the allowance for loan losses of $60.2 million and the reserve for unfunded loan commitments of $8.7 million.

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

        Our loan portfolio, excluding impaired loans which are evaluated individually, is categorized into several pools for purposes of determining allowance amounts by loan pool. The loan pools we currently evaluate are: commercial real estate construction, residential real estate construction, SBA real estate, real estate other, commercial collateralized, commercial unsecured, SBA commercial, consumer, foreign, asset-based, and factoring. Within these loan pools, we evaluate loans not adversely classified, which we refer to as "pass" credits, separately from adversely classified loans. The allowance amounts for pass rated loans and those loans adversely classified are determined using historical loss rates developed through migration analyses.

        Finally, in order to ensure our allowance methodology is incorporating recent trends and economic conditions, we apply environmental and general economic factors to our allowance methodology including: credit concentrations; delinquency trends; economic and business conditions; external factors such as fuel and building materials prices, and the effects of adverse weather; the quality of lending management and staff; lending policies and procedures; loss and recovery trends; nature and volume of the portfolio; nonaccrual loan trends; other adjustments for items not covered by other factors; problem loan trends; and quality of loan review.

        We recognize the determination of the allowance for loan losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform a sensitivity analysis to provide insight regarding the impact adverse changes in risk ratings may have on our allowance for loan losses. The sensitivity analysis has inherent limitations and is based on various assumptions as of a point in time and, accordingly, it is not necessarily representative of the impact loan risk rating changes may have on the allowance for loan losses. At March 31, 2008, in the event that 1 percent of our loans were downgraded from the pass to substandard category within our current allowance methodology, the allowance for loan losses would increase by approximately $8.8 million. Given current processes employed by the Company, management believes the risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions that could be significant to the Company's financial statements. In addition, current risk ratings are subject to change as we continue to review loans within our portfolio and as our borrowers are impacted by economic trends within their market areas.

        The following table presents the changes in our allowance for credit losses:

	As of or for the
	Quarter Ended March 31, 2008	Year Ended December 31, 2007	Quarter Ended March 31, 2007
	(Dollars in thousands)
Balance at beginning of period	$61,028	$61,179	$61,179
Provision for credit losses	26,000	3,000	—
Net charge-offs	(18,158)	(2,836)	(256)
Reduction for loans sold	—	(2,461)	(2,300)
Additions due to acquisitions	—	2,146	—

Balance at end of period	$68,870	$61,028	$58,623

        The following table presents the changes in our allowance for loan losses for the periods indicated:

	As of or for the
	Quarter Ended March 31, 2008	Year Ended December 31, 2007	Quarter Ended March 31, 2007
	(Dollars in thousands)
Balance at beginning of period	$52,557	$52,908	$52,908
Loans charged off:
Commercial	(108)	(2,091)	(463)
Real estate—construction	(18,335)	(660)	—
Real estate—mortgage	(68)	(454)	(22)
Consumer	(38)	(166)	(36)
Foreign	—	(1,414)	—

Total loans charged off	(18,549)	(4,785)	(521)

Recoveries on loans charged off:
Commercial	356	1,591	162
Real estate—mortgage	26	163	—
Consumer	9	122	103
Foreign	—	73	—

Total recoveries on loans charged off	391	1,949	265

Net charge-offs	(18,158)	(2,836)	(256)
Provision for loan losses	25,800	2,800	—
Reduction for loans sold	—	(2,461)	(2,300)
Additions due to acquisitions	—	2,146	—

Balance at end of period	$60,199	$52,557	$50,352

Ratios:
Allowance for loan losses to loans, net	1.54%	1.33%	1.32%
Allowance for loan losses to nonaccrual loans	188.4%	233.9%	182.6%
Annualized net charge-offs to average loans	1.82%	0.07%	0.02%

        We recorded a $25.8 million provision for loan losses during the first quarter 2008. Based on information currently available, management believes that the allowance for loan losses is adequate and appropriate for the known and inherent risks in our loan portfolio. In making its evaluation, management considers certain quantitative and qualitative factors including the Company's historical loss experience, the volume and type of lending conducted by the Company, the results of our credit review process, the amounts of classified, criticized and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values, and other factors regarding collectibility and impairment. During the first quarter we charged off $16.2 million in residential construction-related nonaccrual loans in connection with the sale of such loans. To the extent we experience, for example, increased levels of documentation deficiencies, adverse changes in collateral values, or negative changes in economic and business conditions which adversely affect our borrowers, our classified loans may increase. Higher levels of classified loans generally result in higher allowances for loan losses.

        The following table presents the changes in our reserve for unfunded loan commitments for the periods indicated:

	As of or for the
	Quarter Ended March 31, 2008	Year Ended December 31, 2007	Quarter Ended March 31, 2007
	(Dollars in thousands)
Balance at beginning of period	$8,471	$8,271	$8,271
Provision	200	200	—

Balance at end of period	$8,671	$8,471	$8,271

        Based on current information, management believes that the reserve for unfunded loan commitments is adequate. In making this determination, we use the same methodology for the reserve for unfunded loan commitments as we do for the allowance for loan losses and consider the same qualitative factors, as well as an estimate of the probability of advances of the commitments correlated to their credit risk rating.

        Credit Quality Credit quality was impacted mostly by three events during the first quarter of 2008: the sale of certain nonaccrual loans, the provision for credit losses, and the reduction in our construction loan exposure. In mid-March we sold $34.1 million of residential construction-related nonaccrual loans at a loss of $16.2 million which was charged to the allowance for credit losses. These loans were collateralized by both residential construction projects and residential land, and we estimated that it would take several quarters to work out these troubled credits. We decided to sell these loans at a substantial discount in order to eliminate from our portfolio the risks presented by these loans and to reduce the distraction their work out would have caused. The provision for credit losses for the first quarter of 2008 was $26.0 million and was based on our reserve methodology and considered, among other factors, the charge-off from the loan sale, the level and trends of classified, criticized, and nonaccrual loans, portfolio concentrations and general market conditions.

        The construction loan portfolio declined $55.6 million during the first quarter of 2008 to $661.8 million at the end of March. Within our construction loan portfolio, we reduced our exposure to nonowner-occupied residential construction loans by $62.6 million to $287.5 million at the end of March from year end 2007.

        The details regarding the nonowner-occupied residential construction loan portfolio as of the dates indicated follows:

				As of December 31, 2007
	As of March 31, 2008
Loan Category
	Balance	Number of loans	Average loan balance	Balance
	(Dollars in thousands)
Residential land	$57,174	42	$1,361	$80,848
Residential nonowner-occupied single family	96,381	61	1,580	133,694
Unimproved residential land	49,761	10	4,976	51,014
Residential multifamily	84,215	19	4,432	84,533

	$287,531	132	$2,178	$350,089

        Nonperforming assets totaled $38.0 million at the end of March, up $12.8 million from the $25.2 million at the end of December. The ratio of nonperforming assets to loans and real estate owned was 0.96% at March 31, 2008 compared to 0.63% at December 31, 2007.

        The following table presents historical credit quality information as of the dates indicated:

	As of
	March 31, 2008	December 31, 2007	March 31, 2007
	(Dollars in thousands)
ALLOWANCE FOR CREDIT LOSSES:
Allowance for loan losses	$60,199	$52,557	$50,352
Reserve for unfunded loan commitments	8,671	8,471	8,271

Allowance for credit losses	$68,870	$61,028	$58,623

NONPERFORMING ASSETS:
Nonaccrual loans	$31,955	$22,473	$27,572
Other real estate owned	6,055	2,736	479

Total nonperforming assets	$38,010	$25,209	$28,051

Allowance for credit losses to loans, net of unearned income	1.76%	1.55%	1.54%
Allowance for credit losses to nonaccrual loans	215.5%	271.6%	212.6%
Allowance for credit losses to nonperforming assets	181.2%	242.1%	209.0%

        No part of the allowance for credit losses is allocated to loans held for sale as they are carried at the lower of aggregate cost or fair value and are shown separately on our balance sheet. The allowance for credit losses applies only to loans held for investment purposes and loan commitments.

        The types of loans included in the nonaccrual category and the accruing and over 30 days past due category as of March 31, 2008 and December 31, 2007 follows:

	Nonaccrual loans		Accruing and over 30 days past due
	Balance as of
Loan category
	3/31/08	12/31/07	3/31/08	12/31/07
	(Dollars in thousands)
SBA guaranteed including 7(a)	$11,011	$7,006	$1,913	$1,109
SBA 504	4,461	3,351	4,485	4,457
Residential construction	7,857	9,475	6,715	9,530
Commercial real estate	4,754	519	2,466	8,795
Commercial	3,213	1,507	6,089	3,397
Residential other	295	6	1,299	65
Residential land	220	220	518	3,003
Other, including foreign	144	389	841	262

	$31,955	$22,473	$24,326	$30,618

        Our ratio of nonaccrual loans to total loans, including loans held for sale, increased to 0.81% at March 31, 2008 from 0.56% at December 31, 2007. Of the SBA 7(a) loans on nonaccrual status at March 31, 2008, the guaranteed portion totals $9.3 million in the aggregate.

        Loans on accrual status, but past due between 30 days and 89 days, which we refer to as "accruing and over 30 days past due," decreased $6.3 million to $24.3 million at March 31, 2008, from $30.6 million at December 31, 2007. Past due loans have the potential to become nonaccrual or adversely classified. Increases in nonaccrual and adversely classified loans generally result in increased provisions for loan losses. While the category of loans accruing and over 30 days past due decreased during the first quarter of 2008, no assurance can be given that such trend will continue.

        A summary of the components of other real estate owned ("OREO") by property type follows at the dates indicated:

	Balance as of
Property Type
	3/31/08	12/31/07
	(Dollars in thousands)
Improved residential land	$3,156	$1,268
Commercial real estate	—	869
Residential real estate	2,899	599

Total	$6,055	$2,736

        OREO increased $3.3 million to $6.1 million as of March 31, 2008. The increase in OREO is due mostly to foreclosure on 8 improved residential lots in Temecula and a condo project in San Diego, which combined total $4.0 million.

        Deposits.    The following table presents the balance of each major category of deposits at the dates indicated:

	At March 31, 2008		At December 31, 2007		At March 31, 2007
	Amount	% of total	Amount	% of total	Amount	% of total
	(Dollars in thousands)
Noninterest-bearing	$1,277,302	38%	$1,211,946	37%	$1,524,895	41%
Interest-bearing:
Interest checking	373,145	11	366,191	11	273,270	7
Money market accounts	1,165,337	36	1,135,307	36	1,182,324	33
Savings	100,505	3	108,223	3	136,822	4
Time deposits under $100,000	136,476	4	138,750	4	227,387	6
Time deposits over $100,000	266,379	8	284,729	9	334,324	9

Total interest-bearing	2,041,842	62	2,033,200	63	2,154,127	59

Total deposits	$3,319,144	100%	$3,245,146	100%	$3,679,022	100%

        The increase in deposits from December 31, 2007 to March 31, 2008 is due largely to increases in transactional deposits which include noninterest-bearing demand deposits, interest checking, money market accounts and savings deposits. At the end of the first quarter of 2007 we introduced new checking products to small business customers located around our branch offices. At March 31, 2008, balances in these new products are included in both the noninterest-bearing and interest checking categories above and totaled $295.0 million, of which approximately $92.0 million were new deposits. We believe that a portion of the decline in our noninterest-bearing deposits since March 31, 2007 represents transfers into the new checking products. The introduction of our sweep product in August 2007 enabled us to return to the Bank approximately $100 million of customer deposits that were previously placed with an external fund manager. At March 31, 2008, the balances in the sweep product were approximately $111.0 million and are included in money market accounts. Deposits by foreign customers, primarily located in Mexico and Canada, totaled $113.8 million, or approximately 3.4% of total deposits.

Regulatory Matters

        The regulatory capital guidelines as well as the actual capital ratios for Pacific Western and the Company as of March 31, 2008, are as follows:

	Minimum Regulatory Requirements	Actual
	Well Capitalized	Pacific Western	Company Consolidated
Tier 1 leverage capital ratio	5.00%	9.09%	9.98%
Tier 1 risk-based capital ratio	6.00%	9.61%	10.55%
Total risk-based capital	10.00%	10.87%	11.80%

        The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities, which totaled $123.0 million at March 31, 2008. Our trust preferred securities are currently included in our Tier I capital for purposes of determining the Company's Tier I and total risk-based capital ratios. The FRB, which is the holding company's banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, effective March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity, less goodwill net of any related deferred income tax liability. The regulations currently in effect through December 31, 2008 limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at March 31, 2008. We expect that our Tier I capital ratios will be at or above the existing well capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

Reincorporation in Delaware

        On April 23, 2008, the Company received shareholder approval in connection with its proposed reincorporation in Delaware under the name PacWest Bancorp. At a special shareholders meeting, 18.4 million shares of First Community's common stock were voted to approve the principal terms of the merger agreement with a wholly owned Delaware subsidiary to effect the reincorporation. The affirmative votes represented 68% of First Community's outstanding shares and 99% of all votes cast at the special meeting. The affirmative vote of a majority of outstanding shares was required to approve the reincorporation proposal.

        In connection with the reincorporation, as previously announced, First Community intends to change its name to PacWest Bancorp. As PacWest Bancorp, the Company's ticker symbol on The Nasdaq Stock Market will change to PACW.

        First Community intends to complete the reincorporation and change its name to PacWest Bancorp effective May 14, 2008, following its 2008 Annual Meeting of Shareholders on May 13, 2008, subject to receipt of all regulatory approvals.

        Other than the change of the Company's name, corporate domicile and Nasdaq ticker symbol, the reincorporation will not result in any change in the business, branch and office locations, management, assets, liabilities or net worth of the Company, nor will it result in any change in location of Company employees, including the Company's management. Additionally, the reincorporation itself will not alter any shareholder's percentage ownership interest, or number of shares owned, in the Company.

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

        Historically, the Bank's primary liquidity source has been its core deposit base. Over the last several years the Bank's reliance on collateralized FHLB advances has increased as one of its sources of affordable and immediately available liquidity. The level of such wholesale funding is monitored based on the Bank's liquidity requirements, and we maintain what we believe to be an acceptable level of this collateralized borrowing capacity available at all times. The Bank's secured borrowing capacity was $937.5 million, of which $394.7 million was available as of March 31, 2008. In addition to the secured borrowing relationship with the FHLB, to meet short term liquidity needs the Bank maintains what we believe are adequate balances in liquid assets, which include Fed funds sold, interest-bearing deposits in other financial institutions, and unpledged investment securities available-for-sale. At March 31, 2008, liquid assets as a percent of total deposits were 4.0% and when available secured borrowings are included this ratio increases to 15.9%. Additionally, the Bank maintains unsecured lines of credit of $165.0 million with correspondent banks for purchase of overnight funds. These lines are subject to availability of funds. Another source of liquidity is the holding company's revolving line of credit for $35.0 million. First Community has no balance outstanding under the Credit Agreement as of the date hereof and reduced the line amount during the first quarter of 2008 to avoid incurring additional fees on the unused portion of the credit line.

        The recent disruption in the credit markets has had the effect of decreasing the overall liquidity in the marketplace. Competition from financial institutions seeking to maintain adequate liquidity has placed upward pressure on the rates paid for customer deposits while at the same time the level of market interest rates has declined. We have lowered the rates paid on certain deposit accounts as market interest rates have declined, consistent with our disciplined deposit pricing strategy; this action, however, has resulted in deposit outflows. We have augmented our funding needs with our collateralized FHLB borrowings. In order to maintain sufficient levels of liquidity given the need to fund loan growth and manage deposit flows, the Bank may also use the secondary market for large denomination time deposits, the availability of which is uncertain and subject to competitive market forces. The Bank did not have any of these large denomination time deposits at March 31, 2008.

        The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from the Bank and our ability to raise capital, issue subordinated debt and secure outside borrowings. The ability of the Company to obtain funds for the payment of dividends to our shareholders and for other cash requirements is largely dependent upon the Bank's earnings. Pacific Western is subject to restrictions under certain federal and state laws and regulations which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. Dividends paid by state banks, such as Pacific Western, are regulated by the DFI under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the first quarter of 2008, First Community received dividends of $106.0 million from the Bank. Further dividends from the Bank to the Company require DFI approval.

        At March 31, 2008, the Company had, on a stand-alone basis, approximately $40.7 million in cash on deposit at the Bank. Management believes this amount of cash is sufficient to cover the Company's operating expenses and expected cash dividends on common stock for the remainder of 2008.

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

        Contractual Obligations.    The known contractual obligations of the Company at March 31, 2008, are as follows:

	At March 31, 2008 and Due
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total Total
	(Dollars in thousands)
Short-term debt obligations	$89,800	$—	$—	$—	$89,800
Long-term debt obligations	—	175,000	50,000	355,173	580,173
Operating lease obligations	12,892	23,120	16,349	25,779	78,140
Other contractual obligations	3,603	7,925	—	—	11,528

Total	$106,295	$206,045	$66,349	$380,952	$759,641

        Debt obligations are discussed in Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements contained in "Item 1. Unaudited Consolidated Financial Statements." Operating lease obligations are discussed in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. The other contractual obligations relate to the minimum liability associated with our data and item processing contract with a third-party provider.

        We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity, and continued deposit gathering activities. We believe we have in place sufficient borrowing mechanisms for short-term liquidity needs.

Off-Balance Sheet Arrangements

        Our obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded. At March 31, 2008, our loan-related commitments, including standby letters of credit and financial guarantees, totaled $1.2 billion. The commitments which result in a funded loan increase our profitability through net interest income. Therefore, during the year, we manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources have been and are expected to be sufficient to meet the cash requirements of our lending activities.

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

        Market risk sensitive instruments are generally defined as derivatives and other financial instruments, which include investment securities, loans, deposits, and borrowings. At March 31, 2008, we had not used any derivatives to alter our interest rate risk profile or for any other reason. However, both the repricing characteristics of our fixed rate loans and floating rate loans, as well as our significant percentage of noninterest-bearing deposits compared to interest-earning assets, may influence our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, interest-bearing deposits in financial institutions, Federal Home Loan Bank stock, investment securities, deposits, borrowings, and subordinated debentures.

        We measure our interest rate risk position on a monthly basis using three methods: (i) net interest income simulation analysis; (ii) market value of equity modeling; and (iii) traditional gap analysis. The results of these analyses are reviewed by the Executive ALM Committee monthly and the Board ALCO quarterly. If hypothetical changes to interest rates cause changes to our simulated net present value of equity and/or net interest income outside our pre-established limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits. We evaluated the results of our net interest income simulation and market value of equity models prepared as of March 31, 2008. These simulation models suggest our balance sheet is asset-sensitive over a one year time horizon and liability sensitive over a longer time horizon. This profile suggests that in a rising interest rate environment, our net interest margin would initially increase and then gradually decrease over time; and during a falling or sustained low interest rate environment, our net interest margin would decrease initially and then gradually increase over time. This fairly neutral profile is due to the assumed repricing characteristics of our loans, deposits and borrowings. Approximately 29% of our loan portfolio is eligible to reprice immediately and another 16% of our loan portfolio having a variable interest rate is currently at its floor rate. We anticipate immediately changing the rates on approximately 20% of our total deposits and borrowings as interest rates change; and we anticipate fully repricing a majority of the remaining interest bearing deposits and borrowings within the 1 to 2 year time horizon, subject to the embedded optionality in our FHLB putable advances. As more assets than liabilities are expected to reprice immediately as interest rates change, the Company is asset sensitive in the near term. After the one year time horizon cumulatively more liabilities than assets are expected to have repriced which suggests a gradual shift to a liability sensitive profile thereafter.

        Net interest income simulation.    We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of March 31, 2008. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

        This analysis calculates the difference between net interest income forecasted using both increasing and declining interest rate scenarios and net interest income forecasted using a base market interest rate derived from the current treasury yield curve. In order to arrive at the base case, we extend our balance sheet at March 31, 2008 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products' pricing as of March 31, 2008. Based on such repricings, we calculated an estimated net interest income and net interest margin. The effects of certain balance sheet attributes, such as fixed-rate loans, floating rate loans that have reached their floors and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that may vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

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

        The following table presents as of March 31, 2008, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points.

Interest rate scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$232,313	5.51%	5.64%	0.29%
Up 200 basis points	$228,409	3.74%	5.55%	0.20%
Up 100 basis points	$223,659	1.58%	5.43%	0.08%
BASE CASE	$220,172	—	5.35%	—
Down 100 basis points	$216,603	(1.62)%	5.26%	(0.09)%
Down 200 basis points	$212,487	(3.49)%	5.16%	(0.19)%
Down 300 basis points	$207,306	(5.84)%	5.03%	(0.32)%

        Our simulation results as of March 31, 2008 indicate our interest rate risk position was asset sensitive as the simulated impact of an immediate upward movement in interest rates would result in increases in net interest income over the subsequent 12 month period while an immediate downward movement in interest rates would result in a decrease in net interest income over the next 12 months. In comparing the March 31, 2008, simulation results to December 31, 2007, we have become more asset sensitive. The increase in our asset sensitivity is mostly a result of the repayment of overnight borrowings from the FHLB.

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

        The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at March 31, 2008. The following table shows the projected change in the market value of equity for the set of rate shocks presented as of March 31, 2008:

Interest rate scenario	Estimated Market Value	Percentage Change From Base	Percentage of total assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$1,081,218	(4.73)%	22.1%	126.0%
Up 200 basis points	$1,102,164	(2.88)%	22.5%	128.4%
Up 100 basis points	$1,120,911	(1.23)%	22.9%	130.6%
BASE CASE	$1,134,895	—	23.2%	132.2%
Down 100 basis points	$1,142,284	0.65%	23.3%	133.1%
Down 200 basis points	$1,136,984	0.18%	23.2%	132.5%
Down 300 basis points	$1,157,807	2.02%	23.7%	134.9%

        The results of our market value of equity model indicated a fairly neutral interest rate risk profile demonstrated by the minimal change in the market value of equity in the up or down interest rate scenarios compared to the "base case". the March 31, 2008, simulation results to December 31, 2007, we have become less liability sensitive as the duration of our liabilities has increased as a result of the repayment of overnight borrowings from the FHLB.

        Gap analysis.    As part of the interest rate management process, we use a gap analysis. A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest-sensitive assets and interest-bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match the volume of interest sensitive assets and interest bearing liabilities repricing over different time intervals. The following table illustrates the volume and repricing characteristics of our balance sheet at March 31, 2008 over the indicated time intervals:

	At March 31, 2008
	Amounts Maturing or Repricing In
	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Non- sensitive(1)	Total
	(Dollars in thousands)
ASSETS
Cash and deposits in financial institutions	$286	$—	$—	$—	$129,653	$129,939
Federal funds sold	—	—	—	—	—	—
Investment securities	40,729	5,170	28,602	75,963	—	150,464
Loans, net of unearned income	1,731,388	242,218	940,985	1,051,725	—	3,966,316
Other assets	—	—	—	—	645,997	645,997

Total assets	$1,772,403	$247,388	$969,587	$1,127,688	$775,650	$4,892,716

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing demand deposits	$—	$—	$—	$—	$1,277,302	$1,277,302
Interest-bearing demand, money market and savings	1,638,987	—	—	—	—	1,638,987
Time deposits	190,752	183,372	28,731	—	—	402,855
Borrowings	44,800	45,000	225,000	225,000	—	539,800
Subordinated debentures	87,631	—	20,619	18,558	3,365	130,173
Other liabilities	—	—	—	—	45,286	45,286
Shareholders' equity	—	—	—	—	858,313	858,313

Total liabilities and shareholders' equity	$1,962,170	$228,372	$274,350	$243,558	$2,184,266	$4,892,716

Period gap	$(189,767)	$19,016	$695,237	$884,130	$(1,408,616)
Cumulative interest-earning assets	$1,772,403	$2,019,791	$2,989,378	$4,117,066
Cumulative interest-bearing liabilities	$1,962,170	$2,190,542	$2,464,892	$2,708,450
Cumulative gap	$(189,767)	$(170,751)	$524,486	$1,408,616
Cumulative interest-earning assets to cumulative interest-bearing liabilities	90.3%	92.2%	121.3%	152.0%
Cumulative gap as a percent of:
Total assets	(3.9)%	(3.5)%	10.7%	28.8%
Interest earning assets	(4.6)%	(4.1)%	12.7%	34.2%

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

        The preceding table indicates that we had a negative one year cumulative gap of $170.8 million at March 31, 2008 a decrease of $162.9 from the negative gap position of $333.7 million at December 31, 2007. The decrease in the negative gap is the result of replacing overnight borrowings with long-term borrowing arrangements during the first quarter of 2008. This gap position suggests that we are liability-sensitive and if rates were to increase, our net interest margin would most likely decrease. Conversely, if rates were to decrease, our net interest margin would most likely increase. The ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year at March 31, 2008 is 92.2%. This one year gap position indicates that interest expense is likely to be affected to a greater extent than interest income for any changes in interest rates within one year from March 31, 2008.

        The Bank entered into two fixed rate term advances with FHLB totaling $300 million during the fourth quarter of 2007 and three fixed rate term advances with the FHLB totaling $150 million during the first quarter of 2008. These advances may be called by the FHLB on various call dates as detailed in Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements contained in "Item 1. Unaudited Condensed Consolidated Financial Statements."

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

ITEM 3.    Quantitative and Qualitative Disclosure about Market Risk

        Please see the section above titled "Asset/Liability Management and Interest Rate Sensitivity" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" which provides an update to our quantitative and qualitative disclosure about market risk. This analysis should be read in conjunction with text under the caption "Quantitative and Qualitative Disclosure About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2007, which text is incorporated herein by reference. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 regarding such forward-looking information.

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

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

        There have been no material developments in our legal proceedings previously reported in Item 3 to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

ITEM 1A.    Risk Factors

        There have been no material changes with respect to the risk factors described in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which Item 1A. is incorporated herein by reference.

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

        The following table presents stock purchases made during the fist quarter of 2008 under our publicly announced share repurchase program and purchases made by the DDCP:

			Publicly Announced Share Repurchase Programs
	Total Shares Purchased	Average Price Per Share	Total Shares Purchased	Average Price Per Share	Approximate Dollar Value of Shares that May Yet Be Purchased
January 1 - January 31, 2008	—	$0.00	—	$0.00
February 1 - February 29, 2008	—	$0.00	—	$0.00
March 1 - March 31, 2008	7,490	$25.04	—	$0.00

Total	7,490	$25.04	—	$0.00	$36,247,000

ITEM 6.    Exhibits

Exhibit Number	Description
3.1	Restated Articles of Incorporation of First Community Bancorp, dated April 26, 2006 (Exhibit 3.1 to Form 10 Q filed on May 5, 2006 and incorporated herein by this reference).
3.2	Amended and Restated Bylaws of First Community Bancorp, dated May 2, 2007. (Exhibit 3.2 to Form 10 Q filed on May 4, 2007 and incorporated herein by this reference).
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST COMMUNITY BANCORP

Date: May 12, 2008

/s/ VICTOR R. SANTORO Victor R. Santoro Executive Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
  ITEM 1. Unaudited Condensed Consolidated Financial Statements
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
  ITEM 4. Controls and Procedures
PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 1A. Risk Factors
  ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
  ITEM 6. Exhibits
SIGNATURES