Form 10-Q
period 2008-06-30
PACWEST BANCORP
filed 2008-08-07
CIK 1102112

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 00-30747

PACWEST BANCORP
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	33-0885320 (I.R.S. Employer Identification Number)
401 West "A" Street San Diego, California (Address of principal executive offices)	92101 (Zip Code)
(619) 233-5588 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of August 4, 2008 there were 27,196,853 shares of the registrant's common stock outstanding, excluding 975,950 shares of unvested restricted stock.

See "Notes to Unaudited Condensed Consolidated Financial Statements."

 PART I—FINANCIAL INFORMATION

ITEM 1.    Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Dollars in thousands, except share data)
Assets:
Cash and due from banks	$117,862	$99,363
Federal funds sold	9,000	2,000

Total cash and cash equivalents	126,862	101,363
Interest-bearing deposits in financial institutions	253	420
Investments:
Federal Home Loan Bank stock, at cost	33,944	26,649
Securities available-for-sale (amortized cost of $109,644 at June 30, 2008 and $105,984 at December 31, 2007)	109,460	106,888

Total investments	143,404	133,537
Loans, held for sale	—	63,565
Loans, net of unearned income	3,905,056	3,949,218
Less allowance for loan losses	(59,777)	(52,557)

Net loans	3,845,279	3,896,661
Premises and equipment, net	25,718	26,327
Other real estate owned, net	9,886	2,736
Accrued interest receivable	14,978	18,555
Goodwill	—	761,990
Core deposit and customer relationship intangibles	38,771	43,785
Cash surrender value of life insurance	69,340	67,846
Other assets	68,833	62,255

Total assets	$4,343,324	$5,179,040

Liabilities and Stockholders' Equity:
Deposits:
Noninterest-bearing	$1,239,098	$1,211,946
Interest-bearing	1,953,115	2,033,200

Total deposits	3,192,213	3,245,146
Accrued interest payable and other liabilities	44,960	45,054
Borrowings	601,300	612,000
Subordinated debentures	130,107	138,488

Total liabilities	3,968,580	4,040,688

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 50,000,000 shares; issued and outstanding 28,184,978 at June 30, 2008 and 28,002,382 at December 31, 2007 (includes 1,010,288 and 861,269 shares of unvested restricted stock, respectively)	282	280
Capital surplus	929,416	936,328
Retained earnings (accumulated deficit)	(554,848)	201,220
Accumulated other comprehensive (loss) income—unrealized (loss) gain on securities available-for-sale, net	(106)	524

Total stockholders' equity	374,744	1,138,352

Total liabilities and stockholders' equity	$4,343,324	$5,179,040

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Quarter Ended			Six Months Ended June 30,
	6/30/08	3/31/08	6/30/07	2008	2007
	(In thousands, except per share data)
Interest income:
Interest and fees on loans	$69,536	$75,653	$84,277	$145,189	$175,226
Interest on federal funds sold	23	40	909	63	1,123
Interest on deposits in financial institutions	2	3	6	5	12
Interest on investment securities	1,861	1,701	1,362	3,562	2,738

Total interest income	71,422	77,397	86,554	148,819	179,099

Interest expense:
Deposits	8,919	11,821	13,731	20,740	27,156
Borrowings	4,680	5,307	3,414	9,987	10,166
Subordinated debentures	2,051	2,409	2,955	4,460	5,888

Total interest expense	15,650	19,537	20,100	35,187	43,210

Net interest income before provision for credit losses	55,772	57,860	66,454	113,632	135,889
Provision for credit losses	3,500	26,000	—	29,500	—

Net interest income after provision for credit losses	52,272	31,860	66,454	84,132	135,889

Noninterest income:
Service charges on deposit accounts	3,205	3,224	2,850	6,429	5,667
Other commissions and fees	1,812	1,519	1,976	3,331	3,299
Gain (loss) on sale of loans, net	(572)	269	1,779	(303)	9,304
Increase in cash surrender value of life insurance	617	587	627	1,204	1,243
Other income	339	968	297	1,307	2,367

Total noninterest income	5,401	6,567	7,529	11,968	21,880

Noninterest expense:
Compensation	18,919	18,846	18,267	37,765	37,189
Occupancy	4,884	4,731	4,725	9,615	9,486
Furniture and equipment	1,046	1,139	1,195	2,185	2,488
Data processing	1,604	1,543	1,467	3,147	3,025
Other professional services	1,669	1,415	1,795	3,084	3,232
Business development	849	756	849	1,605	1,556
Communications	816	824	841	1,640	1,673
Insurance and assessments	810	540	378	1,350	791
Intangible asset amortization	2,484	2,530	2,305	5,014	4,479
Reorganization charges	258	—	1,083	258	1,341
Legal settlement	780	—	—	780	—
Goodwill write-off	486,701	275,000	—	761,701	—
Other	3,264	2,986	3,092	6,250	6,130

Total noninterest expense	524,084	310,310	35,997	834,394	71,390

(Loss) earnings before income taxes	(466,411)	(271,883)	37,986	(738,294)	86,379
Income taxes	8,103	840	15,461	8,943	35,308

Net (loss) earnings	$(474,514)	$(272,723)	$22,525	$(747,237)	$51,071

Number of outstanding shares (weighted average):
Basic	27,166.8	27,145.2	28,885.9	27,156.0	28,876.6
Diluted	27,166.8	27,145.2	29,015.8	27,156.0	29,007.4
(Loss) earnings per share:
Basic	$(17.47)	$(10.05)	$0.78	$(27.52)	$1.77
Diluted	$(17.47)	$(10.05)	$0.78	$(27.52)	$1.76

See "Notes to Unaudited Condensed Consolidated Financial Statements."

 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Quarter Ended			Six Months Ended June 30,
	6/30/08	3/31/08	6/30/07	2008	2007
	(Dollars in thousands)
Net (loss) earnings	$(474,514)	$(272,723)	$22,525	$(747,237)	$51,071
Other comprehensive income, net of related income taxes:
Unrealized holding (losses) gains on securities arising during the period	(1,193)	563	(343)	(630)	(174)

Comprehensive net (loss) income	$(475,707)	$(272,160)	$22,182	$(747,867)	$50,897

See "Notes to Unaudited Condensed Consolidated Financial Statements."

 UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock
				Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Capital Surplus			Total
	(Dollars in thousands, except share data)
Balance at December 31, 2007	28,002,382	$280	$936,328	$201,220	$524	$1,138,352
Net loss	—	—	—	(747,237)	—	(747,237)
Exercise of stock options	1,000	—	30	—	—	30
Tax deficiency from vesting of restricted stock	—	—	(252)	—	—	(252)
Restricted stock awarded and earned stock compensation, net of shares forfeited	193,720	2	2,430	—	—	2,432
Restricted stock surrendered	(12,124)	—	(288)	—	—	(288)
Cash dividends paid ($0.64 per share)	—	—	(8,832)	(8,831)	—	(17,663)
Other comprehensive income—decrease in net unrealized gain on securities available-for-sale, net of tax effect of $456 thousand	—	—	—	—	(630)	(630)

Balance at June 30, 2008	28,184,978	$282	$929,416	$(554,848)	$(106)	$374,744

See "Notes to Unaudited Condensed Consolidated Financial Statements."

 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
	(Dollars in thousands)
Cash flows from operating activities:
Net (loss) earnings	$(747,237)	$51,071
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Goodwill write-off	761,701	—
Depreciation and amortization	7,453	7,206
Provision for credit losses	29,500	—
Loss (gain) on sale of loans	303	(9,304)
Loss (gain) on sale of premises and equipment	12	(26)
Proceeds from sale of loans held for sale	7,868	78,350
Origination of loans held for sale	(1,665)	(13,430)
Restricted stock amortization	2,432	4,582
Deficit (excess) tax benefit from stock option exercises and restricted and performance stock vesting	252	(1,951)
Increase (decrease) in accrued and deferred income taxes, net	(7,665)	10,333
Increase in other assets	3,664	824
Decrease in accrued interest payable and other liabilities	1,065	7,654
Dividends on FHLB stock	(695)	(746)

Net cash provided by operating activities	56,988	134,563

Cash flows from investing activities:
Net cash and cash equivalents paid in acquisitions	—	(1,566)
Net decrease in net loans outstanding	47,676	77,102
Proceeds from sale of loans	22,110	355,239
Net decrease in deposits in financial institutions	167	79
Securities available-for-sale:
Maturities	25,813	29,412
Purchases	(29,316)	(20,877)
Net (purchases) redemptions of FHLB stock	(6,600)	12,185
Proceeds from sale of other real estate owned	846	479
Purchases of premises and equipment, net	(2,185)	(2,929)
Proceeds from sale of premises and equipment	54	110

Net cash provided by investing activities	58,565	449,234

Cash flows from financing activities:
Net increase (decrease) in deposits:
Noninterest-bearing	27,152	(117,098)
Interest-bearing	(80,085)	(157,883)
Redemptions of subordinated debentures	(8,248)	(10,310)
Net repurchases of common stock	—	(9,521)
Net (surrenders) proceeds from exercise and vesting of stock awards	(258)	109
Deficit (excess) tax benefit from stock option exercises and restricted and performance stock vesting	(252)	1,951
Net decrease in borrowings	(10,700)	(196,700)
Repayment of acquired debt	—	(83,700)
Cash dividends paid	(17,663)	(18,928)

Net cash used in financing activities	(90,054)	(592,080)

Net increase in cash and cash equivalents	25,499	(8,283)
Cash and cash equivalents at beginning of period	101,363	150,910

Cash and cash equivalents at end of period	$126,862	$142,627

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$35,516	$43,110
Cash paid during period for income taxes	$16,556	25,073
Transfer of loans to other real estate owned	8,355	98
Transfer from loans held-for-sale to loans	57,034	24,944
Transfer from loans to loans held-for-sale	22,085	379,692

See "Notes to Unaudited Condensed Consolidated Financial Statements."

NOTE 1—BASIS OF PRESENTATION

        PacWest Bancorp, formerly known as First Community Bancorp, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our banking subsidiary. As of June 30, 2008, our sole banking subsidiary was Pacific Western Bank, which we refer to as Pacific Western or the Bank. When we say "we", "our" or the "Company", we mean the Company on a consolidated basis with the Bank. When we refer to "PacWest" or to the holding company, we are referring to the parent company on a stand-alone basis.

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

        At a special meeting of the Company's shareholders held on April 23, 2008, the shareholders approved the reincorporation of the Company in Delaware from California and the change of the Company's name to PacWest Bancorp from First Community Bancorp. The reincorporation became effective on May 14, 2008. In connection with the reincorporation, the Company's certificate of incorporation in Delaware authorizes 50,000,000 shares of common stock with a par value of $0.01 per share and 5,000,000 shares of preferred stock with a par value of $0.01 per share.

        In connection with the reincorporation and name change, the Company also changed its ticker symbol on the NASDAQ Global Select Market to "PACW." Other than the name change, change in ticker symbol and change in corporate domicile, the reincorporation did not result in any change in the business, physical location, management, assets, liabilities or total stockholders' equity of the Company, nor did it result in any change in location of the Company's employees, including the Company's management. Additionally, the reincorporation did not alter any shareholder's percentage ownership interest, or number of shares owned, in the Company.

        The stockholders' equity sections of the accompanying consolidated financial statements have been restated retroactively to give effect to the reincorporation. Such reclassification had no effect on the results of operations or the total amount of stockholders' equity.

  (a) Basis of Presentation

        The accounting and reporting policies of the Company are in accordance with U.S. generally accepted accounting principles, which we refer to as GAAP. All significant intercompany balances and transactions have been eliminated.

        Our financial statements reflect all adjustments that are, in the opinion of management, necessary to present a fair statement of the results for the interim periods presented. Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The interim operating results are not necessarily indicative of operating results for the full year.

  (b) Use of Estimates

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the

NOTE 1—BASIS OF PRESENTATION (Continued)

reporting period to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowance for credit losses, the carrying values of intangible assets and the realization of deferred tax assets.

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

        The following table presents the activity in the merger-related liability account for the six months ended June 30, 2008:

	Severance and Employee- related	System Conversion and Integration	Asset Write- downs, Lease Terminations and Other Facilities- related	Other	Total
	(Dollars in thousands)
Balance at December 31, 2007	$31	$—	$1,337	$309	$1,677
Cash outlays	(12)	—	(404)	(36)	(452)

Balance at June 30, 2008	$19	$—	$933	$273	$1,225

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill and intangible assets arise from purchase business combinations. The goodwill previously recorded had been assigned to our one reporting segment, banking. Goodwill and other intangible assets generated from purchase business combinations and deemed to have indefinite lives are not subject to amortization and are instead tested for impairment at least annually. As a result of the volatility in the banking industry and the effect such volatility has had on banking stocks since the beginning of 2008, including PacWest Bancorp's common stock, during both the first and second quarters we engaged an independent valuation consultant to assist us in determining whether and to what extent our goodwill asset was impaired. Based on these analyses, we wrote-off $275.0 million of goodwill in the first quarter of 2008 and wrote-off the remaining balance of our goodwill totaling $486.7 million in the second quarter of 2008. Such charges had no effect on the Company's or the Bank's cash balances or liquidity. In addition, because goodwill and other intangible assets are not included in the calculation of regulatory capital, the Company's and the Bank's well-capitalized regulatory ratios are not affected by this non-cash expense.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The analyses compared the implied fair value of goodwill to the carrying amount of goodwill on the Company's balance sheet. Since the carrying amount of the goodwill exceeded the implied fair value of that goodwill, an impairment loss was recognized in an amount equal to that excess. The implied fair value of goodwill was determined in the same manner as goodwill recognized in a business combination would be determined. That is, the estimated fair value of the Company was allocated to all of the Company's individual assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the Company was the price paid to acquire it. The allocation process was performed only for purposes of determining the amount of goodwill impairment, as no assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process.

        The following table presents the changes in goodwill for the six months ended June 30, 2008:

Six Months Ended June 30, 2008
(Dollars in thousands)
Balance as of January 1, 2008	$761,990
Adjustments related to 2007 acquisitions	(289)
Write-offs	(761,701)

Balance as of June 30, 2008	$—

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

        The following table presents the changes in the gross amounts of core deposit and customer relationship intangibles and the related accumulated amortization for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007
	(Dollars in thousands)
Gross amount:
Balance as of January 1,	$70,463	$67,773
Additions	—	342

Balance as of June 30,	70,463	68,115

Accumulated amortization:
Balance as of January 1,	(26,678)	(17,346)
Amortization	(5,014)	(4,479)

Balance as of June 30,	(31,692)	(21,825)

Net balance as of June 30,	$38,771	$46,290

NOTE 4—INVESTMENT SECURITIES

        The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale as of June 30, 2008 are as follows:

	June 30, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Government-sponsored entity securities	$32,384	$285	$89	$32,580
Municipal securities	8,290	181	2	8,469
Mortgage-backed and other securities	68,970	137	696	68,411

Total	$109,644	$603	$787	$109,460

        At June 30, 2008, we held approximately $78.4 million of AAA-rated debt securities comprised of both direct obligations and mortgage-backed debt securities issued by the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). We do not own any equity securities issued by Fannie Mae or Freddie Mac. The contractual maturity distribution based on amortized cost and fair value as of June 30, 2008, is shown below. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity Distribution as of June 30, 2008
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$6,653	$6,731
Due after one year through five years	18,814	19,082
Due after five years through ten years	22,122	22,187
Due after ten years	62,055	61,460

Total	$109,644	$109,460

        The following table presents the fair value and unrealized losses on securities that were temporarily impaired as of June 30, 2008:

	Impairment Period
	Less than 12 months		12 months or longer		Total
Descriptions of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Government-sponsored entity securities	$11,905	$89	$—	$—	$11,905	$89
Municipal securities	383	2	—	—	383	2
Mortgage-backed securities	35,232	578	5,573	118	40,805	696

Total temporarily impaired securities	$47,520	$669	$5,573	$118	$53,093	$787

        All individual securities that have been in a continuous unrealized loss position for 12 months or longer at June 30, 2008 are mortgaged-backed securities that have been issued by U.S. government-sponsored entities and have a AAA credit rating as determined by various rating agencies. These

NOTE 4—INVESTMENT SECURITIES (Continued)

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

        As of June 30, 2008 securities available-for-sale with a fair value of $107.5 million were pledged as security for borrowings, public deposits and other purposes as required by various statutes and agreements.

NOTE 5—NET EARNINGS (LOSS) PER SHARE

        The following is a summary of the calculation of basic and diluted net earnings (loss) per share for the periods indicated:

	Quarter Ended			Six Months Ended June 30,
	6/30/08	3/31/08	6/30/07	2008	2007
	(In thousands, except per share data)
Net earnings (loss)	$(474,514)	$(272,723)	$22,525	$(747,237)	$51,071
Weighted average shares outstanding used for basic net earnings per share	27,166.8	27,145.2	28,885.9	27,156.0	28,876.6
Effect of dilutive restricted stock and stock options	—	—	129.9	—	130.8

Diluted weighted average shares outstanding	27,166.8	27,145.2	29,015.8	27,156.0	29,007.4

Earnings per share:
Basic earnings per share	$(17.47)	$(10.05)	$0.78	$(27.52)	$1.77
Diluted earnings per share	$(17.47)	$(10.05)	$0.78	$(27.52)	$1.76

        In calculating the common stock equivalents for purposes of diluted earnings per share, we selected the transition method provided by FASB Staff Position FAS123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. Diluted earnings per share do not include all potentially dilutive shares that may result from outstanding stock options and restricted stock awards that may eventually vest. The number of common shares underlying stock options and shares of restricted stock which were outstanding but not included in the calculation of diluted net earnings per share were 1,011,600 and 761,627 for the quarters ended June 30, 2008 and 2007 and 1,011,600 and 760,735 for the six months ended June 30, 2008 and 2007.

NOTE 6—STOCK COMPENSATION

Time-based and Performance-based Restricted Stock.

        At June 30, 2008, there were outstanding 490,288 shares of unvested time-based restricted common stock and 520,000 shares of unvested performance-based restricted common stock awarded in 2006 and 2007. The awarded shares of time-based restricted common stock vest over a service period of three to five years from date of the grant. The awarded shares of performance-based restricted common stock vest in full on the date the Compensation, Nominating and Governance ("CNG") Committee of the Board of Directors, as Administrator of the Company's 2003 Stock Incentive Plan (the "2003 Plan"), determines that the Company achieved certain financial goals established by the CNG Committee as set forth in the grant documents. Both time-based and performance-based restricted common stock vest

NOTE 6—STOCK COMPENSATION (Continued)

immediately upon a change in control of the Company as defined in the 2003 Plan and upon death of the employee.

        Compensation expense related to awards of restricted stock is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. The vesting of performance-based restricted stock awards and recognition of related compensation expense may occur over a shorter vesting period if financial performance targets are achieved earlier than anticipated. During the fourth quarter of 2007 we determined that attainment of the financial targets related to the performance-based restricted stock prior to their expiration was less than probable and suspended amortization of the expense related to these awards. If and when the attainment of such financial targets is deemed probable in future periods, a catch-up adjustment will be recorded and amortization of such performance-based restricted stock will continue. The unvested performance-based restricted stock awarded in 2006 expires in 2013. The unvested performance-based restricted stock awarded in 2007 expires in 2017. Restricted stock amortization totaled $1.5 million and $2.4 million for the quarters ended June 30, 2008 and 2007 and $2.4 million and $4.6 million for the six months ended June 30, 2008 and 2007. Such amounts are included in compensation expense in the accompanying consolidated statements of earnings.

        The Company's 2003 Plan permits stock based compensation awards to officers, directors, key employees and consultants. The 2003 Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 3,500,000 shares of authorized but unissued Company common stock, subject to adjustments provided by the 2003 Plan. As of August 4, 2008, there were 457,985 shares available for grant under the 2003 Plan.

NOTE 7—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS

Borrowings.

        The following table summarizes information on our FHLB advances outstanding, by maturity dates, as of June 30, 2008:

Year of Maturity	Amount	Rate	Next Date Callable by FHLB
	(Dollars in thousands)
Overnight	$106,300	3.12%	N/A
2008	45,000	4.78%	N/A
2009	100,000	3.63%	12/7/2008
2010	75,000	3.04%	1/11/2009
2013	50,000	2.71%	1/11/2009(1)
2017	200,000	3.16%	12/11/2008(1)
2018	25,000	2.61%	1/11/2009(1)

Total	$601,300	3.28%

    (1)
    Quarterly thereafter.

        With the exception of overnight borrowings and the $45 million advance due in December 2008, the Bank has entered into a series of fixed rate term advances with the FHLB that have a call option. These advances may be called by the FHLB on the next call date noted above. While the FHLB may call the advances to be repaid for any reason, they are likely to be called if market interest rates are higher than the advances' stated rates on the call dates. If the advances are called by the FHLB, there is no prepayment penalty. We may repay the advances at any time with a prepayment penalty; such

NOTE 7—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS (Continued)

prepayment penalty would be determined at that time. Our aggregate remaining secured borrowing capacity from the FHLB was $353.3 million at June 30, 2008. Additionally, the Bank maintains unsecured lines of credit of $165.0 million with correspondent banks for the purchase of overnight funds; these lines are subject to availability of funds.

        The Company has a revolving credit line with U.S. Bank, N.A. for $35.0 million. The line matures on August 30, 2008 and is secured by a pledge of all of the outstanding capital stock of Pacific Western. The credit agreement requires the Company to maintain certain financial and capital ratios, among other covenants and conditions. Such covenants include minimum regulatory capital ratios, maximum debt ratios, a minimum return on average assets, minimum and maximum credit quality ratios, and dividend payment limitations. As of June 30, 2008, we, and where applicable, Pacific Western, were in compliance with all covenants covering the agreement. We pay a fee of 25 basis points on the unused amounts. There were no amounts outstanding under the revolving credit agreement as of June 30, 2008 or at the date hereof. We reduced the line amount during the first quarter of 2008 to avoid incurring additional fees on the unused portion of the credit line.

Subordinated Debentures.

        The Company had an aggregate of $130.1 million subordinated debentures outstanding at June 30, 2008. During the first quarter we redeemed $8.2 million of subordinated debentures. The remaining subordinated debentures were issued in seven separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us or entities we have acquired, which in turn issued trust preferred securities, which total $123.0 million at June 30, 2008. These trust preferred securities are presently considered Tier 1 capital for regulatory purposes. With the exception of Trust I and Trust CI, the subordinated debentures are callable at par, only by the issuer, five years from the date of issuance, subject to certain exceptions. We are permitted to call the debentures in the first five years if the prepayment election relates to one of the following three events: (i) a change in the tax treatment of the debentures stemming from a change in the IRS laws; (ii) a change in the regulatory treatment of the underlying trust preferred securities as Tier 1 capital; and (iii) a requirement to register the underlying trust as a registered investment company. However, redemption in the first five years is subject to a prepayment penalty. Trust I and Trust CI may not be called for 10 years from the date of issuance unless one of the three events described above has occurred and then a prepayment penalty applies. In addition, there is a prepayment penalty if either of these debentures is called 10 to 20 years from the date of their issuance and they may be called at par after 20 years. The proceeds of the subordinated debentures were used primarily to fund several of our acquisitions and to augment regulatory capital.

NOTE 7—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS (Continued)

        The following table summarizes the terms of each issuance of the subordinated debentures outstanding at June 30, 2008:

Series	Date issued	Amount	Maturity	Earliest Call Date by Company without Penalty(1)	Fixed or Variable Rate	Rate Index	Current Rate(2)	Next Reset Date
	(Dollars in thousands)
Trust CI(3)	3/23/2000	$10,310	3/8/2030	3/8/2020	Fixed	N/A	11.00%	N/A
Trust I	9/7/2000	8,248	9/7/2030	9/7/2020	Fixed	N/A	10.60%	N/A
Trust V	8/15/2003	10,310	9/17/2033	9/17/2008	Variable	3 month LIBOR + 3.10	5.91%	9/17/2008
Trust VI	9/3/2003	10,310	9/15/2033	9/15/2008	Variable	3 month LIBOR + 3.05	5.83%	9/15/2008
Trust CII(3)	9/17/2003	5,155	9/17/2033	9/17/2009	Variable	3 month LIBOR + 2.95	5.76%	9/17/2008
Trust VII	2/5/2004	61,856	4/23/2034	4/23/2009	Variable	3 month LIBOR + 2.75	5.55%	10/29/2008
Trust CIII(3)	8/15/2005	20,619	9/15/2035	9/15/2010	Fixed(4)	N/A	5.85%	9/15/2010
Unamortized premium(5)		3,299

Total		$130,107

(1)
As described above, certain issuances may be called earlier without penalty upon the occurrence of certain events.

(2)
As of July 28, 2008; excludes debt issuance costs.

(3)
Acquired in the Community Bancorp acquisition.

(4)
Interest rate is fixed until 9/15/2010 and then is variable at a rate of 3-month LIBOR + 1.69%.

(5)
This amount represents the fair value adjustment to the four trusts that we acquired during 2006.

        As previously mentioned, the subordinated debentures were issued to trusts established by us, or entities we acquired, which in turn issued $123.0 million of trust preferred securities. These securities are currently included in our Tier I capital for purposes of determining the Company's Tier I and total risk-based capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company's banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, beginning March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less certain intangibles, including goodwill, core deposit intangibles and customer relationship intangibles, net of any related deferred income tax liability. The regulations currently in effect through December 31, 2008, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for permitted intangibles. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at June 30, 2008. We expect that our Tier I capital ratios will be at or above the existing well-capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

Brokered Deposits.

        Brokered deposits totaled $88.3 million at June 30, 2008 and are included in the interest-bearing deposits balances on the accompanying consolidated balance sheet. Such amount includes $17.7 million

NOTE 7—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS (Continued)

of customer deposits that were subsequently participated with other FDIC insured financial institutions as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits.

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

        Commitments to extend credit amounting to $1.1 billion were outstanding as of June 30, 2008 and December 31, 2007. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

        Standby letters of credit and financial guarantees amounting to $84.7 million and $90.9 million were outstanding as of June 30, 2008 and December 31, 2007. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees expire within one year from the date of issuance. The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate that any material loss will result from the outstanding commitments to extend credit, standby letters of credit or financial guarantees.

        The Company has investments in several small business investment companies and in low income housing project partnerships which provide the Company income tax credits. As of June 30, 2008 the Company had commitments to contribute capital to these entities totaling $433,000.

        Legal Matters

        On June 8, 2004, the Company was served with an amended complaint naming First Community, the predecessor to PacWest Bancorp, and Pacific Western as defendants in a class action lawsuit filed in Los Angeles Superior Court pending as Gilbert et. al v. Cohn et al, Case No. BC310846 (the "Gilbert Litigation"). A former officer of First Charter Bank, N.A. ("First Charter"), which the Company acquired in October 2001, was also named as a defendant. That former officer left First Charter in May of 1997 and later became a principal of Four Star Financial Services, LLC ("Four Star"), an affiliate of 900 Capital Services, Inc. ("900 Capital").

        On April 18, 2005, the plaintiffs filed the second amended class action complaint. The second amended complaint alleged that the former officer of First Charter improperly induced several First Charter customers to invest in 900 Capital or affiliates of 900 Capital and further alleges that Four Star, 900 Capital and some of their affiliated entities perpetuated a fraud upon investors through various accounts at First Charter and Pacific Western with those banks' purported knowing participation in and/or willful ignorance of the scheme. The key allegations in the second amended complaint dated back to the mid-1990s and the second amended complaint alleged several counts for relief including aiding and abetting, conspiracy, fraud, breach of fiduciary duty, relief pursuant to the

NOTE 8—COMMITMENTS AND CONTINGENCES (Continued)

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

        On August 12, 2005, the Company was notified by Progressive Casualty Insurance Company ("Progressive"), its primary insurance carrier with respect to the Gilbert Litigation, that Progressive had determined that, based upon the allegations in the second amended complaint filed in the Gilbert Litigation, there was no coverage with respect to the Gilbert Litigation under the Company's insurance policy with Progressive. Progressive also notified the Company that it was withdrawing its agreement to fund defense costs for the Gilbert Litigation and reserving its right to seek reimbursement from the Company for any defense costs advanced pursuant to the insurance policy. Through December 31, 2005, Progressive had advanced to the Company approximately $690,000 of defense costs with respect to the Gilbert Litigation.

        On August 12, 2005, Progressive filed an action in federal district court for declaratory relief, titled Progressive Casualty Insurance Company, etc., v. First Community Bancorp, etc., et al., Case No. 05-5900 SVW (MAWx) (the "Progressive Litigation"), seeking a declaratory judgment with respect to the parties' rights and obligations under Progressive's policy with the Company. On October 11, 2005, the Company filed in federal court a motion to dismiss or stay the Progressive Litigation.

        In November 2005, along with certain other defendants, we reached an agreement in principle with respect to the Gilbert Litigation. That agreement is reflected in a written Stipulation of Settlement dated February 9, 2007, which was executed by all the parties to that settlement and filed with the Court. At a hearing on June 23, 2008 the Los Angeles Superior Court stated that it approved the settlement, and subsequently executed the Final Judgment and Order of Dismissal regarding the claims against the Company and First Charter's former officer. The settlement will become effective once the time for appeal expires without an appeal being taken or once any appeal is resolved in favor of approval of the settlement. Assuming the settlement becomes effective, the Company's contribution to the settlement will be $775,000, which was accrued in 2005.

        While we believe that this settlement, if finalized, will end our exposure to the underlying claims in the Gilbert Litigation, we cannot be certain that all conditions to effectiveness of the settlement will be satisfied.

        In connection with the Gilbert Litigation settlement, we also reached a settlement with Progressive Casualty Insurance Co. in the Progressive Litigation. The settlement with Progressive, which includes an additional contribution by Progressive under the Company's policy toward the settlement of the Gilbert Litigation and a dismissal by Progressive of any claims against the Company for reimbursement, is contingent upon the consummation of the Gilbert Litigation settlement.

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

NOTE 9—FAIR VALUE MEASUREMENTS

        SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value including a three-level valuation hierarchy, and expands disclosures about fair value measurements. Fair value is defined in SFAS 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date reflecting assumptions that a market participant would use when pricing an asset or liability. The fair value hierarchy of SFAS 157 is as follows:

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

        The adoption of SFAS 157 had no impact on either the Company's financial condition or operating results. We have no liabilities being measured using fair value.

        Certain assets and liabilities are measured at the lower of cost or fair value in accordance with GAAP. Accordingly, an asset or a liability may, or may not, meet the criteria for fair value measurement during a reporting period; the fair value measurements of these assets and liabilities are considered "nonrecurring" for purposes of SFAS 157. For assets measured at fair value on a nonrecurring basis, the following tables present the level of valuation assumptions used to determine each adjustment, the carrying value of the related assets and the total losses recognized in the quarter and six months ended June 30, 2008. The tables are followed by a description of the valuation methodologies used to measure such assets at fair value.

For the quarter ended June 30, 2008:

			Fair Value Measurements Using
	Total Fair Value
Description			Level 1	Level 2	Level 3	Total Losses
	(Dollars in thousands)
Goodwill	$—		$—	$—	$—	$486,701
Impaired loans	43,198		—	43,198	—	4,464
Loans transferred from held-for-sale to the regular portfolio	24,632	(1)	—	24,632	—	673
Servicing asset	2,565		—	—	2,565	100

						$491,938

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

For the six months ended June 30, 2008:

Description	Total Fair Value		Level 1	Level 2	Level 3	Total Losses
	(Dollars in thousands)
Goodwill	$—		$—	$—	$—	$761,701
Impaired loans	45,953		—	45,953	—	4,524
Loans transferred from held-for-sale to the regular portfolio	24,632	(1)	—	24,632	—	673
Servicing asset	2,565		—	—	2,565	255

						$767,153

(1)
Represents unpaid balance at the time of transfer.

         Goodwill.    In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill was written down to its implied fair value of zero by charges to earnings of $486.7 million and $761.7 million for the quarter and six months ended June 30, 2008. The key inputs used to determine the implied fair value of the Company and the corresponding amount of the write-off included the quoted market price of our common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows, and inputs from comparable transactions. In addition, consideration was given to the value that may arise from synergies and other benefits that would accrue from control over an entity. These valuation inputs are considered to be Level 2 and 3 inputs.

         Impaired loans.    All of our nonaccrual loans are considered impaired and are reviewed individually for the amount of impairment, if any. Most of our loans are collateral dependent and, accordingly, we measure impaired loans based on the fair value of such collateral. Fair value of the loan's collateral is determined by appraisals or independent valuation, which is then adjusted for the cost related to liquidation of the collateral. These valuation inputs are considered to be Level 2 inputs. The loan balances shown in the above tables represent those nonaccrual loans for which impairment was recognized during the periods based on the fair value of collateral, as these loans were deemed to be collateral-dependant. The amounts shown as losses represent, for the loan balances shown, the impairment recognized during the periods.

         Loans transferred from held for-sale to the regular portfolio.    SBA loan sales were suspended during the second quarter due to deterioration in the marker for such sales. As a result, we transferred the SBA loans held-for-sale to the regular loan portfolio at the lower of cost or market value. The market values for the loans transferred were based on bids from market participants. At the time of the transfer, we recognized a $673,000 write-down related to $24.6 million in loans.

         Servicing asset.    In accordance with SFAS No. 156, Accounting for Servicing of Financial Assets, the SBA servicing asset, included in other assets in the balance sheet, was written down to its implied fair value of $2.6 million by a charge to earnings of $100,000 in the second quarter of 2008 and $255,000 for the six months ended June 30, 2008. The fair value of the servicing asset is estimated by discounting future cash flows using market-based discount rates and prepayment speeds. The discount rate is based on the current US Treasury yield curve, as published by the Department of the Treasury, plus a spread for the marketplace risk associated with these assets. We utilize estimated prepayment vectors using SBA prepayment information provided by Bloomberg for pools of similar assets to determine the timing of the cash flows. These valuation inputs are considered to be Level 3 inputs.

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

         Securities available-for-sale.    The table below presents the balance of securities available-for-sale, which is measured at fair value on a recurring basis. An independent third party performs market valuations of our securities available-for sale, which consist entirely of fixed income investments. The fair values are determined by using several sources for valuing fixed income securities. The techniques include pricing models that vary based on the type of asset being valued and incorporate available trade, bid and other market information. The market valuation sources include observable market inputs and are therefore considered Level 2 inputs for purposes of determining the fair values. See also Note 4 for unrealized gains and losses on securities available for sale.

		Fair Value Measurement Using
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Securities available-for-sale	$109,460	—	$109,460	—

NOTE 10—RECENT ACCOUNTING PRONOUNCEMENTS

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

        In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we complete prior to January 1, 2009 will be recorded and disclosed following existing GAAP. We expect SFAS 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisitions we consummate after the effective date. We are currently assessing the impact of this standard on our future consolidated financial statements.

        In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. All of our unvested restricted stock participates with common shareholders in dividends declared and paid by the Company and at June 30, 2008, we had 1,010,288 shares of unvested restricted stock. FSP EITF 03-6-1 is effective for us on January 1, 2009. We are currently assessing the impact this FSP may have, if any, on our operating results.

NOTE 11—DIVIDEND APPROVAL

        On July 8, 2008 our Board of Directors declared a quarterly cash dividend of $0.32 per common share payable on August 29, 2008, to stockholders of record at the close of business on August 15, 2008.

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

  •
  the Company's ability to complete future acquisitions and to successfully integrate such acquired entities or achieve expected benefits, synergies and/or operating efficiencies within expected time-frames or at all;

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

        Pacific Western is a full-service community bank offering a broad range of banking products and services including: accepting time and demand deposits; originating loans, including commercial, real estate construction, SBA guaranteed, consumer, and international loans; and providing other business-oriented products. Our operations are primarily located in Southern California and the Bank focuses on conducting business with small to medium size businesses and the owners and employees of those businesses in our marketplace. Through our asset-based lending and SBA loan production offices we also operate in Arizona, Northern California, the Pacific Northwest, and Texas. At June 30, 2008, our assets totaled $4.3 billion, of which gross loans totaled $3.9 billion. At this date approximately 22% were commercial loans, 55% were commercial real estate loans, 9% were commercial real estate construction loans, 7% were residential real estate construction loans, 6% were residential real estate loans, and 1% were consumer and other loans. These percentages include some foreign loans, primarily to individuals or entities with business in Mexico, representing 1% of total loans. Our portfolio's value and credit quality is affected in large part by real estate trends in Southern California.

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

Key Performance Indicators

        Among other factors, our operating results depend generally on the following:

  The Level of Our Net Interest Income

        Net interest income is the excess of interest earned on our interest-earning assets over the interest paid on our interest-bearing liabilities. The recent decline in market interest rates has compressed our net interest margin. Further reductions in market interest rates, if any, could negatively impact both our net interest income and net interest margin going forward. Our primary interest-earning asset is loans. Our interest-bearing liabilities include deposits, borrowings, and subordinated debentures. We attempt to increase our net interest income by maintaining a high loan-to-deposit ratio and high level of transactional deposit accounts, which includes noninterest-bearing deposits and interest-bearing checking accounts. While our deposit balances fluctuate depending on deposit holders' perceptions of alternative yields available in the market, we attempt to minimize these variances by attracting a high percentage of noninterest-bearing deposits, which have no expectation of yield. At June 30, 2008, approximately 39% of our total deposits were noninterest-bearing deposits. Our general policy is to price our deposits in the bottom half or third-quartile of our competitive peer group, resulting in deposit products that bear somewhat lower interest rates. However, recent disruptions in the financial credit and liquidity markets have resulted in increased competition from financial institutions seeking to maintain adequate liquidity, thus placing upward pressure on the rates paid on certain deposit accounts. In addition to deposits, we have borrowing capacity under various credit lines which we use for liquidity needs such as funding loan demand, managing deposit flows and interim acquisition financing. While this borrowing capacity is relatively flexible, it tends to be more expensive than core deposits.

  Loan Growth

        We generally seek new lending opportunities in the $1 million to $10 million range, try to limit loan maturities for commercial loans to one year, for construction loans up to 18 months, and for commercial real estate loans up to ten years, and to price lending products so as to preserve our interest spread and net interest margin. We sometimes encounter strong competition in pursuing lending opportunities such that potential borrowers obtain loans elsewhere at lower rates than those we offer. We have continued to reduce our exposure to residential construction and foreign loans, including limiting the amount of new loans in these categories.

  The Magnitude of Credit Losses

        We stress credit quality in originating and monitoring the loans we make and measure our success by the level of our nonperforming assets and the corresponding level of our allowance for credit losses. Our allowance for credit losses is the sum of our allowance for loan losses and our reserve for unfunded loan commitments. Provisions for credit losses are charged to operations as and when needed for both on and off balance sheet credit exposure. Loans which are deemed uncollectible are charged off and deducted from the allowance for loan losses. Recoveries on loans previously charged off are added to the allowance for loan losses. During the six months ended June 30, 2008, we made a provision for credit losses totaling $29.5 million based upon our reserve methodology and considered, among other factors, the level of net charge-offs, the level and trends of classified, criticized, and nonaccrual loans, general market conditions and portfolio concentrations, including the transfer of SBA loans previously held for sale into the regular portfolio.

        We actively review our loans to determine whether there has been any deterioration in credit quality stemming from economic conditions or other factors which may affect collectibility of our loans. Changes in economic conditions, such as inflation, unemployment, increases in the general level of interest rates and negative conditions in borrowers' businesses, could negatively impact our customers and cause us to adversely classify loans and increase portfolio loss factors. An increase in classified loans generally results in increased provisions for credit losses. Because we have a concentration in real estate loans, any deterioration in the real estate markets may negatively impact our borrowers and could lead to increased provisions for credit losses.

  The Level of Our Noninterest Expense

        Our operating noninterest expense (noninterest expense excluding goodwill write-offs, a legal settlement and reorganization costs) includes fixed and controllable overhead, the major components of which are compensation, occupancy, data processing, professional fees and communications expense. We measure success in controlling such costs through monitoring of the efficiency ratio. We calculate the operating efficiency ratio by dividing operating noninterest expense by the sum of net interest income and noninterest income. Accordingly, a lower percentage reflects lower expenses relative to income. The consolidated operating efficiency ratios have been as follows:

Quarterly Period	Ratio
Second quarter of 2008	59.4%
First quarter 2008	54.8%
Fourth quarter 2007	52.6%
Third quarter 2007	48.0%
Second quarter 2007	47.2%

        The increase in the operating efficiency ratio for the second quarter of 2008 compared to the other periods presented is due mostly to a decline in net interest income as a result of lower market interest rates. Certain reporting periods include income or expense items that were significant to specific quarters' results and also influenced the efficiency ratio. In particular, during the fourth quarter of 2007 we incurred $1.4 million in prepayment penalties and made a charitable contribution of $1.0 million; these items increased the fourth quarter operating efficiency ratio from 49.1% to 52.6%. See also Results of Operations—Earnings Performance for further information on non-GAAP financial measures.

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

Results of Operations

  Earnings Performance

        The discussion in this Form 10-Q of net earnings, earnings per share, performance ratios and comparisons to prior periods will be based on net operating earnings as shown in the following table and described below. The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company's operational performance and to enhance investors' overall understanding of such financial performance. These non-GAAP financial measures are presented for supplemental informational purposes only for understanding the Company's operating results and should not be considered a substitute for financial information presented in accordance with GAAP. These non-GAAP financial measures presented by the Company may be different from non-GAAP financial measures used by other companies. The following table presents a reconciliation of the non-GAAP financial measurements to the GAAP financial measurements and certain performance ratios.

Non-GAAP Measurements (Unaudited)

	Quarter Ended
				Six Months Ended June 30,
		March 31, 2008
In thousands, except per share data and percentages	June 30, 2008		June 30, 2007	2008	2007
Net (loss) earnings as reported	$(474,514)	$(272,723)	$22,525	$(747,237)	$51,071
Legal settlement, net of tax	452	—	—	452	—
Reorganization costs, net of tax	150	—	628	150	778
Goodwill write-off	486,701	275,000	—	761,701	—

Net operating earnings	$12,789	$2,277	$23,153	$15,066	$51,849

GAAP basic shares outstanding	27,166.8	27,145.2	28,885.9	27,156.0	28,876.6
Effect of restricted stock and dilutive stock options(a)	—	—	129.9	—	130.8

GAAP diluted shares outstanding	27,166.8	27,145.2	29,015.8	27,156.0	29,007.4

Operating earnings basic shares outstanding	27,166.8	27,145.2	28,885.9	27,156.0	28,876.6
Effect of restricted stock and dilutive stock options	11.5	18.1	129.9	22.0	130.8

Operating earnings diluted shares outstanding	27,178.3	27,163.3	29,015.8	27,178.0	29,007.4

GAAP basic and diluted earnings (loss) per share	$(17.47)	$(10.05)	$0.78	$(27.52)	$1.76

Net operating diluted earnings per share	$0.47	$0.08	$0.80	$0.55	$1.79

GAAP return on average assets	(39.18)%	(21.10)%	1.75%	(29.85)%	1.93%

Net operating return on average assets	1.06%	0.18%	1.80%	0.60%	1.96%

GAAP return on average equity	(223.19)%	(96.35)%	7.61%	(150.76)%	8.75%

Net operating return on average equity	6.02%	0.80%	7.83%	3.04%	8.88%

Noninterest expense as reported	$524,084	$310,310	$35,997	$834,394	$71,390
Legal settlement	(780)	—	—	(780)	—
Reorganization costs	(258)	—	(1,083)	(258)	(1,341)
Goodwill write-off	(486,701)	(275,000)	—	(761,701)	—

Operating noninterest expense	$36,345	$35,310	$34,914	$71,655	$70,049

GAAP efficiency ratio	856.7%	481.6%	48.7%	664.3%	45.3%

Net operating efficiency ratio	59.4%	54.8%	47.2%	57.1%	44.4%

(a)
Anti-dilutive for the quarters and year ended June 30, 2008 and March 31, 2008.

        We had a net loss of $474.5 million, or $17.47 per diluted share, for the second quarter of 2008 compared to a net loss of $272.7 million, or $10.05 per diluted share for the first quarter of 2008 and net earnings of $22.5 million, or $0.78 per diluted share for the second quarter of 2007. We had a net loss of $747.2 million, or $27.52 per diluted share, for the six months ended June 30, 2008 compared to net earnings of $51.1 million, or $1.76 per diluted share, for the same 2007 period. The net loss for the

2008 periods is due to goodwill write-offs. In response to the volatility in the banking industry and the effect such volatility has had on banking stocks since the beginning of 2008, including PacWest Bancorp's common stock, we wrote-off $275.0 million of goodwill in the first quarter of 2008 and wrote-off the remaining balance of our goodwill totaling $486.7 million in the second quarter of 2008. Such charges had no effect on the Company's or the Bank's cash balances, liquidity or well-capitalized regulatory ratios.

        Net earnings, excluding goodwill write-offs, a legal settlement and reorganization costs (hereinafter referred to as "net operating earnings"), totaled $12.8 million, or $0.47 per diluted share, for the quarter ended June 30, 2008, compared to $2.3 million, or $0.08 per diluted share, for the first quarter of 2008 and $23.2 million, or $0.80 per diluted share, for the quarter ended June 30, 2007. In addition to the 2008 goodwill write-offs, we incurred a legal settlement of $452,000 (after-tax) and reorganization costs of $150,000 (after-tax) for the quarter ended June 30, 2008; these charges compare to reorganization costs of $628,000 (after-tax) for the quarter ended June 30, 2007. The increase in net operating earnings for the quarter ended June 30, 2008 compared to the prior quarter is attributed mostly to a lower provision for credit losses. The decrease in net operating earnings for the quarter ended June 30, 2008 compared to the same quarter in 2007 is attributed to a higher provision for credit losses, lower net interest income, lower noninterest income and higher noninterest expense.

        Net operating earnings total $15.1 million, or $0.55 per diluted share, for the six months ended June 30, 2008 compared to $51.8 million, or $1.79 per diluted share, for the six months ended June 30, 2007. The decrease in net operating earnings for the year-to-date period is attributed to a higher provision for credit losses, lower net interest income, lower noninterest income and higher noninterest expense. The decrease in net interest income relates mostly to the decline in market interest rates and lower loan balances resulted mostly from the sale of a participating interest in approximately $353 million in commercial real estate mortgage loans in March 2007 combined with our effort to reduce our nonowner-occupied residential loan exposure. The decrease in noninterest income is due mostly to lower gain on sale of loans and lower income related to discounts recognized on acquired loans that have since been repaid.

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

	Quarter Ended
	June 30, 2008			March 31, 2008			June 30, 2007
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans, net of deferred fees and costs(1)(2)	$3,970,704	$69,536	7.04%	$4,019,224	$75,653	7.57%	$3,945,574	$84,277	8.57%
Investment securities(2)	146,840	1,861	5.10%	143,379	1,701	4.77%	104,005	1,362	5.25%
Federal funds sold	4,549	23	2.03%	5,032	40	3.20%	69,585	909	5.24%
Other earning assets	326	2	2.47%	324	3	3.72%	498	6	4.83%

Total interest-earning assets	4,122,419	71,422	6.97%	4,167,959	77,397	7.47%	4,119,662	86,554	8.43%
Noninterest-earning assets:
Other assets	748,146			1,030,130			1,033,326

Total assets	$4,870,565			$5,198,089			$5,152,988

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest checking	$373,382	$690	0.74%	$369,841	$931	1.01%	$318,185	$552	0.70%
Money market	1,085,945	4,875	1.81%	1,089,672	6,968	2.57%	1,062,334	7,872	2.97%
Savings	100,779	41	0.16%	104,905	42	0.16%	130,129	63	0.19%
Time certificates of deposit	426,654	3,313	3.12%	413,712	3,880	3.77%	507,162	5,244	4.15%

Total interest-bearing deposits	1,986,760	8,919	1.81%	1,978,130	11,821	2.40%	2,017,810	13,731	2.73%
Other interest-bearing liabilities	723,115	6,731	3.74%	758,178	7,716	4.09%	423,439	6,369	6.03%

Total interest-bearing liabilities	2,709,875	15,650	2.32%	2,736,308	19,537	2.87%	2,441,249	20,100	3.30%

Noninterest-bearing liabilities:
Demand deposits	1,256,794			1,273,173			1,464,362
Other liabilities	48,801			50,207			60,595

Total liabilities	4,015,470			4,059,688			3,966,206
Stockholders' equity	855,095			1,138,401			1,186,782

Total liabilities and stockholders' equity	$4,870,565			$5,198,089			$5,152,988

Net interest income		$55,772			$57,860			$66,454

Net interest spread			4.65%			4.60%			5.13%

Net interest margin			5.44%			5.58%			6.47%

(1)
Includes nonaccrual loans and loan fees.

(2)
Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

  Second quarter of 2008 compared to first quarter of 2008

        Interest income declined $6.0 million due mainly to lower loan yields from reductions in our base lending rate, lower average construction loan balances and increased nonaccrual loans. The Federal Reserve lowered the Federal funds rate by 225 basis points since year end 2007 and our base lending rate was reduced by the same amount. On the funding side, interest expense decreased $3.9 million compared to the first quarter of 2008 due mostly to the effect declining market interest rates had on our deposit pricing and the cost of wholesale funding through Federal Home Loan Bank ("FHLB") advances.

        Our net interest margin for the second quarter of 2008 was 5.44%, a decrease of 14 basis points when compared to the first quarter of 2008. This decrease is due mostly to lower loan yields as a result of lower market interest rates and a higher level of nonaccrual loans. The actual net interest margin was 5.32% in June and when the net reversal of interest income on nonaccrual loans is excluded, the net interest margin for the month of June was 5.55%. The yield on average loans was 6.93% for June and when net reversal of interest income on nonaccrual loans are excluded, the loan yield for June was 7.17%. The decline in the linked-quarter net interest margin was tempered by lower funding costs. The average cost of deposits was 1.11% for the second quarter of 2008 compared to 1.46% for the first quarter of 2008. On a monthly basis our deposit costs declined steadily to 1.08% in June 2008 compared to 1.35% in March 2008. Our relatively low cost of deposits is driven by our disciplined pricing strategy and the high proportion of demand deposits balances within our deposit base. Demand deposits averaged 39% of average total deposits during both the second and first quarters of 2008. Further, the cost of money market deposits and time deposits declined 76 basis points and 65 basis points when compared to the prior quarter. The overall cost of interest-bearing liabilities decreased to 2.32% for the second quarter of 2008 compared to 2.87% for the first quarter of 2008 due mostly to lower market interest rates.

  Second quarter of 2008 compared to the second quarter of 2007

        The $10.7 million decrease in net interest income for the second quarter of 2008 compared to the same quarter of 2007 was mainly a result of reduced loan interest income due to lower loan yields. Loan interest income decreased $14.7 million as our average loan yields declined in line with the general decline in market interest rates which began in September 2007. Interest expense decreased $4.5 million for the second quarter of 2008 compared to the same quarter of 2007 due to a combination of a decrease in the cost of our funding sources as market interest rates have declined and higher average FHLB borrowings. We continue to use FHLB advances to fund loan growth and deposit flows.

        The net interest margin for the second quarter of 2008 declined 103 basis points when compared to the second quarter of 2007. This decrease is due to a combination of lower loan yields, lower average demand deposits and lower overall funding costs. The lower loan yield and cost of funds are due to lower market interest rates. The loan yields for the second quarter of 2008 compared to the same quarter last year were also negatively impacted by the higher level of nonaccrual loans.

	Six Months Ended June 30,
	2008			2007
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans, net of deferred fees and costs(1)(2)	$3,994,964	$145,189	7.31%	$4,129,896	$175,226	8.56%
Investment securities(2)	145,110	3,562	4.94%	108,616	2,738	5.08%
Federal funds sold	4,791	63	2.64%	43,234	1,123	5.24%
Other earning assets	325	5	3.09%	492	12	4.92%

Total interest-earning assets	4,145,190	148,819	7.22%	4,282,238	179,099	8.43%
Noninterest-earning assets:
Other assets	889,137			1,047,120

Total assets	$5,034,327			$5,329,358

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest checking	$371,611	$1,620	0.88%	$296,365	$717	0.49%
Money market	1,087,809	11,844	2.19%	1,075,930	15,201	2.85%
Savings	102,842	83	0.16%	134,300	121	0.18%
Time certificates of deposit	420,183	7,193	3.44%	539,367	11,117	4.16%

Total interest-bearing deposits	1,982,445	20,740	2.10%	2,045,962	27,156	2.68%
Other interest-bearing liabilities	740,647	14,447	3.92%	549,849	16,054	5.89%

Total interest-bearing liabilities	2,723,092	35,187	2.60%	2,595,811	43,210	3.36%

Noninterest-bearing liabilities:
Demand deposits	1,264,984			1,497,120
Other liabilities	49,503			58,787

Total liabilities	4,037,579			4,151,718
Stockholders' equity	996,748			1,177,640

Total liabilities and stockholders' equity	$5,034,327			$5,329,358

Net interest income		$113,632			$135,889

Net interest spread			4.62%			5.07%

Net interest margin			5.51%			6.40%

(1)
Includes nonaccrual loans and loan fees.

(2)
Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

  Six Months Analysis

        Net interest income decreased $22.3 million to $113.6 million for the six months ended June 30, 2008 compared to the same period of 2007. This decrease was mainly a result of decreased loan interest income from lower loan yields as market rates have declined and lower average loan balances. The lower average loan balances resulted mostly from the sale of the participating interest of approximately $353 million in commercial real estate mortgage loans at the end of March 2007 combined with our efforts to reduce our nonowner-occupied residential construction loan exposure. Interest expense decreased due to a combination of a decrease in the cost of our funding sources as market interest rates have declined and higher average FHLB borrowings.

        Our net interest margin for the six months ended June 30, 2008 was 5.51%, a decrease of 89 basis points when compared to the same period of 2007. The decrease in the net interest margin is primarily the result of lower loan yields and lower average demand deposits.

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

        We recorded a $29.5 million provision for credit losses during the first six months of 2008 compared to no provision for credit losses during the comparable 2007 period. Such provision was based on our reserve methodology and considered, among other factors, net charge-offs, the level and trends of classified, criticized, and nonaccrual loans, general market conditions and portfolio concentration, including the transfer of SBA loans held for sale into the regular portfolio.

        Increased provisions for credit losses may be required in the future based on loan and unfunded commitment growth and the effect that changes in economic conditions, such as inflation, commodity prices, unemployment, market interest rate levels and real estate values, have on the ability of borrowers to repay their loans, and other conditions specific to our borrowers' businesses.

         Noninterest Income.    The following table summarizes noninterest income by category for the periods indicated:

	Quarter Ended(1)
	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
	(Dollars in thousands)
Service charges and fees on deposit accounts	$3,205	$3,224	$3,029	$2,877	$2,850
Other commissions and fees	1,812	1,519	1,817	1,903	1,976
(Loss) gain on sale of loans, net	(572)	269	(543)	(323)	1,779
Increase in cash surrender value of life insurance	617	587	649	597	627
Other income	339	968	400	628	297

Total noninterest income	$5,401	$6,567	$5,352	$5,682	$7,529

(1)
Our quarterly results include BFI subsequent to its June 25, 2007 acquisition date. BFI is a commercial finance company based in San Jose, California. At the date of acquisition, BFI had $122.6 million in assets, including $84.5 million in loans.

Second quarter of 2008 compared to first quarter of 2008

        Noninterest income for the second quarter of 2008 totaled $5.4 million compared to $6.6 million in the first quarter of 2008. The decrease compared to the first quarter of 2008 is due mostly to decreased gain on sale of loans. The net loss on sale of SBA loans was $572,000 for the second quarter of 2008 compared to a net gain of $269,000 for the first quarter of 2008. Due to the depressed SBA loan sale market, we suspended SBA loan sales during the second quarter of 2008. Accordingly, the SBA loans held for sale at the end of March 2008 were either transferred to the regular loan portfolio at the lower of cost or market or sold during the second quarter. Other income for the first quarter of 2008 includes $444,000 related to the payoff of certain acquired loans and a $200,000 income item related to the 2003 sale of a merchant card portfolio; there were no such items in the second quarter of 2008.

Second quarter of 2008 compared to second quarter of 2007

        Compared to the second quarter of 2007, noninterest income declined $2.1 million due mainly to lower gain on sale of loans from decreased SBA loan sale activity and the reduced level of SBA market premiums.

Six Months Analysis

        Noninterest income declined $9.9 million for the six months ended June 30, 2008 when compared to the $21.9 million earned during the same period in 2007. The decrease in noninterest income resulted largely from lower gain on sale of loans and lower other income. The 2007 period included a $6.6 million gain related to the sale of a participating interest in certain commercial real estate mortgage loans and net gains of $2.7 million on the sale of SBA loans; this compares to net losses of $303,000 recognized in 2008. The 2007 other income category included a $1.9 million gain related to recognizing an unearned discount on the payoff of an acquired loan; this compares to the $444,000 recognized during 2008.

         Noninterest Expense.    The following table summarizes noninterest expense by category for the periods indicated:

	Quarter Ended(1)
	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
	(Dollars in thousands)
Compensation	$18,919	$18,846	$16,669	$17,582	$18,267
Occupancy	4,884	4,731	4,871	4,799	4,725
Furniture and equipment	1,046	1,139	1,183	1,258	1,195
Data processing	1,604	1,543	1,475	1,507	1,467
Other professional services	1,669	1,415	1,495	1,574	1,795
Business development	849	756	1,709	780	849
Communications	816	824	779	825	841
Insurance and assessments	810	540	464	468	378
Intangible asset amortization	2,484	2,530	2,621	2,574	2,305
Other	3,264	2,986	4,689	3,157	3,092

Operating noninterest expense	36,345	35,310	35,955	34,524	34,914
Legal settlement	780	—	—	—	—
Reorganization costs	258	—	390	—	1,083
Goodwill write-off	486,701	275,000	—	—	—

Total noninterest expense	$524,084	$310,310	$36,345	$34,524	$35,997

Efficiency ratio	856.7%	481.6%	53.2%	48.0%	48.7%
Operating efficiency ratio	59.4%	54.8%	52.6%	48.0%	47.2%

(1)
Our quarterly results include BFI subsequent to June 25, 2007.

Second quarter of 2008 compared to first quarter of 2008

        Operating noninterest expense (defined as reported noninterest expense excluding goodwill write-offs, a legal settlement and reorganization costs) for the second quarter of 2008 totaled $36.3 million compared to $35.3 million for the first quarter of 2008. The increase in operating noninterest expense is due mostly to higher professional services, insurance and assessments, and other operating noninterest expense. Professional services increased in the second quarter due to higher litigation costs and consulting fees related to the goodwill write-off. Increased insurance and assessment relates to higher regulatory fees. The increase in other noninterest expense resulted from higher costs to workout nonperforming assets and other problem credits. The second quarter of 2008 legal settlement related to the resolution of an insured charged-off loan and the reorganization costs were for legal and stockholder meeting expenses related to the Company's reincorporation in Delaware.

        Noninterest expense includes amortization of time-based and performance-based restricted stock, which is included in compensation, and intangible asset amortization. Restricted stock amortization totaled $1.5 million for the second quarter of 2008 compared to $952,000 for the first quarter of 2008 and $2.4 million for the second quarter of 2007. In the fourth quarter of 2007 we suspended amortization of certain performance-based restricted stock awards whose vesting is dependent on the attainment of specific long-term financial targets. At that time, we concluded that attainment of these financial targets was less than probable. If and when the attainment of such financial targets is deemed probable in future periods, a catch-up adjustment will be recorded and amortization of such performance-based restricted stock will recommence. Amortization expense for all time-based restricted stock awards is estimated to be $5.0 million for 2008. Intangible asset amortization totaled $2.5 million for the second quarter of 2008 and is estimated to be $9.4 million for 2008. The 2008 estimates of both restricted stock award expense and intangible asset amortization are subject to change.

Second quarter of 2008 compared to second quarter of 2007

        The increase in operating noninterest expense for the second quarter of 2008 compared to the same quarter of 2007 relates mainly to increased compensation, occupancy and data processing costs, which is due largely to the BFI acquisition completed in June 2007. In addition, insurance and assessments and other expenses increased as described above. Reorganization expenses for the second quarter of 2007 represent mostly severance costs associated with the elimination of staff positions in branch locations.

Six Months Analysis

        Operating noninterest expense for the six months ended June 30, 2008 totaled $71.7 million compared to $70.0 million for the same period in 2007. The increase is due to a combination of the increased costs from the BFI acquisition, and increased regulatory assessments, OREO expenses and loan collection costs as previously described.

         Income Taxes.    Our statutory income tax rate is approximately 42.0%, representing a blend of the statutory federal income tax rate of 35.0% and the California income tax rate of 10.84%. The effective tax rate on net operating earnings for the second quarter of 2008 was 39.9% compared to 26.9% for the first quarter of 2008 and 40.7% for the second quarter of 2007. While the effective tax rates for each of these quarterly period reflect reductions for credits on certain investments and tax-exempt income, such amounts were a higher proportion of taxable income in the first quarter of 2008. The goodwill write-offs are not deductible for tax purposes.

  Balance Sheet Analysis

Loans.    The following table presents the balance of each major category of loans at the dates indicated:

	At June 30, 2008		At March 31, 2008		At December 31, 2007
	Amount	% of total	Amount	% of total	Amount	% of total
	(Dollars in thousands)
Loan Category:
Domestic:
Commercial	$833,376	21%	$849,850	22%	$852,279	22%
Real estate, construction	623,605	16	661,782	17	717,419	18
Real estate, mortgage	2,361,529	61	2,309,434	59	2,280,963	58
Consumer	47,500	1	47,506	1	49,943	1
Foreign:
Commercial	46,096	1	48,737	1	56,916	1
Other, including real estate	1,861	— (1)	906	— (1)	1,206	— (1)

Gross loans	3,913,967	100%	3,918,215	100%	3,958,726	100%
Less: unearned income	(8,911)		(9,208)		(9,508)
Less: allowance for loan losses	(59,777)		(60,199)		(52,557)

Total net loans	$3,845,279		$3,848,808		$3,896,661

Loans held for sale(2)	$—		$57,309		$63,565

(1)
Amount is less than 1%.

(2)
Loans held for sale, consisting of SBA 504 and 7(a) loans, were transferred into the regular portfolio during the second quarter of 2008.

        Loans, net of unearned income, and loans held for sale decreased $61.3 million to $3.9 billion at June 30, 2008, from March 31, 2008. Commercial and industrial loans declined $24.5 million, construction loans declined $38.2 million and all other loan categories remained approximately the same as we continued to lower our exposure to nonowner-occupied residential construction loans. Due to the depressed SBA loan sale market, we suspended SBA loan sales during the second quarter of 2008. Loans held for sale at the end of March 2008 were either transferred into the regular portfolio at the lower of cost or market value on the date of transfer or they were sold during the second quarter of 2008. At June 30, 2008, the SBA loan portfolio totaled $168.5 million and was composed of $119.1 million in SBA 504 loans and $49.4 million in SBA 7(a) and Express loans.

         Allowance for Credit Losses.    The allowance for credit losses is the combination of the allowance for loan losses and the reserve for unfunded loan commitments. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities. Generally, as loans are funded, the amount of the commitment reserve applicable to such funded loans will be transferred from the reserve for unfunded loan commitments to the allowance for loan losses based on our reserving methodology. At June 30, 2008, the allowance for credit losses was comprised of the allowance for loan losses of $59.8 million and the reserve for unfunded loan commitments of $7.7 million.

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

        Finally, in order to ensure our allowance methodology is incorporating recent trends and economic conditions, we apply environmental and general economic factors to our allowance methodology including: credit concentrations; delinquency trends; economic and business conditions; external factors such as fuel and building materials prices, and the effects of adverse weather; the quality of lending management and staff; lending policies and procedures; loss and recovery trends; nature and volume of the portfolio; nonaccrual and problem loan trends; the quality of loan reveiw; and other adjustments for items not covered by other factors.

        We recognize the determination of the allowance for loan losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform a sensitivity analysis to provide insight regarding the impact adverse changes in risk ratings may have on our allowance for loan losses. The sensitivity analysis has inherent limitations and is based on various assumptions as of a point in time and, accordingly, it is not necessarily representative of the impact loan risk rating changes may have on the allowance for loan losses. At June 30, 2008, in the event that 1 percent of our loans were downgraded from the pass to substandard category within our current allowance methodology, the allowance for loan losses would increase by approximately $8.4 million. Given current processes employed by the Company, management believes the risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions that could be significant to the Company's financial statements. In addition, current risk ratings are subject to change as we continue to review loans within our portfolio and as our borrowers are impacted by economic trends within their market areas.

        The following table presents the changes in our allowance for credit losses for the periods indicated:

	As of or for the
	Quarter Ended June 30, 2008	Quarter Ended March 31, 2008	Year Ended December 31, 2007	Quarter Ended June 30, 2007
	(Dollars in thousands)
Balance at beginning of period	$68,870	$61,028	$61,179	$58,623
Provision for credit losses	3,500	26,000	3,000	—
Net charge-offs	(4,922)	(18,158)	(2,836)	94
Reduction for loans sold	—	—	(2,461)	(161)
Additions due to acquisitions	—	—	2,146	2,146

Balance at end of period	$67,448	$68,870	$61,028	$60,702

        The credit loss provisions were based on our reserve methodology and considered, among other factors, net charge-offs, the level and trends of classified, criticized, and nonaccrual loans, general market conditions and portfolio concentrations, including the transfer of SBA loans previously held for sale into the regular portfolio during the second quarter of 2008. At June 30, 2008, the allowance for credit losses totaled $67.4 million and represented 1.73% of loans net of unearned income compared to $68.9 million and 1.76% at the end of March. The transfer into the regular portfolio of SBA loans held for sale is the principal reason behind the decline in the allowance for credit losses coverage ratio.

        The following table presents the changes in our allowance for loan losses for the periods indicated:

	As of or for the
	Quarter Ended June 30, 2008	Quarter Ended March 31, 2008	Year Ended December 31, 2007	Quarter Ended June 30, 2007
	(Dollars in thousands)
Balance at beginning of period	$60,199	$52,557	$52,908	$50,352
Loans charged off:
Commercial	(3,420)	(108)	(2,091)	(285)
Real estate—construction	(1,417)	(18,335)	(660)	—
Real estate—mortgage	(159)	(68)	(454)	—
Consumer	(97)	(38)	(166)	(21)
Foreign	(39)	—	(1,414)	—

Total loans charged off	(5,132)	(18,549)	(4,785)	(306)

Recoveries on loans charged off:
Commercial	151	356	1,591	344
Real estate—mortgage	46	26	163	—
Consumer	10	9	122	26
Foreign	3	—	73	30

Total recoveries on loans charged off	210	391	1,949	400

Net charge-offs	(4,922)	(18,158)	(2,836)	94
Provision for loan losses	4,500	25,800	2,800	—
Reduction for loans sold	—	—	(2,461)	(161)
Additions due to acquisitions	—	—	2,146	2,146

Balance at end of period	$59,777	$60,199	$52,557	$52,431

Ratios:
Allowance for loan losses to loans, net	1.53%	1.54%	1.33%	1.36%
Allowance for loan losses to nonaccrual loans	93.2%	188.4%	233.9%	211.4%
Annualized net charge-offs (recoveries) to average loans	0.50%	1.82%	0.07%	(0.01)%

        We recorded a $4.5 million provision for loan losses during the second quarter 2008. Based on information currently available, management believes that the allowance for loan losses is adequate and appropriate for the known and inherent risks in our loan portfolio. In making its evaluation, management considers certain quantitative and qualitative factors including the Company's historical loss experience, the volume and type of lending conducted by the Company, the results of our credit review process, the amounts of classified, criticized and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values, and other factors regarding collectibility and impairment. Second quarter commercial loan charge-offs include $2.2 million related to one loan whose borrower became significantly over-extended and was forced into bankruptcy by other lenders. During the first quarter of 2008 we charged off $16.2 million in residential-related construction loans in connection with the sale of such loans and recorded a $25.8 million provision for loan losses. To the extent we experience, for example, increased levels of documentation deficiencies, adverse changes in collateral values, or negative changes in economic and business conditions which adversely affect our borrowers, our classified loans may increase. Higher levels of classified loans generally result in higher allowances for loan losses.

        The following table presents the changes in our reserve for unfunded loan commitments for the periods indicated:

	As of or for the
	Quarter Ended June 30, 2008	Quarter Ended March 31, 2008	Year Ended December 31, 2007	Quarter Ended June 30, 2007
	(Dollars in thousands)
Balance at beginning of period	$8,671	$8,471	$8,271	$8,271
(Reversal)/provision	(1,000)	200	200	—

Balance at end of period	$7,671	$8,671	$8,471	$8,271

        Based on current information, management believes that the reserve for unfunded loan commitments is adequate. In making this determination, we use the same methodology for the reserve for unfunded loan commitments as we do for the allowance for loan losses and consider the same qualitative factors, as well as an estimate of the probability of advances of the commitments correlated to their credit risk rating. The reduction in the reserve for unfunded loan commitments reflects, among other factors, a decrease in the amount of our outstanding loan commitments.

         Credit Quality    During the first six months of 2008, credit quality was impacted by the sale of certain nonaccrual loans in the first quarter, the reduction in our construction loan exposure, the increase in nonaccrual loans, and the decrease in loans past due 30 days or more.

        In mid-March we sold $34.1 million of residential construction-related nonaccrual loans at a loss of $16.2 million which was charged to the allowance for credit losses. These loans were collateralized by both residential construction projects and residential land, and the several quarters needed to workout these troubled credits could have led to increased risk and additional loss. We decided to sell these loans at a substantial discount in order to eliminate from our portfolio the risks presented by these loans and to reduce the management distraction their workout would have caused.

        The construction loan portfolio declined $93.8 million during the first six months of 2008 to $623.6 million at the end of June. Within our construction loan portfolio, we reduced our exposure to nonowner-occupied residential construction loans by $90.7 million to $259.3 million at the end of June from year end 2007. This reduction was due to net repayments of $48.9 million, sales of $34.1 million and foreclosures of $7.7 million. The following table presents the details of the nonowner-occupied residential construction portfolio as of the dates indicated.

	As of June 30, 2008			As of March 31, 2008	As of December 31, 2007
		Number of loans	Average loan balance
Loan Category	Balance			Balance	Balance
	(Dollars in thousands)
Residential land acquisition and development	$59,352	39	$1,522	$57,174	$80,848
Residential nonowner-occupied single family	97,525	46	2,120	96,381	133,694
Unimproved residential land	42,653	13	3,281	49,761	51,014
Residential multifamily	59,812	14	4,272	84,215	84,533

	$259,342	112	$2,316	$287,531	$350,089

        The increases in the residential land and nonowner-occupied single family categories during the second quarter of 2008 represent disbursements under existing lending commitments and do not represent new loan originations.

        The types of loans included in the nonaccrual category and accruing loans past due between 30 and 89 days as of June 30, 2008 and March 31, 2008 follow. All nonaccrual loans are considered impaired and are evaluated individually for loss exposure. At June 30, 2008, approximately $5.0 million of the allowance for credit losses was allocated to nonaccrual loans.

	Nonaccrual Loans		Accruing and 30 Days Past Due
	Balance as of
Loan category	6/30/08	3/31/08	6/30/08	3/31/08
	(Dollars in thousands)
SBA 504	$2,493	$2,493	$1,898	$2,540
SBA 7(a) and Express	13,006	11,011	551	1,913
Residential construction	10,762	7,857	—	6,715
Commercial real estate	25,322	6,722	2,309	4,411
Commercial construction	6,228	—	—	—
Commercial	2,966	3,213	2,821	6,089
Commercial land	1,519	—	—	—
Residential other	284	295	1,045	1,299
Residential land	518	220	1,058	518
Other, including foreign	1,018	144	3,657	841

	$64,116	$31,955	$13,339	$24,326

        Included in the nonaccrual loans at the end of June are $15.5 million of SBA related loans representing 24% of total nonaccrual loans at that date. The SBA 504 loans are secured by first trust deeds on owner-occupied business real estate with loan-to-value ratios of generally 50% or less at the time of origination. The 7(a) loans are secured by borrowers' real estate and/or business assets and are covered by a guarantee of the Small Business Administration of up to 85% of the amount of the individual loans. The SBA guaranteed portion on the 7(a) and Express loans shown above is $10.8 million. The increases in the commercial real estate and commercial construction categories are due mostly to five loans totaling $19.8 million. These five loans were underwritten with separate first and second trust deeds with the expectation that the SBA would pay-off our second trust deed by issuing a subordinated debenture. These loans were, however, placed on nonaccrual status prior to the pay-off of the second trust deeds by the SBA and are now reported as secured commercial real estate or commercial construction loans.

        Loans on accrual status, but past due between 30 days and 89 days, which we refer to as "accruing and over 30 days past due," decreased $11.0 million to $13.3 million at June 30, 2008, from $24.3 million at March 31, 2008. Past due loans have the potential to become nonaccrual or adversely classified. Increases in nonaccrual and adversely classified loans generally result in increased provisions for loan losses. While the category of loans accruing and over 30 days past due decreased during the second quarter of 2008, no assurance can be given that such trend will continue.

        Nonperforming assets include nonaccrual loans and other real estate owned (OREO) and totaled $74.0 million at the end of June compared to $38.0 million at the end of March. OREO totaled $9.9 million at the end of June compared to $6.1 million at the end of March. The increase in OREO is due mostly to foreclosure on a condominium project in San Diego. The ratio of nonperforming assets to loans and OREO was 1.89% at June 30, 2008 compared to 0.96% at March 31, 2008.

        A summary of the components of OREO by property type follows at the dates indicated:

	Balance as of
Property Type	June 30, 2008	March 31, 2008
	(Dollars in thousands)
Improved residential land	$3,156	$3,156
Commercial real estate	1,024	—
Residential real estate	5,706	2,899

Total	$9,886	$6,055

        The following table presents historical credit quality information as of the dates indicated:

	As of or for the
	Quarter Ended June 30, 2008	Year Ended December 31, 2007	Quarter Ended June 30, 2007
	(Dollars in thousands)
ALLOWANCE FOR CREDIT LOSSES:
Allowance for loan losses	$59,777	$52,557	$52,431
Reserve for unfunded loan commitments	7,671	8,471	8,271

Allowance for credit losses	$67,448	$61,028	$60,702

NONPERFORMING ASSETS:
Nonaccrual loans	$64,116	$22,473	$24,796
Other real estate owned	9,886	2,736	—

Total nonperforming assets	$74,002	$25,209	$24,796

Allowance for credit losses to loans, net of unearned income	1.73%	1.55%	1.58%
Allowance for credit losses to nonaccrual loans	105.2%	271.6%	244.8%
Allowance for credit losses to nonperforming assets	91.1%	242.1%	244.8%

         Deposits.    The following table presents the balance of each major category of deposits at the dates indicated:

	At June 30, 2008		At March 31, 2008		At December 31, 2007
	Amount	% of total	Amount	% of total	Amount	% of total
	(Dollars in thousands)
Noninterest-bearing	$1,239,098	39%	$1,277,302	38%	$1,211,946	37%
Interest-bearing:
Interest checking	355,754	11	373,145	11	366,191	11
Money market accounts	1,050,726	33	1,165,337	36	1,135,307	36
Savings	100,422	3	100,505	3	108,223	3
Time deposits under $100,000	207,621	7	136,476	4	138,750	4
Time deposits over $100,000	238,592	7	266,379	8	284,729	9

Total interest-bearing	1,953,115	61	2,041,842	62	2,033,200	63

Total deposits	$3,192,213	100%	$3,319,144	100%	$3,245,146	100%

        The second quarter decline in deposits is centered in lower money market balances. We believe this decline results from customers' use of deposit balances to make April tax payments. We continue to attract money to our checking products, which have generated $45.5 million in new deposits during 2008 of which $24.3 million of such deposits was generated in the second quarter. We also offer a sweep product, which represents $100.2 million of our money market balances at June 30, 2008. Deposits by foreign customers, primarily located in Mexico and Canada, totaled $116.5 million, or approximately 3.6% of total deposits at June 30, 2008. Brokered deposits totaled $88.3 million at June 30, 2008 and are included in the "Time deposits under $100,000" category in the above table. Such brokered deposits include $17.7 million of customer deposits that were subsequently participated with other FDIC insured financial institutions as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits.

Regulatory Matters

        The regulatory capital guidelines as well as the actual capital ratios for Pacific Western and the Company as of June 30, 2008, are as follows:

	Minimum Regulatory Requirements	Actual
	Well Capitalized	Pacific Western	Company Consolidated
Tier 1 leverage capital ratio	5.00%	9.17%	9.77%
Tier 1 risk-based capital ratio	6.00%	10.22%	10.89%
Total risk-based capital	10.00%	11.47%	12.14%

        The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities, which totaled $123.0 million at June 30, 2008. Our trust preferred securities are currently included in our Tier I capital for purposes of determining the Company's Tier I and total risk-based capital ratios. The FRB, which is the holding company's banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, effective March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity, less goodwill net of any related deferred income tax liability. The regulations currently in effect through December 31, 2008 limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at June 30, 2008. We expect that our Tier I capital ratios will be at or above the existing well capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

Reincorporation in Delaware and change of name to PacWest Bancorp from First Community Bancorp

        On May 14, 2008, Company changed its state of incorporation from California to Delaware and changed its name to PacWest Bancorp from First Community Bancorp. The reincorporation was effected through a merger with and into PacWest Bancorp, a Delaware corporation and wholly-owned subsidiary of the Company established for such purpose. The merger agreement relating to the reincorporation was approved by the requisite vote of shareholders at the Company's Special Meeting of Shareholders on April 23, 2008. In connection with the reincorporation and name change, the Company also changed its ticker symbol on the NASDAQ Global Select Market to "PACW." Other than the name change, change in ticker symbol and change in corporate domicile, the reincorporation did not result in any change in the business, physical location, management, assets, liabilities or net worth of the Company, nor did it result in any change in location of the Company's employees, including the Company's management.

        The reincorporation did not alter any shareholder's percentage ownership interest, or number of shares owned, in the Company. Shareholders are not required to undertake any exchange of the Company's shares, as shares in the California company are deemed to represent an equal number of shares in the Delaware company.

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

        Historically, the Bank's primary liquidity source has been its core deposit base. Over the last several years the Bank's reliance on collateralized FHLB advances has increased as one of its sources of affordable and immediately available liquidity. The level of such wholesale funding is monitored based on the Bank's liquidity requirements, and we maintain what we believe to be an acceptable level of this collateralized borrowing capacity available at all times. The Bank's secured borrowing capacity was $957.0 million, of which $353.3 million was available as of June 30, 2008. In addition to the secured borrowing relationship with the FHLB, to meet short term liquidity needs the Bank maintains adequate balances in liquid assets, which include cash and due from banks, Federal Funds sold, interest-bearing deposits in other financial institutions, and unpledged investment securities available-for-sale. At June 30, 2008, liquid assets as a percent of total deposits were 4.0% and when available secured borrowings are included this ratio increases to 15.1%. Additionally, the Bank maintains unsecured lines of credit of $165.0 million with correspondent banks for purchase of overnight funds. These lines are subject to availability of funds. Another source of liquidity is the holding company's revolving line of credit for $35.0 million. There were no amounts outstanding under the revolving credit agreement as of June 30, 2008 or at the date hereof. We reduced the line amount during the first quarter of 2008 to avoid incurring additional fees on the unused portion of the credit line.

        The recent disruption in the financial credit and liquidity markets has had the effect of decreasing the overall liquidity in the marketplace. Competition from financial institutions seeking to maintain adequate liquidity has placed upward pressure on the rates paid for customer deposits. We have lowered the rates paid on certain deposit accounts as market interest rates have declined, consistent with our disciplined deposit pricing strategy; this action, however, has resulted in deposit outflows. We have augmented our funding needs with our collateralized FHLB borrowings. In order to maintain sufficient levels of liquidity given the need to fund loan growth and manage deposit flows, the Bank may also use the secondary market for large denomination time deposits, the availability of which is uncertain and subject to competitive market forces. The Bank has $70.6 million of these large denomination time deposits at June 30, 2008.

        The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from the Bank and our ability to raise capital, issue subordinated debt and secure outside borrowings. The ability of the Company to obtain funds for the payment of dividends to our shareholders and for other cash requirements is largely dependent upon the Bank's earnings. Pacific Western is subject to restrictions under certain federal and state laws and regulations which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. Dividends paid by state banks, such as Pacific Western, are regulated by the DFI under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the first quarter of 2008, PacWest received dividends of $106.0 million from the Bank. Further dividends from the Bank to the Company require DFI approval.

        At June 30, 2008, the Company had, on a stand-alone basis, approximately $29.6 million in cash on deposit at the Bank. Management believes this amount of cash is sufficient to cover the Company's operating expenses and expected cash dividends on common stock for the remainder of 2008.

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

         Contractual Obligations.    The known contractual obligations of the Company at June 30, 2008, are as follows:

	At June 30, 2008 and Due
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Short-term debt obligations	$151,300	$—	$—	$—	$151,300
Brokered deposits	70,563	—	—	—	70,563
Long-term debt obligations	—	175,000	50,000	355,107	580,107
Operating lease obligations	12,543	22,655	15,359	24,237	74,794
Other contractual obligations	3,514	6,933	—	—	10,447

Total	$237,920	$204,588	$65,359	$379,344	$887,211

        The amount of brokered deposits included in the contractual obligations table are wholesale broker deposits only. Such amount does not include $17.7 million of customer deposits that were subsequently participated with other FDIC insured financial institutions as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits.

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

Off-Balance Sheet Arrangements

        Our obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded. At June 30, 2008, our loan-related commitments, including standby letters of credit and financial guarantees, totaled $1.2 billion. The commitments which result in a funded loan increase our profitability through net interest income. Therefore, during the year, we manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources have been and are expected to be sufficient to meet the cash requirements of our lending activities.

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

        Market risk sensitive instruments are generally defined as derivatives and other financial instruments, which include investment securities, loans, deposits, and borrowings. At June 30, 2008, we had not used any derivatives to alter our interest rate risk profile or for any other reason. However, both the repricing characteristics of our fixed rate loans and floating rate loans, as well as our significant percentage of noninterest-bearing deposits compared to interest-earning assets, may influence our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, interest-bearing deposits in financial institutions, Federal Home Loan Bank stock, investment securities, deposits, borrowings, and subordinated debentures.

        We measure our interest rate risk position on a monthly basis using three methods: (i) net interest income simulation analysis; (ii) market value of equity modeling; and (iii) traditional gap analysis. The results of these analyses are reviewed by the Executive ALM Committee monthly and the Board ALCO quarterly. If hypothetical changes to interest rates cause changes to our simulated net present value of equity and/or net interest income outside our pre-established limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits. We evaluated the results of our net interest income simulation and market value of equity models prepared as of June 30, 2008. These simulation models suggest our balance sheet is asset-sensitive over a one year time horizon and liability sensitive over a longer time horizon. This profile suggests that in a rising interest rate environment, our net interest margin would initially increase and then gradually decrease over time; and during a falling or sustained low interest rate environment, our net interest margin would decrease initially and then gradually increase over time. This fairly neutral profile is due to the assumed repricing characteristics of our loans, deposits and borrowings. Approximately 27% of our loan portfolio is eligible to reprice immediately and another 18% of our loan portfolio has a variable interest rate that is currently at its floor. We anticipate immediately changing the rates on approximately 14% of our total deposits and borrowings as interest rates change; and we anticipate fully repricing a majority of the remaining interest bearing deposits and borrowings within the 1 to 2 year time horizon, subject to the embedded optionality in our FHLB putable advances. As more assets than liabilities are expected to reprice immediately as interest rates change, the Company is asset sensitive in the near term. After the one year time horizon cumulatively more liabilities than assets are expected to have repriced which suggests a gradual shift to a liability sensitive profile thereafter.

         Net interest income simulation.    We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of June 30, 2008. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

        This analysis calculates the difference between net interest income forecasted using both increasing and declining interest rate scenarios and net interest income forecasted using a base market interest rate derived from the current treasury yield curve. In order to arrive at the base case, we extend our balance sheet at June 30, 2008 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products' pricing as of June 30, 2008. Based on such repricings, we calculated an estimated net interest income and net interest margin. The effects of certain balance sheet attributes, such as fixed-rate loans, floating rate loans that have reached their floors and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that may vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

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

        The following table presents as of June 30, 2008, forecasted net interest income and net interest margin for the next 12 months using a base case and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points.

Interest rate scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$216,448	2.9%	5.33%	0.15%
Up 200 basis points	$213,712	1.6%	5.26%	0.08%
Up 100 basis points	$212,689	1.1%	5.24%	0.06%
BASE CASE	$210,346	—	5.18%	—
Down 100 basis points	$208,435	(0.9)%	5.13%	(0.05)%
Down 200 basis points	$203,870	(3.1)%	5.02%	(0.16)%
Down 300 basis points	$196,501	(6.6)%	4.84%	(0.34)%

        Our simulation results as of June 30, 2008 indicate our interest rate risk position was asset sensitive as the simulated impact of an immediate upward movement in interest rates would result in increases in net interest income over the subsequent 12 month period while an immediate downward movement in interest rates would result in a decrease in net interest income over the next 12 months. In comparing the June 30, 2008, simulation results to March 31, 2008, we have become less asset sensitive. The decrease in our asset sensitivity is mostly a result of an increase of overnight borrowings from the FHLB.

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

        The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at June 30, 2008. The following table shows the projected change in the market value of equity for the set of rate shocks presented as of June 30, 2008:

Interest rate scenario	Estimated Market Value	Percentage Change From Base	Percentage of total assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$587,006	(10.7)%	13.5%	156.6%
Up 200 basis points	$612,767	(6.8)%	14.1%	163.5%
Up 100 basis points	$637,202	(3.1)%	14.7%	170.0%
BASE CASE	$657,560	—	15.1%	175.5%
Down 100 basis points	$679,140	3.3%	15.6%	181.2%
Down 200 basis points	$690,135	5.0%	15.9%	184.2%
Down 300 basis points	$701,509	6.7%	16.2%	187.2%

        The results of our market value of equity model indicate a liability sensitive profile as the simulated impact of an immediate upward movement in interest rates would result in a decline in the estimated market value of equity while an immediate downward movement in interest rates would result in an increase in the estimated market value of equity. The June 30, 2008 simulation results, as compared to March 31, 2008, indicate increased liability sensitivity and volatility as a result of the decline in the book value of equity due to the goodwill write-off in the second quarter of 2008. As a result of the decline in the book value of equity, changes in the fair value of the remaining assets and liabilities have a greater impact on the overall change in the estimated market value of equity.

         Gap analysis.    As part of the interest rate management process, we use a gap analysis. A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest-sensitive assets and interest-bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match the volume of interest sensitive assets and interest bearing liabilities repricing over different time intervals. The following table illustrates the volume and repricing characteristics of our balance sheet at June 30, 2008 over the indicated time intervals:

	At June 30, 2008
	Amounts Maturing or Repricing In
	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Non- sensitive(1)	Total
	(Dollars in thousands)
ASSETS
Cash and deposits in financial institutions	$253	$—	$—	$—	$117,862	$118,115
Federal funds sold	9,000	—	—	—	—	9,000
Investment securities	43,779	4,378	19,082	76,165	—	143,404
Loans, net of unearned income	1,717,541	211,287	932,942	1,043,286	—	3,905,056
Other assets	—	—	—	—	167,749	167,749

Total assets	$1,770,573	$215,665	$952,024	$1,119,451	$285,611	$4,343,324

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing demand deposits	$—	$—	$—	$—	$1,239,098	$1,239,098
Interest-bearing demand, money market and savings	1,506,902	—	—	—	—	1,506,902
Time deposits	180,851	237,100	28,262	—	—	446,213
Borrowings(2)	106,300	45,000	225,000	225,000	—	601,300
Subordinated debentures	87,631	—	20,619	18,558	3,299	130,107
Other liabilities	—	—	—	—	44,960	44,960
Shareholders' equity	—	—	—	—	374,744	374,744

Total liabilities and shareholders' equity	$1,881,684	$282,100	$273,881	$243,558	$1,662,101	$4,343,324

Period gap	$(111,111)	$(66,435)	$678,143	$875,893	$(1,376,490)
Cumulative interest-earning assets	$1,770,573	$1,986,238	$2,938,262	$4,057,713
Cumulative interest-bearing liabilities	$1,881,684	$2,163,784	$2,437,665	$2,681,223
Cumulative gap	$(111,111)	$(177,546)	$500,597	$1,376,490
Cumulative interest-earning assets to cumulative interest-bearing liabilities	94.1%	91.8%	120.5%	151.3%
Cumulative gap as a percent of:
Total assets	(2.6)%	(4.1)%	11.5%	31.7%
Interest earning assets	(2.7)%	(4.4)%	12.3%	33.9%

(1)
Assets or liabilities which do not have a stated interest rate.

(2)
Putable FHLB advances are shown based on their contractual maturites.

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

        The preceding table indicates that we had a negative one year cumulative gap of $177.5 million at June 30, 2008, an increase of $6.7 million from the negative gap position of $170.8 million at March 31, 2008. The increase in the negative gap is the result of increased overnight borrowings. This gap position suggests that we are liability sensitive and if rates were to increase, our net interest margin would most likely decrease. Conversely, if rates were to decrease, our net interest margin would most likely increase. The ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year at June 30, 2008 is 91.8%. This one year gap position indicates that interest expense is likely to be affected to a greater extent than interest income for any changes in interest rates within one year from June 30, 2008.

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

PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

        This disclosure amends and updates our previous disclosure regarding Gilbert et. al v. Cohn et al, Case No. BC310846 currently pending in the Los Angeles Superior Court (the "Gilbert Litigation"), as previously reported in Item 3 to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

        At a hearing on June 23, 2008 the Los Angeles Superior Court stated that it approved the Stipulation of Settlement dated February 9, 2007 (the "Settlement"), and the court subsequently executed a Final Judgment and Order of Dismissal regarding the claims against the Company and First Charter's former officer. The Settlement will become effective once the time for appeal expires without an appeal being taken or once any appeal is resolved in favor of approval of the settlement. Assuming the Settlement becomes effective, the Company's contribution to the Settlement will be $775,000, which was fully accrued in 2005.

        While we believe that this Settlement, if finalized, will end our exposure to the underlying claims in the Gilbert Litigation, we cannot be certain that all conditions to effectiveness of the Settlement will be satisfied.

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

        The following table presents stock purchases made during the second quarter of 2008 under our publicly announced share repurchase program and purchases made by the DDCP:

			Publicly Announced Share Repurchase Programs
	Total Shares Purchased	Average Price Per Share	Total Shares Purchased	Average Price Per Share	Approximate Dollar Value of Shares that May Yet Be Purchased
April 1—April 30, 2008	—	$0.00	—	$0.00
May 1—May 31, 2008	—	$0.00	—	$0.00
June 1—June 30, 2008	10,598	$17.90	—	$0.00

Total	10,598	$17.90	—	$0.00	$36,247,000

ITEM 4.    Submission of Matters to a Vote of Security Holders

I.     (a) The Company held a Special Meeting of Shareholders on April 23, 2008.

  (c) At the Special Meeting, shareholders voted to approve the reincorporation of the Company from California to Delaware. The results of the voting were as follows:

Matter	Votes For	Votes Against	Abstentions	Broker Non-Votes
To approve the reincorporation of the Company from California to Delaware	18,423,590	120,343	29,566	—

II.    (a) The Company held its Annual Meeting of Shareholders on May 13, 2008.

  (c) At the Annual Meeting, shareholders voted on the election of the Company's directors. All nominees for director were elected. The results of the voting were as follows:

Matter	Votes For	Withheld
Election of Directors:
Mark N. Baker	24,013,034	369,261
Gary W. Deems	24,206,950	175,345
Stephen M. Dunn	24,131,172	251,123
John M. Eggemeyer	23,639,886	742,409
Barry C. Fitzpatrick	24,115,233	267,062
George E. Langley	24,254,299	127,996
Susan E. Lester	24,139,228	243,067
Timothy B. Matz	23,363,907	1,018,388
Arnold W. Messer	24,137,265	245,030
Daniel B. Platt	24,043,262	339,033
Robert A. Stine	24,049,595	332,700
Matthew P. Wagner	24,245,141	137,154
David S. Williams	23,929,238	453,057

ITEM 6.    Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended, of PacWest Bancorp, a Delaware corporation (Exhibit 3.1 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
3.2	Bylaws of PacWest Bancorp, a Delaware corporation, dated April 22, 2008 (Exhibit 3.2 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACWEST BANCORP
DATE: AUGUST 7, 2008	/s/ VICTOR R. SANTORO Victor R. Santoro Executive Vice President and Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
  ITEM 1. Unaudited Condensed Consolidated Financial Statements
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
  ITEM 4. Controls and Procedures
PART II—OTHER INFORMATION
  ITEM 1. Legal Proceedings
  ITEM 1A. Risk Factors
  ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
  ITEM 4. Submission of Matters to a Vote of Security Holders
  ITEM 6. Exhibits
SIGNATURES