Form 10-Q
period 2008-09-30
PACWEST BANCORP
filed 2008-11-06
CIK 1102112

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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

        As of November 3, 2008 there were 27,200,216 shares of the registrant's common stock outstanding, excluding 957,911 shares of unvested restricted stock.

See "Notes to Unaudited Condensed Consolidated Financial Statements."

 PART I—FINANCIAL INFORMATION

ITEM 1.    Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Dollars in thousands, except share data)
Assets:
Cash and due from banks	$124,692	$99,363
Federal funds sold	5,500	2,000

Total cash and cash equivalents	130,192	101,363
Interest-bearing deposits in financial institutions	303	420
Investments:
Federal Home Loan Bank stock, at cost	33,458	26,649
Securities available-for-sale (amortized cost of $97,809 at September 30, 2008 and $105,984 at December 31, 2007)	97,572	106,888

Total investments	131,030	133,537
Loans held for sale	—	63,565
Loans, net of unearned income	3,934,321	3,949,218
Less allowance for loan losses	(61,075)	(52,557)

Net loans	3,873,246	3,896,661
Premises and equipment, net	25,471	26,327
Other real estate owned, net	13,284	2,736
Accrued interest receivable	14,780	18,555
Goodwill	—	761,990
Core deposit and customer relationship intangibles	36,497	43,785
Cash surrender value of life insurance	69,972	67,846
Other assets	68,442	62,255

Total assets	$4,363,217	$5,179,040

Liabilities and Stockholders' Equity:
Deposits:
Noninterest-bearing	$1,218,486	$1,211,946
Interest-bearing	1,974,586	2,033,200

Total deposits	3,193,072	3,245,146
Accrued interest payable and other liabilities	43,115	45,054
Borrowings	620,700	612,000
Subordinated debentures	130,043	138,488

Total liabilities	3,986,930	4,040,688

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 50,000,000 shares; issued and outstanding 28,159,263 at September 30, 2008 and 28,002,382 at December 31, 2007 (includes 962,410 and 861,269 shares of unvested restricted stock, respectively)	282	280
Capital surplus	921,589	936,328
Retained earnings (accumulated deficit)	(545,297)	201,220
Treasury stock, 8,365 shares at September 30, 2008 and none at December 31, 2007	(150)	—
Accumulated other comprehensive (loss) income—unrealized (loss) gain on securities available-for-sale, net	(137)	524

Total stockholders' equity	376,287	1,138,352

Total liabilities and stockholders' equity	$4,363,217	$5,179,040

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Quarter Ended			Nine Months Ended September 30,
	9/30/08	6/30/08	9/30/07	2008	2007
	(In thousands, except per share data)
Interest income:
Interest and fees on loans	$68,712	$69,536	$85,649	$213,901	$260,875
Interest on federal funds sold	23	23	605	86	1,728
Interest on deposits in financial institutions	1	2	5	6	17
Interest on investment securities	1,808	1,861	1,268	5,370	4,006

Total interest income	70,544	71,422	87,527	219,363	266,626

Interest expense:
Deposits	9,001	8,919	14,924	29,741	42,080
Borrowings	4,538	4,680	3,562	14,525	13,728
Subordinated debentures	2,030	2,051	2,758	6,490	8,646

Total interest expense	15,569	15,650	21,244	50,756	64,454

Net interest income before provision for credit losses	54,975	55,772	66,283	168,607	202,172
Provision for credit losses	7,500	3,500	—	37,000	—

Net interest income after provision for credit losses	47,475	52,272	66,283	131,607	202,172

Noninterest income:
Service charges on deposit accounts	3,165	3,205	2,877	9,594	8,544
Other commissions and fees	1,884	1,812	1,903	5,215	5,202
Gain on sale of loans, net	—	(572)	(323)	(303)	8,981
Gain on sale of securities, net	81	—	—	81	—
Increase in cash surrender value of life insurance	632	617	597	1,836	1,840
Other income	281	339	628	1,588	2,995

Total noninterest income	6,043	5,401	5,682	18,011	27,562

Noninterest expense:
Compensation	19,332	18,919	17,582	57,097	54,771
Occupancy	5,248	4,884	4,799	14,863	14,285
Furniture and equipment	1,073	1,046	1,258	3,258	3,746
Data processing	1,495	1,604	1,507	4,642	4,532
Other professional services	1,768	1,669	1,574	4,852	4,806
Business development	650	849	780	2,255	2,336
Communications	745	816	825	2,385	2,498
Insurance and assessments	1,025	810	468	2,375	1,259
Other real estate owned expense	1,360	164	7	1,596	66
Intangible asset amortization	2,274	2,484	2,574	7,288	7,053
Reorganization charges	—	258	—	258	1,341
Legal settlement	—	780	—	780	—
Goodwill write-off	—	486,701	—	761,701	—
Other	2,878	3,100	3,150	8,892	9,221

Total noninterest expense	37,848	524,084	34,524	872,242	105,914

Earnings (loss) before income taxes	15,670	(466,411)	37,441	(722,624)	123,820
Income taxes	6,119	8,103	15,245	15,062	50,553

Net earnings (loss)	$9,551	$(474,514)	$22,196	$(737,686)	$73,267

Number of outstanding shares (weighted average):
Basic	27,191.1	27,166.8	28,899.3	27,167.8	28,884.2
Diluted	27,203.8	27,166.8	28,988.0	27,167.8	29,001.9
Earnings (loss) per share:
Basic	$0.35	$(17.47)	$0.77	$(27.15)	$2.54
Diluted	$0.35	$(17.47)	$0.77	$(27.15)	$2.53
Dividends declared per share	$0.32	$0.32	$0.32	$0.96	$0.96

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Quarter Ended			Nine Months Ended September 30,
	9/30/08	6/30/08	9/30/07	2008	2007
	(Dollars in thousands)
Net earnings (loss)	$9,551	$(474,514)	$22,196	$(737,686)	$73,267
Other comprehensive income, net of related income taxes:
Unrealized gains on securities:
Unrealized holding gains (losses) on securities arising during the period	91	(1,193)	346	(533)	172
Reclassification of realized gains included in income	(122)	—	—	(128)	—

	(31)	(1,193)	346	(661)	172

Comprehensive income (loss)	$9,520	$(475,707)	$22,542	$(738,347)	$73,439

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock
				Retained Earnings (Accumulated Deficit)		Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Capital Surplus		Treasury Stock		Total
	(Dollars in thousands, except share data)
Balance at December 31, 2007	28,002,382	$280	$936,328	$201,220	$—	$524	$1,138,352
Net loss	—	—	—	(737,686)	—	—	(737,686)
Exercise of stock options	1,000	—	30	—	—	—	30
Tax benefits from exercise of options and vesting of restricted stock	—	—	(455)	—	—	—	(455)
Restricted stock awarded and earned stock compensation, net of shares forfeited	176,370	2	3,637	—	—	—	3,639
Restricted stock surrendered	(12,124)	—	(288)	—	—	—	(288)
Treasury stock	(8,365)	—	—	—	(150)	—	(150)
Cash dividends paid ($0.96 per share)	—	—	(17,663)	(8,831)	—	—	(26,494)
Other comprehensive income—decrease in net unrealized gain on securities available-for-sale, net of tax effect of $479 thousand	—	—	—	—	—	(661)	(661)

Balance at September 30, 2008	28,159,263	$282	$921,589	$(545,297)	$(150)	$(137)	$376,287

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Cash flows from operating activities:
Net (loss) earnings	$(737,686)	$73,267
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Goodwill write-off	761,701	—
Depreciation and amortization	11,017	11,271
Provision for credit losses	37,000	—
Gain on sale of other real estate owned	(126)	—
Other real estate owned valuation adjustment	1,064	—
Loss (gain) on sale of loans	303	(8,981)
Loss (gain) on sale of premises and equipment	10	(433)
Gain on sale of securities	(81)	—
Proceeds from sale of loans held for sale	7,868	94,459
Origination of loans held for sale	(1,665)	(16,234)
Restricted stock amortization	3,639	6,770
Deficit (excess) tax benefit from stock option exercises and restricted and performance stock vesting	455	(3,365)
Increase (decrease) in accrued and deferred income taxes, net	(3,982)	8,043
Increase in other assets	6,889	2,251
Increase in accrued interest payable and other liabilities	(557)	(8,584)
Dividends on FHLB stock	(1,210)	(1,012)

Net cash provided by operating activities	84,639	157,452

Cash flows from investing activities:
Net cash and cash equivalents paid in acquisitions	—	(1,566)
Net decrease in loans	128	112,652
Proceeds from sale of loans	22,110	355,238
Net decrease in deposits in financial institutions	117	139
Securities available-for-sale:
Sales	16,527	—
Maturities	28,364	42,156
Purchases	(36,431)	(20,877)
Net (purchases) redemptions of FHLB stock	(5,599)	12,396
Proceeds from sale of other real estate owned	1,236	479
Purchases of premises and equipment, net	(3,345)	(3,662)
Proceeds from sale of premises and equipment	62	9,684

Net cash provided by investing activities	23,169	506,639

Cash flows from financing activities:
Net increase (decrease) in deposits:
Noninterest-bearing	6,540	(254,084)
Interest-bearing	(58,614)	10,677
Redemptions of subordinated debentures	(8,248)	(10,310)
Net repurchases of common stock	(150)	(69,016)
Net (surrenders) proceeds from exercise and vesting of stock awards	(258)	738
Deficit (excess) tax benefit from stock option exercises and restricted and performance stock vesting	(455)	3,365
Net increase (decrease) in borrowings	8,700	(224,000)
Repayment of acquired debt	—	(84,076)
Cash dividends paid	(26,494)	(28,540)

Net cash used in financing activities	(78,979)	(655,246)

Net increase in cash and cash equivalents	28,829	8,845
Cash and cash equivalents at beginning of period	101,363	150,910

Cash and cash equivalents at end of period	$130,192	$159,755

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$51,192	$64,750
Cash paid during period for income taxes	18,981	43,937
Transfer of loans to other real estate owned	12,104	360
Transfer from loans held-for-sale to loans	57,034	28,688
Transfer from loans to loans held-for-sale	22,085	379,692

See "Notes to Unaudited Condensed Consolidated Financial Statements."

NOTE 1—BASIS OF PRESENTATION

        PacWest Bancorp, formerly known as First Community Bancorp, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our banking subsidiary. As of September 30, 2008, our sole banking subsidiary was Pacific Western Bank, which we refer to as Pacific Western or the Bank. When we say "we", "our" or the "Company", we mean the Company on a consolidated basis with the Bank. When we refer to "PacWest" or to the holding company, we are referring to the parent company on a stand-alone basis.

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

        In connection with the reincorporation and name change, the Company also changed its ticker symbol on the NASDAQ Global Select Market to "PACW." Other than the name change, change in ticker symbol and change in corporate domicile, the reincorporation did not result in any change in the business, physical location, management, assets, liabilities or total stockholders' equity of the Company, nor did it result in any change in location of the Company's employees, including the Company's management. Additionally, the reincorporation did not alter any shareholder's percentage ownership interest or number of shares owned in the Company.

        The stockholders' equity section of the accompanying consolidated financial statements have been restated retroactively to give effect to the reincorporation. Such reclassification had no effect on the results of operations or the total amount of stockholders' equity.

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

  (b) Use of Estimates

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Material estimates subject to change in the near term include,

NOTE 1—BASIS OF PRESENTATION (Continued)

among other items, the allowance for credit losses, the carrying values of intangible assets and the realization of deferred tax assets.

NOTE 2—MERGER RELATED LIABILITIES

        All of the acquisitions consummated after December 31, 2000 were completed using the purchase method of accounting. Accordingly, we recorded the estimated merger-related charges associated with each acquisition as a liability at closing when the related purchase price was allocated.

        For each acquisition, we developed an integration plan for the Company that addressed, among other things, requirements for staffing, systems platforms, branch locations and other facilities. The established plans are evaluated regularly during the integration process and modified as required. Merger and integration expenses are summarized in the following primary categories: (i) severance and employee-related charges; (ii) system conversion and integration costs, including contract termination charges; (iii) asset write- downs, lease termination costs for abandoned space and other facilities-related costs; and (iv) other charges.

        The following table presents the activity in the merger-related liability account for the nine months ended September 30, 2008:

	Severance and Employee-related	System Conversion and Integration	Asset Write- downs, Lease Terminations and Other Facilities-related	Other	Total
	(Dollars in thousands)
Balance at December 31, 2007	$31	$—	$1,337	$309	$1,677
Cash outlays	(17)	—	(505)	(62)	(584)

Balance at September 30, 2008	$14	$—	$832	$247	$1,093

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill and intangible assets arise from purchase business combinations. The goodwill previously recorded had been assigned to our one reporting segment, banking. Goodwill and other intangible assets generated from purchase business combinations and deemed to have indefinite lives are not subject to amortization and are instead tested for impairment at least annually. As a result of the volatility in the banking industry and the effect such volatility has had on banking stocks since the beginning of 2008, including PacWest Bancorp's common stock, during both the first and second quarters we engaged an independent valuation consultant to assist us in determining whether and to what extent our goodwill asset was impaired. Based on these analyses, we wrote-off $275.0 million of goodwill in the first quarter of 2008 and wrote-off the remaining balance of our goodwill totaling $486.7 million in the second quarter of 2008. Such charges had no effect on the Company's or the Bank's cash balances or liquidity. In addition, because goodwill and other intangible assets are not included in the calculation of regulatory capital, the Company's and the Bank's well-capitalized regulatory ratios have not been affected by this non-cash expense.

        The analyses compared the implied fair value of goodwill to the carrying amount of goodwill on the Company's balance sheet. Since the carrying amount of the goodwill exceeded the implied fair value of that goodwill, an impairment loss was recognized in an amount equal to that excess. The implied fair value of goodwill was determined in the same manner as goodwill recognized in a business combination would be determined. That is, the estimated fair value of the Company was allocated to all of the Company's individual assets and liabilities, including any unrecognized identifiable intangible

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

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

        The following table presents the changes in goodwill for the nine months ended September 30, 2008:

Nine Months Ended September 30, 2008
(Dollars in thousands)
Balance as of January 1, 2008	$761,990
Adjustments related to 2007 acquisitions	(289)
Write-offs	(761,701)

Balance as of September 30, 2008	$—

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

        The following table presents the changes in the gross amounts of core deposit and customer relationship intangibles and the related accumulated amortization for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Gross amount:
Balance as of January 1,	$70,463	$67,773
Additions	—	3,032

Balance as of September 30,	70,463	70,805

Accumulated amortization:
Balance as of January 1,	(26,678)	(17,346)
Amortization	(7,288)	(7,053)

Balance as of September 30,	(33,966)	(24,399)

Net balance as of September 30,	$36,497	$46,406

NOTE 4—INVESTMENT SECURITIES

        The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale as of September 30, 2008 are as follows:

	September 30, 2008
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
FHLB and Federal Farm Credit Banks debt securities	$17,961	$70	$170	$17,861
Municipal securities	7,543	118	56	7,605
Mortgage-backed and other securities	72,305	235	434	72,106

Total	$97,809	$423	$660	$97,572

        At September 30, 2008, the fair value of mortgage-backed debt securities issued by the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) was approximately $60.6 million. We do not own any equity securities issued by Fannie Mae or Freddie Mac. During the third quarter, we sold $16.5 million of Fannie Mae and Freddie Mac debt securities at a gain of $81,000.

        The contractual maturity distribution of our securities portfolio based on amortized cost and fair value as of September 30, 2008, is shown below. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity distribution as of September 30, 2008
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$6,083	$6,130
Due after one year through five years	11,511	11,570
Due after five years through ten years	16,736	16,560
Due after ten years	63,479	63,312

Total	$97,809	$97,572

        The following table presents the fair value and unrealized losses on securities that were temporarily impaired as of September 30, 2008:

	Impairment Period
	Less than 12 months		12 months or longer		Total
Descriptions of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
FHLB and Federal Farm Credit Banks debt securities	$11,825	$170	$—	$—	$11,825	$170
Municipal securities	2,669	56	—	—	2,669	56
Mortgage-backed securities	27,100	363	2,978	71	30,078	434

Total temporarily impaired securities	$41,594	$589	$2,978	$71	$44,572	$660

NOTE 4—INVESTMENT SECURITIES (Continued)

        All individual securities that have been in a continuous unrealized loss position for 12 months or longer at September 30, 2008 are mortgaged-backed securities that have been issued by U.S. government-sponsored entities. These securities have fluctuated in value since their purchase dates because of changes in market interest rates. We concluded that the continuous unrealized loss position for the past 12 months on our securities is a result of the level of market interest rates and not a result of the underlying issuers' ability to repay and are, therefore, temporarily impaired. In addition, we have the intent and ability to hold these securities until their fair value recovers to their cost. Accordingly, we have not recognized the temporary impairment in our consolidated statement of earnings.

        As of September 30, 2008 securities available-for-sale with a fair value of $39.4 million were pledged as security for borrowings, public deposits and other purposes as required by various statutes and agreements.

NOTE 5—NET EARNINGS (LOSS) PER SHARE

        The following is a summary of the calculation of basic and diluted net earnings (loss) per share for the periods indicated:

	Quarter Ended			Nine Months Ended September 30,
	9/30/08	6/30/08	9/30/07	2008	2007
	(In thousands, except per share data)
Net earnings (loss)	$9,551	$(474,514)	$22,196	$(737,686)	$73,267

Weighted average shares outstanding used for basic earnings (loss) per share	27,191.1	27,166.8	28,899.3	27,167.8	28,884.2
Effect of dilutive restricted stock and stock options	12.7	—	88.7	—	117.7

Diluted weighted average shares outstanding	27,203.8	27,166.8	28,988.0	27,167.8	29,001.9

Earnings (loss) per share:
Basic	$0.35	$(17.47)	$0.77	$(27.15)	$2.54
Diluted	$0.35	$(17.47)	$0.77	$(27.15)	$2.53

        The common stock equivalents for purposes of diluted earnings per share are determined under the transition method provided by FASB Staff Position FAS123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. Diluted earnings per share do not include all potentially dilutive shares that may result from outstanding stock options and restricted stock awards that may eventually vest. The number of common shares underlying stock options and shares of restricted stock which were outstanding but not included in the calculation of diluted net earnings per share were 951,001 and 792,573 for the quarters ended September 30, 2008 and 2007 and 963,722 and 763,677 for the nine months ended September 30, 2008 and 2007.

NOTE 6—STOCK COMPENSATION

Time-based and Performance-based Restricted Stock.

        At September 30, 2008, there were outstanding 442,410 shares of unvested time-based restricted common stock awarded in each calendar year since and including 2004, and 520,000 shares of unvested performance-based restricted common stock awarded in 2006, 2007 and 2008. The awarded shares of time-based restricted common stock vest over a service period of three to five years from date of the grant. The awarded shares of performance-based restricted common stock vest in full on the date the

NOTE 6—STOCK COMPENSATION (Continued)

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

        Compensation expense related to awards of restricted stock is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. The vesting of performance-based restricted stock awards and recognition of related compensation expense may occur over a shorter vesting period if financial performance targets are achieved earlier than anticipated. During the fourth quarter of 2007 we determined that attainment of the financial targets related to the performance-based restricted stock prior to their expiration was less than probable and suspended amortization of the expense related to these awards. If and when the attainment of such financial targets is deemed probable in future periods, a catch-up adjustment will be recorded and amortization of such performance-based restricted stock will continue. The unvested performance-based restricted stock awarded in 2006 expires in 2013. The unvested performance-based restricted stock awarded in 2007 and 2008 expires in 2017. Restricted stock amortization totaled $1.2 million and $2.2 million for the quarters ended September 30, 2008 and 2007 and $3.6 million and $6.8 million for the nine months ended September 30, 2008 and 2007. Such amounts are included in compensation expense in the accompanying consolidated statements of earnings.

        The Company's 2003 Plan permits stock based compensation awards to officers, directors, key employees and consultants. The 2003 Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 3,500,000 shares of authorized but unissued Company common stock, subject to adjustments provided by the 2003 Plan. As of November 3, 2008, there were 471,525 shares available for grant under the 2003 Plan.

NOTE 7—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS

Borrowings.

        The following table summarizes information on our FHLB advances outstanding as of September 30, 2008:

Year of Maturity	Amount	Rate	Next Date Callable by FHLB
	(Dollars in thousands)
Overnight	$125,700	1.33%	N/A
2008	45,000	4.78%	N/A
2009	100,000	3.63%	12/7/2008
2010	75,000	3.04%	1/11/2009
2013	50,000	2.71%	1/11/2009	(1)
2017	200,000	3.16%	12/11/2008	(1)
2018	25,000	2.61%	1/11/2009	(1)

Total	$620,700	2.91%

    (1)
    Quarterly thereafter.

NOTE 7—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS (Continued)

        With the exception of overnight borrowings and the $45 million advance due in December 2008, the Bank has entered into a series of fixed rate term advances with the FHLB that have a call option. These advances may be called by the FHLB on the next call date noted above. While the FHLB may call the advances to be repaid for any reason, they are likely to be called if market interest rates are higher than the advances' stated rates on the call dates. If the advances are called by the FHLB, there is no prepayment penalty. We may repay the advances at any time with a prepayment penalty; such prepayment penalty would be determined at that time. Our aggregate remaining secured borrowing capacity from the FHLB was $316.2 million at September 30, 2008. Additionally, the Bank established a secured borrowing facility with the FRB as of October 15, 2008. This borrowing arrangement had a borrowing capacity of $598.8 million at October 24, 2008. The Bank also maintains unsecured lines of credit of $155.0 million with correspondent banks for the purchase of overnight funds; these lines are subject to availability of funds.

        The Company has a revolving credit line with U.S. Bank, N.A. for $35.0 million. The line matures on August 28, 2009 and is secured by a pledge of all of the outstanding capital stock of Pacific Western. The credit agreement requires the Company to maintain certain financial and capital ratios, among other covenants and conditions. Such covenants include minimum regulatory capital ratios, maximum debt ratios, a minimum return on average assets, minimum and maximum credit quality ratios, and dividend payment limitations. As of September 30, 2008, we, and where applicable, Pacific Western, were in compliance with all covenants covering the agreement. Our compliance with these covenants varies from time to time depending on a number of factors. Our ability to borrow depends on our compliance with these covenants and the willingness of U.S. Bank to grant a waiver in the event we are out of compliance. We pay a fee of 25 basis points on the unused amounts. There were no amounts outstanding under the revolving line of credit agreement as of September 30, 2008 or at the date hereof.

Subordinated Debentures.

        The Company had an aggregate of $130.0 million subordinated debentures outstanding at September 30, 2008. These subordinated debentures were issued in seven separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us or entities we have acquired, which in turn issued trust preferred securities, which total $123.0 million at September 30, 2008. These trust preferred securities are presently considered Tier 1 capital for regulatory purposes. With the exception of Trust I and Trust CI, the subordinated debentures are callable at par, only by the issuer, five years from the date of issuance, subject to certain exceptions. We are permitted to call the debentures in the first five years if the prepayment election relates to one of the following three events: (i) a change in the tax treatment of the debentures stemming from a change in the IRS laws; (ii) a change in the regulatory treatment of the underlying trust preferred securities as Tier 1 capital; and (iii) a requirement to register the underlying trust as a registered investment company. However, redemption in the first five years is subject to a prepayment penalty. Trust I and Trust CI may not be called for 10 years from the date of issuance unless one of the three events described above has occurred and then a prepayment penalty applies. In addition, there is a prepayment penalty if either of these debentures is called 10 to 20 years from the date of their issuance and they may be called at par after 20 years. The proceeds of the subordinated debentures were used primarily to fund several of our acquisitions and to augment regulatory capital.

NOTE 7—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS (Continued)

        The following table summarizes the terms of each issuance of the subordinated debentures outstanding at September 30, 2008:

Series	Date issued	Amount	Maturity	Earliest Call Date by Company without Penalty(1)	Fixed or Variable Rate		Rate Index	Current Rate(2)	Next Reset Date
	(Dollars in thousands)
Trust CI(3)	3/23/2000	$10,310	3/8/2030	3/8/2020	Fixed		N/A	11.00%	N/A
Trust I	9/7/2000	8,248	9/7/2030	9/7/2020	Fixed		N/A	10.60%	N/A
Trust V	8/15/2003	10,310	9/17/2033	N/A	Variable		3 month LIBOR + 3.10	5.92%	12/15/2008
Trust VI	9/3/2003	10,310	9/15/2033	N/A	Variable		3 month LIBOR + 3.05	5.87%	12/12/2008
Trust CII(3)	9/17/2003	5,155	9/17/2033	N/A	Variable		3 month LIBOR + 2.95	5.77%	12/15/2008
Trust VII	2/5/2004	61,856	4/23/2034	4/23/2009	Variable		3 month LIBOR + 2.75	6.22%	1/27/2009
Trust CIII(3)	8/15/2005	20,619	9/15/2035	9/15/2010	Fixed	(4)	N/A	5.85%	9/15/2010
Unamortized premium(5)		3,235

Total		$130,043

(1)
As described above, certain issuances may be called earlier without penalty upon the occurrence of certain events.

(2)
As of October 28, 2008; excludes debt issuance costs.

(3)
Acquired in the Community Bancorp acquisition.

(4)
Interest rate is fixed until 9/15/2010 and then is variable at a rate of 3-month LIBOR + 1.69%.

(5)
This amount represents the fair value adjustment to the four trusts that we acquired during 2006.

        As previously mentioned, the subordinated debentures were issued to trusts established by us, or entities we acquired, which in turn issued $123.0 million of trust preferred securities. These securities are currently included in our Tier I capital for purposes of determining the Company's Tier I and total risk-based capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company's banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, beginning March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less certain intangibles, including goodwill, core deposit intangibles and customer relationship intangibles, net of any related deferred income tax liability. The regulations currently in effect through December 31, 2008, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for permitted intangibles. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at September 30, 2008. We expect that our Tier I capital ratios will be at or above the existing well-capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

Brokered Deposits.

        Brokered deposits totaled $229.8 million at September 30, 2008 and are included in the interest-bearing deposits balance on the accompanying consolidated balance sheet. Such amount includes $66.3 million of customer deposits that were subsequently participated with other FDIC insured financial institutions as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits.

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

        Commitments to extend credit amounting to $1.1 billion were outstanding as of September 30, 2008 and December 31, 2007. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

        Standby letters of credit and financial guarantees amounting to $80.7 million and $90.9 million were outstanding as of September 30, 2008 and December 31, 2007. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees expire within one year from the date of issuance. The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate that any material loss will result from the outstanding commitments to extend credit, standby letters of credit or financial guarantees.

        The Company has investments in several small business investment companies and in low income housing project partnerships which provide the Company income tax credits. As of September 30, 2008 the Company had commitments to contribute capital to these entities totaling $360,000.

  Legal Matters

        On June 8, 2004, the Company was served with an amended complaint naming First Community, the predecessor to PacWest Bancorp, and Pacific Western as defendants in a class action lawsuit filed in Los Angeles Superior Court pending as Gilbert et. al v. Cohn et al., Case No. BC310846 (the "Gilbert Litigation"). A former officer of First Charter Bank, N.A. ("First Charter"), which the Company acquired in October 2001, was also named as a defendant. That former officer left First Charter in May of 1997 and later became a principal of Four Star Financial Services, LLC ("Four Star"), an affiliate of 900 Capital Services, Inc. ("900 Capital"). In the Gilbert Action, the plaintiffs alleged that the former officer of First Charter improperly induced several First Charter customers to invest in 900 Capital or affiliates of 900 Capital and further alleged that Four Star, 900 Capital and some of their affiliated entities perpetuated a fraud upon investors through various accounts at First Charter and Pacific Western with those banks' purported knowing participation in and/or willful ignorance of the scheme. The key allegations dated back to the mid-1990s and alleged several counts for relief including aiding and abetting, conspiracy, fraud, breach of fiduciary duty, relief pursuant to the California Business and Professions Code, negligence and relief under the California Securities Act stemming from an alleged fraudulent scheme and sale of securities issued by 900 Capital and Four Star. In disclosures provided to the parties, plaintiffs asserted that the named plaintiffs had suffered losses well in excess of $3.85 million, and plaintiffs asserted that "losses to the class total many tens of millions of dollars." On August 22, 2002, the Court sustained our demurrer to the second amended complaint as to each of the counts therein, granting plaintiffs leave to amend on four of the six counts, and dismissing the other counts outright.

NOTE 8—COMMITMENTS AND CONTINGENCES (Continued)

        On August 12, 2005, Progressive Casualty Insurance Company ("Progressive"), the Company's primary insurance carrier with respect to the Gilbert Litigation, filed an action in federal district court for declaratory relief, titled Progressive Casualty Insurance Company, etc., v. First Community Bancorp, etc., et al., Case No. 05-5900 SVW (MAWx) (the "Progressive Litigation"), seeking a declaratory judgment with respect to the parties' rights and obligations under Progressive's policy with the Company. Progressive alleged there was no coverage with respect to the Gilbert Litigation under the Company's insurance policy with Progressive. Progressive also notified the Company that it was withdrawing its agreement to fund defense costs for the Gilbert Litigation and reserving its right to seek reimbursement from the Company for any defense costs advanced pursuant to the insurance policy. Through December 31, 2005, Progressive had advanced to the Company approximately $690,000 of defense costs with respect to the Gilbert Litigation.

        In November 2005, along with certain other defendants, we reached an agreement in principle with respect to the Gilbert Litigation. That agreement is reflected in a written Stipulation of Settlement dated February 9, 2007, which was executed by all the parties to that settlement and filed with the Court. Following a hearing on June 23, 2008 the Los Angeles Superior Court approved the settlement, and subsequently executed the Final Judgment and Order of Dismissal regarding the claims against the Company and First Charter's former officer. The settlement became effective on September 29, 2008, when the time for appeal expired without an appeal being taken. Shortly thereafter, the Company paid to the plaintiffs the Company's $750,000 contribution to the settlement. This amount had been accrued and charged to expense in 2005.

        In connection with the Gilbert Litigation settlement, we also reached a settlement with Progressive Casualty Insurance Co. in the Progressive Litigation. The settlement with Progressive, which includes an additional contribution by Progressive under the Company's policy toward the settlement of the Gilbert Litigation and a dismissal by Progressive of any claims against the Company for reimbursement, was contingent upon the consummation of the Gilbert Litigation settlement. Since the Gilbert Litigation settlement has now been consummated, the conditions to the Progressive settlement have been satisfied and the payment that Progressive had committed to contribute to the Gilbert settlement was transferred to the Gilbert plaintiffs.

        We believe that these settlements end our exposure to the underlying claims in the Gilbert Litigation and Progressive Litigation.

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

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

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

        Certain assets and liabilities are measured at the lower of cost or fair value in accordance with GAAP. Accordingly, an asset or a liability may, or may not, meet the criteria for fair value measurement during a reporting period; the fair value measurements of these assets and liabilities are considered "nonrecurring" for purposes of SFAS 157. For assets measured at fair value on a nonrecurring basis, the following tables present the level of valuation assumptions used to determine each adjustment, the carrying value of the related assets and the total losses recognized in the quarter and nine months ended September 30, 2008. The tables are followed by a description of the valuation methodologies used to measure such assets at fair value.

For the quarter ended September 30, 2008:

		Fair Value Measurements Using
	Total Fair Value				Total Gains (Losses)
Description		Level 1	Level 2	Level 3
		(Dollars in thousands)
Impaired loans	$22,884	$—	$16,578	$6,306	$(1,875)
Other real estate owned	2,091	—	2,091	—	(1,064)
Servicing asset	2,403	—	—	2,403	91

					$(2,848)

For the nine months ended September 30, 2008:

Description	Total Fair Value		Level 1	Level 2	Level 3	Total (Losses)
			(Dollars in thousands)
Goodwill	$—		$—	$—	$—	$(761,701)
Impaired loans	21,025		—	14,515	6,510	(5,088)
Loans transferred from held-for-sale to the loan portfolio	24,632	(1)	—	24,632	—	(673)
Other real estate owned	2,091		—	2,091	—	(1,064)
Servicing asset	2,403		—	—	2,403	(164)

						$(768,690)

    (1)
    Represents unpaid balance at the time of transfer.

         Goodwill.    In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill was written down to its implied fair value of zero by charges to earnings of $761.7 million for the nine months ended September 30, 2008. The key inputs used to determine the implied fair value of the Company and the corresponding amount of the write-off included the quoted market price of our common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows, and inputs from comparable transactions. In addition, consideration was given to the value that may arise from synergies and other benefits that would accrue from control over an entity. These valuation inputs are considered to be Level 2 and 3 inputs.

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

         Impaired loans.    All of our nonaccrual loans are considered impaired and are reviewed individually for the amount of impairment, if any. Most of our loans are collateral dependent and, accordingly, we measure impaired loans based on the fair value of such collateral. The fair value of each loan's collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement. When adjustments are made to an appraised value to reflect various factors such as the age of the appraisal or known changes in the market or the collateral, such valuation inputs are considered unobservable and the fair value measurement is categorized as a Level 3 measurement. In addition, unsecured impaired loans are measured at fair value based generally on unobservable inputs, such as the strength of a guarantor, discounted cash flow models and management's judgment; the fair value measurement of these loans are also categorized as a Level 3 measurement. The loan balances shown in the above tables represent those nonaccrual loans for which impairment was recognized during the periods presented. The amounts shown as losses represent, for the loan balances shown, the impairment recognized during the periods. Of the $56.9 million in loans on nonaccrual status at September 30, 2008, loans totaling $22.9 million were written down to their fair values through the provision for credit losses during the third quarter of 2008. For the nine months ended September 30, 2008, loans totaling $21.0 million were written down.

         Other real estate owned.    The fair value of foreclosed real estate is generally based on estimated market prices from independently prepared appraisals or negotiated sales prices with potential buyers; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, such valuation inputs result in a fair value measurement that is categorized as a Level 3 measurement. The OREO losses shown above are write-downs based on updated appraisal information or an accepted purchase offer by an independent third party received after foreclosure.

         Loans transferred from held for-sale to the regular portfolio.    SBA loan sales were suspended during the second quarter due to deterioration in the market for such sales. As a result, we transferred the SBA loans held-for-sale to the regular loan portfolio at the lower of cost or fair value. The fair values for the loans transferred were based on bids from market participants. At the time of the transfer, we recognized a $673,000 write-down related to $24.6 million in loans.

         Servicing asset.    In accordance with SFAS No. 156, Accounting for Servicing of Financial Assets, the SBA servicing asset, included in other assets in the balance sheet, was written up $91,000 through earnings in the third quarter of 2008 to its implied fair value of $2.4 million. For the nine months ended September 30, 2008 there was a net write down of $164,000. The fair value of the servicing asset is estimated by discounting future cash flows using market-based discount rates and prepayment speeds. The discount rate is based on the current US Treasury yield curve, as published by the Department of the Treasury, plus a spread for the marketplace risk associated with these assets. We utilize estimated prepayment vectors using SBA prepayment information provided by Bloomberg for pools of similar assets to determine the timing of the cash flows. These valuation inputs are considered to be Level 3 inputs.

         Securities available-for-sale.    The table below presents the balance of securities available-for-sale, which is measured at fair value on a recurring basis. An independent third party performs market valuations of our securities available-for-sale, which consist entirely of fixed income investments. The fair values are determined by using several sources for valuing fixed income securities. The techniques include pricing models that vary based on the type of asset being valued and incorporate available trade, bid and other market information. The market valuation sources include observable market

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

inputs and are therefore considered Level 2 inputs for purposes of determining the fair values. See also Note 4 for unrealized gains and losses on securities available-for-sale.

		Fair Value Measurement Using
Description	Total	Level 1	Level 2	Level 3
		(Dollars in thousands)
Securities available-for-sale	$97,572	—	$97,572	—

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

        In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. All of our unvested restricted stock participates with common shareholders in dividends declared and paid by the Company and at September 30, 2008, we had 962,410 shares of unvested restricted stock. FSP EITF 03-6-1 is effective for us on January 1, 2009. We are currently assessing the impact this FSP may have, if any, on our operating results.

NOTE 11—DIVIDEND APPROVAL

        On November 5, 2008 our Board of Directors declared a quarterly cash dividend of $0.32 per common share payable on November 26, 2008, to stockholders of record at the close of business on November 14, 2008.

NOTE 12—CAPGEN INVESTMENT

        On September 2, 2008 we announced that the private equity firm CapGen Financial has agreed to acquire approximately $100 million of newly issued shares of PacWest Bancorp common stock at a price of $26 per share. The CapGen investment is subject to regulatory approval and is expected to close during the fourth quarter of 2008.

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

  •
  changes in the securities markets; and

  •
  regulatory approvals for any capital activities cannot be obtained on the terms expected or on the anticipated schedule.

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

        Pacific Western is a full-service community bank offering a broad range of banking products and services including: accepting time and demand deposits; originating loans, including commercial, real estate construction, SBA guaranteed, consumer, and international loans; and providing other business-oriented products. Our operations are primarily located in Southern California and the Bank focuses on conducting business with small to medium size businesses and the owners and employees of those businesses in our marketplace. Through our asset-based lending operation we also operate in Arizona, Northern California, the Pacific Northwest, and Texas. At September 30, 2008, our assets totaled $4.4 billion, of which gross loans totaled $3.9 billion. At this date approximately 22% were commercial loans, 56% were commercial real estate loans, 9% were commercial real estate construction loans, 7% were residential real estate construction loans, 6% were residential real estate loans, and 1% were consumer and other loans. These percentages include some foreign loans, primarily to individuals or entities with business in Mexico, representing 1% of total loans. Our portfolio's value and credit quality is affected in large part by real estate trends in Southern California.

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

Key Performance Indicators

        Among other factors, our operating results depend generally on the following:

  The Level of Our Net Interest Income

        Net interest income is the excess of interest earned on our interest-earning assets over the interest paid on our interest-bearing liabilities. The recent decline in market interest rates and fierce competition for liquidity has compressed our net interest margin. Further reductions in market interest rates combined with tight liquidity and low loan growth could negatively impact both our net interest income and net interest margin going forward. Our primary interest-earning asset is loans. Our interest-bearing liabilities include deposits, borrowings, and subordinated debentures. We attempt to increase our net interest income by maintaining a high loan-to-deposit ratio and high level of transactional deposit accounts, which includes noninterest-bearing deposits and interest-bearing checking accounts. While our deposit balances fluctuate depending on deposit holders' perceptions of alternative yields available in the market, we attempt to minimize these variances by attracting a high percentage of noninterest-bearing deposits, which have no expectation of yield. At September 30, 2008, approximately 38% of our total deposits were noninterest-bearing deposits. The recent disruptions in the financial credit and liquidity markets have resulted in increased competition from financial institutions seeking to maintain liquidity and this has placed upward pressure on the rates paid on certain deposit accounts. In addition to deposits, we have borrowing capacity under various credit lines which we use for liquidity needs such as funding loan demand, managing deposit flows and interim acquisition financing. While this borrowing capacity is relatively flexible, it tends to be more expensive than core deposits.

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

  The Magnitude of Credit Losses

        We stress credit quality in originating loans and monitor our success by the level of our nonperforming assets, the amount of credit loss provisions recorded, and the resultant level of our allowance for credit losses. Our allowance for credit losses is the sum of our allowance for loan losses and our reserve for unfunded loan commitments. Provisions for credit losses are charged to operations as and when needed for both on and off balance sheet credit exposure. Loans which are deemed uncollectible are charged against the allowance for loan losses. Recoveries on loans previously charged off are added to the allowance for loan losses. During the nine months ended September 30, 2008, we made a provision for credit losses totaling $37.0 million based upon our reserve methodology and considered, among other factors, the level of net charge-offs, the level and trends of classified, criticized, and nonaccrual loans, general market conditions and portfolio concentrations.

        We continually review our loans to determine whether there has been any deterioration in credit quality stemming from economic conditions or other factors which may affect collectibility of our loans. Changes in economic conditions, such as inflation, unemployment, increases in the general level of interest rates and negative conditions in borrowers' businesses, could negatively impact our customers and cause us to adversely classify loans and increase portfolio loss factors. An increase in classified loans generally results in increased provisions for credit losses. Any deterioration in the real estate market may lead to increased provisions for credit losses because of our concentration in real estate loans.

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

Quarterly Period	Ratio
Third quarter of 2008	62.0%
Second quarter 2008	59.4%
First quarter 2008	54.8%
Fourth quarter 2007	52.6%
Third quarter 2007	48.0%

        The increase in the operating efficiency ratio for the 2008 quarterly periods compared to the 2007 periods presented is due mostly to a decline in net interest income relative to noninterest expense. Certain reporting periods include income or expense items that were significant to specific quarters' results and also influenced the efficiency ratio. In particular, during the fourth quarter of 2007 we incurred $1.4 million in prepayment penalties and made a charitable contribution of $1.0 million; these items increased the fourth quarter operating efficiency ratio from 49.1% to 52.6%. See also Results of Operations—Earnings Performance for further information on non-GAAP financial measures.

Critical Accounting Policies

        The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for credit losses and the carrying values of intangible assets and deferred income tax assets. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

  Earnings Performance

        The discussion in this Form 10-Q of net earnings, earnings per share, performance ratios and comparisons to prior periods is based on net operating earnings as shown in the following table and described below. The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company's operational performance and to enhance investors' overall understanding of such financial performance. These non-GAAP financial measures are presented for supplemental informational purposes only for understanding the Company's operating results and should not be considered a substitute for financial information presented in accordance with GAAP. These non-GAAP financial measures presented by the Company may be different from non-GAAP financial measures used by other companies. The following table presents a reconciliation of the non-GAAP financial measurements to the GAAP financial measurements and certain performance ratios.

Non-GAAP Measurements (Unaudited)

	Quarter Ended			Nine Months Ended September 30,
In thousands, except per share data	September 30, 2008	June 30, 2008	September 30, 2007	2008	2007
Net earnings (loss) as reported	$9,551	$(474,514)	$22,196	$(737,686)	$73,267
Legal settlement, net of tax	—	452	—	452	—
Reorganization costs, net of tax	—	150	—	150	778
Goodwill write-off	—	486,701	—	761,701	—

Net operating earnings	$9,551	$12,789	$22,196	$24,617	$74,045

GAAP basic shares outstanding	27,191.1	27,166.8	28,899.3	27,167.8	28,884.2
Effect of restricted stock and dilutive stock options(a)	12.7	—	88.7	—	117.7

GAAP diluted shares outstanding	27,203.8	27,166.8	28,988.0	27,167.8	29,001.9

Operating earnings basic shares outstanding	27,191.1	27,166.8	28,899.3	27,167.8	28,884.2
Effect of restricted stock and dilutive stock options	12.7	11.5	88.7	38.4	117.7

Operating earnings diluted shares outstanding	27,203.8	27,178.3	28,988.0	27,206.2	29,001.9

GAAP basic and diluted earnings (loss) per share	$0.35	$(17.47)	$0.77	$(27.15)	$2.53

Net operating diluted earnings per share	$0.35	$0.47	$0.77	$0.90	$2.55

GAAP return on average assets	0.88%	(39.18)%	1.72%	(20.58)%	1.86%

Net operating return on average assets	0.88%	1.06%	1.72%	0.69%	1.88%

GAAP return on average equity	10.10%	(223.19)%	7.31%	(124.98)%	8.25%

Net operating return on average equity	10.10%	6.02%	7.31%	4.17%	8.34%

Noninterest expense as reported	$37,848	$524,084	$34,524	$872,242	$105,914
Legal settlement	—	(780)	—	(780)	—
Reorganization costs	—	(258)	—	(258)	(1,341)
Goodwill write-off	—	(486,701)	—	(761,701)	—

Operating noninterest expense	$37,848	$36,345	$34,524	$109,503	$104,573

GAAP efficiency ratio	62.0%	856.7%	48.0%	467.4%	46.1%

Net operating efficiency ratio	62.0%	59.4%	48.0%	58.7%	45.5%

(a)
Anti-dilutive for the quarter ended June 30, 2008 and nine months ended September 30, 2008.

        The net loss for the 2008 periods is due to goodwill write-offs. In response to the volatility in the banking industry and the effect such volatility has had on banking stocks since the beginning of 2008, including PacWest Bancorp's common stock, we wrote-off $275.0 million of goodwill in the first quarter of 2008 and the remaining balance of our goodwill totaling $486.7 million in the second quarter of 2008. Such charges had no effect on the Company's or the Bank's cash balances, liquidity or well-capitalized regulatory capital ratios.

        Net operating earnings (defined as net earnings excluding goodwill write-offs, reorganization costs, and the second quarter of 2008 legal settlement), totaled $9.6 million, or $0.35 per diluted share, for the quarter ended September 30, 2008, compared to $12.8 million, or $0.47 per diluted share, for the quarter ended June 30, 2008, and $22.2 million, or $0.77 per diluted share, for the quarter ended September 30, 2007. The decrease in net operating earnings for the third quarter of 2008 compared to the prior quarter is attributed mostly to a higher provision for credit losses. The decrease in net operating earnings for the third quarter of 2008 compared to the same quarter in 2007 is attributed to lower net interest income, a higher provision for credit losses and higher noninterest expense.

        Net operating earnings total $24.6 million, or $0.90 per diluted share, for the nine months ended September 30, 2008 compared to $74.0 million, or $2.55 per diluted share, for the nine months ended September 30, 2007. The decrease in net operating earnings for the year-to-date period is attributed to lower net interest income, a higher provision for credit losses, lower noninterest income and higher noninterest expense. The decrease in net interest income relates mostly to the decline in market interest rates and lower loan balances resulted mostly from the sale of a participating interest in approximately $353 million in commercial real estate mortgage loans in March 2007 combined with our effort to reduce our nonowner-occupied residential loan exposure. The decrease in noninterest income is due mostly to lower gain on sale of loans and lower income related to discounts recognized on acquired loans that have since been repaid.

         Net Interest Income.    Net interest income, which is our principal source of revenue, represents the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Net interest income is affected by changes in both interest rates and the volume of average interest-earning assets and interest-bearing liabilities. The following tables present, for the periods indicated, the distribution of average assets, liabilities and stockholders' equity, as well as interest income and yields earned on average interest-earning assets and interest expense and costs on average interest-bearing liabilities:

	Quarter Ended
	September 30, 2008			June 30, 2008			September 30, 2007
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans, net of deferred fees and costs(1)(2)	$3,893,836	$68,712	7.02%	$3,970,704	$69,536	7.04%	$3,938,511	$85,649	8.63%
Investment securities(2)	136,383	1,808	5.27%	146,840	1,861	5.10%	96,672	1,268	5.20%
Federal funds sold	4,837	23	1.89%	4,549	23	2.03%	47,931	605	5.01%
Other earning assets	235	1	1.69%	326	2	2.47%	436	5	4.55%

Total interest-earning assets	4,035,291	70,544	6.95%	4,122,419	71,422	6.97%	4,083,550	87,527	8.50%
Noninterest-earning assets:
Other assets	267,643			748,146			1,042,212

Total assets	$4,302,934			$4,870,565			$5,125,762

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest checking	$351,863	$666	0.75%	$373,382	$690	0.74%	$355,303	$857	0.96%
Money market	995,617	4,384	1.75%	1,085,945	4,875	1.81%	1,136,201	9,290	3.24%
Savings	100,720	41	0.16%	100,779	41	0.16%	120,484	59	0.19%
Time certificates of deposit	502,456	3,910	3.10%	426,654	3,313	3.12%	451,900	4,718	4.14%

Total interest-bearing deposits	1,950,656	9,001	1.84%	1,986,760	8,919	1.81%	2,063,888	14,924	2.87%
Other interest-bearing liabilities	696,131	6,568	3.75%	723,115	6,731	3.74%	418,432	6,320	5.99%

Total interest-bearing liabilities	2,646,787	15,569	2.34%	2,709,875	15,650	2.32%	2,482,320	21,244	3.40%
Noninterest-bearing liabilities:
Demand deposits	1,232,660			1,256,794			1,383,407
Other liabilities	47,233			48,801			55,386

Total liabilities	3,926,680			4,015,470			3,921,113
Stockholders' equity	376,254			855,095			1,204,649

Total liabilities and stockholders' equity	$4,302,934			$4,870,565			$5,125,762

Net interest income		$54,975			$55,772			$66,283

Net interest spread			4.61%			4.65%			5.10%

Net interest margin			5.42%			5.44%			6.44%

(1)
Includes nonaccrual loans and loan fees.

(2)
Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

  Third quarter of 2008 compared to second quarter of 2008

        Interest income declined $878,000 due mainly to lower average construction and commercial loan balances. On the funding side, interest expense decreased $81,000 compared to the second quarter of 2008 due to lower average borrowings.

        Our net interest margin for the third quarter of 2008 was 5.42%, a decrease of 2 basis points when compared to the second quarter of 2008. There was virtually no effect from nonaccrual loans on the third quarter net interest margin and the net interest margin for the month of September was 5.39%. The yield on average loans was 7.02% for the third quarter of 2008 compared to 7.04% for the second quarter of 2008; the loan yield for the month of September was 7.05%. The yield on average earning assets was 6.95% for the third quarter of 2008 compared to 6.97% for the second quarter of 2008.

        Deposit pricing pressures caused the cost of interest bearing deposits to increase 3 basis points to 1.84% and all-in deposit cost to increase 1 basis point to 1.12%. The cost of deposits crept up during the third quarter from 1.07% in July to 1.15% in September due to the competition for liquidity and the use of certificates of deposit, both Bank-promoted and wholesale, to fund loan growth and deposit flows. Our relatively low cost of deposits is driven by demand deposit balances, which averaged 39% of average total deposits during the third quarter of 2008. The overall cost of interest-bearing liabilities was 2.34% for the third quarter of 2008, up 2 basis points from the second quarter of 2008 due mostly to higher deposit costs.

  Third quarter of 2008 compared to the third quarter of 2007

        The $11.3 million decrease in net interest income for the third quarter of 2008 compared to the same quarter of 2007 was mainly a result of lower loan yields. Loan interest income decreased $16.9 million as our average loan yields declined in line with the general decline in market interest rates which began in September 2007. Interest expense decreased $5.7 million for the third quarter of 2008 compared to the same quarter of 2007 due to a combination of lower funding costs and higher average FHLB borrowings. We continue to use FHLB advances to fund loan growth and deposit flows.

        Our net interest margin for the third quarter of 2008 declined 102 basis points when compared to the third quarter of 2007. This decrease is due to a combination of lower loan yields, lower average demand deposits and lower overall funding costs. The lower loan yield and cost of funds are due to the decline in market interest rates.

	Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans, net of deferred fees and costs(1)(2)	$3,961,008	$213,901	7.21%	$4,065,400	$260,875	8.58%
Investment securities(2)	142,179	5,370	5.05%	104,591	4,006	5.12%
Federal funds sold	4,806	86	2.39%	44,817	1,728	5.16%
Other earning assets	295	6	2.72%	473	17	4.81%

Total interest-earning assets	4,108,288	219,363	7.13%	4,215,281	266,626	8.46%
Noninterest-earning assets:
Other assets	680,462			1,045,466

Total assets	$4,788,750			$5,260,747

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest checking	$364,981	$2,286	0.84%	$316,227	$1,574	0.67%
Money market	1,056,854	16,227	2.05%	1,096,241	24,491	2.99%
Savings	102,130	125	0.16%	129,644	180	0.19%
Time certificates of deposit	447,807	11,103	3.31%	509,891	15,835	4.15%

Total interest-bearing deposits	1,971,772	29,741	2.01%	2,052,003	42,080	2.74%
Other interest-bearing liabilities	725,700	21,015	3.87%	505,562	22,374	5.92%

Total interest-bearing liabilities	2,697,472	50,756	2.51%	2,557,565	64,454	3.37%
Noninterest-bearing liabilities:
Demand deposits	1,254,130			1,458,799
Other liabilities	48,741			57,641

Total liabilities	4,000,343			4,074,005
Stockholders' equity	788,407			1,186,742

Total liabilities and stockholders' equity	$4,788,750			$5,260,747

Net interest income		$168,607			$202,172

Net interest spread			4.62%			5.09%

Net interest margin			5.48%			6.41%

(1)
Includes nonaccrual loans and loan fees.

(2)
Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

Nine Months Analysis

        Net interest income decreased $33.6 million to $168.6 million for the nine months ended September 30, 2008 compared to the same period of 2007. This decrease was mainly a result of lower loan yields as market rates have declined and lower average loan balances. The lower average loan balances resulted mostly from the sale of a participating interest of approximately $353 million in commercial real estate mortgage loans in March of 2007 combined with our efforts to reduce our nonowner-occupied residential construction loan exposure. Interest expense decreased due to a combination of lower funding costs as market interest rates have declined and higher average FHLB borrowings.

        Our net interest margin for the nine months ended September 30, 2008 was 5.48%, a decrease of 93 basis points when compared to the same period of 2007. The decrease in the net interest margin is primarily the result of lower loan yields and lower average demand deposits.

         Provision for Credit Losses.    The amount of the provision for credit losses in each reporting period is a charge against earnings in that reporting period. The provisions for credit losses are based on our reserve methodology and reflect our judgments about the adequacy of the allowance for loan losses and the reserve for unfunded loan commitments. In determining the amount of the provision for credit losses, we consider certain quantitative and qualitative factors including our historical loan loss experience, the volume and type of lending we conduct, the results of our credit review process, the amounts and trends of classified, criticized and nonperforming assets, regulatory policies, general economic and market conditions, underlying collateral values, off-balance sheet exposures, portfolio concentrations, and other factors regarding collectibility and impairment. To the extent we experience, for example, increased levels of documentation deficiencies, adverse changes in collateral values, or negative changes in economic and business conditions which adversely affect our borrowers, our classified loans may increase. Increases in our classified loans generally result in provisions for credit losses.

        We recorded a $37.0 million provision for credit losses during the first nine months of 2008 compared to no provision for credit losses during the comparable 2007 period. Such provision was based on our reserve methodology and took the above factors into consideration.

        Increased provisions for credit losses may be required in the future based on charge-off experience, loan and unfunded commitment growth and the effect that changes in economic conditions, such as inflation, commodity prices, unemployment, market interest rate levels and real estate values, have on the ability of borrowers to repay their loans, and other conditions specific to our borrowers' businesses.

         Noninterest Income.    The following table summarizes noninterest income by category for the periods indicated:

	Quarter Ended
	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
	(Dollars in thousands)
Service charges and fees on deposit accounts	$3,165	$3,205	$3,224	$3,029	$2,877
Other commissions and fees	1,884	1,812	1,519	1,817	1,903
(Loss) gain on sale of loans, net	—	(572)	269	(543)	(323)
Gain on sale of securities, net	81	—	—	—	—
Increase in cash surrender value of life insurance	632	617	587	649	597
Other income	281	339	968	400	628

Total noninterest income	$6,043	$5,401	$6,567	$5,352	$5,682

Quarterly Analysis

        Noninterest income for the third quarter of 2008 totaled $6.0 million compared to $5.4 million in the second quarter of 2008. During the quarter, $16.5 million of Fannie Mae and Freddie Mac debt securities were sold at a net gain of $81,000. The suspension of the SBA loan sale operation in the second quarter resulted in no loan sale losses or gains in the third quarter; second quarter losses were $572,000. Compared to the third quarter of 2007, noninterest income increased $361,000 due mainly to higher service charges and fees on deposit accounts.

Nine Months Analysis

        Noninterest income declined $9.6 million for the nine months ended September 30, 2008 to $18.0 million from the $27.6 million earned during the same period in 2007. The decrease in noninterest income resulted largely from lower gain on sale of loans and lower other income. The 2007 period included a $6.6 million gain related to the sale of a participating interest in certain commercial real estate mortgage loans and net gains of $2.7 million on the sale of SBA loans; this compares to net losses of $303,000 on the sale of SBA loans recognized in 2008. The 2007 other income category included a $1.9 million gain related to recognizing an unearned discount on the payoff of an acquired loan; this compares to the $444,000 recognized during 2008.

         Noninterest Expense.    The following table summarizes noninterest expense by category for the periods indicated:

	Quarter Ended
	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
	(Dollars in thousands)
Compensation	$19,332	$18,919	$18,846	$16,669	$17,582
Occupancy	5,248	4,884	4,731	4,871	4,799
Furniture and equipment	1,073	1,046	1,139	1,183	1,258
Data processing	1,495	1,604	1,543	1,475	1,507
Other professional services	1,768	1,669	1,415	1,495	1,574
Business development	650	849	756	1,709	780
Communications	745	816	824	779	825
Insurance and assessments	1,025	810	540	464	468
OREO expense	1,360	164	72	34	7
Intangible asset amortization	2,274	2,484	2,530	2,621	2,574
Other	2,878	3,100	2,914	4,655	3,150

Operating noninterest expense	37,848	36,345	35,310	35,955	34,524
Legal settlement	—	780			—
Reorganization costs	—	258	—	390	—
Goodwill write-off	—	486,701	275,000	—	—

Total noninterest expense	$37,848	$524,084	$310,310	$36,345	$34,524

Efficiency ratio	62.0%	856.7%	481.6%	53.2%	48.0%
Operating efficiency ratio	62.0%	59.4%	54.8%	52.6%	48.0%

Quarterly Analysis

        Operating noninterest expense (defined as reported noninterest expense excluding goodwill write-offs, a legal settlement and reorganization costs) for third quarter of 2008 totaled $37.8 million compared to $36.3 million for the second quarter of 2008. The increase in operating noninterest expense is due mostly to higher compensation, occupancy, insurance and assessments and foreclosed real estate costs. The suspension of the SBA loan sale operation and lower SBA loan volume resulted in staff reductions during the third quarter and $165,000 in related severance payments. The second quarter experienced a $675,000 credit from the true-up of accruals for the discretionary bonus plan and the various incentive plans; there was no such item in the third quarter. Restricted stock amortization expense was lower by $273,000 due to employee terminations and departures. Occupancy increased $364,000 due to lease buyout costs, seasonally high utilities, upgraded landscaping, and higher commissions paid to our facilities outsourcer. We expensed $300,000 in the second quarter for a payment made to protect the Bank's position on a real estate loan; there was no such item in the third quarter. Expenses related to other real estate owned and other repossessed collateral increased $1.2 million to $1.4 million in the third quarter. Writedowns based on updated appraisals or accepted purchase offers totaled $1.1 million and maintenance expenses totaling $241,000 were $77,000 higher than that in the second quarter. Insurance and assessments increased due to $202,000 in FDIC credits that were exhausted in the second quarter.

        The increase in operating noninterest expense for the third quarter of 2008 compared to the same quarter of 2007 relates mainly to higher compensation and higher costs to workout nonperforming assets and other problem credits.

        Noninterest expense includes amortization of time-based and performance-based restricted stock, which is included in compensation, and intangible asset amortization. Restricted stock amortization totaled $1.2 million for the third quarter of 2008 compared to $1.5 million for the second quarter of 2008 and $2.2 million for the third quarter of 2007. In the fourth quarter of 2007 we suspended amortization of certain performance-based restricted stock awards whose vesting is dependent on the attainment of specific long-term financial targets. At that time, we concluded that attainment of these financial targets was less than probable. If and when the attainment of such financial targets is deemed probable in future periods, a catch-up adjustment will be recorded and amortization of such performance-based restricted stock will recommence. Amortization expense for all time-based restricted stock awards is estimated to be $4.9 million for 2008. Intangible asset amortization totaled $2.3 million for the third quarter of 2008 and is estimated to be $9.4 million for 2008. The 2008 estimates of both restricted stock award expense and intangible asset amortization are subject to change.

Nine Months Analysis

        Operating noninterest expense for the nine months ended September 30, 2008 totaled $109.5 million compared to $104.6 million for the same period in 2007. The increase is due largely to the BFI acquisition completed in June 2007, higher compensation and higher costs to workout nonperforming assets and other problem credits.

         Income Taxes.    Our statutory income tax rate is approximately 42.0%, representing a blend of the statutory federal income tax rate of 35.0% and the California income tax rate of 10.84%. Due to the exclusion from taxable income of income on certain investments and tax-exempt income, the effective tax rate on net operating earnings for the third quarter of 2008 was 39.0% compared to 39.9% for the second quarter of 2008 and 40.7% for the third quarter of 2007. The goodwill write-offs are not deductible for tax purposes.

  Balance Sheet Analysis

Loans.    The following table presents the balance of each major category of loans at the dates indicated:

	At September 30, 2008		At June 30, 2008		At December 31, 2007
	Amount	% of total	Amount	% of total	Amount	% of total
	(Dollars in thousands)
Loan Category:
Domestic:
Commercial	$803,717	21%	$833,376	21%	$852,279	22%
Real estate, construction	608,968	15	623,605	16	717,419	18
Real estate, mortgage	2,437,593	62	2,361,529	61	2,280,963	58
Consumer	41,671	1	47,500	1	49,943	1
Foreign:
Commercial	49,153	1	46,096	1	56,916	1
Other, including real estate	2,323	— (1)	1,861	— (1)	1,206	— (1)

Gross loans	3,943,425	100%	3,913,967	100%	3,958,726	100%
Less: unearned income	(9,104)		(8,911)		(9,508)
Less: allowance for loan losses	(61,075)		(59,777)		(52,557)

Total net loans	$3,873,246		$3,845,279		$3,896,661

Loans held for sale(2)	$—		$—		$63,565

(1)
Amount is less than 1%.

(2)
Loans held for sale, consisting of SBA 504 and 7(a) loans, were transferred into the regular portfolio during the second quarter of 2008.

        Gross loans total $3.9 billion at September 30, 2008. The real estate construction category includes commercial real estate loans totaling $338.8 million and residential real estate construction loans totaling $270.2 million. See also Balance Sheet Analysis—Credit Quality for further information on residential construction loan exposure. The real estate mortgage loan category includes loans secured by commercial real estate totaling $2.2 billion and loans secured by residential real estate totaling $226.2 million. The residential real estate total includes $106.1 million in multifamily loans, $85.0 million in single-family owner occupied loans and $35.1 million in single-family nonowner occupied loans. Our loan portfolio's value and credit quality is affected in large part by real estate trends in Southern California.

        Loans, net of unearned income, increased $29.3 million to $3.9 billion at September 30, 2008, from June 30, 2008. Real estate loans increased $76.5 million, commercial and industrial loans declined $26.6 million, construction loans declined $14.6 million and consumer loans declined $5.8 million. Due to the depressed SBA loan sale market, we suspended SBA loan sales during the second quarter of 2008. Any remaining SBA loans held for sale were transferred into the regular portfolio at the lower of cost or fair value on the date of transfer during the second quarter of 2008. At September 30, 2008, the SBA loan portfolio totaled $152.6 million and was composed of $114.0 million in SBA 504 loans and $38.6 million in SBA 7(a) and Express loans. The SBA 504 loans are included in the real estate mortgage category and the SBA 7(a) and Express loans are included in the commercial category.

         Allowance for Credit Losses.    The allowance for credit losses is the combination of the allowance for loan losses and the reserve for unfunded loan commitments. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities. Generally, as loans are funded, the amount of the commitment reserve applicable to such funded loans will be transferred from the reserve for unfunded loan commitments to the allowance for loan losses based on our reserving methodology. At September 30, 2008, the allowance for credit losses was comprised of the allowance for loan losses of $61.1 million and the reserve for unfunded loan commitments of $6.5 million.

        An allowance for loan losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan portfolio and other extensions of credit at the balance sheet date. The allowance is based upon a continuing review of the portfolio, past loan loss experience, current economic conditions which may affect the borrowers' ability to pay, and the underlying collateral value of the loans. Loans which are deemed to be uncollectible are charged off against the allowance. The provision for loan losses and recoveries on loans previously charged off are added to the allowance.

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

        Specifically, our allowance for credit loss methodology contains four elements: (a) amounts based on specific evaluations of impaired loans; (b) amounts of estimated losses on several pools of loans categorized by type; (c) amounts of estimated losses for loans adversely classified based on our loan review process; and (d) amounts for environmental and general economic factors that indicate probable losses were incurred but were not captured through the other elements of our allowance process.

        Impaired loans are identified at each reporting date based on certain criteria and individually reviewed for impairment. A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan agreement. We measure the amount of impairment for each impaired loan after giving consideration to the fair value of the loan's collateral if the loan is collateral dependent or the present value of cash flows, discounted at the loan's effective interest rate, if the loan is not collateralized. If after measurement for impairment the implied value of the loan is less than the recorded investment in the loan, the resultant loss is recorded as a charge-off to the allowance. Increased charge-offs generally result in increased provisions for credit losses.

        Our loan portfolio, excluding impaired loans which are evaluated individually, is categorized into several pools for purposes of determining allowance amounts by loan pool. The loan pools we currently evaluate are: commercial real estate construction, residential real estate construction, SBA real estate, real estate other, commercial collateralized, commercial unsecured, SBA commercial, consumer, foreign, asset-based, and factoring. Within these loan pools, we evaluate loans not adversely classified, which we refer to as "pass" credits, separately from adversely classified loans. The allowance amounts for pass rated loans and those loans adversely classified, which are not reviewed individually, are determined using historical loss rates developed through migration analyses.

        Finally, in order to ensure our allowance methodology is incorporating recent trends and economic conditions, we apply environmental and general economic factors to our allowance methodology including: credit concentrations; delinquency trends; economic and business conditions; external factors such as fuel and building materials prices, and the effects of adverse weather; quality of lending management and staff; lending policies and procedures; loss and recovery trends; nature and volume of the portfolio; nonaccrual and problem loan trends; usage trends of unfunded commitments; quality of loan review; and other adjustments for items not covered by other factors.

        We recognize the determination of the allowance for loan losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform a sensitivity analysis to provide insight regarding the impact adverse changes in risk ratings may have on our allowance for loan losses. The sensitivity analysis has inherent limitations and is based on various assumptions as of a point in time and, accordingly, it is not necessarily representative of the impact loan risk rating changes may have on the allowance for loan losses. At September 30, 2008, in the event that 1 percent of our loans were downgraded from the pass to substandard category within our current allowance methodology, the allowance for loan losses would increase by approximately $3.1 million. Given current processes employed by the Company, management believes the risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions that could be significant to the Company's financial statements. In addition, current risk ratings are subject to change as we continue to review loans within our portfolio and as our borrowers are impacted by economic trends within their market areas.

        The following table presents the changes in our allowance for credit losses for the periods indicated:

	As of or for the
	Quarter Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(Dollars in thousands)
Balance at beginning of period	$67,448	$60,702	$61,028	$61,179
Provision for credit losses	7,500	—	37,000	—
Net charge-offs	(7,402)	(1,863)	(30,482)	(2,025)
Reduction for loans sold	—	—	—	(2,461)
Additions due to acquisitions	—	—	—	2,146

Balance at end of period	$67,546	$58,839	$67,546	$58,839

        The provisions for credit losses were based on our reserve methodology and considered, among other factors, net charge-offs, the level and trends of classified, criticized, and nonaccrual loans, general market conditions, the level and usage trends of unfunded commitments, and portfolio concentrations. At September 30, 2008, the allowance for credit losses totaled $67.5 million and represented 1.72% of loans net of unearned income compared to $67.4 million and 1.73% at the end of June.

        The following table presents the changes in our allowance for loan losses for the periods indicated:

	As of or for the
	Quarter Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(Dollars in thousands)
Balance at beginning of period	$59,777	$52,431	$52,557	$52,908
Loans charged off:
Commercial	(1,551)	(43)	(5,079)	(813)
Real estate—construction	(1,954)	(660)	(21,706)	(660)
Real estate—mortgage	(1,220)	(151)	(1,447)	(151)
Consumer	(3,028)	(7)	(3,163)	(64)
Foreign	—	(1,414)	(39)	(1,414)

Total loans charged off	(7,753)	(2,275)	(31,434)	(3,102)

Recoveries on loans charged off:
Commercial	251	349	758	855
Real estate—construction	2	—	2	—
Real estate—mortgage	80	—	152	85
Consumer	16	20	35	64
Foreign	2	43	5	73

Total recoveries on loans charged off	351	412	952	1,077

Net charge-offs	(7,402)	(1,863)	(30,482)	(2,025)
Provision for loan losses	8,700	—	39,000	—
Reduction for loans sold	—	—	—	(2,461)
Additions due to acquisitions	—	—	—	2,146

Balance at end of period	$61,075	$50,568	$61,075	$50,568

Ratios:
Allowance for loan losses to loans, net	1.55%	1.33%	1.55%	1.33%
Allowance for loan losses to nonaccrual loans	107.3%	219.4%	107.3%	219.4%
Annualized net charge-offs (recoveries) to average loans	0.76%	0.19%	1.03%	0.07%

        We recorded an $8.7 million provision for loan losses during the third quarter of 2008. Based on information currently available, management believes that the allowance for loan losses is adequate and appropriate for the known and inherent risks in our loan portfolio. In making its evaluation, management considers certain quantitative and qualitative factors including the Company's historical loss experience, the volume and type of lending conducted by the Company, the results of our credit review process, the amounts of classified, criticized and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values, and other factors regarding collectibility and impairment.

        The following table presents the changes in our reserve for unfunded loan commitments for the periods indicated:

	As of or for the
	Quarter Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(Dollars in thousands)
Balance at beginning of period	$7,671	$8,271	$8,471	$8,271
(Reversal)/provision	(1,200)	—	(2,000)	—

Balance at end of period	$6,471	$8,271	$6,471	$8,271

        Based on current information, management believes that the reserve for unfunded loan commitments is adequate. In making this determination, we use the same methodology for the reserve for unfunded loan commitments as we do for the allowance for loan losses and consider the same qualitative factors, as well as an estimate of the probability of advances of the commitments correlated to their credit risk rating. During the third quarter, we reviewed unfunded commitment usage for the last 16 quarters and noted that actual commitment usage in certain loan categories was consistently less than the estimated commitment usage factor built into our loss reserving methodology. Our methodology, once modified to reflect the lower commitment usage factors, resulted in the $1.2 million reduction in the reserve for unfunded loan commitments.

         Credit Quality.    During the first nine months of 2008, credit quality was impacted by the sale of certain nonaccrual loans in the first quarter, the reduction in our construction loan exposure, the increase in nonaccrual loans, and the decrease in loans past due 30 days or more.

        In March of 2008 we sold $34.1 million of residential construction-related nonaccrual loans at a loss of $16.2 million which was charged to the allowance for loan losses. These loans were collateralized by both residential construction projects and residential land, and the several quarters needed to workout these troubled credits could have led to increased risk and additional loss. We decided to sell these loans at a substantial discount in order to eliminate from our portfolio the risks presented by these loans and to reduce the management distraction their workout would have caused.

        The construction loan portfolio declined $108.5 million during the first nine months of 2008 to $609.0 million at the end of September. Within our construction loan portfolio, we reduced our exposure to nonowner-occupied residential construction loans by $116.2 million to $234.9 million at the end of September from year end 2007. This reduction was due to net repayments of $72.4 million, sales of $34.1 million and foreclosures of $9.7 million. The following table presents the details of the nonowner-occupied residential construction portfolio as of the dates indicated.

	As of September 30, 2008
				As of June 30, 2008	As of December 31, 2007
		Number of loans	Average loan balance
Loan Category	Balance			Balance	Balance
	(Dollars in thousands)
Residential land acquisition and development	$58,569	32	$1,830	$58,537	$80,033
Residential nonowner-occupied single family	84,885	40	2,122	97,525	133,694
Unimproved residential land	43,880	15	2,925	44,489	52,850
Residential multifamily	47,585	11	4,326	59,812	84,533

	$234,919	98	$2,397	$260,363	$351,110

        The types of loans included in the nonaccrual category and accruing loans past due between 30 and 89 days as of September 30, 2008 and June 30, 2008 follow. All nonaccrual loans are considered impaired and are evaluated individually for loss exposure. At September 30, 2008, approximately $2.8 million of the allowance for credit losses was allocated to nonaccrual loans.

	Nonaccrual Loans		Accruing and Over 30 Days Past Due
	Balance as of
Loan category	9/30/08	6/30/08	9/30/08	6/30/08
	(Dollars in thousands)
SBA 504	$6,570	$2,493	$636	$1,898
SBA 7(a) and Express	4,161	13,006	340	551
Residential construction	7,401	10,762	—	—
Commercial real estate	22,852	25,322	5,558	2,309
Commercial construction	5,925	6,228	—	—
Commercial	4,153	2,966	1,495	2,821
Commercial land	881	1,519	—	—
Residential other	281	284	—	1,045
Residential land	1,988	518	—	1,058
Other, including foreign	2,706	1,018	202	3,657

	$56,918	$64,116	$8,231	$13,339

        Included in the nonaccrual loans at the end of September are $10.7 million of SBA related loans representing 19% of total nonaccrual loans at that date. The SBA 504 loans are secured by first trust deeds on owner-occupied business real estate with loan-to-value ratios of generally 50% or less at the time of origination. The SBA 7(a) loans are secured by borrowers' real estate and/or business assets and are covered by a guarantee of the Small Business Administration of up to 85% of the amount of the individual loans. The guaranteed portion on the SBA 7(a) and Express loans shown above is $2.4 million. The commercial real estate nonaccrual loans are represented by mainly six relationships that are well secured and in the process of collection. The net decrease in nonaccrual loans during the third quarter is composed of additions of $17.7 million, repayments and payoffs of $17.3 million, charge-offs of $4.2 million, and foreclosures of $3.4 million.

        Loans on accrual status, but past due between 30 days and 89 days, which we refer to as "accruing and over 30 days past due," decreased $5.1 million during the third quarter to $8.2 million. Past due loans have the potential to become nonaccrual or adversely classified. Increases in nonaccrual and adversely classified loans generally result in increased provisions for loan losses. While the category of loans accruing and over 30 days past due decreased during the third quarter of 2008, no assurance can be given that such trend will continue.

        On October 20, 2008 one of our commercial loan borrowers notified the Bank that they had filed for Chapter 11 bankruptcy protection. At that time, the total outstanding amount of $18.6 million was placed into nonaccrual status. Although the borrower maintained the loans in a current status through the bankruptcy filing, the loans had been adversely classified since the first quarter of 2008. The Bank has a senior and perfected security interest in all corporate assets of the borrower. The borrower has indicated in the bankruptcy filing several courses of action including a possible sale of the borrower as a going concern. The amount of actual loss, if any, is not known at this time.

        Nonperforming assets include nonaccrual loans and other real estate owned (OREO) and totaled $70.2 million at the end of September compared to $74.0 million at the end of June. The subset OREO totaled $13.3 million at the end of September compared to $9.9 million at the end of June. The increase in OREO is due to six foreclosures totaling $4.7 million, writedowns of $1.1 million and the sale of one OREO property for $263,000. The ratio of nonperforming assets to loans and OREO was 1.78% at September 30, 2008 compared to 1.89% at June 30, 2008.

        The following table presents the components of OREO by property type as of the dates indicated:

	Balance as of
Property Type	September 30, 2008	June 30, 2008
	(Dollars in thousands)
Improved residential land	$2,450	$3,156
Commercial real estate	3,356	1,024
Residential condominiums	7,478	5,443
Single family residence	—	263

Total	$13,284	$9,886

        The following table presents historical credit quality information as of the dates indicated:

	As of or for the
	Quarter Ended September 30, 2008	Year Ended December 31, 2007	Quarter Ended September 30, 2007
	(Dollars in thousands)
ALLOWANCE FOR CREDIT LOSSES:
Allowance for loan losses	$61,075	$52,557	$50,568
Reserve for unfunded loan commitments	6,471	8,471	8,271

Allowance for credit losses	$67,546	$61,028	$58,839

NONPERFORMING ASSETS:
Nonaccrual loans	$56,918	$22,473	$23,049
Other real estate owned	13,284	2,736	315

Total nonperforming assets	$70,202	$25,209	$23,364

Allowance for credit losses to loans, net of unearned income	1.72%	1.55%	1.55%
Allowance for credit losses to nonaccrual loans	118.7%	271.6%	255.3%
Allowance for credit losses to nonperforming assets	96.2%	242.1%	251.8%

         Deposits.    The following table presents the balance of each major category of deposits at the dates indicated:

	At September 30, 2008		At June 30, 2008		At December 31, 2007
	Amount	% of total	Amount	% of total	Amount	% of total
	(Dollars in thousands)
Noninterest-bearing	$1,218,486	38%	$1,239,098	39%	$1,211,946	37%
Interest-bearing:
Interest checking	344,618	11	355,754	11	366,191	11
Money market accounts	903,033	29	1,050,726	33	1,135,307	36
Savings	98,362	3	100,422	3	108,223	3
Time deposits under $100,000	362,886	11	207,621	7	138,750	4
Time deposits over $100,000	265,687	8	238,592	7	284,729	9

Total interest-bearing	1,974,586	62	1,953,115	61	2,033,200	63

Total deposits	$3,193,072	100%	$3,192,213	100%	$3,245,146	100%

        The third quarter deposit growth totaled $859,000. Although demand deposits decreased during the third quarter by $20.6 million to $1.2 billion at September 30, 2008, they continue to represent a substantial 38% of total deposits at that date. We continue to attract money to our checking products, which have generated $87.6 million in new deposits during 2008 of which $49.5 million of such deposits was generated in the third quarter. We also offer a sweep product, which represents $87.2 million of our money market balances at September 30, 2008. Deposits by foreign customers, primarily located in Mexico and Canada, totaled $110.3 million, or approximately 3.5% of total deposits at September 30, 2008. Brokered deposits totaled $229.8 million at September 30, 2008 and are included in the "Time deposits under $100,000" category in the above table. Such brokered deposits include $66.3 million of customer deposits that were subsequently participated with other FDIC insured financial institutions as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits.

Regulatory Matters

        The regulatory capital guidelines and the actual capital ratios for Pacific Western and the Company as of September 30, 2008, are as follows:

	Minimum Regulatory Requirements	Actual
	Well Capitalized	Pacific Western	Company Consolidated
Tier 1 leverage capital ratio	5.00%	10.74%	11.14%
Tier 1 risk-based capital ratio	6.00%	10.53%	10.92%
Total risk-based capital	10.00%	11.79%	12.18%

        The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities, which totaled $123.0 million at September 30, 2008. Our trust preferred securities are currently included in our Tier I capital for purposes of determining the Company's Tier I and total risk-based capital ratios. The FRB, which is the holding company's banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, effective March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity, less goodwill net of any related deferred income tax liability. The regulations currently in effect through December 31, 2008 limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at September 30, 2008. We expect that our Tier I capital ratios will be at or above the existing well capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

Reincorporation in Delaware and change of name to PacWest Bancorp from First Community Bancorp

        On May 14, 2008, the Company changed its state of incorporation from California to Delaware and changed its name to PacWest Bancorp from First Community Bancorp. The reincorporation was effected through a merger with and into PacWest Bancorp, a Delaware corporation and wholly-owned subsidiary of the Company established for such purpose. The merger agreement relating to the reincorporation was approved by the requisite vote of shareholders at the Company's Special Meeting of Shareholders on April 23, 2008. In connection with the reincorporation and name change, the Company also changed its ticker symbol on the NASDAQ Global Select Market to "PACW." Other than the name change, change in ticker symbol and change in corporate domicile, the reincorporation did not result in any change in the business, physical location, management, assets, liabilities or net worth of the Company, nor did it result in any change in location of the Company's employees, including the Company's management.

        The reincorporation did not alter any shareholder's percentage ownership interest or number of shares owned in the Company. Shareholders are not required to undertake any exchange of the Company's shares, as shares in the California company are deemed to represent an equal number of shares in the Delaware company.

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

        Historically, the Bank's primary liquidity source has been its core deposit base. Over the last several years the Bank's reliance on collateralized FHLB advances has increased as one of its sources of affordable and immediately available liquidity. The level of such wholesale funding is monitored based on the Bank's liquidity requirements, and we maintain at all times what we believe to be an acceptable level of this collateralized borrowing capacity. The Bank's secured borrowing capacity was $887.3 million, of which $264.1 million was available as of September 30, 2008. The Bank also maintains a securities repurchase line with the FHLB to provide an additional $52.0 million in secured borrowing capacity, against which there were no borrowings as of September 30, 2008. In addition to the secured borrowing relationship with the FHLB, and to meet short term liquidity needs, the Bank maintains adequate balances in liquid assets, which include cash and due from banks, Federal Funds sold, interest-bearing deposits in other financial institutions, and unpledged investment securities available-for-sale. The Bank also maintains unsecured lines of credit, subject to availability, of $155.0 million with correspondent banks for purchase of overnight funds. To further augment our liquidity sources the Bank secured a line of credit from the Federal Reserve Bank in October 2008 and has a current borrowing capacity of $598.8 million. Another source of liquidity is the holding company's $35.0 million revolving line of credit with U.S. Bank. Our ability to borrow depends on our compliance with debt covenants and the willingness of U.S. Bank to grant a waiver in the event we are out of compliance. There were no amounts outstanding under the revolving line of credit as of September 30, 2008 or at the date hereof.

        The recent disruption in the financial credit and liquidity markets has had the effect of decreasing overall liquidity in the marketplace. While we have experienced net deposit outflows, we have augmented our funding needs with collateralized FHLB borrowings and large denomination time deposits. At September 30, 2008, the Bank had $163.5 million of these large denomination time deposits, the availability of which is uncertain and subject to competitive market forces.

        The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from the Bank and our ability to raise capital, issue subordinated debt and secure outside borrowings. The ability of the Company to obtain funds for the payment of dividends to our stockholders and for other cash requirements is largely dependent upon the Bank's earnings. Pacific Western is subject to restrictions under certain federal and state laws and regulations which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. Dividends paid by state banks, such as Pacific Western, are regulated by the DFI under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the first quarter of 2008, PacWest received dividends of $106.0 million from the Bank. Further dividends from the Bank to the Company require DFI approval.

        At September 30, 2008, the Company had, on a stand-alone basis, approximately $16.3 million in cash on deposit at the Bank. Management believes this amount of cash is sufficient to to fund the remainder of the Company's 2008 operating expenses and the announced common stock dividend.

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

        On September 2, 2008 we announced that the private equity firm CapGen Financial has agreed to acquire approximately $100 million of newly issued shares of PacWest Bancorp common stock at a price of $26 per share. The CapGen investment is subject to regulatory approval and is expected to close during the fourth quarter of 2008.

        On October 14, 2008, the United States Department of the Treasury announced its Capital Participation Program, or CPP, as part of the Troubled Asset Relief Program, or TARP, pursuant to the Emergency Economic Stabilization Act of 2008. Under the CPP, the government would provide capital to qualifying financial institutions that choose to participate in the program in exchange for senior preferred securities. In addition to the preferred securities, the government would also receive a warrant exercisable for shares of common stock in each participating financial institution with a market value equal to 15% of the principal value of the preferred securities. Under the terms of the CPP, the Company would be eligible for an investment from the government of between $44 million and $131 million. The rules and complete terms of the CPP have not yet been finalized. The Company is currently evaluating whether to participate in the CPP and, if it chooses to participate, in what amount. There can be no assurance that, even if the Company chooses to participate, the government would approve an investment in the Company or at the level requested.

         Contractual Obligations.    The known contractual obligations of the Company at September 30, 2008, are as follows:

	At September 30, 2008 and Due
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total Total
	(Dollars in thousands)
Short-term debt obligations	$170,700	$—	$—	$—	$170,700
Brokered deposits	163,527	—	—	—	163,527
Long-term debt obligations	—	175,000	50,000	355,107	580,107
Operating lease obligations	13,627	25,029	17,599	23,052	79,307
Other contractual obligations	3,471	6,220	—	—	9,691

Total	$351,325	$206,249	$67,599	$378,159	$1,003,332

        The amount of brokered deposits included in the contractual obligations table are wholesale broker deposits only. Such amount does not include $66.3 million of customer deposits that were subsequently participated with other FDIC insured financial institutions as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits.

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

Off-Balance Sheet Arrangements

        Our obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded. At September 30, 2008, our loan-related commitments, including standby letters of credit and financial guarantees, totaled $1.1 billion. The commitments which result in a funded loan increase our profitability through net interest income. Therefore, during the year, we manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources have been and are expected to be sufficient to meet the cash requirements of our lending activities.

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

        Market risk sensitive instruments are generally defined as derivatives and other financial instruments, which include investment securities, loans, deposits, and borrowings. At September 30, 2008, we had not used any derivatives to alter our interest rate risk profile or for any other reason. However, the repricing characteristics of our fixed rate loans and floating rate loans, the significant percentage of noninterest-bearing deposits compared to interest-earning assets, and the structure of our FHLB borrowings may influence our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, interest-bearing deposits in financial institutions, Federal Home Loan Bank stock, investment securities, deposits, borrowings, and subordinated debentures.

        We measure our interest rate risk position on a monthly basis using three methods: (i) net interest income simulation analysis; (ii) market value of equity modeling; and (iii) traditional gap analysis. The results of these analyses are reviewed by the Executive ALM Committee and the Board ALCO quarterly. If hypothetical changes to interest rates cause changes to our simulated net present value of equity and/or net interest income outside our pre-established limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits. We evaluated the results of our net interest income simulation and market value of equity models prepared as of September 30, 2008. These simulation models suggest our balance sheet is asset-sensitive over a one year time horizon and liability sensitive over a longer time horizon. This profile suggests that in a rising interest rate environment, our net interest margin would initially increase and then gradually decrease over time; and during a falling or sustained low interest rate environment, our net interest margin would decrease initially and then gradually increase over time. This fairly neutral profile is due to the assumed repricing characteristics of our loans, deposits and borrowings. Approximately 26% of our loan portfolio is eligible to reprice immediately and another 18% of our loan portfolio has a variable interest rate that is currently at its floor. We anticipate immediately changing the rates on approximately 15% of our total deposits and borrowings as interest rates change; and we anticipate fully repricing a majority of the remaining interest bearing deposits and borrowings within the 1 to 2 year time horizon, subject to the embedded optionality in our FHLB putable advances. As more assets than liabilities are expected to reprice immediately as interest rates change, the Company is asset sensitive in the near term. After the one year time horizon, however, cumulatively more liabilities than assets are expected to have repriced which suggests a gradual shift to a liability sensitive profile thereafter.

         Net interest income simulation.    We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of September 30, 2008. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

        This analysis calculates the difference between net interest income forecasted using both increasing and declining interest rate scenarios and net interest income forecasted using a base market interest rate derived from the current treasury yield curve. In order to arrive at the base case, we extend our balance sheet at September 30, 2008 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products' pricing as of September 30, 2008. Based on such repricings, we calculated an estimated net interest income and net interest margin. The effects of certain balance sheet attributes, such as fixed-rate loans, floating rate loans that have reached their floors and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that may vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

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

        The following table presents as of September 30, 2008, forecasted net interest income and net interest margin for the next 12 months using a base case and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points.

Interest rate scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$210,568	1.60%	5.17%	0.08%
Up 200 basis points	$211,522	2.06%	5.19%	0.10%
Up 100 basis points	$209,207	0.95%	5.14%	0.05%
BASE CASE	$207,243	—	5.09%	—
Down 100 basis points	$207,109	(0.06)%	5.09%	0.00%
Down 200 basis points	$203,653	(1.73)%	5.00%	(0.09)%
Down 300 basis points	$195,961	(5.44)%	4.81%	(0.28)%

        Our simulation results as of September 30, 2008 indicate our interest rate risk position was asset sensitive as the simulated impact of an immediate upward movement in interest rates would result in increases in net interest income over the subsequent 12 month period while an immediate downward movement in interest rates would result in a decrease in net interest income over the next 12 months. In comparing the September 30, 2008, simulation results to June 30, 2008, we have become less asset sensitive. The decrease in our asset sensitivity is mostly a result of an increase of overnight borrowings from the FHLB.

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

        The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at September 30, 2008. The following table shows the projected change in the market value of equity for the set of rate shocks presented as of September 30, 2008:

Interest rate scenario	Estimated Market Value	Percentage Change From Base	Percentage of total assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$587,504	(13.40)%	13.5%	156.1%
Up 200 basis points	$619,828	(8.64)%	14.2%	164.7%
Up 100 basis points	$650,965	(4.05)%	14.9%	173.0%
BASE CASE	$678,411	—	15.5%	180.3%
Down 100 basis points	$711,005	4.80%	16.3%	189.0%
Down 200 basis points	$728,553	7.39%	16.7%	193.6%
Down 300 basis points	$746,584	10.05%	17.1%	198.4%

        The results of our market value of equity model indicate a liability sensitive profile as the simulated impact of an immediate upward movement in interest rates would result in a decline in the estimated market value of equity while an immediate downward movement in interest rates would result in an increase in the estimated market value of equity. The September 30, 2008 simulation results, as compared to June 30, 2008, indicate increased liability sensitivity and volatility as a result of increases in fixed-rate loan balances and declines in noninterest-bearing deposits.

         Gap analysis.    As part of the interest rate management process, we use a gap analysis. A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest-sensitive assets and interest-bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match the volume of interest sensitive assets and interest bearing liabilities repricing over different time intervals. The following table illustrates the volume and repricing characteristics of our balance sheet at September 30, 2008 over the indicated time intervals:

	At September 30, 2008
	Amounts Maturing or Repricing In
	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Non-sensitive(1)	Total
	(Dollars in thousands)
ASSETS
Cash and deposits in financial institutions	$303	$—	$—	$—	$124,692	$124,995
Federal funds sold	5,500	—	—	—	—	5,500
Investment securities	37,527	9,159	11,571	72,773	—	131,030
Loans, net of unearned income	1,727,617	184,955	910,723	1,111,026	—	3,934,321
Other assets	—	—	—	—	167,371	167,371

Total assets	$1,770,947	$194,114	$922,294	$1,183,799	$292,063	$4,363,217

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing demand deposits	$—	$—	$—	$—	$1,218,486	$1,218,486
Interest-bearing demand, money market and savings	1,346,013	—	—	—	—	1,346,013
Time deposits	270,508	328,964	29,101	—	—	628,573
Borrowings(2)	170,700	—	225,000	225,000	—	620,700
Subordinated debentures	87,631	—	20,619	18,558	3,235	130,043
Other liabilities	—	—	—	—	43,115	43,115
Shareholders' equity	—	—	—	—	376,287	376,287

Total liabilities and shareholders' equity	$1,874,852	$328,964	$274,720	$243,558	$1,641,123	$4,363,217

Period gap	$(103,905)	$(134,850)	$647,574	$940,241	$(1,349,060)
Cumulative interest-earning assets	$1,770,947	$1,965,061	$2,887,355	$4,071,154
Cumulative interest-bearing liabilities	$1,874,852	$2,203,816	$2,478,536	$2,722,094
Cumulative gap	$(103,905)	$(238,755)	$408,819	$1,349,060
Cumulative interest-earning assets to cumulative interest-bearing liabilities	94.5%	89.2%	116.5%	149.6%
Cumulative gap as a percent of:
Total assets	(2.4)%	(5.5)%	9.4%	30.9%
Interest earning assets	(2.6)%	(5.9)%	10.0%	33.1%

(1)
Assets or liabilities which do not have a stated interest rate.

(2)
Putable FHLB advances are shown based on their contractual maturities.

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

        The preceding table indicates that we had a negative one year cumulative gap of $238.8 million at September 30, 2008, an increase of $61.2 million from the negative gap position of $177.6 million at June 30, 2008. The increase in the negative gap is the result of increased overnight borrowings and short-term time deposits. This gap position suggests that we are liability sensitive and if rates were to increase, our net interest margin would most likely decrease. Conversely, if rates were to decrease, our net interest margin would most likely increase. The ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year at September 30, 2008 is 89.2%. This one year gap position indicates that interest expense is likely to be affected to a greater extent than interest income for any changes in interest rates within one year from September 30, 2008.

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

ITEM 3.    Quantitative and Qualitative Disclosure about Market Risk

        Please see the section above titled "Asset/Liability Management and Interest Rate Sensitivity" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" which provides an update to our quantitative and qualitative disclosure about market risk. This analysis should be read in conjunction with text under the caption "Quantitative and Qualitative Disclosure About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2007, which text is incorporated herein by reference. Our analysis of market risk and market- sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 regarding such forward- looking information.

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

 PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

        This disclosure amends and updates our previous disclosure regarding Gilbert et. al v. Cohn et al, Case No. BC310846 currently pending in the Los Angeles Superior Court (the "Gilbert Litigation"), as previously reported in Item 3 to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and reported in Item 1 to Part II of our Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2008.

        At a hearing on June 23, 2008 the Los Angeles Superior Court stated that it approved the Stipulation of Settlement dated February 9, 2007 (the "Settlement"), and the court subsequently executed a Final Judgment and Order of Dismissal regarding the claims against the Company and First Charter's former officer. The Settlement became effective on September 29, 2008, when the time for appeal expired without an appeal being taken. Shortly thereafter, the Company paid to the plaintiffs the Company's $750,000 contribution to the Settlement. We believe that this Settlement ends our exposure to the underlying claims in the Gilbert Litigation.

        In connection with the settlement of the Gilbert Litigation, we also reached a settlement with Progressive Casualty Insurance Co. in the Progressive Litigation. The settlement with Progressive, which includes an additional contribution by Progressive under the Company's policy toward the settlement of the Gilbert Litigation and a dismissal by Progressive of any claims against the Company for reimbursement, was contingent upon the consummation of the Gilbert Litigation settlement. Since the Gilbert Litigation settlement has now been consummated, the conditions to the Progressive settlement have been satisfied and the payment that Progressive had committed to contribute to the Gilbert settlement was transferred to the Gilbert plaintiffs.

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

        The following table presents stock purchases made during the third quarter of 2008:

				Publicly Announced Share Repurchase Programs
	Total Shares Purchased		Average Price Per Share	Total Shares Purchased	Average Price Per Share	Approximate Dollar Value of Shares that May Yet Be Purchased
July 1—July 30, 2008	8,365	(a)	$17.96	—	$0.00
August 1—August 31, 2008	—		$0.00	—	$0.00
September 1—September 30, 2008	6,522	(b)	$29.60	—	$0.00

Total	14,887		$23.06	—	$0.00	$0

(a)
Shares repurchased in satisfaction for financial obligations incurred through the vesting of the Company's restricted stock.

(b)
Shares repurchased by the DDCP.

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

PACWEST BANCORP
DATE: NOVEMBER 6, 2008	/s/ VICTOR R. SANTORO Victor R. Santoro Executive Vice President and Chief Financial Officer

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