Form 10-K
period 2008-12-31
PACWEST BANCORP
filed 2009-03-02
CIK 1102112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 00-30747

PACWEST BANCORP
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0885320 (I.R.S. Employer Identification No.)
401 West "A" Street San Diego, California (Address of Principal Executive Offices)	92101-7917 (Zip Code)

Registrant's telephone number, including area code: (619) 233-5588

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, no par value	The Nasdaq Stock Market, LLC

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☒	Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐    No ☒

         As of June 30, 2008, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on The Nasdaq Global Select Market as of the close of business on June 30, 2008, was approximately $377.6 million. Registrant does not have any nonvoting common equities.

         As of February 23, 2009, there were 31,059,100 shares of registrant's common stock outstanding, excluding 1,274,689 shares of unvested restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company's definitive proxy statement for its 2009 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

PART I

ITEM 1.    BUSINESS

General

        PacWest Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for our banking subsidiary, Pacific Western Bank, which we refer to as Pacific Western or the Bank. When we say "we", "our" or the "Company", we mean the Company on a consolidated basis with the Bank. When we refer to "PacWest" or to the holding company, we are referring to the parent company on a stand-alone basis.

        PacWest Bancorp was formerly known as First Community Bancorp. At a special meeting of the Company's shareholders held on April 23, 2008, the shareholders approved the reincorporation of the Company in Delaware from California and the change of the Company's name to PacWest Bancorp from First Community Bancorp. The reincorporation became effective on May 14, 2008. In connection with the reincorporation and name change, the Company also changed its ticker symbol on the NASDAQ Global Select Market to "PACW." Other than the name change, change in ticker symbol and change in corporate domicile, the reincorporation did not result in any change in the business, physical location, management, assets, liabilities or total stockholders' equity of the Company, nor did it result in any change in location of the Company's employees, including the Company's management. Additionally, the reincorporation did not alter any shareholder's percentage ownership interest or number of shares owned in the Company. The stockholders' equity section of the accompanying consolidated financial statements have been restated retroactively to give effect to the reincorporation. Such reclassification had no effect on the results of operations or the total amount of stockholders' equity.

Recent Transactions

        On September 2, 2008 we announced that the private equity firm CapGen Financial had agreed to acquire approximately $100 million of newly issued shares of PacWest Bancorp common stock at a price of $26 per share, which represented a 21% premium to the last five trading-day average closing price of PacWest common stock before the announcement. The investment was subject to regulatory approval by federal and state banking authorities. On January 14, 2009 the investment by CapGen Financial was closed and we issued, via a private placement to CapGen Capital Group II LP, an affiliate of CapGen Financial, 3,846,153 PacWest common shares at $26 per share for total cash consideration of approximately $100 million. CapGen Financial is a private equity firm that invests in financial services businesses with a particular focus on community and regional financial institutions, specialty finance and related services. CapGen Capital Group II LP has registered as a bank holding company and as a result of the investment it owns approximately 12% of PacWest common stock on a fully-diluted pro forma basis as of December 31, 2008.

        On November 7, 2008 we assumed the deposits, including all uninsured deposits, of Los Angeles-based Security Pacific Bank, or SPB. At the close of business on November 7, 2008 banking regulators declared SPB insolvent and the Federal Deposit Insurance Corporation, or FDIC, was named receiver. We acquired $427.5 million of deposits in the SPB deposit acquisition, including $169 million of brokered deposits and $179 million of higher-costing certificates of deposit, or CDs. After expected runoff, at December 31, 2008, such deposits totaled $334 million and included $130 million in brokered deposits and $143 million in other CDs. We expect the majority of the remaining brokered deposits and higher-costing CDs to mature without renewal.

        Also in the fourth quarter, we elected to participate in the Transaction Account Guarantee Program whereby the FDIC provides unlimited deposit insurance through December 31, 2009 for customer transaction deposit accounts earning 50 basis points or less.

Banking Business

        Pacific Western is a full-service commercial bank offering a broad range of banking products and services including: accepting time and demand deposits; originating loans, including commercial, real estate construction, SBA guaranteed, consumer, and international loans; and providing other business-oriented products. We have 61 full-service community banking branches, including one branch obtained in the SPB deposit acquisition in November 2008. Our operations are primarily located in Southern California and the Bank focuses on conducting business with small to medium size businesses and the owners and employees of those businesses. We extend credit to customers located primarily in counties we serve, and through certain programs we also extend credit and make commercial and real estate loans to businesses located in Mexico. We also provide asset-based lending and factoring of accounts receivable to small businesses located throughout Arizona, Northern California, the Pacific Northwest and Texas through BFI Business Finance, or BFI, based in San Jose, California and First Community Financial, or FCF, based in Phoenix, Arizona. Special services, including international banking services, multi-state deposit services and investment services, or requests beyond the lending limits of the Bank can be arranged through correspondent banks. The Bank also issues ATM and debit cards, has a network of branded ATMs and offers access to ATM networks through other major service providers. We provide access to customer accounts via a 24-hour seven day a week toll-free automated telephone customer service and a secure online banking service.

        At December 31, 2008 our assets totaled $4.5 billion, of which gross loans totaled $4.0 billion. At this date approximately 22% were commercial loans, 56% were commercial real estate loans, 9% were commercial real estate construction loans, 6% were residential real estate construction loans, 6% were residential real estate loans and 1% were consumer and other loans. These percentages include some foreign loans, primarily to individuals or entities with business in Mexico, representing 1% of total loans.

        We are committed to maintaining premier, relationship-based community banking in Southern California serving the needs of those businesses in our marketplace, as well as serving the needs of growing businesses that may not yet meet the credit standards of the Bank through tightly controlled asset-based lending and factoring of accounts receivable. We compete actively for deposits, and emphasize solicitation of noninterest-bearing deposits. In managing the top line of our business, we focus on making quality loans and gathering low-cost deposits to maximize our net interest margin, as net interest income accounted for 90% of our net revenues (net interest income plus noninterest income) in 2008. The strategy for serving our target markets is the delivery of a finely-focused set of value-added products and services that satisfy the primary needs of our customers, emphasizing superior service and relationships over transaction volume or low pricing.

        We generate our revenue primarily from the interest received on the various loan products and investment securities and fees from providing deposit services, foreign exchange services and extending credit. Our major operating expenses are the interest paid by the Bank on deposits and borrowings, employee compensation and general operating expenses. The Bank relies on a foundation of locally generated deposits to fund loans. Our Bank has a relatively low cost of funds due to a high percentage of noninterest-bearing and low cost deposits to total deposits. Our operations, similar to other financial institutions with operations predominately focused in Southern California, are significantly influenced by economic conditions in Southern California, including the strength of the real estate market, the fiscal and regulatory policies of the federal and state government and the regulatory authorities that govern financial institutions. See "—Supervision and Regulation." Through our asset-based lending operations with production and marketing offices in Arizona, Northern California, and the Pacific Northwest, we are also subject to the economic conditions affecting these markets.

  Lending Activities

        Through the Bank, the Company concentrates its lending activities in four principal areas:

        (1) Real Estate Loans.    Real estate loans are comprised of construction loans, miniperm loans collateralized by first or junior deeds of trust on specific commercial properties and equity lines of credit. The properties collateralizing real estate loans are principally located in our primary market areas of Los Angeles, Orange, San Bernardino, Riverside and San Diego counties in California and the contiguous communities. Construction loans are comprised of loans on commercial, residential and income producing properties that generally have terms of less than two years and typically bear an interest rate that floats with the Bank's base rate or another established index. Miniperm loans finance the purchase and/or ownership of commercial properties, including owner-occupied and income producing properties. Miniperm loans are generally made with an amortization schedule ranging from 15 to 25 years with a lump sum balloon payment due in one to ten years. Equity lines of credit are revolving lines of credit collateralized by junior deeds of trust on residential real properties. They generally bear a rate of interest that floats with the Bank's base rate or the prime rate and have maturities of five years. From time to time, we purchase participation interests in loans originated by other financial institutions. These loans are subject generally to the same underwriting criteria and approval process as loans originated directly by us.

        The Bank's real estate portfolio is subject to certain risks, including, but not limited to: (i) the effects of economic downturns in the Southern California economy; (ii) interest rate increases; (iii) reduction in real estate values in Southern California; (iv) increased competition in pricing and loan structure; and (v) environmental risks, including natural disasters. In addition to the foregoing, construction loans are also subject to project specific risks including, but not limited to: (1) construction costs being more than anticipated; (2) construction taking longer than anticipated; (3) failure by developers and contractors to meet project specifications; (4) disagreement between contractors, subcontractors and developers; (5) demand for completed projects being less than anticipated; (6) buyers being unable to secure financing; and (7) loss through foreclosure. When underwriting loans, we strive to reduce the exposure to such risks by (a) reviewing each loan request and renewal individually, (b) using a dual signature approval system for the approval of each loan request for loans over a certain dollar amount, (c) adhering to written loan policies, including, among other factors, minimum collateral requirements, maximum loan-to-value ratio requirements, cash flow requirements and personal guarantees, (d) obtaining secondary appraisals, (e) obtaining external independent credit reviews, (f) evaluating concentrations as a percentage of capital and loans, and (g) conducting environmental reviews, where appropriate. With respect to construction loans, in addition to the foregoing, we attempt to mitigate project specific risks by: (A) implementing a controlled disbursement process for loan proceeds in accordance with an agreed upon schedule; (B) conducting project site visits; and (C) adhering to release-price schedules to ensure the prices for which newly-built units to be sold are sufficient to repay the Bank. The risks related to buyer inability to secure financing and loss through foreclosure are not controllable. We review each loan request on the basis of our ability to recover both principal and interest in view of the inherent risks.

        (2) Commercial Loans.    Commercial loans, both domestic and foreign, are made to finance operations, to provide working capital, or for specific purposes such as to finance the purchase of assets, equipment or inventory. Since a borrower's cash flow from operations is generally the primary source of repayment, our policies provide specific guidelines regarding required debt coverage and other important financial ratios. Commercial loans include lines of credit and commercial term loans. Lines of credit are extended to businesses or individuals based on the financial strength and integrity of the borrower and guarantor(s) and generally (with some exceptions) are collateralized by short-term assets such as accounts receivable, inventory, equipment or real estate and have a maturity of one year or less. Such lines of credit bear an interest rate that floats with the Bank's base rate, LIBOR or another established index. Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short-term debt originally used to purchase fixed assets or, in rare cases, to finance the purchase of businesses. Commercial term loans generally have terms from one to five years. They may be collateralized by the asset being acquired or other available assets and bear interest rates which either float with the Bank's base rate, LIBOR or another established index or is fixed for the term of the loan.

        The Bank's portfolio of commercial loans is subject to certain risks, including, but not limited to: (i) the effects of economic downturns in the Southern California economy; (ii) interest rate increases; (iii) deterioration of the value of the underlying collateral; and (iv) the deterioration of a borrower's or guarantor's financial capabilities. We strive to reduce the exposure to such risks through: (a) reviewing each loan request and renewal individually; (b) using a dual signature approval system; (c) adhering to written loan policies; (d) obtaining external independent credit reviews, and (e) in the case of certain commercial loans to Mexican or foreign entities, third party insurance which limits our exposure to anywhere from 20 to 30 percent of the underlying loan. In addition, loans based on short-term asset values and factoring arrangements are monitored on a daily, weekly, monthly or quarterly basis and may include lockbox or control account arrangements. In general, the Bank receives and reviews financial statements and other documents of borrowing customers on an ongoing basis during the term of the relationship and responds to any deterioration noted.

        (3) SBA Loans.    SBA loans are made through programs designed by the federal government to assist the small business community in obtaining financing from financial institutions that are given government guarantees as an incentive to make the loans. Our SBA loans fall into two categories, loans originated under the SBA's 7a Program ("7a Loans") and loans originated under the SBA's 504 Program ("504 Loans"). SBA 7a Loans are commercial business loans generally made for the purpose of purchasing real estate to be occupied by the business owner, providing working capital, and/or purchasing equipment, accounts receivable or inventory. SBA 504 Loans are collateralized by commercial real estate and are generally made to business owners for the purpose of purchasing or improving real estate for their use and for equipment used in their business. SBA loan origination and loan sale opportunities have declined during the last 18 months. As a result, we suspended our loan sale operation during 2008 and reduced staff accordingly.

        SBA lending is subject to federal legislation that can affect the availability and funding of the program. From time to time, this dependence on legislative funding causes limitations and uncertainties with regard to the continued funding of such programs, which could potentially have an adverse financial impact on our business.

        The Bank's portfolio of SBA loans is subject to certain risks, including, but not limited to: (i) the effects of economic downturns in the Southern California economy; (ii) interest rate increases; (iii) deterioration of the value of the underlying collateral; and (iv) the deterioration of a borrower's or guarantor's financial capabilities. We strive to reduce the exposure of such risks through: (a) reviewing each loan request and renewal individually; (b) using a dual signature approval system; (c) adhering to written loan policies; (d) adhering to SBA written policies and regulations; (e) obtaining secondary appraisals; and (f) obtaining independent credit reviews. In addition, SBA loans normally require monthly installment payments of principal and interest and therefore are continually monitored for past due conditions. In general, the Bank receives and reviews financial statements and other documents of borrowing customers on an ongoing basis during the term of the relationship and responds to any deterioration noted.

        (4) Consumer Loans.    Consumer loans include personal loans, auto loans, boat loans, home improvement loans, revolving lines of credit and other loans typically made by banks to individual borrowers. The Bank's consumer loan portfolio is subject to certain risks, including: (i) amount of credit offered to consumers in the market; (ii) interest rate increases; and (iii) consumer bankruptcy laws which allow consumers to discharge certain debts. We strive to reduce the exposure to such risks through the direct approval of all consumer loans by: (a) reviewing each loan request and renewal individually; (b) using a dual signature approval system; (c) adhering to written credit policies; and (d) obtaining external independent credit reviews.

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

  Business Concentrations

        No individual or single group of related accounts is considered material in relation to our total assets or deposits of the Bank, or in relation to the overall business of the Company. However, approximately 77% of our loan portfolio at December 31, 2008 consisted of real estate-related loans, including construction loans, miniperm loans, commercial real estate mortgage loans and commercial loans secured by commercial real estate. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loans." Moreover, our business activities are currently focused primarily in Southern California, with the majority of our business concentrated in Los Angeles, Orange, Riverside, San Bernardino and San Diego Counties. Consequently, our results of operations and financial condition are dependent upon the general trends in the Southern California economies and, in particular, the residential and commercial real estate markets. The concentration of our operations in Southern California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region. We conduct foreign lending activities including commercial and real estate lending, consisting predominantly of loans to individuals or entities located in Mexico. At December 31, 2008, our foreign loans consisted of approximately 1% of our loan portfolio. Such foreign loans are denominated in U.S. dollars and most are collateralized by assets located in the United States or guaranteed or insured by businesses located in the United States. We have continued to allow our foreign loan portfolio to repay in the ordinary course of business without making any new privately-insured foreign loans other than those under existing commitments.

Strategic Evolution and Acquisition Strategy

        The Company was organized on October 22, 1999 as a California corporation for the purpose of becoming a bank holding company and to acquire all the outstanding capital stock of Rancho Santa Fe National Bank. Since that time, we have grown rapidly through a series of business acquisitions. Most recently, in November 2008 we purchased certain assets and assumed the deposits of Security Pacific Bank from the FDIC, as receiver of Security Pacific Bank.

        The following chart summarizes the acquisitions completed since our inception, some of which are described in more detail below. See also Note 3 of the Notes to Consolidated Financial Statements

contained in "Item 8. Financial Statements and Supplementary Data" in Part II of this Annual Report on Form 10-K for further details regarding our acquisitions.

Date	Institution
May 2000	Rancho Santa Fe National Bank
May 2000	First Community Bank of the Desert
January 2001	Professional Bancorp, Inc.
October 2001	First Charter Bank
January 2002	Pacific Western National Bank
March 2002	W.H.E.C., Inc.
August 2002	Upland Bank
August 2002	Marathon Bancorp
September 2002	First National Bank
January 2003	Bank of Coronado
August 2003	Verdugo Banking Company
March 2004	First Community Financial Corporation
April 2004	Harbor National Bank
August 2005	First American Bank
October 2005	Pacific Liberty Bank
January 2006	Cedars Bank
May 2006	Foothill Independent Bancorp
October 2006	Community Bancorp Inc.
June 2007	Business Finance Capital Corporation
November 2008	Security Pacific Bank deposits

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

  Community Bancorp Inc.

        On October 26, 2006, we acquired Community Bancorp Inc., or Community Bancorp, based in Escondido, California. We issued 4,677,908 shares of our common stock to the Community Bancorp shareholders and caused Community Bancorp to pay $6.1 million in cash for all outstanding options to purchase Community Bancorp common stock. The aggregate deal value for financial reporting purposes was approximately $268.7 million. At the time of the acquisition, Community Bancorp was merged with and into the Company and Community National Bank, a wholly- owned subsidiary of Community Bancorp, was merged with and into First National, a wholly-owned subsidiary of PacWest Bancorp. In late 2006, we merged First National Bank with and into Pacific Western Bank. We made this acquisition to expand our presence in the San Diego and Riverside Counties of California.

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

  Security Pacific Bank Deposit Acquisition

        On November 7, 2008, we assumed $427.5 million of the Los Angeles-based SPB deposits from the FDIC as receiver of Security Pacific Bank. Such deposit assumption was net of acquiring cash, certificates of deposit in other financial institutions, federal funds sold, securities, and loans secured by assumed deposits. We assumed all insured and uninsured deposits and paid a 2% premium of approximately $5.1 million related to the non-brokered deposit base of $258 million. The estimated brokered deposits as of the assumption date totaled $169 million. The amounts remain subject to adjustment through final reconciliation with the FDIC. In addition, as part of the SPB deposit acquisition we purchased an additional $31 million in loans.

  Competition

        The banking business in California, and specifically in the Bank's primary service areas, is highly competitive with respect to originating loans, generating deposits and providing other banking services. The market is dominated by commercial banks in Southern California with assets between $500 million and $15 billion, such as ourselves, and a few banking giants with a large number of offices and full-service operations over a wide geographic area. In recent years, competition has increased from institutions not subject to the same regulatory restrictions as domestic banks and bank holding companies. Those competitors include savings and loan associations, brokerage houses, insurance companies, mortgage companies, credit unions, credit card companies, and other financial and non-financial institutions and entities.

        Economic factors, along with legislative and technological changes, will have an ongoing impact on the competitive environment within the financial services industry. We work to anticipate and adapt to dynamic competitive conditions whether it may be developing and marketing innovative products and services, adopting or developing new technologies that differentiate our products and services, cross marketing, or providing highly personalized banking services. We strive to distinguish ourselves from other community banks and financial services providers in our marketplace, all while providing an extremely high level of customer service so that our customers remain loyal to the Company and not move their business to a competitor. However, we can provide no assurance as to the effectiveness of these efforts on our future business or results of operations, as to our continued ability to anticipate and adapt to changing conditions, and as to sufficiently improving our services and/or banking products in order to successfully compete in our primary service areas.

Employees

        As of February 17, 2009, Pacific Western had 865 full time equivalent employees and PacWest had 22 full time equivalent employees.

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

Supervision and Regulation

  General

        The banking and financial services business in which we engage is highly regulated. Such regulation is intended, among other things, to protect depositors insured by the FDIC and the entire banking system. The commercial banking business is also influenced by the monetary and fiscal policies of the federal government and the policies of the Federal Reserve Bank, or FRB. The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. Indirectly, such actions may also impact the ability of non-bank financial institutions to compete with the Bank. The nature and impact of any future changes in monetary policies cannot be predicted.

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

  Bank Holding Company Regulation

        As a bank holding company, PacWest is registered with and subject to regulation by the FRB under the Bank Holding Company Act of 1956, as amended, or the BHCA. In accordance with FRB policy, PacWest is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where it might not otherwise do so. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to such a commonly controlled institution. Under the BHCA, we are subject to periodic examination by the FRB. We are also required to file with the FRB periodic reports of our operations and such additional information regarding the Company and its subsidiaries as the FRB may require. Pursuant to the BHCA, we are required to obtain the prior approval of the FRB before we acquire all or substantially all of the assets of any bank or ownership or control of voting shares of any bank if, after giving effect to such acquisition, we would own or control, directly or indirectly, more than 5 percent of such bank.

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

        Pacific Western is insured by the FDIC, which took steps in late 2008 to increase the insured deposit amounts for all FDIC insured financial institutions to a maximum amount of $250,000 per depositor. Pacific Western is also a participant in the FDIC's Transaction Account Guarantee Program whereby the FDIC provides unlimited deposit insurance for customer transaction deposits earning 50 basis points or less. These increases are temporary and currently set to be in effect through December 31, 2008. For this protection, Pacific Western, as is the case with all insured banks, pays a quarterly statutory assessment and is subject to the rules and regulations of the FDIC. Additionally, Pacific Western is a state-chartered bank and is regulated by the California Department of Financial Institutions, or DFI.

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

  •
  Market Risk Capital (Tier 3).  Tier 3 capital includes qualifying unsecured subordinated debt.

        The following are the regulatory capital guidelines and the actual capitalization levels for Pacific Western and the Company as of December 31, 2008:

	Adequately Capitalized	Well Capitalized	Pacific Western	Consolidated Company
	(greater than or equal to)
Total risk-based capital ratio	8.00%	10.00%	11.87%	11.95%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.61%	10.69%
Tier 1 leverage capital ratio	4.00%	5.00%	10.43%	10.50%

        The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities, which totaled $123.0 million at December 31, 2008. We retired $8.0 million of our trust preferred securities during 2008. Our trust preferred securities are currently included in our Tier I capital for purposes of determining the Company's Tier I and total risk-based capital ratios. The FRB has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, effective March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as stockholders' equity, less goodwill net of any related deferred income tax liability. The regulations that were in effect through December 31, 2008 limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at December 31, 2008. All $123.0 million of our trust preferred securities were included in Tier I capital at December 31, 2008. Had the proposed rule been in effect at December 31, 2008, we could have included $115.7 million of these securities. Had we received the $100 million CapGen investment on or before December 31, 2008 and had the proposed rule been in effect at December 31, 2008, on a pro forma basis, all $123.0 million of the trust preferred securities could have been included in our Tier I capital at December 31, 2008. Accordingly, we expect that our Tier I capital ratios will be at or above the existing well capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

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

        The U.S. banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on BIS II. In December 2006, the agencies issued a notice of proposed rulemaking setting forth a definitive proposal for implementing BIS II in the United States that would apply only to internationally active banking organizations—defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more—but that other U.S. banking organizations could elect but would not be required to apply. In November 2007, the agencies adopted a definitive final rule for implementing BIS II in the United States that would apply only to internationally active banking organizations, or "core banks"—defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more. The final rule was effective on April 1, 2008.

        The Company is not required to comply with BIS II and we have not adopted the BIS II approach.

        In June 2008, the U.S. banking and thrift agencies announced a proposed rule that would provide all non-core banking organizations (that is, banking organizations not required to adopt the advanced approaches) with the option to adopt a way to determine required regulatory capital that is more risk sensitive than the current Basel I-based rules, yet is less complex than the advanced approaches in the final rule. The proposed standardized framework addresses (i) expanding the number of risk-weight categories to which credit exposures may be assigned; (ii) using loan-to-value ratios to risk weight most residential mortgages to enhance the risk sensitivity of the capital requirement; (iii) providing a capital charge for operational risk using the Basic Indicator Approach under the international Basel II capital accord; (iv) emphasizing the importance of a bank's assessment of its overall risk profile and capital adequacy; and (v) providing for comprehensive disclosure requirements to complement the minimum capital requirements and supervisory process through market discipline. This new proposal will replace the agencies' earlier BIS I-A proposal, issued in December 2006.

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

  Hazardous Waste Clean-Up

        Since we are not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, our primary exposure to environmental laws is through our lending activities and through properties or businesses we may own, lease or acquire. Based on a general survey of the Bank's loan portfolio, conversations with local appraisers and the type of lending currently and historically done by the Bank, we are not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on the Company as of February 17, 2009.

  Sarbanes-Oxley Act

        As a publicly traded company, we are subject to the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"). The principal provisions of the Sarbanes-Oxley Act, many of which have been implemented or interpreted through regulations, provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the Company's independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a "financial expert" (as such term is defined by the SEC) and if not discussed, why the audit committee does not have a financial expert; (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on nonpreferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (xi) a range of enhanced penalties for fraud and other violations; and (xii) expanded disclosure and certification relating to an issuer's disclosure controls and procedures and internal controls over financial reporting.

        As a result of the Sarbanes-Oxley Act, and its implementing regulations, we have incurred substantial costs to interpret and ensure ongoing compliance with the law and its regulations. Future changes in the laws, regulation, or policies that impact us cannot necessarily be predicted and may have a material effect on our business and earnings.

  USA Patriot Act

        The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the Patriot Act, designed to deny terrorists and others the ability to obtain access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act, as implemented by various federal regulatory agencies, requires financial institutions, including the Company, to implement new policies and procedures or amend existing policies and procedures with respect to, among other matters, anti-money laundering, compliance, suspicious activity and currency transaction reporting and due diligence on customers. The Patriot Act and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB, the FDIC and other federal banking agencies to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act. The Company has augmented its systems and procedures to comply with the Patriot Act and other anti-money laundering initiatives. We believe that the ongoing cost of compliance with the Patriot Act is not likely to be material to the Company. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

  Office of Foreign Assets Control Regulation

        The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the "OFAC" rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control ("OFAC"). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on "U.S. persons" engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

  Emergency Economic Stabilization Act of 2008 (the "EESA")

        On October 3, 2008, the EESA was enacted, which increased FDIC insurance coverage as discussed below under "Deposit Insurance", as well as provided up to $700 billion in funding for the financial services industry. Pursuant to the EESA, the U.S. Treasury was initially authorized by Congress to use $350 billion for the Troubled Asset Relief Program (TARP). Of this amount, the U.S. Treasury allocated $250 billion to the Capital Purchase Program (CPP). This program allows a qualifying institution to apply for up to three percent of its total risk-weighted assets in capital, which will be in the form of non-cumulative perpetual preferred stock of the institution with a dividend rate of 5% until the fifth anniversary of the investment and 9% thereafter. The U.S. Treasury will also receive warrants for common stock of the institution equal to 15% of the capital invested. On January 15, 2009, the second $350 billion of TARP funding was released to the U.S. Treasury. The Company applied in October 2008 for TARP funding of up to three percent of its risk-weighted assets and we are currently waiting to hear about the status of our application as of the filing date of this report.

  Deposit Insurance

        The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund, or the DIF, of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level and supervisory rating. For 2006, our bank subsidiaries were not required to pay any deposit insurance premiums.

        Effective January 1, 2007, the FDIC imposed deposit assessment rates based on the risk category of the bank. Risk Category I is the lowest risk category while Risk Category IV is the highest risk category. Because of favorable loss experience and a healthy reserve ratio in the Bank Insurance Fund, or the BIF, of the FDIC, well-capitalized and well-managed banks, including the Bank, have in recent years paid minimal premiums for FDIC insurance. A deposit premium refund, in the form of credit offsets, was given to banks that were in existence on December 31, 1996 and paid deposit insurance premiums prior to that date. Pacific Western utilized its credit offset to eliminate a portion of its 2008 and nearly all of its 2007 FDIC insurance assessments.

        For 2007 and 2008, the Bank qualified for Risk Category I. An increase in the Risk Category of the Bank could have a material adverse effect on our earnings. Risk Category I generally includes banks that are "well-capitalized" and that receive a composite CAMELS rating of 2 or higher. For banks under $10 billion in total assets in Risk Category I, the 2007 and 2008 deposit assessment ranged from 5 to 7 basis points of total qualified deposits. The actual assessment is dependent upon certain risk measures as defined in the final rule. For 2007, the Bank was assessed at the lowest point of the range and for 2008, the Bank was assessed at 7 basis points.

        Effective October 3, 2008, the EESA temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The legislation provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009.

        Effective January 1, 2009, the FDIC adopted a rule to uniformly increase 2009 FDIC deposit assessment rates by 7 basis points. For banks in Risk Category I, the deposit assessment is now 12 to 14 basis points for total qualified deposits compared to 5 to 7 basis points in the prior two years. Based on our understanding of the current FDIC insurance assessment methodology and including our participation in the Transaction Account Guarantee Program, we estimate our FDIC insurance assessment to be approximately $5.6 million for 2009. Such estimate is based on our December 31, 2008 deposits and is subject to change.

        On October 16, 2008, the FDIC announced the Temporary Liquidity Guarantee Program, or TLG Program. The final rule was adopted on November 26, 2008. The FDIC stated that its purpose is to strengthen confidence and encourage liquidity in the banking system through two limited guarantee programs: the Debt Guarantee Program, or DGP, and the Transaction Account Guarantee Program. Insured depository institutions and most U.S. bank holding companies are eligible to participate. Participation in both programs is voluntary and an irrevocable decision regarding participation had to be made by December 5, 2008. The Bank elected to participate in both parts of the TLG Program, and the holding company elected to participate in the DGP portion of the program. The DGP guarantees newly issued senior unsecured debt that is issued on or before June 30, 2009 and matures before June 30, 2012. The term of the debt must exceed 30 days to be eligible for the DGP guarantee. Institutions participating in the DGP are charged a fee of 50 to 100 basis points for new unsecured debt issuances based on the term to maturity of the newly issued debt. The amount of unsecured senior debt that is eligible for the DGP is limited to 125% of the amount of such debt outstanding as of September 30, 2008 and that was scheduled to mature on or before June 30, 2009. For an insured depository institution, if there was no unsecured senior debt of greater than 30 days outstanding at September 30, 2008, the amount available under the program is limited to two percent of total liabilities as of September 30, 2008. For a participating entity that is not an insured depository institution, if it had no senior unsecured debt of greater than 30 days outstanding on September 30, 2008, the entity may seek to have some amount of debt covered by the DGP. The FDIC, after consultation with the appropriate Federal banking agency, will decide, on a case-by-case basis, whether such a request will be granted and, if granted, what the entity's debt guarantee limit will be. The DGP guarantee limit of a surviving entity of a merger between or among eligible entities is equal to the sum of the debt guarantee limits of the merging eligible entities calculated on a pro forma basis as of the close of business September 30, 2008. The Bank, including the acquired Security Pacific Bank deposits, had $491,000 of such debt outstanding at September 30, 2008 and PacWest had no such debt outstanding at September 30, 2008. Under the foregoing terms of the DGP, the Company or the Bank may issue new or renew existing debt up to $614,000 through the deadline of June 30, 2009; we would need to seek an exception in order to issue guaranteed debt in excess of this amount. As of February 17, 2009, the Company has not issued any new debt under the DGP. The Transaction Account Guarantee Program guarantees the entire balance of non-interest bearing deposit transaction accounts (defined as transaction accounts bearing interest rates of 50 basis points or less), through December 31, 2009. Institutions participating in the Transaction Account Guarantee Program are charged a 10-basis point fee on the balance of non-interest bearing deposit transaction accounts exceeding the existing deposit insurance limit of $250,000. We have estimated the cost to the Bank of participating in this program to be $600,000.

  Depositor Preference

        The Federal Deposit Insurance Act provides that, in the event of the "liquidation or other resolution" of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

  Community Reinvestment Act

        The Community Reinvestment Act of 1977, or the CRA, generally requires insured depository institutions to identify the communities they serve and to make loans and investments, offer products, and provide services designed to meet the credit needs of these communities. The CRA also requires banks to maintain comprehensive records of its CRA activities to demonstrate how it is meeting the credit needs of their communities; these documents are subject to periodic examination by the FDIC. During these examinations, the FDIC rates such institutions' compliance with CRA as "Outstanding," "Satisfactory," "Needs to Improve" or "Substantial Noncompliance." The CRA requires the FDIC to take into account the record of a bank in meeting the credit needs of the entire communities served, including low-and moderate income neighborhoods, in determining such rating. Failure of an institution to receive at least a "Satisfactory" rating could inhibit such institution or its holding company from undertaking certain activities, including acquisitions. The Bank received a CRA rating of "Satisfactory" as of its most recent examination.

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

  Legislative and Regulatory Initiatives

        From time to time, various legislative and regulatory initiatives are introduced in the U.S. Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on our financial condition, results of operations or cash flows. A change in statutes, regulations or regulatory policies applicable to the Company or any of its subsidiaries could have a material effect on our business.

Available Information

        We maintain an Internet website at www.pacwestbancorp.com, and a website for Pacific Western at www.pacificwesternbank.com. At www.pacwestbancorp.com and via the "Investor Relations" link at the Bank's website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room, located at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You may obtain copies of the Company's filings on the SEC site. These documents may also be obtained in print upon request by our shareholders to our Investor Relations Department.

        We have adopted a written code of ethics that applies to all directors, officers and employees of the Company, including our principal executive officer and senior financial officers, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission promulgated thereunder. The code of ethics, which we call our Code of Business Conduct and Ethics, is available on our corporate website, www.pacwestbancorp.com in the section entitled "Corporate Governance." In the event that we make changes in, or provide waivers from, the provisions of this code of ethics that the SEC requires us to disclose, we intend to disclose these events on our corporate website in such section. In the Corporate Governance section of our corporate website, we have also posted the charters for our Audit Committee and our Compensation, Nominating and Governance Committee, as well as our Corporate Governance Guidelines. In addition, information concerning purchases and sales of our equity securities by our executive officers and directors is posted on our website.

        Our Investor Relations Department can be contacted at PacWest Bancorp, 275 N. Brea Blvd., Brea, CA 92821, Attention: Investor Relations, telephone (714) 671-6800, or via e-mail to investor-relations@pacwestbancorp.com.

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

  •
  the economic and regulatory effects of the continuing war on terrorism and other events of war, including conflicts in Iraq, Afghanistan, and neighboring countries;

  •
  legislative or regulatory requirements or changes adversely affecting the Company's business;

  •
  changes in the securities markets; and

  •
  regulatory approvals for any capital activities cannot be obtained on terms expected or on the anticipated schedule.

        If any of these risks or uncertainties materializes or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. We assume no obligation to update such forward-looking statements. For additional information concerning risks and uncertainties related to us and our operations, please refer to Items 1 through 7A of this Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS

        Ownership of our common stock involves risk. You should carefully consider, in addition to the other information set forth herein, the following risk factors.

Our business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally.

        The capital and credit markets have been experiencing unprecedented levels of volatility and disruption for more than 12 months. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. As a consequence of the current recession in the United States, business activity across a wide range of industries faces serious difficulties due to the lack of consumer spending and the extreme lack of liquidity in the global credit markets. Unemployment has also increased significantly.

        A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our business:

  •
  a decrease in the demand for loans and other products and services offered by us;

  •
  a decrease in deposit balances due to overall reductions in the accounts of customers;

  •
  a decrease in the value of our loans or other assets secured by consumer or commercial real estate;

  •
  an impairment of certain intangible assets; or

  •
  an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs and provision for credit losses.

        Overall, during the past year, the general business environment has had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term. Until conditions improve, we expect our business, financial condition and results of operations to be adversely affected.

Changes in economic conditions, in particular a worsening of the economic slowdown in Southern California, could materially and adversely affect our business.

        Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, and changes in government monetary and fiscal policies and inflation, all of which are beyond our control. The current economic conditions have caused a lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. These circumstances may continue to lead to an increase in nonaccrual and classified loans, which generally results in a provision for credit losses and in turn reduces the Company's net earnings. The State of California continues to face fiscal challenges, the long-term effects of which on the State's economy cannot be predicted. A further deterioration in the economic conditions, whether caused by national or local concerns, as discussed above, could materially and adversely affect our business, in particular a continued deterioration of the economic conditions in Southern California could result in the following consequences, any of which could materially and adversely affect our business: loan delinquencies may increase; problem assets and foreclosures may increase; demand for our products and services may decrease; low cost or noninterest bearing deposits may decrease; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers' borrowing power, and reducing the value of assets and collateral associated with our existing loans. Until conditions improve, we expect our business, financial condition and results of operations to be adversely affected.

Our business is subject to interest rate risk, and variations in interest rates may materially and adversely affect our financial performance.

        Changes in the interest rate environment may reduce our profits. It is expected that we will continue to realize income from the differential or "spread" between the interest earned on loans, securities and other interest earning assets, and interest paid on deposits, borrowings and other interest bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest earning assets and interest bearing liabilities. Changes in market interest rates generally affect loan volume, loan yields, funding sources and funding costs. Our net interest spread depends on many factors that are partly or completely out of our control, including competition, federal economic monetary and fiscal policies, and general economic conditions.

        While an increase in the general level of interest rates may increase our net interest margin and loan yield, it may adversely affect the ability of certain borrowers with variable rate loans to pay the interest on and principal of their obligations. In addition, an increase in market interest rates on loans is generally associated with a lower volume of loan originations, which may reduce earnings. Following a decline in the general level of interest rates, our ability to maintain a positive net interest spread is dependent on our ability to reduce the interest paid on deposits, borrowings, and other interest bearing liabilities. We cannot provide assurance that we would be able to lower the rates paid on deposit accounts to support our liquidity requirements as lower rates may result in deposit outflows.

        Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, liquidity, and overall profitability. We cannot assure you that we can minimize our interest rate risk.

We face strong competition from financial services companies and other companies that offer banking services which could materially and adversely affect our business.

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

        Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and range and quality of products and services provided, including new technology driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services. We also face competition from out-of-state financial intermediaries that have opened production offices or that solicit deposits in our market areas. Additionally, we expect competition to intensify among financial services companies due to the recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies. Should competition in the financial services industry intensify, our ability to market our products and services may be adversely affected. If we are unable to attract and retain banking customers, we may be unable to grow the levels of our loans and deposits and our results of operations and financial condition may be adversely affected.

        The disruption in the credit markets has had the effect of decreasing the overall liquidity in the marketplace. Competition from financial institutions seeking to maintain adequate liquidity has placed upward pressure on the rates paid on certain deposit accounts at the same time the level of market interest rates has declined. To maintain adequate levels of liquidity, without exhausting secondary sources of liquidity, we may incur increased deposit costs.

        Several rating agencies publish unsolicited ratings of the financial performance and relative financial health of many banks, including Pacific Western, based on publicly available data. As these ratings are publicly available, a decline in the Bank's ratings may result in deposit outflows or the inability of the Bank to raise deposits in the secondary market as broker-dealers and depositors may use such ratings in deciding where to deposit their funds.

The soundness of other financial institutions could adversely affect us.

        Since mid-2007, the financial services industry as a whole, and the securities markets generally, have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity in the marketplace. Financial institutions in particular have been subject to increased volatility and an overall loss in investor confidence.

        Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit and counterparty risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or other exposure due us. There is no assurance that any such losses would not materially and adversely affect our business, financial condition or results of operations.

Further disruptions in the real estate market could materially and adversely affect our business.

        There has been a slow-down in the real estate market due to negative economic trends and credit market disruption, the impacts of which are not yet completely known or quantified. At December 31, 2008, 56% of our loans were secured by commercial real estate, 9% were secured by commercial real estate construction projects, 6% were secured by residential real estate construction projects and 6% were secured by residential real estate. We have observed tighter credit underwriting and higher premiums on liquidity, both of which may continue to place downward pressure on real estate values. Any further downturn in the real estate market could materially and adversely affect our business because a significant portion of our loans is secured by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. Substantially all of our real property collateral is located in Southern California. If there is a further decline in real estate values, especially in Southern California, the collateral for our loans would provide less security. Real estate values could be affected by, among other things, a worsening of the economic conditions, an increase in foreclosures, a decline in home sale volumes, an increase in interest rates, earthquakes and other natural disasters particular to California.

We may need to raise additional capital in the future and such capital may not be available when needed or at all.

        We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. As a publicly traded company we have access to the capital markets to raise funds, which is accomplished generally through the issuance of equity, both common and preferred stock, and the issuance of subordinated debentures. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. The ongoing liquidity crisis and the loss of confidence in financial institutions may increase our cost of funding and limit our access to some of our customary sources of liquidity, including, but not limited to, inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve.

        We cannot assure you that access to such capital and liquidity will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, or depositors of the Bank or counterparties participating in the capital markets may materially and adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our business.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

        We currently depend heavily on the services of our chairman, John Eggemeyer, our chief executive officer, Matthew Wagner, and a number of other key management personnel. The loss of Mr. Eggemeyer's or Mr. Wagner's services or that of other key personnel could materially and adversely affect our results of operations and financial condition. Our success also depends, in part, on our ability to attract and retain additional qualified management personnel. Competition for such personnel is strong in the banking industry, and we may not be successful in attracting or retaining the personnel we require.

We are subject to extensive regulation which could materially and adversely affect our business.

        Our operations are subject to extensive regulation by federal and state governmental authorities, and we are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. Given the current disruption in the financial markets and regulatory initiatives that are likely to be proposed by the new administration and Congress, new regulations and laws that may affect us are increasingly likely. Compliance with such regulations and laws may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific government stabilization programs may subject us to additional restrictions. There can be no assurance that proposed laws, rules and regulations will not be adopted in the future, which could (i) make compliance much more difficult or expensive, (ii) restrict our ability to originate, broker or sell loans or accept certain deposits, (iii) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us, or (iv) otherwise materially and adversely affect our business or prospects for business. In addition, it is likely that we will be required to pay significantly higher FDIC premiums in the future because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

        Additionally, in order to conduct certain activities, including acquisitions, we are required to obtain regulatory approval. There can be no assurance that any required approvals can be obtained, or obtained without conditions or on a timeframe acceptable to us. For more information, please see the section entitled "Item 1. Business—Supervision and Regulation" above.

There can be no assurance that the recently enacted Emergency Economic Stabilization Act of 2008 and other recently enacted government programs will help stabilize the U.S. financial system.

        On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the "EESA"). The legislation was the result of a proposal by the U.S. Treasury Department to the U.S. Congress on September 20, 2008 in response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. The U.S. Treasury and banking regulators are implementing a number of programs under this legislation and otherwise to address capital and liquidity issues in the banking system, including the TARP Capital Purchase Program. In addition, other regulators have taken steps to attempt to stabilize and add liquidity to the financial markets, such as the FDIC Temporary Liquidity Guarantee Program

("TLG Program"), to which we elected to participate. However, there can be no assurances that the Bank will issue any guaranteed debt under the TLG Program, that PacWest will apply for and be granted coverage of any newly issued unsecured debt, or that we will participate in any other stabilization programs in the future.

        There can also be no assurance as to the actual impact that the EESA and other programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA and other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit, or the trading price of our common stock.

        The EESA is relatively new legislation and, as such, is subject to change and evolving interpretation. This is particularly true given the change in the presidential administration that occurred on January 20, 2009. There can be no assurances as to the effects that such changes will have on the effectiveness of the EESA or on our business, financial condition or results of operations.

We are exposed to transactional, country and legal risk related to our foreign loans that is in addition to risks we face on loans to U.S. based borrowers.

        Approximately 1% of our loan portfolio is represented by credit we extend and loans we make to business located outside the United States, predominantly in Mexico. These loans, which include commercial loans, real estate loans and credit extensions for the financing of international trade, are subject to risks in addition to risks we face with our loans to business located in the United States including, but not limited to transaction risk, country risk and legal risk. While these loans are denominated in U.S. dollars, the ability of the borrower to repay may be affected by fluctuations in the borrower's home country currency relative to the U.S. dollar. Additionally, while most of our foreign loans are insured by U.S.-based institutions, guaranteed by a U.S.-based entity, or collateralized with U.S.-based assets or real property, our ability to collect in the event of default is subject to a number of conditions, as well as deductibles and co-payments with respect to insurance, and we may not be successful in obtaining partial or full repayment or reimbursement from the insurers. Furthermore, foreign laws may restrict our ability to foreclose on, take a security interest in, or seize collateral located in the foreign country.

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

        Our ability to pay dividends to our shareholders is subject to the restrictions set forth in Delaware law. In addition, our ability to pay dividends to our stockholders is restricted in specified circumstances under indentures governing the trust preferred securities we have issued and under the revolving credit agreement to which we are a party. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters—Dividends" of this Annual Report on Form 10-K for more information on these restrictions. In addition, our participation in any specific government stabilization programs, now or in the future, may subject us to additional restrictions on our ability to pay dividends to our stockholders. We cannot assure you that we will meet the criteria specified under Delaware law, these indentures or any government programs in the future, in which case we may reduce or stop paying dividends on our common stock.

The primary source of our income from which we pay dividends is the receipt of dividends from the Bank.

        The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the FRB, the FDIC and/or the DFI could assert that payment of dividends or other payments is an unsafe or unsound practice, or that such regulatory authority may impose restrictions on the Bank's ability to pay dividends as a condition to the Bank's participation in any stabilization program. In the event the Bank is unable to pay dividends to us, it is likely that we, in turn, would have to reduce or stop paying dividends on our common stock. Our failure to pay dividends on our common stock could have a material adverse effect on the market price of our common stock. See "Item 1. Business—Supervision and Regulation" above for additional information on the regulatory restrictions to which we and the Bank are subject.

Only a limited trading market exists for our common stock which could lead to price volatility.

        Our common stock trades on The NASDAQ Global Select Stock Market under the symbol "PACW" and our trading volume is modest. The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market of our common stock. In addition, even if a more active market in our common stock develops, we cannot assure you that such a market will continue or that stockholders will be able to sell their shares.

Our allowance for credit losses may not be adequate to cover actual losses.

        In accordance with accounting principles generally accepted in the United States, we maintain an allowance for loan losses to provide for loan defaults and non-performance and a reserve for unfunded loan commitments which, when combined, we refer to as the allowance for credit losses. Our allowance for credit losses may not be adequate to cover actual credit losses, and future provisions for credit losses could materially and adversely affect our operating results. Our allowance for credit losses is based on prior experience, as well as an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Our federal and state regulators, as an integral part of their examination process, review our loans and allowance for credit losses. While we believe our allowance for credit losses is appropriate for the risk identified in the Company's loan portfolio, we cannot assure you that we will not further increase the allowance for credit losses, that it will be sufficient to cover losses, or that regulators will not require us to increase this allowance. Any of these occurrences could materially and adversely affect our earnings. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K for more information.

Our acquisitions may subject us to unknown risks.

        We have completed 20 acquisitions since May 2000, including the acquisition of two bank subsidiaries around which the Company was initially formed and the acquisition of a deposit base in November 2008. Certain events may arise after the date of an acquisition, or we may learn of certain facts, events or circumstances after the closing of an acquisition, that may affect our financial condition or performance or subject us to risk of loss. These events include, but are not limited to: litigation resulting from circumstances occurring at the acquired entity prior to the date of acquisition; loan downgrades and credit loss provisions resulting from underwriting of certain acquired loans determined not to meet our credit standards; personnel changes that cause instability within a department; delays in implementing new policies or procedures or the failure to apply new policies or procedures; and other events relating to the performance of our business. Acquisitions involve inherent uncertainty and we cannot determine all potential events, facts and circumstances that could result in loss or give assurances that our investigation or mitigation efforts will be sufficient to protect against any such loss.

Concentrated ownership of our common stock creates a risk of sudden changes in our share price.

        As of February 17, 2008, directors and members of our executive management team owned or controlled approximately 22% of our common stock, excluding shares that may be issued to executive officers upon vesting of restricted stock awards. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The sale by any of our large shareholders of a significant portion of that stockholder's holdings could have a material adverse effect on the market price of our common stock. In addition, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly.

Two of our largest stockholders are registered bank holding companies, and the activities and regulation of such stockholders may materially and adversely affect the permissible activities of the Company.

        Castle Creek Capital, LLC, which we refer to as Castle Creek, is controlled by our chairman, John M. Eggemeyer, and beneficially owned approximately 6% of the Company as of February 17, 2009. Castle Creek is a registered bank holding company under the BHCA and is regulated by the FRB. Additionally, on January 14, 2009, we announced the issuance of approximately $100 million of our stock to an affiliate CapGen Financial, CapGen Capital Group II LP, or CapGen, in exchange for 3,846,153 shares of our common stock. John W. Rose, a representative of CapGen, also joined the Company's Board of Directors. As of February 17, 2009, CapGen beneficially owned approximately 12% of our common stock and was also a registered bank holding company under the BHCA regulated by the FRB. Under FRB guidelines, bank holding companies must be a "source of strength" for their subsidiaries. See "Item 1. Business—Supervision and Regulation—Bank Holding Company Regulation" above for more information. Regulation of either CapGen or Castle Creek by the FRB may materially and adversely affect the activities and strategic plans of the Company should the FRB determine that CapGen, Castle Creek or any other company in which either has invested has engaged in any unsafe or unsound banking practices or activities. While we have no reason to believe that the FRB is proposing to take any action with respect to CapGen or Castle Creek that would adversely affect the Company, we remain subject to such risk.

A natural disaster could harm the Company's business.

        Historically, California, in which a substantial portion of the Company's business is located, has been susceptible to natural disasters, such as earthquakes, floods and wild fires. These natural disasters could harm the Company's operations through interference with communications, including the interruption or loss of the Company's computer systems, which could prevent or impede the Company from gathering deposits, originating loans and processing and controlling its flow of business, as well as through the destruction of facilities and the Company's operational, financial and management information systems. Additionally, natural disasters could negatively impact the values of collateral securing the Company's loans and interrupt our borrowers' abilities to conduct their business in a manner to support their debt obligations, either of which could result in losses and increased provisions for credit losses.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of February 17, 2009, we had a total of 80 properties consisting of 61 operating branch offices, 1 annex office, 3 operations centers, 8 loan offices, and 7 other properties of which 5 are subleased. We own 6 locations and the remaining properties are leased. Almost all properties are located in Southern California. Pacific Western's principal office is located at 401 West A Street, San Diego, CA 92101-7917.

        For additional information regarding properties of the Company and Pacific Western, see Note 7 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

ITEM 3.    LEGAL PROCEEDINGS

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to the stockholders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Marketplace Designation, Sales Price Information and Holders

        Our common stock is listed on The Nasdaq Global Select Market and trades under the symbol "PACW." The following table summarizes the high and low sale prices for each quarterly period ended since January 1, 2007 for our common stock, as quoted and reported by The Nasdaq Stock Market, or Nasdaq:

	Sales Prices
	High	Low
Quarter Ended
2007
First quarter	$58.50	$50.29
Second quarter	$58.02	$53.94
Third quarter	$58.96	$48.20
Fourth quarter	$62.56	$39.25
2008
First quarter	$41.65	$24.16
Second quarter	$28.88	$14.85
Third quarter	$40.00	$11.30
Fourth quarter	$32.54	$18.10

        As of February 17, 2009, the closing price of our common stock on Nasdaq was $15.18 per share. As of that date, based on the records of our transfer agent, there were approximately 2,418 record holders of our common stock.

Dividends

        Our ability to pay dividends to our shareholders is subject to the restrictions set forth in the Delaware General Corporation Law, or the DGCL. The DGCL provides that a corporation, unless otherwise restricted by its certificate of incorporation, may declare and pay dividends out of its surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or for the preceding fiscal year, as long as the amount of capital of the corporation is not less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets. Surplus is defined as the excess of a corporation's net assets (i.e., its total assets minus its total liabilities) over the capital associated with issuances of its common stock. Moreover, Delaware law permits a board of directors to reduce its capital and transfer such amount to its surplus. In determining the amount of surplus of a Delaware corporation, the assets of the corporation, including stock of subsidiaries owned by the corporation, must be valued at their fair market value as determined by the board of directors, regardless of their historical book value. Our ability to pay dividends is also subject to certain other limitations. See "Item 1. Business—Supervision and Regulation" in Part I of this Annual Report on Form 10-K and Note 18 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

        In addition, our ability to pay cash dividends is limited by certain provisions of our credit agreement with U.S. Bank, N.A. This agreement provides that we may not declare or pay any dividend on the Company's common stock in any quarter if an Event of Default (as defined in the agreement) has occurred or will occur as a result of such payment. In addition, the agreement prevents us from paying a dividend in the event we no longer own 100% of Pacific Western.

        Our ability to pay cash dividends to our shareholders is also limited by certain covenants contained in the indentures governing trust preferred securities issued by us or entities that we have acquired, and the debentures underlying the trust preferred securities. Generally the indentures provide that if an Event of Default (as defined in the indentures) has occurred and is continuing, or if we are in default with respect to any obligations under our guarantee agreement which covers payments of the obligations on the trust preferred securities, or if we give notice of any intention to defer payments of interest on the debentures underlying the trust preferred securities, then we may not, among other restrictions, declare or pay any dividends (other than a dividend payable by the Bank to the holding company) with respect to our common stock.

        PacWest's primary source of income is the receipt of cash dividends from the Bank. The availability of cash dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the bank in question, and other factors, that the FRB, the FDIC or the DFI could assert that payment of dividends or other payments is an unsafe or unsound practice. Pacific Western is subject to restrictions under certain federal and state laws and regulations governing banks which limit its ability to transfer funds to the holding company through intercompany loans, advances or cash dividends. Dividends paid by state banks such as Pacific Western are regulated by the DFI under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for three previous fiscal years less any dividend paid during such period. During 2008, PacWest received cash dividends of $106.0 million from the Bank. As of this date and for the foreseeable future, any further cash dividends from the Bank to the Company will require DFI approval. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity" and Note 18 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

        Holders of Company common stock are entitled to receive dividends declared by the Board of Directors out of funds legally available under state law governing the Company and certain federal laws and regulations governing the banking and financial services business. During 2008, 2007 and 2006, the Company paid $35.4 million, $37.5 million and $30.0 million, respectively, in cash dividends on common stock. Since January 2007, we have declared the following quarterly dividends:

Record Date	Pay Date	Amount per Share
February 16, 2007	February 28, 2007	$0.32
May 16, 2007	May 31, 2007	$0.32
August 16, 2007	August 31, 2007	$0.32
November 16, 2007	November 30, 2007	$0.32
February 15, 2008	February 29, 2008	$0.32
May 27, 2008	June 3, 2008	$0.32
August 15, 2008	August 29, 2008	$0.32
November 14, 2008	November 26, 2008	$0.32
February 16, 2009	February 27, 2009	$0.32

        We can provide no assurance that we will continue to declare dividends on a quarterly basis or otherwise. The declaration of dividends by the Company is subject to the discretion of our Board of Directors. Our Board of Directors will take into account such matters as general business conditions, our financial results, projected cash flows, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us to our stockholders or by our subsidiary to the holding company, and such other factors as our Board of Directors may deem relevant.

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

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of December 31, 2008, regarding securities issued and to be issued under our equity compensation plans that were in effect during fiscal 2008:

Plan Category	Plan Name	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
		(a)		(b)	(c)
Equity compensation plans approved by security holders	The PacWest Bancorp 2003 Stock Incentive Plan(1)	1,312	(2)	$10.49	110,680	(3)
Equity compensation plans not approved by security holders	None	—		—	—

(1)
The PacWest Bancorp 2003 Stock Incentive Plan (the "Incentive Plan") was last approved by the shareholders of the Company at our 2006 Annual Meeting of Shareholders.

(2)
Amount represents outstanding options only and does not include the 1,309,586 shares of unvested time-based and performance-based restricted stock awarded since 2003 and outstanding as of December 31, 2008 with an exercise price of zero.

(3)
The Incentive Plan permits these remaining shares to be issued in the form of options, restricted stock or SARs.

Recent Sales of Unregistered Securities and Use of Proceeds

        None.

Repurchases of Common Stock

        In January 2009, all participants in the Company's Directors Deferred Compensation Plan, or the DDCP, received distributions of amounts previously deferred and the DDCP was terminated. Prior to 2009, participants in the DDCP were able to invest deferred amounts in the Company's common stock. The Company had the discretion whether to track purchases of common stock as if made, or to fully fund the DDCP via purchases of stock with deferred amounts. Purchases of Company common stock by the rabbi trust of the DDCP were considered repurchases of common stock by the Company since the rabbi trust was an asset of the Company. Actual purchases of Company common stock via the DDCP were made through open market purchases pursuant to the terms of the DDCP, which include a predetermined formula and schedule for the purchase of such stock in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. Pursuant to the terms of the DDCP, generally purchases were actually made or deemed to be made in the open market on the 15th of the month (or the next trading day) following the day on which deferred amounts were contributed to the DDCP, beginning March 15 of each year. Upon termination of the DDCP 184,395 common shares were distributed to the participants.

        The following table presents stock purchases made during the fourth quarter of 2008:

	Total Shares Purchased		Average Price Per Share
October 1—October 31, 2008	1,136	(a)	$25.58
November 1—November 30, 2008	2,859	(a)	$27.12
December 1—December 31, 2008	8,280	(b)	$23.56

Total	12,275		$24.58

(a)
Shares repurchased in satisfaction for financial obligations incurred through the vesting of the Company's restricted stock.

(b)
Represents shares purchased by the DDCP.

 Five-Year Stock Performance Graph

        The following chart compares the yearly percentage change in the cumulative shareholder return on our common stock based on the closing price during the five years ended December 31, 2008, with (1) the Total Return Index for U.S. companies traded on The Nasdaq Stock Market (the "NASDAQ Composite") and (2) the Total Return Index for NASDAQ Bank Stocks (the "NASDAQ Bank Index"). This comparison assumes $100 was invested on December 31, 2003, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. PacWest's total cumulative loss was 14.2% over the five year period ending December 31, 2008 compared to losses of 19.5% and 25.3% for the NASDAQ Composite and NASDAQ Bank Index.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
PacWest Bancorp	$100.00	$120.73	$156.96	$154.17	$124.68	$85.77
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
NASDAQ Bank	100.00	111.11	108.64	123.74	97.71	74.73

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth certain of our financial and statistical information for each of the years in the five-year period ended December 31, 2008. This data should be read in conjunction with our audited consolidated financial statements as of December 31, 2008 and 2007, and for each of the years in the three-year period ended December 31, 2008, and related Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

	At or for the Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts and percentages)
Results of Operations(a):
Interest income	$287,828	$350,981	$301,597	$183,352	$140,147
Interest expense	68,496	85,866	59,640	22,917	14,417

NET INTEREST INCOME	219,332	265,115	241,957	160,435	125,730
Provision for credit losses	45,800	3,000	9,600	1,420	465

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	173,532	262,115	232,357	159,015	125,265
Noninterest income	24,427	32,920	16,466	13,778	17,221
Goodwill write-off	761,701	—	—	—	—
Noninterest expense	144,234	142,265	121,455	87,302	81,827

EARNINGS (LOSS) BEFORE INCOME TAXES AND EFFECT OF ACCOUNTING CHANGE	(707,976)	152,770	127,368	85,491	60,659
Income taxes	20,089	62,444	51,512	35,125	24,296

NET EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(728,065)	90,326	75,856	50,366	36,363
Cumulative effect on prior years (to December 31, 2005) of changing the method of accounting for stock-based compensation forfeitures	—	—	142	—	—

NET EARNINGS (LOSS)	$(728,065)	$90,326	$75,998	$50,366	$36,363

Share Data:
Earnings (loss) per common share (EPS):
Basic	$(26.79)	$3.16	$3.23	$3.05	$2.34
Diluted	(26.79)	3.15	3.21	2.98	2.27
Dividends declared per share	1.28	1.28	1.21	0.97	0.85
Book value per share(b)(c)	$13.17	$40.65	$39.42	$27.30	$22.98
Tangible book value per share(d)	$11.77	$11.88	$12.82	$9.68	$7.19
Shares issued at the end of the year(c)	28,528	28,002	29,636	18,347	16,268
Average shares outstanding for basic EPS	27,177	28,572	23,476	16,536	15,521
Average shares outstanding for diluted EPS	27,177	28,676	23,680	16,894	15,987
Ending Balance Sheet Data:
Assets	$4,495,502	$5,179,040	$5,553,323	$3,226,411	$3,049,453
Interest-bearing deposits in financial institutions	58,780	420	501	90	702
Investments	155,359	133,537	120,128	239,354	269,507
Loans held for sale	—	63,565	173,319	—	—
Loans, net of unearned income	3,987,891	3,949,218	4,189,543	2,467,828	2,118,171
Allowance for credit losses	68,790	61,028	61,179	32,971	29,507
Goodwill	—	761,990	738,083	295,890	234,360
Intangible assets	39,922	43,785	50,427	27,298	22,595
Deposits(e)	3,475,215	3,245,146	3,685,733	2,405,361	2,432,390
Borrowings	450,000	612,000	499,000	160,300	90,000
Subordinated debentures	129,994	138,488	149,219	121,654	121,654
Common stockholders' equity	375,726	1,138,352	1,168,328	500,778	373,876
Selected Financial Ratios:
Dividend payout ratio	(4.78)%	40.63%	37.69%	32.55%	37.33%
Stockholders' equity to assets at period end	8.36	21.98	21.04	15.52	12.26
Return on average assets	(15.43)	1.73	1.72	1.68	1.35
Return on average equity	(106.28)	7.66	9.13	12.10	10.36
Average equity/average assets	14.52	22.55	18.88	13.90	13.04
Net interest margin	5.30	6.34	6.67	6.37	5.58

(a)
Operating results of acquired companies are included from the respective acquisition dates. See Note 3 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

(b)
$14.69 on a pro forma basis at December 31, 2008 as if the CapGen investment was made on that date.

(c)
Includes 1,309,586 shares, 861,269 shares, 750,014 shares, 405,831 shares and 585,416 shares of unvested time-based and performance-based restricted stock outstanding at December 31, 2008, 2007, 2006, 2005 and 2004.

(d)
$13.46 on a pro forma basis at December 31, 2008 as if the CapGen investment was made on that date.

(e)
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

 Overview

        We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for our banking subsidiary, Pacific Western Bank, which we refer to as Pacific Western or the Bank. When we say "we", "our" or the "Company", we mean the Company on a consolidated basis with the Bank. When we refer to "PacWest" or to the holding company, we are referring to the parent company on a stand-alone basis.

        We have completed 20 business acquisitions since the Company's inception, almost all of which have been accounted for under the purchase method of accounting. These acquisitions affect the comparability of our reported financial information as the operating results of the acquired entities are included in our operating results only from their respective acquisition dates. For further information on our acquisitions, see Notes 3 and 4 in Notes to Consolidated Financial Statements included in "Item 8. Financial Statement and Supplementary Data."

        Pacific Western is a full-service commercial bank offering a broad range of banking products and services including: accepting time, money market, and demand deposits; originating loans, including commercial, real estate construction, SBA guaranteed, consumer, and international loans; and providing other business-oriented products. Our operations are primarily located in Southern California and the Bank focuses on conducting business with small to medium size businesses and the owners and employees of those businesses in our marketplace. Through our asset-based lending offices we also operate in Arizona, Northern California, and the Pacific Northwest. At December 31, 2008, our assets totaled $4.5 billion, of which gross loans totaled $4.0 billion. At this date approximately 22% were commercial loans, 56% were commercial real estate loans, 9% were commercial real estate construction loans, 6% were residential real estate construction loans, 6% were residential real estate loans, and 1% were consumer and other loans. These percentages include some foreign loans, primarily to individuals or entities with business in Mexico, representing 1% of total loans. Our portfolio's value and credit quality is affected in large part by real estate trends in Southern California.

        Pacific Western competes actively for deposits and emphasizes solicitation of noninterest-bearing deposits. In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin, as net interest income accounts for 90% of our net revenues (net interest income plus noninterest income) for 2008.

Key Performance Indicators

        Among other factors, our operating results depend generally on the following:

  The Level of Our Net Interest Income

        Net interest income is the excess of interest earned on our interest-earning assets over the interest paid on our interest-bearing liabilities. The recent decline in market interest rates and fierce competition for liquidity has compressed our net interest margin. Based on our balance sheet structure the yield on our earning assets decreased more rapidly and significantly than the cost of our funding sources during 2008. A sustained low interest rate environment combined with tight marketplace liquidity and low loan growth may further lower both our net interest income and net interest margin going forward. Our primary interest-earning asset is loans. Our primary interest-bearing liabilities include deposits, borrowings, and subordinated debentures. We attempt to increase our net interest income by maintaining a high loan-to-deposit ratio and a high level of noninterest-bearing deposits. While our deposit balances will fluctuate depending on deposit holders' perceptions of alternative yields available in the market, we attempt to minimize these variances by attracting a high percentage of noninterest-bearing deposits, which have no expectation of yield. At December 31, 2008, approximately 34% of our total deposits were noninterest-bearing deposits. The recent disruptions in the financial credit and liquidity markets have resulted in increased competition from financial institutions seeking to maintain liquidity and this has placed upward pressure on the rates paid on certain deposit accounts. In addition to deposits, we have borrowing capacity under various credit lines which we use for liquidity needs such as funding loan demand, managing deposit flows and interim acquisition financing. This borrowing capacity is relatively flexible and has become one of the least expensive sources of funds. However, our borrowing lines are considered a secondary source of liquidity as we serve our local markets and customers with our deposit products.

  Loan Growth

        We generally seek new lending opportunities in the $500,000 to $10 million range, try to limit loan maturities for commercial loans to one year, for construction loans up to 18 months, and for commercial real estate loans up to ten years, and to price lending products so as to preserve our interest spread and net interest margin. We sometimes encounter strong competition in pursuing lending opportunities such that potential borrowers obtain loans elsewhere at lower rates than those we offer. We have continued to reduce our exposure to residential construction and foreign loans, including limiting the amount of new loans in these categories. Our ability to make new loans is dependent on economic factors in our market area, borrower qualifications, competition, and liquidity, among other items. Considering the current state of the economy in Southern California and the competition among banks for liquidity, we do not expect loan growth to be a focus area for us in 2009.

  The Magnitude of Credit Losses

        We stress credit quality in originating and monitoring the loans we make and measure our success by the levels of our nonperforming assets, net charge-offs and allowance for credit losses. Our allowance for credit losses is the sum of our allowance for loan losses and our reserve for unfunded loan commitments. Provisions for credit losses are charged to operations as and when needed for both on and off balance sheet credit exposure. Loans which are deemed uncollectible are charged off and deducted from the allowance for loan losses. Recoveries on loans previously charged off are added to the allowance for loan losses. During the year ended December 31, 2008, we made a provision for credit losses totaling $45.8 million based upon our reserve methodology. We considered, among other factors, the level of net charge-offs, including a $16.2 million loss on the sale of $34.1 million of residential construction nonaccrual loans, the level and trends of classified, criticized, and nonaccrual loans, usage trends of unfunded loan commitments, general market conditions, and portfolio concentrations.

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

  The Level of Our Noninterest Expense

        Our noninterest expense includes fixed and controllable overhead, the major components of which are compensation, occupancy, data processing, other professional service fees and communications expense. We measure success in controlling such costs through monitoring of the efficiency ratio. Our operating noninterest expense excludes goodwill write-offs, a legal settlement and reorganization costs. Due to these items in 2008, we believe, operating noninterest expense is a better reflection of our true financial performance. We calculate the operating efficiency ratio by dividing operating noninterest expense by the sum of net interest income and noninterest income. Accordingly, a lower percentage reflects lower expenses relative to income. The consolidated operating efficiency ratios have been as follows:

Quarterly Period in 2008	Ratio
First	54.7%
Second	59.4%
Third	62.0%
Fourth	59.1%

        Please see table at Results of Operations—Annual Earnings Performance for a reconciliation of GAAP noninterest expense with operating noninterest expense and our GAAP efficiency ratio with our operating efficiency ratio. The increase in the operating efficiency ratio for the 2008 quarterly periods presented is due mostly to a decline in net interest income relative to noninterest expense. Net interest income declined due to lower loan yields as a result of lower market interest rates.

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

        Our significant accounting policies and practices are described in Note 1 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." The accounting policies that involve significant estimates and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, are considered critical accounting policies. We have identified our policies for the allowance for credit losses, the carrying values of intangible assets, and deferred income tax assets as critical accounting policies.

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

        We maintain an allowance for loan losses at an amount which we believe is sufficient to provide adequate protection against losses inherent in the loan portfolio at the balance sheet date. Our periodic evaluation of the adequacy of the allowance is based on such factors as our past loan loss experience, known and inherent risks in the portfolio, adverse situations that have occurred but are not yet known that may affect the borrowers' ability to repay, the estimated value of underlying collateral, and economic conditions. While we utilize information currently available to evaluate the allowance for loan losses, the allowance for loan losses is subjective and may be adjusted in the future depending on changes in economic conditions or other factors.

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

        Impaired loans are identified at each reporting date based on certain criteria and individually reviewed for impairment. A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan agreement. We measure the amount of impairment for each impaired loan after giving consideration to the fair value of the loan's collateral if the loan is collateral dependent or the present value of cash flows, discounted at the loan's effective interest rate, if the loan is not collateralized. The impairment amount on a collateralized loan is charged-off to the allowance and the impairment amount on a noncollateralized loan is set up as a specific reserve. Increased charge-offs generally result in increased provisions for credit losses.

        Our loan portfolio, excluding impaired loans which are evaluated individually, is categorized into several pools for purposes of determining allowance amounts by loan pool. The loan pools we currently evaluate are: commercial real estate construction, residential real estate construction, SBA real estate, real estate other, commercial collateralized, commercial unsecured, SBA commercial, consumer, foreign, asset-based, and factoring. Within these loan pools, we then evaluate loans not adversely classified, which we refer to as "pass" credits, separately from adversely classified loans. The allowance amounts for loans rated pass and those loans adversely classified are determined using historical loss rates developed through migration analyses. The adversely classified loans are further grouped into three credit risk rating categories: special mention, substandard and doubtful.

        Finally, in order to ensure our allowance methodology is incorporating recent trends and economic conditions, we apply environmental and general economic factors to our allowance methodology including: credit concentrations; delinquency trends; economic and business conditions; external factors such as fuel and building materials prices, the effects of adverse weather and hostilities; the quality of lending management and staff; lending policies and procedures; loss and recovery trends; nature and volume of the portfolio; nonaccrual loan trends; usage trends of unfunded commitments; quality of loan review; and other adjustments for items not covered by other factors.

        Based on our methodology and its components, management believes the resulting allowance for loan losses is adequate and appropriate for the risk identified in the Company's loan portfolio.

        We recognize the determination of the allowance for loan losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform sensitivity analyses to provide insight regarding the impact of adverse changes in credit risk ratings may have on our allowance for loan losses. The sensitivity analyses do not imply any expectation of future deterioration in our loans' risk ratings and they do not necessarily reflect the nature and extent of future changes in the allowance for loan losses due to the numerous quantitative and qualitative factors considered in determining our allowance for loan losses. At December 31, 2008, in the event that 1 percent of our loans were downgraded one credit risk rating category for each category (e.g. 1 percent of the "pass" category moved to the "special mention" category, 1 percent of the "special mention" category moved to the "substandard" category, and 1 percent of the "substandard" category moved to the "doubtful" category within our current allowance methodology), the allowance for loan losses would have increased by approximately $1.4 million. In the event that 5 percent of our loans were downgraded one credit risk category, the allowance for loan losses would increase by approximately $6.7 million. Given current processes employed by the Company, management believes the credit risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions that could be material to the Company's financial statements. In addition, current risk ratings are subject to change as we continue to review loans within our portfolio and as our borrowers are impacted by economic trends within their market areas.

        Although we have established an allowance for loan losses that we consider adequate, there can be no assurance that the established allowance for loan losses will be sufficient to offset losses on loans in the future. Management also believes that the reserve for unfunded loan commitments is adequate. In making this determination, we use the same methodology for the reserve for unfunded loan commitments as we do for the allowance for loan losses and consider the same quantitative and qualitative factors, as well as an estimate of the probability of drawdown of the commitments correlated to their credit risk rating. Please see "—Financial Condition—Allowance for Credit Losses" and Notes 1(h) and 6 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for more information.

  Goodwill and Other Intangible Assets

        Goodwill and intangible assets arise from purchase business combinations. The goodwill previously recorded had been assigned to our one reporting unit, banking. Goodwill and other intangible assets generated from purchase business combinations and deemed to have indefinite lives are not subject to amortization and are instead tested for impairment at least annually. Core deposit and customer relationship intangibles arising from acquisitions are being amortized over their estimated useful lives of up to 10 years.

        In the latter half of 2007, we saw the beginnings of the volatility in the banking industry and the effect such volatility was having on banking companies and the price of banking stocks including PacWest's stock. At December 31, 2007, the Company's market capitalization was $19.1 million less than our total stockholders' equity, providing an indication that goodwill may be impaired at that date. Based on an independent valuation we concluded there was no goodwill impairment at December 31, 2007. The decline in our market capitalization continued in 2008, such that during both the first and second quarters we engaged an independent valuation consultant to assist us in determining whether and to what extent our goodwill asset was impaired. Based on these analyses, we wrote-off $275.0 million of goodwill in the first quarter of 2008 and the remaining $486.7 million of our goodwill in the second quarter of 2008. Such charges had no effect on the Company's or the Bank's cash balances or liquidity. In addition, because goodwill and other intangible assets are not included in the calculation of regulatory capital, the Company's and the Bank's well-capitalized regulatory ratios have not been affected by this non-cash expense as of December 31, 2008.

        Our other intangible assets are core deposit and customer relationship intangibles. The establishment and subsequent amortization of these intangible assets requires several assumptions including, among other things, the estimated cost to service deposits acquired, discount rates, estimated attrition rates and useful lives. We assess these intangible assets for impairment quarterly. If the value of the core deposit intangible or the customer relationship intangible is determined to be less than the carrying value in future periods, a writedown would be taken through a charge to our earnings. The most significant element in evaluation of these intangibles is the attrition rate of the acquired deposits or loans. If such attrition rate were to accelerate from that which we expected, the intangible may have to be reduced by a charge to earnings. The attrition rate related to deposit flows or loan flows is influenced by many factors, the most significant of which are alternative yields for loans and deposits available to customers and the level of competition from other financial institutions and financial services companies.

  Deferred Income Tax Assets

        Our deferred income tax assets arise mainly from differences in the dates that items of income and expense enter into our reported income and taxable income and to a smaller extent net operating loss carryforwards. Deferred tax assets are established for these items as they arise based on our judgments that they are realizable. From an accounting standpoint, we determine whether a deferred tax asset is realizable based on the historical level of our taxable income and estimates of our future taxable income. In most cases, the realization of the deferred tax asset is based on our future profitability. If we were to experience either reduced profitability or operating losses in a future period, the realization of our deferred tax assets would be questionable. In such an instance, we could be required to increase the valuation reserve on our deferred tax assets by charging earnings.

Results of Operations

  Quarterly Results

        The following table sets forth our unaudited, quarterly results for the years ended December 31, 2008 and 2007. Comparison of quarterly results may not be meaningful due to acquisitions. See Note 2 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for further information.

	For the Quarters Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	(Dollars in thousands, except per share data)
Interest income	$68,465	$70,544	$71,422	$77,397
Interest expense	17,740	15,569	15,650	19,537

Net interest income	50,725	54,975	55,772	57,860
Provision for credit losses	8,800	7,500	3,500	26,000

Net interest income after provision for credit losses	41,925	47,475	52,272	31,860
Noninterest income	6,542	6,052	5,364	6,469
Noninterest expense	33,819	37,857	524,047	310,212
Income taxes	5,027	6,119	8,103	840

Net earnings (loss)	$9,621	$9,551	$(474,514)	$(272,723)

Earnings (loss) per share:
Basic	$0.35	$0.35	$(17.47)	$(10.05)

Diluted	$0.35	$0.35	$(17.47)	$(10.05)

Dividends per common share declared and paid	$0.32	$0.32	$0.32	$0.32

Common stock price range:
High	$32.54	$40.00	$28.88	$41.65
Low	$18.10	$11.30	$14.85	$24.16

	For the Quarters Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
	(Dollars in thousands, except per share data)
Interest income	$84,355	$87,527	$86,554	$92,545
Interest expense	21,412	21,244	20,100	23,110

Net interest income	62,943	66,283	66,454	69,435
Provision for credit losses	3,000	—	—	—

Net interest income after provision for credit losses	59,943	66,283	66,454	69,435
Noninterest income	5,358	5,682	7,529	14,351
Noninterest expense	36,351	34,524	35,997	35,393
Income taxes	11,891	15,245	15,461	19,847

Net earnings	$17,059	$22,196	$22,525	$28,546

Earnings per share:
Basic	$0.62	$0.77	$0.78	$0.99

Diluted	$0.62	$0.77	$0.78	$0.98

Dividends per common share declared and paid	$0.32	$0.32	$0.32	$0.32

Common stock price range:
High	$62.56	$58.96	$58.02	$58.50
Low	$39.25	$48.20	$53.94	$50.29

  Fourth quarter of 2008 compared to third quarter of 2008

        Net interest income totaled $50.7 million for the fourth quarter of 2008 compared to $55.0 million for the third quarter of 2008. Loan interest income declined $2.2 million in the fourth quarter due to reductions in our base rate and higher nonaccrual loans. The Federal Reserve lowered the Federal Funds benchmark rate by 175 basis points during the fourth quarter and in response we reduced our base lending rate 100 basis points. Interest expense increased $2.2 million in the fourth quarter due to high-cost deposits from the Security Pacific Bank, or SPB, deposit acquisition and an increased volume of brokered and Bank-sponsored CDs.

        Our net interest margin for the fourth quarter of 2008 was 4.77%, a decrease of 65 basis points when compared to the third quarter of 2008. The decrease in the net interest margin is due mostly to lower loan yields and higher costing deposits. The lower loan yield is due to the level of market interest rates and higher nonaccrual loans. The yield on average earning assets was 6.44% for the fourth quarter of 2008 compared to 6.95% for the third quarter of 2008. The yield on average loans was 6.69% for the fourth quarter of 2008 compared to 7.02% for the third quarter of 2008. The loan yield for the month of December was 6.63% and when net reversals of interest income on nonaccrual loans are excluded, the loan yield for December was 6.68%. Despite lower market interest rates, the cost of deposits increased due to competition for liquidity and the impact of the SPB deposit acquisition. The addition of the SPB deposits decreased the fourth quarter net interest margin by 18 basis points. Our net interest margin for December of 2008 was 4.61% and when the effect of nonaccrual loan interest is excluded the net interest margin was 4.66%.

        The cost of interest bearing deposits increased 21 basis points to 2.05% and all-in deposit cost increased 21 basis points to 1.33% for the fourth quarter compared to the third quarter of 2008. The cost of deposits increased due to the competition for liquidity, the high-cost deposits from the SPB deposit acquisition, and the use of CDs, both Bank-sponsored and brokered, to fund loan growth and deposit flows. At the time of acquisition, the SPB deposits had a weighted average cost of 3.54%. The

SPB deposits remaining at December 31, 2008 had a weighted average cost of 3.36%; excluding the SPB CDs, the remaining SPB deposits had a weighted average cost of 0.82%. Our overall deposit cost for December of 2008 was 1.34%. We expect our higher-cost deposits to continue to reprice in the current market or be replaced with more cost-effective funding.

        Our relatively low cost of deposits is driven by demand deposit balances, which averaged 35% of average total deposits during the fourth quarter of 2008. The overall cost of interest-bearing liabilities was 2.45% for the fourth quarter of 2008, up 11 basis points from the third quarter of 2008 due mostly to higher deposit costs. In line with deposit cost trends, the cost of interest-bearing liabilities increased to 2.42% in December 2008 from 2.34% in September 2008.

        Noninterest income for the fourth quarter of 2008 totaled $6.5 million compared to $6.1 million in the third quarter of 2008. The increase is due to higher analysis fees on business deposit accounts and NSF fees.

        Noninterest expense decreased $4.1 million to $33.8 million for fourth quarter of 2008 from $37.9 million for the third quarter of 2008. Noninterest expense for the fourth quarter of 2008 was reduced by $4.5 million related to a performance-based restricted stock amortization adjustment. When this item is excluded, noninterest expense is $38.3 million for the fourth quarter, a net increase of $379,000 when compared to the third quarter. The increase in many of the noninterest expense categories is due to the additional operating costs from the SPB deposit acquisition. Other real estate owned expense, net declined $621,000 due to a combination of lower write-downs, higher net gains on sales, and higher operating costs on foreclosed assets.

        Noninterest expense includes amortization of time-based and performance-based restricted stock, which is included in compensation, and intangible asset amortization. In the fourth quarter of 2008 we reversed $4.5 million of amortization expense of certain performance-based restricted stock awards through a credit to compensation expense based on the conclusion that attainment of certain predetermined financial targets was improbable. The amortization of these performance-based stock awards had been suspended in late 2007 when we concluded it was less than probable that the financial targets would be met. Excluding the performance-based restricted stock amortization adjustment, restricted stock amortization totaled $1.8 million for the fourth quarter of 2008 and $1.2 million for the third quarter of 2008. We recorded a core deposit intangible of $5.8 million related to the SPB deposit acquisition of which $175,000 was amortized in 2008. Intangible asset amortization totaled $2.3 million for each of the fourth and third quarters of 2008.

        The effective tax rates are generally lower than the blended Federal and State statutory rate of 42.0% due to tax credits on certain investments and other tax-exempt income. The fourth quarter's effective tax rate was lowered further by a net benefit of $500,000 from tax-deductible goodwill and adjustments related to previously recognized State tax credits.

  Annual Earnings Performance

        The comparability of financial information is affected by our acquisitions. Our results include the operations of acquired entities from the dates of acquisition. Cedars ($489 million in assets) was acquired in January 2006, Foothill ($892 million in assets) was acquired in May 2006, Community Bancorp ($1 billion in assets) was acquired in October of 2006, BFI ($123 million in assets) was acquired in June of 2007 and the Security Pacific Bank deposits ($441 million in assets) were acquired in November 2008.

        The discussion in this Annual Report on Form 10-K of net earnings, earnings per share, performance ratios and comparisons to prior periods is based on net operating earnings as shown in the following table and described below. The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company's operational performance and to enhance investors' overall understanding of such financial performance. These non-GAAP financial measures are presented for supplemental informational purposes only for understanding the Company's operating results and should not be considered a substitute for financial information presented in accordance with GAAP. These non-GAAP financial measures presented by the Company may be different from non-GAAP financial measures used by other companies. The following table presents a reconciliation of the non-GAAP financial measurements to the GAAP financial measurements and certain key performance ratios.

Non-GAAP Measurements (Unaudited)

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data and percentages)
Net (loss) earnings as reported	$(728,065)	$90,326	$75,998
Legal settlement, net of tax	452	—	—
Reorganization costs, net of tax	150	1,004	1,057
Goodwill write-off, net of tax	759,709	—	—

Net operating earnings	$32,246	$91,330	$77,055

Noninterest expense as reported	$905,935	$142,265	$121,455
Legal settlement	(780)	—	—
Reorganization costs	(258)	(1,731)	(1,822)
Goodwill write-off	(761,701)	—	—

Operating noninterest expense	$143,196	$140,534	$119,633

GAAP basic shares outstanding	27,176.6	28,571.9	23,476.4
Effect of restricted stock and dilutive stock options(a)	—	104.1	203.9

GAAP diluted shares outstanding	27,176.6	28,676.0	23,680.3

Operating earnings basic shares outstanding	27,176.6	28,571.9	23,476.4
Effect of restricted stock and dilutive stock options	38.2	104.1	203.9

Operating earnings diluted shares outstanding	27,214.8	28,676.0	23,680.3

GAAP:
Basic earnings (loss) per share	$(26.79)	$3.16	$3.23
Diluted earnings (loss) per share(a)	$(26.79)	$3.15	$3.21
Return on average assets	(15.43)%	1.73%	1.72%
Return on average equity	(106.28)%	7.66%	9.13%
Dividend payout ratio	(b)	40.63%	37.69%
Efficiency ratio	371.7%	47.7%	47.0%
Operating (non-GAAP):
Basic earnings per share	$1.19	$3.20	$3.28
Diluted earnings per share	$1.18	$3.18	$3.25
Return on average assets	0.68%	1.75%	1.75%
Return on average equity	4.71%	7.75%	9.26%
Dividend payout ratio	108.03%	40.19%	37.19%
Efficiency ratio	58.7%	47.2%	46.3%

(a)
Anti-dilutive for the year ended December 31, 2008.

(b)
Not meaningful.

        The net loss for 2008 is due to the goodwill write-off. In response to the volatility in the banking industry and the effect such volatility has had on banking stocks, including PacWest's common stock, we wrote-off $761.7 million of goodwill; such charge had no effect on the Company's or the Bank's cash balances, liquidity or well-capitalized regulatory capital ratios. See Note 4 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." The 2008 legal settlement related to the resolution of an insured charged-off loan and the reorganization costs were for legal and stockholder meeting expenses related to the Company's reincorporation in Delaware.

        Net operating earnings (defined as net earnings excluding the after-tax effects of goodwill write-offs, reorganization costs, and a 2008 legal settlement), totaled $32.2 million, or $1.18 per diluted share, for 2008, compared to $91.3 million, or $3.18 per diluted share, for 2007, and $77.1 million, or $3.25 per diluted share, for 2006. The decrease in net operating earnings for 2008 compared to the prior years is attributed mostly to a higher provision for credit losses, lower net interest income and higher noninterest expense. Our net interest income decreased 17% during 2008 when compared to 2007 due mainly to lower loan yields from reductions in our base lending rate, lower average construction loan balances and increased nonaccrual loans. Noninterest income was $8.5 million lower for 2008 compared to 2007 due mostly to lower gain on sale of loans, lower other income and higher deposit service charge income. The increase in operating noninterest expenses for 2008 when compared to 2007 was due largely to the BFI acquisition in June 2007, higher compensation, higher costs to workout nonperforming assets and other problem credits, higher FDIC insurance assessments, and the impact of the SPB deposit acquisition.

  Net Interest Income

        Net interest income, which is our principal source of income, represents the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. The following table presents, for the periods indicated, the distribution of average assets, liabilities and stockholders' equity, as well as interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities.

 Analysis of Average Balances, Yields and Rates

	For the Years Ended December 31,
	2008			2007			2006
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans, net of deferred fees and costs(1)(2)	$3,958,963	$280,408	7.08%	$4,038,990	$343,617	8.51%	$3,394,123	$292,069	8.61%
Investment securities(2)	142,258	7,077	4.97%	104,945	5,364	5.11%	228,031	9,200	4.03%
Federal funds sold	11,064	161	1.46%	38,924	1,979	5.08%	6,491	297	4.58%
Other earning assets	26,564	182	0.69%	461	21	4.56%	826	31	3.75%

Total interest-earning assets	4,138,849	287,828	6.95%	4,183,320	350,981	8.39%	3,629,471	301,597	8.31%
Noninterest-earning assets	578,463			1,043,495			778,323

Total assets	$4,717,312			$5,226,815			$4,407,794

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing deposits:
Interest checking	$358,308	$2,915	0.81%	$328,207	$2,493	0.76%	$246,569	$423	0.17%
Money market	1,007,112	19,735	1.96%	1,117,972	33,621	3.01%	890,400	17,753	1.99%
Savings	105,938	253	0.24%	125,549	229	0.18%	132,130	222	0.17%
Time certificates of deposit	561,288	18,254	3.25%	488,158	20,128	4.12%	436,669	14,821	3.39%

Total interest-bearing deposits	2,032,646	41,157	2.02%	2,059,886	56,471	2.74%	1,705,768	33,219	1.95%
Other interest-bearing liabilities	710,793	27,339	3.85%	505,357	29,395	5.82%	435,640	26,421	6.06%

Total interest-bearing liabilities	2,743,439	68,496	2.50%	2,565,243	85,866	3.35%	2,141,408	59,640	2.79%
Noninterest-bearing liabilities:
Demand deposits	1,242,557			1,426,904			1,387,919
Other liabilities	46,270			55,801			46,444

Total liabilities	4,032,266			4,047,948			3,575,771
Stockholders' equity	685,046			1,178,867			832,023

Total liabilities and stockholders' equity	$4,717,312			$5,226,815			$4,407,794

Net interest income		$219,332			$265,115			$241,957

Net interest spread			4.46%			5.04%			5.52%
Net interest margin			5.30%			6.34%			6.67%

(1)
Includes nonaccrual loans and loan fees.

(2)
Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

        Net interest income is affected by changes in both interest rates and the volume of average interest-earning assets and interest-bearing liabilities. The changes in the amount and mix of interest-earning assets and interest-bearing liabilities is referred to as a "volume change". The changes in the yields earned on interest-earning assets and rates paid on deposits and borrowed funds is referred to as a "rate change." The change in interest income/expense attributable to volume reflects the change in volume multiplied by the prior year's rate and the change in interest income/expense attributable to rate reflects the change in rates multiplied by the prior year's volume. The changes in interest income and expense which are not attributable specifically to either volume or rate are allocated ratably between the two categories. The following table presents, for the years indicated, changes in interest income and expense and the amount of change attributable to changes in volume and rates.

Analysis of Net Interest Income Changes

	2008 Compared to 2007			2007 Compared to 2006
		Increase (Decrease) Due to			Increase (Decrease) Due to
	Total Increase (Decrease)			Total Increase (Decrease)
		Volume	Rate		Volume	Rate
	(Dollars in thousands)
Loans, net of unearned income	$(63,209)	$(6,688)	$(56,521)	$51,548	$54,898	$(3,350)
Investment securities	1,713	1,860	(147)	(3,836)	(5,853)	2,017
Federal funds sold	(1,818)	(910)	(908)	1,682	1,645	37
Other earning assets	161	194	(33)	(10)	(16)	6

Total interest income	(63,153)	(5,544)	(57,609)	49,384	50,674	(1,290)

Interest checking	422	238	184	2,070	182	1,888
Money market	(13,886)	(3,077)	(10,809)	15,868	5,309	10,559
Savings	24	(39)	63	7	(11)	18
Time deposits	(1,874)	2,751	(4,625)	5,307	1,881	3,426
Borrowings and subordinated debentures	(2,056)	7,559	(9,615)	2,974	3,835	(861)

Total interest expense	(17,370)	7,432	(24,802)	26,226	11,196	15,030

Net interest income	$(45,783)	$(12,976)	$(32,807)	$23,158	$39,478	$(16,320)

  2008 compared to 2007

        Our net interest income and net interest margin are driven by the combination of our loan volume, asset yield, high proportion of demand deposit balances to total deposits, and disciplined deposit pricing. The decrease in net interest income and net interest margin in 2008 over 2007 was due primarily to lower loan yields. Our net interest margin trended down during 2008, from a high of 5.58% in the first quarter to a low of 4.77% in the fourth quarter and an overall net interest margin of 5.30% for 2008, a decrease of 104 basis points when compared to 2007.

        Interest income decreased $63.2 million due mostly to lower loan yields. Loans yields were 143 basis points lower in 2008 when compared to 2007 due mostly to the effect of the 325 basis point reduction in our base lending rate from January to December of 2008. In response to the market interest rate changes made by the Federal Reserve Bank, or FRB, our base lending rate decreased to 4.00% at December 31, 2008 from 7.25% at December 31, 2007. As a large percentage of our loans are tied to our base lending rate, our overall loan yield declined as we adjusted our base lending rate in line with the general decline in market interest rates. See further discussion of the repricing characteristics of our loan portfolio in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk". Loan yields also declined due to lower average construction loan balances, higher nonaccrual loans, and the impact of customers' preferring fixed rate loans at the current lower market rates. Maintaining a high concentration of average loans to average interest-earning assets is a key factor in generating interest income and maintaining our net interest margin since loans typically yield a higher return than investment securities. Average loans represented 96% of the total average interest-earning assets for 2008 compared to 97% for 2007.

        Interest expense decreased $17.4 million in 2008 compared to 2007 due to a decrease in the cost of our funding sources as market interest rates declined during 2008. Our overall cost of deposits was 1.26% for 2008 compared to 1.62% for 2007. Demand deposits averaged $1.2 billion during 2008 and $1.4 billion for 2007, which represented 38% of total average deposits for 2008 and 41% of total average deposits for 2007. The cost of our borrowings and subordinated debt decreased to 3.85% for

2008 from 5.82% for 2007. Average other interest-bearing liabilities increased $205.4 million in 2008 compared to 2007 due to deposit outflows.

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

        Our net interest margin of 6.34% for 2007 was 33 basis points lower than 2006 due mostly to the combined effects of lower average loan yields and higher average funding costs. Our average loan yield decreased 10 basis points for 2007 compared to 2006 due to a general decline in market interest rates and lower construction loan balances. The decline in loan yield was somewhat mitigated by the addition of the loans acquired with BFI in June 2007. Our base lending rate decreased 100 basis points in the fourth quarter of 2007 to end the year at 7.25% compared to 8.25% at December 31, 2006; this decline was in response to the market interest rate changes made by the FRB. At the end of 2007, approximately 37% of our loan portfolio was eligible to reprice immediately given a downward change in our base lending rate compared to 50% at the end of 2006.

        The higher average funding costs were due to competitive pressures, increased reliance on advances from the Federal Home Loan Bank, or FHLB, to fund loan growth and deposit flows, and the effect of acquired deposit structures which tended to have a higher concentration of more costly time deposits. Due to competition, during 2007 we increased our interest rate on money market accounts, our largest source of interest-bearing funding. Interest-bearing deposit costs increased 79 basis points to 2.74% in 2007 compared to 2006. Our overall cost of deposits was 1.62% for 2007 compared to 1.07% for 2006; this increase was due to the increase in deposit costs and a lower percentage of noninterest-bearing demand deposit balances to total deposits. Demand deposits averaged $1.4 billion during 2007 and 2006, which represented 41% of total average deposits for 2007 and 45% of total average deposits for 2006. Average interest-bearing deposits and borrowings increased $412.6 million in 2007 compared to 2006 due to acquisitions, loan growth and deposit flows.

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

        We made provisions for credit losses totaling $45.8 million during 2008, $3.0 million during 2007 and $9.6 million during 2006. The 2008 provision for credit losses was composed of a $49.0 million addition to the allowance for loan losses and a $3.2 million reduction to the reserve for unfunded loan commitments. The 2007 provision for credit losses was composed of a $2.8 million addition to the allowance for loan losses and a $200,000 addition to the reserve for unfunded loan commitments.

        The credit loss provision for 2008 was based upon our reserve methodology and considered, among other factors, net chargeoffs, the level and trends of classified, criticized, past due and nonaccrual loans, usage trends of unfunded loan commitments, general market conditions and portfolio concentrations. Net loans charged-off in 2008 increased by $35.2 million to $38.0 million when compared to 2007. Our 2008 charge-offs include a loss of $16.2 million on the sale of $34.1 million of residential construction-related nonaccrual loans and generally higher charge-offs due to the effect the economic downturn has had on our customers and collateral values underlying our loans. The commercial real estate loan segment of the loan portfolio continues to be under stress from the current economic conditions. A protracted economic down cycle will increase the stress on this portion of the loan portfolio and we may continue to experience increased levels of charge-offs and provisions. The 2007 provision for credit losses was made during the fourth quarter of 2007 in recognition of fourth quarter organic loan growth, net chargeoffs and our analysis of the inherent risks in our portfolio and the effects then current market conditions may have had on our borrowers.

        The allowance for credit losses was $68.8 million, or 1.72% of loans, net of unearned income, at December 31, 2008, and $61.0 million, or 1.55% of loans, net of unearned income, at the end of 2007. Of these amounts, the allowance for loan losses totaled $63.5 million at December 31, 2008 and $52.6 million at the end of 2007.

        Increased provisions for credit losses may be required in the future based on loan and unfunded commitment growth, the effect changes in economic conditions, such as inflation, unemployment, market interest rate levels, and real estate values may have on the ability of our borrowers to repay their loans, and other negative conditions specific to our borrowers' businesses. See "—Critical Accounting Policies," "—Financial Condition—Allowance for Credit Losses," and Note 6 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

  Noninterest Income

        The following table sets forth the details of noninterest income for the years indicated. The columns titled "Increase (Decrease)" set forth the year-over-year changes between 2008 and 2007 and between 2007 and 2006.

	For the Years Ended December 31,
	2008	Increase (Decrease)	2007	Increase (Decrease)	2006
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$13,014	$1,441	$11,573	$2,738	$8,835
Other commissions and fees	7,277	258	7,019	599	6,420
(Loss) gain on sale of loans	(303)	(8,741)	8,438	8,438	—
Gain (loss) on sale of securities	81	81	—	2,332	(2,332)
Increase in cash surrender value of life insurance	2,420	(69)	2,489	284	2,205
Other income	1,938	(1,463)	3,401	2,063	1,338

Total noninterest income	$24,427	$(8,493)	$32,920	$16,454	$16,466

  2008 compared to 2007

        Noninterest income declined $8.5 million for the year ended December 31, 2008 to $24.4 million from the $32.9 million earned during 2007. The decrease in noninterest income resulted largely from lower gain on sale of loans, lower other income and higher deposit service charge income. During 2008, the SBA loan sale operation was suspended due to negative secondary market trends. We recognized net losses of $303,000 on the sale of SBA loans, including net write-downs to loans held for sale when they were transferred to the regular portfolio in 2008. This compares to net gains of $1.9 million on the sale of SBA loans and a $6.6 million gain related to the sale of a 95% participation interest in certain real estate mortgage loans totaling $353.3 million. The other income category includes gains related to recognizing an unearned discount on the payoff of certain acquired loans; such amounts were $444,000 for 2008 and $2.1 million for 2007. Deposit service fee income increased $1.4 million due mainly to the level of business deposit accounts. When market interest rates are lower business accounts tend to earn less credit towards banking services, and therefore customers pay for services outright resulting in higher fee income.

        Income from the cash surrender value of life insurance policies was lower for 2008 when compared to 2007 due to a lower yield for our life insurance policies, which is in line with lower market interest rates. Our crediting rate, or yield for our life insurance policies, changes quarterly and is determined by the performance of the underlying investments. The income is recognized as an appreciation of the cash surrender value of life insurance policies. It is noncash income and not subject to income tax. The tax-equivalent yield for our life insurance policies was 6.03% during 2008 compared to 6.33% during 2007.

  2007 compared to 2006

        Noninterest income increased $16.5 million to $32.9 million for 2007 compared to 2006. The increases in noninterest income categories result largely from (i) higher net gain on sale of loans, (ii) no loss on sale of securities in 2007 compared to the loss recognized in 2006, (iii) higher fee volume due to business growth, and (iv) higher other income. Other noninterest income includes the recognition of discounts related to the payoffs of certain acquired loans of $2.1 million for 2007 and $642,000 for 2006. Other noninterest income for 2007 also includes the $396,000 net gain on the sale and leaseback of two office facilities; there was no such item in any of the other periods presented.

        The increase in service charges on deposit accounts is attributed to an increase in deposit volumes from our 2006 acquisitions and the introduction of certain business checking products during 2007. Other service fee income increased due to an increase in the volume of other services such as debit cards, foreign exchange and safe deposit box rental.

  Noninterest Expense

        The following table sets forth the details of noninterest expense for the years indicated. The columns titled "Increase (Decrease)" set forth the year-over-year changes between 2008 and 2007 and between 2007 and 2006.

	For the Years Ended December 31,
	2008	Increase (Decrease)	2007	Increase (Decrease)	2006
	(Dollars in thousands)
Noninterest expense:
Compensation	$72,185	$745	$71,440	$5,935	$65,505
Occupancy	20,136	980	19,156	3,860	15,296
Furniture and equipment	4,395	(534)	4,929	895	4,034
Data processing	6,232	225	6,007	(310)	6,317
Other professional services	6,540	239	6,301	1,229	5,072
Business development	3,044	(1,001)	4,045	2,454	1,591
Communications	3,151	(126)	3,277	174	3,103
Insurance and assessments	3,523	1,800	1,723	(398)	2,121
OREO, net	2,218	2,113	105	105	—
Intangible asset amortization	9,620	(54)	9,674	2,986	6,688
Other	12,152	(1,725)	13,877	3,971	9,906

Operating noninterest expense	143,196	2,662	140,534	20,901	119,633
Legal settlement	780	780	—	—	—
Reorganization charges	258	(1,473)	1,731	(91)	1,822
Goodwill write-off	761,701	761,701	—	—	—

Total noninterest expense	$905,935	$763,670	$142,265	$20,810	$121,455

Efficiency ratio	371.7%		47.7%		47.0%

Operating efficiency ratio	58.7%		47.2%		46.3%

Noninterest expense as a percentage of average assets	19.2%		2.7%		2.8%

Operating noninterest expense as a percentage of average assets	3.0%		2.7%		2.7%

  2008 compared to 2007

        Operating noninterest expense (a non-GAAP measurement defined as reported noninterest expense excluding goodwill write-offs, the legal settlement and reorganization costs) for the year ended December 31, 2008 totaled $143.2 million compared to $140.5 million for the same period in 2007. When the performance-based restricted stock amortization adjustment for $4.5 million is excluded, 2008 operating noninterest expense totaled $147.7 million, an increase $7.2 million compared to 2007. The increase is due largely to the BFI acquisition completed in June 2007, higher compensation, higher costs to workout nonperforming assets and other problem credits, higher FDIC insurance costs, and the impact of the November 2008 SPB deposit acquisition. The increase in FDIC insurance costs is due to a combination of insurance credits that were exhausted during 2008, higher assessment rates due to the events in the banking industry, and the SPB deposit acquisition. Based on our understanding of the current FDIC insurance assessment methodology and including our participation in the Transaction

Account Guarantee Program, we estimate our FDIC insurance assessment to be approximately $5.6 million for 2009. Such estimate is based on our December 31, 2008 deposits and is subject to change. The decrease in business development relates to a $1.0 million donation made in 2007 that did not reoccur in 2008. The decrease in other expense relates mostly to FHLB prepayment penalties made in 2007 that did not reoccur in 2008.

        Compensation expense includes $930,000 for 2008 and $8.0 million for 2007 in amortization expense for shares of time-based and performance-based restricted stock awarded to employees beginning in July 2003. Time-based restricted stock vests either in increments over a three to five year period or at the end of such period. Performance-based restricted stock vests when the Company attains specific long-term financial targets. Beginning with the fourth quarter of 2007, the amortization of certain performance-based restricted stock awards was suspended. During the fourth quarter of 2008 we concluded it was improbable that the financial targets would be met for the performance-based stock awards. Accordingly, we reversed the accumulated amortization on those awards through a credit of $4.5 million to compensation expense. If and when the attainment of such performance targets is deemed probable in future periods, a catch-up adjustment will be recorded and amortization of such performance-based restricted stock will begin again. The total amount of unrecognized compensation expense related to the performance-based restricted stock for which amortization was suspended and reversed totaled $27.7 million at December 31, 2008. Amortization expense for time-based restricted stock awards is estimated to be $8.6 million for 2009; this estimate is subject to change.

        Noninterest expense includes noncash amounts for intangible asset amortization. Intangible asset amortization expense relates to the periods since each acquisition and, therefore, the annual amortization charge naturally increased due to the volume of acquisitions. In 2008, we recorded a core deposit intangible for the SPB deposit acquisition of $5.8 million with an estimated life of 10 years. We estimate the amortization expense for core deposit and customer relationship intangibles to be approximately $8.9 million for 2009; this estimate is subject to change.

  2007 compared to 2006

        Noninterest expense for the year ended December 31, 2007, totaled $142.3 million compared to $121.5 million for the same period in 2006. The increase in most noninterest expense categories is due to a combination of the 2006 and 2007 acquisitions and business growth. The increase in compensation resulted from additional staff added through acquisitions, pay rate increases, and increased benefits costs. In addition to general business growth, other professional services expense is higher due to consulting services related to the Company's reorganization efforts and marketing program. Business development costs increased for promotional costs associated with the introduction of the high performance business checking product in 2007 and a $1.0 million charitable contribution to a local foundation for those affected by the Southern California wildfires. Other expense in 2007 includes $1.4 million in penalties for prepaying certain FHLB advances costing 4.86%. We replaced these borrowings with putable FHLB advances having a fixed rate of 3.16% for the first year. The increases were offset by lower data processing and insurance and assessment costs. Data processing cost was lower as a result of a contract renegotiation with our primary data processing vendor in October 2006. Insurance and assessments declined due largely to Pacific Western's conversion to a state banking charter from a national banking charter and the timing of such regulatory assessments and from the benefit of certain FDIC insurance credits.

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

  Income Taxes

        Effective income tax rates were (2.8)%, 40.9%, and 40.4% for the years ended December 31, 2008, 2007 and 2006, respectively. The 2008 effective rate is lowered by the goodwill write-off, the majority of which was not deductible for tax purposes. When the goodwill write-off is excluded, the 2008 effective tax rate is 41.1%. The difference in the effective tax rates between the annual periods relates mainly to the level of tax credits and tax deductions and the amount of tax exempt income recorded in each of the years. For further information on income taxes, see Note 13 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Financial Condition

  Loans

        The following table presents the balance of each major category of loans at December 31:

	2008		2007		2006		2005		2004
	Amount	% of Loans	Amount	% of Loans	Amounts	% of Loans	Amount	% of Loans	Amount	% of Loans
	(Dollars in thousands)
Loan Category:
Domestic:
Commercial	$845,410	21%	$852,279	22%	$752,817	18%	$639,393	26%	$604,995	28%
Real estate—construction	579,884	15	717,419	18	939,463	22	570,080	23	410,167	19
Real estate—mortgage	2,473,089	62	2,280,963	58	2,374,010	57	1,117,030	45	967,270	46
Consumer	44,938	1	49,943	1	45,984	1	47,221	2	42,723	2
Foreign:
Commercial	50,918	1	56,916	1	83,359	2	94,930	4	88,428	4
Other	2,245	— (a)	1,206	— (a)	6,778	— (a)	8,320	— (a)	11,731	1

Total gross loans	3,996,484	100%	3,958,726	100%	4,202,411	100%	2,476,974	100%	2,125,314	100%
Less unearned income	(8,593)		(9,508)		(12,868)		(9,146)		(7,143)

Loans, net of unearned income	3,987,891		3,949,218		4,189,543		2,467,828		2,118,171
Less allowance for loan losses	(63,519)		(52,557)		(52,908)		(27,303)		(24,083)

Total net loans	$3,924,372		$3,896,661		$4,136,635		$2,440,525		$2,094,088

Loans held for sale(b)	$—		$63,565		$173,319		$—		$—

(a)
Amount is less than 1%.

(b)
Loans held for sale, consisting of SBA 504 and 7(a) loans, were transferred into the regular portfolio during the second quarter of 2008 when the SBA loan sale operation was suspended. Loans held for sale at December 31, 2007 include $54.1 million of SBA 504 loans which are real estate-mortgage loans and $9.4 million of SBA 7(a) loans which are commercial loans.

  2008 compared to 2007

        Gross loans total $4.0 billion at December 31, 2008 and during 2008 our loans decreased $25.8 million, including loans previously held for sale. We transferred our SBA loans previously held for sale into our regular portfolio during the second quarter of 2008 after we suspended our SBA loan sale operations due to the depressed SBA loan sale market. Real estate mortgage loans increased $139.1 million, commercial and industrial loans declined $22.3 million, real estate construction loans declined $137.5 million and consumer loans declined $5.1 million. The decrease in real estate construction loan balances during 2008 was planned as we reduced our exposure to residential construction. The real estate construction category includes commercial real estate construction loans totaling $331.7 million, of which the majority is nonowner-occupied, and residential real estate construction loans totaling $248.2 million, of which $232.7 million is nonowner-occupied. The following table presents the details of the nonowner-occupied residential construction portfolio at December 31, 2008 and 2007.

	As of December 31, 2008			As of December 31, 2007
	Number of loans	Average loan balance
Loan Category			Balance	Balance	Decrease
	(Dollars in thousands)
Residential land acquisition and development	22	$2,511	$55,236	$77,701	$(22,465)
Residential nonowner-occupied single family	33	2,273	75,024	132,693	(57,669)
Unimproved residential land	16	3,175	50,799	56,181	(5,382)
Residential multifamily	10	5,160	51,597	84,533	(32,936)

	81	$2,872	$232,656	$351,108	$(118,452)

        Our largest loan portfolio concentration is the real estate mortgage category, which includes loans secured by commercial and residential real estate. The following table presents our real estate mortgage loan portfolio at December 31, 2008 and 2007:

	As of December 31,
Loan Category	2008	2007
	(Dollars in thousand)
Commercial real estate mortgage:
100% owner-occupied	$376,975	$400,532
Nonowner-occupied office building, industrial and warehouse facilities	1,862,528	1,658,140

Total commercial real estate mortgage	2,239,503	2,058,672

Residential real estate mortgage:
Multi-family	106,717	90,082
Single family owner-occupied	91,532	80,394
Single family nonowner-occupied	35,337	51,815

Total residential real estate mortgage	233,586	222,291

Total real estate mortgage	$2,473,089	$2,280,963

        Our foreign loans total $53.2 million and are primarily to individuals and entities located in Mexico. All of our foreign loans are denominated in U.S. dollars and the majority are collateralized by assets located in the United States or guaranteed or insured by businesses located in the United States. In addition to our outstanding foreign loans, our foreign loan commitments totaled $9.9 million at December 31, 2008. We continued to allow our foreign loan portfolio to repay in the ordinary course of business without making any new privately-insured foreign loans other than those under existing commitments.

  2007 compared to 2006

        Loans, net of unearned income and excluding loans held for sale, decreased $240.3 million due mostly to loans sold of $365.9 million and our efforts to start reducing our exposure to residential construction loans. We sold a 95% participation in certain commercial real estate mortgage loans totaling $353.3 million in a single transaction and we lowered our construction loan balances $222.0 million during 2007. Through the BFI acquisition we acquired $84.5 million in mainly commercial loans.

        Loans held for sale at December 31, 2007 and 2006 were composed primarily of SBA 7(a) and 504 loans. The decline in loans held for sale during 2007 was due to $98.3 million in loan sales, $10.4 million in loan repayments, and $56.6 million returned to our regular loan portfolio because of either credit quality issues or the lack of buyer interest, offset by loan originations. We recognized a lower-of-cost-or-market expense adjustment of $1.7 million during 2007 when loans were transferred from held for sale to our regular loan portfolio. In 2006, we acquired approximately $128.1 million of loans held for sale with the Community Bancorp acquisition and we subsequently reclassified a portion of our SBA 7(a) portfolio to loans held for sale.

  Loan Interest Rate Sensitivity

        The following table presents contractual maturity and repricing information for the indicated loan categories at December 31, 2008.

	Repricing or Maturing In
Loan Category	1 year or less	Over 1 to 5 years	Over 5 years	Total
	(Dollars in thousands)
Domestic:
Commercial	$546,872	$213,888	$84,650	$845,410
Real estate—construction	487,035	71,691	21,158	579,884
Real estate—mortgage	329,467	519,772	1,623,850	2,473,089
Foreign	45,355	6,060	1,748	53,163

Total	$1,408,729	$811,411	$1,731,406	$3,951,546

        The following table presents the interest rate profile of loans due after one year for the indicated loan categories at December 31, 2008.

	Fixed Rate	Floating Rate	Total
	(Dollars in thousands)
Domestic:
Commercial	$130,424	$168,114	$298,538
Real estate—construction	43,299	49,550	92,849
Real estate—mortgage	1,296,371	847,251	2,143,622
Foreign	4,674	3,134	7,808

Total	$1,474,768	$1,068,049	$2,542,817

  Nonperforming Assets

        The following table sets forth certain information with respect to our nonaccrual loans and other nonperforming assets:

	As of December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Nonaccrual loans	$63,470	$22,473	$22,095	$8,422	$8,911
Loans past due 90 days or more and still accruing	—	—	—	—	—

Nonperforming loans	63,470	22,473	22,095	8,422	8,911
OREO	41,310	2,736	—	—	—

Total nonperforming assets	$104,780	$25,209	$22,095	$8,422	$8,911

Nonperforming loans to loans, net of deferred fees and costs, including loans held for sale	1.59%	0.56%	0.51%	0.34%	0.42%
Nonperforming assets to loans, including loans held for sale, and OREO	2.60%	0.63%	0.51%	0.34%	0.42%

        The types of loans included in the nonaccrual category and accruing loans past due between 30 and 89 days as of December 31, 2008 and 2007 follow. All nonaccrual loans are considered impaired and are evaluated individually for loss exposure. At December 31, 2008, approximately $3.4 million of the allowance for credit losses was allocated to nonaccrual loans.

	Nonaccrual loans		Accruing and over 30 days past due
	As of December 31,
Loan category	2008	2007	2008	2007
	(Dollars in thousands)
SBA 504	$5,308	$3,351	$—	$4,457
SBA 7(a) and Express	7,544	7,006	2,330	1,109
Residential construction	14,738	9,475	5,342	9,530
Commercial real estate	11,081	519	26,674	8,795
Commercial construction	984	—	3,956	—
Commercial	20,325	1,507	2,298	3,397
Commercial land	314	—	142	—
Residential other	86	6	457	65
Residential land	1,665	220	—	3,003
Residential multifamily	—	—	3,292	—
Other, including foreign	1,425	389	1,133	262

	$63,470	$22,473	$45,624	$30,618

        The net increase in nonaccrual loans during 2008 is composed of additions of $123.9 million, repayments and payoffs of $29.4 million, charge-offs of $14.1 million, and foreclosures of $39.4 million. The increase in the residential construction nonaccrual category is due mostly to two loans to one borrower for related projects located in the Inland Empire. The increase in the commercial real estate nonaccrual category relates to eight loan relationships that are collateralized or in the process of collection under a forbearance agreement. The increase in the commercial nonaccrual category relates mostly to a commercial loan borrower that filed Chapter 11 bankruptcy in October 2008, and it totals $16.6 million.

        Included in the nonaccrual loans at the end of December are $12.9 million of SBA related loans representing 20% of total nonaccrual loans at that date. The SBA 504 loans are secured by first trust deeds on owner-occupied business real estate with loan-to-value ratios of generally 50% or less at the time of origination. SBA 7(a) loans are secured by borrowers' real estate and/or business assets and are covered by an SBA guarantee of up to 85% of the loan amount. The SBA guaranteed portion on the 7(a) and Express loans shown above is $5.4 million. At December 31, 2008, the SBA loan portfolio totaled $160.6 million and was composed of $119.3 million in SBA 504 loans and $41.3 million in SBA 7(a) and Express loans.

        Loans accruing and over 30 days past due increased $15.0 million during the year to $45.6 million. Subsequent to year end, the residential multifamily loan for $3.3 million was paid in full. Within the $26.7 million commercial real estate category, we completed a renewal of a loan relationship for $11.7 million after year end. The remaining commercial real estate loans that are accruing and over 30 days past due total $15 million and include several loans whose collateral properties are experiencing increased vacancies. The residential construction category represents one project for $5.3 million on three completed homes in the Rancho Mirage area of southern California that are now being marketed. The commercial construction loan for $4.0 million represents a completed 4-unit industrial warehouse in San Diego that is leasing up.

        Nonperforming assets include nonaccrual loans and OREO and totaled $104.8 million at the end of December 2008 compared to $25.2 million at the end of December 2007. The subset OREO totaled $41.3 million at the end of 2008 compared to $2.7 million at the end of 2007. The increase in OREO is due to 29 foreclosures totaling $49.0 million, writedowns of $1.3 and eight sales totaling $9.1 million. The ratio of nonperforming assets to loans and OREO increased to 2.60% at December 31, 2008 compared to 0.63% at December 31, 2007.

        The following table presents the components of OREO by property type as of the dates indicated:

	As of December 31,
Property Type	2008	2007
	(Dollars in thousands)
Improved residential land	$3,735	$1,268
Commercial real estate	27,879	869
Residential condominiums	5,343	—
Single family residence	4,353	599

Total	$41,310	$2,736

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

        Impaired loans are identified at each reporting date based on certain criteria and individually reviewed for impairment. A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan agreement. We measure impairment of a loan based upon the fair value of the loan's collateral if the loan is collateral dependent or the present value of cash flows, discounted at the loan's effective interest rate, if the loan is not collateralized. The impairment amount on a collateralized loan is charged-off to the allowance and the impairment amount on a noncollateralized loan is set up as a specific reserve. Increased charge-offs generally result in increased provisions for credit losses.

        Our loan portfolio, excluding impaired loans which are evaluated individually, is categorized into several pools for purposes of determining allowance amounts by loan pool. The loan pools we currently evaluate are: commercial real estate construction, residential real estate construction, SBA real estate, real estate other, commercial collateralized, commercial unsecured, SBA commercial, consumer, foreign, asset-based, and factoring. Within these loan pools, we then evaluate loans not adversely classified, which we refer to as "pass" credits, separately from adversely classified loans. The allowance amounts for pass rated loans and those loans adversely classified, which are not reviewed individually, are determined using historical loss rates developed through migration analyses. The adversely classified loans are further grouped into three credit risk rating categories: special mention, substandard and doubtful.

        Finally, in order to ensure our allowance methodology is incorporating recent trends and economic conditions, we apply environmental and general economic factors to our allowance methodology including: credit concentrations; delinquency trends; economic and business conditions; external factors such as fuel and building materials prices, the effects of adverse weather and hostilities; the quality of lending management and staff; lending policies and procedures; loss and recovery trends; nature and volume of the portfolio; nonaccrual and problem loan trends; usage trends of unfunded commitments; quality of loan review; and other adjustments for items not covered by other factors.

        We recognize the determination of the allowance for loan losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform sensitivity analyses to provide insight regarding the impact adverse changes in credit risk ratings may have on our allowance for loan losses. The sensitivity analyses has inherent limitations and is based on various assumptions as of a point in time and, accordingly, it is not necessarily representative of the impact loan risk rating changes may have on the allowance for loan losses. At December 31, 2008, in the event that 1 percent of our loans were downgraded one credit risk rating category for each category (e.g. 1 percent of the "pass" category moved to the "special mention" category, 1 percent of the "special mention" category moved to "substandard" category, and 1 percent of the "substandard" category moved to the "doubtful" category within our current allowance methodology), the allowance for loan losses would have increased by approximately $1.4 million. In the event that 5 percent of our loans were downgraded one credit risk category, the allowance for loan losses would increase by approximately $6.7 million. Given current processes employed by the Company, management believes the credit risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different reasonable conclusions that could be significant to the Company's financial statements. In addition, current credit risk ratings are subject to change as we continue to review loans within our portfolio and as our borrowers are impacted by economic trends within their market areas.

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

        The following table presents the changes in our allowance for loan losses for the periods indicated:

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of year	$52,557	$52,908	$27,303	$24,083	$22,531
Loans charged off:
Domestic:
Commercial	(7,664)	(2,091)	(1,083)	(1,646)	(2,830)
Real estate—construction	(24,998) (a)	(660)	(144)	—	—
Real estate—mortgage	(2,617)	(454)	—	(100)	(128)
Consumer	(3,947)	(166)	(189)	(180)	(305)
Foreign	(349)	(1,414)	(1,691)	(1,592)	(344)

Total loans charged off	(39,575)	(4,785)	(3,107)	(3,518)	(3,607)
Recoveries on loans charged off:
Domestic:
Commercial	971	1,591	1,361	2,106	1,653
Real estate—construction	88	—	—	—	—
Real estate—mortgage	412	163	—	11	64
Consumer	47	122	171	241	311
Foreign	19	73	187	2	50

Total recoveries on loans charged off	1,537	1,949	1,719	2,360	2,078

Net loans charged off	(38,038)	(2,836)	(1,388)	(1,158)	(1,529)
Provision for loan losses	49,000	2,800	7,977	1,345	(521)
Reduction for loans sold	—	(2,461)	—	—	—
Additions due to acquisitions	—	2,146	19,016	3,033	3,602

Balance at end of year	$63,519	$52,557	$52,908	$27,303	$24,083

Ratios:
Allowance for loan losses as a percentage of total loans, net of unearned income at year end	1.59%	1.33%	1.26%	1.11%	1.14%

(a)
Includes $16.2 million related to the sale of $34.1 million of residential construction nonaccrual loans at a price of $17.9 million.

        The following table presents the changes in our reserve for unfunded loan commitments for the periods indicated:

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of year	$8,471	$8,271	$5,668	$5,424	$3,221
Provision	(3,200)	200	1,623	75	986
Additions due to acquisitions	—	—	980	169	1,217

Balance at end of year	$5,271	$8,471	$8,271	$5,668	$5,424

        The decline in the reserve for unfunded commitments is due to lower commitment levels and lower usage. Lower commitment levels have resulted from the decline in lending activity during 2008. During the third quarter of 2008 we reviewed unfunded commitment usage for the last 16 quarters and noted that actual commitment usage in certain loan categories was consistently less than the estimated commitment usage factor built-in to our loss reserving methodology. Our methodology, once modified to reflect lower commitment usage factors, resulted in a $1.2 million reduction in the reserve for unfunded loan commitments during the third quarter of 2008.

        The following table presents the balance of our allowance for credit losses, nonperforming assets and certain credit quality measures for the periods indicated:

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
ALLOWANCE FOR CREDIT LOSSES:
Allowance for loan losses	$63,519	$52,557	$52,908	$27,303	$24,083
Reserve for unfunded loan commitments	5,271	8,471	8,271	5,668	5,424

Allowance for credit losses	$68,790	$61,028	$61,179	$32,971	$29,507

NONPERFORMING ASSETS:
Nonaccrual loans	$63,470	$22,473	$22,095	$8,422	$8,911
OREO	41,310	2,736	—	—	—

Total nonperforming assets	$104,780	$25,209	$22,095	$8,422	$8,911

Allowance for credit losses to loans, net of unearned income	1.72%	1.55%	1.46%	1.34%	1.39%
Allowance for credit losses to nonaccrual loans	108.38%	271.60%	276.90%	391.50%	331.10%
Allowance for credit losses to nonperforming assets	65.65%	242.10%	276.90%	391.50%	331.10%

        Based on our experience, we believe that the allowance for loan losses of $63.5 million at December 31, 2008 is adequate to cover known and inherent risks in the loan portfolio. See "—Critical Accounting Policies" and Note 6 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

        The following table allocates the allowance for loan losses based on our judgment of inherent losses in the respective loan portfolio categories. At December 31, 2008, the portion of the allowance allocated to individual portfolio categories includes an amount for both imprecision and uncertainty to better reflect our view of risk. Nonetheless, the allowance for loan losses is available to absorb any losses without restriction.

 Allocation of Allowance for Loan Losses

	Commercial	Construction		Real Estate	Consumer	Foreign	Total
	(Dollars in thousands)
At December 31,
2008
Allowance for loan losses	$16,868	$22,166		$21,732	$1,672	$1,081	$63,519
% of loans to total loans	21%	15%		62%	1%	1%	100%
2007
Allowance for loan losses	$11,149	$18,668		$20,787	$476	$1,477	$52,557
% of loans to total loans	22%	18%		58%	1%	1%	100%
2006
Allowance for loan losses	$9,719	(a	)	$39,235	$553	$3,401	$52,908
% of loans to total loans	18%			79%	1%	2%	100%
2005
Allowance for loan losses	$10,958	(a	)	$14,843	$412	$1,090	$27,303
% of loans to total loans	26%			68%	2%	4%	100%
2004
Allowance for loan losses	$11,091	(a	)	$12,392	$285	$315	$24,083
% of loans to total loans	28%			65%	2%	5%	100%

(a)
Since the allocations for the construction loan portfolio are not separately available at December 31, 2006, 2005 and 2004 they are included in the real estate category.

        The allowance amount allocated to the real estate loan category increased during 2008 in consideration of the elevated risk profile of this category. The allowance amount allocated to the construction loan category decreased during 2008 in consideration of reduced exposure to this type of lending.

Investment Portfolio

        Our investment activities are designed to assist in maximizing income consistent with quality and liquidity requirements, to supply collateral to secure public funds on deposit and lines of credit, and to provide a means for balancing market and credit risks through changing economic times.

        Our portfolio consists primarily of U.S. government agency obligations, obligations of government-sponsored entities, obligations of states and political subdivisions, and FHLB stock. Our investment portfolio contains no investments in any one issuer in excess of 10% of our total stockholders' equity. We do not own any non-agency mortgage-backed securities or any equity securities of Fannie Mae or Freddie Mac.

        The following table presents the composition of our investment portfolio at the dates indicated:

	At December 31,
	2008	2007	2006
	(Dollars in thousands)
U.S. Treasury securities	$—	$—	$986
Government-sponsored entity debt securities	24,160	40,670	53,064
Municipal securities	7,509	8,645	9,446
Government and government-sponsored entity mortgage-backed securities	88,133	55,827	26,211
Other securities	1,775	1,746	1,674

Subtotal	121,577	106,888	91,381
FHLB stock	33,782	26,649	28,747

Total investments	$155,359	$133,537	$120,128

        The following table presents a summary of yields and contractual maturities of debt securities at December 31, 2008:

	One Year or Less		One Year Through Five Years		Five Years Through Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Government-sponsored entity debt securities	$7,083	4.16%	$2,038	4.85%	$15,039	4.43%	$—	—%	$24,160	4.39%
Municipal securities	151	4.10%	4,908	5.09%	2,450	5.39%	—	—%	7,509	5.16%
Government and government-sponsored entity mortgage-backed securities	—	—%	4,809	4.86%	2,395	4.49%	80,929	5.17%	88,133	5.13%
Other securities	1,775	1.54%	—	—%	—	—%	—	—%	1,775	1.54%

Total investments(1)	$9,009	3.64%	$11,755	4.95%	$19,884	4.55%	$80,929	5.17%	$121,577	4.93%

(1)
Yields on securities have not been adjusted to a fully tax-equivalent basis because the impact is not material.

        At December 31, 2008, none of the securities in our investment portfolio had been in a continuous unrealized loss position for 12 months or longer. In January 2009, the FHLB of San Francisco announced that it suspended excess FHLB stock redemptions and the payment of dividends. As a result of this announcement, we evaluated our investment in FHLB stock as of December 31, 2008, and concluded such investment was not impaired based on the FHLB's most recent financial results, its capital position, and its bond ratings.

Deposits

        The following table presents a summary of our average deposits as of the dates indicated and average rates paid:

	For the Years Ended December 31,
	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non-interest bearing	$1,242,557	—	$1,426,904	—	$1,387,919	—
Interest checking	358,308	0.81%	328,207	0.76%	246,569	0.17%
Money market	1,007,112	1.96%	1,117,972	3.01%	890,400	1.99%
Savings	105,938	0.24%	125,549	0.18%	132,130	0.17%
Time	561,288	3.25%	488,158	4.12%	436,669	3.39%

Total deposits	$3,275,203	1.26%	$3,486,790	1.62%	$3,093,687	1.07%

        Deposits by foreign customers, primarily located in Mexico and Canada, totaled $103.3 million, or approximately 3.0% of total deposits, as of December 31, 2008 and $109.6 million at December 31, 2007. Included in time deposits are $386.8 million of brokered deposits at December 31, 2008. Such amount includes (a) $107.4 million of customer deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits, (b) $129.9 million of brokered deposits acquired in the SPB deposit acquisition, and (c) $149.5 million of other brokered deposits which mature in 2009.

        For time deposits of $100,000 or more, the following table presents a summary of maturities for the time periods indicated:

	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
	(Dollars in thousands)
December 31, 2008	$177,390	$55,741	$135,744	$25,055	$393,930

        Total deposits increased $230.1 million during 2008. When the Security Pacific Bank deposits and brokered deposits are excluded, the net deposit decline during 2008 was $346.6 million summarized as follows:

Deposit Category	Net increase (decrease)
(Dollars in thousands)
Non-interest bearing	$(73,180)
Interest checking	(25,341)
Money market	(299,795)
Savings	(13,912)
Time	65,603

Total	$(346,625)

        The downward trend in noninterest-bearing and money market deposits throughout 2008 is due to lower average balances among the Bank's business customers which is generally attributed to the economic downturn. Deposit erosion is also attributed to depositors spreading balances among multiple institutions to maximize FDIC insurance coverage in the wake of several prominent bank failures. Pacific Western's participation in the Transaction Account Guarantee Program has eased sensitivity to the FDIC insurance concerns and we are actively soliciting the return of those deposits. We have estimated the cost to the Bank of participating in this program to be $600,000.

        We started 2008 with 57,841 noninterest-bearing accounts and ended the year with 58,537 accounts. In 2007 we introduced new checking products to small business customers located around our branch offices. At December 31, 2008, balances in this new product are included in both the noninterest-bearing and interest checking categories and totaled $371.4 million, of which $85.1 million is new money in 2008. During the fourth quarter of 2008 we offered a promotional Bank-sponsored certificate of deposit program and generated new deposits of $88.7 million at December 31, 2008. Competition for deposits among banks and financial institutions in our Southern California market area was robust in 2008 and is expected to continue through 2009. Our deposit gathering activities may be negatively impacted by two of our business practices. First, as we generally price our deposits in the bottom half to third quartile of our competitive peer group, our deposit products bear somewhat lower yields compared to other banks. Second, since a good portion of our deposits are tied to lending relationships, the economic downturn in Southern California may lead to lower loan production and loss of existing customers. To mitigate these challenges, we actively review our deposit offerings to provide the optimum mix of service, product and rate, and continually seek new deposits through various programs. No assurances can be given that we will be successful in our deposit growth efforts.

Borrowings

        The holding company and the Bank have various lines of credit available. These include the ability to borrow funds from time to time on a long-term, short-term or overnight basis from the FHLB of San Francisco, the FRB or other financial institutions. The maximum amount that we could borrow under our credit lines with the FHLB at December 31, 2008 was $980.2 million, of which $527.8 million was available on that date. The maximum amount that we could borrow under our secured credit line with the FRB at December 31, 2008 was $578.3 million, all of which was available on that date. The FHLB lines are secured by a blanket lien on certain qualifying loans in our loan portfolio which are not pledged to the FRB and the majority of our available-for-sale investment securities. The FRB line is secured by a blanket lien on certain qualifying loans that are not pledged to the FHLB.

        At December 31, 2008, our borrowings included $450.0 million in term FHLB advances and $130.0 million of subordinated debentures. At December 31, 2007, our borrowings included $567.0 million in FHLB advances, composed of $345.0 million of term advances and $222.0 million of overnight advances, and $138.5 million of subordinated debentures. Average total borrowings increased to $578.8 million in 2008 compared to $361.7 million in 2007 due mostly to a decrease in our deposits. See "—Liquidity" and Note 9 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for information on our borrowings. The following table summarizes information about our FHLB advances outstanding at December 31, 2008:

Year of Maturity	Amount	Rate	Next Date Callable by FHLB
	(Dollars in thousands)
2009	$100,000	3.63%	N/A
2010	75,000	3.04%	N/A
2013	50,000	2.71%	4/11/2009	(a)
2017	200,000	3.16%	3/11/2009	(a)
2018	25,000	2.61%	4/11/2009	(a)

Total	$450,000	3.16%

    (a)
    Quarterly thereafter.

Capital Resources

        As a publicly traded company we have access to the capital markets to raise funds, which is accomplished generally through the issuance of equity, both common and preferred stock, and the issuance of subordinated debentures. We may use the proceeds to invest in our business through organic growth or other acquisitions. We also have the ability to invest in our Company through stock repurchase programs, which we have elected to do from time to time.

        As announced on January 14, 2009, we issued in a private placement to CapGen Capital Group II LP 3,846,153 PacWest common shares at $26 per share for total cash consideration of approximately $100 million. CapGen Capital Group II LP has registered as a bank holding company and as a result of the investment it owns approximately 12% of PacWest common stock on a fully-diluted pro forma basis as of December 31, 2008. These funds will be used for general corporate purposes, to fund debt retirement and to take advantage of strategic growth opportunities as they arise

        During 2007 and 2006, our Board of Directors authorized two different stock repurchase programs. Through the authorized stock repurchase programs we repurchased 2,591,538 shares of our common stock at an aggregate cost of $128.6 million during the years ended December 31, 2007 and 2006. No stock was repurchased during 2008 and there is currently no authorized stock repurchase program.

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

        The following table presents regulatory capital requirements and our regulatory capital ratios at December 31, 2008:

	Regulatory Requirements		Actual
	Adequately Capitalized	Well Capitalized	The Company	Pro forma with CapGen Investment
	(greater than or equal to)
Total risk-based capital ratio	8.00%	10.00%	11.95%	14.22%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.69%	12.97%
Tier 1 leverage capital ratio	4.00%	5.00%	10.50%	12.73%

        As of December 31, 2008, we exceeded each of the capital requirements of the FRB and were deemed to be "well capitalized." In addition, as of December 31, 2008 Pacific Western exceeded the capital requirements to be "well capitalized." For further information on regulatory capital, see Note 18 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

        The Company issued subordinated debentures to trusts that were established by either us or entities we have acquired, which, in turn, issued trust preferred securities, which totaled $123.0 million at December 31, 2008. Our trust preferred securities are currently included in our Tier I capital for purposes of determining the Company's Tier I and total risk-based capital ratios. The FRB, which is the holding company's banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, effective March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as stockholders' equity, less goodwill and any related deferred income tax liability. The regulations that were in effect through December 31, 2008, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at December 31, 2008. All $123.0 million of our trust preferred securities were included in Tier I capital at December 31, 2008. Had the proposed rule been in effect at December 31, 2008 we could have included $115.7 million of these securities. Had we received the CapGen investment on or before December 31, 2008 and had the proposed rule been in effect at December 31, 2008, on a pro forma basis, all $123.0 million of the trust preferred securities could have been included in our Tier I capital at December 31, 2008. Accordingly, we expect that our Tier I capital ratios will be at or above the existing well-capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

        On October 3, 2008, the Emergency Economic Stabilization Act of 2008, or EESA, was enacted, which increased FDIC insurance coverage as discussed below under "Deposit Insurance", as well as provided up to $700 billion in funding for the financial services industry. Pursuant to the EESA, the U.S. Treasury was initially authorized by Congress to use $350 billion for the Troubled Asset Relief Program, or TARP. Of this amount, the U.S. Treasury allocated $250 billion to the Capital Purchase Program, or CPP. This program allows a qualifying institution to apply for up to three percent of its total risk-weighted assets in capital, which will be in the form of non-cumulative perpetual preferred stock of the institution with a dividend rate of 5% until the fifth anniversary of the investment and 9% thereafter. The U.S. Treasury will also receive warrants for common stock of the institution equal to 15% of the capital invested. On January 15, 2009, the second $350 billion of TARP funding was released to the U.S. Treasury. We applied in October 2008 for TARP funding of up to three percent of risk-weighted assets (approximately $130 million) and are currently waiting to hear about the status of our application as of the filing date of this report.

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

        Historically, the Bank's primary liquidity source has been its core deposit base. Over the last several years the Bank's reliance on collateralized FHLB advances has increased as one of its sources of affordable and immediately available liquidity. The level of such wholesale funding is monitored based on the Bank's liquidity requirements, and we maintain what we believe to be an acceptable level of this collateralized borrowing capacity. The Bank's secured borrowing capacity with the FHLB was $910.5 million, of which $458.1 million was available as of December 31, 2008. The Bank also maintains a securities repurchase line with the FHLB to provide an additional $69.7 million in secured borrowing capacity, against which there were no borrowings as of December 31, 2008. In addition to the secured borrowing relationship with the FHLB, and to meet short term liquidity needs, the Bank maintains adequate balances in liquid assets, which include cash and due from banks, Federal Funds sold, interest-bearing deposits in other financial institutions, and unpledged investment securities available-for-sale. The Bank also established a secured line of credit with the FRB in 2008 which had a borrowing capacity of $578.3 million at December 31, 2008 and no amounts were outstanding under this line on that date. In addition to its secured lines of credit the Bank also maintains unsecured lines of credit, subject to availability, of $155.0 million with correspondent banks for purchase of overnight funds. Another source of liquidity is the holding company's $35.0 million revolving line of credit with U.S. Bank. Our ability to borrow depends on our compliance with debt covenants and the willingness of U.S. Bank to grant a waiver in the event we are out of compliance. As of December 31, 2008, we, and where applicable, Pacific Western, were in compliance with all covenants contained in the line of credit agreement. We pay a quarterly fee of 25 basis points on the unused amounts. There were no amounts outstanding under the revolving line of credit as of December 31, 2008 or at the date hereof.

        The recent disruption in the financial credit and liquidity markets has had the effect of decreasing overall liquidity in the marketplace. While we have experienced net deposit outflows, we have augmented our funding needs with collateralized FHLB borrowings and large denomination time deposits. At December 31, 2008, the Bank had $279.4 million of these large denomination time deposits, the availability of which is uncertain and subject to competitive market forces. In addition, we have $107.4 million of customer deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our participating customers' deposits.

        The primary sources of liquidity for the Company, on a stand-alone basis, include the dividends from the Bank and our ability to raise capital, issue subordinated debt and secure outside borrowings. The ability of the Company to obtain funds for the payment of dividends to our stockholders and for other cash requirements is largely dependent upon the Bank's earnings. Pacific Western is subject to restrictions under certain federal and state laws and regulations which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. Dividends paid by state banks, such as Pacific Western, are regulated by the DFI under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the first quarter of 2008, PacWest received dividends of $106.0 million from the Bank. For the forseeable future, further dividends from the Bank to the Company require DFI approval.

        At December 31, 2008, the Company had, on a stand-alone basis, approximately $9.0 million in cash on deposit at the Bank. Combined with cash received from CapGen on January 14, 2009 management believes this amount of cash is sufficient to fund the Company's 2009 cash flow needs. See related discussion of liquidity sources at —Capital Resources.

Contractual Obligations

        The known contractual obligations of the Company at December 31, 2008 are as follows:

	At December 31, 2008
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Short-term debt obligations	$100,000	$—	$—	$—	$100,000
Brokered deposits	272,643	6,715	—	—	279,358
Long-term debt obligations	—	75,000	50,000	354,994	479,994
Operating lease obligations	14,154	25,445	17,657	21,499	78,755
Other contractual obligations	3,326	5,190	—	—	8,516

Total	$390,123	$112,350	$67,657	$376,493	$946,623

        The amount of brokered deposits included in the contractual obligations table are wholesale broker deposits only. Such amount does not include $107.4 million of customer deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of such customers' deposits. Debt obligations and operating lease obligations are discussed in Notes 7 and 9 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." The other contractual obligations relate to our minimum liability associated with our data and item processing contract with a third-party provider.

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

Off-Balance Sheet Arrangements

        Our obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded. At December 31, 2008, our loan-related commitments, including standby letters of credit, totaled $1.0 billion. The commitments which result in a funded loan increase our profitability through net interest income. Therefore, during the year, we manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in "—Liquidity," have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments see Note 11 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Recent Accounting Pronouncements

        See Note 1 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for information on recent accounting pronouncements and their impact, if any, on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our market risk arises primarily from credit risk and interest rate risk inherent in our lending and financing activities. To manage our credit risk, we rely on adherence to our underwriting standards and loan policies, internal loan monitoring and periodic credit review as well as our allowance for credit losses methodology, all of which are administered by the Bank's Credit Administration Group and overseen by the Company's Credit Risk Committee. To manage our exposure to changes in interest rates, we perform asset and liability management activities which are governed by guidelines pre-established by our Executive ALM Committee, and approved by our Asset/Liability Management Committee of the Board of Directors, which we refer to as our Board ALCO. Our Executive ALM Committee monitors our compliance with our asset/liability policies. These policies focus on providing sufficient levels of net interest income while considering acceptable levels of interest rate exposure as well as liquidity and capital constraints.

        Market risk sensitive instruments are generally defined as derivatives and other financial instruments, which include investment securities, loans, deposits, and borrowings. At December 31, 2008 and 2007, we had not used any derivatives to alter our interest rate risk profile or for any other reason. However, both the repricing characteristics of our fixed rate loans and floating rate loans, the significant percentage of noninterest-bearing deposits compared to interest-earning assets, and the callable features in certain borrowings, may influence our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, interest-bearing deposits in financial institutions, Federal Home Loan Bank stock, investment securities, deposits, borrowings and subordinated debentures.

        We measure our interest rate risk position on at least a quarterly basis using three methods: (i) net interest income simulation analysis; (ii) market value of equity modeling; and (iii) traditional gap analysis. The results of these analyses are reviewed by the Executive ALM Committee and the Board ALCO quarterly. If hypothetical changes to interest rates cause changes to our simulated net present value of equity and/or net interest income outside our pre-established limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits.

        We evaluated the results of our net interest income simulation and market value of equity models prepared as of December 31, 2008 and the results of which are presented below. Our net interest income simulation indicates that our balance sheet is liability sensitive as rising interest rates would result in a decline in our net interest margin. This profile is primarily a result of the increased origination of fixed rate loans and variable rate loans with initial fixed rate terms, which is driven by customer demand for fixed rate products in this low interest rate environment. Our market value of equity model indicates an asset sensitive profile suggesting a sudden sustained increase in rates would result in an increase in our estimated market value of equity. This profile is a result of the assumed floors in the Company's offering rates, which are not expected to increase to the extent of the movement of market interest rates, and the significant value placed on the Company's noninterest-bearing deposits for purposes of this analysis. The divergent profile between the net interest income simulation and market value of equity model is a result of the Company's significant level of noninterest-bearing deposits. These deposits are not rate sensitive in the net interest income simulation and therefore provide no additional expansion of the net interest margin as market rates increase. In the market value of equity model these deposits would increase substantially in value with a rise in market rates as the discount rate applied to these deposits would increase as well. In general, we view the net interest income model results as more relevant to the Company's current operating profile and manage our balance sheet based on this information.

        Net interest income simulation.    We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of December 31, 2008. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our interest-sensitive assets or liabilities over the next 12 months with the exception of expected runoff of certain high-cost CD's acquired from the SPB deposit acquisition which we assume are replaced with overnight borrowings for the simulation. As a result, the simulation results reflect an interest rate shock to a nearly static balance sheet.

        This analysis calculates the difference between net interest income forecasted using both increasing and declining interest rate scenarios and net interest income forecasted using a base market interest rate derived from the treasury yield curve at December 31, 2008. In order to arrive at the base case, we extend our balance sheet at December 31, 2008 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products' pricing as of December 31, 2008. Certain high cost deposits totaling $173.3 million are assumed to run-off and be replaced with overnight borrowings. Based on such repricings, we calculated an estimated net interest income and net interest margin. The effects of certain balance sheet attributes, such as fixed-rate loans, floating rate loans that have reached their floors and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

        The net interest income simulation model includes various assumptions regarding the repricing relationship for each of our assets and liabilities. Many of our assets are floating rate loans, which are assumed to reprice to the same extent as the change in market rates according to their contracted index. However, floating rate loans tied to our base lending rate are assumed to reprice upward only after the first 75 basis point increase in market rates. This assumption is due to the fact that the Federal Reserve lowered the Federal Funds benchmark rate by 175 basis points during the fourth quarter and we reduced our base lending rate only 100 basis points. Some loans and investment vehicles include the opportunity of prepayment (imbedded options) and the simulation model uses national indexes to estimate these prepayments and reinvest these proceeds at current simulated yields. Our deposit products reprice at our discretion and are assumed to reprice more slowly in a rising or declining interest rate environment, usually repricing less than the change in market rates. Also, a callable option feature on certain borrowings will reprice differently in a rising interest rate environment than in a declining interest rate environment.

        The simulation analysis does not account for all factors that impact this analysis, including changes by management to mitigate the impact of interest rate changes or the impact a change in interest rates may have on our credit risk profile, loan prepayment estimates and spread relationships which can change regularly. Interest rate changes cause changes in actual loan prepayment rates which will differ from the market estimates we used in this analysis. In addition, the simulation analysis does not make any assumptions regarding loan fee income, which is a component of our net interest income and tends to increase our net interest margin. In 2008 loan fee income increased our net interest margin by 22 basis points. Management reviews the model assumptions for reasonableness on a quarterly basis.

        The following table presents as of December 31, 2008, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points.

Sensitivity of Net Interest Income for the next 12 months
as of December 31, 2008

Interest rate scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$199,485	(7.0)%	4.70%	(0.35)%
Up 200 basis points	$198,785	(7.3)%	4.68%	(0.37)%
Up 100 basis points	$203,061	(5.3)%	4.79%	(0.26)%
BASE CASE	$214,442	—	5.05%	—
Down 100 basis points	$221,814	3.4%	5.23%	0.18%
Down 200 basis points	$221,276	3.2%	5.22%	0.17%
Down 300 basis points	$221,152	3.1%	5.21%	0.16%

        As of December 31, 2007, our net interest income simulation forecasted the following net interest income and net interest margin using a base market interest rate at that time and the estimated change to the base scenario given the interest rate scenarios presented. These results were not necessarily based on the same set of assumptions used in our year-end 2008 simulation.

Sensitivity of Net Interest Income for the next 12 months
as of December 31, 2007

Interest rate scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$245,090	4.2%	5.89%	0.24%
Up 200 basis points	$241,808	2.8%	5.81%	0.16%
Up 100 basis points	$238,463	1.4%	5.73%	0.08%
BASE CASE	$235,185	—	5.65%	—
Down 100 basis points	$229,934	(2.2)%	5.53%	(0.13)%
Down 200 basis points	$223,824	(4.8)%	5.38%	(0.27)%
Down 300 basis points	$219,132	(6.8)%	5.27%	(0.38)%

        We evaluated the results of our net interest income simulation model prepared as of December 31, 2008. This simulation model suggests our balance sheet is liability sensitive. Liability sensitivity suggests that in a rising interest rate environment, our net interest margin would decrease; and during a falling or sustained low interest rate environment, our net interest margin would increase. This liability sensitive profile is due to the assumed repricing characteristics of our loans, deposits and borrowings. The Federal Reserve lowered the Federal Funds benchmark rate by 175 basis points during the fourth quarter and we reduced our base lending rate 100 basis points. Not lowering our base lending rate may prevent further compression of our net interest margin given the current low interest rate environment. However, until market rates catch up to our loan offering rates, our loans will act like fixed rate instruments. Accordingly, in the event of a sudden sustained increase in rates we assume the cost of our liabilities would begin to increase immediately while our loans are assumed to reprice upward only after market rates exceed our interest rate floors. This would have the effect of compressing our net interest margin as approximately 34% of our loans have interest rates that are tied to our base lending rate and are subject to repricing. In addition, 23% of our loans are tied to an index other than our base lending rate and are also considered to be floating rate loans. Although, our floating rate loans may reprice during the life of the loan, they are subject to other terms and the repricing effect may not be immediate and to the extent of the movement in the index rate.

        Our simulation results as of December 31, 2007 indicate our interest rate risk position was asset sensitive. The change in our profile is mostly a result of: (i) the impact of floors on our variable rate loan portfolio including the assumption that our base lending rate will not increase until after a 75 basis point increase in market rates; (ii) loan growth centered in commercial real estate mortgage loans that have an initial rate adjustment after 5 to 10 years; and (iii) the decline in our variable rate construction lending portfolio.

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

        The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at December 31, 2008. The following table shows the projected change in the market value of equity for the set of rate shocks presented as of December 31, 2008.

Estimated Market Value of Equity as of December 31, 2008

Interest rate scenario	Estimated Market Value	Dollar Change From Base	Percentage Change From Base	Percentage of total assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$620,948	$123,682	24.9%	13.8%	165.3%
Up 200 basis points	$597,651	$100,385	20.2%	13.3%	159.1%
Up 100 basis points	$552,772	$55,506	11.2%	12.3%	147.1%
BASE CASE	$497,266	—	—	11.1%	132.3%
Down 100 basis points	$443,000	$(54,266)	(10.9)%	9.9%	117.9%
Down 200 basis points	$382,090	$(115,176)	(23.2)%	8.5%	101.7%
Down 300 basis points	$330,154	$(167,112)	(33.6)%	7.3%	87.9%

        The following table shows the projected change in the market value of equity for the set of rate shocks presented as of December 31, 2007. These results are not necessarily based on the same set of assumptions used in our 2008 simulation.

Estimated Market Value of Equity as of December 31, 2007

Interest rate scenario	Estimated Market Value	Dollar Change From Base	Percentage Change From Base	Percentage of total assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$1,322,739	$(72,629)	(5.2)%	25.5%	116.1%
Up 200 basis points	$1,346,968	$(48,400)	(3.5)%	26.0%	118.3%
Up 100 basis points	$1,371,842	$(23,526)	(1.7)%	26.5%	120.4%
BASE CASE	$1,395,368	—	—	26.9%	122.5%
Down 100 basis points	$1,415,208	$19,840	1.4%	27.3%	124.3%
Down 200 basis points	$1,428,254	$32,886	2.4%	27.6%	125.4%
Down 300 basis points	$1,436,959	$41,591	3.0%	27.7%	126.2%

        The results of our market value of equity model indicate an asset sensitive interest rate risk profile in 2008 demonstrated by the increase in the market value of equity in the "up" interest rate scenarios compared to the "base case". Given the historically low market interest rates as of December 31, 2008, the "down" scenarios at December 31, 2008 are not considered meaningful and excluded from the following discussion.

        The discount rate used to value our loan portfolio is derived from the expected offering rate for each loan type with a similar term and credit risk profile. In this type of analysis, a higher discount rate applied to a loan portfolio will result in a lower loan value. Given the current interest rate environment management has placed floors on the Company's offering rates, including the assumption that our base lending rate will not increase until after a 75 basis point increase in market rates. Accordingly, in the increasing rate scenarios our offering rates (the discount rates) are not expected to increase to the same extent as market rates and in turn our loans are not projected to lose significant value. The discount rates for our liabilities are expected to increase to the same extent as increases in market rates. Therefore our liabilities are expected increase in value as rates rise thereby increasing the estimated market value of equity in the rising rate scenarios.

        The change to an asset sensitive profile at the end of 2008 is a result of the impact interest rate floors have on the discount rates used to value our loans combined with the value assigned to our noninterest bearing deposits. In 2007, as the discount rates increased in each of the "up" scenarios, the value of the loan portfolio became lower contributing to the liability sensitive profile at the end of 2007.

        In addition to the change in the market value of equity profile, the "base case" market value of equity has declined in 2008 as compared to 2007. This decline is due mostly to two factors: (i) during 2008 we wrote-off $761.7 million of goodwill which lowered the estimated market value of equity by the same amount; and (ii) the historically low interest rate environment has caused our deposits to be generally less valuable for purposes of this analysis. The change in the dollar amount and related percentage from the "base case" increased at the end of 2008 compared to 2007. This increased volatility is due to the combination of the relatively unchanging values of our loans in the "up" scenarios that result from the impact floors have on the discount rates used to value the loan portfolio and the lower "base case" estimated market value of equity (the denominator).

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

Interest Rate Sensitivity(a)
December 31, 2008
Amounts Maturing or Repricing In

	3 Months Or Less	Over 3 Months to to 12 Months	Over 1 Year to to 5 Years	Over 5 Years	Non Interest Rate Sensative	Total
	(Dollars in thousands)
ASSETS
Cash and deposits in financial institutions	$58,780	$—	$—	$—	$100,925	$159,705
Federal funds sold	165	—	—	—	—	165
Investment securities	3,778	16,938	11,755	122,888	—	155,359
Loans, net of unearned income	1,684,721	281,158	939,656	1,082,356	—	3,987,891
Other assets	—	—	—	—	192,382	192,382

Total assets	$1,747,444	$298,096	$951,411	$1,205,244	$293,307	$4,495,502

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$—	$—	$—	$—	$1,165,485	$1,165,485
Interest-bearing checking, money market and savings	1,304,717	—	—	—	—	1,304,717
Time deposits	400,497	557,220	47,296	—	—	1,005,013
Borrowings	—	100,000	125,000	225,000	—	450,000
Subordinated debentures	87,631	—	20,619	18,558	3,186	129,994
Other liabilities	—	—	—	—	64,567	64,567
Stockholders' equity	—	—	—	—	375,726	375,726

Total liabilities and stockholders' equity	$1,792,845	$657,220	$192,915	$243,558	$1,608,964	$4,495,502

Period gap	$(45,401)	$(359,124)	$758,496	$961,686	$(1,315,657)
Cumulative interest-earning assets	$1,747,444	$2,045,540	$2,996,951	$4,202,195
Cumulative interest-bearing liabilities	$1,792,845	$2,450,065	$2,642,980	$2,886,538
Cumulative gap	$(45,401)	$(404,525)	$353,971	$1,315,657
Cumulative interest-earning assets to cumulative interest-bearing liabilities	97.5%	83.5%	113.4%	145.6%
Cumulative gap as a percent of:
Total assets	(1.0)%	(9.0)%	7.9%	29.3%
Interest earning assets	(1.1)%	(9.8)%	8.5%	31.8%

(a)
All amounts are reported at their contractual maturity or repricing periods, except for $33.8 million in FHLB stock which is in the "Over 5 Years" category. The FHLB of San Francisco announced in December of 2008 that it was suspending cash dividends. This analysis makes certain assumptions as to interest rate sensitivity of savings and NOW accounts which have no stated maturity and have had very little price fluctuation in the past three years. Money market accounts are repriced at management's discretion and generally are more rate sensitive.

        The preceding table indicates that we had a negative one year cumulative gap of $404.5 million at December 31, 2008. This gap position suggests that we are liability-sensitive and if rates were to increase, our net interest margin would most likely decrease. Conversely, if rates were to decrease, our net interest margin would most likely increase. The ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year at December 31, 2008 is 83.5%. This one year gap position indicates that interest expense is likely to be affected to a greater extent than interest income for any changes in interest rates within one year from December 31, 2008.

        The Bank entered into five fixed rate term advances with FHLB during the fourth quarter of 2007 and first quarter of 2008. Three advances totaling $275 million with maturity dates of 2013 or later contain quarterly call options and may be called by the FHLB beginning in 2009. While the FHLB may call the advances to be repaid for any reason, they are likely to be called if market interest rates are higher than the advances' stated rates on the call dates. We may repay the advances with a prepayment penalty at any time.

        The gap table has inherent limitations and actual results may vary significantly from the results suggested by the gap table. The gap table is unable to incorporate certain balance sheet characteristics or factors. The gap table assumes a static balance sheet and, accordingly, looks at the repricing of existing assets and liabilities without consideration of new loans and deposits that reflect a more current interest rate environment. Unlike the net interest income simulation, however, the interest rate risk profile of certain deposit products and floating rate loans that have reached their floors cannot be captured effectively in a gap table. Although the table shows the amount of certain assets and liabilities scheduled to reprice in a given time frame, it does not reflect when or to what extent such repricings may actually occur. For example, interest-bearing checking, money market and savings deposits are shown to reprice in the first 3 months, but we may choose to reprice these deposits more slowly and incorporate only a portion of the movement in market rates based on market conditions at that time. Alternatively, a loan which has reached its floor may not reprice even though market interest rates change causing such loan to act like a fixed rate loan regardless of its scheduled repricing date. The gap table as presented cannot factor in the flexibility we believe we have in repricing deposits or the floors on our loans.

        We believe the estimated effect of a change in interest rates is better reflected in our net interest income and market value of equity simulations which incorporate many of the factors mentioned.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        The management of PacWest Bancorp, including its consolidated subsidiaries, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management's authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to see that information and communication flows are effective and to monitor performance, including performance of internal control procedures.

        As of December 31, 2008, PacWest Bancorp management assessed the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2008, is effective.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the control procedures may deteriorate.

        KPMG LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2008, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

/s/ MATTHEW P. WAGNER Matthew P. Wagner Chief Executive Officer	/s/ VICTOR R. SANTORO Victor R. Santoro Executive Vice President and Chief Financial Officer
February 27, 2009

 Report of Independent Registered Public Accounting Firm

The Board of Directors
PacWest Bancorp:

        We have audited the accompanying consolidated balance sheets of PacWest Bancorp and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings (loss), stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited PacWest Bancorp's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PacWest Bancorp's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PacWest Bancorp and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, PacWest Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Los Angeles, CA
February 27, 2009

PACWEST BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets as of December 31, 2008 and 2007

	2008	2007
	(Dollars in thousands)
Assets
Cash and due from banks (notes 2 and 17)	$100,925	$99,363
Federal funds sold	165	2,000

Total cash and cash equivalents	101,090	101,363
Interest-bearing deposits in financial institutions	58,780	420
Investments (notes 5 and 9):
Federal Home Loan Bank stock, at cost	33,782	26,649
Securities available-for-sale, at fair value	121,577	106,888

Total investments	155,359	133,537
Loans, held for sale (note 6)	—	63,565
Loans, net of unearned income (notes 6 and 9)	3,987,891	3,949,218
Less allowance for loan losses (note 6)	(63,519)	(52,557)

Net loans	3,924,372	3,896,661
Land, premises and equipment, net (note 7)	24,675	26,327
Other real estate owned, net (note 6)	41,310	2,736
Accrued interest receivable	15,976	18,555
Goodwill (notes 3 and 4)	—	761,990
Core deposit and customer relationship intangibles (note 4)	39,922	43,785
Cash surrender value of life insurance	70,588	67,846
Other assets (note 13)	63,430	62,255

Total assets	$4,495,502	$5,179,040

Liabilities and Stockholders' Equity
Deposits (note 8):
Noninterest-bearing	$1,165,485	$1,211,946
Interest-bearing	2,309,730	2,033,200

Total deposits	3,475,215	3,245,146
Interest payable and other liabilities (notes 6, 10 and 13)	64,567	45,054
Borrowings (note 9)	450,000	612,000
Subordinated debentures (note 9)	129,994	138,488

Total liabilities	4,119,776	4,040,688

Stockholders' equity (notes 15, 16, 17, 18 and 20):
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 50,000,000 shares; 28,528,466 shares issued (includes 1,309,586 shares of unvested restricted stock) and 28,002,382 shares issued (includes 861,269 shares of unvested restricted stock) as of December 31, 2008 and 2007, respectively	285	280
Capital surplus	909,922	936,328
Retained earnings (accumulated deficit)	(535,676)	201,220
Treasury stock, at cost—12,360 shares at December 31, 2008 and none at December 31, 2007	(257)	—
Accumulated other comprehensive income—net unrealized gain on securities available-for-sale, net (notes 5 and 20)	1,452	524

Total stockholders' equity	375,726	1,138,352

Commitments and contingencies (notes 7 and 11)
Total liabilities and stockholders' equity	$4,495,502	$5,179,040

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES

Consolidated Statements of Earnings (Loss) for the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$280,408	$343,617	$292,069
Interest on federal funds sold	161	1,979	297
Interest on time deposits in financial institutions	182	21	31
Interest on investment securities	7,077	5,364	9,200

Total interest income	287,828	350,981	301,597

Interest expense:
Deposits (note 8)	41,157	56,471	33,219
Borrowings	18,742	18,034	15,168
Subordinated debentures	8,597	11,361	11,253

Total interest expense	68,496	85,866	59,640

Net interest income before provision for credit losses	219,332	265,115	241,957
Provision for credit losses (note 6)	45,800	3,000	9,600

Net interest income after provision for credit losses	173,532	262,115	232,357

Noninterest income:
Service charges on deposit accounts	13,014	11,573	8,835
Other commissions and fees	7,277	7,019	6,420
Gain (loss) on sale of loans, net	(303)	8,438	—
Gain (loss) on sale of securities, net (note 5)	81	—	(2,332)
Increase in cash surrender value of life insurance	2,420	2,489	2,205
Other	1,938	3,401	1,338

Total noninterest income	24,427	32,920	16,466

Noninterest expense:
Compensation	72,185	71,440	65,505
Occupancy	20,136	19,156	15,296
Furniture and equipment	4,395	4,929	4,034
Data processing	6,232	6,007	6,317
Other professional services	6,540	6,301	5,072
Business development	3,044	4,045	1,591
Communications	3,151	3,277	3,103
Insurance and assessments	3,523	1,723	2,121
Other real estate owned, net (note 6)	2,218	105	—
Intangible asset amortization (note 4)	9,620	9,674	6,688
Reorganization charges (note 10)	258	1,731	1,822
Legal settlement	780	—	—
Goodwill write-off (note 4)	761,701	—	—
Other	12,152	13,877	9,906

Total noninterest expense	905,935	142,265	121,455

Earnings (loss) before income taxes and cumulative effect of accounting change	(707,976)	152,770	127,368
Income taxes (note 13)	20,089	62,444	51,512

Net earnings (loss) before cumulative effect of accounting change	(728,065)	90,326	75,856
Cumulative effect on prior years (to December 31, 2005) of changing the method of accounting for stock-based compensation forfeitures (note 1)	—	—	142

Net earnings (loss)	$(728,065)	$90,326	$75,998

Earnings (loss) per share (note 14):
Basic(a)	$(26.79)	$3.16	$3.23

Diluted(a)	$(26.79)	$3.15	$3.21

(a)
The effect of the accounting change in 2006 is less than $0.01 per share.

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

for the Years Ended December 31, 2008, 2007 and 2006

	Common Stock
				Retained Earnings (Accumulated Deficit)		Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Capital Surplus		Treasury Stock		Total	Comprehensive Income (Loss) (note 20)
	(Dollars in thousands, except per share data)
Balance at January 1, 2006	18,346,566	$183	$400,685	$102,325	$—	$(2,415)	$500,778
Net earnings	—	—	—	75,998	—	—	75,998	$75,998
Exercise of stock options	408,420	4	8,630	—	—	—	8,634	—
Tax effect from exercise of options and vesting of restricted stock	—	—	6,585	—	—	—	6,585	—
Sale of common stock (note 2)	1,891,086	19	109,437	—	—	—	109,456	—
Issuance of common stock (note 2)	8,624,773	86	494,679	—	—	—	494,765	—
Repurchased and retired shares	(100,000)	(1)	(5,325)	—	—	—	(5,326)	—
Restricted stock awarded and earned stock compensation, net of shares forfeited	503,713	5	7,364	—	—	—	7,369	—
Restricted stock surrendered	(38,601)	—	(2,219)	—	—	—	(2,219)	—
Cash dividends paid ($1.21 per share)	—	—	—	(29,956)	—	—	(29,956)	—
Other comprehensive income-decrease in net unrealized loss on securities available-for-sale, net of tax effect of $1.6 million	—	—	—	—	—	2,244	2,244	2,244

Balance at December 31, 2006	29,635,957	$296	$1,019,836	$148,367	$—	$(171)	$1,168,328	$78,242

Net earnings	—	—	—	90,326	—	—	90,326	90,326
Exercise of stock options	133,061	1	2,768	—	—	—	2,769	—
Tax effect from exercise of options and vesting of restricted stock	—	—	3,347	—	—	—	3,347	—
Issuance of common stock (note 2)	494,606	5	27,683	—	—	—	27,688	—
Repurchased and retired shares	(2,491,538)	(25)	(123,249)	—	—	—	(123,274)	—
Restricted stock awarded and earned stock compensation, net of shares forfeited	268,301	3	7,974	—	—	—	7,977	—
Restricted stock surrendered	(38,005)	—	(2,031)	—	—	—	(2,031)	—
Cash dividends paid ($1.28 per share)	—	—	—	(37,473)	—	—	(37,473)	—
Other comprehensive income-decrease in net unrealized loss on securities available-for-sale, net of tax effect of $503 thousand	—	—	—	—	—	695	695	695

Balance at December 31, 2007	28,002,382	$280	$936,328	$201,220	$—	$524	$1,138,352	$91,021

Net loss	—	—	—	(728,065)	—	—	(728,065)	(728,065)
Exercise of stock options	1,000	—	30	—	—	—	30	—
Tax effect from exercise of options and vesting of restricted stock	—	—	(466)	—	—	—	(466)	—

PACWEST BANCORP AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) (Continued)

for the Years Ended December 31, 2008, 2007 and 2006

	Common Stock
				Retained Earnings (Accumulated Deficit)		Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Capital Surplus		Treasury Stock		Total	Comprehensive Income (Loss) (note 20)
	(Dollars in thousands, except per share data)
Restricted stock awarded and earned stock compensation, net of shares forfeited	537,215	5	925				930	—
Restricted stock surrendered	(24,491)	—	(288)	—	(257)	—	(545)	—
Cash dividends paid ($1.28 per share)	—	—	(26,607)	(8,831)			(35,438)	—
Other comprehensive income-increase in net unrealized gain on securities available-for-sale, net of tax effect of $672 thousand	—	—	—	—	—	928	928	928

Balance at December 31, 2008	28,516,106	$285	$909,922	$(535,676)	$(257)	$1,452	$375,726	$(727,137)

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings (loss)	$(728,065)	$90,326	$75,998
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Goodwill write-off	761,701	—	—
Depreciation and amortization	14,538	15,080	11,505
Provision for credit losses	45,800	3,000	9,600
(Gain) loss on sale of other real estate owned	(380)	6	—
Provision for losses and valuation adjustments on other real estate owned	1,268	—	—
Loss (gain) on sale of loans	303	(8,438)	—
Loss (gain) on sale of premises and equipment	35	(442)	(59)
(Gain) loss on sale of securities	(81)	—	2,332
Proceeds from sale of loans held for sale	7,868	100,244	8,921
Origination of loans held for sale	(1,665)	(14,692)	(7,548)
Restricted stock amortization	930	7,977	7,369
Tax effect included in stockholders' equity of stock option exercises and restricted stock vesting	466	(3,347)	(6,585)
(Decrease) increase in accrued and deferred income taxes, net	(2,530)	3,764	5,000
Decrease in other assets	10,736	3,012	12,624
Decrease (increase) in accrued interest payable and other liabilities	4,520	(10,177)	(23,752)
Dividends on Federal Home Loan Bank stock	(1,535)	(1,242)	(985)

Net cash provided by operating activities	113,909	185,071	94,420

Cash flows provided by (used in) investing activities:
Net cash and cash equivalents acquired (paid) in acquisitions	395,134	(1,600)	(218)
Net increase in net loans outstanding	(64,373)	(24,068)	(265,611)
Proceeds from sale of loans	22,110	372,456	4,859
Net (increase) decrease in interest-bearing deposits in financial institutions	(52,968)	81	2,503
Proceeds from sales of acquired securities	—	—	32,050
Securities available-for-sale:
Sales	16,527	—	100,498
Maturities	30,684	58,494	75,424
Purchases	(56,934)	(72,451)	(2,058)
Net (purchases) redemptions of Federal Reserve Bank and Federal Home Loan Bank stock	(5,598)	3,356	12,268
Proceeds from sale of other real estate owned	9,157	2,702	37
Purchases of premises and equipment	(3,874)	(4,644)	(7,235)
Proceeds from sale of premises and equipment	82	9,699	140

Net cash provided by (used in) investing activities	289,947	344,025	(47,343)

Cash flows from financing activities:
Net decrease in deposits:
Noninterest-bearing	(81,082)	(359,415)	(133,971)
Interest-bearing	(116,380)	(81,172)	(239,517)
Redemptions of subordinated debentures	(8,248)	(10,310)	(20,620)
Net (repurchases) proceeds from issuance of common stock	(257)	(123,274)	104,130
Net (surrenders) proceeds from exercise and vesting of stock awards	(258)	738	6,415
Tax effect included in stockholders' equity of stock option exercises and restricted stock vesting	(466)	3,347	6,585
Net (decrease) increase in borrowings	(162,000)	113,000	305,505
Repayment of acquired debt	—	(84,084)	—
Cash dividends paid	(35,438)	(37,473)	(29,956)

Net cash used in financing activities	(404,129)	(578,643)	(1,429)

Net (decrease) increase in cash and cash equivalents	(273)	(49,547)	45,648
Cash and cash equivalents at beginning of year	101,363	150,910	105,262

Cash and cash equivalents at end of year	$101,090	$101,363	$150,910

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$66,667	$86,184	$54,908
Income taxes	22,550	59,052	46,921
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned	45,164	5,354	—
Transfer from loans held-for-sale to loans	57,034	56,631	—
Transfer from loans to loans held-for-sale	22,085	397,018	46,578
Common stock issued for acquisitions	—	27,688	494,765

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Nature of Operations and Summary of Significant Accounting Policies

        PacWest Bancorp, formerly known as First Community Bancorp, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our banking subsidiary, Pacific Western Bank, which we refer to as "Pacific Western" or the "Bank." When we say "we", "our" or the "Company", we mean the Company on a consolidated basis with the Bank. When we refer to "PacWest" or to the holding company, we are referring to the parent company on a stand-alone basis.

        We have completed 20 acquisitions since May 2000 including the merger whereby the former Rancho Santa Fe National Bank and First Community Bank of the Desert became wholly-owned subsidiaries of the Company in a pooling-of-interests transaction. All other acquisitions have been accounted for using the purchase method of accounting and, accordingly, their operating results have been included in the consolidated financial statements from their respective dates of acquisition. See Notes 3 and 4 for more information about our acquisitions.

        At a special meeting of the Company's shareholders held on April 23, 2008, the shareholders approved the reincorporation of the Company in Delaware from California and the change of the Company's name to PacWest Bancorp from First Community Bancorp. The reincorporation became effective on May 14, 2008. In connection with the reincorporation and name change, the Company also changed its ticker symbol on the NASDAQ Global Select Market to "PACW." Other than the name change, change in ticker symbol and change in corporate domicile, the reincorporation did not result in any change in the business, physical location, management, assets, liabilities or total stockholders' equity of the Company, nor did it result in any change in location of the Company's employees, including the Company's management. Additionally, the reincorporation did not alter any stockholder's percentage ownership interest or number of shares owned in the Company. The stockholders' equity section of the accompanying consolidated financial statements have been restated retroactively to give effect to the reincorporation. Such reclassification had no effect on the results of operations or the total amount of stockholders' equity.

        On September 13, 2006, we converted Pacific Western National Bank from a national banking charter to a state bank charter under the name of Pacific Western Bank. At the time of its charter conversion, Pacific Western also withdrew from membership in the Federal Reserve System and became a "nonmember" bank. Additionally, on October 26, 2006, following the completion of the acquisition of Community Bancorp Inc. and the subsequent merger of its wholly-owned subsidiary, Community National Bank with and into First National, we completed our plan of consolidation by merging First National, with and into Pacific Western, with Pacific Western as the surviving entity in an "as if" pooling transaction.

        Pacific Western is a full-service commercial bank offering a broad range of banking products and services. We accept time and demand deposits, fund loans including real estate, construction, SBA and commercial loans, and offer other business oriented banking products. Our operations are primarily located in Southern California and the Bank focuses on conducting business with small to medium sized businesses and the owners and employees of those businesses in our marketplace. Through our asset-based lending function we also operate in Arizona, Northern California, and the Pacific Northwest.

        We generate our revenue primarily from interest received on loans and, to a lesser extent, from interest received on investment securities, fees received in connection with deposit services, extending credit and other services offered, including foreign exchange services. Our major operating expenses are

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

the interest paid by the Bank on deposits and borrowings, employee compensation and general operating expenses. The Bank relies on a foundation of locally generated deposits. The Bank has a relatively low cost of funds due to a high percentage of noninterest bearing and low cost deposits.

        Our operations, like those of other financial institutions operating in Southern California, are significantly influenced by economic conditions in Southern California, including local economies, the strength of the real estate market, and the fiscal and regulatory policies of the federal and state government and the regulatory authorities that govern financial institutions. With our asset-based lending function with operations in Arizona, Northern California, and the Pacific Northwest, we are also subject to the economic conditions affecting those markets. No individual or single group of related accounts is considered material in relation to our total assets or deposits of the Bank, or in relation to the overall business of the Company. However, approximately 77% of our loan portfolio at December 31, 2008 consisted of real estate related loans, including construction loans, commercial real estate mortgage loans and commercial loans secured by commercial real estate. There has been a slow-down in the real estate market due to negative economic trends and credit market disruption, the impacts of which are not yet completely known or quantified. We have observed tighter credit underwriting and higher premiums on liquidity, both of which may continue to place downward pressure on real estate values. Any further downturn in the real estate market could materially and adversely affect our business because a significant portion of our loans is secured by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. Substantially all of our real property collateral is located in Southern California. Consequently, our results of operations and financial condition are dependent upon the general trends in the Southern California economies and, in particular, the residential and commercial real estate markets. If there is a further decline in real estate values, especially in Southern California, the collateral for our loans would provide less security. Real estate values could be affected by, among other things, a worsening of the economic conditions, an increase in foreclosures, a decline in home sale volumes, an increase in interest rates, earthquakes and other natural disasters particular to California. Further, we may experience an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us given a sustained weakness or weakening in business and economic conditions generally or specifically in our principal markets in which we do business. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs and provision for credit losses.

  (a)    Basis of Presentation

        The accounting and reporting policies of the Company are in accordance with U.S. generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated.

  (b)    Use of Estimates

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates. Material estimates

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

subject to change in the near term include, among other items, the allowance for credit losses, the carrying value of other real estate owned, the carrying value of intangible assets, and the realization of deferred tax assets.

  (c)    Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year's presentation.

  (d)    Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of cash, due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

  (e)    Investment Securities and Securities Available-for-Sale

        We determine the classification of securities at the time of purchase. If we have the intent and the ability at the time of purchase to hold securities until maturity, they are classified as held-to-maturity. Investment securities held-to-maturity are stated at amortized cost. Securities to be held for indefinite periods of time, but not necessarily to be held-to-maturity or on a long-term basis, are classified as available-for-sale and carried at fair value with unrealized gains or losses reported as a separate component of stockholders' equity in accumulated other comprehensive income, net of applicable income taxes. The carrying values of all securities are adjusted for amortization of premiums and accretion of discounts over the period to maturity of the related security using the interest method. Realized gains or losses on the sale of securities, if any, are determined using the amortized cost of the specific securities sold. If a decline in the fair value of a security below its amortized cost is judged by management to be other than temporary, the cost basis of the security is written down to fair value and the amount of the write-down is included in operations. Securities available-for-sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, prepayment risk and other related factors. Securities are individually evaluated for appropriate classification when acquired; consequently, similar types of securities may be classified differently depending on factors existing at the time of purchase.

        Investments in Federal Home Loan Bank, or FHLB, stock are carried at cost because they can only be redeemed at par and are required investments based on measurements of the Bank's assets and/or borrowing levels.

  (f)    Loans Held for Sale and Servicing Assets

        Loans held for sale include loans originated or purchased for resale. Loans originated or purchased for resale include the principal amount outstanding net of unearned income, and are carried at the lower of cost or fair value on an aggregate basis. A decline in the aggregate fair value of the loans below their aggregate carrying amount is recognized through a charge to earnings in the period of such decline. Unearned income on these loans is taken into earnings when the loans are sold.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

in the exchange. Assets, liabilities, derivative financial instruments or other retained interests issued or obtained through the sale of financial assets are measured at fair value, if practicable.

        The most common retained interest related to our loan sales is a servicing asset. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income. The amortization of the servicing asset and the servicing income are included in noninterest income in the consolidated statement of earnings. The fair value of the servicing assets is estimated by discounting the future cash flows using market-based discount rates and prepayment speeds. Our servicing asset is evaluated regularly for impairment. We stratify the servicing asset based on the original term to maturity and the year of origination of the underlying loans for purposes of measuring impairment. The risk is that loans prepay faster than anticipated and the fair value of the asset declines. If the fair value of the servicing asset is less than the amortized carrying value, the asset is considered impaired and an impairment charge will be taken against earnings. At December 31, 2008 and 2007, the servicing asset totaled $2.3 million and $3.2 million and related to the servicing of approximately $116.5 million and $150.4 million in SBA loans. The servicing asset is included in other assets on the consolidated balance sheets.

  (g)    Loans and Loan Fees

        Loans are stated at the principal amount outstanding, net of any unearned discount or unamortized premium. Interest income is recorded on the accrual basis in accordance with the terms of the respective loan and includes prepayment penalties. Loans are considered delinquent when principal or interest payments are past due 30 days or more; delinquent loans may remain on accrual status between 30 days and 89 days past due. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to collectibility in the normal course of business. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan's principal balance is deemed collectible. Loans are restored to accrual status when the loans become both well-secured and are in the process of collection. Nonrefundable loan fees and related direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the loans using the interest method or taken into income when the related loans are paid off or sold. The amortization of loan fees is discontinued when a loan is placed on nonaccrual status.

  (h)    Impaired Loans and Allowance for Credit Losses

        A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The majority of our impaired loans are on nonaccrual status. Income from loans on nonaccrual status is recognized to the extent cash is received and when the loan's principal balance is deemed collectible. We measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral if the loan is collateral-dependent, depending on the circumstances. The impairment amount on a collateralized

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

loan is charged-off to the allowance and the impairment amount on a noncollateralized loan is set up as a specific reserve.

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

        We recognize the determination of the allowance for loan losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform sensitivity analyses to provide insight regarding the impact adverse changes in risk ratings may have on our allowance for loan losses. Our sensitivity analyses do not imply any expectation of future deterioration in our loans' risk ratings and they do not necessarily reflect the nature and extent of future changes in the allowance for loan losses due to the numerous quantitative and qualitative factors considered in determining our allowance for loan losses. Given current processes employed by the Company, management believes the risk ratings and inherent loss rates currently assigned are appropriate.

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

  (i)    Land, Premises and Equipment

        Premises and equipment are stated at cost less accumulated depreciation and amortization. Land is not depreciated. Depreciation and amortization is charged to noninterest expense using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of the furniture, fixtures and equipment ranges from 3 to 10 years and for buildings up to 35 years. Leasehold improvements are amortized over their estimated useful lives, or the life of the lease, whichever is shorter.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

  (j)    Other Real Estate Owned

        Other real estate owned, or OREO, is recorded at the fair value of the property at the time of acquisition less estimated costs to sell. Fair value is based on current independent appraisals less estimated costs to sell. The excess of the recorded loan balance over the estimated fair value of the property at the time of acquisition less estimated costs to sell is charged to the allowance for loan losses. Any subsequent write downs are charged to noninterest expense and recognized through a valuation allowance. Subsequent increases in the fair value of the asset less selling costs reduce the valuation allowance, but not below zero, and are credited to noninterest expense. Gains and losses on the sale of foreclosed properties and operating expenses of such assets are also included in noninterest expense.

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

  (l)    Goodwill and Other Intangible Assets

        Goodwill arises from purchase business combinations and represents the excess of cost over the fair value of the net assets of businesses acquired. Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead tested for impairment no less than annually. Goodwill was our only intangible asset with an indefinite life. We assessed goodwill for impairment on a reporting unit level and performed a periodic fair value-based test. We determined we have one reporting unit—banking operations. Impairment exists when the carrying value of the goodwill exceeds its implied fair value. Impairment charges are included in noninterest expense in the financial statements.

        Intangible assets with estimable useful lives are amortized over such useful lives to their estimated residual values. Core deposit intangible assets, which we refer to as CDI, and customer relationship intangible assets, which we refer to as CRI, are recognized apart from goodwill at the time of acquisition based on market valuations prepared by independent third parties. In preparing such valuations, the third parties consider variables such as deposit servicing costs, attrition rates, and market discount rates. CDI are amortized to expense over their useful lives, which we have estimated to range from 7 to 10 years. CRI are amortized to expense over their useful lives, which we have estimated to range from 4 to 5 years. Both CDI and CRI are reviewed for impairment quarterly or earlier if events or changes in circumstances indicate that their carrying values may not be recoverable. If the recoverable amount of either CDI or CRI is determined to be less than its carrying value, we would then measure the amount of impairment based on an estimate of the intangible asset's fair value

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

at that time. If the fair value is below the carrying value, the intangible asset is reduced to such fair value and the impairment is recognized as noninterest expense in the financial statements.

  (m)    Stock Incentive Plan

        For restricted stock awards, we have recognized compensation expense since the dates on which they were awarded. Compensation expense related to awards of restricted stock is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. The vesting of performance-based restricted stock awards and recognition of related compensation expense may occur over a shorter vesting period if financial performance targets are achieved earlier than anticipated. Amortization of unvested performance-based restricted stock is suspended when it becomes less than probable that the performance targets will be met. Amortization of unvested performance-based restricted stock is discontinued and previous amortization amounts are credited to earnings when it becomes improbable that performance targets will be met. When and if it becomes probable in the future that the performance target will be met a catch up adjustment is made and amortization begins.

        Upon adoption of SFAS No. 123R (revised 2004), Share Based Payment, or SFAS 123R, we made an accounting change for restricted stock award forfeitures. SFAS 123R required us to recognize the cumulative effect of estimated forfeitures for unvested time-based restricted stock awards as of December 31, 2005, by increasing our first quarter 2006 earnings by $242,000. The after-tax effect of this adjustment was to increase net earnings by $142,000, or less than $0.01 per share.

        Dividends paid on unvested restricted stock awards and the related tax benefits are included as a net reduction to stockholders' equity.

  (n)    Business Segments

        We have determined that we have one reportable business segment, banking operations.

  (o)    Comprehensive Income

        Comprehensive income consists of net earnings and net unrealized gains (losses) on securities available-for-sale, net and is presented in the consolidated statements of stockholders' equity and comprehensive income. The components of comprehensive income are presented in note 20.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

  (q)    Recently Issued or Adopted Accounting Standards

        We adopted SFAS 157, Fair Value Measurements, or SFAS 157, effective January 1, 2008 on a prospective basis. SFAS 157 defines fair value, establishes a framework for measuring fair value including a three-level valuation hierarchy, and expands disclosures about fair value measurements. Fair value is defined in SFAS 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date reflecting assumptions that a market participant would use when pricing an asset or liability. The fair value hierarchy of SFAS 157 is as follows:

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

        Certain assets and liabilities are measured at the lower of cost or fair value in accordance with GAAP. Accordingly, an asset or a liability may, or may not, meet the criteria for fair value measurement during a reporting period; the fair value measurements of these assets and liabilities are considered "nonrecurring" for purposes of SFAS 157. Those assets and liabilities that meet the criteria for fair value measurement during each reporting period are considered "recurring." The Company has no liabilities being measured using fair value.

        The adoption of SFAS 157 had no impact on either the Company's financial condition or operating results.

        SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, was effective for us on January 1, 2008. This statement permits companies to choose to measure many financial instruments and certain other items at fair value. Once a company chooses to report an item at fair value, changes in fair value would be reported in earnings at each reporting date. Upon adoption we did not choose to measure any of our financial instruments at fair value and accordingly SFAS 159 had no impact on either the Company's financial condition or operating results.

        SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141R, was issued in December 2007 and is effective for us on January 1, 2009. SFAS 141R changes the way acquisitions are accounted for in the following ways: (1) acquisition and restructuring costs are generally expensed as incurred rather than being considered part of the cost of the business combination; (2) the measurement date for consideration transferred, including equity securities, is the date when control is obtained, generally the closing date; previously, equity securities issued in a business combination were measured at the combination's announcement date; (3) contractual contingencies are measured on the closing date at fair value with adjustments to such fair value recorded in earnings when new information is obtained; and (4) contingent consideration is measured at its fair value on the closing date with subsequent adjustments based on changes in fair value.

        In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP EITF 03-6-1. FSP EITF 03-6-1 clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

dividends are considered participating securities and are included in the two-class method of computing basic and diluted earnings per share. All of our unvested restricted stock participates with our common stockholders in dividends declared and paid by the Company. FSP EITF 03-6-1 is effective for us on January 1, 2009. We are currently assessing the impact this FSP may have, if any, on earnings per share amounts and disclosures.

(2) Restricted Cash Balances

        The Company is required to maintain reserve balances with the Federal Reserve Bank, or FRB. Such reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand. The average reserves required to be held at the FRB for the years ended December 31, 2008 and 2007 were $193,000 and $56,000.

(3) Acquisitions

        We completed the following acquisitions during the time period of January 1, 2006 to December 31, 2008, using the purchase method of accounting, and, accordingly, the operating results of

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Acquisitions (Continued)

the acquired entities and deposit base have been included in our consolidated financial statements from their respective dates of acquisition.

Acquisition

	Cedars Bank	Foothill Independent Bancorp	Community Bancorp	BFI Business Finance	Security Pacific Bank Deposits
Date Acquired	January 2006	May 2006	October 2006	June 2007	November 2008
	(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$34,474	$60,844	$24,521	$4,297	$15,649
Interest-bearing deposits in other banks	1,796	99	1,019	—	5,392
Cash received from the Federal Deposit Insurance Corporation	—	—	—	—	379,485
Investment securities	3,355	50,406	11,498	—	3,040
Loans	355,167	535,975	598,628	84,499	31,103
Loans held for sale	—	—	127,265	—	—
Premises and equipment	1,234	6,838	7,371	80	—
Goodwill	71,180	165,899	202,247	27,557	—
Core deposit and customer relationship intangible assets	2,992	17,311	9,514	2,690	5,757
Other assets	19,078	54,618	25,417	3,502	554

	489,276	891,990	1,007,480	122,625	440,980

Liabilities assumed:
Non-interest bearing deposits	(92,216)	(265,369)	(167,939)	—	(34,621)
Interest bearing deposits	(269,189)	(369,216)	(489,931)	—	(392,910)
Accrued interest payable and other liabilities	(7,871)	(16,697)	(13,991)	(4,956)	(13,449)
Borrowings	—	—	(33,195)	(84,084)	—
Subordinated debt	—	(8,481)	(39,829)	—	—

Total liabilities assumed	(369,276)	(659,763)	(744,885)	(89,040)	(440,980)

Total consideration paid	$120,000	$232,227	$262,595	$33,585	$—

Deposit premium paid	N/A	N/A	N/A	N/A	$5,051

Deal value:
Cash paid for common and preferred stock and stock options by PacWest	$120,000	$30	$27	$5,897	—
Fair value of common stock issued	—	232,197	262,568	27,688	—

Total consideration paid by PacWest	120,000	232,227	262,595	33,585	—
Cash paid for stock options by acquiree	—	10,232	6,089	1,415	—

Total deal value	$120,000	$242,459	$268,684	$35,000	$—

N/A—not applicable.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Acquisitions (Continued)

  Cedars Bank

        On January 4, 2006, we acquired Cedars Bank, or Cedars, based in Los Angeles, California. We paid approximately $120.0 million in cash for all of the outstanding shares of common stock and options of Cedars. At the time of the merger, Cedars was merged into Pacific Western. We made this acquisition to expand our presence in Los Angeles, California. In January 2007, we issued 1,891,086 shares of common stock for net proceeds of $109.5 million. We used these proceeds to augment our regulatory capital in support of the Cedars acquisition.

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

  Security Pacific Bank Deposit Acquisition

        On November 7, 2008, we assumed $427.5 million in Security Pacific Bank deposits from the Federal Deposit Insurance Corporation, or FDIC, as receiver of Security Pacific Bank, or SPB. Such assumption was net of acquiring cash, certificates of deposit in other financial institutions, federal funds

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Acquisitions (Continued)

sold, securities, and loans secured by assumed deposits. We assumed all insured and uninsured deposits and paid a 2% premium of approximately $5.1 million related to the non-brokered deposit base of $258 million. The estimated brokered deposits as of the assumption date totaled $169 million. The amounts remain subject to adjustment through final reconciliation with the FDIC. In addition, and as part of the SPB deposit acquisition, we purchased an additional $31 million in loans. We made this acquisition to augment our deposit base.

  Merger-related charges

        All of the acquisitions consummated after December 31, 2000 were completed using the purchase method of accounting. Accordingly, we recorded the estimated merger-related charges associated with each acquisition as a liability at closing when allocating the related purchase price.

        For each acquisition we developed an integration plan for the consolidated Company which addressed, among other things, requirements for staffing, systems platforms, branch locations and other facilities. The established plans were evaluated regularly during the integration process and modified as required. The integration of our business acquisitions has been completed and the remaining liability for these mergers relates mostly to future rent, net of sublease income, for discontinued facilities. The integration costs of acquiring the SPB deposits from the FDIC are being expensed as incurred. Merger and integration expenses are summarized in the following primary categories: (i) severance and employee-related charges; (ii) system conversion and integration costs, including contract termination charges; (iii) asset write-downs, lease termination costs for abandoned space and other facilities-related costs; and (iv) other charges. Other charges include investment banking fees, legal fees, other professional fees relating to due diligence activities and shareholder expenses associated with preparation of securities filings, as appropriate. These costs were included in the allocation of the purchase price at the acquisition date based on our formal integration plans. The following table presents the activity in the merger-related liability account for the years ended December 31, 2008 and 2007:

	Severance and Employee- related	System Conversion and Integration	Asset Write- downs, Lease Terminations and Other Facilities- related	Other	Total
	(Dollars in thousands)
Balance at December 31, 2006	$111	$135	$2,518	$1,285	$4,049
Additions related to 2007 acquisitions	—	—	—	1,074	1,074
Noncash write-downs and other	(24)	66	—	(42)	—
Reversals	—	—	—	(150)	(150)
Cash outlays	(56)	(201)	(1,181)	(1,858)	(3,296)

Balance at December 31, 2007	31	—	1,337	309	1,677
Cash outlays	(19)	—	(607)	(72)	(698)

Balance at December 31, 2008	$12	$—	$730	$237	$979

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4) Goodwill and Other Intangible Assets

        In the latter half of 2007, we saw the beginnings of the volatility in the banking industry and the effect such volatility was having on banking companies and the price of banking stocks including PacWest's common stock. At December 31, 2007, the Company's market capitalization was $19.1 million less than our total stockholders' equity, providing an indication that goodwill may be impaired at that date. Based on an independent valuation we concluded there was no goodwill impairment at December 31, 2007. The decline in our market capitalization continued in 2008, such that during both the first and second quarters we engaged an independent valuation consultant to assist us in determining whether and to what extent our goodwill asset was impaired. Based on these analyses, we wrote-off $275.0 million of goodwill in the first quarter of 2008 and the remaining $486.7 million of our goodwill in the second quarter of 2008. Such charges had no effect on the Company's or the Bank's cash balances or liquidity. In addition, because goodwill and other intangible assets are not included in the calculation of regulatory capital, the Company's and the Bank's well-capitalized regulatory ratios have not been affected by this non-cash expense.

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

        The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

	Goodwill
	2008	2007
	(Dollars in thousands)
Balance as of January 1,	$761,990	$738,083
Additions due to acquisitions	—	27,557
Adjustments related to prior-period acquisitions	(289)	(3,650)
Write-offs	(761,701)	—

Balance as of December 31,	$—	$761,990

        The goodwill recorded in 2007 resulted from the BFI acquisition.

        Our intangible assets with definite lives are core deposit and customer relationship intangibles. These intangibles are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or loan customers acquired. The weighted average amortization period remaining for our core deposit and customer relationship intangibles is 3.4 years. The estimated aggregate amortization expense related to these intangible assets for each of the next five years is $8.9 million, $8.0 million, $7.1 million, $5.2 million and $3.3 million.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(4) Goodwill and Other Intangible Assets (Continued)

        The following table presents the changes in the gross amounts of core deposit and customer relationship intangibles and the related accumulated amortization for the years ended December 31, 2008, 2007 and 2006.

	Core deposit and customer relationship intangibles
	2008	2007	2006
	(Dollars in thousands)
Gross amount:
Balance as of January 1,	$70,805	$67,773	$37,956
Additions due to acquisitions	5,757	3,032	29,817

Balance as of December 31,	76,562	70,805	67,773

Accumulated amortization:
Balance as of January 1,	(27,020)	(17,346)	(10,658)
Amortization	(9,620)	(9,674)	(6,688)

Balance as of December 31,	(36,640)	(27,020)	(17,346)

Net balance as of December 31,	$39,922	$43,785	$50,427

        The CDI recorded in 2008 resulted from assuming $427.5 million of deposits in the SPB deposit acquisition. In 2007, we recorded CRI totaling $2.7 million for our BFI acquisition and $342,000 related to purchasing a $27.2 million asset-based loan portfolio.

(5) Securities Available-for-Sale

        The amortized cost, gross unrealized gains and losses, and fair value of securities available-for-sale as of December 31, 2008 and 2007 are as follows:

	2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored entity debt securities	$24,006	$182	$28	$24,160
Municipal securities	7,342	201	34	7,509
Government and government-sponsored entity mortgage-backed securities	85,951	2,326	144	88,133
Other securities	1,775	—	—	1,775

Total	$119,074	$2,709	$206	$121,577

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Securities Available-for-Sale (Continued)

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored entity debt securities	$40,292	$378	$—	$40,670
Municipal securities	8,433	219	7	8,645
Government and government-sponsored entity mortgage-backed securities	55,514	509	196	55,827
Other securities	1,746	—	—	1,746

Total	$105,985	$1,106	$203	$106,888

        The contractual maturity distribution based on amortized cost and fair value as of December 31, 2008, is shown below. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity Distribution as of December 31, 2008
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$8,938	$9,009
Due after one year through five years	11,498	11,755
Due after five years through ten years	19,684	19,884
Due after ten years	78,954	80,929

Total	$119,074	$121,577

        At December 31, 2008, the fair value of debt securities and mortgage-backed securities issued by the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) was approximately $69.3 million. We do not own any non-agency mortgage-backed securities nor any equity securities issued by Fannie Mae or Freddie Mac. We sold $16.5 million of Fannie Mae and Freddie Mac debt securities at a gain of $81,000 during 2008. There were no sales of securities in 2007, and in 2006 we sold $101.8 million of mortgage-backed securities resulting in a gross loss of $2.3 million. As of December 31, 2008 and 2007, securities available-for-sale with a carrying value of $119.8 million and $102.9 million were pledged as security for borrowings, public deposits and other purposes as required by various statutes and agreements.

        Market valuations of our investment securities are provided by an independent third party. The fair values are determined by using several sources for valuing fixed income securities. Their techniques include pricing models that vary based on the type of asset being valued and incorporate available trade, bid and other market information. In accordance with the hierarchy established in SFAS 157, the market valuation sources include observable market inputs and are therefore considered Level 2 inputs for purposes of determining the fair values.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Securities Available-for-Sale (Continued)

        The following tables present the fair value and the unrealized loss on securities that were temporarily impaired as of December 31, 2008 and 2007. At December 31, 2008, none of the securities in our investment portfolio had been in a continuous unrealized loss position for 12 months or longer.

	As of December 31, 2008
	Impairment Period
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Government-sponsored entity debt securities	$2,972	$28	$—	$—	$2,972	$28
Municipal securities	2,691	34	—	—	2,691	34
Government and government-sponsored entity mortgage-backed securities	9,403	144	—	—	9,403	144

Total temporarily impaired securities	$15,066	$206	$—	$—	$15,066	$206

	As of December 31, 2007
	Impairment Period
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Municipal securities	$382	$3	$581	$4	$963	$7
Government and government-sponsored entity mortgage-backed securities	12,463	61	8,297	135	20,760	196

Total temporarily impaired securities	$12,845	$64	$8,878	$139	$21,723	$203

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Loans, Allowance for Credit Losses, and Other Real Estate Owned

        As of December 31, 2008 and 2007, loans consisted of the following:

	2008	2007
	(Dollars in thousands)
Commercial	$896,328	$909,195
Real estate, construction	579,884	717,419
Real estate, mortgage	2,475,276	2,282,032
Consumer	44,996	50,080

Gross loans	3,996,484	3,958,726
Less:
Unearned income	(8,593)	(9,508)
Allowance for loan losses	(63,519)	(52,557)

Total loans	$3,924,372	$3,896,661

Loans held for sale	$—	$63,565

        The following table presents a summary of loans having residential non-owner occupied construction loan exposure included within the real estate construction category at December 31, 2008 and 2007:

	As of December 31, 2008			As of December 31, 2007
	Number of loans	Average loan balance
Loan Category			Balance	Balance
	(Dollars in thousands)
Residential land acquisition and development	22	$2,511	$55,236	$77,701
Residential nonowner-occupied single family	33	2,273	75,024	132,693
Unimproved residential land	16	3,175	50,799	56,181
Residential multifamily	10	5,160	51,597	84,533

	81	$2,872	$232,656	$351,108

        The Company funds commercial, real estate and consumer loans to customers in the regions the Bank serves, which are mainly in Southern California. We have foreign loans which are primarily to individuals and entities located in Mexico. All of our foreign loans are denominated in U.S. dollars and the majority are collateralized by assets located in the United States or guaranteed or insured by businesses located in the United States. As of December 31, 2008 and 2007, foreign loan balances totaled $53.2 million and $58.1 million, respectively.

        Loans held for sale are mostly SBA 7(a) and 504 loans, are net of unearned income, and are carried at the lower of cost or fair value on an aggregate basis. Due to the depressed SBA loan sale market, we suspended SBA loan sales during 2008. Any remaining SBA loans held for sale were transferred into the regular portfolio at the lower of cost or fair value on the date of transfer. The SBA 504 loans are included in the real estate mortgage category and the SBA 7(a) and Express loans are included in the commercial category.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Loans, Allowance for Credit Losses, and Other Real Estate Owned (Continued)

        A summary of the activity in the allowance for credit losses is as follows:

	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments	Total Allowance for Credit Losses
	(Dollars in thousands)
Balance, January 1, 2006	$27,303	$5,668	$32,971
Provision for credit losses	7,977	1,623	9,600
Loans charged-off	(3,107)	—	(3,107)
Recoveries on loans charged-off	1,719	—	1,719

Loans charged-off, net of recoveries	(1,388)	—	(1,388)
Additions due to acquisitions	19,016	980	19,996

Balance, December 31, 2006	$52,908	$8,271	$61,179
Provision for credit losses	2,800	200	3,000
Loans charged-off	(4,785)	—	(4,785)
Recoveries on loans charged-off	1,949	—	1,949

Loans charged-off, net of recoveries	(2,836)	—	(2,836)
Allowance transferred to loans held for sale	(2,461)	—	(2,461)
Additions due to acquisitions	2,146	—	2,146

Balance, December 31, 2007	$52,557	$8,471	$61,028
Provision for credit losses	49,000	(3,200)	45,800
Loans charged-off	(39,575)	—	(39,575)
Recoveries on loans charged-off	1,537	—	1,537

Loans charged-off, net of recoveries	(38,038)	—	(38,038)

Balance, December 31, 2008	$63,519	$5,271	$68,790

        Impaired loans include loans that are designated as nonaccrual or restructured. Most impaired loans are on nonaccrual status and are summarized as follows at December 31, 2008 and 2007:

	For the Years Ended December 31,
	2008	2007
	(Dollars in thousands)
Restructured nonaccrual loans	$4,284	$—
Other nonaccrual loans	59,186	22,473

Total nonaccrual loans	63,470	22,473
Restructured performing loans	12,637	1,942

Total impaired loans	$76,107	$24,415

        The average balance of impaired loans was $60.1 million, $24.7 million and $22.5 million for 2008, 2007 and 2006. Impaired loans at December 31, 2008 include 30 restructured loans totaling $16.9 million of which $4.3 million are on nonaccrual and $12.6 are performing in accordance with

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Loans, Allowance for Credit Losses, and Other Real Estate Owned (Continued)

their modified terms. At December 31, 2007 there were four restructured loans totaling $1.9 million all of which were performing. Interest income of $2.2 million, $2.3 million and $2.0 million would have been recorded for the years ended December 31, 2008, 2007 and 2006, respectively, if nonaccrual loans had been performing in accordance with their original terms. Interest income of $1.1 million and $200,000 was recorded on performing impaired loans for the years ended December 31, 2008 and 2007. We have no commitments to lend any additional funds to any borrower whose loan is on nonaccrual. We have commitments in the amount of $69,000 to lend on one performing restructured loan.

        The Company measures its impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan's effective interest rate if the loan is not collateral-dependent. The Company recognizes income from impaired loans on an accrual basis unless the loan is on nonaccrual status. Income from loans on nonaccrual status is recognized to the extent cash is received and the loan's principal balance is deemed collectible. For the years ended December 31, 2008, 2007 and 2006, no interest income was recorded on impaired loans during the time such loans were on nonaccrual status.

        The following table summarizes impaired loans and any related impairment allowance as of December 31, 2008 and 2007:

	As of December 31,
	2008		2007
	Recorded Investment	Impairment Allowance	Recorded Investment	Impairment Allowance
	(Dollars in thousands)
With impairment allowance:
Real estate loans	$2,994	$652	$7,091	$1,493
Other loans	18,597	2,701	7,713	733
Without impairment allowance:
Real estate loans	32,795	—	6,525	—
Other loans	21,721	—	3,086	—

Total	$76,107	$3,353	$24,415	$2,226

        The following table summarizes OREO by property type at December 31, 2008, and 2007:

	As of December 31,
Property Type	2008	2007
	(Dollars in thousands)
Improved residential land	$3,735	$1,268
Commercial real estate	27,879	869
Residential condominiums	5,343	—
Single family residences	4,353	599

Total	$41,310	$2,736

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Loans, Allowance for Credit Losses, and Other Real Estate Owned (Continued)

        A rollforward of our OREO for 2008 and 2007 is as follows:

	For the Years Ended December 31,
	2008	2007
	(Dollars in thousands)
Balance, beginning of year	$2,736	$—
Additions	48,978	5,863
Loss provisions and fair value adjustments	(1,268)	(38)
Reductions related to sales	(9,136)	(3,089)

Balance, end of year	$41,310	$2,736

        During 2008, we sold eight properties for a net gain of $380,000.

        A rollforward of our OREO valuation allowance for 2008 and 2007 is as follows:

	For the Years Ended December 31,
	2008	2007
	(Dollars in thousands)
Balance, beginning of year	$38	$—
Provision for losses	1,254	—
Due from the SBA	14	38
Reductions due to sales	(52)	—

Balance, end of year	$1,254	$38

        The components of OREO expense, net for the years ended December 31, 2008 and 2007 are as follows:

	For the Years Ended December 31,
	2008	2007
	(Dollars in thousands)
Maintenance costs	$1,344	$99
Provision for losses	1,254	—
(Gain) loss on sale	(380)	6

	$2,218	$105

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(7) Land, Premises and Equipment

        Premises and equipment as of December 31, 2008 and 2007 are as follows:

	As of December 31,
	2008	2007
	(Dollars in thousands)
Land	$2,897	$2,897
Buildings	4,985	4,985
Furniture, fixtures and equipment	22,738	22,094
Leasehold improvements	21,565	19,690

Land, premises and equipment	52,185	49,666
Less accumulated depreciation and amortization	27,510	23,339

Land, premises and equipment, net	$24,675	$26,327

        Depreciation and amortization expense was $5.4 million, $6.3 million and $4.6 million for the years ended December 31, 2008, 2007 and 2006.

        We have obligations under a number of noncancelable operating leases for premises and equipment. As of December 31, 2008, future minimum rental payments under noncancelable operating leases are as follows (in thousands):

2009	$14,154
2010	13,569
2011	11,876
2012	9,696
2013	7,961
Thereafter	21,499

Total	$78,755

        Total gross rental expense for the years ended December 31, 2008, 2007 and 2006 was $13.5 million, $12.2 million and $10.1 million. Most of the leases provide that the Company pay maintenance, insurance and certain other operating expenses applicable to the leased premises in addition to the monthly rental payments. During 2007, we sold two office facilities and leased back a portion of the respective buildings. We recognized a net gain on these transactions of $396,000, which is included in other income. The future rental payments related to these sold and leased-backed office facilities totals $1.7 million over the next 5 years; such amounts are included in the above lease commitment schedule.

        Total rental income for the years ended December 31, 2008, 2007 and 2006 was approximately $424,000, $499,000 and $419,000, respectively. The future minimum rental payments to be received under noncancelable subleases is $4.8 million.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(8) Deposits

        Interest-bearing deposits as of December 31, 2008 and 2007 are comprised of the following:

	As of December 31,
	2008	2007
	(Dollars in thousands)
Interest-bearing checking deposits	$342,241	$366,191
Money market deposits	837,873	1,135,307
Savings deposits	124,603	108,223
Time deposits under $100,000	611,083	138,750
Time deposits of $100,000 or more	393,930	284,729

Total	$2,309,730	$2,033,200

        Brokered deposits totaled $386.8 million at December 31, 2008 and are included in the interest-bearing deposits balance on the accompanying consolidated balance sheet. Such amount includes (a) $107.4 million of customer deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits, (b) $129.9 million of brokered deposits acquired in the SPB deposit acquisition, and (c) $149.5 million of other brokered deposits which mature in 2009.

        The following summarizes the maturity of time deposits as of December 31, 2008 (in thousands):

	Under $100,000	$100,000 or more	Total
2009	$588,842	$368,875	$957,717
2010	20,846	23,846	44,692
2011	1,385	1,209	2,594
2012	10	—	10

Total	$611,083	$393,930	$1,005,013

        Interest expense on deposits for the years ended December 31, 2008, 2007 and 2006 is comprised of the following:

	For the Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Interest-bearing checking deposits	$2,915	$2,493	$423
Money market deposits	19,735	33,621	17,753
Savings deposits	253	229	222
Time deposits under $100,000	8,554	7,228	5,073
Time deposits of $100,000 or more	9,700	12,900	9,748

Total	$41,157	$56,471	$33,219

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Borrowings and Subordinated Debentures

  Borrowings

        The Bank and the holding Company have established secured and unsecured lines of credit. We may borrow funds from time to time on a term or overnight basis from the FHLB, the FRB, or other financial institutions.

        Federal Funds Arrangements with Commercial Banks.    As of December 31, 2008, 2007, and 2006, we had unsecured lines of credit with correspondent banks, subject to availability, in the amount of $155.0 million, $150.0 million, and $60.0 million. These lines are renewable annually and have no unused commitment fees. As of December 31, 2008, 2007, and 2006, there were no balances outstanding.

        FRB Secured Line of Credit.    We established a secured line of credit with the FRB during 2008. The secured borrowing capacity is collateralized by a blanket lien covering $782.4 million of our construction and commercial loans not already pledged to the FHLB as described below. At December 31, 2008, our secured FRB borrowing capacity was $578.3 million. There were no amounts outstanding under the FRB line of credit during 2008.

        FHLB Secured Lines of Credit.    The borrowing arrangements with the FHLB are based on two separate FHLB programs and are collateralized by the majority of our securities available-for-sale and by a blanket lien covering a large portion of our real estate secured loans. At December 31, 2008, approximately $2.5 billion of real estate and commercial loans and securities with a carrying value of $72.6 million are pledged to secure our FHLB lines of credit. The following table summarizes information about our collateralized FHLB borrowing arrangements for the periods indicated.

	As of and for the Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Collateralized borrowing limits	$980,227	$922,488	$750,751
Carrying value of assets pledged	$2,580,436	$2,390,995	$2,463,404
Unused borrowing capacity	$527,790	$355,488	$251,751
Borrowings at the end of the year	$450,000	$567,000	$499,000
Average balance outstanding during the year	$574,358	$349,175	$302,893
Highest balance at any month-end	$698,500	$567,000	$513,400
Weighted average interest cost for the year	3.21%	4.91%	4.94%

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Borrowings and Subordinated Debentures (Continued)

        The following table summarizes our outstanding FHLB advances by their maturity dates as of December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
Year of Maturity	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Overnight	$—	—	$222,000	3.30%
2008	—	—	45,000	4.78%
2009	100,000	3.63%	100,000	3.63%
2010	75,000	3.04%	—	—
2013	50,000	2.71%	—	—
2017	200,000	3.16%	200,000	3.16%
2018	25,000	2.61%	—	—

Total	$450,000	3.16%	$567,000	3.43%

        The FHLB advances outstanding at December 31, 2008, are term advances callable by the FHLB. The call dates for those advances scheduled to mature in 2009 or 2010 have passed; consequently, these advances may no longer be called by the FHLB. The remaining advances have all passed their initial call dates and are currently callable on a quarterly basis by the FHLB. While the FHLB may call the advances to be repaid for any reason, they are likely to be called if market interest rates are higher than the advances' stated rates on the call dates. We may repay the advances with a prepayment penalty at any time.

        Revolving Line of Credit.    The Company has a revolving credit line with U.S. Bank, N.A. for $35.0 million. The revolving line of credit matures on August 30, 2009 and is secured by a pledge of all of the outstanding capital stock of Pacific Western. The credit agreement requires the Company to maintain certain financial and capital ratios, among other covenants and conditions. Such covenants include minimum net worth ratios, maximum debt ratios, a minimum return on average assets, minimum and maximum credit quality ratios, dividend payment limitations and a mandatory paydown provision. As of December 31, 2008, we, and where applicable, Pacific Western, were in compliance with all covenants contained in the line of credit agreement. We pay a quarterly fee of 25 basis points on the unused amounts. There were no amounts outstanding under the revolving line of credit as of December 31, 2008. At December 31, 2007, our revolving credit line with U.S. Bank, N.A. totaled $70.0 million of which $45.0 million was outstanding at an interest rate of 5.26%.

  Subordinated Debentures

        The Company had an aggregate of $130.0 million subordinated debentures outstanding at December 31, 2008, $138.5 million at December 31, 2007 and $149.2 million at December 31, 2006. The subordinated debentures outstanding at December 31, 2008 were issued in seven separate series. Each issuance has a maturity of thirty years from its date of issue. Debt issuance costs are amortized on a straight-line basis over the period to the first call date. The subordinated debentures were issued to trusts established by us or entities we have acquired, which in turn issued trust preferred securities, which total $123.0 million at December 31, 2008. These trust preferred securities are presently considered Tier 1 capital for regulatory purposes. With the exception of Trust I and Trust CI, the subordinated debentures are callable at par, only by the issuer, five years from the date of issuance,

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Borrowings and Subordinated Debentures (Continued)

subject to certain exceptions. We are permitted to call the debentures in the first five years if the prepayment election relates to one of the following three events: (i) a change in the tax treatment of the debentures stemming from a change in the IRS laws; (ii) a change in the regulatory treatment of the underlying trust preferred securities as Tier 1 capital; and (iii) a requirement to register the underlying trust as a registered investment company. However, redemption in the first five years is subject to a prepayment penalty. Trust I and Trust CI may not be called for 10 years from the date of issuance unless one of the three events described above has occurred and then a prepayment penalty applies. In addition, there is a prepayment penalty if either of these debentures is called 10 to 20 years from the date of their issuance and they may be called at par after 20 years. The proceeds of the subordinated debentures were used primarily to fund several of our acquisitions and to augment regulatory capital.

        The following table summarizes the terms of each issuance of the subordinated debentures outstanding December 31, 2008:

Series	Date issued	Amount	Maturity	Earliest Call Date by Company without Penalty(1)	Fixed or Variable Rate	Rate Index	Current Rate(2)	Next Reset Date
	(Dollars in thousands)
Trust CI(3)	3/23/2000	$10,310	3/8/2030	3/8/2020	Fixed	N/A	11.00%	N/A
Trust I	9/7/2000	8,248	9/7/2030	9/7/2020	Fixed	N/A	10.60%	N/A
Trust V	8/15/2003	10,310	9/17/2033	N/A	Variable	3 month LIBOR + 3.10	4.97%	3/15/2009
Trust VI	9/3/2003	10,310	9/15/2033	N/A	Variable	3 month LIBOR + 3.05	5.05%	3/12/2009
Trust CII(3)	9/17/2003	5,155	9/17/2033	N/A	Variable	3 month LIBOR + 2.95	4.82%	3/15/2009
Trust VII	2/5/2004	61,856	4/23/2034	4/23/2009	Variable	3 month LIBOR + 2.75	3.92%	4/28/2009
Trust CIII(3)	8/15/2005	20,619	9/15/2035	9/15/2010	Fixed(4)	N/A	5.85%	9/15/2010
Unamortized premium(5)		3,186

Total		$129,994

(1)
As described above, certain issuances may be called earlier without penalty upon the occurrence of certain events.

(2)
As of February 17, 2009; excludes debt issuance costs.

(3)
Acquired in the Community Bancorp acquisition.

(4)
Interest rate is fixed until 9/15/2010 and then is variable at a rate of 3-month LIBOR + 1.69%.

(5)
This amount represents the remaining unamortized premium of the fair value adjustment made to the four trusts that we acquired during 2007.

(10) Reorganization Charges

        The 2008 reorganization charges of $258,000 represent the costs incurred in changing the Company's state of incorporation from California to Delaware. The 2007 reorganization charges of $1.7 million represent an accrual for severance costs associated with a staff reduction, the consolidation of branch offices, and other costs associated with the merger of First National with Pacific Western. The 2006 reorganization charges of $1.8 million represent an accrual for severance costs associated with the Community Bancorp acquisition, the consolidation of branch offices, and other costs associated with Pacific Western's charter-conversion and the merger of First National with Pacific Western. At December 31, 2008, the remaining liability for these accrued reorganization costs totaled $87,000 and related to future rent for vacant facilities.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) Reorganization Charges (Continued)

        The following table presents the activity in the reorganization cost liability account for the years ended December 31, 2008 and 2007:

	Severance and Employee-related	System Conversion and Integration	Asset Write-downs, Lease Terminations and Other Facilities-related	Other	Total
	(Dollars in thousands)
Balance at December 31, 2006	$68	$130	$527	$63	$788
Additions, net of reversals	999	219	539	(26)	1,731
Noncash write-downs and other	—	19	(502)	11	(472)
Cash outlays	(1,067)	(328)	(205)	(48)	(1,648)

Balance at December 31, 2007	$—	$40	$359	$—	$399
Additions, net of reversals	—	—	—	258	258
Noncash write-downs and other	—	(17)	11	—	(6)
Cash outlays	—	(23)	(283)	(258)	(564)

Balance at December 31, 2008	$—	$—	$87	$—	$87

(11) Commitments and Contingencies

  Lending

        The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in those particular classes of financial instruments.

        The following is a summary of those financial instruments as of December 31, 2008 and 2007:

	2008	2007
	(Dollars in thousands)
Commitments to extend credit—fixed rate	$77,325	$165,622
Commitments to extend credit—variable rate	851,004	1,007,287
Standby letters of credit	67,124	89,634
Commercial letters of credit	208	1,248

	$995,661	$1,263,791

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Of the $995.7 million of commitments to extend credit, $9.9 million is related to foreign loans.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Commitments and Contingencies (Continued)

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees will expire within one year. The Company generally requires collateral or other security to support financial instruments with credit risk.

        In addition, the Company has investments in low income housing project partnerships which provide the Company income tax credits and in several small business investment companies. The investments call for capital contributions up to an amount specified in the partnership agreements. The Company had commitments to contribute capital to these entities totaling $360,000 and $559,000 as of December 31, 2008 and 2007.

  Legal Matters

        In the ordinary course of our business, we are party to various other legal actions, which we believe are incidental to the operation of our business. Although the ultimate outcome and amount of liability, if any, with respect to these other legal actions to which we are currently a party cannot presently be ascertained with certainty. In the opinion of management, based upon information currently available to us, any resulting liability is not likely to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

(12) Fair Value of Financial Instruments

        The following tables present information on the assets measured and recorded at fair value on a recurring and nonrecurring basis at and for the year ended December 31, 2008.

Asset Categories		Fair Value Measurements Using
Recurring	Total Fair Value	Quoted Market Price Level 1	Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in thousands)
Securities available-for-sale	$121,577	—	$121,577	—

Nonrecurring	Total Fair Value		Level 1	Level 2	Level 3	Total Gains (Losses)
	(Dollars in thousands)
Goodwill	$—		$—	$—	$—	$(761,701)
Impaired loans	42,141		—	19,964	22,177	(7,118)
Loans transferred from held-for-sale to the regular portfolio	24,632	(a)	—	24,632	—	(673)
Other real estate owned	5,194		—	3,718	1,476	(1,254)
Servicing asset	2,339		—	—	2,339	8

						$(770,738)

(a)
Represents unpaid balance at the time of transfer.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Fair Value of Financial Instruments (Continued)

        SFAS 107 requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Additionally, certain financial instruments and all nonfinancial instruments are excluded from the scope of SFAS 107. The following table is a summary of fair value estimates as of December 31, 2008 and 2007, for financial instruments, in accordance with SFAS 107.

	2008		2007
	Carrying or Contract Amount	Fair Value Estimates	Carrying or Contract Amount	Fair Value Estimates
	(Dollars in thousands)
Financial Assets:
Cash and due from banks	$100,925	$100,925	$99,363	$99,363
Federal funds sold	165	165	2,000	2,000
Interest-bearing deposits in financial institutions	58,780	58,780	420	420
Investment in FHLB stock	33,782	33,782	26,649	26,649
Securities available-for-sale	121,577	121,577	106,888	106,888
Loans, held for sale	—	—	63,565	64,425
Loans, net	3,924,372	3,905,773	3,896,661	3,924,533
Financial Liabilities:
Deposits	3,475,215	3,479,214	3,245,146	3,245,045
Borrowings	450,000	475,085	612,000	612,203
Subordinated debentures	129,994	134,080	138,488	141,170

        The following is a description of the valuation methodologies used to measure our assets recorded at fair value (under SFAS 157) and for estimating fair value for financial instruments not recorded at fair value (under SFAS 107).

        Cash and Due from Banks and Federal Funds Sold.    The carrying amount is assumed to be the fair value because of the liquidity of these instruments.

        Interest-bearing Deposits in Financial Institutions.    The carrying amount is assumed to be the fair value given the short-term nature of these deposits.

        FHLB stock.    The fair value of FHLB stock is based on our recorded investment. In January 2009, the FHLB announced it suspended excess FHLB stock redemptions and dividend payments. As a result of the FHLB's announcement, we evaluated the carrying value of our FHLB stock investment at December 31, 2008 for impairment. Based on the FHLB's most recent publicly available financial results, its capital position and its bond ratings, we concluded such investment was not impaired at December 31, 2008.

        Securities available-for-sale.    Securities available-for-sale are measured and carried at fair value on a recurring basis. An independent third party prepares market valuations of our securities available-for-sale, which consist entirely of fixed income investments. The fair values are determined by using several sources for valuing fixed income securities. The techniques include pricing models that vary based on the type of asset being valued and incorporate available trade, bid and other market information. The market valuation sources include observable market inputs and are therefore

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Fair Value of Financial Instruments (Continued)

considered Level 2 inputs for purposes of determining the fair values. See also Note 5 for unrealized gains and losses on securities available-for-sale.

        Loans held for sale and transferred from held for sale to the regular portfolio.    Loans held for sale are carried at the lower of cost or fair value. Fair values are based on quoted secondary market prices available as of the balance sheet date. If a quoted market price is not available, fair value is estimated using quoted market prices for loans with similar maturity and rate characteristics. As such, we consider loans held for sale as Level 2 inputs subject to nonrecurring fair value measurement. During 2008, SBA loan sales were suspended due to deterioration in the market for such sales. We transferred the SBA loans held for sale to the regular loan portfolio at the lower of cost or fair value, and at the time of the transfer, we recognized a $673,000 write-down related to $24.6 million in loans.

        Loans.    Loans are not measured at fair value on a recurring basis. Therefore, the following valuation discussion relates to estimating the fair value disclosures under FAS 107. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type and further segmented into fixed and adjustable rate interest terms and by credit risk categories. The fair value estimates do not take into consideration the value of the loan portfolio in the event the loans have to be sold outside the parameters of normal operating activities. The fair value of performing fixed rate loans is estimated by discounting scheduled cash flows through the estimated maturity using estimated market prepayment speeds and estimated market discount rates that reflect the credit and interest rate risk inherent in the loans. The estimated market discount rates used for performing fixed rate loans are the Company's current offering rates for comparable instruments with similar terms. The fair value of performing adjustable rate loans is estimated by discounting scheduled cash flows through the next repricing date. As these loans reprice frequently at market rates and the credit risk is not considered to be greater than normal, the market value is typically close to the carrying amount of these loans.

        Impaired loans.    Impaired loans are measured and recorded at fair value on a non-recurring basis. Impaired loans include all of our nonaccrual loans and certain restructured loans, all of which are reviewed individually for the amount of impairment, if any. Most of our loans are collateral dependent and, accordingly, we measure impaired loans based on the fair value of such collateral. The fair value of each loan's collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 2 measurement. When adjustments are made to an appraised value to reflect various factors such as the age of the appraisal or known changes in the market or the collateral, such valuation inputs are considered unobservable and the fair value measurement is categorized as a Level 3 measurement. In addition, unsecured impaired loans are measured at fair value based generally on unobservable inputs, such as the strength of a guarantor, discounted cash flow models and management's judgment; the fair value measurement of these loans is also categorized as a Level 3 measurement. The loan balances shown in the above tables represent those nonaccrual and restructured loans for which impairment was recognized during 2008. The amounts shown as losses represent, for the loan balances shown, the impairment recognized during 2008. Of the $63.5 million in loans on nonaccrual status at December 31, 2008, loans totaling $19.7 million were written down to their fair values through the provision for credit losses in 2008.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Fair Value of Financial Instruments (Continued)

        Other real estate owned.    The fair value of foreclosed real estate is generally based on estimated market prices from independently prepared appraisals or negotiated sales prices with potential buyers; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement on a nonrecurring basis. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, such valuation inputs result in a fair value measurement that is categorized as a Level 3 measurement. The OREO losses shown above are write-downs based on either an accepted purchase offer by an independent third party received after foreclosure or lowered listing prices based on management's expectation of local market conditions.

        Goodwill.    In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill was written down to its implied fair value of zero by charges to earnings of $761.7 million during 2008. The key inputs used to determine the implied fair value of the Company and the corresponding amount of the write-off included the quoted market price of our common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows, and inputs from comparable transactions. In addition, consideration was given to the value that may arise from synergies and other benefits that would accrue from control over an entity. These nonrecurring valuation inputs are considered to be Level 2 and 3 inputs.

        Servicing asset.    In accordance with SFAS No. 156, Accounting for Servicing of Financial Assets, the SBA servicing asset, included in other assets in the balance sheet, was written up to its implied fair value of $2.3 million. The fair value of the servicing asset is estimated by discounting future cash flows using market-based discount rates and prepayment speeds. The discount rate is based on the current US Treasury yield curve, as published by the Department of the Treasury, plus a spread for the marketplace risk associated with these assets. We utilize estimated prepayment vectors using SBA prepayment information provided by Bloomberg for pools of similar assets to determine the timing of the cash flows. These nonrecurring valuation inputs are considered to be Level 3 inputs.

        Deposits.    Deposits are carried at historical cost. In accordance with SFAS 107, the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings and checking accounts, is equal to the amount payable on demand as of the balance sheet date. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. No value has been separately assigned to the Company's long-term relationships with its deposit customers, such as a core deposit intangible.

        Borrowings.    Borrowings are carried at amortized cost. In accordance with SFAS 107, the fair value of adjustable rate borrowings is estimated to be the carrying amount because rates paid are the same as rates currently offered for borrowings with similar remaining maturities and characteristics. The fair value of fixed rate borrowings is calculated by discounting scheduled cash flows through the estimated maturity or call dates using estimated market discount rates that reflect current rates offered for borrowings with similar remaining maturities and characteristics.

        Subordinated Debentures.    Subordinated debentures are carried at amortized cost. In accordance with SFAS 107, the fair value of the subordinated debentures is based on the discounted value of contractual cash flows for fixed rate securities. The discount rate is estimated using the rates currently offered for similar securities of similar maturity. The fair value of subordinated debentures with variable rates is deemed to be the carrying value.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(12) Fair Value of Financial Instruments (Continued)

        Commitments to Extend Credit and Standby Letters of Credit.    The majority of our commitments to extend credit carry current market interest rates if converted to loans. Because these commitments are generally unassignable by either the borrower or us, they only have value to the borrower and us. The estimated fair value approximates the recorded deferred fee amounts and is excluded from the table above because it is not material.

  Limitations

        Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of December 31, 2008 and 2007, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

(13) Income Taxes

        For the years ended December 31, 2008, 2007 and 2006, the components of income taxes consist of the following:

	For the Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Current income taxes:
Federal	$20,041	$50,154	$40,803
State	6,476	16,202	11,695

Total current income taxes	26,517	66,356	52,498

Deferred income taxes:
Federal	(4,322)	(3,059)	(1,928)
State	(2,106)	(853)	942

Total deferred income taxes	(6,428)	(3,912)	(986)

Total income tax expense	$20,089	$62,444	$51,512

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Income Taxes (Continued)

        The following table is a reconciliation of total income taxes to the amount of taxes computed by applying the applicable statutory Federal income tax rate of 35% to earnings before income taxes and cumulative effect of accounting change:

	For the Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Computed expected income taxes at Federal statutory rate	$(247,792)	$53,470	$44,579
State tax, net of federal tax benefit	2,840	9,977	8,214
Goodwill impairment	264,935	—	—
Increase in cash surrender value of life insurance	(847)	(871)	(772)
Tax credits	(727)	(755)	(656)
Other, net	1,680	623	147

Recorded income taxes	$20,089	$62,444	$51,512

        The Company had net taxes payable of $1.0 million at December 31, 2008 and net taxes receivable of $3.3 million at December 31, 2007.

        The Company had available at December 31, 2008, approximately $4.4 million of unused Federal net operating loss carryforwards that may be applied against future taxable income through 2021. The Company had available at December 31, 2008, approximately $410,000 of unused state net operating loss carryforwards that may be applied against future taxable income through 2014. Utilization of the net operating loss and other carryforwards are subject to annual limitations set forth in Section 382 of the Internal Revenue Code.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Income Taxes (Continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, the net balance of which is included in other assets, as of December 31, 2008 and 2007 are as follows:

	2008	2007
	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses, due to differences in computation of bad debts	$28,689	$25,198
Interest on nonaccrual loans	951	1,178
Deferred compensation	5,446	5,414
Net operating losses	1,553	2,372
Premises and equipment, principally due to differences in depreciation	3,405	2,517
Accrued liabilities	7,553	8,050
Other	5,554	4,691
State tax benefit	2,403	5,593

Gross deferred tax assets	55,554	55,013

Deferred tax liabilities:
Core deposit and customer relationship intangibles	13,324	19,088
Deferred loan fees and costs	438	634
Unrealized gain on securities available-for-sale	1,051	379
FHLB stock dividends	1,146	1,073

Gross deferred tax liabilities	15,959	21,174

Total net deferred tax asset	$39,595	$33,839

        Based upon our tax paying history and estimates of taxable income over the years in which the items giving rise to the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences

        We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption we determined that the reserve for uncertain tax positions already recorded was appropriate under FIN 48.

        Our evaluation of tax positions was performed for those tax years which remain open to audit. As of December 31, 2008, all the federal returns filed since 2005 and state returns filed since 2004 are still subject to adjustment upon audit. The State of California is currently examining our 2004 and 2005 income tax returns.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Income Taxes (Continued)

        A reconciliation of these unrecognized net tax benefit tax positions for the year ended December 31, 2008 follows (dollars in thousands):

Balance as of January 1, 2008	$1,328
Increases related to current and prior years' tax positions	3,299
Reductions due to lapse of statutes of limitations	(421)

Balance as of December 31, 2008	$4,206

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

(14) Earnings Per Share

        The following is a summary of the calculation of basic and diluted net earnings (loss) per share for the years ended December 31, 2008, 2007 and 2006.

	For the Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per share data)
Net earnings (loss) before cumulative effect of accounting change	$(728,065)	$90,326	$75,856
Accounting change	—	—	142

Net earnings (loss)	$(728,065)	$90,326	$75,998

Weighted average shares outstanding	27,177	28,572	23,476
Dilutive restricted stock and stock options	—	104	204

Diluted weighted average shares outstanding	27,177	28,676	23,680

Earnings (loss) per share(a):
Basic	$(26.79)	$3.16	$3.23

Diluted	$(26.79)	$3.15	$3.21

(a)
The effect of the accounting change is less than $0.01 per share for 2006.

        Diluted earnings per share does not include all potentially dilutive shares that may result from outstanding stock options and restricted stock awards which may eventually vest. The number of stock options and performance-based and time-based restricted shares which are outstanding but not included in the calculation of diluted earnings per share were 1,272,654 for 2008, 759,480 for 2007 and 681,417 for 2006.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Stock Compensation Plans

        The Company's 2003 Stock Incentive Plan, or the 2003 Plan, permits stock-based compensation awards to officers, directors, key employees and consultants. The 2003 Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 3,500,000 shares of authorized but unissued Company common stock, subject to adjustments provided by the 2003 Plan. As of December 31, 2008, there were 110,680 shares available for grant under the 2003 Plan.

  Restricted Stock

        The Company began awarding time-based and performance-based restricted stock in 2003. The grants of restricted stock awards replaced the practice of granting stock options. The awarded shares of time-based restricted stock vest over a service period of three to five years from date of the grant. The awarded shares of performance-based restricted common stock vest in full or in part on the date the Compensation, Nominating and Governance, or CNG, Committee of the Board of Directors, as Administrator of the 2003 Plan, determines that the Company achieved certain financial goals established by the CNG Committee as set forth in the grant documents. Both time-based and performance-based restricted stock vest immediately upon a change in control of the Company as defined in the 2003 Plan and upon death of the employee.

        A summary of restricted stock transactions for the years ended December 31, 2008 and 2007 is presented in the table below:

	Shares	Fair value
Outstanding at December 31, 2006	750,014	$49.91
Awarded	301,800	53.69
Shares issued by the Company upon vesting	(157,046)	35.13
Forfeited	(33,499)	53.19

Outstanding at December 31, 2007	861,269	53.80
Awarded	597,730	29.29
Shares issued by the Company upon vesting	(88,898)	49.41
Forfeited	(60,515)	51.63

Outstanding at December 31, 2008	1,309,586	$43.01

        At December 31, 2008, there were 789,586 shares of unvested time-based restricted stock and 520,000 shares of unvested performance-based restricted stock. In 2007 we determined that attainment of the financial targets related to the 2006 and 2007 awards of performance-based restricted stock within their remaining vesting horizons was less than probable and we suspended amortization of the expense related to these awards. During the fourth quarter of 2008 we further determined that attainment of the financial targets related to such performance-based restricted stock within their remaining vesting horizons was improbable and we reversed the amounts previously expensed related to these awards of $4.5 million. If and when the attainment of such financial targets is deemed probable in future periods, a catch-up adjustment will be recorded and amortization of such performance-based restricted stock will begin again. The total amount of unrecognized compensation expense related to the performance-based restricted stock for which amortization was suspended and reversed totaled $27.7 million at December 31, 2008. The remaining amount of the time-based restricted stock amortization related to the unvested awards totals $21.7 million as of December 31, 2008 and is

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Stock Compensation Plans (Continued)

expected to be recognized over the weighted average remaining contractual period of 1.5 years. The unvested performance-based restricted stock awarded in 2006 and 2008 expire in 2013. The unvested performance-based restricted stock awarded in 2007 expires in 2017.

        Restricted stock amortization totaled $930,000, $8.0 million and $7.6 million for the years ended December 31, 2008, 2007 and 2006 and is included in compensation expense in the accompanying consolidated statements of earnings.

        The following table summarizes information about outstanding time-based and performance-based restricted stock awards at December 31, 2008

	At award date		Vesting		Forfeited		Outstanding at December 31, 2008
	Number of shares awarded	Weighted average fair value	Number of shares vested	Weighted average fair value on award date	Number of shares	Weighted average fair value on award date	Number of shares	Weighted average fair value on award date	Fair value at 12/31/08(a)	Weighted average remaining contractual life
	(Dollars in thousands)
Time-based restricted stock awarded in:
2003	205,000	$32.41	160,502	$32.46	44,498	$32.25	—	$—	$—	—
2004	155,980	$36.82	140,438	$36.81	15,542	$36.82	—	$—	—	—
2005	77,500	$47.48	36,742	$46.87	24,066	$48.55	16,692	$47.25	449	0.5
2006	215,750	$56.49	49,870	$56.26	47,916	$56.09	117,964	$56.74	3,173	1.1
2007	96,800	$51.08	—	$—	12,500	$52.41	84,300	$50.88	2,268	1.6
2008	577,730	$29.52	—	$—	7,100	$30.86	570,630	$29.50	15,350	2.0

Total time-based restricted stock awards	1,328,760		387,552		151,622		789,586		21,240	1.8

Performance-based restricted stock awarded in:
2003	255,000	$32.05	242,500	$32.05	12,500	$31.90	—	$—	—	—
2006	315,000	$54.27	—	$—	20,000	$54.21	295,000	$54.27	7,935	4.3
2007	205,000	$54.92	—	$—	—	$—	205,000	$54.92	5,515	8.1
2008	20,000	$22.66	—	$—	—	$—	20,000	$22.66	538	4.3

Total performance-based restricted stock awards	795,000		242,500		32,500		520,000		13,988	5.6

Total awards	2,123,760		630,052		184,122		1,309,586		$35,228	3.3

(a)
Determined using the $26.90 closing price of PacWest common stock on December 31, 2008.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Stock Compensation Plans (Continued)

  Stock Options

        A summary of our outstanding stock option transactions during 2008 is presented in the table below:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value(a)
			(Dollars in thousands)
Outstanding at December 31, 2007	2,312	$18.91
Exercised	1,000	$29.97

Outstanding and exercisable at December 31, 2008	1,312	$10.49	$22

    (a)
    Calculated as the difference between the $26.90 closing price of PacWest common stock on December 31, 2008 and the weighted average exercise price multiplied by the number of options outstanding.

(16) Benefit Plans

  Directors Deferred Compensation Plan

        The Company had a deferred compensation plan, or the DDCP, in which some of the Company's directors and executive officers participated. The DDCP was administered by an administrative committee, which consists of certain non-director executive officers of the Company. The DDCP allowed participants to defer payment of all or a portion of their directors' fees, in the case of outside directors, or base salary, bonus or other compensation, including restricted stock awards, in the case of employee participants, for the next succeeding calendar year. Participation in the DDCP was voluntary and participants could not change their investment elections once made. Participants could elect to have their contributions used to purchase Company common stock. In December 2008 the Company elected to terminate the DDCP and in January 2009 all participants in the DDCP received distributions of amounts previously deferred, including 184,395 shares of Company common stock, and the DDCP was terminated.

  401(K) Plans

        The Company sponsors a defined contribution plan for the benefit of its employees. Participants are eligible to participate immediately as long as they work a minimum of 1,000 hours and are at least 21 years of age. Eligible participants may contribute up to 60% of their annual compensation, not to exceed the dollar limit imposed by the Internal Revenue Code, or IRS. Employer contributions are determined annually by the Board of Directors in accordance with plan requirements and made on an annual basis. The Company may match 50% up to the first 6% of annual compensation, not to exceed the dollar limit set by the IRS.

        When we acquire other companies, they generally have a 401(k) plan that we maintain until the IRS approves our application to terminate an acquired plan. Participants of those 401(k) plans who

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(16) Benefit Plans (Continued)

become employees of the Company are eligible to participate in the Company's 401(k) plan according to the eligibility guidelines.

        Expense related to 401(k) contributions was $1.0 million, $938,000 and $687,000 for the years ended December 31, 2008, 2007, and 2006.

(17) Stockholders' Equity

        Subsequent to the May 2008 change of our state of incorporation to Delaware, the Company now records treasury shares for shares surrendered to the Company resulting from statutory payroll tax obligations arising from the vesting of restricted stock. During 2008, the Company purchased 12,360 treasury shares at a weighted average price of $20.78 per share.

        The Board of Directors authorized certain stock repurchase programs during 2007 and 2006. The following table summarizes the Company's common stock repurchase under the authorized programs for the years indicated:

	Shares repurchased	Weighted average price
2007	2,491,538	$49.48
2006	100,000	$53.26

(18) Dividend Availability and Regulatory Matters

        Holders of Company common stock are entitled to receive dividends declared by the Board of Directors out of funds legally available under state law governing the Company and certain federal laws and regulations governing the banking and financial services business. Our ability to pay dividends to our stockholders is subject to the restrictions set forth in Delaware General Corporation Law, certain provisions of our credit agreement with U.S. Bank, N.A., and certain covenants contained in the indentures governing trust preferred securities issued by us or entities that we have acquired.

        It is possible, depending upon the financial condition of the Bank, and other factors, that the FRB, the FDIC or the California Department of Financial Institutions, or DFI, could assert that payment of dividends or other payments is an unsafe or unsound practice. Pacific Western is subject to restrictions under certain federal and state laws and regulations governing banks which limit its ability to transfer funds to the holding company through intercompany loans, advances or cash dividends. Dividends paid by state banks such as Pacific Western are regulated by the DFI under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for three previous fiscal years less any dividend paid during such period. During 2008, PacWest received dividends of $106.0 million in dividends from the Bank. For the forseeable future, further dividends from the Bank to the Company will require DFI approval.

        PacWest, as a bank holding company, is subject to regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended. The Federal Deposit Insurance Corporation Improvement Act of 1991 required that the federal regulatory agencies adopt regulations defining capital tiers for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(18) Dividend Availability and Regulatory Matters (Continued)

capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (leverage ratio). Tier 1 Capital includes common stockholders' equity, trust preferred securities, less goodwill and certain other deductions (including a portion of servicing assets and the unrealized net gains and losses, after taxes on securities available for sale). Total risk-based capital includes Tier 1 capital and other items such as subordinated debt and the allowance for credit losses. Both measures are stated as a percentage of risk-weighted assets, which are measured based on their perceived credit risk and include certain off-balances sheet exposures, such as unfunded loan commitments and letters of credit. The Company is also subject to a leverage ratio requirement, a non risk-based asset ratio, which is defined as Tier 1 Capital as a percentage of average assets, adjusted for goodwill and other non-qualifying intangibles and other assets.

        Bank holding companies considered to be "adequately capitalized" are required to maintain a minimum total risk-based capital ratio of 8% of which at least 4.0% must be Tier 1 capital and a minimum leverage ratio of 4.0%. Bank holding companies considered to be "well capitalized" must maintain a minimum risk-based capital ratio of 10.0% of which at least 6.0% must be Tier 1 capital and a minimum leverage ratio of 5%. As of December 31, 2008 and 2007, the most recent notification from the regulatory agencies categorized the Company and the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's or any of the Bank's categories.

        Management believes, as of December 31, 2008, that we have met all capital adequacy requirements to which we are subject.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(18) Dividend Availability and Regulatory Matters (Continued)

        Actual capital amounts and ratios for the Company and the Bank as of December 31, 2008 are presented in the following table:

	Actual		Well Capitalized Minimum Requirement		Excess Capital
	Amount	Ratio	Amount	Ratio	Amount
	(Dollars in thousands)
As of December 31, 2008
Total Capital (to Risk-Weighted Assets):
Consolidated Company	$525,274	11.95%	$439,642	10.00%	$85,632
Pacific Western Bank	521,406	11.87	439,341	10.00	82,065
Tier I Capital (to Risk-Weighted Assets):
Consolidated Company	470,185	10.69	263,785	6.00	206,400
Pacific Western Bank	466,317	10.61	263,605	6.00	202,712
Tier I Capital (to Average Assets):
Consolidated Company	470,185	10.50	223,873	5.00	246,312
Pacific Western Bank	466,317	10.43	223,622	5.00	242,695
As of December 31, 2007
Total Capital (to Risk-Weighted Assets):
Consolidated Company	$535,822	11.92%	$449,515	10.00%	$86,307
Pacific Western Bank	579,284	12.90	449,057	10.00	130,227
Tier I Capital (to Risk-Weighted Assets):
Consolidated Company	479,557	10.67	269,667	6.00	209,890
Pacific Western Bank	523,078	11.65	269,396	6.00	253,682
Tier I Capital (to Average Assets):
Consolidated Company	479,557	11.06	216,798	5.00	262,759
Pacific Western Bank	523,078	12.07	216,685	5.00	306,393

        We have issued subordinated debentures to trusts that were established by us or entities we have acquired which, in turn, issued trust preferred securities, which totaled $123.0 million and $131.0 million at December 31, 2008 and 2007. These securities are treated as regulatory capital for purposes of determining the Company's capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company's banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, effective March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as stockholders' equity, less goodwill net of any related deferred income tax liability. The regulations that were in effect through December 31, 2008 limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. All $123.0 million of our trust preferred securities were included in Tier I capital at December 31, 2008. Had the proposed rule been in effect at December 31, 2008 we could have included $115.7 million of these securities. Had we received the CapGen investment (see Note 22) on or before December 31, 2008 and had the proposed rule been in effect at December 31, 2008, on a pro forma basis, all $123.0 million of the trust preferred

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(18) Dividend Availability and Regulatory Matters (Continued)

securities could have been included in our Tier I capital at December 31, 2008. Accordingly, we expect that our Tier I capital ratios will be at or above the existing well-capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

(19) Condensed Financial Information of Parent Company

        The parent company only condensed balance sheets as of December 31, 2008 and 2007 and the related condensed statements of earnings (loss) and condensed statements of cash flows for each of the years in the three-year period ended December 31, 2008 are presented below.

	At December 31,
	2008	2007
	(Dollars in thousands)
Condensed Balance Sheets
Assets:
Cash and due from banks	$9,051	$2,951
Investments in subsidiaries	494,858	1,312,873
Other assets	9,728	8,798

Total assets	$513,637	$1,324,622

Liabilities:
Short-term borrowings	$—	$45,000
Subordinated debentures	129,994	138,488
Other liabilities	7,917	2,782

Total liabilities	137,911	186,270

Stockholders' equity	375,726	1,138,352

Total liabilities and stockholders' equity	$513,637	$1,324,622

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(19) Condensed Financial Information of Parent Company (Continued)

	For the Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Condensed Statements of Earnings (Loss)
Miscellaneous income	$273	$350	$340
Dividends from subsidiaries	106,000	140,500	50,000

Total income	106,273	140,850	50,340

Interest expense	8,905	12,216	11,442
Operating expenses	13,552	15,253	14,890

Total expenses	22,457	27,469	26,332

Earnings before income tax benefit and equity in undistributed earnings of subsidiaries	83,816	113,381	24,008
Income tax benefit	9,286	11,384	10,912

Earnings before equity in undistributed earnings (losses) of subsidiaries	93,102	124,765	34,920
(Distributions in excess of) equity in undistributed earnings (losses) of subsidiaries	(821,167)	(34,439)	40,936

Net earnings (loss) before cumulative effect of accounting change	(728,065)	90,326	75,856
Cumulative effect on prior years (to December 31, 2005) of changing the method of accounting for stock-based compensation forfeitures	—	—	142

Net earnings (loss)	$(728,065)	$90,326	$75,998

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(19) Condensed Financial Information of Parent Company (Continued)

	For the Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Condensed Statements of Cash Flows
Cash flows from operating activities:
Net earnings (loss)	$(728,065)	$90,326	$75,998
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Change in other assets	(930)	(329)	(1,707)
Change in other liabilities	4,889	(840)	(3,662)
Amortization of unearned compensation related to stock awards	(2,138)	3,741	4,249
Distributions in excess of (equity in undistributed) (earnings) losses of subsidiaries	821,167	34,439	(41,032)

Net cash provided by operating activities	94,923	127,337	33,846

Cash flows provided by (used in) investing activities:
Net decrease (increase) in investment in subsidiaries	844	(6,408)	(102,381)

Net cash provided by (used in) investing activities	844	(6,408)	(102,381)

Cash flows from financing activities:
Net (surrender) proceeds from exercise and vesting of stock awards	(258)	738	6,415
Tax effect included in stockholders' equity of stock option exercises and restricted stock vesting	(466)	3,347	6,585
Cash dividends paid	(35,438)	(37,473)	(29,956)
Repayment of subordinated debentures	(8,248)	(10,310)	(20,620)
Net (decrease) increase in borrowings	(45,000)	45,000	—
Net (repurchases) proceeds from issuance of common stock	(257)	(123,274)	104,130

Net cash (used in) provided by financing activities	(89,667)	(121,972)	66,554

Net increase (decrease) in cash and cash equivalents	6,100	(1,043)	(1,981)
Cash, beginning of the year	2,951	3,994	5,975

Cash, end of the year	$9,051	$2,951	$3,994

Supplemental disclosure of noncash investing and financing activities:
Common stock issued for acquisitions	$—	$27,688	$494,765

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(20) Comprehensive Income (Loss)

	For the Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Net earnings (loss)	$(728,065)	$90,326	$75,998
Other comprehensive income, net of related income taxes:
Unrealized gains on securities:
Unrealized holding gains (losses) on securities arising during the period	1,056	695	328
Reclassification of realized gains included in income	(128)	—	1,916

	928	695	2,244

Comprehensive income (loss)	$(727,137)	$91,021	$78,242

(21) Related Party Transactions

        Castle Creek Financial, LLC, or Castle Creek Financial, serves as the exclusive financial advisor for the Company pursuant to an engagement letter dated December 5, 2006 that was renewed on January 8, 2008 between Castle Creek Financial and the Company. Castle Creek Financial is an affiliate of Castle Creek Capital, LLC, which is controlled by the Company's chairman. During 2008 and 2007, there were no amounts paid by the Company to Castle Creek Financial. In 2006 the Company paid Castle Creek Financial $6.5 million for financial advice relating to our three acquisitions during 2006.

        As of December 31, 2008, there were no loans outstanding to any members of our board of directors or executive management. Such parties deposits totaled $4.7 million as of that date and bear market rates and terms.

(22) CapGen Financial Investment

        On September 2, 2008 we announced that the private equity firm CapGen Financial had agreed to acquire approximately $100 million of newly issued shares of PacWest Bancorp common stock at a price of $26 per share, which represented a 21% premium to the last five trading-day average closing price of PacWest common stock before the announcement. The investment was subject to regulatory approval by federal and state banking authorities. On January 14, 2009 the investment by CapGen Financial was closed and we issued, via a private placement to CapGen Capital Group II LP, an affiliate of CapGen Financial, 3,846,153 PacWest common shares at $26 per share for total cash consideration of approximately $100 million. CapGen Capital Group II LP has registered as a bank holding company and as a result of the investment it owns approximately 12% of PacWest common stock on a fully-diluted pro forma basis as of December 31, 2008.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2008 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        (b)    Management's Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

        Attestation Report of the Registered Public Accounting Firm.    KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

        (c)    Changes in Internal Control Over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

        Information required by this Item regarding the Company's directors and executive officers, and corporate governance, including information with respect to beneficial ownership reporting compliance, will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2009 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to the registrant's Code of Business Conduct and Ethics that applies to its employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10-K under "Item 1. Business—Available Information."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item will appear in the Proxy Statement we will deliver to our shareholders in connection with our 2009 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2009 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to securities authorized for issuance under the Company's equity compensation plans is included in Part II of this Annual Report on Form 10-K under "Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2009 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2009 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  1. Financial Statements

        The consolidated financial statements of PacWest Bancorp and its subsidiaries and independent auditors' report are included in Item 8 under Part II of this Form 10-K.

    2.
    Financial Statement Schedules

        All financial statement schedules have been omitted, as they are either inapplicable or included in the Notes to Consolidated Financial Statements.

    3.
    Exhibits

        The following documents are included or incorporated by reference in this Annual Report on Form 10-K:

3.1	Certificate of Incorporation, as amended, of PacWest Bancorp, a Delaware Corporation, dated April 22, 2008 (Exhibit 3.1 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
3.2	Bylaws of PacWest Bancorp, a Delaware corporation, dated April 22, 2008 (Exhibit 3.2 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
4.1	Indenture between State Street Bank and Trust Company of Connecticut, National Association and First Community Bancorp dated as of September 7, 2000 (Exhibit 10.6 of Form 10-Q filed on November 13, 2000 and incorporated herein by this reference).
4.2	Indenture between First Community Bancorp, as Issuer, and U.S. Bank, N.A., as Trustee, dated as of August 15, 2003 (Exhibit 4.5 to Form 10-Q filed on November 7, 2003 and incorporated herein by this reference).
4.3	Indenture between First Community Bancorp, as Issuer, and The Bank of New York, as Trustee, dated as of September 3, 2003 (Exhibit 4.6 to Form 10-Q filed on November 7, 2003 and incorporated herein by this reference).
4.4	Indenture between First Community Bancorp, as Issuer and JPMorgan Chase Bank, as Trustee, dated as of February 5, 2004 (Exhibit 4.7 to Form 10-K filed on March 12, 2004 and incorporated herein by this reference).
4.5	Indenture between Community Bancorp Inc. and The Bank of New York, as Trustee, dated as of March 23, 2000, as supplemented by the First Supplemental Indenture between First Community Bancorp and the Bank of New York, as Trustee, dated as of October 26, 2006. (Exhibit 4.7 to Form 10-K filed on February 27, 2007 and incorporated herein by reference).
4.6	Indenture between Community Bancorp Inc. and U.S. Bank National Association, as Trustee, dated as of September 17, 2003, as supplemented by the First Supplemental Indenture between First Community Bancorp and U.S. Bank National Association, as Trustee, dated as of October 26, 2006. (Exhibit 4.8 to Form 10-K filed on February 27, 2007 and incorporated herein by reference).
4.7	Indenture, between Community Bancorp Inc. and Wilmington Trust Company, as Trustee, dated as of August 15, 2005, as supplemented by the First Supplemental Indenture between First Community Bancorp and Wilmington Trust Company, as Trustee, dated as of October 26, 2006. (Exhibit 4.9 to Form 10-K filed on February 27, 2007 and incorporated herein by reference).
10.1*	PacWest Bancorp 2003 Stock Incentive Plan, as amended and restated, effective December 15, 2008.

10.2*	Executive Severance Pay Plan, as amended and restated effective December 15, 2008, applicable to the executive officers of PacWest Bancorp and certain senior officers of the PacWest Bancorp and its subsidiaries.
10.3*	2007 Executive Incentive Plan, as amended and restated, effective December 15, 2008.
10.4*	Indemnification Agreement, as amended, applicable to the directors and executive officers of the Company (Exhibit 10.24 to Form 10-K filed on March 12, 2004 and incorporated herein by this reference).
10.5*	Form of Stock Award Agreement and Grant Notice pursuant to the Company's 2003 Stock Incentive Plan, as amended.
10.6*	PacWest Bancorp Amended and Restated Directors' Deferred Compensation Plan, dated as of December 9, 2008.
10.7*	Amended and Restated Directors Deferred Compensation Plan Trust, dated as of December 8, 2003 (Exhibit 10.3 to Form 10-K filed on March 12, 2004 and incorporated herein by this reference).
10.8	Amended and Restated Revolving Credit Agreement, dated as of August 31, 2007, by and between U.S. Bank, N.A. and First Community Bancorp (Exhibit 10.1 to Form 10-Q filed on August 9, 2006 and incorporated herein by this reference).
10.9	Amendment No. 1 to Amended and Restated Revolving Credit Agreement, dated November 21, 2006, by and between U.S. Bank, N.A. and First Community Bancorp (Exhibit 10.1 to Form 8-K filed on November 28, 2006 and incorporated herein by this reference).
10.10	Amendment No. 2 to Amended and Restated Revolving Credit Agreement dated as of August 2, 2007, by and between First Community Bancorp and U.S. Bank, N.A. (Exhibit 10.1 to Form 10-Q filed on August 6, 2007 and incorporated herein by this reference).
10.11	Amendment No. 3 to Amended and Restated Revolving Credit Agreement dated as of August 31, 2007, by and between First Community Bancorp and U.S. Bank, N.A. (Exhibit 10.1 to Form 10-Q filed on November 8, 2007 and incorporated herein by this reference).
10.12	Amendment No. 4 to Amended and Restated Revolving Credit Agreement dated as of March 28, 2008, by and between First Community Bancorp and U.S. Bank, N.A. (Exhibit 99.1 to Form 8-K filed on April 1, 2008 and incorporated herein by this reference).
10.13	Amendment No. 5 to Amended and Restated Revolving Credit Agreement dated as of August 29, 2005, by and between PacWest Bancorp and U.S. Bank, N.A. (Exhibit 99.1 to Form 8-K filed on September 4, 2008 and incorporated herein by this reference).
10.14	Pledge Agreement, dated as of August 3, 2006, between U.S. Bank, N.A. and First Community Bancorp (Exhibit 10.2 to Form 10-Q filed on August 9, 2006 and incorporated herein by this reference).
10.15	Amendment No. 1 to Pledge Agreement, dated November 21, 2006, between U.S. Bank, N.A. and First Community Bancorp (Exhibit 10.2 to Form 8-K filed on November 28, 2006 and incorporated herein by this reference).
10.16	Amended and Restated Declaration of Trust of First Community/CA Statutory Trust I, dated September 7, 2000, By and Among State Street Bank and Trust Company of Connecticut, National Association as Institutional Trustee, First Community Bancorp, as Sponsor and Mark Christian and Arnold C. Hahn, as Administrators (Exhibit 10.5 of Form 10-Q filed on November 13, 2000 and incorporated herein by this reference).
10.17	Guarantee Agreement By and Between First Community Bancorp and State Street Bank and Trust Company of Connecticut, National Association Dated as of September 7, 2000 (Exhibit 10.4 of Form 10-Q filed on November 13, 2000 and incorporated herein by this reference).

10.18	Amended and Restated Declaration of Trust of First Community/CA Statutory Trust V by and among U.S. Bank, N.A. as Institutional Trustee, First Community Bancorp, as Sponsor and Matthew P. Wagner, Lynn M. Hopkins and Jared M. Wolff, as Administrators dated as of August 15, 2003 (Exhibit 10.6 to Form 10-Q filed on November 7, 2003 and incorporated herein by this reference).
10.19	Guarantee Agreement by and between First Community Bancorp and U.S. Bank, N.A. dated as of August 15, 2003 (Exhibit 10.18 to Form 10-Q filed on November 7, 2003 and incorporated herein by this reference).
10.20	Amended and Restated Trust Agreement of First Community/CA Statutory Trust VI among First Community Bancorp as Depositor, The Bank of New York as Property Trustee, The Bank of New York (Delaware) as the Delaware Trustee, and the Administrative Trustees named therein, dated as of September 3, 2003 (Exhibit 10.7 to Form 10-Q filed on November 7, 2003 and incorporated herein by this reference).
10.21	Guarantee Agreement between First Community Bancorp and The Bank of New York, dated as of September 3, 2003 (Exhibit 10.19 to Form 10-Q filed on November 7, 2003 and incorporated herein by this reference).
10.22	Amended and Restated Trust Agreement of First Community/CA Statutory Trust VII among First Community Bancorp as Sponsor, Chase Manhattan Bank USA, N.A. as Delaware Trustee, JPMorgan Chase Bank, as Institutional Trustee, and the Administrators named therein, dated as of February 5, 2004 (Exhibit 10.19 to Form 10-K filed on March 12, 2004 and incorporated herein by this reference).
10.23	Guarantee Agreement between First Community Bancorp and JPMorgan Chase Bank, dated as of February 5, 2004 (Exhibit 10.20 to Form 10-K filed on March 12, 2004 and incorporated herein by this reference).
10.24	Amended and Restated declaration of Trust of Community (CA) Capital Trust I, dated as of March 23, 2000 (Exhibit 10.20 to Form 10-K files filed February 27, 2007 and incorporated herein by reference).
10.25	Guarantee Agreement By and Between Community Bancorp Inc. and the Bank of New York, dated as of March 23, 2000 (Exhibit 10.21 to Form 10-K files filed February 27, 2007 and incorporated herein by reference).
10.26	Amended and Restated Declaration of Trust of Community (CA) Capital Statutory Trust II, dated as of September 17, 2003 (Exhibit 10.22 to Form 10-K files filed February 27, 2007 and incorporated herein by reference).
10.27	Guarantee Agreement By and Between Community Bancorp Inc. and U.S. Bank National Association, dated as of September 17, 2003 (Exhibit 10.23 to Form 10-K files filed February 27, 2007 and incorporated herein by reference).
10.28	Amended and Restated Declaration of Trust of Community (CA) Capital Statutory Trust III, dated as of August 15, 2005 (Exhibit 10.24 to Form 10-K files filed February 27, 2007 and incorporated herein by reference).
10.29	Guarantee Agreement By and Between Community Bancorp Inc. and Wilmington Trust Company, dated as of August 15, 2005 (Exhibit 10.25 to Form 10-K files filed February 27, 2007 and incorporated herein by reference).
10.30	Services Agreement, dated as of January 7, 2008, between First Community Bancorp and Castle Creek Financial LLC (Exhibit 10.1 to Form 8-K filed on January 9, 2008 and incorporated herein by this reference).
10.31	Lease Agreement, as amended through January 1, 2004, between DL FNBC, L.P. and First National Bank, for the premises located at 401 West "A" Street, San Diego, California (Exhibit 10.29 to Form 10-K filed on March 14, 2005 and incorporated herein by this reference).

10.32	Stock Purchase Agreement, by and between PacWest Bancorp and CapGen Capital Group II LP, dated August 29, 2008 (Exhibit 10.1 to Form 8-K filed on September 4, 2008 and incorporated herein by this reference).
11.1	Statement re: Computation of Per Share Earnings (See Note 14 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K).
12.1	Statement re: Computation of Ratios (See "Item 6. Selected Financial Data" of this Annual Report on Form 10-K).
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
24.1	Powers of Attorney (included on signature page).
31.1	Section 302 Certifications.
32.1	Section 906 Certifications.

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

PACWEST BANCORP
Dated: February 27, 2009	By:	/s/ MATTHEW P. WAGNER Matthew P. Wagner (Chief Executive Officer)

POWERS OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John M. Eggemeyer, Matthew P. Wagner, Stephen M. Dunn, Victor R. Santoro and Jared M. Wolff, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN M. EGGEMEYER John M. Eggemeyer	Chairman of the Board of Directors	February 27, 2009
/s/ MATTHEW P. WAGNER Matthew P. Wagner	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009
/s/ VICTOR R. SANTORO Victor R. Santoro	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2009
/s/ MARK N. BAKER Mark N. Baker	Director	February 27, 2009
/s/ GARY W. DEEMS Gary W. Deems	Director	February 27, 2009
/s/ STEPHEN M. DUNN Stephen M. Dunn	Director	February 27, 2009

Signature	Title	Date

/s/ BARRY C. FITZPATRICK Barry C. Fitzpatrick	Director	February 27, 2009
/s/ GEORGE E. LANGLEY George E. Langley	Director	February 27, 2009
/s/ SUSAN E. LESTER Susan E. Lester	Director	February 27, 2009
/s/ TIMOTHY B. MATZ Timothy B. Matz	Director	February 27, 2009
/s/ ARNOLD W. MESSER Arnold W. Messer	Director	February 27, 2009
/s/ DANIEL B. PLATT Daniel B. Platt	Director	February 27, 2009
/s/ JOHN W. ROSE John W. Rose	Director	February 27, 2009
/s/ ROBERT A. STINE Robert A. Stine	Director	February 27, 2009
/s/ DAVID S. WILLIAMS David S. Williams	Director	February 27, 2009