Form 10-Q
period 2009-03-31
PACWEST BANCORP
filed 2009-05-11
CIK 1102112

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of May 5, 2009 there were 31,066,796 shares of the registrant's common stock outstanding, excluding 1,245,140 shares of unvested restricted stock.

See "Notes to Unaudited Condensed Consolidated Financial Statements."

PART I—FINANCIAL INFORMATION

ITEM 1.    Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Dollars in thousands, except share data)
Assets:
Cash and due from banks	$118,009	$100,925
Federal funds sold	—	165

Total cash and cash equivalents	118,009	101,090
Interest-bearing deposits in financial institutions	95,758	58,780
Investments:
Federal Home Loan Bank stock, at cost	33,782	33,782
Securities available-for-sale (amortized cost of $137,531 at March 31, 2009
and $119,074 at December 31, 2008)	141,106	121,577

Total investments	174,888	155,359
Loans, net of unearned income	3,924,285	3,987,891
Less allowance for loan losses	(71,361)	(63,519)

Net loans	3,852,924	3,924,372
Premises and equipment, net	24,202	24,675
Other real estate owned, net	47,673	41,310
Accrued interest receivable	14,939	15,976
Core deposit and customer relationship intangibles	37,675	39,922
Cash surrender value of life insurance	66,198	70,588
Other assets	63,804	63,430

Total assets	$4,496,070	$4,495,502

Liabilities and Stockholders' Equity:
Deposits:
Noninterest-bearing	$1,223,884	$1,165,485
Interest-bearing	2,176,932	2,309,730

Total deposits	3,400,816	3,475,215
Accrued interest payable and other liabilities	46,302	64,567
Borrowings	450,000	450,000
Subordinated debentures	129,946	129,994

Total liabilities	4,027,064	4,119,776

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 50,000,000 shares; 32,369,335 shares issued at March 31, 2009 and 28,528,466 shares issued at December 31, 2008 (includes 1,267,405 and 1,309,586 shares of unvested restricted stock, respectively)	323	285
Capital surplus	1,001,743	909,922
Retained earnings (accumulated deficit)	(534,231)	(535,676)
Treasury stock, at cost—42,830 shares at March 31, 2009 and 12,360 shares at December 31, 2008	(903)	(257)
Accumulated other comprehensive income—unrealized gain on
securities available-for-sale, net	2,074	1,452

Total stockholders' equity	469,006	375,726

Total liabilities and stockholders' equity	$4,496,070	$4,495,502

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Quarter Ended
	March 31, 2009	December 31, 2008	March 31, 2008
	(In thousands, except per share data)
Interest income:
Interest and fees on loans	$61,847	$66,507	$75,653
Interest on federal funds sold	—	75	40
Interest on deposits in financial institutions	61	176	3
Interest on investment securities	1,546	1,707	1,701

Total interest income	63,454	68,465	77,397

Interest expense:
Deposits	9,320	11,416	11,821
Borrowings	3,582	4,217	5,307
Subordinated debentures	1,779	2,107	2,409

Total interest expense	14,681	17,740	19,537

Net interest income before provision for credit losses	48,773	50,725	57,860
Provision for credit losses	14,000	8,800	26,000

Net interest income after provision for credit losses	34,773	41,925	31,860

Noninterest income:
Service charges on deposit accounts	3,149	3,420	3,224
Other commissions and fees	1,685	2,062	1,519
Gain on sale of loans, net	—	—	269
Increase in cash surrender value of life insurance	439	584	587
Other income	808	476	870

Total noninterest income	6,081	6,542	6,469

Noninterest expense:
Compensation	19,331	15,088	18,846
Occupancy	5,246	5,273	4,731
Furniture and equipment	1,140	1,137	1,139
Data processing	1,628	1,590	1,543
Other professional services	1,524	1,688	1,415
Business development	725	789	756
Communications	693	766	824
Insurance and assessments	1,598	1,148	540
Other real estate owned, net	997	748	(26)
Intangible asset amortization	2,247	2,332	2,530
Reorganization and lease charges	1,215	—	—
Goodwill write-off	—	—	275,000
Other	2,625	3,260	2,914

Total noninterest expense	38,969	33,819	310,212

Earnings (loss) before income taxes	1,885	14,648	(271,883)
Income taxes	440	5,027	840

Net earnings (loss)	$1,445	$9,621	$(272,723)

Number of outstanding shares (weighted average):
Basic	30,495.2	27,202.9	27,145.2
Diluted	30,495.7	27,203.7	27,145.2
Earnings (loss) per share:
Basic	$0.04	$0.34	$(10.05)
Diluted	$0.04	$0.34	$(10.05)
Dividends declared per share	$0.32	$0.32	$0.32

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Quarter Ended March 31,
	2009	2008
	(Dollars in thousands)
Net earnings (loss)	$1,445	$(272,723)
Other comprehensive income, net of related income taxes:
Unrealized holding gains on securities available-for-sale arising during the period	622	563

Comprehensive net income (loss)	$2,067	$(272,160)

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock
						Accumulated Other Comprehensive Income
	Shares	Par Value	Capital Surplus	(Accumulated Deficit)	Treasury Stock		Total
	(Dollars in thousands, except share data)
Balance at December 31, 2008	28,516,106	$285	$909,922	$(535,676)	$(257)	$1,452	$375,726
Net earnings	—	—	—	1,445	—	—	1,445
Issuance of common stock	3,846,153	38	99,962				100,000
Tax effect from vesting of restricted stock	—	—	(174)	—	—	—	(174)
Restricted stock awarded and earned stock compensation, net of shares forfeited	(5,284)	—	2,199	—	—	—	2,199
Restricted stock and DDCP shares surrendered	(30,470)	—	—	—	(646)	—	(646)
Cash dividends paid ($0.32 per share)	—	—	(10,166)	—		—	(10,166)
Other comprehensive income—increase in net unrealized gain on securities available-for-sale, net of tax effect of $450 thousand	—	—	—	—		622	622

Balance at March 31, 2009	32,326,505	$323	$1,001,743	$(534,231)	$(903)	$2,074	$469,006

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended March 31,
	2009	2008
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings (loss)	$1,445	$(272,723)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Goodwill write-off	—	275,000
Depreciation and amortization	3,619	3,739
Provision for credit losses	14,000	26,000
Loss (gain) on sale of other real estate owned	37	(98)
Other real estate owned valuation adjustment	534	—
Loss (gain) on sale of loans	—	(269)
Gain on sale of premises and equipment	(19)	—
Proceeds from sale of loans held for sale	—	6,535
Origination of loans held for sale	—	(2,869)
Restricted stock amortization	2,199	952
Tax effect included in stockholders' equity of restricted stock vesting	174	(5)
Decrease in accrued and deferred income taxes, net	814	810
Decrease in other assets	7,066	1,249
Partial settlement with FDIC on SPB deposit acquisition	(15,520)	—
(Decrease) increase in accrued interest payable and other liabilities	(5,068)	32
Dividends on FHLB stock	—	(253)

Net cash provided by operating activities	9,281	38,100

Cash flows from investing activities:
Net (increase) decrease in net loans outstanding	44,326	(1,385)
Proceeds from sale of loans	—	22,110
Net decrease (increase) in deposits in financial institutions	(36,978)	134
Securities available-for-sale:
Maturities	15,323	12,623
Purchases	(33,786)	(22,362)
Purchases of FHLB stock	—	(5,866)
Proceeds from sale of other real estate owned	5,060	966
Purchases of premises and equipment, net	(1,001)	(803)
Proceeds from sale of premises and equipment	79	54

Net cash (used in) provided by investing activities	(6,977)	5,471

Cash flows from financing activities:
Net increase (decrease) in deposits:
Noninterest-bearing	58,399	65,356
Interest-bearing	(132,798)	8,642
Redemptions of subordinated debentures	—	(8,248)
Net proceeds from issuance of common stock	100,000	—
Net surrenders from exercise and vesting of stock awards	(646)	(6)
Tax effect included in stockholders' equity of restricted stock vesting	(174)	5
Net decrease in borrowings	—	(72,200)
Cash dividends paid	(10,166)	(8,830)

Net cash provided by (used in) financing activities	14,615	(15,281)

Net increase in cash and cash equivalents	16,919	28,290
Cash and cash equivalents at beginning of period	101,090	101,363

Cash and cash equivalents at end of period	$118,009	$129,653

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$15,441	$20,006
Cash received during period for income taxes	(393)	—
Transfer of loans to other real estate owned	11,700	4,187
Transfer from loans held-for-sale to loans	—	2,834
Transfer from loans to loans held-for-sale	—	22,085

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

NOTE 2—ACQUISITIONS

        All of the acquisitions consummated after December 31, 2000 were completed using the purchase method of accounting. Accordingly, we recorded the estimated merger-related charges associated with each acquisition as a liability at closing when the related purchase price was allocated. For each acquisition, we developed an integration plan for the Company that addressed, among other things, requirements for staffing, systems platforms, branch locations and other facilities. The established plans were evaluated regularly during the integration process and have been modified as required. The majority of the remaining merger-related liability represents the estimated lease payments, net of estimated sublease income, for the remaining life of leases for abandoned space. The following table presents the activity in the merger-related liability account summarized in the following primary categories: (i) severance and employee-related charges; (ii) asset write-downs, lease termination costs for abandoned space and other facility-related costs; and (iii) other charges for the three months ended March 31, 2009:

NOTE 2—ACQUISITIONS (Continued)

	Severance and Employee-related	Asset Write-downs, Lease Terminations and Other Facilities-related	Other	Total
	(Dollars in thousands)
Balance at December 31, 2008	$12	$730	$237	$979
Adjustments related to prior acquisitions	—	560	—	560
Non-cash write-downs and other	—	234	(234)	—
Cash outlays	(3)	(131)	(3)	(137)

Balance at March 31, 2009	$9	$1,393	$—	$1,402

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill and intangible assets arise from purchase business combinations. The goodwill previously recorded had been assigned to our one reporting unit—banking operations. Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead tested for impairment no less than annually. We wrote-off $275.0 million of goodwill in the first quarter of 2008 and the remaining $486.7 million of our goodwill in the second quarter of 2008. Such charges had no effect on the Company's or the Bank's cash balances or liquidity. In addition, because goodwill and other intangible assets are not included in the calculation of regulatory capital, the Company's and the Bank's well-capitalized regulatory ratios have not been affected by this non-cash expense.

        Our intangible assets with definite lives are core deposit intangibles, or CDI, and customer relationship intangibles, or CRI. These intangible assets are amortized over their useful lives to their estimated residual values and reviewed for impairment at least quarterly. If the recoverable amount of the intangible asset is determined to be less than its carrying value, we would then measure the amount of impairment based on an estimate of the intangible asset's fair value at that time. If the fair value is below the carrying value, the intangible asset is reduced to such fair value and impairment is recognized as noninterest expense in the financial statements.

        The following table presents the changes in the gross amounts of CDI and CRI and the related accumulated amortization for the quarters ended March 31, 2009 and 2008 and December 31, 2008:

	Quarters Ended
	March 31, 2009	December 31, 2008	March 31, 2008
	(Dollars in thousands)
Gross amount:
Balance at the beginning of the period	$72,990	$70,805	$70,805
Additions	—	5,757	—

Balance at the end of the period	72,990	76,562	70,805

Accumulated amortization:
Balance at the beginning of the period	(33,068)	(34,308)	(27,020)
Amortization	(2,247)	(2,332)	(2,530)

Balance at the end of the period	(35,315)	(36,640)	(29,550)

Net balance at the end of the period	$37,675	$39,922	$41,255

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The decline in the gross amount of the intangible assets for the first quarter of 2009 was due to fully amortized CDI and CRI totaling $3.6 million. The estimated aggregate amortization expense related to the intangible assets is expected to be $9.2 million for 2009. The estimated aggregate amortization expense related to these intangible assets for each of the subsequent four years is $8.5 million, $7.0 million, $4.6 million, and $3.3 million.

NOTE 4—INVESTMENT SECURITIES AND FHLB STOCK

        The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale as of March 31, 2009 are as follows:

	March 31, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Government and government-sponsored entity mortgage-backed securities	$102,418	$3,361	$12	$105,767
Government-sponsored entity debt securities	25,999	130	51	26,078
Municipal securities	7,340	207	60	7,487
Other securities	1,774	—	—	1,774

Total	$137,531	$3,698	$123	$141,106

        The contractual maturity distribution of our securities portfolio based on amortized cost and fair value as of March 31, 2009, is shown below. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity distribution as of March 31, 2009
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$6,924	$6,952
Due after one year through five years	17,485	17,838
Due after five years through ten years	17,635	17,814
Due after ten years	95,487	98,502

Total	$137,531	$141,106

        At March 31, 2009, the fair value of debt securities and mortgage-backed debt securities issued by the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) was approximately $79.8 million. We do not own any non-agency mortgage-backed securities or any equity securities issued by Fannie Mae or Freddie Mac. See Note 7 for a discussion of fair value measurements and methodology.

        As of March 31, 2009 securities available-for-sale with a fair value of $139.3 million were pledged as security for borrowings, public deposits and other purposes as required by various statutes and agreements.

NOTE 4—INVESTMENT SECURITIES AND FHLB STOCK (Continued)

        The following table presents the fair value and unrealized losses on securities that were temporarily impaired as of March 31, 2009. At March 31, 2009 none of the securities in our investment portfolio had been in a continuous unrealized loss position for 12 months or longer.

	Impairment Period
	Less than 12 months		12 months or longer		Total
Descriptions of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Government and government-sponsored entity mortgage-backed securities	$2,941	$12	$—	$—	$2,941	$12
Government-sponsored entity debt securities	8,949	51	—	—	8,949	51
Municipal securities	2,280	60	—	—	2,280	60

Total temporarily impaired securities	$14,170	$123	$—	$—	$14,170	$123

        FHLB stock.    The Company has a $33.8 million investment in Federal Home Loan Bank of San Francisco (FHLB) stock which is carried at cost at March 31, 2009. In January 2009, the FHLB announced it suspended excess FHLB stock redemptions and dividend payments. We evaluated the carrying value of our FHLB stock investment at March 31, 2009 and determined it was not impaired. Our evaluation considered the long-term nature of the investment, the liquidity position of the FHLB, the actions being taken by the FHLB to address its regulatory situation and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

NOTE 5—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS

  Borrowings

        The following table summarizes our FHLB advances by their maturity dates outstanding at March 31, 2009:

Year of Maturity	Amount	Rate	Next Date Callable by FHLB
	(Dollars in thousands)
2009	$100,000	3.63%	N/A
2010	75,000	3.04%	N/A
2013	50,000	2.71%	7/11/2009	(1)
2017	200,000	3.16%	6/11/2009	(1)
2018	25,000	2.61%	7/11/2009	(1)

Total	$450,000	3.16%

    (1)
    Quarterly thereafter.

        The FHLB advances outstanding at March 31, 2009, are term advances scheduled to mature in 2009 and 2010 and callable advances with longer maturity dates. The callable advances have all passed their initial call dates and are currently callable on a quarterly basis by the FHLB. While the FHLB

NOTE 5—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS (Continued)

may call the advances to be repaid for any reason, they are likely to be called if market interest rates are higher than the advances' stated rates on the call dates. We may repay the advances at any time with a prepayment penalty. Our aggregate remaining borrowing capacity from the FHLB secured lines of credit was $562.3 million at March 31, 2009. Additionally, the Bank had a secured borrowing capacity from the FRB of $585.5 million at March 31, 2009. The FRB lowered the collateralized borrowing percentages in the secured borrowing program on April 27, 2009, which reduced our borrowing capacity to $520.1 million as of that date. The Bank also maintains unsecured lines of credit of $155.0 million with correspondent banks for the purchase of overnight funds; these lines are subject to availability of funds.

        The Company cancelled its $35.0 million revolving credit line with U.S. Bank, N.A. effective May 8, 2009 due to the lack of use and to avoid line availability fees.

Subordinated Debentures

        The Company had an aggregate of $129.9 million subordinated debentures outstanding at March 31, 2009. These subordinated debentures were issued in seven separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us or entities we have acquired, which in turn issued trust preferred securities, which total $123.0 million at March 31, 2009. With the exception of Trust I and Trust CI, the subordinated debentures are callable at par, only by the issuer, five years from the date of issuance, subject to certain exceptions. We are permitted to call the debentures in the first five years if the prepayment election relates to one of the following three events: (i) a change in the tax treatment of the debentures stemming from a change in the IRS laws; (ii) a change in the regulatory treatment of the underlying trust preferred securities as Tier 1 capital; and (iii) a requirement to register the underlying trust as a registered investment company. However, redemption in the first five years is subject to a prepayment penalty. Trust I and Trust CI may not be called for 10 years from the date of issuance unless one of the three events described above has occurred and then a prepayment penalty applies. In addition, there is a prepayment penalty if either of these debentures is called 10 to 20 years from the date of their issuance and they may be called at par after 20 years. The proceeds of the subordinated debentures we originated were used primarily to fund several of our acquisitions and to augment regulatory capital.

NOTE 5—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS (Continued)

        The following table summarizes the terms of each issuance of the subordinated debentures outstanding at March 31, 2009:

Series	Date issued	Amount	Maturity	Earliest Call Date by Company without Penalty(1)	Fixed or Variable Rate		Rate Index	Current Rate(2)	Next Reset Date
	(Dollars in thousands)
Trust CI(3)	3/23/2000	$10,310	3/8/2030	3/8/2020	Fixed		N/A	11.00%	N/A
Trust I	9/7/2000	8,248	9/7/2030	9/7/2020	Fixed		N/A	10.60%	N/A
Trust V	8/15/2003	10,310	9/17/2033	N/A	Variable		3 month LIBOR + 3.10	4.42%	6/15/2009
Trust VI	9/3/2003	10,310	9/15/2033	N/A	Variable		3 month LIBOR + 3.05	4.37%	6/12/2009
Trust CII(3)	9/17/2003	5,155	9/17/2033	N/A	Variable		3 month LIBOR + 2.95	4.27%	6/15/2009
Trust VII	2/5/2004	61,856	4/23/2034	N/A	Variable		3 month LIBOR + 2.75	3.79%	7/28/2009
Trust CIII(3)	8/15/2005	20,619	9/15/2035	9/15/2010	Fixed	(4)	N/A	5.85%	9/15/2010
Unamortized premium(5)		3,138

Total		$129,946

(1)
As described above, certain issuances may be called earlier without penalty upon the occurrence of certain events.
(2)
As of April 28, 2009; excludes debt issuance costs.
(3)
Acquired in the Community Bancorp acquisition.
(4)
Interest rate is fixed until 9/15/2010 and then is variable at a rate of 3-month LIBOR + 1.69%.
(5)
This amount represents the fair value adjustment to the three trusts that we acquired during 2006.

        As previously mentioned, the subordinated debentures were issued to trusts established by us, or entities we acquired, which in turn issued $123.0 million of trust preferred securities. These securities are currently included in our Tier I capital for purposes of determining the Company's Tier I and total risk-based capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company's banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Although this modification was scheduled to be effective on March 31, 2009, the Federal Reserve postponed the effective date to March 31, 2011. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less certain intangibles, including goodwill, core deposit intangibles and customer relationship intangibles, net of any related deferred income tax liability. The regulations currently in effect through December 31, 2010, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for permitted intangibles. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at March 31, 2009. We expect that our Tier I capital ratios will be at or above the existing well-capitalized levels on March 31, 2011, the first date on which the modified capital regulations must be applied.

Brokered Deposits

        Brokered deposits totaled $251.3 million at March 31, 2009 and are included in the interest-bearing deposits balance on the accompanying consolidated balance sheet. Such amount includes (a) $110.5 million of customer deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits, (b) $122.7 million of Pacific Western Bank

NOTE 5—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS (Continued)

wholesale CDs which mature in 2009, and (c) $18.1 million of brokered deposits acquired in the Security Pacific Bank (SPB) deposit acquisition. Such amounts exclude $26.6 million of money desk CDs also acquired in SPB deposit acquisition.

NOTE 6—COMMITMENTS AND CONTINGENCES

Lending Commitments

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

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit amounting to $895.6 million and $995.7 million were outstanding as of March 31, 2009 and at December 31, 2008.

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees expire within one year from the date of issuance. The Company generally requires collateral or other security to support financial instruments with credit risk. Standby letters of credit amounting to $59.7 million and $67.3 million were outstanding as of March 31, 2009 and December 31, 2008.

        The Company has investments in low income housing project partnerships which provide the Company income tax credits and in several small business investment companies. As of March 31, 2009 the Company had commitments to contribute capital to these entities totaling $360,000.

Legal Matters

        In the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business. The ultimate outcome and amount of liability, if any, with respect to these legal actions to which we are currently a party cannot presently be ascertained with certainty. In the opinion of management, based upon information currently available to us, any resulting liability is not likely to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 7—FAIR VALUE MEASUREMENTS

        Statement of Financial Standards No. 157, Fair Value Measurements (SFAS 157), defines fair value, establishes a framework for measuring fair value including a three-level valuation hierarchy, and expands disclosures about fair value measurements. Fair value is defined in SFAS 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between

NOTE 7—FAIR VALUE MEASUREMENTS (Continued)

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

        Certain assets and liabilities are measured at the lower of cost or fair value in accordance with GAAP. Accordingly, an asset or a liability may, or may not, meet the criteria for fair value measurement during a reporting period; the fair value measurements of these assets and liabilities are considered "nonrecurring" for purposes of SFAS 157. For assets measured at fair value on a nonrecurring basis, the following tables present the level of valuation assumptions used to determine each adjustment, the carrying value of the related assets and the total losses recognized in the quarter ended March 31, 2009. The table is followed by a description of the valuation methodologies used to measure such assets at fair value. We have no liabilities that are measured at fair value.

For the quarter ended March 31, 2009:

		Fair Value Measurement Using
Recurring	Total Fair Value	Quoted Market Price Level 1	Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in thousands)
Securities available-for-sale	$141,106	—	$141,106	—

Nonrecurring	Total Fair Value	Level 1	Level 2	Level 3	Total Gains (Losses)
	(Dollars in thousands)
Impaired loans	$98,092	—	$46,098	$51,994	$(16,865)
Other real estate owned	4,277	—	—	4,277	(262)
SBA loan servicing asset	2,204	—	—	2,204	80

					$(17,047)

        Securities available-for-sale.    Securities available-for-sale are measured and carried at fair value on a recurring basis. We obtain one report from a nationally recognized broker-dealer detailing the fair value of each investment security we hold as of each reporting date. This independent third party uses observable market information to value our fixed income securities, with the primary source being a nationally recognized pricing service. The fair value of the municipal securities is based on a proprietary model maintained by the independent third party. Such model also incorporates several observable market inputs, including the use of the Thompson Municipal Market Data for general municipals. We review all of the broker-dealer supplied quotes on the securities we own as of the reporting date for reasonableness based on our understanding of the marketplace and we consider any credit issues related to the bonds. We have not made any adjustments to the market quotes provided to us and as they are based on observable market data, and they have been categorized as Level 2 within the definition of SFAS 157. See Note 4 for further information on unrealized gains and losses on securities available-for-sale.

NOTE 7—FAIR VALUE MEASUREMENTS (Continued)

        Impaired loans.    All of our nonaccrual loans are considered impaired and are reviewed individually for the amount of impairment, if any. Most of our loans are collateral dependent and, accordingly, we measure impaired loans based on the fair value of such collateral. The fair value of each loan's collateral is generally based on estimated market prices from an independently prepared current appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement. In light of the decline in real estate values over the past several quarters, current appraisals are generally considered to be less than 8 months old. When adjustments are made to an appraised value to reflect various factors such as the age of the appraisal or known changes in the market or the collateral, such valuation inputs are considered unobservable and the fair value measurement is categorized as a Level 3 measurement. The fair values of unsecured impaired loans are based generally on unobservable inputs, such as the strength of a guarantor, including an SBA government or insurance company guarantee, cash flows discounted at the effective loan rate, whether a borrower has filed for bankruptcy, and management's judgment; the fair value measurement of these loans is categorized as a Level 3 measurement. The loan balances shown in the above table represent those nonaccrual and restructured loans for which impairment was recognized during the period presented. The amount shown as losses represents, for the loan balances shown, the impairment recognized during the period. Of the $138.5 million in loans on nonaccrual status at March 31, 2009, loans totaling $8.2 million were written down to their fair values through the provision for credit losses during the first quarter of 2009.

        Other real estate owned.    The fair value of foreclosed real estate is generally based on estimated market prices from independently prepared current appraisals or negotiated sales prices with buyers; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value as a result of known changes in the market or the collateral and there is no observable market price, such valuation inputs result in a fair value measurement that is categorized as a Level 3 measurement. To the extent a negotiated sales price represents a significant discount to an observable market price, such valuation input would result in a fair value measurement that is considered a Level 3 measurement. For OREO written down during the first quarter of 2009, the appraisals are between 6 and 12 months old and given the continued weakening in the real estate market the offering prices have been lowered based on the advice of the listing agents. As the fair value estimates for this OREO involved significant judgement due to the rapid decline in real estate values, such valuation inputs result in a fair value measurement that is categorized as Level 3.

        Servicing asset.    In accordance with SFAS No. 156, Accounting for Servicing of Financial Assets, the SBA servicing asset, included in other assets in the balance sheet, was written up $80,000 through earnings in the first quarter of 2009 to its implied fair value of $2.2 million. The fair value of the servicing asset is estimated by discounting future cash flows using market-based discount rates and prepayment speeds. The discount rate is based on the current US Treasury yield curve, as published by the Department of the Treasury, plus a spread for the marketplace risk associated with these assets. We utilize estimated prepayment vectors using SBA prepayment information provided by Bloomberg for pools of similar assets to determine the timing of the cash flows. These valuation inputs are considered to be Level 3 inputs.

NOTE 8—NET EARNINGS (LOSS) PER SHARE

        The following is a summary of the calculation of basic and diluted net earnings (loss) per share for the periods indicated:

	Quarter Ended
	March 31, 2009	December 31, 2008	March 31, 2008
	(In thousands except per share data)
Basic earnings (loss) per share
Net earnings (loss)	$1,445	$9,621	$(272,723)
Less: earnings allocated to unvested restricted stock(a)	(227)	(266)	(144)

Net earnings (loss) allocated to common shares	$1,218	$9,355	$(272,867)

Total weighted-average basic shares and unvested restricted stock outstanding	31,782.4	28,383.5	28,092.0
Less: weighted-average unvested restricted stock outstanding	(1,287.2)	(1,180.6)	(946.8)

Total weighted-average basic shares outstanding	30,495.2	27,202.9	27,145.2

Basic earnings (loss) per share	$0.04	$0.34	$(10.05)

Diluted earnings (loss) per share
Net earnings (loss) allocated to common shares	$1,218	$9,355	$(272,867)

Total weighted-average basic shares and unvested restricted stock outstanding	31,782.4	28,383.5	28,092.0
Add: stock options outstanding	0.5	0.8	—
Less: weighted-average unvested restricted stock outstanding	(1,287.2)	(1,180.6)	(946.8)

Total weighted-average diluted shares outstanding	30,495.7	27,203.7	27,145.2

Diluted earnings (loss) per share	$0.04	$0.34	$(10.05)

(a)
Represents cash dividends paid to holders of unvested restricted stock, net of estimated forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

        On January 1, 2009, FSP EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities became effective for us. This pronouncement clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities and are included in the two-class method of determining basic and diluted earnings per share. All of our unvested restricted stock participates with our common stockholders in dividends. Application of the new standard results in a reduction of net earnings available to common stockholders and lower earnings per share when compared to the previous requirements. The new standard's effect on both basic and diluted earnings per share for the fourth quarter of 2008 was a reduction of $0.01 to $0.34 from $0.35. There was no effect on the net loss per share for the first quarter of 2008.

NOTE 9—STOCK COMPENSATION PLANS

Restricted Stock

        At March 31, 2009, there were outstanding 747,405 shares of unvested time-based restricted common stock and 520,000 shares of unvested performance-based restricted common stock. The awarded shares of time-based restricted common stock vest over a service period of three to five years from date of the grant. The awarded shares of performance-based restricted common stock vest in full on the date the Compensation, Nominating and Governance, or CNG, Committee of the Board of

NOTE 9—STOCK COMPENSATION PLANS (Continued)

Directors, as Administrator of the Company's 2003 Stock Incentive Plan, or the 2003 Plan, determines that the Company achieved certain financial goals established by the CNG Committee as set forth in the grant documents. Both time-based and performance-based restricted common stock vest immediately upon a change in control of the Company as defined in the 2003 Plan and upon death of the employee.

        Compensation expense related to awards of restricted stock is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. The vesting of performance-based restricted stock awards and recognition of related compensation expense may occur over a shorter vesting period if financial performance targets are achieved earlier than anticipated. In the fourth quarter of 2007, the amortization of certain performance-based restricted stock awards was suspended. During the fourth quarter of 2008 we concluded it was improbable that the financial targets would be met for the performance-based stock awards. Accordingly, we reversed the accumulated amortization on those awards through a credit of $4.5 million to compensation expense. If and when the attainment of such performance targets is deemed probable in future periods, a catch-up adjustment will be recorded and amortization of such performance-based restricted stock will begin again. The unvested performance-based restricted stock awarded in 2006 expires in 2013. The unvested performance-based restricted stock awarded in 2007 and 2008 expires in 2017. Restricted stock amortization totaled $2.2 million and $952,000 for the quarters ended March 31, 2009 and 2008 and is included in compensation expense in the accompanying consolidated statements of earnings.

        The Company's 2003 Plan permits stock based compensation awards to officers, directors, key employees and consultants. The 2003 Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 3,500,000 shares of authorized but unissued Company common stock, subject to adjustments provided by the 2003 Plan. As of May 5, 2009, there were 126,534 shares available for grant under the 2003 Plan.

NOTE 10—DIVIDEND APPROVAL

        On April 15, 2009 our Board of Directors declared a quarterly cash dividend of $0.01 per common share payable on May 29, 2009, to stockholders of record at the close of business on May 15, 2009.

NOTE 11—RECENT ACCOUNTING PRONOUNCEMENTS

        On January 1, 2009 we adopted SFAS No. 141R, Business Combinations (SFAS 141R). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. We expect SFAS 141R will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisitions we consummate going forward.

        On January 1, 2009, we adopted FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. All of our unvested restricted stock participates with

NOTE 11—RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

common shareholders in dividends declared and paid by the Company. See Note 8 for further information.

        In April 2009 the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that the objective of a fair value measurement remains an exit price. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with earlier adoption permitted. The adoption of this FSP is not expected to have a material impact on our future consolidated financial statements.

        In April 2009 the FASB issued FSP FAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and 124-2). FSP FAS 115-2 and 124-2 modifies the requirements for recognizing other-than-temporary impairment on debt securities and significantly changes the impairment model for such securities. Under FSP FAS 115-2 and 124-2, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security's amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security's amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security's amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of credit loss if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security's amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. Upon adoption of the FSP, an entity reclassifies from retained earnings to other comprehensive income the noncredit portion of an other-than-temporary impairment loss previously recognized on a security it holds if the entity does not intend to sell the security, and it is more-likely-than not that it will not be required to sell the security, before recovery of the security's amortized cost basis. The FSP also modifies the presentation of other-than-temporary impairment losses and increases related disclosure requirements. FSP FAS 115-2 and 124-2 is effective for periods ending after June 15, 2009, with earlier adoption permitted. The adoption of this FSP is not expected to have a material impact on our future consolidated financial statements.

        In April 2009 the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Statements (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually. Since FSP 107-1 and APB 28-1 addresses financial statement disclosures only, its adoption, effective June 30, 2009, is not expected to have a material impact on our future consolidated financial statements.

NOTE 12—CAPGEN FINANCIAL INVESTMENT

        On September 2, 2008 we announced that the private equity firm CapGen Financial had agreed to acquire approximately $100 million of newly issued shares of PacWest Bancorp common stock at a price of $26 per share, which represented a 21% premium to the last five trading-day average closing price of PacWest common stock before the announcement. After receipt of regulatory approval by federal and state banking authorities, on January 14, 2009 the investment by CapGen Financial was closed and we issued, via a private placement to CapGen Capital Group II LP, an affiliate of CapGen Financial, 3,846,153 PacWest common shares at $26 per share for total cash consideration of approximately $100 million.

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

  •
  the economic and regulatory effects of the continuing war on terrorism and other events of war, including the conflicts in Iraq, Afghanistan, and neighboring countries;

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

        Pacific Western is a full-service community bank offering a broad range of banking products and services including: accepting time and demand deposits; originating loans, including commercial, real estate construction, SBA-guaranteed, consumer, and international loans; and providing other business-oriented products. Our operations are primarily located in Southern California and the Bank focuses on conducting business with small to medium-sized businesses and the owners and employees of those businesses in our marketplace. Through our asset-based lending operation we also operate in Arizona, Northern California, the Pacific Northwest, and Texas. At March 31, 2009, our assets totaled $4.5 billion, of which gross loans totaled $3.9 billion. At this date approximately 21% were commercial loans, 57% were commercial real estate loans, 9% were commercial real estate construction loans, 6% were residential real estate construction loans, 6% were residential real estate loans, and 1% were consumer and other loans. These percentages include some foreign loans, primarily to individuals or entities with business in Mexico, representing 1% of total loans. Our portfolio's value and credit quality is affected in large part by real estate trends in Southern California, which have been negative over the last 18 months.

        Pacific Western competes actively for deposits, and emphasizes solicitation of noninterest-bearing deposits. In managing the top line of our business, we focus on loan growth and loan yield, deposit cost, and net interest margin, as net interest income, on a year-to-date basis, accounts for 89% of our net revenues (net interest income plus noninterest income).

Key Performance Indicators

        Among other factors, our operating results depend generally on the following:

  The Level of Our Net Interest Income

        Net interest income is the excess of interest earned on our interest-earning assets over the interest paid on our interest-bearing liabilities. The decline in market interest rates over the last 18 months and fierce competition for deposits has compressed our net interest margin. Based on our balance sheet structure the yield on our earning assets decreased more rapidly and significantly than the cost of our funding sources during 2008 and into 2009. A sustained low interest rate environment combined with tight marketplace liquidity and low loan growth may further reduce both our net interest income and net interest margin going forward.

        Our primary interest-earning asset is loans. Our primary interest-bearing liabilities include deposits, borrowings, and subordinated debentures. We attempt to increase our net interest income by maintaining a high loan-to-deposit ratio and a high level of noninterest-bearing deposits. While our deposit balances will fluctuate depending on deposit holders' perceptions of alternative yields available in the market, we attempt to minimize these variances by attracting a high percentage of noninterest-bearing deposits, which have no expectation of yield. At March 31, 2009, approximately 36% of our total deposits were noninterest-bearing deposits.

        The recent disruptions in the financial credit and liquidity markets have resulted in increased competition from financial institutions seeking to maintain liquidity and this has impacted deposit flows and the rates paid on certain deposit accounts. In addition to deposits, we have borrowing capacity under various credit lines which we use for liquidity needs such as funding loan demand, managing deposit flows and interim acquisition financing. This borrowing capacity is relatively flexible and has become one of the least expensive sources of funds. However, our borrowing lines are considered a secondary source of liquidity as we serve our local markets and customers with our deposit products.

  Loan Growth

        We generally seek new lending opportunities in the $500,000 to $10 million range, try to limit loan maturities for commercial loans to one year, for construction loans up to 18 months, and for commercial real estate loans up to ten years, and to price lending products so as to preserve our interest spread and net interest margin. We sometimes encounter strong competition in pursuing lending opportunities such that potential borrowers obtain loans elsewhere at lower rates than those we offer. We have continued to reduce our exposure to residential construction and foreign loans, including limiting the amount of new loans in these categories. Our ability to make new loans is dependent on economic factors in our market area, borrower qualifications, competition, and liquidity, among other items. We expect loan growth for 2009 to be negatively affected by the current state of the economy in Southern California and the competition among banks for liquidity. Although loans, net of unearned income, declined $63.6 million during the first quarter of 2009, new loans and advances on loan commitments totaled $237 million.

  The Magnitude of Credit Losses

        We stress credit quality in originating and monitoring the loans we make and measure our success by the levels of our nonperforming assets, net charge-offs and allowance for credit losses. Our allowance for credit losses is the sum of our allowance for loan losses and our reserve for unfunded loan commitments. Provisions for credit losses are charged to operations as and when needed for both on and off balance sheet credit exposure. Loans which are deemed uncollectible are charged off and deducted from the allowance for loan losses. Recoveries on loans previously charged off are added to the allowance for loan losses. During the three months ended March 31, 2009, we made a provision for credit losses totaling $14.0 million based upon our reserve methodology. We considered, among other factors, the level of net charge-offs, the level and trends of classified, criticized, and nonaccrual loans, usage trends of unfunded loan commitments, general market conditions, and portfolio concentrations.

        We continually review our loans to determine whether there has been any deterioration in credit quality stemming from economic conditions or other factors which may affect collectibility of our loans. Changes in economic conditions, such as inflation, unemployment, consumer spending, increases in the general level of interest rates and negative conditions in borrowers' businesses could negatively impact our customers and cause us to adversely classify loans and increase portfolio loss factors. An increase in classified loans generally results in increased provisions for credit losses. Any deterioration in the real estate market may lead to increased provisions for credit losses because of our concentration in real estate loans.

  The Level of Our Noninterest Expense

        Our operating noninterest expense (noninterest expense excluding goodwill write-offs) includes fixed and controllable overhead, the major components of which are compensation, occupancy, data processing, professional fees and communications expense. We measure success in controlling such costs through monitoring of the efficiency ratio. We calculate the operating efficiency ratio by dividing operating noninterest expense by net revenues (the sum of net interest income plus noninterest income). Accordingly, a lower percentage reflects lower operating expenses relative to net revenue. The consolidated operating efficiency ratios have been as follows:

Quarterly Period	Ratio
First quarter of 2009	71.0%
Fourth quarter 2008	59.1%
Third quarter 2008	62.0%
Second quarter 2008	61.1%
First quarter 2008	54.7%

        The increase in the operating efficiency ratio for the first quarter of 2009 compared to the other periods presented is due mostly to a decline in net interest income relative to operating noninterest expense. Certain reporting periods include income or expense items that were significant to specific quarters' results and also influenced the operating efficiency ratio. See also Results of Operations—Earnings Performance for further information on non-GAAP financial measures.

Critical Accounting Policies

        The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for credit losses and the carrying values of intangible assets and deferred income tax assets. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2008.

Results of Operations

  Earnings Performance

        Certain discussion in this Form 10-Q of net earnings (loss), earnings (loss) per share, noninterest expense and performance ratios for the first quarter of 2009 when compared to the same quarter of 2008 is based on net operating earnings as shown in the following table and described below. The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company's operational performance and to enhance investors' overall understanding of such financial performance. These non-GAAP financial measures are presented for supplemental informational purposes only for understanding the Company's operating results and should not be considered a substitute for financial information presented in accordance with GAAP. The non-GAAP financial measures presented by the Company may be different from non-GAAP financial measures used by other companies. The major item in our non-GAAP presentation is the exclusion of the 2008 goodwill write-off and it has been excluded for several reasons:

  •
  goodwill is eliminated in determining regulatory capital levels and its impairment in no way impacts the Company's regulatory or tangible capital;

  •
  tangible capital has been regularly measured by investors and analysts and is becoming more important to them and the banking regulators;

  •
  goodwill is a non-cash expense and in no way impacts the Company's cash flows; and

  •
  the goodwill write-off occurred in the first half of 2008 with no prior pattern of such write-off activity and further goodwill write-offs are not expected as the asset has been totally eliminated and acquisition activity has been minor.

        The following table presents a reconciliation of the non-GAAP financial measurements to the GAAP financial measurements and certain performance ratios.

Non-GAAP Measurements (Unaudited)

	Quarter Ended
In thousands, except per share data and percentages	March 31, 2009	December 31, 2008	March 31, 2008
Net earnings (loss) as reported	$1,445	$9,621	$(272,723)
Goodwill write-off	—	—	275,000

Net operating earnings	$1,445	$9,621	$2,277

GAAP basic shares outstanding	30,495.2	27,202.9	27,145.2
Effect of dilutive stock options(a)	0.5	0.8	—

GAAP diluted shares outstanding	30,495.7	27,203.7	27,145.2

Operating earnings basic shares outstanding	30,495.2	27,202.9	27,145.2
Effect of dilutive stock options	0.5	0.8	0.9

Operating earnings diluted shares outstanding	30,495.7	27,203.7	27,146.1

GAAP basic and diluted earnings (loss) per share	$0.04	$0.34	$(10.05)

Net operating diluted earnings per share	$0.04	$0.34	$0.08

GAAP return on average assets	0.13%	0.85%	(21.10)%

Net operating return on average assets	0.13%	0.85%	0.18%

GAAP return on average equity	1.27%	10.15%	(96.35)%

Net operating return on average equity	1.27%	10.15%	0.80%

Noninterest expense as reported	$38,969	$33,819	$310,212
Goodwill write-off	—	—	(275,000)

Operating noninterest expense	$38,969	$33,819	$35,212

GAAP efficiency ratio	71.0%	59.1%	482.2%

Net operating efficiency ratio	71.0%	59.1%	54.7%

(a)
Anti-dilutive for the quarter ended March 31, 2008.

  First quarter of 2009 compared to fourth quarter of 2008

        Net earnings totaled $1.4 million, or $0.04 per diluted share, for the quarter ended March 31, 2009, compared to $9.6 million, or $0.34 per diluted share, for the quarter ended December 31, 2008. The $8.2 million decrease in net earnings between the linked quarters is due mainly to the combination of lower net interest income, higher provision for credit losses, and higher noninterest expense.

  First quarter of 2009 compared to the first quarter of 2008

        The net loss for the quarter ended March 31, 2008 is due to the goodwill write-off. In response to the volatility in the banking industry and the effect such volatility has had on banking stocks since the beginning of 2008, including PacWest Bancorp's common stock, we wrote-off $275.0 million of goodwill in the first quarter of 2008. We wrote off the remaining balance of our goodwill totaling $486.7 million in the second quarter of 2008. Such charges had no effect on the Company's or the Bank's cash balances, liquidity or well-capitalized regulatory capital ratios.

        Net operating earnings (defined as net loss excluding the goodwill write-off) totaled $1.4 million, or $0.04 per diluted share, for the quarter ended March 31, 2009, compared to $2.3 million, or $0.08 per diluted share, for the quarter ended March 31, 2008. The decrease in net operating earnings for the first quarter of 2009 compared to the same quarter of 2008 is due mainly to the combination of lower net interest income, lower provision for credit losses, and higher operating noninterest expense.

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

	Quarter Ended
	March 31, 2009			December 31, 2008			March 31, 2008
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans, net of deferred fees and costs(1)(2)	$3,938,322	$61,847	6.37%	$3,952,872	$66,507	6.69%	$4,019,224	$75,653	7.57%
Investment securities(2)	165,333	1,546	3.79%	142,494	1,707	4.77%	143,379	1,701	4.77%
Federal funds sold	260	—	0.00%	29,702	75	1.00%	5,032	40	3.20%
Other earning assets	92,271	61	0.27%	104,800	176	0.67%	324	3	3.72%

Total interest-earning assets	4,196,186	63,454	6.13%	4,229,868	68,465	6.44%	4,167,959	77,397	7.47%
Noninterest-earning assets:
Other assets	284,628			274,687			1,030,130

Total assets	$4,480,814			$4,504,555			$5,198,089

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest checking	$349,908	$454	0.53%	$338,434	$629	0.74%	$369,841	$931	1.01%
Money market	841,410	2,611	1.26%	858,971	3,508	1.62%	1,089,672	6,968	2.57%
Savings	123,005	107	0.35%	117,278	128	0.43%	104,905	42	0.16%
Time certificates of deposit	899,666	6,148	2.77%	899,264	7,151	3.16%	413,712	3,880	3.77%

Total interest-bearing deposits	2,213,989	9,320	1.71%	2,213,947	11,416	2.05%	1,978,130	11,821	2.40%
Other interest-bearing liabilities	581,583	5,361	3.74%	666,395	6,324	3.78%	758,178	7,716	4.09%

Total interest-bearing liabilities	2,795,572	14,681	2.13%	2,880,342	17,740	2.45%	2,736,308	19,537	2.87%
Noninterest-bearing liabilities:
Demand deposits	1,163,059			1,208,085			1,273,173
Other liabilities	61,882			38,919			50,207

Total liabilities	4,020,513			4,127,346			4,059,688
Stockholders' equity	460,301			377,209			1,138,401

Total liabilities and stockholders' equity	$4,480,814			$4,504,555			$5,198,089

Net interest income		$48,773			$50,725			$57,860

Net interest spread			4.00%			3.99%			4.60%

Net interest margin			4.71%			4.77%			5.58%

(1)
Includes nonaccrual loans and loan fees.

(2)
Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

  First quarter of 2009 compared to fourth quarter of 2008

        Interest income declined $5.0 million due mainly to lower loan and investment yields. On the funding side, interest expense decreased $3.1 million due mainly to lower deposit costs and lower average borrowings.

        Our net interest margin for the first quarter of 2009 was 4.71%, a decrease of 6 basis points when compared to the fourth quarter of 2008 net interest margin of 4.77%. The decrease in the net interest margin is due mostly to lower loan and investment yields offset somewhat by lower deposit cost. The yield on average loans was 6.37% for the first quarter of 2009 compared to 6.69% for the fourth quarter of 2008. The lower loan yield is due to a decline in the level of market interest rates and higher nonaccrual loans. The investment securities portfolio yield declined during the first quarter of 2009 to 3.79% due mostly to lower income on FHLB stock. The net interest margin was 4.81% in January, 4.68% in February and 4.64% in March. The loan yield for the month of March was 6.22%. Net reversals of interest income on nonaccrual loans negatively impacted both loan yield and net interest margin for the month of March by 16 basis points.

        Deposit cost was lower during the first quarter of 2009 due to rate reductions put into effect and the planned run-off of higher-cost deposits acquired in the Security Pacific Bank deposit acquisition. The cost of interest-bearing deposits declined 34 basis points to 1.71% and our all-in deposit cost declined 21 basis points to 1.12%. Our relatively low cost of deposits is driven by demand deposit balances, which represented 34% of average total deposits during the first quarter of 2009. On a monthly basis, all-in deposit costs were 1.18% in January, 1.13% in February and 1.05% in March. The overall cost of interest-bearing liabilities was 2.13% for the first quarter of 2009, down 32 basis points from the fourth quarter of 2008 due mostly to lower deposit costs. The cost of interest-bearing liabilities decreased to 1.99% in March 2009 from 2.42% in December 2008.

  First quarter of 2009 compared to the first quarter of 2008

        The $9.1 million decrease in net interest income for the first quarter of 2009 compared to the same quarter of 2008 was mainly a result of lower loan yields. Loan interest income decreased $13.8 million as our average loan yields declined. In response to the market interest rate changes made by the Federal Reserve Bank our base lending rate decreased from 7.25% at the end of December 2007 to 4.00% at the end of October 2008 and it has remained at this level. Interest expense decreased $4.9 million for the first quarter of 2009 compared to the same quarter of 2008 due to lower rates on all interest-bearing liabilities.

        Our net interest margin for the first quarter of 2009 declined 87 basis points when compared to the first quarter of 2008. This decrease is due to a combination of lower loan yields, lower average demand deposits and lower overall funding costs. The lower loan yield and cost of funds are due to the decline in market interest rates.

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

        We recorded a $14.0 million provision for credit losses during the first quarter of 2009 compared to an $8.8 million provision in the fourth quarter of 2008 and a $26.0 million provision during the first quarter of 2008. Such provisions were based on our reserve methodology, took the above factors into consideration, and considered our analysis and judgment of the inherent risks in our portfolio and the effects current market conditions have had on our borrowers. The first quarter of 2008 provision for credit losses included $16.2 million related to the sale of $34.1 million of residential construction nonaccrual loans at a price of $17.9 million.

        Increased provisions for credit losses may be required in the future based on charge-off experience, loan and unfunded commitment growth and the effect that changes in economic conditions, such as inflation, commodity prices, unemployment, consumer spending, market interest rate levels and real estate values have on the ability of borrowers to repay their loans, and other conditions specific to our borrowers' businesses.

        Noninterest Income.    The following table summarizes noninterest income by category for the periods indicated:

	Quarter Ended
	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	(Dollars in thousands)
Service charges and fees on deposit accounts	$3,149	$3,420	$3,165	$3,205	$3,224
Other commissions and fees	1,685	2,062	1,884	1,812	1,519
(Loss) gain on sale of loans, net	—	—	—	(572)	269
Gain on sale of securities, net	—	—	81	—	—
Increase in cash surrender value of life insurance	439	584	632	617	587
Other income	808	476	290	302	870

Total noninterest income	$6,081	$6,542	$6,052	$5,364	$6,469

  First quarter of 2009 compared to fourth quarter of 2008

        Noninterest income for the first quarter of 2009 totaled $6.1 million compared to $6.5 million in the fourth quarter of 2008. The decrease is due to lower deposit account service charges, lower commissions and fees, and lower appreciation of bank-owned life insurance policies (BOLI). Deposit account service charges decreased due to fewer activity charges, including NSF fees. Other commissions and fees were lower due to a decrease in loan servicing income, other loan income and foreign exchange fees. The decrease in BOLI income for the linked quarters was due to the combination of the policies earning at lower crediting rates and lower BOLI asset balances. The other income category for the first quarter of 2009 includes $536,000 in life insurance proceeds, of which approximately $383,000 is not taxable; there is no similar item in any of the other periods presented.

  First quarter of 2009 compared to the first quarter of 2008

        The $388,000 decrease in noninterest income for the first quarter of 2009 compared to the same quarter of 2008 is due mostly to lower gain on sale of loans. The net gain on sale of loans for the first quarter of 2008 related to the sale of $6.3 million in SBA loans. These loans were sold prior to the second quarter of 2008 decision to suspend the SBA loan sale operation due to negative secondary market trends. Deposit service changes and appreciation of BOLI are lower in 2009 compared to 2008 as described above. The other income category for the first quarter of 2008 includes a $444,000 gain related to recognizing an unearned discount on the payoff of certain acquired loans; there is no similar item in any of the other periods presented.

        Operating Noninterest Expense.    The following table summarizes operating noninterest expense by category for the periods indicated:

	Quarter Ended
	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	(Dollars in thousands)
Compensation	$19,331	$15,088	$19,332	$18,919	$18,846
Occupancy	5,246	5,273	5,248	4,884	4,731
Furniture and equipment	1,140	1,137	1,073	1,046	1,139
Data processing	1,628	1,590	1,495	1,604	1,543
Other professional services	1,524	1,688	1,768	1,669	1,415
Business development	725	789	650	849	756
Communications	693	766	745	816	824
Insurance and assessments	1,598	1,148	1,025	810	540
Other real estate owned, net	997	748	1,369	127	(26)
Intangible asset amortization	2,247	2,332	2,274	2,484	2,530
Reorganization and lease charges	1,215	—	—	258	—
Legal settlement	—	—	—	780	—
Other	2,625	3,260	2,878	3,100	2,914

Total operating noninterest expense	38,969	33,819	37,857	37,346	35,212
Goodwill write-off	—	—	—	486,701	275,000

Total noninterest expense	$38,969	$33,819	$37,857	$524,047	$310,212

Efficiency ratio	71.0%	59.1%	62.0%	857.2%	482.2%
Operating efficiency ratio	71.0%	59.1%	62.0%	61.1%	54.7%

  First quarter of 2009 compared to fourth quarter of 2008

        Noninterest expense increased $5.2 million to $39.0 million for first quarter of 2009 from $33.8 million for the fourth quarter of 2008. Noninterest expense in the fourth quarter of 2008 was reduced by $4.5 million related to a performance-based restricted stock amortization adjustment. When this item is excluded, the first quarter increase in total noninterest expense was $650,000 when compared to the fourth quarter. Such increase is due mostly to the reorganization and lease charges of $1.2 million related to a first quarter 2009 staff reduction, premises costs for the planned second quarter closing of two banking offices, and additional rent for a discontinued acquired office. Insurance and assessments increased $450,000 quarter over quarter due to increased FDIC insurance costs. OREO costs increased $249,000 due to the combination of lower gain on sale of OREO, higher write-downs and lower operating costs.

        Noninterest expense includes amortization of time-based and performance-based restricted stock, which is included in compensation, and intangible asset amortization. Amortization of time-based and performance-based restricted stock totaled $2.2 million for the first quarter of 2009. In the fourth quarter of 2008 we reversed $4.5 million of accumulated amortization for certain performance stock awards when we concluded it was improbable that the financial targets required for vesting of such awards would be met. Amortization expense for all time-based and performance-based restricted stock awards is estimated to be $8.1 million for 2009. Intangible asset amortization totaled $2.2 million for the first quarter of 2009 and $2.3 million for the fourth quarter of 2008 and is estimated to be $9.2 million for 2009. The 2009 estimates of both restricted stock award expense and intangible asset amortization are subject to change.

  First quarter of 2009 compared to first quarter of 2008

        Noninterest expense for the first quarter of 2008 included a $275.0 million charge to earnings for the goodwill write-off. Operating noninterest expense (defined as reported noninterest expense excluding goodwill write-offs) for the first quarter of 2009 totaled $39.0 million compared to $35.2 million for the first quarter of 2008. The $3.8 million increase is due mostly to higher expenses related to other real estate owned, insurance and assessments, and reorganization and lease charges.

        Income Taxes.    The effective tax rate for the first quarter of 2009 was 23.3% compared to 34.3% for the fourth quarter of 2008. The effective tax on net operating earnings was 26.9% for the first quarter of 2008. The effective tax rates are generally lower than the blended Federal and State statutory rate of 42.0% due to tax credits on certain investments and other tax-exempt income. The first quarter of 2009 effective tax rate was lower than those of the prior quarters because the proportion of tax-exempt income to pretax income was higher in the first quarter of 2009.

Balance Sheet Analysis

        Loans.    The following table presents the balance of each major category of loans at the dates indicated:

	At March 31, 2009		At December 31, 2008		At March 31, 2008
	Amount	% of total	Amount	% of total	Amount	% of total
	(Dollars in thousands)
Loan Category:
Domestic:
Commercial	$779,971	20%	$845,410	21%	$849,850	22%
Real estate, construction	583,709	15	579,884	15	661,782	17
Real estate, mortgage	2,482,790	63	2,473,089	62	2,309,434	59
Consumer	38,615	1	44,938	1	47,506	1
Foreign:
Commercial	44,955	1	50,918	1	48,737	1
Other, including real estate	2,126	— (a)	2,245	— (a)	906	— (a)

Gross loans	3,932,166	100%	3,996,484	100%	3,918,215	100%
Less: unearned income	(7,881)		(8,593)		(9,208)
Less: allowance for loan losses	(71,361)		(63,519)		(60,199)

Total net loans	$3,852,924		$3,924,372		$3,848,808

Loans held for sale(b)	$—		$—		$57,309

(a)
Amount is less than 1%.

(b)
Loans held for sale, consisting of SBA 504 and 7(a) loans, were transferred into the regular portfolio during the second quarter of 2008.

        Gross loans total $3.9 billion at March 31, 2009. The real estate construction category includes commercial real estate loans totaling $334.9 million and residential real estate construction loans totaling $248.8 million, of which $231.1 million is nonowner occupied. See also Balance Sheet Analysis—Credit Quality for further information on nonowner occupied residential construction loan exposure. The real estate mortgage loan category includes loans secured by commercial real estate totaling $2.2 billion and loans secured by residential real estate totaling $240.1 million. The residential real estate total includes $103.3 million in multifamily loans, $91.0 million in single-family owner occupied loans and $45.8 million in single-family nonowner occupied loans. Our loan portfolio's value and credit quality is affected in large part by real estate trends in Southern California which have been negative for the last several quarters.

        Although loans, net of unearned income, decreased $63.6 million during the first quarter of 2009, new loans and advances on existing loan commitments totaled $237 million. The net funding activity resulted in real estate loans increasing $9.6 million, commercial and industrial loans declining $71.4 million, construction loans increasing $3.8 million and consumer loans declining $6.3 million.

        At March 31, 2009, the SBA loan portfolio totaled $161.8 million and was composed of $119.9 million in SBA 504 loans and $41.9 million in SBA 7(a) and Express loans. The SBA 504 loans are included in the real estate mortgage category and the SBA 7(a) and Express loans are included in the commercial category. During the second quarter of 2008, due to the depressed SBA loan sale market, we suspended the SBA loan sale operation and any remaining SBA loans held for sale were transferred into the regular portfolio at the lower of cost or fair value on the date of transfer.

        Allowance for Credit Losses.    The allowance for credit losses is the combination of the allowance for loan losses and the reserve for unfunded loan commitments. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities. Generally, as loans are funded, the amount of the commitment reserve applicable to such funded loans will be transferred from the reserve for unfunded loan commitments to the allowance for loan losses based on our reserving methodology. At March 31, 2009, the allowance for credit losses was comprised of the allowance for loan losses of $71.4 million and the reserve for unfunded loan commitments of $5.3 million.

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

        Our loan portfolio, excluding impaired loans which are evaluated individually, is categorized into several pools for purposes of determining allowance amounts by loan pool. The loan pools we currently evaluate are: commercial real estate construction, residential real estate construction, SBA real estate, real estate other, commercial collateralized, commercial unsecured, SBA commercial, consumer, foreign, asset-based, and factoring. Within these loan pools, we then evaluate loans not adversely classified, which we refer to as "pass" credits, separately from adversely classified loans. The adversely classified loans are further grouped into three credit risk rating categories: special mention, substandard and doubtful. The allowance amounts for pass rated loans and those loans adversely classified, which are not reviewed individually, are determined using historical loss rates developed through migration analysis. The migration analysis is updated quarterly based on historic losses and movement of loans between ratings. As a result of this migration analysis and its quarterly updating, the increases we experienced in both chargeoffs and adverse classifications resulted in increased loss factors. In addition, beginning with the third quarter of 2008, we shortened the allowance methodology's accumulated net charge-off look-back data from 32 quarters to 16 quarters to allow greater emphasis on current charge-off activity. Such shortening also increased the loss factors.

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

        We recognize the determination of the allowance for loan losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform sensitivity analyses to provide insight regarding the impact adverse changes in credit risk ratings may have on our allowance for loan losses. The sensitivity analyses has inherent limitations and is based on various assumptions as of a point in time and, accordingly, it is not necessarily representative of the impact loan risk rating changes may have on the allowance for loan losses. At March 31, 2009, in the event that 1 percent of our loans were downgraded one credit risk rating category for each category (e.g., 1 percent of the "pass" category moved to the "special mention" category, 1 percent of the "special mention" category moved to "substandard" category, and 1 percent of the "substandard" category moved to the "doubtful" category within our current allowance methodology), the allowance for loan losses would have increased by approximately $2.7 million. In the event that 5 percent of our loans were downgraded one credit risk category, the allowance for loan losses would increase by approximately $13.6 million. Given current processes employed by the Company, management believes the credit risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different conclusions that could be significant to the Company's financial statements. In addition, current credit risk ratings are subject to change as we continue to review loans within our portfolio and as our borrowers are impacted by economic trends within their market areas.

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

        The following table presents the changes in our allowance for credit losses for the periods indicated:

	As of or for the
	Quarter Ended March 31, 2009	Year Ended December 31, 2008	Quarter Ended March 31, 2008
	(Dollars in thousands)
Balance at beginning of period	$68,790	$61,028	$61,028
Provision for credit losses	14,000	45,800	26,000
Net charge-offs	(6,158)	(38,038)	(18,158)

Balance at end of period	$76,632	$68,790	$68,870

Allowance for credit losses to loans, net of unearned income	1.95%	1.72%	1.76%

        The provisions for credit losses were based on our reserve methodology and considered, among other factors, net charge-offs, the level and trends of classified, criticized, and nonaccrual loans, general market conditions, the level and usage trends of unfunded commitments, and portfolio concentrations.

        The following table presents the changes in our allowance for loan losses for the periods indicated:

	As of or for the
	Quarter Ended March 31, 2009	Year Ended December 31, 2008		Quarter Ended March 31, 2008
	(Dollars in thousands)
Balance at beginning of period	$63,519	$52,557		$52,557
Loans charged off:
Commercial	(1,881)	(7,664)		(108)
Real estate—construction	(1,572)	(24,998	)(a)	(18,335	)(a)
Real estate—mortgage	(2,738)	(2,617)		(68)
Consumer	(216)	(3,947)		(38)
Foreign	(368)	(349)		—

Total loans charged off	(6,775)	(39,575)		(18,549)

Recoveries on loans charged off:
Commercial	303	971		356
Real estate—construction	—	88		—
Real estate—mortgage	190	412		26
Consumer	110	47		9
Foreign	14	19		—

Total recoveries on loans charged off	617	1,537		391

Net charge-offs	(6,158)	(38,038)		(18,158)
Provision for loan losses	14,000	49,000		25,800

Balance at end of period	$71,361	$63,519		$60,199

Ratios:
Allowance for loan losses to loans, net of unearned income	1.82%	1.59%		1.54%
Allowance for loan losses to nonaccrual loans	51.5%	100.1%		188.4%
Annualized net charge-offs to average loans	0.63%	0.96%		1.82%

    (a)
    Includes $16.2 million related to the sale of $34.1 million of residential construction nonaccrual loans at a price of $17.9 million.

        We recorded a $14.0 million provision for loan losses during the first quarter of 2009. Based on information currently available, management believes that the allowance for loan losses is adequate and appropriate for the known and inherent risks in our loan portfolio. In making its evaluation, management considers certain quantitative and qualitative factors including the Company's historical loss experience, the volume and type of lending conducted by the Company, the results of our credit review process, the amounts of classified, criticized and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values, and other factors regarding collectibility and impairment.

        The following table presents the changes in our reserve for unfunded loan commitments for the periods indicated:

	As of or for the
	Quarter Ended March 31, 2009	Year Ended December 31, 2008	Quarter Ended March 31, 2008
	(Dollars in thousands)
Balance at beginning of period	$5,271	$8,471	$8,471
(Reversal) provision	—	(3,200)	200

Balance at end of period	$5,271	$5,271	$8,671

        The decline in the reserve for unfunded commitments in 2008 was due to lower commitment levels and lower usage. Lower commitment levels have resulted from the decline in lending activity during 2008. During the third quarter of 2008 we reviewed unfunded commitment usage for the last 16 quarters and noted that actual commitment usage in certain loan categories was consistently less than the estimated commitment usage factor built-in to our loss reserving methodology. Our methodology, once modified to reflect lower commitment usage factors, resulted in a $1.2 million reduction in the reserve for unfunded loan commitments during the third quarter of 2008.

        Credit Quality.    Our loan portfolio continues to experience pressure from the economic trends in Southern California as indicated by the level of net charge-offs and the increases in nonaccrual loans and nonperforming assets. We expect that such pressures will continue in 2009. The construction loan portfolio increased $3.8 million during the first three months of 2009 to $583.7 million at the end of March. Within our construction loan portfolio, we reduced our exposure to nonowner-occupied residential construction loans by $2.6 million during the first quarter of 2009. The reduction was due mostly to a combination of foreclosures and charge-offs of $6.5 million and net advances for new loans and existing commitments of $3.9 million. Twelve nonowner-occupied residential construction loans totaling approximately $40.3 million were on nonaccrual status at March 31, 2009. The details of the nonowner-occupied residential construction loan portfolio as of the dates indicated follows:

	As of March 31, 2009			As of December 31, 2008
		Number of loans	Average loan balance
Loan Category	Balance			Balance
	(Dollars in thousands)
Residential land acquisition and development	$58,420	23	$2,540	$57,308
Residential nonowner-occupied single family	86,574	30	2,886	94,067
Unimproved residential land	48,814	13	3,755	50,163
Residential multifamily	37,341	10	3,734	32,184

	$231,149	76	$3,041	$233,722

        Our largest loan portfolio concentration is the real estate mortgage category, which includes loans secured by commercial and residential real estate. The commercial real estate mortgage nonowner-occupied category includes loans for retail, office building, industrial and warehouse facilities and hotels. The following table presents our real estate mortgage loan portfolio as of the dates indicated.

	Balance as of
Loan Category	March 31, 2009	December 31, 2008	March 31, 2008
	(Dollars in thousand)
Commercial real estate mortgage
100% owner-occupied	$362,428	$376,975	$438,147
Nonowner-occupied	1,880,215	1,861,868	1,693,867

Total commercial real estate mortgage	2,242,643	2,238,843	2,132,014

Residential real estate mortgage:
Multi-family	103,329	107,377	85,563
Single family owner-occupied	91,004	91,532	43,521
Single family nonowner-occupied	45,814	35,337	48,336

Total residential real estate mortgage	240,147	234,246	177,420

Total real estate mortgage	$2,482,790	$2,473,089	$2,309,434

        All nonaccrual and restructured loans are considered impaired and are evaluated individually for loss exposure. At March 31, 2009 we had $54.8 million of restructured loans of which $9.7 million were on nonaccrual status, $9.7 million were classified as 30 days past due and accruing, and $35.4 million were in compliance with the modified terms and on accrual status. At March 31, 2009, approximately $15.7 million of the allowance for credit losses was allocated to the impaired loans. The types of loans included in the nonaccrual category and accruing loans past due between 30 and 89 days as of March 31, 2009 and December 31, 2008 follow.

	Nonaccrual Loans
				Accruing and over 30 Days Past Due
	March 31, 2009
Loan category	As a % of loan category	Balance	December 31, 2008 Balance	March 31, 2009 Balance	December 31, 2008 Balance
	(Dollars in thousands)
SBA 504	3.2%	$3,869	$5,308	$2,699	$—
SBA 7(a) and Express	24.4%	10,173	7,544	738	2,330
Residential construction	25.4%	44,778	14,738	22,893	5,342
Commercial real estate	1.1%	22,782	11,081	13,442	26,674
Commercial construction	5.7%	14,875	1,298	—	3,956
Commercial	2.5%	18,255	20,325	2,543	2,298
Commercial land	1.9%	1,641	—	—	142
Residential other	15.5%	18,896	86	743	457
Residential land	2.2%	1,257	1,665	—	—
Residential multifamily	0.3%	301	—	—	3,292
Other, including foreign	2.0%	1,670	1,425	640	1,133

Total	3.5%	$138,497	$63,470	$43,698	$45,624

        The net increase in nonaccrual loans during the first quarter is composed of additions of $99.8 million, repayments and payoffs of $9.7 million, charge-offs of $3.3 million, and foreclosures of $11.8 million. The nonaccrual residential construction loan category is comprised of 11 loans, of which 9 of the projects totaling $39.6 million are complete and the remaining 2 loans have underlying projects which are substantially complete. The completed projects include $15.6 million to four borrowers involved in the construction of high-end single family residences located in the Desert region and a $19.4 million 28-unit condo project with excess land for future land development located in Costa Mesa; these loans also represent the majority of the increase in the nonaccrual residential construction loan category since year end. The increase in nonaccrual commercial real estate loans was centered in three properties: one office building for $3.6 million located in the Inland Empire, a retail project for $4.9 million and a golf course for $4.6 million located in the Desert region. The nonaccrual commercial construction loan increase is related to two completed office buildings in the Desert region and a 4-unit industrial building located in southeast San Diego. The increase in the nonaccrual residential other loan category relates to one borrowing relationship with an underlying collateral pool that includes two lots and a home located on a high-end country club and two high-end coastal homes in San Diego County.

        Included in the nonaccrual loans at the end of March are $14.0 million of SBA related loans representing 10% of total nonaccrual loans at that date. The SBA 504 loans are secured by first trust deeds on owner-occupied business real estate with loan-to-value ratios of generally 50% or less at the time of origination. SBA 7(a) loans are secured by borrowers' real estate and/or business assets and are covered by an SBA guarantee of up to 85% of the loan amount. The SBA guaranteed portion on the 7(a) and Express loans shown above is $8.4 million. At March 31, 2009, the SBA loan portfolio totaled $161.8 million and was composed of $119.9 million in SBA 504 loans and $41.9 million in SBA 7(a) and Express loans.

        Loans accruing and over 30 days past due decreased $1.9 million during the first quarter. The increase in the residential construction category is due mostly to a $13.1 million loan for an in-fill single family lot development loan in the South Bay area of Los Angeles County and a restructured loan for an $8.8 million high-end single family residential development in the Desert region. The decline in the commercial real estate category is due mostly to two loans for $8.6 million transferred to nonaccrual status and one loan for $4.4 million that was brought current. While the category of loans accruing and over 30 days past due decreased during the first quarter of 2009, no assurance can be given that such trend will continue.

        Nonperforming assets include nonaccrual loans and other real estate owned (OREO) and totaled $186.2 million at the end of March compared to $104.8 million at the end of December. OREO totaled $47.7 million at the end of March compared to $41.3 million at the end of December. The net increase in OREO is due to 7 additions totaling $12.0 million, an increase in the valuation reserve of $535,000 and 6 sales totaling $5.1 million. The ratio of nonperforming assets to loans and OREO increased to 4.69% at March 31, 2009 from 2.60% at December 31, 2008.

        The following table presents the components of OREO by property type as of the dates indicated:

	Balance as of
Property Type	March 31, 2009		December 31, 2008
	(Dollars in thousands)
Improved residential land	$4,271		$3,735
Commercial real estate	31,003		27,879
Residential condominiums	3,143		5,343
Single family residence	9,256	(a)	4,353

Total	$47,673		$41,310

    (a)
    Includes two single family development projects and two single family residences.

        The following table presents historical credit quality information as of the dates indicated:

	As of or for the
	Quarter Ended March 31, 2009	Year Ended December 31, 2008	Quarter Ended March 31, 2008
	(Dollars in thousands)
ALLOWANCE FOR CREDIT LOSSES:
Allowance for loan losses	$71,361	$63,519	$60,199
Reserve for unfunded loan commitments	5,271	5,271	8,671

Allowance for credit losses	$76,632	$68,790	$68,870

NONPERFORMING ASSETS:
Nonaccrual loans	$138,497	$63,470	$31,955
Other real estate owned	47,673	41,310	6,055

Total nonperforming assets	$186,170	$104,780	$38,010

Allowance for credit losses to loans, net of unearned income	1.95%	1.72%	1.76%
Allowance for credit losses to nonaccrual loans	55.3%	108.4%	215.5%
Allowance for credit losses to nonperforming assets	41.2%	65.7%	181.2%

        Deposits.    The following table presents the balance of each major category of deposits at the dates indicated:

	At March 31, 2009		At December 31, 2008		At March 31, 2008
	Amount	% of total	Amount	% of total	Amount	% of total
	(Dollars in thousands)
Noninterest-bearing	$1,223,884	36%	$1,165,485	34%	$1,277,302	38%
Interest-bearing:
Interest checking	359,551	11	342,241	10	373,145	11
Money market accounts	890,558	26	837,873	24	1,165,337	36
Savings	116,550	3	124,603	4	100,505	3
Time deposits under $100,000	400,084	12	611,083	17	136,476	4
Time deposits over $100,000	410,189	12	393,930	11	266,379	8

Total interest-bearing	2,176,932	64	2,309,730	66	2,041,842	62

Total deposits	$3,400,816	100%	$3,475,215	100%	$3,319,144	100%

        Total deposits decreased $74.4 million during the first quarter of 2009. When the changes in wholesale CDs and the acquired brokered and money desk deposits are excluded, however, our core deposits increased $108.2 million, with $58.4 million of such increase in the noninterest-bearing category. At March 31, 2009, noninterest-bearing deposits totaled $1.2 billion and represented 36.0% of total deposits. Our wholesale CDs and acquired brokered and money desk deposits totaled $167.4 million at March 31, 2009 compared to $350.0 million at December 31, 2008. The March 31 balance includes $44.7 million of brokered and money desk deposits acquired in the November 2008 Security Pacific Bank deposit acquisition and $122.7 million of Pacific Western Bank wholesale CDs. Deposits by foreign customers, primarily located in Mexico and Canada, totaled $111.1 million, or approximately 3.27% of total deposits at March 31, 2009.

Regulatory Matters

        The regulatory capital guidelines and the actual capital ratios for Pacific Western and the Company as of March 31, 2009, are as follows:

	Minimum Regulatory Requirements	Actual
	Well Capitalized	Pacific Western	Company Consolidated
Tier 1 leverage capital ratio	5.00%	10.76%	12.67%
Tier 1 risk-based capital ratio	6.00%	11.20%	13.17%
Total risk-based capital	10.00%	12.45%	14.43%
Tangible common equity (TCE) ratio	—	10.54%	9.67%

        The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities, which totaled $123.0 million at March 31, 2009. Our trust preferred securities are currently included in our Tier I capital for purposes of determining the Company's Tier I and total risk-based capital ratios. The FRB, which is the holding company's banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Although this modification was scheduled to be effective on March 31, 2009, the Federal Reserve postponed the effective date to March 31, 2011. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity, less goodwill net of any related deferred income tax liability. The regulations currently in effect through December 31, 2010 limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at March 31, 2009. We expect that our Tier I capital ratios will be at or above the existing well capitalized levels on March 31, 2011, the first date on which the modified capital regulations must be applied.

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

        Historically, the Bank's primary liquidity source has been its core deposit base. Over the last several years the Bank's reliance on collateralized FHLB advances has increased as one of its sources of affordable and immediately available liquidity. The level of such wholesale funding is monitored based on the Bank's liquidity requirements, and we maintain what we believe to be an acceptable level of this collateralized borrowing capacity. The Bank's secured borrowing capacity with the FHLB was $925.3 million, of which $472.9 million was available as of March 31, 2009. The Bank also maintains a security repurchase line with the FHLB to provide an additional $89.4 million in secured borrowing capacity, against which there were no borrowings as of March 31, 2009. In addition to the secured borrowing relationship with the FHLB, and to meet short term liquidity needs, the Bank maintains adequate balances in liquid assets, which include cash and due from banks, Federal Funds sold, interest bearing deposits in other financial institutions, and unpledged investment securities available-for-sale. The Bank also established a secured line of credit with the FRB in 2008 which had a borrowing capacity of $585.5 million at March 31, 2009 and no amounts were outstanding under this line on that date. The FRB lowered the collateralized borrowing percentages in the secured borrowing program on April 27, 2009, which reduced our borrowing capacity to $520.1 million as of that date. In addition to its secured lines of credit the Bank also maintains unsecured lines of credit, subject to availability, of $155.0 million with correspondent banks for purchase of overnight funds. Another source of liquidity has been the holding company's $35.0 million revolving line of credit with U.S. Bank. We cancelled this line effective May 8, 2009 due to lack of use and to avoid incurring line availability fees.

        The recent disruption in the financial credit and liquidity markets has had the effect of decreasing overall liquidity in the marketplace. While we have experienced net deposit outflows, we have augmented our funding needs with collateralized FHLB borrowings and large denomination time deposits. At March 31, 2009, the Bank had $140.8 million of these large denomination time deposits, the availability of which is uncertain and subject to competitive market forces. In addition, we have $110.5 million of customer deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our participating customers' deposits.

        The primary sources of liquidity for the Company, on a stand alone basis, include the dividends from the Bank and our ability to raise capital, issue subordinated debt and secure outside borrowings. The ability of the Company to obtain funds for the payment of dividends to our stockholders and for other cash requirements is largely dependent upon the Bank's earnings. Pacific Western is subject to restrictions under certain federal and state laws and regulations which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. Dividends paid by state banks, such as Pacific Western, are regulated by the DFI under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the first quarter of 2009, PacWest received no dividends from the Bank. For the foreseeable future, further dividends from the Bank to the Company require DFI approval.

        At March 31, 2009, the Company had, on a stand alone basis, approximately $86.6 million in cash on deposit at the Bank. We believe we have adequate sources of liquidity to fund operations.

        Contractual Obligations.    The known contractual obligations of the Company at March 31, 2009, are as follows:

	At March 31, 2009 and Due
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Short-term debt obligations	$175,000	$—	$—	$—	$175,000
Brokered deposits	139,348	1,475	—	—	140,823
Long-term debt obligations	—	—	50,000	354,946	404,946
Operating lease obligations	13,935	24,665	16,622	19,863	75,085
Other contractual obligations	3,550	4,785	—	—	8,335

Total	$331,833	$30,925	$66,622	$374,809	$804,189

        The amount of brokered deposits included in the contractual obligations table represents wholesale broker deposits only. Such amount does not include $110.5 million of customer deposits that were subsequently participated with other FDIC insured financial institutions as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits.

        Long term debt obligations include $275 million of callable FHLB advances which may be called by the FHLB on various call dates. While the FHLB may call the advances to be repaid for any reason, they are likely to be called if market interest rates are higher than the advances' stated rates on the call dates. If the advances are called by the FHLB, there is no prepayment penalty. Should our FHLB advances be called, we would evaluate the funding opportunities available at that time, including new secured FHLB borrowings at the prevailing market rates. As borrowing rates are currently lower than our contract rates, we do not expect our secured FHLB borrowings to be called. Debt obligations are also discussed in Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements contained in "Item 1. Unaudited Consolidated Financial Statements." Operating lease obligations are discussed in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. The other contractual obligations relate to the minimum liability associated with our data and item processing contract with a third-party provider.

        We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity, and continued deposit gathering activities. We believe we have in place sufficient borrowing mechanisms for short-term liquidity needs.

Off-Balance Sheet Arrangements

        Our obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded. At March 31, 2009, our loan-related commitments, including standby letters of credit, totaled $955.3 million. The commitments which result in a funded loan increase our profitability through net interest income. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources have been and are expected to be sufficient to meet the cash requirements of our lending activities.

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

        Market risk sensitive instruments are generally defined as derivatives and other financial instruments, which include investment securities, loans, deposits, and borrowings. At March 31, 2009, we had not used any derivatives to alter our interest rate risk profile or for any other reason. However, both the repricing characteristics of our fixed rate loans and floating rate loans, the significant percentage of noninterest bearing deposits compared to interest earning assets, and the callable features in certain borrowings, may influence our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, interest bearing deposits in financial institutions, Federal Home Loan Bank stock, investment securities, deposits, borrowings and subordinated debentures.

        We measure our interest rate risk position on at least a quarterly basis using three methods: (i) net interest income simulation analysis; (ii) market value of equity modeling; and (iii) traditional gap analysis. The results of these analyses are reviewed by the Executive ALM Committee and the Board ALCO quarterly. If hypothetical changes to interest rates cause changes to our simulated net present value of equity and/or net interest income outside of our pre-established limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits.

        We evaluated the results of our net interest income simulation and market value of equity models prepared as of March 31, 2009, the results of which are presented below. Our net interest income simulation indicates that our balance sheet is liability sensitive as rising interest rates would result in a decline in our net interest margin. This profile is primarily a result of the increased origination of fixed rate loans and variable rate loans with initial fixed rate terms, which is driven by customer demand for fixed rate products in this low interest rate environment. Our market value of equity model indicates an asset sensitive profile suggesting a sudden sustained increase in rates would result in an increase in our estimated market value of equity. This profile is a result of the assumed floors in the Company's offering rates which are not expected to increase to the extent of the movement of market interest rates, and the significant value placed on the Company's noninterest bearing deposits for purposes of this analysis. The divergent profile between the net interest income simulation and market value of equity model is a result of the Company's significant level of noninterest bearing deposits. Static balances of noninterest bearing deposits do not impact the net interest income simulation. However, the value of these deposits increase substantially in the market value of equity model when market rates are assumed to rise. In general, we view the net interest income model results as more relevant to the Company's current operating profile and manage our balance sheet based on this information.

        Net interest income simulation.    We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of March 31, 2009. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our interest sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

        This analysis calculates the difference between net interest income forecasted using both increasing and declining interest rate scenarios and net interest income forecasted using a base market interest rate derived from the treasury yield curve at March 31, 2009. In order to arrive at the base case, we extend our balance sheet at March 31, 2009 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products' pricing as of March 31, 2009. Based on such repricings, we calculated an estimated net interest income and net interest margin. The effects of certain balance sheet attributes, such as fixed-rate loans, floating rate loans that have reached their floors and the volume of noninterest bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that may vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

        The net interest income simulation model includes various assumptions regarding the repricing relationship for each of our assets and liabilities. Many of our assets are floating rate loans, which are assumed to reprice to the same extent as the change in market rates according to their contracted index. However, floating rate loans tied to our base lending rate are assumed to reprice upward only after the first 75 basis point increase in market rates. This assumption is due to the fact we reduced our base lending rate 100 basis points when the Federal Reserve lowered the Federal Funds benchmark rate by 175 basis points. Some loans and investment vehicles include the opportunity of prepayment (imbedded options) and the simulation model uses national indexes to estimate these prepayments and reinvest these proceeds at current simulated yields. Our deposit products reprice at our discretion and are assumed to reprice more slowly in a rising or declining interest rate environment, usually repricing less than the change in market rates. Also, a callable option feature on certain borrowings will reprice differently in a rising interest rate environment than in a declining interest rate environment.

        The simulation analysis does not account for all factors that impact this analysis, including changes by management to mitigate the impact of interest rate changes or the impact a change in interest rates may have on our credit risk profile, loan prepayment estimates and spread relationships which can change regularly. In addition, the simulation analysis does not make any assumptions regarding loan fee income, which is a component of our net interest income and tends to increase our net interest margin. In the quarter ending March 31, 2009, loan fee income increased our net interest margin by 17 basis points. Management reviews the model assumptions for reasonableness on a quarterly basis.

        The following table presents as of March 31, 2009, forecasted net interest income and net interest margin for the next 12 months using a base case and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points.

Interest rate scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$200,039	(5.55)%	4.76%	(0.28)%
Up 200 basis points	$198,244	(6.40)%	4.72%	(0.32)%
Up 100 basis points	$201,399	(4.91)%	4.79%	(0.25)%
BASE CASE	$211,797	—	5.04%	—
Down 100 basis points	$216,817	2.37%	5.16%	0.12%
Down 200 basis points	$216,543	2.24%	5.15%	0.11%
Down 300 basis points	$216,333	2.14%	5.15%	0.11%

        Our net interest income simulation model prepared as of March 31, 2009 suggests our balance sheet is liability sensitive. Liability sensitivity suggests that in a rising interest rate environment, our net interest margin would decrease; and during a falling or sustained low interest rate environment, our net interest margin would increase. This liability sensitive profile is due to the assumed repricing characteristics of our loans, deposits and borrowings. The Federal Reserve lowered the Federal Funds benchmark rate by 175 basis points during the fourth quarter of 2008 and we reduced our base lending rate 100 basis points. Not lowering our base lending rate may prevent further compression of our net interest margin given the current low interest rate environment. However, until market rates catch up to our loan offering rates, our loans will act like fixed rate instruments. Accordingly, in the event of a sudden sustained increase in rates we assume the cost of our liabilities would begin to increase immediately while our loans are assumed to reprice upward only after market rates exceed our interest rate floors. This would have the effect of compressing our net interest margin as approximately 34% of our loans have interest rates that are tied to our base lending rate and are subject to repricing. In addition, 21% of our loans are tied to an index other than our base lending rate and are also considered to be floating rate loans. Although, our floating rate loans may reprice during the life of the loan, they are subject to other terms and the repricing effect may not be immediate and to the extent of the movement in the index rate.

        In comparing the March 31, 2009, simulation results to December 31, 2008, we have become less liability sensitive. The decrease in our liability sensitivity is due mostly to increases in interest-bearing deposits in financial institutions and noninterest bearing deposits.

        Market value of equity.    We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as the market value of equity, using a simulation model. This simulation model assesses the changes in the market value of our interest sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease in market interest rates of 100, 200 and 300 basis points. This analysis assigns significant value to our noninterest bearing deposit balances. The projections are by their nature forward looking and therefore inherently uncertain, and include various assumptions regarding cash flows and interest rates. This model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions.

        The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at March 31, 2009. The following table shows the projected change in the market value of equity for the set of rate shocks presented as of March 31, 2009:

Interest rate scenario	Estimated Market Value	Percentage Change From Base	Percentage of total assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$714,489	19.50%	15.9%	152.3%
Up 200 basis points	$707,156	18.28%	15.7%	150.8%
Up 100 basis points	$658,156	10.08%	14.6%	140.3%
BASE CASE	$597,877	—	13.3%	127.5%
Down 100 basis points	$536,607	(10.25)%	11.9%	114.4%
Down 200 basis points	$474,277	(20.67)%	10.5%	101.1%
Down 300 basis points	$424,159	(29.06)%	9.4%	90.4%

        The results of our market value of equity model indicate an asset sensitive interest rate risk profile at March 31, 2009 demonstrated by the increase in the market value of equity in the "up" interest rate scenarios compared to the "base case". Given the historically low market interest rates as of March 31, 2009, the "down" scenarios at March 31, 2009 are not considered meaningful and excluded from the following discussion.

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

        In comparing the March 31, 2009, simulation results to December 31, 2008, we have become less asset sensitive. The decrease in our asset sensitivity is due mostly to an increase in the amount of base case equity resulting from the $100.0 million CapGen investment.

        Gap analysis.    As part of the interest rate management process, we use a gap analysis. A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest-sensitive assets and interest-bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match the volume of interest sensitive assets and interest bearing liabilities repricing over different time intervals. The following table illustrates the volume and repricing characteristics of our balance sheet at March 31, 2009 over the indicated time intervals:

Interest Rate Sensativity
At March 31, 2009
Amounts Maturing or Repricing In

	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Non Interest Rate Sensitive	Total
	(Dollars in thousands)
ASSETS
Cash and deposits in financial institutions	$95,758	$—	$—	$—	$118,009	$213,767
Federal funds sold	—	—	—	—	—	—
Investment securities	11,501	1,827	25,791	135,769	—	174,888
Loans, net of unearned income	1,728,895	200,753	911,885	1,082,752	—	3,924,285
Other assets	—	—	—	—	183,130	183,130

Total assets	$1,836,154	$202,580	$937,676	$1,218,521	$301,139	$4,496,070

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$—	$—	$—	$—	$1,223,884	$1,223,884
Interest-bearing demand, money market and savings	1,366,659	—	—	—	—	1,366,659
Time deposits	373,469	395,212	41,592	—	—	810,273
Borrowings	—	175,000	50,000	225,000	—	450,000
Subordinated debentures	87,631	—	20,619	18,558	3,138	129,946
Other liabilities	—	—	—	—	46,302	46,302
stockholders' equity	—	—	—	—	469,006	469,006

Total liabilities and stockholders' equity	$1,827,759	$570,212	$112,211	$243,558	$1,742,330	$4,496,070

Period gap	$8,395	$(367,632)	$825,465	$974,963	$(1,441,191)
Cumulative interest-earning assets	$1,836,154	$2,038,734	$2,976,410	$4,194,931
Cumulative interest-bearing liabilities	$1,827,759	$2,397,971	$2,510,182	$2,753,740
Cumulative gap	$8,395	$(359,237)	$466,228	$1,441,191
Cumulative interest-earning assets to cumulative interest-bearing liabilities	100.5%	85.0%	118.6%	152.3%
Cumulative gap as a percent of:
Total assets	0.2%	(8.0)%	10.4%	32.1%
Interest-earning assets	0.2%	(8.8)%	11.4%	35.2%

        All amounts are reported at their contractual maturity or repricing periods, except for $33.8 million in FHLB stock which is shown as a longer-term investment because of previously announced dividend and stock redemption suspensions. This analysis makes certain assumptions as to interest rate sensitivity of savings and NOW accounts which have no stated maturity and have had very little rate fluctuation in the past three years. Money market accounts are repriced at management's discretion and generally are more rate sensitive.

        The preceding table indicates that we had a negative one year cumulative gap of $359.2 million at March 31, 2009, a decrease of $45.3 million from the negative gap position of $404.5 million at December 31, 2008. The decrease in the negative gap is the result of a decrease in time deposits. This gap position suggests that we are liability sensitive and if rates were to increase, our net interest margin would most likely decrease. Conversely, if rates were to decrease, our net interest margin would most likely increase. The ratio of interest-earning assets to interest- bearing liabilities maturing or repricing within one year at March 31, 2009 is 85.0%. This one year gap position indicates that interest expense is likely to be affected to a greater extent than interest income for any changes in interest rates within one year from March 31, 2009.

        The Bank entered into five fixed rate term advances with FHLB during the fourth quarter of 2007 and the first quarter of 2008. Three advances totaling $275 million with maturity dates of 2013 or later contain quarterly call options and may be called by the FHLB on various call dates as detailed in Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements contained in "Item 1. Unaudited Condensed Consolidated Financial Statements." While the FHLB may call the advances to be repaid for any reason, they are likely to be called if market interest rates are higher than the advances' stated rates on the call dates. If the advances are called by the FHLB, there is no prepayment penalty. Should our FHLB advances be called, we would evaluate the funding opportunities available at that time, including new secured borrowings from the FHLB at the then market rates. As borrowing rates are currently lower than our contract rates, we do not expect our secured FHLB borrowings to be called. We may repay the advances with a prepayment penalty at any time.

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

ITEM 3.    Quantitative and Qualitative Disclosure about Market Risk

        Please see the section above titled "Asset/Liability Management and Interest Rate Sensitivity" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations"

which provides an update to our quantitative and qualitative disclosure about market risk. This analysis should be read in conjunction with text under the caption "Quantitative and Qualitative Disclosure About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2008, which text is incorporated herein by reference. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 regarding such forward-looking information.

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

 PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

        In the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business. Although the ultimate outcome and amount of liability, if any, with respect to these legal actions to which we are currently a party cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to us, any resulting liability is not likely to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 1A.    Risk Factors

        There have been no material changes with respect to the risk factors described in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which Item 1A. is incorporated herein by reference.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)
Issuer Repurchases of Common Stock

        In January 2009, all participants in the Company's Directors Deferred Compensation Plan, or the DDCP, received distributions of amounts previously deferred and the DDCP was terminated. Upon termination of the DDCP 166,337 common shares were distributed to the participants and 18,058 shares were purchased by the Company in satisfaction of financial obligations incurred with the distribution.

        The following table presents stock purchases made during the first quarter of 2009:

	Total Shares Purchased	Average Price Per Share
January 1 - January 31, 2009	18,058	$23.05
February 1 - February 28, 2009	12,412	$18.53
March 1 - March 31, 2009	—	$0.00

Total	30,470	$21.21

    (a)
    Shares repurchased in satisfaction for financial obligations incurred through either the vesting of the Company's restricted stock or the DDCP distribution.

ITEM 6.    Exhibits

Exhibit Number		Description
3.1		Certificate of Incorporation, as amended, of PacWest Bancorp, a Delaware corporation (Exhibit 3.1 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
3.2		Bylaws of PacWest Bancorp, a Delaware corporation, dated April 22, 2008 (Exhibit 3.2 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
10.1	*	Indemnification Agreement, applicable to the directors and executive officers of the Company, dated March 25, 2009.
31.1		Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2		Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1		Section 1350 Certification of Chief Executive Officer.
32.2		Section 1350 Certification of Chief Financial Officer.

*
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACWEST BANCORP

Date: May 11, 2009	/s/ VICTOR R. SANTORO Victor R. Santoro Executive Vice President and Chief Financial Officer