Form 10-Q
period 2009-06-30
PACWEST BANCORP
filed 2009-08-10
CIK 1102112

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
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

         As of August 5, 2009 there were 31,094,157 shares of the registrant's common stock outstanding, excluding 1,205,792 shares of unvested restricted stock.

See "Notes to Unaudited Condensed Consolidated Financial Statements."

PART I—FINANCIAL INFORMATION

ITEM 1.    Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Dollars in thousands, except share data)
Assets:
Cash and due from banks	$102,351	$100,925
Federal funds sold	—	165

Total cash and cash equivalents	102,351	101,090
Interest-bearing deposits in financial institutions	79,314	58,780
Investments:
Federal Home Loan Bank stock, at cost	33,782	33,782
Securities available-for-sale (amortized cost of $162,346 at June 30, 2009 and $119,074 at December 31, 2008)	165,286	121,577

Total investments	199,068	155,359
Loans, net of unearned income	3,904,366	3,987,891
Less allowance for loan losses	(72,122)	(63,519)

Net loans	3,832,244	3,924,372
Premises and equipment, net	23,611	24,675
Other real estate owned, net	46,583	41,310
Accrued interest receivable	15,269	15,976
Core deposit and customer relationship intangibles	35,417	39,922
Cash surrender value of life insurance	66,593	70,588
Other assets	75,786	63,430

Total assets	$4,476,236	$4,495,502

Liabilities and Stockholders' Equity:
Deposits:
Noninterest-bearing	$1,227,891	$1,165,485
Interest-bearing	2,025,420	2,309,730

Total deposits	3,253,311	3,475,215
Accrued interest payable and other liabilities	43,931	64,567
Borrowings	585,000	450,000
Subordinated debentures	129,897	129,994

Total liabilities	4,012,139	4,119,776

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 50,000,000 shares;
32,357,965 shares issued at June 30, 2009 and 28,528,466 shares issued at December 31, 2008 (includes 1,237,423 and 1,309,586 shares of unvested restricted stock, respectively)	323	285
Capital surplus	1,003,026	909,922
Accumulated deficit	(539,971)	(535,676)
Less common stock repurchased: 47,657 shares at June 30, 2009 and 12,360 shares at December 31, 2008	(986)	(257)
Accumulated other comprehensive income—unrealized gain on securities available-for-sale, net	1,705	1,452

Total stockholders' equity	464,097	375,726

Total liabilities and stockholders' equity	$4,476,236	$4,495,502

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Quarter Ended			Six Months Ended June 30,
	06/30/09	03/31/09	06/30/08	2009	2008
	(In thousands, except per share data)
Interest income:
Interest and fees on loans	$61,663	$61,847	$69,536	$123,510	$145,189
Interest on federal funds sold	—	—	23	—	63
Interest on deposits in financial institutions	37	61	2	98	5
Interest on investment securities	1,641	1,546	1,861	3,187	3,562

Total interest income	63,341	63,454	71,422	126,795	148,819

Interest expense:
Deposits	7,367	9,320	8,919	16,687	20,740
Borrowings	3,626	3,582	4,680	7,208	9,987
Subordinated debentures	1,639	1,779	2,051	3,418	4,460

Total interest expense	12,632	14,681	15,650	27,313	35,187

Net interest income before provision for credit losses	50,709	48,773	55,772	99,482	113,632
Provision for credit losses	18,000	14,000	3,500	32,000	29,500

Net interest income after provision for credit losses	32,709	34,773	52,272	67,482	84,132

Noninterest income:
Service charges on deposit accounts	3,009	3,149	3,205	6,158	6,429
Other commissions and fees	1,746	1,685	1,812	3,431	3,331
Loss on sale of loans, net	—	—	(572)	—	(303)
Increase in cash surrender value of life insurance	394	439	617	833	1,204
Other income	224	808	302	1,032	1,172

Total noninterest income	5,373	6,081	5,364	11,454	11,833

Noninterest expense:
Compensation	18,394	19,331	18,919	37,725	37,765
Occupancy	6,462	6,386	5,930	12,848	11,800
Data processing	1,677	1,628	1,604	3,305	3,147
Other professional services	1,486	1,524	1,669	3,010	3,084
Business development	625	725	849	1,350	1,605
Communications	688	693	816	1,381	1,640
Insurance and assessments	3,871	1,598	810	5,469	1,350
Other real estate owned, net	9,231	997	127	10,228	101
Intangible asset amortization	2,367	2,247	2,484	4,614	5,014
Reorganization and lease charges	—	1,215	258	1,215	258
Legal settlement	—	—	780	—	780
Goodwill write-off	—	—	486,701	—	761,701
Other	3,130	2,625	3,100	5,755	6,014

Total noninterest expense	47,931	38,969	524,047	86,900	834,259

Earnings (loss) before income taxes	(9,849)	1,885	(466,411)	(7,964)	(738,294)
Income taxes	(4,109)	440	8,103	(3,669)	8,943

Net earnings (loss)	$(5,740)	$1,445	$(474,514)	$(4,295)	$(747,237)

Earnings (loss) per share:
Basic	$(0.18)	$0.04	$(17.47)	$(0.15)	$(27.53)
Diluted	$(0.18)	$0.04	$(17.47)	$(0.15)	$(27.53)
Dividends declared per share	$0.01	$0.32	$0.32	$0.33	$0.64

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Quarter Ended			Six Months Ended June 30,
	06/30/09	03/31/09	06/30/08	2009	2008
	(Dollars in thousands)
Net earnings (loss)	$(5,740)	$1,445	$(474,514)	$(4,295)	$(747,237)
Other comprehensive income (loss), net of related income taxes:
Unrealized holding (losses) gains on securities available-for-sale arising during the period	(369)	622	(1,193)	253	(630)

Comprehensive income (loss)	$(6,109)	$2,067	$(475,707)	$(4,042)	$(747,867)

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock
						Accumulated Other Comprehensive Income
	Shares	Par Value	Capital Surplus	(Accumulated Deficit)	Treasury Stock		Total
	(Dollars in thousands, except share data)
Balance at December 31, 2008	28,516,106	$285	$909,922	$(535,676)	$(257)	$1,452	$375,726
Net loss	—	—	—	(4,295)	—	—	(4,295)
Issuance of common stock	3,846,153	38	99,962				100,000
Tax effect from vesting of restricted stock	—	—	(467)	—	—	—	(467)
Restricted stock awarded and earned stock compensation, net of shares forfeited	(16,654)	—	4,092	—	—	—	4,092
Restricted stock surrendered	(35,297)	—	—	—	(729)	—	(729)
Cash dividends paid ($0.33 per share)	—	—	(10,483)	—		—	(10,483)
Other comprehensive income—increase in net unrealized gain on securities available-for-sale, net of tax effect of $184 thousand	—	—	—	—		253	253

Balance at June 30, 2009	32,310,308	$323	$1,003,026	$(539,971)	$(986)	$1,705	$464,097

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(4,295)	$(747,237)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Goodwill write-off	—	761,701
Depreciation and amortization	7,338	7,453
Provision for credit losses	32,000	29,500
Loss on sale of other real estate owned	1,505	—
Write-downs of other real estate owned	7,532	—
Loss on sale of loans	—	303
(Gain) loss on sale of premises and equipment	(11)	12
Proceeds from sale of loans held for sale	—	7,868
Origination of loans held for sale	—	(1,665)
Restricted stock amortization	4,092	2,432
Tax effect included in stockholders' equity of stock option exercises and restricted stock vesting	467	252
Decrease in accrued and deferred income taxes, net	(15,319)	(7,665)
Decrease in other assets	8,913	3,664
(Decrease) increase in accrued interest payable and other liabilities	(18,731)	1,065
Dividends on FHLB stock	—	(695)

Net cash provided by operating activities	23,491	56,988

Cash flows from investing activities:
Cash paid to FDIC in settlement of SPB deposit acquisition	(109)	—
Net decrease in net loans outstanding	25,948	47,676
Proceeds from sale of loans	—	22,110
Net (increase) decrease in deposits in financial institutions	(20,534)	167
Securities available-for-sale:
Maturities	34,620	25,813
Purchases	(77,945)	(29,316)
Net purchases of FHLB stock	—	(6,600)
Proceeds from sale of other real estate owned	16,359	846
Capitalized costs to complete other real estate owned	(293)	—
Purchases of premises and equipment, net	(1,774)	(2,185)
Proceeds from sale of premises and equipment	81	54

Net cash (used in) provided by investing activities	(23,647)	58,565

Cash flows from financing activities:
Net increase (decrease) in deposits:
Noninterest-bearing	62,406	27,152
Interest-bearing	(284,310)	(80,085)
Redemptions of subordinated debentures	—	(8,248)
Net proceeds from issuance of common stock	100,000	—
Net surrenders from exercise and vesting of stock awards	(729)	(258)
Tax effect included in stockholders' equity of stock option exercises and restricted stock vesting	(467)	(252)
Net increase (decrease) in borrowings	135,000	(10,700)
Cash dividends paid	(10,483)	(17,663)

Net cash provided by (used in) financing activities	1,417	(90,054)

Net increase in cash and cash equivalents	1,261	25,499
Cash and cash equivalents at beginning of period	101,090	101,363

Cash and cash equivalents at end of period	$102,351	$126,862

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$28,621	$35,516
Cash paid during period for income taxes	11,625	16,556
Transfer of loans to other real estate owned	30,343	8,355
Transfer from loans held-for-sale to loans	—	57,034
Transfer from loans to loans held-for-sale	—	22,085

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

NOTE 2—ACQUISITIONS

        All of the acquisitions consummated after December 31, 2000 were completed using the purchase method of accounting. We recorded the estimated merger-related charges associated with each acquisition as a liability at closing when the related purchase price was allocated. For each acquisition, we developed an integration plan for the Company that addressed, among other things, requirements for staffing, systems platforms, branch locations and other facilities. The remaining merger-related liability totals $1.3 million at June 30, 2009 and represents the estimated lease payments, net of estimated sublease income, for the remaining life of leases for abandoned space.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill and intangible assets arise from purchase business combinations. The goodwill previously recorded had been assigned to our one reporting unit—banking operations. Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

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

        The following table presents the changes in the gross amounts of CDI and CRI and the related accumulated amortization for the periods indicated:

	Six Months Ended
	6/30/09	6/30/08
	(Dollars in thousands)
Gross amount:
Balance at the beginning of the period	$72,990	$70,805
Adjustment to SPB CDI	109	—

Balance at the end of the period	73,099	70,805

Accumulated amortization:
Balance at the beginning of the period	(33,068)	(27,020)
Amortization	(4,614)	(5,014)

Balance at the end of the period	(37,682)	(32,034)

Net balance at the end of the period	$35,417	$38,771

        The aggregate amortization expense related to the intangible assets is expected to be $9.2 million for 2009. The estimated aggregate amortization expense related to these intangible assets for each of the subsequent four years is $8.5 million, $7.0 million, $4.6 million, and $3.3 million.

NOTE 4—INVESTMENT SECURITIES AND FHLB STOCK

        The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale as of June 30, 2009 are in the table below. Other securities includes an investment in overnight money

NOTE 4—INVESTMENT SECURITIES AND FHLB STOCK (Continued)

market funds at a financial institution. See Note 7 for information on fair value measurements and methodology.

	June 30, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Government and government-sponsored entity mortgage-backed securities	$133,029	$2,967	$211	$135,785
Government-sponsored entity debt securities	14,999	20	44	14,975
Municipal securities	8,294	235	27	8,502
Other securities	6,024	—	—	6,024

Total	$162,346	$3,222	$282	$165,286

        The contractual maturity distribution of our securities portfolio based on amortized cost and fair value as of June 30, 2009, is shown below. Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Maturity distribution as of June 30, 2009
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$8,024	$8,024
Due after one year through five years	9,473	9,873
Due after five years through ten years	21,244	21,368
Due after ten years	123,605	126,021

Total	$162,346	$165,286

        At June 30, 2009, the fair value of debt securities and mortgage-backed debt securities issued by the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) was approximately $101.6 million. We do not own any non-agency mortgage-backed securities or any equity securities issued by Fannie Mae or Freddie Mac.

        As of June 30, 2009 securities available-for-sale with a fair value of $155.2 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.

NOTE 4—INVESTMENT SECURITIES AND FHLB STOCK (Continued)

        At June 30, 2009 none of the securities in our investment portfolio had been in a continuous unrealized loss position for 12 months or longer. The following table presents the fair value and unrealized losses on securities that were temporarily impaired as of June 30, 2009.

	Impairment Period
	Less than 12 months		12 months or longer
Descriptions of securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Government and government-sponsored entity mortgage-backed securities	$17,329	$211	$—	$—
Government-sponsored entity debt securities	8,956	44	—	—
Municipal securities	813	27	—	—

Total temporarily impaired securities	$27,098	$282	$—	$—

        FHLB Stock.    The Company has a $33.8 million investment in Federal Home Loan Bank of San Francisco (FHLB) stock which is carried at cost at June 30, 2009. In January 2009, the FHLB announced it suspended excess FHLB stock redemptions and dividend payments. We evaluated the carrying value of our FHLB stock investment at June 30, 2009 and determined it was not impaired. Our evaluation considered the long-term nature of the investment, the liquidity position of the FHLB, the actions being taken by the FHLB to address its regulatory situation, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

NOTE 5—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS

  Borrowings

        The following table summarizes our FHLB advances by their maturity dates outstanding at June 30, 2009:

Year of Maturity	Amount	Rate	Next Date Callable by FHLB
	(Dollars in thousands)
Overnight	$135,000	0.11%	N/A
2009	100,000	3.63%	N/A
2010	75,000	3.04%	N/A
2013	50,000	2.71%	10/11/2009	(a)
2017	200,000	3.16%	9/11/2009	(a)
2018	25,000	2.61%	10/11/2009	(a)

Total	$585,000	2.46%

    (a)
    Quarterly thereafter.

        With the exception of overnight borrowings the FHLB advances outstanding at June 30, 2009, are term advances scheduled to mature in December 2009 and January 2010 and callable advances with longer maturity dates. The callable advances have all passed their initial call dates and are currently callable on a quarterly basis by the FHLB. While the FHLB may call the advances to be repaid for any reason, they are likely to be called if market interest rates are higher than the advances' stated rates on the call dates. We may repay the advances at any time with a prepayment penalty. Our aggregate

NOTE 5—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS (Continued)

remaining borrowing capacity under the FHLB secured lines of credit was $479.2 million at June 30, 2009. Additionally, the Bank had secured borrowing capacity from the Federal Reserve discount window of $485.9 million at June 30, 2009. The Bank also maintains unsecured lines of credit of $155.0 million with correspondent banks for the purchase of overnight funds; these lines are subject to availability of funds.

        The Company cancelled its $35.0 million revolving credit line with U.S. Bank, N.A. effective May 8, 2009, due to the lack of use and to avoid line availability fees.

Subordinated Debentures

        The Company had an aggregate of $129.9 million subordinated debentures outstanding at June 30, 2009. These subordinated debentures were issued in seven separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us or entities we have acquired, which in turn issued trust preferred securities, which total $123.0 million at June 30, 2009. With the exception of Trust I and Trust CI, the subordinated debentures are callable at par, only by the issuer, five years from the date of issuance, subject to certain exceptions. We were permitted to call the debentures in the first five years if the prepayment election relates to one of the following three events: (i) a change in the tax treatment of the debentures stemming from a change in the IRS laws; (ii) a change in the regulatory treatment of the underlying trust preferred securities as Tier 1 capital; and (iii) a requirement to register the underlying trust as a registered investment company. However, redemption in the first five years is subject to a prepayment penalty. Trust I and Trust CI may not be called for 10 years from the date of issuance unless one of the three events described above has occurred and then a prepayment penalty applies. In addition, there is a prepayment penalty if either of these debentures is called 10 to 20 years from the date of their issuance and they may be called at par after 20 years. The proceeds of the subordinated debentures we originated were used primarily to fund several of our acquisitions and to augment regulatory capital.

        The following table summarizes the terms of each issuance of the subordinated debentures outstanding at June 30, 2009:

Series	Date issued	Amount	Maturity	Earliest Call Date by Company without Penalty(1)	Fixed or Variable Rate	Rate Index	Current Rate(2)	Next Reset Date
	(Dollars in thousands)
Trust CI(3)	3/23/2000	$10,310	3/8/2030	3/8/2020	Fixed	N/A	11.00%	N/A
Trust I	9/7/2000	8,248	9/7/2030	9/7/2020	Fixed	N/A	10.60%	N/A
Trust V	8/15/2003	10,310	9/17/2033	N/A	Variable	3 month LIBOR + 3.10	3.71%	9/15/2009
Trust VI	9/3/2003	10,310	9/15/2033	N/A	Variable	3 month LIBOR + 3.05	3.68%	9/11/2009
Trust CII(3)	9/17/2003	5,155	9/17/2033	N/A	Variable	3 month LIBOR + 2.95	3.56%	9/15/2009
Trust VII	2/5/2004	61,856	4/23/2034	N/A	Variable	3 month LIBOR + 2.75	3.24%	10/28/2009
Trust CIII(3)	8/15/2005	20,619	9/15/2035	9/15/2010	Fixed(4)	N/A	5.85%	9/15/2010
Unamortized premium(5)		3,089

Total		$129,897

(1)
As described above, certain issuances may be called earlier without penalty upon the occurrence of certain events.
(2)
As of July 28, 2009; excludes debt issuance costs.
(3)
Acquired in the Community Bancorp acquisition.
(4)
Interest rate is fixed until 9/15/2010 and then is variable at a rate of 3-month LIBOR + 1.69%.
(5)
This amount represents the fair value adjustment on acquired trusts.

        As previously mentioned, the subordinated debentures were issued to trusts established by us, or entities we acquired, which in turn issued $123.0 million of trust preferred securities. These securities are currently included in our Tier I capital for purposes of determining the Company's Tier I and total risk-based capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company's banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Although this modification was scheduled to be effective on March 31, 2009, the Federal Reserve postponed the effective date to March 31, 2011. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less certain intangibles, including goodwill, core deposit intangibles and customer relationship intangibles, net of any related deferred income tax liability. The regulations currently in effect through December 31, 2010, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for permitted intangibles. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at June 30, 2009. We expect that our Tier I capital ratios will be at or above the existing well-capitalized levels on March 31, 2011, the first date on which the modified capital regulations must be applied.

Brokered Deposits

        Brokered deposits totaled $119.0 million at June 30, 2009 and are included in the interest-bearing deposits balance on the accompanying consolidated balance sheet. Such amount includes (a) $96.7 million of customer deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits, (b) $11.1 million of Pacific Western Bank wholesale CDs which mature in 2009, and (c) $11.2 million of brokered deposits acquired in the Security Pacific Bank (SPB) deposit acquisition. Such amounts exclude $9.5 million of money desk CDs also acquired in SPB deposit acquisition.

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

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit amounting to $837.2 million and $995.7 million were outstanding at June 30, 2009 and December 31, 2008.

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees expire within one year from the date of issuance. The Company generally requires collateral or other security to support financial instruments with credit risk. Standby letters of credit amounting to $38.6 million and $67.3 million were outstanding at June 30, 2009 and December 31, 2008.

NOTE 6—COMMITMENTS AND CONTINGENCES (Continued)

        The Company has investments in low income housing project partnerships which provide the Company income tax credits and in several small business investment companies. As of June 30, 2009 the Company had commitments to contribute capital to these entities totaling $306,000.

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

NOTE 7—FAIR VALUE MEASUREMENTS

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date reflecting assumptions that a market participant would use when pricing an asset or liability. The fair value hierarchy is as follows:

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

        Certain assets and liabilities are measured at the lower of cost or fair value in accordance with GAAP. Accordingly, an asset or a liability may, or may not, meet the criteria for fair value measurement during a reporting period; the fair value measurements of these assets and liabilities are considered "nonrecurring". For assets measured at fair value on a nonrecurring basis, the following tables present the level of valuation assumptions used to determine each adjustment, the carrying value of the related assets, and the total gains and losses recognized in the quarter and six months ended June 30, 2009. The tables are followed by a description of the valuation methodologies used to measure such assets at fair value. We have no liabilities that are measured at fair value.

For the quarter ended June 30, 2009:

		Fair Value Measurement Using
Recurring	Total Fair Value	Quoted Market Price Level 1	Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in thousands)
Securities available-for-sale	$165,286	—	$165,286	—

NOTE 7—FAIR VALUE MEASUREMENTS (Continued)

Nonrecurring	Total Fair Value	Level 1	Level 2	Level 3	Total Gains (Losses)
	(Dollars in thousands)
Impaired loans	$103,084	$—	$29,210	$73,874	$(3,077)
Other real estate owned	27,464	—	18,298	9,166	(7,803)
Servicing asset	2,075	—	—	2,075	72

					$(10,808)

For the six months ended June 30, 2009:

Description	Total Fair Value	Level 1	Level 2	Level 3	Total Gains (Losses)
	(Dollars in thousands)
Impaired loans	$103,084	$—	$29,210	$73,874	$(15,344)
Other real estate owned	27,464		18,298	9,166	(8,218)
Servicing asset	2,075			2,075	152

					$(23,410)

        Securities available-for-sale.    Securities available-for-sale are measured and carried at fair value on a recurring basis. We obtain one report from a nationally recognized broker-dealer detailing the fair value of each investment security we hold as of each reporting date. This broker-dealer uses observable market information to value our fixed income securities, with the primary source being a nationally recognized pricing service. The fair value of the municipal securities is based on a proprietary model maintained by the independent third party. Such model also incorporates several observable market inputs, including the use of the Thompson Municipal Market Data for general municipals. We review all of the broker-dealer supplied quotes on the securities we own as of the reporting date for reasonableness based on our understanding of the marketplace and we consider any credit issues related to the bonds. We have not made any adjustments to the market quotes provided to us and as they are based on observable market data, and they have been categorized as Level 2 within the fair value hierarchy. See Note 4 for further information on unrealized gains and losses on securities available-for-sale.

        Impaired loans.    All of our nonaccrual and restructured loans are considered impaired and are reviewed individually for the amount of impairment, if any. Most of our loans are collateral dependent and, accordingly, we measure impaired loans based on the fair value of such collateral. The fair value of each loan's collateral is generally based on estimated market prices from an independently prepared current appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement. In light of the decline in real estate values over the past several quarters, current appraisals are generally considered to be less than eight months old. When adjustments are made to an appraised value to reflect various factors such as the age of the appraisal or known changes in the market or the collateral, such valuation inputs are considered unobservable and the fair value measurement is categorized as a Level 3 measurement. The fair values of unsecured impaired loans are based generally on unobservable inputs, such as the strength of a guarantor, including an SBA government or insurance company guarantee, cash flows discounted at the effective loan rate, whether a borrower has filed for bankruptcy, and management's judgment; the fair value measurement of these loans is also categorized as a Level 3 measurement. The loan balances shown in the above table represent those nonaccrual and restructured loans for which impairment was recognized during the periods presented. The amount

NOTE 7—FAIR VALUE MEASUREMENTS (Continued)

shown as losses represents, for the loan balances shown, the impairment recognized during the periods. Of the $156.9 million in loans on nonaccrual status at June 30, 2009, loans totaling $8.7 million were written down to their fair values through a charge to the allowance for loan losses during the second quarter of 2009.

        Other real estate owned.    The fair value of foreclosed real estate is generally based on estimated market prices from independently prepared current appraisals or negotiated sales prices with buyers; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement. An appraisal less than eight months old is considered current. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value as a result of known changes in the market or the collateral and there is no observable market price, such valuation inputs result in a fair value measurement that is categorized as a Level 3 measurement. To the extent a negotiated sales price represents a significant discount to an observable market price, such valuation input would result in a fair value measurement that is also considered a Level 3 measurement.

        Servicing asset.    The SBA servicing asset, which is included in other assets in the balance sheet, was written up through earnings to its implied fair value of $2.1 million by $72,000 in the second quarter of 2009 and by $152,000 for the six months ended June 30, 2009. The fair value of the servicing asset is estimated by discounting future cash flows using market-based discount rates and prepayment speeds. The discount rate is based on the current US Treasury yield curve, as published by the Department of the Treasury, plus a spread for the marketplace risk associated with these assets. We utilize estimated prepayment vectors using SBA prepayment information provided by Bloomberg for pools of similar assets to determine the timing of the cash flows. These valuation inputs are considered to be a Level 3 measurement.

        The carrying amount and estimated fair values of the Company's financial instruments are as follows:

	June 30, 2009
	Carrying or Contract Amount	Fair Value Estimates
	(Dollars in thousands)
Financial Assets:
Cash and due from banks	$102,351	$102,351
Interest-bearing deposits in financial institutions	79,314	79,314
Investment in Federal Home Loan Bank Stock	33,782	33,782
Securities available-for-sale	165,286	165,286
Loans, net	3,832,244	3,829,206
Financial Liabilities:
Deposits	3,253,311	3,256,277
Borrowings	585,000	604,820
Subordinated debentures	129,897	134,897

        Discussion regarding the methods and significant assumptions used to compute the fair values of financial instruments can be found in note 12 to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2008.

NOTE 8—NET EARNINGS (LOSS) PER SHARE

        The following is a summary of the calculation of basic and diluted net earnings (loss) per share for the periods indicated:

	Quarter Ended			Six Months Ended June 30,
	June 30, 2009	March 31, 2009	June 30, 2008	2009	2008
	(In thousands except per share data)
Basic earnings (loss) per share:
Net earnings (loss)	$(5,740)	$1,445	$(474,514)	$(4,295)	$(747,237)
Less: earnings allocated to unvested restricted stock (a)	(7)	(227)	(136)	(233)	(280)

Net earnings (loss) allocated to common shares	$(5,747)	$1,218	$(474,650)	$(4,528)	$(747,517)

Total weighted-average basic shares and unvested restricted stock outstanding	32,313.3	31,782.4	28,163.2	32,049.4	28,127.6
Less: weighted-average unvested restricted stock outstanding	(1,245.7)	(1,287.2)	(996.4)	(1,266.4)	(971.6)

Total weighted-average basic shares outstanding	31,067.6	30,495.2	27,166.8	30,783.0	27,156.0

Basic earnings (loss) per share	$(0.18)	$0.04	$(17.47)	$(0.15)	$(27.53)

Diluted earnings (loss) per share:
Net earnings (loss) allocated to common shares	$(5,747)	$1,218	$(474,650)	$(4,528)	$(747,517)

Total weighted-average basic shares and unvested restricted stock outstanding	32,313.3	31,782.4	28,163.2	32,049.4	28,127.6
Add: stock options outstanding	—	0.5	—	—	—
Less: weighted-average unvested restricted stock outstanding	(1,245.7)	(1,287.2)	(996.4)	(1,266.4)	(971.6)

Total weighted-average diluted shares outstanding	31,067.6	30,495.7	27,166.8	30,783.0	27,156.0

Diluted earnings (loss) per share	$(0.18)	$0.04	$(17.47)	$(0.15)	$(27.53)

(a)
Represents cash dividends paid to holders of unvested restricted stock, net of estimated forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

        On January 1, 2009, FSP EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, became effective for us. This pronouncement clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities and are included in the two-class method of determining basic and diluted earnings per shares. All our unvested restricted stock participates with our common stockholders in dividends. Application of the new standard results in a reduction of net earnings available to common stockholders and lower earnings per share when compared to the previous requirements. Application of the new standard had no effect on the reported amounts of earnings per share for the second quarter of 2008. The new standard's effect on the net loss per share for the six months ended June 30, 2008 was an increase of $0.01 to $27.53 from $27.52.

NOTE 9—STOCK COMPENSATION PLANS

Restricted Stock

        At June 30, 2009, there were outstanding 717,423 shares of unvested time-based restricted common stock and 520,000 shares of unvested performance-based restricted common stock. The awarded shares of time-based restricted common stock vest over a service period of three to five years from date of the grant. The awarded shares of performance-based restricted common stock vest in full on the date the Compensation, Nominating and Governance, or CNG, Committee of the Board of Directors, as Administrator of the Company's 2003 Stock Incentive Plan, or the 2003 Plan, determines that the Company achieved certain financial goals established by the CNG Committee as set forth in the grant documents. Both time-based and performance-based restricted common stock vest immediately upon a change in control of the Company as defined in the 2003 Plan and upon death of the employee.

        Compensation expense related to awards of restricted stock is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. The vesting of performance-based restricted stock awards and recognition of related compensation expense may occur over a shorter vesting period if financial performance targets are achieved earlier than anticipated. In the fourth quarter of 2007, the amortization of certain performance-based restricted stock awards was suspended. During the fourth quarter of 2008 we concluded it was improbable that the financial targets would be met for the performance-based stock awards and we reversed the accumulated amortization on those awards through a credit to compensation expense of $4.5 million. If and when the attainment of such performance targets is deemed probable in future periods, a catch-up adjustment will be recorded and amortization of such performance-based restricted stock will begin again. The unvested performance-based restricted stock awarded in 2006 expires in 2013. The unvested performance-based restricted stock awarded in 2007 and 2008 expires in 2017. Restricted stock amortization totaled $1.9 million, $2.2 million and $1.5 million for the quarters ended June 30, 2009, March 31, 2009 and June 30, 2008 and $4.1 million and $2.4 million for the six months ended June 30, 2009 and 2008. Such amounts are included in compensation expense in the accompanying consolidated statements of earnings.

        The Company's 2003 Plan permits stock based compensation awards to officers, directors, key employees and consultants. The 2003 Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 5,000,000 shares of authorized but unissued Company common stock, subject to adjustments provided by the 2003 Plan. As of August 5, 2009, there were 1,630,127 shares available for grant under the 2003 Plan.

NOTE 10—RECENT ACCOUNTING PRONOUNCEMENTS

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

        On January 1, 2009, we adopted FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Awards of

NOTE 10—RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. All of our unvested restricted stock participates with common shareholders in dividends declared and paid by the Company. See Note 8 for further information.

        In April 2009 the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FSP FAS 157-4 provides guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that the objective of a fair value measurement remains an exit price. FSP FAS 157-4 is effective for periods ending after June 15, 2009. We adopted this FSP as of June 30, 2009 and such adoption had no impact on our consolidated financial statements.

        In April 2009 the FASB issued FSP FAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and 124-2). FSP FAS 115-2 and 124-2 modifies the requirements for recognizing other-than-temporary impairment on debt securities and significantly changes the impairment model for such securities. Under FSP FAS 115-2 and 124-2, a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security's amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security's amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security's amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of credit loss if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security's amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. Upon adoption of the FSP, an entity reclassifies from retained earnings to other comprehensive income the noncredit portion of an other-than-temporary impairment loss previously recognized on a security it holds if the entity does not intend to sell the security, and it is more-likely-than not that it will not be required to sell the security, before recovery of the security's amortized cost basis. The FSP also modifies the presentation of other-than-temporary impairment losses and increases related disclosure requirements. FSP FAS 115-2 and 124-2 is effective for periods ending after June 15, 2009. Our adoption of this FSP on June 30, 2009 had no impact on our consolidated financial statements.

        In April 2009 the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Statements (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually and is effective June 30, 2009. The disclosures under this FSP are shown in Note 7.

        In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168 or The Codification). The Codification will become the single source of authoritative guidance for U.S. GAAP recognized by the FASB other than guidance issued by the SEC. The Codification establishes a hierarchy of accounting principles with only two levels of GAAP: authoritative and nonauthoritative. The Codification does not change U.S. GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement will only affect textual disclosures as we will change the references made to U.S. GAAP.

NOTE 11—CAPGEN FINANCIAL INVESTMENT

        On September 2, 2008 we announced that the private equity firm CapGen Financial had agreed to acquire approximately $100 million of newly issued shares of PacWest Bancorp common stock at a price of $26.00 per share, which represented a 21% premium to the last five trading-day average closing price of PacWest common stock before the announcement. After receipt of regulatory approval by federal and state banking authorities, on January 14, 2009 the investment by CapGen Financial was closed and we issued, via a private placement to CapGen Capital Group II LP, an affiliate of CapGen Financial, 3,846,153 PacWest common shares at $26.00 per share for total cash consideration of approximately $100 million.

NOTE 12—REGISTRATION STATEMENT

        On June 16, 2009, PacWest Bancorp filed a registration statement with the SEC to offer to sell, from time to time, shares of common stock, preferred stock, and other equity-linked securities, for an aggregate initial offering price of up to $150 million. The registration statement was declared effective on June 30, 2009. Proceeds from the offering are anticipated to be used to fund future acquisitions of banks and financial institutions and for general corporate purposes. To date, no shares have been offered under this registration statement.

NOTE 13—SUBSEQUENT EVENTS

        Subsequent events are events and transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. The effects of subsequent events and transactions are recognized in the financial statements when they provide additional evidence about conditions that existed at the balance sheet date. We have evaluated events and transactions occurring subsequent to June 30, 2009, through the date of filing this report on Form 10-Q. Such evaluation resulted in no adjustments to the accompanying consolidated financial statements.

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

        Pacific Western is a full-service community bank offering a broad range of banking products and services including: accepting time and demand deposits; originating loans, including commercial, real estate construction, SBA-guaranteed, consumer, and international loans; and providing other business-oriented products. Our operations are primarily located in Southern California and the Bank focuses on conducting business with small to medium-sized businesses and the owners and employees of those businesses in our marketplace. Through our asset-based lending operation we also operate in Arizona, Northern California, the Pacific Northwest, and Texas. At June 30, 2009, our assets totaled $4.5 billion, of which gross loans totaled $3.9 billion. At this date approximately 21% were commercial loans, 58% were commercial real estate loans, 8% were commercial real estate construction loans, 6% were residential real estate construction loans, 6% were residential real estate loans, and 1% were consumer and other loans. These percentages include some foreign loans, primarily to individuals or entities with business in Mexico, representing 1% of total loans. Our portfolio's value and credit quality is affected in large part by real estate trends in Southern California, which have been negative over the last several quarters.

        Pacific Western competes actively for deposits, and emphasizes solicitation of noninterest-bearing deposits. In managing the top line of our business, we focus on quality loan growth and loan yield, deposit cost, and net interest margin, as net interest income, on a year-to-date basis, accounts for 90% of our net revenues (net interest income plus noninterest income).

Key Performance Indicators

        Among other factors, our operating results depend generally on the following:

  The Level of Our Net Interest Income

        Net interest income is the excess of interest earned on our interest-earning assets over the interest paid on our interest-bearing liabilities. The decline in market interest rates and fierce competition for deposits has reduced our net interest margin from its historical highs. Based on our balance sheet structure the yield on our earning assets decreased more rapidly and significantly than the cost of our funding sources during 2008 and into 2009. Although both net interest income and the net interest margin improved in the second quarter of 2009 when compared to the prior quarter, the sustained low interest rate environment combined with tight marketplace liquidity, slow loan growth and the level of nonaccrual loans may further reduce both our net interest income and net interest margin going forward.

        Our primary interest-earning asset is loans. Our primary interest-bearing liabilities are deposits, borrowings, and subordinated debentures. While our deposit balances will fluctuate depending on deposit holders' perceptions of alternative yields available in the market, we attempt to minimize these variances by attracting a high percentage of noninterest-bearing deposits, which have no expectation of yield. At June 30, 2009, approximately 38% of our total deposits were noninterest-bearing deposits.

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

  Loan Growth

        We generally seek new lending opportunities in the $500,000 to $10 million range, try to limit loan maturities for commercial loans to one year, for construction loans up to 18 months, and for commercial real estate loans up to ten years, and to price lending products so as to preserve our interest spread and net interest margin. We sometimes encounter strong competition in pursuing lending opportunities such that potential borrowers obtain loans elsewhere at lower rates than those we offer. We have continued to reduce our exposure to residential construction and foreign loans, including limiting the amount of new loans in these categories. Our ability to make new loans is dependent on economic factors in our market area, borrower qualifications, competition, and liquidity, among other items. We expect loan growth for 2009 to be negatively affected by the current state of the economy in Southern California and the competition among banks for liquidity. Although loans, net of unearned income, declined $83.5 million during the first half of 2009, new loans and advances on loan commitments totaled $367 million.

  The Magnitude of Credit Losses

        We stress credit quality in originating and monitoring the loans we make and measure our success by the levels of our nonperforming assets, net charge-offs and allowance for credit losses. Our allowance for credit losses is the sum of our allowance for loan losses and our reserve for unfunded loan commitments. Provisions for credit losses are charged to operations as and when needed for both on and off balance sheet credit exposure. Loans which are deemed uncollectible are charged off and deducted from the allowance for loan losses. Recoveries on loans previously charged off are added to the allowance for loan losses. During the three months ended June 30, 2009, we made a provision for credit losses totaling $18.0 million based upon our reserve methodology. We considered, among other factors, the level of net charge-offs, the level and trends of classified, criticized, and nonaccrual loans, usage trends of unfunded loan commitments, general market conditions, and portfolio concentrations.

        We continually review our loans to determine whether there has been any deterioration in credit quality stemming from economic conditions or other factors which may affect collectibility of our loans. Changes in economic conditions, such as inflation, unemployment, consumer spending, increases in the general level of interest rates and negative conditions in borrowers' businesses could negatively impact our customers and cause us to adversely classify loans and increase portfolio loss factors. An increase in classified loans generally results in increased provisions for credit losses. Further deterioration in the real estate market may lead to increased provisions for credit losses because of our concentration in real estate loans.

  The Level of Our Noninterest Expense

        Our operating noninterest expense (a non-GAAP measurement defined as noninterest expense excluding goodwill write-offs) includes fixed and controllable overhead, the major components of which are compensation, occupancy, insurance and assessments, OREO expenses, data processing, professional fees and communications expense. We measure success in controlling such costs through monitoring of the efficiency ratio. We calculate the operating efficiency ratio by dividing operating noninterest expense by net revenues (the sum of net interest income plus noninterest income). Accordingly, a lower percentage reflects lower operating expenses relative to net revenue. The consolidated operating efficiency ratios have been as follows:

Quarterly Period	Ratio
Second quarter of 2009	85.5%
First quarter 2009	71.0%
Fourth quarter 2008	59.1%
Third quarter 2008	62.0%
Second quarter 2008	61.1%

        The increase in the efficiency ratio for the linked quarters of 2009 was due mostly to the higher OREO costs and the special FDIC insurance assessment which together added 1,830 basis points to the second quarter efficiency ratio. Certain reporting periods include income or expense items that were significant to specific quarters' results and also influenced the operating efficiency ratio. The general increase in efficiency ratios over the last several quarters is caused mostly by lower interest income. Interest income levels have been negatively affected by slow loan growth and low market interest rates. See also Results of Operations—Earnings Performance for further information on non-GAAP financial measures.

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

Results of Operations

  Earnings Performance

        Certain discussion in this Form 10-Q contains non-GAAP financial disclosures for operating earnings, operating noninterest expense, and tangible capital. The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company's operational performance and to enhance investors' overall understanding of such financial performance. Operating earnings and operating noninterest expense are determined by eliminating the goodwill write-off. Because (a) goodwill is eliminated in determining regulatory capital levels and its impairment in no way impacts the Company's regulatory capital, (b) the goodwill write-off occurred in the first half of 2008 with no prior pattern of such write-offs, and (c) further goodwill write-offs are not expected as the asset has been totally eliminated and acquisition activity has been minor, we believe its exclusion from operating results allows investors to assess operating results on a normalized basis. Tangible common equity is a non-GAAP financial measure used by investors, analysts, and bank regulatory agencies. Tangible common equity includes total equity, less any preferred equity, goodwill and intangible assets. The methodology of determining tangible common equity may differ among companies. Management reviews tangible common equity along with other measures of capital adequacy on a regular basis and has included this non-GAAP financial information, and the corresponding reconciliation to total equity, because of current interest in such information on the part of market participants.

        These non-GAAP financial measures are presented for supplemental informational purposes only for understanding the Company's operating results and should not be considered a substitute for financial information presented in accordance with United States generally accepted accounting principles (GAAP). The following table presents performance ratios in accordance with GAAP and a reconciliation of the non-GAAP financial measurements to the GAAP financial measurements.

Non GAAP Measurements (Unaudited)

	Quarter Ended			Six Months Ended June 30,
In thousands, except per share data and percentages	June 30, 2009	March 31, 2009	June 30, 2008	2009	2008
Net earnings (loss) as reported	$(5,740)	$1,445	$(474,514)	$(4,295)	$(747,237)
Goodwill write-off	—	—	486,701	—	761,701

Net operating earnings	$(5,740)	$1,445	$12,187	$(4,295)	$14,464

GAAP basic shares outstanding	31,067.6	30,495.2	27,166.8	30,783.0	27,156.0
Restricted stock and dilutive stock options	— (a)	0.5	— (a)	— (a)	— (a)

GAAP diluted shares outstanding	31,067.6	30,495.7	27,166.8	30,783.0	27,156.0

Operating earnings basic shares outstanding	31,067.6	30,495.2	27,166.8	30,783.0	27,156.0
Restricted stock and dilutive stock options	— (a)	0.5	0.7	— (a)	0.8

Operating earnings diluted shares outstanding	31,067.6	30,495.7	27,167.5	30,783.0	27,156.8

GAAP basic and diluted earnings (loss) per share	$(0.18)	$0.04	$(17.47)	$(0.15)	$(27.53)

Net operating diluted earnings per share	$(0.18)	$0.04	$0.44	$(0.15)	$0.52

GAAP return on average assets	(0.52)%	0.13%	(39.18)%	(0.19)%	(29.85)%

Net operating return on average assets	(0.52)%	0.13%	1.01%	(0.19)%	0.58%

GAAP return on average equity	(4.88)%	1.27%	(223.19)%	(1.86)%	(150.76)%

Net operating return on average equity	(4.88)%	1.27%	5.73%	(1.86)%	2.92%

Noninterest expense as reported	$47,931	$38,969	$524,047	$86,900	$834,259
Goodwill write-off	—	—	(486,701)	—	(761,701)

Operating noninterest expense	$47,931	$38,969	$37,346	$86,900	$72,558

GAAP efficiency ratio	85.5%	71.0%	857.2%	78.3%	664.9%

Net operating efficiency ratio	85.5%	71.0%	61.1%	78.3%	57.8%

End of period assets	$4,476,236	$4,496,070	$4,343,324
Intangibles	35,417	37,675	38,771

End of period tangible assets	$4,440,819	$4,458,395	$4,304,553

End of period equity	$464,097	$469,006	$374,744
Intangibles	35,417	37,675	38,771

End of period tangible equity	$428,680	$431,331	$335,973

Equity-to-assets ratio	10.37%	10.43%	8.63%

Tangible common equity (TCE) ratio	9.65%	9.67%	7.81%

Pacific Western Bank
End of period assets	$4,468,870	$4,486,793	$4,332,562
Intangibles	35,417	37,675	38,771

End of period tangible assets	$4,433,453	$4,449,118	$4,293,791

End of period equity	$510,086	$506,694	$467,921
Intangibles	35,417	37,675	38,771

End of period tangible equity	$474,669	$469,019	$429,150

Equity-to-assets	11.41%	11.29%	10.80%

TCE ratio	10.71%	10.54%	9.99%

(a)
Anti-dilutive.

  Second quarter of 2009 compared to first quarter of 2009

        Net loss totaled $5.7 million, or $0.18 per diluted share, for the quarter ended June 30, 2009, compared to net earnings of $1.4 million, or $0.04 per diluted share, for the quarter ended March 31,

2009. The decrease in net earnings of $7.2 million between the second and first quarters of 2009 is due mainly to the combination of a higher provision for credit losses, higher OREO costs and the special FDIC deposit insurance assessment.

  Second quarter of 2009 compared to the second quarter of 2008

        The net loss for the quarter ended June 30, 2008 is due to the goodwill write-off. In response to the volatility in the banking industry and the effect such volatility had on banking stocks during 2008, including PacWest Bancorp's common stock, we wrote-off $275.0 million of goodwill in the first quarter of 2008 and the remaining balance of our goodwill totaling $486.7 million in the second quarter of 2008. Such charges had no effect on the Company's or the Bank's cash balances, liquidity or well-capitalized regulatory capital ratios.

        Net operating earnings (defined as net loss excluding the goodwill write-off) was a net loss of $5.7 million, or $0.18 per diluted share, for the quarter ended June 30, 2009, compared to net operating earnings of $12.2 million, or $0.44 per diluted share, for the quarter ended June 30, 2008. The decrease in net operating earnings for the second quarter of 2009 compared to the same quarter of 2008 is due mainly to the combination of lower net interest income, higher provision for credit losses, higher OREO costs and higher FDIC insurance assessments.

  Six Months Analysis

        Net operating earnings was a loss of $4.3 million, or $0.15 per diluted share, for the six months ended June 30, 2009 compared to net operating earnings of $14.5 million, or $0.52 per diluted share, for the six months ended June 30, 2008. The decrease in net operating earnings for the year-to-date period is attributed to lower net interest income, a higher provision for credit losses and higher noninterest expense. The decrease in net interest income relates mostly to the decline in market interest rates and lower loan balances. The increase in noninterest expense is due mostly to higher OREO costs and FDIC insurance assessments.

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

	Quarter Ended
	June 30, 2009			March 31, 2009			June 30, 2008
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans, net of deferred fees and costs(a)(b)	$3,921,561	$61,663	6.31%	$3,938,322	$61,847	6.37%	$3,970,704	$69,536	7.04%
Investment securities(b)	183,386	1,641	3.59%	165,333	1,546	3.79%	146,840	1,861	5.10%
Federal funds sold	—	—	—	260	—	—	4,549	23	2.03%
Other earning assets	30,425	37	0.49%	92,271	61	0.27%	326	2	2.47%

Total interest-earning assets	4,135,372	63,341	6.14%	4,196,186	63,454	6.13%	4,122,419	71,422	6.97%
Noninterest-earning assets:
Other assets	279,331			284,628			748,146

Total assets	$4,414,703			$4,480,814			$4,870,565

LIABILITIES AND
STOCKHOLDERS' EQUITY
Interest checking	$370,664	$393	0.43%	$349,908	$454	0.53%	$373,382	$690	0.74%
Money market	891,610	2,712	1.22%	841,410	2,611	1.26%	1,085,945	4,875	1.81%
Savings	114,339	43	0.15%	123,005	107	0.35%	100,779	41	0.16%
Time certificates of deposit	692,439	4,219	2.44%	899,666	6,148	2.77%	426,654	3,313	3.12%

Total interest-bearing deposits	2,069,052	7,367	1.43%	2,213,989	9,320	1.71%	1,986,760	8,919	1.81%
Other interest-bearing liabilities	605,558	5,265	3.49%	581,583	5,361	3.74%	723,115	6,731	3.74%

Total interest-bearing liabilities	2,674,610	12,632	1.89%	2,795,572	14,681	2.13%	2,709,875	15,650	2.32%
Noninterest-bearing liabilities:
Demand deposits	1,223,169			1,163,059			1,256,794
Other liabilities	45,458			61,882			48,801

Total liabilities	3,943,237			4,020,513			4,015,470
Stockholders' equity	471,466			460,301			855,095

Total liabilities and stockholders' equity	$4,414,703			$4,480,814			$4,870,565

Net interest income		$50,709			$48,773			$55,772

Net interest spread			4.25%			4.00%			4.65%

Net interest margin			4.92%			4.71%			5.44%

(a)
Includes nonaccrual loans and loan fees.

(b)
Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

  Second quarter of 2009 compared to first quarter of 2009

        Net interest income totaled $50.7 million for the second quarter of 2009 compared to $48.8 million for the first quarter of 2009. Loan interest income declined $184,000 in the second quarter due mostly to lower average balances. Interest expense decreased $2.0 million compared to the first quarter due to continued run off of the higher-rate brokered deposits, lower offering rates on existing accounts and higher balances of lower-costing transactional deposits.

        Our net interest margin for the second quarter of 2009 was 4.92%, an increase of 21 basis points when compared to the first quarter of 2009 net interest margin of 4.71%. The increase in the net interest margin is due mostly to lower funding costs. We have managed down our deposit costs as market interest rates remain at historically low levels, increased our noninterest-bearing demand deposits and replaced higher-cost acquired deposits with less expensive FHLB advances to augment liquidity flows. The net interest margin was 4.77% in April, 5.02% in May and 4.97% in June. The yield on average loans was 6.31% for the second quarter of 2009 compared to 6.37% for the first quarter and the loan yield for the month of June was 6.29%. Net reversals of interest income on nonaccrual loans reduced the second quarter's net interest margin and loan yield by 5 basis points.

        Deposit pricing and improved deposit mix led to a 28 basis point decrease in the cost of interest-bearing deposits to 1.43% for the second quarter and a 22 basis point decrease in our all-in deposit cost to 0.90%. On a monthly basis, all-in deposit costs were 0.96% in April, 0.88% in May and 0.85% in June. Our relatively low cost of deposits is driven by demand deposit balances, which averaged 37% of average total deposits during the second quarter of 2009. Average core deposits (noninterest-bearing demand, interest checking, savings and money market deposits) increased $122.4 million quarter over quarter. The overall cost of interest-bearing liabilities was 1.89% for the second quarter of 2009, down 24 basis points from the first quarter due mostly to lower deposit costs. The cost of interest-bearing liabilities decreased to 1.85% in June 2009 from 1.99% in March 2009.

  Second quarter of 2009 compared to the second quarter of 2008

        The $5.1 million decrease in net interest income for the second quarter of 2009 compared to the same quarter of 2008 was mainly a result of lower loan yields. Loan interest income decreased $7.9 million as our average loan yields declined. In response to the market interest rate changes made by the Federal Reserve Bank our base lending rate decreased from 7.25% at the end of December 2007 to 4.00% at the end of October 2008 and has remained at this level. Interest expense decreased $3.0 million for the second quarter of 2009 compared to the same quarter of 2008 due to lower rates on all interest-bearing liabilities.

        Our net interest margin for the second quarter of 2009 declined 52 basis points when compared to the second quarter of 2008. This decrease is due primarily to lower yields on interest-earning assets. The lower interest-earning asset yields are due to the decline in market interest rates.

	Six Months Ended June 30,
	2009			2008
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans, net of deferred fees and costs(a)(b)	$3,929,895	$123,510	6.34%	$3,994,964	$145,189	7.31%
Investment securities(a)	174,410	3,187	3.68%	145,110	3,562	4.94%
Federal funds sold	129	—	—	4,791	63	2.64%
Other earning assets	61,177	98	0.32%	325	5	3.09%

Total interest-earning assets	4,165,611	126,795	6.14%	4,145,190	148,819	7.22%
Noninterest-earning assets:
Other assets	281,601			889,137

Total assets	$4,447,212			$5,034,327

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest checking	$360,343	$847	0.47%	$371,611	$1,620	0.88%
Money market	866,649	5,324	1.24%	1,087,809	11,844	2.19%
Savings	118,648	150	0.25%	102,842	83	0.16%
Time certificates of deposit	795,480	10,366	2.63%	420,183	7,193	3.44%

Total interest-bearing deposits	2,141,120	16,687	1.57%	1,982,445	20,740	2.10%
Other interest-bearing liabilities	593,637	10,626	3.61%	740,647	14,447	3.92%

Total interest-bearing liabilities	2,734,757	27,313	2.01%	2,723,092	35,187	2.60%
Noninterest-bearing liabilities:
Demand deposits	1,193,280			1,264,984
Other liabilities	53,260			49,503

Total liabilities	3,981,297			4,037,579
Stockholders' equity	465,915			996,748

Total liabilities and stockholders' equity	$4,447,212			$5,034,327

Net interest income		$99,482			$113,632

Net interest spread			4.12%			4.62%

Net interest margin			4.82%			5.51%

(a)
Includes nonaccrual loans and loan fees.

(b)
Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

  Six Months Analysis

        Net interest income decreased $14.2 million to $99.5 million for the six months ended June 30, 2009 compared to the same period of 2008. Loan interest income decreased $21.7 million and was mainly a result of lower average loan balances and yields and higher nonaccrual loans. The lower average loan balances resulted mostly from reduced commercial loan balances and our efforts to reduce our construction loan exposure. Interest expense decreased $7.9 million due to a combination of a decrease in the cost of our funding sources as market interest rates have declined and lower average FHLB borrowings.

        The net interest margin for 2009 is 4.82% compared to 5.51% for the first six months of 2008. The decrease is due mostly to lower market interest rates and an increase in nonaccrual loans.

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

        We recorded an $18.0 million provision for credit losses during the second quarter of 2009 compared to a $14.0 million provision in the first quarter of 2009 and a $3.5 million provision during the second quarter of 2008. Such provisions were based on our reserve methodology, took the above factors into consideration, and considered our analysis and judgment of the inherent risks in our portfolio and the effects current market conditions have had on our borrowers. We recorded a $32.0 million provision for credit losses during the first six months of 2009 compared to a $29.5 million provision in the same period of 2008. The 2008 provision for credit losses included $16.2 million related to the sale of $34.1 million of residential construction nonaccrual loans at a price of $17.9 million.

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

        Noninterest Income.    The following table summarizes noninterest income by category for the periods indicated:

	Quarter Ended
	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
	(Dollars in thousands)
Service charges and fees on deposit accounts	$3,009	$3,149	$3,420	$3,165	$3,205
Other commissions and fees	1,746	1,685	2,062	1,884	1,812
Loss on sale of loans, net	—	—	—	—	(572)
Gain on sale of securities, net	—	—	—	81	—
Increase in cash surrender value of life insurance	394	439	584	632	617
Other income	224	808	476	290	302

Total noninterest income	$5,373	$6,081	$6,542	$6,052	$5,364

  Second quarter of 2009 compared to first quarter of 2009 and second quarter of 2008

        Noninterest income for the second quarter of 2009 totaled $5.4 million compared to $6.1 million in the first quarter of 2009 and $5.4 million for the second quarter of 2008. The decrease between the 2009 quarters is due primarily to life insurance proceeds of $536,000 received during the first quarter of 2009; there was no similar item in any of the other periods presented. Noninterest income remained relatively flat for the second quarter of 2009 when compared to the same period of 2008 due to lower loss on sale of loans and lower aggregate service charges and fees on deposit accounts. The general decline in the appreciation of the cash surrender value of life insurance for the periods presented is a result of the policies earning at lower crediting rates and lower asset balances due to death benefit receipts and policy surrenders.

  Six Months Analysis

        Noninterest income decreased for the six months ended June 30, 2009 to $11.5 million from the $11.8 million earned during the same period in 2008. The decrease in noninterest income resulted largely from lower interest return on the cash surrender values of our life insurance policies and lower service charge income.

        Noninterest Expense.    The following table summarizes operating noninterest expense and noninterest expense by category for the periods indicated:

	Quarter Ended
	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
	(Dollars in thousands)
Compensation	$18,394	$19,331	$15,088	$19,332	$18,919
Occupancy	6,462	6,386	6,410	6,321	5,930
Data processing	1,677	1,628	1,590	1,495	1,604
Other professional services	1,486	1,524	1,688	1,768	1,669
Business development	625	725	789	650	849
Communications	688	693	766	745	816
Insurance and assessments	3,871	1,598	1,148	1,025	810
Other real estate owned, net	9,231	997	748	1,369	127
Intangible asset amortization	2,367	2,247	2,332	2,274	2,484
Reorganization and lease charges	—	1,215	—	—	258
Legal settlement	—	—	—	—	780
Other	3,130	2,625	3,260	2,878	3,100

Total operating noninterest expense	47,931	38,969	33,819	37,857	37,346
Goodwill write-off	—	—	—	—	486,701

Total noninterest expense	$47,931	$38,969	$33,819	$37,857	$524,047

Efficiency ratio	85.5%	71.0%	59.1%	62.0%	857.2%
Operating efficiency ratio	85.5%	71.0%	59.1%	62.0%	61.1%

  Second quarter of 2009 compared to first quarter of 2009

        Noninterest expense increased $8.9 million to $47.9 million for second quarter of 2009 from the first quarter. Such increase is due mostly to OREO expenses and higher FDIC deposit insurance costs. The second quarter OREO expenses include holding costs of $526,000, carrying value write-downs of $7.2 million and net realized losses of $1.5 million resulting from the sale of OREO. The FDIC special assessment for all banks was to be accrued in the second quarter; such special assessment was based on asset size and it totaled $2.0 million for Pacific Western Bank. Compensation costs declined in the linked 2009 quarters as we reduced our staffing levels in response to the lending environment. The first quarter of 2009 reorganization and lease charges of $1.2 million related to staff reductions, premises costs related to the planned closing of two banking offices and additional rent for a discontinued acquired office; there were no such items in the second quarter of 2009.

        Noninterest expense includes amortization of restricted stock, which is included in compensation, and intangible asset amortization. Amortization of restricted stock totaled $1.9 million for the second quarter of 2009 compared to $2.2 million for the first quarter of 2009. Amortization expense for restricted stock awards is estimated to be $7.9 million for 2009. Intangible asset amortization totaled $2.4 million for the second quarter of 2009 and $2.2 million for the first quarter of 2009 and is estimated to be $9.2 million for 2009. The 2009 estimates of both restricted stock award expense and intangible asset amortization are subject to change.

  Second quarter of 2009 compared to second quarter of 2008

        Noninterest expense decreased $476.1 million for second quarter of 2009 when compared to the same period of 2008. Noninterest expense for the second quarter of 2008 included a $486.7 million charge to earnings for the goodwill write-off. Operating noninterest expense (defined as reported noninterest expense excluding goodwill write-offs) for the second quarter of 2009 totaled $47.9 million compared to $37.3 million for the second quarter of 2008. The $10.6 million increase is due mostly to higher OREO expenses and FDIC insurance assessments.

  Six Months Analysis

        Noninterest expense for the six months ended June 30, 2009 totaled $86.9 million compared to $834.3 million for the same period in 2008. The decrease is due to the goodwill write-off of $761.7 million incurred in the first half of 2008; there was no such write-off in 2009. Excluding this write-off, operating noninterest expense was $72.6 million for the first six months of 2008. The $14.3 million increase in operating noninterest expense is due to higher OREO costs of $10.1 million, higher insurance costs of $4.1 million, and higher reorganization costs of $957,000. The majority of the OREO costs were incurred in the second quarter of 2009. The higher insurance costs relate entirely to higher FDIC deposit insurance premiums, including the cost to participate in the Temporary Liquidity Guarantee Program and the second quarter of 2009 special FDIC assessment.

        Income Taxes.    The effective tax rate for the second quarter of 2009 was 41.7% compared to 23.3% for the first quarter of 2009. Tax credits on certain investments, tax-exempt income and other tax adjustments have a greater effect on our effective tax rates during periods of net losses or minimal net earnings. The Company's blended Federal and State statutory rate is 42.0%.

Balance Sheet Analysis

        Loans.    Gross loans total $3.9 billion at June 30, 2009. Our loan portfolio's value and credit quality is affected in large part by real estate trends in Southern California which have been negative for the last several quarters. The real estate construction category includes commercial real estate loans totaling $319.9 million and residential real estate construction loans totaling $225.0 million, of which $208.8 million is nonowner occupied. See also Balance Sheet Analysis—Credit Quality for further information on nonowner occupied residential construction loan exposure. The real estate mortgage loan category includes loans secured by commercial real estate totaling $2.3 billion and loans secured by residential real estate totaling $245.6 million.

        At June 30, 2009, the SBA loan portfolio totaled $165.0 million and was composed of $124.1 million in SBA 504 loans and $40.9 million in SBA 7(a) and Express loans. The SBA 504 loans are included in the real estate mortgage category and the SBA 7(a) and Express loans are included in the commercial category. During the second quarter of 2008, due to the depressed SBA loan sale market, we suspended the SBA loan sale operation and any remaining SBA loans held for sale were transferred into the regular portfolio at the lower of cost or fair value on the date of transfer.

        The following table presents the balance of each major category of loans at the dates indicated:

	At June 30, 2009		At March 31, 2009		At June 30, 2008
	Amount	% of total	Amount	% of total	Amount	% of total
	(Dollars in thousands)
Loan Category:
Domestic:
Commercial	$776,060	20%	$779,971	20%	$833,376	21%
Real estate, construction	544,889	14	583,709	15	623,605	16
Real estate, mortgage	2,511,292	64	2,482,790	63	2,361,529	61
Consumer	35,150	1	38,615	1	47,500	1
Foreign:
Commercial	42,672	1	44,955	1	46,096	1
Other, including real estate	1,722	— (a)	2,126	— (a)	1,861	— (a)

Gross loans	3,911,785	100%	3,932,166	100%	3,913,967	100%
Less: unearned income	(7,419)		(7,881)		(8,911)
Less: allowance for loan losses	(72,122)		(71,361)		(59,777)

Total net loans	$3,832,244		$3,852,924		$3,845,279

(a)
Amount is less than 1%.

        Although loans, net of unearned income, decreased $19.9 million during the second quarter of 2009, new loans and advances on existing loan commitments totaled $130.0 million.

        The following table presents our real estate mortgage loan portfolio.

	At June 30, 2009
Loan Category	Balance	Number of loans	Average loan balance
	(Dollars in thousands)
Commercial real estate mortgage:
Owner-occupied	$372,828	435	$857
Retail	479,970	238	2,017
Office buildings	378,574	289	1,310
Industrial/warehouse	362,390	403	899
Hotels and other hospitality	284,980	66	4,318
Other	386,965	191	2,026

Total commercial real estate mortgage	2,265,707	1,622	1,397

Residential real estate mortgage:
Multi-family	105,450	93	1,134
Single family owner-occupied	86,389	422	205
Single family nonowner-occupied	53,746	27	1,991

Total residential real estate mortgage	245,585	542	453

Total real estate mortgage	$2,511,292	2,164	$1,160

        SBA 504 loans included in commercial real estate mortgage loans are as follows: $75.2 million in owner-occupied; $546,000 in retail; $4.1 million in office buildings; $7.3 million in industrial/warehouse; $15.4 million in hospitality; and $11.1 million in other.

        Allowance for Credit Losses.    The allowance for credit losses is the combination of the allowance for loan losses and the reserve for unfunded loan commitments. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities. Generally, as loans are funded, the amount of the commitment reserve applicable to such funded loans is transferred from the reserve for unfunded loan commitments to the allowance for loan losses based on our reserving methodology. At June 30, 2009, the allowance for credit losses was comprised of the allowance for loan losses of $72.1 million and the reserve for unfunded loan commitments of $4.6 million.

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

        We recognize the determination of the allowance for loan losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform sensitivity analyses to provide insight regarding the impact adverse changes in credit risk ratings may have on our allowance for loan losses. The sensitivity analyses has inherent limitations and is based on various assumptions as of a point in time and, accordingly, it is not necessarily representative of the impact loan risk rating changes may have on the allowance for loan losses. At June 30, 2009, in the event that 1 percent of our loans were downgraded one credit risk rating category for each category (e.g., 1 percent of the "pass" category moved to the "special mention" category, 1 percent of the "special mention" category moved to "substandard" category, and 1 percent of the "substandard" category moved to the "doubtful" category within our current allowance methodology), the allowance for loan losses would have increased by approximately $2.6 million. In the event that 5 percent of our loans were downgraded one credit risk category, the allowance for loan losses would increase by approximately $13.2 million. Given current processes employed by the Company, management believes the credit risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different conclusions that could be significant to the Company's financial statements. In addition, current credit risk ratings are subject to change as we continue to review loans within our portfolio and as our borrowers are impacted by economic trends within their market areas.

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

        The following table presents the changes in our allowance for credit losses for the periods indicated:

	As of or for the
	Quarter Ended June 30, 2009	Quarter Ended March 31, 2009	Year Ended December 31, 2008	Quarter Ended June 30, 2008
	(Dollars in thousands)
Balance at beginning of period	$76,632	$68,790	$61,028	$68,870
Provision for credit losses	18,000	14,000	45,800	3,500
Net charge-offs	(17,889)	(6,158)	(38,038)	(4,922)

Balance at end of period	$76,743	$76,632	$68,790	$67,448

Allowance for credit losses to loans, net of unearned income	1.97%	1.95%	1.72%	1.73%

        The provisions for credit losses were based on our reserve methodology and considered, among other factors, net charge-offs, the level and trends of classified, criticized, and nonaccrual loans, general market conditions, the level and usage trends of unfunded commitments, and portfolio concentrations.

        The following table presents the changes in our allowance for loan losses for the periods indicated:

	As of or for the
	Quarter Ended June 30, 2009	Quarter Ended March 31, 2009	Year Ended December 31, 2008		Quarter Ended June 30, 2008
	(Dollars in thousands)
Balance at beginning of period	$71,361	$63,519	$52,557		$60,199
Loans charged off:
Commercial	(3,405)	(1,881)	(7,664)		(3,420)
Real estate—construction	(12,757)	(1,572)	(24,998	)(a)	(1,417)
Real estate—mortgage	(1,536)	(2,738)	(2,617)		(159)
Consumer	(529)	(216)	(3,947)		(97)
Foreign	—	(368)	(349)		(39)

Total loans charged off	(18,227)	(6,775)	(39,575)		(5,132)

Recoveries on loans charged off:
Commercial	64	303	971		151
Real estate—construction	2	—	88		—
Real estate—mortgage	231	190	412		46
Consumer	11	110	47		10
Foreign	30	14	19		3

Total recoveries on loans charged off	338	617	1,537		210

Net charge-offs	(17,889)	(6,158)	(38,038)		(4,922)
Provision for loan losses	18,650	14,000	49,000		4,500

Balance at end of period	$72,122	$71,361	$63,519		$59,777

Ratios:
Allowance for loan losses to loans, net	1.85%	1.82%	1.59%		1.53%
Allowance for loan losses to nonaccrual loans	46.0%	51.5%	100.1%		93.2%
Annualized net charge-offs to average loans	1.83%	0.63%	0.96%		0.50%

(a)
Includes $16.2 million related to the sale of $34.1 million of residential construction nonaccrual loans at a price of $17.9 million.

        We recorded an $18.7 million provision for loan losses during the second quarter of 2009. Based on information currently available, management believes that the allowance for loan losses is adequate and appropriate for the known and inherent risks in our loan portfolio. In making its evaluation, management considers certain quantitative and qualitative factors including the Company's historical loss experience, the volume and type of lending conducted by the Company, the results of our credit review process, the amounts of classified, criticized and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values, and other factors regarding collectibility and impairment.

        The following table presents the changes in our reserve for unfunded loan commitments for the periods indicated:

	As of or for the
	Quarter Ended June 30, 2009	Quarter Ended March 31, 2009	Year Ended December 31, 2008	Quarter Ended June 30, 2008
	(Dollars in thousands)
Balance at beginning of period	$5,271	$5,271	$8,471	$8,671
(Reversal) provision	(650)	—	(3,200)	(1,000)

Balance at end of period	$4,621	$5,271	$5,271	$7,671

        The decline in the reserve for unfunded commitments in 2009 was due to lower commitment levels and lower usage. Lower commitment levels have resulted from a decline in lending activity. During the third quarter of 2008 we reviewed unfunded commitment usage for the last 16 quarters and noted that actual commitment usage in certain loan categories was consistently less than the estimated commitment usage factor built-in to our loss reserving methodology. Our methodology, once modified to reflect lower commitment usage factors, resulted in a $1.2 million reduction in the reserve for unfunded loan commitments during the third quarter of 2008.

        Credit Quality.    Our loan portfolio continues to experience pressure from the economic trends in Southern California as indicated by the level of net charge-offs and the increases in nonaccrual loans and nonperforming assets. We expect that such pressures will continue in 2009. The construction loan portfolio decreased $38.8 million during the second quarter of 2009 to $544.9 million at the end of June. Within our construction loan portfolio, we reduced our exposure to nonowner-occupied residential construction loans by $22.3 million during the second quarter of 2009. The reduction was due mostly to $14.6 million in payoffs and $4.6 million in foreclosures. Thirteen nonowner-occupied residential construction loans totaling approximately $63.9 million were on nonaccrual status at June 30, 2009. The details of the nonowner-occupied residential construction loan portfolio as of the dates indicated follows:

	As of June 30, 2009			As of March 31, 2009	As of December 31, 2008
		Number of loans	Average loan balance
Loan Category	Balance			Balance	Balance
	(Dollars in thousands)
Residential land acquisition and development	$53,552	19	$2,819	$58,420	$57,308
Residential nonowner-occupied single family	66,320	24	2,763	86,574	94,067
Unimproved residential land	48,169	12	4,014	48,814	50,163
Residential multifamily	40,798	8	5,100	37,341	32,184

	$208,839	63	$3,315	$231,149	$233,722

        All nonaccrual and restructured loans are considered impaired and are evaluated individually for loss exposure. At June 30, 2009 we had $73.0 million of restructured loans of which $49.3 million were in compliance with the modified terms and on accrual status and with the remainder on nonaccrual status.

        The types of loans included in the nonaccrual category and accruing loans past due between 30 and 89 days as of June 30, 2009 and March 31, 2009 are presented below.

	Nonaccrual loans				Accruing and over 30 days past due
	June 30, 2009		March 31, 2009
Loan category	As a % of loan category	Balance	As a % of loan category	Balance	June 30, 2009 Balance	March 31, 2009 Balance
	(Dollars in thousands)
SBA 504	5.3%	$6,497	3.2%	$3,869	$14,821	$2,699
SBA 7(a) and Express	24.6%	10,028	24.4%	10,173	529	738
Residential construction	35.6%	49,071	25.4%	44,778	2,606	22,893
Commercial real estate	1.0%	21,029	1.1%	22,782	7,087	13,442
Commercial construction	3.4%	8,606	5.7%	14,875	1,170	—
Commercial	3.0%	21,760	2.5%	18,255	1,199	2,543
Commercial land	1.4%	1,058	1.9%	1,641	—	—
Residential other	16.0%	20,504	15.5%	18,896	101	743
Residential land	23.4%	17,940	2.2%	1,257	—	—
Residential multifamily	0.3%	301	0.3%	301	—	—
Other, including foreign	0.2%	123	2.0%	1,670	40	640

	4.0%	$156,917	3.5%	$138,497	$27,553	$43,698

        The $18.4 million net increase in nonaccrual loans during the second quarter is composed of additions of $57.5 million, repayments and payoffs of $5.6 million, charge-offs of $15.9 million, and foreclosures of $17.6 million. The most significant additions include: 4 high-end residential construction loan projects for $22.1 million, of which two are located in the Desert region of Southern California, one is located in the Inland Empire, and one is located in Orange County; a $4.9 million commercial real estate loan located in Orange County that was paid down significantly in early July; and two residential land loans for $17.0 million. The larger residential land loan ($13.1 million) is an 85 lot in-fill development loan in the South Bay area of Southern California. The second quarter increase in nonaccrual loans also includes 3 SBA real estate loans totaling $2.7 million, $2.0 million in SBA commercial loans, 2 financing receivables totaling $2.1 million and 3 loans in the residential other category totaling $1.6 million.

        In addition to the loans added to nonaccrual in the second quarter, the most significant nonaccrual loans include: a $16.6 million residential construction loan collateralized by 28 unsold units of a 32-unit condo project in Orange County; a $13.7 million commercial loan for a retailer of high-end sports equipment where we continue to work with the bankrupt debtor and the guarantor; and an $11.8 million "residential other" loan secured by several exclusive residential properties in and around San Diego.

        Included in the nonaccrual loans at the end of June are $16.5 million of SBA related loans representing 10.5% of total nonaccrual loans at that date. The SBA 504 loans are secured by first trust deeds on owner-occupied business real estate with loan-to-value ratios of generally 50% or less at the time of origination. SBA 7(a) loans are secured by borrowers' real estate and/or business assets and are covered by an SBA guarantee of up to 85% of the loan amount. The SBA guaranteed portion on the 7(a) and Express loans shown above is $8.1 million. At June 30, 2009, the SBA loan portfolio totaled $165.0 million and was composed of $124.1 million in SBA 504 loans and $40.9 million in SBA 7(a) and Express loans.

        Loans accruing and over 30 days past due decreased $16.1 million during the second quarter to $27.6 million due mostly to 21 loans totaling $15.3 million that were brought current and a $1.0 million combination of writeoffs, payoffs and transfers.

        Nonperforming assets include nonaccrual loans and OREO and totaled $203.5 million at the end of June compared to $186.2 million at the end of March. The ratio of nonperforming assets to loans and OREO increased to 5.15% at June 30, 2009 from 4.69% at March 31, 2009. The increase in nonperforming assets is due to higher nonaccrual loans.

        The activity in OREO during the second quarter of 2009 included 14 sales for $13.3 million; write-downs of $7.2 million and 11 additions of $19.5 million. The write-downs were based on new appraisals or negotiated sales prices with buyers. The following table presents the components of OREO by property type as of the dates indicated:

	Balance as of
Property Type	June 30, 2009	March 31, 2009
	(Dollars in thousands)
Improved residential land	$2,611	$4,271
Commercial real estate	28,022	31,003
Residential condominiums	2,418	3,143
Single family residences	13,532	9,256

Total	$46,583	$47,673

        The following table presents historical credit quality information as of the dates indicated:

	As of or for the
	Quarter Ended June 30, 2009	Year Ended December 31, 2008	Quarter Ended June 30, 2008
	(Dollars in thousands)
ALLOWANCE FOR CREDIT LOSSES:
Allowance for loan losses	$72,122	$63,519	$59,777
Reserve for unfunded loan commitments	4,621	5,271	7,671

Allowance for credit losses	$76,743	$68,790	$67,448

NONPERFORMING ASSETS:
Nonaccrual loans	$156,917	$63,470	$64,116
Other real estate owned	46,583	41,310	9,886

Total nonperforming assets	$203,500	$104,780	$74,002

Allowance for credit losses to loans, net of unearned income	1.97%	1.72%	1.73%
Allowance for credit losses to nonaccrual loans	48.9%	108.4%	105.2%
Allowance for credit losses to nonperforming assets	37.7%	65.7%	91.1%

        Loan Portfolio Risk Elements.    There has been an increasing trend in the level of nonaccrual loans due to the economy and its effect on our borrowers. Certain industries and collateral types have been more affected than others.

        We have $246.9 million of commercial real estate mortgage loans maturing over the next 12 months. In the event we refinance any of these loans because the borrowers are unable to obtain financing elsewhere due to the inability of banks in our market area to make loans, such loans may be considered troubled debt restructurings even though they were performing throughout their terms. Higher levels of troubled debt restructurings may lead to increased classified assets and credit loss provisions.

        The hospitality industry is being adversely impacted by the economic downturn. The continued reductions in recreational and business travel have caused declines in occupancy and average daily room rates. At June 30, 2009, we have $285.0 million of hotel and other hospitality related commercial real estate loans. None of these loans were on nonaccrual status at June 30, 2009. Subsequently, however, we moved 2 loans totaling $6.3 million to nonaccrual status.

        Subsequent to June 30, 2009, we moved loans totaling $43.8 million to nonaccrual status, including the two hospitality loans mentioned above. Repayments on nonaccrual loans totaled $5.0 million. The additions include a $23.5 million relationship secured by a golf course, three related residential units and 15 improved lots located in the Desert region of Southern California. We do not expect any losses on this relationship based on the collateral value and ongoing negotiations with the borrower. The classification of loans as nonaccrual during the quarter and subsequent to quarter-end was in accordance with our policy which requires a loan to be placed on nonaccrual status when the principal or interest payments are past due 90 days or when, in the opinion of management, there is reasonable doubt as to the collectibility in the normal course of business.

        Deposits.    The following table presents the balance of each major category of deposits at the dates indicated:

	At June 30, 2009		At March 31, 2009		At June 30, 2008
	Amount	% of total	Amount	% of total	Amount	% of total
	(Dollars in thousands)
Noninterest-bearing	$1,227,891	38%	$1,223,884	36%	$1,239,098	39%
Interest-bearing:
Interest checking	366,126	11	359,551	11	355,754	11
Money market accounts	897,152	28	890,558	26	1,050,726	33
Savings	109,910	3	116,550	3	100,422	3
Time deposits under $100,000	250,826	8	400,084	12	207,621	7
Time deposits over $100,000	401,406	12	410,189	12	238,592	7

Total interest-bearing	2,025,420	62	2,176,932	64	1,953,115	61

Total deposits	$3,253,311	100%	$3,400,816	100%	$3,192,213	100%

        Total deposits decreased $147.5 million during the second quarter. When brokered and acquired money desk deposits are excluded, however, deposits decreased by only $11.9 million; this includes a $10.5 million increase in our core deposits (noninterest-bearing demand, interest-bearing checking, savings and money market deposits). At June 30, 2009, noninterest-bearing demand deposits totaled $1.2 billion and represented 38% of total deposits. Brokered and acquired money desk deposits totaled $31.8 million at June 30, 2009 compared to $167.4 million at March 31, 2009. Since year end core deposits have increased $130.9 million. Deposits by foreign customers, primarily located in Mexico and Canada, totaled $103.1 million, or approximately 3.17% of total deposits at June 30, 2009.

Regulatory Matters

        The regulatory capital guidelines and the actual capital ratios for Pacific Western and the Company as of June 30, 2009, are as follows:

	Minimum Regulatory Requirements	Actual
	Well Capitalized	Pacific Western	Company Consolidated
Tier 1 leverage capital ratio	5.00%	11.04%	12.78%
Tier 1 risk-based capital ratio	6.00%	11.45%	13.26%
Total risk-based capital	10.00%	12.71%	14.52%
Tangible common equity ratio	—	10.71%	9.65%

        The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities, which totaled $123.0 million at June 30, 2009. Our trust preferred securities are currently included in our Tier I capital for purposes of determining the Company's Tier I and total risk-based capital ratios. The FRB, which is the holding company's banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Although this modification was scheduled to be effective on March 31, 2009, the Federal Reserve postponed the effective date to March 31, 2011. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity, less goodwill net of any related deferred income tax liability. The regulations currently in effect through December 31, 2010 limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at June 30, 2009. We expect that our Tier I capital ratios will be at or above the existing well capitalized levels on March 31, 2011, the second date on which the modified capital regulations must be applied.

        Tangible common equity is a non-GAAP financial measure used by investors, analysts, and bank regulatory agencies. Tangible common equity includes total equity, less any preferred equity, goodwill and intangible assets. The methodology of determining tangible common equity may differ among companies. Management reviews tangible common equity along with other measures of capital on a regular basis and has included this non-GAAP financial information, and the corresponding reconciliation to total equity, because of current interest in such information on the part of market participants.

        As announced on January 14, 2009, we issued in a private placement to CapGen Capital Group II LP 3,846,153 PacWest common shares at $26.00 per share for total cash consideration of approximately $100 million.

        On June 16, 2009, PacWest Bancorp filed a registration statement with the SEC to offer to sell, from time to time, shares of common stock, preferred stock, and other equity-linked securities, for an aggregate initial offering price of up to $150 million. The registration statement was declared effective on June 30, 2009. Proceeds from the offering are anticipated to be used to fund future acquisitions of banks and financial institutions and for general corporate purposes. To date, no shares have been offered under this registration statement.

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

        Historically, the Bank's primary liquidity source has been its core deposit base. Over the last several years the Bank's reliance on collateralized FHLB advances has increased as one of its sources of affordable and immediately available liquidity. The level of such wholesale funding is monitored based on the Bank's liquidity requirements, and we maintain what we believe to be an acceptable level of this collateralized borrowing capacity. The Bank's secured borrowing capacity with the FHLB was

$954.5 million, of which $367.3 million was available as of June 30, 2009. The Bank also maintains a security repurchase line with the FHLB to provide an additional $111.9 million in secured borrowing capacity, against which there were no borrowings as of June 30, 2009. In addition to the secured borrowing relationship with the FHLB, and to meet short term liquidity needs, the Bank maintains adequate balances in liquid assets, which include cash and due from banks, Federal Funds sold, interest bearing deposits in other financial institutions, and unpledged investment securities available-for-sale. The Bank also established a secured line of credit with the FRB in 2008 which had a borrowing capacity of $485.9 million at June 30, 2009 and no amounts were outstanding under this line on that date. In addition to its secured lines of credit the Bank also maintains unsecured lines of credit, subject to availability, of $155.0 million with correspondent banks for purchase of overnight funds.

        The recent disruption in the financial credit and liquidity markets has had the effect of decreasing overall liquidity in the marketplace. While we have experienced net deposit outflows, we have augmented our funding needs with collateralized FHLB borrowings and large denomination time deposits. At June 30, 2009, the Bank had $22.3 million of these large denomination time deposits, the availability of which is uncertain and subject to competitive market forces. In addition, we have $96.7 million of customer deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our participating customers' deposits.

        The primary sources of liquidity for the Company, on a stand alone basis, include the dividends from the Bank and our ability to raise capital, issue subordinated debt and secure outside borrowings. The ability of the Company to obtain funds for the payment of dividends to our stockholders and for other cash requirements is largely dependent upon the Bank's earnings. Pacific Western is subject to restrictions under certain federal and state laws and regulations which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. Dividends paid by state banks, such as Pacific Western, are regulated by the DFI under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the second quarter of 2009, PacWest received no dividends from the Bank. For the foreseeable future, further dividends from the Bank to the Company require DFI approval.

        At June 30, 2009, the Company had, on a stand alone basis, approximately $79.2 million in cash on deposit at the Bank. We believe we have adequate sources of liquidity to fund operations.

        Contractual Obligations.    The known contractual obligations of the Company at June 30, 2009, are as follows:

	At June 30, 2009 and Due
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Short-term debt obligations	$310,000	$—	$—	$—	$310,000
Brokered deposits	22,193	100	—	—	22,293
Long-term debt obligations	—	—	50,000	354,897	404,897
Operating lease obligations	13,783	23,971	16,229	18,878	72,861
Other contractual obligations	3,615	4,136	—	—	7,751

Total	$349,591	$28,207	$66,229	$373,775	$817,802

        The amount of brokered deposits included in the contractual obligations table represents wholesale broker deposits only. Such amount does not include $96.7 million of customer deposits that were subsequently participated with other FDIC insured financial institutions as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits.

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

Off-Balance Sheet Arrangements

        Our obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded. At June 30, 2009, our loan-related commitments, including standby letters of credit, totaled $875.8 million. The commitments which result in a funded loan increase our profitability through net interest income. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources have been and are expected to be sufficient to meet the cash requirements of our lending activities.

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

        Market risk sensitive instruments are generally defined as derivatives and other financial instruments, which include investment securities, loans, deposits, and borrowings. At June 30, 2009, we had not used any derivatives to alter our interest rate risk profile or for any other reason. However, both the repricing characteristics of our fixed rate loans and floating rate loans, the significant percentage of noninterest bearing deposits compared to interest earning assets, and the callable features in certain borrowings, may influence our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, interest bearing deposits in financial institutions, Federal Home Loan Bank stock, investment securities, deposits, borrowings and subordinated debentures.

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

        We evaluated the results of our net interest income simulation and market value of equity models prepared as of June 30, 2009, the results of which are presented below. Our net interest income simulation indicates that our balance sheet is liability sensitive as rising interest rates would result in a decline in our net interest margin. This profile is primarily a result of the increased origination of fixed rate loans and variable rate loans with initial fixed rate terms, which is driven by customer demand for fixed rate products in this low interest rate environment. Our market value of equity model indicates an asset sensitive profile suggesting a sudden sustained increase in rates would result in an increase in our estimated market value of equity. This profile is a result of the assumed floors in the Company's offering rates which are not expected to increase to the extent of the movement of market interest rates, and the significant value placed on the Company's noninterest bearing deposits for purposes of this analysis. The divergent profile between the net interest income simulation and market value of equity model is a result of the Company's significant level of noninterest bearing deposits. Static balances of noninterest bearing deposits do not impact the net interest income simulation. However, the value of these deposits increase substantially in the market value of equity model when market rates are assumed to rise. In general, we view the net interest income model results as more relevant to the Company's current operating profile and manage our balance sheet based on this information.

        Net interest income simulation.    We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of June 30, 2009. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our interest sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

        This analysis calculates the difference between net interest income forecasted using both increasing and declining interest rate scenarios and net interest income forecasted using a base market interest rate derived from the treasury yield curve at June 30, 2009. In order to arrive at the base case, we extend our balance sheet at June 30, 2009 one year and reprice any assets and liabilities that would be expected to reprice or mature during that period based on contractual obligations and projected prepayment behavior. Using the products' pricing as of June 30, 2009, we calculated an estimated net interest income and net interest margin. The effects of certain balance sheet attributes, such as fixed-rate loans, floating rate loans that have reached their floors and the volume of noninterest bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that may vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

        The net interest income simulation model includes various assumptions regarding the repricing relationship for each of our assets and liabilities. Many of our assets are floating rate loans, which are assumed to reprice to the same extent as the change in market rates according to their contracted index. However, floating rate loans tied to our base lending rate are assumed to reprice upward only after the second 75 basis point increase in market rates. This assumption is due to the fact we reduced our base lending rate 100 basis points when the Federal Reserve lowered the Federal Funds benchmark rate by 175 basis points. Some loans and investment vehicles include the opportunity of prepayment (imbedded options) and the simulation model uses national indexes to estimate these prepayments and reinvest these proceeds at current simulated yields. Our deposit products reprice at our discretion and are assumed to reprice more slowly in a rising or declining interest rate environment, usually repricing less than the change in market rates. Also, a callable option feature on certain borrowings will reprice differently in a rising interest rate environment than in a declining interest rate environment.

        The simulation analysis does not account for all factors that impact this analysis, including changes by management to mitigate the impact of interest rate changes or the impact a change in interest rates may have on our credit risk profile, loan prepayment estimates and spread relationships which can change regularly. In addition, the simulation analysis does not make any assumptions regarding loan fee income, which is a component of our net interest income and tends to increase our net interest margin. In the six months ending June 30, 2009, loan fee income increased our net interest margin by 16 basis points. Management reviews the model assumptions for reasonableness on a quarterly basis.

        The following table presents as of June 30, 2009, forecasted net interest income and net interest margin for the next 12 months using a base case and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points.

Interest rate scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$198,615	(6.42)%	4.75%	(0.33)%
Up 200 basis points	$197,397	(6.99)%	4.72%	(0.35)%
Up 100 basis points	$200,825	(5.38)%	4.80%	(0.27)%
BASE CASE	$212,236	—	5.07%	—
Down 100 basis points	$215,175	1.38%	5.14%	0.07%
Down 200 basis points	$214,453	1.04%	5.13%	0.05%
Down 300 basis points	$214,023	0.84%	5.12%	0.04%

        Our net interest income simulation model prepared as of June 30, 2009 suggests our balance sheet is liability sensitive. Liability sensitivity suggests that in a rising interest rate environment, our net interest margin would decrease; and during a falling or sustained low interest rate environment, our net interest margin would increase. This liability sensitive profile is due to the assumed repricing characteristics of our loans, deposits and borrowings. The Federal Reserve lowered the Federal Funds benchmark rate by 175 basis points during the fourth quarter of 2008 and we reduced our base lending rate 100 basis points. While not lowering our base lending rate may prevent further compression of our net interest margin given the current low interest rate environment, our loans will act like fixed rate instruments until market rates catch up to our loan offering rates. Accordingly, in the event of a sudden sustained increase in rates we assume the cost of our liabilities would begin to increase immediately while our loans are assumed to reprice upward only after market rates exceed our interest rate floors. This would have the effect of compressing our net interest margin as approximately 34% of our loans have interest rates that are tied to our base lending rate and are subject to repricing. In addition, 20% of our loans are tied to an index other than our base lending rate and are also considered to be floating rate loans. Although, our floating rate loans may reprice during the life of the loan, they are subject to other terms and the repricing effect may not be immediate and to the extent of the movement in the index rate.

        In comparing the June 30, 2009, simulation results to March 31, 2009, we have become more liability sensitive. The increase in our liability sensitivity is due mostly to increases in overnight borrowings from the FHLB which will reprice immediately following changes in interest rates.

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

        The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at June 30, 2009. The following table shows the projected change in the market value of equity for the set of rate shocks presented as of June 30, 2009:

Interest rate scenario	Estimated Market Value	Percentage Change From Base	Percentage of total assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$670,247	10.17%	15.0%	144.4%
Up 200 basis points	$692,038	13.75%	15.5%	149.1%
Up 100 basis points	$662,478	8.90%	14.8%	142.7%
BASE CASE	$608,360	—	13.6%	131.1%
Down 100 basis points	$555,240	(8.73)%	12.4%	119.6%
Down 200 basis points	$496,171	(18.44)%	11.1%	106.9%
Down 300 basis points	$447,814	(26.39)%	10.0%	96.5%

        The results of our market value of equity model indicate an asset sensitive interest rate risk profile at June 30, 2009 demonstrated by the increase in the market value of equity in the "up" interest rate scenarios compared to the "base case". Given the historically low market interest rates as of June 30, 2009, the "down" scenarios at June 30, 2009 are not considered meaningful and excluded from the following discussion.

        The discount rate used to value our loan portfolio is derived from the expected offering rate for each loan type with a similar term and credit risk profile. In this type of analysis, a higher discount rate applied to a loan portfolio will result in a lower loan value. Given the current interest rate environment management has placed floors on the Company's offering rates, including the assumption that our base lending rate will not increase until after a 75 basis point increase in market rates. Accordingly, in the increasing rate scenarios our offering rates (the discount rates) are not expected to increase to the same extent as market rates and in turn our loans are not projected to decline in value to the same extent as they would have without the floors. The discount rates for our liabilities are expected to increase to the same extent as increases in market rates. Therefore our liabilities are expected increase in value as rates rise thereby increasing the estimated market value of equity in the rising rate scenarios.

        In comparing the June 30, 2009, simulation results to March 31, 2009, we have become less asset sensitive. The decrease in our asset sensitivity is due mostly to a steepening of the yield curve since March 31, 2009. The steeper yield curve results in a higher discount rate in the increasing rate scenarios, once the assumed rates rise above the loan floors, thereby lowering the value of our loans and asset sensitivity for purposes of this analysis.

        Gap analysis.    As part of the interest rate management process, we use a gap analysis. A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest-sensitive assets and interest-bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match the volume of interest sensitive assets and interest bearing liabilities repricing over different time intervals. The following table illustrates the volume and repricing characteristics of our balance sheet at June 30, 2009 over the indicated time intervals:

Interest Rate Sensitivity
At June 30, 2009
Amounts Maturing or Repricing In

	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Non Interest Rate Sensitive	Total
	(Dollars in thousands)
ASSETS
Cash and deposits in financial institutions	$79,314	$—	$—	$—	$102,351	$181,665
Federal funds sold	—	—	—	—	—	—
Investment securities	6,024	13,775	6,975	172,294	—	199,068
Loans, net of unearned income	1,713,347	212,508	925,040	1,053,471	—	3,904,366
Other assets	—	—	—	—	191,137	191,137

Total assets	$1,798,685	$226,283	$932,015	$1,225,765	$293,488	$4,476,236

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$—	$—	$—	$—	$1,227,891	$1,227,891
Interest-bearing demand, money market and savings	1,373,188	—	—	—	—	1,373,188
Time deposits	318,122	294,466	39,644	—	—	652,232
Borrowings	135,000	175,000	50,000	225,000	—	585,000
Subordinated debentures	87,631	—	20,619	18,558	3,089	129,897
Other liabilities	—	—	—	—	43,931	43,931
stockholders' equity	—	—	—	—	464,097	464,097

Total liabilities and stockholders' equity	$1,913,941	$469,466	$110,263	$243,558	$1,739,008	$4,476,236

Period gap	$(115,256)	$(243,183)	$821,752	$982,207	$(1,445,520)
Cumulative interest-earning assets	$1,798,685	$2,024,968	$2,956,983	$4,182,748
Cumulative interest-bearing liabilities	$1,913,941	$2,383,407	$2,493,670	$2,737,228
Cumulative gap	$(115,256)	$(358,439)	$463,313	$1,445,520
Cumulative interest-earning assets to cumulative
interest-bearing liabilities	94.0%	85.0%	118.6%	152.8%
Cumulative gap as a percent of:
Total assets	(2.6)%	(8.0)%	10.4%	32.3%
Interest earning assets	(2.8)%	(8.7)%	11.3%	35.2%

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

        The preceding table indicates that we had a negative one year cumulative gap of $358.4 million at June 30, 2009, a similar profile compared to March 31, 2009 and a decrease of $46.1 million from the negative gap position of $404.5 million at December 31, 2008. The decrease in the negative gap is the result of a decrease in time deposits. This gap position suggests that we are liability sensitive and if rates were to increase, our net interest margin would most likely decrease. Conversely, if rates were to decrease, our net interest margin would most likely increase. The ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year at June 30, 2009 is 85.0%. This one year gap position indicates that interest expense is likely to be affected to a greater extent than interest income for any changes in interest rates within one year from June 30, 2009.

        Borrowings includes three term advances totaling $275 million with maturity dates of 2013 or later which contain quarterly call options and may be called by the FHLB on various call dates as detailed in Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements contained in "Item 1. Unaudited Condensed Consolidated Financial Statements." While the FHLB may call the advances to be repaid for any reason, they are likely to be called if market interest rates are higher than the advances' stated rates on the call dates. If the advances are called by the FHLB, there is no prepayment penalty. Should our FHLB advances be called, we would evaluate the funding opportunities available at that time, including new secured borrowings from the FHLB at the then market rates. As borrowing rates are currently lower than our contract rates, we do not expect our secured FHLB borrowings to be called. We may repay the advances with a prepayment penalty at any time.

        The gap table has inherent limitations and actual results may vary significantly from the results suggested by the gap table. The gap table assumes a static balance sheet, as does the net interest income simulation, and, accordingly, looks at the repricing of existing assets and liabilities without consideration of new loans and deposits that reflect a more current interest rate environment. Unlike the net interest income simulation, however, the interest rate risk profile of certain deposit products and floating rate loans that have reached their floors cannot be captured effectively in a gap table. Although the table shows the amount of certain assets and liabilities scheduled to reprice in a given time frame, it does not reflect when or to what extent such repricings may actually occur. For example, interest-bearing demand, money market and savings deposits are shown to reprice in the second three months, but we may choose to reprice these deposits more slowly and incorporate only a portion of the movement in market rates based on market conditions at that time. Alternatively, a loan which has reached its floor may not reprice despite a change in market interest rates causing such loan to act like a fixed rate loan regardless of its scheduled repricing date. For example, a loan already at its floor would not reprice if the adjusted rate was less than its floor. The gap table as presented is not able to factor in the flexibility we believe we have in repricing either deposits or the floors on our loans.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Repurchases of Common Stock

        The following table presents stock purchases made during the second quarter of 2009:

	Total Shares Purchased(a)	Average Price Per Share
April 1 - April 30, 2009	—	—
May 1 - May 31, 2009	4,827	$17.27
June 1 - June 30, 2009	—	—

Total	4,827	$17.27

    (a)
    Shares repurchased in satisfaction for financial obligations incurred through the vesting of the Company's restricted stock .

ITEM 4.    Submission of Matters to a Vote of Security Holders

I.
(a) The Company held its Annual Meeting of Stockholders on May 12, 2009.

(b)
All of the Company's non-retiring directors were re-elected. The list of directors nominated and elected is included in response to Item 4(c) below.

(c)
At the annual meeting, stockholders voted on: (1) the election of the Company's directors; and (2) an amendment and restatement of the Company's 2003 Stock Incentive Plan to increase the aggregate number of shares available for issuance under the plan from 3,500,000 to 5,000,000, and to extend the expiration date of the plan from April 17, 2010 to May 31, 2015. All nominees for director were elected and the other measure was approved. The results of the voting were as follows:

Matter	Votes For	Withheld
Election of Directors:
Mark N. Baker	26,505,380	2,049,513
Stephen M. Dunn	19,300,866	9,254,027
John M. Eggemeyer	25,899,012	2,655,881
Barry C. Fitzpatrick	19,300,679	9,254,214
George E. Langley	26,599,829	1,955,064
Susan E. Lester	26,487,410	2,067,483
Timothy B. Matz	18,822,205	9,732,688
Arnold W. Messer	19,299,959	9,254,934
Daniel B. Platt	26,487,911	2,066,982
John W. Rose	27,888,853	666,040
Robert A. Stine	26,499,239	2,055,654
Matthew P. Wagner	26,609,311	1,945,582

Matter	Votes For	Votes Against	Abstentions	Broker Non-Votes
To increase the authorized number of shares available for issuance under PacWest's 2003 Stock Incentive Plan from 3,500,000 to 5,000,000, and to extend the expiration date of the plan from April 17, 2010 to May 31, 2015	13,249,053	10,732,061	184,509	4,389,270

ITEM 6.    Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended, of PacWest Bancorp, a Delaware corporation (Exhibit 3.1 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
3.2	Bylaws of PacWest Bancorp, a Delaware corporation, dated April 22, 2008 (Exhibit 3.2 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACWEST BANCORP

Date: August 7, 2009	/s/ VICTOR R. SANTORO Victor R. Santoro Executive Vice President and Chief Financial Officer