Form 10-Q
period 2009-09-30
PACWEST BANCORP
filed 2009-11-09
CIK 1102112

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
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

         As of November 4, 2009 there were 33,838,440 shares of the registrant's common stock outstanding, excluding 1,231,103 shares of unvested restricted stock.

PART I—FINANCIAL INFORMATION

ITEM 1.    Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Dollars in thousands, except share data)
Assets:
Cash and due from banks	$98,910	$100,925
Federal funds sold	—	165

Total cash and cash equivalents	98,910	101,090
Interest-bearing deposits in financial institutions	199,899	58,780
Investments:
Federal Home Loan Bank stock, at cost	50,429	33,782
Non-covered securities available-for-sale (amortized cost of $302,307 at September 30, 2009 and $119,074 at December 31, 2008)	307,557	121,577
Covered securities available-for-sale (amortized cost of $54,917 at September 30, 2009 and none at December 31, 2008)	54,499	—

Total investments	412,485	155,359
Non-covered loans, net of unearned income	3,822,685	3,987,891
Allowance for loan losses	(114,575)	(63,519)

Non-covered net loans	3,708,110	3,924,372
Covered loans	666,312	—

Total loans	4,374,422	3,924,372
Premises and equipment, net	23,118	24,675
Non-covered other real estate owned, net	39,210	41,310
Covered other real estate owned, net	26,778	—

Total other real estate owned	65,988	41,310
Accrued interest receivable	18,695	15,976
Core deposit and customer relationship intangibles	35,651	39,922
Cash surrender value of life insurance	65,646	70,588
FDIC loss sharing receivable	107,718	—
Other assets	77,066	63,430

Total assets	$5,479,598	$4,495,502

Liabilities and Stockholders' Equity:
Deposits:
Noninterest-bearing	$1,271,197	$1,165,485
Interest-bearing	2,776,390	2,309,730

Total deposits	4,047,587	3,475,215
Accrued interest payable and other liabilities	49,195	64,567
Borrowings	735,419	450,000
Subordinated debentures	129,848	129,994

Total liabilities	4,962,049	4,119,776

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 50,000,000 shares; 35,082,985 shares issued at September 30, 2009 and 28,528,466 shares issued at December 31, 2008 (includes 1,186,868 and 1,309,586 shares of unvested restricted stock, respectively)	351	285
Capital surplus	1,052,827	909,922
Accumulated deficit	(537,246)	(535,676)
Less common stock repurchased: 60,433 shares at September 30, 2009 and 12,360 shares at December 31, 2008	(1,186)	(257)
Accumulated other comprehensive income—unrealized gain on securities available-for-sale, net	2,803	1,452

Total stockholders' equity	517,549	375,726

Total liabilities and stockholders' equity	$5,479,598	$4,495,502

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Quarter Ended			Nine Months Ended September 30,
	09/30/09	06/30/09	09/30/08	2009	2008
	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans	$64,658	$61,663	$68,712	$188,168	$213,901
Interest on federal funds sold	—	—	23	—	86
Interest on deposits in financial institutions	111	37	1	209	6
Interest on investment securities	2,741	1,641	1,808	5,928	5,370

Total interest income	67,510	63,341	70,544	194,305	219,363

Interest expense:
Deposits	7,754	7,367	9,001	24,441	29,741
Borrowings	3,989	3,626	4,538	11,197	14,525
Subordinated debentures	1,530	1,639	2,030	4,948	6,490

Total interest expense	13,273	12,632	15,569	40,586	50,756

Net interest income before provision for credit losses	54,237	50,709	54,975	153,719	168,607
Provision for credit losses	75,000	18,000	7,500	107,000	37,000

Net interest income (expense) after provision for credit losses	(20,763)	32,709	47,475	46,719	131,607

Noninterest income:
Service charges on deposit accounts	2,960	3,009	3,165	9,118	9,594
Other commissions and fees	1,721	1,746	1,884	5,152	5,215
Gain on sale of loans, net	—	—	—	—	(303)
Gain on sale of securities, net	—	—	81	—	81
Increase in cash surrender value of life insurance	371	394	632	1,204	1,836
Other income	584	224	290	1,616	1,462
Gain from Affinity acquisition	66,989	—	—	66,989	—

Total noninterest income	72,625	5,373	6,052	84,079	17,885

Noninterest expense:
Compensation	20,128	18,394	19,332	57,853	57,097
Occupancy	6,435	6,462	6,321	19,283	18,121
Data processing	1,810	1,677	1,495	5,115	4,642
Other professional services	1,857	1,486	1,768	4,867	4,852
Business development	528	625	650	1,878	2,255
Communications	762	688	745	2,143	2,385
Insurance and assessments	2,010	3,871	1,025	7,479	2,375
Other real estate owned, net	8,141	9,231	1,369	18,369	1,470
Intangible asset amortization	2,578	2,367	2,274	7,192	7,288
Reorganization and lease charges	—	—	—	1,215	258
Legal settlement	—	—	—	—	780
Goodwill write-off	—	—	—	—	761,701
Other	2,842	3,130	2,878	8,597	8,892

Total noninterest expense	47,091	47,931	37,857	133,991	872,116

Earnings (loss) before income taxes	4,771	(9,849)	15,670	(3,193)	(722,624)
Income taxes	2,046	(4,109)	6,119	(1,623)	15,062

Net earnings (loss)	$2,725	$(5,740)	$9,551	$(1,570)	$(737,686)

Earnings (loss) per share:
Basic	$0.08	$(0.18)	$0.35	$(0.06)	$(27.17)
Diluted	$0.08	$(0.18)	$0.35	$(0.06)	$(27.17)
Dividends declared per share	$0.01	$0.01	$0.32	$0.34	$0.96

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Quarter Ended			Nine Months Ended September 30,
	09/30/09	06/30/09	09/30/08	2009	2008
	(Dollars in thousands)
Net earnings (loss)	$2,725	$(5,740)	$9,551	$(1,570)	$(737,686)
Other comprehensive income (loss), net of related income taxes:
Unrealized holding gains (losses) on securities available-for-sale arising during the period	1,098	(369)	91	1,351	(533)
Reclassification of realized gains included in income	—	—	(122)	—	(128)

	1,098	(369)	(31)	1,351	(661)

Comprehensive income (loss)	$3,823	$(6,109)	$9,520	$(219)	$(738,347)

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock
						Accumulated Other Comprehensive Income
	Shares	Par Value	Capital Surplus	Accumulated Deficit	Treasury Stock		Total
	(Dollars in thousands, except share data)
Balance at December 31, 2008	28,516,106	$285	$909,922	$(535,676)	$(257)	$1,452	$375,726
Net loss	—	—	—	(1,570)	—	—	(1,570)
Issuance of common stock and warrants	6,569,466	66	148,716				148,782
Tax effect from vesting of restricted stock	—	—	(1,295)	—	—	—	(1,295)
Restricted stock awarded and earned stock compensation, net of shares forfeited	(14,947)	—	6,284	—	—	—	6,284
Restricted stock surrendered	(48,073)	—	—	—	(929)	—	(929)
Cash dividends paid ($0.34 per share)	—	—	(10,800)	—		—	(10,800)
Other comprehensive income—increase in net unrealized gain on securities available-for-sale, net of tax effect of $978 thousand	—	—	—	—		1,351	1,351

Balance at September 30, 2009	35,022,552	$351	$1,052,827	$(537,246)	$(1,186)	$2,803	$517,549

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings (loss)	$(1,570)	$(737,686)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Goodwill write-off	—	761,701
Depreciation and amortization	11,301	11,017
Provision for credit losses	107,000	37,000
Gain from Affinity acquisition	(66,989)	—
Loss (gain) on sale of other real estate owned	1,320	(126)
Other real estate owned valuation adjustment	13,697	1,064
Loss on sale of loans	—	303
(Gain) loss on sale of premises and equipment	(11)	10
Gain on sale of securities	—	(81)
Proceeds from sale of loans held for sale	—	7,868
Origination of loans held for sale	—	(1,665)
Restricted stock amortization	6,284	3,639
Tax effect included in stockholders' equity of stock option exercises and restricted stock vesting	1,295	455
Decrease in accrued and deferred income taxes, net	(13,276)	(3,982)
Decrease in other assets	11,351	6,889
Decrease in accrued interest payable and other liabilities	(20,037)	(557)
Dividends on FHLB stock	—	(1,210)

Net cash provided by operating activities	50,365	84,639

Cash flows from investing activities:
Net cash and cash equivalents (paid) acquired in acquisitions:
Acquisition of Security Pacific Bank deposits	(109)	—
Acquisition of Affinity Bank	251,679	—
Net decrease in net loans outstanding	71,708	128
Proceeds from sale of loans	30	22,110
Net (increase) decrease in deposits in financial institutions	(141,119)	117
Securities available-for-sale:
Sales	—	16,527
Maturities	53,009	28,364
Purchases	(132,501)	(36,431)
Net purchases of FHLB stock	—	(5,599)
Proceeds from sale of other real estate owned	28,533	1,236
Capitalized costs to complete other real estate owned	(863)	—
Purchases of premises and equipment, net	(2,564)	(3,345)
Proceeds from sale of premises and equipment	81	62

Net cash provided by investing activities	127,884	23,169

Cash flows from financing activities:
Net increase (decrease) in deposits:
Noninterest-bearing	99,468	6,540
Interest-bearing	(395,272)	(58,614)
Redemptions of subordinated debentures	—	(8,248)
Net proceeds from issuance of (repurchase of) common stock and warrants	148,782	(150)
Net surrenders from exercise and vesting of stock awards	(929)	(258)
Tax effect included in stockholders' equity of stock option exercises and restricted stock vesting	(1,295)	(455)
Net (decrease) increase in borrowings	(20,383)	8,700
Cash dividends paid	(10,800)	(26,494)

Net cash used in financing activities	(180,429)	(78,979)

Net (decrease) increase in cash and cash equivalents	(2,180)	28,829
Cash and cash equivalents at beginning of period	101,090	101,363

Cash and cash equivalents at end of period	$98,910	$130,192

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$41,979	$51,192
Cash paid during period for income taxes	11,625	18,981
Transfer of loans to other real estate owned	43,800	12,104
Transfer from loans held-for-sale to loans	—	57,034
Transfer from loans to loans held-for-sale	—	22,085

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

        We have completed 21 acquisitions since May 2000 including the merger whereby the former Rancho Santa Fe National Bank and First Community Bank of the Desert became wholly-owned subsidiaries of the Company in a pooling-of-interests transaction. All other acquisitions have been accounted for using the purchase method of accounting and, accordingly, their operating results have been included in the consolidated financial statements from their respective dates of acquisition. Please see Notes 2 and 3 for more information about our acquisitions.

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

        As described in Note 2 below, Pacific Western acquired assets and assumed liabilities of the former Affinity Bank ("Affinity") in an FDIC assisted transaction (the "Affinity acquisition"). The acquired assets and assumed liabilities were measured at fair values. Management made significant estimates and exercised significant judgment in estimating fair values and accounting for the acquisition of Affinity Bank.

NOTE 2—ACQUISITIONS

        All of the acquisitions consummated after December 31, 2000 were completed using the purchase method of accounting. For those acquisitions completed prior to January 1, 2009, we recorded the estimated merger-related charges associated with each acquisition as a liability at closing when the related purchase price was allocated. For each acquisition, we developed an integration plan for the Company that addressed, among other things, requirements for staffing, systems platforms, branch locations and other facilities. The remaining merger-related liability totals $1.2 million at September 30, 2009 and represents the estimated lease payments, net of estimated sublease income, for the remaining life of leases for abandoned space. For acquisitions completed after January 1, 2009, acquisition-related costs, such as legal, accounting, valuation and other professional fees, necessary to effect a business

NOTE 2—ACQUISITIONS (Continued)

combination, are charged to earnings in the periods in which the costs are incurred. We incurred $450,000 of such costs in the third quarter of 2009.

Federally Assisted Acquisition of Affinity Bank

        On August 28, 2009, Pacific Western Bank acquired certain assets and liabilities of Affinity Bank from the Federal Deposit Insurance Corporation ("FDIC") in an FDIC-assisted transaction. We entered into a loss sharing agreement with the FDIC, whereby the FDIC will cover a substantial portion of any future losses on loans, other real estate owned and certain investment securities. We refer to the acquired assets subject to the loss sharing agreement collectively as "covered assets." Under the terms of such loss sharing agreement, the FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $234 million of losses on covered assets and absorb 95% of losses on covered assets exceeding $234 million. The loss sharing arrangement for non-residential and residential loans is in effect for 5 years and 10 years, respectively, from the August 28, 2009 acquisition date and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date. We made this acquisition to expand our presence in California.

        The operations of Affinity Bank are included in our operating results from August 28, 2009, and added revenue of $4.6 million, non-interest expenses of $2.5 million, and net earnings of $1.2 million for the third quarter of 2009. Such operating results do not include any loan or other real estate owned losses because of the FDIC loss sharing agreement and are not necessarily indicative of future operating results. Affinity Bank's results of operations prior to the acquisition are not included in our operating results.

        The acquisition has been accounted for under the acquisition method (formerly the purchase method) of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the August 28, 2009 acquisition date. Such fair values are preliminary estimates and are subject to adjustment for up to one-year after the acquisition date. The application of the acquisition method of accounting resulted in a net after-tax gain of $38.9 million. A summary of the net assets received from the FDIC and the estimated fair value adjustments resulting in the net gain follows:

August 28, 2009
(In thousands)
Affinity's cost basis net assets on August 28, 2009	$45,839
Cash payment received from the FDIC	87,161
Fair value adjustments
Loans	(138,304)
Other real estate owned	(15,759)
FDIC loss sharing receivable	107,718
FHLB borrowings	(16,571)
Core deposit intangible	2,812
Time deposits	(5,542)
Miscellaneous	(365)
Income tax liability	(28,135)

Net after-tax gain from the Affinity acquisition	$38,854

        The net gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed and is influenced significantly by the FDIC-assisted transaction process. Under the FDIC-assisted transaction process, only certain assets and liabilities are transferred to the acquirer, and, depending on the nature and amount of the acquirer's bid, the FDIC

NOTE 2—ACQUISITIONS (Continued)

may be required to make a cash payment to the acquirer. In the Affinity acquisition as shown in the above table, net assets of $45.8 million were transferred to us and the FDIC made a cash payment to us of $87.2 million.

        The statement of assets acquired and liabilities assumed at their estimated fair values as of August 28, 2009 are presented in the following table.

August 28, 2009
(In thousands)
Assets
Cash and cash equivalents	$251,679
Investments:
Covered by loss-sharing	55,271
Not covered by loss-sharing	120,130
Loans covered by loss-sharing	675,616
Other real estate owned covered by loss-sharing	22,897
Core deposit intangible	2,812
FDIC loss sharing receivable	107,718
Other assets	9,282

Total assets acquired	1,245,405

Liabilities
Deposits	868,176
Securities sold under repurchase agreements	16,310
FHLB borrowings	289,492
Other liabilities	32,573

Total liabilities	1,206,551

Net assets acquired	$38,854

  Covered loans

        We refer to the loans acquired in the Affinity acquisition as "covered loans" as we will be reimbursed for a substantial portion of any future losses on them under the terms of the FDIC loss sharing agreement. At the August 28, 2009 acquisition date, we estimated the fair value of the Affinity loan portfolio at $675.6 million which represents the expected cash flows from the portfolio discounted at a market-based rate. In estimating such fair value, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the "undiscounted contractual cash flows") and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the "undiscounted expected cash flows"). The amount by which the undiscounted expected cash flows exceed the estimated fair value (the "accretable yield") is accreted into interest income over the life of the loans. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents an estimate of the credit risk in the Affinity loan portfolio at the acquisition date.

        Credit-impaired covered loans are those loans showing evidence of credit deterioration since origination and it is probable, at the date of acquisition, that the Company will not collect all contractually required principal and interest payments. Generally, acquired loans that meet the Company's definition for nonaccrual status fall within the definition of credit-impaired covered loans.

        The covered loans acquired in the Affinity transaction are and will continue to be subject to our internal and external credit review. As a result, if and when credit deterioration is noted subsequent to

NOTE 2—ACQUISITIONS (Continued)

the August 28, 2009 acquisition date, such deterioration will be measured through our loss reserving methodology and a provision for credit losses will be charged to earnings with a partially offsetting noninterest income item reflecting the increase to the FDIC loss sharing receivable.

        A summary of the covered loans acquired in the Affinity acquisition as of August 28, 2009 and the related discount is as follows:

	Credit-impaired loans	Other loans	Total
	(Dollars in thousands)
Commercial and industrial	$622	$11,565	$12,187
Healthcare related	9,667	45,463	55,130
Construction:
Commercial	26,922	—	26,922
Residential	85,097	—	85,097
Acquisition and development:
Residential acquisition and development	33,686	—	33,686
Multifamily acquisition and development	12,816	—	12,816
Commercial real estate	100,312	179,890	280,202
Multifamily	97,834	185,509	283,343
Residential, Home equity credit lines & Consumer	654	23,883	24,537

Total loans	367,610	446,310	813,920
Total discount resulting from acquisition date fair value adjustments	(94,442)	(43,862)	(138,304)

Net loans	$273,168	$402,448	$675,616

        The undiscounted contractual cash flows for the covered credit-impaired loans and covered other loans is $421.4 million and $621.2 million, respectively. The undiscounted estimated cash flows not expected to be collected for the covered credit-impaired loans and covered other loans is $78.0 million and $40.8 million, respectively.

        The accretable yield on credit-impaired loans represents the amount by which the undiscounted expected cash flows exceed the estimated fair value. The following table presents the changes in the accretable yield related to credit impaired loans.

Accretable Yield
(Dollars in thousands)
Acquired balance at August 28, 2009	$(70,042)
Accretion	562

Balance at September 30, 2009	$(69,480)

        Credit-impaired loans are reviewed each reporting period to determine whether any changes occurred in expected cash flows that would result in a reclassification from nonaccretable difference to accretable yield.

  Covered Other Real Estate Owned

        Other real estate owned covered under loss sharing agreements with the FDIC is recorded at fair value and is also carried exclusive of the FDIC loss sharing receivable. Subsequent decreases in fair value estimates for covered other real estate owned results in a reduction of the covered other real

NOTE 2—ACQUISITIONS (Continued)

estate owned carrying amounts and a corresponding increase in the estimated FDIC loss sharing receivable, with the difference recorded as a charge against earnings.

  FDIC Loss Sharing Receivable

        The FDIC loss sharing receivable is initially recorded at fair value which represents the present value of the estimated cash payments from the FDIC for future losses on covered assets. The estimated gross cash flows associated with this asset are $114.2 million. The ultimate collectibility of this asset is dependent upon the performance of the underlying covered assets, the passage of time and claims paid by the FDIC.

  Unaudited Pro Forma Results of Operations

        The following table presents our unaudited pro forma results of operations for the periods presented as if the Affinity acquisition had been completed on January 1, 2008. The unaudited pro forma results of operations include the historical accounts of the Company and Affinity and pro forma adjustments as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of our future operating results or operating results that would have occurred had these acquisitions been completed at the beginning of 2008. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Revenues (net interest income plus noninterest income)	$65,229	$73,114	$194,785	$226,430
Net earnings (loss)	$(38,672)	$12,675	$(57,072)	$(728,033)
Net income (loss) per share:
Basic	$(1.20)	$0.46	$(1.84)	$(26.81)
Diluted	$(1.20)	$0.46	$(1.84)	$(26.81)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill and intangible assets arise from purchase business combinations. The goodwill previously recorded had been assigned to our one reporting unit—banking operations. Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead tested for impairment no less than annually. We wrote-off $761.7 million of our goodwill in the first half of 2008. Such charges had no effect on the Company's or the Bank's cash balances or liquidity. In addition, because goodwill and other intangible assets are not included in the calculation of regulatory capital, the Company's and the Bank's well-capitalized regulatory ratios were not affected by this non-cash expense.

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

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The following table presents the changes in the gross amounts of CDI and CRI and the related accumulated amortization for the periods indicated:

	Nine Months Ended
	9/30/09	9/30/08
	(Dollars in thousands)
Gross amount:
Balance at the beginning of the period	$72,990	$70,805
Adjustment to Security Pacific Bank CDI	109	—
Addition due to Affinity acquisition	2,812	—

Balance at the end of the period	75,911	70,805

Accumulated amortization:
Balance at the beginning of the period	(33,068)	(27,020)
Amortization	(7,192)	(7,288)

Balance at the end of the period	(40,260)	(34,308)

Net balance at the end of the period	$35,651	$36,497

        The aggregate amortization expense related to the intangible assets is expected to be $10.2 million for 2009. The estimated aggregate amortization expense related to these intangible assets for each of the subsequent four years is $9.3 million, $7.9 million, $5.6 million, and $4.1 million.

NOTE 4—INVESTMENT SECURITIES AND FHLB STOCK

        The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale as of September 30, 2009 are presented in the table below. Other securities include an investment in overnight money market funds at a financial institution. We acquired $158.8 million of investment securities at fair market value in the Affinity acquisition. Such acquired securities included $55.3 million of "private-label" Collateralized Mortgage Obligations (CMOs) which are covered by the FDIC loss sharing agreement. The remaining acquired securities were predominately government or government-sponsored entity CMOs. See Note 7 for information on fair value measurements and methodology.

	September 30, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Government-sponsored entity debt securities	$34,795	$89	$28	$34,856
Municipal securities	7,882	417	—	8,299
Mortgage-backed securities:
Government and government-sponsored entity pass through	158,817	4,712	18	163,511
Government and government-sponsored entity CMOs	98,522	847	769	98,600
Covered private label CMOs	54,917	491	909	54,499
Other securities	2,291	—	—	2,291

Total	$357,224	$6,556	$1,724	$362,056

        Mortgage-backed securities have contractual terms to maturity and require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because obligors and/or issuers may have the right to call or prepay obligations with or without call or

NOTE 4—INVESTMENT SECURITIES AND FHLB STOCK (Continued)

prepayment penalties. The contractual maturity distribution of our securities portfolio based on amortized cost and fair value as of September 30, 2009, is shown below.

	Maturity distribution as of September 30, 2009
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$2,291	$2,291
Due after one year through five years	31,243	31,753
Due after five years through ten years	33,771	34,360
Due after ten years	289,919	293,652

Total	$357,224	$362,056

        At September 30, 2009, the fair value of debt securities and mortgage-backed debt securities issued by the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) was approximately $224.4 million. We do not own any equity securities issued by Fannie Mae or Freddie Mac.

        As of September 30, 2009 securities available-for-sale with a fair value of $192.7 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.

        At September 30, 2009 none of the securities in our investment portfolio had been in a continuous unrealized loss position for 12 months or longer. The following table presents the fair value and unrealized losses on securities that are in an unrealized loss position for less than 12 months and considered temporarily impaired as of September 30, 2009.

	Impairment Period of Less than 12 months
Descriptions of securities	Fair Value	Unrealized Losses
	(Dollars in thousands)
Government-sponsored entity debt securities	$6,767	$28
Mortgage-backed securities:
Government and government-sponsored entity pass through	10,395	18
Government and government-sponsored entity CMOs	54,407	769
Covered private label CMOs	18,518	909

Total	$90,087	$1,724

        FHLB Stock.    The Company has a $50.4 million investment in Federal Home Loan Bank of San Francisco (FHLB) stock which includes $16.7 million from the Affinity acquisition. The FHLB stock is carried at cost at September 30, 2009. In January 2009, the FHLB announced it suspended excess FHLB stock redemptions and dividend payments. In August 2009, the FHLB paid a cash dividend, though at a rate less than customary. We evaluated the carrying value of our FHLB stock investment at September 30, 2009 and determined it was not impaired. Our evaluation considered the long-term nature of the investment, the liquidity position of the FHLB, the actions being taken by the FHLB to address its regulatory situation, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

NOTE 5—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS

  Borrowings

        The following table summarizes our FHLB advances by their maturity dates outstanding at September 30, 2009:

Maturity Date	Amount	Contract Rate	Next Date Callable by FHLB
	(Dollars in thousands)
12/7/2009	$100,000	3.63%	N/A
1/11/2010	75,000	3.04%	N/A
2/8/2010	10,000	4.81%	N/A	(b)
2/8/2010	25,000	5.04%	N/A	(b)
2/26/2010	25,000	4.99%	N/A	(b)
8/23/2010	20,000	4.90%	N/A	(b)
12/29/2010	25,000	4.23%	12/29/2009	(a)(b)
9/8/2011	20,000	4.67%	12/8/2009	(a)(b)
2/7/2012	20,000	4.70%	2/7/2010	(a)(b)
2/15/2012	25,000	4.67%	11/15/2009	(a)(b)
3/2/2012	15,000	4.61%	3/2/2010	(a)(b)
8/30/2012	25,000	3.92%	11/30/2009	(a)(b)
1/11/2013	50,000	2.71%	1/11/2010	(a)
9/9/2013	20,000	4.63%	12/8/2009	(a)(b)
8/25/2014	20,000	4.26%	11/25/2009	(a)(b)
9/23/2014	20,000	3.51%	12/23/2009	(a)(b)
12/11/2017	200,000	3.16%	12/11/2009	(a)
1/11/2018	25,000	2.61%	1/11/2010	(a)
Unamortized premium(c)	15,419

Total	$735,419

(a)
Quarterly thereafter.

(b)
FHLB advance assumed in the Affinity acquisition.

(c)
This amount represents the fair value adjustment on assumed FHLB advances. Such adjustment causes the weighted average effective interest rate for assumed FHLB advances to be 1.33%.

        The FHLB advances outstanding at September 30, 2009, are both term and callable advances. The maturities shown are the contractual maturities for all advances. With the exception of the $15.0 million dollar advance that matures on March 2, 2012, the callable advances have all passed their initial call dates and are currently callable on a quarterly basis by the FHLB. While the FHLB may call the advances to be repaid for any reason, they are likely to be called if market interest rates are higher than the advances' stated rates on the call dates. We may repay the advances at any time with a prepayment penalty. Our aggregate remaining borrowing capacity under the FHLB secured lines of credit was $302.6 million at September 30, 2009. Additionally, the Bank had secured borrowing capacity from the Federal Reserve discount window of $473.9 million at September 30, 2009. The Bank also maintains unsecured lines of credit of $105.0 million with correspondent banks for the purchase of overnight funds; these lines are subject to availability of funds.

NOTE 5—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS (Continued)

Subordinated Debentures

        The Company had an aggregate of $129.8 million subordinated debentures outstanding at September 30, 2009. These subordinated debentures were issued in seven separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us or entities we have acquired, which in turn issued trust preferred securities, which total $123.0 million at September 30, 2009. With the exception of Trust I and Trust CI, the subordinated debentures are callable at par, only by the issuer, five years from the date of issuance, subject to certain exceptions. We were permitted to call the debentures in the first five years if the prepayment election relates to one of the following three events: (i) a change in the tax treatment of the debentures stemming from a change in the IRS laws; (ii) a change in the regulatory treatment of the underlying trust preferred securities as Tier 1 capital; and (iii) a requirement to register the underlying trust as a registered investment company. However, redemption in the first five years is subject to a prepayment penalty. Trust I and Trust CI may not be called for 10 years from the date of issuance unless one of the three events described above has occurred and then a prepayment penalty applies. In addition, there is a prepayment penalty if either of these debentures is called 10 to 20 years from the date of their issuance and they may be called at par after 20 years. The proceeds of the subordinated debentures we originated were used primarily to fund several of our acquisitions and to augment regulatory capital.

        The following table summarizes the terms of each issuance of the subordinated debentures outstanding at September 30, 2009:

Series	Date issued	Amount	Maturity	Earliest Call Date by Company without Penalty(1)	Fixed or Variable Rate	Rate Index	Current Rate(2)	Next Reset Date
	(Dollars in thousands)
Trust CI(3)	3/23/2000	$10,310	3/8/2030	3/8/2020	Fixed	N/A	11.00%	N/A
Trust I	9/7/2000	8,248	9/7/2030	9/7/2020	Fixed	N/A	10.60%	N/A
Trust V	8/15/2003	10,310	9/17/2033	N/A	Variable	3 month LIBOR + 3.10	3.39%	12/15/2009
Trust VI	9/3/2003	10,310	9/15/2033	N/A	Variable	3 month LIBOR + 3.05	3.35%	12/11/2009
Trust CII(3)	9/17/2003	5,155	9/17/2033	N/A	Variable	3 month LIBOR + 2.95	3.24%	12/15/2009
Trust VII	2/5/2004	61,856	4/23/2034	N/A	Variable	3 month LIBOR + 2.75	3.03%	12/28/2009
Trust CIII(3)	8/15/2005	20,619	9/15/2035	9/15/2010	Fixed(4)	N/A	5.85%	9/15/2010
Unamortized premium(5)		3,040

Total		$129,848

(1)
As described above, certain issuances may be called earlier without penalty upon the occurrence of certain events.

(2)
As of October 28, 2009; excludes debt issuance costs.

(3)
Assumed in the Community Bancorp acquisition.

(4)
Interest rate is fixed until 9/15/2010 and then is variable at a rate of 3-month LIBOR + 1.69%.

(5)
This amount represents the fair value adjustment on assumed trusts.

        As previously mentioned, the subordinated debentures were issued to trusts established by us, or entities we acquired, which in turn issued $123.0 million of trust preferred securities. These securities are currently included in our Tier I capital for purposes of determining the Company's Tier I and total risk-based capital ratios. The Board of Governors of the Federal Reserve System, which is the holding

NOTE 5—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS (Continued)

company's banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Although this modification was scheduled to be effective on March 31, 2009, the Federal Reserve postponed the effective date to March 31, 2011. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less certain intangibles, including goodwill, core deposit intangibles and customer relationship intangibles, net of any related deferred income tax liability. The regulations currently in effect through December 31, 2010, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for permitted intangibles. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at September 30, 2009. We expect that our Tier I capital ratios will be at or above the existing well-capitalized levels on March 31, 2011, the first date on which the modified capital regulations must be applied.

Brokered Deposits

        Brokered deposits totaled $104.0 million at September 30, 2009 and are included in the interest-bearing deposits balance on the accompanying consolidated balance sheet. Such amount includes (a) $84.9 million of customer deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits, (b) $11.1 million of Pacific Western Bank wholesale CDs which mature during the fourth quarter 2009, and (c) $8.1 million of brokered deposits acquired in the Security Pacific Bank (SPB) deposit acquisition. Such amounts exclude $13.9 million of money desk CDs acquired in SPB deposit and Affinity Bank acquisitions.

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

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit amounting to $807.8 million and $995.7 million were outstanding at September 30, 2009 and December 31, 2008.

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees expire within one year from the date of issuance. The Company generally requires collateral or other security to support financial instruments with credit risk. Standby letters of credit amounting to $34.3 million and $67.3 million were outstanding at September 30, 2009 and December 31, 2008.

NOTE 6—COMMITMENTS AND CONTINGENCES (Continued)

        The Company has investments in low income housing project partnerships which provide the Company income tax credits and in several small business investment companies. As of September 30, 2009 the Company had commitments to contribute capital to these entities totaling $306,000.

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

        Certain assets and liabilities are measured at the lower of cost or fair value in accordance with GAAP. Accordingly, an asset or a liability may, or may not, meet the criteria for fair value measurement during a reporting period; the fair value measurements of these assets and liabilities are considered "nonrecurring". For assets measured at fair value on a nonrecurring basis, the following tables present the level of valuation assumptions used to determine each adjustment, the carrying value of the related assets, and the total gains and losses recognized in the quarter and nine months ended September 30, 2009. The tables are followed by a description of the valuation methodologies used to measure such assets at fair value. We have no liabilities that are measured at fair value.

NOTE 7—FAIR VALUE MEASUREMENTS (Continued)

Distribution of asset and liability fair values according to fair value hierarchy:

	Fair Value Measurement Using
Measured on a Recurring Basis	Balance as of September 30, 2009	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in thousands)
Non-covered securities available-for-sale	$307,557	$—	$307,557	$—
Covered securities available-for-sale	54,499	—	—	54,499

	$362,056	$—	$307,557	$54,499

Measured on a Nonrecurring Basis
Impaired loans	$246,375	$—	$120,916	$125,459
Other real estate owned	23,102	—	16,144	6,958
SBA loan servicing asset	1,999	—	—	1,999

	$271,476	$—	$137,060	$134,416

Total gains and (losses) recognized in the three and nine months ended September 30, 2009:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(Dollars in thousands)
Impaired loans	$(45,763)	$(55,223)
Other real estate owned	(6,191)	(12,870)
Servicing asset	111	263

	$(51,843)	$(67,830)

        For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the activity for the nine month period ended September 30, 2009 is summarized in the following table:

Covered Securities Available-for-Sale
(In thousands)
Beginning of the period	$—
Additions due to acquisition	55,270
Total realized in earnings	118
Total unrealized in comprehensive income	(471)
Net settlements subsequent to acquisition	(418)

Balance at September 30, 2009	$54,499

NOTE 7—FAIR VALUE MEASUREMENTS (Continued)

        The carrying amount and estimated fair values of the Company's financial instruments are as follows:

	September 30, 2009		December 31, 2008
	Carrying or Contract Amount	Fair Value Estimates	Carrying or Contract Amount	Fair Value Estimates
	(Dollars in thousands)
Financial Assets:
Cash and due from banks	$98,910	$98,910	$100,925	$100,925
Federal funds sold	—	—	165	165
Interest-bearing deposits in financial institutions	199,899	199,899	58,780	58,780
Investment in Federal Home Loan Bank Stock	50,429	50,429	33,782	33,782
Securities available-for-sale	362,056	362,056	121,577	121,577
Loans, net	4,374,422	4,363,486	3,924,372	3,905,773
FDIC loss sharing receivable	107,718	107,718	—	—
Financial Liabilities:
Deposits	4,047,587	4,053,025	3,475,215	3,479,214
Borrowings	735,419	759,615	450,000	475,085
Subordinated debentures	129,848	135,498	129,994	134,080

        The following is a description of the valuation methodologies used to measure our assets recorded at fair value and for estimating fair value for financial instruments not recorded at fair value.

        Cash and Due from Banks and Federal Funds Sold.    The carrying amount is assumed to be the fair value because of the liquidity of these instruments.

        Interest-bearing Deposits in Financial Institutions.    The carrying amount is assumed to be the fair value given the short-term nature of these deposits.

        FHLB stock.    The fair value of FHLB stock is based on our recorded investment. In January 2009, the FHLB announced it suspended excess FHLB stock redemptions and dividend payments. As a result of the FHLB's announcement, we evaluated the carrying value of our FHLB stock investment at September 30, 2009 for impairment. Based on the FHLB's most recent publicly available financial results, its capital position and its bond ratings, we concluded such investment was not impaired at September 30, 2009.

        Securities available-for-sale.    Securities available-for-sale are measured and carried at fair value on a recurring basis. Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated other comprehensive income in the consolidated balance sheets. Also see Note 4 for further information on unrealized gains and losses on securities available-for-sale.

        In determining the fair value of the securities categorized as Level 2, we obtain one report from a nationally recognized broker-dealer detailing the fair value of each investment security we hold as of each reporting date. This broker-dealer uses observable market information to value our fixed income securities, with the primary source being a nationally recognized pricing service. The fair value of the municipal securities is based on a proprietary model maintained by the independent third party. Such model also incorporates several observable market inputs, including the use of the Thompson Municipal Market Data for general municipals. We review all of the broker-dealer supplied quotes on the securities we own as of the reporting date for reasonableness based on our understanding of the marketplace and we consider any credit issues related to the bonds. As we have not made any

NOTE 7—FAIR VALUE MEASUREMENTS (Continued)

adjustments to the market quotes provided to us and they are based on observable market data, they have been categorized as Level 2 within the fair value hierarchy.

        The fair value of securities categorized as Level 3 are our private label CMO securities, for which the market is inactive. There is a wide range of prices quoted for private label CMOs among independent third party pricing agencies and this range reflects the significant judgment being exercised over the assumptions and variables that determine the pricing of such securities. We consider this subjectivity to be a significant unobservable input and have concluded the private label CMOs should be categorized as a Level 3 measured asset. While the private label CMOs may be based on significant unobservable inputs, our fair value was ultimately based on prices provided by a nationally recognized pricing service which we use for the majority of our portfolio. We determined the reasonableness of the fair values obtained by reviewing assumptions at the individual security level about prepayment and constant default expectations, estimated severity loss factors, projected cash flows and estimated collateral performance, all of which are not directly observable in the market.

        Non-covered loans.    Non-covered loans are not measured at fair value on a recurring basis. Therefore, the following valuation discussion relates to estimating the fair value disclosures. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type and further segmented into fixed and adjustable rate interest terms and by credit risk categories. The fair value estimates do not take into consideration the value of the loan portfolio in the event the loans have to be sold outside the parameters of normal operating activities. The fair value of performing fixed rate loans is estimated by discounting scheduled cash flows through the estimated maturity using estimated market prepayment speeds and estimated market discount rates that reflect the credit and interest rate risk inherent in the loans. The estimated market discount rates used for performing fixed rate loans are the Company's current offering rates for comparable instruments with similar terms. The fair value of performing adjustable rate loans is estimated by discounting scheduled cash flows through the next repricing date. As these loans reprice frequently at market rates and the credit risk is not considered to be greater than normal, the market value is typically close to the carrying amount of these loans.

        Non-covered impaired loans.    All of our non-covered nonaccrual and restructured loans are considered impaired and are reviewed individually for the amount of impairment, if any. Most of our loans are collateral dependent and, accordingly, we measure impaired loans based on the fair value of such collateral. The fair value of each loan's collateral is generally based on estimated market prices from an independently prepared current appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement. In light of the decline in real estate values over the past several quarters, current appraisals are generally considered to be less than eight months old. When adjustments are made to an appraised value to reflect various factors such as the age of the appraisal or known changes in the market or the collateral, such valuation inputs are considered unobservable and the fair value measurement is categorized as a Level 3 measurement. The fair values of unsecured impaired loans are based generally on unobservable inputs, such as the strength of a guarantor, including an SBA government or insurance company guarantee, cash flows discounted at the effective loan rate, whether a borrower has filed for bankruptcy, and management's judgment; the fair value measurement of these loans is also categorized as a Level 3 measurement. The loan balances shown in the above table represent the nonaccrual and restructured loans for which impairment was recognized during the periods presented. The amount shown as losses represents, for the loan balances shown, the impairment recognized during the periods. Of the $193.6 million in loans on nonaccrual status at September 30, 2009, loans totaling $99.0 million were written down to their fair values through a $23.0 million charge to the allowance for loan losses during the third quarter of 2009.

NOTE 7—FAIR VALUE MEASUREMENTS (Continued)

        Covered loans.    Covered loans were measured at fair value on the date of acquisition. Thereafter, covered loans are not measured at fair value on a recurring basis. The above valuation discussion for non-covered loans and non-covered impaired loans is applicable to covered loans following their acquisition date.

        Non-covered and covered other real estate owned.    The fair value of foreclosed real estate is generally based on estimated market prices from independently prepared current appraisals or negotiated sales prices with buyers; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement. As a matter of policy, appraisals are required annually and may be updated more frequently as circumstances require in the opinion of management. With the deterioration of real estate values during this economic downturn, appraisals have been obtained more regularly and as a result our level 2 measurement is based on appraisals that are generally less than six months old. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value as a result of known changes in the market or the collateral and there is no observable market price, such valuation inputs result in a fair value measurement that is categorized as a Level 3 measurement. To the extent a negotiated sales price or a reduced listing price represents a significant discount to an observable market price; such valuation input would result in a fair value measurement that is also considered a Level 3 measurement.

        SBA loan servicing asset.    The SBA servicing asset, which is included in other assets in the balance sheet, was written up through earnings to its implied fair value of $2.0 million by $111,000 in the third quarter of 2009 and by $263,000 for the nine months ended September 30, 2009. The fair value of the servicing asset is estimated by discounting future cash flows using market-based discount rates and prepayment speeds. The discount rate is based on the current US Treasury yield curve, as published by the Department of the Treasury, plus a spread for the marketplace risk associated with these assets. We utilize estimated prepayment vectors using SBA prepayment information provided by Bloomberg for pools of similar assets to determine the timing of the cash flows. These valuation inputs are considered to be a Level 3 measurement.

        FDIC loss sharing receivable.    The fair value of the FDIC loss share receivable is estimated by discounting estimated future cash flows using the long-term risk-free rate plus a premium. The carrying value equals the fair value at the reporting date since little time has lapsed since the establishment of the FDIC loss sharing receivable.

        Deposits.    Deposits are carried at historical cost. The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings and checking accounts, is equal to the amount payable on demand as of the balance sheet date. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. No value has been separately assigned to the Company's long-term relationships with its deposit customers, such as a core deposit intangible.

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

NOTE 7—FAIR VALUE MEASUREMENTS (Continued)

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

  Limitations

        Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of September 30, 2009 and December 31, 2008, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

NOTE 8—NET EARNINGS (LOSS) PER SHARE

        The following is a summary of the calculation of basic and diluted net earnings (loss) per share for the periods indicated:

	Quarter Ended			Nine Months Ended September 30,
	9/30/09	6/30/09	9/30/08	2009	2008
	(In thousands except per share data)
Basic earnings (loss) per share
Net earnings (loss)	$2,725	$(5,740)	$9,551	$(1,570)	$(737,686)
Less: earnings allocated to unvested restricted stock (a)	(93)	(7)	(153)	(240)	(408)

Net earnings (loss) allocated to common shares	$2,632	$(5,747)	$9,398	$(1,810)	$(738,094)

Total weighted-average basic shares and unvested restricted stock outstanding	33,308.0	32,313.3	28,172.7	32,473.5	28,142.7
Less: weighted-average unvested restricted stock outstanding	(1,203.2)	(1,245.7)	(981.6)	(1,245.1)	(974.9)

Total weighted-average basic shares outstanding	32,104.8	31,067.6	27,191.1	31,228.4	27,167.8

Basic earnings (loss) per share	$0.08	$(0.18)	$0.35	$(0.06)	$(27.17)

Diluted earnings (loss) per share
Net earnings (loss) allocated to common shares	$2,632	$(5,747)	$9,398	$(1,810)	$(738,094)

Total weighted-average basic shares and unvested restricted stock outstanding	33,308.0	32,313.3	28,172.7	32,473.5	28,142.7
Add: stock options and warrants outstanding	—	—	0.7	—	—
Less: weighted-average unvested restricted stock outstanding	(1,203.2)	(1,245.7)	(981.6)	(1,245.1)	(974.9)

Total weighted-average diluted shares outstanding	32,104.8	31,067.6	27,191.8	31,228.4	27,167.8

Diluted earnings (loss) per share	$0.08	$(0.18)	$0.35	$(0.06)	$(27.17)

(a)
Represents cash dividends paid to holders of unvested restricted stock, net of estimated forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

        On January 1, 2009, The Earnings per Share topic of the Codification under the section regarding Special Issues Affecting Basic and Diluted EPS (ASC 260-10-45) became effective for us. This pronouncement clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities and are included in the two-class method of determining basic and diluted earnings per shares. All our unvested restricted stock participates with our common stockholders in dividends. Application of the new standard results in a reduction of net earnings available to common stockholders and lower earnings per share when compared to the previous requirements. Application of the new standard had no effect on the reported amounts of earnings per share for the third quarter of 2008. The new standard's effect on the net loss per share for the nine months ended September 30, 2008 was an increase of $0.02 to $27.17 from $27.15.

NOTE 9—STOCK COMPENSATION PLANS

Restricted Stock

        At September 30, 2009, there were outstanding 666,868 shares of unvested time-based restricted common stock and 520,000 shares of unvested performance-based restricted common stock. The awarded shares of time-based restricted common stock vest over a service period of three to five years

NOTE 9—STOCK COMPENSATION PLANS (Continued)

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

        Compensation expense related to awards of restricted stock is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. The vesting of performance-based restricted stock awards and recognition of related compensation expense may occur over a shorter vesting period if financial performance targets are achieved earlier than anticipated. In the fourth quarter of 2007, the amortization of certain performance-based restricted stock awards was suspended. During the fourth quarter of 2008 we concluded it was improbable that the financial targets would be met for the performance-based stock awards and we reversed the accumulated amortization on those awards through a credit to compensation expense of $4.5 million. If and when the attainment of such performance targets is deemed probable in future periods, a catch-up adjustment will be recorded and amortization of such performance-based restricted stock will begin again. The unvested performance-based restricted stock awarded in 2006 expires in 2013. The unvested performance-based restricted stock awarded in 2007 and 2008 expires in 2017. Restricted stock amortization totaled $2.2 million and $1.2 million for the quarters ended September 30, 2009, and 2008 and $6.3 million and $3.6 million for the nine months ended September 30, 2009 and 2008. Such amounts are included in compensation expense in the accompanying consolidated statements of earnings.

        The Company's 2003 Plan permits stock based compensation awards to officers, directors, key employees and consultants. The 2003 Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 5,000,000 shares of authorized but unissued Company common stock, subject to adjustments provided by the 2003 Plan. As of November 2, 2009, there were 1,625,627 shares available for grant under the 2003 Plan.

NOTE 10—RECENT ACCOUNTING PRONOUNCEMENTS

        As of July 1, 2009 FASB issued the FASB Accounting Standards Codification™ (ASC or the "Codification") as the single source of authoritative nongovernmental U.S. GAAP. The Codification is the single source of authoritative guidance for U.S. GAAP recognized by the FASB other than guidance issued by the SEC. The Codification establishes a hierarchy of accounting principles with only two levels of GAAP: authoritative and nonauthoritative. The Codification does not change U.S. GAAP. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement will only affect textual disclosures as we will change the references made to U.S. GAAP.

        The Business Combinations topic (ASC 805) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Business Combinations topic also provides guidance for recognizing and measuring the goodwill acquired in the business combination and the required disclosures to enable users of the financial statement to evaluate the nature and financial effects of the business combination. We applied this guidance in the Affinity acquisition. We expect this provision will continue to have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of any acquisitions we consummate going forward.

NOTE 10—RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        The Earnings per Share topic of the Codification under the section regarding Special Issues Affecting Basic and Diluted EPS (ASC 260-10-45) effective for us on January 1, 2009 is discussed in Note 8.

        Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC 820-10-65) provides guidance on how to determine the fair value of assets and liabilities in an environment where the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that the objective of a fair value measurement remains an exit price. We applied this guidance as of June 30, 2009 and such adoption had no impact on our consolidated financial statements.

        In April 2009 the FASB modified the requirements for recognizing other-than-temporary impairment on debt securities and significantly changes the impairment model for such securities. Under the topic of Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320-10-35, ASC 958-325-35) a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security's amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security's amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security's amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of credit loss if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security's amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. An entity reclassifies from retained earnings to other comprehensive income the noncredit portion of an other-than-temporary impairment loss previously recognized on a security it holds if the entity does not intend to sell the security, and it is more-likely-than not that it will not be required to sell the security, before recovery of the security's amortized cost basis. We applied this guidance as of June 30, 2009 and determined that it had no impact on our consolidated financial statements.

        The Financial Instruments topic (ASC 825-10-50) requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually and is effective June 30, 2009. Interim Disclosures about Fair Value of Financial Statements are further discussed under the Financial Services—Depository and Lending topic (ASC 942-470-50) under the Debt subsection (ASC 310-10-50). Any new disclosures required are included in Note 7.

FASB Update 2009-05, Measuring Liabilities at Fair Value.

        This Update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures—Overall, for the fair value measurement of liabilities.

        This Update clarifies:

  •
  In circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value by using one or more following: a) the quoted price for the identical liability when traded as an asset; b) the quoted prices for similar liabilities or similar liabilities when traded as assets; c) the income approach, such as present value technique; and/or d) the market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

  •
  When estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.

NOTE 10—RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

  •
  Both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.

        This Update is effective for the Company's December 31, 2009 year-end reporting period. The Company does not report liabilities at fair value on a recurring basis. Management does not expect the adoption of the Update to have a material effect on the Company's financial statements at the date of adoption.

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

NOTE 12—COMMON STOCK

        On June 16, 2009, PacWest Bancorp filed a registration statement with the SEC to offer to sell, from time to time, shares of common stock, preferred stock, and other equity-linked securities, for an aggregate initial offering price of up to $150.0 million. The registration statement was declared effective on June 30, 2009. Proceeds from the offering are anticipated to be used to fund future acquisitions of banks and financial institutions and for general corporate purposes.

        On August 25, 2009, PacWest Bancorp sold in a direct placement to institutional investors 2.7 million shares of common stock for $50 million, or a per share price of $18.36 which was the closing price of PacWest's common stock on August 24, 2009. In addition to the issuance of the common shares, PacWest issued to each investor two warrants exercisable for 2.7 million common shares in the aggregate with an exercise price of $20.20 per share, or 110% of the price per share at which the initial $50 million was sold. The Series A warrants expire on February 25, 2010 and the Series B warrants expire on August 25, 2010.

NOTE 13—SUBSEQUENT EVENTS

        Subsequent events are events and transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. The effects of subsequent events and transactions are recognized in the financial statements when they provide additional evidence about conditions that existed at the balance sheet date. We have evaluated events and transactions occurring subsequent to September 30, 2009, through November 9, 2009, the date of filing this report on Form 10-Q. Such evaluation resulted in no adjustments to the accompanying consolidated financial statements.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

        This Quarterly Report on Form 10-Q contains certain forward-looking information about the Company and its subsidiaries, which statements are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, implied or projected by, such forward- looking statements. Risks and uncertainties include, but are not limited to:

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

        Pacific Western is a full-service community bank offering a broad range of banking products and services including: accepting time and demand deposits; originating loans, including commercial, real estate construction, SBA-guaranteed, consumer, and international loans; and providing other business-oriented products. Our operations are primarily located in Southern California and the Bank focuses on conducting business with small to medium-sized businesses and the owners and employees of those businesses in our marketplace. Through our asset-based lending operation we also operate in Arizona, Northern California, the Pacific Northwest, and Texas. At September 30, 2009, our assets totaled $5.5 billion, of which gross non-covered and covered loans totaled $4.5 billion. At this date approximately 18% were commercial loans, 56% were commercial real estate loans, 7% were commercial real estate construction loans, 6% were residential real estate construction loans, 12% were residential real estate loans, and 1% were consumer and other loans. These percentages include some foreign loans, primarily to individuals or entities with business in Mexico, representing 1% of total non-covered loans. Our portfolio's value and credit quality is affected in large part by real estate trends in Southern California, which have been negative over the last several quarters.

        Pacific Western competes actively for deposits, and emphasizes solicitation of noninterest-bearing deposits. In managing the top line of our business, we focus on quality loan growth and loan yield, deposit cost, and net interest margin, as net interest income, on a year-to-date basis, accounts for 65% of our net revenues (net interest income plus noninterest income). Excluding the gain from the Affinity transaction, net interest income, on a year-to-date basis, accounts for 90% of our net revenues.

Affinity Acquisition

        On August 28, 2009, Pacific Western Bank acquired certain assets and liabilities of Affinity Bank from the Federal Deposit Insurance Corporation ("FDIC") in an FDIC-assisted transaction. We entered into a loss sharing agreement with the FDIC, whereby the FDIC will cover a substantial portion of any future losses on loans, other real estate owned and certain investment securities. We refer to the acquired assets subject to the loss sharing agreement collectively as "covered assets." Under the terms of such loss sharing agreement, the FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $234 million of losses on the covered assets and absorb 95% of losses on covered assets exceeding $234 million. The loss sharing arrangement for non-residential and residential loans is in effect for 5 years and 10 years from the August 28, 2009 acquisition date and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date.

        The acquisition has been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the August 28, 2009 acquisition date. Such fair values are preliminary estimates and are subject to adjustment for up to one-year after the acquisition date. The application of the acquisition method of accounting resulted in a gain of $67.0 million, or $38.9 million after tax. Such gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed. See Note 2 of the Notes to unaudited Consolidated Financial Statements for additional information regarding the acquisition.

Key Performance Indicators

        Among other factors, our operating results depend generally on the following:

  The Level of Our Net Interest Income

        Net interest income is the excess of interest earned on our interest-earning assets over the interest paid on our interest-bearing liabilities. The decline in market interest rates and fierce competition for deposits has reduced our net interest margin from its historical highs. Based on our balance sheet structure, the yield on our earning assets decreased more rapidly and significantly than the cost of our funding sources during 2008 and into 2009. The sustained low interest rate environment combined with tight marketplace liquidity, slow loan growth and the level of nonaccrual loans may further reduce both our net interest income and net interest margin going forward.

        Our primary interest-earning asset is loans. Our primary interest-bearing liabilities are deposits, borrowings, and subordinated debentures. While our deposit balances will fluctuate depending on deposit holders' perceptions of alternative yields available in the market, we attempt to minimize these variances by attracting a high percentage of noninterest-bearing deposits, which have no expectation of yield. At September 30, 2009, approximately 31% of our total deposits were noninterest-bearing deposits.

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

  Loan Growth

        We generally seek new lending opportunities in the $500,000 to $10 million range, try to limit loan maturities for commercial loans to one year, for construction loans up to 18 months, and for commercial real estate loans up to ten years, and to price lending products so as to preserve our interest spread and net interest margin. We sometimes encounter strong competition in pursuing lending opportunities such that potential borrowers obtain loans elsewhere at lower rates than those we offer. We have continued to reduce our exposure to residential construction and foreign loans, including limiting the amount of new loans in these categories. Our ability to make new loans is dependent on economic factors in our market area, borrower qualifications, competition, and liquidity, among other items. We expect loan growth for 2009 to be negatively affected by the current state of the economy in Southern California and the competition among banks for liquidity. Although non-covered loans, net of unearned income, declined $165.2 million during the first nine months of 2009, new loans and advances on loan commitments totaled $382.4 million.

  The Magnitude of Credit Losses

        We stress credit quality in originating and monitoring the loans we make and measure our success by the levels of our nonperforming assets, net charge-offs and allowance for credit losses. Our allowance for credit losses is the sum of our allowance for loan losses and our reserve for unfunded loan commitments. Provisions for credit losses are charged to operations as and when needed for both on and off balance sheet credit exposure. Loans which are deemed uncollectible are charged off and deducted from the allowance for loan losses. Recoveries on loans previously charged off are added to the allowance for loan losses. During the three months ended September 30, 2009, we made a provision for credit losses totaling $75.0 million based upon our reserve methodology. We considered, among other factors, the level of net charge-offs, the level and trends of classified, criticized, and nonaccrual loans, usage trends of unfunded loan commitments, general market conditions, and portfolio concentrations.

        We continually review our loans to determine whether there has been any deterioration in credit quality stemming from economic conditions or other factors which may affect collectibility of our loans. Changes in economic conditions, such as inflation, unemployment, consumer spending, increases in the general level of interest rates and negative conditions in borrowers' businesses could negatively impact our customers and cause us to adversely classify loans and increase portfolio loss factors. Increases in the level of nonaccrual and classified loans generally results in increased provisions for credit losses.

Further deterioration in the real estate market may lead to increased provisions for credit losses because of our concentration in real estate loans.

  The Level of Our Noninterest Expense

        Our noninterest expense includes fixed and controllable overhead, the major components of which are compensation, occupancy, insurance and assessments, OREO expenses, data processing, professional fees and communications expense. We measure success in controlling such costs through monitoring of the efficiency ratio. We calculate the efficiency ratio by dividing noninterest expense by net revenues (the sum of net interest income plus noninterest income). Accordingly, a lower percentage reflects lower operating expenses relative to net revenue. The consolidated operating efficiency ratios have been as follows:

Quarterly Period	Ratio
Third quarter of 2009	37.1%
Second quarter 2009	85.5%
First quarter 2009	71.0%
Fourth quarter 2008	59.1%
Third quarter 2008	62.0%

        The decrease in the efficiency ratio for the linked quarters of 2009 was due mostly to the gain from the Affinity acquisition which reduced the third quarter efficiency ratio by 4,840 basis points from 85.5% to 37.1%. The general increase in efficiency ratios over the last several quarters excluding the third quarter of 2009 is caused mostly by lower interest income. Interest income levels have been negatively affected by slow loan growth and low market interest rates.

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

Results of Operations

  Earnings Performance

        Certain discussion in this Form 10-Q contains non-GAAP financial disclosures for tangible capital. The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company's operational performance and to enhance investors' overall understanding of such financial performance. Tangible common equity is a non-GAAP financial measure used by investors, analysts, and bank regulatory agencies. Tangible common equity includes total equity, less any preferred equity, goodwill and intangible assets. The methodology of determining tangible common equity may differ among companies. Management reviews tangible common equity along with other measures of capital adequacy on a regular basis and has included this non-GAAP financial information, and the corresponding reconciliation to total equity, because of current interest in such information on the part of market participants.

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

Non GAAP Measurements (Unaudited)

	Quarter Ended
Dollars in thousands	September 30, 2009	June 30, 2009	September 30, 2008
End of period assets	$5,479,598	$4,476,236	$4,363,217
Intangibles	35,651	35,417	36,497

End of period tangible assets	$5,443,947	$4,440,819	$4,326,720

End of period stockholders' equity	$517,549	$464,097	$376,287
Intangibles	35,651	35,417	36,497

End of period tangible equity	$481,898	$428,680	$339,790

Equity-to-assets ratio	9.45%	10.37%	8.62%

Tangible common equity ratio	8.85%	9.65%	7.85%

Pacific Western Bank
End of period assets	$5,469,398	$4,468,870	$4,352,569
Intangibles	35,651	35,417	36,497

End of period tangible assets	$5,433,747	$4,433,453	$4,316,072

End of period equity	$593,199	$510,086	$481,541
Intangibles	35,651	35,417	36,497

End of period tangible equity	$557,548	$474,669	$445,044

Equity-to-assets	10.85%	11.41%	11.06%

Tangible common equity ratio	10.26%	10.71%	10.31%

  Third quarter of 2009 compared to second quarter of 2009

        Net earnings totaled $2.7 million, or $0.08 per diluted share, for the quarter ended September 30, 2009, compared to a net loss of $5.7 million, or $0.18 per diluted share, for the quarter ended June 30, 2009. The increase in net earnings of $8.5 million between the third and second quarters of 2009 is due mainly to the combination of higher net interest income, a higher provision for credit losses, the gain from the Affinity acquisition and lower noninterest expenses.

  Third quarter of 2009 compared to the third quarter of 2008

        Net earnings totaled $2.7 million, or $0.08 per diluted share for the quarter ended September 30, 2009 compared to $9.6 million, or $0.35 per diluted share for the quarter ended September 30, 2008. The decrease in net earnings for the third quarter of 2009 compared to the same quarter of 2008 is due mainly to the combination of higher provision for credit losses, higher non-covered OREO costs, higher compensation cost and higher FDIC insurance assessments partially offset by the gain from the Affinity acquisition.

  Nine Months Analysis

        Net loss totaled $1.6 million, or $0.06 per diluted share, for the nine months ended September 30, 2009 compared to a net loss of $737.7 million, or $27.17 per diluted share, for the nine months ended September 30, 2008. The lower net loss for the nine months ended September 30, 2009 compared to the same period in 2008 was due mostly to the $761.7 million goodwill write-off recorded in 2008. When compared to 2008, the 2009 period shows lower net interest income, higher provision for credit losses, higher non-covered OREO costs and higher FDIC insurance assessments partially offset by the gain from the Affinity acquisition.

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

	Quarter Ended
	September 30, 2009			June 30, 2009			September 30, 2008
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans, net of deferred fees and costs(a)(b)	$4,140,220	$64,658	6.20%	$3,921,561	$61,663	6.31%	$3,893,836	$68,712	7.02%
Investment securities(b)	262,816	2,741	4.14%	179,976	1,641	3.66%	136,383	1,808	5.27%
Federal funds sold	4	—	0.00%	—	—	—	4,837	23	1.89%
Other earning assets	150,358	111	0.29%	33,835	37	0.44%	235	1	1.69%

Total interest-earning assets	4,553,398	67,510	5.88%	4,135,372	63,341	6.14%	4,035,291	70,544	6.95%
Noninterest-earning assets:
Other assets	304,817			279,331			267,643

Total assets	$4,858,215			$4,414,703			$4,302,934

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest checking	$402,503	$420	0.41%	$370,664	$393	0.43%	$351,863	$666	0.75%
Money market	1,001,609	3,024	1.20%	891,610	2,712	1.22%	995,617	4,384	1.75%
Savings	111,184	53	0.19%	114,339	43	0.15%	100,720	41	0.16%
Time certificates of deposit	841,001	4,257	2.01%	692,439	4,219	2.44%	502,456	3,910	3.10%

Total interest-bearing deposits	2,356,297	7,754	1.31%	2,069,052	7,367	1.43%	1,950,656	9,001	1.84%
Other interest-bearing liabilities	697,196	5,519	3.14%	605,558	5,265	3.49%	696,131	6,568	3.75%

Total interest-bearing liabilities	3,053,493	13,273	1.72%	2,674,610	12,632	1.89%	2,646,787	15,569	2.34%
Noninterest-bearing liabilities:
Demand deposits	1,274,968			1,223,169			1,232,660
Other liabilities	44,117			45,458			47,233

Total liabilities	4,372,578			3,943,237			3,926,680
Stockholders' equity	485,637			471,466			376,254

Total liabilities and stockholders' equity	$4,858,215			$4,414,703			$4,302,934

Net interest income		$54,237			$50,709			$54,975

Net interest spread			4.16%			4.25%			4.61%

Net interest margin			4.73%			4.92%			5.42%

(a)
Includes nonaccrual loans and loan fees.

(b)
Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

  Third quarter of 2009 compared to second quarter of 2009

        Net interest income totaled $54.2 million for the third quarter of 2009 compared to $50.7 million for the second quarter of 2009. The $3.5 million increase is largely composed of higher loan and investment interest income of $3.0 million and $1.1 million, respectively, offset by higher deposit and borrowing costs of $641,000. Loan and investment interest income increased due mostly to higher average balances. The increase in interest expense on deposits is due to higher average balances partially offset by lower offering rates on existing accounts. The increase in interest expense on borrowings is due to higher average balances.

        Our net interest margin for the third quarter of 2009 was 4.73%, a decrease of 19 basis points when compared to the second quarter of 2009 net interest margin of 4.92%. The net interest margin was 4.80% in July, 4.57% in August and 4.79% in September. The yield on average loans was 6.20% for the third quarter of 2009 compared to 6.31% for the second quarter and the loan yield for the month of September was 6.45%. Net reversals of interest income on nonaccrual loans lowered the third quarter's and September's net interest margin and loan yield by 12 basis points.

        To counter the decrease in loan yield, we have managed down our deposit costs, increased our noninterest-bearing demand deposits and replaced higher-cost acquired deposits with less expensive FHLB advances. Deposit pricing and improved deposit mix led to a 12 basis point decrease in the cost of interest-bearing deposits to 1.31% for the third quarter and a 5 basis point decrease in our all-in deposit cost to 0.85%. On a monthly basis, all-in deposit cost was 0.83% in July, 0.82% in August and 0.89% in September. Our relatively low cost of deposits is driven by demand deposit balances, which averaged 35% of average total deposits during the third quarter of 2009. Average core deposits increased $190.5 million quarter-over-quarter with Affinity contributing $100.0 million. The overall cost of interest-bearing liabilities was 1.72% for the third quarter of 2009, down 17 basis points from the second quarter due mostly to lower time deposit costs. The cost of interest-bearing liabilities decreased to 1.61% in September 2009 from 1.85% in June 2009.

  Third quarter of 2009 compared to the third quarter of 2008

        The $738,000 decrease in net interest income for the third quarter of 2009 compared to the same quarter of 2008 was mainly a result of lower loan yields. Loan interest income decreased $4.1 million as our average loan yields declined. In response to the market interest rate changes made by the Federal Reserve Bank our base lending rate decreased from 7.25% at the end of December 2007 to 4.00% at the end of October 2008 and has remained at this level. Interest expense decreased $2.3 million for the third quarter of 2009 compared to the same quarter of 2008 due to lower rates on all interest-bearing liabilities except for savings deposits which increased 3 basis points.

        Our net interest margin for the third quarter of 2009 declined 69 basis points when compared to the third quarter of 2008. This decrease is due primarily to lower yields on interest-earning assets as a result of the decline in market interest rates.

	Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans, net of deferred fees and costs(a)(b)	$4,000,774	$188,168	6.29%	$3,961,008	$213,901	7.21%
Investment securities(b)	203,065	5,928	3.90%	142,179	5,370	5.05%
Federal funds sold	87	—	—	4,806	86	2.39%
Other earning assets	92,367	209	0.30%	295	6	2.72%

Total interest-earning assets	4,296,293	194,305	6.05%	4,108,288	219,363	7.13%
Noninterest-earning assets:
Other assets	288,345			680,462

Total assets	$4,584,638			$4,788,750

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest checking	$374,551	$1,268	0.45%	$364,981	$2,286	0.84%
Money market	912,130	8,349	1.22%	1,056,854	16,227	2.05%
Savings	116,133	203	0.23%	102,130	125	0.16%
Time certificates of deposit	810,820	14,621	2.41%	447,807	11,103	3.31%

Total interest-bearing deposits	2,213,634	24,441	1.48%	1,971,772	29,741	2.01%
Other interest-bearing liabilities	628,536	16,145	3.43%	725,700	21,015	3.87%

Total interest-bearing liabilities	2,842,170	40,586	1.91%	2,697,472	50,756	2.51%
Noninterest-bearing liabilities:
Demand deposits	1,220,809			1,254,130
Other liabilities	49,098			48,741

Total liabilities	4,112,077			4,000,343
Stockholders' equity	472,561			788,407

Total liabilities and stockholders' equity	$4,584,638			$4,788,750

Net interest income		$153,719			$168,607

Net interest spread			4.14%			4.62%

Net interest margin			4.78%			5.48%

(a)
Includes nonaccrual loans and loan fees.

(b)
Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

  Nine Months Analysis

        Net interest income decreased $14.9 million for the nine months ended September 30, 2009 compared to the same period of 2008. The decrease is due mostly to reduced loan interest income from lower yields. Loan yields are down year-over-year due to the lower level of market interest rates coupled with higher nonaccrual loans. The decline in market interest rates also contributed to lower interest expense.

        The net interest margin for the nine months ended September 30, 2009 was 4.78%, a decrease of 70 basis points when compared to the same period of 2008. The decrease is due mostly to lower market interest rates and increased nonaccrual loans.

        Provision for Credit Losses.    The amount of the provision for credit losses in each reporting period is a charge against earnings in that reporting period. The provisions for credit losses are based on our reserve methodology and reflect our judgments about the adequacy of the allowance for loan losses and the reserve for unfunded loan commitments. In determining the amount of the provision for credit losses, we consider certain quantitative and qualitative factors including our historical loan loss experience, the volume and type of lending we conduct, the results of our credit review process, the amounts and trends of classified, criticized and nonperforming assets, regulatory policies, general economic and market conditions, underlying collateral values, off-balance sheet exposures, portfolio concentrations, and other factors regarding collectibility and impairment. To the extent we experience, for example, adverse changes in collateral values, negative changes in economic and business conditions which adversely affect our borrowers, or increased levels of documentation deficiencies, our classified loans may increase. Increases in our classified loans generally result in provisions for credit losses.

        We recorded a $75.0 million provision for credit losses on the non-covered loans during the third quarter of 2009 compared to an $18.0 million provision in the second quarter of 2009 and a $7.5 million provision during the third quarter of 2008. Such provisions were based on our reserve methodology, took the above factors into consideration, and considered our analysis and judgment of the inherent risks in our portfolio and the effects current market conditions have had on our borrowers. We recorded a $107.0 million provision for credit losses during the first nine months of 2009 compared to a $37.0 million provision in the same period of 2008. The 2008 provision for credit losses included $16.2 million related to the sale of $34.1 million of residential construction nonaccrual loans at a price of $17.9 million.

        Affinity loans acquired in the FDIC-assisted transaction were initially recorded at their fair value and are covered by loss-sharing agreements with the FDIC. Due to the timing of the acquisition and the August 28, 2009 fair value estimate, no credit loss provision on the covered Affinity loans was deemed necessary.

        Increased provisions for credit losses may be required in the future based on charge-off experience, loan and unfunded commitment growth and the effect that changes in economic conditions, such as inflation, commodity prices, unemployment, consumer spending, market interest rate levels and real estate values have on the ability of borrowers to repay their loans, and other conditions specific to our borrowers' businesses. See further discussion in —Allowance for Credit Losses on Non-Covered Loans and —Allowance for Credit Losses on Covered Loans contained herein.

        Noninterest Income.    The following table summarizes noninterest income by category for the periods indicated:

	Quarter Ended
	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
	(Dollars in thousands)
Service charges and fees on deposit accounts	$2,960	$3,009	$3,149	$3,420	$3,165
Other commissions and fees	1,721	1,746	1,685	2,062	1,884
Gain on sale of securities, net	—	—	—	—	81
Increase in cash surrender value of life insurance	371	394	439	584	632
Other income	584	224	808	476	290
Gain from Affinity acquisition	66,989	—	—	—	—

Total noninterest income	$72,625	$5,373	$6,081	$6,542	$6,052

  Third quarter of 2009 compared to second quarter of 2009 and third quarter of 2008

        Noninterest income for the third quarter of 2009 totaled $72.6 million compared to $5.4 million in the second quarter of 2009 and $6.1 million for the third quarter of 2008. The increase in the third quarter of 2009 compared to the second quarter of 2009, and the third quarter of 2008 is due mostly to the $67.0 million gain from the Affinity acquisition.

  Nine Months Analysis

        Noninterest income increased $66.2 million for the nine months ended September 30, 2009 compared to the amount earned during the same period in 2008 due mostly to the gain from the Affinity acquisition.

        Noninterest Expense.    The following table summarizes noninterest expense by category for the periods indicated:

	Quarter Ended
	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
	(Dollars in thousands)
Compensation	$20,128	$18,394	$19,331	$15,088	$19,332
Occupancy	6,435	6,462	6,386	6,410	6,321
Data processing	1,810	1,677	1,628	1,590	1,495
Other professional services	1,857	1,486	1,524	1,688	1,768
Business development	528	625	725	789	650
Communications	762	688	693	766	745
Insurance and assessments	2,010	3,871	1,598	1,148	1,025
Other real estate owned, net	8,141	9,231	997	748	1,369
Intangible asset amortization	2,578	2,367	2,247	2,332	2,274
Reorganization and lease charges	—	—	1,215	—	—
Other	2,842	3,130	2,625	3,260	2,878

Total noninterest expense	$47,091	$47,931	$38,969	$33,819	$37,857

Efficiency ratio	37.1%	85.5%	71.0%	59.1%	62.0%

  Third quarter of 2009 compared to second quarter of 2009

        Noninterest expense decreased $840,000 to $47.1 million in the third quarter of 2009 from $47.9 million in the second quarter. Such decrease is due mostly to a combination of lower non-covered OREO costs, lower deposit insurance expenses, and added costs from the Affinity acquisition. The third quarter non-covered OREO expenses include holding costs of $2.2 million, carrying value write-downs and loss provisions of $6.2 million and net realized gains on sales of $185,000. The FDIC special deposit insurance assessment of $2.0 million was accrued in the second quarter; there was no such accrual in the third quarter. Compensation costs increased quarter-over-quarter due to increased staff levels from the Affinity acquisition and higher accruals. Noninterest expenses related to the Affinity acquisition for the month of September totaled $2.5 million. In order to bolster its insurance fund, the FDIC has proposed to require banks to prepay three-years of deposit insurance premiums. We have estimated that the Bank would have to pay in cash $20.8 million should this proposal become final. The prepayment would be amortized to insurance and assessments expenses ratably over three years.

        The third quarter 2009 efficiency was significantly affected by the gain from the Affinity acquisition, which reduced this ratio by 4,160 basis points.

        Noninterest expense includes amortization of time-based and performance-based restricted stock, which is included in compensation, and intangible asset amortization. Amortization of restricted stock totaled $2.2 million for the third quarter of 2009 compared to $1.9 million for the second quarter of 2009. Amortization expense for restricted stock awards is estimated to be $8.1 million for 2009. Intangible asset amortization totaled $2.6 million for the third quarter of 2009 and $2.4 million for the second quarter of 2009 and is estimated to be $10.2 million for 2009. The 2009 estimates of both restricted stock award expense and intangible asset amortization are subject to change.

  Third quarter of 2009 compared to third quarter of 2008

        Noninterest expense increased $9.2 million for third quarter of 2009 when compared to the same period of 2008. The increase in noninterest expense is due to higher non-covered OREO costs of $6.8 million, higher insurance costs of $985,000, and higher compensation costs of $796,000. The higher non-covered OREO expenses are due to those costs mention above. The higher insurance costs relate entirely to higher FDIC deposit insurance premiums, including the cost to participate in the Temporary Liquidity Guarantee Program. Compensation costs increased due to increased staff levels from the Affinity acquisition.

  Nine Months Analysis

        Noninterest expense for the nine months ended September 30, 2009 totaled $134.0 million compared to $872.1 million for the same period in 2008. The decrease is due to the goodwill write-off of $761.7 million incurred in the first half of 2008; there was no such write-off in 2009. Excluding this write-off, noninterest expense was $110.4 million for the first nine months of 2008. The remaining $23.6 million increase in noninterest expense is due to higher non-covered OREO costs of $16.9 million, higher insurance costs of $5.1 million, and higher occupancy costs of $1.2 million. The higher insurance costs relate entirely to higher FDIC deposit insurance premiums, including the cost to participate in the Temporary Liquidity Guarantee Program and the second quarter of 2009 special FDIC assessment. Higher occupancy costs are due to our acquisition activity.

        Income Taxes.    The effective tax rate for the third quarter of 2009 was 42.9% compared to 41.7% for the second quarter of 2009. The increase in the effective tax rate for the third quarter compared to the second quarter is due to estimates for certain non-deductible expenses. The Company's blended Federal and State statutory rate is 42.0%.

Balance Sheet Analysis

        Non-Covered Loans.    Gross non-covered loans total $3.8 billion at September 30, 2009. Our loan portfolio's value and credit quality is affected in large part by real estate trends in Southern California which have been negative for the last several quarters. The real estate construction category includes commercial real estate loans totaling $279.6 million and residential real estate construction loans totaling $200.5 million, of which $188.0 million is nonowner occupied. See also Balance Sheet Analysis—Credit Quality for further information on nonowner occupied residential construction loan exposure. The real estate mortgage loan category includes loans secured by commercial real estate totaling $2.3 billion and loans secured by residential real estate totaling $242.6 million.

        At September 30, 2009, the non-covered SBA loan portfolio totaled $163.9 million and was composed of $123.4 million in SBA 504 loans and $40.5 million in SBA 7(a) and Express loans. The SBA 504 loans are included in the real estate mortgage category and the SBA 7(a) and Express loans are included in the commercial category. During the second quarter of 2008, due to the depressed SBA loan sale market, we suspended the SBA loan sale operation and any remaining SBA loans held for sale were transferred into the regular portfolio at the lower of cost or fair value on the date of transfer.

        The following table presents the balance of each major category of non-covered loans at the dates indicated:

	At September 30, 2009		At June 30, 2009		At December 31, 2008
	Amount	% of total	Amount	% of total	Amount	% of total
	(Dollars in thousands)
Loan Category:
Domestic:
Commercial	$774,755	20%	$776,060	20%	$845,410	21%
Real estate, construction	480,119	13	544,889	14	579,884	15
Real estate, mortgage	2,500,520	65	2,511,292	64	2,473,089	62
Consumer	33,011	1	35,150	1	44,938	1
Foreign:
Commercial	38,964	1	42,672	1	50,918	1
Other, including real estate	1,763	— (a)	1,722	— (a)	2,245	— (a)

Gross loans	3,829,132	100%	3,911,785	100%	3,996,484	100%
Less: unearned income	(6,447)		(7,419)		(8,593)
Less: allowance for loan losses	(114,575)		(72,122)		(63,519)

Total net loans	$3,708,110		$3,832,244		$3,924,372

(a)
Amount is less than 1%.

        Although non-covered loans, net of unearned income, decreased $81.7 million during the third quarter of 2009, new loans and advances on existing loan commitments totaled $191.0 million.

        The following table presents our non-covered real estate mortgage loan portfolio:

	At September 30, 2009
Loan Category	Balance	Number of Loans	Average Loan Balance
	(Dollars in thousands)
Commercial real estate mortgage:
Owner-occupied	$383,213	439	$873
Retail	478,566	236	2,028
Office buildings	375,977	288	1,305
Industrial/warehouse	359,197	391	919
Hotels and other hospitality	278,489	68	4,095
Other	382,475	189	2,024

Total commercial real estate mortgage	2,257,917	1,611	1,402

Residential real estate mortgage:
Multi-family	107,842	93	1,160
Single family owner-occupied	92,227	475	194
Single family nonowner-occupied	42,534	25	1,701

Total residential real estate mortgage	242,603	593	409

Total real estate mortgage	$2,500,520	2,204	$1,135

        SBA 504 loans included in the commercial real estate mortgage loans table above are as follows: $83.7 million in owner-occupied; $534,000 in retail; $4.7 million in office buildings; $7.3 million in industrial/warehouse; $13.9 million in hospitality; and $12.2 million in other.

Covered Loans From The Affinity Acquisition

September 30, 2009
(In thousands)
Commercial	$16,369
Real estate, construction	102,283
Real estate, mortgage	546,611
Consumer	1,049

Total covered loans	$666,312

        The above loans are subject to a loss sharing agreement with the FDIC and we will be reimbursed for a substantial portion of any future losses on them. Under the terms of such loss sharing agreement, the FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $234 million of losses on covered assets and absorb 95% of losses on covered assets exceeding $234 million. The loss sharing arrangement for non-residential and residential loans is in effect for 5 years and 10 years, respectively, from the August 28, 2009 acquisition date and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date.

        Allowance for Credit Losses on Non-Covered Loans.    The allowance for credit losses is the combination of the allowance for loan losses and the reserve for unfunded loan commitments. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities. Generally, as loans are funded, the amount of the commitment reserve applicable to such funded loans is transferred from the reserve for unfunded loan commitments to the allowance for loan losses based on our reserving methodology. At September 30, 2009, the allowance for credit losses totaled $120.6 million and was comprised of the allowance for loan losses of $114.6 million and the reserve for unfunded loan commitments of $6.0 million.

        Both the provision for credit losses and the allowance for credit losses increased substantially from the amounts recognized during the second quarter of 2009. Such increase was due to three factors. First, the high level of charge-offs taken in the third quarter increased the loss factors applied to pools of loans. Second, adversely classified loans increased during the quarter. Third and last, we increased the qualitative factors on hospitality and certain other commercial real estate loans to recognize the elevated risk levels in these portfolios and to recognize probable losses that were not captured through other elements in our allowance process.

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

        We recognize the determination of the allowance for loan losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform sensitivity analyses to provide insight regarding the impact adverse changes in credit risk ratings may have on our allowance for loan losses. The sensitivity analyses has inherent limitations and is based on various assumptions as of a point in time and, accordingly, it is not necessarily representative of the impact loan risk rating changes may have on the allowance for loan losses. At September 30, 2009, in the event that 1 percent of our loans were downgraded one credit risk rating category for each category (e.g., 1 percent of the "pass" category moved to the "special mention" category, 1 percent of the "special mention" category moved to "substandard" category, and 1 percent of the "substandard" category moved to the "doubtful" category within our current allowance methodology), the allowance for loan losses would have increased by approximately $3.8 million. In the event that 5 percent of our loans were downgraded one credit risk category, the allowance for loan losses would increase by approximately $19.0 million. Given current processes employed by the Company, management believes the credit risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different conclusions that could be significant to the Company's financial statements. In addition, current credit risk ratings are subject to change as we continue to review loans within our portfolio and as our borrowers are impacted by economic trends within their market areas.

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

        The following table presents the changes in our allowance for credit losses for the periods indicated:

	As of or for the
	Quarter Ended September 30, 2009	Quarter Ended June 30, 2009	Year Ended December 31, 2008	Quarter Ended September 30, 2008
	(Dollars in thousands)
Balance at beginning of period	$76,743	$76,632	$61,028	$67,448
Provision for credit losses	75,000	18,000	45,800	7,500
Net charge-offs	(31,157)	(17,889)	(38,038)	(7,402)

Balance at end of period	$120,586	$76,743	$68,790	$67,546

Allowance for credit losses to non-covered loans, net of unearned income	3.15%	1.97%	1.72%	1.72%

        The provisions for credit losses were based on our reserve methodology and considered, among other factors, net charge-offs, the level and trends of classified, criticized, and nonaccrual loans, general market conditions, the level and usage trends of unfunded commitments, and portfolio concentrations.

        The following table presents the changes in our allowance for loan losses for the periods indicated:

	As of or for the
	Quarter Ended September 30, 2009	Quarter Ended June 30, 2009	Year Ended December 31, 2008		Quarter Ended September 30, 2008
	(Dollars in thousands)
Balance at beginning of period	$72,122	$71,361	$52,557		$59,777
Loans charged off:
Commercial	(2,760)	(3,405)	(7,664)		(1,551)
Real estate—construction	(8,224)	(12,757)	(24,998	)(b)	(1,954)
Real estate—mortgage	(19,908)	(1,536)	(2,617)		(1,220)
Consumer	(387)	(529)	(3,947)		(3,028)
Foreign	—	—	(349)		—

Total loans charged off	(31,279)	(18,227)	(39,575)		(7,753)

Recoveries on loans charged off:
Commercial	55	64	971		251
Real estate—construction	6	2	88		2
Real estate—mortgage	45	231	412		80
Consumer	16	11	47		16
Foreign	—	30	19		2

Total recoveries on loans charged off	122	338	1,537		351

Net charge-offs	(31,157)	(17,889)	(38,038)		(7,402)
Provision for loan losses	73,610	18,650	49,000		8,700

Balance at end of period	$114,575	$72,122	$63,519		$61,075

Ratios(a):
Allowance for loan losses to loans, net	3.00%	1.85%	1.59%		1.55%
Allowance for loan losses to nonaccrual loans	59.2%	46.0%	100.1%		107.3%
Annualized net charge-offs to average non-covered loans	3.17%	1.83%	0.96%		0.76%

(a)
Ratios apply only to legacy Pacific Western Bank.

(b)
Includes $16.2 million related to the sale of $34.1 million of residential nonaccrual loans at a price of $17.9 million.

        The credit loss provision for the third quarter of 2009 of $75.0 million is applicable to non-covered loans only and was based on our reserve methodology and considered, among other factors, net charge-offs, the level and trends of classified, criticized, past due and nonaccrual loans, general market conditions and portfolio concentrations. At September 30, 2009, the allowance for credit losses totaled $120.6 million and represented 3.15% of non-covered loans net of unearned income compared to $76.7 million and 1.97% at the end of June. The increase in the allowance reflects higher classified and nonaccrual loans and elevated charge-offs and risk levels in the hospitality and commercial real estate loan portfolios.

        We recorded a $73.6 million provision for loan losses during the third quarter of 2009. Based on information currently available, management believes that the allowance for loan losses is adequate and appropriate for the known and inherent risks in our loan portfolio. In making its evaluation, management considers certain quantitative and qualitative factors including the Company's historical loss experience, the volume and type of lending conducted by the Company, the results of our credit review process, the amounts of classified, criticized and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values, and other factors regarding collectibility and impairment.

        The following table presents the changes in our reserve for unfunded loan commitments for the periods indicated:

	As of or for the
	Quarter Ended September 30, 2009	Quarter Ended June 30, 2009	Year Ended December 31, 2008	Quarter Ended September 30, 2008
	(Dollars in thousands)
Balance at beginning of period	$4,621	$5,271	$8,471	$7,671
Provision (reversal)	1,390	(650)	(3,200)	(1,200)

Balance at end of period	$6,011	$4,621	$5,271	$6,471

        The increase in the reserve for unfunded commitments in the third quarter of 2009 reflects higher classified and nonaccrual loans and elevated charge-offs and risk levels in the hospitality and commercial real estate loan portfolios.

        Allowance for Credit Losses on Covered Loans.    The loans acquired in the Affinity acquisition are covered by a loss sharing agreement with the FDIC and we will be reimbursed for a substantial portion of any future losses. Under the terms of such loss sharing agreement, the FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $234 million of losses on covered assets and absorb 95% of losses on covered assets exceeding $234 million. The loss sharing arrangement for non-residential and residential loans is in effect for 5 years and 10 years, respectively, from the August 28, 2009 acquisition date and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date. Due to the timing of the Affinity acquisition and the August 28, 2009 fair value estimate of the loan portfolio, no credit loss provision or allowance for loan losses was deemed necessary at September 30, 2009.

        At the August 28, 2009 acquisition date, we estimated the fair value of the Affinity loan portfolio at $675.6 million which represents the expected cash flows from the portfolio discounted at a market-based rate. In estimating such fair value, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the "undiscounted contractual cash flows") and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the "undiscounted expected cash flows"). The amount by which the undiscounted expected cash flows exceed the estimated fair value (the "accretable yield") is accreted into interest income over the life of the loans. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents an estimate of the credit risk in the Affinity loan portfolio at the acquisition date.

        The covered loans acquired in the Affinity transaction are and will continue to be subject to our internal and external credit review. As a result, if and when credit deterioration is noted subsequent to the August 28, 2009 acquisition date, such deterioration will be measured through our loss reserving methodology and a provision for credit losses will be charged to earnings with a partially offsetting noninterest income item reflecting the FDIC loss sharing arrangement.

        Credit Quality.    Our loan portfolio, including both non-covered and covered loans, continues to experience pressure from economic trends in Southern California. We expect that such pressures will continue for the remainder of 2009 and into 2010.

        The non-covered construction loan portfolio decreased $64.8 million during the third quarter of 2009 to $480.1 million at the end of September. Within our construction loan portfolio, we reduced our exposure to nonowner-occupied residential construction loans by $20.8 million during the third quarter of 2009, due mostly to payoffs. There were fourteen nonowner-occupied non-covered residential construction loans totaling approximately $52.8 million on nonaccrual status at September 30, 2009. The details of the non-covered nonowner-occupied residential construction loan portfolio as of the dates indicated follows:

	As of September 30, 2009			As of June 30, 2009
Loan Category	Balance	Number of loans	Average loan balance	Balance	Number of loans	Average loan balance
	(Dollars in thousands)
Residential land acquisition and development	$60,651	18	$3,370	$53,552	19	$2,819
Residential nonowner-occupied single family	52,204	21	2,486	66,320	24	2,763
Unimproved residential land	39,748	13	3,058	48,169	12	4,014
Residential multifamily	35,423	8	4,428	40,798	8	5,100

	$188,026	60	$3,134	$208,839	63	$3,315

        All non-covered nonaccrual and restructured loans are considered impaired and are evaluated individually for loss exposure. At September 30, 2009 we had $194.9 million of restructured loans of which $142.5 million were in compliance with the modified terms and on accrual status with the remainder on nonaccrual status.

        The types of non-covered loans included in the nonaccrual category and accruing loans past due between 30 and 89 days as of September 30, 2009 and June 30, 2009 are presented below.

	Nonaccrual loans(1)				Accruing and over 30 days past due(1)
	September 30, 2009		June 30, 2009
Loan category	As a % of loan category	Balance	As a % of loan category	Balance	September 30, 2009 Balance	June 30, 2009 Balance
	(Dollars in thousands)
SBA 504	22.0%	$26,945	5.3%	$6,497	$1,112	$14,821
SBA 7(a) and Express	24.6%	9,929	24.6%	10,028	32	529
Residential construction	33.0%	38,709	35.6%	49,071	—	2,606
Commercial real estate	2.7%	58,432	1.0%	21,029	6,234	7,087
Commercial construction	6.6%	14,713	3.4%	8,606	2,770	1,170
Commercial	0.5%	3,952	3.0%	21,760	3,237	1,199
Commercial land	1.6%	898	1.4%	1,058	8,592	—
Residential other	17.0%	20,795	16.0%	20,504	1,092	101
Residential land	20.7%	17,219	23.4%	17,940	308	—
Residential multifamily	1.8%	1,795	0.3%	301	1,292	—
Other, including foreign	0.3%	231	0.2%	123	243	40

	5.1%	$193,618	4.0%	$156,917	$24,912	$27,553

(1)
Excludes covered loans acquired from the Affinity acquisition.

        The $36.7 million net increase in non-covered nonaccrual loans during the third quarter is composed of additions of $85.0 million, repayments, payoffs and returns to accrual status of $28.9 million, charge-offs of $11.4 million, and foreclosures of $8.0 million. The increase in non-covered nonaccrual loans includes four hotel loans totaling $21.9 million, a $17.2 million loan secured by a high-end golf course facility located in the desert region, SBA 504 1st and 2nd mortgage loans on hotels and office buildings totaling $20.6 million, and $10.8 million in completed construction projects. There was one previous nonaccrual commercial loan for $13.7 million that was partially repaid, restructured, and returned to accrual status. Third quarter foreclosures include a $4.6 million completed commercial construction project located in the desert region.

        The most significant non-covered loans which have remained on nonaccrual status during the third quarter include a $13.0 million residential construction loan collateralized by 28 remaining units of a 32-unit condo project in Orange County, a $13.2 million residential loan for an 85 lot in-fill development in the South Bay area of Southern California, and an $11.8 million "residential other" loan secured by two exclusive residential properties in San Diego.

        Included in the non-covered nonaccrual loans at the end of September are $36.9 million of SBA related loans representing 19% of total non-covered nonaccrual loans at that date. The SBA 504 loans are secured by first trust deeds on owner-occupied business real estate with loan-to-value ratios of generally 50% or less at the time of origination. SBA 7(a) loans are secured by borrowers' real estate and/or business assets and are covered by an SBA guarantee of up to 85% of the loan amount. The SBA guaranteed portion on the 7(a) and Express loans shown above is $8.2 million. At September 30, 2009, the SBA loan portfolio totaled $163.9 million and was composed of $123.4 million in SBA 504 loans and $40.5 million in SBA 7(a) and Express loans.

        Non-covered loans accruing and over 30 days past due decreased $2.6 million during the third quarter to $24.9 million due to $24.2 million in additions, $18.7 million in loans moved to nonaccrual status, $6.6 million in loans brought current and $1.5 million of charge-offs and paydowns.

        Non-covered nonperforming assets include non-covered nonaccrual loans and non-covered OREO and totaled $232.8 million at the end of September compared to $203.5 million at the end of June. The ratio of non-covered nonperforming assets to non-covered loans and non-covered OREO increased to 6.03% at September 30, 2009 from 5.15% at June 30, 2009. The increase in non-covered nonperforming assets is due to higher non-covered nonaccrual loans.

        The activity in non-covered OREO during the third quarter of 2009 included 7 sales for $10.3 million, write-downs and loss provisions of $6.2 million and 6 additions of $9.1 million. The write-downs were based on new appraisals or negotiated sales prices with buyers. The following table presents the components of OREO by property type as of the dates indicated:

	Balance as of
Property Type	September 30,	June 30, 2009
	(Dollars in thousands)
Improved residential land	$3,009	$2,611
Commercial real estate	27,863	28,022
Residential condominiums	2,418	2,418
Single family residence	5,920	13,532

Total	$39,210	$46,583

        The following table presents historical credit quality information for non-covered loans as of the dates indicated:

	As of or for the
	Quarter Ended September 30, 2009	Year Ended December 31, 2008	Quarter Ended September 30, 2008
	(Dollars in thousands)
ALLOWANCE FOR CREDIT LOSSES(1):
Allowance for loan losses	$114,575	$63,519	$61,075
Reserve for unfunded loan commitments	6,011	5,271	6,471

Allowance for credit losses	$120,586	$68,790	$67,546

NONPERFORMING ASSETS(2):
Nonaccrual loans	$193,618	$63,470	$56,918
Other real estate owned	39,210	41,310	13,284

Total nonperforming assets	$232,828	$104,780	$70,202

Allowance for credit losses to loans, net of unearned income	3.15%	1.72%	1.72%
Allowance for credit losses to nonaccrual loans	62.3%	108.4%	118.7%
Allowance for credit losses to nonperforming assets	51.8%	65.7%	96.2%

(1)
Applies only to legacy Pacific Western Bank.

(2)
Excludes covered nonperforming assets acquired in the Affinity acquisition.

        A summary of covered loans that would normally be considered nonaccrual except for the accounting requirements regarding purchased impaired loans and other real estate owned covered by the loss sharing agreement ("covered nonaccrual loans" and "covered OREO"; collectively, "covered nonperforming assets") at September 30, 2009 follows.

Covered Nonperforming Assets
September 30, 2009
(In thousands)
Covered nonaccrual loans	$130,656
Covered OREO	26,778

Total covered nonperforming assets	$157,434

        Loan Portfolio Risk Elements.    There has been an increasing trend in the level of nonaccrual loans due to the economy and its effect on our borrowers. Certain industries and collateral types have been more affected than others.

        Our loan portfolio is predominantly commercial and as such does not include any higher-risk residential mortgage loans such as option ARM, interest-only or subprime mortgage loans. Our portfolio does include mortgage loans on commercial property. Commercial mortgage loan repayments typically do not rely on the sale of the underlying collateral and instead rely on the income producing potential of the collateral as the source of repayment. Ultimately, though, due to the loan amortization period being greater that the contractual loan term, the borrower may be required to refinance the loan, either with us or another lender, or sell the underlying collateral in order to payoff the loan.

        We have $234.4 million of commercial real estate mortgage loans maturing over the next 12 months. In the event we refinance any of these loans because the borrowers are unable to obtain financing elsewhere due to the inability of banks in our market area to make loans, such loans may be considered troubled debt restructurings even though they were performing throughout their terms. Higher levels of troubled debt restructurings may lead to increased classified assets and credit loss provisions.

        The hospitality industry is being adversely impacted by the economic downturn. The continued reductions in recreational and business travel have caused declines in occupancy and average daily room rates. At September 30, 2009, we have $278.5 million of hotel and other hospitality related commercial real estate loans. Of these loans six totaling $27.9 million were on nonaccrual status at September 30, 2009.

        Deposits.    The following table presents the balance of each major category of deposits at the dates indicated:

	At September 30, 2009		At June 30, 2009		At December 31, 2008
	Amount	% of total	Amount	% of total	Amount	% of total
	(Dollars in thousands)
Noninterest-bearing	$1,271,197	31%	$1,227,891	38%	$1,165,485	34%
Interest-bearing:
Interest checking	432,273	11	366,126	11	342,241	10
Money market accounts	1,124,511	28	897,152	28	837,873	24
Savings	111,365	3	109,910	3	124,603	4
Time deposits under $100,000	489,580	12	250,826	8	611,083	17
Time deposits over $100,000	618,661	15	401,406	12	393,930	11

Total interest-bearing	2,776,390	69	2,025,420	62	2,309,730	66

Total deposits	$4,047,587	100%	$3,253,311	100%	$3,475,215	100%

        Total deposits increased $794.3 million during the third quarter. As of September 30, the Affinity acquisition added $780.8 million in deposits and legacy deposits increased $13.4 million. Brokered and acquired money desk deposits increased to $33.0 million at September 30, 2009 from $31.8 million at June 30, 2009; the September 30 balance includes Affinity's brokered and money desk deposits. Legacy core deposits, which include noninterest-bearing demand, interest-bearing checking, savings and money market deposits, increased $80.5 million during the third quarter and $211.4 million year-to-date. At September 30, 2009, noninterest-bearing demand deposits totaled $1.3 billion and represented 31% of total deposits. Noninterest-bearing deposits as a percentage of total deposits declined during the third quarter due to the acquisition of Affinity's high concentration of time deposits. As with prior acquisitions, we expect to restructure Affinity's deposit base over the next several quarters to align it more closely with our mix and focus on core deposits.

        Deposits by foreign customers, primarily located in Mexico and Canada, totaled $101.6 million, or approximately 2.51% of total deposits at September 30, 2009.

Regulatory Matters

        The regulatory capital guidelines and the actual capital ratios for Pacific Western and the Company as of September 30, 2009, are as follows:

	Minimum Regulatory Requirements	Actual
	Well Capitalized	Pacific Western	Company Consolidated
Tier 1 leverage capital ratio	5.00%	11.70%	12.67%
Tier 1 risk-based capital ratio	6.00%	13.25%	14.34%
Total risk-based capital	10.00%	14.52%	15.61%
Tangible common equity ratio	N/A	10.26%	8.85%

        The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities, which totaled $123.0 million at September 30, 2009. Our trust preferred securities are currently included in our Tier I capital for purposes of determining the Company's Tier I and total risk-based capital ratios. The FRB, which is the holding company's banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Although this modification was scheduled to be effective on March 31, 2009, the Federal Reserve postponed the effective date to March 31, 2011. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity, less goodwill net of any related deferred income tax liability. The regulations currently in effect through December 31, 2010 limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at September 30, 2009. We expect that our Tier I capital ratios will be at or above the existing well capitalized levels on March 31, 2011, the second date on which the modified capital regulations must be applied.

SHELF REGISTRATION STATEMENT AND SALES OF COMMON STOCK

        As announced on January 14, 2009, we issued in a private placement to CapGen Capital Group II LP 3,846,153 PacWest common shares at $26.00 per share for total cash consideration of approximately $100.0 million.

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

        On August 25, 2009, PacWest Bancorp sold in a direct placement to institutional investors 2.7 million shares of common stock for $50 million, or a per share price of $18.36 which was the closing price of PacWest's common stock on August 24, 2009. In addition to the issuance of the common shares, PacWest issued to each investor two warrants exercisable for 2.7 million common shares in the aggregate with an exercise price of $20.20 per share, or 110% of the price per share at which the initial $50 million was sold. The Series A warrants expire on February 25, 2010 and the Series B warrants expire on August 25, 2010.

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

        Historically, the Bank's primary liquidity source has been its core deposit base. Over the last several years the Bank's reliance on collateralized FHLB advances has increased as one of its sources of affordable and immediately available liquidity. The level of such wholesale funding is monitored based on the Bank's liquidity requirements, and we maintain what we believe to be an acceptable level of this collateralized borrowing capacity. The Bank's secured borrowing capacity with the FHLB was $951.4 million, of which $229.2 million was available as of September 30, 2009. The Bank also maintains a security repurchase line with the FHLB to provide an additional $73.4 million in secured borrowing capacity, against which there were no borrowings as of September 30, 2009. This line of credit does not yet reflect certain assets acquired from Affinity Bank which may be eligible to be pledged and which we believe will increase our borrowing capacity. In addition to the secured borrowing relationship with the FHLB, and to meet short term liquidity needs, the Bank maintains adequate balances in liquid assets, which include cash and due from banks, Federal Funds sold, interest bearing deposits in other financial institutions, and unpledged investment securities available-for-sale. The Bank also maintains a secured line of credit with the FRB which had a borrowing capacity of $473.9 million at September 30, 2009; no amounts were outstanding under this line on that date. On October 19, 2009 the FRB made several changes to their methodology for determining the borrowing capacity against certain categories of pledged assets. As a result of this change our borrowing capacity was lowered to $343.8 million. In addition to its secured lines of credit the Bank also maintains unsecured lines of credit, subject to availability, of $105.0 million with correspondent banks for purchase of overnight funds.

        The ongoing disruption in the financial credit and liquidity markets has had the effect of decreasing overall liquidity in the marketplace. While we have experienced net deposit outflows, we have augmented our funding needs with collateralized FHLB borrowings and large denomination time deposits. At September 30, 2009, the Bank had $19.1 million of these large denomination time deposits, the availability of which is uncertain and subject to competitive market forces. In addition, we have $84.9 million of customer deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our participating customers' deposits.

        The primary sources of liquidity for the Company, on a stand alone basis, include the dividends from the Bank and our ability to raise capital, issue subordinated debt and secure outside borrowings. The ability of the Company to obtain funds for the payment of dividends to our stockholders and for other cash requirements is largely dependent upon the Bank's earnings. Pacific Western is subject to restrictions under certain federal and state laws and regulations which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. Dividends paid by state banks, such as Pacific Western, are regulated by the DFI under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the third quarter of 2009, PacWest received no dividends from the Bank. For the foreseeable future, further dividends from the Bank to the Company require DFI approval.

        At September 30, 2009, the Company had, on a stand alone basis, approximately $46.7 million in cash on deposit at the Bank. We believe we have adequate sources of liquidity to fund operations.

        Contractual Obligations.    The known contractual obligations of the Company at September 30, 2009, are as follows:

	At September 30, 2009 and Due
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Short-term debt obligations	$255,000	$—	$—	$—	$255,000
Brokered deposits	19,007	100	—	—	19,107
Long-term debt obligations	—	130,000	110,000	370,267	610,267
Operating lease obligations	16,122	27,903	20,092	22,467	86,584
Other contractual obligations	3,635	3,329	—	—	6,964

Total	$293,764	$161,332	$130,092	$392,734	$977,922

        The amount of brokered deposits included in the contractual obligations table represents wholesale brokered deposits only. Such amount does not include $84.9 million of customer deposits that were subsequently participated with other FDIC insured financial institutions as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits.

        Long term debt obligations include $275.0 million of callable FHLB advances which may be called by the FHLB on various call dates. While the FHLB may call the advances to be repaid for any reason, they are likely to be called if market interest rates are higher than the advances' stated rates on the call dates. If the advances are called by the FHLB, there is no prepayment penalty. Should our FHLB advances be called, we would evaluate the funding opportunities available at that time, including new secured FHLB borrowings at the prevailing market rates. As borrowing rates are currently lower than our contract rates, we do not expect our secured FHLB borrowings to be called. Debt obligations are also discussed in Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements contained in "Item 1. Unaudited Consolidated Financial Statements." Operating lease obligations are discussed in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. The other contractual obligations relate to the minimum liability associated with our data and item processing contract with a third-party provider.

        We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity, and continued deposit gathering activities. We believe we have in place sufficient borrowing mechanisms for short-term liquidity needs.

Off-Balance Sheet Arrangements

        Our obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded. At September 30, 2009, our loan-related commitments, including standby letters of credit, totaled $842.1 million. The commitments which result in a funded loan increase our profitability through net interest income. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources have been and are expected to be sufficient to meet the cash requirements of our lending activities.

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

        Market risk sensitive instruments are generally defined as derivatives and other financial instruments, which include investment securities, loans, deposits, and borrowings. At September 30, 2009, we had not used any derivatives to alter our interest rate risk profile or for any other reason. However, both the repricing characteristics of our fixed rate loans and floating rate loans, the significant percentage of noninterest bearing deposits compared to interest earning assets, and the callable features in certain borrowings, may influence our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, interest bearing deposits in financial institutions, Federal Home Loan Bank stock, investment securities, deposits, borrowings and subordinated debentures.

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

        We evaluated the results of our net interest income simulation and market value of equity models prepared as of September 30, 2009, the results of which are presented below. Our net interest income simulation indicates that our balance sheet is liability sensitive as rising interest rates would result in a decline in our net interest margin. This profile is primarily a result of the increased origination of fixed rate loans and variable rate loans with initial fixed rate terms, which is driven by customer demand for fixed rate products in this low interest rate environment. Our market value of equity model indicates an asset sensitive profile suggesting a sudden sustained increase in rates would result in an increase in our estimated market value of equity. This profile is a result of the assumed floors in the Company's offering rates which are not expected to increase to the extent of the movement of market interest rates, and the significant value placed on the Company's noninterest bearing deposits for purposes of this analysis. The divergent profile between the net interest income simulation and market value of equity model is a result of the Company's significant level of noninterest bearing deposits. Static balances of noninterest bearing deposits do not impact the net interest income simulation. However, the value of these deposits increase substantially in the market value of equity model when market rates are assumed to rise. In general, we view the net interest income model results as more relevant to the Company's current operating profile and manage our balance sheet based on this information.

        Net interest income simulation.    We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of September 30, 2009. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our interest sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

        This analysis calculates the difference between net interest income forecasted using both increasing and declining interest rate scenarios and net interest income forecasted using a base market interest rate derived from the treasury yield curve at September 30, 2009. In order to arrive at the base case, we extend our balance sheet at September 30, 2009 one year and reprice any assets and liabilities that would be expected to reprice or mature during that period based on contractual obligations and projected prepayment behavior. Using the products' pricing as of September 30, 2009, we calculated an estimated net interest income and net interest margin. The effects of certain balance sheet attributes, such as fixed-rate loans, floating rate loans that have reached their floors and the volume of noninterest bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that may vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

        The net interest income simulation model includes various assumptions regarding the repricing relationship for each of our assets and liabilities. Many of our assets are floating rate loans, which are assumed to reprice to the same extent as the change in market rates according to their contracted index. However, floating rate loans tied to our base lending rate are assumed to reprice upward only after market rates have increased an initial 75 basis points. This assumption is due to the fact we reduced our base lending rate 100 basis points when the Federal Reserve lowered the Federal Funds benchmark rate by 175 basis points. Some loans and investment vehicles include the opportunity of prepayment (imbedded options) and the simulation model uses national indexes to estimate these prepayments and reinvest these proceeds at current simulated yields. Our deposit products reprice at our discretion and are assumed to reprice more slowly in a rising or declining interest rate environment, usually repricing less than the change in market rates. Also, a callable option feature on certain borrowings will reprice differently in a rising interest rate environment than in a declining interest rate environment.

        The simulation analysis does not account for all factors that impact this analysis, including changes by management to mitigate the impact of interest rate changes or the impact a change in interest rates may have on our credit risk profile, loan prepayment estimates and spread relationships which can change regularly. In addition, the simulation analysis does not make any assumptions regarding loan fee income, which is a component of our net interest income and tends to increase our net interest margin. In the nine months ending September 30, 2009, loan fee income increased our net interest margin by 16 basis points. Management reviews the model assumptions for reasonableness on a quarterly basis.

        The following table presents as of September 30, 2009, forecasted net interest income and net interest margin for the next 12 months using a base case and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points.

Interest rate scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$227,360	(8.62)%	4.45%	(0.42)%
Up 200 basis points	$227,717	(8.48)%	4.46%	(0.41)%
Up 100 basis points	$233,041	(6.34)%	4.57%	(0.30)%
BASE CASE	$248,809	—	4.87%	—
Down 100 basis points	$248,668	(0.06)%	4.87%	0.00%
Down 200 basis points	$248,736	(0.03)%	4.87%	0.00%
Down 300 basis points	$246,550	(0.91)%	4.83%	(0.04)%

        Our net interest income simulation model prepared as of September 30, 2009 suggests our balance sheet is liability sensitive. Liability sensitivity suggests that in a rising interest rate environment, our net interest margin would decrease; and during a falling or sustained low interest rate environment, our net interest margin would increase. This liability sensitive profile is due to the assumed repricing characteristics of our loans, deposits and borrowings. The Federal Reserve lowered the Federal Funds benchmark rate by 175 basis points during the fourth quarter of 2008 and we reduced our base lending rate 100 basis points. While not lowering our base lending rate may prevent further compression of our net interest margin given the current low interest rate environment, our loans will act like fixed rate instruments until market rates catch up to our loan offering rates. Accordingly, in the event of a sudden sustained increase in rates we assume the cost of our liabilities would begin to increase immediately while our loans are assumed to reprice upward only after market rates exceed our interest rate floors. This would have the effect of compressing our net interest margin as approximately 28% of our loans have interest rates that are tied to our base lending rate and are subject to repricing. In addition, 31% of our loans are tied to an index other than our base lending rate and are also considered to be floating rate loans. Although, our floating rate loans may reprice during the life of the loan, they are subject to other terms and the repricing effect may not be immediate and to the extent of the movement in the index rate.

        In comparing the September 30, 2009, simulation results to June 30, 2009, we have become more liability sensitive. The increase in our liability sensitivity is due mostly to the acquisition of the Affinity loan portfolio; which due to its floors, behaves like a fixed rate portfolio.

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

        The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at

September 30, 2009. The following table shows the projected change in the market value of equity for the set of rate shocks presented as of September 30, 2009:

Interest rate scenario	Estimated Market Value	Percentage Change From Base	Percentage of total assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$679,591	6.76%	12.4%	131.3%
Up 200 basis points	$711,176	11.73%	13.0%	137.4%
Up 100 basis points	$676,540	6.28%	12.3%	130.7%
BASE CASE	$636,541	—	11.6%	123.0%
Down 100 basis points	$590,238	(7.27)%	10.8%	114.0%
Down 200 basis points	$537,220	(15.60)%	9.8%	103.8%
Down 300 basis points	$493,537	(22.47)%	9.0%	95.4%

        The results of our market value of equity model indicate an asset sensitive interest rate risk profile at September 30, 2009 demonstrated by the increase in the market value of equity in the "up" interest rate scenarios compared to the "base case". Given the historically low market interest rates as of September 30, 2009, the "down" scenarios at September 30, 2009 are not considered meaningful and excluded from the following discussion.

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

        In comparing the September 30, 2009, simulation results to June 30, 2009, we have become less asset sensitive. The decrease in our asset sensitivity is due mostly to the liability sensitive profile of Affinity's assets and liabilities.

        Gap analysis.    As part of the interest rate management process, we use a gap analysis. A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest-sensitive assets and interest-bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match the volume of interest sensitive assets and interest bearing liabilities repricing over different time intervals. The following table illustrates the volume and repricing characteristics of our balance sheet at September 30, 2009 over the indicated time intervals:

Interest Rate Sensitivity
At September 30, 2009
Amounts Maturing or Repricing In

	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Non Interest Rate Sensitive	Total
	(Dollars in thousands)
ASSETS
Cash and deposits in financial institutions	$199,899	$—	$—	$—	$98,910	$298,809
Federal funds sold						—
Investment securities	4,137	11,452	31,756	365,140	—	412,485
Loans, net of unearned income	1,873,011	293,172	1,168,504	1,154,310	—	4,488,997
Other assets	—	—	—	—	279,307	279,307

Total assets	$2,077,047	$304,624	$1,200,260	$1,519,450	$378,217	$5,479,598

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$—	$—	$—	$—	$1,271,197	$1,271,197
Interest-bearing demand, money market and savings	1,668,149	—	—	—	—	1,668,149
Time deposits	484,263	535,639	88,339	—	—	1,108,241
Borrowings	100,000	155,000	240,000	225,000	15,419	735,419
Subordinated debentures	87,631	20,619	—	18,558	3,040	129,848
Other liabilities	—	—	—	—	49,195	49,195
Stockholders' equity	—	—	—	—	517,549	517,549

Total liabilities and stockholders' equity	$2,340,043	$711,258	$328,339	$243,558	$1,856,400	$5,479,598

Period gap	$(262,996)	$(406,634)	$871,921	$1,275,892	$(1,478,183)
Cumulative interest-earning assets	$2,077,047	$2,381,671	$3,581,931	$5,101,381
Cumulative interest-bearing liabilities	$2,340,043	$3,051,301	$3,379,640	$3,623,198
Cumulative gap	$(262,996)	$(669,630)	$202,291	$1,478,183
Cumulative interest-earning assets to cumulative interest-bearing liabilities	88.8%	78.1%	106.0%	140.8%
Cumulative gap as a percent of:
Total assets	(4.8)%	(12.2)%	3.7%	27.0%
Interest earning assets	(5.4)%	(13.7)%	4.1%	30.2%

        All amounts are reported at their contractual maturity or repricing periods, except for $50.4 million in FHLB stock which is shown as a longer-term investment because of previously announced dividend and stock redemption suspensions. This analysis makes certain assumptions as to interest rate sensitivity of savings and NOW accounts which have no stated maturity and have had very little rate fluctuation in the past three years. Money market accounts are repriced at management's discretion and generally are more rate sensitive.

        The preceding table indicates that we had a negative one year cumulative gap of $669.6 million at September 30, 2009, an increase of $311.2 million from the negative gap position of $358.4 million at June 30, 2009 and an increase of $265.1 million from the negative gap position of $404.5 million at December 31, 2008. The increase in the negative gap is primarily attributable to the increases in interest-bearing demand, money market, savings and time deposits as a result of the Affinity acquisition. This gap position suggests that we are liability sensitive and if rates were to increase, our net interest margin would most likely decrease. Conversely, if rates were to decrease, our net interest margin would most likely increase. The ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year at September 30, 2009 is 78.1%. This one year gap position indicates that interest expense is likely to be affected to a greater extent than interest income for any changes in interest rates within one year from September 30, 2009.

        Borrowings includes six term advances totaling $335.0 million with maturity dates of 2013 or later which contain quarterly call options and may be called by the FHLB on various call dates as detailed in Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements contained in "Item 1. Unaudited Condensed Consolidated Financial Statements." While the FHLB may call the advances to be repaid for any reason, they are likely to be called if market interest rates are higher than the advances' stated rates on the call dates. If the advances are called by the FHLB, there is no prepayment penalty. Should our FHLB advances be called, we would evaluate the funding opportunities available at that time, including new secured borrowings from the FHLB at the then market rates. As borrowing rates are currently lower than our contract rates, we do not expect our secured FHLB borrowings to be called. We may repay the advances with a prepayment penalty at any time.

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

ITEM 1A.    Risk Factors

        Below we supplement and amend the risk factors disclosed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008.

        Such risks could materially affect our business, financial condition or future results, and are not the only risks we face. Additional risks and uncertainties not currently known to us or that we have deemed to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

        The following risk factor is added:

Our decisions regarding the fair value of assets acquired could be inaccurate and our estimated loss share receivable in FDIC-assisted acquisitions may be inadequate, which could materially and adversely affect our business, financial condition, results of operations, and future prospects.

        Management makes various assumptions and judgments about the collectibility of acquired loan portfolios, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In FDIC-assisted acquisitions that include loss share agreements, we may record a loss share receivable that we consider adequate to absorb future losses which may occur in the acquired loan portfolio. In determining the size of the loss share receivable, we analyze the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information.

        If our assumptions are incorrect, our current receivable may be insufficient to cover future loan losses, and increased loss reserves may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolio. Any increase in future loan losses could have a negative effect on our operating results.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Repurchases of Common Stock

        The following table presents stock purchases made during the third quarter of 2009:

	Total Shares Purchased(a)	Average Price Per Share
July 2009	7,566	$14.21
August 2009	5,210	17.69
September 2009	—	—

Total	12,776	$15.63

(a)
Shares repurchased in satisfaction of financial obligations incurred through the vesting of the Company's restricted stock.

ITEM 6.    Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended, of PacWest Bancorp, a Delaware corporation (Exhibit 3.1 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
3.2	Bylaws of PacWest Bancorp, a Delaware corporation, dated April 22, 2008 (Exhibit 3.2 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
10.33	Purchase and Assumption Agreement, dated as of August 28, 2009, between Federal Deposit Insurance Corporation and Pacific Western Bank (Exhibit 2.1 to Form 8-K filed on September 2, 2009 and incorporated herein by reference).
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACWEST BANCORP

Date: November 9, 2009	/s/ VICTOR R. SANTORO Victor R. Santoro Executive Vice President and Chief Financial Officer