Form 10-K
period 2009-12-31
PACWEST BANCORP
filed 2010-03-15
CIK 1102112

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 00-30747

PACWEST BANCORP
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0885320 (I.R.S. Employer Identification No.)
401 West "A" Street San Diego, California (Address of Principal Executive Offices)	92101-7917 (Zip Code)

Registrant's telephone number, including area code: (619) 233-5588

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $.01 par value per share	The Nasdaq Stock Market, LLC

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

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐    No ☒

         As of June 30, 2009, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on The Nasdaq Global Select Market as of the close of business on June 30, 2009, was approximately $315.6 million. Registrant does not have any nonvoting common equities.

         As of March 5, 2010, there were 35,306,235 shares of registrant's common stock outstanding, excluding 1,425,740 shares of unvested restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company's definitive proxy statement for its 2010 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

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

Recent Transactions

        On March 1, 2010, holders of the Series A warrants issued in August 2009 exercised them. We issued 1,348,040 shares of common stock for net proceeds of approximately $26.6 million after expenses.

        In February 2010, we sold 61 non-covered adversely classified loans totaling $323.6 million to an institutional buyer for $200.6 million in cash. The difference between the amount of the loans sold and the cash selling price of $123.0 million was charged to the allowance for loan losses at the time of the sale. Such charge-off was offset by $51.6 million in allowance previously allocated to the loans sold at December 31, 2009. The sale was on a servicing-released basis and without recourse to Pacific Western Bank. All loans sold were Pacific Western Bank loans and none were covered loans acquired in the Affinity Bank acquisition. The loans sold included $110.5 million in nonaccrual loans and $105.1 million in restructured loans as of December 31, 2009. The loan sale was intended to reduce non-covered loan concentrations and improve credit quality measures.

        On December 22, 2009, PacWest Bancorp filed a registration statement with the SEC to offer to sell, from time to time, shares of common stock, preferred stock, and other equity-linked securities, for an aggregate initial offering price of up to $350 million. The registration statement was declared effective on January 8, 2010. Proceeds from the offering are anticipated to be used to fund future acquisitions of banks and financial institutions and for general corporate purposes. To date, no shares have been offered under this registration statement.

        On August 28, 2009, Pacific Western acquired substantially all of the assets of Affinity Bank ("Affinity"), including all loans, and assumed substantially all of its liabilities, including the insured and uninsured deposits and excluding certain brokered deposits from the Federal Deposit Insurance Corporation ("FDIC") in an FDIC-assisted transaction, which we refer to as the Affinity acquisition.

Pursuant to the terms of a purchase and assumption agreement and based on the closing with the FDIC as of August 28, 2009, Pacific Western (a) acquired $675.6 million in loans, $22.9 million in foreclosed assets, $175.4 million in investments and $371.5 million in cash and other assets, and (b) assumed $868.2 million in deposits, $305.8 million in borrowings, and $32.6 million in other liabilities. In connection with the Affinity acquisition, the FDIC made a cash payment to Pacific Western of $87.2 million. We entered into a loss sharing agreement with the FDIC, whereby the FDIC will cover a substantial portion of any future losses on loans, other real estate owned and certain investment securities. We refer to the acquired assets subject to the loss sharing agreement collectively as "covered assets." Under the terms of such loss sharing agreement, the FDIC will absorb 80% of losses and receive 80% of loss recoveries on the first $234 million of losses on covered assets and absorb 95% of losses and receive 95% of loss recoveries on covered assets exceeding $234 million. The loss sharing agreement is in effect for 5 years for commercial assets (non-residential loans, OREO and certain securities) and 10 years for residential loans from the August 28, 2009 acquisition date. The loss recovery provisions are in effect for 8 years for commercial assets and 10 years for residential loans from the acquisition date. When we refer to non-covered assets we are referring to assets owned by the Company or the Bank not covered by the FDIC loss sharing agreement. Non-covered assets of the Company and the Bank may also be referred to as legacy assets.

        On August 25, 2009, PacWest Bancorp sold in a direct placement to institutional investors 2.7 million shares of common stock for $50 million, or a per share price of $18.36 which was the closing price of PacWest's common stock on Monday August 24, 2009. In addition to the issuance of the common shares, PacWest issued to each investor two warrants exercisable for common shares worth up to an additional $54 million in the aggregate with an exercise price of $20.20 per share, or 110% of the price per share at which the initial $50 million was sold. The Series A warrants had a six month term and expired on March 1, 2010. Holders of the Series A warrants exercised them on March 1, 2010 for a total of $27.2 million and we issued 1,348,040 shares of common stock. The net proceeds from the warrant exercises are approximately $26.6 million after expenses. An additional 1,361,657 Series B warrants issued in August 2009 with a strike price of $20.20 remain outstanding, of which 1,348,040 expire on August 27, 2010 and 13,617 expire on August 30, 2010. The common shares were sold and the warrants were issued under our $150 million shelf registration statement, which became effective in June 2009.

        On June 16, 2009, we filed a registration statement with the SEC to offer to sell, from time to time, shares of common stock, preferred stock, and other equity-linked securities, for an aggregate initial offering price of up to $150 million. This registration statement was declared effective on June 30, 2009. Proceeds from the offering are anticipated to be used to fund future acquisitions of bank and financial institutions and for general corporate purposes. Upon the effectiveness declaration of our $350 million shelf registration statement on January 8, 2010, our ability to sell securities under the $150 million shelf registration statement was terminated.

        On January 14, 2009, we issued in a private placement to CapGen Capital Group II LP 3,846,153 common shares at $26.00 per share for total cash consideration of approximately $100 million.

Banking Business

        Pacific Western is a full-service commercial bank offering a broad range of banking products and services including: accepting time and demand deposits; originating loans, including commercial, real estate construction, SBA guaranteed, consumer, and international loans; and providing other business-oriented products. We have 68 full-service community banking branches. Our operations are primarily located in Southern California and the Bank focuses on conducting business with small to medium size businesses and the owners and employees of those businesses. We extend credit to customers located primarily in counties we serve, and through certain programs we also extend credit and make commercial and real estate loans to businesses located in Mexico. We also provide asset-based lending and factoring of accounts receivable to small businesses located throughout Arizona, California, the Pacific Northwest and Texas through BFI Business Finance, or BFI, based in San Jose, California and First Community Financial, or FCF, based in Phoenix, Arizona. Special services, including international banking services, multi-state deposit services and investment services, or requests beyond the lending limits of the Bank can be arranged through correspondent banks. The Bank also issues ATM and debit cards, has a network of branded ATMs and offers access to ATM networks through other major service providers. We provide access to customer accounts via a 24-hour seven day a week toll-free automated telephone customer service and a secure online banking service.

        At December 31, 2009 our assets totaled $5.3 billion, of which gross non-covered loans totaled $3.7 billion, or 70% of assets, and covered loans totaled $622 million, or 12% of assets. At this date, the non-covered loans were composed of approximately 22% in commercial loans, 59% in commercial real estate loans, 7% in commercial real estate construction loans, 5% in residential real estate construction loans, 6% in residential real estate loans and 1% in consumer and other loans. These percentages include some foreign loans, primarily to individuals or entities with business in Mexico, representing 1% of non-covered loans.

        We are committed to maintaining premier, relationship-based community banking in Southern California serving the needs of those businesses in our marketplace, as well as serving the needs of growing businesses that may not yet meet the credit standards of the Bank through tightly controlled asset-based lending and factoring of accounts receivable. We compete actively for deposits, and emphasize solicitation of noninterest-bearing deposits. In managing the top line of our business, we focus on making quality loans and gathering low-cost deposits to maximize our net interest margin, as net interest income accounted for 67% of our net revenues (net interest income plus noninterest income) in 2009. Noninterest income for 2009 includes a pre-tax gain of $67 million for the Affinity acquisition and when this gain is excluded, net interest income represents 85% of our net revenues for 2009. The strategy for serving our target markets is the delivery of a finely-focused set of value-added products and services that satisfy the primary needs of our customers, emphasizing superior service and relationships over transaction volume or low pricing.

        We generate our revenue primarily from the interest received on the various loan products and investment securities and fees from providing deposit services, foreign exchange services and extending credit. Our major operating expenses are the interest paid by the Bank on deposits and borrowings, employee compensation and general operating expenses. The Bank relies on a foundation of locally generated deposits to fund loans. Our Bank has a relatively low cost of funds due to a high percentage of noninterest-bearing and low cost deposits to total deposits. Our operations, similar to other financial institutions with operations predominately focused in Southern California, are significantly influenced by economic conditions in Southern California, including the strength of the real estate market, the fiscal and regulatory policies of the federal and state government and the regulatory authorities that govern financial institutions. See "—Supervision and Regulation." Through our branches located in Northern California and our asset-based lending operations with production and marketing offices located in Arizona, Northern California, and the Pacific Northwest, we are also subject to the economic conditions affecting these markets.

  Lending Activities

        Through the Bank, the Company concentrates its lending activities in four principal areas:

        (1)   Real Estate Loans.    Real estate loans are comprised of construction loans, miniperm loans collateralized by first or junior deeds of trust on specific commercial properties and equity lines of credit. The properties collateralizing real estate loans are principally located in our primary market areas of Los Angeles, Orange, San Bernardino, Riverside, San Diego and Ventura counties in California and the neighboring communities. Construction loans are comprised of loans on commercial, residential and income producing properties that generally have terms of less than two years and typically bear an interest rate that floats with the Bank's base rate or another established index. Miniperm loans finance the purchase and/or ownership of commercial properties, including owner-occupied and income producing properties. Miniperm loans are generally made with an amortization schedule ranging from 15 to 25 years with a lump sum balloon payment due in one to ten years. Equity lines of credit are revolving lines of credit collateralized by junior deeds of trust on residential real properties. They generally bear a rate of interest that floats with the Bank's base rate or the prime rate and have maturities of five years. From time to time, we purchase participation interests in loans originated by other financial institutions. These loans are subject generally to the same underwriting criteria and approval process as loans originated directly by us.

        The Bank's real estate portfolio is subject to certain risks, including, but not limited to: (i) the effects of economic downturns in the Southern California economy and in general; (ii) interest rate increases; (iii) reduction in real estate values in Southern California and in general; (iv) increased competition in pricing and loan structure; (v) the borrower's ability to refinance or payoff the balloon or line of credit at maturity; and (vi) environmental risks, including natural disasters. In addition to the foregoing, construction loans are also subject to project specific risks including, but not limited to: (1) construction costs being more than anticipated; (2) construction taking longer than anticipated; (3) failure by developers and contractors to meet project specifications; (4) disagreement between contractors, subcontractors and developers; (5) demand for completed projects being less than anticipated; (6) buyers being unable to secure financing; and (7) loss through foreclosure. When underwriting loans, we strive to reduce the exposure to such risks by (a) reviewing each loan request and renewal individually, (b) using a dual signature approval system for the approval of each loan request for loans over a certain dollar amount, (c) adhering to written loan policies, including, among other factors, minimum collateral requirements, maximum loan-to-value ratio requirements, cash flow requirements and personal guarantees, (d) obtaining independent third party appraisals which are reviewed by the Bank's appraisal department, (e) obtaining external independent credit reviews, (f) evaluating concentrations as a percentage of capital and loans, and (g) conducting environmental reviews, where appropriate. With respect to construction loans, in addition to the foregoing, we attempt to mitigate project specific risks by: (A) implementing a controlled disbursement process for loan proceeds in accordance with an agreed upon schedule; (B) conducting project site visits; and (C) adhering to release-price schedules to ensure the prices for which newly-built units to be sold are sufficient to repay the Bank. The risks related to buyer inability to secure financing and loss through foreclosure are not controllable. We review each loan request on the basis of our ability to recover both principal and interest in view of the inherent risks.

        (2)   Commercial Loans.    Commercial loans, both domestic and foreign, are made to finance operations, to provide working capital, or for specific purposes such as to finance the purchase of assets, equipment or inventory. Since a borrower's cash flow from operations is generally the primary source of repayment, our policies provide specific guidelines regarding required debt coverage and other important financial ratios. Commercial loans include lines of credit and commercial term loans. Lines of credit are extended to businesses or individuals based on the financial strength and integrity of the borrower and guarantor(s) and generally (with some exceptions) are collateralized by short-term assets such as accounts receivable, inventory, equipment or real estate and have a maturity of one year or less. Such lines of credit bear an interest rate that floats with the Bank's base rate, LIBOR or another established index. Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short-term debt originally used to purchase fixed assets or, in rare cases, to finance the purchase of businesses. Commercial term loans generally have terms from one to five years. They may be collateralized by the asset being acquired or other available assets and bear interest rates which either float with the Bank's base rate, LIBOR or another established index or remain fixed for the term of the loan.

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

        The Bank's portfolio of SBA loans is subject to certain risks, including, but not limited to: (i) the effects of economic downturns in the Southern California economy; (ii) interest rate increases; (iii) deterioration of the value of the underlying collateral; and (iv) the deterioration of a borrower's or guarantor's financial capabilities. We strive to reduce the exposure of such risks through: (a) reviewing each loan request and renewal individually; (b) using a dual signature approval system; (c) adhering to written loan policies; (d) adhering to SBA written policies and regulations; (e) obtaining independent third party appraisals which are reviewed by the Bank's appraisal department; and (f) obtaining independent credit reviews. In addition, SBA loans normally require monthly installment payments of principal and interest and therefore are continually monitored for past due conditions. In general, the Bank receives and reviews financial statements and other documents of borrowing customers on an ongoing basis during the term of the relationship and responds to any deterioration noted.

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

  Business Concentrations

        No individual or single group of related accounts is considered material in relation to our total assets or deposits of the Bank, or in relation to the overall business of the Company. However, approximately 77% of our non-covered loan portfolio at December 31, 2009 consisted of real estate-related loans, including construction loans, miniperm loans, commercial real estate mortgage loans and commercial loans secured by commercial real estate. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loans." Since our business activities are currently focused primarily in Southern California, with the majority of our business concentrated in Los Angeles, Orange, Riverside, San Bernardino, San Diego and Ventura Counties, our results of operations and financial condition are dependent upon the general trends in the Southern California economies and, in particular, the residential and commercial real estate markets. The concentration of our operations in Southern California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region. We conduct foreign lending activities including commercial and real estate lending, consisting predominantly of loans to individuals or entities located in Mexico. At December 31, 2009, our foreign loans consisted of approximately 1% of our non-covered loan portfolio. Such foreign loans are denominated in U.S. dollars and most are collateralized by assets located in the United States or are guaranteed or insured by businesses located in the United States. We have continued to allow our foreign loan portfolio to repay in the ordinary course of business without making any new privately-insured foreign loans other than those under existing commitments.

Strategic Evolution and Acquisition Strategy

        The Company was organized on October 22, 1999 as a California corporation for the purpose of becoming a bank holding company and to acquire all the outstanding capital stock of Rancho Santa Fe National Bank. Since that time, we have grown rapidly through a series of business acquisitions. Most recently, in August 2009 we purchased certain assets and assumed certain liabilities of Affinity Bank from the FDIC, as receiver of Affinity Bank.

        The following chart summarizes the acquisitions completed since our inception, some of which are described in more detail below. See also Note 3 of the Notes to Consolidated Financial Statements

contained in "Item 8. Financial Statements and Supplementary Data" in Part II of this Annual Report on Form 10-K for further details regarding our acquisitions.

Date	Institution/Company Acquired
May 2000	Rancho Santa Fe National Bank
May 2000	First Community Bank of the Desert
January 2001	Professional Bancorp, Inc.
October 2001	First Charter Bank
January 2002	Pacific Western National Bank
March 2002	W.H.E.C., Inc.
August 2002	Upland Bank
August 2002	Marathon Bancorp
September 2002	First National Bank
January 2003	Bank of Coronado
August 2003	Verdugo Banking Company
March 2004	First Community Financial Corporation
April 2004	Harbor National Bank
August 2005	First American Bank
October 2005	Pacific Liberty Bank
January 2006	Cedars Bank
May 2006	Foothill Independent Bancorp
October 2006	Community Bancorp Inc.
June 2007	Business Finance Capital Corporation
November 2008	Security Pacific Bank deposits
August 2009	Affinity Bank

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

  Security Pacific Bank Deposit Acquisition

        On November 7, 2008, we assumed $427.5 million in deposits from the FDIC as receiver of Security Pacific Bank, or SPB, formerly a Los Angeles-based bank. We assumed all insured and uninsured deposits and paid a 2% premium of approximately $5.1 million related to the non-brokered deposit base of $258 million. The estimated brokered deposits as of the assumption date totaled $169 million. Such deposit assumption was net of acquiring cash, certificates of deposit in other financial institutions, federal funds sold, securities, and loans secured by assumed deposits. As part of the SPB deposit acquisition we also purchased an additional $31 million in loans. The Security Pacific Bank acquisition was made to expand our presence in the Los Angeles area and to gain experience with FDIC-assisted transactions.

  Affinity Bank Acquisition

        On August 28, 2009, we acquired certain assets and assumed certain liabilities of Affinity Bank from the FDIC in an FDIC-assisted transaction. Under the terms of the purchase and assumption Agreement, Pacific Western acquired substantially all of the assets of Affinity, including all loans, and assumed substantially all of its liabilities, including the insured and uninsured deposits and excluding certain brokered deposits. Based on the closing with the FDIC as of August 28, 2009, Pacific Western (a) acquired $675.6 million in loans, $22.9 million in foreclosed assets, $175.4 million in investments and $371.5 million in cash and other assets, and (b) assumed $868.2 million in deposits, $305.8 million in borrowings, and $32.6 million in other liabilities. In connection with the Affinity acquisition, the FDIC made a cash payment to Pacific Western of $87.2 million. We entered into a loss sharing agreement with the FDIC, whereby the FDIC agreed to cover a substantial portion of any future losses on loans, other real estate owned and certain investment securities. We refer to the acquired assets subject to the loss sharing agreement collectively as "covered assets." Under the terms of such loss sharing agreement, the FDIC will absorb 80% of losses and receive 80% of loss recoveries on the first $234 million of losses on covered assets and absorb 95% of losses and receive 95% of loss recoveries on covered assets exceeding $234 million. The loss sharing agreement is in effect for 5 years for commercial assets (non-residential loans, OREO and certain securities) and 10 years for residential loans from the August 28, 2009 acquisition date. The loss recovery provisions are in effect for 8 years for commercial assets and 10 years for residential loans from the acquisition date. We gained 10 branches, including our 3 locations in Northern California, and made this acquisition to expand our presence in California.

Competition

        The banking business in California, and specifically in the Bank's primary service areas, is highly competitive with respect to originating loans, acquiring deposits and providing other banking services. The market is dominated by commercial banks in Southern California with assets between $500 million and $15 billion, such as ourselves, and a few banking giants with a large number of offices and full-service operations over a wide geographic area. In recent years, competition has increased from institutions not subject to the same regulatory restrictions as domestic banks and bank holding companies. Those competitors include savings and loan associations, brokerage houses, insurance companies, mortgage companies, credit unions, credit card companies, and other financial and non-financial institutions and entities.

        Economic factors, along with legislative and technological changes, will have an ongoing impact on the competitive environment within the financial services industry. We work to anticipate and adapt to dynamic competitive conditions whether it may be developing and marketing innovative products and services, adopting or developing new technologies that differentiate our products and services, cross marketing, or providing highly personalized banking services. We strive to distinguish ourselves from other community banks and financial services providers in our marketplace by providing an extremely high level of service to enhance customer loyalty and to attract and retain business. However, we can provide no assurance as to the effectiveness of these efforts on our future business or results of operations, as to our continued ability to anticipate and adapt to changing conditions, and as to sufficiently improving our services and/or banking products in order to successfully compete in our primary service areas.

Employees

        As of March 1, 2010, the Company had 915 full time equivalent employees.

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

Supervision and Regulation

  General

        The banking and financial services business in which we engage is highly regulated. Such regulation is intended, among other things, to protect depositors insured by the FDIC and the entire banking system. The commercial banking business is also influenced by the monetary and fiscal policies of the federal government and the policies of the Federal Reserve Bank, or FRB. The FRB implements national monetary policies (with the dual mandate of price stability and maximum employment) by its open-market operations in United States Government securities, by adjusting the required level of and paying interest on reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. Indirectly, such actions may also impact the ability of non-bank financial institutions to compete with the Bank. The nature and impact of any future changes in monetary policies cannot be predicted.

        The laws, regulations and policies affecting the financial services industry are continuously under review by Congress, state legislatures and federal and state regulatory agencies. From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, in the California legislature and by various bank regulatory agencies and other professional agencies. Changes in the laws, regulations or policies that impact us cannot necessarily be predicted, but they may have a material effect on our business and earnings.

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

        Our earnings and activities are affected by legislation, by regulations and by local legislative and administrative bodies and decisions of courts in the jurisdictions in which we and the Bank conduct business. For example, these include limitations on the ability of the Bank to pay dividends to us and our ability to pay dividends to our shareholders. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries. Various federal and state statutory provisions limit the amount of dividends that subsidiary banks and savings associations can pay to their holding companies without regulatory approval. In addition to these explicit limitations, the federal regulatory agencies have general authority to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice. Further, as discussed below under "—Regulation of the Bank", a bank holding company such as the Company is required to maintain minimum ratios of Tier 1 capital and total capital to total risk-weighted assets, and a minimum ratio of Tier 1 capital to total adjusted quarterly average assets as defined in such regulations. The level of our capital ratios may affect our ability to pay dividends. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters—Dividends" and Note 20 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

        Banking subsidiaries of bank holding companies are also subject to certain restrictions imposed by federal law in dealings with their holding companies and other affiliates. Subject to certain exceptions set forth in the Federal Reserve Act, a bank can make a loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate, accept securities of an affiliate as collateral for a loan or extension of credit to any person or company, issue a guarantee or accept letters of credit on behalf of an affiliate only if the aggregate amount of the above transactions of such subsidiary does not exceed 10 percent of such subsidiary's capital stock and surplus on an individual basis or 20 percent of such subsidiary's capital stock and surplus on an aggregate basis. Such transactions must be on terms and conditions that are consistent with safe and sound banking practices. A bank holding company and its subsidiaries generally may not purchase a "low-quality asset," as that term is defined in the Federal Reserve Act, from an affiliate. Such restrictions also prevent a holding company and its other affiliates from borrowing from a banking subsidiary of the holding company unless the loans are secured by collateral.

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

        Pacific Western is a state-chartered, "non-member" bank and therefore is regulated by the California Department of Financial Institutions, or DFI, and the FDIC. Pacific Western is also an FDIC insured financial institution whereby the FDIC provides deposit insurance for a certain maximum dollar amount per customer. In late 2008 the FDIC temporarily increased the maximum amount of insurance to $250,000 per depositor and this limit is in effect through December 2013. In addition, Pacific Western elected to participate in the FDIC's Transaction Account Guarantee Program whereby the FDIC provides unlimited deposit insurance for customer transaction deposits earning 50 basis points or less. The Transaction Account Guarantee Program is set to expire June 30, 2010. For this protection, Pacific Western, as is the case with all insured banks, pays a quarterly statutory assessment and is subject to the rules and regulations of the FDIC.

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

  •
  Market Risk Capital (Tier 3).  Tier 3 capital includes qualifying unsecured subordinated debt.

        The following are the regulatory capital guidelines and the actual capitalization levels for Pacific Western and the Company as of December 31, 2009. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are deducted from regulatory capital. At December 31, 2009, the Company's reported deferred tax asset of $36.2 million was limited to

$25.9 million for purposes of determining regulatory capital. As a result, $10.3 million was deducted from stockholders' equity in determining the amount of the Company's regulatory capital at that time. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future. There was no limitation on the Bank's regulatory capital due to deferred tax assets.

	Adequately Capitalized	Well Capitalized	Pacific Western	Company Consolidated
	(greater than or equal to)
Total risk-based capital ratio	8.00%	10.00%	14.80%	15.58%
Tier 1 risk-based capital ratio	4.00%	6.00%	13.52%	14.31%
Tier 1 leverage capital ratio	4.00%	5.00%	10.23%	10.85%

        The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities, which totaled $129.8 million at December 31, 2009. These securities are currently included in our Tier I capital for purposes of determining the Company's Tier I and total risk-based capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company's banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Although this modification was scheduled to be effective on March 31, 2009, the Federal Reserve postponed the effective date to March 31, 2011. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less certain intangibles, including goodwill, core deposit intangibles and customer relationship intangibles, net of any related deferred income tax liability. The regulations currently in effect through December 31, 2010, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for permitted intangibles. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at December 31, 2009. We expect that our Tier I capital ratios will be at or above the existing well-capitalized levels on March 31, 2011, the first date on which the modified capital regulations must be applied.

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

        The U.S. banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on BIS II. In December 2006, the agencies issued a notice of proposed rulemaking setting forth a definitive proposal for implementing BIS II in the United States that would apply only to internationally active banking organizations—defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more—but that other U.S. banking organizations could elect but would not be required to apply. In November 2007, the agencies adopted a definitive final rule for implementing BIS II in the United States that would apply only to internationally active banking organizations, or "core banks"—

defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more. The final rule was effective on April 1, 2008.

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

  Prompt Corrective Action

        The Federal Deposit Insurance Corporation Improvement Act, or FDICIA, requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. Pursuant to FDICIA, the FDIC promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified as undercapitalized if its total risk-based capital is less than 8% or its Tier 1 risk-based capital or leverage ratio is less than 4%. An institution that, based upon its capital levels, is classified as "well capitalized", "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. Furthermore, if a bank is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the federal bank regulator, and the holding company must guarantee the performance of that plan.

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

  Hazardous Waste Clean-Up and Climate-Related Risk

        Our primary exposure to environmental laws is through our lending activities and through properties or businesses we may own, lease or acquire since we are not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment. Based on a general survey of the Bank's loan portfolio, conversations with local appraisers and the type of lending currently and historically done by the Bank, we are not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on the Company as of February 16, 2010. In addition, we are not aware of any physical or regulatory consequence resulting from climate change that would have a material adverse effect upon the Company.

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

  USA PATRIOT Act

        The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the PATRIOT Act, designed to deny terrorists and others the ability to obtain access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The PATRIOT Act, as implemented by various federal regulatory agencies, requires financial institutions, including the Company, to establish and implement policies and procedures with respect to, among other matters, anti-money laundering, compliance, suspicious activity and currency transaction reporting and due diligence on customers. The PATRIOT Act and its underlying regulations permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB, the FDIC and other federal banking agencies to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act. We regularly evaluate and continue to augment our systems and procedures to continue to comply with the PATRIOT Act and other anti-money laundering initiatives. We believe that the ongoing cost of compliance with the PATRIOT Act is not likely to be material to the Company. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

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

  Emergency Economic Stabilization Act of 2008 (the "EESA")

        On October 3, 2008, the EESA was enacted. The legislation was the result of a proposal by the U.S. Treasury Department to the U.S. Congress on September 20, 2008 in response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. The U.S. Treasury and banking regulators implemented a number of programs under this legislation and otherwise to address capital and liquidity issues in the banking system. Specifically, the EESA increased FDIC insurance coverage and provided up to $700 billion in funding for the financial services industry. The EESA temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The legislation provides that the basic deposit insurance limit will return to $100,000 per depositor after December 31, 2013. See also discussion under "Deposit Insurance."

        Pursuant to the EESA, Congress authorized the U.S. Treasury to use $350 billion for the Troubled Asset Relief Program (TARP) of which $250 billion was allocated to the Capital Purchase Program (CPP). The CPP allowed a qualifying institution to apply for up to three percent of its total risk-weighted assets in capital, which would be in the form of non-cumulative perpetual preferred stock of the institution with a dividend rate of 5% until the fifth anniversary of the investment and 9% thereafter. For institutions participating in CPP, the U.S. Treasury also received warrants for common stock of the institution equal to 15% of the capital invested. An election to participate in CPP had to be made by November 14, 2008. We did not participate in CPP. On January 15, 2009, the second $350 billion of TARP funding was released to the U.S. Treasury.

  Deposit Insurance

        The deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund, or the DIF, of the FDIC and are subject to deposit insurance assessments. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account several components including but not limited to the bank's capital level and supervisory rating. Base deposit insurance assessment rates range from 12 to 45 basis points of total qualified deposits and is based on the risk category of the bank. Risk Category I is the lowest risk category while Risk Category IV is the highest risk category. An increase in the Risk Category of the Bank could have a material adverse effect on our earnings.

        On November 12, 2009, the FDIC amended its assessment regulations to require insured depository institutions to prepay, on December 30, 2009, their estimated quarterly assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The amount of Pacific Western's FDIC assessment prepayment was $19.5 million, which we paid on December 30, 2009.

        On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution did not exceed 10 basis points times the institution's assessment base for the second quarter 2009. The special assessment was collected as of September 30, 2009 and totaled $2.0 million for Pacific Western.

        The 2009 prepayments and special assessment for FDIC insurance are in contrast to the lower FDIC insurance assessment expense for Pacific Western in 2008 and 2007. Because of favorable loss experience and a healthy reserve ratio in the Bank Insurance Fund, or the BIF, of the FDIC, well-capitalized and well-managed banks, including Pacific Western, paid minimal premiums for FDIC insurance during 2008 and 2007. A deposit premium refund, in the form of credit offsets, was given to banks that were in existence on December 31, 1996 and paid deposit insurance premiums prior to that date. Pacific Western utilized its credit offset to eliminate a portion of its 2008 and nearly all of its 2007 FDIC insurance assessments.

        In addition to temporarily raising the federal deposit insurance limit to $250,000 per depositor, the FDIC adopted the Temporary Liquidity Guarantee Program, or TLG Program, on November 26, 2008. The FDIC stated that its purpose is to strengthen confidence and encourage liquidity in the banking system through two limited guarantee programs: the Debt Guarantee Program, or DGP, and the Transaction Account Guarantee Program. Insured depository institutions and most U.S. bank holding companies were eligible to participate. Participation in both programs was voluntary and an irrevocable decision regarding participation had to be made by December 5, 2008. The Bank elected to participate in both parts of the TLG Program, and the holding company elected to participate in the DGP portion of the program. To qualify debt under the DGP, the debt issuance had to occur by October 31, 2009. The Company and the Bank did not issue any debt under the DGP.

        The Transaction Account Guarantee Program guarantees the entire balance of non-interest bearing deposit transaction accounts (defined as transaction accounts bearing interest rates of 50 basis points or less), through June 30, 2010. Institutions participating in the Transaction Account Guarantee Program are charged a 10-basis point fee on the balance of non-interest bearing deposit transaction accounts exceeding the existing deposit insurance limit of $250,000. The cost to the Bank for participating in this program was $452,000 for 2009.

        Based on the current FDIC insurance assessment methodology and including the special assessment and our participation in the Transaction Account Guarantee Program, our FDIC insurance assessment was $7.8 million for 2009.

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

Available Information

        We maintain an Internet website at www.pacwestbancorp.com, and a website for Pacific Western at www.pacificwesternbank.com. At www.pacwestbancorp.com and via the "Investor Relations" link at the Bank's website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You may obtain copies of the Company's filings on the SEC site. These documents may also be obtained in print upon request by our shareholders to our Investor Relations Department.

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

Forward-Looking Information

        This Annual Report on Form 10-K contains certain forward-looking information about the Company, which statements are intended to be covered by the safe harbor for "forward-looking statements" provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are forward-looking statements. Such statements involve inherent risks and uncertainties, many of which are difficult to predict and are generally beyond the control of the Company. We caution readers that a number of important factors could cause actual results to differ materially from those expressed in, implied or projected by, such forward-looking statements. Risks and uncertainties include, but are not limited to:

  •
  lower than expected revenues;

  •
  credit quality deterioration or pronounced and sustained reduction in real estate market values resulting in an increase in the allowance for credit losses and a reduction in net earnings;

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

  •
  changes in the securities markets; and

  •
  regulatory approvals for any capital activities or payment of dividends cannot be obtained, or are not obtained on terms expected or on the anticipated schedule.

        If any of these risks or uncertainties materializes or if any of the assumptions underlying such forward-looking statements proves to be incorrect, our results could differ materially from those expressed in, implied or projected by, such forward-looking statements. Therefore, readers should be mindful that forward-looking statements are not guarantees of future performance and that they are subject to known and unknown risks and uncertainties that are difficult to predict. Except as required by law, we undertake no, and hereby disclaim any, obligation to update any forward-looking statements, whether as a result of new information, changed circumstances or otherwise. For additional information concerning risks and uncertainties related to us and our operations, please refer to Items 1 through 7A of this Annual Report on Form 10-K.

ITEM 1A.    RISK FACTORS

        Ownership of our common stock involves risk. You should carefully consider, in addition to the other information set forth herein, the following risk factors.

Our business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally.

        The global financial markets have undergone and may continue to experience pervasive and fundamental disruptions. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. While the capital markets have recently shown signs of improvement, the sustainability of an economic recovery is uncertain as business activity across a wide range of industries continues to face difficulties due to the lack of consumer spending and rise in unemployment.

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

        Overall, the recession has had an adverse effect on our business, and there can be no assurance that an economic recovery will be sustainable in the near term. Until conditions improve, we expect our business, financial condition and results of operations to be adversely affected.

Changes in economic conditions, in particular a worsening of the economic slowdown in Southern California, could materially and adversely affect our business.

        Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, and changes in government monetary and fiscal policies and inflation, all of which are beyond our control. The current economic conditions have caused a lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. These circumstances may continue to lead to an increase in nonaccrual and classified loans, which generally results in a provision for credit losses and in turn reduces the Company's net earnings. The State of California continues to face fiscal challenges, the long-term effects of which on the State's economy cannot be predicted. A further deterioration in the economic conditions, whether caused by national or local concerns, as discussed above, could materially and adversely affect our business. In particular, a continued deterioration of the economic conditions in Southern California could result in the following consequences, any of which could materially and adversely affect our business: loan delinquencies may increase; problem assets and foreclosures may increase; demand for our products and services may decrease; low cost or noninterest bearing deposits may decrease; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers' borrowing power, and reducing the value of assets and collateral associated with our existing loans. Until conditions provide for sustainable improvement, we expect our business, financial condition and results of operations to be adversely affected.

Further disruptions in the real estate market could materially and adversely affect our business.

        There has been a slow-down in the real estate market due to negative economic trends and credit market disruption, the impacts of which are not yet completely known or quantified. At December 31, 2009, 59% of our non-covered loans were secured by commercial real estate, 7% were secured by commercial real estate construction projects, 5% were secured by residential real estate construction projects and 6% were secured by residential real estate. We have observed in the marketplace tighter credit underwriting and higher premiums on liquidity, both of which may continue to place downward pressure on real estate values. Any further downturn in the real estate market could materially and adversely affect our business because a significant portion of our non-covered loans are secured by real estate. Our ability to recover on defaulted non-covered loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted non-covered loans. Substantially all of our real property collateral is located in Southern California. If there is a further decline in real estate values, especially in Southern California, the collateral for our non-covered loans would provide less security. Real estate values could be affected by, among other things, a worsening of the economic conditions, an increase in foreclosures, a decline in home sale volumes, an increase in interest rates, high levels of unemployment, earthquakes and other natural disasters particular to California.

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

        While an increase in the general level of interest rates may increase our loan yield, it may adversely affect the ability of certain borrowers with variable rate loans to pay the interest on and principal of their obligations. In addition, an increase in market interest rates on loans is generally associated with a lower volume of loan originations, which may reduce earnings. Following an increase in the general level of interest rates our ability to maintain a positive net interest spreads is dependent on our ability to increase our loan offering rates, replace loan maturities with new originations, minimize increases on our deposit rates, and maintain an acceptable level and mix of funding. We cannot provide assurances that we will be able to increase our loan offering rates and continue to originate loans due to the competitive landscape in which we operate. Additionally, we cannot provide assurances that we can minimize the increases in our deposit rates while maintaining an acceptable level of deposits. Finally, we cannot provide any assurances that we can maintain our current levels of noninterest bearing deposits as customers may seek higher yielding products when rates increase.

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

        Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and range and quality of products and services provided, including new technology driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services. We also face competition from out-of-state financial intermediaries that have opened production offices or that solicit deposits in our market areas. Additionally, we expect competition to intensify among financial services companies due to the recent consolidation of certain competing financial institutions and the conversion of certain investment banks to bank holding companies. Should competition in the financial services industry intensify, our ability to market our products and services may be adversely affected. If we are unable to attract and retain banking customers, we may be unable to grow or maintain the levels of our loans and deposits and our results of operations and financial condition may be adversely affected.

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

        We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. As a publicly traded company, we have access to the capital markets to raise funds, which is accomplished generally through the issuance of equity, both common and preferred stock, and the issuance of subordinated debentures. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. The ongoing liquidity crisis and the loss of confidence in financial institutions may increase our cost of funding and limit our access to some of our customary sources of liquidity, including, but not limited to, inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve.

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

        Our operations are subject to extensive regulation by federal and state governmental authorities, and we are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. In addition, regulations affecting banks and other financial institutions are undergoing continuous review and change frequently; the ultimate effect of such changes cannot be predicted. Because our business is highly regulated, compliance with such regulations and laws may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific government stabilization programs may subject us to additional restrictions. There can be no assurance that proposed laws, rules and regulations will not be adopted in the future, which could (i) make compliance much more difficult or expensive, (ii) restrict our ability to originate, broker or sell loans or accept certain deposits, (iii) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us, or (iv) otherwise materially and adversely affect our business or prospects for business.

        Recent events in the financial services industry and, more generally, in the financial markets and the economy, have also led to various proposals for changes in the regulation of the financial services industry. Earlier in 2009, legislation proposing significant structural reforms to the financial services industry was introduced in the U.S. Congress. Among other things, the legislation proposes the establishment of a Consumer Financial Protection Agency, which would have broad authority to regulate providers of credit, savings, payment and other consumer financial products and services. Additional legislative proposals call for heightened scrutiny and regulation of any financial firm whose combination of size, leverage, and interconnectedness could, if it failed, pose a threat to the country's financial stability, including the power to restrict the activities of such firms and even require the break-up of such firms at the behest of the relevant regulator.

        Other relevant recent initiatives also include:

  (i)
  the Federal Reserve's proposed guidance on incentive compensation policies at banking organizations and the FDIC's proposed rules tying employee compensation to assessments for deposit insurance; and

  (ii)
  proposals to limit a lender's ability to foreclose on mortgages or make such foreclosures less economically viable, including by allowing Chapter 13 bankruptcy plans to "cram down" the value of certain mortgages on a consumer's principal residence to its market value and/or reset interest rates and monthly payments to permit defaulting debtors to remain in their home.

While there can be no assurance that any or all of these regulatory or legislative changes will ultimately be adopted, any such changes, if enacted or adopted, may impact the profitability of our business activities, require we change certain of our business practices, materially affect our business model or affect retention of key personnel, and could expose us to additional costs (including increased compliance costs). These changes may also require us to invest significant management attention and resources to make any necessary changes, and could therefore also adversely affect our business, financial condition and results of operations.

        Additionally, in order to conduct certain activities, including acquisitions, we are required to obtain regulatory approval. There can be no assurance that any required approvals can be obtained, or obtained without conditions or on a timeframe acceptable to us. For more information, please see the section entitled "Item 1. Business—Supervision and Regulation" above.

There can be no assurance that the Emergency Economic Stabilization Act of 2008 ("EESA") and other recently enacted government programs will help stabilize the U.S. financial system.

        In addition to the programs initiated under the EESA, other regulators have taken steps to attempt to stabilize and add liquidity to the financial markets, such as the FDIC's Temporary Liquidity Guarantee Program ("TLG Program"), in which we elected to participate. There can also be no assurance as to the actual impact that the EESA and other programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA and other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit, or the trading price of our common stock.

        The EESA is relatively new legislation and, as such, is subject to change and evolving interpretation. There can be no assurances as to the effects that such changes will have on the effectiveness of the EESA or on our business, financial condition or results of operations.

Increases in FDIC insurance premiums may adversely affect our earnings.

        During 2008 and 2009, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In addition, the FDIC instituted temporary programs to further insure customer deposits at FDIC insured banks, which have placed additional stress on the deposit insurance fund.

        In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC has increased assessment rates of insured institutions. In addition, on November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years' worth of premiums to replenish the depleted insurance fund.

        We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures we may be required to pay even higher FDIC premiums than the recently increased levels. Further, on January 12, 2010, the FDIC requested comments on a proposed rule tying assessment rates of FDIC-insured institutions to the institution's employee compensation programs. The exact requirements of such a rule are not yet known, but such a rule could increase the amount of premiums the Bank must pay for FDIC insurance. These announced increases and any future increases or required prepayments of FDIC insurance premiums may adversely affect our financial condition or results of operations.

We are exposed to transactional, country and legal risk related to our foreign loans that is in addition to risks we face on loans to U.S. based borrowers.

        Approximately 1% of our non-covered loan portfolio is represented by credit we extend and loans we make to business located outside the United States, predominantly in Mexico. These loans, which include commercial loans, real estate loans and credit extensions for the financing of international trade, are subject to risks in addition to risks we face with our loans to business located in the United States including, but not limited to transaction risk, country risk and legal risk. While these loans are denominated in U.S. dollars, the ability of the borrower to repay may be affected by fluctuations in the borrower's home country currency relative to the U.S. dollar. Additionally, while most of our foreign loans are insured by U.S.-based institutions, guaranteed by a U.S.-based entity, or collateralized with U.S.-based assets or real property, our ability to collect in the event of default is subject to a number of conditions, as well as deductibles and co-payments with respect to insurance, and we may not be successful in obtaining partial or full repayment or reimbursement from the insurers. Furthermore, foreign laws may restrict our ability to foreclose on, take a security interest in, or seize collateral located in the foreign country.

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

We may not pay dividends on common stock.

        Our stockholders are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. Our ability to pay dividends to our stockholders is subject to the restrictions set forth in Delaware law, by our federal regulator, and by certain covenants contained in the indentures governing the trust preferred securities issued by us or entities we have acquired. Notification to the FRB is also required prior to our declaring and paying a cash dividend to our stockholders during any period in which our quarterly net earnings are insufficient to fund the dividend amount. We may not pay a dividend should the FRB object until such time as we receive approval from the FRB or no longer need to provide notice under applicable regulations. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters—Dividends" of this Annual Report on Form 10-K for more information on these restrictions. In addition, we may be restricted by applicable law or regulation or actions taken by our regulators, or as a result of our participation in any specific government stabilization programs, now or in the future, from paying dividends to our stockholders. Accordingly, we cannot assure you that we will continue paying dividends on our common stock at current levels or at all.

The primary source of our income from which we pay dividends is the receipt of dividends from the Bank.

        The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the FRB, the FDIC and/or the DFI could assert that payment of dividends or other payments is an unsafe or unsound practice, or that such regulatory authority may impose restrictions on the Bank's ability to pay dividends as a condition to the Bank's participation in any stabilization program. In the event the Bank is unable to pay dividends to us, it is likely that we, in turn, would have to stop paying dividends on our common stock. Our failure to pay dividends on our common stock could have a material adverse effect on the market price of our common stock. See "Item 1. Business—Supervision and Regulation" above for additional information on the regulatory restrictions to which we and the Bank are subject.

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

        We have completed 21 acquisitions since May 2000, including the acquisition of two bank subsidiaries around which the Company was initially formed and the FDIC assisted acquisition of Affinity Bank in August 2009. Certain events may arise after the date of an acquisition, or we may learn of certain facts, events or circumstances after the closing of an acquisition, that may affect our financial condition or performance or subject us to risk of loss. These events include, but are not limited to: litigation resulting from circumstances occurring at the acquired entity prior to the date of acquisition; loan downgrades and credit loss provisions resulting from underwriting of certain acquired loans determined not to meet our credit standards; personnel changes that cause instability within a department; delays in implementing new policies or procedures or the failure to apply new policies or procedures; and other events relating to the performance of our business. Acquisitions involve inherent uncertainty and we cannot determine all potential events, facts and circumstances that could result in loss or give assurances that our investigation or mitigation efforts will be sufficient to protect against any such loss.

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

        As of March 5, 2010, directors and members of our executive management team owned or controlled approximately 14.6% of our common stock, excluding shares that may be issued to executive officers upon vesting of restricted stock awards. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The sale by any of our large stockholders of a significant portion of that stockholder's holdings could have a material adverse effect on the market price of our common stock. In addition, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly.

Our largest stockholder is a registered bank holding company, and the activities and regulation of such stockholder may materially and adversely affect the permissible activities of the Company.

        CapGen Capital Group II LP, which we refer to as CapGen, beneficially owned approximately 11% of the Company as of March 5, 2010. CapGen is a registered bank holding company under the BHCA and is regulated by the FRB. Under FRB guidelines, bank holding companies must be a "source of strength" for their subsidiaries. See "Item 1. Business—Supervision and Regulation—Bank Holding Company Regulation" above for more information. Regulation of CapGen by the FRB may materially and adversely affect the activities and strategic plans of the Company should the FRB determine that CapGen or any other company in which either has invested has engaged in any unsafe or unsound banking practices or activities. While we have no reason to believe that the FRB is proposing to take any action with respect to CapGen that would adversely affect the Company, we remain subject to such risk.

A natural disaster could harm the Company's business.

        Historically, California, in which a substantial portion of the Company's business is located, has been susceptible to natural disasters, such as earthquakes, floods and wild fires. The nature and level of natural disasters cannot be predicted and may be exacerbated by global climate change. These natural disasters could harm the Company's operations through interference with communications, including the interruption or loss of the Company's computer systems, which could prevent or impede the Company from gathering deposits, originating loans and processing and controlling its flow of business, as well as through the destruction of facilities and the Company's operational, financial and management information systems. Additionally, natural disasters could negatively impact the values of collateral securing the Company's loans and interrupt our borrowers' abilities to conduct their business in a manner to support their debt obligations, either of which could result in losses and increased provisions for credit losses.

Our decisions regarding the fair value of assets acquired, including the FDIC loss sharing asset, could be inaccurate which could materially and adversely affect our business, financial condition, results of operations, and future prospects.

        Management makes various assumptions and judgments about the collectibility of the acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In FDIC-assisted acquisitions that include loss sharing agreements, we may record a loss sharing asset that we consider adequate to absorb future losses which may occur in the acquired loan portfolio. In determining the size of the loss sharing asset, we analyze the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information.

        If our assumptions are incorrect, the balance of the FDIC loss sharing asset may at any time be insufficient to cover future loan losses, and credit loss provisions may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolio. Any increase in future loan losses could have a negative effect on our operating results.

Our ability to obtain reimbursement under the loss sharing agreement on covered assets depends on our compliance with the terms of the loss sharing agreement.

        Management must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss sharing agreement as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the agreement are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets permanently losing their loss sharing coverage. Additionally, management may decide to forgo loss share coverage on certain assets to allow greater flexibility over the management of certain assets. As of December 31, 2009, $701.5 million, or 13.2%, of the Company's assets were covered by the FDIC loss sharing agreement.

        Under the terms of the FDIC loss sharing agreement, the assignment or transfer of the loss sharing agreement to another entity generally requires the written consent of the FDIC. In addition, the Bank may not assign or otherwise transfer the loss sharing agreement during its term without the prior written consent of the FDIC in all of the following circumstances:

  1.
  a merger or consolidation of the Bank with and into another financial institution;

  2.
  the sale of all or substantially all of the Bank's assets to another financial institution; and

  3.
  for a period of 36 months after the August 28, 2009 Affinity acquisition date

  a.
  the sale by any individual shareholder, or shareholders acting in concert, of more than 9% of the outstanding shares of either the Bank or the Company;

  b.
  the sale of shares by the Bank or the Company in a public or private offering that increases the number of shares outstanding of either the Bank or the Company by more than 9%.

        No assurances can be given that we will manage the covered assets in such a way as to always maintain loss share coverage on all such assets.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of March 1, 2010, we had a total of 89 properties consisting of 68 operating branch offices, 3 annex office, 3 operations centers, 7 loan offices, and 8 other properties of which 4 are subleased. We own 6 locations and the remaining properties are leased. Almost all properties are located in Southern California. Pacific Western's principal office is located at 401 West A Street, San Diego, CA 92101-7917.

        For additional information regarding properties of the Company and Pacific Western, see Note 9 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to the stockholders of the Company, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2009.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Marketplace Designation, Sales Price Information and Holders

        Our common stock is listed on The Nasdaq Global Select Market and trades under the symbol "PACW." The following table summarizes the high and low sale prices for each quarterly period ended since January 1, 2008 for our common stock, as quoted and reported by The Nasdaq Stock Market, or Nasdaq:

	Sales Prices
	High	Low
Quarter Ended
2008
First quarter	$41.65	$24.16
Second quarter	$28.88	$14.85
Third quarter	$40.00	$11.30
Fourth quarter	$32.54	$18.10
2009
First quarter	$27.09	$9.36
Second quarter	$19.82	$11.64
Third quarter	$21.42	$11.66
Fourth quarter	$21.19	$15.43

        As of March 5, 2010, the closing price of our common stock on Nasdaq was $20.78 per share. As of that date, based on the records of our transfer agent, there were approximately 2,261 record holders of our common stock.

Dividends

        Our ability to pay dividends to our shareholders is subject to the restrictions set forth in the Delaware General Corporation Law, or the DGCL. The DGCL provides that a corporation, unless otherwise restricted by its certificate of incorporation, may declare and pay dividends out of its surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or for the preceding fiscal year, as long as the amount of capital of the corporation is not less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets. Surplus is defined as the excess of a corporation's net assets (i.e., its total assets minus its total liabilities) over the capital associated with issuances of its common stock. Moreover, DGCL permits a board of directors to reduce its capital and transfer such amount to its surplus. In determining the amount of surplus of a Delaware corporation, the assets of the corporation, including stock of subsidiaries owned by the corporation, must be valued at their fair market value as determined by the board of directors, regardless of their historical book value. Our ability to pay dividends is also subject to certain other limitations. See "Item 1. Business—Supervision and Regulation" in Part I of this Annual Report on Form 10-K and Note 20 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

        Our ability to pay cash dividends to our shareholders is also limited by certain covenants contained in the indentures governing trust preferred securities issued by us or entities that we have acquired, and the debentures underlying the trust preferred securities. Generally the indentures provide that if an Event of Default (as defined in the indentures) has occurred and is continuing, or if we are in default with respect to any obligations under our guarantee agreement which covers payments of the obligations on the trust preferred securities, or if we give notice of any intention to defer payments of interest on the debentures underlying the trust preferred securities, then we may not, among other restrictions, declare or pay any dividends (other than a dividend payable by the Bank to the holding company) with respect to our common stock. Notification to the FRB is also required prior to our declaring and paying a cash dividend to our stockholders during any period in which our quarterly net earnings are insufficient to fund the dividend amount. Under such circumstances, we may not pay a dividend should the FRB object until such time as we receive approval from the FRB or no longer need to provide notice under applicable regulations.

        Holders of Company common stock are entitled to receive dividends declared by the Board of Directors out of funds legally available under state law governing the Company and certain federal laws and regulations governing the banking and financial services business. During 2009, 2008 and 2007, the Company paid $11.1 million, $35.4 million and $37.5 million, respectively, in cash dividends on common stock. Since January 2008, we have declared the following quarterly dividends:

Record Date	Pay Date	Amount per Share
February 15, 2008	February 29, 2008	$0.32
May 27, 2008	June 3, 2008	$0.32
August 15, 2008	August 29, 2008	$0.32
November 14, 2008	November 26, 2008	$0.32
February 16, 2009	February 27, 2009	$0.32
May 15, 2009	May 29, 2009	$0.01
August 24, 2009	September 4, 2009	$0.01
November 16, 2009	November 30, 2009	$0.01
March 5, 2010	March 15, 2010	$0.01

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

        PacWest's primary source of income is the receipt of cash dividends from the Bank. The availability of cash dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the bank in question, and other factors, that the FRB, the FDIC or the DFI could assert that payment of dividends or other payments is an unsafe or unsound practice. Pacific Western is subject to restrictions under certain federal and state laws and regulations governing banks which limit its ability to transfer funds to the holding company through intercompany loans, advances or cash dividends. Dividends paid by state banks such as Pacific Western are regulated by the DFI under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for three previous fiscal years less any dividend paid during such period. During 2009, no dividends were paid to PacWest from the Bank. As of this date and for the foreseeable future, any further cash dividends from the Bank to the Company will require DFI approval. See "Item 1. Business—Regulation and Supervision," in Part I of this Annual Report on Form 10-K for further discussion of potential regulatory limitations on the holding company's receipt of funds from the Bank, as well as "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity" and Note 20 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for a discussion of other factors affecting the availability of dividends and limitations on the ability to declare dividends.

 Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of December 31, 2009, regarding securities issued and to be issued under our equity compensation plans that were in effect during fiscal 2009:

Plan Category	Plan Name	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
		(a)		(b)	(c)
Equity compensation plans approved by security holders	The PacWest Bancorp 2003 Stock Incentive Plan(1)	—	(2)	$—	1,580,160	(3)
Equity compensation plans not approved by security holders	None	—		—	—

(1)
The PacWest Bancorp 2003 Stock Incentive Plan (the "Incentive Plan") was last approved by the shareholders of the Company at our 2009 Annual Meeting of Shareholders.

(2)
Amount represents outstanding options only and does not include the 1,095,417 shares of unvested time-based and performance-based restricted stock awarded since 2003 and outstanding as of December 31, 2009 with an exercise price of zero.

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

        The following table presents stock purchases made during the fourth quarter of 2009:

	Total Shares Purchased		Average Price Per Share
October 1 - October 31, 2009	—		$—
November 1 - November 30, 2009	52,697	(a)	16.06
December 1 - December 31, 2009	—		—

Total	52,697		$16.06

(a)
Shares repurchased pursuant to net settlement by employees, in satisfaction of financial obligations incurred through the vesting of the Company's restricted stock.

Five-Year Stock Performance Graph

        The following chart compares the yearly percentage change in the cumulative shareholder return on our common stock based on the closing price during the five years ended December 31, 2009, with (1) the Total Return Index for U.S. companies traded on The Nasdaq Stock Market (the "NASDAQ Composite") and (2) the Total Return Index for NASDAQ Bank Stocks (the "NASDAQ Bank Index"). This comparison assumes $100 was invested on December 31, 2004, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. PacWest's total cumulative loss was 45.7% over the five year period ending December 31, 2009 compared to a gain of 5.6% and a loss of 39.5% for the NASDAQ Composite and NASDAQ Bank Index.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
PacWest Bancorp	$100.00	$130.01	$127.70	$103.27	$71.04	$54.35
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
NASDAQ Bank	100.00	98.57	111.92	89.33	71.39	60.47

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth certain of our financial and statistical information for each of the years in the five-year period ended December 31, 2009. This data should be read in conjunction with our audited consolidated financial statements as of December 31, 2009 and 2008, and for each of the years in the three-year period ended December 31, 2009, and related Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

	At or for the Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts and percentages)
Results of Operations(a):
Interest income	$269,874	$287,828	$350,981	$301,597	$183,352
Interest expense	53,828	68,496	85,866	59,640	22,917

NET INTEREST INCOME	216,046	219,332	265,115	241,957	160,435
Provision for credit losses	159,900	45,800	3,000	9,600	1,420

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	56,146	173,532	262,115	232,357	159,015
Increase in FDIC loss sharing asset	16,314	—	—	—	—
Gain from Affinity acquisition	66,989	—	—	—	—
Other noninterest income	22,604	24,427	32,920	16,466	13,778
Goodwill write-off	—	761,701	—	—	—
Other noninterest expense	179,204	144,234	142,265	121,455	87,302

NET EARNINGS (LOSS) BEFORE INCOME TAX BENEFIT (EXPENSE) AND EFFECT OF ACCOUNTING CHANGE	(17,151)	(707,976)	152,770	127,368	85,491
Income tax benefit (expense)	7,801	(20,089)	(62,444)	(51,512)	(35,125)

NET EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(9,350)	(728,065)	90,326	75,856	50,366
Cumulative effect on prior years (to December 31, 2005) of changing the method of accounting for stock-based compensation forfeitures	—	—	—	142	—

NET EARNINGS (LOSS)	$(9,350)	$(728,065)	$90,326	$75,998	$50,366

Share Data:
Earnings (loss) per common share (EPS):
Basic	$(0.30)	$(26.81)	$3.08	$3.17	$2.99
Diluted	(0.30)	(26.81)	3.08	3.16	2.94
Dividends declared per share	0.35	1.28	1.28	1.21	0.97
Book value per share(b)	$14.43	$13.17	$40.65	$39.42	$27.30
Tangible book value per share(b)	$13.48	$11.77	$11.88	$12.82	$9.68
Shares outstanding at the end of the year(b)	35,128	28,528	28,002	29,636	18,347

	At or for the Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts and percentages)
Average shares outstanding for basic EPS	31,899	27,177	28,572	23,476	16,536
Average shares outstanding for diluted EPS	31,899	27,177	28,591	23,588	16,800
Ending Balance Sheet Data:
Assets	$5,324,079	$4,495,502	$5,179,040	$5,553,323	$3,226,411
Interest-bearing deposits in financial institutions	117,133	58,780	420	501	90
Investments	474,129	155,359	133,537	120,128	239,354
Loans held for sale	—	—	63,565	173,319	—
Non-covered loans, net of unearned income(c)	3,707,383	3,987,891	3,949,218	4,189,543	2,467,828
Covered loans, net	621,686	—	—	—	—
Allowance for credit losses—non-covered loans(c)	124,278	68,790	61,028	61,179	32,971
FDIC loss sharing asset	112,817	—	—	—	—
Goodwill	—	—	761,990	738,083	295,890
Intangible assets	33,296	39,922	43,785	50,427	27,298
Deposits	4,094,569	3,475,215	3,245,146	3,685,733	2,405,361
Borrowings	542,763	450,000	612,000	499,000	160,300
Subordinated debentures	129,798	129,994	138,488	149,219	121,654
Stockholders' equity	506,773	375,726	1,138,352	1,168,328	500,778
Asset Quality—Non-covered:
Nonaccrual loans(c)	$240,167	$63,470	$22,473	$22,095	$8,422
OREO	43,255	41,310	2,736	—	—

Non-covered nonperforming assets	$283,422	$104,780	$25,209	$22,095	$8,422

Selected Financial Ratios:
Stockholders' equity to assets at period end	9.52%	8.36%	21.98%	21.04%	15.52%
Tangible common equity ratio	8.95	7.54	7.60	7.97	6.12
Return on average assets	(0.19)	(15.43)	1.73	1.72	1.68
Return on average equity	(1.93)	(106.28)	7.66	9.13	12.10
Average equity/average assets	10.06	14.52	22.55	18.88	13.90
Loan to deposit ratio	105.73	114.75	121.70	113.67	102.60
Net interest margin	4.79	5.30	6.34	6.67	6.37
Dividend payout ratio	(d)	(d)	41.56	38.29	32.99
Asset Quality Ratios:
Non-covered nonaccrual loans to non-covered loans, net of unearned income(c)	6.48%	1.59%	0.57%	0.53%	0.34%
Non-covered nonperforming assets to non-covered loans, net of unearned income and OREO(c)	7.56%	2.60%	0.64%	0.53%	0.34%
Allowance for credit losses to non-covered loans, net of unearned income	3.35%	1.72%	1.55%	1.46%	1.34%

	At or for the Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts and percentages)
Allowance for credit losses to non-covered nonaccrual loans	51.75%	108.38%	271.60%	276.90%	391.50%

(a)
Operating results of acquired companies are included from the respective acquisition dates. See Note 3 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

(b)
Includes 1,095,417 shares, 1,309,586 shares, 861,269 shares, 750,014 shares and 405,831 shares of unvested restricted stock outstanding at December 31, 2009, 2008, 2007, 2006 and 2005.

(c)
On February 23, 2010, the Bank sold 61 non-covered adversely classified loans totaling $323.6 million to an institutional buyer for $200.6 million in cash. The loans sold included $110.5 million in nonaccrual loans and $105.1 million in restructured loans. For further information about the loan sale, non-covered loan portfolio concentrations and pro forma credit quality data as of December 31, 2009, see—Overview, February 2010 Non-Covered Loan Sale included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and note 24 in Notes to Consolidated Financial Statements included in "Item 8. Financial Statement and Supplementary Data."

(d)
Not meaningful.

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

        Pacific Western is a full-service commercial bank offering a broad range of banking products and services including: accepting time, money market, and demand deposits; originating loans, including commercial, real estate construction, SBA guaranteed, consumer, and international loans; and providing other business-oriented products. Our operations are primarily located in Southern California and the Bank focuses on conducting business with small to medium size businesses in our marketplace, the owners and employees of those businesses and households in and around the communities we serve. Through our asset-based lending offices we also operate in Arizona, Northern California, and the Pacific Northwest.

        Over the last two years, the Company's assets have grown $145.0 million, or 2.8%, and totaled $5.3 billion at December 31, 2009. The growth was due primarily to $316.3 million in loan growth, including loans acquired in the acquisition of Affinity Bank ("Affinity") and an increase in securities available for sale of $316.8 million. During this timeframe, we wrote off $762 million of goodwill. At December 31, 2009, gross non-covered loans totaled $3.7 billion, or 70% of assets, and covered loans totaled $622 million, or 12% of assets. At this date, the non-covered loans were composed of approximately 22% in commercial loans, 59% in commercial real estate loans, 7% in commercial real estate construction loans, 5% in residential real estate construction loans, 6% in residential real estate loans and 1% in consumer and other loans. These percentages include some foreign loans, primarily to individuals or entities with business in Mexico, representing 1% of non-covered loans. Our portfolio's value and credit quality is affected in large part by real estate trends in Southern California.

        Pacific Western competes actively for deposits and emphasizes solicitation of noninterest-bearing deposits. In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin, as net interest income accounts for 67% of our net revenues (net interest income plus noninterest income) for 2009. Noninterest income for 2009 includes a pre-tax gain of $67 million related to the Affinity acquisition; when this gain is excluded, net interest income represents 85% of our net revenues for 2009.

        We have completed 21 business acquisitions since the Company's inception in 1999, including two FDIC-assisted transactions during the last two years. These acquisitions affect the comparability of our reported financial information as the operating results of the acquired entities are included in our operating results only from their respective acquisition dates. For further information on our acquisitions, see Notes 3 and 4 in Notes to Consolidated Financial Statements included in "Item 8. Financial Statement and Supplementary Data."

  Affinity Acquisition

        On August 28, 2009, Pacific Western Bank acquired substantially all of the assets of Affinity, including all loans, and assumed substantially all of its liabilities, including the insured and uninsured deposits and excluding certain brokered deposits from the Federal Deposit Insurance Corporation ("FDIC") in an FDIC-assisted transaction (the "Affinity acquisition"). Pursuant to the terms of a purchase and assumption agreement and based on the closing with the FDIC as of August 28, 2009, Pacific Western (a) acquired $675.6 million in loans, $22.9 million in foreclosed assets, $175.4 million in investments and $371.5 million in cash and other assets, and (b) assumed $868.2 million in deposits, $305.8 million in borrowings, and $32.6 million in other liabilities. In connection with the Affinity acquisition, the FDIC made a cash payment to Pacific Western of $87.2 million. We entered into a loss sharing agreement with the FDIC, whereby the FDIC will cover a substantial portion of any future losses on loans, other real estate owned and certain investment securities. We refer to the acquired assets subject to the loss sharing agreement collectively as "covered assets." Under the terms of such loss sharing agreement, the FDIC will absorb 80% of losses and receive 80% of loss recoveries on the first $234 million of losses on the covered assets and absorb 95% of losses and receive 95% of loss recoveries on covered assets exceeding $234 million. The loss sharing agreement is in effect for 5 years for commercial assets (non-residential loans, OREO and certain securities) and 10 years for residential loans from the August 28, 2009 acquisition date. The loss recovery provisions are in effect for 8 years for commercial assets and 10 years for residential loans from the acquisition date.

        The acquisition of Affinity's net assets constitutes a business acquisition as defined by the Business Combinations topic. Accordingly the acquired assets, including the FDIC loss sharing asset and identifiable intangible asset, and the assumed liabilities were recorded at their estimated fair values as of the August 28, 2009 acquisition date. Such fair values are preliminary estimates and are subject to adjustment for up to one year after the acquisition date. The application of the acquisition method of accounting resulted in a gain of $67.0 million ($38.9 million after-tax). Such gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed. See Note 3 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the acquisition.

February 2010 Non-Covered Loan Sale

        On February 23, 2010, the Bank sold 61 non-covered adversely classified loans totaling $323.6 million to an institutional buyer for $200.6 million in cash. The difference between the amount of the loans sold and the cash selling price of $123.0 million was charged to the allowance for loan losses at the time of the sale. Such charge-off was offset by $51.6 million in allowance previously allocated to the loans sold at December 31, 2009. The sale was on a servicing-released basis and without recourse to Pacific Western Bank. All loans sold were legacy Pacific Western Bank loans and none were "covered loans" acquired in the Affinity Bank acquisition. The loans sold included $110.5 million in nonaccrual loans and $105.1 million in restructured loans. The loan sale was intended to reduce non-covered loan concentrations and improve credit quality measures.

        Actual and unaudited pro forma credit-related financial information as of December 31, 2009 is shown below. The pro forma amounts reflect the sale of the adversely classified loans as of year-end 2009. The amounts shown in the following tables under the columns headed "Loans Sold" represent the balances of the loans on December 31, 2009; the balances of such loans on the date sold totaled

$323.6 million. The following table shows our non-covered loan portfolio concentration as of December 31, 2009 and on a pro forma basis giving effect to the loan sale.

	At December 31, 2009
	Actual	Loans Sold	Pro Forma
	(Dollars in thousands)
Commercial	$815,527	$(9,948)	$805,579
Real estate—construction	440,286	(143,955)	296,331
Commercial real estate—mortgage	2,425,328	(171,931)	2,253,397
Consumer	32,241	—	32,241

Total non-covered loans	3,713,382	(325,834)	3,387,548
Unearned income, net	(5,999)	825	(5,174)

Total non-covered loans, net of unearned income, net	$3,707,383	$(325,009)	$3,382,374

        The following table shows our non-covered nonperforming assets, non-covered restructured loans, and credit quality data as of December 31, 2009 and on a pro forma basis giving effect to the loan sale.

	At December 31, 2009
	Actual	Loan Sale	Pro Forma
	(In thousands)
Nonaccrual loans	$240,167	$(110,536)	$129,631
Other real estate owned	43,255	—	43,255

Total nonperforming assets	$283,422	$(110,536)	$172,886

Non-covered nonaccrual loans to total non-covered loans, net of unearned income	6.48%		3.83%

Nonperforming assets to total loans and other real estate owned	7.56%		5.05%

Non-covered restructured loans	$181,454	$(105,114)	$76,340

        The following table shows the effect of the February 2010 loan sale on nonaccrual loans as of December 31, 2009 and on a pro forma giving effect to the loan sale.

	Non-Covered Nonaccrual Loans
	At December 31, 2009
Loan category	Actual	Loan Sale	Pro Forma
	(In thousands)
SBA 504	$22,849	$(9,137)	$13,712
SBA 7(a) and Express	12,026	—	12,026
Residential construction	17,018	(10,636)	6,382
Commercial real estate	88,483	(40,254)	48,229
Commercial construction	26,394	(19,017)	7,377
Commercial	6,052	—	6,052
Commercial land	9,113	(5,240)	3,873
Residential other	19,127	(17,660)	1,467
Residential land	37,104	(8,592)	28,512
Residential multifamily	1,281	—	1,281
Other, including foreign	720	—	720

Total	$240,167	$(110,536)	$129,631

        The details of the construction loan portfolio as of December 31, 2009 and on a pro forma basis giving effect to the loan sale follow:

	At December 31, 2009
	Actual	Loans Sold	Pro Forma
	(Dollars in thousands)
Commercial construction:
100% owner occupied	$20,086	$(6,756)	$13,330
Industrial/warehouse	67,915	(8,436)	59,479
Office building	37,300	(32,706)	4,594
Retail	49,573	(24,140)	25,433
Land acquisition	38,905	(6,775)	32,130
Unimproved commercial land	25,709	—	25,709
Other	28,860	(4,459)	24,401

Total commercial construction	268,348	(83,272)	185,076
Residential construction:
Land acquisition and development	$52,458	$(26,950)	$25,508
Nonowner-occupied single family	30,103	(9,925)	20,178
Unimproved residential land	39,003	—	39,003
Multifamily	38,825	(20,690)	18,135
Owner occupied	11,549	(3,118)	8,431

Total residential construction	171,938	(60,683)	111,255

Total construction	$440,286	$(143,955)	$296,331

        Our largest non-covered loan portfolio concentration is the real estate mortgage category, which includes loans secured by commercial and residential real estate. The loans sold reduce our non-covered real estate mortgage loan portfolio as indicated in the following table.

	At December 31, 2009
	Actual	Loans Sold	Pro Forma
	(In thousands)
Commercial real estate mortgage:
Owner-occupied	$377,057	$(12,392)	$364,665
Retail	479,370	(32,088)	447,282
Office buildings	343,746	—	343,746
Industrial/warehouse	356,227	—	356,227
Hotels and other hospitality	257,489	(57,986)	199,503
Other	381,167	(16,516)	364,651

Total commercial real estate mortgage	2,195,056	(118,982)	2,076,074

Residential real estate mortgage:
Multi-family	105,276	(25,216)	80,060
Single family owner-occupied	84,591	(9,667)	74,924
Single family nonowner-occupied	40,405	(18,066)	22,339

Total residential real estate mortgage	230,272	(52,949)	177,323

Total real estate mortgage	$2,425,328	$(171,931)	$2,253,397

 Key Performance Indicators

        Among other factors, our operating results depend generally on the following:

  The Level of Our Net Interest Income

        Net interest income is the excess of interest earned on our interest-earning assets over the interest paid on our interest-bearing liabilities. The low market interest rate environment that continued during 2009 compressed our net interest margin. Our balance sheet structure resulted in the yield on our earning assets decreasing more rapidly and significantly than the cost of our funding sources during 2009. A sustained low interest rate environment combined with tight marketplace liquidity and low loan growth may further lower both our net interest income and net interest margin going forward. Our primary interest-earning asset is loans. Our primary interest-bearing liabilities include deposits, borrowings, and subordinated debentures. We attribute our high net interest margin to our loan-to-deposit ratio which was well over 100% for the last 4 years and a high level of noninterest-bearing deposits. While our deposit balances will fluctuate depending on deposit holders' perceptions of alternative yields available in the market, we attempt to minimize these variances by attracting a high percentage of noninterest-bearing deposits, which have no expectation of yield. At December 31, 2009, approximately 32% of our total deposits were noninterest-bearing. The disruptions in the financial credit and liquidity markets have resulted in increased competition from financial institutions seeking to maintain liquidity. In addition to deposits, we have borrowing capacity under various credit lines which we use for liquidity needs such as funding loan demand, managing deposit flows and interim acquisition financing. This borrowing capacity is relatively flexible and has become one of the least expensive sources of funds. However, our borrowing lines are considered a secondary source of liquidity as we serve our local markets and customers with our deposit products.

  Loan Growth

        We generally seek new lending opportunities in the $500,000 to $10 million range, try to limit loan maturities for commercial loans to one year, for construction loans up to 18 months, and for commercial real estate loans up to ten years, and to price lending products so as to preserve our interest spread and net interest margin. We sometimes encounter strong competition in pursuing lending opportunities such that potential borrowers obtain loans elsewhere at lower rates than those we offer. We have continued to reduce our exposure to residential construction and foreign loans, including limiting the amount of new loans in these categories. Our ability to make new loans is dependent on economic factors in our market area, borrower qualifications, competition, and liquidity, among other items. Considering the current state of the economy in Southern California and the competition among banks for liquidity, loan growth was not a focus area for us in 2009 and we expect the same for 2010.

        The February 2010 loan sale reduced non-covered loans by $323.6 million. This reduction, coupled with the expected decline in covered loans, may result in negative loan growth in 2010.

  The Magnitude of Credit Losses

        We stress credit quality in originating and monitoring the loans we make and measure our success by the levels of our nonperforming assets, net charge-offs and allowance for credit losses. Our allowance for credit losses is the sum of our allowance for loan losses and our reserve for unfunded loan commitments and relates only to our non-covered loans. Provisions for credit losses are charged to operations as and when needed for both on and off balance sheet credit exposure. Loans which are deemed uncollectible are charged off and deducted from the allowance for loan losses. Recoveries on loans previously charged off are added to the allowance for loan losses. During the year ended December 31, 2009, we made a provision for credit losses totaling $159.9 million composed of

$141.9 million on non-covered loans and $18.0 million on covered loans. The provision for credit losses on the non-covered portfolio resulted from elevated levels of classified and non-accrual loans and net charge-offs, usage trends of unfunded loan commitments, general market conditions, and portfolio risk concentrations. The provision for credit losses on the covered loan portfolio reflects an increase in the covered loan allowance for credit losses resulting from credit deterioration since the acquisition date.

        We regularly review our loans to determine whether there has been any deterioration in credit quality stemming from economic conditions or other factors which may affect collectibility of our loans. Changes in economic conditions, such as inflation, unemployment, increases in the general level of interest rates, declines in real estate values and negative conditions in borrowers' businesses, could negatively impact our customers and cause us to adversely classify loans and increase portfolio loss factors. An increase in classified loans generally results in increased provisions for credit losses. Any deterioration in the real estate market may lead to increased provisions for credit losses because of our concentration in real estate loans.

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

Quarterly Period in 2009	Ratio
First	71.0%
Second	85.5%
Third	37.1%
Fourth	53.7%

        The decrease in the efficiency ratio for the third quarter of 2009 was due mostly to the $67.0 million gain from the Affinity acquisition which reduced the efficiency ratio by 4,153 basis points from 78.7% to 37.1%. The $16.3 million increase in the FDIC loss sharing asset in the fourth quarter reduced the efficiency ratio 1,292 basis points from 66.6% to 53.7%. Noninterest expense also includes write downs and holding costs on other real estate owned (OREO), net of gains and operating income during the holding period. The magnitude of our quarterly net OREO costs has also increased our efficiency ratios.

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

        Our significant accounting policies and practices are described in Note 1 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." The

accounting policies that involve significant estimates and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, are considered critical accounting policies. We have identified our policies for the allowances for credit losses, the carrying values of intangible assets, and deferred income tax assets as critical accounting policies.

  Allowance for Credit Losses on Non-Covered Loans

        The allowance for credit losses on non-covered loans is the combination of the allowance for loan losses and the reserve for unfunded loan commitments. The allowance for credit losses on non-covered loans relates only to loans which are not subject to the loss-sharing agreement with the FDIC. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities. Generally, as loans are funded, the amount of the commitment reserve applicable to such funded loans is transferred from the reserve for unfunded loan commitments to the allowance for loan losses based on our reserving methodology. At December 31, 2009, the allowance for credit losses on non-covered loans totaled $124.3 million and was comprised of the allowance for loan losses of $118.7 million and the reserve for unfunded loan commitments of $5.6 million. The following discussion is for non-covered loans and the allowance for credit losses thereon. Refer to "Allowance for Credit Losses on Covered Loans" for the policy on covered loans.

        Both the provision for credit losses and the allowance for credit losses increased substantially from the amounts recognized in 2008. Such increase was due to the high level of charge-offs taken in 2009 which increased the loss factors applied to pools of loans and elevated levels of adversely classified loans, including nonaccrual loans, which caused increases in allowance allocations to such higher-risk portfolio segments.

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

        Our loan portfolio, excluding impaired loans which are evaluated individually, is categorized into several pools for purposes of determining allowance amounts by loan pool. The loan pools we currently evaluate are: commercial real estate construction, residential real estate construction, SBA real estate, hospitality real estate, real estate other, commercial collateralized, commercial unsecured, SBA commercial, consumer, foreign, asset-based, and factoring. Within these loan pools, we then evaluate loans not adversely classified, which we refer to as "pass" credits, separately from adversely classified loans. The adversely classified loans are further grouped into three credit risk rating categories: special mention, substandard and doubtful. The allowance amounts for pass rated loans and those loans adversely classified, which are not reviewed individually, are determined using historical loss rates developed through migration analysis. The migration analysis is updated quarterly based on historic losses and movement of loans between ratings. As a result of this migration analysis and its quarterly updating, the increases we experienced in both chargeoffs and adverse classifications resulted in increased loss factors. In addition, beginning with the third quarter of 2008, we shortened the allowance methodology's accumulated net charge-off look-back data from 32 quarters to 16 quarters to allow greater emphasis on current charge-off activity. Such shortening also increased the loss factors.

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

        We recognize the determination of the allowance for loan losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform sensitivity analyses to provide insight regarding the impact adverse changes in credit risk ratings may have on our allowance for loan losses. The sensitivity analyses has inherent limitations and is based on various assumptions as of a point in time and, accordingly, it is not necessarily representative of the impact loan risk rating changes may have on the allowance for loan losses. At December 31, 2009, in the event that 1% of our non-covered loans were downgraded one credit risk rating category for each category (e.g., 1% of the "pass" category moved to the "special mention" category, 1% of the "special mention" category moved to "substandard" category, and 1% of the "substandard" category moved to the "doubtful" category within our current allowance methodology), the allowance for loan losses would have increased by approximately $3.4 million. In the event that 5% of our non-covered loans were downgraded one credit risk category, the allowance for loan losses would increase by approximately $16.9 million. Given current processes employed by the Company, management believes the credit risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different conclusions that could be significant to the Company's financial statements. In addition, current credit risk ratings are subject to change as we continue to review loans within our portfolio and as our borrowers are impacted by economic trends within their market areas.

        Management believes that the allowance for loan losses is adequate and appropriate for the known and inherent risks in our non-covered loan portfolio. In making its evaluation, management considers certain quantitative and qualitative factors including the Company's historical loss experience, the volume and type of lending conducted by the Company, the results of our credit review process, the amounts of classified, criticized and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values, and other factors regarding collectibility and impairment. To the extent we experience, for example, increased levels of documentation deficiencies, adverse changes in collateral values, or negative changes in economic and business conditions which adversely affect our borrowers, our classified loans may increase. Higher levels of classified loans generally result in higher allowances for loan losses.

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

  Allowance for Credit Losses on Covered Loans

        The loans acquired in the Affinity acquisition are covered by a loss sharing agreement with the FDIC and we will be reimbursed for a substantial portion of any future losses. Under the terms of such loss sharing agreement, the FDIC will absorb 80% of losses and receive 80% of loss recoveries on the first $234 million of losses on covered assets and absorb 95% of losses and receive 95% of loss recoveries on covered assets exceeding $234 million. The loss sharing agreement is in effect for 5 years for commercial assets (non-residential loans, OREO and certain securities) and 10 years for residential loans from the August 28, 2009 acquisition date. The loss recovery provisions are in effect for 8 years for commercial assets and 10 years for residential loans from the acquisition date.

        We evaluated the acquired covered loans and have elected to account for them under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30").

        The covered loans acquired in the Affinity transaction are subject to our internal and external credit review. If and when credit deterioration occurs subsequent to the August 28, 2009 acquisition date, a provision for credit losses for covered loans will be charged to earnings for the full amount without regard to the FDIC loss sharing agreement. Under the accounting guidance of ASC 310-30 for acquired loans, the allowance for loan losses on covered loans is measured at each financial reporting date, or measurement date, based on expected cash flows. Accordingly, decreases in expected cash flows on the acquired covered loans as of the measurement date compared to those originally estimated are recognized by recording a provision for credit losses on covered loans. The portion of the loss on covered loans reimbursable from the FDIC is recorded in noninterest income and increases the FDIC loss sharing asset. Please see "—Financial Condition—Allowance for Credit Losses on Covered Loans" and Notes 1(h), 6 and 7 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for more information.

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

        Our other intangible assets are core deposit and customer relationship intangibles. The establishment and subsequent amortization of these intangible assets requires several assumptions including, among other things, the estimated cost to service deposits acquired, discount rates, estimated attrition rates and useful lives. We assess these intangible assets for impairment quarterly. If the value of the core deposit intangible or the customer relationship intangible is determined to be less than the carrying value in future periods, a writedown would be taken through a charge to our earnings. The most significant element in evaluation of these intangibles is the attrition rate of the acquired deposits or loan relationships. If such attrition rate were to accelerate from that which we expected, the intangible may have to be reduced by a charge to earnings. The attrition rate related to deposit flows or loan flows is influenced by many factors, the most significant of which are alternative yields for loans and deposits available to customers and the level of competition from other financial institutions and financial services companies.

  Deferred Income Tax Assets

        Our deferred income tax assets arise mainly from differences in the dates that items of income and expense enter into our reported income and taxable income and to a smaller extent net operating loss carryforwards. Deferred tax assets are established for these items as they arise based on our judgments that they are realizable. From an accounting standpoint, we determine whether a deferred tax asset is realizable based on the historical level of our taxable income and estimates of our future taxable income. In most cases, the realization of the deferred tax asset is based on our future profitability. If we were to experience either reduced profitability or operating losses in a future period, the realization of our deferred tax assets would be questionable. In such an instance, we could be required to record a valuation reserve on our deferred tax assets by charging earnings.

Non-GAAP Measurements

        The discussion in this Annual Report on Form 10-K contains non-GAAP financial disclosures for tangible capital. The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company's operational performance and to enhance investors' overall understanding of such financial performance. Tangible common equity is a non-GAAP financial measure used by investors, analysts, and bank regulatory agencies. Tangible common equity includes total equity, less any preferred equity, goodwill and intangible assets. The methodology of determining tangible common equity may differ among companies. Management reviews tangible common equity along with other measures of capital adequacy on a regular basis and has included this non-GAAP financial information, and the corresponding reconciliation to total equity, because of current interest in such information on the part of market participants.

        These non-GAAP financial measures are presented for supplemental informational purposes only for understanding the Company's financial condition and operating results and should not be considered a substitute for financial information presented in accordance with United States generally accepted accounting principles (GAAP). The following table presents performance ratios in accordance with GAAP and a reconciliation of the non-GAAP financial measurements to the GAAP financial measurements.

 Non-GAAP Measurements (Unaudited)

	For the Years Ended December 31,
In thousands, except per share data and percentages	2009	2008	2007
End of period assets	$5,324,079	$4,495,502	$5,179,040
Intangibles	33,296	39,922	805,775

End of period tangible assets	$5,290,783	$4,455,580	$4,373,265

End of period equity	$506,773	$375,726	$1,138,352
Intangibles	33,296	39,922	805,775

End of period tangible equity	$473,477	$335,804	$332,577

Equity to assets ratio	9.52%	8.36%	21.98%

Tangible common equity ratio	8.95%	7.54%	7.60%

Pacific Western Bank
End of period assets	$5,313,750	$4,488,680	$5,170,241
Intangibles	33,296	39,922	805,775

End of period tangible assets	$5,280,454	$4,448,758	$4,364,466

End of period equity	$585,940	$494,858	$1,312,873
Intangibles	33,296	39,922	805,775

End of period tangible equity	$552,644	$454,936	$507,098

Equity-to-assets	11.03%	11.02%	25.39%

Tangible common equity ratio	10.47%	10.23%	11.62%

Results of Operations

  Acquisitions Impact Earnings Performance

        The comparability of financial information is affected by our acquisitions. Our results include the operations of acquired entities from the dates of acquisition. BFI ($123 million in assets) was acquired in June 2007, Security Pacific Bank deposits ($441 million in assets) were acquired in November 2008 and Affinity Bank ($1.2 billion in assets) was acquired in August 2009.

  Quarterly Results

        The following table sets forth our unaudited, quarterly results for the years ended December 31, 2009 and 2008. Comparison of quarterly results may not be meaningful due to acquisitions. See Note 3 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for further information.

	For the Quarters Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
	(Dollars in thousands, except per share data)
Interest income	$75,569	$67,510	$63,341	$63,454
Interest expense	13,242	13,273	12,632	14,681

Net interest income	62,327	54,237	50,709	48,773
Provision for credit losses	52,900	75,000	18,000	14,000

Net interest income (expense) after provision for credit losses	9,427	(20,763)	32,709	34,773
Increase in FDIC loss sharing asset	16,314	—	—	—
Gain from Affinity acquisition	—	66,989	—	—
Noninterest income	5,514	5,636	5,373	6,081
Noninterest expense	45,213	47,091	47,931	38,969
Income tax benefit (expense)	6,178	(2,046)	4,109	(440)

Net earnings (loss)	$(7,780)	$2,725	$(5,740)	$1,445

Earnings (loss) per share:
Basic	$(0.23)	$0.08	$(0.18)	$0.04

Diluted	$(0.23)	$0.08	$(0.18)	$0.04

Dividends per common share declared and paid	$0.01	$0.01	$0.01	$0.32

Common stock price range:
High	$21.19	$21.42	$19.82	$27.09
Low	$15.43	$11.66	$11.64	$9.36

	For the Quarters Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	(Dollars in thousands, except per share data)
Interest income	$68,465	$70,544	$71,422	$77,397
Interest expense	17,740	15,569	15,650	19,537

Net interest income	50,725	54,975	55,772	57,860
Provision for credit losses	8,800	7,500	3,500	26,000

Net interest income after provision for credit losses	41,925	47,475	52,272	31,860
Noninterest income	6,542	6,052	5,364	6,469
Noninterest expense	33,819	37,857	524,047	310,212
Income tax expense	(5,027)	(6,119)	(8,103)	(840)

Net earnings (loss)	$9,621	$9,551	$(474,514)	$(272,723)

Earnings (loss) per share:
Basic	$0.34	$0.35	$(17.47)	$(10.05)

Diluted	$0.34	$0.35	$(17.47)	$(10.05)

Dividends per common share declared and paid	$0.32	$0.32	$0.32	$0.32

Common stock price range:
High	$32.54	$40.00	$28.88	$41.65
Low	$18.10	$11.30	$14.85	$24.16

  Fourth quarter of 2009 compared to third quarter of 2009

        Net interest income was $62.3 million for the fourth quarter of 2009 compared to $54.2 million for the third quarter. The $8.1 million increase is largely from interest income on higher average loan and investment balances from the Affinity aquisition. Interest expense declined $31,000 during the fourth quarter as time deposit expense declined $753,000 due mostly to lower offering rates while interest expense on demand, money market and savings increased $474,000 due mostly to higher average balances. Interest expense on borrowings and subordinated debentures increased $248,000 due mainly to higher average balances.

        Our net interest margin for the fourth quarter of 2009 was 4.79%, an increase of 6 basis points when compared to the third quarter of 2009 net interest margin of 4.73%. The yield on average loans was 6.29% for the fourth quarter of 2009 compared to 6.20% for the third quarter. Net reversals of interest income on nonaccrual loans negatively impacted the fourth quarter's net interest margin by 7 basis points and loan yield by 8 basis points.

        Deposit pricing and improved deposit mix led to a 25 basis point decrease in the cost of interest-bearing deposits to 1.06% for the fourth quarter and a 13 basis point decrease in our all-in deposit cost to 0.72%. Our relatively low cost of deposits is driven by demand deposit balances, which averaged 32% of average total deposits during the fourth quarter of 2009. Average core deposits increased $267.1 million for the linked quarters. The overall cost of interest-bearing liabilities was 1.44% for the fourth quarter of 2009, down 28 basis points from the third quarter due mostly to lower time deposit costs.

        The fourth quarter provision for credit losses totaled $52.9 million and is composed of $34.9 million on the non-covered loan portfolio and $18.0 million on the covered loan portfolio. The provision on the legacy portfolio is generated by our methodology and reflects the levels of net charge-offs and adversely classified loans. The provision on the covered loan portfolio results from credit deterioration on covered loans since the Affinity acquisition date and is based on a decrease in expected cash flows.

        Noninterest income for the fourth quarter of 2009 totaled $21.8 million compared to $72.6 million in the third quarter of 2009. During the third quarter of 2009, the Company recorded a $67.0 million gain from the Affinity acquisition; there was no such gain in the fourth quarter. Fourth quarter noninterest income includes $16.3 million from an increase in the FDIC loss sharing asset due to credit deterioration on covered loans and OREO subsequent to the acquisition date. Such income mostly represents the FDIC's share of the current period's credit loss provision on covered loans and writedowns on covered OREO under the terms of the loss sharing agreement.

        Noninterest expense decreased $1.9 million to $45.2 million in the fourth quarter of 2009 compared to the prior quarter. Such decrease is due mostly to the combination of lower OREO costs of $3.1 million and a full quarter's costs from the acquired Affinity Bank operations. Fourth quarter OREO costs totaled $5.0 million, including $4.1 million for write-downs and loss provisions, compared to third quarter OREO costs of $8.1 million which included $6.2 million in write-downs and loss provisions. The remainder of the OREO costs relates mostly to holding costs. Fourth quarter noninterest expense includes a $481,000 penalty related to the early repayment of $85.0 million in acquired FHLB advances; there was no similar item in the third quarter.

        Noninterest expense includes amortization of time-based and performance-based restricted stock, which is included in compensation, and intangible asset amortization. Amortization of restricted stock totaled $1.9 million for the fourth quarter of 2009 and $2.2 million for the third quarter of 2009. Intangible asset amortization totaled $2.4 million for the fourth quarter of 2009 and $2.6 million for the third quarter of 2009.

        The effective tax rate for the fourth quarter of 2009 was 44.3% compared to 42.9% for the third quarter of 2009 with the increase due to changes in estimates for certain non-deductible expenses. The Company's blended Federal and State statutory rate is 42.0%.

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

Analysis of Average Balances, Yields and Rates

	For the Years Ended December 31,
	2009			2008			2007
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans, net of deferred fees and costs(1)(2)	$4,111,379	$258,499	6.29%	$3,958,963	$280,408	7.08%	$4,038,990	$343,617	8.51%
Investment securities(2)	258,160	10,969	4.25%	142,258	7,077	4.97%	104,945	5,364	5.11%
Federal funds sold	135	—	—	11,064	161	1.46%	38,924	1,979	5.08%
Other earning assets	144,216	406	0.28%	26,564	182	0.69%	461	21	4.56%

Total interest-earning assets	4,513,890	269,874	5.98%	4,138,849	287,828	6.95%	4,183,320	350,981	8.39%
Noninterest-earning assets:
Other assets	309,827			578,463			1,043,495

Total assets	$4,823,717			$4,717,312			$5,226,815

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest checking	$390,605	$1,754	0.45%	$358,308	$2,915	0.81%	$328,207	$2,493	0.76%
Money market	981,901	11,767	1.20%	1,007,112	19,735	1.96%	1,117,972	33,621	3.01%
Savings	114,933	270	0.23%	105,938	253	0.24%	125,549	229	0.18%
Time certificates of deposit	874,786	18,125	2.07%	561,288	18,254	3.25%	488,158	20,128	4.12%

Total interest-bearing deposits	2,362,225	31,916	1.35%	2,032,646	41,157	2.02%	2,059,886	56,471	2.74%
Other interest-bearing liabilities	680,789	21,912	3.22%	710,793	27,339	3.85%	505,357	29,395	5.82%

Total interest-bearing liabilities	3,043,014	53,828	1.77%	2,743,439	68,496	2.50%	2,565,243	85,866	3.35%
Noninterest-bearing liabilities:
Demand deposits	1,245,512			1,242,557			1,426,904
Other liabilities	50,043			46,270			55,801

Total liabilities	4,338,569			4,032,266			4,047,948
Stockholders' equity	485,148			685,046			1,178,867

Total liabilities and stockholders' equity	$4,823,717			$4,717,312			$5,226,815

Net interest income		$216,046			$219,332			$265,115

Net interest spread			4.21%			4.46%			5.04%
Net interest margin			4.79%			5.30%			6.34%

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

Analysis of Net Interest Income Changes

	2009 Compared to 2008			2008 Compared to 2007
		Increase (Decrease) Due to			Increase (Decrease) Due to
	Total Increase (Decrease)			Total Increase (Decrease)
		Volume	Rate		Volume	Rate
	(Dollars in thousands)
Loans, net of unearned income	$(21,909)	$10,486	$(32,395)	$(63,209)	$(6,688)	$(56,521)
Investment securities	3,892	5,052	(1,160)	1,713	1,860	(147)
Federal funds sold	(161)	(80)	(81)	(1,818)	(910)	(908)
Other earning assets	224	387	(163)	161	194	(33)

Total interest income	(17,954)	15,845	(33,799)	(63,153)	(5,544)	(57,609)

Interest checking	(1,161)	243	(1,404)	422	238	184
Money market	(7,968)	(482)	(7,486)	(13,886)	(3,077)	(10,809)
Savings	17	21	(4)	24	(39)	63
Time deposits	(129)	7,953	(8,082)	(1,874)	2,751	(4,625)
Borrowings and subordinated debentures	(5,427)	(1,006)	(4,421)	(2,056)	7,559	(9,615)

Total interest expense	(14,668)	6,729	(21,397)	(17,370)	7,432	(24,802)

Net interest income	$(3,286)	$9,116	$(12,402)	$(45,783)	$(12,976)	$(32,807)

  2009 compared to 2008

        Our net interest income and net interest margin are driven by the combination of our loan volume, asset yield, high proportion of demand deposit balances to total deposits, and disciplined deposit pricing.

        The $3.3 million decrease in net interest income for 2009 compared to 2008 is due mostly to reduced loan interest income offset by lower funding costs. The net interest margin fell 51 basis points year over year to 4.79% for 2009 when compared to 2008. The declines are all driven largely by the lower level of market interest rates.

        Loan interest income decreased $21.9 million from lower loan yields as a result of the lower level of market interest rates. Market interest rates declined during 2008 and then remained at historically low levels throughout 2009. Our base lending rate was lowered to 4.00% in December 2008 and remained at this level for 2009. The sustained lower interest rates contributed to our loan yields averaging 6.29% for 2009 compared to 7.08% for 2008. The higher level of nonaccrual loans also lowered loan interest income and loan yields. Of the $21.9 million decline in loan interest income, net reversals of interest income on nonaccrual loans contributed $2.4 million to this decrease; net reversals of interest income on nonaccrual loans reduced loan interest income $4.1 million for 2009 and $1.7 million for 2008. These reversals reduced the net interest margin 9 basis points for 2009 and 4 basis points for 2008.

        We reduced interest expense $14.7 million by lowering the rates paid on money market and time deposit products in the lower interest rate environment. The effect of rate reductions on time deposits was offset somewhat by higher average balances from the Security Pacific Bank and Affinity Bank acquisitions. Our overall cost of deposits was 0.88% for 2009 compared to 1.26% for 2008. Demand deposits averaged $1.2 billion for both 2009 and 2008 and represented 35% of total average deposits for 2009 and 38% of total average deposits for 2008. Borrowing costs declined from lower market interest rates and lower average FHLB borrowings.

  2008 compared to 2007

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

  Provision for Credit Losses

        The amount of the provision for credit losses in each year is a charge against earnings in that year. The provisions for credit losses are based on our reserve methodology and reflect our judgments about the adequacy of the allowance for loan losses and the reserve for unfunded loan commitments. In determining the amount of the provision, we consider certain quantitative and qualitative factors including our historical loan loss experience, the volume and type of lending we conduct, the results of our credit review process, the level and trends of classified, criticized, past due and nonaccrued loans, regulatory policies, usage trends of unfunded loan committments, portfolio concentrations, general economic conditions, underlying collateral values, off-balance sheet exposures, and other factors regarding collectibility and impairment. To the extent we experience, for example, increased levels of documentation deficiencies, adverse changes in collateral values, or negative changes in economic and business conditions which adversely affect our borrowers, our classified loans may increase. Increases in our classified loans generally result in provisions for credit losses.

        We made provisions for credit losses totaling $159.9 million during 2009, $45.8 million during 2008 and $3.0 million during 2007. The 2009 provision for credit losses was composed of a $141.6 million addition to the allowance for loan losses on the non-covered loan portfolio, an $18.0 million addition to the covered loan allowance for credit losses and a $290,000 addition to the reserve for unfunded loan commitments. The 2008 provision for credit losses was composed of a $49.0 million addition to the allowance for loan losses and a $3.2 million reduction to the reserve for unfunded loan commitments.

        Net non-covered loans charged-off in 2009 increased by $48.4 million to $86.4 million when compared to 2008. Our 2009 charge-offs are higher due to the effect the economic downturn has had on our customers and collateral values underlying our loans. The commercial real estate loan segment of the loan portfolio continues to be under stress from the current economic conditions. A protracted economic down cycle will increase the stress on this portion of the loan portfolio and we may continue to experience increased levels of charge-offs and provisions.

        The allowance for credit losses on the non-covered loan portfolio totaled $124.3 million, or 3.35% of non-covered loans, net of unearned income, at December 31, 2009. The allowance for credit losses totaled $68.8 million, or 1.72% of loans, net of unearned income, at the end of 2008. Of these amounts, the allowance for loan losses totaled $118.7 million at December 31, 2009 and $63.5 million at the end of 2008.

        The $18.0 million provision for credit losses on the covered portfolio reflects credit deterioration on covered loans subsequent to the August 28, 2009 acquisition date. This provision was based on a year end analysis of acquired loans, which indicated a decrease in expected cash flows compared to those initially estimated. Under the terms of the FDIC loss sharing agreement, the FDIC absorbs 80% of the losses reflected by the provision. As a result, $14.4 million is included in the non-interest income caption "Increase in FDIC loss sharing asset" and represents 80% of the credit loss provision for covered loans.

        Increased provisions for credit losses may be required in the future based on loan and unfunded commitment growth, the effect changes in economic conditions, such as inflation, unemployment, market interest rate levels, and real estate values may have on the ability of our borrowers to repay their loans, and other negative conditions specific to our borrowers' businesses. See "—Critical Accounting Policies," "—Financial Condition—Allowance for Credit Losses," and Notes 1(h), 6 and 7 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

  Noninterest Income

        The following table sets forth the details of noninterest income for the years indicated. The columns titled "Increase (Decrease)" set forth the year-over-year changes between 2009 and 2008 and between 2008 and 2007.

	For the Years Ended December 31,
	2009	Increase (Decrease)	2008	Increase (Decrease)	2007
	(Dollars in thousands)
Noninterest income:
Service charges on deposit accounts	$12,008	$(1,006)	$13,014	$1,441	$11,573
Other commissions and fees	6,951	(326)	7,277	258	7,019
Gain (loss) on sale of loans, net	—	303	(303)	(8,741)	8,438
Loss on sale of securities	—	(81)	81	81	—
Increase in cash surrender value of life insurance	1,579	(841)	2,420	(69)	2,489
Increase in FDIC loss sharing asset	16,314	16,314	—	—	—
Gain from Affinity acquisition	66,989	66,989	—	—	—
Other income	2,066	128	1,938	(1,463)	3,401

Total noninterest income	$105,907	$81,480	$24,427	$(8,493)	$32,920

  2009 compared to 2008

        Noninterest income increased $81.5 million for the year ended December 31, 2009 to $105.9 million from the $24.4 million earned during 2008. The increase is due mostly to the $67.0 million gain from the Affinity acquisition that occurred on August 28, 2009 coupled with the other income of $16.3 million related to the loss-sharing agreement with the FDIC on covered assets. The FDIC absorbs 80% of covered asset losses up to $234 million and 95% of losses over that amount. The $16.3 million income item includes: (a) $14.4 million representing 80% of the credit loss provision for covered loans, (b) $1.5 million representing 80% of the net write-downs and losses since the acquisition date on covered OREO, and (c) $0.4 million for time value accretion of the initial loss sharing asset.

        Income from the cash surrender value of bank owned life insurance (BOLI) policies was lower for 2009 when compared to 2008 due mostly to a lower yield for our life insurance policies, which is in line with lower market interest rates. As of December 31, 2009 we own $21.2 million in separate account BOLI polices and $44.9 million in general account BOLI policies. Our crediting rate, or yield for our life insurance policies, changes quarterly and is determined by the performance of the underlying investments. The income is recognized as an appreciation of the cash surrender value of life insurance policies. It is noncash income and not subject to income tax. The tax-equivalent yield for our life insurance policies was 4.07% during 2009 compared to 6.03% during 2008.

  2008 compared to 2007

        Noninterest income declined $8.5 million for the year ended December 31, 2008 to $24.4 million from the $32.9 million earned during 2007. The decrease in noninterest income resulted largely from lower gain on sale of loans, lower other income and higher deposit service charge income. During 2008, the SBA loan sale operation was suspended due to negative secondary market trends. We recognized net losses of $303,000 on the sale of SBA loans, including net write-downs to loans held for sale when they were transferred to the regular portfolio in 2008. This compares to 2007 net gains of $1.9 million on the sale of SBA loans and a $6.6 million gain related to the sale of a 95% participation interest in certain real estate mortgage loans totaling $353.3 million. The other income category includes gains related to recognizing an unearned discount on the payoff of certain acquired loans; such amounts were $444,000 for 2008 and $2.1 million for 2007. Deposit service fee income increased $1.4 million due mainly to the level of business deposit accounts. When market interest rates are lower business accounts tend to earn less credit towards banking services, and therefore customers pay for services outright resulting in higher fee income.

  Noninterest Expense

        The following table sets forth the details of noninterest expense for the years indicated. The columns titled "Increase (Decrease)" set forth the year-over-year changes between 2009 and 2008 and between 2008 and 2007.

	For the Years Ended December 31,
	2009	Increase (Decrease)	2008	Increase (Decrease)	2007
	(Dollars in thousands)
Noninterest expense:
Compensation	$78,173	$5,988	$72,185	$745	$71,440
Occupancy	21,807	1,671	20,136	980	19,156
Furniture and equipment	4,576	181	4,395	(534)	4,929
Data processing	6,946	714	6,232	225	6,007
Other professional services	6,914	374	6,540	239	6,301
Business development	2,541	(503)	3,044	(1,001)	4,045
Communications	2,932	(219)	3,151	(126)	3,277
Insurance and assessments	9,305	5,782	3,523	1,800	1,723
Other real estate owned, net	23,322	21,104	2,218	2,113	105
Intangible asset amortization	9,547	(73)	9,620	(54)	9,674
Reorganization charges	1,215	957	258	(1,473)	1,731
Legal settlement	—	(780)	780	780	—
Goodwill write-off	—	(761,701)	761,701	761,701	—
Other	11,926	(226)	12,152	(1,725)	13,877

Total noninterest expense	$179,204	$(726,731)	$905,935	$763,670	$142,265

  2009 compared to 2008

        Noninterest expense for the year ended December 31, 2009 totaled $179.2 million compared to $905.9 million for the same period in 2008. The $726.7 million decrease is due mostly to the $761.7 million goodwill write-off in 2008. The remaining $35.0 million increase in noninterest expense is due to higher OREO costs of $21.1 million, higher deposit insurance costs of $5.8 million and higher compensation costs of $6.0 million. OREO costs reflect higher levels of writedowns on the portfolio, which totaled $17.8 million, due to the declining real estate market and increased holding costs during the year. The increased deposit insurance costs relate to higher FDIC deposit insurance premiums, including the cost to participate in the Temporary Liquidity Guarantee Program, and the second quarter of 2009 special FDIC deposit insurance assessment of $2.0 million. Compensation costs increased year-over-year due to increased staff levels from our acquisitions and higher compensation expense from restricted stock awards. For acquisitions completed after January 1, 2009, acquisition-related costs, such as legal, accounting, valuation and other professional fees, necessary to effect a business combination, are charged to earnings in the periods in which the costs are incurred. We incurred approximately $950,000 of such costs in 2009, which are included in other professional services fees. Reorganization charges for 2009 of $1.2 million related to a first quarter staff reduction, premises costs for the closing of two banking offices in the second quarter, and additional rent for a discontinued acquired office.

        Compensation expense includes $8.2 million for 2009 and $930,000 for 2008 in amortization expense for shares of time-based and performance-based restricted stock awarded to employees. Time-based restricted stock vests either in increments over a three to five year period or at the end of such period. Performance-based restricted stock vests when the Company attains specific long-term financial targets. Beginning with the fourth quarter of 2007, the amortization of certain performance-

based restricted stock awards was suspended. During the fourth quarter of 2008 we concluded it was improbable that the financial targets would be met for the performance-based stock awards. Accordingly, we reversed the accumulated amortization on those awards through a credit of $4.5 million to compensation expense. If and when the attainment of such performance targets is deemed probable in future periods, a catch-up adjustment will be recorded and amortization of such performance-based restricted stock will begin again. The total amount of unrecognized compensation expense related to the performance-based restricted stock for which amortization was suspended and reversed totaled $27.7 million.

  2008 compared to 2007

        Noninterest expense for the year ended December 31, 2008 totaled $905.9 million compared to $142.3 million for the same period in 2007. The increase is due largely to the $761.7 million goodwill write-off in 2008.

        Compensation costs totaled $72.2 million for 2008 and included the $4.5 million expense reversal related to certain performance-based restricted stock awards. When the performance-based restricted stock amortization adjustment is excluded, compensation costs increased $5.2 million over 2007 due mostly to additional staff from acquisitions and higher discretionary bonus payments. The increase in FDIC insurance costs is due to a combination of insurance credits that were exhausted during 2008, higher assessment rates due to the events in the banking industry, and the SPB deposit acquisition. The increase in OREO costs over 2007 reflects higher costs to workout nonperforming assets, an increase in the volume of foreclosed assets, and deterioration in market values. The decrease in business development relates to a $1.0 million donation made in 2007 that did not reoccur in 2008. The decrease in other expense relates mostly to FHLB prepayment expenses in 2007 that did not reoccur in 2008.

  Income Taxes

        Effective income tax rates were 45.5%, 2.8% and 40.9% for the years ended December 31, 2009, 2008 and 2007, respectively. The difference in the effective tax rates between the annual periods relates mainly to the level of tax credits and tax deductions and the amount of tax exempt income recorded in each of the years. The 2008 effective rate is lowered by the goodwill write-off, the majority of which was not deductible for tax purposes. When the goodwill write-off is excluded, the 2008 effective tax rate is 41.1%. For further information on income taxes, see Note 15 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

 Financial Condition

  Non-Covered Loans

        The following table presents the balance of each major category of non-covered loans at December 31:

	2009		2008		2007		2006		2005
	Amount	% of Loans	Amount	% of Loans	Amounts	% of Loans	Amount	% of Loans	Amount	% of Loans
	(Dollars in thousands)
Loan Category:
Domestic:
Commercial	$781,003	21%	$845,410	21%	$852,279	22%	$752,817	18%	$639,393	26%
Real estate—construction	440,286	12	579,884	15	717,419	18	939,463	22	570,080	23
Real estate—mortgage	2,423,712	65	2,473,089	62	2,280,963	58	2,374,010	57	1,117,030	45
Consumer	32,138	1	44,938	1	49,943	1	45,984	1	47,221	2
Foreign:
Commercial	34,524	1	50,918	1	56,916	1	83,359	2	94,930	4
Other	1,719	— (a)	2,245	— (a)	1,206	— (a)	6,778	— (a)	8,320	— (a)

Total gross loans	3,713,382	100%	3,996,484	100%	3,958,726	100%	4,202,411	100%	2,476,974	100%
Less unearned income	(5,999)		(8,593)		(9,508)		(12,868)		(9,146)

Loans, net of unearned income	3,707,383		3,987,891		3,949,218		4,189,543		2,467,828
Less allowance for loan losses	(118,717)		(63,519)		(52,557)		(52,908)		(27,303)

Total net loans	$3,588,666		$3,924,372		$3,896,661		$4,136,635		$2,440,525

Loans held for sale(b)	$—		$—		$63,565		$173,319		$—

(a)
Amount is less than 1%.

(b)
Loans held for sale, consisting of SBA 504 and 7(a) loans, were transferred into the regular portfolio during the second quarter of 2008 when the SBA loan sale operation was suspended. Loans held for sale at December 31, 2007 include $54.1 million of SBA 504 loans which are real estate-mortgage loans and $9.4 million of SBA 7(a) loans which are commercial loans.

        Our non-covered foreign loans total $36.2 million and are primarily to individuals and entities located in Mexico. All of our non-covered foreign loans are denominated in U.S. dollars and the majority are collateralized by assets located in the United States or guaranteed or insured by businesses located in the United States. In addition to our outstanding non-covered foreign loans, our non-covered foreign loan commitments totaled $19.9 million at December 31, 2009. We continued to allow our non-covered foreign loan portfolio to repay in the ordinary course of business without making any new privately-insured non-covered foreign loans other than those under existing commitments.

        The following table presents the details of the non-covered nonowner-occupied residential construction portfolio at December 31, 2009 and 2008:

	As of December 31, 2009			As of December 31, 2008
	Number of loans	Average loan balance			Increase (decrease)
Loan Category			Balance	Balance
	(Dollars in thousands)
Residential land acquisition and development	16	$3,279	$52,458	$57,308	$(4,850)
Residential nonowner-occupied single family	17	1,771	30,103	94,067	(63,964)
Unimproved residential land	13	3,000	39,003	50,163	(11,160)
Residential multifamily	9	4,314	38,825	32,184	6,641

	55	$2,916	$160,389	$233,722	$(73,333)

        Our largest loan portfolio concentration is the non-covered real estate mortgage category, which includes loans secured by commercial and residential real estate. The following table presents our non-covered real estate mortgage loan portfolio excluding foreign loans at December 31, 2009 and 2008:

	As of December 31,
Loan Category	2009	2008
	(Dollars in thousand)
Commercial real estate mortgage
Owner-occupied	$377,057	$376,975
Retail	479,370	453,681
Office buildings	343,746	361,194
Industrial/warehouse	356,227	364,278
Hotels and other hospitality	257,489	288,938
Other	379,551	393,777

Total commercial real estate mortgage	2,193,440	2,238,843

Residential real estate mortgage:
Multi-family	105,276	107,377
Single family owner-occupied	84,591	91,532
Single family nonowner-occupied	40,405	35,337

Total residential real estate mortgage	230,272	234,246

Total real estate mortgage	$2,423,712	$2,473,089

  2009 compared to 2008

        During 2009 our gross non-covered loans declined $283.1 million. Real estate construction loans declined $139.6 million, commercial loans declined $80.8 million and real estate mortgage loans declined $49.4 million. We continued to reduce our exposure to nonowner-occupied real estate construction. The real estate construction category at December 31, 2009 includes commercial real estate construction loans totaling $268.3 million compared to $331.7 million at the end of 2008 and residential real estate construction loans totaling $171.9 million at the end of 2009 compared to $248.2 million at December 31, 2008. The majority of our construction loan projects are nonowner-occupied. The non-covered portfolio continues to decline as a result of repayments, foreclosures, charge-offs and the stagnant economy which causes both a low demand for loans and fewer acceptable lending opportunities.

  2008 compared to 2007

        Gross loans total $4.0 billion at December 31, 2008 and decreased $25.8 million, including loans previously held for sale, during 2008. We transferred our SBA loans previously held for sale into our regular portfolio during the second quarter of 2008 after we suspended our SBA loan sale operations due to the depressed SBA loan sale market. Real estate mortgage loans increased $192.1 million, commercial loans declined $12.9 million, real estate construction loans declined $137.5 million and consumer loans declined $5.0 million. The decrease in real estate construction loan balances during 2008 was planned as we reduced our exposure to residential construction.

  Loan Interest Rate Sensitivity

        The following table presents contractual maturity and repricing information for the indicated covered and non-covered loans at December 31, 2009:

	Repricing or Maturing In
	1 year or less	Over 1 to 5 years	Over 5 years	Total
	(Dollars in thousands)
Loan Category:
Covered	$301,395	$267,966	$70,325	$639,686
Non-covered domestic:
Commercial	493,093	225,550	62,360	781,003
Real estate, construction	394,777	45,509	—	440,286
Real estate, mortgage	452,542	930,590	1,040,580	2,423,712
Consumer	18,510	9,586	4,042	32,138
Non-covered foreign	31,846	2,781	1,616	36,243

Total	$1,692,163	$1,481,982	$1,178,923	$4,353,068

        The following table presents the interest rate profile of non-covered loans due after one year for the indicated non-covered loan categories at December 31, 2009:

	Fixed Rate	Floating Rate	Total
	(Dollars in thousands)
Domestic:
Commercial	$119,346	$168,564	$287,910
Real estate, construction	24,599	20,910	45,509
Real estate, mortgage	1,319,971	651,199	1,971,170
Consumer	9,161	4,467	13,628
Foreign	3,229	1,168	4,397

Total	$1,476,306	$846,308	$2,322,614

  February 2010 Non-covered Loan Sale

        On February 23, 2010, the Bank sold 61 non-covered adversely classified loans totaling $323.6 million to an institutional buyer for $200.6 million in cash. The difference between the amount of the loans sold and the cash selling price of $123.0 million was charge to the allowance for loan losses at the time of the sale. Such charge-off was offset by $51.6 million in allowance previously allocated to the loans sold at December 31, 2009. The loans sold included $110.5 million in nonaccrual loans and $105.1 million in restructured loans. The loan sale was intended to reduce non-covered loan concentrations and improve credit quality. For further information about the loan sale, non-covered loan portfolio concentrations and credit quality data as of December 31, 2009 and on a pro forma basis, see —Overview, February 2010 Non-Covered Loan Sale contained herein and note 24 in Notes to Consolidated Financial Statements included in "Item 8. Financial Statement and Supplementary Data."

  Covered loans

        On August 28, 2009, Pacific Western Bank acquired certain assets and liabilities of Affinity Bank from the Federal Deposit Insurance Corporation ("FDIC") in an FDIC-assisted transaction. We entered into a loss sharing agreement with the FDIC, whereby the FDIC will cover a substantial portion of any future losses on loans, other real estate owned and certain investment securities. We refer to the loans acquired in the Affinity acquisition as "covered loans". We refer to the acquired assets subject to the loss sharing agreement collectively as "covered assets." Under the terms of such loss sharing agreement, the FDIC will absorb 80% of losses and receive 80% of loss recoveries on the first $234 million of losses on covered assets and absorb 95% of losses and receive 95% of loss recoveries on covered assets exceeding $234 million. The loss sharing agreement is in effect for 5 years for commercial assets (non-residential loans, OREO and certain securities) and 10 years for residential loans from the August 28, 2009 acquisition date. The loss recovery provisions are in effect for 8 years for commercial assets and 10 years for residential loans from the acquisition date.

        At the August 28, 2009 acquisition date, we estimated the fair value of the covered loans to be $675.6 million which represents the expected cash flows from the acquired loans discounted at a market-based rate. In estimating the cash flows we used a model based on assumptions about the amount and timing of principal and interest payments, estimated prepayments, estimated default rates, estimated loss severity in the event of defaults, and current market rates.

        The following table reflects the fair value of the acquired loans at August 28, 2009 and the carrying value of such loans at December 31, 2009.

	August 28, 2009	December 31, 2009
	(Dollars in thousands)
Commercial and industrial	$12,187	$9,026
Healthcare related	55,130	57,263
Construction:
Commercial	26,922	24,418
Residential	85,097	70,721
Acquisition and development:
Residential acquisition and development	33,686	10,032
Multifamily acquisition and development	12,816	2,720
Commercial real estate	280,202	262,194
Multifamily	283,343	263,944
Residential, home equity credit lines and consumer	24,537	24,217

Total gross loans	813,920	724,535
Discount	(138,304)	(84,849)

Loans, net of discount	675,616	639,686
Less allowance for loan losses	—	18,000

Covered loans, net	$675,616	$621,686

        We evaluated the acquired covered loans and have elected to account for such loans under ASC 310-30, Loans and Debt Securities Acquired with Deteriorate Credit Quality ("ASC 310-30"). In accordance with ASC 310-30 and in estimating the fair value of the covered loans at the acquisition date, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the "undiscounted contractual cash flows") and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the "undiscounted expected cash flows"). The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference totaled $118.8 million at August 28, 2009 and represented an estimate of the undiscounted loss exposure in the Affinity loan portfolio at the acquisition date.

        On the acquisition date, the amount by which the undiscounted expected cash flows exceed the estimated fair value of the acquired loans is the "accretable yield". The accretable yield is taken into interest income over the life of the loans using the effective yield method. The accretable yield changes over time due to both accretion and as actual and expected cash flows vary from the acquisition date estimated cash flows. The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. The remaining undiscounted expected cash flows are calculated at each financial reporting date based on information then currently available. Increases in expected cash flows over those originally estimated increase the accretable yield and are recognized as interest income prospectively. Decreases in expected cash flows compared to those originally estimated decrease the accretable yield and are recognized by recording a provision for loan losses and establishing an allowance for loan losses. As the accretable yield increases or decreases from changes in cash flow expectations, the offset is a decrease or increase to the nonaccretable difference.

        The following table summarizes the accretable yield on the covered loans as of August 28, 2009 and the changes therein through December 31, 2009:

		Accretable Yield
		(In thousands)
Estimated fair value of loans acquired		$675,616
Less: undiscounted cash flows expected to be collected
Undiscounted contractual cash flows	$1,042,628
Undiscounted cash flows not expected to be collected (nonaccretable difference)	(118,838)	923,790

Accretable yield at August 28, 2009:		(248,174)
Activity through December 31, 2009:
Accretion to interest income	17,622
Decrease in expected cash flows	4,106	21,728

Accretable yield at December 31, 2009		$(226,446)

        At December 31, 2009, the weighted average remaining contractual life of the covered loan portfolio is 9.3 years.

  Nonperforming Non-Covered Assets

        The following table sets forth certain information with respect to our non-covered nonaccrual loans and other non-covered nonperforming assets. For the periods presented, we did not have any non-covered loans past due 90 days or more and still accruing.

	As of December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Nonaccrual loans	$240,167	$63,470	$22,473	$22,095	$8,422
Other real estate owned	43,255	41,310	2,736	—	—

Total nonperforming assets	$283,422	$104,780	$25,209	$22,095	$8,422

Nonperforming loans to loans, net of deferred fees and costs, including loans held for sale	6.48%	1.59%	0.56%	0.51%	0.34%
Nonperforming assets to loans, including loans held for sale, and other real estate owned	7.56%	2.60%	0.63%	0.51%	0.34%
Restructured performing loans	$181,454	$12,637	$1,942	$—	$—

        The majority of our loan restructurings relate to commercial real estate lending and involve lowering the interest rate and/or a change to interest-only payments for a period of time. In these cases, we do not typically forgive principal or extend the maturity date as part of the loan modification. At December 31, 2009, we had $181.5 million in loans that were accruing interest under the terms of troubled debt restructurings. This amount consists of $36 million in commercial loans, $51 million in construction loans and $92 million in commercial real estate loans. The majority of the restructured performing loans were on accrual status prior to the loan modifications and have remained on accrual status after the loan modifications due to the borrowers making payments before and after the restructurings. In these circumstances, generally, a borrower may have had a fixed rate loan that they continued to repay, but may be having cash flow difficulties. In an effort to work with certain borrowers, we may agree to interest rate reductions to reflect the lower market interest rate environment and/or interest-only payments for a period of time. The amount of loan restructurings has increased during 2009 as we continue to work with borrowers who are experiencing financial difficulties. As a result of the current economic environment in our market areas, we anticipate further increases in loan restructurings during 2010.

        On February 23, 2010, the Bank sold 61 non-covered adversely classified loans totaling $323.6 million to an institutional buyer for $200.6 million in cash. The loans sold included $110.5 million in nonaccrual loans and $105.1 million in restructured loans. On a pro forma basis as of December 31, 2009, the loan sale reduced nonaccrual loans, nonperforming assets and restructured performing loans to $129.6 million, $172.9 million, and $76.3 million, respectively. For further information about the loan sale, non-covered loan portfolio concentrations and credit quality data as of December 31, 2009 and on a pro forma basis, see —Overview, February 2010 Non-Covered Loan Sale contained herein and note 24 in Notes to Consolidated Financial Statements included in "Item 8. Financial Statement and Supplementary Data."

        Nonperforming assets have increased due mainly to an increase in nonaccrual loans. Such increase is due to the effect the general economic downturn has had on our borrowers' ability to repay their loans, the increased level of unemployment and disruptions in the credit market. All nonaccrual loans are considered impaired and are evaluated individually for loss exposure. At December 31, 2009, approximately $19.7 million of the allowance for credit losses was allocated to nonaccrual loans. The types of loans included in the nonaccrual category and accruing loans past due between 30 and 89 days as of December 31, 2009 and 2008 follow.

	Nonaccrual loans(1)			Accruing and over 30 days past due(1)
	December 31, 2009			December 31,
Loan category	As a % of loan category	Balance	December 31, 2008 Balance	2009 Balance	2008 Balance
	(Dollars in thousands)
SBA 504	20.1%	$22,849	$5,308	$1,603	$—
SBA 7(a) and Express	28.5%	12,026	7,544	1,487	2,330
Residential construction	16.3%	17,018	14,738	—	5,342
Commercial real estate	4.2%	88,483	11,081	1,109	26,674
Commercial construction	11.9%	26,394	1,298	1,032	3,956
Commercial	0.8%	6,052	20,325	2,592	2,298
Commercial land	15.6%	9,113	—	—	142
Residential other	16.3%	19,127	86	178	457
Residential land	68.2%	37,104	1,665	—	—
Residential multifamily	1.5%	1,281	—	—	3,292
Other, including foreign	1.1%	720	1,425	492	1,133

	6.5%	$240,167	$63,470	$8,493	$45,624

(1)
Excludes covered loans acquired in the Affinity acquisition.

        The net increase in non-covered nonaccrual loans during 2009 is composed of additions of $362.7 million, reductions, payoffs and return to accrual status of $63.4 million, sales of $12.9 million, charge-offs of $58.2 million, and foreclosures of $51.5 million. The increase in nonaccrual commercial real estate loans is due mostly to 2 loans totaling $19.4 million secured by shopping malls, a $14.7 million loan secured by a golf course in Palm Desert and 6 loans totaling $29.7 million secured by hotels. The increase in the residential other category is due mostly to a $13.1 million loan secured by residential lots, which was sold in the February 2010 loan sale. The increase in the residential land category relates to a loan collateralized by land in Ventura, California totaling $22.0 million.

        Included in the non-covered nonaccrual loans at December 31, 2009 are $34.9 million of SBA related loans representing 15% of total non-covered nonaccrual loans at that date. The SBA 504 loans are secured by first trust deeds on owner-occupied business real estate with loan-to-value ratios of generally 50% or less at the time of origination. SBA 7(a) loans are secured by borrowers' real estate and/or business assets and are covered by an SBA guarantee of up to 85% of the loan amount. The SBA guaranteed portion on the 7(a) and Express loans shown above is $10.3 million. At December 31, 2009, the SBA loan portfolio totaled $157.2 million and was composed of $114.9 million in SBA 504 loans and $42.3 million in SBA 7(a) and Express loans.

        The following table presents the non-covered OREO by property type as of the dates indicated.

	As of December 31,
Property Type	2009	2008
	(Dollars in thousands)
Improved residential land	$7,514	$3,735
Commercial real estate	28,478	27,879
Residential condominiums	—	5,343
Single family homes	7,263	4,353

Total	$43,255	$41,310

        Non-covered OREO increased $2.0 million in 2009 due to 33 foreclosures totaling $52.6 million, capitalized completion cost of $1.2 million, writedowns of $16.3 million and 25 sales totaling $35.6 million.

  Allowance for Credit Losses on Non-Covered Loans

        The allowance for credit losses on non-covered loans is the combination of the allowance for loan losses and the reserve for unfunded loan commitments. The allowance for credit losses on non-covered loans relates only to loans which are not subject the loss sharing agreement with the FDIC. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities. Generally, as loans are funded, the amount of the commitment reserve applicable to such funded loans is transferred from the reserve for unfunded loan commitments to the allowance for loan losses based on our reserving methodology. At December 31, 2009, the allowance for credit losses on non-covered loans totaled $124.3 million and was comprised of the allowance for loan losses of $118.7 million and the reserve for unfunded loan commitments of $5.6 million. The following discussion is for non-covered loans and the allowance for credit losses thereon. Refer to "Allowance for Credit Losses on Covered Loans" for the policy on covered loans.

        Both the provision for credit losses and the allowance for credit losses increased substantially from the amounts recognized in 2008. Such increase was due to elevated levels of classified and nonaccrual loans and net charge-offs, usage trends of unfunded loan commitments, general market conditions and portfolio risk concentrations.

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

        Our loan portfolio, excluding impaired loans which are evaluated individually, is categorized into several pools for purposes of determining allowance amounts by loan pool. The loan pools we currently evaluate are: commercial real estate construction, residential real estate construction, SBA real estate, hospitality real estate, real estate other, commercial collateralized, commercial unsecured, SBA commercial, consumer, foreign, asset-based, and factoring. Within these loan pools, we then evaluate loans not adversely classified, which we refer to as "pass" credits, separately from adversely classified loans. The adversely classified loans are further grouped into three credit risk rating categories: special mention, substandard and doubtful. The allowance amounts for pass rated loans and those loans adversely classified, which are not reviewed individually, are determined using historical loss rates developed through migration analysis. The migration analysis is updated quarterly based on historic losses and movement of loans between ratings. As a result of this migration analysis and its quarterly updating, the increases we experienced in both charge-offs and adverse classifications resulted in increased loss factors. In addition, beginning with the third quarter of 2008, we shortened the allowance methodology's accumulated net charge-off look-back data from 32 quarters to 16 quarters to allow greater emphasis on current charge-off activity. Such shortening also increased the loss factors.

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

        We recognize the determination of the allowance for loan losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform sensitivity analyses to provide insight regarding the impact adverse changes in credit risk ratings may have on our allowance for loan losses. The sensitivity analyses has inherent limitations and is based on various assumptions as of a point in time and, accordingly, it is not necessarily representative of the impact loan risk rating changes may have on the allowance for loan losses. At December 31, 2009, in the event that 1 percent of our non-covered loans were downgraded one credit risk rating category for each category (e.g., 1% of the "pass" category moved to the "special mention" category, 1% of the "special mention" category moved to "substandard" category, and 1% of the "substandard" category moved to the "doubtful" category within our current allowance methodology), the allowance for loan losses would have increased by approximately $3.4 million. In the event that 5% of our non-covered loans were downgraded one credit risk category, the allowance for loan losses would increase by approximately $16.9 million. Given current processes employed by the Company, management believes the credit risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different conclusions that could be significant to the Company's financial statements. In addition, current credit risk ratings are subject to change as we continue to review loans within our portfolio and as our borrowers are impacted by economic trends within their market areas.

        Management believes that the allowance for loan losses is adequate and appropriate for the known and inherent risks in our non-covered loan portfolio. In making its evaluation, management considers certain quantitative and qualitative factors including the Company's historical loss experience, the volume and type of lending conducted by the Company, the results of our credit review process, the amounts of classified, criticized and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values, and other factors regarding collectibility and impairment. To the extent we experience, for example, increased levels of documentation deficiencies, adverse changes in collateral values, or negative changes in economic and business conditions which adversely affect our borrowers, our classified loans may increase. Higher levels of classified loans generally result in higher allowances for loan losses.

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

        The following table presents the changes in our allowance for loan losses for the periods indicated:

	For the Years Ended December 31,
	2009	2008		2007	2006	2005
	(Dollars in thousands)
Balance at beginning of year	$63,519	$52,557		$52,908	$27,303	$24,083
Loans charged off:
Domestic:
Commercial	(11,982)	(7,664)		(2,091)	(1,083)	(1,646)
Real estate—construction	(28,542)	(24,998	)(a)	(660)	(144)	—
Real estate—mortgage	(46,047)	(2,617)		(454)	—	(100)
Consumer	(1,180)	(3,947)		(166)	(189)	(180)
Foreign	(368)	(349)		(1,414)	(1,691)	(1,592)

Total loans charged off	(88,119)	(39,575)		(4,785)	(3,107)	(3,518)
Recoveries on loans charged off:
Domestic:
Commercial	548	971		1,591	1,361	2,106
Real estate—construction	461	88		—	—	—
Real estate—mortgage	503	412		163	—	11
Consumer	151	47		122	171	241
Foreign	44	19		73	187	2

Total recoveries on loans charged off	1,707	1,537		1,949	1,719	2,360

Net loans charged off	(86,412)	(38,038)		(2,836)	(1,388)	(1,158)
Provision for loan losses	141,610	49,000		2,800	7,977	1,345
Reduction for loans sold	—	—		(2,461)	—	—
Additions due to acquisitions	—	—		2,146	19,016	3,033

Balance at end of year	$118,717 (b)	$63,519		$52,557	$52,908	$27,303

Ratios:
Allowance for loan losses as a percentage of total loans, net of unearned income at year end	3.20%	1.59%		1.33%	1.26%	1.11%

(a)
Includes $16.2 million related to the sale of $34.1 million of residential construction nonaccrual loans at a price of $17.9 million in March 2008.

(b)
Includes $51.6 million related to adversely classified loans sold on February 23, 2010.

        The following table presents the changes in our reserve for unfunded loan commitments for the periods indicated:

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of year	$5,271	$8,471	$8,271	$5,668	$5,424
Provision	290	(3,200)	200	1,623	75
Additions due to acquisitions	—	—	—	980	169

Balance at end of year	$5,561	$5,271	$8,471	$8,271	$5,668

        The following table presents the balance of our allowance for credit losses, nonperforming assets and certain credit quality measures for the periods indicated:

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
ALLOWANCE FOR CREDIT LOSSES(a):
Allowance for loan losses	$118,717	$63,519	$52,557	$52,908	$27,303
Reserve for unfunded loan commitments	5,561	5,271	8,471	8,271	5,668

Allowance for credit losses	$124,278	$68,790	$61,028	$61,179	$32,971

NONPERFORMING ASSETS(b):
Nonaccrual loans	$240,167	$63,470	$22,473	$22,095	$8,422
Other real estate owned	43,255	41,310	2,736	—	—

Total nonperforming assets	$283,422	$104,780	$25,209	$22,095	$8,422

Allowance for credit losses to loans, net of unearned income	3.35%	1.72%	1.55%	1.46%	1.34%
Allowance for credit losses to nonaccrual loans	51.75%	108.38%	271.60%	276.90%	391.50%
Allowance for credit losses to nonperforming assets	43.85%	65.65%	242.10%	276.90%	391.50%

(a)
Applies only to non-covered loans.

(b)
Excludes covered nonperforming assets acquired in the Affinity acquisition.

        Based on our experience, we believe that the allowance for loan losses of $118.7 million at December 31, 2009 is adequate to cover known and inherent risks in the loan portfolio. See "—Critical Accounting Policies" and Note 6 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

        The following table allocates the allowance for loan losses based on our judgment of inherent losses in the respective loan portfolio categories. At December 31, 2009, the portion of the allowance allocated to individual portfolio categories includes an amount for both imprecision and uncertainty to better reflect our view of risk. Nonetheless, the allowance for loan losses is available to absorb any losses without restriction.

Allocation of Allowance for Loan Losses

	Commercial	Construction	Real Estate	Consumer	Foreign	Total
	(Dollars in thousands)
At December 31,
2009
Allowance for loan losses	$17,710	$39,934	$58,241	$2,021	$811	$118,717
% of loans to total loans	21%	12%	65%	1%	1%	100%
2008
Allowance for loan losses	$16,868	$22,166	$21,732	$1,672	$1,081	$63,519
% of loans to total loans	21%	15%	62%	1%	1%	100%
2007
Allowance for loan losses	$11,149	$18,668	$20,787	$476	$1,477	$52,557
% of loans to total loans	22%	18%	58%	1%	1%	100%
2006
Allowance for loan losses	$9,719	(a)	$39,235	$553	$3,401	$52,908
% of loans to total loans	18%		79%	1%	2%	100%
2005
Allowance for loan losses	$10,958	(a)	$14,843	$412	$1,090	$27,303
% of loans to total loans	26%		68%	2%	4%	100%

(a)
Since the allocations for the construction loan portfolio are not separately available at December 31, 2006 and 2005 they are included in the real estate category.

        The allowance amount allocated to the real estate loan category, which includes hospitality, increased during 2009 in consideration of the elevated risk profile of this category. The allowance amount allocated to the construction loan category decreased as a percentage of the total allowance for loan losses during 2009 in consideration of reduced exposure within that category.

        Allowance for Credit Losses on Covered Loans.    The covered loans acquired in the Affinity transaction are subject to our internal and external credit review. If and when credit deterioration occurs subsequent to the August 28, 2009 acquisition date, a provision for credit losses for covered loans will be charged to earnings for the full amount without regard to the FDIC loss sharing agreement. The portion of the loss reimbursable from the FDIC is recorded in noninterest income and increases the FDIC loss sharing asset. During the fourth quarter of 2009 we recorded a provision for credit losses of $18.0 million on the covered loan portfolio; such provision represents credit deterioration since the acquisition date based on decreases in expected cash flows on certain covered loans measured as of December 31, 2009 and compared to acquisition date expected cash flows. We recorded $14.4 million in noninterest income to reflect the FDIC's share of this estimated loss.

        Covered Nonperforming Assets.    Loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated.

        A summary of covered loans that would normally be considered nonaccrual except for the accounting requirements regarding purchased impaired loans and other real estate owned covered by the loss sharing agreement ("covered nonaccrual loans" and "covered OREO"; collectively, "covered nonperforming assets") at December 31, 2009 follows.

December 31, 2009
(Dollars in thousands)
Covered nonaccrual loans	$87,653
Covered OREO	27,688

Total covered nonperforming assets	$115,341

        Loan Portfolio Risk Elements.    There has been an increasing trend in the level of nonaccrual loans due to the economy and its effect on our borrowers. Certain industries and collateral types have been more affected than others. Our real estate loan portfolio is predominantly commercial and as such does not include any higher-risk residential mortgage loans such as option ARM, interest-only or subprime mortgage loans. Our portfolio does include mortgage loans on commercial property. Commercial mortgage loan repayments typically do not rely on the sale of the underlying collateral and instead rely on the income producing potential of the collateral as the source of repayment. Ultimately, though, due to the loan amortization period being greater that the contractual loan term, the borrower may be required to refinance the loan, either with us or another lender, or sell the underlying collateral in order to payoff the loan.

        We have $199.8 million of non-covered commercial real estate mortgage loans maturing over the next 12 months. In the event we refinance any of these loans because the borrowers are unable to obtain financing elsewhere due to the inability of banks in our market area to make loans, such loans may be considered troubled debt restructurings even though they were performing throughout their terms. Higher levels of troubled debt restructurings may lead to increased classified assets and credit loss provisions.

  Investment Portfolio

        Our investment activities are designed to assist in maximizing income consistent with quality and liquidity requirements, to supply collateral to secure public funds on deposit and lines of credit, and to provide a means for balancing market and credit risks through changing economic times.

        Our portfolio consists primarily of U.S. government agency obligations, obligations of government-sponsored entities, obligations of states and political subdivisions, private-label Collateralized Mortgage Obligations (CMOs) and FHLB stock.

        We acquired $158.8 million of investment securities at their estimated fair value in the Affinity acquisition including $55.3 million of "private-label" CMOs which are covered by the FDIC loss sharing agreement. The remaining acquired securities were predominately government or government-sponsored entity CMOs.

        The following table presents the composition of our investment portfolio at the dates indicated:

	At December 31,
	2009	2008	2007
	(Dollars in thousands)
Government-sponsored entity debt securities	$38,648	$24,160	$40,670
Municipal securities	8,214	7,509	8,645
Mortgage-backed securities:
Government and Government-sponsored entity pass through	235,532	88,133	55,827
Government and Government-sponsored entity CMOs	86,897	—	—
Covered private label CMOs	52,125	—	—
Other securities	2,284	1,775	1,746

Subtotal	423,700	121,577	106,888
Federal Home Loan Bank stock	50,429	33,782	26,649

Total investments	$474,129	$155,359	$133,537

        The following table presents a summary of yields and contractual maturities of debt securities at December 31, 2009:

	One Year or Less		One Year Through Five Years		Five Years Through Ten Years		Over Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Government-sponsored entity debt securities	$—	—%	$22,883	3.09%	$15,765	3.75%	$—	—%	$38,648	3.36%
Municipal securities(a)	—	—%	4,674	5.09%	3,540	4.92%	—	—%	8,214	5.01%
Mortgage-backed securities
Government and Government-sponsored entity pass through	—	—%	5,114	4.85%	22,178	4.15%	208,240	4.48%	235,532	4.46%
Government and Government-sponsored entity CMOs	—	—%	1,229	4.30%	5,183	4.50%	80,485	5.37%	86,897	5.31%
Covered private label CMOs	—	—%	723	11.49%	45	5.49%	51,357	7.87%	52,125	7.91%
Other securities	2,284	0.28%	—	—%	—	—%	—	—%	2,284	0.28%

Total investments(a)	$2,284	0.28%	$34,623	3.81%	$46,711	4.11%	$340,082	5.22%	$423,700	4.96%

(a)
Yields on securities have not been adjusted to a fully tax-equivalent basis because the impact is not material.

        At December 31, 2009, none of the securities in our investment portfolio had been in a continuous unrealized loss position for 12 months or longer. In January 2009, the FHLB of San Francisco announced that it suspended excess FHLB stock redemptions and the payment of dividends. During 2009, the FHLB declared and paid a dividend, though at a reduced rate when compared to prior dividends. As a result of these actions we evaluated the carrying value of our FHLB stock investment for impairment. Based on the FHLB's publicly available financial results, its capital position and its bond ratings, we concluded such investment was not impaired at December 31, 2009 and December 31, 2008.

  Deposits

        The following table presents a summary of our average deposits as of the dates indicated and average rates paid:

	For the Years Ended December 31,
	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non-interest bearing	$1,245,512	—	$1,242,557	—	$1,426,904	—
Interest checking	390,605	0.45%	358,308	0.81%	328,207	0.76%
Money market	981,901	1.20%	1,007,112	1.96%	1,117,972	3.01%
Savings	114,933	0.23%	105,938	0.24%	125,549	0.18%
Time	874,786	2.07%	561,288	3.25%	488,158	4.12%

Total deposits	$3,607,737	0.88%	$3,275,203	1.26%	$3,486,790	1.62%

        The interest checking products had a rate of less than 50 basis points during 2009 and as transactional accounts these deposits were fully insured through our participation in the Transaction Account Guarantee Program. They will remain insured through the Program's end date of June 30, 2010. The cost to the Bank of participating in this program was $452,000 for 2009.

        The following table analyzes the increase in deposits during 2009. Included in brokered time deposits are $74.6 million at the end of 2009 and $107.4 million at the end of 2008 of customer deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits.

Deposit Category	2009	2008	Increase (decrease)
	(In thousands)
Non-interest bearing	$1,302,974	$1,165,485	$137,489
Interest checking deposits	439,694	342,241	97,453
Money market deposits	1,171,386	837,873	333,513
Savings deposits	108,569	124,603	(16,034)
Time deposits, excluding brokered	890,673	618,176	272,497

Deposits, excluding brokered	3,913,296	3,088,378	824,918
Time deposits—brokered	181,273	386,837	(205,564)

Total deposits(a)	$4,094,569	$3,475,215	$619,354

(a)
Includes deposits of foreign customers located primarily in Mexico and Canada: 2009, $135.1 million; 2008, $103.3 million.

        Affinity Bank added deposits of $673.1 million and brokered deposit activity reduced deposits by $205.6 million. When such deposit changes are excluded, the net deposit increase during 2009 was $151.8 million summarized as follows:

Deposit Category	Net increase (decrease)
(Dollars in thousands)
Non-interest bearing	$121,479
Interest checking	54,794
Money market	152,087
Savings	(24,738)
Time deposits, excluding brokered	(151,848)

$151,774

        We increased noninterest-bearing demand and money market deposits during 2009 due to a combination of new deposit relationships and increased deposits from our existing customers. We started 2009 with 58,537 noninterest-bearing accounts and ended the year with 60,979. Competition for deposits among banks and financial institutions in our Southern California market area was robust in 2009 and is expected to continue through 2010. Our deposit gathering activities may be negatively impacted by two of our business practices. First, as we generally price our deposits in the bottom half to third quartile of our competitive peer group, our deposit products bear somewhat lower yields compared to other banks. Second, since a good portion of our deposits are tied to lending relationships, the economic downturn in Southern California may lead to lower loan production and loss of existing customers. To mitigate these challenges, we actively review our deposit offerings to provide the optimum mix of service, product and rate, and continually seek new deposits through various programs.

        For time deposits of $100,000 or more, the following table presents a summary of maturities for the time periods indicated:

	3 Months or Less	Over 3 Months Through 6 Months	Over 6 Months Through 12 Months	Over 12 Months	Total
	(Dollars in thousands)
December 31, 2009	$218,658	$134,410	$156,141	$57,607	$566,816

Borrowings

        The Bank has various lines of credit available. These include the ability to borrow funds from time to time on a long-term, short-term or overnight basis from the FHLB of San Francisco, the FRB or other financial institutions. The maximum amount that we could borrow under our credit lines with the FHLB at December 31, 2009 was $1.3 billion, of which $785.4 million was available on that date. The maximum amount that we could borrow under our secured credit line with the FRB at December 31, 2009 was $333.2 million, all of which was available on that date. The FHLB lines are secured by a blanket lien on certain qualifying loans in our loan portfolio which are not pledged to the FRB and a portion of our available-for-sale investment securities. The FRB line is secured by a blanket lien on certain qualifying loans that are not pledged to the FHLB.

        At December 31, 2009, our borrowings included $542.8 million in term FHLB advances and $129.8 million of subordinated debentures. At December 31, 2008, our borrowings included $450.0 million in term FHLB advances and $130.0 million of subordinated debentures. Average total borrowings decreased to $680.8 million in 2009 compared to $710.8 million in 2008 due mostly to an increase in our deposits. See "—Liquidity" and Note 9 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for information on our borrowings. The following table summarizes information about our FHLB advances outstanding at December 31, 2009:

Maturity Date	Amount	Contract Rate	Next Date Callable by FHLB
	(Dollars in thousands)
1/11/2010(a)	$75,000	3.04%	N/A
2/8/2010(a)(b)	10,000	4.81%	N/A
2/8/2010(a)(b)	25,000	5.04%	N/A
2/26/2010(a)(b)	25,000	4.99%	N/A
8/23/2010(b)	20,000	4.90%	N/A
12/29/2010(b)	25,000	4.23%	3/29/2010	(d)
9/8/2011(b)	20,000	4.67%	6/8/2010	(d)
1/11/2013	50,000	2.71%	4/11/2010	(d)
9/9/2013(b)	20,000	4.63%	6/8/2010	(d)
8/25/2014(b)	20,000	4.26%	5/25/2010	(d)
9/23/2014(b)	20,000	3.51%	3/23/2010	(d)
12/11/2017	200,000	3.16%	6/11/2010	(d)
1/11/2018	25,000	2.61%	4/11/2010	(d)
Unamortized premium(c)	7,763

Total	$542,763

(a)
Matured and repaid by the end of February 2010.

(b)
Assumed in the Affinity acquisition.

(c)
Represents the fair value adjustment on FHLB advances assumed in the Affinity acquisition. Such adjustment causes the weighted average effective interest rate for assumed FHLB advances to be 1.99%.

(d)
Quarterly thereafter.

Capital Resources

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

        On January 14, 2009, we issued in a private placement to CapGen Capital Group II LP 3,846,153 PacWest common shares at $26 per share for total cash consideration of approximately $100 million. CapGen Capital Group II LP has registered as a bank holding company and as a result of the investment it owns approximately 11% of PacWest common stock on a fully-diluted basis as of December 31, 2009.

        On June 16, 2009, we filed a registration statement with the SEC to offer to sell, from time to time, shares of common stock, preferred stock , and other equity-linked securities, for an aggregate initial offering price of up to $150 million. This registration statement was declared effective on June 30, 2009. Proceeds from the offering are anticipated to be used to fund future acquisitions of banks and financial institutions and for general corporate purposes. Upon the effectiveness declaration of our $350 million shelf registration statement on January 8, 2010, our ability to sell securities under the $150 million shelf registration statement was terminated.

        On August 25, 2009, we sold in a direct placement to institutional investors 2.7 million shares of common stock for $50 million, or a per share price of $18.36 which was the closing price of PacWest's common stock on Monday August 24, 2009. In addition to the issuance of the common shares, PacWest issued to each investor two warrants exercisable for common shares worth up to an additional $54 million in the aggregate with an exercise price of $20.20 per share, or 110% of the price per share at which the initial $50 million was sold. The Series A warrants had a six month term and expired on March 1, 2010. Holders the Series A warrants exercised them on March 1, 2010 for a total of $27.2 million and we issued 1,348,040 shares of common stock. The net proceeds from the warrant exercises are approximately $26.6 million after expenses. An additional 1,361,657 Series B warrants issued in August 2009 with a strike price of $20.20 remain outstanding, of which 1,348,040 expire on August 27, 2010 and 13,617 expire on August 30, 2010. The common shares were sold and the warrants were issued under our $150 million shelf registration statement, which became effective in June 2009.

        On December 22, 2009, we filed a registration statement with the SEC to offer to sell, from time to time, shares of common stock, preferred stock, and other equity-linked securities for an aggregate initial offering price of up to $350 million. This registration statement was declared effective on January 8, 2010. Proceeds from any offering under this registration statement are anticipated to be used to fund future acquisitions of banks and financial institutions and for general corporate purposes.

        Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines which compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. Banks and bank holding companies considered to be "adequately capitalized" are required to maintain a minimum total risk-based capital ratio of 8% of which at least 4.0% must be Tier 1 capital. Banks and bank holding companies considered to be "well capitalized" must maintain a minimum leverage ratio of 5% and a minimum risk-based capital ratio of 10% of which at least 6.0% must be Tier 1 capital.

        The following table presents regulatory capital requirements and our regulatory capital ratios at December 31, 2009. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are deducted from regulatory capital. At December 31, 2009, the Company's reported deferred tax asset of $36.2 million was limited to $25.9 million for purposes of determining regulatory capital. As a result, $10.3 million was deducted from stockholders' equity in determining the amount of the Company's regulatory capital at that time. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future.

	Regulatory Requirements		Actual
	Adequately Capitalized	Well Capitalized	The Company
	(greater than or equal to)
Total risk-based capital ratio	8.00%	10.00%	15.58%
Tier 1 risk-based capital ratio	4.00%	6.00%	14.31%
Tier 1 leverage capital ratio	4.00%	5.00%	10.85%

        As of December 31, 2009, we exceeded each of the capital requirements of the FRB and were deemed to be "well capitalized." In addition, as of December 31, 2009 Pacific Western exceeded the capital requirements to be "well capitalized." For further information on regulatory capital, see Note 20 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

        The Company issued subordinated debentures to trusts that were established by either us or entities we have acquired, which, in turn, issued trust preferred securities, which totaled $129.8 million at December 31, 2009. These securities are currently included in our Tier I capital for purposes of determining the Company's Tier I and total risk-based capital ratios. The Board of Governors of the

Federal Reserve System, which is the holding company's banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Although this modification was scheduled to be effective on March 31, 2009, the Federal Reserve postponed the effective date to March 31, 2011. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less certain intangibles, including goodwill, core deposit intangibles and customer relationship intangibles, net of any related deferred income tax liability. The regulations currently in effect through December 31, 2010, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for permitted intangibles. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at December 31, 2009. We expect that our Tier I capital ratios will be at or above the existing well-capitalized levels on March 31, 2011, the first date on which the modified capital regulations must be applied. Interest payments on subordinated debentures made by the Company are considered dividend payments under FRB regulations. As such, notification to the FRB is required prior to our paying such interest during any period in which our quarterly net earnings are insufficient to fund the interest due. Should the FRB object to payment of interest on the subordinated debenture we would not be able to make the payments until approval is received or we no longer need to provide notice under applicable regulations.

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

        Historically, the Bank's primary liquidity source has been its core deposit base. In addition, the Bank relies on collateralized FHLB advances as one of its sources of affordable and immediately available liquidity. The level of such wholesale funding is monitored based on the Bank's liquidity requirements, and we maintain what we believe to be an acceptable level of this collateralized borrowing capacity. The Bank's secured borrowing capacity with the FHLB was $1.3 billion, of which $727.8 million was available as of December 31, 2009. The Bank also maintains a securities repurchase line with the FHLB to provide an additional $57.6 million in secured borrowing capacity, against which there were no borrowings as of December 31, 2009. In addition to the secured borrowing relationship with the FHLB, and to meet short term liquidity needs, the Bank maintains adequate balances in liquid assets, which include cash and due from banks, Federal Funds sold, interest-bearing deposits in other financial institutions, and unpledged investment securities available-for-sale. The Bank also maintains a secured line of credit with the FRB, established in 2008, which had a borrowing capacity of $333.2 million and no amounts outstanding at December 31, 2009. In addition to its secured lines of credit the Bank also maintains unsecured lines of credit, subject to availability, of $117.0 million with correspondent banks for purchase of overnight funds.

        The ongoing disruption in the financial credit and liquidity markets has had the effect of decreasing overall liquidity in the marketplace. We have augmented our funding needs with collateralized FHLB borrowings and large denomination time deposits. At December 31, 2009, the Bank had $106.7 million of these large denomination time deposits, the availability of which is uncertain and subject to competitive market forces. In addition, we have $74.6 million of customer deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our participating customers' deposits.

        To meet short-term liquidity needs, the Bank maintains what we believe are adequate balances in cash, interest-bearing deposits in other financial institutions and investment securities with a maturity or duration of five years or less. Our on balance sheet liquidity ratio, calculated as liquid assets (cash, interest-bearing deposits in financial institutions and unpledged investment securities available-for-sale) as a percent of total deposits, was 11.2% as of December 31, 2009 and 4.7% at December 31, 2008. We built-up the Bank's on balance sheet liquidity in order to have more flexibility during this current economic cycle.

        The primary sources of liquidity for the Company, on a stand-alone basis, include dividends from the Bank and our ability to raise capital, issue subordinated debt and secure outside borrowings. The ability of the Company to obtain funds for the payment of dividends to our stockholders and for other cash requirements is largely dependent upon the Bank's earnings. Pacific Western is subject to restrictions under certain federal and state laws and regulations which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. Dividends paid by state banks, such as Pacific Western, are regulated by the DFI under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During 2009, PacWest received no dividends from the Bank. For the forseeable future, any dividends from the Bank to the Company require DFI approval.

        At December 31, 2009, the Company had, on a stand-alone basis, approximately $44.0 million in cash on deposit at the Bank. Management believes this amount of cash is sufficient to fund the Company's 2010 cash flow needs. See related discussion of liquidity sources at—Capital Resources.

Contractual Obligations

        The known contractual obligations of the Company at December 31, 2009 are as follows:

	At December 31, 2009
	Total	Less than One Year	One to Three Years	Three to Five Years	After Five Years
	(Dollars in thousands)
Short-term debt obligations	$180,000	$180,000	$—	$—	$—
Time deposits	1,071,946	939,477	130,237	2,232	—
Long-term debt obligations	492,561	—	20,000	110,000	362,561
Operating lease obligations	80,056	15,407	25,940	18,348	20,361
Other contractual obligations	6,710	3,953	2,757	—	—

Total	$1,831,273	$1,138,837	$178,934	$130,580	$382,922

        Debt obligations, time deposits and operating lease obligations are discussed in Notes 9, 10, and 11 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." The other contractual obligations relate to our minimum liability associated with our data and item processing contract with a third-party provider.

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

Off-Balance Sheet Arrangements

        Our obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded. At December 31, 2009, our loan-related commitments, including standby letters of credit, totaled $790.6 million. The commitments which result in a funded loan increase our profitability through net interest income. Therefore, during the year, we manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in "—Liquidity," have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments see Note 13 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Recent Accounting Pronouncements

        See Note 1 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for information on recent accounting pronouncements and their impact, if any, on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our market risk arises primarily from credit risk and interest rate risk inherent in our lending and financing activities. To manage our credit risk, we rely on adherence to our underwriting standards and loan policies, internal loan monitoring and periodic credit review as well as our allowance for credit losses methodology, all of which are administered by the Bank's credit administration department and overseen by the Company's Credit Risk Committee. To manage our exposure to changes in interest rates, we perform asset and liability management activities which are governed by guidelines pre-established by our Executive ALM Committee, and approved by our Asset/Liability Management Committee of the Board of Directors, which we refer to as our Board ALCO. Our Executive ALM Committee monitors our compliance with our asset/liability policies. These policies focus on providing sufficient levels of net interest income while considering capital constraints and acceptable levels of interest rate exposure and liquidity.

        Market risk sensitive instruments are generally defined as derivatives and other financial instruments, which include investment securities, loans, deposits, and borrowings. At December 31, 2009 and 2008, we had not used any derivatives to alter our interest rate risk profile or for any other reason. However, both the repricing characteristics of our fixed rate loans and floating rate loans, the significant percentage of noninterest-bearing deposits compared to interest-earning assets, and the callable features in certain borrowings, may influence our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, interest-bearing deposits in financial institutions, Federal Home Loan Bank stock, investment securities, deposits, borrowings and subordinated debentures.

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

        We evaluated the results of our net interest income simulation and market value of equity models prepared as of December 31, 2009, the results of which are presented below. Our net interest income simulation indicates that our balance sheet is liability sensitive as rising interest rates would result in a decline in our net interest margin. This profile is primarily a result of the increased origination of fixed rate loans and variable rate loans with initial fixed rate terms, which is driven by customer demand for fixed rate products in this low interest rate environment. Our market value of equity model indicates an asset sensitive profile suggesting a sudden sustained increase in rates would result in an increase in our estimated market value of equity. This profile is a result of the assumed floors in the Company's offering rates, which are not expected to increase to the extent of the movement of market interest rates, and the significant value placed on the Company's noninterest-bearing deposits for purposes of this analysis. The divergent profile between the net interest income simulation and market value of equity model is a result of the Company's significant level of noninterest-bearing deposits. Static balances of noninterest bearing deposits do not impact the net interest income simulation. However, the value of these deposits increase substantially in the market value of equity model when market rates are assumed to rise. In general, we view the net interest income model results as more relevant to the Company's current operating profile and manage our balance sheet based on this information.

        Net interest income simulation.    We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of December 31, 2009. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

        This analysis calculates the difference between net interest income forecasted using both increasing and declining interest rate scenarios and net interest income forecasted using a base market interest rate derived from the U.S. Treasury yield curve at December 31, 2009. In order to arrive at the base case, we extend our balance sheet at December 31, 2009 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products' pricing as of December 31, 2009. Based on such repricings, we calculate an estimated net interest income and net interest margin.

        The repricing relationship for each of our assets and liabilities includes many assumptions. For example, many of our assets are floating rate loans, which are assumed to reprice to the same extent as the change in market rates according to their contracted index except for floating rate loans tied to our base lending rate which are assumed to reprice upward only after the first 75 basis point increase in market rates. This assumption is due to the fact that we reduced our base lending rate 100 basis points when the Federal Reserve lowered the Federal Funds benchmark rate by 175 basis points in the fourth quarter of 2008. Some loans and investment vehicles include the opportunity of prepayment (imbedded options) and the simulation model uses national indexes to estimate these prepayments and reinvest these proceeds at current simulated yields. Our deposit products reprice at our discretion and are assumed to reprice more slowly in a rising or declining interest rate environment, usually repricing less than the change in market rates. Also, a callable option feature on certain borrowings will reprice differently in a rising interest rate environment than in a declining interest rate environment. The effects of certain balance sheet attributes, such as fixed-rate loans, floating rate loans that have reached their floors and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

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

In 2009 loan fee income increased our net interest margin by 13 basis points. Management reviews the model assumptions for reasonableness on a quarterly basis.

        The following table presents as of December 31, 2009, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points.

Sensitivity of Net Interest Income for the next 12 months
as of December 31, 2009

Interest rate scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$235,261	(4.2)%	4.76%	(0.21)%
Up 200 basis points	$232,941	(5.1)%	4.71%	(0.26)%
Up 100 basis points	$234,086	(4.7)%	4.74%	(0.23)%
BASE CASE	$245,543	—	4.97%	—
Down 100 basis points	$242,272	(1.3)%	4.90%	(0.07)%
Down 200 basis points	$243,519	(0.8)%	4.92%	(0.05)%
Down 300 basis points	$239,548	(2.4)%	4.85%	(0.12)%

        The net interest income simulation model prepared as of December 31, 2009 suggests our balance sheet is liability sensitive. Liability sensitivity indicates that in a rising interest rate environment, our net interest margin would decrease. Due to the historically low market interest rates as of December 31, 2009 the "down" scenarios are not considered meaningful and excluded from the following discussion. This liability sensitive profile is due to the assumed repricing characteristics of our loans, deposits and borrowings. The Federal Reserve lowered the Federal Funds benchmark rate by 175 basis points during the fourth quarter of 2008 and we reduced our base lending rate 100 basis points. While not lowering our base lending rate may prevent further compression of our net interest margin given the current low interest rate environment, our loans will act like fixed rate instruments until market rates catch up to our loan offering rates. This would have the effect of compressing our net interest margin as approximately 12%, or $527.0 million, of our loans have interest rates that are tied to our base lending rate and would otherwise be subject to immediate repricing. Accordingly, in the event of a sudden sustained increase in rates we assume the cost of our liabilities would begin to increase immediately while our loans are assumed to reprice upward only after market rates exceed our interest rate floors. In addition, 37%, or $1.6 billion, of our loans have both floating rates and floors, and 35%, or $1.5 billion, of such loans, are at their floors. The rates on loans already at their floors would not increase to the same extent as movements in their underlying index rate.

        The following table presents as of December 31, 2008, forecasted net interest income and net interest margin for the subsequent 12 months using a base market interest rate at that time and the estimated change to the base scenario given the interest rate scenarios presented. These results were not necessarily based on the same set of assumptions used in our year-end 2009 simulation.

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

        The decrease in liability sensitivity at the end of 2009, compared to December 31, 2008, is due primarily to a change in assumptions for the IRR model at December 31, 2009 compared to 2008. We now assume that our time deposit rates will not increase simultaneously and to the extent of upward movements in market rates. This change is based on the Company's current time deposit offer rates relative to current market interest rates at December 31, 2009, and internal historical trend analysis. When the 2009 model is prepared using the same assumptions used in 2008, it indicates a more liability sensitive position compared to the 2008 model; this increase in liability sensitivity is attributed to the growth in money market deposit balances, which are assumed to reprice following movements in market rates.

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

        The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at December 31, 2009. The following table shows the projected change in the market value of equity for the set of rate shocks presented as of December 31, 2009.

 Estimated Market Value of Equity as of December 31, 2009

Interest rate scenario	Estimated Market Value	Dollar Change From Base	Percentage Change From Base	Percentage of total assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$602,312	$13,252	2.2%	11.3%	118.9%
Up 200 basis points	$638,917	$49,857	8.5%	12.0%	126.1%
Up 100 basis points	$626,717	$37,657	6.4%	11.8%	123.7%
BASE CASE	$589,060	—	—	11.1%	116.2%
Down 100 basis points	$551,319	$(37,741)	(6.4)%	10.4%	108.8%
Down 200 basis points	$506,685	$(82,375)	(14.0)%	9.5%	100.0%
Down 300 basis points	$474,890	$(114,170)	(19.4)%	8.9%	93.7%

        The results of our market value of equity model indicate an asset sensitive interest rate risk profile in 2009 demonstrated by the increase in the market value of equity in the "up" interest rate scenarios compared to the "base case". Given the historically low market interest rates as of December 31, 2009, the "down" scenarios at December 31, 2009 are not considered meaningful and excluded from the following discussion.

        Our asset sensitive position as of December 31, 2009 is due primarily to the composition of our loan portfolio which is not projected to decline in value in a rising rate environment. In this type of analysis, a higher discount rate applied to a loan portfolio will result in a lower loan value. The discount rate used to value our loan portfolio is derived from the expected offering rate for each loan type with a similar term and credit risk profile. In a rising rate environment management does not expect to increase our offering rates to the same extent as market rates and in turn our loans are not projected to lose significant value. Conversely, the discount rates for our liabilities are expected to increase to the same extent as increases in market rates. Therefore our liabilities are expected increase in value as rates rise thereby increasing the estimated market value of equity in the rising rate scenario.

        The following table shows the projected change in the market value of equity for the set of rate shocks presented as of December 31, 2008. These results are not necessarily based on the same set of assumptions used in our 2009 simulation.

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

        The decrease in asset sensitivity at the end of 2009, compared to December 31, 2008, is due primarily to declines in floating rate loans and increases in fixed rate investment securities during the year, both of which would become less valuable for purposes of this analysis in the "up" scenarios.

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

Interest Rate Sensitivity(a)
December 31, 2009
Amounts Maturing or Repricing In

	3 Months Or Less	Over 3 Months to to 12 Months	Over 1 Year to to 5 Years	Over 5 Years	Non Interest Rate Sensitive	Total
	(Dollars in thousands)
ASSETS
Cash and deposits in financial institutions	$117,133	$—	$—	$—	$93,915	$211,048
Federal funds sold	—	—	—	—	—	—
Investment securities	2,410	12,289	32,671	426,759	—	474,129
Loans, net of unearned income	1,732,135	360,614	1,136,968	1,117,352	—	4,347,069
Other assets	—	—	—	—	291,833	291,833

Total assets	$1,851,678	$372,903	$1,169,639	$1,544,111	$385,748	$5,324,079

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$—	$—	$—	$—	$1,302,974	$1,302,974
Interest-bearing demand, money market and savings	1,719,649	—	—	—	—	1,719,649
Time deposits	360,251	579,265	132,430	—	—	1,071,946
Borrowings	135,000	45,000	130,000	225,000	7,763	542,763
Subordinated debentures	87,631	20,619	—	18,558	2,990	129,798
Other liabilities	—	—	—	—	50,176	50,176
Stockholders' equity	—	—	—	—	506,773	506,773

Total liabilities and stockholders' equity	$2,302,531	$644,884	$262,430	$243,558	$1,870,676	$5,324,079

Period gap	$(450,853)	$(271,981)	$907,209	$1,300,553	$(1,484,928)
Cumulative interest-earning assets	$1,851,678	$2,224,581	$3,394,220	$4,938,331
Cumulative interest-bearing liabilities	$2,302,531	$2,947,415	$3,209,845	$3,453,403
Cumulative gap	$(450,853)	$(722,834)	$184,375	$1,484,928
Cumulative interest-earning assets to cumulative interest-bearing liabilities	80.4%	75.5%	105.7%	143.0%
Cumulative gap as a percent of:
Total assets	(8.5)%	(13.6)%	3.5%	27.9%
Interest earning assets	(9.4)%	(15.0)%	3.8%	30.8%

(a)
All amounts are reported at their contractual maturity or repricing periods, except for $50.4 million in FHLB stock which is in the "Over 5 Years" category. The FHLB of San Francisco announced in January of 2009 that it was suspending dividends. This analysis makes certain assumptions as to interest rate sensitivity of savings and NOW accounts which have no stated maturity and have had very little price fluctuation in the past three years. Money market accounts are repriced at management's discretion and generally are more rate sensitive.

        The preceding table indicates that we had a negative one year cumulative gap of $722.8 million at December 31, 2009. This gap position suggests that we are liability-sensitive and if rates were to increase, our net interest margin would most likely decrease. Conversely, if rates were to decrease, our net interest margin would most likely increase. The ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year at December 31, 2009 is 75.5%. This one year gap position indicates that interest expense is likely to be affected to a greater extent than interest income for any changes in interest rates within one year from December 31, 2009.

        The Bank entered into five fixed rate term advances with the FHLB during the fourth quarter of 2007 and first quarter of 2008; two of these advances matured and were repaid by January 2010. The remaining three advances totaling $275 million with maturity dates in 2013 or later contain quarterly call options and are currently callable by the FHLB. While the FHLB may call the advances to be repaid for any reason, they are likely to be called if market interest rates are higher than the advances' stated rates on the call dates. We may repay the advances with a prepayment penalty at any time.

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

        As of December 31, 2009, PacWest Bancorp management assessed the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2009, is effective.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the control procedures may deteriorate.

        KPMG LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, have issued a report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2009, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

/s/ MATTHEW P. WAGNER Matthew P. Wagner Chief Executive Officer	/s/ VICTOR R. SANTORO Victor R. Santoro Executive Vice President and
Chief Financial Officer
March 15, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors
PacWest Bancorp:

        We have audited the accompanying consolidated balance sheets of PacWest Bancorp and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of earnings (loss), stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited PacWest Bancorp's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PacWest Bancorp's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PacWest Bancorp and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, PacWest Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Los Angeles, California March 15, 2010

PACWEST BANCORP AND SUBSIDIARIES

Consolidated Balance Sheets as of December 31, 2009 and 2008

	2009	2008
	(Dollars in thousands)
Assets
Cash and due from banks (note 2)	$93,915	$100,925
Federal funds sold	—	165

Total cash and cash equivalents	93,915	101,090
Interest-bearing deposits in financial institutions	117,133	58,780
Investments (notes 5 and 11):
Federal Home Loan Bank stock, at cost	50,429	33,782
Non-covered securities available-for-sale, at fair value	371,575	121,577
Covered securities available-for-sale, at fair value	52,125	—

Securities available-for-sale, at fair value	423,700	121,577

Total investments	474,129	155,359
Non-covered loans, net of unearned income (notes 6, 11 and 24)	3,707,383	3,987,891
Less allowance for loan losses (note 6)	(118,717)	(63,519)

Non-covered loans, net	3,588,666	3,924,372
Covered loans, net (note 7)	621,686	—

Total loans	4,210,352	3,924,372
Land, premises and equipment, net (note 9)	22,546	24,675
Non-covered other real estate owned, net (note 6)	43,255	41,310
Covered other real estate owned, net (note 7)	27,688	—

Total other real estate owned	70,943	41,310
Accrued interest receivable	18,205	15,976
Core deposit and customer relationship intangibles (note 4)	33,296	39,922
Cash surrender value of life insurance	66,149	70,588
FDIC loss sharing asset (note 8)	112,817	—
Other assets (note 15)	104,594	63,430

Total assets	$5,324,079	$4,495,502

Liabilities and Stockholders' Equity
Deposits (note 10):
Noninterest-bearing	$1,302,974	$1,165,485
Interest-bearing	2,791,595	2,309,730

Total deposits	4,094,569	3,475,215
Interest payable and other liabilities (notes 6, 12, and 15)	50,176	64,567
Borrowings (note 11)	542,763	450,000
Subordinated debentures (note 11)	129,798	129,994

Total liabilities	4,817,306	4,119,776

Stockholders' equity (notes 17, 18, 19, 20 and 22):
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 50,000,000 shares; issued and outstanding, 35,128,452 (includes 1,095,417 shares of unvested restricted stock) and 28,528,466 (includes 1,309,586 shares of unvested restricted stock) shares as of December 31, 2009 and 2008, respectively	351	285
Capital surplus	1,053,584	909,922
Accumulated deficit	(545,026)	(535,676)
Treasury stock, 113,130 shares at December 31, 2009 and 12,360 at December 31, 2008	(2,032)	(257)
Accumulated other comprehensive income (loss)—net unrealized gain (loss) on securities available-for-sale, net (notes 5 and 22)	(104)	1,452

Total stockholders' equity	506,773	375,726

Commitments and contingencies (notes 9 and 13)
Total liabilities and stockholders' equity	$5,324,079	$4,495,502

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES

Consolidated Statements of Earnings (Loss) for the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$258,499	$280,408	$343,617
Interest on federal funds sold	—	161	1,979
Interest on time deposits in financial institutions	406	182	21
Interest on investment securities	10,969	7,077	5,364

Total interest income	269,874	287,828	350,981

Interest expense:
Deposits (note 10)	31,916	41,157	56,471
Borrowings	15,497	18,742	18,034
Subordinated debentures	6,415	8,597	11,361

Total interest expense	53,828	68,496	85,866

Net interest income before provision for credit losses	216,046	219,332	265,115
Provision for credit losses (notes 6 and 7)	159,900	45,800	3,000

Net interest income after provision for credit losses	56,146	173,532	262,115

Noninterest income:
Service charges on deposit accounts	12,008	13,014	11,573
Other commissions and fees	6,951	7,277	7,019
Gain (loss) on sale of loans, net	—	(303)	8,438
Gain (loss) on sale of securities, net (note 5)	—	81	—
Increase in cash surrender value of life insurance	1,579	2,420	2,489
Increase in FDIC loss sharing asset (note 8)	16,314	—	—
Gain from Affinity acquisition (note 3)	66,989	—	—
Other	2,066	1,938	3,401

Total noninterest income	105,907	24,427	32,920

Noninterest expense:
Compensation	78,173	72,185	71,440
Occupancy	21,807	20,136	19,156
Furniture and equipment	4,576	4,395	4,929
Data processing	6,946	6,232	6,007
Other professional services	6,914	6,540	6,301
Business development	2,541	3,044	4,045
Communications	2,932	3,151	3,277
Insurance and assessments	9,305	3,523	1,723
Other real estate owned, net (notes 6 and 7)	23,322	2,218	105
Intangible asset amortization (note 4)	9,547	9,620	9,674
Reorganization charges (note 12)	1,215	258	1,731
Legal settlement	—	780	—
Goodwill write-off (note 4)	—	761,701	—
Other	11,926	12,152	13,977

Total noninterest expense	179,204	905,935	142,265

Earnings (loss) before income taxes	(17,151)	(707,976)	152,770
Income tax (expense) benefit (note 15)	7,801	(20,089)	(62,444)

Net earnings (loss)	$(9,350)	$(728,065)	$90,326

Earnings (loss) per share (note 16):
Basic	$(0.30)	$(26.81)	$3.08

Diluted	$(0.30)	$(26.81)	$3.08

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

for the Years Ended December 31, 2009, 2008 and 2007

	Common Stock
				Retained Earnings (Accumulated Deficit)		Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Capital Surplus		Treasury Stock		Total	Comprehensive Income (Loss) (note 17)
	(Dollars in thousands, except per share data)
Balance at January 1, 2007	29,635,957	$296	$1,019,836	$148,367	$—	$(171)	$1,168,328
Net earnings	—	—	—	90,326	—	—	90,326	$90,326
Exercise of stock options	133,061	1	2,768	—	—	—	2,769	—
Tax effect from exercise of options and vesting of restricted stock	—	—	3,347	—	—	—	3,347	—
Issuance of common stock	494,606	5	27,683	—	—	—	27,688	—
Repurchased and retired shares	(2,491,538)	(25)	(123,249)	—	—	—	(123,274)	—
Restricted stock awarded and earned stock compensation, net of shares forfeited	268,301	3	7,974	—	—	—	7,977	—
Restricted stock surrendered	(38,005)	—	(2,031)	—	—	—	(2,031)	—
Cash dividends paid ($1.28 per share)	—	—	—	(37,473)	—	—	(37,473)	—
Other comprehensive income-decrease in net unrealized loss on securities available-for-sale, net of tax effect of $503 thousand	—	—	—	—	—	695	695	695

Balance at December 31, 2007	28,002,382	$280	$936,328	$201,220	$—	$524	$1,138,352	$91,021

Net loss	—	—	—	(728,065)	—	—	(728,065)	$(728,065)
Exercise of stock options	1,000	—	30	—	—	—	30	—
Tax effect from exercise of options and vesting of restricted stock	—	—	(466)	—	—	—	(466)	—
Restricted stock awarded and earned stock compensation, net of shares forfeited	537,215	5	925				930	—
Restricted stock surrendered	(24,491)	—	(288)	—	(257)	—	(545)	—
Cash dividends paid ($1.28 per share)	—	—	(26,607)	(8,831)			(35,438)	—
Other comprehensive income-increase in net unrealized gain on securities available-for-sale, net of tax effect of $672 thousand	—	—	—	—	—	928	928	928

Balance at December 31, 2008	28,516,106	$285	$909,922	$(535,676)	$(257)	$1,452	$375,726	$(727,137)

Net loss				(9,350)			(9,350)	$(9,350)
Issuance of common stock	6,569,466	66	148,716				148,782	—
Tax effect from vesting of restricted stock			(2,108)				(2,108)	—
Restricted stock awarded and earned stock compensation, net of shares forfeited	30,520		8,199				8,199	—
Restricted stock surrendered	(100,770)				(1,775)		(1,775)	—
Cash dividends paid ($0.35 per share)			(11,145)				(11,145)	—
Other comprehensive income-decrease in net unrealized gain on securities available-for-sale, net of tax effect of $1,127 thousand						(1,556)	(1,556)	(1,556)

Balance at December 31, 2009	35,015,322	$351	$1,053,584	$(545,026)	$(2,032)	$(104)	$506,773	$(10,906)

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(Dollars in thousands)
Cash flows from operating activities:
Net (loss) earnings	$(9,350)	$(728,065)	$90,326
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Goodwill write-off	—	761,701	—
Depreciation and amortization	14,617	14,538	15,080
Provision for credit losses	159,900	45,800	3,000
Gain from Affinity acquisition	(66,989)	—	—
Loss (gain) on sale of other real estate owned	1,308	(380)	6
Provision for losses and valuation adjustments on other real estate owned	17,795	1,268	—
Loss (gain) on sale of loans	—	303	(8,438)
(Gain) loss on sale of premises and equipment	(11)	35	(442)
Loss (gain) on sale of securities	—	(81)	—
Proceeds from sale of loans held for sale	—	7,868	100,244
Origination of loans held for sale	—	(1,665)	(14,692)
Restricted stock amortization	8,199	930	7,977
Tax effect included in stockholders' equity of stock option exercises and restricted stock vesting	2,108	466	(3,347)
(Increase) decrease in accrued and deferred income taxes, net	(19,274)	(2,530)	3,764
(Increase) decrease in other assets	(13,464)	10,736	3,012
(Decrease) increase in accrued interest payable and other liabilities	(18,718)	4,520	(10,177)
Dividends on Federal Home Loan Bank stock	—	(1,535)	(1,242)

Net cash provided by operating activities	76,121	113,909	185,071

Cash flows provided by (used in) investing activities:
Net cash and cash equivalents acquired (paid) in acquisitions	229,314	395,134	(1,600)
Net decrease (increase) in net loans outstanding	122,708	(64,373)	(24,068)
Proceeds from sale of loans	36,919	22,110	372,456
Net (increase) decrease in interest-bearing deposits in financial institutions	(36,097)	(52,968)	81
Securities available-for-sale:
Sales	—	16,527	—
Maturities	81,783	30,684	58,494
Purchases	(227,546)	(56,934)	(72,451)
Net (purchases) redemptions of Federal Reserve Bank and Federal Home Loan Bank stock	—	(5,598)	3,356
Proceeds from sale of other real estate owned	42,496	9,157	2,702
Capitalized costs to complete other real estate owned	(1,504)	—	—
Purchases of premises and equipment	(3,343)	(3,874)	(4,644)
Proceeds from sale of premises and equipment	81	82	9,699

Net cash provided by investing activities	244,811	289,947	344,025

Cash flows from financing activities:
Net increase (decrease) in deposits:
Noninterest-bearing	131,245	(81,082)	(359,415)
Interest-bearing	(380,067)	(116,380)	(81,172)
Redemptions of subordinated debentures	—	(8,248)	(10,310)
Common stock issuances (repurchases)	147,007	(257)	(123,274)
Net (surrenders) proceeds from exercise and vesting of stock awards	—	(258)	738
Tax effect included in stockholders' equity of stock option exercises and restricted stock vesting	(2,108)	(466)	3,347
Net (decrease) increase in borrowings	(213,039)	(162,000)	113,000
Repayment of acquired debt	—	—	(84,084)
Cash dividends paid	(11,145)	(35,438)	(37,473)

Net cash used in financing activities	(328,107)	(404,129)	(578,643)

Net (decrease) increase in cash and cash equivalents	(7,175)	(273)	(49,547)
Cash and cash equivalents at beginning of year	101,090	101,363	150,910

Cash and cash equivalents at end of year	$93,915	$101,090	$101,363

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$57,565	$66,667	$86,184
Income taxes	11,426	22,550	59,052
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned	66,096	45,164	5,354
Transfer from loans held-for-sale to loans	—	57,034	56,631
Transfer from loans to loans held-for-sale	—	22,085	397,018
Common stock issued for acquisitions	—	—	27,688

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

        Pacific Western is a full-service commercial bank offering a broad range of banking products and services. We accept time and demand deposits, fund loans including real estate, construction, SBA and commercial loans, and offer other business oriented banking products. Our operations are primarily located in Southern California and the Bank focuses on conducting business with small to medium sized businesses in our marketplace and the owners and employees of those businesses. Through our asset-based lending function and three banking offices located in the San Francisco Bay area we also operate in Arizona, Northern California, and the Pacific Northwest.

        We generate our revenue primarily from interest received on loans and, to a lesser extent, from interest received on investment securities, and fees received in connection with deposit services, extending credit and other services offered, including foreign exchange services. Our major operating expenses are the interest paid by the Bank on deposits and borrowings, compensation and general operating expenses. The Bank relies on a foundation of locally generated deposits. The Bank has a relatively low cost of funds due to a high percentage of noninterest bearing and low cost deposits.

        Our operations, like those of other financial institutions operating in Southern California, are significantly influenced by economic conditions in Southern California, including local economies, the strength of the real estate market, and the fiscal and regulatory policies of the federal and state government and the regulatory authorities that govern financial institutions. With our operations in Arizona, Northern California, and the Pacific Northwest, we are also subject to the economic conditions affecting those markets. No individual or single group of related accounts is considered

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

material in relation to our total assets or deposits of the Bank, or in relation to the overall business of the Company. However, approximately 80% of our covered and non-covered loan portfolio at December 31, 2009 consisted of real estate related loans, including construction loans, commercial real estate mortgage loans and commercial loans secured by commercial real estate. There has been a slow-down in the real estate market due to negative economic trends and credit market disruption, the impacts of which are not yet completely known or quantified. We have observed tighter credit underwriting and higher premiums on liquidity, both of which may continue to place downward pressure on real estate values. A continued downturn or any further deterioration in the real estate market could materially and adversely affect our business because a significant portion of our loans are secured by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. Substantially all of our real property collateral is located in Southern California. Consequently, our results of operations and financial condition are dependent upon the general trends in the Southern California economies and, in particular, the residential and commercial real estate markets. Real estate values could be affected by, among other things, a worsening of the economic conditions, an increase in foreclosures, a decline in home sale volumes, an increase in interest rates, earthquakes and other natural disasters particular to California. Further, we may experience an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us given a sustained weakness or weakening in business and economic conditions generally or specifically in our principal markets in which we do business. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs and provision for credit losses.

  (a) Basis of Presentation

        The accounting and reporting policies of the Company are in accordance with U.S. generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated.

  (b) Use of Estimates

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowances for credit losses, the carrying value of other real estate owned, the carrying value of intangible assets, the carrying value of the FDIC loss sharing asset, and the realization of deferred tax assets.

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

  (e) Investment Securities and Securities Available-for-Sale

        We determine the classification of securities at the time of purchase. If we have the intent and the ability at the time of purchase to hold securities until maturity, they are classified as held-to-maturity. Investment securities held-to-maturity are stated at amortized cost. Securities to be held for indefinite periods of time, but not necessarily to be held-to-maturity or on a long-term basis, are classified as available-for-sale and carried at estimated fair value with unrealized gains or losses reported as a separate component of stockholders' equity in accumulated other comprehensive income, net of applicable income taxes. The carrying values of all securities are adjusted for amortization of premiums and accretion of discounts over the period to maturity of the related security using the interest method. Realized gains or losses on the sale of securities, if any, are determined using the amortized cost of the specific securities sold. If a decline in the fair value of a security below its amortized cost is judged by management to be other than temporary, the cost basis of the security is written down to its fair value and the amount of the write-down is included in operations. Securities available-for-sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, prepayment risk and other related factors. Securities are individually evaluated for appropriate classification when acquired; consequently, similar types of securities may be classified differently depending on factors existing at the time of purchase.

        Investments in Federal Home Loan Bank, or FHLB, stock are carried at cost because they can only be redeemed at par and are required investments based on measurements of the Bank's assets and/or borrowing levels.

  (f) Loans Held for Sale and Servicing Assets

        Loans held for sale include loans originated or purchased for resale. Loans originated or purchased for resale include the principal amount outstanding net of unearned income, and are carried at the lower of cost or fair value on an aggregate basis. A decline in the aggregate fair value of the loans below their aggregate carrying amount is recognized through a charge to earnings in the period of such decline. Unearned income on these loans is taken into earnings when the loans are sold. At December 31, 2009 and 2008, the Company had no loans held for sale.

        Gains or losses resulting from sales of loans are recognized at the date of settlement and are based on the difference between the cash received and the carrying value of the related loans less related transaction costs. A transfer of financial assets in which control is surrendered is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange. Assets, liabilities, derivative financial instruments or other retained interests issued or obtained through the sale of financial assets are measured at estimated fair value, if practicable.

        The most common retained interest related to the loan sales we have made is a servicing asset. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income. The amortization of the servicing asset and the servicing income are included in noninterest income in the consolidated statement of earnings (loss). The fair value of the servicing assets is

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

estimated by discounting the future cash flows using market-based discount rates and prepayment speeds. Our servicing asset is evaluated regularly for impairment. We stratify the servicing asset based on the original term to maturity and the year of origination of the underlying loans for purposes of measuring impairment. The risk is that loans prepay faster than anticipated and the fair value of the asset declines. If the fair value of the servicing asset is less than the amortized carrying value, the asset is considered impaired and an impairment charge will be taken against earnings. At December 31, 2009 and 2008, the servicing asset totaled $1.9 million and $2.3 million and related to the servicing of approximately $92.6 million and $116.5 million in SBA loans. The servicing asset is included in other assets on the consolidated balance sheets.

  (g) Loans and Loan Fees

        As a result of the Affinity acquisition, we have a class of loans called "covered loans" that are covered by a loss-sharing agreement with the FDIC. When we refer to non-covered loans we are referring to loans not covered by the FDIC loss sharing agreement. Non-covered loans, which we may also refer to as legacy loans, include any loans made outside of the FDIC loss sharing agreement before or after the August 28, 2009 FDIC-assisted acquisition date of Affinity Bank.

        Non-covered loans.    Non-covered loans are stated at the principal amount outstanding, net of any unearned discount or unamortized premium. Interest income is recorded on the accrual basis in accordance with the terms of the respective loan and includes prepayment penalties. Loans are considered delinquent when principal or interest payments are past due 30 days or more; delinquent loans may remain on accrual status between 30 days and 89 days past due. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to collectibility in the normal course of business. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan's principal balance is deemed collectible. Loans are restored to accrual status when the loans become both well-secured and are in the process of collection. Nonrefundable loan fees and related direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the loans using the interest method or taken into income when the related loans are paid off or sold. The amortization of loan fees or costs is discontinued when a loan is placed on nonaccrual status.

        Covered loans.    We evaluated the acquired covered loans and have elected to account for such loans under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"). We account for loans under ASC 310-30 when (a) we acquire loans deemed to be impaired when there is evidence of credit deterioration since their origination and it is probable at the date of acquisition that we would be unable to collect all contractually required payments and (b) as a general policy election for non-impaired loans that we acquire.

        The acquired covered loans were recorded at their estimated fair value at the time of acquisition. Fair value of acquired loans is determined using a discounted cash flow model based on assumptions about the amount and timing of principal and interest payments, estimated prepayments, estimated default rates, estimated loss severity in the event of defaults, and current market rates. Estimated credit

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

losses are included in the determination of fair value; therefore, an allowance for loan losses is not recorded on the acquisition date. We assumed no prepayments on the acquired non-single family residential loans in calculating the contractual and expected cash flows as we do not anticipate any significant prepayments on the acquired loans in the current market environment.

        In accordance with ASC 310-30 and in estimating the fair value of covered loans at the acquisition date, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the "undiscounted contractual cash flows") and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the "undiscounted expected cash flows"). The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents an estimate of the loss exposure in the covered loan portfolio and such amount is subject to change over time based on the performance of the covered loans. The carrying value of covered loans is reduced by payments received and increased by the portion of the accretable yield recognized as interest income.

        The excess of expected cash flows at acquisition over the initial fair value of acquired loans is referred to as the "accretable yield" and is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable. Subsequent to acquisition, the Company aggregates loans into pools of loans with common risk characteristics, or for loans determined to be impaired at the acquisition date, on an individual basis to account for the acquired loans. Increases in expected cash flows over those originally estimated increase the accretable yield and are recognized as interest income prospectively. Decreases in expected cash flows compared to those originally estimated decrease the accretable yield and are recognized by recording a provision for loan losses and establishing an allowance for loan losses.

        Loans accounted for under ASC 310-30 are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income may be recognized on a cash basis or as a reduction of the principal amount outstanding.

  (h) Impaired Loans and Allowances for Credit Losses

        Impaired loans.    A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The majority of our impaired loans are on nonaccrual status. Income from loans on nonaccrual status is recognized to the extent cash is received and when the loan's principal balance is deemed collectible. Depending on a particular loan's circumstances, we measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral less estimated costs to sell if the loan is collateral-dependent. The impairment amount on a collateralized loan is charged-off to the allowance and the impairment amount on a noncollateralized loan is set up as a specific reserve.

        Troubled Debt Restructurings.    A loan is classified as a troubled debt restructuring when we grant a concession to a borrower experiencing financial difficulties. These concessions may include a reduction of the interest rate, principal or accrued interest, extension of the maturity date or other actions

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

intended to minimize potential losses. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the loan is modified may be excluded from restructured loan disclosures in years subsequent to the restructuring if the loans are in compliance with their modified terms. A loan that has been placed on nonaccrual that is subsequently restructured will usually remain on nonaccrual status until the borrower is able to demonstrate repayment performance in compliance with the restructured terms for a sustained period, typically for six months. A restructured loan may return to accrual status sooner based on other significant events or mitigating circumstances. A loan that has not been placed on nonaccrual may be restructured and such loan may remain on accrual status after such restructuring. In these circumstances, the borrower has made payments before and after the restructuring. Generally, this restructuring involves a reduction in the loan interest rate and/or a change to interest-only payments for a period of time. The restructured loan is considered impaired despite the accrual status and a specific reserve is calculated based on the present value of expected cash flows discounted at the loan's effective interest rate.

        Allowance for Credit Losses on Non-Covered Loans.    The allowance for loan losses on non-covered loans and the reserve for unfunded loan commitments when combined are referred to as the allowance for credit losses. The allowance for credit losses on non-covered loans relates only to loans which are not subject to the FDIC loss-sharing agreement. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities. The following discussion is for non-covered loans and the allowance for credit losses thereon. Refer to "Allowance for Credit Losses on Covered Loans" for the policy on covered loans.

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

        Allowance for Credit Losses on Covered Loans.    The covered loans acquired in the Affinity transaction are subject to our internal and external credit review. If and when credit deterioration occurs subsequent to the August 28, 2009 acquisition date, a provision for credit losses for covered loans will be charged to earnings for the full amount without regard to the FDIC loss sharing agreement. Under the accounting guidance of ASC 310-30 for acquired loans, the allowance for loan losses on covered loans is measured at each financial reporting period, or measurement date, based on expected cash flows. Accordingly, decreases in expected cash flows on the acquired covered loans as of the measurement date compared to those initially estimated are recognized by recording a provision for credit losses on covered loans. The portion of the loss on covered loans reimbursable from the FDIC is recorded in noninterest income and increases the FDIC loss sharing asset.

  (i) FDIC Loss Sharing Asset

        The FDIC loss sharing asset was measured at estimated fair value on the Affinity acquisition date using expected future cash flows from the FDIC and a discount rate based on a long-term risk-free interest rate plus a premium. Under the terms of the loss sharing agreement with the FDIC, the FDIC will (a) absorb 80% of losses and receive 80% of loss recoveries on the first $234 million of losses on covered assets and (b) absorb 95% of losses and receive 95% of loss recoveries on covered assets exceeding $234 million. An increase in the expected amount of losses on the covered assets will increase the loss sharing asset by a credit to noninterest income. Recoveries on previous losses paid to us by the FDIC reduce the loss sharing asset by a charge to noninterest income. Since the FDIC loss sharing asset was initially recorded at estimated fair value using a discount rate, a portion of the discount is taken into noninterest income at each reporting date.

  (j) Land, Premises and Equipment

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

  (k) Other Real Estate Owned

        Non-covered OREO.    Other real estate owned, or OREO, is initially recorded at the estimated fair value of the property, based on current independent appraisals obtained at the time of acquisition, less estimated costs to sell. The excess of the recorded loan balance over the estimated fair value of the property at the time of acquisition less estimated costs to sell is charged to the allowance for loan losses. Any subsequent write downs are charged to noninterest expense and recognized through a valuation allowance. Subsequent increases in the fair value of the asset less selling costs reduce the valuation allowance, but not below zero, and are credited to noninterest expense. Gains and losses on the sale of foreclosed properties and operating expenses of such assets are also included in noninterest expense.

        Covered OREO was initially recorded at its estimated fair value on the acquisition date based on independent appraisals less estimated selling costs. Any subsequent write downs due to declines in fair value are charged to noninterest expense with a partially offsetting noninterest income item for the loss reimbursement under the FDIC loss sharing agreement. Any recoveries of previous write downs are credited to noninterest expense with a corresponding charge to noninterest income for the portion of the recovery that is due to the FDIC.

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

  (m) Goodwill and Other Intangible Assets

        Goodwill arises from business combinations and represents the excess of the purchase price over the fair value of the net assets and other indentifiable intangible assets acquired. Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead assessed for impairment no less than annually. Impairment exists when the carrying value of the goodwill exceeds its implied fair value. Impairment charges are included in noninterest expense in the financial statements. Goodwill was our only intangible asset with an indefinite life and it was written off in 2008. We assessed goodwill for impairment at the reporting unit level and performed a periodic fair value-based test. We determined we have one reporting unit—banking operations.

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

  (n) Stock Incentive Plan

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

        Unvested restricted stock participates with common stock in any dividends declared and paid. Dividends paid on unvested restricted stock awards expected to vest and the related tax benefits are included as a net reduction to stockholders' equity. Dividends paid on unvested restricted stock not expected to vest are charged to compensation expense.

  (o) Business Segments

        We have determined that we have one reportable business segment, banking operations.

  (p) Comprehensive Income

        Comprehensive income consists of net earnings and net unrealized gains (losses) on securities available-for-sale, net and is presented in the consolidated statements of stockholders' equity and comprehensive income. The components of comprehensive income are presented in note 20.

  (q) Earnings Per Share

        On January 1, 2009, The Earnings per Share topic of the Codification under the section regarding Special Issues Affecting Basic and Diluted EPS (ASC 260-10-45) became effective for us. This pronouncement clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities and are included in the two-class method of determining basic and diluted earnings per shares. All of our unvested restricted stock participates with our common stockholders in dividends. While application of the new standard has no effect on the reported amounts of net (loss) earnings for 2008 and 2007, it results in a reduction of net earnings available to common stockholders and therefore lowers earnings per share when compared to the previous requirements. The new standard's effect on the net diluted loss per share for 2008 was an increase of $0.02 to $26.81 from $26.79. The new standard's effect on the net diluted earnings per share for 2007 was a decrease of $0.07 to $3.08 from $3.15.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

  (r) Business Combinations

        Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceed the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the statement of earnings from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred. We adopted this guidance as of January 1, 2009 and applied it to the Affinity acquisition.

  (s) Recently Issued or Adopted Accounting Standards

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

        In April 2009 the FASB modified the requirements for recognizing other-than-temporary impairment on debt securities and significantly changed the impairment model for such securities. Under the topic of Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320-10-35, ASC 958-325-35) a security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security's amortized cost basis (the difference being defined as the credit loss) or if the fair value of the security is less than the security's amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security's amortized cost basis. If an other-than-temporary impairment exists, the charge to earnings is limited to the amount of credit loss if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security's amortized cost basis. Any remaining difference between fair value and amortized cost is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings. An entity reclassifies from retained earnings to other comprehensive income the noncredit portion of an other-than-temporary impairment loss previously recognized on a security it holds if the entity does not intend to sell the security, and it is more-likely-than not that it will not be required to sell the security, before recovery of the security's amortized cost basis. We applied this guidance as of June 30, 2009 and determined that it had no impact on our consolidated financial statements.

        The Financial Instruments topic (ASC 825-10-50) requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide those disclosures annually and is effective June 30, 2009. Interim Disclosures about Fair Value of Financial Statements are further discussed under the Financial Services—Depository and Lending topic (ASC 942-470-50) under the Debt subsection (ASC 310-10-50). Any new disclosures required are included in Note 12.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

        FASB Update 2009-05, Measuring Liabilities at Fair Value provides amendments to Subtopic (820-10), Fair Value Measurements and Disclosures—Overall, for the fair value measurement of liabilities.

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

  •
  Both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market, when no adjustments to the quoted price of the asset are required, are Level 1 fair value measurements.

        This Update is effective for the Company's December 31, 2009 year-end reporting period. The Company does not report liabilities at fair value on a recurring basis. We applied this guidance as of December 31, 2009 and determined that it had no impact on our consolidated financial statements.

        In December 2009, the FASB issued ASU 2009-16, which codifies FASB Statement No. 166, Accounting for Transfers of Financial Assets into Codification Topic 860. ASU 2009-16 represents a revision to former FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. ASU 2009-16 expands required disclosures about transfers of financial assets and a transferor's continuing involvement with transferred assets. It also removes the concept of "qualifying special-purpose entity" from U.S. GAAP. The new guidance is effective for us on January 1, 2010. Management does not expect the adoption of the new guidance to have a material effect on the Company's consolidated financial statements.

        In December 2009, the FASB issued ASU 2009-17, which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), into Codification Topic 810, Consolidations. ASU 2009-17 revises former FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities. The revised guidance requires, among other things, that an entity perform both a quantitative and qualitative analysis to determine if it is the primary beneficiary of a variable interest entity ("VIE") and therefore required to consolidate the VIE. The qualitative analysis includes determining whether an entity has the power to direct the most significant activities of the VIE. The amended guidance also requires consideration of related party relationships in the determination of the primary beneficiary of a VIE and enhanced disclosures about an enterprise's involvement with a VIE. The new guidance is effective for us on January 1, 2010. Management does not expect the adoption of the new guidance to have a material effect on the Company's consolidated financial statements.

(2) Restricted Cash Balances

        The Company is required to maintain reserve balances with the Federal Reserve Bank, or FRB. Such reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(2) Restricted Cash Balances (Continued)

on hand. The average reserves required to be held at the FRB for the years ended December 31, 2009 and 2008 were $2.2 million and $193,000.

(3) Acquisitions

        We completed the following acquisitions during the time period of January 1, 2007 to December 31, 2009, using the purchase method of accounting, and, accordingly, the operating results of the acquired entities and deposit base have been included in our consolidated financial statements from their respective dates of acquisition.

	BFI Business Finance	Security Pacific Bank Deposits	Affinity Bank
	June 2007	November 2008	August 2009
Acquisition
Date Acquired
	(Dollars in thousands)
Assets acquired:
Cash and cash equivalents	$4,297	$15,649	$1,471
Interest-bearing deposits in other banks	—	5,392	163,047
Cash received from the Federal Deposit Insurance Corporation	—	379,485	87,161
Investments:
Covered by loss-sharing	—	—	55,271
Not covered by loss-sharing	—	3,040	120,130
Loans:
Covered by loss-sharing	—	—	675,616
Not covered by loss-sharing	84,499	31,103	—
Other real estate owned covered by loss-sharing	—	—	22,897
Premises and equipment	80	—	—
Goodwill	27,557	—	—
Core deposit and customer relationship intangible assets	2,690	5,757	2,812
FDIC loss sharing asset	—	—	107,718
Other assets	3,502	554	9,282

	$122,625	$440,980	$1,245,405

Liabilities assumed:
Non-interest bearing deposits	—	(34,621)	(6,244)
Interest bearing deposits	—	(392,910)	(861,932)
Accrued interest payable and other liabilities	(4,956)	(13,449)	(32,573)
Securities sold under repurchase agreements	—	—	(16,310)
Borrowings	(84,084)	—	(289,492)
Subordinated debt	—	—	—

Total liabilities assumed	(89,040)	(440,980)	(1,206,551)

Total consideration paid	$33,585	$—	$—

Deposit premium paid	$—	$5,051	$—

Net assets acquired	$—	$—	$38,854

Deal value:
Cash paid for common and preferred stock and stock options by PacWest	$5,897	$—	$—
Fair value of common stock issued	27,688	—	—

Total consideration paid by PacWest	33,585	—	—
Cash paid for stock options by acquiree	1,415	—	—

Total deal value	$35,000	$—	$—

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

  Security Pacific Bank Deposit Acquisition

        On November 7, 2008, we assumed $427.5 million in deposits from the FDIC as receiver of Security Pacific Bank, or SPB, formerly a Los Angeles-based bank. We assumed all insured and uninsured deposits and paid a 2% premium of approximately $5.1 million related to the non-brokered deposit base of $258 million. The estimated brokered deposits as of the assumption date totaled $169 million. Such deposit assumption was net of acquiring cash, certificates of deposit in other financial institutions, federal funds sold, securities, and loans secured by assumed deposits. As part of the SPB deposit acquisition we also purchased an additional $31 million in loans. We made this acquisition to augment our deposit base and to gain experience with FDIC-assisted transactions.

  Federally Assisted Acquisition of Affinity Bank

        On August 28, 2009, Pacific Western Bank acquired certain assets and assumed certain liabilities of Affinity Bank from the Federal Deposit Insurance Corporation ("FDIC") in an FDIC-assisted transaction. We entered into a loss sharing agreement with the FDIC, whereby the FDIC will cover a substantial portion of any future losses on loans, other real estate owned and certain investment securities. We refer to the acquired assets subject to the loss sharing agreement collectively as "covered assets." Under the terms of such loss sharing agreement, the FDIC will absorb 80% of losses and receive 80% of loss recoveries on the first $234 million of losses on covered assets and absorb 95% of losses and receive 95% of loss recoveries on covered assets exceeding $234 million. The loss sharing agreement is in effect for 5 years for commercial assets (non-residential loans, OREO and certain securities) and 10 years for residential loans from the August 28, 2009 acquisition date. The loss recovery provisions are in effect for 8 years for commercial assets and 10 years for residential loans from the acquisition date. Affinity was a full service commercial bank headquartered in Ventura, California that operated 10 branch locations in California. We made this acquisition to expand our presence in California.

        The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting (formerly the purchase method). The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the August 28, 2009 acquisition date. Such fair values are preliminary estimates and are subject to adjustment for up to one-year after the acquisition date. The application of the acquisition method of accounting resulted in a net after-tax gain of $38.9 million ($67.0 million before tax).

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(3) Acquisitions (Continued)

  Merger-related charges

        All of the acquisitions consummated after December 31, 2000 were completed using the purchase method of accounting. For those acquisitions completed prior to January 1, 2009, we recorded the estimated merger-related charges associated with each acquisition as a liability at closing when the related purchase price was allocated. For each acquisition, we developed an integration plan for the Company that addressed, among other things, requirements for staffing, systems platforms, branch locations and other facilities. The remaining merger-related liability totals $1.2 million at December 31, 2009 and represents the estimated lease payments, net of estimated sublease income, for the remaining life of leases for abandoned space. For acquisitions completed after January 1, 2009, acquisition-related costs, such as legal, accounting, valuation and other professional fees, necessary to effect a business combination, are charged to earnings in the periods in which the costs are incurred. We incurred approximately $950,000 of such costs in 2009.

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

	Year Ended December 31,
	2009	2008
	(Dollars in thousands, except per share data)
Revenues (net interest income plus noninterest income)	$275,404	$357,424
Net earnings (loss)	$(66,918)	$(688,701)
Net income (loss) per share:
Basic	$(2.11)	$(25.37)
Diluted	$(2.11)	$(25.37)

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

        The changes in the carrying amount of goodwill for the year ended December 31, 2008 is as follows:

Goodwill
(Dollars in thousands)
Balance as of January 1, 2008	$761,990
Additions due to acquisitions	—
Adjustments related to prior acquisitions	(289)
Write-offs	(761,701)

Balance as of December 31, 2008	$—

        Our intangible assets with definite lives are core deposit and customer relationship intangibles. These intangibles are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or loan customers acquired. The weighted average amortization period remaining for our core deposit and customer relationship intangibles is 2.8 years. The estimated aggregate amortization expense related to these intangible assets for each of the next five years is $9.5 million, $8.0 million, $5.7 million, $4.1 million and $2.6 million.

        The following table presents the changes in the gross amounts of core deposit and customer relationship intangibles and the related accumulated amortization for the years ended December 31, 2009, 2008 and 2007.

	Core deposit and customer relationship intangibles
	2009	2008	2007
	(Dollars in thousands)
Gross amount:
Balance as of January 1,	$76,562	$70,805	$67,773
Adjustment to Security Pacific Bank CDI	109	—	—
Additions due to acquisitions	2,812	5,757	3,032
Fully amortized	(3,572)	—	—

Balance as of December 31,	75,911	76,562	70,805

Accumulated amortization:
Balance as of January 1,	(36,640)	(27,020)	(17,346)
Amortization	(9,547)	(9,620)	(9,674)
Fully amortized	3,572	—	—

Balance as of December 31,	(42,615)	(36,640)	(27,020)

Net balance as of December 31,	$33,296	$39,922	$43,785

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Securities Available-for-Sale

        The amortized cost, gross unrealized gains and losses, and fair value of securities available-for-sale as of December 31, 2009 and 2008 are presented in the table below. Other securities include an investment in overnight money market funds at a financial institution. We acquired and recorded $158.8 million of investment securities at estimated fair market value in the Affinity acquisition. Such acquired securities included $55.3 million of "private-label" Collateralized Mortgage Obligations (CMOs) which are covered by the FDIC loss sharing agreement. The remaining acquired securities were predominately government or government-sponsored entity CMOs. See Note 14 for information on fair value measurements and methodology.

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored entity debt securities	$38,945	$22	$319	$38,648
Municipal securities	7,880	334	—	8,214
Residential mortgage-backed securities:
Government and Government-sponsored entity pass through	232,717	3,655	840	235,532
Government and Government-sponsored entity CMOs	89,087	512	2,702	86,897
Covered private label CMOs	52,967	713	1,555	52,125
Other securities	2,284	—	—	2,284

Total	$423,880	$5,236	$5,416	$423,700

	2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Government-sponsored entity debt securities	$24,006	$182	$28	$24,160
Municipal securities	7,342	201	34	7,509
Government and Government-sponsored entity pass through mortgage-backed securities	85,951	2,326	144	88,133
Other securities	1,775	—	—	1,775

Total	$119,074	$2,709	$206	$121,577

        Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because obligors and/or issuers may have the right to call or prepay obligations with or without call or

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Securities Available-for-Sale (Continued)

prepayment penalties. The contractual maturity distribution based on amortized cost and fair value as of December 31, 2009, is shown below.

	Maturity Distribution as of December 31, 2009
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$2,284	$2,284
Due after one year through five years	34,189	34,623
Due after five years through ten years	46,703	46,711
Due after ten years	340,704	340,082

Total	$423,880	$423,700

        At December 31, 2009, the fair value of debt securities and mortgage-backed securities issued by the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) was approximately $264.7 million. We do not own any equity securities issued by Fannie Mae or Freddie Mac. There were no sales of securities in 2009. We sold $16.5 million of Fannie Mae and Freddie Mac debt securities at a gain of $81,000 during 2008. There were no sales of securities in 2007. As of December 31, 2009 and 2008, securities available-for-sale with a carrying value of $176.7 million and $119.8 million were pledged as security for borrowings, public deposits and other purposes as required by various statutes and agreements.

        Market valuations of our investment securities are provided by an independent third party. The fair values are determined by using several sources for valuing fixed income securities. Their techniques include pricing models that vary based on the type of asset being valued and incorporate available trade, bid and other market information. In accordance with the hierarchy established in ASC Topic 820, the market valuation sources include observable market inputs for the majority of our securities. and are therefore considered Level 2 inputs for purposes of determining the fair values. The valuation techniques for the covered private label CMOs are considered Level 3. See note 14 for information on fair value measurements and methodology.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(5) Securities Available-for-Sale (Continued)

        The following tables present the fair value and the unrealized loss on securities that were temporarily impaired as of December 31, 2009 and 2008. At December 31, 2009, none of the securities in our investment portfolio had been in a continuous unrealized loss position for 12 months or longer.

	Impaired less than 12 months
	As of December 31, 2009		As of December 31, 2008
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Government-sponsored entity debt securities	$35,626	$319	$2,972	$28
Municipal securities	—	—	2,691	34
Residential mortgage-backed securities:
Government and Government-sponsored entity pass through	113,621	840	9,403	144
Government and Government-sponsored entity CMOs	64,661	2,702	—	—
Covered private label CMOs	30,511	1,555	—	—

Total temporarily impaired securities	$244,419	$5,416	$15,066	$206

(6) Non-covered Loans, Allowance for Credit Losses, and Other Real Estate Owned

        When we refer to non-covered loans we are referring to loans not covered by the FDIC loss sharing agreement. Covered loans, the allowance for credit losses on covered loans, and covered other real estate owned are discussed in note 7.

        As of December 31, 2009 and 2008, non-covered loans consisted of the following:

	2009	2008
	(Dollars in thousands)
Commercial	$815,527	$896,328
Real estate, construction	440,286	579,884
Real estate, mortgage	2,425,328	2,475,276
Consumer	32,241	44,996

Gross loans	3,713,382	3,996,484
Less:
Unearned income	(5,999)	(8,593)
Allowance for loan losses	(118,717)	(63,519)

Total loans	$3,588,666	$3,924,372

        As further explained in Note 24, Subsequent Events, we sold $323.6 million of non-covered loans on February 23, 2010.

        The Company funds commercial, real estate and consumer loans to customers in the regions the Bank serves, which are mainly in Southern California. We have non-covered foreign loans which are primarily to individuals and entities located in Mexico. All of our non-covered foreign loans are denominated in U.S. dollars and the majority are collateralized by assets located in the United States

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Non-covered Loans, Allowance for Credit Losses, and Other Real Estate Owned (Continued)

or guaranteed or insured by businesses located in the United States. As of December 31, 2009 and 2008, non-covered foreign loan balances totaled $36.2 million and $53.2 million, respectively.

        A summary of the activity in the allowance for credit losses on non-covered loans is as follows:

	Components
			Total Allowance for Credit Losses
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments
	(Dollars in thousands)
Balance, January 1, 2007	$52,908	$8,271	$61,179
Provision for credit losses	2,800	200	3,000
Loans charged-off	(4,785)	—	(4,785)
Recoveries on loans charged-off	1,949	—	1,949

Loans charged-off, net of recoveries	(2,836)	—	(2,836)
Allowance transferred to loans held for sale	(2,461)	—	(2,461)
Additions due to acquisitions	2,146	—	2,146

Balance, December 31, 2007	$52,557	$8,471	$61,028
Provision for credit losses	49,000	(3,200)	45,800
Loans charged-off	(39,575)	—	(39,575)
Recoveries on loans charged-off	1,537	—	1,537

Loans charged-off, net of recoveries	(38,038)	—	(38,038)

Balance, December 31, 2008	$63,519	$5,271	$68,790
Provision for credit losses	141,610	290	141,900
Loans charged-off	(88,119)	—	(88,119)
Recoveries on loans charged-off	1,707	—	1,707

Loans charged-off, net of recoveries	(86,412)	—	(86,412)

Balance, December 31, 2009	$118,717	$5,561	$124,278

        Non-covered impaired loans include loans that are designated as nonaccrual or restructured and are summarized as follows at December 31, 2009 and 2008:

	At December 31,
	2009	2008
	(Dollars in thousands)
Restructured nonaccrual loans	$88,274	$4,284
Other nonaccrual loans	151,893	59,186

Total nonaccrual loans	$240,167	$63,470
Restructured performing loans	181,454	12,637

Total impaired loans	$421,621	$76,107

        See Note 24 for the reductions in nonaccrual and restructured loans resulting from the loan sale.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Non-covered Loans, Allowance for Credit Losses, and Other Real Estate Owned (Continued)

        We have commitments in the amount of $243,000 to lend on nonaccrual loans but are under no obligation to honor such commitment as long as the loan is on nonaccrual. We have commitments in the amount of $712,000 to lend on performing restructured loans.

        The majority of our loan restructurings relate to commercial real estate lending and involve lowering the interest rate and/or a change to interest-only payments for a period of time. In these cases, we do not typically forgive principal or extend the maturity date as part of the loan modification. At December 31, 2009, we had $181.5 million in loans that were accruing interest under the terms of troubled debt restructurings. This amount consists of $36 million in commercial loans, $51 million in construction loans and $92 million in commercial real estate loans. The majority of the restructured performing loans were on accrual status prior to the loan modification and have remained on accrual status after the loan modification due to the borrower making payments before and after the restructuring. In these circumstances, generally, a borrower may have had a fixed rate loan that they continued to repay, but may be having cash flow difficulties. In an effort to work with certain borrowers, we may agree to interest rate reductions to reflect the lower market interest rate environment and/or interest-only payments for a period of time. The amount of loan restructurings has increased during 2009 as we continue to work with borrowers who are experiencing financial difficulties. As a result of the current economic environment in our market areas, we anticipate further increases in loan restructurings during 2010.

        The following table summarizes our non-covered nonaccrual and non-covered performing impaired loans:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Nonaccrual loans:
Average balance	$165,445	$58,165	$24,577
Interest income recorded	7,967	4,478	1,158
Interest income foregone	7,262	2,201	2,266
Performing impaired loans:
Average balance	69,249	1,897	1,974
Interest income recorded	10,599	1,076	200

        The Company measures its impaired loans by using the estimated fair value of the collateral, less estimated costs to sell, if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan's effective interest rate if the loan is not collateral-dependent. The Company recognizes income from non-covered impaired loans on an accrual basis unless the loan is on nonaccrual status. Income from loans on nonaccrual status is recognized to the extent cash is received and the loan's principal balance is deemed collectible. For the years ended December 31, 2009, 2008 and 2007, no interest income was recorded on non-covered impaired loans during the time such loans were on nonaccrual status.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Non-covered Loans, Allowance for Credit Losses, and Other Real Estate Owned (Continued)

        The following table summarizes non-covered impaired loans and any related impairment allowance as of December 31, 2009 and 2008:

	As of December 31,
	2009		2008
	Recorded Investment	Impairment Allowance	Recorded Investment	Impairment Allowance
	(Dollars in thousands)
With impairment allowance:
Real estate loans	$220,055	$28,330	$2,994	$652
Other loans	14,496	2,094	18,597	2,701
Without impairment allowance:
Real estate loans	144,547	—	32,795	—
Other loans	42,523	—	21,721	—

Total	$421,621	$30,424	$76,107	$3,353

  Non-covered Other Real Estate Owned (OREO).

        The following table summarizes OREO by property type at December 31, 2009, and 2008:

	As of December 31,
Property Type	2009	2008
	(Dollars in thousands)
Improved residential land	$7,514	$3,735
Commercial real estate	28,478	27,879
Residential condominiums	—	5,343
Single family homes	7,263	4,353

Total	$43,255	$41,310

        A rollforward of OREO for 2009 and 2008 is as follows:

	For the Years Ended December 31,
	2009	2008
	(Dollars in thousands)
Balance, beginning of year	$41,310	$2,736
Additions	53,826	48,978
Loss provisions and fair value adjustments	(16,277)	(1,268)
Reductions related to sales	(35,604)	(9,136)

Balance, end of year	$43,255	$41,310

        During 2009, we sold 25 properties for a net loss of $1.3 million.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(6) Non-covered Loans, Allowance for Credit Losses, and Other Real Estate Owned (Continued)

        A rollforward of our OREO valuation allowance for 2009 and 2008 is as follows:

	For the Years Ended December 31,
	2009	2008
	(Dollars in thousands)
Balance, beginning of year	$1,254	$38
Provision for losses	16,277	1,254
Due from the SBA	1,403	14
Reductions due to sales	(2,906)	(52)

Balance, end of year	$16,028	$1,254

        The components of non-covered OREO expense, net for the years ended December 31, 2009 and 2008 are as follows:

	For the Years Ended December 31,
	2009	2008
	(Dollars in thousands)
Maintenance costs	$3,999	$1,344
Provision for losses	16,277	1,254
(Gain) loss on sale	1,293	(380)

	$21,569	$2,218

(7) Covered Loans, Allowance for Loss on Covered Loans, and Covered Other Real Estate Owned

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(7) Covered Loans, Allowance for Loss on Covered Loans, and Covered Other Real Estate Owned (Continued)

        The following table reflects the estimated fair value of the acquired loans at August 28, 2009 and the carrying value of such loans at December 31, 2009.

	August 28, 2009	December 31, 2009
	(Dollars in thousands)
Commercial and industrial	$12,187	$9,026
Healthcare related	55,130	57,263
Construction:
Commercial	26,922	24,418
Residential	85,097	70,721
Acquisition and development:
Residential acquisition and development	33,686	10,032
Multifamily acquisition and development	12,816	2,720
Commercial real estate	280,202	262,194
Multifamily	283,343	263,944
Residential, home equity credit lines and consumer	24,537	24,217

Total gross loans	813,920	724,535
Discount	(138,304)	(84,849)

Loans, net of discount	675,616	639,686
Less allowance for covered loan losses	—	18,000

Covered loans, net	$675,616	$621,686

        The covered loans acquired in the Affinity transaction are subject to our internal and external credit review. If and when credit deterioration occurs subsequent to the August 28, 2009 acquisition date, a provision for credit losses for covered loans will be charged to earnings for the full amount without regard to the FDIC loss sharing agreement. The portion of the estimated loss reimbursable from the FDIC is recorded in noninterest income and increases the FDIC loss sharing asset. During the fourth quarter of 2009 we recorded a provision for credit losses of $18.0 million on the covered loan portfolio; such provision represents credit deterioration since the acquisition date based on decreases in expected cash flows on certain covered loans measured as of December 31, 2009 and compared to acquisition date expected cash flows. We recorded $14.4 million in noninterest income to reflect the FDIC's share of this estimated loss.

        In accordance with ASC 310-10 and in estimating the fair value of the covered loans at the acquisition date, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the "undiscounted contractual cash flows") and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the "undiscounted expected cash flows"). The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference totaled $118.8 million at August 28, 2009 and represented an estimate of the undiscounted loss exposure in the covered loan portfolio at the acquisition date. Subsequent to the acquisition date, $20.8 million of covered loans were sold and the related discount of $1.4 million was recorded as an adjustment to interest income.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(7) Covered Loans, Allowance for Loss on Covered Loans, and Covered Other Real Estate Owned (Continued)

        On the acquisition date, the amount by which the undiscounted expected cash flows exceed the estimated fair value of the acquired loans is the "accretable yield". The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. The following table summarizes the accretable yield on the covered loans as of August 28, 2009 and the changes therein through December 31, 2009:

		Accretable Yield
		(In thousands)
Estimated fair value of loans acquired		$675,616
Less: undiscounted cash flows expected to be collected
Undiscounted contractual cash flows	$1,042,628
Undiscounted cash flows not expected to be collected (nonaccretable difference)	(118,838)	923,790

Accretable yield at August 28, 2009:		(248,174)
Activity through December 31, 2009:
Accretion to interest income	17,622
Decrease in expected cash flows	4,106	21,728

Accretable yield at December 31, 2009		$(226,446)

        The following table summarizes covered OREO by property type at December 31, 2009:

Property Type	As of December 31, 2009
(Dollars in thousands)
Improved residential land	$14,537
Commercial real estate	9,728
Single family homes	3,423

Total	$27,688

        The following table summarizes the activity related to the covered OREO for 2009:

As of December 31, 2009
(Dollars in thousands)
Acquisition	$22,897
Additions	14,509
Loss provisions and fair value adjustments	(1,518)
Reductions related to sales	(8,200)

Balance at December 31, 2009	$27,688

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(7) Covered Loans, Allowance for Loss on Covered Loans, and Covered Other Real Estate Owned (Continued)

        The components of covered OREO expense for 2009 is as follows:

As of December 31, 2009
(Dollars in thousands)
Maintenance costs	$220
Provision for losses	1,518
Loss on sales	15

$1,753

(8) FDIC Loss Sharing Asset

        Changes in the FDIC loss sharing asset since the August 28, 2009 Affinity acquisition date are as follows:

(In thousands)
Estimated fair value at acquisition date	$107,718
FDIC share of additional losses	15,614
Cash payments received from the FDIC	(10,966)
Net accretion	451

Balance at December 31, 2009	$112,817

(9) Land, Premises and Equipment

        Premises and equipment as of December 31, 2009 and 2008 are as follows:

	As of December 31,
	2009	2008
	(Dollars in thousands)
Land	$2,897	$2,897
Buildings	4,985	4,985
Furniture, fixtures and equipment	24,035	22,738
Leasehold improvements	22,466	21,565

Premises and equipment	54,383	52,185
Less accumulated depreciation and amortization	31,837	27,510

Premises and equipment, net	$22,546	$24,675

        Depreciation and amortization expense was $5.5 million, $5.4 million and $6.3 million for the years ended December 31, 2009, 2008 and 2007.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(9) Land, Premises and Equipment (Continued)

        We have obligations under a number of noncancelable operating leases for premises and equipment. As of December 31, 2009, future minimum rental payments under noncancelable operating leases are as follows (in thousands):

2010	$15,407
2011	13,976
2012	11,964
2013	10,186
2014	8,162
Thereafter	20,361

Total	$80,056

        Total gross rental expense for the years ended December 31, 2009, 2008 and 2007 was $15.0 million, $13.5 million and $12.2 million. Most of the leases provide that the Company pay maintenance, insurance and certain other operating expenses applicable to the leased premises in addition to the monthly rental payments. During 2007, we sold two office facilities and leased back a portion of the respective buildings. We recognized a net gain on these transactions of $396,000, which is included in other income. The future rental payments related to these sold and leased-backed office facilities totals $1.2 million over the next 5 years; such amounts are included in the above lease commitment schedule.

        Total rental income for the years ended December 31, 2009, 2008 and 2007 was approximately $441,000, $424,000 and $499,000, respectively. The future minimum rental payments to be received under noncancelable subleases is $4.2 million.

(10) Deposits

        Interest-bearing deposits as of December 31, 2009 and 2008 are comprised of the following:

	As of December 31,
	2009	2008
	(Dollars in thousands)
Interest-bearing checking deposits	$439,694	$342,241
Money market deposits	1,171,386	837,873
Savings deposits	108,569	124,603
Time deposits under $100,000	505,130	611,083
Time deposits of $100,000 or more	566,816	393,930

Total	$2,791,595	$2,309,730

        Brokered time deposits totaled $181.3 million at December 31, 2009 and include $74.6 million of customer deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits. Brokered time deposits totaled $386.8 million at December 31, 2008, of which $107.4 million were part of the CDARS program.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(10) Deposits (Continued)

        The following summarizes the maturity of time deposits as of December 31, 2009 (in thousands):

	Under $100,000	$100,000 or more	Total
2010	$430,268	$509,209	$939,477
2011	69,263	44,878	114,141
2012	4,006	12,090	16,096
2013	742	209	951
2014	851	430	1,281

Total	$505,130	$566,816	$1,071,946

        Interest expense on deposits for the years ended December 31, 2009, 2008 and 2007 is comprised of the following:

	For the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Interest-bearing checking deposits	$1,754	$2,915	$2,493
Money market deposits	11,767	19,735	33,621
Savings deposits	270	253	229
Time deposits under $100,000	10,966	8,554	7,228
Time deposits of $100,000 or more	7,159	9,700	12,900

Total	$31,916	$41,157	$56,471

(11) Borrowings and Subordinated Debentures

  Borrowings

        The Bank and the holding Company have established secured and unsecured lines of credit. We may borrow funds from time to time on a term or overnight basis from the FHLB, the FRB, or other financial institutions.

        Federal Funds Arrangements with Commercial Banks.    As of December 31, 2009, 2008, and 2007, we had unsecured lines of credit with correspondent banks, subject to availability, in the amount of $117.0 million, $155.0 million, and $150.0 million. These lines are renewable annually and have no unused commitment fees. As of December 31, 2009, 2008, and 2007, there were no balances outstanding.

        FRB Secured Line of Credit.    We established a secured line of credit with the FRB during 2008. The secured borrowing capacity is collateralized by a blanket lien covering $623.8 million of our construction and commercial loans not already pledged to the FHLB as described below. As of December 31, 2009, our secured FRB borrowing capacity was $333.2 million. As of December 31, 2009 and 2008 and during such periods, there were no balances outstanding.

        FHLB Secured Lines of Credit.    The borrowing arrangements with the FHLB are based on two separate FHLB programs and are collateralized by the majority of our securities available-for-sale and by a blanket lien covering a large portion of our real estate secured loans. At December 31, 2009,

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Borrowings and Subordinated Debentures (Continued)

approximately $3.0 billion of real estate and commercial loans and securities with a carrying value of $139.7 million are pledged to secure our FHLB lines of credit. The following table summarizes information about our collateralized FHLB borrowing arrangements for the periods indicated.

	As of and for the Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Collateralized borrowing limits	$1,322,636	$980,227	$922,488
Carrying value of assets pledged	$3,125,442	$2,580,436	$2,390,995
Unused borrowing capacity	$785,410	$527,790	$355,488
Balance at the end of the year	$542,763	$450,000	$567,000
Average balance outstanding during the year	$550,038	$574,358	$349,175
Highest balance at any month-end	$722,921	$698,500	$567,000
Weighted average interest cost for the year	2.81%	3.21%	4.91%

        The following table summarizes our outstanding FHLB advances by their maturity dates as of December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
Maturity Date	Amount	Rate	Amount	Rate
	(Dollars in thousands)
12/7/2009	$—	—	$100,000	3.63%
1/11/2010(a)	75,000	3.04%	75,000	3.04%
2/8/2010(a)(b)	10,000	4.81%	—	—
2/8/2010(a)(b)	25,000	5.04%	—	—
2/26/2010(a)(b)	25,000	4.99%	—	—
8/23/2010(b)	20,000	4.90%	—	—
12/29/2010(b)	25,000	4.23%	—	—
9/8/2011(b)	20,000	4.67%	—	—
1/11/2013	50,000	2.71%	50,000	2.71%
9/9/2013(b)	20,000	4.63%	—	—
8/25/2014(b)	20,000	4.26%	—	—
9/23/2014(b)	20,000	3.51%	—	—
12/11/2017	200,000	3.16%	200,000	3.16%
1/11/2018	25,000	2.61%	25,000	2.61%
Unamortized premium(c)	7,763		—

	$542,763		$450,000

(a)
Matured and repaid by the end of February 2010.

(b)
Assumed in the Affinity acquisition.

(c)
Represents the fair value adjustment on FHLB advances assummed in the Affinity acquisition. Such adjustment causes the weighted average effective interest rate for assumed FHLB advances to be 1.99%.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Borrowings and Subordinated Debentures (Continued)

        The FHLB advances outstanding at December 31, 2009, are both term and callable advances. The maturities shown are the contractual maturities for all advances. The callable advances have all passed their initial call dates and are currently callable on a quarterly basis by the FHLB. While the FHLB may call the advances to be repaid for any reason, they are likely to be called if market interest rates are higher than the advances' stated rates on the call dates. We may repay the advances at any time with a prepayment penalty. We elected to repay $85 million in acquired FHLB advances early in the fourth quarter of 2009 and incurred a $481,000 penalty, which is included in other expenses.

  Subordinated Debentures

        The Company had an aggregate of $129.8 million subordinated debentures outstanding at December 31, 2009, $130.0 million at December 31, 2008 and $138.5 million at December 31, 2007. The subordinated debentures outstanding at December 31, 2009 were issued in seven separate series. Each issuance has a maturity of thirty years from its date of issue. Debt issuance costs are amortized on a straight-line basis over the period to the first call date. The subordinated debentures were issued to trusts established by us or entities we have acquired, which in turn issued trust preferred securities, which total $123.0 million at December 31, 2009. These trust preferred securities are presently considered Tier 1 capital for regulatory purposes. With the exception of Trust I and Trust CI, the subordinated debentures are callable at par, only by the issuer, five years from the date of issuance, subject to certain exceptions. We are permitted to call the debentures in the first five years if the prepayment election relates to one of the following three events: (i) a change in the tax treatment of the debentures stemming from a change in the IRS laws; (ii) a change in the regulatory treatment of the underlying trust preferred securities as Tier 1 capital; and (iii) a requirement to register the underlying trust as a registered investment company. However, redemption in the first five years is subject to a prepayment penalty. Trust I and Trust CI may not be called for 10 years from the date of issuance unless one of the three events described above has occurred and then a prepayment penalty applies. In addition, there is a prepayment penalty if either of these debentures is called 10 to 20 years from the date of their issuance and they may be called at par after 20 years. The proceeds of the subordinated debentures were used primarily to fund several of our acquisitions and to augment regulatory capital. Interest payments on subordinated debentures made by the Company are considered dividend payments by the Federal Reserve Bank. As such, notification to the Federal Reserve Bank is required prior to paying such interest during any period for which our quarterly net earnings are insufficient to fund the dividend due. Should the FRB object to payment of interest on the subordinated debentures we would not be able to make the payments until approval is received or we no longer need to provide notice under applicable regulations.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(11) Borrowings and Subordinated Debentures (Continued)

        The following table summarizes the terms of each issuance of the subordinated debentures outstanding December 31, 2009:

Series	Date issued	Amount	Maturity	Earliest Call Date by Company without Penalty(1)	Fixed or Variable Rate		Rate Index	Current Rate(2)	Next Reset Date
	(Dollars in thousands)
Trust CI	3/23/2000	$10,310	3/8/2030	3/8/2020	Fixed		N/A	11.00%	N/A
Trust I	9/7/2000	8,248	9/7/2030	9/7/2020	Fixed		N/A	10.60%	N/A
Trust V	8/15/2003	10,310	9/17/2033	N/A	Variable		3 month LIBOR + 3.10	3.35%	3/15/2010
Trust VI	9/3/2003	10,310	9/15/2033	N/A	Variable		3 month LIBOR + 3.05	3.30%	3/12/2010
Trust CII	9/17/2003	5,155	9/17/2033	N/A	Variable		3 month LIBOR + 2.95	3.20%	3/15/2010
Trust VII	2/5/2004	61,856	4/23/2034	N/A	Variable		3 month LIBOR + 2.75	3.00%	4/28/2010
Trust CIII	8/15/2005	20,619	9/15/2035	9/15/2010	Fixed	(3)	N/A	5.85%	9/15/2010
Unamortized premium(4)		2,990

Total		$129,798

(1)
As described above, certain issuances may be called earlier without penalty upon the occurrence of certain events.

(2)
As of January 28, 2010; excludes debt issuance costs.

(3)
Interest rate is fixed until 9/15/2010 and then is variable at a rate of 3-month LIBOR + 1.69%.

(4)
This amount represents the remaining unamortized premium of the fair value adjustment made to the four trusts that we acquired during 2007.

(12) Reorganization Charges

        There were $1.2 million in reorganization and lease charges in 2009 for staff reductions, premises costs for closing of two banking offices and additional rent for a discontinued acquired office. The 2008 reorganization charges of $258,000 represent the costs incurred in changing the Company's state of incorporation from California to Delaware. The 2007 reorganization charges of $1.7 million represent an accrual for severance costs associated with a staff reduction, the consolidation of branch offices, and other costs associated with the merger of First National with Pacific Western. At December 31, 2009, the remaining liability for these accrued reorganization costs totaled $232,000 and related to future rent for vacant facilities.

(13) Commitments and Contingencies

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(13) Commitments and Contingencies (Continued)

        The following is a summary of those financial instruments as of December 31, 2009 and 2008:

	2009	2008
	(Dollars in thousands)
Commitments to extend credit—fixed	$59,459	$77,325
Commitments to extend credit—variable	699,916	851,004
Standby letters of credit	31,007	67,124
Commercial letters of credit	196	208

	$790,578	$995,661

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Of the $790.6 million of commitments to extend credit, $19.9 million is related to foreign loans.

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees will expire within one year. The Company generally requires collateral or other security to support financial instruments with credit risk.

        In addition, the Company has investments in low income housing project partnerships which provide the Company income tax credits and in several small business investment companies. The investments call for capital contributions up to an amount specified in the partnership agreements. The Company had commitments to contribute capital to these entities totaling $277,000 and $360,000 as of December 31, 2009 and 2008.

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

(14) Fair Value of Financial Instruments

        ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value including a three-level valuation hierarchy, and expands disclosures about fair value measurements. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date reflecting assumptions that a market participant would use when pricing an asset or liability. The hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:

  •
  Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Fair Value of Financial Instruments (Continued)

  •
  Level 2: Observable inputs other than Level 1, including quoted prices for similar assets and liabilities in active markets, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data, either directly or indirectly, for substantially the full term of the financial instrument. This category generally includes U.S. government and agency securities.

  •
  Level 3: Inputs to a valuation methodology that are unobservable, supported by little or no market activity, and significant to the fair value measurement. These valuation methodologies generally include pricing models, discounted cash flow models, or a determination of fair value that requires significant management judgment or estimation. This category also includes observable inputs from a pricing service not corroborated by observable market data, such as pricing private label CMOs.

        We use fair value to measure certain assets on a recurring basis, primarily securities available for sale; we have no liabilities being measured at fair value. For assets and liabilities measured at the lower of cost or fair value, the fair value measurement criteria may or may not be met during a reporting period and such measurements are therefore considered "nonrecurring" for purposes of disclosing our fair value measurements. Fair value is used on a nonrecurring basis to adjust carrying values for impaired loans and other real estate owned and also to record impairment on certain assets, such as goodwill, core deposit intangibles and other long-lived assets.

        The following tables present information on the assets measured and recorded at fair value on a recurring and nonrecurring basis at and for the year ended December 31, 2009.

		Fair Value Measurement Using
	Balance as of December 31, 2009	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in thousands)
Measured on a Recurring Basis
Non-covered securities available-for-sale	$371,575	$—	$371,575	$—
Covered securities available-for-sale	52,125	—	—	52,125

	$423,700	$—	$371,575	$52,125

Measured on a Nonrecurring Basis
Impaired loans	$249,376	$—	$69,259	$180,117
Other real estate owned	21,910	—	15,800	6,110
SBA loan servicing asset	1,937	—	—	1,937

	$273,223	$—	$85,059	$188,164

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Fair Value of Financial Instruments (Continued)

        The following tables present information on the assets measured and recorded at fair value on a recurring and nonrecurring basis at and for the year ended December 31, 2008:

			Fair Value Measurement Using
	Balance as of December 31, 2008		Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in thousands)
Measured on a Recurring Basis
Non-covered securities available-for-sale	$121,577		$—	$121,577	$—

Measured on a Nonrecurring Basis
Impaired loans	$42,141		$—	$19,964	$22,177
Loans transferred from held-for-sale to the regular portfolio	24,632	(a)	—	24,632	—
Other real estate owned	5,194		—	3,718	1,476
SBA loan servicing asset	2,339		—	—	2,339

	$74,306		$—	$48,314	$25,992

(a)
Represents unpaid balance at the time of transfer.

        The total gains and losses recognized for the years ended December 31, 2009 and 2008 follow.

	For the Years Ended December 31,
	2009	2008
	(Dollars in thousands)
Goodwill	$—	$(761,701)
Impaired loans	(67,762)	(7,118)
Other real estate owned	(14,615)	(1,254)
Servicing asset	375	8
Loans transferred from held-for-sale to the regular portfolio	—	(673)

	$(82,002)	$(770,738)

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Fair Value of Financial Instruments (Continued)

        For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the activity for the year ended December 31, 2009 is summarized in the following table:

(Dollars in Thousands)
Beginning of the period	$—
Covered investment securities acquired in the Affinity acquisition	55,270
Total realized in earnings	847
Total unrealized in comprehensive income	(842)
Net settlements subsequent to acquisition	(3,150)

Balance at December 31, 2009	$52,125

        ASC Topic 825, Financial Instruments, requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. Additionally, certain financial instruments and all nonfinancial instruments are excluded from the applicable disclosure requirements. The following table is a summary of the carrying values and fair value estimates of certain financial instruments as of December 31, 2009 and 2008.

	2009		2008
	Carrying or Contract Amount	Fair Value Estimates	Carrying or Contract Amount	Fair Value Estimates
	(Dollars in thousands)
Financial Assets:
Cash and due from banks	$93,915	$93,915	$100,925	$100,925
Federal funds sold	—	—	165	165
Interest-bearing deposits in financial institutions	117,133	117,133	58,780	58,780
Investment in Federal Home Loan Bank Stock	50,429	50,429	33,782	33,782
Securities available-for-sale	423,700	423,700	121,577	121,577
Loans, net	4,210,352	4,195,805	3,924,372	3,905,773
Financial Liabilities:
Deposits	4,094,569	4,102,467	3,475,215	3,479,214
Borrowings	542,763	557,363	450,000	475,085
Subordinated debentures	129,798	146,413	129,994	134,080

        The following is a description of the valuation methodologies used to measure our assets recorded at fair value (under ASC Topic 820) and for estimating fair value for financial instruments not recorded at fair value (under ASC Topic 825).

        Cash and Due from Banks and Federal Funds Sold.    The carrying amount is assumed to be the fair value because of the liquidity of these instruments.

        Interest-bearing Deposits in Financial Institutions.    The carrying amount is assumed to be the fair value given the short-term nature of these deposits.

        FHLB stock.    The fair value of FHLB stock is based on our recorded investment. In January 2009, the FHLB announced it suspended excess FHLB stock redemptions and dividend payments. During

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Fair Value of Financial Instruments (Continued)

2009, the FHLB declared and paid a dividend, though at a reduced rate when compared to prior dividends. As a result of the these actions, we evaluated the carrying value of our FHLB stock investment. Based on the FHLB's most recent publicly available financial results, its capital position and its bond ratings, we concluded such investment was not impaired at either December 31, 2009 or 2008.

        Securities available-for-sale.    Securities available-for-sale are measured and carried at fair value on a recurring basis. Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated other comprehensive income in the consolidated balance sheets. Also see note 5 for further information on unrealized gains and losses on securities available-for-sale.

        In determining the fair value of the securities categorized as Level 2, we obtain a report from a nationally recognized broker-dealer detailing the fair value of each investment security we hold as of each reporting date. The broker-dealer uses observable market information to value our fixed income securities, with the primary source being a nationally recognized pricing service. The fair value of the municipal securities is based on a proprietary model maintained by the broker-dealer. We review all of the broker-dealer supplied quotes on the securities we own as of the reporting date for reasonableness based on our understanding of the marketplace and we consider any credit issues related to the bonds. As we have not made any adjustments to the market quotes provided to us and they are based on observable market data, they have been categorized as Level 2 within the fair value hierarchy.

        Our private label CMO securities are categorized as Level 3 due in part to the inactive market for such securities. There is a wide range of prices quoted for private label CMOs among independent third party pricing services and this range reflects the significant judgment being exercised over the assumptions and variables that determine the pricing of such securities. We consider this subjectivity to be a significant unobservable input and have concluded the private label CMOs should be categorized as a Level 3 measured asset. While the private label CMOs may be based on significant unobservable inputs, our fair value was based on prices provided to us by a nationally recognized pricing service which we also use to determine the fair value of the majority of our securities portfolio. We determined the reasonableness of the fair values by reviewing assumptions at the individual security level about prepayment, default expectations, estimated severity loss factors, projected cash flows and estimated collateral performance, all of which are not directly observable in the market.

        Non-covered loans.    As non-covered loans are not measured at fair value, the following discussion relates to estimating the fair value disclosures under ASC Topic 825. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type and further segmented into fixed and adjustable rate interest terms and by credit risk categories. The fair value estimates do not take into consideration the value of the loan portfolio in the event the loans have to be sold outside the parameters of normal operating activities. The fair value of performing fixed rate loans is estimated by discounting scheduled cash flows through the estimated maturity using estimated market prepayment speeds and estimated market discount rates that reflect the credit and interest rate risk inherent in the loans. The estimated market discount rates used for performing fixed rate loans are the Company's current offering rates for comparable instruments with similar terms. The fair value of performing adjustable rate loans is estimated by discounting scheduled cash flows through the next repricing date. As these loans reprice frequently at market rates and the credit risk is not considered to be greater than normal, the market value is typically close to the carrying amount of these loans.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Fair Value of Financial Instruments (Continued)

        Non-covered impaired loans.    Non-covered impaired loans are measured and recorded at fair value on a non-recurring basis. All of our non-covered nonaccrual loans and restructured loans are considered impaired and are reviewed individually for the amount of impairment, if any. Most of our loans are collateral dependent and, accordingly, we measure impaired loans based on the estimated fair value of such collateral. The fair value of each loan's collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 2 measurement. When adjustments are made to an appraised value to reflect various factors such as the age of the appraisal or known changes in the market or the collateral, such valuation inputs are considered unobservable and the fair value measurement is categorized as a Level 3 measurement. The impaired loans categorized as Level 3 also include unsecured loans and other secured loans whose fair values are based significantly on unobservable inputs such as the strength of a guarantor, including an SBA government guarantee, cash flows discounted at the effective loan rate, and management's judgment. The loan balances shown in the above tables represent those nonaccrual and restructured loans for which impairment was recognized during 2009. The amounts shown as losses represent, for the loan balances shown, the impairment recognized during 2009. Of the $240.2 million of nonaccrual loans at December 31, 2009, loans totaling $61.1 million were written down to their fair values through charge-offs in 2009.

        Covered loans.    Covered loans were measured at estimated fair value on the date of acquisition. Thereafter, the fair value of covered loans is measured using the same methology as that for non-covered loans. The above discussion for non-covered loans and non-covered impaired loans is applicable to covered loans following their acquisition date.

        Other real estate owned.    The fair value of foreclosed real estate, both non-covered and covered, is generally based on estimated market prices from independently prepared current appraisals or negotiated sales prices with potential buyers; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement on a nonrecurring basis. As a matter of policy, appraisals are required annually and may be updated more frequently as circumstances require in the opinion of management. With the deterioration of real estate values during this economic downturn, appraisals have been obtained more regularly and as a result our Level 2 measurement is based on appraisals that are generally less than 9 months old. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value as a result of known changes in the market or the collateral and there is no observable market price, such valuation inputs result in a fair value measurement that is categorized as a Level 3 measurement. To the extent a negotiated sales price or reduced listing price represents a significant discount to an observable market price, such valuation input would result in a fair value measurement that is also considered a Level 3 measurement. The OREO losses shown above are write-downs based on either a recent appraisal obtained after foreclosure or an accepted purchase offer by an independent third party received after foreclosure.

        Goodwill.    In accordance with ASC Topic 350, Goodwill and Other Intangible Assets, goodwill was written down to its implied fair value of zero by charges to earnings of $761.7 million during 2008. The key inputs used to determine the implied fair value of the Company and the corresponding amount of the write-off included the quoted market price of our common stock, market prices of common stocks of other banking organizations, common stock trading multiples, discounted cash flows, and inputs from

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Fair Value of Financial Instruments (Continued)

comparable transactions. In addition, consideration was given to the value that may arise from synergies and other benefits that would accrue from control over an entity. These nonrecurring valuation inputs are considered to be Level 2 and 3 inputs.

        SBA servicing asset.    In accordance with ASC Topic 860, Accounting for Servicing of Financial Assets, the SBA servicing asset, included in other assets in the balance sheet, was written up to its implied fair value of $1.9 million. The fair value of the servicing asset is estimated by discounting future cash flows using market-based discount rates and prepayment speeds. The discount rate is based on the current US Treasury yield curve, as published by the Department of the Treasury, plus a spread for the marketplace risk associated with these assets. We utilize estimated prepayment vectors using SBA prepayment information provided by Bloomberg for pools of similar assets to determine the timing of the cash flows. These nonrecurring valuation inputs are considered to be Level 3 inputs.

        FDIC loss sharing asset.    The FDIC loss sharing asset was measured at estimated fair value on the date of acquisition. The fair value was determined by discounting estimated future cash flows using the long-term risk free rate plus a premium. Thereafter, the FDIC loss sharing asset is not measured at fair value.

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

        Subordinated debentures.    Subordinated debentures are carried at amortized cost. In accordance with ASC Topic 825, the fair value of the subordinated debentures is based on the discounted value of contractual cash flows for fixed rate securities. The discount rate is estimated using the rates currently offered for similar securities of similar maturity. The fair value of subordinated debentures with variable rates is deemed to be the carrying value.

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

  Limitations

        Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(14) Fair Value of Financial Instruments (Continued)

taxes or any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of December 31, 2009 and 2008, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

(15) Income Taxes

        For the years ended December 31, 2009, 2008 and 2007, the components of income tax (expense) benefit consist of the following:

	For the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Current income taxes:
Federal	$10,716	$(20,041)	$(50,154)
State	(528)	(6,476)	(16,202)

Total current income tax benefit (expense)	10,188	(26,517)	(66,356)

Deferred income taxes:
Federal	(4,100)	4,322	3,059
State	1,713	2,106	853

Total deferred income tax benefit (expense)	(2,387)	6,428	3,912

Total income tax benefit (expense)	$7,801	$(20,089)	$(62,444)

        The following table is a reconciliation of total income taxes to the amount of taxes computed by applying the applicable statutory Federal income tax rate of 35% to earnings or loss before income taxes:

	For the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Computed expected income tax benefit (expense) at Federal statutory rate	$6,003	$247,792	$(53,470)
State tax benefit (expense), net of federal tax benefit	770	(2,840)	(9,977)
Goodwill impairment	—	(264,935)	—
Increase in cash surrender value of life insurance	553	847	871
Tax credits	690	727	755
Other, net	(215)	(1,680)	(623)

Recorded income tax benefit (expense)	$7,801	$(20,089)	$(62,444)

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Income Taxes (Continued)

        The Company had net taxes receivable of $20.4 million at December 31, 2009 and net taxes payable of $1.0 million at December 31, 2008.

        The Company had available at December 31, 2009, approximately $4.4 million of unused Federal net operating loss carryforwards that may be applied against future taxable income through 2021. The Company had available at December 31, 2009, approximately $16.0 million of unused state net operating loss carryforwards that may be applied against future taxable income through 2029. Utilization of the net operating loss and other carryforwards are subject to annual limitations set forth in Section 382 of the Internal Revenue Code.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities, the net balance of which is included in other assets, as of December 31, 2009 and 2008 are as follows:

	2009	2008
	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses, due to differences in computation of bad debts	$52,074	$28,689
Interest on nonaccrual loans	3,298	951
Deferred compensation	4,438	5,446
Net operating losses	2,665	1,553
Premises and equipment, principally due to differences in depreciation	5,460	3,405
OREO valuation allowance	10,586	525
Assets acquired in federally assisted transaction	16,205	—
Unrealized loss on securities available-for-sale	76	—
Accrued liabilities	7,768	7,553
Other	3,850	5,029
State tax benefit	—	2,403

Gross deferred tax assets	106,420	55,554

Deferred tax liabilities:
Core deposit and customer relationship intangibles	12,606	13,324
Deferred loan fees and costs	428	438
Unrealized gain on securities available-for-sale	—	1,051
FHLB stock and dividends	4,925	1,146
Unrealized income from FDIC-assisted acquisition	52,229	—

Gross deferred tax liabilities	70,188	15,959

Total net deferred tax asset	$36,232	$39,595

        Based upon our tax paying history and estimates of taxable income over the years in which the items giving rise to the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences

        We adopted the provisions of ASC Topic 740, Accounting for Uncertainty in Income Taxes on January 1, 2007, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. ASC Topic 740 prescribes a threshold and a measurement process for

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(15) Income Taxes (Continued)

recognizing in the financial statements a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption we determined that the reserve for uncertain tax positions already recorded was appropriate.

        Our evaluation of tax positions was performed for those tax years which remain open to audit. As of December 31, 2009, all the federal returns filed since 2006 and state returns filed since 2005 are still subject to adjustment upon audit. The State of California is currently examining our 2006 and 2007 income tax returns.

        A reconciliation of these unrecognized net tax benefit tax positions for the year ended December 31, 2009 follows (dollars in thousands):

Balance as of January 1, 2009	$4,206
Payments made	(1,033)
Reductions due to lapse of statutes of limitations	(1,104)

Balance as of December 31, 2009	$2,069

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(16) Earnings Per Share

        The following is a summary of the calculation of basic and diluted net earnings (loss) per share for the years ended December 31, 2009, 2008 and 2007.

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands except per share data)
Basic earnings (loss) per share
Net earnings (loss)	$(9,350)	$(728,065)	$90,326
Less: earnings allocated to unvested restricted stock(a)	(245)	(646)	(2,354)

Net earnings (loss) allocated to common shares	$(9,595)	$(728,711)	$87,972

Total weighted-average basic shares and unvested restricted stock outstanding	33,114.9	28,203.3	29,421.5
Less: weighted-average unvested restricted stock outstanding	(1,216.2)	(1,026.7)	(849.6)

Total weighted-average basic shares outstanding	31,898.7	27,176.6	28,571.9

Basic earnings (loss) per share	$(0.30)	$(26.81)	$3.08

Diluted earnings (loss) per share
Net earnings (loss) allocated to common shares	$(9,595)	$(728,711)	$87,972

Total weighted-average basic shares and unvested restricted stock outstanding	33,114.9	28,203.3	29,421.5
Add: stock options and warrants outstanding	—	—	18.6
Less: weighted-average unvested restricted stock outstanding	(1,216.2)	(1,026.7)	(849.6)

Total weighted-average diluted shares outstanding	31,898.7	27,176.6	28,590.5

Diluted earnings (loss) per share	$(0.30)	$(26.81)	$3.08

(a)
Represents cash dividends paid to holders of unvested restricted stock, net of estimated forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

        On January 1, 2009, The Earnings per Share topic of the Codification under the section regarding Special Issues Affecting Basic and Diluted EPS (ASC 260-10-45) became effective for us. This pronouncement clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities and are included in the two-class method of determining basic and diluted earnings per shares. All our unvested restricted stock participates with our common stockholders in dividends. Application of the new standard results in a reduction of net earnings available to common stockholders and lower earnings per share when compared to the previous requirements. Application of the new standard had no effect on the reported amounts of net (loss) earnings for 2008 and 2007. The new standard's effect on the net diluted loss per share for 2008 was an increase of $0.02 to $26.81 from $26.79. The new standard's effect on the net diluted earnings per share for 2007 was a decrease of $0.07 to $3.08 from $3.15.

(17) Stock Compensation Plans

        The Company's 2003 Stock Incentive Plan, or the 2003 Plan, permits stock-based compensation awards to officers, directors, key employees and consultants. The 2003 Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 5,000,000 shares of authorized but

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(17) Stock Compensation Plans (Continued)

unissued Company common stock, subject to adjustments provided by the 2003 Plan. As of December 31, 2009, there were 1,580,160 shares available for grant under the 2003 Plan.

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

        A summary of restricted stock transactions for the years ended December 31, 2009 and 2008 is presented in the table below:

	Shares	Weighted average fair value on award date
Outstanding at December 31, 2007	861,269	$53.80
Awarded	597,730	29.29
Shares issued by the Company upon vesting	(88,898)	49.41
Forfeited	(60,515)	51.63

Outstanding at December 31, 2008	1,309,586	43.01
Awarded	57,812	15.88
Shares issued by the Company upon vesting	(244,689)	37.59
Forfeited	(27,292)	40.37

Outstanding at December 31, 2009	1,095,417	$42.86

        At December 31, 2009, there were 575,417 shares of unvested time-based restricted stock and 520,000 shares of unvested performance-based restricted stock. In 2007 we determined that attainment of the financial targets related to the 2006 and 2007 awards of performance-based restricted stock within their remaining vesting horizons was less than probable and we suspended amortization of the expense related to these awards. During the fourth quarter of 2008 we further determined that attainment of the financial targets related to such performance-based restricted stock within their remaining vesting horizons was improbable and we reversed the amounts previously expensed related to these awards of $4.5 million. If and when the attainment of such financial targets is deemed probable in future periods, a catch-up adjustment will be recorded and amortization of such performance-based restricted stock will begin again. The total amount of unrecognized compensation expense related to the performance-based restricted stock for which amortization was suspended and reversed totaled $27.7 million at December 31, 2009. The remaining amount of the time-based restricted stock amortization related to the unvested awards totals $13.4 million as of December 31, 2009 and will be recognized over the weighted average remaining contractual life of 1.3 years. The unvested performance-based restricted stock awarded in 2006 and 2008 expires in 2013. The unvested performance-based restricted stock awarded in 2007 expires in 2017.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(17) Stock Compensation Plans (Continued)

        Restricted stock amortization totaled $8.2 million, $930,000 and $8.0 million for the years ended December 31, 2009, 2008 and 2007 and is included in compensation expense in the accompanying consolidated statements of earnings.

        The following table summarizes information about outstanding time-based and performance-based restricted stock awards at December 31, 2009

	At award date		Vesting		Forfeited		Outstanding at December 31, 2009
	Number of shares awarded	Weighted average fair value	Number of shares vested	Weighted average fair value on award date	Number of shares	Weighted average fair value on award date	Number of shares	Weighted average fair value on award date	Weighted average fair value at 12/31/09(a)	Weighted average remaining contractual life
	(Dollars in thousands)
Time-based restricted stock awarded in:
2003	205,000	$32.41	160,502	$32.46	44,498	$32.25	—	$—	$—	—
2004	155,980	$36.82	140,438	$36.81	15,542	$36.82	—	$—	—	—
2005	77,500	$47.48	53,434	$46.99	24,066	$48.55	—	$—	—	—
2006	215,750	$56.49	93,376	$56.18	53,915	$55.97	68,459	$57.32	1,379,449	0.4
2007	96,800	$51.08	26,944	$50.85	19,133	$52.15	50,723	$50.80	1,022,068	1.1
2008	577,730	$29.52	157,547	$29.19	21,760	$29.74	398,423	$29.63	8,028,223	1.4
2009	57,812	$15.88	—	$—	—	$—	57,812	$15.88	1,164,912	1.9

Total time-based restricted stock awards	1,386,572		632,241		178,914		575,417		11,594,652	1.3

Performance-based restricted stock awarded in:
2003	255,000	$32.05	242,500	$32.05	12,500	$31.90	—	$—	—	—
2006	315,000	$54.27	—	$—	20,000	$54.21	295,000	$54.27	5,944,250	3.3
2007	205,000	$54.92	—	$—	—	$—	205,000	$54.92	4,130,750	7.1
2008	20,000	$22.66	—	$—	—	$—	20,000	$22.66	403,000	3.3

Total performance-based restricted stock awards	795,000		242,500		32,500		520,000		10,478,000	4.8

Total awards	2,181,572		874,741		211,414		1,095,417		$22,072,652	3.0

(a)
Determined using the $20.15 closing price of PacWest common stock on December 31, 2009.

  Stock Options

        A summary of our outstanding stock option transactions during 2009 is presented in the table below:

	Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2008	1,312	$10.49
Forfeited	1,312	10.49

Outstanding and exercisable at December 31, 2009	—	$—

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(18) Benefit Plans

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

  401(K) Plans

        The Company sponsors a defined contribution plan for the benefit of its employees. Participants are eligible to participate immediately as long as they work a minimum of 1,000 hours and are at least 21 years of age. Eligible participants may contribute up to 60% of their annual compensation, not to exceed the dollar limit imposed by the Internal Revenue Code, or IRS. Employer contributions are determined annually by the Board of Directors in accordance with plan requirements and made on an annual basis. The Company may match 25% up to the first 6% of annual compensation, not to exceed the dollar limit set by the IRS.

        When we acquire other companies, they generally have a 401(k) plan that we maintain until the IRS approves our application to terminate an acquired plan. Participants of those 401(k) plans who become employees of the Company are eligible to participate in the Company's 401(k) plan according to the eligibility guidelines.

        Expense related to 401(k) contributions was $430,000, $1.0 million and $938,000 for the years ended December 31, 2009, 2008, and 2007.

(19) Stockholders' Equity

        On August 25, 2009, PacWest Bancorp sold in a direct placement to institutional investors 2.7 million shares of common stock for $50 million, or a per share price of $18.36 which was the closing price of PacWest's common stock on Monday August 24, 2009. In addition to the issuance of the common shares, PacWest issued to each investor two warrants exercisable for common shares worth up to an additional $50 million in the aggregate with an exercise price of $20.20 per share, or 110% of the price per share at which the initial $50 million was sold. The Series A warrants had a six month term and expired on March 1, 2010. Holders of the Series A warrants exercised them on March 1, 2010 for a total of $27.2 million and we issued 1,348,040 shares of common stock. The net proceeds from the warrant exercises are approximately $26.6 million after expenses. An additional 1,361,657 Series B warrants issued in August 2009 with a strike price of $20.20 remain outstanding, of which 1,348,040 expire on August 27, 2010 and 13,617 expire on August 30, 2010. The common shares were sold and the warrants were issued under our $150 million shelf registration statement, which became effective in June 2009.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(19) Stockholders' Equity (Continued)

        On January 14, 2009, we issued in a private placement to CapGen Capital Group II LP 3,846,153 PacWest common shares at $26 per share for total cash consideration of approximately $100 million. CapGen Capital Group II LP has registered as a bank holding company and as a result of the investment it owns approximately 11% of PacWest common stock on a fully-diluted basis as of December 31, 2009.

        Subsequent to the May 2008 change of our state of incorporation to Delaware, the Company now records treasury shares for shares surrendered to the Company resulting from statutory payroll tax obligations arising from the vesting of restricted stock. During 2009, the Company purchased 100,770 treasury shares at a weighted average price of $17.62 per share. During 2008, the Company purchased 12,360 treasury shares at a weighted average price of $20.78 per share.

        During 2007, the Board of Directors authorized certain stock repurchase programs and the Company repurchased 2,491,538 shares at a weighted average price of $49.48 per share.

(20) Dividend Availability and Regulatory Matters

        Holders of Company common stock are entitled to receive dividends declared by the Board of Directors out of funds legally available under state law governing the Company and certain federal laws and regulations governing the banking and financial services business. Our ability to pay dividends to our stockholders is subject to the restrictions set forth in Delaware General Corporation Law and certain covenants contained in the indentures governing trust preferred securities issued by us or entities that we have acquired. Notification to the Federal Reserve Bank is also required prior to our declaring and paying dividends on common stock during any period in which our quarterly net earnings is insufficient to fund the dividend amount. In such circumstances, we may not pay a dividend should the FRB object until such time as we receive approval from the FRB or no longer need to provide notice under applicable regulations.

        It is possible, depending upon the financial condition of the Bank, and other factors, that the FRB, the FDIC or the California Department of Financial Institutions, or DFI, could assert that payment of dividends or other payments is an unsafe or unsound practice. Pacific Western is subject to restrictions under certain federal and state laws and regulations governing banks which limit its ability to transfer funds to the holding company through intercompany loans, advances or cash dividends. Dividends paid by state banks such as Pacific Western are regulated by the DFI under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for three previous fiscal years less any dividend paid during such period. During 2008, PacWest received dividends of $106.0 million in dividends from the Bank. For the foreseeable future, further dividends from the Bank to the Company will require DFI approval.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(20) Dividend Availability and Regulatory Matters (Continued)

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

        Bank holding companies considered to be "adequately capitalized" are required to maintain a minimum total risk-based capital ratio of 8% of which at least 4.0% must be Tier 1 capital and a minimum leverage ratio of 4.0%. Bank holding companies considered to be "well capitalized" must maintain a minimum risk-based capital ratio of 10.0% of which at least 6.0% must be Tier 1 capital and a minimum leverage ratio of 5%. As of December 31, 2009 and 2008, the most recent notification from the regulatory agencies categorized the Company and the Bank as "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's or any of the Bank's categories.

        Management believes, as of December 31, 2009, that we have met all capital adequacy requirements to which we are subject.

        Actual capital amounts and ratios for the Company and the Bank as of December 31, 2009 are presented in the following table. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are deducted from regulatory capital. At December 31, 2009, the Company's reported deferred tax asset of $36.2 million was limited to $25.9 million for purposes of determining regulatory capital. As a result, $10.3 million was deducted from stockholders' equity in determining the amount of the Company's regulatory capital at that time. No assurance can be given

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(20) Dividend Availability and Regulatory Matters (Continued)

that the regulatory capital deferred tax asset limitation will not increase in the future. There was no limitation on the Bank's regulatory capital due to deferred tax assets.

	Actual		Well Capitalized Minimum Requirement		Excess Capital
	Amount	Ratio	Amount	Ratio	Amount
	(Dollars in thousands)
As of December 31, 2009
Total Capital (to Risk-Weighted Assets):
Consolidated Company	$650,293	15.58%	$417,330	10.00%	$232,963
Pacific Western Bank	616,628	14.80	416,669	10.00	199,959
Tier I Capital (to Risk-Weighted Assets):
Consolidated Company	597,014	14.31	250,398	6.00	346,616
Pacific Western Bank	563,431	13.52	250,002	6.00	313,429
Tier I Capital (to Average Assets):
Consolidated Company	597,014	10.85	275,015	5.00	321,999
Pacific Western Bank	563,431	10.23	275,338	5.00	288,093
As of December 31, 2008
Total Capital (to Risk-Weighted Assets):
Consolidated Company	$525,274	11.95%	$439,642	10.00%	$85,632
Pacific Western Bank	521,406	11.87	439,341	10.00	82,065
Tier I Capital (to Risk-Weighted Assets):
Consolidated Company	470,185	10.69	263,785	6.00	206,400
Pacific Western Bank	466,317	10.61	263,605	6.00	202,712
Tier I Capital (to Average Assets):
Consolidated Company	470,185	10.50	223,873	5.00	246,312
Pacific Western Bank	466,317	10.43	223,622	5.00	242,695

        We have issued subordinated debentures to trusts that were established by us or entities we have acquired which, in turn, issued trust preferred securities, which totaled $129.8 million and $123.0 million at December 31, 2009 and 2008. These securities are currently included in our Tier I capital for purposes of determining the Company's Tier I and total risk-based capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company's banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Although this modification was scheduled to be effective on March 31, 2009, the Federal Reserve postponed the effective date to March 31, 2011. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less certain intangibles, including goodwill, core deposit intangibles and customer relationship intangibles, net of any related deferred income tax liability. The regulations currently in effect through December 31, 2010, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for permitted intangibles. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at December 31, 2009. We expect that our Tier I capital ratios will be at or above the existing well-capitalized levels on March 31, 2011, the first date on which the modified capital regulations must be applied. Interest payments made by the Company to subordinated debentures are considered

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(20) Dividend Availability and Regulatory Matters (Continued)

dividend payments by the Federal Reserve Bank. As such, notification to the Federal Reserve Bank is required prior to our intent to pay such dividends during any period in which our quarterly net earnings are not sufficient to fund the dividend due. Should the FRB object to payment of interest on the subordinated debentures we would not be able to make the payments until approval is received or we no longer need to provide notice under applicable regulations.

(21) Condensed Financial Information of Parent Company

        The parent company only condensed balance sheets as of December 31, 2009 and 2008 and the related condensed statements of earnings (loss) and condensed statements of cash flows for each of the years in the three-year period ended December 31, 2009 are presented below.

	At December 31,
	2009	2008
	(Dollars in thousands)
Condensed Balance Sheets
Assets:
Cash and due from banks	$44,037	$9,051
Investments in subsidiaries	585,940	494,858
Other assets	10,328	9,728

Total assets	$640,305	$513,637

Liabilities:
Subordinated debentures	$129,798	$129,994
Other liabilities	3,734	7,917

Total liabilities	133,532	137,911

Stockholders' equity	506,773	375,726

Total liabilities and stockholders' equity	$640,305	$513,637

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(21) Condensed Financial Information of Parent Company (Continued)

	For the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Condensed Statements of Earnings (Loss)
Miscellaneous income	$197	$273	$350
Dividends from subsidiaries	—	106,000	140,500

Total income	197	106,273	140,850

Interest expense	6,448	8,905	12,216
Operating expenses	17,026	13,552	15,253

Total expenses	23,474	22,457	27,469

Earnings (loss) before income taxes and equity in undistributed earnings of subsidiaries	(23,277)	83,816	113,381
Income tax benefit	8,623	9,286	11,384

Earnings (loss) before equity in undistributed earnings (losses) of subsidiaries	(14,654)	93,102	124,765
(Distributions in excess of) equity in undistributed earnings (losses) of subsidiaries	5,304	(821,167)	(34,439)

Net earnings (loss)	$(9,350)	$(728,065)	$90,326

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(21) Condensed Financial Information of Parent Company (Continued)

	For the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Condensed Statements of Cash Flows
Cash flows from operating activities:
Net earnings (loss)	$(9,350)	$(728,065)	$90,326
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Change in other assets	(600)	(930)	(329)
Change in liabilities	(4,379)	4,889	(840)
Amortization of unearned compensation related to stock awards	4,555	(2,138)	3,741
(Undistributed) distributed earnings of subsidiaries	(5,304)	821,167	34,439

Net cash provided by operating activities	(15,078)	94,923	127,337

Cash flows provided by (used in) investing activities:
Net (increase) decrease in investment in subsidiaries	(83,690)	844	(6,408)

Net cash provided by (used in) investing activities	(83,690)	844	(6,408)

Cash flows from financing activities:
Net (surrenders) proceeds from exercise and vesting of stock awards	—	(258)	738
Tax effect included in stockholders' equity of stock option exercises and restricted stock vesting	(2,108)	(466)	3,347
Cash dividends paid	(11,145)	(35,438)	(37,473)
Redemptions of subordinated debentures	—	(8,248)	(10,310)
Net (decrease) Increase in borrowings	—	(45,000)	45,000
Common stock issuances (repurchases)	147,007	(257)	(123,274)

Net cash (used in) provided by financing activities	133,754	(89,667)	(121,972)

Net increase (decrease) in cash and cash equivalents	34,986	6,100	(1,043)
Cash, beginning of the period	9,051	2,951	3,994

Cash, end of the period	$44,037	$9,051	$2,951

Supplemental disclosure of noncash investing and financing activities:
Common stock issued for acquisitions	$—	$—	$27,688

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

(22) Comprehensive Income (Loss)

	For the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Net earnings (loss)	$(9,350)	$(728,065)	$90,326
Other comprehensive income, net of related income taxes:
Unrealized gains on securities:
Unrealized holding gains (losses) on securities arising during the period	(1,556)	1,056	695
Reclassification of realized gains included in income	—	(128)	—

	(1,556)	928	695

Comprehensive income (loss)	$(10,906)	$(727,137)	$91,021

(23) Related Party Transactions

        Castle Creek Financial, LLC, or Castle Creek Financial, serves as the exclusive financial advisor for the Company pursuant to an engagement letter dated March 25, 2009 between Castle Creek Financial and the Company. Castle Creek Financial is an affiliate of Castle Creek Capital, LLC, which is controlled by the Company's chairman. During 2009, 2008 and 2007, there were no amounts paid by the Company to Castle Creek Financial.

        As of December 31, 2009 and 2008, there were no loans outstanding to any members of our board of directors or executive management. Such parties' deposits as of those dates totaled $11.7 million and $4.7 million and bear market rates and terms.

(24) Subsequent Events

        We have evaluated events that have occurred subsequent to December 31, 2009 and have concluded there are no subsequent events that would require recognition in the accompanying consolidated financial statements.

        On February 23, 2010, the Bank sold 61 non-covered adversely classified loans totaling $323.6 million to an institutional buyer for $200.6 million in cash. The difference between the amount of the loans sold and the cash selling price of $123.0 million was charged to the allowance for loan losses at the time of the sale. Such charge-off was offset by $51.6 million in allowance previously allocated to the loans sold at December 31, 2009. The sale was on a servicing-released basis and without recourse to Pacific Western Bank. All loans sold were legacy Pacific Western Bank loans and none were "covered loans" acquired in the Affinity Bank acquisition. The loans sold included $110.5 million in nonaccrual loans and $105.1 million in restructured loans. The loan sale was intended to reduce non-covered loan concentrations and improve credit quality measures.

        On March 1, 2010, holders of outstanding warrants to acquire common stock exercised such warrants for a total of $27.2 million and we issued 1,348,040 shares of common stock. The net proceeds from the warrant exercises were approximately $26.6 million after expenses.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        (a) Evaluation of disclosure controls and procedures.    Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2009 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        (b) Management's Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

        Report of the Registered Public Accounting Firm.    KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

        (c) Changes in Internal Control Over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

        Information required by this Item regarding the Company's directors and executive officers, and corporate governance, including information with respect to beneficial ownership reporting compliance, will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2010 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to the registrant's Code of Business Conduct and Ethics that applies to its employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10-K under "Item 1. Business—Available Information."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item will appear in the Proxy Statement we will deliver to our shareholders in connection with our 2010 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2010 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to securities authorized for issuance under the Company's equity compensation plans is included in Part II of this Annual Report on Form 10-K under "Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2010 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2010 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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

10.1*	PacWest Bancorp 2003 Stock Incentive Plan, as amended and restated, effective December 15, 2008. (Exhibit 10.1 to Form 10-K filed on March 2, 2009 and incorporated herein by this reference)
10.2*
Executive Severance Pay Plan, as amended and restated effective December 15, 2008, applicable to the executive officers of PacWest Bancorp and certain senior officers of the PacWest Bancorp and its subsidiaries. (Exhibit 10.2 to Form 10-K filed on March 2, 2009 and incorporated herein by this reference)
10.3*	2007 Executive Incentive Plan, as amended and restated, effective December 15, 2008. (Exhibit 10.3 to Form 10-K filed on March 2, 2009 and incorporated herein by this reference)
10.4*	Indemnification Agreement, as amended, applicable to the directors and executive officers of the Company (Exhibit 10.24 to Form 10-K filed on March 12, 2004 and incorporated herein by this reference).
10.5*
Form of Stock Award Agreement and Grant Notice pursuant to the Company's 2003 Stock Incentive Plan, as amended. (Exhibit 10.5 to Form 10-K filed on March 2, 2009 and incorporated herein by this reference)
10.6
Amended and Restated Declaration of Trust of First Community/CA Statutory Trust I, dated September 7, 2000, By and Among State Street Bank and Trust Company of Connecticut, National Association as Institutional Trustee, First Community Bancorp, as Sponsor and Mark Christian and Arnold C. Hahn, as Administrators (Exhibit 10.5 of Form 10-Q filed on November 13, 2000 and incorporated herein by this reference).
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
10.10
Amended and Restated Trust Agreement of First Community/CA Statutory Trust VI among First Community Bancorp as Depositor, The Bank of New York as Property Trustee, The Bank of New York (Delaware) as the Delaware Trustee, and the Administrative Trustees named therein, dated as of September 3, 2003 (Exhibit 10.7 to Form 10-Q filed on November 7, 2003 and incorporated herein by this reference).
10.11
Guarantee Agreement between First Community Bancorp and The Bank of New York, dated as of September 3, 2003 (Exhibit 10.19 to Form 10-Q filed on November 7, 2003 and incorporated herein by this reference).
10.12
Amended and Restated Trust Agreement of First Community/CA Statutory Trust VII among First Community Bancorp as Sponsor, Chase Manhattan Bank USA, N.A. as Delaware Trustee, JPMorgan Chase Bank, as Institutional Trustee, and the Administrators named therein, dated as of February 5, 2004 (Exhibit 10.19 to Form 10-K filed on March 12, 2004 and incorporated herein by this reference).

10.13	Guarantee Agreement between First Community Bancorp and JPMorgan Chase Bank, dated as of February 5, 2004 (Exhibit 10.20 to Form 10-K filed on March 12, 2004 and incorporated herein by this reference).
10.14	Amended and Restated declaration of Trust of Community (CA) Capital Trust I, dated as of March 23, 2000 (Exhibit 10.20 to Form 10-K files filed February 27, 2007 and incorporated herein by reference).
10.15
Guarantee Agreement By and Between Community Bancorp Inc. and the Bank of New York, dated as of March 23, 2000 (Exhibit 10.21 to Form 10-K files filed February 27, 2007 and incorporated herein by reference).
10.16
Amended and Restated Declaration of Trust of Community (CA) Capital Statutory Trust II, dated as of September 17, 2003 (Exhibit 10.22 to Form 10-K files filed February 27, 2007 and incorporated herein by reference).
10.17
Guarantee Agreement By and Between Community Bancorp Inc. and U.S. Bank National Association, dated as of September 17, 2003 (Exhibit 10.23 to Form 10-K files filed February 27, 2007 and incorporated herein by reference).
10.18
Amended and Restated Declaration of Trust of Community (CA) Capital Statutory Trust III, dated as of August 15, 2005 (Exhibit 10.24 to Form 10-K files filed February 27, 2007 and incorporated herein by reference).
10.19
Guarantee Agreement By and Between Community Bancorp Inc. and Wilmington Trust Company, dated as of August 15, 2005 (Exhibit 10.25 to Form 10-K files filed February 27, 2007 and incorporated herein by reference).
10.20	Services Agreement, dated as of March 25, 2009, between PacWest Bancorp and Castle Creek Financial LLC (Exhibit 10.1 to Form 8-K filed on March 30, 2009 and incorporated herein by this reference).
10.21
Lease Agreement, as amended through January 1, 2004, between DL FNBC, L.P. and First National Bank, for the premises located at 401 West "A" Street, San Diego, California (Exhibit 10.29 to Form 10-K filed on March 14, 2005 and incorporated herein by this reference).
10.22
Stock Purchase Agreement, by and between PacWest Bancorp and CapGen Capital Group II LP, dated August 29, 2008 (Exhibit 10.1 to Form 8-K filed on September 4, 2008 and incorporated herein by this reference).
10.23
Purchase and Assumption Agreement, dated as of August 28, 2009, between Federal Deposit Insurance Corporation and Pacific Western Bank (Exhibit 2.1 to Form 8-K filed on September 2, 2009 and incorporated herein by reference).
11.1
Statement re: Computation of Per Share Earnings (See Note 16 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K).
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

PACWEST BANCORP
Dated: March 15, 2010	By:	/s/ MATTHEW P. WAGNER Matthew P. Wagner (Chief Executive Officer)

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

Signature	Title	Date

/s/ JOHN M. EGGEMEYER John M. Eggemeyer	Chairman of the Board of Directors	March 15, 2010
/s/ MATTHEW P. WAGNER Matthew P. Wagner	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2010
/s/ VICTOR R. SANTORO Victor R. Santoro	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2010
/s/ MARK N. BAKER Mark N. Baker	Director	March 15, 2010

Signature	Title	Date

/s/ STEPHEN M. DUNN Stephen M. Dunn	Director	March 15, 2010
/s/ BARRY C. FITZPATRICK Barry C. Fitzpatrick	Director	March 15, 2010
/s/ GEORGE E. LANGLEY George E. Langley	Director	March 15, 2010
/s/ SUSAN E. LESTER Susan E. Lester	Director	March 15, 2010
/s/ TIMOTHY B. MATZ Timothy B. Matz	Director	March 15, 2010
/s/ ARNOLD W. MESSER Arnold W. Messer	Director	March 15, 2010
/s/ DANIEL B. PLATT Daniel B. Platt	Director	March 15, 2010
/s/ JOHN W. ROSE John W. Rose	Director	March 15, 2010
/s/ ROBERT A. STINE Robert A. Stine	Director	March 15, 2010