Form 10-Q
period 2010-03-31
PACWEST BANCORP
filed 2010-05-05
CIK 1102112

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
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

        As of April 29, 2010 there were 35,306,235 shares of the registrant's common stock outstanding, excluding 1,424,574 shares of unvested restricted stock.

PART I—FINANCIAL INFORMATION

ITEM 1.    Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Dollars in thousands, except share data)
Assets:
Cash and due from banks	$87,510	$93,915
Due from banks—interest bearing	431,211	117,133

Total cash and cash equivalents	518,721	211,048
Investments:
Federal Home Loan Bank stock, at cost	50,429	50,429
Non-covered securities available-for-sale (amortized cost of $385,743 at March 31, 2010 and $370,913 at December 31, 2009)	388,180	371,575
Covered securities available-for-sale (amortized cost of $51,564 at March 31, 2010 and $52,967 at December 31, 2009)	51,061	52,125

Securities available-available-for sale, at fair value	439,241	423,700

Total investments	489,670	474,129
Non-covered loans, net of unearned income	3,253,834	3,707,383
Allowance for loan losses	(86,163)	(118,717)

Non-covered loans, net	3,167,671	3,588,666
Covered loans	591,669	621,686

Total loans	3,759,340	4,210,352
Premises and equipment, net	22,050	22,546
Non-covered other real estate owned, net	29,643	43,255
Covered other real estate owned, net	25,403	27,688

Total other real estate owned	55,046	70,943
Accrued interest receivable	16,164	18,205
Core deposit and customer relationship intangibles	30,872	33,296
Cash surrender value of life insurance	66,547	66,149
FDIC loss sharing asset	87,140	112,817
Other assets	157,667	104,594

Total assets	$5,203,217	$5,324,079

Liabilities and Stockholders' Equity:
Deposits:
Noninterest-bearing	$1,388,646	$1,302,974
Interest-bearing	2,765,591	2,791,595

Total deposits	4,154,237	4,094,569
Accrued interest payable and other liabilities	37,836	50,176
Borrowings	406,550	542,763
Subordinated debentures	129,750	129,798

Total liabilities	4,728,373	4,817,306

Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value. Authorized 50,000,000 shares; 36,866,084 shares issued at March 31, 2010 and 35,128,452 shares issued at December 31, 2009 (includes 1,424,574 and 1,095,417 shares of unvested restricted stock, respectively)	369	351
Capital surplus	1,081,382	1,053,584
Accumulated deficit	(605,559)	(545,026)
Less common stock repurchased: 135,275 shares at March 31, 2010 and 113,130 shares at December 31, 2009	(2,469)	(2,032)
Accumulated other comprehensive income—unrealized gain (loss) on securities available-for-sale, net	1,121	(104)

Total stockholders' equity	474,844	506,773

Total liabilities and stockholders' equity	$5,203,217	$5,324,079

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Quarter Ended
	03/31/10	12/31/09	03/31/09
	(Dollars in thousands, except per share data)
Interest income:
Interest and fees on loans	$63,745	$70,331	$61,847
Interest on deposits in financial institutions	129	197	61
Interest on investment securities	5,121	5,041	1,546

Total interest income	68,995	75,569	63,454

Interest expense:
Deposits	6,889	7,475	9,320
Borrowings	2,668	4,300	3,582
Subordinated debentures	1,415	1,467	1,779

Total interest expense	10,972	13,242	14,681

Net interest income before provision for credit losses	58,023	62,327	48,773
Provision for credit losses:
Non-covered loans	112,527	34,900	14,000
Covered loans	20,700	18,000	—

Total provision for credit losses	133,227	52,900	14,000

Net interest income (loss) after provision for credit losses	(75,204)	9,427	34,773

Noninterest income:
Service charges on deposit accounts	2,729	2,890	3,149
Other commissions and fees	1,790	1,799	1,685
Increase in cash surrender value of life insurance	398	375	439
Increase in FDIC loss sharing asset	16,172	16,314	—
Other income	180	450	808

Total noninterest income	21,269	21,828	6,081

Noninterest expense:
Compensation	19,411	20,320	19,331
Occupancy	6,958	7,100	6,386
Data processing	1,969	1,831	1,628
Other professional services	1,998	2,047	1,524
Business development	667	663	725
Communications	804	789	693
Insurance and assessments	2,274	1,826	1,598
Other real estate owned, net	10,610	4,953	997
Intangible asset amortization	2,424	2,355	2,247
Reorganization and lease charges	—	—	1,215
Other	3,455	3,329	2,625

Total noninterest expense	50,570	45,213	38,969

Earnings (loss) before income taxes	(104,505)	(13,958)	1,885
Income taxes	(43,972)	(6,178)	440

Net earnings (loss)	$(60,533)	$(7,780)	$1,445

Earnings (loss) per share:
Basic	$(1.76)	$(0.23)	$0.04
Diluted	$(1.76)	$(0.23)	$0.04
Dividends declared per share	$0.01	$0.01	$0.32

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS)

	Quarter Ended March 31,
	2010	2009
	(Dollars in thousands)
Net earnings (loss)	$(60,533)	$1,445
Other comprehensive income, net of related income taxes:
Unrealized holding gains on securities available-for-sale arising during the period	1,225	622

Comprehensive net income (loss)	$(59,308)	$2,067

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock
						Accumulated Other Comprehensive Income (loss)
	Shares	Par Value	Capital Surplus	(Accumulated Deficit)	Treasury Stock		Total
	(Dollars in thousands, except share data)
Balance as of January 1, 2010	35,015,322	$351	$1,053,584	$(545,026)	$(2,032)	$(104)	$506,773
Net loss	—	—	—	(60,533)	—	—	(60,533)
Issuance of common stock	1,348,040	14	26,573	—	—	—	26,587
Tax effect from vesting of restricted stock	—	—	(664)	—	—	—	(664)
Restricted stock awarded and earned stock compensation, net of shares forfeited	389,592	4	2,250	—	—	—	2,254
Restricted stock surrendered	(22,145)	—	—	—	(437)	—	(437)
Cash dividends paid ($0.01 per share)	—	—	(361)	—	—	—	(361)
Other comprehensive income—increase in net unrealized gain on securities available-for-sale, net of tax effect of $888 thousand	—	—	—	—	—	1,225	1,225

Balance as of March 31, 2010	36,730,809	$369	$1,081,382	$(605,559)	$(2,469)	$1,121	$474,844

See "Notes to Unaudited Condensed Consolidated Financial Statements."

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended March 31,
	2010	2009
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings (loss)	$(60,533)	$1,445
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	2,313	3,619
Provision for credit losses	133,227	14,000
Loss (gain) on sale of other real estate owned	(1,047)	37
Other real estate owned valuation adjustment	10,458	534
Gain (loss) on sale of premises and equipment	4	(19)
Restricted stock amortization	2,254	2,199
Tax effect included in stockholders' equity of restricted stock vesting	664	174
(Increase) decrease in accrued and deferred income taxes, net	(43,983)	814
Decrease in other assets	21,682	7,066
Partial settlement with FDIC on SPB deposit acquisition	—	(15,520)
Decrease in accrued interest payable and other liabilities	(11,513)	(5,068)

Net cash provided by operating activities	53,526	9,281

Cash flows from investing activities:
Net decrease in net loans outstanding	94,001	44,326
Proceeds from sale of loans	200,609	—
Securities available-for-sale:
Maturities	53,465	15,323
Purchases	(66,856)	(33,786)
Proceeds from sale of other real estate owned	24,528	5,060
Capitalized costs to complete other real estate owned	(545)	—
Purchases of premises and equipment, net	(850)	(1,001)
Proceeds from sale of premises and equipment	2	79

Net cash used by investing activities	304,354	30,001

Cash flows from financing activities:
Net increase (decrease) in deposits:
Noninterest-bearing	85,672	58,399
Interest-bearing	(26,004)	(132,798)
Net proceeds from issuance of common stock	26,587	100,000
Restricted stock surrendered	(437)	(646)
Tax effect included in stockholders' equity of restricted stock vesting	(664)	(174)
Net decrease in borrowings	(135,000)	—
Cash dividends paid	(361)	(10,166)

Net cash used in financing activities	(50,207)	14,615

Net increase in cash and cash equivalents	307,673	53,897
Cash and cash equivalents at beginning of period	211,048	159,870

Cash and cash equivalents at end of period	$518,721	$213,767

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$12,041	$15,441
Cash paid during period for income taxes	—	(393)
Transfer of loans to other real estate owned	17,826	11,700

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

        We have completed 21 acquisitions since May 2000. See Notes 2 and 3 for more information about our acquisitions.

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

  (b) Use of Estimates

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowances for credit losses, the carrying value of other real estate owned, the carrying value of intangible assets, the carrying value of the FDIC loss sharing asset and the realization of deferred tax assets.

        As described in Note 2 below, Pacific Western acquired assets and assumed liabilities of the former Affinity Bank ("Affinity") in an FDIC-assisted transaction, which we refer to as the Affinity acquisition. The acquired assets and assumed liabilities were measured at estimated fair value. Management made significant estimates and exercised significant judgment in estimating fair values and accounting for the acquisition of Affinity.

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

NOTE 2—ACQUISITIONS (Continued)

        For acquisitions completed prior to January 1, 2009, the estimated merger-related charges associated with each acquisition were recorded as a liability at closing when the related purchase price was allocated. For each acquisition, we developed an integration plan for the Company that addressed, among other things, requirements for staffing, systems platforms, branch locations and other facilities. The remaining merger-related liability totals $1.1 million at March 31, 2010 and represents the estimated lease payments, net of estimated sublease income, for the remaining life of leases for abandoned space.

Federally Assisted Acquisition of Affinity Bank

        On August 28, 2009, Pacific Western Bank acquired certain assets and assumed certain liabilities of Affinity from the Federal Deposit Insurance Corporation ("FDIC") in an FDIC-assisted transaction. We entered into a loss sharing agreement with the FDIC, whereby the FDIC will cover a substantial portion of any future losses on loans, other real estate owned and certain investment securities. We refer to the acquired assets subject to the loss sharing agreement collectively as "covered assets." Under the terms of such loss sharing agreement, the FDIC will absorb 80% of losses and receive 80% of loss recoveries on the first $234 million of losses on covered assets and absorb 95% of losses and receive 95% of loss recoveries on covered assets exceeding $234 million. The loss sharing agreement is in effect for 5 years for commercial assets (non-residential loans, OREO and certain securities) and 10 years for residential loans from the August 28, 2009 acquisition date. The loss recovery provisions are in effect for 8 years for commercial assets and 10 years for residential loans from the acquisition date. Affinity was a full service commercial bank headquartered in Ventura, California that operated 10 branch locations in California. We made this acquisition to expand our presence in California.

        The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting (formerly the purchase method). The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the August 28, 2009 acquisition date.

  Unaudited Pro Forma Results of Operations

        The following table presents our unaudited pro forma results of operations for the periods presented as if the Affinity acquisition had been completed on January 1, 2009. The unaudited pro forma results of operations include the historical accounts of the Company and Affinity and pro forma adjustments as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of our future operating results or operating results that would have occurred had these acquisitions been completed at the beginning of 2009. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

For the Quarter Ended March 31, 2009
(Dollars in thousands, except per share data)
Revenues (net interest income plus noninterest income)	$135,245
Net earnings	$42,449
Net income per share:
Basic	$1.38
Diluted	$1.38

NOTE 3—OTHER INTANGIBLE ASSETS

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

        The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Quarters Ended
	3/31/10	12/31/09	3/31/09
	(Dollars in thousands)
Gross amount of CDI and CRI:
Balance at the beginning and end of the period	$75,911	$75,911	$72,990
Accumulated amortization:
Balance at the beginning of the period	(42,615)	(40,260)	(33,068)
Amortization	(2,424)	(2,355)	(2,247)

Balance at the end of the period	(45,039)	(42,615)	(35,315)

Net CDI and CRI at the end of the period	$30,872	$33,296	$37,675

        The aggregate amortization expense related to the intangible assets is expected to be $9.5 million for 2010. The estimated aggregate amortization expense related to these intangible assets for each of the subsequent four years is $8.0 million, $5.7 million, $4.1 million, and $2.6 million.

NOTE 4—INVESTMENT SECURITIES AND FHLB STOCK

        The amortized cost, gross unrealized gains and losses and fair value of securities available-for-sale as of March 31, 2010 are presented in the table below. Other securities include an investment in overnight money market funds at a financial institution. The private label collateralized mortgage obligations were acquired in the Affinity acquisition and are covered by the FDIC loss sharing agreement. See Note 9 for information on fair value measurements and methodology.

	March 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Government-sponsored entity debt securities	$16,150	$53	$109	$16,094
Municipal securities	7,878	448	—	8,326
Residential mortgage-backed securities:
Government and government-sponsored entity pass through	287,999	4,835	427	292,407
Government and government-sponsored entity collateralized mortgage obligations	71,428	465	2,828	69,065
Covered private label collateralized mortgage obligations	51,564	2,269	2,772	51,061
Other securities	2,288	—	—	2,288

Total	$437,307	$8,070	$6,136	$439,241

NOTE 4—INVESTMENT SECURITIES AND FHLB STOCK (Continued)

        Mortgage-backed securities have contractual terms to maturity and require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The contractual maturity distribution of our securities portfolio based on amortized cost and fair value as of March 31, 2010, is shown below.

	Maturity distribution as of March 31, 2010
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$2,289	$2,289
Due after one year through five years	14,210	14,866
Due after five years through ten years	57,298	57,948
Due after ten years	363,510	364,138

Total	$437,307	$439,241

        At March 31, 2010, the fair value of debt securities and residential mortgage-backed debt securities issued by the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) was approximately $288.7 million. We do not own any equity securities issued by Fannie Mae or Freddie Mac.

        As of March 31, 2010 securities available-for-sale with a fair value of $156.3 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.

        At March 31, 2010 none of the securities in our investment portfolio had been in a continuous unrealized loss position for 12 months or longer. The following table presents the fair value and unrealized losses on securities that are in an unrealized loss position for less than 12 months and considered temporarily impaired as of March 31, 2010.

	Impairment Period of Less than 12 months
Descriptions of securities	Fair Value	Unrealized Losses
	(Dollars in thousands)
Government-sponsored entity debt securities	$9,891	$109
Residential mortgage-backed securities:
Government and government-sponsored entity pass through	79,771	427
Government and government-sponsored entity collateralized mortgage obligations	39,324	2,828
Covered private label collateralized mortgage obligations	7,258	2,772

Total	$136,244	$6,136

        FHLB Stock.    The Company has a $50.4 million investment in Federal Home Loan Bank of San Francisco (FHLB) stock. The FHLB stock is carried at cost at March 31, 2010. In January 2009, the FHLB announced it suspended excess FHLB stock redemptions and dividend payments. Since then, the FHLB has paid two cash dividends, though at a rate less than that paid in the past. We evaluated the carrying value of our FHLB stock investment at March 31, 2010 and determined it was not impaired. Our evaluation considered the long-term nature of the investment, the liquidity position of

NOTE 4—INVESTMENT SECURITIES AND FHLB STOCK (Continued)

the FHLB, the actions being taken by the FHLB to address its regulatory situation, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

NOTE 5—COVERED LOANS, ALLOWANCE FOR LOSS ON COVERED LOANS, AND COVERED OTHER REAL ESTATE OWNED

        We refer to the loans acquired in the Affinity acquisition as "covered loans" as we will be reimbursed for a substantial portion of any future losses on them under the terms of the FDIC loss sharing agreement. At the August 28, 2009 acquisition date, we estimated the fair value of the Affinity loan portfolio at $675.6 million which represents the expected cash flows from the portfolio discounted at a market-based rate. The carrying values of the covered loans were as follows at March 31, 2010 and December 31, 2009.

	March 31, 2010	December 31, 2009
	(In thousands)
Covered loans, gross	$714,473	$742,535
Discount	(90,790)	(102,849)

Covered loans, net of discount	623,683	639,686
Less allowance for loan losses	32,014	18,000

Covered loans, net	$591,669	$621,686

        The covered loans acquired in the Affinity transaction are subject to our internal and external credit review. If and when credit deterioration occurs a provision for credit losses for covered loans will be charged to earnings for the full amount without regard to the FDIC loss sharing agreement. The portion of the estimated loss reimbursable from the FDIC is recorded in noninterest income and increases the FDIC loss sharing asset. During the first quarter of 2010 we recorded a provision for credit losses of $20.7 million on the covered loan portfolio; such provision represents credit deterioration since the acquisition date based on decreases in expected cash flows on certain covered loans measured as of March 31, 2010 compared to acquisition date expected cash flows. We recorded $16.6 million in noninterest income to reflect the FDIC's share of this estimated loss.

        At the acquisition date, the amount by which the undiscounted expected cash flows exceed the estimated fair value of the acquired loans is the "accretable yield". The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. The following table summarizes the changes therein for the three months ended March 31, 2010:

	Carrying Amount of Loans	Accretable Yield
	(In thousands)
Balance as of January 1, 2010	$621,686	$(226,446)
Accretion	11,169	11,169
Payments received	(20,456)
Decrease in expected cash flows	—	18,608
Provision for loan losses	(20,700)	—

Balance as of March 31, 2010	$591,699	$(196,669)

NOTE 5—COVERED LOANS, ALLOWANCE FOR LOSS ON COVERED LOANS, AND COVERED OTHER REAL ESTATE OWNED (Continued)

  Covered Other Real Estate Owned

        Other real estate owned covered under loss sharing agreements with the FDIC is recorded at fair value and is also carried exclusive of the FDIC loss sharing asset. Subsequent decreases in fair value estimates for covered other real estate owned result in a reduction of the covered other real estate owned carrying amounts and an increase in the FDIC loss sharing asset for the reimbursable portion. The following table summarizes covered OREO by property type at March 31, 2010:

Property Type	As of March 31, 2010
(Dollars in thousands)
Improved residential land	$7,554
Commercial real estate	8,725
Multi-family	6,279
Single family residence	2,845

Total	$25,403

        The following table summarizes the activity related to the covered OREO for the three months ended March 31, 2010:

As of March 31, 2010
(Dollars in thousands)
Balance as of January 1, 2010	$27,688
Additions	1,776
Loss provisions and fair value adjustments	(2,144)
Reductions related to sales	(1,917)

Balance as of March 31, 2010	$25,403

        The components of covered OREO expense for the three months ended March 31, 2010 is as follows:

As of March 31, 2010
(Dollars in thousands)
Maintenance costs	$125
Provision for losses	2,144
(Gain) loss on sale	(101)

$2,168

NOTE 6—FDIC LOSS SHARING ASSET

        The FDIC loss sharing asset was initially recorded at fair value which represents the present value of the estimated cash payments from the FDIC for future losses on covered assets. The ultimate collectability of this asset is dependent upon the performance of the underlying covered assets, the

NOTE 6—FDIC LOSS SHARING ASSET (Continued)

passage of time and claims paid by the FDIC. The changes in the FDIC loss sharing asset for the three months ended March 31, 2010 are as follows:

(In thousands)
Balance as of January 1, 2010	$112,817
FDIC share of additional losses	18,278
Cash payments received from the FDIC	(41,848)
Net accretion	(2,107)

Balance as of March 31, 2010	$87,140

NOTE 7—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS

  Borrowings

        The following table summarizes our FHLB advances by their maturity dates outstanding at March 31, 2010:

Maturity Date	Amount	Contract Rate	Next Date Callable by FHLB
	(Dollars in thousands)
8/23/2010	$20,000	4.90%	N/A	(b)
12/29/2010	25,000	4.23%	N/A	(a)(b)
9/8/2011	20,000	4.67%	N/A	(a)(b)
1/11/2013	50,000	2.71%	7/11/2010	(a)
9/9/2013	20,000	4.63%	N/A	(a)(b)
8/25/2014	20,000	4.26%	N/A	(a)(b)
9/23/2014	20,000	3.51%	N/A	(a)(b)
12/11/2017	200,000	3.16%	6/11/2010	(a)
1/11/2018	25,000	2.61%	7/11/2010	(a)
Unamortized premium(c)	6,550

Total	$406,550

(a)
Quarterly thereafter.

(b)
FHLB advances assumed in the Affinity acquisition and prepaid in April 2010. A net prepayment penalty of $726,000 was charged to earnings at that time.

(c)
This amount represents the fair value adjustment on assumed Affinity FHLB advances.

NOTE 7—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS (Continued)

        The FHLB advances outstanding at March 31, 2010, are both term and callable advances. The maturities shown are the contractual maturities for all advances. The callable advances have all passed their initial call dates and are currently callable on a quarterly basis by the FHLB. While the FHLB may call the advances to be repaid for any reason, they are likely to be called if market interest rates are higher than the advances' stated rates on the call dates. We may repay the advances at any time with a prepayment penalty. Our aggregate remaining borrowing capacity under the FHLB secured lines of credit was $864.5 million at March 31, 2010. Additionally, the Bank had secured borrowing capacity from the Federal Reserve discount window of $366.0 million at March 31, 2010. The Bank also maintains unsecured lines of credit of $117.0 million with correspondent banks for the purchase of overnight funds; these lines are subject to availability of funds.

Subordinated Debentures

        The Company had an aggregate of $129.8 million subordinated debentures outstanding at March 31, 2010. These subordinated debentures were issued in seven separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us or entities we have acquired, which in turn issued trust preferred securities, which total $123.0 million at March 31, 2010. With the exception of Trust I and Trust CI, the subordinated debentures are callable at par, only by the issuer, five years from the date of issuance, subject to certain exceptions. We were permitted to call the debentures in the first five years if the prepayment election relates to one of the following three events: (i) a change in the tax treatment of the debentures stemming from a change in the IRS laws; (ii) a change in the regulatory treatment of the underlying trust preferred securities as Tier 1 capital; and (iii) a requirement to register the underlying trust as a registered investment company. However, redemption in the first five years is subject to a prepayment penalty. Trust I and Trust CI may not be called for 10 years from the date of issuance unless one of the three events described above has occurred and then a prepayment penalty applies. In addition, there is a prepayment penalty if either of these debentures is called 10 to 20 years from the date of their issuance and they may be called at par after 20 years. The proceeds of the subordinated debentures we originated were used primarily to fund several of our acquisitions and to augment regulatory capital. Interest payments made by the Company on subordinated debentures are considered dividend payments by the Federal Reserve Bank. As such, notification to the Federal Reserve Bank is required prior to our intent to pay such interest during any period in which our quarterly net earnings are not sufficient to fund the interest due. Should the FRB object to payment of interest on the subordinated debentures we would not be able to make the payments until approval is received or we no longer need to provide notice under applicable regulations.

NOTE 7—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS (Continued)

        The following table summarizes the terms of each issuance of the subordinated debentures outstanding at March 31, 2010:

Series	Date issued	Amount	Maturity	Earliest Call Date by Company without Penalty(1)	Fixed or Variable Rate		Rate Index	Current Rate(2)	Next Reset Date
	(Dollars in thousands)
Trust CI	3/23/2000	$10,310	3/8/2030	3/8/2020	Fixed		N/A	11.00%	N/A
Trust I	9/7/2000	8,248	9/7/2030	9/7/2020	Fixed		N/A	10.60%	N/A
Trust V	8/15/2003	10,310	9/17/2033	N/A	Variable		3 month LIBOR + 3.10	3.36%	6/15/2010
Trust VI	9/3/2003	10,310	9/15/2033	N/A	Variable		3 month LIBOR + 3.05	3.31%	6/11/2010
Trust CII	9/17/2003	5,155	9/17/2033	N/A	Variable		3 month LIBOR + 2.95	3.21%	6/15/2010
Trust VII	2/5/2004	61,856	4/23/2034	N/A	Variable		3 month LIBOR + 2.75	3.09%	7/28/2010
Trust CIII	8/15/2005	20,619	9/15/2035	9/15/2010	Fixed	(3)	N/A	5.85%	9/15/2010
Unamortized premium(4)		2,942

Total		$129,750

(1)
As described above, certain issuances may be called earlier without penalty upon the occurrence of certain events.

(2)
As of April 28, 2010; excludes debt issuance costs.

(3)
Interest rate is fixed until 9/15/2010 and then is variable at a rate of 3-month LIBOR + 1.69%.

(4)
This amount represents the fair value adjustment on assumed trusts.

        As previously mentioned, the subordinated debentures were issued to trusts established by us, or entities we acquired, which in turn issued $123.0 million of trust preferred securities. These securities are currently included in our Tier I capital for purposes of determining the Company's Tier I and total risk-based capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company's banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Although this modification was scheduled to be effective on March 31, 2009, the Federal Reserve postponed the effective date to March 31, 2011. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less certain intangibles, including goodwill, core deposit intangibles and customer relationship intangibles, net of any related deferred income tax liability. The regulations currently in effect through December 31, 2010, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for permitted intangibles. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at March 31, 2010. We expect that our Tier I capital ratios will be at or above the existing well-capitalized levels on March 31, 2011, the first date on which the modified capital regulations must be applied.

Brokered Deposits

        Brokered deposits totaled $168.7 million at March 31, 2010 and are included in the interest-bearing deposits balance on the accompanying consolidated balance sheet. Such amount includes (a) $62.8 million of customer deposits that were subsequently participated with other FDIC-insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits, (b) $104.4 million of wholesale CDs, and

NOTE 7—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS (Continued)

(c) $1.5 million of brokered deposits acquired in the Security Pacific Bank (SPB) deposit acquisition. Such amounts exclude $2.4 million of money desk CDs acquired in SPB deposit and Affinity Bank acquisitions.

NOTE 8—COMMITMENTS AND CONTINGENCES

Lending Commitments

        The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit amounting to $732.4 million and $790.6 million were outstanding at March 31, 2010 and December 31, 2009.

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees expire within one year from the date of issuance. The Company generally requires collateral or other security to support financial instruments with credit risk. Standby letters of credit amounting to $30.3 million and $31.2 million were outstanding at March 31, 2010 and December 31, 2009.

        The Company has investments in low income housing project partnerships which provide the Company income tax credits and in several small business investment companies. As of March 31, 2010 the Company had commitments to contribute capital to these entities totaling $177,000.

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

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

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

  •
  Level 3: Inputs to a valuation methodology that are unobservable, supported by little or no market activity, and significant to the fair value measurement. These valuation methodologies generally include pricing models, discounted cash flow models, or a determination of fair value that requires significant management judgment or estimation. This category also includes observable inputs from a pricing service not corroborated by observable market data, such as pricing covered private label CMOs.

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

        The following tables present information on the assets measured and recorded at fair value on a recurring and nonrecurring basis at and for the quarter ended March 31, 2010.

		Fair Value Measurement Using
	Balance as of March 31, 2010	Quoted Prices in Active Markets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
	(Dollars in thousands)
Measured on a Recurring Basis
Securities available-for-sale:
Government-sponsored entity debt securities	$16,094	$—	$16,094	$—
Municipal securities	8,326	$—	8,326	—
Government and government-sponsored entity mortgage-backed securities	361,472	$—	361,472	—
Other securities	2,288	$—	2,288	—
Covered private label CMOs	51,061	—	—	51,061

	$439,241	$—	$388,180	$51,061

Measured on a Nonrecurring Basis
Impaired loans	$65,465	$—	$20,364	$45,101
Other real estate owned	22,902	—	8,539	14,363
SBA loan servicing asset	1,926	—	—	1,926

	$90,293	$—	$28,903	$61,390

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        There were no significant transfers of assets between Level 1 and Level 2 of the fair value hierarchy during the quarter ended March 31, 2010.

        Total gains and (losses) recognized in the three months ended March 31, 2010:

Three Months Ended March 31, 2010
(Dollars in thousands)
Impaired loans	$(7,338)
Other real estate owned	(8,009)
Servicing asset	140

$(15,207)

        For assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), the activity for the three month period ended March 31, 2010 is summarized in the following table:

Covered Securities Available-for-sale
(Dollars in thousands)
Beginning as of January 1, 2010	$52,125
Total realized in interest on investment securities	501
Total unrealized in comprehensive income	339
Net settlements subsequent to acquisition	(1,904)

Balance as of March 31, 2010	$51,061

        ASC Topic 825, Financial Instruments, requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. Additionally, certain financial instruments and all nonfinancial instruments are excluded from the applicable disclosure requirements. The following table is a summary of the carrying values and fair value estimates of certain financial instruments as of March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	Carrying or Contract Amount	Fair Value Estimates	Carrying or Contract Amount	Fair Value Estimates
	(Dollars in thousands)
Financial Assets:
Cash and due from banks	$87,510	$87,510	$93,915	$93,915
Interest-bearing deposits in financial institutions	431,211	431,211	117,133	117,133
Investment in Federal Home Loan Bank Stock	50,429	50,429	50,429	50,429
Securities available-for-sale	439,241	439,241	423,700	423,700
Loans, net	3,759,340	3,751,823	4,210,352	4,195,805
FDIC loss sharing asset	87,140	87,140	112,817	112,817
Financial Liabilities:
Deposits	4,154,237	4,161,477	4,094,569	4,102,467
Borrowings	406,550	417,296	542,763	557,363
Subordinated debentures	129,750	132,050	129,798	146,413

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

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

        FHLB stock.    The fair value of FHLB stock is based on our recorded investment. In January 2009, the FHLB announced it suspended excess FHLB stock redemptions and dividend payments. Since the announcement, the FHLB has paid two dividends, though at a reduced rate when compared to prior dividends. As a result of these actions, we evaluated the carrying value of our FHLB stock investment. Based on the FHLB's most recent publicly available financial results, its capital position and its bond ratings, we concluded such investment was not impaired at either March 31, 2010 or December 31, 2009.

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

        In determining the fair value of the securities categorized as Level 2, we obtain a report from a nationally recognized broker-dealer detailing the fair value of each investment security we hold as of each reporting date. The broker-dealer uses observable market information to value our fixed income securities, with the primary source being a nationally recognized pricing service. The fair value of the municipal securities is based on a proprietary model maintained by the broker-dealer. We review the market prices provided by the broker-dealer for our securities for reasonableness based on our understanding of the marketplace and we consider any credit issues related to the bonds. As we have not made any adjustments to the market quotes provided to us and they are based on observable market data, they have been categorized as Level 2 within the fair value hierarchy.

        Our covered private label collateralized mortgage obligation securities, which were refer to as private label CMOs, are categorized as Level 3 due in part to the inactive market for such securities. There is a wide range of prices quoted for private label CMOs among independent third party pricing services and this range reflects the significant judgment being exercised over the assumptions and variables that determine the pricing of such securities. We consider this subjectivity to be a significant unobservable input and have concluded the private label CMOs should be categorized as a Level 3 measured asset. While the private label CMOs may be based on significant unobservable inputs, our fair value was based on prices provided to us by a nationally recognized pricing service which we also use to determine the fair value of the majority of our securities portfolio. We determined the reasonableness of the fair values by reviewing assumptions at the individual security level about prepayment, default expectations, estimated severity loss factors, projected cash flows and estimated collateral performance, all of which are not directly observable in the market.

        Non-covered loans.    As non-covered loans are not measured at fair value, the following discussion relates to estimating the fair value disclosures under ASC Topic 825. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type and further segmented into fixed and adjustable rate interest terms and by credit risk categories. The fair value estimates do not take into consideration the value of the loan portfolio in the event the loans are sold

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

outside the parameters of normal operating activities. The fair value of performing fixed rate loans is estimated by discounting scheduled cash flows through the estimated maturity using estimated market prepayment speeds and estimated market discount rates that reflect the credit and interest rate risk inherent in the loans. The estimated market discount rates used for performing fixed rate loans are the Company's current offering rates for comparable instruments with similar terms. The fair value of performing adjustable rate loans is estimated by discounting scheduled cash flows through the next repricing date. As these loans reprice frequently at market rates and the credit risk is not considered to be greater than normal, the market value is typically close to the carrying amount of these loans.

        Non-covered impaired loans.    Non-covered impaired loans are measured and recorded at fair value on a non-recurring basis. All of our non-covered nonaccrual loans and restructured loans are considered impaired and are reviewed individually for the amount of impairment, if any. Most of our loans are collateral dependent and, accordingly, we measure impaired loans based on the estimated fair value of such collateral. The fair value of each loan's collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 2 measurement. When adjustments are made to an appraised value to reflect various factors such as the age of the appraisal or known changes in the market or the collateral, such valuation inputs are considered unobservable and the fair value measurement is categorized as a Level 3 measurement. The impaired loans categorized as Level 3 also include unsecured loans and other secured loans whose fair values are based significantly on unobservable inputs such as the strength of a guarantor, including an SBA government guarantee, cash flows discounted at the effective loan rate, and management's judgment. The loan balances shown in the above tables represent those nonaccrual and restructured loans for which impairment was recognized during 2010. The amounts shown as losses represent, for the loan balances shown, the impairment recognized during 2010. Of the $99.9 million of nonaccrual loans at March 31, 2010, loans totaling $18.1 million were written down to their fair values through charge-offs in 2010.

        Covered loans.    Covered loans were measured at estimated fair value on the date of acquisition. Thereafter, the fair value of covered loans is measured using the same methodology as that for non-covered loans. The above discussion for non-covered loans and non-covered impaired loans is applicable to covered loans following their acquisition date.

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

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        SBA servicing asset.    In accordance with ASC Topic 860, Accounting for Servicing of Financial Assets, the SBA servicing asset, included in other assets in the balance sheet, is carried at its implied fair value of $1.9 million. The fair value of the servicing asset is estimated by discounting future cash flows using market-based discount rates and prepayment speeds. The discount rate is based on the current US Treasury yield curve, as published by the Department of the Treasury, plus a spread for the marketplace risk associated with these assets. We utilize estimated prepayment vectors using SBA prepayment information provided by Bloomberg for pools of similar assets to determine the timing of the cash flows. These nonrecurring valuation inputs are considered to be Level 3 inputs.

        FDIC loss sharing asset.    The FDIC loss sharing asset was measured at estimated fair value on the date of acquisition. The fair value was determined by discounting estimated future cash flows using the long-term risk free rate plus a premium. Subsequent additions to the asset are valued at par as it is anticipated that these amounts will be shortly received.

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

  Limitations

        Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

fair values have been estimated as of March 31, 2010, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

NOTE 10—NET EARNINGS (LOSS) PER SHARE

        The following is a summary of the calculation of basic and diluted net earnings (loss) per share for the periods indicated:

	Quarter Ended
	3/31/10	12/31/09	3/31/09
	(In thousands except per share data)
Basic earnings (loss) per share
Net earnings (loss)	$(60,533)	$(7,780)	$1,445
Less: earnings allocated to unvested restricted stock(a)	(8)	(5)	(227)

Net earnings (loss) allocated to common shares	$(60,541)	$(7,785)	$1,218

Total weighted-average basic shares and unvested restricted stock outstanding	35,607.8	35,018.4	31,782.4
Less: weighted-average unvested restricted stock outstanding	(1,245.7)	(1,130.5)	(1,287.2)

Total weighted-average basic shares outstanding	34,362.1	33,887.9	30,495.2

Basic earnings (loss) per share	$(1.76)	$(0.23)	$0.04

Diluted earnings (loss) per share
Net earnings (loss) allocated to common shares	$(60,541)	$(7,785)	$1,218

Total weighted-average basic shares and unvested restricted stock outstanding	35,607.8	35,018.4	31,782.4
Add: stock options and warrants outstanding	—	—	0.5
Less: weighted-average unvested restricted stock outstanding	(1,245.7)	(1,130.5)	(1,287.2)

Total weighted-average diluted shares outstanding	34,362.1	33,887.9	30,495.7

Diluted earnings (loss) per share	$(1.76)	$(0.23)	$0.04

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

NOTE 11—STOCK COMPENSATION PLANS

Restricted Stock

        At March 31, 2010, there were outstanding 904,574 shares of unvested time-based restricted common stock and 520,000 shares of unvested performance-based restricted common stock. The

NOTE 11—STOCK COMPENSATION PLANS (Continued)

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

        Compensation expense related to awards of restricted stock is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. The vesting of performance-based restricted stock awards and recognition of related compensation expense may occur over a shorter vesting period if financial performance targets are achieved earlier than anticipated. In 2007, the amortization of certain performance-based restricted stock awards was suspended. In 2008 we concluded it was improbable that the financial targets would be met for the performance-based stock awards and we reversed the accumulated amortization on those awards. If and when the attainment of such performance targets is deemed probable in future periods, a catch-up adjustment will be recorded and amortization of such performance-based restricted stock will begin again. The total amount of unrecognized compensation expense related to the performance-based restricted stock for which amortization was suspended totaled $27.7 million at March 31, 2010. The unvested performance-based restricted stock awarded in 2006 expires in 2013. The unvested performance-based restricted stock awarded in 2007 and 2008 expires in 2017. Restricted stock amortization totaled $2.3 million and $2.2 million for the quarters ended March 31, 2010, and 2009. Such amounts are included in compensation expense in the accompanying consolidated statements of earnings.

        The Company's 2003 Plan permits stock based compensation awards to officers, directors, key employees and consultants. The 2003 Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 5,000,000 shares of authorized but unissued Company common stock, subject to adjustments provided by the 2003 Plan. As of April 29, 2010, there were 1,190,568 shares available for grant under the 2003 Plan.

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS

        FASB ASC 810 Consolidation ("ASC 810") became effective for us on January 1, 2010, and was amended to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity's involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity's financial statements. The new authoritative accounting guidance under ASC 810 was effective January 1, 2010 and did not have an impact on our financial statements.

        FASB ASC 860 Transfers and Servicing ("ASC 860") was amended to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a "qualifying special-purpose entity" and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC 860 was effective January 1, 2010 and did not have an impact on our financial statements.

        In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2010-06, "Improving Disclosures about Fair Value Measurements". ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. We adopted the provisions of the standard on January 1, 2010, which did not have a material impact on our financial statements

NOTE 13—COMMON STOCK

        On December 22, 2009, PacWest Bancorp filed a registration statement with the SEC to offer to sell, from time to time, shares of common stock, preferred stock, and other equity linked securities for an aggregate initial offering price of up to $350.0 million. The registration statement was declared effective on January 8, 2010. Proceeds from the offering are anticipated to be used to fund future acquisitions of banks and financial institutions and for general corporate purposes.

        On March 1, 2010 holders of 1,348,040 warrants to acquire PacWest Bancorp common stock exercised such warrants for net proceeds of $26.6 million. The warrants, which had a strike price of $20.20 per share, represented 99% of the 1,361,656 six-month warrants issued in August 2009. An additional 1,361,657 million warrants issued in August 2009 with a strike price of $20.20 remain outstanding, of which 1,348,040 expire on August 27, 2010 and 13,617 expire on August 30, 2010.

NOTE 14—SUBSEQUENT EVENTS

        We have evaluated events that have occurred subsequent to March 31, 2010 and have concluded there are no subsequent events that would require recognition in the accompanying consolidated financial statements.

        On April 21, 2010, we prepaid $125.0 million of our outstanding FHLB advances. See note 7.

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

        Pacific Western is a full-service community bank offering a broad range of banking products and services including: accepting time and demand deposits; originating loans, including commercial, real estate construction, SBA-guaranteed, consumer, and international loans; and providing other business-oriented products. Our operations are primarily located in Southern California and the Bank focuses on conducting business with small to medium-sized businesses and the owners and employees of those businesses in our marketplace. Through our asset-based lending operation we also operate in Arizona, Northern California, the Pacific Northwest, and Texas. At March 31, 2010, our assets totaled $5.2 billion, of which total loans totaled $3.9 billion, of which $591.7 million are covered loans. At that date, the loan portfolio was broken down as follows: approximately 70% were real estate mortgage loans, 20% were commercial loans, 10% were real estate construction loans, and less than 1% were consumer and other loans. These percentages include some foreign loans, primarily to individuals or entities with business in Mexico, representing 1% of total non-covered loans. Our portfolio's value and credit quality is affected in large part by real estate trends in Southern California, which have been negative over the last several quarters.

        Pacific Western competes actively for deposits, and emphasizes solicitation of noninterest-bearing deposits. In managing the top line of our business, we focus on quality loan growth and loan yield, deposit cost, and net interest margin, as net interest income, on a year-to-date basis, accounts for 73% of our net revenues (net interest income plus noninterest income).

Key Performance Indicators

        Among other factors, our operating results depend generally on the following:

  The Level of Our Net Interest Income

        Net interest income is the excess of interest earned on our interest-earning assets over the interest paid on our interest-bearing liabilities. The low market interest rate environment that continued during 2009 and 2010 has reduced our net interest margin relative to our historical performance. Our balance sheet structure resulted in the yield on our earning assets decreasing more rapidly and significantly than the cost of our funding sources during 2009 compared to prior years. However, for the first quarter of 2010 our net interest margin expanded compared to the prior quarter and the first quarter of 2009 due to lowering the cost of our funding sources more significantly than the yield on our earning assets. Nonetheless, a sustained low interest rate environment combined with tight marketplace liquidity and low loan growth may lower both our net interest income and net interest margin going forward.

        Our primary interest-earning asset is loans. Our primary interest-bearing liabilities include deposits, borrowings, and subordinated debentures. We attribute our high net interest margin to our loan-to-deposit ratio which was well over 100% for the last 4 years and a high level of noninterest-bearing deposits. While our deposit balances will fluctuate depending on deposit holders' perceptions of alternative yields available in the market, we attempt to minimize these variances by attracting a high percentage of noninterest-bearing deposits, which have no expectation of yield. At March 31, 2010, approximately 33% of our total deposits were noninterest-bearing.

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

  The Magnitude of Credit Losses

        We stress credit quality in originating and monitoring the loans we make and measure our success by the levels of our nonperforming assets, net charge-offs and allowance for credit losses. Our allowance for credit losses is the sum of our allowance for loan losses and our reserve for unfunded loan commitments and relates only to our non-covered loans. Provisions for credit losses are charged to operations as and when needed for both on and off balance sheet credit exposure. Loans which are deemed uncollectible are charged off and deducted from the allowance for loan losses. Recoveries on loans previously charged off are added to the allowance for loan losses. During the three months ended March 31, 2010, we made a provision for credit losses totaling $133.2 million composed of $112.5 million on non-covered loans and $20.7 million on covered loans. The provision for credit losses on the non-covered portfolio resulted mostly from the charge-offs from the classified loan sale and other actions to promptly identify and resolve problem credits. Additionally, based on our reserve methodology, the level of classified and non-accrual loans, usage trends of unfunded loan commitments, general market conditions, and portfolio risk concentrations, among other factors, contributed to our provision for credit losses. The provision for credit losses on the covered loan portfolio reflects an increase in the covered loan allowance for credit losses resulting from credit deterioration since the acquisition date.

        We regularly review our loans to determine whether there has been any deterioration in credit quality stemming from economic conditions or other factors which may affect collectability of our loans. Changes in economic conditions, such as inflation, unemployment, increases in the general level of interest rates, declines in real estate values and negative conditions in borrowers' businesses, could negatively impact our customers and cause us to adversely classify loans and increase portfolio loss factors. An increase in classified loans generally results in increased provisions for credit losses. Any deterioration in the real estate market may lead to increased provisions for credit losses because of our concentration in real estate loans.

  The Level of Our Noninterest Expense

        Our noninterest expense includes fixed and controllable overhead, the major components of which are compensation, occupancy, insurance and assessments, data processing, professional fees and communications expense. We measure success in controlling such costs through monitoring of the efficiency ratio. We calculate the efficiency ratio by dividing noninterest expense by net revenues (the sum of net interest income plus noninterest income). Accordingly, a lower percentage reflects lower operating expenses relative to net revenue. The consolidated operating efficiency ratios have been as follows:

Quarterly Period	Ratio
First quarter of 2010	63.8%
Fourth quarter 2009	53.7%
Third quarter 2009	37.1%
Second quarter 2009	85.5%
First quarter 2009	71.0%

        The increase in the efficiency ratio for the first quarter of 2010 compared to the fourth quarter of 2009 was due mostly to lower net interest income and higher OREO costs. The gain from the Affinity acquisition reduced the third quarter of 2009 efficiency ratio by 4,840 basis points from 85.5% to 37.1%. The general increase in efficiency ratios over the last several quarters is caused mostly by lower interest income. Interest income levels have been negatively affected by slow loan growth and low market interest rates.

Critical Accounting Policies

        The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowances for credit losses and the carrying values of intangible assets and deferred income tax assets. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Non GAAP Measurements (Unaudited)

	As of the dates indicated:
Dollars in thousands	March 31, 2010	December 31, 2009	March 31, 2009
End of period assets	$5,203,217	$5,324,079	$4,496,070
Intangibles	30,872	33,296	37,675

End of period tangible assets	$5,172,345	$5,290,783	$4,458,395

End of period equity	$474,844	$506,773	$469,006
Intangibles	30,872	33,296	37,675

End of period tangible equity	$443,972	$473,477	$431,331

Equity to assets ratio	9.13%	9.52%	10.43%

Tangible common equity ratio	8.58%	8.95%	9.67%

Pacific Western Bank
End of period assets	$5,192,003	$5,313,750	$4,486,793
Intangibles	30,872	33,296	37,675

End of period tangible assets	$5,161,131	$5,280,454	$4,449,118

End of period equity	$559,909	$585,940	$506,694
Intangibles	30,872	33,296	37,675

End of period tangible equity	$529,037	$552,644	$469,019

Equity-to-assets	10.78%	11.03%	11.29%

Tangible common equity ratio	10.25%	10.47%	10.54%

        Summarized financial information for the periods indicated are as follows:

	Quarter Ended
	March 31, 2010	December 31, 2009	March 31, 2009
	(In thousands, except per share data)
Net interest income	$58,023	$62,327	$48,773
Noninterest income	21,269	21,828	6,081

Net revenues	79,292	84,155	54,854
Provision for credit losses	133,227	52,900	14,000
Noninterest expense	50,570	45,213	38,969
Income taxes	(43,972)	(6,178)	440

Net earnings	$(60,533)	$(7,780)	$1,445

Average interest-earning assets	$4,799,472	$5,159,585	$4,196,186

Profitability measures:
Earnings per share:
Basic earnings per share	$(1.76)	$(0.23)	$0.04
Diluted earnings per share	$(1.76)	$(0.23)	$0.04
Net interest margin	4.90%	4.79%	4.71%
Return on average assets	(4.70)%	(0.56)%	0.13%
Return on average equity	(48.54)%	(5.91)%	1.27%
Efficiency ratio	63.78%	53.73%	71.0%

  First quarter of 2010 compared to fourth quarter of 2009

        The net loss for the first quarter of 2010 of $60.5 million, or $1.76 per diluted share, compared to the net loss of $7.8 million, or $0.23 per diluted share, for the fourth quarter of 2009. The first quarter included a loss on the Company's sale of $323.6 million of classified loans in February 2010 for $200.6 million in cash. Additionally the first quarter of 2010 was impacted significantly by other credit-related costs.

  First quarter of 2010 compared to the first quarter of 2009

        The net loss of $60.5 million, or $1.76 per diluted share, for the quarter ended March 31, 2010 compared to net earnings of $1.4 million, or $0.04 per diluted share, for the quarter ended March 31, 2009. The decrease in net earnings is due mainly to the first quarter of 2010 classified loan sale along with higher credit and OREO costs.

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

	Quarter Ended
	March 31, 2010			December 31, 2009			March 31, 2009
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans, net of deferred fees and costs(a)(b)	$4,122,853	$63,745	6.27%	$4,439,586	$70,331	6.29%	$3,938,322	$61,847	6.37%
Investment securities(b)	469,732	5,121	4.42%	421,647	5,041	4.74%	165,333	1,546	3.79%
Federal funds sold	—	—	0.00%	279	—	—	260	—	0.00%
Other earning assets	206,887	129	0.25%	298,073	197	0.26%	92,271	61	0.27%

Total interest-earning assets	4,799,472	68,995	5.83%	5,159,585	75,569	5.81%	4,196,186	63,454	6.13%
Noninterest-earning assets:
Other assets	418,517			373,570			284,628

Total assets	$5,217,989			$5,533,155			$4,480,814

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest checking	$434,446	$393	0.37%	$438,242	$486	0.44%	$349,908	$454	0.53%
Money market	1,166,688	2,868	1.00%	1,188,939	3,418	1.14%	841,410	2,611	1.26%
Savings	110,564	58	0.21%	111,374	67	0.24%	123,005	107	0.35%
Time certificates of deposit	1,045,417	3,570	1.38%	1,064,596	3,504	1.31%	899,666	6,148	2.77%

Total interest-bearing deposits	2,757,115	6,889	1.01%	2,803,151	7,475	1.06%	2,213,989	9,320	1.71%
Other interest-bearing liabilities	575,534	4,083	2.88%	835,842	5,767	2.74%	581,583	5,361	3.74%

Total interest-bearing liabilities	3,332,649	10,972	1.34%	3,638,993	13,242	1.44%	2,795,572	14,681	2.13%
Noninterest-bearing liabilities:
Demand deposits	1,332,862			1,318,819			1,163,059
Other liabilities	46,756			52,846			61,882

Total liabilities	4,712,267			5,010,658			4,020,513
Stockholders' equity	505,722			522,497			460,301

Total liabilities and stockholders' equity	$5,217,989			$5,533,155			$4,480,814

Net interest income		$58,023			$62,327			$48,773

Net interest spread			4.49%			4.37%			4.00%

Net interest margin			4.90%			4.79%			4.71%

(a)
Includes nonaccrual loans and loan fees.

(b)
Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

  First quarter of 2010 compared to fourth quarter of 2009

        Net interest income totaled $58.0 million for the first quarter of 2010 compared to $62.3 million for the fourth quarter of 2009. The $4.3 million net decrease is due mostly to lower loan balances resulting from the classified loan sale. Deposit interest expense declined $586,000 due mostly to lower offering rates on money market accounts. Borrowing costs decreased $1.7 million due mainly to lower average balances.

        Our net interest margin for the first quarter of 2010 was 4.90%, an increase of 11 basis points from the 4.79% posted for the fourth quarter of 2009. The yield on average loans was 6.27% for the first quarter of 2010 compared to 6.29% for the prior quarter. Net reversals of interest income on nonaccrual loans negatively impacted the first quarter's net interest margin and loan yield by 8 basis points. The cost of interest bearing deposits declined 5 basis points to 1.01% and all-in deposit cost declined 4 basis points to 0.68%; such declines resulted from rate reductions on money market deposits, downward repricing of higher-rate acquired deposits, and higher average demand deposits.

  First quarter of 2010 compared to the first quarter of 2009

        The $9.3 million increase in net interest income for the first quarter of 2010 compared to the same quarter of 2009 was mainly a result of higher interest-earning assets and lower deposit and borrowing costs. Interest income increased $5.5 million for the first quarter of 2010 over the same quarter of 2009 due to loan and investment balances added from the Affinity acquisition. Interest expense decreased $3.7 million for the first quarter of 2010 compared to the same quarter of 2009 due to lower rates on all interest-bearing liabilities.

        Our net interest margin for the first quarter of 2010 increased 19 basis points when compared to the first quarter of 2009. This increase is due primarily to lower costs on interest-bearing liabilities as a result of the decline in market interest rates.

        Provision for Credit Losses.    The amount of the provision for credit losses in a reporting period is a charge against earnings in that reporting period. The provisions for credit losses are based on our reserve methodology and reflect our judgments about the adequacy of the allowance for loan losses and the reserve for unfunded loan commitments. In determining the amount of the provision, we consider certain quantitative and qualitative factors including our historical loan loss experience, the volume and type of lending we conduct, the results of our credit review process, the level and trends of classified, criticized, past due and nonaccrued loans, regulatory policies, usage trends of unfunded loan commitments, portfolio concentrations, general economic conditions, underlying collateral values, off-balance sheet exposures, and other factors regarding collectability and impairment. To the extent we experience, for example, increased levels of documentation deficiencies, adverse changes in collateral values, or negative changes in economic and business conditions which adversely affect our borrowers, our classified loans may increase. Increases in our classified loans generally result in provisions for credit losses.

        We made provisions for credit losses totaling $133.2 million during the first quarter of 2010 compared to $52.9 million for the fourth quarter of 2009 and $14.0 million for the first quarter of 2009. The first quarter 2010 provision for credit losses was composed of a $112.9 million addition to the allowance for loan losses on the non-covered loan portfolio, a $20.7 million addition to the covered loan allowance for credit losses and a $345,000 reduction to the reserve for unfunded loan commitments. The 2009 provision for credit losses was composed of a $14.0 million addition to the allowance for loan losses.

        Net non-covered loans charged-off in 2010 increased by $139.3 million to $145.4 million when compared to 2009. Net charge-offs on non-covered loans included $123 million related to the classified loan sale completed during the quarter and $22 million in other non-covered loan charge-offs; this compares to total net charge-offs of $31.2 million in the fourth quarter of 2009. These charge-off levels reflect the aggressive actions we are taking to promptly identify and resolve problem credits. The commercial real estate loan segment of the loan portfolio continues to be under stress from the current economic conditions. A protracted economic down cycle will increase the stress on this portion of the loan portfolio and we may continue to experience increased levels of charge-offs and provisions.

        The allowance for credit losses on the non-covered portfolio totaled $91.4 million at March 31, 2010, and represented 2.81% of the non-covered loan balances at that date compared to 3.35% at December 31, 2009. The lower coverage ratio of 2.81%, when compared to December 31, 2009, reflects an improved credit risk profile with lower non-covered nonaccrual and adversely classified loans as a result of the classified loan sale.

        The $20.7 million provision for credit losses on the covered portfolio reflects credit deterioration on covered loans. This provision was based on a March 31, 2010 analysis of acquired loans, which indicated a decrease in expected cash flows from previous estimates. Under the terms of the FDIC loss sharing agreement, the FDIC absorbs 80% of the losses reflected by the provision. As a result, $16.6 million is included in the non-interest income caption "Increase in FDIC loss sharing asset" and represents 80% of the credit loss provision for covered loans.

        Increased provisions for credit losses may be required in the future based on loan and unfunded commitment growth, the effect changes in economic conditions, such as inflation, unemployment, market interest rate levels, and real estate values may have on the ability of our borrowers to repay their loans, and other negative conditions specific to our borrowers' businesses. See further discussion in—Allowance for Credit Losses on Non-Covered Loans and—Allowance for Credit Losses on Covered Loans contained herein.

        Noninterest Income.    The following table summarizes noninterest income by category for the periods indicated:

	Quarter Ended
	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
	(Dollars in thousands)
Service charges and fees on deposit accounts	$2,729	$2,890	$2,960	$3,009	$3,149
Other commissions and fees	1,790	1,799	1,721	1,746	1,685
Increase in cash surrender value of life insurance	398	375	371	394	439
Increase in FDIC loss sharing asset	16,172	16,314	—	—	—
Gain from Affinity acquisition	—	—	66,989	—	—
Other income	180	450	584	224	808

Total noninterest income	$21,269	$21,828	$72,625	$5,373	$6,081

First quarter of 2010 compared to fourth quarter of 2009

        Noninterest income for the first quarter of 2010 totaled $21.3 million compared to $21.8 million for the fourth quarter of 2009. First quarter noninterest income includes FDIC loss sharing income of $16.2 million compared to $16.3 million recorded in the prior quarter. First quarter FDIC loss sharing income includes (a) $18.3 million representing the FDIC's share of losses from credit deterioration on covered loans and covered OREO occurring subsequent to the Affinity acquisition date and (b) a $2.1 million reduction for other covered loan activity. The loss sharing income represents the FDIC's 80% share of the current period's credit loss provision on covered loans and write-downs on covered OREO under the terms of the loss sharing agreement.

First quarter of 2010 compared to first quarter of 2009

        The $15.2 million increase in noninterest income for the first quarter of 2010 compared to the same quarter of 2009 is due mostly to the FDIC loss sharing income of $16.2 million.

        Noninterest Expense.    The following table summarizes noninterest expense by category for the periods indicated:

	Quarter Ended
	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
	(Dollars in thousands)
Compensation	$19,411	$20,320	$20,128	$18,394	$19,331
Occupancy	6,958	7,100	6,435	6,462	6,386
Data processing	1,969	1,831	1,810	1,677	1,628
Other professional services	1,998	2,047	1,857	1,486	1,524
Business development	667	663	528	625	725
Communications	804	789	762	688	693
Insurance and assessments	2,274	1,826	2,010	3,871	1,598
Other real estate owned, net	10,610	4,953	8,141	9,231	997
Intangible asset amortization	2,424	2,355	2,578	2,367	2,247
Reorganization and lease charges	—	—	—	—	1,215
Other	3,455	3,329	2,842	3,130	2,625

Total noninterest expense	$50,570	$45,213	$47,091	$47,931	$38,969

Efficiency ratio	63.8%	53.7%	37.1%	85.5%	71.0%

  First quarter of 2010 compared to fourth quarter of 2009

        Noninterest expense totaled $50.6 million for the first quarter of 2010 compared to $45.2 million for the fourth quarter of 2009. The $5.4 million increase was caused mostly by a $5.7 million increase in OREO costs. The first quarter OREO expenses include carrying value write-downs of $10.5 million, holding costs of $1.1 million, and net realized gains on sales of $1.0 million. The write-downs include $8.3 million on non-covered OREO and $2.2 million on covered OREO. Such write-downs are due to lower OREO valuations based on either new appraisals or reduced listing prices as part of our ongoing marketing efforts. Compensation costs decreased $909,000 due to lower discretionary compensation accruals offset by higher restricted stock amortization expense. Insurance and assessments increased $448,000 due to higher deposit insurance premiums that went into effect at the beginning of 2010.

        Noninterest expense includes amortization of time-based and performance-based restricted stock, which is included in compensation, and intangible asset amortization. Amortization of restricted stock totaled $2.3 million for the fourth quarter of 2010 compared to $1.9 million for the fourth quarter of 2009. Amortization expense for restricted stock awards is estimated to be $8.4 million for 2010. Intangible asset amortization totaled $2.4 million for the first quarter of 2010 and is estimated to be $9.5 million for 2010. The 2010 estimates of both restricted stock award expense and intangible asset amortization are subject to change.

  First quarter of 2010 compared to first quarter of 2009

        Noninterest expense increased $11.6 million for first quarter of 2010 when compared to the same period of 2009. The increase in noninterest expense is due to higher OREO costs of $9.6 million, higher insurance costs of $676,000 and higher occupancy costs of $653,000. The higher OREO expenses are due to those costs mention above. The higher insurance costs relate entirely to higher FDIC deposit insurance premiums, including the cost to participate in the Temporary Liquidity Guarantee Program. Occupancy costs increased due to additional branches from the Affinity acquisition.

        Income Taxes.    The effective tax rate for the first quarter of 2010 was 42.1% compared to 44.3% for the fourth quarter of 2009. Recurring tax credits, non deductible expenses and the magnitude of pretax losses influence the effective rate; combined, these items increased the effective rate for the fourth quarter of 2009 compared to the first quarter of 2010. The Company's blended Federal and State statutory rate is 42.0%.

Balance Sheet Analysis

        Non-Covered Loans.    Gross non-covered loans total $3.3 billion at March 31, 2010. Our loan portfolio's value and credit quality is affected in large part by real estate trends in Southern California which have been negative for the last several quarters. The real estate construction category includes commercial real estate loans totaling $180.2 million and residential real estate construction loans totaling $104.1 million, of which $100.9 million is nonowner occupied. See also Balance Sheet Analysis—Credit Quality for further information on nonowner occupied residential construction loan exposure. The real estate mortgage loan category includes loans secured by commercial real estate totaling $1.9 billion and loans secured by residential real estate totaling $259.8 million.

        At March 31, 2010, the non-covered SBA loan portfolio totaled $135.3 million and was composed of $98.9 million in SBA 504 loans and $36.4 million in SBA 7(a) and Express loans. The SBA 504 loans are secured by first trust deeds on owner-occupied commercial real estate with loan-to-value ratios of generally 50% or less at the time of origination. SBA 7(a) loans are secured by borrowers' real estate and/or business assets and are covered by an SBA guarantee of up to 85% of the loan amount. The SBA 504 loans are included in the real estate mortgage category and the SBA 7(a) and Express loans are included in the commercial category.

        The following table presents the balance of each major category of non-covered loans at the dates indicated:

	At March 31, 2010		At December 31, 2009		At March 31, 2009
	Amount	% of total	Amount	% of total	Amount	% of total
	(Dollars in thousands)
Loan Category:
Domestic:
Commercial	$720,105	22%	$781,003	21%	$779,971	20%
Real estate, construction	284,274	9	440,286	12	583,709	15
Real estate, mortgage	2,197,295	67	2,423,712	65	2,482,790	63
Consumer	28,804	1	32,138	1	38,615	1
Foreign:
Commercial	26,736	1	34,524	1	44,955	1
Other, including real estate	1,675	— (a)	1,719	— (a)	2,126	— (a)

Gross loans	3,258,889	100%	3,713,382	100%	3,932,166	100%
Less: unearned income	(5,055)		(5,999)		(7,881)
Less: allowance for loan losses	(86,163)		(118,717)		(71,361)

Total net loans	$3,167,671		$3,588,666		$3,852,924

(a)
Amount is less than 1%.

        Non-covered loans, net of unearned income, decreased $454 million during the first quarter of 2010 due mostly to the classified loan sale. On February 23, 2010 we completed the sale of 61 non-covered adversely classified loans totaling $323.6 million, which included $107.6 million of nonaccrual loans, to an institutional buyer for $200.6 million in cash. The sale was on a servicing-released basis and without recourse to Pacific Western Bank. Declines in the non-covered portfolio continue as a result of weakened economic conditions which have caused higher levels of charge-offs, lower demand for new loans, and fewer acceptable lending opportunities.

        The following table presents our non-covered real estate mortgage loan portfolio:

	At March 31, 2010
Loan Category	Balance	Number of Loans	Average Loan Balance
	(Dollars in thousands)
Commercial real estate mortgage:
Owner-occupied	$278,189	385	$723
Retail	396,721	227	1,748
Office buildings	314,682	247	1,274
Industrial/warehouse	322,122	339	950
Hotels and other hospitality	176,295	53	3,326
Other	449,464	246	1,827

Total commercial real estate mortgage	1,937,473	1,497	1,294

Residential real estate mortgage:
Multi-family	73,416	81	906
Mixed use	89,794	26	3,454
Single family owner-occupied	73,539	382	193
Single family nonowner-occupied	23,073	97	238

Total residential real estate mortgage	259,822	586	443

Total real estate mortgage	$2,197,295	2,083	$1,055

        SBA 504 gross loans included in the commercial real estate mortgage loans table above are as follows: $34.4 million in owner-occupied; $548,000 in retail; $7.9 million in office buildings; $2.5 million in industrial/warehouse; $10.5 million in hospitality; and $43.1 million in other.

Covered Loans From The Affinity Acquisition

	March 31, 2010	December 31, 2009
	(In thousands)
Commercial and industrial	$8,987	$9,581
Healthcare related	52,854	57,263
Construction:
Commercial	20,546	24,418
Residential	79,644	84,565
Acquisition and development:
Residential acquisition and development	10,032	10,032
Multi-family acquisition and development	2,501	2,720
Commercial real estate	261,501	265,794
Multi-family	255,053	263,944
Residential, home equity credit lines and consumer	23,355	24,218

Total gross loans	714,473	742,535
Discount	(90,790)	(102,849)

Loans, net of discount	623,683	639,686
Less allowance for loan losses	32,014	18,000

Covered loans, net	$591,669	$621,686

        The above loans are subject to a loss sharing agreement with the FDIC under which we will be reimbursed for a substantial portion of any future losses on them. Under the terms of such loss sharing agreement, the FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $234 million of losses on covered assets and absorb 95% of losses on covered assets exceeding $234 million. The loss sharing arrangement for non-residential and residential loans is in effect for 5 years and 10 years, respectively, from the August 28, 2009 acquisition date and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date.

        Allowance for Credit Losses on Non-Covered Loans.    The allowance for credit losses on non-covered loans is the combination of the allowance for loan losses and the reserve for unfunded loan commitments. The allowance for credit losses on non-covered loans relates only to loans which are not subject the loss sharing agreement with the FDIC. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities. Generally, as loans are funded they are included in our reserve methodology for the allowance for loan losses and the amount of the commitment reserve applicable to such funded loans is relieved from the reserve for unfunded loan commitments. At March 31, 2009, the allowance for credit losses on non-covered loans totaled $91.4 million and was comprised of the allowance for loan losses of $86.2 million and the reserve for unfunded loan commitments of $5.2 million. The following discussion is for non-covered loans and the allowance for credit losses thereon. Refer to "Allowance for Credit Losses on Covered Loans" for the policy on covered loans.

        The provision for credit losses increased substantially from the amounts recognized in the fourth quarter of 2009. Such increase was due to the classified loan sale. The allowance for credit losses at March 31, 2010 decreased since year end due to the improved credit risk profile as the classified loan sale substantially reduced non-covered nonaccrual and adversely classified loans when compared to December 31, 2009.

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

        Impaired loans are identified at each reporting date based on certain criteria and individually reviewed for impairment. A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan agreement. We measure impairment of a loan based upon the fair value of the loan's collateral if the loan is collateral dependent or the present value of cash flows, discounted at the loan's effective interest rate, if the loan is not collateralized. The impairment amount on a collateral dependent loan is charged-off to the allowance and the impairment amount on a loan that is not collateral dependent is set up as a specific reserve. Increased charge-offs generally result in increased provisions for credit losses.

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

        We recognize the determination of the allowance for loan losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform sensitivity analyses to provide insight regarding the impact adverse changes in credit risk ratings may have on our allowance for loan losses. The sensitivity analyses has inherent limitations and is based on various assumptions as of a point in time and, accordingly, it is not necessarily representative of the impact loan risk rating changes may have on the allowance for loan losses. At March 31, 2010, in the event that 1 percent of our non-covered loans were downgraded one credit risk rating category for each category (e.g., 1% of the "pass" category moved to the "special mention" category, 1% of the "special mention" category moved to "substandard" category, and 1% of the "substandard" category moved to the "doubtful" category within our current allowance methodology), the allowance for loan losses would have increased by approximately $2.9 million. In the event that 5% of our non-covered loans were downgraded one credit risk category, the allowance for loan losses would increase by approximately $14.7 million. Given current processes employed by the Company, management believes the credit risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different conclusions that could be significant to the Company's financial statements. In addition, current credit risk ratings are subject to change as we continue to review loans within our portfolio and as our borrowers are impacted by economic trends within their market areas.

        Management believes that the allowance for loan losses is adequate and appropriate for the known and inherent risks in our non-covered loan portfolio. In making its evaluation, management considers certain quantitative and qualitative factors including the Company's historical loss experience, the volume and type of lending conducted by the Company, the results of our credit review process, the amounts of classified, criticized and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values, and other factors regarding collectability and impairment. To the extent we experience, for example, increased levels of documentation deficiencies, adverse changes in collateral values, or negative changes in economic and business conditions which adversely affect our borrowers, our classified loans may increase. Higher levels of classified loans generally result in higher allowances for loan losses.

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

        The following table presents the changes in our allowance for credit losses for the periods indicated:

	As of or for the
	Quarter Ended March 31, 2010	Quarter Ended December 31, 2009	Year Ended December 31, 2009	Quarter Ended March 31, 2009
	(Dollars in thousands)
Balance at beginning of period	$124,278	$120,586	$68,790	$68,790
Provision for credit losses	112,527	34,900	141,900	14,000
Net charge-offs	(145,426)	(31,208)	(86,412)	(6,158)

Balance at end of period	$91,379	$124,278	$124,278	$76,632

Allowance for credit losses to non-covered loans, net of unearned income	2.81%	3.35%	3.35%	1.95%

        The lower coverage ratio of 2.81% reflects the improved credit risk profile resulting from the classified loan sale, which substantially reduced non-covered nonaccrual and adversely classified loans when compared to December 31, 2009.

        The provisions for credit losses were based on our reserve methodology and considered, among other factors, net charge-offs, the level and trends of classified, criticized, and nonaccrual loans, general market conditions, the level and usage trends of unfunded commitments, and portfolio concentrations.

        The following table presents the changes in our allowance for loan losses for the periods indicated:

	As of or for the
	Quarter Ended March 31, 2010	Quarter Ended December 31, 2009	Year Ended December 31, 2009	Quarter Ended March 31, 2009
	(Dollars in thousands)
Balance at beginning of period	$118,717	$114,575	$63,519	$63,519
Loans charged off:
Commercial	(8,139)	(3,936)	(11,982)	(1,881)
Real estate—construction	(55,741)	(5,989)	(28,542)	(1,572)
Real estate—mortgage	(82,849)	(21,865)	(46,047)	(2,738)
Consumer	(58)	(48)	(1,180)	(216)
Foreign	—	—	(368)	(368)

Total loans charged off	(146,787)	(31,838)	(88,119)	(6,775)

Recoveries on loans charged off:
Commercial	488	126	548	303
Real estate—construction	681	453	461	—
Real estate—mortgage	180	37	503	190
Consumer	12	14	151	110
Foreign	—	—	44	14

Total recoveries on loans charged off	1,361	630	1,707	617

Net charge-offs	(145,426)	(31,208)	(86,412)	(6,158)
Provision for loan losses	112,872	35,350	141,610	14,000

Balance at end of period	$86,163	$118,717	$118,717	$71,361

Net charge-offs excluding charge-offs from classified loan sale	$(21,721)	$(31,208)	$(86,412)	$(6,158)

Ratios(a):
Allowance for loan losses to loans, net	2.65%	3.20%	3.20%	1.82%
Allowance for loan losses to nonaccrual loans	86.2%	49.4%	49.4%	51.5%
Annualized net charge-offs to average loans	16.81%	3.26%	2.22%	0.63%
Annualized net charge-offs excluding charge-offs from classified loan sale to average loans	2.51%	3.26%	2.22%	0.63%

(a)
Ratios apply only to non-covered loans.

        Net charge-offs on non-covered loans included $123 million related to the classified loan sale completed during the quarter and $22 million in other non-covered loan charge-offs; this compares to total net charge-offs of $31.2 million in the fourth quarter of 2009. These charge-off levels reflect the aggressive actions we are taking to promptly identify and resolve problem credits. The classified loan sale charge-offs by category are: $65 million in real estate mortgage; $54 million in real estate construction; and $4 million in commercial.

        The credit loss provision for the first quarter of 2010 of $112.5 million is applicable to non-covered loans only and was based on our reserve methodology and considered, among other factors, net charge-offs, the level and trends of classified, criticized, past due and nonaccrual loans, usage trends of unfunded loan commitments, general market conditions and portfolio concentrations.

        Based on information currently available, management believes that the allowance for loan losses is adequate and appropriate for the known and inherent risks in our loan portfolio. In making its evaluation, management considers certain quantitative and qualitative factors including the Company's historical loss experience, the volume and type of lending conducted by the Company, the results of our credit review process, the amounts of classified, criticized and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values, and other factors regarding collectability and impairment.

        The following table presents the changes in our reserve for unfunded loan commitments for the periods indicated:

	As of or for the
	Quarter Ended March 31, 2010	Quarter Ended December 31, 2009	Year Ended December 31, 2009	Quarter Ended March 31, 2009
	(Dollars in thousands)
Balance at beginning of period	$5,561	$6,011	$5,271	$5,271
Provision (reversal)	(345)	(450)	290	—

Balance at beginning of period	$5,216	$5,561	$5,561	$5,271

        The decrease in the reserve for unfunded commitments in the first quarter of 2010 reflects lower loan balances.

        Allowance for Credit Losses on Covered Loans.    The covered loans acquired in the Affinity transaction are subject to our internal and external credit review. If and when credit deterioration occurs subsequent to the August 28, 2009 acquisition date, a provision for credit losses for covered loans will be charged to earnings for the full amount without regard to the FDIC loss sharing agreement. The portion of the loss reimbursable from the FDIC is recorded in noninterest income and increases the FDIC loss sharing asset. During the first quarter of 2010 we recorded a provision for credit losses of $20.7 million on the covered loan portfolio; such provision represents credit deterioration based on decreases in expected cash flows on certain covered loans measured as of March 31, 2010 compared to previous estimates. We recorded $16.6 million in noninterest income to reflect the FDIC's share of this estimated loss.

        The covered loans acquired in the Affinity transaction are and will continue to be subject to our internal and external credit review. If and when credit deterioration occurs, a provision for credit losses for covered loans will be charged to earnings for the full amount without regard to the FDIC loss sharing agreement. Under the accounting guidance of ASC 310-30 for acquired loans, the allowance for loan losses on covered loans is measured at each financial reporting period, or measurement date, based on expected cash flows. Accordingly, decreases in expected cash flows on the acquired covered loans as of the measurement date compared to those initially estimated are recognized by recording a provision for credit losses on covered loans. The portion of the loss on covered loans reimbursable from the FDIC is recorded in noninterest income and increases the FDIC loss sharing asset.

        The following table presents the changes in our allowance for credit losses on covered loans at March 31, 2010:

(Dollars in thousands)
Balance as of January 1, 2010	$18,000
Provision	20,700
Charge-offs, net	(6,686)

Balance as of March 31, 2010	$32,014

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

        A summary of covered loans that would be considered nonaccrual except for the accounting requirements regarding purchased impaired loans and other real estate owned covered by the loss sharing agreement ("covered nonaccrual loans" and "covered OREO"; collectively, "covered nonperforming assets") at March 31, 2010 follows.

Covered Nonperforming Assets
March 31, 2010
(In thousands)
Covered nonaccrual loans	$157,325
Covered OREO	25,403

Total covered nonperforming assets	$182,728

        Loan Portfolio Risk Elements.    The negative trends throughout the Southern California economy have affected certain industries and collateral types more than others. Our real estate loan portfolio is predominantly commercial and as such does not expose us to higher risks generally associated with residential mortgage loans such as option ARM, interest-only or subprime mortgage loans. Our portfolio does include mortgage loans on commercial property. Commercial mortgage loan repayments typically do not rely on the sale of the underlying collateral and instead rely on the income producing potential of the collateral as the source of repayment. Ultimately, though, due to the loan amortization period being greater that the contractual loan term, the borrower may be required to refinance the loan, either with us or another lender, or sell the underlying collateral in order to payoff the loan.

        We have $179.5 million of commercial real estate mortgage loans maturing over the next 12 months. In the event we refinance any of these loans because the borrowers are unable to obtain financing elsewhere due to the inability of banks in our market area to make loans, such loans may be considered troubled debt restructurings even though they were performing throughout their terms. Higher levels of troubled debt restructurings may lead to increased classified assets and credit loss provisions.

        Credit Quality.    Our loan portfolio, including both non-covered and covered loans, continues to experience pressure from economic trends in Southern California. We expect that such pressures will continue for the remainder of 2010.

        The non-covered construction loan portfolio decreased $156.0 million during the first quarter of 2010 to $284.3 million at the end of March. Within our construction loan portfolio, we reduced our exposure to nonowner-occupied residential construction loans by $62.6 million during the first quarter of 2010, due mostly to the classified loan sale. There were four nonowner-occupied non-covered residential construction loans totaling approximately $25.5 million on nonaccrual status at March 31,

2010. The details of the non-covered nonowner-occupied residential construction loan portfolio as of the dates indicated follows:

	As of March 31, 2010			As of December 31, 2009
		Number of loans	Average loan balance
Loan Category	Balance			Balance
	(Dollars in thousands)
Residential land acquisition and development	$2,558	4	$640	$33,502
Residential nonowner-occupied single family	20,121	13	1,548	32,209
Unimproved residential land	57,640	29	1,988	58,949
Residential multi-family	20,576	5	4,115	38,825

	$100,895	51	$1,978	$163,485

        All non-covered nonaccrual and restructured loans are considered impaired and are evaluated individually for loss exposure. At March 31, 2010 we had $105.9 million of restructured loans of which $68.1 million were in compliance with the modified terms and on accrual status with the remainder on nonaccrual status.

        The types of non-covered loans included in the nonaccrual category and accruing loans past due between 30 and 89 days as of March 31, 2010 and December 31, 2009 are presented below.

	Nonaccrual loans(1)				Accruing and over 30 days past due(1)
	March 31, 2010		December 31, 2009
Loan category	As a % of loan category	Balance	As a % of loan category	Balance	March 31, 2010 Balance	December 31, 2009 Balance
	(Dollars in thousands)
SBA 504	18.7%	$18,462	20.1%	$22,849	$4,149	$1,603
SBA 7(a) and Express	20.9%	7,543	28.5%	12,026	1,000	1,487
Residential construction	6.8%	2,957	16.3%	17,018	—	—
Commercial real estate	1.6%	29,979	4.2%	88,483	4,630	1,109
Commercial construction	1.4%	2,125	11.9%	26,394	1,997	1,032
Commercial	1.3%	8,635	0.8%	6,052	1,800	2,592
Commercial land	0.0%	—	15.6%	9,113	—	—
Residential other	1.8%	1,725	16.3%	19,127	393	178
Residential land	54.4%	24,966	68.2%	37,104	—	—
Residential multi-family	0.6%	910	1.5%	1,281	—	—
Other, including foreign	4.6%	2,618	1.1%	720	187	492

	3.1%	$99,920	6.5%	$240,167	$14,156	$8,493

(1)
Excludes covered loans acquired from the Affinity acquisition.

        Nonaccrual loans declined $140.2 million during the first quarter. Approximately $107.6 million of the decrease was due to the classified loans sale. The remaining net decrease of $32.6 million is composed of (a) additions of $18.1 million, (b) reductions, payoffs and returns to accrual status of $25.8 million, (c) foreclosures of $16.1 million, and (d) charge-offs of $8.8 million. The additions to nonaccrual loans include $5.0 million in SBA 504 loans, a $3.8 million real estate commercial loan secured by a hotel, $4.2 million in secured commercial loans and $2.0 million in other loans. Reductions include an $11.6 million paydown on a residential loan secured by an 85 lot in-fill development south of Los Angeles and pay-downs of $3.3 million on commercial real estate and construction loans. The reduction in nonaccrual loans due to foreclosures was mostly due to a

$14.7 million loan secured by a golf course and luxury residences and land in Palm Desert; the golf course was sold during the quarter.

        The most significant loans which have remained on nonaccrual status during the first quarter include a loan collateralized by land in Ventura, California totaling $22.0 million, two loans totaling $17.0 million secured by shopping malls and two loans totaling $4.7 million secured by hotels. The hospitality industry is being adversely impacted by the economic downturn. The continued reductions in recreational and business travel have caused declines in occupancy and average daily room rates. At March 31, 2010, we have $176.3 million of hotel and other hospitality related commercial real estate loans.

        Included in the non-covered nonaccrual loans at the end of March are $26.0 million of SBA related loans representing 26% of total non-covered nonaccrual loans at that date. The SBA 504 loans are secured by first trust deeds on owner-occupied business real estate with loan-to-value ratios of generally 50% or less at the time of origination. SBA 7(a) loans are secured by borrowers' real estate and/or business assets and are covered by an SBA guarantee of up to 85% of the loan amount. The SBA guaranteed portion on the 7(a) and Express loans shown above is $6.2 million. At March 31, 2010, the SBA loan portfolio totaled $135.3 million and was composed of $98.9 million in SBA 504 loans and $36.4 million in SBA 7(a) and Express loans.

        Non-covered nonperforming assets include non-covered nonaccrual loans and non-covered OREO and totaled $129.6 million at the end of March compared to $283.4 million at December 31, 2009. The ratio of non-covered nonperforming assets to non-covered loans and non-covered OREO decreased to 3.95% at March 31, 2010 from 7.56% at December 31, 2009. The decrease is due to non-covered nonaccrual loans sold in the classified loan sale.

        The activity in non-covered OREO during the first quarter of 2010 included 12 sales for $21.6 million, write-downs of $8.3 million and four additions of $16.3 million. The write-downs were based on new appraisals or negotiated sales prices with buyers. The following table presents the components of OREO by property type as of the dates indicated:

	Balance as of
Property Type	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Improved residential land	$5,189	$7,514
Commercial real estate	21,158	28,478
Single family residence	3,296	7,263

Total	$29,643	$43,255

        The following table presents historical credit quality information for non-covered loans as of the dates indicated:

	As of or for the
	Quarter Ended March 31, 2010	Year Ended December 31, 2009	Quarter Ended March 31, 2009
	(Dollars in thousands)
ALLOWANCE FOR CREDIT LOSSES(1):
Allowance for loan losses	$86,163	$118,717	$71,361
Reserve for unfunded loan commitments	5,216	5,561	5,271

Allowance for credit losses	$91,379	$124,278	$76,632

NONPERFORMING ASSETS(2):
Nonaccrual loans	$99,920	$240,167	$138,497
Other real estate owned	29,643	43,255	47,673

Total nonperforming assets	$129,563	$283,422	$186,170

Restructured performing loans	$68,127	$181,454	$35,300

Allowance for credit losses to loans, net of unearned income	2.81%	3.35%	1.95%
Allowance for credit losses to nonaccrual loans	91.5%	51.7%	55.3%
Allowance for credit losses to nonperforming assets	70.5%	43.8%	41.2%

(1)
Applies only to non-covered loans.

(2)
Excludes covered nonperforming assets acquired in the Affinity acquisition.

        Deposits.    The following table presents the balance of each major category of deposits at the dates indicated:

	At March 31, 2010		At December 31, 2009		At March 31, 2009
	Amount	% of total	Amount	% of total	Amount	% of total
	(Dollars in thousands)
Noninterest-bearing	$1,388,646	33%	$1,302,974	32%	$1,223,884	36%
Interest-bearing:
Interest checking	436,570	11	439,694	11	359,551	11
Money market accounts	1,171,565	28	1,171,386	28	890,558	26
Savings	112,720	3	108,569	3	116,550	3
Time deposits under $100,000	468,356	11	505,130	12	400,084	12
Time deposits over $100,000	576,380	14	566,816	14	410,189	12

Total interest-bearing	2,765,591	67	2,791,595	68	2,176,932	64

Total deposits	$4,154,237	100%	$4,094,569	100%	$3,400,816	100%

        Total deposits increased $59.7 million during the first quarter. Core deposits, which include noninterest-bearing demand, interest checking, savings and money market deposits, increased $87 million and totaled $3.1 billion at March 31, 2010. Brokered and acquired money desk deposits totaled $108.3 million at March 31, 2010, relatively unchanged from year-end. Noninterest-bearing demand deposits totaled $1.4 billion and represented 33% of total deposits at March 31, 2010. Deposits by foreign customers, primarily located in Mexico and Canada, totaled $137.2 million, or approximately 3.3% of total deposits at March 31, 2010.

Regulatory Matters

        Capital.    Actual capital amounts and ratios for the Company and the Bank as of March 31, 2010 are presented in the following table. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. As a result, the Company's and the Bank's regulatory capital was reduced by $35.5 million and $22.2 million, respectively, at March 31, 2010. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future.

	Minimum Regulatory Requirements	Actual
	Well Capitalized	Pacific Western	Company Consolidated
Tier 1 leverage capital ratio	5.00%	9.97%	10.47%
Tier 1 risk-based capital ratio	6.00%	13.70%	14.33%
Total risk-based capital	10.00%	14.98%	15.60%
Tangible common equity ratio	N/A	10.25%	8.58%

        Subordinated Debentures.    The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities, which totaled $123.0 million at March 31, 2010. Our trust preferred securities are currently included in our Tier I capital for purposes of determining the Company's Tier I and total risk-based capital ratios. The FRB, which is the holding company's banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Although this modification was scheduled to be effective on March 31, 2009, the Federal Reserve postponed the effective date to March 31, 2011. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity, less goodwill net of any related deferred income tax liability. The regulations currently in effect through December 31, 2010 limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at March 31, 2010. We expect that our Tier I capital ratios will be at or above the existing well capitalized levels on March 31, 2011, the second date on which the modified capital regulations must be applied.

        Dividends on Common Stock and Interest on Subordinated Debentures.    Notification to the FRB is required prior to our declaring and paying a cash dividend to our stockholders during any period in which our quarterly net earnings are insufficient to fund the dividend amount. Interest payments made by the Company on subordinated debentures are considered dividend payments by the Federal Reserve Bank. As such, notification to the Federal Reserve Bank is required prior to our intent to pay such interest during any period in which our quarterly net earnings are not sufficient to fund the interest due. Should the FRB object to payment of interest on the subordinated debentures we would not be able to make the payments until approval is received or we no longer need to provide notice under applicable regulations.

SHELF REGISTRATION STATEMENT AND SALES OF COMMON STOCK

        On December 22, 2009, PacWest Bancorp filed a registration statement with the SEC to offer to sell, from time to time, shares of common stock, preferred stock, and other equity linked securities for an aggregate initial offering price of up to $350.0 million. The registration statement was declared effective on January 8, 2010. Proceeds from the offering are anticipated to be used to fund future acquisitions of banks and financial institutions and for general corporate purposes.

        On March 1, 2010 holders of 1,348,040 warrants to acquire PacWest Bancorp common stock exercised such warrants for net proceeds of $26.6 million. The warrants, which had a strike price of $20.20 per share, represented 99% of the 1,361,656 six-month warrants issued in August 2009. An additional 1,361,657 million warrants issued in August 2009 with a strike price of $20.20 remain outstanding, of which 1,348,040 expire on August 27, 2010 and 13,617 expire on August 30, 2010.

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

        Historically, the Bank's primary liquidity source has been its core deposit base. Over the last several years the Bank's use of collateralized FHLB advances has increased as one of its sources of affordable and immediately available liquidity. The level of such wholesale funding is monitored based on the Bank's liquidity requirements, and we maintain what we believe to be an acceptable level of this collateralized borrowing capacity. The Bank's secured borrowing capacity with the FHLB was $1.2 billion, of which $831.0 million was available as of March 31, 2010. The Bank also maintains a security repurchase line with the FHLB to provide an additional $33.5 million in secured borrowing capacity, against which there were no borrowings as of March 31, 2010. In addition to the secured borrowing relationship with the FHLB, and to meet short term liquidity needs, the Bank maintains adequate balances in liquid assets, which include cash and due from banks, Federal Funds sold, interest-bearing deposits in other financial institutions, and unpledged investment securities available-for-sale. The Bank also maintains a secured line of credit with the FRB which had a borrowing capacity of $366.0 million and no amount outstanding at March 31, 2010. In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit, subject to availability, of $117.0 million with correspondent banks for purchase of overnight funds.

        Although we have experienced positive deposit flows for the two quarters, the ongoing disruption in the financial credit and liquidity markets has had the effect of decreasing overall liquidity in the marketplace. In order to manage deposit and other funds flows, we use large denomination time deposits in addition to FHLB advances. At March 31, 2010, the Bank had $105.9 million of these large denomination time deposits, the availability of which is uncertain and subject to competitive market forces. In addition, we have $62.8 million of customer deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our participating customers' deposits.

        To meet short-term liquidity needs, the Bank maintains what we believe are adequate balances in cash, interest-bearing deposits in other financial institutions and investment securities with a maturity or duration of five years or less. Our on balance sheet liquidity ratio, calculated as liquid assets (cash, interest-bearing deposits in financial institutions and unpledged investment securities available-for-sale) as a percent of total deposits, was 19.3% as of March 31, 2010 and 11.2% at December 31, 2009. We built-up the Bank's on balance sheet liquidity in order to have more flexibility during this current economic cycle. Subsequent to March 31, 2010, we used our balance sheet liquidity to repay $125 million of FHLB advances. Had we repaid these advances on March 31, 2010, our on balance sheet liquidity ratio would have been 16.3%.

        The primary sources of liquidity for the Company, on a stand-alone basis, include dividends from the Bank and our ability to raise capital, issue subordinated debt and secure outside borrowings. The ability of the Company to obtain funds for the payment of dividends to our stockholders and for other cash requirements is largely dependent upon the Bank's earnings. Pacific Western is subject to restrictions under certain federal and state laws and regulations which limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends. Dividends paid by state banks, such as Pacific Western, are regulated by the DFI under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During 2010, PacWest received no dividends from the Bank. For the foreseeable future, any dividends from the Bank to the Company require DFI approval.

        At March 31, 2010, the Company had, on a stand-alone basis, approximately $34.9 million in cash on deposit at the Bank. Management believes this amount of cash is sufficient to fund the Company's 2010 cash flow needs.

        Contractual Obligations.    The known contractual obligations of the Company at March 31, 2010, are as follows:

	At March 31, 2010 and Due
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total Total
	(Dollars in thousands)
Short-term debt obligations	$45,000	$—	$—	$—	$45,000
Time deposits	824,090	218,434	2,212	—	1,044,736
Long-term debt obligations	—	70,000	60,000	361,300	491,300
Operating lease obligations	15,683	26,690	19,179	18,931	80,483
Other contractual obligations	3,811	1,817	—	—	5,628

Total	$888,584	$316,941	$81,391	$380,231	$1,667,147

        Time deposits include brokered deposits of $168.7 million at March 31, 2010. Such amount includes (a) $62.8 million of customer deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits, (b) $104.4 million of Pacific Western Bank wholesale CDs, and (c) $1.5 million of brokered deposits acquired in the Security Pacific Bank (SPB) deposit acquisition.

        Long term debt obligations include $275.0 million of callable FHLB advances which may be called by the FHLB on various call dates. While the FHLB may call the advances to be repaid for any reason, they are likely to be called if market interest rates are higher than the advances' stated rates on the call dates. If the advances are called by the FHLB, there is no prepayment penalty. Should our FHLB advances be called, we would evaluate the funding opportunities available at that time, including new secured FHLB borrowings at the prevailing market rates. As borrowing rates are currently lower than our contract rates, we do not expect our secured FHLB borrowings to be called. Debt obligations are also discussed in Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements contained in "Item 1. Unaudited Consolidated Financial Statements." Operating lease obligations are discussed in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. The other contractual obligations relate to the minimum liability associated with our data and item processing contract with a third-party provider.

        We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity, and continued deposit gathering activities. We believe we have in place sufficient borrowing mechanisms for short-term liquidity needs.

Off-Balance Sheet Arrangements

        Our obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded. At March 31, 2010, our loan-related commitments, including standby letters of credit, totaled $762.7 million. The commitments which result in a funded loan increase our profitability through net interest income. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources have been and are expected to be sufficient to meet the cash requirements of our lending activities.

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

        Market risk sensitive instruments are generally defined as derivatives and other financial instruments, which include investment securities, loans, deposits, and borrowings. At March 31, 2010 we had not used any derivatives to alter our interest rate risk profile or for any other reason. However, both the repricing characteristics of our fixed rate loans and floating rate loans, the significant percentage of noninterest-bearing deposits compared to interest-earning assets, and the callable features in certain borrowings, may influence our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, interest-bearing deposits in financial institutions, Federal Home Loan Bank stock, investment securities, deposits, borrowings and subordinated debentures.

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

        We evaluated the results of our net interest income simulation and market value of equity models prepared as of March 31, 2010, the results of which are presented below. Our net interest income simulation indicates that our balance sheet is liability sensitive as rising interest rates would result in a decline in our net interest margin. This profile is primarily a result of the increased origination of fixed rate loans and variable rate loans with initial fixed rate terms, which is driven by customer demand for fixed rate products in this low interest rate environment. Our market value of equity model indicates an asset sensitive profile suggesting a sudden sustained increase in rates would result in an increase in our estimated market value of equity. This profile is a result of the assumed floors in the Company's offering rates, which are not expected to increase to the extent of the movement of market interest rates, and the significant value placed on the Company's noninterest-bearing deposits for purposes of this analysis. The divergent profile between the net interest income simulation and market value of equity model is a result of the Company's significant level of noninterest-bearing deposits. Static balances of noninterest bearing deposits do not impact the net interest income simulation. However, the value of these deposits increase substantially in the market value of equity model when market rates are assumed to rise. In general, we view the net interest income model results as more relevant to the Company's current operating profile and manage our balance sheet based on this information.

        Net interest income simulation.    We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of March 31, 2010. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet. This analysis calculates the difference between net interest income forecasted using both increasing and declining interest rate scenarios and net interest income forecasted using a base market interest rate derived from the U.S. Treasury yield curve at March 31, 2010. In order to arrive at the base case, we extend our balance sheet at March 31, 2010 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products' pricing as of March 31, 2010. Based on such repricings, we calculate an estimated net interest income and net interest margin.

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

        The simulation analysis does not account for all factors that impact this analysis, including changes by management to mitigate the impact of interest rate changes or the impact a change in interest rates may have on our credit risk profile, loan prepayment estimates and spread relationships which can change regularly. In addition, the simulation analysis does not make any assumptions regarding loan fee income, which is a component of our net interest income and tends to increase our net interest. In 2010 loan fee income increased our net interest margin by 11 basis points. Management reviews the model assumptions for reasonableness on a quarterly basis.

        The following table presents as of March 31, 2010, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points.

Interest rate scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$225,384	(2.21)%	4.68%	(0.11)%
Up 200 basis points	$221,786	(3.77)%	4.61%	(0.18)%
Up 100 basis points	$221,250	(4.00)%	4.60%	(0.19)%
BASE CASE	$230,475		4.79%	—
Down 100 basis points	$226,061	(1.92)%	4.70%	(0.09)%
Down 200 basis points	$225,385	(2.21)%	4.68%	(0.11)%
Down 300 basis points	$222,120	(3.63)%	4.62%	(0.17)%

        The net interest income simulation model prepared as of March 31, 2010 suggests our balance sheet is liability sensitive. Liability sensitivity indicates that in a rising interest rate environment, our net interest margin would decrease. Due to the historically low market interest rates as of March 31, 2010 the "down" scenarios are not considered meaningful and excluded from the following discussion. This liability sensitive profile is due to the assumed repricing characteristics of our loans, deposits and borrowings. The Federal Reserve lowered the Federal Funds benchmark rate by 175 basis points during the fourth quarter of 2008 and we reduced our base lending rate 100 basis points. While not lowering our base lending rate may prevent further compression of our net interest margin given the current low interest rate environment, our loans will act like fixed rate instruments until market rates catch up to our loan offering rates. This would have the effect of compressing our net interest margin as approximately $450.0 million of our loans have interest rates that are tied to our base lending rate and would otherwise be subject to immediate repricing. Accordingly, in the event of a sudden sustained increase in rates we assume the cost of our liabilities would begin to increase immediately while our loans are assumed to reprice upward only after market rates exceed our interest rate floors. In addition $1.5 billion of our loans have both floating rates and floors and $1.3 billion of such loans are at their floors. The rates on loans already at their floors would not increase to the same extent as movements in their underlying index rate.

        In comparing the March 31, 2010, simulation results to December 31, 2009, we have become less liability sensitive. The decline in our liability sensitivity is due mostly to a $314.1 million increase in interest-bearing deposits in financial institutions which would experience an immediate increase in yield following a sudden and sustained increase in market rates thereby lowering our liability sensitivity.

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

2010. The following table shows the projected change in the market value of equity for the set of rate shocks presented as of March 31, 2010:

Interest rate scenario	Estimated Market Value	Percentage Change From Base	Percentage of total assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$620,932	1.93%	11.9%	130.8%
Up 200 basis points	$647,395	6.28%	12.4%	136.3%
Up 100 basis points	$644,389	5.78%	12.4%	135.7%
BASE CASE	$609,157	—	11.7%	128.3%
Down 100 basis points	$566,124	(7.06)%	10.9%	119.2%
Down 200 basis points	$511,728	(15.99)%	9.8%	107.8%
Down 300 basis points	$468,376	(23.11)%	9.0%	98.6%

        The results of our market value of equity model indicate an asset sensitive interest rate risk profile at March 31, 2010 demonstrated by the increase in the market value of equity in the "up" interest rate scenarios compared to the "base case". Given the historically low market interest rates as of March 31, 2010, the "down" scenarios at March 31, 2010 are not considered meaningful and excluded from the following discussion.

        Our asset sensitive position as of March 31, 2010 is due primarily to the composition of our loan portfolio which is not projected to decline in value in a rising rate environment. In this type of analysis, a higher discount rate applied to a loan portfolio will result in a lower loan value. The discount rate used to value our loan portfolio is derived from the expected offering rate for each loan type with a similar term and credit risk profile. In a rising rate environment management does not expect to increase our offering rates to the same extent as market rates and in turn our loans are not projected to lose significant value. Conversely, the discount rates for our liabilities are expected to increase to the same extent as increases in market rates. Therefore our liabilities are expected increase in value as rates rise thereby increasing the estimated market value of equity in the rising rate scenario.

        In comparing the March 31, 2010 simulation results to December 31, 2009, our base case estimated market value of equity has increased while our overall profile remains relatively unchanged. The increase in base case estimated market value of equity is a result of a steeper US Treasury yield curve, as compared to December 31, 2010, thereby increasing the estimated value of our core deposits for purposes of this analysis.

        Gap analysis.    As part of the interest rate management process, we use a gap analysis. A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest-sensitive assets and interest-bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match the volume of interest sensitive assets and interest bearing liabilities repricing over different time intervals. The following table illustrates the volume and repricing characteristics of our balance sheet at March 31, 2010 over the indicated time intervals:

Interest Rate Sensitivity
At March 31, 2010
Amounts Maturing or Repricing In

	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Non Interest Rate Sensitive	Total
	(Dollars in thousands)
ASSETS
Cash and deposits in financial institutions	$431,096	$—	$115	$—	$87,510	$518,721
Investment securities	12,527	2,015	14,865	460,263	—	489,670
Loans, net of unearned income	1,552,020	301,114	1,007,926	1,016,457	—	3,877,517
Other assets	—	—	—	—	317,309	317,309

Total assets	$1,995,643	$303,129	$1,022,906	$1,476,720	$404,819	$5,203,217

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$—	$—	$—	$—	$1,388,646	$1,388,646
Interest-bearing demand, money market and savings	1,720,855	—	—	—	—	1,720,855
Time deposits	349,154	474,936	220,646	—	—	1,044,736
Borrowings	—	45,000	130,000	225,000	6,550	406,550
Subordinated debentures	87,631	20,619	—	18,558	2,942	129,750
Other liabilities	—	—	—	—	37,836	37,836
Stockholders' equity	—	—	—	—	474,844	474,844

Total liabilities and stockholders' equity	$2,157,640	$540,555	$350,646	$243,558	$1,910,818	$5,203,217

Period gap	$(161,997)	$(237,426)	$672,260	$1,233,162	$(1,505,999)
Cumulative interest-earning assets	$1,995,643	$2,298,772	$3,321,678	$4,798,398
Cumulative interest-bearing liabilities	$2,157,640	$2,698,195	$3,048,841	$3,292,399
Cumulative gap	$(161,997)	$(399,423)	$272,837	$1,505,999
Cumulative interest-earning assets to cumulative interest-bearing liabilities	92.5%	85.2%	108.9%	145.7%
Cumulative gap as a percent of:
Total assets	(3.1)%	(7.7)%	5.2%	28.9%
Interest earning assets	(3.7)%	(9.1)%	6.2%	34.5%

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

        The preceding table indicates that we had a negative one year cumulative gap of $399.4 million at March 31, 2010, a decrease of $323.4 million from the negative gap position of $722.8 million at December 31, 2009. The decrease in the negative gap is primarily attributable to the decreases in both time deposits and borrowings acquired as a result of the Affinity acquisition and the increase in interest bearing deposit balances from the classified loan sale. This gap position suggests that we are liability sensitive and if rates were to increase, our net interest margin would most likely decrease. Conversely, if rates were to decrease, our net interest margin would most likely increase. The ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year at March 31, 2010, is 85.2%. This one year gap position indicates that interest expense is likely to be affected to a greater extent than interest income for any changes in interest rates within one year from March 31, 2010.

        Borrowings includes six long term advances totaling $335.0 million with maturity dates of 2013 or later which contain quarterly call options and may be called by the FHLB on various call dates as detailed in Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements contained in "Item 1. Unaudited Condensed Consolidated Financial Statements." While the FHLB may call the advances to be repaid for any reason, they are likely to be called if market interest rates are higher than the advances' stated rates on the call dates. If the advances are called by the FHLB, there is no prepayment penalty. Should our FHLB advances be called, we would evaluate the funding opportunities available at that time, including new secured borrowings from the FHLB at the then market rates. As borrowing rates are currently lower than our contract rates, we do not expect our secured FHLB borrowings to be called. We may repay the advances with a prepayment penalty at any time and did so in April 2010 for three of the advances totaling $60.0 million.

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

ITEM 3.    Quantitative and Qualitative Disclosure about Market Risk

        Please see the section above titled "Asset/Liability Management and Interest Rate Sensitivity" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" which provides an update to our quantitative and qualitative disclosure about market risk. This analysis should be read in conjunction with text under the caption "Quantitative and Qualitative Disclosure About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2009, which text is incorporated herein by reference. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 regarding such forward-looking information.

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

ITEM 1A.    Risk Factors

        There have been no material changes with respect to the risk factors described in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which Item 1A. is incorporated herein by reference.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Repurchases of Common Stock

        The following table presents stock purchases made during the first quarter of 2010:

	Total Shares Purchased(a)	Average Price Per Share
January 1 - January 31, 2010	—	$—
February 1 - February 28, 2010	22,145	19.71
March 1 - March 31, 2010	—	—

Total	22,145	$19.71

(a)
Shares repurchased in satisfaction of financial obligations incurred through the vesting of the Company's restricted stock.

ITEM 5.   Other Information

        On April 30, 2010, PacWest Bancorp (the "Company") renewed its services agreement with Castle Creek Financial LLC ("Castle Creek"). John M. Eggemeyer, Chairman of the Company, is also Chief Executive Officer of Castle Creek.

        Pursuant to the terms of the services agreement, the Company and Castle Creek have entered into an exclusive arrangement whereby the Company has agreed to use Castle Creek as its financial advisor for various types of transactions, if it chooses to use a financial advisor, and Castle Creek agrees to provide advisory services to the Company in the Company's market area, including but not limited to the sourcing and evaluation of potential acquisition opportunities, and exclusive presentation of such opportunities to the Company. The term of the services may be cancelled by either party upon thirty days notice. The services agreement provides for the payment of the following fees upon the consummation of certain transactions: (a) 1.0% of the aggregate consideration paid in the event the Company is sold; and (b) in the event of an acquisition of another financial institution by the Company: 1.0% of the aggregate value of the transaction if the aggregate value is $20 million or less; and if the aggregate value is over $20 million, $200,000 plus 0.65% of the amount of the transaction in excess of $20 million. Castle Creek is also entitled to reimbursement of its reasonable expenses incurred on behalf of the Company. The material terms of the agreement are unchanged from the previous agreement which expired in March 2010.

        The foregoing description of the services agreement is qualified in its entirety by reference to the services agreement. A copy of the executed services agreement is filed as Exhibit 10.1 hereto and incorporated herein by reference.

ITEM 6.    Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended, of PacWest Bancorp, a Delaware corporation (Exhibit 3.1 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
3.2	Bylaws of PacWest Bancorp, a Delaware corporation, dated April 22, 2008 (Exhibit 3.2 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
10.1	Services Agreement, dated as of April 30, 2010, between PacWest Bancorp and Castle Creek Financial LLC.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACWEST BANCORP
Date: May 5, 2010	/s/ VICTOR R. SANTORO Victor R. Santoro Executive Vice President and Chief Financial Officer