Form 10-Q
period 2010-06-30
PACWEST BANCORP
filed 2010-08-06
CIK 1102112

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
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

        As of August 3, 2010 there were 35,334,617 shares of the registrant's common stock outstanding, excluding 1,372,870 shares of unvested restricted stock.

PACWEST BANCORP AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements (Unaudited)

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Par Value Data)

(Unaudited)

	June 30, 2010	December 31, 2009
Assets:
Cash and due from banks	$97,029	$93,915
Due from banks—interest bearing	316,357	117,133

Total cash and cash equivalents	413,386	211,048

Non-covered securities available-for-sale (amortized cost of $595,455 at June 30, 2010 and $370,913 at December 31, 2009)	609,656	371,575
Covered securities available-for-sale (amortized cost of $50,247 at June 30, 2010 and $52,967 at December 31, 2009)	50,771	52,125

Total securities available-for sale, at estimated fair value	660,427	423,700
Federal Home Loan Bank stock, at cost	48,555	50,429

Total investments	708,982	474,129

Non-covered loans, net of unearned income	3,185,025	3,707,383
Allowance for loan losses	(88,463)	(118,717)

Total non-covered loans, net	3,096,562	3,588,666
Covered loans, net	552,912	621,686

Total loans	3,649,474	4,210,352

Non-covered other real estate owned, net	24,523	43,255
Covered other real estate owned, net	27,787	27,688

Total other real estate owned	52,310	70,943

Premises and equipment, net	21,677	22,546
Accrued interest receivable	15,535	18,205
Core deposit and customer relationship intangibles	28,448	33,296
Cash surrender value of life insurance	65,382	66,149
FDIC loss sharing asset	66,068	112,817
Other assets	132,420	104,594

Total assets	$5,153,682	$5,324,079

Liabilities and Stockholders' Equity:
Deposits:
Noninterest-bearing	$1,395,510	$1,302,974
Interest-bearing	2,826,429	2,791,595

Total deposits	4,221,939	4,094,569
Borrowings	275,000	542,763
Subordinated debentures	129,701	129,798
Accrued interest payable and other liabilities	40,457	50,176

Total liabilities	4,667,097	4,817,306

Stockholders' equity:
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value; authorized 75,000,000 shares at June 30, 2010 and 50,000,000 shares at December 31, 2009; 36,854,817 shares issued at June 30, 2010 and 35,128,452 shares issued at December 31, 2009 (includes 1,398,173 and 1,095,417 shares of unvested restricted stock, respectively)	369	351
Capital surplus	1,083,079	1,053,584
Accumulated deficit	(602,854)	(545,026)
Less treasury stock, at cost: 139,076 shares at June 30, 2010 and 113,130 shares at December 31, 2009	(2,550)	(2,032)
Accumulated other comprehensive income (loss)—unrealized gain (loss) on securities available-for-sale, net	8,541	(104)

Total stockholders' equity	486,585	506,773

Total liabilities and stockholders' equity	$5,153,682	$5,324,079

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended			Six Months Ended June 30,
	June 30, 2010	March 31, 2010	June 30, 2009
				2010	2009
Interest income:
Loans	$62,314	$63,745	$61,663	$126,059	$123,510
Investment securities	5,702	5,121	1,641	10,823	3,187
Deposits in financial institutions	245	129	37	374	98

Total interest income	68,261	68,995	63,341	137,256	126,795

Interest expense:
Deposits	6,945	6,889	7,367	13,834	16,687
Borrowings	2,216	2,668	3,626	4,884	7,208
Subordinated debentures	1,483	1,415	1,639	2,898	3,418

Total interest expense	10,644	10,972	12,632	21,616	27,313

Net interest income	57,617	58,023	50,709	115,640	99,482

Provision for credit losses:
Non-covered loans	14,100	112,527	18,000	126,627	32,000
Covered loans	8,850	20,700	—	29,550	—

Total provision for credit losses	22,950	133,227	18,000	156,177	32,000

Net interest income (loss) after provision for credit losses	34,667	(75,204)	32,709	(40,537)	67,482

Noninterest income:
Service charges on deposit accounts	2,666	2,729	3,009	5,395	6,158
Other commissions and fees	1,845	1,790	1,746	3,635	3,431
Increase in cash surrender value of life insurance	369	398	394	767	833
FDIC loss sharing income, net	7,029	16,172	—	23,201	—
Other income	173	180	224	353	1,032

Total noninterest income	12,082	21,269	5,373	33,351	11,454

Noninterest expense:
Compensation	21,068	19,411	18,394	40,479	37,725
Occupancy	6,576	6,958	6,462	13,534	12,848
Data processing	1,892	1,969	1,677	3,861	3,305
Other professional services	2,042	1,998	1,486	4,040	3,010
Business development	655	667	625	1,322	1,350
Communications	795	804	688	1,599	1,381
Insurance and assessments	2,611	2,274	3,871	4,885	5,469
Other real estate owned, net	536	10,610	9,231	11,146	10,228
Intangible asset amortization	2,424	2,424	2,367	4,848	4,614
Reorganization and lease charges	—	—	—	—	1,215
Other expense	4,174	3,455	3,130	7,629	5,755

Total noninterest expense	42,773	50,570	47,931	93,343	86,900

Earnings (loss) before income taxes	3,976	(104,505)	(9,849)	(100,529)	(7,964)
Income tax (expense) benefit	(1,271)	43,972	4,109	42,701	3,669

Net earnings (loss)	$2,705	$(60,533)	$(5,740)	$(57,828)	$(4,295)

Earnings (loss) per share:
Basic	$0.07	$(1.76)	$(0.18)	$(1.66)	$(0.15)
Diluted	$0.07	$(1.76)	$(0.18)	$(1.66)	$(0.15)
Dividends declared per share	$0.01	$0.01	$0.01	$0.02	$0.33

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended			Six Months Ended June 30,
	June 30, 2010	March 31, 2010	June 30, 2009
				2010	2009
Net earnings (loss)	$2,705	$(60,533)	$(5,740)	$(57,828)	$(4,295)
Other comprehensive income (loss), net of related income taxes:
Unrealized holding gains (losses) on securities available-for-sale arising during the period	7,420	1,225	(369)	8,645	253

Comprehensive income (loss)	$10,125	$(59,308)	$(6,109)	$(49,183)	$(4,042)

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in Thousands, Except Share Data)

(Unaudited)

	Common Stock
						Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Capital Surplus	Accumulated Deficit	Treasury Stock		Total
Balance as of January 1, 2010	35,015,322	$351	$1,053,584	$(545,026)	$(2,032)	$(104)	$506,773
Net loss	—	—	—	(57,828)	—	—	(57,828)
Issuance of common stock	1,348,040	14	26,573	—	—	—	26,587
Tax effect from vesting of restricted stock	—	—	(772)	—	—	—	(772)
Restricted stock awarded and earned stock compensation, net of shares forfeited	378,325	4	4,417	—	—	—	4,421
Restricted stock surrendered	(25,946)	—	—	—	(518)	—	(518)
Cash dividends paid ($0.02 per share)	—	—	(723)	—	—	—	(723)
Other comprehensive income—increase in net unrealized gain on securities available-for-sale, net of tax effect of $6.3 million	—	—	—	—	—	8,645	8,645

Balance as of June 30, 2010	36,715,741	$369	$1,083,079	$(602,854)	$(2,550)	$8,541	$486,585

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(57,828)	$(4,295)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Accretion) depreciation and amortization	(268)	7,327
Provision for credit losses	156,177	32,000
(Gain) loss on sale of other real estate owned	(2,081)	1,505
Other real estate owned valuation adjustment	11,675	7,532
(Gain) loss on sale of premises and equipment	(11)	12
Restricted stock amortization	4,421	4,092
Tax effect included in stockholders' equity of restricted stock vesting	772	467
Decrease in accrued and deferred income taxes, net	(42,753)	(15,319)
Net decrease in FDIC loss sharing asset	46,749	—
Decrease in other assets	16,947	8,913
Decrease in accrued interest payable and other liabilities	(10,592)	(18,731)

Net cash provided by operating activities	123,208	23,503

Cash flows from investing activities:
Cash paid to FDIC in settlement of Security Pacific Bank deposit acquisition	—	(109)
Net decrease in net loans outstanding	163,279	25,948
Proceeds from sale of loans	202,289	—
Securities available-for-sale:
Maturities	82,161	34,620
Purchases	(304,249)	(77,945)
Net redemptions of FHLB stock	1,874	—
Proceeds from sale of other real estate owned	44,128	16,359
Capitalized costs to complete other real estate owned	(545)	(293)
Purchases of premises and equipment, net	(1,764)	(1,774)
Proceeds from sale of premises and equipment	13	69

Net cash provided by (used in) investing activities	187,186	(3,125)

Cash flows from financing activities:
Net increase (decrease) in deposits:
Noninterest-bearing	92,536	62,406
Interest-bearing	34,834	(284,310)
Net proceeds from issuance of common stock	26,587	100,000
Restricted stock surrendered	(518)	(729)
Tax effect included in stockholders' equity of restricted stock vesting	(772)	(467)
Net (decrease) increase in borrowings	(260,000)	135,000
Cash dividends paid	(723)	(10,483)

Net cash (used in) provided by financing activities	(108,056)	1,417

Net increase in cash and cash equivalents	202,338	21,795
Cash and cash equivalents at beginning of period	211,048	159,870

Cash and cash equivalents at end of period	$413,386	$181,665

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$21,884	$28,621
Cash paid during period for income taxes	36	11,625
Transfers of loans to other real estate owned	32,928	30,343

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 1—BASIS OF PRESENTATION (Continued)

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

        For acquisitions completed prior to January 1, 2009, the estimated merger-related charges associated with each acquisition were recorded as a liability at closing when the related purchase price was allocated. For each acquisition, we developed an integration plan for the Company that addressed, among other things, requirements for staffing, systems platforms, branch locations and other facilities. The remaining merger-related liability totals $1.3 million at June 30, 2010 and represents the estimated lease payments, net of estimated sublease income, for the remaining life of leases for abandoned space.

  Federally Assisted Acquisition of Affinity Bank

        On August 28, 2009, Pacific Western Bank acquired certain assets and assumed certain liabilities of Affinity from the Federal Deposit Insurance Corporation ("FDIC") in an FDIC-assisted transaction. We entered into a loss sharing agreement with the FDIC, whereby the FDIC will cover a substantial portion of any future losses on loans, other real estate owned and certain investment securities. We refer to the acquired assets subject to the loss sharing agreement collectively as "covered assets." Under the terms of such loss sharing agreement, the FDIC will absorb 80% of losses and receive 80% of loss recoveries on the first $234 million of losses on covered assets and absorb 95% of losses and receive 95% of loss recoveries on covered assets exceeding $234 million. The loss sharing agreement is in effect for 5 years for commercial assets (non-residential loans, commercial OREO and certain securities) and 10 years for residential assets, both loans and OREO, from the August 28, 2009 acquisition date. The loss recovery provisions are in effect for 8 years for commercial assets and 10 years for residential assets from the acquisition date. Through June 30, 2010, we have claimed $103.9 million in losses related to covered assets under the loss sharing agreement and received $83.1 million in cash on such claims. Affinity was a full service commercial bank headquartered in Ventura, California that operated 10 branch locations in California. We made this acquisition to expand our presence in California.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 2—ACQUISITIONS (Continued)

        The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting (formerly the purchase method). The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the August 28, 2009 acquisition date.

  Unaudited Pro Forma Results of Operations

        The following table presents our unaudited pro forma results of operations for the periods presented as if the Affinity acquisition had been completed on January 1, 2009. The unaudited pro forma results of operations include the historical accounts of the Company and Affinity and pro forma adjustments as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of our future operating results or operating results that would have occurred had this acquisition been completed at the beginning of 2009. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
	(In thousands, except per share data)
Revenues (net interest income plus noninterest income)	$88,719	$239,766
Net (loss) earnings	$(4,978)	$36,425
Net (loss) earnings per share:
Basic	$(0.16)	$1.18
Diluted	$(0.16)	$1.18

NOTE 3—OTHER INTANGIBLE ASSETS

        Our intangible assets with definite lives are core deposit intangibles, or CDI, and customer relationship intangibles, or CRI. These intangible assets are amortized over their useful lives to their estimated residual values and reviewed for impairment at least quarterly. If the recoverable amount of the intangible asset is determined to be less than its carrying value, we would then measure the amount of impairment based on an estimate of the intangible asset's fair value at that time. If the fair value is below the carrying value, the intangible asset is reduced to such fair value and impairment is recognized as noninterest expense in the consolidated statement of earnings (loss).

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 3—OTHER INTANGIBLE ASSETS (Continued)

        The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2010	March 31, 2010	June 30, 2009
				2010	2009
	(In thousands)
Gross amount of CDI and CRI:
Balance at beginning of period	$75,911	$75,911	$72,990	$75,911	$72,990
Adjustment to Security Pacific Bank CDI	—	—	109	—	109

Balance at end of period	75,911	75,911	73,099	75,911	73,099

Accumulated amortization:
Balance at beginning of period	(45,039)	(42,615)	(35,315)	(42,615)	(33,068)
Amortization	(2,424)	(2,424)	(2,367)	(4,848)	(4,614)

Balance at end of period	(47,463)	(45,039)	(37,682)	(47,463)	(37,682)

Net CDI and CRI at end of period	$28,448	$30,872	$35,417	$28,448	$35,417

        The aggregate amortization expense related to the intangible assets is expected to be $9.5 million for 2010. The estimated aggregate amortization expense related to these intangible assets for each of the subsequent four years is $8.0 million for 2011, $5.7 million for 2012, $4.1 million for 2013, and $2.6 million for 2014.

NOTE 4—SECURITIES AVAILABLE-FOR-SALE AND FHLB STOCK

        Securities Available-for-Sale.    The amortized cost, gross unrealized gains and losses and estimated fair values of securities available-for-sale are presented in the table below as of the dates indicated. The private label collateralized mortgage obligations were acquired in the Affinity acquisition and are covered by the FDIC loss sharing agreement. Other securities include an investment in overnight

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—SECURITIES AVAILABLE-FOR-SALE AND FHLB STOCK (Continued)

money market funds at a financial institution. See Note 9 for information on fair value measurements and methodology.

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Government-sponsored entity debt securities	$51,297	$281	$—	$51,578
Municipal securities	7,876	506	—	8,382
Residental mortgage-backed securities:
Government and government-sponsored entity pass through securities	476,641	13,411	—	490,052
Government and government-sponsored entity collateralized mortgage obligations	57,343	651	648	57,346
Covered private label collateralized mortgage obligations	50,247	3,658	3,134	50,771
Other securities	2,298	—	—	2,298

Total securities available-for-sale	$645,702	$18,507	$3,782	$660,427

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Government-sponsored entity debt securities	$38,945	$22	$319	$38,648
Municipal securities	7,880	334	—	8,214
Residental mortgage-backed securities:
Government and government-sponsored entity pass through securities	232,717	3,655	840	235,532
Government and government-sponsored entity collateralized mortgage obligations	89,087	512	2,702	86,897
Covered private label collateralized mortgage obligations	52,967	713	1,555	52,125
Other securities	2,284	—	—	2,284

Total securities available-for-sale	$423,880	$5,236	$5,416	$423,700

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—SECURITIES AVAILABLE-FOR-SALE AND FHLB STOCK (Continued)

        Mortgage-backed securities have contractual terms to maturity and require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties. The following table presents the contractual maturity distribution of our available-for-sale securities portfolio based on amortized cost and fair value as of the date indicated:

	June 30, 2010
	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$2,683	$2,688
Due after one year through five years	48,823	49,618
Due after five years through ten years	55,179	56,786
Due after ten years	539,017	551,335

Total securities available-for-sale	$645,702	$660,427

        At June 30, 2010, the estimated fair value of debt securities and residential mortgage-backed debt securities issued by the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) was approximately $498.3 million. We do not own any equity securities issued by Fannie Mae or Freddie Mac.

        As of June 30, 2010, securities available-for-sale with an estimated fair value of $149.3 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.

        At June 30, 2010 and December 31, 2009, none of the securities in our investment portfolio had been in a continuous unrealized loss position for 12 months or longer. The following table presents the fair value and unrealized losses on securities that were in an unrealized loss position for less than 12 months and considered temporarily impaired as of the dates indicated:

	June 30, 2010		December 31, 2009
Securities In Continuous Loss Position Less Than 12 Months	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
Government-sponsored entity debt securities	$—	$—	$35,626	$319
Residential mortgage-backed securities:
Government and government-sponsored entity pass through securities	—	—	113,621	840
Government and government-sponsored entity collateralized mortgage obligations	36,971	648	64,661	2,702
Covered private label collateralized mortgage obligations	7,089	3,134	30,511	1,555

Total	$44,060	$3,782	$244,419	$5,416

        We reviewed these securities that were in a continuous loss position less than 12 months at June 30, 2010 and December 31, 2009, and concluded that their losses were a result of the level of

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—SECURITIES AVAILABLE-FOR-SALE AND FHLB STOCK (Continued)

market interest rates and not a result of the underlying issuers' abilities to repay. Accordingly, we determined that the securities were temporarily impaired. Additionally, we have the ability to hold these securities until their fair values recover to their costs, and therefore did not recognize the temporary impairment in the consolidated statements of earnings (loss).

        FHLB Stock.    At June 30, 2010, the Company had a $48.6 million investment in Federal Home Loan Bank of San Francisco (FHLB) stock carried at cost. In January 2009, the FHLB announced that it suspended excess FHLB stock redemptions and dividend payments. Since this announcement, the FHLB has declared and paid three cash dividends, though at rates less than that paid in the past, and repurchased $1.9 million of our excess stock. We evaluated the carrying value of our FHLB stock investment at June 30, 2010 and determined that it was not impaired. Our evaluation considered the long-term nature of the investment, the liquidity position of the FHLB, the actions being taken by the FHLB to address its regulatory situation, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

NOTE 5—COVERED LOANS, ALLOWANCE FOR LOSS ON COVERED LOANS, AND COVERED OTHER REAL ESTATE OWNED

        We refer to the loans acquired in the Affinity acquisition as "covered loans" as we will be reimbursed for a substantial portion of any future losses on them under the terms of the FDIC loss sharing agreement. At the August 28, 2009 acquisition date, we estimated the fair value of the Affinity loan portfolio at $675.6 million, which represented the expected cash flows from the portfolio discounted at a market-based rate. The carrying values of the covered loans were as follows as of the dates indicated:

	June 30, 2010	December 31, 2009
	(In thousands)
Covered loans, gross	$673,493	$742,535
Less: discount	(82,703)	(102,849)

Covered loans, net of discount	590,790	639,686
Less: allowance for loan losses	(37,878)	(18,000)

Covered loans, net	$552,912	$621,686

        The covered loans acquired in the Affinity acquisition are subject to our internal and external credit review. If and when deterioration in the expected cash flows occurs, a provision for credit losses will be charged to earnings for the full amount without regard to the FDIC loss sharing agreement. The portion of the estimated loss reimbursable from the FDIC will be recorded in FDIC loss sharing income, net and will increase the FDIC loss sharing asset. During the second quarter of 2010 we recorded a provision for credit losses of $8.9 million on the covered loan portfolio; such provision represents credit deterioration since the acquisition date based on decreases in expected cash flows on certain covered loans measured as of June 30, 2010 compared to acquisition date expected cash flows. We recorded $7.0 million in FDIC loss sharing income, net during the second quarter of 2010 primarily to reflect the FDIC's share of this estimated loss.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—COVERED LOANS, ALLOWANCE FOR LOSS ON COVERED LOANS, AND COVERED OTHER REAL ESTATE OWNED (Continued)

        At the acquisition date, the amount by which the undiscounted expected cash flows exceed the estimated fair value of the acquired loans is the "accretable yield". The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. The following table summarizes the changes in the carrying amount of covered loans and accretable yield for the period indicated:

	Carrying Amount of Covered Loans	Accretable Yield
	(In thousands)
Balance as of January 1, 2010	$621,686	$(226,446)
Accretion	23,224	23,224
Payments received	(62,448)	—
Decrease in expected cash flows	—	16,307
Provision for credit losses	(29,550)	—

Balance as of June 30, 2010	$552,912	$(186,915)

  Covered Other Real Estate Owned

        Other real estate owned ("OREO") covered under loss sharing agreements with the FDIC ("covered OREO") is recorded at fair value and is also carried exclusive of the FDIC loss sharing asset. Subsequent decreases in fair value estimates for covered OREO result in a reduction of the covered OREO carrying amounts and an increase in the FDIC loss sharing asset for the reimbursable portion. The following table summarizes covered OREO by property type as of the date indicated:

Property Type	June 30, 2010
(In thousands)
Improved residential land	$11,189
Commercial real estate	10,054
Multi-family	5,313
Single family residence	1,231

Total covered OREO	$27,787

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—COVERED LOANS, ALLOWANCE FOR LOSS ON COVERED LOANS, AND COVERED OTHER REAL ESTATE OWNED (Continued)

        The following table summarizes the activity related to the covered OREO for the period indicated:

Covered OREO
(In thousands)
Balance as of January 1, 2010	$27,688
Additions	12,083
Provision for losses	(2,377)
Reductions related to sales	(9,607)

Balance as of June 30, 2010	$27,787

NOTE 6—FDIC LOSS SHARING ASSET

        The FDIC loss sharing asset was initially recorded at fair value, which represented the present value of the estimated cash payments from the FDIC for future losses on covered assets. The ultimate collectability of this asset is dependent upon the performance of the underlying covered assets, the passage of time and claims paid by the FDIC. The following table presents the changes in the FDIC loss sharing asset for the period indicated:

FDIC Loss Sharing Asset
(In thousands)
Balance as of January 1, 2010	$112,817
FDIC share of additional losses	25,167
Cash payments received from FDIC	(69,456)
Net accretion	(2,460)

Balance as of June 30, 2010	$66,068

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 7—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS

  Borrowings

        The following table summarizes our FHLB advances by their maturity dates outstanding as of the date indicated:

June 30, 2010
Maturity Date	Amount	Interest Rate	Next Date Callable by FHLB
	(In thousands)
January 11, 2013	$50,000	2.71%	October 11, 2010	(1)
December 11, 2017	200,000	3.16%	September 11, 2010	(1)
January 11, 2018	25,000	2.61%	October 11, 2010	(1)

Total FHLB advances	$275,000	3.03%

(1)
Callable quarterly thereafter by FHLB.

        The FHLB advances outstanding at June 30, 2010, are callable advances. The maturities shown are the contractual maturities for the advances. The callable advances have all passed their initial call dates and are currently callable on a quarterly basis by the FHLB. While the FHLB may call the advances to be repaid for any reason, they are likely to be called if market interest rates, for borrowings of similar remaining term, are higher than the advances' stated rates on the call dates. We may repay the advances at any time with a prepayment penalty. Our aggregate remaining borrowing capacity under the FHLB secured lines of credit was $913.6 million at June 30, 2010. Additionally, the Bank had secured borrowing capacity from the Federal Reserve discount window of $386.8 million at June 30, 2010. The Bank also maintains unsecured lines of credit of $117.0 million with correspondent banks for the purchase of overnight funds; these lines are subject to availability of funds.

  Subordinated Debentures

        The Company had an aggregate amount of $129.7 million in subordinated debentures outstanding at June 30, 2010. These subordinated debentures were issued in seven separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us or entities we have acquired, which in turn issued trust preferred securities, which total $123.0 million at June 30, 2010. With the exception of Trust I and Trust CI, the subordinated debentures are callable at par, only by the issuer, five years from the date of issuance, subject to certain exceptions. We were permitted to call the debentures in the first five years if the prepayment election relates to one of the following three events: (i) a change in the tax treatment of the debentures stemming from a change in the IRS laws; (ii) a change in the regulatory treatment of the underlying trust preferred securities as Tier 1 capital; and (iii) a requirement to register the underlying trust as a registered investment company. However, redemption in the first five years is subject to a prepayment penalty. Trust I and Trust CI may not be called for 10 years from the date of issuance unless one of the three events described above has occurred and then a prepayment penalty applies. In addition, there is a prepayment penalty if either of these debentures is called 10 to 20 years from the date of their issuance and they may be called at par after 20 years.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 7—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS (Continued)

        The proceeds of the subordinated debentures we originated were used primarily to fund several of our acquisitions and to augment regulatory capital. Interest payments made by the Company on subordinated debentures are considered dividend payments by the Federal Reserve Bank, or FRB. As such, notification to the FRB is required prior to our intent to pay such interest during any period in which our cumulative net earnings for previous four quarters are not sufficient to fund the interest payments due for those periods and the current period. Should the FRB object to payment of interest on the subordinated debentures, we would not be able to make the payments until approval is received or we no longer need to provide notice under applicable regulations.

        The following table summarizes the terms of each issuance of the subordinated debentures outstanding as of June 30, 2010:

Series	Date Issued	June 30, 2010 Amount	Maturity	Earliest Call Date by Company Without Penalty	Fixed or Variable Rate		Rate Index	Current Rate(2)	Next Reset Date
		(In thousands)
Trust CI	3/23/00	$10,310	3/8/30	3/8/20	Fixed		N/A	11.00%	N/A
Trust I	9/7/00	8,248	9/7/30	9/7/20	Fixed		N/A	10.60%	N/A
Trust V	8/15/03	10,310	9/17/33	(1)	Variable		3 month LIBOR + 3.10	3.64%	9/15/10
Trust VI	9/3/03	10,310	9/15/33	(1)	Variable		3 month LIBOR + 3.05	3.59%	9/11/10
Trust CII	9/17/03	5,155	9/17/33	(1)	Variable		3 month LIBOR + 2.95	3.49%	9/15/10
Trust VII	2/5/04	61,856	4/23/34	(1)	Variable		3 month LIBOR + 2.75	3.23%	10/28/10
Trust CIII	8/15/05	20,619	9/15/35	9/15/10	Fixed	(3)	N/A	5.85%	9/15/10
Unamortized premium(4)		2,893

Total subordinated debentures		$129,701

(1)
These debentures may be called without prepayment penalty.
(2)
As of July 28, 2010; excludes debt issuance costs.
(3)
Interest rate is fixed until 9/15/2010 and then is variable at a rate of 3-month LIBOR + 1.69%.
(4)
This amount represents the fair value adjustment on assumed trusts.

        As previously mentioned, the subordinated debentures were issued to trusts established by us, or entities we acquired, which in turn issued $123.0 million of trust preferred securities. These securities are currently included in our Tier I capital for purposes of determining the Company's Tier I and total risk-based capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company's banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities that is scheduled to be effective on March 31, 2011. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less certain intangibles, including goodwill, core deposit intangibles and customer relationship intangibles, net of any related deferred income tax liability. The regulations currently in effect through December 31, 2010, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for permitted intangibles. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at June 30, 2010. We expect that our Tier I capital

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 7—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS (Continued)

ratios will be at or above the existing well-capitalized levels on March 31, 2011, the first date on which the modified capital regulations must be applied.

        The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was signed into law on July 21, 2010, provides that existing trust preferred securities issued before May 19, 2010 are grandfathered in as Tier 1 capital for all bank holding companies having less than $15 billion in consolidated total assets at December 31, 2009. Since our consolidated total assets were less than $15 billion at December 31, 2009, our trust preferred securities will continue to be included in Tier 1 capital at the allowable amounts.

  Brokered Deposits

        Brokered deposits totaled $162.3 million at June 30, 2010 and are included in the interest-bearing deposits balance on the accompanying condensed consolidated balance sheets. Such amount includes (a) $57.8 million of customer deposits that were subsequently participated with other FDIC-insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits, and (b) $104.5 million of wholesale CDs. Such amounts exclude $446,000 of money desk CDs acquired in the Affinity acquisition.

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

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit amounting to $673.2 million and $790.6 million were outstanding at June 30, 2010 and December 31, 2009, respectively.

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees expire within one year from the date of issuance. The Company generally requires collateral or other security to support financial instruments with credit risk. Standby letters of credit amounting to $29.2 million and $31.2 million were outstanding at June 30, 2010 and December 31, 2009, respectively.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 8—COMMITMENTS AND CONTINGENCES (Continued)

        The Company has investments in low income housing project partnerships which provide the Company income tax credits and in several small business investment companies. As of June 30, 2010 the Company had commitments to contribute capital to these entities totaling $177,000.

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

        We use fair value to measure certain assets on a recurring basis, primarily securities available-for-sale; we have no liabilities being measured at fair value. For assets and liabilities measured at the lower of cost or fair value, the fair value measurement criteria may or may not be met during a reporting period and such measurements are therefore considered "nonrecurring" for purposes of disclosing our fair value measurements. Fair value is used on a nonrecurring basis to adjust carrying values for impaired loans and other real estate owned and also to record impairment on certain assets, such as goodwill, core deposit intangibles and other long-lived assets.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        The following tables present information on the assets measured and recorded at fair value on a recurring and nonrecurring basis as of the date indicated:

	Fair Value Measurement as of June 30, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Measured on a Recurring Basis
Securities available-for-sale:
Government-sponsored entity debt securities	$51,578	$—	$51,578	$—
Municipal securities	8,382	—	8,382	—
Government and government-sponsored enitity mortgage-backed securities	547,398	—	547,398	—
Covered private label CMOs	50,771	—	—	50,771
Other securities	2,298	—	2,298	—

	$660,427	$—	$609,656	$50,771

Measured on a Nonrecurring Basis
Non-covered impaired loans	$92,580	$—	$15,724	$76,856
Covered impaired loans	53,512	—	49,880	3,632
Non-covered other real estate owned	15,607	—	9,520	6,087
Covered other real estate owned	6,409	—	6,409	—
SBA loan servicing asset	1,795	—	—	1,795

	$169,903	$—	$81,533	$88,370

        There were no significant transfers of assets between Level 1 and Level 2 of the fair value hierarchy during the three and six months ended June 30, 2010.

        The following table presents gains and (losses) on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	(In thousands)
Non-covered impaired loans	$(13,888)	$(19,089)
Covered impaired loans	(4,896)	(21,953)
Non-covered other real estate owned	(262)	(6,820)
Covered other real estate owned	(3)	(2,053)
Servicing asset	(1)	139

Total gain (loss) on assets measured on a nonrecurring basis	$(19,050)	$(49,776)

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        The following table summarizes activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period indicated:

Covered Private Label CMOs Available-for-Sale
(In thousands)
Beginning as of January 1, 2010	$52,125
Total realized in earnings	781
Total unrealized in comprehensive income	1,365
Net principal paydowns	(3,500)

Balance as of June 30, 2010	$50,771

        ASC Topic 825, Financial Instruments, requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. Additionally, certain financial instruments and all nonfinancial instruments are excluded from the applicable disclosure requirements. The following table is a summary of the carrying values and estimated fair values of certain financial instruments as of the dates indicated:

	June 30, 2010		December 31, 2009
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and due from banks	$97,029	$97,029	$93,915	$93,915
Interest-bearing deposits in financial institutions	316,357	316,357	117,133	117,133
Securities available-for-sale	660,427	660,427	423,700	423,700
Investment in Federal Home Loan Bank Stock	48,555	48,555	50,429	50,429
Loans, net	3,649,474	3,642,164	4,210,352	4,195,805
Financial Liabilities:
Deposits	4,221,939	4,235,926	4,094,569	4,102,467
Borrowings	275,000	296,460	542,763	557,363
Subordinated debentures	129,701	132,571	129,798	146,413

        The following is a description of the valuation methodologies used to measure our assets recorded at fair value (under ASC Topic 820) and for estimating fair value for financial instruments not recorded at fair value (under ASC Topic 825).

        Cash and due from banks.    The carrying amount is assumed to be the fair value because of the liquidity of these instruments.

        Interest-bearing deposits in financial institutions.    The carrying amount is assumed to be the fair value given the short-term nature of these deposits.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        Securities available-for-sale.    Securities available-for-sale are measured and carried at fair value on a recurring basis. Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated other comprehensive income on the condensed consolidated balance sheets. Also see Note 4 for further information on unrealized gains and losses on securities available-for-sale.

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

        FHLB stock.    The fair value of FHLB stock is based on our recorded investment. In January 2009, the FHLB announced that it suspended excess FHLB stock redemptions and dividend payments. Since this announcement, the FHLB has declared and paid three cash dividends, though at rates less than that paid in the past, and the FHLB recently redeemed $1.9 million of our excess stock. As a result of these actions, we evaluated the carrying value of our FHLB stock investment. Based on the FHLB's most recent publicly available financial results, its capital position and its bond ratings, we concluded such investment was not impaired at either June 30, 2010 or December 31, 2009.

        Non-covered loans.    As non-covered loans are not measured at fair value, the following discussion relates to estimating the fair value disclosures under ASC Topic 825. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type and further segmented into fixed and adjustable rate interest terms and by credit risk categories. The fair value estimates do not take into consideration the value of the loan portfolio in the event the loans are sold outside the parameters of normal operating activities. The fair value of performing fixed rate loans is estimated by discounting scheduled cash flows through the estimated maturity using estimated market prepayment speeds and estimated market discount rates that reflect the credit and interest rate risk inherent in the loans. The estimated market discount rates used for performing fixed rate loans are the

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

Company's current offering rates for comparable instruments with similar terms. The fair value of performing adjustable rate loans is estimated by discounting scheduled cash flows through the next repricing date. As these loans reprice frequently at market rates and the credit risk is not considered to be greater than normal, the market value is typically close to the carrying amount of these loans.

        Non-covered impaired loans.    Non-covered impaired loans are measured and recorded at fair value on a non-recurring basis. All of our non-covered nonaccrual loans and restructured loans are considered impaired and are reviewed individually for the amount of impairment, if any. Most of our loans are collateral dependent and, accordingly, we measure impaired loans based on the estimated fair value of such collateral. The fair value of each loan's collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 2 measurement. When adjustments are made to an appraised value to reflect various factors such as the age of the appraisal or known changes in the market or the collateral, such valuation inputs are considered unobservable and the fair value measurement is categorized as a Level 3 measurement. The impaired loans categorized as Level 3 also include unsecured loans and other secured loans whose fair values are based significantly on unobservable inputs such as the strength of a guarantor, including an SBA government guarantee, cash flows discounted at the effective loan rate, and management's judgment. Of the $108.3 million of nonaccrual loans at June 30, 2010, loans totaling $18.6 million were written down to their fair values through charge-offs during the quarter. We recorded $1.5 million and $2.2 million in losses on impaired loans for the three and six months ended June 30, 2010 for loans with a fair value of zero as of June 30, 2010.

        Covered loans.    Covered loans were measured at estimated fair value on the date of acquisition. Thereafter, the fair value of covered loans is measured using the same methodology as that for non-covered loans. The above discussion for non-covered loans and non-covered impaired loans is applicable to covered loans following their acquisition date.

        Other real estate owned.    The fair value of foreclosed real estate, both non-covered and covered, is generally based on estimated market prices from independently prepared current appraisals or negotiated sales prices with potential buyers; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement on a nonrecurring basis. As a matter of policy, appraisals are required annually and may be updated more frequently as circumstances require in the opinion of management. With the deterioration of real estate values during this economic downturn, appraisals have been obtained more regularly and as a result our Level 2 measurement is based on appraisals that are generally less than nine months old. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value as a result of known changes in the market or the collateral and there is no observable market price, such valuation inputs result in a fair value measurement that is categorized as a Level 3 measurement. To the extent a negotiated sales price or reduced listing price represents a significant discount to an observable market price, such valuation input would result in a fair value measurement that is also considered a Level 3 measurement. The OREO losses shown above are write-downs based on either a recent appraisal obtained after foreclosure or an accepted purchase offer by an independent third party received after foreclosure.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        SBA servicing asset.    In accordance with ASC Topic 860, Accounting for Servicing of Financial Assets, the SBA servicing asset, included in other assets in the condensed consolidated balance sheets, is carried at its implied fair value of $1.8 million. The fair value of the servicing asset is estimated by discounting future cash flows using market-based discount rates and prepayment speeds. The discount rate is based on the current US Treasury yield curve, as published by the Department of the Treasury, plus a spread for the marketplace risk associated with these assets. We utilize estimated prepayment vectors using SBA prepayment information provided by Bloomberg for pools of similar assets to determine the timing of the cash flows. These nonrecurring valuation inputs are considered to be Level 3 inputs.

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

  Limitations

        Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of June 30, 2010, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

NOTE 10—NET EARNINGS (LOSS) PER SHARE

        The following is a summary of the calculation of basic and diluted net earnings (loss) per share for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2010	March 31, 2010	June 30, 2009
				2010	2009
	(In thousands except per share data)
Basic earnings (loss) per share:
Net earnings (loss)	$2,705	$(60,533)	$(5,740)	$(57,828)	$(4,295)
Less: earnings allocated to unvested restricted stock(1)	(99)	(8)	(7)	(17)	(233)

Net earnings (loss) allocated to common shares	$2,606	$(60,541)	$(5,747)	$(57,845)	$(4,528)

Total weighted-average basic shares and unvested restricted stock outstanding	36,732.9	35,607.8	32,313.3	36,173.4	32,049.4
Less: weighted-average unvested resticted stock outstanding	(1,420.6)	(1,245.7)	(1,245.7)	(1,333.6)	(1,266.4)

Total weighted-average basic shares outstanding	35,312.3	34,362.1	31,067.6	34,839.8	30,783.0

Basic earnings (loss) per share	$0.07	$(1.76)	$(0.18)	$(1.66)	$(0.15)

Diluted earnings (loss) per share:
Net earnings (loss) allocated to common shares	$2,606	$(60,541)	$(5,747)	$(57,845)	$(4,528)

Total weighted-average basic shares and unvested restricted stock outstanding	36,732.9	35,607.8	32,313.3	36,173.4	32,049.4
Add: warrants outstanding	86.8	—	—	—	—
Less: weighted-average unvested resticted stock outstanding	(1,420.6)	(1,245.7)	(1,245.7)	(1,333.6)	(1,266.4)

Total weighted-average diluted shares outstanding	35,399.1	34,362.1	31,067.6	34,839.8	30,783.0

Diluted earnings (loss) per share	$0.07	$(1.76)	$(0.18)	$(1.66)	$(0.15)

(1)
Represents cash dividends paid to holders of unvested restricted stock, net of estimated forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 11—STOCK COMPENSATION PLANS

  Restricted Stock

        At June 30, 2010, there were outstanding 898,173 shares of unvested time-based restricted common stock and 500,000 shares of unvested performance-based restricted common stock. The awarded shares of time-based restricted common stock vest over a service period of three to five years from date of the grant. The awarded shares of performance-based restricted common stock vest in full on the date the Compensation, Nominating and Governance, or CNG, Committee of the Board of Directors, as Administrator of the Company's 2003 Stock Incentive Plan, or the 2003 Plan, determines that the Company achieved certain financial goals established by the CNG Committee as set forth in the grant documents. Both time-based and performance-based restricted common stock vest immediately upon a change in control of the Company as defined in the 2003 Plan and upon death of the employee.

        Compensation expense related to awards of restricted stock is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. The vesting of performance-based restricted stock awards and recognition of related compensation expense may occur over a shorter vesting period if financial performance targets are achieved earlier than anticipated. In 2007, the amortization of certain performance-based restricted stock awards was suspended. In 2008 we concluded it was improbable that the financial targets would be met for the performance-based stock awards and we reversed the accumulated amortization on those awards. If and when the attainment of such performance targets is deemed probable in future periods, a catch-up adjustment will be recorded and amortization of such performance-based restricted stock will begin again. The total amount of unrecognized compensation expense related to the performance-based restricted stock for which amortization was suspended totaled $27.7 million at June 30, 2010. The unvested performance-based restricted stock awarded in 2006 expires in 2013. The unvested performance-based restricted stock awarded in 2007 and 2008 expires in 2017. Restricted stock amortization totaled $2.2 million, $2.3 million and $1.9 million for the three months ended June 30, 2010, March 31, 2010 and June 30, 2009, respectively, and $4.4 million and $4.1 million for the six months ended June 30, 2010 and 2009, respectively. Such amounts are included in compensation expense on the accompanying condensed consolidated statements of earnings (loss).

        The Company's 2003 Plan permits stock based compensation awards to officers, directors, key employees and consultants. The 2003 Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 5,000,000 shares of authorized but unissued Company common stock, subject to adjustments provided by the 2003 Plan. As of August 4, 2010, there were 1,201,835 shares available for grant under the 2003 Plan.

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS

        FASB ASC 810 Consolidation ("ASC 810") became effective for us on January 1, 2010, and was amended to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity's involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity's financial

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

statements. The new authoritative accounting guidance under ASC 810 was effective January 1, 2010 and did not have an impact on our financial statements.

        FASB ASC 860 Transfers and Servicing ("ASC 860") was amended to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a "qualifying special-purpose entity" and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC 860 was effective January 1, 2010 and did not have an impact on our financial statements.

        In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-06, "Improving Disclosures about Fair Value Measurements". ASU 2010-06 requires additional disclosures about fair value measurements including transfers in and out of Levels 1 and 2 and a higher level of disaggregation for the different types of financial instruments. For the reconciliation of Level 3 fair value measurements, information about purchases, sales, issuances and settlements are presented separately. This standard is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of revised Level 3 disclosure requirements which are effective for interim and annual reporting periods beginning after December 15, 2010. Comparative disclosures are not required in the year of adoption. We adopted the provisions of the standard on January 1, 2010, which did not have a material impact on our financial statements.

        In April 2010, the FASB issued ASU 2010-18, "Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset". ASU 2010-18 requires that a modified loan in a pool of purchased credit-impaired loans remain in the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. A one-time election to terminate accounting for loans in a pool, which may be made on a pool-by-pool basis, is provided upon adoption of ASU 2010-18. This ASU is effective for modifications of loans accounted for within pools under ASC Subtopic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality," occurring in the first interim and annual reporting period ending on or after July 15, 2010. ASU 2010-18 is to be applied prospectively, but early application is permitted. This standard is not expected to have an impact on our financial statements.

        In July 2010, the FASB issued ASU 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." ASU 2010-20 requires additional information about credit risk exposure for financing receivables and the related allowance for loan losses including an allowance rollforward on a portfolio segment basis, the recorded investment in financing receivables on a portfolio segment basis, the nonaccrual status of financing receivables by class, impaired financing receivables by class, aging of past due receivables by class, credit quality indicators by class, troubled debt restructurings information by class, and significant purchases and sales of financing receivables. ASU 2010-20 defines portfolio segment as the level at which an entity develops and documents a systematic method for determining its allowance for loan losses. Classes of financing receivables generally are a disaggregation of portfolio segments. The required disclosures will be effective for us on December 31, 2010, and will be included in our 2010 Annual Report on Form 10-K. Adoption of this standard is not expected to have a material impact on our financial statements.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 13—COMMON STOCK

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

NOTE 14—SUBSEQUENT EVENTS

        On July 1, 2010, we purchased a $234.1 million performing Southern California real estate loan portfolio serviced by the Bank for a cash price of $228.3 million. The loans have a weighted-average coupon interest rate of 6.15% and a weighted average maturity of 4.6 years.

        We have evaluated events that have occurred subsequent to June 30, 2010 and have concluded there are no subsequent events that would require recognition in the accompanying condensed consolidated financial statements.

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

        Pacific Western is a full-service community bank offering a broad range of banking products and services including: accepting time and demand deposits; originating loans, including commercial, real estate construction, SBA-guaranteed, consumer, and international loans; and providing other business-oriented products. Our operations are primarily located in Southern California and the Bank focuses on conducting business with small to medium-sized businesses and the owners and employees of those businesses in our marketplace. Through our asset-based lending operation we also operate in Arizona, Northern California, the Pacific Northwest, and Texas. At June 30, 2010, our assets totaled $5.2 billion, of which loans totaled $3.6 billion, including $552.9 million of covered loans. At that date, the loan portfolio was broken down as follows: approximately 72% were real estate mortgage loans, 20% were commercial loans, 7% were real estate construction loans, and less than 1% were consumer and other loans. These percentages include some foreign loans, primarily to individuals or entities with business in Mexico, representing 1% of total non-covered loans. Our portfolio's value and credit quality is affected in large part by real estate trends in Southern California, which have been negative over the last several quarters.

        Pacific Western competes actively for deposits, and emphasizes solicitation of noninterest-bearing deposits. In managing the top line of our business, we focus on quality loan growth and loan yield, deposit cost, and net interest margin, as net interest income, on a year-to-date basis, accounts for 78% of our net revenues (net interest income plus noninterest income).

July 1, 2010 Loan Portfolio Purchase

        On July 1, 2010, we purchased a $234.1 million portfolio of 225 performing loans secured by Southern California real estate for a cash price of $228.3 million. Such loans have a weighted-average coupon interest rate of 6.15% and a weighted-average maturity of 4.6 years. These loans were part of the Foothill Independent Bank loan portfolio that we acquired when we completed the Foothill Independent Bancorp acquisition in May 2006. In March 2007, we sold a 95% participating interest in these loans for cash and continued to service them and maintain the borrower relationships. When the opportunity to purchase this loan portfolio presented itself several months ago, we concluded it would be in the best interests of the Company and the Bank to make this purchase as (a) we are familiar with the credit risk, and (b) it would deploy excess liquidity and enhance interest income and the net interest margin. We estimated that had we purchased this loan portfolio at the beginning of the second quarter of 2010, our net interest margin would have been 5.20%, or 35 basis points higher than the second quarter's actual net interest margin of 4.85%. See Balance Sheet Analysis—Noncovered Loans for the detail of this loan purchase by type of loan.

Recent Legislation

        On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). The Dodd-Frank Act contains numerous provisions that will affect all banks and bank holding companies, and will fundamentally change the system of oversight described in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under the caption "Business—Supervision and Regulation." The Dodd-Frank Act includes provisions that, among other things, will:

  •
  Centralize responsibility for consumer financial protection by creating a new agency responsible for implementing, examining and, for large financial institutions, enforcing compliance with federal consumer financial laws. At the federal level, the FDIC will continue to examine us for compliance with such laws.

  •
  Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (the "DIF") and increase the floor of the size of the DIF.

  •
  Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies.

  •
  Require the FDIC and the FRB to seek to make their respective capital requirements for state nonmember banks and bank holding companies countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

  •
  Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions.

  •
  Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for noninterest-bearing demand transaction accounts at all insured depository institutions.

  •
  Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

  •
  Increase the authority of the FRB to examine us and any of our non-bank subsidiaries.

  •
  Authorize the FDIC to assess the cost of examinations (the FDIC does not currently assess fees for examining the Bank).

        Some of these provisions may have the consequence of increasing our expenses, decreasing our revenues, and changing the activities in which we choose to engage. The environment in which banking organizations will now operate, including legislative and regulatory changes affecting capital, liquidity, supervision, permissible activities, corporate governance and compensation, changes in fiscal policy and steps to eliminate government support for banking organizations, may have long-term effects on the business model and profitability of banking organizations that cannot now be foreseen. The specific impact of the Dodd-Frank Act on our current activities or new financial activities we may consider in the future, our financial performance and the markets in which we operate will depend on the manner in which the relevant agencies develop and implement the required regulations and the reaction of market participants to these regulatory developments. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us, our customers or the financial industry more generally.

Key Performance Indicators

        Among other factors, our operating results depend generally on the following:

  The Level of Our Net Interest Income

        Net interest income is the excess of interest earned on our interest-earning assets over the interest paid on our interest-bearing liabilities. The low market interest rate environment throughout 2009 and continuing in 2010 has reduced our net interest margin relative to our historical performance. A sustained low interest rate environment combined with tight marketplace liquidity and low loan growth may lower both our net interest income and net interest margin going forward.

        Our primary interest-earning asset is loans. Our primary interest-bearing liabilities include deposits, borrowings, and subordinated debentures. We attribute our high net interest margin to our loan-to-deposit ratio and a high level of noninterest-bearing deposits. While our deposit balances will fluctuate depending on deposit holders' perceptions of alternative yields available in the market, we attempt to minimize these variances by attracting a high percentage of noninterest-bearing deposits, which have no expectation of yield. At June 30, 2010, approximately 33% of our total deposits were noninterest-bearing.

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

  Loan Growth

        We generally seek new lending opportunities in the $500,000 to $10 million range, try to limit loan maturities for commercial loans to one year, for construction loans up to 18 months, and for commercial real estate loans up to ten years, and to price lending products so as to preserve our interest spread and net interest margin. We sometimes encounter strong competition in pursuing lending opportunities such that potential borrowers obtain loans elsewhere at lower rates than those we offer. We have continued to reduce our exposure to residential construction and foreign loans, including limiting the amount of new loans in these categories. Our ability to make new loans is dependent on economic factors in our market area, borrower qualifications, competition, and liquidity, among other items. Considering the current state of the economy in Southern California and the competition among banks for liquidity, loan growth has not been a focus area for us thus far in 2010.

  The Magnitude of Credit Losses

        We stress credit quality in originating and monitoring the loans we make and measure our success by the levels of our nonperforming assets, net charge-offs and allowance for credit losses. Our allowance for credit losses is the sum of our allowance for loan losses and our reserve for unfunded loan commitments and relates only to our non-covered loans. Provisions for credit losses are charged to operations as and when needed for both on and off balance sheet credit exposure. Loans which are deemed uncollectible are charged off and deducted from the allowance for loan losses. Recoveries on loans previously charged off are added to the allowance for loan losses. During the three months ended June 30, 2010, we made a provision for credit losses totaling $23.0 million composed of $14.1 million on non-covered loans and $8.9 million on covered loans. Such provision was based on our allowance methodology, the level of classified and non-accrual loans, usage trends of unfunded loan commitments, general market conditions, and portfolio risk concentrations, among other factors. The provision for credit losses on the covered loan portfolio reflects an increase in the covered loan allowance for credit losses resulting from lower expected cash flows on certain loans since the Affinity acquisition date.

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

Three Months Ended:	Efficiency Ratio
June 30, 2010	61.4%
March 31, 2010	63.8%
December 31, 2009	53.7%
September 30, 2009	37.1%
June 30, 2009	85.5%

        The decrease in the efficiency ratio for the second quarter of 2010 compared to the first quarter of 2010 was due mostly to lower OREO expenses. The gain from the Affinity acquisition reduced the third quarter of 2009 efficiency ratio by 4,840 basis points from 85.5% to 37.1%. Lower levels of interest income over the last several quarters have been a factor in causing our efficiency ratio to increase. Interest income levels have been negatively affected by slow loan growth and low market interest rates.

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

Results of Operations

  Earnings Performance

        Certain discussion in this Form 10-Q contains non-GAAP financial disclosures for tangible common equity. The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company's operational performance and to enhance investors' overall understanding of such financial performance. Tangible common equity is a non-GAAP financial measure used by investors, analysts, and bank regulatory agencies. Tangible common equity includes total equity, less any preferred equity, goodwill and intangible assets. The methodology of determining tangible common equity may differ among companies. Management reviews tangible common equity along with other measures of capital adequacy on a regular basis and has included this non-GAAP financial information, and the corresponding reconciliation to total equity, because of current interest in such information on the part of market participants.

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

Non GAAP Measurements	June 30, 2010	March 31, 2010	June 30, 2009
	(Dollars in thousands)
PacWest Bancorp Consolidated
Stockholders' equity	$486,585	$474,844	$464,097
Less: Intangible assets	28,448	30,872	35,417

Tangible common equity	$458,137	$443,972	$428,680

Total assets	$5,153,682	$5,203,217	$4,476,236
Less: Intangible assets	28,448	30,872	35,417

Tangible assets	$5,125,234	$5,172,345	$4,440,819

Equity to assets ratio	9.44%	9.13%	10.37%
Tangible common equity ratio(1)	8.94%	8.58%	9.65%
Pacific Western Bank
Stockholder's equity	$573,227	$559,909	$510,086
Less: Intangible assets	28,448	30,872	35,417

Tangible common equity	$544,779	$529,037	$474,669

Total assets	$5,141,150	$5,192,003	$4,468,870
Less: Intangible assets	28,448	30,872	35,417

Tangible assets	$5,112,702	$5,161,131	$4,433,453

Equity-to-assets	11.15%	10.78%	11.41%
Tangible common equity ratio(1)	10.66%	10.25%	10.71%

(1)
Calculated as tangible common equity divided by tangible assets.

        Summarized financial information for the periods indicated are as follows:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2010	March 31, 2010	June 30, 2009
				2010	2009
	(Dollars in thousands, except per share data)
Net interest income	$57,617	$58,023	$50,709	$115,640	$99,482
Noninterest income	12,082	21,269	5,373	33,351	11,454

Net revenues	69,699	79,292	56,082	148,991	110,936
Provision for credit losses	(22,950)	(133,227)	(18,000)	(156,177)	(32,000)
Noninterest expense	(42,773)	(50,570)	(47,931)	(93,343)	(86,900)
Income tax (expense) benefit	(1,271)	43,972	4,109	42,701	3,669

Net earnings (loss)	$2,705	$(60,533)	$(5,740)	$(57,828)	$(4,295)

Average interest-earning assets	$4,768,527	$4,799,472	$4,135,372	$4,783,915	$4,165,611
Profitability measures:
Earnings (loss) per share:
Basic	$0.07	$(1.76)	$(0.18)	$(1.66)	$(0.15)
Diluted	$0.07	$(1.76)	$(0.18)	$(1.66)	$(0.15)
Net interest margin	4.85%	4.90%	4.92%	4.87%	4.82%
Return (loss) on average assets	0.21%	(4.70)%	(0.52)%	(2.24)%	(0.19)%
Return (loss) on average equity	2.26%	(48.54)%	(4.88)%	(23.66)%	(1.86)%
Efficiency ratio	61.4%	63.8%	85.5%	62.7%	78.3%

  Second Quarter of 2010 Compared to First Quarter of 2010

        Net earnings for the second quarter of 2010 were $2.7 million, or $0.07 per diluted share, compared to a net loss of $60.5 million, or $1.76 per diluted share, for the first quarter of 2010. The first quarter included a higher provision for credit losses caused by the Company's previously reported sale of $323.6 million of classified loans in February 2010 for $200.6 million in cash.

  Second Quarter of 2010 Compared to Second Quarter of 2009

        Net earnings for the second quarter of 2010 were $2.7 million, or $0.07 per diluted share, compared to a net loss of $5.7 million, or $0.18 per diluted share, for the second quarter of 2009. The increase in net earnings is due mainly to higher net interest income, FDIC loss sharing income, and a reduction in OREO costs.

  Six Months of 2010 Compared to Six Months of 2009

        The net loss of $57.8 million, or $1.66 per diluted share, for the six months ended June 30, 2010 compared to a net loss of $4.3 million, or $0.15 per diluted share, for the six months ended June 30, 2009. The increase in net loss for the current year-to-date period is attributed to a higher provision for credit losses related to the classified loan sale and higher noninterest expense, while net interest income and FDIC loss sharing income increased.

        Net Interest Income.    Net interest income, which is our principal source of revenue, represents the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Net interest income is affected by changes in both interest rates and the volume of average interest-earning assets and interest-bearing liabilities. The following table presents, for the periods indicated, the distribution of average assets, liabilities and stockholders' equity, as well as interest income and yields earned on average interest-earning assets and interest expense and rates on average interest-bearing liabilities:

	Three Months Ended
	June 30, 2010			March 31, 2010			June 30, 2009
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans, net of unearned income(1)(2)	$3,809,546	$62,314	6.56%	$4,122,853	$63,745	6.27%	$3,921,561	$61,663	6.31%
Investment securities(2)	584,368	5,702	3.91%	469,732	5,121	4.42%	179,976	1,641	3.66%
Deposits in financial institutions	374,613	245	0.26%	206,887	129	0.25%	33,835	37	0.44%

Total interest-earning assets	4,768,527	$68,261	5.74%	4,799,472	$68,995	5.83%	4,135,372	$63,341	6.14%

Other assets	413,103			418,517			279,331

Total assets	$5,181,630			$5,217,989			$4,414,703

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest checking deposits	$438,945	$338	0.31%	$434,446	$393	0.37%	$370,664	$393	0.43%
Money market deposits	1,203,527	2,773	0.92%	1,166,688	2,868	1.00%	891,610	2,712	1.22%
Savings deposits	112,909	58	0.21%	110,564	58	0.21%	114,339	43	0.15%
Time deposits	1,068,033	3,776	1.42%	1,045,417	3,570	1.38%	692,439	4,219	2.44%

Total interest-bearing deposits	2,823,414	6,945	0.99%	2,757,115	6,889	1.01%	2,069,052	7,367	1.43%
Borrowings	303,877	2,216	2.92%	445,754	2,668	2.43%	475,634	3,626	3.06%
Subordinated debentures	129,732	1,483	4.59%	129,780	1,415	4.42%	129,924	1,639	5.06%

Total interest-bearing liabilities	3,257,023	$10,644	1.31%	3,332,649	$10,972	1.34%	2,674,610	$12,632	1.89%

Noninterest-bearing demand deposits	1,403,348			1,332,862			1,223,169
Other liabilities	41,053			46,756			45,458

Total liabilities	4,701,424			4,712,267			3,943,237
Stockholders' equity	480,206			505,722			471,466

Total liabilities and stockholders' equity	$5,181,630			$5,217,989			$4,414,703

Net interest income		$57,617			$58,023			$50,709

Net interest rate spread			4.43%			4.49%			4.25%
Net interest margin			4.85%			4.90%			4.92%

(1)
Includes nonaccrual loans and loan fees.
(2)
Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

  Second Quarter of 2010 Compared to First Quarter of 2010

        Net interest income declined $406,000 to $57.6 million during the second quarter of 2010 compared to the first quarter of 2010 due primarily to a $734,000 drop in interest income offset partially by a $328,000 reduction in interest expense. The decrease in interest income was due mainly to a decline in interest on loans resulting mostly from a lower average loan balance during the second quarter attributable to the $323.6 million classified loan sale in February 2010. The reduction in interest expense was due primarily to a decrease in interest on borrowings, resulting mostly from a lower average borrowing balance during the second quarter attributable to the repayment of $125 million in FHLB advances in April 2010.

        Our net interest margin for the second quarter of 2010 was 4.85%, a decrease of 5 basis points from the 4.90% posted for the first quarter of 2010. Such decline reflects lower average loans during the second quarter as a result of the February 2010 classified loan sale and the related shift in the composition of average interest-earning assets from higher yielding loans to lower yielding investment securities and deposits in financial institutions. The yield on average loans was 6.56% for the second quarter of 2010 compared to 6.27% for the prior quarter. The loan yield, interest-earning asset yield and net interest margin are all affected by loans being placed on nonaccrual and the acceleration of purchase discounts on covered loan pay-offs. The net interest margin for the second quarter was positively impacted by 11 basis points from the combination of discount acceleration on covered loan pay-offs and nonaccrual loan accrued interest reversals. The decline in yield on investment securities is due to lower market interest rates on second quarter of 2010 investment security purchases. The cost of interest-bearing deposits and all-in deposits each decreased 2 basis points during the second quarter of 2010 to 0.99% and 0.66%, respectively; such decreases resulted from a combination of lower rates on money market and interest checking accounts and an increase in time deposit volume and related interest cost as customers elected products with a longer maturity.

        Yields, costs and net interest margin for the month ended June 30, 2010 were as follows:

	Month Ended June 30, 2010
Loan yield	6.28	%(1)
Interest-earning asset yield	5.47	%(1)
Interest-bearing deposit cost	0.94%
Interest-bearing liability cost	1.27%
Net interest margin	4.62	%(1)(2)
All-in deposit cost	0.63	%(3)

(1)
Excludes the effect of nonaccrual loan interest income reversals.
(2)
We estimated that if we had made the July 1, 2010 loan purchase at the beginning of June, our pro forma June net interest margin would have been 4.97%, or 35 basis points higher than the actual June net interest margin of 4.62%.
(3)
Noninterest-bearing deposit balances are used to calculate this cost.

  Second Quarter of 2010 Compared to Second Quarter of 2009

        Net interest income grew $6.9 million during the second quarter of 2010 compared to the same quarter of 2009. The increase in interest income was due primarily to higher yields on the loans and investment securities portfolios, as well as a higher average balance for investment securities. The decline in interest expense was due primarily to a reduction in average borrowings as well as a decrease in the average rate on deposits.

        While our net interest rate spread increased for the second quarter of 2010 when compared to the same period of 2009, our net interest margin for the second quarter of 2010 decreased seven basis points when compared to the second quarter of 2009. This decrease is due primarily to the lower overall yield on average interest-earning assets resulting from the industry-wide shift in the composition of average interest-earning assets from higher yielding loans to lower yielding investment securities and deposits.

	Six Months Ended June 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans, net of unearned income(1)(2)	$3,965,334	$126,059	6.41%	$3,929,895	$123,510	6.34%
Investment securities(2)	527,367	10,823	4.14%	172,695	3,187	3.72%
Federal funds sold	—	—	—	129	—	0.00%
Deposits in financial institutions	291,214	374	0.26%	62,892	98	0.31%

Total interest-earning assets	4,783,915	$137,256	5.79%	4,165,611	$126,795	6.14%

Other assets	415,793			281,601

Total assets	$5,199,708			$4,447,212

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest checking deposits	$436,708	$731	0.34%	$360,343	$847	0.47%
Money market deposits	1,185,210	5,642	0.96%	866,649	5,324	1.24%
Savings deposits	111,743	116	0.21%	118,648	150	0.25%
Time deposits	1,056,786	7,345	1.40%	795,480	10,366	2.63%

Total interest-bearing deposits	2,790,447	13,834	1.00%	2,141,120	16,687	1.57%
Borrowings	374,424	4,884	2.63%	463,687	7,208	3.13%
Subordinated debentures	129,756	2,898	4.50%	129,950	3,418	5.30%

Total interest-bearing liabilities	3,294,627	$21,616	1.32%	2,734,757	$27,313	2.01%

Noninterest-bearing demand deposits	1,368,300			1,193,280
Other liabilities	43,888			53,260

Total liabilities	4,706,815			3,981,297
Stockholders' equity	492,893			465,915

Total liabilities and stockholders' equity	$5,199,708			$4,447,212

Net interest income		$115,640			$99,482

Net interest rate spread			4.47%			4.13%
Net interest margin			4.87%			4.82%

(1)
Includes nonaccrual loans and loan fees.
(2)
Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

  Six Months of 2010 Compared to Six Months of 2009

        Net interest income increased $16.2 million to $115.6 million for the six months ended June 30, 2010 compared to the same period of 2009. The growth in interest income was due to higher yields and average balances on the loan and investment securities portfolios related to the Affinity acquisition. The decline in interest expense was due primarily to a decrease in both deposits and borrowings costs.

        The net interest margin for the first six months of 2010 was 4.87% compared to 4.82% for the first six months of 2009. The increase is due mostly to lower funding costs offset somewhat by an increase in lower yielding assets as the Company increased its on-balance sheet liquidity.

        Provision for Credit Losses.    The amount of the provision for credit losses in a reporting period is a charge against earnings in that reporting period. We have a provision for credit losses on our non-covered loans and a provision for credit losses on our covered loans. The provisions for credit losses on our non-covered loans are based on our allowance methodology and are costs that, in our judgment, are required to maintain the adequacy of the allowance for loan losses and the reserve for unfunded loan commitments. The provision for credit losses on our covered loans reflects an increase in the covered loan allowance for credit losses resulting from credit deterioration since the Affinity acquisition date.

        We made provisions for credit losses totaling $23.0 million during the second quarter of 2010 compared to $133.2 million for the first quarter of 2010 and $18.0 million for the second quarter of 2009. The second quarter 2010 provision for credit losses was composed of a $14.3 million addition to the allowance for loan losses on the non-covered loan portfolio, an $8.9 million addition to the covered loan allowance for credit losses and a $245,000 reduction to the reserve for unfunded loan commitments. The first quarter of 2010 provision for credit losses was composed of a $112.9 million addition to the allowance for loan losses on the non-covered loan portfolio, a $20.7 million addition to the covered loan allowance for credit losses and a $345,000 reduction to the reserve for unfunded loan commitments. The second quarter 2009 provision for credit losses was composed of an $18.7 million addition to the allowance for loan losses and a $650,000 reduction to the reserve for unfunded loan commitments.

        Net non-covered loan charge-offs in the second quarter of 2010 decreased by $133.4 million to $12.0 million when compared to the first quarter of 2010. The first quarter's net charge-offs on non-covered loans included $123 million related to the classified loan sale completed during the quarter and $22 million in other non-covered loan charge-offs. These charge-off levels reflect the aggressive actions we are taking to promptly identify and resolve problem credits. The commercial real estate loan segment of the loan portfolio continues to be under stress from the current economic conditions. A protracted economic down cycle will increase the stress on this portion of the loan portfolio and we may continue to experience increased levels of charge-offs and provisions.

        During the second quarter of 2010, we recorded an $8.9 million provision for credit losses on the covered loan portfolio that was based on a June 30, 2010 analysis of acquired loans, which indicated a decrease in expected cash flows from previous estimates. Under the terms of the FDIC loss sharing agreement, the FDIC absorbs 80% of the losses reflected by the provision. As a result, we recorded $7.0 million in FDIC loss sharing income on the condensed consolidated statements of earnings (loss) during the second quarter of 2010.

        Net credit costs, which include OREO expense, net, are shown in the following table.

	Three Months Ended
	June 30, 2010	March 31, 2010
	(In Thousands)
Provision for credit losses on non-covered loans	$14,100	$112,527

Provision for credit losses on covered loans	$8,850	$20,700
Less: Increase in FDIC loss sharing asset	7,080	16,560

Net credit costs on covered loans	$1,770	$4,140

Non-covered OREO expense	$625	$8,442

Covered OREO (income) expense	$(89)	$2,168
Less: OREO-related increase in FDIC loss sharing asset	(52)	1,718

Net covered OREO (income) expense	$(37)	$450

Total credit-related costs, net	$16,458	$125,559

        Increased provisions for credit losses may be required in the future based on loan and unfunded commitment growth, the effect changes in economic conditions, such as inflation, unemployment, market interest rate levels, and real estate values may have on the ability of our borrowers to repay their loans, and other negative conditions specific to our borrowers' businesses. See further discussion in Balance Sheet Analysis—Allowance for Credit Losses on Non-Covered Loans and—Allowance for Credit Losses on Covered Loans contained herein.

        Noninterest Income.    The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended
	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
	(In thousands)
Service charges and fees on deposit accounts	$2,666	$2,729	$2,890	$2,960	$3,009
Other commissions and fees	1,845	1,790	1,799	1,721	1,746
Increase in cash surrender value of life insurance	369	398	375	371	394
FDIC loss sharing income, net	7,029	16,172	16,314	—	—
Gain from Affinity acquisition	—	—	—	66,989	—
Other income	173	180	450	584	224

Total noninterest income	$12,082	$21,269	$21,828	$72,625	$5,373

  Second Quarter of 2010 Compared to First Quarter of 2010 and Second Quarter of 2009

        Noninterest income for the second quarter of 2010 totaled $12.1 million compared to $21.3 million for the first quarter of 2010 and $5.4 million for the second quarter 2009. The increases in noninterest income for the first two quarters of 2010 when compared to the second quarter of 2009 is due primarily to FDIC loss sharing income. FDIC loss sharing income represents the FDIC's share of credit losses and recoveries on covered loans and covered OREO occurring subsequent to the August 2009 Affinity acquisition date.

  Six Months of 2010 Compared to Six Months of 2009

        Noninterest income increased $21.9 million, to $33.4 million, for the six months ended June 30, 2010 from $11.5 million for the same period in 2009. The increase was due mainly to $23.2 million of FDIC loss sharing income.

        Noninterest Expense.    The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended
	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
	(Dollars in thousands)
Compensation	$21,068	$19,411	$20,320	$20,128	$18,394
Occupancy	6,576	6,958	7,100	6,435	6,462
Data processing	1,892	1,969	1,831	1,810	1,677
Other professional services	2,042	1,998	2,047	1,857	1,486
Business development	655	667	663	528	625
Communications	795	804	789	762	688
Insurance and assessments	2,611	2,274	1,826	2,010	3,871
Other real estate owned, net	536	10,610	4,953	8,141	9,231
Intangible asset amortization	2,424	2,424	2,355	2,578	2,367
Other expense	4,174	3,455	3,329	2,842	3,130

Total noninterest expense	$42,773	$50,570	$45,213	$47,091	$47,931

Efficiency ratio	61.4%	63.8%	53.7%	37.1%	85.5%

  Second Quarter of 2010 Compared to First Quarter of 2010

        Noninterest expense totaled $42.8 million for the second quarter of 2010 compared to $50.6 million for the first quarter of 2010. The $7.8 million decrease was due mostly to lower OREO costs. Compensation costs increased from the resumption of incentive accruals and deposit insurance costs increased from higher assessments associated with the increase in our deposit balances and our participation in the Temporary Liquidity Guarantee Program.

        The following table presents OREO costs, net for the periods indicated:

	Three Months Ended
	June 30, 2010	March 31, 2010	June 30, 2009
	(In Thousands)
Provision for losses	$1,218	$10,457	$7,238
Maintenance costs	352	1,200	526
(Gain) loss on sale	(1,034)	(1,047)	1,467

Total OREO costs, net	$536	$10,610	$9,231

        Noninterest expense includes amortization of time-based and performance-based restricted stock, which is included in compensation, and intangible asset amortization. Amortization of restricted stock totaled $2.2 million for the second quarter of 2010 compared to $2.3 million for the first quarter of 2010. Amortization expense for restricted stock is estimated to be $8.5 million for 2010. Intangible asset amortization totaled $2.4 million for both the second and first quarters of 2010 and is estimated to be $9.5 million for 2010. The 2010 estimates of both restricted stock award expense and intangible asset amortization are subject to change.

  Second Quarter of 2010 Compared to Second Quarter of 2009

        Noninterest expense decreased $5.2 million for second quarter of 2010 when compared to the same period of 2009. The decrease in noninterest expense is due to lower OREO and insurance costs mitigated by higher compensation costs. OREO costs decreased due to reduced write-downs during the second quarter of 2010 when compared to the same period of 2009. Insurance costs were lower in 2010 due to the special deposit assessment that the FDIC charged to all depository institutions in the second quarter of 2009, which totaled $2.0 million for our Bank; no such assessment occurred this year. Compensation costs increased due to the additional staff from the Affinity acquisition and increased incentive accruals.

  Six Months of 2010 Compared to Six Months of 2009

        Noninterest expense grew $6.4 million to $93.3 million during the six months ended June 30, 2010 from $86.9 million for the same period in 2009. Other professional services costs increased $1.0 million due mainly to higher legal costs related to loan workouts. OREO costs increased $918,000 due to the volume of activity and continued deterioration in market values. Other expense increased $1.9 million due mostly to higher loan-related costs of $760,000 and a $726,000 fee for early repayment of $125 million of FHLB advances; there was no FHLB prepayment fee in the first half of 2009. The increases in other expense categories were due mostly to higher overhead costs related to the August 2009 Affinity acquisition. Partially offsetting these factors were decreases in reorganization and lease charges and insurance and assessments. The 2009 reorganization charges totaling $1.2 million related to a staff reduction and additional rent for a discontinued acquired office; there were no similar charges in 2010. Insurance and assessments decreased $584,000 due to the special assessment included in the second quarter of 2009 with no similar assessment in 2010 offset by higher deposit insurance premiums in the current year from rate increases and higher average deposit balances.

        Income Taxes.    The effective tax rate for the second quarter of 2010 was 32.0% compared to 42.1% for the first quarter of 2010. The lower rate in the second quarter results mostly from resolution of a tax contingency which reduced income tax expense by $400,000. The Company's blended Federal and California statutory rate is 42.0%.

Balance Sheet Analysis

        Non-Covered Loans.    Gross non-covered loans totaled $3.2 billion at June 30, 2010 and was comprised primarily of $2.2 billion in real estate mortgage loans, $734.4 million in commercial loans, and $194.2 million in real estate construction loans. Our loan portfolio's value and credit quality is affected in large part by real estate trends in Southern California which have been negative for the last several quarters. The real estate mortgage loan category includes loans secured by commercial real estate totaling $2.0 billion and loans secured by residential real estate totaling $277.6 million. The real estate construction category includes commercial real estate construction loans totaling $115.5 million and residential real estate construction loans totaling $78.7 million, of which $77.0 million is nonowner-occupied. See also Balance Sheet Analysis—Loan Portfolio Risk Elements for further information on this $77.0 million nonowner-occupied residential real estate construction loan exposure.

        At June 30, 2010, the non-covered SBA loan portfolio totaled $128.5 million and was composed of $94.3 million in SBA 504 loans and $34.2 million in SBA 7(a) and Express loans. SBA 7(a) loans are secured by borrowers' real estate and/or business assets and are covered by an SBA guarantee of up to 85% of the loan amount. The SBA 504 loans are included in the real estate mortgage category and the SBA 7(a) and Express loans are included in the commercial category.

        The following table presents the balance of each major category of non-covered loans at the dates indicated:

	June 30, 2010		March 31, 2010		December 31, 2009		June 30, 2009
Loan Category:	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Domestic:
Real estate, mortgage	$2,229,331	70%	$2,197,295	67%	$2,423,712	65%	$2,511,292	64%
Commercial	709,075	22	720,105	22	781,003	21	776,060	20
Real estate, construction	194,181	6	284,274	9	440,286	12	544,889	14
Consumer	30,323	1	28,804	1	32,138	1	35,150	1
Foreign:
Commercial	25,309	1	26,736	1	34,524	1	42,672	1
Other, including real estate	1,637	—	1,675	—	1,719	—	1,722	—

Total gross non-covered loans	3,189,856	100%	3,258,889	100%	3,713,382	100%	3,911,785	100%

Less: unearned income	(4,831)		(5,055)		(5,999)		(7,419)
Less: allowance for loan losses	(88,463)		(86,163)		(118,717)		(72,122)

Total net non-covered loans	$3,096,562		$3,167,671		$3,588,666		$3,832,244

        Gross non-covered loans decreased $69.0 million during the second quarter of 2010 due mostly to continued weakened economic conditions which have caused higher levels of charge-offs, lower demand for new loans and fewer acceptable lending opportunities.

        As mentioned under "July 1, 2010 Loan Portfolio Purchase" above, we purchased a $234.1 million portfolio of 225 performing loans secured by Southern California real estate for a cash price of $228.3 million. Such loans have a weighted-average coupon interest rate of 6.15% and a weighted-average maturity of 4.6 years. These loans were part of the Foothill Independent Bank loan portfolio that we acquired when we completed the Foothill Independent Bancorp acquisition in May 2006. In March 2007, we sold a 95% participating interest in these loans for cash and continued to service them and maintain the borrower relationships. A summary by type of the loans purchased follows:

July 1, 2010
(In thousands)
Office building and light industrial	$151,958
Retail	47,968
Commercial owner-occupied	16,757
Other commercial	12,476
Residential	2,685
Hotel	1,797
Commercial land	497

Total loans purchased	$234,138

        The following table presents the composition of our non-covered real estate mortgage loan portfolio:

	June 30, 2010
Loan Category	Amount	Number of Loans	Average Loan Balance
	(Dollars in thousands)
Commercial real estate mortgage:
Retail	$386,132	223	$1,732
Industrial/warehouse	326,002	336	970
Office buildings	305,843	243	1,259
Owner-occupied	279,428	377	741
Hotels and other hospitality	172,122	51	3,375
Other	482,186	240	2,009

Total commercial real estate mortgage	1,951,713	1,470	1,328

Residential real estate mortgage:
Mixed use	89,506	26	3,443
Multi-family	72,434	79	917
Single family owner-occupied	72,292	372	194
Single family nonowner-occupied	43,386	103	421

Total residential real estate mortgage	277,618	580	479

Total gross non-covered real estate mortgage loans	$2,229,331	2,050	1,087

        SBA 504 gross loans included in the commercial real estate mortgage loans table above are as follows: $37.4 million in owner-occupied; $493,000 in retail; $8.2 million in office buildings; $2.4 million in industrial/warehouse; $8.8 million in hospitality; and $37.0 million in other.

        Covered Loans.    A summary of covered loans follows as of the dates indicated:

Loan Category	June 30, 2010	December 31, 2009
	(In thousands)
Commercial	$8,696	$9,581
Healthcare related	43,582	57,263
Construction:
Commercial real estate	20,634	24,418
Residential real estate	71,844	84,565
Acquisition and development:
Residential acquisition and development	10,032	10,032
Multi-family acquisition and development	2,442	2,720
Commercial real estate	251,606	265,794
Multi-family	242,408	263,944
Residential, home equity credit lines and consumer	22,249	24,218

Total gross covered loans	673,493	742,535
Less: discount	(82,703)	(102,849)

Covered loans, net of discount	590,790	639,686
Less: allowance for loan losses	(37,878)	(18,000)

Covered loans, net	$552,912	$621,686

        The above loans are subject to a loss sharing agreement with the FDIC under which we will be reimbursed for a substantial portion of any future losses on them. Under the terms of such loss sharing agreement, the FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $234 million of losses on covered assets and absorb 95% of losses and share in 95% of loss recoveries on covered assets exceeding $234 million in the aggregate. The loss sharing arrangement for non-residential and residential loans is in effect for 5 years and 10 years, respectively, from the August 28, 2009 acquisition date and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date. Through June 30, 2010, we have claimed $103.9 million in losses related to covered assets under the loss sharing agreement and received $83.1 million in cash on such claims.

        Allowance for Credit Losses on Non-Covered Loans.    The allowance for credit losses on non-covered loans is the combination of the allowance for loan losses and the reserve for unfunded loan commitments. The allowance for credit losses on non-covered loans relates only to loans which are not subject the loss sharing agreement with the FDIC. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities on the condensed consolidated balance sheets. Generally, as loans are funded they are included in our methodology for the allowance for loan losses and the amount of the commitment reserve applicable to such funded loans is relieved from the reserve for unfunded loan commitments. At June 30, 2010, the allowance for credit losses on non-covered loans totaled $93.4 million and was comprised of the allowance for loan losses of $88.4 million and the reserve for unfunded loan commitments of $5.0 million. The following discussion is for non-covered loans and the allowance for credit losses thereon. Refer to Balance Sheet Analysis—Allowance for Credit Losses on Covered Loans for the policy on covered loans.

        The $93.4 million allowance for credit losses at June 30, 2010 decreased $30.9 million from the $124.3 million allowance at December 31, 2009 due to an improved credit risk profile as the February 2010 classified loan sale substantially reduced non-covered nonaccrual and adversely classified loans.

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

        The methodology we use to estimate the amount of our allowance for loan losses is based on both objective and subjective criteria. While some criteria are formula driven, other criteria are subjective inputs included to capture environmental and general economic risk elements which may trigger losses in the loan portfolio, and to account for the varying levels of credit quality in the loan portfolios of the entities we have acquired that have not yet been captured in our objective loss factors.

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

        Our loan portfolio, excluding impaired loans which are evaluated individually, is categorized into several pools for purposes of determining allowance amounts by loan pool. The loan pools we currently evaluate are: commercial real estate construction, residential real estate construction, SBA real estate, hospitality real estate, real estate other, commercial collateralized, commercial unsecured, SBA commercial, consumer, foreign, asset-based, and factoring. Within these loan pools, we then evaluate loans not adversely classified, which we refer to as "pass" credits, separately from adversely classified loans. The adversely classified loans are further grouped into three credit risk rating categories: special mention, substandard and doubtful. The allowance amounts for pass rated loans and those loans adversely classified, which are not reviewed individually, are determined using historical loss rates developed through migration analysis. The migration analysis is updated quarterly based on historical losses and movement of loans between ratings. As a result of this migration analysis and its quarterly updating, the increases we experienced in both charge-offs and adverse classifications resulted in increased loss factors.

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

        We recognize the determination of the allowance for loan losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform sensitivity analyses to provide insight regarding the impact adverse changes in credit risk ratings may have on our allowance for loan losses. The sensitivity analyses has inherent limitations and is based on various assumptions as of a point in time and, accordingly, it is not necessarily representative of the impact loan risk rating changes may have on the allowance for loan losses. At June 30, 2010, in the event that 1 percent of our non-covered loans were downgraded one credit risk rating category for each category (e.g., 1% of the "pass" category moved to the "special mention" category, 1% of the "special mention" category moved to "substandard" category, and 1% of the "substandard" category moved to the "doubtful" category within our current allowance methodology), the allowance for loan losses would have increased by approximately $2.5 million. In the event that 5% of our non-covered loans were downgraded one credit risk category, the allowance for loan losses would increase by approximately $12.5 million. Given current processes employed by the Company, management believes the credit risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different conclusions that could be significant to the Company's financial statements. In addition, current credit risk ratings are subject to change as we continue to review loans within our portfolio and as our borrowers are impacted by economic trends within their market areas.

        The following table presents information regarding the allowance for credit losses on non-covered loans as of the dates indicated:

	June 30, 2010	March 31, 2010	December 31, 2009	June 30, 2009
	(Dollars in thousands)
Allowance for Credit Losses:
Allowance for loan losses	$88,463	$86,163	$118,717	$72,122
Reserve for unfunded loan commitments	4,971	5,216	5,561	4,621

Total allowance for credit losses	$93,434	$91,379	$124,278	$76,743

Allowance for credit losses to loans, net of unearned income	2.93%	2.81%	3.35%	1.97%
Allowance for credit losses to nonaccrual loans	86.3%	91.5%	51.7%	48.9%
Allowance for credit losses to nonperforming assets	70.4%	70.5%	43.8%	37.7%

        The lower coverage ratio of 2.93% at June 30, 2010 compared to the 3.35% ratio at December 31, 2009 reflects the improved credit risk profile resulting from the classified loan sale, which substantially reduced non-covered nonaccrual and adversely classified loans.

        The following table presents the changes in our allowance for credit losses on non-covered loans for the periods indicated:

	Three Months Ended June 30, 2010	Three Months Ended March 31, 2010	Twelve Months Ended December 31, 2009	Three Months Ended June 30, 2009
	(Dollars in thousands)
Allowance for credit losses—beginning of period	$91,379	$124,278	$68,790	$76,632
Provision for credit losses	14,100	112,527	141,900	18,000
Net charge-offs	(12,045)	(145,426)	(86,412)	(17,889)

Allowance for credit losses—end of period	$93,434	$91,379	$124,278	$76,743

        The provision for credit losses for the second quarter of 2010 of $14.1 million is applicable to non-covered loans and commitments only and was based on our allowance methodology and considered, among other factors, net charge-offs, the level and trends of classified, criticized, past due and nonaccrual loans, usage trends of unfunded loan commitments, general market conditions and portfolio concentrations.

        The following table presents the changes in our allowance for loan losses on non-covered loans for the periods indicated:

	Three Months Ended June 30, 2010	Three Months Ended March 31, 2010	Twelve Months Ended December 31, 2009	Three Months Ended June 30, 2009
	(Dollars in thousands)
Allowance for loan losses—beginning of period	$86,163	$118,717	$63,519	$71,361
Loans charged off:
Commercial	(1,024)	(8,139)	(11,982)	(3,405)
Real estate—construction	(3,341)	(55,741)	(28,542)	(12,757)
Real estate—mortgage	(6,988)	(82,849)	(46,047)	(1,536)
Consumer	(2,004)	(58)	(1,180)	(529)
Foreign	—	—	(368)	—

Total loans charged off	(13,357)	(146,787)	(88,119)	(18,227)

Recoveries on loans charged off:
Commercial	254	488	548	64
Real estate—construction	27	681	461	2
Real estate—mortgage	1,017	180	503	231
Consumer	12	12	151	11
Foreign	2	—	44	30

Total recoveries on loans charged off	1,312	1,361	1,707	338

Net charge-offs	(12,045)	(145,426)	(86,412)	(17,889)
Provision for loan losses	14,345	112,872	141,610	18,650

Allowance for loan losses—end of period	$88,463	$86,163	$118,717	$72,122

Net charge-offs excluding charge-offs from classified loan sale	$12,045	$21,721	$86,412	$17,889
Ratios(1):
Allowance for loan losses to loans, net (end of period)	2.78%	2.65%	3.20%	1.85%
Allowance for loan losses to nonaccrual loans (end of period)	81.70%	86.23%	49.43%	45.96%
Annualized net charge-offs to average loans	1.50%	16.81%	2.22%	1.83%
Annualized net charge-offs to average loans excluding charge-offs from classified loan sale	1.50%	2.51%	2.22%	1.83%

(1)
Ratios apply only to non-covered loans.

        The first quarter's net charge-offs on non-covered loans included $123 million related to the classified loan sale completed during the quarter and $22 million in other non-covered loan charge-offs. These charge-off levels reflect the aggressive actions we are taking to promptly identify and resolve problem credits. The classified loan sale charge-offs by category are: $65 million in real estate mortgage; $54 million in real estate construction; and $4 million in commercial.

        Management believes that the allowance for loan losses is adequate and appropriate for the inherent risk that is known and probable in our non-covered loan portfolio. In making its evaluation, management considers certain quantitative and qualitative factors including the Company's historical loss experience, the volume and type of lending conducted by the Company, the results of our credit review process, the amounts of classified, criticized and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values, and other factors regarding collectability and impairment. To the extent we experience, for example, increased levels of documentation deficiencies, adverse changes in collateral values, or negative changes in economic and business conditions which adversely affect our borrowers, our classified loans may increase. Higher levels of charge-offs and classified loans generally result in higher allowances for loan losses.

        The following table presents the changes in our reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended June 30, 2010	Three Months Ended March 31, 2010	Twelve Months Ended December 31, 2009	Three Months Ended June 30, 2009
	(In thousands)
Reserve for unfunded loan commitments—beginning of period	$5,216	$5,561	$5,271	$5,271
Provision (reversal)	(245)	(345)	290	(650)

Reserve for unfunded loan commitments—end of period	$4,971	$5,216	$5,561	$4,621

        The decrease in the reserve for unfunded commitments for 2010 reflects lower loan balances and outstanding commitments.

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

        Allowance for Credit Losses on Covered Loans.    The covered loans acquired in the Affinity acquisition are subject to our internal and external credit review. If and when deterioration in the expected cash flows occurs, a provision for credit losses will be charged to earnings for the full amount without regard to the FDIC loss sharing agreement. The portion of the estimated loss reimbursable from the FDIC will be recorded in FDIC loss sharing income and will increase the FDIC loss sharing asset. Under the accounting guidance of ASC 310-30 for acquired loans, the allowance for loan losses on covered loans is measured at the end of each financial reporting period based on expected cash flows. Accordingly, decreases in expected cash flows on the acquired covered loans as of the financial reporting date compared to those initially estimated are recognized by recording a provision for credit losses on covered loans. During the second quarter of 2010 we recorded a provision for credit losses of $8.9 million on the covered loan portfolio and $7.0 million in FDIC loss sharing income.

        The following table presents the changes in our allowance for credit losses on covered loans for the periods indicated:

	Three Months Ended June 30, 2010	Three Months Ended March 31, 2010
	(In Thousands)
Balance at beginning of period	$32,014	$18,000
Provision	8,850	20,700
Charge-offs, net	(2,986)	(6,686)

Balance at end of period	$37,878	$32,014

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

        The following table presents a summary of covered loans that would be considered nonaccrual except for the accounting requirements regarding purchased impaired loans and other real estate owned covered by the loss sharing agreement ("covered nonaccrual loans" and "covered OREO"; collectively, "covered nonperforming assets") as of the date indicated:

June 30, 2010
(In thousands)
Covered nonaccrual loans	$129,188
Covered OREO	27,787

Total covered nonperforming assets	$156,975

Covered restructured performing loans	$28,249

        Non-Covered Nonperforming Assets.    Non-covered nonperforming assets include non-covered nonaccrual loans and non-covered OREO and totaled $132.8 million at the end of June compared to $129.6 million at March 31, 2010. The ratio of non-covered nonperforming assets to non-covered loans and non-covered OREO increased to 4.14% at June 30, 2010 from 3.95% at March 31, 2010. The increase is due to an increase in loans on nonaccrual status.

        The following table presents non-covered nonperforming assets information as of the dates indicated:

	June 30, 2010	March 31, 2010	December 31, 2009	June 30, 2009
	(Dollars in thousands)
Nonperforming Assets:
Nonaccrual loans	$108,283	$99,920	$240,167	$156,917
Other real estate owned	24,523	29,643	43,255	46,583

Total nonperforming assets	$132,806	$129,563	$283,422	$203,500

Restructured performing loans	$76,367	$51,896	$181,454	$49,327
Nonperforming assets to loans, net of unearned income, and other real estate owned	4.14%	3.95%	7.56%	5.15%
Nonaccrual loans to loans, net of unearned income	3.40%	3.07%	6.48%	4.02%

        All non-covered nonaccrual and restructured loans are considered impaired and are evaluated individually for loss exposure. At June 30, 2010 we had $117.5 million of restructured loans of which $76.4 million were in compliance with their modified terms and on accrual status. The June 30, 2010 balance consists primarily of $38.3 million in commercial real estate loans, $29.1 million in commercial and industrial loans, and $6.9 million in construction loans. The majority of our loan restructurings relates to commercial real estate lending and involve lowering the interest rate and/or changing to interest-only payments for a period of time. In these cases, we do not typically forgive principal or extend the maturity date as part of the loan modification. The majority of the restructured performing loans were on accrual status prior to the loan modifications and remained on accrual status after the loan modifications due to the borrowers making payments before and after the restructurings. Loan restructurings are expected to continue as we work with borrowers who are experiencing financial difficulties.

        The types of non-covered loans included in the nonaccrual category and accruing loans past due between 30 and 89 days are presented below as of the dates indicated:

	Nonaccrual Loans(1)				Accruing and Over 30 days Past Due(1)
	June 30, 2010		March 31, 2010
Loan Category	As a % of Loan Category	Balance	As a % of Loan Category	Balance	June 30, 2010 Balance	March 31, 2010 Balance
	(Dollars in thousands)
SBA 504	22.6%	$21,359	18.7%	$18,462	$3,041	$4,149
SBA 7(a) and Express	20.7%	7,134	20.9%	7,543	132	1,000
Residential construction	1.6%	470	6.8%	2,957	—	—
Commercial real estate	2.1%	38,428	1.6%	29,979	67	4,630
Commercial construction	1.8%	1,493	1.4%	2,125	—	1,997
Commercial	1.8%	12,188	1.3%	8,635	2,244	1,800
Commercial land	0.0%	—	0.0%	—	2,150	—
Residential other	0.5%	623	1.8%	1,725	503	393
Residential land	68.3%	24,625	54.4%	24,966	—	—
Residential multi-family	0.5%	879	0.6%	910	—	—
Other, including foreign	1.9%	1,084	4.6%	2,618	64	187

	3.4%	$108,283	3.1%	$99,920	$8,201	$14,156

(1)
Excludes covered loans acquired from the Affinity acquisition.

        The $8.4 million increase in nonaccrual loans for the second quarter of 2010 was composed of (a) additions of $25.2 million, (b) reductions, payoffs and returns to accrual status of $10.1 million, (c) foreclosures of $3.5 million, and (d) charge-offs of $3.2 million.

        At June 30, 2010, approximately 70% of nonaccrual loans were represented by:

  1.
  SBA-related loans of $28.5 million.

  2.
  Two loans collateralized by land in Ventura County, California totaling $26.2 million. The borrower's unsecured loan for $4.2 million (included in the caption "Commercial" in the above table) has since been combined with the land loan and is now secured. The value of the land, based on the most recent third party appraisal, exceeds the combined loan balances.

  3.
  Two unrelated loans totaling $16.9 million secured by out-of-state shopping centers. Each loan has been written down to its underlying collateral value based on the most recent third party appraisals. A receiver is in place to manage one property while the borrowers associated with the other property have filed for bankruptcy protection. Protracted collection efforts may result in additional write-downs on these loans and resultant credit loss provisions.

  4.
  Two unrelated hotel-secured loans totaling $4.5 million. These loans have also been written down to their collateral values based on the most recent third party appraisals. Additional write-downs and resultant credit loss provisions may be necessary if economic conditions in the hospitality segment do not improve in the near future.

        Of all the loans cited above, all but $2.1 million were on nonaccrual status at March 31, 2010.

        The activity in non-covered OREO during the second quarter of 2010 included 16 sales for $10.9 million, write-downs of $1.0 million and 11 additions of $6.7 million. The write-downs were based on new appraisals or negotiated sales prices with buyers. The following table presents the components of OREO by property type as of the dates indicated:

Property Type	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Improved residential land	$3,181	$7,514
Commercial real estate	17,285	28,478
Single family residence	4,057	7,263

Total non-covered OREO	$24,523	$43,255

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

        We have $237.4 million of commercial real estate mortgage loans maturing over the next 12 months. In the event we refinance any of these loans because the borrowers are unable to obtain financing elsewhere due to the inability of banks in our market area to make loans, such loans may be considered troubled debt restructurings even though they were performing throughout their terms. Higher levels of troubled debt restructurings may lead to increased classified assets and credit loss provisions.

        Our loan portfolio, including both non-covered and covered loans, continues to experience pressure from economic trends in Southern California. We expect that such pressures will continue for the remainder of 2010.

        The details of the non-covered nonowner-occupied residential construction loan portfolio as of the dates indicated follows:

	June 30, 2010
Loan Category	Balance	Number of Loans	Average Loan Balance	March 31, 2010 Balance
	(Dollars in thousands)
Unimproved residential land	$47,443	29	$1,636	57,640
Residential multi-family	25,518	5	5,104	20,576
Residential land acquisition and development	3,228	5	646	2,558
Residential nonowner-occupied single family	764	1	764	20,121

Total non-covered, nonowner occupied residential construction loans	$76,953	40	1,924	$100,895

        Deposits.    The following table presents the balance of each major category of deposits at the dates indicated:

	June 30, 2010		March 31, 2010		June 30, 2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$1,395,510	33%	$1,388,646	33%	$1,227,891	38%
Interest-bearing deposits:
Interest checking	440,853	10	436,570	11	366,126	11
Money market	1,178,606	28	1,171,565	28	897,152	28
Savings	114,674	3	112,720	3	109,910	3
Time deposits:
Time deposits under $100,000	448,720	11	468,356	11	250,826	8
Time deposits over $100,000	643,576	15	576,380	14	401,406	12

Total time deposits	1,092,296	26	1,044,736	25	652,232	20

Total interest-bearing deposits	2,826,429	67	2,765,591	67	2,025,420	62

Total deposits	$4,221,939	100%	$4,154,237	100%	$3,253,311	100%

Core deposits	$3,129,643	74%	$3,109,501	75%	$2,601,079	80%

        Total deposits increased $67.7 million during the second quarter to $4.2 billion at June 30, 2010. Core deposits, which include noninterest-bearing demand, interest checking, money market, and savings accounts, increased $20.1 million and totaled $3.1 billion at June 30, 2010. Time deposits increased $47.6 million to $1.1 billion at June 30, 2010. Time deposits with original terms of greater than one year increased $200.4 million as new and existing customers elected to extend the maturity of their time deposits. Brokered and acquired money desk deposits totaled $104.9 million at June 30, 2010. Noninterest-bearing demand deposits grew by $6.9 million during the second quarter to $1.4 billion and represented 33% of total deposits at June 30, 2010. Deposits by foreign customers, primarily located in Mexico and Canada, totaled $133.6 million, or approximately 3.17% of total deposits at June 30, 2010.

Regulatory Matters

        Capital.    Actual capital amounts and ratios for the Company and the Bank as of June 30, 2010 are presented in the following table. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. As a result, the

Company's and the Bank's regulatory capital was reduced by $29.3 million and $9.4 million, respectively, at June 30, 2010. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future.

	June 30, 2010
	Well Capitalized Requirement	Pacific Western Bank	PacWest Bancorp Consolidated
Tier 1 leverage capital ratio	5.00%	10.42%	10.76%
Tier 1 risk-based capital ratio	6.00%	14.48%	14.89%
Total risk-based capital ratio	10.00%	15.76%	16.17%
Tangible common equity ratio	N/A	10.66%	8.94%

        Subordinated Debentures.    The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities, which totaled $123.0 million at June 30, 2010. Our trust preferred securities are currently included in our Tier I capital for purposes of determining the Company's Tier I and total risk-based capital ratios. The FRB, which is the holding company's banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities that is scheduled to be effective on March 31, 2011. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity, less goodwill net of any related deferred income tax liability. The regulations currently in effect through December 31, 2010 limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at June 30, 2010. We expect that our Tier I capital ratios will be at or above the existing well capitalized levels on March 31, 2011, the second date on which the modified capital regulations must be applied.

        The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was signed into law on July 21, 2010, provides that existing trust preferred securities issued before May 19, 2010 are grandfathered in as Tier 1 capital for all bank holding companies having less than $15 billion in consolidated total assets at December 31, 2009. Since our consolidated total assets were less than $15 billion at December 31, 2009, our trust preferred securities will continue to be included in Tier 1 capital at the allowable amounts. However, we will be prohibited from treating any such securities issued after May 19, 2010 as Tier 1 Capital.

        Dividends on Common Stock and Interest on Subordinated Debentures.    Notification to the FRB is required prior to our declaring and paying a cash dividend to our stockholders during any period in which our quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount. Interest payments made by the Company on subordinated debentures are considered dividend payments by the Federal Reserve Bank. As such, notification to the Federal Reserve Bank is required prior to our intent to pay such interest during any period in which our quarterly and/or cumulative twelve-month net earnings are not sufficient to fund the interest due. Should the FRB object to payment of interest on the subordinated debentures we would not be able to make the payments until approval is received or we no longer need to provide notice under applicable regulations.

Sales of Common Stock and Shelf Registration Statement

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

        The Bank's primary liquidity source is its core deposit base. The Bank uses collateralized FHLB advances as one of its sources of affordable and immediately available liquidity. The level of such wholesale funding is monitored based on the Bank's liquidity requirements, and we maintain what we believe to be an acceptable level of this collateralized borrowing capacity. The Bank's secured borrowing capacity with the FHLB was $1.2 billion, of which $888.3 million was available as of June 30, 2010. The Bank also maintains a security repurchase line with the FHLB to provide an additional $25.3 million in secured borrowing capacity, against which there were no borrowings as of June 30, 2010. In addition to the secured borrowing relationship with the FHLB, and to meet short term liquidity needs, the Bank maintains adequate balances in liquid assets, which include cash and due from banks, Federal Funds sold, interest-bearing deposits in other financial institutions, and unpledged investment securities available-for-sale. The Bank also maintains a secured line of credit with the FRB which had a borrowing capacity of $386.8 million and no amount outstanding at June 30, 2010. In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit, subject to availability, of $117.0 million with correspondent banks for purchase of overnight funds.

        We may use large denomination brokered time deposits, the availability of which is uncertain and subject to competitive market forces, for liquidity management purposes. At June 30, 2010, the Bank had $104.5 million of these brokered deposits. In addition, we have $57.8 million of customer deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our participating customers' deposits.

        To meet short-term liquidity needs, the Bank maintains what we believe are adequate balances in cash, interest-bearing deposits in other financial institutions and investment securities with a maturity or duration of five years or less. Our on balance sheet liquidity ratio, calculated as liquid assets (cash, interest-bearing deposits in financial institutions and unpledged investment securities available-for-sale) as a percent of total deposits, was 21.9% as of June 30, 2010 and 11.2% at December 31, 2009. We built-up the Bank's on balance sheet liquidity in order to have more flexibility during this current economic cycle. On July 1, 2010, we used $228.3 million of our cash to purchase a performing Southern California real estate loan portfolio serviced by the Bank. Our on-balance sheet liquidity ratio on a pro forma basis including this loan purchase was 16.5%.

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

        At June 30, 2010, the Company had, on a stand-alone basis, approximately $31.9 million in cash on deposit at the Bank. Management believes this amount of cash is sufficient to fund the Company's 2010 cash flow needs.

        Contractual Obligations.    The following table presents the known contractual obligations of the Company as of the date indicated:

	June 30, 2010
	Due Within One Year	Due in One to Three Years	Due in Three to Five Years	Due After Five Years	Total
	(Dollars in thousands)
Time deposits	$669,497	$420,578	$2,221	$—	$1,092,296
Long-term debt obligations	—	50,000	—	354,701	404,701
Operating lease obligations	15,596	26,354	18,601	17,345	77,896
Other contractual obligations	3,794	904	—	—	4,698

Total	$688,887	$497,836	$20,822	$372,046	$1,579,591

        Time deposits include brokered deposits of $162.3 million at June 30, 2010. Such amount includes (a) $57.8 million of customer deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits, and (b) $104.5 million of Pacific Western Bank wholesale CDs.

        Long term debt obligations include $275.0 million of callable FHLB advances which may be called by the FHLB on various call dates. While the FHLB may call the advances to be repaid for any reason, they are likely to be called if market interest rates are higher than the advances' stated rates on the call dates. If the advances are called by the FHLB, there is no prepayment penalty. Should our FHLB advances be called, we would evaluate the funding opportunities available at that time, including new secured FHLB borrowings at the prevailing market rates. As borrowing rates are currently lower than our contract rates, we do not expect our secured FHLB borrowings to be called. Debt obligations are also discussed in Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)." Operating lease obligations are discussed in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. The other contractual obligations relate to the minimum liability associated with our data and item processing contract with a third-party provider.

        We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity, and continued deposit gathering activities. We believe we have in place sufficient borrowing mechanisms for short-term liquidity needs.

Off-Balance Sheet Arrangements

        Our obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded. At June 30, 2010, our loan-related commitments, including standby letters of credit, totaled $702.4 million. The commitments which result in a funded loan increase our profitability through net interest income. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources have been and are expected to be sufficient to meet the cash requirements of our lending activities.

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

        Market risk sensitive instruments are generally defined as derivatives and other financial instruments, which include investment securities, loans, deposits, and borrowings. At June 30, 2010 we had not used any derivatives to alter our interest rate risk profile or for any other reason. However, both the repricing characteristics of our fixed rate loans and floating rate loans, the significant percentage of noninterest-bearing deposits compared to interest-earning assets, and the callable features in certain borrowings, may influence our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, interest-bearing deposits in financial institutions, Federal Home Loan Bank stock, investment securities, deposits, borrowings and subordinated debentures.

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

        We evaluated the results of our net interest income simulation and market value of equity models prepared as of June 30, 2010, the results of which are presented below. Our net interest income simulation indicates that our balance sheet is liability sensitive as rising interest rates would result in a decline in our net interest margin. This profile is primarily a result of the increased origination of fixed rate loans and variable rate loans with initial fixed rate terms, which is driven by customer demand for fixed rate products in this low interest rate environment. Our market value of equity model indicates an asset sensitive profile suggesting a sudden sustained increase in rates would result in an increase in our estimated market value of equity. This profile is a result of the assumed floors in the Company's offering rates, which are not expected to increase to the extent of the movement of market interest rates, and the significant value placed on the Company's noninterest-bearing deposits for purposes of this analysis. The divergent profile between the net interest income simulation and market value of equity model is a result of the Company's significant level of noninterest-bearing deposits. Static balances of noninterest-bearing deposits do not impact the net interest income simulation. However, the value of these deposits increase substantially in the market value of equity model when market rates are assumed to rise. In general, we view the net interest income model results as more relevant to the Company's current operating profile and manage our balance sheet based on this information.

        Net Interest Income Simulation.    We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of June 30, 2010. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our interest-sensitive assets or liabilities over the next 12 months except for the impact of the July 1, 2010 loan purchase with an offsetting decline in interest-bearing deposits in financial institutions; therefore, the results reflect an interest rate shock to a pro forma static balance sheet. This analysis calculates the difference between net interest income forecasted using both increasing and declining interest rate scenarios and net interest income forecasted using a base market interest rate derived from the U.S. Treasury yield curve at June 30, 2010. In order to arrive at the base case, we extend our balance sheet at June 30, 2010 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products' pricing as of June 30, 2010. Based on such repricings, we calculate an estimated net interest income and net interest margin.

        The repricing relationship for each of our assets and liabilities includes many assumptions. For example, many of our assets are floating rate loans, which are assumed to reprice to the same extent as the change in market rates according to their contracted index except for floating rate loans tied to our base lending rate which are assumed to reprice upward only after the first 75 basis point increase in market rates. This assumption is due to the fact that we reduced our base lending rate 100 basis points when the Federal Reserve lowered the Federal Funds benchmark rate by 175 basis points in the fourth quarter of 2008. Some loans and investment vehicles include the opportunity of prepayment (imbedded options) and the simulation model uses national indexes to estimate these prepayments and reinvest these proceeds at current simulated yields. Our deposit products reprice at our discretion and are assumed to reprice more slowly in a rising or declining interest rate environment and usually reprice at a rate less than the change in market rates. Also, a callable option feature on certain borrowings will reprice differently in a rising interest rate environment than in a declining interest rate environment. The effects of certain balance sheet attributes, such as fixed-rate loans, floating rate loans that have reached their floors and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

        The simulation analysis does not account for all factors that impact this analysis, including changes by management to mitigate the impact of interest rate changes or the impact a change in interest rates may have on our credit risk profile, loan prepayment estimates and spread relationships which can change regularly. In addition, the simulation analysis does not make any assumptions regarding loan fee income, which is a component of our net interest income and tends to increase our net interest. In

2010 loan fee income increased our net interest margin by 8 basis points. Management reviews the model assumptions for reasonableness on a quarterly basis.

        The following table presents as of June 30, 2010, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points.

Interest rate scenario(1)	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$232,891	(4.96)%	4.82%	(0.25)%
Up 200 basis points	$231,641	(5.47)%	4.80%	(0.27)%
Up 100 basis points	$233,228	(4.82)%	4.83%	(0.24)%
BASE CASE	$245,050	—	5.07%	—
Down 100 basis points	$238,674	(2.60)%	4.94%	(0.13)%
Down 200 basis points	$237,282	(3.17)%	4.91%	(0.16)%
Down 300 basis points	$237,466	(3.09)%	4.92%	(0.15)%

(1)
Includes the estimated impact of the July 1, 2010 loan purchase.

        The net interest income simulation model prepared as of June 30, 2010 suggests our balance sheet is liability sensitive. Liability sensitivity indicates that in a rising interest rate environment, our net interest margin would decrease. Due to the historically low market interest rates as of June 30, 2010 the "down" scenarios are not considered meaningful and are excluded from the following discussion. This liability sensitive profile is due to the assumed repricing characteristics of our loans, deposits and borrowings. The Federal Reserve lowered the Federal Funds benchmark rate by 175 basis points during the fourth quarter of 2008 and we reduced our base lending rate 100 basis points. While not lowering our base lending rate may prevent further compression of our net interest margin given the current low interest rate environment, our loans will act like fixed rate instruments until market rates catch up to our loan offering rates. This would have the effect of compressing our net interest margin as approximately $428.2 million of our loans have interest rates that are tied to our base lending rate and would otherwise be subject to immediate repricing. Additionally, of the remaining $779.3 million of variable rate loans that would otherwise be subject to immediate repricing, $651.0 million of such loans are at their floors and most would require an increase in interest rates of at least 300 basis points before their rates would begin to adjust. Accordingly, in the event of a sudden sustained increase in rates, we assume the cost of our liabilities would begin to increase immediately while our loans are assumed to reprice upward only after market rates exceed our interest rate floors.

        In comparing the June 30, 2010, simulation results to March 31, 2010, we have become more liability sensitive. The increase in our liability sensitivity is due mostly to the $228.3 million loan purchase which is included in the model results as of June 30, 2010. The loan purchase, while increasing our overall net interest income, increases the duration of our earning assets thereby increasing our liability-sensitive profile.

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

        The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at June 30, 2010. The following table shows the projected change in the market value of equity for the set of rate shocks presented as of June 30, 2010:

Interest rate scenario	Estimated Market Value	Percentage Change From Base	Percentage of Total Assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$621,346	12.87%	12.1%	127.7%
Up 200 basis points	$633,304	15.04%	12.3%	130.2%
Up 100 basis points	$595,752	8.22%	11.6%	122.4%
BASE CASE	$550,488	—	10.7%	113.1%
Down 100 basis points	$489,541	(11.07)%	9.5%	100.6%
Down 200 basis points	$440,805	(19.92)%	8.6%	90.6%
Down 300 basis points	$403,224	(26.75)%	7.8%	82.9%

        The results of our market value of equity model indicate an asset sensitive interest rate risk profile at June 30, 2010 demonstrated by the increase in the market value of equity in the "up" interest rate scenarios compared to the "base case". Given the historically low market interest rates as of June 30, 2010, the "down" scenarios at June 30, 2010 are not considered meaningful and excluded from the following discussion.

        Our asset sensitive position as of June 30, 2010 is due primarily to the composition of our loan portfolio which is not projected to decline in value in a rising rate environment. In this type of analysis, a higher discount rate applied to a loan portfolio will result in a lower loan value. The discount rate used to value our loan portfolio is derived from the expected offering rate for each loan type with a similar term and credit risk profile. In a rising rate environment management does not expect to increase our offering rates to the same extent as market rates and in turn our loans are not projected to lose significant value. Conversely, the discount rates for our liabilities are expected to increase to the same extent as increases in market rates. Therefore our liabilities are expected increase in value as rates rise thereby increasing the estimated market value of equity in the rising rate scenario.

        In comparing the June 30, 2010 simulation results to March 31, 2010, our base case estimated market value of equity has decreased while our overall profile has become more asset sensitive. The decrease in base case estimated market value of equity is the result of a flatter US Treasury yield curve, as compared to March 31, 2010, thereby decreasing the estimated value of our core deposits for purposes of this analysis. The flatter US Treasury yield curve also increased asset sensitivity compared to March 31, 2010 which resulted in an increase in the estimated value of our loans in the "up" scenarios as the Company's offering rates are not expected to increase substantially above our interest rate floors.

        Gap Analysis.    As part of the interest rate management process, we use a gap analysis. A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest-sensitive assets and interest-bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match the volume of interest sensitive assets and interest bearing liabilities repricing over different time intervals. The following table illustrates the volume and repricing characteristics of our balance sheet at June 30, 2010 over the indicated time intervals:

	Amounts Maturing or Repricing In
June 30, 2010	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Non Interest Rate Sensitive	Total
	(Dollars in thousands)
ASSETS
Cash and deposits in financial institutions	$316,242	$—	$115	$—	$97,029	$413,386
Investment securities	8,248	5,555	49,618	645,561	—	708,982
Loans, net of unearned income	1,418,080	372,784	963,703	1,021,248	—	3,775,815
Other assets	—	—	—	—	255,499	255,499

Total assets	$1,742,570	$378,339	$1,013,436	$1,666,809	$352,528	$5,153,682

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$—	$—	$—	$—	$1,395,510	$1,395,510
Interest-bearing demand, money market and savings	1,734,133	—	—	—	—	1,734,133
Time deposits	277,608	391,889	422,799	—	—	1,092,296
Borrowings	—	—	50,000	225,000	—	275,000
Subordinated debentures	87,631	20,619	—	18,558	2,893	129,701
Other liabilities	—	—	—	—	40,457	40,457
Stockholders' equity	—	—	—	—	486,585	486,585

Total liabilities and stockholders' equity	$2,099,372	$412,508	$472,799	$243,558	$1,925,445	$5,153,682

Period gap	$(356,802)	$(34,169)	$540,637	$1,423,251	$(1,572,917)
Cumulative interest-earning assets	$1,742,570	$2,120,909	$3,134,345	$4,801,154
Cumulative interest-bearing liabilities	$2,099,372	$2,511,880	$2,984,679	$3,228,237
Cumulative gap	$(356,802)	$(390,971)	$149,666	$1,572,917
Cumulative interest-earning assets to cumulative interest-bearing liabilities	83.0%	84.4%	105.0%	148.7%
Cumulative gap as a percent of:
Total assets	(6.9)%	(7.6)%	2.9%	30.5%
Interest earning assets	(8.0)%	(8.7)%	3.3%	35.1%

        All amounts are reported at their contractual maturity or repricing periods, except for $48.6 million in FHLB stock which is shown as a longer-term repricing investment because of the FHLB's suspended/reduced stock redemptions and dividend payments. This analysis makes certain assumptions as to interest rate sensitivity of savings and NOW accounts which have no stated maturity and have had very little rate fluctuation in the past three years. Money market accounts are repriced at management's discretion and generally are more rate sensitive.

        At June 30, 2010, we had a three-month negative gap position of $356.8 million, an increase of $194.8 million from the $162.0 million negative gap position at March 31, 2010. The increase is due primarily to declines in loans and cash, offset partially by a reduction in time deposits. The decline in loans during the second quarter reflects charge-offs, foreclosures, payoffs and weakened economic conditions which have lowered the demand for loans and presented fewer acceptable lending opportunities. The decline in cash during the second quarter reflects the purchase of investment securities and the repayment of $125 million in FHLB advances. The reduction in time deposits with maturities under three months during the second quarter of 2010 is due mostly to customers preferring to roll over maturing time deposits into those with longer maturities to achieve a higher return.

        The preceding table indicates that we had a negative one year cumulative gap of $391.0 million at June 30, 2010, a decrease of $8.4 million from the negative gap position at March 31, 2010 and a decrease of $331.8 million from the negative gap position of $722.8 million at December 31, 2009. The decrease in the negative gap is primarily attributable to the decreases in both time deposits and borrowings and the increase in interest bearing deposit balances. This gap position suggests that we are liability sensitive and if rates were to increase, our net interest margin would most likely decrease. Conversely, if rates were to decrease, our net interest margin would most likely increase. The ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year at June 30, 2010, is 84.4%. This one year gap position indicates that interest expense is likely to be affected to a greater extent than interest income for any changes in interest rates within one year from June 30, 2010.

        Borrowings includes three long term advances totaling $275.0 million with maturity dates of 2013 or later which contain quarterly call options and may be called by the FHLB on various call dates as detailed in Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)." While the FHLB may call the advances to be repaid for any reason, they are likely to be called if market interest rates, for borrowings of similar remaining term, are higher than the advances' stated rates on the call dates. If the advances are called by the FHLB, there is no prepayment penalty. Should our FHLB advances be called, we would evaluate the funding opportunities available at that time, including new secured borrowings from the FHLB at the then market rates. As borrowing rates are currently lower than our contract rates, we do not expect our secured FHLB borrowings to be called. We may repay the advances with a prepayment penalty at any time.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Repurchases of Common Stock

        The following table presents stock purchases made during the second quarter of 2010:

	Total Shares Purchased(a)	Average Price Per Share
April 1 - April 30, 2010	147	$24.01
May 1 - May 31, 2010	2,797	22.05
June 1 - June 30, 2010	857	19.01

Total	3,801	$21.44

(a)
Shares repurchased in satisfaction of financial obligations incurred through the vesting of the Company's restricted stock.

ITEM 6.   Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended, of PacWest Bancorp, a Delaware corporation (Exhibit 3.1 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
3.2	Certificate of Amendment, dated May 14, 2010, to Certificate of Incorporation of PacWest Bancorp (Exhibit 3.1 to Form 8-K filed on May 14, 2010 and incorporated herein by this reference).
3.3	Bylaws of PacWest Bancorp, a Delaware corporation, dated April 22, 2008 (Exhibit 3.2 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACWEST BANCORP
Date: August 6, 2010	/s/ VICTOR R. SANTORO Victor R. Santoro Executive Vice President and Chief Financial Officer