Form 10-Q
period 2010-09-30
PACWEST BANCORP
filed 2010-11-08
CIK 1102112

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
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

        As of November 1, 2010 there were 35,348,681 shares of the registrant's common stock outstanding, excluding 1,359,594 shares of unvested restricted stock.

PACWEST BANCORP AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements (Unaudited)

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Par Value Data)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$91,615	$93,915
Interest-earning deposits in financial institutions	68,470	117,133

Total cash and cash equivalents	160,085	211,048

Non-covered securities available-for-sale	737,642	371,575
Covered securities available-for-sale	51,125	52,125

Total securities available-for sale, at extimated fair value	788,767	423,700
Federal Home Loan Bank stock, at cost	57,332	50,429

Total investment securities	846,099	474,129

Non-covered loans, net of unearned income	3,318,409	3,707,383
Allowance for loan losses	(96,494)	(118,717)

Total non-covered loans, net	3,221,915	3,588,666
Covered loans, net	966,140	621,686

Total loans	4,188,055	4,210,352

Non-covered other real estate owned, net	24,598	43,255
Covered other real estate owned, net	55,244	27,688

Total other real estate owned	79,842	70,943

Premises and equipment, net	21,138	22,546
Goodwill	46,228	—
Core deposit and customer relationship intangibles	28,441	33,296
Cash surrender value of life insurance	65,735	66,149
FDIC loss sharing asset	141,591	112,817
Other assets	165,708	122,799

Total assets	$5,742,922	$5,324,079

LIABILITIES
Noninterest-bearing deposits	$1,467,862	$1,302,974
Interest-bearing deposits	3,333,052	2,791,595

Total deposits	4,800,914	4,094,569
Borrowings	275,000	542,763
Subordinated debentures	129,648	129,798
Accrued interest payable and other liabilities	43,598	50,176

Total liabilities	5,249,160	4,817,306

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value; authorized 75,000,000 and 50,000,000 shares at September 30, 2010 and December 31, 2009, respectively; issued 36,862,990 and 35,128,452 shares, respectively (includes 1,359,594 and 1,095,417 shares of unvested restricted stock, respectively)	369	351
Additional paid-in capital	1,084,205	1,053,584
Accumulated deficit	(599,354)	(545,026)
Treasury stock, at cost—154,715 and 113,130 shares at September 30, 2010 and December 31, 2009, respectively	(2,868)	(2,032)
Accumulated other comprehensive income (loss)	11,410	(104)

Total stockholders' equity	493,762	506,773

Total liabilities and stockholders' equity	$5,742,922	$5,324,079

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2010	June 30, 2010	September 30, 2009
				2010	2009
Interest income:
Loans	$68,480	$62,314	$64,658	$194,539	$188,168
Investment securities	6,519	5,702	2,741	17,342	5,928
Deposits in financial institutions	131	245	111	505	209

Total interest income	75,130	68,261	67,510	212,386	194,305

Interest expense:
Deposits	6,375	6,945	7,754	20,209	24,441
Borrowings	2,129	2,216	3,989	7,013	11,197
Subordinated debentures	1,459	1,483	1,530	4,357	4,948

Total interest expense	9,963	10,644	13,273	31,579	40,586

Net interest income	65,167	57,617	54,237	180,807	153,719

Provision for credit losses:
Non-covered loans	17,050	14,100	75,000	143,677	107,000
Covered loans	7,400	8,850	—	36,950	—

Total provision for credit losses	24,450	22,950	75,000	180,627	107,000

Net interest income (expense) after provision for credit losses	40,717	34,667	(20,763)	180	46,719

Noninterest income:
Service charges on deposit accounts	2,861	2,666	2,960	8,256	9,118
Other commissions and fees	1,760	1,845	1,721	5,395	5,152
Other-than-remporary impairment loss on securities	(874)	—	—	(874)	—
Increase in cash surrender value of life insurance	353	369	371	1,120	1,204
FDIC loss sharing income, net	6,406	7,029	—	29,607	—
Gain from Affinity acquisition	—	—	66,989	—	66,989
Other income	279	173	584	632	1,616

Total noninterest income	10,785	12,082	72,625	44,136	84,079

Noninterest expense:
Compensation	23,060	21,068	20,128	63,539	57,853
Occupancy	6,872	6,576	6,435	20,406	19,283
Data processing	2,121	1,892	1,810	5,982	5,115
Other professional services	2,694	2,042	1,857	6,734	4,867
Business development	571	655	528	1,893	1,878
Communications	811	795	762	2,410	2,143
Insurance and assessments	2,431	2,611	2,010	7,316	7,479
Other real estate owned, net	1,832	536	8,141	12,978	18,369
Intangible asset amortization	2,434	2,424	2,578	7,282	7,192
Reorganization and lease charges	—	—	—	—	1,215
Other expense	3,348	4,174	2,842	10,977	8,597

Total noninterest expense	46,174	42,773	47,091	139,517	133,991

Earnings (loss) before income taxes	5,328	3,976	4,771	(95,201)	(3,193)
Income tax (expense) benefit	(1,828)	(1,271)	(2,046)	40,873	1,623

Net earnings (loss)	$3,500	$2,705	$2,725	$(54,328)	$(1,570)

Earnings (loss) per share:
Basic	$0.10	$0.07	$0.08	$(1.55)	$(0.06)
Diluted	$0.10	$0.07	$0.08	$(1.55)	$(0.06)
Dividends declared per share	$0.01	$0.01	$0.01	$0.03	$0.34

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2010	June 30, 2010	September 30, 2009
				2010	2009
Net earnings (loss)	$3,500	$2,705	$2,725	$(54,328)	$(1,570)
Other comprehensive income (loss), net of related income taxes:
Unrealized holding gains (losses) on securities available-for-sale arising during the period	2,869	7,420	1,098	11,514	1,351

Comprehensive income (loss)	$6,369	$10,125	$3,823	$(42,814)	$(219)

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in Thousands, Except Share Data)

(Unaudited)

	Common Stock
						Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total
Balance as of January 1, 2010	35,015,322	$351	$1,053,584	$(545,026)	$(2,032)	$(104)	$506,773
Net loss	—	—	—	(54,328)	—	—	(54,328)
Issuance of common stock	1,348,040	14	26,573	—	—	—	26,587
Tax effect from vesting of restricted stock	—	—	(1,427)	—	—	—	(1,427)
Restricted stock awarded and earned stock compensation, net of shares forfeited	386,498	4	6,559	—	—	—	6,563
Restricted stock surrendered	(41,585)	—	—	—	(836)	—	(836)
Cash dividends paid ($0.03 per share)	—	—	(1,084)	—	—	—	(1,084)
Other comprehensive income—increase in net unrealized gain on securities available-for-sale, net of tax effect of $8.3 million	—	—	—	—	—	11,514	11,514

Balance as of September 30, 2010	36,708,275	$369	$1,084,205	$(599,354)	$(2,868)	$11,410	$493,762

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(54,328)	$(1,570)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,190	11,290
Provision for credit losses	180,627	107,000
Gain from Affinity acquisition	—	(66,989)
(Gain) loss on sale of other real estate owned	(4,044)	1,320
Provision for losses on other real estate owned	14,778	13,697
(Gain) loss on sale of premises and equipment	(14)	12
Impairment loss on securities	874	—
Restricted stock amortization	6,563	6,284
Tax effect included in stockholders' equity of restricted stock vesting	1,427	1,295
Increase in accrued and deferred income taxes, net	(41,718)	(13,276)
Decrease in FDIC loss sharing asset	40,470	—
Decrease in other assets	13,578	11,351
Decrease in accrued interest payable and other liabilities	(8,991)	(20,037)

Net cash provided by operating activities	153,412	50,377

Cash flows from investing activities:
Cash paid to FDIC in settlement of Security Pacific Bank deposit acquisition	—	(109)
Net cash acquired in Los Padres Bank and Affinity Bank acquisitions	171,366	251,679
Net decrease in net loans outstanding	24,043	71,708
Proceeds from sale of loans	204,164	30
Securities available-for-sale:
Proceeds from maturities and paydowns	135,295	53,009
Purchases	(448,856)	(132,501)
Net redemptions of FHLB stock	3,744	—
Proceeds from sales of other real estate owned	61,560	28,533
Capitalized costs to complete other real estate owned	(638)	(863)
Purchases of premises and equipment, net	(2,481)	(2,564)
Proceeds from sales of premises and equipment	28	69

Net cash provided by investing activities	148,225	268,991

Cash flows from financing activities:
Net increase (decrease) in deposits:
Noninterest-bearing	131,166	99,468
Interest-bearing	(177,006)	(395,272)
Net proceeds from issuance of common stock	26,587	148,782
Restricted stock surrendered	(836)	(929)
Tax effect included in stockholders' equity of restricted stock vesting	(1,427)	(1,295)
Net decrease in borrowings	(330,000)	(20,383)
Cash dividends paid	(1,084)	(10,800)

Net cash used in financing activities	(352,600)	(180,429)

Net (decrease) increase in cash and cash equivalents	(50,963)	138,939
Cash and cash equivalents at beginning of period	211,048	159,870

Cash and cash equivalents at end of period	$160,085	$298,809

Supplemental disclosures of cash flow information:
Cash paid for interest	$32,163	$41,979
Cash paid for income taxes	810	11,625
Loans transferred to other real estate owned	45,669	43,800

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

        Pacific Western is a full-service commercial bank offering a broad range of banking products and services. We accept time and demand deposits, fund loans including real estate, construction, SBA and commercial loans, and offer other business oriented banking products. Our operations are primarily located in Southern California, but we expanded our presence in California's Central Coast with the acquisition of Los Padres Bank on August 20, 2010. See Note 2 for more information on this acquisition. The Bank focuses on conducting business with small to medium sized businesses in our marketplace and the owners and employees of those businesses. We acquired through two FDIC-assisted mergers three banking offices in the San Francisco Bay area and three offices in Arizona. Through our asset-based lending function, we also operate in Arizona, Northern California, and the Pacific Northwest.

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

        We have completed 22 acquisitions since May 2000, including the Los Padres Bank acquisition on August 20, 2010. See Notes 2 and 3 for more information about our acquisitions.

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

        As described in Note 2 below, Pacific Western acquired assets and assumed liabilities of the former Los Padres Bank ("Los Padres") in an FDIC-assisted transaction, which we refer to as the Los Padres acquisition. The acquired assets and assumed liabilities were measured at their estimated fair values. Management made significant estimates and exercised significant judgment in estimating fair values and accounting for the acquisition of Los Padres.

  Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year's presentation.

NOTE 2—ACQUISITIONS

        Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Results of operations of an acquired business are included in the statement of earnings from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred. We adopted this guidance as of January 1, 2009 and applied it to the Los Padres and Affinity acquisitions.

        For acquisitions completed prior to January 1, 2009, the estimated merger-related charges associated with each acquisition were recorded as a liability at closing when the related purchase price was allocated. For each acquisition, we developed an integration plan for the Company that addressed, among other things, requirements for staffing, systems platforms, branch locations and other facilities. The remaining merger-related liability totals $1.1 million at September 30, 2010 and represents the estimated lease payments, net of estimated sublease income, for the remaining life of leases for abandoned space.

Federally Assisted Acquisition of Los Padres Bank

        On August 20, 2010, Pacific Western Bank acquired certain assets and liabilities of Los Padres Bank from the Federal Deposit Insurance Corporation ("FDIC") in an FDIC-assisted transaction. The FDIC assistance is embodied in a loss sharing agreement with the FDIC that covers a substantial portion of any future losses on loans and other real estate owned. Under the terms of such loss sharing agreement, the FDIC will absorb 80% of losses and share in 80% of loss recoveries. We refer to the acquired assets subject to the loss sharing agreement collectively as "covered assets." The loss sharing arrangement for single family and commercial (non-single family) loans is in effect for 10 years and 5 years, respectively, from the acquisition date and the loss recovery provisions are in effect for 10 years and 8 years, respectively, from the acquisition date. Los Padres was a federally chartered savings bank headquartered in Solvang, California that operated 14 branches, including 11 branches in California (three in Ventura County, four in Santa Barbara County, and four in San Luis Obispo County) and three branches in Arizona (Maricopa County). We made this acquisition to expand our presence in the Central Coast of California.

        The operations of Los Padres Bank are included in our operating results from August 20, 2010, and added revenue of $2.8 million, non-interest expenses of $2.1 million, and net earnings of $420,000 for the third quarter of 2010. Such operating results are not necessarily indicative of future operating results. Los Padres' results of operations prior to the acquisition are not included in our operating results.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 2—ACQUISITIONS (Continued)

        The Los Padres acquisition has been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the August 20, 2010 acquisition date. Such fair values are preliminary estimates and are subject to adjustment for up to one year after the acquisition date or when additional information relative to closing date fair values becomes available and such information is considered final, whichever is earlier. The application of the acquisition method of accounting resulted in goodwill of $46.2 million. Such goodwill includes $9.5 million related to the FDIC's settlement accounting for Los Padres' wholly-owned subsidiary. We disagree with the FDIC's accounting for this item and are in process of negotiating with the FDIC to resolve this matter. Should we be successful in our negotiations, goodwill would be reduced by a cash payment to us from the FDIC of $9.5 million. No assurance can be given, however, that we will be successful in our efforts.

        In the Los Padres acquisition, the estimated fair value of the liabilities assumed exceeded the estimated fair value of the assets acquired. The excess of the fair value of the liabilities assumed over the fair value of the assets acquired is goodwill. All of the recognized goodwill is expected to be deductible for tax purposes. The determination of goodwill is influenced significantly by the FDIC-assisted transaction process. Under the FDIC-assisted transaction process, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer's bid, the FDIC may be required to make a cash payment to the acquirer. In the Los Padres Acquisition, we acquired net liabilities with cost basis of $160.8 million, received $144.0 million in a cash payment, and established a $13.4 million receivable from the FDIC that is net of the $3.4 million deposit premium we paid. The receivable from the FDIC is due at final settlement. A summary of the net liabilities received from the FDIC and the estimated fair value adjustments resulting in goodwill follows:

August 20, 2010
(In thousands)
Los Padres cost basis net liabilities on August 20, 2010	$(160,794)
Cash received and due from the FDIC	160,794
Fair value adjustments—
Net increase (decrease) in acquired assets:
Loans	(99,332)
Other real estate owned	(4,507)
FDIC loss sharing asset	69,244
Core deposit intangible	2,427
Receivable from subsidiary	(9,513)
Miscellaneous	(674)
Net (increase) decrease in assumed liabilities:
Time deposits	(467)
FHLB advances	(13)

Total fair value adjustments	(42,835)
Deposit premium paid	(3,393)

Goodwill resulting from the Los Padres acquisition	$46,228

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 2—ACQUISITIONS (Continued)

        The statement of assets acquired and liabilities assumed at their estimated fair values as of August 20, 2010 are presented in the following table.

August 20, 2010
(In thousands)
Assets
Cash and cash equivalents	$171,366
Investment securities	44,251
Loans	440,219
Other real estate owned	33,394
Core deposit intangible	2,427
Goodwill	46,228
FDIC loss sharing asset	69,244
Other assets	16,954

Total assets acquired at fair value	$824,083

Liabilities
Deposits	$752,185
FHLB advances	70,013
Other liabilities	1,885

Total liabilities assumed at fair value	$824,083

  Covered loans

        We refer to the loans acquired in the Los Padres acquisition as "covered loans" as we will be reimbursed for a substantial portion of any future losses on them under the terms of the FDIC loss sharing agreement. We account for loans under ASC 310-30 ("acquired impaired loan accounting") when (a) we acquire loans deemed to be impaired when there is evidence of credit deterioration since the origination and it is probable at the date of acquisition that we would be unable to collect all contractually required payments and (b) as a general policy election for non-impaired loans that we acquire. We may refer to acquired loans accounted for under ASC 310-30 as "acquired impaired loans". Revolving credit agreements such as home equity lines and credit card loans are excluded from acquired impaired loan accounting requirements. We acquired $34.5 million, at fair value, of revolving credit agreements, mainly home equity loans and commercial asset-based lines of credit, where the borrower had revolving privileges on the acquisition date; we account for such revolving covered loans in accordance with accounting requirements for purchased non-impaired loans.

        The acquired covered loans were recorded at their estimated fair value at the time of acquisition. Fair value of acquired loans is determined using a discounted cash flow model based on assumptions about the amount and timing of principal and interest payments, estimated prepayments, estimated default rates, estimated loss severity in the event of defaults, and current market rates. Estimated credit losses are included in the determination of fair value; therefore, an allowance for loan losses is not recorded on the acquisition date.

        For acquired impaired loans, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the "undiscounted contractual cash flows") and (b) estimated the

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 2—ACQUISITIONS (Continued)

amount and timing of undiscounted expected principal and interest payments (the "undiscounted expected cash flows"). Under acquired impaired loan accounting, the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents an estimate of the loss exposure of principal and interest related to the covered acquired impaired loans portfolio and such amount is subject to change over time based on the performance of such covered loans. The carrying value of covered acquired impaired loans is reduced by payments received, both principal and interest, and increased by the portion of the accretable yield recognized as interest income.

        The excess of expected cash flows at acquisition over the initial fair value of acquired impaired loans is referred to as the "accretable yield" and is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable. Subsequent to acquisition, the Company aggregates loans into pools of loans with common credit risk characteristics such as loan type and risk rating. Increases in expected cash flows over those originally estimated increase the accretable yield and are recognized as interest income prospectively. Decreases in the amount and changes in the timing of expected cash flows compared to those originally estimated decrease the accretable yield and usually result in a provision for loan losses and the establishment of an allowance for loan losses.

        Under acquired impaired loan accounting, purchased loans are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when expected cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans as long as the estimated cash flows are received as expected. If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income may be recognized on a cash basis or as a reduction of the principal amount outstanding.

        At the August 20, 2010 acquisition date, we estimated the fair value of the Los Padres loan portfolio at $440.2 million.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 2—ACQUISITIONS (Continued)

        A summary of the covered loans acquired in the Los Padres acquisition as of August 20, 2010 and the related discount is as follows:

August 20, 2010
(In thousands)
Commercial real estate	$233,560
Single family	113,371
Multi-family	65,835
Construction and land	55,217
Commercial and industrial	43,988
Home equity lines of credit	26,220
Consumer(1)	1,360

Total gross loans	539,551
Discount resulting from acquisition date fair value adjustment	(99,332)

Total net loans	$440,219

(1)
Includes $828,000 of loans not covered by loss sharing agreement.

        The carrying value of covered loans purchased in the Los Padres acquisition, where we applied acquired impaired loan accounting, was $405.7 million at August 20, 2010. The undiscounted contractual cash flows for such covered acquired impaired loans was $681.9 million and the undiscounted estimated cash flows not expected to be collected was $129.9 million on the acquisition date.

        The accretable yield represents the amount by which the undiscounted expected cash flows exceed the estimated fair value. The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the acquired impaired loans. As of August 20, 2010, the weighted average contractual maturity of the acquired impaired loans was 8 years. The following table summarizes the accretable yield on the covered loans purchased in the Los Padres acquisition and accounted for under acquired impaired loan accounting as of August 20, 2010:

Accretable Yield
(In thousands)
Undiscounted contractual cash flows	$681,936
Undiscounted cash flows not expected to be collected (nonaccretable difference)	(129,866)

Undiscounted cash flows expected to be collected	552,070
Estimated fair value of loans acquired	(405,656)
Acquired accrued interest receivable	(2,436)

Accretable yield	$143,978

        Acquired revolving lines of credit were recorded at fair value. The carrying amount of covered revolving lines of credit was $34.5 million, net of a $12.2 million discount, at August 20, 2010. The difference between the loan balances and fair value will be accreted to interest income over the life of

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 2—ACQUISITIONS (Continued)

the loans on a straight-line basis. The estimated life of the purchased revolving lines of credit agreements was 6 years. Such loans will be subject to our allowance for credit loss methodology, and a provision for credit losses will be recorded when the required allowance exceeds the remaining credit discount.

  Covered Other Real Estate Owned

        Other real estate owned covered under loss sharing agreements with the FDIC is recorded at fair value and is also carried exclusive of the FDIC loss sharing asset. Subsequent decreases in fair value estimates for covered other real estate owned results in a reduction of the covered other real estate owned carrying amounts with a charge against earnings; further, a partial offset of such amount will be credited to FDIC loss sharing noninterest income reflecting the increase to the FDIC loss sharing asset.

  FDIC Loss Sharing Asset

        The FDIC loss sharing asset is initially recorded at fair value which represents the present value of the estimated cash payments from the FDIC for future losses on covered assets. The estimated gross cash flows associated with this asset are $74.9 million. The ultimate collectibility of this asset is dependent upon the performance of the underlying covered assets, the passage of time and claims paid by the FDIC.

  Federally Assisted Acquisition of Affinity Bank

        On August 28, 2009, Pacific Western Bank acquired certain assets and assumed certain liabilities of Affinity Bank ("Affinity") from the FDIC in an FDIC-assisted transaction. We entered into a loss sharing agreement with the FDIC, whereby the FDIC will cover a substantial portion of any future losses on loans, other real estate owned and certain investment securities. Under the terms of this loss sharing agreement, the FDIC will absorb 80% of losses and receive 80% of loss recoveries on the first $234 million of losses on Affinity covered assets and absorb 95% of losses and receive 95% of loss recoveries on Affinity covered assets exceeding $234 million. The Affinity loss sharing agreement is in effect for 5 years for commercial assets (non-residential loans, commercial OREO and certain securities) and 10 years for residential assets, both loans and OREO, from the August 28, 2009 acquisition date. The Affinity loss recovery provisions are in effect for 8 years for commercial assets and 10 years for residential assets from the acquisition date. Through September 30, 2010, we have claimed $116.1 million in gross losses related to covered assets under the loss sharing agreement. Affinity was a full service commercial bank headquartered in Ventura, California that operated 10 branch locations in California. We made this acquisition to expand our presence in California.

        The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the August 28, 2009 acquisition date.

  Unaudited Pro Forma Results of Operations

        The following table presents our unaudited pro forma results of operations for the periods presented as if the Los Padres and Affinity acquisitions had been completed on January 1, 2009. The unaudited pro forma results of operations include the historical accounts of the Company, Los Padres and Affinity and pro forma adjustments as may be required, including the amortization of intangibles

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 2—ACQUISITIONS (Continued)

with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of our future operating results or operating results that would have occurred had this acquisition been completed at the beginning of 2009. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Revenues (net interest income plus noninterest income)	$79,760	$78,333	$239,269	$256,530
Net (loss) earnings	$3,888	$(39,637)	$(56,196)	$(57,296)
Net (loss) income per share:
Basic	$0.11	$(1.23)	$(1.61)	$(1.84)
Diluted	$0.11	$(1.23)	$(1.61)	$(1.84)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill and intangible assets arise from purchase business combinations. Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead tested for impairment no less than annually. Impairment is determined in accordance with ASC 350, "Intangibles—Goodwill and Other" and is based on the reporting unit. Impairment exists when the carrying value of goodwill exceeds its implied fair value. An impairment loss is recognized in an amount equal to that excess and is included in noninterest expense in the consolidated statement of earnings (loss). The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. First, the fair value of the reporting unit is determined, which is the price that would be received to sell the unit as a whole in an orderly transaction between market participants. Then, the estimated fair value of the reporting unit is allocated to all of the reporting unit's individual assets and liabilities as if the reporting unit had been acquired in a business combination and the estimated fair value of the reporting unit was the price paid to acquire it. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Goodwill in the amount $46.2 million was recorded in the August 2010 Los Padres acquisition.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2010	June 30, 2010	September 30, 2009
				2010	2009
	(In thousands)
Gross amount of CDI and CRI:
Balance at beginning of period	$75,911	$75,911	$73,099	$75,911	$72,990
Adjustment to Security Pacific Bank CDI	—	—	—	—	109
Additions	2,427	—	2,812	2,427	2,812

Balance at end of period	78,338	75,911	75,911	78,338	75,911

Accumulated amortization:
Balance at beginning of period	(47,463)	(45,039)	(37,682)	(42,615)	(33,068)
Amortization	(2,434)	(2,424)	(2,578)	(7,282)	(7,192)

Balance at end of period	(49,897)	(47,463)	(40,260)	(49,897)	(40,260)

Net CDI and CRI at end of period	$28,441	$28,448	$35,651	$28,441	$35,651

        The aggregate amortization expense related to the intangible assets is expected to be $9.7 million for 2010. The estimated aggregate amortization expense related to these intangible assets for each of the subsequent four years is $8.5 million for 2011, $6.1 million for 2012, $4.5 million for 2013, and $2.9 million for 2014.

NOTE 4—INVESTMENT SECURITIES

  Securities Available-for-Sale

        The amortized cost, gross unrealized gains and losses and estimated fair values of securities available-for-sale are presented in the tables below as of the dates indicated. The private label collateralized mortgage obligations were acquired in the Affinity acquisition and are covered by a FDIC

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—INVESTMENT SECURITIES (Continued)

loss sharing agreement. Other securities include an investment in overnight money market funds at a financial institution. See Note 9 for information on fair value measurements and methodology.

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Government-sponsored entity debt securities	$33,221	$124	$—	$33,345
Municipal securities	7,439	208	(4)	7,643
Residental mortgage-backed securities:
Government and government-sponsored entity pass through securities	621,622	15,714	(223)	637,113
Government and government-sponsored entity collateralized mortgage obligations	56,347	997	(106)	57,238
Covered private label collateralized mortgage obligations	48,163	5,619	(2,657)	51,125
Other securities	2,303	—	—	2,303

Total securities available-for-sale	$769,095	$22,662	$(2,990)	$788,767

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Government-sponsored entity debt securities	$38,945	$22	$(319)	$38,648
Municipal securities	7,880	334	—	8,214
Residental mortgage-backed securities:
Government and government-sponsored entity pass through securities	232,717	3,655	(840)	235,532
Government and government-sponsored entity collateralized mortgage obligations	89,087	512	(2,702)	86,897
Covered private label collateralized mortgage obligations	52,967	713	(1,555)	52,125
Other securities	2,284	—	—	2,284

Total securities available-for-sale	$423,880	$5,236	$(5,416)	$423,700

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

(Unaudited)

NOTE 4—INVESTMENT SECURITIES (Continued)

        The following table presents the contractual maturity distribution of our available-for-sale securities portfolio based on amortized cost and fair value as of the date indicated:

	September 30, 2010
	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$7,890	$7,928
Due after one year through five years	30,507	31,141
Due after five years through ten years	50,042	51,379
Due after ten years	680,656	698,319

Total securities available-for-sale	$769,095	$788,767

        At September 30, 2010, the estimated fair value of debt securities and residential mortgage-backed debt securities issued by the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac") was approximately $617.0 million. We do not own any equity securities issued by Fannie Mae or Freddie Mac.

        As of September 30, 2010, securities available-for-sale with an estimated fair value of $155.0 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.

        The following table presents the estimated fair values and the gross unrealized losses on securities by length of time the securities have been in an unrealized loss position at the dates indicated:

	September 30, 2010						December 31, 2009
	Less Than 12 Months		12 Months or Longer		Total		Less Than 12 Months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
Government-sponsored entity debt securities	$—	$—	$—	$—	$—	$—	$35,626	$(319)
Municipal securities	236	(4)	—	—	236	(4)	—	—
Residential mortgage-backed securities:
Government and government-sponsored entity pass through securities	59,926	(223)	—	—	59,926	(223)	113,621	(840)
Government and government-sponsored entity collateralized mortgage obligations	6,127	(82)	2,685	(24)	8,812	(106)	64,661	(2,702)
Covered private label collateralized mortgage obligations	2,651	(1,303)	4,007	(1,354)	6,658	(2,657)	30,511	(1,555)

Total	$68,940	$(1,612)	$6,692	$(1,378)	$75,632	$(2,990)	$244,419	$(5,416)

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—INVESTMENT SECURITIES (Continued)

        We reviewed the securities that were in a continuous loss position less than 12 months and longer than 12 months at September 30, 2010, and concluded that their losses were a result of the level of market interest rates relative to the types of securities in our investment portfolio and not a result of the underlying issuers' abilities to repay. Accordingly, we determined that the securities were temporarily impaired. Additionally, we have the ability to hold these securities until their fair values recover to their costs, and therefore did not recognize the temporary impairment in the consolidated statements of earnings (loss).

        During the quarter we determined that one covered private label collateralized mortgage obligation security was fully impaired due to deteriorating cash flows and significant delinquency of the underlying loan collateral and recorded an other-than-temporary impairment loss of $874,000 in the consolidated statement of earnings (loss). This loss is offset by FDIC loss sharing income of $699,000, which represents the FDIC's 80% share of the loss.

  FHLB Stock

        At September 30, 2010, the Company had a $57.3 million investment in Federal Home Loan Bank of San Francisco (FHLB) stock carried at cost. This amount includes $10.7 million acquired in the Los Padres acquisition. In January 2009, the FHLB announced that it suspended excess FHLB stock redemptions and dividend payments. Since this announcement, the FHLB has declared and paid four cash dividends, though at rates less than that paid in the past, and repurchased $3.7 million of our excess stock. We evaluated the carrying value of our FHLB stock investment at September 30, 2010 and determined that it was not impaired. Our evaluation considered the long-term nature of the investment, the liquidity position of the FHLB, the actions being taken by the FHLB to address its regulatory situation, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

NOTE 5—COVERED LOANS AND COVERED OTHER REAL ESTATE OWNED

  Covered Loans

        We refer to the loans acquired in the Los Padres and Affinity acquisitions as "covered loans" as we will be reimbursed for a substantial portion of any future losses on them under the terms of the FDIC loss sharing agreements. At the August 20, 2010 acquisition date, we estimated the fair value of the Los Padres loan portfolio at $440.2 million, which represented the expected cash flows from the

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—COVERED LOANS AND COVERED OTHER REAL ESTATE OWNED (Continued)

portfolio discounted at a market-based rate. The carrying values of the covered loans were as follows as of the dates indicated:

	September 30, 2010	December 31, 2009
	(In thousands)
Covered loans, gross	$1,183,105	$742,535
Less: discount	(176,786)	(102,849)

Covered loans, net of discount	1,006,319	639,686
Less: allowance for loan losses	(40,179)	(18,000)

Covered loans, net	$966,140	$621,686

        The amount by which the undiscounted expected cash flows exceed the estimated fair value of the acquired impaired loans on the acquisition date is the initial accretable yield. The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. The following table summarizes the changes in the carrying amount of covered acquired impaired loans and accretable yield on those loans for the period indicated:

	Covered Acquired Impaired Loans
	Carrying Amount	Accretable Yield
	(In thousands)
Balance as of January 1, 2010	$621,686	$(226,446)
Addition	405,656	(143,978)
Accretion	35,708	35,708
Payments received	(91,529)	—
Decrease in expected cash flows	—	16,292
Provision for credit losses	(36,950)	—

Balance as of September 30, 2010	$934,571	$(318,424)

        The carrying amount of covered revolving lines of credit is $31.6 million, net of a $12.1 million discount, at September 30, 2010.

        The covered loans are subject to our internal and external credit review. If and when deterioration in the expected cash flows occurs, a provision for credit losses will be charged to earnings for the full amount without regard to the FDIC loss sharing agreements. The portion of the estimated loss reimbursable from the FDIC will be recorded in FDIC loss sharing income, net and will increase the FDIC loss sharing asset. During the third quarter of 2010 we recorded a provision for credit losses of $7.4 million on the covered loan portfolio; such provision represents credit deterioration since the Affinity acquisition date based on decreases in expected cash flows on certain covered loans measured as of September 30, 2010 compared to acquisition date expected cash flows. We recorded $6.4 million in FDIC loss sharing income, net during the third quarter of 2010 primarily to reflect the FDIC's share of this estimated loss.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—COVERED LOANS AND COVERED OTHER REAL ESTATE OWNED (Continued)

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

        The following table summarizes covered OREO by property type as of the date indicated:

Property Type	September 30, 2010
(In thousands)
Construction and land development	$17,322
Commercial real estate	13,557
Multi-family	11,219
Single family residence	13,146

Total covered OREO	$55,244

        The following table summarizes the activity related to the covered OREO for the period indicated:

Covered OREO
(In thousands)
Balance as of January 1, 2010	$27,688
Addition due to acquisition	33,394
Foreclosures	14,239
Write-downs from updated appraisals	(3,415)
Reductions related to sales	(16,662)

Balance as of September 30, 2010	$55,244

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

FDIC Loss Sharing Asset
(In thousands)
Balance as of January 1, 2010	$112,817
Addition due to acquisition	69,244
FDIC share of additional losses	31,377
Cash payments received from FDIC	(70,160)
Net accretion	(2,470)
Reclassification to claims receivable	(8,767)

Subtotal	132,041
Filed claims receivable(1)	9,550

Balance as of September 30, 2010	$141,591

(1)
Represents second quarter 2010 claim filed with the FDIC for losses on covered assets related to the Affinity acquisition. We received payment from the FDIC for this claim on October 28, 2010.

NOTE 7—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS

  Borrowings

        The following table summarizes our FHLB advances by their maturity dates outstanding as of the date indicated:

September 30, 2010
Maturity Date	Amount	Interest Rate	Next Date Callable by FHLB
	(In thousands)
January 11, 2013	$50,000	2.71%	January 11, 2011	(1)
December 11, 2017	200,000	3.16%	December 11, 2010	(1)
January 11, 2018	25,000	2.61%	January 11, 2011	(1)

Total FHLB advances	$275,000	3.03%

(1)
Callable quarterly thereafter by FHLB.

        The FHLB advances outstanding at September 30, 2010, are callable advances. The maturities shown are the contractual maturities for the advances. The callable advances have all passed their initial call dates and are currently callable on a quarterly basis by the FHLB. While the FHLB may call the advances to be repaid for any reason, they are likely to be called if market interest rates, for borrowings of similar remaining term, are higher than the advances' stated rates on the call dates. We may repay the advances at any time with a prepayment penalty. Our aggregate remaining borrowing capacity under the FHLB secured lines of credit was $925.8 million at September 30, 2010. Additionally, the Bank had secured borrowing capacity from the Federal Reserve discount window of

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 7—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS (Continued)

$387.2 million at September 30, 2010. The Bank also maintains unsecured lines of credit of $52.0 million with correspondent banks for the purchase of overnight funds; these lines are subject to availability of funds. We acquired and retired $70.0 million in FHLB advances in the Los Padres acquisition.

  Subordinated Debentures

        The Company had an aggregate amount of $129.6 million in subordinated debentures outstanding at September 30, 2010. These subordinated debentures were issued in seven separate series. Each issuance has a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us or entities we have acquired, which in turn issued trust preferred securities, which total $123.0 million at September 30, 2010. With the exception of Trust I and Trust CI, the subordinated debentures are callable at par, only by the issuer, five years from the date of issuance, subject to certain exceptions. We were permitted to call the debentures in the first five years if the prepayment election relates to one of the following three events: (i) a change in the tax treatment of the debentures stemming from a change in the IRS laws; (ii) a change in the regulatory treatment of the underlying trust preferred securities as Tier 1 capital; and (iii) a requirement to register the underlying trust as a registered investment company. However, redemption in the first five years was subject to a prepayment penalty. Trust I and Trust CI may not be called for 10 years from the date of issuance unless one of the three events described above has occurred and then a prepayment penalty applies. In addition, there is a prepayment penalty if either of these debentures is called 10 to 20 years from the date of their issuance and they may be called at par after 20 years.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 7—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS (Continued)

        The following table summarizes the terms of each issuance of the subordinated debentures outstanding as of September 30, 2010:

Series	Date Issued	September 30, 2010 Amount	Maturity Date	Earliest Call Date by Company Without Penalty		Fixed or Variable Rate	Rate Index	Current Rate(2)	Next Reset Date
		(In thousands)
Trust CI	3/23/00	$10,310	3/8/30	3/8/20		Fixed	N/A	11.00%	N/A
Trust I	9/7/00	8,248	9/7/30	9/7/20		Fixed	N/A	10.60%	N/A
Trust V	8/15/03	10,310	9/17/33		(1)	Variable	3 month LIBOR + 3.10	3.39%	12/15/10
Trust VI	9/3/03	10,310	9/15/33		(1)	Variable	3 month LIBOR + 3.05	3.34%	12/11/10
Trust CII	9/17/03	5,155	9/17/33		(1)	Variable	3 month LIBOR + 2.95	3.24%	12/15/10
Trust VII	2/5/04	61,856	4/23/34		(1)	Variable	3 month LIBOR + 2.75	3.04%	1/28/11
Trust CIII	8/15/05	20,619	9/15/35		(1)	Variable	3 month LIBOR + 1.69	1.98%	12/15/10
Unamortized premium(3)		2,840

Total subordinated debentures		$129,648

(1)
These debentures may be called without prepayment penalty.

(2)
As of October 28, 2010; excludes debt issuance costs.

(3)
This amount represents the fair value adjustment on assumed trusts.

        As previously mentioned, the subordinated debentures were issued to trusts established by us, or entities we acquired, which in turn issued $123.0 million of trust preferred securities. These securities are currently included in our Tier I capital for purposes of determining the Company's Tier I and total risk-based capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company's banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities that is scheduled to be effective on March 31, 2011. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less certain intangibles, including goodwill, core deposit intangibles and customer relationship intangibles, net of any related deferred income tax liability. The regulations currently in effect through December 31, 2010, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for permitted intangibles. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at September 30, 2010. We expect that our Tier I capital ratios will be at or above the existing well-capitalized levels on March 31, 2011, the first date on which the modified capital regulations must be applied.

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

  Brokered Deposits

        Brokered deposits totaled $159.7 million at September 30, 2010 and are included in the interest-bearing deposits balance on the accompanying condensed consolidated balance sheets. Such amount includes (a) $55.2 million of customer deposits that were subsequently participated with other FDIC-insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits, and (b) $104.5 million of wholesale CDs.

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

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit amounting to $739.1 million and $790.6 million were outstanding at September 30, 2010 and December 31, 2009, respectively.

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees expire within one year from the date of issuance. The Company generally requires collateral or other security to support financial instruments with credit risk. Standby letters of credit amounting to $24.4 million and $31.2 million were outstanding at September 30, 2010 and December 31, 2009, respectively.

        The Company has investments in low income housing project partnerships which provide the Company income tax credits and in several small business investment companies. As of September 30, 2010 the Company had commitments to contribute capital to these entities totaling $177,000.

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

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        The following tables present information on the assets measured and recorded at fair value on a recurring and nonrecurring basis as of the date indicated:

	Fair Value Measurement as of September 30, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Measured on a Recurring Basis:
Securities available-for-sale:
Government-sponsored entity debt securities	$33,345	$—	$33,345	$—
Municipal securities	7,643	—	7,643	—
Government and government-sponsored enitity mortgage-backed securities	694,351	—	694,351	—
Covered private label CMOs	51,125	—	—	51,125
Other securities	2,303	—	2,303	—

	$788,767	$—	$737,642	$51,125

Measured on a Nonrecurring Basis:
Non-covered impaired loans	$136,743	$—	$18,734	$118,009
Covered impaired loans	59,334	—	51,373	7,961
Non-covered other real estate owned	12,753	—	11,972	781
Covered other real estate owned	10,664	—	10,568	96
SBA loan servicing asset	1,669	—	—	1,669

	$221,163	$—	$92,647	$128,516

        There were no significant transfers of assets between Level 1 and Level 2 of the fair value hierarchy during the three and nine months ended September 30, 2010.

        The following table presents gains and (losses) on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	(In thousands)
Non-covered impaired loans	$(14,958)	$(28,215)
Covered impaired loans	(7,166)	(25,633)
Non-covered other real estate owned	(1,571)	(8,042)
Covered other real estate owned	(1,038)	(3,091)
SBA loan servicing asset	—	139

Total loss on assets measured on a nonrecurring basis	$(24,733)	$(64,842)

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        The following table summarizes activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period indicated:

Covered Private Label CMOs (Level 3)
(In thousands)
Beginning as of January 1, 2010	$52,125
Total realized in earnings	1,055
Other-than-temporary impairment loss	(874)
Total unrealized in comprehensive income	3,804
Principal collections	(4,985)

Balance as of September 30, 2010	$51,125

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

	September 30, 2010		December 31, 2009
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and due from banks	$91,615	$91,615	$93,915	$93,915
Interest-earning deposits in financial institutions	68,470	68,470	117,133	117,133
Securities available-for-sale	788,767	788,767	423,700	423,700
Investment in FHLB stock	57,332	57,332	50,429	50,429
Loans, net	4,188,055	4,175,933	4,210,352	4,195,805
Financial Liabilities:
Deposits	4,800,914	4,816,420	4,094,569	4,102,467
Borrowings	275,000	299,455	542,763	557,363
Subordinated debentures	129,648	134,369	129,798	146,413

        The following is a description of the valuation methodologies used to measure our assets recorded at fair value (under ASC Topic 820) and for estimating fair value for financial instruments not recorded at fair value (under ASC Topic 825).

        Cash and due from banks.    The carrying amount is assumed to be the fair value because of the liquidity of these instruments.

        Interest-earning deposits in financial institutions.    The carrying amount is assumed to be the fair value given the short-term nature of these deposits.

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

        Our covered private label collateralized mortgage obligation securities, which we refer to as private label CMOs, are categorized as Level 3 due in part to the inactive market for such securities. There is a wide range of prices quoted for private label CMOs among independent third party pricing services and this range reflects the significant judgment being exercised over the assumptions and variables that determine the pricing of such securities. We consider this subjectivity to be a significant unobservable input and have concluded the private label CMOs should be categorized as a Level 3 measured asset. While the private label CMOs may be based on significant unobservable inputs, our fair value was based on prices provided to us by a nationally recognized pricing service which we also use to determine the fair value of the majority of our securities portfolio. We determined the reasonableness of the fair values by reviewing assumptions at the individual security level about prepayment, default expectations, estimated severity loss factors, projected cash flows and estimated collateral performance, all of which are not directly observable in the market. We recorded $874,000 in losses on impaired securities for the three and nine months ended September 30, 2010 for a security with a fair value of zero as of September 30, 2010.

        FHLB stock.    The fair value of FHLB stock is based on our recorded investment. In January 2009, the FHLB announced that it suspended excess FHLB stock redemptions and dividend payments. Since this announcement, the FHLB has declared and paid four cash dividends, though at rates less than that paid in the past, and the FHLB recently redeemed $3.7 million of our excess stock. As a result of these actions, we evaluated the carrying value of our FHLB stock investment. Based on the FHLB's most recent publicly available financial results, its capital position and its bond ratings, we concluded such investment was not impaired at either September 30, 2010 or December 31, 2009.

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

        Non-covered impaired loans.    Non-covered impaired loans are measured and recorded at fair value on a non-recurring basis. All of our non-covered nonaccrual loans and restructured loans are considered impaired and are reviewed individually for the amount of impairment, if any. To the extent a loan is collateral dependent we measure such impaired loan based on the estimated fair value of the underlying collateral. The fair value of each loan's collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 2 measurement. When adjustments are made to an appraised value to reflect various factors such as the age of the appraisal or known changes in the market or the collateral, such valuation inputs are considered unobservable and the fair value measurement is categorized as a Level 3 measurement. The impaired loans categorized as Level 3 also include unsecured loans and other secured loans whose fair values are based significantly on unobservable inputs such as the strength of a guarantor, including an SBA government guarantee, cash flows discounted at the effective loan rate, and management's judgment. Of the $105.5 million of nonaccrual loans at September 30, 2010, loans totaling $13.0 million were written down to their fair values through charge-offs during the quarter. We recorded $585,000 and $1.1 million in losses on impaired loans for the three and nine months ended September 30, 2010 for loans with a fair value of zero as of September 30, 2010. At September 30, 2010, the recorded investment in non-covered impaired loans with a related allowance is $140.0 million and the related allowance is $16.3 million.

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

        SBA servicing asset.    In accordance with ASC Topic 860, Accounting for Servicing of Financial Assets, the SBA servicing asset, included in other assets in the condensed consolidated balance sheets, is carried at its implied fair value of $1.7 million. The fair value of the servicing asset is estimated by discounting future cash flows using market-based discount rates and prepayment speeds. The discount rate is based on the current US Treasury yield curve, as published by the Department of the Treasury, plus a spread for the marketplace risk associated with these assets. We utilize estimated prepayment vectors using SBA prepayment information provided by Bloomberg for pools of similar assets to determine the timing of the cash flows. These nonrecurring valuation inputs are considered to be Level 3 inputs.

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

        Borrowings.    Borrowings are carried at amortized cost. The fair value of fixed rate borrowings is calculated by discounting scheduled cash flows through the estimated maturity dates or call dates, if applicable, using estimated market discount rates that reflect current rates offered for borrowings with similar remaining maturities and characteristics.

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

  Limitations

        Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of September 30, 2010, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

NOTE 10—NET EARNINGS (LOSS) PER SHARE

        The following is a summary of the calculation of basic and diluted net earnings (loss) per share for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2010	June 30, 2010	September 30, 2009
				2010	2009
	(In thousands, except per share data)
Basic Earnings (Loss) Per Share:
Net earnings (loss)	$3,500	$2,705	$2,725	$(54,328)	$(1,570)
Less: earnings allocated to unvested restricted stock(1)	(126)	(99)	(93)	(24)	(240)

Net earnings (loss) allocated to common shares	$3,374	$2,606	$2,632	$(54,352)	$(1,810)

Weighted-average basic shares and unvested restricted stock outstanding	36,712.4	36,732.9	33,308.0	36,355.1	32,473.5
Less: weighted-average unvested restricted stock outstanding	(1,375.1)	(1,420.6)	(1,203.2)	(1,347.6)	(1,245.1)

Weighted-average basic shares outstanding	35,337.3	35,312.3	32,104.8	35,007.5	31,228.4

Basic earnings (loss) per share	$0.10	$0.07	$0.08	$(1.55)	$(0.06)

Diluted Earnings (Loss) Per Share:
Net earnings (loss) allocated to common shares	$3,374	$2,606	$2,632	$(54,352)	$(1,810)

Weighted-average basic shares outstanding	35,337.3	35,312.3	32,104.8	35,007.5	31,228.4
Add: warrants outstanding	—	86.8	—	—	—

Weighted-average diluted shares outstanding	35,337.3	35,399.1	32,104.8	35,007.5	31,228.4

Diluted earnings (loss) per share	$0.10	$0.07	$0.08	$(1.55)	$(0.06)

(1)
Represents cash dividends paid to holders of unvested restricted stock, net of estimated forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 11—STOCK COMPENSATION PLANS

  Restricted Stock

        At September 30, 2010, there were outstanding 859,594 shares of unvested time-based restricted common stock and 500,000 shares of unvested performance-based restricted common stock. The awarded shares of time-based restricted common stock vest over a service period of three to five years from date of the grant. The awarded shares of performance-based restricted common stock vest in full on the date the Compensation, Nominating and Governance, or CNG, Committee of the Board of Directors, as Administrator of the Company's 2003 Stock Incentive Plan, or the 2003 Plan, determines that the Company achieved certain financial goals established by the CNG Committee as set forth in the grant documents. Both time-based and performance-based restricted common stock vest immediately upon a change in control of the Company as defined in the 2003 Plan and upon death of the employee.

        Compensation expense related to awards of restricted stock is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. The vesting of performance-based restricted stock awards and recognition of related compensation expense may occur over a shorter vesting period if financial performance targets are achieved earlier than anticipated. In 2007, the amortization of certain performance-based restricted stock awards was suspended. In 2008 we concluded it was improbable that the financial targets would be met for the performance-based stock awards and we reversed the accumulated amortization on those awards. If and when the attainment of such performance targets is deemed probable in future periods, a catch-up adjustment will be recorded and amortization of such performance-based restricted stock will begin again. The total amount of unrecognized compensation expense related to the performance-based restricted stock for which amortization was suspended totaled $26.6 million at September 30, 2010. The unvested performance-based restricted stock awarded in 2006 expires in 2013. The unvested performance-based restricted stock awarded in 2007 and 2008 expires in 2017. Restricted stock amortization totaled $2.1 million, $2.2 million and $2.2 million for the three months ended September 30, 2010, June 30, 2010 and September 30, 2009, respectively, and $6.6 million and $6.3 million for the nine months ended September 30, 2010 and 2009, respectively. Such amounts are included in compensation expense on the accompanying condensed consolidated statements of earnings (loss).

        The Company's 2003 Plan permits stock based compensation awards to officers, directors, key employees and consultants. The 2003 Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 5,000,000 shares of authorized but unissued Company common stock, subject to adjustments provided by the 2003 Plan. As of November 1, 2010, there were 1,193,662 shares available for grant under the 2003 Plan.

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

disclosures about the reporting entity's involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity's financial statements. The new authoritative accounting guidance under ASC 810 did not have an impact on our financial statements.

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

        In April 2010, the FASB issued ASU 2010-18, "Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset". ASU 2010-18 requires that a modified loan in a pool of purchased credit-impaired loans remain in the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. A one-time election to terminate accounting for loans in a pool, which may be made on a pool-by-pool basis, is provided upon adoption of ASU 2010-18. This ASU is effective for modifications of loans accounted for within pools under ASC Subtopic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality," occurring in the first interim and annual reporting period ending on or after July 15, 2010. ASU 2010-18 is to be applied prospectively, but early application is permitted. We adopted the provisions of this ASU effective September 30, 2010; such adoption had no material effect on our financial statements.

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

NOTE 13—COMMON STOCK

        On March 1, 2010 holders of 1,348,040 warrants to acquire PacWest Bancorp common stock exercised such warrants for net proceeds of $26.6 million. The warrants, which had a strike price of $20.20 per share, represented 99% of the 1,361,656 six-month warrants issued in August 2009. The additional 1,361,657 million warrants that were issued in August 2009 with a strike price of $20.20 expired unexercised during August 2010.

NOTE 14—DIVIDED APPROVAL

        On November 3, 2010, our Board of Directors declared a quarterly cash dividend of $0.01 per common share payable on November 30, 2010, to stockholders of record at the close of business on November 15, 2010.

NOTE 15—SUBSEQUENT EVENTS

        We have evaluated events that have occurred subsequent to September 30, 2010 and have concluded there are no subsequent events that would require recognition or disclosure in the accompanying condensed consolidated financial statements.

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

        Pacific Western is a full-service community bank offering a broad range of banking products and services including: accepting time and demand deposits; originating loans, including commercial, real estate construction, SBA-guaranteed, consumer, and international loans; and providing other business-oriented products. Our operations are primarily located in Southern California and the Bank focuses on conducting business with small to medium-sized businesses and the owners and employees of those businesses in our marketplace. We acquired through two FDIC-assisted mergers three banking offices in the San Francisco Bay area and three offices in Arizona. Through our asset-based lending operation we also operate in Arizona, Northern California, and the Pacific Northwest. At September 30, 2010, our assets totaled $5.7 billion, of which loans totaled $4.3 billion, including $996.1 million of covered loans. At that date, the loan portfolio was broken down as follows: approximately 74% were real estate mortgage loans, 18% were commercial loans, 7% were real estate construction loans, and less than 1% were consumer and other loans. These percentages include some foreign loans, primarily to individuals or entities with business in Mexico, representing 1% of total non-covered loans. Our portfolio's value and credit quality is affected in large part by real estate trends in Southern California, which have been negative over the last several quarters.

        Pacific Western competes actively for deposits, and emphasizes solicitation of noninterest-bearing deposits. In managing the top line of our business, we focus on quality loan growth and loan yield, deposit cost, and net interest margin, as net interest income, on a year-to-date basis, accounts for 80% of our net revenues (net interest income plus noninterest income).

Los Padres Acquisition

        On August 20, 2010, Pacific Western Bank acquired certain assets and liabilities of Los Padres Bank from the Federal Deposit Insurance Corporation ("FDIC") in an FDIC-assisted transaction. As of that date, we added $824.1 million in assets, consisting primarily of $440.2 million in loans, and $752.2 million in deposits. The acquisition enabled us to expand our presence in California's Central Coast. We added 14 branches, including 11 branches in California (three in Ventura County, four in Santa Barbara County, and four in San Luis Obispo County) and three branches in Arizona (in Maricopa County). We entered into a loss sharing agreement with the FDIC, whereby the FDIC will cover a substantial portion of any future losses on loans and other real estate owned. Under the terms of such loss sharing agreement, the FDIC will absorb 80% of losses and share in 80% of loss recoveries. The loss sharing arrangement for non-residential and residential loans is in effect for 5 years and 10 years from the August 20, 2010 acquisition date and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date.

        The acquisition has been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the August 20, 2010 acquisition date. Such fair values are preliminary estimates and are subject to adjustment for up to one year after the acquisition date or when additional information relative to closing date fair values becomes available and such information is considered final, whichever is earlier. The application of the acquisition method of accounting resulted in $46.2 million of goodwill. Such goodwill represents the excess of the estimated fair value of the liabilities assumed over the estimated fair value of the assets acquired. See Note 2 of the Notes to unaudited Consolidated Financial Statements for additional information regarding the acquisition.

July 1, 2010 Loan Portfolio Purchase

        On July 1, 2010, we purchased a $234.1 million portfolio of 225 performing loans secured by Southern California real estate for a cash price of $228.3 million. Such loans had a weighted average coupon interest rate of 6.15% and a weighted average maturity of 4.6 years. These loans were part of the Foothill Independent Bank loan portfolio that we acquired when we completed the Foothill Independent Bancorp acquisition in May 2006. In March 2007, we sold a 95% participating interest in these loans for cash and continued to service them and maintain the borrower relationships. When the opportunity to purchase this loan portfolio presented itself, we concluded it would be in the best interests of the Company and the Bank to make this purchase as (a) we are familiar with the credit risk and (b) it would deploy excess liquidity and enhance interest income and the net interest margin.

February 2010 Non-Covered Loan Sale

        On February 23, 2010, the Bank sold 61 non-covered adversely classified loans totaling $323.6 million to an institutional buyer for $200.6 million in cash. The difference between the amount of the loans sold and the cash selling price of $123.0 million was charged to the allowance for loan losses at the time of the sale. Such charge-off was offset by $51.6 million in allowance previously allocated to the loans sold. The sale was on a servicing-released basis and without recourse to Pacific Western Bank. All loans sold were legacy Pacific Western Bank loans and none were covered loans. The loans sold included $110.5 million in nonaccrual loans and $105.1 million in restructured loans. The loan sale was intended to reduce non-covered loan concentrations and improve credit quality measures.

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

  •
  Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders that apply to all public companies not just financial institutions.

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

Key Performance Indicators

        Among other factors, our operating results depend generally on the following:

  The Level of Our Net Interest Income

        Net interest income is the excess of interest earned on our interest-earning assets over the interest paid on our interest-bearing liabilities. The low market interest rate environment throughout 2009 and continuing in 2010 has reduced our net interest margin relative to our historical performance. A sustained low interest rate environment combined with low loan growth may lower both our net interest income and net interest margin going forward.

        Our primary interest-earning asset is loans. Our primary interest-bearing liabilities include deposits, borrowings, and subordinated debentures. We attribute our high net interest margin to our loan-to-deposit ratio and a high level of noninterest-bearing deposits. While our deposit balances will fluctuate depending on deposit holders' perceptions of alternative yields available in the market, we attempt to minimize these variances by attracting a high percentage of noninterest-bearing deposits, which have no expectation of yield. At September 30, 2010, approximately 31% of our total deposits were noninterest-bearing.

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

  The Magnitude of Credit Losses

        We stress credit quality in originating and monitoring the loans we make and measure our success by the levels of our nonperforming assets, net charge-offs and allowance for credit losses. Our allowance for credit losses is the sum of our allowance for loan losses and our reserve for unfunded loan commitments and relates only to our non-covered loans. Provisions for credit losses are charged to operations as and when needed for both on and off balance sheet credit exposure. Loans which are deemed uncollectible are charged off and deducted from the allowance for loan losses. Recoveries on loans previously charged off are added to the allowance for loan losses. During the three months ended September 30, 2010, we made a provision for credit losses totaling $24.5 million composed of $17.1 million on non-covered loans and $7.4 million on covered loans. The provision on the non-covered loan portfolio was based on our allowance methodology and reflected net charge-offs and the levels of nonaccrual and classified loans and the migration of loans into various risk classifications. The provision for credit losses on the covered loan portfolio reflected an increase in the covered loan allowance for credit losses resulting from lower expected cash flows on covered loans since the Affinity acquisition date.

        We regularly review our loans to determine whether there has been any deterioration in credit quality stemming from economic conditions or other factors which may affect collectability of our loans. Changes in economic conditions, such as inflation, unemployment, increases in the general level of interest rates, declines in real estate values and negative conditions in borrowers' businesses could negatively impact our customers and cause us to adversely classify loans and increase portfolio loss factors. An increase in classified loans generally results in increased provisions for credit losses. Any deterioration in the real estate market may lead to increased provisions for credit losses because of our concentration in real estate loans.

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

Three Months Ended:	Efficiency Ratio
September 30, 2010	60.8%
June 30, 2010	61.4%
March 31, 2010	63.8%
December 31, 2009	53.7%
September 30, 2009	37.1%

        The decrease in the efficiency ratio for the third quarter of 2010 compared to the second quarter of 2010 was due mostly to higher revenues attributable to higher interest income related to the July real estate loan purchase and the Los Padres acquisition. The gain from the Affinity acquisition reduced the third quarter of 2009 efficiency ratio by 4,840 basis points from 85.5% to 37.1%.

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

  Non-GAAP Measurements

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

GAAP to Non-GAAP Reconciliations	September 30, 2010	June 30, 2010	December 31, 2009
	(Dollars in thousands)
PacWest Bancorp Consolidated:
Stockholders' equity	$493,762	$486,585	$506,773
Less: intangible assets	74,669	28,448	33,296

Tangible common equity	$419,093	$458,137	$473,477

Total assets	$5,742,922	$5,153,682	$5,324,079
Less: intangible assets	74,669	28,448	33,296

Tangible assets	$5,668,253	$5,125,234	$5,290,783

Equity to assets ratio	8.60%	9.44%	9.52%
Tangible common equity ratio(1)	7.39%	8.94%	8.95%
Pacific Western Bank:
Stockholder's equity	$582,335	$573,227	$585,940
Less: intangible assets	74,669	28,448	33,296

Tangible common equity	$507,666	$544,779	$552,644

Total assets	$5,728,353	$5,141,150	$5,313,750
Less: intangible assets	74,669	28,448	33,296

Tangible assets	$5,653,684	$5,112,702	$5,280,454

Equity to assets ratio	10.17%	11.15%	11.03%
Tangible common equity ratio(1)	8.98%	10.66%	10.47%

(1)
Calculated as tangible common equity divided by tangible assets.

  Earnings Performance

        Summarized financial information for the periods indicated are as follows:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2010	June 30, 2010	September 30, 2009
				2010	2009
	(Dollars in thousands, except per share data)
Earnings Summary:
Net interest income	$65,167	$57,617	$54,237	$180,807	$153,719
Noninterest income	10,785	12,082	72,625	44,136	84,079

Net revenues	75,952	69,699	126,862	224,943	237,798
Provision for credit losses	(24,450)	(22,950)	(75,000)	(180,627)	(107,000)
Noninterest expense	(46,174)	(42,773)	(47,091)	(139,517)	(133,991)
Income tax (expense) benefit	(1,828)	(1,271)	(2,046)	40,873	1,623

Net earnings (loss)	$3,500	$2,705	$2,725	$(54,328)	$(1,570)

Average interest-earning assets	$5,089,703	$4,768,527	$4,553,398	$4,886,964	$4,296,293
Profitability Measures:
Earnings (loss) per share:
Basic	$0.10	$0.07	$0.08	$(1.55)	$(0.06)
Diluted	$0.10	$0.07	$0.08	$(1.55)	$(0.06)
Annualized return (loss) on:
Average assets	0.25%	0.21%	0.22%	(1.37)%	(0.05)%
Average equity	2.82%	2.26%	2.23%	(14.74)%	(0.44)%
Net interest margin	5.08%	4.85%	4.73%	4.95%	4.78%
Efficiency ratio	60.8%	61.4%	37.1%	62.0%	56.3%

  Third Quarter of 2010 Compared to Second Quarter of 2010

        Net earnings for the third quarter of 2010 were $3.5 million, or $0.10 per diluted share, compared to net earnings of $2.7 million, or $0.07 per diluted share, for the second quarter of 2010. The $795,000 improvement in third quarter net earnings compared to the prior quarter is due mostly to the combination of higher net interest income offset by higher net credit-related costs and higher noninterest expense.

  Third Quarter of 2010 Compared to Third Quarter of 2009

        Net earnings for the third quarter of 2010 were $3.5 million, or $0.10 per diluted share, compared to net earnings of $2.7 million, or $0.08 per diluted share, for the third quarter of 2009. The increase in net earnings for the current quarter reflected higher net interest income and lower net credit-related costs, offset by lower noninterest income compared to the same period last year.

  Nine Months of 2010 Compared to Nine Months of 2009

        The net loss of $54.3 million, or $1.55 per diluted share, for the nine months ended September 30, 2010 compared to a net loss of $1.6 million, or $0.06 per diluted share, for the nine months ended September 30, 2009. The higher net loss for the 2010 period compared to the 2009 period was due mostly to two factors: the 2009 gain recorded in connection with the Affinity acquisition and the higher credit loss provisions in 2010 from the Company's sale of $323.6 million of classified loans in the first quarter and higher non-covered loan charge-offs.

  Net Interest Income

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

	Three Months Ended
	September 30, 2010			June 30, 2010			September 30, 2009
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans, net of unearned income(1)(2)	$4,123,684	$68,480	6.59%	$3,809,546	$62,314	6.56%	$4,140,220	$64,658	6.20%
Investment securities(1)	757,945	6,519	3.41%	584,368	5,702	3.91%	262,816	2,741	4.14%
Deposits in financial institutions	208,074	131	0.25%	374,613	245	0.26%	150,358	111	0.29%
Federal funds sold	—	—	—	—	—	—	4	—	—

Total interest-earning assets	5,089,703	$75,130	5.86%	4,768,527	$68,261	5.74%	4,553,398	$67,510	5.88%

Other assets	455,323			413,103			304,817

Total assets	$5,545,026			$5,181,630			$4,858,215

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest checking deposits	$466,366	$262	0.22%	$438,945	$338	0.31%	$402,503	$420	0.41%
Money market deposits	1,246,585	2,034	0.65%	1,203,527	2,773	0.92%	1,001,609	3,024	1.20%
Savings deposits	124,132	63	0.20%	112,909	58	0.21%	111,184	53	0.19%
Time deposits	1,281,423	4,016	1.24%	1,068,033	3,776	1.42%	841,001	4,257	2.01%

Total interest-bearing deposits	3,118,506	6,375	0.81%	2,823,414	6,945	0.99%	2,356,297	7,754	1.31%
Borrowings	276,543	2,129	3.05%	303,877	2,216	2.92%	567,320	3,989	2.79%
Subordinated debentures	129,683	1,459	4.46%	129,732	1,483	4.59%	129,876	1,530	4.67%

Total interest-bearing liabilities	3,524,732	$9,963	1.12%	3,257,023	$10,644	1.31%	3,053,493	$13,273	1.72%

Noninterest-bearing demand deposits	1,472,366			1,403,348			1,274,968
Other liabilities	55,450			41,053			44,117

Total liabilities	5,052,548			4,701,424			4,372,578
Stockholders' equity	492,478			480,206			485,637

Total liabilities and stockholders' equity	$5,545,026			$5,181,630			$4,858,215

Net interest income		$65,167			$57,617			$54,237

Net interest rate spread			4.73%			4.43%			4.16%
Net interest margin			5.08%			4.85%			4.73%

(1)
Includes nonaccrual loans and loan fees.

(2)
Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

  Third Quarter of 2010 Compared to Second Quarter of 2010

        Net interest income was $65.2 million for the third quarter of 2010 compared to $57.6 million for the second quarter of 2010. The $7.6 million net increase is due mostly to a $6.9 million increase in interest income attributable to higher average loans from the Los Padres acquisition and the July 1, 2010 real estate loan purchase. Contributing to the increase in net interest income was a reduction in interest expense of $681,000 due mainly to rate reductions on our deposit products implemented during the third quarter.

        Our net interest margin for the third quarter of 2010 was 5.08%, an increase of 23 basis points from the 4.85% posted for the second quarter of 2010. Such improvement reflects higher average loans during the third quarter as a result of the Los Padres acquisition and the July 1, 2010 real estate loan purchase. The yield on average loans was 6.59% for the third quarter of 2010 compared to 6.56% for the prior quarter. The loan yield, earning asset yield and net interest margin are all affected by loans being placed on or removed from nonaccrual status and the acceleration of purchase discounts on covered loan pay-offs: the net interest margin for the third quarter was positively impacted by 10 basis points from the combination of these items. The cost of interest-bearing deposits and all-in deposit cost decreased 18 basis points and 11 basis points to 0.81% and 0.55%, respectively; such decreases resulted primarily from lower rates on our deposit products, offset partially by an increase in time deposit volume attributable mostly to the Los Padres acquisition.

  Third Quarter of 2010 Compared to Third Quarter of 2009

        Net interest income grew $10.9 million during the third quarter of 2010 compared to the same quarter of 2009. The increase was due to higher interest income of $7.6 million and lower interest expense of $3.3 million. The growth in interest income was attributable to a higher yield on average loans due to the July 1, 2010 real estate loan purchase, and a higher average balance of investment securities due to the purchases of securities during 2010 to deploy excess cash. Interest expense declined primarily due to a lower rate on average deposits and a reduction in average borrowings.

        The net interest margin grew 35 basis points to 5.08% for the third quarter of 2010 compared to 4.73% for the same period last year. The increase was due mostly to a higher yield on average loans, lower funding costs, and lower interest expense on borrowings due principally to a lower average balance. The yield on average loans grew 39 basis points to 6.59% for the third quarter of 2010 from 6.20% from the third quarter of 2009. The cost of interest-bearing deposits and all-in deposit cost decreased 50 basis points and 30 basis points to 0.81% and 0.55%, respectively. The cost of average interest-bearing liabilities declined 60 basis points to 1.12% for the three months ended September 30, 2010 compared to 1.72% for the same period last year.

	Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans, net of unearned income(1)(2)	$4,018,697	$194,539	6.47%	$4,000,774	$188,168	6.29%
Investment securities(2)	605,071	17,342	3.83%	203,065	5,928	3.90%
Deposits in financial institutions	263,196	505	0.26%	92,367	209	0.30%
Federal funds sold	—	—	—	87	—	—

Total interest-earning assets	4,886,964	$212,386	5.81%	4,296,293	$194,305	6.05%

Other assets	429,116			288,345

Total assets	$5,316,080			$4,584,638

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest checking deposits	$446,702	$993	0.30%	$374,551	$1,268	0.45%
Money market deposits	1,205,893	7,675	0.85%	912,130	8,349	1.22%
Savings deposits	115,918	179	0.21%	116,133	203	0.23%
Time deposits	1,132,489	11,362	1.34%	810,820	14,621	2.41%

Total interest-bearing deposits	2,901,002	20,209	0.93%	2,213,634	24,441	1.48%
Borrowings	341,438	7,013	2.75%	498,611	11,197	3.00%
Subordinated debentures	129,731	4,357	4.49%	129,925	4,948	5.09%

Total interest-bearing liabilities	3,372,171	$31,579	1.25%	2,842,170	$40,586	1.91%

Noninterest-bearing demand deposits	1,403,370			1,220,809
Other liabilities	47,786			49,098

Total liabilities	4,823,327			4,112,077
Stockholders' equity	492,753			472,561

Total liabilities and stockholders' equity	$5,316,080			$4,584,638

Net interest income		$180,807			$153,719

Net interest rate spread			4.56%			4.14%
Net interest margin			4.95%			4.78%

(1)
Includes nonaccrual loans and loan fees.

(2)
Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

  Nine Months of 2010 Compared to Nine Months of 2009

        Net interest income increased $27.1 million to $180.8 million during the nine months ended September 30, 2010 compared to the same period last year. This growth was due to an $18.1 million increase in interest income and a $9.0 million decline in interest expense. The increase in interest income was due to a higher average balance of investment securities from the purchase of $448.8 million of government-sponsored entity pass through securities during 2010, the interest-earning assets from the Los Padres and Affinity acquisitions, and a higher average yield on loans. The decline in interest expense was due mainly to lower rates paid on deposits and borrowings and lower average borrowings.

        The net interest margin grew 17 basis points to 4.95% for the first nine months of 2010 compared to 4.78% for the same period last year. The increase was due mostly to a higher yield on average loans, lower funding costs, and lower interest expense on borrowings due principally to a lower average balance. The yield on average loans grew 18 basis points to 6.47% for the nine months ended September 30, 2010 from 6.29% from the same period last year. The cost of interest-bearing deposits and all-in deposit cost decreased 55 basis points and 32 basis points to 0.93% and 0.63%, respectively.

The cost of average interest-bearing liabilities declined 66 basis points to 1.25% for the first nine months of 2010 compared to 1.91% for the same period last year.

  Provision for Credit Losses.

        The amount of the provision for credit losses in a reporting period is a charge against earnings in that reporting period. We have a provision for credit losses on our non-covered loans and a provision for credit losses on our covered loans. The provision for credit losses on our non-covered loans is based on our allowance methodology and is a cost that, in our judgment, is required to maintain the adequacy of the allowance for loan losses and the reserve for unfunded loan commitments. Our allowance methodology reflects net charge-offs and the levels of nonaccrual and classified loans and the migration of loans into various risk classifications. The provision for credit losses on our covered loans reflects an increase in the covered loan allowance for credit losses resulting from credit deterioration since the acquisition date.

        We made provisions for credit losses totaling $24.5 million during the third quarter of 2010 compared to $23.0 million for the second quarter of 2010 and $75.0 million for the third quarter of 2009. The third quarter 2010 provision for credit losses was composed of a $17.3 million addition to the allowance for loan losses on the non-covered loan portfolio, a $7.4 million addition to the covered loan allowance for credit losses and a $221,000 reduction to the reserve for unfunded loan commitments. The second quarter of 2010 provision for credit losses was composed of a $14.3 million addition to the allowance for loan losses on the non-covered loan portfolio, an $8.9 million addition to the covered loan allowance for credit losses and a $245,000 reduction to the reserve for unfunded loan commitments. The third quarter 2009 provision for credit losses was composed of a $73.6 million addition to the allowance for loan losses and a $1.4 million addition to the reserve for unfunded loan commitments.

        Net non-covered loan charge-offs were $9.2 million and $12.0 million in the third quarter and second quarter of 2010, respectively. The allowance for credit losses on the non-covered loans was $101.2 million and $93.4 million as of September 30, 2010 and June 30, 2010, respectively, and represented 3.05% and 2.93% of the non-covered loan balances at those respective dates. The commercial real estate loan segment of the loan portfolio continues to be under stress from the current economic conditions. A protracted economic down cycle will increase the stress on this portion of the loan portfolio and we may continue to experience increased levels of charge-offs and provisions.

        During the third quarter of 2010, we recorded a $7.4 million provision for credit losses on the covered loan portfolio that was based on a September 30, 2010 analysis of acquired loans, which indicated a decrease in expected cash flows from previous estimates. Under the terms of the FDIC loss sharing agreement, the FDIC absorbs 80% of the losses reflected by the provision. As a result, we recorded $5.9 million in FDIC loss sharing income related to this provision on the condensed consolidated statements of earnings (loss) during the third quarter of 2010.

        We made provisions for credit losses totaling $180.6 million during the nine months ended September 30, 2010 compared to $107.0 million for the same period last year. The provision for credit losses for the first nine months of 2010 was composed of a $143.7 million addition to the allowance for credit losses on the non-covered loan portfolio and a $36.9 million addition to the reserve for credit losses on the covered loans. The provision for credit losses for the first nine months of 2009 related to non-covered loan only. The increase in the provision for non-covered loans was driven mostly by the February 2010 classified loan sale that resulted in net charge-offs of $123 million and other non-covered loan net charge-offs of $43.7 million; this compares to total net charge-offs of $55.2 million in the first nine months of 2009. As our allowance methodology considers, among other factors, net charge-offs, an increase in net charge-offs contributed to the increased provision levels.

        Net credit costs, which include OREO expense, net, are shown in the following table for the periods indicated.

	Three Months Ended		Nine Months Ended September 30,
	September 30, 2010	June 30, 2010
			2010	2009
	(In thousands)
Provision for credit losses on non-covered loans	$17,050	$14,100	$143,677	$107,000

Provision for credit losses on covered loans	7,400	8,850	36,950	—
Less: increase in FDIC loss sharing asset	5,920	7,080	29,560	—

Net credit costs on covered loans	1,480	1,770	7,390	—

Non-covered OREO expense	2,151	625	11,218	18,369

Covered OREO (income) expense	(319)	(89)	1,760	—
Less: OREO-related (decrease) increase in FDIC loss sharing asset	(409)	(52)	1,257	—

Net covered OREO (income) expense	90	(37)	503	—

Total credit-related costs, net	$20,771	$16,458	$162,788	$125,369

Non-covered loan net charge-offs	$9,240	$12,045	$166,711	$55,204

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

  Noninterest Income.

        The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended
	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
	(In thousands)
Service charges on deposit accounts	$2,861	$2,666	$2,729	$2,890	$2,960
Other commissions and fees	1,760	1,845	1,790	1,799	1,721
Other-than-remporary impairment loss on securities	(874)	—	—	—	—
Increase in cash surrender value of life insurance	353	369	398	375	371
FDIC loss sharing income, net	6,406	7,029	16,172	16,314	—
Gain from Affinity acquisition	—	—	—	—	66,989
Other income	279	173	180	450	584

Total noninterest income	$10,785	$12,082	$21,269	$21,828	$72,625

  Third Quarter of 2010 Compared to Second Quarter of 2010 and Third Quarter of 2009

        Noninterest income for the second quarter of 2010 totaled $10.8 million compared to $12.1 million for the second quarter of 2010 and $72.6 million for the third quarter 2009. The $1.3 million decline in noninterest income for the third quarter of 2010 compared to the second quarter of 2010 was due mostly to lower FDIC loss sharing income stemming from lower credit-related costs on covered loans and OREO. Noninterest income included an other-than-temporary impairment loss of $874,000 on one covered investment security, which was offset partially by related FDIC loss sharing income of $699,000. The $61.8 million decline in noninterest income for the third quarter of 2010 compared to the same period last year was due primarily to the $67.0 million gain on the Affinity acquisition recorded in 2009; there was no similar gain in 2010. The current quarter also includes $6.4 million of FDIC loss sharing income and the $874,000 impairment loss; there were no similar items recorded in the third quarter of 2009.

  Nine Months of 2010 Compared to Nine Months of 2009

        Noninterest income declined $39.9 million to $44.1 million for the nine months ended September 30, 2010 compared to $84.1 million for the same period last year. The decline was due mainly to the $67.0 million gain on the Affinity acquisition recorded in August 2009; there was no similar gain in the 2010 period. The 2010 period includes $29.6 million of FDIC loss sharing income; there was no similar income in the 2009 period.

  Noninterest Expense

        The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended
	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
	(Dollars in thousands)
Compensation	$23,060	$21,068	$19,411	$20,320	$20,128
Occupancy	6,872	6,576	6,958	7,100	6,435
Data processing	2,121	1,892	1,969	1,831	1,810
Other professional services	2,694	2,042	1,998	2,047	1,857
Business development	571	655	667	663	528
Communications	811	795	804	789	762
Insurance and assessments	2,431	2,611	2,274	1,826	2,010
Other real estate owned, net	1,832	536	10,610	4,953	8,141
Intangible asset amortization	2,434	2,424	2,424	2,355	2,578
Other expense	3,348	4,174	3,455	3,329	2,842

Total noninterest expense	$46,174	$42,773	$50,570	$45,213	$47,091

Efficiency ratio	60.8%	61.4%	63.8%	53.7%	37.1%

  Third Quarter of 2010 Compared to Second Quarter of 2010

        Noninterest expense totaled $46.2 million for the third quarter of 2010 compared to $42.8 million for the second quarter of 2010. The $3.4 million increase was due mostly to addition of the Los Padres operations, employee termination severance costs, and higher OREO expenses. Los Padres noninterest expense totaled $2.1 million, including $1.0 million in compensation and $447,000 in other professional services expense for integration, audit and consulting fees. We reduced our workforce, excluding the Los Padres employees, by approximately 5% and paid $900,000 in severance at the end of September 2010; we expect annual pre-tax savings from these departures to be $3.6 million. OREO costs increased $1.3 million due mostly to write-downs from updated appraisals, offset partially by higher net gains on sales. Other expense decreased $826,000 as the second quarter included a penalty of $726,000 for the early repayment of $125 million in FHLB advances; there was no similar expense in the current period. Third quarter noninterest expense includes $430,000 related to two legal settlements on customer actions.

        The following table presents OREO costs, net for the periods indicated:

	Three Months Ended
	September 30, 2010	June 30, 2010	September 30, 2009
	(In Thousands)
Provision for losses	$3,102	$1,218	$6,165
Maintenance costs	693	352	2,161
(Gain) loss on sale	(1,963)	(1,034)	(185)

Total OREO costs, net	$1,832	$536	$8,141

        Noninterest expense includes amortization of time-based restricted stock, which is included in compensation, and intangible asset amortization, which is for core deposit and customer relationship intangible assets. Amortization of restricted stock totaled $2.1 million for the third quarter of 2010 compared to $2.2 million for the second quarter of 2010. Amortization expense for restricted stock is estimated to be $8.4 million for 2010. Intangible asset amortization totaled $2.4 million for both the third and second quarters of 2010, and is estimated to be $9.7 million for 2010, which includes amortization of the Los Padres core deposit intangible. The 2010 estimates of both restricted stock award expense and intangible asset amortization are subject to change.

  Third Quarter of 2010 Compared to Third Quarter of 2009

        Noninterest expense declined $917,000 for the third quarter of 2010 compared to the same period of 2009. The reduction in noninterest expense was due mostly to lower OREO costs offset partially by higher overhead costs related to the Affinity and Los Padres acquisitions. OREO costs decreased by $6.3 million due to lower write-downs and expenses and higher net gains recorded on OREO sales during the third quarter of 2010 compared to the same period of 2009. Compensation costs grew $2.9 million due to the acquisitions and severance costs.

  Nine Months of 2010 Compared to Nine Months of 2009

        Noninterest expense grew $5.5 million to $139.5 million during the nine months ended September 30, 2010 from $134.0 million for the same period in 2009. The growth in most expense categories was due primarily to higher overhead costs related to the Affinity and Los Padres acquisitions. Compensation increased $5.7 million due to the acquisitions and severance costs. Occupancy costs increased $1.1 million due mostly to the 10 branches added in the Affinity acquisition. Other professional services increased $1.9 million due mostly to higher legal costs related to loan workout activity and acquisition-related professional services expense. Other expense increased $1.2 million due mostly to higher loan-related costs from loan workouts and a $726,000 penalty for early repayment of $125 million of FHLB advances; there were no FHLB prepayment penalties in the first nine months of 2009. OREO costs declined $5.4 million due mostly to higher net gains on sales of OREO recorded in 2010, offset partially by higher OREO write-downs in 2010.

  Income Taxes

        The effective tax rate for the third quarter of 2010 was 34.3% compared to 32.0% for the second quarter of 2010. Both effective rates were lower than the Company's blended Federal and California statutory rate of 42.0% due to resolution and /or lapse of tax contingencies, which reduced income tax expense by $417,000 and $400,000 in the third and second quarters of 2010, respectively.

Balance Sheet Analysis

  Non-Covered Loans

        Gross non-covered loans increased $132.9 million during the third quarter of 2010 due to the July 1, 2010 purchase of $234.1 million in performing real estate loans, offset by continued payments and resolutions. Gross non-covered loans totaled $3.3 billion at September 30, 2010 and were comprised primarily of $2.4 billion in real estate mortgage loans, $731.3 million in commercial loans, and $192.6 million in real estate construction loans. Our loan portfolio's value and credit quality is affected in large part by real estate trends in Southern California which have been negative for the last several quarters. The real estate mortgage loan category includes loans secured by commercial real estate totaling $2.1 billion and loans secured by residential real estate totaling $249.7 million. The real estate construction loan category includes commercial real estate construction loans totaling $116.1 million and residential real estate construction loans totaling $76.5 million.

        The following table presents the balances by loan categories of the real estate loans purchased on July 1, 2010:

July 1, 2010
(In thousands)
Office building and light industrial	$151,958
Retail	47,968
Commercial owner-occupied	16,757
Other commercial	12,476
Residential	2,685
Hotel	1,797
Commercial land	497

Total loans purchased	$234,138

        The following table presents the balance of each major category of non-covered loans at the dates indicated:

	September 30, 2010		June 30, 2010		December 31, 2009		September 30, 2009
Loan Category	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Domestic:
Real estate mortgage	$2,368,943	71%	$2,229,331	70%	$2,423,712	65%	$2,500,520	65%
Commercial	708,329	21	709,075	22	781,003	21	774,755	20
Real estate construction	192,595	6	194,181	6	440,286	12	480,119	13
Consumer	28,328	1	30,323	1	32,138	1	33,011	1
Foreign:
Commercial	22,948	1	25,309	1	34,524	1	38,964	1
Other, including real estate	1,595	—	1,637	—	1,719	—	1,763	—

Total gross non-covered loans	3,322,738	100%	3,189,856	100%	3,713,382	100%	3,829,132	100%

Less: unearned income	(4,329)		(4,831)		(5,999)		(6,447)
Less: allowance for loan losses	(96,494)		(88,463)		(118,717)		(114,575)

Total net non-covered loans	$3,221,915		$3,096,562		$3,588,666		$3,708,110

        At September 30, 2010, the non-covered SBA loan portfolio totaled $124.1 million and was composed of $92.5 million in SBA 504 loans and $31.6 million in SBA 7(a) and Express loans. SBA 7(a) loans are secured by borrowers' real estate and/or business assets and are covered by an SBA guarantee of up to 85% of the loan amount. The SBA 504 loans are included in the real estate mortgage category and the SBA 7(a) and Express loans are included in the commercial category.

        The following table presents the composition of our non-covered real estate mortgage loan portfolio:

	September 30, 2010		June 30, 2010
Loan Category	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial real estate mortgage:
Retail	$394,727	16.7%	$386,132	17.3%
Industrial/warehouse	414,020	17.5%	326,002	14.6%
Office buildings	358,858	15.1%	305,843	13.7%
Owner-occupied	279,760	11.8%	279,428	12.5%
Hotel	166,504	7.0%	172,122	7.7%
Healthcare	95,311	4.0%	90,298	4.1%
Gas station	40,008	1.7%	40,051	1.8%
Self storage	32,235	1.4%	29,721	1.3%
Restaurant	26,461	1.1%	24,929	1.1%
Land acquisition/development	9,693	0.4%	9,734	0.4%
Unimproved land	1,524	0.1%	1,067	0.0%
Other	300,144	12.7%	286,386	12.8%

Total commercial real estate mortgage	2,119,245	89.5%	1,951,713	87.5%

Residential real estate mortgage:
Mixed use	63,472	2.7%	89,506	4.0%
Multi-family	78,109	3.3%	72,434	3.2%
Single family owner-occupied	40,903	1.7%	42,921	1.9%
Single family nonowner-occupied	27,872	1.2%	35,698	1.6%
HELOC's	38,716	1.6%	37,059	1.7%
Unimproved land	626	0.0%	—	0.0%

Total residential real estate mortgage	249,698	10.5%	277,618	12.5%

Total gross non-covered real estate mortgage loans	$2,368,943	100.0%	$2,229,331	100.0%

        SBA 504 gross loans included in the commercial real estate mortgage loans table above are as follows: $37.5 million in owner-occupied; $484,000 in retail; $11.7 million in office buildings; $2.4 million in industrial/warehouse; $7.9 million in hospitality; and $32.6 million in other.

        The following table presents the composition of our non-covered real estate construction loan portfolio:

	September 30, 2010		June 30, 2010
Loan Category	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial real estate construction:
Retail	$21,817	11.3%	$21,942	11.3%
Industrial/warehouse	9,154	4.8%	12,293	6.3%
Office buildings	5,006	2.6%	5,519	2.8%
Owner-occupied	3,548	1.8%	3,548	1.8%
Healthcare	3,856	2.0%	—	0.0%
Self storage	13,151	6.8%	9,211	4.7%
Land acquisition/development	17,872	9.3%	9,439	4.9%
Unimproved land	25,310	13.1%	31,952	16.5%
Other	16,413	8.5%	21,635	11.1%

Total commercial real estate construction	116,127	60.3%	115,539	59.5%

Residential real estate construction:
Multi-family	24,779	12.9%	25,518	13.1%
Single family owner-occupied	1,689	0.9%	1,689	0.9%
Single family nonowner-occupied	925	0.5%	764	0.4%
Land acquisition/development	1,498	0.8%	3,228	1.7%
Unimproved land	47,577	24.7%	47,443	24.4%

Total residential real estate construction	76,468	39.7%	78,642	40.5%

Total gross non-covered real estate construction loans	$192,595	100.0%	$194,181	100.0%

  Covered Loans

        Covered loans increased $344.5 million during the third quarter of 2010 due to the $440.2 million in loans we acquired on August 20, 2010 in connection with the Los Padres acquisition. A summary of covered loans follows as of the dates indicated:

Loan Category	September 30, 2010	December 31, 2009
	(In thousands)
Commercial real estate	$509,645	$311,298
Multi-family	303,309	263,944
Construction and land	151,895	121,735
Single family	129,900	17,078
Commercial and industrial	53,278	21,340
Home equity lines of credit	33,365	6,565
Consumer	1,713	575

Total gross covered loans	1,183,105	742,535
Less: discount	(176,786)	(102,849)

Covered loans, net of discount	1,006,319	639,686
Less: allowance for loan losses	(40,179)	(18,000)

Covered loans, net	$966,140	$621,686

        The above loans are subject to a loss sharing agreements with the FDIC under which we will be reimbursed for a substantial portion of any future losses on them. Under the terms of the Affinity loss sharing agreement, the FDIC will absorb 80% of losses and share in 80% of loss recoveries on the first $234 million of losses on covered assets and absorb 95% of losses and share in 95% of loss recoveries on covered assets exceeding $234 million in the aggregate. Under the terms of the Los Padres loss sharing agreement, the FDIC will absorb 80% of losses and share in 80% of loss recoveries on covered assets. The loss sharing arrangements for single family and commercial (non-single family) loans are in effect for 10 years and 5 years, respectively, from the acquisition dates and the loss recovery provisions are in effect for 10 years and 8 years, respectively, from the acquisition dates. Through September 30, 2010, we have claimed $116.1 million in gross losses related to covered assets under the Affinity loss sharing agreement.

  Allowance for Credit Losses on Non-Covered Loans

        The allowance for credit losses on non-covered loans is the combination of the allowance for loan losses and the reserve for unfunded loan commitments. The allowance for credit losses on non-covered loans relates only to loans which are not subject to the loss sharing agreement with the FDIC. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities on the condensed consolidated balance sheets. Generally, as loans are funded they are included in our methodology for the allowance for loan losses and the amount of the commitment reserve applicable to such funded loans is relieved from the reserve for unfunded loan commitments. At September 30, 2010, the allowance for credit losses on non-covered loans totaled $101.2 million and was comprised of the allowance for loan losses of $96.4 million and the reserve for unfunded loan commitments of $4.8 million. The following discussion is for non-covered loans and the allowance for credit losses thereon. Refer to Balance Sheet Analysis—Allowance for Credit Losses on Covered Loans for the policy on covered loans.

        The $101.2 million allowance for credit losses at September 30, 2010 decreased $23.1 million from the $124.3 million allowance at December 31, 2009 due to an improved credit risk profile as the February 2010 classified loan sale substantially reduced non-covered nonaccrual and adversely classified loans.

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

        Impaired loans are identified at each reporting date based on certain criteria and individually reviewed for impairment. A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan agreement. We measure impairment of a loan based upon the estimated fair value of the loan's underlying collateral if the loan is collateral dependent or the present value of cash flows, discounted at the loan's effective interest rate, if the loan is not collateralized. The impairment amount on a collateral dependent loan is charged-off to the allowance and the impairment amount on a loan that is not collateral dependent is set up as a specific reserve. Increased charge-offs generally result in increased provisions for credit losses.

        Our loan portfolio, excluding impaired loans which are evaluated individually, is categorized into several pools for purposes of determining allowance amounts by loan pool. The loan pools we currently evaluate are: commercial real estate construction, residential real estate construction, SBA real estate, hospitality real estate, real estate other, commercial collateralized, commercial unsecured, SBA commercial, consumer, foreign, asset-based, and factoring. Within these loan pools, we then evaluate loans not adversely classified, which we refer to as "pass" credits, separately from adversely classified loans. The adversely classified loans are further grouped into three credit risk rating categories: special mention, substandard and doubtful. The allowance amounts for pass rated loans and those loans adversely classified, which are not reviewed individually, are determined using historical loss rates developed through migration analysis. The migration analysis is updated quarterly based on historical losses and movement of loans between ratings. As a result of this migration analysis and its quarterly updating, the increases we experienced in both charge-offs and adverse classifications result in increased loss factors.

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

        We recognize the determination of the allowance for loan losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform sensitivity analyses to provide insight regarding the impact adverse changes in credit risk ratings may have on our allowance for loan losses. The sensitivity analyses has inherent limitations and is based on various assumptions as of a point in time and, accordingly, it is not necessarily representative of the impact loan risk rating changes may have on the allowance for loan losses. At September 30, 2010, in the event that 1 percent of our non-covered loans were downgraded one credit risk rating category for each category (e.g., 1% of the "pass" category moved to the "special mention" category, 1% of the "special mention" category moved to "substandard" category, and 1% of the "substandard" category moved to the "doubtful" category within our current allowance methodology), the allowance for loan losses would have increased by approximately $2.3 million. In the event that 5% of our non-covered loans were downgraded one credit risk category, the allowance for loan losses would increase by approximately $11.4 million. Given current processes employed by the Company, management believes the credit risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different conclusions that could be significant to the Company's financial statements. In addition, current credit risk ratings are subject to change as we continue to review loans within our portfolio and as our borrowers are impacted by economic trends within their market areas.

        The following table presents information regarding the allowance for credit losses on non-covered loans as of the dates indicated:

	September 30, 2010	June 30, 2010	December 31, 2009	September 30, 2009
	(Dollars in thousands)
Allowance for loan losses	$96,494	$88,463	$118,717	$114,575
Reserve for unfunded loan commitments	4,750	4,971	5,561	6,011

Total allowance for credit losses	$101,244	$93,434	$124,278	$120,586

Allowance for credit losses to loans, net of unearned income	3.05%	2.93%	3.35%	3.15%
Allowance for credit losses to nonaccrual loans	95.9%	86.3%	51.7%	62.3%
Allowance for credit losses to nonperforming assets	77.8%	70.4%	43.8%	51.8%

        The lower coverage ratio of 3.05% at September 30, 2010 compared to the 3.35% ratio at December 31, 2009 reflects the improved credit risk profile resulting from the classified loan sale, which substantially reduced non-covered nonaccrual and adversely classified loans.

        The following table presents the changes in our allowance for credit losses on non-covered loans for the periods indicated:

	Three Months Ended September 30, 2010	Three Months Ended June 30, 2010	Year Ended December 31, 2009	Three Months Ended September 30, 2009
	(In thousands)
Allowance for credit losses—beginning of period	$93,434	$91,379	$68,790	$76,743
Provision for credit losses	17,050	14,100	141,900	75,000
Net charge-offs	(9,240)	(12,045)	(86,412)	(31,157)

Allowance for credit losses—end of period	$101,244	$93,434	$124,278	$120,586

        The provision for credit losses for the third quarter of 2010 of $17.1 million is applicable to non-covered loans and commitments only and was based on our allowance methodology and considered, among other factors, net charge-offs, the level and trends of classified, criticized, past due and nonaccrual loans, the migration of loans into various risk classifications, usage trends of unfunded loan commitments, general market conditions and portfolio concentrations.

        The following table presents the changes in our allowance for loan losses on non-covered loans for the periods indicated:

	Three Months Ended September 30, 2010	Three Months Ended June 30, 2010	Year Ended December 31, 2009	Three Months Ended September 30, 2009
	(Dollars in thousands)
Allowance for loan losses—beginning of period	$88,463	$86,163	$63,519	$72,122
Loans charged off:
Real estate mortgage	(4,601)	(6,988)	(46,047)	(2,760)
Real estate construction	(3,032)	(3,341)	(28,542)	(8,224)
Commercial	(2,074)	(1,024)	(11,982)	(19,908)
Consumer	(218)	(2,004)	(1,180)	(387)
Foreign	(113)	—	(368)	—

Total loans charged off	(10,038)	(13,357)	(88,119)	(31,279)

Recoveries on loans charged off:
Real estate mortgage	—	1,017	503	55
Real estate construction	—	27	461	6
Commercial	319	254	548	45
Consumer	348	12	151	16
Foreign	131	2	44	—

Total recoveries on loans charged off	798	1,312	1,707	122

Net charge-offs	(9,240)	(12,045)	(86,412)	(31,157)
Provision for loan losses	17,271	14,345	141,610	73,610

Allowance for loan losses—end of period	$96,494	$88,463	$118,717	$114,575

Ratios(1):
Allowance for loan losses to loans, net (end of period)	2.91%	2.78%	3.20%	3.00%
Allowance for loan losses to nonaccrual loans (end of period)	91.43%	81.70%	49.43%	59.18%
Annualized net charge-offs to average loans	1.09%	1.50%	2.22%	3.17%

(1)
Ratios apply only to non-covered loans.

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

        The following table presents the changes in our reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended September 30, 2010	Three Months Ended June 30, 2010	Year Ended December 31, 2009	Three Months Ended September 30, 2009
	(In thousands)
Reserve for unfunded loan commitments—beginning of period	$4,971	$5,216	$5,271	$4,621
Provision (reversal)	(221)	(245)	290	1,390

Reserve for unfunded loan commitments—end of period	$4,750	$4,971	$5,561	$6,011

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

  Allowance for Credit Losses on Covered Loans

        The covered loans are subject to our internal and external credit review. If and when deterioration in the expected cash flows occurs, this event usually results in a provision for credit losses which is charged to earnings without regard to the FDIC loss sharing agreement. The portion of the estimated loss reimbursable from the FDIC will be recorded in FDIC loss sharing income and will increase the FDIC loss sharing asset. For acquired impaired loans, the allowance for loan losses is measured at the end of each financial reporting period based on expected cash flows. Decreases in the amount and changes in the timing of expected cash flows on the acquired impaired loans as of the financial reporting date compared to those initially estimated are usually recognized by recording a provision for credit losses on such covered loans. Acquired loans not accounted for as impaired loans are subject to our allowance for credit loss methodology. Although we estimate the required allowance for credit losses similar to the methodology used for originated loans, we record a provision for such loan losses only when the reserve requirement exceeds any remaining credit discount on these covered loans. During the third quarter of 2010 we recorded a provision for credit losses of $7.4 million on the covered loan portfolio and $5.9 million in FDIC loss sharing income related to this provision.

        The following table presents the changes in our allowance for credit losses on covered loans for the periods indicated:

	Three Months Ended September 30, 2010	Three Months Ended June 30, 2010
	(In thousands)
Allowance for credit losses on covered loans, beginning of period	$37,878	$32,014
Provision	7,400	8,850
Charge-offs, net	(5,099)	(2,986)

Allowance for credit losses on covered loans, end of period	$40,179	$37,878

  Covered Nonperforming Assets

        Loans accounted for under ASC 310-30, which we refer to as "acquired impaired loan accounting," are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when expected cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans as long as the estimated cash flows are received as expected. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated.

        The following table presents a summary of covered loans that would be considered nonaccrual except for the accounting requirements regarding acquired impaired loans and other real estate owned covered by the loss sharing agreement ("covered nonaccrual loans" and "covered OREO"; collectively, "covered nonperforming assets") as of the date indicated:

September 30, 2010
(In thousands)
Covered nonaccrual loans	$171,804
Covered OREO	55,244

Total covered nonperforming assets	$227,048

Covered performing restructured loans	$44,614

  Non-Covered Nonperforming Assets

        Non-covered nonperforming assets include non-covered nonaccrual loans and non-covered OREO and totaled $130.1 million at the end of September compared to $132.8 million at June 30, 2010. The ratio of non-covered nonperforming assets to non-covered loans and non-covered OREO decreased to 3.89% at September 30, 2010 from 4.14% at June 30, 2010. The $2.7 million reduction in non-covered nonperforming assets is due to lower nonaccrual loans.

        The following table presents non-covered nonperforming assets information as of the dates indicated:

	September 30, 2010	June 30, 2010	December 31, 2009	September 30, 2009
	(Dollars in thousands)
Nonaccrual loans(1)	$105,539	$108,283	$240,167	$193,618
Other real estate owned(1)	24,598	24,523	43,255	39,210

Total nonperforming assets	$130,137	$132,806	$283,422	$232,828

Performing restructured loans(1)	$143,407	$76,367	$181,454	$142,542
Nonperforming assets to loans, net of unearned income, and other real estate owned(1)	3.89%	4.14%	7.56%	6.03%
Nonaccrual loans to loans, net of unearned income(1)	3.18%	3.40%	6.48%	5.06%

(1)
Excludes covered loans and covered OREO from the Los Padres and Affinity acquisitions.

        All non-covered nonaccrual and restructured loans are considered impaired and are evaluated individually for loss exposure. At September 30, 2010 we had $191.7 million of restructured loans of which $143.4 million were in compliance with their modified terms and on accrual status. The September 30, 2010 balance consists primarily of $94.8 million in commercial real estate loans, $29.0 million in commercial and industrial loans, and $17.5 million in construction loans. The

$67.0 million increase in performing restructured loans during the third quarter of 2010 to $143.4 million was primarily attributable to modifications to six real estate related loans totalling $49.4 million. These modifications consisted of interest rate reductions for periods ranging from 12 to 24 months. The majority of our loan restructurings relates to commercial real estate lending and involves lowering the interest rate and/or changing to interest-only payments for a period of time. In these cases, we do not typically forgive principal or extend the maturity date as part of the loan modification. The majority of the restructured performing loans was on accrual status prior to the loan modifications and remained on accrual status after the loan modifications due to the borrowers making payments before and after the restructurings. Loan restructurings are expected to continue as we work with borrowers who are experiencing financial difficulties.

        The types of non-covered loans included in the nonaccrual category and accruing loans past due between 30 and 89 days are presented below as of the dates indicated:

	Nonaccrual Loans(1)
					Accruing and Over 30 days Past Due(1)
	September 30, 2010		June 30, 2010
Loan Category	Balance	% of Loan Category	Balance	% of Loan Category	September 30, 2010 Balance	June 30, 2010 Balance
	(Dollars in thousands)
SBA:
SBA 504	24,480	26.5%	21,359	22.6%	500	3,041
SBA 7(a) and Express	5,258	16.3%	7,134	20.7%	141	132

Total SBA	29,738		28,493		641	3,173
Commercial real estate	26,392	1.3%	38,428	2.1%	1,356	67
Residential land	25,463	67.8%	24,625	68.3%	22	—
Commercial	8,592	1.3%	12,188	1.8%	1,189	2,244
Commercial construction	1,353	1.6%	1,493	1.8%	—	—
Residential multi-family	848	0.6%	879	0.5%	—	—
Residential	9,250	8.4%	623	0.5%	1,043	503
Residential construction	814	3.0%	470	1.6%	—	—
Commercial land	1,517	3.5%	—	0.0%	—	2,150
Other, including foreign	1,572	3.0%	1,084	1.9%	335	64

	$105,539	3.2%	$108,283	3.4%	$4,586	$8,201

(1)
Excludes covered loans from the Los Padres and Affinity acquisitions.

        The $2.7 million decline in non-covered nonaccrual loans during the third quarter was composed of (a) additions of $26.5 million, (b) reductions, payoffs and returns to accrual status of $10.3 million, (c) foreclosures of $10.7 million, and (d) charge-offs of $8.2 million.

        At September 30, 2010, approximately 73% of the nonaccrual loan total was represented by:

  1.
  SBA-related loans of $29.7 million.

  2.
  Two loans collateralized by land in Ventura County, California totaling $23.5 million. A charge-off of $3.0 million was taken on these loans in the third quarter due to an updated appraisal.

  3.
  One loan for $5.7 million secured by an out-of-state shopping center. This loan has been written down to its underlying collateral value based on the most recent appraisal. A receiver is in place to manage the property and foreclosure proceedings have commenced. Protracted collection efforts may result in additional write-downs on this loan and resultant credit loss provisions.

  4.
  Two unrelated hotel-secured loans totaling $5.6 million. One loan has been written down to its collateral value based on the most recent appraisal, while a specific reserve has been established on the other loan for the appraisal shortfall.

  5.
  Four industrial warehouse loans to the same borrower totaling $5.9 million. Collateral for all four loans is located in Riverside County, California. Write-downs and resultant credit loss provisions may be necessary if economic conditions in this market do not improve in the near future.

  6.
  One residential loan for $6.4 million. The loan is collateralized by 2nd trust deeds on two single family residences in Beverly Hills, California.

        The activity in non-covered OREO during the third quarter of 2010 included additions due to foreclosures of $10.6 million, reductions related to sales of $8.4 million, and write-downs of $2.1 million. The write-downs were based on new appraisals or negotiated sales prices with buyers. The following table presents the components of OREO by property type as of the dates indicated:

Property Type	September 30, 2010	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Commercial real estate	$18,920	$17,285	$28,478
Single family residence	2,743	4,057	7,263
Construction and land development	2,935	3,181	7,514

Total non-covered OREO	$24,598	$24,523	$43,255

  Loan Portfolio Risk Elements

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

        We have $280.6 million of commercial real estate mortgage loans maturing over the next 12 months. In the event we refinance any of these loans because the borrowers are unable to obtain financing elsewhere due to the inability of banks in our market area to make loans, such loans may be considered troubled debt restructurings even though they were performing throughout their terms. Higher levels of troubled debt restructurings may lead to increased classified assets and credit loss provisions.

        Our loan portfolio, including both non-covered and covered loans, continues to experience pressure from economic trends in Southern California. We expect that such pressures will continue for the remainder of 2010.

  Deposits

        The following table presents the balance of each major category of deposits at the dates indicated:

	September 30, 2010		June 30, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$1,467,862	31%	$1,395,510	33%	$1,302,974	32%
Interest checking deposits	487,022	10	440,853	10	439,694	11
Money market deposits	1,303,522	27	1,178,606	28	1,171,386	28
Savings deposits	135,245	3	114,674	3	108,569	3

Total core deposits	3,393,651	71	3,129,643	74	3,022,623	74

Time deposits under $100,000	559,724	12	448,720	11	505,130	12
Time deposits over $100,000	847,539	17%	643,576	15	566,816	14

Total time deposits	1,407,263	29%	1,092,296	26	1,071,946	26

Total deposits	$4,800,914	100%	$4,221,939	100%	$4,094,569	100%

        Total deposits increased $579.0 million during the third quarter to $4.8 billion at September 30, 2010. We added $752.2 million in deposits on August 20, 2010 in connection with the Los Padres acquisition, but this balance subsequently declined by $259.4 million to $492.8 million at September 30, 2010. When the Los Padres deposits are excluded, legacy deposits grew $86.1 million. Core deposits, which include noninterest-bearing demand, interest checking, money market, and savings accounts, increased $264.0 million during the current quarter to $3.4 billion at September 30, 2010, and represented 71% of total deposits at that date. Time deposits grew $315.0 million to $1.4 billion at September 30, 2010. Brokered deposits totaled $104.9 million at September 30, 2010. Noninterest-bearing demand deposits increased $72.4 million during the third quarter to $1.5 billion at September 30, 2010 and represented 31% of total deposits at that date. Deposits by foreign customers, primarily located in Mexico and Canada, totaled $139.4 million, or approximately 2.90% of total deposits at September 30, 2010.

        During the nine months ended September 30, 2010, total deposits and core deposits grew $706.3 million and $371.0 million, respectively. When the Los Padres deposits are excluded, legacy total deposits and core deposits increased $213.5 million and $192.9 million, respectively, during this period.

Regulatory Matters

  Capital

        Actual capital amounts and ratios for the Company and the Bank as of September 30, 2010 are presented in the following table. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. As a result, the Company's and the Bank's regulatory capital was reduced by $40.0 million and $11.2 million, respectively, at September 30, 2010. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future.

	September 30, 2010
	Well Capitalized Requirement	Pacific Western Bank	PacWest Bancorp Consolidated
Tier 1 leverage capital ratio	5.00%	9.04%	9.17%
Tier 1 risk-based capital ratio	6.00%	12.44%	12.54%
Total risk-based capital ratio	10.00%	13.72%	13.82%
Tangible common equity ratio	N/A	8.98%	7.39%

  Subordinated Debentures

        The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities, which totaled $123.0 million at September 30, 2010. Our trust preferred securities are currently included in our Tier I capital for purposes of determining the Company's Tier I and total risk-based capital ratios. The FRB, which is the holding company's banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities that is scheduled to be effective on March 31, 2011. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity, less goodwill net of any related deferred income tax liability. The regulations currently in effect through December 31, 2010 limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at September 30, 2010. We expect that our Tier I capital ratios will be at or above the existing well capitalized levels on March 31, 2011, the second date on which the modified capital regulations must be applied.

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

  Dividends on Common Stock and Interest on Subordinated Debentures

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

Sales of Common Stock

        On March 1, 2010 holders of 1,348,040 warrants to acquire PacWest Bancorp common stock exercised such warrants for net proceeds of $26.6 million. The warrants, which had a strike price of $20.20 per share, represented 99% of the 1,361,656 six-month warrants issued in August 2009. The additional 1,361,657 million warrants that were issued in August 2009 with a strike price of $20.20 expired unexercised during August 2010.

Liquidity Management

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

        The Bank's primary liquidity source is its core deposit base. The Bank uses collateralized FHLB advances as one of its sources of affordable and immediately available liquidity. The level of such wholesale funding is monitored based on the Bank's liquidity requirements, and we maintain what we believe to be an acceptable level of this collateralized borrowing capacity. The Bank's secured borrowing capacity with the FHLB was $1.1 billion, of which $871.8 million was available as of September 30, 2010. The Bank also maintains a security repurchase line with the FHLB to provide an additional $54.0 million in secured borrowing capacity, against which there were no borrowings as of September 30, 2010. In addition to the secured borrowing relationship with the FHLB, and to meet short term liquidity needs, the Bank maintains adequate balances in liquid assets, which include cash and due from banks, Federal Funds sold, interest-earning deposits in other financial institutions, and unpledged investment securities available-for-sale. The Bank also maintains a secured line of credit with the FRB which had a borrowing capacity of $387.2 million and no amount outstanding at September 30, 2010. In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit, subject to availability, of $52.0 million with correspondent banks for purchase of overnight funds.

        We may use large denomination brokered time deposits, the availability of which is uncertain and subject to competitive market forces, for liquidity management purposes. At September 30, 2010, the Bank had $104.5 million of these brokered deposits. In addition, we have $55.2 million of customer deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our participating customers' deposits.

        To meet short-term liquidity needs, the Bank maintains what we believe are adequate balances in cash, interest-earning deposits in other financial institutions and investment securities with a maturity or duration of five years or less. Our on balance sheet liquidity ratio, calculated as liquid assets (cash, interest-earning deposits in financial institutions and unpledged investment securities available-for-sale) as a percent of total deposits, was 16.5% as of September 30, 2010 and 11.2% at December 31, 2009. We built-up the Bank's on balance sheet liquidity in order to have more flexibility during this current economic cycle.

  Holding Company Liquidity

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

        At September 30, 2010, the Company had, on a stand-alone basis, approximately $27.3 million in cash on deposit at the Bank. Management believes this amount of cash is sufficient to fund the Company's 2010 cash flow needs.

  Contractual Obligations

        The following table presents the known contractual obligations of the Company as of the date indicated:

	September 30, 2010
	Due Within One Year	Due in One to Three Years	Due in Three to Five Years	Due After Five Years	Total
	(Dollars in thousands)
Time deposits	$868,314	$535,042	$3,907	$—	$1,407,263
Long-term debt obligations	—	50,000	—	354,648	404,648
Operating lease obligations	16,757	27,602	18,507	15,672	78,538
Other contractual obligations	3,788	—	—	—	3,788

Total	$888,859	$612,644	$22,414	$370,320	$1,894,237

        Time deposits include brokered deposits of $159.7 million at September 30, 2010. Such amount includes (a) $55.2 million of customer deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits, and (b) $104.5 million of Pacific Western Bank wholesale CDs.

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

Off-Balance Sheet Arrangements

        Our obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded. At September 30, 2010, our loan-related commitments, including standby letters of credit, totaled $763.4 million. The commitments which result in a funded loan increase our profitability through net interest income. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources have been and are expected to be sufficient to meet the cash requirements of our lending activities.

Asset/Liability Management and Interest Rate Sensitivity

  Interest Rate Risk

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

        Market risk sensitive instruments are generally defined as derivatives and other financial instruments, which include investment securities, loans, deposits, and borrowings. At September 30, 2010 we had not used any derivatives to alter our interest rate risk profile or for any other reason. However, both the repricing characteristics of our fixed rate loans and floating rate loans, the significant percentage of noninterest-bearing deposits compared to interest- earning assets, and the callable features in certain borrowings, may influence our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, interest-bearing deposits in financial institutions, Federal Home Loan Bank stock, investment securities, deposits, borrowings and subordinated debentures.

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

        We evaluated the results of our net interest income simulation and market value of equity models prepared as of September 30, 2010, the results of which are presented below. Our net interest income simulation indicates that our balance sheet is liability sensitive as rising interest rates would result in a decline in our net interest margin. This profile is primarily a result of the increased origination of fixed rate loans and variable rate loans with initial fixed rate terms, which is driven by customer demand for fixed rate products in this low interest rate environment. Our market value of equity model indicates an asset sensitive profile suggesting a sudden sustained increase in rates would result in an increase in our estimated market value of equity. This profile is a result of the assumed floors in the Company's offering rates, which are not expected to increase to the extent of the movement of market interest rates, and the significant value placed on the Company's noninterest-bearing deposits for purposes of this analysis. The divergent profile between the net interest income simulation and market value of equity model is a result of the Company's significant level of noninterest-bearing deposits. Static balances of noninterest-bearing deposits do not impact the net interest income simulation. However, the value of these deposits increase substantially in the market value of equity model when market rates are assumed to rise. In general, we view the net interest income model results as more relevant to the Company's current operating profile and manage our balance sheet based on this information.

  Net Interest Income Simulation

        We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of September 30, 2010. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet. This analysis calculates the difference between net interest income forecasted using both increasing and declining interest rate scenarios and net interest income forecasted using a base market interest rate derived from the U.S. Treasury yield curve at September 30, 2010. In order to arrive at the base case, we extend our balance sheet at September 30, 2010 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products' pricing as of September 30, 2010. Based on such repricings, we calculate an estimated net interest income and net interest margin.

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

        The simulation analysis does not account for all factors that impact this analysis, including changes by management to mitigate the impact of interest rate changes or the impact a change in interest rates may have on our credit risk profile, loan prepayment estimates and spread relationships which can change regularly. In addition, the simulation analysis does not make any assumptions regarding loan fee income, which is a component of our net interest income and tends to increase our net interest. In 2010 loan fee income increased our net interest margin by 10 basis points. Management reviews the model assumptions for reasonableness on a quarterly basis.

        The following table presents as of September 30, 2010, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points.

Interest rate scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$250,332	(4.96)%	4.69%	(0.24)%
Up 200 basis points	$249,526	(5.27)%	4.68%	(0.25)%
Up 100 basis points	$251,487	(4.52)%	4.71%	(0.22)%
BASE CASE	$263,402		4.93%	—
Down 100 basis points	$254,875	(3.24)%	4.78%	(0.15)%
Down 200 basis points	$254,605	(3.34)%	4.77%	(0.16)%
Down 300 basis points	$253,250	(3.85)%	4.75%	(0.18)%

        The net interest income simulation model prepared as of September 30, 2010 suggests our balance sheet is liability sensitive. Liability sensitivity indicates that in a rising interest rate environment, our net interest margin would decrease. Due to the historically low market interest rates as of September 30, 2010 the "down" scenarios are not considered meaningful and are excluded from the following discussion. This liability sensitive profile is due to the assumed repricing characteristics of our loans, deposits and borrowings. The Federal Reserve lowered the Federal Funds benchmark rate by 175 basis points during the fourth quarter of 2008 and we reduced our base lending rate 100 basis points. While not lowering our base lending rate may prevent further compression of our net interest margin given the current low interest rate environment, our loans will act like fixed rate instruments until market rates catch up to our loan offering rates. This would have the effect of compressing our net interest margin as approximately $421.5 million of our loans have interest rates that are tied to our base lending rate and would otherwise be subject to immediate repricing. Additionally, of the remaining $825.7 million of variable rate loans that would otherwise be subject to immediate repricing, $673.6 million of such loans are at their floors and most would require an increase in interest rates of at least 300 basis points before their rates would begin to adjust. Accordingly, in the event of a sudden sustained increase in rates, we assume the cost of our liabilities would begin to increase immediately while our loans are assumed to reprice upward only after market rates exceed our interest rate floors.

        In comparing the September 30, 2010, simulation results to June 30, 2010, our profile has remained relatively unchanged while our overall estimated net interest income has grown for all scenarios. The growth in the net interest income is a result of the growth in earning assets from the Los Padres acquisition.

  Market Value of Equity

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

        The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at September 30, 2010. The following table shows the projected change in the market value of equity for the set of rate shocks presented as of September 30, 2010:

Interest rate scenario	Estimated Market Market Value	Percentage Change From Base	Percentage of Total Assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$695,380	16.33%	12.1%	140.8%
Up 200 basis points	$691,373	15.66%	12.0%	140.0%
Up 100 basis points	$653,986	9.41%	11.4%	132.4%
BASE CASE	$597,754	—	10.4%	121.1%
Down 100 basis points	$509,853	(14.71)%	8.9%	103.3%
Down 200 basis points	$456,900	(23.56)%	8.0%	92.5%
Down 300 basis points	$417,271	(30.19)%	7.3%	84.5%

        The results of our market value of equity model indicate an asset sensitive interest rate risk profile at September 30, 2010 demonstrated by the increase in the market value of equity in the "up" interest rate scenarios compared to the "base case". Given the historically low market interest rates as of September 30, 2010, the "down" scenarios at September 30, 2010 are not considered meaningful and excluded from the following discussion.

        Our asset sensitive position as of September 30, 2010 is due primarily to the composition of our loan portfolio which is not projected to decline in value in a rising rate environment. In this type of analysis, a higher discount rate applied to a loan portfolio will result in a lower loan value. The discount rate used to value our loan portfolio is derived from the expected offering rate for each loan type with a similar term and credit risk profile. In a rising rate environment management does not expect to increase our offering rates to the same extent as market rates and in turn our loans are not projected to lose significant value. Conversely, the discount rates for our liabilities are expected to increase to the same extent as increases in market rates. Therefore our liabilities are expected increase in value as rates rise thereby increasing the estimated market value of equity in the rising rate scenario.

        In comparing the September 30, 2010 simulation results to June 30, 2010, our base case estimated market value of equity has increased while our overall profile has become more asset sensitive. The increase in base case estimated market value of equity is the result of growth in interest-earning assets from the Los Padres acquisition. The increased asset sensitivity is due to growth in core deposits during the quarter and the flatter US Treasury yield curve as of September 30, 2010 which resulted in an increase in the estimated value of our loans in the "up" scenarios as the Company's offering rates are not expected to increase substantially above our interest rate floors.

  Gap Analysis

        As part of the interest rate management process, we use a gap analysis. A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest-sensitive assets and interest-bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match the volume of interest sensitive assets and interest-bearing liabilities repricing over different time intervals.

        The following table illustrates the volume and repricing characteristics of our balance sheet at September 30, 2010 over the indicated time intervals:

	Amounts Maturing or Repricing In
September 30, 2010	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Non Interest Rate Sensitive	Total
	(Dollars in thousands)
ASSETS
Cash and deposits in financial institutions	$68,355	$—	$115	$—	$91,615	$160,085
Investment securities	15,387	24,989	31,141	774,582	—	846,099
Loans, net of unearned income	1,549,028	438,073	1,165,589	1,172,038	—	4,324,728
Other assets	—	—	—	—	412,010	412,010

Total assets	$1,632,770	$463,062	$1,196,845	$1,946,620	$503,625	$5,742,922

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$—	$—	$—	$—	$1,467,862	$1,467,862
Interest-bearing demand, money market and savings	1,925,789	—	—	—	—	1,925,789
Time deposits	426,232	442,082	538,949	—	—	1,407,263
Borrowings	—	—	50,000	225,000	—	275,000
Subordinated debentures	46,394	61,856	—	18,558	2,840	129,648
Other liabilities	—	—	—	—	43,598	43,598
Stockholders' equity	—	—	—	—	493,762	493,762

Total liabilities and stockholders' equity	$2,398,415	$503,938	$588,949	$243,558	$2,008,062	$5,742,922

Period gap	$(765,645)	$(40,876)	$607,896	$1,703,062	$(1,504,437)
Cumulative interest-earning assets	$1,632,770	$2,095,832	$3,292,677	$5,239,297
Cumulative interest-bearing liabilities	$2,398,415	$2,902,353	$3,491,302	$3,734,860
Cumulative gap	$(765,645)	$(806,521)	$(198,625)	$1,504,437
Cumulative interest-earning assets to cumulative interest-bearing liabilities	68.1%	72.2%	94.3%	140.3%
Cumulative gap as a percent of:
Total assets	(13.3)%	(14.0)%	(3.5)%	26.2%
Interest-earning assets	(14.8)%	(15.6)%	(3.8)%	29.1%

        All amounts are reported at their contractual maturity or repricing periods, except for $57.3 million in FHLB stock which is shown as a longer-term repricing investment because of the FHLB's suspended/reduced stock redemptions and dividend payments. This analysis makes certain assumptions as to interest rate sensitivity of savings and NOW accounts which have no stated maturity and have had very little rate fluctuation in the past three years. Money market accounts are repriced at management's discretion and generally are more rate sensitive.

        At September 30, 2010, we had a three-month negative gap position of $765.6 million, an increase of $408.8 million from the $356.8 million negative gap position at June 30, 2010. The increase is due primarily to the growth in deposits primarily from the Los Padres acquisition. The decline in cash reflects the July 1, 2010 purchase of $234.1 million in real estate loans. The increase in loans was due mostly to the Los Padres acquisition and the July 1, 2010 real estate loan purchase, offset partially by loan reductions due to charge-offs, foreclosures and payoffs.

        The preceding table indicates that we had a negative one year cumulative gap of $806.5 million at September 30, 2010, an increase of $415.5 million from the $391.0 million negative gap position at June 30, 2010 and an increase of $83.7 million from the negative gap position of $722.8 million at December 31, 2009. The growth in the negative gap is primarily attributable to the increase in interest-bearing deposits and a decline in cash, offset partially by the growth in loans. This gap position suggests that we are liability sensitive and if rates were to increase, our net interest margin would most likely decrease. Conversely, if rates were to decrease, our net interest margin would most likely increase. The ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year at September 30, 2010, is 72.2%. This one year gap position indicates that interest expense is likely to be affected to a greater extent than interest income for any changes in interest rates within one year from September 30, 2010.

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

ITEM 1A.    Risk Factors

        There has been no material changes with respect to the risk factors described in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which Item 1A. is incorporated herein by reference.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Repurchases of Common Stock

        The following table presents stock purchases made during the third quarter of 2010:

	Total Shares Purchased(a)	Average Price Per Share
July 1 - July 31, 2010	8,254	$20.98
August 1 - August 31, 2010	7,385	19.58
September 1 - September 30, 2010	—	—

Total	15,639	$20.32

(a)
Shares repurchased in satisfaction of financial obligations incurred through the vesting of the Company's restricted stock.

ITEM 6.   Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended, of PacWest Bancorp, a Delaware corporation (Exhibit 3.1 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
3.2	Certificate of Amendment, dated May 14, 2010, to Certificate of Incorporation of PacWest Bancorp (Exhibit 3.1 to Form 8-K filed on May 14, 2010 and incorporated herein by this reference).
3.3	Bylaws of PacWest Bancorp, a Delaware corporation, dated April 22, 2008 (Exhibit 3.2 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
10.24
Purchase and Assumption Agreement, dated as of August 20, 2010, between Federal Deposit Insurance Corporation and Pacific Western Bank (Exhibit 2.1 to Form 8-K filed on August 26, 2010 and incorporated herein by reference).
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

PACWEST BANCORP
Date: November 8, 2010	/s/ VICTOR R. SANTORO Victor R. Santoro Executive Vice President and Chief Financial Officer