Form 10-K
period 2010-12-31
PACWEST BANCORP
filed 2011-03-15
CIK 1102112

Use these links to rapidly review the document

TABLE OF CONTENTS2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 00-30747

PACWEST BANCORP
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	33-0885320 (I.R.S. Employer Identification No.)
10250 Constellation Blvd., Suite 1640
Los Angeles, California	90067
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (310) 286-1144

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $.01 par value per share	The Nasdaq Stock Market, LLC

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

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐    No ☒

         As of June 30, 2010, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on The Nasdaq Global Select Market as of the close of business on June 30, 2010, was approximately $562.8 million. Registrant does not have any nonvoting common equities.

         As of March 2, 2011, there were 35,461,610 shares of registrant's common stock outstanding, excluding 1,426,687 shares of unvested restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company's definitive proxy statement for its 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

PACWEST BANCORP

2010 ANNUAL REPORT ON FORM 10-K

PACWEST BANCORP

2010 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS (Continued)

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

        PacWest Bancorp was formerly known as First Community Bancorp. At a special meeting of the Company's shareholders held on April 23, 2008, the shareholders approved the reincorporation of the Company in Delaware from California and the change of the Company's name to PacWest Bancorp from First Community Bancorp. The reincorporation became effective on May 14, 2008. In connection with the reincorporation and name change, the Company also changed its ticker symbol on the NASDAQ Global Select Market to "PACW." Other than the name change, change in ticker symbol and change in corporate domicile, the reincorporation did not result in any change in the business, physical location, management, assets, liabilities or total stockholders' equity of the Company, nor did it result in any change in location of the Company's employees, including the Company's management. Additionally, the reincorporation did not alter any shareholder's percentage ownership interest or number of shares owned in the Company. The stockholders' equity section of the accompanying consolidated financial statements has been restated retroactively to give effect to the reincorporation. Such reclassification had no effect on the results of operations or the total amount of stockholders' equity.

Recent Transactions

        During 2010, we completed the following transactions:

  •
  In December, we sold $74.9 million in non-covered adversely classified loans, of which $17.6 million were nonaccrual loans and $43.7 million were performing restructured loans.

  •
  In August, we acquired Los Padres Bank in an FDIC-assisted transaction, which included $437.1 million in loans and $752.2 million in deposits. We recorded $47.3 million in goodwill in connection with this acquisition.

  •
  In July, we purchased $234.1 million of performing loans secured by Southern California real estate.

  •
  In March, holders of the Series A warrants issued in August 2009 exercised them. We issued 1,348,040 shares of common stock for net proceeds of approximately $26.6 million after expenses. Subsequently, in August, the Series B warrants issued in August 2009 expired unexercised.

  •
  In February, we sold $323.6 million in non-covered adversely classified loans, of which $110.5 million were nonaccrual loans and $105.1 million were performing restructured loans.

        During 2009, we completed the following transactions:

  •
  In December, we filed a registration statement with the Securities and Exchange Commission ("SEC") to offer to sell, from time to time, shares of common stock, preferred stock, depositary shares, and warrants for an aggregate initial offering price up to $350 million. The registration statement was declared effective January 8, 2010.

  •
  In August, we acquired Affinity Bank in an FDIC-assisted transaction, which included $675.6 million in loans and $868.2 million in deposits. We recorded a gain of $67.0 million in connection with this transaction.

  •
  In August, we sold in a direct placement to institutional investors 2.7 million shares of common stock for $50 million, and issued to each investor two warrants, Series A and Series B, exercisable for common shares at $20.20 per share, with expiration dates in March 2010 and August 2010, respectively.

  •
  In June, we filed a registration statement with the SEC to offer to sell, from time to time, shares of stock for an aggregate initial offering price up to $150 million. The registration statement was declared effective June 30, 2009, but terminated when the $350 million shelf registration became effective on January 8, 2010.

  •
  In January, we issued 3,846,153 common shares at $26.00 per share for total cash consideration of approximately $100 million in a private placement to CapGen Capital Group II LP.

        See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" and Notes 3, 4, 6 and 18 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for further information regarding recent transactions.

Banking Business

        Pacific Western is a full-service commercial bank offering a broad range of banking products and services including: accepting time and demand deposits; originating loans, including commercial, real estate construction, real estate miniperm, SBA guaranteed and consumer loans; and providing other business-oriented products. We have 77 full-service community banking branches. Our operations are primarily located in Southern California and the Bank focuses on conducting business with small to medium size businesses and the owners and employees of those businesses. The majority of our loans are secured by the real estate collateral of such businesses. We extend credit to customers located primarily in counties we serve. We also provide asset-based lending and factoring of accounts receivable to small businesses located throughout Arizona, California, and the Pacific Northwest through BFI Business Finance, or BFI, based in San Jose, California and First Community Financial, or FCF, based in Phoenix, Arizona. Special services, including international banking services, multi-state deposit services and investment services, or requests beyond the lending limits of the Bank can be arranged through correspondent banks. The Bank also issues ATM and debit cards, has a network of branded ATMs and offers access to ATM networks through other major service providers. We provide access to customer accounts via a 24-hour seven day a week toll-free automated telephone customer service and a secure online banking service.

        At December 31, 2010 our assets totaled $5.5 billion, of which gross non-covered loans totaled $3.2 billion, or 57% of assets, and covered loans totaled $908.6 million, or 16% of assets. At this date, the non-covered loans were composed of approximately 22% in commercial loans, 64% in commercial real estate loans, 8% in residential real estate loans, 3% in commercial real estate construction loans, 2% in residential real estate construction loans, and 1% in consumer and other loans. These percentages include some foreign loans, primarily to entities, and on a limited basis to individuals, with business in Mexico, representing 1% of non-covered loans.

        We are committed to maintaining premier, relationship-based community banking in Southern California serving the needs of those businesses in our marketplace, as well as serving the needs of growing businesses that may not yet meet the credit standards of the Bank through tightly controlled asset-based lending and factoring of accounts receivable. We compete actively for deposits, and emphasize solicitation of noninterest-bearing deposits. In managing the top line of our business, we focus on making quality loans and gathering low-cost deposits to maximize our net interest margin, as net interest income accounted for 84% of our net revenues (net interest income plus noninterest income) in 2010. The strategy for serving our target markets is the delivery of a finely-focused set of value-added products and services that satisfy the primary needs of our customers, emphasizing superior service and relationships over transaction volume or low pricing.

        We generate our revenue primarily from the interest received on the various loan products and investment securities and fees from providing deposit services, foreign exchange services and extending credit. Our major operating expenses are the interest paid by the Bank on deposits and borrowings, employee compensation and general operating expenses. The Bank relies on a foundation of locally generated deposits to fund loans. Our Bank has a relatively low cost of funds due to a high percentage of noninterest-bearing and low cost deposits to total deposits. Our operations, similar to other financial institutions with operations predominately focused in Southern California, are significantly influenced by economic conditions in Southern California, including the strength of the real estate market, the fiscal and regulatory policies of the federal and state government and the regulatory authorities that govern financial institutions. See "—Supervision and Regulation." Through our offices located in Northern California and our asset-based lending operations with production and marketing offices located in Arizona, Northern California, and the Pacific Northwest, we are also subject to the economic conditions affecting these markets.

  Lending Activities

        Through the Bank, the Company concentrates its lending activities in four principal areas:

        (1)    Real Estate Loans.    Real estate loans are comprised of construction loans, miniperm loans collateralized by first or junior deeds of trust on specific commercial properties and equity lines of credit. The properties collateralizing real estate loans are principally located in our primary market areas of Los Angeles, Orange, San Bernardino, Riverside, San Diego, Ventura, Santa Barbara and San Luis Obispo counties in California and the neighboring communities. Construction loans are comprised of loans on commercial, residential and income producing properties that generally have terms of less than two years and typically bear an interest rate that floats with the Bank's base rate or another established index. Miniperm loans finance the purchase and/or ownership of commercial properties, including owner-occupied and income producing properties. Miniperm loans are generally made with an amortization schedule ranging from 15 to 25 years with a lump sum balloon payment due in one to ten years. Equity lines of credit are revolving lines of credit collateralized by junior deeds of trust on residential real properties. They generally bear a rate of interest that floats with the Bank's base rate or the prime rate and have maturities of ten years. From time to time, we purchase participation interests in loans originated by other financial institutions. These loans are subject generally to the same underwriting criteria and approval process as loans originated directly by us.

        The Bank's real estate portfolio is subject to certain risks, including, but not limited to: (i) the effects of economic downturns in the Southern California economy and in general; (ii) interest rate increases; (iii) reduction in real estate values in Southern California and in general; (iv) increased competition in pricing and loan structure; (v) the borrower's ability to refinance or payoff the balloon or line of credit at maturity; and (vi) environmental risks, including natural disasters. In addition to the foregoing, construction loans are also subject to project specific risks including, but not limited to: (a) construction costs being more than anticipated; (b) construction taking longer than anticipated; (c) failure by developers and contractors to meet project specifications; (d) disagreement between contractors, subcontractors and developers; (e) demand for completed projects being less than anticipated; (f) buyers being unable to secure financing; and (g) loss through foreclosure.

        When underwriting loans, we strive to reduce the exposure to such risks by (i) reviewing each loan request and renewal individually, (ii) using a dual signature approval system for the approval of each loan request for loans over a certain dollar amount, (iii) adhering to written loan policies, including, among other factors, minimum collateral requirements, maximum loan-to-value ratio requirements, cash flow requirements and personal guarantees, (iv) obtaining independent third party appraisals which are reviewed by the Bank's appraisal department, (v) obtaining external independent credit reviews, (vi) evaluating concentrations as a percentage of capital and loans, and (vii) conducting environmental reviews, where appropriate. With respect to construction loans, in addition to the foregoing, we attempt to mitigate project specific risks by: (a) implementing a controlled disbursement process for loan proceeds in accordance with an agreed upon schedule; (b) conducting project site visits; and (c) adhering to release-price schedules to ensure the prices for which newly-built units to be sold are sufficient to repay the Bank. The risks related to buyer inability to secure financing and loss through foreclosure are not controllable. We review each loan request on the basis of our ability to recover both principal and interest in view of the inherent risks.

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

        (3)    SBA Loans.    SBA loans are made through programs designed by the federal government to assist the small business community in obtaining financing from financial institutions that are given government guarantees as an incentive to make the loans. Our SBA loans fall into two categories, loans originated under the SBA's 7a Program ("7a Loans") and loans originated under the SBA's 504 Program ("504 Loans"). SBA 7a Loans are commercial business loans generally made for the purpose of purchasing real estate to be occupied by the business owner, providing working capital, and/or purchasing equipment, accounts receivable or inventory. SBA 504 Loans are collateralized by commercial real estate and are generally made to business owners for the purpose of purchasing or improving real estate for their use and for equipment used in their business. Due to declining SBA loan origination and loan sale opportunities, we suspended our loan sale operation during 2008 and reduced staff accordingly.

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

  Business Concentrations

        No individual or single group of related accounts is considered material in relation to our total assets or deposits of the Bank, or in relation to the overall business of the Company. However, approximately 77% of our non-covered loan portfolio at December 31, 2010 consisted of real estate-related loans, including construction loans, miniperm loans, commercial real estate mortgage loans and commercial loans secured by commercial real estate. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Non-covered Loans." Since our business activities are currently focused primarily in Southern California, with the majority of our business concentrated in Los Angeles, Orange, Riverside, San Bernardino, San Diego, Ventura, Santa Barbara and San Luis Obispo Counties, our results of operations and financial condition are dependent upon the general trends in the Southern California economies and, in particular, the residential and commercial real estate markets. The concentration of our operations in Southern California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region. We conduct foreign lending activities including commercial and real estate lending, consisting predominantly of loans to individuals or entities located in Mexico. At December 31, 2010, our foreign loans consisted of approximately 1% of our non-covered loan portfolio. Such foreign loans are denominated in U.S. dollars and most are collateralized by assets located in the United States or are guaranteed or insured by businesses located in the United States. We have continued to allow our foreign loan portfolio to repay in the ordinary course of business without making any new privately-insured foreign loans other than those under existing commitments.

Strategic Evolution and Acquisition Strategy

        The Company was organized on October 22, 1999 as a California corporation for the purpose of becoming a bank holding company and to acquire all the outstanding capital stock of Rancho Santa Fe National Bank. Since that time, we have grown through a series of business acquisitions. Most recently, in August 2010 we purchased certain assets and assumed certain liabilities of Los Padres Bank from the FDIC, as receiver of Los Padres Bank.

        The following chart summarizes the acquisitions completed since our inception, some of which are described in more detail below. See also Note 3 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" in Part II of this Annual Report on Form 10-K for further details regarding our acquisitions.

	Date	Institution/Company Acquired
(1)	May 2000	Rancho Santa Fe National Bank
(2)	May 2000	First Community Bank of the Desert
(3)	January 2001	Professional Bancorp, Inc.
(4)	October 2001	First Charter Bank
(5)	January 2002	Pacific Western National Bank
(6)	March 2002	W.H.E.C., Inc.
(7)	August 2002	Upland Bank
(8)	August 2002	Marathon Bancorp
(9)	September 2002	First National Bank
(10)	January 2003	Bank of Coronado
(11)	August 2003	Verdugo Banking Company
(12)	March 2004	First Community Financial Corporation
(13)	April 2004	Harbor National Bank
(14)	August 2005	First American Bank
(15)	October 2005	Pacific Liberty Bank
(16)	January 2006	Cedars Bank
(17)	May 2006	Foothill Independent Bancorp
(18)	October 2006	Community Bancorp Inc.
(19)	June 2007	Business Finance Capital Corporation
(20)	November 2008	Security Pacific Bank (deposits only)
(21)	August 2009	Affinity Bank
(22)	August 2010	Los Padres Bank

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

  Affinity Bank Acquisition

        On August 28, 2009, we acquired substantially all of the assets of Affinity Bank, including all loans, and assumed substantially all of its liabilities, including the insured and uninsured deposits and excluding certain brokered deposits, from the FDIC in an FDIC-assisted transaction, which we refer to as the Affinity acquisition. Pacific Western (i) acquired $675.6 million in loans, $22.9 million in foreclosed assets, $175.4 million in investments and $371.5 million in cash and other assets, and (ii) assumed $868.2 million in deposits, $305.8 million in borrowings, and $32.6 million in other liabilities. In connection with the Affinity acquisition, the FDIC made a cash payment to Pacific Western of $87.2 million. We entered into a loss sharing agreement with the FDIC, whereby the FDIC agreed to cover a substantial portion of any future losses on acquired loans, other real estate owned and certain investment securities. Under the terms of such loss sharing agreement, the FDIC will absorb 80% of losses and receive 80% of loss recoveries on the first $234 million of losses on covered assets and absorb 95% of losses and receive 95% of loss recoveries on covered assets exceeding $234 million. The loss sharing agreement is in effect for 5 years for commercial assets (non-residential loans, OREO and certain securities) and 10 years for residential loans from the August 28, 2009 acquisition date. The loss recovery provisions are in effect for 8 years for commercial assets and 10 years for residential loans from the acquisition date. We refer to the acquired assets subject to the loss sharing agreement collectively as "covered assets." Affinity was a full service commercial bank headquartered in Ventura, California that operated 10 branch locations in California. We made this acquisition to expand our presence in California.

  Los Padres Bank Acquisition

        On August 20, 2010, we acquired certain assets of Los Padres Bank, including all loans, and assumed substantially all of its liabilities, including all deposits, from the FDIC in an FDIC-assisted acquisition, which we refer to as the Los Padres acquisition. Pacific Western (i) acquired $437.1 million in loans, $33.9 million in other real estate owned, $44.3 million in investments, and $261.5 million in cash and other assets and (ii) assumed $752.2 million in deposits, $70.0 million in borrowings, and $1.9 million in other liabilities. In connection with the Los Padres acquisition, the FDIC made a cash payment to Pacific Western of $144.0 million. Other than a deposit premium of $3.4 million, we paid no cash or other consideration to acquire Los Padres. We entered into a loss sharing agreement with the FDIC, whereby the FDIC agreed to cover a substantial portion of any future losses on acquired loans, with the exception of consumer loans, and other real estate owned. Under the terms of such loss sharing agreement, the FDIC is obligated to reimburse the Bank for 80% of losses with respect to the covered assets. The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Bank 80% reimbursement under the loss sharing agreement. The loss sharing arrangement for single family covered assets and commercial (non-single family) covered assets is in effect for 10 years and 5 years, respectively, from the acquisition date, and the loss recovery provisions are in effect for 10 years and 8 years, respectively, from the acquisition date. We refer to the acquired assets subject to the loss sharing agreement collectively as "covered assets." Los Padres was a federally chartered savings bank headquartered in Solvang, California that operated 14 branches, including 11 branches in California (three in Ventura County, four in Santa Barbara County, and four in San Luis Obispo County) and three branches in Arizona (Maricopa County). After office consolidations in February 2011, there are nine remaining former Los Padres offices with eight in California and one in Arizona. We made this acquisition to expand our presence in the Central Coast of California.

Competition

        The banking business in California, and specifically in the Bank's primary service areas, is highly competitive with respect to originating loans, acquiring deposits and providing other banking services. The market is dominated by commercial banks in Southern California with assets between $500 million and $25 billion, including ourselves, and a few banking giants with a large number of offices and full-service operations over a wide geographic area. In recent years, competition has increased from institutions not subject to the same regulatory restrictions as domestic banks and bank holding companies. Those competitors include savings and loan associations, brokerage houses, insurance companies, mortgage companies, credit unions, credit card companies, and other financial and non-financial institutions and entities.

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

Employees

        As of February 28, 2011, the Company had 929 full time equivalent employees.

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

Supervision and Regulation

  General

        The banking and financial services business in which we engage is highly regulated. Such regulation is intended, among other things, to protect the interests of customers, including depositors. These regulations are not, however, generally charged with protecting the interests of our shareholders or creditors. Described below are the material elements of selected laws and regulations applicable to PacWest and its subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable law or regulations, and in their application by regulatory agencies, cannot be predicted, but they may have a material effect on the business and results of PacWest and its subsidiaries. The commercial banking business is also influenced by the monetary and fiscal policies of the federal government and the policies of the Federal Reserve Bank, or FRB. The FRB implements national monetary policies (with the dual mandate of price stability and maximum employment) by its open-market operations in United States Government securities, by adjusting the required level of and paying interest on reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. Indirectly, such actions may also impact the ability of non-bank financial institutions to compete with the Bank. The nature and impact of any future changes in monetary policies cannot be predicted.

        The events of the past few years have led to numerous new laws in the United States and internationally for financial institutions. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act" or "Dodd-Frank"), which was enacted in July 2010, significantly restructures the financial regulatory regime in the United States, including through the creation of a new systemic risk oversight body, the Financial Stability Oversight Council ("FSOC"). The FSOC will oversee and coordinate the efforts of the primary U.S. financial regulatory agencies (including the FRB, the SEC, the Commodity Futures Trading Commission and the FDIC) in establishing regulations to address financial stability concerns. In addition to the framework for systemic risk oversight implemented through the FSOC, the Dodd-Frank Act broadly affects the financial services industry by creating a resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies, and through numerous other provisions aimed at strengthening the sound operation of the financial services sector. As discussed further throughout this section, many aspects of Dodd-Frank are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on PacWest or across the industry.

  Bank Holding Company Regulation

        As a bank holding company, PacWest is registered with and subject to regulation by the FRB under the Bank Holding Company Act of 1956, as amended, or the BHCA. FRB policy historically has required bank holding companies to act as a source of financial strength to their bank subsidiaries and to commit capital and financial resources to support those subsidiaries in circumstances where it might not otherwise do so. The Dodd-Frank Act codifies this policy as a statutory requirement. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to such a commonly controlled institution. Under the BHCA, we are subject to periodic examination by the FRB. We are also required to file with the FRB periodic reports of our operations and such additional information regarding the Company and its subsidiaries as the FRB may require. Pursuant to the BHCA, we are required to obtain the prior approval of the FRB before we acquire all or substantially all of the assets of any bank or ownership or control of voting shares of any bank if, after giving effect to such acquisition, we would own or control, directly or indirectly, more than 5 percent of such bank.

        Under the BHCA, we may not engage in any business other than managing or controlling banks or furnishing services to our subsidiaries that the FRB deems to be so closely related to banking as "to be a proper incident thereto." We are also prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company unless the company is engaged in banking activities or the FRB determines that the activity is so closely related to banking as to be a proper incident to banking. The FRB's approval must be obtained before the shares of any such company can be acquired and, in certain cases, before any approved company can open new offices.

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

        Our earnings and activities are affected by legislation, by regulations and by local legislative and administrative bodies and decisions of courts in the jurisdictions in which we and the Bank conduct business. For example, these include limitations on the ability of the Bank to pay dividends to us and our ability to pay dividends to our shareholders. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries. Various federal and state statutory provisions limit the amount of dividends that subsidiary banks and savings associations can pay to their holding companies without regulatory approval. In addition to these explicit limitations, the federal regulatory agencies have general authority to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice. Further, as discussed below under "—Regulation of the Bank", a bank holding company such as the Company is required to maintain minimum ratios of Tier 1 capital and total capital to total risk-weighted assets, and a minimum ratio of Tier 1 capital to total adjusted quarterly average assets as defined in such regulations. The level of our capital ratios may affect our ability to pay dividends. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters—Dividends" and Note 19 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

        Banking subsidiaries of bank holding companies are also subject to certain restrictions imposed by federal law in dealings with their holding companies and other affiliates. Subject to certain exceptions set forth in the Federal Reserve Act, a bank can make a loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate, accept securities of an affiliate as collateral for a loan or extension of credit to any person or company, issue a guarantee or accept letters of credit on behalf of an affiliate only if the aggregate amount of the above transactions of such subsidiary does not exceed 10 percent of such subsidiary's capital stock and surplus on an individual basis or 20 percent of such subsidiary's capital stock and surplus on an aggregate basis. Such transactions must be on terms and conditions that are consistent with safe and sound banking practices. A bank holding company and its subsidiaries generally may not purchase a "low-quality asset," as that term is defined in the Federal Reserve Act, from an affiliate. Such restrictions also prevent a holding company and its other affiliates from borrowing from a banking subsidiary of the holding company unless the loans are secured by collateral. The Dodd-Frank Act significantly expands the coverage and scope of the limitations on affiliate transactions within a banking organization.

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

  •
  Market Risk Capital (Tier 3).  Tier 3 capital includes qualifying unsecured subordinated debt.

        The following are the regulatory capital guidelines and the actual capitalization levels for Pacific Western and the Company as of December 31, 2010. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are deducted from regulatory capital. At December 31, 2010, such amount was $51.0 million. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future. There was no limitation on the Bank's regulatory capital due to deferred tax assets.

	December 31, 2010
	Adequately Capitalized	Well Capitalized	Pacific Western Bank	PacWest Bancorp Consolidated
Tier 1 leverage capital ratio	4.00%	5.00%	8.51%	8.54%
Tier 1 risk-based capital ratio	4.00%	6.00%	12.71%	12.68%
Total risk-based capital ratio	8.00%	10.00%	13.99%	13.96%

        The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities, which totaled $123.0 million at December 31, 2010. These securities are currently included in our Tier I capital for purposes of determining the Company's Tier I and total risk-based capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company's banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Although this modification was scheduled to be effective on March 31, 2009, the Federal Reserve postponed the effective date to March 31, 2011. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less goodwill, net of any related deferred income tax liability. The regulations currently in effect through December 31, 2010, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at December 31, 2010. We expect that our Tier I capital ratios will be at or above the existing well-capitalized levels on

March 31, 2011, the first date on which the modified capital regulations must be applied. While our existing trust preferred securities are grandfathered, Dodd-Frank precludes new issuances from qualifying as Tier 1 capital.

        The FDIC and FRB risk-based capital guidelines are based upon the 1988 Capital Accord ("Basel I") of the Basel Committee on Banking Supervision (the "Basel Committee"). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country's supervisors can use to determine the supervisory policies they apply. After working on revisions for a number of years, in June 2004, the Basel Committee released the final version of its proposed new capital framework, with an update in November 2005 ("Basel II). Basel II proposes two approaches for setting capital standards for credit risk—an internal ratings-based approach tailored to individual institutions' circumstances (which for many asset classes is itself broken into a "foundation" approach and an "advanced" or "A-IRB" approach, the availability of which is subject to additional restrictions) and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures.

        The U.S. banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on Basel II. In December 2006, the agencies issued a notice of proposed rulemaking setting forth a definitive proposal for implementing Basel II in the United States that would apply only to internationally active banking organizations—defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more—but that other U.S. banking organizations could elect but would not be required to apply. In November 2007, the agencies adopted a definitive final rule for implementing Basel II in the United States that would apply only to internationally active banking organizations, or "core banks"—defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more. The final rule was effective on April 1, 2008.

        The Company is not required to comply with Basel II and we have not adopted the Basel II approach.

        In June 2008, the U.S. banking and thrift agencies announced a proposed rule that would provide all non-core banking organizations (that is, banking organizations not required to adopt the advanced approaches) with the option to adopt a way to determine required regulatory capital that is more risk sensitive than the current Basel I-based rules, yet is less complex than the advanced approaches in the final rule. The proposed standardized framework addresses (i) expanding the number of risk-weight categories to which credit exposures may be assigned; (ii) using loan-to-value ratios to risk weight most residential mortgages to enhance the risk sensitivity of the capital requirement; (iii) providing a capital charge for operational risk using the Basic Indicator Approach under the international Basel II capital accord; (iv) emphasizing the importance of a bank's assessment of its overall risk profile and capital adequacy; and (v) providing for comprehensive disclosure requirements to complement the minimum capital requirements and supervisory process through market discipline. This new proposal will replace the agencies' earlier Basel I-A proposal, issued in December 2006.

        In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as "Basel III". Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.

        The Basel III final capital framework, among other things:

  •
  introduces as a new capital measure "Common Equity Tier 1", or "CET1", specifies that Tier 1 capital consists of CET1 and "Additional Tier 1 capital" instruments meeting specified requirements, defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and expands the scope of the adjustments as compared to existing regulations;

  •
  when fully phased in on January 1, 2019, requires banks to maintain:

  •
  as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% "capital conservation buffer" (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%);

  •
  a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation);

  •
  a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and

  •
  as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter); and

  •
  provides for a "countercyclical capital buffer", generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

        The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the short fall.

        The implementation of the Basel III final framework will commence January 1, 2013. On that date, banking institutions will be required to meet the following minimum capital ratios:

  •
  3.5% CET1 to risk-weighted assets;

  •
  4.5% Tier 1 capital to risk-weighted assets; and

  •
  8.0% Total capital to risk-weighted assets.

        The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.

        Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

        The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. Given that the Basel III rules are subject to change, and the scope and content of capital regulations that the U.S. banking agencies may adopt under Dodd-Frank is uncertain, we cannot be certain of the impact new capital regulations will have on our capital ratios.

        Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio ("LCR"), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity's expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio ("NSFR"), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The LCR would be implemented subject to an observation period beginning in 2011, but would not be introduced as a requirement until January 1, 2015, and the NSFR would not be introduced as a requirement until January 1, 2018. These new standards are subject to further rulemaking and their terms may well change before implementation.

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

        In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal or state banking agencies for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance for deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties. The enforcement of such actions through injunctions or restraining orders may be based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

  Deposit Insurance

        Pacific Western is a state-chartered, "non-member" bank and therefore is regulated by the California Department of Financial Institutions, or DFI, and the FDIC. Pacific Western is also an FDIC insured financial institution whereby the FDIC provides deposit insurance for a certain maximum dollar amount per customer.

        The Bank, as is the case with all FDIC insured banks, is subject to deposit insurance assessments as determined by the FDIC. Historically, the FDIC imposed insurance premiums based on the amount of deposits held and a risk matrix that takes into account, among other factors, a bank's capital level and supervisory rating. The Dodd-Frank Act requires the FDIC to amend its regulations to determine insurance assessments based on the average consolidated assets less the average tangible equity of the insured depository institution during the assessment period. The proposed regulations could increase the assessments paid by the Bank.

        In late 2008, in an effort to strengthen confidence and encourage liquidity in the banking system, the FDIC temporarily increased the maximum amount of deposit insurance to $250,000 per customer and adopted a number of programs, including the Transaction Account Guarantee Program. The Transaction Account Guarantee Program guaranteed the entire balance of non-interest bearing deposit transaction accounts through December 31, 2010. Institutions participating in the Transaction Account Guarantee Program were charged a 10-basis point fee on the balance of non-interest bearing deposit transaction accounts exceeding the existing deposit insurance limit of $250,000. The cost to the Bank for participating in this program was $794,000 for 2010 and $452,000 for 2009. Under Dodd-Frank, the $250,000 maximum amount was made permanent, and the unlimited protection for noninterest-bearing transaction accounts was extended to December 31, 2012 and to all insured depository institutions.

        On November 12, 2009, the FDIC required insured depository institutions to prepay, on December 30, 2009, their estimated quarterly assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The amount of Pacific Western's FDIC assessment prepayment was $19.5 million, which we paid on December 30, 2009. In addition, the FDIC imposed a special assessment on all depository institutions in the second quarter of 2009; such assessment was $2.0 million for the Bank.

        The 2009 prepayments and special assessment for FDIC insurance are in contrast to the lower FDIC insurance assessment expense for Pacific Western in 2008 and 2007. Because of favorable loss experience and a healthy reserve ratio in the deposit insurance fund of the FDIC, well-capitalized and well-managed banks, including Pacific Western, paid minimal premiums for FDIC insurance during 2008 and 2007. A deposit premium refund, in the form of credit offsets, was given to banks that were in existence on December 31, 1996 and paid deposit insurance premiums prior to that date. Pacific Western utilized its credit offset to eliminate a portion of its 2008 and nearly all of its 2007 FDIC insurance assessments.

        Based on the current FDIC insurance assessment methodology and including our participation in the Transaction Account Guarantee Program, our FDIC insurance assessment was $8.1 million for 2010.

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

  Privacy

        The Gramm-Leach-Bliley Act of 1999 and the California Financial Information Privacy Act require financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, the statutes require explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibit disclosing such information except as provided in the Bank's policies and procedures. Pacific Western has implemented privacy policies addressing these restrictions which are distributed regularly to all existing and new customers of the Bank.

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

Available Information

        We maintain an Internet website at www.pacwestbancorp.com, and a website for Pacific Western at www.pacificwesternbank.com. At www.pacwestbancorp.com and via the "Investor Relations" link at the Bank's website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, as soon as reasonably practicable after such forms are electronically filed with, or furnished to, the SEC. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. You may obtain copies of the Company's filings on the SEC site. These documents may also be obtained in print upon request by our stockholders to our Investor Relations Department.

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

        From December 2007 through June 2009, the U.S. economy was in recession and economic recovery through 2010 has been sluggish. As a result, the global financial markets have undergone and may continue to experience pervasive and fundamental disruptions. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. While economic conditions have recently shown signs of improvement, the sustainability of an economic recovery is uncertain as business activity across a wide range of industries continues to face difficulties due to the lack of consumer spending and sustained high levels of unemployment.

        A sustained weakness or further weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our business:

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

        Overall, the economic downturn has had an adverse effect on our business, and there can be no assurance that an economic recovery will be sustainable in the near term. Until conditions improve, we expect our business, financial condition and results of operations to be adversely affected.

Changes in economic conditions, in particular a worsening of the economic slowdown in Southern California, could materially and adversely affect our business.

        Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, and changes in government monetary and fiscal policies and inflation, all of which are beyond our control. The current economic conditions have caused a lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. These circumstances may lead to a renewed increase in nonaccrual and classified loans, which generally results in a provision for credit losses and in turn reduces the Company's net earnings. The State of California continues to face fiscal challenges, the long-term effects of which on the State's economy cannot be predicted. A further deterioration in the economic conditions, whether caused by national or local concerns, could materially and adversely affect our business. In particular, further deterioration of the economic conditions in Southern California could result in the following consequences, any of which could materially and adversely affect our business: loan delinquencies may increase; problem assets and foreclosures may increase; demand for our products and services may decrease; low cost or noninterest bearing deposits may decrease; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers' borrowing power, and reducing the value of assets and collateral associated with our existing loans. Until conditions provide for sustainable improvement, we expect our business, financial condition and results of operations to be adversely affected.

Further disruptions in the real estate market could materially and adversely affect our business.

        There has been a slow-down in the real estate market due to negative economic trends and credit market disruption, the impacts of which are not yet completely known or quantified. At December 31, 2010, 64% of our non-covered loans were secured by commercial real estate, 3% were secured by commercial real estate construction projects, 2% were secured by residential real estate construction projects and 8% were secured by residential real estate. We have observed in the marketplace tighter credit underwriting and higher premiums on liquidity, both of which may continue to place downward pressure on real estate values. Any further downturn in the real estate market could materially and adversely affect our business because a significant portion of our non-covered loans are secured by real estate. Our ability to recover on defaulted non-covered loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted non-covered loans. Substantially all of our real property collateral is located in Southern California. If there is a further decline in real estate values, especially in Southern California, the collateral for our non-covered loans would provide less security. Real estate values could be affected by, among other things, a worsening of the economic conditions, an increase in foreclosures, a decline in home sale volumes, an increase in interest rates, high levels of unemployment, earthquakes and other natural disasters particular to California.

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

        While an increase in the general level of interest rates may increase our loan yield, it may adversely affect the ability of certain borrowers with variable rate loans to pay the interest on and principal of their obligations. In addition, an increase in market interest rates on loans is generally associated with a lower volume of loan originations, which may reduce earnings. Following an increase in the general level of interest rates, our ability to maintain a positive net interest spreads is dependent on our ability to increase our loan offering rates, replace loan maturities with new originations, minimize increases on our deposit rates, and maintain an acceptable level and mix of funding. We cannot provide assurances that we will be able to increase our loan offering rates and continue to originate loans due to the competitive landscape in which we operate. Additionally, we cannot provide assurances that we can minimize the increases in our deposit rates while maintaining an acceptable level of deposits. Finally, we cannot provide any assurances that we can maintain our current levels of noninterest bearing deposits as customers may seek higher yielding products when rates increase.

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

        Competition from financial institutions seeking to maintain adequate liquidity places upward pressure on the rates paid on certain deposit accounts relative to the level of market interest rates during times of both decreasing and increasing market liquidity. To maintain both attractive and adequate levels of liquidity, without exhausting secondary sources of liquidity, we may incur increased deposit costs.

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

        We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. As a publicly traded company, a likely source of additional funds is the capital markets, accomplished generally through the issuance of equity, both common and preferred stock, and the issuance of subordinated debentures. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. The current economic conditions and the loss of confidence in financial institutions may increase our cost of funding and limit our access to some of our customary sources of liquidity, including, but not limited to, the capital markets, inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve.

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

        Our operations are subject to extensive regulation by federal and state governmental authorities, and we are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Regulations affecting banks and other financial institutions, such as the Dodd-Frank Act, are undergoing continuous review and change frequently; the ultimate effect of such changes cannot be predicted. Because our business is highly regulated, compliance with such regulations and laws may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific government stabilization programs may subject us to additional restrictions. There can be no assurance that proposed laws, rules and regulations will not be adopted in the future, which could (i) make compliance much more difficult or expensive, (ii) restrict our ability to originate, broker or sell loans or accept certain deposits, (iii) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us, or (iv) otherwise materially and adversely affect our business or prospects for business.

        The recently enacted Dodd-Frank Act will have material implications for the Company and the entire financial services industry. Among other things it will or potentially could:

  •
  affect the levels of capital and liquidity with which we must operate and how we plan capital and liquidity levels;

  •
  subject us to new and/or higher fees paid to various regulatory entities, including but not limited to deposit insurance fees to the FDIC;

  •
  impact our ability to invest in certain types of entities or engage in certain activities;

  •
  restrict the nature of our incentive compensation programs for executive officers;

  •
  subject us to a new Consumer Financial Protection Bureau, with very broad rule-making and enforcement authorities; and

  •
  subject us to new and different litigation and regulatory enforcement risks.

        As the Dodd-Frank Act requires that many studies be conducted and that hundreds of regulations be written in order to fully implement it, the full impact of this legislation on us, our business strategies, and financial performance cannot be known at this time, and may not be known for a number of years. However, these impacts are expected to be substantial and some of them are likely to adversely affect us and our financial performance. The Dodd-Frank Act and related regulations may also require us to invest significant management attention and resources to make any necessary changes, and could therefore also adversely affect our business, financial condition and results of operations.

        Additionally, in order to conduct certain activities, including acquisitions, we are required to obtain regulatory approval. There can be no assurance that any required approvals can be obtained, or obtained without conditions or on a timeframe acceptable to us. For more information, please see the section entitled "Item 1. Business—Supervision and Regulation" above.

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.

        All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for clients. We do not yet know what interest rates other institutions may offer. Our interest expense will increase and our net interest margin will decrease if the Bank begins offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on our business, financial condition and results of operations.

Emergency measures designed to stabilize the U.S. financial system are beginning to wind down.

        Since the middle of 2008, in addition to the programs initiated under the Emergency Economic Stabilization Act of 2008, other regulators have taken steps to attempt to stabilize and add liquidity to the financial markets. Some of these programs have begun to expire and the impact of the expiration of these programs on the financial industry and the economic recovery is unknown. A slowdown in or reversal of the economic recovery could have a material adverse effect on our business, financial condition and results of operations.

Increases in or required prepayments of FDIC insurance premiums may adversely affect our earnings.

        Since 2008, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In addition, the FDIC instituted temporary programs, some of which were made permanent by the Dodd-Frank Act, to further insure customer deposits at FDIC insured banks, which have placed additional stress on the deposit insurance fund.

        In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC has increased assessment rates of insured institutions. In addition, on November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years' worth of premiums to replenish the depleted insurance fund.

        Historically, the FDIC utilized a risk-based assessment system that imposed insurance premiums based upon a risk matrix that takes into account several components including but not limited to the bank's capital level and supervisory rating. The Dodd-Frank Act requires the FDIC to amend its regulations to base insurance assessments on the average consolidated assets less the average tangible equity of the insured depository institution during the assessment period. The FDIC has proposed implementing regulations which could increase the assessments paid by the Bank. In addition, the FDIC has proposed regulations that would change the way the deposit insurance assessment rate is applied to banks to a system that is risk-based.

        We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. Any future increases in or required prepayments of FDIC insurance premiums may adversely affect our financial condition or results of operations.

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

        In accordance with accounting principles generally accepted in the United States, we maintain an allowance for loan losses to provide for loan defaults and non-performance and a reserve for unfunded loan commitments which, when combined, we refer to as the allowance for credit losses. Our allowance for credit losses may not be adequate to address actual credit losses, and future provisions for credit losses could materially and adversely affect our operating results. Our allowance for credit losses is based on prior experience and an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Our federal and state regulators, as an integral part of their examination process, review our loans and allowance for credit losses. While we believe our allowance for credit losses is appropriate for the risk identified in the Company's loan portfolio, we cannot assure you that we will not further increase the allowance for credit losses, that it will be sufficient to address losses, or that regulators will not require us to increase this allowance. Any of these occurrences could materially and adversely affect our earnings. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K for more information.

Our acquisitions may subject us to unknown risks.

        We have completed 22 acquisitions since May 2000, including the FDIC-assisted acquisitions of Los Padres Bank in August 2010 and Affinity Bank in August 2009. Certain events may arise after the date of an acquisition, or we may learn of certain facts, events or circumstances after the closing of an acquisition, that may affect our financial condition or performance or subject us to risk of loss. These events include, but are not limited to: litigation resulting from circumstances occurring at the acquired entity prior to the date of acquisition; loan downgrades and credit loss provisions resulting from underwriting of certain acquired loans determined not to meet our credit standards; personnel changes that cause instability within a department; delays in implementing new policies or procedures or the failure to apply new policies or procedures; and other events relating to the performance of our business. Acquisitions involve inherent uncertainty and we cannot determine all potential events, facts and circumstances that could result in loss or give assurances that our investigation or mitigation efforts will be sufficient to protect against any such loss.

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

        As of March 4, 2011, directors and members of our executive management team owned or controlled approximately 3.7% of our common stock, excluding shares that may be issued to executive officers upon vesting of restricted stock awards. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The sale by any of our large stockholders of a significant portion of that stockholder's holdings could have a material adverse effect on the market price of our common stock. In addition, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly.

Our largest stockholder is a registered bank holding company, and the activities and regulation of such stockholder may materially and adversely affect the permissible activities of the Company.

        CapGen Capital Group II LP, which we refer to as CapGen, beneficially owned approximately 10.9% of the Company as of March 4, 2011. CapGen is a registered bank holding company under the BHCA and is regulated by the FRB. Under FRB guidelines, bank holding companies must be a "source of strength" for their subsidiaries. See "Item 1. Business—Supervision and Regulation—Bank Holding Company Regulation" above for more information. Regulation of CapGen by the FRB may materially and adversely affect the activities and strategic plans of the Company should the FRB determine that CapGen or any other company in which either has invested has engaged in any unsafe or unsound banking practices or activities. While we have no reason to believe that the FRB is proposing to take any action with respect to CapGen that would adversely affect the Company, we remain subject to such risk.

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

        Management makes various assumptions and judgments about the collectibility of the acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In FDIC-assisted acquisitions that include loss sharing agreements, we may record a loss sharing asset that we consider adequate to absorb future losses which may occur in the acquired loan portfolio. In determining the size of the loss sharing asset, we analyze the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information. If our assumptions are incorrect, the balance of the FDIC loss sharing asset may at any time be insufficient to cover future loan losses, and credit loss provisions may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolio. Any increase in future losses on loan and other assets covered by loss sharing agreements could have a negative effect on our operating results.

Our ability to obtain reimbursement under the loss sharing agreements on covered assets depends on our compliance with the terms of the loss sharing agreements.

        Management must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss sharing agreements as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets temporarily or permanently losing their loss sharing coverage. Additionally, management may decide to forgo loss share coverage on certain assets to allow greater flexibility over the management of certain assets. As of December 31, 2010, $1.0 billion, or 18.4%, of the Company's assets were covered by the FDIC loss sharing agreements.

        Under the terms of the FDIC loss sharing agreements, the assignment or transfer of the loss sharing agreement to another entity generally requires the written consent of the FDIC. Based on the manner in which assignment is defined in the agreements, each of the following requires the prior written consent of the FDIC:

  1.
  a merger or consolidation of the Bank with and into another financial institution;

  2.
  the sale of all or substantially all of the Bank's assets to another financial institution; and

  3.
  with respect to covered assets acquired in the Affinity acquisition, for a period of 36 months after the August 28, 2009 acquisition date

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of March 1, 2011, we had a total of 95 properties consisting of 77 operating branch offices, 1 annex office, 3 operations centers, 8 loan offices, and 6 other properties of which 2 are subleased. We own 8 locations and the remaining properties are leased. Almost all properties are located in Southern California. Pacific Western's principal office is located at 10250 Constellation Blvd., Suite 1640, Los Angeles, CA 90067.

        For additional information regarding properties of the Company and Pacific Western, see Note 9 of Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

ITEM 3.    LEGAL PROCEEDINGS

        In the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business. The outcome of such legal actions and the timing of ultimate resolution are inherently difficult to predict. Because of these factors, the Company cannot provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. In the opinion of management, based upon information currently available to us, any resulting liability is not likely to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 4.    RESERVED

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Marketplace Designation, Sales Price Information and Holders

        Our common stock is listed on The Nasdaq Global Select Market and is traded under the symbol "PACW." The following table summarizes the high and low sale prices for each quarterly period ended since January 1, 2009 for our common stock, as quoted and reported by The Nasdaq Stock Market, or Nasdaq:

	Stock Sales Prices		Dividends Declared During Quarter
	High	Low
2009
First quarter	$27.09	$9.36	$0.32
Second quarter	$19.82	$11.64	$0.01
Third quarter	$21.42	$11.66	$0.01
Fourth quarter	$21.19	$15.43	$0.01
2010
First quarter	$23.70	$19.03	$0.01
Second quarter	$24.98	$18.25	$0.01
Third quarter	$21.81	$16.85	$0.01
Fourth quarter	$22.07	$16.56	$0.01

        As of March 2, 2011, the closing price of our common stock on Nasdaq was $20.20 per share. As of that date, based on the records of our transfer agent, there were approximately 2,001 record holders of our common stock.

Dividends

        Our ability to pay dividends to our stockholders is subject to the restrictions set forth in the Delaware General Corporation Law, or the DGCL. The DGCL provides that a corporation, unless otherwise restricted by its certificate of incorporation, may declare and pay dividends out of its surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or for the preceding fiscal year, as long as the amount of capital of the corporation is not less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets. Surplus is defined as the excess of a corporation's net assets (i.e., its total assets minus its total liabilities) over the capital associated with issuances of its common stock. Moreover, DGCL permits a board of directors to reduce its capital and transfer such amount to its surplus. In determining the amount of surplus of a Delaware corporation, the assets of the corporation, including stock of subsidiaries owned by the corporation, must be valued at their fair market value as determined by the board of directors, regardless of their historical book value. Our ability to pay dividends is also subject to certain other limitations. See "Item 1. Business—Supervision and Regulation" in Part I of this Annual Report on Form 10-K and Note 19 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

        Set forth in the table above are the dividends declared and paid by the Company during the two most recent fiscal years. Our ability to pay cash dividends to our stockholders is also limited by certain covenants contained in the indentures governing trust preferred securities issued by us or entities that we have acquired, and the debentures underlying the trust preferred securities. Generally the indentures provide that if an Event of Default (as defined in the indentures) has occurred and is continuing, or if we are in default with respect to any obligations under our guarantee agreement which covers payments of the obligations on the trust preferred securities, or if we give notice of any intention to defer payments of interest on the debentures underlying the trust preferred securities, then we may not, among other restrictions, declare or pay any dividends (other than a dividend payable by the Bank to the holding company) with respect to our common stock. Notification to the FRB is also required prior to our declaring and paying a cash dividend to our stockholders during any period in which our quarterly net earnings are insufficient to fund the dividend amount. Under such circumstances, we may not pay a dividend should the FRB object until such time as we receive approval from the FRB or no longer need to provide notice under applicable regulations.

        Holders of Company common stock are entitled to receive dividends declared by the Board of Directors out of funds legally available under state law governing the Company and certain federal laws and regulations governing the banking and financial services business. During 2010, 2009, and 2008, the Company paid $1.4 million, $11.1 million, and $35.4 million, respectively, in cash dividends on common stock.

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

        Dividends paid by state banks, such as Pacific Western, are regulated by the DFI under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for three previous fiscal years less any dividend paid during such period. During 2010, no dividends were paid to PacWest from the Bank. As of this date and for the foreseeable future, any further cash dividends from the Bank to the Company will require DFI approval. See "Item 1. Business—Supervision and Regulation," in Part I of this Annual Report on Form 10-K for further discussion of potential regulatory limitations on the holding company's receipt of funds from the Bank, as well as "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity" and Note 19 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for a discussion of other factors affecting the availability of dividends and limitations on the ability to declare dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of December 31, 2010, regarding securities issued and to be issued under our equity compensation plans that were in effect during fiscal 2010:

Plan Category	Plan Name	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
		(a)		(b)	(c)
Equity compensation plans approved by security holders	The PacWest Bancorp 2003 Stock Incentive Plan(1)	—	(2)	$—	1,176,427	(3)
Equity compensation plans not approved by security holders	None	—		—	—

(1)
The PacWest Bancorp 2003 Stock Incentive Plan (the "Incentive Plan") was last approved by the stockholders of the Company at our 2009 Annual Meeting of Stockholders.

(2)
Amount does not include the 1,230,582 shares of unvested time-based and performance-based restricted stock outstanding as of December 31, 2010 with an exercise price of zero.

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

        The following table presents stock purchases made during the fourth quarter of 2010:

	Total Shares Purchased(1)	Average Price Per Share
October 1 - October 31, 2010	—	$—
November 1 - November 30, 2010	53,081	18.75
December 1 - December 31, 2010	—	—

Total	53,081	$18.75

(1)
Shares repurchased pursuant to net settlement by employees, in satisfaction of financial obligations incurred through the vesting of the Company's restricted stock.

Five-Year Stock Performance Graph

        The following chart compares the yearly percentage change in the cumulative shareholder return on our common stock based on the closing price during the five years ended December 31, 2010, with (1) the Total Return Index for U.S. companies traded on The Nasdaq Stock Market (the "NASDAQ Composite"), (2) the Total Return Index for NASDAQ Bank Stocks (the "NASDAQ Bank Index") and (3) the Total Return Index for the KBW Regional Bank Stocks (the "KBW Regional Banking Index"). This comparison assumes $100 was invested on December 31, 2005, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. PacWest's total cumulative loss was 55.6% over the five year period ending December 31, 2010 compared to a gain of 25.9% and losses of 24.7% and 44.0% for the NASDAQ Composite, NASDAQ Bank Index, and KBW Regional Banking Index, respectively.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among PacWest Bancorp, the NASDAQ Composite Index,
the NASDAQ Bank Index and the KBW Regional Banking Index

*
$100 invested on December 31, 2005 in stock or index, including reinvestment of dividends.

	Year Ended December 31,
Index	2005	2006	2007	2008	2009	2010
PacWest Bancorp	$100.00	$98.22	$79.44	$54.65	$41.81	$44.45
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
NASDAQ Bank	100.00	114.45	88.71	71.34	62.32	75.34
KBW Regional Banking	100.00	105.62	79.81	62.53	47.38	56.01

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth certain of our financial and statistical information for each of the years in the five-year period ended December 31, 2010. This data should be read in conjunction with our audited consolidated financial statements as of December 31, 2010 and 2009, and for each of the years in the three-year period ended December 31, 2010 and related Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

	At or For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts and percentages)
Results of Operations(a):
Interest income	$290,284	$269,874	$287,828	$350,981	$301,597
Interest expense	(40,957)	(53,828)	(68,496)	(85,866)	(59,640)

Net interest income	249,327	216,046	219,332	265,115	241,957

Provision for credit losses:
Non-covered loans	(178,992)	(141,900)	(45,800)	(3,000)	(9,600)
Covered loans	(39,046)	(18,000)	—	—	—

Total provision for credit losses	(218,038)	(159,900)	(45,800)	(3,000)	(9,600)

Net interest income after provision for credit losses	31,289	56,146	173,532	262,115	232,357
FDIC loss sharing income, net	28,330	16,314	—	—	—
Other noninterest income	20,454	22,604	24,427	32,920	16,466
Gain from Affinity acquisition	—	66,989	—	—	—
Goodwill write-off	—	—	(761,701)	—	—
Noninterest expense	(188,803)	(179,204)	(144,234)	(142,265)	(121,455)

Net earnings (loss) before income tax benefit (expense) and effect of accounting change	(108,730)	(17,151)	(707,976)	152,770	127,368
Income tax benefit (expense)	46,714	7,801	(20,089)	(62,444)	(51,512)

Earnings (loss) before cumulative effect of accounting change	(62,016)	(9,350)	(728,065)	90,326	75,856
Cumulative effect on prior years (to December 31, 2005) of changing the method of accounting for stock-based compensation forfeitures	—	—	—	—	142

Net earnings (loss)	$(62,016)	$(9,350)	$(728,065)	$90,326	$75,998

Per Common Share Data:
Earnings (loss) per share (EPS):
Basic	$(1.77)	$(0.30)	$(26.81)	$3.08	$3.17
Diluted	$(1.77)	$(0.30)	$(26.81)	$3.08	$3.16
Dividends declared during year	$0.04	$0.35	$1.28	$1.28	$1.21
Book value per share(b)	$13.06	$14.47	$13.17	$40.65	$39.42
Tangible book value per share(b)	$11.06	$13.52	$11.77	$11.88	$12.82
Shares outstanding at year-end(b)	36,672	35,015	28,528	28,002	29,636
Average shares outstanding:
Basic EPS	35,108	31,899	27,177	28,572	23,476
Diluted EPS	35,108	31,899	27,177	28,591	23,588

	At or For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts and percentages)
Balance Sheet Data:
Total assets	$5,529,021	$5,324,079	$4,495,502	$5,179,040	$5,553,323
Cash and cash equivalents	108,552	211,048	159,870	101,783	151,411
Investment securities	929,056	474,129	155,359	133,537	120,128
Loans held for sale	—	—	—	63,565	173,319
Non-covered loans, net of unearned income(c)	3,161,055	3,707,383	3,987,891	3,949,218	4,189,543
Allowance for credit losses, non-covered loans(c)	104,328	124,278	68,790	61,028	61,179
Covered loans, net	908,576	621,686	—	—	—
FDIC loss sharing asset	116,352	112,817	—	—	—
Goodwill	47,301	—	—	761,990	738,083
Core deposit and customer relationship intangibles	25,843	33,296	39,922	43,785	50,427
Deposits	4,649,698	4,094,569	3,475,215	3,245,146	3,685,733
Borrowings	225,000	542,763	450,000	612,000	499,000
Subordinated debentures	129,572	129,798	129,994	138,488	149,219
Stockholders' equity	478,797	506,773	375,726	1,138,352	1,168,328
Performance Ratios:
Stockholders' equity to total assets ratio	8.66%	9.52%	8.36%	21.98%	21.04%
Tangible common equity ratio	7.44%	8.95%	7.54%	7.60%	7.97%
Loans to deposits ratio	87.52%	105.73%	114.75%	121.70%	113.67%
Net interest margin	5.02%	4.79%	5.30%	6.34%	6.67%
Efficiency ratio(d)	63.33%	55.66%	59.17%	47.73%	47.00%
Return on average assets	(1.14)%	(0.19)%	(15.43)%	1.73%	1.72%
Return on average equity	(12.56)%	(1.93)%	(106.28)%	7.66%	9.13%
Average equity to average assets	9.10%	10.06%	14.52%	22.55%	18.88%
Dividend payout ratio	(e)	(e)	(e)	41.56%	38.29%
Asset Quality:
Non-covered nonaccrual loans(c)	$94,183	$240,167	$63,470	$22,473	$22,095
Non-covered OREO	25,598	43,255	41,310	2,736	—

Non-covered nonperforming assets	$119,781	$283,422	$104,780	$25,209	$22,095

Asset Quality Ratios:
Non-covered nonaccrual loans to non-covered loans, net of unearned income(c)	2.98%	6.48%	1.59%	0.57%	0.53%
Non-covered nonperforming assets to non-covered loans, net of unearned income, and OREO(c)	3.76%	7.56%	2.60%	0.64%	0.53%
Allowance for credit losses to non-covered nonaccrual loans	110.8%	51.8%	108.4%	271.6%	276.9%
Allowance for credit losses to non-covered loans, net of unearned income	3.30%	3.35%	1.72%	1.55%	1.46%

(a)
Operating results of acquired companies are included from the respective acquisition dates. See Note 3 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

(b)
Includes 1,230,582 shares, 1,095,417 shares, 1,309,586 shares, 861,269 shares, and 750,014 shares of unvested restricted stock outstanding at December 31, 2010, 2009, 2008, 2007, and 2006, respectively.

(c)
During 2010, the Bank executed two sales of non-covered adversely classified loans totaling $398.5 million that included a total of $128.1 million in nonaccrual loans. For further information about the 2010 loan sales and non-covered loan portfolio concentrations as of December 31, 2010, see "—Overview—Non-Covered Classified Loan Sales" included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

(d)
The 2009 efficiency ratio includes the gain from the Affinity acquisition. Excluding this gain, the efficiency ratio would be 70.29%. The 2008 efficiency ratio excludes the goodwill write-off. Including the goodwill write-off, the efficiency ratio would be 371.65%.

(e)
Not meaningful.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This section should be read in conjunction with the disclosure regarding "Forward-Looking Statements" set forth in "Item 1. Business—Forward-Looking Statements", as well as the discussion set forth in "Item 1. Business—Certain Business Risks" and "Item 8. Financial Statements and Supplementary Data," including the notes to consolidated financial statements.

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

        Pacific Western is a full-service commercial bank offering a broad range of banking products and services including: accepting time, money market, and demand deposits; originating loans, including commercial, real estate construction, SBA guaranteed and consumer loans; and providing other business-oriented products. Our operations are primarily located in Southern California and the Bank focuses on conducting business with small to medium size businesses in our marketplace, the owners and employees of those businesses and households in and around the communities we serve. The majority of our loans are secured by the real estate collateral of such businesses. Through our asset-based lending offices we also operate in Arizona, Northern California, and the Pacific Northwest.

        Over the last year, the Company's assets have grown $204.9 million, or 3.8%, and totaled $5.5 billion at December 31, 2010. The growth was due primarily to increases of $450.3 million in securities available-for-sale attributable to purchases using excess liquidity and $286.9 million in covered loans due to the FDIC-assisted acquisition of Los Padres Bank on August 20, 2010. This was offset by a $547.9 million decline in our gross non-covered loan portfolio due mostly to the $395.8 million sales of classified loans during 2010. At December 31, 2010, securities available-for-sale, gross non-covered loans, and covered loans totaled $874.0 million, $3.2 billion, and $908.6 million, respectively, or 15.8%, 57.3%, and 16.4% of assets, respectively.

        Pacific Western competes actively for deposits and emphasizes solicitation of noninterest-bearing deposits. In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin, as net interest income accounted for 84% of our net revenues (net interest income plus noninterest income) for 2010.

        We have completed 22 business acquisitions since the Company's inception in 1999, including the FDIC-assisted acquisitions of Los Padres Bank and Affinity Bank in August 2010 and 2009, respectively. These acquisitions affect the comparability of our reported financial information as the operating results of the acquired entities are included in our operating results only from their respective acquisition dates. For further information on our acquisitions, see Notes 3 and 4 in Notes to Consolidated Financial Statements included in "Item 8. Financial Statement and Supplementary Data."

  Non-Covered Classified Loan Sales

        During 2010, we made strategic decisions to sell $398.5 million of non-covered classified loans to reduce credit risk, thereby strengthening the Bank's balance sheet and enhancing its ability to continue to participate in bidding on FDIC-assisted acquisitions. Such sales resulted in immediate reductions of classified loans and improved credit quality metrics. The improvement in credit quality metrics for the non-covered portfolio is shown in the following table:

	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Nonaccrual loans	$94,183	$105,539	$108,283	$99,920	$240,167
New nonaccrual loans in the quarter	21,413 (1)	26,543	25,136	18,096	120,446
Nonperforming assets	119,781	130,137	132,806	129,563	283,422
Performing restructured loans	89,272	143,407	76,367	51,896	181,454
Allowance for credit losses to nonaccrual loans	110.8%	95.9%	86.3%	91.5%	51.8%
Allowance for credit losses to loans, net of unearned income	3.30%	3.05%	2.93%	2.81%	3.35%

(1)
Includes two loans to one borrower with a balance of $13.9 million

        In December 2010, we sold non-covered classified loans totaling $74.9 million for $54.0 million in cash. Such sale resulted in a charge-off to the allowance for credit losses of $20.9 million, of which $6.6 million had been previously allocated to the loans sold through our allowance methodology and $14.3 million represented the market discount necessary for the loans to be sold to the buyer. The sale was on a servicing-released basis and without recourse to Pacific Western Bank. All of the loans sold were originated by Pacific Western Bank and none were covered loans acquired in the Los Padres Bank or Affinity Bank acquisitions. The loans sold included $17.6 million in nonaccrual loans and $43.7 million in performing restructured loans as of September 30, 2010.

        In February 2010, the Bank sold non-covered classified loans totaling $323.6 million to an institutional buyer for $200.6 million in cash. Such sale resulted in a charge-off to the allowance for credit losses of $123.0 million, of which $51.6 million had been previously allocated to the loans sold through our allowance methodology and $71.4 million represented the market discount necessary for the loans to be sold to the buyer. The sale was on a servicing-released basis and without recourse to Pacific Western Bank. All loans sold were originated by Pacific Western Bank and none were covered loans acquired in the Affinity Bank acquisition. The loans sold included $110.5 million in nonaccrual loans and $105.1 million in restructured loans.

  August 2010 Los Padres Acquisition

        On August 20, 2010, we acquired certain assets of Los Padres Bank, including all loans, and assumed substantially all of its liabilities, including all deposits, from the FDIC in an FDIC-assisted acquisition, which we refer to as the Los Padres acquisition. Pacific Western (i) acquired $437.1 million in loans, $33.9 million in other real estate owned, $44.3 million in investments, and $261.5 million in cash and other assets, and (ii) assumed $752.2 million in deposits, $70.0 million in borrowings, and $1.9 million in other liabilities. In connection with the Los Padres acquisition, the FDIC made a cash payment to Pacific Western of $144.0 million. Other than a deposit premium of $3.4 million, we paid no cash or other consideration to acquire Los Padres. The estimated fair value of the liabilities assumed exceeded the estimated fair value of the assets acquired and we recorded $47.3 million of goodwill. We entered into a loss sharing agreement with the FDIC, whereby the FDIC agreed to cover a substantial portion of any future losses on the acquired loans, with the exception of consumer loans, and other real estate owned. We refer to the acquired assets subject to the loss sharing agreement collectively as "covered assets." Under the terms of such loss sharing agreement, the FDIC is obligated to reimburse the Bank for 80% of losses with respect to the covered assets. The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Bank 80% reimbursement under the loss sharing agreement. The loss sharing arrangement for single family covered assets and commercial (non-single family) covered assets is in effect for 10 years and 5 years, respectively, from the acquisition date, and the loss recovery provisions are in effect for 10 years and 8 years, respectively, from the acquisition date. Los Padres was a federally chartered savings bank headquartered in Solvang, California that operated 14 branches, including 11 branches in California (three in Ventura County, four in Santa Barbara County, and four in San Luis Obispo County) and three branches in Arizona (Maricopa County). After office consolidations in February 2011, there are nine remaining former Los Padres offices with eight in California and one in Arizona. We made this acquisition to expand our presence in the Central Coast of California. The Los Padres operation added $3.7 million in net earnings since its acquisition in August 2010, with $3.3 million of such amount in the fourth quarter of 2010.

        The acquisition has been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the August 20, 2010 acquisition date. Such fair values are preliminary estimates and are subject to adjustment for up to one year after the acquisition date. The application of the acquisition method of accounting resulted in $47.3 million of goodwill. Such goodwill represents the excess of the estimated fair value of the liabilities assumed over the estimated fair value of the assets acquired and is tax-deductible. The goodwill includes $9.5 million related to the FDIC's settlement accounting for a wholly-owned subsidiary of Los Padres. We disagree with the FDIC's accounting for this item and are in the process of negotiating with the FDIC for resolution of this matter. Should we be successful in our negotiations, goodwill would be reduced by a cash payment to us from the FDIC of $9.5 million. No assurance can be given, however, that we will be successful in our efforts. See Notes 3 and 4 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Los Padres acquisition.

  July 2010 Loan Portfolio Purchase

        On July 1, 2010, we purchased a $234.1 million portfolio of 225 performing loans secured by Southern California real estate for a cash price of $228.3 million. Such loans had a weighted average coupon interest rate of 6.15% and a weighted average maturity of 4.6 years. These loans were part of the Foothill Independent Bank loan portfolio that we acquired when we completed the Foothill Independent Bancorp acquisition in May 2006. In March 2007, we sold a 95% participating interest in these loans for cash and continued to service them and maintain the borrower relationships. When the opportunity to purchase this loan portfolio presented itself, we concluded it would be in the best interests of the Company and the Bank to make this purchase as we are familiar with the credit risk and it would deploy excess liquidity in a manner that would increase interest income and expand the net interest margin.

  August 2009 Affinity Acquisition

        On August 28, 2009, we acquired substantially all of the assets of Affinity Bank, including all loans, and assumed substantially all of its liabilities, including the insured and uninsured deposits and excluding certain brokered deposits, from the FDIC in an FDIC-assisted transaction, which we refer to as the Affinity acquisition. Pacific Western (i) acquired $675.6 million in loans, $22.9 million in foreclosed assets, $175.4 million in investments and $371.5 million in cash and other assets, and (ii) assumed $868.2 million in deposits, $305.8 million in borrowings, and $32.6 million in other liabilities. In connection with the Affinity acquisition, the FDIC made a cash payment to Pacific Western of $87.2 million. We entered into a loss sharing agreement with the FDIC, whereby the FDIC agreed to cover a substantial portion of any future losses on acquired loans, other real estate owned and certain investment securities. We refer to the acquired assets subject to the loss sharing agreement collectively as "covered assets." Under the terms of such loss sharing agreement, the FDIC will absorb 80% of losses and receive 80% of loss recoveries on the first $234 million of losses on covered assets and absorb 95% of losses and receive 95% of loss recoveries on covered assets exceeding $234 million. The loss sharing agreement is in effect for 5 years for commercial assets (non-residential loans, OREO and certain securities) and 10 years for residential loans from the August 28, 2009 acquisition date. The loss recovery provisions are in effect for 8 years for commercial assets and 10 years for residential loans from the acquisition date. Affinity was a full service commercial bank headquartered in Ventura, California that operated 10 branch locations in California. We made this acquisition to expand our presence in California.

        The acquisition has been accounted for under the acquisition method of accounting. Accordingly the acquired assets, including the FDIC loss sharing asset and identifiable intangible asset, and the assumed liabilities were recorded at their estimated fair values as of the August 28, 2009 acquisition date. The application of the acquisition method of accounting resulted in a gain of $67.0 million ($38.9 million after-tax). Such gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed. See Notes 3 and 4 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Affinity acquisition.

Key Performance Indicators

        Among other factors, our operating results depend generally on the following:

  The Level of Our Net Interest Income

        Net interest income is the excess of interest earned on our interest-earning assets over the interest paid on our interest-bearing liabilities. The low market interest rate environment throughout 2009 and continuing in 2010 has reduced our net interest margin relative to our historical performance. A sustained low interest rate environment combined with low loan growth and high levels of marketplace liquidity may further lower both our net interest income and net interest margin going forward.

        Our primary interest-earning asset is loans. Our primary interest-bearing liabilities include deposits, borrowings, and subordinated debentures. We attribute our high net interest margin to our loans-to-deposits ratio, which was approximately 88% at the end of 2010 and exceeded 100% in the prior four years, and a high level of noninterest-bearing deposits. While our deposit balances will fluctuate depending on deposit holders' perceptions of alternative yields available in the market, we attempt to minimize these variances by attracting a high percentage of noninterest-bearing deposits, which have no expectation of yield. At December 31, 2010, approximately 32% of our total deposits were noninterest-bearing. In addition to deposits, we have borrowing capacity under various credit lines which we use for liquidity needs such as funding loan demand, managing deposit flows and interim acquisition financing. This borrowing capacity is relatively flexible and has become one of the least expensive sources of funds. However, our borrowing lines are considered a secondary source of liquidity as we serve our local markets and customers with our deposit products.

  Loan Growth

        We generally seek new lending opportunities in the $500,000 to $10 million range, try to limit loan maturities for commercial loans to one year, for construction loans up to 18 months, and for commercial real estate loans up to ten years, and to price lending products so as to preserve our interest spread and net interest margin. We sometimes encounter strong competition in pursuing lending opportunities such that potential borrowers obtain loans elsewhere at lower rates than those we offer. We have continued to reduce our exposure to residential construction and foreign loans, including limiting the amount of new loans in these categories. Our ability to make new loans is dependent on economic factors in our market area, borrower qualifications, competition, and liquidity, among other items. Considering the current state of the economy in our Southern California marketplace, loan growth was not a focus area for us in 2010 and we expect this to continue in 2011.

        During 2010, we executed two classified loan sales which reduced non-covered loans by $398.5 million. This reduction, combined with repayments, resolution activities and low loan demand resulted in a decrease of $547.9 million during 2010 in our non-covered loan portfolio. The covered loan portfolio increased $286.9 million during 2010 due to the Los Padres acquisition and included a $130.7 million decrease in the acquired Affinity loans.

  The Magnitude of Credit Losses

        We stress credit quality in originating and monitoring the loans we make and measure our success by the levels of our nonperforming assets, net charge-offs and allowance for credit losses. Our allowance for credit losses is the sum of our allowance for loan losses and our reserve for unfunded loan commitments and relates only to our non-covered loans. Provisions for credit losses are charged to operations as and when needed for both on and off balance sheet credit exposure. Loans which are deemed uncollectible are charged off and deducted from the allowance for loan losses. Recoveries on loans previously charged off are added to the allowance for loan losses. During the year ended December 31, 2010, we made a provision for credit losses totaling $218.0 million composed of $179.0 million on non-covered loans and $39.0 million on covered loans. The provision for credit losses on the non-covered portfolio was based on our allowance methodology and reflected net charge-offs, the levels of nonaccrual and classified loans, classified loan sales, and the migration of loans into various risk classifications. The provision for credit losses on the covered loan portfolio reflects an increase in the covered loan allowance for credit losses resulting from credit deterioration since the acquisition dates.

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

Quarterly Period in 2010	Efficiency Ratio
First	63.8%
Second	61.4%
Third	60.8%
Fourth	67.4%

        The increase in the efficiency ratio for the fourth quarter of 2010 was due mostly to lower FDIC loss sharing income as covered loan credit costs declined and certain covered loans, which are carried at a discount, were resolved at amounts above their carrying values.

Critical Accounting Policies

        The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable; however, actual results may differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and on our results of operations for the reporting periods.

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

  Allowance for Credit Losses on Non-Covered Loans

        The allowance for credit losses on non-covered loans is the combination of the allowance for loan losses and the reserve for unfunded loan commitments. The allowance for credit losses on non-covered loans relates only to loans which are not subject to loss sharing agreements with the FDIC. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities. Generally, as loans are funded, the amount of the commitment reserve applicable to such funded loans is transferred from the reserve for unfunded loan commitments to the allowance for loan losses based on our allowance methodology. At December 31, 2010, the allowance for credit losses on non-covered loans totaled $104.3 million and was comprised of the allowance for loan losses of $98.6 million and the reserve for unfunded loan commitments of $5.7 million. The following discussion is for non-covered loans and the allowance for credit losses thereon. Refer to "—Allowance for Credit Losses on Covered Loans" for the policy on covered loans.

        The provision for credit losses increased $58.1 million to $218.0 million for 2010 compared to 2009, while the allowance for credit losses declined $20.0 million to $104.3 million at December 31, 2010 compared to $124.3 million at December 31, 2009. The increase in the provision reflects the growth of $112.5 million in net charge-offs to $198.9 million, attributed mostly to $144.6 million in charge-offs from the classified loans sold during 2010. The decline in the allowance for credit losses reflected, in part, the lower level of nonaccrual loans, which decreased $146.0 million in 2010 to $94.2 million at December 31, 2010. This was due mostly to the sales of $128.1 million in nonaccrual loans included in the $398.5 million of classified loans sold in 2010.

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

        Specifically, our allowance methodology contains three key elements: (i) amounts based on specific evaluations of impaired loans; (ii) amounts of estimated losses on several pools of loans categorized by risk rating and loan type; and (iii) amounts for environmental and general economic factors that indicate probable losses were incurred but were not captured through the other elements of our allowance process.

        Impaired loans are identified at each reporting date based on certain criteria and individually reviewed for impairment. A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan agreement. We measure impairment of a loan based upon the fair value of the loan's collateral if the loan is collateral dependent or the present value of cash flows, discounted at the loan's effective interest rate, if the loan is not collateral-dependent. The impairment amount on a collateral-dependent loan is charged-off to the allowance and the impairment amount on a loan that is not collateral-dependent is set up as a specific reserve. Increased charge-offs generally result in increased provisions for credit losses.

        Our loan portfolio, excluding impaired loans which are evaluated individually, is categorized into several pools for purposes of determining allowance amounts by loan pool. The loan pools we currently evaluate are: commercial real estate construction, residential real estate construction, SBA real estate, hospitality real estate, real estate other, commercial collateralized, commercial unsecured, SBA commercial, consumer, foreign, and asset-based. Within these loan pools, we then evaluate loans not adversely classified, which we refer to as "pass" credits, separately from adversely classified loans. The adversely classified loans are further grouped into three credit risk rating categories: "special mention," "substandard" and "doubtful," which we define as follows:

  •
  Special Mention: Loans classified as special mention have a potential weakness that requires management's attention. If not addressed, these potential weaknesses may result in further deterioration in the borrower's ability to repay the loan.

  •
  Substandard: Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the collection of the debt. They are characterized by the possibility that we will sustain some loss if the weaknesses are not corrected.

  •
  Doubtful: Loans classified as doubtful have all the weaknesses as those classified as Substandard, with the additional trait that the weaknesses make collection or repayment in full highly questionable and improbable.

        For further information on classified loans, see Note 6 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

        The allowance amounts for "pass" rated loans and those loans adversely classified, which are not reviewed individually, are determined using historical loss rates developed through migration analysis. The migration analysis is updated quarterly based on historic losses and movement of loans between ratings. As a result of this migration analysis and its quarterly updating, the increases we experienced in both charge-offs and adverse classifications resulted in increased loss factors. In addition, beginning with the third quarter of 2008, we shortened the allowance methodology's accumulated net charge-off look-back data from 32 quarters to 16 quarters to allow greater emphasis on current charge-off activity. Such shortening also increased the loss factors.

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

        We recognize the determination of the allowance for loan losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform sensitivity analyses to provide insight regarding the impact adverse changes in credit risk ratings may have on our allowance for loan losses. The sensitivity analyses have inherent limitations and is based on various assumptions as of a point in time and, accordingly, it is not necessarily representative of the impact loan risk rating changes may have on the allowance for loan losses. At December 31, 2010, in the event that 1% of our non-covered loans were downgraded one credit risk rating category for each category (e.g., 1% of the "pass" category moved to the "special mention" category, 1% of the "special mention" category moved to "substandard" category, and 1% of the "substandard" category moved to the "doubtful" category within our current allowance methodology), the allowance for credit losses would have increased by approximately $2.0 million. In the event that 5% of our non-covered loans were downgraded one credit risk category, the allowance for credit losses would increase by approximately $10.0 million. Given current processes employed by the Company, management believes the credit risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different conclusions that could be significant to the Company's financial statements. In addition, current credit risk ratings are subject to change as we continue to review loans within our portfolio and as our borrowers are impacted by economic trends within their market areas.

        Management believes that the allowance for loan losses is adequate and appropriate for the known and inherent risks in our non-covered loan portfolio. In making its evaluation, management considers certain quantitative and qualitative factors including the Company's historical loss experience, the volume and type of lending conducted by the Company, the results of our credit review process, the levels of classified, criticized and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values, and other factors regarding collectibility and impairment. To the extent we experience, for example, increased levels of documentation deficiencies, adverse changes in collateral values, or negative changes in economic and business conditions which adversely affect our borrowers, our classified loans may increase. Higher levels of classified loans generally result in higher allowances for loan losses.

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

  Allowance for Credit Losses on Covered Loans

        The loans acquired in the Los Padres and Affinity acquisitions are covered by loss sharing agreements with the FDIC and we will be reimbursed for a substantial portion of any future losses. Under the terms of the Los Padres loss sharing agreement, the FDIC will absorb 80% of losses and receive 80% of loss recoveries on the covered assets. The loss sharing agreement is in effect for 10 years for single family covered assets and 5 years for commercial (non-single family) covered assets from the August 20, 2010 acquisition date. The loss recovery provisions are in effect for 10 years for single family assets and 8 years for commercial (non-single family) assets from the acquisition date. Under the terms of the Affinity loss sharing agreement, the FDIC will absorb 80% of losses and receive 80% of loss recoveries on the first $234 million of losses on covered assets and absorb 95% of losses and receive 95% of loss recoveries on covered assets exceeding $234 million. The loss sharing agreement is in effect for 5 years for commercial assets (non-residential loans, OREO and certain securities) and 10 years for residential loans from the August 28, 2009 acquisition date. The loss recovery provisions are in effect for 8 years for commercial assets and 10 years for residential loans from the acquisition date.

        We evaluated the acquired covered loans and elected to account for them under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"), which we refer to as impaired loan accounting.

        The covered loans are subject to our internal and external credit review. If deterioration in the expected cash flows results in a reserve requirement, a provision for credit losses is charged to earnings without regard to the FDIC loss sharing agreement. The portion of the estimated loss reimbursable from the FDIC will be recorded in FDIC loss sharing income and will increase the FDIC loss sharing asset. For acquired impaired loans, the allowance for loan losses is measured at the end of each financial reporting period based on expected cash flows. Decreases in the amount and changes in the timing of expected cash flows on the acquired impaired loans as of the financial reporting date compared to those previously estimated are usually recognized by recording a provision for credit losses on such covered loans. Acquired covered loans not accounted for as impaired loans totaled $29.1 million at December 31, 2010 and are subject to our allowance for credit loss methodology. Although we estimate the required allowance for credit losses similarly to the methodology used for originated loans, we record a provision for such loan losses only when the reserve requirement exceeds any remaining credit discount on these covered loans. Please see "—Financial Condition—Allowance for Credit Losses on Covered Loans" and Notes 1(h) and 6 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for more information.

  Goodwill and Other Intangible Assets

        Goodwill and intangible assets arise from purchase business combinations. Goodwill and other intangible assets generated from purchase business combinations and deemed to have indefinite lives are not subject to amortization and are instead tested for impairment at least annually. Intangible assets with definite lives arising from business combinations are tested for impairment quarterly.

        At December 31, 2010, we had goodwill of $47.3 million, all of which is tax-deductible, related entirely to the Los Padres acquisition. In 2008 we determined that all of our then existing goodwill was impaired and we recorded a $761.7 million charge to earnings to write it off. Such charge had no effect on the Company's or the Bank's cash balances or liquidity. In addition, because goodwill and other intangible assets are not included in the calculation of regulatory capital, the Company's and the Bank's well-capitalized regulatory ratios were not affected by this non-cash expense.

        Our other intangible assets with definite lives include core deposit and customer relationship intangibles. The establishment and subsequent amortization of these intangible assets requires several assumptions including, among other things, the estimated cost to service deposits acquired, discount rates, estimated attrition rates and useful lives. These intangibles are being amortized over their estimated useful lives up to 10 years and tested for impairment quarterly. If the value of the core deposit intangible or the customer relationship intangible is determined to be less than the carrying value in future periods, a write-down would be taken through a charge to our earnings. The most significant element in evaluation of these intangibles is the attrition rate of the acquired deposits or loan relationships. If such attrition rate were to accelerate from that which we expected, the intangible may have to be reduced by a charge to earnings. The attrition rate related to deposit flows or loan flows is influenced by many factors, the most significant of which are alternative yields for loans and deposits available to customers and the level of competition from other financial institutions and financial services companies.

  Deferred Income Tax Assets

        Our deferred income tax assets arise from differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured and then established only for those items that are deemed to be realizable based on our judgment. From an accounting standpoint, we determine whether a deferred tax asset is realizable based on facts and circumstances, including the Company's current and projected future tax position, the historical level of our taxable income, and estimates of our future taxable income. In most cases, the realization of deferred tax assets is based on our future profitability. If we were to experience either reduced profitability or operating losses in a future period, the realization of our deferred tax assets may no longer be considered more likely than not that they will be realized. In such an instance, we could be required to record a valuation allowance on our deferred tax assets by charging earnings.

Non-GAAP Measurements

        The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company's operational performance and to enhance investors' overall understanding of such financial performance. The discussion in this Annual Report on Form 10-K contains non-GAAP financial disclosures for tangible common equity. Tangible common equity is a non-GAAP financial measure used by investors, analysts, and bank regulatory agencies. Tangible common equity represents total equity, less any preferred equity, goodwill and intangible assets. The methodology of determining tangible common equity may differ among companies. Management reviews tangible common equity along with other measures of capital adequacy on a regular basis and has included this non-GAAP financial information, and the corresponding reconciliation to total equity, because of current interest in such information on the part of market participants.

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

	Year Ended December 31,
GAAP to Non-GAAP Reconciliations (Unaudited)	2010	2009	2008
	(Dollars in thousands)
PacWest Bancorp Consolidated:
Stockholders' equity	$478,797	$506,773	$375,726
Less: intangible assets	73,144	33,296	39,922

Tangible common equity	$405,653	$473,477	$335,804

Total assets	$5,529,021	$5,324,079	$4,495,502
Less: intangible assets	73,144	33,296	39,922

Tangible assets	$5,455,877	$5,290,783	$4,455,580

Equity to assets ratio	8.66%	9.52%	8.36%
Tangible common equity ratio(1)	7.44%	8.95%	7.54%
Pacific Western Bank:
Stockholder's equity	$570,118	$585,940	$494,858
Less: intangible assets	73,144	33,296	39,922

Tangible common equity	$496,974	$552,644	$454,936

Total assets	$5,513,601	$5,313,750	$4,488,680
Less: intangible assets	73,144	33,296	39,922

Tangible assets	$5,440,457	$5,280,454	$4,448,758

Equity to assets ratio	10.34%	11.03%	11.02%
Tangible common equity ratio(1)	9.13%	10.47%	10.23%

(1)
Calculated as tangible common equity divided by tangible assets.

Results of Operations

  Acquisitions Impact Earnings Performance

        The comparability of financial information is affected by our acquisitions. Our results include the operations of acquired entities from the dates of acquisition. Security Pacific Bank deposits ($441 million in assets) were acquired in November 2008, Affinity Bank ($1.2 billion in assets) was acquired in August 2009, and Los Padres Bank ($824.1 million in assets) was acquired in August 2010.

  Fourth Quarter Results

        The following table sets forth our unaudited, quarterly results for the three months ended December 31, 2010 and September 30, 2010:

	Three Months Ended
	December 31, 2010	September 30, 2010
	(Dollars in thousands, except per share data)
Interest income	$77,898	$75,130
Interest expense	(9,378)	(9,963)

Net interest income	68,520	65,167

Provision for credit losses:
Non-covered loans	(35,315)	(17,050)
Covered loans	(2,096)	(7,400)

Total provision for credit losses	(37,411)	(24,450)

Net interest income after provision for credit losses	31,109	40,717
FDIC loss sharing income (expense), net	(1,277)	6,406
Other noninterest income	5,925	4,379
Noninterest expense	(49,286)	(46,174)
Income tax benefit (expense)	5,841	(1,828)

Net earnings (loss)	$(7,688)	$3,500

Earnings (loss) per share:
Basic	$(0.22)	$0.10
Diluted	$(0.22)	$0.10
Net interest margin	5.21%	5.08%
Efficiency ratio	67.4%	60.8%

  Fourth Quarter of 2010 Compared to Third Quarter of 2010

        We recorded a net loss of $7.7 million for the fourth quarter of 2010 compared to net earnings of $3.5 million for the third quarter of 2010. The fourth quarter included a $35.3 million ($20.5 million after-tax) credit loss provision for non-covered loans, of which $14.3 million ($8.3 million after-tax) was attributed to the Company's December sale of classified loans, and a $1.9 million ($1.1 million after tax) penalty for the early repayment of $50 million in FHLB advances. Los Padres, which was acquired on August 20, 2010, added $3.3 million in net earnings during the fourth quarter of 2010.

        Net interest income was $68.5 million for the fourth quarter of 2010 compared to $65.2 million for the third quarter of 2010. The $3.3 million increase was due mostly to a $2.8 million increase in interest income attributable to higher average loans from the Los Padres acquisition, the accelerated accretion of purchase discount on the disposal of certain covered loans, and the higher average balance of investments due to securities purchases. Contributing to the increase in net interest income was a reduction in interest expense of $585,000 due mainly to rate reductions on our money market and time deposit accounts and maturities of higher cost brokered deposits.

        Our net interest margin for the fourth quarter of 2010 was 5.21%, an increase of 13 basis points from the 5.08% posted for the third quarter of 2010. Such improvement reflects a higher yield on average loans during the fourth quarter. The yield on average loans was 6.64% for the fourth quarter of 2010 compared to 6.59% for the prior quarter. The loan yield, earning asset yield and net interest margin are all affected by loans being placed on or removed from nonaccrual status and the acceleration of purchase discounts on covered loan pay-offs; the loan yield and net interest margin for the fourth quarter were positively impacted by 20 basis points and 16 basis points, respectively, from the combination of these items. The loan yield and net interest margin for the third quarter were positively impacted by 12 basis points and 10 basis points, respectively, from these items. The cost of interest-bearing deposits and all-in deposit cost decreased 8 basis points and 5 basis points to 0.73% and 0.50%, respectively; such decreases resulted primarily from lower rates on our deposit products and maturities of higher cost brokered deposits.

        The fourth quarter provision for credit losses totaled $37.4 million and was composed of $35.3 million on the non-covered loan portfolio, including $14.3 million related to the December classified loan sale, and $2.1 million on the covered loan portfolio. The third quarter provision for credit losses totaled $24.5 million and was composed of $17.1 million on the non-covered loan portfolio and $7.4 million on the covered loan portfolio. The provision on the non-covered portfolio is generated by our allowance methodology and reflects net charge-offs, the levels of nonaccrual and classified loans, loan sales activity, and the migration of loans into various risk classifications. The covered loan credit loss provision increases the covered loan allowance for credit losses and results from credit deterioration on covered loans since the acquisition dates.

        The fourth quarter classified loan sale completed in December resulted in a charge-off of $20.9 million to the allowance for loan losses, of which $6.6 million had been previously provided through the Company's allowance methodology. The additional $14.3 million charge-off represents the market discount in excess of the Company's allocated allowance necessary for the loans to be sold to a third party.

        Noninterest income for the fourth quarter of 2010 totaled $4.6 million compared to $10.8 million for the third quarter of 2010. The $6.2 million decline was due mostly to lower FDIC loss sharing income stemming from lower credit-related costs on covered loans, OREO, and a third quarter other-than-temporary impairment ("OTTI") charge on one covered investment security. There was no OTTI charge in the fourth quarter. Loss sharing income also declined due to higher FDIC loss sharing asset write-offs as covered loans, which are carried at a discount, were resolved at amounts above their carrying values. Service charges and fee income increased quarter over quarter due mostly to a full quarter of operations with Los Padres and an increase in rates charged for certain deposit services.

        Noninterest expense totaled $49.3 million for the fourth quarter of 2010 compared to $46.2 million for the third quarter of 2010. The $3.1 million increase was due mostly to a penalty of $1.9 million for the early repayment of $50 million in FHLB advances and an increase in other expense categories related to a full quarter of the Los Padres operations. Los Padres noninterest expense totaled $4.4 million for the fourth quarter compared to $2.1 million for the third quarter. Other professional services declined $861,000 during the fourth quarter as the third quarter included higher consulting, legal, and due diligence costs related to acquisition activity and ongoing loan workouts.

        Noninterest expense includes amortization of time-based restricted stock, which is included in compensation, and intangible asset amortization. Amortization of restricted stock totaled $1.9 million for the fourth quarter of 2010, $2.1 million for the third quarter of 2010 and $8.5 million for the year ended December 31, 2010. Intangible asset amortization totaled $2.4 million for each of the fourth and third quarters of 2010 and $9.6 million for the year ended December 31, 2010.

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

	Year Ended December 31,
	2010			2009			2008
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans, net of unearned income(1)(2)	$4,068,450	$265,136	6.52%	$4,111,379	$258,499	6.29%	$3,958,963	$280,408	7.08%
Investment securities(2)	675,979	24,564	3.63%	258,160	10,969	4.25%	142,258	7,077	4.97%
Deposits in financial institutions	226,276	584	0.26%	144,216	406	0.28%	26,564	182	0.69%
Federal funds sold	—	—	—	135	—	—	11,064	161	1.46%

Total interest-earning assets	4,970,705	$290,284	5.84%	4,513,890	$269,874	5.98%	4,138,849	$287,828	6.95%

Other assets	455,005			309,827			578,463

Total assets	$5,425,710			$4,823,717			$4,717,312

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest checking deposits	$458,703	$1,265	0.28%	$390,605	$1,754	0.45%	$358,308	$2,915	0.81%
Money market deposits	1,230,924	9,629	0.78%	981,901	11,767	1.20%	1,007,112	19,735	1.96%
Savings deposits	121,793	249	0.20%	114,933	270	0.23%	105,938	253	0.24%
Time deposits	1,181,735	15,094	1.28%	874,786	18,125	2.07%	561,288	18,254	3.25%

Total interest-bearing deposits	2,993,155	26,237	0.88%	2,362,225	31,916	1.35%	2,032,646	41,157	2.02%
Borrowings	324,150	9,126	2.82%	550,888	15,497	2.81%	578,783	18,742	3.24%
Subordinated debentures	129,703	5,594	4.31%	129,901	6,415	4.94%	132,010	8,597	6.51%

Total interest-bearing liabilities	3,447,008	$40,957	1.19%	3,043,014	$53,828	1.77%	2,743,439	$68,496	2.50%

Noninterest-bearing demand deposits	1,437,493			1,245,512			1,242,557
Other liabilities	47,586			50,043			46,270

Total liabilities	4,932,087			4,338,569			4,032,266
Stockholders' equity	493,623			485,148			685,046

Total liabilities and stockholders' equity	$5,425,710			$4,823,717			$4,717,312

Net interest income		$249,327			$216,046			$219,332

Net interest rate spread			4.65%			4.21%			4.45%
Net interest margin			5.02%			4.79%			5.30%

(1)
Includes nonaccrual loans and loan fees.

(2)
Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

        Net interest income is affected by changes in both interest rates and the volume of average interest-earning assets and interest-bearing liabilities. The changes in the amount and mix of average interest-earning assets and interest-bearing liabilities is referred to as a "volume change". The changes in the yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities is referred to as a "rate change." The change in interest income/expense attributable to volume reflects the change in volume multiplied by the prior year's rate and the change in interest income/expense attributable to rate reflects the change in rates multiplied by the prior year's volume. The changes in interest income and expense which are not attributable specifically to either volume or rate are allocated ratably between the two categories. The following table presents, for the years indicated, changes in interest income and expense and the amount of change attributable to changes in volume and rates:

	2010 Compared to 2009			2009 Compared to 2008
		Increase (Decrease) Due to			Increase (Decrease) Due to
	Total Increase (Decrease)			Total Increase (Decrease)
		Volume	Rate		Volume	Rate
	(In thousands)
Interest Income:
Loans	$6,637	$(2,721)	$9,358	$(21,909)	$10,486	$(32,395)
Investment securities	13,595	15,394	(1,799)	3,892	5,052	(1,160)
Deposits in financial institutions	178	214	(36)	224	387	(163)
Federal funds sold	—	—	—	(161)	(80)	(81)

Total interest income	20,410	12,887	7,523	(17,954)	15,845	(33,799)

Interest Expense:
Interest checking deposits	(489)	269	(758)	(1,161)	243	(1,404)
Money market deposits	(2,138)	2,547	(4,685)	(7,968)	(482)	(7,486)
Savings deposits	(21)	15	(36)	17	21	(4)
Time deposits	(3,031)	5,194	(8,225)	(129)	7,953	(8,082)

Total interest-bearing deposits	(5,679)	8,025	(13,704)	(9,241)	7,735	(16,976)
Borrowings	(6,371)	(6,383)	12	(3,245)	(871)	(2,374)
Subordinated debentures	(821)	(10)	(811)	(2,182)	(135)	(2,047)

Total interest expense	(12,871)	1,632	(14,503)	(14,668)	6,729	(21,397)

Net interest income	$33,281	$11,255	$22,026	$(3,286)	$9,116	$(12,402)

  2010 Compared to 2009

        Our net interest income and net interest margin are driven by the combination of our loan and securities volume, asset yield, high proportion of demand deposit balances to total deposits, and disciplined deposit pricing. There was no change in the Federal Funds market rate or the Bank's 4.00% lending rate during 2010.

        The $33.3 million growth in net interest income for 2010 compared to 2009 was due to a $20.4 million increase in interest income and a $12.9 million decline in interest expense. The increase in interest income was due to higher average balances of investment securities from the purchase of $627.9 million of government-sponsored entity pass through securities during 2010, the interest-earning assets from the Los Padres and Affinity acquisitions, and a higher average yield on loans. The loan yield, earning asset yield and net interest margin are all affected by loans being placed on or removed from nonaccrual status and the acceleration of purchase discounts on covered loan pay-offs; the combination of these items increased interest income $4.1 million and positively impacted the net interest margin 8 basis points in 2010. For 2009, these items reduced interest income $4.1 million and decreased the net interest margin 9 basis points.

        The decline in interest expense was due mainly to lower rates paid on deposits and borrowings and lower average borrowings. Our overall cost of average deposits was 0.59% for 2010 compared to 0.88% for 2009. Noninterest-bearing demand deposits averaged $1.4 billion, or 32% of total average deposits for 2010 compared to $1.2 billion, or 35% of total average deposits for 2009. For 2008, our overall cost of average deposits was 1.26% and noninterest-bearing demand deposits averaged $1.2 billion, or 38% of total average deposits.

        The net interest margin for 2010 was 5.02%, an increase of 23 basis points when compared to 2009. The increase is due mostly to a higher yield on average loans and lower funding costs, due principally to lower rates paid on deposits and lower average borrowings.

  2009 Compared to 2008

        The $3.3 million decrease in net interest income for 2009 compared to 2008 is due mostly to reduced loan interest income offset by lower funding costs. The net interest margin fell 51 basis points year over year to 4.79% for 2009 when compared to 2008. The declines are driven largely by the lower level of market interest rates.

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

        We reduced interest expense $14.7 million by lowering the rates paid on money market and time deposit products. The effect of rate reductions on time deposits was offset somewhat by higher average balances from the Security Pacific Bank and Affinity Bank acquisitions. Borrowing costs declined from lower market interest rates and lower average FHLB borrowings.

  Provision for Credit Losses

        The following table sets forth the details of the provision for credit losses and presents allowance for credit losses data for the years indicated. The columns titled "Increase (Decrease)" set forth the year-over-year changes between 2010 and 2009 and between 2009 and 2008.

	Year Ended December 31,
	2010	Increase (Decrease)	2009	Increase (Decrease)	2008
	(In thousands)
Provision For Credit Losses:
Addition to allowance for loan losses	$178,878	$37,268	$141,610	$92,610	$49,000
Addition (reduction) to reserve for unfunded loan commitments	114	(176)	290	3,490	(3,200)

Total provision for non-covered loans	178,992	37,092	141,900	96,100	45,800
Provision for covered loans	39,046	21,046	18,000	18,000	—

Total provision for credit losses	$218,038	$58,138	$159,900	$114,100	$45,800

Allowance for Credit Losses Data:
Net charge-offs on non-covered loans	$198,942	$112,530	$86,412	$48,374	$38,038
Charge-offs on non-covered loans sold	144,647	144,647	—	(16,248)	16,248
Allowance for loan losses (year-end)	98,653	(20,064)	118,717	55,198	63,519
Allowance for credit losses (year-end)	104,328	(19,950)	124,278	55,488	68,790
Allowance for credit losses to non-covered nonaccrual loans (year-end)	110.8%		51.8%		108.4%
Allowance for credit losses to non-covered loans, net of unearned income (year-end)	3.30%		3.35%		1.72%

        The amount of the provision for credit losses in each year is a charge against earnings in that year. The provisions for credit losses are based on our allowance methodology and reflect our judgments about the adequacy of the allowance for loan losses and the reserve for unfunded loan commitments. In determining the amount of the provision, we consider certain quantitative and qualitative factors including our historical loan loss experience, the volume and type of lending we conduct, the results of our credit review process, the level and trends of classified, criticized, past due and nonaccrual loans, regulatory policies, usage trends of unfunded loan commitments, portfolio concentrations, general economic conditions, underlying collateral values, off-balance sheet exposures, and other factors regarding collectability and impairment. To the extent we experience, for example, increased levels of documentation deficiencies, adverse changes in collateral values, or negative changes in economic and business conditions which adversely affect our borrowers, our classified loans may increase. Increases in our classified loans generally result in provisions for credit losses.

        We made provisions for credit losses totaling $218.0 million during 2010, $159.9 million during 2009, and $45.8 million during 2008. The 2010 provision for credit losses was comprised of a $179.0 million addition to the allowance for loan losses on the non-covered loan portfolio, a $39.0 million addition to the covered loan allowance for credit losses, and a $114,000 addition to the reserve for unfunded loan commitments. The 2010 provision for credit losses on non-covered loans includes $85.7 million related to $398.5 million of classified loans sold in 2010.

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

        Net non-covered loans charged-off in 2010 increased by $112.5 million to $198.9 million when compared to 2009. Our 2010 net charge-offs are higher due primarily to $144.6 million in charge-offs that we recorded in connection with the sales of $398.5 million in classified loans during the year. The economic downturn has negatively impacted our borrowers and the collateral values underlying our loans. A protracted economic down cycle will increase the stress on our loan portfolio and we may continue to experience increased levels of charge-offs and provisions.

        The allowance for credit losses on the non-covered loan portfolio totaled $104.3 million, or 3.30% of non-covered loans, net of unearned income, at December 31, 2010. The allowance for credit losses totaled $124.3 million, or 3.35% of non-covered loans, net of unearned income, at December 31, 2009. Of these amounts, the allowance for loan losses totaled $98.6 million at December 31, 2010 and $118.7 million at December 31, 2009.

        The $39.0 million provision for credit losses on the covered loan portfolio for 2010 reflects credit deterioration on covered loans subsequent to the acquisition dates. This provision was based on an ongoing analysis of acquired loans, which indicated a decrease in expected cash flows compared to previous estimates. Under the terms of the FDIC loss sharing agreement, the FDIC absorbs 80% of the losses reflected by the provision. As a result, $31.2 million is included in the noninterest income caption "FDIC loss sharing income, net" and represents 80% of the credit loss provision for covered loans.

        Increased provisions for credit losses may be required in the future based on loan and unfunded commitment growth, the effect changes in economic conditions, such as inflation, unemployment, market interest rate levels, and real estate values may have on the ability of our borrowers to repay their loans, and other negative conditions specific to our borrowers' businesses. See "—Critical Accounting Policies," "—Financial Condition—Allowance for Credit Losses on Non-Covered Loans," "—Financial Condition—Allowance for Credit Losses on Covered Loans," and Notes 1(h) and 6 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

  Noninterest Income

        The following table sets forth the details of noninterest income for the years indicated. The columns titled "Increase (Decrease)" set forth the year-over-year changes between 2010 and 2009 and between 2009 and 2008.

	Year Ended December 31,
	2010	Increase (Decrease)	2009	Increase (Decrease)	2008
	(In thousands)
Noninterest Income:
Service charges on deposit accounts	$11,561	$(447)	$12,008	$(1,006)	$13,014
Other commissions and fees	7,291	340	6,951	(326)	7,277
Other-than-temporary-impairment loss on securities	(874)	(874)	—	—	—
FDIC loss sharing income, net	28,330	12,016	16,314	16,314	—
Increase in cash surrender value of life insurance	1,440	(139)	1,579	(841)	2,420
Gain from Affinity acquisition	—	(66,989)	66,989	66,989	—
Loss on sale of loans	—	—	—	303	(303)
Other income	1,036	(1,030)	2,066	47	2,019

Total noninterest income	$48,784	$(57,123)	$105,907	$81,480	$24,427

  2010 Compared to 2009

        Noninterest income declined in 2010 to $48.8 million from the $105.9 million earned in 2009. The $57.1 million decrease was due mainly to the $67.0 million gain on the Affinity acquisition recorded in August 2009; there was no similar gain in 2010. The 2010 overall decline compared to 2009 was offset partially by an increase of $12.0 million in FDIC loss sharing income to $28.3 million. The increase in FDIC loss sharing income for 2010 was attributable mostly to the FDIC's share of the $21.0 million increase in the provision for credit losses on covered loans. Another factor contributing to the decline in noninerest income was an $874,000 other-than-temporary impairment loss that we recorded in 2010 on one covered investment security due to deteriorating cash flows and significant delinquency of the underlying loan collateral. This impairment loss was offset partially by related FDIC loss sharing income of $699,000. Service charges on deposit accounts decreased $447,000 due mostly to a decrease in NSF handling fees because fewer checks were drawn against accounts with insufficient funds. The decline in other income is attributed to the receipt of a death benefit in 2009; there were no such benefits received in 2010.

        Income from the cash surrender value of bank owned life insurance (BOLI) policies was lower for 2010 compared to 2009 and for 2009 when compared to 2008 due mostly to lower yields for our life insurance policies, which is in line with lower market interest rates. As of December 31, 2010, we owned $22.1 million in separate account BOLI policies and $44.1 million in general account BOLI policies. Our crediting rate, or yield for our life insurance policies, changes quarterly and is determined by the performance of the underlying investments. The income is recognized as an appreciation of the cash surrender value of life insurance policies. It is noncash income and not subject to income tax. The tax-equivalent yield for our life insurance policies was 3.76% during 2010, 4.07% during 2009, and 6.03% during 2008.

  2009 Compared to 2008

        Noninterest income increased $81.5 million for the year ended December 31, 2009 to $105.9 million from the $24.4 million earned during 2008. The increase is due mostly to the $67.0 million gain from the Affinity acquisition that occurred on August 28, 2009 coupled with FDIC loss sharing income of $16.3 million.

  Noninterest Expense

        The following table sets forth the details of noninterest expense for the years indicated. The columns titled "Increase (Decrease)" set forth the year-over-year changes between 2010 and 2009 and between 2009 and 2008.

	Year Ended December 31,
	2010	Increase (Decrease)	2009	Increase (Decrease)	2008
	(Dollars in thousands)
Noninterest Expense:
Compensation	$87,483	$9,310	$78,173	$5,988	$72,185
Occupancy	27,639	1,256	26,383	1,852	24,531
Data processing	8,538	1,592	6,946	714	6,232
Other professional services	8,567	1,653	6,914	374	6,540
Business development	2,463	(78)	2,541	(503)	3,044
Communications	3,329	397	2,932	(219)	3,151
Insurance and assessments	9,685	380	9,305	5,782	3,523
Other real estate owned, net	14,770	(8,552)	23,322	21,104	2,218
Intangible asset amortization	9,642	95	9,547	(73)	9,620
Goodwill write-off	—	—	—	(761,701)	761,701
Other expense	16,687	3,546	13,141	(49)	13,190

Total noninterest expense	$188,803	$9,599	$179,204	$(726,731)	$905,935

  2010 Compared to 2009

        Noninterest expense increased $9.6 million year-over-year to $188.8 million for 2010. The growth in most expense categories was due primarily to higher overhead costs related to the Affinity and Los Padres acquisitions. Compensation increased $9.3 million due to the acquisitions and severance costs. Excluding employees gained in the Los Padres acquisition, we reduced our workforce by approximately 5% and paid $1.0 million in severance at the end of the third quarter of 2010; the annual pre-tax savings from these departures is approximately $3.6 million. Occupancy costs increased $1.3 million due mostly to the 10 branches added in the Affinity acquisition and 14 branches added in the Los Padres acquisition. Other professional services increased $1.7 million due mostly to higher legal costs related to loan workout activity and consulting fees for acquisitions. For acquisitions completed after January 1, 2009, acquisition related costs, such as legal, accounting valuation and other professional fees, necessary to effect a business combination, are charged to earnings in periods in which the costs are incurred. We incurred and charged to expense approximately $900,000 and $600,000 of such costs in 2010 and 2009, respectively, which are included in other professional fees. Other expense increased $3.5 million due mostly to a $1.2 million increase in loan-related costs, $2.7 million in penalties for early repayment of $175 million in FHLB advances in 2010, and lower reorganization charges of $1.2 million. There were no FHLB prepayment penalties in 2009. The elevated loan-related costs were attributed to ongoing workout efforts. The 2009 reorganization charges totaled $1.2 million and related to a first quarter staff reduction, premises costs for the closing of two banking offices in the second quarter, and additional rent for a discontinued acquired office. OREO costs declined $8.6 million due mostly to higher net gains on sales and lower write-downs and costs in 2010.

        Noninterest expense includes (i) amortization of time-based restricted stock, which vests either in increments over a three to five year period or at the end of such period and is included in compensation expense and (ii) intangible asset amortization, which is related to customer deposit and customer relationship intangible assets. Amortization of restricted stock totaled $8.5 million and

$8.2 million for the years ended December 31, 2010 and 2009, respectively. Intangible asset amortization was $9.6 million and $9.5 million for 2010 and 2009, respectively.

  2009 Compared to 2008

        Noninterest expense for the year ended December 31, 2009 totaled $179.2 million compared to $905.9 million for the same period in 2008. The $726.7 million decrease is due mostly to the $761.7 million goodwill write-off in 2008. The remaining $35.0 million increase in noninterest expense is due to higher OREO costs of $21.1 million, higher deposit insurance costs of $5.8 million and higher compensation costs of $6.0 million. OREO costs reflect higher levels of writedowns on the portfolio, which totaled $17.8 million, due to the declining real estate market and increased holding costs during the year. The increased deposit insurance costs relate to higher FDIC deposit insurance premiums generally, plus the cost to participate in the Transaction Account Guarantee Program and the second quarter of 2009 special FDIC deposit insurance assessment of $2.0 million. Compensation costs increased year-over-year due to increased staff levels from our acquisitions and higher compensation expense from restricted stock awards.

        Compensation expense included $8.2 million for 2009 and $930,000 for 2008 in amortization expense for shares of time-based and performance-based restricted stock awarded to employees. Time-based restricted stock vests either in increments over a three to five year period. Performance-based restricted stock vests when the Company attains specific long-term financial targets. Beginning with the fourth quarter of 2007, the amortization of certain performance-based restricted stock awards was suspended. During the fourth quarter of 2008 we concluded it was improbable that the financial targets would be met for the performance-based stock awards. Accordingly, we reversed the accumulated amortization on those awards through a credit of $4.5 million to compensation expense. If and when the attainment of such performance targets is deemed probable in future periods, a catch-up adjustment will be recorded and amortization of such performance-based restricted stock will begin again. The total amount of unrecognized compensation expense related to the performance-based restricted stock for which amortization was suspended and reversed totaled $26.6 million.

  Income Taxes

        Effective income tax rates were 43.0%, 45.5%, and 2.8% for the years ended December 31, 2010, 2009, and 2008, respectively. The difference in the effective tax rates between the annual periods relates mainly to the level of tax credits and tax deductions and the amount of tax exempt income recorded in each of the years. The 2008 effective rate was lowered by the goodwill write-off, the majority of which was not deductible for tax purposes. For further information on income taxes, see Note 14 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Financial Condition

  Non-Covered Loans

        The following table presents the balance of each major category of non-covered loans as of the dates indicated:

	December 31,
	2010		2009		2008		2007		2006
Loan Category	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans	Amount	% of Loans
	(Dollars in thousands)
Domestic:
Real estate mortgage	$2,274,733	72%	$2,423,712	65%	$2,473,089	62%	$2,280,963	58%	$2,374,010	57%
Commercial	663,557	21%	781,003	21%	845,410	21%	852,279	22%	752,817	18%
Real estate construction	179,479	5%	440,286	12%	579,884	15%	717,419	18%	939,463	22%
Consumer	25,058	1%	32,138	1%	44,938	1%	49,943	1%	45,984	1%
Foreign:
Commercial	21,057	1%	34,524	1%	50,918	1%	56,916	1%	83,359	2%
Other	1,551	—	1,719	—	2,245	—	1,206	—	6,778	—

Total gross non-covered loans	3,165,435	100%	3,713,382	100%	3,996,484	100%	3,958,726	100%	4,202,411	100%

Less: unearned income	(4,380)		(5,999)		(8,593)		(9,508)		(12,868)

Loans, net of unearned income	3,161,055		3,707,383		3,987,891		3,949,218		4,189,543
Less: allowance for loan losses	(98,653)		(118,717)		(63,519)		(52,557)		(52,908)

Total net non-covered loans	$3,062,402		$3,588,666		$3,924,372		$3,896,661		$4,136,635

Loans held for sale(1)	$—		$—		$—		$63,565		$173,319

(1)
Loans held for sale, consisting of SBA 504 and 7(a) loans, were transferred into the regular portfolio during the second quarter of 2008, when the SBA loan sale operations was suspended. Loans held for sale at December 31, 2007 include $54.1 million of SBA 504 loans, which are real estate mortgage loans, and $9.4 million of SBA 7(a) loans, which are commercial loans.

        During 2010 our gross non-covered loans declined $547.9 million due primarily to $398.5 million in classified loans sold during the year. The decline was offset partially by the $234.1 million purchase of performing loans in July 2010. The non-covered portfolio continues to decline as a result of repayments, foreclosures, charge-offs and the stagnant economy which causes both a low demand for loans and fewer acceptable lending opportunities. Real estate construction loans declined $260.8 million, real estate mortgage loans declined $149.0 million, and commercial loans declined $130.9 million. We continued to reduce our exposure to real estate construction. The real estate construction category at December 31, 2010 includes commercial real estate construction loans totaling $107.1 million compared to $265.6 million at the end of 2009 and residential real estate construction loans totaling $72.4 million at the end of 2010 compared to $174.7 million at December 31, 2009.

        Our non-covered foreign loans totaled $22.6 million at December 31, 2010 and were primarily to individuals and entities located in Mexico. All of our non-covered foreign loans are denominated in U.S. dollars and the majority is collateralized by assets located in the United States or guaranteed or insured by businesses located in the United States. In addition to our outstanding non-covered foreign loans, our non-covered foreign loan commitments totaled $17.2 million at December 31, 2010. We continued to allow our non-covered foreign loan portfolio to repay in the ordinary course of business without making any new privately-insured non-covered foreign loans other than those under existing commitments.

        The following table presents the details of the non-covered real estate construction category, which includes loans secured by commercial and residential real estate, as of the dates indicated:

	December 31,
	2010		2009
Loan Category	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial real estate construction:
Unimproved land	$26,032	14.5%	$39,377	8.9%
Retail	20,378	11.4%	46,742	10.6%
Land acquisition/development	16,983	9.5%	16,652	3.8%
Self storage	13,191	7.3%	17,569	4.0%
Industrial/warehouse	11,329	6.3%	57,714	13.1%
Healthcare	4,305	2.4%	9,773	2.2%
Office buildings	3,805	2.1%	37,300	8.5%
Owner-occupied	2,000	1.1%	3,082	0.7%
Other	9,062	5.0%	24,454	5.6%
Gas station	—	0.0%	12,939	2.9%

Total commercial real estate construction	107,085	59.7%	265,602	60.3%

Residential real estate construction:
Unimproved land	43,412	24.2%	58,949	13.4%
Multi-family	26,474	14.8%	38,826	8.8%
Land acquisition/development	1,482	0.8%	33,501	7.6%
Single family nonowner-occupied	1,026	0.6%	32,209	7.3%
Single family owner-occupied	—	0.0%	11,199	2.5%

Total residential real estate construction	72,394	40.3%	174,684	39.7%

Total gross non-covered real estate construction loans	$179,479	100.0%	$440,286	100.0%

        Our largest loan portfolio concentration is the non-covered real estate mortgage category, which includes loans secured by commercial and residential real estate. The following table presents our non-covered real estate mortgage loan portfolio, excluding foreign loans, as of the dates indicated:

	December 31,
	2010		2009
Loan Category	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$432,263	19.0%	$328,709	13.6%
Retail	374,027	16.4%	434,902	17.9%
Office buildings	350,192	15.4%	319,912	13.2%
Owner-occupied	263,603	11.6%	291,198	12.0%
Hotel	156,614	6.9%	262,556	10.8%
Healthcare	102,227	4.5%	91,740	3.8%
Gas station	38,502	1.7%	39,260	1.6%
Self storage	26,432	1.2%	30,038	1.2%
Restaurant	26,463	1.2%	26,723	1.1%
Land acquisition/development	9,649	0.4%	9,819	0.4%
Unimproved land	1,494	0.1%	5,485	0.2%
Other	250,068	11.0%	268,269	11.1%

Total commercial real estate mortgage	2,031,534	89.3%	2,108,611	87.0%

Residential real estate mortgage:
Multi-family	81,880	3.6%	98,137	4.0%
Mixed use	57,230	2.5%	90,119	3.7%
Single family owner-occupied	38,025	1.7%	53,521	2.2%
Single family nonowner-occupied	26,618	1.2%	35,586	1.5%
Home equity lines of credit	38,823	1.7%	37,738	1.6%
Unimproved land	623	0.0%	—	0.0%

Total residential real estate mortgage	243,199	10.7%	315,101	13.0%

Total gross non-covered real estate mortgage loans	$2,274,733	100.0%	$2,423,712	100.0%

        The largest subset of the "Other" commercial real estate mortgage category is for fixed base operators at airports with a balance of $38.4 million, or 15.4%, of the total.

  Non-Covered Classified Loan Sales

        During 2010, we made strategic decisions to sell $398.5 million of non-covered classified loans to reduce credit risk, thereby strengthening the Bank's balance sheet and enhancing its ability to continue to participate in bidding on FDIC-assisted acquisitions. Such sales resulted in immediate reductions of classified loans and improved credit quality metrics. The improvement in credit quality metrics for the non-covered portfolio is shown in the following table:

	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Nonaccrual loans	$94,183	$105,539	$108,283	$99,920	$240,167
New nonaccrual loans in the quarter	$21,413 (1)	$26,543	$25,136	$18,096	$120,446
Nonperforming assets	$119,781	$130,137	$132,806	$129,563	$283,422
Performing restructured loans	$89,272	$143,407	$76,367	$51,896	$181,454
Allowance for credit losses to nonaccrual loans	110.8%	95.9%	86.3%	91.5%	51.8%
Allowance for credit losses to loans, net of unearned income	3.30%	3.05%	2.93%	2.81%	3.35%

(1)
Includes two loans to one borrower with a balance of $13.9 million, of which $6.9 million was subsequently charged off and a 100% specific reserve was established for the remaining amount.

        In December 2010, we sold non-covered classified loans totaling $74.9 million for $54.0 million in cash. Such sale resulted in a charge-off to the allowance for credit losses of $20.9 million, of which $6.6 million had been previously allocated to the loans sold through our allowance methodology and $14.3 million represented the market discount necessary for the loans to be sold to the buyer. The sale was on a servicing-released basis and without recourse to Pacific Western Bank. All loans sold were originated by Pacific Western Bank and none were covered loans acquired in the Los Padres Bank or Affinity Bank acquisitions. The loans sold included $17.6 million in nonaccrual loans and $43.7 million in performing restructured loans as of September 30, 2010.

        In February 2010, the Bank sold non-covered classified loans totaling $323.6 million to an institutional buyer for $200.6 million in cash. Such sale resulted in a charge-off to the allowance for credit losses of $123.0 million, of which $51.6 million had been previously allocated to the loans sold through our allowance methodology and $71.4 million represented the market discount necessary for the loans to be sold to the buyer. The sale was on a servicing-released basis and without recourse to Pacific Western Bank. All loans sold were originated by Pacific Western Bank and none were acquired in the Affinity Bank acquisition. The loans sold included $110.5 million in nonaccrual loans and $105.1 million in restructured loans.

        The decisions to enter into these transactions were made shortly before the sale dates and after the immediately preceding reporting periods. Therefore, the loans were not accounted for as being held for sale prior to the transaction.

  July 2010 Loan Portfolio Purchase

        On July 1, 2010, we purchased a $234.1 million portfolio of 225 performing loans secured by Southern California real estate for a cash price of $228.3 million. Such loans had a weighted average coupon interest rate of 6.15% and a weighted average maturity of 4.6 years. These loans were part of the Foothill Independent Bank loan portfolio that we acquired when we completed the Foothill Independent Bancorp acquisition in May 2006. In March 2007, we sold a 95% participating interest in these loans for cash and continued to service them and maintain the borrower relationships. When the opportunity to purchase this loan portfolio presented itself, we concluded it would be in the best interests of the Company and the Bank to make this purchase as we are familiar with the credit risk and it would deploy excess liquidity in a manner that would increase interest income and expand the net interest margin.

  Covered Loans

  Los Padres Bank Acquisition

        On August 20, 2010, we acquired certain assets of Los Padres Bank, including all loans, and assumed substantially all of its liabilities, including all deposits, from the FDIC in an FDIC-assisted acquisition, which we refer to as the Los Padres acquisition. We entered into a loss sharing agreement with the FDIC, whereby the FDIC agreed to cover a substantial portion of any future losses on acquired loans, with the exception of consumer loans, and other real estate owned. Under the terms of such loss sharing agreement, the FDIC is obligated to reimburse the Bank for 80% of losses with respect to the covered assets. The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Bank 80% reimbursement under the loss sharing agreement. The loss sharing arrangement for single family covered assets and commercial (non-single family) covered assets is in effect for 10 years and 5 years, respectively, from the acquisition date, and the loss recovery provisions are in effect for 10 years and 8 years, respectively, from the acquisition date. We refer to the loans acquired in the Los Padres acquisition and subject to the loss sharing agreement as "covered loans." We refer to the acquired assets subject to the loss sharing agreement collectively as "covered assets."

  Affinity Acquisition

        On August 28, 2009, Pacific Western Bank acquired certain assets and liabilities of Affinity Bank from the FDIC in an FDIC-assisted transaction. We entered into a loss sharing agreement with the FDIC, whereby the FDIC agreed to cover a substantial portion of any future losses on acquired loans, other real estate owned and certain investment securities. Under the terms of such loss sharing agreement, the FDIC will absorb 80% of losses and receive 80% of loss recoveries on the first $234 million of losses on covered assets and absorb 95% of losses and receive 95% of loss recoveries on covered assets exceeding $234 million. The loss sharing agreement is in effect for 5 years for commercial assets (non-residential loans, OREO and certain securities) and 10 years for residential loans from the August 28, 2009 acquisition date. The loss recovery provisions are in effect for 8 years for commercial assets and 10 years for residential loans from the acquisition date. We refer to the loans acquired in the Affinity acquisition and subject to the loss sharing agreement as "covered loans". We refer to the acquired assets subject to the loss sharing agreement collectively as "covered assets."

        At the acquisition dates, we estimated the fair values of the Los Padres and Affinity covered loans to be $436.3 million and $675.6 million, respectively. Fair value of acquired loans is determined using a discounted cash flow model based on assumptions about the amount and timing of principal and interest payments, estimated prepayments, estimated default rates, estimated loss severity in the event of defaults, and current market rates. Estimated credit losses are included in the determination of fair value; therefore, an allowance for loan losses is not recorded on the acquisition date.

        The following table reflects the net carrying value of the covered loans as of the dates indicated:

	December 31,
Loan Category	2010	2009
	(In thousands)
Multi-family	$417,277	$263,944
Commercial real estate	342,642	311,298
Single family	151,874	17,078
Construction and land	91,740	121,735
Commercial and industrial	40,013	21,340
Home equity lines of credit	8,248	6,565
Consumer	947	575

Total gross covered loans	1,052,741	742,535
Less: discount	(110,901)	(102,849)

Covered loans, net of discount	941,840	639,686
Less: allowance for loan losses	(33,264)	(18,000)

Covered loans, net	$908,576	$621,686

        We account for loans under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("acquired impaired loan accounting") when (i) we acquire loans deemed to be impaired when there is evidence of credit deterioration since the origination and it is probable at the date of acquisition that we would be unable to collect all contractually required payments and (ii) as a general policy election for non-impaired loans that we acquire in a distressed bank acquisition. We may refer to acquired loans accounted for under ASC 310-30 as "acquired impaired loans." In connection with the Affinity acquisition, we applied acquired impaired loan accounting to all of the covered loans. In connection with the Los Padres acquisition, we applied acquired impaired loan accounting to $405.6 million of the covered loans. We also acquired in the Los Padres acquisition $31.5 million of revolving credit agreements, mainly home equity loans and commercial asset-based lines of credit, where the borrower had revolving privileges; we accounted for such loans in accordance with accounting requirements for purchased non-impaired loans. GAAP excludes revolving credit agreements, such as home equity lines and credit card loans, from acquired impaired loan accounting requirements.

        For acquired impaired loans, we (i) calculated the contractual amount and timing of undiscounted principal and interest payments (the "undiscounted contractual cash flows") and (ii) estimated the amount and timing of undiscounted expected principal and interest payments (the "undiscounted expected cash flows"). Under acquired impaired loan accounting, the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents an estimate of the loss exposure of principal and interest related to the covered acquired impaired loans portfolio and such amount is subject to change over time based on the performance of such covered loans. The carrying value of covered acquired impaired loans is reduced by payments received, both principal and interest, and increased by the portion of the accretable yield recognized as interest income.

        The excess of undiscounted expected cash flows at acquisition over the initial fair value of acquired impaired loans is referred to as the "accretable yield" and is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable. The accretable yield changes over time due to both accretion and as actual and expected cash flows vary from the acquisition date estimated cash flows. The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. The remaining undiscounted expected cash flows are calculated at each financial reporting date based on information then currently available. Subsequent to acquisition, the Company aggregates loans into pools of loans with common credit risk characteristics such as loan type and risk rating. Increases in expected cash flows over those previously estimated increase the accretable yield and are recognized as interest income prospectively. Decreases in the amount and changes in the timing of expected cash flows compared to those previously estimated decrease the accretable yield and usually result in a provision for loan losses and the establishment of an allowance for loan losses.

        Under acquired impaired loan accounting, purchased loans are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when expected cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans as long as there is an expectation that the estimated cash flows will be received. If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income may be recognized on a cash basis or as a reduction of the principal amount outstanding.

        The following table summarizes the changes in the carrying amount of covered acquired impaired loans and accretable yield on those loans for the periods indicated:

	Covered Acquired Impaired Loans
	Carrying Amount	Accretable Yield
	(In thousands)
Balance, January 1, 2009	$—	$—
Addition from the Affinity acquisition	675,616	(248,174)
Accretion	17,622	17,622
Payments received	(53,552)	—
Decrease in expected cash flows	—	4,106
Provision for credit losses	(18,000)	—

Balance, December 31, 2009	621,686	(226,446)
Addition from the Los Padres acquisition	405,619	(144,168)
Accretion	52,539	52,539
Payments received	(161,312)	—
Decrease in expected cash flows	—	27,410
Provision for credit losses	(39,046)	—

Balance, December 31, 2010	$879,486	$(290,665)

        The table above excludes the purchased non-impaired loans from the Los Padres acquisition, which totaled $29.1 million at December 31, 2010.

        The undiscounted contractual cash flows, undiscounted cash flows expected to be collected, and the estimated fair value of the Los Padres covered acquired impaired loan portfolio as of the acquisition date were $694.5 million, $549.8 million, and $405.6 million, respectively.

        At December 31, 2010, the weighted average remaining contractual life of the covered loan portfolio was 9 years.

  Loan Interest Rate Sensitivity

        The following table presents contractual maturity and repricing information for the indicated covered and non-covered loans at December 31, 2010:

	Repricing or Maturing In
Loan Category	One Year Or Less	Over One to Five Years	Over Five Years	Total
	(In thousands)
Non-covered domestic:
Real estate mortgage	$482,368	$858,541	$933,824	$2,274,733
Commercial	399,878	206,409	57,270	663,557
Real estate construction	124,653	50,521	4,305	179,479
Consumer	17,437	4,327	3,294	25,058
Non-covered foreign	19,402	1,732	1,474	22,608

Total non-covered	1,043,738	1,121,530	1,000,167	3,165,435
Covered	435,024	340,493	166,323	941,840

Total	$1,478,762	$1,462,023	$1,166,490	$4,107,275

        The following table presents the interest rate profile of covered and non-covered loans due after one year for the indicated non-covered loan categories at December 31, 2010:

	Due After One Year
Loan Category	Fixed Rate	Floating Rate	Total
	(In thousands)
Non-covered domestic:
Real estate mortgage	$1,273,328	$519,037	$1,792,365
Commercial	131,811	131,868	263,679
Real estate construction	15,620	39,206	54,826
Consumer	5,717	1,904	7,621
Non-covered foreign	3,040	166	3,206

Total non-covered	1,429,516	692,181	2,121,697
Covered	210,021	296,795	506,816

Total	$1,639,537	$988,976	$2,628,513

  Allowance for Credit Losses on Non-Covered Loans

        For a discussion of our policy and methodology on the allowance for credit losses on non-covered loans, see "—Critical Accounting Policies—Allowance for Credit Losses on Non-Covered Loans." For further information on the allowance for credit losses on non-covered loans, see Note 6 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

        The following table presents the balance of our allowance for credit losses and certain credit quality measures as of the dates indicated:

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Allowance for loan losses(1)	$98,653	$118,717	$63,519	$52,557	$52,908
Reserve for unfunded loan commitments(1)	5,675	5,561	5,271	8,471	8,271

Allowance for credit losses	$104,328	$124,278	$68,790	$61,028	$61,179

Allowance for credit losses to non-covered loans, net of unearned income	3.30%	3.35%	1.72%	1.55%	1.46%
Allowance for credit losses to non-covered nonaccrual loans	110.8%	51.8%	108.4%	271.6%	276.9%
Allowance for credit losses to non-covered nonperforming assets	87.10%	43.85%	65.65%	242.10%	276.90%

(1)
Applies only to non-covered loans.

        The following table presents the changes in our allowance for loan losses for the years indicated:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Allowance for loan losses, beginning of year	$118,717	$63,519	$52,557	$52,908	$27,303
Loans charged off:
Domestic:
Real estate mortgage	(117,029)	(46,047)	(2,617)	(454)	—
Real estate construction	(63,590)	(28,542)	(24,998)	(660)	(144)
Commercial	(18,548)	(11,982)	(7,664)	(2,091)	(1,083)
Consumer	(3,749)	(1,180)	(3,947)	(166)	(189)
Foreign	(306)	(368)	(349)	(1,414)	(1,691)

Total loans charged off(1)	(203,222)	(88,119)	(39,575)	(4,785)	(3,107)

Recoveries on loans charged off:
Domestic:
Real estate mortgage	1,222	503	412	163	—
Real estate construction	708	461	88	—	—
Commercial	1,652	548	971	1,591	1,361
Consumer	565	151	47	122	171
Foreign	133	44	19	73	187

Total recoveries on loans charged off	4,280	1,707	1,537	1,949	1,719

Net loans charged off	(198,942)	(86,412)	(38,038)	(2,836)	(1,388)
Provision for loan losses	178,878	141,610	49,000	2,800	7,977
Reduction for loans sold	—	—	—	(2,461)	—
Additions due to acquisitions	—	—	—	2,146	19,016

Allowance for loan losses, end of year	$98,653	$118,717	$63,519	$52,557	$52,908

Allowance for loan losses as a percentage of non-covered loans, net of unearned income	3.12%	3.20%	1.59%	1.33%	1.26%

(1)
2010 includes $144.6 million of charge-offs related to the sales of $398.5 million in non-covered classified loans. The charge-offs were composed of $85.7 million for real estate mortgage loans, $55.1 million for real estate construction loans, and $3.8 million for commercial loans. 2008 includes $16.2 million of charge-offs related to the sale of $34.1 million in nonaccrual residential construction loans.

        The following table presents the changes in our reserve for unfunded loan commitments for the years indicated:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Reserve for unfunded loan commitments, beginning of year	$5,561	$5,271	$8,471	$8,271	$5,668
Provision	114	290	(3,200)	200	1,623
Additions due to acquisitions	—	—	—	—	980

Reserve for unfunded loan commitments, end of year	$5,675	$5,561	$5,271	$8,471	$8,271

        The following table allocates the allowance for loan losses based on our judgment of inherent losses in the respective loan portfolio categories. At December 31, 2010, the portion of the allowance allocated to individual portfolio categories includes an amount for both imprecision and uncertainty to better reflect our view of risk. Nonetheless, the allowance for loan losses is available to absorb any losses without restriction.

	Allocation of Allowance for Loan Losses
	Real Estate Mortgage	Real Estate Construction	Commercial	Consumer	Foreign	Total
	(Dollars in thousands)
December 31, 2010(1)
Allowance for loan losses	$51,657	$8,766	$33,229	$4,652	$349	$98,653
% of loans to total loans	72%	5%	21%	1%	1%	100%
December 31, 2009
Allowance for loan losses	$58,241	$39,934	$17,710	$2,021	$811	$118,717
% of loans to total loans	65%	12%	21%	1%	1%	100%
December 31, 2008
Allowance for loan losses	$21,732	$22,166	$16,868	$1,672	$1,081	$63,519
% of loans to total loans	62%	15%	21%	1%	1%	100%
December 31, 2007
Allowance for loan losses	$20,787	$18,668	$11,149	$476	$1,477	$52,557
% of loans to total loans	58%	18%	22%	1%	1%	100%
December 31, 2006
Allowance for loan losses	$39,235	$— (2)	$9,719	$553	$3,401	$52,908
% of loans to total loans	79%	—	18%	1%	2%	100%

(1)
For further information on allowance allocations, see Note 6 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

(2)
The allocation for the real estate construction loan portfolio was not separately available and is included in the real estate mortgage loan portfolio allocation.

        The allowance amount allocated to the commercial loan category increased during 2010 in consideration of the elevated risk profile of this category. The allowance amount allocated to the construction loan category decreased during 2010 in consideration of reduced exposure within that category and significant reduction in the size of that loan portfolio.

  Allowance for Credit Losses on Covered Loans

        For a discussion of our policy and methodology on the allowance for credit losses on covered loans, see "—Critical Accounting Policies—Allowance for Credit Losses on Covered Loans." For further information on the allowance for credit losses on covered loans, see Note 6 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

        The following table presents the changes in our allowance for credit losses on covered loans for the years indicated:

	Year Ended December 31,
	2010	2009
	(In thousands)
Allowance for credit losses on covered loans, beginning of year	$18,000	$—
Provision	39,046	18,000
Charge-offs, net	(23,782)	—

Allowance for credit losses on covered loans, end of year	$33,264	$18,000

  Non-Covered Nonperforming Assets

        The following table sets forth certain information with respect to our non-covered nonaccrual loans and other real estate owned. For the periods presented, we did not have any non-covered loans past due 90 days or more and still accruing.

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Non-covered nonaccrual loans	$94,183	$240,167	$63,470	$22,473	$22,095
Non-covered other real estate owned	25,598	43,255	41,310	2,736	—

Total non-covered nonperforming assets	$119,781	$283,422	$104,780	$25,209	$22,095

Non-covered performing restructured loans	$89,272	$181,454	$12,637	$1,942	$—
Non-covered nonaccrual loans to non-covered loans, net of deferred fees and costs, including loans held for sale	2.98%	6.48%	1.59%	0.56%	0.51%
Non-covered nonperforming assets to non-covered loans, including loans held for sale, and non-covered other real estate owned	3.76%	7.56%	2.60%	0.63%	0.51%

        During 2010, non-covered nonperforming assets declined by $163.6 million to $119.8 million at December 31, 2010, due mainly to lower nonaccrual loans. The drop in nonaccrual loans was attributable primarily to $398.5 million of non-covered classified loans sold in 2010, of which $128.1 million were nonaccrual loans and $148.8 million were performing restructured loans. All nonaccrual loans are considered impaired and are evaluated individually for loss exposure. At December 31, 2010, approximately $12.4 million of the allowance for credit losses was allocated to nonaccrual loans.

        The types of non-covered loans included in the nonaccrual category and accruing loans past due between 30 and 89 days as of December 31, 2010 and 2009 follow:

	Nonaccrual Loans(1)				Accruing and Over 30 days Past Due(1)
	December 31, 2010		December 31, 2009		December 31,
Loan Category	Balance	% of Loan Category	Balance	% of Loan Category	2010 Balance	2009 Balance
	(Dollars in thousands)
SBA:
SBA 504	$9,346	12.5%	$22,849	20.1%	$190	$1,603
SBA 7(a) and Express	6,518	19.7%	12,026	28.5%	423	1,487

Total SBA	15,864		34,875		613	3,090
Residential land	24,886	65.8%	37,104	68.2%	—	—
Commercial real estate	21,805	1.1%	88,483	4.2%	1,652	1,109
Commercial	16,219	2.6%	6,052	0.8%	746	2,592
Residential	8,255	7.7%	19,127	16.3%	585	178
Commercial land	1,897	4.3%	9,113	15.6%	—	—
Commercial construction	1,516	2.2%	26,394	11.9%	—	1,032
Residential multi-family	818	0.6%	1,281	1.5%	—	—
Residential construction	810	3.0%	17,018	16.3%	—	—
Other, including foreign	2,113	4.4%	720	1.1%	138	492

	$94,183	3.0%	$240,167	6.5%	$3,734	$8,493

(1)
Excludes covered loans from the Los Padres and Affinity acquisitions.

        The net decrease in non-covered nonaccrual loans during 2010 is composed of additions of $91.2 million, reductions, payoffs and return to accrual status of $46.4 million, sales of $127.3 million, charge-offs of $31.1 million, and foreclosures of $32.4 million.

        Included in the non-covered nonaccrual loans at December 31, 2010 are $15.9 million of SBA related loans representing 17% of total non-covered nonaccrual loans at that date. The SBA 504 loans are secured by first trust deeds on owner-occupied business real estate with loan-to-value ratios of generally 50% or less at the time of origination. SBA 7(a) loans are secured by borrowers' real estate and/or business assets and are covered by an SBA guarantee of up to 85% of the loan amount. The SBA guaranteed portion on the 7(a) and Express loans shown above is $5.6 million. At December 31, 2010, the SBA loan portfolio totaled $106.9 million and was composed of $75.3 million in SBA 504 loans and $31.6 million in SBA 7(a) and Express loans.

        At December 31, 2010, 73% of the nonaccrual loan total was represented by:

  1.
  SBA-related loans of $15.9 million. One loan for $3 million was repaid in full in February 2011.

  2.
  Two loans collateralized by land in Ventura County, California totaling $23.3 million. We expect to foreclose on these loans by the end of the first quarter of 2011.

  3.
  One loan for $5.7 million secured by an out-of-state shopping center. This loan has been written down to its underlying collateral value based on the most recent appraisal and a court appointed receiver is managing the property. We expect to take physical possession and ownership of the property during the second quarter of 2011.

  4.
  A hotel-secured loan totaling $4.2 million. Since the loan was placed on nonaccrual, operating income from the property has improved and it is projected to return to profitability.

  5.
  Four industrial warehouse loans to the same borrower totaling $5.8 million.

  6.
  One residential loan for $6.4 million. The loan is collateralized by 2nd trust deeds on two single family residences in Beverly Hills, California. On March 1, 2011, the borrower put the two properties in bankruptcy.

  7.
  Two unsecured loans to the same borrower totaling $6.9 million after a fourth quarter charge-off of $6.9 million. The borrower notified the Bank in the fourth quarter that his cash flow was no longer sufficient to service the debt; at that time the charge-off was recorded and a 100% specific reserve was established for the remaining loan amount.

        Non-covered performing restructured loans declined by $92.2 million during 2010, to $89.3 million at December 31, 2010. The decline was attributable primarily to the sales of $148.8 million in such loans as part of the classified loan sales in 2010. At December 31, 2010, we had $69.7 million in real estate mortgage loans, $18.1 million in real estate construction loans, and $1.5 million in commercial loans that were accruing interest under the terms of troubled debt restructurings. The majority of our loan restructurings relates to commercial real estate lending and involves lowering the interest rate and/or a change to interest-only payments for a period of time. In these cases, we do not typically forgive principal or extend the maturity date as part of the loan modification.

        The majority of the performing restructured loans were on accrual status prior to the loan modifications and have remained on accrual status after the loan modifications due to the borrowers making payments before and after the restructurings. In these circumstances, generally, a borrower may have had a fixed rate loan that they continued to repay, but may be having cash flow difficulties. In an effort to work with certain borrowers, we have agreed to interest rate reductions to reflect the lower market interest rate environment and/or interest-only payments for a period of time. As a result of the current economic environment in our market areas, we anticipate loan restructurings to continue during 2011.

        The following table presents the non-covered OREO by property type as of the dates indicated:

	December 31,
Property Type	2010	2009
	(In thousands)
Commercial real estate	$18,205	$28,478
Construction and land development	4,650	7,514
Single family residence	2,743	7,263

Total non-covered OREO	$25,598	$43,255

        Non-covered OREO declined $17.7 million in 2010 due to foreclosures totaling $36.8 million, write-downs of $12.3 million and sales totaling $42.2 million.

  Covered Nonperforming Assets

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

        The following table presents a summary of covered loans that would normally be considered nonaccrual except for the accounting requirements regarding acquired impaired loans and other real estate owned covered by the loss sharing agreement ("covered nonaccrual loans" and "covered OREO"; collectively, "covered nonperforming assets") as of the dates indicated:

	December 31,
	2010	2009
	(In thousands)
Covered nonaccrual loans	$142,964	$87,653
Covered OREO	55,816	27,688

Total covered nonperforming assets	$198,780	$115,341

Covered performing restructured loans	$14,255	$13,566

  Loan Portfolio Risk Elements

        The increased level of nonaccrual loans over the last several years is due to the economy and its effect on our borrowers. Certain industries and collateral types have been more affected than others. Our real estate loan portfolio is predominantly commercial and as such does not include any higher-risk residential mortgage loans such as option ARM or subprime mortgage loans. Our portfolio does include mortgage loans on commercial property. Commercial mortgage loan repayments rely on either the sale of the underlying collateral or the income producing potential of the collateral. Ultimately, though, due to the loan amortization period being greater that the contractual loan term, the borrower may be required to refinance the loan, either with us or another lender, or sell the underlying collateral in order to payoff the loan.

        We have $229.1 million of non-covered commercial real estate mortgage loans maturing over the next 12 months. In the event we refinance any of these loans because the borrowers are unable to obtain financing elsewhere due to the inability of banks in our market area to make loans, such loans may be considered troubled debt restructurings even though they were performing throughout their terms. Higher levels of troubled debt restructurings may lead to increased classified assets and credit loss provisions.

  Investment Portfolio

        Our investment activities are designed to assist in maximizing income consistent with quality and liquidity requirements, to supply collateral to secure public funds on deposit and lines of credit, and to provide a means for balancing market and credit risks through changing economic times. Our portfolio consists primarily of U.S. government agency obligations, obligations of government-sponsored entities, obligations of states and political subdivisions, private-label collateralized mortgage obligations ("CMOs") and FHLB stock.

        During 2010, we purchased $627.9 million of government-sponsored entity pass through securities utilizing our excess liquidity. During 2009, we acquired $158.8 million of investment securities at their estimated fair value in the Affinity acquisition including $55.3 million of "private-label" CMOs which are covered by a FDIC loss sharing agreement. The remaining acquired securities were predominately government or government-sponsored entity CMOs.

        The following table presents the composition of our investment portfolio at the dates indicated:

	December 31,
	2010	2009	2008
	(In thousands)
Government-sponsored entity debt securities	$10,029	$38,648	$24,160
Municipal securities	7,566	8,214	7,509
Residental mortgage-backed securities:
Government and government-sponsored entity pass through securities	756,065	235,532	88,133
Government and government-sponsored entity collateralized mortgage obligations	47,629	86,897	—
Covered private label collateralized mortgage obligations	50,437	52,125	—
Other securities	2,290	2,284	1,775

Total securities available-for-sale	874,016	423,700	121,577
Federal Home Loan Bank stock	55,040	50,429	33,782

Total investment securities	$929,056	$474,129	$155,359

        The following table presents a summary of yields and contractual maturities of securities available-for-sale at December 31, 2010:

	One Year or Less		One Year Through Five Years		Five Years Through Ten Years		Over Ten Years		Total
December 31, 2010	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Government-sponsored entity debt securities	$—	—	$10,029	3.00%	$—	—	$—	—	$10,029	3.00%
Municipal securities(1)	2,469	5.19%	3,403	4.54%	1,694	5.67%	—	—	7,566	5.01%
Residential mortgage-backed securities:
Government and government-sponsored entity pass through securities	—	—	5,762	5.27%	39,940	4.01%	710,363	3.84%	756,065	3.86%
Government and government-sponsored entity collateralized mortgage obligations	—	—	769	4.36%	4,457	4.75%	42,403	5.11%	47,629	5.07%
Covered private label collateralized mortgage obligations	—	—	737	11.49%	573	5.18%	49,127	7.68%	50,437	7.70%
Other securities	2,290	1.05%	—	—	—	—	—	—	2,290	1.05%

Total securities available-for-sale(1)	$4,759	3.18%	$20,700	4.17%	$46,664	4.16%	$801,893	4.12%	$874,016	4.12%

(1)
Yields on securities have not been adjusted to a fully tax-equivalent basis because the impact is not material.

        The following table presents the estimated fair values and the gross unrealized losses on securities by length of time the securities had been in an unrealized loss position at the dates indicated:

	December 31, 2010						December 31, 2009
	Less than 12 months		12 months or longer		Total		Less than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
Government-sponsored entity debt securities	$—	$—	$—	$—	$—	$—	$35,626	$(319)
Residental mortgage-backed securities:
Government and government-sponsored entity pass through securities	321,537	(7,366)	—	—	321,537	(7,366)	113,621	(840)
Government and government-sponsored entity collateralized mortgage obligations	15,690	(327)	1,553	(25)	17,243	(352)	64,661	(2,702)
Covered private label collateralized mortgage obligations	1,579	(472)	4,980	(1,611)	6,559	(2,083)	30,511	(1,555)

Total	$338,806	$(8,165)	$6,533	$(1,636)	$345,339	$(9,801)	$244,419	$(5,416)

        We reviewed the securities that were in a continuous loss position less than 12 months and longer than 12 months at December 31, 2010, and concluded that their losses were a result of the level of market interest rates relative to the types of securities and not a result of the underlying issuers' abilities to repay. Accordingly, we determined that the securities were temporarily impaired. Additionally, we have the ability to hold these securities until their fair values recover to their costs, and therefore did not recognize the temporary impairment in the consolidated statements of earnings (loss).

        During 2010, we determined that one covered private label collateralized mortgage obligation security was fully impaired due to deteriorating cash flows and significant delinquency of the underlying loan collateral and recorded an other-than-temporary impairment loss of $874,000 in the consolidated statement of earnings (loss). This loss was offset by FDIC loss sharing income of $699,000, which represented the FDIC's share of the loss.

        At December 31, 2010, the Company had a $55.0 million investment in Federal Home Loan Bank of San Francisco (FHLB) stock carried at cost. In January 2009, the FHLB announced that it suspended excess FHLB stock redemptions and dividend payments. Since this announcement, the FHLB has declared and paid five cash dividends, though at rates less than that paid in the past, and repurchased $6.0 million of our excess stock. We evaluated the carrying value of our FHLB stock investment at December 31, 2010 and determined that it was not impaired. Our evaluation considered the long-term nature of the investment, the liquidity position of the FHLB, the actions being taken by the FHLB to address its regulatory situation, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

  Deposits

        The following table presents a summary of our average deposits as of the dates indicated and average rates paid:

	Year Ended December 31,
	2010		2009		2008
Deposit Category	Average Amount	Rate	Average Amount	Rate	Average Amount	Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$1,437,493	—	$1,245,512	—	$1,242,557	—
Interest checking deposits	458,703	0.28%	390,605	0.45%	358,308	0.81%
Money market deposits	1,230,924	0.78%	981,901	1.20%	1,007,112	1.96%
Savings deposits	121,793	0.20%	114,933	0.23%	105,938	0.24%
Time deposits	1,181,735	1.28%	874,786	2.07%	561,288	3.25%

Total average deposits	$4,430,648	0.59%	$3,607,737	0.88%	$3,275,203	1.26%

        The following table analyzes the increase (decrease) in deposit types during 2010 compared to 2009:

	December 31,
			Increase (Decrease)
Deposit Category	2010	2009
	(In thousands)
Noninterest-bearing deposits	$1,465,562	$1,302,974	$162,588
Interest checking deposits	494,617	439,694	54,923
Money market deposits	1,321,780	1,171,386	150,394
Savings deposits	135,876	108,569	27,307

Total core deposits	3,417,835	3,022,623	395,212
Time deposits, excluding brokered	1,148,125	890,673	257,452

Total deposits, excluding brokered	4,565,960	3,913,296	652,664
Time deposits, brokered	83,738	181,273	(97,535)

Total deposits	$4,649,698	$4,094,569	$555,129

Deposits of foreign customers located primarily in Mexico included above	$145,058	$135,091	$9,967

        During 2010, deposits increased by $555.1 million to $4.6 billion at December 31, 2010, due primarily to core deposit growth and the acquisition of Los Padres, whose branches had deposits of $360.7 million at December 31, 2010. The increase in deposits was offset partially by a $97.5 million reduction in brokered deposits. Included in brokered time deposits are $47.5 million at the end of 2010 and $74.6 million at the end of 2009 of customer deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits.

        When Los Padres and brokered deposits are excluded, the net deposit increase during 2010 was $292.0 million summarized as follows:

Deposit Category	Increase During 2010
(In thousands)
Noninterest-bearing deposits	$131,049
Interest checking deposits	14,538
Money market deposits	83,749
Savings deposits	9,970

Total core deposits	239,306
Time deposits, excluding brokered	52,681

Total deposits increase, excluding Los Padres
and brokered deposits	$291,987

        We increased noninterest-bearing demand and money market deposits during 2010 due to a combination of new deposit relationships and increased deposits from our existing customers. We started 2010 with nearly 61,000 noninterest-bearing accounts and ended the year with approximately 68,100 noninterest-bearing accounts, of which 3,900 related to former Los Padres offices. Competition for deposits among banks and financial institutions in our Southern California market area was robust in 2010 and is expected to continue through 2011. Our deposit gathering activities may be negatively impacted by two of our business practices. First, we generally price our deposits lower than our competitors. Second, since a good portion of our deposits are tied to lending relationships, the economic downturn in Southern California may lead to lower loan production and loss of existing customers. To mitigate these challenges, we actively review our deposit offerings to provide the optimum mix of service, product and rate, and continually seek new deposits through various programs.

        For time deposits of $100,000 or more, the following table presents a summary of maturities for the time periods indicated:

December 31, 2010	Due in 3 Months or Less	Due in Over 3 Months Through 6 Months	Due in Over 6 Months Through 12 Months	Due in Over 12 Months	Total
	(In thousands)
Time deposits, $100,000 or more	$178,704	$91,832	$149,511	$374,978	$795,025

Borrowings

        The Bank has various lines of credit available. These include the ability to borrow funds from time to time on a long-term, short-term or overnight basis from the FHLB of San Francisco, the FRB or other financial institutions. The maximum amount that we could borrow under our credit lines with the FHLB at December 31, 2010 was $1.4 billion, of which $1.2 billion was available on that date. The maximum amount that we could borrow under our secured credit line with the FRB at December 31, 2010 was $373.3 million, all of which was available on that date. The FHLB lines are secured by a blanket lien on certain qualifying loans in our loan portfolio which are not pledged to the FRB and a portion of our available-for-sale investment securities. The FRB line is secured by a blanket lien on certain qualifying loans that are not pledged to the FHLB.

        At December 31, 2010, our borrowings included $225.0 million in term FHLB advances and $129.6 million of subordinated debentures. At December 31, 2009, our borrowings included $542.8 million in term FHLB advances and $129.8 million of subordinated debentures. The $317.8 million decline in

FHLB advances during 2010 was due to $135.0 million in maturities, $125.0 million that were prepaid in April 2010, for which we paid a $726,000 prepayment penalty, and $50.0 million that were prepaid in December 2010, for which we incurred a $1.9 million penalty. We prepaid the $175.0 million in FHLB advances during 2010 to lower excess liquidity and improve our net interest margin.

        The following table summarizes information about our FHLB advances outstanding at December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
Maturity Date	Amount	Rate	Amount		Rate
	(Dollars in thousands)
January 11, 2010	$—	—	$75,000		3.04%
February 8, 2010	—	—	10,000	(1)	4.81%
February 8, 2010	—	—	25,000	(1)	5.04%
February 26, 2010	—	—	25,000	(1)	4.99%
August 23, 2010	—	—	20,000	(1)	4.90%
December 29, 2010	—	—	25,000	(1)	4.23%
September 8, 2011	—	—	20,000	(1)	4.67%
January 11, 2013	—	—	50,000	(2)	2.71%
September 9, 2013	—	—	20,000	(1)	4.63%
August 25, 2014	—	—	20,000	(1)	4.26%
September 23, 2014	—	—	20,000	(1)	3.51%
December 11, 2017	200,000	3.16%	200,000		3.16%
January 11, 2018	25,000	2.61%	25,000		2.61%
Unamortized premium	—		7,763	(3)

Total FHLB advances	$225,000		$542,763

(1)
FHLB advances assumed in the Affinity acquisition, of which $125 million were prepaid in April 2010, for which we incurred a $0.7 million penalty charged to earnings at that time.

(2)
Prepaid in December 2010 with a penalty of $1.9 million charged to earnings at that time.

(3)
Represented the fair value adjustment on FHLB advances assumed in the Affinity acquisition which was eliminated when the Affinity FHLB advances were repaid in 2010.

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

        On December 22, 2009, we filed a registration statement with the SEC to offer to sell, from time to time, shares of common stock, preferred stock, and other equity linked securities for an aggregate initial offering price of up to $350 million. This registration statement was declared effective on January 8, 2010. Proceeds from any offering under this registration statement are anticipated to be used to fund future acquisitions of banks and financial institutions and for general corporate purposes.

        On August 25, 2009, we sold in a direct placement to institutional investors 2.7 million shares of common stock for $50 million, or a per share price of $18.36 which was the closing price of PacWest's common stock on Monday, August 24, 2009. In addition to the issuance of the common shares, PacWest issued to each investor two warrants exercisable for common shares worth up to an additional $54 million in the aggregate with an exercise price of $20.20 per share, or 110% of the price per share at which the initial $50 million was sold. The Series A warrants had a six month term and originally expired on March 1, 2010; such warrants were exercised on March 1, 2010 for a total of $27.2 million in cash and we issued 1,348,040 shares of common stock. The net proceeds from the warrant exercises totaled $26.6 million after expenses. The 1,361,657 Series B warrants issued in August 2009 with a strike price of $20.20 expired in August 2010 without being exercised. The common shares were sold and the warrants were issued under our $150 million shelf registration statement, which became effective in June 2009 but subsequently terminated upon the effective declaration of our $350 million shelf registration statement on January 8, 2010.

        On January 14, 2009, we issued in a private placement to CapGen Capital Group II LP 3,846,153 PacWest common shares at $26 per share for total cash consideration of approximately $100 million. CapGen Capital Group II LP has registered as a bank holding company and as a result of the investment it owned approximately 11% of PacWest outstanding common stock, excluding unvested restricted stock, as of December 31, 2010.

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

        The following table presents regulatory capital requirements and our regulatory capital ratios at December 31, 2010. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are deducted from regulatory capital. At December 31, 2010, such amount was $51.0 million. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future.

	December 31, 2010
	Well Capitalized Requirement	Pacific Western Bank	PacWest Bancorp Consolidated
Tier 1 leverage capital ratio	5.00%	8.51%	8.54%
Tier 1 risk-based capital ratio	6.00%	12.71%	12.68%
Total risk-based capital ratio	10.00%	13.99%	13.96%

        As of December 31, 2010, we exceeded each of the capital requirements of the FRB and were deemed to be "well capitalized." In addition, as of December 31, 2010, Pacific Western exceeded the capital requirements to be "well capitalized." For further information on regulatory capital, see Note 19 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

        The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities, which totaled $123.0 million at December 31, 2010. These securities are currently included in our Tier I capital for purposes of determining the Company's Tier I and total risk-based capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company's banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Although this modification was scheduled to be effective on March 31, 2009, the Federal Reserve postponed the effective date to March 31, 2011. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less goodwill, net of any related deferred income tax liability. The regulations currently in effect through December 31, 2010, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at December 31, 2010. We expect that our Tier I capital ratios will be at or above the existing well-capitalized levels on March 31, 2011, the first date on which the modified capital regulations must be applied. While our existing trust preferred securities are grandfathered under the Dodd-Frank Wall Street Reform and Consumer Protection Act that was enacted in July 2010, new issuances will not qualify as Tier 1 capital.

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

        Historically, the Bank's primary liquidity source has been its core deposit base. In addition, the Bank relies on collateralized FHLB advances as one of its sources of affordable and immediately available liquidity. The level of such wholesale funding is monitored based on the Bank's liquidity requirements, and we maintain what we believe to be an acceptable level of this collateralized borrowing capacity. The Bank's secured borrowing capacity with the FHLB was $1.4 billion, of which $1.2 billion was available as of December 31, 2010. In addition to the secured borrowing relationship with the FHLB, and to meet short term liquidity needs, the Bank maintains adequate balances in liquid assets, which include cash and due from banks, Federal Funds sold, interest-earning deposits in other financial institutions, and unpledged investment securities available-for-sale. The Bank also maintains a secured line of credit with the FRB, which had a borrowing capacity of $373.3 million and no amounts outstanding at December 31, 2010. In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit, subject to availability, of $92.0 million with correspondent banks for purchase of overnight funds.

        The disruption in the financial credit and liquidity markets in 2009 and 2008 had the effect of decreasing overall liquidity in the marketplace. We have augmented our funding needs with collateralized FHLB borrowings and large denomination time deposits. During 2010, however, liquidity returned to the marketplace and we repaid FHLB advances with excess liquidity and allowed brokered deposits to mature without renewal. At December 31, 2010, the Bank had $36.2 million of these large denomination time deposits. In addition, we have $47.5 million of customer deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our participating customers' deposits.

        To meet short-term liquidity needs, the Bank maintains what we believe are adequate balances in cash, interest-earning deposits in other financial institutions and investment securities with a maturity or duration of five years or less. Our on balance sheet liquidity ratio, calculated as liquid assets (cash, interest-earning deposits in financial institutions and unpledged investment securities available-for-sale) as a percent of total deposits, was 18.1% as of December 31, 2010 and 11.2% at December 31, 2009. We built-up the Bank's on-balance sheet liquidity in order to have more flexibility during the current economic cycle.

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

        Dividends paid by state banks, such as Pacific Western, are regulated by the DFI under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During 2010, PacWest received no dividends from the Bank. For the forseeable future, any dividends from the Bank to the Company require DFI approval. See also Note 19 in Notes to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data".

        At December 31, 2010, the Company had, on a stand-alone basis, approximately $24.1 million in cash on deposit at the Bank. Management believes this amount of cash along with other sources of liquidity is sufficient to fund the Company's 2011 cash flow needs. See related discussion of liquidity sources at "—Capital Resources".

Contractual Obligations

        The known contractual obligations of the Company at December 31, 2010 are as follows:

	December 31, 2010
	Due Within One Year	Due in One to Three Years	Due in Three to Five Years	Due After Five Years	Total
	(Dollars in thousands)
Time deposits	$717,372	$511,223	$3,268	$—	$1,231,863
Long-term debt obligations	—	—	—	354,572	354,572
Operating lease obligations	16,435	27,142	18,668	14,194	76,439
Other contractual obligations	3,122	—	—	—	3,122

Total	$736,929	$538,365	$21,936	$368,766	$1,665,996

        Operating lease obligations, time deposits, and debt obligations are discussed in Notes 9, 10, and 11 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." The other contractual obligations relate to our minimum liability associated with our data and item processing contract with a third-party provider. These contracts mature in 2011 but are expected to be renewed.

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

Off-Balance Sheet Arrangements

        Our obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded. At December 31, 2010, our loan-related commitments, including standby letters of credit, totaled $777.8 million. The commitments which result in a funded loan increase our profitability through net interest income. Therefore, during the year, we manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in "—Liquidity," have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 12 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

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

        Market risk sensitive instruments are generally defined as derivatives and other financial instruments, which include investment securities, loans, deposits, and borrowings. At December 31, 2010 and 2009, we had not used any derivatives to alter our interest rate risk profile or for any other reason. However, both the repricing characteristics of our fixed rate loans and floating rate loans, the significant percentage of noninterest-bearing deposits compared to interest-earning assets, and the callable features in certain borrowings, may influence our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, interest-earning deposits in financial institutions, Federal Home Loan Bank stock, investment securities, deposits, borrowings and subordinated debentures.

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

        We evaluated the results of our net interest income simulation and market value of equity models prepared as of December 31, 2010, the results of which are presented herein. Our net interest income simulation indicates that our balance sheet is liability sensitive as rising interest rates would result in a decline in our net interest margin. This profile is primarily a result of the increased origination of fixed rate loans and variable rate loans with initial fixed rate terms, which is driven by customer demand for fixed rate products in this low interest rate environment. Our market value of equity model indicates an asset sensitive profile suggesting a sudden sustained increase in rates would result in an increase in our estimated market value of equity. This profile is a result of the significant value placed on the Company's noninterest-bearing deposits and the assumed floors in the discount rates used to value a portion of the loan portfolio. The divergent profile between the net interest income simulation and market value of equity model is due primarily to the Company's significant amount of noninterest-bearing deposits. Static balances of noninterest bearing deposits do not impact the net interest income simulation, while at the same time the value of these deposits increase substantially in the market value of equity model when market rates are assumed to rise. In general, we view the net interest income model results as more relevant to the Company's current operating profile and manage our balance sheet based on this information.

  Net Interest Income Simulation

        We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of December 31, 2010. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our total interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

        This analysis calculates the difference between net interest income forecasted using both increasing and declining interest rate scenarios and net interest income forecasted using a base market interest rate derived from the U.S. Treasury yield curve at December 31, 2010. In order to arrive at the base case, we extend our balance sheet at December 31, 2010 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products' pricing as of December 31, 2010. Based on such repricings, we calculate an estimated net interest income and net interest margin.

        The repricing relationship for each of our assets and liabilities includes many assumptions. For example, many of our assets are floating rate loans, which are assumed to reprice to the same extent as the change in market rates according to their contracted index except for floating rate loans tied to our base lending rate which are assumed to reprice upward only after the first 75 basis point increase in market rates. This assumption is due to the fact that we reduced our base lending rate 100 basis points when the Federal Reserve lowered the Federal Funds benchmark rate by 175 basis points in the fourth quarter of 2008. Some loans and investment vehicles include the opportunity of prepayment (imbedded options) and the simulation model uses national indexes to estimate these prepayments and reinvest these proceeds at current simulated yields. Our deposit products reprice at our discretion and are assumed to reprice more slowly in a rising or declining interest rate environment, usually repricing less than the change in market rates. Also, a callable option feature on certain borrowings will reprice differently in a rising interest rate environment than in a declining interest rate environment. The effects of certain balance sheet attributes, such as fixed-rate loans, floating rate loans that have reached their floors and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, the performance of covered loans accounted for under the expected cash flow method, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

        The simulation analysis does not account for all factors that impact this analysis, including changes by management to mitigate the impact of interest rate changes or the impact a change in interest rates may have on our credit risk profile, loan prepayment estimates and spread relationships which can change regularly. In addition, the simulation analysis does not make any assumptions regarding loan fee income, which is a component of our net interest income and tends to increase our net interest margin. In 2010, loan fee income increased our net interest margin by 10 basis points. Management reviews the model assumptions for reasonableness on a quarterly basis.

        The following table presents as of December 31, 2010, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points.

December 31, 2010 Interest Rate Scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$252,604	(5.7)%	4.97%	(0.30)%
Up 200 basis points	$252,778	(5.6)%	4.97%	(0.30)%
Up 100 basis points	$256,650	(4.2)%	5.05%	(0.22)%
BASE CASE	$267,804	—	5.27%	—
Down 100 basis points	$264,694	(1.2)%	5.21%	(0.06)%
Down 200 basis points	$258,784	(3.4)%	5.09%	(0.18)%
Down 300 basis points	$258,848	(3.3)%	5.09%	(0.18)%

        The net interest income simulation model prepared as of December 31, 2010 suggests our balance sheet is liability sensitive. Liability sensitivity indicates that in a rising interest rate environment, our net interest margin would decrease. Due to the historically low market interest rates as of December 31, 2010, the "down" scenarios are not considered meaningful and are excluded from the following discussion. The liability sensitive profile is due mostly to the mix of fixed rate loans to total loans in the loan portfolio relative to our amount of interest-bearing deposits that would reprice as interest rates change. Although $2.2 billion of the $4.1 billion of total loans in the portfolio have variable interest rate terms, only $674 million of those variable rate loans will reprice within twelve months. The remaining variable rate loans will behave as if they have fixed rates in the short run because of the effect of interest rate floors and hybrid ARM loan pricing structures of mini-perm commercial real estate loans, which generally contain initial fixed rate terms ranging from three to five years before becoming variable rate.

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

  Market Value of Equity

        We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as the market value of equity, using a simulation model. This simulation model assesses the changes in the market value of our interest-sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease in market interest rates of 100, 200 and 300 basis points. This analysis assigns significant value to our noninterest-bearing deposit balances. The projections are by their nature forward-looking and therefore inherently uncertain, and include various assumptions regarding cash flows and interest rates. This model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at December 31, 2010.

        The following table shows the projected change in the market value of equity for the set of rate shocks presented as of December 31, 2010:

December 31, 2010 Interest Rate Scenario	Estimated Market Market Value	Dollar Change From Base	Percentage Change From Base	Percentage of Total Assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$595,178	$10,763	1.8%	10.8%	124.3%
Up 200 basis points	$639,595	$55,180	9.4%	11.6%	133.6%
Up 100 basis points	$622,514	$38,099	6.5%	11.3%	130.0%
BASE CASE	$584,415	—	—	10.6%	122.1%
Down 100 basis points	$517,807	$(66,608)	(11.4)%	9.4%	108.1%
Down 200 basis points	$464,710	$(119,705)	(20.5)%	8.4%	97.1%
Down 300 basis points	$434,424	$(149,991)	(25.7)%	7.9%	90.7%

        The results of our market value of equity model indicate an asset sensitive interest rate risk profile in 2010 demonstrated by the increase in the market value of equity in the "up" interest rate scenarios compared to the "base case". Given the historically low market interest rates as of December 31, 2010, the "down" scenarios at December 31, 2010 are not considered meaningful and are excluded from the following discussion.

        Our asset sensitive position as of December 31, 2010 is due primarily to the significant value placed on the Company's noninterest-bearing deposits and the assumed floors in the discount rates used to value a portion of the loan portfolio. The discount rate used to value our loan portfolio is derived from the expected offering rate for each loan type with a similar term and credit risk profile. In a rising rate environment management does not expect to increase our offering rates on certain loan products to the same extent as market rates until the fully indexed offering rate exceeds the current pricing floor and in turn our loans are not projected to lose significant value in the up 100 basis point and up 200 basis point scenarios. Conversely, the discount rates for our liabilities are expected to immediately change when market rates change. Therefore our liabilities are expected to immediately increase in value as rates rise thereby increasing the estimated market value of equity in the rising rate scenario.

        The following table shows the projected change in the market value of equity for the set of rate shocks presented as of December 31, 2009:

December 31, 2009 Interest Rate Scenario	Estimated Market Market Value	Dollar Change From Base	Percentage Change From Base	Percentage of Total Assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$602,312	$13,252	2.2%	11.3%	118.9%
Up 200 basis points	$638,917	$49,857	8.5%	12.0%	126.1%
Up 100 basis points	$626,717	$37,657	6.4%	11.8%	123.7%
BASE CASE	$589,060	—	—	11.1%	116.2%
Down 100 basis points	$551,319	$(37,741)	(6.4)%	10.4%	108.8%
Down 200 basis points	$506,685	$(82,375)	(14.0)%	9.5%	100.0%
Down 300 basis points	$474,890	$(114,170)	(19.4)%	8.9%	93.7%

  Gap Analysis

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

        The following table illustrates the volume and repricing characteristics of our balance sheet at December 31, 2010 over the indicated time intervals:

	Amounts Maturing or Repricing In
December 31, 2010	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Non Interest Rate Sensitive	Total
	(Dollars in thousands)
ASSETS
Cash and deposits in financial institutions	$26,267	$—	$115	$—	$82,170	$108,552
Investment securities	12,432	23,500	21,972	871,152	—	929,056
Loans, net of unearned income	1,328,626	479,553	1,187,005	1,107,711	—	4,102,895
Other assets	—	—	—	—	388,518	388,518

Total assets	$1,367,325	$503,053	$1,209,092	$1,978,863	$470,688	$5,529,021

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$—	$—	$—	$—	$1,465,562	$1,465,562
Interest-bearing checking, money market and savings	1,952,273	—	—	—	—	1,952,273
Time deposits	320,057	397,315	514,491	—	—	1,231,863
Borrowings	—	—	—	225,000	—	225,000
Subordinated debentures	108,250	—	—	18,558	2,764	129,572
Other liabilities	—	—	—	—	45,954	45,954
Stockholders' equity	—	—	—	—	478,797	478,797

Total liabilities and stockholders' equity	$2,380,580	$397,315	$514,491	$243,558	$1,993,077	$5,529,021

Period gap	$(1,013,255)	$105,738	$694,601	$1,735,305	$(1,522,389)
Cumulative interest-earning assets	$1,367,325	$1,870,378	$3,079,470	$5,058,333
Cumulative interest-bearing liabilities	$2,380,580	$2,777,895	$3,292,386	$3,535,944
Cumulative gap	$(1,013,255)	$(907,517)	$(212,916)	$1,522,389
Cumulative interest-earning assets to cumulative interest-bearing liabilities	57.4%	67.3%	93.5%	143.1%
Cumulative gap as a percent of:
Total assets	(18.3)%	(16.4)%	(3.9)%	27.5%
Interest-earning assets	(20.1)%	(18.0)%	(4.2)%	30.3%

        All amounts are reported at their contractual maturity or repricing periods, except for $55.0 million in FHLB stock which is shown as a longer-term repricing investment because of the FHLB's suspended/reduced stock redemptions and dividend payments. This analysis makes certain assumptions as to interest rate sensitivity of savings and NOW accounts which have no stated maturity and have had very little price fluctuation in the past three years. Money market accounts are repriced at management's discretion and generally are more rate sensitive.

        The preceding table indicates that we had a negative one-year cumulative gap of $907.5 million at December 31, 2010, an increase of $184.7 million from the $722.8 million negative one-year gap position at December 31, 2009. The growth in the negative gap is attributable mostly to a decline in one-year assets of $354.2 million, reflecting a decrease in one-year loans of $284.6 million. Partially offsetting this was a decline in one-year liabilities of $169.5 million, reflecting decreases of $222.1 million and $180.0 million in one-year time deposits and FHLB advances, respectively, and an increase of $232.6 million in interest-bearing checking, money market and savings. This gap position suggests that we are liability sensitive and if rates were to increase, our net interest margin would most likely decrease. The ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year at December 31, 2010 was 67.3%. This one-year gap position indicates that interest expense is likely to be affected to a greater extent than interest income for any changes in interest rates within one year from December 31, 2010.

        Borrowings included two long-term FHLB advances totaling $225.0 million at December 31, 2010, with maturity dates of 2017 and 2018, which contain quarterly call options and are currently callable by the FHLB. While the FHLB may call the advances to be repaid for any reason, they are likely to be called if market interest rates, for borrowings of similar remaining term, are higher than the advances' stated rates on the call dates. If the advances are called by the FHLB, there is no prepayment penalty. Should our FHLB advances be called, we would evaluate the funding opportunities available at that time, including new secured borrowings from the FHLB at the then market rates. As borrowing rates are currently lower than our contract rates, we do not expect our secured FHLB borrowings to be called. We may repay the advances with a prepayment penalty at any time.

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

        As of December 31, 2010, PacWest Bancorp management assessed the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2010, is effective.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the control procedures may deteriorate.

        KPMG LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2010, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

Report of Independent Registered Public Accounting Firm

The Board of Directors
PacWest Bancorp:

        We have audited the accompanying consolidated balance sheets of PacWest Bancorp and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of earnings (loss), changes in stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited PacWest Bancorp's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PacWest Bancorp's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PacWest Bancorp and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, PacWest Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

                      /s/ KPMG LLP

Los Angeles, California
March 14, 2011

PACWEST BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Par Value Data)

	December 31,
	2010	2009
ASSETS
Cash and due from banks	$82,170	$93,915
Interest-earning deposits in financial institutions	26,382	117,133

Total cash and cash equivalents	108,552	211,048

Securities available-for-sale, at fair value ($50,437 and $52,125 covered by FDIC loss share at December 31, 2010 and 2009, respectively)	874,016	423,700
Federal Home Loan Bank stock, at cost	55,040	50,429

Total investment securities	929,056	474,129

Non-covered loans, net of unearned income	3,161,055	3,707,383
Allowance for loan losses	(98,653)	(118,717)

Total non-covered loans, net	3,062,402	3,588,666
Covered loans, net	908,576	621,686

Total loans	3,970,978	4,210,352

Other real estate owned ($55,816 and $27,688 covered by FDIC loss share at December 31, 2010 and 2009, respectively)	81,414	70,943
Premises and equipment, net	22,578	22,546
FDIC loss sharing asset	116,352	112,817
Cash surrender value of life insurance	66,182	66,149
Core deposit and customer relationship intangibles	25,843	33,296
Goodwill	47,301	—
Other assets	160,765	122,799

Total assets	$5,529,021	$5,324,079

LIABILITIES
Noninterest-bearing deposits	$1,465,562	$1,302,974
Interest-bearing deposits	3,184,136	2,791,595

Total deposits	4,649,698	4,094,569
Borrowings	225,000	542,763
Subordinated debentures	129,572	129,798
Accrued interest payable and other liabilities	45,954	50,176

Total liabilities	5,050,224	4,817,306

Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value; authorized 75,000,000 and 50,000,000 shares at December 31, 2010 and 2009, respectively; issued 36,880,225 and 35,128,452 shares, respectively (includes 1,230,582 and 1,095,417 shares of unvested restricted stock, respectively)	369	351
Additional paid-in capital	1,085,364	1,053,584
Accumulated deficit	(607,042)	(545,026)
Treasury stock, at cost—207,796 and 113,130 shares at December 31, 2010 and 2009, respectively	(3,863)	(2,032)
Accumulated other comprehensive income (loss)	3,969	(104)

Total stockholders' equity	478,797	506,773

Total liabilities and stockholders' equity	$5,529,021	$5,324,079

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2010	2009	2008
INTEREST INCOME:
Loans	$265,136	$258,499	$280,408
Investment securities	24,564	10,969	7,077
Deposits in financial institutions	584	406	182
Federal funds sold	—	—	161

Total interest income	290,284	269,874	287,828

INTEREST EXPENSE:
Deposits	26,237	31,916	41,157
Borrowings	9,126	15,497	18,742
Subordinated debentures	5,594	6,415	8,597

Total interest expense	40,957	53,828	68,496

Net interest income	249,327	216,046	219,332
PROVISION FOR CREDIT LOSSES:
Non-covered loans	178,992	141,900	45,800
Covered loans	39,046	18,000	—

Total provision for credit losses	218,038	159,900	45,800

Net interest income after provision for credit losses	31,289	56,146	173,532

NONINTEREST INCOME:
Service charges on deposit accounts	11,561	12,008	13,014
Other commissions and fees	7,291	6,951	7,277
Other-than-temporary-impairment loss on covered securities	(874)	—	—
FDIC loss sharing income, net	28,330	16,314	—
Increase in cash surrender value of life insurance	1,440	1,579	2,420
Gain from Affinity acquisition	—	66,989	—
Loss on sale of loans, net	—	—	(303)
Other income	1,036	2,066	2,019

Total noninterest income	48,784	105,907	24,427

NONINTEREST EXPENSE:
Compensation	87,483	78,173	72,185
Occupancy	27,639	26,383	24,531
Data processing	8,538	6,946	6,232
Other professional services	8,567	6,914	6,540
Business development	2,463	2,541	3,044
Communications	3,329	2,932	3,151
Insurance and assessments	9,685	9,305	3,523
Other real estate owned, net	14,770	23,322	2,218
Intangible asset amortization	9,642	9,547	9,620
Goodwill write-off	—	—	761,701
Other expense	16,687	13,141	13,190

Total noninterest expense	188,803	179,204	905,935

Loss before income taxes	(108,730)	(17,151)	(707,976)
Income tax benefit (expense)	46,714	7,801	(20,089)

NET LOSS	$(62,016)	$(9,350)	$(728,065)

Loss per share:
Basic	$(1.77)	$(0.30)	$(26.81)
Diluted	$(1.77)	$(0.30)	$(26.81)

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)

(Dollars in Thousands, Except Per Share Data)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
				Retained Earnings (Accumulated Deficit)
	Shares	Par Value	Additional Paid-in Capital		Treasury Stock		Total
BALANCE, JANUARY 1, 2008	28,002,382	$280	$936,328	$201,220	$—	$524	$1,138,352
Comprehensive income (loss):
Net loss	—	—	—	(728,065)	—	—	(728,065)
Other comprehensive income-increase in net unrealized gain on securities available-for-sale, net of tax effect of $672 thousand	—	—	—	—	—	928	928

Total comprehensive loss							(727,137)

Exercise of stock options	1,000	—	30	—	—	—	30
Tax effect from exercise of options and vesting of restricted stock	—	—	(466)	—	—	—	(466)
Restricted stock awarded and earned stock compensation, net of shares forefeited	537,215	5	925	—	—	—	930
Restricted stock surrendered	(24,491)	—	(288)	—	(257)	—	(545)
Cash dividends paid ($1.28 per share)	—	—	(26,607)	(8,831)	—	—	(35,438)

BALANCE, DECEMBER 31, 2008	28,516,106	285	909,922	(535,676)	(257)	1,452	375,726
Comprehensive income (loss):
Net loss	—	—	—	(9,350)	—	—	(9,350)
Other comprehensive income-increase in net unrealized gain on securities available-for-sale, net of tax effect of $1,127 thousand	—	—	—	—	—	(1,556)	(1,556)

Total comprehensive loss							(10,906)

Issuance of common stock	6,569,466	66	148,716	—	—	—	148,782
Tax effect from vesting of restricted stock	—	—	(2,108)	—	—	—	(2,108)
Restricted stock awarded and earned stock compensation, net of shares forefeited	30,520	—	8,199	—	—	—	8,199
Restricted stock surrendered	(100,770)	—		—	(1,775)	—	(1,775)
Cash dividends paid ($0.35 per share)	—	—	(11,145)	—	—	—	(11,145)

BALANCE, DECEMBER 31, 2009	35,015,322	$351	$1,053,584	$(545,026)	$(2,032)	$(104)	$506,773
Comprehensive income (loss):
Net loss	—	—	—	(62,016)	—	—	(62,016)
Other comprehensive income-increase in net unrealized gain on securities available-for-sale, net of tax effect of $2,950 thousand	—	—	—	—	—	4,073	4,073

Total comprehensive loss							(57,943)

Issuance of common stock	1,348,040	14	26,573	—	—	—	26,587
Tax effect from vesting of restricted stock			(1,840)	—	—	—	(1,840)
Restricted stock awarded and earned stock compensation, net of shares forefeited	403,733	4	8,492	—	—	—	8,496
Restricted stock surrendered	(94,666)	—	—	—	(1,831)		(1,831)
Cash dividends paid ($0.04 per share)	—	—	(1,445)	—	—	—	(1,445)

BALANCE, DECEMBER 31, 2010	36,672,429	$369	$1,085,364	$(607,042)	$(3,863)	$3,969	$478,797

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,016)	$(9,350)	$(728,065)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Goodwill write-off	—	—	761,701
Depreciation and amortization	16,722	14,606	14,538
Provision for credit losses	218,038	159,900	45,800
Gain from Affinity acquisition	—	(66,989)	—
(Gain) loss on sale of other real estate owned	(5,525)	1,308	(380)
Provision for losses and valuation adjustments on other real estate owned	17,660	17,795	1,268
Loss (gain) on sale of loans	—	—	303
(Gain) loss on sale of premises and equipment	(4)	12	35
Gain on sale of securities	—	—	(81)
Impairment loss on covered securities	874		—
Proceeds from sale of loans held for sale	—	—	7,868
Origination of loans held for sale	—	—	(1,665)
Restricted stock amortization	8,496	8,199	930
Tax effect in stockholders' equity of restricted stock vesting and stock option exercises	1,840	2,108	466
Decrease in accrued and deferred income taxes, net	(42,562)	(19,274)	(2,530)
Decrease in FDIC loss sharing asset	67,669	—	—
Decrease (increase) in other assets	27,205	(13,464)	10,736
(Increase) decrease in accrued interest payable and other liabilities	(8,553)	(18,718)	4,520
Stock dividends on Federal Home Loan Bank stock	—	—	(1,535)

Net cash provided by operating activities	239,844	76,133	113,909

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash and cash equivalents acquired in acquisitions	171,366	251,570	400,526
Net decrease (increase) in net loans outstanding	121,267	122,708	(64,373)
Proceeds from sale of loans	258,128	36,919	22,110
Securities available-for-sale:
Sales	—	—	16,527
Maturities	215,113	81,783	30,684
Purchases	(627,884)	(227,546)	(56,934)
Net redemptions (purchases) of Federal Home Loan Bank stock	6,036	—	(5,598)
Proceeds from sale of other real estate owned	83,141	42,496	9,157
Capitalized costs to complete other real estate owned	(902)	(1,504)	—
Purchases of premises and equipment	(5,271)	(3,343)	(3,874)
Proceeds from sale of premises and equipment	27	69	82

Net cash provided by investing activities	221,021	303,152	348,307

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits:
Noninterest-bearing	128,866	131,245	(81,082)
Interest-bearing	(325,922)	(380,067)	(116,380)
Redemptions of subordinated debentures	—	—	(8,248)
Net proceeds from issuance (repurchases) of common stock	26,587	148,782	(257)
Net surrenders of stock awards	(1,831)	(1,775)	(258)
Tax effect in stockholders' equity of restricted stock vesting and stock option exercises	(1,840)	(2,108)	(466)
Net decrease in borrowings	(387,776)	(213,039)	(162,000)
Cash dividends paid	(1,445)	(11,145)	(35,438)

Net cash used in financing activities	(563,361)	(328,107)	(404,129)

Net (decrease) increase in cash and cash equivalents	(102,496)	51,178	58,087
Cash and cash equivalents at beginning of year	211,048	159,870	101,783

Cash and cash equivalents at end of year	$108,552	$211,048	$159,870

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$41,844	$57,565	$66,667
Cash (received) paid during the year for income taxes	(4,193)	11,426	22,550
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned	68,447	66,096	45,164
Transfer from loans held-for-sale to loans	—	—	57,034
Transfer from loans to loans held-for-sale	—	—	22,085

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

        We have completed 22 acquisitions since May 2000 including the merger whereby the former Rancho Santa Fe National Bank and First Community Bank of the Desert became wholly-owned subsidiaries of the Company in a pooling-of-interests transaction. All other acquisitions have been accounted for using the purchase method of accounting and, accordingly, their operating results have been included in the consolidated financial statements from their respective dates of acquisition. See Notes 3 and 4 for more information about our acquisitions.

        Pacific Western is a full-service commercial bank offering a broad range of banking products and services. We accept time and demand deposits, fund loans including real estate, construction, SBA and commercial loans, and offer other business oriented banking products. Although our operations are primarily located in Southern California, we expanded our presence in California's Central Coast with the FDIC-assisted acquisition of Los Padres Bank on August 20, 2010. The Bank focuses on conducting business with small to medium sized businesses in our marketplace and the owners and employees of those businesses. The majority of our loans are secured by the real estate collateral of such businesses. We gained through our FDIC-assisted acquisitions three banking offices in the San Francisco Bay area and one office in Arizona. Our asset-based lending function operates in Arizona, California, and the Pacific Northwest.

        We generate our revenue primarily from interest received on loans and, to a lesser extent, from interest received on investment securities, and fees received in connection with deposit services, extending credit and other services offered, including foreign exchange services. Our major operating expenses are the interest paid by the Bank on deposits and borrowings, compensation and general operating expenses. The Bank relies on a foundation of locally generated deposits. The Bank has a relatively low cost of funds due to high balances of noninterest-bearing and low cost deposits.

        Our operations, like those of other financial institutions operating in Southern California, are significantly influenced by economic conditions in Southern California, including local economies, the strength of the real estate market, and the fiscal and regulatory policies of the federal and state government and the regulatory authorities that govern financial institutions. With our operations in Arizona, Northern California, and the Pacific Northwest, we are also subject to the economic conditions affecting those markets. No individual or single group of related accounts is considered material in relation to our total assets or deposits of the Bank, or in relation to the overall business of the Company. However, approximately 75% of our covered and non-covered loan portfolio at December 31, 2010 consisted of real estate related loans, including construction loans, commercial real estate mortgage loans and commercial loans secured by commercial real estate.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Real estate values could be affected by, among other things, a worsening of economic conditions, an increase in foreclosures, a decline in home sale volumes, an increase in interest rates, earthquakes and other natural disasters particular to California. Further, we may experience an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us given a sustained weakness or weakening in business and economic conditions generally or specifically in our principal markets in which we do business. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs and provision for credit losses.

  (a)    Basis of Presentation

        The accounting and reporting policies of the Company are in accordance with U.S. generally accepted accounting principles, which we may refer to as U.S. GAAP. All significant intercompany balances and transactions have been eliminated.

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

  (d)    Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of cash, due from banks, interest-earning deposits in financial institutions, and federal funds sold. Generally, federal funds are sold for one-day periods. Interest-earning assets in financial institutions represent cash held at the Federal Reserve Bank, the majority of which is immediately available.

  (e)    Investment Securities and Securities Available-for-Sale

        We determine the classification of securities at the time of purchase. If we have the intent and the ability at the time of purchase to hold securities until maturity, they are classified as held-to-maturity.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  (f)    Loans Held for Sale and Servicing Assets

        Loans held for sale include loans originated or purchased for resale. Loans originated or purchased for resale include the principal amount outstanding net of unearned income, and are carried at the lower of cost or fair value on an aggregate basis. A decline in the aggregate fair value of the loans below their aggregate carrying amount is recognized through a charge to earnings in the period of such decline. Unearned income on these loans is taken into earnings when the loans are sold. At December 31, 2010 and 2009, the Company had no loans held for sale.

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

        The most common retained interest related to the loan sales we have made is a servicing asset. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income. The amortization of the servicing asset and the servicing income are included in noninterest income in the consolidated statement of earnings (loss). The fair value of the servicing assets is estimated by discounting the future cash flows using market-based discount rates and prepayment speeds. Our servicing asset is evaluated regularly for impairment. We stratify the servicing asset based on the original term to maturity and the year of origination of the underlying loans for purposes of measuring impairment. The risk is that loans prepay faster than anticipated and the fair value of the asset declines. If the fair value of the servicing asset is less than the amortized carrying value, the asset is considered impaired and an impairment charge will be taken against earnings. At December 31, 2010

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and 2009, the servicing asset totaled $1.6 million and $1.9 million, respectively, and related to the servicing of approximately $82.5 million and $92.6 million in SBA loans, respectively. The servicing asset is included in other assets on the consolidated balance sheets.

  (g)    Loans and Loan Fees

        As a result of the Los Padres and Affinity acquisitions, we have a class of loans that are covered by loss sharing agreements with the FDIC which we refer to as "covered loans." When we refer to non-covered loans, which we may also refer to as legacy loans, we are referring to loans not covered by our loss sharing agreements with the FDIC.

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

        Covered loans.    We refer to "covered loans" as those loans that we acquired in the Los Padres and Affinity acquisitions for which we will be reimbursed for a substantial portion of any future losses on them under the terms of the FDIC loss sharing agreements. We account for loans under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("acquired impaired loan accounting") when (i) we acquire loans deemed to be impaired when there is evidence of credit deterioration since their origination and it is probable at the date of acquisition that we would be unable to collect all contractually required payments and (ii) as a general policy election for non-impaired loans that we acquire in a distressed bank acquisition. We may refer to acquired loans accounted for under ASC 310-30 as "acquired impaired loans." In connection with the Affinity acquisition, we applied acquired impaired loan accounting to all of the covered loans. In connection with the Los Padres acquisition, we applied acquired impaired loan accounting to $405.6 million of the covered loans. We also acquired in the Los Padres acquisition $31.5 million of revolving credit agreements, mainly home equity loans and commercial asset-based lines of credit, where the borrower had revolving privileges; we accounted for such loans in accordance with accounting requirements for purchased non-impaired loans. GAAP excludes revolving credit agreements, such as home equity lines and credit card loans, from acquired impaired loan accounting requirements.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        For acquired impaired loans, we (i) calculated the contractual amount and timing of undiscounted principal and interest payments (the "undiscounted contractual cash flows") and (ii) estimated the amount and timing of undiscounted expected principal and interest payments (the "undiscounted expected cash flows"). Under acquired impaired loan accounting, the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents an estimate of the loss exposure of principal and interest related to the covered acquired impaired loans portfolio and such amount is subject to change over time based on the performance of such covered loans. The carrying value of covered acquired impaired loans is reduced by payments received, both principal and interest, and increased by the portion of the accretable yield recognized as interest income.

        The excess of expected cash flows at acquisition over the initial fair value of acquired impaired loans is referred to as the "accretable yield" and is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable. Subsequent to acquisition, the Company aggregates loans into pools of loans with common credit risk characteristics such as loan type and risk rating. Increases in expected cash flows over those previously estimated increase the accretable yield and are recognized as interest income prospectively. Decreases in the amount and changes in the timing of expected cash flows compared to those previously estimated decrease the accretable yield and usually result in a provision for loan losses and the establishment of an allowance for loan losses. As the accretable yield increases or decreases from changes in cash flow expectations, the offset is a decrease or increase to the nonaccretable difference. The accretable yield is measured at each financial reporting date based on information then currently available and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans.

        Under acquired impaired loan accounting, purchased loans are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when expected cash flows are reasonably estimable. Accordingly, acquired impaired loans that are contractually past due are still considered to be accruing and performing loans as long as there is an expectation that the estimated cash flows will be received. If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans.

  (h)    Impaired Loans and Allowances for Credit Losses

        Impaired loans.    A loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans include loans on nonaccrual status and performing restructured loans. Income from loans on nonaccrual status is recognized to the extent cash is received and when the loan's principal balance is deemed collectible. Depending on a particular loan's circumstances, we measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral less estimated costs to sell if the loan is collateral-dependent. The impairment amount on a collateral-dependent loan is charged-off to the allowance and the impairment amount on a loan that is not collateral-dependent is set up as a specific reserve.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Troubled Debt Restructurings.    A loan is classified as a troubled debt restructuring when we grant a concession to a borrower experiencing financial difficulties. These concessions may include a reduction of the interest rate, principal or accrued interest, extension of the maturity date or other actions intended to minimize potential losses. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the loan is modified may be excluded from restructured loan disclosures in years subsequent to the restructuring if the loans are in compliance with their modified terms. A loan that has been placed on nonaccrual that is subsequently restructured will usually remain on nonaccrual status until the borrower is able to demonstrate repayment performance in compliance with the restructured terms for a sustained period, typically for six months. A restructured loan may return to accrual status sooner based on other significant events or mitigating circumstances. A loan that has not been placed on nonaccrual may be restructured and such loan may remain on accrual status after such restructuring. In these circumstances, the borrower has made payments before and after the restructuring. Generally, this restructuring involves a reduction in the loan interest rate and/or a change to interest-only payments for a period of time. The restructured loan is considered impaired despite the accrual status and a specific reserve is calculated based on the present value of expected cash flows discounted at the loan's effective interest rate.

        Allowance for Credit Losses on Non-Covered Loans.    The allowance for loan losses on non-covered loans and the reserve for unfunded loan commitments when combined are referred to as the allowance for credit losses. The allowance for credit losses on non-covered loans relates only to loans which are not subject to FDIC loss sharing agreements. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities. The following discussion is for non-covered loans and the allowance for credit losses thereon. Refer to "Allowance for Credit Losses on Covered Loans" for the policy on covered loans.

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

        Specifically, our allowance methodology contains three key elements: (i) amounts based on specific evaluations of impaired loans; (ii) amounts of estimated losses on several pools of loans categorized by risk rating and loan type; and (iii) amounts for environmental and general economic factors that indicate probable losses were incurred but were not captured through the other elements of our allowance process.

        Impaired loans are identified at each reporting date based on certain criteria and such loans over $250,000 are individually reviewed for impairment. A loan is considered impaired when it is probable

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan agreement. We measure impairment of a loan based upon the fair value of the loan's collateral if the loan is collateral dependent or the present value of cash flows, discounted at the loan's effective interest rate, if the loan is not collateral-dependent. The impairment amount on a collateral-dependent loan is charged-off to the allowance and the impairment amount on a loan that is not collateral-dependent is set up as a specific reserve. Increased charge-offs generally result in increased provisions for credit losses.

        Our loan portfolio, excluding impaired loans which are evaluated individually, is categorized into several pools for purposes of determining allowance amounts by loan pool. The loan pools we currently evaluate are: commercial real estate construction, residential real estate construction, SBA real estate, hospitality real estate, real estate other, commercial collateralized, commercial unsecured, SBA commercial, consumer, foreign, and asset-based. Within these loan pools, we then evaluate loans not adversely classified, which we refer to as "pass" credits, separately from adversely classified loans. The adversely classified loans are further grouped into three credit risk rating categories: "special mention," "substandard" and "doubtful," which we define as follows:

  •
  Special Mention: Loans classified as special mention have a potential weakness that requires management's attention. If not addressed, these potential weaknesses may result in further deterioration in the borrower's ability to repay the loan.

  •
  Substandard: Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the collection of the debt. They are characterized by the possibility that we will sustain some loss if the weaknesses are not corrected.

  •
  Doubtful: Loans classified as doubtful have all the weaknesses as those classified as Substandard, with the additional trait that the weaknesses make collection or repayment in full highly questionable and improbable.

        The allowance amounts for "pass" rated loans and those loans adversely classified, which are not reviewed individually, are determined using historical loss rates developed through migration analysis. The migration analysis is updated quarterly based on historic losses and movement of loans between ratings.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Allowance for Credit Losses on Covered Loans.    Covered loans are subject to our internal and external credit review. If and when credit deterioration occurs subsequent to the acquisition dates, a provision for credit losses for acquired impaired loans will be charged to earnings for the full amount without regard to the FDIC loss sharing agreements. The portion of the loss on covered loans reimbursable from the FDIC is recorded in noninterest income as "FDIC loss sharing income, net" and increases the FDIC loss sharing asset. The allowance for loan losses on acquired impaired loans is measured at each financial reporting period, or measurement date, based on expected cash flows. Decreases in expected cash flows on the acquired impaired loans as of the measurement date compared to previously estimated are usually recognized by recording a provision for credit losses on acquired impaired loans.

        Acquired loans not accounted for as impaired loans are subject to our allowance for credit losses methodology. Although we estimate the required allowance for credit losses similar to the methodology used for non-covered loans, we record a provision for such loan losses only when the reserve requirement exceeds any remaining credit discount on these covered loans.

  (i)    FDIC Loss Sharing Asset

        The FDIC loss sharing asset was measured at estimated fair value on the Los Padres and Affinity acquisition dates using expected future cash flows from the FDIC and a discount rate based on a long-term risk-free interest rate plus a premium. Under the terms of the Los Padres loss sharing agreement, the FDIC is obligated to reimburse the Bank for 80% of losses with respect to the covered assets. The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Bank 80% reimbursement under the loss sharing agreement. Under the terms of the Affinity loss sharing agreement with the FDIC, the FDIC will (a) absorb 80% of losses and receive 80% of loss recoveries on the first $234 million of losses on covered assets and (b) absorb 95% of

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

losses and receive 95% of loss recoveries on covered assets exceeding $234 million. An increase in the expected amount of losses on the covered assets will increase the loss sharing asset by a credit to FDIC loss sharing income, net. Recoveries on previous losses paid to us by the FDIC reduce the loss sharing asset by a charge to FDIC loss sharing income, net. Since the FDIC loss sharing asset was initially recorded at estimated fair value using a discount rate, a portion of the discount is recognized as FDIC loss sharing income in each reporting period.

  (j)    Land, Premises and Equipment

        Premises and equipment are stated at cost less accumulated depreciation and amortization. Land is not depreciated. Depreciation and amortization is charged to noninterest expense using the straight-line method over the estimated useful lives of the assets. The estimated useful lives of furniture, fixtures and equipment range from 3 to 10 years and for buildings up to 35 years. Leasehold improvements are amortized over their estimated useful lives, or the life of the lease, whichever is shorter.

  (k)    Other Real Estate Owned

        Non-covered OREO.    Other real estate owned, or OREO, is initially recorded at the estimated fair value of the property, based on current independent appraisals obtained at the time of acquisition, less estimated costs to sell, including senior obligations such as delinquent property taxes. The excess of the recorded loan balance over the estimated fair value of the property at the time of acquisition less estimated costs to sell is charged to the allowance for loan losses. Any subsequent write downs are charged to noninterest expense and recognized through an OREO valuation allowance. Subsequent increases in the fair value of the asset less selling costs reduce the OREO valuation allowance, but not below zero, and are credited to noninterest expense. Gains and losses on the sale of foreclosed properties and operating expenses of such assets are also included in noninterest expense.

        Covered OREO.    Covered OREO was initially recorded at its estimated fair value on the acquisition date based on independent appraisals less estimated selling costs. Any subsequent write downs due to declines in fair value are charged to noninterest expense with a partial offset to FDIC loss sharing income for the loss reimbursement under the FDIC loss sharing agreement. Any recoveries of previous write downs are credited to noninterest expense with a corresponding charge to FDIC loss sharing income, net for the portion of the recovery that is due to the FDIC.

  (l)    Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled and then established only for those items that are deemed to be realizable based on our judgment. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in earnings in the period that includes the enactment date. Any interest or penalties assessed by the taxing authorities is classified in the financial statements as income tax expense. Deferred tax assets are included in other assets on the consolidated balance sheets.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        On a quarterly basis, the Company evaluates its deferred tax assets to assess whether they are expected to be realized in the future. This determination is based on currently available facts and circumstances, including our current and projected future tax position, the historical level of our taxable income, and estimates of our future taxable income. In most cases, the realization of deferred tax assets is based on our future profitability. To the extent our deferred tax assets are no longer considered more likely than not to be realized, we could be required to record a valuation allowance on our deferred tax assets by charging earnings.

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

        Intangible assets with estimable useful lives are amortized over such useful lives to their estimated residual values. Core deposit intangible assets, which we refer to as CDI, and customer relationship intangible assets, which we refer to as CRI, are recognized apart from goodwill at the time of acquisition based on market valuations prepared by independent third parties. In preparing such valuations, the third parties consider variables such as deposit servicing costs, attrition rates, and market discount rates. CDI assets are amortized to expense over their useful lives, which we have estimated to range from 7 to 10 years. CRI assets are amortized to expense over their useful lives, which we have estimated to range from 4 to 5 years. Both CDI and CRI are reviewed for impairment quarterly or earlier if events or changes in circumstances indicate that their carrying values may not be recoverable. If the recoverable amount of either CDI or CRI is determined to be less than its carrying value, we would then measure the amount of impairment based on an estimate of the intangible asset's fair value at that time. If the fair value is below the carrying value, the intangible asset is reduced to such fair value and the impairment is recognized as noninterest expense in the financial statements.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

included as a net reduction to stockholders' equity. Dividends paid on unvested restricted stock not expected to vest are charged to compensation expense.

  (o) Business Segments

        We have determined that we have one reportable business segment, banking operations.

  (p) Comprehensive Income

        Comprehensive income consists of net earnings and net unrealized gains (losses) on securities available-for-sale, net and is presented in the consolidated statements of stockholders' equity and comprehensive income. The components of comprehensive income are presented in Note 21.

  (q) Earnings Per Share

        On January 1, 2009, The Earnings per Share topic of the Codification under the section regarding Special Issues Affecting Basic and Diluted EPS (ASC 260-10-45) became effective for us. This pronouncement clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities and are included in the two-class method of determining basic and diluted earnings per share. All of our unvested restricted stock participates with our common stockholders in dividends. While application of the new standard had no effect on the reported amounts of net (loss) earnings for 2008, it resulted in a reduction of net earnings available to common stockholders and therefore lowered earnings per share when compared to the previous requirements. The new standard's effect on the net diluted loss per share for 2008 was an increase of $0.02 to $26.81 from $26.79.

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

  (s) Recently Issued or Adopted Accounting Standards

        FASB ASC 810 Consolidation ("ASC 810") became effective for us on January 1, 2010, and was amended to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity's involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity's financial statements. The new authoritative accounting guidance under ASC 810 was effective January 1, 2010 and did not have an impact on our financial statements.

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

        In April 2010, the FASB issued ASU 2010-18, "Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset." ASU 2010-18 requires that a modified loan in a pool of purchased credit-impaired loans remain in the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. A one-time election to terminate accounting for loans in a pool, which may be made on a pool-by-pool basis, is provided upon adoption of ASU 2010-18. This ASU is effective for modifications of loans accounted for within pools under ASC Subtopic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality," occurring in the first interim and annual reporting period ending on or after July 15, 2010. ASU 2010-18 is to be applied prospectively, but early application was permitted. We adopted the provisions of this ASU effective September 30, 2010; such adoption had no material effect on our financial statements.

        In July 2010, the FASB issued ASU 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses." ASU 2010-20 requires additional information about credit risk exposure for financing receivables and the related allowance for loan losses including an allowance rollforward on a portfolio segment basis, the recorded investment in financing receivables on a portfolio segment basis, the nonaccrual status of financing receivables by class, impaired financing receivables by class, aging of past due receivables by class, credit quality indicators by class, troubled

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

debt restructurings information by class, and significant purchases and sales of financing receivables. ASU 2010-20 defines portfolio segment as the level at which an entity develops and documents a systematic method for determining its allowance for loan losses. Classes of financing receivables generally are a disaggregation of portfolio segments. The period end reporting requirements of ASU 2010-20 became effective for us on December 31, 2010. ASU 2010-20 disclosures that relate to activity during a reporting period will be required for us for interim and annual reporting periods beginning after December 15, 2010. ASU 2011-01, "Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20," temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of a proposed accounting standards update related to troubled debt restructurings, which is currently expected to be effective for reporting periods ending after June 15, 2011. Adoption of the ASU 2010-20 disclosure requirements did not have a material impact on our financial statements.

        ASU No. 2010-29, "Disclosure of Supplementary Pro Forma Information for Business Combinations," provides clarification regarding the acquisition date that should be used for reporting the pro forma financial information disclosures required by Topic 805 when comparative financial statements are presented. ASU 2010-29 also requires entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. ASU 2010-29 is effective for the Company prospectively for business combinations occurring after December 31, 2010.

NOTE 2—RESTRICTED CASH BALANCES

        The Company is required to maintain reserve balances with the Federal Reserve Bank, or FRB. Such reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand. The average reserves required to be held at the FRB for the years ended December 31, 2010 and 2009 were $1.2 million and $2.2 million.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 3—ACQUISITIONS

        We completed the following acquisitions during the time period of January 1, 2008 to December 31, 2010, using the acquisition method of accounting, and, accordingly, the operating results of the acquired entities have been included in our consolidated financial statements from their respective dates of acquisition.

	Acquisition and Date Acquired
	Los Padres Bank	Affinity Bank	Security Pacific Bank Deposits
	August 2010	August 2009	November 2008
	(In thousands)
Assets Acquired:
Cash and cash equivalents	$26,615	$1,471	$15,649
Interest-earning deposits in other banks	751	163,047	5,392
Cash received from the FDIC	144,000	87,161	379,485
Investments:
Covered by loss-sharing	—	55,271	—
Not covered by loss-sharing	44,251	120,130	3,040
Loans:
Covered by loss-sharing	436,291	675,616	—
Not covered by loss-sharing	828	—	31,103
Other real estate owned covered by loss-sharing	33,913	22,897	—
Goodwill	47,301	—	—
Core deposit intangible assets	2,189	2,812	5,757
FDIC loss sharing asset	71,204	107,718	—
Other assets	16,740	9,282	554

Total assets acquired	$824,083	$1,245,405	$440,980

Liabilities Assumed:
Noninterest-bearing deposits	$(33,722)	$(6,244)	$(34,621)
Interest-bearing deposits	(718,463)	(861,932)	(392,910)
Borrowings	(70,013)	(289,492)	—
Securities sold under repurchase agreements	—	(16,310)	—
Accrued interest payable and other liabilities	(1,885)	(32,573)	(13,449)

Total liabilities assumed	$(824,083)	$(1,206,551)	$(440,980)

Net assets acquired	$—	$38,854	$—

Deposit premium paid	$3,393	$—	$5,051

  Federally Assisted Acquisition of Los Padres Bank

        On August 20, 2010, we acquired certain assets of Los Padres Bank, including all loans, and assumed substantially all of its liabilities, including all deposits, from the Federal Deposit Insurance Corporation ("FDIC") in an FDIC-assisted acquisition, which we refer to as the Los Padres acquisition.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 3—ACQUISITIONS (Continued)

We entered into a loss sharing agreement with the FDIC, whereby the FDIC agreed to cover a substantial portion of any future losses on acquired loans, with the exception of consumer loans, and other real estate owned. We refer to the acquired assets subject to the loss sharing agreement collectively as "covered assets." Under the terms of such loss sharing agreement, the FDIC is obligated to reimburse the Bank for 80% of losses with respect to the covered assets. The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Bank 80% reimbursement under the loss sharing agreement. The loss sharing arrangement for single family covered assets and commercial (non-single family) covered assets is in effect for 10 years and 5 years, respectively, from the August 20, 2010 acquisition date, and the loss recovery provisions are in effect for 10 years and 8 years, respectively, from the acquisition date.

        Los Padres was a federally chartered savings bank headquartered in Solvang, California that operated 14 branches, including 11 branches in California (three in Ventura County, four in Santa Barbara County, and four in San Luis Obispo County) and three branches in Arizona (Maricopa County). After office consolidations in February 2011, there are nine remaining former Los Padres offices with eight in California and one in Arizona. We made this acquisition to expand our presence in the Central Coast of California.

        The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the August 20, 2010 acquisition date. Such fair values are preliminary estimates and are subject to adjustment for up to one-year after the acquisition date. The application of the acquisition method of accounting resulted in goodwill of $47.3 million. Such goodwill includes $9.5 million related to the FDIC's settlement accounting for a wholly-owned subsidiary of Los Padres. We disagree with the FDIC's accounting for this item and are in process of negotiating with the FDIC to resolve this matter. Should we be successful in our negotiations, goodwill would be reduced by a cash payment to us from the FDIC of $9.5 million. No assurance can be given, however, that we will be successful in our efforts.

  Federally Assisted Acquisition of Affinity Bank

        On August 28, 2009, Pacific Western Bank acquired certain assets and assumed certain liabilities of Affinity Bank from the FDIC in an FDIC-assisted acquisition. We entered into a loss sharing agreement with the FDIC, whereby the FDIC agreed to cover a substantial portion of any future losses on acquired loans, other real estate owned and certain investment securities. We refer to the acquired assets subject to the loss sharing agreement collectively as "covered assets." Under the terms of such loss sharing agreement, the FDIC will absorb 80% of losses and receive 80% of loss recoveries on the first $234 million of losses on covered assets and absorb 95% of losses and receive 95% of loss recoveries on covered assets exceeding $234 million. The loss sharing agreement is in effect for 5 years for commercial assets (non-residential loans, OREO and certain securities) and 10 years for residential loans from the August 28, 2009 acquisition date. The loss recovery provisions are in effect for 8 years for commercial assets and 10 years for residential loans from the acquisition date. Affinity was a full service commercial bank headquartered in Ventura, California that operated 10 branch locations in California. We made this acquisition to expand our presence in California.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 3—ACQUISITIONS (Continued)

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

  Acquisition-related charges

        All of the acquisitions consummated after December 31, 2000 were completed using the acquisition method of accounting. For those acquisitions completed prior to January 1, 2009, we recorded the estimated merger-related charges associated with each acquisition as a liability at closing when the related purchase price was allocated. For each acquisition, we developed an integration plan for the Company that addressed, among other things, requirements for staffing, systems platforms, branch locations and other facilities. The remaining merger-related liability totaled $981,000 at December 31, 2010 and represented the estimated lease payments, net of estimated sublease income, for the remaining life of leases for abandoned space. For acquisitions completed after January 1, 2009, acquisition-related costs, such as legal, accounting, valuation and other professional fees, necessary to effect a business combination, are charged to earnings in the periods in which the costs are incurred. We incurred and charged to expense approximately $900,000 and $600,000 of such costs in 2010 and 2009, respectively.

  Unaudited Pro Forma Results of Operations

        The following table presents our unaudited pro forma results of operations for the periods presented as if the Los Padres acquisition had been completed on January 1, 2009 and the Affinity acquisition had been completed on January 1, 2008. The unaudited pro forma results of operations include the historical accounts of the Company and Affinity and pro forma adjustments as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of our future operating results or operating results that would have occurred had the Los Padres acquisition been completed at the beginning of 2009 and the Affinity acquisition completed at the beginning of 2008. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 3—ACQUISITIONS (Continued)

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Pro forma revenues (net interest income plus noninterest income)	$312,477	$336,341	$357,424
Pro forma net loss	$(64,000)	$(78,390)	$(688,701)
Pro forma net loss per share:
Basic	$(1.82)	$(2.47)	$(25.37)
Diluted	$(1.82)	$(2.47)	$(25.37)

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

        In connection with the Los Padres acquisition on August 20, 2010, we recorded goodwill of $47.3 million, all of which is deductible for tax purposes. In 2008, we determined that all of our then existing goodwill was impaired and we recorded a $761.7 million charge to write it off.

        The following table presents the changes in the carrying amount of goodwill:

Goodwill
(In thousands)
Balance, January 1, 2008	$761,990
Adjustments related to prior acquisitions	(289)
Write-offs	(761,701)

Balance, December 31, 2008 and 2009	—
Addition from the Los Padres acquisition	47,301

Balance, December 31, 2010	$47,301

        Our intangible assets with definite lives are core deposit and customer relationship intangibles. These intangibles are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or loan customers acquired. The weighted average amortization period remaining for our core deposit and customer relationship intangibles is 2.6 years. The estimated aggregate amortization expense related to these intangible assets for each of the next five years is $8.4 million, $6.1 million, $4.5 million, $2.9 million and $2.7 million.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The following table presents the changes in the gross amounts of core deposit intangibles, or CDI, and customer relationship intangibles, or CRI, and the related accumulated amortization for the years indicated:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Gross amount of CDI and CRI:
Balance, beginning of year	$75,911	$76,562	$70,805
Adjustment to Security Pacific Bank CDI	—	109	—
Additions due to acquisitions	2,189	2,812	5,757
Fully amortized	(1,781)	(3,572)	—

Balance, end of year	76,319	75,911	76,562

Accumulated amortization:
Balance, beginning of year	(42,615)	(36,640)	(27,020)
Amortization	(9,642)	(9,547)	(9,620)
Fully amortized	1,781	3,572	—

Balance, end of year	(50,476)	(42,615)	(36,640)

Net CDI and CRI, end of year	$25,843	$33,296	$39,922

NOTE 5—INVESTMENT SECURITIES

  Securities Available-for-Sale

        The amortized cost, gross unrealized gains and losses, and fair value of securities available-for-sale as of December 31, 2010 and 2009 are presented in the tables below. Other securities include an investment in overnight money market funds at a financial institution.

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Government-sponsored entity debt securities	$10,014	$15	$—	$10,029
Municipal securities	7,437	129	—	7,566
Residental mortgage-backed securities:
Government and government-sponsored entity pass through securities	754,149	9,282	(7,366)	756,065
Government and government-sponsored entity collateralized mortgage obligations	47,416	565	(352)	47,629
Covered private label collateralized mortgage obligations	45,867	6,653	(2,083)	50,437
Other securities	2,290	—	—	2,290

Total securities available-for-sale	$867,173	$16,644	$(9,801)	$874,016

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 5—INVESTMENT SECURITIES (Continued)

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

        During 2010, we purchased $627.9 million of government-sponsored entity pass through securities utilizing our excess liquidity. During 2009, in connection with the August 28, 2009 Affinity acquisition, we acquired $158.8 million of investment securities. Such acquired securities included $55.3 million of "private label" collateralized mortgage obligations ("CMOs") which are covered by the FDIC loss sharing agreement. The remaining securities acquired in the Affinity acquisition were predominantly government or government-sponsored entity CMOs.

        At December 31, 2010, the fair value of debt securities and mortgage-backed securities issued by the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac") was approximately $724.2 million. We do not own any equity securities issued by Fannie Mae or Freddie Mac. There were no sales of securities in 2010 and 2009. We sold $16.5 million of Fannie Mae and Freddie Mac debt securities at a gain of $81,000 during 2008. As of December 31, 2010 and 2009, securities available-for-sale with a carrying value of $140.7 million and $176.7 million were pledged as security for borrowings, public deposits and other purposes as required by various statutes and agreements.

        Market valuations of our investment securities are provided by an independent third party. The fair values are determined by using several sources for valuing fixed income securities. Their techniques include pricing models that vary based on the type of asset being valued and incorporate available trade, bid and other market information. In accordance with the hierarchy established in ASC Topic 820, the market valuation sources include observable market inputs for the majority of our securities and are therefore considered Level 2 inputs for purposes of determining the fair values. The valuation techniques for the covered private label CMOs are considered Level 3. See Note 13 for information on fair value measurements and methodology.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 5—INVESTMENT SECURITIES (Continued)

        The following table presents the estimated fair values and the gross unrealized loss on securities by length of time the securities that the securities were in an unrealized loss position at the dates indicated:

	December 31, 2010						December 31, 2009
	Less than 12 months		12 months or longer		Total		Less than 12 months
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
Government-sponsored entity debt securities	$—	$—	$—	$—	$—	$—	$35,626	$(319)
Residental mortgage-backed securities:
Government and government-sponsored entity pass through securities	321,537	(7,366)	—	—	321,537	(7,366)	113,621	(840)
Government and government-sponsored entity collateralized mortgage obligations	15,690	(327)	1,553	(25)	17,243	(352)	64,661	(2,702)
Covered private label collateralized mortgage obligations	1,579	(472)	4,980	(1,611)	6,559	(2,083)	30,511	(1,555)

Total	$338,806	$(8,165)	$6,533	$(1,636)	$345,339	$(9,801)	$244,419	$(5,416)

        We reviewed the securities that were in a continuous loss position less than 12 months and longer than 12 months at December 31, 2010, and concluded that their losses were a result of the level of market interest rates relative to the types of securities and not a result of the underlying issuers' abilities to repay. Accordingly, we determined that the securities were temporarily impaired. Additionally, as we have the ability to hold these securities until their fair values recover to their costs and will not likely sell them, we did not recognize the temporary impairment in the consolidated statements of earnings (loss).

        During 2010, we determined that one covered private label collateralized mortgage obligation security was fully impaired due to deteriorating cash flows and significant delinquency of the underlying loan collateral and recorded an other-than-temporary impairment loss of $874,000 in the consolidated statement of earnings (loss). This loss was offset by FDIC loss sharing income of $699,000, which represented the FDIC's 80% share of the loss.

        Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 5—INVESTMENT SECURITIES (Continued)

        The contractual maturity distribution of our securities available-for-sale portfolio based on amortized cost and fair value is shown as of the date below:

	December 31, 2010
	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$4,726	$4,759
Due after one year through five years	20,211	20,700
Due after five years through ten years	45,646	46,664
Due after ten years	796,590	801,893

Total securities available-for-sale	$867,173	$874,016

  FHLB Stock

        At December 31, 2010, the Company had a $55.0 million investment in Federal Home Loan Bank of San Francisco ("FHLB") stock carried at cost. In January 2009, the FHLB announced that it suspended excess FHLB stock redemptions and dividend payments. Since this announcement, the FHLB has declared and paid five cash dividends, though at rates less than that paid in the past, and repurchased $6.0 million of our excess stock. We evaluated the carrying value of our FHLB stock investment at December 31, 2010 and determined that it was not impaired. Our evaluation considered the long-term nature of the investment, the liquidity position of the FHLB, the actions being taken by the FHLB to address its regulatory situation, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

NOTE 6—LOANS

  Non-Covered Loans

        When we refer to non-covered loans we are referring to loans not covered by our FDIC loss sharing agreements.

        The Company funds commercial, real estate and consumer loans to customers in the regions the Bank serves, which are mainly in Southern California. We have non-covered foreign loans which are primarily to individuals and entities located in Mexico. All of our non-covered foreign loans are denominated in U.S. dollars and the majority is collateralized by assets located in the United States or guaranteed or insured by businesses located in the United States. As of December 31, 2010 and 2009, non-covered foreign loan balances totaled $22.6 million and $36.2 million, respectively.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—LOANS (Continued)

        The following table presents the composition of non-covered loans as of the dates indicated:

	December 31,
Loan Category	2010	2009
	(In thousands)
Real estate mortgage	$2,274,733	$2,423,712
Commercial	663,557	781,003
Real estate construction	179,479	440,286
Consumer	25,058	32,138
Foreign	22,608	36,243

Total gross non-covered loans	3,165,435	3,713,382
Less:
Unearned income	(4,380)	(5,999)
Allowance for loan losses	(98,653)	(118,717)

Total net non-covered loans	$3,062,402	$3,588,666

        The following table presents a summary of the activity in the allowance for credit losses on non-covered loans for the years indicated:

	Components
			Total Allowance for Credit Losses
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments
	(In thousands)
Balance, January 1, 2008	$52,557	$8,471	$61,028
Loans charged-off(1)	(39,575)	—	(39,575)
Recoveries on loans charged-off	1,537	—	1,537
Provision	49,000	(3,200)	45,800

Balance, December 31, 2008	$63,519	$5,271	$68,790
Loans charged-off	(88,119)	—	(88,119)
Recoveries on loans charged-off	1,707	—	1,707
Provision	141,610	290	141,900

Balance, December 31, 2009	$118,717	$5,561	$124,278
Loans charged-off(1)	(203,222)	—	(203,222)
Recoveries on loans charged-off	4,280	—	4,280
Provision	178,878	114	178,992

Balance, December 31, 2010	$98,653	$5,675	$104,328

(1)
Charge-offs related to loans sold were $16.2 million in 2008 and $144.6 million in 2010.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—LOANS (Continued)

        The following table presents a summary of the activity in the allowance for loan losses on non-covered loans by portfolio segment for the year indicated:

	Year Ended December 31, 2010
	Real Estate Mortgage	Real Estate Construction	Commercial	Consumer	Foreign	Total
	(In thousands)
Allowance for Loan Losses on Non-Covered Loans:
Beginning balance	$58,241	$39,934	$17,710	$2,021	$811	$118,717
Charge-offs	(117,029)	(63,590)	(18,548)	(3,749)	(306)	(203,222)
Recoveries	1,222	708	1,652	565	133	4,280
Provision	109,223	31,714	32,415	5,815	(289)	178,878

Ending balance	$51,657	$8,766	$33,229	$4,652	$349	$98,653

The ending balance is composed of amounts applicable to loans:
Individually evaluated for impairment	$3,893	$1,125	$8,911	$1,049	$—	$14,978

Collectively evaluated for impairment	$47,764	$7,641	$24,318	$3,603	$349	$83,675

Non-Covered Loan Balances:
Ending balance	$2,274,733	$179,479	$663,557	$25,058	$22,608	$3,165,435

The ending balance is composed of loans:
Individually evaluated for impairment	$94,171	$47,350	$39,820	$1,951	$163	$183,455

Collectively evaluated for impairment	$2,180,562	$132,129	$623,737	$23,107	$22,445	$2,981,980

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—LOANS (Continued)

        The following table presents the credit risk rating categories for non-covered loans by portfolio segment and class as of the date indicated. Nonclassified loans are those with a credit risk rating of either pass or special mention, while classified loans are those with a credit risk rating of either substandard or doubtful.

	December 31, 2010
	Nonclassified	Classified	Total
	(In thousands)
Commercial:
Collateralized	$342,607	$15,820	$358,427
Unsecured	119,326	10,417	129,743
Asset-based	141,813	1,354	143,167
SBA 7(a)	29,557	2,663	32,220

Total commercial	633,303	30,254	663,557

Real estate construction:
Residential	39,644	25,399	65,043
Commercial	82,291	32,145	114,436

Total real estate construction	121,935	57,544	179,479

Real estate mortgage:
Hospitality	137,952	18,700	156,652
SBA 504	55,774	13,513	69,287
Other	1,956,905	91,889	2,048,794

Total real estate mortgage	2,150,631	124,102	2,274,733

Consumer	22,949	2,109	25,058
Foreign	22,608	—	22,608

Total non-covered loans	$2,951,426	$214,009	$3,165,435

        Our federal and state banking regulators, as an integral part of their examination process, periodically review the Company's loan risk rating classifications. Our regulators may require the Company to recognize rating downgrades based on their judgments related to information available to them at the time of their examinations. Risk rating downgrades generally result in higher allowances for credit losses.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—LOANS (Continued)

        The following table presents an aging analysis of our non-covered loans by portfolio segment and class as of the date indicated:

	December 31, 2010
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Commercial:
Collateralized	$725	$883	$1,457	$3,065	$355,362	$358,427
Unsecured	—	5,966	600	6,566	123,177	129,743
Asset-based	—	—	—	—	143,167	143,167
SBA 7(a)	1,254	494	751	2,499	29,721	32,220

Total commercial	1,979	7,343	2,808	12,130	651,427	663,557

Real estate construction:
Residential	—	—	24,004	24,004	41,039	65,043
Commercial	—	667	2,145	2,812	111,624	114,436

Total real estate construction	—	667	26,149	26,816	152,663	179,479

Real estate mortgage:
Hospitality	—	—	—	—	156,652	156,652
SBA 504	799	462	6,235	7,496	61,791	69,287
Other	426	2,566	13,936	16,928	2,031,866	2,048,794

Total real estate mortgage	1,225	3,028	20,171	24,424	2,250,309	2,274,733

Consumer	407	1,048	—	1,455	23,603	25,058
Foreign	—	—	163	163	22,445	22,608

Total non-covered loans	$3,611	$12,086	$49,291	$64,988	$3,100,447	$3,165,435

        At December 31, 2010, the Company had no loans that were greater than 90 days past due and still accruing interest. It is the Company's policy to discontinue accruing interest when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to collectibility in the normal course of business. At December 31, 2010, we had $12.0 million of loans 30 to 89 days past due and $32.9 million of current loans that were on nonaccrual status based on management's judgment about the collectibility of such loans.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—LOANS (Continued)

        The following table presents our nonaccrual and performing non-covered loans by portfolio segment and class as of the date indicated:

	December 31, 2010
	Nonaccrual	Performing	Total
	(In thousands)
Commercial:
Collateralized	$6,241	$352,186	$358,427
Unsecured	9,104	120,639	129,743
Asset-based	15	143,152	143,167
SBA 7(a)	6,518	25,702	32,220

Total commercial	21,878	641,679	663,557

Real estate construction:
Residential	24,004	41,039	65,043
Commercial	5,238	109,198	114,436

Total real estate construction	29,242	150,237	179,479

Real estate mortgage:
Hospitality	4,151	152,501	156,652
SBA 504	9,346	59,941	69,287
Other	27,452	2,021,342	2,048,794

Total real estate mortgage	40,949	2,233,784	2,274,733

Consumer	1,951	23,107	25,058
Foreign	163	22,445	22,608

Total non-covered loans	$94,183	$3,071,252	$3,165,435

        Non-covered impaired loans include loans that are designated as nonaccrual or restructured and are summarized in the following table as of the dates indicated:

	December 31,
	2010	2009
	(In thousands)
Nonaccrual restructured loans	$36,262	$88,274
Other nonaccrual loans	57,921	151,893

Total non-covered nonaccrual loans	94,183	240,167
Performing restructured loans	89,272	181,454

Total non-covered impaired loans	$183,455	$421,621

        We have commitments in the amount of $23,000 to lend on nonaccrual loans but are under no obligation to honor such commitment as long as the loan is on nonaccrual. We have commitments in the amount of $60,000 to lend on performing restructured loans.

        During 2010, non-covered nonaccrual loans declined by $146.0 million, to $94.2 million, and non-covered performing restructured loans decreased by $92.2 million, to $89.3 million at December 31,

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—LOANS (Continued)

2010. The drop in nonaccrual loans and performing restructured loans was attributable primarily to $398.5 million of non-covered classified loans sold in 2010, of which $128.1 million were nonaccrual loans and $148.8 million were performing restructured loans.

        At December 31, 2010, we had $89.3 million in loans that were accruing interest under the terms of troubled debt restructurings. This amount consisted of $69.7 million in real estate mortgage loans, $18.1 million in real estate construction loans, and $1.5 million in commercial loans. The majority of our loan restructurings relates to commercial real estate lending and involves lowering the interest rate and/or a change to interest-only payments for a period of time. In these cases, we do not typically forgive principal or extend the maturity date as part of the loan modification.

        The majority of the performing restructured loans were on accrual status prior to the loan modifications and have remained on accrual status after the loan modifications due to the borrowers making payments before and after the restructurings. In these circumstances, generally, a borrower may have had a fixed rate loan that they continued to repay, but may be having cash flow difficulties. In an effort to work with certain borrowers, we have agreed to interest rate reductions to reflect the lower market interest rate environment and/or interest-only payments for a period of time. As a result of the current economic environment in our market areas, we anticipate loan restructurings to continue during 2011.

        The following table summarizes our non-covered nonaccrual and performing impaired loans:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Nonaccrual loans:
Average balance	$66,070	$165,445	$58,165
Interest income recorded	1,775	7,967	4,478
Interest income foregone	4,130	7,262	2,201
Performing impaired loans:
Average balance	48,561	69,249	1,897
Interest income recorded	5,081	10,599	1,076

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—LOANS (Continued)

        The Company measures its impaired loans by using the estimated fair value of the collateral, less estimated costs to sell, including senior obligations such as delinquent property taxes, if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan's effective interest rate if the loan is not collateral-dependent. The Company recognizes income from non-covered impaired loans on an accrual basis unless the loan is on nonaccrual status. Income from loans on nonaccrual status is recognized to the extent cash is received and the loan's principal balance is deemed collectible. For the years ended December 31, 2010, 2009, and 2008 no interest income was recorded on non-covered impaired loans during the time such loans were on nonaccrual status.

        The following table summarizes non-covered impaired loans and any related impairment allowance as of the dates indicated:

	December 31,
	2010		2009
	Recorded Investment	Impairment Allowance	Recorded Investment	Impairment Allowance
	(In thousands)
With impairment allowance:
Real estate loans	$139,528	$5,018	$220,055	$28,330
Other loans	34,907	9,960	14,496	2,094
Without impairment allowance:
Real estate loans	1,993	—	144,547	—
Other loans	7,027	—	42,523	—

Total	$183,455	$14,978	$421,621	$30,424

        The recorded investment in a loan reflects the contractual amount due from the borrower reduced by charge-offs and any participation amount sold to a third party. The Company's policy is to charge-off to the allowance the impairment amount on a collateral-dependent loan and to set up as a specific reserve the impairment amount on a loan that is not collateral-dependent.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—LOANS (Continued)

        The following table presents information regarding our non-covered impaired loans by portfolio segment and class as of the date indicated:

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$15,081	$15,138	$564
SBA 504	9,346	12,500	280
Other	67,923	74,884	3,049
Real estate construction:
Residential	30,965	35,152	673
Other	16,213	18,130	452

Total real estate	139,528	155,804	5,018

Commercial:
Collateralized	20,038	20,270	1,174
Unsecured	9,427	9,512	7,696
SBA 7(a)	4,081	4,786	41
Consumer	1,361	1,372	1,049

Total other	34,907	35,940	9,960

With No Related Allowance Recorded:
Real estate mortgage:
Hospitality	$667	$667	$—
Other	1,154	1,650	—
Real estate construction:
Residential	12	12	—
Other	160	174	—

Total real estate	1,993	2,503	—

Commercial:
Collateralized	2,673	2,761	—
Unsecured	157	169	—
Asset-based	15	15	—
SBA 7(a)	3,429	4,576	—
Consumer	590	631	—
Foreign	163	238	—

Total other	7,027	8,390	—

Total:
Real estate mortgage	$94,171	$104,839	$3,893
Real estate construction	47,350	53,468	1,125
Commercial	39,820	42,089	8,911
Consumer	1,951	2,003	1,049
Foreign	163	238	—

Total non-covered loans	$183,455	$202,637	$14,978

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—LOANS (Continued)

  Covered Loans

        We refer to the loans acquired in the Los Padres and Affinity acquisitions subject to loss sharing agreements with the FDIC as "covered loans" as we will be reimbursed for a substantial portion of any future losses on them under the terms of the agreements. At the August 20, 2010 Los Padres acquisition date and the August 28, 2009 Affinity acquisition date, we estimated the fair values of the Los Padres and Affinity covered loans to be $436.3 million and $675.6 million, respectively. Fair value of acquired loans is determined using a discounted cash flow model using assumptions about the amount and timing of principal and interest payments, estimated prepayments, estimated default rates, estimated loss severity in the event of defaults, and current market rates. Estimated credit losses are included in the determination of fair value; therefore, an allowance for loan losses is not recorded on the acquisition date.

        The following table reflects the carrying values of covered loans as of the dates indicated:

	December 31,
Loan Category	2010	2009
	(In thousands)
Multi-family	$417,277	$263,944
Commercial real estate	342,642	311,298
Single family	151,874	17,078
Construction and land	91,740	121,735
Commercial and industrial	40,013	21,340
Home equity lines of credit	8,248	6,565
Consumer	947	575

Total gross covered loans	1,052,741	742,535
Less: discount	(110,901)	(102,849)

Covered loans, net of discount	941,840	639,686
Less: allowance for loan losses	(33,264)	(18,000)

Covered loans, net	$908,576	$621,686

        The undiscounted contractual cash flows, undiscounted cash flows expected to be collected, and the estimated fair value of the Los Padres covered acquired impaired loan portfolio as of the acquisition date were $694.5 million, $549.8 million, and $405.6 million, respectively.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—LOANS (Continued)

        The following table summarizes the changes in the carrying amount of covered acquired impaired loans and accretable yield on those loans for the periods indicated:

	Covered Acquired Impaired Loans
	Carrying Amount	Accretable Yield
	(In thousands)
Balance, January 1, 2009	$—	$—
Addition from the Affinity acquisition	675,616	(248,174)
Accretion	17,622	17,622
Payments received	(53,552)	—
Decrease in expected cash flows	—	4,106
Provision for credit losses	(18,000)	—

Balance, December 31, 2009	621,686	(226,446)
Addition from the Los Padres acquisition	405,619	(144,168)
Accretion	52,539	52,539
Payments received	(161,312)	—
Decrease in expected cash flows	—	27,410
Provision for credit losses	(39,046)	—

Balance, December 31, 2010	$879,486	$(290,665)

        The table above excludes the covered loans from the Los Padres acquisition which are accounted for as non-impaired loans and total $29.1 million at December 31, 2010.

        The following table presents changes in our allowance for credit losses on covered loans for the years indicated:

	Year Ended December 31,
	2010	2009
	(In thousands)
Allowance for credit losses on covered loans, beginning of year	$18,000	$—
Provision	39,046	18,000
Charge-offs, net	(23,782)	—

Allowance for credit losses on covered loans, end of year	$33,264	$18,000

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—LOANS (Continued)

        The following table presents the credit risk rating categories for covered loans by portfolio segment as of the date indicated. Nonclassified loans are those with a credit risk rating of either pass or special mention, while classified loans are those with a credit risk rating of either substandard or doubtful. It should be noted, however, that these loans are covered by loss sharing agreements with the FDIC.

	December 31, 2010
	Nonclassified	Classified	Total
	(In thousands)
Real estate mortgage	$622,837	$180,944	$803,781
Real estate construction	21,370	51,729	73,099
Commercial	14,630	16,219	30,849
Consumer	722	125	847

Total covered loans	$659,559	$249,017	$908,576

        Our federal and state banking regulators, as an integral part of their examination process, periodically review the Company's loan classifications. Our regulators may require the Company to recognize rating downgrades based on their judgments related to information available to them at the time of their examinations.

NOTE 7—OTHER REAL ESTATE OWNED (OREO)

        The following tables summarize OREO by property type at the dates indicated:

	December 31, 2010
Property Type	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
Commercial real estate	$18,205	$21,658	$39,863
Construction and land development	4,650	19,205	23,855
Multi-family	—	10,393	10,393
Single family residence	2,743	4,560	7,303

Total OREO, net	$25,598	$55,816	$81,414

	December 31, 2009
Property Type	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
Commercial real estate	$28,478	$9,728	$38,206
Construction and land development	7,514	14,537	22,051
Single family residence	7,263	3,423	10,686

Total OREO, net	$43,255	$27,688	$70,943

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 7—OTHER REAL ESTATE OWNED (OREO) (Continued)

        The following table presents a rollforward of OREO, net of the valuation allowance, for the years indicated (there was no covered OREO in 2008):

OREO Activity:	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
Balance, January 1, 2008	$2,736	$—	$2,736
Foreclosures	48,978	—	48,978
Provision for losses	(1,268)	—	(1,268)
Reductions related to sales	(9,136)	—	(9,136)

Balance, December 31, 2008	$41,310	$—	$41,310
Addition from the Affinity acquisition	—	22,897	22,897
Foreclosures	53,826	14,509	68,335
Provision for losses	(16,277)	(1,518)	(17,795)
Reductions related to sales	(35,604)	(8,200)	(43,804)

Balance, December 31, 2009	$43,255	$27,688	$70,943
Addition from the Los Padres acquisition	—	33,913	33,913
Foreclosures	36,833	35,001	71,834
Provision for losses	(12,271)	(5,389)	(17,660)
Reductions related to sales	(42,219)	(35,397)	(77,616)

Balance, December 31, 2010	$25,598	$55,816	$81,414

        The following table presents a rollforward of our OREO valuation allowance for the years indicated (there was no covered OREO in 2008):

OREO Valuation Allowance Activity:	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
Balance, January 1, 2008	$38	$—	$38
Provision for losses	1,254	—	1,254
Due from the SBA	14	—	14
Reductions related to sales	(52)	—	(52)

Balance, December 31, 2008	$1,254	$—	$1,254
Provision for losses	16,277	1,518	17,795
Due from the SBA	1,403	—	1,403
Reductions related to sales	(2,906)	—	(2,906)

Balance, December 31, 2009	$16,028	$1,518	$17,546
Provision for losses	12,271	5,389	17,660
Due from the SBA	823	—	823
Reductions related to sales	(15,291)	(2,925)	(18,216)

Balance, December 31, 2010	$13,831	$3,982	$17,813

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 7—OTHER REAL ESTATE OWNED (OREO) (Continued)

        The following tables present the components of OREO expense, net for the years indicated (there was no covered OREO in 2008):

	Year Ended December 31, 2010
	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
Provision for losses	$12,271	$5,389	$17,660
Maintenance costs	2,065	570	2,635
(Gain) loss on sale	(2,026)	(3,499)	(5,525)

Total OREO expense, net	$12,310	$2,460	$14,770

	Year Ended December 31, 2009
	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
Provision for losses	$16,277	$1,518	$17,795
Maintenance costs	3,999	220	4,219
(Gain) loss on sale	1,293	15	1,308

Total OREO expense, net	$21,569	$1,753	$23,322

	Year Ended December 31, 2008
	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
Provision for losses	$1,254	$—	$1,254
Maintenance costs	1,344	—	1,344
(Gain) loss on sale	(380)	—	(380)

Total OREO expense, net	$2,218	$—	$2,218

NOTE 8—FDIC LOSS SHARING ASSET

        The following table presents changes in the FDIC loss sharing asset for the years indicated:

	Year Ended December 31,
	2010	2009
	(In thousands)
FDIC loss sharing asset, beginning of year	$112,817	$—
Additions due to acquisitions	71,204	107,718
FDIC share of additional losses	31,799	15,614
Cash payments received from FDIC	(93,786)	(10,966)
Net accretion(1)	(5,682)	451

FDIC loss sharing asset, end of year	$116,352	$112,817

(1)
Amount includes accretion of the loss sharing asset and reductions due to loan pay-downs or loan disposals at amounts above the carrying values of such covered loans.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 9—PREMISES AND EQUIPMENT, NET

        The following table presents the components of premises and equipment as of the dates indicated:

	December 31,
	2010	2009
	(In thousands)
Land	$3,537	$2,897
Buildings	5,815	4,985
Furniture, fixtures and equipment	26,268	24,035
Leasehold improvements	23,495	22,466

Premises and equipment, gross	59,115	54,383
Less: accumulated depreciation and amortization	(36,537)	(31,837)

Premises and equipment, net	$22,578	$22,546

        Depreciation and amortization expense was $5.1 million, $5.5 million, and $5.4 million for the years ended December 31, 2010, 2009, and 2008, respectively.

        We have obligations under a number of noncancelable operating leases for premises and equipment. The following table presents future minimum rental payments under noncancelable operating leases as of December 31, 2010:

Estimated Lease Payments for Year Ending December 31	Amount
(In thousands)
2011	$16,435
2012	14,493
2013	12,649
2014	10,600
2015	8,068
Thereafter	14,194

Total	$76,439

        Total gross rental expense for the years ended December 31, 2010, 2009, and 2008 was $16.8 million, $15.0 million, and $13.5 million, respectively. Most of the leases provide that the Company pay maintenance, insurance and certain other operating expenses applicable to the leased premises in addition to the monthly rental payments.

        Total rental income for the years ended December 31, 2010, 2009, and 2008 was approximately $518,000, $441,000, and $424,000, respectively. The future minimum rental payments to be received under noncancelable subleases are $2.1 million.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 10—DEPOSITS

        The following table presents the components of interest-bearing deposits as of the dates indicated:

	December 31,
	2010	2009
	(In thousands)
Interest-bearing checking deposits	$494,617	$439,694
Money market deposits	1,321,780	1,171,386
Savings deposits	135,876	108,569
Time deposits under $100,000	436,838	505,130
Time deposits of $100,000 or more	795,025	566,816

Total interest-bearing deposits	$3,184,136	$2,791,595

        Brokered time deposits totaled $83.7 million at December 31, 2010 and included $47.5 million of customer deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits. Brokered time deposits totaled $181.3 million at December 31, 2009, of which $74.6 million were part of the CDARS program.

        The following summarizes the maturity of time deposits as of December 31, 2010:

	Time Deposits
Year of Maturity	Under $100,000	$100,000 or More	Total
	(In thousands)
2011	$297,325	$420,047	$717,372
2012	32,118	80,692	112,810
2013	105,896	292,517	398,413
2014	1,230	662	1,892
2015	269	1,107	1,376

Total	$436,838	$795,025	$1,231,863

        The following table presents interest expense on deposits for the years indicated:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Interest expense on:
Interest-bearing checking deposits	$1,265	$1,754	$2,915
Money market deposits	9,629	11,767	19,735
Savings deposits	249	270	253
Time deposits under $100,000	7,764	10,966	8,554
Time deposits of $100,000 or more	7,330	7,159	9,700

Total interest expense on deposits	$26,237	$31,916	$41,157

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 11—BORROWINGS AND SUBORDINATED DEBENTURES

  Borrowings

        The Bank has established secured and unsecured lines of credit. We may borrow funds from time to time on a term or overnight basis from the FHLB, the FRB, or other financial institutions.

        Federal Funds Arrangements with Commercial Banks.    As of December 31, 2010, 2009, and 2008, the Bank had unsecured lines of credit with correspondent banks, subject to availability, in the amount of $52.0 million, $117.0 million, and $155.0 million. These lines are renewable annually and have no unused commitment fees. As of December 31, 2010, 2009, and 2008, there were no balances outstanding.

        FRB Secured Line of Credit.    The Bank established a secured line of credit with the FRB during 2008. The secured borrowing capacity is collateralized by liens covering $470.9 million of our construction and commercial loans not already pledged to the FHLB as described below. As of December 31, 2010, our secured FRB borrowing capacity was $373.3 million. As of December 31, 2010 and 2009 and during such periods, there were no balances outstanding.

        FHLB Secured Lines of Credit.    The borrowing arrangements with the FHLB are based on two separate FHLB programs and are collateralized by a portion of our securities available-for-sale and by a blanket lien covering the majority of our real estate secured loans. At December 31, 2010, approximately $3.1 billion of real estate and commercial loans and securities with a carrying value of $107.4 million are pledged to secure our FHLB lines of credit.

        The following table summarizes information about our collateralized FHLB borrowing arrangements for the years indicated:

	At or For the Year Ended December 31,
FHLB Borrowing Data	2010	2009	2008
	(Dollars in thousands)
Collateralized borrowing limits	$1,389,806	$1,322,636	$980,227
Carrying value of assets pledged	$3,229,294	$3,125,442	$2,580,436
Unused borrowing capacity	$1,162,804	$785,410	$527,790
Balance at the end of the year	$225,000	$542,763	$450,000
Average balance outstanding during the year	$324,139	$550,038	$574,358
Highest balance at any month-end	$460,000	$722,921	$698,500
Weighted average interest cost for the year	2.82%	2.81%	3.21%

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 11—BORROWINGS AND SUBORDINATED DEBENTURES (Continued)

        The following table summarizes our outstanding FHLB advances by their maturity dates as of the dates indicated:

	December 31, 2010		December 31, 2009
Maturity Date	Amount	Rate	Amount		Rate
	(Dollars in thousands)
January 11, 2010	$—	—	$75,000		3.04%
February 8, 2010	—	—	10,000	(1)	4.81%
February 8, 2010	—	—	25,000	(1)	5.04%
February 26, 2010	—	—	25,000	(1)	4.99%
August 23, 2010	—	—	20,000	(1)	4.90%
December 29, 2010	—	—	25,000	(1)	4.23%
September 8, 2011	—	—	20,000	(1)	4.67%
January 11, 2013	—	—	50,000	(2)	2.71%
September 9, 2013	—	—	20,000	(1)	4.63%
August 25, 2014	—	—	20,000	(1)	4.26%
September 23, 2014	—	—	20,000	(1)	3.51%
December 11, 2017	200,000	3.16%	200,000		3.16%
January 11, 2018	25,000	2.61%	25,000		2.61%
Unamortized premium	—		7,763	(3)

Total FHLB advances	$225,000		$542,763

(1)
FHLB advances assumed in the Affinity acquisition, of which $125 million were prepaid in April 2010, for which we incurred a $0.7 million penalty charged to earnings at that time.

(2)
Prepaid in December 2010 with a penalty of $1.9 million charged to earnings at that time.

(3)
Represented the fair value adjustment on FHLB advances assumed in the Affinity acquisition which was eliminated when the Affinity FHLB advances were repaid in 2010.

        The FHLB advances outstanding at December 31, 2010, are both term and callable advances. The maturities shown are the contractual maturities for all advances. The callable advances have all passed their initial call dates and are currently callable on a quarterly basis by the FHLB. While the FHLB may call the advances to be repaid for any reason, they are likely to be called if market interest rates, for borrowings of similar remaining term, are higher than the advances' stated rates on the call dates. We may repay the advances at any time with a prepayment penalty. In April 2010, we elected to prepay $125.0 million in Affinity-acquired FHLB advances and incurred a $726,000 prepayment penalty. In December 2010, we elected to prepay $50 million in FHLB advances, for which we incurred a $1.9 million prepayment penalty. The prepayment penalties are included in other expenses.

  Subordinated Debentures

        The Company had an aggregate of $129.6 million and $129.8 million in subordinated debentures outstanding at December 31, 2010 and 2009, respectively. The subordinated debentures outstanding at December 31, 2010 were issued in seven separate series. Each issuance had a maturity of thirty years from its date of issue. Debt issuance costs are amortized on a straight-line basis over the period to the first call date. The subordinated debentures were issued to trusts established by us or entities we have acquired, which in turn issued trust preferred securities, which totaled $123.0 million at December 31, 2010. These trust preferred securities are presently considered Tier 1 capital for regulatory purposes.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 11—BORROWINGS AND SUBORDINATED DEBENTURES (Continued)

        With the exception of Trust I and Trust CI, the subordinated debentures are callable at par, only by the issuer, five years from the date of issuance, subject to certain exceptions. We were permitted to call the debentures in the first five years if the prepayment election related to one of the following three events: (i) a change in the tax treatment of the debentures stemming from a change in the IRS laws; (ii) a change in the regulatory treatment of the underlying trust preferred securities as Tier 1 capital; and (iii) a requirement to register the underlying trust as a registered investment company. However, redemption in the first five years was subject to a prepayment penalty. Trust I and Trust CI may not be called for 10 years from the date of issuance unless one of the three events described above has occurred and then a prepayment penalty applies. In addition, there is a prepayment penalty if either of these debentures is called 10 to 20 years from the date of their issuance and they may be called at par after 20 years.

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

        The following table summarizes the terms of each issuance of the subordinated debentures outstanding as of December 31, 2010:

Series	Date Issued	December 31, 2010 Amount	Maturity Date	Earliest Call Date by Company Without Penalty		Fixed or Variable Rate	Rate Index	Current Rate(2)	Next Reset Date
		(In thousands)
Trust CI	3/23/00	$10,310	3/8/30	3/8/20		Fixed	N/A	11.00%	N/A
Trust I	9/7/00	8,248	9/7/30	9/7/20		Fixed	N/A	10.60%	N/A
Trust V	8/15/03	10,310	9/17/33		(1)	Variable	3 month LIBOR + 3.10	3.40%	3/15/10
Trust VI	9/3/03	10,310	9/15/33		(1)	Variable	3 month LIBOR + 3.05	3.35%	3/11/10
Trust CII	9/17/03	5,155	9/17/33		(1)	Variable	3 month LIBOR + 2.95	3.25%	3/15/10
Trust VII	2/5/04	61,856	4/23/34		(1)	Variable	3 month LIBOR + 2.75	3.05%	4/27/11
Trust CIII	8/15/05	20,619	9/15/35		(1)	Variable	3 month LIBOR + 1.69	1.99%	3/15/10

Gross subordinated debentures		126,808
Unamortized premium(3)		2,764

Net subordinated debentures		$129,572

(1)
These debentures may be called without prepayment penalty.

(2)
As of January 27, 2011; excludes debt issuance costs.

(3)
This amount represents the fair value adjustment on trusts of acquired companies.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES

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

        The following presents a summary of the financial instruments described above as of the dates indicated:

	December 31,
	2010	2009
	(In thousands)
Commitments to extend credit—fixed	$66,614	$59,459
Commitments to extend credit—variable	656,531	699,916
Standby letters of credit	23,707	31,203
Overdraft protection	30,904	23,861

	$777,756	$814,439

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Of the $777.8 million of commitments to extend credit, $17.2 million is related to foreign loans.

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees will expire within one year. The Company generally requires collateral or other security to support financial instruments with credit risk.

        In addition, the Company has investments in low income housing project partnerships which provide the Company income tax credits and in several small business investment companies. The investments call for capital contributions up to an amount specified in the partnership agreements. The Company had commitments to contribute capital to these entities totaling $177,000 and $277,000 as of December 31, 2010 and 2009, respectively.

  Legal Matters

        In the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business. The outcome of such legal actions and the timing of ultimate resolution are inherently difficult to predict. Because of these factors, the Company cannot provide a meaningful estimate of the range of reasonably possible outcomes of claims in the aggregate or by individual claim. In the opinion of management, based upon information currently available to us,

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

any resulting liability is not likely to have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 13—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 13—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The following tables present information on the assets measured and recorded at fair value on a recurring and nonrecurring basis at and for the years ended December 31, 2010 and 2009:

	Fair Value Measurement as of December 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Measured on a Recurring Basis:
Securities available-for-sale:
Government-sponsored entity debt securities	$10,029	$—	$10,029	$—
Municipal securities	7,566	—	7,566	—
Government and government-sponsored entity residential mortgage-backed securities	803,694	—	803,694	—
Covered private label CMOs	50,437	—	—	50,437
Other securities	2,290	—	2,290	—

	$874,016	$—	$823,579	$50,437

Measured on a Nonrecurring Basis:
Non-covered impaired loans	$117,854	$—	$43,530	$74,324
Covered impaired loans	45,763	—	22,840	22,923
Non-covered other real estate owned	12,087	—	11,857	230
Covered other real estate owned	16,643	—	13,848	2,795
SBA loan servicing asset	1,613	—	—	1,613

	$193,960	$—	$92,075	$101,885

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 13—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	Fair Value Measurement as of December 31, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Measured on a Recurring Basis:
Securities available-for-sale:
Government-sponsored entity debt securities	$38,648	$—	$38,648	$—
Municipal securities	8,214	—	8,214	—
Government and government-sponsored entity residential mortgage-backed securities	322,429	—	322,429	—
Covered private label CMOs	52,125	—	—	52,125
Other securities	2,284	—	2,284	—

	$423,700	$—	$371,575	$52,125

Measured on a Nonrecurring Basis:
Non-covered impaired loans	$249,376	$—	$69,259	$180,117
Covered impaired loans	21,245	—	21,245	—
Non-covered other real estate owned	21,910	—	15,800	6,110
Covered other real estate owned	3,542	—	2,300	1,242
SBA loan servicing asset	1,937	—	—	1,937

	$298,010	$—	$108,604	$189,406

        The following table presents gains and (losses) recognized on assets measured on a nonrecurring basis for the years indicated:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Non-covered impaired loans	$(30,639)	$(67,762)	$(7,118)
Covered impaired loans	(14,609)	(12,623)	—
Non-covered other real estate owned	(8,915)	(14,615)	(1,254)
Covered other real estate owned	(3,982)	(1,518)	—
SBA loan servicing asset	204	375	8
Goodwill	—	—	(761,701)
Loans transferred from held-for-sale to the regular portfolio	—	—	(673)

Total loss on assets measured on a nonrecurring basis	$(57,941)	$(96,143)	$(770,738)

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 13—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The following table presents activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years indicated:

	Year Ended December 31,
	2010	2009
	(In thousands)
Covered private label CMOs, beginning of year	$52,125	$—
Addition from the Affinity acquisition	—	55,270
Total realized in earnings	1,932	847
Other-than-temporary impairment loss	(874)	—
Total unrealized in comprehensive income	5,411	(842)
Net settlements subsequent to acquisition	(8,157)	(3,150)

Covered private label CMOs, end of year	$50,437	$52,125

        ASC Topic 825, Financial Instruments, requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. Additionally, certain financial instruments and all nonfinancial instruments are excluded from the applicable disclosure requirements.

        The following table is a summary of the carrying values and fair value estimates of certain financial instruments as of the dates indicated:

	December 31,
	2010		2009
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and due from banks	$82,170	$82,170	$93,915	$93,915
Interest-earning deposits in financial institutions	26,382	26,382	117,133	117,133
Securities available-for-sale	874,016	874,016	423,700	423,700
Investment in FHLB stock	55,040	55,040	50,429	50,429
Loans, net	3,970,978	3,960,244	4,210,352	4,195,805
Financial Liabilities:
Deposits	4,649,698	4,664,575	4,094,569	4,102,467
Borrowings	225,000	243,273	542,763	557,363
Subordinated debentures	129,572	135,876	129,798	146,413

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 13—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The following is a description of the valuation methodologies used to measure our assets recorded at fair value (under ASC Topic 820) and for estimating fair value for financial instruments not recorded at fair value (under ASC Topic 825):

        Cash and Due from Banks and Federal Funds Sold.    The carrying amount is assumed to be the fair value because of the liquidity of these instruments.

        Interest-Earning Deposits in Financial Institutions.    The carrying amount is assumed to be the fair value given the short-term nature of these deposits.

        FHLB stock.    The fair value of FHLB stock is based on our recorded investment. In January 2009, the FHLB announced that it suspended excess FHLB stock redemptions and dividend payments. Since this announcement, the FHLB has declared and paid five cash dividends, though at rates less than that paid in the past, and repurchased $6.0 million of our excess stock. As a result of these actions, we evaluated the carrying value of our FHLB stock investment. Based on the FHLB's most recent publicly available financial results, its capital position and its bond ratings, we concluded such investment was not impaired at either December 31, 2010 or 2009.

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

        Our covered private label CMO securities are categorized as Level 3 due in part to the inactive market for such securities. There is a wide range of prices quoted for private label CMOs among independent third party pricing services and this range reflects the significant judgment being exercised over the assumptions and variables that determine the pricing of such securities. We consider this subjectivity to be a significant unobservable input and have concluded that the private label CMOs should be categorized as a Level 3 measured asset. While the private label CMOs may be based on significant unobservable inputs, our fair value estimate was based on prices provided to us by a nationally recognized pricing service which we also use to determine the fair value of the majority of our securities portfolio. We determined the reasonableness of the fair values by reviewing assumptions at the individual security level about prepayment, default expectations, estimated severity loss factors, projected cash flows and estimated collateral performance, all of which are not directly observable in the market. During 2010, we recorded $874,000 in losses on one covered impaired security with a fair value of zero.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 13—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

        Non-covered impaired loans.    Non-covered impaired loans are measured and recorded at fair value on a non-recurring basis. All of our non-covered nonaccrual loans and restructured loans are considered impaired and are reviewed individually for the amount of impairment, if any. Most of our loans are collateral dependent and, accordingly, we measure impaired loans based on the estimated fair value of such collateral. The fair value of each loan's collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 2 measurement. When adjustments are made to an appraised value to reflect various factors such as the age of the appraisal or known changes in the market or the collateral, such valuation inputs are considered unobservable and the fair value measurement is categorized as a Level 3 measurement. The impaired loans categorized as Level 3 also include unsecured loans and other secured loans whose fair values are based significantly on unobservable inputs such as the strength of a guarantor, including an SBA government guarantee, cash flows discounted at the effective loan rate, and management's judgment. The loan balances shown in the above tables represent those nonaccrual and restructured loans for which impairment was recognized during 2010. The amounts shown as losses represent, for the loan balances shown, the impairment recognized during 2010. Of the $94.2 million of nonaccrual loans at December 31, 2010, loans totaling $50.7 million were written down to their fair values through charge-offs in 2010.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 13—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

        SBA servicing asset.    In accordance with ASC Topic 860, Accounting for Servicing of Financial Assets, the SBA servicing asset, included in other assets in the balance sheet, is carried at its implied fair value of $1.6 million. The fair value of the servicing asset is estimated by discounting future cash flows using market-based discount rates and prepayment speeds. The discount rate is based on the current US Treasury yield curve, as published by the Department of the Treasury, plus a spread for the marketplace risk associated with these assets. We utilize estimated prepayment vectors using SBA prepayment information provided by Bloomberg for pools of similar assets to determine the timing of the cash flows. These nonrecurring valuation inputs are considered to be Level 3 inputs.

        Deposits.    Deposits are carried at historical cost. The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, money market, savings and checking accounts, is equal to the amount payable on demand as of the balance sheet date. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. No value has been separately assigned to the Company's long-term relationships with its deposit customers, such as a core deposit intangible.

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

        Commitments to extend credit and standby letters of credit.    The majority of our commitments to extend credit carry current market interest rates if converted to loans. Because these commitments are generally unassignable by either the borrower or us, they only have value to the borrower and us. The estimated fair value approximates the recorded deferred fee amounts and is excluded from the table above because it is not material

  Limitations

        Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on what management believes to be

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 13—FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of December 31, 2010 and 2009, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

NOTE 14—INCOME TAXES

        The following table presents the components of income tax benefit (expense) for the years indicated:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Current Income Taxes:
Federal	$7,912	$10,716	$(20,041)
State	(3,557)	(528)	(6,476)

Total current income tax benefit (expense)	4,355	10,188	(26,517)

Deferred Income Taxes:
Federal	27,263	(4,100)	4,322
State	15,096	1,713	2,106

Total deferred income tax benefit (expense)	42,359	(2,387)	6,428

Total income tax benefit (expense)	$46,714	$7,801	$(20,089)

        The following table presents a reconciliation of the recorded income tax benefit (expense) to the amount of taxes computed by applying the applicable statutory Federal income tax rate of 35% to earnings or loss before income taxes:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Computed expected income tax benefit at Federal statutory rate	$38,056	$6,003	$247,792
State tax benefit (expense), net of federal tax benefit	7,500	770	(2,840)
Goodwill impairment	—	—	(264,935)
Increase in cash surrender value of life insurance	486	553	847
Tax credits	523	690	727
Other, net	149	(215)	(1,680)

Recorded income tax benefit (expense)	$46,714	$7,801	$(20,089)

        The Company had net income taxes receivable of $20.5 million and $20.4 million at December 31, 2010 and 2009, respectively, on its consolidated balance sheets.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 14—INCOME TAXES (Continued)

        The Company had available at December 31, 2010, approximately $28.6 million of unused Federal net operating loss carryforwards that may be applied against future taxable income through 2030. The Company had available at December 31, 2010, approximately $83.2 million of unused state net operating loss carryforwards that may be applied against future taxable income through 2032. Utilization of the net operating loss and other carryforwards are subject to annual limitations set forth in Section 382 of the Internal Revenue Code.

        The following table presents the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of the dates indicated:

	December 31,
	2010	2009
	(In thousands)
Deferred Tax Assets:
Book allowance for loan losses in excess of tax specific charge-offs	$29,184	$52,074
Interest on nonaccrual loans	1,986	3,298
Deferred compensation	4,216	4,438
Net operating losses	15,890	2,665
Premises and equipment, principally due to differences in depreciation	5,284	5,460
OREO valuation allowance	8,949	10,586
Assets acquired in FDIC-assisted acquisitions	31,787	16,205
Unrealized loss on securities available-for-sale	—	76
Accrued liabilities	8,137	7,768
Other	7,857	3,850
Goodwill	21,426	—

Gross deferred tax assets	134,716	106,420

Deferred Tax Liabilities:
Core deposit and customer relationship intangibles	8,061	12,606
Deferred loan fees and costs	466	428
Unrealized gain on securities available-for-sale	2,885	—
FHLB stock and dividends	7,709	4,925
Unrealized income from FDIC-assisted acquisition	41,261	52,229

Gross deferred tax liabilities	60,382	70,188

Total net deferred tax asset	$74,334	$36,232

        Based upon our taxpaying history and estimates of taxable income over the years in which the items giving rise to the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

        We adopted the provisions of ASC Topic 740-10, Accounting for Uncertainty in Income Taxes on January 1, 2007, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. ASC Topic 740-10 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 14—INCOME TAXES (Continued)

ASC Topic 740-10 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon adoption we determined that the reserve for uncertain tax positions already recorded was appropriate.

        Our evaluation of tax positions was performed for those tax years which remain open to audit. As of December 31, 2010, all the federal returns filed since 2007 and state returns filed since 2006 are subject to adjustment upon audit.

        The following table presents a reconciliation of unrecognized net tax benefit positions for the year ended December 31, 2010:

Unrecognized Tax Benefit Positions
(In thousands)
Balance as of January 1, 2010	$2,069
Payments made	(774)
Reductions due to lapse of statutes of limitations	(1,178)

Balance as of December 31, 2010	$117

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 15—EARNINGS PER SHARE

        The following table presents a summary of the calculation of basic and diluted net earnings (loss) per share for the years indicated:

	Year Ended December 31,
	2010	2009	2008
	(In thousands except per share data)
Basic Loss Per Share:
Net loss	$(62,016)	$(9,350)	$(728,065)
Less: earnings allocated to unvested restricted stock(1)	(31)	(245)	(646)

Net loss allocated to common shares	$(62,047)	$(9,595)	$(728,711)

Weighted-average basic shares and unvested restricted stock outstanding	36,438.7	33,114.9	28,203.3
Less: weighted-average unvested restricted stock outstanding	(1,330.6)	(1,216.2)	(1,026.7)

Weighted-average basic shares outstanding	35,108.1	31,898.7	27,176.6

Basic loss per share	$(1.77)	$(0.30)	$(26.81)

Diluted Loss Per Share:
Net loss allocated to common shares	$(62,047)	$(9,595)	$(728,711)

Weighted-average basic shares outstanding(2)	35,108.1	31,898.7	27,176.6

Diluted loss per share	$(1.77)	$(0.30)	$(26.81)

(1)
Represents cash dividends paid to holders of unvested restricted stock, net of estimated forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

(2)
Weighted average diluted shares are 35,260 shares, 32,038 shares, and 27,230 shares for 2010, 2009 and 2008, respectively; since each of these amounts are anti-dilutive, they are not used.

        On January 1, 2009, the Earnings per Share topic of the Codification under the section regarding Special Issues Affecting Basic and Diluted EPS (ASC 260-10-45) became effective for us. This pronouncement clarified that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities and are included in the two-class method of determining basic and diluted earnings per shares. All our unvested restricted stock participates with our common stockholders in dividends. Application of the new standard results in a reduction of net earnings available to common stockholders and lower earnings per share when compared to the previous requirements. Application of the new standard had no effect on the reported amounts of net (loss) earnings for 2008. The new standard's effect on the net diluted loss per share for 2008 was an increase of $0.02 to $26.81 from $26.79.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 16—STOCK COMPENSATION PLANS

        The Company's 2003 Stock Incentive Plan, or the 2003 Plan, permits stock-based compensation awards to officers, directors, key employees and consultants. The 2003 Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 5,000,000 shares of authorized but unissued Company common stock, subject to adjustments provided by the 2003 Plan. As of December 31, 2010, there were 1,176,427 shares available for grant under the 2003 Plan.

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

        The following table presents a summary of restricted stock transactions for the years indicated:

	Number of Shares	Weighted Average Fair Value on Award Date
Unvested restricted stock, December 31, 2008	1,309,586	$43.01
Awarded	57,812	15.88
Shares issued by the Company upon vesting	(244,689)	37.59
Forfeited	(27,292)	40.37

Unvested restricted stock, December 31, 2009	1,095,417	42.86
Awarded	443,050	19.99
Shares issued by the Company upon vesting	(268,568)	36.78
Forfeited	(39,317)	45.82

Unvested restricted stock, December 31, 2010	1,230,582	$35.86

        At December 31, 2010, there were 730,582 shares of unvested time-based restricted stock and 500,000 shares of unvested performance-based restricted stock. In 2007 we determined that attainment of the financial targets related to the 2006 and 2007 awards of performance-based restricted stock within their remaining vesting horizons was less than probable and we suspended amortization of the expense related to these awards. During the fourth quarter of 2008 we further determined that attainment of the financial targets related to such performance-based restricted stock within their remaining vesting horizons was improbable and we reversed the amounts previously expensed related to these awards of $4.5 million. If and when the attainment of such financial targets is deemed probable in future periods, a catch-up adjustment will be recorded and amortization of such performance-based restricted stock will begin again. The total amount of unrecognized compensation expense related to the performance-based restricted stock for which amortization was suspended and reversed totaled $26.6 million at December 31, 2010. The remaining amount of the time-based restricted stock

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 16—STOCK COMPENSATION PLANS (Continued)

amortization related to the unvested awards totaled $13.3 million as of December 31, 2010 and will be recognized over the weighted average remaining contractual life of 1.7 years. The unvested performance-based restricted stock awarded in 2006 and 2008 expires in 2013. The unvested performance-based restricted stock awarded in 2007 expires in 2017.

        Restricted stock amortization totaled $8.5 million, $8.2 million, and $930,000 for the years ended December 31, 2010, 2009, and 2008, respectively, and is included in compensation expense in the accompanying consolidated statements of earnings.

        The following table summarizes information about outstanding time-based and performance-based restricted stock awards at December 31, 2010:

	At Award Date		Vested		Forfeited		Outstanding at December 31, 2010
	Number of Shares Awarded	Weighted Average Fair Value	Number of Shares Vested	Weighted Average Fair Value on Award Date	Number of Shares Forfeited	Weighted Average Fair Value on Award Date	Number of Shares Outstanding	Weighted Average Fair Value on Award Date	Weighted Average Fair Value(1)	Weighted Average Remaining Contractual Life
	(Dollars in thousands)
Time-based restricted stock awarded in:
2007	96,800	$51.08	51,809	$50.82	20,133	$52.12	24,858	$50.78	531,464	0.7
2008	577,730	$29.52	320,849	$29.00	29,914	$31.05	226,967	$30.04	4,852,554	1.0
2009	57,812	$15.88	17,105	$15.69	—	$—	40,707	$15.96	870,316	1.4
2010	443,050	$19.99	—	$—	5,000	$19.94	438,050	$19.99	9,365,509	2.2

Outstanding time-based restricted stock awards	1,175,392		389,763		55,047		730,582		15,619,843	1.7

Performance-based stock awarded in:
2006	315,000	$54.27	—	$—	40,000	$54.21	275,000	$54.27	5,879,500	2.3
2007	205,000	$54.92	—	$—	—	$—	205,000	$54.92	4,382,900	6.1
2008	20,000	$22.66	—	$—	—	$—	20,000	$22.66	427,600	2.3

Outstanding performance- based restricted stock awards	540,000		—		40,000		500,000		10,690,000	3.9

Total awards	1,715,392		389,763		95,047		1,230,582		$26,309,843	2.6

(1)
Determined using the $21.38 closing price of PacWest common stock on December 31, 2010.

  Stock Options

        There were no outstanding stock options at December 31, 2010 and 2009.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 17—BENEFIT PLANS

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

  401(K) Plans

        The Company sponsors a defined contribution plan for the benefit of its employees. Participants are eligible to participate immediately as long as they work a minimum of 1,000 hours and are at least 21 years of age. Eligible participants may contribute up to 60% of their annual compensation, not to exceed the dollar limit imposed by the Internal Revenue Code. Employer contributions are determined annually by the Board of Directors in accordance with plan requirements and made on an annual basis. The Company may match 25% up to the first 6% of annual compensation, not to exceed the dollar limit set by the tax code.

        Expense related to 401(k) contributions was $498,000, $430,000, and $1.0 million for the years ended December 31, 2010, 2009, and 2008, respectively.

NOTE 18—STOCKHOLDERS' EQUITY

        On December 22, 2009, we filed a registration statement with the SEC to offer to sell, from time to time, shares of common stock, preferred stock, and other equity linked securities for an aggregate initial offering price of up to $350 million. This registration statement was declared effective on January 8, 2010. Proceeds from any offering under this registration statement are anticipated to be used to fund future acquisitions of banks and financial institutions and for general corporate purposes.

        On August 25, 2009, PacWest Bancorp sold in a direct placement to institutional investors 2.7 million shares of common stock for $50 million, or a per share price of $18.36 which was the closing price of PacWest's common stock on Monday, August 24, 2009. In addition to the issuance of the common shares, PacWest issued to each investor two warrants exercisable for common shares worth up to an additional $50 million in the aggregate with an exercise price of $20.20 per share, or 110% of the price per share at which the initial $50 million was sold. The Series A warrants had a six month term and originally expired on March 1, 2010; such warrants were exercised on March 1, 2010 for a total of $27.2 million in cash and we issued 1,348,040 shares of common stock. The net proceeds from the warrant exercises totaled $26.6 million after expenses. The 1,361,657 Series B warrants issued in August 2009 with a strike price of $20.20 expired in August 2010 without being exercised. The common shares were sold and the warrants were issued under our $150 million shelf registration statement, which became effective in June 2009, but was subsequently terminated upon the effective declaration of our $350 million shelf registration statement on January 8, 2010.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 18—STOCKHOLDERS' EQUITY (Continued)

        On January 14, 2009, we issued in a private placement to CapGen Capital Group II LP 3,846,153 PacWest common shares at $26 per share for total cash consideration of approximately $100 million. CapGen Capital Group II LP has registered as a bank holding company and as a result of the investment it owned approximately 11% of PacWest outstanding common stock, excluding unvested restricted stock, as of December 31, 2010.

        Subsequent to the May 2008 change of our state of incorporation to Delaware, the Company now records treasury shares for shares surrendered to the Company resulting from statutory payroll tax obligations arising from the vesting of restricted stock. During 2010, the Company purchased 94,666 treasury shares at a weighted average price of $19.34 per share. During 2009, the Company purchased 100,770 treasury shares at a weighted average price of $17.62 per share. During 2008, the Company purchased 12,360 treasury shares at a weighted average price of $20.78 per share.

NOTE 19—DIVIDEND AVAILABILITY AND REGULATORY MATTERS

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

        It is possible, depending upon the financial condition of the Bank, and other factors, that the FRB, the FDIC or the California Department of Financial Institutions ("DFI"), could assert that payment of dividends or other payments is an unsafe or unsound practice. Pacific Western is subject to restrictions under certain federal and state laws and regulations governing banks which limit its ability to transfer funds to the holding company through intercompany loans, advances or cash dividends. Dividends paid by state banks such as Pacific Western are regulated by the DFI under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for three previous fiscal years less any dividend paid during such period. During 2008, PacWest received dividends of $106.0 million from the Bank. For the foreseeable future, further dividends from the Bank to the Company will require DFI approval.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 19—DIVIDEND AVAILABILITY AND REGULATORY MATTERS (Continued)

quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets ("leverage ratio"). Tier 1 Capital includes common stockholders' equity, trust preferred securities, less goodwill and certain other deductions (including a portion of servicing assets and the unrealized net gains and losses, after taxes on securities available for sale). Total risk-based capital includes Tier 1 capital and other items such as subordinated debt and the allowance for credit losses. Both measures are stated as a percentage of risk-weighted assets, which are measured based on their perceived credit risk and include certain off-balances sheet exposures, such as unfunded loan commitments and letters of credit. The Company is also subject to a leverage ratio requirement, a non risk-based asset ratio, which is defined as Tier 1 Capital as a percentage of average assets, adjusted for goodwill and other non-qualifying intangibles and other assets.

        Bank holding companies considered to be "adequately capitalized" are required to maintain a minimum total risk-based capital ratio of 8% of which at least 4.0% must be Tier 1 capital and a minimum leverage ratio of 4.0%. Bank holding companies considered to be "well capitalized" must maintain a minimum risk-based capital ratio of 10.0% of which at least 6.0% must be Tier 1 capital and a minimum leverage ratio of 5%. As of December 31, 2010, the most recent notification to the regulatory agencies, the Company and the Bank are each "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's or any of the Bank's categories.

        Management believes, as of December 31, 2010, that we have met all capital adequacy requirements to which we are subject.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 19—DIVIDEND AVAILABILITY AND REGULATORY MATTERS (Continued)

        Actual capital amounts and ratios for the Company and the Bank as of December 31, 2010 and 2009 are presented in the following table. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are deducted from regulatory capital. At December 31, 2010, such amount was $51.0 million. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future. There was no limitation on the Bank's regulatory capital due to deferred tax assets.

			Well Capitalized Minimum Requirement
	Actual
					Excess Capital Amount
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2010
Tier I capital (to average assets):
PacWest Bancorp Consolidated	$481,066	8.54%	$281,713	5.00%	$199,353
Pacific Western Bank	480,710	8.51	282,602	5.00	198,108
Tier I capital (to risk-weighted assets):
PacWest Bancorp Consolidated	481,066	12.68	227,578	6.00	253,488
Pacific Western Bank	480,710	12.71	226,873	6.00	253,837
Total capital (to risk-weighted assets):
PacWest Bancorp Consolidated	529,591	13.96	379,297	10.00	150,294
Pacific Western Bank	529,090	13.99	378,121	10.00	150,969
December 31, 2009
Tier I capital (to average assets):
PacWest Bancorp Consolidated	$597,014	10.85%	$275,015	5.00%	$321,999
Pacific Western Bank	563,431	10.23	275,338	5.00	288,093
Tier I capital (to risk-weighted assets):
PacWest Bancorp Consolidated	597,014	14.31	250,398	6.00	346,616
Pacific Western Bank	563,431	13.52	250,002	6.00	313,429
Total capital (to risk-weighted assets):
PacWest Bancorp Consolidated	650,293	15.58	417,330	10.00	232,963
Pacific Western Bank	616,628	14.80	416,669	10.00	199,959

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 19—DIVIDEND AVAILABILITY AND REGULATORY MATTERS (Continued)

        We have issued subordinated debentures to trusts that were established by us or entities we have acquired which, in turn, issued trust preferred securities, which totaled $129.6 million and $129.8 million at December 31, 2010 and 2009, respectively. These securities are currently included in our Tier I capital for purposes of determining the Company's Tier I and total risk-based capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company's banking regulator, has promulgated a modification of the capital regulations affecting trust preferred securities. Although this modification was scheduled to be effective on March 31, 2009, the Federal Reserve postponed the effective date to March 31, 2011. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less goodwill, net of any related deferred income tax liability. The regulations currently in effect through December 31, 2010, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. We have determined that our Tier I capital ratios would remain above the well-capitalized level had the modification of the capital regulations been in effect at December 31, 2010. We expect that our Tier I capital ratios will be at or above the existing well-capitalized levels on March 31, 2011, the first date on which the modified capital regulations must be applied.

        Interest payments made by the Company to subordinated debentures are considered dividend payments by the Federal Reserve Bank. As such, notification to the Federal Reserve Bank is required prior to our intent to pay such dividends during any period in which our quarterly net earnings are not sufficient to fund the dividend due. Should the FRB object to payment of interest on the subordinated debentures we would not be able to make the payments until approval is received or we no longer need to provide notice under applicable regulations.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 20—CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

        The parent company only condensed balance sheets as of December 31, 2010 and 2009 and the related condensed statements of net loss and condensed statements of cash flows for each of the years in the three-year period ended December 31, 2010 are presented below:

	December 31,
Parent Company Only Condensed Balance Sheets	2010	2009
	(In thousands)
Assets:
Cash and due from banks	$24,141	$44,037
Investments in subsidiaries	570,118	585,940
Other assets	15,421	10,328

Total assets	$609,680	$640,305

Liabilities:
Subordinated debentures	$129,572	$129,798
Other liabilities	1,311	3,734

Total liabilities	130,883	133,532
Stockholders' equity	478,797	506,773

Total liabilities and stockholders' equity	$609,680	$640,305

	Year Ended December 31,
Parent Company Only Condensed Statements of Net Loss	2010	2009	2008
	(In thousands)
Miscellaneous income	$174	$197	$273
Dividends from subsidiaries	—	—	106,000

Total income	174	197	106,273

Interest expense	5,594	6,448	8,905
Operating expenses	9,665	17,026	13,552

Total expenses	15,259	23,474	22,457

Earnings (loss) before income taxes and equity in undistributed earnings of subsidiaries	(15,085)	(23,277)	83,816
Income tax benefit	(6,356)	(8,623)	(9,286)

Earnings (loss) before equity in undistributed earnings (losses) of subsidiaries	(8,729)	(14,654)	93,102
Equity in undistributed earnings (losses) of subsidiaries	(53,287)	5,304	(821,167)

Net loss	$(62,016)	$(9,350)	$(728,065)

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 20—CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (Continued)

	Year Ended December 31,
Parent Company Only Condensed Statements of Cash Flows	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(62,016)	$(9,350)	$(728,065)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in other assets	(5,093)	(600)	(930)
Change in liabilities	(2,650)	(4,379)	4,889
Amortization of unearned compensation related to stock awards	4,174	4,555	(2,138)
Distributed (undistributed) earnings of subsidiaries	53,287	(5,304)	821,167

Net cash (used in) provided by operating activities	(12,298)	(15,078)	94,923

Cash flows from investing activities:
Net (increase) decrease in investment in subsidiaries	(30,000)	(83,690)	844

Net cash provided by (used in) investing activities	(30,000)	(83,690)	844

Cash flows from financing activities:
Net surrenders from exercise and vesting of stock awards	—	—	(258)
Tax effect included in stockholders' equity of stock option exercises and restricted stock vesting	(909)	(2,108)	(466)
Cash dividends paid	(1,445)	(11,145)	(35,438)
Redemptions of subordinated debentures	—	—	(8,248)
Net decrease in borrowings	—	—	(45,000)
Common stock issuances (repurchases), net	24,756	147,007	(257)

Net cash provided by (used in) financing activities	22,402	133,754	(89,667)

Net (decrease) increase in cash and cash equivalents	(19,896)	34,986	6,100
Cash, beginning of the period	44,037	9,051	2,951

Cash, end of the period	$24,141	$44,037	$9,051

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 21—COMPREHENSIVE INCOME (LOSS)

        The following table presents the detail of comprehensive income (loss) for the years indicated:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Net loss	$(62,016)	$(9,350)	$(728,065)
Other comprehensive income (loss), net of income taxes:
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) on securities arising during the period	4,073	(1,556)	1,056
Reclassification of realized gains included in income	—	—	(128)

Other comprehensive income (loss), net	4,073	(1,556)	928

Total comprehensive loss	$(57,943)	$(10,906)	$(727,137)

NOTE 22—SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

        The following table sets forth our unaudited, quarterly results for the periods indicated:

	Three Months Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(Dollars in thousands, except per share data)
Interest income	$77,898	$75,130	$68,261	$68,995
Interest expense	(9,378)	(9,963)	(10,644)	(10,972)

Net interest income	68,520	65,167	57,617	58,023

Provision for credit losses:
Non-covered loans	(35,315)	(17,050)	(14,100)	(112,527)
Covered loans	(2,096)	(7,400)	(8,850)	(20,700)

Total provision for credit losses	(37,411)	(24,450)	(22,950)	(133,227)

Net interest income (expense) after provision for credit losses	31,109	40,717	34,667	(75,204)
FDIC loss sharing income (expense), net	(1,277)	6,406	7,029	16,172
Other noninterest income	5,925	4,379	5,053	5,097
Noninterest expense	(49,286)	(46,174)	(42,773)	(50,570)
Income tax benefit (expense)	5,841	(1,828)	(1,271)	43,972

Net earnings (loss)	$(7,688)	$3,500	$2,705	$(60,533)

Earnings (loss) per share:
Basic	$(0.22)	$0.10	$0.07	$(1.76)
Diluted	$(0.22)	$0.10	$0.07	$(1.76)

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 22—SELECTED QUARTERLY FINANCIAL DATA (Unaudited) (Continued)

	Three Months Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
	(Dollars in thousands, except per share data)
Interest income	$75,569	$67,510	$63,341	$63,454
Interest expense	(13,242)	(13,273)	(12,632)	(14,681)

Net interest income	62,327	54,237	50,709	48,773

Provision for credit losses:
Non-covered loans	(34,900)	(75,000)	(18,000)	(14,000)
Covered loans	(18,000)	—	—	—

Total provision for credit losses	(52,900)	(75,000)	(18,000)	(14,000)

Net interest income (expense) after provision for credit losses	9,427	(20,763)	32,709	34,773
FDIC loss sharing income, net	16,314	—	—	—
Other noninterest income	5,514	5,636	5,373	6,081
Gain from Affinity acquisition	—	66,989	—	—
Noninterest expense	(45,213)	(47,091)	(47,931)	(38,969)
Income tax benefit (expense)	6,178	(2,046)	4,109	(440)

Net earnings (loss)	$(7,780)	$2,725	$(5,740)	$1,445

Earnings (loss) per share:
Basic	$(0.23)	$0.08	$(0.18)	$0.04
Diluted	$(0.23)	$0.08	$(0.18)	$0.04

NOTE 23—RELATED PARTY TRANSACTIONS

        Castle Creek Financial, LLC, or Castle Creek Financial, serves as the exclusive financial advisor for the Company pursuant to a services agreement dated April 30, 2010 between Castle Creek Financial and the Company. Castle Creek Financial is an affiliate of Castle Creek Capital, LLC, which is controlled by the Company's chairman. During 2010, 2009, and 2008, there were no amounts paid by the Company to Castle Creek Financial.

        As of December 31, 2010 and 2009, there were no loans outstanding to any members of our board of directors or executive management. Such parties' deposits as of those dates totaled $6.1 million and $11.7 million, respectively, and bear market rates and terms.

NOTE 24—SUBSEQUENT EVENTS

        We have evaluated events that have occurred subsequent to December 31, 2010 and have concluded there are no subsequent events that would require recognition in the accompanying consolidated financial statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2010 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        (b)    Management's Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

        Report of the Registered Public Accounting Firm.    KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

        (c)    Changes in Internal Control Over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

        Information required by this Item regarding the Company's directors and executive officers, and corporate governance, including information with respect to beneficial ownership reporting compliance, will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2011 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to the registrant's Code of Business Conduct and Ethics that applies to its employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10-K under "Item 1. Business—Available Information."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item will appear in the Proxy Statement we will deliver to our shareholders in connection with our 2011 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2011 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to securities authorized for issuance under the Company's equity compensation plans is included in Part II of this Annual Report on Form 10-K under "Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2011 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2011 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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
3.2
Certificate of Amendment of Certificate of Incorporation of PacWest Bancorp, a Delaware Corporation, dated May 14, 2010 (Exhibit 3.1 to Form 8-K filed on May 14, 2010 and incorporated herein by this reference).
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
4.5
Indenture between Community Bancorp Inc. and The Bank of New York, as Trustee, dated as of March 23, 2000, as supplemented by the First Supplemental Indenture between First Community Bancorp and the Bank of New York, as Trustee, dated as of October 26, 2006 (Exhibit 4.7 to Form 10-K filed on February 27, 2007 and incorporated herein by reference).
4.6
Indenture between Community Bancorp Inc. and U.S. Bank National Association, as Trustee, dated as of September 17, 2003, as supplemented by the First Supplemental Indenture between First Community Bancorp and U.S. Bank National Association, as Trustee, dated as of October 26, 2006 (Exhibit 4.8 to Form 10-K filed on February 27, 2007 and incorporated herein by reference).
4.7
Indenture, between Community Bancorp Inc. and Wilmington Trust Company, as Trustee, dated as of August 15, 2005, as supplemented by the First Supplemental Indenture between First Community Bancorp and Wilmington Trust Company, as Trustee, dated as of October 26, 2006 (Exhibit 4.9 to Form 10-K filed on February 27, 2007 and incorporated herein by reference).
10.1*	PacWest Bancorp 2003 Stock Incentive Plan, as amended and restated, effective December 15, 2008 (Exhibit 10.1 to Form 10-K filed on March 2, 2009 and incorporated herein by this reference)
10.2*
Executive Severance Pay Plan, as amended and restated effective December 15, 2008, applicable to the executive officers of PacWest Bancorp and certain senior officers of the PacWest Bancorp and its subsidiaries (Exhibit 10.2 to Form 10-K filed on March 2, 2009 and incorporated herein by this reference).
10.3*
2007 Executive Incentive Plan, as amended and restated, effective May 11, 2010 (pages A-1 to A-5 of the Company's Definitive Proxy Statement filed on April 9, 2010 and incorporated herein by this reference).

10.4*	Indemnification Agreement, as amended, applicable to the directors and executive officers of the Company (Exhibit 10.24 to Form 10-K filed on March 12, 2004 and incorporated herein by this reference).
10.5*
Form of Stock Award Agreement and Grant Notice pursuant to the Company's 2003 Stock Incentive Plan, as amended (Exhibit 10.5 to Form 10-K filed on March 2, 2009 and incorporated herein by this reference).
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
10.14
Amended and Restated declaration of Trust of Community (CA) Capital Trust I, dated as of March 23, 2000 (Exhibit 10.20 to Form 10-K files filed February 27, 2007 and incorporated herein by this reference).
10.15
Guarantee Agreement By and Between Community Bancorp Inc. and the Bank of New York, dated as of March 23, 2000 (Exhibit 10.21 to Form 10-K files filed February 27, 2007 and incorporated herein by this reference).
10.16
Amended and Restated Declaration of Trust of Community (CA) Capital Statutory Trust II, dated as of September 17, 2003 (Exhibit 10.22 to Form 10-K files filed February 27, 2007 and incorporated herein by this reference).

10.17	Guarantee Agreement By and Between Community Bancorp Inc. and U.S. Bank National Association, dated as of September 17, 2003 (Exhibit 10.23 to Form 10-K files filed February 27, 2007 and incorporated herein by this reference).
10.18
Amended and Restated Declaration of Trust of Community (CA) Capital Statutory Trust III, dated as of August 15, 2005 (Exhibit 10.24 to Form 10-K files filed February 27, 2007 and incorporated herein by this reference).
10.19
Guarantee Agreement By and Between Community Bancorp Inc. and Wilmington Trust Company, dated as of August 15, 2005 (Exhibit 10.25 to Form 10-K files filed February 27, 2007 and incorporated herein by this reference).
10.20	Services Agreement, dated as of April 30, 2010, between PacWest Bancorp and Castle Creek Financial LLC (Exhibit 10.1 to Form 10-Q filed on May 5, 2010 and incorporated herein by this reference).
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
10.23
Purchase and Assumption Agreement, dated as of August 28, 2009, between Federal Deposit Insurance Corporation and Pacific Western Bank (Exhibit 2.1 to Form 8-K filed on September 2, 2009 and incorporated herein by this reference).
10.24
Purchase and Assumption Agreement, dated as of August 20, 2010, between Federal Deposit Insurance Corporation and Pacific Western Bank (Exhibit 2.1 to Form 8-K filed on August 26, 2010 and incorporated herein by this reference).
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

PACWEST BANCORP
Dated: March 14, 2011	By:	/s/ MATTHEW P. WAGNER Matthew P. Wagner (Chief Executive Officer)

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

Signature	Title	Date

/s/ JOHN M. EGGEMEYER John M. Eggemeyer	Chairman of the Board of Directors	March 14, 2011
/s/ MATTHEW P. WAGNER Matthew P. Wagner	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2011
/s/ VICTOR R. SANTORO Victor R. Santoro	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2011
/s/ MARK N. BAKER Mark N. Baker	Director	March 14, 2011

Signature	Title	Date

/s/ CRAIG A. CARLSON Craig A. Carlson	Director	March 14, 2011
/s/ STEPHEN M. DUNN Stephen M. Dunn	Director	March 14, 2011
/s/ BARRY C. FITZPATRICK Barry C. Fitzpatrick	Director	March 14, 2011
/s/ GEORGE E. LANGLEY George E. Langley	Director	March 14, 2011
/s/ SUSAN E. LESTER Susan E. Lester	Director	March 14, 2011
/s/ TIMOTHY B. MATZ Timothy B. Matz	Director	March 14, 2011
/s/ ARNOLD W. MESSER Arnold W. Messer	Director	March 14, 2011
/s/ DANIEL B. PLATT Daniel B. Platt	Director	March 14, 2011
/s/ JOHN W. ROSE John W. Rose	Director	March 14, 2011
/s/ ROBERT A. STINE Robert A. Stine	Director	March 14, 2011