Form 10-Q
period 2011-03-31
PACWEST BANCORP
filed 2011-05-09
CIK 1102112

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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

(310) 286-1144
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

        As of May 4, 2011, there were 35,461,802 shares of the registrant's common stock outstanding, excluding 1,756,104 shares of unvested restricted stock.

PACWEST BANCORP AND SUBSIDIARIES

MARCH 31, 2011 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements (Unaudited)

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Par Value Data)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	$88,634	$82,170
Interest-earning deposits in financial institutions	104,925	26,382

Total cash and cash equivalents	193,559	108,552

Securities available-for-sale, at fair value ($52,132 and $50,437 covered by FDIC loss share at March 31, 2011 and December 31, 2010, respectively)	887,154	874,016
Federal Home Loan Bank stock, at cost	52,857	55,040

Total investment securities	940,011	929,056

Non-covered loans, net of unearned income	3,057,654	3,161,055
Allowance for loan losses	(98,564)	(98,653)

Total non-covered loans, net	2,959,090	3,062,402
Covered loans, net	859,433	908,576

Total loans	3,818,523	3,970,978

Other real estate owned ($42,117 and $55,816 covered by FDIC loss share at March 31, 2011
and December 31, 2010, respectively)	90,484	81,414
Premises and equipment, net	22,343	22,578
FDIC loss sharing asset	116,081	116,352
Cash surrender value of life insurance	66,560	66,182
Core deposit and customer relationship intangibles	23,536	25,843
Goodwill	46,751	47,301
Other assets	152,669	160,765

Total assets	$5,470,517	$5,529,021

LIABILITIES
Noninterest-bearing deposits	$1,606,182	$1,465,562
Interest-bearing deposits	2,978,557	3,184,136

Total deposits	4,584,739	4,649,698
Borrowings	225,000	225,000
Subordinated debentures	129,498	129,572
Accrued interest payable and other liabilities	39,920	45,954

Total liabilities	4,979,157	5,050,224

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value; authorized 75,000,000 shares; 37,438,009 shares issued at March 31, 2011 and 36,880,225 at December 31, 2010 (includes 1,756,437 and 1,230,582 shares of unvested restricted stock, respectively)	374	369
Additional paid-in capital	1,086,810	1,085,364
Accumulated deficit	(596,366)	(607,042)
Treasury stock, at cost—219,962 and 207,796 shares at March 31, 2011 and December 31, 2010, respectively	(4,111)	(3,863)
Accumulated other comprehensive income	4,653	3,969

Total stockholders' equity	491,360	478,797

Total liabilities and stockholders' equity	$5,470,517	$5,529,021

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2010
Interest income:
Loans	$66,781	$70,597	$63,745
Investment securities	7,819	7,222	5,121
Deposits in financial institutions	57	79	129

Total interest income	74,657	77,898	68,995

Interest expense:
Deposits	5,956	6,028	6,889
Borrowings	1,744	2,113	2,668
Subordinated debentures	1,219	1,237	1,415

Total interest expense	8,919	9,378	10,972

Net interest income	65,738	68,520	58,023

Provision for credit losses:
Non-covered loans	7,800	35,315	112,527
Covered loans	5,747	2,096	20,700

Total provision for credit losses	13,547	37,411	133,227

Net interest income (loss) after provision for credit losses	52,191	31,109	(75,204)

Noninterest income:
Service charges on deposit accounts	3,558	3,305	2,729
Other commissions and fees	1,720	1,896	1,790
Increase in cash surrender value of life insurance	379	320	398
FDIC loss sharing income (expense), net	1,667	(1,277)	16,172
Other income	302	404	180

Total noninterest income	7,626	4,648	21,269

Noninterest expense:
Compensation	21,929	23,944	19,411
Occupancy	6,983	7,233	6,958
Data processing	2,475	2,556	1,969
Other professional services	2,296	1,833	1,998
Business development	569	570	667
Communications	859	919	804
Insurance and assessments	2,337	2,369	2,274
Non-covered other real estate owned, net	703	1,093	8,441
Covered other real estate owned, net	(2,578)	699	2,169
Intangible asset amortization	2,307	2,360	2,424
Other expense	3,519	5,710	3,455

Total noninterest expense	41,399	49,286	50,570

Earnings (loss) before income taxes	18,418	(13,529)	(104,505)
Income tax (expense) benefit	(7,742)	5,841	43,972

Net earnings (loss)	$10,676	$(7,688)	$(60,533)

Earnings (loss) per share:
Basic	$0.29	$(0.22)	$(1.76)
Diluted	$0.29	$(0.22)	$(1.76)
Dividends declared per share	$0.01	$0.01	$0.01

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2010
Net earnings (loss)	$10,676	$(7,688)	$(60,533)
Other comprehensive income (loss), net of related income taxes:
Unrealized holding gains (losses) on securities available-for-sale arising during the period	684	(7,441)	1,225

Comprehensive income (loss)	$11,360	$(15,129)	$(59,308)

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in Thousands, Except Share Data)

(Unaudited)

	Common Stock
						Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total
Balance, January 1, 2011	36,672,429	$369	$1,085,364	$(607,042)	$(3,863)	$3,969	$478,797
Net earnings	—	—	—	10,676	—	—	10,676
Tax effect from vesting of restricted stock	—	—	(188)	—	—	—	(188)
Restricted stock awarded and earned stock compensation, net of shares forfeited	557,784	5	1,995	—	—	—	2,000
Restricted stock surrendered	(12,166)	—	—	—	(248)	—	(248)
Cash dividends paid ($0.01 per share)	—	—	(361)	—	—	—	(361)
Other comprehensive income—increase in net unrealized gain on securities available-for-sale, net of tax effect of $496 thousand	—	—	—	—	—	684	684

Balance, March 31, 2011	37,218,047	$374	$1,086,810	$(596,366)	$(4,111)	$4,653	$491,360

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$10,676	$(60,533)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	4,482	2,317
Provision for credit losses	13,547	133,227
Gain on sale of other real estate owned	(3,944)	(1,047)
Provision for losses on other real estate owned	1,272	10,458
(Gain) loss on sale of premises and equipment	(17)	(4)
Restricted stock amortization	2,000	2,254
Tax effect included in stockholders' equity of restricted stock vesting	188	664
Increase (decrease) in accrued and deferred income taxes, net	7,741	(43,983)
Decrease in FDIC loss sharing asset	271	25,677
Increase in other assets	(117)	(3,995)
Decrease in accrued interest payable and other liabilities	(6,983)	(11,513)

Net cash provided by operating activities	29,116	53,522

Cash flows from investing activities:
Net cash and cash equivalents acquired in acquisitions	26	—
Net decrease in net loans outstanding	108,562	94,001
Proceeds from sale of loans	1,168	200,609
Securities available-for-sale:
Proceeds from maturities and paydowns	58,172	53,465
Purchases	(71,060)	(66,856)
Net redemptions of FHLB stock	2,183	—
Proceeds from sales of other real estate owned	23,663	24,528
Capitalized costs to complete other real estate owned	—	(545)
Purchases of premises and equipment, net	(1,087)	(850)
Proceeds from sales of premises and equipment	20	6

Net cash provided by investing activities	121,647	304,358

Cash flows from financing activities:
Net increase (decrease) in deposits:
Noninterest-bearing	140,620	85,672
Interest-bearing	(205,579)	(26,004)
Net proceeds from issuance of common stock	—	26,587
Restricted stock surrendered	(248)	(437)
Tax effect included in stockholders' equity of restricted stock vesting	(188)	(664)
Net decrease in borrowings	—	(135,000)
Cash dividends paid	(361)	(361)

Net cash used in financing activities	(65,756)	(50,207)

Net increase in cash and cash equivalents	85,007	307,673
Cash and cash equivalents, beginning of period	108,552	211,048

Cash and cash equivalents, end of period	$193,559	$518,721

Supplemental disclosures of cash flow information:
Cash paid for interest	$9,322	$12,041
Cash paid for income taxes	(9)	—
Loans transferred to other real estate owned	29,112	17,826

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

        Pacific Western is a full-service commercial bank offering a broad range of banking products and services including: accepting time, money market, and demand deposits; originating loans, including commercial, real estate construction, SBA-guaranteed and consumer loans; and providing other business-oriented products. Although our operations are primarily located in Southern California, we expanded our presence in California's Central Coast with the FDIC-assisted acquisition of Los Padres Bank on August 20, 2010. The Bank focuses on conducting business with small to medium-sized businesses in our marketplace and the owners and employees of those businesses. The majority of our loans are secured by the real estate collateral of such businesses. We acquired through FDIC-assisted acquisitions three banking offices in the San Francisco Bay area and one office in Arizona. Our asset-based lending function operates in Arizona, California, Texas, and the Pacific Northwest.

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

        We have completed 22 acquisitions since May 2000.

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

        In August 2010, Pacific Western acquired assets and assumed liabilities of the former Los Padres Bank ("Los Padres") in an FDIC-assisted transaction, which we refer to as the Los Padres acquisition. The acquired assets and assumed liabilities were measured at their estimated fair values. Management made significant estimates and exercised significant judgment in estimating fair values and accounting for the acquisition of Los Padres.

  Reclassifications

        Certain prior period amounts have been reclassified to conform to the current year's presentation.

NOTE 2—GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill arises from business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead tested for impairment no less than annually. Impairment is determined in accordance with ASC 350, "Intangibles—Goodwill and Other" and is based on the reporting unit. Impairment exists when the carrying value of goodwill exceeds its implied fair value. An impairment loss would be recognized in an amount equal to that excess and would be included in noninterest expense in the consolidated statement of earnings (loss).

        Goodwill in the amount of $46.8 million was recorded in the Los Padres acquisition. Such goodwill includes $9.5 million related to the FDIC's settlement accounting for a wholly-owned subsidiary of Los Padres. We disagree with the FDIC's accounting for this item and are in process of negotiating with the FDIC to resolve this matter. A successful resolution in any amount would result in goodwill being reduced by that amount. No assurance can be given, however, that we will be successful in our efforts.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 2—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2010
	(In thousands)
Gross amount of CDI and CRI:
Balance, beginning of period	$76,319	$78,338	$75,911
Adjustment to Los Padres Bank CDI	—	(238)	—
Fully amortized	—	(1,781)	—

Balance, end of period	76,319	76,319	75,911

Accumulated amortization:
Balance, beginning of period	(50,476)	(49,897)	(42,615)
Amortization	(2,307)	(2,360)	(2,424)
Fully amortized	—	1,781	—

Balance, end of period	(52,783)	(50,476)	(45,039)

Net CDI and CRI, end of period	$23,536	$25,843	$30,872

        The aggregate amortization expense related to the intangible assets is expected to be $8.4 million for 2011. The estimated aggregate amortization expense related to these intangible assets for each of the subsequent four years is $6.1 million for 2012, $4.5 million for 2013, $2.9 million for 2014, and $2.7 million for 2015.

NOTE 3—INVESTMENT SECURITIES

  Securities Available-for-Sale

        The amortized cost, gross unrealized gains and losses and estimated fair values of securities available-for-sale are presented in the tables below as of the dates indicated. The private label collateralized mortgage obligations were acquired in the FDIC-assisted acquisition of Affinity Bank ("Affinity") in August 2009 and are covered by a FDIC loss sharing agreement. Other securities include

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 3—INVESTMENT SECURITIES (Continued)

an investment in overnight money market funds at a financial institution. See Note 9 for information on fair value measurements and methodology.

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Municipal securities	$7,435	$124	$(1)	$7,558
Residental mortgage-backed securities:
Government and government-sponsored entity pass through securities	787,815	9,338	(8,816)	788,337
Government and government-sponsored entity collateralized mortgage obligations	37,216	329	(705)	36,840
Covered private label collateralized mortgage obligations	44,378	8,697	(943)	52,132
Other securities	2,287	—	—	2,287

Total securities available-for-sale	$879,131	$18,488	$(10,465)	$887,154

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(In thousands)
Government-sponsored entity debt securities	$10,014	$15	$—	$10,029
Municipal securities	7,437	129	—	7,566
Residental mortgage-backed securities:
Government and government-sponsored entity pass through securities	754,149	9,282	(7,366)	756,065
Government and government-sponsored entity collateralized mortgage obligations	47,416	565	(352)	47,629
Covered private label collateralized mortgage obligations	45,867	6,653	(2,083)	50,437
Other securities	2,290	—	—	2,290

Total securities available-for-sale	$867,173	$16,644	$(9,801)	$874,016

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

(Unaudited)

NOTE 3—INVESTMENT SECURITIES (Continued)

        The following table presents the contractual maturity distribution of our available-for-sale securities portfolio based on amortized cost and fair value as of the date indicated:

	March 31, 2011
	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$4,723	$4,744
Due after one year through five years	10,160	10,600
Due after five years through ten years	44,219	45,384
Due after ten years	820,029	826,426

Total securities available-for-sale	$879,131	$887,154

        At March 31, 2011, the estimated fair value of debt securities and residential mortgage-backed debt securities issued by the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac") was approximately $740.4 million. We do not own any equity securities issued by Fannie Mae or Freddie Mac.

        As of March 31, 2011, securities available-for-sale with an estimated fair value of $97.4 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.

        The following table presents the estimated fair values and the gross unrealized losses on securities by length of time the securities have been in an unrealized loss position at the dates indicated:

	March 31, 2011
	Less Than 12 Months		12 months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
Municipal securities	$684	$(1)	$—	$—	$684	$(1)
Residential mortgage-backed securities:
Government and government-sponsored entity pass through securities	331,455	(8,816)	—	—	331,455	(8,816)
Government and government-sponsored entity collateralized mortgage obligations	15,516	(519)	1,412	(186)	16,928	(705)
Covered private label collateralized mortgage obligations	1,666	(51)	4,913	(892)	6,579	(943)

Total	$349,321	$(9,387)	$6,325	$(1,078)	$355,646	$(10,465)

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 3—INVESTMENT SECURITIES (Continued)

	December 31, 2010
	Less Than 12 Months		12 months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
Residential mortgage-backed securities:
Government and government-sponsored entity pass through securities	$321,537	$(7,366)	$—	$—	$321,537	$(7,366)
Government and government-sponsored entity collateralized mortgage obligations	15,690	(327)	1,553	(25)	17,243	(352)
Covered private label collateralized mortgage obligations	1,579	(472)	4,980	(1,611)	6,559	(2,083)

Total	$338,806	$(8,165)	$6,533	$(1,636)	$345,339	$(9,801)

        We reviewed the securities that were in a continuous loss position less than 12 months and longer than 12 months at March 31, 2011, and concluded that their losses were a result of the level of market interest rates relative to the types of securities and not a result of the underlying issuers' abilities to repay. Accordingly, we determined that the securities were temporarily impaired. Additionally, we have no plans to sell these securities and believe that it is more likely than not we would not be required to sell these securities before recovery of their amortized cost. Therefore, we did not recognize the temporary impairment in the consolidated statements of earnings (loss).

  FHLB Stock

        At March 31, 2011, the Company had a $52.9 million investment in Federal Home Loan Bank of San Francisco (FHLB) stock carried at cost. In January 2009, the FHLB announced that it suspended excess FHLB stock redemptions and dividend payments. Since this announcement, the FHLB has declared and paid cash dividends in 2010 and 2011, though at rates less than that paid in the past, and repurchased certain amounts of our excess stock. We evaluated the carrying value of our FHLB stock investment at March 31, 2011 and determined that it was not impaired. Our evaluation considered the long-term nature of the investment, the liquidity position of the FHLB, the actions being taken by the FHLB to address its regulatory situation, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

NOTE 4—LOANS

  Non-Covered Loans

        When we refer to non-covered loans we are referring to loans not covered by our FDIC loss sharing agreements.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—LOANS (Continued)

        The following table presents the composition of non-covered loans as of the dates indicated:

Loan Category	March 31, 2011	December 31, 2010
	(In thousands)
Real estate mortgage	$2,172,923	$2,274,733
Commercial	667,401	663,557
Real estate construction	176,758	179,479
Consumer	21,815	25,058
Foreign	23,296	22,608

Total gross non-covered loans	3,062,193	3,165,435
Less:
Unearned income	(4,539)	(4,380)
Allowance for loan losses	(98,564)	(98,653)

Total net non-covered loans	$2,959,090	$3,062,402

        The following table presents a summary of the activity in the allowance for credit losses on non-covered loans for the periods indicated:

	Components
			Total Allowance for Credit Losses
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments
	(In thousands)
Balance, January 1, 2011	$98,653	$5,675	$104,328
Loans charged-off	(9,138)	—	(9,138)
Recoveries on loans charged-off	1,249	—	1,249
Provision	7,800	—	7,800

Balance, March 31, 2011	$98,564	$5,675	$104,239

	Components
			Total Allowance for Credit Losses
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments
	(In thousands)
Balance, January 1, 2010	$118,717	$5,561	$124,278
Loans charged-off	(203,222)	—	(203,222)
Recoveries on loans charged-off	4,280	—	4,280
Provision	178,878	114	178,992

Balance, December 31, 2010	$98,653	$5,675	$104,328

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—LOANS (Continued)

        The following tables present a summary of the activity in the allowance for loan losses on non-covered loans by portfolio segment for the periods indicated:

	Three Months Ended March 31, 2011
	Real Estate Mortgage	Real Estate Construction	Commercial	Consumer	Foreign	Total
	(In thousands)
Allowance for Loan Losses on Non-Covered Loans:
Beginning balance	$51,657	$8,766	$33,229	$4,652	$349	$98,653
Charge-offs	(1,212)	(4,645)	(3,121)	(160)	—	(9,138)
Recoveries	97	92	617	411	32	1,249
Provision (reversal)	1,316	6,840	839	(1,448)	253	7,800

Ending balance	$51,858	$11,053	$31,564	$3,455	$634	$98,564

The ending balance of the allowance is composed of amounts applicable to loans:
Individually evaluated for impairment	$4,913	$3,113	$9,524	$1,049	$—	$18,599

Collectively evaluated for impairment	$46,945	$7,940	$22,040	$2,406	$634	$79,965

Non-Covered Loan Balances:
Ending balance	$2,172,923	$176,758	$667,401	$21,815	$23,296	$3,062,193

The ending balance of the non-covered loan portfolio is composed of loans:
Individually evaluated for impairment	$90,394	$32,757	$23,573	$1,794	$—	$148,518

Collectively evaluated for impairment	$2,082,529	$144,001	$643,828	$20,021	$23,296	$2,913,675

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—LOANS (Continued)

	Year Ended December 31, 2010
	Real Estate Mortgage	Real Estate Construction	Commercial	Consumer	Foreign	Total
	(In thousands)
Allowance for Loan Losses on Non-Covered Loans:
Beginning balance	$58,241	$39,934	$17,710	$2,021	$811	$118,717
Charge-offs	(117,029)	(63,590)	(18,548)	(3,749)	(306)	(203,222)
Recoveries	1,222	708	1,652	565	133	4,280
Provision (reversal)	109,223	31,714	32,415	5,815	(289)	178,878

Ending balance	$51,657	$8,766	$33,229	$4,652	$349	$98,653

The ending balance of the allowance is composed of amounts applicable to loans:
Individually evaluated for impairment	$3,893	$1,125	$8,911	$1,049	$—	$14,978

Collectively evaluated for impairment	$47,764	$7,641	$24,318	$3,603	$349	$83,675

Non-Covered Loan Balances:
Ending balance	$2,274,733	$179,479	$663,557	$25,058	$22,608	$3,165,435

The ending balance of the non-covered loan portfolio is composed of loans:
Individually evaluated for impairment	$94,171	$47,350	$39,820	$1,951	$163	$183,455

Collectively evaluated for impairment	$2,180,562	$132,129	$623,737	$23,107	$22,445	$2,981,980

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—LOANS (Continued)

        The following tables present the credit risk rating categories for non-covered loans by portfolio segment and class as of the dates indicated. Nonclassified loans are those with a credit risk rating of either pass or special mention, while classified loans are those with a credit risk rating of either substandard or doubtful.

        Our federal and state banking regulators, as an integral part of their examination process, periodically review the Company's loan risk rating classifications. Our regulators may require the Company to recognize rating downgrades based on their judgments related to information available to them at the time of their examinations. Risk rating downgrades generally result in higher provisions for credit losses.

	March 31, 2011
	Nonclassified	Classified	Total
	(In thousands)
Real estate mortgage:
Hospitality	$129,715	$20,213	$149,928
SBA 504	55,436	9,279	64,715
Other	1,860,361	97,919	1,958,280

Total real estate mortgage	2,045,512	127,411	2,172,923

Real estate construction:
Residential	36,048	5,980	42,028
Commercial	106,187	28,543	134,730

Total real estate construction	142,235	34,523	176,758

Commercial:
Collateralized	348,195	20,057	368,252
Unsecured	104,993	10,273	115,266
Asset-based	149,850	2,658	152,508
SBA 7(a)	21,185	10,190	31,375

Total commercial	624,223	43,178	667,401

Consumer	19,915	1,900	21,815
Foreign	23,296	—	23,296

Total non-covered loans	$2,855,181	$207,012	$3,062,193

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—LOANS (Continued)

	December 31, 2010
	Nonclassified	Classified	Total
	(In thousands)
Real estate mortgage:
Hospitality	$137,952	$18,700	$156,652
SBA 504	55,774	13,513	69,287
Other	1,956,905	91,889	2,048,794

Total real estate mortgage	2,150,631	124,102	2,274,733

Real estate construction:
Residential	39,644	25,399	65,043
Commercial	82,291	32,145	114,436

Total real estate construction	121,935	57,544	179,479

Commercial:
Collateralized	342,607	15,820	358,427
Unsecured	119,326	10,417	129,743
Asset-based	141,813	1,354	143,167
SBA 7(a)	29,557	2,663	32,220

Total commercial	633,303	30,254	663,557

Consumer	22,949	2,109	25,058
Foreign	22,608	—	22,608

Total non-covered loans	$2,951,426	$214,009	$3,165,435

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—LOANS (Continued)

        The following table presents an aging analysis of our non-covered loans by portfolio segment and class as of the date indicated:

	March 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Hospitality	$865	$—	$—	$865	$149,063	$149,928
SBA 504	188	—	2,328	2,516	62,199	64,715
Other	4,111	677	17,129	21,917	1,936,363	1,958,280

Total real estate mortgage	5,164	677	19,457	25,298	2,147,625	2,172,923

Real estate construction:
Residential	—	—	3,966	3,966	38,062	42,028
Commercial	1,484	—	666	2,150	132,580	134,730

Total real estate construction	1,484	—	4,632	6,116	170,642	176,758

Commercial:
Collateralized	753	1,217	1,049	3,019	365,233	368,252
Unsecured	400	—	6,444	6,844	108,422	115,266
Asset-based	—	—	—	—	152,508	152,508
SBA 7(a)	815	1,196	732	2,743	28,632	31,375

Total commercial	1,968	2,413	8,225	12,606	654,795	667,401

Consumer	327	32	1,048	1,407	20,408	21,815
Foreign	—	—	—	—	23,296	23,296

Total non-covered loans	$8,943	$3,122	$33,362	$45,427	$3,016,766	$3,062,193

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—LOANS (Continued)

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Hospitality	$—	$—	$—	$—	$156,652	$156,652
SBA 504	799	462	6,235	7,496	61,791	69,287
Other	426	2,566	13,936	16,928	2,031,866	2,048,794

Total real estate mortgage	1,225	3,028	20,171	24,424	2,250,309	2,274,733

Real estate construction:
Residential	—	—	24,004	24,004	41,039	65,043
Commercial	—	667	2,145	2,812	111,624	114,436

Total real estate construction	—	667	26,149	26,816	152,663	179,479

Commercial:
Collateralized	725	883	1,457	3,065	355,362	358,427
Unsecured	—	5,966	600	6,566	123,177	129,743
Asset-based	—	—	—	—	143,167	143,167
SBA 7(a)	1,254	494	751	2,499	29,721	32,220

Total commercial	1,979	7,343	2,808	12,130	651,427	663,557

Consumer	407	1,048	—	1,455	23,603	25,058
Foreign	—	—	163	163	22,445	22,608

Total non-covered loans	$3,611	$12,086	$49,291	$64,988	$3,100,447	$3,165,435

        At March 31, 2011 and December 31, 2010, the Company had no loans that were greater than 90 days past due and still accruing interest. It is the Company's policy to discontinue accruing interest when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to collectibility of a loan in the normal course of business. At March 31, 2011, nonaccrual loans totaled $76.8 million. Nonaccrual loans include $5.5 million of loans 30 to 89 days past due and $38.0 million of current loans which have been placed on nonaccrual status based on management's judgment regarding the collectibility of such loans. Nonaccrual loans totaled $94.2 million at December 31, 2010, of which $12.0 million were 30 to 89 days past due and $32.9 million were current.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—LOANS (Continued)

        The following tables present our nonaccrual and performing non-covered loans by portfolio segment and class as of the dates indicated:

	March 31, 2011
	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Hospitality	$4,109	$145,819	$149,928
SBA 504	5,138	59,577	64,715
Other	31,596	1,926,684	1,958,280

Total real estate mortgage	40,843	2,132,080	2,172,923

Real estate construction:
Residential	4,586	37,442	42,028
Commercial	8,620	126,110	134,730

Total real estate construction	13,206	163,552	176,758

Commercial:
Collateralized	5,748	362,504	368,252
Unsecured	9,009	106,257	115,266
Asset-based	15	152,493	152,508
SBA 7(a)	6,234	25,141	31,375

Total commercial	21,006	646,395	667,401

Consumer	1,794	20,021	21,815
Foreign	—	23,296	23,296

Total non-covered loans	$76,849	$2,985,344	$3,062,193

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—LOANS (Continued)

	December 31, 2010
	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Hospitality	$4,151	$152,501	$156,652
SBA 504	9,346	59,941	69,287
Other	27,452	2,021,342	2,048,794

Total real estate mortgage	40,949	2,233,784	2,274,733

Real estate construction:
Residential	24,004	41,039	65,043
Commercial	5,238	109,198	114,436

Total real estate construction	29,242	150,237	179,479

Commercial:
Collateralized	6,241	352,186	358,427
Unsecured	9,104	120,639	129,743
Asset-based	15	143,152	143,167
SBA 7(a)	6,518	25,702	32,220

Total commercial	21,878	641,679	663,557

Consumer	1,951	23,107	25,058
Foreign	163	22,445	22,608

Total non-covered loans	$94,183	$3,071,252	$3,165,435

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—LOANS (Continued)

        The following tables present information regarding our non-covered impaired loans by portfolio segment and class as of the dates indicated:

	March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$17,776	$17,875	$901	$17,173	$198
SBA 504	5,138	6,387	156	5,138	—
Other	66,279	73,493	3,856	49,829	334
Real estate construction:
Residential	5,980	7,941	243	5,980	(21)
Other	26,766	30,525	2,870	18,147	144

Total real estate	121,939	136,221	8,026	96,267	655

Commercial:
Collateralized	5,849	7,651	1,602	5,196	21
Unsecured	9,390	15,406	7,661	9,331	6
SBA 7(a)	6,408	7,200	261	6,177	20
Consumer	1,357	2,418	1,049	1,356	—

Total other	23,004	32,675	10,573	22,060	47

With No Related Allowance Recorded:
Real estate mortgage:
Hospitality	$—	$—	$—	$—	$—
Other	1,201	1,320	—	1,118	(4)
Real estate construction:
Residential	11	12	—	11	—
Other	—	—	—	—	—

Total real estate	1,212	1,332	—	1,129	(4)

Commercial:
Collateralized	913	966	—	777	4
Unsecured	98	107	—	98	—
Asset-based	15	15	—	15	—
SBA 7(a)	900	1,583	—	828	(2)
Consumer	437	482	—	371	—
Foreign	—	—	—	—	—

Total other	2,363	3,153	—	2,089	2

Total:
Real estate mortgage	$90,394	$99,075	$4,913	$73,258	$528
Real estate construction	32,757	38,478	3,113	24,138	123
Commercial	23,573	32,928	9,524	22,422	49
Consumer	1,794	2,900	1,049	1,727	—
Foreign	—	—	—	—	—

Total non-covered loans	$148,518	$173,381	$18,599	$121,545	$700

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—LOANS (Continued)

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$15,081	$15,138	$564
SBA 504	9,346	12,500	280
Other	67,923	74,884	3,049
Real estate construction:
Residential	30,965	35,152	673
Other	16,213	18,130	452

Total real estate	139,528	155,804	5,018

Commercial:
Collateralized	20,038	20,270	1,174
Unsecured	9,427	9,512	7,696
SBA 7(a)	4,081	4,786	41
Consumer	1,361	1,372	1,049

Total other	34,907	35,940	9,960

With No Related Allowance Recorded:
Real estate mortgage:
Hospitality	$667	$667	$—
Other	1,154	1,650	—
Real estate construction:
Residential	12	12	—
Other	160	174	—

Total real estate	1,993	2,503	—

Commercial:
Collateralized	2,673	2,761	—
Unsecured	157	169	—
Asset-based	15	15	—
SBA 7(a)	3,429	4,576	—
Consumer	590	631	—
Foreign	163	238	—

Total other	7,027	8,390	—

Total:
Real estate mortgage	$94,171	$104,839	$3,893
Real estate construction	47,350	53,468	1,125
Commercial	39,820	42,089	8,911
Consumer	1,951	2,003	1,049
Foreign	163	238	—

Total non-covered loans	$183,455	$202,637	$14,978

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—LOANS (Continued)

  Covered Loans

        We refer to the loans acquired in the Los Padres and Affinity acquisitions subject to loss sharing agreements with the FDIC as "covered loans" as we will be reimbursed for a substantial portion of any future losses on them under the terms of the agreements.

        The following table reflects the carrying values of covered loans as of the dates indicated:

Loan Category	March 31, 2011	December 31, 2010
	(In thousands)
Multi-family	$299,832	$321,650
Commercial real estate	430,160	444,244
Single family	151,281	157,424
Construction and land	82,992	87,301
Commercial and industrial	24,583	34,828
Home equity lines of credit	5,811	5,916
Consumer	724	1,378

Total gross covered loans	995,383	1,052,741
Less: discount	(106,512)	(110,901)

Covered loans, net of discount	888,871	941,840
Less: allowance for loan losses	(29,438)	(33,264)

Covered loans, net	$859,433	$908,576

        The following table summarizes the changes in the carrying amount of covered acquired impaired loans and accretable yield on those loans for the period indicated:

	Covered Acquired Impaired Loans
	Carrying Amount	Accretable Yield
	(In thousands)
Balance, January 1, 2011	$879,486	$(290,665)
Accretion	17,344	17,344
Payments received	(59,721)	—
Increase in expected cash flows	—	(11,190)
Provision for credit losses	(5,747)	—

Balance, March 31, 2011	$831,362	$(284,511)

        The table above excludes the covered loans from the Los Padres acquisition which are accounted for as non-impaired loans and total $28.1 million at March 31, 2011.

        The following table presents the credit risk rating categories for covered loans by portfolio segment as of the dates indicated. Nonclassified loans are those with a credit risk rating of either pass or special

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—LOANS (Continued)

mention, while classified loans are those with a credit risk rating of either substandard or doubtful. It should be noted, however, that these loans are covered by loss sharing agreements with the FDIC.

	March 31, 2011
	Nonclassified	Classified	Total
	(In thousands)
Real estate mortgage	$580,237	$185,833	$766,070
Real estate construction	19,393	46,998	66,391
Commercial	12,415	13,681	26,096
Consumer	340	536	876

Total covered loans	$612,385	$247,048	$859,433

	December 31, 2010
	Nonclassified	Classified	Total
	(In thousands)
Real estate mortgage	$622,837	$180,944	$803,781
Real estate construction	21,370	51,729	73,099
Commercial	14,630	16,219	30,849
Consumer	722	125	847

Total covered loans	$659,559	$249,017	$908,576

        Our federal and state banking regulators, as an integral part of their examination process, periodically review the Company's loan risk rating classifications. Our regulators may require the Company to recognize rating downgrades based on their judgments related to information available to them at the time of their examinations.

NOTE 5—OTHER REAL ESTATE OWNED (OREO)

        The following tables summarize OREO by property type at the dates indicated:

	March 31, 2011
Property Type	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
Commercial real estate	$18,674	$8,397	$27,071
Construction and land development	27,191	19,036	46,227
Multi-family	—	4,343	4,343
Single family residence	2,502	10,341	12,843

Total OREO, net	$48,367	$42,117	$90,484

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—OTHER REAL ESTATE OWNED (OREO) (Continued)

	December 31, 2010
Property Type	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
Commercial real estate	$18,205	$21,658	$39,863
Construction and land development	4,650	19,205	23,855
Multi-family	—	10,393	10,393
Single family residence	2,743	4,560	7,303

Total OREO, net	$25,598	$55,816	$81,414

        The following table presents a rollforward of OREO, net of the valuation allowance, for the period indicated:

OREO Activity:	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
Balance, January 1, 2011	$25,598	$55,816	$81,414
Foreclosures	25,931	4,130	30,061
Provision for losses	(382)	(890)	(1,272)
Reductions related to sales	(2,780)	(16,939)	(19,719)

Balance, March 31, 2011	$48,367	$42,117	$90,484

        The following table presents a rollforward of our OREO valuation allowance for the period indicated:

OREO Valuation Allowance Activity:	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
Balance, January 1, 2011	$13,831	$3,982	$17,813
Provision for losses	382	890	1,272
Due from the SBA	108	—	108
Reductions due to sales	(2,511)	(1,080)	(3,591)

Balance, March 31, 2011	$11,810	$3,792	$15,602

        The following tables present the components of OREO expense (income), net for the periods indicated:

	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
Provision for losses	$382	$890	$1,272
Maintenance costs	473	324	797
(Gain) loss on sale	(152)	(3,792)	(3,944)

Total OREO expense (income), net	$703	$(2,578)	$(1,875)

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—OTHER REAL ESTATE OWNED (OREO) (Continued)

	Three Months Ended December 31, 2010
	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
Provision for losses	$910	$1,973	$2,883
Maintenance costs	182	208	390
(Gain) loss on sale	1	(1,482)	(1,481)

Total OREO expense, net	$1,093	$699	$1,792

	Three Months Ended March 31, 2010
	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
Provision for losses	$8,312	$2,145	$10,457
Maintenance costs	1,075	125	1,200
(Gain) loss on sale	(946)	(101)	(1,047)

Total OREO expense, net	$8,441	$2,169	$10,610

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

FDIC Loss Sharing Asset
(In thousands)
Balance, January 1, 2011	$116,352
FDIC share of additional losses	4,841
FDIC share of recoveries	(5,803)
Net accretion	251
Reclassification to claims receivable	(8,761)

Subtotal	106,880
Filed claims receivable(1)	9,201

Balance, March 31, 2011	$116,081

(1)
Represents fourth quarter 2010 claim filed with the FDIC for losses on covered assets related to the Affinity acquisition. We received payment from the FDIC in April 2011.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 7—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS

  Borrowings

        The following table summarizes our FHLB advances by their maturity dates outstanding as of the date indicated:

	March 31, 2011
Maturity Date	Amount	Interest Rate	Next Date Callable by FHLB
	(In thousands)
December 11, 2017	$200,000	3.16%	June 11, 2011	(1)
January 11, 2018	25,000	2.61%	July 11, 2011	(1)

Total FHLB advances	$225,000	3.10%

(1)
Callable quarterly thereafter by FHLB.

        The FHLB advances outstanding at March 31, 2011 are both term and callable advances. The maturities shown are the contractual maturities for the advances. The callable advances have all passed their initial call dates and are currently callable on a quarterly basis by the FHLB. While the FHLB may call the advances to be repaid for any reason, they are likely to be called if market interest rates, for borrowings of similar remaining term, are higher than the advances' stated rates on the call dates. We may repay the advances at any time with a prepayment penalty. Our aggregate remaining borrowing capacity under the FHLB secured lines of credit was $1.2 billion at March 31, 2011. As of March 31, 2011, approximately $3.0 billion of real estate and commercial loans and securities with a carrying value of $48.9 million were pledged to secure our FHLB advances. Additionally, the Bank had secured borrowing capacity from the Federal Reserve discount window of $380.3 million at March 31, 2011. The Bank also maintains unsecured lines of credit of $92.0 million with correspondent banks for the purchase of overnight funds; these lines are subject to availability of funds.

  Subordinated Debentures

        The Company had an aggregate amount of $129.5 million in subordinated debentures outstanding at March 31, 2011. These subordinated debentures were issued in seven separate series. Each issuance had a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us or entities we have acquired, which in turn issued trust preferred securities, which totaled $123.0 million at March 31, 2011. These trust preferred securities are considered Tier 1 capital for regulatory purposes.

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

        The proceeds of the subordinated debentures we originated were used primarily to fund several of our acquisitions and to augment regulatory capital. Interest payments made by the Company on subordinated debentures are considered dividend payments by the Federal Reserve Bank, or FRB. As such, notification to the FRB is required prior to our intent to pay such interest during any period in which our cumulative net earnings for previous four quarters are not sufficient to fund the interest payments due for those periods and the current period. Should the FRB object to payment of interest on the subordinated debentures, we would not be able to make the payments until approval is received.

        The following table summarizes the terms of each issuance of the subordinated debentures outstanding as of March 31, 2011:

Series	Date Issued	March 31, 2011 Amount	Maturity Date	Earliest Call Date by Company Without Penalty		Fixed or Variable Rate	Rate Index	Current Rate(2)	Next Reset Date
		(In thousands)
Trust CI	3/23/00	$10,310	3/8/30	3/8/20		Fixed	N/A	11.00%	N/A
Trust I	9/7/00	8,248	9/7/30	9/7/20		Fixed	N/A	10.60%	N/A
Trust V	8/15/03	10,310	9/17/33		(1)	Variable	3 month LIBOR + 3.10	3.41%	6/15/11
Trust VI	9/3/03	10,310	9/15/33		(1)	Variable	3 month LIBOR + 3.05	3.36%	6/13/11
Trust CII	9/17/03	5,155	9/17/33		(1)	Variable	3 month LIBOR + 2.95	3.26%	6/15/11
Trust VII	2/5/04	61,856	4/23/34		(1)	Variable	3 month LIBOR + 2.75	3.02%	7/28/11
Trust CIII	8/15/05	20,619	9/15/35		(1)	Variable	3 month LIBOR + 1.69	2.00%	6/13/11

Gross subordinated debentures		126,808
Unamortized premium(3)		2,690

Net subordinated debentures		$129,498

(1)
These debentures may be called without prepayment penalty.

(2)
As of April 28, 2011; excludes debt issuance costs.

(3)
This amount represents the fair value adjustment on trusts of acquired companies.

        As previously mentioned, the subordinated debentures were issued to trusts established by us, or entities we acquired, which in turn issued $123.0 million of trust preferred securities. These securities are included in our Tier I capital for purposes of determining the Company's Tier I and total risk-based capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company's banking regulator, promulgated a modification of the capital regulations affecting trust preferred securities that was effective March 31, 2011. According to the modification, the Company was

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 7—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS (Continued)

allowed to include in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less goodwill, net of any related deferred income tax liability. The regulations in effect through December 31, 2010 limited the amount of trust preferred securities that could be included in Tier I capital to 25% of the sum of core capital elements, without a deduction for permitted intangibles. As of March 31, 2011, all of the Company's capital ratios remained above the well-capitalized level after application of this regulatory change.

  Brokered Deposits

        Brokered deposits totaled $43.7 million at March 31, 2011 and are included in the interest-bearing deposits balance on the accompanying condensed consolidated balance sheets. Such amount represented customer deposits that were subsequently participated with other FDIC-insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits.

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

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit totaled $690.0 million and $723.1 million at March 31, 2011 and December 31, 2010, respectively.

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees expire within one year from the date of issuance. The Company generally requires collateral or other security to support financial instruments with credit risk. Standby letters of credit totaled $26.9 million and $23.7 million at March 31, 2011 and December 31, 2010, respectively.

        The Company has investments in low income housing project partnerships which provide the Company income tax credits, and in several small business investment companies. As of March 31, 2011, the Company had commitments to contribute capital to these entities totaling $7.4 million.

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

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        The following tables present information on the assets measured and recorded at fair value on a recurring and nonrecurring basis as of the date indicated:

	Fair Value Measurement as of March 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Measured on a Recurring Basis:
Securities available-for-sale:
Municipal securities	$7,558	$—	$7,558	$—
Government and government-sponsored entity residential mortgage-backed securities	825,177	—	825,177	—
Covered private label CMOs	52,132	—	—	52,132
Other securities	2,287	—	2,287	—

	$887,154	$—	$835,022	$52,132

Measured on a Nonrecurring Basis:
Non-covered impaired loans	$99,644	$—	$9,043	$90,601
Non-covered other real estate owned	1,801	—	198	1,603
Covered other real estate owned	5,184	—	3,878	1,306
SBA loan servicing asset	1,432	—	—	1,432

	$108,061	$—	$13,119	$94,942

        There were no significant transfers of assets between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2011.

        The following table presents gains and (losses) on assets measured on a nonrecurring basis for the period indicated:

Three Months Ended March 31, 2011
(In thousands)
Non-covered impaired loans	$(10,694)
Non-covered other real estate owned	(382)
Covered other real estate owned	(777)
SBA loan servicing asset	(70)

Total gain (loss) on assets measured on a nonrecurring basis	$(11,923)

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        The following table summarizes activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period indicated:

Covered Private Label CMOs (Level 3)
(In thousands)
Beginning as of January 1, 2011	$50,437
Total realized in earnings	610
Total unrealized in comprehensive income	3,185
Net settlements subsequent to acquisition	(2,100)

Balance as of March 31, 2011	$52,132

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

	March 31, 2011		December 31, 2010
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and due from banks	$88,634	$88,634	$82,170	$82,170
Interest-earning deposits in financial institutions	104,925	104,925	26,382	26,382
Securities available-for-sale	887,154	887,154	874,016	874,016
Investment in FHLB stock	52,857	52,857	55,040	55,040
Loans, net	3,818,523	3,806,968	3,970,978	3,960,244
Financial Liabilities:
Deposits	4,584,739	4,594,751	4,649,698	4,664,575
Borrowings	225,000	241,838	225,000	243,273
Subordinated debentures	129,498	134,782	129,572	135,876

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

        FHLB stock.    The fair value of FHLB stock is based on our recorded investment. In January 2009, the FHLB announced that it had suspended excess FHLB stock redemptions and dividend payments. Since this announcement, the FHLB has declared and paid cash dividends in 2010 and 2011, though at rates less than that paid in the past, and repurchased certain amounts of our excess stock. As a result of these actions, we evaluated the carrying value of our FHLB stock investment. Based on the FHLB's most recent publicly available financial results, its capital position and its bond ratings, we concluded such investment was not impaired at either March 31, 2011 or December 31, 2010.

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

        Non-covered impaired loans.    Non-covered impaired loans are measured and recorded at fair value on a non-recurring basis. All of our non-covered nonaccrual loans and restructured loans are considered impaired and are reviewed individually for the amount of impairment, if any. To the extent a loan is collateral dependent we measure such impaired loan based on the estimated fair value of the underlying collateral. The fair value of each loan's collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 2 measurement. When adjustments are made to an appraised value to reflect various factors such as the age of the appraisal or known changes in the market or the collateral, such valuation inputs are considered unobservable and the fair value measurement is categorized as a Level 3 measurement. The impaired loans categorized as Level 3 also include unsecured loans and other secured loans whose fair values are based significantly on unobservable inputs such as the strength of a guarantor, including an SBA government guarantee, cash flows discounted at the effective loan rate, and management's judgment. The loan balances shown in the above tables represent those nonaccrual and restructured loans for which impairment was recognized during the three months ended March 31, 2011. The amounts shown as losses represent, for the loan balances shown, the impairment recognized during the three months ended March 31, 2011. Of the $76.8 million of nonaccrual loans at March 31, 2011, loans totaling $7.6 million were written down to their fair values through charge-offs during the quarter. We recorded $1.3 million in losses on impaired loans for the three months ended March 31, 2011 for loans with a fair value of zero as of March 31, 2011. At March 31, 2011, the recorded investment in non-covered impaired loans with a related allowance was $144.9 million and the related allowance is $18.6 million.

        Other real estate owned.    The fair value of foreclosed real estate, both non-covered and covered, is generally based on estimated market prices from independently prepared current appraisals or negotiated sales prices with potential buyers, less estimated costs to sell; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement on a nonrecurring basis. As a matter of policy, appraisals are required annually and may be updated more frequently as circumstances require in the opinion of management. With the deterioration of real estate values during this economic downturn, appraisals have been obtained more regularly and as a result our Level 2 measurement is based on appraisals that are generally less than nine months old. When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value as a result of known changes in the market or the collateral and there is no observable market price, such valuation inputs result in a fair value measurement that is categorized as a Level 3 measurement. To the extent a negotiated sales price or reduced listing price represents a significant discount to an observable market price, such valuation input would result in a fair value measurement that is also considered a Level 3 measurement. The OREO losses shown above are write-downs based on either a recent appraisal obtained after foreclosure or an accepted purchase offer by an independent third party received after foreclosure.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        SBA servicing asset.    In accordance with ASC Topic 860, Accounting for Servicing of Financial Assets, the SBA servicing asset, included in other assets in the condensed consolidated balance sheets, is carried at its implied fair value of $1.4 million. The fair value of the servicing asset is estimated by discounting future cash flows using market-based discount rates and prepayment speeds. The discount rate is based on the current US Treasury yield curve, as published by the Department of the Treasury, plus a spread for the marketplace risk associated with these assets. We utilize estimated prepayment vectors using SBA prepayment information provided by Bloomberg for pools of similar assets to determine the timing of the cash flows. These nonrecurring valuation inputs are considered to be Level 3 inputs.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

  Limitations

        Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of March 31, 2011, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

NOTE 10—NET EARNINGS (LOSS) PER SHARE

        The following is a summary of the calculation of basic and diluted net earnings (loss) per share for the periods indicated:

	Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2010
	(In thousands, except per share data)
Basic Earnings (Loss) Per Share:
Net earnings (loss)	$10,676	$(7,688)	$(60,533)
Less: earnings allocated to unvested restricted stock(1)	(386)	(7)	(8)

Net earnings (loss) allocated to common shares	$10,290	$(7,695)	$(60,541)

Weighted-average basic shares and unvested restricted stock outstanding	36,801.7	36,686.7	35,607.8
Less: weighted-average unvested restricted stock outstanding	(1,347.6)	(1,280.2)	(1,245.7)

Weighted-average basic shares outstanding	35,454.1	35,406.5	34,362.1

Basic earnings (loss) per share	$0.29	$(0.22)	$(1.76)

Diluted Earnings (Loss) Per Share:
Net earnings (loss) allocated to common shares	$10,290	$(7,695)	$(60,541)

Weighted-average basic shares outstanding	35,454.1	35,406.5	34,362.1
Add: warrants outstanding	—	—	—

Weighted-average diluted shares outstanding	35,454.1	35,406.5	34,362.1

Diluted earnings (loss) per share	$0.29	$(0.22)	$(1.76)

(1)
Represents cash dividends paid to holders of unvested restricted stock, net of estimated forfeitures, plus undistributed earnings amount available to holders of unvested restricted stock, if any.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 11—STOCK COMPENSATION PLANS

  Restricted Stock

        At March 31, 2011, there were outstanding 906,437 shares of unvested time-based restricted common stock and 850,000 shares of unvested performance-based restricted common stock. The awarded shares of time-based restricted common stock vest over a service period of three to five years from date of the grant. The awarded shares of performance-based restricted common stock vest in full on the date the Compensation, Nominating and Governance, or CNG, Committee of the Board of Directors, as Administrator of the Company's 2003 Stock Incentive Plan, or the 2003 Plan, determines that the Company achieved certain financial goals established by the CNG Committee as set forth in the grant documents. Both time-based and performance-based restricted common stock vest immediately upon a change in control of the Company as defined in the 2003 Plan and upon death of the employee.

        In March 2011, the CNG awarded 350,000 shares of performance-based restricted common stock, which will expire on March 31, 2016 if the net earnings performance target is not met. Such restricted stock will vest upon a change in control, however, as defined in the 2003 Incentive Plan. We have determined that it is not probable at the present time that the net earnings performance target will be achieved. Accordingly, no expense is being recognized for these shares. If and when it becomes probable that the net earnings target will be achieved, a catch-up adjustment will be recorded and amortization will begin. The unearned compensation expense related to these shares is $7.2 million.

        Compensation expense related to awards of restricted stock is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. The vesting of performance-based restricted stock awards and recognition of related compensation expense may occur over a shorter vesting period if financial performance targets are achieved earlier than anticipated. In 2007, the amortization of certain performance-based restricted stock awards was suspended. In 2008 we concluded it was improbable that the financial targets would be met for the performance-based stock awards and we reversed the accumulated amortization on those awards. If and when the attainment of such performance targets is deemed probable in future periods, a catch-up adjustment will be recorded and amortization of such performance-based restricted stock will begin again. The total amount of unrecognized compensation expense related to all performance-based restricted stock for which amortization was suspended or never started totaled $33.8 million at March 31, 2011. The unvested performance-based restricted stock awarded in 2006 expires in 2013. The unvested performance-based restricted stock awarded in 2007 and 2008 expires in 2017. The unvested performance-based restricted stock awarded in 2011 expires in 2016. Restricted stock amortization totaled $2.0 million, $1.9 million and $2.3 million for the three months ended March 31, 2011, December 31, 2010, and March 31, 2010, respectively. Such amounts are included in compensation expense on the accompanying condensed consolidated statements of earnings (loss).

        The Company's 2003 Plan permits stock based compensation awards to officers, directors, key employees and consultants. The 2003 Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 5,000,000 shares of authorized but unissued Company common stock, subject to adjustments provided by the 2003 Plan. As of March 31, 2011, there were 618,643 shares available for grant under the 2003 Plan.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS

        In January 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-01, "Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20." ASU 2011-01 temporarily deferred the effective date for disclosures related to troubled debt restructurings in paragraphs 310-10-50-31 through 50-34 of ASU 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses," to be concurrent with the effective date of proposed guidance to be issued at a later date in identifying a troubled debt restructuring. This guidance was issued by the FASB in April 2011 as ASU 2011-02, "A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring." ASU 2011-02 clarifies the guidance in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a debt restructuring constitutes a troubled debt restructuring. ASU 2011-02 is effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. The troubled debt restructuring disclosure information required by paragraphs 310-10-50-33 through 50-34 of ASU 2010-20 is effective for the interim and annual period beginning on or after June 15, 2011. We have not as yet determined what effect, if any, adoption of this standard will have on our financial statements and related disclosures.

NOTE 13—SUBSEQUENT EVENTS

        We have evaluated events that have occurred subsequent to March 31, 2011 and have concluded there are no subsequent events that would require recognition or disclosure in the accompanying condensed consolidated financial statements.

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

        Pacific Western is a full-service commercial bank offering a broad range of banking products and services including: accepting time, money market, and demand deposits; originating loans, including commercial, real estate construction, SBA-guaranteed and consumer loans; and providing other business-oriented products. Although our operations are primarily located in Southern California, we expanded our presence in California's Central Coast with the FDIC-assisted acquisition of Los Padres Bank on August 20, 2010. The Bank focuses on conducting business with small to medium-sized businesses in our marketplace and the owners and employees of those businesses. The majority of our loans are secured by the real estate collateral of such businesses. We acquired through FDIC-assisted acquisitions three banking offices in the San Francisco Bay area and one office in Arizona. Our asset-based lending function operates in Arizona, California, Texas, and the Pacific Northwest.

        Pacific Western competes actively for deposits, and emphasizes solicitation of noninterest-bearing deposits. In managing the top line of our business, we focus on quality loan growth and loan yield, deposit cost, and net interest margin, as net interest income, on a year-to-date basis, accounts for 80% of our net revenues (net interest income plus noninterest income).

        During the three months ended March 31, 2011, our assets declined $58.5 million, or 1.1%, to $5.5 billion. This was primarily due to a decrease in our total loans of $152.5 million on a net basis, including a $103.4 million reduction in our non-covered loans. The loan portfolio continues to decline generally due to repayments, resolution activities, and low demand. The decline in total assets was offset partially by an increase of $85.0 million in cash and cash equivalents, which included a $78.6 million increase in overnight funds held at the Federal Reserve Bank. Additionally, investment securities available-for-sale grew $13.1 million due to the purchase of $71.1 million in government-sponsored entity pass-through securities, offset partially by principal reductions.

        During the three months ended March 31, 2011, our deposits declined $65.0 million, or 1.4%, to $4.6 billion. This was primarily due to a reduction of $118.1 million in time deposits, attributable primarily to maturities of brokered deposits and runoff of higher cost acquired time deposit accounts. The decline in deposits was offset partially by an increase of $53.1 million in core deposits, which include noninterest-bearing demand, interest checking, money market, and savings accounts. The growth in core deposits was driven by a $140.6 million increase in noninterest-bearing demand accounts to $1.6 billion at March 31, 2011, which represented 35% of total deposits at that date.

Key Performance Indicators

        Among other factors, our operating results depend generally on the following:

  The Level of Our Net Interest Income

        Net interest income is the excess of interest earned on our interest-earning assets over the interest paid on our interest-bearing liabilities. A sustained low interest rate environment combined with low loan growth and high levels of marketplace liquidity may lower both our net interest income and net interest margin going forward.

        Our primary interest-earning asset is loans. Our primary interest-bearing liabilities include deposits, borrowings, and subordinated debentures. We attribute our high net interest margin to our high level of noninterest-bearing deposits and low cost of deposits. While our deposit balances will fluctuate depending on deposit holders' perceptions of alternative yields available in the market, we attempt to minimize these variances by attracting a high percentage of noninterest-bearing deposits, which have no expectation of yield. At March 31, 2011, approximately 35% of our total deposits were noninterest-bearing.

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

  Loan Growth

        We generally seek new lending opportunities in the $500,000 to $10 million range, try to limit loan maturities for commercial loans to one year, for construction loans up to 18 months, and for commercial real estate loans up to ten years, and to price lending products so as to preserve our interest spread and net interest margin. We sometimes encounter strong competition in pursuing lending opportunities such that potential borrowers obtain loans elsewhere at lower rates than those we offer. We have continued to reduce our exposure to residential construction and foreign loans, including limiting the amount of new loans in these categories. Our ability to make new loans is dependent on economic factors in our market area, borrower qualifications, competition, and liquidity, among other items. Loan growth has been affected by weak demand in Southern California. We continue to seek out quality loan opportunities.

  The Magnitude of Credit Losses

        We stress credit quality in originating and monitoring the loans we make and measure our success by the levels of our nonperforming assets, net charge-offs and allowance for credit losses. Our allowance for credit losses is the sum of our allowance for loan losses and our reserve for unfunded loan commitments and relates only to our non-covered loans. Provisions for credit losses are charged to operations as and when needed for both on and off balance sheet credit exposure. Loans which are deemed uncollectible are charged off and deducted from the allowance for loan losses. Recoveries on loans previously charged off are added to the allowance for loan losses. During the three months ended March 31, 2011, we made a provision for credit losses totaling $13.5 million composed of $7.8 million on non-covered loans and $5.7 million on covered loans. The provision for credit losses on the non-covered loan portfolio was based on our allowance methodology and reflected net charge-offs, the levels and trends of nonaccrual and classified loans, and the migration of loans into various risk classifications. The provision for credit losses on the covered loan portfolio reflected decreases in expected cash flows on covered loans compared to those previously estimated.

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

        The consolidated operating efficiency ratios have been as follows:

Three Months Ended:	Efficiency Ratio
March 31, 2011	56.4%
December 31, 2010	67.4%
September 30, 2010	60.8%
June 30, 2010	61.4%
March 31, 2010	63.8%

        The decline in the efficiency ratio for the first quarter of 2011 reflects lower noninterest expense for that period. This was due mostly to decreases in compensation expense, covered OREO costs, and other expense for the first quarter of 2011 compared to the fourth quarter of 2010. Compensation expense decreased due mainly to a higher discretionary bonus accrual in the prior quarter. Covered OREO costs decreased due principally to a gain on sale of one commercial real estate property during the current quarter. Other expense declined due mostly to a penalty recorded in the prior quarter for the early repayment of $50 million in FHLB advances; there was no similar expense item in the current quarter.

        The increase in the efficiency ratio for the fourth quarter of 2010 was due mostly to lower FDIC loss sharing income as covered loan credit costs declined and certain covered loans, which are carried at a discount, were resolved at amounts above their carrying values.

Critical Accounting Policies

        The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowances for credit losses and the carrying values of intangible assets and deferred income tax assets. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations

  Non-GAAP Measurements

        Certain discussion in this Form 10-Q contains non-GAAP financial disclosures for tangible common equity and pre-credit, pre-tax earnings. The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company's operational performance and to enhance investors' overall understanding of such financial performance. Given the use of tangible capital amounts and ratios is prevalent among banking regulators, investors and analysts, we disclose our tangible capital ratios in addition to equity-to-assets ratios. Also, as analysts and investors view pre-credit, pre-tax earnings as an indicator of the Company's ability to absorb credit losses, we disclose this amount in addition to net earnings. The methodology of determining tangible common equity and pre-credit, pre-tax earnings may differ among companies.

        These non-GAAP financial measures are presented for supplemental informational purposes only for understanding the Company's operating results and should not be considered a substitute for financial information presented in accordance with United States generally accepted accounting principles (GAAP). The following table presents performance amounts and ratios in accordance with

GAAP and a reconciliation of the non-GAAP financial measurements to the GAAP financial measurements.

GAAP to Non-GAAP Reconciliations	March 31, 2011	December 31, 2010	March 31, 2010
	(Dollars in thousands)
PacWest Bancorp Consolidated:
Net earnings (loss)	$10,676	$(7,688)	$(60,533)
Plus: Total provision for credit losses	13,547	37,411	133,227
Other real estate owned expense (income):
Non-covered	703	1,093	8,441
Covered	(2,578)	699	2,169
Income tax expense (benefit)	7,742	(5,841)	(43,972)
Less: FDIC loss sharing income (expense), net	1,667	(1,277)	16,172

Pre-credit, pre-tax earnings	$28,423	$26,951	$23,160

Stockholders' equity	$491,360	$478,797	$474,844
Less: intangible assets	70,287	73,144	30,872

Tangible common equity	$421,073	$405,653	$443,972

Total assets	$5,470,517	$5,529,021	$5,203,217
Less: intangible assets	70,287	73,144	30,872

Tangible assets	$5,400,230	$5,455,877	$5,172,345

Equity to assets ratio	8.98%	8.66%	9.13%
Tangible common equity ratio(1)	7.80%	7.44%	8.58%
Pacific Western Bank:
Stockholder's equity	$584,418	$570,118	$559,909
Less: intangible assets	70,287	73,144	30,872

Tangible common equity	$514,131	$496,974	$529,037

Total assets	$5,453,971	$5,513,601	$5,192,003
Less: intangible assets	70,287	73,144	30,872

Tangible assets	$5,383,684	$5,440,457	$5,161,131

Equity to assets ratio	10.72%	10.34%	10.78%
Tangible common equity ratio(1)	9.55%	9.13%	10.25%

(1)
Calculated as tangible common equity divided by tangible assets.

  Earnings Performance

        Summarized financial information for the periods indicated are as follows:

	Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2010
	(Dollars in thousands, except per share data)
Earnings Summary:
Interest income	$74,657	$77,898	$68,995
Interest expense	(8,919)	(9,378)	(10,972)

Net interest income	65,738	68,520	58,023

Provision for credit losses:
Non-covered loans	(7,800)	(35,315)	(112,527)
Covered loans	(5,747)	(2,096)	(20,700)

Total provision for credit losses	(13,547)	(37,411)	(133,227)

FDIC loss sharing income (expense), net	1,667	(1,277)	16,172
Other noninterest income	5,959	5,925	5,097
Noninterest expense	(41,399)	(49,286)	(50,570)
Income tax (expense) benefit	(7,742)	5,841	43,972

Net earnings (loss)	$10,676	$(7,688)	$(60,533)

Profitability Measures:
Earnings (loss) per share:
Basic	$0.29	$(0.22)	$(1.76)
Diluted	$0.29	$(0.22)	$(1.76)
Annualized return (loss) on:
Average assets	0.79%	(0.53)%	(4.70)%
Average equity	8.97%	(6.15)%	(48.54)%
Net interest margin	5.34%	5.21%	4.90%
Efficiency ratio	56.4%	67.4%	63.8%

  First Quarter of 2011 Compared to Fourth Quarter of 2010

        Net earnings for the first quarter of 2011 were $10.7 million, or $0.29 per diluted share, compared to a net loss of $7.7 million, or $0.22 per diluted share, for the fourth quarter of 2010. The $18.4 million increase in net earnings for the linked quarters was due mostly to a lower credit loss provision and lower noninterest expense. The provision for credit losses on the non-covered loans for the fourth quarter of 2010 included $14.3 million attributed to the sale in December 2010 of $74.9 million in non-covered classified loans for $54.0 million in cash.

  First Quarter of 2011 Compared to First Quarter of 2010

        Net earnings for the first quarter of 2011 increased $71.2 million from the net loss of $60.5 million, or $1.76 per diluted share, for the first quarter of 2010 due primarily to a lower credit loss provision. The provision for credit losses on the non-covered loans for the first quarter of 2010 included $71.4 million attributed to the sale in February 2010 of $323.6 million in non-covered classified loans for $200.6 million in cash.

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

	Three Months Ended
	March 31, 2011			December 31, 2010			March 31, 2010
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans, net of unearned income(1)(2)	$3,992,204	$66,781	6.78%	$4,216,088	$70,597	6.64%	$4,122,853	$63,745	6.27%
Investment securities(1)	913,613	7,819	3.47%	886,392	7,222	3.23%	469,732	5,121	4.42%
Deposits in financial institutions	89,248	57	0.26%	116,721	79	0.27%	206,887	129	0.25%

Total interest-earning assets	4,995,065	$74,657	6.06%	5,219,201	$77,898	5.92%	4,799,472	$68,995	5.83%

Other assets	515,717			531,829			418,517

Total assets	$5,510,782			$5,751,030			$5,217,989

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest checking deposits	$495,950	$268	0.22%	$494,313	$272	0.22%	$434,446	$393	0.37%
Money market deposits	1,240,524	1,734	0.57%	1,305,199	1,954	0.59%	1,166,688	2,868	1.00%
Savings deposits	141,027	69	0.20%	139,228	70	0.20%	110,564	58	0.21%
Time deposits	1,167,468	3,885	1.35%	1,327,869	3,732	1.12%	1,045,417	3,570	1.38%

Total interest-bearing deposits	3,044,969	5,956	0.79%	3,266,609	6,028	0.73%	2,757,115	6,889	1.01%
Borrowings	227,122	1,744	3.11%	272,848	2,113	3.07%	445,754	2,668	2.43%
Subordinated debentures	129,545	1,219	3.82%	129,621	1,237	3.79%	129,780	1,415	4.42%

Total interest-bearing liabilities	3,401,636	$8,919	1.06%	3,669,078	$9,378	1.01%	3,332,649	$10,972	1.34%

Noninterest-bearing demand deposits	1,582,720			1,538,748			1,332,862
Other liabilities	43,501			47,002			46,756

Total liabilities	5,027,857			5,254,828			4,712,267
Stockholders' equity	482,925			496,202			505,722

Total liabilities and stockholders' equity	$5,510,782			$5,751,030			$5,217,989

Net interest income		$65,738			$68,520			$58,023

Net interest rate spread			5.00%			4.91%			4.49%
Net interest margin			5.34%			5.21%			4.90%

(1)
Includes nonaccrual loans and loan fees.

(2)
Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

  First Quarter of 2011 Compared to Fourth Quarter of 2010

        Net interest income was $65.7 million for the first quarter of 2011 compared to $68.5 million for the fourth quarter of 2010. The $2.8 million decline was due mostly to a $3.2 million reduction in interest income attributable to lower average loans as a result of the $74.9 million classified loan sale in the fourth quarter and the continued decrease in the loan portfolio from loan payoffs. Partially offsetting the decline in net interest income was a reduction in interest expense of $459,000 due mainly to the early repayment of $50 million in FHLB advances during the fourth quarter of 2010.

        Our net interest margin for the first quarter of 2011 was 5.34%, an increase of 13 basis points from the 5.21% posted for the fourth quarter of 2010. The yield on average loans was 6.78% for the first quarter of 2011 compared to 6.64% for the prior quarter. The loan yield, earning asset yield and net interest margin are all affected by loans being placed on or removed from nonaccrual status and the acceleration of purchase discounts on covered loan disposals; the net interest margin for the first quarter of 2011 and fourth quarter of 2010 was positively impacted by 22 and 16 basis points, respectively, from the combination of these items. The cost of interest-bearing deposits and all-in deposit cost increased six and two basis points to 0.79% and 0.52%, respectively, due mostly to an increase in the cost of time deposits. The cost of time deposits increased primarily from lower discount accretion on certain acquired time deposits, the maturities of brokered deposits having a lower rate than the overall time deposit rate, and an increase in the average remaining life of the time deposit portfolio.

  First Quarter of 2011 Compared to First Quarter of 2010

        Net interest income grew $7.7 million during the first quarter of 2011 compared to the same quarter of 2010. The increase was due to higher interest income of $5.7 million and lower interest expense of $2.0 million. The growth in interest income was attributable to a higher yield on average loans and a higher average balance of investment securities due to the purchases of securities during 2011 and 2010 to deploy excess cash. Interest expense declined primarily due to a lower rate on average deposits and a reduction in average borrowings.

        The net interest margin grew 44 basis points to 5.34% for the first quarter of 2011 compared to 4.90% for the same period last year. The increase was due mostly to a higher yield on average loans and lower interest expense as described above. The yield on average loans grew 51 basis points to 6.78% for the first quarter of 2011 from 6.27% from the first quarter of 2010. The cost of interest-bearing deposits and all-in deposit cost decreased 22 and 16 basis points to 0.79% and 0.52%, respectively.

  Provision for Credit Losses.

        The following table sets forth the details of the provision for credit losses and allowance for credit losses data for the periods indicated:

	Three Months Ended
	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(In thousands)
Provision For Credit Losses:
Addition to allowance for loan losses	$7,800	$34,390	$17,271	$14,345	$112,872
Addition (reduction) to reserve for unfunded loan commitments	—	925	(221)	(245)	(345)

Total provision for non-covered loans	7,800	35,315	17,050	14,100	112,527
Provision for covered loans	5,747	2,096	7,400	8,850	20,700

Total provision for credit losses	$13,547	$37,411	$24,450	$22,950	$133,227

Allowance for Credit Losses Data:
Net charge-offs on non-covered loans	$7,889	$32,231	$9,240	$12,045	$145,426
Charge-offs on non-covered loans sold	—	20,942	—	—	123,705
Annualized net charge-off ratios:
Net charge-offs to non-covered average loans	1.03%	3.90%	1.09%	1.50%	16.81%
Net charge-offs, excluding charge-offs on loans sold, to non-covered average loans	1.03%	1.37%	1.09%	1.50%	2.51%
At Period End:
Allowance for loan losses	$98,564	$98,653	$96,494	$88,463	$86,163
Allowance for credit losses	104,239	104,328	101,244	93,434	91,379
Allowance for credit losses to non-covered loans, net of unearned income	3.41%	3.30%	3.05%	2.93%	2.81%
Allowance for credit losses to non-covered nonaccrual loans	135.6%	110.8%	95.9%	86.3%	91.5%

        The amount of the provision for credit losses in a reporting period is a charge against earnings in that reporting period. We have a provision for credit losses on our non-covered loans and a provision for credit losses on our covered loans. The provision for credit losses on our non-covered loans is based on our allowance methodology and is an expense that, in our judgment, is required to maintain the adequacy of the allowance for loan losses and the reserve for unfunded loan commitments. Our allowance methodology reflects net charge-offs and the levels and trends of nonaccrual and classified loans and the migration of loans into various risk classifications. The provision for credit losses on our covered loans reflects decreases in expected cash flows on covered loans compared to those previously estimated.

        We made provisions for credit losses totaling $13.5 million during the first quarter of 2011 compared to $37.4 million for the fourth quarter of 2010 and $133.2 million for the first quarter of 2010. The provision related to non-covered loans totaled $7.8 million for the first quarter of 2011; this compares to $35.3 million for the fourth quarter of 2010, which included $14.3 million attributed to the December 2010 classified loan sale, and $112.5 million for the first quarter of 2010, which included $71.4 million attributed to the February 2010 classified loan sale. Net non-covered loan charge-offs were $7.9 million for the first quarter of 2011; this compares to $32.2 million for the fourth quarter of

2010 and $145.4 million for the first quarter of 2010. The fourth and first quarters of 2010 included charge-offs from the classified loans sold during those quarters of $20.9 million and $123.7 million, respectively.

        The allowance for credit losses on non-covered loans was $104.2 million as of March 31, 2011 and represented 3.41% of the non-covered loan balances at that date. This compares to an allowance for credit losses on non-covered loans of $104.3 million, or 3.30% of non-covered loans, as of December 31, 2010 and an allowance for credit losses on non-covered loans of $91.4 million, or 2.81% of non-covered loans, as of March 31, 2010. The economic downturn has negatively impacted our borrowers and the collateral values underlying our loans. A protracted economic down cycle will increase the stress on our loan portfolio and we may experience increased levels of charge-offs and provisions and may maintain a higher level of allowance for credit losses.

        During the first quarter of 2011, we recorded a $5.7 million provision for credit losses on the covered loan portfolio based on current quarter analysis of acquired loans, which indicated a decrease in expected cash flows from previous estimates. Under the terms of our loss sharing agreements with the FDIC, the FDIC will absorb 80% of the losses on the covered loans. As a result, we recorded $4.6 million in FDIC loss sharing income related to this provision.

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

  Noninterest Income.

        The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2010
	(In thousands)
Service charges on deposit accounts	$3,558	$3,305	$2,729
Other commissions and fees	1,720	1,896	1,790
Other-than-remporary impairment loss on securities	—	—	—
Increase in cash surrender value of life insurance	379	320	398
FDIC loss sharing income (expense), net	1,667	(1,277)	16,172
Other income	302	404	180

Total noninterest income	$7,626	$4,648	$21,269

  First Quarter of 2011 Compared to Fourth Quarter of 2010 and First Quarter of 2010

        Noninterest income for the first quarter of 2011 totaled $7.6 million compared to $4.6 million for the fourth quarter of 2010 and $21.3 million for the first quarter of 2010. The $3.0 million increase in noninterest income for the first quarter of 2011 compared to the prior quarter was due mostly to higher FDIC loss sharing income stemming from higher credit-related net costs on covered loans and OREO. Contributing to the growth in noninterest income was an increase in service charges on deposit accounts attributable to mid-quarter increases in rates charged for certain deposit services. The $13.6 million decline in noninterest income for the first quarter of 2011 compared to the same period last year was due primarily to the $14.5 million reduction in FDIC loss sharing income, net, attributable to a decrease in credit-related net costs on covered loans and OREO. Service charges on deposit accounts increased due to both the increase in service charge rates implemented during the fourth quarter of 2010 and the first quarter of 2011 and a higher number of accounts as a result of the Los Padres acquisition and organic growth.

  Noninterest Expense

        The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2010
	(Dollars in thousands)
Compensation	$21,929	$23,944	$19,411
Occupancy	6,983	7,233	6,958
Data processing	2,475	2,556	1,969
Other professional services	2,296	1,833	1,998
Business development	569	570	667
Communications	859	919	804
Insurance and assessments	2,337	2,369	2,274
Non-covered other real estate owned, net	703	1,093	8,441
Covered other real estate owned, net	(2,578)	699	2,169
Intangible asset amortization	2,307	2,360	2,424
Other expense	3,519	5,710	3,455

Total noninterest expense	$41,399	$49,286	$50,570

Efficiency ratio	56.4%	67.4%	63.8%

  First Quarter of 2011 Compared to Fourth Quarter of 2010

        Noninterest expense totaled $41.4 million for the first quarter of 2011 compared to $49.3 million for the fourth quarter of 2010. The $7.9 million decline was due mostly to decreases in compensation expense, covered OREO costs, and other expense. Compensation expense decreased by $2.0 million, due mostly to a higher discretionary bonus accrual in the prior quarter. Covered OREO costs decreased by $3.3 million due principally to a gain on sale of one commercial real estate property during the current quarter. Other expense declined by $2.2 million due mostly to a $1.9 million penalty recorded in the prior quarter for the early repayment of $50 million in FHLB advances; there was no similar expense item in 2011. We consolidated five acquired Los Padres branches into nearby branch locations in February 2011 contributing to the lower occupancy costs.

        Noninterest expense includes amortization of time-based restricted stock, which is included in compensation, and intangible asset amortization, which is for core deposit and customer relationship intangible assets. Amortization of restricted stock totaled $2.0 million for the first quarter of 2011 compared to $1.9 million for the fourth quarter of 2010. Intangible asset amortization totaled $2.3 million and $2.4 million for the first quarter of 2011 and fourth quarter of 2010, respectively.

  First Quarter of 2011Compared to First Quarter of 2010

        Noninterest expense declined $9.2 million for the first quarter of 2011 compared to the same period of 2010 due mostly to lower OREO costs of $12.4 million. Non-covered OREO costs decreased by $7.7 million due primarily to lower write-downs. Covered OREO costs decreased by $4.7 million due mostly to higher gains on sale and lower write-downs. Generally, all of the other expense categories increased reflecting the additional overhead associated with the Los Padres acquisition.

  Income Taxes

        The effective tax rate for the first quarter of 2011 was 42.0% compared to 43.2% for the fourth quarter of 2010. The difference in effective tax rates between the periods relates mainly to the level of tax credits and tax deductions and the amount of tax exempt income recorded.

Balance Sheet Analysis

  Non-Covered Loans

        The following table presents the balance of each major category of non-covered loans at the dates indicated:

	March 31, 2011		December 31, 2010		September 30, 2010		June 30, 2010
Loan Category	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Domestic:
Real estate mortgage	$2,172,923	71%	$2,274,733	72%	$2,368,943	71%	$2,229,331	70%
Commercial	667,401	22	663,557	21	708,329	21	709,075	22
Real estate construction	176,758	5	179,479	5	192,595	6	194,181	6
Consumer	21,815	1	25,058	1	28,328	1	30,323	1
Foreign:
Commercial	21,808	1	21,057	1	22,948	1	25,309	1
Other, including real estate	1,488	—	1,551	—	1,595	—	1,637	—

Total gross non-covered loans	3,062,193	100%	3,165,435	100%	3,322,738	100%	3,189,856	100%

Less: unearned income	(4,539)		(4,380)		(4,329)		(4,831)
Less: allowance for loan losses	(98,564)		(98,653)		(96,494)		(88,463)

Total net non-covered loans	$2,959,090		$3,062,402		$3,221,915		$3,096,562

        Gross non-covered loans declined $103.2 million during the first quarter of 2011. Real estate mortgage loans and real estate construction loans decreased $101.8 million and $2.7 million, respectively, while commercial loans increased $3.8 million. The non-covered loan portfolio continues to decline as a result of repayments, foreclosures, charge-offs and the stagnant economy which causes both a low demand for loans and fewer acceptable lending opportunities.

        The following table presents the composition of our non-covered real estate mortgage loan portfolio:

	March 31, 2011		December 31, 2010
Loan Category	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$393,000	18.1%	$432,263	19.0%
Retail	337,149	15.5%	374,027	16.4%
Office buildings	332,233	15.3%	350,192	15.4%
Owner-occupied	276,631	12.7%	263,603	11.6%
Hotel	149,928	6.9%	156,614	6.9%
Healthcare	106,061	4.9%	102,227	4.5%
Mixed use	57,624	2.7%	57,230	2.5%
Gas station	36,227	1.7%	38,502	1.7%
Self storage	26,312	1.2%	26,432	1.2%
Restaurant	24,166	1.1%	26,463	1.2%
Land acquisition/development	9,602	0.4%	9,649	0.4%
Unimproved land	1,519	0.1%	1,494	0.1%
Other	248,558	11.4%	250,068	11.0%

Total commercial real estate mortgage	1,999,010	92.0%	2,088,764	91.8%

Residential real estate mortgage:
Multi-family	75,775	3.5%	81,880	3.6%
Single family owner-occupied	37,230	1.7%	38,025	1.7%
Single family nonowner-occupied	23,070	1.1%	26,618	1.2%
HELOCs	37,838	1.7%	38,823	1.7%
Unimproved land	—	0.0%	623	0.0%

Total residential real estate mortgage	173,913	8.0%	185,969	8.2%

Total gross non-covered real estate mortgage loans	$2,172,923	100.0%	$2,274,733	100.0%

        The largest subset of the "Other" commercial real estate mortgage category is for fixed base operators at airports with a balance of $38.4 million, or 15.4% of the total in "Other".

        The following table presents the composition of our non-covered real estate construction loan portfolio:

	March 31, 2011		December 31, 2011
Loan Category	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial real estate construction:
Retail	$21,129	12.0%	$20,378	11.4%
Industrial/warehouse	7,987	4.5%	11,329	6.3%
Office buildings	11,131	6.3%	3,805	2.1%
Owner-occupied	2,000	1.1%	2,000	1.1%
Healthcare	—	0.0%	4,305	2.4%
Self storage	19,151	10.8%	13,191	7.3%
Land acquisition/development	34,963	19.8%	16,983	9.5%
Unimproved land	33,870	19.2%	26,032	14.5%
Other	4,499	2.5%	9,062	5.0%

Total commercial real estate construction	134,730	76.2%	107,085	59.7%

Residential real estate construction:
Multi-family	23,296	13.2%	26,474	14.8%
Single family owner-occupied	9	0.0%	—	0.0%
Single family nonowner-occupied	1,055	0.6%	1,026	0.6%
Land acquisition/development	3,240	1.8%	1,482	0.8%
Unimproved land	14,428	8.2%	43,412	24.2%

Total residential real estate construction	42,028	23.8%	72,394	40.3%

Total gross non-covered real estate construction loans	$176,758	100.0%	$179,479	100.0%

  Covered Loans

        The following table presents the composition of our covered loans as of the dates indicated:

Loan Category	March 31, 2011	December 31, 2010
	(In thousands)
Multi-family	$299,832	$321,650
Commercial real estate	430,160	444,244
Single family	151,281	157,424
Construction and land	82,992	87,301
Commercial and industrial	24,583	34,828
Home equity lines of credit	5,811	5,916
Consumer	724	1,378

Total gross covered loans	995,383	1,052,741
Less: discount	(106,512)	(110,901)

Covered loans, net of discount	888,871	941,840
Less: allowance for loan losses	(29,438)	(33,264)

Covered loans, net	$859,433	$908,576

        The above loans are subject to a loss sharing agreements with the FDIC under which we will be reimbursed for a substantial portion of any future losses on them. Under the terms of the Los Padres loss sharing agreement, the FDIC will absorb 80% of losses and receive 80% of loss recoveries on covered assets. The loss sharing arrangement for single family and commercial (non-single family) covered assets is in effect for 10 years and 5 years, respectively, from the August 20, 2010 acquisition date and the loss recovery provisions are in effect for 10 years and 8 years, respectively, from the acquisition date. Under the terms of the Affinity loss sharing agreement, the FDIC will absorb 80% of losses and receive 80% of loss recoveries on the first $234 million of losses on covered assets and absorb 95% of losses and receive 95% of loss recoveries on covered assets exceeding $234 million. The loss sharing agreement is in effect for 5 years for commercial assets (non-residential loans, OREO, and certain securities) and 10 years for residential loans from the August 28, 2009 acquisition date. The loss recovery provisions are in effect for 8 years for commercial assets and 10 years for residential loans from the acquisition date.

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

        At March 31, 2011, the allowance for credit losses on non-covered loans totaled $104.2 million, a $100,000 decrease from the allowance at December 31, 2010 and was comprised of the allowance for loan losses of $98.5 million and the reserve for unfunded loan commitments of $5.7 million. During the three months ended March 31, 2011, the Company recorded $7.9 million in net charge-offs and a provision for credit losses of $7.8 million.

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

        Impaired loans are identified at each reporting date based on certain criteria and individually reviewed for impairment. A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan agreement. We measure impairment of a loan based upon the fair value of the loan's collateral if the loan is collateral dependent or the present value of cash flows, discounted at the loan's effective interest rate, if the loan is not collateral-dependent. The impairment amount on a collateral-dependent loan is charged-off to the allowance and the impairment amount on a loan that is not collateral-dependent is set up as a specific reserve. Increased charge-offs or additions to specific reserves generally result in increased provisions for credit losses.

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

        For further information on classified loans, see Note 4 of the Notes to Consolidated Financial Statements contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

        The allowance amounts for "pass" rated loans and those loans adversely classified, which are not reviewed individually, are determined using historical loss rates developed through migration analysis. The migration analysis is updated quarterly based on historic losses and movement of loans between ratings. As a result of this migration analysis and its quarterly updating, the increases we experienced in both charge-offs and adverse classifications resulted in increased loss factors

        Finally, in order to ensure our allowance methodology is incorporating recent trends and economic conditions, we apply environmental and general economic factors to our allowance methodology including: credit concentrations; delinquency trends; economic and business conditions; the quality of lending management and staff; lending policies and procedures; loss and recovery trends; nature and volume of the portfolio; nonaccrual and problem loan trends; usage trends of unfunded commitments; and other adjustments for items not covered by other factors.

        We recognize the determination of the allowance for loan losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform sensitivity analyses to provide insight regarding the impact adverse changes in credit risk ratings may have on our allowance for loan losses. The sensitivity analyses have inherent limitations and are based on various assumptions as of a point in time and, accordingly, it is not necessarily representative of the impact loan risk rating changes may have on the allowance for loan losses. At March 31, 2011, in the event that 1% of our non-covered loans were downgraded one credit risk rating category for each category (e.g., 1% of the "pass" category moved to the "special mention" category, 1% of the "special mention"

category moved to "substandard" category, and 1% of the "substandard" category moved to the "doubtful" category within our current allowance methodology), the allowance for credit losses would have increased by approximately $2.1 million. In the event that 5% of our non-covered loans were downgraded one credit risk category, the allowance for credit losses would increase by approximately $10.6 million. Given current processes employed by the Company, management believes the credit risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different conclusions that could be significant to the Company's financial statements. In addition, current credit risk ratings are subject to change as we continue to review loans within our portfolio and as our borrowers are impacted by economic trends within their market areas.

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

        The following table presents information regarding the allowance for credit losses on non-covered loans as of the dates indicated:

	March 31, 2011	December 2010	March 31, 2010
	(Dollars in thousands)
Allowance for loan losses	$98,564	$98,653	$86,163
Reserve for unfunded loan commitments	5,675	5,675	5,216

Total allowance for credit losses	$104,239	$104,328	$91,379

Allowance for credit losses to loans, net of unearned income	3.41%	3.30%	2.81%
Allowance for credit losses to nonaccrual loans	135.6%	110.8%	91.5%
Allowance for credit losses to nonperforming assets	83.2%	87.1%	70.5%

        The following table presents the changes in our allowance for credit losses on non-covered loans for the periods indicated:

	Three Months Ended March 31, 2011	Three Months Ended December 31, 2010	Year Ended December 31, 2010	Three Months Ended March 31, 2010
	(In thousands)
Allowance for credit losses, beginning of period	$104,328	$101,244	$124,278	$124,278
Provision for credit losses	7,800	35,315	178,992	112,527
Net charge-offs	(7,889)	(32,231)	(198,942)	(145,426)

Allowance for credit losses, end of period	$104,239	$104,328	$104,328	$91,379

        The following table presents the changes in our reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended March 31, 2011	Three Months Ended December 31, 2010	Year Ended December 31, 2010	Three Months Ended March 31, 2010
	(In thousands)
Reserve for unfunded loan commitments, beginning of period	$5,675	$4,750	$5,561	$5,561
Provision (reversal)	—	925	114	(345)

Reserve for unfunded loan commitments, end of period	$5,675	$5,675	$5,675	$5,216

        The following table presents the changes in our allowance for loan losses on non-covered loans for the periods indicated:

	Three Months Ended March 31, 2011	Three Months Ended December 31, 2010	Year Ended December 31, 2010	Three Months Ended March 31, 2010
	(Dollars in thousands)
Allowance for loan losses, beginning of period	$98,653	$96,494	$118,717	$118,717
Loans charged off:
Real estate mortgage	(1,212)	(22,591)	(117,029)	(82,849)
Real estate construction	(4,645)	(1,476)	(63,590)	(55,741)
Commercial	(3,121)	(7,311)	(18,548)	(8,139)
Consumer	(160)	(1,469)	(3,749)	(58)
Foreign	—	(193)	(306)	—

Total loans charged off	(9,138)	(33,040)	(203,222)	(146,787)

Recoveries on loans charged off:
Real estate mortgage	97	25	1,222	180
Real estate construction	92	—	708	681
Commercial	617	591	1,652	488
Consumer	411	193	565	12
Foreign	32	—	133	—

Total recoveries on loans charged off	1,249	809	4,280	1,361

Net charge-offs	(7,889)	(32,231)	(198,942)	(145,426)
Provision for loan losses	7,800	34,390	178,878	112,872

Allowance for loan losses, end of period	$98,564	$98,653	$98,653	$86,163

Net charge-offs excluding charge-offs from classified loan sale	$7,889	$11,289	$54,295	$21,721
Ratios(1):
Allowance for loan losses to loans, net (end of period)	3.22%	3.12%	3.12%	2.65%
Allowance for loan losses to nonaccrual loans (end of period)	128.26%	104.75%	104.75%	86.23%
Annualized net charge-offs to average loans	1.03%	3.90%	5.94%	16.81%
Annualized net charge-offs to average loans excluding charge-offs from classified loan sale	1.03%	1.37%	1.62%	2.51%

(1)
Ratios apply only to non-covered loans.

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

        The covered loans are subject to our internal and external credit review. If deterioration in the expected cash flows results in a reserve requirement, a provision for credit losses is charged to earnings without regard to the FDIC loss sharing agreement. The portion of the estimated loss reimbursable from the FDIC will be recorded in FDIC loss sharing income and will increase the FDIC loss sharing asset. For acquired impaired loans, the allowance for loan losses is measured at the end of each financial reporting period based on expected cash flows. Decreases in the amount and changes in the timing of expected cash flows on the acquired impaired loans as of the financial reporting date compared to those previously estimated are usually recognized by recording a provision for credit losses on such covered loans. Acquired covered loans not accounted for as impaired loans totaled $28.1 million at March 31, 2011 and are subject to our allowance for credit loss methodology. Although we estimate the required allowance for credit losses similarly to the methodology used for originated loans, we record a provision for such loan losses only when the reserve requirement exceeds any remaining credit discount on these covered loans.

        The following table presents the changes in our allowance for credit losses on covered loans for the periods indicated:

	Three Months Ended March 31, 2011	Three Months Ended December 31, 2010	Year Ended December 31, 2010	Three Months Ended March 31, 2010
	(In thousands)
Allowance for credit losses on covered loans, beginning of period	$33,264	$40,179	$18,000	$18,000
Provision	5,747	2,096	39,046	20,700
Charge-offs, net	(9,573)	(9,011)	(23,782)	(6,686)

Allowance for credit losses on covered loans, end of period	$29,438	$33,264	$33,264	$32,014

  Non-Covered Nonperforming Assets

        The following table presents non-covered nonperforming assets information:

	March 31, 2011	December 31, 2010	March 31, 2010
	(Dollars in thousands)
Nonaccrual loans(1)	$76,849	$94,183	$99,920
Other real estate owned(1)	48,367	25,598	29,643

Total nonperforming assets	$125,216	$119,781	$129,563

Performing restructured loans(1)	$71,669	$89,272	$68,127
Nonperforming assets ratio(1)(2)	4.03%	3.76%	3.95%
Nonaccrual loans to loans, net of unearned income(1)	2.51%	2.98%	3.07%

(1)
Excludes covered loans and covered OREO from the Los Padres and Affinity acquisitions.

(2)
Nonperforming assets ratio is calculated as nonaccrual loans and OREO divided by total loans and OREO.

        Non-covered nonperforming assets include non-covered nonaccrual loans and non-covered OREO and totaled $125.2 million at March 31, 2011 compared to $119.8 million at December 31, 2010. The $5.4 million increase in non-covered nonperforming assets is due primarily to a higher non-covered OREO balance at March 31, 2011. During the first quarter of 2011, two non-covered nonaccrual loans with an aggregate balance of $23.0 million secured by the same undeveloped land located in Ventura County were foreclosed and transferred to non-covered OREO. The increase in the nonperforming assets ratio to 4.03% at March 31, 2011 from 3.76% at December 31, 2010 resulted from the higher non-covered OREO balance.

        Non-covered nonaccrual loans declined $17.3 million during the first quarter and were attributable to (a) foreclosures of $25.1 million, (b) other reductions, payoffs and returns to accrual status of $6.6 million, (c) charge-offs of $8.8 million, and (d) additions of $23.2 million.

        The types of non-covered loans included in the nonaccrual category and accruing loans past due between 30 and 89 days are presented below as of the dates indicated:

	Nonaccrual Loans(1)
					Accruing and Over 30 days Past Due(1)
	March 31, 2011		December 31, 2010
Loan Category	Balance	% of Loan Category	Balance	% of Loan Category	March 31, 2011 Balance	December 31, 2010 Balance
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$4,109	2.7%	$4,151	2.6%	$864	$—
SBA 504	5,138	7.9%	9,346	13.5%	188	190
Other commercial	21,679	1.2%	17,311	0.9%	1,395	1,652
Residential	9,917	5.7%	10,141	5.5%	90	585

Total real estate mortgage	40,843	1.9%	40,949	1.8%	2,537	2,427

Real estate construction:
Residential	4,586	10.9%	24,004	36.9%	—	—
Commercial	8,620	6.4%	5,238	4.6%	1,484	—

Total real estate construction	13,206	7.5%	29,242	16.3%	1,484	—

Commercial:
Collateralized	5,748	1.6%	6,241	1.7%	661	680
Unsecured	9,009	7.8%	9,104	7.0%	400	71
Asset-based	15	0.0%	15	0.0%	—	—
SBA 7(a)	6,234	19.9%	6,518	20.2%	1,253	423

Total commercial	21,006	3.1%	21,878	3.3%	2,314	1,174

Consumer	1,794	8.2%	1,951	7.8%	267	133
Foreign	—	0.0%	163	0.7%	—	—

Total non-covered loans	$76,849	2.5%	$94,183	3.0%	$6,602	$3,734

(1)
Excludes covered loans acquired from the Los Padres and Affinity acquisitions.

        The following lending relationships, excluding SBA-related loans, were on nonaccrual status at March 31, 2011:

Nonaccrual Amount	Description
(In thousands)
$6,948	Two unsecured loans that are fully reserved for.

$6,441	Collateralized by second trust deeds on two single-family residences in Beverly Hills, California with current appraised values in excess of the loan carrying value. Foreclosure is in process.

$5,734	Four industrial warehouse loans in Riverside County, California. The borrower is paying as agreed.

$5,670
The loan, secured by an out-of-state shopping center, has been written down to its underlying collateral value based on the most recent appraisal. A receiver is managing the property and foreclosure is in process.

$4,109	A hotel in San Diego County, California. The borrower's interest payments are current.

$3,615	The collateral for this loan is residential and commercial land in Las Vegas, Nevada. The loan has been written down to its underlying collateral value based on the most recent appraisal.

$2,594	This loan is secured by a medical-related office building in Los Angeles County, California and has been written down to its underlying collateral value based on the most recent appraisal.

$2,402	This loan is unsecured and has a specific reserve for 50% of the balance. The borrower is current on interest payments.

$2,339	This loan is secured by commercial land in Riverside County, California.

$2,200	Two loans that are secured by a retail shopping center in San Diego County, California.

        Non-covered OREO increased $22.8 million during the first quarter of 2011 due to foreclosures of $25.9 million, reductions related to sales of $2.8 million, and write-downs of $382,000. The write-downs were based on new appraisals or negotiated sales prices with buyers.

        The following table presents the components of OREO by property type as of the dates indicated:

Property Type	March 31, 2011	December 31, 2010	March 31, 2010
	(Dollars in thousands)
Commercial real estate	$18,674	$18,205	$21,158
Single family residence	2,502	2,743	3,296
Construction and land development	27,191	4,650	5,189

Total non-covered OREO	$48,367	$25,598	$29,643

        Non-covered performing restructured loans declined by $17.6 million during the first quarter of 2011, to $71.7 million at March 31, 2011. The decline was attributable primarily to the removal of

$16.7 million in loans from restructured loan status due to the performance of the loans in accordance with their modified terms. At March 31, 2011, we had $49.5 million in real estate mortgage loans, $19.6 million in real estate construction loans, and $2.6 million in commercial loans that were accruing interest under the terms of troubled debt restructurings. The majority of our loan restructurings relates to commercial real estate lending and involves lowering the interest rate and/or a change to interest-only payments for a period of time. In these cases, we do not typically forgive principal or extend the maturity date as part of the loan modification.

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

        The following table presents a summary of covered loans that would be considered nonaccrual except for the accounting requirements regarding acquired impaired loans and other real estate owned covered by the loss sharing agreement ("covered nonaccrual loans" and "covered OREO"; collectively, "covered nonperforming assets") as of the date indicated:

	March 31, 2011	December 31, 2010
	(In thousands)
Covered nonaccrual loans	$153,085	$142,964
Covered OREO	42,117	55,816

Total covered nonperforming assets	$195,202	$198,780

Covered performing restructured loans	$12,492	$14,255

  Loan Portfolio Risk Elements

        The negative trends throughout the Southern California economy have affected certain industries and collateral types more than others. Our real estate loan portfolio is predominantly commercial and as such does not expose us to higher risks generally associated with residential mortgage loans such as option ARM, interest-only or subprime mortgage loans. Our portfolio does include mortgage loans on commercial property. Commercial mortgage loan repayments typically do not rely on the sale of the underlying collateral and instead rely on the income producing potential of the collateral as the source of repayment. Ultimately, though, due to the loan amortization period being greater than the contractual loan term, the borrower may be required to refinance the loan, either with us or another lender, or sell the underlying collateral in order to pay off the loan.

        At March 31, 2011, we had $182.6 million of commercial real estate mortgage loans maturing over the next 12 months. In the event we refinance any of these loans because the borrowers are unable to obtain financing elsewhere due to the inability of banks in our market area to make loans, such loans may be considered troubled debt restructurings even though they were performing throughout their terms. Higher levels of troubled debt restructurings may lead to increased classified assets and credit loss provisions.

        Our loan portfolio, including both non-covered and covered loans, continues to experience pressure from economic trends in Southern California. We expect that such pressures will continue for the remainder of 2011.

  Deposits

        The following table presents the balance of each major category of deposits at the dates indicated:

	March 31, 2011		December 31, 2010		March 31, 2010
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$1,606,182	35%	$1,465,562	32%	$1,388,646	33%
Interest checking deposits	486,761	11	494,617	11	436,570	11
Money market deposits	1,232,766	27	1,321,780	28	1,171,565	28
Savings deposits	145,217	3	135,876	3	112,720	3

Total core deposits	3,470,926	76	3,417,835	74	3,109,501	75

Time deposits under $100,000	372,650	8	436,838	9	468,356	11
Time deposits $100,000 and over	741,163	16	795,025	17	576,380	14

Total time deposits	1,113,813	24	1,231,863	26	1,044,736	25

Total deposits	$4,584,739	100%	$4,649,698	100%	$4,154,237	100%

        Total deposits declined $65.0 million during the first quarter of 2011 to $4.6 billion at March 31, 2011. This was due mainly to a $118.1 million decrease in time deposits, offset partially by an increase of $53.1 million in core deposits. The decrease in time deposits was due to brokered deposit maturities of $36.2 million and runoff of higher cost acquired time deposits. Core deposits, which include noninterest-bearing demand, interest checking, money market, and savings accounts, increased primarily due to the $140.6 million growth in noninterest-bearing deposits, offset partially by an $89.0 million decline in money market deposits. At March 31, 2011, core deposits and noninterest-bearing deposits represented 76% and 35% of total deposits, respectively.

Regulatory Matters

  Capital

        Actual capital amounts and ratios for the Company and the Bank as of March 31, 2011 are presented in the following table. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are deducted from regulatory capital. At March 31, 2011, such amount was $48.9 million for the Company and $28.2 million for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future.

	March 31, 2011
	Well Capitalized Requirement	Pacific Western Bank	PacWest Bancorp Consolidated
Tier 1 leverage capital ratio	5.00%	9.02%	9.21%
Tier 1 risk-based capital ratio	6.00%	13.22%	13.42%
Total risk-based capital ratio	10.00%	14.50%	14.70%
Tangible common equity ratio	N/A	9.55%	7.80%

  Subordinated Debentures

        The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities, which totaled $123.0 million at March 31, 2011. These securities are currently included in our Tier I capital for purposes of determining the Company's Tier I and total risk-based capital ratios. The Board of Governors of the Federal Reserve System, which is the holding company's banking regulator, promulgated a modification of the capital regulations affecting trust preferred securities that was effective March 31, 2011. According to the modification, the Company was allowed to include in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less goodwill, net of any related deferred income tax liability. The regulations in effect through December 31, 2010 limited the amount of trust preferred securities that could be included in Tier I capital to 25% of the sum of core capital elements, without a deduction for permitted intangibles. As of March 31, 2011, all of the Company's capital ratios remained above the well-capitalized level after application of this regulatory change. While our existing trust preferred securities are grandfathered under the Dodd-Frank Wall Street Reform and Consumer Protection Act that was enacted in July 2010, new issuances will not qualify as Tier 1 capital.

  Dividends on Common Stock and Interest on Subordinated Debentures

        Notification to the FRB is required prior to our declaring and paying a cash dividend to our stockholders during any period in which our quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount. Interest payments made by the Company on subordinated debentures are considered dividend payments under FRB regulations. As such, notification to the FRB is required prior to our paying such interest during any period in which our quarterly net earnings are insufficient to fund the interest due. Should the FRB object to payment of interest on the subordinated debentures we would not be able to make the payments until approval is received.

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

        Historically, the Bank's primary liquidity source has been its core deposit base. In addition, the Bank relies on collateralized FHLB advances as one of its sources of affordable and immediately available liquidity. The level of such wholesale funding is monitored based on the Bank's liquidity requirements, and we maintain what we believe to be an acceptable level of this collateralized borrowing capacity. The Bank's secured borrowing capacity with the FHLB was $1.4 billion, of which $1.1 billion was available as of March 31, 2011. The Bank also maintains a security repurchase line with the FHLB to provide an additional $37.2 million in secured borrowing capacity, against which there were no borrowings as of March 31, 2011. In addition to the secured borrowing relationship with the FHLB, and to meet short term liquidity needs, the Bank maintains adequate balances in liquid assets, which include cash and due from banks, Federal Funds sold, interest-earning deposits in other financial institutions, and unpledged investment securities available-for-sale. The Bank also maintains a secured line of credit with the FRB which had a borrowing capacity of $380.3 million and no amount outstanding at March 31, 2011. In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit, subject to availability, of $92.0 million with correspondent banks for purchase of overnight funds.

        We may use large denomination brokered time deposits, the availability of which is uncertain and subject to competitive market forces, for liquidity management purposes. At March 31, 2011, the Bank had none of these brokered deposits. In addition, we have $43.7 million of customer deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our participating customers' deposits.

        To meet short-term liquidity needs, the Bank maintains what we believe are adequate balances in cash, interest-earning deposits in other financial institutions and investment securities with a maturity or duration of five years or less. Our on-balance sheet liquidity ratio, calculated as liquid assets (cash, interest-earning deposits in financial institutions and unpledged investment securities available-for-sale) as a percent of total deposits, was 21.4% as of March 31, 2011 and 18.1% at December 31, 2010. We built-up the Bank's on balance sheet liquidity in order to have more flexibility during this current economic cycle.

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

        Dividends paid by state banks, such as Pacific Western, are regulated by the California Department of Financial Institutions ("DFI") under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During 2011, PacWest received no dividends from the Bank. For the foreseeable future, any dividends from the Bank to the Company require DFI approval.

        At March 31, 2011, the Company had, on a stand-alone basis, approximately $20.8 million in cash on deposit at the Bank. Management believes this amount of cash is sufficient to fund the Company's 2011 cash flow needs.

  Contractual Obligations

        The following table presents the known contractual obligations of the Company as of the date indicated:

	March 31, 2011
	Due Within One Year	Due in One to Three Years	Due in Three to Five Years	Due After Five Years	Total
	(Dollars in thousands)
Time deposits	$569,643	$541,094	$3,076	$—	$1,113,813
Long-term debt obligations	—	—	—	354,498	354,498
Operating lease obligations	16,108	26,051	17,486	13,885	73,530
Other contractual obligations	5,724	14,658	5,715	—	26,097

Total	$591,475	$581,803	$26,277	$368,383	$1,567,938

        Time deposits include brokered deposits of $43.7 million of customer deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits.

        Long term debt obligations include $225.0 million of callable FHLB advances which may be called by the FHLB on various call dates. While the FHLB may call the advances to be repaid for any reason, they are likely to be called if market interest rates are higher than the advances' stated rates on the call dates. If the advances are called by the FHLB, there is no prepayment penalty. Should our FHLB advances be called, we would evaluate the funding opportunities available at that time, including new secured FHLB borrowings at the prevailing market rates. As borrowing rates are currently lower than our contract rates, we do not expect our secured FHLB borrowings to be called. Debt obligations are also discussed in Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)." Operating lease obligations are discussed in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. The other contractual obligations relate to the minimum liability associated with our data and item processing contract with a third-party provider and commitments to contribute capital to investments in low income housing project partnerships.

        We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity, and continued deposit gathering activities. We believe we have in place sufficient borrowing mechanisms for short-term liquidity needs.

Off-Balance Sheet Arrangements

        Our obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded. At March 31, 2011, our loan-related commitments, including standby letters of credit, totaled $716.9 million. The commitments which result in a funded loan increase our profitability through net interest income. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources have been and are expected to be sufficient to meet the cash requirements of our lending activities.

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

        Market risk sensitive instruments are generally defined as derivatives and other financial instruments, which include investment securities, loans, deposits, and borrowings. At March 31, 2011, we had not used any derivatives to alter our interest rate risk profile or for any other reason. However, both the repricing characteristics of our fixed rate loans and floating rate loans, the significant percentage of noninterest-bearing deposits compared to interest-earning assets, and the callable features in certain borrowings, may influence our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, interest-bearing deposits in financial institutions, Federal Home Loan Bank stock, investment securities, deposits, borrowings and subordinated debentures.

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

        We evaluated the results of our net interest income simulation and market value of equity models prepared as of March 31, 2011, the results of which are presented below. Our net interest income simulation indicates that our balance sheet is liability sensitive as rising interest rates would result in a decline in our net interest margin. This profile is primarily a result of the increased origination of fixed rate loans and variable rate loans with initial fixed rate terms, which is driven by customer demand for fixed rate products in this low interest rate environment. Our market value of equity model indicates an asset sensitive profile suggesting a sudden sustained increase in rates would result in an increase in our estimated market value of equity. This profile is a result of the assumed floors in the Company's offering rates, which are not expected to increase to the extent of the movement of market interest rates, and the significant value placed on the Company's noninterest-bearing deposits for purposes of this analysis. The divergent profile between the net interest income simulation and market value of equity model is a result of the Company's significant level of noninterest-bearing deposits. Static balances of noninterest-bearing deposits do not impact the net interest income simulation, while at the same time the value of these deposits increases substantially in the market value of equity model when market rates are assumed to rise. In general, we view the net interest income model results as more relevant to the Company's current operating profile and manage our balance sheet based on this information.

  Net Interest Income Simulation

        We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of March 31,

2011. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

        This analysis calculates the difference between net interest income forecasted using both increasing and declining interest rate scenarios and net interest income forecasted using a base market interest rate derived from the U.S. Treasury yield curve at March 31, 2011. In order to arrive at the base case, we extend our balance sheet at March 31, 2011 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products' pricing as of March 31, 2011. Based on such repricings, we calculate an estimated net interest income and net interest margin.

        The repricing relationship for each of our assets and liabilities includes many assumptions. For example, many of our assets are floating rate loans, which are assumed to reprice to the same extent as the change in market rates according to their contracted index except for floating rate loans tied to our base lending rate which are assumed to reprice upward only after the first 75 basis point increase in market rates. This assumption is due to the fact that we reduced our base lending rate 100 basis points when the Federal Reserve lowered the Federal Funds benchmark rate by 175 basis points in the fourth quarter of 2008. Some loans and investment vehicles include the opportunity of prepayment (imbedded options) and the simulation model uses national indices to estimate these prepayments and reinvest these proceeds at current simulated yields. Our deposit products reprice at our discretion and are assumed to reprice more slowly in a rising or declining interest rate environment and usually reprice at a rate less than the change in market rates. Also, a callable option feature on certain borrowings will reprice differently in a rising interest rate environment than in a declining interest rate environment. The effects of certain balance sheet attributes, such as fixed rate loans, floating rate loans that have reached their floors, and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

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

        The following table presents as of March 31, 2011, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points.

Interest rate scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$249,349	(4.5)%	4.98%	(0.23)%
Up 200 basis points	$248,910	(4.6)%	4.97%	(0.24)%
Up 100 basis points	$251,519	(3.6)%	5.02%	(0.19)%
BASE CASE	$261,019	—	5.21%	—
Down 100 basis points	$256,684	(1.7)%	5.12%	(0.09)%
Down 200 basis points	$251,931	(3.5)%	5.03%	(0.18)%
Down 300 basis points	$250,457	(4.0)%	5.00%	(0.21)%

        The net interest income simulation model prepared as of March 31, 2011 suggests our balance sheet is liability sensitive. Liability sensitivity indicates that in a rising interest rate environment, our net interest margin would decrease. Due to the historically low market interest rates as of March 31, 2011 the "down" scenarios are not considered meaningful and are excluded from the following discussion. The liability sensitive profile is due mostly to the mix of fixed rate loans to total loans in the loan portfolio relative to our amount of interest-bearing deposits that would reprice as interest rates change. Although $2.0 billion of the $3.9 billion of total loans in the portfolio have variable interest rate terms, only $616 million of those variable rate loans will reprice within 12 months. The remaining variable rate loans will behave as if they have fixed rates in the short run because of the effect of interest rate floors and hybrid ARM loan pricing structures of mini-perm commercial real estate loans, which generally contain initial fixed rate terms ranging from three to five years before becoming variable rate.

        In comparing the March 31, 2011 simulation results to December 31, 2010, our profile has remained relatively unchanged while our overall estimated net interest income has decreased for all scenarios. The decline in the net interest income is a result of the decrease in earning assets from run-off of the loan portfolio.

  Market Value of Equity

        We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as the market value of equity, using a simulation model. This simulation model assesses the changes in the market value of our interest sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease in market interest rates of 100, 200 and 300 basis points. This analysis assigns significant value to our noninterest-bearing deposit balances. The projections are by their nature forward looking and therefore inherently uncertain, and include various assumptions regarding cash flows and interest rates. This model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at March 31, 2011.

        The following table shows the projected change in the market value of equity for the set of rate shocks presented as of March 31, 2011:

Interest rate scenario	Estimated Market Value	Dollar Change From Base	Percentage Change From Base	Percentage of Total Assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$674,651	$11,588	1.7%	12.3%	137.3%
Up 200 basis points	$714,156	$51,093	7.7%	13.1%	145.3%
Up 100 basis points	$700,887	$37,824	5.7%	12.8%	142.6%
BASE CASE	$663,063	—	—	12.1%	134.9%
Down 100 basis points	$592,729	$(70,334)	(10.6)%	10.8%	120.6%
Down 200 basis points	$513,889	$(149,174)	(22.5)%	9.4%	104.6%
Down 300 basis points	$473,870	$(189,193)	(28.5)%	8.7%	96.4%

        The results of our market value of equity model indicate an asset sensitive interest rate risk profile at March 31, 2011 demonstrated by the increase in the market value of equity in the "up" interest rate scenarios compared to the "base case". Given the historically low market interest rates as of March 31, 2011, the "down" scenarios at March 31, 2011 are not considered meaningful and are excluded from the following discussion.

        Our asset sensitive position as of March 31, 2011 is due primarily to the significant value placed on the Company's noninterest-bearing deposits and the assumed floors in the discount rates used to value a portion of the loan portfolio. The discount rate used to value our loan portfolio is derived from the expected offering rate for each loan type with a similar term and credit risk profile. In a rising rate environment, management does not expect to increase our offering rates on certain loan products to the same extent as market rates until the fully indexed offering rate exceeds the current pricing floor, and in turn, our loans are not projected to lose significant value in the "up" 100 basis point and "up" 200 basis point scenarios. Conversely, the discount rates for our liabilities are expected to immediately change when market rates change. Therefore, our liabilities are expected to increase in value as rates rise thereby increasing the estimated market value of equity in the rising rate scenario.

        In comparing the March 31, 2011 simulation results to December 31, 2010, our base case estimated market value of equity has increased while our overall profile is consistent with the prior quarter. The increase in base case estimated market value of equity is the result of growth in noninterest-bearing deposits, to an increase in the discount rates used to value deposit accounts, and to the $10.7 million of earnings retained during the quarter.

  Gap Analysis

        As part of the interest rate management process, we use a gap analysis. A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest-sensitive assets and interest- bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match the volume of interest sensitive assets and interest-bearing liabilities repricing over different time intervals.

        The following table illustrates the volume and repricing characteristics of our balance sheet at March 31, 2011 over the indicated time intervals:

	Amounts Maturing or Repricing In
March 31, 2011	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Non Interest Rate Sensitive	Total
	(Dollars in thousands)
ASSETS
Cash and deposits in financial institutions	$104,810	$—	$115	$—	$88,634	$193,559
Investment securities	14,327	24,746	11,361	889,577	—	940,011
Loans, net of unearned income	1,258,540	435,475	1,174,934	1,077,576	—	3,946,525
Other assets	—	—	—	—	390,422	390,422

Total assets	$1,377,677	$460,221	$1,186,410	$1,967,153	$479,056	$5,470,517

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$—	$—	$—	$—	$1,606,182	$1,606,182
Interest-bearing demand, money market and savings	1,864,744	—	—	—	—	1,864,744
Time deposits	218,522	351,121	544,170	—	—	1,113,813
Borrowings	—	—	—	225,000	—	225,000
Subordinated debentures	108,250	—	—	18,558	2,690	129,498
Other liabilities	—	—	—	—	39,920	39,920
Stockholders' equity	—	—	—	—	491,360	491,360

Total liabilities and stockholders' equity	$2,191,516	$351,121	$544,170	$243,558	$2,140,152	$5,470,517

Period gap	$(813,839)	$109,100	$642,240	$1,723,595	$(1,661,096)
Cumulative interest-earning assets	$1,377,677	$1,837,898	$3,024,308	$4,991,461
Cumulative interest-bearing liabilities	$2,191,516	$2,542,637	$3,086,807	$3,330,365
Cumulative gap	$(813,839)	$(704,739)	$(62,499)	$1,661,096
Cumulative interest-earning assets to cumulative interest-bearing liabilities	62.9%	72.3%	98.0%	149.9%
Cumulative gap as a percent of:
Total assets	(14.9)%	(12.9)%	(1.1)%	30.4%
Interest-earning assets	(16.7)%	(14.4)%	(1.3)%	34.0%

        All amounts are reported at their contractual maturity or repricing periods, except for $52.9 million in FHLB stock which is shown as a longer-term repricing investment because of the FHLB's suspended/reduced stock redemptions and dividend payments. This analysis makes certain assumptions as to interest rate sensitivity of savings and NOW accounts which have no stated maturity and have had very little rate fluctuation in the past three years. Money market accounts are repriced at management's discretion and generally are more rate sensitive.

        The preceding table indicates that we had a negative one year cumulative gap of $704.7 million at March 31, 2011, a decrease of $202.8 million from the $907.5 million negative gap position at December 31, 2010. The decline in the negative gap is attributable mostly to a decrease in one-year liabilities of $235.3 million, reflecting a $147.8 million drop in one-year time deposits and an $87.5 million decrease in interest-bearing checking, money market and savings. Partially offsetting this was a decline in one-year assets of $32.5 million, which was due mostly to a $114.2 million decrease in one-year loans, offset partially by a $78.5 million increase in one-year deposits in financial institutions. This gap position suggests that we are liability sensitive and if rates were to increase, our net interest margin would most likely decrease. Conversely, if rates were to decrease, our net interest margin would most likely increase. The ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year at March 31, 2011, is 72.3%. This one year gap position indicates that interest expense is likely to be affected to a greater extent than interest income for any changes in interest rates within one year from March 31, 2011.

        Borrowings includes two long term advances totaling $225.0 million with maturity dates of 2017 and 2018, which contain quarterly call options and are currently callable by the FHLB. While the FHLB may call the advances to be repaid for any reason, they are likely to be called if market interest rates, for borrowings of similar remaining term, are higher than the advances' stated rates on the call dates. If the advances are called by the FHLB, there is no prepayment penalty. Should our FHLB advances be called, we would evaluate the funding opportunities available at that time, including new secured borrowings from the FHLB at the then market rates. As borrowing rates are currently lower than our contract rates, we do not expect our secured FHLB borrowings to be called. We may repay the advances with a prepayment penalty at any time.

        The gap table has inherent limitations and actual results may vary significantly from the results suggested by the gap table. The gap table is unable to incorporate certain balance sheet characteristics or factors. The gap table assumes a static balance sheet, and accordingly, looks at the repricing of existing assets and liabilities without consideration of new loans and deposits that reflect a more current interest rate environment. Unlike the net interest income simulation, however, the interest rate risk profile of certain deposit products and floating rate loans that have reached their floors cannot be captured effectively in a gap table. Although the table shows the amount of certain assets and liabilities scheduled to reprice in a given time frame, it does not reflect when or to what extent such repricings may actually occur. For example, interest-bearing demand, money market and savings deposits are shown to reprice in the first three months, but we may choose to reprice these deposits more slowly and incorporate only a portion of the movement in market rates based on market conditions at that time. Alternatively, a loan which has reached its floor may not reprice even though market interest rates change causing such loan to act like a fixed rate loan regardless of its scheduled repricing date. The gap table as presented cannot factor in the flexibility we believe we have in repricing either deposits or the floors on our loans.

        We believe the estimated effect of a change in interest rates is better reflected in our net interest income and market value of equity simulations which incorporate many of the factors mentioned.

ITEM 3.    Quantitative and Qualitative Disclosure about Market Risk

        Please see the section above titled "Asset/Liability Management and Interest Rate Sensitivity" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" which provides an update to our quantitative and qualitative disclosure about market risk. This analysis should be read in conjunction with text under the caption "Quantitative and Qualitative Disclosure About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2010, which text is incorporated herein by reference. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 regarding such forward-looking information.

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

ITEM 1A.    Risk Factors

        There have been no material changes with respect to the risk factors described in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which Item 1A. is incorporated herein by reference.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Repurchases of Common Stock

        The following table presents stock purchases made during the first quarter of 2011:

	Total Shares Purchased(a)	Average Price Per Share
January 1 - January 31, 2011	—	$—
February 1 - February 28, 2011	12,166	20.37
March 1 - March 31, 2011	—	—

Total	12,166	$20.37

(a)
Shares repurchased in satisfaction of financial obligations incurred through the vesting of the Company's restricted stock.

ITEM 6.   Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended, of PacWest Bancorp, a Delaware corporation (Exhibit 3.1 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
3.2	Certificate of Amendment, dated May 14, 2010, to Certificate of Incorporation of PacWest Bancorp (Exhibit 3.1 to Form 8-K filed on May 14, 2010 and incorporated herein by this reference).
3.3	Bylaws of PacWest Bancorp, a Delaware corporation, dated April 22, 2008 (Exhibit 3.2 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACWEST BANCORP
Date: May 9, 2011	/s/ VICTOR R. SANTORO Victor R. Santoro Executive Vice President and Chief Financial Officer