Form 10-Q
period 2011-06-30
PACWEST BANCORP
filed 2011-08-08
CIK 1102112

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 00-30747

PACWEST BANCORP
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	33-0885320 (I.R.S. Employer Identification Number)
10250 Constellation Blvd., Suite 1640 Los Angeles, California (Address of principal executive offices)	90067 (Zip Code)

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

        As of August 1, 2011, there were 35,480,603 shares of the registrant's common stock outstanding, excluding 1,770,420 shares of unvested restricted stock.

PACWEST BANCORP AND SUBSIDIARIES

JUNE 30, 2011 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements (Unaudited)

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Par Value Data)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$91,405	$82,170
Interest-earning deposits in financial institutions	59,100	26,382

Total cash and cash equivalents	150,505	108,552

Securities available-for-sale, at fair value ($49,501 and $50,437 covered by FDIC loss share at June 30, 2011 and December 31, 2010, respectively)	1,057,992	874,016
Federal Home Loan Bank stock, at cost	50,591	55,040

Total investment securities	1,108,583	929,056

Non-covered loans, net of unearned income	2,913,136	3,161,055
Allowance for loan losses	(96,427)	(98,653)

Total non-covered loans, net	2,816,709	3,062,402
Covered loans, net	805,952	908,576

Total loans	3,622,661	3,970,978

Other real estate owned, net ($40,949 and $55,816 covered by FDIC loss share at June 30, 2011 and December 31, 2010, respectively)	93,143	81,414
Premises and equipment, net	23,295	22,578
FDIC loss sharing asset	110,516	116,352
Cash surrender value of life insurance	66,645	66,182
Core deposit and customer relationship intangibles	21,228	25,843
Goodwill	39,141	47,301
Other assets	159,008	160,765

Total assets	$5,394,725	$5,529,021

LIABILITIES
Noninterest-bearing deposits	$1,599,410	$1,465,562
Interest-bearing deposits	2,887,085	3,184,136

Total deposits	4,486,495	4,649,698
Borrowings	225,000	225,000
Subordinated debentures	129,423	129,572
Accrued interest payable and other liabilities	41,843	45,954

Total liabilities	4,882,761	5,050,224

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value; authorized 75,000,000 shares; 37,473,861 shares issued at June 30, 2011 and 36,880,225 at December 31, 2010 (includes 1,770,664 and 1,230,582 shares of unvested restricted stock, respectively)	375	369
Additional paid-in capital	1,088,841	1,085,364
Accumulated deficit	(583,525)	(607,042)
Treasury stock, at cost—222,594 and 207,796 shares at June 30, 2011 and December 31, 2010, respectively	(4,165)	(3,863)
Accumulated other comprehensive income	10,438	3,969

Total stockholders' equity	511,964	478,797

Total liabilities and stockholders' equity	$5,394,725	$5,529,021

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended			Six Months Ended June 30,
	June 30, 2011	March 31, 2011	June 30, 2010
				2011	2010
Interest income:
Loans	$68,331	$66,781	$62,314	$135,112	$126,059
Investment securities	8,782	7,819	5,702	16,601	10,823
Deposits in financial institutions	83	57	245	140	374

Total interest income	77,196	74,657	68,261	151,853	137,256

Interest expense:
Deposits	5,518	5,956	6,945	11,474	13,834
Borrowings	1,763	1,744	2,216	3,507	4,884
Subordinated debentures	1,226	1,219	1,483	2,445	2,898

Total interest expense	8,507	8,919	10,644	17,426	21,616

Net interest income	68,689	65,738	57,617	134,427	115,640

Provision for credit losses:
Non-covered loans	5,500	7,800	14,100	13,300	126,627
Covered loans	5,890	2,910	7,825	8,800	28,100

Total provision for credit losses	11,390	10,710	21,925	22,100	154,727

Net interest income (loss) after provision for credit losses	57,299	55,028	35,692	112,327	(39,087)

Noninterest income:
Service charges on deposit accounts	3,400	3,558	2,666	6,958	5,395
Other commissions and fees	1,980	1,720	1,845	3,700	3,635
Increase in cash surrender value of life insurance	368	379	369	747	767
FDIC loss sharing income (expense), net	5,316	(1,170)	6,004	4,146	21,751
Other income	176	302	173	478	353

Total noninterest income	11,240	4,789	11,057	16,029	31,901

Noninterest expense:
Compensation	21,717	21,929	21,068	43,646	40,479
Occupancy	7,142	6,983	6,576	14,125	13,534
Data processing	2,129	2,475	1,892	4,604	3,861
Other professional services	2,505	2,296	2,042	4,801	4,040
Business development	595	569	655	1,164	1,322
Communications	834	859	795	1,693	1,599
Insurance and assessments	1,603	2,337	2,611	3,940	4,885
Non-covered other real estate owned, net	2,300	703	625	3,003	9,066
Covered other real estate owned expense (income), net	1,205	(2,578)	(89)	(1,373)	2,080
Intangible asset amortization	2,308	2,307	2,424	4,615	4,848
Other expense	4,200	3,519	4,174	7,719	7,629

Total noninterest expense	46,538	41,399	42,773	87,937	93,343

Earnings (loss) before income taxes	22,001	18,418	3,976	40,419	(100,529)
Income tax (expense) benefit	(9,160)	(7,742)	(1,271)	(16,902)	42,701

Net earnings (loss)	$12,841	$10,676	$2,705	$23,517	$(57,828)

Earnings (loss) per share:
Basic	$0.35	$0.29	$0.07	$0.64	$(1.66)
Diluted	$0.35	$0.29	$0.07	$0.64	$(1.66)
Dividends declared per share	$0.01	$0.01	$0.01	$0.02	$0.02

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended			Six Months Ended June 30,
	June 30, 2011	March 31, 2011	June 30, 2010
				2011	2010
Net earnings (loss)	$12,841	$10,676	$2,705	$23,517	$(57,828)
Other comprehensive income, net of related income taxes:
Unrealized holding gains on securities available-for-sale arising during the period	5,785	684	7,420	6,469	8,645

Comprehensive income (loss)	$18,626	$11,360	$10,125	$29,986	$(49,183)

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in Thousands, Except Share Data)

(Unaudited)

	Six Months Ended June 30, 2011
	Common Stock
						Accumulated Other Comprehensive Income
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total
Balance, January 1, 2011	36,672,429	$369	$1,085,364	$(607,042)	$(3,863)	$3,969	$478,797
Net earnings	—	—	—	23,517	—	—	23,517
Tax effect from vesting of restricted stock	—	—	(183)	—	—	—	(183)
Restricted stock awarded and earned stock compensation, net of shares forfeited	593,636	6	4,386	—	—	—	4,392
Restricted stock surrendered	(14,798)	—	—	—	(302)	—	(302)
Cash dividends paid ($0.02 per share)	—	—	(726)	—	—	—	(726)
Other comprehensive income—increase in net unrealized gain on securities available-for-sale, net of tax effect of $4.7 million	—	—	—	—	—	6,469	6,469

Balance, June 30, 2011	37,251,267	$375	$1,088,841	$(583,525)	$(4,165)	$10,438	$511,964

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$23,517	$(57,828)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	8,732	(268)
Provision for credit losses	22,100	154,727
Gain on sale of other real estate owned	(4,387)	(2,081)
Provision for losses on other real estate owned	4,734	11,675
Gain on sale of premises and equipment	(18)	(11)
Restricted stock amortization	4,392	4,421
Tax effect included in stockholders' equity of restricted stock vesting	183	772
Increase (decrease) in accrued and deferred income taxes, net	(5,428)	(42,753)
Decrease in FDIC loss sharing asset	13,446	46,749
Decrease in other assets	2,498	16,947
Decrease in accrued interest payable and other liabilities	(5,683)	(10,592)

Net cash provided by operating activities	64,086	121,758

Cash flows from investing activities:
Net decrease in loans	275,593	164,729
Proceeds from sale of loans	2,495	202,289
Securities available-for-sale:
Proceeds from maturities and paydowns	87,735	82,161
Purchases	(262,173)	(304,249)
Net redemptions of FHLB stock	4,449	1,874
Proceeds from sales of other real estate owned	37,559	44,128
Capitalized costs to complete other real estate owned	—	(545)
Purchases of premises and equipment, net	(3,398)	(1,764)
Proceeds from sales of premises and equipment	21	13

Net cash provided by investing activities	142,281	188,636

Cash flows from financing activities:
Net increase (decrease) in deposits:
Noninterest-bearing	133,848	92,536
Interest-bearing	(297,051)	34,834
Net proceeds from issuance of common stock	—	26,587
Restricted stock surrendered	(302)	(518)
Tax effect included in stockholders' equity of restricted stock vesting	(183)	(772)
Net decrease in borrowings	—	(260,000)
Cash dividends paid	(726)	(723)

Net cash used in financing activities	(164,414)	(108,056)

Net increase in cash and cash equivalents	41,953	202,338
Cash and cash equivalents, beginning of period	108,552	211,048

Cash and cash equivalents, end of period	$150,505	$413,386

Supplemental disclosures of cash flow information:
Cash paid for interest	$17,623	$21,884
Cash paid for income taxes	22,315	36
Loans transferred to other real estate owned	48,513	32,928
Goodwill resolution included in FDIC loss sharing asset	7,636	—

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

        Pacific Western is a full-service commercial bank offering a broad range of banking products and services including: accepting time, money market, and demand deposits; originating loans, including commercial, real estate construction, SBA-guaranteed and consumer loans; and providing other business-oriented products. Although our operations are primarily located in Southern California, we expanded our presence in California's Central Coast with the FDIC-assisted acquisition of Los Padres Bank on August 20, 2010. The Bank focuses on conducting business with small to medium-sized businesses in our marketplace and the owners and employees of those businesses. The majority of our loans are secured by the real estate collateral of such businesses. We also operate three banking offices in the San Francisco Bay area and one office in Arizona, all of which were acquired through FDIC-assisted acquisitions. Our asset-based lending function operates in Arizona, California, Texas, and the Pacific Northwest.

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

  Basis of Presentation

        The accounting and reporting policies of the Company are in accordance with U.S. generally accepted accounting principles, which we may refer to as GAAP. All significant intercompany balances and transactions have been eliminated.

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

        In August 2010, Pacific Western acquired assets and assumed liabilities of the former Los Padres Bank ("Los Padres") in an FDIC-assisted transaction, which we refer to as the Los Padres acquisition. The acquired assets and assumed liabilities were measured at their estimated fair values. Management made significant estimates and exercised significant judgment in estimating fair values and accounting for the acquired assets and assumed liabilities in the Los Padres acquisition.

  Reclassifications

        Certain prior period amounts have been reclassified to conform to the current period's presentation format. During the current quarter, we reclassified recoveries on covered loans such that recoveries now reduce the credit loss provision for covered loans rather than increase FDIC loss sharing income. Such reclassifications had no effect on reported net earnings or losses.

NOTE 2—GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill arises from business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead tested for impairment no less than annually. Impairment is determined in accordance with ASC 350, "Intangibles—Goodwill and Other" and is based on the reporting unit. Impairment exists when the carrying value of goodwill exceeds its implied fair value. An impairment loss would be recognized in an amount equal to that excess and would be included in noninterest expense in the consolidated statement of earnings (loss). Our annual impairment test of goodwill resulted in no impact on our results of operations and financial condition.

        Goodwill in the amount of $46.8 million was recorded in the Los Padres acquisition. During the second quarter of 2011, we reduced goodwill by $7.6 million as the matter with the FDIC regarding the settlement accounting for a wholly-owned subsidiary in the Los Padres acquisition was resolved. A receivable for such amount was included in the FDIC loss sharing asset at June 30, 2011 and is expected to be received during the third quarter.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 2—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2011	March 31, 2011	June 30, 2010
				2011	2010
	(In thousands)
Gross amount of CDI and CRI:
Balance, beginning of period	$76,319	$76,319	$75,911	$76,319	$75,911
Fully amortized portion	(2,690)	—	—	(2,690)	—

Balance, end of period	73,629	76,319	75,911	73,629	75,911

Accumulated amortization:
Balance, beginning of period	(52,783)	(50,476)	(45,039)	(50,476)	(42,615)
Amortization	(2,308)	(2,307)	(2,424)	(4,615)	(4,848)
Fully amortized portion	2,690	—	—	2,690	—

Balance, end of period	(52,401)	(52,783)	(47,463)	(52,401)	(47,463)

Net CDI and CRI, end of period	$21,228	$23,536	$28,448	$21,228	$28,448

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

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Municipal securities	$24,119	$138	$(198)	$24,059
Residental mortgage-backed securities:
Government and government-sponsored entity pass through securities	936,459	16,655	(4,369)	948,745
Government and government-sponsored entity collateralized mortgage obligations	33,760	417	(785)	33,392
Covered private label collateralized mortgage obligations	43,362	7,708	(1,569)	49,501
Other securities	2,295	—	—	2,295

Total securities available-for-sale	$1,039,995	$24,918	$(6,921)	$1,057,992

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Government-sponsored entity debt securities	$10,014	$15	$—	$10,029
Municipal securities	7,437	129	—	7,566
Residental mortgage-backed securities:
Government and government-sponsored entity pass through securities	754,149	9,282	(7,366)	756,065
Government and government-sponsored entity collateralized mortgage obligations	47,416	565	(352)	47,629
Covered private label collateralized mortgage obligations	45,867	6,653	(2,083)	50,437
Other securities	2,290	—	—	2,290

Total securities available-for-sale	$867,173	$16,644	$(9,801)	$874,016

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

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 3—INVESTMENT SECURITIES (Continued)

        The following table presents the contractual maturity distribution of our available-for-sale securities portfolio based on amortized cost and fair value as of the date indicated:

	June 30, 2011
	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$4,345	$4,345
Due after one year through five years	9,920	10,279
Due after five years through ten years	41,904	43,579
Due after ten years	983,826	999,789

Total securities available-for-sale	$1,039,995	$1,057,992

        At June 30, 2011, the estimated fair value of debt securities and residential mortgage-backed debt securities issued by the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac") was approximately $900.6 million. We do not own any equity securities issued by Fannie Mae or Freddie Mac.

        As of June 30, 2011, securities available-for-sale with an estimated fair value of $91.9 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.

        The following tables present the estimated fair values and the gross unrealized losses on securities by length of time the securities have been in an unrealized loss position as of the dates indicated:

	June 30, 2011
	Less Than 12 Months		12 months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
Municipal securities	$15,141	$(198)	$—	$—	$15,141	$(198)
Residential mortgage-backed securities:
Government and government-sponsored entity pass through securities	341,054	(4,368)	25	(1)	341,079	(4,369)
Government and government-sponsored entity collateralized mortgage obligations	14,366	(696)	1,530	(89)	15,896	(785)
Covered private label collateralized mortgage obligations	4,238	(259)	4,566	(1,310)	8,804	(1,569)

Total	$374,799	$(5,521)	$6,121	$(1,400)	$380,920	$(6,921)

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

        We reviewed the securities that were in a continuous loss position less than 12 months and longer than 12 months at June 30, 2011, and concluded that their losses were a result of the level of market interest rates relative to the types of securities and not a result of the underlying issuers' abilities to repay. Accordingly, we determined that the securities were temporarily impaired. Additionally, we have no plans to sell these securities and believe that it is more likely than not we would not be required to sell these securities before recovery of their amortized cost. Therefore, we did not recognize the temporary impairment in the consolidated statements of earnings (loss).

  FHLB Stock

        At June 30, 2011, the Company had a $50.6 million investment in Federal Home Loan Bank of San Francisco (FHLB) stock carried at cost. In January 2009, the FHLB announced that it suspended excess FHLB stock redemptions and dividend payments. Since this announcement, the FHLB has declared and paid cash dividends in 2010 and 2011, though at rates less than that paid in the past, and repurchased certain amounts of our excess stock. We evaluated the carrying value of our FHLB stock investment at June 30, 2011 and determined that it was not impaired. Our evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, the actions being taken by the FHLB to address its regulatory situation, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—LOANS

  Non-Covered Loans

        When we refer to non-covered loans we are referring to loans not covered by our FDIC loss sharing agreements.

        The following table presents the composition of non-covered loans as of the dates indicated:

Loan Category	June 30, 2011	December 31, 2010
	(In thousands)
Real estate mortgage	$2,073,868	$2,274,733
Real estate construction	160,254	179,479
Commercial	640,805	663,557
Consumer	22,248	25,058
Foreign	20,075	22,608

Total gross non-covered loans	2,917,250	3,165,435
Less:
Unearned income	(4,114)	(4,380)
Allowance for loan losses	(96,427)	(98,653)

Total net non-covered loans	$2,816,709	$3,062,402

        The following tables present a summary of the activity in the allowance for loan losses on non-covered loans by portfolio segment for the periods indicated:

	Three Months Ended June 30, 2011
	Real Estate Mortgage	Real Estate Construction	Commercial	Consumer	Foreign	Total
	(In thousands)
Allowance for Loan Losses on Non-Covered Loans:
Balance, April 1, 2011	$51,858	$11,053	$31,564	$3,455	$634	$98,564
Charge-offs	(4,354)	(1,193)	(2,609)	(1,165)	—	(9,321)
Recoveries	27	896	308	890	13	2,134
Provision	6,009	429	(1,004)	(270)	(114)	5,050

Balance, June 30, 2011	$53,540	$11,185	$28,259	$2,910	$533	$96,427

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—LOANS (Continued)

	Six Months Ended June 30, 2011
	Real Estate Mortgage	Real Estate Construction	Commercial	Consumer	Foreign	Total
	(In thousands)
Allowance for Loan Losses on Non-Covered Loans:
Balance, January 1, 2011	$51,657	$8,766	$33,229	$4,652	$349	$98,653
Charge-offs	(5,566)	(5,838)	(5,730)	(1,325)	—	(18,459)
Recoveries	124	988	925	1,301	45	3,383
Provision	7,325	7,269	(165)	(1,718)	139	12,850

Balance, June 30, 2011	$53,540	$11,185	$28,259	$2,910	$533	$96,427

The ending balance of the allowance is composed of amounts applicable to loans:
Individually evaluated for impairment	$4,659	$2,484	$8,657	$—	$—	$15,800

Collectively evaluated for impairment	$48,881	$8,701	$19,602	$2,910	$533	$80,627

Non-Covered Loan Balances:
Ending balance	$2,073,868	$160,254	$640,805	$22,248	$20,075	$2,917,250

The ending balance of the non-covered loan portfolio is composed of loans:
Individually evaluated for impairment	$98,860	$26,069	$22,113	$745	$—	$147,787

Collectively evaluated for impairment	$1,975,008	$134,185	$618,692	$21,503	$20,075	$2,769,463

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—LOANS (Continued)

	Year Ended December 31, 2010
	Real Estate Mortgage	Real Estate Construction	Commercial	Consumer	Foreign	Total
	(In thousands)
Allowance for Loan Losses on Non-Covered Loans:
Balance, January 1, 2010	$58,241	$39,934	$17,710	$2,021	$811	$118,717
Charge-offs	(117,029)	(63,590)	(18,548)	(3,749)	(306)	(203,222)
Recoveries	1,222	708	1,652	565	133	4,280
Provision	109,223	31,714	32,415	5,815	(289)	178,878

Balance, December 31, 2010	$51,657	$8,766	$33,229	$4,652	$349	$98,653

The ending balance of the allowance is composed of amounts applicable to loans:
Individually evaluated for impairment	$3,893	$1,125	$8,911	$1,049	$—	$14,978

Collectively evaluated for impairment	$47,764	$7,641	$24,318	$3,603	$349	$83,675

Non-Covered Loan Balances:
Ending balance	$2,274,733	$179,479	$663,557	$25,058	$22,608	$3,165,435

The ending balance of the non-covered loan portfolio is composed of loans:
Individually evaluated for impairment	$94,171	$47,350	$39,820	$1,951	$163	$183,455

Collectively evaluated for impairment	$2,180,562	$132,129	$623,737	$23,107	$22,445	$2,981,980

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

	June 30, 2011			December 31, 2010
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(In thousands)			(In thousands)
Real estate mortgage:
Hospitality	$127,463	$21,580	$149,043	$137,952	$18,700	$156,652
SBA 504	55,269	7,417	62,686	55,774	13,513	69,287
Other	1,747,117	115,022	1,862,139	1,956,905	91,889	2,048,794

Total real estate mortgage	1,929,849	144,019	2,073,868	2,150,631	124,102	2,274,733

Real estate construction:
Residential	30,749	3,044	33,793	39,644	25,399	65,043
Commercial	96,406	30,055	126,461	82,291	32,145	114,436

Total real estate construction	127,155	33,099	160,254	121,935	57,544	179,479

Commercial:
Collateralized	355,557	17,597	373,154	342,607	15,820	358,427
Unsecured	74,390	7,616	82,006	119,326	10,417	129,743
Asset-based	152,765	2,154	154,919	141,813	1,354	143,167
SBA 7(a)	20,639	10,087	30,726	29,557	2,663	32,220

Total commercial	603,351	37,454	640,805	633,303	30,254	663,557

Consumer	21,383	865	22,248	22,949	2,109	25,058
Foreign	20,075	—	20,075	22,608	—	22,608

Total non-covered loans	$2,701,813	$215,437	$2,917,250	$2,951,426	$214,009	$3,165,435

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—LOANS (Continued)

        The following tables present an aging analysis of our non-covered loans by portfolio segment and class as of the dates indicated:

	June 30, 2011
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Hospitality	$865	$—	$—	$865	$148,178	$149,043
SBA 504	—	—	—	—	62,686	62,686
Other	18,458	2,402	5,697	26,557	1,835,582	1,862,139

Total real estate mortgage	19,323	2,402	5,697	27,422	2,046,446	2,073,868

Real estate construction:
Residential	—	—	—	—	33,793	33,793
Commercial	—	2,136	—	2,136	124,325	126,461

Total real estate construction	—	2,136	—	2,136	158,118	160,254

Commercial:
Collateralized	231	590	2,701	3,522	369,632	373,154
Unsecured	158	—	3,474	3,632	78,374	82,006
Asset-based	—	—	—	—	154,919	154,919
SBA 7(a)	780	446	322	1,548	29,178	30,726

Total commercial	1,169	1,036	6,497	8,702	632,103	640,805

Consumer	85	52	14	151	22,097	22,248
Foreign	—	—	—	—	20,075	20,075

Total non-covered loans	$20,577	$5,626	$12,208	$38,411	$2,878,839	$2,917,250

        At June 30, 2011 and December 31, 2010, the Company had no non-covered loans that were greater than 90 days past due and still accruing interest. It is the Company's policy to discontinue accruing interest when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to collectibility of a loan in the normal course of business. At June 30, 2011, nonaccrual loans totaled $65.3 million. Nonaccrual loans include $14.2 million of loans 30 to 89 days past due and $38.9 million of current loans which have been placed on nonaccrual status based on management's judgment regarding the collectibility of such loans.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—LOANS (Continued)

        The following table presents our nonaccrual and performing non-covered loans by portfolio segment and class as of the dates indicated:

	June 30, 2011			December 31, 2010
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)			(In thousands)
Real estate mortgage:
Hospitality	$7,451	$141,592	$149,043	$4,151	$152,501	$156,652
SBA 504	3,304	59,382	62,686	9,346	59,941	69,287
Other	28,736	1,833,403	1,862,139	27,452	2,021,342	2,048,794

Total real estate mortgage	39,491	2,034,377	2,073,868	40,949	2,233,784	2,274,733

Real estate construction:
Residential	1,099	32,694	33,793	24,004	41,039	65,043
Commercial	5,976	120,485	126,461	5,238	109,198	114,436

Total real estate construction	7,075	153,179	160,254	29,242	150,237	179,479

Commercial:
Collateralized	5,294	367,860	373,154	6,241	352,186	358,427
Unsecured	6,558	75,448	82,006	9,104	120,639	129,743
Asset-based	15	154,904	154,919	15	143,152	143,167
SBA 7(a)	6,122	24,604	30,726	6,518	25,702	32,220

Total commercial	17,989	622,816	640,805	21,878	641,679	663,557

Consumer	745	21,503	22,248	1,951	23,107	25,058
Foreign	—	20,075	20,075	163	22,445	22,608

Total non-covered loans	$65,300	$2,851,950	$2,917,250	$94,183	$3,071,252	$3,165,435

        Nonaccrual loans and performing restructured loans are considered impaired for reporting purposes. Impaired loans by portfolio segment are as follows as of the dates indicated:

	June 30, 2011			December 31, 2010
Loan Category	Nonaccrual Loans	Performing Restructured Loans	Total Impaired Loans	Nonaccrual Loans	Performing Restructured Loans	Total Impaired Loans
	(In thousands)
Real estate mortgage	$39,491	$59,369	$98,860	$40,949	$53,222	$94,171
Real estate construction	7,075	18,994	26,069	29,242	18,108	47,350
Commercial	17,989	4,124	22,113	21,878	17,942	39,820
Consumer	745	—	745	1,951	—	1,951
Foreign	—	—	—	163	—	163

Total	$65,300	$82,487	$147,787	$94,183	$89,272	$183,455

        The decrease in the real estate construction impaired loan segment is due to the foreclosure on undeveloped land located in Ventura County which secured two non-covered loans with an aggregate balance of $23.0 million. The decrease in the commercial impaired loan segment is due to two loans that have performed in accordance with their restructured terms for at least 12 months and have been removed from this category.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—LOANS (Continued)

        The following tables present information regarding our non-covered impaired loans by portfolio segment and class as of and for the dates indicated:

	June 30, 2011			December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$17,749	$17,891	$1,284	$15,081	$15,138	$564
SBA 504	617	617	20	4,161	6,180	280
Other	47,252	49,904	3,355	47,188	47,343	3,049
Real estate construction:
Residential	2,076	2,079	7	8,301	11,956	673
Other	14,555	17,981	2,477	5,341	5,701	452

Total real estate	82,249	88,472	7,143	80,072	86,318	5,018

Commercial:
Collateralized	4,871	6,510	3,737	2,192	2,363	1,174
Unsecured	6,312	14,766	4,673	9,361	9,445	7,696
SBA 7(a)	3,063	3,182	247	1,999	2,123	41
Consumer	34	37	—	1,125	1,127	1,049

Total other	14,280	24,495	8,657	14,677	15,058	9,960

With No Related Allowance Recorded:
Real estate mortgage:
Hospitality	$—	$—	$—	$667	$667	$—
SBA 504	3,304	4,652		5,185	6,320	—
Other	29,938	32,805	—	21,889	29,191	—
Real estate construction:
Residential	617	617	—	22,676	23,208	—
Other	8,821	9,896	—	11,032	12,603	—

Total real estate	42,680	47,970	—	61,449	71,989	—

Commercial:
Collateralized	1,997	2,133	—	20,519	20,668	—
Unsecured	714	777	—	224	236	—
Asset-based	15	15	—	15	15	—
SBA 7(a)	5,141	6,588	—	5,510	7,239	—
Consumer	711	782	—	826	876	—
Foreign	—	—	—	163	238	—

Total other	8,578	10,295	—	27,257	29,272	—

Total:
Real estate mortgage	$98,860	$105,869	$4,659	$94,171	$104,839	$3,893
Real estate construction	26,069	30,573	2,484	47,350	53,468	1,125
Commercial	22,113	33,971	8,657	39,820	42,089	8,911
Consumer	745	819	—	1,951	2,003	1,049
Foreign	—	—	—	163	238	—

Total non-covered loans	$147,787	$171,232	$15,800	$183,455	$202,637	$14,978

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—LOANS (Continued)

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Weighted Average Recorded Investment(1)	Interest Income Recognized	Weighted Average Recorded Investment(1)	Interest Income Recognized
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$17,749	$168	$17,448	$366
SBA 504	206	9	103	21
Other	38,411	339	29,382	870
Real estate construction:
Residential	2,076	16	2,076	37
Other	14,555	89	10,260	165

Total real estate	72,997	621	59,269	1,459

Commercial:
Collateralized	4,295	11	3,816	52
Unsecured	6,312	6	6,283	12
SBA 7(a)	2,083	20	1,994	40
Consumer	34	—	34	—

Total other	12,724	37	12,127	104

With No Related Allowance Recorded:
Real estate mortgage:
Hospitality	$—	$—	$—	$—
SBA 504	3,304	—	3,304	—
Other	21,650	629	20,501	795
Real estate construction:
Residential	617	—	617	—
Other	8,821	61	8,821	122

Total real estate	34,392	690	33,243	917

Commercial:
Collateralized	1,973	(2)	1,855	(1)
Unsecured	670	—	668	—
Asset-based	15	—	15	—
SBA 7(a)	5,062	11	4,944	20
Consumer	688	—	652	1
Foreign	—	—	—	—

Total other	8,408	9	8,134	20

Total:
Real estate mortgage	$81,320	$1,145	$70,738	$2,052
Real estate construction	26,069	166	21,774	324
Commercial	20,410	46	19,575	123
Consumer	722	—	686	1
Foreign	—	—	—	—

Total non-covered loans	$128,521	$1,357	$112,773	$2,500

(1)
For the loans reported as impaired as of June 30, 2011, amounts are calculated based on the period of time such loans were impaired during the reporting period.

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

        The following table reflects the carrying values of covered loans as of the dates indicated:

Loan Category	June 30, 2011	December 31, 2010
	(In thousands)
Multi-family	$286,615	$321,650
Commercial real estate	407,257	444,244
Single family	139,238	157,424
Construction and land	67,343	87,301
Commercial and industrial	24,135	34,828
Home equity lines of credit	6,235	5,916
Consumer	864	1,378

Total gross covered loans	931,687	1,052,741
Less: discount	(92,847)	(110,901)

Covered loans, net of discount	838,840	941,840
Less: allowance for loan losses	(32,888)	(33,264)

Covered loans, net	$805,952	$908,576

        The following table summarizes the changes in the carrying amount of covered acquired impaired loans and accretable yield on those loans for the period indicated:

	Covered Acquired Impaired Loans
	Carrying Amount	Accretable Yield
	(In thousands)
Balance, January 1, 2011	$879,486	$(290,665)
Accretion	36,898	36,898
Payments received	(130,536)	—
Increase in expected cash flows	—	(10,472)
Provision for credit losses	(8,800)	—

Balance, June 30, 2011	$777,048	$(264,239)

        The table above excludes the covered loans from the Los Padres acquisition which are accounted for as non-impaired loans and totaled $28.9 million and $29.1 million at June 30, 2011 and December 31, 2010, respectively.

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

	June 30, 2011			December 31, 2010
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(In thousands)
Real estate mortgage	$555,665	$175,211	$730,876	$622,837	$180,944	$803,781
Real estate construction	13,658	38,328	51,986	21,370	51,729	73,099
Commercial	13,302	8,972	22,274	14,630	16,219	30,849
Consumer	229	587	816	722	125	847

Total covered loans	$582,854	$223,098	$805,952	$659,559	$249,017	$908,576

        Our federal and state banking regulators, as an integral part of their examination process, periodically review the Company's loan risk rating classifications. Our regulators may require the Company to recognize rating downgrades based on their judgments related to information available to them at the time of their examinations.

NOTE 5—OTHER REAL ESTATE OWNED (OREO)

        The following tables summarize OREO by property type at the dates indicated:

	June 30, 2011			December 31, 2010
Property Type	Non-Covered OREO	Covered OREO	Total OREO	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
Commercial real estate	$23,408	$18,130	$41,538	$18,205	$21,658	$39,863
Construction and land development	26,446	19,461	45,907	4,650	19,205	23,855
Multi-family	—	515	515	—	10,393	10,393
Single family residence	2,340	2,843	5,183	2,743	4,560	7,303

Total OREO, net	$52,194	$40,949	$93,143	$25,598	$55,816	$81,414

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—OTHER REAL ESTATE OWNED (OREO) (Continued)

        The following table presents a rollforward of OREO, net of the valuation allowance, for the periods indicated:

	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
OREO Activity:
Balance, January 1, 2011	$25,598	$55,816	$81,414
Foreclosures	24,981	4,130	29,111
Payments to third parties(1)	950	—	950
Provision for losses	(382)	(890)	(1,272)
Reductions related to sales	(2,780)	(16,939)	(19,719)

Balance, March 31, 2011	48,367	42,117	90,484
Foreclosures	6,073	13,329	19,402
Payments to third parties(1)	172	—	172
Provision for losses	(1,897)	(1,565)	(3,462)
Reductions related to sales	(521)	(12,932)	(13,453)

Balance, June 30, 2011	$52,194	$40,949	$93,143

(1)
Represents amounts due to participants and for guarantees, property taxes or any other prior lien positions.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—OTHER REAL ESTATE OWNED (OREO) (Continued)

        The following tables present the components of OREO expense (income), net for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2011	March 31, 2011	June 30, 2010
				2011	2010
	(In thousands)
Non-Covered OREO Expense:
Provision for losses	$1,897	$382	$985	$2,279	$9,297
Maintenance costs	400	473	307	873	1,382
(Gain) loss on sale	3	(152)	(667)	(149)	(1,613)

Total non-covered OREO expense, net	$2,300	$703	$625	$3,003	$9,066

Covered OREO Expense:
Provision for losses	$1,565	$890	$233	$2,455	$2,378
Maintenance costs	86	324	45	410	170
(Gain) loss on sale	(446)	(3,792)	(367)	(4,238)	(468)

Total covered OREO expense, net	$1,205	$(2,578)	$(89)	$(1,373)	$2,080

Total OREO Expense:
Provision for losses	$3,462	$1,272	$1,218	$4,734	$11,675
Maintenance costs	486	797	352	1,283	1,552
(Gain) loss on sale	(443)	(3,944)	(1,034)	(4,387)	(2,081)

Total OREO expense, net	$3,505	$(1,875)	$536	$1,630	$11,146

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

FDIC Loss Sharing Asset
(In thousands)
Balance, January 1, 2011	$116,352
FDIC share of additional losses, net of recoveries	6,906
Cash received from FDIC	(20,946)
Net accretion	594
FDIC goodwill settlement receivable	7,610

Balance, June 30, 2011	$110,516

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 7—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS

  Borrowings

        The following table summarizes our outstanding FHLB advances by their contractual maturity dates as of the date indicated:

	June 30, 2011
Contractual Maturity Date	Amount	Interest Rate	Next Date Callable by FHLB(1)
	(In thousands)
December 11, 2017	$200,000	3.16%	September 11, 2011
January 11, 2018	25,000	2.61%	October 11, 2011

Total FHLB advances	$225,000	3.10%

(1)
Callable quarterly.

        The FHLB advances outstanding at June 30, 2011 are each callable term advances. The maturities shown are the contractual maturities for the advances. The advances have each passed their initial call dates and are currently callable on a quarterly basis by the FHLB. While the FHLB may call the advances to be repaid for any reason, they are likely to be called if market interest rates, for borrowings of similar remaining term, are higher than the advances' stated rates on the call dates. We may repay the advances at any time with a prepayment penalty. Our aggregate remaining borrowing capacity under the FHLB secured lines of credit was $1.1 billion at June 30, 2011. As of June 30, 2011, approximately $2.8 billion of real estate and commercial loans and securities with a carrying value of $44.9 million were pledged to secure our FHLB advances. Additionally, the Bank had secured borrowing capacity from the Federal Reserve discount window of $390.5 million at June 30, 2011. As of June 30, 2011, $474.8 million of real estate construction and commercial loans not pledged to the FHLB were pledged to secure the Federal Reserve borrowing capacity. The Bank also maintains unsecured lines of credit of $92.0 million with correspondent banks for the purchase of overnight funds; these lines are subject to availability of funds.

  Subordinated Debentures

        The Company had an aggregate amount of $129.4 million in subordinated debentures outstanding at June 30, 2011. These subordinated debentures were issued in seven separate series. Each issuance had a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us or entities we have acquired, which in turn issued trust preferred securities, which totaled $123.0 million at June 30, 2011. These trust preferred securities are considered Tier 1 capital for regulatory purposes.

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

        The following table summarizes the terms of each issuance of the subordinated debentures outstanding as of June 30, 2011:

Series	Date Issued	March 31, 2011 Amount	Maturity Date	Earliest Call Date by Company Without Penalty		Fixed or Variable Rate	Rate Index	Current Rate(2)	Next Reset Date
		(In thousands)
Trust CI	3/23/00	$10,310	3/8/30	3/8/20		Fixed	N/A	11.00%	N/A
Trust I	9/7/00	8,248	9/7/30	9/7/20		Fixed	N/A	10.60%	N/A
Trust V	8/15/03	10,310	9/17/33		(1)	Variable	3 month LIBOR + 3.10	3.35%	9/15/11
Trust VI	9/3/03	10,310	9/15/33		(1)	Variable	3 month LIBOR + 3.05	3.30%	9/13/11
Trust CII	9/17/03	5,155	9/17/33		(1)	Variable	3 month LIBOR + 2.95	3.20%	9/15/11
Trust VII	2/5/04	61,856	4/23/34		(1)	Variable	3 month LIBOR + 2.75	3.00%	10/28/11
Trust CIII	8/15/05	20,619	9/15/35		(1)	Variable	3 month LIBOR + 1.69	1.94%	9/13/11

Gross subordinated debentures		126,808
Unamortized premium(3)		2,615

Net subordinated debentures		$129,423

(1)
These debentures may be called without prepayment penalty.

(2)
As of July 28, 2011.

(3)
This amount represents the fair value adjustment on the subordinated debentures issued to the trusts of acquired companies.

        As previously mentioned, the subordinated debentures were issued to trusts established by us, or entities we acquired, which in turn issued $123.0 million of trust preferred securities. The Company includes in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less goodwill, net of

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 7—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS (Continued)

any related deferred income tax liability. At June 30, 2011, the amount of trust preferred securities included in Tier I capital was $123.0 million.

  Brokered Deposits

        Brokered deposits totaled $43.3 million at June 30, 2011 and are included in the interest-bearing deposits balance on the accompanying condensed consolidated balance sheets. Such amount represented customer deposits that were subsequently participated with other FDIC-insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits.

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

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit totaled $645.5 million and $723.1 million at June 30, 2011 and December 31, 2010, respectively.

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees expire within one year from the date of issuance. The Company generally requires collateral or other security to support financial instruments with credit risk. Standby letters of credit totaled $31.6 million and $23.7 million at June 30, 2011 and December 31, 2010, respectively.

        The Company has investments in low income housing project partnerships, which provide the Company income tax credits, and in a few small business investment companies. As of June 30, 2011, the Company had commitments to contribute capital to these entities totaling $7.4 million.

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

        We use fair value to measure certain assets on a recurring basis, primarily securities available-for-sale; we have no liabilities being measured at fair value. For assets measured at the lower of cost or fair value, the fair value measurement criteria may or may not be met during a reporting period and such measurements are therefore considered "nonrecurring" for purposes of disclosing our fair value measurements. Fair value is used on a nonrecurring basis to adjust carrying values for impaired loans and other real estate owned and also to record impairment on certain assets, such as goodwill, core deposit intangibles and other long-lived assets.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        The following tables present information on the assets measured and recorded at fair value on a recurring and nonrecurring basis as of the date indicated:

	Fair Value Measurement as of June 30, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Measured on a Recurring Basis:
Securities available-for-sale:
Municipal securities	$24,059	$—	$24,059	$—
Government and government-sponsored entity residential mortgage-backed securities	982,137	—	982,137	—
Covered private label CMOs	49,501	—	—	49,501
Other securities	2,295	—	2,295	—

	$1,057,992	$—	$1,008,491	$49,501

Measured on a Nonrecurring Basis:
Non-covered impaired loans	$82,143	$—	$13,491	$68,652
Non-covered other real estate owned	32,425	—	965	31,460
Covered other real estate owned	5,689	—	1,964	3,725
SBA loan servicing asset	1,327	—	—	1,327

	$121,584	$—	$16,420	$105,164

        There were no significant transfers of assets between Level 1 and Level 2 of the fair value hierarchy during the three months ended June 30, 2011.

        The following table presents gains and (losses) on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
	(In thousands)
Non-covered impaired loans	$(6,593)	$(14,206)
Non-covered other real estate owned	(1,898)	(2,273)
Covered other real estate owned	(569)	(983)
SBA loan servicing asset	—	(70)

Total gain (loss) on assets measured on a nonrecurring basis	$(9,060)	$(17,532)

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        The following table summarizes activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period indicated:

Covered Private Label CMOs (Level 3)
(In thousands)
Beginning as of January 1, 2011	$50,437
Total realized in earnings	1,144
Total unrealized in comprehensive income	1,570
Net settlements	(3,650)

Balance as of June 30, 2011	$49,501

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

	June 30, 2011		December 31, 2010
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and due from banks	$91,405	$91,405	$82,170	$82,170
Interest-earning deposits in financial institutions	59,100	59,100	26,382	26,382
Securities available-for-sale	1,057,992	1,057,992	874,016	874,016
Investment in FHLB stock	50,591	50,591	55,040	55,040
Loans, net	3,622,661	3,611,589	3,970,978	3,960,244
Financial Liabilities:
Deposits	4,486,495	4,499,393	4,649,698	4,664,575
Borrowings	225,000	245,128	225,000	243,273
Subordinated debentures	129,423	135,117	129,572	135,876

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        Securities available-for-sale.    Securities available-for-sale are measured and carried at fair value on a recurring basis. Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated other comprehensive income on the condensed consolidated balance sheets. See Note 3 for further information on unrealized gains and losses on securities available-for-sale.

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

        FHLB stock.    The fair value of FHLB stock is based on our recorded investment. In January 2009, the FHLB announced that it had suspended excess FHLB stock redemptions and dividend payments. Since this announcement, the FHLB has declared and paid cash dividends in 2010 and 2011, though at rates less than that paid in the past, and repurchased certain amounts of our excess stock. As a result of these actions, we evaluated the carrying value of our FHLB stock investment. Based on the FHLB's most recent publicly available financial results, its capital position and its bond ratings, we concluded such investment was not impaired at either June 30, 2011 or December 31, 2010.

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

        Non-covered impaired loans.    Nonaccrual loans and performing restructured loans are considered impaired for reporting purposes and are measured and recorded at fair value on a non-recurring basis. Non-covered nonaccrual loans with an unpaid principal balance over $250,000 and all performing restructured loans are reviewed individually for the amount of impairment, if any. Non-covered nonaccrual loans with an unpaid principal balance of $250,000 or less are evaluated for impairment collectively. To the extent a loan is collateral dependent, we measure such impaired loan based on the estimated fair value of the underlying collateral. The fair value of each loan's collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 2 measurement. When adjustments are made to an appraised value to reflect various factors such as the age of the appraisal or known changes in the market or the collateral, such valuation inputs are considered unobservable and the fair value measurement is categorized as a Level 3 measurement. The impaired loans categorized as Level 3 also include unsecured loans and other secured loans whose fair values are based significantly on unobservable inputs such as the strength of a guarantor, including an SBA government guarantee, cash flows discounted at the effective loan rate, and management's judgment. The non-covered impaired loan balances shown above represent those nonaccrual and restructured loans for which impairment was recognized during the three and six months ended June 30, 2011. The amounts shown as losses represent, for the loan balances shown, the impairment recognized during the three and six months ended June 30, 2011. We recorded $2.1 million and $5.4 million in losses on impaired loans for the three and six months ended June 30, 2011, respectively, for loans with a fair value of zero as of June 30, 2011. Of the $65.3 million of nonaccrual loans at June 30, 2011, $19.8 million were written down to their fair values through charge-offs during the quarter.

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

        SBA servicing asset.    In accordance with ASC Topic 860, Accounting for Servicing of Financial Assets, the SBA servicing asset, included in other assets in the condensed consolidated balance sheets, is carried at its implied fair value. The fair value of the servicing asset is estimated by discounting future cash flows using market-based discount rates and prepayment speeds. The discount rate is based on the current US Treasury yield curve, as published by the Department of the Treasury, plus a spread for the marketplace risk associated with these assets. We utilize estimated prepayment vectors using SBA prepayment information provided by Bloomberg for pools of similar assets to determine the timing of the cash flows. These nonrecurring valuation inputs are considered to be Level 3 inputs.

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

        Commitments to extend credit and standby letters of credit.    The majority of our commitments to extend credit carry current market interest rates if converted to loans. Because these commitments are generally unassignable by either the borrower or us, they only have value to the borrower and us. The estimated fair value approximates the recorded deferred fee amounts and is not disclosed as it is not material.

  Limitations

        Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of June 30, 2011, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

NOTE 10—NET EARNINGS (LOSS) PER SHARE

        The following is a summary of the calculation of basic and diluted net earnings (loss) per share for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2011	March 31, 2011	June 30, 2010
				2011	2010
	(In thousands, except per share data)
Basic Earnings (Loss) Per Share:
Net earnings (loss)	$12,841	$10,676	$2,705	$23,517	$(57,828)
Less: earnings allocated to unvested restricted stock(1)	(600)	(386)	(99)	(976)	(17)

Net earnings (loss) allocated to common shares	$12,241	$10,290	$2,606	$22,541	$(57,845)

Weighted-average basic shares and unvested restricted stock outstanding	37,239.8	36,801.7	36,732.9	37,021.9	36,173.4
Less: weighted-average unvested restricted stock outstanding	(1,768.2)	(1,347.6)	(1,420.6)	(1,559.0)	(1,333.6)

Weighted-average basic shares outstanding	35,471.6	35,454.1	35,312.3	35,462.9	34,839.8

Basic earnings (loss) per share	$0.35	$0.29	$0.07	$0.64	$(1.66)

Diluted Earnings (Loss) Per Share:
Net earnings (loss) allocated to common shares	$12,241	$10,290	$2,606	$22,541	$(57,845)

Weighted-average basic shares outstanding	35,471.6	35,454.1	35,312.3	35,462.9	34,839.8
Add: warrants outstanding	—	—	86.8	—	—

Weighted-average diluted shares outstanding	35,471.6	35,454.1	35,399.1	35,462.9	34,839.8

Diluted earnings (loss) per share	$0.35	$0.29	$0.07	$0.64	$(1.66)

(1)
Represents cash dividends paid to holders of unvested restricted stock, net of estimated forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 11—STOCK COMPENSATION PLANS

  Restricted Stock

        At June 30, 2011, there were outstanding 920,664 shares of unvested time-based restricted common stock and 850,000 shares of unvested performance-based restricted common stock. The awarded shares of time-based restricted common stock vest over a service period of three to five years from date of the grant. The awarded shares of performance-based restricted common stock vest in full on the date the Compensation, Nominating and Governance, or CNG, Committee of the Board of Directors, as Administrator of the Company's 2003 Stock Incentive Plan, or the 2003 Plan, determines that the Company achieved certain financial goals established by the CNG Committee as set forth in the grant documents. Both time-based and performance-based restricted common stock vest immediately upon a change in control of the Company as defined in the 2003 Plan and upon death of the employee.

        In March 2011, the CNG awarded 350,000 shares of performance-based restricted common stock, which will expire on March 31, 2016 if the net earnings performance target established for such awards is not met. Such restricted stock will vest upon a change in control, however, as defined in the 2003 Plan. We have determined that it is not probable at the present time that the net earnings performance target will be achieved. Accordingly, no expense is being recognized for these shares.

        Compensation expense related to time-based restricted stock awards is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. Restricted stock amortization totaled $2.1 million, $2.0 million, and $2.2 million for the three months ended June 30, 2011, March 31, 2011, and June 30, 2010, respectively, and $4.1 million and $4.4 million for the six months ended June 30, 2011 and 2010, respectively. Such amounts are included in compensation expense on the accompanying condensed consolidated statements of earnings (loss).

        Currently no compensation expense is being recognized for any performance-based restricted stock awards as management has concluded that it is improbable that the respective financial targets for any outstanding performance-based restricted stock awards will be met. If and when the attainment of such financial targets is deemed probable in future periods, a catch-up adjustment will be recorded and amortization of such performance-based restricted stock will begin again. The total amount of unrecognized compensation expense related to all performance-based restricted stock for which amortization was suspended or has not commenced totaled $33.8 million at June 30, 2011 as presented in the following table.

	June 30, 2011
	Number of Shares Outstanding	Unrecognized Compensation Expense	Expiration Year of Award
		(in thousands)
Performance-based restricted stock awarded in:
2006	275,000	$14,924	2013
2007	205,000	11,259	2017
2008	20,000	453	2013
2011	350,000	7,161	2016

Outstanding performance-based restricted stock awards	850,000	$33,797

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 11—STOCK COMPENSATION PLANS (Continued)

        The Company's 2003 Plan permits stock based compensation awards to officers, directors, key employees and consultants. The 2003 Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 5,000,000 shares of authorized but unissued Company common stock, subject to adjustments provided by the 2003 Plan. In May 2011, the Board of Directors approved the equity award of 13,740 common shares to non-employee directors of the Company. Such shares were granted outright and vested immediately with a charge to other noninterest expense of $300,000 at that time. As of June 30, 2011, there were 582,791 shares available for grant under the 2003 Plan.

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

        In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." ASU 2011-04 was issued concurrently with IFRS 13, "Fair Value Measurements," to provide largely identical guidance about fair value measurement and disclosure requirements. This Update does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required or permitted under U.S. GAAP or International Financial Reporting Standards (IFRSs). For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying this Update and to quantify the total effect, if practicable. We have not as yet determined what effect, if any, adoption of this Update will have on our financial statements and related disclosures.

        In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income." Under ASU 2011-05, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. This standard eliminates the option in U.S. GAAP to present other comprehensive income in the statement

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

of changes in equity. ASU 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. Adoption of this standard will not have a material effect on our financial statements.

NOTE 13—SUBSEQUENT EVENTS

        We have evaluated events that have occurred subsequent to June 30, 2011 and have concluded there are no subsequent events that would require recognition or disclosure in the accompanying condensed consolidated financial statements.

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

        Long-term credit ratings on the United States government and federal agencies have been lowered to AA+ from AAA; the short-term rating of A-1+ was unchanged. These credit rating downgrades could disrupt the financial and liquidity markets, causing deposit volatility, reduced liquidity sources and declines in the fair values of debt securities issued by the United States government, federal agencies, government-sponsored entities and state and local governments. This downgrade is currently not expected to have a negative impact on a bank's regulatory capital calculations as shortly after the downgrade announcement, the FDIC, jointly with other banking regulators, issued a press release stating that risk weights for and treatment of United States Treasury securities and other securities issued or guaranteed by the United States government, government agencies, and government-sponsored entities will not change. At June 30, 2011, the investments we own that may be impacted by this downgrade total approximately $1.0 billion and include debt securities issued by the United States government, federal agencies, government-sponsored entities and state and local governments. See Note 3, Investment Securities, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)," for information on our investments in debt securities.

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

        Pacific Western competes actively for deposits, and emphasizes solicitation of noninterest-bearing deposits. In managing the top line of our business, we focus on quality loan growth and loan yield, deposit cost, and net interest margin, as net interest income, on a year-to-date basis, accounts for 85.9% of our net revenues (net interest income plus noninterest income).

        During the six months ended June 30, 2011, our assets declined $134.3 million, or 2.4%, to $5.4 billion. This was due primarily to a decrease in our total loans of $348.3 million on a net basis, including a $102.6 million reduction in our non-covered loans. The loan portfolio continues to decline generally due to repayments, resolution activities, and tepid loan growth. The decline in total loans was offset partially by an increase in investment securities available-for-sale of $184.0 million due to purchases of $262.2 million of primarily government-sponsored entity pass-through securities, offset partially by principal reductions.

        During the six months ended June 30, 2011, our total deposits declined $163.2 million, or 3.5%, to $4.5 billion. Time deposits decreased $163.9 million to $1.1 billion. Core deposits, which include noninterest-bearing demand, interest checking, money market, and savings accounts, grew $657,000 as noninterest-bearing demand accounts increased $133.8 million and money market deposits decreased $131.8 million. At June 30, 2011, core deposits totaled $3.4 billion, or 76% of total deposits at that date, including $1.6 billion of noninterest-bearing demand accounts, or 36% of total deposits.

Key Performance Indicators

        Among other factors, our operating results depend generally on the following key performance indicators:

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

        Our primary interest-earning assets are loans and investments. Our primary interest-bearing liabilities are deposits. We attribute our high net interest margin to our high level of noninterest-bearing deposits and low cost of deposits. While our deposit balances will fluctuate depending on deposit holders' perceptions of alternative yields available in the market, we attempt to minimize these variances by attracting a high percentage of noninterest-bearing deposits, which have no expectation of yield. At June 30, 2011, approximately 36% of our total deposits were noninterest- bearing.

  Loan Growth

        We generally seek new lending opportunities in the $500,000 to $10 million range, try to limit loan maturities for commercial loans to one year, for construction loans up to 18 months, and for commercial real estate loans up to ten years, and to price lending products so as to preserve our interest spread and net interest margin. We sometimes encounter strong competition in pursuing lending opportunities such that potential borrowers obtain loans elsewhere at lower rates than those we offer. We have continued to reduce our exposure to residential construction and foreign loans, including limiting the amount of new loans in these categories. Our ability to make new loans is dependent on economic factors in our market area, borrower qualifications, competition, and liquidity, among other items. Loan growth remains tepid, as new loan volume is not replacing maturities. We attribute this to the state of the economy in Southern California, the reluctance of businesses to make investments and grow, the scarcity of quality credits, and the competition for loans from both other community banks and the large banks. While we are able to retain maturing lending relationships having growth opportunities, we are doing so selectively based on pricing considerations, as we prefer profitability and margin retention over short term growth.

  The Magnitude of Credit Losses

        We stress credit quality in originating and monitoring the loans we make and measure our success by the levels of our nonperforming assets, net charge-offs and allowance for credit losses. We maintain an allowance for credit losses on non-covered loans which is the sum of our allowance for loan losses and our reserve for unfunded loan commitments. Provisions for credit losses are charged to operations as and when needed for both on and off balance sheet credit exposure. Loans which are deemed uncollectible are charged off and deducted from the allowance for loan losses. Recoveries on loans previously charged off are added to the allowance for loan losses. The provision for credit losses on the non-covered loan portfolio was based on our allowance methodology and reflected net charge-offs, the levels and trends of nonaccrual and classified loans, and the migration of loans into various risk classifications. A provision for credit losses on the covered loan portfolio may be recorded to reflect decreases in expected cash flows on covered loans compared to those previously estimated.

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

  The Level of Our Noninterest Expense

        Our noninterest expense includes fixed and controllable overhead, the major components of which are compensation, occupancy, data processing, other professional service fees, and OREO expense. We measure success in controlling such costs through monitoring of the efficiency ratio. We calculate the efficiency ratio by dividing noninterest expense by net revenues (the sum of net interest income plus noninterest income). Accordingly, a lower percentage reflects lower operating expenses relative to net revenue.

        The consolidated operating efficiency ratios have been as follows:

Three Months Ended:	Efficiency Ratio
June 30, 2011	58.2%
March 31, 2011	58.7%
December 31, 2010	70.4%
September 30, 2010	61.5%
June 30, 2010	62.3%

        The efficiency ratio declined in the second quarter of 2011 compared to the first quarter of 2011 and the second quarter of 2010 due mostly to higher net revenues which exceeded the growth in noninterest expense. The growth in net revenues for the linked quarters was attributable mainly to higher FDIC loss sharing income stemming from higher credit-related net costs on covered loans and OREO, and higher net interest income from higher accelerated accretion of purchase discounts on covered loan payoffs. The growth in noninterest expense for the linked quarters was due principally to increases in non-covered and covered OREO expenses related mostly to higher write-downs and lower gains on sales. The growth in net revenues for the current quarter compared to the second quarter of 2010 was due mainly to higher net interest income. Net interest income increased due to higher average earning assets resulting from the August 2010 Los Padres acquisition and a higher loan yield resulting from higher accelerated accretion of purchase discounts on covered loan payoffs. The growth in noninterest expense for the second quarter of 2011 compared to the same 2010 quarter is due to the additional overhead from the acquired Los Padres operations and higher OREO costs.

        The fourth quarter of 2010 efficiency ratio is higher than the other periods presented due to the combination of lower FDIC loss sharing income and higher noninterest expenses. Fourth quarter expenses included higher discretionary bonus accruals and the recognition of a penalty for the early repayment of $50 million in FHLB advances; there is no similar repayment penalty in any of the other periods presented.

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

Results of Operations

  Non-GAAP Measurements

        Certain discussion in this Form 10-Q contains non-GAAP financial disclosures for tangible common equity and pre-credit, pre-tax earnings. The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company's operational performance and to enhance investors' overall understanding of such financial performance. Given the use of tangible common equity amounts and ratios is prevalent among banking regulators, investors and analysts, we disclose our tangible common equity ratios in addition to equity-to-assets ratios. Also, as analysts and investors view pre-credit, pre-tax earnings as an indicator of the Company's ability to absorb credit losses, we disclose this amount in addition to net earnings. The methodology of determining tangible common equity and pre-credit, pre-tax earnings may differ among companies.

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

	Three Months Ended			Six Months Ended June 30,
	June 30, 2011	March 31, 2011	June 30, 2010
GAAP to Non-GAAP Reconciliations				2011	2010
	(In thousands)
PacWest Bancorp Consolidated:
Net earnings (loss)	$12,841	$10,676	$2,705	$23,517	$(57,828)
Plus: Total provision for credit losses	11,390	10,710	21,925	22,100	154,727
Other real estate owned expense (income):
Non-covered	2,300	703	625	3,003	9,066
Covered	1,205	(2,578)	(89)	(1,373)	2,080
Income tax expense (benefit)	9,160	7,742	1,271	16,902	(42,701)
Less: FDIC loss sharing income (expense), net	5,316	(1,170)	6,004	4,146	21,751

Pre-credit, pre-tax earnings	$31,580	$28,423	$20,433	$60,003	$43,593

	June 30, 2011	March 31, 2011	December 31, 2010
	(Dollars in thousands)
PacWest Bancorp Consolidated:
Stockholders' equity	$511,964	$491,360	$478,797
Less: Intangible assets	60,369	70,287	73,144

Tangible common equity	$451,595	$421,073	$405,653

Total assets	$5,394,725	$5,470,517	$5,529,021
Less: Intangible assets	60,369	70,287	73,144

Tangible assets	$5,334,356	$5,400,230	$5,455,877

Equity to assets ratio	9.49%	8.98%	8.66%
Tangible common equity ratio(1)	8.47%	7.80%	7.44%
Book value per share	$13.74	$13.20	$13.06
Tangible book value per share	$12.12	$11.31	$11.06
Shares outstanding	37,251,267	37,218,047	36,672,429
Pacific Western Bank:
Stockholders' equity	$606,084	$584,418	$570,118
Less: Intangible assets	60,369	70,287	73,144

Tangible common equity	$545,715	$514,131	$496,974

Total assets	$5,378,288	$5,453,971	$5,513,601
Less: Intangible assets	60,369	70,287	73,144

Tangible assets	$5,317,919	$5,383,684	$5,440,457

Equity to assets ratio	11.27%	10.72%	10.34%
Tangible common equity ratio(1)	10.26%	9.55%	9.13%

(1)
Calculated as tangible common equity divided by tangible assets.

  Earnings Performance

        Summarized financial information for the periods indicated are as follows:

	Three Months Ended
				Six Months Ended June 30,
	June 30, 2011	March 31, 2011	June 30, 2010
				2011	2010
	(Dollars in thousands, except per share data)
Earnings Summary:
Interest income	$77,196	$74,657	$68,261	151,853	137,256
Interest expense	(8,507)	(8,919)	(10,644)	(17,426)	(21,616)

Net interest income	68,689	65,738	57,617	134,427	115,640

Provision for credit losses:
Non-covered loans	(5,500)	(7,800)	(14,100)	(13,300)	(126,627)
Covered loans	(5,890)	(2,910)	(7,825)	(8,800)	(28,100)

Total provision for credit losses	(11,390)	(10,710)	(21,925)	(22,100)	(154,727)

FDIC loss sharing income (expense), net	5,316	(1,170)	6,004	4,146	21,751
Other noninterest income	5,924	5,959	5,053	11,883	10,150
Noninterest expense	(46,538)	(41,399)	(42,773)	(87,937)	(93,343)
Income tax (expense) benefit	(9,160)	(7,742)	(1,271)	(16,902)	42,701

Net earnings (loss)	$12,841	$10,676	$2,705	$23,517	$(57,828)

Profitability Measures:
Earnings (loss) per share:
Basic	$0.35	$0.29	$0.07	$0.64	$(1.66)
Diluted	$0.35	$0.29	$0.07	$0.64	$(1.66)
Annualized return (loss) on:
Average assets	0.94%	0.79%	0.21%	0.87%	(2.24)%
Average equity	10.31%	8.97%	2.26%	9.65%	(23.66)%
Net interest margin	5.57%	5.34%	4.85%	5.45%	4.87%
Efficiency ratio	58.2%	58.7%	62.3%	58.5%	63.3%

  Second Quarter of 2011 Compared to First Quarter of 2011

        Net earnings for the second quarter of 2011 were $12.8 million, or $0.35 per diluted share, compared to net earnings of $10.7 million, or $0.29 per diluted share, for the first quarter of 2011. The $2.2 million increase in net earnings for the linked quarters was due mostly to higher net interest income and FDIC loss sharing income, offset partially by a higher provision for credit losses and higher OREO costs.

  Second Quarter of 2011 Compared to Second Quarter of 2010

        Net earnings for the second quarter of 2011 were $12.8 million, or $0.35 per diluted share, compared to net earnings of $2.7 million, or $0.07 per diluted share, for the second quarter of 2010. The $10.1 million increase in net earnings was due mostly to a lower provision for credit losses and higher net interest income, offset partially by higher noninterest expense. The increase in noninterest expense reflects in part the additional operating costs arising from the August 2010 Los Padres acquisition and the nine branches that acquisition added to our network.

  Six Months of 2011 Compared to Six Months of 2010

        Net earnings of $23.5 million, or $0.64 per diluted share, for the six months ended June 30, 2011 compared to a net loss of $57.8 million, or $1.66 per diluted share, for the six months ended June 30, 2010. The increase in net earnings for the current year-to-date period is attributed principally to a lower provision for credit losses. The provision for the prior year period included $71.4 million related to the sale of $323.6 million of non-covered classified loans in the first quarter of 2010; there was no similar sale of classified loans in the current year.

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

        The following table presents, for the periods indicated, the distribution of average assets, liabilities and stockholders' equity, as well as interest income and yields earned on average interest-earning assets and interest expense and rates on average interest-bearing liabilities:

	Three Months Ended
	June 30, 2011			March 31, 2011			June 30, 2010
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans, net of unearned income(1)(2)	$3,815,414	$68,331	7.18%	$3,992,204	$66,781	6.78%	$3,809,546	$62,314	6.56%
Investment securities(2)	1,006,008	8,782	3.50%	913,613	7,819	3.47%	584,368	5,702	3.91%
Deposits in financial institutions	126,568	83	0.26%	89,248	57	0.26%	374,613	245	0.26%

Total interest-earning assets	4,947,990	$77,196	6.26%	4,995,065	$74,657	6.06%	4,768,527	$68,261	5.74%

Other assets	505,632			515,717			413,103

Total assets	$5,453,622			$5,510,782			$5,181,630

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest checking deposits	$489,952	$245	0.20%	$495,950	$268	0.22%	$438,945	$338	0.31%
Money market deposits	1,217,406	1,529	0.50%	1,240,524	1,734	0.57%	1,203,527	2,773	0.92%
Savings deposits	149,553	72	0.19%	141,027	69	0.20%	112,909	58	0.21%
Time deposits	1,092,614	3,672	1.35%	1,167,468	3,885	1.35%	1,068,033	3,776	1.42%

Total interest-bearing deposits	2,949,525	5,518	0.75%	3,044,969	5,956	0.79%	2,823,414	6,945	0.99%
Borrowings	225,044	1,763	3.14%	227,122	1,744	3.11%	303,877	2,216	2.92%
Subordinated debentures	129,469	1,226	3.80%	129,545	1,219	3.82%	129,732	1,483	4.59%

Total interest-bearing liabilities	3,304,038	$8,507	1.03%	3,401,636	$8,919	1.06%	3,257,023	$10,644	1.31%

Noninterest-bearing demand deposits	1,608,455			1,582,720			1,403,348
Other liabilities	41,683			43,501			41,053

Total liabilities	4,954,176			5,027,857			4,701,424
Stockholders' equity	499,446			482,925			480,206

Total liabilities and stockholders' equity	$5,453,622			$5,510,782			$5,181,630

Net interest income		$68,689			$65,738			$57,617

Net interest rate spread			5.23%			5.00%			4.43%
Net interest margin			5.57%			5.34%			4.85%

(1)
Includes nonaccrual loans and loan fees.

(2)
Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans, net of unearned income(1)(2)	$3,903,321	$135,112	6.98%	$3,965,334	$126,059	6.41%
Investment securities(2)	960,066	16,601	3.49%	527,367	10,823	4.14%
Deposits in financial institutions	108,011	140	0.26%	291,214	374	0.26%

Total interest-earning assets	4,971,398	$151,853	6.16%	4,783,915	$137,256	5.79%

Other assets	510,647			415,793

Total assets	$5,482,045			$5,199,708

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest checking deposits	$492,935	$513	0.21%	$436,708	$731	0.34%
Money market deposits	1,228,901	3,264	0.54%	1,185,210	5,642	0.96%
Savings deposits	145,314	142	0.20%	111,743	116	0.21%
Time deposits	1,129,834	7,555	1.35%	1,056,786	7,345	1.40%

Total interest-bearing deposits	2,996,984	11,474	0.77%	2,790,447	13,834	1.00%
Borrowings	226,077	3,507	3.13%	374,424	4,884	2.63%
Subordinated debentures	129,507	2,445	3.81%	129,756	2,898	4.50%

Total interest-bearing liabilities	3,352,568	$17,426	1.05%	3,294,627	$21,616	1.32%

Noninterest-bearing demand deposits	1,595,658			1,368,300
Other liabilities	42,588			43,888

Total liabilities	4,990,814			4,706,815
Stockholders' equity	491,231			492,893

Total liabilities and stockholders' equity	$5,482,045			$5,199,708

Net interest income		$134,427			$115,640

Net interest rate spread			5.11%			4.47%
Net interest margin			5.45%			4.87%

(1)
Includes nonaccrual loans and loan fees.

(2)
Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

        The net interest margin has been impacted by the accelerated accretion of purchase discounts on covered loan payoffs and loans being placed on or removed from nonaccrual status. The effects of such items on the net interest margin are shown in the following table for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2011	March 31, 2011	June 30, 2010
				2011	2010
Net interest margin as reported	5.57%	5.34%	4.85%	5.45%	4.87%
Less:
Accelerated accretion of purchase discounts on covered loan payoffs	0.38	0.22	0.13	0.30	0.08
Nonaccrual loan interest	0.02	—	(0.02)	0.01	(0.05)

Net interest margin as adjusted	5.17%	5.12%	4.74%	5.14%	4.84%

  Second Quarter of 2011 Compared to First Quarter of 2011

        Net interest income was $68.7 million for the second quarter of 2011 compared to $65.7 million for the first quarter of 2011. The $3.0 million increase is due mostly to growth of $2.5 million in interest income, which is attributed mainly to higher accelerated accretion of purchase discounts on covered loan payoffs and purchases of investment securities. Contributing to the increase in net interest income was a reduction in interest expense of $412,000 due principally to lower rates on money market accounts and a decline in time deposit balances.

        Our net interest margin for the second quarter of 2011 was 5.57%, an increase of 23 basis points from the 5.34% posted for the first quarter of 2011. The yield on average loans was 7.18% for the second quarter of 2011 compared to 6.78% for the prior quarter. The loan yield, earning asset yield and net interest margin are all affected by loans being placed on or removed from nonaccrual status and the accelerated accretion of purchase discounts on covered loan disposals; the net interest margin for the second and first quarters of 2011 was positively impacted by 40 and 22 basis points, respectively, from the combination of these items. The cost of interest-bearing deposits and all-in deposit cost declined four and three basis points to 0.75% and 0.49%, respectively, due mostly to lower rates on money market accounts and lower average balances of time deposits.

  Second Quarter of 2011 Compared to Second Quarter of 2010

        Net interest income grew $11.0 million during the second quarter of 2011 compared to the same quarter of 2010. The increase was due to higher interest income of $8.9 million and lower interest expense of $2.1 million. The growth in interest income was attributable to a higher yield on average loans and a higher average balance of investment securities. Interest expense declined primarily due to a lower rate on average deposits and a reduction in average borrowings.

        The net interest margin grew 72 basis points to 5.57% for the second quarter of 2011 compared to 4.85% for the same period last year. The increase in the net interest margin was due mostly to a higher yield on average loans and lower interest expense as described above. The yield on average loans grew 62 basis points to 7.18% for the second quarter of 2011 from 6.56% from the second quarter of 2010, due in part to higher accelerated accretion of purchase discounts on covered loan disposals. The cost of interest-bearing deposits and all-in deposit cost decreased 24 and 17 basis points to 0.75% and 0.49%, respectively. Average noninterest-bearing demand deposits increased $205.1 million to $1.6 billion in the current quarter compared to the same period last year, and represented 35% of total average deposits for the second quarter of 2011 compared to 33% for the second quarter of 2010.

  Six Months of 2011 Compared to Six Months of 2010

        Net interest income grew $18.8 million to $134.4 million for the six months ended June 30, 2011 compared to the same period of 2010. This change was due to a $14.6 million increase in interest income and $4.2 million decrease in interest expense. Loan interest income grew $9.1 million, or 7.2%, due mostly to higher accelerated accretion of purchase discounts related to covered loan payoffs. Interest income on investment securities increased $5.8 million, or 53.4%, due to purchases. Interest expense declined mainly due to lower rates on deposits and lower average borrowing balances. Deposit interest expense declined $2.4 million, or 17.1%, due mostly to lower rates paid. Interest expense on borrowings declined $1.4 million as we repaid $260 million of FHLB advances in the first half of 2010 and another $50 million in December 2010.

        The net interest margin for the first six months of 2011 was 5.45% compared to 4.87% for the first six months of 2010. The increase is due mostly to lower funding costs and a higher yield on loans offset partially by an increase in the average balance of lower yielding investment securities.

  Provision for Credit Losses

        The following table sets forth the details of the provision for credit losses and allowance for credit losses data for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2011	March 31, 2011	June 30, 2010
				2011	2010
	(Dollars in thousands)
Provision For Credit Losses:
Addition to allowance for loan losses	$5,050	$7,800	$14,345	$12,850	$127,217
Addition (reduction) to reserve for unfunded loan commitments	450	—	(245)	450	(590)

Total provision for non-covered loans	5,500	7,800	14,100	13,300	126,627
Provision for covered loans	5,890	2,910	7,825	8,800	28,100

Total provision for credit losses	$11,390	$10,710	$21,925	$22,100	$154,727

Allowance for Credit Losses Data:
Net charge-offs on non-covered loans	$7,187	$7,889	$12,045	$15,076	$157,471
Charge-offs on classified loans sold	—	—	—	—	123,705
Annualized net charge-off ratios:
Net charge-offs to non-covered average loans	0.97%	1.03%	1.50%	1.00%	9.43%
Net charge-offs, excluding charge-offs on loans sold, to non-covered average loans	0.97%	1.03%	1.50%	1.00%	2.02%
At Period End:
Allowance for loan losses	$96,427	$98,564	$88,463
Allowance for credit losses	$102,552	$104,239	$93,434
Allowance for credit losses to non-covered loans, net of unearned income	3.52%	3.41%	2.93%
Allowance for credit losses to non-covered nonaccrual loans	157.0%	135.6%	86.3%

        Provisions for credit losses are charged to earnings as and when needed for both on and off balance sheet credit exposures. We have a provision for credit losses on our non-covered loans and a provision for credit losses on our covered loans. The provision for credit losses on our non-covered loans is based on our allowance methodology and is an expense that, in our judgment, is required to maintain the adequacy of the allowance for loan losses and the reserve for unfunded loan commitments. Our allowance methodology reflects net charge-offs and the levels and trends of nonaccrual and classified loans and the migration of loans into various risk classifications. The provision for credit losses on our covered loans reflects decreases in expected cash flows on covered loans compared to those previously estimated.

        We made provisions for credit losses related to both non-covered and covered loans of $11.4 million during the second quarter of 2011 compared to $10.7 million for the first quarter of 2011 and $21.9 million for the second quarter of 2010. The provision related to non-covered loans totaled $5.5 million for the second quarter of 2011; this compares to $7.8 million for the first quarter of 2011, and $14.1 million for the second quarter of 2010. Net non-covered loan charge-offs were $7.2 million for the second quarter of 2011; this compares to $7.9 million for the first quarter of 2011 and $12.0 million for the second quarter of 2010. The level of credit loss provision and net charge-offs declined for the current period compared to prior periods.

        The allowance for credit losses on non-covered loans was $102.3 million as of June 30, 2011 and represented 3.52% of the non-covered loan balances at that date. This compares to an allowance for credit losses on non-covered loans of $104.2 million, or 3.41% of non-covered loans, as of March 31, 2011 and an allowance for credit losses on non-covered loans of $93.4 million, or 2.93% of non-covered loans, as of June 30, 2010. The economic downturn has negatively impacted our borrowers and the collateral values underlying our loans. A protracted economic down cycle will increase the stress on our loan portfolio and we may experience increased levels of charge-offs and provisions and may maintain a higher level of allowance for credit losses.

        During the second quarter of 2011, we recorded a $5.9 million provision for credit losses on the covered loan portfolio based on current quarter analysis of acquired loans, which indicated a decrease in expected cash flows from previous estimates. Under the terms of our loss sharing agreements with the FDIC, the FDIC will absorb 80% of the losses on the covered loans. As a result, the effect on net earnings was 20% of the provision for covered loans as we recorded 80% of this provision as an offset in FDIC loss sharing income. The provisions for credit losses on covered loans for the first quarter of 2011 and second quarter of 2010 were $2.9 million and $7.8 million, respectively.

        We made provisions for credit losses totaling $22.1 million during the first six months of 2011 compared to $154.7 million for the same period last year. The provision related to non-covered loans totaled $13.3 million for the six months ended June 30, 2011 compared to $126.6 million for the six months ended June 30, 2010. The prior year provision included $71.4 million related to the Company's sale of $323.6 million of non-covered classified loans in the first quarter of 2010; there was no similar sale of classified loans in 2011. Net non-covered charge-offs were $15.1 million during the first six months of 2011 compared to $157.5 million for the same period last year, but the latter amount included $123.7 million in charge-offs related to the classified loan sale in the first quarter of 2010. The provision for covered loans was $8.8 million for the six months ended June 30, 2011 compared to $28.1 million for the six months ended June 30, 2010.

        Increased provisions for credit losses may be required in the future based on loan and unfunded commitment growth, the effect changes in economic conditions, such as inflation, unemployment, market interest rate levels, and real estate values, may have on the ability of our borrowers to repay their loans, and other negative conditions specific to our borrowers' businesses. See further discussion in "Balance Sheet Analysis—Allowance for Credit Losses on Non-Covered Loans" and "Balance Sheet Analysis—Allowance for Credit Losses on Covered Loans" contained herein.

  Noninterest Income

        The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2011	March 31, 2011	June 30, 2010
				2011	2010
	(In thousands)
Service charges on deposit accounts	$3,400	$3,558	$2,666	$6,958	$5,395
Other commissions and fees	1,980	1,720	1,845	3,700	3,635
Increase in cash surrender value of life insurance	368	379	369	747	767
FDIC loss sharing income (expense), net	5,316	(1,170)	6,004	4,146	21,751
Other income	176	302	173	478	353

Total noninterest income	$11,240	$4,789	$11,057	$16,029	$31,901

  Second Quarter of 2011 Compared to First Quarter of 2011 and Second Quarter of 2010

        Noninterest income for the second quarter of 2011 totaled $11.2 million compared to $4.8 million for the first quarter of 2011 and $11.1 million for the second quarter of 2010. The $6.4 million increase in noninterest income for the second quarter of 2011 compared to the prior quarter was due mostly to higher FDIC loss sharing income stemming from higher credit-related net costs on covered loans and OREO. Service charges on deposits decreased $158,000 for the linked 2011 quarters due to a decline in business account fee income and lower NSF handling fees from fewer checks being drawn against accounts with insufficient funds.

        The $183,000 growth in noninterest income for the second quarter of 2011 compared to the same period last year was due primarily to the $734,000 increase in service charges on deposit accounts, while FDIC loss sharing income, net, declined $688,000 due to a decrease in credit-related net costs on covered loans and OREO. Service charges on deposit accounts increased due to increases in service charge rates, a higher number of acquisition-related accounts, and organic growth.

  Six Months of 2011 Compared to Six Months of 2010

        Noninterest income declined $15.9 million, to $16.0 million, for the six months ended June 30, 2011 compared to the same period in 2010. The decline was due mainly to lower FDIC loss sharing income of $17.6 million attributable to lower credit-related net costs on covered loans and OREO. However, service charges on deposit accounts increased $1.6 million due to increases in service charge rates, a higher number of acquisition-related accounts, and organic growth.

  Noninterest Expense

        The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2011	March 31, 2011	June 30, 2010
				2011	2010
	(Dollars in thousands)
Compensation	$21,717	$21,929	$21,068	$43,646	$40,479
Occupancy	7,142	6,983	6,576	14,125	13,534
Data processing	2,129	2,475	1,892	4,604	3,861
Other professional services	2,505	2,296	2,042	4,801	4,040
Business development	595	569	655	1,164	1,322
Communications	834	859	795	1,693	1,599
Insurance and assessments	1,603	2,337	2,611	3,940	4,885
Non-covered other real estate owned, net	2,300	703	625	3,003	9,066
Covered other real estate owned expense (income), net	1,205	(2,578)	(89)	(1,373)	2,080
Intangible asset amortization	2,308	2,307	2,424	4,615	4,848
Other expense	4,200	3,519	4,174	7,719	7,629

Total noninterest expense	$46,538	$41,399	$42,773	$87,937	$93,343

Efficiency ratio	58.2%	58.7%	62.3%	58.5%	63.3%

  Second Quarter of 2011 Compared to First Quarter of 2011

        Noninterest expense grew $5.1 million to $46.5 million during the second quarter of 2011 compared to $41.4 million for the first quarter of 2011. This change was due mostly to increases in covered and non-covered OREO costs. Covered OREO costs increased due principally to lower gains on sales and higher write-downs. Non-covered OREO costs increased by $1.6 million due almost entirely to higher write-downs recognized in the second quarter. Other expense increases included higher occupancy costs due to lease renewal commissions, higher other professional services expense due to legal costs associated with our credit work-out efforts, and higher other expenses related to other loan management costs and recent stock awards for directors. Insurance and assessment costs are lower due to a decline in FDIC deposit insurance costs attributable to a revised FDIC assessment methodology effective April 1, 2011.

        Noninterest expense includes non-cash expenses of time-based restricted stock amortization, which is included in compensation, and intangible asset amortization. Amortization of restricted stock totaled $2.1 million and $2.0 million for the second and first quarters of 2011, respectively, $2.2 million for the second quarter of 2010, and $4.1 million and $4.4 million for the six months ended June 30, 2011 and 2010, respectively. Intangible asset amortization totaled $2.3 million for each of the second and first quarters of 2011.

  Second Quarter of 2011 Compared to Second Quarter of 2010

        Noninterest expense grew $3.8 million for the second quarter of 2011 compared to the same period of 2010 due mostly to higher OREO costs of $3.0 million. Non-covered OREO costs grew $1.7 million due primarily to higher write-downs and lower gains on sales. Covered OREO costs grew $1.3 million due mostly to higher write-downs. Generally, all of the other expense categories increased due to the additional overhead associated with operating the nine branches gained in the Los Padres acquisition in August 2010.

  Six Months of 2011 Compared to Six Months of 2010

        Noninterest expense declined by $5.4 million to $87.9 million during the six months ended June 30, 2011 compared to the same period last year. This reduction was attributable primarily to decreases in non-covered and covered OREO costs and lower insurance and assessments expense. Non-covered OREO costs declined $6.1 million due mainly to lower write-downs of $7.0 million and lower OREO expense of $509,000, offset partially by lower gains on sales of OREO of $1.5 million. Covered OREO costs declined by $3.5 million due mostly to higher gains on sales of OREO. The declines were offset by increases in almost all other expense categories for the additional operating costs arising from the August 2010 Los Padres acquisition and the nine branches added to our network through that acquisition.

  Income Taxes

        The effective tax rate for the second quarter of 2011 was 41.6% compared to 42.0% for the first quarter of 2011 and 32.0% in the second quarter of 2010. The lower rate in the second quarter of 2010 resulted mostly from the resolution of a tax contingency which reduced income tax expense by $400,000. The effective tax rates for the six months ended June 30, 2011 and 2010 were 41.8% and 42.5%, respectively. The Company's blended Federal and California statutory tax rate is 42.0%.

Balance Sheet Analysis

  Non-Covered Loans

        The following table presents the balance of each major category of non-covered loans at the dates indicated:

	June 30, 2011		March 31, 2011		December 31, 2010
Loan Category	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Domestic:
Real estate mortgage	$2,073,868	71%	$2,172,923	71%	$2,274,733	72%
Commercial	640,805	22	667,401	22	663,557	21
Real estate construction	160,254	5	176,758	5	179,479	5
Consumer	22,248	1	21,815	1	25,058	1
Foreign:
Commercial	18,633	1	21,808	1	21,057	1
Other, including real estate	1,442	—	1,488	—	1,551	—

Total gross non-covered loans	2,917,250	100%	3,062,193	100%	3,165,435	100%

Less: unearned income	(4,114)		(4,539)		(4,380)
Less: allowance for loan losses	(96,427)		(98,564)		(98,653)

Total net non-covered loans	$2,816,709		$2,959,090		$3,062,402

        Gross non-covered loans declined $144.9 million during the second quarter of 2011. Real estate mortgage loans, commercial loans, and real estate construction loans decreased $99.1 million, $26.6 million, and $16.5 million, respectively. The non-covered loan portfolio continues to decline. We attribute this to the state of the economy in Southern California, the reluctance of businesses to make investments and grow, the scarcity of quality credits, and the competition for loans from both other community banks and the large banks. While we are able to retain maturing lending relationships having growth opportunities, we are doing so selectively based on pricing considerations, as we prefer profitability and margin retention over short term growth.

        The following table presents the composition of our non-covered real estate mortgage loan portfolio:

	June 30, 2011		March 31, 2011		December 31, 2010
Loan Category	Balance	% of Total	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$374,502	18.1%	$393,000	18.1%	$432,263	19.0%
Retail	310,588	15.0%	337,149	15.5%	374,027	16.4%
Office buildings	322,972	15.6%	332,233	15.3%	350,192	15.4%
Owner-occupied	263,686	12.7%	276,631	12.7%	263,603	11.6%
Hotel	149,043	7.2%	149,928	6.9%	156,614	6.9%
Healthcare	114,805	5.5%	106,061	4.9%	102,227	4.5%
Mixed use	56,810	2.7%	57,624	2.7%	57,230	2.5%
Gas station	35,998	1.7%	36,227	1.7%	38,502	1.7%
Self storage	26,163	1.3%	26,312	1.2%	26,432	1.2%
Restaurant	23,410	1.1%	24,166	1.1%	26,463	1.2%
Land acquisition/development	9,559	0.5%	9,602	0.4%	9,649	0.4%
Unimproved land	1,449	0.1%	1,519	0.1%	1,494	0.1%
Other	225,712	10.9%	248,558	11.4%	250,068	11.0%

Total commercial real estate mortgage	1,914,697	92.3%	1,999,010	92.0%	2,088,764	91.8%

Residential real estate mortgage:
Multi-family	64,735	3.1%	75,775	3.5%	81,880	3.6%
Single family owner-occupied	36,369	1.8%	37,230	1.7%	38,025	1.7%
Single family nonowner-occupied	20,449	1.0%	23,070	1.1%	26,618	1.2%
HELOCs	37,618	1.8%	37,838	1.7%	38,823	1.7%
Unimproved land	—	0.0%	—	0.0%	623	0.0%

Total residential real estate mortgage	159,171	7.7%	173,913	8.0%	185,969	8.2%

Total gross non-covered real estate mortgage loans	$2,073,868	100.0%	$2,172,923	100.0%	$2,274,733	100.0%

        The largest subset of the "Other" commercial real estate mortgage category is for fixed base operators at airports with a balance of $36.3 million, or 16.1% of the total in "Other".

        The following table presents the composition of our non-covered real estate construction loan portfolio:

	June 30, 2011		March 31, 2011		December 31, 2010
Loan Category	Balance	% of Total	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial real estate construction:
Retail	$20,123	12.6%	$21,129	12.0%	$20,378	11.4%
Industrial/warehouse	8,460	5.3%	7,987	4.5%	11,329	6.3%
Office buildings	6,354	4.0%	11,131	6.3%	3,805	2.1%
Owner-occupied	2,000	1.2%	2,000	1.1%	2,000	1.1%
Healthcare	—	0.0%	—	0.0%	4,305	2.4%
Self storage	19,169	12.0%	19,151	10.8%	13,191	7.3%
Land acquisition/development	35,513	22.2%	34,963	19.8%	16,983	9.5%
Unimproved land	29,726	18.5%	33,870	19.2%	26,032	14.5%
Other	5,116	3.2%	4,499	2.5%	9,062	5.0%

Total commercial real estate construction	126,461	78.9%	134,730	76.2%	107,085	59.7%

Residential real estate construction:
Multi-family	18,346	11.4%	23,296	13.2%	26,474	14.8%
Single family nonowner-occupied	1,161	0.7%	1,064	0.6%	1,026	0.6%
Land acquisition/development	3,238	2.0%	3,240	1.8%	1,482	0.8%
Unimproved land	11,048	6.9%	14,428	8.2%	43,412	24.2%

Total residential real estate construction	33,793	21.1%	42,028	23.8%	72,394	40.3%

Total gross non-covered real estate construction loans	$160,254	100.0%	$176,758	100.0%	$179,479	100.0%

  Covered Loans

        The following table presents the composition of our covered loans as of the dates indicated:

Loan Category	June 30, 2011	March 31, 2011	December 31, 2010
	(In thousands)
Multi-family	$286,615	$299,833	$321,650
Commercial real estate	407,257	430,160	444,244
Single family	139,238	151,044	157,424
Construction and land	67,343	82,992	87,301
Commercial and industrial	24,135	24,583	34,828
Home equity lines of credit	6,235	5,811	5,916
Consumer	864	960	1,378

Total gross covered loans	931,687	995,383	1,052,741
Less: discount	(92,847)	(106,512)	(110,901)

Covered loans, net of discount	838,840	888,871	941,840
Less: allowance for loan losses	(32,888)	(29,438)	(33,264)

Covered loans, net	$805,952	$859,433	$908,576

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

  Allowance for Credit Losses on Non-Covered Loans

        The allowance for credit losses on non-covered loans is the combination of the allowance for loan losses and the reserve for unfunded loan commitments. The allowance for credit losses on non-covered loans relates only to loans which are not subject to the loss sharing agreement with the FDIC. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities on the condensed consolidated balance sheets. Generally, as loans are funded, the amount of the commitment reserve applicable to such funded loans is transferred from the reserve for unfunded loan commitments to the allowance for loan losses based on our allowance methodology. The following discussion is for non-covered loans and the allowance for credit losses thereon. Refer to "Balance Sheet Analysis—Allowance for Credit Losses on Covered Loans" for the policy on covered loans.

        At June 30, 2011, the allowance for credit losses on non-covered loans totaled $102.6 million, a $1.6 million decrease from the allowance at March 31, 2011, and was comprised of the allowance for loan losses of $96.5 million and the reserve for unfunded loan commitments of $6.1 million. During the three months ended June 30, 2011, the Company recorded $7.2 million in net charge-offs and a provision for credit losses of $5.5 million.

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

        Impaired loans are identified at each reporting date based on certain criteria and the majority of which are individually reviewed for impairment. A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan agreement. We measure impairment of a loan based upon the fair value of the loan's collateral if the loan is collateral dependent or the present value of cash flows, discounted at the loan's effective interest rate, if the loan is not collateral-dependent. The impairment amount on a collateral-dependent loan is charged-off to the allowance and the impairment amount on a loan that is not collateral-dependent is set up as a specific reserve. Increased charge-offs or additions to specific reserves generally result in increased provisions for credit losses.

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

        In addition, we may refer to the loans classified as "substandard" and "doubtful" together as "criticized loans." For additional information on classified loans, see Note 4, Loans, in the Notes to Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

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

        We recognize the determination of the allowance for loan losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform sensitivity analyses to provide insight regarding the impact adverse changes in credit risk ratings may have on our allowance for loan losses. The sensitivity analyses have inherent limitations and are based on various assumptions as of a point in time and, accordingly, it is not necessarily representative of the impact loan risk rating changes may have on the allowance for loan losses. At June 30, 2011, in the event that

1% of our non-covered loans were downgraded one credit risk rating category for each category (e.g., 1% of the "pass" category moved to the "special mention" category, 1% of the "special mention" category moved to "substandard" category, and 1% of the "substandard" category moved to the "doubtful" category within our current allowance methodology), the allowance for credit losses would have increased by approximately $1.8 million. In the event that 5% of our non-covered loans were downgraded one credit risk category, the allowance for credit losses would increase by approximately $9.2 million. Given current processes employed by the Company, management believes the credit risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different conclusions that could be significant to the Company's financial statements. In addition, current credit risk ratings are subject to change as we continue to review loans within our portfolio and as our borrowers are impacted by economic trends within their market areas.

        Management believes that the allowance for loan losses is adequate and appropriate for the known and inherent risks in our non-covered loan portfolio. In making its evaluation, management considers certain quantitative and qualitative factors including the Company's historical loss experience, the volume and type of lending conducted by the Company, the results of our credit review process, the levels of classified, criticized and nonperforming assets, regulatory policies, general economic conditions, underlying collateral values, and other factors regarding collectibility and impairment. To the extent we experience, for example, increased levels of documentation deficiencies, adverse changes in collateral values, or negative changes in economic and business conditions which adversely affect our borrowers, our classified loans may increase. Higher levels of adversely classified loans generally result in higher allowances for loan losses.

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

        The following table presents information regarding the allowance for credit losses on non-covered loans as of the dates indicated:

	June 30, 2011	March 31, 2011	December 31, 2010	June 30, 2010
	(Dollars in thousands)
Allowance for loan losses	$96,427	$98,564	$98,653	$88,463
Reserve for unfunded loan commitments	6,125	5,675	5,675	4,971

Total allowance for credit losses	$102,552	$104,239	$104,328	$93,434

Allowance for credit losses to loans, net of unearned income	3.52%	3.41%	3.30%	2.93%
Allowance for credit losses to nonaccrual loans	157.0%	135.6%	110.8%	86.3%
Allowance for credit losses to nonperforming assets	87.3%	83.2%	87.1%	70.4%

        The following table presents the changes in our allowance for credit losses on non-covered loans for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2011	March 31, 2011	June 30, 2010
				2011	2010
	(In thousands)
Allowance for credit losses, beginning of period	$104,239	$104,328	$91,379	$104,328	$124,278
Provision for credit losses	5,500	7,800	14,100	13,300	126,627
Net charge-offs	(7,187)	(7,889)	(12,045)	(15,076)	(157,471)

Allowance for credit losses, end of period	$102,552	$104,239	$93,434	$102,552	$93,434

        The following table presents the changes in our allowance for loan losses on non-covered loans for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2011	March 31, 2011	June 30, 2010
				2011	2010
	(Dollars in thousands)
Allowance for loan losses, beginning of period	$98,564	$98,653	$86,163	$98,653	$118,717
Loans charged off:
Real estate mortgage	(4,354)	(1,212)	(6,988)	(5,566)	(89,837)
Real estate construction	(1,193)	(4,645)	(3,341)	(5,838)	(59,082)
Commercial	(2,609)	(3,121)	(1,024)	(5,730)	(9,163)
Consumer	(1,165)	(160)	(2,004)	(1,325)	(2,062)
Foreign	—	—	—	—	—

Total loans charged off	(9,321)	(9,138)	(13,357)	(18,459)	(160,144)

Recoveries on loans charged off:
Real estate mortgage	27	97	1,017	124	1,197
Real estate construction	896	92	27	988	708
Commercial	308	617	254	925	742
Consumer	890	411	12	1,301	24
Foreign	13	32	2	45	2

Total recoveries on loans charged off	2,134	1,249	1,312	3,383	2,673

Net charge-offs	(7,187)	(7,889)	(12,045)	(15,076)	(157,471)
Provision for loan losses	5,050	7,800	14,345	12,850	127,217

Allowance for loan losses, end of period	$96,427	$98,564	$88,463	$96,427	$88,463

Charge-offs on classified loans sold	$—	$—	$—	$—	$123,705
Ratios(1):
Allowance for loan losses to loans, net (end of period)	3.31%	3.22%	2.78%	3.31%	2.78%
Allowance for loan losses to nonaccrual loans (end of period)	147.67%	128.26%	81.70%	147.67%	81.70%
Annualized net charge-offs to average loans	0.97%	1.03%	1.50%	1.00%	9.43%
Annualized net charge-offs to average loans excluding charge-offs on classified loans sold	0.97%	1.03%	1.50%	1.00%	2.02%

(1)
Ratios apply only to non-covered loans.

        The following table presents the changes in our reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2011	March 31, 2011	June 30, 2010
				2011	2010
	(In thousands)
Reserve for unfunded loan commitments, beginning of period	$5,675	$5,675	$5,216	$5,675	$5,561
Provision (reversal)	450	—	(245)	450	(590)

Reserve for unfunded loan commitments, end of period	$6,125	$5,675	$4,971	$6,125	$4,971

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

        We evaluated the acquired covered loans and elected to account for them under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"), which we refer to as acquired impaired loan accounting.

        The covered loans are subject to our internal and external credit review. If deterioration in the expected cash flows results in a reserve requirement, a provision for credit losses is charged to earnings without regard to the FDIC loss sharing agreement. The portion of the estimated loss reimbursable from the FDIC will be recorded in FDIC loss sharing income and will increase the FDIC loss sharing asset. For acquired impaired loans, the allowance for loan losses is measured at the end of each financial reporting period based on expected cash flows. Decreases in the amount and changes in the timing of expected cash flows on the acquired impaired loans as of the financial reporting date compared to those previously estimated are usually recognized by recording a provision for credit losses on such covered loans. Acquired covered loans not accounted for as impaired loans totaled $28.9 million at June 30, 2011 and are subject to our allowance for credit loss methodology. Although we estimate the required allowance for credit losses similarly to the methodology used for originated loans, we record a provision for such loan losses only when the reserve requirement exceeds any remaining credit discount on these covered loans.

        The following table presents the changes in our allowance for credit losses on covered loans for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2011	March 31, 2011	June 30, 2010
				2011	2010
	(In thousands)
Allowance for credit losses on covered loans, beginning of period	$29,438	$33,264	$32,014	$33,264	$18,000
Provision	5,890	2,910	7,825	8,800	28,100
Charge-offs, net	(2,440)	(6,736)	(1,961)	(9,176)	(8,222)

Allowance for credit losses on covered loans, end of period	$32,888	$29,438	$37,878	$32,888	$37,878

  Non-Covered Nonperforming Assets and Performing Restructured Loans

        The following table presents non-covered nonperforming assets and performing restructured loans information as of the dates indicated:

	June 30, 2011	March 31, 2011	December 31, 2010	June 30, 2010
	(Dollars in thousands)
Nonaccrual loans(1)	$65,300	$76,849	$94,183	$108,283
Other real estate owned(1)	52,194	48,367	25,598	24,523

Total nonperforming assets	$117,494	$125,216	$119,781	$132,806

Performing restructured loans(1)	$82,487	$71,669	$89,272	$76,367
Nonperforming assets ratio(1)(2)	3.96%	4.03%	3.76%	4.14%
Nonaccrual loans to loans, net of unearned income(1)	2.24%	2.51%	2.98%	3.40%

(1)
Excludes covered loans and covered OREO from the Los Padres and Affinity acquisitions.

(2)
Nonperforming assets ratio is calculated as nonaccrual loans and OREO divided by total loans and OREO.

        Non-covered nonperforming assets include non-covered nonaccrual loans and non-covered OREO and totaled $117.5 million at June 30, 2011 compared to $125.2 million at March 31, 2011. The $7.7 million decline in non-covered nonperforming assets is due primarily to an $11.5 million reduction in nonaccrual loans, offset partially by a $3.8 million increase in OREO. The non-covered nonperforming assets ratio decreased to 3.96% at June 30, 2011 from 4.03% at March 31, 2011.

  Nonaccrual Loans

        The $11.5 million decline in non-covered nonaccrual loans during the second quarter was attributable to (a) foreclosures of $6.1 million, (b) other reductions, payoffs and returns to accrual status of $15.8 million, (c) charge-offs of $5.8 million, and (d) additions of $16.2 million.

        The types of non-covered loans included in the nonaccrual category and accruing loans past due between 30 and 89 days are presented below as of the dates indicated:

	Nonaccrual Loans(1)
					Accruing and Over 30 days Past Due(1)
	June 30, 2011		March 31, 2011
Loan Category	Balance	% of Loan Category	Balance	% of Loan Category	June 30, 2011 Balance	March 31, 2011 Balance
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$7,451	5.0%	$4,109	2.7%	$865	$864
SBA 504	3,304	5.3%	5,138	7.9%	—	188
Other commercial	25,710	1.5%	21,679	1.2%	8,197	1,395
Residential	3,026	1.9%	9,917	5.7%	—	90

Total real estate mortgage	39,491	1.9%	40,843	1.9%	9,062	2,537

Real estate construction:
Residential	1,099	3.3%	4,586	10.9%	—	—
Commercial	5,976	4.7%	8,620	6.4%	2,136	1,484

Total real estate construction	7,075	4.4%	13,206	7.5%	2,136	1,484

Commercial:
Collateralized	5,294	1.4%	5,748	1.6%	451	661
Unsecured	6,558	8.0%	9,009	7.8%	158	400
Asset-based	15	0.0%	15	0.0%	—	—
SBA 7(a)	6,122	19.9%	6,234	19.9%	199	1,253

Total commercial	17,989	2.8%	21,006	3.1%	808	2,314

Consumer	745	3.3%	1,794	8.2%	40	267

Total non-covered loans	$65,300	2.2%	$76,849	2.5%	$12,046	$6,602

(1)
Excludes covered loans acquired from the Los Padres and Affinity acquisitions.

        The following lending relationships, excluding SBA-related loans, were on nonaccrual status at June 30, 2011:

Nonaccrual Amount	Description
(In thousands)
$11,300	This loan is secured by three airplane hangar structures and two office buildings in Los Angeles County, California. The loan has been written down to its underlying collateral value based on the most recent appraisal.

$7,451	This loan is secured by two hotels in San Diego County, California. The borrower's interest payments are current.

$5,654	Four loans secured by industrial warehouse buildings in Riverside County, California. The borrower is paying as agreed.

$3,474	An unsecured loan that has a specific reserve for the entire balance.

$2,586	This loan is secured by a medical-related office building in Los Angeles County, California and has been written down to its underlying collateral value based on the most recent appraisal.

$2,370	This loan is unsecured and has a specific reserve for 50% of the balance. The borrower is current on interest payments.

$2,200	Two loans that are secured by a retail shopping center in San Diego County, California.

$1,701	Two unsecured loans that have a specific reserve for the entire balance.

$1,553	A loan secured by unimproved land in Imperial County, California.

$1,287	Three loans secured by industrial buildings in Imperial County, California. The borrower is paying as agreed.

  OREO

        Non-covered OREO grew $3.8 million during the second quarter of 2011 due mainly to foreclosures of $6.1 million, offset partially by write-downs of $1.9 million. The write-downs were based on new appraisals or negotiated sales prices with buyers.

        The following table presents the components of non-covered OREO by property type as of the dates indicated:

Property Type	June 30, 2011	March 31, 2011	December 31, 2010	June 30, 2010
	(Dollars in thousands)
Commercial real estate	$23,408	$18,674	$18,205	$17,285
Construction and land development	26,446	27,191	4,650	3,181
Single family residence	2,340	2,502	2,743	4,057

Total non-covered OREO	$52,194	$48,367	$25,598	$24,523

  Performing Restructured Loans

        Non-covered performing restructured loans grew by $10.8 million during the second quarter of 2011 to $82.5 million at June 30, 2011. The change was attributable primarily to additions of $17.7 million, offset partially by $3.9 million in transfers to nonaccrual status and $2.9 million in loan payoffs. At June 30, 2011, we had $59.4 million in real estate mortgage loans, $19.0 million in real estate construction loans, and $4.1 million in commercial loans that were accruing interest under the terms of troubled debt restructurings.

        The majority of the performing restructured loans was on accrual status prior to the loan modifications and has remained on accrual status after the loan modifications due to the borrowers making payments before and after the restructurings. In these circumstances, generally, a borrower may have had a fixed rate loan that they continued to repay, but may be having cash flow difficulties. In an effort to work with certain borrowers, we have agreed to interest rate reductions to reflect the lower market interest rate environment and/or interest-only payments for a period of time. In these cases, we do not forgive principal or extend the maturity date as part of the loan modification. As a result of the current economic environment in our market areas, we anticipate loan restructurings to continue during 2011.

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

        The following table presents a summary of covered loans that would be considered nonaccrual except for the accounting requirements regarding acquired impaired loans and other real estate owned covered by the loss sharing agreement ("covered nonaccrual loans" and "covered OREO"; collectively, "covered nonperforming assets") as of the dates indicated:

	June 30, 2011	March 31, 2011	December 31, 2010	June 30, 2010
	(In thousands)
Covered nonaccrual loans	$146,359	$153,085	$142,964	$129,188
Covered OREO	40,949	42,117	55,816	27,787

Total covered nonperforming assets	$187,308	$195,202	$198,780	$156,975

Covered performing restructured loans	$12,404	$12,492	$14,255	$28,249

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

        At June 30, 2011, we had $183.9 million of commercial real estate mortgage loans maturing over the next 12 months. In the event we refinance any of these loans because the borrowers are unable to obtain financing elsewhere due to the inability of banks in our market area to make loans, such loans may be considered troubled debt restructurings even though they were performing throughout their terms. Higher levels of troubled debt restructurings may lead to increased classified assets and credit loss provisions.

        Our loan portfolio, including both non-covered and covered loans, continues to experience pressure from economic trends in Southern California. We expect that such pressures will continue for the remainder of 2011.

  Deposits

        The following table presents the balance of each major category of deposits at the dates indicated:

	June 30, 2011		March 31, 2011		December 31, 2010
Deposit Category	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$1,599,410	36%	$1,606,182	35%	$1,465,562	32%
Interest checking deposits	477,126	11	486,761	11	494,617	11
Money market deposits	1,189,999	26	1,232,766	27	1,321,780	28
Savings deposits	151,957	3	145,217	3	135,876	3

Total core deposits	3,418,492	76	3,470,926	76	3,417,835	74

Time deposits under $100,000	359,890	8	372,650	8	436,838	9
Time deposits $100,000 and over	708,113	16	741,163	16	795,025	17

Total time deposits	1,068,003	24	1,113,813	24	1,231,863	26

Total deposits	$4,486,495	100%	$4,584,739	100%	$4,649,698	100%

        Total deposits declined $98.2 million during the second quarter to $4.5 billion at June 30, 2011. Time deposits decreased $45.8 million during the second quarter to $1.1 billion at June 30, 2011. Core deposits, which include noninterest-bearing demand, interest checking, money market and savings accounts, declined $52.4 million during the second quarter due mostly to a $42.8 million decrease in money market accounts. At June 30, 2011, core deposits totaled $3.4 billion, or 76% of total deposits at that date. Noninterest-bearing demand deposits decreased $6.8 million during the second quarter to $1.6 billion and represented 36% of total deposits at June 30, 2011.

Regulatory Matters

  Capital

        Actual capital amounts and ratios for the Company and the Bank as of June 30, 2011 are presented in the following table. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are deducted from regulatory capital. At June 30, 2011, such amount was $48.2 million for the Company and $27.2 million for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future.

	June 30, 2011
	Well Capitalized Requirement	Pacific Western Bank	PacWest Bancorp Consolidated
Tier 1 leverage capital ratio	5.00%	9.60%	9.75%
Tier 1 risk-based capital ratio	6.00%	14.29%	14.44%
Total risk-based capital ratio	10.00%	15.57%	15.72%
Tangible common equity ratio	N/A	10.26%	8.47%

  Subordinated Debentures

        The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities, which totaled $123.0 million at June 30, 2011. The Company includes in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less goodwill, net of any related deferred income tax liability. At June 30, 2011, the amount of trust preferred securities included in Tier I capital was $123.0 million. While our existing trust preferred securities are grandfathered under the Dodd-Frank Wall Street Reform and Consumer Protection Act that was enacted in July 2010, new issuances will not qualify as Tier 1 capital.

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

        Historically, the Bank's primary liquidity source has been its core deposit base. In addition, the Bank relies on collateralized FHLB advances as one of its sources of affordable and immediately available liquidity. The level of such wholesale funding is monitored based on the Bank's liquidity requirements, and we maintain what we believe to be an acceptable level of this collateralized borrowing capacity. The Bank's secured borrowing capacity with the FHLB was $1.3 billion, of which $1.1 billion was available as of June 30, 2011. The Bank also maintains a security repurchase line with the FHLB to provide an additional $32.9 million in secured borrowing capacity, against which there were no borrowings as of June 30, 2011. In addition to the secured borrowing relationship with the FHLB, and to meet short term liquidity needs, the Bank maintains adequate balances in liquid assets, which include cash and due from banks, Federal Funds sold, interest-earning deposits in other financial institutions, and unpledged investment securities available-for-sale. The Bank also maintains a secured line of credit with the FRB which had a borrowing capacity of $390.5 million and no amount outstanding at June 30, 2011. In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit, subject to availability, of $92.0 million with correspondent banks for purchase of overnight funds.

        We may use large denomination brokered time deposits, the availability of which is uncertain and subject to competitive market forces, for liquidity management purposes. At June 30, 2011, the Bank had none of these brokered deposits. In addition, we have $43.3 million of customer deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our participating customers' deposits.

        To meet short-term liquidity needs, the Bank maintains what we believe are adequate balances in cash, interest-earning deposits in other financial institutions and investment securities with a maturity or duration of five years or less. Our on-balance sheet liquidity ratio, calculated as liquid assets (cash, interest-earning deposits in financial institutions and unpledged investment securities available-for-sale) as a percent of total deposits, was 24.9% as of June 30, 2011 and 18.1% at December 31, 2010. We increased the Bank's on-balance sheet liquidity in order to have more flexibility during this current economic cycle.

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

        At June 30, 2011, the Company had, on a stand-alone basis, approximately $20.2 million in cash on deposit at the Bank. Management believes this amount of cash is sufficient to fund the Company's 2011 cash flow needs.

  Contractual Obligations

        The following table presents the known contractual obligations of the Company as of the date indicated:

	June 30, 2011
	Due Within One Year	Due in One to Three Years	Due in Three to Five Years	Due After Five Years	Total
	(Dollars in thousands)
Time deposits	$545,975	$519,490	$2,538	$—	$1,068,003
Long-term debt obligations	—	—	—	354,423	354,423
Operating lease obligations	16,019	25,750	16,937	14,548	73,254
Other contractual obligations	7,905	10,985	4,059	—	22,949

Total	$569,899	$556,225	$23,534	$368,971	$1,518,629

        Time deposits include brokered deposits of $43.3 million of customer deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits.

        Long term debt obligations include $129.4 million of subordinated debentures and $225.0 million of callable term FHLB advances. While the FHLB may call the advances to be repaid for any reason, they are likely to be called if market interest rates are higher than the advances' stated rates on the call dates. If the advances are called by the FHLB, there is no prepayment penalty. Should our FHLB advances be called, we would evaluate the funding opportunities available at that time, including new secured FHLB borrowings at the prevailing market rates. As borrowing rates are currently lower than our contract rates, we do not expect our secured FHLB borrowings to be called. Debt obligations are also discussed in Note 7, Borrowings, Subordinated Debentures and Brokered Deposits, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)." Operating lease obligations are discussed in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. The other contractual obligations relate to the minimum liability associated with our data and item processing contract with a third-party provider and commitments to contribute capital to investments in low income housing project partnerships.

        We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity, and continued deposit gathering activities. We believe we have in place sufficient borrowing mechanisms for short-term liquidity needs.

Off-Balance Sheet Arrangements

        Our obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded. At June 30, 2011, our loan-related commitments, including standby letters of credit, totaled $677.1 million. The commitments which result in a funded loan increase our profitability through net interest income. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources have been and are expected to be sufficient to meet the cash requirements of our lending activities.

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

        Market risk sensitive instruments are generally defined as derivatives and other financial instruments, which include investment securities, loans, deposits, and borrowings. At June 30, 2011, we had not used any derivatives to alter our interest rate risk profile or for any other reason. However, both the repricing characteristics of our fixed rate loans and floating rate loans, the significant percentage of noninterest-bearing deposits compared to interest- earning assets, and the callable features in certain borrowings, may influence our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, interest-bearing deposits in financial institutions, Federal Home Loan Bank stock, investment securities, deposits, borrowings and subordinated debentures.

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

        We evaluated the results of our net interest income simulation and market value of equity models prepared as of June 30, 2011, the results of which are presented below. Our net interest income simulation indicates that our balance sheet is liability sensitive as rising interest rates would result in a decline in our net interest margin. This profile is primarily a result of (a) the increased origination of fixed rate loans and variable rate loans with initial fixed rate terms over the last several years and (b) declining floating rate construction loans. Our market value of equity model indicates an asset sensitive profile suggesting a sudden sustained increase in rates would result in an increase in our estimated market value of equity. This profile is a result of the assumed floors in the Company's offering rates, which are not expected to increase to the extent of the movement of market interest rates, and the significant value placed on the Company's noninterest-bearing deposits for purposes of this analysis. The divergent profile between the net interest income simulation and market value of equity model is a result of the Company's significant level of noninterest-bearing deposits. Static balances of noninterest-bearing deposits do not impact the net interest income simulation, while at the same time the value of these deposits increases substantially in the market value of equity model when market rates are assumed to rise. In general, we view the net interest income model results as more relevant to the Company's current operating profile and manage our balance sheet based on this information.

  Net Interest Income Simulation

        We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of June 30, 2011. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

        This analysis calculates the difference between net interest income forecasted using both increasing and declining interest rate scenarios and net interest income forecasted using a base market interest rate derived from the U.S. Treasury yield curve at June 30, 2011. In order to arrive at the base case, we extend our balance sheet at June 30, 2011 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products' pricing as of June 30, 2011. Based on such repricings, we calculate an estimated net interest income and net interest margin.

        The repricing relationship for each of our assets and liabilities includes many assumptions. For example, many of our assets are floating rate loans, which are assumed to reprice to the same extent as the change in market rates according to their contracted index except for floating rate loans tied to our base lending rate which are assumed to reprice upward only after the first 75 basis point increase in market rates. This assumption is due to the fact that we reduced our base lending rate 100 basis points when the Federal Reserve lowered the Federal Funds benchmark rate by 175 basis points in the fourth quarter of 2008. Some loans and investment vehicles include the opportunity of prepayment (imbedded options) and the simulation model uses a prepayment model to estimate these prepayments and reinvest these proceeds at current simulated yields. Our deposit products reprice at our discretion and are assumed to reprice more slowly in a rising or declining interest rate environment and usually reprice at a rate less than the change in market rates. Also, a callable option feature on certain borrowings will reprice differently in a rising interest rate environment than in a declining interest rate environment. The effects of certain balance sheet attributes, such as fixed rate loans, floating rate loans that have reached their floors, and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

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

        The following table presents as of June 30, 2011, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points.

Interest rate scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$240,192	(5.3)%	4.86%	(0.27)%
Up 200 basis points	$240,905	(5.0)%	4.88%	(0.25)%
Up 100 basis points	$243,892	(3.8)%	4.94%	(0.19)%
BASE CASE	$253,608	—	5.13%	—
Down 100 basis points	$246,231	(2.9)%	4.99%	(0.14)%
Down 200 basis points	$244,295	(3.7)%	4.95%	(0.18)%
Down 300 basis points	$239,747	(5.5)%	4.86%	(0.27)%

        The net interest income simulation model prepared as of June 30, 2011 suggests our balance sheet is liability sensitive. Liability sensitivity indicates that in a rising interest rate environment, our net interest margin would decrease. Due to the historically low market interest rates as of June 30, 2011 the "down" scenarios are not considered meaningful and are excluded from the following discussion. The liability sensitive profile is due mostly to the mix of fixed rate loans to total loans in the loan portfolio relative to our amount of interest-bearing deposits that would reprice as interest rates change. Although $1.9 billion of the $3.7 billion of total loans in the portfolio have variable interest rate terms, only $573 million of those variable rate loans will reprice within 12 months. The remaining variable rate loans will behave as if they have fixed rates in the short run because of the effect of interest rate floors and hybrid ARM loan pricing structures of mini-perm commercial real estate loans, which generally contain initial fixed rate terms ranging from three to five years before becoming variable rate.

        In comparing the June 30, 2011 simulation results to March 31, 2011, our profile has remained relatively unchanged while our overall estimated net interest income has decreased for all scenarios. The decline in the simulated net interest income is a result of lower earning assets due to the net decline in the loan portfolio.

  Market Value of Equity

        We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as the market value of equity, using a simulation model. This simulation model assesses the changes in the market value of our interest sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease in market interest rates of 100, 200 and 300 basis points. This analysis assigns significant value to our noninterest-bearing deposit balances. The projections are by their nature forward looking and therefore inherently uncertain, and include various assumptions regarding cash flows and interest rates. This model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at June 30, 2011.

        The following table shows the projected change in the market value of equity for the set of rate shocks presented as of June 30, 2011:

Interest rate scenario	Estimated Market Value	Dollar Change From Base	Percentage Change From Base	Percentage of Total Assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$653,337	$3,706	0.6%	12.1%	127.6%
Up 200 basis points	$691,270	$41,639	6.4%	12.8%	135.0%
Up 100 basis points	$674,484	$24,853	3.8%	12.5%	131.7%
BASE CASE	$649,631	—	—	12.0%	126.9%
Down 100 basis points	$580,637	$(68,994)	(10.6)%	10.8%	113.4%
Down 200 basis points	$530,546	$(119,085)	(18.3)%	9.8%	103.6%
Down 300 basis points	$499,159	$(150,472)	(23.2)%	9.3%	97.5%

        The results of our market value of equity model indicate an asset sensitive interest rate risk profile at June 30, 2011 demonstrated by the increase in the market value of equity in the "up" interest rate scenarios compared to the "base case". Given the historically low market interest rates as of June 30, 2011, the "down" scenarios at June 30, 2011 are not considered meaningful and are excluded from the following discussion.

        Our asset sensitive position as of June 30, 2011 is due primarily to the significant value placed on our noninterest-bearing deposits and the assumed floors in the discount rates used to value a portion of the loan portfolio. The discount rate used to value our loan portfolio is derived from the expected offering rate for each loan type with a similar term and credit risk profile. In a rising rate environment, management does not expect to increase our offering rates on certain loan products to the same extent as market rates until the fully indexed offering rate exceeds the current pricing floor, and in turn, our loans are not projected to lose significant value in the "up" 100 basis point and "up" 200 basis point scenarios. Conversely, the discount rates for our liabilities are expected to immediately change when market rates change. Therefore, our liabilities are expected to increase in value as rates rise thereby increasing the estimated market value of equity in the rising rate scenario.

        In comparing the June 30, 2011 simulation results to March 31, 2011, our base case estimated market value of equity has decreased while our overall profile is consistent with the prior quarter. The decrease in base case estimated market value of equity is the result of a decrease in the discount rates used to value deposit accounts, partially offset by the $12.8 million of earnings retained during the quarter and the $5.8 million increase in accumulated other comprehensive income during the quarter.

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

        The following table illustrates the volume and repricing characteristics of our balance sheet at June 30, 2011 over the indicated time intervals:

	Amounts Maturing or Repricing In
June 30, 2011	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Non Interest Rate Sensitive	Total
	(Dollars in thousands)
ASSETS
Cash and deposits in financial institutions	$58,985	$58	$57	$—	$91,405	$150,505
Investment securities	13,709	23,167	11,158	1,060,549	—	1,108,583
Loans, net of unearned income	1,303,022	431,332	989,043	1,028,579	—	3,751,976
Other assets	—	—	—	—	383,661	383,661

Total assets	$1,375,716	$454,557	$1,000,258	$2,089,128	$475,066	$5,394,725

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$—	$—	$—	$—	$1,599,410	$1,599,410
Interest-bearing demand, money market and savings	1,819,082	—	—	—	—	1,819,082
Time deposits	216,606	329,369	522,028	—	—	1,068,003
Borrowings	—	—	—	225,000	—	225,000
Subordinated debentures	108,250	—	—	18,558	2,615	129,423
Other liabilities	—	—	—	—	41,843	41,843
Stockholders' equity	—	—	—	—	511,964	511,964

Total liabilities and stockholders' equity	$2,143,938	$329,369	$522,028	$243,558	$2,155,832	$5,394,725

Period gap	$(768,222)	$125,188	$478,230	$1,845,570	$(1,680,766)
Cumulative interest-earning assets	$1,375,716	$1,830,273	$2,830,531	$4,919,659
Cumulative interest-bearing liabilities	$2,143,938	$2,473,307	$2,995,335	$3,238,893
Cumulative gap	$(768,222)	$(643,034)	$(164,804)	$1,680,766
Cumulative interest-earning assets to cumulative interest-bearing liabilities	64.2%	74.0%	94.5%	151.9%
Cumulative gap as a percent of:
Total assets	(14.2)%	(11.9)%	(3.1)%	31.2%
Interest-earning assets	(15.8)%	(13.2)%	(3.4)%	34.6%

        All amounts are reported at their contractual maturity or repricing periods, except for $50.6 million in FHLB stock which is shown as a longer-term repricing investment because of the FHLB's suspended/reduced stock redemptions and dividend payments. This analysis makes certain assumptions as to interest rate sensitivity of savings and NOW accounts which have no stated maturity and have had very little rate fluctuation in the past three years. Money market accounts are repriced at management's discretion and generally are more rate sensitive.

        The preceding table indicates that we had a negative one year cumulative gap of $643.0 million at June 30, 2011, a decrease of $61.7 million from the $704.7 million negative gap position at March 31, 2011. The change in the negative gap is attributable mostly to a reduction in one-year liabilities of $69.3 million, reflecting a $45.7 million decrease in interest-bearing checking, money market and savings and a $23.6 million drop in one-year time deposits. Partially offsetting this was a decline in one-year assets of $7.6 million, which was due mostly to a $45.8 million decrease in one-year deposits in financial institutions, offset partially by a $40.3 million increase in one-year loans. This gap position suggests that we are liability sensitive and if rates were to increase, our net interest margin would most likely decrease. Conversely, if rates were to decrease, our net interest margin would most likely increase. The ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year at June 30, 2011, is 74.0%. This one year gap position indicates that interest expense is likely to be affected to a greater extent than interest income for any changes in interest rates within one year from June 30, 2011.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Repurchases of Common Stock

        The following table presents stock purchases made during the second quarter of 2011:

Purchase Dates:	Total Shares Purchased(a)	Average Price Per Share
April 1 - April 30, 2011	—	$—
May 1 - May 31, 2011	1,776	21.36
June 1 - June 30, 2011	856	19.47

Total	2,632	$20.75

(a)
Shares repurchased in satisfaction of financial obligations incurred through the vesting of the Company's restricted stock.

ITEM 6.   Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended, of PacWest Bancorp, a Delaware corporation (Exhibit 3.1 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
3.2	Certificate of Amendment, dated May 14, 2010, to Certificate of Incorporation of PacWest Bancorp (Exhibit 3.1 to Form 8-K filed on May 14, 2010 and incorporated herein by this reference).
3.3	Bylaws of PacWest Bancorp, a Delaware corporation, dated April 22, 2008 (Exhibit 3.2 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Earnings (Loss) for the three months ended June 30, 2011, March 31, 2011, and June 30, 2010 and the six months ended June 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended June 30, 2011, March 31, 2011, and June 30, 2010 and the six months ended June 30, 2011 and 2010, (iv) Condensed Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 2011, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (vi) the Notes to Condensed Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACWEST BANCORP
Date: August 8, 2011	/s/ VICTOR R. SANTORO Victor R. Santoro Executive Vice President and Chief Financial Officer