Form 10-Q
period 2011-09-30
PACWEST BANCORP
filed 2011-11-08
CIK 1102112

Use these links to rapidly review the document
TABLE OF CONTENT

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
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

        As of November 1, 2011, there were 35,495,962 shares of the registrant's common stock outstanding, excluding 1,762,870 shares of unvested restricted stock.

PACWEST BANCORP AND SUBSIDIARIES

SEPTEMBER 30, 2011 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements (Unaudited)

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Par Value Data)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$94,112	$82,170
Interest-earning deposits in financial institutions	73,209	26,382

Total cash and cash equivalents	167,321	108,552

Securities available-for-sale, at fair value ($47,213 and $50,437 covered by FDIC loss sharing at September 30, 2011 and December 31, 2010, respectively)	1,261,776	874,016
Federal Home Loan Bank stock, at cost	48,342	55,040

Total investment securities	1,310,118	929,056

Non-covered loans, net of unearned income	2,893,637	3,161,055
Allowance for loan losses	(90,110)	(98,653)

Non-covered loans, net	2,803,527	3,062,402
Covered loans, net	761,059	908,576

Total loans	3,564,586	3,970,978

Other real estate owned, net ($32,301 and $55,816 covered by FDIC loss sharing at September 30, 2011 and December 31, 2010, respectively)	80,561	81,414
Premises and equipment, net	22,919	22,578
FDIC loss sharing asset	89,197	116,352
Cash surrender value of life insurance	67,004	66,182
Core deposit and customer relationship intangibles, net	19,251	25,843
Goodwill	39,141	47,301
Other assets	133,793	160,765

Total assets	$5,493,891	$5,529,021

LIABILITIES
Noninterest-bearing deposits	$1,628,253	$1,465,562
Interest-bearing deposits	2,926,143	3,184,136

Total deposits	4,554,396	4,649,698
Borrowings	225,000	225,000
Subordinated debentures	129,347	129,572
Accrued interest payable and other liabilities	45,680	45,954

Total liabilities	4,954,423	5,050,224

Commitments and contingencies (Note 8)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value; authorized 75,000,000 shares; 37,489,011 shares issued at September 30, 2011 and 36,880,225 at December 31, 2010 (includes 1,762,870 and 1,230,582 shares of unvested restricted stock, respectively)	375	369
Additional paid-in capital	1,090,280	1,085,364
Accumulated deficit	(570,221)	(607,042)
Treasury stock, at cost—230,179 and 207,796 shares at September 30, 2011 and December 31, 2010, respectively	(4,290)	(3,863)
Accumulated other comprehensive income	23,324	3,969

Total stockholders' equity	539,468	478,797

Total liabilities and stockholders' equity	$5,493,891	$5,529,021

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2011	June 30, 2011	September 30, 2010
				2011	2010
Interest income:
Loans	$63,347	$68,331	$68,480	$198,459	$194,539
Investment securities	9,077	8,782	6,519	25,678	17,342
Deposits in financial institutions	94	83	131	234	505

Total interest income	72,518	77,196	75,130	224,371	212,386

Interest expense:
Deposits	5,072	5,518	6,375	16,546	20,209
Borrowings	1,782	1,763	2,129	5,289	7,013
Subordinated debentures	1,223	1,226	1,459	3,668	4,357

Total interest expense	8,077	8,507	9,963	25,503	31,579

Net interest income	64,441	68,689	65,167	198,868	180,807

Provision for credit losses:
Non-covered loans	—	5,500	17,050	13,300	143,677
Covered loans	348	5,890	6,500	9,148	34,600

Total provision for credit losses	348	11,390	23,550	22,448	178,277

Net interest income after provision for credit losses	64,093	57,299	41,617	176,420	2,530

Noninterest income:
Service charges on deposit accounts	3,545	3,400	2,861	10,503	8,256
Other commissions and fees	2,052	1,980	1,760	5,752	5,395
Other-than-temporary impairment loss on securities	—	—	(874)	—	(874)
Increase in cash surrender value of life insurance	359	368	353	1,106	1,120
FDIC loss sharing income, net	963	5,316	5,506	5,109	27,257
Other income	224	176	279	702	632

Total noninterest income	7,143	11,240	9,885	23,172	41,786

Noninterest expense:
Compensation	21,557	21,717	23,060	65,203	63,539
Occupancy	7,423	7,142	6,872	21,548	20,406
Data processing	2,228	2,129	2,121	6,832	5,982
Other professional services	2,239	2,505	2,694	7,040	6,734
Business development	548	595	571	1,712	1,893
Communications	678	834	811	2,371	2,410
Insurance and assessments	1,641	1,603	2,431	5,581	7,316
Non-covered other real estate owned, net	2,293	2,300	2,151	5,296	11,217
Covered other real estate owned expense (income), net	4,813	1,205	(319)	3,440	1,761
Intangible asset amortization	1,977	2,308	2,434	6,592	7,282
Other expense	3,190	4,200	3,348	10,909	10,977

Total noninterest expense	48,587	46,538	46,174	136,524	139,517

Earnings (loss) before income taxes	22,649	22,001	5,328	63,068	(95,201)
Income tax (expense) benefit	(9,345)	(9,160)	(1,828)	(26,247)	40,873

Net earnings (loss)	$13,304	$12,841	$3,500	$36,821	$(54,328)

Earnings (loss) per share:
Basic	$0.36	$0.35	$0.10	$0.99	$(1.55)
Diluted	$0.36	$0.35	$0.10	$0.99	$(1.55)
Dividends declared per share	$0.01	$0.01	$0.01	$0.03	$0.03

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2011	June 30, 2011	September 30, 2010
				2011	2010
Net earnings (loss)	$13,304	$12,841	$3,500	$36,821	$(54,328)
Other comprehensive income, net of related income taxes:
Unrealized holding gains on securities available-for-sale arising during the period	12,886	5,785	2,869	19,355	11,514

Comprehensive income (loss)	$26,190	$18,626	$6,369	$56,176	$(42,814)

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in Thousands, Except Share Data)

(Unaudited)

	Nine Months Ended September 30, 2011
	Common Stock
						Accumulated Other Comprehensive Income
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total
Balance, January 1, 2011	36,672,429	$369	$1,085,364	$(607,042)	$(3,863)	$3,969	$478,797
Net earnings	—	—	—	36,821	—	—	36,821
Tax effect from vesting of restricted stock	—	—	(497)	—	—	—	(497)
Restricted stock awarded and earned stock compensation, net of shares forfeited	608,786	6	6,502	—	—	—	6,508
Restricted stock surrendered	(22,383)	—	—	—	(427)	—	(427)
Cash dividends paid ($0.03 per share)	—	—	(1,089)	—	—	—	(1,089)
Other comprehensive income—increase in net unrealized gain on securities available-for-sale, net of tax effect of $14.0 million	—	—	—	—	—	19,355	19,355

Balance, September 30, 2011	37,258,832	$375	$1,090,280	$(570,221)	$(4,290)	$23,324	$539,468

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$36,821	$(54,328)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	13,721	4,190
Provision for credit losses	22,448	178,277
Gain on sale of other real estate owned	(8,334)	(4,044)
Provision for losses on other real estate owned	15,011	14,777
Gain on sale of premises and equipment	(23)	(14)
Impairment loss on securities	—	874
Restricted stock amortization	6,508	6,563
Tax effect included in stockholders' equity of restricted stock vesting	497	1,427
Decrease in accrued and deferred income taxes, net	(3,689)	(41,718)
Decrease in FDIC loss sharing asset	27,155	40,470
Decrease in other assets	15,989	13,579
Decrease in accrued interest payable and other liabilities	(2,406)	(8,991)

Net cash provided by operating activities	123,698	151,062

Cash flows from investing activities:
Resolution of goodwill matter with FDIC	7,636	—
Net cash acquired in Los Padres Bank acquisition	—	171,366
Net decrease in loans	324,823	26,393
Proceeds from sale of loans	2,495	204,164
Securities available-for-sale:
Proceeds from maturities and paydowns	137,622	135,295
Purchases	(495,341)	(448,856)
Net redemptions of FHLB stock	6,698	3,744
Proceeds from sales of other real estate owned	52,823	61,560
Capitalized costs to complete other real estate owned	—	(638)
Purchases of premises and equipment, net	(4,397)	(2,481)
Proceeds from sales of premises and equipment	27	28

Net cash provided by investing activities	32,386	150,575

Cash flows from financing activities:
Net increase (decrease) in deposits:
Noninterest-bearing	162,691	131,166
Interest-bearing	(257,993)	(177,006)
Net proceeds from issuance of common stock	—	26,587
Restricted stock surrendered	(427)	(836)
Tax effect included in stockholders' equity of restricted stock vesting	(497)	(1,427)
Net decrease in borrowings	—	(330,000)
Cash dividends paid	(1,089)	(1,084)

Net cash used in financing activities	(97,315)	(352,600)

Net increase (decrease) in cash and cash equivalents	58,769	(50,963)
Cash and cash equivalents, beginning of period	108,552	211,048

Cash and cash equivalents, end of period	$167,321	$160,085

Supplemental disclosures of cash flow information:
Cash paid for interest	$26,273	$32,163
Cash paid for income taxes	29,969	810
Loans transferred to other real estate owned	57,266	45,669

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

        Pacific Western is a full-service commercial bank offering a broad range of banking products and services including: accepting demand, money market, and time deposits; originating loans, including commercial, real estate construction, SBA-guaranteed and consumer loans; and providing other business-oriented products. Our operations are primarily located in Southern California and extend from California's Central Coast to San Diego County. The Bank focuses on conducting business with small to medium-sized businesses in our marketplace and the owners and employees of those businesses. The majority of our loans are secured by the real estate collateral of such businesses. We also operate three banking offices in the San Francisco Bay area and one office in Arizona, all of which were acquired through FDIC-assisted acquisitions. Our asset-based lending function operates in Arizona, California, Texas, and the Pacific Northwest.

        We generate our revenue primarily from interest received on loans and, to a lesser extent, from interest received on investment securities, and fees received in connection with deposit services, extending credit and other services offered, including foreign exchange services. Our major operating expenses are the interest paid by the Bank on deposits and borrowings, compensation and general operating expenses. The Bank relies on a foundation of locally generated and relationship-based deposits. The Bank has a relatively low cost of funds due to a high percentage of noninterest-bearing and low cost deposits.

        We completed 22 acquisitions since May 2000.

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

  Reclassifications

        Certain prior period amounts have been reclassified to conform to the current period's presentation format. During the second quarter of 2011, we reclassified recoveries on covered loans such that recoveries now reduce the credit loss provision for covered loans rather than increase FDIC loss sharing income. Such reclassifications had no effect on reported net earnings or losses.

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

        Goodwill in the amount of $46.8 million was recorded in the Los Padres acquisition. During the second quarter of 2011, we reduced goodwill by $7.6 million as the matter with the FDIC regarding settlement accounting for a wholly-owned subsidiary in the Los Padres acquisition was resolved. A receivable for such amount was included in the FDIC loss sharing asset at June 30, 2011 and the cash was received during the third quarter of 2011.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 2—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2011	June 30, 2011	September 30, 2010
				2011	2010
	(In thousands)
Gross amount of CDI and CRI:
Balance, beginning of period	$73,629	$76,319	$75,911	$76,319	$75,911
Additions	—	—	2,427	—	—
Fully amortized portion	(6,529)	(2,690)	—	(9,219)	2,427

Balance, end of period	67,100	73,629	78,338	67,100	78,338

Accumulated amortization:
Balance, beginning of period	(52,401)	(52,783)	(47,463)	(50,476)	(42,615)
Amortization	(1,977)	(2,308)	(2,434)	(6,592)	(7,282)
Fully amortized portion	6,529	2,690	—	9,219	—

Balance, end of period	(47,849)	(52,401)	(49,897)	(47,849)	(49,897)

Net CDI and CRI, end of period	$19,251	$21,228	$28,441	$19,251	$28,441

        The aggregate amortization expense related to the intangible assets is expected to be $8.4 million for 2011. The estimated aggregate amortization expense related to these intangible assets for each of the subsequent four years is $6.1 million for 2012, $4.5 million for 2013, $2.9 million for 2014, and $2.7 million for 2015.

NOTE 3—INVESTMENT SECURITIES

  Securities Available-for-Sale

        The amortized cost, gross unrealized gains and losses and estimated fair values of securities available-for-sale are presented in the tables below as of the dates indicated. The private label collateralized mortgage obligations were acquired in the FDIC-assisted acquisition of Affinity Bank ("Affinity") in August 2009 and are covered by a FDIC loss sharing agreement. Other securities include

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 3—INVESTMENT SECURITIES (Continued)

an investment in overnight money market funds at a financial institution. See Note 9, Fair Value Measurements, for information on fair value measurements and methodology.

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Residental mortgage-backed securities:
Government and government-sponsored entity pass through securities	$984,907	$33,046	$(347)	$1,017,606
Government and government-sponsored entity collateralized mortgage obligations	84,783	2,001	(4)	86,780
Covered private label collateralized mortgage obligations	42,328	6,687	(1,802)	47,213
Municipal securities	92,422	1,060	(255)	93,227
Corporate debt securities	14,813	23	(194)	14,642
Other securities	2,308	—	—	2,308

Total securities available-for-sale	$1,221,561	$42,817	$(2,602)	$1,261,776

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Government-sponsored entity debt securities	$10,014	$15	$—	$10,029
Residental mortgage-backed securities:
Government and government-sponsored entity pass through securities	754,149	9,282	(7,366)	756,065
Government and government-sponsored entity collateralized mortgage obligations	47,416	565	(352)	47,629
Covered private label collateralized mortgage obligations	45,867	6,653	(2,083)	50,437
Municipal securities	7,437	129	—	7,566
Other securities	2,290	—	—	2,290

Total securities available-for-sale	$867,173	$16,644	$(9,801)	$874,016

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

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 3—INVESTMENT SECURITIES (Continued)

        The following table presents the contractual maturity distribution of our available-for-sale securities portfolio based on amortized cost and fair value as of the date indicated:

	September 30, 2011
	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$2,308	$2,308
Due after one year through five years	8,790	9,083
Due after five years through ten years	38,956	40,646
Due after ten years	1,171,507	1,209,739

Total securities available-for-sale	$1,221,561	$1,261,776

        At September 30, 2011, the estimated fair value of debt securities and residential mortgage-backed debt securities issued by the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac") was approximately $1.0 billion. We do not own any equity securities issued by Fannie Mae or Freddie Mac.

        As of September 30, 2011, securities available-for-sale with an estimated fair value of $77.2 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.

        The following tables present the estimated fair values and the gross unrealized losses on securities by length of time the securities have been in an unrealized loss position as of the dates indicated:

	September 30, 2011
	Less Than 12 Months		12 months or Longer		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
	(In thousands)
Residential mortgage-backed securities:
Government and government-sponsored entity pass through securities	$72,233	$(346)	$24	$(1)	$72,257	$(347)
Government and government-sponsored entity collateralized mortgage obligations	—	—	1,651	(4)	1,651	(4)
Covered private label collateralized mortgage obligations	5,255	(396)	4,514	(1,406)	9,769	(1,802)
Municipal securities	34,584	(255)	—	—	34,584	(255)
Corporate debt securities	10,098	(194)	—	—	10,098	(194)

Total	$122,170	$(1,191)	$6,189	$(1,411)	$128,359	$(2,602)

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

        We reviewed the securities that were in a continuous loss position less than 12 months and longer than 12 months at September 30, 2011, and concluded that their losses were a result of the level of market interest rates relative to the types of securities and not a result of the underlying issuers' abilities to repay. Accordingly, we determined that the securities were temporarily impaired. Additionally, we have no plans to sell these securities and believe that it is more likely than not we would not be required to sell these securities before recovery of their amortized cost. Therefore, we did not recognize the temporary impairment in the consolidated statements of earnings (loss).

  FHLB Stock

        At September 30, 2011, the Company had a $48.3 million investment in Federal Home Loan Bank of San Francisco (FHLB) stock carried at cost. In January 2009, the FHLB announced that it suspended excess FHLB stock redemptions and dividend payments. Since this announcement, the FHLB has declared and paid cash dividends in 2010 and 2011, though at rates less than that paid in the past, and repurchased certain amounts of our excess stock. We evaluated the carrying value of our FHLB stock investment at September 30, 2011 and determined that it was not impaired. Our evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, the actions being taken by the FHLB to address its regulatory situation, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—LOANS

  Non-Covered Loans

        When we refer to non-covered loans we are referring to loans not covered by our FDIC loss sharing agreements.

        The following table presents the composition of non-covered loans by portfolio segment as of the dates indicated:

Loan Segment	September 30, 2011	December 31, 2010
	(In thousands)
Real estate mortgage	$2,031,893	$2,274,733
Real estate construction	152,411	179,479
Commercial	671,963	663,557
Consumer	20,621	25,058
Foreign	20,932	22,608

Total gross non-covered loans	2,897,820	3,165,435
Less:
Unearned income	(4,183)	(4,380)
Allowance for loan losses	(90,110)	(98,653)

Total net non-covered loans	$2,803,527	$3,062,402

        The following tables present a summary of the activity in the allowance for loan losses on non-covered loans by portfolio segment for the periods indicated:

	Three Months Ended September 30, 2011
	Real Estate Mortgage	Real Estate Construction	Commercial	Consumer	Foreign	Total
	(In thousands)
Allowance for Loan Losses on Non-Covered Loans:
Balance, beginning of period	$53,540	$11,185	$28,259	$2,910	$533	$96,427
Charge-offs	(4,293)	—	(2,237)	(54)	—	(6,584)
Recoveries	225	33	235	74	—	567
Provision	2,341	(885)	(925)	(642)	(189)	(300)

Balance, end of period	$51,813	$10,333	$25,332	$2,288	$344	$90,110

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—LOANS (Continued)

	Nine Months Ended September 30, 2011
	Real Estate Mortgage	Real Estate Construction	Commercial	Consumer	Foreign	Total
	(In thousands)
Allowance for Loan Losses on Non-Covered Loans:
Balance, beginning of period	$51,657	$8,766	$33,229	$4,652	$349	$98,653
Charge-offs	(9,859)	(5,838)	(7,967)	(1,379)	—	(25,043)
Recoveries	349	1,021	1,160	1,375	45	3,950
Provision	9,666	6,384	(1,090)	(2,360)	(50)	12,550

Balance, end of period	$51,813	$10,333	$25,332	$2,288	$344	$90,110

The ending balance of the allowance is composed of amounts applicable to loans:
Individually evaluated for impairment	$6,399	$3,363	$7,035	$2	$—	$16,799

Collectively evaluated for impairment	$45,414	$6,970	$18,297	$2,286	$344	$73,311

Non-Covered Loan Balances:
Ending balance	$2,031,893	$152,411	$671,963	$20,621	$20,932	$2,897,820

The ending balance of the non-covered loan portfolio is composed of loans:
Individually evaluated for impairment	$91,495	$32,621	$21,692	$565	$—	$146,373

Collectively evaluated for impairment	$1,940,398	$119,790	$650,271	$20,056	$20,932	$2,751,447

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

	September 30, 2011			December 31, 2010
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(In thousands)
Real estate mortgage:
Hospitality	$124,346	$21,437	$145,783	$137,952	$18,700	$156,652
SBA 504	51,838	7,386	59,224	55,774	13,513	69,287
Other	1,749,840	77,046	1,826,886	1,956,905	91,889	2,048,794

Total real estate mortgage	1,926,024	105,869	2,031,893	2,150,631	124,102	2,274,733

Real estate construction:
Residential	16,908	3,398	20,306	39,644	25,399	65,043
Commercial	98,819	33,286	132,105	82,291	32,145	114,436

Total real estate construction	115,727	36,684	152,411	121,935	57,544	179,479

Commercial:
Collateralized	396,393	17,133	413,526	342,607	15,820	358,427
Unsecured	65,214	5,967	71,181	119,326	10,417	129,743
Asset-based	157,270	48	157,318	141,813	1,354	143,167
SBA 7(a)	18,716	11,222	29,938	29,557	2,663	32,220

Total commercial	637,593	34,370	671,963	633,303	30,254	663,557

Consumer	19,799	822	20,621	22,949	2,109	25,058
Foreign	20,932	—	20,932	22,608	—	22,608

Total non-covered loans	$2,720,075	$177,745	$2,897,820	$2,951,426	$214,009	$3,165,435

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—LOANS (Continued)

        The following tables present an aging analysis of our non-covered loans by portfolio segment and class as of the dates indicated:

	September 30, 2011
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Hospitality	$—	$—	$—	$—	$145,783	$145,783
SBA 504	3,168	896	—	4,064	55,160	59,224
Other	13,351	1,939	13,652	28,942	1,797,944	1,826,886

Total real estate mortgage	16,519	2,835	13,652	33,006	1,998,887	2,031,893

Real estate construction:
Residential	—	—	—	—	20,306	20,306
Commercial	1,553	—	2,719	4,272	127,833	132,105

Total real estate construction	1,553	—	2,719	4,272	148,139	152,411

Commercial:
Collateralized	—	396	2,614	3,010	410,516	413,526
Unsecured	—	113	2,003	2,116	69,065	71,181
Asset-based	—	—	—	—	157,318	157,318
SBA 7(a)	974	591	1,591	3,156	26,782	29,938

Total commercial	974	1,100	6,208	8,282	663,681	671,963

Consumer	110	19	—	129	20,492	20,621
Foreign	—	—	—	—	20,932	20,932

Total non-covered loans	$19,156	$3,954	$22,579	$45,689	$2,852,131	$2,897,820

        At September 30, 2011 and December 31, 2010, the Company had no non-covered loans that were greater than 90 days past due and still accruing interest. It is the Company's policy to discontinue accruing interest when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to collectibility of a loan in the normal course of business. At September 30, 2011, nonaccrual loans totaled $60.0 million. Nonaccrual loans include $3.5 million of loans 30 to 89 days past due and $33.9 million of current loans which have been placed on nonaccrual status based on management's judgment regarding the collectibility of such loans.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—LOANS (Continued)

        The following table presents our nonaccrual and performing non-covered loans by portfolio segment and class as of the dates indicated:

	September 30, 2011			December 31, 2010
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Hospitality	$7,336	$138,447	$145,783	$4,151	$152,501	$156,652
SBA 504	2,895	56,329	59,224	9,346	59,941	69,287
Other	21,693	1,805,193	1,826,886	27,452	2,021,342	2,048,794

Total real estate mortgage	31,924	1,999,969	2,031,893	40,949	2,233,784	2,274,733

Real estate construction:
Residential	1,091	19,215	20,306	24,004	41,039	65,043
Commercial	9,399	122,706	132,105	5,238	109,198	114,436

Total real estate construction	10,490	141,921	152,411	29,242	150,237	179,479

Commercial:
Collateralized	4,769	408,757	413,526	6,241	352,186	358,427
Unsecured	4,887	66,294	71,181	9,104	120,639	129,743
Asset-based	15	157,303	157,318	15	143,152	143,167
SBA 7(a)	7,318	22,620	29,938	6,518	25,702	32,220

Total commercial	16,989	654,974	671,963	21,878	641,679	663,557

Consumer	565	20,056	20,621	1,951	23,107	25,058
Foreign	—	20,932	20,932	163	22,445	22,608

Total non-covered loans	$59,968	$2,837,852	$2,897,820	$94,183	$3,071,252	$3,165,435

        Nonaccrual loans and performing restructured loans are considered impaired for reporting purposes. Impaired loans by portfolio segment are as follows as of the dates indicated:

	September 30, 2011			December 31, 2010
Loan Segment	Nonaccrual Loans	Performing Restructured Loans	Total Impaired Loans	Nonaccrual Loans	Performing Restructured Loans	Total Impaired Loans
	(In thousands)
Real estate mortgage	$31,924	$59,571	$91,495	$40,949	$53,222	$94,171
Real estate construction	10,490	22,131	32,621	29,242	18,108	47,350
Commercial	16,989	4,703	21,692	21,878	17,942	39,820
Consumer	565	—	565	1,951	—	1,951
Foreign	—	—	—	163	—	163

Total	$59,968	$86,405	$146,373	$94,183	$89,272	$183,455

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—LOANS (Continued)

        The following tables present information regarding our non-covered impaired loans by portfolio segment and class as of and for the dates indicated:

	September 30, 2011			December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$17,634	$17,891	$2,893	$15,081	$15,138	$564
SBA 504	1,159	1,250	195	4,161	6,180	280
Other	56,238	60,220	3,311	47,188	47,343	3,049
Real estate construction:
Residential	2,069	2,077	484	8,301	11,956	673
Other	24,374	26,391	2,879	5,341	5,701	452

Total real estate	101,474	107,829	9,762	80,072	86,318	5,018

Commercial:
Collateralized	4,691	4,780	3,068	2,192	2,363	1,174
Unsecured	4,748	14,708	3,183	9,361	9,445	7,696
SBA 7(a)	4,543	4,632	784	1,999	2,123	41
Consumer	69	73	2	1,125	1,127	1,049

Total other	14,051	24,193	7,037	14,677	15,058	9,960

With No Related Allowance Recorded:
Real estate mortgage:
Hospitality	$—	$—	$—	$667	$667	$—
SBA 504	2,348	4,007	—	5,185	6,320	—
Other	14,116	16,819	—	21,889	29,191	—
Real estate construction:
Residential	1,329	1,329	—	22,676	23,208	—
Other	4,849	6,157	—	11,032	12,603	—

Total real estate	22,642	28,312	—	61,449	71,989	—

Commercial:
Collateralized	2,201	2,416	—	20,519	20,668	—
Unsecured	591	656	—	224	236	—
Asset-based	15	15	—	15	15	—
SBA 7(a)	4,903	6,427	—	5,510	7,239	—
Consumer	496	563	—	826	876	—
Foreign	—	—	—	163	238	—

Total other	8,206	10,077	—	27,257	29,272	—

Total:
Real estate mortgage	$91,495	$100,187	$6,399	$94,171	$104,839	$3,893
Real estate construction	32,621	35,954	3,363	47,350	53,468	1,125
Commercial	21,692	33,634	7,035	39,820	42,089	8,911
Consumer	565	636	2	1,951	2,003	1,049
Foreign	—	—	—	163	238	—

Total non-covered loans	$146,373	$170,411	$16,799	$183,455	$202,637	$14,978

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—LOANS (Continued)

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Weighted Average Recorded Investment(1)	Interest Income Recognized	Weighted Average Recorded Investment(1)	Interest Income Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$17,634	$162	$17,435	$528
SBA 504	1,159	8	820	29
Other	55,580	584	43,025	2,051
Real estate construction:
Residential	2,069	17	2,069	55
Other	20,969	274	16,293	502

Total real estate	97,411	1,045	79,642	3,165

Commercial:
Collateralized	4,568	32	3,644	76
Unsecured	4,748	6	4,739	16
SBA 7(a)	3,131	60	2,400	116
Consumer	69	—	69	—

Total other	12,516	98	10,852	208

With No Related Allowance Recorded:
Real estate mortgage:
Hospitality	$—	$—	$—	$—
SBA 504	2,348	—	2,348	—
Other	13,900	150	10,992	358
Real estate construction:
Residential	1,329	48	1,329	48
Other	4,849	114	4,849	163

Total real estate	22,426	312	19,518	569

Commercial:
Collateralized	2,198	—	2,133	—
Unsecured	574	2	548	4
Asset-based	15	—	15	—
SBA 7(a)	4,815	15	4,704	25
Consumer	496	—	462	1
Foreign	—	—	—	—

Total other	8,098	17	7,862	30

Total:
Real estate mortgage	$90,621	$904	$74,620	$2,966
Real estate construction	29,216	453	24,540	768
Commercial	20,049	115	18,183	237
Consumer	565	—	531	1
Foreign	—	—	—	—

Total non-covered loans	$140,451	$1,472	$117,874	$3,972

(1)
For the loans reported as impaired as of September 30, 2011, amounts were calculated based on the period of time such loans were impaired during the reporting period.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—LOANS (Continued)

        The following tables present non-covered new troubled debt restructurings and defaulted troubled debt restructurings for the periods indicated:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Real estate mortgage:
Hospitality	3	$14,967	$14,967	4	$17,053	$17,053
SBA 504	—	—	—	5	2,619	2,619
Other	12	34,244	34,053	25	52,765	52,574
Real estate construction:
Residential	—	—	—	1	618	618
Other	1	2,082	2,082	7	18,605	18,605
Commercial:
Collateralized	3	1,158	1,158	12	3,161	3,161
Unsecured	1	450	450	3	726	726
SBA 7(a)	7	745	745	18	4,292	4,292
Consumer	—	—	—	2	271	271

Total	27	$53,646	$53,455	77	$100,110	$99,919

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(1)
	(Dollars in thousands)
Troubled Debt Restructurings That Subsequently
Defaulted(2):
Real estate mortgage:
Other	4	$5,566	4	$5,566
Commercial:
SBA 7(a)	1	448	1	448

Total	5	$6,014	5	$6,014

(1)
Represents the balance at September 30, 2011 and is net of charge-offs of $2.1 million and $3.0 million for the three and nine months ended September 30, 2011, respectively.

(2)
The population of defaulted restructured loans for the periods indicated includes only those loans restructured during the preceeding 12-month period. The table excludes defaulted troubled debt restructurings in those classes for which the recorded investment was zero at September 30, 2011.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—LOANS (Continued)

        As a result of adopting the amendments in Accounting Standards Update No. 2011-02, Receivables (Topic 310): A Creditors Determination of Whether a Restructuring is a Troubled Debt Restructuring, we reassessed all restructurings that occurred on or after January 1, 2011, for identification as troubled debt restructurings. We identified one loan as a troubled debt restructuring (TDR) for which the allowance for credit losses had previously been measured under our general allowance for credit losses methodology. Upon identifying this one loan as a TDR, we recognized it as impaired under the guidance in Section 310-10-35. The amendments in Accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those loans newly identified as impaired. At the end of the first interim period of adoption (September 30, 2011), the recorded investment in this loan was $2.1 million and the allowance for credit losses associated with that receivable on the basis of a current evaluation of loss was $163,000.

  Covered Loans

        We refer to the loans acquired in the Los Padres and Affinity acquisitions subject to loss sharing agreements with the FDIC as "covered loans" as we will be reimbursed for a substantial portion of any future losses on them under the terms of the agreements.

        The following table reflects the carrying values of covered loans as of the dates indicated:

Loan Category	September 30, 2011	December 31, 2010
	(In thousands)
Multi-family	$267,892	$321,650
Commercial real estate	386,326	444,244
Single family	129,692	157,424
Construction and land	57,601	87,301
Commercial and industrial	22,869	34,828
Home equity lines of credit	6,287	5,916
Consumer	603	1,378

Total gross covered loans	871,270	1,052,741
Less: discount	(80,920)	(110,901)

Covered loans, net of discount	790,350	941,840
Less: allowance for loan losses	(29,291)	(33,264)

Covered loans, net	$761,059	$908,576

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—LOANS (Continued)

        The following table summarizes the changes in the carrying amount of covered acquired impaired loans and accretable yield on those loans for the period indicated:

	Covered Acquired Impaired Loans
	Carrying Amount	Accretable Yield
	(In thousands)
Balance, January 1, 2011	$879,486	$(290,665)
Accretion	50,875	50,875
Payments received	(189,826)	—
Increase in expected cash flows, net	—	(37,685)
Provision for credit losses	(9,148)	—

Balance, September 30, 2011	$731,387	$(277,475)

        The table above excludes the covered loans from the Los Padres acquisition which are accounted for as non-impaired loans and totaled $29.7 million and $29.1 million at September 30, 2011 and December 31, 2010, respectively.

        The following table presents the credit risk rating categories for covered loans by portfolio segment as of the dates indicated. Nonclassified loans are those with a credit risk rating of either pass or special mention, while classified loans are those with a credit risk rating of either substandard or doubtful. It should be noted, however, that all of these loans are covered by loss sharing agreements with the FDIC.

	September 30, 2011			December 31, 2010
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(In thousands)			(In thousands)
Real estate mortgage	$515,633	$173,018	$688,651	$622,837	$180,944	$803,781
Real estate construction	8,369	42,617	50,986	21,370	51,729	73,099
Commercial	11,388	9,215	20,603	14,630	16,219	30,849
Consumer	242	577	819	722	125	847

Total covered loans	$535,632	$225,427	$761,059	$659,559	$249,017	$908,576

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—OTHER REAL ESTATE OWNED (OREO)

        The following tables summarize OREO by property type at the dates indicated:

	September 30, 2011			December 31, 2010
Property Type	Non-Covered OREO	Covered OREO	Total OREO	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)			(In thousands)
Commercial real estate	$21,431	$14,151	$35,582	$18,205	$21,658	$39,863
Construction and land development	26,093	14,676	40,769	4,650	19,205	23,855
Multi-family	—	1,656	1,656	—	10,393	10,393
Single family residence	736	1,818	2,554	2,743	4,560	7,303

Total OREO, net	$48,260	$32,301	$80,561	$25,598	$55,816	$81,414

        The following table presents a rollforward of OREO, net of the valuation allowance, for the periods indicated:

OREO Activity:	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
Balance, January 1, 2011	$25,598	$55,816	$81,414
Foreclosures	24,981	4,130	29,111
Payments to third parties(1)	950	—	950
Provision for losses	(382)	(890)	(1,272)
Reductions related to sales	(2,780)	(16,939)	(19,719)

Balance, March 31, 2011	48,367	42,117	90,484
Foreclosures	6,073	13,329	19,402
Payments to third parties(1)	172	—	172
Provision for losses	(1,897)	(1,565)	(3,462)
Reductions related to sales	(521)	(12,932)	(13,453)

Balance, June 30, 2011	$52,194	$40,949	$93,143
Foreclosures	2,393	6,361	8,754
Payments to third parties(1)	259	—	259
Provision for losses	(1,676)	(8,601)	(10,277)
Reductions related to sales	(4,910)	(6,408)	(11,318)

Balance, September 30, 2011	$48,260	$32,301	$80,561

(1)
Represents amounts due to participants and for guarantees, property taxes or other prior lien positions.

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

FDIC Loss Sharing Asset
(In thousands)
Balance, January 1, 2011	$116,352
FDIC share of additional losses, net of recoveries(1)	18,347
Cash received from FDIC	(45,148)
Net accretion	(354)

Balance, September 30, 2011	$89,197

(1)
Includes $7.6 million related to resolution of goodwill matter with the FDIC.

NOTE 7—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS

  Borrowings

        The following table summarizes our outstanding FHLB advances by their contractual maturity dates as of the date indicated:

	September 30, 2011
Contractual Maturity Date	Amount	Interest Rate	Next Date Callable by FHLB(1)
	(In thousands)
December 11, 2017	$200,000	3.16%	December 12, 2011
January 11, 2018	25,000	2.61%	January 11, 2012

Total FHLB advances	$225,000	3.10%

(1)
Callable quarterly.

        The FHLB advances outstanding at September 30, 2011 are each callable term advances. The maturities shown are the contractual maturities for the advances. The advances have each passed their initial call dates and are currently callable on a quarterly basis by the FHLB. While the FHLB may call the advances to be repaid for any reason, they are likely to be called if market interest rates, for borrowings of similar remaining term, are higher than the advances' stated rates on the call dates. We may repay the advances at any time with a prepayment penalty. Our aggregate remaining borrowing capacity under the FHLB secured lines of credit was $1.2 billion at September 30, 2011. As of September 30, 2011, approximately $2.8 billion of real estate and commercial loans and securities with a carrying value of $43.0 million were pledged to secure our FHLB advances. Additionally, the Bank had secured borrowing capacity from the Federal Reserve discount window of $375.0 million at September 30, 2011. As of September 30, 2011, $469.5 million of real estate construction and commercial loans not pledged to the FHLB were pledged to secure the Federal Reserve borrowing capacity. The Bank also maintains unsecured lines of credit of $92.0 million with correspondent banks for the purchase of overnight funds; these lines are subject to availability of funds.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 7—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS (Continued)

  Subordinated Debentures

        The Company had an aggregate amount of $129.3 million in subordinated debentures outstanding at September 30, 2011. These subordinated debentures were issued in seven separate series. Each issuance had a maturity of thirty years from its date of issue. The subordinated debentures were issued to trusts established by us or entities we have acquired, which in turn issued trust preferred securities, which totaled $123.0 million at September 30, 2011. These trust preferred securities are considered Tier 1 capital for regulatory purposes.

        The subordinated debentures are each callable at par with the exception of Trust I and Trust CI, which are callable at par with a prepayment penalty, and only by the issuer. The prepayment penalty for Trust I and Trust CI diminishes over time such that they may be called at par in the year 2020.

        The proceeds of the subordinated debentures we originated were used primarily to fund several of our acquisitions and to augment regulatory capital. Interest payments made by the Company on subordinated debentures are considered dividend payments by the Federal Reserve Bank, or FRB. As such, notification to the FRB is required prior to our intent to pay such interest during any period in which our cumulative net earnings for the previous four quarters are not sufficient to fund the interest payments due for those periods and the current period. Should the FRB object to payment of interest on the subordinated debentures, we would not be able to make the payments until approval is received.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 7—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS (Continued)

        The following table summarizes the terms of each issuance of the subordinated debentures outstanding as of September 30, 2011:

Series	Date Issued	September 30, 2011 Amount	Maturity Date	Earliest Call Date by Company Without Penalty		Fixed or Variable Rate	Rate Index	Current Rate(2)	Next Reset Date
		(In thousands)
Trust CI	3/23/00	$10,310	3/8/30	3/8/20		Fixed	N/A	11.00%	N/A
Trust I	9/7/00	8,248	9/7/30	9/7/20		Fixed	N/A	10.60%	N/A
Trust V	8/15/03	10,310	9/17/33		(1)	Variable	3 month LIBOR + 3.10	3.45%	12/15/11
Trust VI	9/3/03	10,310	9/15/33		(1)	Variable	3 month LIBOR + 3.05	3.40%	12/13/11
Trust CII	9/17/03	5,155	9/17/33		(1)	Variable	3 month LIBOR + 2.95	3.30%	12/15/11
Trust VII	2/5/04	61,856	4/23/34		(1)	Variable	3 month LIBOR + 2.75	3.18%	1/27/12
Trust CIII	8/15/05	20,619	9/15/35		(1)	Variable	3 month LIBOR + 1.69	2.04%	12/13/11

Gross subordinated debentures		126,808
Unamortized premium(3)		2,539

Net subordinated debentures		$129,347

(1)
These debentures may be called without prepayment penalty.

(2)
As of October 27, 2011.

(3)
This amount represents the fair value adjustment on the subordinated debentures issued to the trusts of acquired companies.

        As previously mentioned, the subordinated debentures were issued to trusts established by us, or entities we acquired, which in turn issued $123.0 million of trust preferred securities. The Company includes in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less goodwill, net of any related deferred income tax liability. At September 30, 2011, the amount of trust preferred securities included in Tier I capital was $123.0 million.

  Brokered Deposits

        Brokered deposits totaled $45.0 million at September 30, 2011 and are included in the interest-bearing deposits balance on the accompanying condensed consolidated balance sheets. Such amount represented customer deposits that were subsequently participated with other FDIC-insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 8—COMMITMENTS AND CONTINGENCES

  Lending Commitments

        The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit totaled $686.8 million and $723.1 million at September 30, 2011 and December 31, 2010, respectively.

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees expire within one year from the date of issuance. The Company generally requires collateral or other security to support financial instruments with credit risk. Standby letters of credit totaled $31.9 million and $23.7 million at September 30, 2011 and December 31, 2010, respectively.

        The Company has investments in low income housing project partnerships, which provide the Company income tax credits, and in a few small business investment companies. As of September 30, 2011, the Company had commitments to contribute capital to these entities totaling $7.3 million.

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

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        The following tables present information on the assets measured and recorded at fair value on a recurring and nonrecurring basis as of the date indicated:

	Fair Value Measurement as of September 30, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Measured on a Recurring Basis:
Securities available-for-sale:
Government and government-sponsored entity residential mortgage-backed securities	$1,104,386	$—	$1,104,386	$—
Covered private label CMOs	47,213	—	—	47,213
Municipal securities	93,227	—	93,227	—
Corporate securities	14,642	—	14,642	—
Other securities	2,308	—	2,308	—

	$1,261,776	$—	$1,214,563	$47,213

Measured on a Nonrecurring Basis:
Non-covered impaired loans	$112,360	$—	$23,597	$88,763
Non-covered other real estate owned	40,683	—	13,436	27,247
Covered other real estate owned	16,449	—	15,037	1,412
SBA loan servicing asset	1,334	—	—	1,334

	$170,826	$—	$52,070	$118,756

        There were no significant transfers of assets between Level 1 and Level 2 of the fair value hierarchy during the three months ended September 30, 2011.

        The following table presents gains and (losses) on assets measured on a nonrecurring basis for the periods indicated:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(In thousands)
Non-covered impaired loans	$(9,615)	$(16,388)
Non-covered other real estate owned	(1,676)	(3,549)
Covered other real estate owned	(7,982)	(8,561)
SBA loan servicing asset	72	2

Total gain (loss) on assets measured on a nonrecurring basis	$(19,201)	$(28,496)

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

        The following table summarizes activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period indicated:

Covered Private Label CMOs (Level 3)
(In thousands)
Beginning as of January 1, 2011	$50,437
Total realized in earnings	1,572
Total unrealized in comprehensive income	315
Net settlements	(5,111)

Balance, September 30, 2011	$47,213

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

	September 30, 2011		December 31, 2010
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and due from banks	$94,112	$94,112	$82,170	$82,170
Interest-earning deposits in financial institutions	73,209	73,209	26,382	26,382
Securities available-for-sale	1,261,776	1,261,776	874,016	874,016
Investment in FHLB stock	48,342	48,342	55,040	55,040
Loans, net(1)	3,564,586	3,588,445	3,970,978	3,960,244
Financial Liabilities:
Deposits	4,554,396	4,566,531	4,649,698	4,664,575
Borrowings	225,000	249,588	225,000	243,273
Subordinated debentures	129,347	135,972	129,572	135,876

(1)
The fair value of loans exceeded the carrying value at September 30, 2011, while the fair value of loans at December 31, 2010 were below the carrying value. To calculate the fair value we apply a discount rate similar to the rate offered on loans at the time of the analysis. The reason for the change in the relationship of fair value to carrying value of loans at September 30, 2011 compared to December 31, 2010 is that the offered rate for certain of our commercial real estate loans was lower in September 2011 compared to December 2010 resulting in a lower discount rate and a relatively higher fair value.

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

        Securities available-for-sale.    Securities available-for-sale are measured and carried at fair value on a recurring basis. Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated other comprehensive income on the condensed consolidated balance sheets. See Note 3, Investment Securities, for further information on unrealized gains and losses on securities available-for-sale.

        In determining the fair value of the securities categorized as Level 2, we obtain a report from a nationally recognized broker-dealer detailing the fair value of each investment security we hold as of each reporting date. The broker-dealer uses observable market information to value our securities, with the primary source being a nationally recognized pricing service. We review the market prices provided by the broker-dealer for our securities for reasonableness based on our understanding of the marketplace and we consider any credit issues related to the securities. As we have not made any adjustments to the market quotes provided to us and they are based on observable market data, they have been categorized as Level 2 within the fair value hierarchy.

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

        FHLB stock.    The fair value of FHLB stock is based on our recorded investment. In January 2009, the FHLB announced that it had suspended excess FHLB stock redemptions and dividend payments. Since this announcement, the FHLB has declared and paid cash dividends in 2010 and 2011, though at rates less than that paid in the past, and repurchased certain amounts of our excess stock. As a result of these actions, we evaluated the carrying value of our FHLB stock investment. Based on the FHLB's most recent publicly available financial results, its capital position and its bond ratings, we concluded such investment was not impaired at either September 30, 2011 or December 31, 2010.

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

        The non-covered impaired loan balances shown above represent those nonaccrual and restructured loans for which impairment was recognized during the three and nine months ended September 30, 2011. The amounts shown as losses represent, for the loan balances shown, the impairment recognized during the three and nine months ended September 30, 2011. We recorded $869,000 and $3.5 million in losses on impaired loans for the three and nine months ended September 30, 2011, respectively, for loans with a fair value of zero as of September 30, 2011. Of the $60.0 million of nonaccrual loans at September 30, 2011, $11.6 million were written down to their fair values through charge-offs during the quarter.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

  Limitations

        Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of September 30, 2011, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 10—NET EARNINGS (LOSS) PER SHARE

        The following is a summary of the calculation of basic and diluted net earnings (loss) per share for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2011	June 30, 2011	September 30, 2010
				2011	2010
	(In thousands, except per share data)
Basic Earnings (Loss) Per Share:
Net earnings (loss)	$13,304	$12,841	$3,500	$36,821	$(54,328)
Less: earnings allocated to unvested restricted stock(1)	(622)	(600)	(126)	(1,595)	(24)

Net earnings (loss) allocated to common shares	$12,682	$12,241	$3,374	$35,226	$(54,352)

Weighted-average basic shares and unvested restricted stock outstanding	37,257.4	37,239.8	36,712.4	37,101.3	36,355.1
Less: weighted-average unvested restricted stock outstanding	(1,768.9)	(1,768.2)	(1,375.1)	(1,629.8)	(1,347.6)

Weighted-average basic shares outstanding	35,488.5	35,471.6	35,337.3	35,471.5	35,007.5

Basic earnings (loss) per share	$0.36	$0.35	$0.10	$0.99	$(1.55)

Diluted Earnings (Loss) Per Share:
Net earnings (loss) allocated to common shares	$12,682	$12,241	$3,374	$35,226	$(54,352)

Weighted-average basic shares outstanding	35,488.5	35,471.6	35,337.3	35,471.5	35,007.5
Add: warrants outstanding	—	—	—	—	—

Weighted-average diluted shares outstanding	35,488.5	35,471.6	35,337.3	35,471.5	35,007.5

Diluted earnings (loss) per share	$0.36	$0.35	$0.10	$0.99	$(1.55)

(1)
Represents cash dividends paid to holders of unvested restricted stock, net of estimated forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 11—STOCK COMPENSATION PLANS

  Restricted Stock

        At September 30, 2011, there were outstanding 912,870 shares of unvested time-based restricted common stock and 850,000 shares of unvested performance-based restricted common stock. The awarded shares of time-based restricted common stock vest over a service period of three to five years from the date of the grant. The awarded shares of performance-based restricted common stock vest in full on the date the Compensation, Nominating and Governance, or CNG, Committee of the Board of Directors, as Administrator of the Company's 2003 Stock Incentive Plan, or the 2003 Plan, determines that the Company achieved certain financial goals established by the CNG Committee as set forth in the grant documents. Both time-based and performance-based restricted common stock vest immediately upon a change in control of the Company as defined in the 2003 Plan and upon death of the employee.

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

        Compensation expense related to time-based restricted stock awards is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. Restricted stock amortization totaled $2.1 million for each of the three months ended September 30, 2011, June 30, 2011, and September 30, 2010, respectively, and $6.2 million and $6.6 million for the nine months ended September 30, 2011 and 2010, respectively. Such amounts are included in compensation expense on the accompanying condensed consolidated statements of earnings (loss).

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

amortization was suspended or has not commenced totaled $33.8 million at September 30, 2011 as presented in the following table.

	September 30, 2011
	Number of Shares Outstanding	Unrecognized Compensation Expense	Expiration Year of Award
		(in thousands)
Performance-based restricted stock awarded in:
2006	275,000	$14,924	2013
2007	205,000	11,259	2017
2008	20,000	453	2013
2011	350,000	7,161	2016

Outstanding performance-based restricted stock awards	850,000	$33,797

        The Company's 2003 Plan permits stock based compensation awards to officers, directors, key employees and consultants. The 2003 Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 5,000,000 shares of authorized but unissued Company common stock, subject to adjustments provided by the 2003 Plan. In May 2011, the Board of Directors approved the equity award of 13,740 common shares to non-employee directors of the Company. Such shares were granted outright and vested immediately with a charge to other noninterest expense of $300,000 at that time. As of September 30, 2011, there were 567,641 shares available for grant under the 2003 Plan.

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." ASU 2011-04 was issued concurrently with IFRS 13, "Fair Value Measurements," to provide largely identical guidance about fair value measurement and disclosure requirements. ASU 2011-04 does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required or permitted under U.S. GAAP or International Financial Reporting Standards (IFRSs). For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. ASU 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying ASU 2011-04 and to quantify the total effect, if practicable. We have not as yet determined what effect, if any, adoption of ASU 2011-04 will have on our financial statements and related disclosures.

        In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income." Under ASU 2011-05, an entity will have the option to present the components of net earnings and comprehensive income in either one or two consecutive financial statements. This standard eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. ASU 2011-05 should be applied retrospectively and is effective for fiscal years,

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. Adoption of this standard will not have a material effect on our financial statements.

        In September 2011, the FASB issued ASU 2011-08, "Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment." Under ASU 2011-08, an entity is permitted to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Early adoption is permitted. We have not determined what effect, if any, adoption of ASU 2011-08 will have on our financial statements.

NOTE 13—DIVIDEND APPROVAL

        On November 7, 2011, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.18 per common share payable on November 30, 2011, to stockholders of record at the close of business on November 17, 2011.

NOTE 14—SUBSEQUENT EVENTS

        We have evaluated events that have occurred subsequent to September 30, 2011 and have concluded there are no subsequent events that would require recognition or disclosure in the accompanying condensed consolidated financial statements.

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

        Pacific Western is a full-service commercial bank offering a broad range of banking products and services including: accepting demand, money market, and time deposits; originating loans, including commercial, real estate construction, SBA-guaranteed and consumer loans; and providing other business-oriented products. Our operations are primarily located in Southern California and extend from California's Central Coast to San Diego County. The Bank focuses on conducting business with small to medium-sized businesses in our marketplace and the owners and employees of those businesses. The majority of our loans are secured by the real estate collateral of such businesses. We acquired through FDIC-assisted acquisitions three banking offices in the San Francisco Bay area and one office in Arizona. Our asset-based lending function operates in Arizona, California, Texas, and the Pacific Northwest.

        Pacific Western competes actively for deposits, and emphasizes solicitation of noninterest-bearing deposits. In managing the top line of our business, we focus on quality loan growth and loan yield, deposit cost, and net interest margin, as net interest income, on a year-to-date basis, accounts for 90% of our net revenues (net interest income plus noninterest income).

        During the nine months ended September 30, 2011, our assets declined $35.1 million to $5.5 billion. This was due primarily to a decrease in our total loans of $406.4 million on a net basis, including a $147.5 million reduction in our covered loans. The loan portfolio continues to decline generally due to repayments, resolution activities, and tepid loan growth. The decline in total loans was offset partially by an increase in investment securities available-for-sale of $387.8 million due to purchases of $495.3 million, offset partially by principal reductions.

        During the nine months ended September 30, 2011, our total deposits declined $95.3 million to $4.6 billion. Time deposits decreased $197.5 million to $1.0 billion. Core deposits, which include noninterest-bearing demand, interest checking, money market, and savings deposits, grew $102.2 million as noninterest-bearing demand accounts and savings accounts increased $162.7 million and $23.0 million, respectively, while money market deposits decreased $86.9 million. At September 30, 2011, core deposits totaled $3.5 billion, or 77% of total deposits at that date, including $1.6 billion of noninterest-bearing demand accounts, or 36% of total deposits.

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

        Our primary interest-earning assets are loans and investments. Our primary interest-bearing liabilities are deposits. We attribute our high net interest margin to our high level of noninterest-bearing deposits and low cost of deposits. While our deposit balances will fluctuate depending on deposit holders' perceptions of alternative yields available in the market, we attempt to minimize these variances by attracting a high percentage of noninterest-bearing deposits, which have no expectation of yield. At September 30, 2011, approximately 36% of our total deposits were noninterest-bearing.

  Loan Growth

        We generally seek new lending opportunities in the $500,000 to $15 million range, try to limit loan maturities for commercial loans to one year, for construction loans up to 18 months, and for commercial real estate loans up to ten years, and to price lending products so as to preserve our interest spread and net interest margin. We sometimes encounter strong competition in pursuing lending opportunities such that potential borrowers obtain loans elsewhere at lower rates than those we offer. Our ability to make new loans is dependent on economic factors in our market area, borrower qualifications, competition, and liquidity, among other items. Loan growth remains tepid, as new loan volume is not replacing maturities. We continue to retain maturing lending relationships that contribute positively to our profitability and net interest margin.

        The decline in the non-covered loan portfolio moderated during the third quarter of 2011 to $19.5 million compared to declines of $144.5 million and $103.4 million during the second and first quarters of 2011, respectively. In addition, the commercial and industrial non-covered loan segment increased $32.1 million during the third quarter and the pipeline of new lending opportunities has grown. Although these trends may signal a turnaround in loan growth, no assurance can be given that meaningful loan growth will materialize over the next several quarters.

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

  The Level of Our Noninterest Expense

        Our noninterest expense includes fixed and controllable overhead, the major components of which are compensation, occupancy, data processing, other professional services, and OREO expense. We measure success in controlling such costs through monitoring of the efficiency ratio. We calculate the base efficiency ratio by dividing noninterest expense by net revenues (the sum of net interest income plus noninterest income). We also calculate a non-GAAP measure called the "credit cost adjusted efficiency ratio." The credit cost adjusted efficiency ratio is calculated in the same manner as the base efficiency ratio except that noninterest income is reduced by FDIC loss sharing income and noninterest expense is reduced by OREO expenses. See calculations in "Results of Operations—Non-GAAP Measurements" contained herein.

        The consolidated base and credit cost adjusted efficiency ratios have been as follows:

Three Months Ended:	Base Efficiency Ratio	Credit Cost Adjusted Efficiency Ratio
September 30, 2011	67.9%	58.7%
June 30, 2011	58.2%	57.7%
March 31, 2011	58.7%	60.4%
December 31, 2010	70.4%	63.8%
September 30, 2010	61.5%	63.8%

        The base efficiency ratio fluctuations shown in the above table result from the volatility of FDIC loss sharing income and OREO expenses. The credit cost adjusted efficiency ratio eliminates such volatility and shows the trend in overhead related noninterest expense relative to net revenues.

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

Results of Operations

  Non-GAAP Measurements

        Certain discussion in this Form 10-Q contains non-GAAP financial disclosures for tangible common equity, pre-credit, pre-tax earnings, and credit cost adjusted efficiency ratios. The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company's operational performance and to enhance investors' overall understanding of such financial performance. Given the use of tangible common equity amounts and ratios is prevalent among banking regulators, investors and analysts, we disclose our tangible common equity ratios in addition to equity-to-assets ratios. Also, as analysts and investors view pre-credit, pre-tax earnings as an indicator of the Company's ability to absorb credit losses, we disclose this amount in addition to net earnings. The methodology of determining tangible common equity and pre-credit, pre-tax earnings may differ among companies. We disclose the credit cost adjusted efficiency ratio as it eliminates the volatility of FDIC loss sharing income and OREO expenses from the base efficiency ratio and shows the trend in overhead related noninterest expense relative to net revenues.

        These non-GAAP financial measures are presented for supplemental informational purposes only for understanding the Company's operating results and should not be considered a substitute for financial information presented in accordance with United States generally accepted accounting principles (GAAP). The following table presents performance amounts and ratios in accordance with

GAAP and a reconciliation of the non-GAAP financial measurements to the GAAP financial measurements.

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2011	June 30, 2011	September 30, 2010
Pre Credit, Pre-Tax Earnings				2011	2010
	(In thousands)
Net earnings (loss)	$13,304	$12,841	$3,500	$36,821	$(54,328)
Plus: Total provision for credit losses	348	11,390	23,550	22,448	178,277
Other real estate owned expense (income):
Non-covered	2,293	2,300	2,151	5,296	11,217
Covered	4,813	1,205	(319)	3,440	1,761
Income tax expense (benefit)	9,345	9,160	1,828	26,247	(40,873)
Less: FDIC loss sharing income, net	963	5,316	5,506	5,109	27,257

Pre-credit, pre-tax earnings	$29,140	$31,580	$25,204	$89,143	$68,797

	Three Months Ended
Credit Cost Adjusted Efficiency Ratio	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
	(Dollars in thousands)
Noninterest expense	$48,587	$46,538	$41,399	$49,286	$46,174
Less: Non-covered OREO expense	2,293	2,300	703	1,093	2,151
Covered OREO expense	4,813	1,205	(2,578)	699	(319)

Credit adjusted noninterest expense	$41,481	$43,033	$43,274	$47,494	$44,342

Net interest income	$64,441	$68,689	$65,738	$68,520	$65,167
Noninterest income	7,143	11,240	4,789	1,452	9,885

Net revenues	71,584	79,929	70,527	69,972	75,052
Less: FDIC loss sharing income (expense), net	963	5,316	(1,170)	(4,473)	5,506

Credit adjusted net revenues	$70,621	$74,613	$71,697	$74,445	$69,546

Base efficiency ratio(1)	67.9%	58.2%	58.7%	70.4%	61.5%
Credit cost adjusted efficiency ratio(2)	58.7%	57.7%	60.4%	63.8%	63.8%

(1)
Noninterest expense divided by net revenues.

(2)
Credit adjusted noninterest expense divided by credit adjusted net revenues.

Tangible Common Equity	September 30, 2011	June 30, 2011	December 31, 2010
	(Dollars in thousands)
PacWest Bancorp Consolidated:
Stockholders' equity	$539,468	$511,964	$478,797
Less: Intangible assets	58,392	60,369	73,144

Tangible common equity	$481,076	$451,595	$405,653

Total assets	$5,493,891	$5,394,725	$5,529,021
Less: Intangible assets	58,392	60,369	73,144

Tangible assets	$5,435,499	$5,334,356	$5,455,877

Equity to assets ratio	9.82%	9.49%	8.66%
Tangible common equity ratio(1)	8.85%	8.47%	7.44%
Book value per share	$14.48	$13.74	$13.06
Tangible book value per share	$12.91	$12.12	$11.06
Shares outstanding	37,258,832	37,251,267	36,672,429
Pacific Western Bank:
Stockholders' equity	$635,026	$606,084	$570,118
Less: Intangible assets	58,392	60,369	73,144

Tangible common equity	$576,634	$545,715	$496,974

Total assets	$5,479,173	$5,378,288	$5,513,601
Less: Intangible assets	58,392	60,369	73,144

Tangible assets	$5,420,781	$5,317,919	$5,440,457

Equity to assets ratio	11.59%	11.27%	10.34%
Tangible common equity ratio(1)	10.64%	10.26%	9.13%

(1)
Calculated as tangible common equity divided by tangible assets.

  Earnings Performance

        Summarized financial information for the periods indicated are as follows:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2011	June 30, 2011	September 30, 2010
				2011	2010
	(Dollars in thousands, except per share data)
Earnings Summary:
Interest income	$72,518	$77,196	$75,130	$224,371	$212,386
Interest expense	(8,077)	(8,507)	(9,963)	(25,503)	(31,579)

Net interest income	64,441	68,689	65,167	198,868	180,807

Provision for credit losses:
Non-covered loans	—	(5,500)	(17,050)	(13,300)	(143,677)
Covered loans	(348)	(5,890)	(6,500)	(9,148)	(34,600)

Total provision for credit losses	(348)	(11,390)	(23,550)	(22,448)	(178,277)

FDIC loss sharing income, net	963	5,316	5,506	5,109	27,257
Other noninterest income	6,180	5,924	4,379	18,063	14,529
Non-covered OREO costs, net	(2,293)	(2,300)	(2,151)	(5,296)	(11,217)
Covered OREO costs, net	(4,813)	(1,205)	319	(3,440)	(1,761)
Other noninterest expense	(41,481)	(43,033)	(44,342)	(127,788)	(126,539)
Income tax (expense) benefit	(9,345)	(9,160)	(1,828)	(26,247)	40,873

Net earnings (loss)	$13,304	$12,841	$3,500	$36,821	$(54,328)

Profitability Measures:
Earnings (loss) per share:
Basic	$0.36	$0.35	$0.10	$0.99	$(1.55)
Diluted	$0.36	$0.35	$0.10	$0.99	$(1.55)
Annualized return (loss) on:
Average assets	0.97%	0.94%	0.25%	0.90%	(1.37)%
Average equity	10.11%	10.31%	2.82%	9.81%	(14.74)%
Net interest margin	5.15%	5.57%	5.08%	5.35%	4.95%
Efficiency ratio	67.9%	58.2%	61.5%	61.5%	62.7%

  Third Quarter of 2011 Compared to Second Quarter of 2011

        Net earnings for the third quarter of 2011 were $13.3 million, or $0.36 per diluted share, compared to net earnings of $12.8 million, or $0.35 per diluted share, for the second quarter of 2011. The $463,000 increase in net earnings for the linked quarters was due mostly to a lower provision for credit losses, offset partially by lower net interest income, lower FDIC loss sharing income and higher OREO costs.

  Third Quarter of 2011 Compared to Third Quarter of 2010

        Net earnings for the third quarter of 2011 were $13.3 million, or $0.36 per diluted share, compared to net earnings of $3.5 million, or $0.10 per diluted share, for the third quarter of 2010. The $9.8 million increase in net earnings was due mostly to a lower provision for credit losses, offset partially by lower FDIC loss sharing income and higher covered OREO costs.

  Nine Months of 2011 Compared to Nine Months of 2010

        Net earnings of $36.8 million, or $0.99 per diluted share, for the nine months ended September 30, 2011 compared to a net loss of $54.3 million, or $1.55 per diluted share, for the nine months ended September 30, 2010. The $91.1 million increase in net earnings for the current year-to-date period is attributed to a lower provision for credit losses. The provision for the prior year period included $71.4 million related to the sale of $323.6 million of non-covered classified loans in the first quarter of 2010; there was no similar sale of classified loans in the current year.

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

        The following tables present, for the periods indicated, the distribution of average assets, liabilities and stockholders' equity, as well as interest income and yields earned on average interest-earning assets and interest expense and rates on average interest-bearing liabilities:

	Three Months Ended
	September 30, 2011			June 30, 2011			September 30, 2010
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans, net of unearned income(1)(2)	$3,656,184	$63,347	6.87%	$3,815,414	$68,331	7.18%	$4,123,684	$68,480	6.59%
Investment securities(2)	1,168,822	9,077	3.08%	1,006,008	8,782	3.50%	757,945	6,519	3.41%
Deposits in financial institutions	142,691	94	0.26%	126,568	83	0.26%	208,074	131	0.25%

Total interest-earning assets	4,967,697	$72,518	5.79%	4,947,990	$77,196	6.26%	5,089,703	$75,130	5.86%

Other assets	486,276			505,632			455,323

Total assets	$5,453,973			$5,453,622			$5,545,026

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest checking deposits	$489,988	$190	0.15%	$489,952	$245	0.20%	$466,366	$262	0.22%
Money market deposits	1,222,787	1,304	0.42%	1,217,406	1,529	0.50%	1,246,585	2,034	0.65%
Savings deposits	154,922	66	0.17%	149,553	72	0.19%	124,132	63	0.20%
Time deposits	1,049,805	3,512	1.33%	1,092,614	3,672	1.35%	1,281,423	4,016	1.24%

Total interest-bearing deposits	2,917,502	5,072	0.69%	2,949,525	5,518	0.75%	3,118,506	6,375	0.81%
Borrowings	225,022	1,782	3.14%	225,044	1,763	3.14%	276,543	2,129	3.05%
Subordinated debentures	129,395	1,223	3.75%	129,469	1,226	3.80%	129,683	1,459	4.46%

Total interest-bearing liabilities	3,271,919	$8,077	0.98%	3,304,038	$8,507	1.03%	3,524,732	$9,963	1.12%

Noninterest-bearing demand deposits	1,616,012			1,608,455			1,472,366
Other liabilities	43,983			41,683			55,450

Total liabilities	4,931,914			4,954,176			5,052,548
Stockholders' equity	522,059			499,446			492,478

Total liabilities and stockholders' equity	$5,453,973			$5,453,622			$5,545,026

Net interest income		$64,441			$68,689			$65,167

Net interest rate spread			4.81%			5.23%			4.74%
Net interest margin			5.15%			5.57%			5.08%
Total deposits	4,533,514			4,557,980			4,590,872
All-in deposit cost(3)			0.44%			0.49%			0.55%

(1)
Includes nonaccrual loans and loan fees.

(2)
Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

(3)
All-in deposit cost is calculated as annualized interest expense on deposits divided by average total deposits.

	Nine Months Ended September 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans, net of unearned income(1)(2)	$3,820,036	$198,459	6.95%	$4,018,697	$194,539	6.47%
Investment securities(2)	1,030,416	25,678	3.33%	605,071	17,342	3.83%
Deposits in financial institutions	119,698	234	0.26%	263,196	505	0.26%

Total interest-earning assets	4,970,150	$224,371	6.04%	4,886,964	$212,386	5.81%

Other assets	502,435			429,116

Total assets	$5,472,585			$5,316,080

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest checking deposits	$491,942	$702	0.19%	$446,702	$993	0.30%
Money market deposits	1,226,840	4,567	0.50%	1,205,893	7,675	0.85%
Savings deposits	148,552	207	0.19%	115,918	179	0.21%
Time deposits	1,102,865	11,070	1.34%	1,132,489	11,362	1.34%

Total interest-bearing deposits	2,970,199	16,546	0.74%	2,901,002	20,209	0.93%
Borrowings	225,722	5,289	3.13%	341,438	7,013	2.75%
Subordinated debentures	129,469	3,668	3.79%	129,731	4,357	4.49%

Total interest-bearing liabilities	3,325,390	$25,503	1.03%	3,372,171	$31,579	1.25%

Noninterest-bearing demand deposits	1,602,518			1,403,370
Other liabilities	43,057			47,786

Total liabilities	4,970,965			4,823,327
Stockholders' equity	501,620			492,753

Total liabilities and stockholders' equity	$5,472,585			$5,316,080

Net interest income		$198,868			$180,807

Net interest rate spread			5.01%			4.56%
Net interest margin			5.35%			4.95%
Total deposits	4,572,717			4,304,372
All-in deposit cost(3)			0.48%			0.63%

(1)
Includes nonaccrual loans and loan fees.

(2)
Yields on loans and securities have not been adjusted to a tax-equivalent basis because the impact is not material.

(3)
All-in deposit cost is calculated as annualized interest expense on deposits divided by average total deposits.

        The net interest margin has been impacted by the accelerated accretion of purchase discounts on covered loan payoffs and loans being placed on or removed from nonaccrual status. The effects of such items on the net interest margin are shown in the following table for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2011	June 30, 2011	September 30, 2010
				2011	2010
Net interest margin as reported	5.15%	5.57%	5.08%	5.35%	4.95%
Less:
Accelerated accretion of purchase discounts on covered loan payoffs	0.10%	0.38%	0.03%	0.23%	0.05%
Nonaccrual loan interest	0.03%	0.02%	0.07%	0.02%	(0.01)%

Net interest margin as adjusted	5.02%	5.17%	4.98%	5.10%	4.91%

  Third Quarter of 2011 Compared to Second Quarter of 2011

        Net interest income was $64.4 million for the third quarter of 2011 compared to $68.7 million for the second quarter of 2011. The $4.3 million decline was due to a $4.7 million decrease in interest income, which was attributed to lower accelerated accretion of discounts on covered loan payoffs and lower average loans. Offsetting the decline in interest income was a reduction in interest expense of $430,000 due to lower rates on money market deposits and a decline in average time deposits.

        Our net interest margin for the third quarter of 2011 was 5.15%, a decrease of 42 basis points from the 5.57% reported for the second quarter of 2011. The decrease reflected lower accelerated accretion of discounts on covered loan payoffs and a shift in the mix of average interest-earning assets to lower yielding investment securities from higher yielding loans. Average interest-earning assets increased $19.7 million for the linked quarters including a $162.8 million increase in average investment securities.

        The yield on average loans was 6.87% for the third quarter of 2011 compared to 7.18% for the prior quarter. The combination of accelerated accretion of discounts on covered loan payoffs and nonaccrual loan interest positively impacted the loan yield for the third quarter by 17 basis points and the second quarter by 52 basis points, resulting in base loan yields of 6.70% and 6.66%, respectively. The cost of interest-bearing deposits declined six basis points to 0.69% and all-in deposit cost declined five basis points to 0.44% due to lower rates on money market deposits and lower average time deposits.

  Third Quarter of 2011 Compared to Third Quarter of 2010

        Net interest income declined $726,000 during the third quarter of 2011 compared to the same quarter of 2010. The decrease was due primarily to lower interest income of $2.6 million, offset partially by lower interest expense of $1.9 million. The reduction in interest income was attributable to lower average loans, offset partially by higher average investment securities and a higher yield on average loans. Interest expense declined due primarily to lower average time deposits, lower rates on money market deposits, and a reduction in average borrowings.

        The net interest margin grew 7 basis points to 5.15% for the third quarter of 2011 compared to 5.08% for the same period last year. The increase in the net interest margin was due mostly to a decline of $122.0 million in average interest-earning assets, due primarily to a decrease of $467.5 million in average loans. The yield on average loans grew 28 basis points to 6.87% for the third quarter of 2011 from 6.59% from the third quarter of 2010, due in part to higher accelerated accretion of discounts on covered loan disposals. The cost of interest-bearing deposits and all-in deposit cost decreased 12 and 11 basis points to 0.69% and 0.44%, respectively. Average noninterest-bearing demand deposits increased $143.6 million to $1.6 billion in the current quarter compared to the same period last year, and represented 36% of total average deposits for the third quarter of 2011 compared to 32% for the third quarter of 2010.

  Nine Months of 2011 Compared to Nine Months of 2010

        Net interest income grew by $18.1 million to $198.9 million during the nine months ended September 30, 2011 compared to the same period last year. This change was due to a $12.0 million increase in interest income and a $6.1 million decrease in interest expense. The increase in interest income was due to the combination of the Los Padres acquisition, purchases of investment securities and higher accelerated accretion of discounts on covered loan payoffs. The decrease in interest expense was due to lower rates on money market deposits and lower average borrowing balances as $260 million of FHLB advances were repaid in the first half of 2010 and another $50 million were repaid in December 2010.

        The net interest margin for the first nine months of 2011 was 5.35% compared to 4.95% for the same period last year. The increase was due to a higher yield on loans, lower costs for money market deposits and subordinated debentures, and a lower average balance of FHLB advances, offset by lower average loans and an increase in the average balance of lower-yielding investment securities.

  Provision for Credit Losses

        The following table sets forth the details of the provision for credit losses and allowance for credit losses data for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2011	June 30, 2011	September 30, 2010
				2011	2010
		(Dollars in thousands)
Provision For Credit Losses:
Addition (reduction) to allowance for loan losses	$(300)	$5,050	$17,271	$12,550	$144,488
Addition (reduction) to reserve for unfunded loan commitments	300	450	(221)	750	(811)

Total provision for non-covered loans	—	5,500	17,050	13,300	143,677
Provision for covered loans	348	5,890	6,500	9,148	34,600

Total provision for credit losses	$348	$11,390	$23,550	$22,448	$178,277

Allowance for Credit Losses Data:
Net charge-offs on non-covered loans	$6,017	$7,187	$9,240	$21,093	$166,711
Charge-offs on classified loans sold	—	—	—	—	123,705
Annualized net charge-off ratios:
Net charge-offs to non-covered average loans	0.83%	0.97%	1.09%	0.94%	6.61%

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2011	June 30, 2011	September 30, 2010
				2011	2010
		(Dollars in thousands)
Net charge-offs, excluding charge-offs on loans sold, to non-covered average loans	0.83%	0.97%	1.09%	0.94%	1.71%
At Period End:
Allowance for loan losses	$90,110	$96,427	$96,494
Allowance for credit losses	$96,535	$102,552	$101,244
Allowance for credit losses to non-covered loans, net of unearned income	3.34%	3.52%	3.05%
Allowance for credit losses to non-covered nonaccrual loans	161.0%	157.0%	95.9%

        Provisions for credit losses are charged to earnings as and when needed for both on and off balance sheet credit exposures. We have a provision for credit losses on our non-covered loans and a provision for credit losses on our covered loans. The provision for credit losses on our non-covered loans is based on our allowance methodology and is an expense that, in our judgment, is required to maintain the adequacy of the allowance for loan losses and the reserve for unfunded loan commitments. Our allowance methodology reflects net charge-offs, the levels and trends of nonaccrual and classified loans, and the migration of loans into various risk classifications. The provision for credit losses on our covered loans reflects decreases in expected cash flows on covered loans compared to those previously estimated.

        Our provisions for credit losses on non-covered and covered loans totaled $348,000 during the third quarter of 2011 compared to $11.4 million for the second quarter of 2011 and $23.6 million for the third quarter of 2010. The provision related to non-covered loans was $0 for the third quarter of 2011; this compares to $5.5 million for the second quarter of 2011 and $17.1 million for the third quarter of 2010. Net non-covered loan charge-offs were $6.0 million for the third quarter of 2011; this compares to $7.2 million for the second quarter of 2011 and $9.2 million for the third quarter of 2010. Nonaccrual loans totaled $60.0 million, $65.3 million, and $105.5 million at September, 2011, June 30, 2011, and September 30, 2010, respectively.

        The allowance for credit losses on non-covered loans was $96.5 million as of September 30, 2011 and represented 3.34% of the non-covered loan balances at that date. This compares to an allowance for credit losses on non-covered loans of $102.3 million, or 3.52% of non-covered loans, as of June 30, 2011 and an allowance for credit losses on non-covered loans of $101.2 million, or 3.05% of non-covered loans, as of September 30, 2010.

        During the third quarter of 2011, we recorded a $348,000 provision for credit losses on the covered loan portfolio based on current quarter analysis of acquired loans, which indicated a decrease in expected cash flows from previous estimates. Under the terms of our loss sharing agreements with the FDIC, the FDIC will absorb 80% of the losses on the covered loans. As a result, the effect on pre-tax earnings was 20% of the provision for covered loans as we recorded 80% of this provision as an offset in FDIC loss sharing income. The provisions for credit losses on covered loans for the second quarter of 2011 and third quarter of 2010 were $5.9 million and $6.5 million, respectively.

        We made provisions for credit losses totaling $22.4 million during the first nine months of 2011 compared to $178.3 million for the same period last year. The provision related to non-covered loans totaled $13.3 million for the nine months ended September 30, 2011 compared to $143.7 million for the nine months ended September 30, 2010. The prior year non-covered provision included $71.4 million related to the Company's sale of $323.6 million of non-covered classified loans in the first quarter of

2010; there was no similar sale of classified loans in 2011. Net non-covered charge-offs were $21.1 million during the first nine months of 2011 compared to $166.7 million for the same period last year, but the latter amount included $123.7 million in charge-offs related to the classified loan sale in the first quarter of 2010. The provision for covered loans was $9.1 million for the nine months ended September 30, 2011 compared to $34.6 million for the nine months ended September 30, 2010.

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

  Noninterest Income

        The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2011	June 30, 2011	September 30, 2010
				2011	2010
	(In thousands)
Service charges on deposit accounts	$3,545	$3,400	$2,861	$10,503	$8,256
Other commissions and fees	2,052	1,980	1,760	5,752	5,395
Other-than-temporary impairment loss on securities	—	—	(874)	—	(874)
Increase in cash surrender value of life insurance	359	368	353	1,106	1,120
FDIC loss sharing income, net	963	5,316	5,506	5,109	27,257
Other income	224	176	279	702	632

Total noninterest income	$7,143	$11,240	$9,885	$23,172	$41,786

  Third Quarter of 2011 Compared to Second Quarter of 2011 and Third Quarter of 2010

        Noninterest income for the third quarter of 2011 totaled $7.1 million compared to $11.2 million for the second quarter of 2011 and $9.9 million for the third quarter of 2010. The $4.1 million decline in noninterest income for the third quarter of 2011 compared to the prior quarter was due mostly to lower FDIC loss sharing income stemming from a lower provision for credit losses on covered loans. Service charges on deposits increased $145,000 for the linked 2011 quarters due primarily to growth in account analysis charges.

        The $2.8 million decline in noninterest income for the third quarter of 2011 compared to the same period last year was due primarily to a $4.5 million decrease in FDIC loss sharing income related to a decrease in net credit costs on covered loans and OREO. This was partially offset by an $874,000 impairment loss on covered securities recorded in the third quarter of 2010 not repeated in the current quarter. Service charges on deposit accounts increased due to increases in service charges, account analysis fees, and NSF handling fees, attributable to a higher number of acquisition-related accounts and organic growth.

        Third quarter of 2011 FDIC loss sharing income includes a write-off of the FDIC loss sharing asset because of improvement in the expected cash flows on covered loan pools. When expected cash flows improve, the estimated amount of losses collectible from the FDIC decreases and the carrying value of the FDIC loss sharing asset must be reduced. The charge to FDIC loss sharing income for this item was approximately $3 million.

  Nine Months of 2011 Compared to Nine Months of 2010

        Noninterest income declined $18.6 million, to $23.2 million, for the nine months ended September 30, 2011 compared to the same period in 2010. The decline was due mainly to lower FDIC loss sharing income of $22.1 million attributable to lower net credit costs on covered loans and OREO. However, service charges on deposit accounts increased $2.2 million due to increases in service charges, account analysis fees, and NSF handling fees, attributable to a higher number of acquisition-related accounts and organic growth.

  Noninterest Expense

        The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2011	June 30, 2011	September 30, 2010
				2011	2010
		(Dollars in thousands)
Compensation	$21,557	$21,717	$23,060	$65,203	$63,539
Occupancy	7,423	7,142	6,872	21,548	20,406
Data processing	2,228	2,129	2,121	6,832	5,982
Other professional services	2,239	2,505	2,694	7,040	6,734
Business development	548	595	571	1,712	1,893
Communications	678	834	811	2,371	2,410
Insurance and assessments	1,641	1,603	2,431	5,581	7,316
Non-covered other real estate owned, net	2,293	2,300	2,151	5,296	11,217
Covered other real estate owned expense (income), net	4,813	1,205	(319)	3,440	1,761
Intangible asset amortization	1,977	2,308	2,434	6,592	7,282
Other expense	3,190	4,200	3,348	10,909	10,977

Total noninterest expense	$48,587	$46,538	$46,174	$136,524	$139,517

        The following tables present the components of OREO expense, net for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2011	June 30, 2011	September 30, 2010
				2011	2010
	(In thousands)
Non-Covered OREO Expense:
Provision for losses	$1,676	$1,897	$2,064	$3,955	$11,361
Maintenance costs	639	400	501	1,512	1,883
(Gain) loss on sale	(22)	3	(414)	(171)	(2,027)

Total non-covered OREO expense, net	$2,293	$2,300	$2,151	$5,296	$11,217

Covered OREO Expense:
Provision for losses	$8,601	$1,565	$1,038	$11,056	$3,416
Maintenance costs	137	86	192	547	362
(Gain) loss on sale	(3,925)	(446)	(1,549)	(8,163)	(2,017)

Total covered OREO expense, net	$4,813	$1,205	$(319)	$3,440	$1,761

  Third Quarter of 2011 Compared to Second Quarter of 2011

        Noninterest expense grew $2.1 million to $48.6 million during the third quarter of 2011 compared to $46.5 million for the second quarter of 2011. This change was due mostly to an increase in covered

OREO costs. Covered OREO costs increased by $3.6 million due to higher write-downs of $7.0 million, offset partially by higher gains on sales of $3.5 million. Other expense declined $1.0 million due to director stock awards in the second quarter not repeated in the third quarter, write-downs of CRA investments in the second quarter also not repeated in the third quarter, and lower net loan collection expenses.

        Noninterest expense includes non-cash expenses of time-based restricted stock amortization, which is included in compensation, and intangible asset amortization. Amortization of restricted stock totaled $2.1 million for each of the third and second quarters of 2011 and the third quarter of 2010. Intangible asset amortization totaled $2.0 million and $2.3 million for the third and second quarters of 2011, respectively, and $2.4 million for the third quarter of 2010.

  Third Quarter of 2011 Compared to Third Quarter of 2010

        Noninterest expense grew $2.4 million for the third quarter of 2011 compared to the same period of 2010 due mostly to higher covered OREO costs of $5.1 million, which was attributable to higher write-downs of $7.6 million, offset partially by higher net gains on sales of $2.4 million. Salary expense declined by $1.5 million due primarily to severance paid to Los Padres employees in connection with the August 2010 Los Padres acquisition during the third quarter of 2010 not repeated in the current quarter. Insurance and assessments decreased by $790,000 due to a reduction in FDIC deposit insurance costs attributable to a revised FDIC assessment methodology effective April 1, 2011.

  Nine Months of 2011 Compared to Nine Months of 2010

        Noninterest expense declined by $3.0 million to $136.5 million during the nine months ended September 30, 2011 compared to the same period last year. This reduction was attributable to a decrease in non-covered OREO costs and lower FDIC insurance assessment expense. Non-covered OREO costs declined $5.9 million due to lower write-downs of $7.4 million, offset by lower net gains on sales of OREO of $1.9 million. The declines were offset by increases in almost all other expense categories for the additional operating costs arising from the Los Padres acquisition in August 2010 and the nine branches added to our network through that acquisition. Covered OREO costs increased by $1.7 million due to higher write-downs, offset by higher net gains on sales of OREO.

        Amortization of restricted stock totaled $6.2 million and $6.6 million for the nine months ended September 30, 2011 and 2010, respectively. Intangible asset amortization totaled $6.6 million for the first nine months of 2011 compared to $7.3 million for the same period last year.

  Income Taxes

        The effective tax rate for the third quarter of 2011 was 41.3% compared to 41.6% for the second quarter of 2011 and 34.3% in the third quarter of 2010. The lower rate in the third quarter of 2010 resulted mostly from the resolution and/or lapse of tax contingencies, which reduced income tax expense by $417,000. The effective tax rates for the nine months ended September 30, 2011 and 2010 were 41.6% and 42.9%, respectively. The Company's blended Federal and California statutory tax rate is 42.0%.

Balance Sheet Analysis

  Non-Covered Loans

        The following table presents the balance of our non-covered loans by portfolio segment at the dates indicated:

	September 30, 2011		June 30, 2011		December 31, 2010
Loan Segment	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage	$2,031,893	70%	$2,073,868	71%	$2,274,733	72%
Commercial	671,963	23	640,805	22	663,557	21
Real estate construction	152,411	5	160,254	5	179,479	5
Consumer	20,621	1	22,248	1	25,058	1
Foreign:
Commercial	19,532	1	18,633	1	21,057	1
Other, including real estate	1,400	—	1,442	—	1,551	—

Total gross non-covered loans	2,897,820	100%	2,917,250	100%	3,165,435	100%

Less: unearned income	(4,183)		(4,114)		(4,380)
Less: allowance for loan losses	(90,110)		(96,427)		(98,653)

Total net non-covered loans	$2,803,527		$2,816,709		$3,062,402

        The decline in the non-covered loan portfolio moderated during the third quarter of 2011 to $19.5 million compared to declines of $144.5 million and $103.4 million during the second and first quarters of 2011, respectively. We continue to retain maturing relationships that contribute positively to profitability and net interest margin. In addition, the commercial and industrial non-covered loan segment increased $32.1 million during the third quarter and the pipeline of new lending opportunities has grown. Although these trends may signal a turnaround in loan growth, no assurance can be given that meaningful loan growth will materialize over the next several quarters.

        The following table presents the composition of our non-covered real estate mortgage loan portfolio as of the dates indicated:

	September 30, 2011		June 30, 2011		December 31, 2010
Loan Category	Balance	% of Total	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$362,049	17.8%	$374,502	18.1%	$432,263	19.0%
Retail	299,100	14.7%	310,588	15.0%	374,027	16.4%
Office buildings	314,352	15.5%	322,972	15.6%	350,192	15.4%
Owner-occupied	250,772	12.3%	263,686	12.7%	263,603	11.6%
Hotel	145,783	7.2%	149,043	7.2%	156,614	6.9%
Healthcare	114,277	5.6%	114,805	5.5%	102,227	4.5%
Mixed use	56,507	2.8%	56,810	2.7%	57,230	2.5%
Gas station	35,743	1.8%	35,998	1.7%	38,502	1.7%
Self storage	23,260	1.1%	26,163	1.3%	26,432	1.2%
Restaurant	23,585	1.2%	23,410	1.1%	26,463	1.2%
Land acquisition/development	9,514	0.5%	9,559	0.5%	9,649	0.4%
Unimproved land	1,415	0.1%	1,449	0.1%	1,494	0.1%
Other	216,206	10.6%	225,712	10.9%	250,068	11.0%

Total commercial real estate mortgage	1,852,563	91.2%	1,914,697	92.3%	2,088,764	91.8%

Residential real estate mortgage:
Multi-family	91,588	4.5%	64,735	3.1%	81,880	3.6%
Single family owner-occupied	31,439	1.5%	36,369	1.8%	38,025	1.7%
Single family nonowner-occupied	20,059	1.0%	20,449	1.0%	26,618	1.2%
HELOCs	36,244	1.8%	37,618	1.8%	38,823	1.7%
Unimproved land	—	0.0%	—	0.0%	623	0.0%

Total residential real estate mortgage	179,330	8.8%	159,171	7.7%	185,969	8.2%

Total gross non-covered real estate mortgage loans	$2,031,893	100.0%	$2,073,868	100.0%	$2,274,733	100.0%

        The largest subset of the "Other" commercial real estate mortgage category is for fixed base operators at airports with a balance of $35.4 million, or 16.4% of the total in "Other".

        The following table presents the composition of our non-covered real estate construction loan portfolio as of the dates indicated:

	September 30, 2011		June 30, 2011		December 31, 2010
Loan Category	Balance	% of Total	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial real estate construction:
Retail	$18,678	12.3%	$20,123	12.6%	$20,378	11.4%
Industrial/warehouse	16,020	10.5%	8,460	5.3%	11,329	6.3%
Office buildings	6,313	4.1%	6,354	4.0%	3,805	2.1%
Owner-occupied	2,227	1.5%	2,000	1.2%	2,000	1.1%
Healthcare	—	0.0%	—	0.0%	4,305	2.4%
Self storage	19,148	12.6%	19,169	12.0%	13,191	7.3%
Land acquisition/development	35,323	23.2%	35,513	22.2%	16,983	9.5%
Unimproved land	27,857	18.3%	29,726	18.5%	26,032	14.5%
Other	6,539	4.3%	5,116	3.2%	9,062	5.0%

Total commercial real estate construction	132,105	86.7%	126,461	78.9%	107,085	59.7%

Residential real estate construction:
Multi-family	4,475	2.9%	18,346	11.4%	26,474	14.8%
Single family owner-occupied	90	0.1%	—	0.0%	—	0.0%
Single family nonowner-occupied	1,165	0.8%	1,161	0.7%	1,026	0.6%
Land acquisition/development	3,275	2.1%	3,238	2.0%	1,482	0.8%
Unimproved land	11,301	7.4%	11,048	6.9%	43,412	24.2%

Total residential real estate construction	20,306	13.3%	33,793	21.1%	72,394	40.3%

Total gross non-covered real estate construction loans	$152,411	100.0%	$160,254	100.0%	$179,479	100.0%

  Covered Loans

        The following table presents the composition of our covered loans as of the dates indicated:

Loan Category	September 30, 2011	June 30, 2011	December 31, 2010
	(In thousands)
Multi-family	$267,892	$286,615	$321,650
Commercial real estate	386,326	407,257	444,244
Single family	129,692	139,238	157,424
Construction and land	57,601	67,343	87,301
Commercial and industrial	22,869	24,135	34,828
Home equity lines of credit	6,287	6,235	5,916
Consumer	603	864	1,378

Total gross covered loans	871,270	931,687	1,052,741
Less: discount	(80,920)	(92,847)	(110,901)

Covered loans, net of discount	790,350	838,840	941,840
Less: allowance for loan losses	(29,291)	(32,888)	(33,264)

Covered loans, net	$761,059	$805,952	$908,576

        The above loans are subject to loss sharing agreements with the FDIC under which we will be reimbursed for a substantial portion of any future losses on them. Under the terms of the Los Padres loss sharing agreement, the FDIC will absorb 80% of losses and receive 80% of loss recoveries on covered assets. This loss sharing arrangement for single family and commercial (non-single family) covered assets is in effect for 10 years and 5 years, respectively, from the August 20, 2010 acquisition date and the loss recovery provisions are in effect for 10 years and 8 years, respectively, from the acquisition date. Under the terms of the Affinity loss sharing agreement, the FDIC will absorb 80% of losses and receive 80% of loss recoveries on the first $234 million of losses on covered assets and absorb 95% of losses and receive 95% of loss recoveries on covered assets exceeding the $234 million threshold. This loss sharing agreement is in effect for 10 years for residential loans and 5 years for commercial assets (non-residential loans, OREO, and certain securities) from the August 28, 2009 acquisition date. The loss recovery provisions are in effect for 10 years for residential loans and 8 years for commercial assets from the acquisition date.

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

        At September 30, 2011, the allowance for credit losses on non-covered loans totaled $96.5 million, a $6.0 million decrease from the allowance at June 30, 2011, and was comprised of the allowance for loan losses of $90.1 million and the reserve for unfunded loan commitments of $6.4 million. During the three months ended September 30, 2011, the Company recorded $6.0 million in net charge-offs and a provision for credit losses of $0.

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

        The allowance amounts for "pass" rated loans and those loans adversely classified, which are not reviewed individually, are determined using historical loss rates developed through migration analysis. The migration analysis is updated quarterly based on historic losses and movement of loans between ratings. As a result of this migration analysis and its quarterly updating, the decreases we experienced in both charge-offs and adverse classifications generally resulted in lower loss factors.

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

        At September 30, 2011, in the event that 1% of our non-covered loans were downgraded one credit risk rating category for each category (e.g., 1% of the "pass" category moved to the "special mention" category, 1% of the "special mention" category moved to "substandard" category, and 1% of the "substandard" category moved to the "doubtful" category within our current allowance methodology), the allowance for credit losses would have increased by approximately $1.6 million. In the event that 5% of our non-covered loans were downgraded one credit risk category, the allowance for credit losses would increase by approximately $7.9 million. Given current processes employed by the Company, management believes the credit risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different conclusions that could be significant to the Company's financial statements. In addition, current credit risk ratings are subject to change as we continue to review loans within our portfolio and as our borrowers are impacted by economic trends within their market areas.

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

        The following table presents information regarding the allowance for credit losses on non-covered loans as of the dates indicated:

	September 30, 2011	June 30, 2011	December 31, 2010	September 30, 2010
	(Dollars in thousands)
Allowance for loan losses	$90,110	$96,427	$98,653	$96,494
Reserve for unfunded loan commitments	6,425	6,125	5,675	4,750

Total allowance for credit losses	$96,535	$102,552	$104,328	$101,244

Allowance for credit losses to loans, net of unearned income	3.34%	3.52%	3.30%	3.05%
Allowance for credit losses to nonaccrual loans	161.0%	157.0%	110.8%	95.9%
Allowance for credit losses to nonperforming assets	89.2%	87.3%	87.1%	77.8%

        The following table presents the changes in our allowance for credit losses on non-covered loans for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2011	June 30, 2011	September 30, 2010
				2011	2010
	(In thousands)
Allowance for credit losses, beginning of period	$102,552	$104,239	$93,434	$104,328	$124,278
Provision for credit losses	—	5,500	17,050	13,300	143,677
Net charge-offs	(6,017)	(7,187)	(9,240)	(21,093)	(166,711)

Allowance for credit losses, end of period	$96,535	$102,552	$101,244	$96,535	$101,244

        The following table presents the changes in our allowance for loan losses on non-covered loans for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2011	June 30, 2011	September 30, 2010
				2011	2010
	(Dollars in thousands)
Allowance for loan losses, beginning of period	$96,427	$98,564	$88,463	$98,653	$118,717
Loans charged off:
Real estate mortgage	(4,293)	(4,354)	(4,601)	(9,859)	(94,438)
Real estate construction	—	(1,193)	(3,032)	(5,838)	(62,114)
Commercial	(2,237)	(2,609)	(2,074)	(7,967)	(11,237)
Consumer	(54)	(1,165)	(218)	(1,379)	(2,280)
Foreign	—	—	(113)	—	(113)

Total loans charged off	(6,584)	(9,321)	(10,038)	(25,043)	(170,182)

Recoveries on loans charged off:
Real estate mortgage	225	27	—	349	1,197
Real estate construction	33	896	—	1,021	708
Commercial	235	308	319	1,160	1,061
Consumer	74	890	348	1,375	372
Foreign	—	13	131	45	133

Total recoveries on loans charged off	567	2,134	798	3,950	3,471

Net charge-offs	(6,017)	(7,187)	(9,240)	(21,093)	(166,711)
Provision (reversal) for loan losses	(300)	5,050	17,271	12,550	144,488

Allowance for loan losses, end of period	$90,110	$96,427	$96,494	$90,110	$96,494

Charge-offs on classified loans sold	$—	$—	$—	$—	$123,705
Ratios(1):
Allowance for loan losses to loans, net (end of period)	3.11%	3.31%	2.91%	3.11%	2.91%
Allowance for loan losses to nonaccrual loans (end of period)	150.26%	147.67%	91.43%	150.26%	91.43%
Annualized net charge-offs to average loans	0.83%	0.97%	1.09%	0.94%	6.61%
Annualized net charge-offs to average loans excluding charge-offs on classified loans sold	0.83%	0.97%	1.09%	0.94%	1.71%

(1)
Ratios apply only to non-covered loans.

        The following table presents the changes in our reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2011	June 30, 2011	September 30, 2010
				2011	2010
	(In thousands)
Reserve for unfunded loan commitments, beginning of period	$6,125	$5,675	$4,971	$5,675	$5,561
Provision (reversal)	300	450	(221)	750	(811)

Reserve for unfunded loan commitments, end of period	$6,425	$6,125	$4,750	$6,425	$4,750

  Allowance for Credit Losses on Covered Loans

        The loans acquired in the Los Padres and Affinity acquisitions are covered by loss sharing agreements with the FDIC and we will be reimbursed for a substantial portion of any future losses. Under the terms of the Los Padres loss sharing agreement, the FDIC will absorb 80% of losses and receive 80% of loss recoveries on the covered assets. This loss sharing agreement is in effect for 10 years for single family covered assets and 5 years for commercial (non-single family) covered assets from the August 20, 2010 acquisition date. The loss recovery provisions are in effect for 10 years for single family assets and 8 years for commercial (non-single family) assets from the acquisition date. Under the terms of the Affinity loss sharing agreement, the FDIC will absorb 80% of losses and receive 80% of loss recoveries on the first $234 million of losses on covered assets and absorb 95% of losses and receive 95% of loss recoveries on covered assets exceeding $234 million. This loss sharing agreement is in effect for 10 years for residential loans and 5 years for commercial assets (non-residential loans, OREO and certain securities) from the August 28, 2009 acquisition date. The loss recovery provisions are in effect for 10 years for residential loans and 8 years for commercial assets from the acquisition date.

        We evaluated the acquired covered loans and elected to account for them under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"), which we refer to as acquired impaired loan accounting.

        The covered loans are subject to our internal and external credit review. If deterioration in the expected cash flows results in a reserve requirement, a provision for credit losses is charged to earnings without regard to the FDIC loss sharing agreement. The portion of the estimated loss reimbursable from the FDIC will be recorded in FDIC loss sharing income and will increase the FDIC loss sharing asset. For acquired impaired loans, the allowance for loan losses is measured at the end of each financial reporting period based on expected cash flows. Decreases in the amount and changes in the timing of expected cash flows on the acquired impaired loans as of the financial reporting date compared to those previously estimated are usually recognized by recording a provision for credit losses on such covered loans. At September 30, 2011, acquired covered loans not accounted for as impaired loans totaled $29.7 million from the Los Padres acquisition and are subject to our allowance for credit losses methodology. Although we estimate the required allowance for credit losses similarly to the methodology used for originated loans, we record a provision for such loan losses only when the reserve requirement exceeds any remaining credit discount on these covered loans.

        The following table presents the changes in our allowance for credit losses on covered loans for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2011	June 30, 2011	September 30, 2010
				2011	2010
	(In thousands)
Allowance for credit losses on covered loans, beginning of period	$32,888	$29,438	$37,878	$33,264	$18,000
Provision	348	5,890	6,500	9,148	34,600
Charge-offs, net	(3,945)	(2,440)	(4,199)	(13,121)	(12,421)

Allowance for credit losses on covered loans, end of period	$29,291	$32,888	$40,179	$29,291	$40,179

  Non-Covered Nonperforming Assets and Performing Restructured Loans

        The following table presents non-covered nonperforming assets and performing restructured loans information as of the dates indicated:

	September 30, 2011	June 30, 2011	December 31, 2010	September 30, 2010
	(Dollars in thousands)
Nonaccrual loans(1)	$59,968	$65,300	$94,183	$105,539
Other real estate owned(1)	48,260	52,194	25,598	24,598

Total nonperforming assets	$108,228	$117,494	$119,781	$130,137

Performing restructured loans(1)	$86,406	$82,487	$89,272	$143,407
Nonperforming assets ratio(1)(2)	3.68%	3.96%	3.76%	3.89%
Nonaccrual loans to loans, net of unearned income(1)	2.07%	2.24%	2.98%	3.18%

(1)
Excludes covered loans and covered OREO from the Los Padres and Affinity acquisitions.

(2)
Nonperforming assets ratio is calculated as nonperforming assets divided by the sum of total loans and OREO.

        Non-covered nonperforming assets include non-covered nonaccrual loans and non-covered OREO and totaled $108.2 million at September 30, 2011 compared to $117.5 million at June 30, 2011. The $9.3 million decline in non-covered nonperforming assets is due to reductions of $5.3 million and $4.0 million in nonaccrual loans and OREO, respectively. The non-covered nonperforming assets ratio decreased to 3.68% at September 30, 2011 from 3.96% at June 30, 2011.

  Nonaccrual Loans

        The $5.3 million decline in non-covered nonaccrual loans during the third quarter was attributable to (a) foreclosures of $2.4 million, (b) other reductions, payoffs and returns to accrual status of $5.7 million, (c) charge-offs of $6.0 million, and (d) additions of $8.8 million.

        The following table presents our non-covered nonaccrual loans and accruing loans past due between 30 and 89 days by portfolio segment and class as of the dates indicated:

	Nonaccrual Loans(1)
					Accruing and 30 - 89 Days Past Due(1)
	September 30, 2011		June 30, 2011
	Balance	% of Loan Category	Balance	% of Loan Category	September 30, 2011 Balance	June 30, 2011 Balance
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$7,336	5.0%	$7,451	5.0%	$—	$865
SBA 504	2,895	4.9%	3,304	5.3%	3,168	—
Other commercial	19,378	1.2%	25,710	1.5%	14,664	8,197
Residential	2,315	1.3%	3,026	1.9%	400	—

Total real estate mortgage	31,924	1.6%	39,491	1.9%	18,232	9,062

Real estate construction:
Residential	1,091	5.4%	1,099	3.3%	—	—
Commercial	9,399	7.1%	5,976	4.7%	—	2,136

Total real estate construction	10,490	6.9%	7,075	4.4%	—	2,136

Commercial:
Collateralized	4,769	1.2%	5,294	1.4%	396	451
Unsecured	4,887	6.9%	6,558	8.0%	73	158
Asset-based	15	0.0%	15	0.0%	—	—
SBA 7(a)	7,318	24.4%	6,122	19.9%	828	199

Total commercial	16,989	2.5%	17,989	2.8%	1,297	808

Consumer	565	2.7%	745	3.3%	53	40

Total non-covered loans	$59,968	2.1%	$65,300	2.2%	$19,582	$12,046

(1)
Excludes covered loans acquired from the Los Padres and Affinity acquisitions.

        The following lending relationships, excluding SBA-related loans, were on nonaccrual status at September 30, 2011:

Nonaccrual Amount	Description
(In thousands)
$10,360	This loan is secured by three airplane hangar structures and two office buildings in Los Angeles County, California.(1)

$7,336	Two hotels in San Diego County, California. The borrower is paying as agreed.(1)

$3,899	Four industrial warehouse loans in Riverside County, California. The borrower is paying as agreed.(1)

$2,564	Strip retail center in Riverside County, California. The borrower is paying as agreed.

$2,563	This loan is secured by a medical-related office building in Los Angeles County, California.(1)

$2,338	This loan is unsecured and has a specific reserve for 50% of the balance. The borrower is paying as agreed.(1)

$2,091	Land in Riverside County, California. The borrower is paying as agreed.

$2,000	Unsecured loan that is fully reserved for.(1)

$1,701	Two unsecured loans that are fully reserved for.(1)

$1,553	Loan secured by unimproved land in Imperial County, California.(1)

(1)
On nonaccrual status at June 30, 2011

  OREO

        Non-covered OREO declined $4.0 million during the third quarter of 2011 due mainly to sales of $4.9 million and write-downs of $1.7 million, offset partially by foreclosures of $2.4 million. The write-downs were based on new appraisals or negotiated sales prices with buyers.

        The following table presents the components of non-covered OREO by property type as of the dates indicated:

Property Type	September 30, 2011	June 30, 2011	December 31, 2010	September 30, 2010
	(Dollars in thousands)
Commercial real estate	$21,431	$23,408	$18,205	$18,920
Construction and land development	26,093	26,446	4,650	2,935
Single family residence	736	2,340	2,743	2,743

Total non-covered OREO	$48,260	$52,194	$25,598	$24,598

  Performing Restructured Loans

        Non-covered performing restructured loans grew by $3.9 million during the third quarter of 2011 to $86.4 million at September 30, 2011. The change was attributable primarily to newly restructured loans of $2.6 million and transfers from nonaccrual status of $1.7 million. At September 30, 2011, we had $59.6 million in real estate mortgage loans, $22.1 million in real estate construction loans, and $4.7 million in commercial loans that were accruing interest under the terms of troubled debt restructurings.

        The majority of the performing restructured loans was on accrual status prior to the loan modifications and has remained on accrual status after the loan modifications due to the borrowers making payments before and after the restructurings. In these circumstances, generally, a borrower may have had a fixed rate loan that they continued to repay, but may be having cash flow difficulties. In an effort to work with certain borrowers, we have agreed to interest rate reductions to reflect the lower market interest rate environment and/or interest-only payments for a period of time. In these cases, we do not forgive principal or extend the maturity date as part of the loan modification. As a result of the current economic environment in our market areas, we anticipate loan restructurings to continue.

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

        The following table presents a summary of covered loans that would be considered nonaccrual except for the accounting requirements regarding acquired impaired loans and other real estate owned covered by the loss sharing agreement ("covered nonaccrual loans" and "covered OREO"; collectively, "covered nonperforming assets") as of the dates indicated:

	September 30, 2011	June 30, 2011	December 31, 2010	September 30, 2010
	(In thousands)
Covered nonaccrual loans	$170,242	$146,359	$142,964	$171,804
Covered OREO	32,301	40,949	55,816	55,244

Total covered nonperforming assets	$202,543	$187,308	$198,780	$227,048

Covered performing restructured loans	$14,074	$12,404	$14,255	$44,614

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

        At September 30, 2011, we had $191.4 million of commercial real estate mortgage loans maturing over the next 12 months. In the event we refinance any of these loans because the borrowers are unable to obtain financing elsewhere due to the inability of banks in our market area to make loans, such loans may be considered troubled debt restructurings even though they were performing throughout their terms. Higher levels of troubled debt restructurings may lead to increased classified assets and credit loss provisions.

        Our loan portfolio, including both non-covered and covered loans, continues to experience pressure from economic trends in Southern California. We expect that such pressures will continue for the remainder of 2011.

  Deposits

        The following table presents the balance of each major category of deposits at the dates indicated:

	September 30, 2011		June 30, 2011		December 31, 2010
Deposit Category	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$1,628,253	36%	$1,599,410	36%	$1,465,562	32%
Interest checking deposits	497,987	11	477,126	11	494,617	11
Money market deposits	1,234,900	27	1,189,999	26	1,321,780	28
Savings deposits	158,921	3	151,957	3	135,876	3

Total core deposits	3,520,061	77	3,418,492	76	3,417,835	74

Time deposits under $100,000	345,380	8	359,890	8	436,838	9
Time deposits $100,000 and over	688,955	15	708,113	16	795,025	17

Total time deposits	1,034,335	23	1,068,003	24	1,231,863	26

Total deposits	$4,554,396	100%	$4,486,495	100%	$4,649,698	100%

        Total deposits grew $67.9 million during the third quarter to $4.6 billion at September 30, 2011. Time deposits decreased $33.7 million during the third quarter to $1.0 billion at September 30, 2011. Core deposits, which include noninterest-bearing demand, interest checking, money market, and savings accounts, grew $101.6 million during the third quarter due to increases in all categories. At September 30, 2011, core deposits totaled $3.5 billion, or 77% of total deposits at that date. Noninterest-bearing demand deposits were $1.6 billion at September 30, 2011 and represented 36% of total deposits at that date.

Regulatory Matters

  Capital

        Actual capital amounts and ratios for the Company and the Bank as of September 30, 2011 are presented in the following table. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are deducted from regulatory capital. At September 30, 2011, such amount was $53.1 million for the Company and $30.8 million for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future.

	September 30, 2011
	Well Capitalized Requirement	Pacific Western Bank	PacWest Bancorp Consolidated
Tier 1 leverage capital ratio	5.00%	9.85%	9.96%
Tier 1 risk-based capital ratio	6.00%	14.63%	14.70%
Total risk-based capital ratio	10.00%	15.90%	15.98%
Tangible common equity ratio	N/A	10.64%	8.85%

  Subordinated Debentures

        The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities, which totaled $123.0 million at September 30, 2011. The Company includes in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less goodwill, net of any related deferred income tax liability. At September 30, 2011, the amount of trust preferred securities included in Tier I capital was $123.0 million. While our existing trust preferred securities are grandfathered under the Dodd-Frank Wall Street Reform and Consumer Protection Act that was enacted in July 2010, new issuances will not qualify as Tier 1 capital.

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

        Historically, the Bank's primary liquidity source has been its core deposit base. In addition, the Bank relies on collateralized FHLB advances as one of its sources of affordable and immediately available liquidity. The level of such wholesale funding is monitored based on the Bank's liquidity requirements, and we maintain what we believe to be an acceptable level of this collateralized borrowing capacity. The Bank's secured borrowing capacity with the FHLB was $1.1 billion, of which $913.4 million was available as of September 30, 2011. The Bank also maintains a security repurchase line with the FHLB to provide an additional $30.5 million in secured borrowing capacity, against which there were no borrowings as of September 30, 2011. The Bank also maintains a secured line of credit with the FRB which had a borrowing capacity of $375.0 million and no amount outstanding at September 30, 2011. In addition to its secured lines of credit, the Bank maintains unsecured lines of credit, subject to availability, of $92.0 million with correspondent banks for purchase of overnight funds.

        In addition to the secured and unsecured borrowing relationships to meet short-term liquidity needs, the Bank maintains adequate balances in liquid assets, which include cash and due from banks, interest-earning deposits in other financial institutions and investment securities with a maturity or duration of five years or less. Our on-balance sheet liquidity ratio, calculated as liquid assets (cash, interest-earning deposits in financial institutions and unpledged investment securities available-for-sale) as a percent of total deposits, was 29.7% as of September 30, 2011 and 18.1% at December 31, 2010.

We increased the Bank's on-balance sheet liquidity in order to have more flexibility during this current economic cycle.

        We may use large denomination brokered time deposits, the availability of which is uncertain and subject to competitive market forces, for liquidity management purposes. At September 30, 2011, the Bank had none of these brokered deposits. In addition, we have $45.0 million of customer deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our participating customers' deposits.

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

        Dividends paid by state banks, such as Pacific Western, are regulated by the California Department of Financial Institutions ("DFI") under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the nine months ended September 30, 2011, PacWest received no dividends from the Bank. For the foreseeable future, any dividends from the Bank to the Company require DFI approval.

        At September 30, 2011, the Company had, on a stand-alone basis, approximately $20.0 million in cash on deposit at the Bank. Management believes this amount of cash is sufficient to fund the Company's 2011 cash flow needs.

  Contractual Obligations

        The following table presents the known contractual obligations of the Company as of the date indicated:

	September 30, 2011
	Due Within One Year	Due in One to Three Years	Due in Three to Five Years	Due After Five Years	Total
	(Dollars in thousands)
Time deposits	$496,615	$525,088	$12,632	$—	$1,034,335
Long-term debt obligations	—	—	—	354,347	354,347
Operating lease obligations	16,182	27,202	17,901	15,569	76,854
Other contractual obligations	9,315	8,707	3,101	—	21,123

Total	$522,112	$560,997	$33,634	$369,916	$1,486,659

        Time deposits include brokered deposits of $45.0 million of customer deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits.

        Long term debt obligations include $129.3 million of subordinated debentures and $225.0 million of callable term FHLB advances. While the FHLB may call the advances to be repaid for any reason, they are likely to be called if market interest rates are higher than the advances' stated rates on the call dates. If the advances are called by the FHLB, there is no prepayment penalty. Should our FHLB advances be called, we would evaluate the funding opportunities available at that time, including new secured FHLB borrowings at the prevailing market rates. As borrowing rates are currently lower than our contract rates, we do not expect our secured FHLB borrowings to be called. Debt obligations are also discussed in Note 7, Borrowings, Subordinated Debentures and Brokered Deposits, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)." Operating lease obligations are discussed in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. The other contractual obligations relate to the minimum liability associated with our data and item processing contract with a third-party provider and commitments to contribute capital to investments in low income housing project partnerships.

        We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity, and continued deposit gathering activities. We believe we have in place sufficient borrowing mechanisms for short-term liquidity needs.

Off-Balance Sheet Arrangements

        Our obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded. At September 30, 2011, our loan-related commitments, including standby letters of credit, totaled $718.7 million. The commitments which result in a funded loan increase our profitability through net interest income. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources have been and are expected to be sufficient to meet the cash requirements of our lending activities.

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

        Market risk sensitive instruments are generally defined as derivatives and other financial instruments, which include investment securities, loans, deposits, and borrowings. At September 30, 2011, we had not used any derivatives to alter our interest rate risk profile or for any other reason. However, both the repricing characteristics of our fixed rate loans and floating rate loans, the significant percentage of noninterest-bearing deposits compared to interest- earning assets, and the callable features in certain borrowings, may influence our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, interest-bearing deposits in financial institutions, Federal Home Loan Bank stock, investment securities, deposits, borrowings and subordinated debentures.

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

        We evaluated the results of our net interest income simulation and market value of equity models prepared as of September 30, 2011, the results of which are presented below. Our net interest income simulation indicates that our balance sheet is liability sensitive as rising interest rates would result in a decline in our net interest margin. This profile is primarily a result of (a) the increased origination of fixed rate loans and variable rate loans with initial fixed rate terms over the last several years and (b) declining floating rate construction loans. Our market value of equity model indicates an asset sensitive profile suggesting a sudden sustained increase in rates would result in an increase in our estimated market value of equity. This profile is a result of the assumed floors in the Company's offering rates, which are not expected to increase to the extent of the movement of market interest rates, and the significant value placed on the Company's noninterest-bearing deposits for purposes of this analysis. The divergent profile between the net interest income simulation and market value of equity model is a result of the Company's significant level of noninterest-bearing deposits. Static balances of noninterest-bearing deposits do not impact the net interest income simulation, while at the same time the value of these deposits increases substantially in the market value of equity model when market rates are assumed to rise. In general, we view the net interest income model results as more relevant to the Company's current operating profile and manage our balance sheet based on this information.

  Net Interest Income Simulation

        We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of September 30, 2011. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

        This analysis calculates the difference between net interest income forecasted using both increasing and declining interest rate scenarios and net interest income forecasted using a base market interest rate derived from the U.S. Treasury yield curve at September 30, 2011. In order to arrive at the base case, we extend our balance sheet at September 30, 2011 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products' pricing as of September 30, 2011. Based on such repricings, we calculate an estimated net interest income and net interest margin.

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

        The following table presents as of September 30, 2011, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points.

Interest rate scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$241,136	(4.8)%	4.74%	(0.24)%
Up 200 basis points	$242,089	(4.4)%	4.76%	(0.22)%
Up 100 basis points	$244,692	(3.4)%	4.81%	(0.17)%
BASE CASE	$253,281	—	4.98%	—
Down 100 basis points	$244,243	(3.6)%	4.80%	(0.18)%
Down 200 basis points	$241,899	(4.5)%	4.76%	(0.22)%
Down 300 basis points	$240,940	(4.9)%	4.74%	(0.24)%

        The net interest income simulation model prepared as of September 30, 2011 suggests our balance sheet is liability sensitive. Liability sensitivity indicates that in a rising interest rate environment, our net interest margin would decrease. Due to the historically low market interest rates as of September 30, 2011 the "down" scenarios are not considered meaningful and are excluded from the following discussion. The liability sensitive profile is due mostly to the mix of fixed rate loans to total loans in the loan portfolio relative to our amount of interest-bearing deposits that would reprice as interest rates change. Although $1.8 billion of the $3.7 billion of total loans in the portfolio have variable interest rate terms, only $571 million of those variable rate loans will reprice within 12 months. The remaining variable rate loans will behave as if they have fixed rates in the short run because of the effect of interest rate floors and hybrid ARM loan pricing structures of mini-perm commercial real estate loans, which generally contain initial fixed rate terms ranging from three to five years before becoming variable rate.

        In comparing the September 30, 2011 simulation results to June 30, 2011, our profile has remained relatively unchanged while our overall estimated net interest income has decreased for all scenarios. The decline in the simulated net interest income is a result of lower earning assets due to the net decline in the loan portfolio.

  Market Value of Equity

        We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as the market value of equity, using a simulation model. This simulation model assesses the changes in the market value of our interest sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease in market interest rates of 100, 200 and 300 basis points. This analysis assigns significant value to our noninterest-bearing deposit balances. The projections are by their nature forward looking and therefore inherently uncertain, and include various assumptions regarding cash flows and interest rates. This model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at September 30, 2011.

        The following table shows the projected change in the market value of equity for the set of rate shocks presented as of September 30, 2011:

Interest rate scenario	Estimated Market Value	Dollar Change From Base	Percentage Change From Base	Percentage of Total Assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$688,994	$26,075	3.9%	12.5%	127.7%
Up 200 basis points	$715,870	$52,951	8.0%	13.0%	132.7%
Up 100 basis points	$710,940	$48,021	7.2%	12.9%	131.8%
BASE CASE	$662,919	—	—	12.1%	122.9%
Down 100 basis points	$578,742	$(84,177)	(12.7)%	10.5%	107.3%
Down 200 basis points	$550,506	$(112,413)	(17.0)%	10.0%	102.0%
Down 300 basis points	$526,353	$(136,566)	(20.6)%	9.6%	97.6%

        The results of our market value of equity model indicate an asset sensitive interest rate risk profile at September 30, 2011 demonstrated by the increase in the market value of equity in the "up" interest rate scenarios compared to the "base case". Given the historically low market interest rates as of September 30, 2011, the "down" scenarios at September 30, 2011 are not considered meaningful and are excluded from the following discussion.

        Our asset sensitive position as of September 30, 2011 is due primarily to the significant value placed on our noninterest-bearing deposits and the assumed floors in the discount rates used to value a portion of the loan portfolio. The discount rate used to value our loan portfolio is derived from the expected offering rate for each loan type with a similar term and credit risk profile. In a rising rate environment, management does not expect to increase our offering rates on certain loan products to the same extent as market rates until the fully indexed offering rate exceeds the current pricing floor, and in turn, our loans are not projected to lose significant value in the "up" 100 basis point and "up" 200 basis point scenarios. Conversely, the discount rates for our liabilities are expected to immediately change when market rates change. Therefore, our liabilities are expected to increase in value as rates rise thereby increasing the estimated market value of equity in the rising rate scenario.

        In comparing the September 30, 2011 simulation results to June 30, 2011, our base case estimated market value of equity has increased while our overall profile is consistent with the prior quarter. The increase in base case estimated market value of equity is the result of net earnings for the quarter of $13.3 million and increases in the fair values of loans and securities, partially offset by increases in the fair values of deposits and FHLB advances. The changes in the fair values of securities, loans and deposits resulted from lower discount rates used to estimate their fair values.

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

        The following table illustrates the volume and repricing characteristics of our balance sheet at September 30, 2011 over the indicated time intervals:

	Amounts Maturing or Repricing In
September 30, 2011	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Non-Interest Rate Sensitive	Total
	(Dollars in thousands)
ASSETS
Cash and deposits in financial institutions	$73,094	$115	$—	$—	$94,112	$167,321
Investment securities	10,942	22,379	10,634	1,266,163	—	1,310,118
Loans, net of unearned income	1,197,969	392,994	1,132,245	960,779	—	3,683,987
Other assets	—	—	—	—	332,465	332,465

Total assets	$1,282,005	$415,488	$1,142,879	$2,226,942	$426,577	$5,493,891

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$—	$—	$—	$—	$1,628,253	$1,628,253
Interest-bearing demand, money market and savings	1,891,808	—	—	—	—	1,891,808
Time deposits	229,900	266,715	537,720	—	—	1,034,335
Borrowings	—	—	—	225,000	—	225,000
Subordinated debentures	108,250	—	—	18,558	2,539	129,347
Other liabilities	—	—	—	—	45,680	45,680
Stockholders' equity	—	—	—	—	539,468	539,468

Total liabilities and stockholders' equity	$2,229,958	$266,715	$537,720	$243,558	$2,215,940	$5,493,891

Period gap	$(947,953)	$148,773	$605,159	$1,983,384	$(1,789,363)
Cumulative interest-earning assets	$1,282,005	$1,697,493	$2,840,372	$5,067,314
Cumulative interest-bearing liabilities	$2,229,958	$2,496,673	$3,034,393	$3,277,951
Cumulative gap	$(947,953)	$(799,180)	$(194,021)	$1,789,363
Cumulative interest-earning assets to cumulative interest-bearing liabilities	57.5%	68.0%	93.6%	154.6%
Cumulative gap as a percent of:
Total assets	(17.3)%	(14.5)%	(3.5)%	32.6%
Interest-earning assets	(19.0)%	(16.0)%	(3.9)%	35.8%

        All amounts are reported at their contractual maturity or repricing periods, except for $48.3 million in FHLB stock which is shown as a longer-term repricing investment because of the FHLB's suspended/reduced stock redemptions and dividend payments. This analysis makes certain assumptions as to interest rate sensitivity of savings and NOW accounts which have no stated maturity and have had minimal rate fluctuation in the past three years. Money market accounts are repriced at management's discretion and generally are more rate sensitive.

        The preceding table indicates that we had a negative one-year cumulative gap of $799.2 million at September 30, 2011, a change of $156.2 million from the $643.0 million negative gap position at June 30, 2011. The change in the negative gap is attributable to a reduction in one-year assets of $132.8 million, which was due mostly to the origination and renewal of loans during the quarter that will mature/reprice in the over one year to five years term, and an increase in one-year liabilities of $23.4 million, which was attributable primarily to an increase of $72.7 million in interest-bearing checking, money market and savings deposit, offset partially by a decline in one-year time deposits of $49.3 million. This gap position suggests that we are liability sensitive and if rates were to increase, our net interest margin would most likely decrease. Conversely, if rates were to decrease, our net interest margin would most likely increase. The ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year at September 30, 2011, is 68.0%. This one year gap position indicates that interest expense is likely to be affected to a greater extent than interest income for any changes in interest rates within one year from September 30, 2011.

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

Our information systems may experience an interruption or security breach.

        We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Repurchases of Common Stock

        The following table presents stock purchases made during the third quarter of 2011:

Purchase Dates:	Total Shares Purchased(a)	Average Price Per Share
July 1 - July 31, 2011	—	$—
August 1 - August 31, 2011	7,585	16.39
September 1 - September 30, 2011	—	—

Total	7,585	$16.39

(a)
Shares repurchased in satisfaction of financial obligations incurred through the vesting of the Company's restricted stock.

ITEM 6.   Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended, of PacWest Bancorp, a Delaware corporation (Exhibit 3.1 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
3.2	Certificate of Amendment, dated May 14, 2010, to Certificate of Incorporation of PacWest Bancorp (Exhibit 3.1 to Form 8-K filed on May 14, 2010 and incorporated herein by this reference).
3.3	Bylaws of PacWest Bancorp, a Delaware corporation, dated April 22, 2008 (Exhibit 3.2 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Earnings (Loss) for the three months ended September 30, 2011, June 30, 2011, and September 30, 2010 and the nine months ended September 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2011, June 30, 2011, and September 30, 2010 and the nine months ended September 30, 2011 and 2010, (iv) Condensed Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 2011, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (vi) the Notes to Condensed Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACWEST BANCORP
Date: November 8, 2011	/s/ VICTOR R. SANTORO Victor R. Santoro Executive Vice President and Chief Financial Officer