Form 10-K
period 2011-12-31
PACWEST BANCORP
filed 2012-03-14
CIK 1102112

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐    No ☒

         As of June 30, 2011, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on The Nasdaq Global Select Market as of the close of business on June 30, 2011, was approximately $615.0 million. Registrant does not have any nonvoting common equities.

         As of March 2, 2012, there were 35,680,378 shares of registrant's common stock outstanding, excluding treasury shares and 1,617,760 shares of unvested restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company's definitive proxy statement for its 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

PACWEST BANCORP

2011 ANNUAL REPORT ON FORM 10-K

PACWEST BANCORP

2011 ANNUAL REPORT ON FORM 10-K

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

Recent Transactions

        In January 2012, Pacific Western Bank acquired Marquette Equipment Finance, or MEF, an equipment leasing company, for $35 million in cash. At January 3, 2012, MEF had $162.2 million in gross leases and leases in process outstanding, with no leases on nonaccrual status. In addition, Pacific Western Bank assumed $154.8 million in outstanding debt and other liabilities, which included $129 million payable to MEF's former parent. Pacific Western Bank repaid MEF's intercompany debt on the closing date from its excess liquidity on deposit at the Federal Reserve Bank.

        See "—Strategic Evolution and Acquisition Strategy", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview", and Note 3, Acquisitions, Note 4, Goodwill and Other Intangible Assets, Note 6, Loans, and Note 23, Subsequent Events, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for further information regarding recent transactions.

Banking Business

        Pacific Western is a full-service commercial bank offering a broad range of banking products and services including: accepting demand, money market, and time deposits; originating loans, including commercial, real estate construction, real estate miniperm, SBA guaranteed and consumer loans; and providing other business-oriented products. We have 76 full-service community banking branches. Our operations are primarily located in Southern California extending from California's Central Coast to San Diego County; we also operate three banking offices in the San Francisco Bay area, all of which were added through the Affinity acquisition. The Bank focuses on conducting business with small to medium size businesses in our marketplace and the owners and employees of those businesses. The majority of our loans are secured by the real estate collateral of such businesses. Our asset-based lending function operates in Arizona, California, Texas, and the Pacific Northwest. Our equipment leasing function, added through the January 2012 MEF acquisition, operates in Utah and has lease receivables in 45 states. Special services, including international banking services, multi-state deposit services and investment services, or requests beyond the service area or current offerings of the Bank can be arranged through correspondent banks. The Bank also issues ATM and debit cards, has a network of branded ATMs and offers access to ATM networks through other major service providers. We provide access to customer accounts via a 24-hour seven day a week toll-free automated telephone customer service and a secure online banking service.

        We are committed to maintaining premier, relationship-based community banking in Southern California serving the needs of those businesses in our marketplace, as well as serving the needs of growing businesses that may not yet meet the credit standards of the Bank, through tightly controlled asset-based lending and factoring of accounts receivable. We compete actively for deposits, and emphasize solicitation of noninterest-bearing deposits. In managing the top line of our business, we focus on making quality loans and gathering low-cost deposits to maximize our net interest margin. The strategy for serving our target markets is the delivery of a finely-focused set of value-added products and services that satisfy the primary needs of our customers, emphasizing superior service and relationships over transaction volume or low pricing.

        We generate our revenue primarily from the interest received on the various loan products and investment securities and fees from providing deposit services, foreign exchange services and extending credit. Our major operating expenses are the interest paid by the Bank on deposits and borrowings, employee compensation and general operating expenses. The Bank relies on a foundation of locally generated and relationship-based deposits to fund loans. Our Bank has a relatively low cost of funds due to a high percentage of noninterest-bearing and low cost deposits to total deposits. Our operations, similar to other financial institutions with operations predominately focused in Southern California, are significantly influenced by economic conditions in Southern California, including the strength of the real estate market, the fiscal and regulatory policies of the federal and state governments and the regulatory authorities that govern financial institutions. See "—Supervision and Regulation." Through our offices located in Northern California, our asset-based lending operations with production and marketing offices located in Arizona, Northern California, and the Pacific Northwest, and our equipment leasing operations located in Utah, we are also subject to the economic conditions affecting these markets.

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

        The Bank's portfolio of SBA loans is subject to certain risks, including, but not limited to: (i) the effects of economic downturns in the Southern California economy; (ii) interest rate increases; (iii) deterioration of the value of the underlying collateral; and (iv) deterioration of a borrower's or guarantor's financial capabilities. We strive to reduce the exposure of such risks through: (a) reviewing each loan request and renewal individually; (b) using a dual signature approval system; (c) adhering to written loan policies; (d) adhering to SBA written policies and regulations; (e) obtaining independent third party appraisals which are reviewed by the Bank's appraisal department; and (f) obtaining external independent credit reviews. In addition, SBA loans normally require monthly installment payments of principal and interest and therefore are continually monitored for past due conditions. In general, the Bank receives and reviews financial statements and other documents of borrowing customers on an ongoing basis during the term of the relationship and responds to any deterioration noted.

        (4)    Consumer Loans.    Consumer loans include personal loans, auto loans, boat loans, home improvement loans, revolving lines of credit and other loans typically made by banks to individual borrowers. The Bank does not currently originate first trust deed home mortgage loans. The Bank's consumer loan portfolio is subject to certain risks, including: (i) amount of credit offered to consumers in the market; (ii) interest rate increases; and (iii) consumer bankruptcy laws which allow consumers to discharge certain debts. We strive to reduce the exposure to such risks through the direct approval of all consumer loans by: (a) reviewing each loan request and renewal individually; (b) using a dual signature approval system; (c) adhering to written credit policies; and (d) obtaining external independent credit reviews.

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

  Business Concentrations

        The following tables present the composition of our loan portfolio by segment and class, showing the non-covered and covered components, as of the dates indicated:

	December 31, 2011
	Total Loans		Non-Covered Loans		Covered Loans
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$147,346	4%	$144,402	5%	$2,944	—
SBA 504	58,377	2%	58,377	2%	—	—
Other	2,513,099	69%	1,779,685	63%	733,414	91%

Total real estate mortgage	2,718,822	75%	1,982,464	70%	736,358	91%

Real estate construction:
Residential	39,190	1%	17,669	1%	21,521	3%
Commercial	120,787	3%	95,390	3%	25,397	3%

Total real estate construction	159,977	4%	113,059	4%	46,918	6%

Total real estate loans	2,878,799	79%	2,095,523	74%	783,276	97%

Commercial:
Collateralized	438,828	12%	414,020	15%	24,808	3%
Unsecured	79,739	2%	78,937	3%	802	—
Asset-based	149,987	4%	149,987	5%	—	—
SBA 7(a)	28,995	1%	28,995	1%	—	—

Total commercial	697,549	19%	671,939	24%	25,610	3%

Consumer	24,446	1%	23,711	1%	735	—
Foreign	20,932	1%	20,932	1%	—	—

Total gross loans	$3,621,726	100%	$2,812,105	100%	809,621	100%

Covered loans:
Discount					(75,323)
Allowance for loan losses					(31,275)

Covered loans, net					$703,023

	December 31, 2010
	Total Loans		Non-Covered Loans		Covered Loans
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$159,650	4%	$156,652	5%	$2,998	—
SBA 504	69,287	2%	69,287	2%	—	—
Other	2,965,094	70%	2,048,794	65%	916,300	87%

Total real estate mortgage	3,194,031	76%	2,274,733	72%	919,298	87%

Real estate construction:
Residential	109,680	2%	65,043	2%	44,637	4%
Commercial	161,539	4%	114,436	3%	47,103	5%

Total real estate construction	271,219	6%	179,479	5%	91,740	9%

Total real estate loans	3,465,250	82%	2,454,212	77%	1,011,038	96%

Commercial:
Collateralized	396,400	9%	358,427	11%	37,973	4%
Unsecured	130,945	3%	129,743	4%	1,202	—
Asset-based	144,748	4%	143,167	5%	1,581	—
SBA 7(a)	32,220	1%	32,220	1%	—	—

Total commercial	704,313	17%	663,557	21%	40,756	4%

Consumer	26,005	1%	25,058	1%	947	—
Foreign	22,608	0%	22,608	1%	—	—

Total gross loans	$4,218,176	100%	$3,165,435	100%	1,052,741	100%

Covered loans:
Discount					(110,901)
Allowance for loan losses					(33,264)

Covered loans, net					$908,576

        No individual or single group of related accounts is considered material in relation to our total assets or deposits of the Bank, or in relation to the overall business of the Company. However, approximately 79% of our total gross non-covered and covered loan portfolio at December 31, 2011 consisted of real estate loans, including miniperm loans, SBA 504 loans, and construction loans. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Non-Covered Loans," and also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Covered Loans." Since our business activities are currently focused primarily in Southern California, with the majority of our business concentrated in Los Angeles, Orange, Riverside, San Bernardino, San Diego, Ventura, Santa Barbara and San Luis Obispo Counties, our results of operations and financial condition are dependent upon the general trends in the Southern California economies and, in particular, the residential and commercial real estate markets. The concentration of our operations in Southern California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region.

        Our foreign loans consist predominately of commercial loans to individuals or entities located in Mexico and represent less than 1% of our non-covered loan portfolio at December 31, 2011. Such foreign loans are denominated in U.S. dollars and most are collateralized by assets located in the United States or are guaranteed or insured by businesses located in the United States. We have continued to allow our foreign loan portfolio to repay in the ordinary course of business without making any new privately-insured foreign loans other than those under existing commitments.

Strategic Evolution and Acquisition Strategy

        The Company was organized on October 22, 1999 as a California corporation for the purpose of becoming a bank holding company and to acquire all the outstanding capital stock of Rancho Santa Fe National Bank. Since that time, we have grown through a series of business acquisitions.

        The following chart summarizes the acquisitions completed since our inception, some of which are described in more detail below. See also Note 3, Acquisitions, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for further details regarding recent acquisitions.

	Date	Institution/Company Acquired
(1)	May 2000	Rancho Santa Fe National Bank
(2)	May 2000	First Community Bank of the Desert
(3)	January 2001	Professional Bancorp, Inc.
(4)	October 2001	First Charter Bank
(5)	January 2002	Pacific Western National Bank
(6)	March 2002	W.H.E.C., Inc.
(7)	August 2002	Upland Bank
(8)	August 2002	Marathon Bancorp
(9)	September 2002	First National Bank
(10)	January 2003	Bank of Coronado
(11)	August 2003	Verdugo Banking Company
(12)	March 2004	First Community Financial Corporation
(13)	April 2004	Harbor National Bank
(14)	August 2005	First American Bank
(15)	October 2005	Pacific Liberty Bank
(16)	January 2006	Cedars Bank
(17)	May 2006	Foothill Independent Bancorp
(18)	October 2006	Community Bancorp Inc.
(19)	June 2007	Business Finance Capital Corporation
(20)	November 2008	Security Pacific Bank (deposits only)
(21)	August 2009	Affinity Bank
(22)	August 2010	Los Padres Bank
(23)	January 2012	Marquette Equipment Finance

        Our acquisitions focused generally on increasing our banking presence in California and increasing earning assets. Our most recent acquisition of an interest-earning asset generation company added earning assets and deployed excess liquidity and the FDIC-assisted banking acquisitions expanded our operations and branch banking network in California.

  Marquette Equipment Finance Acquisition

        On January 3, 2012, Pacific Western Bank completed the acquisition of Marquette Equipment Finance, or MEF, an equipment leasing company located in Midvale, Utah. Pacific Western Bank acquired all of the capital stock of MEF from Meridian Bank, N.A. for $35 million in cash. MEF focuses on business-essential equipment leases throughout the United States with transactions primarily in the mid-ticket segment. This acquisition diversifies our loan portfolio, expands our product line, and provides growth opportunities. It also importantly deployed our excess liquidity into higher-yielding assets.

        At January 3, 2012, MEF had $162.2 million in gross leases and leases in process outstanding, with no leases on nonaccrual status. MEF's leases are spread across 18 industries, with the top three being financial services/insurance, manufacturing, and health care and representing 68% of the lease portfolio balance. The weighted average yield on the lease portfolio at year end 2011 was approximately 9% and its weighted average remaining maturity was 34 months. In addition, Pacific Western Bank assumed $154.8 million in outstanding debt and other liabilities, which included $129 million payable to MEF's former parent. Pacific Western Bank repaid MEF's intercompany debt on the closing date from its excess liquidity on deposit at the Federal Reserve Bank. This resulted in MEF's interest-earning assets being funded with our low-cost deposit base.

        Effective March 23, 2012, MEF will change its name to Pacific Western Equipment Finance and operate under this name as a division of Pacific Western Bank. Pacific Western Bank retained all 71 MEF employees.

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

        We entered into a loss sharing agreement with the FDIC, whereby the FDIC agreed to cover a substantial portion of any future losses on acquired loans, with the exception of consumer loans, and other real estate owned. Under the terms of such loss sharing agreement, the FDIC is obligated to reimburse the Bank for 80% of losses with respect to the covered assets. The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Bank 80% reimbursement under the loss sharing agreement. The loss sharing provisions for single family covered assets and commercial (non-single family) covered assets are in effect for 10 years and 5 years, respectively, from the acquisition date, and the loss recovery provisions are in effect for 10 years and 8 years, respectively, from the acquisition date. We refer to the acquired assets subject to the loss sharing agreement collectively as "covered assets."

        Los Padres was a federally chartered savings bank headquartered in Solvang, California that operated 14 branches, including 11 branches in California (three in Ventura County, four in Santa Barbara County, and four in San Luis Obispo County) and three branches in Arizona (Maricopa County). After office consolidations in 2011, we are operating eight of the former Los Padres branch offices, all of which are located in California. We made this acquisition to expand our presence in the Central Coast of California.

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

        We entered into a loss sharing agreement with the FDIC, whereby the FDIC agreed to cover a substantial portion of any future losses on acquired loans, other real estate owned, or OREO, and certain investment securities. Under the terms of such loss sharing agreement, the FDIC will absorb 80% of losses and receive 80% of loss recoveries on the first $234 million of losses on covered assets and absorb 95% of losses and receive 95% of loss recoveries on covered assets exceeding $234 million. The loss sharing provisions are in effect for 5 years for commercial assets (non-residential loans, OREO and certain securities) and 10 years for residential loans from the August 28, 2009 acquisition date. The loss recovery provisions are in effect for 8 years for commercial assets and 10 years for residential loans from the acquisition date. We refer to the acquired assets subject to the loss sharing agreement collectively as "covered assets." Affinity was a full service commercial bank headquartered in Ventura, California that operated 10 branch locations in California, all of which we continue to operate. We made this acquisition to expand our presence in California.

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

Employees

        As of February 28, 2012, the Company had 982 full time equivalent employees.

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

        The commercial banking business is also influenced by the monetary and fiscal policies of the federal government and the policies of the Board of Governors of the Federal Reserve System, or FRB. The FRB implements national monetary policies (with the dual mandate of price stability and maximum employment) by its open-market operations in United States Government securities, by adjusting the required level of and paying interest on reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. Indirectly, such actions may also impact the ability of non-bank financial institutions to compete with the Bank. The nature and impact of any future changes in monetary policies cannot be predicted.

        The events of the past few years have led to numerous new laws in the United States and internationally for financial institutions. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act" or "Dodd-Frank"), which was enacted in July 2010, significantly restructured the financial regulatory regime in the United States, including through the creation of a new systemic risk oversight body, the Financial Stability Oversight Council ("FSOC"). The FSOC oversees and coordinate the efforts of the primary U.S. financial regulatory agencies (including the FRB, the SEC, the Commodity Futures Trading Commission and the FDIC) in establishing regulations to address financial stability concerns. In addition to the framework for systemic risk oversight implemented through the FSOC, the Dodd-Frank Act broadly affected the financial services industry by creating a resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies, and through numerous other provisions aimed at strengthening the sound operation of the financial services sector. As discussed further throughout this section, many aspects of Dodd-Frank continue to be subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on PacWest or across the industry.

  Bank Holding Company Regulation

        As a bank holding company, PacWest is registered with and subject to regulation by the FRB under the Bank Holding Company Act of 1956, as amended, or the BHCA. FRB policy historically has required bank holding companies to act as a source of financial strength to their bank subsidiaries and to commit capital and financial resources to support those subsidiaries in circumstances where it might not otherwise do so. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when we may not be in a financial position to do so. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to such a commonly controlled institution. Under the BHCA, we are subject to periodic examination by the FRB. We are also required to file with the FRB periodic reports of our operations and such additional information regarding the Company and its subsidiaries as the FRB may require. Pursuant to the BHCA, we are required to obtain the prior approval of the FRB before we acquire all or substantially all of the assets of any bank or ownership or control of voting shares of any bank if, after giving effect to such acquisition, we would own or control, directly or indirectly, more than 5 percent of such bank.

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

        In addition to these explicit limitations, the federal regulatory agencies have general authority to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice. Further, as discussed below under "—Regulation of the Bank", a bank holding company such as the Company is required to maintain minimum ratios of Tier 1 capital and total capital to total risk-weighted assets, and a minimum ratio of Tier 1 capital to total adjusted quarterly average assets as defined in such regulations. The level of our capital ratios may affect our ability to pay dividends. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters—Dividends" and Note 19, Dividend Availability and Regulatory Matters, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

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

        The Dodd-Frank Act requires the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds), with implementation starting as early as July 2012. The statutory provision is commonly called the "Volcker Rule". In October 2011, federal regulators proposed rules to implement the Volcker Rule which were issued for public comment, with comments due by February 13, 2012. The proposed rules are highly complex, and many aspects of their application remain uncertain. Based on the proposed rules, we do not currently anticipate that the Volcker Rule will have a material effect on our operations since we do not engage in the businesses prohibited by the Volcker Rule. We may incur costs if we are required to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material. Until a final rule is adopted, the precise financial impact of the rule on the Company, its customers or the financial industry more generally, cannot be determined.

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

        The Dodd-Frank Act applies the same leverage and risk-based capital requirements that apply to insured depository institutions to bank holding companies, such as the Company. The guidelines of the FRB and FDIC are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization's assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution's or holding company's capital, in turn, is classified in one of three tiers, depending on type:

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

  •
  Market Risk Capital (Tier 3).  Tier 3 capital includes qualifying unsecured subordinated debt.

        Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are deducted from regulatory capital. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources" for further information on regulatory capital requirements and ratios as of December 31, 2011 for Pacific Western and the Company.

        The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities, which totaled $123.0 million at December 31, 2011. The Company includes in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less goodwill, net of any related deferred income tax liability. While our existing trust preferred securities are grandfathered under the Dodd-Frank Wall Street Reform and Consumer Protection Act that was enacted in July 2010, new issuances will not qualify as Tier 1 capital. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Borrowings" for information regarding the redemption in March 2012 of certain of our subordinated debentures.

        The FDIC and FRB risk-based capital guidelines are based upon the 1988 Capital Accord ("Basel I") of the Basel Committee on Banking Supervision (the "Basel Committee"). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country's supervisors can use to determine the supervisory policies they apply. After working on revisions for a number of years, in June 2004, the Basel Committee released the final version of a proposed new capital framework, with an update in November 2005 ("Basel II). Basel II proposes two approaches for setting capital standards for credit risk—an internal ratings-based approach tailored to individual institutions' circumstances (which for many asset classes is itself broken into a "foundation" approach and an "advanced" or "A-IRB" approach, the availability of which is subject to additional restrictions) and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures.

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

        The U.S. banking agencies are expected to publish notice of proposed rule-making with respect to at least certain portions of Basel III during the first half of 2012. Given that the Basel III rules are subject to change, and the scope and content of capital regulations that the U.S. banking agencies may adopt under Dodd-Frank is uncertain, we cannot be certain of the impact new capital regulations will have on our capital ratios.

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

        In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal or state banking agencies for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance for deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution- affiliated parties. The enforcement of such actions through injunctions or restraining orders may be based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

  Deposit Insurance

        Pacific Western is a state-chartered, "non-member" bank and therefore is regulated by the California Department of Financial Institutions, or DFI, and the FDIC. Pacific Western is also an FDIC insured financial institution whereby the FDIC provides deposit insurance for a certain maximum dollar amount per customer.

        The Bank, as is the case with all FDIC insured banks, is subject to deposit insurance assessments as determined by the FDIC. Historically, the FDIC imposed insurance premiums based on the amount of deposits held and a risk matrix took into account, among other factors, a bank's capital level and supervisory rating. Pursuant to the Dodd-Frank Act, the FDIC amended its regulations to determine insurance assessments based on the average consolidated assets less the average tangible equity of the insured depository institution during the assessment period. Based on the current FDIC insurance assessment methodology our FDIC insurance assessment was $5.6 million for 2011 and is estimated to be $4.3 million for 2012. In addition, the Dodd-Frank Act requires the FDIC to adopt a new Deposit Insurance Fund restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

        The changes to the FDIC insurance assessment calculation and fund requirements are a result of the liquidity concerns that arose during the market disruption in 2008. In late 2008, in an effort to strengthen confidence and encourage liquidity in the banking system, the FDIC temporarily increased the maximum amount of deposit insurance to $250,000 per customer and adopted a number of programs, including the Transaction Account Guarantee Program. The Transaction Account Guarantee Program guaranteed the entire balance of non-interest bearing deposit transaction accounts through December 31, 2010. Institutions participating in the Transaction Account Guarantee Program were charged a 10-basis point fee on the balance of non-interest bearing deposit transaction accounts exceeding the existing deposit insurance limit of $250,000. The cost to the Bank for participating in this program was $794,000 for 2010 and $452,000 for 2009. Under Dodd-Frank, the $250,000 maximum amount was made permanent, and the unlimited protection for noninterest-bearing transaction accounts was extended to December 31, 2012 and to all insured depository institutions without a separate surcharge.

        In the second quarter of 2009, the FDIC imposed a special assessment on all depository institutions; such assessment was $2.0 million for the Bank. In addition, the FDIC required insured depository institutions to prepay their estimated quarterly assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The amount of Pacific Western's FDIC assessment prepayment was $19.5 million, which we paid on December 30, 2009.

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

  Incentive Compensation

        The Dodd-Frank Act requires the Federal bank regulatory agencies and the Securities and Exchange Commission to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as the Company and the Bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies proposed such regulations in April 2011, which may become effective before the end of 2012. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.

        In June 2010, the FRB and the FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. These three principles are incorporated into the proposed joint compensation regulations under Dodd-Frank, discussed above. The FRB will review, as part of its regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not "large, complex banking organizations." These reviews will be tailored to each organization based on the scope and complexity of the organization's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization's supervisory ratings, which can affect the organization's ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiency.

  Consumer Regulation

        The Dodd-Frank Act established the new Consumer Financial Protection Bureau (the "CFPB") with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. While CFPB's examination and enforcement authority only extends to banking organizations with more than $10 billion in assets, banks with less than $10 billion in assets, such as the Bank, will be examined for compliance with the CFPB's rules and regulations by their primary federal banking agency. Given the recent establishment of the CFPB, there is still uncertainty surrounding the expected impact of this bureau on us and other banks. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and gives state attorneys general the ability to enforce federal consumer protection laws.

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

  Hazardous Waste Clean-Up and Climate-Related Risk

        Our primary exposure to environmental laws is through our lending activities and through properties or businesses we may own, lease or acquire since we are not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment. Based on a general survey of the Bank's loan portfolio, conversations with local appraisers and the type of lending currently and historically done by the Bank, we are not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on the Company as of February 29, 2012. In addition, we are not aware of any physical or regulatory consequence resulting from climate change that would have a material adverse effect upon the Company.

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

        Our Investor Relations Department can be contacted at PacWest Bancorp, 275 N. Brea Blvd., Brea, CA 92821, Attention: Investor Relations, telephone (714) 671-6800, or via e-mail to investor- relations@pacwestbancorp.com.

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

        From December 2007 through June 2009, the U.S. economy was in recession and economic recovery through 2011 has been sluggish. As a result, the global financial markets have undergone and may continue to experience pervasive and fundamental disruptions. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. While economic conditions have recently shown signs of improvement, the sustainability of an economic recovery is uncertain as business activity across a wide range of industries continues to face difficulties due to the lack of consumer spending and sustained high levels of unemployment.

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

  •
  a decrease in net interest income derived from our lending and deposit gathering activities;

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

        There has been a slow-down in the real estate market due to negative economic trends and credit market disruption, the impacts of which are not yet completely known or quantified. At December 31, 2011, 75% and 4% of our total gross loans, both non-covered and covered, were comprised of real estate mortgage loans and real estate construction loans, respectively. We have observed in the marketplace tighter credit underwriting and higher premiums on liquidity, both of which may continue to place downward pressure on real estate values. Any further downturn in the real estate market could materially and adversely affect our business because a significant portion of our non-covered loans are secured by real estate. Our ability to recover on defaulted non-covered loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted non-covered loans. Substantially all of our real property collateral is located in Southern California. If there is a further decline in real estate values, especially in Southern California, the collateral for our non-covered loans would provide less security. Real estate values could be affected by, among other things, a worsening of the economic conditions, an increase in foreclosures, a decline in home sale volumes, an increase in interest rates, continued high levels of unemployment, earthquakes and other natural disasters particular to California.

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

        While an increase in the general level of interest rates may increase our loan yield, it may adversely affect the ability of certain borrowers with variable rate loans to pay the interest on and principal of their obligations. In addition, an increase in market interest rates on loans is generally associated with a lower volume of loan originations, which may reduce earnings. Following an increase in the general level of interest rates, our ability to maintain a positive net interest spread is dependent on our ability to increase our loan offering rates, replace loan maturities with new originations, minimize increases on our deposit rates, and maintain an acceptable level and mix of funding. We cannot provide assurances that we will be able to increase our loan offering rates and continue to originate loans due to the competitive landscape in which we operate. Additionally, we cannot provide assurances that we can minimize the increases in our deposit rates while maintaining an acceptable level of deposits. Finally, we cannot provide any assurances that we can maintain our current levels of noninterest bearing deposits as customers may seek higher yielding products when rates increase.

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

        We conduct our banking operations primarily in Southern California. Increased competition in our market may result in reduced loans and deposits or less favorable loan and deposit terms. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that we offer in our service area. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including without limitation, savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries.

In particular, our competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and ATMs and conduct extensive promotional and advertising campaigns.

        Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and the range and quality of products and services provided, including new technology driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services. We also face competition from out-of-state financial intermediaries that have opened production offices or that solicit deposits in our market areas. Should competition in the financial services industry intensify, our ability to market our products and services may be adversely affected. If we are unable to attract and retain banking customers, we may be unable to grow or maintain the levels of our loans and deposits and our results of operations and financial condition may be adversely affected.

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

        Several rating agencies publish unsolicited ratings of the financial performance and relative financial health of many banks, including Pacific Western, based on publicly available data. As these ratings are publicly available, a decline in the Bank's ratings may result in deposit outflows or the inability of the Bank to raise deposits in the secondary market as broker- dealers and depositors may use such ratings in deciding where to deposit their funds.

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

        We cannot assure you that access to such capital and liquidity will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, or depositors of the Bank or counterparties participating in the capital markets, may materially and adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our business.

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

        The Dodd-Frank Act will have material implications for the Company and the entire financial services industry. Among other things it will or potentially could:

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

  •
  subject us to the new Consumer Financial Protection Bureau, with its very broad rule-making and enforcement authorities; and

  •
  subject us to new and different litigation and regulatory enforcement risks.

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

        Additionally, in order to conduct certain activities, including acquisitions, we are required to obtain regulatory approval. There can be no assurance that any required approvals can be obtained, or obtained without conditions or on a timeframe acceptable to us. For more information, please see "Item 1. Business—Supervision and Regulation."

The Dodd-Frank repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.

        All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, financial institutions can offer interest on demand deposits to compete for clients. Our interest expense will increase and our net interest margin will decrease if the Bank begins offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on our business, financial condition and results of operations.

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

        Historically, the FDIC utilized a risk-based assessment system that imposed insurance premiums based upon a risk matrix that takes into account several components including but not limited to the bank's capital level and supervisory rating. Pursuant to the Dodd-Frank Act, the FDIC amended its regulations to base insurance assessments on the average consolidated assets less the average tangible equity of the insured depository institution during the assessment period.

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

The primary source of our income from which, among other things, we pay dividends is the receipt of dividends from the Bank.

        We are a legal entity separate and distinct from the Bank and our other subsidiaries. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the FRB, the FDIC and/or the DFI could assert that payment of dividends or other payments is an unsafe or unsound practice, or that such regulatory authority may impose restrictions on the Bank's ability to pay dividends as a condition to the Bank's participation in any stabilization program. In the event the Bank is unable to pay dividends to us, it is likely that we, in turn, would have to stop paying dividends on our common stock and may have difficulty meeting our other financial obligations, including payments in respect of any outstanding indebtedness or trust preferred securities. The inability of the Bank to pay dividends to us could have a material adverse effect on the market price of our common stock. See "Item 1.

Business—Supervision and Regulation" for additional information on the regulatory restrictions to which we and the Bank are subject.

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

        In accordance with accounting principles generally accepted in the United States, we maintain an allowance for loan losses to provide for loan defaults and non-performance and a reserve for unfunded loan commitments which, when combined, we refer to as the allowance for credit losses. Our allowance for credit losses may not be adequate to address actual credit losses, and future provisions for credit losses could materially and adversely affect our operating results. Our allowance for credit losses is based on prior experience and an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Our federal and state regulators, as an integral part of their examination process, review our loans and allowance for credit losses. While we believe our allowance for credit losses is appropriate for the risk identified in the Company's loan portfolio, we cannot assure you that we will not further increase the allowance for credit losses, that it will be sufficient to address losses, or that regulators will not require us to increase this allowance. Any of these occurrences could materially and adversely affect our earnings. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

Our acquisitions may subject us to unknown risks.

        We have completed 23 acquisitions since May 2000, including the MEF acquisition in January 2012 and the FDIC-assisted acquisitions of Los Padres Bank in August 2010 and Affinity Bank in August 2009. Certain events may arise after the date of an acquisition, or we may learn of certain facts, events or circumstances after the closing of an acquisition, that may affect our financial condition or performance or subject us to risk of loss. These events include, but are not limited to: litigation resulting from circumstances occurring at the acquired entity prior to the date of acquisition; loan downgrades and credit loss provisions resulting from underwriting of certain acquired loans determined not to meet our credit standards; personnel changes that cause instability within a department; delays in implementing new policies or procedures or the failure to apply new policies or procedures; and other events relating to the performance of our business. Acquisitions involve inherent uncertainty and we cannot determine all potential events, facts and circumstances that could result in loss or give assurances that our investigation or mitigation efforts will be sufficient to protect against any such loss.

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

        As of March 2, 2012, directors and members of our executive management team owned or controlled approximately 4% of our common stock, excluding shares that may be issued to executive officers upon vesting of restricted stock awards. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The sale by any of our large stockholders of a significant portion of that stockholder's holdings could have a material adverse effect on the market price of our common stock. In addition, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly.

Our largest stockholder is a registered bank holding company, and the activities and regulation of such stockholder may materially and adversely affect the permissible activities of the Company.

        CapGen Capital Group II LP, which we refer to as CapGen, beneficially owned approximately 11% of the Company as of March 2, 2012. CapGen is a registered bank holding company under the BHCA and is regulated by the FRB. Under the Dodd-Frank Act and related regulations, bank holding companies must be a "source of strength" for their subsidiaries. See "Item 1. Business—Supervision and Regulation—Bank Holding Company Regulation" for more information. Regulation of CapGen by the FRB may materially and adversely affect the activities and strategic plans of the Company should the FRB determine that CapGen or any other company in which either has invested has engaged in any unsafe or unsound banking practices or activities. While we have no reason to believe that the FRB is proposing to take any action with respect to CapGen that would adversely affect the Company, we remain subject to such risk.

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

        Management makes various assumptions and judgments about the collectibility of the acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In FDIC-assisted acquisitions that include loss sharing agreements, we may record a loss sharing asset that we consider adequate to absorb future losses which may occur in the acquired loan portfolio. In determining the size of the loss sharing asset, we analyze the loan portfolio based on historical loss experience, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information. If our assumptions are incorrect, the balance of the FDIC loss sharing asset may at any time be insufficient to cover future loan losses, and credit loss provisions may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolio. Any increase in future losses on loans and other assets covered by loss sharing agreements could have a negative effect on our operating results.

Our ability to obtain reimbursement under the loss sharing agreements on covered assets depends on our compliance with the terms of the loss sharing agreements.

        Management must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss sharing agreements as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets temporarily or permanently losing their loss sharing coverage. Additionally, management may decide to forgo loss share coverage on certain assets to allow greater flexibility over the management of certain assets. As of December 31, 2011, $781.7 million, or 14.1%, of the Company's assets were covered by FDIC loss sharing agreements.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of March 1, 2012, we had a total of 97 properties consisting of 76 operating branch offices, two annex offices, three operations centers, 10 loan production offices, and six other properties. We own eight locations and the remaining properties are leased. Almost all properties are located in Southern California. Pacific Western's principal office is located at 10250 Constellation Blvd., Suite 1640, Los Angeles, CA 90067.

        For additional information regarding properties of the Company and Pacific Western, see Note 9, Premises and Equipment, Net, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

ITEM 3.    LEGAL PROCEEDINGS

        In the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business. The outcome of such legal actions and the timing of ultimate resolution are inherently difficult to predict. In the opinion of management, based upon information currently available to us, any resulting liability, in addition to amounts already accrued, would not have a material adverse effect on the Company's financial statements or operations.

ITEM 4.    MINE SAFETY DISCLOSURE

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Marketplace Designation, Sales Price Information and Holders

        Our common stock is listed on The Nasdaq Global Select Market and is traded under the symbol "PACW." The following table summarizes the high and low sale prices for each quarterly period during the last two years for our common stock, as quoted and reported by The Nasdaq Stock Market, or Nasdaq:

	Stock Sales Prices		Dividends Declared During Quarter
	High	Low
2010
First quarter	$23.70	$19.03	$0.01
Second quarter	$24.98	$18.25	$0.01
Third quarter	$21.81	$16.85	$0.01
Fourth quarter	$22.07	$16.56	$0.01
2011
First quarter	$22.64	$19.61	$0.01
Second quarter	$23.31	$19.00	$0.01
Third quarter	$21.34	$13.82	$0.01
Fourth quarter	$19.76	$13.00	$0.18

        As of March 2, 2012, the closing price of our common stock on Nasdaq was $21.26 per share. As of that date, based on the records of our transfer agent, there were approximately 1,598 record holders of our common stock.

Dividends

        Our ability to pay dividends to our stockholders is subject to the restrictions set forth in the Delaware General Corporation Law, or the DGCL. The DGCL provides that a corporation, unless otherwise restricted by its certificate of incorporation, may declare and pay dividends out of its surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or for the preceding fiscal year, as long as the amount of capital of the corporation is not less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets. Surplus is defined as the excess of a corporation's net assets (i.e., its total assets minus its total liabilities) over the capital associated with issuances of its common stock. Moreover, DGCL permits a board of directors to reduce its capital and transfer such amount to its surplus. In determining the amount of surplus of a Delaware corporation, the assets of the corporation, including stock of subsidiaries owned by the corporation, must be valued at their fair market value as determined by the board of directors, regardless of their historical book value. Our ability to pay dividends is also subject to certain other limitations. See "Item 1. Business—Supervision and Regulation" and Note 19, Dividend Availability and Regulatory Matters, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

        Set forth in the table above are the dividends declared and paid by the Company during the two most recent fiscal years. Our ability to pay cash dividends to our stockholders is also limited by certain covenants contained in the indentures governing trust preferred securities issued by us or entities that we have acquired, and the debentures underlying the trust preferred securities. Generally the indentures provide that if an Event of Default (as defined in the indentures) has occurred and is continuing, or if we are in default with respect to any obligations under our guarantee agreement which covers payments of the obligations on the trust preferred securities, or if we give notice of any intention to defer payments of interest on the debentures underlying the trust preferred securities, then we may not, among other restrictions, declare or pay any dividends with respect to our common stock. Notification to the FRB is also required prior to our declaring and paying a cash dividend to our stockholders during any period in which our quarterly net earnings are insufficient to fund the dividend amount. Under such circumstances, we may not pay a dividend should the FRB object until such time as we receive approval from the FRB or no longer need to provide notice under applicable regulations.

        Holders of Company common stock are entitled to receive dividends declared by the Board of Directors out of funds legally available under state law governing the Company and certain federal laws and regulations governing the banking and financial services business. During 2011, 2010, and 2009, the Company paid $7.6 million, $1.4 million, and $11.1 million, respectively, in cash dividends on common stock.

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

        Dividends paid by state banks, such as Pacific Western, are regulated by the DFI under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for three previous fiscal years less any dividend paid during such period. During 2011, the Bank paid $25.5 million in dividends to the Company. For the foreseeable future, any further cash dividends from the Bank to the Company will require DFI approval. See "Item 1. Business—Supervision and Regulation," for further discussion of potential regulatory limitations on the holding company's receipt of funds from the Bank, as well as "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity" and Note 19, Dividend Availability and Regulatory Matters, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for a discussion of other factors affecting the availability of dividends and limitations on the ability to declare dividends.

 Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of December 31, 2011, regarding securities issued and to be issued under our equity compensation plans that were in effect during fiscal 2011:

Plan Category	Plan Name	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
		(a)		(b)	(c)
Equity compensation plans approved by security holders	The PacWest Bancorp 2003 Stock Incentive Plan(1)	—	(2)	$—	514,365	(3)
Equity compensation plans not approved by security holders	None	—		—	—

(1)
The PacWest Bancorp 2003 Stock Incentive Plan (the "Incentive Plan") was last approved by the stockholders of the Company at our 2009 Annual Meeting of Stockholders.

(2)
Amount does not include the 1,675,730 shares of unvested time-based and performance-based restricted stock outstanding as of December 31, 2011 with an exercise price of zero.

(3)
The Incentive Plan permits these remaining shares to be issued in the form of options, restricted stock, or SARs. The Company has only issued restricted stock under the Incentive Plan.

Recent Sales of Unregistered Securities and Use of Proceeds

        None.

Repurchases of Common Stock

        The following table presents stock purchases made during the fourth quarter of 2011:

Purchase Dates	Total Number of Shares Purchased(1)	Average Price Paid Per Share
October 1 - October 31, 2011	—	$—
November 1 - November 30, 2011	57,790	17.96
December 1 - December 31, 2011	—	—

Total	57,790	$17.96

(1)
Shares repurchased pursuant to net settlement by employees, in satisfaction of financial obligations incurred through the vesting of the Company's restricted stock.

Five-Year Stock Performance Graph

        The following chart compares the yearly percentage change in the cumulative shareholder return on our common stock based on the closing price during the five years ended December 31, 2011, with (1) the Total Return Index for U.S. companies traded on The Nasdaq Stock Market (the "NASDAQ Composite"), and (2) the Total Return Index for the KBW Regional Bank Stocks (the "KBW Regional Banking Index"). This comparison assumes $100 was invested on December 31, 2006, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. PacWest's total cumulative loss was 59.4% over the five year period ending December 31, 2011 compared to a gain of 10.8% and loss of 33.6% for the NASDAQ Composite and KBW Regional Banking Index, respectively.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among PacWest Bancorp, the NASDAQ Composite Index,
and the KBW Regional Banking Index

*
$100 invested on December 31, 2006 in stock or index, including reinvestment of dividends.

	Year Ended December 31,
Index	2006	2007	2008	2009	2010	2011
PacWest Bancorp	$100.00	$80.87	$55.63	$42.56	$45.25	$40.56
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
KBW Regional Banking	100.00	82.26	76.03	66.07	75.02	66.42

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth certain of our financial and statistical information for each of the years in the five-year period ended December 31, 2011. This data should be read in conjunction with our audited consolidated financial statements as of December 31, 2011 and 2010, and for each of the years in the three-year period ended December 31, 2011 and related Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

	At or For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts and percentages)
Results of Operations(1):
Interest income	$295,284	$290,284	$269,874	$287,828	$350,981
Interest expense	(32,643)	(40,957)	(53,828)	(68,496)	(85,866)

Net interest income	262,641	249,327	216,046	219,332	265,115

Provision for credit losses:
Non-covered loans	(13,300)	(178,992)	(141,900)	(45,800)	(3,000)
Covered loans	(13,270)	(33,500)	(18,000)	—	—

Total provision for credit losses	(26,570)	(212,492)	(159,900)	(45,800)	(3,000)

Net interest income after provision for credit losses	236,071	36,835	56,146	173,532	262,115
FDIC loss sharing income, net	7,776	22,784	16,314	—	—
Other noninterest income	23,650	20,454	22,604	24,427	32,920
Gain from Affinity acquisition	—	—	66,989	—	—
Goodwill write-off	—	—	—	(761,701)	—
Non-covered OREO costs, net	(7,010)	(12,310)	(21,569)	(2,218)	(105)
Covered OREO costs, net	(3,666)	(2,460)	(1,753)	—	—
Other noninterest expense	(169,317)	(174,033)	(155,882)	(142,016)	(142,160)

Earnings (loss) before income tax (expense) benefit	87,504	(108,730)	(17,151)	(707,976)	152,770
Income tax (expense) benefit	(36,800)	46,714	7,801	(20,089)	(62,444)

Net earnings (loss)	$50,704	$(62,016)	$(9,350)	$(728,065)	$90,326

Per Common Share Data:
Earnings (loss) per share (EPS):
Basic	$1.37	$(1.77)	$(0.30)	$(26.81)	$3.08
Diluted	$1.37	$(1.77)	$(0.30)	$(26.81)	$3.08
Dividends declared during year	$0.21	$0.04	$0.35	$1.28	$1.28
Book value per share(2)	$14.66	$13.06	$14.47	$13.17	$40.65
Tangible book value per share(2)	$13.14	$11.06	$13.52	$11.77	$11.88
Shares outstanding at year-end(2)	37,254	36,672	35,015	28,528	28,002
Average shares outstanding:
Basic EPS	35,491	35,108	31,899	27,177	28,572
Diluted EPS	35,491	35,108	31,899	27,177	28,591

	At or For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts and percentages)
Balance Sheet Data:
Total assets	$5,528,237	$5,529,021	$5,324,079	$4,495,502	$5,179,040
Cash and cash equivalents	295,617	108,552	211,048	159,870	101,783
Investment securities	1,372,464	929,056	474,129	155,359	133,537
Loans held for sale	—	—	—	—	63,565
Non-covered loans, net of unearned income(3)	2,807,713	3,161,055	3,707,383	3,987,891	3,949,218
Allowance for credit losses, non-covered loans(3)	93,783	104,328	124,278	68,790	61,028
Covered loans, net	703,023	908,576	621,686	—	—
FDIC loss sharing asset	95,187	116,352	112,817	—	—
Goodwill	39,141	47,301	—	—	761,990
Core deposit and customer relationship intangibles	17,415	25,843	33,296	39,922	43,785
Deposits	4,577,453	4,649,698	4,094,569	3,475,215	3,245,146
Borrowings	225,000	225,000	542,763	450,000	612,000
Subordinated debentures	129,271	129,572	129,798	129,994	138,488
Stockholders' equity	546,203	478,797	506,773	375,726	1,138,352
Performance Ratios:
Stockholders' equity to total assets ratio	9.88%	8.66%	9.52%	8.36%	21.98%
Tangible common equity ratio	8.95%	7.44%	8.95%	7.54%	7.60%
Loans to deposits ratio	76.70%	87.52%	105.73%	114.75%	121.70%
Net interest margin	5.26%	5.02%	4.79%	5.30%	6.34%
Efficiency ratio(4)	61.21%	64.53%	55.66%	59.17%	47.73%
Return on average assets	0.92%	(1.14)%	(0.19)%	(15.43)%	1.73%
Return on average equity	9.92%	(12.56)%	(1.93)%	(106.28)%	7.66%
Average equity to average assets	9.32%	9.10%	10.06%	14.52%	22.55%
Dividend payout ratio	15.04%	(5)	(5)	(5)	41.56%
Asset Quality:
Non-covered nonaccrual loans(3)	$58,260	$94,183	$240,167	$63,470	$22,473
Non-covered OREO	48,412	25,598	43,255	41,310	2,736

Non-covered nonperforming assets	$106,672	$119,781	$283,422	$104,780	$25,209

Asset Quality Ratios:
Non-covered nonaccrual loans to non-covered loans, net of unearned income(3)	2.07%	2.98%	6.48%	1.59%	0.57%
Non-covered nonperforming assets to non-covered loans, net of unearned income, and OREO(3)	3.73%	3.76%	7.56%	2.60%	0.64%
Allowance for credit losses to non-covered nonaccrual loans	161.0%	110.8%	51.8%	108.4%	271.6%
Allowance for credit losses to non-covered loans, net of unearned income	3.34%	3.30%	3.35%	1.72%	1.55%

(1)
Operating results of acquired companies are included from the respective acquisition dates. See Note 3, Acquisitions, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

(2)
Includes 1,675,730 shares, 1,230,582 shares, 1,095,417 shares, 1,309,586 shares, and 861,269 shares of unvested restricted stock outstanding at December 31, 2011, 2010, 2009, 2008, and 2007, respectively.

(3)
During 2010, the Bank executed two sales of non-covered adversely classified loans totaling $398.5 million that included a total of $128.1 million in nonaccrual loans. For further information about the 2010 loan sales, see "—Overview—2010 Non-Covered Classified Loan Sales" included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

(4)
The 2009 efficiency ratio includes the gain from the Affinity acquisition. Excluding this gain, the efficiency ratio would be 70.29%. The 2008 efficiency ratio excludes the goodwill write-off. Including the goodwill write-off, the efficiency ratio would be 371.65%.

(5)
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

        Pacific Western is a full-service commercial bank offering a broad range of banking products and services including: accepting demand, money market, and time deposits; originating loans, including commercial, real estate construction, SBA guaranteed and consumer loans; and providing other business-oriented products. Our operations are primarily located in Southern California extending from California's Central Coast to San Diego County; we also operate three banking offices in the San Francisco Bay area, all of which were added through the Affinity acquisition. The Bank focuses on conducting business with small to medium size businesses in our marketplace and the owners and employees of those businesses. The majority of our loans are secured by the real estate collateral of such businesses. Our asset-based lending function operates in Arizona, California, Texas, and the Pacific Northwest. Our equipment leasing function, added through the January 2012 MEF acquisition, operates in Utah and has lease receivables in 45 states.

        Over the last year, the Company's assets have essentially remained flat, declining $784,000 to $5.5 billion at December 31, 2011. The change was due primarily to decreases of $353.3 million, $205.6 million, $50.2 million, and $21.2 million in gross non-covered loans, covered loans, other assets, and FDIC loss sharing asset, respectively. These decreases were offset partially by increases of $452.3 million in securities available-for-sale attributable to purchases using excess liquidity and $176.9 million in interest-earning deposits in financial institutions attributable mostly to principal payments received on loans and investment securities. At December 31, 2011, gross non-covered loans, securities available-for-sale, and covered loans totaled $2.8 billion, $1.3 billion, and $703 million, respectively, or 51%, 24%, and 13% of total assets, respectively.

        Pacific Western competes actively for deposits and emphasizes solicitation of noninterest-bearing deposits. In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin, as net interest income accounted for 89% of our net revenues (net interest income plus noninterest income) for 2011.

        We have completed 23 business acquisitions since the Company's inception in 1999, including the purchase of Marquette Equipment Finance in January 2012 and the FDIC-assisted acquisitions of Los Padres Bank and Affinity Bank in August 2010 and August 2009, respectively. These acquisitions affect the comparability of our reported financial information as the operating results of the acquired entities are included in our operating results only from their respective acquisition dates. For further information on our acquisitions, see Note 3, Acquisitions, and Note 4, Goodwill and Other Intangible Assets, of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statement and Supplementary Data."

  Marquette Equipment Finance Acquisition

        On January 3, 2012, Pacific Western Bank completed the acquisition of Marquette Equipment Finance, or MEF, an equipment leasing company located in Midvale, Utah. Pacific Western Bank acquired all of the capital stock of MEF from Meridian Bank, N.A. for $35 million in cash. MEF focuses on business-essential equipment leases throughout the United States with transactions primarily in the mid-ticket segment. This acquisition diversifies our loan portfolio, expands our product line, and provides growth opportunities. It also importantly deployed our excess liquidity into higher-yielding assets.

        At January 3, 2012, MEF had $162.2 million in gross leases and leases in process outstanding, with no leases on nonaccrual status. MEF's leases are spread across 18 industries, with the top three being financial services/insurance, manufacturing, and health care and representing 68% of the lease portfolio balance. The weighted average yield on the lease portfolio at year end 2011 was approximately 9% and its weighted average remaining maturity was 34 months. In addition, Pacific Western Bank assumed $154.8 million in outstanding debt and other liabilities, which included $129 million payable to MEF's former parent. Pacific Western Bank repaid MEF's intercompany debt on the closing date from its excess liquidity on deposit at the Federal Reserve Bank. This resulted in MEF's interest-earning assets being funded with our low-cost deposit base.

        Effective March 23, 2012, MEF will change its name to Pacific Western Equipment Finance and operate under this name as a division of Pacific Western Bank. Pacific Western Bank retained all 71 MEF employees.

        The following table presents the MEF balance sheet presented at fair value as of the acquisition date, January 3, 2012:

Marquette Equipment Finance	January 3, 2012
(In thousands)
Assets Acquired:
Cash and cash equivalents	$7,092
Direct financing leases	142,989
Leases in process	19,162
Customer relationship intangible	1,700
Other intangible assets	1,420
Goodwill	17,004
Other assets	467

Total assets acquired	$189,834

Liabilities Assumed:
Borrowings	$144,516
Accrued interest payable and other liabilities	10,318

Total liabilities assumed	$154,834

Cash consideration paid	$35,000

  2010 Material Loan Activity

  Non-Covered Classified Loan Sales

        During 2010, we made strategic decisions to sell $398.5 million of non-covered classified loans to reduce credit risk, thereby strengthening the Bank's balance sheet and enhancing its ability to continue to participate in bidding on FDIC-assisted acquisitions. The loans sold included $128.1 million in nonaccrual loans and $148.8 million in performing restructured loans. All of the loans sold were originated by Pacific Western Bank and none were covered loans acquired in the Los Padres Bank or Affinity Bank acquisitions. These sales were for cash of $254.6 million and were completed on a servicing-released basis and without recourse to Pacific Western Bank. Such sales resulted in immediate reductions of non-covered classified loans and improved credit quality metrics.

        These sales resulted in a charge-off to the allowance for credit losses of $143.9 million, of which $58.2 million had been previously allocated to the loans sold through our allowance methodology and $85.7 million represented the market discount necessary for the loans to be sold to the buyer.

  Loan Portfolio Purchase

        On July 1, 2010, we purchased a $234.1 million portfolio of 225 performing loans secured by Southern California real estate for a cash price of $228.3 million. These loans were part of the Foothill Independent Bank loan portfolio that we acquired when we completed the Foothill Independent Bancorp acquisition in May 2006. In March 2007, we had sold a 95% participating interest in these loans for cash and continued to service them and maintain the borrower relationships. When the opportunity to purchase this loan portfolio presented itself, we concluded it would be in the best interests of the Company and the Bank to make this purchase as we are familiar with the credit risk and it would deploy excess liquidity in a manner that would increase interest income and expand the net interest margin. As of December 31, 2011, such portfolio totaled $179.4 million.

  FDIC-Assisted Acquisitions

        The estimated losses expected to be collected from the FDIC under the terms of the loss share agreements for the Los Padres and Affinity acquisitions are reflected in the loss share receivable. We file claims to the FDIC for the losses incurred on covered assets on a quarterly basis in the calendar month following each quarter-end. We received reimbursement from the FDIC, subject to their satisfactory review of our loss share claim certificates. As of January 2012, we have filed claims to the FDIC for losses on covered assets through the fourth quarter of 2011 in an aggregate amount of $191.7 million. We have received payment from the FDIC of $149.4 million, which represents 80% of our losses, and we expect to receive $3.9 million for recently submitted claims.

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

        We entered into a loss sharing agreement with the FDIC, whereby the FDIC agreed to cover a substantial portion of any future losses on the acquired loans, with the exception of consumer loans, and other real estate owned. We refer to the acquired assets subject to the loss sharing agreement collectively as "covered assets." Under the terms of such loss sharing agreement, the FDIC is obligated to reimburse the Bank for 80% of losses with respect to the covered assets. The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Bank 80% reimbursement under the loss sharing agreement. The loss sharing provisions for single family covered assets and commercial (non-single family) covered assets are in effect for 10 years and 5 years, respectively, from the acquisition date, and the loss recovery provisions are in effect for 10 years and 8 years, respectively, from the acquisition date.

        Los Padres was a federally chartered savings bank headquartered in Solvang, California that operated 14 branches, including 11 branches in California (three in Ventura County, four in Santa Barbara County, and four in San Luis Obispo County) and three branches in Arizona (Maricopa County). After office consolidations in 2011, we are operating eight of the former Los Padres branch offices, all of which are located in California. We made this acquisition to expand our presence in the Central Coast of California.

        The assets acquired and liabilities assumed are accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the August 20, 2010 acquisition date. The application of the acquisition method of accounting resulted in goodwill of $47.3 million. Such goodwill included $9.5 million related to the FDIC's settlement accounting for a wholly-owned subsidiary of Los Padres. We disagreed with the FDIC's accounting for this item and during 2011 we successfully resolved this matter with the FDIC through a cash receipt of $7.6 million and a goodwill reduction for the same amount. See Note 3, Acquisitions, and Note 4, Goodwill and Other Intangible Assets, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for additional information regarding the Los Padres acquisition.

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

        We entered into a loss sharing agreement with the FDIC, whereby the FDIC agreed to cover a substantial portion of any future losses on acquired loans, other real estate owned and certain investment securities. We refer to the acquired assets subject to the loss sharing agreement collectively as "covered assets." Under the terms of such loss sharing agreement, the FDIC will absorb 80% of losses and receive 80% of loss recoveries on the first $234 million of losses on covered assets and absorb 95% of losses and receive 95% of loss recoveries on covered assets exceeding $234 million. The loss sharing provisions are in effect for 5 years for commercial assets (non-residential loans, OREO and certain securities) and 10 years for residential loans from the August 28, 2009 acquisition date. The loss recovery provisions are in effect for 8 years for commercial assets and 10 years for residential loans from the acquisition date.

        Affinity was a full service commercial bank headquartered in Ventura, California that operated 10 branch locations in California, all of which we continue to operate. We made this acquisition to expand our presence in California.

        The acquisition has been accounted for under the acquisition method of accounting. Accordingly the acquired assets, including the FDIC loss sharing asset and identifiable intangible asset, and the assumed liabilities were recorded at their estimated fair values as of the August 28, 2009 acquisition date. The application of the acquisition method of accounting resulted in a gain of $67.0 million ($38.9 million after-tax). Such gain represented the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed. See Note 3, Acquisitions, and Note 4, Goodwill and Other Intangible Assets, of the Notes to Consolidated Financial Statements contained in

"Item 8. Financial Statements and Supplementary Data" for additional information regarding the Affinity acquisition.

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

        Our primary interest-earning assets are loans and investments. Our primary interest-bearing liabilities are deposits. We attribute our high net interest margin to our high level of noninterest-bearing deposits and low cost of deposits. While our deposit balances will fluctuate depending on deposit holders' perceptions of alternative yields available in the market, we attempt to minimize these variances by attracting a high percentage of noninterest-bearing deposits, which have no expectation of yield. At December 31, 2011, approximately 37% of our total deposits were noninterest-bearing.

  Loan Growth

        We generally seek new lending opportunities in the $500,000 to $15 million range, try to limit loan maturities for commercial loans to one year, for construction loans up to 18 months, and for commercial real estate loans up to ten years, and to price lending products so as to preserve our interest spread and net interest margin. We sometimes encounter strong competition in pursuing lending opportunities such that potential borrowers obtain loans elsewhere at lower rates than those we offer. Our ability to make new loans is dependent on economic factors in our market area, borrower qualifications, competition, and liquidity, among other items. Loan growth remains tepid, as new loan volume is not replacing maturities. We continue to retain maturing lending relationships that contribute positively to our profitability and net interest margin, and selectively add new loans that meet our credit and pricing standards.

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

  The Level of Our Noninterest Expense

        Our noninterest expense includes fixed and controllable overhead, the major components of which are compensation, occupancy, data processing, and other professional services. It also includes costs that tend to vary based on the volume of activity, such as OREO expense. We measure success in controlling both fixed and variable costs through monitoring of the efficiency ratio. We calculate the base efficiency ratio by dividing noninterest expense by net revenues (the sum of net interest income plus noninterest income). We also calculate a non-GAAP measure called the "credit cost adjusted efficiency ratio." The credit cost adjusted efficiency ratio is calculated in the same manner as the base efficiency ratio except that noninterest income is reduced by FDIC loss sharing income and noninterest expense is reduced by OREO expenses. See calculations in "Non-GAAP Measurements" contained herein.

        The consolidated base and credit cost adjusted efficiency ratios have been as follows:

Quarterly Period in 2011	Base Efficiency Ratio	Credit Cost Adjusted Efficiency Ratio
First	58.7%	60.4%
Second	58.2%	57.7%
Third	67.9%	58.7%
Fourth	60.4%	59.9%

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

        Our significant accounting policies and practices are described in Note 1, Nature of Operations and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." The accounting policies that involve significant estimates and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, are considered critical accounting policies. We have identified our policies for the allowances for credit losses, the carrying values of intangible assets, and deferred income tax assets as critical accounting policies.

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

        Impaired loans are identified at each reporting date based on certain criteria and the majority of which are individually reviewed for impairment. Non-covered nonaccrual loans with an unpaid principal balance over $250,000 and all performing restructured loans are reviewed individually for the amount of impairment, if any. Non-covered nonaccrual loans with an unpaid principal balance of $250,000 or less are evaluated for impairment collectively. The population of such loans totaled $4.3 million, represented by 64 loans, as of December 31, 2011. A loan is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan agreement. We measure impairment of a loan based upon the fair value of the loan's collateral if the loan is collateral dependent or the present value of cash flows, discounted at the loan's effective interest rate, if the loan is not collateral-dependent. The impairment amount on a collateral-dependent loan is charged-off to the allowance and the impairment amount on a loan that is not collateral-dependent is set up as a specific reserve. Increased charge-offs or additions to specific reserves generally result in increased provisions for credit losses.

        Our loan portfolio, excluding impaired loans which are evaluated individually, is categorized into several pools for purposes of determining allowance amounts by loan pool. The loan pools we currently evaluate are: commercial real estate construction, residential real estate construction, SBA real estate, hospitality real estate, real estate other, commercial collateralized, commercial unsecured, SBA commercial, consumer, foreign, and commercial asset-based. Within these loan pools, we then evaluate loans not adversely classified, which we refer to as "pass" credits, separately from adversely classified loans. The adversely classified loans are further grouped into three credit risk rating categories: "special mention," "substandard" and "doubtful," which we define as follows:

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

        In addition, we may refer to the loans classified as "substandard" and "doubtful" together as "criticized loans." For further information on classified loans, see Note 6, Loans, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

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

        Management believes that the allowance for loan losses is adequate and appropriate for the known and inherent risks in our non-covered loan portfolio. In making its evaluation, management considers certain quantitative and qualitative factors including the Company's historical loss experience, the volume and type of lending conducted by the Company, the results of our credit review process, the levels of classified and criticized loans, the levels of impaired loans, including nonperforming loans and performing restructured loans, regulatory policies, general economic conditions, underlying collateral values, and other factors regarding collectibility and impairment. To the extent we experience, for example, increased levels of documentation deficiencies, adverse changes in collateral values, or negative changes in economic and business conditions which adversely affect our borrowers, our classified loans may increase. Higher levels of classified loans generally result in higher allowances for loan losses.

        We recognize that the determination of the allowance for loan losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform sensitivity analyses to provide insight regarding the impact adverse changes in credit risk ratings may have on our allowance for loan losses. The sensitivity analyses have inherent limitations and are based on various assumptions as of a point in time and, accordingly, it is not necessarily representative of the impact loan risk rating changes may have on the allowance for loan losses.

        At December 31, 2011, in the event that 1% of our non-covered loans were downgraded one credit risk rating category for each category (e.g., 1% of the "pass" category moved to the "special mention" category, 1% of the "special mention" category moved to "substandard" category, and 1% of the "substandard" category moved to the "doubtful" category within our current allowance methodology), the allowance for credit losses would have increased by approximately $1.4 million. In the event that 5% of our non-covered loans were downgraded one credit risk category, the allowance for credit losses would increase by approximately $7.2 million. Given current processes employed by the Company, management believes the credit risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different conclusions that could be significant to the Company's financial statements. In addition, current credit risk ratings are subject to change as we continue to review loans within our portfolio and as our borrowers are impacted by economic trends within their market areas.

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

  Allowance for Credit Losses on Covered Loans

        The loans acquired in the Los Padres and Affinity acquisitions are covered by loss sharing agreements with the FDIC and we will be reimbursed for a substantial portion of any future losses. Under the terms of the Los Padres loss sharing agreement, the FDIC will absorb 80% of losses and receive 80% of loss recoveries on the covered assets. The loss sharing provisions are in effect for 10 years for single family covered assets and 5 years for commercial (non-single family) covered assets from the August 20, 2010 acquisition date. The loss recovery provisions are in effect for 10 years for single family assets and 8 years for commercial (non-single family) assets from the acquisition date. Under the terms of the Affinity loss sharing agreement, the FDIC will absorb 80% of losses and receive 80% of loss recoveries on the first $234 million of losses on covered assets and absorb 95% of losses and receive 95% of loss recoveries on covered assets exceeding the $234 million threshold. Through December 31, 2011, gross losses for Affinity covered assets totaled $144.6 million and gross losses for Los Padres covered assets totaled $47.1 million. The loss sharing provisions are in effect for 10 years for residential loans and 5 years for commercial assets (non-residential loans, OREO and certain securities) from the August 28, 2009 acquisition date. The loss recovery provisions are in effect for 10 years for residential loans and 8 years for commercial assets from the acquisition date.

        We evaluated the acquired covered loans and elected to account for them under Accounting Standards Codification ("ASC") Subtopic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"), which we refer to as acquired impaired loan accounting.

        The covered loans are subject to our internal and external credit review. If deterioration in the expected cash flows results in a reserve requirement, a provision for credit losses is charged to earnings without regard to the FDIC loss sharing agreement. The portion of the estimated loss reimbursable from the FDIC is recorded in FDIC loss sharing income and increases the FDIC loss sharing asset. For acquired impaired loans, the allowance for loan losses is measured at the end of each financial reporting period based on expected cash flows. Decreases in the amount and changes in the timing of expected cash flows on the acquired impaired loans as of the financial reporting date compared to those previously estimated are usually recognized by recording a provision for credit losses on such covered loans.

        Certain home equity lines of credit acquired in the Los Padres acquisition are not eligible for acquired impaired loan accounting and are therefore accounted for as performing acquired loans. Such acquired loans were initially recorded at a discount and are subject to our quarterly allowance for credit losses methodology. We record a provision for such loan losses only when the reserve requirement exceeds any remaining credit discount on these covered loans. Please see "—Financial Condition—Allowance for Credit Losses on Covered Loans" and Note 1(h), Nature of Operations and Summary of Significant Accounting Policies—Impaired Loans and Allowances for Credit Losses, and Note 6, Loans, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for more information.

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

Non-GAAP Measurements

        Certain discussion in this Form 10-K contains non-GAAP financial disclosures for tangible common equity, pre-credit, pre-tax earnings, and a credit cost adjusted efficiency ratio. The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company's operational performance and to enhance investors' overall understanding of such financial performance. Given the use of tangible common equity amount and ratio is prevalent among banking regulators, investors and analysts, we disclose our tangible common equity ratio in addition to equity-to-assets ratio. Also, as analysts and investors view pre-credit, pre-tax earnings as an indicator of the Company's ability to absorb credit losses, we disclose this amount in addition to net earnings. The methodology of determining tangible common equity and pre-credit, pre-tax earnings may differ among companies. We disclose the credit cost adjusted efficiency ratio as it eliminates the volatility of FDIC loss sharing income and OREO expenses from the base efficiency ratio and shows the trend in overhead related noninterest expense relative to net revenues. These non-GAAP financial measures are presented for supplemental informational purposes only for understanding the Company's financial condition and operating results and should not be considered a substitute for financial information presented in accordance with United States generally accepted accounting principles ("GAAP").

        The following tables present performance amounts and ratios in accordance with GAAP and a reconciliation of the non-GAAP financial measurements to the GAAP financial measurements.

	Year Ended December 31,
Pre-Credit, Pre-Tax Earnings	2011	2010	2009
	(In thousands)
Net earnings (loss)	$50,704	$(62,016)	$(9,350)
Plus: Total provision for credit losses	26,570	212,492	159,900
Other real estate owned expense (income):
Non-covered	7,010	12,310	21,569
Covered	3,666	2,460	1,753
Income tax expense (benefit)	36,800	(46,714)	(7,801)
Less: FDIC loss sharing income, net	7,776	22,784	16,314

Pre-credit, pre-tax earnings	$116,974	$95,748	$149,757

	Year Ended December 31,
Credit Cost Adjusted Efficiency Ratio	2011	2010	2009
	(Dollars in thousands)
Noninterest expense	$179,993	$188,803	$179,204
Less: Non-covered OREO expense	7,010	12,310	21,569
Covered OREO expense	3,666	2,460	1,753

Credit adjusted noninterest expense	$169,317	$174,033	$155,882

Net interest income	$262,641	$249,327	$216,046
Noninterest income	31,426	43,238	105,907

Net revenues	294,067	292,565	321,953
Less: FDIC loss sharing income, net	7,776	22,784	16,314

Credit adjusted net revenues	$286,291	$269,781	$305,639

Base efficiency ratio(1)(3)	61.2%	64.5%	55.7%
Credit cost adjusted efficiency ratio(2)(3)	59.1%	64.5%	51.0%

(1)
Noninterest expense divided by net revenues.

(2)
Credit adjusted noninterest expense divided by credit adjusted net revenues.

(3)
The 2009 base efficiency ratio and credit cost adjusted efficiency ratio include the $67.0 million gain from the Affinity acquisition. Excluding this gain, the efficiency ratios would be 70.3% and 65.3%, respectively.

	December 31,
Tangible Common Equity	2011	2010	2009
	(Dollars in thousands)
PacWest Bancorp Consolidated:
Stockholders' equity	$546,203	$478,797	$506,773
Less: Intangible assets	56,556	73,144	33,296

Tangible common equity	$489,647	$405,653	$473,477

Total assets	$5,528,237	$5,529,021	$5,324,079
Less: Intangible assets	56,556	73,144	33,296

Tangible assets	$5,471,681	$5,455,877	$5,290,783

Equity to assets ratio	9.88%	8.66%	9.52%
Tangible common equity ratio(1)	8.95%	7.44%	8.95%
Book value per share	$14.66	$13.06	$14.47
Tangible book value per share	$13.14	$11.06	$13.52
Shares outstanding	37,254,318	36,672,429	35,015,322
Pacific Western Bank:
Stockholders' equity	$625,494	$570,118	$585,940
Less: Intangible assets	56,556	73,144	33,296

Tangible common equity	$568,938	$496,974	$552,644

Total assets	$5,512,025	$5,513,601	$5,313,750
Less: Intangible assets	56,556	73,144	33,296

Tangible assets	$5,455,469	$5,440,457	$5,280,454

Equity to assets ratio	11.35%	10.34%	11.03%
Tangible common equity ratio(1)	10.43%	9.13%	10.47%

(1)
Calculated as tangible common equity divided by tangible assets.

Results of Operations

  Acquisitions Impact Earnings Performance

        The comparability of financial information is affected by our acquisitions. Our results include the operations of acquired entities from the dates of acquisition. Affinity Bank ($1.2 billion in assets) was acquired in August 2009 and Los Padres Bank ($824.1 million in assets) was acquired in August 2010.

  Fourth Quarter Results

        The following table sets forth our unaudited, quarterly results for the periods indicated:

	Three Months Ended
	December 31, 2011	September 30, 2011
	(Dollars in thousands, except per share data)
Interest income	$70,913	$72,518
Interest expense	(7,140)	(8,077)

Net interest income	63,773	64,441

Provision for credit losses:
Non-covered loans	—	—
Covered loans	(4,122)	(348)

Total provision for credit losses	(4,122)	(348)

Net interest income after provision for credit losses	59,651	64,093

FDIC loss sharing income, net	2,667	963
Other noninterest income	5,587	6,180

Total noninterest income	8,254	7,143

Non-covered OREO expense, net	(1,714)	(2,293)
Covered OREO expense, net	(226)	(4,813)
Other noninterest expense	(41,529)	(41,481)

Total noninterest expense	(43,469)	(48,587)

Income tax expense	(10,553)	(9,345)

Net earnings	$13,883	$13,304

Earnings per share:
Basic	$0.38	$0.36
Diluted	$0.38	$0.36
Annualized return on:
Average assets	1.00%	0.97%
Average equity	10.22%	10.11%
Net interest margin	5.00%	5.15%
Efficiency ratio	60.4%	67.9%

  Fourth Quarter of 2011 Compared to Third Quarter of 2011

        We recorded net earnings of $13.9 million for the fourth quarter of 2011 compared to net earnings of $13.3 million for the third quarter of 2011. The $579,000 increase in net earnings for the linked quarters was due to lower covered OREO costs of $4.6 million ($2.7 million after tax) and higher FDIC loss sharing income of $1.7 million ($1.0 million after tax), offset by a higher provision for credit losses on covered loans of $3.8 million ($2.2 million after tax) and lower net interest income of $668,000 ($387,000 after tax).

        Net interest income was $63.8 million for the fourth quarter of 2011 compared to $64.4 million for the third quarter of 2011. The $668,000 decline was due to a $1.7 million decrease in loan interest income from lower average loans. Offsetting the decline in interest income was a reduction in interest expense of $937,000 due to lower rates on all interest-bearing deposits and a decline in average time deposits.

        Our net interest margin for the fourth quarter of 2011 was 5.00%, a decrease of 15 basis points from the 5.15% reported for the third quarter of 2011. The decrease reflected a shift in the mix of average interest-earning assets to lower yielding investment securities from higher yielding loans and lower accelerated accretion of discounts on covered loan payoffs. Average interest-earning assets increased $91.1 million for the linked quarters including a $141.1 million increase in average investment securities. The yield on average loans was 6.87% for the fourth and third quarters of 2011. The yield on average non-covered loans was 6.49% and 6.53% for the fourth and third quarters, respectively, while the yield on average covered loans was 8.35% and 8.13%, respectively. The combination of accelerated accretion of discounts on covered loan payoffs and nonaccrual loan interest positively impacted the loan yield for the fourth quarter by 4 basis points and the third quarter by 17 basis points. The cost of interest-bearing deposits declined 12 basis points to 0.57% due to lower rates on interest-bearing deposits and lower average time deposits, and all-in deposit cost declined 8 basis points to 0.36%.

        The following table presents the impact on the net interest margin of accelerated accretion of discounts on covered loan payoffs and loans being placed on or removed from nonaccrual status for the periods indicated:

	Three Months Ended
	December 31, 2011	September 30, 2011
Net interest margin as reported	5.00%	5.15%
Less:
Accelerated accretion of purchase discounts on covered loan payoffs	0.02%	0.10%
Nonaccrual loan interest	0.01%	0.03%

Net interest margin as adjusted	4.97%	5.02%

        The provision for credit losses for the fourth and third quarters totaled $4.1 million and $348,000, respectively; such provisions related only to the covered loan portfolio. The zero provision level on the non-covered portfolio is generated by our allowance methodology and reflects net charge-offs, the levels of nonaccrual and classified loans, and the migration of loans into various risk classifications. The provision for credit losses on the covered loans results from decreases in expected cash flows on covered loans compared to those previously estimated.

        Net charge-offs on non-covered loans for the fourth quarter of 2011 totaled $2.8 million compared to third quarter net charge-offs of $6.0 million. The allowance for credit losses on the non-covered portfolio totaled $93.8 million and $96.5 million at December 31, 2011 and September 30, 2011, respectively, and represented 3.34% of the non-covered loan balances at both of those dates. The allowance for credit losses as a percent of nonaccrual loans was 161% at both December 31, 2011 and September 30, 2011.

        Noninterest income for the fourth quarter of 2011 totaled $8.3 million compared to $7.1 million for the third quarter of 2011. The $1.1 million increase was due to higher FDIC loss sharing income of $1.7 million stemming from a higher provision for credit losses on covered loans. FDIC loss sharing income also includes reductions of the FDIC loss sharing asset when the estimated amount of losses collectible from the FDIC decreases; this occurs when expected cash flows on covered loan pools improve during a reporting period causing the carrying value of the FDIC loss sharing asset to be reduced.

        The following table presents the details of FDIC loss sharing income, net for the periods indicated:

	Three Months Ended
	December 31, 2011	September 30, 2011	Increase (Decrease)
	(In thousands)
FDIC Loss Sharing Income, Net:
Gain (loss) on indemnification asset(1)	$2,560	$(2,782)	$5,343
Net reimbursement from FDIC for covered OREO write-downs and sales	102	3,741	(3,639)
Other	5	6	(1)

Total FDIC loss sharing income, net	$2,667	$964	$1,703

(1)
Includes (a) increases related to covered loan loss provisions and (b) decreases for loss share asset amortization and write-offs for covered loans resolved or expected to be resolved at amounts higher than their carrying value.

        Noninterest expense decreased $5.1 million to $43.5 million during the fourth quarter of 2011 compared to $48.6 million for the third quarter of 2011. This change was due mostly to lower covered OREO costs. Covered OREO costs decreased by $4.6 million due to lower write-downs of $7.7 million and lower gains on sales of $3.1 million. The fourth quarter included an $885,000 charge to compensation related to a staff reduction, which is expected to result in annual savings of approximately $2.4 million, and $600,000 in acquisition costs related to the Marquette Equipment Finance transaction; there were no similar items in the prior quarter. Other professional services declined $293,000 due mostly to internal audit transition costs recognized in the third quarter and a recovery of $368,000 in legal costs from an insurance claim in the fourth quarter. Occupancy costs declined $286,000 due mostly to third quarter leasing commissions and a lease buyout.

        Noninterest expense includes amortization of time-based restricted stock, which is included in compensation, and intangible asset amortization. Amortization of restricted stock totaled $1.4 million and $2.1 million for the fourth and third quarters of 2011, respectively. Intangible asset amortization totaled $1.8 million and $2.0 million for the fourth and third quarters of 2011, respectively.

  Net Interest Income

        Net interest income, which is our principal source of income, represents the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. The following table presents, for the periods indicated, the distribution of average assets, liabilities and stockholders' equity, as well as interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities.

	Year Ended December 31,
	2011			2010			2009
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans, net of unearned income(1)	$3,755,190	$260,143	6.93%	$4,068,450	$265,136	6.52%	$4,111,379	$258,499	6.29%
Investment securities(2)	1,100,869	34,785	3.16%	675,979	24,564	3.63%	258,160	10,969	4.25%
Deposits in financial institutions	136,447	356	0.26%	226,276	584	0.26%	144,216	406	0.28%
Federal funds sold	—	—	—	—	—	—	135	—	—

Total interest-earning assets	4,992,506	$295,284	5.91%	4,970,705	$290,284	5.84%	4,513,890	$269,874	5.98%

Other assets	492,577			455,005			309,827

Total assets	$5,485,083			$5,425,710			$4,823,717

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest checking deposits	$491,145	$777	0.16%	$458,703	$1,265	0.28%	$390,605	$1,754	0.45%
Money market deposits	1,227,482	5,356	0.44%	1,230,924	9,629	0.78%	981,901	11,767	1.20%
Savings deposits	150,837	226	0.15%	121,793	249	0.20%	114,933	270	0.23%
Time deposits	1,077,930	14,290	1.33%	1,181,735	15,094	1.28%	874,786	18,125	2.07%

Total interest-bearing deposits	2,947,394	20,649	0.70%	2,993,155	26,237	0.88%	2,362,225	31,916	1.35%
Borrowings	225,542	7,071	3.14%	324,150	9,126	2.82%	550,888	15,497	2.81%
Subordinated debentures	129,432	4,923	3.80%	129,703	5,594	4.31%	129,901	6,415	4.94%

Total interest-bearing liabilities	3,302,368	$32,643	0.99%	3,447,008	$40,957	1.19%	3,043,014	$53,828	1.77%

Noninterest-bearing demand deposits	1,627,729			1,437,493			1,245,512
Other liabilities	43,996			47,586			50,043

Total liabilities	4,974,093			4,932,087			4,338,569
Stockholders' equity	510,990			493,623			485,148

Total liabilities and stockholders' equity	$5,485,083			$5,425,710			$4,823,717

Net interest income		$262,641			$249,327			$216,046

Net interest rate spread			4.92%			4.65%			4.21%
Net interest margin			5.26%			5.02%			4.79%

(1)
Includes nonaccrual loans and loan fees.

(2)
The tax-equivalent yield on investment securities was 3.22% for 2011; not applicable for 2010 and 2009.

        Net interest income is affected by changes in both interest rates and the volume of average interest-earning assets and interest-bearing liabilities. The changes in the amount and mix of average interest-earning assets and interest-bearing liabilities are referred to as changes in "volume." The changes in the yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities are referred to as changes in "rate." The change in interest income/expense attributable to volume reflects the change in volume multiplied by the prior year's rate and the change in interest income/expense attributable to rate reflects the change in rates multiplied by the prior year's volume. The changes in interest income and expense which are not attributable specifically to either volume or rate are allocated ratably between the two categories.

        The following table presents, for the years indicated, changes in interest income and expense and the amount of change attributable to changes in volume and rate:

	2011 Compared to 2010			2010 Compared to 2009
		Increase (Decrease) Due to			Increase (Decrease) Due to
	Total Increase (Decrease)			Total Increase (Decrease)
		Volume	Rate		Volume	Rate
	(In thousands)
Interest Income:
Loans	$(4,993)	$(21,122)	$16,129	$6,637	$(2,721)	$9,358
Investment securities	10,221	13,772	(3,551)	13,595	15,394	(1,799)
Deposits in financial institutions	(228)	(234)	6	178	214	(36)

Total interest income	5,000	(7,584)	12,584	20,410	12,887	7,523

Interest Expense:
Interest checking deposits	(488)	84	(572)	(489)	269	(758)
Money market deposits	(4,273)	(27)	(4,246)	(2,138)	2,547	(4,685)
Savings deposits	(23)	52	(75)	(21)	15	(36)
Time deposits	(804)	(1,361)	557	(3,031)	5,194	(8,225)

Total interest-bearing deposits	(5,588)	(1,252)	(4,336)	(5,679)	8,025	(13,704)
Borrowings	(2,055)	(3,006)	951	(6,371)	(6,383)	12
Subordinated debentures	(671)	(12)	(659)	(821)	(10)	(811)

Total interest expense	(8,314)	(4,270)	(4,044)	(12,871)	1,632	(14,503)

Net interest income	$13,314	$(3,314)	$16,628	$33,281	$11,255	$22,026

        The following table presents the impact on the net interest margin of accelerated accretion of discounts on covered loan payoffs and loans being placed on or removed from nonaccrual status for the years indicated:

	Year Ended December 31,
	2011	2010	2009
Net interest margin as reported	5.26%	5.02%	4.79%
Less:
Accelerated accretion of purchase discounts on covered loan payoffs	0.18%	0.10%	—
Nonaccrual loan interest	0.01%	(0.02)%	(0.09)%

Net interest margin as adjusted	5.07%	4.94%	4.88%

  2011 Compared to 2010

        Our net interest income and net interest margin are driven by the combination of our loan and securities volume, asset yield, high proportion of demand deposit balances to total deposits, and disciplined deposit pricing.

        The $13.3 million growth in net interest income for 2011 compared to 2010 was due to a $5.0 million increase in interest income and an $8.3 million decline in interest expense. The increase in interest income was due mainly to purchases of investment securities and a higher yield on average loans, offset partially by lower average loans and a lower yield on average securities. The loan yield, earning asset yield and net interest margin are all affected by loans being placed on or removed from nonaccrual status and the acceleration of purchase discounts on covered loan pay-offs; the combination of these items increased interest income $9.5 million and positively impacted the net interest margin 19 basis points in 2011. For 2010, these items increased interest income $4.1 million and increased the net interest margin 8 basis points. Accelerated accretion of purchase discounts on covered loan payoffs positively impacted the net interest margin by 18 basis points and 10 basis points for 2011 and 2010, respectively.

        The decline in interest expense was due to a lower average rate on money market deposits, lower average time deposits and lower average borrowings as $260 million of FHLB advances were repaid in the first half of 2010 and another $50 million were repaid in December 2010. Our overall cost of average deposits was 0.45% for 2011 compared to 0.59% for 2010. Noninterest-bearing demand deposits averaged $1.6 billion, or 36% of total average deposits for 2011 compared to $1.4 billion, or 32% of total average deposits for 2010.

        The net interest margin for 2011 was 5.26%, an increase of 24 basis points when compared to 2010. The increase was due to a higher yield on loans, lower costs for money market deposits and subordinated debentures, and a lower average balance of FHLB advances. This was offset partially by a shift in the mix of average interest-earning assets to lower yielding investment securities from higher yielding loans. Average interest-earning assets increased $21.8 million due mostly to a $424.9 million increase in average investment securities while average loans decreased $313.3 million.

  2010 Compared to 2009

        The $33.3 million growth in net interest income for 2010 compared to 2009 was due to a $20.4 million increase in interest income and a $12.9 million decline in interest expense. The increase in interest income was due to higher average balances of investment securities from the purchase of $627.9 million of government-sponsored entity pass through securities during 2010, the interest-earning assets from the Los Padres and Affinity acquisitions, and a higher average yield on loans. The impact from loans being placed on or removed from nonaccrual status and the acceleration of purchase discounts on covered loan pay-offs was a $4.1 million increase to interest income and an 8 basis point increase in the net interest margin for 2010. For 2009, these items reduced interest income $4.1 million and decreased the net interest margin 9 basis points.

        The decline in interest expense was due mainly to lower rates paid on deposits and lower average borrowings. Our overall cost of average deposits was 0.59% for 2010 compared to 0.88% for 2009. Noninterest-bearing demand deposits averaged $1.2 billion, or 35% of total average deposits for 2009.

        The net interest margin for 2010 was 5.02%, an increase of 23 basis points when compared to 2009. The increase is due mostly to a higher yield on average loans and lower funding costs, due principally to lower rates paid on deposits and lower average borrowings. Accelerated accretion of purchase discounts on covered loan payoffs positively impacted the net interest margin by 10 basis points for 2010; there was no impact for 2009.

  Provision for Credit Losses

        The following table presents the details of the provision for credit losses, the related year-over-year increases and decreases, and allowance for credit losses data for the years indicated:

	Year Ended December 31,
	2011	Increase (Decrease)	2010	Increase (Decrease)	2009
	(Dollars in thousands)
Provision For Credit Losses:
Addition to allowance for loan losses	$10,505	$(168,373)	$178,878	$37,268	$141,610
Addition (reduction) to reserve for unfunded loan commitments	2,795	2,681	114	(176)	290

Total provision for non-covered loans	13,300	(165,692)	178,992	37,092	141,900
Provision for covered loans	13,270	(20,230)	33,500	15,500	18,000

Total provision for credit losses	$26,570	$(185,922)	$212,492	$52,592	$159,900

Allowance for Credit Losses Data:
Net charge-offs on non-covered loans	$23,845	$(175,097)	$198,942	$112,530	$86,412
Charge-offs on classified loans sold	—	(144,647)	144,647	144,647	—
Allowance for loan losses (year-end)	85,313	(13,340)	98,653	(20,064)	118,717
Allowance for credit losses (year-end)	93,783	(10,545)	104,328	(19,950)	124,278
Allowance for credit losses to non-covered loans, net of unearned income (year-end)	3.34%		3.30%		3.35%
Allowance for credit losses to non-covered nonaccrual loans (year-end)	161.0%		110.8%		51.8%
Net charge-off ratios:
Net charge-offs to non-covered average loans	0.81%		5.94%		2.22%
Net charge-offs, excluding charge-offs on classified loans sold, to non-covered average loans	0.81%		1.62%		2.22%

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

        We made provisions for credit losses totaling $26.6 million during 2011, $212.5 million during 2010, and $159.9 million during 2009. The 2011 provision for credit losses was comprised of a $10.5 million addition to the allowance for loan losses on the non-covered loan portfolio, a $13.3 million addition to the covered loan allowance for credit losses, and a $2.8 million addition to the reserve for unfunded loan commitments.

        The 2010 provision for credit losses was comprised of a $179.0 million addition to the allowance for loan losses on the non-covered loan portfolio, a $33.5 million addition to the covered loan allowance for credit losses, and a $114,000 addition to the reserve for unfunded loan commitments. The 2010 provision for credit losses on non-covered loans includes $85.7 million related to $398.5 million of classified loans sold in 2010.

        The 2009 provision for credit losses was composed of a $141.6 million addition to the allowance for loan losses on the non-covered loan portfolio, an $18.0 million addition to the covered loan allowance for credit losses and a $290,000 addition to the reserve for unfunded loan commitments.

        Net charge-offs on non-covered loans decreased by $175.1 million to $23.8 million when compared to 2010. The net charge-offs for 2010 included $144.6 million related to the sales of $398.5 million in classified loans.

        The allowance for credit losses on the non-covered loan portfolio totaled $93.8 million, or 3.34% of non-covered loans, net of unearned income, at December 31, 2011. The allowance for credit losses on the non-covered loan portfolio totaled $104.3 million, or 3.30% of non-covered loans, net of unearned income, at December 31, 2010. Of these amounts, the allowance for loan losses totaled $85.3 million at December 31, 2011 and $98.6 million at December 31, 2010.

        Under the terms of our loss sharing agreements, the FDIC will absorb 80% of the losses on the covered loans. As a result, the effect on pre-tax earnings was 20% of the provision for covered loans as we recorded 80% of this provision as an offset in FDIC loss sharing income. The provisions for credit losses on covered loans for 2011, 2010 and 2009 were $13.3 million, $33.5 million and $18.0 million, respectively. The increase in the provision for 2010 compared to 2009 reflects the additional covered loans from the Los Padres acquisition.

        Increased provisions for credit losses may be required in the future based on loan and unfunded commitment growth, the effect changes in economic conditions, such as inflation, unemployment, market interest rate levels, and real estate values may have on the ability of our borrowers to repay their loans, and other negative conditions specific to our borrowers' businesses. See "—Critical Accounting Policies," "—Financial Condition—Allowance for Credit Losses on Non-Covered Loans," "—Financial Condition—Allowance for Credit Losses on Covered Loans," and Note 1(h), Nature of Operations and Summary of Significant Accounting Policies—Impaired Loans and Allowances for Credit Losses, and Note 6, Loans, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

  Noninterest Income

        The following table presents the details of noninterest income and related year-over-year increases and decreases for the years indicated:

	Year Ended December 31,
	2011	Increase (Decrease)	2010	Increase (Decrease)	2009
	(In thousands)
Noninterest Income:
Service charges on deposit accounts	$13,829	$2,268	$11,561	$(447)	$12,008
Other commissions and fees	7,616	325	7,291	340	6,951
Other-than-temporary-impairment loss on securities	—	874	(874)	(874)	—
Increase in cash surrender value of life insurance	1,443	3	1,440	(139)	1,579
FDIC loss sharing income, net	7,776	(15,008)	22,784	6,470	16,314
Gain from Affinity acquisition	—	—	—	(66,989)	66,989
Other income	762	(274)	1,036	(1,030)	2,066

Total noninterest income	$31,426	$(11,812)	$43,238	$(62,669)	$105,907

        The following table presents the details of FDIC loss sharing income, net for the years indicated:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
FDIC Loss Sharing Income, Net:
Gain (loss) on indemnification asset(1)	$10,829	$25,010	$15,100
Loan recoveries shared with FDIC	(5,513)	(4,437)	—
Net reimbursement from FDIC for covered OREO write-downs and sales	2,416	1,512	1,214
Other	44	699	—

Total FDIC loss sharing income, net	$7,776	$22,784	$16,314

(1)
Includes (a) increases related to covered loan loss provisions and (b) decreases for loss share asset amortization and write-offs for covered loans resolved or expected to be resolved at amounts higher than their carrying value.

  2011 Compared to 2010

        Noninterest income declined by $11.8 million to $31.4 million during the year ended December 31, 2011 compared to the same period last year. This reduction was attributable to the $15.0 million decrease in FDIC loss sharing income, due mostly to the lower provision for credit losses on covered loans. In addition to including the FDIC's share of losses and recoveries on covered assets, FDIC loss sharing income also includes reductions of the FDIC loss sharing asset when the estimated amount of losses collectible from the FDIC decreases. This occurs when expected cash flows on covered loan pools improve during a reporting period causing the carrying value of the FDIC loss sharing asset to be reduced. Service charges on deposit accounts increased due primarily to the growth in service charges on checking accounts and account analysis fees. In 2010 we recognized an $874,000 other-than-temporary impairment loss on one covered investment security due to deteriorating cash flows and significant delinquency of the underlying loan collateral. The 2010 impairment loss was offset partially by related FDIC loss sharing income of $699,000. There were no such impairments or impairment-related loss sharing income in 2011.

  2010 Compared to 2009

        Noninterest income declined in 2010 to $43.2 million from the $105.9 million earned in 2009. The $62.7 million decrease was due mainly to the $67.0 million gain on the Affinity acquisition recorded in August 2009; there was no similar gain in 2010. The 2010 overall decline compared to 2009 was offset partially by an increase of $6.5 million in FDIC loss sharing income to $22.8 million. The increase in FDIC loss sharing income for 2010 was attributable mostly to the FDIC's share of the $15.5 million increase in the provision for credit losses on covered loans. Another factor contributing to the decline in noninterest income was an $874,000 other-than-temporary impairment loss recognized in 2010. This impairment loss was offset partially by related FDIC loss sharing income of $699,000. Service charges on deposit accounts decreased $447,000 due mostly to a decrease in NSF handling fees because fewer checks were drawn against accounts with insufficient funds. The decline in other income is attributed to the receipt of a death benefit in 2009; there were no such benefits received in 2010.

  Noninterest Expense

        The following table presents the details of noninterest expense and related increases and decreases for the years indicated:

	Year Ended December 31,
	2011	Increase (Decrease)	2010	Increase (Decrease)	2009
	(In thousands)
Noninterest Expense:
Compensation	$86,800	$(683)	$87,483	$9,310	$78,173
Occupancy	28,685	1,046	27,639	1,256	26,383
Data processing	8,964	426	8,538	1,592	6,946
Other professional services	8,986	1,151	7,835	1,521	6,314
Business development	2,321	(142)	2,463	(78)	2,541
Communications	3,011	(318)	3,329	397	2,932
Insurance and assessments	7,171	(2,514)	9,685	380	9,305
Non-covered other real estate owned, net	7,010	(5,300)	12,310	(9,259)	21,569
Covered other real estate owned, net	3,666	1,206	2,460	707	1,753
Intangible asset amortization	8,428	(1,214)	9,642	95	9,547
Acquisition costs	600	(132)	732	132	600
Other expense	14,351	(2,336)	16,687	3,546	13,141

Total noninterest expense	$179,993	$(8,810)	$188,803	$9,599	$179,204

        The following tables present the components of non-covered and covered OREO expense, net for the years indicated:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Non-Covered OREO Expense:
Provision for losses	$5,026	$12,271	$16,277
Maintenance costs	2,177	2,065	3,999
(Gain) loss on sale	(193)	(2,026)	1,293

Total non-covered OREO expense, net	$7,010	$12,310	$21,569

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Covered OREO Expense:
Provision for losses	$11,968	$5,389	$1,518
Maintenance costs	645	570	220
(Gain) loss on sale	(8,947)	(3,499)	15

Total covered OREO expense, net	$3,666	$2,460	$1,753

  2011 Compared to 2010

        Noninterest expense declined by $8.8 million to $180.0 million for 2011. This reduction was attributable to decreases in non-covered net OREO costs, insurance and assessments expense, other expense, intangible asset amortization, and compensation expense, offset partially by increases in covered OREO costs, other professional services, and occupancy expense. Non-covered OREO costs declined $5.3 million due to lower write-downs of $7.2 million, offset by lower gains on sales of $1.8 million. Insurance and assessment costs decreased $2.5 million due to a reduction in FDIC deposit insurance costs. Other expense declined $2.3 million due mostly to $2.7 million in penalties for early repayment of $175 million in FHLB advances in 2010; there were no FHLB prepayment penalties in 2011. Intangible asset amortization decreased $1.2 million due mainly to $9.2 million of core deposit and customer relationship intangibles becoming fully amortized in 2011. Compensation expense declined $683,000 due primarily to a decrease in amortization of restricted stock. Included in compensation expense for 2011 was an $885,000 charge in the fourth quarter for a staff reduction, which is expected to result in annual savings of $2.4 million. Covered OREO costs increased by $1.2 million due to higher write-downs, which were offset by higher gains on sales. The increase in other professional services was due to higher legal costs for ongoing credit work-outs. For acquisitions completed after January 1, 2009, acquisition related costs, such as legal, accounting valuation and other professional fees, necessary to effect a business combination, are charged to earnings in periods in which the costs are incurred. We incurred and charged to expense approximately $600,000 and $732,000 of such costs in 2011 and 2010, respectively. Occupancy costs grew $1.0 million due to lease renewal activity and the inclusion for a full year of occupancy costs related to the branches added in the Los Padres acquisition, which was completed in August 2010. Initially we acquired 14 branches, and through branch consolidations, ended 2011 with eight former Los Padres branches.

        Noninterest expense includes (i) amortization of time-based restricted stock, which vests either in increments over a three to five year period or at the end of such period and is included in compensation expense and (ii) intangible asset amortization, which is related to customer deposit and customer relationship intangible assets. Amortization of restricted stock totaled $7.6 million and $8.5 million for the years ended December 31, 2011 and 2010. Intangible asset amortization was $8.4 million and $9.6 million for 2011 and 2010.

  2010 Compared to 2009

        Noninterest expense increased $9.6 million year-over-year to $188.8 million for 2010. The growth in most expense categories was due primarily to higher overhead costs related to the Affinity and Los Padres acquisitions. Compensation increased $9.3 million due to the acquisitions and severance costs. Excluding employees gained in the Los Padres acquisition, we reduced our workforce by approximately 5% and paid $1.0 million in severance at the end of the third quarter of 2010. Occupancy costs increased $1.3 million due mostly to the 10 branches added in the Affinity acquisition and 14 branches added in the Los Padres acquisition. Other professional services increased $1.5 million due mostly to higher legal costs related to loan workout activity and consulting fees for various strategic initiatives. For our successful acquisition activity, we incurred and charged to expense $732,000 and $600,000 of professional services fees which are separately categorized as acquisition costs. Other expense increased $3.5 million due mostly to a $1.2 million increase in loan-related costs, $2.7 million in penalties for early repayment of $175 million in FHLB advances in 2010, and lower reorganization charges of $1.2 million. There were no FHLB prepayment penalties in 2009. The elevated loan-related costs were attributed to ongoing workout efforts. The 2009 reorganization charges totaled $1.2 million and related to a first quarter staff reduction, premises costs for the closing of two banking offices in the second quarter, and additional rent for a discontinued acquired office. OREO costs declined $8.6 million due mostly to higher net gains on sales and lower write-downs and costs in 2010.

        Amortization of restricted stock totaled $8.5 million and $8.2 million for the years ended December 31, 2010 and 2009. Intangible asset amortization was $9.6 million and $9.5 million for 2010 and 2009.

  Income Taxes

        Effective income tax rates were 42.1%, 43.0%, and 45.5% for the years ended December 31, 2011, 2010, and 2009, respectively. The difference in the effective tax rates between the annual periods relates mainly to the level of tax credits and tax deductions and the amount of tax exempt income recorded in each of the years. For further information on income taxes, see Note 14, Income Taxes, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Financial Condition

        The following tables present our total gross loan portfolio by segment, showing the non-covered and covered components, as of the dates indicated:

	December 31, 2011
	Total Loans		Non-Covered Loans		Covered Loans(1)
Loan Segment	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage	$2,718,822	75%	$1,982,464	70%	$736,358	91%
Real estate construction	159,977	4%	113,059	4%	46,918	6%
Commercial	697,549	19%	671,939	24%	25,610	3%
Consumer	24,446	1%	23,711	1%	735	—
Foreign	20,932	1%	20,932	1%	—	—

Total gross loans	$3,621,726	100%	$2,812,105	100%	$809,621	100%

	December 31, 2010
	Total Loans		Non-Covered Loans		Covered Loans(1)
Loan Segment	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage	$3,194,031	76%	$2,274,733	72%	$919,298	87%
Real estate construction	271,219	6%	179,479	5%	91,740	9%
Commercial	704,313	17%	663,557	21%	40,756	4%
Consumer	26,005	1%	25,058	1%	947	—
Foreign	22,608	—	22,608	1%	—	—

Total gross loans	$4,218,176	100%	$3,165,435	100%	$1,052,741	100%

(1)
Excludes purchase discount.

        The following table presents our total real estate mortgage loan portfolio, showing the non-covered and covered components, as of December 31, 2011:

	December 31, 2011
	Total Loans		Non-Covered Loans		Covered Loans(1)
Loan Category	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$401,249	14.8%	$367,494	18.5%	$33,755	4.6%
Retail	401,166	14.8%	286,691	14.5%	114,475	15.5%
Office buildings	367,841	13.5%	290,074	14.6%	77,767	10.6%
Owner-occupied	251,144	9.2%	226,307	11.4%	24,837	3.4%
Hotel	147,346	5.4%	144,402	7.3%	2,944	0.4%
Healthcare	148,476	5.5%	131,625	6.6%	16,851	2.3%
Mixed use	61,672	2.3%	53,855	2.7%	7,817	1.1%
Gas station	39,716	1.5%	33,715	1.7%	6,001	0.8%
Self storage	75,941	2.8%	23,148	1.2%	52,793	7.2%
Restaurant	25,081	0.9%	22,549	1.1%	2,532	0.3%
Land acquisition/development	14,015	0.5%	14,015	0.7%	—	—
Unimproved land	3,121	0.1%	1,369	0.1%	1,752	0.2%
Other	223,039	8.2%	206,504	10.4%	16,535	2.2%

Total commercial real estate mortgage	2,159,807	79.4%	1,801,748	90.9%	358,059	48.6%

Residential real estate mortgage:
Multi-family	344,499	12.7%	93,866	4.7%	250,633	34.0%
Single family owner-occupied	127,457	4.7%	32,209	1.6%	95,248	12.9%
Single family nonowner-occupied	44,965	1.7%	19,341	1.0%	25,624	3.5%
Home equity lines of credit	42,094	1.5%	35,300	1.8%	6,794	0.9%

Total residential real estate
mortgage	559,015	20.6%	180,716	9.1%	378,299	51.4%

Total gross real estate mortgage loans	$2,718,822	100.0%	$1,982,464	100.0%	$736,358	100.0%

(1)
Excludes purchase discount.

  Non-Covered Loans

        The following table presents the balance of each major category of non-covered loans as of the dates indicated:

	December 31,
	2011		2010		2009		2008		2007
Loan Segment	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage	$1,982,464	70%	$2,274,733	72%	$2,423,712	65%	$2,473,089	62%	$2,280,963	58%
Real estate construction	113,059	4%	179,479	5%	440,286	12%	579,884	15%	717,419	18%
Commercial	671,939	24%	663,557	21%	781,003	21%	845,410	21%	852,279	22%
Consumer	23,711	1%	25,058	1%	32,138	1%	44,938	1%	49,943	1%
Foreign(2):
Commercial	19,531	1%	21,057	1%	34,524	1%	50,918	1%	56,916	1%
Other	1,401	—	1,551	—	1,719	—	2,245	—	1,206	—

Total gross non-covered loans	2,812,105	100%	3,165,435	100%	3,713,382	100%	3,996,484	100%	3,958,726	100%

Less: unearned income	(4,392)		(4,380)		(5,999)		(8,593)		(9,508)

Loans, net of unearned income	2,807,713		3,161,055		3,707,383		3,987,891		3,949,218
Less: allowance for loan losses	(85,313)		(98,653)		(118,717)		(63,519)		(52,557)

Total net non-covered loans	$2,722,400		$3,062,402		$3,588,666		$3,924,372		$3,896,661

Loans held for sale(1)	$—		$—		$—		$—		$63,565

(1)
Loans held for sale, consisting of SBA 504 and 7(a) loans, were transferred into the regular portfolio during the second quarter of 2008.

(2)
Denominated in U.S. dollars and collateralized by assets located in the United States or guaranteed or insured by businesses located in the United States.

        During 2011, gross non-covered loans declined $353.3 million due to repayments and resolution activities. The Bank continues to selectively generate loans and renew maturing loans that meet our credit quality and pricing standards and which will contribute positively to profitability and net interest margin.

        During 2010, gross non-covered loans declined $547.9 million due primarily to $398.5 million in non-covered classified loans sold during the year. The decline was offset partially by the $234.1 million purchase of performing loans in July 2010.

        The strategic decision to sell the non-covered classified loans was made specifically to reduce credit risk in order to strengthen the Bank's balance sheet and to be able to continue to participate in bidding on FDIC-assisted acquisitions. Such sales resulted in immediate reductions of non-covered classified loans and improved credit quality metrics as the loans sold included $128.1 million in nonaccrual loans and $148.8 million in performing restructured loans. The loans were sold for cash of $254.6 million and were completed on a servicing-released basis and without recourse to Pacific Western Bank. All of the loans sold were originated by Pacific Western Bank and none were covered loans acquired in our FDIC-assisted acquisitions. These sales resulted in a charge-off to the allowance for credit losses of $143.9 million, of which $58.2 million had been previously allocated to the loans sold through our allowance methodology and $85.7 million represented the market discount necessary for the loans to be sold to the buyer. The decisions to enter into these transactions were made shortly before the sale dates and after the immediately preceding reporting periods. Therefore, the loans were not accounted for as being held for sale prior to the transaction.

        The following table presents the details of the non-covered real estate construction category, which includes loans secured by commercial and residential real estate, as of the dates indicated:

	December 31,
	2011		2010
Loan Category	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate construction:
Unimproved land	$27,434	24.3%	$32,740	18.2%
Retail	19,468	17.2%	21,020	11.7%
Industrial/warehouse	18,786	16.6%	11,329	6.3%
Self storage	13,037	11.5%	13,191	7.3%
Office buildings	5,223	4.6%	3,805	2.1%
Land acquisition/development	3,211	2.8%	16,983	9.5%
Owner-occupied	476	0.4%	2,000	1.1%
Healthcare	—	—	4,305	2.4%
Other	7,755	6.9%	9,063	5.0%

Total commercial real estate construction	95,390	84.4%	114,436	63.8%

Residential real estate construction:
Unimproved land	11,097	9.8%	36,704	20.5%
Multi-family	2,993	2.6%	25,831	14.4%
Land acquisition/development	2,262	2.0%	1,482	0.8%
Single family nonowner-occupied	427	0.4%	1,026	0.6%
Single family owner-occupied	890	0.8%	—	—

Total residential real estate construction	17,669	15.6%	65,043	36.2%

Total gross non-covered real estate construction loans	$113,059	100.0%	$179,479	100.0%

        Our largest loan portfolio concentration is the non-covered real estate mortgage category, which includes loans secured by commercial and residential real estate. The following table presents our non-covered real estate mortgage loan portfolio, excluding foreign loans, as of the dates indicated:

	December 31,
	2011		2010
Loan Category	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$367,494	18.5%	$432,263	19.0%
Retail	286,691	14.5%	374,027	16.4%
Office buildings	290,074	14.6%	350,192	15.4%
Owner-occupied	226,307	11.4%	263,603	11.6%
Hotel	144,402	7.3%	156,652	6.9%
Healthcare	131,625	6.6%	102,227	4.5%
Mixed use	53,855	2.7%	57,230	2.5%
Gas station	33,715	1.7%	38,502	1.7%
Self storage	23,148	1.2%	26,432	1.2%
Restaurant	22,549	1.1%	26,463	1.2%
Land acquisition/development	14,015	0.7%	9,649	0.4%
Unimproved land	1,369	0.1%	1,494	0.1%
Other	206,504	10.4%	250,030	11.0%

Total commercial real estate mortgage	1,801,748	90.9%	2,088,764	91.8%

Residential real estate mortgage:
Multi-family	93,866	4.7%	81,880	3.6%
Single family owner-occupied	32,209	1.6%	38,025	1.7%
Single family nonowner-occupied	19,341	1.0%	26,618	1.2%
Home equity lines of credit	35,300	1.8%	38,823	1.7%
Unimproved land	—	—	623	—

Total residential real estate mortgage	180,716	9.1%	185,969	8.2%

Total gross non-covered real estate mortgage loans	$1,982,464	100.0%	$2,274,733	100.0%

        The largest subset of the "Other" commercial real estate mortgage category is for fixed base operators at airports with a balance of $40.2 million, or 19.5%, of the total.

  Covered Loans

  Los Padres Bank Acquisition

        On August 20, 2010, we acquired certain assets of Los Padres Bank, including all loans, and assumed substantially all of its liabilities, including all deposits, from the FDIC in an FDIC-assisted acquisition, which we refer to as the Los Padres acquisition. We entered into a loss sharing agreement with the FDIC, whereby the FDIC agreed to cover a substantial portion of any future losses on acquired loans, with the exception of consumer loans, and other real estate owned. Under the terms of such loss sharing agreement, the FDIC is obligated to reimburse the Bank for 80% of losses with respect to the covered assets. The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Bank 80% reimbursement under the loss sharing agreement. The loss sharing provisions for single family covered assets and commercial (non-single family) covered assets are in effect for 10 years and 5 years, respectively, from the acquisition date, and the loss recovery provisions are in effect for 10 years and 8 years, respectively, from the acquisition date.

  Affinity Bank Acquisition

        On August 28, 2009, Pacific Western Bank acquired certain assets and liabilities of Affinity Bank from the FDIC in an FDIC-assisted transaction. We entered into a loss sharing agreement with the FDIC, whereby the FDIC agreed to cover a substantial portion of any future losses on acquired loans, other real estate owned and certain investment securities. Under the terms of such loss sharing agreement, the FDIC will absorb 80% of losses and receive 80% of loss recoveries on the first $234 million of losses on covered assets and absorb 95% of losses and receive 95% of loss recoveries on covered assets exceeding $234 million. The loss sharing provisions are in effect for 5 years for commercial assets (non-residential loans, OREO and certain securities) and 10 years for residential loans from the August 28, 2009 acquisition date. The loss recovery provisions are in effect for 8 years for commercial assets and 10 years for residential loans from the acquisition date.

        We refer to the loans acquired in the Los Padres and Affinity acquisitions and subject to the loss sharing agreements as "covered loans." We refer to the acquired assets subject to the loss sharing agreements collectively as "covered assets."

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

        The following table reflects the carrying values of the covered loans as of the dates indicated:

	December 31,
	2011		2010
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$2,944	—	$2,998	—
Other	733,414	91%	916,300	87%

Total real estate mortgage	736,358	91%	919,298	87%

Real estate construction:
Residential	21,521	3%	44,637	4%
Commercial	25,397	3%	47,103	5%

Total real estate construction	46,918	6%	91,740	9%

Commercial:
Collateralized	24,808	3%	37,973	4%
Unsecured	802	—	1,202	—
Asset-based	—	—	1,581	—

Total commercial	25,610	3%	40,756	4%

Consumer	735	—	947	—

Total gross covered loans	809,621	100%	1,052,741	100%

Discount	(75,323)		(110,901)
Allowance for loan losses	(31,275)		(33,264)

Covered loans, net	$703,023		$908,576

        The following table presents our gross covered real estate mortgage loan portfolio as of December 31, 2011 (the information in this format as of December 31, 2010 is not available):

	December 31, 2011
Loan Category	Amount	% of Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$33,755	4.6%
Retail	114,475	15.5%
Office buildings	77,767	10.6%
Owner-occupied	24,837	3.4%
Hotel	2,944	0.4%
Healthcare	16,851	2.3%
Mixed use	7,817	1.1%
Gas station	6,001	0.8%
Self storage	52,793	7.2%
Restaurant	2,532	0.3%
Unimproved land	1,752	0.2%
Other	16,535	2.2%

Total commercial real estate mortgage	358,059	48.6%

Residential real estate mortgage:
Multi-family	250,633	34.0%
Single family owner-occupied	95,248	12.9%
Single family nonowner-occupied	25,624	3.5%
Home equity lines of credit	6,794	0.9%

Total residential real estate mortgage	378,299	51.4%

Total gross covered real estate mortgage loans	$736,358	100.0%

        We account for loans under ASC Subtopic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("acquired impaired loan accounting") when (i) we acquire loans deemed to be impaired when there is evidence of credit deterioration since the origination and it is probable at the date of acquisition that we would be unable to collect all contractually required payments and (ii) as a general policy election for non-impaired loans that we acquire in a distressed bank acquisition. We may refer to acquired loans accounted for under ASC 310-30 as "acquired impaired loans." In connection with the Affinity acquisition, we applied acquired impaired loan accounting to all of the covered loans. In connection with the Los Padres acquisition, we applied acquired impaired loan accounting to all of the covered loans except the revolving credit agreements, mainly home equity loans and commercial asset-based lines of credit, where the borrower had revolving privileges; we accounted for such loans in accordance with accounting requirements for purchased non-impaired loans. GAAP excludes revolving credit agreements, such as home equity lines and credit card loans, from acquired impaired loan accounting requirements.

        For acquired impaired loans, we (i) calculated the contractual amount and timing of undiscounted principal and interest payments (the "undiscounted contractual cash flows") and (ii) estimated the amount and timing of undiscounted expected principal and interest payments (the "undiscounted expected cash flows"). Under acquired impaired loan accounting, the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents an estimate of the loss exposure of principal and interest related to the covered acquired impaired loan portfolios; such amount is subject to change over time based on the performance of such covered loans. The carrying value of covered acquired impaired loans is reduced by payments received, both principal and interest, and increased by the portion of the accretable yield recognized as interest income.

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

        The following table summarizes the changes in the carrying amount of covered acquired impaired loans and accretable yield on those loans for the periods indicated:

	Covered Acquired Impaired Loans
	Carrying Amount	Accretable Yield
	(In thousands)
Balance, December 31, 2008	$—	$—
Addition from the Affinity acquisition	675,616	(248,174)
Accretion	17,622	17,622
Payments received	(53,552)	—
Decrease in expected cash flows, net	—	4,106
Provision for credit losses	(18,000)	—

Balance, December 31, 2009	621,686	(226,446)
Addition from the Los Padres acquisition	405,619	(144,168)
Accretion	52,539	52,539
Payments received	(166,858)	—
Decrease in expected cash flows, net	—	27,410
Provision for credit losses	(33,500)	—

Balance, December 31, 2010	879,486	(290,665)
Accretion	65,282	65,282
Payments received	(254,484)	—
Increase in expected cash flows, net	—	(33,882)
Provision for credit losses	(13,270)	—

Balance, December 31, 2011	$677,014	$(259,265)

        The table above excludes the purchased non-impaired loans from the Los Padres acquisition, which totaled $26.0 million and $29.1 million at December 31, 2011 and 2010, respectively.

  Loan Interest Rate Sensitivity

        The following table presents contractual maturity and repricing information for the indicated covered and non-covered loans at December 31, 2011:

	Repricing or Maturing In
Loan Segment	One Year Or Less	Over One to Five Years	Over Five Years	Total
	(In thousands)
Non-covered:
Real estate mortgage	$337,446	$960,492	$684,526	$1,982,464
Real estate construction	93,330	18,097	1,632	113,059
Commercial	411,683	197,671	62,585	671,939
Consumer	17,849	3,438	2,424	23,711
Foreign	18,430	1,179	1,323	20,932

Total non-covered	878,738	1,180,877	752,490	2,812,105
Covered	395,858	215,098	123,342	734,298

Total	$1,274,596	$1,395,975	$875,832	$3,546,403

        The following table presents the interest rate profile of covered and non-covered loans due after one year for the indicated non-covered loan categories at December 31, 2011:

	Due After One Year
Loan Segment	Fixed Rate	Floating Rate	Total
	(In thousands)
Non-covered:
Real estate mortgage	$1,107,560	$537,458	$1,645,018
Real estate construction	8,882	10,847	19,729
Commercial	161,547	98,709	260,256
Consumer	4,412	1,450	5,862
Foreign	2,199	303	2,502

Total non-covered	1,284,600	648,767	1,933,367
Covered	163,473	174,967	338,440

Total	$1,448,073	$823,734	$2,271,807

  Allowance for Credit Losses on Non-Covered Loans

        For a discussion of our policy and methodology on the allowance for credit losses on non-covered loans, see "—Critical Accounting Policies—Allowance for Credit Losses on Non-Covered Loans." For further information on the allowance for credit losses on non-covered loans, see Note 6, Loans, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

        The following table presents the balance of our allowance for credit losses and certain credit quality measures as of the dates indicated:

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Allowance for loan losses(1)	$85,313	$98,653	$118,717	$63,519	$52,557
Reserve for unfunded loan commitments(1)	8,470	5,675	5,561	5,271	8,471

Allowance for credit losses	$93,783	$104,328	$124,278	$68,790	$61,028

Allowance for credit losses to non-covered loans, net of unearned income	3.34%	3.30%	3.35%	1.72%	1.55%
Allowance for credit losses to non-covered nonaccrual loans	161.0%	110.8%	51.8%	108.4%	271.6%
Allowance for credit losses to non-covered nonperforming assets	87.9%	87.1%	43.9%	65.7%	242.1%

(1)
Applies only to non-covered loans.

        The following table presents the changes in our allowance for loan losses for the years indicated:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Allowance for loan losses, beginning of year	$98,653	$118,717	$63,519	$52,557	$52,908
Loans charged off:
Real estate mortgage	(10,180)	(117,029)	(46,047)	(2,617)	(454)
Real estate construction	(6,886)	(63,590)	(28,542)	(24,998)	(660)
Commercial	(10,072)	(18,548)	(11,982)	(7,664)	(2,091)
Consumer	(1,422)	(3,749)	(1,180)	(3,947)	(166)
Foreign	—	(306)	(368)	(349)	(1,414)

Total loans charged off(1)	(28,560)	(203,222)	(88,119)	(39,575)	(4,785)

Recoveries on loans charged off:
Real estate mortgage	513	1,222	503	412	163
Real estate construction	1,025	708	461	88	—
Commercial	1,668	1,652	548	971	1,591
Consumer	1,394	565	151	47	122
Foreign	115	133	44	19	73

Total recoveries on loans charged off	4,715	4,280	1,707	1,537	1,949

Net charge-offs	(23,845)	(198,942)	(86,412)	(38,038)	(2,836)
Provision for loan losses	10,505	178,878	141,610	49,000	2,800
Reduction for loans sold	—	—	—	—	(2,461)
Additions due to acquisitions	—	—	—	—	2,146

Allowance for loan losses, end of year	$85,313	$98,653	$118,717	$63,519	$52,557

Allowance for loan losses as a percentage of non-covered loans, net of unearned income	3.04%	3.12%	3.20%	1.59%	1.33%

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

        The following table presents the changes in our reserve for unfunded loan commitments for the years indicated:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Reserve for unfunded loan commitments, beginning of year	$5,675	$5,561	$5,271	$8,471	$8,271
Provision (recovery)	2,795	114	290	(3,200)	200

Reserve for unfunded loan commitments, end of year	$8,470	$5,675	$5,561	$5,271	$8,471

        The following table presents the allowance for loan losses by portfolio segment as of the dates indicated:

	Allowance for Loan Losses by Portfolio Segment
	Real Estate Mortgage	Real Estate Construction	Commercial	Consumer	Foreign	Total
	(Dollars in thousands)
December 31, 2011
Allowance for loan losses	$50,205	$8,697	$23,308	$2,768	$335	$85,313
% of loans to total loans	70%	4%	24%	1%	1%	100%
December 31, 2010
Allowance for loan losses	$51,657	$8,766	$33,229	$4,652	$349	$98,653
% of loans to total loans	72%	5%	21%	1%	1%	100%
December 31, 2009
Allowance for loan losses	$58,241	$39,934	$17,710	$2,021	$811	$118,717
% of loans to total loans	65%	12%	21%	1%	1%	100%
December 31, 2008
Allowance for loan losses	$21,732	$22,166	$16,868	$1,672	$1,081	$63,519
% of loans to total loans	62%	15%	21%	1%	1%	100%
December 31, 2007
Allowance for loan losses	$20,787	$18,668	$11,149	$476	$1,477	$52,557
% of loans to total loans	58%	18%	22%	1%	1%	100%

        At December 31, 2011, the portion of the allowance allocated to individual portfolio segments included an amount for both imprecision and uncertainty to better reflect our view of risk. Nonetheless, the allowance for loan losses is available to absorb any losses without restriction. For further information on the allowance for loan losses, see Note 6, Loans, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

  Allowance for Credit Losses on Covered Loans

        For a discussion of our policy and methodology on the allowance for credit losses on covered loans, see "—Critical Accounting Policies—Allowance for Credit Losses on Covered Loans." For further information on the allowance for credit losses on covered loans, see Note 6, Loans, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

        The following table presents the changes in our allowance for credit losses on covered loans for the years indicated:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Allowance for credit losses on covered loans,
beginning of year	$33,264	$18,000	$—
Provision	13,270	33,500	18,000
Charge-offs, net	(15,259)	(18,236)	—

Allowance for credit losses on covered loans, end of year	$31,275	$33,264	$18,000

  Non-Covered Nonperforming Assets and Performing Restructured Loans

        The following table presents non-covered nonperforming assets and performing restructured loans information as of the dates indicated:

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Nonaccrual loans(1)	$58,260	$94,183	$240,167	$63,470	$22,473
Other real estate owned(1)	48,412	25,598	43,255	41,310	2,736

Total nonperforming assets	$106,672	$119,781	$283,422	$104,780	$25,209

Performing restructured loans(1)	$116,791	$89,272	$181,454	$12,637	$1,942
Nonaccrual loans to loans, net of unearned income, including loans held for sale(1)	2.07%	2.98%	6.48%	1.59%	0.56%
Nonperforming assets ratio(1)(2)	3.73%	3.76%	7.56%	2.60%	0.63%

(1)
Excludes covered loans and covered OREO from the Los Padres and Affinity acquisitions.

(2)
Nonperforming assets ratio is calculated as nonperforming assets divided by the sum of total loans and OREO.

        During 2011, non-covered nonperforming assets declined by $13.1 million to $106.7 million at December 31, 2011, due mainly to a decrease of $35.9 million in nonaccrual loans, offset partially by an increase in other real estate owned of $22.8 million. The ratio of non-covered nonperforming assets to non-covered loans and non-covered OREO decreased to 3.73% at December 31, 2011 from 3.76% at December 31, 2010.

  Nonaccrual Loans

        The $35.9 million decrease in non-covered nonaccrual loans during 2011 was attributable primarily to reductions, payoffs and returns to accrual status of $33.4 million, charge-offs of $24.5 million, and foreclosures of $34.9 million, offset partially by additions of $56.9 million.

        Included in the non-covered nonaccrual loans at December 31, 2011 are $10.6 million of SBA related loans representing 18% of total non-covered nonaccrual loans at that date. The SBA 504 loans are secured by first trust deeds on owner-occupied business real estate with loan-to-value ratios of generally 50% or less at the time of origination. SBA 7(a) loans are secured by borrowers' real estate and/or business assets and are covered by an SBA guarantee of up to 85% of the loan amount. The SBA guaranteed portion on the 7(a) loans shown below is $7.1 million. At December 31, 2011, the SBA loan portfolio totaled $87.4 million and was composed of $58.4 million in SBA 504 loans and $29.0 million in SBA 7(a) loans.

        The following table presents our non-covered nonaccrual loans and accruing loans past due between 30 and 89 days by portfolio segment and class as of the dates indicated:

	Nonaccrual Loans(1)
					Accruing and 30 - 89 Days Past Due(1)
	December 31, 2011		December 31, 2010
Loan Category	Balance	% of Loan Category	Balance	% of Loan Category	December 31, 2011 Balance	December 31, 2010 Balance
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$7,251	5.0%	$4,151	2.6%	$—	$—
SBA 504	2,800	4.8%	9,346	13.5%	—	190
Other	21,286	1.2%	27,452	1.3%	13,237	2,237

Total real estate mortgage	31,337	1.6%	40,949	1.8%	13,237	2,427

Real estate construction:
Residential	1,086	6.1%	24,004	36.9%	—	—
Commercial	6,194	6.5%	5,238	4.6%	2,290	—

Total real estate construction	7,280	6.4%	29,242	16.3%	2,290	—

Commercial:
Collateralized	8,186	2.0%	6,241	1.7%	593	680
Unsecured	3,057	3.9%	9,104	7.0%	4	71
Asset-based	14	—	15	—	—	—
SBA 7(a)	7,801	26.9%	6,518	20.2%	434	423

Total commercial	19,058	2.8%	21,878	3.3%	1,031	1,174

Consumer	585	2.5%	1,951	7.8%	31	133
Foreign	—	—	163	0.7%	—	—

Total non-covered loans	$58,260	2.1%	$94,183	3.0%	$16,589	$3,734

(1)
Excludes covered loans acquired from the Los Padres and Affinity acquisitions.

        The following lending relationships, excluding SBA-related loans, were on nonaccrual status at December 31, 2011:

Nonaccrual Amount December 31, 2011	Description
(In thousands)
$10,226	This loan is secured by three airplane hangar structures and two office buildings in Los Angeles County, California. Sale of the property securing this loan closed escrow in January 2012 and the outstanding balance was repaid in full. The Bank made a new loan to the buyer of the property to assist with the purchase.
7,251	Two loans, each secured by a hotel in San Diego County, California. The borrower is paying according to the restructured terms of each loan.
3,813	Four loans, each secured by an industrial warehouse building in Riverside County, California. The borrower is paying according to the restructured terms of each loan.
3,585	This loan is unsecured. The borrower is paying according to the restructured terms of the loan.
2,520	This loan is secured by a strip retail center in Riverside County, California. The borrower is paying according to the restructured terms of the loan.
2,306	This loan is unsecured and has a specific reserve for 95% of the balance. The borrower is paying according to the restructured terms of the loan.
1,963	This loan is secured by a multi-tenant industrial building in Riverside County, California. The borrower is not paying currently.
1,701	Two unsecured loans that are fully reserved for.
1,553	Loan secured by unimproved land in Imperial County, California. The collateral for this loan was acquired by the Bank at a foreclosure sale in January 2012.
1,492	This loan is secured by a medical-related office building in Los Angeles County, California. The borrower is paying according to the restructured terms of the loan.

$36,410	Total

  OREO

        Non-covered OREO grew $22.8 million in 2011 due primarily to foreclosures totaling $34.7 million, offset partially by write-downs of $5.0 million and sales totaling $8.5 million.

        The following table presents non-covered OREO by property type as of the dates indicated:

	December 31,
Property Type	2011	2010
	(In thousands)
Commercial real estate	$23,003	$18,205
Construction and land development	24,788	4,650
Single family residence	621	2,743

Total non-covered OREO	$48,412	$25,598

        The non-covered construction and land development category includes foreclosed undeveloped land located in Ventura County having a carrying value of $22 million at December 31, 2011.

  Performing Restructured Loans

        Non-covered performing restructured loans grew by $27.5 million during 2011, to $116.8 million at December 31, 2011. The change was attributable to additions of $58.8 million, offset partially by the removal of $16.7 million in loans from restructured loan status due to the performance of the loans in accordance with their modified terms and the transfers of performing restructured loans to nonaccrual status of $14.6 million. At December 31, 2011, we had $87.5 million in real estate mortgage loans, $24.5 million in real estate construction loans, $4.7 million in commercial loans, and $144,000 in consumer loans that were accruing interest under the terms of troubled debt restructurings.

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

        The following table presents a summary of covered loans that would normally be considered nonaccrual except for the accounting requirements regarding acquired impaired loans and other real estate owned covered by the loss sharing agreements ("covered nonaccrual loans" and "covered OREO"; collectively, "covered nonperforming assets") as of the dates indicated:

	December 31,
	2011	2010
	(In thousands)
Covered nonaccrual loans	$152,062	$142,964
Covered OREO	33,506	55,816

Total covered nonperforming assets	$185,568	$198,780

Covered performing restructured loans	$16,047	$14,255

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

        At December 31, 2011, we had $205.5 million of commercial real estate mortgage loans maturing over the next 12 months. For any of these loans, in the event we provide a concession through a refinance or modification that we would not ordinarily consider in order to protect as much of our investment as possible, such loans may be considered troubled debt restructurings even though they were performing throughout their terms. The circumstances regarding any modification and a borrower's specific situation, such as their ability to obtain financing from another source at similar market terms, are evaluated on an individual basis to determine if a troubled debt restructuring has occurred. Higher levels of troubled debt restructurings may lead to increased classified assets and credit loss provisions.

  Investment Portfolio

        Our investment activities are designed to assist in maximizing income consistent with quality and liquidity requirements, to supply collateral to secure public funds on deposit and lines of credit, and to provide a means for balancing market and credit risks through changing economic times. Our portfolio consists primarily of U.S. government agency obligations, obligations of government-sponsored entities, obligations of states and political subdivisions, private-label collateralized mortgage obligations ("CMOs"), corporate debt securities, and FHLB stock.

        During 2011, 2010, and 2009, we made market purchases of $658.3 million, $627.9 million, and $227.5 million of investment securities available-for-sale, respectively, utilizing our excess liquidity. During 2010, through the Los Padres acquisition, we obtained $44.3 million of investment securities, consisting of $10.7 million of FHLB stock and $33.6 million of investment securities available-for-sale. The securities available-for sale were comprised primarily of government and government-sponsored entity pass through securities. None of the acquired Los Padres investment securities are covered by an FDIC loss sharing agreement. During 2009, through the Affinity acquisition, we obtained $175.4 million of investment securities, consisting of $16.6 million of FHLB stock and $158.8 million of investment securities available-for-sale. The securities available-for-sale included $55.3 million of "private-label" CMOs which are covered by an FDIC loss sharing agreement. The remaining acquired Affinity securities available-for-sale were predominantly government and government-sponsored entity CMOs.

        The following table presents the detail of our market purchases of securities during the years indicated:

	Year Ended December 31,
Security Type	2011	2010	2009
	(In thousands)
Market Purchases of Securities:
Residential mortgage-backed securities:
Government and government-sponsored entity pass through securities	$449,927	$592,702	$175,500
Government and government-sponsored entity collateralized mortgage obligations	60,190	—	—
Municipal securities	120,501	—	1,105
Corporate debt securities	25,096	—	—
Government-sponsored entity debt securities	—	35,182	50,941
Other securities	2,596	—	—

Total purchases of securities available-for-sale	$658,310	$627,884	$227,546

        The following table presents the detail of our securities obtained in the Los Padres and Affinity acquisitions as of the acquisition dates for the years indicated:

	Year Ended December 31,
Security Type	2010	2009
	(In thousands)
Securities Obtained Through Los Padres and
Affinity Acquisitions:
Residential mortgage-backed securities:
Government and government-sponsored entity pass through securities	$26,719	$941
Government and government-sponsored entity collateralized mortgage obligations	6,885	102,029
Covered private label collateralized mortgage obligations	—	55,271
Other securities	—	514

Total acquisitions of securities available-for-sale	33,604	158,755
Federal Home Loan Bank stock	10,647	16,646

Total acquisitions of investment securities	$44,251	$175,401

        The following table presents the composition of our investment portfolio at the dates indicated:

	December 31,
Security Type	2011	2010	2009
	(In thousands)
Residential mortgage-backed securities:
Government and government-sponsored entity pass through securities	$1,042,507	$756,065	$235,532
Government and government-sponsored entity collateralized mortgage obligations	82,027	47,629	86,897
Covered private label collateralized mortgage obligations	45,149	50,437	52,125
Municipal securities	126,797	7,566	8,214
Corporate debt securities	25,128	—	—
Government-sponsored entity debt securities	—	10,029	38,648
Other securities	4,750	2,290	2,284

Total securities available-for-sale	1,326,358	874,016	423,700
Federal Home Loan Bank stock	46,106	55,040	50,429

Total investment securities	$1,372,464	$929,056	$474,129

        The following table presents a summary of yields and contractual maturities of securities available-for-sale at December 31, 2011:

	One Year or Less		One Year Through Five Years		Five Years Through Ten Years		Over Ten Years		Total
December 31, 2011	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Residential mortgage-backed securities:
Government and government-sponsored entity pass through securities	$—	—	$5,310	5.19%	$32,737	3.97%	$1,004,460	3.79%	$1,042,507	3.80%
Government and government-sponsored entity collateralized mortgage obligations	—	—	385	4.46%	1,548	5.17%	80,094	3.80%	82,027	3.82%
Covered private label collateralized mortgage obligations	—	—	602	11.49%	991	6.19%	43,556	7.52%	45,149	7.54%
Municipal securities(1)	—	—	2,510	4.47%	1,697	5.67%	122,590	4.36%	126,797	4.38%
Corporate debt securities	—	—	—	—	—	—	25,128	6.39%	25,128	6.39%
Other securities	4,750	0.73%	—	—	—	—	—	—	4,750	0.73%

Total securities available-for-sale(1)	$4,750	0.73%	$8,807	5.35%	$36,973	4.15%	$1,275,828	4.01%	$1,326,358	4.02%

(1)
Yields on securities have not been adjusted to a fully tax-equivalent basis because the impact is not material.

        The following tables present, for those securities that were in a gross unrealized loss position, the carrying values, which are the estimated fair values, and the gross unrealized losses on securities by length of time the securities had been in an unrealized loss position at the dates indicated:

	December 31, 2011
	Less than 12 months		12 months or longer		Total
Security Type	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
	(In thousands)
Residential mortgage-backed securities:
Government and government- sponsored entity pass through securities	$34,682	$(64)	$22	$(1)	$34,704	$(65)
Government and government- sponsored entity collateralized mortgage obligations	10,790	(21)	1,530	(15)	12,320	(36)
Covered private label collateralized mortgage obligations	5,228	(595)	4,427	(1,560)	9,655	(2,155)
Municipal securities	7,755	(56)	—	—	7,755	(56)
Corporate debt securities	10,758	(26)	—	—	10,758	(26)
Other securities	2,445	(135)	—	—	2,445	(135)

Total	$71,658	$(897)	$5,979	$(1,576)	$77,637	$(2,473)

	December 31, 2010
	Less than 12 months		12 months or longer		Total
Security Type	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
	(In thousands)
Residential mortgage-backed securities:
Government and government- sponsored entity pass through securities	$321,537	$(7,366)	$—	$—	$321,537	$(7,366)
Government and government- sponsored entity collateralized mortgage obligations	15,690	(327)	1,553	(25)	17,243	(352)
Covered private label collateralized mortgage obligations	1,579	(472)	4,980	(1,611)	6,559	(2,083)

Total	$338,806	$(8,165)	$6,533	$(1,636)	$345,339	$(9,801)

        We reviewed the securities that were in a continuous loss position less than 12 months and longer than 12 months at December 31, 2011, and concluded that their losses were a result of the level of market interest rates relative to the types of securities and not a result of the underlying issuers' abilities to repay. Accordingly, we determined that the securities were temporarily impaired. Additionally, we have no plans to sell these securities and believe that it is more likely than not we would not be required to sell these securities before recovery of their amortized cost. Therefore, we did not recognize the temporary impairment in the consolidated statements of earnings (loss).

        During 2010, we determined that one covered private label collateralized mortgage obligation security was impaired due to deteriorating cash flows and significant delinquency of the underlying loan collateral and recorded an other-than-temporary impairment loss of $874,000 in the consolidated statement of earnings (loss). This loss was offset by FDIC loss sharing income of $699,000, which represented the FDIC's share of the loss.

        At December 31, 2011, the Company had a $46.1 million investment in Federal Home Loan Bank of San Francisco ("FHLB") stock carried at cost. In January 2009, the FHLB announced that it suspended excess FHLB stock redemptions and dividend payments. Since this announcement, the FHLB has declared and paid cash dividends in 2010 and 2011, though at rates less than that paid in the past, and repurchased certain amounts of our excess stock. We evaluated the carrying value of our FHLB stock investment at December 31, 2011, and determined that it was not impaired. Our evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, the actions being taken by the FHLB to address its regulatory situation, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

        During 2011, the Company redeemed $8.9 million of FHLB stock. During 2010, the Company obtained $10.7 million of FHLB stock in connection with the Los Padres acquisition and redeemed $6.0 million of FHLB stock. During 2009, the Company obtained $16.6 million of FHLB stock in connection with the Affinity acquisition.

  Deposits

        The following table presents a summary of our average deposits as of the dates indicated and average rates paid:

	Year Ended December 31,
	2011		2010		2009
Deposit Category	Average Amount	Rate	Average Amount	Rate	Average Amount	Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$1,627,729	—	$1,437,493	—	$1,245,512	—
Interest checking deposits	491,145	0.16%	458,703	0.28%	390,605	0.45%
Money market deposits	1,227,482	0.44%	1,230,924	0.78%	981,901	1.20%
Savings deposits	150,837	0.15%	121,793	0.20%	114,933	0.23%
Time deposits	1,077,930	1.33%	1,181,735	1.28%	874,786	2.07%

Total average deposits	$4,575,123	0.45%	$4,430,648	0.59%	$3,607,737	0.88%

        The following table analyzes the increase (decrease) in deposit types during 2011 compared to 2010:

	December 31,
			Increase (Decrease)
Deposit Category	2011	2010
	(In thousands)
Noninterest-bearing deposits	$1,685,799	$1,465,562	$220,237
Interest checking deposits	500,998	494,617	6,381
Money market deposits	1,265,282	1,321,780	(56,498)
Savings deposits	157,480	135,876	21,604

Total core deposits	3,609,559	3,417,835	191,724
Time deposits, excluding brokered	926,326	1,148,125	(221,799)

Total deposits, excluding brokered	4,535,885	4,565,960	(30,075)
Time deposits, brokered	41,568	83,738	(42,170)

Total deposits	$4,577,453	$4,649,698	$(72,245)

Deposits of foreign customers located primarily in Mexico included above	$142,082	$145,058	$(2,976)

        During 2011, deposits decreased by $72.2 million to $4.6 billion at December 31, 2011, due primarily to a reduction of $264.0 million in time deposits, which included a decrease of $42.2 million in brokered deposits. The decline in deposits was offset by a $191.7 million growth in core deposits. Brokered time deposits represent customer deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits.

        We increased noninterest-bearing demand and money market deposits during 2011 due to a combination of new deposit relationships and increased deposits from our existing customers. We started 2011 with nearly 68,100 noninterest-bearing accounts and ended the year with approximately 62,000 noninterest-bearing accounts. Approximately 5,000 low-balance accounts were closed in 2011 when we implemented monthly service charges on previously free accounts. Competition for deposits among banks and financial institutions in our Southern California market area was robust in 2011 and is expected to continue through 2012. Our deposit gathering activities may be negatively impacted by two of our business practices. First, we generally price our deposits lower than our competitors. Second, since a good portion of our deposits are tied to lending relationships, the economic downturn in

Southern California may lead to lower loan production and loss of existing customers. To mitigate these challenges, we actively review our deposit offerings to provide the optimum mix of service, product and rate, and continually seek new deposits through various programs.

        The following table summarizes the maturities of time deposits as of the date indicated:

	December 31, 2011
Maturity	Time Deposits Under $100,000	Time Deposits $100,000 or More	Total Time Deposits	Rate
	(In thousands)
Due in three months or less	$62,239	$107,320	$169,559	0.55%
Due in over three months through six months	38,300	84,502	122,802	0.91%
Due in over six months through twelve months	50,475	77,341	127,816	0.66%
Due in over twelve months	173,507	374,210	547,717	1.75%

Total	$324,521	$643,373	$967,894	1.29%

Borrowings

        The Bank has various lines of credit available. These include the ability to borrow funds from time to time on a long-term, short-term or overnight basis from the FHLB of San Francisco, the FRB or other financial institutions. The maximum amount that we could borrow under our credit lines with the FHLB at December 31, 2011 was $1.3 billion, of which $1.0 billion was available on that date. The maximum amount that we could borrow under our secured credit line with the FRB at December 31, 2011 was $347.4 million, all of which was available on that date. The FHLB lines are secured by a blanket lien on certain qualifying loans in our loan portfolio which are not pledged to the FRB and a portion of our available-for-sale investment securities. The FRB line is secured by a blanket lien on certain qualifying loans that are not pledged to the FHLB.

        At December 31, 2011, our borrowings included $225.0 million in term FHLB advances and $129.3 million of subordinated debentures. At December 31, 2010, our borrowings included $225.0 million in term FHLB advances and $129.6 million of subordinated debentures.

        The following table summarizes information about our FHLB advances outstanding as of the dates indicated:

	December 31,
	2011		2010
Contractual Maturity Date	Amount	Rate	Amount	Rate
	(Dollars in thousands)
December 11, 2017	200,000	3.16%	200,000	3.16%
January 11, 2018	25,000	2.61%	25,000	2.61%

Total FHLB advances	$225,000	3.10%	$225,000	3.10%

        On March 7 and 8, 2012, the Company redeemed $18 million of the subordinated debentures of Trust 1 and Trust CI and recognized a pre-tax gain of approximately $1.6 million. We redeemed these subordinated debentures to reduce our cost of funds, as these two instruments carried fixed interest rates of 11.0% and 10.6%.

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

        On August 25, 2009, we sold in a direct placement to institutional investors 2.7 million shares of common stock for $50 million, or a per share price of $18.36, which was the closing price of PacWest's common stock on Monday, August 24, 2009. In addition to the issuance of the common shares, PacWest issued to each investor two warrants exercisable for common shares worth up to an additional $54 million in the aggregate with an exercise price of $20.20 per share, or 110% of the price per share at which the initial $50 million was sold. The Series A warrants had a six month term and originally expired on March 1, 2010; such warrants were exercised on March 1, 2010 for a total of $27.2 million in cash and we issued 1,348,040 shares of common stock. The net proceeds from the warrant exercises totaled $26.6 million after expenses. The 1,361,657 Series B warrants issued in August 2009 with a strike price of $20.20 expired in August 2010 without being exercised. The common shares were sold and the warrants were issued under our $150 million shelf registration statement, which became effective in June 2009 but subsequently terminated upon the effectiveness declaration of our $350 million shelf registration statement on January 8, 2010.

        On January 14, 2009, we issued in a private placement to CapGen Capital Group II LP 3,846,153 PacWest common shares at $26 per share for total cash consideration of approximately $100 million. CapGen Capital Group II LP has registered as a bank holding company and as a result of the investment it owned approximately 11% of PacWest outstanding common stock, excluding unvested restricted stock, as of December 31, 2011.

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

        The following table presents regulatory capital requirements and our regulatory capital ratios at December 31, 2011. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are deducted from regulatory capital. At December 31, 2011, such amount was $27.4 million for the Company and $21.9 million for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future.

	December 31, 2011
	Well Capitalized Requirement	Pacific Western Bank	PacWest Bancorp Consolidated
Tier 1 leverage capital ratio	5.00%	9.73%	10.42%
Tier 1 risk-based capital ratio	6.00%	14.95%	15.97%
Total risk-based capital ratio	10.00%	16.22%	17.25%

        As of December 31, 2011, we exceeded each of the capital requirements of the FRB and were deemed to be "well capitalized." In addition, as of December 31, 2011, Pacific Western exceeded the capital requirements to be "well capitalized." For further information on regulatory capital, see Note 19, Dividend Availability and Regulatory Matters, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

        The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities, which totaled $123.0 million at December 31, 2011. The Company includes in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less goodwill, net of any related deferred income tax liability. At December 31, 2011, the amount of trust preferred securities included in Tier I capital was $123.0 million. While our existing trust preferred securities are grandfathered under the Dodd-Frank Wall Street Reform and Consumer Protection Act that was enacted in July 2010, new issuances will not qualify as Tier 1 capital. See "—Borrowings" for information regarding the redemption in March 2012 of certain of our subordinated debentures.

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

        The Company manages its liquidity by maintaining pools of liquid assets on-balance sheet, consisting of cash and due from banks, interest-earning deposits in other financial institutions and unpledged investment securities available-for-sale, which we refer to as our primary liquidity. In addition, we also maintain available borrowing capacity under secured borrowing lines with the Federal Home Loan Bank of San Francisco ("FHLB") and the Federal Reserve Bank of San Francisco ("FRB"), which we refer to as our secondary liquidity. In addition to its secured lines of credit, the Company also maintains unsecured lines of credit, subject to availability, of $45.0 million with correspondent banks for purchase of overnight funds.

        The following table provides a summary of the Bank's primary and secondary liquidity levels at the dates indicated:

	December 31,
	2011	2010	2009
	(Dollars in thousands)
Primary Liquidity—On-Balance Sheet:
Cash	$92,342	$82,170	$93,915
Interest-earning deposits at financial institutions	203,275	26,382	117,133
Investment securities available-for-sale	1,326,358	874,016	423,700
Less pledged securities	(69,623)	(140,730)	(176,686)

Total primary liquidity	$1,552,352	$841,838	$458,062

Ratio of primary liquidity to total deposits	33.9%	18.1%	11.2%

Secondary Liquidity—Off-Balance Sheet Available Secured Borrowing Capacity:
Total secured borrowing capacity with the FHLB	$1,273,927	$1,389,806	$1,322,636
Less secured letters of credit outstanding	(2,002)	(2,002)	(2,226)
Less secured advances outstanding	(225,000)	(225,000)	(535,000)

Net secured borrowing capacity with the FHLB	1,046,925	1,162,804	785,410
Secured credit line with the FRB	347,407	373,307	333,170

Total secondary liquidity	$1,394,332	$1,536,111	$1,118,580

        During 2011, the Company's primary liquidity increased $710 million. The increased liquidity levels are a function of current market conditions—loan demand has decreased while deposit balances have remained relatively unchanged. We expect to maintain higher levels of on-balance sheet liquidity in 2012 compared to historical levels until we are able to effectively increase loan portfolio balances.

        At December 31, 2011, the Company had pledged $3.0 billion of loans as collateral for the secured borrowing lines maintained with the FHLB and the FRB.

        In addition to our primary liquidity, we generate liquidity from cash flow from our amortizing loan portfolio and from our large base of core customer deposits, defined as non-interest bearing demand, interest checking, savings and money market accounts. At December 31, 2011, such deposits totaled $3.6 billion and represented 79% of the Company's total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long lasting relationships and stable funding sources. During 2011, total core deposits increased $192 million, mainly in non-interest bearing demand deposits from our small to medium sized business customer base. Some of the growth in our core deposits is attributed to businesses having a tendency to maintain higher cash balances because of current economic conditions and low rate investment alternatives. Deposits from our customers may decline if interest rates increase significantly or if corporate customers move funds from the Company generally. In order to address the Company's liquidity risk as deposit balances may fluctuate, the Company maintains adequate levels of available liquidity.

        The following table provides a summary of the Bank's core deposits at the dates indicated:

	December 31,
	2011	2010	2009
	(In thousands)
Core Deposits:
Non-interest bearing demand	$1,685,799	$1,465,562	$1,302,974
Interest checking	500,998	494,617	439,694
Savings and money market	1,422,762	1,457,656	1,279,955

Total core deposits	$3,609,559	$3,417,835	$3,022,623

        Our asset/liability policy establishes various liquidity guidelines for the Company. The policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits), Coverage and Crisis Coverage Ratios (measurements of liquid assets to expected short-term liquidity required for the loan and deposit portfolios under normal and stressed conditions), Loan to Funding Ratio, Wholesale Funding Ratio, and other guidelines developed for measuring and maintaining liquidity. As of December 31, 2011, the Company was in compliance with all liquidity guidelines established in the ALCO policy.

        We may use large denomination brokered time deposits, the availability of which is uncertain and subject to competitive market forces, for liquidity management purposes. At December 31, 2011, the Bank had none of these brokered deposits. In addition, we have $41.6 million of customer deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our participating customers' deposits.

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

        Dividends paid by state banks, such as Pacific Western, are regulated by the DFI under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During 2011, PacWest received $25.5 million in dividends from the Bank. For the foreseeable future, any dividends from the Bank to the Company require DFI approval. See also Note 19, Dividend Availability and Regulatory Matters, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

        At December 31, 2011, the Company had, on a stand-alone basis, approximately $35.9 million in cash on deposit at the Bank. Management believes this amount of cash along with other sources of liquidity is sufficient to fund the Company's 2012 cash flow needs. See related discussion of liquidity sources at "—Capital Resources."

Contractual Obligations

        The known contractual obligations of the Company at December 31, 2011 are as follows:

	December 31, 2011
	Due Within One Year	Due in One to Three Years	Due in Three to Five Years	Due After Five Years	Total
	(Dollars in thousands)
Time deposits	$420,177	$510,338	$37,379	$—	$967,894
Long-term debt obligations	—	—	—	354,271	354,271
Operating lease obligations	16,621	29,458	19,411	14,629	80,119
Other contractual obligations	9,278	8,510	2,489	—	20,277

Total	$446,076	$548,306	$59,279	$368,900	$1,422,561

        Operating lease obligations, time deposits, and debt obligations are discussed in Note 9, Premises and Equipment, Net, Note 10, Deposits, and Note 11, Borrowings and Subordinated Debentures, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." The other contractual obligations relate to our minimum liability associated with our data and item processing contract with a third-party provider. These contracts mature in 2012 but are expected to be renewed.

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

Off-Balance Sheet Arrangements

        Our obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded. At December 31, 2011, our loan-related commitments, including standby letters of credit, totaled $723.5 million. The commitments, which result in funded loans, increase our profitability through net interest income. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in "—Liquidity," have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Recent Accounting Pronouncements

        See Note 1, Nature of Operations and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for information on recent accounting pronouncements and their impact, if any, on our consolidated financial statements.

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

        Market risk sensitive instruments are generally defined as derivatives and other financial instruments, which include investment securities, loans, deposits, and borrowings. At December 31, 2011 and 2010, we had not used any derivatives to alter our interest rate risk profile or for any other reason. However, both the repricing characteristics of our fixed rate loans and floating rate loans, the significant percentage of noninterest-bearing deposits compared to interest-earning assets, and the callable features in certain borrowings, may influence our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, interest-earning deposits in financial institutions, Federal Home Loan Bank stock, investment securities, deposits, borrowings and subordinated debentures.

        We measure our interest rate risk position on at least a quarterly basis using two methods: (i) net interest income simulation analysis; and (ii) market value of equity modeling. The results of these analyses are reviewed by the Executive ALM Committee and the Board ALCO quarterly. If hypothetical changes to interest rates cause changes to our simulated net present value of equity and/or net interest income outside our pre-established limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits.

        We evaluated the results of our net interest income simulation and market value of equity models prepared as of December 31, 2011, the results of which are presented below. Our net interest income simulation indicates that our balance sheet is liability sensitive as rising interest rates would result in a decline in our net interest margin. This profile is primarily a result of (a) the origination of fixed rate loans and variable rate loans with initial fixed rate terms due to customer preference and (b) declining floating rate construction loans. Our market value of equity model indicates an asset sensitive profile suggesting a sudden sustained increase in rates would result in an increase in our estimated market value of equity. This profile is a result of the assumed floors in the Company's offering rates, which are not expected to increase to the extent of the movement of market interest rates, and the significant value placed on the Company's noninterest-bearing deposits for purposes of this analysis.

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

  Net Interest Income Simulation

        We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of December 31, 2011. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our total interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

        This analysis calculates the difference between net interest income forecasted using both increasing and declining interest rate scenarios and net interest income forecasted using a base market interest rate derived from the U.S. Treasury yield curve at December 31, 2011. In order to arrive at the base case, we extend our balance sheet at December 31, 2011 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products' pricing as of December 31, 2011. Based on such repricings, we calculate an estimated net interest income and net interest margin.

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

        The following table presents as of December 31, 2011, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points.

December 31, 2011 Interest Rate Scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$246,528	(2.9)%	4.80%	(0.14)%
Up 200 basis points	$246,174	(3.0)%	4.79%	(0.15)%
Up 100 basis points	$246,954	(2.7)%	4.81%	(0.13)%
BASE CASE	$253,774	—	4.94%	—
Down 100 basis points	$245,592	(3.2)%	4.78%	(0.16)%
Down 200 basis points	$243,285	(4.1)%	4.74%	(0.20)%
Down 300 basis points	$242,253	(4.5)%	4.72%	(0.22)%

        Our base case forecasted net interest income decreased $14.0 million to $253.8 million at December 31, 2011 from $267.8 million at December 31, 2010. The decrease in forecasted net interest income was due primarily to lower assumed loan volume, partially offset by higher assumed securities volume.

        The net interest income simulation model prepared as of December 31, 2011 suggests our balance sheet is liability sensitive. Liability sensitivity indicates that in a rising interest rate environment, our net interest margin would decrease. Due to the historically low market interest rates as of December 31, 2011, the "down" scenarios are not considered meaningful and are excluded from the following discussion. The liability sensitive profile is due mostly to the mix of fixed rate loans to total loans in the loan portfolio relative to our amount of interest-bearing deposits that would reprice as interest rates change. Although $1.8 billion of the $3.5 billion of total loans in the portfolio have variable interest rate terms, only $708 million of those variable rate loans will reprice within twelve months. The remaining variable rate loans will behave as if they have fixed rates in the short run because of the effect of interest rate floors and hybrid ARM loan pricing structures of mini-perm commercial real estate loans, which generally contain initial fixed rate terms ranging from three to five years before becoming variable rate.

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

        This model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at December 31, 2011.

        The following table shows the projected change in the market value of equity for the set of rate shocks presented as of December 31, 2011:

December 31, 2011 Interest Rate Scenario	Estimated Market Value of Equity	Dollar Change From Base	Percentage Change From Base	Percentage of Total Assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$706,062	$(1,192)	(0.2)%	12.8%	129.3%
Up 200 basis points	$734,438	$27,184	3.8%	13.3%	134.5%
Up 100 basis points	$740,136	$32,882	4.6%	13.4%	135.5%
BASE CASE	$707,254	—	—	12.8%	129.5%
Down 100 basis points	$635,138	$(72,116)	(10.2)%	11.5%	116.3%
Down 200 basis points	$618,032	$(89,222)	(12.6)%	11.2%	113.2%
Down 300 basis points	$597,303	$(109,951)	(15.5)%	10.8%	109.4%

        Our base case estimated market value of equity increased $122.9 million to $707.3 million at December 31, 2011 from $584.4 million at December 31, 2010. The increase in market value of equity was due primarily to (a) a $55.1 million increase in the fair value of our loan portfolio, which resulted from using a lower discount rate to value the loan portfolio in 2011, and (b) the $67.4 million increase in stockholders' equity during 2011. The loan portfolio discount rate was adjusted down to reflect changes in market conditions and lower assumed loan floor rates on mini-perm commercial real estate loans.

        The results of our market value of equity model indicate an asset sensitive interest rate risk profile in 2011 demonstrated by the increase in the market value of equity in the "up" interest rate scenarios compared to the "base case". Given the historically low market interest rates as of December 31, 2011, the "down" scenarios at December 31, 2011 are not considered meaningful and are excluded from the following discussion.

        Our asset sensitive position as of December 31, 2011 is due primarily to the significant value placed on our noninterest-bearing deposits and the assumed floors in the discount rates used to value a portion of the loan portfolio. The discount rate used to value our loan portfolio is derived from the expected offering rate for each loan type with a similar term and credit risk profile. In a rising rate environment, management does not expect to increase our offering rates on certain loan products to the same extent as market rates until the fully indexed offering rate exceeds the current pricing floor, and in turn, our loans are not projected to lose significant value in the "up" 100 basis point and "up" 200 basis point scenarios. Conversely, the discount rates for our liabilities are expected to immediately change when market rates change. Therefore, our liabilities are expected to increase in value as rates rise thereby increasing the estimated market value of equity in the rising rate scenario.

        The following table shows the projected change in the market value of equity for the set of rate shocks presented as of December 31, 2010:

December 31, 2010 Interest Rate Scenario	Estimated Market Value of Equity	Dollar Change From Base	Percentage Change From Base	Percentage of Total Assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$595,178	$10,763	1.8%	10.8%	124.3%
Up 200 basis points	$639,595	$55,180	9.4%	11.6%	133.6%
Up 100 basis points	$622,514	$38,099	6.5%	11.3%	130.0%
BASE CASE	$584,415	—	—	10.6%	122.1%
Down 100 basis points	$517,807	$(66,608)	(11.4)%	9.4%	108.1%
Down 200 basis points	$464,710	$(119,705)	(20.5)%	8.4%	97.1%
Down 300 basis points	$434,424	$(149,991)	(25.7)%	7.9%	90.7%

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

        The following table illustrates the volume and repricing characteristics of our balance sheet at December 31, 2011 over the indicated time intervals:

	Amounts Maturing or Repricing In
December 31, 2011	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Non-Interest Rate Sensitive	Total
	(Dollars in thousands)
ASSETS
Cash and deposits in financial institutions	$203,160	$115	$—	$—	$92,342	$295,617
Investment securities	13,869	20,802	10,686	1,327,107	—	1,372,464
Loans, net of unearned income	1,111,244	364,596	1,184,964	881,207	—	3,542,011
Other assets	—	—	—	—	318,145	318,145

Total assets	$1,328,273	$385,513	$1,195,650	$2,208,314	$410,487	$5,528,237

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$—	$—	$—	$—	$1,685,799	$1,685,799
Interest-bearing checking, money market and savings	1,923,760	—	—	—	—	1,923,760
Time deposits	169,559	250,618	547,717	—	—	967,894
Borrowings	—	—	—	225,000	—	225,000
Subordinated debentures	108,250	—	—	18,558	2,463	129,271
Other liabilities	—	—	—	—	50,310	50,310
Stockholders' equity	—	—	—	—	546,203	546,203

Total liabilities and stockholders' equity	$2,201,569	$250,618	$547,717	$243,558	$2,284,775	$5,528,237

Period gap	$(873,296)	$134,895	$647,933	$1,964,756	$(1,874,288)
Cumulative interest-earning assets	$1,328,273	$1,713,786	$2,909,436	$5,117,750
Cumulative interest-bearing liabilities	$2,201,569	$2,452,187	$2,999,904	$3,243,462
Cumulative gap	$(873,296)	$(738,401)	$(90,468)	$1,874,288
Cumulative interest-earning assets to cumulative interest-bearing liabilities	60.3%	69.9%	97.0%	157.8%
Cumulative gap as a percent of:
Total assets	(15.8)%	(13.4)%	(1.6)%	33.9%
Interest-earning assets	(17.8)%	(15.0)%	(1.8)%	38.1%

        All amounts are reported at their contractual maturity or repricing periods, except for $46.1 million in FHLB stock which is shown as a longer-term repricing investment because the timing of when FHLB stock may be redeemed is uncertain. This analysis makes certain assumptions as to interest rate sensitivity of savings and NOW accounts which have no stated maturity and have had very little price fluctuation in the past three years. Money market accounts are repriced at management's discretion and generally are more rate sensitive.

        The preceding table indicates that we had a negative one-year cumulative gap of $738.4 million at December 31, 2011, a decline of $169.1 million from the $907.5 million negative one-year gap position at December 31, 2010. The decrease in the negative gap was attributable mostly to a decline in one-year liabilities of $325.7 million, reflecting decreases of $297.2 million and $28.5 million in one-year time deposits and interest-bearing checking, money market and savings, respectively. Partially offsetting this decline was a decline in one-year assets of $156.6 million, reflecting a decrease in one-year loans of $332.3 million and an increase in one-year cash and deposits in financial institutions of $177.0 million.

        This gap position suggests that we are liability sensitive and if rates were to increase, our net interest margin would most likely decrease. The ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year at December 31, 2011 was 69.9%. This one-year gap position indicates that interest expense is likely to be affected to a greater extent than interest income for any changes in interest rates within one year from December 31, 2011.

        Borrowings included two long-term FHLB advances totaling $225.0 million at December 31, 2011, with maturity dates of 2017 and 2018, which contain quarterly call options and are currently callable by the FHLB. While the FHLB may call the advances to be repaid for any reason, they are likely to be called if market interest rates, for borrowings of similar remaining term, are higher than the advances' stated rates on the call dates. If the advances are called by the FHLB, there is no prepayment penalty. Should our FHLB advances be called, we would evaluate the funding opportunities available at that time, including new secured borrowings from the FHLB at the then market rates. As borrowing rates are currently lower than our contract rates, we do not expect our secured FHLB borrowings to be called. We may repay the advances with a prepayment penalty at any time.

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

        As of December 31, 2011, PacWest Bancorp management assessed the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2011, is effective.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the control procedures may deteriorate.

        KPMG LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
PacWest Bancorp:

        We have audited the accompanying consolidated balance sheets of PacWest Bancorp and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of earnings (loss), comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited PacWest Bancorp's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PacWest Bancorp's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's report on internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PacWest Bancorp and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, PacWest Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

                                                                                             /s/ KPMG LLP

Los Angeles, California
March 14, 2012

PACWEST BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Par Value Data)

	December 31,
	2011	2010
ASSETS
Cash and due from banks	$92,342	$82,170
Interest-earning deposits in financial institutions	203,275	26,382

Total cash and cash equivalents	295,617	108,552

Securities available-for-sale, at fair value ($45,149 and $50,437 covered by FDIC loss sharing at December 31, 2011 and 2010, respectively)	1,326,358	874,016
Federal Home Loan Bank stock, at cost	46,106	55,040

Total investment securities	1,372,464	929,056

Non-covered loans, net of unearned income	2,807,713	3,161,055
Allowance for loan losses	(85,313)	(98,653)

Non-covered loans, net	2,722,400	3,062,402
Covered loans, net	703,023	908,576

Total loans	3,425,423	3,970,978

Other real estate owned, net ($33,506 and $55,816 covered by FDIC loss sharing at December 31, 2011 and 2010, respectively)	81,918	81,414
Premises and equipment, net	23,068	22,578
FDIC loss sharing asset	95,187	116,352
Cash surrender value of life insurance	67,469	66,182
Goodwill	39,141	47,301
Core deposit and customer relationship intangibles, net	17,415	25,843
Other assets	110,535	160,765

Total assets	$5,528,237	$5,529,021

LIABILITIES
Noninterest-bearing deposits	$1,685,799	$1,465,562
Interest-bearing deposits	2,891,654	3,184,136

Total deposits	4,577,453	4,649,698
Borrowings	225,000	225,000
Subordinated debentures	129,271	129,572
Accrued interest payable and other liabilities	50,310	45,954

Total liabilities	4,982,034	5,050,224

Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value; authorized 75,000,000 shares; issued 37,542,287 and 36,880,225 shares at December 31, 2011 and 2010, respectively (includes 1,675,730 and 1,230,582 shares of unvested restricted stock, respectively)	375	369
Additional paid-in capital	1,084,691	1,085,364
Accumulated deficit	(556,338)	(607,042)
Treasury stock, at cost—287,969 and 207,796 shares at December 31, 2011 and 2010	(5,328)	(3,863)
Accumulated other comprehensive income	22,803	3,969

Total stockholders' equity	546,203	478,797

Total liabilities and stockholders' equity	$5,528,237	$5,529,021

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2011	2010	2009
INTEREST INCOME:
Loans	$260,143	$265,136	$258,499
Investment securities	34,785	24,564	10,969
Deposits in financial institutions	356	584	406

Total interest income	295,284	290,284	269,874

INTEREST EXPENSE:
Deposits	20,649	26,237	31,916
Borrowings	7,071	9,126	15,497
Subordinated debentures	4,923	5,594	6,415

Total interest expense	32,643	40,957	53,828

Net interest income	262,641	249,327	216,046

PROVISION FOR CREDIT LOSSES:
Non-covered loans	13,300	178,992	141,900
Covered loans	13,270	33,500	18,000

Total provision for credit losses	26,570	212,492	159,900

Net interest income after provision for credit losses	236,071	36,835	56,146

NONINTEREST INCOME:
Service charges on deposit accounts	13,829	11,561	12,008
Other commissions and fees	7,616	7,291	6,951
Other-than-temporary-impairment loss on covered securities	—	(874)	—
Increase in cash surrender value of life insurance	1,443	1,440	1,579
FDIC loss sharing income, net	7,776	22,784	16,314
Gain from Affinity acquisition	—	—	66,989
Other income	762	1,036	2,066

Total noninterest income	31,426	43,238	105,907

NONINTEREST EXPENSE:
Compensation	86,800	87,483	78,173
Occupancy	28,685	27,639	26,383
Data processing	8,964	8,538	6,946
Other professional services	8,986	7,835	6,314
Business development	2,321	2,463	2,541
Communications	3,011	3,329	2,932
Insurance and assessments	7,171	9,685	9,305
Non-covered other real estate owned, net	7,010	12,310	21,569
Covered other real estate owned, net	3,666	2,460	1,753
Intangible asset amortization	8,428	9,642	9,547
Acquisition costs	600	732	600
Other expense	14,351	16,687	13,141

Total noninterest expense	179,993	188,803	179,204

Earnings (loss) before income taxes	87,504	(108,730)	(17,151)
Income tax (expense) benefit	(36,800)	46,714	7,801

NET EARNINGS (LOSS)	$50,704	$(62,016)	$(9,350)

Earnings (loss) per share:
Basic	$1.37	$(1.77)	$(0.30)
Diluted	$1.37	$(1.77)	$(0.30)

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Year Ended December 31,
	2011	2010	2009
Net earnings (loss)	$50,704	$(62,016)	$(9,350)
Other comprehensive income (loss), net of related income taxes:
Unrealized holding gains (losses) on securities available-for-sale arising during the period:
Before tax	32,473	7,023	(2,683)
Income tax (expense) benefit	(13,639)	(2,950)	1,127

Other comprehensive income (loss)	18,834	4,073	(1,556)

COMPREHENSIVE INCOME (LOSS)	$69,538	$(57,943)	$(10,906)

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in Thousands, Except Per Share Data)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total
BALANCE, DECEMBER 31, 2008	28,516,106	285	909,922	(535,676)	(257)	1,452	375,726
Net loss	—	—	—	(9,350)	—	—	(9,350)
Decrease in net unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	(1,556)	(1,556)
Issuance of common stock	6,569,466	66	148,716	—	—	—	148,782
Tax effect from vesting of restricted stock	—	—	(2,108)	—	—	—	(2,108)
Restricted stock awarded and earned stock compensation, net of shares forefeited	30,520	—	8,199	—	—	—	8,199
Restricted stock surrendered	(100,770)	—	—	—	(1,775)	—	(1,775)
Cash dividends paid ($0.35 per share)	—	—	(11,145)	—	—	—	(11,145)

BALANCE, DECEMBER 31, 2009	35,015,322	$351	$1,053,584	$(545,026)	$(2,032)	$(104)	$506,773
Net loss	—	—	—	(62,016)	—	—	(62,016)
Increase in net unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	4,073	4,073
Issuance of common stock	1,348,040	14	26,573	—	—	—	26,587
Tax effect from vesting of restricted stock	—	—	(1,840)	—	—	—	(1,840)
Restricted stock awarded and earned stock compensation, net of shares forefeited	403,733	4	8,492	—	—	—	8,496
Restricted stock surrendered	(94,666)	—	—	—	(1,831)	—	(1,831)
Cash dividends paid ($0.04 per share)	—	—	(1,445)	—	—	—	(1,445)

BALANCE, DECEMBER 31, 2010	36,672,429	$369	$1,085,364	$(607,042)	$(3,863)	$3,969	$478,797
Net earnings	—	—	—	50,704	—	—	50,704
Increase in net unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	18,834	18,834
Tax effect from vesting of restricted stock	—	—	(937)	—	—	—	(937)
Restricted stock awarded and earned stock compensation, net of shares forefeited	662,062	6	7,890	—	—	—	7,896
Restricted stock surrendered	(80,173)	—	—	—	(1,465)	—	(1,465)
Cash dividends paid ($0.21 per share)	—	—	(7,626)	—	—	—	(7,626)

BALANCE, DECEMBER 31, 2011	37,254,318	$375	$1,084,691	$(556,338)	$(5,328)	$22,803	$546,203

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$50,704	$(62,016)	$(9,350)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	20,084	16,722	14,606
Provision for credit losses	26,570	212,492	159,900
Gain from Affinity acquisition	—	—	(66,989)
(Gain) loss on sale of other real estate owned	(9,140)	(5,525)	1,308
Provision for losses and valuation adjustments on other real estate owned	16,994	17,660	17,795
(Gain) loss on sale of premises and equipment	(23)	(4)	12
Impairment loss on covered securities	—	874	—
Earned stock compensation	7,896	8,496	8,199
Tax effect in stockholders' equity of restricted stock vesting	937	1,840	2,108
Increase (decrease) in accrued and deferred income taxes, net	17,694	(42,562)	(19,274)
Decrease in FDIC loss sharing asset	21,165	67,669	—
Decrease (increase) in other assets	18,053	27,205	(13,573)
Increase in accrued interest payable and other liabilities	(661)	(8,553)	(18,718)

Net cash provided by operating activities	170,273	234,298	76,024

CASH FLOWS FROM INVESTING ACTIVITIES:
Resolution of goodwill matter with FDIC	7,636	—	—
Net cash and cash equivalents acquired in acquisitions	—	171,366	251,679
Net decrease in loans	450,492	126,813	122,708
Proceeds from sales of loans	2,495	258,128	36,919
Securities available-for-sale:
Proceeds from maturities and paydowns	231,898	215,113	81,783
Purchases	(658,310)	(627,884)	(227,546)
Net redemptions of Federal Home Loan Bank stock	8,934	6,036	—
Proceeds from sale of other real estate owned	61,954	83,141	42,496
Capitalized costs to complete other real estate owned	(125)	(902)	(1,504)
Purchases of premises and equipment	(5,936)	(5,271)	(3,343)
Proceeds from sale of premises and equipment	27	27	69

Net cash provided by investing activities	99,065	226,567	303,261

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits:
Noninterest-bearing	220,237	128,866	131,245
Interest-bearing	(292,482)	(325,922)	(380,067)
Net decrease in borrowings	—	(387,776)	(213,039)
Net proceeds from issuance of common stock	—	26,587	148,782
Tax effect in stockholders' equity of restricted stock vesting	(937)	(1,840)	(2,108)
Restricted stock surrendered	(1,465)	(1,831)	(1,775)
Cash dividends paid	(7,626)	(1,445)	(11,145)

Net cash used in financing activities	(82,273)	(563,361)	(328,107)

Net (decrease) increase in cash and cash equivalents	187,065	(102,496)	51,178
Cash and cash equivalents at beginning of year	108,552	211,048	159,870

Cash and cash equivalents at end of year	$295,617	$108,552	$211,048

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$33,000	$41,844	$57,565
Cash paid (received) during the year for income taxes	19,083	(4,193)	11,426
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned	68,683	68,447	66,096

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

        We have completed 22 acquisitions from May 2000 through December 31, 2011, including the merger whereby the former Rancho Santa Fe National Bank and First Community Bank of the Desert became wholly-owned subsidiaries of the Company in a pooling-of-interests transaction. All other acquisitions have been accounted for using the purchase method of accounting and, accordingly, their operating results have been included in the consolidated financial statements from their respective dates of acquisition. See Note 3, Acquisitions, and Note 4, Goodwill and Other Intangible Assets, for information about our Los Padres Bank and Affinity Bank acquisitions completed on August 20, 2010 and August 28, 2009, respectively, and Note 23, Subsequent Events, for information about the January 3, 2012 acquisition of Marquette Equipment Finance, or MEF, an equipment leasing company located in Midvale, Utah.

        Pacific Western is a full-service commercial bank offering a broad range of banking products and services. We accept demand, money market, and time deposits, fund loans including real estate, construction, SBA and commercial loans, and offer other business-oriented banking products. Our operations are primarily located in Southern California extending from California's Central Coast to San Diego County; we also operate three banking offices in the San Francisco Bay area, all of which were added through the Affinity acquisition. The Bank focuses on conducting business with small to medium sized businesses in our marketplace and the owners and employees of those businesses. The majority of our loans are secured by the real estate collateral of such businesses. Our asset-based lending function operates in Arizona, California, Texas, and the Pacific Northwest. Our equipment leasing function, added through the January 2012 MEF acquisition, operates in Utah and has lease receivables in 45 states.

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

        Our operations, like those of other financial institutions operating in Southern California, are significantly influenced by economic conditions in Southern California, including local economies, the strength of the real estate market, and the fiscal and regulatory policies of the federal and state government and the regulatory authorities that govern financial institutions. With our operations in Arizona, Northern California, and the Pacific Northwest, we are also subject to the economic conditions affecting those markets. No individual or single group of related accounts is considered material in relation to our total assets or deposits of the Bank, or in relation to the overall business of the Company. However, 79% of our total gross non-covered and covered loan portfolio at December 31, 2011 consisted of real estate loans.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        There has been a slow-down in the real estate market due to negative economic trends and credit market disruption, the impact of which has been significant over the last several years. We have observed tighter credit underwriting and higher premiums on liquidity, both of which may continue to place downward pressure on real estate values. A continued downturn or any further deterioration in the real estate market could materially and adversely affect our business because a significant portion of our loans are secured by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. Substantially all of our real property collateral is located in Southern California. Consequently, our results of operations and financial condition are dependent upon the general trends in the Southern California economies and, in particular, the residential and commercial real estate markets.

        Real estate values could be affected by, among other things, a worsening of economic conditions, an increase in foreclosures, a decline in home sale volumes, an increase in interest rates, earthquakes and other natural disasters particular to California. Further, we may experience an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us given a sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs and provision for credit losses.

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

        Investments in Federal Home Loan Bank, or FHLB, stock are carried at cost and evaluated regularly for impairment. FHLB stock is expected to be redeemed at an amount not to exceed par and is a required investment based on measurements of the Bank's assets and/or borrowing levels.

  (f)    Loans Held for Sale and Servicing Assets

        Loans held for sale include loans originated or purchased for resale. Loans originated or purchased for resale include the principal amount outstanding net of unearned income, and are carried at the lower of cost or fair value on an aggregate basis. A decline in the aggregate fair value of the loans below their aggregate carrying amount is recognized through a charge to earnings in the period of such decline. Unearned income on these loans is taken into earnings when the loans are sold. At December 31, 2011 and 2010, the Company had no loans held for sale.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The most common retained interest related to the loan sales is a servicing asset. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income. The amortization of the servicing asset and the servicing income are included in noninterest income in the consolidated statement of earnings (loss). The fair value of the servicing assets is estimated by discounting the future cash flows using market-based discount rates and prepayment speeds. Our servicing asset is evaluated regularly for impairment. We stratify the servicing asset based on the original term to maturity and the year of origination of the underlying loans for purposes of measuring impairment. The risk is that loans prepay faster than anticipated and the fair value of the asset declines. If the fair value of the servicing asset is less than the amortized carrying value, the asset is considered impaired and an impairment charge will be taken against earnings.

        At December 31, 2011 and 2010, the servicing asset totaled $1.3 million and $1.6 million, respectively, and related to the servicing of approximately $70.6 million and $82.5 million in SBA loans, respectively. The servicing asset is included in other assets on the consolidated balance sheets. All loans sold after December 31, 2008, were sold on a servicing released basis.

  (g)    Loans and Loan Fees

        As a result of the Los Padres and Affinity acquisitions, we have a class of loans that are covered by loss sharing agreements with the FDIC which we refer to as "covered loans." When we refer to non-covered loans, which we may also refer to as legacy loans, we are referring to loans not covered by our loss sharing agreements with the FDIC.

        Non-covered loans.    Non-covered loans are stated at the principal amount outstanding, net of any unearned discount or unamortized premium. Interest income is recorded on an accrual basis in accordance with the terms of the respective loan and includes prepayment penalties. Nonrefundable loan fees and related direct costs associated with the origination or purchase of loans are deferred and netted against outstanding loan balances. The net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the loans using the interest method or taken into income when the related loans are paid off or sold. The amortization of loan fees or costs is discontinued when a loan is placed on nonaccrual status.

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

        Covered loans.    We refer to "covered loans" as those loans that we acquired in the Los Padres and Affinity acquisitions for which we will be reimbursed for a substantial portion of any future losses on them under the terms of the FDIC loss sharing agreements. We account for loans under Accounting

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Standards Codification ("ASC") Subtopic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("acquired impaired loan accounting") when (i) we acquire loans deemed to be impaired when there is evidence of credit deterioration since their origination and it is probable at the date of acquisition that we would be unable to collect all contractually required payments and (ii) as a general policy election for non-impaired loans that we acquire in a distressed bank acquisition. We may refer to acquired loans accounted for under ASC 310-30 as "acquired impaired loans."

        In connection with the Affinity acquisition, we applied acquired impaired loan accounting to all of the covered loans. In connection with the Los Padres acquisition, we applied acquired impaired loan accounting to all of the covered loans except for the acquired revolving credit agreements, mainly home equity loans and commercial asset-based lines of credit, where the borrower had revolving privileges; we accounted for such loans in accordance with accounting requirements for purchased non-impaired loans. GAAP excludes revolving credit agreements, such as home equity lines and credit card loans, from acquired impaired loan accounting requirements.

        For acquired impaired loans, we (i) calculated the contractual amount and timing of undiscounted principal and interest payments (the "undiscounted contractual cash flows") and (ii) estimated the amount and timing of undiscounted expected principal and interest payments (the "undiscounted expected cash flows"). Under acquired impaired loan accounting, the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents an estimate of the loss exposure of principal and interest related to the covered acquired impaired loan portfolios; such amount is subject to change over time based on the performance of such covered loans. The carrying value of covered acquired impaired loans is reduced by payments received, both principal and interest, and increased by the portion of the accretable yield recognized as interest income.

        The excess of expected cash flows at acquisition over the initial fair value of acquired impaired loans is referred to as the "accretable yield" and is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable. If the timing of cash flows is uncertain, any cash payments will be recognized when received. Subsequent to acquisition, the Company aggregates loans into pools of loans with common credit risk characteristics such as loan type and risk rating. Increases in expected cash flows over those previously estimated increase the accretable yield and are recognized as interest income prospectively. Decreases in the amount and changes in the timing of expected cash flows compared to those previously estimated decrease the accretable yield and usually result in a provision for loan losses and the establishment of an allowance for loan losses. As the accretable yield increases or decreases from changes in cash flow expectations, the offset is a decrease or increase to the nonaccretable difference. The accretable yield is measured at each financial reporting date based on information then currently available and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans.

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

        Troubled Debt Restructurings.    A loan is classified as a troubled debt restructuring when we grant a concession to a borrower experiencing financial difficulties. These concessions may include a reduction of the interest rate, principal or accrued interest, extension of the maturity date or other actions intended to minimize potential losses. All loan modifications are evaluated on an individual basis to determine whether such modifications meet the criteria to be classified as a troubled debt restructuring under ASC Subtopic 310-40, "Troubled Debt Restructurings by Creditors." Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the loan is modified may be excluded from restructured loan disclosures in years subsequent to the restructuring if the loans are in compliance with their modified terms.

        A loan that has been placed on nonaccrual status that is subsequently restructured will usually remain on nonaccrual status until the borrower is able to demonstrate repayment performance in compliance with the restructured terms for a sustained period, typically for six months. A restructured loan may return to accrual status sooner based on other significant events or mitigating circumstances. A loan that has not been placed on nonaccrual status may be restructured and such loan may remain on accrual status after such restructuring. In these circumstances, the borrower has made payments before and after the restructuring. Generally, this restructuring involves a reduction in the loan interest rate and/or a change to interest-only payments for a period of time. The restructured loan is considered impaired despite the accrual status and a specific reserve is calculated based on the present value of expected cash flows discounted at the loan's original effective interest rate.

        Allowance for Credit Losses on Non-Covered Loans.    The allowance for credit losses on non-covered loans is the combination of the allowance for loan losses and the reserve for unfunded loan commitments. The allowance for credit losses on non-covered loans relates only to loans which are not subject to the loss sharing agreement with the FDIC. The allowance for loan losses is reported as a reduction of outstanding loan balances and the reserve for unfunded loan commitments is included within other liabilities on the consolidated balance sheets. Generally, as loans are funded, the amount of the commitment reserve applicable to such funded loans is transferred from the reserve for unfunded loan commitments to the allowance for loan losses based on our allowance methodology. The

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

following discussion is for non-covered loans and the allowance for credit losses thereon. Refer to "Allowance for Credit Losses on Covered Loans" for the policy on covered loans.

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

        Our loan portfolio, excluding impaired loans which are evaluated individually, is categorized into several pools for purposes of determining allowance amounts by loan pool. The loan pools we currently evaluate are: commercial real estate construction, residential real estate construction, SBA real estate, hospitality real estate, real estate other, commercial collateralized, commercial unsecured, SBA commercial, consumer, foreign, and commercial asset-based. Within these loan pools, we then evaluate loans not adversely classified, which we refer to as "pass" credits, separately from adversely classified loans. The adversely classified loans are further grouped into three credit risk rating categories: "special mention," "substandard" and "doubtful," which we define as follows:

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

        In addition, we may refer to the loans classified as "substandard" and "doubtful" together as "criticized loans." For additional information on classified loans, see Note 6, Loans.

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

        Management believes that the allowance for loan losses is adequate and appropriate for the known and inherent risks in our non-covered loan portfolio. In making its evaluation, management considers certain quantitative and qualitative factors including the Company's historical loss experience, the volume and type of lending conducted by the Company, the results of our credit review process, the levels of classified and criticized loans, the levels of impaired loans, including nonperforming loans and performing restructured loans, regulatory policies, general economic conditions, underlying collateral values, and other factors regarding collectibility and impairment. To the extent we experience, for example, increased levels of documentation deficiencies, adverse changes in collateral values, or negative changes in economic and business conditions which adversely affect our borrowers, our classified loans may increase. Higher levels of adversely classified loans generally result in higher allowances for loan losses.

        Management also believes that the reserve for unfunded loan commitments is adequate. In making this determination, management uses the same methodology for the reserve for unfunded loan commitments as for the allowance for loan losses and consider the same quantitative and qualitative factors, as well as off-balance sheet exposures and an estimate of the probability of drawdown of loan commitments correlated to their credit risk rating.

        We recognize that the determination of the allowance for loan losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform sensitivity analyses to provide insight regarding the impact adverse changes in credit risk ratings may have on our allowance for loan losses. The sensitivity analyses have inherent limitations and are based on various assumptions as of a point in time and, accordingly, it is not necessarily representative of the impact loan risk rating changes may have on the allowance for loan losses.

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

        Allowance for Credit Losses on Covered Loans.    The covered loans are subject to our internal and external credit review. If deterioration in the expected cash flows results in a reserve requirement, a provision for credit losses is charged to earnings without regard to the FDIC loss sharing agreement. The portion of the estimated loss reimbursable from the FDIC will be recorded in FDIC loss sharing income and will increase the FDIC loss sharing asset. For acquired impaired loans, the allowance for loan losses is measured at the end of each financial reporting period based on expected cash flows. Decreases in the amount and changes in the timing of expected cash flows on the acquired impaired loans as of the financial reporting date compared to those previously estimated are usually recognized by recording a provision for credit losses on such covered loans. Conversely, improvements in the amount and timing of expected cash flows on such loans result in a reduction of the provision for credit losses or a prospective increase in the accretable yield and a reduction in the FDIC loss sharing asset via a charge to FDIC loss sharing expense.

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

        Under the terms of the Los Padres loss sharing agreement, the FDIC is obligated to reimburse the Bank for 80% of losses with respect to the covered assets. The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Bank 80% reimbursement under the loss sharing agreement. The Los Padres loss sharing provisions expire in the third quarters of 2015 and 2020 for non-single family and single family covered assets, respectively, while the related loss recovery provisions expire in the third quarters of 2018 and 2020, respectively. Under the terms of the Affinity loss sharing agreement, the FDIC will (a) absorb 80% of losses and receive 80% of loss recoveries on the first $234 million of losses on covered assets and (b) absorb 95% of losses and receive 95% of loss recoveries on covered assets exceeding $234 million. The Affinity loss sharing provisions expire in the third quarters of 2014 and 2019 for non-single family covered assets and single family covered assets, respectively, while the related loss recovery provisions expire in the third quarters of 2017 and 2019, respectively.

        An increase in the expected amount of losses on the covered assets will increase the FDIC loss sharing asset; such increase is recognized through a credit to FDIC loss sharing income. Recoveries on previous losses paid to us by the FDIC reduce the FDIC loss sharing asset by a charge to FDIC loss

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

sharing expense. In addition, decreases in the expected amount of losses on covered assets will decrease the amount of funds expected to be collected from the FDIC and will therefore reduce the FDIC loss sharing asset. These decreases are recognized as a charge to FDIC loss sharing expense as the related loss sharing asset is amortized over its estimated remaining life.

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

  (k)    Other Real Estate Owned

        Non-covered OREO.    Other real estate owned, or OREO, is initially recorded at the estimated fair value of the property, based on current independent appraisals obtained at the time of acquisition, less estimated costs to sell, including senior obligations such as delinquent property taxes. The excess of the recorded loan balance over the estimated fair value of the property at the time of acquisition less estimated costs to sell is charged to the allowance for loan losses. Any subsequent write-downs are charged to noninterest expense and recognized through an OREO valuation allowance. Subsequent increases in the fair value of the asset less selling costs reduce the OREO valuation allowance, but not below zero, and are credited to noninterest expense. Gains and losses on the sale of foreclosed properties and operating expenses of such assets are also included in noninterest expense.

        Covered OREO.    Covered OREO was initially recorded at its estimated fair value on the acquisition date based on independent appraisals less estimated selling costs. Any subsequent write-downs due to declines in fair value are charged to noninterest expense with a partial offset to FDIC loss sharing income for the loss reimbursement under the FDIC loss sharing agreement. Any recoveries of previous write-downs are credited to noninterest expense with a corresponding charge to FDIC loss sharing income, net for the portion of the recovery that is due to the FDIC.

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

  (p)    Comprehensive Income

        Comprehensive income consists of net earnings and net unrealized gains (losses) on securities available-for-sale, net and is presented in the consolidated statements of comprehensive income.

  (q)    Earnings Per Share

        In accordance with ASC Topic 260, "Earnings Per Share," all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities and are included in the two-class method of determining basic and diluted earnings per share. All of our unvested restricted stock participates with our common stockholders in dividends. Accordingly, earnings allocated to unvested restricted stock are deducted from net earnings to determine that amount of earnings available to common stockholders. In the two-class method, the amount of our earnings available to common stockholders is divided by the weighted average shares outstanding, excluding any unvested restricted stock, for both the basic and diluted earnings per share.

  (r)    Business Combinations

        Business combinations are accounted for under the acquisition method of accounting in accordance with ASC Topic 805, "Business Combinations." Under the acquisition method the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the statement of earnings from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred. We adopted this guidance as of January 1, 2009 and applied it to the Los Padres and Affinity acquisitions.

  (s)    Recently Issued Accounting Standards

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

        In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income." Under ASU 2011-05, an entity will have the option to present the components of net earnings and comprehensive income in either one or two consecutive financial statements. This standard eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. ASU 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. Adoption of this standard will not have a material effect on our financial statements. In December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." ASU 2011-12 defers the effective date of those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to provide the FASB with more time to redeliberate whether to present the effects of reclassifications out of accumulated other comprehensive income on the face of the financial statements for all periods presented.

        In September 2011, the FASB issued ASU 2011-08, "Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment." Under ASU 2011-08, an entity is permitted to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not believe adoption of this standard will have any material effect on our financial statements.

        In December 2011, the FASB issued ASU 2011-11, "Disclosures about Offsetting Assets and Liabilities." ASU 2011-11 requires disclosures about offsetting and related arrangements to allow investors to better compare financial statements issued under U.S. GAAP with financial statements prepared under International Financial Reporting Standards ("IFRS"). ASU 2011-11 is effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. Adoption of this standard will not have a material effect on our financial statements.

NOTE 2—RESTRICTED CASH BALANCES

        The Company is required to maintain reserve balances with the Federal Reserve Bank, or FRB. Such reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand. The average reserves required to be held at the FRB for the years ended December 31, 2011 and 2010 were $2.2 million and $1.2 million.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 3—ACQUISITIONS

        We completed the following acquisitions during the time period of January 1, 2009 to December 31, 2011, using the acquisition method of accounting, and, accordingly, the operating results of the acquired entities have been included in our consolidated financial statements from their respective dates of acquisition.

	Acquisition and Date Acquired
	Los Padres Bank	Affinity Bank
	August 2010	August 2009
	(In thousands)
Assets Acquired:
Cash and cash equivalents	$26,615	$1,471
Interest-earning deposits in other banks	751	163,047
Cash received from the FDIC	144,000	87,161
Investments:
Covered by loss-sharing	—	55,271
Not covered by loss-sharing	44,251	120,130
Loans:
Covered by loss-sharing	436,291	675,616
Not covered by loss-sharing	828	—
Other real estate owned covered by loss-sharing	33,913	22,897
Goodwill	47,301	—
Core deposit intangible assets	2,189	2,812
FDIC loss sharing asset	71,204	107,718
Other assets	16,740	9,282

Total assets acquired	$824,083	$1,245,405

Liabilities Assumed:
Noninterest-bearing deposits	$(33,722)	$(6,244)
Interest-bearing deposits	(718,463)	(861,932)
Borrowings	(70,013)	(289,492)
Securities sold under repurchase agreements	—	(16,310)
Accrued interest payable and other liabilities	(1,885)	(32,573)

Total liabilities assumed	$(824,083)	$(1,206,551)

Net assets acquired	$—	$38,854

Deposit premium paid	$3,393	$—

  Federally Assisted Acquisition of Los Padres Bank

        On August 20, 2010, Pacific Western acquired certain assets of Los Padres Bank, including all loans, and assumed substantially all of its liabilities, including all deposits, from the Federal Deposit Insurance Corporation ("FDIC") in an FDIC-assisted acquisition, which we refer to as the Los Padres acquisition. We entered into a loss sharing agreement with the FDIC, whereby the FDIC agreed to cover a substantial portion of any future losses on acquired OREO and acquired loans, with the

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 3—ACQUISITIONS (Continued)

exception of acquired consumer loans. We refer to the acquired assets subject to the loss sharing agreement collectively as "covered assets." Under the terms of such loss sharing agreement, the FDIC is obligated to reimburse the Bank for 80% of losses with respect to the covered assets. The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Bank 80% reimbursement under the loss sharing agreement. The loss sharing provisions for single family covered assets and commercial (non-single family) covered assets are in effect for 10 years and 5 years, respectively, from the August 20, 2010 acquisition date, and the loss recovery provisions are in effect for 10 years and 8 years, respectively, from the acquisition date. Through December 31, 2011, gross losses for Los Padres covered assets totaled $47.1 million.

        Los Padres was a federally chartered savings bank headquartered in Solvang, California that operated 14 branches, including 11 branches in California (three in Ventura County, four in Santa Barbara County, and four in San Luis Obispo County) and three branches in Arizona (Maricopa County). After office consolidations during 2011, we are operating eight of the former Los Padres branch offices, all of which are located in California. We made this acquisition to expand our presence in the Central Coast of California.

        The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the August 20, 2010 acquisition date. The application of the acquisition method of accounting resulted in goodwill of $47.3 million. Such goodwill included $9.5 million related to the FDIC's settlement accounting for a wholly-owned subsidiary of Los Padres. We disagreed with the FDIC's accounting for this item. During 2011, we resolved this matter with the FDIC for a cash payment of $7.6 million; goodwill was reduced by the same amount.

  Federally Assisted Acquisition of Affinity Bank

        On August 28, 2009, Pacific Western acquired certain assets and assumed certain liabilities of Affinity Bank from the FDIC in an FDIC-assisted acquisition. We entered into a loss sharing agreement with the FDIC, whereby the FDIC agreed to cover a substantial portion of any future losses on acquired loans, other real estate owned and certain investment securities. We refer to the acquired assets subject to the loss sharing agreement collectively as "covered assets." Under the terms of such loss sharing agreement, the FDIC will absorb 80% of losses and receive 80% of loss recoveries on the first $234 million of losses on covered assets and absorb 95% of losses and receive 95% of loss recoveries on covered assets exceeding $234 million. The loss sharing provisions are in effect for 5 years for commercial assets (non-residential loans, OREO and certain securities) and 10 years for residential loans from the August 28, 2009 acquisition date. The loss recovery provisions are in effect for 8 years for commercial assets and 10 years for residential loans from the acquisition date. Affinity was a full service commercial bank headquartered in Ventura, California that operated 10 branch locations in California. We made this acquisition to expand our presence in California. Through December 31, 2011, gross losses for Affinity covered assets totaled $144.6 million.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 3—ACQUISITIONS (Continued)

  Acquisition-related charges

        All of the acquisitions consummated after December 31, 2000 were completed using the acquisition method of accounting. For those acquisitions completed prior to January 1, 2009, we recorded the estimated merger-related charges associated with each acquisition as a liability at closing when the related purchase price was allocated. For each acquisition, we developed an integration plan for the Company that addressed, among other things, requirements for staffing, systems platforms, branch locations and other facilities. The remaining merger-related liability totaled $922,000 at December 31, 2011 and represented the estimated lease payments, net of estimated sublease income, for the remaining life of leases for abandoned space. For acquisitions completed after January 1, 2009, acquisition-related costs, such as legal, accounting, valuation and other professional fees, necessary to effect a business combination, are charged to earnings in the periods in which the costs are incurred. We incurred and charged to expense approximately $600,000, $732,000 and $600,000 of such costs in 2011, 2010 and 2009, respectively.

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

	Year Ended December 31,
	2010	2009
	(In thousands, except per share data)
Pro forma revenues (net interest income plus noninterest income)	$312,477	$336,341
Pro forma net loss	$(64,000)	$(78,390)
Pro forma net loss per share:
Basic	$(1.82)	$(2.47)
Diluted	$(1.82)	$(2.47)

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

        At December 31, 2011, we had goodwill of $39.1 million related entirely to the Los Padres acquisition, all of which is deductible for tax purposes.

        The following table presents the changes in the carrying amount of goodwill:

Goodwill
(In thousands)
Balance, December 31, 2008 and December 31, 2009	$—
Addition from the Los Padres acquisition	47,301

Balance, December 31, 2010	47,301
Adjustments to Los Padres goodwill, including resolution of matter with FDIC regarding settlement accounting for wholly-owned subsidiary of Los Padres	(8,160)

Balance, December 31, 2011	$39,141

        Our intangible assets with definite lives are core deposit and customer relationship intangibles. These intangibles are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or loan customers acquired. As of December 31, 2011, all of our customer relationship intangible assets had been fully amortized. The weighted average amortization period remaining for our core deposit intangibles is 2.4 years. The estimated aggregate amortization expense related to these intangible assets for each of the next five years is $6.1 million, $4.5 million, $2.9 million, $2.7 million and $1.2 million.

        The following table presents the changes in the gross amounts of core deposit intangibles, or CDI, and customer relationship intangibles, or CRI, and the related accumulated amortization for the years indicated:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Gross amount of CDI and CRI:
Balance, beginning of year	$76,319	$75,911	$76,562
Adjustment to Security Pacific Bank CDI	—	—	109
Additions due to acquisitions	—	2,189	2,812
Fully amortized portion	(9,219)	(1,781)	(3,572)

Balance, end of year	67,100	76,319	75,911

Accumulated Amortization:
Balance, beginning of year	(50,476)	(42,615)	(36,640)
Amortization	(8,428)	(9,642)	(9,547)
Fully amortized portion	9,219	1,781	3,572

Balance, end of year	(49,685)	(50,476)	(42,615)

Net CDI and CRI, end of year	$17,415	$25,843	$33,296

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 5—INVESTMENT SECURITIES

  Securities Available-for-Sale

        The following tables present the amortized cost, gross unrealized gains and losses, and carrying value, which is the estimated fair value, of securities available-for-sale as of the dates indicated. Other securities primarily consist of equity securities and an investment in overnight money market funds at a financial institution.

	December 31, 2011
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In thousands)
Residential mortgage-backed securities:
Government and government-sponsored entity pass through securities	$1,011,222	$31,350	$(65)	$1,042,507
Government and government-sponsored entity collateralized mortgage obligations	80,353	1,710	(36)	82,027
Covered private label collateralized mortgage obligations	41,426	5,878	(2,155)	45,149
Municipal securities	124,079	2,774	(56)	126,797
Corporate debt securities	25,077	77	(26)	25,128
Other securities	4,885	—	(135)	4,750

Total securities available-for-sale	$1,287,042	$41,789	$(2,473)	$1,326,358

	December 31, 2010
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In thousands)
Residential mortgage-backed securities:
Government and government-sponsored entity pass through securities	$754,149	$9,282	$(7,366)	$756,065
Government and government-sponsored entity collateralized mortgage obligations	47,416	565	(352)	47,629
Covered private label collateralized mortgage obligations	45,867	6,653	(2,083)	50,437
Government-sponsored entity debt securities	10,014	15	—	10,029
Municipal securities	7,437	129	—	7,566
Other securities	2,290	—	—	2,290

Total securities available-for-sale	$867,173	$16,644	$(9,801)	$874,016

        During 2011, 2010, and 2009, we made market purchases of $658.3 million, $627.9 million, and $227.5 million of investment securities available-for-sale, respectively, utilizing our excess liquidity. During 2010, through the Los Padres acquisition, we obtained $44.3 million of investment securities, including $10.7 million of FHLB stock and $33.6 million of securities available-for-sale, consisting primarily of government and government-sponsored entity pass through securities and none of which

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 5—INVESTMENT SECURITIES (Continued)

are covered by an FDIC loss sharing agreement. During 2009, through the Affinity acquisition, we obtained $175.4 million of investment securities, including $16.6 million of FHLB stock and $158.8 million of securities available-for-sale. The acquired Affinity securities included $55.3 million of "private-label" collateralized mortgage obligations ("CMOs") which are covered by an FDIC loss sharing agreement; the remaining securities were predominantly government and government-sponsored entity CMOs.

        At December 31, 2011, the fair value of debt securities and mortgage-backed securities issued by the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac") was approximately $1.1 billion. We do not own any equity securities issued by Fannie Mae or Freddie Mac. There were no sales of securities in 2011, 2010 and 2009. As of December 31, 2011 and 2010, securities available-for-sale with a carrying value of $69.6 million and $140.7 million, respectively, were pledged as security for borrowings, public deposits and other purposes as required by various statutes and agreements.

        Market valuations of our investment securities are provided by an independent third party. The fair values are determined by using several sources for valuing fixed income securities. Their techniques include pricing models that vary based on the type of asset being valued and incorporate available trade, bid and other market information. In accordance with the hierarchy established in ASC Topic 820, "Fair Value Measurement," the market valuation sources include observable market inputs for the majority of our securities and are therefore considered Level 2 inputs for purposes of determining the fair values. The valuation techniques for the covered private label CMOs are considered Level 3. See Note 13, Fair Value Measurements, for information on fair value measurements and methodology.

        The following tables present, for those securities that were in a gross unrealized loss position, the carrying values, which are the estimated fair values, and the gross unrealized losses on securities by length of time the securities were in an unrealized loss position at the dates indicated:

	December 31, 2011
	Less than 12 months		12 months or longer		Total
Security Type	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
	(In thousands)
Residential mortgage-backed securities:
Government and government-sponsored entity pass through securities	$34,682	$(64)	$22	$(1)	$34,704	$(65)
Government and government-sponsored entity collateralized mortgage obligations	10,790	(21)	1,530	(15)	12,320	(36)
Covered private label collateralized mortgage obligations	5,228	(595)	4,427	(1,560)	9,655	(2,155)
Municipal securities	7,755	(56)	—	—	7,755	(56)
Corporate debt securities	10,758	(26)	—	—	10,758	(26)
Other securities	2,445	(135)	—	—	2,445	(135)

Total	$71,658	$(897)	$5,979	$(1,576)	$77,637	$(2,473)

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 5—INVESTMENT SECURITIES (Continued)

	December 31, 2010
	Less than 12 months		12 months or longer		Total
Security Type	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
	(In thousands)
Residential mortgage-backed securities:
Government and government-sponsored entity pass through securities	$321,537	$(7,366)	$—	$—	$321,537	$(7,366)
Government and government-sponsored entity collateralized mortgage obligations	15,690	(327)	1,553	(25)	17,243	(352)
Covered private label collateralized mortgage obligations	1,579	(472)	4,980	(1,611)	6,559	(2,083)

Total	$338,806	$(8,165)	$6,533	$(1,636)	$345,339	$(9,801)

        We reviewed the securities that were in a continuous loss position less than 12 months and longer than 12 months at December 31, 2011, and concluded that their losses were a result of the level of market interest rates relative to the types of securities and not a result of the underlying issuers' abilities to repay. Accordingly, we determined that the securities were temporarily impaired. Additionally, we have no plans to sell these securities and believe that it is more likely than not we would not be required to sell these securities before recovery of their amortized cost. Therefore, we did not recognize the temporary impairment in the consolidated statements of earnings.

        During 2010, we determined that one covered private label collateralized mortgage obligation security was impaired due to deteriorating cash flows and significant delinquency of the underlying loan collateral and recorded an other-than-temporary impairment loss of $874,000 in the consolidated statement of loss. This loss was offset by FDIC loss sharing income of $699,000, which represented the FDIC's 80% share of the loss.

        Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

        The contractual maturity distribution of our securities available-for-sale portfolio based on amortized cost and carrying value is shown as of the date below:

	December 31, 2011
Maturity	Amortized Cost	Carrying Value
	(In thousands)
Due in one year or less	$4,885	$4,750
Due after one year through five years	8,592	8,807
Due after five years through ten years	35,452	36,973
Due after ten years	1,238,113	1,275,828

Total securities available-for-sale	$1,287,042	$1,326,358

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 5—INVESTMENT SECURITIES (Continued)

  FHLB Stock

        At December 31, 2011, the Company had a $46.1 million investment in Federal Home Loan Bank of San Francisco ("FHLB") stock carried at cost. In January 2009, the FHLB announced that it suspended excess FHLB stock redemptions and dividend payments. Since this announcement, the FHLB has declared and paid cash dividends in 2010 and 2011, though at rates less than those paid in the past, and repurchased certain amounts of our excess stock at the carrying value. We evaluated the carrying value of our FHLB stock investment at December 31, 2011, and determined that it was not impaired. Our evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, the actions being taken by the FHLB to address its regulatory situation, repurchase activity of excess stock by the FHLB, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

NOTE 6—LOANS

  Non-Covered Loans

        When we refer to non-covered loans we are referring to loans not covered by our FDIC loss sharing agreements.

        The Company funds commercial, real estate and consumer loans to customers in the regions the Bank serves, which are mainly in Southern California. The non-covered foreign loans are primarily to individuals and entities located in Mexico. All of our non-covered foreign loans are denominated in U.S. dollars and the majority is collateralized by assets located in the United States or guaranteed or insured by businesses located in the United States.

        The following table presents the composition of our non-covered loans by portfolio segment as of the dates indicated:

	December 31,
Loan Segment	2011	2010
	(In thousands)
Real estate mortgage	$1,982,464	$2,274,733
Real estate construction	113,059	179,479
Commercial	671,939	663,557
Consumer	23,711	25,058
Foreign	20,932	22,608

Total gross non-covered loans	2,812,105	3,165,435
Less:
Unearned income	(4,392)	(4,380)
Allowance for loan losses	(85,313)	(98,653)

Total net non-covered loans	$2,722,400	$3,062,402

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—LOANS (Continued)

        The following table presents a summary of the activity in the allowance for credit losses on non-covered loans for the years indicated:

	Components
			Total Allowance for Credit Losses
	Allowance for Loan Losses	Reserve for Unfunded Loan Commitments
	(In thousands)
Balance, December 31, 2008	$63,519	$5,271	$68,790
Charge-offs	(88,119)	—	(88,119)
Recoveries	1,707	—	1,707
Provision	141,610	290	141,900

Balance, December 31, 2009	118,717	5,561	124,278
Charge-offs(1)	(203,222)	—	(203,222)
Recoveries	4,280	—	4,280
Provision	178,878	114	178,992

Balance, December 31, 2010	98,653	5,675	104,328
Charge-offs	(28,560)	—	(28,560)
Recoveries	4,715	—	4,715
Provision	10,505	2,795	13,300

Balance, December 31, 2011	$85,313	$8,470	$93,783

(1)
Charge-offs related to loans sold were $144.6 million in 2010.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—LOANS (Continued)

        The following tables present summaries of the activity in the allowance for loan losses on non-covered loans by portfolio segment for the years indicated:

	Year Ended December 31, 2011
	Real Estate Mortgage	Real Estate Construction	Commercial	Consumer	Foreign	Total
	(In thousands)
Allowance for Loan Losses on Non-Covered Loans:
Beginning balance	$51,657	$8,766	$33,229	$4,652	$349	$98,653
Charge-offs	(10,180)	(6,886)	(10,072)	(1,422)	—	(28,560)
Recoveries	513	1,025	1,668	1,394	115	4,715
Provision (recovery)	8,215	5,792	(1,517)	(1,856)	(129)	10,505

Ending balance	$50,205	$8,697	$23,308	$2,768	$335	$85,313

The ending balance of the allowance is composed of amounts applicable to loans:
Individually evaluated for impairment	$11,494	$2,073	$6,793	$413	$—	$20,773

Collectively evaluated for impairment	$38,711	$6,624	$16,515	$2,355	$335	$64,540

Non-Covered Loan Balances:
Ending balance	$1,982,464	$113,059	$671,939	$23,711	$20,932	$2,812,105

The ending balance of the non-covered loan portfolio is composed of loans:
Individually evaluated for impairment	$118,821	$31,792	$23,710	$728	$—	$175,051

Collectively evaluated for impairment	$1,863,643	$81,267	$648,229	$22,983	$20,932	$2,637,054

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—LOANS (Continued)

	Year Ended December 31, 2010
	Real Estate Mortgage	Real Estate Construction	Commercial	Consumer	Foreign	Total
			(In thousands)
Allowance for Loan Losses on Non-Covered Loans:
Beginning balance	$58,241	$39,934	$17,710	$2,021	$811	$118,717
Charge-offs	(117,029)	(63,590)	(18,548)	(3,749)	(306)	(203,222)
Recoveries	1,222	708	1,652	565	133	4,280
Provision (recovery)	109,223	31,714	32,415	5,815	(289)	178,878

Ending balance	$51,657	$8,766	$33,229	$4,652	$349	$98,653

The ending balance of the allowance is composed of amounts applicable to loans:
Individually evaluated for impairment	$3,893	$1,125	$8,911	$1,049	$—	$14,978

Collectively evaluated for impairment	$47,764	$7,641	$24,318	$3,603	$349	$83,675

Non-Covered Loan Balances:
Ending balance	$2,274,733	$179,479	$663,557	$25,058	$22,608	$3,165,435

The ending balance of the non-covered loan portfolio is composed of loans:
Individually evaluated for impairment	$94,171	$47,350	$39,820	$1,951	$163	$183,455

Collectively evaluated for impairment	$2,180,562	$132,129	$623,737	$23,107	$22,445	$2,981,980

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

	December 31, 2011			December 31, 2010
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(In thousands)
Real estate mortgage:
Hospitality	$123,071	$21,331	$144,402	$137,952	$18,700	$156,652
SBA 504	51,522	6,855	58,377	55,774	13,513	69,287
Other	1,690,830	88,855	1,779,685	1,956,905	91,889	2,048,794

Total real estate mortgage	1,865,423	117,041	1,982,464	2,150,631	124,102	2,274,733

Real estate construction:
Residential	14,743	2,926	17,669	39,644	25,399	65,043
Commercial	64,667	30,723	95,390	82,291	32,145	114,436

Total real estate construction	79,410	33,649	113,059	121,935	57,544	179,479

Commercial:
Collateralized	395,041	18,979	414,020	342,607	15,820	358,427
Unsecured	75,017	3,920	78,937	119,326	10,417	129,743
Asset-based	149,947	40	149,987	141,813	1,354	143,167
SBA 7(a)	18,045	10,950	28,995	29,557	2,663	32,220

Total commercial	638,050	33,889	671,939	633,303	30,254	663,557

Consumer	22,730	981	23,711	22,949	2,109	25,058
Foreign	20,932	—	20,932	22,608	—	22,608

Total non-covered
loans	$2,626,545	$185,560	$2,812,105	$2,951,426	$214,009	$3,165,435

        In addition to our internal credit risk rating process, our federal and state banking regulators, as an integral part of their examination process, periodically review the Company's loan risk rating classifications. Our regulators may require the Company to recognize rating downgrades based on their judgments related to information available to them at the time of their examinations. Risk rating downgrades generally result in higher allowances for credit losses.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—LOANS (Continued)

        The following tables present an aging analysis of our non-covered loans by portfolio segment and class as of the dates indicated:

	December 31, 2011
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Hospitality	$—	$—	$—	$—	$144,402	$144,402
SBA 504	718	—	842	1,560	56,817	58,377
Other	12,953	191	13,205	26,349	1,753,336	1,779,685

Total real estate mortgage	13,671	191	14,047	27,909	1,954,555	1,982,464

Real estate construction:
Residential	—	475	—	475	17,194	17,669
Commercial	2,290	—	2,182	4,472	90,918	95,390

Total real estate construction	2,290	475	2,182	4,947	108,112	113,059

Commercial:
Collateralized	275	423	1,701	2,399	411,621	414,020
Unsecured	4	—	151	155	78,782	78,937
Asset-based	—	—	—	—	149,987	149,987
SBA 7(a)	996	646	274	1,916	27,079	28,995

Total commercial	1,275	1,069	2,126	4,470	667,469	671,939

Consumer	72	40	17	129	23,582	23,711
Foreign	—	—	—	—	20,932	20,932

Total non-covered loans	$17,308	$1,775	$18,372	$37,455	$2,774,650	$2,812,105

        At December 31, 2011 and 2010, the Company had no loans that were greater than 90 days past due and still accruing interest. It is the Company's policy to discontinue accruing interest when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to collectibility in the normal course of business. At December 31, 2011, nonaccrual loans totaled $58.3 million. Nonaccrual loans included $2.5 million of loans 30 to 89 days past due and $37.4 million of current loans which were placed on nonaccrual status based on management's judgment regarding the collectibility of such loans.

        During 2011, all past due categories were reduced due to charge-offs and foreclosure activity. Reduction in the residential real estate construction past due category related to the foreclosure of two

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—LOANS (Continued)

non-covered nonaccrual loans with an aggregate balance of $23.0 million secured by undeveloped land located in Ventura County, California.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—LOANS (Continued)

        The following tables present our nonaccrual and performing non-covered loans by portfolio segment and class as of the date indicated:

	December 31, 2011			December 31, 2010
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Hospitality	$7,251	$137,151	$144,402	$4,151	$152,501	$156,652
SBA 504	2,800	55,577	58,377	9,346	59,941	69,287
Other	21,286	1,758,399	1,779,685	27,452	2,021,342	2,048,794

Total real estate
mortgage	31,337	1,951,127	1,982,464	40,949	2,233,784	2,274,733

Real estate construction:
Residential	1,086	16,583	17,669	24,004	41,039	65,043
Commercial	6,194	89,196	95,390	5,238	109,198	114,436

Total real estate construction	7,280	105,779	113,059	29,242	150,237	179,479

Commercial:
Collateralized	8,186	405,834	414,020	6,241	352,186	358,427
Unsecured	3,057	75,880	78,937	9,104	120,639	129,743
Asset-based	14	149,973	149,987	15	143,152	143,167
SBA 7(a)	7,801	21,194	28,995	6,518	25,702	32,220

Total commercial	19,058	652,881	671,939	21,878	641,679	663,557

Consumer	585	23,126	23,711	1,951	23,107	25,058
Foreign	—	20,932	20,932	163	22,445	22,608

Total non-covered loans	$58,260	$2,753,845	$2,812,105	$94,183	$3,071,252	$3,165,435

        Nonaccrual loans and performing restructured loans are considered impaired for reporting purposes. Impaired loans by portfolio segment are as follows as of the dates indicated:

	December 31, 2011			December 31, 2010
Loan Segment	Nonaccrual Loans	Performing Restructured Loans	Total Impaired Loans	Nonaccrual Loans	Performing Restructured Loans	Total Impaired Loans
	(In thousands)
Real estate mortgage	$31,337	$87,484	$118,821	$40,949	$53,222	$94,171
Real estate construction	7,280	24,512	31,792	29,242	18,108	47,350
Commercial	19,058	4,652	23,710	21,878	17,942	39,820
Consumer	585	143	728	1,951	—	1,951
Foreign	—	—	—	163	—	163

Total	$58,260	$116,791	$175,051	$94,183	$89,272	$183,455

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—LOANS (Continued)

        At December 31, 2011, we had commitments in the amount of $1,000 to lend on nonaccrual loans but are under no obligation to honor such commitment as long as the loan is on nonaccrual. We had commitments in the amount of $4.0 million to lend on performing restructured loans.

        During 2011, non-covered nonaccrual loans declined by $35.9 million, to $58.3 million; this decrease in nonaccrual loans was attributable primarily to reductions, payoffs and returns to accrual status of $33.4 million, charge-offs of $24.5 million, and foreclosures of $34.9 million, offset partially by additions of $56.9 million.

        During 2011, non-covered performing restructured loans increased by $27.5 million, to $116.8 million, at December 31, 2011. The growth in performing restructured loans was attributable to additions of $58.8 million, offset partially by the removal of $16.7 million in loans from restructured loan status due to the performance of the loans in accordance with their modified terms, and the transfers of performing restructured loans to nonaccrual status of $14.6 million. At December 31, 2011, we had $116.8 million in loans that were accruing interest under the terms of troubled debt restructurings. This amount consisted of $87.5 million in real estate mortgage loans, $24.5 million in real estate construction loans, $4.7 million in commercial loans and $144,000 in consumer loans.

        The majority of the performing restructured loans were on accrual status prior to the loan modifications and have remained on accrual status after their respective loan modifications due to the borrowers making payments before and after the restructurings. In these circumstances, generally, a borrower may have had a fixed rate loan that they continued to repay, but may be having cash flow difficulties. In an effort to work with certain borrowers, we have agreed to interest rate reductions to reflect the lower market interest rate environment and/or interest-only payments for a period of time. Generally, we do not forgive principal or extend the maturity date as part of the loan modification. As a result of the current economic environment in our market areas, we anticipate loan restructurings to continue.

        The Company measures its impaired loans by using the estimated fair value of the collateral, less estimated costs to sell, including senior obligations such as delinquent property taxes, if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan's effective interest rate if the loan is not collateral-dependent. The Company recognizes income from non-covered impaired loans on an accrual basis unless the loan is on nonaccrual status. Income from loans on nonaccrual status is recognized to the extent cash is received and the loan's principal balance is deemed collectible. For the years ended December 31, 2011, 2010, and 2009, no interest income was recorded on non-covered impaired loans during the time such loans were on nonaccrual status; any interest payments received were credited to principal.

        The recorded investment in a loan reflects the contractual amount due from the borrower reduced by charge-offs and any participation amount sold to a third party. The Company's policy is to charge-off to the allowance the impairment amount on a collateral-dependent loan and to set up as a specific reserve within the allowance the impairment amount on a loan that is not collateral-dependent.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—LOANS (Continued)

        The following table presents information regarding our non-covered impaired loans by portfolio segment and class as of the dates indicated:

	December 31, 2011			December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$17,548	$17,890	$4,369	$15,081	$15,138	$564
SBA 504	1,147	1,245	206	4,161	6,180	280
Other	78,349	81,921	6,919	47,188	47,343	3,049
Real estate construction:
Residential	2,766	2,776	409	8,301	11,956	673
Other	12,477	12,520	1,664	5,341	5,701	452

Total real estate	112,287	116,352	13,567	80,072	86,318	5,018

Commercial:
Collateralized	5,515	5,741	3,901	2,192	2,363	1,174
Unsecured	2,864	3,061	2,513	9,361	9,445	7,696
SBA 7(a)	3,397	3,428	379	1,999	2,123	41
Consumer	433	459	413	1,125	1,127	1,049

Total other	12,209	12,689	7,206	14,677	15,058	9,960

With No Related Allowance Recorded:
Real estate mortgage:
Hospitality	$—	$—	$—	$667	$667	$—
SBA 504	2,262	3,007	—	5,185	6,320	—
Other	19,515	22,999	—	21,889	29,191	—
Real estate construction:
Residential	611	611	—	22,676	23,208	—
Other	15,938	19,536	—	11,032	12,603	—

Total real estate	38,326	46,153	—	61,449	71,989	—

Commercial:
Collateralized	4,759	4,927	—	20,519	20,668	—
Unsecured	643	716	—	224	236	—
Asset-based	14	14	—	15	15	—
SBA 7(a)	6,518	8,181	—	5,510	7,239	—
Consumer	295	351	—	826	876	—
Foreign	—	—	—	163	238	—

Total other	12,229	14,189	—	27,257	29,272	—

Total:
Real estate mortgage	$118,821	$127,062	$11,494	$94,171	$104,839	$3,893
Real estate construction	31,792	35,443	2,073	47,350	53,468	1,125
Commercial	23,710	26,068	6,793	39,820	42,089	8,911
Consumer	728	810	413	1,951	2,003	1,049
Foreign	—	—	—	163	238	—

Total non-covered loans	$175,051	$189,383	$20,773	$183,455	$202,637	$14,978

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—LOANS (Continued)

	Year Ended December 31, 2011
	Weighted Average Recorded Investment(1)	Interest Income Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$17,399	$962
SBA 504	895	54
Other	42,973	2,017
Real estate construction:
Residential	2,520	81
Other	5,375	158

Total real estate	69,162	3,272

Commercial:
Collateralized	4,745	183
Unsecured	2,767	154
SBA 7(a)	1,761	101
Consumer	291	15

Total other	9,564	453

With No Related Allowance Recorded:
Real estate mortgage:
SBA 504	$1,916	$187
Other	13,827	1,124
Real estate construction:
Residential	611	—
Other	14,904	451

Total real estate	31,258	1,762

Commercial:
Collateralized	1,584	131
Unsecured	499	49
Asset-based	14	—
SBA 7(a)	5,753	413
Consumer	234	27

Total other	8,084	620

Total:
Real estate mortgage	$77,010	$4,344
Real estate construction	23,410	690
Commercial	17,123	1,031
Consumer	525	42

Total non-covered loans	$118,068	$6,107

(1)
For the loans reported as impaired as of December 31, 2011, amounts were calculated based on the period of time such loans were impaired during the reporting period.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—LOANS (Continued)

        The following tables present non-covered new troubled debt restructurings and defaulted troubled debt restructurings for the periods indicated:

	Year Ended December 31, 2011
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Real estate mortgage:
Hospitality	4	$17,053	$17,053
SBA 504	4	2,124	2,124
Other	46	91,187	90,994
Real estate construction:
Residential	3	924	924
Other	7	16,539	16,539
Commercial:
Collateralized	20	4,226	4,226
Unsecured	6	857	857
SBA 7(a)	22	5,955	5,955
Consumer	3	415	415

Total	115	$139,280	$139,087

	Year Ended December 31, 2011
	Number of Loans	Recorded Investment(1)
	(Dollars in thousands)
Troubled Debt Restructurings That Subsequently Defaulted(2):
Real estate mortgage:
Other	4	$3,813
Real estate construction:
Other	1	1,492
Commercial:
SBA 7(a)	3	59

Total	8	$5,364

(1)
Represents the balance at December 31, 2011 and is net of charge-offs of $5.9 million for the year ended December 31, 2011.

(2)
The population of defaulted restructured loans for the period indicated includes only those loans restructured during the preceeding 12-month period. The table excludes defaulted troubled debt restructurings in those classes for which the recorded investment was zero at December 31, 2011.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—LOANS (Continued)

  Covered Loans

        We refer to the loans acquired in the Los Padres and Affinity acquisitions subject to loss sharing agreements with the FDIC as "covered loans" as we will be reimbursed for a substantial portion of any future losses on them under the terms of the agreements. At the respective acquisition dates, the estimated fair values of the Los Padres and Affinity covered loans were $436.3 million and $675.6 million. Fair value of acquired loans is determined using a discounted cash flow model using assumptions about the amount and timing of principal and interest payments, estimated prepayments, estimated default rates, estimated loss severity in the event of defaults, and current market rates. Estimated credit losses are included in the determination of fair value; therefore, an allowance for loan losses is not recorded on the acquisition date.

        The following table reflects the carrying values of the covered loans as of the dates indicated:

	December 31,
	2011		2010
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$2,944	—	$2,998	—
Other	733,414	91%	916,300	87%

Total real estate mortgage	736,358	91%	919,298	87%

Real estate construction:
Residential	21,521	3%	44,637	4%
Commercial	25,397	3%	47,103	5%

Total real estate construction	46,918	6%	91,740	9%

Commercial:
Collateralized	24,808	3%	37,973	4%
Unsecured	802	—	1,202	—
Asset-based	—	—	1,581	—

Total commercial	25,610	3%	40,756	4%

Consumer	735	—	947	—

Total gross covered loans	809,621	100%	1,052,741	100%

Discount	(75,323)		(110,901)
Allowance for loan losses	(31,275)		(33,264)

Covered loans, net	$703,023		$908,576

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—LOANS (Continued)

        The following table summarizes the changes in the carrying amount of covered acquired impaired loans and accretable yield on those loans for the periods indicated:

	Covered Acquired Impaired Loans
	Carrying Amount	Accretable Yield
	(In thousands)
Balance, December 31, 2008	$—	$—
Addition from the Affinity acquisition	675,616	(248,174)
Accretion	17,622	17,622
Payments received	(53,552)	—
Decrease in expected cash flows, net	—	4,106
Provision for credit losses	(18,000)	—

Balance, December 31, 2009	621,686	(226,446)
Addition from the Los Padres acquisition	405,619	(144,168)
Accretion	52,539	52,539
Payments received	(166,858)	—
Decrease in expected cash flows, net	—	27,410
Provision for credit losses	(33,500)	—

Balance, December 31, 2010	879,486	(290,665)
Accretion	65,282	65,282
Payments received	(254,484)	—
Increase in expected cash flows, net	—	(33,882)
Provision for credit losses	(13,270)	—

Balance, December 31, 2011	$677,014	$(259,265)

        The table above excludes the covered loans from the Los Padres acquisition which are accounted for as non-impaired loans and totaled $26.0 million and $29.1 million at December 31, 2011 and 2010, respectively.

        The following table presents changes in our allowance for credit losses on the covered loans for the years indicated:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Allowance for credit losses on covered loans, beginning of year	$33,264	$18,000	$—
Provision	13,270	33,500	18,000
Charge-offs, net	(15,259)	(18,236)	—

Allowance for credit losses on covered loans, end of year	$31,275	$33,264	$18,000

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—LOANS (Continued)

        The following tables present the credit risk rating categories for covered loans by portfolio segment as of the dates indicated. Nonclassified loans are those with a credit risk rating of either pass or special mention, while classified loans are those with a credit risk rating of either substandard or doubtful. It should be noted, however, that all of these loans are covered by loss sharing agreements with the FDIC.

	December 31, 2011			December 31, 2010
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(In thousands)
Real estate mortgage	$478,291	$164,149	$642,440	$622,837	$180,944	$803,781
Real estate construction	5,762	35,337	41,099	21,370	51,729	73,099
Commercial	11,076	8,221	19,297	14,630	16,219	30,849
Consumer	6	181	187	722	125	847

Total covered loans, net	$495,135	$207,888	$703,023	$659,559	$249,017	$908,576

        Our federal and state banking regulators, as an integral part of their examination process, periodically review the Company's loan classifications. Our regulators may require the Company to recognize rating downgrades based on their judgments related to information available to them at the time of their examinations.

NOTE 7—OTHER REAL ESTATE OWNED (OREO)

        The following tables summarize OREO by property type at the dates indicated:

	December 31, 2011			December 31, 2010
Property Type	Non-Covered OREO	Covered OREO	Total OREO	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
Commercial real estate	$23,003	$15,053	$38,056	$18,205	$21,658	$39,863
Construction and land development	24,788	15,461	40,249	4,650	19,205	23,855
Multi-family	—	—	—	—	10,393	10,393
Single family residence	621	2,992	3,613	2,743	4,560	7,303

Total OREO, net	$48,412	$33,506	$81,918	$25,598	$55,816	$81,414

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 7—OTHER REAL ESTATE OWNED (OREO) (Continued)

        The following table presents a rollforward of OREO, net of the valuation allowance, for the years indicated:

	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
OREO Activity:
Balance, December 31, 2008	$41,310	$—	$41,310
Addition from the Affinity acquisition	—	22,897	22,897
Foreclosures	53,436	14,509	67,945
Payments to third parties(1)	390	—	390
Provision for losses	(16,277)	(1,518)	(17,795)
Reductions related to sales	(35,604)	(8,200)	(43,804)

Balance, December 31, 2009	43,255	27,688	70,943
Addition from the Los Padres acquisition	—	33,913	33,913
Foreclosures	34,349	35,001	69,350
Payments to third parties(1)	2,484	—	2,484
Provision for losses	(12,271)	(5,389)	(17,660)
Reductions related to sales	(42,219)	(35,397)	(77,616)

Balance, December 31, 2010	25,598	55,816	81,414
Foreclosures	34,743	33,940	68,683
Payments to third parties(1)	1,619	10	1,629
Provision for losses	(5,026)	(11,968)	(16,994)
Reductions related to sales	(8,522)	(44,292)	(52,814)

Balance, December 31, 2011	$48,412	$33,506	$81,918

(1)
Represents amounts due to participants and for guarantees, property taxes or other prior lien positions.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 7—OTHER REAL ESTATE OWNED (OREO) (Continued)

        The following table presents a rollforward of our OREO valuation allowance for the years indicated:

	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
OREO Valuation Allowance Activity:
Balance, December 31, 2008	$1,254	$—	$1,254
Provision for losses	16,277	1,518	17,795
Due from the SBA	1,403	—	1,403
Reductions related to sales	(2,906)	—	(2,906)

Balance, December 31, 2009	16,028	1,518	17,546
Provision for losses	12,271	5,389	17,660
Due from the SBA	823	—	823
Reductions related to sales	(15,291)	(2,925)	(18,216)

Balance, December 31, 2010	13,831	3,982	17,813
Provision for losses	5,026	11,968	16,994
Selling costs(1)	—	2,527	2,527
Due from the SBA	108	—	108
Reductions related to sales	(9,431)	(7,436)	(16,867)

Balance, December 31, 2011	$9,534	$11,041	$20,575

(1)
During 2011, the FDIC changed its methodology such that selling costs are reimbursed at the time of sale rather than at the time of foreclosure. Such amounts will be realized when the related OREO parcels are sold.

NOTE 8—FDIC LOSS SHARING ASSET

        The following table presents changes in the FDIC loss sharing asset for the years indicated:

	Year Ended December 31,
	2011	2010
	(In thousands)
FDIC loss sharing asset, beginning of year	$116,352	$112,817
Addition due to acquisition	—	71,204
FDIC share of additional losses, net of recoveries(1)	15,246	31,799
Cash received from FDIC	(41,390)	(93,786)
Net accretion	(2,932)	(5,682)

Subtotal	87,276	116,352
Filed claims receivable	7,911	—

FDIC loss sharing asset, end of year	$95,187	$116,352

(1)
For 2011, includes $7.6 million related to resolution of goodwill matter with the FDIC.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 9—PREMISES AND EQUIPMENT, NET

        The following table presents the components of premises and equipment as of the dates indicated:

	December 31,
	2011	2010
	(In thousands)
Land	$3,537	$3,537
Buildings	5,815	5,815
Furniture, fixtures and equipment	29,466	26,268
Leasehold improvements	23,630	23,495

Premises and equipment, gross	62,448	59,115
Less: accumulated depreciation and amortization	(39,380)	(36,537)

Premises and equipment, net	$23,068	$22,578

        Depreciation and amortization expense was $5.4 million, $5.1 million, and $5.5 million for the years ended December 31, 2011, 2010, and 2009, respectively.

        We have obligations under a number of noncancelable operating leases for premises and equipment. The following table presents future minimum rental payments under noncancelable operating leases as of December 31, 2011:

Estimated Lease Payments for Year Ending December 31,	Amount
(In thousands)
2012	$16,621
2013	15,746
2014	13,712
2015	11,121
2016	8,289
Thereafter	14,629

Total	$80,118

        Total gross rental expense for the years ended December 31, 2011, 2010, and 2009, was $16.7 million, $16.8 million, and $15.0 million, respectively. Most of the leases provide that the Company pay maintenance, insurance and certain other operating expenses applicable to the leased premises in addition to the monthly rental payments.

        Total rental income for the years ended December 31, 2011, 2010, and 2009, was approximately $587,000, $518,000, and $441,000, respectively. The future minimum rental payments to be received under noncancelable subleases are $2.3 million.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 10—DEPOSITS

        The following table presents the components of interest-bearing deposits as of the dates indicated:

	December 31,
Deposit Category	2011	2010
	(In thousands)
Interest checking deposits	$500,998	$494,617
Money market deposits	1,265,282	1,321,780
Savings deposits	157,480	135,876
Time deposits under $100,000	324,521	436,838
Time deposits of $100,000 or more	643,373	795,025

Total interest-bearing deposits	$2,891,654	$3,184,136

        Brokered time deposits totaled $41.6 million at December 31, 2011, all of which represented deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits. Brokered time deposits totaled $83.7 million at December 31, 2010, of which $47.5 million were part of the CDARS program.

        The following table summarizes the maturities of time deposits as of the date indicated:

	December 31, 2011
Year of Maturity	Time Deposits Under $100,000	Time Deposits $100,000 or More	Total Time Deposits
	(In thousands)
2012	$151,014	$269,163	$420,177
2013	124,538	271,877	396,415
2014	37,943	75,980	113,923
2015	225	970	1,195
2016	10,801	25,383	36,184

Total	$324,521	$643,373	$967,894

NOTE 11—BORROWINGS AND SUBORDINATED DEBENTURES

  Borrowings

        The Bank has established secured and unsecured lines of credit. We may borrow funds from time to time on a term or overnight basis from the FHLB, the FRB, or other financial institutions.

        Federal Funds Arrangements with Commercial Banks.    As of December 31, 2011, 2010, and 2009, the Bank had unsecured lines of credit with correspondent banks, subject to availability, in the amount of $45.0 million, $52.0 million, and $117.0 million, respectively. These lines are renewable annually and have no unused commitment fees. As of December 31, 2011, 2010, and 2009, there were no balances outstanding.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 11—BORROWINGS AND SUBORDINATED DEBENTURES (Continued)

        FRB Secured Line of Credit.    The Bank established a secured line of credit with the FRB during 2008. The secured borrowing capacity is collateralized by liens covering $439.1 million of our construction and commercial loans not already pledged to the FHLB as described below. As of December 31, 2011, our secured FRB borrowing capacity was $347.4 million. As of December 31, 2011, 2010 and 2009 and during such periods, there were no balances outstanding.

        FHLB Secured Lines of Credit.    The borrowing arrangements with the FHLB are based on two separate FHLB programs and are collateralized by a portion of our securities available-for-sale and by a blanket lien covering the majority of our real estate secured loans. At December 31, 2011, approximately $2.7 billion of real estate and commercial loans and securities with a carrying value of $37.6 million are pledged to secure our FHLB lines of credit.

        The following table summarizes information about our collateralized FHLB borrowing arrangements for the years indicated:

	At or For the Year Ended December 31,
FHLB Borrowing Data	2011	2010	2009
	(Dollars in thousands)
Collateralized borrowing limits	$1,273,927	$1,389,806	$1,322,636
Carrying value of assets pledged	$2,706,917	$3,229,294	$3,125,442
Unused borrowing capacity	$1,046,925	$1,162,804	$785,410
Balance at the end of the year	$225,000	$225,000	$542,763
Average balance outstanding during the year	$225,523	$324,139	$550,038
Highest balance at any month-end	$225,000	$460,000	$722,921
Weighted average interest cost for the year	3.14%	2.82%	2.81%

        The following table summarizes our outstanding FHLB advances by their maturity dates as of the dates indicated:

	December 31,
	2011		2010
Contractual Maturity Date	Amount	Rate	Amount	Rate
	(Dollars in thousands)
December 11, 2017	200,000	3.16%	200,000	3.16%
January 11, 2018	25,000	2.61%	25,000	2.61%

Total FHLB advances	$225,000	3.10%	$225,000	3.10%

        The FHLB advances outstanding at December 31, 2011, are both term and callable advances. The maturities shown are the contractual maturities for all advances. The callable advances have all passed their initial call dates and are currently callable on a quarterly basis by the FHLB. While the FHLB may call the advances to be repaid for any reason, they are likely to be called if market interest rates, for borrowings of similar remaining term, are higher than the advances' stated rates on the call dates. We may repay the advances at any time with a prepayment penalty.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 11—BORROWINGS AND SUBORDINATED DEBENTURES (Continued)

  Subordinated Debentures

        The Company had an aggregate of $129.3 million and $129.6 million in subordinated debentures outstanding at December 31, 2011 and 2010, respectively. The subordinated debentures outstanding at December 31, 2011 were issued in seven separate series. Each issuance had a maturity of thirty years from its date of issue. Debt issuance costs are amortized on a straight-line basis over the period to the first call date. The subordinated debentures were issued to trusts established by us or entities we have acquired, which in turn issued trust preferred securities, which totaled $123.0 million at December 31, 2011. These trust preferred securities are presently considered Tier 1 capital for regulatory purposes.

        The subordinated debentures are each callable at par with the exception of Trust I and Trust CI, which are callable at par with a prepayment penalty, and only by the issuer. The prepayment penalty for Trust I and Trust CI diminishes over time such that they may be called at par in the year 2020.

        On March 7 and 8, 2012, the Company redeemed $18 million of the subordinated debentures of Trust 1 and Trust CI and recognized a pre-tax gain of approximately $1.6 million. We redeemed these subordinated debentures to reduce our cost of funds, as these two instruments carried fixed interest rates of 11.0% and 10.6%.

        The proceeds of the subordinated debentures were used primarily to fund several of our acquisitions and to augment regulatory capital. Interest payments on subordinated debentures made by the Company are considered dividend payments by the Federal Reserve Bank. As such, notification to the Federal Reserve Bank is required prior to paying such interest during any period for which our quarterly net earnings are insufficient to fund the interest due. Should the FRB object to payment of interest on the subordinated debentures we would not be able to make the payments until approval is received or we no longer need to provide notice under applicable regulations.

        The following table summarizes the terms of each issuance of the subordinated debentures outstanding as of December 31, 2011:

Series	Date Issued	December 31, 2011 Amount	Maturity Date	Earliest Call Date by Company Without Penalty		Fixed or Variable Rate	Rate Index	Current Rate(2)	Next Reset Date
		(In thousands)
Trust CI	3/23/00	$10,310	3/8/30	3/8/20		Fixed	N/A	11.00%	N/A
Trust I	9/7/00	8,248	9/7/30	9/7/20		Fixed	N/A	10.60%	N/A
Trust V	8/15/03	10,310	9/17/33		(1)	Variable	3 month LIBOR + 3.10	3.66%	3/15/12
Trust VI	9/3/03	10,310	9/15/33		(1)	Variable	3 month LIBOR + 3.05	3.60%	3/13/12
Trust CII	9/17/03	5,155	9/17/33		(1)	Variable	3 month LIBOR + 2.95	3.51%	3/15/12
Trust VII	2/5/04	61,856	4/23/34		(1)	Variable	3 month LIBOR + 2.75	3.30%	4/27/12
Trust CIII	8/15/05	20,619	9/15/35		(1)	Variable	3 month LIBOR + 1.69	2.24%	3/15/12

Gross subordinated debentures		126,808
Unamortized premium(3)		2,463

Net subordinated debentures		$129,271

(1)
These debentures may be called without prepayment penalty.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 11—BORROWINGS AND SUBORDINATED DEBENTURES (Continued)

(2)
As of January 27, 2012.

(3)
This amount represents the fair value adjustment on the subordinated debentures issued to the trusts of acquired companies.

NOTE 12—COMMITMENTS AND CONTINGENCIES

  Lending Commitments

        The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in those particular classes of financial instruments.

        The following presents a summary of the financial instruments described above as of the dates indicated:

	December 31,
	2011	2010
	(In thousands)
Commitments to extend credit—fixed	$74,283	$66,614
Commitments to extend credit—variable	617,246	656,531
Standby letters of credit	31,956	23,707

	$723,485	$746,852

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Of the $723.5 million of commitments to extend credit, $8.5 million is related to foreign loans.

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees will expire within one year. The Company generally requires collateral or other security to support financial instruments with credit risk.

        In addition, the Company has investments in low income housing project partnerships, which provide the Company income tax credits, and also in several small business investment companies. The investments call for capital contributions up to an amount specified in the partnership agreements. The Company had commitments to contribute capital to these entities totaling $7.1 million and $177,000 as of December 31, 2011 and 2010, respectively.

  Legal Matters

        In the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business. The outcome of such legal actions and the timing of

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

ultimate resolution are inherently difficult to predict. In the opinion of management, based upon information currently available to us, any resulting liability, in addition to amounts already accrued, would not have a material adverse effect on the Company's financial statements or operations.

NOTE 13—FAIR VALUE MEASUREMENTS

        ASC Topic 820, "Fair Value Measurement," defines fair value, establishes a framework for measuring fair value including a three-level valuation hierarchy, and expands disclosures about fair value measurements. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date reflecting assumptions that a market participant would use when pricing an asset or liability. The hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 13—FAIR VALUE MEASUREMENTS (Continued)

        The following tables present information on the assets measured and recorded at fair value on a recurring and nonrecurring basis as of the dates indicated:

	Fair Value Measurement as of December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Measured on a Recurring Basis:
Securities available-for-sale:
Government and government-sponsored entity residential mortgage-backed securities	$1,124,534	$—	$1,124,534	$—
Covered private label CMOs	45,149	—	—	45,149
Municipal securities	126,797	—	126,797	—
Corporate debt securities	25,128	—	25,128	—
Other securities	4,750	2,976	1,774	—

	$1,326,358	$2,976	$1,278,233	$45,149

Measured on a Nonrecurring Basis:
Non-covered impaired loans	$114,353	$—	$13,803	$100,550
Non-covered other real estate owned	44,106	—	3,679	40,427
Covered other real estate owned	29,490	—	24,729	4,761
SBA loan servicing asset	1,254	—	—	1,254

	$189,203	$—	$42,211	$146,992

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 13—FAIR VALUE MEASUREMENTS (Continued)

	Fair Value Measurement as of December 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Measured on a Recurring Basis:
Securities available-for-sale:
Government-sponsored entity debt securities	$10,029	$—	$10,029	$—
Government and government-sponsored entity residential mortgage-backed securities	803,694	—	803,694	—
Covered private label CMOs	50,437	—	—	50,437
Municipal securities	7,566	—	7,566	—
Other securities	2,290	—	2,290	—

	$874,016	$—	$823,579	$50,437

Measured on a Nonrecurring Basis:
Non-covered impaired loans	$117,854	$—	$43,530	$74,324
Non-covered other real estate owned	12,087	—	11,857	230
Covered other real estate owned	16,643	—	13,848	2,795
SBA loan servicing asset	1,613	—	—	1,613

	$148,197	$—	$69,235	$78,962

        There were no significant transfers of assets between Level 1 and Level 2 of the fair value hierarchy during 2011.

        The following table presents gains and (losses) recognized on assets measured on a nonrecurring basis for the years indicated:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Non-covered impaired loans	$(22,796)	$(30,639)	$(67,762)
Non-covered other real estate owned	(4,381)	(8,915)	(14,615)
Covered other real estate owned	(9,275)	(3,982)	(1,518)
SBA loan servicing asset	2	204	375

Total loss on assets measured on a nonrecurring basis	$(36,450)	$(43,332)	$(83,520)

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 13—FAIR VALUE MEASUREMENTS (Continued)

        The following table presents activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years indicated:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Covered private label CMOs, beginning of year	$50,437	$52,125	$—
Addition from the Afffinity acquisition	—	—	55,270
Total realized in earnings	2,097	1,932	847
Other-than-temporary impairment loss	—	(874)	—
Total unrealized in comprehensive income	(846)	5,411	(842)
Net settlements subsequent to acquisition	(6,539)	(8,157)	(3,150)

Covered private label CMOs, end of year	$45,149	$50,437	$52,125

        ASC Topic 825, "Financial Instruments," requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. Additionally, certain financial instruments and all nonfinancial instruments are excluded from the applicable disclosure requirements.

        The following table is a summary of the carrying values and fair value estimates of certain financial instruments as of the dates indicated:

	December 31,
	2011		2010
	Carrying or Contract Amount	Estimated Fair Value	Carrying or Contract Amount	Estimated Fair Value
	(In thousands)
Financial Assets:
Cash and due from banks	$92,342	$92,342	$82,170	$82,170
Interest-earning deposits in financial institutions	203,275	203,275	26,382	26,382
Securities available-for-sale	1,326,358	1,326,358	874,016	874,016
Investment in FHLB stock	46,106	46,106	55,040	55,040
Loans, net(1)	3,425,423	3,469,754	3,970,978	3,960,244
Financial Liabilities:
Deposits	4,577,453	4,587,148	4,649,698	4,664,575
Borrowings	225,000	249,000	225,000	243,273
Subordinated debentures	129,271	135,532	129,572	135,876

(1)
The fair value of loans exceeded the carrying value at December 31, 2011, while the fair value of loans at December 31, 2010 was below the carrying value. When estimating the fair value, we apply a discount rate similar to the rate offered on loans at the time of the analysis. The reason for the change in the relationship of the fair value to the carrying value of loans at December 31, 2011 compared to December 31, 2010 is that the offered rate for certain of our commercial real estate loans was lower in December 2011 compared to December 2010 resulting in a lower discount rate and a relatively higher fair value.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 13—FAIR VALUE MEASUREMENTS (Continued)

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

        FHLB stock.    The fair value of FHLB stock is based on our recorded investment. In January 2009, the FHLB announced that it suspended excess FHLB stock redemptions and dividend payments. Since this announcement, the FHLB has declared and paid cash dividends in 2010 and 2011, though at rates less than those paid in the past, and repurchased certain amounts of our excess stock at the carrying value. We evaluated the carrying value of our FHLB stock investment at December 31, 2011 and 2010, and determined that it was not impaired. Our evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, the actions being taken by the FHLB to address its regulatory situation, repurchase activity of excess stock by the FHLB, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

        Securities available-for-sale.    Securities available-for-sale are measured and carried at fair value on a recurring basis. Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated other comprehensive income in the consolidated balance sheets. Also see Note 5, Investment Securities, for further information on unrealized gains and losses on securities available-for-sale.

        Fair values for securities catagorized as Level 1, which are primarily equity securities, are based on readily available quoted market prices. In determining the fair value of the securities categorized as Level 2, we obtain a report from a nationally recognized broker-dealer detailing the fair value of each investment security we hold as of each reporting date. The broker-dealer uses observable market information to value our securities, with the primary source being a nationally recognized pricing service. We review the market prices provided by the broker-dealer for our securities for reasonableness based on our understanding of the marketplace and we consider any credit issues related to the securities. As we have not made any adjustments to the market quotes provided to us and they are based on observable market data, they have been categorized as Level 2 within the fair value hierarchy.

        Our covered private label collateralized mortgage obligation securities, which we refer to as private label CMOs, are categorized as Level 3 due in part to the inactive market for such securities. There is a wide range of prices quoted for private label CMOs among independent third party pricing services and this range reflects the significant judgment being exercised over the assumptions and variables that determine the pricing of such securities. We consider this subjectivity to be a significant unobservable input and have concluded that the private label CMOs should be categorized as a Level 3 measured asset. Our fair value estimate was based on prices provided to us by a nationally recognized pricing service which we also use to determine the fair value of the majority of our securities portfolio. We determined the reasonableness of the fair values by reviewing assumptions at the individual security level about prepayment, default expectations, estimated severity loss factors, projected cash flows and

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 13—FAIR VALUE MEASUREMENTS (Continued)

estimated collateral performance, all of which are not directly observable in the market. During 2010, we recorded $874,000 in losses on one covered impaired security with a resulting fair value of zero.

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

        The non-covered impaired loan balances shown above represent those nonaccrual and restructured loans for which impairment was recognized during 2011 and 2010. The amounts shown as losses represent, for the loan balances shown, the impairment recognized during the years ended December 31, 2011, 2010, and 2009. Of the $58.3 million of nonaccrual loans at December 31, 2011, $18.2 million were written down to their fair values through charge-offs during 2011.

        Other real estate owned.    The fair value of foreclosed real estate, both non-covered and covered, is generally based on estimated market prices from independently prepared current appraisals or negotiated sales prices with potential buyers, less estimated costs to sell; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement on a nonrecurring basis. As a matter of policy, appraisals are required annually and may be updated more frequently as

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 13—FAIR VALUE MEASUREMENTS (Continued)

circumstances require in the opinion of management. The Level 2 measurement for OREO is based on appraisals obtained within the last 12 months and for which a write-down was recognized in 2011 and 2010.

        When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value as a result of known changes in the market or the collateral and there is no observable market price, such valuation inputs result in a fair value measurement that is categorized as a Level 3 measurement. To the extent a negotiated sales price or reduced listing price represents a significant discount to an observable market price, such valuation input would result in a fair value measurement that is also considered a Level 3 measurement. The OREO losses disclosed are write-downs based on either a recent appraisal obtained after foreclosure or an accepted purchase offer by an independent third party received after foreclosure.

        SBA servicing asset.    In accordance with ASC Topic 860, "Transfers and Servicing," the SBA servicing asset, included in other assets in the balance sheet, is carried at its implied fair value. The fair value of the servicing asset is estimated by discounting future cash flows using market-based discount rates and prepayment speeds. The discount rate is based on the current US Treasury yield curve, as published by the Department of the Treasury, plus a spread for the marketplace risk associated with these assets. We utilize estimated prepayment vectors using SBA prepayment information provided by Bloomberg for pools of similar assets to determine the timing of the cash flows. These nonrecurring valuation inputs are considered to be Level 3 inputs.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 13—FAIR VALUE MEASUREMENTS (Continued)

  Limitations

        Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of December 31, 2011 and 2010, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

NOTE 14—INCOME TAXES

        The following table presents the components of income tax benefit (expense) for the years indicated:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Current Income Taxes:
Federal	$(15,129)	$7,912	$10,716
State	(9,562)	(3,557)	(528)

Total current income tax (expense) benefit	(24,691)	4,355	10,188

Deferred Income Taxes:
Federal	(11,726)	27,263	(4,100)
State	(383)	15,096	1,713

Total deferred income tax (expense) benefit	(12,109)	42,359	(2,387)

Total income tax (expense) benefit	$(36,800)	$46,714	$7,801

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 14—INCOME TAXES (Continued)

        The following table presents a reconciliation of the recorded income tax benefit (expense) to the amount of taxes computed by applying the applicable statutory Federal income tax rate of 35% to earnings or loss before income taxes:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Computed expected income tax (expense) benefit at Federal statutory rate	$(30,626)	$38,056	$6,003
State tax (expense) benefit, net of federal tax benefit	(6,464)	7,500	770
Increase in cash surrender value of life insurance	504	486	553
Tax credits	556	523	690
Other, net	(770)	149	(215)

Recorded income tax (expense) benefit	$(36,800)	$46,714	$7,801

        The Company had net income taxes receivable of $14.6 million and $20.5 million at December 31, 2011 and 2010, respectively, on its consolidated balance sheets.

        The Company had available at December 31, 2011, approximately $1.1 million of unused Federal net operating loss carryforwards that may be applied against future taxable income through 2030. The Company had available at December 31, 2011, approximately $90.7 million of unused state net operating loss carryforwards that may be applied against future taxable income through 2032. Utilization of the net operating loss and other carryforwards are subject to annual limitations set forth in Section 382 of the Internal Revenue Code.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 14—INCOME TAXES (Continued)

        The following table presents the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of the dates indicated:

	December 31,
	2011	2010
	(In thousands)
Deferred Tax Assets:
Book allowance for loan losses in excess of tax specific charge-offs	$39,520	$43,757
Interest on nonaccrual loans	641	1,986
Deferred compensation	3,999	4,216
Net operating losses	6,467	15,890
Premises and equipment, principally due to differences in depreciation	5,526	5,284
OREO valuation allowance	9,689	8,949
Assets acquired in FDIC-assisted acquisition	23,364	32,650
State tax benefit	3,311	—
Accrued liabilities	9,550	8,137
Other	5,336	7,544
Goodwill	4,764	5,991

Gross deferred tax assets	112,167	134,404

Deferred Tax Liabilities:
Core deposit and customer relationship intangibles	4,504	8,061
Deferred loan fees and costs	76	154
Unrealized gain on securities available-for-sale	16,513	2,885
FHLB stock and dividends	7,709	7,709
Unrealized income from FDIC-assisted acquisition	35,427	41,261

Gross deferred tax liabilities	64,229	60,070

Total net deferred tax asset	$47,938	$74,334

        Based upon our taxpaying history and estimates of taxable income over the years in which the items giving rise to the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

        We adopted the provisions of ASC Topic 740, "Income Taxes," which relate to the accounting for uncertainty in income taxes recognized in an enterprise's financial statements on January 1, 2007. ASC Topic 740 prescribes a threshold and a measurement process for recognizing in the financial statements a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        Our evaluation of tax positions was performed for those tax years which remain open to audit. As of December 31, 2011, all the federal returns filed since 2008 and state returns filed since 2007 are subject to adjustment upon audit.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 14—INCOME TAXES (Continued)

        The following table presents a reconciliation of unrecognized net tax benefit positions for the year ended December 31, 2011:

Unrecognized Tax Benefit Positions
(In thousands)
Balance as of December 31, 2010	$117
Reductions due to lapse of statutes of limitations	(117)

Balance as of December 31, 2011	$—

        While it is expected that the amount of unrecognized tax benefits may change in the next twelve months, the Company does not expect this change to have a material impact on the results of operations or the financial position of the Company. We may from time to time be assessed interest or penalties by taxing authorities, although any such assessments historically have been minimal and immaterial to our financial results. In the event we are assessed for interest and/or penalties, such amounts will be classified in the financial statements as income tax expense.

NOTE 15—EARNINGS PER SHARE

        The following table presents a summary of the calculation of basic and diluted net earnings (loss) per share for the years indicated:

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Basic Earnings (Loss) Per Share:
Net earnings (loss)	$50,704	$(62,016)	$(9,350)
Less: earnings allocated to unvested restricted stock(1)	(2,072)	(31)	(245)

Net earnings (loss) allocated to common shares	$48,632	$(62,047)	$(9,595)

Weighted-average basic shares and unvested restricted stock outstanding	37,141.5	36,438.7	33,114.9
Less: weighted-average unvested restricted stock outstanding	(1,650.7)	(1,330.6)	(1,216.2)

Weighted-average basic shares outstanding	35,490.8	35,108.1	31,898.7

Basic earnings (loss) per share	$1.37	$(1.77)	$(0.30)

Diluted Earnings (Loss) Per Share:
Net earnings (loss) allocated to common shares	$48,632	$(62,047)	$(9,595)

Weighted-average basic shares outstanding	35,490.8	35,108.1	31,898.7

Diluted earnings (loss) per share	$1.37	$(1.77)	$(0.30)

(1)
Represents cash dividends paid to holders of unvested restricted stock, net of estimated forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 16—STOCK COMPENSATION PLANS

        The Company's 2003 Stock Incentive Plan, or the 2003 Plan, permits stock-based compensation awards to officers, directors, key employees and consultants. The 2003 Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 5,000,000 shares of authorized but unissued Company common stock, subject to adjustments provided by the 2003 Plan. In May 2011, the Board of Directors approved the equity award of 13,740 common shares to non-employee directors of the Company. Such shares were granted outright and vested immediately with a charge to other noninterest expense of $300,000 at that time. As of December 31, 2011, there were 514,365 shares available for grant under the 2003 Plan.

  Restricted Stock

        The following table presents a summary of restricted stock transactions for the years indicated:

	Number of Shares	Weighted Average Fair Value on Award Date
Unvested restricted stock, December 31, 2009	1,095,417	$42.86
Awarded	443,050	19.99
Shares issued by the Company upon vesting	(268,568)	36.78
Forfeited	(39,317)	45.82

Unvested restricted stock, December 31, 2010	1,230,582	35.86
Awarded	692,900	20.50
Shares issued by the Company upon vesting	(203,174)	30.13
Forfeited	(44,578)	23.56

Unvested restricted stock, December 31, 2011	1,675,730	$30.53

        At December 31, 2011, there were outstanding 825,730 shares of unvested time-based restricted common stock and 850,000 shares of unvested performance-based restricted common stock. The awarded shares of time-based restricted common stock vest over a service period of three to five years from the date of the grant. The awarded shares of performance-based restricted common stock vest in full on the date the Compensation, Nominating and Governance, or CNG, Committee of the Board of Directors, as Administrator of the 2003 Plan, determines that the Company achieved certain financial goals established by the CNG Committee as set forth in the award documents. Both time-based and performance-based restricted common stock vest immediately upon a change in control of the Company as defined in the 2003 Plan and upon death of the employee.

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

        Compensation expense related to time-based restricted stock awards is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. Restricted stock amortization totaled $7.6 million, $8.5 million, and $8.2 million for the years

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 16—STOCK COMPENSATION PLANS (Continued)

ended December 31, 2011, 2010, and 2009, respectively. Such amounts are included in compensation expense on the accompanying consolidated statements of earnings (loss). As of December 31, 2011, total unrecognized compensation cost related to unvested time-based restricted stock was $11.4 million. This cost is expected to be recognized over a weighted average period of 1.6 years.

        Currently no compensation expense is being recognized for any performance-based restricted stock awards as management has concluded that it is improbable that the respective financial targets for any outstanding performance-based restricted stock awards will be met. If and when the attainment of such financial targets is deemed probable in future periods, a catch-up adjustment will be recorded and amortization of such performance-based restricted stock will begin again. The total amount of unrecognized compensation expense related to all performance-based restricted stock for which amortization was suspended or has not commenced totaled $33.8 million at December 31, 2011 as presented in the following table:

	December 31, 2011
	Number of Shares Outstanding	Total Unrecognized Compensation Expense	Expiration Year of Award
	(Dollars in thousands)
Performance-based restricted stock awarded in:
2006	275,000	$14,924	2013
2007	205,000	11,259	2017
2008	20,000	453	2013
2011	350,000	7,161	2016

Outstanding performance-based restricted stock awards	850,000	$33,797

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 16—STOCK COMPENSATION PLANS (Continued)

        The following table summarizes information about outstanding time-based and performance-based restricted stock awards at December 31, 2011:

	At Award Date		Vested		Forfeited		Outstanding at December 31, 2011
	Number of Shares Awarded	Weighted Average Fair Value	Number of Shares Vested	Weighted Average Fair Value on Award Date	Number of Shares Forfeited	Weighted Average Fair Value on Award Date	Number of Shares Outstanding	Weighted Average Fair Value on Award Date	Weighted Average Fair Value(1) (000)	Weighted Average Remaining Contractual Life (Years)
Time-based restricted stock awarded in:
2008	577,730	$29.52	481,060	$28.91	32,876	$31.37	63,794	$33.14	$1,209	0.6
2009	57,812	$15.88	36,376	$15.79	—	$—	21,436	$16.03	406	0.9
2010	443,050	$19.99	—	$—	20,000	$22.24	423,050	$19.88	8,017	1.2
2011	342,900	$20.54	—	$—	25,450	$21.76	317,450	$20.44	6,016	2.3

Outstanding time-based restricted stock awards	1,421,492		517,436		78,326		825,730		15,648	1.6

Performance-based stock awarded in:
2006	315,000	$54.27	—	$—	40,000	$54.21	275,000	$54.27	5,211	1.2
2007	205,000	$54.92	—	$—	—	$—	205,000	$54.92	3,885	5.1
2008	20,000	$22.66	—	$—	—	$—	20,000	$22.66	379	1.2
2011	350,000	$20.46	—	$—	—	$—	350,000	$20.46	6,632	4.2

Outstanding performance-based restricted stock awards	890,000		—		40,000		850,000		16,107	3.4

Total awards	2,311,492		517,436		118,326		1,675,730		$31,755	2.5

(1)
Determined using the $18.95 closing price of PacWest common stock on December 31, 2011.

NOTE 17—BENEFIT PLANS

  401(K) Plans

        The Company sponsors a defined contribution plan for the benefit of its employees. Participants are eligible to participate immediately as long as they work a minimum of 1,000 hours and are at least 21 years of age. Eligible participants may contribute up to 60% of their annual compensation, not to exceed the dollar limit imposed by the Internal Revenue Code. Employer contributions are determined annually by the Board of Directors in accordance with plan requirements and applicable tax code.

        Expense related to 401(k) contributions was $433,000, $498,000, and $430,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

NOTE 18—STOCKHOLDERS' EQUITY

        On December 22, 2009, we filed a registration statement with the SEC to offer to sell, from time to time, shares of common stock, preferred stock, and other equity linked securities for an aggregate

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 18—STOCKHOLDERS' EQUITY (Continued)

initial offering price of up to $350 million. This registration statement was declared effective on January 8, 2010. Proceeds from any offering under this registration statement are anticipated to be used to fund future acquisitions of banks and other financial services companies and for general corporate purposes.

        On August 25, 2009, PacWest Bancorp sold in a direct placement to institutional investors 2.7 million shares of common stock for $50 million, or a per share price of $18.36, which was the closing price of PacWest's common stock on Monday, August 24, 2009. In addition to the issuance of the common shares, PacWest issued to each investor two warrants exercisable for common shares worth up to an additional $50 million in the aggregate with an exercise price of $20.20 per share, or 110% of the price per share at which the initial $50 million was sold. The Series A warrants had a six month term and originally expired on March 1, 2010; such warrants were exercised on March 1, 2010 for a total of $27.2 million in cash and we issued 1,348,040 shares of common stock. The net proceeds from the warrant exercises totaled $26.6 million after expenses. The 1,361,657 Series B warrants issued in August 2009 with a strike price of $20.20 expired in August 2010 without being exercised. The common shares were sold and the warrants were issued under our $150 million shelf registration statement, which became effective in June 2009, but was subsequently terminated upon the effectiveness declaration of our $350 million shelf registration statement on January 8, 2010.

        On January 14, 2009, we issued in a private placement to CapGen Capital Group II LP 3,846,153 PacWest common shares at $26 per share for total cash consideration of approximately $100 million. CapGen Capital Group II LP has registered as a bank holding company and as a result of the investment it owned approximately 11% of PacWest outstanding common stock, excluding unvested restricted stock, as of December 31, 2011.

        As a Delaware corporation, the Company records treasury shares for shares surrendered to the Company resulting from statutory payroll tax obligations arising from the vesting of restricted stock. During 2011, the Company purchased 80,173 treasury shares at a weighted average price of $18.27 per share. During 2010, the Company purchased 94,666 treasury shares at a weighted average price of $19.34 per share. During 2009, the Company purchased 100,770 treasury shares at a weighted average price of $17.62 per share.

NOTE 19—DIVIDEND AVAILABILITY AND REGULATORY MATTERS

        Holders of Company common stock are entitled to receive dividends declared by the Board of Directors out of funds legally available under state law governing the Company and certain federal laws and regulations governing the banking and financial services business. Our ability to pay dividends to our stockholders is subject to the restrictions set forth in Delaware General Corporation Law and certain covenants contained in the indentures governing trust preferred securities issued by us or entities that we have acquired. Notification to the Federal Reserve Bank ("FRB") is also required prior to our declaring and paying dividends on common stock during any period in which our quarterly net earnings is insufficient to fund the dividend amount. Should the FRB object to payment of dividends on common stock, we would not be able to make the payment until approval is received or we no longer need to provide notice under applicable regulations.

        It is possible, depending upon the financial condition of the Bank, and other factors, that the FRB, the FDIC or the California Department of Financial Institutions ("DFI"), could assert that payment of dividends or other payments is an unsafe or unsound practice. Pacific Western is subject to restrictions

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 19—DIVIDEND AVAILABILITY AND REGULATORY MATTERS (Continued)

under certain federal and state laws and regulations governing banks which limit its ability to transfer funds to the holding company through intercompany loans, advances or cash dividends. Dividends paid by state banks such as Pacific Western are regulated by the DFI under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for three previous fiscal years less any dividend paid during such period. During 2011, PacWest received $25.5 million in dividends from the Bank. For the foreseeable future, further dividends from the Bank to the Company will require DFI approval.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets ("leverage ratio"). Tier 1 Capital includes common stockholders' equity, trust preferred securities, less goodwill and certain other deductions (including a portion of servicing assets and the unrealized net gains and losses, after taxes on securities available for sale). Total risk-based capital includes Tier 1 capital and other items such as subordinated debt and the allowance for credit losses. Both measures are stated as a percentage of risk-weighted assets, which are measured based on their perceived credit risk and include certain off-balance sheet exposures, such as unfunded loan commitments and letters of credit. The Company is also subject to a leverage ratio requirement, a non risk-based asset ratio, which is defined as Tier 1 Capital as a percentage of average assets, adjusted for goodwill and other non-qualifying intangibles and other assets.

        Bank holding companies considered to be "adequately capitalized" are required to maintain a minimum total risk-based capital ratio of 8% of which at least 4.0% must be Tier 1 capital and a minimum leverage ratio of 4.0%. Bank holding companies considered to be "well capitalized" must maintain a minimum risk-based capital ratio of 10.0% of which at least 6.0% must be Tier 1 capital and a minimum leverage ratio of 5%. As of December 31, 2011, the most recent notification date to the regulatory agencies, the Company and the Bank are each "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's or any of the Bank's categories.

        Management believes, as of December 31, 2011, that we have met all capital adequacy requirements to which we are subject.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 19—DIVIDEND AVAILABILITY AND REGULATORY MATTERS (Continued)

        Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are deducted from regulatory capital. At December 31, 2011, such amount was $27.4 million for the Company and $21.9 million for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future. The following table presents actual capital amounts and ratios for the Company and the Bank as of the dates indicated:

			Well Capitalized Minimum Requirement
	Actual
					Excess Capital Amount
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2011:
Tier I capital (to average assets):
PacWest Bancorp Consolidated	$566,908	10.42%	$272,142	5.00%	$294,766
Pacific Western Bank	528,782	9.73	271,721	5.00	257,061
Tier I capital (to risk-weighted assets):
PacWest Bancorp Consolidated	566,908	15.97	213,022	6.00	353,886
Pacific Western Bank	528,782	14.95	212,269	6.00	316,513
Total capital (to risk-weighted assets):
PacWest Bancorp Consolidated	612,284	17.25	355,037	10.00	257,247
Pacific Western Bank	574,003	16.22	353,781	10.00	220,222
December 31, 2010:
Tier I capital (to average assets):
PacWest Bancorp Consolidated	$481,066	8.54%	$281,713	5.00%	$199,353
Pacific Western Bank	480,710	8.51	282,602	5.00	198,108
Tier I capital (to risk-weighted assets):
PacWest Bancorp Consolidated	481,066	12.68	227,578	6.00	253,488
Pacific Western Bank	480,710	12.71	226,873	6.00	253,837
Total capital (to risk-weighted assets):
PacWest Bancorp Consolidated	529,591	13.96	379,297	10.00	150,294
Pacific Western Bank	529,090	13.99	378,121	10.00	150,969

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 19—DIVIDEND AVAILABILITY AND REGULATORY MATTERS (Continued)

        The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities, which totaled $123.0 million at December 31, 2011. The Company includes in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less goodwill, net of any related deferred income tax liability. At December 31, 2011, the amount of trust preferred securities included in Tier I capital was $123.0 million. While our existing trust preferred securities are grandfathered under the Dodd-Frank Wall Street Reform and Consumer Protection Act that was enacted in July 2010, new issuances will not qualify as Tier 1 capital. See Note 11, Borrowings and Subordinated Debentures, and Note 23, Subsequent Events, for information regarding the redemption on March 7 and 8, 2012 of certain of our subordinated debentures.

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

NOTE 20—CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

        The parent company only condensed balance sheets as of December 31, 2011 and 2010 and the related condensed statements of net earnings (loss) and condensed statements of cash flows for each of the years in the three-year period ended December 31, 2011 are presented below:

	December 31,
Parent Company Only Condensed Balance Sheets	2011	2010
	(In thousands)
Assets:
Cash and due from banks	$35,900	$24,141
Investments in subsidiaries	625,494	570,118
Other assets	22,455	15,421

Total assets	$683,849	$609,680

Liabilities:
Subordinated debentures	$129,271	$129,572
Other liabilities	8,375	1,311

Total liabilities	137,646	130,883
Stockholders' equity	546,203	478,797

Total liabilities and stockholders' equity	$683,849	$609,680

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 20—CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (Continued)

	Year Ended December 31,
Parent Company Only Condensed Statements of Earnings (Loss)	2011	2010	2009
	(In thousands)
Miscellaneous income	$157	$174	$197
Dividends from Bank subsidiary	25,500	—	—

Total income	25,657	174	197

Interest expense	4,923	5,594	6,448
Operating expenses	8,255	9,665	17,026

Total expenses	13,178	15,259	23,474

Earnings (loss) before income taxes and equity in undistributed earnings of subsidiaries	12,479	(15,085)	(23,277)
Income tax benefit	5,671	6,356	8,623

Earnings (loss) before equity in undistributed earnings (losses) of subsidiaries	18,150	(8,729)	(14,654)
Equity in undistributed earnings (losses) of subsidiaries	32,554	(53,287)	5,304

Net earnings (loss)	$50,704	$(62,016)	$(9,350)

	Year Ended December 31,
Parent Company Only Condensed Statements of Cash Flows	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$50,704	$(62,016)	$(9,350)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Change in other assets	(4,533)	(6,002)	(2,708)
Change in liabilities	6,262	(2,650)	(4,379)
Tax effect in stockholders' equity of restricted stock vesting	501	909	2,108
Earned stock compensation	3,551	4,174	4,555
Equity in undistributed (earnings) losses of subsidiaries	(32,554)	53,287	(5,304)

Net cash provided by (used in) operating activities	23,931	(12,298)	(15,078)

Cash flows from investing activities:
Purchases of securities available-for-sale	(2,580)	—	—
Net increase in investment in subsidiaries	—	(30,000)	(83,690)

Net cash used in investing activities	(2,580)	(30,000)	(83,690)

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	26,587	148,782
Tax effect in stockholders' equity of restricted stock vesting	(501)	(909)	(2,108)
Restricted stock surrendered	(1,465)	(1,831)	(1,775)
Cash dividends paid	(7,626)	(1,445)	(11,145)

Net cash (used in) provided by financing activities	(9,592)	22,402	133,754

Net increase (decrease) in cash and cash equivalents	11,759	(19,896)	34,986
Cash and cash equivalents, beginning of year	24,141	44,037	9,051

Cash and cash equivalents, end of year	$35,900	$24,141	$44,037

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 21—SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

        The following table sets forth our unaudited, quarterly results for the periods indicated. For all such periods, we reclassified recoveries on covered loans such that recoveries now reduce the credit loss provision for covered loans rather than increase FDIC loss sharing income. Such reclassifications had no effect on reported net earnings or losses.

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(Dollars in thousands, except per share data)
Interest income	$70,913	$72,518	$77,196	$74,657
Interest expense	(7,140)	(8,077)	(8,507)	(8,919)

Net interest income	63,773	64,441	68,689	65,738

Provision for credit losses:
Non-covered loans	—	—	(5,500)	(7,800)
Covered loans	(4,122)	(348)	(5,890)	(2,910)

Total provision for credit losses	(4,122)	(348)	(11,390)	(10,710)

Net interest income after provision for credit losses	59,651	64,093	57,299	55,028
FDIC loss sharing income (expense), net	2,667	963	5,316	(1,170)
Other noninterest income	5,587	6,180	5,924	5,959
Non-covered OREO expense, net	(1,714)	(2,293)	(2,300)	(703)
Covered OREO expense, net	(226)	(4,813)	(1,205)	2,578
Other noninterest expense	(41,529)	(41,481)	(43,033)	(43,274)
Income tax expense	(10,553)	(9,345)	(9,160)	(7,742)

Net earnings	$13,883	$13,304	$12,841	$10,676

Earnings per share:
Basic	$0.38	$0.36	$0.35	$0.29
Diluted	$0.38	$0.36	$0.35	$0.29

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 21—SELECTED QUARTERLY FINANCIAL DATA (Unaudited) (Continued)

	Three Months Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(Dollars in thousands, except per share data)
Interest income	$77,898	$75,130	$68,261	$68,995
Interest expense	(9,378)	(9,963)	(10,644)	(10,972)

Net interest income	68,520	65,167	57,617	58,023

Provision for credit losses:
Non-covered loans	(35,315)	(17,050)	(14,100)	(112,527)
Covered loans	1,100	(6,500)	(7,825)	(20,275)

Total provision for credit losses	(34,215)	(23,550)	(21,925)	(132,802)

Net interest income (expense) after provision for credit losses	34,305	41,617	35,692	(74,779)
FDIC loss sharing income (expense), net	(4,473)	5,506	6,004	15,747
Other noninterest income	5,925	4,379	5,053	5,097
Non-covered OREO expense, net	(1,093)	(2,151)	(625)	(8,441)
Covered OREO expense, net	(699)	319	89	(2,169)
Other noninterest expense	(47,494)	(44,342)	(42,237)	(39,960)
Income tax benefit (expense)	5,841	(1,828)	(1,271)	43,972

Net earnings (loss)	$(7,688)	$3,500	$2,705	$(60,533)

Earnings (loss) per share:
Basic	$(0.22)	$0.10	$0.07	$(1.76)
Diluted	$(0.22)	$0.10	$0.07	$(1.76)

NOTE 22—RELATED PARTY TRANSACTIONS

        Castle Creek Financial, LLC, or Castle Creek Financial, serves as the exclusive financial advisor for the Company pursuant to a services agreement dated May 18, 2011, between Castle Creek Financial and the Company. Castle Creek Financial is an affiliate of Castle Creek Capital, LLC, which is controlled by the Company's chairman. During 2011, 2010, and 2009, there were no amounts paid by the Company to Castle Creek Financial.

        As of December 31, 2011 and 2010, there were no loans outstanding to any members of our board of directors or executive management. Such parties' deposits as of those dates totaled $4.6 million and $6.1 million, respectively, and bear market rates and terms.

NOTE 23—SUBSEQUENT EVENTS (Unaudited)

        On January 3, 2012, Pacific Western Bank completed the acquisition of Marquette Equipment Finance, or MEF, an equipment leasing company located in Midvale, Utah. Pacific Western Bank acquired all of the capital stock of MEF from Meridian Bank, N.A. for $35 million in cash.

        At January 3, 2012, MEF had $162.2 million in gross leases and leases in process outstanding, with no leases on nonaccrual status. In addition, Pacific Western Bank assumed $154.8 million in outstanding debt and other liabilities, which included $129 million payable to MEF's former parent.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 23—SUBSEQUENT EVENTS (Unaudited) (Continued)

Pacific Western Bank repaid MEF's intercompany debt on the closing date from its excess liquidity on deposit at the Federal Reserve Bank.

        The following table presents the MEF balance sheet presented at fair value as of the acquisition date, January 3, 2012:

Marquette Equipment Finance	January 3, 2012 (Unaudited)
(In thousands)
Assets Acquired:
Cash and cash equivalents	$7,092
Direct financing leases	142,989
Leases in process	19,162
Customer relationship intangible	1,700
Other intangible assets	1,420
Goodwill	17,004
Other assets	467

Total assets acquired	$189,834

Liabilities Assumed:
Borrowings	$144,516
Accrued interest payable and other liabilities	10,318

Total liabilities assumed	$154,834

Cash consideration paid	$35,000

        All of the MEF goodwill is expected to be deductible for tax purposes.

        On March 7 and 8, 2012, the Company redeemed $18 million of the subordinated debentures of Trust I and Trust CI and recognized a pre-tax gain of approximately $1.6 million. We redeemed these subordinated debentures to reduce our cost of funds, as these two instruments carried fixed interest rates of 11.0% and 10.6%.

        We have evaluated events that have occurred subsequent to December 31, 2011 and have concluded there are no subsequent events that would require recognition in the accompanying consolidated financial statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2011 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        (b)    Management's Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

        Report of the Registered Public Accounting Firm.    KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

        (c)    Changes in Internal Control Over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

        Information required by this Item regarding the Company's directors and executive officers, and corporate governance, including information with respect to beneficial ownership reporting compliance, will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2012 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to the registrant's Code of Business Conduct and Ethics that applies to its employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10-K under "Item 1. Business—Available Information."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item will appear in the Proxy Statement we will deliver to our shareholders in connection with our 2012 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2012 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to securities authorized for issuance under the Company's equity compensation plans is included in Part II of this Annual Report on Form 10-K under "Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2012 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2012 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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
4.4
Indenture between Community Bancorp Inc. and U.S. Bank National Association, as Trustee, dated as of September 17, 2003, as supplemented by the First Supplemental Indenture between First Community Bancorp and U.S. Bank National Association, as Trustee, dated as of October 26, 2006 (Exhibit 4.8 to Form 10-K filed on February 27, 2007 and incorporated herein by reference).
4.5
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
10.8
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
10.13
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
10.16	Services Agreement, dated as of May 18, 2011, between PacWest Bancorp and Castle Creek Financial LLC (Exhibit 10.1 to Form 8-K filed on May 24, 2011 and incorporated herein by this reference).

10.17	Lease Agreement, as amended through January 1, 2004, between DL FNBC, L.P. and First National Bank, for the premises located at 401 West "A" Street, San Diego, California (Exhibit 10.29 to Form 10-K filed on March 14, 2005 and incorporated herein by this reference).
10.18
Stock Purchase Agreement, by and between PacWest Bancorp and CapGen Capital Group II LP, dated August 29, 2008 (Exhibit 10.1 to Form 8-K filed on September 4, 2008 and incorporated herein by this reference).
10.19
Purchase and Assumption Agreement, dated as of August 28, 2009, between Federal Deposit Insurance Corporation and Pacific Western Bank (Exhibit 2.1 to Form 8-K filed on September 2, 2009 and incorporated herein by this reference).
10.20
Purchase and Assumption Agreement, dated as of August 20, 2010, between Federal Deposit Insurance Corporation and Pacific Western Bank (Exhibit 2.1 to Form 8-K filed on August 26, 2010 and incorporated herein by this reference).
11.1
Statement re: Computation of Per Share Earnings (See Note 15 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K).
12.1	Statement re: Computation of Ratios (See "Item 6. Selected Financial Data" of this Annual Report on Form 10-K).
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
24.1	Powers of Attorney (included on signature page).
31.1	Section 302 Certifications.
32.1	Section 906 Certifications.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) the Consolidated Statements of Earnings (Loss) for the years ended December 31, 2011, 2010, and 2009, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2011, 2010, and 2009, (iv) the Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2011, 2010, and 2009, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009, and (vi) the Notes to Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.)

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

PACWEST BANCORP
Dated: March 14, 2012	By:	/s/ MATTHEW P. WAGNER Matthew P. Wagner (Chief Executive Officer)

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

Signature	Title	Date

/s/ JOHN M. EGGEMEYER John M. Eggemeyer	Chairman of the Board of Directors	March 14, 2012
/s/ MATTHEW P. WAGNER Matthew P. Wagner	Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2012
/s/ VICTOR R. SANTORO Victor R. Santoro	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2012
/s/ MARK N. BAKER Mark N. Baker	Director	March 14, 2012

Signature	Title	Date

/s/ CRAIG A. CARLSON Craig A. Carlson	Director	March 14, 2012
/s/ STEPHEN M. DUNN Stephen M. Dunn	Director	March 14, 2012
/s/ BARRY C. FITZPATRICK Barry C. Fitzpatrick	Director	March 14, 2012
/s/ GEORGE E. LANGLEY George E. Langley	Director	March 14, 2012
/s/ SUSAN E. LESTER Susan E. Lester	Director	March 14, 2012
/s/ TIMOTHY B. MATZ Timothy B. Matz	Director	March 14, 2012
/s/ ARNOLD W. MESSER Arnold W. Messer	Director	March 14, 2012
/s/ DANIEL B. PLATT Daniel B. Platt	Director	March 14, 2012
/s/ JOHN W. ROSE John W. Rose	Director	March 14, 2012
/s/ ROBERT A. STINE Robert A. Stine	Director	March 14, 2012