Form 10-Q
period 2012-03-31
PACWEST BANCORP
filed 2012-05-10
CIK 1102112

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
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

        As of May 3, 2012, there were 35,680,378 shares of the registrant's common stock outstanding, excluding 1,617,638 shares of unvested restricted stock.

PACWEST BANCORP AND SUBSIDIARIES

MARCH 31, 2012 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements (Unaudited)

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Par Value Data)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Cash and due from banks	$99,471	$92,342
Interest-earning deposits in financial institutions	34,290	203,275

Total cash and cash equivalents	133,761	295,617

Securities available-for-sale, at fair value ($45,274 and $45,149 covered by FDIC loss sharing at March 31, 2012 and December 31, 2011, respectively)	1,380,878	1,326,358
Federal Home Loan Bank stock, at cost	43,902	46,106

Total investment securities	1,424,780	1,372,464

Non-covered loans and leases, net of unearned income	2,865,283	2,807,713
Allowance for loan and lease losses	(74,767)	(85,313)

Non-covered loans and leases, net	2,790,516	2,722,400
Covered loans, net	660,297	703,023

Total loans and leases, net	3,450,813	3,425,423

Other real estate owned, net ($29,888 and $33,506 covered by FDIC loss sharing at March 31, 2012 and December 31, 2011, respectively)	76,094	81,918
Premises and equipment, net	22,885	23,068
FDIC loss sharing asset	79,570	95,187
Cash surrender value of life insurance	67,301	67,469
Goodwill	56,144	39,141
Core deposit and customer relationship intangibles, net	17,380	17,415
Other assets	119,380	110,535

Total assets	$5,448,108	$5,528,237

LIABILITIES
Noninterest-bearing deposits	$1,785,678	$1,685,799
Interest-bearing deposits	2,770,992	2,891,654

Total deposits	4,556,670	4,577,453
Borrowings	193,104	225,000
Subordinated debentures	108,250	129,271
Accrued interest payable and other liabilities	40,439	50,310

Total liabilities	4,898,463	4,982,034

Commitments and contingencies (Note 9)
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value; authorized 75,000,000 shares; 37,642,287 shares issued at March 31, 2012 and 37,542,287 at December 31, 2011 (includes 1,617,760 and 1,675,730 shares of unvested restricted stock, respectively)	376	375
Additional paid-in capital	1,079,871	1,084,691
Accumulated deficit	(551,074)	(556,338)
Treasury stock, at cost—344,149 and 287,969 shares at March 31, 2012 and
December 31, 2011, respectively	(6,629)	(5,328)
Accumulated other comprehensive income	27,101	22,803

Total stockholders' equity	549,645	546,203

Total liabilities and stockholders' equity	$5,448,108	$5,528,237

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
Interest income:
Loans and leases	$64,752	$61,684	$66,781
Investment securities	9,580	9,107	7,819
Deposits in financial institutions	68	122	57

Total interest income	74,400	70,913	74,657

Interest expense:
Deposits	3,604	4,103	5,956
Borrowings	1,925	1,782	1,744
Subordinated debentures	1,191	1,255	1,219

Total interest expense	6,720	7,140	8,919

Net interest income	67,680	63,773	65,738

Provision for credit losses:
Non-covered loans and leases	(10,000)	—	7,800
Covered loans	3,926	4,122	2,910

Total provision for credit losses	(6,074)	4,122	10,710

Net interest income after provision for credit losses	73,754	59,651	55,028

Noninterest income:
Service charges on deposit accounts	3,353	3,326	3,558
Other commissions and fees	1,883	1,864	1,720
Gain on sale of leases	990	—	—
Increase in cash surrender value of life insurance	365	337	379
FDIC loss sharing (expense) income, net	(3,579)	2,667	(1,170)
Other income	250	60	302

Total noninterest income	3,262	8,254	4,789

Noninterest expense:
Compensation	24,187	21,597	21,929
Occupancy	7,288	7,137	6,983
Data processing	2,280	2,132	2,475
Other professional services	1,770	1,946	2,296
Business development	638	609	569
Communications	608	640	859
Insurance and assessments	1,293	1,590	2,337
Non-covered other real estate owned, net	1,821	1,714	703
Covered other real estate owned expense (income), net	822	226	(2,578)
Intangible asset amortization	1,735	1,836	2,307
Acquisition costs	25	600	—
Debt termination	22,598	—	—
Other expense	3,830	3,442	3,519

Total noninterest expense	68,895	43,469	41,399

Earnings before income taxes	8,121	24,436	18,418
Income tax expense	(2,857)	(10,553)	(7,742)

Net earnings	$5,264	$13,883	$10,676

Earnings per share:
Basic	$0.14	$0.38	$0.29
Diluted	$0.14	$0.38	$0.29
Dividends declared per share	$0.18	$0.18	$0.01

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
Net earnings	$5,264	$13,883	$10,676
Other comprehensive income (loss), net of related income taxes:
Unrealized holding gains (losses) on securities available-for-sale arising during the period:
Before tax	7,409	(899)	1,180
Income tax (expense) benefit	(3,111)	378	(496)

Other comprehensive income (loss)	4,298	(521)	684

Comprehensive income	$9,562	$13,362	$11,360

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in Thousands, Except Share Data)

(Unaudited)

	Three Months Ended March 31, 2012
	Common Stock
						Accumulated Other Comprehensive Income
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total
Balance, December 31, 2011	37,254,318	$375	$1,084,691	$(556,338)	$(5,328)	$22,803	$546,203
Net earnings	—	—	—	5,264	—	—	5,264
Tax effect from vesting of restricted stock	—	—	92	—	—	—	92
Restricted stock awarded and earned stock compensation, net of shares forfeited	100,000	1	1,632	—	—	—	1,633
Restricted stock surrendered	(56,180)	—	—	—	(1,301)	—	(1,301)
Cash dividends paid ($0.18 per share)	—	—	(6,544)	—	—	—	(6,544)
Increase in net unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	4,298	4,298

Balance, March 31, 2012	37,298,138	$376	$1,079,871	$(551,074)	$(6,629)	$27,101	$549,645

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net earnings	$5,264	$10,676
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	3,861	4,482
Provision for credit losses	(6,074)	10,710
Gain on sale of other real estate owned	(1,434)	(3,944)
Provision for losses on other real estate owned	2,981	1,272
Gain on sale of leases	(990)	—
Gain on sale of premises and equipment	(3)	(17)
Restricted stock amortization	1,633	2,000
Tax effect included in stockholders' equity of restricted stock vesting	(92)	188
Decrease in accrued and deferred income taxes, net	2,849	7,741
Decrease in FDIC loss sharing asset	15,617	271
Decrease (increase) in other assets	5,637	(117)
Decrease in accrued interest payable and other liabilities	(18,592)	(6,983)

Net cash provided by operating activities	10,657	26,279

Cash flows from investing activities:
Net cash (used) acquired in acquisitions	(27,908)	26
Net decrease in loans and leases	96,668	111,399
Proceeds from sale of loans and leases	17,292	1,168
Securities available-for-sale:
Proceeds from maturities and paydowns	85,683	58,172
Purchases	(136,046)	(71,060)
Net redemptions of FHLB stock	2,204	2,183
Proceeds from sales of other real estate owned	13,980	23,663
Purchases of premises and equipment, net	(955)	(1,087)
Proceeds from sales of premises and equipment	37	20

Net cash provided by investing activities	50,955	124,484

Cash flows from financing activities:
Net increase (decrease) in deposits:
Noninterest-bearing	99,879	140,620
Interest-bearing	(120,662)	(205,579)
Restricted stock surrendered	(1,301)	(248)
Tax effect included in stockholders' equity of restricted stock vesting	92	(188)
Net decrease in borrowings	(47,697)	—
Redemption of subordinated debentures	(18,558)	—
Repayment of acquired debt	(128,677)	—
Cash dividends paid	(6,544)	(361)

Net cash used in financing activities	(223,468)	(65,756)

Net increase (decrease) in cash and cash equivalents	(161,856)	85,007
Cash and cash equivalents, beginning of period	295,617	108,552

Cash and cash equivalents, end of period	$133,761	$193,559

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,052	$9,322
Cash paid for income taxes	—	(9)
Loans transferred to other real estate owned	9,081	29,112

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

        Pacific Western is a full-service commercial bank offering a broad range of banking products and services including: accepting demand, money market, and time deposits; originating loans, including commercial, real estate construction, SBA guaranteed and consumer loans; and providing other business-oriented products. Our operations are primarily located in Southern California extending from California's Central Coast to San Diego County; we also operate three banking offices in the San Francisco Bay area, all of which were added through the FDIC-assisted acquisition of Affinity Bank, or Affinity, in August 2009. The Bank focuses on conducting business with small to medium sized businesses in our marketplace and the owners and employees of those businesses. The majority of our loans are secured by the real estate collateral of such businesses. Our asset-based lending function operates in Arizona, California, Texas, and the Pacific Northwest. Our equipment leasing function, added through the acquisition of Pacific Western Equipment Finance, or PWE Finance, (formerly Marquette Equipment Finance) on January 3, 2012, is based in Utah and has lease receivables in 45 states.

        We generate our revenue primarily from interest received on loans and leases and, to a lesser extent, from interest received on investment securities, and fees received in connection with deposit services, extending credit and other services offered, including foreign exchange services. Our major operating expenses are the interest paid by the Bank on deposits and borrowings, compensation and general operating expenses. The Bank relies on a foundation of locally generated and relationship-based deposits. The Bank has a relatively low cost of funds due to a high percentage of noninterest-bearing and low cost deposits.

        We have completed 24 acquisitions since May 2000, including PWE Finance and the April 3, 2012 acquisition of Celtic Capital Corporation, or Celtic, an asset-based lending company based in Santa Monica, California. See Note 2, Aquisitions, for more information about the PWE Finance acquisition and Note 14, Subsequent Events, for more information regarding the Celtic acquisition.

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

        Management made significant estimates and exercised significant judgment in estimating fair values and accounting for the acquired assets and assumed liabilities in the PWE Finance acquisition.

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

NOTE 2—ACQUISITIONS

        On January 3, 2012, Pacific Western Bank completed the acquisition of Marquette Equipment Finance (later renamed Pacific Western Equipment Finance, or PWE Finance), an equipment leasing company located in Midvale, Utah. Pacific Western Bank acquired all of the capital stock of PWE Finance for $35 million in cash. The acquisition diversified the Company's loan portfolio, expanded the Company's product lines, and deployed excess liquidity into higher yielding assets.

        At January 3, 2012, PWE Finance had $162.2 million in gross leases and leases in process outstanding, with no leases on nonaccrual status. In addition, Pacific Western Bank assumed $154.8 million in outstanding debt and other liabilities, which included $128.7 million payable to PWE Finance's former parent. Pacific Western Bank repaid PWE Finance's intercompany debt on the closing date from its excess liquidity on deposit at the Federal Reserve Bank.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 2—ACQUISITIONS (Continued)

        The following table presents the PWE Finance balance sheet presented at fair value as of the acquisition date, January 3, 2012:

Pacific Western Equipment Finance	January 3, 2012
(In thousands)
Assets Acquired:
Cash and cash equivalents	$7,092
Direct financing leases	142,989
Leases in process	19,162
Customer relationship intangible	1,700
Other intangible assets	1,420
Goodwill	17,003
Other assets	467

Total assets acquired	$189,833

Liabilities Assumed:
Borrowings from parent	$128,677
Other borrowings	15,839
Accrued interest payable and other liabilities	10,317

Total liabilities assumed	$154,833

Cash consideration paid	$35,000

        See Note 14, Subsequent Events, for information on acquisitions after March 31, 2012.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill arises from business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead tested for impairment no less than annually. Impairment is determined in accordance with ASC 350, "Intangibles—Goodwill and Other" and is based on the reporting unit. Impairment exists when the carrying value of goodwill exceeds its implied fair value. An impairment loss would be recognized in an amount equal to that excess and would be included in noninterest expense in the consolidated statement of earnings. Our annual impairment test of goodwill resulted in no impact on our results of operations and financial condition.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The following table presents the changes in the carrying amount of goodwill for the period indicated:

Goodwill
(In thousands)
Balance, December 31, 2011	$39,141
Tax deductible addition from the PWE Finance acquisition	17,003

Balance, March 31, 2012	$56,144

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

        The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$67,100	$67,100	$76,319
Additions	1,700	—	—
Fully amortized portion	(7,828)	—	—

Balance, end of period	60,972	67,100	76,319

Accumulated Amortization:
Balance, beginning of period	(49,685)	(47,849)	(50,476)
Amortization	(1,735)	(1,836)	(2,307)
Fully amortized portion	7,828	—	—

Balance, end of period	(43,592)	(49,685)	(52,783)

Net CDI and CRI, end of period	$17,380	$17,415	$23,536

        The aggregate amortization expense related to the intangible assets is expected to be $6.2 million for 2012. The estimated aggregate amortization expense related to these intangible assets for each of the subsequent four years is $4.8 million for 2013, $3.3 million for 2014, $3.1 million for 2015, and $1.4 million for 2016.

NOTE 4—INVESTMENT SECURITIES

  Securities Available-for-Sale

        The following tables present amortized cost, gross unrealized gains and losses and carrying value, which is the estimated fair value, of securities available-for-sale as of the dates indicated. The private

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—INVESTMENT SECURITIES (Continued)

label collateralized mortgage obligations were acquired in the FDIC-assisted acquisition of Affinity in August 2009 and are covered by a FDIC loss sharing agreement. Other securities primarily consist of equity securities and an investment in overnight money market funds at a financial institution. See Note 10, Fair Value Measurements, for information on fair value measurements and methodology.

	March 31, 2012
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In thousands)
Residential mortgage-backed securities:
Government and government-sponsored entity pass through securities	$1,000,280	$33,662	$(33)	$1,033,909
Government and government-sponsored entity collateralized mortgage obligations	100,250	1,982	(12)	102,220
Covered private label collateralized mortgage obligations	39,910	6,929	(1,565)	45,274
Municipal securities	144,127	3,787	(273)	147,641
Corporate debt securities	43,202	133	(186)	43,149
Other securities	6,384	2,301	—	8,685

Total securities available-for-sale	$1,334,153	$48,794	$(2,069)	$1,380,878

	December 31, 2011
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In thousands)
Residential mortgage-backed securities:
Government and government-sponsored entity pass through securities	$1,011,222	$31,350	$(65)	$1,042,507
Government and government-sponsored entity collateralized mortgage obligations	80,353	1,710	(36)	82,027
Covered private label collateralized mortgage obligations	41,426	5,878	(2,155)	45,149
Municipal securities	124,079	2,774	(56)	126,797
Corporate debt securities	25,077	77	(26)	25,128
Other securities	4,885	—	(135)	4,750

Total securities available-for-sale	$1,287,042	$41,789	$(2,473)	$1,326,358

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—INVESTMENT SECURITIES (Continued)

        The following table presents the contractual maturity distribution of our available-for-sale securities portfolio based on amortized cost and carrying value as of the date indicated:

	March 31, 2012
Maturity	Amortized Cost	Carrying Value
	(In thousands)
Due in one year or less	$10,826	$13,130
Due after one year through five years	4,590	4,808
Due after five years through ten years	33,686	35,333
Due after ten years	1,285,051	1,327,607

Total securities available-for-sale	$1,334,153	$1,380,878

        At March 31, 2012, the estimated fair value of debt securities and residential mortgage-backed debt securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation was approximately $1.1 billion.

        As of March 31, 2012, securities available-for-sale with an estimated fair value of $72.0 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.

        The following tables present, for those securities that were in a gross unrealized loss position, the carrying values and the gross unrealized losses on securities by length of time the securities were in an unrealized loss position as of the dates indicated:

	March 31, 2012
	Less Than 12 Months		12 months or Longer		Total
Security Type	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
	(In thousands)
Residential mortgage-backed securities:
Government and government-sponsored entity pass through securities	$27,672	$(32)	$24	$(1)	$27,696	$(33)
Government and government- sponsored entity collateralized mortgage obligations	5,581	(12)	—	—	5,581	(12)
Covered private label collateralized mortgage obligations	3,084	(189)	4,879	(1,376)	7,963	(1,565)
Municipal securities	20,303	(273)	—	—	20,303	(273)
Corporate debt securities	17,958	(186)	—	—	17,958	(186)

Total	$74,598	$(692)	$4,903	$(1,377)	$79,501	$(2,069)

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

        We reviewed the securities that were in a continuous loss position less than 12 months and longer than 12 months at March 31, 2012, and concluded that their losses were a result of the level of market interest rates relative to the types of securities and not a result of the underlying issuers' abilities to repay. Accordingly, we determined that the securities were temporarily impaired. Additionally, we have no plans to sell these securities and believe that it is more likely than not we would not be required to sell these securities before recovery of their amortized cost. Therefore, we did not recognize the temporary impairment in the consolidated statements of earnings.

  FHLB Stock

        At March 31, 2012, the Company had a $43.9 million investment in Federal Home Loan Bank of San Francisco ("FHLB") stock carried at cost. In January 2009, the FHLB announced that it suspended excess FHLB stock redemptions and dividend payments. Since this announcement, the FHLB has declared and paid cash dividends in 2010, 2011and 2012, though at rates less than those paid in the past, and repurchased certain amounts of our excess stock at carrying value. We evaluated the carrying value of our FHLB stock investment at March 31, 2012, and determined that it was not impaired. Our evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, the actions being taken by the FHLB to address its regulatory situation, repurchase activity of excess stock by the FHLB, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES

  Non-Covered Loans and Leases

        When we refer to non-covered loans and leases we are referring to loans and leases not covered by our FDIC loss sharing agreements.

        The following table presents the composition of non-covered loans and leases by portfolio segment as of the dates indicated:

Loan Segment	March 31, 2012	December 31, 2011
	(In thousands)
Real estate mortgage	$1,896,052	$1,982,464
Real estate construction	118,304	113,059
Commercial	665,441	671,939
Leases(1)	153,845	—
Consumer	15,826	23,711
Foreign	18,752	20,932

Total gross non-covered loans and leases	2,868,220	2,812,105
Less:
Unearned income	(2,937)	(4,392)
Allowance for loan and lease losses	(74,767)	(85,313)

Total net non-covered loans and leases	$2,790,516	$2,722,400

(1)
Does not include leases in process of $13.8 million.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

        The following tables present a summary of the activity in the allowance for loan and lease losses on non-covered loans by portfolio segment for the periods indicated:

	Three Months Ended March 31, 2012
	Real Estate Mortgage	Real Estate Construction	Commercial	Leases	Consumer	Foreign	Total
	(In thousands)
Allowance for Loan and Lease Losses on Non-Covered Loans and Leases:
Balance, beginning of period	$50,205	$8,697	$23,308	$—	$2,768	$335	$85,313
Charge-offs	(2,190)	—	(871)	—	(199)	—	(3,260)
Recoveries	329	10	824	—	31	20	1,214
Provision	(6,134)	(2,232)	295	458	(692)	(195)	(8,500)

Balance, end of period	$42,210	$6,475	$23,556	$458	$1,908	$160	$74,767

The ending balance of the allowance is composed of amounts applicable to loans and leases:
Individually evaluated for impairment	$9,369	$1,312	$6,897	$—	$262	$—	$17,840

Collectively evaluated for impairment	$32,841	$5,163	$16,659	$458	$1,646	$160	$56,927

Non-Covered Loan and Lease Balances:
Ending balance	$1,896,052	$118,304	$665,441	$153,845	$15,826	$18,752	$2,868,220

The ending balance of the non-covered loan and lease portfolio is composed of loans and leases:
Individually evaluated for impairment	$104,923	$30,026	$22,544	$233	$498	$—	$158,224

Collectively evaluated for impairment	$1,791,129	$88,278	$642,897	$153,612	$15,328	$18,752	$2,709,996

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

	Three Months Ended March 31, 2011
	Real Estate Mortgage	Real Estate Construction	Commercial	Consumer	Foreign	Total
	(In thousands)
Allowance for Loan Losses on Non-Covered Loans:
Balance, beginning of period	$51,657	$8,766	$33,229	$4,652	$349	$98,653
Charge-offs	(1,212)	(4,645)	(3,121)	(160)	—	(9,138)
Recoveries	97	92	617	411	32	1,249
Provision	1,316	6,840	839	(1,448)	253	7,800

Balance, end of period	$51,858	$11,053	$31,564	$3,455	$634	$98,564

The ending balance of the allowance is composed of amounts applicable to loans:
Individually evaluated for impairment	$4,913	$3,113	$9,524	$1,049	$—	$18,599

Collectively evaluated for impairment	$46,945	$7,940	$22,040	$2,406	$634	$79,965

Non-Covered Loan Balances:
Ending balance	$2,172,923	$176,758	$667,401	$21,815	$23,296	$3,062,193

The ending balance of the non-covered loan portfolio is composed of loans:
Individually evaluated for impairment	$90,394	$32,757	$23,573	$1,794	$—	$148,518

Collectively evaluated for impairment	$2,082,529	$144,001	$643,828	$20,021	$23,296	$2,913,675

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

        The following table presents the credit risk rating categories for non-covered loans and leases by portfolio segment and class as of the dates indicated. Nonclassified loans and leases are those with a credit risk rating of either pass or special mention, while classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	March 31, 2012			December 31, 2011
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(In thousands)
Real estate mortgage:
Hospitality	$122,944	$20,547	$143,491	$123,071	$21,331	$144,402
SBA 504	50,611	6,949	57,560	51,522	6,855	58,377
Other	1,640,177	54,824	1,695,001	1,690,830	88,855	1,779,685

Total real estate mortgage	1,813,732	82,320	1,896,052	1,865,423	117,041	1,982,464

Real estate construction:
Residential	22,547	2,907	25,454	14,743	2,926	17,669
Commercial	71,087	21,763	92,850	64,667	30,723	95,390

Total real estate construction	93,634	24,670	118,304	79,410	33,649	113,059

Commercial:
Collateralized	402,904	19,092	421,996	395,041	18,979	414,020
Unsecured	65,072	3,471	68,543	75,017	3,920	78,937
Asset-based	145,948	1,233	147,181	149,947	40	149,987
SBA 7(a)	17,152	10,569	27,721	18,045	10,950	28,995

Total commercial	631,076	34,365	665,441	638,050	33,889	671,939

Leases	150,220	3,625	153,845	—	—	—
Consumer	14,873	953	15,826	22,730	981	23,711
Foreign	18,752	—	18,752	20,932	—	20,932

Total non-covered loans and leases	$2,722,287	$145,933	$2,868,220	$2,626,545	$185,560	$2,812,105

        In addition to our internal risk rating process, our federal and state banking regulators, as an integral part of their examination process, periodically review the Company's loan risk rating classifications. Our regulators may require the Company to recognize rating downgrades based on their judgments related to information available to them at the time of their examinations. Risk rating downgrades generally result in higher provisions for credit losses.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

        The following tables present an aging analysis of our non-covered loans and leases by portfolio segment and class as of the dates indicated:

	March 31, 2012
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Hospitality	$—	$—	$—	$—	$143,491	$143,491
SBA 504	2,214	—	448	2,662	54,898	57,560
Other	1,026	3,501	3,069	7,596	1,687,405	1,695,001

Total real estate mortgage	3,240	3,501	3,517	10,258	1,885,794	1,896,052

Real estate construction:
Residential	—	—	—	—	25,454	25,454
Commercial	—	—	—	—	92,850	92,850

Total real estate construction	—	—	—	—	118,304	118,304

Commercial:
Collateralized	516	152	1,800	2,468	419,528	421,996
Unsecured	104	—	151	255	68,288	68,543
Asset-based	—	—	—	—	147,181	147,181
SBA 7(a)	1,467	1,429	171	3,067	24,654	27,721

Total commercial	2,087	1,581	2,122	5,790	659,651	665,441

Leases	—	—	—	—	153,845	153,845
Consumer	65	219	—	284	15,542	15,826
Foreign	—	—	—	—	18,752	18,752

Total non-covered loans and leases	$5,392	$5,301	$5,639	$16,332	$2,851,888	$2,868,220

        At March 31, 2012 and December 31, 2011, the Company had no non-covered loans and leases that were greater than 90 days past due and still accruing interest. It is the Company's policy to discontinue accruing interest when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to the collectibility of a loan or lease in the normal course of business. At March 31, 2012, nonaccrual loans and leases totaled $48.2 million. Nonaccrual loans and leases include $7.6 million of loans 30 to 89 days past due and $34.9 million of

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

current loans and leases which have been placed on nonaccrual status based on management's judgment regarding the collectibility of such loans and leases.

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

        Nonaccrual loans totaled $58.3 million at December 31, 2011, of which $2.5 million were 30 to 89 days past due and $37.4 million were current.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

        The following table presents our nonaccrual and performing non-covered loans and leases by portfolio segment and class as of the dates indicated:

	March 31, 2012			December 31, 2011
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Hospitality	$7,165	$136,326	$143,491	$7,251	$137,151	$144,402
SBA 504	2,354	55,206	57,560	2,800	55,577	58,377
Other	14,171	1,680,830	1,695,001	21,286	1,758,399	1,779,685

Total real estate mortgage	23,690	1,872,362	1,896,052	31,337	1,951,127	1,982,464

Real estate construction:
Residential	1,075	24,379	25,454	1,086	16,583	17,669
Commercial	4,524	88,326	92,850	6,194	89,196	95,390

Total real estate construction	5,599	112,705	118,304	7,280	105,779	113,059

Commercial:
Collateralized	8,030	413,966	421,996	8,186	405,834	414,020
Unsecured	2,608	65,935	68,543	3,057	75,880	78,937
Asset-based	88	147,093	147,181	14	149,973	149,987
SBA 7(a)	7,416	20,305	27,721	7,801	21,194	28,995

Total commercial	18,142	647,299	665,441	19,058	652,881	671,939

Leases(1)	233	153,612	153,845	—	—	—
Consumer	498	15,328	15,826	585	23,126	23,711
Foreign	—	18,752	18,752	—	20,932	20,932

Total non-covered loans and leases	$48,162	$2,820,058	$2,868,220	$58,260	$2,753,845	$2,812,105

(1)
Leases relate to PWE Finance only.

        Nonaccrual loans and leases and performing restructured loans are considered impaired for reporting purposes. Impaired loans and leases by portfolio segment are as follows as of the dates indicated:

	March 31, 2012			December 31, 2011
Loan Segment	Nonaccrual Loans/Leases	Performing Restructured Loans	Total Impaired Loans/Leases	Nonaccrual Loans/Leases	Performing Restructured Loans	Total Impaired Loans/Leases
	(In thousands)
Real estate mortgage	$23,690	$81,233	$104,923	$31,337	$87,484	$118,821
Real estate construction	5,599	24,427	30,026	7,280	24,512	31,792
Commercial	18,142	4,402	22,544	19,058	4,652	23,710
Leases	233	—	233	—	—	—
Consumer	498	—	498	585	143	728

Total	$48,162	$110,062	$158,224	$58,260	$116,791	$175,051

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

        The following tables present information regarding our non-covered impaired loans and leases by portfolio segment and class as of and for the dates indicated:

	March 31, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$16,784	$17,212	$5,086	$17,548	$17,890	$4,369
SBA 504	563	563	198	1,147	1,245	206
Other	54,762	54,983	4,085	78,349	81,921	6,919
Real estate construction:
Residential	689	707	197	2,766	2,776	409
Commercial	9,431	9,507	1,115	12,477	12,520	1,664

Total real estate	82,229	82,972	10,681	112,287	116,352	13,567

Commercial:
Collateralized	5,048	5,317	4,033	5,515	5,741	3,901
Unsecured	2,395	3,028	2,094	2,864	3,061	2,513
SBA 7(a)	4,124	4,267	770	3,397	3,428	379
Leases	—	—	—	—	—	—
Consumer	283	312	262	433	459	413

Total other	11,850	12,924	7,159	12,209	12,689	7,206

With No Related Allowance Recorded:
Real estate mortgage:
Hospitality	$—	$—	$—	$—	$—	$—
SBA 504	2,354	3,247	—	2,262	3,007	—
Other	30,460	35,522	—	19,515	22,999	—
Real estate construction:
Residential	1,392	1,392	—	611	611	—
Commercial	18,514	21,593	—	15,938	19,536	—

Total real estate	52,720	61,754	—	38,326	46,153	—

Commercial:
Collateralized	5,284	5,507	—	4,759	4,927	—
Unsecured	654	734	—	643	716	—
Asset-based	88	88	—	14	14	—
SBA 7(a)	4,951	6,603	—	6,518	8,181	—
Leases	233	233	—	—	—	—
Consumer	215	278	—	295	351	—

Total other	11,425	13,443	—	12,229	14,189	—

Total:
Real estate mortgage	$104,923	$111,527	$9,369	$118,821	$127,062	$11,494
Real estate construction	30,026	33,199	1,312	31,792	35,443	2,073
Commercial	22,544	25,544	6,897	23,710	26,068	6,793
Leases	233	233	—	—	—	—
Consumer	498	590	262	728	810	413

Total non-covered loans and leases	$158,224	$171,093	$17,840	$175,051	$189,383	$20,773

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

	Three Months Ended
	March 31, 2012		March 31, 2011
	Weighted Average Recorded Investment(1)	Interest Income Recognized	Weighted Average Recorded Investment(1)	Interest Income Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$16,784	$217	$17,173	$189
SBA 504	142	—	1,888	—
Other	51,922	566	29,078	211
Real estate construction:
Residential	689	10	2,366	14
Commercial	9,431	115	9,239	39

Total real estate	78,968	908	59,744	453

Commercial:
Collateralized	4,735	46	3,521	11
Unsecured	2,394	40	9,249	5
SBA 7(a)	4,119	43	2,190	9
Leases	—	—	—	—
Consumer	283	4	1,123	—

Total other	11,531	133	16,083	25

With No Related Allowance Recorded:
Real estate mortgage:
Hospitality	$—	$—	$—	$—
SBA 504	2,354	49	3,250	—
Other	29,447	670	21,869	(9)
Real estate construction:
Residential	1,392	17	3,625	(35)
Commercial	18,514	197	8,908	61

Total real estate	51,707	933	37,652	17

Commercial:
Collateralized	5,132	67	2,452	6
Unsecured	654	8	181	1
Asset-based	63	—	15	—
SBA 7(a)	4,927	116	4,814	4
Leases	156	—	—	—
Consumer	215	7	604	—
Foreign	—	—	—	—

Total other	11,147	198	8,066	11

Total:
Real estate mortgage	$100,649	$1,502	$73,258	$391
Real estate construction	30,026	339	24,138	79
Commercial	22,024	320	22,422	36
Leases	156	—	—	—
Consumer	498	11	1,727	—
Foreign	—	—	—	—

Total non-covered loans and leases	$153,353	$2,172	$121,545	$506

(1)
For the loans and leases reported as impaired as of March 31, 2012 and March 31, 2011, amounts were calculated based on the period of time such loans and leases were impaired during the reporting period.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

        The following tables present non-covered new troubled debt restructurings and defaulted troubled debt restructurings for the periods indicated:

	Three Months Ended March 31, 2012
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Real estate mortgage:
Hospitality	1	$2,083	$2,083
SBA 504	1	563	563
Other	3	16,993	16,993
Real estate construction:
Residential	1	467	467
Commercial	2	6,117	6,117
Commercial:
Collateralized	2	606	606
Unsecured	1	14	14
SBA 7(a)	5	1,603	1,603

Total	16	$28,446	$28,446

	Three Months Ended March 31, 2012
	Number of Loans	Recorded Investment(1)
	(Dollars in thousands)
Troubled Debt Restructurings That Subsequently Defaulted(2):
Real estate mortgage:
Other	1	$1,725
Commercial:
SBA 7(a)	1	34

Total	2	$1,759

(1)
Represents the balance at March 31, 2012 and is net of charge-offs of $324,000 for the three months ended March 31, 2012.

(2)
The population of defaulted restructured loans for the period indicated includes only those loans restructured during the preceeding 12-month period. The table excludes defaulted troubled debt restructurings in those classes for which the recorded investment was zero at March 31, 2012.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

  Covered Loans

        We refer to the loans acquired in the Los Padres Bank, or Los Padres, acquisition and Affinity acquisition that are subject to loss sharing agreements with the FDIC as "covered loans" as we will be reimbursed for a substantial portion of any future losses on them under the terms of the agreements.

        The following table reflects the carrying values of covered loans as of the dates indicated:

	March 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$—	—	$2,944	0%
Other	699,653	92%	733,414	91%

Total real estate mortgage	699,653	92%	736,358	91%

Real estate construction:
Residential	15,913	2%	21,521	3%
Commercial	25,278	3%	25,397	3%

Total real estate construction	41,191	5%	46,918	6%

Commercial:
Collateralized	20,149	3%	24,808	3%
Unsecured	741	0%	802	0%

Total commercial	20,890	3%	25,610	3%

Consumer	685	0%	735	0%

Total gross covered loans	762,419	100%	809,621	100%

Discount	(66,312)		(75,323)
Allowance for loan losses	(35,810)		(31,275)

Covered loans, net	$660,297		$703,023

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

        The following table summarizes the changes in the carrying amount of covered acquired impaired loans and accretable yield on those loans for the period indicated:

	Covered Acquired Impaired Loans
	Carrying Amount	Accretable Yield
	(In thousands)
Balance, December 31, 2011	$677,014	$(259,265)
Accretion	13,398	13,398
Payments received	(51,164)	—
Decrease in expected cash flows, net	—	5,233
Provision for credit losses	(3,926)	—

Balance, March 31, 2012	$635,322	$(240,634)

        The table above excludes the covered loans from the Los Padres acquisition which are accounted for as non-impaired loans and totaled $25.0 million and $26.0 million at March 31, 2012 and December 31, 2011, respectively.

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

	March 31, 2012			December 31, 2011
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(In thousands)
Real estate mortgage	$452,276	$154,441	$606,717	$478,119	$163,768	$641,887
Real estate construction	5,763	30,799	36,562	5,762	35,337	41,099
Commercial	8,393	7,945	16,338	11,076	8,221	19,297
Consumer	139	541	680	178	562	740

Total covered loans, net	$466,571	$193,726	$660,297	$495,135	$207,888	$703,023

        In addition to our internal risk rating process, our federal and state banking regulators, as an integral part of their examination process, periodically review the Company's loan risk rating classifications. Our regulators may require the Company to recognize rating downgrades based on their judgments related to information available to them at the time of their examinations.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—OTHER REAL ESTATE OWNED (OREO)

        The following tables summarize OREO by property type at the dates indicated:

	March 31, 2012			December 31, 2011
Property Type	Non-Covered OREO	Covered OREO	Total OREO	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
Commercial real estate	$20,885	$13,868	$34,753	$23,003	$15,053	$38,056
Construction and land development	25,321	13,143	38,464	24,788	15,461	40,249
Single family residence	—	2,877	2,877	621	2,992	3,613

Total OREO, net	$46,206	$29,888	$76,094	$48,412	$33,506	$81,918

        The following table presents a rollforward of OREO, net of the valuation allowance, for the period indicated:

	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
OREO Activity:
Balance, December 31, 2011	$48,412	$33,506	$81,918
Foreclosures	1,839	7,241	9,080
Payments to third parties(1)	622	—	622
Provision for losses	(752)	(2,229)	(2,981)
Reductions related to sales	(3,915)	(8,630)	(12,545)

Balance, March 31, 2012	$46,206	$29,888	$76,094

(1)
Represents amounts due to participants and for guarantees, property taxes or other prior lien positions.

NOTE 7—FDIC LOSS SHARING ASSET

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

FDIC Loss Sharing Asset
(In thousands)
Balance, December 31, 2011	$95,187
FDIC share of additional losses, net of recoveries	979
Cash received from FDIC	(12,736)
Net amortization	(3,860)

Balance, March 31, 2012	$79,570

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 8—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS

  Debt Termination Expense—FHLB Advances and Subordinated Debentures

        In March 2012, the Company incurred $22.6 million in debt termination expense related to the prepayment of $225.0 million in fixed-rate term FHLB advances and the early redemption of $18.6 million in fixed-rate subordinated debentures for Trust CI and Trust I. The Company used a combination of excess cash and collateralized overnight FHLB advances to repay these debt instruments. The FHLB advances were composed of $200 million maturing in December 2017 with a fixed rate of 3.16% and $25 million due in January 2018 with a fixed rate of 2.61%. The agreements for these FHLB advances had an early prepayment penalty or fee for payoffs before maturity. The Trust CI subordinated debenture was in the amount of $10.3 million, due in March 2030 and bearing a fixed rate of 11.00%. The Trust I subordinated debenture was for $8.3 million with a maturity date of September 2030 and fixed rate of 10.6%.

  Borrowings

        As of March 31, 2012, there were $179.5 million in outstanding FHLB advances borrowed on an overnight basis and bearing an interest rate of 0.13%. Our aggregate remaining borrowing capacity under the FHLB secured lines of credit was $1.0 billion at March 31, 2012. As of March 31, 2012, our FHLB advances were secured by all of our loans and leases under a blanket lien, in addition to securities with a carrying value of $29.0 million. Additionally, the Bank had secured borrowing capacity from the Federal Reserve discount window of $375.4 million at March 31, 2012. The Bank also maintains unsecured lines of credit of $45.0 million with correspondent banks for the purchase of overnight funds; these lines are subject to availability of funds.

        Included in borrowings are $13.6 million of non-recourse notes added through the PWE Finance acquisition, in which the payment stream of certain of its leases were sold to third parties. The debt is secured by the equipment in the leases and all interest rates are fixed. As of March 31, 2012, the weighted average interest rate of the notes was 6.84% with a weighted average remaining maturity of 2.4 years.

  Subordinated Debentures

        The following table summarizes the terms of each issuance of the subordinated debentures outstanding as of March 31, 2012:

Series	March 31, 2012 Amount	Issuance Date	Maturity Date	Rate Index	Current Rate(1)	Next Reset Date
	(In thousands)
Trust V	$10,310	8/15/03	9/17/33	3 month LIBOR + 3.10	3.57%	6/15/12
Trust VI	10,310	9/3/03	9/15/33	3 month LIBOR + 3.05	3.52%	6/13/12
Trust CII	5,155	9/17/03	9/17/33	3 month LIBOR + 2.95	3.42%	6/15/12
Trust VII	61,856	2/5/04	4/23/34	3 month LIBOR + 2.75	3.22%	7/26/12
Trust CIII	20,619	8/15/05	9/15/35	3 month LIBOR + 1.69	2.16%	6/13/12

Total subordinated
debentures	$108,250

(1)
As of April 26, 2012.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 8—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS (Continued)

        The Company had an aggregate amount of $108.3 million in subordinated debentures outstanding at March 31, 2012. These subordinated debentures were issued in five separate series. Each issuance had a maturity of thirty years from its date of issue. The subordinated debentures are variable rate instruments and are each callable at par with no prepayment penalty. The subordinated debentures were issued to trusts established by us or entities we have acquired, which in turn issued trust preferred securities, which totaled $105.0 million at March 31, 2012. The proceeds of the subordinated debentures were used primarily to fund several of our acquisitions and to augment regulatory capital.

        The Company includes in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less goodwill, net of any related deferred income tax liability. At March 31, 2012, the amount of trust preferred securities included in Tier I capital was $105.0 million.

        Notification to the Federal Reserve Board, or FRB, is required prior to our declaring and paying a dividend to our stockholders during any period in which our quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount. Interest payments made by the Company on subordinated debentures are considered dividend payments under FRB regulations. This notification requirement is included in regulatory guidance regarding safety and soundness surrounding capital and includes other non-financial measures such as asset quality and credit concentrations. Should the FRB object to our dividend payments, we would be precluded from paying interest on our subordinated debentures. Payments would not commence until approval is received or we no longer need to provide notice under applicable guidance.

  Brokered Deposits

        Brokered deposits totaled $37.4 million at March 31, 2012 and are included in the interest-bearing deposits balance on the accompanying condensed consolidated balance sheets. Such amount represented customer deposits that were subsequently participated with other FDIC-insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits.

NOTE 9—COMMITMENTS AND CONTINGENCIES

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

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 9—COMMITMENTS AND CONTINGENCIES (Continued)

represent future cash requirements. Commitments to extend credit totaled $690.5 million and $691.5 million at March 31, 2012 and December 31, 2011, respectively.

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees expire within one year from the date of issuance. The Company generally requires collateral or other security to support financial instruments with credit risk. Standby letters of credit totaled $28.9 million and $32.0 million at March 31, 2012 and December 31, 2011, respectively.

        The Company has investments in low income housing project partnerships, which provide the Company income tax credits, and in a few small business investment companies. As of March 31, 2012, the Company had commitments to contribute capital to these entities totaling $6.7 million.

  Legal Matters

        In the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business. The outcome of such legal actions and the timing of ultimate resolution are inherently difficult to predict. In the opinion of management, based upon information currently available to us, any resulting liability, in addition to amounts already accrued, would not have a material adverse effect on the Company's financial statements of operations.

NOTE 10—FAIR VALUE MEASUREMENTS

        ASC 820, "Fair Value Measurement," defines fair value, establishes a framework for measuring fair value including a three-level valuation hierarchy, and expands disclosures about fair value measurements. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date reflecting assumptions that a market participant would use when pricing an asset or liability. The hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:

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

  •
  Level 3: Inputs to a valuation methodology that are unobservable, supported by little or no market activity, and significant to the fair value measurement. These valuation methodologies generally include pricing models, discounted cash flow models, or a determination of fair value that requires significant management judgment or estimation. This category includes our covered private label collateralized mortgage obligations ("CMOs"), which we refer to as private label CMOs.

        We use fair value to measure certain assets on a recurring basis, primarily securities available-for-sale; we have no liabilities being measured at fair value. For assets measured at the lower

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

of cost or fair value, the fair value measurement criteria may or may not be met during a reporting period and such measurements are therefore considered "nonrecurring" for purposes of disclosing our fair value measurements. Fair value is used on a nonrecurring basis to adjust carrying values for impaired loans and other real estate owned and also to record impairment on certain assets, such as goodwill, core deposit intangibles and other long-lived assets. There were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2012. The following table presents information on the assets measured and recorded at fair value on a recurring basis as of the date indicated:

	Fair Value Measurement as of March 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Measured on a Recurring Basis:
Securities available-for-sale:
Government and government-sponsored entity residential mortgage-backed securities	$1,136,129	$—	$1,136,129	$—
Covered private label CMOs	45,274	—	—	45,274
Municipal securities	147,641	—	147,641	—
Corporate securities	43,149	—	43,149	—
Other securities	8,685	6,911	1,774	—

	$1,380,878	$6,911	$1,328,693	$45,274

        The following table presents information about quantitative inputs and assumptions used to evaluate the fair values provided by our third party pricing service for our Level 3 private label CMOs measured at fair value on a recurring basis as of March 31, 2012:

Unobservable Inputs	Range of Inputs	Weighted Average Input
Voluntary prepayment speeds	0.1% - 32.2%	8.2%
Monthly default rates	0.4% - 20.5%	3.6%
Loss severity rates	9.1% - 70.6%	45.2%
Discount rates	3.6% - 11.5%	7.2%

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

        The following table summarizes activity for assets measured at fair value on a recurring basis that are categorized as Level 3 for the period indicated:

Covered Private Label CMOs (Level 3)
(In thousands)
Beginning as of December 31, 2011	$45,149
Total realized in earnings	607
Total unrealized in comprehensive income	1,641
Net settlements	(2,123)

Balance, March 31, 2012	$45,274

        There were no transfers of assets in or out of Level 3 during the three months ended March 31, 2012.

        The following table presents gains and (losses) and other information on assets measured at fair value on a non-recurring basis as of and for the period ended March 31, 2012:

	Gains (Losses) Three Months Ended March 31, 2012
		Fair Value Measurement as of March 31, 2012
		Total	Level 1	Level 2	Level 3
	(In thousands)
Measured on a Nonrecurring Basis:
Non-covered impaired loans	$(2,274)	$93,815	$—	$14,039	$79,776
Non-covered other real estate owned	(569)	3,440	—	819	2,621
Covered other real estate owned	(1,266)	10,392	—	7,676	2,716
SBA loan servicing asset	1	1,182	—	—	1,182

	$(4,108)	$108,829	$—	$22,534	$86,295

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

        The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2012:

Asset	Fair Value (in 000's)	Valuation Methodology	Unobservable Inputs	Range	Weighted Average
Impaired loans(1)	$77,650	Discounted cash flow	Discount rate	4.00% - 8.75%	6.28%
OREO	$5,337	Appraisals	Discount, including 8% for selling costs	9% - 30%	20%
SBA loan servicing asset	$1,182	Discounted cash flow	Prepayment speeds	3.69% - 17.04%	(2)
			Discount rates	9.68% - 12.58%	(2)

(1)
Excludes $2.1 million of impaired loans with balances of $250,000 or less.

(2)
Not readily available.

        ASC Topic 825, "Financial Instruments," requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. Additionally, certain financial instruments and all nonfinancial instruments are excluded from the applicable disclosure requirements.

        The following tables present a summary of the carrying values and estimated fair values of certain financial instruments as of the dates indicated:

	March 31, 2012
		Estimated Fair Value
	Carrying or Contract Amount
		Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$99,471	$99,471	$99,471	$—	$—
Interest-earning deposits in
financial institutions	34,290	34,290	34,290	—	—
Securities available-for-sale	1,380,878	1,380,878	6,911	1,328,693	45,274
Investment in FHLB stock	43,902	43,902	43,902	—	—
Loans and leases, net	3,450,813	3,496,003	—	12,959	3,483,044
SBA loan servicing asset	1,182	1,182	—	—	1,182
Financial Liabilities:
Deposits	4,556,670	4,564,845	928,745	3,636,100	—
Borrowings	193,104	193,102	179,500	13,602	—
Subordinated debentures	108,250	108,190	—	108,190	—

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2011
		Estimated Fair Value
	Carrying or Contract Amount
		Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$92,342	$92,342	$92,342	$—	$—
Interest-earning deposits in
financial institutions	203,275	203,275	203,275	—	—
Securities available-for-sale	1,326,358	1,326,358	2,976	1,278,233	45,149
Investment in FHLB stock	46,106	46,106	46,106	—	—
Loans and leases, net	3,425,423	3,469,754	—	13,803	3,455,951
SBA loan servicing asset	1,613	1,613	—	—	1,613
Financial Liabilities:
Deposits	4,577,453	4,587,148	977,589	3,609,559	—
Borrowings	225,000	249,000	—	249,000	—
Subordinated debentures	129,271	135,532	—	135,532	—

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

        Securities available-for-sale.    Securities available-for-sale are measured and carried at fair value on a recurring basis. Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated other comprehensive income on the condensed consolidated balance sheets. See Note 4, Investment Securities, for further information on unrealized gains and losses on securities available-for-sale.

        Fair value for securities categorized as Level 1, which are primarily equity securities, are based on readily available quoted prices. In determining the fair value of the securities categorized as Level 2, we obtain a report from a nationally recognized broker-dealer detailing the fair value of each investment security we hold as of each reporting date. The broker-dealer uses observable market information to value our securities, with the primary source being a nationally recognized pricing service. We review the market prices provided by the broker-dealer for our securities for reasonableness based on our understanding of the marketplace and we consider any credit issues related to the securities. As we have not made any adjustments to the market quotes provided to us and they are based on observable market data, they have been categorized as Level 2 within the fair value hierarchy.

        Our private label CMOs are categorized as Level 3 due in part to the inactive market for such securities. There is a wide range of prices quoted for private label CMOs among independent third party pricing services and this range reflects the significant judgment being exercised over the assumptions and variables that determine the pricing of such securities. We consider this subjectivity to

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

be a significant unobservable input and have concluded the private label CMOs should be categorized as a Level 3 measured asset. Our fair value estimate was based on prices provided to us by a nationally recognized pricing service which we also use to determine the fair value of the majority of our securities portfolio. We determined the reasonableness of the fair values by reviewing assumptions at the individual security level about prepayment, default expectations, estimated severity loss factors, and discount rates, all of which are not directly observable in the market. Significant increases (decreases) in default expectations, severity loss factors, or discount rates, which occur all together or in isolation, would result in lower (higher) fair value measurements.

        FHLB stock.    The fair value of FHLB stock is based on our recorded investment. FHLB stock is held at par value consistent with the value at which the FHLB has repurchased shares from its members during the first quarter of 2012. In January 2009, the FHLB announced that it had suspended excess FHLB stock redemptions and dividend payments. Since this announcement, the FHLB has declared and paid cash dividends in 2010, 2011 and 2012, though at rates less than those paid in the past, and repurchased certain amounts of our excess stock. As a result of these actions, we evaluated the carrying value of our FHLB stock investment. Based on the FHLB's most recent publicly available financial results, its capital position and its bond ratings, we concluded such investment was not impaired at March 31, 2012.

        Non-covered loans and leases.    As non-covered loans and leases are not measured at fair value, the following discussion relates to estimating the fair value disclosures under ASC Topic 825. Fair values are estimated for portfolios of loans and leases with similar financial characteristics. Loans are segregated by type and further segmented into fixed and adjustable rate interest terms and by credit risk categories. The fair value estimates do not take into consideration the value of the loan portfolio in the event the loans are sold outside the parameters of normal operating activities. The fair value of performing fixed rate loans is estimated by discounting scheduled cash flows through the estimated maturity using estimated market prepayment speeds. The fair value of equipment leases is estimated by discounting scheduled lease and expected lease residual cash flows over their remaining term. The estimated market discount rates used for performing fixed rate loans and equipment leases are the Company's current offering rates for comparable instruments with similar terms. The fair value of performing adjustable rate loans is estimated by discounting scheduled cash flows through the next repricing date. As these loans reprice frequently at market rates and the credit risk is not considered to be greater than normal, the market value is typically close to the carrying amount of these loans.

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

(Unaudited)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

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

        The non-covered impaired loan balances shown above represent those nonaccrual and restructured loans for which impairment was recognized during the three months ended March 31, 2012. The amounts shown as losses represent, for the loan balances shown, the impairment recognized during the three months ended March 31, 2012. Of the $48.2 million of nonaccrual loans at March 31, 2012, $5.5 million were written down to their fair values through charge-offs during the quarter.

        Other real estate owned.    The fair value of foreclosed real estate, both non-covered and covered, is generally based on estimated market prices from independently prepared current appraisals or negotiated sales prices with potential buyers, less estimated costs to sell; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement on a nonrecurring basis. As a matter of policy, appraisals are required annually and may be updated more frequently as circumstances require in the opinion of management. The Level 2 measurement is based on appraisals obtained within the last 12 months and for which a write-down was recognized during the three months ended March 31, 2012.

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

        SBA servicing asset.    In accordance with ASC Topic 860, "Transfers and Servicing," the SBA servicing asset, included in other assets in the condensed consolidated balance sheets, is carried at its implied fair value. The fair value of the servicing asset is estimated by discounting future cash flows using market-based discount rates and prepayment speeds. The discount rate is based on the current US Treasury yield curve, as published by the Department of the Treasury, plus a spread for the marketplace risk associated with these assets. We utilize estimated prepayment vectors using SBA prepayment information provided by Bloomberg for pools of similar assets to determine the timing of the cash flows. These nonrecurring valuation inputs are considered to be Level 3 inputs.

        Deposits.    Deposits are carried at historical cost. The fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, interest checking, money market, and savings accounts, is equal to the amount payable on demand as of the balance sheet date and considered Level 1. The fair value of time deposits is based on the discounted value of contractual cash flows and considered Level 2. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. No value has been separately assigned to the Company's long-term relationships with its deposit customers, such as a core deposit intangible.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

        Borrowings.    Borrowings are carried at amortized cost. The fair value of overnight FHLB advances is equal to the carrying value and considered Level 1. The fair value of fixed rate borrowings is calculated by discounting scheduled cash flows through the estimated maturity dates or call dates, if applicable, using estimated market discount rates that reflect current rates offered for borrowings with similar remaining maturities and characteristics.

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

  Limitations

        Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of March 31, 2012, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 11—EARNINGS PER SHARE

        The following is a summary of the calculation of basic and diluted net earnings per share for the periods indicated:

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
	(In thousands, except per share data)
Basic Earnings Per Share:
Net earnings	$5,264	$13,883	$10,676
Less: earnings allocated to unvested restricted stock(1)	(122)	(470)	(386)

Net earnings allocated to common shares	$5,142	$13,413	$10,290

Weighted-average basic shares and unvested restricted stock outstanding	37,284.0	37,260.8	36,801.7
Less: weighted-average unvested restricted stock outstanding	(1,654.0)	(1,712.8)	(1,347.6)

Weighted-average basic shares outstanding	35,630.0	35,548.0	35,454.1

Basic earnings per share	$0.14	$0.38	$0.29

Diluted Earnings Per Share:
Net earnings allocated to common shares	$5,142	$13,413	$10,290

Weighted-average diluted shares outstanding	35,630.0	35,548.0	35,454.1

Diluted earnings per share	$0.14	$0.38	$0.29

(1)
Represents cash dividends paid to holders of unvested restricted stock, net of estimated forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

NOTE 12—STOCK COMPENSATION PLANS

  Restricted Stock

        At March 31, 2012, there were outstanding 767,760 shares of unvested time-based restricted common stock and 850,000 shares of unvested performance-based restricted common stock. The awarded shares of time-based restricted common stock vest over a service period of three to five years from the date of the grant. The awarded shares of performance-based restricted common stock vest in full on the date the Compensation, Nominating and Governance, or CNG, Committee of the Board of Directors, as Administrator of the Company's 2003 Stock Incentive Plan, or the 2003 Plan, determines that the Company achieved certain financial goals established by the CNG Committee as set forth in the grant documents. Both time-based and performance-based restricted common stock vest immediately upon a change in control of the Company as defined in the 2003 Plan and upon death of the employee.

        Compensation expense related to time-based restricted stock awards is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 12—STOCK COMPENSATION PLANS (Continued)

method. Restricted stock amortization totaled $1.6 million, $1.4 million and $2.0 million for the three months ended March 31, 2012, December 31, 2011, and March 31, 2011, respectively. Such amounts are included in compensation expense on the accompanying condensed consolidated statements of earnings.

        Currently no compensation expense is being recognized for any performance-based restricted stock awards as management has concluded that it is improbable that the respective financial targets for any outstanding performance-based restricted stock awards will be met. If and when the attainment of such financial targets is deemed probable in future periods, a catch-up adjustment will be recorded and amortization of such performance-based restricted stock will begin again. The total amount of unrecognized compensation expense related to all performance-based restricted stock for which amortization was suspended or has not commenced totaled $33.8 million at March 31, 2012 as presented in the following table.

	March 31, 2012
	Number of Shares Outstanding	Unrecognized Compensation Expense	Expiration Year of Award
		(in thousands)
Performance-based restricted stock awarded in:
2006	275,000	$14,924	2013
2007	205,000	11,259	2017
2008	20,000	453	2013
2011	350,000	7,161	2016

Outstanding performance-based restricted stock awards	850,000	$33,797

        The Company's 2003 Plan permits stock based compensation awards to officers, directors, key employees and consultants. As of March 31, 2012, the 2003 Plan authorized grants of stock-based compensation instruments to purchase or issue up to 5,000,000 shares of authorized but unissued Company common stock, subject to adjustments provided by the 2003 Plan. As of March 31, 2012, there were 414,365 shares available for grant under the 2003 Plan.

NOTE 13—RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income." Under ASU 2011-05, an entity will have the option to present the components of net earnings and comprehensive income in either one or two consecutive financial statements. This standard eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. ASU 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and early adoption was permitted. Adoption of this standard did not have a material effect on our financial statements. In December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." ASU 2011-12 defers the effective date of those changes in ASU 2011-05 that

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 13—RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

relate to the presentation of reclassification adjustments to provide the FASB with more time to redeliberate whether to present the effects of reclassifications out of accumulated other comprehensive income on the face of the financial statements for all periods presented.

NOTE 14—SUBSEQUENT EVENTS

  Celtic Capital Corporation Acquisition

        On April 3, 2012, Pacific Western Bank completed the acquisition of Celtic Capital Corporation, or Celtic, an asset-based lending company based in Santa Monica, CA. Celtic focuses on providing asset-based loans to borrowers in the $5 million and under loan market in the United States. Pacific Western Bank acquired all of the capital stock of Celtic for $18 million in cash. Celtic's tangible net assets at March 31, 2012 on a pro forma basis totaled approximately $9 million and is subject to finalization of our fair value determination. The acquisition diversifies the Company's loan portfolio, expands the Company's product lines, and deploys excess liquidity into higher yielding assets.

        At April 3, 2012, Celtic had approximately $56 million in gross loans outstanding, with no loans on nonaccrual status. In addition, Pacific Western Bank assumed $47 million in outstanding debt, which was repaid on the closing date. The weighted average yield on Celtic's loan portfolio as of the acquisition date was approximately 18% and its weighted average remaining maturity was seven months.

        Celtic will operate under the name Celtic Capital Corporation as a subsidiary of Pacific Western Bank. Pacific Western has retained all 26 of Celtic's employees.

  American Perspective Bank Acquisition Announcement

        On April 30, 2012, the Company announced that Pacific Western Bank had entered into a definitive agreement and plan of merger to acquire all of the outstanding common stock and restricted stock of American Perspective Bank ("American Perspective") for $58.1 million in cash, or $13.00 per share for each share of common stock of American Perspective. The purchase price represented a multiple of 1.32 times American Perspective's tangible book value at March 31, 2012.

        At March 31, 2012, American Perspective had $264 million in assets, two operating branches located in San Luis Obispo and Santa Maria, California, and a loan production office located in Paso Robles, California. American Perspective serves small-to-medium sized businesses and professionals through those locations. The addition of the two branches strengthens the Company's presence in the Central Coast region and the loan production office provides opportunity for expansion and additional growth in that region.

        For the first quarter of 2012, American Perspective earned $462,000, had a net interest margin of 4.16%, and an efficiency ratio of 60.7%. It had $185 million in average loans which yielded 6.13% and its interest-bearing deposit cost was 0.92%, with total cost of deposits of 0.76%.

        The board of directors of each company has approved this transaction. The acquisition of American Perspective by Pacific Western Bank is subject to customary conditions, including the approval of American Perspective's shareholders and bank regulatory authorities, and is expected to

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 14—SUBSEQUENT EVENTS (Continued)

close in the third quarter of 2012. Immediately following the completion of the acquisition, it is anticipated that American Perspective will be merged with and into Pacific Western Bank.

  Dividend Approval

        On May 10, 2012, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.18 per common share payable on May 31, 2012, to stockholders of record at the close of business on May 21, 2012.

        We have evaluated events that have occurred subsequent to March 31, 2012 and have concluded there are no subsequent events that would require recognition or disclosure in the accompanying condensed consolidated financial statements.

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

  •
  the economic and regulatory effects of the continuing war on terrorism and other events of war, including the conflicts and uncertainties in the Middle East;

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

        Pacific Western is a full-service commercial bank offering a broad range of banking products and services including: accepting demand, money market, and time deposits; originating loans, including commercial, real estate construction, SBA guaranteed and consumer loans; and providing other business-oriented products. Our operations are primarily located in Southern California extending from California's Central Coast to San Diego County; we also operate three banking offices in the San Francisco Bay area. The Bank focuses on conducting business with small to medium sized businesses in our marketplace and the owners and employees of those businesses. The majority of our loans are secured by the real estate collateral of such businesses. Our asset-based lending functions operate in Arizona, California, Texas, and the Pacific Northwest. Our equipment leasing function, added through the acquisition of Pacific Western Equipment Finance, or PWE Finance, (formerly Marquette Equipment Finance) on January 3, 2012, is based in Utah and has lease receivables in 45 states.

        Pacific Western competes actively for deposits, and emphasizes solicitation of noninterest-bearing deposits. In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin, as net interest income, on a year-to-date basis, accounted for 95% of our net revenues (net interest income plus noninterest income).

        During the three months ended March 31, 2012, total assets decreased $80.1 million due to a lower balance in interest-earning deposits in financial institutions, offset by higher securities available-for-sale and higher loans and leases. During the first quarter, interest-earning deposits in financial institutions declined $169.0 million due to the purchase of PWE Finance for $35.0 million and the repayment of $128.7 million of its debt. Securities available-for-sale increased $54.5 million due to purchases of $134.5 million. The non-covered gross loan and lease portfolio increased $56.1 million due to the lease receivables gained in the PWE Finance acquisition. When the lease receivables from the PWE Finance acquisition are excluded, however, non-covered gross loans declined $97.7 million; such decline is centered in the real estate mortgage loan portfolio. The covered loan portfolio declined $42.7 million due to repayments and resolution activities. At March 31, 2012, non-covered gross loans and leases totaled $2.9 billion and the covered loan portfolio was $660.3 million.

        During the three months ended March 31, 2012, total deposits declined $20.8 million to $4.6 billion at March 31, 2012. Core deposits grew $26.5 million during the first quarter with increases of $99.9 million, $15.3 million, and $5.6 million in noninterest-bearing demand deposits, interest checking deposits and savings deposits, respectively, offset by a decline of $94.3 million in money market deposits. Core deposits totaled $3.6 billion, or 80% of total deposits, at March 31, 2012. Time deposits decreased $47.3 million during the first quarter to $920.6 million at March 31, 2012. Noninterest-bearing demand deposits were $1.8 billion at March 31, 2012 and represented 39% of total deposits at that date.

Celtic Capital Corporation Acquisition

        On April 3, 2012, Pacific Western Bank completed the acquisition of Celtic Capital Corporation, or Celtic, an asset-based lending company based in Santa Monica, CA. Celtic focuses on providing asset-based loans to borrowers in the $5 million and under loan market in the United States. Pacific Western Bank acquired all of the capital stock of Celtic for $18 million in cash. Celtic's tangible net assets at March 31, 2012 on a pro forma basis totaled approximately $9 million. The acquisition diversifies the Company's loan portfolio, expands the Company's product lines, and deploys excess liquidity into higher yielding assets.

        At April 3, 2012, Celtic had approximately $56 million in gross loans outstanding, with no loans on nonaccrual status. In addition, Pacific Western Bank assumed $47 million in outstanding debt, which was repaid on the closing date. The weighted average yield on Celtic's loan portfolio as of the acquisition date was approximately 18% and its weighted average remaining maturity was seven months.

        Celtic will operate under the name Celtic Capital Corporation as a subsidiary of Pacific Western Bank. Pacific Western has retained all 26 of Celtic's employees.

American Perspective Bank Acquisition Announcement

        On April 30, 2012, the Company announced that Pacific Western Bank had entered into a definitive agreement and plan of merger to acquire all of the outstanding common stock and restricted stock of American Perspective Bank ("American Perspective") for $58.1 million in cash, or $13.00 per share for each share of common stock of American Perspective. The purchase price represented a multiple of 1.32 times American Perspective's tangible book value at March 31, 2012.

        At March 31, 2012, American Perspective had $264 million in assets, two operating branches located in San Luis Obispo and Santa Maria, California, and a loan production office located in Paso Robles, California. American Perspective serves small-to-medium sized businesses and professionals through those locations. The addition of the two branches strengthens the Company's presence in the Central Coast region and the loan production office provides opportunity for expansion and additional growth in that region.

        For the first quarter of 2012, American Perspective earned $462,000, had a net interest margin of 4.16%, and an efficiency ratio of 60.7%. It had $185 million in average loans which yielded 6.13% and its interest-bearing deposit cost was 0.92%, with total cost of deposits of 0.76%.

        The board of directors of each company has approved this transaction. The acquisition of American Perspective by Pacific Western Bank is subject to customary conditions, including the approval of American Perspective's shareholders and bank regulatory authorities, and is expected to close in the third quarter of 2012. Immediately following the completion of the acquisition, it is anticipated that American Perspective will be merged with and into Pacific Western Bank.

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

        Our primary interest-earning assets are loans and investments. Our primary interest-bearing liabilities are deposits. We attribute our high net interest margin to our high level of noninterest-bearing deposits and low cost of deposits. While our deposit balances will fluctuate depending on deposit holders' perceptions of alternative yields available in the market, we attempt to minimize these variances by attracting a high percentage of noninterest-bearing deposits, which have no expectation of yield. At March 31, 2012, approximately 39% of our total deposits were noninterest-bearing.

  Loan Growth

        We generally seek new lending opportunities in the $500,000 to $15 million range, try to limit loan maturities for commercial loans to one year, for construction loans up to 18 months, and for commercial real estate loans up to ten years, and to price lending products so as to preserve our interest spread and net interest margin. We sometimes encounter strong competition in pursuing lending opportunities such that potential borrowers obtain loans elsewhere at lower rates than those we offer. Our ability to make new loans is dependent on economic factors in our market area, borrower qualifications, competition, and liquidity, among other items. Loan growth remains tepid, as new loan volume is not replacing maturities. We attribute this to the competition for new and maturing loans from money center banks, regional banks and community banks that operate in our market areas. Such competition centers on unreasonably low interest rates and unrestrictive loan terms. We continue to retain, however, maturing lending relationships that contribute positively to our profitability and net interest margin, and selectively add new loans that meet our credit and pricing standards.

        We have expanded our commercial loan portfolio through the January 3, 2012 acquisition of equipment leasing company PWE Finance and the April 3, 2012 acquisition of asset-based lender Celtic. As of March 31, 2012, PWE Finance had $167.7 million of leases and leases in process. As of April 3, 2012, Celtic had $56 million in gross loans. As previously mentioned, gross loans declined $97.7 million during the three months ended March 31, 2012, excluding the PWE Finance lease receivables, with the decline centered in real estate mortgage loans.

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

  The Level of Our Noninterest Expense

        Our noninterest expense includes fixed and controllable overhead, the major components of which are compensation, occupancy, data processing, and other professional services. It also includes costs that tend to vary based on the volume of activity, such as OREO expense. We measure success in controlling both fixed and variable costs through monitoring of the efficiency ratio. We calculate the base efficiency ratio by dividing noninterest expense by net revenues (the sum of net interest income plus noninterest income). We also calculate a non-GAAP measure called the "adjusted efficiency ratio." The adjusted efficiency ratio is calculated in the same manner as the base efficiency ratio except that noninterest income is reduced by FDIC loss sharing income and noninterest expense is reduced by OREO expenses and debt termination expense. During the three months ended March 31, 2012, the Company incurred $22.6 million of debt termination expense in connection with the prepayment of $225.0 million of fixed-rate term FHLB advances and the early redemption of $18.6 million in fixed-rate subordinated debentures; there was no similar debt termination expense in any other quarterly period presented. See calculations in "Results of Operations—Non-GAAP Measurements" contained herein.

        The consolidated base and adjusted efficiency ratios have been as follows:

Three Months Ended	Base Efficiency Ratio	Adjusted Efficiency Ratio
March 31, 2012	97.1%	58.6%
December 31, 2011	60.4%	59.9%
September 30, 2011	67.9%	58.7%
June 30, 2011	58.2%	57.7%
March 31, 2011	58.7%	60.4%

        The base efficiency ratio fluctuations shown in the above table result mostly from the volatility of FDIC loss sharing income and OREO expenses and, for the first quarter of 2012, from the debt termination expense. The adjusted efficiency ratio eliminates (a) the volatility of FDIC loss sharing income and OREO expenses and (b) debt termination expense and shows the trend in overhead-related noninterest expense relative to net revenues.

Critical Accounting Policies

        The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for credit losses and the carrying values of intangible assets and deferred income tax assets. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2011.

Results of Operations

  Non-GAAP Measurements

        Certain discussion in this Form 10-Q contains non-GAAP financial disclosures for tangible common equity, pre-credit, pre-debt termination and pre-tax earnings, and adjusted efficiency ratios. The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company's operational performance and to enhance investors' overall understanding of such financial performance. Given the use of tangible common equity amounts and ratio is prevalent among banking regulators, investors and analysts, we disclose our tangible common equity ratio in addition to the equity-to-assets ratio. Also, as analysts and investors view pre-credit, pre-debt termination and pre-tax earnings as an indicator of the Company's ability to absorb credit losses, we disclose this amount in addition to net earnings. The methodology of determining tangible common equity and pre-credit, pre-debt termination, and pre-tax earnings may differ among companies. We disclose the adjusted efficiency ratio as it eliminates (a) the volatility of FDIC loss sharing income and OREO expenses and (b) debt termination expense from the base efficiency ratio and shows the trend in overhead-related noninterest expense relative to net revenues.

        These non-GAAP financial measures are presented for supplemental informational purposes only for understanding the Company's operating results and should not be considered a substitute for financial information presented in accordance with United States generally accepted accounting principles ("GAAP"). The following table presents performance amounts and ratios in accordance with

GAAP and a reconciliation of the non-GAAP financial measurements to the GAAP financial measurements.

	Three Months Ended
Pre-Credit, Pre-Debt Termination, and Pre-Tax Earnings	March 31, 2012	December 31, 2011	March 31, 2011
	(In thousands)
Net earnings	$5,264	$13,883	$10,676
Plus: Total provision for credit losses	(6,074)	4,122	10,710
Other real estate owned expense (income):
Non-covered	1,821	1,714	703
Covered	822	226	(2,578)
Debt termination expense	22,598	—	—
Income tax expense	2,857	10,553	7,742
Less: FDIC loss sharing (expense) income, net	(3,579)	2,667	(1,170)

Pre-credit, pre-debt termination, and pre-tax earnings	$30,867	$27,831	$28,423

	Three Months Ended
Adjusted Efficiency Ratio	March 31, 2012	December 31, 2011	March 31, 2011
	(Dollars in thousands)
Noninterest expense	$68,895	$43,469	$41,399
Less: Non-covered OREO expense	1,821	1,714	703
Covered OREO expense (income)	822	226	(2,578)
Debt termination expense	22,598	—	—

Adjusted noninterest expense	$43,654	$41,529	$43,274

Net interest income	$67,680	$63,773	$65,738
Noninterest income	3,262	8,254	4,789

Net revenues	70,942	72,027	70,527
Less: FDIC loss sharing (expense) income, net	(3,579)	2,667	(1,170)

Adjusted net revenues	$74,521	$69,360	$71,697

Base efficiency ratio(1)	97.1%	60.4%	58.7%
Adjusted efficiency ratio(2)	58.6%	59.9%	60.4%

(1)
Noninterest expense divided by net revenues.

(2)
Adjusted noninterest expense divided by adjusted net revenues.

Tangible Common Equity	March 31, 2012	December 31, 2011	March 31, 2011
	(Dollars in thousands)
PacWest Bancorp Consolidated:
Stockholders' equity	$549,645	$546,203	$491,360
Less: Intangible assets	73,524	56,556	70,287

Tangible common equity	$476,121	$489,647	$421,073

Total assets	$5,448,108	$5,528,237	$5,470,517
Less: Intangible assets	73,524	56,556	70,287

Tangible assets	$5,374,584	$5,471,681	$5,400,230

Equity to assets ratio	10.09%	9.88%	8.98%
Tangible common equity ratio(1)	8.86%	8.95%	7.80%
Book value per share	$14.74	$14.66	$13.20
Tangible book value per share	$12.77	$13.14	$11.31
Shares outstanding	37,298,138	37,254,318	37,218,047
Pacific Western Bank:
Stockholders' equity	$627,792	$625,494	$584,418
Less: Intangible assets	73,524	56,556	70,287

Tangible common equity	$554,268	$568,938	$514,131

Total assets	$5,430,107	$5,512,025	$5,453,971
Less: Intangible assets	73,524	56,556	70,287

Tangible assets	$5,356,583	$5,455,469	$5,383,684

Equity to assets ratio	11.56%	11.35%	10.72%
Tangible common equity ratio(1)	10.35%	10.43%	9.55%

(1)
Calculated as tangible common equity divided by tangible assets.

  Earnings Performance

        Summarized financial information for the periods indicated are as follows:

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
	(Dollars in thousands, except per share data)
Earnings Summary:
Interest income	$74,400	$70,913	$74,657
Interest expense	(6,720)	(7,140)	(8,919)

Net interest income	67,680	63,773	65,738

Provision for credit losses:
Non-covered loans and leases	10,000	—	(7,800)
Covered loans	(3,926)	(4,122)	(2,910)

Total provision	6,074	(4,122)	(10,710)

FDIC loss sharing (expense) income, net	(3,579)	2,667	(1,170)
Other noninterest income	6,841	5,587	5,959

Total noninterest income	3,262	8,254	4,789

Non-covered OREO costs, net	(1,821)	(1,714)	(703)
Covered OREO costs, net	(822)	(226)	2,578
Debt termination expense	(22,598)	—	—
Other noninterest expense	(43,654)	(41,529)	(43,274)

Total noninterest expense	(68,895)	(43,469)	(41,399)

Income tax expense	(2,857)	(10,553)	(7,742)

Net earnings	$5,264	$13,883	$10,676

Profitability Measures:
Earnings per share:
Basic	$0.14	$0.38	$0.29
Diluted	$0.14	$0.38	$0.29
Annualized return on:
Average assets	0.38%	1.00%	0.79%
Average equity	3.83%	10.22%	8.97%
Net interest margin	5.41%	5.00%	5.34%
Base efficiency ratio	97.1%	60.4%	58.7%
Adjusted efficiency ratio(1)	58.6%	59.9%	60.4%

(1)
Excludes FDIC loss sharing income, OREO expense, and debt termination expense.

  First Quarter of 2012 Compared to Fourth Quarter of 2011

        Net earnings for the first quarter of 2012 were $5.3 million, or $0.14 per diluted share, compared to $13.9 million, or $0.38 per diluted share, for the fourth quarter of 2011. The $8.6 million decline in net earnings for the linked quarters was due mostly to $22.6 million of debt termination expense incurred on the prepayment of $225.0 million in fixed-rate term FHLB advances and the early redemption of $18.6 million in fixed-rate subordinated debentures. In addition, the provision for credit losses on non-covered loans declined $10.0 million and FDIC loss sharing income declined $6.2 million for the linked quarters.

  First Quarter of 2012 Compared to First Quarter of 2011

        Net earnings for the first quarter of 2012 were $5.3 million, or $0.14 per diluted share, compared to net earnings of $10.7 million, or $0.29 per diluted share, for the first quarter of 2011. The $5.4 million decline in net earnings was due mostly to the $22.6 million debt termination expense incurred during the first quarter of 2012 and $2.4 million decline in FDIC loss sharing income, offset partially by a $17.8 million decrease in the provision for credit losses on non-covered loans.

  Net Interest Income

        Net interest income, which is our principal source of revenue, represents the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Net interest income is affected by changes in both interest rates and the volume of average interest-earning assets and interest-bearing liabilities.

        The following tables present, for the periods indicated, the distribution of average assets, liabilities and stockholders' equity, as well as interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities:

	Three Months Ended
	March 31, 2012			December 31, 2011			March 31, 2011
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans and leases, net of unearned income(1)	$3,562,766	$64,752	7.31%	$3,562,766	$61,684	6.87%	$3,992,204	$66,781	6.78%
Investment securities(2)	1,363,067	9,580	2.83%	1,309,931	9,107	2.76%	913,613	7,819	3.47%
Deposits in financial institutions	103,557	68	0.26%	186,147	122	0.26%	89,248	57	0.26%

Total interest-earning assets	5,029,390	$74,400	5.95%	5,058,844	$70,913	5.56%	4,995,065	$74,657	6.06%

Other assets	471,177			463,328			515,717

Total assets	$5,500,567			$5,522,172			$5,510,782

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest checking deposits	$513,190	$65	0.05%	$488,783	$75	0.06%	$495,950	$268	0.22%
Money market deposits	1,199,226	567	0.19%	1,229,387	789	0.25%	1,240,524	1,734	0.57%
Savings deposits	160,958	13	0.03%	157,617	19	0.05%	141,027	69	0.20%
Time deposits	942,501	2,959	1.26%	1,003,939	3,220	1.27%	1,167,468	3,885	1.35%

Total interest-bearing deposits	2,815,875	3,604	0.51%	2,879,726	4,103	0.57%	3,044,969	5,956	0.79%
Borrowings	239,779	1,925	3.23%	225,011	1,782	3.14%	227,122	1,744	3.11%
Subordinated debentures	123,393	1,191	3.88%	129,319	1,255	3.85%	129,545	1,219	3.82%

Total interest-bearing liabilities	3,179,047	$6,720	0.85%	3,234,056	$7,140	0.88%	3,401,636	$8,919	1.06%

Noninterest-bearing demand deposits	1,719,003			1,702,543			1,582,720
Other liabilities	49,731			46,777			43,501

Total liabilities	4,947,781			4,983,376			5,027,857
Stockholders' equity	552,786			538,796			482,925

Total liabilities and stockholders' equity	$5,500,567			$5,522,172			$5,510,782

Net interest income		$67,680			$63,773			$65,738

Net interest rate spread			5.10%			4.68%			5.00%
Net interest margin			5.41%			5.00%			5.34%
Total deposits	4,534,878			4,582,269			4,627,689
All-in deposit cost(3)			0.32%			0.36%			0.52%

(1)
Includes nonaccrual loans and leases and loan fees.

(2)
The tax-equivalent yield on investment securities was 3.20% for March 31, 2012 and 2.88% for December 31, 2011; not applicable for March 31, 2011.

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

        The net interest margin has been impacted by the accelerated accretion of purchase discounts on covered loan payoffs and loans being placed on or removed from nonaccrual status. The effects of such items on the net interest margin are shown in the following table for the periods indicated:

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
Net interest margin as reported	5.41%	5.00%	5.34%
Less:
Accelerated accretion of purchase discounts on covered loan payoffs	0.20%	0.02%	0.22%
Nonaccrual loan interest	0.00%	0.01%	0.00%

Net interest margin as adjusted	5.21%	4.97%	5.12%

  First Quarter of 2012 Compared to Fourth Quarter of 2011

        Net interest income was $67.7 million for the first quarter of 2012 compared to $63.8 million for the fourth quarter of 2011. The $3.9 million increase was due to a $3.1 million increase in loan and lease interest income; such increase is attributed to a higher yield on average loans and leases and due mainly to the yield earned on PWE Finance's lease portfolio. Contributing to the increase in interest income was a reduction in interest expense of $420,000 due to lower rates on all interest-bearing deposits and lower average time deposits.

        Our net interest margin for the first quarter of 2012 was 5.41%, an increase of 41 basis points from the 5.00% reported for the fourth quarter of 2011. This increase was due mostly to an increase in loan and lease yield as the first quarter includes income on $146.4 million of average lease receivables with a 12% yield. The addition of the lease portfolio increased the net interest margin approximately 25 basis points, assuming such excess liquidity would have otherwise been deployed in investment securities. In addition, the net interest margin is impacted by the accelerated accretion of discounts on covered loan payoffs which increased the margin 18 basis points for the linked quarters. Average outstanding loans and leases were unchanged quarter over quarter.

        The yield on average loans and leases increased 44 basis points to 7.31% for the first quarter of 2012 from 6.87% for the fourth quarter of 2011. The addition of PWE Finance's lease portfolio increased the loan and lease yield 21 basis points and the accelerated accretion of discounts on covered loan payoffs increased the loan and lease yield 29 basis points.

        All-in deposit cost declined 4 basis points to 0.32%. The cost of interest-bearing deposits declined 6 basis points to 0.51% due to lower rates on interest-bearing deposits and a decline in average time deposits, which shifted the mix of deposits to lower cost interest checking, money market and savings deposits. Average time deposits declined $61.4 million during the first quarter of 2012 compared to the fourth quarter of 2011. The cost of total interest-bearing liabilities declined 3 basis points to 0.85% for the first quarter of 2012.

        In March 2012, the Company prepaid $18.6 million in fixed-rate subordinated debentures and $225.0 million in fixed-rate term FHLB advances. The resulting debt termination expense incurred was $22.6 million; the interest expense savings is estimated to be $6.8 million for the remainder of 2012 and $8.8 million annually through 2016. The Company used a combination of excess cash and collateralized overnight FHLB advances to repay these debt instruments. These repayments are expected to expand the net interest margin beginning in the second quarter by approximately 25 basis points from a combination of lower average earning assets and the reduced borrowing costs.

  First Quarter of 2012 Compared to First Quarter of 2011

        Net interest income was $67.7 million for the first quarter of 2012 compared to $65.7 million for the first quarter of 2011. The $2.0 million increase was due primarily to a $2.4 million decline in interest expense on deposits; such decline was due mainly to lower rates on all interest-bearing deposits and lower average time deposits. Contributing to the increase in net interest income was a $1.8 million increase in interest income on investment securities attributable to a higher average balance due to purchases, offset by a lower yield. Offsetting these factors which increased net interest income was a decline in interest income on loans of $2.0 million due to a lower average balance, offset by an increase in yield.

        The net interest margin grew 7 basis points to 5.41% for the first quarter of 2012 compared to 5.34% for the same period last year, due mostly to the decline in interest expense on deposits. The yield on average loans grew 53 basis points to 7.31% for the first quarter of 2012 from 6.78% from the first quarter of 2011, due to the addition of PWE Finance's higher yielding lease portfolio and the accelerated accretion of purchase discount on covered loan payoffs recorded in the first quarter of 2012.

        All-in deposit cost declined 20 basis points to 0.32%. The cost of interest-bearing deposits declined 28 basis points to 0.51% due to lower rates on interest-bearing deposits and a decline in average time deposits, which shifted the mix of deposits to lower cost interest checking, money market and savings deposits. Average time deposits declined $225.0 million during the first quarter of 2012 compared to the same period last year. Average noninterest-bearing demand deposits increased $136.3 million and represented 38% of total average deposits for the first quarter of 2012 compared to 34% for the first quarter of 2011. The cost of total interest-bearing liabilities declined 21 basis points to 0.85% for the first quarter of 2012.

  Provision for Credit Losses

        The following table sets forth the details of the provision for credit losses and allowance for credit losses data for the periods indicated:

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
	(Dollars in thousands)
Provision For Credit Losses:
Addition (reduction) to allowance for loan and lease losses	$(8,500)	$(2,045)	$7,800
Addition (reduction) to reserve for unfunded loan commitments	(1,500)	2,045	—

Total provision for non-covered loans and leases	(10,000)	—	7,800
Provision for covered loans	3,926	4,122	2,910

Total provision for credit losses	$(6,074)	$4,122	$10,710

Allowance for Credit Losses Data:
Net charge-offs on non-covered loans and leases	$2,046	$2,752	$7,889
Annualized net charge-offs to non-covered average loans and leases	0.29%	0.39%	1.03%
At Period End:
Allowance for loan and lease losses	$74,767	$85,313	$98,564
Allowance for credit losses	$81,737	$93,783	$104,239
Allowance for credit losses to non-covered loans and leases, net of unearned income	2.85%	3.34%	3.41%
Allowance for credit losses to non-covered nonaccrual loans and leases	169.7%	161.0%	135.6%

        Provisions for credit losses are charged to earnings as and when needed for both on and off balance sheet credit exposures. We have a provision for credit losses on our non-covered loans and leases and a provision for credit losses on our covered loans. The provision for credit losses on our non-covered loans and leases is based on our allowance methodology and is an expense, or contra-expense, that, in our judgment, is required to maintain the adequacy of the allowance for loan and lease losses and the reserve for unfunded loan commitments. Our allowance methodology reflects net charge-offs, the levels and trends of nonaccrual and classified loans and leases, and the migration of loans and leases into various risk classifications. The provision for credit losses on our covered loans reflects decreases in expected cash flows on covered loans compared to those previously estimated.

        The Company recorded a negative provision for credit losses of $6.1 million in the first quarter of 2012, compared to a provision for credit losses of $4.1 million for the fourth quarter of 2011 and $10.7 million for the first quarter of 2011. The provision related to non-covered loans was a $10.0 million negative provision for the first quarter of 2012; this compares to a zero provision for the fourth quarter of 2011 and a $7.8 million provision for the first quarter of 2011. Net non-covered loan charge-offs were $2.0 million for the first quarter of 2012; this compares to $2.8 million for the fourth quarter of 2011 and $7.9 million for the first quarter of 2011.

        The declining trend in credit loss provisions results from lower non-covered loan balances and improving credit quality, evidenced by lower nonaccrual and classified loan balances. Gross non-covered loans and leases declined $97.7 million when the acquired PWE Finance lease receivables are excluded. During the first quarter of 2012, nonaccrual loans and leases declined by $10.1 million, or 17%, to $48.2 million and classified loans and leases decreased by $39.7 million, or 21%, to $145.9 million. Nonaccrual loans and leases totaled $48.2 million, $58.3 million, and $76.8 million at March 31, 2012, December 31, 2011, and March 31, 2011, respectively. Classified loans and leases were $145.9 million, $185.6 million, and $207.0 million at March 31, 2012, December 31, 2011, and March 31, 2011, respectively.

        The allowance for credit losses on non-covered loans was $81.7 million as of March 31, 2012 and represented 2.85% of the non-covered loan balances at that date. This compares to an allowance for credit losses on non-covered loans of $93.8 million, or 3.34% of non-covered loans, as of December 31, 2011 and an allowance for credit losses on non-covered loans of $104.2 million, or 3.41% of non-covered loans, as of March 31, 2011.

        During the first quarter of 2012, we recorded a $3.9 million provision for credit losses on the covered loan portfolio based on a current analysis of covered loans, which indicated a decrease in expected cash flows from previous estimates. The provisions for credit losses on covered loans for the fourth quarter of 2011 and first quarter of 2011 were $4.1 million and $2.9 million, respectively. The FDIC absorbs 80% of losses on covered loans under the terms of our loss-sharing agreement.

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

  Noninterest Income

        The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
	(In thousands)
Service charges on deposit accounts	$3,353	$3,326	$3,558
Other commissions and fees	1,883	1,864	1,720
Gain on sale of loans and leases	990	—	—
Increase in cash surrender value of life insurance	365	337	379
FDIC loss sharing (expense) income, net	(3,579)	2,667	(1,170)
Other income	250	60	302

Total noninterest income	$3,262	$8,254	$4,789

        The following table presents the details of FDIC loss sharing income (expense), net for the periods indicated:

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
	(In thousands)
FDIC Loss Sharing Income, Net:
Gain (loss) on indemnification asset(1)	$(3,380)	$2,560	$3,417
Loan recoveries shared with FDIC	(839)	—	(2,271)
Net reimbursement from FDIC for covered OREO write-downs and sales	634	102	(2,322)
Other	6	5	6

Total FDIC loss sharing (expense) income, net	$(3,579)	$2,667	$(1,170)

(1)
Includes (a) increases related to covered loan loss provisions and (b) decreases for FDIC loss sharing asset amortization and write-offs for covered loans resolved or expected to be resolved at amounts higher than their carrying value.

  First Quarter of 2012 Compared to Fourth Quarter of 2011 and First Quarter of 2011

        Noninterest income for the first quarter of 2012 totaled $3.3 million compared to $8.3 million for the fourth quarter of 2011 and $4.8 million for the first quarter of 2011. The $5.0 million decline for the first quarter of 2012 compared to the prior quarter was due to lower net FDIC loss sharing income of $6.2 million, offset partially by a higher gain on sale of leases of $990,000, the latter item relating to PWE Finance's operations. The first quarter of 2012 includes net FDIC loss sharing expense of $3.6 million due to a higher level of write-downs and amortization of the FDIC loss sharing asset as the estimated amount of losses collectible from the FDIC decreased; this compares to net FDIC loss sharing income of $2.7 million in the fourth quarter of 2011 and net FDIC loss sharing expense of $1.2 million for the first quarter of 2011.

        The $1.5 million decline in noninterest income for the first quarter of 2012 compared to the same period last year was due primarily to a $2.4 million increase in net FDIC loss sharing expense, offset partially by a higher gain on sale of leases of $990,000 relating to PWE Finance's operations. The increase in net FDIC loss sharing expense reflects a higher level of write-downs and amortization of the FDIC loss sharing asset, offset partially by lower levels of recoveries of loans previously charged off and gains on sale of covered OREO.

  Noninterest Expense

        The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
	(Dollars in thousands)
Compensation	$24,187	$21,597	$21,929
Occupancy	7,288	7,137	6,983
Data processing	2,280	2,132	2,475
Other professional services	1,770	1,946	2,296
Business development	638	609	569
Communications	608	640	859
Insurance and assessments	1,293	1,590	2,337
Non-covered other real estate owned, net	1,821	1,714	703
Covered other real estate owned expense (income), net	822	226	(2,578)
Intangible asset amortization	1,735	1,836	2,307
Acquisition costs	25	600	—
Debt termination	22,598	—	—
Other expense	3,830	3,442	3,519

Total noninterest expense	$68,895	$43,469	$41,399

        The following tables present the components of OREO expense, net for the periods indicated:

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
	(In thousands)
Non-Covered OREO Expense:
Provision for losses	$752	$1,071	$382
Maintenance costs	1,027	665	473
Loss (gain) on sale	42	(22)	(152)

Total non-covered OREO expense, net	$1,821	$1,714	$703

Covered OREO Expense:
Provision for losses	$2,229	$912	$890
Maintenance costs	69	98	324
Gain on sale	(1,476)	(784)	(3,792)

Total covered OREO expense, net	$822	$226	$(2,578)

  First Quarter of 2012 Compared to Fourth Quarter of 2011

        Noninterest expense increased $25.4 million to $68.9 million during the first quarter of 2012 compared to $43.5 million for the fourth quarter of 2011. The increase was due mostly to $22.6 million in debt termination expense for the early repayment of $225.0 million of fixed-rate term FHLB advances and $18.6 million of fixed-rate subordinated debentures. Excluding the debt termination expense, noninterest expense increased $2.8 million, of which $2.3 million relates to the PWE Finance acquisition which closed on January 3, 2012. Compensation cost increased $3.5 million quarter-over-quarter when the fourth quarter of 2011 severance cost of $885,000 is excluded. The leasing company acquisition accounted for $1.6 million of that increase. The remainder of the compensation increase was attributable to higher payroll taxes due to the start of the new year and higher incentive compensation. Covered OREO costs increased due to higher write-downs of $1.3 million offset by higher gains on sales of $692,000. These increases were offset by declines in other professional services, insurance and assessments, and acquisition costs of approximately $1.0 million in total. Other professional services declined due to lower legal costs and insurance and assessments are lower as a result of the revised deposit insurance assessment formula.

        Noninterest expense includes the following non-cash items: (a) amortization of time-based restricted stock, which is included in compensation, and (b) intangible asset amortization. Amortization of restricted stock totaled $1.6 million, $1.4 million, and $2.0 million for the first quarter of 2012, fourth quarter of 2011, and first quarter of 2011, respectively. Intangible asset amortization totaled $1.7 million, $1.8 million, and $2.3 million for the first quarter of 2012, fourth quarter of 2011, and first quarter of 2011, respectively.

  First Quarter of 2012 Compared to First Quarter of 2011

        Noninterest expense grew $27.5 million for the first quarter of 2012 compared to the same period of 2011 due mostly to the $22.6 million in debt termination expense incurred during the first quarter of 2012. Excluding the debt termination expense, noninterest expense increased $4.9 million, of which $2.3 million relates to the PWE Finance acquisition which closed on January 3, 2012. Covered OREO costs increased $3.4 million due mainly to higher write-downs of $1.3 million and lower gains on sales of $2.3 million. Compensation cost increased $2.3 million, of which the leasing company acquisition accounted for $1.6 million, with the remainder due primarily to higher incentive compensation.

  Income Taxes

        The effective tax rate for the first quarter of 2012 was 35.2% compared to 43.2% for the fourth quarter of 2011 and 42.0% in the first quarter of 2011. The lower rate in the first quarter of 2012 resulted from a higher proportion of tax credits and tax exempt income to pre-tax income. The Company operates primarily in the Federal and California jurisdictions and the blended statutory tax rate for Federal and California is 42%.

Balance Sheet Analysis

  Total Gross Loans and Leases

        The following table presents the balance of our total gross loans and leases by portfolio segment and class as of the dates indicated:

	March 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$143,491	4%	$147,346	4%
SBA 504	57,560	2%	58,377	2%
Other	2,394,654	66%	2,513,099	69%

Total real estate mortgage	2,595,705	72%	2,718,822	75%

Real estate construction:
Residential	41,367	1%	39,190	1%
Commercial	118,128	3%	120,787	3%

Total real estate construction	159,495	4%	159,977	4%

Total real estate loans	2,755,200	76%	2,878,799	79%

Commercial:
Collateralized	442,145	12%	438,828	12%
Unsecured	69,284	2%	79,739	2%
Asset-based	147,181	4%	149,987	4%
SBA 7(a)	27,721	1%	28,995	1%

Total commercial	686,331	19%	697,549	19%

Leases	153,845	4%	—	—
Consumer	16,511	0%	24,446	1%
Foreign	18,752	1%	20,932	1%

Total gross loans and leases	$3,630,639	100%	$3,621,726	100%

        The following table presents the composition of our total real estate mortgage loan portfolio as of the dates indicated:

	March 31, 2012		December 31, 2011
Loan Category	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$383,975	14.8%	$401,249	14.8%
Retail	376,065	14.5%	401,166	14.7%
Office buildings	363,645	14.0%	367,841	13.5%
Owner-occupied	234,718	9.1%	251,144	9.2%
Hotel	146,422	5.7%	147,346	5.4%
Healthcare	132,850	5.1%	148,476	5.5%
Mixed use	60,267	2.3%	61,672	2.3%
Gas station	36,517	1.4%	39,716	1.5%
Self storage	75,565	2.9%	75,941	2.8%
Restaurant	24,162	0.9%	25,081	0.9%
Land acquisition/development	13,953	0.5%	14,015	0.5%
Unimproved land	13,880	0.5%	3,121	0.1%
Other	209,502	8.1%	223,039	8.2%

Total commercial real estate mortgage	2,071,521	79.8%	2,159,807	79.4%

Residential real estate mortgage:
Multi-family	329,128	12.7%	344,499	12.7%
Single family owner-occupied	121,094	4.7%	127,457	4.7%
Single family nonowner-occupied	34,687	1.3%	44,965	1.7%
HELOCs	39,275	1.5%	42,094	1.5%

Total residential real estate mortgage	524,184	20.2%	559,015	20.6%

Total gross real estate mortgage loans	$2,595,705	100.0%	$2,718,822	100.0%

        The following table presents the balance of our total gross loans and leases by portfolio segment and class, showing the non-covered and covered components, at the date indicated:

	March 31, 2012
	Total Loans		Non-Covered Loans		Covered Loans
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$143,491	4%	$143,491	5%	$—	—
SBA 504	57,560	2%	57,560	2%	—	—
Other	2,394,654	66%	1,695,001	59%	699,653	92%

Total real estate mortgage	2,595,705	72%	1,896,052	66%	699,653	92%

Real estate construction:
Residential	41,367	1%	25,454	1%	15,913	2%
Commercial	118,128	3%	92,850	3%	25,278	3%

Total real estate construction	159,495	4%	118,304	4%	41,191	5%

Total real estate loans	2,755,200	76%	2,014,356	70%	740,844	97%

Commercial:
Collateralized	442,145	12%	421,996	15%	20,149	3%
Unsecured	69,284	2%	68,543	2%	741	0%
Asset-based	147,181	4%	147,181	5%	—	—
SBA 7(a)	27,721	1%	27,721	1%	—	—

Total commercial	686,331	19%	665,441	23%	20,890	3%

Leases	153,845	4%	153,845	5%	—	—
Consumer	16,511	0%	15,826	1%	685	0%
Foreign	18,752	1%	18,752	1%	—	—

Total gross loans and leases	$3,630,639	100%	$2,868,220	100%	762,419	100%

Covered loans:
Discount					(66,312)
Allowance for loan losses					(35,810)

Covered loans, net					$660,297

  Non-Covered Loans and Leases

        The following table presents the balance of our non-covered loans and leases by portfolio segment and class as of the dates indicated:

	March 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$143,491	5%	$144,402	5%
SBA 504	57,560	2%	58,377	2%
Other	1,695,001	59%	1,779,685	63%

Total real estate mortgage	1,896,052	66%	1,982,464	70%

Real estate construction:
Residential	25,454	1%	17,669	1%
Commercial	92,850	3%	95,390	3%

Total real estate construction	118,304	4%	113,059	4%

Total real estate loans	2,014,356	70%	2,095,523	74%

Commercial:
Collateralized	421,996	15%	414,020	15%
Unsecured	68,543	2%	78,937	3%
Asset-based	147,181	5%	149,987	5%
SBA 7(a)	27,721	1%	28,995	1%

Total commercial	665,441	23%	671,939	24%

Leases	153,845	5%	—	—
Consumer	15,826	1%	23,711	1%
Foreign	18,752	1%	20,932	1%

Total gross non-covered loans and leases	$2,868,220	100%	$2,812,105	100%

        With the acquisition of PWE Finance on January 3, 2012, we added the class category of "leases." We are accounting for the leases in accordance with the accounting requirements for purchased non-impaired loans.

        The following table presents the composition of our non-covered real estate mortgage loan portfolio as of the dates indicated:

	March 31, 2012		December 31, 2011
Loan Category	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$352,033	18.6%	$367,494	18.5%
Retail	266,411	14.1%	286,691	14.5%
Office buildings	288,105	15.2%	290,074	14.6%
Owner-occupied	210,055	11.1%	226,307	11.4%
Hotel	143,491	7.6%	144,402	7.3%
Healthcare	117,440	6.2%	131,625	6.7%
Mixed use	52,510	2.8%	53,855	2.7%
Gas station	30,545	1.6%	33,715	1.7%
Self storage	23,036	1.2%	23,148	1.2%
Restaurant	21,670	1.1%	22,549	1.1%
Land acquisition/development	13,953	0.7%	14,015	0.7%
Unimproved land	12,137	0.6%	1,369	0.1%
Other	193,920	10.2%	206,504	10.4%

Total commercial real estate mortgage	1,725,306	91.0%	1,801,748	90.9%

Residential real estate mortgage:
Multi-family	95,263	5.0%	93,866	4.7%
Single family owner-occupied	33,749	1.8%	32,209	1.6%
Single family nonowner-occupied	8,314	0.4%	19,341	1.0%
HELOCs	33,420	1.8%	35,300	1.8%

Total residential real estate mortgage	170,746	9.0%	180,716	9.1%

Total gross non-covered real estate mortgage loans	$1,896,052	100.0%	$1,982,464	100.0%

        The largest subset of the "Other" commercial real estate mortgage category is for fixed base operators at airports with a balance of $39.4 million, or 20.3% of the total in "Other".

  Covered Loans

        The following table presents the composition of our covered loans as of the dates indicated:

	March 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$—	—	$2,944	0%
Other	699,653	92%	733,414	91%

Total real estate mortgage	699,653	92%	736,358	91%

Real estate construction:
Residential	15,913	2%	21,521	3%
Commercial	25,278	3%	25,397	3%

Total real estate construction	41,191	5%	46,918	6%

Commercial:
Collateralized	20,149	3%	24,808	3%
Unsecured	741	0%	802	0%

Total commercial	20,890	3%	25,610	3%

Consumer	685	0%	735	0%

Total gross covered loans	762,419	100%	809,621	100%

Discount	(66,312)		(75,323)
Allowance for loan losses	(35,810)		(31,275)

Covered loans, net	$660,297		$703,023

        The following table presents our gross covered real estate mortgage loan portfolio as of the dates indicated:

	March 31, 2012		December 31, 2011
Loan Category	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$31,942	4.6%	$33,755	4.6%
Retail	109,654	15.7%	114,475	15.5%
Office buildings	75,540	10.8%	77,767	10.6%
Owner-occupied	24,663	3.5%	24,837	3.4%
Hotel	2,931	0.4%	2,944	0.4%
Healthcare	15,410	2.2%	16,851	2.3%
Mixed use	7,757	1.1%	7,817	1.1%
Gas station	5,972	0.9%	6,001	0.8%
Self storage	52,529	7.5%	52,793	7.2%
Restaurant	2,492	0.4%	2,532	0.3%
Unimproved land	1,743	0.2%	1,752	0.2%
Other	15,582	2.2%	16,535	2.2%

Total commercial real estate mortgage	346,215	49.5%	358,059	48.6%

Residential real estate mortgage:
Multi-family	233,865	33.4%	250,633	34.1%
Single family owner-occupied	87,345	12.5%	95,248	12.9%
Single family nonowner-occupied	26,373	3.8%	25,624	3.5%
HELOCs	5,855	0.8%	6,794	0.9%

Total residential real estate mortgage	353,438	50.5%	378,299	51.4%

Total gross covered real estate mortgage loans	$699,653	100.0%	$736,358	100.0%

        The loans acquired in the Los Padres and Affinity acquisitions are covered by loss sharing agreements with the FDIC and we will be reimbursed for a substantial portion of any future losses. Through March 31, 2012, gross losses for Los Padres covered assets totaled $49.1 million and gross losses for Affinity covered assets totaled $148.5 million. Of this total of $197.6 million in losses, we have received payment from the FDIC of $152.7 million, which represented 80% of our losses, and we expect to receive $5.4 million for recently submitted claims.

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

  Allowance for Credit Losses on Non-Covered Loans and Leases

        The allowance for credit losses on non-covered loans and leases is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The allowance for credit losses on non-covered loans and leases relates only to loans and leases which are not subject to loss sharing agreements with the FDIC. The allowance for loan and lease losses is reported as a reduction of outstanding loan and lease balances and the reserve for unfunded loan commitments is included within other liabilities. Generally, as loans are funded, the amount of the commitment reserve applicable to such funded loans is transferred from the reserve for unfunded loan commitments to the allowance for loan and lease losses based on our allowance methodology. The following discussion is for non-covered loans and leases and the allowance for credit losses thereon. Refer to "Balance Sheet Analysis—Allowance for Credit Losses on Covered Loans" for the policy on covered loans.

        At March 31, 2012, the allowance for credit losses on non-covered loans and leases totaled $81.7 million, a $12.1 million decrease from the allowance at December 31, 2011, and was comprised of the allowance for loan and lease losses of $74.7 million and the reserve for unfunded loan commitments of $7.0 million. During the three months ended March 31, 2012, the Company recorded $2.0 million in net charge-offs and a negative provision for credit losses of $10.0 million.

        The allowance for loan and lease losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan and lease portfolio and other extensions of credit at the balance sheet date. The allowance is based upon a continuing review of the portfolio, past loan loss experience, current economic conditions which may affect the borrowers' ability to pay, and the underlying collateral value of the loans. Loans and leases which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan and lease losses and recoveries on loans and leases previously charged off are added to the allowance.

        The methodology we use to estimate the amount of our allowance for credit losses is based on both objective and subjective criteria. While some criteria are formula driven, other criteria are subjective inputs included to capture environmental and general economic risk elements which may trigger losses in the loan and lease portfolios, and to account for the varying levels of credit quality in the loan and lease portfolios of the entities we have acquired that have not yet been captured in our objective loss factors.

        Specifically, our allowance methodology contains three key elements: (i) amounts based on specific evaluations of impaired loans and leases; (ii) amounts of estimated losses on several pools of loans categorized by risk rating and loan type; and (iii) amounts for environmental and general economic factors that indicate probable losses were incurred but were not captured through the other elements of our allowance process.

        Impaired loans and leases are identified at each reporting date based on certain criteria and the majority of which are individually reviewed for impairment. Non-covered nonaccrual loans and leases with an unpaid principal balance over $250,000 and all performing restructured loans are reviewed individually for the amount of impairment, if any. Non-covered nonaccrual loans and leases with an unpaid principal balance of $250,000 or less are evaluated for impairment collectively. A loan or lease is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the agreement. We measure impairment of a loan based upon the fair value of the loan's collateral if the loan is collateral-dependent or the present value of cash flows, discounted at the loan's effective interest rate, if the loan is not collateral-dependent. The impairment amount on a collateral-dependent loan is charged-off to the allowance and the impairment amount on a loan that is not collateral-dependent is set up as a specific reserve. We measure impairment of a lease based upon the present value of the scheduled lease and lease residual cash flows, discounted at the lease's effective interest rate. Increased charge-offs or additions to specific reserves generally result in increased provisions for credit losses.

        Our loan and lease portfolio, excluding impaired loans and leases which are evaluated individually, is categorized into several pools for purposes of determining allowance amounts by pool. The pools we currently evaluate are: commercial real estate construction, residential real estate construction, SBA real estate, hospitality real estate, real estate other, commercial collateralized, commercial unsecured, SBA commercial, consumer, foreign, asset-based and leasing (due to the PWE Finance acquisition in January 2012). Within these loan pools, we then evaluate loans not adversely classified, which we refer to as "pass" credits, separately from adversely classified loans. The adversely classified loans are further grouped into three credit risk rating categories: "special mention," "substandard" and "doubtful," which we define as follows:

  •
  Special Mention: Loans and leases classified as special mention have a potential weakness that requires management's attention. If not addressed, these potential weaknesses may result in further deterioration in the borrower's ability to repay the loan.

  •
  Substandard: Loans and leases classified as substandard have a well-defined weakness or weaknesses that jeopardize the collection of the debt. They are characterized by the possibility that we will sustain some loss if the weaknesses are not corrected.

  •
  Doubtful: Loans and leases classified as doubtful have all the weaknesses as those classified as Substandard, with the additional trait that the weaknesses make collection or repayment in full highly questionable and improbable.

        In addition, we may refer to the loans and leases classified as "substandard" and "doubtful" together as "criticized loans." For additional information on classified loans, see Note 5, Loans and Lease, in the Notes to Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

        The allowance amounts for "pass" rated loans and leases and those loans and leases adversely classified, which are not reviewed individually, are determined using historical loss rates developed through migration analysis. The migration analysis is updated quarterly based on historic losses and movement of loans between ratings. As a result of this migration analysis and its quarterly updating, the decreases we experienced in both charge-offs and adverse classifications generally resulted in lower loss factors.

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

        Management believes that the allowance for loan and lease losses is adequate and appropriate for the known and inherent risks in our non-covered loan portfolio. In making its evaluation, management considers certain quantitative and qualitative factors including the Company's historical loss experience, the volume and type of lending conducted by the Company, the results of our credit review process, the levels of classified and criticized loans, the levels of impaired loans, including nonperforming loans performing restructured loans, regulatory policies, general economic conditions, underlying collateral values, and other factors regarding collectibility and impairment. To the extent we experience, for example, increased levels of documentation deficiencies, adverse changes in collateral values, or negative changes in economic and business conditions which adversely affect our borrowers, our classified loans may increase. Higher levels of classified loans generally result in higher allowances for loan losses.

        We recognize that the determination of the allowance for loan and lease losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform sensitivity analyses to provide insight regarding the impact adverse changes in credit risk ratings may have on our allowance for loan losses. The sensitivity analyses have inherent limitations and are based on various assumptions as of a point in time and, accordingly, it is not necessarily representative of the impact loan risk rating changes may have on the allowance for loan losses.

        At March 31, 2012, in the event that 1% of our non-covered loans and leases were downgraded one credit risk rating category for each category (e.g., 1% of the "pass" category moved to the "special mention" category, 1% of the "special mention" category moved to "substandard" category, and 1% of the "substandard" category moved to the "doubtful" category within our current allowance methodology), the allowance for credit losses would have increased by approximately $1.5 million. In the event that 5% of our non-covered loans and leases were downgraded one credit risk category, the allowance for credit losses would increase by approximately $7.6 million. Given current processes employed by the Company, management believes that the credit risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different conclusions that could be significant to the Company's financial statements. In addition, current credit risk ratings are subject to change as we continue to review loans within our portfolio and as our borrowers are impacted by economic trends within their market areas.

        Although we have established an allowance for loan and lease losses that we consider adequate, there can be no assurance that the established allowance for loan and lease losses will be sufficient to offset losses on loans and leases in the future. Management also believes that the reserve for unfunded loan commitments is adequate. In making this determination, we use the same methodology for the reserve for unfunded loan commitments as we do for the allowance for loan and lease losses and consider the same quantitative and qualitative factors, as well as an estimate of the probability of advances of the commitments correlated to their credit risk rating.

        The following table presents information regarding the allowance for credit losses on non-covered loans and leases as of the dates indicated:

	March 31, 2012	December 31, 2011	March 31, 2011
	(Dollars in thousands)
Allowance for loan and lease losses	$74,767	$85,313	$98,564
Reserve for unfunded loan commitments	6,970	8,470	5,675

Total allowance for credit losses	$81,737	$93,783	$104,239

Allowance for credit losses to loans and leases, net of unearned income	2.85%	3.34%	3.41%
Allowance for credit losses to nonaccrual loans and leases	169.7%	161.0%	135.6%
Allowance for credit losses to nonperforming assets	86.6%	87.9%	83.2%

        The following table presents the changes in our allowance for credit losses on non-covered loans and leases for the periods indicated:

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
	(In thousands)
Allowance for credit losses, beginning of period	$93,783	$96,535	$104,328
(Negative provision) provision for credit losses	(10,000)	—	7,800
Net charge-offs	(2,046)	(2,752)	(7,889)

Allowance for credit losses, end of period	$81,737	$93,783	$104,239

        The following table presents the changes in our allowance for loan and lease losses on non-covered loans and leases for the periods indicated:

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
	(Dollars in thousands)
Allowance for loan and lease losses, beginning of period	$85,313	$90,110	$98,653
Loans charged off:
Real estate mortgage	(2,190)	(321)	(1,212)
Real estate construction	—	(1,048)	(4,645)
Commercial	(871)	(2,105)	(3,121)
Consumer	(199)	(43)	(160)

Total loans charged off	(3,260)	(3,517)	(9,138)

Recoveries on loans charged off:
Real estate mortgage	329	164	97
Real estate construction	10	4	92
Commercial	824	508	617
Consumer	31	19	411
Foreign	20	70	32

Total recoveries on loans charged off	1,214	765	1,249

Net charge-offs	(2,046)	(2,752)	(7,889)
(Negative provision) provision for loan and lease losses	(8,500)	(2,045)	7,800

Allowance for loan and lease losses, end of period	$74,767	$85,313	$98,564

Ratios(1):
Allowance for loan and lease losses to loans and leases, net (end of period)	2.61%	3.04%	3.22%
Allowance for loan and lease losses to nonaccrual loans and leases (end of period)	155.24%	146.43%	128.26%
Annualized net charge-offs to average loans and leases	0.29%	0.39%	1.03%

(1)
Ratios apply only to non-covered loans.

        The following table presents the changes in our reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
	(In thousands)
Reserve for unfunded loan commitments, beginning of period	$8,470	$6,425	$5,675
(Negative provision) provision	(1,500)	2,045	—

Reserve for unfunded loan commitments, end of period	$6,970	$8,470	$5,675

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

        The following table presents the changes in our allowance for credit losses on covered loans for the periods indicated:

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
	(In thousands)
Allowance for credit losses on covered loans, beginning of period	$31,275	$29,291	$33,264
Provision	3,926	4,122	2,910
Recoveries (charge-offs), net	609	(2,138)	(6,736)

Allowance for credit losses on covered loans, end of period	$35,810	$31,275	$29,438

  Non-Covered Nonperforming Assets and Performing Restructured Loans

        The following table presents non-covered nonperforming assets and performing restructured loans information as of the dates indicated:

	March 31, 2012	December 31, 2011	March 31, 2011
	(Dollars in thousands)
Nonaccrual loans and leases(1)	$48,162	$58,260	$76,849
Other real estate owned(1)	46,206	48,412	48,367

Total nonperforming assets	$94,368	$106,672	$125,216

Performing restructured loans(1)	$110,062	$116,791	$71,669
Nonaccrual loans and leases to loans and leases, net of unearned income(1)	1.68%	2.07%	2.51%
Nonperforming assets ratio(1)(2)	3.24%	3.73%	4.03%

(1)
Excludes covered loans and covered OREO from the Los Padres and Affinity acquisitions.

(2)
Nonperforming assets ratio is calculated as nonperforming assets divided by the sum of total loans and leases and OREO.

        Non-covered nonperforming assets include non-covered nonaccrual loans and leases and non-covered OREO and totaled $94.4 million at March 31, 2012 compared to $106.7 million at December 31, 2011. The $12.3 million decline in non-covered nonperforming assets is due to reductions of $10.1 million and $2.2 million in nonaccrual loans and leases and OREO, respectively. The non-covered nonperforming assets ratio decreased to 3.24% at March 31, 2012 from 3.73% at December 31, 2011.

  Nonaccrual Loans and Leases

        The $10.1 million decline in non-covered nonaccrual loans and leases during the first quarter was attributable to (a) foreclosures of $1.8 million, (b) other reductions, payoffs and returns to accrual status of $12.1 million, (c) charge-offs of $2.5 million, and (d) additions of $6.3 million.

        The following table presents our non-covered nonaccrual loans and leases and accruing loans and leases past due between 30 and 89 days by portfolio segment and class as of the dates indicated:

	Nonaccrual Loans and Leases(1)
					Accruing and 30 - 89 Days Past Due(1)
	March 31, 2012		December 31, 2011
	Amount	% of Loan Category	Amount	% of Loan Category	March 31, 2012 Amount	December 31, 2011 Amount
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$7,165	5.0%	$7,251	5.0%	$—	$—
SBA 504	2,354	4.1%	2,800	4.8%	1,165	—
Other	14,171	0.8%	21,286	1.2%	973	13,237

Total real estate mortgage	23,690	1.2%	31,337	1.6%	2,138	13,237

Real estate construction:
Residential	1,075	4.2%	1,086	6.1%	—	—
Commercial	4,524	4.9%	6,194	6.5%	—	2,290

Total real estate construction	5,599	4.7%	7,280	6.4%	—	2,290

Commercial:
Collateralized	8,030	1.9%	8,186	2.0%	478	593
Unsecured	2,608	3.8%	3,057	3.9%	—	4
Asset-based	88	0.1%	14	0.0%	—	—
SBA 7(a)	7,416	26.8%	7,801	26.9%	252	434

Total commercial	18,142	2.7%	19,058	2.8%	730	1,031

Leases	233	0.2%	—		—	—
Consumer	498	3.1%	585	2.5%	220	31

Total non-covered loans and leases	$48,162	1.7%	$58,260	2.1%	$3,088	$16,589

(1)
Excludes covered loans acquired from the Los Padres and Affinity acquisitions.

        The following lending relationships, excluding SBA-related loans, were on nonaccrual status at March 31, 2012:

March 31, 2012 Nonaccrual Amount	Description
(In thousands)
7,165	Two loans, each secured by a hotel in San Diego County, California. The borrower is paying according to the restructured terms of each loan.(1)
3,726	Four loans, each secured by an industrial warehouse building in Riverside County, California. The borrower is paying according to the restructured terms of each loan.(1)
3,442	This loan is unsecured. The borrower is paying according to the restructured terms of the loan.(1)
2,476	This loan is secured by a strip retail center in Riverside County, California. The borrower is paying according to the restructured terms of the loan.(1)
1,963	This loan is secured by a multi-tenant industrial building in Riverside County, California. The borrower is not paying currently.(1)
1,875	This loan is unsecured and has a specific reserve for 95% of the balance. The borrower is paying according to the restructured terms of the loan.(1)
1,725	This loan is secured by a single family residence in Riverside County, California. The borrower is not paying currently.
1,701	Two unsecured loans which are fully reserved. The borrower is not paying currently.(1)
1,469	This loan is secured by a medical-related office building in Los Angeles County, California. The borrower is paying according to the restructured terms of the loan.(1)
1,425	This loan is secured by a retail/industrial building in Riverside County, California. The borrower is paying according to the restructured terms of the loan.(1)

$26,967	Total

(1)
On nonaccrual status at December 31, 2011.

  OREO

        Non-covered OREO declined $2.2 million during the first quarter of 2012 due mainly to sales of $3.9 million, offset partially by foreclosures of $1.8 million.

        The following table presents the components of non-covered OREO by property type as of the dates indicated:

Property Type	March 31, 2012	December 31, 2011	March 31, 2011
	(Dollars in thousands)
Commercial real estate	$20,885	$23,003	$18,674
Construction and land development	25,321	24,788	27,191
Single family residence	—	621	2,502

Total non-covered OREO	$46,206	$48,412	$48,367

  Performing Restructured Loans

        Non-covered performing restructured loans declined by $6.7 million during the first quarter of 2012 to $110.1 million at March 31, 2012. The decline was attributable primarily to $13.4 million in loans that were paid off and $2.2 million in loans transferred to nonaccrual status, offset partially by one loan for $9.4 million that was transferred from nonaccrual status. At March 31, 2012, we had

$81.3 million in real estate mortgage loans, $24.4 million in real estate construction loans, and $4.4 million in commercial loans that were accruing interest under the terms of troubled debt restructurings.

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

        The following table presents a summary of covered loans that would be considered nonaccrual except for the accounting requirements regarding acquired impaired loans and other real estate owned covered by the loss sharing agreement ("covered nonaccrual loans" and "covered OREO"; collectively, "covered nonperforming assets") as of the dates indicated:

	March 31, 2012	December 31, 2011	March 31, 2011
	(In thousands)
Covered nonaccrual loans	$140,555	$152,062	$153,085
Covered OREO	29,888	33,506	42,117

Total covered nonperforming assets	$170,443	$185,568	$195,202

Covered performing restructured loans	$16,652	$16,047	$12,492

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

        At March 31, 2012, we had $189.9 million of commercial real estate mortgage loans maturing over the next 12 months. In the event we refinance any of these loans because the borrowers are unable to obtain financing elsewhere due to the inability of banks in our market area to make loans, such loans may be considered troubled debt restructurings even though they were performing throughout their terms. Higher levels of troubled debt restructurings may lead to increased classified assets and credit loss provisions.

  Deposits

        The following table presents the balance of each major category of deposits at the dates indicated:

	March 31, 2012		December 31, 2011
Deposit Category	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$1,785,678	39%	$1,685,799	37%
Interest checking deposits	516,360	11	500,998	11
Money market deposits	1,170,960	26	1,265,282	28
Savings deposits	163,102	4	157,480	3

Total core deposits	3,636,100	80	3,609,559	79

Time deposits under $100,000	310,007	7	324,521	7
Time deposits $100,000 and over	610,563	13	643,373	14

Total time deposits	920,570	20	967,894	21

Total deposits	$4,556,670	100%	$4,577,453	100%

        Total deposits declined $20.8 million during the first quarter to $4.6 billion at March 31, 2012. Core deposits grew $26.5 million during the first quarter with increases of $99.9 million, $15.3 million, and $5.6 million in noninterest-bearing demand deposits, interest checking deposits and savings deposits, respectively, offset by a decline of $94.3 million in money market deposits. Core deposits totaled $3.6 billion, or 80% of total deposits, at March 31, 2012. Time deposits decreased $47.3 million during the first quarter to $920.6 million at March 31, 2012. Noninterest-bearing demand deposits were $1.8 billion at March 31, 2012 and represented 39% of total deposits at that date.

        The following table summarizes the maturities of time deposits as of the date indicated:

	March 31, 2012
Maturity	Time Deposits Under $100,000	Time Deposits $100,000 or More	Total Time Deposits	Rate
	(In thousands)
Due in three months or less	$57,671	$119,634	$177,305	0.65%
Due in over three months through six months	37,577	64,326	101,903	0.54%
Due in over six months through twelve months	75,283	118,986	194,269	1.39%
Due in over twelve months	139,476	307,617	447,093	1.61%

Total	$310,007	$610,563	$920,570	1.26%

Regulatory Matters

  Capital

        Actual capital amounts and ratios for the Company and the Bank as of March 31, 2012 are presented in the following table. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are deducted from regulatory capital. At March 31, 2012, such amount was $6.4 million for the Company and $3.1 million for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future.

	March 31, 2012
	Well Capitalized Requirement	Pacific Western Bank	PacWest Bancorp Consolidated
Tier 1 leverage capital ratio	5.00%	9.76%	10.15%
Tier 1 risk-based capital ratio	6.00%	14.60%	15.16%
Total risk-based capital ratio	10.00%	15.87%	16.43%
Tangible common equity ratio	N/A	10.35%	8.86%

  Subordinated Debentures

        The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities, which totaled $105.0 million at March 31, 2012. The Company includes in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less goodwill, net of any related deferred income tax liability. At March 31, 2012, the amount of trust preferred securities included in Tier I capital was $105.0 million. While our existing trust preferred securities are grandfathered under the Dodd-Frank Wall Street Reform and Consumer Protection Act that was enacted in July 2010, new issuances will not qualify as Tier 1 capital.

  Dividends on Common Stock and Interest on Subordinated Debentures

        Notification to the FRB is required prior to our declaring and paying a dividend to our stockholders during any period in which our quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount. Interest payments made by the Company on subordinated debentures are considered dividend payments under FRB regulations. This notification requirement is included in regulatory guidance regarding safety and soundness surrounding capital and includes other non-financial measures such as asset quality and credit concentrations. Should the FRB object to our dividend payments, we would be precluded from paying interest on our subordinated debentures. Payments would not commence until approval is received or we no longer need to provide notice under applicable guidance.

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

        The Company manages its liquidity by maintaining pools of liquid assets on-balance sheet, consisting of cash and due from banks, interest-earning deposits in other financial institutions and unpledged investment securities available-for-sale, which we refer to as our primary liquidity. In addition, we also maintain available borrowing capacity under secured borrowing lines with the FHLB and the FRB, which we refer to as our secondary liquidity. In addition to its secured lines of credit, the Company also maintains unsecured lines of credit, subject to availability, of $45.0 million with correspondent banks for purchase of overnight funds.

        The following table provides a summary of the Bank's primary and secondary liquidity levels at the dates indicated:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Primary Liquidity—On-Balance Sheet:
Cash	$99,471	$92,342
Interest-earning deposits at financial institutions	34,290	203,275
Investment securities available-for-sale	1,380,878	1,326,358
Less pledged securities	(71,960)	(69,623)

Total primary liquidity	$1,442,679	$1,552,352

Ratio of primary liquidity to total deposits	31.7%	33.9%

Secondary Liquidity—Off-Balance Sheet Available
Secured Borrowing Capacity:
Total secured borrowing capacity with the FHLB	$1,224,806	$1,273,927
Less secured letters of credit outstanding	(2,002)	(2,002)
Less secured advances outstanding	(179,500)	(225,000)

Net secured borrowing capacity with the FHLB	1,043,304	1,046,925
Secured credit line with the FRB	375,405	347,407

Total secondary liquidity	$1,418,709	$1,394,332

        During the three months ended March 31, 2012, the Company's primary liquidity decreased $109.7 million. Liquidity decreased during the period because of the acquisition of PWE Finance in January 2012, which utilized $163.7 million of cash, and because of the $45.5 million reduction in secured FHLB advances. These decreases were partially offset by a $54.5 million increase in investment securities available-for-sale. Our total liquidity and the ratio of primary liquidity to total deposits remain at historically high levels even after the decreases during the current quarter. We expect to continue to maintain higher levels of on-balance sheet liquidity during the remainder of 2012 compared to historical levels until we are able to effectively increase loan portfolio balances. At March 31, 2012, our FHLB advances were secured by all of our loans and leases under a blanket lien. However, $2.6 billion of loans were specifically pledged as collateral for the secured borrowing lines maintained with the FHLB and the FRB.

        In addition to our primary liquidity, we generate liquidity from cash flow from our amortizing loan portfolio and from our large base of core customer deposits, defined as non-interest bearing demand, interest checking, savings and money market accounts. At March 31, 2012, such deposits totaled $3.6 billion and represented 80% of the Company's total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long lasting relationships and stable funding sources. During the three months ended March 31, 2012, total core deposits increased $26.5 million, mainly in non-interest bearing demand deposits from our small to medium sized business customer base. Some of the growth in our core deposits is attributed to businesses having a tendency to maintain higher cash balances because of current economic conditions and low rate investment alternatives. Deposits from our customers may decline if interest rates increase significantly or if corporate customers move funds from the Company generally. In order to address the Company's liquidity risk as deposit balances may fluctuate, the Company maintains adequate levels of available liquidity.

        The following table provides a summary of the Bank's core deposits at the dates indicated:

	March 31, 2012	December 31, 2011
	(In thousands)
Core Deposits:
Non-interest bearing demand	$1,785,678	$1,685,799
Interest checking	516,360	500,998
Money market deposits	1,170,960	1,265,282
Savings deposits	163,102	157,480

Total core deposits	$3,636,100	$3,609,559

        Our asset/liability policy establishes various liquidity guidelines for the Company. The policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits), Coverage and Crisis Coverage Ratios (measurements of liquid assets to expected short-term liquidity required for the loan and deposit portfolios under normal and stressed conditions), Loan to Funding Ratio, Wholesale Funding Ratio, and other guidelines developed for measuring and maintaining liquidity. As of March 31, 2012, the Company was in compliance with all liquidity guidelines established in the ALCO policy.

        We may use large denomination brokered time deposits, the availability of which is uncertain and subject to competitive market forces, for liquidity management purposes. At March 31, 2012, the Bank had none of these brokered deposits. In addition, we have $37.4 million of customer deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our participating customers' deposits.

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

        Dividends paid by state banks, such as Pacific Western, are regulated by the California Department of Financial Institutions ("DFI") under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the three months ended March 31, 2012, PacWest received $8.0 million in dividends from the Bank. For the foreseeable future, any dividends from the Bank to the Company require DFI approval.

        At March 31, 2012, the Company had, on a stand-alone basis, approximately $13.0 million in cash on deposit at the Bank. Management believes that this amount of cash, along with anticipated dividends from the Bank, will be sufficient to fund the Company's 2012 cash flow needs.

  Contractual Obligations

        The following table presents the known contractual obligations of the Company as of the date indicated:

	March 31, 2012
	Due Within One Year	Due in One to Three Years	Due in Three to Five Years	Due After Five Years	Total
	(Dollars in thousands)
Time deposits	$473,477	$407,989	$38,997	$107	$920,570
Debt obligations	179,747	9,990	3,367	108,250	301,354
Operating lease obligations	16,040	27,674	17,363	13,021	74,098
Other contractual obligations	8,850	8,259	1,712	—	18,821

Total	$678,114	$453,912	$61,439	$121,378	$1,314,843

        Time deposits include brokered deposits of $37.4 million of customer deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits.

        Long-term debt obligations include $108.3 million of subordinated debentures. Debt obligations are also discussed in Note 8, Borrowings, Subordinated Debentures and Brokered Deposits, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)." Operating lease obligations are discussed in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. The other contractual obligations relate to our minimum liability associated with our data and item processing contract with a third-party provider and commitments to contribute capital to investments in low income housing project partnerships.

        We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity, and continued deposit gathering activities. We believe we have in place various borrowing mechanisms for both short-term and long-term liquidity needs.

Off-Balance Sheet Arrangements

        Our obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded. At March 31, 2012, our loan-related commitments, including standby letters of credit, totaled $719.4 million. The commitments, which result in funded loans, increase our profitability through net interest income. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources have been and are expected to be sufficient to meet the cash requirements of our lending activities.

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

        Market risk sensitive instruments are generally defined as derivatives and other financial instruments, which include investment securities, loans, deposits, and borrowings. At March 31, 2012, we had not used any derivatives to alter our interest rate risk profile or for any other reason. However, both the repricing characteristics of our fixed rate loans and floating rate loans and the significant percentage of noninterest-bearing deposits compared to interest-earning assets may influence our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, interest-bearing deposits in financial institutions, Federal Home Loan Bank stock, investment securities, deposits, borrowings and subordinated debentures.

        We measure our interest rate risk position on at least a quarterly basis using two methods: (i) net interest income simulation analysis, and (ii) market value of equity modeling. The results of these analyses are reviewed by the Executive ALM Committee and the Board ALCO quarterly. If hypothetical changes to interest rates cause changes to our simulated net present value of equity and/or net interest income outside our pre-established limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits.

        We evaluated the results of our net interest income simulation and market value of equity models prepared as of March 31, 2012, the results of which are presented below. Our net interest income simulation indicates that our balance sheet is liability sensitive as rising interest rates would result in a decline in our net interest margin. This profile is primarily a result of (a) the increased origination of fixed rate loans and variable rate loans with initial fixed rate terms over the last several years and (b) declining floating rate construction loans. Our market value of equity model indicates an asset sensitive profile in the up 100 basis points scenario, switching to liability sensitive in the up 200 and up 300 basis point scenarios. An asset sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated market value of equity, while a liability sensitive profile would suggest that our estimated market value of equity would decrease when rates increase. In general, we view the net interest income model results as more relevant to the Company's current operating profile and manage our balance sheet based on this information. Given the historically low market interest rates as of March 31, 2012, the "down" scenarios at March 31, 2012 are not considered meaningful and are excluded from the following discussion.

  Net Interest Income Simulation

        We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of March 31, 2012. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

        This analysis calculates the difference between net interest income forecasted using both increasing and decreasing interest rate scenarios and net interest income forecasted using a base market interest rate derived from the U.S. Treasury yield curve at March 31, 2012. In order to arrive at the base case, we extend our balance sheet at March 31, 2012 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products' pricing as of March 31, 2012. Based on such repricings, we calculate an estimated net interest income and net interest margin.

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

        The following table presents as of March 31, 2012, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points.

Interest Rate Scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$255,782	(5.6)%	5.07%	(0.29)%
Up 200 basis points	$257,793	(4.8)%	5.11%	(0.25)%
Up 100 basis points	$261,373	(3.5)%	5.18%	(0.18)%
BASE CASE	$270,914	—	5.36%	—
Down 100 basis points	$263,403	(2.8)%	5.22%	(0.14)%
Down 200 basis points	$259,960	(4.0)%	5.15%	(0.21)%
Down 300 basis points	$257,743	(4.9)%	5.11%	(0.25)%

        The net interest income simulation model prepared as of March 31, 2012 suggests our balance sheet is liability sensitive. Liability sensitivity indicates that in a rising interest rate environment, our net interest margin would decrease. Due to the historically low market interest rates as of March 31, 2012 the "down" scenarios are not considered meaningful and are excluded from the following discussion. The liability sensitive profile is due mostly to the mix of fixed rate loans to total loans in the loan portfolio relative to our amount of interest-bearing deposits that would reprice as interest rates change. Although $1.7 billion of the $3.5 billion of total loans in the portfolio have variable interest rate terms, only $567.3 million of those variable rate loans will reprice within 12 months. The remaining variable rate loans will behave as if they have fixed rates in the short run because of the effect of interest rate floors and hybrid ARM loan pricing structures of mini-perm commercial real estate loans, which generally contain initial fixed rate terms ranging from three to five years before becoming variable rate.

        In comparing the March 31, 2012 simulation results to December 31, 2011, our profile has remained relatively unchanged while our overall estimated net interest income has increased for all scenarios. The increase in the simulated net interest income is a result of higher earning assets due to the PWE Finance acquisition.

  Market Value of Equity

        We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as the market value of equity, using a simulation model. This simulation model assesses the changes in the market value of our interest sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease in market interest rates of 100, 200 and 300 basis points. This analysis assigns significant value to our noninterest-bearing deposit balances. The projections are by their nature forward looking and therefore inherently uncertain, and include various assumptions regarding cash flows and interest rates. This model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at March 31, 2012.

        The following table shows the projected change in the market value of equity for the set of rate shocks presented as of March 31, 2012:

Interest Rate Scenario	Estimated Market Value	Dollar Change From Base	Percentage Change From Base	Percentage of Total Assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$677,996	$(62,534)	(8.4)%	12.4%	123.4%
Up 200 basis points	$729,803	$(10,727)	(1.4)%	13.4%	132.8%
Up 100 basis points	$750,939	$10,409	1.4%	13.8%	136.6%
BASE CASE	$740,530	—	—	13.6%	134.7%
Down 100 basis points	$681,024	$(59,506)	(8.0)%	12.5%	123.9%
Down 200 basis points	$681,465	$(59,065)	(8.0)%	12.5%	124.0%
Down 300 basis points	$681,849	$(58,681)	(7.9)%	12.5%	124.1%

        Base case market value of equity increased $33.3 million compared to December 31, 2011. The increase was due to a $30.2 million change in the fair value of borrowings (due to the repayment of the fixed-rate term FHLB advances and subordinated debentures) and a $3.4 million increase in shareholders' equity due to $5.3 million of net earnings for the quarter and a $4.3 million increase in the net unrealized gain on investments, partially offset by $6.5 million of dividends paid during the quarter.

        In comparing the March 31, 2012 simulation results to December 31, 2011, our base case estimated market value of equity has increased while our overall profile has changed from previously being asset sensitive in all scenarios to being asset sensitive in the up 100 basis point scenario and being liability sensitive in the up 200 and up 300 basis point scenarios. The change in the results in the current period resulted from the repayment of $225 million of fixed-rate term FHLB advances and the $18.6 million of fixed-rate subordinated debentures. By removing fixed-rate funding in the current period, market value of equity no longer benefits from the appreciation of these long-term fixed-rate liabilities in rising rate scenarios. The impact of the repayment of the fixed-rate term FHLB advances and subordinated debentures is offset by the impact of the assumed floors in the Company's base lending rate and the significant value placed on the Company's noninterest-bearing deposits for purposes of this analysis. Static balances of noninterest-bearing deposits do not impact the net interest income simulation, while at the same time the value of these deposits increases substantially in the market value of equity model when market rates are assumed to rise.

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

        The following table illustrates the volume and repricing characteristics of our balance sheet at March 31, 2012 over the indicated time intervals:

	Amounts Maturing or Repricing In
March 31, 2012	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Non-Interest Rate Sensitive	Total
	(Dollars in thousands)
ASSETS
Cash and deposits in financial institutions	$34,233	$57	$—	$—	$99,471	$133,761
Investment securities	18,319	24,283	6,579	1,375,599	—	1,424,780
Loans and leases, net of unearned income	1,081,311	374,262	1,345,337	760,480	—	3,561,390
Other assets	—	—	—	—	328,177	328,177

Total assets	$1,133,863	$398,602	$1,351,916	$2,136,079	$427,648	$5,448,108

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$—	$—	$—	$—	$1,785,678	$1,785,678
Interest-bearing demand, money market and savings	1,850,422	—	—	—	—	1,850,422
Time deposits	177,305	296,172	446,986	107	—	920,570
Borrowings	179,542	206	13,074	—	282	193,104
Subordinated debentures	108,250	—	—	—	—	108,250
Other liabilities	—	—	—	—	40,439	40,439
Stockholders' equity	—	—	—	—	549,645	549,645

Total liabilities and stockholders' equity	$2,315,519	$296,378	$460,060	$107	$2,376,044	$5,448,108

Period gap	$(1,181,656)	$102,224	$891,856	$2,135,972	$(1,948,396)
Cumulative interest-earning assets	$1,133,863	$1,532,465	$2,884,381	$5,020,460
Cumulative interest-bearing liabilities	$2,315,519	$2,611,897	$3,071,957	$3,072,064
Cumulative gap	$(1,181,656)	$(1,079,432)	$(187,576)	$1,948,396
Cumulative interest-earning assets to cumulative interest-bearing liabilities	49.0%	58.7%	93.9%	163.4%
Cumulative gap as a percent of:
Total assets	(21.7)%	(19.8)%	(3.4)%	35.8%

        All amounts are reported at their contractual maturity or repricing periods, except for $43.9 million in FHLB stock which is shown as a longer-term repricing investment because of the FHLB's suspended/reduced stock redemptions and dividend payments. This analysis makes certain assumptions as to interest rate sensitivity of savings and NOW accounts which have no stated maturity and have had minimal rate fluctuation in the past three years. Money market accounts are repriced at management's discretion and are generally more rate sensitive.

        The preceding table indicates that we had a negative one-year cumulative gap of $1.1 billion at March 31, 2012, an increase of $341.0 million from the $738.4 million negative one-year gap position at December 31, 2011. The growth in the negative gap was attributable to a reduction in one-year assets of $181.3 million and an increase in one-year liabilities of $159.7 million. The reduction in one-year assets was due mostly to the $169.0 million decline in interest-earning deposits in financial institutions, attributable to the purchase of PWE Finance for $35.0 million and the repayment of $128.7 million of its debt. The growth in one-year liabilities was due mostly to the $179.5 million in overnight FHLB advances which partially replaced the $225.0 million long-term FHLB advances that were prepaid in March 2012. Additionally, one-year time deposits increased by $53.3 million, offset by a decrease of $73.3 million in interest-bearing checking, money market and savings deposits.

        This negative one-year cumulative gap of $1.1 billion suggests that we are liability sensitive and if rates were to increase, our net interest margin would most likely decrease. Conversely, if rates were to decrease, our net interest margin would most likely increase. The ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year at March 31, 2012, is 58.7%. This one year gap position indicates that interest expense is likely to be affected to a greater extent than interest income for any changes in interest rates within one year from March 31, 2012.

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

ITEM 3.    Quantitative and Qualitative Disclosure about Market Risk

        Please see the section above titled "Asset/Liability Management and Interest Rate Sensitivity" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" which provides an update to our quantitative and qualitative disclosure about market risk. This analysis should be read in conjunction with text under the caption "Quantitative and Qualitative Disclosure About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2011, which text is incorporated herein by reference. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 regarding such forward-looking information.

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

 PART II—OTHER INFORMATION

ITEM 1.    Legal Proceedings

        In the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business. The outcome of such legal actions and the timing of ultimate resolution are inherently difficult to predict. In the opinion of management, based upon information currently available to us, any resulting liability, in addition to amounts already accrued, would not have a material adverse effect on the Company's financial statements of operations.

ITEM 1A.    Risk Factors

        There have been no material changes with respect to the risk factors described in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which Item 1A. is incorporated herein by reference.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Repurchases of Common Stock

        The following table presents stock purchases made during the first quarter of 2012:

Purchase Dates	Total Number of Shares Purchased(1)	Average Price Paid Per Share
January 1 - January 31, 2012	—	$—
February 1 - February 29, 2012	56,180	23.16
March 1 - March 31, 2012	—	—

Total	56,180	$23.16

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Earnings for the three months ended March 31, 2012, December 31, 2011, and March 31, 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012, December 31, 2011, and March 31, 2011, (iv) Condensed Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 2012, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (vi) the Notes to Condensed Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACWEST BANCORP
Date: May 10, 2012	/s/ VICTOR R. SANTORO
Victor R. Santoro Executive Vice President and Chief Financial Officer