Form 10-Q
period 2012-06-30
PACWEST BANCORP
filed 2012-08-09
CIK 1102112

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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

        As of August 1, 2012, there were 35,698,357 shares of the registrant's common stock outstanding, excluding 1,703,936 shares of unvested restricted stock.

PACWEST BANCORP AND SUBSIDIARIES

JUNE 30, 2012 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements (Unaudited)

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Par Value Data)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$97,499	$92,342
Interest-earning deposits in financial institutions	25,970	203,275

Total cash and cash equivalents	123,469	295,617

Securities available-for-sale, at fair value ($44,053 and $45,149 covered by FDIC loss sharing at June 30, 2012 and December 31, 2011, respectively)	1,351,701	1,326,358
Federal Home Loan Bank stock, at cost	41,736	46,106

Total investment securities	1,393,437	1,372,464

Non-covered loans and leases, net of unearned income	2,844,291	2,807,713
Allowance for loan and lease losses	(72,061)	(85,313)

Non-covered loans and leases, net	2,772,230	2,722,400
Covered loans, net	608,949	703,023

Total loans and leases, net	3,381,179	3,425,423

Other real estate owned, net ($31,090 and $33,506 covered by FDIC loss sharing at June 30, 2012 and December 31, 2011, respectively)	72,832	81,918
Premises and equipment, net	21,565	23,068
FDIC loss sharing asset	76,401	95,187
Cash surrender value of life insurance	67,595	67,469
Goodwill	62,008	39,141
Core deposit and customer relationship intangibles, net	16,943	17,415
Other assets	106,193	110,535

Total assets	$5,321,622	$5,528,237

LIABILITIES
Noninterest-bearing deposits	$1,872,459	$1,685,799
Interest-bearing deposits	2,718,870	2,891,654

Total deposits	4,591,329	4,577,453
Borrowings	15,546	225,000
Subordinated debentures	108,250	129,271
Accrued interest payable and other liabilities	40,849	50,310

Total liabilities	4,755,974	4,982,034

Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value; authorized 75,000,000 shares; 37,749,531 shares issued at June 30, 2012 and 37,542,287 at December 31, 2011 (includes 1,703,936 and 1,675,730 shares of unvested restricted stock, respectively)	377	375
Additional paid-in capital	1,074,996	1,084,691
Accumulated deficit	(535,517)	(556,338)
Treasury stock, at cost—347,238 and 287,969 shares at June 30, 2012 and December 31, 2011, respectively	(6,702)	(5,328)
Accumulated other comprehensive income	32,494	22,803

Total stockholders' equity	565,648	546,203

Total liabilities and stockholders' equity	$5,321,622	$5,528,237

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended			Six Months Ended June 30,
	June 30, 2012	March 31, 2012	June 30, 2011
				2012	2011
Interest income:
Loans and leases	$63,312	$64,752	$68,331	$128,064	$135,112
Investment securities	9,558	9,580	8,782	19,138	16,601
Deposits in financial institutions	20	68	83	88	140

Total interest income	72,890	74,400	77,196	147,290	151,853

Interest expense:
Deposits	3,336	3,604	5,518	6,940	11,474
Borrowings	293	1,925	1,763	2,218	3,507
Subordinated debentures	848	1,191	1,226	2,039	2,445

Total interest expense	4,477	6,720	8,507	11,197	17,426

Net interest income	68,413	67,680	68,689	136,093	134,427

Provision for credit losses:
Non-covered loans and leases	—	(10,000)	5,500	(10,000)	13,300
Covered loans	(271)	3,926	5,890	3,655	8,800

Total provision for credit losses	(271)	(6,074)	11,390	(6,345)	22,100

Net interest income after provision for credit losses	68,684	73,754	57,299	142,438	112,327

Noninterest income:
Service charges on deposit accounts	3,328	3,353	3,400	6,681	6,958
Other commissions and fees	2,095	1,883	1,980	3,978	3,700
Gain on sale of leases	403	990	—	1,393	—
Other-than-temporary impairment loss on covered security	(1,115)	—	—	(1,115)	—
Increase in cash surrender value of life insurance	295	365	368	660	747
FDIC loss sharing (expense) income, net	(102)	(3,579)	5,316	(3,681)	4,146
Other income	(33)	250	176	217	478

Total noninterest income	4,871	3,262	11,240	8,133	16,029

Noninterest expense:
Compensation	23,699	24,187	21,717	47,886	43,646
Occupancy	7,088	7,288	7,142	14,376	14,125
Data processing	2,258	2,280	2,129	4,538	4,604
Other professional services	2,378	1,770	2,505	4,148	4,801
Business development	581	638	595	1,219	1,164
Communications	626	608	834	1,234	1,693
Insurance and assessments	1,323	1,293	1,603	2,616	3,940
Non-covered other real estate owned, net	130	1,821	2,300	1,951	3,003
Covered other real estate owned expense (income), net	2,130	822	1,205	2,952	(1,373)
Intangible asset amortization	1,737	1,735	2,308	3,472	4,615
Acquisition costs	871	25	—	896	—
Debt termination	—	22,598	—	22,598	—
Other expense	4,764	3,830	4,200	8,594	7,719

Total noninterest expense	47,585	68,895	46,538	116,480	87,937

Earnings before income taxes	25,970	8,121	22,001	34,091	40,419
Income tax expense	(10,413)	(2,857)	(9,160)	(13,270)	(16,902)

Net earnings	$15,557	$5,264	$12,841	$20,821	$23,517

Earnings per share:
Basic	$0.42	$0.14	$0.35	$0.57	$0.64
Diluted	$0.42	$0.14	$0.35	$0.57	$0.64
Dividends declared per share	$0.18	$0.18	$0.01	$0.36	$0.02

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended			Six Months Ended June 30,
	June 30, 2012	March 31, 2012	June 30, 2011
				2012	2011
Net earnings	$15,557	$5,264	$12,841	$20,821	$23,517
Other comprehensive income related to securities available-for-sale:
Unrealized holding gains arising during the period	8,185	7,409	9,974	15,594	11,154
Income tax expense related to urealized holding gains arising during the period	(3,439)	(3,111)	(4,189)	(6,550)	(4,685)
Reclassification adjustment for loss included in net earnings	1,115	—	—	1,115	—
Income tax benefit related to reclassification adjustment	(468)	—	—	(468)	—

Other comprehensive income	5,393	4,298	5,785	9,691	6,469

Comprehensive income	$20,950	$9,562	$18,626	$30,512	$29,986

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in Thousands, Except Share Data)

(Unaudited)

	Six Months Ended June 30, 2012
	Common Stock
						Accumulated Other Comprehensive Income
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total
Balance, December 31, 2011	37,254,318	$375	$1,084,691	$(556,338)	$(5,328)	$22,803	$546,203
Net earnings	—	—	—	20,821	—	—	20,821
Other comprehensive income	—	—	—	—	—	9,691	9,691
Restricted stock awarded and earned stock compensation, net of shares forfeited	207,244	2	3,254	—	—	—	3,256
Restricted stock surrendered	(59,269)	—	—	—	(1,374)	—	(1,374)
Tax effect from vesting of restricted stock	—	—	156	—	—	—	156
Cash dividends paid ($0.36 per share)	—	—	(13,105)	—	—	—	(13,105)

Balance, June 30, 2012	37,402,293	$377	$1,074,996	$(535,517)	$(6,702)	$32,494	$565,648

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$20,821	$23,517
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	10,730	8,732
Provision for credit losses	(6,345)	22,100
Gain on sale of other real estate owned	(2,479)	(4,387)
Provision for losses on other real estate owned	5,786	4,734
Gain on sale of leases	(1,393)	—
Loss (gain) on sale of premises and equipment	160	(18)
Other-than-temporary impairment loss on covered security	1,115	—
Restricted stock amortization	3,256	4,392
Tax effect included in stockholders' equity of restricted stock vesting	(156)	183
Decrease (increase) in accrued and deferred income taxes, net	7,264	(5,428)
Decrease in FDIC loss sharing asset	18,786	13,446
Decrease in other assets	10,500	2,498
Decrease in accrued interest payable and other liabilities	(17,932)	(5,683)

Net cash provided by operating activities	50,113	64,086

Cash flows from investing activities:
Net cash used in acquisitions	(42,306)	—
Net decrease in loans and leases	204,368	275,593
Proceeds from sale of loans and leases	22,693	2,495
Securities available-for-sale:
Proceeds from maturities and paydowns	169,630	87,735
Purchases	(186,387)	(262,173)
Net redemptions of FHLB stock	4,370	4,449
Proceeds from sales of other real estate owned	26,213	37,559
Purchases of premises and equipment, net	(1,827)	(3,398)
Proceeds from sales of premises and equipment	691	21

Net cash provided by investing activities	197,445	142,281

Cash flows from financing activities:
Net increase (decrease) in deposits:
Noninterest-bearing	186,660	133,848
Interest-bearing	(172,784)	(297,051)
Restricted stock surrendered	(1,374)	(302)
Tax effect included in stockholders' equity of restricted stock vesting	156	(183)
Net decrease in borrowings	(225,220)	—
Redemption of subordinated debentures	(18,558)	—
Repayment of acquired debt	(175,481)	—
Cash dividends paid	(13,105)	(726)

Net cash used in financing activities	(419,706)	(164,414)

Net (decrease) increase in cash and cash equivalents	(172,148)	41,953
Cash and cash equivalents, beginning of period	295,617	108,552

Cash and cash equivalents, end of period	$123,469	$150,505

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,778	$17,623
Cash paid for income taxes	6,229	22,315
Loans transferred to other real estate owned	19,721	48,513
Goodwill resolution included in FDIC loss sharing asset	—	7,636

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

        Pacific Western is a full-service commercial bank offering a broad range of banking products and services including: accepting demand, money market, and time deposits; originating loans, including commercial, real estate construction, SBA guaranteed and consumer loans; originating equipment finance leases; and providing other business-oriented products. Our operations are primarily located in Southern California extending from California's Central Coast to San Diego County; we also operate three banking offices in the San Francisco Bay area, a leasing operation based in Utah, and asset-based lending operations based in Arizona as well as San Jose and Santa Monica, California. The Bank focuses on conducting business with small to medium sized businesses in our marketplace and the owners and employees of those businesses. The majority of our loans are secured by the real estate collateral of such businesses. Our asset-based lending function operates in Arizona, California, Texas, Colorado, Minnesota, and the Pacific Northwest, and includes the operations of Celtic Capital Corporation, or Celtic, acquired April 3, 2012. Our equipment leasing function, added through the acquisition of Pacific Western Equipment Finance ("Equipment Finance" or "EQF") on January 3, 2012, has lease receivables in 45 states.

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

        We have completed 24 acquisitions since May 2000, including Celtic and EQF. See Note 2, Aquisitions, for more information about the Celtic and EQF acquisitions and Note 15, Subsequent Events, for information regarding the acquisition of American Perspective Bank, which closed on August 1, 2012.

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

        Management made significant estimates and exercised significant judgment in estimating fair values and accounting for the acquired assets and assumed liabilities in the EQF and Celtic acquisitions.

NOTE 2—ACQUISITIONS

  Marquette Equipment Finance Acquisition

        On January 3, 2012, Pacific Western Bank completed the acquisition of Marquette Equipment Finance (later renamed Pacific Western Equipment Finance, which we refer to as Equipment Finance or EQF), an equipment leasing company located in Midvale, Utah. Pacific Western Bank acquired all of the capital stock of EQF for $35 million in cash. The acquisition diversified the Company's loan portfolio, expanded the Company's product lines, and deployed excess liquidity into higher yielding assets.

        At January 3, 2012, EQF had $162.2 million in gross leases and leases in process outstanding, with no leases on nonaccrual status. In addition, Pacific Western Bank assumed $154.8 million in outstanding debt and other liabilities, which included $128.7 million payable to EQF's former parent. Pacific Western Bank repaid EQF's intercompany debt on the closing date from its excess liquidity on deposit at the Federal Reserve Bank. EQF operates as a division of Pacific Western Bank and at June 30, 2012, had $166.1 million in gross leases and leases in process outstanding.

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

        At April 3, 2012, Celtic had approximately $56 million in gross loans outstanding. In addition, Pacific Western Bank assumed $47 million in outstanding debt, which was repaid on the closing date. Celtic operates under the name Celtic Capital Corporation as a subsidiary of Pacific Western Bank and at June 30, 2012, had $60.6 million in gross loans outstanding.

        We completed the following acquisitions during the time period of January 1, 2012 to June 30, 2012, using the acquisition method of accounting, and accordingly, the operating results of the acquired

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 2—ACQUISITIONS (Continued)

entities have been included in our consolidated financial statements from their respective dates of acquisition. The balance sheets are presented at fair value as of their respective acquisition dates:

	Acquisition and Date Acquired
	Celtic Capital Corporation	Pacific Western Equipment Finance
	April 2012	January 2012
	(In thousands)
Assets Acquired:
Cash and cash equivalents	$3,602	$7,092
Loans and leases	54,433	142,989
Leases in process	—	19,162
Customer relationship intangible	1,300	1,700
Other intangible assets	670	1,420
Goodwill	5,864	17,003
Other assets	421	467

Total assets acquired	$66,290	$189,833

Liabilities Assumed:
Borrowings from parent	$—	$128,677
Other borrowings	46,804	15,839
Accrued interest payable and other liabilities	1,486	10,317

Total liabilities assumed	$48,290	$154,833

Cash consideration paid	$18,000	$35,000

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The following table presents the changes in the carrying amount of goodwill for the period indicated:

Goodwill
(In thousands)
Balance, December 31, 2011	$39,141
Tax deductible addition from the EQF acquisition	17,003

Balance, March 31, 2012	56,144
Non tax deductible addition from the Celtic acquisition	5,864

Balance, June 30, 2012	$62,008

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

        The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2012	March 31, 2012	June 30, 2011
				2012	2011
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$60,972	$67,100	$76,319	$67,100	$76,319
Additions	1,300	1,700	—	3,000	—
Fully amortized portion	—	(7,828)	(2,690)	(7,828)	(2,690)

Balance, end of period	62,272	60,972	73,629	62,272	73,629

Accumulated Amortization:
Balance, beginning of period	(43,592)	(49,685)	(52,783)	(49,685)	(50,476)
Amortization	(1,737)	(1,735)	(2,308)	(3,472)	(4,615)
Fully amortized portion	—	7,828	2,690	7,828	2,690

Balance, end of period	(45,329)	(43,592)	(52,401)	(45,329)	(52,401)

Net CDI and CRI, end of period	$16,943	$17,380	$21,228	$16,943	$21,228

        The aggregate amortization expense related to the intangible assets is expected to be $6.5 million for 2012. The estimated aggregate amortization expense related to these intangible assets for each of the subsequent four years is $5.1 million for 2013, $3.5 million for 2014, $3.2 million for 2015, and $1.6 million for 2016.

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

	June 30, 2012
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In thousands)
Residential mortgage-backed securities:
Government and government-sponsored entity pass through securities	$949,984	$39,096	$(90)	$988,990
Government and government-sponsored entity collateralized mortgage obligations	93,668	1,977	(40)	95,605
Covered private label collateralized mortgage obligations	37,944	6,609	(500)	44,053
Municipal securities	156,527	5,857	(192)	162,192
Corporate debt securities	51,162	61	(204)	51,019
Other securities	6,391	3,451	—	9,842

Total securities available-for-sale	$1,295,676	$57,051	$(1,026)	$1,351,701

	December 31, 2011
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In thousands)
Residential mortgage-backed securities:
Government and government-sponsored entity pass through securities	$1,011,222	$31,350	$(65)	$1,042,507
Government and government-sponsored entity collateralized mortgage obligations	80,353	1,710	(36)	82,027
Covered private label collateralized mortgage obligations	41,426	5,878	(2,155)	45,149
Municipal securities	124,079	2,774	(56)	126,797
Corporate debt securities	25,077	77	(26)	25,128
Other securities	4,885	—	(135)	4,750

Total securities available-for-sale	$1,287,042	$41,789	$(2,473)	$1,326,358

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

        The following table presents the contractual maturity distribution of our available-for-sale securities portfolio based on amortized cost and carrying value as of the date indicated:

	June 30, 2012
Maturity	Amortized Cost	Carrying Value
	(In thousands)
Due in one year or less	$44,886	$48,219
Due after one year through five years	4,201	4,340
Due after five years through ten years	32,933	34,744
Due after ten years	1,213,656	1,264,398

Total securities available-for-sale	$1,295,676	$1,351,701

        At June 30, 2012, the estimated fair value of debt securities and residential mortgage-backed debt securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation was approximately $1.0 billion.

        As of June 30, 2012, securities available-for-sale with an estimated fair value of $79.8 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—INVESTMENT SECURITIES (Continued)

        The following tables present, for those securities that were in a gross unrealized loss position, the carrying values and the gross unrealized losses on securities by length of time the securities were in an unrealized loss position as of the dates indicated:

	June 30, 2012
	Less Than 12 Months		12 months or Longer		Total
Security Type	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
	(In thousands)
Residential mortgage-backed securities:
Government and government- sponsored entity pass through securities	$29,288	$(89)	$23	$(1)	$29,311	$(90)
Government and government- sponsored entity collateralized mortgage obligations	3,883	(40)	—	—	3,883	(40)
Covered private label collateralized mortgage obligations	882	(77)	6,861	(423)	7,743	(500)
Municipal securities	17,674	(192)	—	—	17,674	(192)
Corporate debt securities	35,936	(204)	—	—	35,936	(204)

Total	$87,663	$(602)	$6,884	$(424)	$94,547	$(1,026)

	December 31, 2011
	Less Than 12 Months		12 months or Longer		Total
Security Type	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
	(In thousands)
Residential mortgage-backed securities:
Government and government- sponsored entity pass through securities	$34,682	$(64)	$22	$(1)	$34,704	$(65)
Government and government- sponsored entity collateralized mortgage obligations	10,790	(21)	1,530	(15)	12,320	(36)
Covered private label collateralized mortgage obligations	5,228	(595)	4,427	(1,560)	9,655	(2,155)
Municipal securities	7,755	(56)	—	—	7,755	(56)
Corporate debt securities	10,758	(26)	—	—	10,758	(26)
Other securities	2,445	(135)	—	—	2,445	(135)

Total	$71,658	$(897)	$5,979	$(1,576)	$77,637	$(2,473)

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—INVESTMENT SECURITIES (Continued)

        We reviewed the securities that were in a continuous loss position less than 12 months and longer than 12 months at June 30, 2012, and concluded that their losses were a result of the level of market interest rates relative to the types of securities and not a result of the underlying issuers' abilities to repay. Accordingly, we determined that the securities were temporarily impaired and we did not recognize such impairment in the consolidated statements of earnings. Additionally, we have no plans to sell these securities and believe that it is more likely than not we would not be required to sell these securities before recovery of their amortized cost.

        During the second quarter, however, we determined that one covered private label collateralized mortgage obligation security was impaired due to deteriorating cash flows and the depletion of the credit support from the subordinated classes of the securitization. We recorded an other-than-temporary impairment loss of $1.1 million, which was entirely credit-related, in the consolidated statement of earnings. This loss was offset by FDIC loss sharing income of $892,000, which represented the FDIC's 80% share of the loss.

  FHLB Stock

        At June 30, 2012, the Company had a $41.7 million investment in Federal Home Loan Bank of San Francisco ("FHLB") stock carried at cost. In January 2009, the FHLB announced that it suspended excess FHLB stock redemptions and dividend payments. Since this announcement, the FHLB has declared and paid cash dividends in 2010, 2011and 2012, though at rates less than those paid in the past, and repurchased certain amounts of our excess stock at carrying value. We evaluated the carrying value of our FHLB stock investment at June 30, 2012, and determined that it was not impaired. Our evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, the actions being taken by the FHLB to address its regulatory situation, repurchase activity of excess stock by the FHLB at its carrying value, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES

  Non-Covered Loans and Leases

        When we refer to non-covered loans and leases we are referring to loans and leases not covered by our FDIC loss sharing agreements.

        The following table presents the composition of non-covered loans and leases by portfolio segment as of the dates indicated:

	June 30, 2012		December 31, 2011
Loan Segment	Amount	% of Total	Amount	% of Total
	(In thousands)
Real estate mortgage	$1,828,777	64%	$1,982,464	70%
Real estate construction	129,107	4%	113,059	4%
Commercial	701,044	25%	671,939	24%
Leases(1)	153,793	5%	—	—
Consumer	17,151	1%	23,711	1%
Foreign	17,017	1%	20,932	1%

Total gross non-covered loans and leases	2,846,889	100%	2,812,105	100%

Less:
Unearned income	(2,598)		(4,392)
Allowance for loan and lease losses	(72,061)		(85,313)

Total net non-covered loans and leases	$2,772,230		$2,722,400

(1)
Does not include leases in process of $12.3 million.

        The following tables present a summary of the activity in the allowance for loan and lease losses on non-covered loans by portfolio segment for the periods indicated:

	Three Months Ended June 30, 2012
	Real Estate Mortgage	Real Estate Construction	Commercial	Leases	Consumer	Foreign	Total
	(In thousands)
Allowance for Loan and Lease Losses on Non-Covered Loans and Leases:
Balance, beginning of period	$42,210	$6,475	$23,556	$458	$1,908	$160	$74,767
Charge-offs	(2,583)	—	(1,352)	—	(34)	—	(3,969)
Recoveries	43	14	190	—	16	—	263
Provision	2,566	(993)	(415)	40	(155)	(43)	1,000

Balance, end of period	$42,236	$5,496	$21,979	$498	$1,735	$117	$72,061

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

	Six Months Ended June 30, 2012
	Real Estate Mortgage	Real Estate Construction	Commercial	Leases	Consumer	Foreign	Total
	(In thousands)
Allowance for Loan and Lease Losses on Non-Covered Loans and Leases:
Balance, beginning of period	$50,205	$8,697	$23,308	$—	$2,768	$335	$85,313
Charge-offs	(4,773)	—	(2,223)	—	(233)	—	(7,229)
Recoveries	372	24	1,014	—	47	20	1,477
Provision	(3,568)	(3,225)	(120)	498	(847)	(238)	(7,500)

Balance, end of period	$42,236	$5,496	$21,979	$498	$1,735	$117	$72,061

The ending balance of the allowance is composed of amounts applicable to loans and leases:
Individually evaluated for impairment	$6,221	$1,197	$6,363	$—	$255	$—	$14,036

Collectively evaluated for impairment	$36,015	$4,299	$15,616	$498	$1,480	$117	$58,025

Non-Covered Loan and Lease Balances:
Ending balance	$1,828,777	$129,107	$701,044	$153,793	$17,151	$17,017	$2,846,889

The ending balance of the non-covered loan and lease portfolio is composed of loans and leases:
Individually evaluated for impairment	$102,265	$32,607	$20,983	$244	$479	$—	$156,578

Collectively evaluated for impairment	$1,726,512	$96,500	$680,061	$153,549	$16,672	$17,017	$2,690,311

	Three Months Ended June 30, 2011
	Real Estate Mortgage	Real Estate Construction	Commercial	Consumer	Foreign	Total
	(In thousands)
Allowance for Loan Losses on Non-Covered Loans:
Balance, beginning of period	$51,858	$11,053	$31,564	$3,455	$634	$98,564
Charge-offs	(4,354)	(1,193)	(2,609)	(1,165)	—	(9,321)
Recoveries	27	896	308	890	13	2,134
Provision	6,009	429	(1,004)	(270)	(114)	5,050

Balance, end of period	$53,540	$11,185	$28,259	$2,910	$533	$96,427

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

	Six Months Ended June 30, 2011
	Real Estate Mortgage	Real Estate Construction	Commercial	Consumer	Foreign	Total
	(In thousands)
Allowance for Loan Losses on Non-Covered Loans:
Balance, beginning of period	$51,657	$8,766	$33,229	$4,652	$349	$98,653
Charge-offs	(5,566)	(5,838)	(5,730)	(1,325)	—	(18,459)
Recoveries	124	988	925	1,301	45	3,383
Provision	7,325	7,269	(165)	(1,718)	139	12,850

Balance, end of period	$53,540	$11,185	$28,259	$2,910	$533	$96,427

The ending balance of the allowance is composed of amounts applicable to loans:
Individually evaluated for impairment	$4,659	$2,484	$8,657	$—	$—	$15,800

Collectively evaluated for impairment	$48,881	$8,701	$19,602	$2,910	$533	$80,627

Non-Covered Loan Balances:
Ending balance	$2,073,868	$160,254	$640,805	$22,248	$20,075	$2,917,250

The ending balance of the non-covered loan portfolio is composed of loans:
Individually evaluated for impairment	$98,860	$26,069	$22,113	$745	$—	$147,787

Collectively evaluated for impairment	$1,975,008	$134,185	$618,692	$21,503	$20,075	$2,769,463

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

	June 30, 2012			December 31, 2011
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(In thousands)
Real estate mortgage:
Hospitality	$118,534	$19,087	$137,621	$123,071	$21,331	$144,402
SBA 504	50,041	6,684	56,725	51,522	6,855	58,377
Other	1,577,843	56,588	1,634,431	1,690,830	88,855	1,779,685

Total real estate mortgage	1,746,418	82,359	1,828,777	1,865,423	117,041	1,982,464

Real estate construction:
Residential	28,365	2,888	31,253	14,743	2,926	17,669
Commercial	78,869	18,985	97,854	64,667	30,723	95,390

Total real estate construction	107,234	21,873	129,107	79,410	33,649	113,059

Commercial:
Collateralized	354,370	16,487	370,857	395,041	18,979	414,020
Unsecured	73,142	2,902	76,044	75,017	3,920	78,937
Asset-based	226,278	1,801	228,079	149,947	40	149,987
SBA 7(a)	16,175	9,889	26,064	18,045	10,950	28,995

Total commercial	669,965	31,079	701,044	638,050	33,889	671,939

Leases	150,124	3,669	153,793	—	—	—
Consumer	16,221	930	17,151	22,730	981	23,711
Foreign	17,017	—	17,017	20,932	—	20,932

Total non-covered loans and leases	$2,706,979	$139,910	$2,846,889	$2,626,545	$185,560	$2,812,105

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

        The following tables present an aging analysis of our non-covered loans and leases by portfolio segment and class as of the dates indicated:

	June 30, 2012
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Hospitality	$—	$—	$6,200	$6,200	$131,421	$137,621
SBA 504	2,948	—	1,044	3,992	52,733	56,725
Other	2,621	1,996	4,972	9,589	1,624,842	1,634,431

Total real estate mortgage	5,569	1,996	12,216	19,781	1,808,996	1,828,777

Real estate construction:
Residential	—	—	—	—	31,253	31,253
Commercial	—	—	—	—	97,854	97,854

Total real estate construction	—	—	—	—	129,107	129,107

Commercial:
Collateralized	310	—	2,005	2,315	368,542	370,857
Unsecured	—	—	247	247	75,797	76,044
Asset-based	—	—	—	—	228,079	228,079
SBA 7(a)	933	598	2,952	4,483	21,581	26,064

Total commercial	1,243	598	5,204	7,045	693,999	701,044

Leases	148	—	—	148	153,645	153,793
Consumer	216	—	52	268	16,883	17,151
Foreign	—	—	—	—	17,017	17,017

Total non-covered loans and leases	$7,176	$2,594	$17,472	$27,242	$2,819,647	$2,846,889

        At June 30, 2012 and December 31, 2011, the Company had no non-covered loans and leases that were greater than 90 days past due and still accruing interest. It is the Company's policy to discontinue accruing interest when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to the collectibility of a loan or lease in the normal course of business. At June 30, 2012, nonaccrual loans and leases totaled $52.8 million. Nonaccrual loans and leases include $3.3 million of loans 30 to 89 days past due and $32.0 million of current loans and leases which have been placed on nonaccrual status based on management's judgment regarding the collectibility of such loans and leases.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

        The following table presents our nonaccrual and performing non-covered loans and leases by portfolio segment and class as of the dates indicated:

	June 30, 2012			December 31, 2011
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Hospitality	$13,279	$124,342	$137,621	$7,251	$137,151	$144,402
SBA 504	1,873	54,852	56,725	2,800	55,577	58,377
Other	14,548	1,619,883	1,634,431	21,286	1,758,399	1,779,685

Total real estate mortgage	29,700	1,799,077	1,828,777	31,337	1,951,127	1,982,464

Real estate construction:
Residential	1,069	30,184	31,253	1,086	16,583	17,669
Commercial	4,453	93,401	97,854	6,194	89,196	95,390

Total real estate construction	5,522	123,585	129,107	7,280	105,779	113,059

Commercial:
Collateralized	7,258	363,599	370,857	8,186	405,834	414,020
Unsecured	2,554	73,490	76,044	3,057	75,880	78,937
Asset-based	176	227,903	228,079	14	149,973	149,987
SBA 7(a)	6,830	19,234	26,064	7,801	21,194	28,995

Total commercial	16,818	684,226	701,044	19,058	652,881	671,939

Leases	244	153,549	153,793	—	—	—
Consumer	479	16,672	17,151	585	23,126	23,711
Foreign	—	17,017	17,017	—	20,932	20,932

Total non-covered loans and leases	$52,763	$2,794,126	$2,846,889	$58,260	$2,753,845	$2,812,105

        Nonaccrual loans and leases and performing restructured loans are considered impaired for reporting purposes. Impaired loans and leases by portfolio segment are as follows as of the dates indicated:

	June 30, 2012			December 31, 2011
Loan Segment	Nonaccrual Loans/Leases	Performing Restructured Loans	Total Impaired Loans/Leases	Nonaccrual Loans/Leases	Performing Restructured Loans	Total Impaired Loans/Leases
	(In thousands)
Real estate mortgage	$29,700	$72,565	$102,265	$31,337	$87,484	$118,821
Real estate construction	5,522	27,085	32,607	7,280	24,512	31,792
Commercial	16,818	4,165	20,983	19,058	4,652	23,710
Leases	244	—	244	—	—	—
Consumer	479	—	479	585	143	728

Total	$52,763	$103,815	$156,578	$58,260	$116,791	$175,051

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

        The following tables present information regarding our non-covered impaired loans and leases by portfolio segment and class for the dates indicated:

	June 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$9,144	$9,658	$2,788	$17,548	$17,890	$4,369
SBA 504	563	563	193	1,147	1,245	206
Other	55,115	55,483	3,240	78,349	81,921	6,919
Real estate construction:
Residential	1,289	1,311	222	2,766	2,776	409
Commercial	13,528	13,636	975	12,477	12,520	1,664
Commercial:
Collateralized	4,243	4,534	3,809	5,515	5,741	3,901
Unsecured	2,352	3,019	2,110	2,864	3,061	2,513
SBA 7(a)	2,666	2,764	444	3,397	3,428	379
Consumer	276	309	255	433	459	413
With No Related Allowance Recorded:
Real estate mortgage:
Hospitality	$6,200	$7,245	$—	$—	$—	$—
SBA 504	1,873	2,700	—	2,262	3,007	—
Other	29,370	34,753	—	19,515	22,999	—
Real estate construction:
Residential	778	778	—	611	611	—
Commercial	17,012	20,118	—	15,938	19,536	—
Commercial:
Collateralized	5,131	5,380	—	4,759	4,927	—
Unsecured	636	731	—	643	716	—
Asset-based	176	176	—	14	14	—
SBA 7(a)	5,779	8,096	—	6,518	8,181	—
Leases	244	244	—	—	—	—
Consumer	203	271	—	295	351	—
Total Non-Covered Loans and Leases With and Without An Allowance Recorded:
Real estate mortgage	$102,265	$110,402	$6,221	$118,821	$127,062	$11,494
Real estate construction	32,607	35,843	1,197	31,792	35,443	2,073
Commercial	20,983	24,700	6,363	23,710	26,068	6,793
Leases	244	244	—	—	—	—
Consumer	479	580	255	728	810	413

Total	$156,578	$171,769	$14,036	$175,051	$189,383	$20,773

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

	Three Months Ended June 30,
	2012		2011
	Weighted Average Recorded Investment(1)	Interest Income Recognized	Weighted Average Recorded Investment(1)	Interest Income Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$9,144	$107	$17,749	$127
SBA 504	563	7	206	1
Other	54,310	545	38,411	161
Real estate construction:
Residential	1,289	6	2,076	13
Commercial	13,528	131	14,555	38
Commercial:
Collateralized	4,101	29	4,295	3
Unsecured	2,348	39	6,312	4
SBA 7(a)	2,666	49	2,083	6
Consumer	276	4	34	—
With No Related Allowance Recorded:
Real estate mortgage:
Hospitality	$6,200	$(70)	$—	$—
SBA 504	1,873	29	3,304	—
Other	29,371	163	21,650	244
Real estate construction:
Residential	778	17	617	—
Commercial	16,187	166	8,821	45
Commercial:
Collateralized	5,075	73	1,973	(1)
Unsecured	636	10	670	—
Asset-based	174	—	15	—
SBA 7(a)	5,686	272	5,062	6
Leases	244	—	—	—
Consumer	203	5	688	—
Total Non-Covered Loans and Leases With and Without An Allowance Recorded:
Real estate mortgage	$101,461	$781	$81,320	$533
Real estate construction	31,782	320	26,069	96
Commercial	20,686	472	20,410	18
Leases	244	—	—	—
Consumer	479	9	722	—

Total	$154,652	$1,582	$128,521	$647

(1)
For the loans and leases reported as impaired during the periods presented, amounts were calculated based on the period of time such loans and leases were impaired during the reporting period.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

	Six Months Ended June 30,
	2012		2011
	Weighted Average Recorded Investment(1)	Interest Income Recognized	Weighted Average Recorded Investment(1)	Interest Income Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$9,144	$208	$17,448	$176
SBA 504	352	5	103	2
Other	52,640	1,068	29,382	249
Real estate construction:
Residential	1,289	16	2,076	18
Commercial	13,528	270	10,260	56
Commercial:
Collateralized	3,803	70	3,816	11
Unsecured	2,341	80	6,283	6
SBA 7(a)	2,652	74	1,994	8
Consumer	276	8	34	—
With No Related Allowance Recorded:
Real estate mortgage:
Hospitality	$6,200	$47	$—	$—
SBA 504	1,873	79	3,304	—
Other	28,874	854	20,501	251
Real estate construction:
Residential	778	33	617	—
Commercial	15,878	331	8,821	60
Commercial:
Collateralized	4,974	135	1,855	—
Unsecured	636	18	668	—
Asset-based	87	2	15	—
SBA 7(a)	5,670	403	4,944	8
Leases	203	—	—	—
Consumer	203	12	652	—
Total Non-Covered Loans and Leases With and Without An Allowance Recorded:
Real estate mortgage	$99,083	$2,261	$70,738	$678
Real estate construction	31,473	650	21,774	134
Commercial	20,163	782	19,575	33
Leases	203	—	—	—
Consumer	479	20	686	—

Total	$151,401	$3,713	$112,773	$845

(1)
For the loans and leases reported as impaired during the periods presented, amounts were calculated based on the period of time such loans and leases were impaired during the reporting period.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

        The following tables present non-covered new troubled debt restructurings and defaulted troubled debt restructurings for the periods indicated:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Real estate mortgage:
SBA 504	—	$—	$—	1	$563	$563
Real estate construction:
Commercial	1	1,446	1,446	1	1,446	1,446
Commercial:
Collateralized	3	568	568	5	1,174	1,174
Unsecured	2	23	23	3	38	38
SBA 7(a)	1	120	120	2	229	229

Total	7	$2,157	$2,157	12	$3,450	$3,450

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(1)
	(Dollars in thousands)
Troubled Debt Restructurings That Subsequently Defaulted(2):
Real estate mortgage:
Hospitality	1	$6,200	1	$6,200
Other	—	—	1	1,725
Commercial:
Collateralized	7	828	7	828
Unsecured	2	99	2	99
SBA 7(a)	3	1,987	4	2,021

Total	13	$9,114	15	$10,873

(1)
Represents the balance at June 30, 2012 and is net of charge-offs of $531,000 and $855,000 for the three months and six months ended June 30, 2012.

(2)
The population of defaulted restructured loans for the period indicated includes only those loans restructured during the preceding 12-month period. The table excludes defaulted troubled debt restructurings in those classes for which the recorded investment was zero at June 30, 2012.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

  Covered Loans

        We refer to the loans acquired in the Los Padres and Affinity acquisitions that are subject to loss sharing agreements with the FDIC as "covered loans" as we will be reimbursed for a substantial portion of any future losses on them under the terms of the agreements.

        The following table reflects the carrying values of covered loans as of the dates indicated:

	June 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$2,916	—	$2,944	—
Other	648,081	93%	733,414	91%

Total real estate mortgage	650,997	93%	736,358	91%

Real estate construction:
Residential	7,658	1%	21,521	3%
Commercial	24,467	3%	25,397	3%

Total real estate construction	32,125	4%	46,918	6%

Commercial:
Collateralized	18,229	3%	24,808	3%
Unsecured	725	—	802	—

Total commercial	18,954	3%	25,610	3%

Consumer	659	—	735	—

Total gross covered loans	702,735	100%	809,621	100%

Discount	(62,323)		(75,323)
Allowance for loan losses	(31,463)		(31,275)

Covered loans, net	$608,949		$703,023

        The following table summarizes the changes in the carrying amount of covered acquired impaired loans and accretable yield on those loans for the period indicated:

	Covered Acquired Impaired Loans
	Carrying Amount	Accretable Yield
	(In thousands)
Balance, December 31, 2011	$677,014	$(259,265)
Accretion	26,246	26,246
Payments received	(116,376)	—
Decrease in expected cash flows, net	—	13,148
Provision for credit losses	(3,656)	—

Balance, June 30, 2012	$583,228	$(219,871)

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

        The table above excludes the covered loans from the Los Padres acquisition which are accounted for as non-impaired loans and totaled $25.7 million and $26.0 million at June 30, 2012 and December 31, 2011, respectively.

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

	June 30, 2012			December 31, 2011
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(In thousands)
Real estate mortgage	$389,585	$175,801	$565,386	$478,119	$163,768	$641,887
Real estate construction	5,626	22,032	27,658	5,762	35,337	41,099
Commercial	7,969	7,279	15,248	11,076	8,221	19,297
Consumer	132	525	657	178	562	740

Total covered loans, net	$403,312	$205,637	$608,949	$495,135	$207,888	$703,023

        In addition to our internal risk rating process, our federal and state banking regulators, as an integral part of their examination process, periodically review the Company's loan risk rating classifications. Our regulators may require the Company to recognize rating downgrades based on their judgments related to information available to them at the time of their examinations.

NOTE 6—OTHER REAL ESTATE OWNED (OREO)

        The following tables summarize OREO by property type at the dates indicated:

	June 30, 2012			December 31, 2011
Property Type	Non-Covered OREO	Covered OREO	Total OREO	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
Commercial real estate	$17,630	$17,896	$35,526	$23,003	$15,053	$38,056
Construction and land development	24,112	10,011	34,123	24,788	15,461	40,249
Single family residence	—	3,183	3,183	621	2,992	3,613

Total OREO, net	$41,742	$31,090	$72,832	$48,412	$33,506	$81,918

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—OTHER REAL ESTATE OWNED (OREO) (Continued)

        The following table presents a rollforward of OREO, net of the valuation allowance, for the periods indicated:

	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
OREO Activity:
Balance, December 31, 2011	$48,412	$33,506	$81,918
Foreclosures	1,839	7,241	9,080
Payments to third parties(1)	622	—	622
Provision for losses	(752)	(2,229)	(2,981)
Reductions related to sales	(3,915)	(8,630)	(12,545)

Balance, March 31, 2012	46,206	29,888	76,094
Foreclosures	684	9,957	10,641
Payments to third parties(1)	91	—	91
Provision for losses	(101)	(2,704)	(2,805)
Reductions related to sales	(5,138)	(6,051)	(11,189)

Balance, June 30, 2012	$41,742	$31,090	$72,832

(1)
Represents amounts due to participants and for guarantees, property taxes or other prior lien positions.

NOTE 7—FDIC LOSS SHARING ASSET

        The FDIC loss sharing asset was initially recorded at fair value, which represented the present value of the estimated cash payments to be received from the FDIC for future losses on covered assets. The ultimate collectibility of this asset is dependent upon the performance of the underlying covered assets, the passage of time and claims paid by the FDIC. The following table presents the changes in the FDIC loss sharing asset for the period indicated:

FDIC Loss Sharing Asset
(In thousands)
Balance, December 31, 2011	$95,187
FDIC share of additional losses, net of recoveries	6,514
Cash received from FDIC	(18,196)
Net amortization	(7,104)

Balance, June 30, 2012	$76,401

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

million in fixed-rate subordinated debentures. The Company used a combination of excess cash and collateralized overnight FHLB advances to repay these debt instruments. The FHLB advances were composed of $200 million maturing in December 2017 with a fixed rate of 3.16% and $25 million due in January 2018 with a fixed rate of 2.61%. The agreements for these FHLB advances had an early prepayment penalty or fee for payoffs before maturity. The subordinated debentures were composed of a $10.3 million debenture, due in March 2030 and bearing a fixed rate of 11.00%, which was referred to as "Trust CI," and an $8.3 million debenture due in September 2030 and bearing a fixed rate of 10.6%, which was referred to as "Trust I."

  Borrowings

        As of June 30, 2012, there were no outstanding FHLB advances. Our aggregate remaining borrowing capacity under the FHLB secured lines of credit was $1.2 billion at June 30, 2012. As of June 30, 2012, our FHLB advances facility was secured by all of our loans and leases under a blanket lien, in addition to securities with a carrying value of $25.3 million. Additionally, the Bank had secured borrowing capacity from the Federal Reserve discount window of $337.1 million at June 30, 2012. The Bank also maintains unsecured lines of credit of $45.0 million with correspondent banks for the purchase of overnight funds; these lines are subject to availability of funds.

        Included in borrowings are $15.5 million of non-recourse debt, in which the payment stream of certain leases have been sold to third parties. The debt is secured by the equipment in the leases and all interest rates are fixed. As of June 30, 2012, the weighted average interest rate of the debt was 6.72% with a weighted average remaining maturity of 2.84 years.

  Subordinated Debentures

        The following table summarizes the terms of each issuance of the subordinated debentures outstanding as of June 30, 2012:

Series	June 30, 2012 Amount	Issuance Date	Maturity Date	Rate Index	Current Rate(1)	Next Reset Date
	(In thousands)
Trust V	$10,310	8/15/03	9/17/33	3 month LIBOR + 3.10	3.57%	9/14/12
Trust VI	10,310	9/3/03	9/15/33	3 month LIBOR + 3.05	3.52%	9/13/12
Trust CII	5,155	9/17/03	9/17/33	3 month LIBOR + 2.95	3.42%	9/14/12
Trust VII	61,856	2/5/04	4/23/34	3 month LIBOR + 2.75	3.20%	10/26/12
Trust CIII	20,619	8/15/05	9/15/35	3 month LIBOR + 1.69	2.16%	9/13/12

Total subordinated debentures	$108,250

(1)
As of July 26, 2012.

        The Company had an aggregate amount of $108.3 million in subordinated debentures outstanding at June 30, 2012. These subordinated debentures were issued in five separate series. Each issuance had

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 8—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS (Continued)

a maturity of thirty years from its date of issue. The subordinated debentures are variable-rate instruments and are each callable at par with no prepayment penalty. The subordinated debentures were issued to trusts established by us or entities we have acquired, which in turn issued trust preferred securities, which totaled $105.0 million at June 30, 2012. The proceeds of the subordinated debentures were used primarily to fund several of our acquisitions and to augment regulatory capital.

        The Company includes in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less goodwill, net of any related deferred income tax liability. At June 30, 2012, the amount of trust preferred securities included in Tier I capital was $105.0 million. While our existing trust preferred securities are currently grandfathered as Tier 1 capital under the Dodd-Frank Wall Street Reform and Consumer Protection Act, proposed regulatory capital guidelines would phase them out of Tier 1 capital over a period of 10 years, until they are fully-phased out on January 1, 2022. New issuances of trust preferred securities will not qualify as Tier 1 capital. We remain "well capitalized" excluding the trust preferred securities as Tier 1 capital.

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

  Brokered Deposits

        Brokered deposits totaled $35.6 million at June 30, 2012 and are included in the interest-bearing deposits balance on the accompanying condensed consolidated balance sheets. Such amount represented customer deposits that were subsequently participated with other FDIC-insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 9—COMMITMENTS AND CONTINGENCIES (Continued)

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit totaled $709.8 million and $691.5 million at June 30, 2012 and December 31, 2011, respectively.

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees expire within one year from the date of issuance. The Company generally requires collateral or other security to support financial instruments with credit risk. Standby letters of credit totaled $29.5 million and $32.0 million at June 30, 2012 and December 31, 2011, respectively.

        The Company has investments in low income housing project partnerships, which provide the Company income tax credits, and in a few small business investment companies. As of June 30, 2012, the Company had commitments to contribute capital to these entities totaling $15.6 million.

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

        The following table presents information on the assets measured and recorded at fair value on a recurring basis as of the date indicated:

	Fair Value Measurement as of June 30, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Measured on a Recurring Basis:
Securities available-for-sale:
Government and government-sponsored entity residential mortgage-backed securities	$1,084,595	$—	$1,084,595	$—
Covered private label CMOs	44,053	—	—	44,053
Municipal securities	162,192	—	162,192	—
Corporate securities	51,019	—	51,019	—
Other securities	9,842	8,068	1,774	—

	$1,351,701	$8,068	$1,299,580	$44,053

        There were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy for assets measured on a recurring basis during the six months ended June 30, 2012.

        The following table presents information about quantitative inputs and assumptions used to evaluate the fair values provided by our third party pricing service for our Level 3 private label CMOs measured at fair value on a recurring basis as of June 30, 2012:

Unobservable Inputs	Range of Inputs	Weighted Average Input
Voluntary prepayment speeds	1.5% - 31.6%	8.6%
Monthly default rates	0.1% - 18.4%	3.5%
Loss severity rates	9.2% - 81.6%	46.3%
Discount rates	2.7% - 13.3%	7.0%

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

        The following table summarizes activity for assets measured at fair value on a recurring basis that are categorized as Level 3 for the period indicated:

Covered Private Label CMOs (Level 3)
(In thousands)
Balance, December 31, 2011	$45,149
Total realized in earnings(1)	214
Total unrealized gain in comprehensive income	2,385
Net settlements	(3,695)

Balance, June 30, 2012	$44,053

(1)
Includes other-than-temporary impairment loss of $1.1 million.

        There were no transfers of assets in or out of Level 3 during the six months ended June 30, 2012.

        The following tables present assets measured at fair value on a non-recurring basis and gains and (losses) for the periods indicated:

	Fair Value Measurement as of June 30, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Measured on a Non-Recurring Basis:
Non-covered impaired loans	$100,918	$—	$15,263	$85,655
Non-covered other real estate owned	552	—	552	—
Covered other real estate owned	17,194	—	15,028	2,166
SBA loan servicing asset	1,118	—	—	1,118

	$119,782	$—	$30,843	$88,939

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(In thousands)
Gain (Loss) on Assets Measured on a Non-Recurring Basis:
Non-covered impaired loans	$631	$(1,617)
Non-covered other real estate owned	(37)	(37)
Covered other real estate owned	(2,461)	(3,442)
SBA loan servicing asset	—	1

Total net loss	$(1,867)	$(5,095)

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

        The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2012:

Asset	Fair Value (in 000's)	Valuation Methodology	Unobservable Inputs	Range	Weighted Average
Impaired loans(1)	$74,060	Discounted	Discount rates	3.08% - 8.75%	6.59%
		cash flow
	$9,721	Appraisals	Discount	2.00% - 8.00%	7.00%
OREO	$2,166	Appraisals	Discount,	11% - 13%	11%
			including 8%
			for selling costs
SBA loan servicing asset	$1,118	Discounted	Prepayment	3.69% - 17.04%	(2)
		cash flow	speeds
			Discount rates	9.68% - 12.58%	(2)

(1)
Excludes $1.9 million of impaired loans with balances of $250,000 or less.

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

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

        The following tables present a summary of the carrying values and estimated fair values of certain financial instruments as of the dates indicated:

	June 30, 2012
		Estimated Fair Value
	Carrying or Contract Amount
		Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$97,499	$97,499	$97,499	$—	$—
Interest-earning deposits in financial institutions	25,970	25,970	25,970	—	—
Securities available-for-sale	1,351,701	1,351,701	8,068	1,299,580	44,053
Investment in FHLB stock	41,736	41,736	41,736	—	—
Loans and leases, net	3,381,179	3,419,289	—	15,263	3,404,026
SBA loan servicing asset	1,118	1,118	—	—	1,118
Financial Liabilities:
Deposits:
Demand, money market and savings deposits	3,726,307	3,726,307	3,726,307	—	—
Time deposits	865,022	871,663	—	871,663	—
Borrowings	15,546	15,560	—	15,560	—
Subordinated debentures	108,250	108,193	—	108,193	—

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2011
		Estimated Fair Value
	Carrying or Contract Amount
		Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$92,342	$92,342	$92,342	$—	$—
Interest-earning deposits in financial institutions	203,275	203,275	203,275	—	—
Securities available-for-sale	1,326,358	1,326,358	2,976	1,278,233	45,149
Investment in FHLB stock	46,106	46,106	46,106	—	—
Loans and leases, net	3,425,423	3,469,754	—	13,803	3,455,951
SBA loan servicing asset	1,613	1,613	—	—	1,613
Financial Liabilities:
Deposits:
Demand, money market and savings deposits	3,609,559	3,609,559	3,609,559	—	—
Time deposits	967,894	977,589	—	977,589	—
Borrowings	225,000	249,000	—	249,000	—
Subordinated debentures	129,271	135,532	—	135,532	—

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

        FHLB stock.    The fair value of FHLB stock is based on our recorded investment. FHLB stock is held at par value consistent with the value at which the FHLB has repurchased shares from its members during the first six months of 2012. In January 2009, the FHLB announced that it had suspended excess FHLB stock redemptions and dividend payments. Since this announcement, the FHLB has declared and paid cash dividends in 2010, 2011 and 2012, though at rates less than those paid in the past, and repurchased certain amounts of our excess stock. As a result of these actions, we evaluated the carrying value of our FHLB stock investment. Based on the FHLB's most recent publicly available financial results, its capital position and its bond ratings, we concluded such investment was not impaired at June 30, 2012.

        Non-covered loans and leases.    As non-covered loans and leases are not measured at fair value, the following discussion relates to estimating the fair value disclosures under ASC Topic 825. Fair values are estimated for portfolios of loans and leases with similar financial characteristics. Loans are segregated by type and further segmented into fixed and adjustable rate interest terms and by credit risk categories. The fair value estimates do not take into consideration the value of the loan portfolio in the event the loans are sold outside the parameters of normal operating activities. The fair value of performing fixed-rate loans is estimated by discounting scheduled cash flows through the estimated maturity using estimated market prepayment speeds. The fair value of equipment leases is estimated by discounting scheduled lease and expected lease residual cash flows over their remaining term. The estimated market discount rates used for performing fixed-rate loans and equipment leases are the Company's current offering rates for comparable instruments with similar terms. The fair value of performing adjustable-rate loans is estimated by discounting scheduled cash flows through the next repricing date. As these loans reprice frequently at market rates and the credit risk is not considered to be greater than normal, the market value is typically close to the carrying amount of these loans. These methods and assumptions are not based on the exit price concept of fair value.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

        To the extent a loan is collateral dependent, we measure such impaired loan based on the estimated fair value of the underlying collateral. The fair value of each loan's collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 2 measurement. The Level 2 measurement is based on appraisals obtained within the last 12 months and for which a charge-off was recognized or a change in the specific valuation allowance was made during the six months ended June 30, 2012.

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

        The non-covered impaired loan balances shown above represent those nonaccrual and restructured loans for which impairment was recognized during the three and six months ended June 30, 2012. The amounts shown as losses represent, for the loan balances shown, the impairment recognized during the three and six months ended June 30, 2012. Of the $52.8 million of nonaccrual loans at June 30, 2012, $9.1 million were written down to their fair values through charge-offs during the quarter.

        Other real estate owned.    The fair value of foreclosed real estate, both non-covered and covered, is generally based on estimated market prices from independently prepared current appraisals or negotiated sales prices with potential buyers, less estimated costs to sell; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement on a nonrecurring basis. As a matter of policy, appraisals are required annually and may be updated more frequently as circumstances require in the opinion of management. The Level 2 measurement is based on appraisals obtained within the last 12 months and for which a write-down was recognized during the six months ended June 30, 2012.

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

        Borrowings.    Borrowings are carried at amortized cost. The fair value of overnight FHLB advances is equal to the carrying value and considered Level 1. The fair value of fixed-rate borrowings is calculated by discounting scheduled cash flows through the estimated maturity dates or call dates, if applicable, using estimated market discount rates that reflect current rates offered for borrowings with similar remaining maturities and characteristics.

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

  Limitations

        Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of June 30, 2012, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 11—EARNINGS PER SHARE

        The following is a summary of the calculation of basic and diluted net earnings per share for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2012	March 31, 2012	June 30, 2011
				2012	2011
	(In thousands, except per share data)
Basic Earnings Per Share:
Net earnings	$15,557	$5,264	$12,841	$20,821	$23,517
Less: earnings allocated to unvested restricted stock(1)	(538)	(122)	(600)	(602)	(976)

Net earnings allocated to common shares	$15,019	$5,142	$12,241	$20,219	$22,541

Weighted-average basic shares and unvested restricted stock outstanding	37,359.2	37,284.0	37,239.8	37,321.6	37,021.9
Less: weighted-average unvested restricted stock outstanding	(1,669.2)	(1,654.0)	(1,768.2)	(1,661.6)	(1,559.0)

Weighted-average basic shares outstanding	35,690.0	35,630.0	35,471.6	35,660.0	35,462.9

Basic earnings per share	$0.42	$0.14	$0.35	$0.57	$0.64

Diluted Earnings Per Share:
Net earnings allocated to common shares	$15,019	$5,142	$12,241	$20,219	$22,541

Weighted-average basic shares outstanding	35,690.0	35,630.0	35,471.6	35,660.0	35,462.9

Diluted earnings per share	$0.42	$0.14	$0.35	$0.57	$0.64

(1)
Represents cash dividends paid to holders of unvested restricted stock, net of estimated forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

NOTE 12—STOCK COMPENSATION PLANS

  Restricted Stock

        At June 30, 2012, there were outstanding 853,936 shares of unvested time-based restricted common stock and 850,000 shares of unvested performance-based restricted common stock. The awarded shares of time-based restricted common stock vest over a service period of three to five years from the date of the grant. The awarded shares of performance-based restricted common stock vest in full on the date the Compensation, Nominating and Governance, or CNG, Committee of the Board of Directors, as Administrator of the Company's 2003 Stock Incentive Plan, or the 2003 Plan, determines that the Company achieved certain financial goals established by the CNG Committee as set forth in the grant documents. Both time-based and performance-based restricted common stock vest immediately upon a change in control of the Company as defined in the 2003 Plan and upon death of the employee.

        Compensation expense related to time-based restricted stock awards is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. Restricted stock amortization totaled $1.3 million, $1.6 million and $2.1 million for the three months ended June 30, 2012, March 31, 2012, and June 30, 2011, respectively and $2.9 million and $4.1

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 12—STOCK COMPENSATION PLANS (Continued)

million for the six months ended June 30, 2012 and 2011, respectively. Such amounts are included in compensation expense on the accompanying condensed consolidated statements of earnings.

        Currently no compensation expense is being recognized for any performance-based restricted stock awards as management has concluded that it is improbable that the respective financial targets for any outstanding performance-based restricted stock awards will be met. If and when the attainment of such financial targets is deemed probable in future periods, a catch-up adjustment will be recorded and amortization of such performance-based restricted stock will begin again. The total amount of unrecognized compensation expense related to all performance-based restricted stock for which amortization was suspended or has not commenced totaled $33.8 million at June 30, 2012 as presented in the following table.

	June 30, 2012
	Number of Shares Outstanding	Unrecognized Compensation Expense	Expiration Year of Award
		(in thousands)
Performance-based restricted stock awarded in:
2006	275,000	$14,924	2013
2007	205,000	11,259	2017
2008	20,000	453	2013
2011	350,000	7,161	2016

Outstanding performance-based restricted stock awards	850,000	$33,797

        The Company's 2003 Plan permits stock based compensation awards to officers, directors, key employees and consultants. As of June 30, 2012, the 2003 Plan authorized grants of stock-based compensation instruments to purchase or issue up to 6,500,000 shares of authorized but unissued Company common stock, subject to adjustments provided by the 2003 Plan. As of June 30, 2012, there were 1,818,971 shares available for grant under the 2003 Plan.

NOTE 13—BUSINESS SEGMENTS

        PacWest Bancorp is a bank holding company with the principal business to serve as the holding company for our banking subsidiary, Pacific Western Bank. Pacific Western Bank is a full service commercial bank offering a broad range of banking products and services, including equipment leasing and asset-based commercial loans. At June 30, 2012 the Company's reportable segments consist of "Banking", "Asset Financing", and "Other". Other consists of the PacWest Bancorp holding company and other elimination and reconciliation entries.

        The Bank's asset-based lending products are offered primarily through 3 business units: (1) First Community Financial ("FCF"), a division of the Bank, based in Phoenix, Arizona; (2) BFI Business Finance ("BFI"), a wholly-owned subsidiary of the Bank, based in San Jose, California; and (3) Celtic Capital Corporation ("Celtic"), a wholly-owned subsidiary of the Bank acquired on April 3, 2012, based in Santa Monica, California. The Bank's leasing products are offered through Pacific Western Equipment Finance ("EQF"), a division of the Bank acquired on January 3, 2012, based in Midvale,

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 13—BUSINESS SEGMENTS (Continued)

Utah. The operations of these divisions and subsidiaries represent the Company's "Asset Financing" segment.

        With the acquisitions of EQF in January 2012 and Celtic in April 2012, we expanded our asset-based lending operations, both in terms of size and product diversification by adding equipment leasing, and determined that our asset financing operations met the threshold to be a reportable segment.

        All prior period balances have been reclassified to reflect the change in structure.

        The accounting policies of the reported segments are the same as those of the Company described in Note 1, "Nature of Operations and Summary of Significant Accounting Policies." Transactions between segments consist primarily of borrowed funds. Intersegment borrowing transactions that resulted in intersegment profits were eliminated for reporting consolidated results of operations. The Company allocated certain centrally provided services to the operating segments based upon estimated usage of those services.

        The following tables present information regarding our business segments as of and for the periods indicated:

	June 30, 2012
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Non-covered loans and leases, net of unearned income	$2,461,803	$382,488	$—	$2,844,291
Allowance for loan and lease losses	(69,296)	(2,765)	—	(72,061)

Non-covered loans and leases, net	2,392,507	379,723	—	2,772,230
Covered loans, net	608,949	—	—	608,949

Total loans and leases, net	$3,001,456	$379,723	$—	$3,381,179

Goodwill and other intangibles(1)	$53,245	$25,706	$—	$78,951
Total assets	$4,876,271	$428,899	$16,452	$5,321,622
Total deposits	$4,604,387	$—	$(13,058)	$4,591,329

(1)
Other intangibles include only core deposit and customer relationship intangibles. Non-compete agreements, tradenames, and favorable lease rights intangibles are included in other assets on the consolidated balance sheets.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 13—BUSINESS SEGMENTS (Continued)

	June 30, 2011
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Non-covered loans and leases, net of unearned income	$2,758,979	$154,157	$—	$2,913,136
Allowance for loan and lease losses	(93,767)	(2,660)	—	(96,427)

Non-covered loans and leases, net	2,665,212	151,497	—	2,816,709
Covered loans, net	805,952	—	—	805,952

Total loans and leases, net	$3,471,164	$151,497	$—	$3,622,661

Goodwill and other intangibles(1)	$60,369	$—	$—	$60,369
Total assets	$5,218,978	$159,310	$16,437	$5,394,725
Total deposits	$4,506,739	$—	$(20,244)	$4,486,495

(1)
Other intangibles include only core deposit and customer relationship intangibles. Tradenames and favorable lease rights intangibles are included in other assets on the consolidated balance sheets.

	Three Months Ended June 30, 2012
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$62,045	$10,845	$—	$72,890
Intersegment interest expense	630	(630)	—	—
Other interest expense	(3,404)	(225)	(848)	(4,477)

Net interest income	59,271	9,990	(848)	68,413

Provision for credit losses	371	(100)	—	271

Noninterest income	4,133	713	25	4,871

Intangible asset amortization	(1,603)	(134)	—	(1,737)
Other noninterest expense(1)	(38,088)	(6,444)	(1,316)	(45,848)

Total noninterest expense	(39,691)	(6,578)	(1,316)	(47,585)

Earnings (loss) before income taxes	24,084	4,025	(2,139)	25,970
Income taxes	(9,563)	(1,750)	900	(10,413)

Net earnings (loss)	$14,521	$2,275	$(1,239)	$15,557

(1)
The Asset Financing segment includes $348,000 for amortization of non-compete agreements and tradenames.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 13—BUSINESS SEGMENTS (Continued)

	Three Months Ended June 30, 2011
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$72,603	$4,593	$—	$77,196
Intersegment interest expense	317	(317)	—	—
Other interest expense	(7,281)	—	(1,226)	(8,507)

Net interest income	65,639	4,276	(1,226)	68,689

Provision for credit losses	(11,340)	(50)	—	(11,390)

Noninterest income	11,023	177	40	11,240

Intangible asset amortization	(2,226)	(82)	—	(2,308)
Other noninterest expense(1)	(39,144)	(2,872)	(2,214)	(44,230)

Total noninterest expense	(41,370)	(2,954)	(2,214)	(46,538)

Earnings (loss) before income taxes	23,952	1,449	(3,400)	22,001
Income taxes	(10,043)	(618)	1,501	(9,160)

Net earnings (loss)	$13,909	$831	$(1,899)	$12,841

(1)
The Asset Financing segment includes $24,000 for amortization of non-compete agreements.

	Six Months Ended June 30, 2012
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$127,528	$19,762	$—	$147,290
Intersegment interest expense	1,153	(1,153)	—	—
Other interest expense	(8,715)	(443)	(2,039)	(11,197)

Net interest income	119,966	18,166	(2,039)	136,093

Provision for credit losses	6,445	(100)	—	6,345

Noninterest income	6,191	1,879	63	8,133

Intangible asset amortization	(3,311)	(161)	—	(3,472)
Debt termination expense	(24,195)	—	1,597	(22,598)
Other noninterest expense(1)	(76,440)	(11,256)	(2,714)	(90,410)

Total noninterest expense	(103,946)	(11,417)	(1,117)	(116,480)

Earnings (loss) before income taxes	28,656	8,528	(3,093)	34,091
Income taxes	(10,921)	(3,650)	1,301	(13,270)

Net earnings (loss)	$17,735	$4,878	$(1,792)	$20,821

(1)
The Asset Financing segment includes $644,000 for amortization of non-compete agreements and tradenames.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 13—BUSINESS SEGMENTS (Continued)

	Six Months Ended June 30, 2011
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$142,863	$8,990	$—	$151,853
Intersegment interest expense	609	(609)	—	—
Other interest expense	(14,981)	—	(2,445)	(17,426)

Net interest income	128,491	8,381	(2,445)	134,427

Provision for credit losses	(22,050)	(50)	—	(22,100)

Noninterest income	15,581	369	79	16,029

Intangible asset amortization	(4,451)	(164)	—	(4,615)
Other noninterest expense(1)	(73,088)	(5,664)	(4,570)	(83,322)

Total noninterest expense	(77,539)	(5,828)	(4,570)	(87,937)

Earnings (loss) before income taxes	44,483	2,872	(6,936)	40,419
Income taxes	(18,664)	(1,226)	2,988	(16,902)

Net earnings (loss)	$25,819	$1,646	$(3,948)	$23,517

(1)
The Asset Financing segment includes $47,000 for amortization of non-compete agreements.

NOTE 14—RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 15—SUBSEQUENT EVENTS

  Sale of Branches

        On July 9, 2012, the Company announced that Pacific Western Bank had entered into a definitive agreement whereby Pacific Western Bank will sell 10 branches to Opus Bank. The branches are located in Los Angeles, San Bernardino, Riverside, and San Diego Counties.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 15—SUBSEQUENT EVENTS (Continued)

        The transaction will result in the transfer of deposits to Opus Bank in exchange for a blended deposit premium of 2.5% applied to the deposit balances transferred at closing. The deposits of the offices to be sold total approximately $145 million as of June 30, 2012. Although certain other immaterial assets related to the branches will be included in the transaction, no loans will be transferred. The transaction is expected to be completed before the end of the year subject to regulatory approval and other customary terms. Although the sale of these branches will not result in any material gain, the annual cost savings, representing noninterest expense less noninterest income, are estimated to be $2.0 million after tax.

  American Perspective Bank Acquisition

        On August 1, 2012, Pacific Western Bank completed the acquisition of American Perspective Bank ("APB") located in San Luis Obispo, California. Pacific Western Bank acquired all of the capital stock of APB for $58.1 million in cash, or $13.00 per share for each share of common stock of APB.

        At June 30, 2012, APB had $271.0 million in assets, two operating branches located in San Luis Obispo and Santa Maria, California, and a loan production office located in Paso Robles, California. APB serves small-to-medium sized businesses and professionals through those locations. This acquisition is expected to strengthen the Company's presence in the Central Coast region and the loan production office is expected to provide opportunity for expansion and additional growth in that region.

  Dividend Approval

        On August 8, 2012, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.18 per common share payable on August 31, 2012, to stockholders of record at the close of business on August 20, 2012.

        We have evaluated events that have occurred subsequent to June 30, 2012 and have concluded there are no subsequent events that would require recognition or disclosure in the accompanying condensed consolidated financial statements.

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

  •
  the Company's ability to complete future acquisitions and to successfully integrate such acquired entities or achieve expected benefits, synergies and/or operating efficiencies within expected time frames or at all;

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

        Pacific Western is a full-service commercial bank offering a broad range of banking products and services including: accepting demand, money market, and time deposits; originating loans, including commercial, real estate construction, SBA guaranteed and consumer loans; originating equipment finance leases; and providing other business-oriented products. Our operations are primarily located in Southern California extending from California's Central Coast to San Diego County; we also operate three banking offices in the San Francisco Bay area, a leasing operation based in Utah, and asset-based lending operations based in Arizona as well as San Jose and Santa Monica, California. The Bank focuses on conducting business with small to medium sized businesses in our marketplace and the owners and employees of those businesses. The majority of our loans are secured by the real estate collateral of such businesses. Our asset-based lending function operates in Arizona, California, Texas, Colorado, Minnesota, and the Pacific Northwest, and includes the operations of Celtic Capital Corporation, or Celtic, acquired April 3, 2012. Our equipment leasing function, added through the acquisition of Pacific Western Equipment Finance (formerly Marquette Equipment Finance), and which we refer to as Equipment Finance, or EQF, on January 3, 2012, has lease receivables in 45 states.

        Pacific Western competes actively for deposits, and emphasizes solicitation of noninterest-bearing deposits. In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin, as net interest income, on a year-to-date basis, accounted for 94% of our net revenues (net interest income plus noninterest income).

        Total assets decreased $126.5 million, or 2.3%, during the second quarter due to lower balances in cash and cash equivalents, securities available-for-sale, loans and leases, and other assets. During the second quarter, cash and cash equivalents declined $10.3 million, including the use of $65 million to buy Celtic and repay its assumed debt. Securities available-for-sale decreased $29.2 million due mostly to paydowns, net of purchases of $50.3 million. The non-covered gross loan and lease portfolio declined $21.3 million. However, excluding the loans gained in the Celtic acquisition, non-covered gross loans declined $81.9 million; such decline is centered in the real estate mortgage and other commercial loan portfolios. The covered loan portfolio declined $51.3 million due to repayments and resolution activities. At June 30, 2012, non-covered gross loans and leases totaled $2.8 billion and the covered loan portfolio was $608.9 million.

        Total liabilities declined $142.5 million during the second quarter due primarily to lower borrowings. Borrowings declined $177.6 million during the second quarter due to the payoff of overnight FHLB advances. At June 30, 2012, there were no FHLB advances outstanding. Total deposits increased $34.7 million during the second quarter to $4.6 billion at June 30, 2012. Core deposits increased $90.2 million due to an increase of $86.8 million in noninterest-bearing demand deposits. Time deposits decreased $55.5 million during the second quarter to $865.0 million at June 30, 2012. At June 30, 2012, core deposits totaled $3.7 billion, or 81% of total deposits at that date, and noninterest-bearing demand deposits were $1.9 billion, or 41% of total deposits at that date.

Celtic Capital Corporation Acquisition

        On April 3, 2012, Pacific Western Bank completed the acquisition of Celtic Capital Corporation, or Celtic, an asset-based lending company based in Santa Monica, California. Celtic focuses on providing asset-based loans to borrowers in the $5 million and under loan market in the United States. Pacific Western acquired all of the capital stock of Celtic for $18 million in cash. In addition, the Bank assumed $47 million in outstanding debt, which was repaid on the closing date. At June 30, 2012, Celtic's loan portfolio totaled $60.6 million. The acquisition diversified the Company's loan portfolio, expanded the Company's product lines, and deployed excess liquidity into higher yielding assets. Celtic is operating under the name Celtic Capital Corporation as a subsidiary of Pacific Western Bank.

American Perspective Bank Acquisition

        On August 1, 2012, Pacific Western Bank completed the acquisition of American Perspective Bank ("APB") located in San Luis Obispo, California. Pacific Western Bank acquired all of the capital stock of APB for $58.1 million in cash, or $13.00 per share for each share of common stock of APB.

        At June 30, 2012, APB had $271.0 million in assets, two operating branches located in San Luis Obispo and Santa Maria, California, and a loan production office located in Paso Robles, California. APB serves small-to-medium sized businesses and professionals through those locations. This acquisition is expected to strengthen the Company's presence in the Central Coast region and the loan production office is expected to provide opportunity for expansion and additional growth in that region.

Sale of Branches

        On July 9, 2012, the Company announced that Pacific Western and Opus Bank had entered into a definitive agreement whereby Pacific Western will sell 10 branches to Opus Bank. The branches are located in Los Angeles, San Bernardino, Riverside, and San Diego Counties.

        The transaction will result in the transfer of deposits to Opus Bank in exchange for a blended deposit premium of 2.5% applied to the deposit balances transferred at closing. The deposits of the offices to be sold total approximately $145 million at June 30, 2012. Although certain other immaterial assets related to the branches will be included in the transaction, no loans will be transferred. The transaction is expected to be completed before the end of the year subject to regulatory approval and other customary terms. Although the sale of these branches will not result in any material gain, the annual cost savings, representing noninterest expense less noninterest income, are estimated to be $2.0 million after tax.

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

  Loan and Lease Growth

        We generally seek new lending opportunities in the $500,000 to $15 million range, try to limit loan maturities for commercial loans to one year, for construction loans up to 18 months, and for commercial real estate loans up to ten years, and to price lending products so as to preserve our interest spread and net interest margin. We sometimes encounter strong competition in pursuing lending opportunities such that potential borrowers obtain loans elsewhere at lower rates than those we offer. Our ability to make new loans is dependent on economic factors in our market area, borrower qualifications, competition, and liquidity, among other items. Loan growth remains tepid, as new loan volume is not replacing maturities. We attribute this to the competition for new and maturing loans from money center banks, regional banks and community banks that operate in our market areas. Such competition centers on unreasonably low interest rates and unrestrictive loan terms. Excluding acquired loans, during the second quarter gross loans declined $81.9 million. We continue to retain, however, maturing lending relationships that contribute positively to our profitability and net interest margin, and selectively add new loans that meet our credit and pricing standards.

        We have expanded our commercial loan and lease portfolio through the January 3, 2012 acquisition of Pacific Western Equipment Finance, an equipment leasing provider, and the April 3, 2012 acquisition of Celtic, an asset-based lender. As of June 30, 2012, Equipment Finance had $153.8 million of leases and $12.3 million of leases in process, and Celtic had $60.6 million in gross loans.

  The Magnitude of Credit Losses

        We stress credit quality in originating and monitoring the loans we make and measure our success by the levels of our nonperforming assets, net charge-offs and allowance for credit losses. We maintain an allowance for credit losses on non-covered loans and leases which is the sum of our allowance for loan and lease losses and our reserve for unfunded loan commitments. Provisions for credit losses are charged to operations as and when needed for both on and off balance sheet credit exposure. Loans and leases which are deemed uncollectible are charged off and deducted from the allowance for loan and lease losses. Recoveries on loans and leases previously charged off are added to the allowance for loan and lease losses. The provision for credit losses on the non-covered loan and lease portfolio was based on our allowance methodology and reflected net charge-offs, the levels and trends of nonaccrual and classified loans, and the migration of loans into various risk classifications. A provision for credit losses on the covered loan portfolio may be recorded to reflect decreases in expected cash flows on covered loans compared to those previously estimated.

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

  The Level of Our Noninterest Expense

        Our noninterest expense includes fixed and controllable overhead, the major components of which are compensation, occupancy, data processing, and other professional services. It also includes costs that tend to vary based on the volume of activity, such as OREO expense. We measure success in controlling both fixed and variable costs through monitoring of the efficiency ratio. We calculate the base efficiency ratio by dividing noninterest expense by net revenues (the sum of net interest income plus noninterest income). We also calculate a non-GAAP measure called the "adjusted efficiency ratio." The adjusted efficiency ratio is calculated in the same manner as the base efficiency ratio except that noninterest income is reduced by FDIC loss sharing income and other-than-temporary loss on a covered security and noninterest expense is reduced by OREO expenses and debt termination expense.

        During the three months ended March 31, 2012, the Company incurred $22.6 million of debt termination expense in connection with the repayment of FHLB advances and the early redemption of subordinated debentures; there was no similar debt termination expense in any other quarterly period presented. See calculations in "Results of Operations—Non-GAAP Measurements" contained herein.

        The consolidated base and adjusted efficiency ratios have been as follows:

Three Months Ended	Base Efficiency Ratio	Adjusted Efficiency Ratio
June 30, 2012	64.9%	60.8%
March 31, 2012	97.1%	58.6%
December 31, 2011	60.4%	59.9%
September 30, 2011	67.9%	58.7%
June 30, 2011	58.2%	57.7%

        The base efficiency ratio fluctuations shown in the above table result mostly from the volatility of FDIC loss sharing income (expense) and OREO expenses and, for the second quarter of 2012, from an other-than-temporary impairment loss on a covered security, and for the first quarter of 2012, from the debt termination expense. The adjusted efficiency ratio eliminates (a) the volatility of FDIC loss sharing income (expense) and OREO expenses and (b) an other-than-temporary impairment loss on a covered security and debt termination expense and shows the trend in overhead-related noninterest expense relative to net revenues. See "Results of Operations—Non-GAAP Measurements" for the calculations of the base and adjusted efficiency ratios.

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

Results of Operations

  Non-GAAP Measurements

        Certain discussion in this Form 10-Q contains non-GAAP financial disclosures for tangible common equity, adjusted earnings before income taxes, and adjusted efficiency ratios. The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company's operational performance and to enhance investors' overall understanding of such financial performance. Given the use of tangible common equity amounts and ratio is prevalent among banking regulators, investors and analysts, we disclose our tangible common equity ratio in addition to the equity-to-assets ratio. Also, as analysts and investors view adjusted earnings before income taxes as an indicator of the Company's ability to absorb credit losses, we disclose this amount in addition to net earnings. The methodology of determining tangible common equity and adjusted earnings before income taxes may differ among companies. We disclose the adjusted efficiency ratio as it eliminates (a) the volatility of FDIC loss sharing income and OREO expenses and (b) an other-than-temporary impairment loss on a covered security recognized in the second quarter of 2012 and debt termination expense recognized in the first quarter of 2012 from the base efficiency ratio and shows the trend in overhead-related noninterest expense relative to net revenues.

        These non-GAAP financial measures are presented for supplemental informational purposes only for understanding the Company's operating results and should not be considered a substitute for financial information presented in accordance with United States generally accepted accounting principles ("GAAP"). The following table presents performance amounts and ratios in accordance with

GAAP and a reconciliation of the non-GAAP financial measurements to the GAAP financial measurements.

		Three Months Ended			Six Months Ended June 30,
		June 30, 2012	March 31, 2012	June 30, 2011
Adjusted Earnings Before Income Taxes					2012	2011
		(In thousands)
Net earnings		$15,557	$5,264	$12,841	$20,821	$23,517
Plus:	Total provision for credit losses	(271)	(6,074)	11,390	(6,345)	22,100
	Non-covered OREO expense, net	130	1,821	2,300	1,951	3,003
	Covered OREO expense (income), net	2,130	822	1,205	2,952	(1,373)
	Other-than-temporary impairment loss on covered security	1,115	—	—	1,115	—
	Debt termination expense	—	22,598	—	22,598	—
	Income tax expense	10,413	2,857	9,160	13,270	16,902
Less:	FDIC loss sharing income (expense), net	(102)	(3,579)	5,316	(3,681)	4,146

	Adjusted earnings before income taxes	$29,176	$30,867	$31,580	$60,043	$60,003

		Three Months Ended			Six Months Ended June 30,
		June 30, 2012	March 31, 2012	June 30, 2011
Adjusted Efficiency Ratio					2012	2011
		(Dollars in thousands)
Noninterest expense		$47,585	$68,895	$46,538	$116,480	$87,937
Less:	Non-covered OREO expense	130	1,821	2,300	1,951	3,003
	Covered OREO expense (income), net	2,130	822	1,205	2,952	(1,373)
	Debt termination expense	—	22,598	—	22,598	—

	Adjusted noninterest expense	$45,325	$43,654	$43,033	$88,979	$86,307

Net interest income		$68,413	$67,680	$68,689	$136,093	$134,427
Noninterest income		4,871	3,262	11,240	8,133	16,029

	Net revenues	73,284	70,942	79,929	144,226	150,456
Less:	FDIC loss sharing income (expense), net	(102)	(3,579)	5,316	(3,681)	4,146
	Other-than-temporary impairment loss on covered security	(1,115)	—	—	(1,115)	—

	Adjusted net revenues	$74,501	$74,521	$74,613	$149,022	$146,310

Base efficiency ratio(1)		64.9%	97.1%	58.2%	80.8%	58.4%
Adjusted efficiency ratio(2)		60.8%	58.6%	57.7%	59.7%	59.0%

(1)
Noninterest expense divided by net revenues.

(2)
Adjusted noninterest expense divided by adjusted net revenues.

Tangible Common Equity		June 30, 2012	March 31, 2012	December 31, 2011
		(Dollars in thousands)
PacWest Bancorp Consolidated:
Stockholders' equity		$565,648	$549,645	$546,203
Less:	Intangible assets	78,951	73,524	56,556

	Tangible common equity	$486,697	$476,121	$489,647

Total assets		$5,321,622	$5,448,108	$5,528,237
Less:	Intangible assets	78,951	73,524	56,556

	Tangible assets	$5,242,671	$5,374,584	$5,471,681

	Equity to assets ratio	10.63%	10.09%	9.88%
	Tangible common equity ratio(1)	9.28%	8.86%	8.95%
Book value per share		$15.12	$14.74	$14.66
Tangible book value per share		$13.01	$12.77	$13.14
Shares outstanding		37,402,293	37,298,138	37,254,318
Pacific Western Bank:
Stockholders' equity		$642,553	$627,792	$625,494
Less:	Intangible assets	78,951	73,524	56,556

	Tangible common equity	$563,602	$554,268	$568,938

Total assets		$5,305,170	$5,430,107	$5,512,025
Less:	Intangible assets	78,951	73,524	56,556

	Tangible assets	$5,226,219	$5,356,583	$5,455,469

	Equity to assets ratio	12.11%	11.56%	11.35%
	Tangible common equity ratio(1)	10.78%	10.35%	10.43%

(1)
Calculated as tangible common equity divided by tangible assets.

  Earnings Performance

        Summarized financial information for the periods indicated are as follows:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2012	March 31, 2012	June 30, 2011
				2012	2011
	(Dollars in thousands, except per share data)
Earnings Summary:
Interest income	$72,890	$74,400	$77,196	$147,290	$151,853
Interest expense	(4,477)	(6,720)	(8,507)	(11,197)	(17,426)

Net interest income	68,413	67,680	68,689	136,093	134,427

Provision for credit losses:
Non-covered loans and leases	—	10,000	(5,500)	10,000	(13,300)
Covered loans	271	(3,926)	(5,890)	(3,655)	(8,800)

Total provision	271	6,074	(11,390)	6,345	(22,100)

FDIC loss sharing income (expense), net	(102)	(3,579)	5,316	(3,681)	4,146
Other-than-temporary impairment loss on covered security	(1,115)	—	—	(1,115)	—
Other noninterest income	6,088	6,841	5,924	12,929	11,883

Total noninterest income	4,871	3,262	11,240	8,133	16,029

Non-covered OREO costs, net	(130)	(1,821)	(2,300)	(1,951)	(3,003)
Covered OREO costs, net	(2,130)	(822)	(1,205)	(2,952)	1,373
Debt termination expense	—	(22,598)	—	(22,598)	—
Other noninterest expense	(45,325)	(43,654)	(43,033)	(88,979)	(86,307)

Total noninterest expense	(47,585)	(68,895)	(46,538)	(116,480)	(87,937)

Income tax expense	(10,413)	(2,857)	(9,160)	(13,270)	(16,902)

Net earnings	$15,557	$5,264	$12,841	$20,821	$23,517

Profitability Measures:
Earnings per share:
Basic	$0.42	$0.14	$0.35	$0.57	$0.64
Diluted	$0.42	$0.14	$0.35	$0.57	$0.64
Annualized return on:
Average assets	1.16%	0.38%	0.94%	0.77%	0.87%
Average equity	11.23%	3.83%	10.31%	7.54%	9.65%
Net interest margin	5.60%	5.41%	5.57%	5.50%	5.45%
Base efficiency ratio	64.9%	97.1%	58.2%	64.6%	58.5%
Adjusted efficiency ratio(1)	60.8%	58.6%	57.7%	59.7%	59.0%

(1)
Excludes FDIC loss sharing income (expense), other-than-temporary impairment loss on a covered security, OREO expense, and debt termination expense.

  Second Quarter of 2012 Compared to First Quarter of 2012

        Net earnings for the second quarter of 2012 were $15.6 million, or $0.42 per diluted share, compared to $5.3 million, or $0.14 per diluted share, for the first quarter of 2012.The $10.3 million increase in net earnings for the linked quarters was due primarily to $22.6 million ($13.1 million after tax) of debt termination expense incurred in the first quarter of 2012 on the repayment of $225 million of fixed-rate term FHLB advances and the early redemption of $18.6 million of fixed-rate trust preferred securities; such debt termination expense was not repeated in the second quarter of 2012.

Contributing to the increase in net earnings, the provision for credit losses on covered loans declined $4.2 million ($2.4 million after tax) and FDIC loss sharing income increased $3.5 million ($2.0 million after tax). Offsetting these factors were the zero provision for credit losses on non-covered loans and leases in the second quarter compared to the $10.0 million negative provision in the first quarter ($5.8 million after tax) and the other-than-temporary impairment ("OTTI") loss on a covered security of $1.1 million in the second quarter ($647,000 after tax). Our portion of the OTTI loss is $223,000 ($129,000 after tax) after the 80% loss coverage by the FDIC. The operations of Celtic Capital Corporation, or Celtic, which have been included since the April 3, 2012 acquisition date, contributed $226,000 to second quarter net earnings.

  Second Quarter of 2012 Compared to Second Quarter of 2011

        Net earnings for the second quarter of 2012 were $15.6 million, or $0.42 per diluted share, compared to net earnings of $12.8 million, or $0.35 per diluted share, for the second quarter of 2011. The $2.8 million increase in net earnings was due mostly to an $11.7 million ($6.8 million after tax) decline in the provision for credit losses, the $1.6 million after-tax contribution of the operations of EQF and Celtic, which have been included since their respective acquisition dates in 2012, and a decrease in noninterest expense, excluding EQF and Celtic, of $2.6 million ($1.5 million after tax). These increases in net earnings were offset by a decrease in FDIC loss sharing income of $5.4 million ($3.1 million after tax), OTTI loss on a covered security of $1.1 million ($647,000 after tax), and a decrease in net interest income, excluding EQF and Celtic, of $6.1 million ($3.6 million after tax).

  Six Months of 2012 Compared to Six Months of 2011

        Net earnings were $20.8 million, or $0.57 per diluted share, for the six months ended June 30, 2012 compared to net earnings of $23.5 million, or $0.64 per diluted share, for the six months ended June 30, 2011. The $2.7 million decline in net earnings for the six months ended June 30, 2012 compared to the same period last year was due primarily to the combination of the following:

  •
  $22.6 million ($13.1 million after tax) of debt termination expense incurred in the first quarter of 2012. There was no such item during the six months ended June 30, 2011.

  •
  Lower FDIC loss sharing income of $7.8 million ($4.5 million after tax) and higher net covered OREO expense of $4.3 million ($2.5 million after tax).

  •
  Lower provision for credit losses on non-covered loans of $23.3 million ($13.5 million after tax) and lower provision for credit losses on covered loans of $5.1 million ($3.0 million after tax).

  •
  The $3.3 million contribution of the operations of Celtic and Equipment Finance which have been included since their respective 2012 acquisition dates.

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

        The following tables present, for the periods indicated, the distribution of average assets, liabilities and stockholders' equity, as well as interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities:

	Three Months Ended
	June 30, 2012			March 31, 2012			June 30, 2011
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans and leases, net of unearned income(1)	$3,499,056	$63,312	7.28%	$3,562,766	$64,752	7.31%	$3,815,414	$68,331	7.18%
Investment securities(2)	1,390,080	9,558	2.77%	1,363,067	9,580	2.83%	1,006,008	8,782	3.50%
Deposits in financial institutions	28,478	20	0.28%	103,557	68	0.26%	126,568	83	0.26%
Federal funds sold	10	—	—	—	—	—	—	—	—

Total interest-earning assets	4,917,624	$72,890	5.96%	5,029,390	$74,400	5.95%	4,947,990	$77,196	6.26%

Other assets	463,962			471,177			505,632

Total assets	$5,381,586			$5,500,567			$5,453,622

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest checking deposits	$514,969	$68	0.05%	$513,190	$65	0.05%	$489,952	$245	0.20%
Money market deposits	1,172,050	555	0.19%	1,199,226	567	0.19%	1,217,406	1,529	0.50%
Savings deposits	160,937	12	0.03%	160,958	13	0.03%	149,553	72	0.19%
Time deposits	889,705	2,701	1.22%	942,501	2,959	1.26%	1,092,614	3,672	1.35%

Total interest-bearing deposits	2,737,661	3,336	0.49%	2,815,875	3,604	0.51%	2,949,525	5,518	0.75%
Borrowings	113,233	293	1.04%	239,779	1,925	3.23%	225,044	1,763	3.14%
Subordinated debentures	108,250	848	3.15%	123,393	1,191	3.88%	129,469	1,226	3.80%

Total interest-bearing liabilities	2,959,144	$4,477	0.61%	3,179,047	$6,720	0.85%	3,304,038	$8,507	1.03%

Noninterest-bearing demand deposits	1,824,278			1,719,003			1,608,455
Other liabilities	40,984			49,731			41,683

Total liabilities	4,824,406			4,947,781			4,954,176
Stockholders' equity	557,180			552,786			499,446

Total liabilities and stockholders' equity	$5,381,586			$5,500,567			$5,453,622

Net interest income		$68,413			$67,680			$68,689

Net interest rate spread			5.35%			5.10%			5.23%
Net interest margin			5.60%			5.41%			5.57%
Total deposits	4,561,939			4,534,878			4,557,980
All-in deposit cost(3)			0.29%			0.32%			0.49%

(1)
Includes nonaccrual loans and leases and loan fees.

(2)
The tax-equivalent yield on investment securities was 3.03% for June 30, 2012 and 3.20% for March 31, 2012; the tax-equivalent yield adjustment was not material for June 30, 2011.

(3)
All-in deposit cost is calculated as annualized interest expense on deposits divided by average total deposits.

	Six Months Ended June 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans and leases, net of unearned income(1)(2)	$3,530,911	$128,064	7.29%	$3,903,321	$135,112	6.98%
Investment securities(2)	1,376,573	19,138	2.80%	960,066	16,601	3.49%
Deposits in financial institutions	66,017	88	0.27%	108,011	140	0.26%
Federal funds sold	5	—	—	—	—	—

Total interest-earning assets	4,973,506	$147,290	5.96%	4,971,398	$151,853	6.16%

Other assets	467,571			510,647

Total assets	$5,441,077			$5,482,045

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest checking deposits	$514,079	$133	0.05%	$492,935	$513	0.21%
Money market deposits	1,185,638	1,122	0.19%	1,228,901	3,264	0.54%
Savings deposits	160,947	25	0.03%	145,314	142	0.20%
Time deposits	916,103	5,660	1.24%	1,129,834	7,555	1.35%

Total interest-bearing deposits	2,776,767	6,940	0.50%	2,996,984	11,474	0.77%
Borrowings	176,506	2,218	2.53%	226,077	3,507	3.13%
Subordinated debentures	115,821	2,039	3.54%	129,507	2,445	3.81%

Total interest-bearing liabilities	3,069,094	$11,197	0.73%	3,352,568	$17,426	1.05%

Noninterest-bearing demand deposits	1,771,641			1,595,658
Other liabilities	45,359			42,588

Total liabilities	4,886,094			4,990,814
Stockholders' equity	554,983			491,231

Total liabilities and stockholders' equity	$5,441,077			$5,482,045

Net interest income		$136,093			$134,427

Net interest rate spread			5.23%			5.11%
Net interest margin			5.50%			5.45%
Total deposits	4,548,408			4,592,642
All-in deposit cost(3)			0.31%			0.50%

(1)
Includes nonaccrual loans and loan fees.

(2)
The tax-equivalent yield on investment securities was 3.06% for June 30, 2012; the tax-equivalent yield adjustment was not material for June 30, 2011.

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

        The net interest margin has been impacted by the accelerated accretion of purchase discounts on covered loan payoffs and loans being placed on or removed from nonaccrual status. The effects of such items on the net interest margin are shown in the following table for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2012	March 31, 2012	June 30, 2011
				2012	2011
Net interest margin as reported	5.60%	5.41%	5.57%	5.50%	5.45%
Less:
Accelerated accretion of purchase discounts on covered loan payoffs	0.19%	0.20%	0.38%	0.19%	0.30%
Nonaccrual loan interest	(0.02)%	0.00%	0.02%	(0.01)%	0.01%

Net interest margin as adjusted	5.43%	5.21%	5.17%	5.32%	5.14%

  Second Quarter of 2012 Compared to First Quarter of 2012

        Net interest income was $68.4 million for the second quarter of 2012 compared to $67.7 million for the first quarter of 2012. The $733,000 increase was due mostly to a $2.2 million decrease in interest expense, offset by a $1.4 million decrease in loan and lease interest income. Interest income on loans and leases declined due mainly to lower average loans and leases attributable to repayments and resolution activities, offset in part by the additional interest income on the Celtic portfolio. Interest expense on deposits decreased $268,000 due to lower average time deposits and a lower rate on time deposits. Interest expense on borrowings declined $1.6 million due to lower average borrowings and a lower average rate on such borrowings; we repaid fixed-rate term FHLB advances at the end of the first quarter and replaced a portion of those advances with lower cost overnight FHLB advances. Interest expense on subordinated debentures decreased $343,000 due to the March 2012 redemption of $18.6 million of fixed-rate trust preferred securities.

        Our net interest margin ("NIM") for the second quarter of 2012 was 5.60%, an increase of 19 basis points from the 5.41% reported for the first quarter of 2012. This increase is due mostly to a $111.8 million decrease in average interest-earning assets and lower interest expense. During the second quarter, average loans and leases declined $63.7 million due to repayments and resolution activities and average interest-earning deposits in financial institutions decreased $75.1 million due to the March 2012 repayment of $225.0 million of fixed-rate term FHLB advances, the March 2012 redemption of $18.6 million of fixed-rate trust preferred securities and the April 2012 Celtic acquisition.

        The NIM is impacted by changes in interest income from nonaccrual loans and accelerated accretion on covered loans. Quarter-over-quarter, nonaccrual interest decreased the NIM by 2 basis points and accelerated accretion decreased the NIM by 1 basis point. Accelerated accretion had a 19 basis point positive impact on the second quarter NIM (20 basis points on the first quarter NIM) and nonaccrual interest had a negative impact of 2 basis points on second quarter NIM (no effect on the first quarter NIM). When the effects of nonaccrual loan interest and accelerated accretion are excluded, our core NIMs were 5.43% for the second quarter and 5.21% for the first quarter.

        The yield on average loans and leases decreased 3 basis points to 7.28% for the second quarter of 2012 from 7.31% for the first quarter of 2012. Quarter-over-quarter, accelerated accretion decreased the loan and lease yield by 4 basis points and nonaccrual loans decreased the loan and lease yield by 2 basis points. Accelerated accretion had a 25 basis point positive impact on the second quarter loan and lease yield (29 basis points for the first quarter loan and lease yield) and nonaccrual interest had a negative impact of 2 basis points on the second quarter loan and lease yield (no effect on the first quarter). When the effects of nonaccrual loan interest and accelerated accretion are excluded, our core loan and lease yield was 7.05% for the second quarter and 7.02% for the first quarter.

        All-in deposit cost declined three basis points to 0.29%. The cost of interest-bearing deposits declined two basis points to 0.49% due to the lower rate on average time deposits. The cost of total interest-bearing liabilities declined 24 basis points to 0.61% for the second quarter of 2012 due to the first quarter repayment of $225.0 million of fixed-rate term FHLB advances and the redemption of $18.6 million of fixed-rate trust preferred securities.

  Second Quarter of 2012 Compared to Second Quarter of 2011

        Net interest income was $68.4 million for the second quarter of 2012 compared to $68.7 million for the second quarter of 2011. The $276,000 decline was due primarily to a $5.0 million decline in interest income on loans and leases, offset by a $4.0 million decrease in interest expense and a $776,000 increase in interest income on investment securities. Interest income on loans and leases declined due to lower average loans and leases from repayments and resolution activities, offset partially by a higher yield. Interest income on investment securities increased due mostly to a higher average balance attributable to purchases. Interest expense on deposits declined $2.2 million due mainly to lower rates on all interest-bearing deposits and lower average time deposits. Interest expense on borrowings declined $1.5 million due to lower average borrowings and a lower average rate on such borrowings; we repaid fixed-rate term FHLB advances at the end of the first quarter of 2012 and replaced a portion of those advances with lower cost overnight FHLB advances. Interest expense on subordinated debentures decreased $378,000 due to the March 2012 redemption of $18.6 million of fixed-rate trust preferred securities.

        The NIM increased 3 basis points to 5.60% for the second quarter of 2012 compared to 5.57% for the same period last year due to lower average interest-earning assets, coupled with a higher yielding loan and lease portfolio and lower funding costs. During the second quarter of 2012, average loans and leases declined $316.4 million due to repayments and resolution activities and average interest-earning deposits in financial institutions decreased $98.1 million due to purchases of investment securities, the January 2012 EQF acquisition, the March 2012 repayment of fixed-rate term FHLB advances, the March 2012 redemption of fixed-rate trust preferred securities and the April 2012 Celtic acquisition. These decreases in average interest-earning assets were offset partially by a $384.1 million increase in average investment securities attributable mainly to purchases during the second half of 2011 with the use of excess liquidity.

        The yield on average loans and leases increased 10 basis points to 7.28% for the second quarter of 2012 from 7.18% from the second quarter of 2011, due mostly to the relatively higher yields earned on the Celtic and EQF loan and lease portfolios which were added in 2012. All-in deposit cost declined 20 basis points to 0.29% for the second quarter of 2012 compared to the same period last year. The cost of interest-bearing deposits declined 26 basis points to 0.49% due to lower rates on all interest-bearing deposits. The cost of total interest-bearing liabilities declined 42 basis points to 0.61% due to the reduction in the cost of interest-bearing deposits and lower borrowing costs due to the repayment of higher cost fixed-rate debt in the first quarter of 2012.

  Six Months of 2012 Compared to Six Months of 2011

        Net interest income increased by $1.7 million to $136.1 million during the six months ended June 30, 2012 compared to $134.4 million for the same period last year. This change was due to a $6.2 million decrease in interest expense and a $2.5 million increase in interest on investment securities, offset by a $7.0 million decrease in loan and lease interest income. Interest expense on deposits decreased $4.5 million due to lower rates on all interest-bearing deposits and lower average time deposits. Interest expense on borrowings declined $1.3 million due to lower average borrowings and a lower average rate on such borrowings and interest expense on subordinated debentures decreased $406,000 due to the March 2012 redemption of the trust preferred securities. Interest income on investment securities increased $2.5 million due to purchases. Interest income on loans and leases declined due to lower average loans and leases from repayments and resolution activities, offset partially by a higher yield. The higher loan and lease yield is attributed to the relatively higher yields earned on the Celtic and EQF loan and lease portfolios which were added in 2012.

        The NIM for the first six months of 2012 was 5.50%, an increase of five basis points from 5.45% for the same period last year. The increase was due to lower funding costs and a higher yield on loans and leases, offset by a lower return on the securities portfolio. The accelerated accretion decreased the NIM 11 basis points while the impact of nonaccrual loans decreased the NIM 2 basis points for six months ended June 30, 2012 compared to the same period last year. When the effects of nonaccrual loan interest and accelerated accretion are excluded, our core NIMs were 5.32% for the first half of 2012 and 5.14% for the first half of 2011.

        The yield on average loans and leases increased 31 basis points to 7.29% for the six months ended June 30, 2012 compared to 6.98% for the same period last year. The addition of Celtic's and Equipment Finance's loan and lease portfolios added 24 basis points to the loan and lease yield. All-in deposit cost declined 19 basis points to 0.31% for the first six months of 2012 compared to the same period last year. The cost of interest-bearing deposits declined 27 basis points to 0.50% due to lower rates on all interest-bearing deposits. The cost of total interest-bearing liabilities declined 32 basis points to 0.73% due to the reduction in the cost of interest-bearing deposits and the first quarter of 2012 repayment of FHLB advances and the early redemption of trust preferred securities.

  Provision for Credit Losses

        The following table sets forth the details of the provision for credit losses and allowance for credit losses data for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2012	March 31, 2012	June 30, 2011
				2012	2011
	(Dollars in thousands)
Provision For Credit Losses:
Addition (reduction) to allowance for loan and lease losses	$1,000	$(8,500)	$5,050	$(7,500)	$12,850
Addition (reduction) to reserve for unfunded loan commitments	(1,000)	(1,500)	450	(2,500)	450

Total provision for non-covered loans and leases	—	(10,000)	5,500	(10,000)	13,300
Provision for covered loans	(271)	3,926	5,890	3,655	8,800

Total provision for credit losses	$(271)	$(6,074)	$11,390	$(6,345)	$22,100

Allowance for Credit Losses Data:
Net charge-offs on non-covered loans and leases	$3,706	$2,046	$7,187	$5,752	$15,076
Annualized net charge-offs to non-covered average loans and leases	0.52%	0.29%	0.97%	0.40%	1.00%
At Period End:
Allowance for loan and lease losses	$72,061	$74,767	$96,427
Allowance for credit losses	$78,031	$81,737	$102,552
Allowance for credit losses to non-covered loans and leases, net of unearned income	2.74%	2.85%	3.52%
Allowance for credit losses to non-covered nonaccrual loans and leases	147.9%	169.7%	157.0%

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

        The Company recorded a negative provision for credit losses of $271,000 in the second quarter of 2012, compared to a negative provision for credit losses of $6.1 million for the first quarter of 2012 and $11.4 million for the second quarter of 2011. The provision related to non-covered loans was zero for the second quarter of 2012; this compares to a $10.0 million negative provision for the first quarter of 2012 and a $5.5 million provision for the second quarter of 2011. Net non-covered loan charge-offs were $3.7 million for the second quarter of 2012; this compares to $2.0 million for the first quarter of 2012 and $7.2 million for the second quarter of 2011.

        The allowance for credit losses on non-covered loans was $78.0 million as of June 30, 2012 and represented 2.74% of the non-covered loan balances at that date. This compares to an allowance for credit losses on non-covered loans of $81.7 million, or 2.85% of non-covered loans, as of March 31, 2012 and an allowance for credit losses on non-covered loans of $102.6 million, or 3.52% of non-covered loans, as of June 30, 2011.

        During the second quarter of 2012, we recorded a $271,000 negative provision for credit losses on the covered loan portfolio based on a current analysis of covered loans, which reflected an increase in actual and expected cash flows from previous estimates. The provisions for credit losses on covered loans for the first quarter of 2012 and second quarter of 2011 were $3.9 million and $5.9 million, respectively. The FDIC absorbs 80% of losses on covered loans under the terms of our loss-sharing agreements.

        We made a negative provision for credit losses totaling $6.3 million during the first six months of 2012 compared to a provision of $22.1 million for the same period last year. The Company recorded a negative provision for non-covered loans of $10.0 million for the six months ended June 30, 2012 compared to a provision of $13.3 million for the six months ended June 30, 2011. Net non-covered charge-offs were $5.8 million during the first six months of 2012 compared to $15.1 million for the same period last year. The provision for covered loans was $3.7 million for the six months ended June 30, 2012 compared to $8.8 million for the six months ended June 30, 2011.

        Increased provisions for credit losses may be required in the future based on loan and unfunded commitment growth, the effect that changes in economic conditions, such as inflation, unemployment, market interest rate levels, and real estate values, may have on the ability of our borrowers to repay their loans, and other negative conditions specific to our borrowers' businesses. See further discussion in "Balance Sheet Analysis—Allowance for Credit Losses on Non-Covered Loans" and "Balance Sheet Analysis—Allowance for Credit Losses on Covered Loans" contained herein.

  Noninterest Income

        The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2012	March 31, 2012	June 30, 2011
				2012	2011
	(In thousands)
Service charges on deposit accounts	$3,328	$3,353	$3,400	$6,681	$6,958
Other commissions and fees	2,095	1,883	1,980	3,978	3,700
Gain on sale of loans and leases	403	990	—	1,393	—
Other-than-temporary impairment loss on covered security	(1,115)	—	—	(1,115)	—
Increase in cash surrender value of life insurance	295	365	368	660	747
FDIC loss sharing income (expense), net	(102)	(3,579)	5,316	(3,681)	4,146
Other income	(33)	250	176	217	478

Total noninterest income	$4,871	$3,262	$11,240	$8,133	$16,029

        The following table presents the details of FDIC loss sharing income (expense), net for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2012	March 31, 2012	June 30, 2011
				2012	2011
	(In thousands)
FDIC Loss Sharing Income, Net:
Gain (loss) on FDIC loss sharing asset(1)	$575	$(867)	$8,883	$(292)	$12,817
Net amortization	(1,917)	(2,513)	(1,248)	(4,430)	(1,765)
Loan recoveries shared with FDIC	(1,246)	(839)	(3,242)	(2,085)	(5,513)
Net reimbursement from FDIC for covered OREO write-downs and sales	1,589	634	896	2,223	(1,426)
Other-than-temporary impairment losses on covered security	892	—	—	892	—
Other	5	6	27	11	33

Total FDIC loss sharing income (expense), net	$(102)	$(3,579)	$5,316	$(3,681)	$4,146

(1)
Includes increases related to covered loan loss provisions and decreases for write-offs for covered loans resolved or expected to be resolved at amounts higher than their carrying value.

  Second Quarter of 2012 Compared to First Quarter of 2012 and Second Quarter of 2011

        Noninterest income for the second quarter of 2012 totaled $4.9 million compared to $3.3 million for the first quarter of 2012 and $11.2 million for the second quarter of 2011. The $1.6 million increase for the second quarter of 2012 compared to the prior quarter was due to lower net FDIC loss sharing expense of $3.5 million, offset partially by a $1.1 million OTTI loss on one covered private label collateralized mortgage obligation ("CMO") and a $587,000 decline in gain on sale of leases. All of the OTTI loss was credit-related. The second quarter includes net FDIC loss sharing expense of $102,000 compared to first quarter net FDIC loss sharing expense of $3.6 million; such change was due mostly to higher gains on the FDIC loss sharing asset, higher covered OREO write-downs, and the OTTI loss on a covered private label CMO security. After the 80% loss share on the covered private label CMO, our share of the loss was $223,000. Other noninterest income includes a $160,000 loss on sale of a former branch office building in Arizona.

        The $6.4 million decline in noninterest income for the second quarter of 2012 compared to the same period last year was due primarily to a $5.4 million decrease in net FDIC loss sharing income and a $1.1 million OTTI loss on the covered security recorded in the second quarter of 2012. The decrease in net FDIC loss sharing income reflects a lower provision for credit losses on covered loans and higher amortization of the FDIC loss sharing asset, offset partially by lower loan recoveries shared with the FDIC, higher covered OREO write-downs, and the OTTI loss on the covered security.

  Six Months of 2012 Compared to Six Months of 2011

        Noninterest income for the six months ended June 30, 2012 totaled $8.1 million compared to $16.0 million for the same period last year. This $7.9 million reduction was attributable primarily to a decrease in net FDIC loss sharing income of $7.8 million and a $1.1 million OTTI loss on one covered private label CMO, offset partially by a $1.4 million gain on sale of leases attributable to the operations of Equipment Finance. FDIC loss sharing income (expense), net, decreased due to lower net write-downs on covered assets and higher amortization of the FDIC loss sharing asset.

  Noninterest Expense

        The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2012	March 31, 2012	June 30, 2011
				2012	2011
	(Dollars in thousands)
Compensation	$23,699	$24,187	$21,717	$47,886	$43,646
Occupancy	7,088	7,288	7,142	14,376	14,125
Data processing	2,258	2,280	2,129	4,538	4,604
Other professional services	2,378	1,770	2,505	4,148	4,801
Business development	581	638	595	1,219	1,164
Communications	626	608	834	1,234	1,693
Insurance and assessments	1,323	1,293	1,603	2,616	3,940
Non-covered other real estate owned, net	130	1,821	2,300	1,951	3,003
Covered other real estate owned expense (income), net	2,130	822	1,205	2,952	(1,373)
Intangible asset amortization	1,737	1,735	2,308	3,472	4,615
Acquisition costs	871	25	—	896	—
Debt termination	—	22,598	—	22,598	—
Other expense	4,764	3,830	4,200	8,594	7,719

Total noninterest expense	$47,585	$68,895	$46,538	$116,480	$87,937

        The following tables present the components of OREO expense, net for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2012	March 31, 2012	June 30, 2011
				2012	2011
	(In thousands)
Non-Covered OREO Expense:
Provision for losses	$101	$752	$1,897	$853	$2,279
Maintenance costs	357	1,027	400	1,384	873
(Gain) loss on sale	(328)	42	3	(286)	(149)

Total non-covered OREO expense, net	$130	$1,821	$2,300	$1,951	$3,003

Covered OREO Expense:
Provision for losses	$2,704	$2,229	$1,565	$4,933	$2,455
Maintenance costs	143	69	86	212	410
Gain on sale	(717)	(1,476)	(446)	(2,193)	(4,238)

Total covered OREO expense, net	$2,130	$822	$1,205	$2,952	$(1,373)

  Second Quarter of 2012 Compared to First Quarter of 2012

        Noninterest expense decreased $21.3 million to $47.6 million during the second quarter of 2012 compared to $68.9 million for the first quarter of 2012. The decrease was due mostly to $22.6 million in debt termination expense incurred in the first quarter for the early repayments of FHLB advances and trust preferred securities; there was no such expense during the second quarter. Excluding the debt termination expense, noninterest expense increased $1.3 million, of which $1.2 million relates to the Celtic acquisition that closed on April 3, 2012. Covered OREO expense increased $1.3 million due mostly to lower gains on sales of $759,000 and higher write-downs of $475,000. Other expense includes a $595,000 lawsuit settlement charge; there is no similar expense in the other periods presented. Acquisition costs increased $846,000 and relate to due diligence costs, success fees and other professional fees for the Celtic and American Perspective Bank acquisitions. Other professional services increased $573,000 due primarily to higher legal costs on loan workouts. These increases were offset by a decline in non-covered OREO expense of $1.7 million due to lower maintenance costs of $670,000, lower write-downs of $651,000, and higher gains on sales of $370,000.

        Noninterest expense includes the following non-cash items: (a) amortization of time-based restricted stock, which is included in compensation, and (b) intangible asset amortization. Amortization of restricted stock totaled $1.3 million, $1.6 million, and $2.1 million for the second quarter of 2012, first quarter of 2012, and second quarter of 2011, respectively. Intangible asset amortization totaled $1.7 million, $1.7 million, and $2.3 million for the second quarter of 2012, first quarter of 2012, and second quarter of 2011, respectively.

  Second Quarter of 2012 Compared to Second Quarter of 2011

        Noninterest expense increased $1.1 million to $47.6 million for the second quarter of 2012 compared to $46.5 million for the same period of 2011, of which $3.6 million related to the Celtic and EQF acquisitions in 2012. Excluding the Celtic and EQF overhead costs and other acquisition costs, noninterest expense declined $3.5 million. This decline was due to lower non-covered OREO expense of $2.2 million, intangible asset amortization of $705,000, compensation expense of $579,000, and insurance and assessments of $290,000. Non-covered OREO expense declined due mostly to lower write-downs of $1.8 million and higher gains on sales of $331,000. Intangible asset amortization declined due to certain intangibles being fully amortized. Compensation cost declined due to lower incentive costs, including restricted stock and other incentives, and higher deferred loan origination costs. The decrease in insurance and assessments resulted primarily from the revised deposit insurance assessment formula. These factors were offset partially by a $925,000 increase in covered OREO expense due mostly to higher write-downs of $1.1 million offset partially by higher gains on sales of $271,000.

  Six Months of 2012 Compared to Six Months of 2011

        Noninterest expense increased $28.6 million to $116.5 million during the six months ended June 30, 2012 compared to $87.9 million for the same period last year. The increase was due mostly to $22.6 million in debt termination expense incurred in the first quarter of 2012 for the early repayments of FHLB advances and trust preferred securities. No such expense was incurred in the prior year period. Excluding the debt termination expense, noninterest expense increased $6.0 million, due entirely to the Celtic and EQF acquisitions in 2012. Excluding debt termination expense, the Celtic and EQF overhead costs and other acquisition costs, noninterest expense declined $858,000. Covered OREO expense increased $4.3 million due mostly to higher write-downs of $2.5 million and lower gains on sales of $2.0 million. The majority of the other expense categories declined. Insurance and assessments decreased $1.3 million, non-covered OREO expense decreased $1.1 million and CDI amortization decreased $1.3 million. The decrease in insurance and assessments resulted primarily from the revised deposit insurance assessment formula. The decrease in non-covered OREO expense was due to lower write-downs of $1.4 million, offset partially by higher maintenance costs of $511,000. The decrease in CDI amortization relates to certain intangibles being fully amortized.

        Amortization of restricted stock totaled $2.9 million and $4.1 million for the six months ended June 30, 2012 and 2011, respectively. Intangible asset amortization totaled $3.5 million and $4.6 million for the same year-to-date periods, respectively.

  Income Taxes

        The effective tax rate for the second quarter of 2012 was 40.1% compared to 35.2% for the first quarter of 2012 and 41.6% in the second quarter of 2011. The effective tax rates for the six months ended June 30, 2012 and 2011 were 38.9% and 41.8%, respectively. The lower rates in the first quarter of 2012 and first six months of 2012 resulted from a higher proportion of tax credits and tax exempt income to pre-tax income. The Company operates primarily in the Federal and California jurisdictions and the blended statutory tax rate for Federal and California is 42%.

Business Segments

        PacWest Bancorp is a bank holding company with the principal business to serve as the holding company for our banking subsidiary, Pacific Western Bank. Pacific Western Bank is a full service commercial bank offering a broad range of banking products and services, including equipment leasing and asset-based commercial loans. At June 30, 2012 the Company's reportable segments consist of "Banking", "Asset Financing", and "Other". Other consists of the PacWest Bancorp holding company and other elimination and reconciliation entries.

        The Bank's asset-based lending products are offered primarily through 3 business units: (1) First Community Financial ("FCF"), a division of the Bank, based in Phoenix, Arizona; (2) BFI Business Finance ("BFI"), a wholly-owned subsidiary of the Bank, based in San Jose, California; and (3) Celtic Capital Corporation ("Celtic"), a wholly-owned subsidiary of the Bank acquired on April 3, 2012, based in Santa Monica, California. The Bank's leasing products are offered through Pacific Western Equipment Finance ("EQF"), a division of the Bank acquired on January 3, 2012, based in Midvale, Utah. The operations of these divisions and subsidiaries represent the Company's "Asset Financing" segment.

        With the acquisitions of EQF in January 2012 and Celtic in April 2012, we expanded our asset-based lending operations, both in terms of size and product diversification by adding equipment leasing, and determined that our asset financing operations met the threshold to be a reportable segment.

        All prior period balances have been reclassified to reflect the change in structure.

        The accounting policies of the reported segments are the same as those of the Company described in Note 1, "Nature of Operations and Summary of Significant Accounting Policies." Transactions between segments consist primarily of borrowed funds. Intersegment borrowing transactions that resulted in intersegment profits were eliminated for reporting consolidated results of operations. The Company allocated certain centrally provided services to the operating segments based upon estimated usage of those services.

        The following tables present information regarding our business segments as of and for the periods indicated:

	June 30, 2012
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Non-covered loans and leases, net of unearned income	$2,461,803	$382,488	$—	$2,844,291
Allowance for loan and lease losses	(69,296)	(2,765)	—	(72,061)

Non-covered loans and leases, net	2,392,507	379,723	—	2,772,230
Covered loans, net	608,949	—	—	608,949

Total loans and leases, net	$3,001,456	$379,723	$—	$3,381,179

Goodwill and other intangibles(1)	$53,245	$25,706	$—	$78,951
Total assets	$4,876,271	$428,899	$16,452	$5,321,622
Total deposits	$4,604,387	$—	$(13,058)	$4,591,329

(1)
Other intangibles include only core deposit and customer relationship intangibles. Non-compete agreements, tradenames, and favorable lease rights intangibles are included in other assets on the consolidated balance sheets.

	June 30, 2011
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Non-covered loans and leases, net of unearned income	$2,758,979	$154,157	$—	$2,913,136
Allowance for loan and lease losses	(93,767)	(2,660)	—	(96,427)

Non-covered loans and leases, net	2,665,212	151,497	—	2,816,709
Covered loans, net	805,952	—	—	805,952

Total loans and leases, net	$3,471,164	$151,497	$—	$3,622,661

Goodwill and other intangibles(1)	$60,369	$—	$—	$60,369
Total assets	$5,218,978	$159,310	$16,437	$5,394,725
Total deposits	$4,506,739	$—	$(20,244)	$4,486,495

(1)
Other intangibles include only core deposit and customer relationship intangibles. Tradenames and favorable lease rights intangibles are included in other assets on the consolidated balance sheets.

	Three Months Ended June 30, 2012
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$62,045	$10,845	$—	$72,890
Intersegment interest expense	630	(630)	—	—
Other interest expense	(3,404)	(225)	(848)	(4,477)

Net interest income	59,271	9,990	(848)	68,413

Provision for credit losses	371	(100)	—	271

Noninterest income	4,133	713	25	4,871

Intangible asset amortization	(1,603)	(134)	—	(1,737)
Other noninterest expense(1)	(38,088)	(6,444)	(1,316)	(45,848)

Total noninterest expense	(39,691)	(6,578)	(1,316)	(47,585)

Earnings (loss) before income taxes	24,084	4,025	(2,139)	25,970
Income taxes	(9,563)	(1,750)	900	(10,413)

Net earnings (loss)	$14,521	$2,275	$(1,239)	$15,557

(1)
The Asset Financing segment includes $348,000 for amortization of non-compete agreements and tradenames.

	Three Months Ended June 30, 2011
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$72,603	$4,593	$—	$77,196
Intersegment interest expense	317	(317)	—	—
Other interest expense	(7,281)	—	(1,226)	(8,507)

Net interest income	65,639	4,276	(1,226)	68,689

Provision for credit losses	(11,340)	(50)	—	(11,390)

Noninterest income	11,023	177	40	11,240

Intangible asset amortization	(2,226)	(82)	—	(2,308)
Other noninterest expense(1)	(39,144)	(2,872)	(2,214)	(44,230)

Total noninterest expense	(41,370)	(2,954)	(2,214)	(46,538)

Earnings (loss) before income taxes	23,952	1,449	(3,400)	22,001
Income taxes	(10,043)	(618)	1,501	(9,160)

Net earnings (loss)	$13,909	$831	$(1,899)	$12,841

(1)
The Asset Financing segment includes $24,000 for amortization of non-compete agreements.

	Six Months Ended June 30, 2012
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$127,528	$19,762	$—	$147,290
Intersegment interest expense	1,153	(1,153)	—	—
Other interest expense	(8,715)	(443)	(2,039)	(11,197)

Net interest income	119,966	18,166	(2,039)	136,093

Provision for credit losses	6,445	(100)	—	6,345

Noninterest income	6,191	1,879	63	8,133

Intangible asset amortization	(3,311)	(161)	—	(3,472)
Debt termination expense	(24,195)	—	1,597	(22,598)
Other noninterest expense(1)	(76,440)	(11,256)	(2,714)	(90,410)

Total noninterest expense	(103,946)	(11,417)	(1,117)	(116,480)

Earnings (loss) before income taxes	28,656	8,528	(3,093)	34,091
Income taxes	(10,921)	(3,650)	1,301	(13,270)

Net earnings (loss)	$17,735	$4,878	$(1,792)	$20,821

(1)
The Asset Financing segment includes $644,000 for amortization of non-compete agreements and tradenames.

	Six Months Ended June 30, 2011
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$142,863	$8,990	$—	$151,853
Intersegment interest expense	609	(609)	—	—
Other interest expense	(14,981)	—	(2,445)	(17,426)

Net interest income	128,491	8,381	(2,445)	134,427

Provision for credit losses	(22,050)	(50)	—	(22,100)

Noninterest income	15,581	369	79	16,029

Intangible asset amortization	(4,451)	(164)	—	(4,615)
Other noninterest expense(1)	(73,088)	(5,664)	(4,570)	(83,322)

Total noninterest expense	(77,539)	(5,828)	(4,570)	(87,937)

Earnings (loss) before income taxes	44,483	2,872	(6,936)	40,419
Income taxes	(18,664)	(1,226)	2,988	(16,902)

Net earnings (loss)	$25,819	$1,646	$(3,948)	$23,517

(1)
The Asset Financing segment includes $47,000 for amortization of non-compete agreements.

  Second Quarter 2012 Compared to Second Quarter of 2011

        Net earnings for the Banking segment increased $612,000 for the second quarter of 2012 to $14.5 million, compared to $13.9 million. The increase in net earnings was due mostly to an $11.7 million ($6.8 million after tax) decline in provision for credit losses and a $1.7 million ($974,000 after tax) decrease in noninterest expense, offset by a decrease in net interest income of $6.4 million ($3.7 million after tax), a decrease in FDIC loss sharing income of $5.4 million ($3.1 million after tax), and an OTTI loss on a covered security of $1.1 million ($647,000 after tax). The second quarter 2012 net interest income for the Banking segment deceased due to lower average interest-earning assets and a lower yield on such assets. Average interest-earning assets declined $248.3 million due to lower average loans. The yield on average interest-earning assets was 5.48% for the second quarter of 2012 compared to 6.07% for the same quarter last year. The net interest margin attributed to the Banking segment was 5.24% for the second quarter of 2012 compared to 5.48% for the same quarter last year. The decrease in noninterest expense is due mostly to lower non-covered OREO costs, higher acquisition costs and higher other costs. Other costs in the second quarter of 2012 include a legal settlement of $595,000; there is no similar amount in the 2011 period.

        For further information on the Banking segment regarding results of operations, loans, credit quality, deposits and liquidity, see the sections titled "Results of Operations" and "Balance Sheet Analysis" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Net earnings for the Asset Financing segment increased $1.4 million for the second quarter of 2012 to $2.3 million, compared to $831,000 for the second quarter of 2011. The 2012 EQF and Celtic acquisitions accounted for $1.1 million of this increase. The remaining increase in net earnings was mainly due to fully amortized intangibles and lower compensation expense in 2012. The second quarter 2012 net interest income for the Asset Financing segment increased $5.7 million, to $10.0 million, compared to $4.3 million for the same period in 2011. The EQF and Celtic acquisitions accounted for $5.5 million of this increase, as average earning assets increased $217.9 million to $365.6 million in the second quarter of 2012 from $147.7 million for the second quarter of 2011. The yield on average earning assets was 11.93% for the second quarter of 2012 compared to 12.47% for the same quarter last year. Noninterest income increased $536,000, of which $403,000 represented gain on sale of leases; EQF occasionally sells newly originated leases that do not meet its credit standards. Noninterest expense for the Asset Financing segment increased $3.6 million. EQF and Celtic combined added $4.0 million of noninterest expense, while compensation and intangible asset amortization in the other financing units decreased.

        The net loss for the Other segment decreased $660,000 for the second quarter of 2012 as compared to second quarter 2011. Such decrease was the result of reduced interest expense from the pay down of subordinated debentures, as well as reduced compensation and other noninterest expense. The Other segment consists principally of holding company operations which result in expenses principally for compensation, facilities, professional services and interest on subordinated debentures.

  Six Months of 2012 Compared to Six Months of 2011

        Net earnings for the Banking segment decreased $8.1 million for the first six months of 2012 to $17.7 million, compared to $25.8 million. The decrease in net earnings was due mostly to a $24.2 million ($14.0 million after tax) debt termination expense recognized in 2012 with no similar charge in 2011, lower net interest income of $8.5 million ($5.0 million after tax), lower FDIC loss sharing income of $7.8 million ($4.5 million after tax), and higher covered OREO expense of $4.3 million ($2.5 million after tax), offset by lower provision for credit losses on covered and non-covered loans of $28.5 million ($16.5 million after tax).

        For further information on the banking segment regarding results of operations, loans, credit quality, deposits and liquidity, see the sections titled "Results of Operations" and "Balance Sheet Analysis" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Net earnings for the Asset Financing segment increased $3.2 million for the first six months of 2012 compared to 2011. The 2012 EQF and Celtic acquisitions account for $2.6 million of this increase. The remaining increase in net earnings was due in part to increased interest income and lower intangible asset amortization and compensation expense in 2012. Net interest income for the Asset Financing segment increased $9.8 million, of which $9.4 million related to the EQF and Celtic acquisitions. Noninterest income increased $1.5 million, all of which related to EQF and Celtic, including a $1.4 million gain on sale of leases. Total noninterest expense for the Asset Financing segment increased by $5.6 million. EQF and Celtic combined added $6.3 million of noninterest expense, while compensation and intangible asset amortization in the other financing units decreased.

        The net loss for the Other segment decreased $2.2 million for the first half of 2012 as compared to the same period in 2011. This decrease was the result of reduced interest expense of $227,000 after taxes from the pay down of subordinated debentures, gain on debt termination of $894,000 after taxes, and lower compensation and other professional services in 2012.

Balance Sheet Analysis

  Total Gross Loans and Leases

        The following table presents the balance of our total gross loans and leases by portfolio segment and class as of the dates indicated:

	June 30, 2012		March 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)		(Dollars in thousands)
Real estate mortgage:
Hospitality	$140,537	4%	$146,422	4%	$147,346	4%
SBA 504	56,725	2%	57,560	2%	58,377	2%
Other	2,282,512	65%	2,391,723	66%	2,513,099	69%

Total real estate mortgage	2,479,774	71%	2,595,705	72%	2,718,822	75%

Real estate construction:
Residential	38,911	1%	41,367	1%	39,190	1%
Commercial	122,321	3%	118,128	3%	120,787	3%

Total real estate construction	161,232	4%	159,495	4%	159,977	4%

Total real estate loans	2,641,006	75%	2,755,200	76%	2,878,799	79%

Commercial:
Collateralized	389,086	11%	442,145	12%	438,828	12%
Unsecured	76,769	2%	69,284	2%	79,739	2%
Asset-based	228,079	6%	147,181	4%	149,987	4%
SBA 7(a)	26,064	1%	27,721	1%	28,995	1%

Total commercial	719,998	20%	686,331	19%	697,549	19%

Leases	153,793	4%	153,845	4%	—	—
Consumer	17,810	1%	16,511	—	24,446	1%
Foreign	17,017	—	18,752	1%	20,932	1%

Total gross loans and leases	$3,549,624	100%	$3,630,639	100%	$3,621,726	100%

        The following table presents the composition of our total real estate mortgage loan portfolio as of the dates indicated:

	June 30, 2012		March 31, 2012		December 31, 2011
Loan Category	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$371,960	15.0%	$383,975	14.8%	$401,249	14.8%
Retail	353,148	14.2%	376,065	14.5%	401,166	14.8%
Office buildings	326,484	13.2%	362,468	14.0%	366,655	13.4%
Owner-occupied	224,502	9.1%	234,718	9.1%	251,144	9.2%
Hotel	140,537	5.7%	146,422	5.7%	147,346	5.4%
Healthcare	131,964	5.3%	132,850	5.1%	148,476	5.5%
Mixed use	55,866	2.3%	60,186	2.3%	61,588	2.3%
Gas station	36,269	1.5%	36,517	1.4%	39,716	1.5%
Self storage	72,789	2.9%	75,565	2.9%	75,941	2.8%
Restaurant	18,559	0.7%	24,162	0.9%	25,081	0.9%
Land acquisition/development	22,051	0.9%	13,953	0.5%	14,015	0.5%
Unimproved land	13,250	0.5%	13,880	0.5%	3,121	0.1%
Other	204,647	8.3%	207,860	8.0%	221,391	8.1%

Total commercial real estate mortgage	1,972,026	79.6%	2,068,621	79.7%	2,156,889	79.3%

Residential real estate mortgage:
Multi-family	309,345	12.5%	329,128	12.7%	344,499	12.7%
Single family owner-occupied	124,695	5.0%	121,094	4.7%	127,457	4.7%
Single family nonowner-occupied	32,773	1.3%	34,687	1.3%	44,965	1.7%
Mixed use	2,879	0.1%	2,900	0.1%	2,918	0.1%
HELOCs	38,056	1.5%	39,275	1.5%	42,094	1.5%

Total residential real estate mortgage	507,748	20.4%	527,084	20.3%	561,933	20.7%

Total gross real estate mortgage loans	$2,479,774	100.0%	$2,595,705	100.0%	$2,718,822	100.0%

        The following table presents the balance of our total gross loans and leases by portfolio segment and class, showing the non-covered and covered components, at the date indicated:

	June 30, 2012
	Total Loans		Non-Covered Loans		Covered Loans
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$140,537	4%	$137,621	5%	$2,916	—
SBA 504	56,725	2%	56,725	2%	—	—
Other	2,282,512	65%	1,634,431	57%	648,081	93%

Total real estate mortgage	2,479,774	71%	1,828,777	64%	650,997	93%

Real estate construction:
Residential	38,911	1%	31,253	1%	7,658	1%
Commercial	122,321	3%	97,854	3%	24,467	3%

Total real estate construction	161,232	4%	129,107	4%	32,125	4%

Total real estate loans	2,641,006	75%	1,957,884	68%	683,122	97%

Commercial:
Collateralized	389,086	11%	370,857	13%	18,229	3%
Unsecured	76,769	2%	76,044	3%	725	—
Asset-based	228,079	6%	228,079	8%	—	—
SBA 7(a)	26,064	1%	26,064	1%	—	—

Total commercial	719,998	20%	701,044	25%	18,954	3%

Leases	153,793	4%	153,793	5%	—	—
Consumer	17,810	1%	17,151	1%	659	—
Foreign	17,017	—	17,017	1%	—	—

Total gross loans and leases	$3,549,624	100%	2,846,889	100%	702,735	100%

Less:
Unearned income			(2,598)		—
Discount			—		(62,323)
Allowance			(72,061)		(31,463)

Total net loans and leases			$2,772,230		$608,949

  Non-Covered Loans and Leases

        The following table presents the balance of our non-covered loans and leases by portfolio segment and class as of the dates indicated:

	June 30, 2012		March 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)		(Dollars in thousands)
Real estate mortgage:
Hospitality	$137,621	5%	$143,491	5%	$144,402	5%
SBA 504	56,725	2%	57,560	2%	58,377	2%
Other	1,634,431	57%	1,695,001	59%	1,779,685	63%

Total real estate mortgage	1,828,777	64%	1,896,052	66%	1,982,464	70%

Real estate construction:
Residential	31,253	1%	25,454	1%	17,669	1%
Commercial	97,854	3%	92,850	3%	95,390	3%

Total real estate construction	129,107	4%	118,304	4%	113,059	4%

Total real estate loans	1,957,884	68%	2,014,356	70%	2,095,523	74%

Commercial:
Collateralized	370,857	13%	421,996	15%	414,020	15%
Unsecured	76,044	3%	68,543	2%	78,937	3%
Asset-based	228,079	8%	147,181	5%	149,987	5%
SBA 7(a)	26,064	1%	27,721	1%	28,995	1%

Total commercial	701,044	25%	665,441	23%	671,939	24%

Leases	153,793	5%	153,845	5%	—	—
Consumer	17,151	1%	15,826	1%	23,711	1%
Foreign	17,017	1%	18,752	1%	20,932	1%

Total gross non-covered loans and leases	$2,846,889	100%	$2,868,220	100%	$2,812,105	100%

        With the acquisition of EQF on January 3, 2012, we added the class category of "leases." We are accounting for the leases in accordance with the accounting requirements for purchased non-impaired loans.

        The following table presents the composition of our non-covered real estate mortgage loan portfolio as of the dates indicated:

	June 30, 2012		March 31, 2012		December 31, 2011
Loan Category	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$344,380	18.8%	$352,033	18.6%	$367,494	18.5%
Retail	253,201	13.8%	266,411	14.1%	286,691	14.5%
Office buildings	257,703	14.1%	288,105	15.2%	290,074	14.6%
Owner-occupied	204,179	11.2%	210,055	11.1%	226,307	11.4%
Hotel	137,621	7.5%	143,491	7.6%	144,402	7.3%
Healthcare	117,418	6.4%	117,440	6.2%	131,625	6.7%
Mixed use	48,915	2.7%	52,510	2.8%	53,855	2.7%
Gas station	30,328	1.7%	30,545	1.6%	33,715	1.7%
Self storage	19,602	1.1%	23,036	1.2%	23,148	1.2%
Restaurant	16,795	0.9%	21,670	1.1%	22,549	1.1%
Land acquisition/development	22,051	1.2%	13,953	0.7%	14,015	0.7%
Unimproved land	11,516	0.6%	12,137	0.6%	1,369	0.1%
Other	190,761	10.4%	193,920	10.2%	206,504	10.4%

Total commercial real estate mortgage	1,654,470	90.4%	1,725,306	91.0%	1,801,748	90.9%

Residential real estate mortgage:
Multi-family	93,586	5.1%	95,263	5.0%	93,866	4.7%
Single family owner-occupied	39,483	2.2%	33,749	1.8%	32,209	1.6%
Single family nonowner-occupied	8,862	0.5%	8,314	0.4%	19,341	1.0%
HELOCs	32,376	1.8%	33,420	1.8%	35,300	1.8%

Total residential real estate mortgage	174,307	9.6%	170,746	9.0%	180,716	9.1%

Total gross non-covered real estate mortgage loans	$1,828,777	100.0%	$1,896,052	100.0%	$1,982,464	100.0%

        The largest subset of the "Other" commercial real estate mortgage category is for fixed base operators at airports with a balance of $39.4 million, or 20.6% of the total in "Other".

  Covered Loans

        The following table presents the composition of our covered loans as of the dates indicated:

	June 30, 2012		March 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)		(Dollars in thousands)
Real estate mortgage:
Hospitality	$2,916	—	$2,931	—	$2,944	—
Other	648,081	93%	696,722	92%	733,414	91%

Total real estate mortgage	650,997	93%	699,653	92%	736,358	91%

Real estate construction:
Residential	7,658	1%	15,913	2%	21,521	3%
Commercial	24,467	3%	25,278	3%	25,397	3%

Total real estate construction	32,125	4%	41,191	5%	46,918	6%

Total real estate loans	683,122	97%	740,844	97%	783,276	97%

Commercial:
Collateralized	18,229	3%	20,149	3%	24,808	3%
Unsecured	725	—	741	—	802	—

Total commercial	18,954	3%	20,890	3%	25,610	3%

Consumer	659	—	685	—	735	—

Total gross covered loans	702,735	100%	762,419	100%	809,621	100%

Discount	(62,323)		(66,312)		(75,323)
Allowance for loan losses	(31,463)		(35,810)		(31,275)

Covered loans, net	$608,949		$660,297		$703,023

        The following table presents our gross covered real estate mortgage loan portfolio as of the dates indicated:

	June 30, 2012		March 31, 2012		December 31, 2011
Loan Category	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$27,580	4.2%	$31,942	4.6%	$33,755	4.6%
Retail	99,947	15.4%	108,477	15.5%	113,289	15.4%
Office buildings	68,781	10.6%	75,540	10.8%	77,767	10.6%
Owner-occupied	20,323	3.1%	24,663	3.5%	24,837	3.4%
Hotel	2,916	0.4%	2,931	0.4%	2,944	0.4%
Healthcare	14,546	2.2%	15,410	2.2%	16,851	2.3%
Mixed use	6,951	1.1%	7,676	1.1%	7,733	1.1%
Gas station	5,941	0.9%	5,972	0.9%	6,001	0.8%
Self storage	53,187	8.2%	52,529	7.5%	52,793	7.2%
Restaurant	1,764	0.3%	2,492	0.4%	2,532	0.3%
Unimproved land	1,734	0.3%	1,743	0.2%	1,752	0.2%
Other	13,886	2.1%	13,940	2.0%	14,887	2.0%

Total commercial real estate mortgage	317,556	48.8%	343,315	49.1%	355,141	48.3%

Residential real estate mortgage:
Multi-family	215,759	33.1%	233,865	33.4%	250,633	34.0%
Single family owner-occupied	85,212	13.1%	87,345	12.5%	95,248	12.9%
Single family nonowner-occupied	23,911	3.7%	26,373	3.8%	25,624	3.5%
Mixed use	2,879	0.4%	2,900	0.4%	2,918	0.4%
HELOCs	5,680	0.9%	5,855	0.8%	6,794	0.9%

Total residential real estate mortgage	333,441	51.2%	356,338	50.9%	381,217	51.7%

Total gross covered real estate mortgage loans	$650,997	100.0%	$699,653	100.0%	$736,358	100.0%

        The loans acquired in the Los Padres and Affinity acquisitions are covered by loss sharing agreements with the FDIC and we will be reimbursed for a substantial portion of any future losses. Through June 30, 2012, gross losses for Los Padres covered assets totaled $52.8 million and gross losses for Affinity covered assets totaled $152.3 million. Of this total of $205.1 million in losses, we have received payment from the FDIC of $158.2 million, which represented 80% of our losses, and we expect to receive $5.9 million for recently submitted claims.

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

        At June 30, 2012, the allowance for credit losses on non-covered loans and leases totaled $78.0 million, a $3.7 million decrease from the allowance at March 31, 2012, and was comprised of the allowance for loan and lease losses of $72.0 million and the reserve for unfunded loan commitments of $6.0 million. During the three months ended June 30, 2012, the Company recorded $3.7 million in net charge-offs and a zero provision for credit losses.

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

        Specifically, our allowance methodology contains three key elements: (i) amounts based on specific evaluations of impaired loans and leases; (ii) amounts of estimated losses on several pools of loans categorized by risk rating and loan type; and (iii) amounts for environmental and general economic factors that indicate probable losses were incurred but were not captured through the other elements of our allowance process. For loans and leases measured at fair value on the acquisition date, our allowance methodology captures deterioration in credit quality of such acquired assets experienced after the purchase date.

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

        Our loan and lease portfolio, excluding impaired loans and leases which are evaluated individually, is categorized into several pools for purposes of determining allowance amounts by pool. The pools we currently evaluate are: commercial real estate construction, residential real estate construction, SBA real estate, hospitality real estate, real estate other, commercial collateralized, commercial unsecured, SBA commercial, consumer, foreign, asset-based and leasing. Within these loan pools, we then evaluate loans not adversely classified, which we refer to as "pass" credits, separately from adversely classified loans. The adversely classified loans are further grouped into three credit risk rating categories: "special mention," "substandard" and "doubtful," which we define as follows:

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

        At June 30, 2012, in the event that 1% of our non-covered loans and leases were downgraded one credit risk rating category for each category (e.g., 1% of the "pass" category moved to the "special mention" category, 1% of the "special mention" category moved to "substandard" category, and 1% of the "substandard" category moved to the "doubtful" category within our current allowance methodology), the allowance for credit losses would have increased by approximately $1.2 million. In the event that 5% of our non-covered loans and leases were downgraded one credit risk category, the allowance for credit losses would increase by approximately $5.8 million. Given current processes employed by the Company, management believes that the credit risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different conclusions that could be significant to the Company's financial statements. In addition, current credit risk ratings are subject to change as we continue to review loans within our portfolio and as our borrowers are impacted by economic trends within their market areas.

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

        The following table presents information regarding the allowance for credit losses on non-covered loans and leases as of the dates indicated:

	June 30, 2012	March 31, 2012	December 31, 2011	June 30, 2011
	(Dollars in thousands)
Allowance for loan and lease losses	$72,061	$74,767	$85,313	$96,427
Reserve for unfunded loan commitments	5,970	6,970	8,470	6,125

Total allowance for credit losses	$78,031	$81,737	$93,783	$102,552

Allowance for credit losses to loans and leases, net of unearned income	2.74%	2.85%	3.34%	3.52%
Allowance for credit losses to nonaccrual loans and leases	147.9%	169.7%	161.0%	157.0%
Allowance for credit losses to nonperforming assets	82.6%	86.6%	87.9%	87.3%

        The following table presents the changes in our allowance for credit losses on non-covered loans and leases for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2012	March 31, 2012	June 30, 2011
				2012	2011
	(In thousands)
Allowance for credit losses, beginning of period	$81,737	$93,783	$104,239	$93,783	$104,328
Provision for credit losses	—	(10,000)	5,500	(10,000)	13,300
Net charge-offs	(3,706)	(2,046)	(7,187)	(5,752)	(15,076)

Allowance for credit losses, end of period	$78,031	$81,737	$102,552	$78,031	$102,552

        The following table presents the changes in our allowance for loan and lease losses on non-covered loans and leases for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2012	March 31, 2012	June 30, 2011
				2012	2011
	(Dollars in thousands)
Allowance for loan and lease losses, beginning of period	$74,767	$85,313	$98,564	$85,313	$98,653
Loans charged off:
Real estate mortgage	(2,583)	(2,190)	(4,354)	(4,773)	(5,566)
Real estate construction	—	—	(1,193)	—	(5,838)
Commercial	(1,352)	(871)	(2,609)	(2,223)	(5,730)
Consumer	(34)	(199)	(1,165)	(233)	(1,325)

Total loans charged off	(3,969)	(3,260)	(9,321)	(7,229)	(18,459)

Recoveries on loans charged off:
Real estate mortgage	43	329	27	372	124
Real estate construction	14	10	896	24	988
Commercial	190	824	308	1,014	925
Consumer	16	31	890	47	1,301
Foreign	—	20	13	20	45

Total recoveries on loans charged off	263	1,214	2,134	1,477	3,383

Net charge-offs	(3,706)	(2,046)	(7,187)	(5,752)	(15,076)
Provision for loan and lease losses	1,000	(8,500)	5,050	(7,500)	12,850

Allowance for loan and lease losses, end of period	$72,061	$74,767	$96,427	$72,061	$96,427

Ratios(1):
Allowance for loan and lease losses to loans and leases, net (end of period)	2.53%	2.61%	3.31%	2.53%	3.31%
Allowance for loan and lease losses to nonaccrual loans and leases (end of period)	136.57%	155.24%	147.67%	136.57%	147.67%
Annualized net charge-offs to average loans and leases	0.52%	0.29%	0.97%	0.40%	1.00%

(1)
Ratios apply only to non-covered loans.

        The following table presents the changes in our reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2012	March 31, 2012	June 30, 2011
				2012	2011
	(In thousands)
Reserve for unfunded loan commitments, beginning of period	$6,970	$8,470	$5,675	$8,470	$5,675
Provision	(1,000)	(1,500)	450	(2,500)	450

Reserve for unfunded loan commitments, end of period	$5,970	$6,970	$6,125	$5,970	$6,125

  Allowance for Credit Losses on Covered Loans

        The loans acquired in the Los Padres and Affinity acquisitions are covered by loss sharing agreements with the FDIC and we will be reimbursed for a substantial portion of any future losses as described in "—Covered Loans."

        We evaluated the acquired covered loans and elected to account for them under Accounting Standards Codification ("ASC") Subtopic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"), which we refer to as acquired impaired loan accounting.

        The covered loans are subject to our internal and external credit review. If deterioration in the expected cash flows results in a reserve requirement, a provision for credit losses is charged to earnings without regard to the FDIC loss sharing agreement. The portion of the estimated loss reimbursable from the FDIC is recorded in FDIC loss sharing income and increases the FDIC loss sharing asset. For acquired impaired loans, the allowance for loan losses is measured at the end of each financial reporting period based on expected cash flows. Decreases (or increases) in the amount and changes in the timing of expected cash flows on the acquired impaired loans as of the financial reporting date compared to those previously estimated are usually recognized by recording a provision (or a negative provision) for credit losses on such covered loans.

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

        The following table presents the changes in our allowance for credit losses on covered loans for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2012	March 31, 2012	June 30, 2011
				2012	2011
	(In thousands)
Allowance for credit losses on covered loans and leases, beginning of period	$35,810	$31,275	$29,438	$31,275	$33,264
Provision	(271)	3,926	5,890	3,655	8,800
Recoveries (charge-offs), net	(4,076)	609	(2,440)	(3,467)	(9,176)

Allowance for credit losses on covered loans and leases, end of period	$31,463	$35,810	$32,888	$31,463	$32,888

  Non-Covered Nonperforming Assets and Performing Restructured Loans

        The following table presents non-covered nonperforming assets and performing restructured loans information as of the dates indicated:

	June 30, 2012	March 31, 2012	December 31, 2011	June 30, 2011
	(Dollars in thousands)
Nonaccrual loans and leases(1)	$52,763	$48,162	$58,260	$65,300
Other real estate owned(1)	41,742	46,206	48,412	52,194

Total nonperforming assets	$94,505	$94,368	$106,672	$117,494

Performing restructured loans(1)	$103,815	$110,062	$116,791	$82,487
Nonaccrual loans and leases to loans and leases, net of unearned income(1)	1.86%	1.68%	2.07%	2.24%
Nonperforming assets ratio(1)(2)	3.27%	3.24%	3.73%	3.96%

(1)
Excludes covered loans and covered OREO from the Los Padres and Affinity acquisitions.

(2)
Nonperforming assets ratio is calculated as nonperforming assets divided by the sum of total loans and leases and OREO.

        Non-covered nonperforming assets include non-covered nonaccrual loans and leases and non-covered OREO and totaled $94.5 million at June 30, 2012 compared to $94.4 million at March 31, 2012. The $100,000 growth in non-covered nonperforming assets is due to an increase of $4.6 million in nonaccrual loans and leases and a $4.5 million decrease in OREO. The non-covered nonperforming assets ratio increased to 3.27% at June 30, 2012 from 3.24% at March 31, 2012.

  Nonaccrual Loans and Leases

        The $4.6 million increase in non-covered nonaccrual loans and leases during the second quarter was attributable to (a) additions of $10.7 million, (b) foreclosures of $684,000, (c) other reductions, payoffs and returns to accrual status of $1.8 million, and (d) charge-offs of $3.6 million. The additions include a $7.2 million loan secured by a hotel located in Riverside County of which $1.0 million was subsequently charged off; the borrower repaid the balance of this loan on July 25, 2012.

        The following table presents our non-covered nonaccrual loans and leases and accruing loans and leases past due between 30 and 89 days by portfolio segment and class as of the dates indicated:

	Nonaccrual Loans and Leases(1)
					Accruing and 30 - 89 Days Past Due(1)
	June 30, 2012		March 31, 2012
	Amount	% of Loan Category	Amount	% of Loan Category	June 30, 2012 Amount	March 31, 2012 Amount
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$13,279	9.6%	$7,165	5.0%	$—	$—
SBA 504	1,873	3.3%	2,354	4.1%	2,948	1,165
Other	14,548	0.9%	14,171	0.8%	2,495	973

Total real estate mortgage	29,700	1.6%	23,690	1.2%	5,443	2,138

Real estate construction:
Residential	1,069	3.4%	1,075	4.2%	—	—
Commercial	4,453	4.6%	4,524	4.9%	—	—

Total real estate construction	5,522	4.3%	5,599	4.7%	—	—

Commercial:
Collateralized	7,258	2.0%	8,030	1.9%	310	478
Unsecured	2,554	3.4%	2,608	3.8%	—	—
Asset-based	176	0.1%	88	0.1%	—	—
SBA 7(a)	6,830	26.2%	7,416	26.8%	404	252

Total commercial	16,818	2.4%	18,142	2.7%	714	730

Leases	244	0.2%	233	0.2%	148	—
Consumer	479	2.8%	498	3.1%	216	220

Total non-covered loans and leases	$52,763	1.9%	$48,162	1.7%	$6,521	$3,088

(1)
Excludes covered loans acquired from the Los Padres and Affinity acquisitions.

        The following lending relationships, excluding SBA-related loans, were on nonaccrual status at June 30, 2012:

June 30, 2012 Nonaccrual Amount	Description
(In thousands)
$7,079	Two loans, each secured by a hotel in San Diego County, California. The borrower is paying according to the restructured terms of each loan.(1)
6,200	This loan is secured by a hotel in Riverside County, California. The borrower repaid the balance of this loan on July 25, 2012.
3,662	Four loans, each secured by an industrial warehouse building in Riverside County, California. The loans were restructured at the end of July 2012. The restructured loan will be accruing.(1)
3,400	This loan is unsecured. The borrower is paying according to the restructured terms of the loan.(1)
2,432	This loan is secured by a strip retail center in Riverside County, California. The borrower is paying according to the restructured terms of the loan.(1)
1,843	This loan is unsecured and has a specific reserve for 96% of the balance. The borrower is paying according to the restructured terms of the loan.(1)
1,725	This loan is secured by a single family residence in Riverside County, California. The collateral for this loan was acquired by the Bank in July 2012 through a deed-in-lieu of foreclosure.(1)
1,446	This loan is secured by a medical-related office building in Los Angeles County, California. The borrower is paying according to the restructured terms of the loan.(1)
1,404	This loan is secured by a multi-tenant industrial building in Riverside County, California. The borrower is not paying currently.(1)
1,287	This loan is secured by three industrial buildings in Riverside County, California. The borrower is not paying currently.(1)

$30,478	Total

(1)
On nonaccrual status at March 31, 2012

  OREO

        The following table presents the components of non-covered OREO by property type as of the dates indicated:

Property Type	June 30, 2012	March 31, 2012	December 31, 2011	June 30, 2011
	(Dollars in thousands)
Commercial real estate	$17,630	$20,885	$23,003	$23,408
Construction and land development	24,112	25,321	24,788	26,446
Single family residence	—	—	621	2,340

Total non-covered OREO	$41,742	$46,206	$48,412	$52,194

        Non-covered OREO declined $4.5 million during the second quarter of 2012 due mainly to sales of $5.1 million, offset partially by foreclosures of $775,000. The Bank sold a commercial real estate

OREO asset having a carrying value of $4.4 million at June 30, 2012 for $5.0 million in cash on July 31, 2012. The sale resulted in a pre-tax gain of approximately $600,000.

  Performing Restructured Loans

        Non-covered performing restructured loans declined by $6.2 million during the second quarter of 2012 to $103.8 million at June 30, 2012. The decline was attributable primarily to $8.4 million in loans transferred to nonaccrual status, offset partially by $1.9 million in additions. At June 30, 2012, we had $72.5 million in real estate mortgage loans, $27.1 million in real estate construction loans, and $4.2 million in commercial loans that were accruing interest under the terms of troubled debt restructurings.

        The majority of the performing restructured loans was on accrual status prior to the loan modifications and has remained on accrual status after the loan modifications due to the borrowers making payments before and after the restructurings. In these circumstances, generally, a borrower may have had a fixed-rate loan that they continued to repay, but may be having cash flow difficulties. In an effort to work with certain borrowers, we have agreed to interest rate reductions to reflect the lower market interest rate environment and/or interest-only payments for a period of time. In these cases, we do not forgive principal as part of the loan modification. As a result of the current economic environment in our market areas, we anticipate loan restructurings to continue.

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

        The following table presents a summary of covered loans that would be considered nonaccrual except for the accounting requirements regarding acquired impaired loans and other real estate owned covered by the loss sharing agreement ("covered nonaccrual loans" and "covered OREO"; collectively, "covered nonperforming assets") as of the dates indicated:

	June 30, 2012	March 31, 2012	December 31, 2011	June 30, 2011
	(In thousands)
Covered nonaccrual loans	$137,142	$140,555	$152,062	$146,359
Covered OREO	31,090	29,888	33,506	40,949

Total covered nonperforming assets	$168,232	$170,443	$185,568	$187,308

Covered performing restructured loans	$27,263	$16,652	$16,047	$12,404

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

        At June 30, 2012, we had $173.1 million of commercial real estate mortgage loans maturing over the next 12 months. In the event we refinance any of these loans because the borrowers are unable to obtain financing elsewhere due to the inability of banks in our market area to make loans, such loans may be considered troubled debt restructurings even though they were performing throughout their terms. Higher levels of troubled debt restructurings may lead to increased classified assets and credit loss provisions.

  Deposits

        The following table presents the balance of each major category of deposits at the dates indicated:

	June 30, 2012		March 31, 2012		December 31, 2011
Deposit Category	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$1,872,459	41%	$1,785,678	39%	$1,685,799	37%
Interest checking deposits	518,330	11	516,360	11	500,998	11
Money market deposits	1,174,915	26	1,170,960	26	1,265,282	28
Savings deposits	160,603	3	163,102	4	157,480	3

Total core deposits	3,726,307	81	3,636,100	80	3,609,559	79

Time deposits under $100,000	298,980	7	310,007	7	324,521	7
Time deposits $100,000 and over	566,042	12	610,563	13	643,373	14

Total time deposits	865,022	19	920,570	20	967,894	21

Total deposits	$4,591,329	100%	$4,556,670	100%	$4,577,453	100%

        Total deposits increased $34.7 million during the second quarter to $4.6 billion at June 30, 2012. Core deposits increased $90.2 million during the second quarter due mostly to an increase of $86.8 million in noninterest-bearing demand deposits. Core deposits totaled $3.7 billion, or 81% of total deposits, at June 30, 2012. Time deposits decreased $55.5 million during the second quarter to $865.0 million at June 30, 2012. Noninterest-bearing demand deposits were $1.9 billion at June 30, 2012 and represented 41% of total deposits at that date.

        The following table summarizes the maturities of time deposits as of the date indicated:

	June 30, 2012
Maturity	Time Deposits Under $100,000	Time Deposits $100,000 or More	Total Time Deposits	Rate
	(In thousands)
Due in three months or less	$56,343	$95,448	$151,791	0.39%
Due in over three months through six months	36,505	54,223	90,728	0.42%
Due in over six months through twelve months	114,439	210,663	325,102	1.81%
Due in over 12 months through 24 months	73,435	166,267	239,702	1.26%
Due in over 24 months	18,258	39,441	57,699	1.09%

Total	$298,980	$566,042	$865,022	1.21%

Regulatory Matters

  Capital

        Actual capital amounts and ratios for the Company and the Bank as of June 30, 2012 are presented in the following table. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are deducted from regulatory capital. At June 30, 2012, such amount was $1.6 million for the Company and none for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future.

	June 30, 2012
	Well Capitalized Requirement	Pacific Western Bank	PacWest Bancorp Consolidated
Tier 1 leverage capital ratio	5.00%	10.13%	10.57%
Tier 1 risk-based capital ratio	6.00%	15.03%	15.67%
Total risk-based capital ratio	10.00%	16.31%	16.94%
Tangible common equity ratio	N/A	10.78%	9.28%

  Subordinated Debentures

        The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities, which totaled $105.0 million at June 30, 2012. The Company includes in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less goodwill, net of any related deferred income tax liability. At June 30, 2012, the amount of trust preferred securities included in Tier I capital was $105.0 million. While our existing trust preferred securities are currently grandfathered as Tier 1 capital under the Dodd-Frank Wall Street Reform and Consumer Protection Act, proposed regulatory capital guidelines would phase them out of Tier 1 capital over a period of 10 years, until they are fully-phased out on January 1, 2022. New issuances of trust preferred securities will not qualify as Tier 1 capital. We remain "well capitalized" excluding the trust preferred securities as Tier 1 capital.

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

        The following table provides a summary of the Bank's primary and secondary liquidity levels at the dates indicated:

	June 30, 2012	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Primary Liquidity—On-Balance Sheet:
Cash	$97,499	$99,471	$92,342
Interest-earning deposits at financial institutions	25,970	34,290	203,275
Investment securities available-for-sale	1,351,701	1,380,878	1,326,358
Less pledged securities	(79,790)	(71,960)	(69,623)

Total primary liquidity	$1,395,380	$1,442,679	$1,552,352

Ratio of primary liquidity to total deposits	30.4%	31.7%	33.9%

Secondary Liquidity—Off-Balance Sheet Available Secured Borrowing Capacity:
Total secured borrowing capacity with the FHLB	$1,180,168	$1,224,806	$1,273,927
Less secured letters of credit outstanding	(1,244)	(2,002)	(2,002)
Less secured advances outstanding	—	(179,500)	(225,000)

Net secured borrowing capacity with the FHLB	1,178,924	1,043,304	1,046,925
Secured credit line with the FRB	337,109	375,405	347,407

Total secondary liquidity	$1,516,033	$1,418,709	$1,394,332

        During the three months ended June 30, 2012, the Company's primary liquidity decreased $47.3 million because of the acquisition of Celtic in April 2012, which utilized $65 million of cash, and because of the $179.5 million reduction in FHLB advances. These decreases were partially offset by positive cash flow from loan portfolio payoffs, resolutions and amortization of $134.6 million, a decrease in investment securities available-for-sale of $29.2 million, and an increase in deposits of $34.7 million. Our total liquidity and the ratio of primary liquidity to total deposits remain at historically high levels even after the decreases during the current quarter. We expect to continue to maintain higher levels of on-balance sheet liquidity during the remainder of 2012 compared to historical levels until we are able to effectively increase loan portfolio balances. At June 30, 2012, $431.6 million of our loans and leases were specifically pledged as collateral for the secured borrowing line maintained with the FRB. The remainder of our loans and leases are pledged to the FHLB under a blanket lien to secure the borrowing line that the Bank maintains with the FHLB.

        In addition to our primary liquidity, we generate liquidity from cash flow from our amortizing loan portfolio and from our large base of core customer deposits, defined as non-interest bearing demand, interest checking, savings and money market accounts. At June 30, 2012, such deposits totaled $3.7 billion and represented 81% of the Company's total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long-standing relationships and stable funding sources. During the three months ended June 30, 2012, total core deposits increased $90.2 million, mainly in non-interest bearing demand deposits from our small to medium sized business customer base. Some of the growth in our core deposits is attributed to businesses having a tendency to maintain higher cash balances because of current economic conditions and low rate investment alternatives. Deposits from our customers may decline if interest rates increase significantly or if corporate customers move funds from the Company generally. In order to address the Company's liquidity risk as deposit balances may fluctuate, the Company maintains adequate levels of available liquidity.

        The following table provides a summary of the Bank's core deposits at the dates indicated:

	June 30, 2012	March 31, 2012	December 31, 2011
	(In thousands)
Core Deposits:
Non-interest bearing demand	$1,872,459	$1,785,678	$1,685,799
Interest checking	518,330	516,360	500,998
Money market deposits	1,174,915	1,170,960	1,265,282
Savings deposits	160,603	163,102	157,480

Total core deposits	$3,726,307	$3,636,100	$3,609,559

        Our asset/liability policy establishes various liquidity guidelines for the Company. The policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits), Coverage and Crisis Coverage Ratios (measurements of liquid assets to expected short-term liquidity required for the loan and deposit portfolios under normal and stressed conditions), Loan to Funding Ratio, Wholesale Funding Ratio, and other guidelines developed for measuring and maintaining liquidity. As of June 30, 2012, the Company was in compliance with all liquidity guidelines established in the ALCO policy.

        We may use large denomination brokered time deposits, the availability of which is uncertain and subject to competitive market forces, for liquidity management purposes. At June 30, 2012, the Bank had none of these brokered deposits. In addition, we have $35.6 million of customer deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our participating customers' deposits.

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

        Dividends paid by state banks, such as Pacific Western, are regulated by the California Department of Financial Institutions ("DFI") under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the three months ended June 30, 2012, PacWest received $8.0 million in dividends from the Bank. For the foreseeable future, any dividends from the Bank to the Company require DFI approval.

        At June 30, 2012, the Company had, on a stand-alone basis, $13.1 million in cash on deposit at the Bank. Management believes that this amount of cash, along with anticipated dividends from the Bank, will be sufficient to fund the Company's 2012 cash flow needs.

  Contractual Obligations

        The following table presents the known contractual obligations of the Company as of the date indicated:

	June 30, 2012
	Due Within One Year	Due in One to Three Years	Due in Three to Five Years	Due After Five Years	Total
	(Dollars in thousands)
Time deposits	$567,621	$258,800	$38,494	$107	$865,022
Debt obligations	216	8,756	6,574	108,250	123,796
Operating lease obligations	16,100	27,154	16,452	11,727	71,433
Other contractual obligations	13,455	12,649	1,186	162	27,452

Total	$597,392	$307,359	$62,706	$120,246	$1,087,703

        Time deposits include $35.6 million of customer deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits.

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

Off-Balance Sheet Arrangements

        Our obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded. At June 30, 2012, our loan-related commitments, including standby letters of credit, totaled $739.3 million. The commitments, which result in funded loans, increase our profitability through net interest income. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources have been and are expected to be sufficient to meet the cash requirements of our lending activities.

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

        Market risk sensitive instruments are generally defined as derivatives and other financial instruments, which include investment securities, loans, deposits, and borrowings. At June 30, 2012, we had not used any derivatives to alter our interest rate risk profile or for any other reason. However, both the repricing characteristics of our fixed-rate loans and floating-rate loans and the significant percentage of noninterest-bearing deposits compared to interest-earning assets may influence our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, interest-bearing deposits in financial institutions, Federal Home Loan Bank stock, investment securities, deposits, borrowings and subordinated debentures.

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

        We evaluated the results of our net interest income simulation and market value of equity models prepared as of June 30, 2012, the results of which are presented below. Our net interest income simulation indicates that our balance sheet is liability sensitive as rising interest rates would result in a decline in our net interest margin. This profile is primarily a result of (a) the increased origination of fixed-rate loans and variable-rate loans with initial fixed-rate terms over the last several years and (b) declining floating-rate construction loans. Our market value of equity model indicates an asset sensitive profile in the up 100 and 200 basis points scenarios, switching to liability sensitive in the up 300 basis point scenario. An asset sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated market value of equity, while a liability sensitive profile would suggest that our estimated market value of equity would decrease when rates increase. In general, we view the net interest income model results as more relevant to the Company's current operating profile and manage our balance sheet based on this information. Given the historically low market interest rates as of June 30, 2012, the "down" scenarios at June 30, 2012 are not considered meaningful and are excluded from the following discussion.

  Net Interest Income Simulation

        We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of June 30, 2012. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

        This analysis calculates the difference between net interest income forecasted using both increasing and decreasing interest rate scenarios and net interest income forecasted using a base market interest rate derived from the U.S. Treasury yield curve at June 30, 2012. In order to arrive at the base case, we extend our balance sheet at June 30, 2012 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products' pricing as of June 30, 2012. Based on such repricings, we calculate an estimated net interest income and net interest margin.

        The repricing relationship for each of our assets and liabilities includes many assumptions. For example, many of our assets are floating-rate loans, which are assumed to reprice to the same extent as the change in market rates according to their contracted index except for floating-rate loans tied to our base lending rate which are assumed to reprice upward only after the first 75 basis point increase in market rates. This assumption is due to the fact that we reduced our base lending rate 100 basis points when the Federal Reserve lowered the Federal Funds benchmark rate by 175 basis points in the fourth quarter of 2008. Some loans and investment vehicles include the opportunity of prepayment (imbedded options) and the simulation model uses a prepayment model to estimate these prepayments and reinvest these proceeds at current simulated yields. Our deposit products reprice at our discretion and are assumed to reprice more slowly in a rising or declining interest rate environment and usually reprice at a rate less than the change in market rates. The effects of certain balance sheet attributes, such as fixed-rate loans, floating-rate loans that have reached their floors, and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

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

        The following table presents as of June 30, 2012, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points.

Interest Rate Scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$262,054	(3.5)%	5.32%	(0.19)%
Up 200 basis points	$262,264	(3.4)%	5.32%	(0.19)%
Up 100 basis points	$263,840	(2.8)%	5.35%	(0.16)%
BASE CASE	$271,471	—	5.51%	—
Down 100 basis points	$263,829	(2.8)%	5.36%	(0.15)%
Down 200 basis points	$260,639	(4.0)%	5.29%	(0.22)%
Down 300 basis points	$260,754	(3.9)%	5.29%	(0.22)%

        The net interest income simulation model prepared as of June 30, 2012 suggests our balance sheet is liability sensitive. Liability sensitivity indicates that in a rising interest rate environment, our net interest margin would decrease. Due to the historically low market interest rates as of June 30, 2012 the "down" scenarios are not considered meaningful and are excluded from the following discussion. The liability sensitive profile is due mostly to the mix of fixed-rate loans to total loans in the loan portfolio relative to our amount of interest-bearing deposits that would reprice as interest rates change. Although $1.7 billion of the $3.5 billion of total loans in the portfolio have variable interest rate terms, only $505 million of those variable-rate loans will immediately reprice at June 30, 2012. Of the remaining variable-rate loans, $931 million will not immediately reprice because the loans' fully indexed rates are below their floor rates. Of these $931 million of loans at their floors, the fully indexed rates will rise off of the floors and reprice as follows:

Cumulative Amount of Loans	Rate Increase Needed to Reprice
(Dollars in thousands)
$273,000	100 bps
$420,000	200 bps
$661,000	300 bps

        An additional $282 million of hybrid ARM loans are not immediately repricing because the loans contain an initial fixed-rate period before they become adjustable. The cumulative amounts of hybrid ARM loans that will switch from being fixed-rate to floating-rate because the initial fixed-rate term will expire is approximately $73 million, $110 million and $174 million in the next one, two, and three years, respectively.

        In comparing the June 30, 2012 simulation results to March 31, 2012, our profile has remained relatively unchanged while our overall estimated net interest income has increased for all scenarios. The increase in the simulated net interest income is a result of higher earning assets due to the Celtic acquisition, partially offset by the decreases in legacy loans, covered loans and investments.

  Market Value of Equity

        We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as the market value of equity, using a simulation model. This simulation model assesses the changes in the market value of our interest sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease in market interest rates of 100, 200 and 300 basis points. This analysis assigns significant value to our noninterest-bearing deposit balances. The projections are by their nature forward looking and therefore inherently uncertain, and include various assumptions regarding cash flows and interest rates. This model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at June 30, 2012.

        The following table shows the projected change in the market value of equity for the set of rate shocks presented as of June 30, 2012:

Interest Rate Scenario	Estimated Market Value	Dollar Change From Base	Percentage Change From Base	Percentage of Total Assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$720,966	$(13,397)	(1.8)%	13.5%	127.5%
Up 200 basis points	$743,724	$9,361	1.3%	14.0%	131.5%
Up 100 basis points	$757,271	$22,908	3.1%	14.2%	133.9%
BASE CASE	$734,363	—	—	13.8%	129.8%
Down 100 basis points	$670,062	$(64,301)	(8.8)%	12.6%	118.5%
Down 200 basis points	$672,263	$(62,100)	(8.5)%	12.6%	118.8%
Down 300 basis points	$686,160	$(48,203)	(6.6)%	12.9%	121.3%

        In comparing the June 30, 2012 simulation results to March 31, 2012, our base case estimated market value of equity has decreased modestly while our overall profile has shifted to a more neutral market risk profile in the rising rate scenarios. The change in the results in the current period resulted from the addition of the floating-rate Celtic loan portfolio combined with a decrease in the estimated market sensitivity of the securities portfolio and an increase in the estimated appreciation of deposits in rising interest rate scenarios. Base case market value of equity decreased $6.2 million compared to March 31, 2012. The decrease was due to a $15.1 million decrease in the fair value of deposits (due to the lower levels of market interest rates at June 30, 2012 as compared to the previous quarter) and a $7.1 million decrease in the market value of loans, offset by a $16.0 million increase in stockholders' equity due to the combination of $15.6 million of net earnings, a $5.4 million increase in the net unrealized gain on investments and $6.6 million of dividends paid to stockholders during the quarter.

        Our MVE profile is affected by the assumed floors in the Company's base lending rate and the significant value placed on the Company's noninterest-bearing deposits for purposes of this analysis. Static balances of noninterest-bearing deposits do not impact the net interest income simulation, while at the same time the value of these deposits increases substantially in the market value of equity model when market rates are assumed to rise.

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

        The following table illustrates the volume and repricing characteristics of our balance sheet at June 30, 2012 over the indicated time intervals:

	Amounts Maturing or Repricing In
June 30, 2012	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Non-Interest Rate Sensitive	Total
	(Dollars in thousands)
ASSETS
Cash and deposits in financial institutions	$25,970	$—	$—	$—	$97,499	$123,469
Investment securities	51,438	25,398	6,058	1,268,807	41,736	1,393,437
Loans and leases, net of unearned income	1,101,964	424,323	1,304,811	653,605	—	3,484,703
Other assets	—	—	—	—	320,013	320,013

Total assets	$1,179,372	$449,721	$1,310,869	$1,922,412	$459,248	$5,321,622

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$—	$—	$—	$—	$1,872,459	$1,872,459
Interest-bearing demand, money market and savings	1,853,848	—	—	—	—	1,853,848
Time deposits	151,791	415,830	297,294	107	—	865,022
Borrowings	54	195	15,050	—	247	15,546
Subordinated debentures	108,250	—	—	—	—	108,250
Other liabilities	—	—	—	—	40,849	40,849
Stockholders' equity	—	—	—	—	565,648	565,648

Total liabilities and stockholders' equity	$2,113,943	$416,025	$312,344	$107	$2,479,203	$5,321,622

Period gap	$(934,571)	$33,696	$998,525	$1,922,305	$(2,019,955)
Cumulative interest-earning assets	$1,179,372	$1,629,093	$2,939,962	$4,862,374
Cumulative interest-bearing liabilities	$2,113,943	$2,529,968	$2,842,312	$2,842,419
Cumulative gap	$(934,571)	$(900,875)	$97,650	$2,019,955
Cumulative interest-earning assets to cumulative interest-bearing liabilities	55.8%	64.4%	103.4%	171.1%
Cumulative gap as a percent of:
Total assets	(17.6)%	(16.9)%	1.8%	38.0%
Interest-earning assets	(19.2)%	(18.5)%	2.0%	41.4%

        All amounts are reported at their contractual maturity or repricing periods, except for $41.7 million in FHLB stock which is shown as non-interest rate sensitive as the redemption and/or return on such stock is not reliant on market interest rates. This analysis makes certain assumptions as to interest rate sensitivity of savings and NOW accounts which have no stated maturity and have had minimal rate fluctuation in the past three years. Money market accounts are repriced at management's discretion and are generally more rate sensitive.

        The preceding table indicates that we had a negative one-year cumulative gap of $900.9 million at June 30, 2012, a decrease of $178.6 million from the $1.1 billion negative one-year gap position at March 31, 2012. The decline in the negative gap was attributable to an increase in one-year assets of $96.6 million and a reduction in one-year liabilities of $82.0 million. The growth in one-year assets was due mostly to increases of $70.7 million in one-year loans from the Celtic acquisition and $34.2 million in one-year investment securities. The reduction in one-year liabilities was due mostly to the payoff of $179.5 million in overnight FHLB advances, offset partially by an increase of $94.1 million in time deposits maturing in one year.

        This negative one-year cumulative gap of $900.9 million suggests that we are liability sensitive and if rates were to increase, our net interest margin would most likely decrease. Conversely, if rates were to decrease, our net interest margin would most likely increase. The ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year at June 30, 2012, is 64.4%. This one-year gap position indicates that interest expense is likely to be affected to a greater extent than interest income for any changes in interest rates within one year from June 30, 2012.

        The gap table has inherent limitations and actual results may vary significantly from the results suggested by the gap table. The gap table is unable to incorporate certain balance sheet characteristics or factors. The gap table assumes a static balance sheet, and accordingly, looks at the repricing of existing assets and liabilities without consideration of new loans and deposits that reflect a more current interest rate environment. Unlike the net interest income simulation, however, the interest rate risk profile of certain deposit products and floating-rate loans that have reached their floors cannot be captured effectively in a gap table. Although the table shows the amount of certain assets and liabilities scheduled to reprice in a given time frame, it does not reflect when or to what extent such repricings may actually occur. For example, interest-bearing demand, money market and savings deposits are shown to reprice in the first three months, but we may choose to reprice these deposits more slowly and incorporate only a portion of the movement in market rates based on market conditions at that time. Alternatively, a loan which has reached its floor may not reprice even though market interest rates change causing such loan to act like a fixed-rate loan regardless of its scheduled repricing date. The gap table as presented cannot factor in the flexibility we believe we have in repricing either deposits or the floors on our loans.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Repurchases of Common Stock

        The following table presents stock purchases made during the second quarter of 2012:

Purchase Dates	Total Number of Shares Purchased(1)	Average Price Paid Per Share
April 1 - April 30, 2012	—	$—
May 1 - May 31, 2012	2,233	24.05
June 1 - June 30, 2012	856	22.42

Total	3,089	$23.60

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Earnings for the three months ended June 30, 2012, March 31, 2012, and June 30, 2011 and the six months ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2012, March 31, 2012, and June 30, 2011 and the six months ended June 30, 2012 and 2011, (iv) Condensed Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 2012, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (vi) the Notes to Condensed Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACWEST BANCORP
Date: August 9, 2012	/s/ VICTOR R. SANTORO Victor R. Santoro Executive Vice President and Chief Financial Officer