Form 10-Q
period 2012-09-30
PACWEST BANCORP
filed 2012-11-08
CIK 1102112

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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

        As of October 31, 2012, there were 35,702,006 shares of the registrant's common stock outstanding, excluding 1,715,697 shares of unvested restricted stock.

PACWEST BANCORP AND SUBSIDIARIES

SEPTEMBER 30, 2012 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements (Unaudited)

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Par Value Data)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Cash and due from banks	$89,370	$92,342
Interest-earning deposits in financial institutions	71,036	203,275

Total cash and cash equivalents	160,406	295,617

Securities available-for-sale, at fair value ($45,887 and $45,149 covered by FDIC loss sharing at September 30, 2012 and December 31, 2011, respectively)	1,357,211	1,326,358
Federal Home Loan Bank stock, at cost	40,923	46,106

Total investment securities	1,398,134	1,372,464

Non-covered loans and leases, net of unearned income	3,050,891	2,807,713
Allowance for loan and lease losses	(69,142)	(85,313)

Non-covered loans and leases, net	2,981,749	2,722,400
Covered loans, net	567,396	703,023

Total loans and leases, net	3,549,145	3,425,423

Other real estate owned, net ($26,374 and $33,506 covered by FDIC loss sharing at September 30, 2012 and December 31, 2011, respectively)	63,707	81,918
Premises and equipment, net	18,064	23,068
FDIC loss sharing asset	72,640	95,187
Cash surrender value of life insurance	67,900	67,469
Goodwill	79,592	39,141
Core deposit and customer relationship intangibles, net	15,899	17,415
Other assets	113,015	110,535

Total assets	$5,538,502	$5,528,237

LIABILITIES
Noninterest-bearing deposits	$2,006,996	$1,685,799
Interest-bearing deposits	2,780,352	2,891,654

Total deposits	4,787,348	4,577,453
Borrowings	17,996	225,000
Subordinated debentures	108,250	129,271
Accrued interest payable and other liabilities	40,822	50,310

Total liabilities	4,954,416	4,982,034

Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value; authorized 75,000,000 shares; 37,769,381 shares issued at September 30, 2012 and 37,542,287 at December 31, 2011 (includes 1,718,019 and 1,675,730 shares of unvested restricted stock, respectively)	377	375
Additional paid-in capital	1,069,875	1,084,691
Accumulated deficit	(519,429)	(556,338)
Treasury stock, at cost; 349,356 and 287,969 shares at September 30, 2012 and December 31, 2011	(6,752)	(5,328)
Accumulated other comprehensive income	40,015	22,803

Total stockholders' equity	584,086	546,203

Total liabilities and stockholders' equity	$5,538,502	$5,528,237

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2012	June 30, 2012	September 30, 2011
				2012	2011
Interest income:
Loans and leases	$66,711	$63,312	$63,347	$194,775	$198,459
Investment securities	8,346	9,558	9,077	27,484	25,678
Deposits in financial institutions	66	20	94	154	234

Total interest income	75,123	72,890	72,518	222,413	224,371

Interest expense:
Deposits	3,292	3,336	5,072	10,232	16,546
Borrowings	210	293	1,782	2,428	5,289
Subordinated debentures	850	848	1,223	2,889	3,668

Total interest expense	4,352	4,477	8,077	15,549	25,503

Net interest income	70,771	68,413	64,441	206,864	198,868

Provision for credit losses:
Non-covered loans and leases	(2,000)	—	—	(12,000)	13,300
Covered loans	(141)	(271)	348	3,514	9,148

Total provision for credit losses	(2,141)	(271)	348	(8,486)	22,448

Net interest income after provision for credit losses	72,912	68,684	64,093	215,350	176,420

Noninterest income:
Service charges on deposit accounts	3,108	3,328	3,545	9,789	10,503
Other commissions and fees	2,123	2,095	2,052	6,101	5,752
Gain on sale of leases	132	403	—	1,525	—
Other-than-temporary impairment loss on covered security	—	(1,115)	—	(1,115)	—
Increase in cash surrender value of life insurance	304	295	359	964	1,106
FDIC loss sharing (expense) income, net	(367)	(102)	963	(4,048)	5,109
Other income (expense)	382	(33)	224	599	702

Total noninterest income	5,682	4,871	7,143	13,815	23,172

Noninterest expense:
Compensation	23,812	23,699	21,557	71,698	65,203
Occupancy	6,964	7,088	7,423	21,340	21,548
Data processing	2,310	2,258	2,228	6,848	6,832
Other professional services	2,019	2,378	2,239	6,167	7,040
Business development	635	581	548	1,854	1,712
Communications	652	626	678	1,886	2,371
Insurance and assessments	1,398	1,323	1,641	4,014	5,581
Non-covered other real estate owned, net	1,883	130	2,293	3,834	5,296
Covered other real estate owned, net	4,290	2,130	4,813	7,242	3,440
Intangible asset amortization	1,678	1,737	1,977	5,150	6,592
Acquisition and integration	2,101	871	—	2,997	—
Debt termination	—	—	—	22,598	—
Other expense	3,915	4,764	3,190	12,509	10,909

Total noninterest expense	51,657	47,585	48,587	168,137	136,524

Earnings before income taxes	26,937	25,970	22,649	61,028	63,068
Income tax expense	(10,849)	(10,413)	(9,345)	(24,119)	(26,247)

Net earnings	$16,088	$15,557	$13,304	$36,909	$36,821

Earnings per share:
Basic	$0.43	$0.42	$0.36	$1.00	$0.99
Diluted	$0.43	$0.42	$0.36	$1.00	$0.99
Dividends declared per share	$0.18	$0.18	$0.01	$0.54	$0.03

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2012	June 30, 2012	September 30, 2011
				2012	2011
Net earnings	$16,088	$15,557	$13,304	$36,909	$36,821
Other comprehensive income related to securities available-for-sale:
Unrealized holding gains arising during the period	12,966	8,185	22,218	28,560	33,372
Income tax expense related to unrealized holding gains arising during the period	(5,445)	(3,439)	(9,332)	(11,995)	(14,017)
Reclassification adjustment for loss included in net earnings(1)	—	1,115	—	1,115	—
Income tax benefit related to reclassification adjustment	—	(468)	—	(468)	—

Other comprehensive income	7,521	5,393	12,886	17,212	19,355

Comprehensive income	$23,609	$20,950	$26,190	$54,121	$56,176

(1)
Included in "Other-than-temporary impairment loss on covered security" on condensed consolidated statements of earnings.

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in Thousands, Except Share Data)

(Unaudited)

	Nine Months Ended September 30, 2012
	Common Stock
						Accumulated Other Comprehensive Income
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total
Balance, December 31, 2011	37,254,318	$375	$1,084,691	$(556,338)	$(5,328)	$22,803	$546,203
Net earnings	—	—	—	36,909	—	—	36,909
Other comprehensive income	—	—	—	—	—	17,212	17,212
Restricted stock awarded and earned stock compensation, net of shares forfeited	227,094	2	4,629	—	—	—	4,631
Restricted stock surrendered	(61,387)	—	—	—	(1,424)	—	(1,424)
Tax effect from vesting of restricted stock	—	—	224	—	—	—	224
Cash dividends paid ($0.54 per share)	—	—	(19,669)	—	—	—	(19,669)

Balance, September 30, 2012	37,420,025	$377	$1,069,875	$(519,429)	$(6,752)	$40,015	$584,086

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$36,909	$36,821
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,349	13,721
Provision for credit losses	(8,486)	22,448
Gain on sale of other real estate owned	(4,542)	(8,334)
Provision for losses on other real estate owned	13,566	15,011
Gain on sale of leases	(1,525)	—
Loss (gain) on sale of premises and equipment	158	(23)
Gain on branch sale	(297)	—
Other-than-temporary impairment loss on covered security	1,115	—
Earned stock compensation	4,631	6,508
Tax effect included in stockholders' equity of restricted stock vesting	(224)	497
Decrease (increase) in accrued and deferred income taxes, net	6,423	(3,689)
Decrease in FDIC loss sharing asset	22,547	27,155
Decrease in other assets	3,262	15,989
Decrease in accrued interest payable and other liabilities	(19,156)	(2,406)

Net cash provided by operating activities	72,730	123,698

Cash flows from investing activities:
Resolution of goodwill matter with FDIC	—	7,636
Net cash used in acquisitions	(86,931)	—
Net cash used in branch sale	(119,756)	—
Net decrease in loans and leases	200,080	324,823
Proceeds from sale of loans and leases	42,128	2,495
Securities available-for-sale:
Proceeds from maturities and paydowns	310,273	137,622
Proceeds from sales	45,639	—
Purchases	(320,936)	(495,341)
Net redemptions of FHLB stock	6,595	6,698
Proceeds from sales of other real estate owned	43,881	52,823
Purchases of premises and equipment, net	(2,208)	(4,397)
Proceeds from sales of premises and equipment	700	27

Net cash provided by investing activities	119,465	32,386

Cash flows from financing activities:
Net increase (decrease) in deposits:
Noninterest-bearing	339,718	162,691
Interest-bearing	(224,165)	(257,993)
Net decrease in borrowings	(222,736)	—
Redemption of subordinated debentures	(18,558)	—
Repayment of acquired debt	(180,796)	—
Restricted stock surrendered	(1,424)	(427)
Tax effect included in stockholders' equity of restricted stock vesting	224	(497)
Cash dividends paid	(19,669)	(1,089)

Net cash used in financing activities	(327,406)	(97,315)

Net (decrease) increase in cash and cash equivalents	(135,211)	58,769
Cash and cash equivalents, beginning of period	295,617	108,552

Cash and cash equivalents, end of period	$160,406	$167,321

Supplemental disclosures of cash flow information:
Cash paid for interest	$17,457	$26,273
Cash paid for income taxes	17,884	29,969
Loans transferred to other real estate owned	32,244	57,266

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

        Pacific Western is a full-service commercial bank offering a broad range of banking products and services including: accepting demand, money market, and time deposits; originating loans, including commercial, real estate construction, SBA guaranteed and consumer loans; originating equipment finance leases; and providing other business-oriented products. Our operations are primarily located in Southern California extending from California's Central Coast to San Diego County; we also operate three banking offices in the San Francisco Bay area, a leasing operation based in Utah, and asset-based lending operations based in Arizona as well as San Jose and Santa Monica, California. The Bank focuses on conducting business with small to medium sized businesses in our marketplace and the owners and employees of those businesses. The majority of our loans are secured by the real estate collateral of such businesses. Our asset-based lending function operates in Arizona, California, Texas, Colorado, Minnesota, and the Pacific Northwest. Our equipment leasing function has lease receivables in 45 states.

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

        We have completed 25 acquisitions since May 2000, including three in 2012: Pacific Western Equipment Finance, which we refer to as Equipment Finance, or EQF, which closed on January 3, 2012; Celtic Capital Corporation, or Celtic, which closed on April 3, 2012; and American Perspective Bank, or APB, which closed on August 1, 2012. These three acquisitions have been accounted for using the purchase method of accounting and accordingly, their operating results have been included in the consolidated financial statements from their respective acquisition dates. See Note 2, Acquisitions, for more information about these acquisitions.

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

        Management made significant estimates and exercised significant judgment in estimating fair values and accounting for the acquired assets and assumed liabilities in the EQF, Celtic, and APB acquisitions.

NOTE 2—ACQUISITIONS

  Pacific Western Equipment Finance Acquisition

        On January 3, 2012, Pacific Western Bank completed the acquisition of Pacific Western Equipment Finance (formerly known as Marquette Equipment Finance, which we refer to as EQF), an equipment leasing company located in Midvale, Utah. Pacific Western Bank acquired all of the capital stock of EQF for $35 million in cash. The acquisition diversified the Company's loan portfolio, expanded the Company's product lines, and deployed excess liquidity into higher yielding assets.

        At January 3, 2012, EQF had $160.1 million in gross leases outstanding and leases in process, with no leases on nonaccrual status. In addition, Pacific Western Bank assumed $154.8 million in outstanding debt and other liabilities, which included $128.7 million payable to EQF's former parent. Pacific Western Bank repaid EQF's intercompany debt on the closing date from its excess liquidity on deposit at the Federal Reserve Bank. EQF operates as a division of Pacific Western Bank.

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

        At April 3, 2012, Celtic had $54.4 million in gross loans outstanding. In addition, Pacific Western Bank assumed $46.8 million in outstanding debt, which was repaid on the closing date. Celtic operates under the name Celtic Capital Corporation as a subsidiary of Pacific Western Bank.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 2—ACQUISITIONS (Continued)

  American Perspective Bank Acquisition

        On August 1, 2012, Pacific Western Bank completed the acquisition of American Perspective Bank, or APB, located in San Luis Obispo, California. Pacific Western Bank acquired all of the outstanding common stock of APB for $58.1 million in cash. APB had two operating branches located in San Luis Obispo and Santa Maria, California, and a loan production office located in Paso Robles, California. This acquisition is expected to strengthen the Company's presence in the Central Coast region. The loan production office has been approved to open as a branch in the fourth quarter of 2012 and is expected to provide opportunity for expansion and additional growth in that region.

        At August 1, 2012, APB had $197.3 million in gross loans outstanding, $48.9 million in investment securities available-for-sale, and $219.6 million in deposits. In August 2012, we sold $45.6 million of APB's government-sponsored enterprise mortgage backed securities and collateralized mortgage obligations. We retained APB's municipal securities portfolio. Immediately following the completion of the acquisition, APB was merged with and into Pacific Western Bank.

        We completed the following acquisitions during the time period of January 1, 2012 to September 30, 2012, using the purchase method of accounting, and accordingly, the operating results of the acquired entities have been included in our consolidated financial statements from their respective

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 2—ACQUISITIONS (Continued)

dates of acquisition. The balance sheets are presented at estimated fair value as of their respective acquisition dates:

	Acquisition and Date Acquired
	American Perspective Bank	Celtic Capital Corporation	Pacific Western Equipment Finance
	August 2012	April 2012	January 2012
	(In thousands)
Assets Acquired:
Cash and due from banks	$3,370	$3,602	$7,092
Interest-earning deposits in financial institutions	10,081	—	—
Investment securities available-for-sale	48,887	—	—
FHLB stock	1,412	—	—
Loans and leases	197,279	54,433	140,959
Other real estate owned	1,561	—	—
Core deposit and customer relationship intangibles	1,924	1,300	1,700
Other intangible assets	—	670	1,420
Goodwill	15,563	5,855	19,033
Leases in process	—	—	19,162
Other assets	3,718	430	467

Total assets acquired	$283,795	$66,290	$189,833

Liabilities Assumed:
Noninterest-bearing deposits	$40,673	$—	$—
Interest-bearing deposits	178,891	—	—
Borrowings from parent	—	—	128,677
Other borrowings	5,315	46,804	15,839
Accrued interest payable and other liabilities	840	1,486	10,317

Total liabilities assumed	$225,719	$48,290	$154,833

Cash consideration paid	$58,076	$18,000	$35,000

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The following table presents the changes in the carrying amount of goodwill for the period indicated:

Goodwill
(In thousands)
Balance, December 31, 2011	$39,141
Tax deductible addition from the EQF acquisition	19,033
Non-tax deductible addition from the Celtic acquisition	5,855
Non-tax deductible addition from the APB acquisition	15,563

Balance, September 30, 2012	$79,592

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

        The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2012	June 30, 2012	September 30, 2011
				2012	2011
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$62,272	$60,972	$73,629	$67,100	$76,319
Additions	1,924	1,300	—	4,924	—
Fully amortized portion	(12,918)	—	(6,529)	(20,746)	(9,219)
Removal due to branch sale	(5,866)	—	—	(5,866)	—

Balance, end of period	45,412	62,272	67,100	45,412	67,100

Accumulated Amortization:
Balance, beginning of period	(45,329)	(43,592)	(52,401)	(49,685)	(50,476)
Amortization	(1,678)	(1,737)	(1,977)	(5,150)	(6,592)
Fully amortized portion	12,918	—	6,529	20,746	9,219
Removal due to branch sale	4,576	—	—	4,576	—

Balance, end of period	(29,513)	(45,329)	(47,849)	(29,513)	(47,849)

Net CDI and CRI, end of period	$15,899	$16,943	$19,251	$15,899	$19,251

        The $1.3 million of CDI written off during the third quarter of 2012 related to previously acquired deposits that were sold in connection with the sale of branches in September 2012. Such expense is included in "other income" in the net gain on sale of branches. The aggregate amortization expense related to the intangible assets is expected to be $6.3 million for 2012. The estimated aggregate amortization expense related to these intangible assets for each of the subsequent four years is $4.5 million for 2013, $3.8 million for 2014, $3.5 million for 2015, and $1.8 million for 2016.

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

	September 30, 2012
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$901,955	$43,777	$(151)	$945,581
Government agency and government-sponsored enterprise collateralized mortgage obligations	89,320	2,128	(173)	91,275
Covered private label collateralized mortgage obligations	37,116	8,932	(161)	45,887
Municipal securities	236,385	10,909	(14)	247,280
Corporate debt securities	17,049	206	—	17,255
Other securities	6,395	3,538	—	9,933

Total securities available-for-sale	$1,288,220	$69,490	$(499)	$1,357,211

	December 31, 2011
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$1,011,222	$31,350	$(65)	$1,042,507
Government agency and government-sponsored enterprise collateralized mortgage obligations	80,353	1,710	(36)	82,027
Covered private label collateralized mortgage obligations	41,426	5,878	(2,155)	45,149
Municipal securities	124,079	2,774	(56)	126,797
Corporate debt securities	25,077	77	(26)	25,128
Other securities	4,885	—	(135)	4,750

Total securities available-for-sale	$1,287,042	$41,789	$(2,473)	$1,326,358

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

        The following table presents the contractual maturity distribution of our available-for-sale securities portfolio based on amortized cost and carrying value as of the date indicated:

	September 30, 2012
Maturity	Amortized Cost	Carrying Value
	(In thousands)
Due in one year or less	$11,718	$15,381
Due after one year through five years	3,206	3,349
Due after five years through ten years	32,306	34,422
Due after ten years	1,240,990	1,304,059

Total securities available-for-sale	$1,288,220	$1,357,211

        At September 30, 2012, the estimated fair value of residential mortgage-backed debt securities issued by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation was approximately $975.7 million.

        As of September 30, 2012, securities available-for-sale with an estimated fair value of $116.1 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.

        The following tables present, for those securities that were in a gross unrealized loss position, the carrying values and the gross unrealized losses on securities by length of time the securities were in an unrealized loss position as of the dates indicated:

	September 30, 2012
	Less Than 12 Months		12 months or Longer		Total
Security Type	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$34,136	$(150)	$20	$(1)	$34,156	$(151)
Government agency and government-sponsored enterprise collateralized mortgage obligations	28,547	(173)	—	—	28,547	(173)
Covered private label collateralized mortgage obligations	—	—	2,359	(161)	2,359	(161)
Municipal securities	5,511	(14)	—	—	5,511	(14)

Total	$68,194	$(337)	$2,379	$(162)	$70,573	$(499)

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—INVESTMENT SECURITIES (Continued)

	December 31, 2011
	Less Than 12 Months		12 months or Longer		Total
Security Type	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$34,682	$(64)	$22	$(1)	$34,704	$(65)
Government agency and government-sponsored enterprise collateralized mortgage obligations	10,790	(21)	1,530	(15)	12,320	(36)
Covered private label collateralized mortgage obligations	5,228	(595)	4,427	(1,560)	9,655	(2,155)
Municipal securities	7,755	(56)	—	—	7,755	(56)
Corporate debt securities	10,758	(26)	—	—	10,758	(26)
Other securities	2,445	(135)	—	—	2,445	(135)

Total	$71,658	$(897)	$5,979	$(1,576)	$77,637	$(2,473)

        We reviewed the securities that were in a continuous loss position less than 12 months and longer than 12 months at September 30, 2012, and concluded that their losses were a result of the level of market interest rates relative to the types of securities and not a result of the underlying issuers' ability to repay. Accordingly, we determined that the securities were temporarily impaired and we did not recognize such impairment in the consolidated statements of earnings. Additionally, we have no plans to sell these securities and believe that it is more likely than not we would not be required to sell these securities before recovery of their amortized cost.

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

  FHLB Stock

        At September 30, 2012, the Company had a $40.9 million investment in Federal Home Loan Bank of San Francisco ("FHLB") stock carried at cost. We evaluated the carrying value of our FHLB stock investment at September 30, 2012, and determined that it was not impaired. Our evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, the actions being taken by the FHLB to address its regulatory situation, repurchase activity of excess stock by the FHLB at its carrying value, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES

  Non-Covered Loans and Leases

        When we refer to non-covered loans and leases we are referring to loans and leases not covered by our FDIC loss sharing agreements.

        The following table presents the composition of non-covered loans and leases by portfolio segment as of the dates indicated:

	September 30, 2012		December 31, 2011
Loan Segment	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage	$1,928,890	63%	$1,982,464	70%
Real estate construction	152,748	5	113,059	4
Commercial	772,768	25	671,939	24
Leases(1)	161,934	5	—	—
Consumer	20,615	1	23,711	1
Foreign	16,126	1	20,932	1

Total gross non-covered loans and leases	3,053,081	100%	2,812,105	100%

Less:
Unearned income	(2,190)		(4,392)
Allowance for loan and lease losses	(69,142)		(85,313)

Total net non-covered loans and leases	$2,981,749		$2,722,400

(1)
Does not include leases in process of $15.1 million at September 30, 2012.

        The following tables present a summary of the activity in the allowance for loan and lease losses on non-covered loans by portfolio segment for the periods indicated:

	Three Months Ended September 30, 2012
	Real Estate Mortgage	Real Estate Construction	Commercial	Leases	Consumer	Foreign	Total
	(In thousands)
Allowance for Loan and Lease Losses on Non-Covered Loans and Leases:
Balance, beginning of period	$42,236	$5,496	$21,979	$498	$1,735	$117	$72,061
Charge-offs	(1,118)	(492)	(492)	—	(25)	—	(2,127)
Recoveries	845	11	218	—	32	2	1,108
Provision	(3,226)	1,582	(685)	629	(188)	(12)	(1,900)

Balance, end of period	$38,737	$6,597	$21,020	$1,127	$1,554	$107	$69,142

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

	Nine Months Ended September 30, 2012
	Real Estate Mortgage	Real Estate Construction	Commercial	Leases	Consumer	Foreign	Total
	(In thousands)
Allowance for Loan and Lease Losses on Non-Covered Loans and Leases:
Balance, beginning of period	$50,205	$8,697	$23,308	$—	$2,768	$335	$85,313
Charge-offs	(5,891)	(492)	(2,715)	—	(258)	—	(9,356)
Recoveries	1,217	35	1,232	—	79	22	2,585
Provision	(6,794)	(1,643)	(805)	1,127	(1,035)	(250)	(9,400)

Balance, end of period	$38,737	$6,597	$21,020	$1,127	$1,554	$107	$69,142

The ending balance of the allowance is composed of amounts applicable to loans and leases:
Individually evaluated for impairment	$5,568	$2,468	$6,051	$—	$265	$—	$14,352

Collectively evaluated for impairment	$33,169	$4,129	$14,969	$1,127	$1,289	$107	$54,790

Non-Covered Loan and Lease Balances:
Ending balance	$1,928,890	$152,748	$772,768	$161,934	$20,615	$16,126	$3,053,081

The ending balance of the non-covered loan and lease portfolio is composed of loans and leases:
Individually evaluated for impairment	$99,137	$31,792	$17,847	$420	$623	$—	$149,819

Collectively evaluated for impairment	$1,829,753	$120,956	$754,921	$161,514	$19,992	$16,126	$2,903,262

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

	September 30, 2012			December 31, 2011
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(In thousands)
Real estate mortgage:
Hospitality	$105,417	$12,772	$118,189	$123,071	$21,331	$144,402
SBA 504	48,971	6,112	55,083	51,522	6,855	58,377
Other	1,715,968	39,650	1,755,618	1,690,830	88,855	1,779,685

Total real estate mortgage	1,870,356	58,534	1,928,890	1,865,423	117,041	1,982,464

Real estate construction:
Residential	39,774	2,978	42,752	14,743	2,926	17,669
Commercial	102,098	7,898	109,996	64,667	30,723	95,390

Total real estate construction	141,872	10,876	152,748	79,410	33,649	113,059

Commercial:
Collateralized	417,379	15,651	433,030	395,041	18,979	414,020
Unsecured	84,374	2,961	87,335	75,017	3,920	78,937
Asset-based	225,700	701	226,401	149,947	40	149,987
SBA 7(a)	19,117	6,885	26,002	18,045	10,950	28,995

Total commercial	746,570	26,198	772,768	638,050	33,889	671,939

Leases	161,514	420	161,934	—	—	—
Consumer	19,745	870	20,615	22,730	981	23,711
Foreign	16,126	—	16,126	20,932	—	20,932

Total non-covered loans and leases	$2,956,183	$96,898	$3,053,081	$2,626,545	$185,560	$2,812,105

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

        The following tables present an aging analysis of our non-covered loans and leases by portfolio segment and class as of the dates indicated:

	September 30, 2012
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Hospitality	$—	$—	$—	$—	$118,189	$118,189
SBA 504	2,926	—	522	3,448	51,635	55,083
Other	1,970	1,348	2,547	5,865	1,749,753	1,755,618

Total real estate mortgage	4,896	1,348	3,069	9,313	1,919,577	1,928,890

Real estate construction:
Residential	—	—	—	—	42,752	42,752
Commercial	—	—	—	—	109,996	109,996

Total real estate construction	—	—	—	—	152,748	152,748

Commercial:
Collateralized	12	—	2,027	2,039	430,991	433,030
Unsecured	—	—	238	238	87,097	87,335
Asset-based	—	—	—	—	226,401	226,401
SBA 7(a)	220	1,122	1,181	2,523	23,479	26,002

Total commercial	232	1,122	3,446	4,800	767,968	772,768

Leases	—	176	244	420	161,514	161,934
Consumer	23	—	8	31	20,584	20,615
Foreign	—	—	—	—	16,126	16,126

Total non-covered loans and leases	$5,151	$2,646	$6,767	$14,564	$3,038,517	$3,053,081

        At September 30, 2012 and December 31, 2011, the Company had no non-covered loans and leases that were greater than 90 days past due and still accruing interest. It is the Company's policy to discontinue accruing interest when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to the collectibility of a loan or lease in the normal course of business. At September 30, 2012, nonaccrual loans and leases totaled $37.0 million. Nonaccrual loans and leases include $3.3 million of loans 30 to 89 days past due and $26.9 million of current loans and leases which have been placed on nonaccrual status based on management's judgment regarding the collectibility of such loans and leases.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

        The following table presents our nonaccrual and performing non-covered loans and leases by portfolio segment and class as of the dates indicated:

	September 30, 2012			December 31, 2011
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Hospitality	$6,993	$111,196	$118,189	$7,251	$137,151	$144,402
SBA 504	1,330	53,753	55,083	2,800	55,577	58,377
Other	9,031	1,746,587	1,755,618	21,286	1,758,399	1,779,685

Total real estate mortgage	17,354	1,911,536	1,928,890	31,337	1,951,127	1,982,464

Real estate construction:
Residential	1,063	41,689	42,752	1,086	16,583	17,669
Commercial	3,885	106,111	109,996	6,194	89,196	95,390

Total real estate construction	4,948	147,800	152,748	7,280	105,779	113,059

Commercial:
Collateralized	7,180	425,850	433,030	8,186	405,834	414,020
Unsecured	2,055	85,280	87,335	3,057	75,880	78,937
Asset-based	176	226,225	226,401	14	149,973	149,987
SBA 7(a)	4,433	21,569	26,002	7,801	21,194	28,995

Total commercial	13,844	758,924	772,768	19,058	652,881	671,939

Leases	420	161,514	161,934	—	—	—
Consumer	419	20,196	20,615	585	23,126	23,711
Foreign	—	16,126	16,126	—	20,932	20,932

Total non-covered loans and leases	$36,985	$3,016,096	$3,053,081	$58,260	$2,753,845	$2,812,105

        Nonaccrual loans and leases and performing restructured loans are considered impaired for reporting purposes. Impaired loans and leases by portfolio segment are as follows as of the dates indicated:

	September 30, 2012			December 31, 2011
Loan Segment	Nonaccrual Loans/Leases	Performing Restructured Loans	Total Impaired Loans/Leases	Nonaccrual Loans/Leases	Performing Restructured Loans	Total Impaired Loans/Leases
	(In thousands)
Real estate mortgage	$17,354	$81,783	$99,137	$31,337	$87,484	$118,821
Real estate construction	4,948	26,844	31,792	7,280	24,512	31,792
Commercial	13,844	4,003	17,847	19,058	4,652	23,710
Leases	420	—	420	—	—	—
Consumer	419	204	623	585	143	728

Total	$36,985	$112,834	$149,819	$58,260	$116,791	$175,051

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

        The following tables present information regarding our non-covered impaired loans and leases by portfolio segment and class for the dates indicated:

	September 30, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$9,049	$9,649	$2,504	$17,548	$17,890	$4,369
SBA 504	1,681	1,681	385	1,147	1,245	206
Other	32,495	32,630	2,679	78,349	81,921	6,919
Real estate construction:
Residential	1,283	1,307	177	2,766	2,776	409
Commercial	18,408	18,548	2,291	12,477	12,520	1,664
Commercial:
Collateralized	4,199	4,476	3,609	5,515	5,741	3,901
Unsecured	2,309	3,011	2,108	2,864	3,061	2,513
SBA 7(a)	2,042	2,172	334	3,397	3,428	379
Consumer	474	510	265	433	459	413
With No Related Allowance Recorded:
Real estate mortgage:
SBA 504	$1,330	$2,042	$—	$2,262	$3,007	$—
Other	54,582	58,205	—	19,515	22,999	—
Real estate construction:
Residential	753	753	—	611	611	—
Commercial	11,348	14,978	—	15,938	19,536	—
Commercial:
Collateralized	5,055	5,417	—	4,759	4,927	—
Unsecured	156	168	—	643	716	—
Asset-based	176	176	—	14	14	—
SBA 7(a)	3,910	5,959	—	6,518	8,181	—
Leases	420	420	—	—	—	—
Consumer	149	217	—	295	351	—
Total Non-Covered Loans and Leases With and Without An Allowance Recorded:
Real estate mortgage	$99,137	$104,207	$5,568	$118,821	$127,062	$11,494
Real estate construction	31,792	35,586	2,468	31,792	35,443	2,073
Commercial	17,847	21,379	6,051	23,710	26,068	6,793
Leases	420	420	—	—	—	—
Consumer	623	727	265	728	810	413

Total	$149,819	$162,319	$14,352	$175,051	$189,383	$20,773

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

	Three Months Ended September 30,
	2012		2011
	Weighted Average Recorded Investment(1)	Interest Income Recognized	Weighted Average Recorded Investment(1)	Interest Income Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$9,049	$107	$17,634	$162
SBA 504	927	25	1,159	8
Other	30,884	445	55,580	562
Real estate construction:
Residential	1,283	6	2,069	17
Commercial	18,408	178	20,969	197
Commercial:
Collateralized	4,199	45	4,568	26
Unsecured	2,309	40	4,748	6
SBA 7(a)	2,042	50	3,131	33
Consumer	474	6	69	—
With No Related Allowance Recorded:
Real estate mortgage:
SBA 504	$1,330	$17	$2,348	$—
Other	52,200	738	13,900	144
Real estate construction:
Residential	753	16	1,329	48
Commercial	11,348	128	4,849	114
Commercial:
Collateralized	4,972	92	2,198	—
Unsecured	156	3	574	2
Asset-based	176	—	15	—
SBA 7(a)	3,902	161	4,815	9
Leases	360	—	—	—
Consumer	149	5	496	—
Total Non-Covered Loans and Leases With and Without An Allowance Recorded:
Real estate mortgage	$94,390	$1,332	$90,621	$876
Real estate construction	31,792	328	29,216	376
Commercial	17,756	391	20,049	76
Leases	360	—	—	—
Consumer	623	11	565	—

Total	$144,921	$2,062	$140,451	$1,328

(1)
For the loans and leases reported as impaired at the period-ends presented, amounts were calculated based on the period of time such loans and leases were impaired during the reporting period.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

	Nine Months Ended September 30,
	2012		2011
	Weighted Average Recorded Investment(1)	Interest Income Recognized	Weighted Average Recorded Investment(1)	Interest Income Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$9,049	$315	$17,435	$519
SBA 504	545	17	820	13
Other	27,749	893	43,025	1,495
Real estate construction:
Residential	1,283	21	2,069	55
Commercial	18,408	504	16,293	337
Commercial:
Collateralized	3,773	99	3,644	40
Unsecured	2,302	120	4,739	16
SBA 7(a)	1,996	147	2,400	63
Consumer	370	15	69	—
With No Related Allowance Recorded:
Real estate mortgage:
SBA 504	$1,330	$80	$2,348	$—
Other	48,441	1,886	10,992	217
Real estate construction:
Residential	753	49	1,329	48
Commercial	10,598	382	4,849	163
Commercial:
Collateralized	4,796	229	2,133	(1)
Unsecured	156	4	548	2
Asset-based	117	3	15	—
SBA 7(a)	3,771	478	4,704	9
Leases	256	—	—	—
Consumer	149	16	462	—
Total Non-Covered Loans and Leases With and Without An Allowance Recorded:
Real estate mortgage	$87,114	$3,191	$74,620	$2,244
Real estate construction	31,042	956	24,540	603
Commercial	16,911	1,080	18,183	129
Leases	256	—	—	—
Consumer	519	31	531	—

Total	$135,842	$5,258	$117,874	$2,976

(1)
For the loans and leases reported as impaired at the period-ends presented, amounts were calculated based on the period of time such loans and leases were impaired during the reporting period.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

        The following tables present non-covered new troubled debt restructurings and defaulted troubled debt restructurings for the periods indicated:

	Three Months Ended September 30,
	2012			2011
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Real estate mortgage:
SBA 504	1	$1,118	$1,118	—	$—	$—
Other	4	10,119	10,119	8	5,189	4,998
Real estate construction:
Commercial	1	6,973	6,973	1	2,082	2,082
Commercial:
Collateralized	2	370	370	2	477	477
Unsecured	—	—	—	1	450	450
SBA 7(a)	2	70	70	5	344	344
Consumer	1	206	206	—	—	—

Total	11	$18,856	$18,856	17	$8,542	$8,351

	Nine Months Ended September 30,
	2012			2011
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Real estate mortgage:
Hospitality	—	$—	$—	1	$2,086	$2,086
SBA 504	2	1,680	1,680	2	1,089	1,089
Other	4	10,119	10,119	20	22,886	22,695
Real estate construction:
Commercial	2	8,419	8,419	5	14,626	14,626
Commercial:
Collateralized	7	1,545	1,545	8	2,425	2,425
Unsecured	3	38	38	1	450	450
SBA 7(a)	4	299	299	12	2,048	2,048
Consumer	1	206	206	—	—	—

Total	23	$22,306	$22,306	49	$45,610	$45,419

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

	Three Months Ended September 30,
	2012		2011
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(2)
	(Dollars in thousands)
Troubled Debt Restructurings That Subsequently Defaulted(3):
Real estate mortgage—Other	2	$627	4	$5,566
Commercial—SBA 7(a)	2	118	1	448

Total	4	$745	5	$6,014

(1)
Represents the balance at September 30, 2012 and is net of charge-offs of $82,000.

(2)
Represents the balance at September 30, 2011 and is net of charge-offs of $2.1 million.

(3)
The population of defaulted restructured loans for the period indicated includes only those loans restructured during the preceding 12-month period. The table excludes defaulted troubled debt restructurings in those classes for which the recorded investment was zero at the end of the period.

	Nine Months Ended September 30,
	2012		2011
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(2)
	(Dollars in thousands)
Troubled Debt Restructurings That Subsequently Defaulted(3):
Real estate mortgage—Other	2	$627	4	$5,566
Commercial:
Collateralized	7	828	—	—
Unsecured	2	93	—	—
SBA 7(a)	3	991	1	448

Total	14	$2,539	5	$6,014

(1)
Represents the balance at September 30, 2012 and is net of charge-offs of $613,000.

(2)
Represents the balance at September 30, 2011 and is net of charge-offs of $3.0 million.

(3)
The population of defaulted restructured loans for the period indicated includes only those loans restructured during the preceding 12-month period. The table excludes defaulted troubled debt restructurings in those classes for which the recorded investment was zero at the end of the period.

  Covered Loans

        We refer to the loans acquired in the Los Padres and Affinity acquisitions that are subject to loss sharing agreements with the FDIC as "covered loans" as we will be reimbursed for a substantial portion of any future losses on them under the terms of the agreements.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

        The following table reflects the carrying values of covered loans as of the dates indicated:

	September 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$2,903	—	$2,944	—
Other	603,521	93%	733,414	91%

Total real estate mortgage	606,424	93%	736,358	91%

Real estate construction:
Residential	7,092	1%	21,521	3%
Commercial	19,503	3%	25,397	3%

Total real estate construction	26,595	4%	46,918	6%

Commercial:
Collateralized	16,215	3%	24,808	3%
Unsecured	685	—	802	—

Total commercial	16,900	3%	25,610	3%

Consumer	618	—	735	—

Total gross covered loans	650,537	100%	809,621	100%

Discount	(52,437)		(75,323)
Allowance for loan losses	(30,704)		(31,275)

Covered loans, net	$567,396		$703,023

        The following table summarizes the changes in the carrying amount of covered acquired impaired loans and accretable yield on those loans for the period indicated:

	Covered Acquired Impaired Loans
	Carrying Amount	Accretable Yield
	(In thousands)
Balance, December 31, 2011	$677,014	$(259,265)
Accretion	38,417	38,417
Payments received	(168,710)	—
Decrease in expected cash flows, net	—	20,616
Provision for credit losses	(3,514)	—

Balance, September 30, 2012	$543,207	$(200,232)

        The table above excludes the covered loans from the Los Padres acquisition which are accounted for as non-impaired loans and totaled $24.2 million and $26.0 million at September 30, 2012 and December 31, 2011, respectively.

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

	September 30, 2012			December 31, 2011
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(In thousands)
Real estate mortgage	$363,033	$167,597	$530,630	$478,119	$163,768	$641,887
Real estate construction	4,705	18,632	23,337	5,762	35,337	41,099
Commercial	6,088	6,721	12,809	11,076	8,221	19,297
Consumer	124	496	620	178	562	740

Total covered loans, net	$373,950	$193,446	$567,396	$495,135	$207,888	$703,023

        In addition to our internal risk rating process, our federal and state banking regulators, as an integral part of their examination process, periodically review the Company's loan risk rating classifications. Our regulators may require the Company to recognize rating downgrades based on their judgments related to information available to them at the time of their examinations.

NOTE 6—OTHER REAL ESTATE OWNED (OREO)

        The following tables summarize OREO by property type at the dates indicated:

	September 30, 2012			December 31, 2011
Property Type	Non-Covered OREO	Covered OREO	Total OREO	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
Commercial real estate(1)	$1,684	$18,500	$20,184	$23,003	$15,053	$38,056
Construction and land development(1)	33,911	6,807	40,718	24,788	15,461	40,249
Multi-family	—	939	939	—	—	—
Single family residence	1,738	128	1,866	621	2,992	3,613

Total OREO, net	$37,333	$26,374	$63,707	$48,412	$33,506	$81,918

(1)
During the third quarter of 2012, the status of one OREO property with a balance of $8.3 million changed from commercial real estate to land.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—OTHER REAL ESTATE OWNED (OREO) (Continued)

        The following table presents a rollforward of OREO, net of the valuation allowance, for the periods indicated:

	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
OREO Activity:
Balance, December 31, 2011	$48,412	$33,506	$81,918
Foreclosures	1,839	7,241	9,080
Payments to third parties(1)	622	—	622
Provision for losses	(752)	(2,229)	(2,981)
Reductions related to sales	(3,915)	(8,630)	(12,545)

Balance, March 31, 2012	46,206	29,888	76,094
Foreclosures	684	9,957	10,641
Payments to third parties(1)	91	—	91
Provision for losses	(101)	(2,704)	(2,805)
Reductions related to sales	(5,138)	(6,051)	(11,189)

Balance, June 30, 2012	41,742	31,090	72,832
Addition from the APB acquisition	1,561	—	1,561
Foreclosures	1,700	10,823	12,523
Payments to third parties(1)	176	—	176
Provision for losses	(2,566)	(5,214)	(7,780)
Reductions related to sales	(5,280)	(10,325)	(15,605)

Balance, September 30, 2012	$37,333	$26,374	$63,707

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

        An increase in the expected amount of losses on the covered assets will increase the FDIC loss sharing asset; such increase is recognized through a credit to FDIC loss sharing income. Recoveries on previous losses paid to us by the FDIC reduce the FDIC loss sharing asset by a charge to FDIC loss sharing income. In addition, decreases in the expected amount of losses on covered assets will decrease the amount of funds expected to be collected from the FDIC and will therefore reduce the FDIC loss sharing asset. These decreases are recognized as a charge to FDIC loss sharing income as the related loss sharing asset is amortized over its estimated remaining life.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 7—FDIC LOSS SHARING ASSET (Continued)

        The following table presents the changes in the FDIC loss sharing asset for the period indicated:

FDIC Loss Sharing Asset
(In thousands)
Balance, December 31, 2011	$95,187
FDIC share of additional losses, net of recoveries	7,696
Cash received from FDIC	(23,325)
Net amortization	(6,918)

Balance, September 30, 2012	$72,640

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

  Borrowings

        As of September 30, 2012, there were no outstanding FHLB advances. Our aggregate remaining borrowing capacity under the FHLB secured lines of credit was $962.8 million at September 30, 2012. As of September 30, 2012, our FHLB advances facility was secured by all of our loans and leases under a blanket lien, in addition to securities with a carrying value of $23.4 million. Additionally, the Bank had secured borrowing capacity from the Federal Reserve discount window of $380.6 million at September 30, 2012. The Bank also maintains unsecured lines of credit of $45.0 million with correspondent banks for the purchase of overnight funds; these lines are subject to availability of funds.

        Included in borrowings are $18.0 million of non-recourse debt, in which the payment stream of certain leases has been sold to third parties. The debt is secured by the equipment in the leases and all interest rates are fixed. As of September 30, 2012, the weighted average interest rate of the debt was 6.78% with a weighted average remaining maturity of 2.8 years.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 8—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS (Continued)

  Subordinated Debentures

        The following table summarizes the terms of each issuance of the subordinated debentures outstanding as of September 30, 2012:

Series	September 30, 2012 Amount	Issuance Date	Maturity Date	Rate Index	Current Rate(1)	Next Reset Date
	(In thousands)
Trust V	$10,310	8/15/03	9/17/33	3 month LIBOR + 3.10	3.49%	12/13/12
Trust VI	10,310	9/3/03	9/15/33	3 month LIBOR + 3.05	3.44%	12/13/12
Trust CII	5,155	9/17/03	9/17/33	3 month LIBOR + 2.95	3.34%	12/13/12
Trust VII	61,856	2/5/04	4/23/34	3 month LIBOR + 2.75	3.06%	1/25/13
Trust CIII	20,619	8/15/05	9/15/35	3 month LIBOR + 1.69	2.08%	12/13/12

Total subordinated debentures	$108,250

(1)
As of October 26, 2012.

        The Company had an aggregate amount of $108.3 million in subordinated debentures outstanding at September 30, 2012. These subordinated debentures were issued in five separate series. Each issuance had a maturity of thirty years from its date of issue. The subordinated debentures are variable-rate instruments and are each callable at par with no prepayment penalty. The subordinated debentures were issued to trusts established by us or entities we have acquired, which in turn issued trust preferred securities, which totaled $105.0 million at September 30, 2012. The proceeds of the subordinated debentures were used primarily to fund several of our acquisitions and to augment regulatory capital.

        The Company includes in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less goodwill, net of any related deferred income tax liability. At September 30, 2012, the amount of trust preferred securities included in Tier I capital was $105.0 million. While our existing trust preferred securities are currently grandfathered as Tier 1 capital under the Dodd-Frank Wall Street Reform and Consumer Protection Act, proposed regulatory capital guidelines would phase them out of Tier 1 capital over a period of 10 years, beginning in 2013, until they are fully-phased out on January 1, 2022. New issuances of trust preferred securities will not qualify as Tier 1 capital. If trust preferred securities are excluded from regulatory capital, we remain "well capitalized."

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

  Brokered Deposits

        Brokered deposits totaled $45.9 million at September 30, 2012 and are included in the interest-bearing deposits balance on the accompanying condensed consolidated balance sheets. Such amount includes (a) $38.4 million of customer deposits that were subsequently participated with other FDIC-insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits, (b) $7.5 million of brokered deposits acquired in the APB acquisition which were called on October 1, 2012.

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

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit totaled $760.1 million and $691.5 million at September 30, 2012 and December 31, 2011, respectively.

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees expire within one year from the date of issuance. The Company generally requires collateral or other security to support financial instruments with credit risk. Standby letters of credit totaled $29.5 million and $32.0 million at September 30, 2012 and December 31, 2011, respectively.

        The Company has investments in low income housing project partnerships, which provide the Company income tax credits, and in a few small business investment companies. As of September 30, 2012, the Company had commitments to contribute capital to these entities totaling $11.9 million.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

        The following table presents information on the assets measured and recorded at fair value on a recurring basis as of the date indicated:

	Fair Value Measurement as of September 30, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Measured on a Recurring Basis:
Securities available-for-sale:
Government agency and government-sponsored enterprise residential mortgage-backed securities	$1,036,856	$—	$1,036,856	$—
Covered private label CMOs	45,887	—	—	45,887
Municipal securities	247,280	—	247,280	—
Corporate securities	17,255	—	17,255	—
Other securities	9,933	8,159	1,774	—

	$1,357,211	$8,159	$1,303,165	$45,887

        There were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a recurring basis during the nine months ended September 30, 2012.

        The following table presents information about quantitative inputs and assumptions used to evaluate the fair values provided by our third party pricing service for our Level 3 private label CMOs measured at fair value on a recurring basis as of September 30, 2012:

Unobservable Inputs	Range of Inputs	Weighted Average Input
Voluntary prepayment speeds	0% - 30.9%	10.5%
Monthly default rates	0% - 20.4%	3.9%
Loss severity rates	0% - 67.8%	47.0%
Discount rates	1.6% - 15.0%	5.9%

        The following table summarizes activity for assets measured at fair value on a recurring basis that are categorized as Level 3 for the period indicated:

Covered Private Label CMOs (Level 3)
(In thousands)
Balance, December 31, 2011	$45,149
Total realized in earnings(1)	862
Total unrealized gain in comprehensive income	5,047
Net settlements	(5,171)

Balance, September 30, 2012	$45,887

(1)
Includes other-than-temporary impairment loss of $1.1 million.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

        The following tables present assets measured at fair value on a non-recurring basis and gains and (losses) for the periods indicated:

	Fair Value Measurement as of September 30, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Measured on a Non-Recurring Basis:
Non-covered impaired loans	$105,569	$—	$5,247	$100,322
Non-covered other real estate owned	10,162	—	1,527	8,635
Covered other real estate owned	13,781	—	6,412	7,369
SBA loan servicing asset	1,059	—	—	1,059

	$130,571	$—	$13,186	$117,385

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(In thousands)
Gain (Loss) on Assets Measured on a Non-Recurring Basis:
Non-covered impaired loans	$(1,985)	$(3,861)
Non-covered other real estate owned	(2,565)	(2,565)
Covered other real estate owned	(5,008)	(10,831)
SBA loan servicing asset	3	4

Total net loss	$(9,555)	$(17,253)

        The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2012:

Asset	Fair Value (in 000's)	Valuation Methodology	Unobservable Inputs	Range	Weighted Average
Impaired loans(1)	$96,875	Discounted cash flow	Discount rates	4.00% - 8.75%	7.84%
	$1,510	Appraisals	Discount	0% - 100%	25%
OREO	$16,004	Appraisals	Discount, including 8% for selling costs	1% - 28%	8%
SBA loan servicing asset	$1,059	Discounted cash flow	Prepayment speeds	3.69% - 17.04%	(2)
			Discount rates	9.68% - 12.58%	(2)

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

        The following tables present a summary of the carrying values and estimated fair values of certain financial instruments as of the dates indicated:

	September 30, 2012
		Estimated Fair Value
	Carrying or Contract Amount
		Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$89,370	$89,370	$89,370	$—	$—
Interest-earning deposits in financial institutions	71,036	71,036	71,036	—	—
Securities available-for-sale	1,357,211	1,357,211	8,159	1,303,165	45,887
Investment in FHLB stock	40,923	40,923	—	40,923	—
Loans and leases, net	3,549,145	3,609,672	—	5,247	3,604,425
SBA loan servicing asset	1,059	1,059	—	—	1,059
Financial Liabilities:
Deposits:
Demand, money market and savings deposits	3,925,007	3,925,007	—	3,925,007	—
Time deposits	862,341	868,038	—	868,038	—
Borrowings	17,996	18,024	—	18,024	—
Subordinated debentures	108,250	108,195	—	108,195	—

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2011
		Estimated Fair Value
	Carrying or Contract Amount
		Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$92,342	$92,342	$92,342	$—	$—
Interest-earning deposits in financial institutions	203,275	203,275	203,275	—	—
Securities available-for-sale	1,326,358	1,326,358	2,976	1,278,233	45,149
Investment in FHLB stock	46,106	46,106	—	46,106	—
Loans and leases, net	3,425,423	3,469,754	—	13,803	3,455,951
SBA loan servicing asset	1,613	1,613	—	—	1,613
Financial Liabilities:
Deposits:
Demand, money market and savings deposits	3,609,559	3,609,559	—	3,609,559	—
Time deposits	967,894	977,589	—	977,589	—
Borrowings	225,000	249,000	—	249,000	—
Subordinated debentures	129,271	135,532	—	135,532	—

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

        FHLB stock.    Investments in FHLB stock are recorded at cost. Ownership of FHLB stock is restricted to member banks and the securities do not have a readily determinable market value. Purchases and sales of these securities are at par value with the issuer. The fair value of investments in FHLB stock is equal to the carrying amount.

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

        To the extent a loan is collateral dependent, we measure such impaired loan based on the estimated fair value of the underlying collateral. The fair value of each loan's collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

measurement that is categorized as a Level 2 measurement. The Level 2 measurement is based on appraisals obtained within the last 12 months and for which a charge-off was recognized or a change in the specific valuation allowance was made during the nine months ended September 30, 2012.

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

        The non-covered impaired loan balances shown above represent those nonaccrual and restructured loans for which impairment was recognized during the three and nine months ended September 30, 2012. The amounts shown as losses represent, for the loan balances shown, the impairment recognized during the three and nine months ended September 30, 2012. Of the $37.0 million of nonaccrual loans at September 30, 2012, $3.5 million were written down to their fair values through charge-offs during the quarter.

        Other real estate owned.    The fair value of foreclosed real estate, both non-covered and covered, is generally based on estimated market prices from independently prepared current appraisals or negotiated sales prices with potential buyers, less estimated costs to sell; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement on a nonrecurring basis. As a matter of policy, appraisals are required annually and may be updated more frequently as circumstances require in the opinion of management. The Level 2 measurement is based on appraisals obtained within the last 12 months and for which a write-down was recognized during the nine months ended September 30, 2012.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

        Deposits.    Deposits are carried at historical cost. The fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, interest checking, money market, and savings accounts, is equal to the amount payable on demand as of the balance sheet date and considered Level 2. The fair value of time deposits is based on the discounted value of contractual cash flows and considered Level 2. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. No value has been separately assigned to the Company's long-term relationships with its deposit customers, such as a core deposit intangible.

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

  Limitations

        Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of September 30, 2012, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 11—EARNINGS PER SHARE

        The following is a summary of the calculation of basic and diluted net earnings per share for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2012	June 30, 2012	September 30, 2011
				2012	2011
	(In thousands, except per share data)
Basic Earnings Per Share:
Net earnings	$16,088	$15,557	$13,304	$36,909	$36,821
Less: earnings allocated to unvested restricted stock(1)	(574)	(538)	(622)	(1,170)	(1,595)

Net earnings allocated to common shares	$15,514	$15,019	$12,682	$35,739	$35,226

Weighted-average basic shares and unvested restricted stock outstanding	37,413.2	37,359.2	37,257.4	37,352.4	37,101.3
Less: weighted-average unvested restricted stock outstanding	(1,712.8)	(1,669.2)	(1,768.9)	(1,678.8)	(1,629.8)

Weighted-average basic shares outstanding	35,700.4	35,690.0	35,488.5	35,673.6	35,471.5

Basic earnings per share	$0.43	$0.42	$0.36	$1.00	$0.99

Diluted Earnings Per Share:
Net earnings allocated to common shares	$15,514	$15,019	$12,682	$35,739	$35,226

Weighted-average basic shares outstanding	35,700.4	35,690.0	35,488.5	35,673.6	35,471.5

Diluted earnings per share	$0.43	$0.42	$0.36	$1.00	$0.99

(1)
Represents cash dividends paid to holders of unvested restricted stock, net of estimated forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

NOTE 12—STOCK COMPENSATION PLANS

  Restricted Stock

        At September 30, 2012, there were outstanding 868,019 shares of unvested time-based restricted common stock and 850,000 shares of unvested performance-based restricted common stock. The awarded shares of time-based restricted common stock vest over a service period of three to five years from the date of the grant. The awarded shares of performance-based restricted common stock vest in full on the date the Compensation, Nominating and Governance, or CNG, Committee of the Board of Directors, as Administrator of the Company's 2003 Stock Incentive Plan, or the 2003 Plan, determines that the Company achieved certain financial goals established by the CNG Committee as set forth in the grant documents. Both time-based and performance-based restricted common stock vest

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 12—STOCK COMPENSATION PLANS (Continued)

immediately upon a change in control of the Company as defined in the 2003 Plan and upon death of the employee.

        Compensation expense related to time-based restricted stock awards is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. Restricted stock amortization totaled $1.4 million, $1.3 million and $2.1 million for the three months ended September 30, 2012, June 30, 2012, and September 30, 2011, respectively and $4.3 million and $6.2 million for the nine months ended September 30, 2012 and 2011, respectively. Such amounts are included in compensation expense on the accompanying condensed consolidated statements of earnings.

        Currently no compensation expense is being recognized for any performance-based restricted stock awards as management has concluded that it is improbable that the respective financial targets for any outstanding performance-based restricted stock awards will be met. If and when the attainment of such financial targets is deemed probable in future periods, a catch-up adjustment will be recorded and amortization of such performance-based restricted stock will begin again. The total amount of unrecognized compensation expense related to all performance-based restricted stock for which amortization was suspended or has not commenced totaled $33.8 million at September 30, 2012 as presented in the following table.

	September 30, 2012
	Number of Shares Outstanding	Unrecognized Compensation Expense	Expiration Year of Award
	(in thousands)
Performance-based restricted stock awarded in:
2006	275,000	$14,924	2013
2007	205,000	11,259	2017
2008	20,000	453	2013
2011	350,000	7,161	2016

Outstanding performance-based restricted stock awards	850,000	$33,797

        The Company's 2003 Plan permits stock based compensation awards to officers, directors, key employees and consultants. As of September 30, 2012, the 2003 Plan authorized grants of stock-based compensation instruments to purchase or issue up to 6,500,000 shares of authorized but unissued Company common stock, subject to adjustments provided by the 2003 Plan. As of September 30, 2012, there were 1,799,121 shares available for grant under the 2003 Plan.

NOTE 13—BUSINESS SEGMENTS

        The Company's reportable segments consist of "Banking", "Asset Financing", and "Other". At September 30, 2012, the Other segment consists of the PacWest Bancorp holding company and other elimination and reconciliation entries.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 13—BUSINESS SEGMENTS (Continued)

        The Bank's Asset Financing segment includes the operations of the divisions and subsidiaries that provide asset-based commercial loans and equipment leases. The asset-based lending products are offered primarily through three business units: (1) First Community Financial ("FCF"), a division of the Bank, based in Phoenix, Arizona; (2) BFI Business Finance ("BFI"), a wholly-owned subsidiary of the Bank, based in San Jose, California; and (3) Celtic, a wholly-owned subsidiary of the Bank based in Santa Monica, California. The Bank's leasing products are offered through Pacific Western Equipment Finance ("EQF"), a division of the Bank based in Midvale, Utah.

        With the acquisitions of EQF in January 2012 and Celtic in April 2012, we expanded our asset-based lending operations, both in terms of size and product diversification by adding equipment leasing, and determined that our asset financing operations met the threshold to be a reportable segment beginning with the second quarter of 2012.

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

        The following tables present information regarding our business segments as of and for the periods indicated:

	September 30, 2012
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Non-covered loans and leases, net of unearned income	$2,661,471	$389,420	$—	$3,050,891
Allowance for loan and lease losses	(65,174)	(3,968)	—	(69,142)

Non-covered loans and leases, net	2,596,297	385,452	—	2,981,749
Covered loans, net	567,396	—	—	567,396

Total loans and leases, net	$3,163,693	$385,452	$—	$3,549,145

Goodwill and other intangibles(1)	$67,898	$27,593	$—	$95,491
Total assets	$5,080,308	$440,690	$17,504	$5,538,502
Total deposits	$4,800,852	$—	$(13,504)	$4,787,348

(1)
Other intangibles include only core deposit and customer relationship intangibles. Non-compete agreements, tradenames, and favorable lease rights intangibles of $2.6 million are included in other assets on the consolidated balance sheets.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 13—BUSINESS SEGMENTS (Continued)

	September 30, 2011
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Non-covered loans and leases, net of unearned income	$2,737,037	$156,600	$—	$2,893,637
Allowance for loan and lease losses	(87,431)	(2,679)	—	(90,110)

Non-covered loans and leases, net	2,649,606	153,921	—	2,803,527
Covered loans, net	761,059	—	—	761,059

Total loans and leases, net	$3,410,665	$153,921	$—	$3,564,586

Goodwill and other intangibles(1)	$58,392	$—	$—	$58,392
Total assets	$5,320,700	$158,473	$14,718	$5,493,891
Total deposits	$4,574,375	$—	$(19,979)	$4,554,396

(1)
Other intangibles include only core deposit and customer relationship intangibles. Tradenames and favorable lease rights intangibles of $1.5 million are included in other assets on the consolidated balance sheets.

	Three Months Ended September 30, 2012
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$62,358	$12,765	$—	$75,123
Intersegment interest expense	454	(454)	—	—
Other interest expense	(3,287)	(215)	(850)	(4,352)

Net interest income	59,525	12,096	(850)	70,771

Provision for credit losses	3,325	(1,184)	—	2,141

Noninterest income	5,191	466	25	5,682

Intangible asset amortization	(1,544)	(134)	—	(1,678)
Other noninterest expense	(42,877)	(5,706)	(1,396)	(49,979)

Total noninterest expense	(44,421)	(5,840)	(1,396)	(51,657)

Earnings (loss) before income taxes	23,620	5,538	(2,221)	26,937
Income taxes	(9,491)	(2,291)	933	(10,849)

Net earnings (loss)	$14,129	$3,247	$(1,288)	$16,088

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 13—BUSINESS SEGMENTS (Continued)

	Three Months Ended September 30, 2011
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$67,712	$4,806	$—	$72,518
Intersegment interest expense	317	(317)	—	—
Other interest expense	(6,854)	—	(1,223)	(8,077)

Net interest income	61,175	4,489	(1,223)	64,441

Provision for credit losses	(348)	—	—	(348)

Noninterest income	6,959	145	39	7,143

Intangible asset amortization	(1,977)	—	—	(1,977)
Other noninterest expense	(41,967)	(2,562)	(2,081)	(46,610)

Total noninterest expense	(43,944)	(2,562)	(2,081)	(48,587)

Earnings (loss) before income taxes	23,842	2,072	(3,265)	22,649
Income taxes	(9,841)	(876)	1,372	(9,345)

Net earnings (loss)	$14,001	$1,196	$(1,893)	$13,304

	Nine Months Ended September 30, 2012
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$189,886	$32,527	$—	$222,413
Intersegment interest expense	1,607	(1,607)	—	—
Other interest expense	(12,002)	(658)	(2,889)	(15,549)

Net interest income	179,491	30,262	(2,889)	206,864

Provision for credit losses	9,770	(1,284)	—	8,486

Noninterest income	11,382	2,345	88	13,815

Intangible asset amortization	(4,855)	(295)	—	(5,150)
Debt termination expense	(24,195)	—	1,597	(22,598)
Other noninterest expense	(119,317)	(16,962)	(4,110)	(140,389)

Total noninterest expense	(148,367)	(17,257)	(2,513)	(168,137)

Earnings (loss) before income taxes	52,276	14,066	(5,314)	61,028
Income taxes	(20,412)	(5,941)	2,234	(24,119)

Net earnings (loss)	$31,864	$8,125	$(3,080)	$36,909

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 13—BUSINESS SEGMENTS (Continued)

	Nine Months Ended September 30, 2011
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$210,575	$13,796	$—	$224,371
Intersegment interest expense	926	(926)	—	—
Other interest expense	(21,835)	—	(3,668)	(25,503)

Net interest income	189,666	12,870	(3,668)	198,868

Provision for credit losses	(22,398)	(50)	—	(22,448)

Noninterest income	22,540	514	118	23,172

Intangible asset amortization	(6,428)	(164)	—	(6,592)
Other noninterest expense	(115,055)	(8,226)	(6,651)	(129,932)

Total noninterest expense	(121,483)	(8,390)	(6,651)	(136,524)

Earnings (loss) before income taxes	68,325	4,944	(10,201)	63,068
Income taxes	(28,505)	(2,102)	4,360	(26,247)

Net earnings (loss)	$39,820	$2,842	$(5,841)	$36,821

NOTE 14—RELATED PARTY TRANSACTION

        In connection with the APB acquisition on August 1, 2012, the Bank paid an advisory fee of $448,000 to Castle Creek Financial LLC ("Castle Creek Financial"). Castle Creek Financial serves as the exclusive financial advisor for the Company and the Bank pursuant to a financial services agreement dated May 18, 2011 between Castle Creek Financial and the Company. Castle Creek Financial is an affiliate of Castle Creek Capital LLC, which is controlled by the Company's chairman.

NOTE 15—RECENTLY ISSUED ACCOUNTING STANDARDS

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 15—RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

        In July 2012, the FASB issued ASU 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." ASU 2012-02 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An organization that elects to perform a qualitative assessment is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued. The adoption of this standard is not expected to have any material effect on our financial statements.

NOTE 16—SUBSEQUENT EVENTS

  Dividend Approval

        On November 5, 2012, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.25 per common share payable on November 30, 2012, to stockholders of record at the close of business on November 19, 2012.

  Acquisition of First California Financial Group

        PacWest Bancorp and First California Financial Group entered into a definitive agreement and plan of merger on November 6, 2012 whereby PacWest will acquire First California Financial Group, Inc. (Nasdaq: FCAL) for $8.00 per First California Financial Group common share, or approximately $231 million in aggregate consideration, payable in PacWest common stock. As of September 30, 2012, on a pro forma consolidated basis with First California Financial Group, PacWest would have had approximately $7.5 billion in assets with 81 branches throughout California.

        Two independent directors from the board of directors of First California Financial Group will join PacWest's board of directors following completion of the acquisition.

        Pursuant to the terms of the definitive agreement, First California Financial Group shareholders will receive PacWest common stock for their shares of First California common stock in a tax-free transaction, and First California in-the-money option holders will receive cash, net of applicable taxes withheld, for the value of their unexercised stock options. The number of shares of PacWest common stock deliverable for each share of First California common stock will be determined based on an average price of PacWest common stock over a measuring period prior to the closing of the transaction, and within a predefined range. The holders of 100% of the outstanding shares of First California Series A preferred stock have agreed to convert these shares into common stock, per the terms of the series of preferred stock, and have the resulting common stock exchanged in the transaction. PacWest and First California expect to redeem the outstanding Series C preferred stock for cash in accordance with its terms immediately prior to the closing of the transaction.

        The transaction, which is currently expected to close late in the first quarter of 2013, is subject to customary conditions, including the approval of bank regulatory authorities, First California Financial Group's stockholders and PacWest Bancorp's stockholders. Shareholders of First California Financial

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 16—SUBSEQUENT EVENTS (Continued)

Group, including all current directors and executive officers, owning or controlling approximately 22% in the aggregate of the currently outstanding shares of First California Financial Group, have agreed to vote in favor of the merger.

  Other

        We have evaluated events that have occurred subsequent to September 30, 2012 and have concluded there are no subsequent events that would require recognition or disclosure in the accompanying condensed consolidated financial statements.

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

        Pacific Western is a full-service commercial bank offering a broad range of banking products and services including: accepting demand, money market, and time deposits; originating loans, including commercial, real estate construction, SBA guaranteed and consumer loans; originating equipment finance leases; and providing other business-oriented products. Our operations are primarily located in Southern California extending from California's Central Coast to San Diego County; we also operate three banking offices in the San Francisco Bay area, a leasing operation based in Utah, and asset-based lending operations based in Arizona as well as San Jose and Santa Monica, California. The Bank focuses on conducting business with small to medium sized businesses in our marketplace and the owners and employees of those businesses. The majority of our loans are secured by the real estate collateral of such businesses. Our asset-based lending function operates in Arizona, California, Texas, Colorado, Minnesota, and the Pacific Northwest. Our equipment leasing function has lease receivables in 45 states.

        Pacific Western competes actively for deposits, and emphasizes solicitation of noninterest-bearing deposits. In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin, as net interest income, on a year-to-date basis, accounted for 94% of our net revenues (net interest income plus noninterest income).

        Total assets increased $216.9 million during the third quarter due primarily to the acquisition of American Perspective Bank, or APB, on August 1, 2012. At September 30, 2012, gross non-covered loans and leases totaled $3.1 billion and the covered loan portfolio was $567.4 million. The gross non-covered loan and lease portfolio increased $206.2 million, due mainly to the addition of $197.3 million in loans from the APB acquisition. When the acquired loans are excluded, organic non-covered loan and lease growth was $8.9 million. This growth was a combination of new loans and leases and reductions due to (a) a sale of a $17.9 million classified loan at a slight discount and (b) refinancings of existing loans by other lenders. During the third quarter, we observed that $84.0 million of our loans with individual loan balances of $1.0 million or more were refinanced by other lenders. We further observed that the rates on these takeouts ranged from a low of 3.85% to a high of 5.00% and fixed terms ranged from a low of 5 years to a high of 30 years. The covered loan portfolio declined $41.6 million due to repayments and resolution activities.

        Total liabilities increased $198.4 million during the third quarter due to the addition of deposits from the APB acquisition, offset by the deposit decline from the branch sale. Total deposits increased $196.0 million (including a $120 million noninterest-bearing deposit received at quarter-end that was withdrawn in October 2012) during the third quarter to $4.8 billion at September 30, 2012. Core deposits increased $198.7 million during the third quarter due mostly to increases of $134.5 million in noninterest-bearing demand deposits and $87.5 million in money market deposits. Time deposits decreased $2.7 million during the third quarter to $862.3 million at September 30, 2012. At September 30, 2012, core deposits totaled $3.9 billion, or 82% of total deposits at that date. Noninterest-bearing demand deposits were $2.0 billion at September 30, 2012 and represented 42% of total deposits at that date. See "Balance Sheet Analysis—Deposits" for a table showing the changes in deposits for the third quarter reflecting the APB acquisition and sale of branches.

American Perspective Bank Acquisition

        On August 1, 2012, Pacific Western Bank completed the acquisition of American Perspective Bank, or APB, located in San Luis Obispo, California. Pacific Western Bank acquired all of the outstanding common stock of APB for $58.1 million in cash. APB had two operating branches located in San Luis Obispo and Santa Maria, California, and a loan production office located in Paso Robles, California. This acquisition is expected to strengthen the Company's presence in the Central Coast region. The loan production office has been approved to open as a branch in the fourth quarter of 2012 and is expected to provide opportunity for expansion and additional growth in that region. At August 1, 2012, APB had $197.3 million in gross loans outstanding, $48.9 million in investment securities available-for-sale, and $219.6 million in deposits. In August 2012, we sold $45.6 million of APB's government-sponsored enterprise mortgage backed securities and collateralized mortgage obligations.

We retained APB's municipal securities portfolio. Immediately following the completion of the acquisition, APB was merged with and into Pacific Western Bank.

Sale of Branches

        On September 21, 2012, Pacific Western Bank completed the sale of 10 branches. The branches are located in Los Angeles, San Bernardino, Riverside, and San Diego Counties. The transaction resulted in the transfer of deposits to the buyer in exchange for a blended deposit premium of 2.5% applied to the deposit balances transferred at closing. The deposits of the offices sold totaled $125.2 million and we recognized a net gain of $297,000 on this transaction. Although certain other immaterial assets related to the branches were included in the transaction, no loans were transferred. The annual cost savings from this transaction, representing noninterest expense less noninterest income, are estimated to be $2.0 million after tax.

Key Performance Indicators

        Among other factors, our operating results depend generally on the following key performance indicators:

  The Level of Our Net Interest Income

        Net interest income is the excess of interest earned on our interest-earning assets over the interest paid on our interest-bearing liabilities. Net interest margin is net interest income expressed as a percentage of average interest- earning assets. A sustained low interest rate environment combined with low loan growth and high levels of marketplace liquidity may lower both our net interest income and net interest margin going forward.

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

  Loan and Lease Growth

        We generally seek new lending opportunities in the $500,000 to $15 million range, try to limit loan maturities for commercial loans to one year, for construction loans up to 18 months, and for commercial real estate loans up to ten years, and to price lending products so as to preserve our interest spread and net interest margin. We sometimes encounter strong competition in pursuing lending opportunities such that potential borrowers obtain loans elsewhere at lower rates than those we offer. Our ability to make new loans is dependent on economic factors in our market area, borrower qualifications, competition, and liquidity, among other items. Loan growth remains tepid, as new loan volume is not replacing maturities. We attribute this to the competition for new and maturing loans from money center banks, regional banks and community banks that operate in our market areas. Such competition centers on unreasonably low interest rates and unrestrictive loan terms. Excluding acquired loans, during the third quarter gross loans and leases increased $8.9 million. We continue to retain maturing lending relationships that contribute positively to our profitability and net interest margin, and selectively add new loans that meet our credit and pricing standards.

        We have expanded our commercial loan and lease portfolio through the January 3, 2012 acquisition of Pacific Western Equipment Finance, an equipment leasing provider, and the April 3, 2012 acquisition of Celtic, an asset-based lender. As of September 30, 2012, Equipment Finance had

$161.9 million of leases and $15.1 million of leases in process, and Celtic had $57.5 million in gross loans.

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

  The Level of Our Noninterest Expense

        Our noninterest expense includes fixed and controllable overhead, the major components of which are compensation, occupancy, data processing, and other professional services. It also includes costs that tend to vary based on the volume of activity, such as OREO expense. We measure success in controlling both fixed and variable costs through monitoring of the efficiency ratio. We calculate the base efficiency ratio by dividing noninterest expense by net revenues (the sum of net interest income plus noninterest income). We also calculate a non-GAAP measure called the "adjusted efficiency ratio." The adjusted efficiency ratio is calculated in the same manner as the base efficiency ratio except that noninterest income is reduced by FDIC loss sharing income and other-than-temporary loss on a covered security and noninterest expense is reduced by OREO expenses, acquisition and integration costs, and debt termination expense.

        The consolidated base and adjusted efficiency ratios have been as follows:

Three Months Ended	Base Efficiency Ratio	Adjusted Efficiency Ratio
September 30, 2012	67.6%	56.5%
June 30, 2012	64.9%	59.7%
March 31, 2012	97.1%	58.6%
December 31, 2011	60.4%	59.9%
September 30, 2011	67.9%	58.7%

        We disclose the adjusted efficiency ratio as it shows the trend in recurring overhead-related noninterest expense relative to recurring net revenues. See "Results of Operations—Non-GAAP Measurements" for the calculations of the base and adjusted efficiency ratios.

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

Results of Operations

  Non-GAAP Measurements

        Certain discussion in this Form 10-Q contains non-GAAP financial disclosures for tangible common equity, adjusted earnings before income taxes, and adjusted efficiency ratios. The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company's operational performance and to enhance investors' overall understanding of such financial performance. Given the use of tangible common equity amounts and ratio is prevalent among banking regulators, investors and analysts, we disclose our tangible common equity ratio in addition to the equity-to-assets ratio. Also, as analysts and investors view adjusted earnings before income taxes as an indicator of the Company's ability to absorb credit losses, we disclose this amount in addition to pre-tax earnings. The methodology of determining tangible common equity and adjusted earnings before income taxes may differ among companies. We disclose the adjusted efficiency ratio as it shows the trend in recurring overhead-related noninterest expense relative to recurring net revenues.

        These non-GAAP financial measures are presented for supplemental informational purposes only for understanding the Company's operating results and should not be considered a substitute for financial information presented in accordance with United States generally accepted accounting principles ("GAAP"). The following table presents performance amounts and ratios in accordance with

GAAP and a reconciliation of the non-GAAP financial measurements to the GAAP financial measurements.

		Three Months Ended			Nine Months Ended September 30,
		September 30, 2012	June 30, 2012	September 30, 2011
Adjusted Earnings Before Income Taxes					2012	2011
		(In thousands)
Earnings before income taxes		$26,937	$25,970	$22,649	$61,028	$63,068
Plus:	Total provision for credit losses	(2,141)	(271)	348	(8,486)	22,448
	Non-covered OREO expense, net	1,883	130	2,293	3,834	5,296
	Covered OREO expense, net	4,290	2,130	4,813	7,242	3,440
	Other-than-temporary impairment loss on covered security	—	1,115	—	1,115	—
	Acquisition and integration costs	2,101	871	—	2,997	—
	Debt termination expense	—	—	—	22,598	—
Less:	FDIC loss sharing income (expense), net	(367)	(102)	963	(4,048)	5,109

	Adjusted earnings before income taxes	$33,437	$30,047	$29,140	$94,376	$89,143

		Three Months Ended			Nine Months Ended September 30,
		September 30, 2012	June 30, 2012	September 30, 2011
Adjusted Efficiency Ratio					2012	2011
		(Dollars in thousands)
Noninterest expense		$51,657	$47,585	$48,587	$168,137	$136,524
Less:	Non-covered OREO expense, net	1,883	130	2,293	3,834	5,296
	Covered OREO expense, net	4,290	2,130	4,813	7,242	3,440
	Acquisition and integration costs	2,101	871	—	2,997	—
	Debt termination expense	—	—	—	22,598	—

	Adjusted noninterest expense	$43,383	$44,454	$41,481	$131,466	$127,788

Net interest income		$70,771	$68,413	$64,441	$206,864	$198,868
Noninterest income		5,682	4,871	7,143	13,815	23,172

	Net revenues	76,453	73,284	71,584	220,679	222,040
Less:	FDIC loss sharing income (expense), net	(367)	(102)	963	(4,048)	5,109
	Other-than-temporary impairment loss on covered security	—	(1,115)	—	(1,115)	—

	Adjusted net revenues	$76,820	$74,501	$70,621	$225,842	$216,931

Base efficiency ratio(1)		67.6%	64.9%	67.9%	76.2%	61.5%
Adjusted efficiency ratio(2)		56.5%	59.7%	58.7%	58.2%	58.9%

(1)
Noninterest expense divided by net revenues.

(2)
Adjusted noninterest expense divided by adjusted net revenues.

Tangible Common Equity		September 30, 2012	June 30, 2012	December 31, 2011
		(Dollars in thousands)
PacWest Bancorp Consolidated:
Stockholders' equity		$584,086	$565,648	$546,203
Less:	Intangible assets	95,491	78,951	56,556

	Tangible common equity	$488,595	$486,697	$489,647

Total assets		$5,538,502	$5,321,622	$5,528,237
Less:	Intangible assets	95,491	78,951	56,556

	Tangible assets	$5,443,011	$5,242,671	$5,471,681

	Equity to assets ratio	10.55%	10.63%	9.88%
	Tangible common equity ratio(1)	8.98%	9.28%	8.95%
Book value per share		$15.61	$15.12	$14.66
Tangible book value per share		$13.06	$13.01	$13.14
Shares outstanding		37,420,025	37,402,293	37,254,318
Pacific Western Bank:
Stockholders' equity		$660,693	$642,553	$625,494
Less:	Intangible assets	95,491	78,951	56,556

	Tangible common equity	$565,202	$563,602	$568,938

Total assets		$5,520,998	$5,305,170	$5,512,025
Less:	Intangible assets	95,491	78,951	56,556

	Tangible assets	$5,425,507	$5,226,219	$5,455,469

	Equity to assets ratio	11.97%	12.11%	11.35%
	Tangible common equity ratio(1)	10.42%	10.78%	10.43%

(1)
Calculated as tangible common equity divided by tangible assets.

  Earnings Performance

        Summarized financial information for the periods indicated are as follows:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2012	June 30, 2012	September 30, 2011
				2012	2011
	(Dollars in thousands, except per share data)
Earnings Summary:
Interest income	$75,123	$72,890	$72,518	$222,413	$224,371
Interest expense	(4,352)	(4,477)	(8,077)	(15,549)	(25,503)

Net interest income	70,771	68,413	64,441	206,864	198,868

Provision for credit losses:
Non-covered loans and leases	(2,000)	—	—	(12,000)	13,300
Covered loans	(141)	(271)	348	3,514	9,148

Total provision	(2,141)	(271)	348	(8,486)	22,448

FDIC loss sharing income (expense), net	(367)	(102)	963	(4,048)	5,109
Other-than-temporary impairment loss on covered security	—	(1,115)	—	(1,115)	—
Other noninterest income	6,049	6,088	6,180	18,978	18,063

Total noninterest income	5,682	4,871	7,143	13,815	23,172

Non-covered OREO expense, net	(1,883)	(130)	(2,293)	(3,834)	(5,296)
Covered OREO expense, net	(4,290)	(2,130)	(4,813)	(7,242)	(3,440)
Acquisition and integration costs	(2,101)	(871)	—	(2,997)	—
Debt termination expense	—	—	—	(22,598)	—
Other noninterest expense	(43,383)	(44,454)	(41,481)	(131,466)	(127,788)

Total noninterest expense	(51,657)	(47,585)	(48,587)	(168,137)	(136,524)

Income tax expense	(10,849)	(10,413)	(9,345)	(24,119)	(26,247)

Net earnings	$16,088	$15,557	$13,304	$36,909	$36,821

Profitability Measures:
Earnings per share:
Basic	$0.43	$0.42	$0.36	$1.00	$0.99
Diluted	$0.43	$0.42	$0.36	$1.00	$0.99
Annualized return on:
Average assets	1.16%	1.16%	0.97%	0.90%	0.90%
Average equity	11.16%	11.23%	10.11%	8.78%	9.81%
Net interest margin	5.58%	5.60%	5.15%	5.53%	5.35%
Base efficiency ratio	67.6%	64.9%	67.9%	76.2%	61.5%
Adjusted efficiency ratio(1)	56.5%	59.7%	58.7%	58.2%	58.9%

(1)
Excludes FDIC loss sharing income (expense), other-than-temporary impairment loss on a covered security, OREO expenses, acquisition and integration costs, and debt termination expense.

  Third Quarter of 2012 Compared to Second Quarter of 2012

        Net earnings for the third quarter of 2012 were $16.1 million, or $0.43 per diluted share, compared to $15.6 million, or $0.42 per diluted share, for the second quarter of 2012. The $531,000 increase in net earnings for the linked quarters was due primarily to a combination of the following:

  •
  Net interest income increased $2.4 million ($1.4 million after tax) due to the interest income on loans from the American Perspective Bank ("APB") acquisition, offset by lower accelerated accretion of purchase discount from covered loan payoffs.

  •
  The provision for credit losses on non-covered loans was a negative $2.0 million for the quarter ($1.2 million after tax) compared to a zero provision in the second quarter. Such negative provision reflects improving credit quality metrics.

  •
  Noninterest income increased $811,000 ($470,000 after tax), due to an other-than-temporary impairment ("OTTI") loss on a covered security of $1.1 million incurred in the second quarter and not repeated in the third quarter; our portion of the OTTI loss was $223,000 ($129,000 after tax) after the 80% loss coverage by the FDIC. FDIC loss sharing expense is lower by $627,000 when the loss sharing income related to the OTTI is excluded. We recognized a net gain of $297,000 ($172,000 after tax) on the sale of branches. These items were offset by decreases in gain on sales of leases and service charges on deposit accounts.

  •
  Noninterest expense increased $4.1 million ($2.4 million after tax) due to a $3.9 million ($2.3 million after tax) increase in total OREO expense from higher write-downs based on updated appraisals, a $1.2 million ($713,000 after tax) increase in acquisition and integration costs relating to the acquisition of APB, and $718,000 ($416,000 after tax) increase in overhead costs from the APB operations. Offsetting these items was a decrease in other expense relating to a lawsuit settlement of $595,000 ($345,000 after tax) incurred in the second quarter and not repeated in the third quarter.

  Third Quarter of 2012 Compared to Third Quarter of 2011

        Net earnings for the third quarter of 2012 were $16.1 million, or $0.43 per diluted share, compared to net earnings of $13.3 million, or $0.36 per diluted share, for the third quarter of 2011. The $2.8 million increase in net earnings was due primarily to a combination of the following:

  •
  Higher net interest income of $6.4 million ($3.7 million after-tax) attributed to the interest income on loans from the APB, Celtic, and EQF acquisitions, and a decrease in interest expense due to lower deposit rates, lower average time deposits, lower average FHLB advances, and a lower rate and average balance of subordinated debentures.

  •
  Lower provision for credit losses of $2.5 million ($1.4 million after tax); the provision on non-covered loans was lower by $2.0 million ($1.2 million after tax) and the provision on covered loans was lower by $489,000 ($284,000 after tax). These declines were due to improved credit quality.

  •
  Lower noninterest income of $1.5 million due to a decrease in FDIC loss sharing income of $1.3 million ($771,000 after tax) and a decline in service charges on deposits of $437,000 ($253,000 after tax), offset by a net gain of $297,000 ($172,000 after tax) on the sale of branches.

  •
  Higher noninterest expense of $3.1 million ($1.8 million after tax) due to an increase in compensation expense of $2.3 million ($1.3 million after tax) related to the addition of APB, Celtic, and EQF, and acquisition and integration costs of $2.1 million ($1.2 million after tax). These items were offset by a decrease in OREO expenses of $933,000 ($541,000 after tax).

  Nine Months of 2012 Compared to Nine Months of 2011

        Net earnings were $36.9 million, or $1.00 per diluted share, for the nine months ended September 30, 2012 compared to net earnings of $36.8 million, or $0.99 per diluted share, for the nine months ended September 30, 2011. The net earnings for the nine months ended September 30, 2012 were relatively flat compared to the same period last year. The 2012 period included $6.1 million of net earnings from our 2012 acquisitions. Highlights are as follows:

  •
  Higher net interest income of $8.0 million ($4.6 million after-tax) attributed to a decrease in interest expense from both lower volume and rate of interest-bearing liabilities.

  •
  Lower provision for credit losses of $30.9 million ($17.9 million after tax); the provision on non-covered loans is lower by $25.3 million ($14.7 million after tax) and the provision on covered loans is lower by $5.6 million ($3.2 million after tax). These declines are due to improving credit quality.

  •
  Other credit related costs and loss sharing contract activities reduced net earnings by $12.6 million ($7.3 million after tax); this amount includes lower FDIC loss sharing income of $9.2 million ($5.3 million after tax), higher net covered OREO expense of $3.8 million ($2.2 million after tax), and higher covered OTTI expense of $1.1 million ($647,000 after tax), offset by lower non-covered OREO expense of $1.5 million ($848,000 after tax).

  •
  Noninterest income includes $1.8 million ($1.1 million after tax) related to gain on sale of leases and the gain on sale of branches; there were no such items in 2011.

  •
  $22.6 million ($13.1 million after tax) of debt termination expense incurred in the first quarter of 2012 on the repayment of $225 million in fixed-rate term FHLB advances and the early redemption of $18.6 million in trust-preferred securities; there was no such item in 2011.

  •
  $3.0 million ($1.7 million after tax) of acquisition and integration costs in 2012 related to the Company's acquisition activity; there was no such item in 2011.

  •
  Excluding debt termination costs, OREO costs, and acquisition and integration costs, noninterest expense increased $3.7 million ($2.1 million after tax) attributed to higher compensation and overhead costs for the acquired operations offset by lower insurance assessments, lower CDI amortization expense, and lower other professional services expense.

  •
  Lower tax expense of $1.3 million as the Company's effective tax rate declined due to higher tax-free interest income and tax credits.

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

        The following tables present, for the periods indicated, the distribution of average assets, liabilities and stockholders' equity, as well as interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities:

	Three Months Ended
	September 30, 2012			June 30, 2012			September 30, 2011
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans and leases, net of unearned income(1)	$3,565,637	$66,711	7.44%	$3,499,056	$63,312	7.28%	$3,656,184	$63,347	6.87%
Investment securities(2)	1,377,016	8,346	2.41%	1,390,080	9,558	2.77%	1,168,822	9,077	3.08%
Deposits in financial institutions	101,491	66	0.26%	28,478	20	0.28%	142,691	94	0.26%
Federal funds sold	—	—	—	10	—	—	—	—	—

Total interest-earning assets	5,044,144	$75,123	5.92%	4,917,624	$72,890	5.96%	4,967,697	$72,518	5.79%

Other assets	478,428			463,962			486,276

Total assets	$5,522,572			$5,381,586			$5,453,973

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest checking deposits	$522,551	$70	0.05%	$514,969	$68	0.05%	$489,988	$190	0.15%
Money market deposits	1,248,723	643	0.20%	1,172,050	555	0.19%	1,222,787	1,304	0.42%
Savings deposits	160,843	13	0.03%	160,937	12	0.03%	154,922	66	0.17%
Time deposits	885,181	2,566	1.15%	889,705	2,701	1.22%	1,049,805	3,512	1.33%

Total interest-bearing deposits	2,817,298	3,292	0.46%	2,737,661	3,336	0.49%	2,917,502	5,072	0.69%
Borrowings	22,700	210	3.68%	113,233	293	1.04%	225,022	1,782	3.14%
Subordinated debentures	108,250	850	3.12%	108,250	848	3.15%	129,395	1,223	3.75%

Total interest-bearing liabilities	2,948,248	$4,352	0.59%	2,959,144	$4,477	0.61%	3,271,919	$8,077	0.98%

Noninterest-bearing demand deposits	1,956,929			1,824,278			1,616,012
Other liabilities	43,786			40,984			43,983

Total liabilities	4,948,963			4,824,406			4,931,914
Stockholders' equity	573,609			557,180			522,059

Total liabilities and stockholders' equity	$5,522,572			$5,381,586			$5,453,973

Net interest income		$70,771			$68,413			$64,441

Net interest rate spread			5.33%			5.35%			4.81%
Net interest margin			5.58%			5.60%			5.15%
Total deposits	$4,774,227			$4,561,939			$4,533,514
All-in deposit cost(3)			0.27%			0.29%			0.44%

(1)
Includes nonaccrual loans and leases and loan fees.

(2)
The tax-equivalent yield on investment securities was 2.77% for September 30, 2012 and 3.03% for June 30, 2012; the tax-equivalent yield adjustment was not material for September 30, 2011.

(3)
All-in deposit cost is calculated as annualized interest expense on deposits divided by average total deposits.

	Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans and leases, net of unearned income(1)(2)	$3,542,571	$194,775	7.34%	$3,820,036	$198,459	6.95%
Investment securities(2)	1,376,722	27,484	2.67%	1,030,416	25,678	3.33%
Deposits in financial institutions	77,928	154	0.26%	119,698	234	0.26%
Federal funds sold	3	—	—	—	—	—

Total interest-earning assets	4,997,224	$222,413	5.95%	4,970,150	$224,371	6.04%

Other assets	471,216			502,435

Total assets	$5,468,440			$5,472,585

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest checking deposits	$516,924	$202	0.05%	$491,942	$702	0.19%
Money market deposits	1,206,820	1,764	0.20%	1,226,840	4,567	0.50%
Savings deposits	160,912	38	0.03%	148,552	207	0.19%
Time deposits	905,721	8,228	1.21%	1,102,865	11,070	1.34%

Total interest-bearing deposits	2,790,377	10,232	0.49%	2,970,199	16,546	0.74%
Borrowings	124,863	2,428	2.60%	225,722	5,289	3.13%
Subordinated debentures	113,279	2,889	3.41%	129,469	3,668	3.79%

Total interest-bearing liabilities	3,028,519	$15,549	0.69%	3,325,390	$25,503	1.03%

Noninterest-bearing demand deposits	1,833,855			1,602,518
Other liabilities	44,829			43,057

Total liabilities	4,907,203			4,970,965
Stockholders' equity	561,237			501,620

Total liabilities and stockholders' equity	$5,468,440			$5,472,585

Net interest income		$206,864			$198,868

Net interest rate spread			5.26%			5.01%
Net interest margin			5.53%			5.35%
Total deposits	$4,624,232			$4,572,717
All-in deposit cost(3)			0.30%			0.48%

(1)
Includes nonaccrual loans and loan fees.

(2)
The tax-equivalent yield on investment securities was 3.05% for 2012; the tax-equivalent yield adjustment was not material for 2011.

(3)
All-in deposit cost is calculated as annualized interest expense on deposits divided by average total deposits.

        The net interest margin ("NIM") is impacted by several items that cause volatility from period to period. The effects of such items on the net interest margin are shown in the following table for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2012	June 30, 2012	September 30, 2011
Items Impacting NIM Volatility				2012	2011
	Increase (Decrease) in NIM
Accelerated accretion of purchase discounts from covered loan payoffs	0.12%	0.19%	0.10%	0.15%	0.23%
Nonaccrual loan interest	0.04%	(0.02)%	0.03%	0.01%	0.02%
Unearned income and purchase accounting adjustments on the early repayment of leases	0.14%	0.01%	—	0.06%	—
Short-term amortization of premium on the Celtic loan portfolio	(0.04)%	(0.06)%	—	(0.03)%	—

Total	0.26%	0.12%	0.13%	0.19%	0.25%

  Third Quarter of 2012 Compared to Second Quarter of 2012

        Net interest income increased by $2.4 million to $70.8 million for the third quarter of 2012 compared to $68.4 million for the second quarter of 2012. This change was due to a $3.4 million increase in interest income on loans and leases, offset by a $1.2 million decrease in interest income on investment securities. Interest income on loans and leases increased due to additional interest income from the APB portfolio, offset by lower accelerated accretion of discount from covered loan payoffs. Average loans and leases increased $66.6 million during the third quarter. Interest income on investment securities declined due mainly to the call of $33.8 million in higher yield corporate debt securities in July 2012 and accelerated premium amortization on our government agency and government-sponsored enterprise pass through securities and collateralized mortgage obligations due to increased prepayment speeds in the third quarter. Interest expense declined $125,000 due mostly to lower time deposit costs despite adding $219.6 million of deposits in the APB acquisition.

        Our NIM for the third quarter of 2012 was 5.58%, a decrease of two basis points from the 5.60% reported for the second quarter of 2012. The principal reason for the decline was lower income from and yield on the investment portfolio. Such lower income and yield result from the current low interest rate environment into which cash flow is invested.

        The yield on average loans and leases increased 16 basis points to 7.44% for the third quarter of 2012 from 7.28% for the second quarter of 2012. Most of such increase was from unearned income recognition on early repayment of leases. All-in deposit cost declined 2 basis points to 0.27% during the third quarter of 2012 compared to the second quarter of 2012. The cost of interest-bearing deposits declined 3 basis points to 0.46% due to the lower rate on average time deposits. The cost of total interest-bearing liabilities declined 2 basis points to 0.59% for the third quarter of 2012.

  Third Quarter of 2012 Compared to Third Quarter of 2011

        Net interest income increased by $6.4 million to $70.8 million for the third quarter of 2012 compared to $64.4 million for the third quarter of 2011. This change was due to a $3.4 million increase in interest income on loans and leases and a $3.7 million decline in interest expense, offset by a $731,000 decrease in interest income on investment securities. Interest income on loans and leases increased due to the additional interest income from the APB, Celtic, and EQF portfolios. Interest expense on deposits decreased $1.8 million due to lower rates on all interest-bearing deposits and lower average time deposits. Interest expense on borrowings declined $1.6 million due to lower average borrowings; we repaid fixed-rate term FHLB advances at the end of the first quarter of 2012 and replaced a portion of those advances with lower cost overnight FHLB advances that were repaid during the third quarter of 2012. Interest expense on subordinated debentures decreased $373,000 due to the March 2012 redemption of $18.6 million in fixed-rate trust preferred securities. Interest income on investment securities declined due mainly to the accelerated premium amortization on our government agency and government-sponsored enterprise pass through securities due to increased prepayment speeds.

        The NIM increased 43 basis points to 5.58% for the third quarter of 2012 compared to 5.15% for the same period last year due to lower funding costs and a higher yielding loan and lease portfolio.

        The yield on average loans and leases increased 57 basis points to 7.44% for the third quarter of 2012 from 6.87% for the third quarter of 2011, due mostly to the relatively higher yields earned on the Celtic and EQF loan and lease portfolios which were added in 2012. All-in deposit cost declined 17 basis points to 0.27% for the third quarter of 2012 compared to the same period last year. The cost of interest-bearing deposits declined 23 basis points to 0.46% due to lower rates on all interest-bearing deposits and a shift in the deposit mix to lower cost interest-bearing checking, money market and savings deposits from higher cost time deposits attributable to the decline in average time deposits. The cost of total interest-bearing liabilities declined 39 basis points to 0.59% due to the reduction in the cost of interest-bearing deposits and lower borrowing costs due to the repayment of higher cost fixed-rate debt in the first quarter of 2012.

  Nine Months of 2012 Compared to Nine Months of 2011

        Net interest income increased by $8.0 million to $206.9 million during the nine months ended September 30, 2012 compared to $198.9 million for the same period last year. This change was due to a $10.0 million decrease in interest expense and a $1.8 million increase in interest on investment securities, offset by a $3.7 million decrease in loan and lease interest income. Interest expense on deposits decreased $6.3 million due to lower rates on all interest-bearing deposits and lower average time deposits. Interest expense on borrowings declined $2.9 million due to lower average borrowings and a lower average rate on such borrowings; we repaid fixed-rate term FHLB advances at the end of the first quarter of 2012 and replaced a portion of those advances with lower cost overnight FHLB advances that were repaid during the third quarter. Interest expense on subordinated debentures decreased $779,000 due to the March 2012 redemption of $18.6 million in fixed-rate trust preferred securities. Interest income on investment securities increased $1.8 million due to purchases. Interest income on loans and leases declined due to lower average loans and leases from repayments and resolution activities, offset partially by a higher yield. The higher loan and lease yield is attributed to the relatively higher yields earned on the Celtic and EQF loan and lease portfolios which were added in 2012.

        The NIM for the first nine months of 2012 was 5.53%, an increase of 18 basis points from 5.35% for the same period last year. The increase was due to lower funding costs and a higher yield on loans and leases, offset by a lower return on the securities portfolio.

        The yield on average loans and leases increased 39 basis points to 7.34% for the nine months ended September 30, 2012 compared to 6.95% for the same period last year, due mainly to the addition of Celtic's and EQF's higher-yielding loan and lease portfolios. All-in deposit cost declined 18 basis points to 0.30% for the first nine months of 2012 compared to the same period last year. The cost of interest-bearing deposits declined 25 basis points to 0.49% due to lower rates on all interest-bearing deposits and a shift in the deposit mix to lower cost interest-bearing checking, money market and savings deposits from higher cost time deposits attributable to the decline in average time deposits. The cost of total interest-bearing liabilities declined 34 basis points to 0.69% due to the reduction in the cost of interest-bearing deposits and lower borrowing costs due to the repayment of higher cost fixed-rate debt in the first quarter of 2012.

  Provision for Credit Losses

        The following table sets forth the details of the provision for credit losses and allowance for credit losses data for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2012	June 30, 2012	September 30, 2011
				2012	2011
	(Dollars in thousands)
Provision For Credit Losses:
Addition (reduction) to allowance for loan and lease losses	$(1,900)	$1,000	$(300)	$(9,400)	$12,550
Addition (reduction) to reserve for unfunded loan commitments	(100)	(1,000)	300	(2,600)	750

Total provision for non-covered loans and leases	(2,000)	—	—	(12,000)	13,300
Provision for covered loans	(141)	(271)	348	3,514	9,148

Total provision for credit losses	$(2,141)	$(271)	$348	$(8,486)	$22,448

Allowance for Credit Losses Data:
Net charge-offs on non-covered loans and leases	$1,019	$3,706	$6,017	$6,771	$21,093
Annualized net charge-offs to non-covered average loans and leases	0.14%	0.52%	0.83%	0.31%	0.94%
At Period End:
Allowance for loan and lease losses	$69,142	$72,061	$90,110
Allowance for credit losses	$75,012	$78,031	$96,535
Allowance for credit losses to non-covered loans and leases, net of unearned income	2.46%	2.74%	3.34%
Allowance for credit losses to non-covered nonaccrual loans and leases	202.8%	147.9%	161.0%

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

        During the third quarter of 2012, the Company recorded a negative provision for credit losses of $2.1 million compared to a negative provision of $271,000 for the second quarter of 2012 and a provision of $348,000 for the third quarter of 2011. The provision related to non-covered loans was a $2.0 million negative provision for the third quarter of 2012; this compares to a zero provision for both the second quarter of 2012 and third quarter of 2011. Net non-covered loan charge-offs were $1.0 million in the third quarter of 2012, $3.7 million in the second quarter of 2012, and $6.0 million in the third quarter of 2011. During the third quarter of 2012, nonaccrual loans and leases decreased by $15.8 million, or 30%, while classified loans and leases declined by $43.0 million, or 31%. Nonaccrual loans and leases totaled $37.0 million, $52.8 million, and $60.0 million at September 30, 2012, June 30, 2012, and September 30, 2011, respectively. Classified loans and leases were $96.9 million, $139.9 million, and $177.7 million at September 30, 2012, June 30, 2012, and September 30, 2011, respectively.

        The allowance for credit losses on non-covered loans was $75.0 million as of September 30, 2012 and represented 2.46% of the non-covered loan balances at that date. This compares to an allowance for credit losses on non-covered loans of $78.0 million, or 2.74% of non-covered loans, as of June 30, 2012 and an allowance for credit losses on non-covered loans of $96.5 million, or 3.34% of non-covered loans, as of September 30, 2011. Our non-covered loans and leases at September 30, 2012 include $341.2 million in loans and leases acquired in our 2012 acquisitions that were initially recorded at their estimated fair values. Only $350,000 of our allowance for credit losses applies to such loans and leases because the fair value amounts at which they were initially recorded included an estimate of their credit loss. When these loans and leases are excluded from the total of non-covered loans and leases, the coverage ratio of our allowance for credit losses increases to 2.76% at September 30, 2012. The comparable ratio at June 30, 2012 was 2.91%. The decline in the coverage ratio for September 30, 2012 compared to other periods presented is due to improved credit quality metrics.

        During the third quarter of 2012, we made a $141,000 negative provision for credit losses on the covered loan portfolio based on a current analysis of covered loans, which reflected an increase in actual and expected cash flows from previous estimates. During the second quarter of 2012, we recorded a $271,000 negative provision for credit losses on covered loans, and in the third quarter of 2011, we recorded a provision of $348,000. The FDIC absorbs 80% of losses on covered loans under the terms of our loss-sharing agreements.

        During the first nine months of 2012, we made a negative provision for credit losses totaling $8.5 million compared to a provision of $22.4 million for the same period last year. The Company recorded a negative provision for non-covered loans of $12.0 million for the nine months ended September 30, 2012 compared to a provision of $13.3 million for the nine months ended September 30, 2011. Non-covered net charge-offs were $6.8 million and $21.1 million during the first nine months of 2012 and 2011, respectively. During the nine months ended September 30, 2012, nonaccrual loans and leases declined by $21.3 million, or 37%, while classified loans and leases decreased by $88.7 million, or 48%. Nonaccrual loans totaled $37.0 million and $58.3 million at September 30, 2012 and December 31, 2011, respectively. Classified loans and leases were $96.9 million and $185.6 million at September 30, 2012 and December 31, 2011, respectively. The provision for covered loans was $3.5 million and $9.1 million for the nine months ended September 30, 2012 and 2011, respectively.

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

  Noninterest Income

        The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2012	June 30, 2012	September 30, 2011
				2012	2011
	(In thousands)
Service charges on deposit accounts	$3,108	$3,328	$3,545	$9,789	$10,503
Other commissions and fees	2,123	2,095	2,052	6,101	5,752
Gain on sale of loans and leases	132	403	—	1,525	—
Other-than-temporary impairment loss on covered security	—	(1,115)	—	(1,115)	—
Increase in cash surrender value of life insurance	304	295	359	964	1,106
FDIC loss sharing income (expense), net	(367)	(102)	963	(4,048)	5,109
Other income	382	(33)	224	599	702

Total noninterest income	$5,682	$4,871	$7,143	$13,815	$23,172

        The following table presents the details of FDIC loss sharing income (expense), net for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2012	June 30, 2012	September 30, 2011
				2012	2011
	(In thousands)
FDIC Loss Sharing Income, Net:
Gain (loss) on FDIC loss sharing asset(1)	$(593)	$575	$(1,704)	$(885)	$11,113
FDIC loss sharing asset amortization, net	(2,488)	(1,917)	(1,079)	(6,918)	(2,844)
Loan recoveries shared with FDIC	(640)	(1,246)	—	(2,725)	(5,513)
Net reimbursement from FDIC for covered OREO write-downs and sales	3,350	1,589	3,740	5,573	2,314
Other-than-temporary impairment losses on covered security	—	892	—	892	—
Other	4	5	6	15	39

Total FDIC loss sharing income (expense), net	$(367)	$(102)	$963	$(4,048)	$5,109

(1)
Includes increases related to covered loan loss provisions and decreases for write-offs for covered loans resolved or expected to be resolved at amounts higher than their carrying value.

  Third Quarter of 2012 Compared to Second Quarter of 2012 and Third Quarter of 2011

        Noninterest income for the third quarter of 2012 totaled $5.7 million compared to $4.9 million for the second quarter of 2012 and $7.2 million for the third quarter of 2011. The $811,000 increase for the third quarter of 2012 compared to the prior quarter was due to a $1.1 million OTTI loss on one of our covered private label collateralized mortgage obligation ("CMO") securities incurred in the second quarter and not repeated in the third quarter. After the 80% loss share on the covered private label CMO, our share of the loss was $223,000. Additionally, FDIC loss sharing expense is lower by $627,000 when the loss share income related to the OTTI is excluded. We also recognized in other noninterest income a $297,000 gain on the sale of 10 branches during the third quarter. These items were offset by lower gains on sales of leases of $271,000 and lower service charges on deposit accounts of $220,000.

        The third quarter of 2012 includes net FDIC loss sharing expense of $367,000 compared to second quarter of 2012 net FDIC loss sharing expense of $102,000; such change was due mostly to the second quarter OTTI loss on a covered private label CMO security and higher write-offs of the FDIC loss sharing asset relating to resolution of covered loans at amounts higher than their carrying values, offset by higher covered OREO write-downs during the third quarter. Contributing to the increase in FDIC loss sharing expense was higher net amortization of the FDIC loss sharing asset due to a decrease in the expected amount of losses on covered assets. The reduction in service charges on deposit accounts was attributable primarily to lower analysis charges and NSF fees.

        The $1.5 million decline in noninterest income for the third quarter of 2012 compared to the same period last year was due mostly to a decrease in FDIC loss sharing income of $1.3 million and a decline in service charges on deposits of $437,000, offset by a net gain of $297,000 on the sale of 10 branches to Opus Bank. The third quarter of 2012 includes net FDIC loss sharing expense of $367,000 compared to third quarter of 2011 net FDIC loss sharing income of $963,000; such change was due mostly to higher net amortization of the FDIC loss sharing asset and higher loan recoveries shared with the FDIC, offset by a lower loss on the FDIC loss sharing asset. The reduction in service charges on deposit accounts was attributable primarily to lower analysis charges and NSF fees.

  Nine Months of 2012 Compared to Nine Months of 2011

        Noninterest income declined by $9.4 million to $13.8 million for the nine months ended September 30, 2012 compared to $23.2 million for the same period last year. The change was due principally to a decrease in net FDIC loss sharing income of $9.2 million, a $1.1 million OTTI loss on one of our covered private label CMO's, and a $714,000 reduction in service charges on deposit accounts, offset partially by a $1.5 million gain on sale of leases attributable to EQF. FDIC loss sharing income, net, decreased due mainly to lower provisions for credit losses on covered loans, increased write-offs of the FDIC loss sharing asset relating to resolution of covered loans at amounts higher than their carrying values, and higher amortization of the FDIC loss sharing asset, offset partially by higher covered OREO write-downs.

  Noninterest Expense

        The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2012	June 30, 2012	September 30, 2011
				2012	2011
	(Dollars in thousands)
Compensation	$23,812	$23,699	$21,557	$71,698	$65,203
Occupancy	6,964	7,088	7,423	21,340	21,548
Data processing	2,310	2,258	2,228	6,848	6,832
Other professional services	2,019	2,378	2,239	6,167	7,040
Business development	635	581	548	1,854	1,712
Communications	652	626	678	1,886	2,371
Insurance and assessments	1,398	1,323	1,641	4,014	5,581
Non-covered other real estate owned, net	1,883	130	2,293	3,834	5,296
Covered other real estate owned, net	4,290	2,130	4,813	7,242	3,440
Intangible asset amortization	1,678	1,737	1,977	5,150	6,592
Acquisition and integration	2,101	871	—	2,997	—
Debt termination	—	—	—	22,598	—
Other expense	3,915	4,764	3,190	12,509	10,909

Total noninterest expense	$51,657	$47,585	$48,587	$168,137	$136,524

        The following tables present the components of OREO expense, net for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2012	June 30, 2012	September 30, 2011
				2012	2011
	(In thousands)
Non-Covered OREO Expense:
Provision for losses	$2,566	$101	$1,676	$3,419	$3,955
Maintenance costs	354	357	639	1,738	1,512
Gain on sale	(1,037)	(328)	(22)	(1,323)	(171)

Total non-covered OREO expense, net	$1,883	$130	$2,293	$3,834	$5,296

Covered OREO Expense:
Provision for losses	$5,214	$2,704	$8,601	$10,147	$11,056
Maintenance costs	102	143	137	314	547
Gain on sale	(1,026)	(717)	(3,925)	(3,219)	(8,163)

Total covered OREO expense, net	$4,290	$2,130	$4,813	$7,242	$3,440

  Third Quarter of 2012 Compared to Second Quarter of 2012

        Noninterest expense increased by $4.1 million to $51.7 million during the third quarter of 2012 compared to $47.6 million for the second quarter of 2012. Noninterest expense for APB's operations totaled $718,000 since the August 1, 2012 acquisition date. Covered OREO expense increased $2.2 million due to higher write-downs of $2.5 million offset by higher gains on sales of $309,000. Non-covered OREO expense increased $1.8 million due to $2.5 million in higher write-downs offset by higher gains on sales of $709,000. Acquisition and integration costs increased $1.2 million due to the APB acquisition. Third quarter acquisition and integration costs of $2.1 million include severance, systems conversion and professional fees, and accruals for the closures of Pacific Western Bank offices at the time of the APB acquisition. Partially offsetting these items was a decrease in other expense relating to a lawsuit settlement of $595,000 incurred in the second quarter; there was no similar expense in the third quarter.

        Noninterest expense includes (a) amortization of time-based restricted stock, which is included in compensation, and (b) intangible asset amortization. Amortization of restricted stock totaled $1.4 million, $1.3 million, and $2.1 million for the third quarter of 2012, second quarter of 2012, and third quarter of 2011, respectively. Intangible asset amortization totaled $1.7 million, $1.7 million, and $2.0 million for the third quarter of 2012, second quarter of 2012, and third quarter of 2011, respectively.

  Third Quarter of 2012 Compared to Third Quarter of 2011

        Noninterest expense increased by $3.1 million to $51.7 million for the third quarter of 2012 compared to $48.6 million for the same period last year. Noninterest expense for APB, Celtic and EQF totaled $4.3 million since their acquisition dates. Compensation expense increased $2.3 million due to the additions of APB, Celtic, and EQF. Acquisition and integration costs were $2.1 million for the third quarter and related to the acquisition of APB. Other expense increased $725,000 due mainly to increases in amortization of non-compete agreements and in our share of the losses of partnership investments in low income housing. These items were offset by declines of $523,000 and $410,000 in covered OREO costs and non-covered OREO costs, respectively. Covered OREO costs decreased due mostly to lower write-downs of $3.4 million, offset by lower gains on sales of $2.9 million. Non-covered OREO costs decreased due to higher gains on sales of $1.0 million and lower maintenance costs of $285,000, offset by higher write-downs of $890,000.

  Nine Months of 2012 Compared to Nine Months of 2011

        Noninterest expense increased by $31.6 million to $168.1 million during the nine months ended September 30, 2012 compared to $136.5 million for the same period last year. The increase was due mostly to $22.6 million in debt termination expense incurred in the first quarter of 2012 for the early repayments of FHLB advances and trust preferred securities. No such expense was incurred in the prior year period. Excluding the debt termination expense, noninterest expense increased $9.0 million. Noninterest expense for APB, Celtic and EQF totaled $10.2 million since their respective acquisition dates, and the increase in acquisition and integration costs totaled $3.0 million. Covered OREO expense increased $3.8 million due mostly to lower gains on sales of $4.9 million offset by lower write-downs of $909,000. The majority of the other expense categories declined. The following items are net of the impact of acquisition activity. Intangible asset amortization declined $1.8 million due to certain intangibles being fully amortized. Insurance and assessments decreased $1.6 million due to the revised deposit insurance assessment formula. Non-covered OREO expense decreased $1.5 million due to higher gains on sales of $1.2 million and lower write-downs of $536,000. Other professional services declined $1.2 million due to lower legal fees for litigation and loans and to lower fees for our outsourced internal audit function.

        Amortization of restricted stock totaled $4.3 million and $6.2 million for the nine months ended September 30, 2012 and 2011, respectively. Intangible asset amortization totaled $5.2 million and $6.6 million for the same year-to-date periods, respectively.

  Income Taxes

        The effective tax rate for the third quarter of 2012 was 40.3% compared to 40.1% for the second quarter of 2012 and 41.2% in the third quarter of 2011. The effective tax rates for the nine months ended September 30, 2012 and 2011 were 39.5% and 41.6%, respectively. The lower rates in the first nine months of 2012 resulted from a higher proportion of tax credits and tax exempt income to pre-tax income. The Company operates primarily in the Federal and California jurisdictions and the blended statutory tax rate for Federal and California is 42%.

Business Segments

        The Company's reportable segments consist of "Banking", "Asset Financing", and "Other". At September 30, 2012, the Other segment consists of the PacWest Bancorp holding company and other elimination and reconciliation entries.

        The Bank's Asset Financing segment includes the operations of the divisions and subsidiaries that provide asset-based commercial loans and equipment leases. The asset-based lending products are offered primarily through 3 business units: (1) First Community Financial ("FCF"), a division of the Bank, based in Phoenix, Arizona; (2) BFI Business Finance ("BFI"), a wholly-owned subsidiary of the Bank, based in San Jose, California; and (3) Celtic, a wholly-owned subsidiary of the Bank based in Santa Monica, California. The Bank's leasing products are offered through Pacific Western Equipment Finance ("EQF"), a division of the Bank based in Midvale, Utah.

        With the acquisitions of EQF in January 2012 and Celtic in April 2012, we expanded our asset-based lending operations, both in terms of size and product diversification by adding equipment leasing, and determined that our asset financing operations met the threshold to be a reportable segment beginning with the second quarter of 2012.

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

        The following tables present information regarding our business segments as of and for the periods indicated:

	September 30, 2012
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Non-covered loans and leases, net of unearned income	$2,661,471	$389,420	$—	$3,050,891
Allowance for loan and lease losses	(65,174)	(3,968)	—	(69,142)

Non-covered loans and leases, net	2,596,297	385,452	—	2,981,749
Covered loans, net	567,396	—	—	567,396

Total loans and leases, net	$3,163,693	$385,452	$—	$3,549,145

Goodwill and other intangibles(1)	$67,898	$27,593	$—	$95,491
Total assets	$5,080,308	$440,690	$17,504	$5,538,502
Total deposits	$4,800,852	$—	$(13,504)	$4,787,348

(1)
Other intangibles include only core deposit and customer relationship intangibles. Non-compete agreements, tradenames, and favorable lease rights intangibles of $2.6 million are included in other assets on the consolidated balance sheets.

	September 30, 2011
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Non-covered loans and leases, net of unearned income	$2,737,037	$156,600	$—	$2,893,637
Allowance for loan and lease losses	(87,431)	(2,679)	—	(90,110)

Non-covered loans and leases, net	2,649,606	153,921	—	2,803,527
Covered loans, net	761,059	—	—	761,059

Total loans and leases, net	$3,410,665	$153,921	$—	$3,564,586

Goodwill and other intangibles(1)	$58,392	$—	$—	$58,392
Total assets	$5,320,700	$158,473	$14,718	$5,493,891
Total deposits	$4,574,375	$—	$(19,979)	$4,554,396

(1)
Other intangibles include only core deposit and customer relationship intangibles. Tradenames and favorable lease rights intangibles of $1.5 million are included in other assets on the consolidated balance sheets.

	Three Months Ended September 30, 2012
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$62,358	$12,765	$—	$75,123
Intersegment interest expense	454	(454)	—	—
Other interest expense	(3,287)	(215)	(850)	(4,352)

Net interest income	59,525	12,096	(850)	70,771

Provision for credit losses	3,325	(1,184)	—	2,141

Noninterest income	5,191	466	25	5,682

Intangible asset amortization	(1,544)	(134)	—	(1,678)
Other noninterest expense	(42,877)	(5,706)	(1,396)	(49,979)

Total noninterest expense	(44,421)	(5,840)	(1,396)	(51,657)

Earnings (loss) before income taxes	23,620	5,538	(2,221)	26,937
Income taxes	(9,491)	(2,291)	933	(10,849)

Net earnings (loss)	$14,129	$3,247	$(1,288)	$16,088

	Three Months Ended September 30, 2011
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$67,712	$4,806	$—	$72,518
Intersegment interest expense	317	(317)	—	—
Other interest expense	(6,854)	—	(1,223)	(8,077)

Net interest income	61,175	4,489	(1,223)	64,441

Provision for credit losses	(348)	—	—	(348)

Noninterest income	6,959	145	39	7,143

Intangible asset amortization	(1,977)	—	—	(1,977)
Other noninterest expense	(41,967)	(2,562)	(2,081)	(46,610)

Total noninterest expense	(43,944)	(2,562)	(2,081)	(48,587)

Earnings (loss) before income taxes	23,842	2,072	(3,265)	22,649
Income taxes	(9,841)	(876)	1,372	(9,345)

Net earnings (loss)	$14,001	$1,196	$(1,893)	$13,304

	Nine Months Ended September 30, 2012
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$189,886	$32,527	$—	$222,413
Intersegment interest expense	1,607	(1,607)	—	—
Other interest expense	(12,002)	(658)	(2,889)	(15,549)

Net interest income	179,491	30,262	(2,889)	206,864

Provision for credit losses	9,770	(1,284)	—	8,486

Noninterest income	11,382	2,345	88	13,815

Intangible asset amortization	(4,855)	(295)	—	(5,150)
Debt termination expense	(24,195)	—	1,597	(22,598)
Other noninterest expense	(119,317)	(16,962)	(4,110)	(140,389)

Total noninterest expense	(148,367)	(17,257)	(2,513)	(168,137)

Earnings (loss) before income taxes	52,276	14,066	(5,314)	61,028
Income taxes	(20,412)	(5,941)	2,234	(24,119)

Net earnings (loss)	$31,864	$8,125	$(3,080)	$36,909

	Nine Months Ended September 30, 2011
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$210,575	$13,796	$—	$224,371
Intersegment interest expense	926	(926)	—	—
Other interest expense	(21,835)	—	(3,668)	(25,503)

Net interest income	189,666	12,870	(3,668)	198,868

Provision for credit losses	(22,398)	(50)	—	(22,448)

Noninterest income	22,540	514	118	23,172

Intangible asset amortization	(6,428)	(164)	—	(6,592)
Other noninterest expense	(115,055)	(8,226)	(6,651)	(129,932)

Total noninterest expense	(121,483)	(8,390)	(6,651)	(136,524)

Earnings (loss) before income taxes	68,325	4,944	(10,201)	63,068
Income taxes	(28,505)	(2,102)	4,360	(26,247)

Net earnings (loss)	$39,820	$2,842	$(5,841)	$36,821

  Third Quarter 2012 Compared to Third Quarter of 2011

        Net earnings for the Banking segment increased $128,000 for the third quarter of 2012 to $14.1 million, compared to $14.0 million for the third quarter of 2011. The increase in net earnings was due mostly to a $3.7 million ($2.1 million after tax) decline in provision for credit losses offset by a $1.8 million ($1.0 million after tax) decrease in noninterest income, a $1.7 million ($957,000 after tax) decrease in net interest income, and a $477,000 ($277,000 after tax) increase in noninterest expense for the third quarter of 2012. The third quarter 2012 net interest income for the Banking segment decreased due to lower average interest-earning assets and a lower yield on such assets. Average interest-earning assets declined $154.9 million due to lower average loans. The yield on average interest-earning assets was 5.32% for the third quarter of 2012 compared to 5.58% for the same quarter last year. The net interest margin attributed to the Banking segment was 5.08% for the third quarter of 2012 compared to 5.04% for the same quarter last year; the decline was due to lower funding costs. The decrease in noninterest income was due mainly to lower FDIC loss sharing income and service charges on deposits, offset by a net gain on the sale of branches. The increase in noninterest expense was due mostly to higher acquisition and integration costs, offset by lower occupancy costs, covered OREO costs, non-covered OREO costs, and intangible asset amortization.

        For further information on the Banking segment regarding results of operations, loans, credit quality, deposits and liquidity, see the sections titled "Results of Operations" and "Balance Sheet Analysis" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Net earnings for the Asset Financing segment increased $2.0 million for the third quarter of 2012 to $3.2 million, compared to $1.2 million for the third quarter of 2011. The 2012 EQF and Celtic acquisitions accounted for the $2.0 million increase. The third quarter 2012 net interest income for the Asset Financing segment increased $7.6 million, to $12.1 million, compared to $4.5 million for the same period in 2011. The EQF and Celtic acquisitions accounted for $7.5 million of this increase, as average interest-earning assets increased $223.8 million to $376.0 million in the third quarter of 2012 from $152.2 million for the third quarter of 2011. The yield on average earning assets was 13.51% for the third quarter of 2012 compared to 12.53% for the same quarter last year. Noninterest income increased $321,000, of which $132,000 represented a gain on sale of leases; EQF may occasionally sell newly originated leases that do not meet its credit standards. Celtic commissions and fee income accounted for $149,000 of the increase in noninterest income. Noninterest expense for the Asset Financing segment increased $3.3 million due to adding the operations of EQF and Celtic.

        The net loss for the Other segment decreased $605,000 for the third quarter of 2012 as compared to the third quarter of 2011 due to lower compensation expense. The Other segment consists principally of holding company operations which result in expenses for compensation, facilities, professional services and interest on subordinated debentures.

  Nine Months of 2012 Compared to Nine Months of 2011

        Net earnings for the Banking segment decreased $7.9 million for the first nine months of 2012 to $31.9 million, compared to $39.8 million for the same period last year. The decrease in net earnings was due mostly to a $24.2 million ($14.0 million after tax) debt termination expense recognized in 2012 with no similar charge in 2011, lower net interest income of $10.2 million ($5.9 million after tax), lower FDIC loss sharing income of $9.2 million ($5.3 million after tax), and higher covered OREO expense of $3.8 million ($2.2 million after tax), offset by lower provision for credit losses on covered and non-covered loans of $32.2 million ($18.7 million after tax).

        For further information on the banking segment regarding results of operations, loans, credit quality, deposits and liquidity, see the sections titled "Results of Operations" and "Balance Sheet Analysis" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Net earnings for the Asset Financing segment increased $5.3 million for the first nine months of 2012 compared to the first nine months of 2011 due to the 2012 EQF and Celtic acquisitions which added $4.6 million. The remaining increase in net earnings was due in part to increased net interest income and lower intangible asset amortization and compensation expense in 2012. Net interest income for the Asset Financing segment increased $17.4 million, of which $17.0 million related to the EQF and Celtic acquisitions. Provision for credit losses increased $1.2 million due mainly to increased loan and lease volumes for EQF and Celtic post acquisition. Noninterest income increased $1.8 million, all of which related to EQF and Celtic, including a $1.5 million gain on sale of leases. Total noninterest expense for the Asset Financing segment increased by $8.9 million. EQF and Celtic combined added $9.5 million of noninterest expense, while compensation expense and intangible asset amortization in the other financing units decreased.

        The net loss for the Other segment decreased $2.7 million for the nine months ended September 30, 2012 as compared to the same period in 2011. This decrease was the result of lower after-tax interest expense of $452,000, an after-tax gain on debt termination of $926,000 attributable to the early redemption of $18.6 million in trust preferred securities during the first quarter of 2012, and lower compensation expense and other professional services.

Balance Sheet Analysis

  Total Gross Loans and Leases

        The following table presents the balance of our total gross loans and leases by portfolio segment and class as of the dates indicated:

	September 30, 2012		June 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$121,092	3%	$140,537	4%	$147,346	4%
SBA 504	55,083	1%	56,725	2%	58,377	2%
Other	2,359,139	64%	2,282,512	65%	2,513,099	69%

Total real estate mortgage	2,535,314	68%	2,479,774	71%	2,718,822	75%

Real estate construction:
Residential	49,844	1%	38,911	1%	39,190	1%
Commercial	129,499	4%	122,321	3%	120,787	3%

Total real estate construction	179,343	5%	161,232	4%	159,977	4%

Total real estate loans	2,714,657	73%	2,641,006	75%	2,878,799	79%

Commercial:
Collateralized	449,245	12%	389,086	11%	438,828	12%
Unsecured	88,020	2%	76,769	2%	79,739	2%
Asset-based	226,401	6%	228,079	6%	149,987	4%
SBA 7(a)	26,002	1%	26,064	1%	28,995	1%

Total commercial	789,668	21%	719,998	20%	697,549	19%

Leases	161,934	4%	153,793	4%	—	—
Consumer	21,233	1%	17,810	1%	24,446	1%
Foreign	16,126	1%	17,017	—	20,932	1%

Total gross loans and leases	$3,703,618	100%	$3,549,624	100%	$3,621,726	100%

        The following table presents the composition of our total real estate mortgage loan portfolio as of the dates indicated:

	September 30, 2012		June 30, 2012		December 31, 2011
Loan Category	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$355,797	14.0%	$371,960	15.0%	$401,249	14.8%
Retail	350,106	13.8%	353,148	14.2%	401,166	14.8%
Office buildings	351,577	13.9%	326,484	13.2%	366,655	13.4%
Owner-occupied	216,976	8.6%	224,502	9.1%	251,144	9.2%
Hotel	121,092	4.8%	140,537	5.7%	147,346	5.4%
Healthcare	128,177	5.1%	131,964	5.3%	148,476	5.5%
Mixed use	53,132	2.1%	55,866	2.3%	61,588	2.3%
Gas station	33,704	1.3%	36,269	1.5%	39,716	1.5%
Self storage	69,599	2.7%	72,789	2.9%	75,941	2.8%
Restaurant	18,374	0.7%	18,559	0.7%	25,081	0.9%
Land acquisition/development	21,988	0.9%	22,051	0.9%	14,015	0.5%
Unimproved land	12,055	0.5%	13,250	0.5%	3,121	0.1%
Other	292,278	11.5%	204,647	8.3%	221,391	8.1%

Total commercial real estate mortgage	2,024,855	79.9%	1,972,026	79.6%	2,156,889	79.3%

Residential real estate mortgage:
Multi-family	277,926	11.0%	309,345	12.5%	344,499	12.7%
Single family owner-occupied	118,060	4.6%	124,695	5.0%	127,457	4.7%
Single family nonowner-occupied	30,431	1.2%	32,773	1.3%	44,965	1.7%
Mixed use	2,858	0.1%	2,879	0.1%	2,918	0.1%
HELOCs	53,678	2.1%	38,056	1.5%	42,094	1.5%
Other	27,506	1.1%	—	—	—	—

Total residential real estate mortgage	510,459	20.1%	507,748	20.4%	561,933	20.7%

Total gross real estate mortgage loans	$2,535,314	100.0%	$2,479,774	100.0%	$2,718,822	100.0%

        The following table presents the balance of our total gross loans and leases by portfolio segment and class, showing the non-covered and covered components, at the date indicated:

	September 30, 2012
	Total Loans		Non-Covered Loans		Covered Loans
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$121,092	3%	$118,189	4%	$2,903	—
SBA 504	55,083	1%	55,083	2%	—	—
Other	2,359,139	64%	1,755,618	57%	603,521	93%

Total real estate mortgage	2,535,314	68%	1,928,890	63%	606,424	93%

Real estate construction:
Residential	49,844	1%	42,752	1%	7,092	1%
Commercial	129,499	4%	109,996	4%	19,503	3%

Total real estate construction	179,343	5%	152,748	5%	26,595	4%

Total real estate loans	2,714,657	73%	2,081,638	68%	633,019	97%

Commercial:
Collateralized	449,245	12%	433,030	14%	16,215	3%
Unsecured	88,020	2%	87,335	3%	685	—
Asset-based	226,401	6%	226,401	7%	—	—
SBA 7(a)	26,002	1%	26,002	1%	—	—

Total commercial	789,668	21%	772,768	25%	16,900	3%

Leases	161,934	4%	161,934	5%	—	—
Consumer	21,233	1%	20,615	1%	618	—
Foreign	16,126	1%	16,126	1%	—	—

Total gross loans and leases	$3,703,618	100%	3,053,081	100%	650,537	100%

Less:
Unearned income			(2,190)		—
Discount			—		(52,437)
Allowance			(69,142)		(30,704)

Total net loans and leases			$2,981,749		$567,396

Non-Covered Loans and Leases

        The following table presents the balance of our non-covered loans and leases by portfolio segment and class as of the dates indicated:

	September 30, 2012		June 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$118,189	4%	$137,621	5%	$144,402	5%
SBA 504	55,083	2%	56,725	2%	58,377	2%
Other	1,755,618	57%	1,634,431	57%	1,779,685	63%

Total real estate mortgage	1,928,890	63%	1,828,777	64%	1,982,464	70%

Real estate construction:
Residential	42,752	1%	31,253	1%	17,669	1%
Commercial	109,996	4%	97,854	3%	95,390	3%

Total real estate construction	152,748	5%	129,107	4%	113,059	4%

Total real estate loans	2,081,638	68%	1,957,884	68%	2,095,523	74%

Commercial:
Collateralized	433,030	14%	370,857	13%	414,020	15%
Unsecured	87,335	3%	76,044	3%	78,937	3%
Asset-based	226,401	7%	228,079	8%	149,987	5%
SBA 7(a)	26,002	1%	26,064	1%	28,995	1%

Total commercial	772,768	25%	701,044	25%	671,939	24%

Leases	161,934	5%	153,793	5%	—	—
Consumer	20,615	1%	17,151	1%	23,711	1%
Foreign	16,126	1%	17,017	1%	20,932	1%

Total gross non-covered loans and leases	$3,053,081	100%	$2,846,889	100%	$2,812,105	100%

        With the acquisition of EQF on January 3, 2012, we added the class category of "leases." We are accounting for the leases in accordance with the accounting requirements for purchased non-impaired loans.

        The following table presents the composition of our non-covered real estate mortgage loan portfolio as of the dates indicated:

	September 30, 2012		June 30, 2012		December 31, 2011
Loan Category	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$329,287	17.1%	$344,380	18.8%	$367,494	18.5%
Retail	255,669	13.3%	253,201	13.8%	286,691	14.5%
Office buildings	284,920	14.8%	257,703	14.1%	290,074	14.6%
Owner-occupied	196,812	10.2%	204,179	11.2%	226,307	11.4%
Hotel	118,189	6.1%	137,621	7.5%	144,402	7.3%
Healthcare	113,827	5.9%	117,418	6.4%	131,625	6.7%
Mixed use	47,404	2.5%	48,915	2.7%	53,855	2.7%
Gas station	28,563	1.5%	30,328	1.7%	33,715	1.7%
Self storage	19,489	1.0%	19,602	1.1%	23,148	1.2%
Restaurant	16,651	0.9%	16,795	0.9%	22,549	1.1%
Land acquisition/development	21,988	1.1%	22,051	1.2%	14,015	0.7%
Unimproved land	11,089	0.6%	11,516	0.6%	1,369	0.1%
Other	278,475	14.3%	190,761	10.4%	206,504	10.4%

Total commercial real estate mortgage	1,722,363	89.3%	1,654,470	90.4%	1,801,748	90.9%

Residential real estate mortgage:
Multi-family	86,190	4.5%	93,586	5.1%	93,866	4.7%
Single family owner-occupied	37,700	2.0%	39,483	2.2%	32,209	1.6%
Single family nonowner-occupied	7,165	0.4%	8,862	0.5%	19,341	1.0%
HELOCs	47,966	2.5%	32,376	1.8%	35,300	1.8%
Other	27,506	1.3%	—	—	—	—

Total residential real estate mortgage	206,527	10.7%	174,307	9.6%	180,716	9.1%

Total gross non-covered real estate mortgage loans	$1,928,890	100.0%	$1,828,777	100.0%	$1,982,464	100.0%

        The largest subset of the "Other" commercial real estate mortgage category is for fixed base operators at airports with a balance of $39.3 million, or 14.1% of the total in "Other".

  Covered Loans

        The following table presents the composition of our covered loans as of the dates indicated:

	September 30, 2012		June 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$2,903	—	$2,916	—	$2,944	—
Other	603,521	93%	648,081	93%	733,414	91%

Total real estate mortgage	606,424	93%	650,997	93%	736,358	91%

Real estate construction:
Residential	7,092	1%	7,658	1%	21,521	3%
Commercial	19,503	3%	24,467	3%	25,397	3%

Total real estate construction	26,595	4%	32,125	4%	46,918	6%

Total real estate loans	633,019	97%	683,122	97%	783,276	97%

Commercial:
Collateralized	16,215	3%	18,229	3%	24,808	3%
Unsecured	685	—	725	—	802	—

Total commercial	16,900	3%	18,954	3%	25,610	3%

Consumer	618	—	659	—	735	—

Total gross covered loans	650,537	100%	702,735	100%	809,621	100%

Discount	(52,437)		(62,323)		(75,323)
Allowance for loan losses	(30,704)		(31,463)		(31,275)

Covered loans, net	$567,396		$608,949		$703,023

        The following table presents our gross covered real estate mortgage loan portfolio as of the dates indicated:

	September 30, 2012		June 30, 2012		December 31, 2011
Loan Category	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$26,510	4.4%	$27,580	4.2%	$33,755	4.6%
Retail	94,437	15.5%	99,947	15.4%	113,289	15.4%
Office buildings	66,657	11.0%	68,781	10.6%	77,767	10.6%
Owner-occupied	20,164	3.3%	20,323	3.1%	24,837	3.4%
Hotel	2,903	0.5%	2,916	0.4%	2,944	0.4%
Healthcare	14,350	2.4%	14,546	2.2%	16,851	2.3%
Mixed use	5,728	0.9%	6,951	1.1%	7,733	1.1%
Gas station	5,141	0.8%	5,941	0.9%	6,001	0.8%
Self storage	50,110	8.3%	53,187	8.2%	52,793	7.2%
Restaurant	1,723	0.3%	1,764	0.3%	2,532	0.3%
Unimproved land	966	0.2%	1,734	0.3%	1,752	0.2%
Other	13,803	2.3%	13,886	2.1%	14,887	2.0%

Total commercial real estate mortgage	302,492	49.9%	317,556	48.8%	355,141	48.3%

Residential real estate mortgage:
Multi-family	191,736	31.6%	215,759	33.1%	250,633	34.0%
Single family owner-occupied	80,360	13.3%	85,212	13.1%	95,248	12.9%
Single family nonowner-occupied	23,266	3.8%	23,911	3.7%	25,624	3.5%
Mixed use	2,858	0.5%	2,879	0.4%	2,918	0.4%
HELOCs	5,712	0.9%	5,680	0.9%	6,794	0.9%

Total residential real estate mortgage	303,932	50.1%	333,441	51.2%	381,217	51.7%

Total gross covered real estate mortgage loans	$606,424	100.0%	$650,997	100.0%	$736,358	100.0%

        The loans acquired in the Los Padres and Affinity acquisitions are covered by loss sharing agreements with the FDIC and we will be reimbursed for a substantial portion of any future losses. Through September 30, 2012, gross losses for Los Padres covered assets totaled $62.7 million and gross losses for Affinity covered assets totaled $153.8 million. Of this total of $216.5 million in losses, we have received payment from the FDIC of $163.3 million, which represented 80% of our losses, and we expect to receive $9.9 million for recently submitted claims.

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

        At September 30, 2012, the allowance for credit losses on non-covered loans and leases totaled $75.0 million, a $3.0 million decrease from the allowance at June 30, 2012, and was comprised of the allowance for loan and lease losses of $69.1 million and the reserve for unfunded loan commitments of $5.9 million. During the three months ended September 30, 2012, the Company recorded $1.0 million in net charge-offs and a $2.0 million negative provision for credit losses.

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

        At September 30, 2012, in the event that 1% of our non-covered loans and leases were downgraded one credit risk rating category for each category (e.g., 1% of the "pass" category moved to the "special mention" category, 1% of the "special mention" category moved to "substandard" category, and 1% of the "substandard" category moved to the "doubtful" category within our current allowance methodology), the allowance for credit losses would have increased by approximately $1.1 million. In the event that 5% of our non-covered loans and leases were downgraded one credit risk category, the allowance for credit losses would increase by approximately $5.7 million. Given current processes employed by the Company, management believes that the credit risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different conclusions that could be significant to the Company's financial statements. In addition, current credit risk ratings are subject to change as we continue to review loans within our portfolio and as our borrowers are impacted by economic trends within their market areas.

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

        The following table presents information regarding the allowance for credit losses on non-covered loans and leases as of the dates indicated:

	September 30, 2012	June 30, 2012	December 31, 2011	September 30, 2011
	(Dollars in thousands)
Allowance for loan and lease losses	$69,142	$72,061	$85,313	$90,110
Reserve for unfunded loan commitments	5,870	5,970	8,470	6,425

Total allowance for credit losses	$75,012	$78,031	$93,783	$96,535

Allowance for credit losses to loans and leases, net of unearned income	2.46%	2.74%	3.34%	3.34%
Allowance for credit losses to nonaccrual loans and leases	202.8%	147.9%	161.0%	161.0%
Allowance for credit losses to nonperforming assets	100.9%	82.6%	87.9%	89.2%

        The following table presents the changes in our allowance for credit losses on non-covered loans and leases for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2012	June 30, 2012	September 30, 2011
				2012	2011
			(In thousands)
Allowance for credit losses, beginning of period	$78,031	$81,737	$102,552	$93,783	$104,328
Provision for credit losses	(2,000)	—	—	(12,000)	13,300
Net charge-offs	(1,019)	(3,706)	(6,017)	(6,771)	(21,093)

Allowance for credit losses, end of period	$75,012	$78,031	$96,535	$75,012	$96,535

        The following table presents the changes in our allowance for loan and lease losses on non-covered loans and leases for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2012	June 30, 2012	September 30, 2011
				2012	2011
	(Dollars in thousands)
Allowance for loan and lease losses, beginning of period	$72,061	$74,767	$96,427	$85,313	$98,653
Loans charged off:
Real estate mortgage	(1,118)	(2,583)	(4,293)	(5,891)	(9,859)
Real estate construction	(492)	—	—	(492)	(5,838)
Commercial	(492)	(1,352)	(2,237)	(2,715)	(7,967)
Consumer	(25)	(34)	(54)	(258)	(1,379)

Total loans charged off	(2,127)	(3,969)	(6,584)	(9,356)	(25,043)

Recoveries on loans charged off:
Real estate mortgage	845	43	225	1,217	349
Real estate construction	11	14	33	35	1,021
Commercial	218	190	235	1,232	1,160
Consumer	32	16	74	79	1,375
Foreign	2	—	—	22	45

Total recoveries on loans charged off	1,108	263	567	2,585	3,950

Net charge-offs	(1,019)	(3,706)	(6,017)	(6,771)	(21,093)
Provision for loan and lease losses	(1,900)	1,000	(300)	(9,400)	12,550

Allowance for loan and lease losses, end of period	$69,142	$72,061	$90,110	$69,142	$90,110

Ratios(1):
Allowance for loan and lease losses to loans and leases, net (end of period)	2.27%	2.53%	3.11%	2.27%	3.11%
Allowance for loan and lease losses to nonaccrual loans and leases (end of period)	186.95%	136.57%	150.26%	186.95%	150.26%
Annualized net charge-offs to average loans and leases	0.14%	0.52%	0.83%	0.31%	0.94%

(1)
Ratios apply only to non-covered loans.

        The following table presents the changes in our reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2012	June 30, 2012	September 30, 2011
				2012	2011
			(In thousands)
Reserve for unfunded loan commitments, beginning of period	$5,970	$6,970	$6,125	$8,470	$5,675
Provision	(100)	(1,000)	300	(2,600)	750

Reserve for unfunded loan commitments, end of period	$5,870	$5,970	$6,425	$5,870	$6,425

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

        The following table presents the changes in our allowance for credit losses on covered loans for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2012	June 30, 2012	September 30, 2011
				2012	2011
	(In thousands)
Allowance for credit losses on covered loans, beginning of period	$31,463	$35,810	$32,888	$31,275	$33,264
Provision	(141)	(271)	348	3,514	9,148
Net charge-offs	(618)	(4,076)	(3,945)	(4,085)	(13,121)

Allowance for credit losses on covered loans, end of period	$30,704	$31,463	$29,291	$30,704	$29,291

Non-Covered Nonperforming Assets and Performing Restructured Loans

        The following table presents non-covered nonperforming assets and performing restructured loans information as of the dates indicated:

	September 30, 2012	June 30, 2012	December 31, 2011	September 30, 2011
	(Dollars in thousands)
Nonaccrual loans and leases(1)	$36,985	$52,763	$58,260	$59,968
Other real estate owned(1)	37,333	41,742	48,412	48,260

Total nonperforming assets	$74,318	$94,505	$106,672	$108,228

Performing restructured loans(1)	$112,834	$103,815	$116,791	$86,406
Nonaccrual loans and leases to loans and leases, net of unearned income(1)	1.21%	1.86%	2.07%	2.07%
Nonperforming assets ratio(1)(2)	2.41%	3.27%	3.73%	3.68%

(1)
Excludes covered loans and covered OREO from the Los Padres and Affinity acquisitions.

(2)
Nonperforming assets ratio is calculated as nonperforming assets divided by the sum of total non-covered loans and leases and OREO.

        Non-covered nonperforming assets include non-covered nonaccrual loans and leases and non-covered OREO and totaled $74.3 million at September 30, 2012 compared to $94.5 million at June 30, 2012. The $20.2 million decline in non-covered nonperforming assets is due to a $15.8 million decrease in nonaccrual loans and leases and a $4.4 million decrease in OREO. The non-covered nonperforming assets ratio decreased to 2.41% at September 30, 2012 from 3.27% at June 30, 2012.

  Nonaccrual Loans and Leases

        The $15.8 million decrease in non-covered nonaccrual loans and leases during the third quarter was attributable to (a) additions of $5.5 million, (b) foreclosures of $1.7 million, (c) other reductions, payoffs and returns to accrual status of $17.7 million, and (d) charge-offs of $1.9 million.

        The following table presents our non-covered nonaccrual loans and leases and accruing loans and leases past due between 30 and 89 days by portfolio segment and class as of the dates indicated:

	Nonaccrual Loans and Leases(1)
					Accruing and 30 - 89 Days Past Due(1)
	September 30, 2012		June 30, 2012
	Amount	% of Loan Category	Amount	% of Loan Category	September 30, 2012 Amount	June 30, 2012 Amount
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$6,993	5.9%	$13,279	9.6%	$—	$—
SBA 504	1,330	2.4%	1,873	3.3%	2,926	2,948
Other	9,031	0.5%	14,548	0.9%	—	2,495

Total real estate mortgage	17,354	0.9%	29,700	1.6%	2,926	5,443

Real estate construction:
Residential	1,063	2.5%	1,069	3.4%	—	—
Commercial	3,885	3.5%	4,453	4.6%	1,301	—

Total real estate construction	4,948	3.2%	5,522	4.3%	1,301	—

Commercial:
Collateralized	7,180	1.7%	7,258	2.0%	12	310
Unsecured	2,055	2.4%	2,554	3.4%	—	—
Asset-based	176	0.1%	176	0.1%	—	—
SBA 7(a)	4,433	17.0%	6,830	26.2%	210	404

Total commercial	13,844	1.8%	16,818	2.4%	222	714

Leases	420	0.3%	244	0.2%	—	148
Consumer	419	2.0%	479	2.8%	23	216

Total non-covered loans and leases	$36,985	1.2%	$52,763	1.9%	$4,472	$6,521

(1)
Excludes covered loans acquired from the Los Padres and Affinity acquisitions.

        The following lending relationships, excluding SBA-related loans, were on nonaccrual status at September 30, 2012:

September 30, 2012 Nonaccrual Amount	Description
(In thousands)
$6,993	Two loans, each secured by a hotel in San Diego County, California. The borrower is paying according to the restructured terms of each loan.(1)
3,057	This loan is unsecured. The borrower is paying according to the restructured terms of the loan. The loan was restored to accrual status in October 2012.(1)
2,388	This loan is secured by a strip retail center in Riverside County, California. The borrower is paying according to the restructured terms of the loan.(1)
2,106	This loan is secured by two industrial buildings in San Diego County, California.
1,811	This loan is unsecured and has a specific reserve for 96% of the balance. The borrower is paying according to the restructured terms of the loan.(1)
1,635
Three loans, two of which are secured by apartment buildings in San Diego County, California; and one of which is secured by an office building in San Diego County, California. One of the loans secured by an apartment building was repaid early in the 4th quarter. The borrower is paying according to the original terms of the loans.
1,241	This loan is secured by three industrial buildings in Riverside County, California. The borrower is paying according to the original terms of the loan.(1)
1,005	This loan is secured by a multi-tenant industrial building in Riverside County, California. The borrower is not paying currently.(1)
984	This loan is unsecured and has a specific reserve for 100% of the balance. The borrower is not paying currently.(1)
931	This loan is secured by a medical-related office building in Los Angeles County, California. The borrower is paying according to the restructured terms of the loan.(1)

$22,151	Total

(1)
On nonaccrual status at June 30, 2012

  OREO

        The following table presents the components of non-covered OREO by property type as of the dates indicated:

Property Type	September 30, 2012	June 30, 2012	December 31, 2011	September 30, 2011
	(Dollars in thousands)
Commercial real estate(1)	$1,684	$17,630	$23,003	$21,431
Construction and land development(1)	33,911	24,112	24,788	26,093
Single family residence	1,738	—	621	736

Total non-covered OREO	$37,333	$41,742	$48,412	$48,260

(1)
During the third quarter of 2012, the status of one OREO property with a balance of $8.3 million changed from commercial real estate to land.

        Non-covered OREO declined $4.4 million during the third quarter of 2012 due mainly to sales of $5.3 million and write-downs of $2.6 million, offset partially by foreclosures of $1.7 million and additions from the APB acquisition of $1.6 million.

  Performing Restructured Loans

        Non-covered performing restructured loans increased by $9.0 million during the third quarter of 2012 to $112.8 million at September 30, 2012. The increase was attributable primarily to $9.9 million in additions. At September 30, 2012, we had $81.8 million in real estate mortgage loans, $26.8 million in real estate construction loans, $4.0 million in commercial loans, and $204,000 in consumer loans that were accruing interest under the terms of troubled debt restructurings.

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

        The following table presents a summary of covered loans that would be considered nonaccrual except for the accounting requirements regarding acquired impaired loans and other real estate owned covered by the loss sharing agreement ("covered nonaccrual loans" and "covered OREO"; collectively, "covered nonperforming assets") as of the dates indicated:

	September 30, 2012	June 30, 2012	December 31, 2011	September 30, 2011
	(In thousands)
Covered nonaccrual loans	$126,108	$137,142	$152,062	$170,242
Covered OREO	26,374	31,090	33,506	32,301

Total covered nonperforming assets	$152,482	$168,232	$185,568	$202,543

Covered performing restructured loans	$27,006	$27,263	$16,047	$14,074

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

        At September 30, 2012, we had $171.3 million of commercial real estate mortgage loans maturing over the next 12 months. In the event we refinance any of these loans because the borrowers are unable to obtain financing elsewhere due to the inability of banks in our market area to make loans, such loans may be considered troubled debt restructurings even though they were performing throughout their terms. Higher levels of troubled debt restructurings may lead to increased classified assets and credit loss provisions.

  Deposits

        The following table presents the balance of each major category of deposits at the dates indicated:

	September 30, 2012		June 30, 2012		December 31, 2011
Deposit Category	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits(1)	$2,006,996	42%	$1,872,459	41%	$1,685,799	37%
Interest checking deposits	499,734	11	518,330	11	500,998	11
Money market deposits	1,262,406	26	1,174,915	26	1,265,282	28
Savings deposits	155,871	3	160,603	3	157,480	3

Total core deposits	3,925,007	82	3,726,307	81	3,609,559	79

Time deposits under $100,000	291,450	6	298,980	7	324,521	7
Time deposits $100,000 and over	570,891	12	566,042	12	643,373	14

Total time deposits	862,341	18	865,022	19	967,894	21

Total deposits	$4,787,348	100%	$4,591,329	100%	$4,577,453	100%

(1)
The September 30, 2012 balance includes a $120 million deposit received at quarter-end. Such funds were withdrawn in October 2012.

        Total deposits increased $196.0 million during the third quarter to $4.8 billion at September 30, 2012. Core deposits increased $198.7 million during the third quarter due mostly to increases of $134.5 million in noninterest-bearing demand deposits and $87.5 million in money market deposits. Time deposits decreased $2.7 million during the third quarter to $862.3 million at September 30, 2012. At September 30, 2012, core deposits totaled $3.9 billion, or 82% of total deposits at that date. Noninterest-bearing demand deposits were $2.0 billion at September 30, 2012 and represented 42% of total deposits at that date.

        A summary of the change in deposits during the third quarter follows:

	Total Deposits	Core Deposits	Time Deposits
	(In thousands)
Balance at June 30, 2012	$4,591,329	$3,726,307	$865,022
APB acquisition	219,564	169,989	49,575
Branch sale	(125,222)	(103,183)	(22,039)
Organic growth(1)	101,677	131,894	(30,217)

Balance at September 30, 2012	$4,787,348	$3,925,007	$862,341

(1)
Organic growth in core deposits includes a $120 million noninterest-bearing deposit received at quarter-end. Such funds were withdrawn in October 2012.

        The following table summarizes the maturities of time deposits as of the date indicated:

	September 30, 2012
Maturity	Time Deposits Under $100,000	Time Deposits $100,000 or More	Total Time Deposits	Rate
	(In thousands)
Due in three months or less	$61,420	$104,417	$165,837	0.33%
Due in over three months through six months	58,504	110,600	169,104	1.42%
Due in over six months through twelve months	100,075	198,550	298,625	1.57%
Due in over 12 months through 24 months	58,026	122,405	180,431	1.07%
Due in over 24 months	13,425	34,919	48,344	1.09%

Total	$291,450	$570,891	$862,341	1.17%

Regulatory Matters

  Capital

        Actual capital amounts and ratios for the Company and the Bank as of September 30, 2012 are presented in the following table. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are deducted from regulatory capital. At September 30, 2012, such amount was zero for the Company and the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future.

	September 30, 2012
	Well Capitalized Requirement	Pacific Western Bank	PacWest Bancorp Consolidated
Tier 1 leverage capital ratio	5.00%	9.64%	10.26%
Tier 1 risk-based capital ratio	6.00%	14.25%	14.91%
Total risk-based capital ratio	10.00%	15.52%	16.18%
Tangible common equity ratio	N/A	10.42%	8.98%

  Subordinated Debentures

        The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities, which totaled $105.0 million at September 30, 2012. The Company includes in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less goodwill, net of any related deferred income tax liability. At September 30, 2012, the amount of trust preferred securities included in Tier I capital was $105.0 million. While our existing trust preferred securities are currently grandfathered as Tier 1 capital under the Dodd-Frank Wall Street Reform and Consumer Protection Act, proposed regulatory capital guidelines would phase them out of Tier 1 capital over a period of 10 years, beginning in 2013, until they are fully-phased out on January 1, 2022. New issuances of trust preferred securities will not qualify as Tier 1 capital. If trust preferred securities are excluded from regulatory capital, we remain "well capitalized."

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

        The following table provides a summary of the Bank's primary and secondary liquidity levels at the dates indicated:

	September 30, 2012	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Primary Liquidity—On-Balance Sheet:
Cash and due from banks	$89,370	$97,499	$92,342
Interest-earning deposits at financial institutions	71,036	25,970	203,275
Investment securities available-for-sale	1,357,211	1,351,701	1,326,358
Less pledged securities	(116,096)	(79,790)	(69,623)

Total primary liquidity	$1,401,521	$1,395,380	$1,552,352

Ratio of primary liquidity to total deposits	29.3%	30.4%	33.9%

Secondary Liquidity—Off-Balance Sheet Available
Secured Borrowing Capacity:
Total secured borrowing capacity with the FHLB	$964,051	$1,180,168	$1,273,927
Less secured letters of credit outstanding	(1,244)	(1,244)	(2,002)
Less secured advances outstanding	—	—	(225,000)

Net secured borrowing capacity with the FHLB	962,807	1,178,924	1,046,925
Secured credit line with the FRB	380,555	337,109	347,407

Total secondary liquidity	$1,343,362	$1,516,033	$1,394,332

        During the three months ended September 30, 2012, the Company's primary liquidity increased $6.1 million due mostly to a $45.1 million increase in interest-earning deposits at financial institutions, offset by a $36.3 million increase in pledged securities. The Company's secondary liquidity decreased $172.7 million during the third quarter due to a reduction in borrowing capacity for the FHLB secured borrowing facility, as the FHLB lowered the amount of real estate loans allowed as collateral. Our total liquidity and the ratio of primary liquidity to total deposits remain at historically high levels. We expect to continue to maintain higher levels of on-balance sheet liquidity during the remainder of 2012 compared to historical levels until we are able to effectively increase loan portfolio balances.

        At September 30, 2012, $478.8 million of our loans and leases were specifically pledged as collateral for the secured borrowing line maintained with the FRB. The remainder of our loans and leases are pledged to the FHLB under a blanket lien to secure the borrowing line that the Bank maintains with the FHLB.

        In addition to our primary liquidity, we generate liquidity from cash flow from our amortizing loan portfolio and from our large base of core customer deposits, defined as noninterest-bearing demand, interest checking, savings and money market accounts. At September 30, 2012, such deposits totaled $3.9 billion and represented 82% of the Company's total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long-standing relationships and stable funding sources.

        During the three months ended September 30, 2012, total core deposits increased $198.7 million, mainly in noninterest-bearing demand deposits from our small to medium sized business customer base. Some of the growth in our core deposits is attributed to businesses having a tendency to maintain higher cash balances because of current economic conditions and low rate investment alternatives. Deposits from our customers may decline if interest rates increase significantly or if corporate customers move funds from the Company generally. In order to address the Company's liquidity risk as deposit balances may fluctuate, the Company maintains adequate levels of available liquidity.

        Noninterest-bearing demand accounts currently are covered by unlimited FDIC deposit insurance under the Transaction Account Guarantee ("TAG") program. Under the Dodd-Frank Act, the TAG program will expire on December 31, 2012, at which time deposit insurance coverage will revert to $250,000 per depositor per financial institution. We have considered the possible impact the expiration of the TAG program may have on our core deposits and liquidity. Our analysis included inquiry of account officers and selected customers and review of the trends of balances in deposit account categories during the period the TAG program has been in place. Although no assurance can be given, based on our analysis nothing has come to our attention that indicates our liquidity levels will be insufficient to cover possible increased deposit volatility that may result from the expiration of the TAG program.

        The following table provides a summary of the Bank's core deposits at the dates indicated:

	September 30, 2012	June 30, 2012	December 31, 2011
	(In thousands)
Core Deposits:
Noninterest-bearing demand(1)	$2,006,996	$1,872,459	$1,685,799
Interest checking	499,734	518,330	500,998
Money market deposits	1,262,406	1,174,915	1,265,282
Savings deposits	155,871	160,603	157,480

Total core deposits	$3,925,007	$3,726,307	$3,609,559

(1)
The September 30, 2012 balance includes a $120 million deposit received at quarter-end. Such funds were withdrawn in October 2012.

        Our asset/liability policy establishes various liquidity guidelines for the Company. The policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits), Coverage and Crisis Coverage Ratios (measurements of liquid assets to expected short-term liquidity required for the loan and deposit portfolios under normal and stressed conditions), Loan to Funding Ratio, Wholesale Funding Ratio, and other guidelines developed for measuring and maintaining liquidity. As of September 30, 2012, the Company was in compliance with all liquidity guidelines established in the ALCO policy.

        We may use large denomination brokered time deposits, the availability of which is uncertain and subject to competitive market forces, for liquidity management purposes. At September 30, 2012, the Bank had $7.5 million of these brokered deposits, which we obtained as part of the APB acquisition on August 1, 2012. In addition, we have $38.4 million of customer deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our participating customers' deposits.

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

        Dividends paid by state banks, such as Pacific Western, are regulated by the California Department of Financial Institutions ("DFI") under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the three months ended September 30, 2012, PacWest received $8.0 million in dividends from the Bank. For the foreseeable future, any dividends from the Bank to the Company require DFI approval.

        At September 30, 2012, the Company had, on a stand-alone basis, $13.5 million in cash on deposit at the Bank. Management believes that this amount of cash, along with anticipated dividends from the Bank, will be sufficient to fund the Company's 2012 cash flow needs.

  Contractual Obligations

        The following table presents the known contractual obligations of the Company as of the date indicated:

	September 30, 2012
	Due Within One Year	Due in One to Three Years	Due in Three to Five Years	Due After Five Years	Total
	(Dollars in thousands)
Time deposits	$633,566	$187,775	$41,000	$—	$862,341
Debt obligations	703	8,365	8,928	108,250	126,246
Operating lease obligations	14,653	24,511	15,433	10,564	65,161
Other contractual obligations	9,733	12,381	313	82	22,509

Total	$658,655	$233,032	$65,674	$118,896	$1,076,257

        Time deposits included (a) $7.5 million of brokered deposits obtained in the APB acquisition and (b) $38.4 million of customer deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits.

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

Off-Balance Sheet Arrangements

        Our obligations also include off-balance sheet arrangements consisting of loan-related commitments, of which only a portion are expected to be funded. At September 30, 2012, our loan-related commitments, including standby letters of credit, totaled $789.6 million. The commitments, which result in funded loans, increase our profitability through net interest income. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources have been and are expected to be sufficient to meet the cash requirements of our lending activities.

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

        Market risk sensitive instruments are generally defined as derivatives and other financial instruments, which include investment securities, loans, deposits, and borrowings. At September 30, 2012, we had not used any derivatives to alter our interest rate risk profile or for any other reason. However, both the repricing characteristics of our fixed-rate loans and floating-rate loans and the significant percentage of noninterest-bearing deposits compared to interest-earning assets may influence our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, interest-earning deposits in financial institutions, Federal Home Loan Bank stock, investment securities, deposits, borrowings and subordinated debentures.

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

        We evaluated the results of our net interest income simulation and market value of equity models prepared as of September 30, 2012, the results of which are presented below. Our net interest income simulation indicates that our balance sheet is liability sensitive as rising interest rates would result in a decline in our net interest margin. This profile is primarily a result of (a) the increased origination of fixed-rate loans and variable-rate loans with initial fixed-rate terms over the last several years and (b) declining floating-rate construction loans. Our market value of equity model indicates an asset sensitive profile in the up 100 and 200 basis points scenarios, switching to liability sensitive in the up 300 basis point scenario. An asset sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated market value of equity, while a liability sensitive profile would suggest that our estimated market value of equity would decrease when rates increase. In general, we view the net interest income model results as more relevant to the Company's current operating profile and manage our balance sheet giving priority to this information. Given the historically low market interest rates as of September 30, 2012, the "down" scenarios at September 30, 2012 are not considered meaningful and are excluded from the following discussion.

  Net Interest Income Simulation

        We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of September 30, 2012. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

        This analysis calculates the difference between net interest income forecasted using both increasing and decreasing interest rate scenarios and net interest income forecasted using a base market interest rate derived from the U.S. Treasury yield curve at September 30, 2012. In order to arrive at the base case, we extend our balance sheet at September 30, 2012 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products' pricing as of September 30, 2012. Based on such repricings, we calculate an estimated net interest income and net interest margin.

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

        The following table presents as of September 30, 2012, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points.

Interest Rate Scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$268,478	(2.7)%	5.21%	(0.15)%
Up 200 basis points	$266,570	(3.4)%	5.18%	(0.18)%
Up 100 basis points	$267,633	(3.0)%	5.20%	(0.16)%
BASE CASE	$275,856	—	5.36%	—
Down 100 basis points	$269,502	(2.3)%	5.24%	(0.12)%
Down 200 basis points	$265,424	(3.8)%	5.16%	(0.20)%
Down 300 basis points	$265,565	(3.7)%	5.16%	(0.20)%

        The net interest income simulation model prepared as of September 30, 2012 suggests our balance sheet is liability sensitive. Liability sensitivity indicates that in a rising interest rate environment, our net interest margin would decrease. Due to the historically low market interest rates as of September 30, 2012 the "down" scenarios are not considered meaningful and are excluded from the following discussion. The liability sensitive profile is due mostly to the mix of fixed-rate loans to total loans in the loan portfolio relative to our amount of interest-bearing deposits that would reprice as interest rates change. Although $1.8 billion of the $3.6 billion of total loans in the portfolio have variable interest rate terms, only $487 million of those variable-rate loans would immediately reprice at September 30, 2012 under the modeled scenarios. Of the remaining variable-rate loans, $1.1 billion would not immediately reprice because the loans' fully indexed rates are below their floor rates. Of these $1.1 billion of loans at their floors, the fully indexed rates would rise off of the floors and reprice as follows:

Cumulative Amount of Loans	Rate Increase Needed to Reprice
(Dollars in thousands)
$391,000	100 bps
$652,000	200 bps
$853,000	300 bps

        An additional $187 million of hybrid ARM loans would not immediately reprice because the loans contain an initial fixed-rate period before they become adjustable. The cumulative amounts of hybrid ARM loans that would switch from being fixed-rate to floating-rate because the initial fixed-rate term would expire is approximately $89 million, $137 million and $187 million in the next one, two, and three years, respectively.

        In comparing the September 30, 2012 simulation results to June 30, 2012, our profile has remained relatively unchanged while our overall estimated net interest income has increased for all scenarios.

The increase in the simulated net interest income is a result of higher earning assets due to the APB acquisition, partially offset by the decreases in legacy loans, covered loans and investments.

  Market Value of Equity

        We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as the market value of equity, using a simulation model. This simulation model assesses the changes in the market value of our interest sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease in market interest rates of 100, 200 and 300 basis points. This analysis assigns significant value to our noninterest-bearing deposit balances. The projections are by their nature forward looking and therefore inherently uncertain, and include various assumptions regarding cash flows and interest rates. This model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at September 30, 2012.

        The following table shows the projected change in the market value of equity for the set of rate shocks presented as of September 30, 2012:

Interest Rate Scenario	Estimated Market Value	Dollar Change From Base	Percentage Change From Base	Percentage of Total Assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$743,057	$(21,892)	(2.9)%	13.4%	127.2%
Up 200 basis points	$782,646	$17,697	2.3%	14.1%	134.0%
Up 100 basis points	$792,727	$27,778	3.6%	14.3%	135.7%
BASE CASE	$764,949	—	—	13.8%	131.0%
Down 100 basis points	$702,552	$(62,397)	(8.2)%	12.7%	120.3%
Down 200 basis points	$699,444	$(65,505)	(8.6)%	12.6%	119.8%
Down 300 basis points	$719,948	$(45,001)	(5.9)%	13.0%	123.3%

        In comparing the September 30, 2012 simulation results to June 30, 2012, our base case estimated market value of equity has increased while our overall profile has not changed materially. Base case market value of equity increased $30.6 million compared to June 30, 2012. The increase was due to a $22.4 million increase in the market value of loans and an $18.4 million increase in stockholders' equity, offset partially by a $10.3 million decrease in the fair value of deposits.

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

        The following table illustrates the volume and repricing characteristics of our balance sheet at September 30, 2012 over the indicated time intervals:

	Amounts Maturing or Repricing In
September 30, 2012	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Non-Interest Rate Sensitive	Total
	(Dollars in thousands)
ASSETS
Cash and deposits in financial institutions	$71,036	$—	$—	$—	$89,370	$160,406
Investment securities	17,259	26,379	4,910	1,308,663	40,923	1,398,134
Loans and leases, net of unearned income	1,195,701	410,231	1,444,962	598,097	—	3,648,991
Other assets	—	—	—	—	330,971	330,971

Total assets	$1,283,996	$436,610	$1,449,872	$1,906,760	$461,264	$5,538,502

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$—	$—	$—	$—	$2,006,996	$2,006,996
Interest-bearing demand, money market and savings	1,918,011	—	—	—	—	1,918,011
Time deposits	165,837	467,729	228,775	—	—	862,341
Borrowings	69	634	17,080	—	213	17,996
Subordinated debentures	108,250	—	—	—	—	108,250
Other liabilities	—	—	—	—	40,822	40,822
Stockholders' equity	—	—	—	—	584,086	584,086

Total liabilities and stockholders' equity	$2,192,167	$468,363	$245,855	$—	$2,632,117	$5,538,502

Period gap	$(908,171)	$(31,753)	$1,204,017	$1,906,760	$(2,170,853)
Cumulative interest-earning assets	$1,283,996	$1,720,606	$3,170,478	$5,077,238
Cumulative interest-bearing liabilities	$2,192,167	$2,660,530	$2,906,385	$2,906,385
Cumulative gap	$(908,171)	$(939,924)	$264,093	$2,170,853
Cumulative interest-earning assets to cumulative interest-bearing liabilities	58.6%	64.7%	109.1%	174.7%
Cumulative gap as a percent of:
Total assets	(16.4)%	(17.0)%	4.8%	39.2%
Interest-earning assets	(18.0)%	(18.6)%	5.2%	43.0%

        All amounts are reported at their contractual maturity or repricing periods, except for $40.9 million in FHLB stock which is shown as non-interest rate sensitive as the redemption and/or return on such stock is not reliant on market interest rates. This analysis makes certain assumptions as to interest rate sensitivity of savings and NOW accounts which have no stated maturity and have had minimal rate fluctuation in the past three years. Money market accounts are repriced at management's discretion and are generally more rate sensitive.

        The preceding table indicates that we had a negative one-year cumulative gap of $939.9 million at September 30, 2012, an increase of $39.0 million from the $900.9 million negative one-year gap position at June 30, 2012. The increase in the negative gap was attributable to an increase in one-year liabilities of $130.5 million, offset partially by an increase in one-year assets of $91.5 million. The increase in one-year liabilities was due mostly to increases of $65.9 million in time deposits maturing in one year and $64.2 million in interest-bearing demand, money market, and savings deposits. The increase in one-year time deposits was attributable mainly to the movement of time deposits maturing in over one to five years into the one-year category and to the addition of one-year time deposits from APB. The increase in interest-bearing demand, money market, and savings deposits was due to the addition of these deposits from APB. The increase in one-year assets was due mostly to increases of $79.6 million in one-year loans and $45.1 million in cash and deposits in financial institutions, offset partially by a $33.2 million decrease in one-year investment securities due to the call of corporate debt securities in July 2012 .

        This negative one-year cumulative gap of $939.9 million suggests that we are liability sensitive and if rates were to increase, our net interest margin would most likely decrease. Conversely, if rates were to decrease, our net interest margin would most likely increase. The ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year at September 30, 2012, is 64.7%. This one-year gap position indicates that interest expense is likely to be affected to a greater extent than interest income for any changes in interest rates within one year from September 30, 2012.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Repurchases of Common Stock

        The following table presents stock purchases made during the third quarter of 2012:

Purchase Dates	Total Number of Shares Purchased(1)	Average Price Paid Per Share
July 1 - July 31, 2012	—	$—
August 1 - August 31, 2012	2,118	23.68
September 1 - September 30, 2012	—	—

Total	2,118	$23.68

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Earnings for the three months ended September 30, 2012, June 30, 2012, and September 30, 2011 and the nine months ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2012, June 30, 2012, and September 30, 2011 and the nine months ended September 30, 2012 and 2011, (iv) Condensed Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 2012, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vi) the Notes to Condensed Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACWEST BANCORP
Date: November 8, 2012	/s/ VICTOR R. SANTORO Victor R. Santoro Executive Vice President and Chief Financial Officer