Form 10-K
period 2012-12-31
PACWEST BANCORP
filed 2013-03-01
CIK 1102112

Use these links to rapidly review the document

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐    No ☒

         As of June 30, 2012, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on The Nasdaq Global Select Market as of the close of business on June 29, 2012, was approximately $710.7 million. Registrant does not have any nonvoting common equities.

         As of February 19, 2013, there were 35,867,862 shares of registrant's common stock outstanding, excluding treasury shares and 1,502,327 shares of unvested restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company's definitive proxy statement for its 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

PACWEST BANCORP

2012 ANNUAL REPORT ON FORM 10-K

PACWEST BANCORP

2012 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.    BUSINESS

General

        PacWest Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for our Los Angeles-based wholly-owned banking subsidiary, Pacific Western Bank, which we refer to as Pacific Western or the Bank. When we say "we," "our" or the "Company," we mean the Company on a consolidated basis with the Bank. When we refer to "PacWest" or to the holding company, we are referring to the parent company on a stand-alone basis.

        PacWest Bancorp was formerly known as First Community Bancorp, which was organized on October 22, 1999 as a California corporation. At a special meeting of the Company's stockholders held on April 23, 2008, the stockholders approved the reincorporation of the Company in Delaware from California and the change of the Company's name to PacWest Bancorp from First Community Bancorp. The reincorporation became effective on May 14, 2008. In connection with the reincorporation and name change, the Company also changed its ticker symbol on the NASDAQ Global Select Market to "PACW."

Recent Transactions

  Announcement of First California Financial Group, Inc. Acquisition

        On November 6, 2012, we announced that we had entered into a definitive agreement and plan of merger whereby we will acquire First California Financial Group, Inc. ("First California") for $8.00 per First California common share, or approximately $231 million in aggregate consideration, payable in PacWest common stock, which we refer to as the First California acquisition.

        The number of shares of PacWest common stock deliverable for each share of First California common stock will be determined based on the weighted average price of PacWest common stock over a 20-day measuring period, as defined in the merger agreement, and will fluctuate if such average price is between $20.00 and $27.00 and will be fixed if such average price is below $20.00 or above $27.00. Based on PacWest's 20-day weighted average stock price measured through January 29, 2013 of $26.64, First California stockholders would have received 0.3003 of a share of PacWest common stock for each share of First California common stock, which would provide First California stockholders with aggregate ownership, on a pro forma basis, of approximately 19.3% of the common stock of the combined company.

        First California, headquartered in Westlake Village, California, is the parent of First California Bank and had approximately $1.9 billion in assets and 15 branches across Los Angeles, Orange, Riverside, San Bernardino, San Diego, San Luis Obispo and Ventura Counties at December 31, 2012. In connection with the acquisition, First California Bank will be merged into Pacific Western.

        As of December 31, 2012, on a pro forma consolidated basis with First California, PacWest would have had approximately $7.4 billion in assets with 82 branches throughout California. The combined institution would be the eighth largest publicly-owned bank headquartered in California, and the twelfth largest commercial bank headquartered in California.

        Under the terms of the merger agreement, two individuals currently serving on the board of directors of First California will be designated to join the board of directors of PacWest. Such directors must be independent and mutually agreeable to both PacWest and First California. Directors of PacWest and First California unanimously approved the transaction. The transaction, currently expected to close late in the first quarter of 2013, is subject to customary conditions, including the approval of bank regulatory authorities and the stockholders of both companies.

  Sale of Branches

        On September 21, 2012, Pacific Western completed the sale of 10 branches. The branches were located in Los Angeles, San Bernardino, Riverside, and San Diego Counties. The third quarter of 2012 branch sale resulted in the transfer of $125.2 million of deposits; no loans were sold in this transaction. The buyer paid a blended deposit premium of 2.5% and we recognized a net gain of $297,000 on this transaction.

  American Perspective Bank Acquisition

        On August 1, 2012, Pacific Western completed the acquisition of American Perspective Bank, or APB, previously headquartered in San Luis Obispo, California. Pacific Western Bank acquired all of the outstanding common stock of APB for $58.1 million in cash and APB was merged with and into Pacific Western; we refer to this transaction as the APB acquisition. APB had two operating branches located in San Luis Obispo and Santa Maria, California, and a loan production office located in Paso Robles, California which has since been converted to a full-service branch. The APB acquisition strengthens our presence in the Central Coast region. At the acquisition date, APB had $197.3 million in gross loans outstanding, $48.9 million in investment securities available-for-sale, and $219.6 million in deposits.

  Celtic Capital Corporation Acquisition

        On April 3, 2012, Pacific Western completed the acquisition of Celtic Capital Corporation, or Celtic, an asset-based lending company based in Santa Monica, California. Pacific Western acquired all of the capital stock of Celtic for $18 million in cash and Celtic became a wholly-owned subsidiary of Pacific Western; we refer to this transaction as the Celtic acquisition. Celtic focuses on providing asset-based loans to borrowers across the United States for amounts generally up to $5 million. The Celtic acquisition diversified our loan portfolio, expanded our product lines, and deployed excess liquidity into higher yielding assets. At the acquisition date, Celtic had $55.0 million in gross loans outstanding and $46.8 million in outstanding debt, which was repaid on the closing date.

  Pacific Western Equipment Finance Acquisition

        On January 3, 2012, Pacific Western completed the acquisition of Pacific Western Equipment Finance (formerly known as Marquette Equipment Finance, which we refer to as EQF), an equipment leasing company based in Midvale, Utah. Pacific Western acquired all of the capital stock of EQF for $35 million in cash and EQF became a division of Pacific Western; we refer to this transaction as the EQF acquisition. The EQF acquisition diversified our loan portfolio, expanded our product lines, and deployed excess liquidity into higher yielding assets. At the acquisition date, EQF had $160.1 million in gross leases and leases in process outstanding; no acquired leases were on nonaccrual status. Pacific Western also assumed $128.7 million of debt payable to EQF's former parent, which Pacific Western repaid on the closing date from its excess liquidity on deposit at the Federal Reserve Bank, and $26.2 million of other outstanding debt and liabilities

        See "—Strategic Evolution and Acquisition Strategy," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview," and Note 3, Acquisitions, and Note 4, Goodwill and Other Intangible Assets, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for further information regarding recent transactions.

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

        Special services, including international banking services, multi-state deposit services and investment services, or requests beyond the service area or current offerings of the Bank can be arranged through correspondent banks. The Bank also offers remote deposit capture services and issues ATM and debit cards. The Bank has a network of branded ATMs and offers access to ATM networks through other major service providers. We provide access to customer accounts via a 24-hour seven day a week toll-free automated telephone customer service and a secure online banking service.

        We are committed to providing premier, relationship-based community banking in the California markets we serve, meeting the credit needs of established businesses in our marketplace, as well as extending credit to growing businesses that may not yet meet the credit standards of the Bank through tightly controlled asset-based lending and factoring of accounts receivable. We compete actively for deposits, and emphasize solicitation of noninterest-bearing deposits. In managing the top line of our business, we focus on making quality loans and gathering low-cost deposits to maximize our net interest margin. The strategy for serving our target markets is the delivery of a finely-focused set of value-added products and services that satisfy the primary needs of our customers, emphasizing superior service and relationships over transaction volume or low pricing.

        We generate our revenue primarily from interest received on loans and leases and, to a lesser extent, from interest received on investment securities, and fees received in connection with deposit services, extending credit, and other services offered, including foreign exchange services. Our major operating expenses are the interest paid by the Bank on deposits and borrowings, compensation and general operating expenses. The Bank relies on a foundation of locally generated and relationship-based deposits. The Bank has a relatively low cost of funds due to a high percentage of noninterest-bearing and low cost deposits.

        Our operations, similar to other financial institutions with operations predominately focused in Southern California, are significantly influenced by economic conditions in Southern California, including the strength of the real estate market, the fiscal and regulatory policies of the federal and state governments and the regulatory authorities that govern financial institutions. See "—Supervision and Regulation." Through our offices located in Northern California, our asset-based lending operations with production and marketing offices located in Arizona, Northern California, Texas, Colorado, Minnesota and the Pacific Northwest, and our equipment leasing operations based in Utah, we are also subject to the economic conditions affecting these markets.

  Lending Activities

        Through the Bank, the Company concentrates its lending activities in five principal areas:

        (1)    Real Estate Loans.    Real estate loans are comprised of construction loans, miniperm loans collateralized by first or junior deeds of trust on specific commercial properties and equity lines of credit. The properties collateralizing real estate loans are principally located in our primary market areas of Los Angeles, Orange, San Bernardino, Riverside, San Diego, Ventura, Santa Barbara and San Luis Obispo counties in California and the neighboring communities. Construction loans are comprised of loans on commercial, residential and income producing properties that generally have terms of less than two years and typically bear an interest rate that floats with the Bank's base rate or another established index. Miniperm loans finance the purchase and/or ownership of commercial properties, including owner-occupied and income producing properties. Miniperm loans are generally made with an amortization schedule ranging from 15 to 25 years with a lump sum balloon payment due in one to ten years. Equity lines of credit are revolving lines of credit collateralized by junior deeds of trust on residential real estate properties. They generally bear a rate of interest that floats with the Bank's base rate or the prime rate and have maturities of ten years. From time to time, we purchase participation interests in loans originated by other financial institutions. These loans are subject generally to the same underwriting criteria and approval process as loans originated directly by us.

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

        (2)    Commercial Loans.    Commercial loans, both domestic and foreign, are made to finance operations, to provide working capital, or for specific purposes such as to finance the purchase of assets, equipment or inventory. Since a borrower's cash flow from operations is generally the primary source of repayment, our policies provide specific guidelines regarding required debt coverage and other important financial ratios. Commercial loans include lines of credit and commercial term loans. Lines of credit are extended to businesses or individuals based on the financial strength and integrity of the borrower and guarantor(s) and generally (with some exceptions) are collateralized by short-term assets such as accounts receivable, inventory, equipment or real estate and have a maturity of one year or less. Such lines of credit generally bear an interest rate that floats with the Bank's base rate. Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short-term debt originally used to purchase fixed assets or, in rare cases, to finance the purchase of businesses. Commercial term loans generally have terms of one to five years. They may be collateralized by the asset being acquired or other available assets and bear interest rates which either float with the Bank's base rate, LIBOR or another established index or remain fixed for the term of the loan.

        The Bank's portfolio of commercial loans is subject to certain risks, including, but not limited to: (i) the effects of economic downturns in the Southern California economy; (ii) interest rate increases; (iii) deterioration of the value of the underlying collateral; (iv) increased competition in pricing and loan structure; (v) the deterioration of a borrower's or guarantor's financial capabilities: and (vi) environmental risks, including natural disasters, which can negatively affect a borrower's business. We strive to reduce the exposure to such risks through: (a) reviewing each loan request and renewal individually; (b) using a dual signature approval system; (c) adhering to written loan policies; and (d) obtaining external independent credit reviews. In addition, loans based on short-term asset values and factoring arrangements are monitored on a daily, weekly, monthly or quarterly basis and may include lockbox or control account arrangements. In general, the Bank receives and reviews financial statements and other documents of borrowing customers on an ongoing basis during the term of the relationship and responds to any deterioration noted.

        (3)    SBA Loans.    SBA loans are made through programs designed by the federal government to assist the small business community in obtaining financing from financial institutions that are given government guarantees as an incentive to make the loans. Our SBA loans fall into two categories, loans originated under the SBA's 7(a) Program ("7(a) Loans") and loans originated under the SBA's 504 Program ("504 Loans"). SBA 7(a) Loans are commercial business loans generally made for the purpose of purchasing real estate to be occupied by the business owner, providing working capital, and/or purchasing equipment, accounts receivable or inventory. SBA 504 Loans are collateralized by commercial real estate and are generally made to business owners for the purpose of purchasing or improving real estate or equipment for use in their business.

        SBA lending is subject to federal legislation that can affect the availability and funding of the program. From time to time, this dependence on legislative funding causes limitations and uncertainties with regard to the continued funding of such programs, which could potentially have an adverse financial impact on our business.

        The Bank's portfolio of SBA loans is subject to certain risks, including, but not limited to: (i) the effects of economic downturns on the Southern California economy; (ii) interest rate increases; (iii) deterioration of the value of the underlying collateral; and (iv) deterioration of a borrower's or guarantor's financial capabilities. We strive to reduce the exposure of such risks through: (a) reviewing each loan request and renewal individually; (b) using a dual signature approval system; (c) adhering to written loan policies; (d) adhering to SBA written policies and regulations; (e) obtaining independent third party appraisals which are reviewed by the Bank's appraisal department; and (f) obtaining external independent credit reviews. In addition, SBA loans normally require monthly installment payments of principal and interest and therefore are continually monitored for past due conditions. In general, the Bank receives and reviews financial statements and other documents of borrowing customers on an ongoing basis during the term of the relationship and responds to any deterioration noted.

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

        (5)    Leases.    Leases include leases and lease financing transactions. Leases are originated by our in-house sales force and purchased through our indirect sales office. The types of equipment leased include; (i) technology; (ii) manufacturing; (iii) software; (iv) transportation; and (v) mining. The main industries served with our lease portfolio are; (i) finance and insurance; (ii) health care; (iii) manufacturing; and (iv) transportation. Leases are fixed-rate contracts with a one to six year term and any back-end exposure being secured with documented options controlled by the Bank. No residual risk is taken on the future value of the leased equipment. Lease transactions are done with lessees that meet our credit criteria based on their cash flow and ability to make their lease payments.

        The Bank's lease portfolio is subject to certain risks, including but not limited to: (i) the effects of economic downturns in the national economy; (ii) interest rate increases; and, (iii) the deterioration of lessees' financial capabilities. When underwriting leases, we strive to reduce the exposure to such risks by: (i) reviewing each lease request individually; (ii) using a dual signature approval system; (iii) following the guidelines of our credit policies, with special attention to cash flow and profitability; and (iv) diversifying our exposure between industries, equipment type, and geographic location in the United States.

  Business Concentrations

        The following tables present the composition of our loan portfolio by segment and class, showing the non-covered and covered components, as of the dates indicated:

	December 31, 2012
	Total Loans and Leases		Non-Covered Loans and Leases		Covered Loans
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$184,032	5%	$181,144	6%	$2,888	—
SBA 504	54,158	1%	54,158	2%	—	—
Other	2,234,701	61%	1,682,368	55%	552,333	94%

Total real estate mortgage	2,472,891	67%	1,917,670	63%	555,221	94%

Real estate construction:
Residential	54,291	1%	48,629	2%	5,662	1%
Commercial	98,888	3%	81,330	2%	17,558	3%

Total real estate construction	153,179	4%	129,959	4%	23,220	4%

Total real estate loans	2,626,070	71%	2,047,629	67%	578,441	98%

Commercial:
Collateralized	467,779	13%	453,176	14%	14,603	2%
Unsecured	70,484	2%	69,844	2%	640	—
Asset-based	239,430	7%	239,430	8%	—	—
SBA 7(a)	25,325	1%	25,325	1%	—	—

Total commercial	803,018	23%	787,775	25%	15,243	2%

Leases	174,373	5%	174,373	6%	—	—
Consumer	23,081	1%	22,487	1%	594	—
Foreign	17,241	—	17,241	1%	—	—

Total gross loans and leases	$3,643,783	100%	$3,049,505	100%	594,278	100%

Less:
Unearned income			(2,535)		—
Discount			—		(50,951)
Allowance			(65,899)		(26,069)

Total net loans and leases			$2,981,071		$517,258

	December 31, 2011
	Total Loans		Non-Covered Loans		Covered Loans
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$147,346	4%	$144,402	5%	$2,944	—
SBA 504	58,377	2%	58,377	2%	—	—
Other	2,513,099	69%	1,779,685	63%	733,414	91%

Total real estate mortgage	2,718,822	75%	1,982,464	70%	736,358	91%

Real estate construction:
Residential	39,190	1%	17,669	1%	21,521	3%
Commercial	120,787	3%	95,390	3%	25,397	3%

Total real estate construction	159,977	4%	113,059	4%	46,918	6%

Total real estate loans	2,878,799	79%	2,095,523	74%	783,276	97%

Commercial:
Collateralized	438,828	12%	414,020	15%	24,808	3%
Unsecured	79,739	2%	78,937	3%	802	—
Asset-based	149,987	4%	149,987	5%	—	—
SBA 7(a)	28,995	1%	28,995	1%	—	—

Total commercial	697,549	19%	671,939	24%	25,610	3%

Consumer	24,446	1%	23,711	1%	735	—
Foreign	20,932	1%	20,932	1%	—	—

Total gross loans	$3,621,726	100%	2,812,105	100%	809,621	100%

Less:
Unearned income			(4,392)		—
Discount			—		(75,323)
Allowance			(85,313)		(31,275)

Total net loans			$2,722,400		$703,023

        No individual or single group of related accounts is considered material in relation to our total assets or deposits of the Bank, or in relation to the overall business of the Company. However, approximately 71% of our total gross non-covered and covered loan portfolio at December 31, 2012 consisted of real estate loans, including miniperm loans, SBA 504 loans, and construction loans. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Non-Covered Loans," and also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Covered Loans." Since our business activities are currently focused primarily in Southern California, with the majority of our business concentrated in Los Angeles, Orange, Riverside, San Bernardino, San Diego, Ventura, Santa Barbara and San Luis Obispo Counties, our results of operations and financial condition are dependent upon the general trends in the Southern California economies and, in particular, the residential and commercial real estate markets. The concentration of our operations in Southern California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region.

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

	Date	Institution/Company Acquired
(1)	May 2000	Rancho Santa Fe National Bank
(2)	May 2000	First Community Bank of the Desert
(3)	January 2001	Professional Bancorp, Inc.
(4)	October 2001	First Charter Bank
(5)	January 2002	Pacific Western National Bank
(6)	March 2002	W.H.E.C., Inc.
(7)	August 2002	Upland Bank
(8)	August 2002	Marathon Bancorp
(9)	September 2002	First National Bank
(10)	January 2003	Bank of Coronado
(11)	August 2003	Verdugo Banking Company
(12)	March 2004	First Community Financial Corporation
(13)	April 2004	Harbor National Bank
(14)	August 2005	First American Bank
(15)	October 2005	Pacific Liberty Bank
(16)	January 2006	Cedars Bank
(17)	May 2006	Foothill Independent Bancorp
(18)	October 2006	Community Bancorp Inc.
(19)	June 2007	Business Finance Capital Corporation
(20)	November 2008	Security Pacific Bank (deposits only)
(21)	August 2009	Affinity Bank
(22)	August 2010	Los Padres Bank
(23)	January 2012	Pacific Western Equipment Finance (formerly Marquette Equipment Finance)
(24)	April 2012	Celtic Capital Corporation
(25)	August 2012	American Perspective Bank

        Our acquisitions focused generally on increasing our banking presence in California and increasing earning assets. In addition to the acquisitions mentioned previously under "—Recent Transactions," we made the following two FDIC-assisted banking acquisitions which expanded our operations and branch banking network in California.

  Los Padres Bank Acquisition

        On August 20, 2010, we acquired certain assets of Los Padres Bank, or Los Padres, including all loans, and assumed substantially all of its liabilities, including all deposits, from the Federal Deposit Insurance Corporation ("FDIC") in an FDIC-assisted acquisition, which we refer to as the Los Padres acquisition. Pacific Western (i) acquired $437.1 million in loans, $33.9 million in other real estate owned, $44.3 million in investments, and $269.7 million in cash and other assets and (ii) assumed $752.2 million in deposits, $70.0 million in borrowings, and $1.9 million in other liabilities. In connection with the Los Padres acquisition, the FDIC made a cash payment to Pacific Western of

$144.0 million. Other than a deposit premium of $3.4 million, we paid no cash or other consideration to acquire Los Padres.

        We entered into a loss sharing agreement with the FDIC, whereby the FDIC agreed to cover a substantial portion of any future losses on acquired loans, with the exception of acquired consumer loans, and other real estate owned. Under the terms of such loss sharing agreement, the FDIC is obligated to reimburse the Bank for 80% of losses with respect to the covered assets. The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Bank 80% reimbursement under the loss sharing agreement. The loss sharing provisions for commercial (non-single family) and single family covered assets are in effect for 5 years and 10 years, respectively, from the acquisition date, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date. Accordingly, the loss sharing provisions expire in the third quarters of 2015 and 2020 for non-single family and single family covered assets, respectively, while the related loss recovery provisions expire in the third quarters of 2018 and 2020, respectively. We refer to the acquired assets subject to any loss sharing agreement collectively as "covered assets."

        Los Padres was a federally chartered savings bank headquartered in Solvang, California that operated 14 branches, including 11 branches in California (three in Ventura County, four in Santa Barbara County, and four in San Luis Obispo County) and three branches in Arizona (Maricopa County). We are operating six of the former Los Padres branch offices, all of which are located in California. We made this acquisition to expand our presence in the Central Coast of California.

  Affinity Bank Acquisition

        On August 28, 2009, we acquired substantially all of the assets of Affinity Bank, or Affinity, including all loans, and assumed substantially all of its liabilities, including the insured and uninsured deposits and excluding certain brokered deposits, from the FDIC in an FDIC-assisted transaction. Pacific Western (i) acquired $675.6 million in loans, $22.9 million in foreclosed assets, $175.4 million in investments and $371.5 million in cash and other assets, and (ii) assumed $868.2 million in deposits, $305.8 million in borrowings, and $32.6 million in other liabilities. In connection with the Affinity acquisition, the FDIC made a cash payment to Pacific Western of $87.2 million.

        We entered into a loss sharing agreement with the FDIC, whereby the FDIC agreed to cover a substantial portion of any future losses on acquired loans, other real estate owned, or OREO, and certain investment securities. Under the terms of such loss sharing agreement, the FDIC will absorb 80% of losses and receive 80% of loss recoveries on the first $234 million of losses on covered assets and absorb 95% of losses and receive 95% of loss recoveries on covered assets exceeding $234 million. The loss sharing provisions are in effect for 5 years for commercial (non-single family) assets (non-residential loans, OREO and certain securities) and 10 years for residential (single family) loans from the August 28, 2009 acquisition date. The loss recovery provisions are in effect for 8 years for commercial (non-single family) assets and 10 years for residential (single family) loans from the acquisition date. Accordingly, the loss sharing provisions expire in the third quarters of 2014 and 2019 for non-single family and single family covered assets, respectively, while the related loss recovery provisions expire in the third quarters of 2017 and 2019, respectively. Affinity was a full service commercial bank headquartered in Ventura, California that operated 10 branch locations in California, of which we continue to operate nine branches. We made this acquisition to expand our presence in California.

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

Employees

        As of January 31, 2013, we had 991 full time equivalent employees.

Financial and Statistical Disclosure

        Certain of our statistical information is presented within "Item 6. Selected Financial Data," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Item 7A. Qualitative and Quantitative Disclosure About Market Risk." This information should be read in conjunction with the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data."

Supervision and Regulation

  General

        The banking and financial services business in which we engage is highly regulated. Such regulation is intended, among other things, to protect the interests of customers, including depositors, and the federal deposit insurance fund, as well as minimize risk to the banking system as a whole. These regulations are not, however, generally charged with protecting the interests of our stockholders or creditors. Described below are the material elements of selected laws and regulations applicable to PacWest and its subsidiaries. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable law or regulations, and in their application by regulatory agencies, cannot be predicted, but they may have a material effect on the business and results of PacWest and its subsidiaries.

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

        The events of the past few years have led to numerous new laws in the United States and internationally for financial institutions. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act" or "Dodd-Frank"), which was enacted in July 2010, significantly restructured the financial regulatory regime in the United States, including the creation of a new systemic risk oversight body, the Financial Stability Oversight Council (the "FSOC"). The FSOC oversees and coordinate the efforts of the primary U.S. financial regulatory agencies (including the FRB, the SEC, the Commodity Futures Trading Commission and the FDIC) in establishing regulations to address financial stability concerns. In addition to the systemic risk oversight framework implemented through the FSOC, the Dodd-Frank Act broadly affected the financial services industry by creating a resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies, and establishing numerous other provisions aimed at strengthening the sound operation of the financial services sector. As discussed further throughout this section, many aspects of Dodd-Frank continue to be subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on PacWest or across the industry.

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

        Under the BHCA, we may not engage in any business other than managing or controlling banks or furnishing services to our subsidiaries and such other activities that the FRB deems to be so closely related to banking as "to be a proper incident thereto." We are also prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company unless the company is engaged in banking activities or the FRB determines that the activity is so closely related to banking as to be a proper incident to banking. The FRB's approval must be obtained before the shares of any such company can be acquired and, in certain cases, before any approved company can open new offices.

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

        Our earnings and activities are affected by legislation, by regulations and by local legislative and administrative bodies and by decisions of courts in the jurisdictions in which we and the Bank conduct business. For example, these activities include limitations on the ability of the Bank to pay dividends to us and our ability to pay dividends to our stockholders. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries. Various federal and state statutory provisions limit the amount of dividends that subsidiary banks and savings associations can pay to their holding companies without regulatory approval.

        In addition to these explicit limitations, the federal regulatory agencies have general authority to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice. Further, as discussed below under "—Capital Requirements", a bank holding company, such as the Company, is required to maintain minimum ratios of Tier 1 capital and total capital to total risk-weighted assets, and a minimum ratio of Tier 1 capital to total adjusted quarterly average assets as defined in such regulations. The level of our capital ratios may affect our ability to pay dividends. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters—Dividends" and Note 19, Dividend Availability and Regulatory Matters, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

        Banking subsidiaries of bank holding companies are also subject to certain restrictions imposed by federal law in dealings with their holding companies and other affiliates. Subject to certain exceptions set forth in the Federal Reserve Act, a bank can make a loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate, accept securities of an affiliate as collateral for a loan or extension of credit to any person or company, issue a guarantee or accept letters of credit on behalf of an affiliate only if the aggregate amount of the above transactions of such subsidiary does not exceed 10 percent of such subsidiary's capital stock and surplus on an individual basis or 20 percent of such subsidiary's capital stock and surplus on an aggregate basis. Such transactions must be on terms and conditions that are consistent with safe and sound banking practices. A bank holding company and its subsidiaries generally may not purchase a "low-quality asset," as that term is defined in the Federal Reserve Act, from an affiliate. Such restrictions also prevent a holding company and its other affiliates from borrowing from a banking subsidiary of the holding company unless the loans are secured by collateral. The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization.

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

        The Dodd-Frank Act requires the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the "Volcker Rule". The statutory provision became effective in July 2012, and banking entities subject to the Volcker Rule have until July 2014 to bring their activities and investments into compliance with the rule's requirements. However, the federal financial regulatory agencies have not yet adopted rules implementing the Volcker Rule. In October 2011, federal regulators proposed rules to implement the Volcker Rule which were issued for public comment, with comments due by February 13, 2012. The proposed rules are highly complex, and many aspects of their application remain uncertain. Based on the proposed rules, we do not currently anticipate that the Volcker Rule will have a material effect on our operations since we do not engage in the businesses prohibited by the Volcker Rule. We may incur costs if we are required to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material. Until a final rule is adopted, the precise financial impact of the rule on the Company, its customers or the financial industry more generally, cannot be determined.

  Capital Requirements

        The Company is subject to consolidated regulatory capital requirements administered by the FRB, and the Bank is subject to similar capital requirements administered by the FDIC. The Dodd-Frank Act applies the same leverage and risk-based capital requirements that apply to insured depository institutions to bank holding companies, such as the Company. The guidelines of the FRB and FDIC are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization's assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories. A depository institution's or holding company's capital, in turn, is classified in one of three tiers, depending on type:

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

  •
  Market Risk Capital (Tier 3).  Tier 3 capital includes qualifying unsecured subordinated debt.

        As a bank holding company, the Company currently is required to maintain Tier 1 capital and total capital equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance sheet items, such as letters of credit). The Bank is required to maintain equivalent capital levels under capital adequacy guidelines. In addition, as a depository institution, the Bank is subject to minimum capital ratios under the regulatory framework for prompt corrective action discussed under "—Prompt Corrective Action."

        Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization's Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for bank holding companies and FDIC-supervised banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority's risk-adjusted measure for market risk. All other bank holding companies and FDIC-supervised banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. In addition, for a depository institution to be considered "well capitalized" under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%.

        Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are deducted from regulatory capital. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources" for further information on regulatory capital requirements and ratios as of December 31, 2012 for Pacific Western and the Company.

        The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities, which totaled $105.0 million at December 31, 2012. The Company includes in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as stockholders' equity less goodwill, net of any related deferred income tax liability. While our existing trust preferred securities are currently grandfathered as Tier 1 capital under the Dodd-Frank Act, proposed regulatory capital guidelines discussed further below would phase them out of Tier 1 capital over a period of 10 years, beginning in 2013, until they are fully-phased out on January 1, 2022. New issuances of trust preferred securities will not qualify as Tier 1 capital. If trust preferred securities are excluded from regulatory capital, we remain "well capitalized."

        The FDIC and FRB risk-based capital guidelines currently applicable to us are based upon the 1988 Capital Accord ("Basel I") of the Basel Committee on Banking Supervision (the "Basel Committee"). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country's supervisors can use to determine the supervisory policies they apply. After working on revisions for a number of years, in June 2004, the Basel Committee released the final version of a proposed new capital framework, with an update in November 2005 ("Basel II"). Basel II proposes two approaches for setting capital standards for credit risk—an internal ratings-based approach tailored to individual institutions' circumstances (which for many asset classes is itself broken into a "foundation" approach and an "advanced" or "A-IRB" approach, the availability of which is subject to additional restrictions) and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. Basel II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures.

        A definitive final rule for implementing the advanced approaches of Basel II in the United States, which applies only to internationally active banking organizations—defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more—became effective on April 1, 2008. Other U.S. banking organizations may elect to adopt the requirements of this rule, subject to their meeting applicable qualification requirements.

        The Company is not required to comply with Basel II and we have not adopted the Basel II approach.

        In June 2008, the U.S. banking and thrift agencies announced a proposed rule that would provide all non-core banking organizations (that is, banking organizations not required to adopt the advanced approaches) with the option to adopt a way to determine required regulatory capital that is more risk sensitive than the current Basel I-based rules, yet is less complex than the advanced approaches in the final rule. The proposed standardized framework addresses (i) expanding the number of risk-weight categories to which credit exposures may be assigned; (ii) using loan-to-value ratios to risk weight most residential mortgages to enhance the risk sensitivity of the capital requirement; (iii) providing a capital charge for operational risk using the Basic Indicator Approach under the international Basel II capital accord; (iv) emphasizing the importance of a bank's assessment of its overall risk profile and capital adequacy; and (v) providing for comprehensive disclosure requirements to complement the minimum capital requirements and supervisory process through market discipline. This new proposal would replace the agencies' earlier Basel I-A proposal, issued in December 2006. The federal regulatory agencies did not take any other actions on the 2008 proposed rule.

        In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as "Basel III". Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Basel III provided that the capital changes would become effective in stages, beginning January 1, 2013. As noted below, the federal regulatory agencies delayed indefinitely the effective dates for implementation of Basel III by U.S. banking organizations.

        In June 2012, the U.S. bank regulatory agencies issued three joint notices of proposed rulemaking ("NPRs") that, taken together, would implement the capital reforms of the Basel III framework and changes required by the Dodd-Frank Act. The first NPR, the Basel III NPR, generally follows the final Basel III framework described below and proposes higher minimum regulatory capital requirements and a more restrictive definition of regulatory capital, as well as introduces limits on dividends and other capital distributions and certain discretionary bonuses if capital conservation buffers are not held. The second NPR, the Standardized Approach NPR, proposes changes to the current, Basel I derived generalized risk-based capital requirements for determining risk-weighted assets that expands the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50%, and 100%) to a much larger number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Lastly, the third NPR, the Advanced Approaches NPR, proposes changes to the advanced approaches rules to be consistent with requirements of Basel II in its most current form and with the Dodd-Frank Act. Pursuant to the NPRs, most of the Basel III provisions, including the application of a common equity Tier 1 requirement, the revised definitions of other components of capital, and higher minimum capital ratios, would apply to all banks and bank holding companies (other than small bank holding companies with $500 million or less in total assets).The U.S. bank regulatory agencies have not proposed rules implementing the final liquidity framework of Basel III and have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

        Although the Basel III NPR does not specify an effective date or implementation date, it contemplates that implementation will coincide with the international Basel III implementation schedule, which commenced on January 1, 2013. The Standardized Approach NPR contemplated an effective date of January 1, 2015, subject to early adoption at the option of subject institutions. However, in November 2012, the U.S. bank regulatory agencies announced that they do not expect any of the three NPRs implementing Basel III in the United States to become effective on January 1, 2013. There can be no guarantee that the Basel III and the Standardized Approach NPRs will be adopted in their current form, what changes may be made before adoption, or when ultimate adoption will occur. Given that the Basel III rules are subject to change, and the scope and content of capital regulations that the U.S. banking agencies may adopt under Dodd-Frank is uncertain, we cannot be certain of the impact new capital regulations will have on our capital ratios.

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

  •
  a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and

  •
  as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter); and

  •
  provides for a "countercyclical capital buffer," generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented (potentially resulting in total buffers of between 2.5% and 5%).

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

        The NPRs implementing Basel III contemplated that the Basel III final framework would become effective January 1, 2013. Under the proposed rules, on that date, banking institutions would have been required to meet the following minimum capital ratios:

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

        Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio ("LCR"), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity's expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio ("NSFR"), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The Basel III liquidity framework contemplates that the LCR will be subject to an observation period continuing through mid-2013 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard on January 1, 2015. Similarly, it contemplates that the NSFR will be subject to an observation period through mid-2016 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard by January 1, 2018. These new standards are subject to further rulemaking and their terms may well change before implementation.

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

        The Bank, as is the case with all FDIC insured banks, is subject to deposit insurance assessments as determined by the FDIC. Historically, the FDIC imposed insurance premiums based on the amount of deposits held and a risk matrix took into account, among other factors, a bank's capital level and supervisory rating. Pursuant to the Dodd-Frank Act, the FDIC amended its regulations to determine insurance assessments based on the average consolidated assets less the average tangible equity of the insured depository institution during the assessment period. In addition, in October 2010, the FDIC adopted a new Deposit Insurance Fund restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

        The changes to the FDIC insurance assessment calculation and fund requirements are a result of the liquidity concerns that arose during the market disruption in 2008. In late 2008, in an effort to strengthen confidence and encourage liquidity in the banking system, the FDIC temporarily increased the maximum amount of deposit insurance to $250,000 per customer and adopted a number of programs, including the Transaction Account Guarantee ("TAG") Program. The TAG Program guaranteed the entire balance of noninterest-bearing deposit transaction accounts through December 31, 2010. Institutions participating in the TAG Program were charged a 10-basis point fee on the balance of noninterest-bearing deposit transaction accounts exceeding the existing deposit insurance limit of $250,000. The cost to the Bank for participating in this program was $794,000 for 2010. Under Dodd-Frank, the $250,000 maximum amount was made permanent and the unlimited protection for noninterest-bearing transaction accounts provided under the Dodd-Frank Act expired on December 31, 2012.

  Incentive Compensation

        The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities, such as the Company and the Bank, having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal stockholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure of incentive-based compensation arrangements to regulators. The agencies proposed such regulations in April 2011, but these regulations have not yet been finalized. If the regulations are adopted in the form initially proposed, they will impose limitations on the manner in which we may structure compensation for our executives.

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

  Consumer Regulation

        The Dodd-Frank Act established the Consumer Financial Protection Bureau ("CFPB") with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. While the CFPB's examination and enforcement authority only extends to banking organizations with more than $10 billion in assets, banks with less than $10 billion in assets, such as the Bank, will be examined for compliance with the CFPB's rules and regulations by their primary federal banking agency. Given the recent establishment of the CFPB, there is still uncertainty surrounding the expected impact of this bureau on us and other banks. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and gives state attorneys general the ability to enforce federal consumer protection laws.

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

        We regularly evaluate and continue to augment our systems and procedures to continue to comply with the PATRIOT Act and other anti-money laundering initiatives. We believe that the ongoing cost of compliance with the PATRIOT Act is not likely to be material to the Company. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, strategic, and reputational consequences for the institution.

  Office of Foreign Assets Control Regulation

        The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the "OFAC" rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control ("OFAC"). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on "U.S. persons" engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal, strategic, and reputational consequences.

  Community Reinvestment Act

        The Community Reinvestment Act of 1977, or the CRA, generally requires insured depository institutions to identify the communities they serve and to make loans and investments, offer products, and provide services designed to meet the credit needs of these communities. The CRA also requires banks to maintain comprehensive records of its CRA activities to demonstrate how it is meeting the credit needs of their communities; these documents are subject to periodic examination by the FDIC. During these examinations, the FDIC rates such institutions' compliance with CRA as "Outstanding," "Satisfactory," "Needs to Improve" or "Substantial Noncompliance." The CRA requires the FDIC to take into account the record of a bank in meeting the credit needs of all of the communities served, including low-and moderate income neighborhoods, in determining such rating. Failure of an institution to receive at least a "Satisfactory" rating could inhibit such institution or its holding company from undertaking certain activities, including acquisitions. The Bank received a CRA rating of "Satisfactory" as of its most recent examination.

  Customer Information Security

        The FRB and other bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. These guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazard to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. We have adopted a customer information security program to comply with such requirements.

  Privacy

        The Gramm-Leach-Bliley Act of 1999 and the California Financial Information Privacy Act require financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, the statutes require explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required by law, prohibit disclosing such information except as provided in the Bank's policies and procedures. Pacific Western has implemented privacy policies addressing these restrictions which are distributed regularly to all existing and new customers of the Bank.

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

  Hazardous Waste Clean-Up and Climate-Related Risk

        Our primary exposure to environmental laws is through our lending activities and through properties or businesses we may own, lease or acquire since we are not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment. Based on a general survey of the Bank's loan portfolio, conversations with local appraisers and the type of lending currently and historically done by the Bank, we are not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on the Company as of January 31, 2013. In addition, we are not aware of any physical or regulatory consequence resulting from climate change that would have a material adverse effect upon the Company.

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

  •
  the economic and regulatory effects of the continuing war on terrorism and other events of war, including the conflicts in Afghanistan and neighboring countries;

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

        From December 2007 through June 2009, the U.S. economy was in recession and economic recovery through 2012 has been sluggish. As a result, the global financial markets have undergone and may continue to experience pervasive and fundamental disruptions. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. While economic conditions have recently shown signs of improvement, the sustainability of an economic recovery is uncertain as business activity across a wide range of industries continues to face difficulties due to the lack of consumer spending and sustained high levels of unemployment.

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

        Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, and changes in government monetary and fiscal policies and inflation, all of which are beyond our control. The current economic conditions have caused a lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. These circumstances may lead to an increase in nonaccrual and classified loans, which generally results in a provision for credit losses and in turn reduces the Company's net earnings. The State of California has recently experienced significant fiscal challenges, of which the long-term effects on the State's economy cannot be predicted. A further deterioration in the economic conditions, whether caused by national or local concerns, could materially and adversely affect our business. In particular, further deterioration of the economic conditions in Southern California could result in the following consequences, any of which could materially and adversely affect our business: loan delinquencies may increase; problem assets and foreclosures may increase;

demand for our products and services may decrease; low cost or noninterest bearing deposits may decrease; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers' borrowing power, and reducing the value of assets and collateral associated with our existing loans. Until conditions provide for sustained improvement, our business, financial condition and results of operations may be adversely affected.

Further disruptions in the real estate market could materially and adversely affect our business.

        In conjunction with the recent financial crisis, the real estate market experienced a slow-down due to negative economic trends and credit market disruption, the impacts of which are not yet completely known or quantified. At December 31, 2012, 67% and 4% of our total gross loans, both non-covered and covered, were comprised of real estate mortgage loans and real estate construction loans, respectively. While the real estate market has shown signs of recovery, we continue to observe in the marketplace tighter credit underwriting and higher premiums on liquidity, both of which may continue to place downward pressure on real estate values. Any further downturn in the real estate market could materially and adversely affect our business because a significant portion of our non-covered loans are secured by real estate. Our ability to recover on defaulted non-covered loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted non-covered loans. Substantially all of our real property collateral is located in Southern California. If there is a further decline in real estate values, especially in Southern California, the collateral for our non-covered loans would provide less security. Real estate values could be affected by, among other things, a worsening of economic conditions, an increase in foreclosures, a decline in home sale volumes, an increase in interest rates, continued high levels of unemployment, earthquakes and other natural disasters particular to California.

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

        While an increase in the general level of interest rates may increase our loan yield, it may adversely affect the ability of certain borrowers with variable-rate loans to pay the interest on and principal of their obligations. In addition, an increase in market interest rates on loans is generally associated with a lower volume of loan originations, which may reduce earnings. Following an increase in the general level of interest rates, our ability to maintain a positive net interest spread is dependent on our ability to increase our loan offering rates, replace loan maturities with new originations, minimize increases on our deposit rates, and maintain an acceptable level and mix of funding. We cannot provide assurances that we will be able to increase our loan offering rates and continue to originate loans due to the competitive landscape in which we operate. Additionally, we cannot provide assurances that we can minimize the increases in our deposit rates while maintaining an acceptable level of deposits. Finally, we cannot provide any assurances that we can maintain our current levels of noninterest bearing deposits as customers may seek higher yielding products when rates increase.

        Following a decline in the general level of interest rates, our ability to maintain a positive net interest spread is dependent on our ability to reduce the interest paid on deposits, borrowings, and other interest-bearing liabilities. We cannot provide assurance that we would be able to lower the rates paid on deposit accounts to support our liquidity requirements as lower rates may result in deposit outflows.

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

        We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. As a publicly traded company, a likely source of additional funds is the capital markets, accomplished generally through the issuance of equity, both common and preferred stock, and the issuance of subordinated debentures. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. The current economic conditions and the loss of confidence in financial institutions may increase our cost of funding and limit our access to some of our customary sources of liquidity, including, but not limited to, the capital markets, inter-bank borrowings, repurchase agreements and borrowings from the discount window of the FRB.

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

        Our operations are subject to extensive regulation by federal and state governmental authorities, and we are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes. Regulations affecting banks and other financial institutions, such as the Dodd-Frank Act, are undergoing continuous review and change frequently; the ultimate effect of such changes cannot be predicted. Because our business is highly regulated, compliance with such regulations and laws may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific government stabilization programs may subject us to additional restrictions. There can be no assurance that proposed laws, rules and regulations will not be adopted in the future, which could (i) make compliance much more difficult or expensive, (ii) restrict our ability to originate, broker or sell loans or accept certain deposits, (iii) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us, or (iv) otherwise materially and adversely affect our business or prospects for business.

        The Dodd-Frank Act will have material implications for the Company and the entire financial services industry. Among other things it will or potentially could:

  •
  together with regulations implementing Basel reforms, affect the levels of capital and liquidity with which we must operate and how we plan capital and liquidity levels;

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

        Since 2008, higher levels of bank failures dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In addition, the FDIC instituted temporary programs, some of which were made permanent by the Dodd-Frank Act, to further insure customer deposits at FDIC insured banks, which have placed additional stress on the deposit insurance fund.

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

        In accordance with accounting principles generally accepted in the United States, we maintain an allowance for loan and lease losses to provide for loan and lease defaults and non-performance and a reserve for unfunded loan commitments which, when combined, we refer to as the allowance for credit losses. Our allowance for credit losses may not be adequate to address actual credit losses, and future provisions for credit losses could materially and adversely affect our operating results. Our allowance for credit losses is based on prior experience and an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Our federal and state regulators, as an integral part of their examination process, review our loans and leases and allowance for credit losses. While we believe our allowance for credit losses is appropriate for the risk identified in the Company's loan and lease portfolio, we cannot assure you that we will not further increase the allowance for credit losses, that it will be sufficient to address losses, or that regulators will not require us to increase this allowance. Any of these occurrences could materially and adversely affect our earnings. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

Our acquisitions may subject us to unknown risks.

        We have completed 25 acquisitions since May 2000, including the APB, Celtic, and EQF acquisitions in 2012 and the FDIC-assisted acquisitions of Los Padres in August 2010 and Affinity in August 2009. Certain events may arise after the date of an acquisition, or we may learn of certain facts, events or circumstances after the closing of an acquisition, that may affect our financial condition or performance or subject us to risk of loss. These events include, but are not limited to: litigation resulting from circumstances occurring at the acquired entity prior to the date of acquisition; loan downgrades and credit loss provisions resulting from underwriting of certain acquired loans determined not to meet our credit standards; personnel changes that cause instability within a department; delays in implementing new policies or procedures or the failure to apply new policies or procedures; and other events relating to the performance of our business. Acquisitions involve inherent uncertainty and we cannot determine all potential events, facts and circumstances that could result in loss or give assurances that our investigation or mitigation efforts will be sufficient to protect against any such loss.

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

        As of February 19, 2013, directors and members of our executive management team owned or controlled approximately 5% of our common stock, excluding shares that may be issued to executive officers upon vesting of restricted stock awards. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The sale by any of our large stockholders of a significant portion of that stockholder's holdings could have a material adverse effect on the market price of our common stock. In addition, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly.

Our largest stockholder is a registered bank holding company, and the activities and regulation of such stockholder may materially and adversely affect the permissible activities of the Company.

        CapGen Capital Group II LP, which we refer to as CapGen, beneficially owned approximately 11% of the Company as of February 19, 2013. CapGen is a registered bank holding company under the BHCA and is regulated by the FRB. Under the Dodd-Frank Act and related regulations, bank holding companies must be a "source of strength" for their subsidiaries. See "Item 1. Business—Supervision and Regulation—Bank Holding Company Regulation" for more information. Regulation of CapGen by the FRB may materially and adversely affect the activities and strategic plans of the Company should the FRB determine that CapGen or any other company in which either has invested has engaged in any unsafe or unsound banking practices or activities. While we have no reason to believe that the FRB is proposing to take any action with respect to CapGen that would adversely affect the Company, we remain subject to such risk.

A natural disaster could harm the Company's business.

        Historically, California, in which a substantial portion of our business is located, has been susceptible to natural disasters, such as earthquakes, floods and wild fires. The nature and level of natural disasters cannot be predicted and may be exacerbated by global climate change. These natural disasters could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede the Company from gathering deposits, originating loans and processing and controlling its flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. Additionally, natural disasters could negatively impact the values of collateral securing our loans and interrupt our borrowers' abilities to conduct their business in a manner to support their debt obligations, either of which could result in losses and increased provisions for credit losses.

Our decisions regarding the fair value of assets acquired, including the realization of the FDIC loss sharing asset, could be inaccurate which could materially and adversely affect our business, financial condition, results of operations, and future prospects.

        Management makes various assumptions and judgments about the collectability of acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In FDIC-assisted acquisitions that include loss sharing agreements, we may record a loss sharing asset that we consider adequate to absorb future losses which may occur in the acquired loan portfolio. In determining the realization of the loss sharing asset, we analyze the expected cash flows, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information. If our assumptions are incorrect, the balance of the FDIC loss sharing asset may at any time be subject to accelerated amortization or insufficient to cover future loan losses. Any increase in future losses on loans and other assets covered by loss sharing agreements could have a negative effect on our operating results. Any decrease in the expected cash flows from the FDIC could have a negative effect on our operating results.

Our ability to obtain reimbursement under the loss sharing agreements on covered assets depends on our compliance with the terms of the loss sharing agreements.

        Management must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss sharing agreements as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets temporarily or permanently losing their loss sharing coverage. Additionally, management may decide to forgo loss share coverage on certain assets to allow greater flexibility over the management of certain assets. As of December 31, 2012, $584.8 million, or 10.7%, of the Company's assets, were covered by FDIC loss sharing agreements.

        Under the terms of the FDIC loss sharing agreements, the assignment or transfer of the loss sharing agreement to another entity generally requires the written consent of the FDIC. Based on the manner in which assignment is defined in the agreements, each of the following requires the prior written consent of the FDIC for the loss sharing agreements to continue:

  1.
  a merger or consolidation of the Bank with and into another financial institution;

  2.
  the sale of all or substantially all of the Bank's assets to another financial institution; and

  3.
  with respect to covered assets acquired in the Affinity acquisition, for a period of 36 months after the August 28, 2009 acquisition date

  a.
  the sale by any individual stockholder, or stockholders acting in concert, of more than 9% of the outstanding shares of either the Bank or the Company;

  b.
  the sale of shares by the Bank or the Company in a public or private offering that increases the number of shares outstanding of either the Bank or the Company by more than 9%.

        No assurances can be given that we will manage the covered assets in such a way as to always maintain loss share coverage on all such assets.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of January 31, 2013, we had a total of 93 properties consisting of 67 operating branch offices, two annex offices, three operations centers, 17 loan production offices, and four other properties. We own six locations and the remaining properties are leased. Almost all properties are located in Southern California. Pacific Western's principal office is located at 10250 Constellation Blvd., Suite 1640, Los Angeles, CA 90067.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Marketplace Designation, Sales Price Information and Holders

        Our common stock is listed on The Nasdaq Global Select Market and is traded under the symbol "PACW." The following table summarizes the high and low sale prices for each quarterly period during the last two years for our common stock, as quoted and reported by The Nasdaq Stock Market, or Nasdaq:

	Stock Sales Prices		Dividends Declared During Quarter
	High	Low
2011
First quarter	$22.64	$19.61	$0.01
Second quarter	$23.31	$19.00	$0.01
Third quarter	$21.34	$13.82	$0.01
Fourth quarter	$19.76	$13.00	$0.18
2012
First quarter	$24.79	$19.57	$0.18
Second quarter	$25.50	$20.82	$0.18
Third quarter	$25.50	$22.20	$0.18
Fourth quarter	$25.29	$21.50	$0.25

        As of February 19, 2013, the closing price of our common stock on Nasdaq was $27.88 per share. As of that date, based on the records of our transfer agent, there were approximately 1,516 record holders of our common stock.

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

        Holders of Company common stock are entitled to receive dividends declared by the Board of Directors out of funds legally available under state law governing the Company and certain federal laws and regulations governing the banking and financial services business. During 2012, 2011, and 2010, the Company paid $28.8 million, $7.6 million, and $1.4 million, respectively, in cash dividends on common stock.

        We can provide no assurance that we will continue to declare dividends on a quarterly basis or otherwise. The declaration of dividends by the Company is subject to the discretion of our Board of Directors. Our Board of Directors will take into account such matters as general business conditions; our financial results; projected cash flows; capital requirements; contractual, legal and regulatory restrictions on the payment of dividends by us to our stockholders or by our subsidiary to the holding company; and such other factors as our Board of Directors may deem relevant.

        PacWest's primary source of income is the receipt of cash dividends from Pacific Western. The availability of cash dividends from Pacific Western is limited by various statutes and regulations. It is possible, depending upon the financial condition of the bank in question, and other factors, that the FRB, the FDIC or the DFI could assert that payment of dividends or other payments is an unsafe or unsound practice. Pacific Western is subject to restrictions under certain federal and state laws and regulations governing banks which limit its ability to transfer funds to the holding company through intercompany loans, advances or cash dividends.

        Dividends paid by state banks, such as Pacific Western, are regulated by the DFI under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for three previous fiscal years less any dividend paid during such period. During 2012 and 2011, the Bank paid $50.0 million and $25.5 million, respectively, in dividends to the Company. For the foreseeable future, any further cash dividends from the Bank to the Company will require DFI approval. See "Item 1. Business—Supervision and Regulation," for further discussion of potential regulatory limitations on the holding company's receipt of funds from the Bank, as well as "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity" and Note 19, Dividend Availability and Regulatory Matters, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for a discussion of other factors affecting the availability of dividends and limitations on the ability to declare dividends.

 Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of December 31, 2012, regarding securities issued and to be issued under our equity compensation plans that were in effect during fiscal 2012:

Plan Category	Plan Name	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
		(a)		(b)	(c)
Equity compensation plans approved by security holders	The PacWest Bancorp 2003 Stock Incentive Plan(1)	—	(2)	$—	1,784,093	(3)
Equity compensation plans not approved by security holders	None	—		—	—

(1)
The PacWest Bancorp 2003 Stock Incentive Plan (the "Incentive Plan") was last approved by the stockholders of the Company at our 2009 Annual Stockholders Meeting and the authorized number of shares available for issuance under the Incentive Plan was increased to 6,500,000 shares at our 2012 Annual Stockholders Meeting.

(2)
Amount does not include the 1,698,281 shares of unvested time-based and performance-based restricted stock outstanding as of December 31, 2012 with an exercise price of zero.

(3)
The Incentive Plan permits these remaining shares to be issued in the form of options, restricted stock, or SARs.

Recent Sales of Unregistered Securities and Use of Proceeds

        None.

Repurchases of Common Stock

        The following table presents stock purchases made during the fourth quarter of 2012:

Purchase Dates	Total Number of Shares Purchased(1)	Average Price Paid Per Share
October 1 - October 31, 2012	—	$—
November 1 - November 30, 2012	2,294	22.35
December 1 - December 31, 2012	—	—

Total	2,294	$22.35

(1)
Shares repurchased pursuant to net settlement by employees, in satisfaction of financial obligations incurred through the vesting of the Company's restricted stock.

 Five-Year Stock Performance Graph

        The following chart compares the yearly percentage change in the cumulative stockholder return on our common stock based on the closing price during the five years ended December 31, 2012, with (1) the Total Return Index for U.S. companies traded on The Nasdaq Stock Market (the "NASDAQ Composite"), and (2) the Total Return Index for the KBW Regional Bank Stocks (the "KBW Regional Banking Index"). This comparison assumes $100 was invested on December 31, 2007, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. PacWest's total cumulative loss was 32.2% over the five year period ending December 31, 2012 compared to a gain of 10.8% and loss of 8.5% for the NASDAQ Composite and KBW Regional Banking Index, respectively.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among PacWest Bancorp, the NASDAQ Composite Index,
and the KBW Regional Banking Index

*
$100 invested on December 31, 2007 in stock or index, including reinvestment of dividends.

	Year Ended December 31,
Index	2007	2008	2009	2010	2011	2012
PacWest Bancorp	$100.00	68.79	$52.63	55.95	$50.16	67.84
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
KBW Regional Banking	100.00	92.50	80.46	91.62	81.15	91.50

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth certain of our financial and statistical information for each of the years in the five-year period ended December 31, 2012. This data should be read in conjunction with our audited consolidated financial statements as of December 31, 2012 and 2011, and for each of the years in the three-year period ended December 31, 2012 and related Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

	At or For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts and percentages)
Results of Operations(1):
Interest income	$296,115	$295,284	$290,284	$269,874	$287,828
Interest expense	(19,648)	(32,643)	(40,957)	(53,828)	(68,496)

Net interest income	276,467	262,641	249,327	216,046	219,332

Negative provision (provision) for credit losses:
Non-covered loans	12,000	(13,300)	(178,992)	(141,900)	(45,800)
Covered loans	819	(13,270)	(33,500)	(18,000)	—

Total negative provision (provision) for credit losses	12,819	(26,570)	(212,492)	(159,900)	(45,800)

FDIC loss sharing income (expense), net	(10,070)	7,776	22,784	16,314	—
Gain from Affinity acquisition	—	—	—	66,989	—
Other noninterest income	25,942	23,650	20,454	22,604	24,427

Total noninterest income	15,872	31,426	43,238	105,907	24,427

Non-covered OREO costs, net	(4,150)	(7,010)	(12,310)	(21,569)	(2,218)
Covered OREO costs, net	(6,781)	(3,666)	(2,460)	(1,753)	—
Debt termination expense	(22,598)	—	(2,660)	(481)	—
Goodwill write-off	—	—	—	—	(761,701)
Other noninterest expense	(178,133)	(169,317)	(171,373)	(155,401)	(142,016)

Total noninterest expense	(211,662)	(179,993)	(188,803)	(179,204)	(905,935)

Earnings (loss) before income tax (expense) benefit	93,496	87,504	(108,730)	(17,151)	(707,976)
Income tax (expense) benefit	(36,695)	(36,800)	46,714	7,801	(20,089)

Net earnings (loss)	$56,801	$50,704	$(62,016)	$(9,350)	$(728,065)

Per Common Share Data:
Earnings (loss) per share (EPS):
Basic	$1.54	$1.37	$(1.77)	$(0.30)	$(26.81)
Diluted	$1.54	$1.37	$(1.77)	$(0.30)	$(26.81)
Dividends declared during year	$0.79	$0.21	$0.04	$0.35	$1.28
Book value per share(2)	$15.74	$14.66	$13.06	$14.47	$13.18
Tangible book value per share(2)	$13.22	$13.14	$11.06	$13.52	$11.78
Shares outstanding at year-end(2)	37,421	37,254	36,672	35,015	28,516
Average shares outstanding:
Basic EPS	35,684	35,491	35,108	31,899	27,177
Diluted EPS	35,684	35,491	35,108	31,899	27,177

	At or For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts and percentages)
Balance Sheet Data:
Total assets	$5,463,658	$5,528,237	$5,529,021	$5,324,079	$4,495,502
Cash and cash equivalents	164,404	295,617	108,552	211,048	159,870
Investment securities	1,392,511	1,372,464	929,056	474,129	155,359
Non-covered loans and leases, net of unearned income(3)	3,046,970	2,807,713	3,161,055	3,707,383	3,987,891
Allowance for credit losses on non-covered loans(3)	72,119	93,783	104,328	124,278	68,790
Covered loans, net	517,258	703,023	908,576	621,686	—
FDIC loss sharing asset	57,475	95,187	116,352	112,817	—
Goodwill	79,866	39,141	47,301	—	—
Core deposit and customer relationship intangibles	14,723	17,415	25,843	33,296	39,922
Deposits	4,709,121	4,577,453	4,649,698	4,094,569	3,475,215
Borrowings	12,591	225,000	225,000	542,763	450,000
Subordinated debentures	108,250	129,271	129,572	129,798	129,994
Stockholders' equity	589,121	546,203	478,797	506,773	375,726
Performance Ratios:
Stockholders' equity to total assets ratio	10.78%	9.88%	8.66%	9.52%	8.36%
Tangible common equity ratio	9.21%	8.95%	7.44%	8.95%	7.54%
Loans to deposits ratio	75.69%	76.70%	87.52%	105.73%	114.75%
Net interest margin	5.52%	5.26%	5.02%	4.79%	5.30%
Efficiency ratio(4)	72.40%	61.21%	64.53%	55.66%	59.17%
Return on average assets	1.04%	0.92%	(1.14)%	(0.19)%	(15.43)%
Return on average equity	10.01%	9.92%	(12.56)%	(1.93)%	(106.28)%
Return on average tangible equity	11.76%	11.33%	(14.15)%	(2.08)%	(215.50)%
Average equity to average assets	10.36%	9.32%	9.10%	10.06%	14.52%
Dividend payout ratio	50.68%	15.04%	(5)	(5)	(5)
Tier 1 leverage capital ratio(6)	10.53%	10.42%	8.54%	10.85%	10.50%
Tier 1 risk-based capital ratio(6)	15.17%	15.97%	12.68%	14.31%	10.69%
Total risk-based capital ratio(6)	16.43%	17.25%	13.96%	15.58%	11.95%
Asset Quality:
Non-covered nonaccrual loans and leases(3)	$39,284	$58,260	$94,183	$240,167	$63,470
Non-covered OREO	33,572	48,412	25,598	43,255	41,310

Non-covered nonperforming assets	$72,856	$106,672	$119,781	$283,422	$104,780

Asset Quality Ratios:
Non-covered nonaccrual loans to non-covered loans, net of unearned income(3)	1.29%	2.07%	2.98%	6.48%	1.59%
Non-covered nonperforming assets to non-covered loans, net of unearned income, and OREO(3)	2.37%	3.73%	3.76%	7.56%	2.60%
Allowance for credit losses to non-covered nonaccrual loans	183.6%	161.0%	110.8%	51.8%	108.4%
Allowance for credit losses to non-covered loans, net of unearned income	2.37%	3.34%	3.30%	3.35%	1.72%
Net charge-offs to average non-covered loans and leases	0.33%	0.81%	5.94%	2.22%	0.96%

(1)
Operating results of acquired companies are included from the respective acquisition dates. See Note 3, Acquisitions, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

(2)
Includes 1,698,281 shares, 1,675,730 shares, 1,230,582 shares, 1,095,417 shares, and 1,309,586 shares of unvested restricted stock outstanding at December 31, 2012, 2011, 2010, 2009, and 2008, respectively.

(3)
During 2010, the Bank executed two sales of non-covered adversely classified loans totaling $398.5 million that included a total of $128.1 million in nonaccrual loans. For further information about the 2010 loan sales, see "—Overview—2010 Material Loan Activity—Non-Covered Classified Loan Sales" included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

(4)
The 2009 efficiency ratio includes the gain from the Affinity acquisition. Excluding this gain, the efficiency ratio would be 70.29%. The 2008 efficiency ratio excludes the goodwill write-off. Including the goodwill write-off, the efficiency ratio would be 371.65%.

(5)
Not meaningful.

(6)
Capital ratios presented are for PacWest Bancorp consolidated.

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

 Overview

        We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for our Los Angeles-based wholly-owned banking subsidiary, Pacific Western Bank, which we refer to as Pacific Western or the Bank. When we say "we," "our" or the "Company," we mean the Company on a consolidated basis with the Bank. When we refer to "PacWest" or to the holding company, we are referring to the parent company on a stand-alone basis.

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

        We have completed 25 business acquisitions since the Company's inception in 1999, including the following four acquisitions during the three years ended December 31, 2012: Los Padres Bank, or Los Padres, on August 20, 2010; Pacific Western Equipment Finance, or EQF, on January 3, 2012; Celtic Capital Corporation, or Celtic, on April 3, 2012; and American Perspective Bank, or APB, on August 1, 2012. These acquisitions affect the comparability of our reported financial information as the operating results of the acquired entities are included in our operating results only from their respective acquisition dates. For further information on our acquisitions, see Note 3, Acquisitions, and Note 4, Goodwill and Other Intangible Assets, of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statement and Supplementary Data."

        Over the last year, the Company's assets have declined $64.6 million, or 1%, to $5.5 billion at December 31, 2012. Gross non-covered loan and leases increased $237.4 million, or 8%, offset by declines in covered loans of $185.8 million, or 26%, and interest-earning deposits in financial institutions (cash on hand at the Federal Reserve Bank of San Francisco, or FRBSF) of $127.9 million, or 63%. The non-covered loans and leases increase includes acquired loans and leases of $393.2 million from our 2012 acquisitions, offset by expected declines in the non-covered loan and lease portfolio of $155.8 million. Covered loans continue to repay and be resolved without replacement to this portfolio. Securities available-for-sale increased $29.0 million, or 2%, due to ongoing purchases as liquidity remains strong in the marketplace. Cash balances at the FRBSF declined due to repayment of debt and investment in higher yielding assets. At December 31, 2012, gross non-covered loans and leases, securities available-for-sale, and covered loans totaled $3.0 billion, $1.4 billion, and $517.3 million, respectively, and represented 56%, 25% and 9% of total assets, respectively.

        Total deposits increased $131.7 million, or 3%, to $4.7 billion at December 31, 2012. At December 31, 2012, noninterest-bearing deposits represented 41% of total deposits and total deposits represented 86% of total assets. Noninterest-bearing deposits increased $253.4 million, or 15%, to $1.9 billion, while interest-bearing deposits decreased $121.7 million, or 4%, to $2.8 billion. The increase in total deposits includes $219.6 million of acquired deposits from the APB acquisition and another $212.4 million growth in core deposits, offset by deposit declines of $125.2 million from the third quarter of 2012 branch sale transaction and $175.1 million from time deposit repayments. Borrowings and subordinated debentures decreased $212.4 million and $21.0 million from the prepayment of $225.0 million of fixed-rate term Federal Home Loan Bank of San Francisco ("FHLB") advances and the early redemption of $18.6 million of fixed-rate subordinated debentures in an effort to lower our ongoing funding costs.

        Net earnings for 2012 were $56.8 million, an increase of $6.1 million compared to 2011. The drivers of improved profitability in 2012 include: higher net interest income from lower funding costs of $13.8 million ($8.0 million after tax) and lower net credit costs (provisions, loss sharing expense and OREO expense for both covered and non-covered portfolios) of $21.3 million ($12.3 million after tax) from improved credit quality. These items were offset by the 2012 debt termination expense of $22.6 million ($13.1 million after tax) and higher noninterest expense in 2012 of $8.8 million ($5.1 million after tax) from acquisition activity.

        During 2012, we built capital and paid cash dividends to our stockholders. Capital increased $42.9 million, or 8%, net of $28.8 million in dividends paid, including an increase in our quarterly dividend in November 2012 to $0.25 per share. Capital remained strong with Tier 1 risk-based capital and total risk-based capital ratios of 15.2% and 16.4%, respectively, at December 31, 2012.

        In managing the top line of our business, the focus is on earning-asset growth, loan yield, deposit cost, and net interest margin, as net interest income accounted for 95% of our net revenues (net interest income plus noninterest income) for 2012.

  Announcement of First California Financial Group, Inc. Acquisition

        On November 6, 2012, we announced that we had entered into a definitive agreement and plan of merger whereby we will acquire First California Financial Group, Inc. ("First California") for $8.00 per First California common share, or approximately $231 million in aggregate consideration, payable in PacWest common stock, which we refer to as the First California acquisition.

        The number of shares of PacWest common stock deliverable for each share of First California common stock will be determined based on the weighted average price of PacWest common stock over a 20-day measuring period, as defined in the merger agreement, and will fluctuate if such average price is between $20.00 and $27.00 and will be fixed if such average price is below $20.00 or above $27.00. Based on PacWest's 20-day weighted average stock price measured through January 29, 2013 of $26.64, First California stockholders would have received 0.3003 of a share of PacWest common stock for each share of First California common stock, which would provide First California stockholders with aggregate ownership, on a pro forma basis, of approximately 19.3% of the common stock of the combined company.

        First California, headquartered in Westlake Village, California, is the parent of First California Bank and had approximately $1.9 billion in assets and 15 branches across Los Angeles, Orange, Riverside, San Bernardino, San Diego, San Luis Obispo and Ventura Counties at December 31, 2012. In connection with the acquisition, First California Bank will be merged into Pacific Western.

        As of December 31, 2012, on a pro forma consolidated basis with First California, PacWest would have had approximately $7.4 billion in assets with 82 branches throughout California. The combined institution would be the eighth largest publicly-owned bank headquartered in California, and the twelfth largest commercial bank headquartered in California.

        Under the terms of the merger agreement two individuals currently serving on the board of directors of First California will be designated to join the board of directors of PacWest. Such directors must be independent and mutually agreeable to both PacWest and First California. Directors of PacWest and First California unanimously approved the transaction. The transaction, currently expected to close late in the first quarter of 2013, is subject to customary conditions, including the approval of bank regulatory authorities and the stockholders of both companies.

  Sale of Branches

        On September 21, 2012, Pacific Western completed the sale of 10 branches. The branches were located in Los Angeles, San Bernardino, Riverside, and San Diego Counties. The third quarter of 2012 branch sale resulted in the transfer of $125.2 million of deposits; no loans were sold in this transaction. The buyer paid a blended deposit premium of 2.5% and we recognized a net gain of $297,000 on this transaction.

  American Perspective Bank Acquisition

        On August 1, 2012, Pacific Western completed the acquisition of American Perspective Bank previously headquartered in San Luis Obispo, California. Pacific Western acquired all of the outstanding common stock of APB for $58.1 million in cash and APB was merged with and into Pacific Western; we refer to this transaction as the APB acquisition. APB had two operating branches located in San Luis Obispo and Santa Maria, California, and a loan production office located in Paso Robles, California, which has since been converted to a full-service branch. The APB acquisition strengthens our presence in the Central Coast region. At the acquisition date, APB had $197.3 million in gross loans outstanding, $48.9 million in investment securities available-for-sale, and $219.6 million in deposits.

  Celtic Capital Corporation Acquisition

        On April 3, 2012, Pacific Western completed the acquisition of Celtic Capital Corporation, an asset-based lending company based in Santa Monica, California. Pacific Western acquired all of the capital stock of Celtic for $18 million in cash and Celtic became a wholly-owned subsidiary of Pacific Western; we refer to this transaction as the Celtic acquisition. Celtic focuses on providing asset-based loans to borrowers across the United States for amounts generally up to $5 million. The Celtic acquisition diversified our loan portfolio, expanded our product lines, and deployed excess liquidity into higher yielding assets. At the acquisition date, Celtic had $55.0 million in gross loans outstanding and $46.8 million in outstanding debt, which was repaid on the closing date.

  Pacific Western Equipment Finance Acquisition

        On January 3, 2012, Pacific Western completed the acquisition of Pacific Western Equipment Finance (formerly known as Marquette Equipment Finance, which we refer to as EQF), an equipment leasing company based in Midvale, Utah. Pacific Western acquired all of the capital stock of EQF for $35 million in cash and EQF became a division of Pacific Western; we refer to this transaction as the EQF acquisition. The EQF acquisition diversified our loan portfolio, expanded our product lines, and deployed excess liquidity into higher yielding assets. At the acquisition date, EQF had $160.1 million in gross leases and leases in process outstanding; no acquired leases were on nonaccrual status. Pacific Western also assumed $128.7 million of debt payable to EQF's former parent, which Pacific Western repaid on the closing date from its excess liquidity on deposit at the Federal Reserve Bank, and $26.2 million of other outstanding debt and liabilities.

  2010 Material Loan Activity

  Non-Covered Classified Loan Sales

        During 2010, we made strategic decisions to sell $398.5 million of non-covered classified loans to reduce credit risk, thereby strengthening the Bank's balance sheet and enhancing its ability to continue to participate in bidding on FDIC-assisted acquisitions. The loans sold included $128.1 million in nonaccrual loans and $148.8 million in performing restructured loans. All of the loans sold were originated by Pacific Western and none were covered loans acquired in the Los Padres acquisition or Affinity Bank ("Affinity") acquisition (completed on August 28, 2009). These sales were for cash of $254.6 million and were completed on a servicing-released basis and without recourse to Pacific Western. Such sales resulted in immediate reductions of non-covered classified loans and improved credit quality metrics.

        These sales resulted in a charge-off to the allowance for credit losses of $143.9 million, of which $58.2 million had been previously allocated to the loans sold through our allowance methodology and $85.7 million represented the market discount necessary for the loans to be sold to the buyer.

  Loan Portfolio Purchase

        On July 1, 2010, we purchased a $234.1 million portfolio of 225 performing loans secured by Southern California real estate for a cash price of $228.3 million. These loans were part of the Foothill Independent Bank loan portfolio that we acquired when we completed the Foothill Independent Bancorp acquisition in May 2006. In March 2007, we had sold a 95% participating interest in these loans for cash and continued to service them and maintain the borrower relationships. When the opportunity to purchase this loan portfolio presented itself, we concluded it would be in our best interests to make this purchase as we were familiar with the credit risk and it would deploy excess liquidity in a manner that would increase interest income and expand the net interest margin.

  FDIC-Assisted Acquisitions

        The estimated losses expected to be collected from the Federal Deposit Insurance Corporation ("FDIC") under the terms of the loss share agreements for the Los Padres and Affinity acquisitions are reflected in the loss share receivable. We file claims to the FDIC for the losses incurred on covered assets on a quarterly basis in the calendar month following each quarter-end. We received reimbursement from the FDIC, subject to their satisfactory review of our loss share claim certificates. As of January 2013, we have filed claims to the FDIC for losses on covered assets through the fourth quarter of 2012 in an aggregate amount of $216.4 million. We have received payment from the FDIC of $173.2 million, which represents 80% of our losses.

  2010 Los Padres Acquisition

        On August 20, 2010, we acquired certain assets of Los Padres, including all loans, and assumed substantially all of its liabilities, including all deposits, from the FDIC in an FDIC-assisted acquisition, which we refer to as the Los Padres acquisition. Pacific Western (i) acquired $437.1 million in loans, $33.9 million in other real estate owned, $44.3 million in investments, and $269.7 million in cash and other assets, and (ii) assumed $752.2 million in deposits, $70.0 million in borrowings, and $1.9 million in other liabilities. In connection with the Los Padres acquisition, the FDIC made a cash payment to Pacific Western of $144.0 million. Other than a deposit premium of $3.4 million, we paid no cash or other consideration to acquire Los Padres. The estimated fair value of the liabilities assumed exceeded the estimated fair value of the assets acquired and we recorded $39.1 million of goodwill.

        We entered into a loss sharing agreement with the FDIC, whereby the FDIC agreed to cover a substantial portion of any future losses on the acquired loans, with the exception of acquired consumer loans, and other real estate owned. We refer to the acquired assets subject to the loss sharing agreement collectively as "covered assets." Under the terms of such loss sharing agreement, the FDIC is obligated to reimburse the Bank for 80% of losses with respect to the covered assets. The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Bank 80% reimbursement under the loss sharing agreement. The loss sharing provisions expire in the third quarters of 2015 and 2020 for non-single family and single family covered assets, respectively, while the related loss recovery provisions expire in the third quarters of 2018 and 2020, respectively. Los Padres was a federally chartered savings bank headquartered in Solvang, California that operated 14 branches, including 11 branches in California (three in Ventura County, four in Santa Barbara County, and four in San Luis Obispo County) and three branches in Arizona (Maricopa County). After office consolidations in 2011, we are operating six of the former Los Padres branch offices, all of which are located in California. We made this acquisition to expand our presence in the Central Coast of California.

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

        Our primary interest-earning assets are loans and investments. Our primary interest-bearing liabilities are deposits. We attribute our high net interest margin to our high level of noninterest-bearing deposits and low cost of deposits. While our deposit balances will fluctuate depending on deposit holders' perceptions of alternative yields available in the market, we attempt to minimize these variances by attracting a high percentage of noninterest-bearing deposits. At December 31, 2012, approximately 41% of our total deposits were noninterest-bearing.

  Loan and Lease Growth

        We generally seek new lending opportunities in the $500,000 to $15 million range; try to limit loan maturities to one year for commercial loans, up to 18 months for construction loans, and up to ten years for commercial real estate loans; and price lending products so as to preserve our interest spread and net interest margin. Our ability to make new loans is dependent on economic factors in our market area, borrower qualifications, competition, and liquidity, among other items. Given the slow economic recovery and continued uncertainty, achieving robust loan growth has been challenging and repayments have outpaced our new loan volume. Net loan growth over the last several quarters would have involved under-pricing competitors in many cases at margins that are not significantly above our securities portfolio yield. We continue to selectively make or renew quality loans to our good customers that contribute positively to our profitability and net interest margin and we are focused on building relationships rather than attracting customers at low prices.

        We have expanded our commercial loan and lease portfolio through the January 3, 2012 acquisition of EQF, an equipment leasing provider, and the April 3, 2012 acquisition of Celtic, an asset-based lender. As of December 31, 2012, EQF had $174.4 million of leases and Celtic had $59.4 million in gross loans. These operations are part of the Asset-Financing segment. See "—Results of Operations—Business Segments" for more information regarding our Asset-Financing segment.

  The Magnitude of Credit Losses

        We stress credit quality in originating and monitoring the loans that we make and measure our success by the levels of our nonperforming assets, net charge-offs, and allowance for credit losses. We maintain an allowance for credit losses on non-covered loans and leases, which is the sum of our allowance for loan and lease losses and our reserve for unfunded loan commitments. Provisions for credit losses are charged to operations as and when needed for both on and off-balance sheet credit exposure. Loans and leases which are deemed uncollectible are charged off and deducted from the allowance for loan and lease losses. Recoveries on loans and leases previously charged off are added to the allowance for loan and lease losses. The provision for credit losses on the non-covered loan and lease portfolio was based on our allowance methodology and reflected historical and current net charge-offs, the levels and trends of nonaccrual and classified loans and leases, the migration of loans and leases into various risk classifications, and the level of outstanding loans and leases. A provision for credit losses on the covered loan portfolio may be recorded to reflect decreases in expected cash flows on covered loans compared to those previously estimated.

        We regularly review our loans and leases to determine whether there has been any deterioration in credit quality stemming from economic conditions or other factors which may affect collectability of our loans and leases. Changes in economic conditions, such as inflation, unemployment, increases in the general level of interest rates, declines in real estate values, and negative conditions in borrowers' businesses could negatively impact our customers and cause us to adversely classify loans and leases and increase portfolio loss factors. An increase in classified loans and leases generally results in increased provisions for credit losses. Any deterioration in the real estate market may lead to increased provisions for credit losses because of our concentration in real estate loans.

  The Level of Our Noninterest Expense

        Our noninterest expense includes fixed and controllable overhead, the major components of which are compensation, occupancy, data processing, and other professional services. It also includes costs that tend to vary based on the volume of activity, such as OREO expense. We measure success in controlling both fixed and variable costs through monitoring of the efficiency ratio. We calculate the base efficiency ratio by dividing noninterest expense by net revenues (the sum of net interest income plus noninterest income). We also calculate a non-GAAP measure called the "adjusted efficiency ratio." The adjusted efficiency ratio is calculated in the same manner as the base efficiency ratio except that (a) noninterest income is reduced by FDIC loss sharing income and securities gains and losses, and (b) noninterest expense is reduced by OREO expenses, acquisition and integration costs, and debt termination expense.

        The consolidated base and adjusted efficiency ratios have been as follows:

Quarterly Period in 2012	Base Efficiency Ratio	Adjusted Efficiency Ratio
First	97.1%	58.5%
Second	64.9%	59.7%
Third	67.6%	56.5%
Fourth	60.7%	55.7%

        We disclose the adjusted efficiency ratio as it shows the trend in recurring overhead-related noninterest expense relative to recurring net revenues. See "Results of Operations—Non-GAAP Measurements" for the calculations of the base and adjusted efficiency ratios.

 Critical Accounting Policies

        The following discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable; however, actual results may differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and on our results of operations for the reporting periods.

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

        The allowance for loan and lease losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan and lease portfolio and other extensions of credit at the balance sheet date. The allowance is based upon a continuing review of the portfolio, past loan and lease loss experience, current economic conditions which may affect the borrowers' ability to pay, and the underlying collateral value of the loans and leases. Loans and leases which are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan and lease losses and recoveries on loans and leases previously charged off are added to the allowance.

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

        Specifically, our allowance methodology contains three key elements: (i) amounts based on specific evaluations of impaired loans and leases; (ii) amounts of estimated losses on several pools of loans and leases categorized by risk rating and loan and lease type; and (iii) amounts for environmental and general economic factors that indicate probable losses were incurred but were not captured through the other elements of our allowance process. In addition, for loans and leases measured at fair value on the acquisition date, and deemed to be non-impaired, our allowance methodology captures deterioration in credit quality and other inherent risks of such acquired assets experienced after the purchase date.

        Impaired loans and leases are identified at each reporting date based on certain criteria and the majority of which are individually reviewed for impairment. Non-covered nonaccrual loans and leases with an unpaid principal balance over $250,000 and all performing restructured loans are reviewed individually for the amount of impairment, if any. Non-covered nonaccrual loans and leases with an unpaid principal balance of $250,000 or less are evaluated for impairment collectively. A loan or lease is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the agreement. We measure impairment of a loan based upon the fair value of the loan's collateral if the loan is collateral-dependent, or the present value of cash flows, discounted at the loan's effective interest rate, if the loan is not collateral-dependent. The impairment amount on a collateral-dependent loan is charged off to the allowance, and the impairment amount on a loan that is not collateral-dependent is set up as a specific reserve. We measure impairment of a lease based upon the present value of the scheduled lease and residual cash flows, discounted at the lease's effective interest rate. Increased charge-offs or additions to specific reserves generally result in increased provisions for credit losses.

        Our loan and lease portfolio, excluding impaired loans and leases which are evaluated individually, is categorized into several pools for purposes of determining allowance amounts by pool. The pools we currently evaluate are: commercial real estate construction, residential real estate construction, SBA real estate, hospitality real estate, real estate other, commercial collateralized, commercial unsecured, SBA commercial, consumer, foreign, asset-based and leasing. Within these loan pools, we then evaluate loans and leases not adversely classified, which we refer to as "pass" credits, separately from adversely classified loans and leases. The adversely classified loans and leases are further grouped into three credit risk rating categories: "special mention," "substandard," and "doubtful," which we define as follows:

  •
  Special Mention: Loans and leases classified as special mention have a potential weakness that requires management's attention. If not addressed, these potential weaknesses may result in further deterioration in the borrower's ability to repay the loan or lease.

  •
  Substandard: Loans and leases classified as substandard have a well-defined weakness or weaknesses that jeopardize the collection of the debt. They are characterized by the possibility that we will sustain some loss if the weaknesses are not corrected.

  •
  Doubtful: Loans and leases classified as doubtful have all the weaknesses of those classified as Substandard, with the additional trait that the weaknesses make collection or repayment in full highly questionable and improbable.

        In addition, we may refer to the loans and leases classified as "substandard" and "doubtful" together as "criticized" loans and leases. For further information on classified loans and leases, see Note 6, Loans and Leases, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

        The allowance amounts for "pass" rated loans and leases and those loans and leases adversely classified, which are not reviewed individually, are determined using historical loss rates developed through migration analysis. The migration analysis is updated quarterly based on historic losses and movement of loans between ratings. As a result of this migration analysis and its quarterly updating, decreases we experience in both charge-offs and adverse classifications generally result in lower loss factors.

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

        Management believes that the allowance for loan and lease losses is adequate and appropriate for the known and inherent risks in our non-covered loan and lease portfolio. In making its evaluation, management considers certain quantitative and qualitative factors including the Company's historical loss experience, the volume and type of lending conducted by the Company, the results of our credit review process, the levels of classified and criticized loans and leases, the levels of impaired loans and leases, including nonperforming loans and leases and performing restructured loans, regulatory policies, general economic conditions, underlying collateral values, and other factors regarding collectability and impairment. To the extent we experience, for example, increased levels of documentation deficiencies, adverse changes in collateral values, or negative changes in economic and business conditions which adversely affect our borrowers, our classified loans and leases may increase. Higher levels of classified loans and leases generally result in higher allowances for loan and lease losses.

        We recognize that the determination of the allowance for loan and lease losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform sensitivity analyses to provide insight regarding the impact adverse changes in credit risk ratings may have on our allowance for loan and lease losses. The sensitivity analyses have inherent limitations and are based on various assumptions as of a point in time and, accordingly, it is not necessarily representative of the impact loan risk rating changes may have on the allowance for loan and lease losses.

        At December 31, 2012, in the event that 1% of our non-covered loans and leases were downgraded one credit risk rating category for each category (e.g., 1% of the "pass" category moved to the "special mention" category, 1% of the "special mention" category moved to "substandard" category, and 1% of the "substandard" category moved to the "doubtful" category within our current allowance methodology), the allowance for credit losses would have increased by approximately $1.3 million. In the event that 5% of our non-covered loans and leases were downgraded one credit risk category, the allowance for credit losses would have increased by approximately $6.3 million. Given current processes employed by the Company, management believes that the credit risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different conclusions that could be significant to the Company's financial statements. In addition, current credit risk ratings are subject to change as we continue to review loans and leases within our portfolio and as our borrowers are impacted by economic trends within their market areas.

        Although we have established an allowance for loan and lease losses that we consider appropriate, there can be no assurance that the established allowance for loan and lease losses will be sufficient to offset losses on loans and leases in the future. Management also believes that the reserve for unfunded loan commitments is appropriate. In making this determination, we use the same methodology for the reserve for unfunded loan commitments as we do for the allowance for loan and lease losses and consider the same quantitative and qualitative factors, as well as an estimate of the probability of advances of the commitments correlated to their credit risk rating.

  Allowance for Credit Losses on Covered Loans

        The loans acquired in the Los Padres and Affinity acquisitions are covered by loss sharing agreements with the FDIC and we will be reimbursed for a substantial portion of any future losses. Through December 31, 2012, gross losses for Los Padres covered assets totaled $65.0 million and gross losses for Affinity covered assets totaled $151.4 million. Of this $216.4 million in losses, we have received payment from the FDIC of $173.2 million, which represented 80% of our losses.

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

        The covered loans are subject to our internal and external credit review. If deterioration in the expected cash flows results in a reserve requirement, a provision for credit losses is charged to earnings without regard to the FDIC loss sharing agreement. The portion of the estimated loss reimbursable from the FDIC is recorded in FDIC loss sharing income and increases the FDIC loss sharing asset. For acquired impaired loans, the allowance for loan losses is measured at the end of each financial reporting period based on expected cash flows. Decreases or (increases) in the amount and changes in the timing of expected cash flows on the acquired impaired loans as of the financial reporting date compared to those previously estimated are usually recognized by recording a provision or a (negative provision) for credit losses on such covered loans.

        Certain home equity lines of credit acquired in the Los Padres acquisition are not eligible for acquired impaired loan accounting and are therefore accounted for as performing acquired loans. Please see "—Financial Condition—Allowance for Credit Losses on Covered Loans" and Note 1(h), Nature of Operations and Summary of Significant Accounting Policies—Impaired Loans and Leases and Allowances for Credit Losses, and Note 6, Loans and Leases, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for more information.

  Goodwill and Other Intangible Assets

        Goodwill and intangible assets arise from the acquisition method of accounting for business combinations. Goodwill and other intangible assets generated from business combinations and deemed to have indefinite lives are not subject to amortization and are instead tested for impairment at least annually. Intangible assets with definite lives arising from business combinations are tested for impairment quarterly.

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

Non-GAAP Measurements

        Certain discussion in this Form 10-K contains non-GAAP financial disclosures for tangible common equity, adjusted earnings before income taxes, and adjusted efficiency ratios. The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company's operational performance and to enhance investors' overall understanding of such financial performance. Given that the use of tangible common equity amounts and ratio and return on average tangible equity are prevalent among banking regulators, investors and analysts, we disclose our tangible common equity ratio in addition to the equity-to-assets ratio and our return on average tangible equity in addition to return on average equity. Also, as analysts and investors view adjusted earnings before income taxes as an indicator of the Company's ability to absorb credit losses, we disclose this amount in addition to pre-tax earnings. We disclose the adjusted efficiency ratio as it shows the trend in recurring overhead-related noninterest expense relative to recurring net revenues. The methodology for determining tangible common equity, return on average tangible equity, adjusted earnings before income taxes, and the adjusted efficiency ratio may differ among companies.

        These non-GAAP financial measures are presented for supplemental informational purposes only for understanding the Company's operating results and should not be considered a substitute for financial information presented in accordance with U.S. generally accepted accounting principles ("GAAP").

        The following tables present performance amounts and ratios in accordance with GAAP and a reconciliation of the non-GAAP financial measurements to the GAAP financial measurements:

	Year Ended December 31,
Adjusted Earnings Before Income Taxes	2012	2011	2010
	(In thousands)
Earnings (loss) before income taxes	$93,496	$87,504	$(108,730)
Plus: Total provision for credit losses	(12,819)	26,570	212,492
Non-covered OREO expense, net	4,150	7,010	12,310
Covered OREO expense, net	6,781	3,666	2,460
Other-than-temporary impairment loss on covered securities	1,115	—	874
Acquisition and integration costs	4,089	600	732
Debt termination expense	22,598	—	2,660
Less: FDIC loss sharing income (expense), net	(10,070)	7,776	22,784
Gain on sale of securities	1,239	—	—

Adjusted earning before income taxes	$128,241	$117,574	$100,014

	Year Ended December 31,
Adjusted Efficiency Ratio	2012	2011	2010
	(Dollars in thousands)
Noninterest expense	$211,662	$179,993	$188,803
Less: Non-covered OREO expense, net	4,150	7,010	12,310
Covered OREO expense, net	6,781	3,666	2,460
Acquisition and integration costs	4,089	600	732
Debt termination expense	22,598	—	2,660

Adjusted noninterest expense	$174,044	$168,717	$170,641

Net interest income	$276,467	$262,641	$249,327
Noninterest income	15,872	31,426	43,238

Net revenues	292,339	294,067	292,565
Less: FDIC loss sharing income (expense), net	(10,070)	7,776	22,784
Gain on sale of securities	1,239	—	—
Other-than-temporary impairment loss on covered securities	(1,115)	—	(874)

Adjusted net revenues	$302,285	$286,291	$270,655

Base efficiency ratio(1)	72.4%	61.2%	64.5%
Adjusted efficiency ratio(2)	57.6%	58.9%	63.0%

(1)
Noninterest expense divided by net revenues.

(2)
Adjusted noninterest expense divided by adjusted net revenues.

	December 31,
Tangible Common Equity	2012	2011	2010
	(Dollars in thousands)
PacWest Bancorp Consolidated:
Stockholders' equity	$589,121	$546,203	$478,797
Less: Intangible assets	94,589	56,556	73,144

Tangible common equity	$494,532	$489,647	$405,653

Total assets	$5,463,658	$5,528,237	$5,529,021
Less: Intangible assets	94,589	56,556	73,144

Tangible assets	$5,369,069	$5,471,681	$5,455,877

Equity to assets ratio	10.78%	9.88%	8.66%
Tangible common equity ratio(1)	9.21%	8.95%	7.44%
Book value per share	$15.74	$14.66	$13.06
Tangible book value per share(2)	$13.22	$13.14	$11.06
Shares outstanding	37,420,909	37,254,318	36,672,429
Pacific Western Bank:
Stockholders' equity	$649,656	$625,494	$570,118
Less: Intangible assets	94,589	56,556	73,144

Tangible common equity	$555,067	$568,938	$496,974

Total assets	$5,443,484	$5,512,025	$5,513,601
Less: Intangible assets	94,589	56,556	73,144

Tangible assets	$5,348,895	$5,455,469	$5,440,457

Equity to assets ratio	11.93%	11.35%	10.34%
Tangible common equity ratio(1)	10.38%	10.43%	9.13%

(1)
Calculated as tangible common equity divided by tangible assets.

(2)
Calculated as tangible common equity divided by shares outstanding.

	Year Ended December 31,
Return on Average Tangible Equity	2012	2011	2010
	(Dollars in thousands)
PacWest Bancorp Consolidated:
Net earnings (loss)	$56,801	$50,704	$(62,016)

Average stockholders' equity	$567,342	$510,990	$493,623
Less: Average intangible assets	84,545	63,656	55,452

Average tangible common equity	$482,797	$447,334	$438,171

Return on average equity(1)	10.01%	9.92%	(12.56)%
Return on average tangible equity(2)	11.76%	11.33%	(14.15)%

(1)
Calculated as net earnings (loss) divided by average stockholders' equity.

(2)
Calculated as net earnings (loss) divded by average tangible common equity.

Results of Operations

  Acquisitions Impact Earnings Performance

        The comparability of financial information is affected by our acquisitions. We completed the following four acquisitions during the three years ended December 31, 2012: Los Padres ($824.1 million in assets), which was acquired on August 20, 2010; EQF ($189.8 million in assets), which was acquired on January 3, 2012; Celtic ($67.1 million in assets), which was acquired on April 3, 2012; and APB ($283.8 million in assets), which was acquired on August 1, 2012. These acquisitions have been accounted for using the acquisition method of accounting and, accordingly, their operating results have been included in the consolidated financial statements from their respective acquisition dates.

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

	Year Ended December 31,
	2012			2011			2010
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans and leases, net of unearned income(1)	$3,548,369	$260,230	7.33%	$3,755,190	$260,143	6.93%	$4,068,450	$265,136	6.52%
Investment securities(2)	1,373,640	35,657	2.60%	1,100,869	34,785	3.16%	675,979	24,564	3.63%
Deposits in financial institutions	87,600	228	0.26%	136,447	356	0.26%	226,276	584	0.26%
Federal funds sold	2	—	—	—	—	—	—	—	—

Total interest-earning assets	5,009,611	$296,115	5.91%	4,992,506	$295,284	5.91%	4,970,705	$290,284	5.84%

Other assets	468,024			492,577			455,005

Total assets	$5,477,635			$5,485,083			$5,425,710

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest checking deposits	$515,767	$268	0.05%	$491,145	$777	0.16%	$458,703	$1,265	0.28%
Money market deposits	1,219,457	2,314	0.19%	1,227,482	5,356	0.44%	1,230,924	9,629	0.78%
Savings deposits	159,888	50	0.03%	150,837	226	0.15%	121,793	249	0.20%
Time deposits	889,146	10,639	1.20%	1,077,930	14,290	1.33%	1,181,735	15,094	1.28%

Total interest-bearing deposits	2,784,258	13,271	0.48%	2,947,394	20,649	0.70%	2,993,155	26,237	0.88%
Borrowings	98,787	2,656	2.69%	225,542	7,071	3.14%	324,150	9,126	2.82%
Subordinated debentures	112,015	3,721	3.32%	129,432	4,923	3.80%	129,703	5,594	4.31%

Total interest-bearing liabilities	2,995,060	$19,648	0.66%	3,302,368	$32,643	0.99%	3,447,008	$40,957	1.19%

Noninterest-bearing demand deposits	1,870,088			1,627,729			1,437,493
Other liabilities	45,145			43,996			47,586

Total liabilities	4,910,293			4,974,093			4,932,087
Stockholders' equity	567,342			510,990			493,623

Total liabilities and stockholders' equity	$5,477,635			$5,485,083			$5,425,710

Net interest income		$276,467			$262,641			$249,327

Net interest rate spread			5.25%			4.92%			4.65%
Net interest margin			5.52%			5.26%			5.02%
Total deposits	$4,654,346			$4,575,123			$4,430,648
All-in deposit cost(3)			0.29%			0.45%			0.59%

(1)
Includes nonaccrual loans and leases and loan fees.

(2)
Interest income on investment securities includes non-taxable interest of $5.6 million, $1.2 million, and $111,000 for 2012, 2011, and 2010, respectively. The tax-equivalent yield on investment securities was 2.76% for 2012 and 3.22% for 2011; the tax-equivalent yield adjustment was not material for 2010.

(3)
All-in deposit cost is calculated as annualized interest expense on deposits divided by average total deposits.

        Net interest income is affected by changes in both interest rates and the volume of average interest-earning assets and interest-bearing liabilities. The changes in the amount and mix of average interest-earning assets and interest- bearing liabilities are referred to as changes in "volume." The changes in the yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities are referred to as changes in "rate." The change in interest income/expense attributable to volume reflects the change in volume multiplied by the prior year's rate and the change in interest income/expense attributable to rate reflects the change in rates multiplied by the prior year's volume. The changes in interest income and expense which are not attributable specifically to either volume or rate are allocated ratably between the two categories.

        The following table presents, for the years indicated, changes in interest income and expense and the amount of change attributable to changes in volume and rate:

	2012 Compared to 2011			2011 Compared to 2010
		Increase (Decrease) Due to			Increase (Decrease) Due to
	Total Increase (Decrease)			Total Increase (Decrease)
		Volume	Rate		Volume	Rate
	(In thousands)
Interest Income:
Loans and leases	$87	$(14,735)	$14,822	$(4,993)	$(21,122)	$16,129
Investment securities	872	7,725	(6,853)	10,221	13,772	(3,551)
Deposits in financial institutions	(128)	(127)	(1)	(228)	(234)	6

Total interest income	831	(7,137)	7,968	5,000	(7,584)	12,584

Interest Expense:
Interest checking deposits	(509)	37	(546)	(488)	84	(572)
Money market deposits	(3,042)	(35)	(3,007)	(4,273)	(27)	(4,246)
Savings deposits	(176)	13	(189)	(23)	52	(75)
Time deposits	(3,651)	(2,346)	(1,305)	(804)	(1,361)	557

Total interest-bearing deposits	(7,378)	(2,331)	(5,047)	(5,588)	(1,252)	(4,336)
Borrowings	(4,415)	(3,522)	(893)	(2,055)	(3,006)	951
Subordinated debentures	(1,202)	(619)	(583)	(671)	(12)	(659)

Total interest expense	(12,995)	(6,472)	(6,523)	(8,314)	(4,270)	(4,044)

Net interest income	$13,826	$(665)	$14,491	$13,314	$(3,314)	$16,628

        The net interest margin ("NIM") is impacted by several items that cause volatility from period to period. The effects of such items on the NIM are shown in the following table for the periods indicated:

	Year Ended December 31,
Items Impacting NIM Volatility	2012	2011	2010
	Increase (Decrease) in NIM
Accelerated accretion of acquisition discounts resulting from covered loan payoffs	0.16%	0.18%	0.10%
Nonaccrual loan interest	0.01%	0.01%	(0.02)%
Unearned income on the early repayment of leases	0.05%	—	—
Celtic loan portfolio premium amortization	(0.03)%	—	—

Total	0.19%	0.19%	0.08%

        The following table presents the loan yields and related average balances for our non-covered loans, covered loans, and total loan portfolio for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands
Yields:
Non-covered loans and leases	6.82%	6.49%		(1)
Covered loans	9.66%	8.52%		(1)
Total loans and leases	7.33%	6.93%	6.52%
Average Balances:
Non-covered loans and leases	$2,935,420	$2,948,696	$3,346,603
Covered loans	612,949	806,494	721,847

Total loans and leases	$3,548,369	$3,755,190	$4,068,450

(1)
This information was not tracked in 2010 and is not available.

        The loan yield is impacted by the same items which cause volatility in the NIM. The following table presents the effects of these items on the total loan yield for the periods indicated:

	Year Ended December 31,
Items Impacting Loan Yield Volatility	2012	2011	2010
	Increase (Decrease) in Loan Yield
Accelerated accretion of acquisition discounts resulting from covered loan payoffs	0.21%	0.24%	0.12%
Nonaccrual loan interest	0.02%	0.02%	(0.02)%
Unearned income on the early repayment of leases	0.07%	—	—
Celtic loan portfolio premium amortization	(0.04)%	—	—

Total	0.26%	0.26%	0.10%

  2012 Compared to 2011

        Our net interest margin and net interest income are driven by the combination of our loan and securities volume, asset yield, high proportion of demand deposit balances to total deposits, and disciplined deposit pricing.

        The 2012 NIM was 5.52%, an increase of 26 basis points from 5.26% for last year. The increase was due to growth in low cost deposits, lower wholesale funding and higher loan and leases yields, offset by lower average loan and leases and an increase in lower yielding investment securities.

        The $13.8 million or 5.3% increase in net interest income for 2012 compared to 2011 was due to lower funding costs of $13.0 million and higher interest income of $831,000. Interest expense decreased as a result of strong growth in low cost deposits, lower rates on all interest-bearing deposits and lower average wholesale funding. Interest expense on deposits decreased $7.4 million. The cost of all interest-bearing deposits decreased 22 basis points to 0.48% and the all-in deposit cost decreased 16 basis points to 0.29% for 2012. Average noninterest-bearing deposits increased $242.4 million while average time deposits declined $188.8 million. All other average interest-bearing deposits increased $25.7 million year-over-year. Interest expense on borrowings declined $4.4 million due to lower average borrowings of $126.8 million and a lower average rate on such borrowings; we repaid $225.0 million in fixed-rate term FHLB advances at the end of the first quarter of 2012, which were replaced with lower cost overnight FHLB advances and low cost deposits. Interest expense on subordinated debentures decreased $1.2 million due to the March 2012 redemption of $18.6 million in fixed-rate subordinated debentures. The cost of interest-bearing liabilities decreased 33 basis points to 0.66% due to the reduction in the cost of interest-bearing deposits and the first quarter of 2012 repayment of the fixed-rate term FHLB advances and the redemption of the fixed-rate subordinated debentures.

        The increase in interest income is attributed to increases in the securities portfolio which offset the expected decreases in the loan portfolio. Average securities increased $272.8 million while the securities yield declined 56 basis points to 2.60%; such decline in yield is in-line with market trends. Average loans decreased $206.8 million while the loan yield increased 40 basis points to 7.33%. The lower average loans and leases include $393.2 million of acquired loans and leases and the expected decreases of non-covered and covered loans. Given the slow economic recovery and continued uncertainty, achieving robust loan growth has been challenging and repayments have outpaced our new loan volume. Net loan growth over the last several quarters would have involved under-pricing competitors in many cases at margins that are not significantly above our securities portfolio yield. The higher loan and leases yield is attributed to the addition of Celtic's and EQF's higher-yielding loan and lease portfolios. The loan and lease yield, earning asset yield and net interest margin are all affected by loans and leases being placed on or removed from nonaccrual status and the acceleration of acquisition discounts on early repayment of covered loans; the combination of these items increased interest income $8.1 million and positively impacted the net interest margin 17 basis points in 2012. For 2011, these items increased interest income $9.5 million and increased the net interest margin 19 basis points.

  2011 Compared to 2010

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

        The $13.3 million increase in net interest income for 2011 compared to 2010 was due to a $5.0 million increase in interest income and an $8.3 million decrease in interest expense. The increase in interest income was due mainly to purchases of investment securities and a higher yield on average loans, offset partially by lower average loans and a lower yield on average securities. Average investment securities increased $424.9 million and average loans decreased $313.3 million. The effect of loans and leases being placed on or removed from nonaccrual status and the acceleration of acquisition discounts on early repayment of covered loans increased interest income $9.5 million in 2011 compared to $4.1 million in 2010 and positively impacted the net interest margin 19 basis points in 2011 compared to 8 basis points in 2010. The decline in interest expense was due to a lower average rate on money market deposits, lower average time deposits, and lower average borrowings, as $260 million of FHLB advances were repaid in the first half of 2010 and another $50 million were repaid in December 2010. Our overall cost of average deposits was 0.45% for 2011 compared to 0.59% for 2010. Noninterest-bearing demand deposits averaged $1.6 billion, or 36% of total average deposits for 2011, compared to $1.4 billion, or 32% of total average deposits for 2010.

  Provision for Credit Losses

        The following table presents the details of the provision for credit losses, the related year-over-year increases and decreases, and allowance for credit losses data for the years indicated:

	Year Ended December 31,
	2012	Increase (Decrease)	2011	Increase (Decrease)	2010
	(Dollars in thousands)
Provision For Credit Losses:
Addition to (reduction in) allowance for loan and lease losses	$(9,750)	$(20,255)	$10,505	$(168,373)	$178,878
Addition to (reduction in) reserve for unfunded loan commitments	(2,250)	(5,045)	2,795	2,681	114

Total provision (negative provision) for non-covered loans and leases	(12,000)	(25,300)	13,300	(165,692)	178,992
Provision (negative provision) for covered loans	(819)	(14,089)	13,270	(20,230)	33,500

Total provision (negative provision) for credit losses	$(12,819)	$(39,389)	$26,570	$(185,922)	$212,492

Allowance for Credit Losses Data(1):
Net charge-offs on non-covered loans and leases	$9,664	$(14,181)	$23,845	$(175,097)	$198,942
Charge-offs on classified loans sold	—	—	—	(144,647)	144,647
Net charge-off ratios:
Net charge-offs to average non-covered loans and leases	0.33%		0.81%		5.94%
Net charge-offs, excluding charge-offs on classified loans sold, to average non-covered loans and leases	0.33%		0.81%		1.62%
At year-end:
Allowance for loan and lease losses	$65,899	$(19,414)	$85,313	$(13,340)	$98,653
Allowance for credit losses	72,119	(21,664)	93,783	(10,545)	104,328
Non-covered nonaccrual loans and leases	39,284	(18,976)	58,260	(35,923)	94,183
Non-covered classified loans and leases	101,019	(84,541)	185,560	(28,449)	214,009
Allowance for credit losses to non-covered loans and leases, net of unearned income	2.37%		3.34%		3.30%
Allowance for credit losses to non-covered nonaccrual loans and leases	183.6%		161.0%		110.8%

(1)
For non-covered loans and leases only.

        Provisions for credit losses are charged to earnings as and when needed for both on and off-balance sheet credit exposures. We have a provision for credit losses on our non-covered loans and leases and a provision for credit losses on our covered loans. The provision for credit losses on our non-covered loans and leases is based on our allowance methodology and is an expense, or contra-expense, that, in our judgment, is required to maintain the adequacy of the allowance for loan and lease losses and the reserve for unfunded loan commitments. Our allowance methodology reflects historical and current net charge-offs, the levels and trends of nonaccrual and classified loans and leases, the migration of loans and leases into various risk classifications, and the level of outstanding loans and leases. The provision for credit losses on our covered loans results from, respectively, decreases or increases in expected cash flows on covered loans compared to those previously estimated.

        We made a negative provision for credit losses totaling $12.8 million during 2012 and provisions for credit losses totaling $26.6 million and $212.5 million during 2011 and 2010, respectively. The 2012 negative provision for credit losses consisted of a $9.8 million reduction to the allowance for loan and lease losses on the non-covered loan and lease portfolio, a $2.2 million reduction to the reserve for unfunded commitments, and an $819,000 reduction to the covered loan allowance for credit losses.

        The 2011 provision for credit losses was comprised of a $10.5 million addition to the allowance for loan losses on the non-covered loan portfolio, a $13.3 million addition to the covered loan allowance for credit losses, and a $2.8 million addition to the reserve for unfunded loan commitments. The 2010 provision for credit losses was comprised of a $179.0 million addition to the allowance for loan losses on the non-covered loan portfolio, a $33.5 million addition to the covered loan allowance for credit losses, and an $114,000 addition to the reserve for unfunded loan commitments. The 2010 provision for credit losses on non-covered loans includes $85.7 million related to $398.5 million of classified loans sold in 2010.

        The declining trend in the provision for non-covered loans and leases resulted from improving credit quality and lower non-covered loan and lease balances. During 2012, non-covered nonaccrual loans and leases declined by $19.0 million to $39.3 million. Classified loans and leases decreased $84.5 million to $101.0 million. Net charge-offs declined by $14.2 million to $9.7 million. Gross non-covered loans and leases decreased $155.8 million when $393.2 million of acquired loans and leases resulting from our three 2012 acquisitions are excluded.

        The allowance for credit losses on non-covered loans and leases was $72.1 million, or 2.37% of non-covered loans and leases, net of unearned income, at December 31, 2012. The allowance for credit losses on the non-covered loan portfolio totaled $93.8 million, or 3.34% of non-covered loans, net of unearned income, at December 31, 2011.

        Our non-covered loans and leases at December 31, 2012, include $298.5 million in loans and leases acquired in our 2012 acquisitions that were initially recorded at their estimated fair values. The fair value amounts at which these loans were initially recorded included an estimate of their credit losses; therefore, the year-end allowance balance includes amounts for those loans whose credit quality has deteriorated since the acquisition as well as the amounts related to the inherent risk due to the passage of time. At December 31, 2012, $1.0 million of our allowance for credit losses applies to such loans and leases. When these loans and leases are excluded from the total of non-covered loans and leases, the coverage ratio of our allowance for credit losses increases to 2.58% at December 31, 2012.

        We made a negative provision for credit losses on covered loans totaling $819,000 during 2012 and provisions for credit losses on covered loans totaling $13.3 million and $33.5 million during 2011 and 2010, respectively. The 2012 negative provision for credit losses reflected an increase in expected cash flows on covered loans compared to those previously estimated. The FDIC absorbs 80% of the losses on covered loans under the terms of our loss sharing agreements.

        Increased provisions for credit losses may be required in the future based on loan and unfunded commitment growth, the effect that changes in economic conditions, such as inflation, unemployment, market interest rate levels, and real estate values, may have on the ability of our borrowers to repay their loans, and other negative conditions specific to our borrowers' businesses. See "—Critical Accounting Policies," "—Financial Condition—Allowance for Credit Losses on Non-Covered Loans," "—Financial Condition—Allowance for Credit Losses on Covered Loans," and Note 1(h), Nature of Operations and Summary of Significant Accounting Policies—Impaired Loans and Leases and Allowances for Credit Losses and Leases, and Note 6, Loans, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

  Noninterest Income

        The following table presents the details of noninterest income and related year-over-year increases and decreases for the years indicated:

	Year Ended December 31,
	2012	Increase (Decrease)	2011	Increase (Decrease)	2010
	(In thousands)
Noninterest Income:
Service charges on deposit accounts	$12,852	$(977)	$13,829	$2,268	$11,561
Other commissions and fees	8,126	510	7,616	325	7,291
Gain on sale of leases	2,767	2,767	—	—	—
Gain on sale of securities	1,239	1,239	—	—	—
Other-than-temporary-impairment losses on covered securities	(1,115)	(1,115)	—	874	(874)
Increase in cash surrender value of life insurance	1,264	(179)	1,443	3	1,440
FDIC loss sharing income (expense), net	(10,070)	(17,846)	7,776	(15,008)	22,784
Other income	809	47	762	(274)	1,036

Total noninterest income	$15,872	$(15,554)	$31,426	$(11,812)	$43,238

        The following table presents the details of FDIC loss sharing income (expense), net for the years indicated:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
FDIC Loss Sharing Income, Net:
Gain (loss) on FDIC loss sharing asset(1)(2)	$(582)	$13,892	$25,010
FDIC loss sharing asset amortization, net(2)	(10,658)	(3,063)	—
Loan recoveries shared with FDIC(3)	(4,905)	(5,513)	(4,437)
Net reimbursement from FDIC for covered OREO activity(4)	5,164	2,416	1,512
Other-than-temporary impairment losses on covered securities	892	—	699
Other	19	44	—

Total FDIC loss sharing income (expense), net	$(10,070)	$7,776	$22,784

(1)
Includes increases related to covered loan loss provisions and decreases for write-offs for covered loans expected to be resolved at amounts higher than their carrying values.

(2)
For 2010, FDIC loss sharing asset amortization was included in gain (loss) on FDIC loss sharing asset, net, as the amortization was not tracked separately during this period.

(3)
Represents amounts to be reimbursed to the FDIC for covered loans resolved at amounts higher than their carrying values.

(4)
Represents amounts to be reimbursed to the FDIC for gains on covered OREO sales and due from the FDIC for covered OREO write-downs.

  2012 Compared to 2011

        Noninterest income decreased by $15.5 million to $15.9 million for 2012 compared to $31.4 million for last year. The decrease was due mostly to lower net FDIC loss sharing income of $17.8 million, higher other-than-temporary impairment ("OTTI") losses of $1.1 million, and lower fee income from service charges on deposit accounts of $977,000. These decreases in noninterest income were offset, in part, by $4.0 million of gains on sales of leases and securities; there were no such gains in 2011. Net FDIC loss sharing income decreased due mainly to higher write-downs and amortization of the FDIC loss sharing asset, offset by higher net covered OREO costs and covered investment security losses. The write-downs and amortization of the FDIC loss sharing asset are the result of lower losses collectable from the FDIC, which include both the current period activity and estimated future activity on covered loans. This occurs when expected cash flows on covered loan pools improve causing the carrying value of the FDIC loss sharing asset to be reduced in the current reporting period. The OTTI loss related to one covered investment security due to deteriorating cash flows and significant delinquency of the underlying loan collateral. This OTTI loss was offset partially by related FDIC loss sharing income of $892,000; there were no such impairments or impairment-related loss sharing income in 2011. Lower non-sufficient funds fees caused the decline in service charges on deposit accounts. The 2012 gain on sale of leases related to the acquired EQF operations. The gain on sale of securities relates to the sale of $43.9 million of available-for-sale MBS securities; such securities were identified as generally having a higher volatility than the broader portfolio and were sold as part of our portfolio management activities. During 2012, we also recognized a $297,000 gain on the sale of 10 branches; there was no such gain in 2011.

  2011 Compared to 2010

        Noninterest income declined by $11.8 million to $31.4 million during the year ended December 31, 2011 compared to the same period last year. This reduction was attributable to the $15.0 million decrease in FDIC loss sharing income, due mostly to the lower provision for credit losses on covered loans. Service charges on deposit accounts increased due primarily to the growth in service charges on checking accounts and account analysis fees. In 2010 we recognized an $874,000 OTTI loss on one covered investment security due to deteriorating cash flows and significant delinquency of the underlying loan collateral. The 2010 OTTI loss was offset partially by related FDIC loss sharing income of $699,000.

  Noninterest Expense

        The following table presents the details of noninterest expense and related increases and decreases for the years indicated:

	Year Ended December 31,
	2012	Increase (Decrease)	2011	Increase (Decrease)	2010
	(In thousands)
Noninterest Expense:
Compensation	$94,967	$8,167	$86,800	$(683)	$87,483
Occupancy	28,113	(572)	28,685	1,046	27,639
Data processing	9,120	156	8,964	426	8,538
Other professional services	8,367	(619)	8,986	1,151	7,835
Business development	2,538	217	2,321	(142)	2,463
Communications	2,523	(488)	3,011	(318)	3,329
Insurance and assessments	5,284	(1,887)	7,171	(2,514)	9,685
Non-covered other real estate owned, net	4,150	(2,860)	7,010	(5,300)	12,310
Covered other real estate owned, net	6,781	3,115	3,666	1,206	2,460
Intangible asset amortization	6,326	(2,102)	8,428	(1,214)	9,642
Acquisition and integration	4,089	3,489	600	(132)	732
Debt termination	22,598	22,598	—	(2,660)	2,660
Other expense	16,806	2,455	14,351	324	14,027

Total noninterest expense	$211,662	$31,669	$179,993	$(8,810)	$188,803

        The following tables present the components of non-covered and covered OREO expense, net for the years indicated:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Non-Covered OREO Expense:
Provision for losses	$3,820	$5,026	$12,271
Maintenance costs	2,018	2,177	2,065
(Gain) loss on sale	(1,688)	(193)	(2,026)

Total non-covered OREO expense, net	$4,150	$7,010	$12,310

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Covered OREO Expense:
Provision for losses	$10,513	$11,968	$5,389
Maintenance costs	366	645	570
(Gain) loss on sale	(4,098)	(8,947)	(3,499)

Total covered OREO expense, net	$6,781	$3,666	$2,460

  2012 Compared to 2011

        Noninterest expense increased by $31.7 million to $211.7 million for 2012 compared to $180.0 million for last year. The increase was due mostly to $22.6 million in debt termination expense incurred in the first quarter of 2012 for the early repayments of FHLB advances and subordinated debentures; there was no such expense incurred in 2011. Acquisition and integration costs increased $3.5 million as a result of our 2012 acquisition activities, including the proposed acquisition of First California. Covered OREO expense increased by $3.1 million due mostly to lower gains on sales offset by lower write-downs, while non-covered OREO expense decreased $2.8 million due to higher gains on sales of and lower write-downs.

        When debt termination expense, acquisition and integration costs, and OREO costs, are excluded, noninterest expense increased $5.3 million; this increase includes $15.1 million of noninterest expense for the operations of APB, Celtic and EQF since their respective acquisition dates. The remaining $9.8 million decrease in overhead costs includes: (a) lower intangible asset amortization of $2.7 million due to the timing of core deposit and customer relationship intangibles becoming fully amortized; (b) expected lower compensation costs of $2.0 million due to the staff reduction effort late in 2011 and cost savings from the third quarter of 2012 branch sale transaction; (c) lower occupancy costs of $1.9 million due to lease renewals at lower rates and cost savings from the third quarter of 2012 branch sale transaction; (d) lower insurance and assessments of $1.9 million due to the revised deposit insurance assessment formula; and (e) lower other professional services costs of $1.2 million due to lower legal fees for litigation on loans and to lower fees for our outsourced internal audit function.

        Noninterest expense includes (a) amortization of time-based restricted stock, which vests either in increments over a three to five year period or at the end of such period and is included in compensation expense and (b) intangible asset amortization, which is related to customer deposit and customer relationship intangible assets. Amortization of restricted stock totaled $5.7 million and $7.6 million for the year ended December 31, 2012 and 2011, respectively. Intangible asset amortization totaled $6.3 million for the year ended December 31, 2012 compared to $8.4 million for last year.

  2011 Compared to 2010

        Noninterest expense decreased $8.8 million to $180.0 million for 2011 when compared to 2010. This decrease was attributable to lower non-covered net OREO costs, debt termination expense, insurance and assessments expense, intangible asset amortization, and compensation expense, offset partially by higher covered OREO costs, other professional services, and occupancy expense. Non-covered OREO costs decreased $5.3 million due to lower write-downs of $7.2 million, offset by lower gains on sales of $1.8 million. Debt termination expense decreased $2.7 million due to $2.7 million in penalties for early repayment of $175 million in FHLB advances in 2010; there were no FHLB prepayment penalties in 2011. Insurance and assessment costs decreased $2.5 million due to a reduction in FDIC deposit insurance costs. Intangible asset amortization decreased $1.2 million to $8.4 million for 2011 from $9.6 million in 2010 due mainly to $9.2 million of core deposit and customer relationship intangibles becoming fully amortized in 2011. Compensation expense declined $683,000 due primarily to a $900,000 decrease in amortization of restricted stock to $7.6 million in 2011 from $8.5 million in 2010. Included in compensation expense for 2011 was an $885,000 charge in the fourth quarter for staff reduction. Covered OREO costs increased by $1.2 million due to higher write-downs of $6.6 million, which were offset by higher gains on sales of $5.4 million. The increase in other professional services was due to higher legal costs for ongoing credit work-outs. Occupancy costs grew $1.0 million due to lease renewal activity and the inclusion for a full year of occupancy costs related to the branches added in the Los Padres acquisition, which was completed in August 2010. Initially we acquired 14 branches, and through branch consolidations, ended 2011 with eight former Los Padres branches.

  Income Taxes

        Effective income tax rates were 39.2%, 42.1%, and 43.0% for the years ended December 31, 2012, 2011, and 2010, respectively. The difference in the effective tax rates between the annual periods relates mainly to the level of tax credits and tax deductions and the amount of tax exempt income recorded in each of the years. The Company operates primarily in the federal and California jurisdictions and the blended statutory tax rate for federal and California is 42%. For further information on income taxes, see Note 14, Income Taxes, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

  Fourth Quarter Results

        The following table sets forth our unaudited quarterly results for the period indicated:

	Three Months Ended
	December 31, 2012	September 30, 2012
	(Dollars in thousands, except per share data)
Interest income	$73,702	$75,123
Interest expense	(4,099)	(4,352)

Net interest income	69,603	70,771

Negative provision for credit losses:
Non-covered loans and leases	—	2,000
Covered loans	4,333	141

Total negative provision for credit losses	4,333	2,141

FDIC loss sharing income (expense), net	(6,022)	(367)
Gain on asset sales	2,481	132
Other noninterest income	5,598	5,917

Total noninterest income	2,057	5,682

Non-covered OREO expense, net	(316)	(1,883)
Covered OREO expense, net	461	(4,290)
Acquisition and integration costs	(1,092)	(2,101)
Other noninterest expense	(42,578)	(43,383)

Total noninterest expense	(43,525)	(51,657)

Earnings before income taxes	32,468	26,937
Income tax expense	(12,576)	(10,849)

Net earnings	$19,892	$16,088

Earnings per share:
Basic	$0.54	$0.43
Diluted	$0.54	$0.43
Annualized return on:
Average assets	1.44%	1.16%
Average equity	13.51%	11.16%
Net interest margin	5.49%	5.58%
Base efficiency ratio	60.7%	67.6%
Adjusted efficiency ratio(1)	55.7%	56.5%

(1)
Excludes FDIC loss sharing income (expense), securities gains and losses, OREO expense, and acquisition and integration costs.

  Fourth Quarter of 2012 Compared to Third Quarter of 2012

        We recorded net earnings of $19.9 million for the fourth quarter of 2012 compared to net earnings of $16.1 million for the third quarter of 2012. The most significant items causing the $3.8 million quarter-over-quarter increase in net earnings were: (a) the $2.9 million ($1.7 million after tax) decline in net credit costs (provisions, loss sharing expense and OREO expense for both covered and non-covered portfolios); (b) the fourth quarter gain on sale of securities of $1.2 million ($719,000 after tax); (c) the $1.1 million ($644,000 after tax) increase in gain on sale of leases; (d) the $1.0 million ($585,000 after tax) decline in acquisition and integration costs; and (e) after excluding OREO and acquisition and integration costs, the $805,000 ($467,000 after tax) decline in noninterest expenses attributed mostly to the cost savings realized from the third quarter of 2012 branch sale.

        Net interest income declined by $1.2 million to $69.6 million for the fourth quarter of 2012 compared to $70.8 million for the third quarter of 2012, due primarily to lower interest income on loans and leases. The $1.3 million decline in interest income on loans and leases was due to lower early lease repayments and lower volume of nonaccrual loans returning to accrual status. Interest expense declined by $253,000 due mostly to lower rates on money market deposits and lower average time deposits. Our net interest margin for the fourth quarter of 2012 was 5.49%, a decrease of nine basis points from the 5.58% reported for the third quarter of 2012.

        The net interest margin ("NIM") is impacted by several items that cause volatility from period to period. The effects of such items on the NIM are shown in the following table for the periods indicated:

	Three Months Ended
Items Impacting NIM Volatility	December 31, 2012	September 30, 2012
	Increase (Decrease) in NIM
Accelerated accretion of acquisition discounts resulting from covered loan payoffs	0.13%	0.12%
Nonaccrual loan interest	0.01%	0.04%
Unearned income on the early repayment of leases	0.03%	0.14%
Celtic loan portfolio premium amortization	(0.01)%	(0.04)%

Total	0.16%	0.26%

        The following table presents the loan yields and related average balances for our non-covered loans, covered loans, and total loan portfolio for the periods indicated:

	Three Months Ended
	December 31, 2012	September 30, 2012
	(Dollars in thousands)
Yields:
Non-covered loans and leases	6.83%	7.01%
Covered loans	9.81%	9.49%
Total loans and leases	7.30%	7.44%
Average Balances:
Non-covered loans and leases	$3,026,121	$2,977,708
Covered loans	539,514	587,929

Total loans and leases	$3,565,635	$3,565,637

        The loan yield is impacted by the same items which cause volatility in the NIM. The following table presents the effects of these items on the total loan yield for the periods indicated:

	Three Months Ended
Items Impacting Loan Yield Volatility	December 31, 2012	September 30, 2012
	Increase (Decrease) in Loan Yield
Accelerated accretion of acquisition discounts resulting from covered loan payoffs	0.16%	0.16%
Nonaccrual loan interest	0.02%	0.06%
Unearned income on the early repayment of leases	0.05%	0.21%
Celtic loan portfolio premium amortization	(0.01)%	(0.06)%

Total	0.22%	0.37%

        The yield on average loans and leases decreased 14 basis points to 7.30% for the fourth quarter of 2012 from 7.44% for the third quarter of 2012. This was due mainly to lower lease interest income from the decline in early lease payoffs. Total income from early lease payoffs was $466,000 in the fourth quarter and $1.9 million in the third quarter. Income from early lease payoffs for 2012 was $2.4 million. Accelerated accretion of acquisition discounts from covered loan payoffs totaled approximately $1.5 million in the fourth and third quarters increasing the loan yields each by 16 basis points.

        The cost of total interest-bearing liabilities declined three basis points to 0.56% for the fourth quarter of 2012. All-in deposit cost declined 2 basis points to 0.25% during the fourth quarter of 2012 from 0.27% for the third quarter of 2012. Such declines are due to lower rates on average money market and time deposits.

        The Company recorded a negative provision for credit losses of $4.3 million in the fourth quarter of 2012 compared to a negative provision for credit losses of $2.1 million in the third quarter of 2012 as follows:.

	Three Months Ended
	December 31, 2012	September 30, 2012	Increase (Decrease)
	(In thousands)
Provision (Negative Provision) for Credit Losses on:
Non-covered loans and leases	$—	$(2,000)	$2,000
Covered loans	(4,333)	(141)	(4,192)

Total provision (negative provision) for credit losses	$(4,333)	$(2,141)	$(2,192)

        The provision level on the non-covered portfolio is generated by our allowance methodology and reflects historical and current net charge-offs, the levels of nonaccrual and classified loans and leases, the migration of loans and leases into various risk classifications and the level of outstanding loans and leases. Based on such methodology, there was no fourth quarter provision. The provision or (negative provision) for credit losses on the covered loans results from, respectively, decreases or (increases) in expected cash flows on covered loans compared to those previously estimated.

        The allowance for credit losses on the non-covered portfolio totaled $72.1 million and $75.0 million at December 31, 2012 and September 30, 2012, respectively, and represented 2.37% and 2.46% of the non-covered loan and lease balances at those respective dates. The allowance for credit losses as a percent of nonaccrual loans was 184% at December 31, 2012 and 203% at September 30, 2012.

        Noninterest income decreased by $3.6 million to $2.1 million for the fourth quarter of 2012 compared to $5.7 million for the third quarter of 2012. The change was due to lower FDIC loss sharing income offset in part by higher gains on sales of leases and securities.

        The fourth quarter includes net FDIC loss sharing expense of $6.0 million compared to third quarter net FDIC loss sharing expense of $367,000; such change was due mostly to higher amortization of the FDIC loss sharing asset, higher covered loan recoveries, and lower covered OREO write-downs during the fourth quarter. Gain on sale of leases increased $1.1 million to $1.2 million and relates mostly to the sale of one lease. We sold $43.9 million in available-for-sale MBS securities for a $1.2 million gain; such securities were identified as generally having higher volatility than the broader portfolio and were sold as part of our portfolio management activities.

        The following table presents the details of FDIC loss sharing income (expense), net for the periods indicated:

	Three Months Ended
	December 31, 2012	September 30, 2012	Increase (Decrease)
	(In thousands)
FDIC Loss Sharing Income, Net:
Gain (loss) on FDIC loss sharing asset(1)	$303	$(593)	$896
FDIC loss sharing asset amortization, net	(3,740)	(2,488)	(1,252)
Loan recoveries shared with FDIC(2)	(2,180)	(640)	(1,540)
Net reimbursement (to) from FDIC for covered OREO activity(3)	(409)	3,350	(3,759)
Other	4	4	—

Total FDIC loss sharing income (expense), net	$(6,022)	$(367)	$(5,655)

(1)
Includes increases related to covered loan loss provisions and decreases for write-offs for covered loans expected to be resolved at amounts higher than their carrying value.

(2)
Represents amounts to be reimbursed to the FDIC for covered loans resolved at amounts higher than their carrying values.

(3)
Represents amounts to be reimbursed to the FDIC for gains on covered OREO sales and due from the FDIC for covered OREO write-downs.

        Noninterest expense decreased by $8.1 million to $43.5 million during the fourth quarter of 2012 compared to $51.7 million for the third quarter of 2012. Covered OREO expense decreased $4.8 million due to lower write-downs. Non-covered OREO expense decreased $1.6 million due to lower write-downs offset by lower gains on sales of non-covered OREO. Acquisition and integration costs decreased $1.0 million; fourth quarter costs represent mostly professional fees related to the pending First California acquisition, while the third quarter expense related to the APB acquisition (including severance, systems conversion and professional fees), and accruals for the closures of two Pacific Western offices at the time of the APB acquisition. When OREO and acquisition and integration costs are excluded from noninterest expense, such costs decrease $805,000; this decrease is attributed mostly to the cost savings realized from the third quarter sale of 10 branches.

        Noninterest expense includes (a) amortization of time-based restricted stock, which is included in compensation, and (b) intangible asset amortization. Amortization of restricted stock totaled $1.4 million for each of the fourth and third quarters of 2012, respectively. Intangible asset amortization totaled $1.2 million and $1.7 million for the fourth and third quarters of 2012, respectively.

Business Segments

        The Company's reportable segments consist of "Banking," "Asset Financing," and "Other." At December 31, 2012, the Other segment consisted of the PacWest Bancorp holding company and other elimination and reconciliation entries.

        The Bank's Asset Financing segment includes the operations of the divisions and subsidiaries that provide asset-based commercial loans and equipment leases. The asset-based lending products are offered primarily through three business units: (1) First Community Financial ("FCF"), a division of the Bank, based in Phoenix, Arizona; (2) BFI Business Finance ("BFI"), a wholly-owned subsidiary of the Bank, based in San Jose, California; and (3) Celtic, a wholly-owned subsidiary of the Bank based in Santa Monica, California. The Bank's leasing products are offered through EQF, a division of the Bank based in Midvale, Utah.

        With the acquisitions of EQF in January 2012 and Celtic in April 2012, we expanded our asset-based lending operations, both in terms of size and product diversification by adding equipment leasing, and determined that our asset financing operations met the threshold to be a reportable segment beginning with the second quarter of 2012.

        The accounting policies of the reported segments are the same as those of the Company described in Note 1, "Nature of Operations and Summary of Significant Accounting Policies." Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Asset Financing segment based upon the Bank's total cost of interest-bearing liabilities. The provision for credit losses is allocated based on actual charge-offs for the period as well as assigning a minimum reserve requirement to the Asset Financing segment. Noninterest income and noninterest expense directly attributable to a segment are assigned to it.

        The following tables present information regarding our business segments as of and for the periods indicated:

	December 31, 2012
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Non-covered loans and leases, net of unearned income	$2,631,838	$415,132	$—	$3,046,970
Allowance for loan and lease losses	(61,469)	(4,430)	—	(65,899)

Non-covered loans and leases, net	2,570,369	410,702	—	2,981,071
Covered loans, net	517,258	—	—	517,258

Total loans and leases, net	$3,087,627	$410,702	$—	$3,498,329

Goodwill and other intangibles(1)	$66,339	$28,250	$—	$94,589
Total assets	4,991,927	451,557	20,174	5,463,658
Total deposits(2)	4,737,593	—	(28,472)	4,709,121

(1)
Other intangibles include only core deposit and customer relationship intangibles. Non-compete agreements, tradenames, and favorable lease rights intangibles of $2.2 million are included in other assets on the consolidated balance sheets.

(2)
The negative balance in the "Other" segment represents the elimination of holding company cash held at the Bank.

	December 31, 2011
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Non-covered loans, net of unearned income	$2,658,477	$149,236	$—	$2,807,713
Allowance for loan losses	(82,628)	(2,685)	—	(85,313)

Non-covered loans, net	2,575,849	146,551	—	2,722,400
Covered loans, net	703,023	—	—	703,023

Total loans, net	$3,278,872	$146,551	$—	$3,425,423

Goodwill and other intangibles(1)	$56,556	$—	$—	$56,556
Total assets	5,359,794	152,231	16,212	5,528,237
Total deposits(2)	4,613,353	—	(35,900)	4,577,453

(1)
Other intangibles include only core deposit and customer relationship intangibles. Tradenames and favorable lease rights intangibles of $1.5 million are included in other assets on the consolidated balance sheets.

(2)
The negative balance in the "Other" segment represents the elimination of holding company cash held at the Bank.

	Year Ended Ended December 31, 2012
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$251,720	$44,395	$—	$296,115
Intersegment interest expense	2,055	(2,055)	—	—
Other interest expense	(15,043)	(884)	(3,721)	(19,648)

Net interest income	238,732	41,456	(3,721)	276,467

Negative provision (provision) for credit losses	14,585	(1,766)	—	12,819

Noninterest income	11,741	4,017	114	15,872

Intangible asset amortization	(5,898)	(428)	—	(6,326)
Debt termination expense	(24,195)	—	1,597	(22,598)
Other noninterest expense	(153,660)	(23,502)	(5,576)	(182,738)

Total noninterest expense	(183,753)	(23,930)	(3,979)	(211,662)

Earnings (loss) before income taxes	81,305	19,777	(7,586)	93,496
Income taxes	(31,542)	(8,327)	3,174	(36,695)

Net earnings (loss)	$49,763	$11,450	$(4,412)	$56,801

	Year Ended Ended December 31, 2011
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$276,734	$18,550	$—	$295,284
Intersegment interest expense	1,226	(1,226)	—	—
Other interest expense	(27,720)	—	(4,923)	(32,643)

Net interest income	250,240	17,324	(4,923)	262,641

Provision for credit losses	(26,520)	(50)	—	(26,570)

Noninterest income	30,609	660	157	31,426

Intangible asset amortization	(8,264)	(164)	—	(8,428)
Other noninterest expense	(152,464)	(10,846)	(8,255)	(171,565)

Total noninterest expense	(160,728)	(11,010)	(8,255)	(179,993)

Earnings (loss) before income taxes	93,601	6,924	(13,021)	87,504
Income taxes	(39,554)	(2,917)	5,671	(36,800)

Net earnings (loss)	$54,047	$4,007	$(7,350)	$50,704

	Year Ended Ended December 31, 2010
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$272,411	$17,873	$—	$290,284
Intersegment interest expense	1,284	(1,284)	—	—
Other interest expense	(35,363)	—	(5,594)	(40,957)

Net interest income	238,332	16,589	(5,594)	249,327

Provision for credit losses	(211,922)	(570)	—	(212,492)

Noninterest income	42,522	542	174	43,238

Intangible asset amortization	(9,264)	(378)	—	(9,642)
Debt termination expense	(2,660)	—	—	(2,660)
Other noninterest expense	(155,997)	(10,839)	(9,665)	(176,501)

Total noninterest expense	(167,921)	(11,217)	(9,665)	(188,803)

Earnings (loss) before income taxes	(98,989)	5,344	(15,085)	(108,730)
Income taxes	42,621	(2,263)	6,356	46,714

Net earnings (loss)	$(56,368)	$3,081	$(8,729)	$(62,016)

  2012 Compared to 2011

        Net earnings for the Banking segment declined $4.3 million for the year ended December 31, 2012 to $49.8 million, compared to $54.1 million for 2011. The decrease was due mainly to $24.2 million ($14.0 million after tax) in debt termination expense recognized in 2012 with no similar charge in 2011; lower FDIC loss sharing income of $17.8 million ($10.4 million after tax); lower net interest income of $11.5 million ($6.7 million after tax); and higher acquisition and integration costs of $3.5 million ($2.0 million after tax). These items were offset by lower provision for credit losses on covered and non-covered loans and leases of $41.1 million ($23.8 million after tax), and a $2.8 million tax benefit attributable to tax credits and a lower effective tax rate related to tax exempt income. The decrease in net interest income for 2012 compared to 2011 is attributed to both lower average interest-earning assets and a lower yield on such assets. The Banking segment's average interest-earning assets totaled $4.6 billion for 2012, a $197.5 million decrease compared to 2011, due to lower average loans. The yield on the Banking segment's average interest-earning assets decreased 29 basis points to 5.42% for 2012 compared to 5.71% for 2011.

        Net earnings for the Asset Financing segment increased $7.4 million for the year ended December 31, 2012 compared to 2011 due to the 2012 EQF and Celtic acquisitions, which added $6.8 million in net earnings. The remaining increase in net earnings was due in part to increased net interest income and lower intangible asset amortization and other professional services expense in 2012. Net interest income for the Asset Financing segment increased $24.1 million ($14.0 million after tax), of which $23.4 million ($13.6 million after tax) related to the EQF and Celtic acquisitions. The yield on the Asset Financing segment's average interest-earning assets decreased by one basis point to 12.43% for 2012 compared to 12.44% for 2011.

        The Asset Financing segment provision for credit losses increased $1.7 million ($995,000 after tax), due mainly to increased loan and lease volumes for EQF and Celtic post acquisition. Noninterest income increased $3.4 million ($1.9 million after tax), all of which related to EQF and Celtic, including a $2.8 million ($1.6 million after tax) gain on sale of leases. Total noninterest expense for the Asset Financing segment increased by $12.9 million ($7.5 million after tax). EQF and Celtic combined added $13.4 million ($7.8 million after tax) of noninterest expense, while compensation expense, other professional services, and intangible asset amortization in the other financing units declined.

        The net loss for the Other segment decreased $2.9 million for the year ended December 31, 2012 as compared to 2011. This decrease was the result of lower after-tax interest expense of $697,000, an after-tax gain on debt termination of $926,000 attributable to the early redemption of $18.6 million in subordinated debentures during the first quarter of 2012, and lower compensation expense and other professional services.

  2011 Compared to 2010

        Net earnings for the Banking segment increased $110.4 million for the year ended December 31, 2011 to $54.1 million, compared to a $56.4 million net loss for the year ended December 31, 2010. The increase in net earnings was due mainly to a $185.4 million ($107.5 million after tax) decline in provision for credit losses on covered and non-covered loans, an increase in net interest income of $11.9 million ($6.9 million after tax), lower non-covered OREO expense of $5.3 million ($3.1 million after tax), and lower debt termination expense of $2.7 million ($1.5 million after tax), offset partially by lower FDIC loss sharing income of $15.0 million ($8.7 million after tax),

        Net earnings for the Asset Financing segment increased $926,000 for the year ended December 31, 2011 compared to 2010, due mainly to an after-tax increase in net interest income of $426,000 and lower after-tax provision for credit losses of $302,000. Noninterest income increased slightly, while noninterest expense decreased due to lower intangible asset amortization.

        The net loss for the Other segment decreased $1.4 million for the year ended December 31, 2011 as compared to 2010. This decrease was the result of lower after-tax interest expense of $389,000 and lower compensation and other professional services expense.

 Financial Condition

        The following tables present our total gross loan and lease portfolio, showing the non-covered and covered components, as of the dates indicated:

	December 31, 2012
	Total Loans and Leases		Non-Covered Loans and Leases		Covered Loans(1)
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage	$2,472,891	67%	$1,917,670	63%	$555,221	93%
Real estate construction	153,179	4%	129,959	4%	23,220	4%
Commercial	803,018	23%	787,775	25%	15,243	3%
Leases	174,373	5%	174,373	6%	—	—
Consumer	23,081	1%	22,487	1%	594	—
Foreign	17,241	—	17,241	1%	—	—

Total gross loans and leases	$3,643,783	100%	$3,049,505	100%	$594,278	100%

(1)
Excludes purchase discount and allowance.

	December 31, 2011
	Total Loans		Non-Covered Loans		Covered Loans(1)
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage	$2,718,822	75%	$1,982,464	70%	$736,358	91%
Real estate construction	159,977	4%	113,059	4%	46,918	6%
Commercial	697,549	19%	671,939	24%	25,610	3%
Consumer	24,446	1%	23,711	1%	735	—
Foreign	20,932	1%	20,932	1%	—	—

Total gross loans	$3,621,726	100%	$2,812,105	100%	$809,621	100%

(1)
Excludes purchase discount and allowance.

        The following table presents our total real estate mortgage loan portfolio, showing the non-covered and covered components, as of December 31, 2012:

	December 31, 2012
	Total Loans		Non-Covered Loans		Covered Loans(1)
Loan Category	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$341,301	13.8%	$315,096	16.4%	$26,205	4.7%
Retail	368,071	14.9%	271,412	14.2%	96,659	17.4%
Office buildings	357,770	14.5%	304,096	15.9%	53,674	9.7%
Owner-occupied	212,471	8.6%	195,170	10.2%	17,301	3.1%
Hotel	184,032	7.4%	181,144	9.4%	2,888	0.5%
Healthcare	111,384	4.5%	102,816	5.4%	8,568	1.5%
Mixed use	54,213	2.2%	51,294	2.7%	2,919	0.5%
Gas station	34,763	1.4%	29,632	1.5%	5,131	0.9%
Self storage	78,625	3.2%	29,688	1.5%	48,937	8.8%
Restaurant	18,441	0.7%	16,755	0.9%	1,686	0.3%
Land acquisition/development	21,922	0.9%	21,922	1.1%	—	—
Unimproved land	13,666	0.6%	13,173	0.7%	493	0.1%
Other	186,414	7.5%	172,273	9.0%	14,141	2.6%

Total commercial real estate mortgage	1,983,073	80.2%	1,704,471	88.9%	278,602	50.1%

Residential real estate mortgage:
Multi-family	273,343	11.0%	103,742	5.4%	169,601	30.6%
Single family owner-occupied	125,085	5.1%	46,125	2.4%	78,960	14.2%
Single family nonowner-occupied	33,098	1.3%	12,789	0.7%	20,309	3.7%
Mixed use	2,474	0.1%	—	—	2,474	0.4%
Home equity lines of credit	55,818	2.3%	50,543	2.6%	5,275	1.0%

Total residential real estate mortgage	489,818	19.8%	213,199	11.1%	276,619	49.9%

Total gross real estate mortgage loans	$2,472,891	100.0%	$1,917,670	100.0%	$555,221	100.0%

(1)
Excludes purchase discount and allowance.

  Non-Covered Loans and Leases

        The following table presents the balance of each major category of non-covered loans and leases as of the dates indicated:

	December 31,
	2012		2011		2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage	$1,917,670	63%	$1,982,464	70%	$2,274,733	72%	$2,423,712	65%	$2,473,089	62%
Real estate construction	129,959	4%	113,059	4%	179,479	5%	440,286	12%	579,884	15%
Commercial	787,775	25%	671,939	24%	663,557	21%	781,003	21%	845,410	21%
Leases	174,373	6%	—	—	—	—	—	—	—	—
Consumer	22,487	1%	23,711	1%	25,058	1%	32,138	1%	44,938	1%
Foreign(1):
Commercial	15,567	1%	19,531	1%	21,057	1%	34,524	1%	50,918	1%
Other	1,674	—	1,401	—	1,551	—	1,719	—	2,245	—

Total gross non-covered loans and leases	3,049,505	100%	2,812,105	100%	3,165,435	100%	3,713,382	100%	3,996,484	100%

Less: unearned income	(2,535)		(4,392)		(4,380)		(5,999)		(8,593)

Loans, net of unearned income	3,046,970		2,807,713		3,161,055		3,707,383		3,987,891
Less: allowance for loan and lease losses	(65,899)		(85,313)		(98,653)		(118,717)		(63,519)

Total net non-covered loans and leases	$2,981,071		$2,722,400		$3,062,402		$3,588,666		$3,924,372

(1)
Denominated in U.S. dollars and collateralized by assets located in the United States or guaranteed or insured by businesses located in the United States.

        During 2012, gross non-covered loan and leases increased $237.4 million due primarily to $393.2 million of acquired loans and leases from our 2012 acquisitions, offset partially by a decline of $155.8 million due to payments and resolution activities. Our ability to make new loans is dependent on economic factors in our market area, borrower qualifications, competition, and liquidity, among other items. Given the slow economic recovery and continued uncertainty, achieving robust loan growth has been challenging and repayments have outpaced our new loan volume. Net loan growth over the last several quarters would have involved under-pricing competitors in many cases at margins that are not significantly above our securities portfolio yield. Although we resisted competing for term real estate loans at low rates and long durations, we have had significant growth in our commercial loan and lease portfolios during 2012.

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

        Our largest loan portfolio concentration is the non-covered real estate mortgage category, which includes loans secured by commercial and residential real estate. The following table presents our non-covered real estate mortgage loan portfolio, excluding foreign loans, as of the dates indicated:

	December 31,
	2012		2011
Loan Category	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$315,096	16.4%	$367,494	18.5%
Retail	271,412	14.2%	286,691	14.5%
Office buildings	304,096	15.9%	290,074	14.6%
Owner-occupied	195,170	10.2%	226,307	11.4%
Hotel	181,144	9.4%	144,402	7.3%
Healthcare	102,816	5.4%	131,625	6.7%
Mixed use	51,294	2.7%	53,855	2.7%
Gas station	29,632	1.5%	33,715	1.7%
Self storage	29,688	1.5%	23,148	1.2%
Restaurant	16,755	0.9%	22,549	1.1%
Land acquisition/development	21,922	1.1%	14,015	0.7%
Unimproved land	13,173	0.7%	1,369	0.1%
Other	172,273	9.0%	206,504	10.4%

Total commercial real estate mortgage	1,704,471	88.9%	1,801,748	90.9%

Residential real estate mortgage:
Multi-family	103,742	5.4%	93,866	4.7%
Single family owner-occupied	46,125	2.4%	32,209	1.6%
Single family nonowner-occupied	12,789	0.7%	19,341	1.0%
Home equity lines of credit	50,543	2.6%	35,300	1.8%

Total residential real estate mortgage	213,199	11.1%	180,716	9.1%

Total gross non-covered real estate mortgage loans	$1,917,670	100.0%	$1,982,464	100.0%

        The largest subset of the "Other" commercial real estate mortgage category is for fixed base operators at airports with a balance of $38.9 million, or 22.6%, of the total.

  Covered Loans

  Los Padres Bank Acquisition

        On August 20, 2010, we acquired certain assets of Los Padres, including all loans, and assumed substantially all of its liabilities, including all deposits, from the FDIC in an FDIC-assisted acquisition, which we refer to as the Los Padres acquisition. We entered into a loss sharing agreement with the FDIC, whereby the FDIC agreed to cover a substantial portion of any future losses on acquired loans, with the exception of consumer loans, and other real estate owned. Under the terms of such loss sharing agreement, the FDIC is obligated to reimburse the Bank for 80% of losses with respect to the covered assets. The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Bank 80% reimbursement under the loss sharing agreement. The loss sharing provisions for commercial (non-single family) and single family covered assets are in effect for 5 years and 10 years, respectively, from the acquisition date, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date. Accordingly, the loss sharing provisions expire in the third quarters of 2015 and 2020 for non-single family and single family covered assets, respectively, while the related loss recovery provisions expire in the third quarters of 2018 and 2020, respectively.

  Affinity Bank Acquisition

        On August 28, 2009, Pacific Western Bank acquired certain assets and liabilities of Affinity from the FDIC in an FDIC-assisted transaction. We entered into a loss sharing agreement with the FDIC, whereby the FDIC agreed to cover a substantial portion of any future losses on acquired loans, other real estate owned and certain investment securities. Under the terms of such loss sharing agreement, the FDIC will absorb 80% of losses and receive 80% of loss recoveries on the first $234 million of losses on covered assets and absorb 95% of losses and receive 95% of loss recoveries on covered assets exceeding $234 million. The loss sharing provisions are in effect for 5 years for commercial (non-single family) assets (non-residential loans, OREO and certain securities) and 10 years for residential (single family) loans from the August 28, 2009 acquisition date. The loss recovery provisions are in effect for 8 years for commercial (non-single family) assets and 10 years for residential (single family) loans from the acquisition date. Accordingly, the loss sharing provisions expire in the third quarters of 2014 and 2019 for non-single family and single family covered assets, respectively, while the related loss recovery provisions expire in the third quarters of 2017 and 2019, respectively.

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

        The following table reflects the carrying values of the covered loans as of the dates indicated:

	December 31,
	2012		2011
Covered Loans	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$2,888	—	$2,944	—
Other	552,333	94%	733,414	91%

Total real estate mortgage	555,221	94%	736,358	91%

Real estate construction:
Residential	5,662	1%	21,521	3%
Commercial	17,558	3%	25,397	3%

Total real estate construction	23,220	4%	46,918	6%

Total real estate loans	578,441	98%	783,276	97%

Commercial:
Collateralized	14,603	2%	24,808	3%
Unsecured	640	—	802	—

Total commercial	15,243	2%	25,610	3%

Consumer	594	—	735	—

Total gross covered loans	594,278	100%	809,621	100%

Discount	(50,951)		(75,323)
Allowance for loan losses	(26,069)		(31,275)

Covered loans, net	$517,258		$703,023

        The following table presents our gross covered real estate mortgage loan portfolio as the dates indicated:

	December 31,
	2012		2011
Loan Category	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$26,205	4.7%	$33,755	4.6%
Retail	96,659	17.4%	113,289	15.4%
Office buildings	53,674	9.7%	77,767	10.6%
Owner-occupied	17,301	3.1%	24,837	3.4%
Hotel	2,888	0.5%	2,944	0.4%
Healthcare	8,568	1.5%	16,851	2.3%
Mixed use	2,919	0.5%	7,733	1.1%
Gas station	5,131	0.9%	6,001	0.8%
Self storage	48,937	8.8%	52,793	7.2%
Restaurant	1,686	0.3%	2,532	0.3%
Unimproved land	493	0.1%	1,752	0.2%
Other	14,141	2.6%	14,887	2.0%

Total commercial real estate mortgage	278,602	50.1%	355,141	48.3%

Residential real estate mortgage:
Multi-family	169,601	30.6%	250,633	34.0%
Single family owner-occupied	78,960	14.2%	95,248	12.9%
Single family nonowner-occupied	20,309	3.7%	25,624	3.5%
Unimproved land	2,474	0.4%	2,918	0.4%
Home equity lines of credit	5,275	1.0%	6,794	0.9%

Total residential real estate mortgage	276,619	49.9%	381,217	51.7%

Total gross covered real estate mortgage loans	$555,221	100.0%	$736,358	100.0%

        We account for loans under ASC Subtopic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("acquired impaired loan accounting") as follows: (i) when we acquire loans deemed to be impaired and there is evidence of credit deterioration since their origination and it is probable at the acquisition date that we would be unable to collect all contractually required payments, and (ii) as a general policy election for non-impaired loans that we acquire in a distressed bank acquisition. We may refer to acquired loans accounted for under ASC 310-30 as "acquired impaired loans." In connection with the Affinity acquisition, we applied acquired impaired loan accounting to all of the covered loans. In connection with the Los Padres acquisition, we applied acquired impaired loan accounting to all of the covered loans except the revolving credit agreements, mainly home equity loans and commercial asset-based lines of credit, where the borrower had revolving privileges; we accounted for such loans in accordance with accounting requirements for purchased non-impaired loans. GAAP excludes revolving credit agreements, such as home equity lines and credit card loans, from acquired impaired loan accounting requirements.

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

        The excess of undiscounted expected cash flows at acquisition over the initial fair value of acquired impaired loans is referred to as the "accretable yield" and is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable. The accretable yield changes over time due to both accretion and as actual and expected cash flows vary from the previously estimated cash flows. The accretable yield is measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans. The remaining undiscounted expected cash flows are calculated at each financial reporting date based on information then currently available. Subsequent to acquisition, the Company aggregates loans into pools of loans with common credit risk characteristics such as loan type and risk rating. Increases in expected cash flows over those previously estimated increase the accretable yield and are recognized as interest income prospectively. Decreases in the amount and changes in the timing of expected cash flows compared to those previously estimated decrease the accretable yield and usually result in a provision for loan losses and the establishment of an allowance for loan losses.

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

        The following table summarizes the changes in the carrying amount of covered acquired impaired loans and accretable yield on those loans for the periods indicated:

	Impaired Loans
	Carrying Amount	Accretable Yield
	(In thousands)
Balance, December 31, 2009	$621,686	$(226,446)
Addition from the Los Padres acquisition	405,619	(144,168)
Accretion	52,539	52,539
Payments received	(166,858)	—
Decrease in expected cash flows, net	—	27,410
Provision for credit losses	(33,500)	—

Balance, December 31, 2010	879,486	(290,665)
Accretion	65,282	65,282
Payments received	(254,484)	—
Increase in expected cash flows, net	—	(33,882)
Provision for credit losses	(13,270)	—

Balance, December 31, 2011	677,014	(259,265)
Accretion	49,562	49,562
Payments received	(233,549)	—
Decrease in expected cash flows, net	—	13,681
Negative provision for credit losses	819	—

Balance, December 31, 2012	$493,846	$(196,022)

        The table above excludes the purchased non-impaired loans from the Los Padres acquisition, which totaled $23.4 million, $26.0 million, and $29.1 million at December 31, 2012, 2011, and 2010, respectively.

  Loan and Lease Interest Rate Sensitivity

        The following table presents contractual maturity and repricing information for the indicated covered and non-covered loans and leases at December 31, 2012:

	Repricing or Maturing In
	One Year Or Less	Over One to Five Years	Over Five Years	Total
	(In thousands)
Non-covered:
Real estate mortgage	$573,440	$1,011,620	$332,610	$1,917,670
Real estate construction	103,213	26,746	—	129,959
Commercial	568,038	155,907	63,830	787,775
Leases	8,354	156,423	9,596	174,373
Consumer	17,020	3,723	1,744	22,487
Foreign	15,561	317	1,363	17,241

Total non-covered	1,285,626	1,354,736	409,143	3,049,505
Covered	361,223	94,125	61,910	517,258

Total	$1,646,849	$1,448,861	$471,053	$3,566,763

        The following table presents the interest rate profile of covered and non-covered loans and leases due after one year at December 31, 2012:

	Due After One Year
	Fixed Rate	Floating Rate	Total
	(In thousands)
Non-covered:
Real estate mortgage	$995,747	$348,483	$1,344,230
Real estate construction	18,346	8,400	26,746
Commercial	216,470	3,267	219,737
Leases	166,019	—	166,019
Consumer	4,890	577	5,467
Foreign	1,680	—	1,680

Total non-covered	1,403,152	360,727	1,763,879
Covered	104,366	51,669	156,035

Total	$1,507,518	$412,396	$1,919,914

  Allowance for Credit Losses on Non-Covered Loans and Leases

        For a discussion of our policy and methodology on the allowance for credit losses on non-covered loans and leases, see "—Critical Accounting Policies—Allowance for Credit Losses on Non-Covered Loans and Leases." For further information on the allowance for credit losses on non-covered loans and leases, see Note 6, Loans and Leases, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

        The following table presents the balance of our allowance for credit losses and certain credit quality measures as of the dates indicated:

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Allowance for loan and lease losses(1)	$65,899	$85,313	$98,653	$118,717	$63,519
Reserve for unfunded loan commitments(1)	6,220	8,470	5,675	5,561	5,271

Allowance for credit losses	$72,119	$93,783	$104,328	$124,278	$68,790

Allowance for credit losses to non-covered loans and leases, net of unearned income	2.37%	3.34%	3.30%	3.35%	1.72%
Allowance for credit losses to non-covered nonaccrual loans and leases	183.6%	161.0%	110.8%	51.8%	108.4%
Allowance for credit losses to non-covered nonperforming assets	99.0%	87.9%	87.1%	43.9%	65.7%

(1)
Applies only to non-covered loans and leases.

        The following table presents the changes in our allowance for loan and lease losses for the years indicated:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Allowance for loan and lease losses, beginning of year	$85,313	$98,653	$118,717	$63,519	$52,557
Loans and leases charged off:
Real estate mortgage	(7,680)	(10,180)	(117,029)	(46,047)	(2,617)
Real estate construction	(492)	(6,886)	(63,590)	(28,542)	(24,998)
Commercial	(4,580)	(10,072)	(18,548)	(11,982)	(7,664)
Leases	(28)	—	—	—	—
Consumer	(290)	(1,422)	(3,749)	(1,180)	(3,947)
Foreign	—	—	(306)	(368)	(349)

Total loans and leases charged off(1)	(13,070)	(28,560)	(203,222)	(88,119)	(39,575)

Recoveries on loans charged off:
Real estate mortgage	1,598	513	1,222	503	412
Real estate construction	49	1,025	708	461	88
Commercial	1,600	1,668	1,652	548	971
Consumer	137	1,394	565	151	47
Foreign	22	115	133	44	19

Total recoveries on loans charged off	3,406	4,715	4,280	1,707	1,537

Net charge-offs	(9,664)	(23,845)	(198,942)	(86,412)	(38,038)
Provision (negative provision) for loan and lease losses	(9,750)	10,505	178,878	141,610	49,000

Allowance for loan and lease losses, end of year	$65,899	$85,313	$98,653	$118,717	$63,519

Net charge-offs to average non-covered loans and leases(2)	0.33%	0.81%	5.94%	2.22%	0.96%
Allowance for loan and lease losses as a percentage of non-covered loans and leases, net of unearned income	2.16%	3.04%	3.12%	3.20%	1.59%

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

(2)
Net charge-offs, excluding charge-offs on classified loans sold, to average non-covered loans and leases was 1.62% for 2010 and 0.55% for 2008.

        The following table presents the changes in our reserve for unfunded loan commitments for the years indicated:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Reserve for unfunded loan commitments, beginning of year	$8,470	$5,675	$5,561	$5,271	$8,471
Provision (negative provision)	(2,250)	2,795	114	290	(3,200)

Reserve for unfunded loan commitments, end of year	$6,220	$8,470	$5,675	$5,561	$5,271

        The following table presents the allowance for loan and lease losses by portfolio segment as of the dates indicated:

	Allowance for Loan and Lease Losses by Portfolio Segment
	Real Estate Mortgage	Real Estate Construction	Commercial	Leases	Consumer	Foreign	Total
	(Dollars in thousands)
December 31, 2012
Allowance for loan and lease losses	$38,700	$3,221	$20,595	$1,559	$1,726	$98	$65,899
% of loans to total loans	63%	4%	25%	6%	1%	1%	100%
December 31, 2011
Allowance for loan losses	$50,205	$8,697	$23,308	$—	$2,768	$335	$85,313
% of loans to total loans	70%	4%	24%	—	1%	1%	100%
December 31, 2010
Allowance for loan losses	$51,657	$8,766	$33,229	$—	$4,652	$349	$98,653
% of loans to total loans	72%	5%	21%	—	1%	1%	100%
December 31, 2009
Allowance for loan losses	$58,241	$39,934	$17,710	$—	$2,021	$811	$118,717
% of loans to total loans	65%	12%	21%	—	1%	1%	100%
December 31, 2008
Allowance for loan losses	$21,732	$22,166	$16,868	$—	$1,672	$1,081	$63,519
% of loans to total loans	62%	15%	21%	—	1%	1%	100%

        At December 31, 2012, the portion of the allowance allocated to individual portfolio segments included an amount for both imprecision and uncertainty to better reflect our view of risk. Nonetheless, the allowance for loan and lease losses is available to absorb any losses without restriction. For further information on the allowance for loan and lease losses, see Note 6, Loans and Leases, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

  Allowance for Credit Losses on Covered Loans

        For a discussion of our policy and methodology on the allowance for credit losses on covered loans, see "—Critical Accounting Policies—Allowance for Credit Losses on Covered Loans." For further information on the allowance for credit losses on covered loans, see Note 6, Loans and Leases, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

        The following table presents the changes in our allowance for credit losses on covered loans for the years indicated:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Allowance for credit losses on covered loans, beginning of year	$31,275	$33,264	$18,000
Provision (negative provision)	(819)	13,270	33,500
Charge-offs, net	(4,387)	(15,259)	(18,236)

Allowance for credit losses on covered loans, end of year	$26,069	$31,275	$33,264

  Non-Covered Nonperforming Assets and Performing Restructured Loans

        The following table presents non-covered nonperforming assets and performing restructured loans information as of the dates indicated:

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Nonaccrual loans and leases(1)	$39,284	$58,260	$94,183	$240,167	$63,470
Other real estate owned(1)	33,572	48,412	25,598	43,255	41,310

Total nonperforming assets	$72,856	$106,672	$119,781	$283,422	$104,780

Performing restructured loans(1)	$106,288	$116,791	$89,272	$181,454	$12,637
Nonaccrual loans and leases to loans and leases, net of unearned income(1)	1.29%	2.07%	2.98%	6.48%	1.59%
Nonperforming assets ratio(1)(2)	2.37%	3.73%	3.76%	7.56%	2.60%

(1)
Excludes covered loans and covered OREO from the Los Padres and Affinity acquisitions.

(2)
Nonperforming assets ratio is calculated as nonperforming assets divided by the sum of total loans and leases and OREO.

        During 2012, non-covered nonperforming assets declined by $33.8 million to $72.9 million at December 31, 2012, due mainly to decreases of $19.0 million in nonaccrual loans and leases and $14.8 million in other real estate owned. Such declines are due to improved credit quality. The ratio of non-covered nonperforming assets to non-covered loans and leases and non-covered OREO decreased to 2.37% at December 31, 2012 from 3.73% at December 31, 2011.

  Nonaccrual Loans and Leases

        The $19.0 million decrease in non-covered nonaccrual loans and leases during 2012 was attributable primarily to reductions, payoffs and returns to accrual status of $36.8 million, charge-offs of $9.8 million, and foreclosures of $4.3 million, offset partially by additions of $31.9 million.

        The following table presents our non-covered nonaccrual loans and leases and accruing loans and leases past due between 30 and 89 days by portfolio segment and class as of the dates indicated:

	Nonaccrual Loans and Leases(1)
					Accruing and 30 - 89 Days Past Due(1)
	December 31, 2012		December 31, 2011
	Balance	% of Category	Balance	% of Category	December 31, 2012 Balance	December 31, 2011 Balance
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$6,908	3.8%	$7,251	5.0%	$—	$—
SBA 504	2,982	5.5%	2,800	4.8%	955	—
Other	15,929	0.9%	21,286	1.2%	1,408	13,237

Total real estate mortgage	25,819	1.3%	31,337	1.6%	2,363	13,237

Real estate construction:
Residential	1,057	2.2%	1,086	6.1%	—	—
Commercial	2,715	3.3%	6,194	6.5%	—	2,290

Total real estate construction	3,772	2.9%	7,280	6.4%	—	2,290

Commercial:
Collateralized	2,648	0.6%	8,186	2.0%	166	593
Unsecured	2,019	2.9%	3,057	3.9%	138	4
Asset-based	176	0.1%	14	—	—	—
SBA 7(a)	4,181	16.5%	7,801	26.9%	313	434

Total commercial	9,024	1.1%	19,058	2.8%	617	1,031

Leases	244	0.1%	—	—	357	—
Consumer	425	1.9%	585	2.5%	15	31

Total non-covered loans and leases	$39,284	1.3%	$58,260	2.1%	$3,352	$16,589

(1)
Excludes covered loans acquired from the Los Padres and Affinity acquisitions.

        The following lending relationships, excluding SBA-related loans, were on nonaccrual status at December 31, 2012:

Nonaccrual Amount December 31, 2012	Description
(In thousands)
$6,908	Two loans, each secured by a hotel in San Diego County, California. The borrower is paying according to the restructured terms of each loan.
3,480	Two loans, one of which is secured by an office building in Clark County, Nevada, and the other is secured by an office building in Maricopa County, Arizona.
2,354	This loan is secured by a strip retail center in Riverside County, California. The borrower is paying according to the restructured terms of the loan.
1,877	This loan is secured by a strip retail center in Clark County, Nevada.
1,790	This loan is unsecured and has a specific reserve for 100% of the balance.
1,706	This loan is secured by two industrial buildings in San Diego County, California.
1,245	This loan is secured by land in Riverside County, California.
1,199	Two loans, one of which is secured by an apartment building in San Diego County, California, and the other is secured by an office building in San Diego County, California.
1,194	This loan is secured by three industrial buildings in Riverside County, California.
1,046	This loan is secured by a multi-tenant industrial building in Riverside County, California.

$22,799	Total

  OREO

        Non-covered OREO declined by $14.8 million in 2012, due primarily to sales of $17.7 million and write-downs of $3.8 million, offset partially by foreclosures totaling $4.2 million and additions from the APB acquisition of $1.6 million.

        The following table presents non-covered OREO by property type as of the dates indicated:

	December 31,
Property Type	2012	2011
	(In thousands)
Commercial real estate	$1,684	$23,003
Construction and land development	31,888	24,788
Single family residence	—	621

Total non-covered OREO	$33,572	$48,412

        The non-covered construction and land development category includes foreclosed undeveloped land located in Ventura County, California, having a carrying value of $22 million at December 31, 2012.

  Performing Restructured Loans

        Non-covered performing restructured loans declined by $10.5 million during 2012, to $106.3 million at December 31, 2012. The change was attributable to $12.0 million in transfers of performing restructured loans to nonaccrual status and $21.1 million in other reductions due mostly to payoffs, offset by additions of $13.2 million and the transfer of one $9.4 million loan from nonaccrual status. At December 31, 2012, we had $80.7 million in real estate mortgage loans, $21.7 million in real estate construction loans, $3.7 million in commercial loans, and $203,000 in consumer loans that were accruing interest under the terms of troubled debt restructurings.

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

        The following table presents a summary of covered loans that would normally be considered nonaccrual except for the accounting requirements regarding acquired impaired loans and other real estate owned covered by the loss sharing agreements ("covered nonaccrual loans" and "covered OREO"; collectively, "covered nonperforming assets") as of the dates indicated:

	December 31,
	2012	2011
	(In thousands)
Covered nonaccrual loans	$114,782	$152,062
Covered OREO	22,842	33,506

Total covered nonperforming assets	$137,624	$185,568

Covered performing restructured loans	$21,553	$16,047

  Loan Portfolio Risk Elements

        Our real estate loan portfolio is predominantly commercial and as such does not expose us to higher risks generally associated with residential mortgage loans such as option ARM, interest-only, or subprime mortgage loans. Our portfolio does include mortgage loans on commercial property. Commercial mortgage loan repayments typically do not rely on the sale of the underlying collateral, but instead rely on the income producing potential of the collateral as the source of repayment. Ultimately, though, due to the loan amortization period being greater than the contractual loan term, the borrower may be required to refinance the loan, either with us or another lender, or pay off the loan, by selling the underlying collateral.

        At December 31, 2012, we had $200.0 million of commercial real estate mortgage loans maturing over the next 12 months. For any of these loans, in the event that we provide a concession through a refinance or modification which we would not ordinarily consider in order to protect as much of our investment as possible, such loan may be considered a troubled debt restructuring even though it was performing throughout its term. The circumstances regarding any modification and a borrower's specific situation, such as their ability to obtain financing from another source at similar market terms, are evaluated on an individual basis to determine if a troubled debt restructuring has occurred. Higher levels of troubled debt restructurings may lead to increased classified assets and credit loss provisions.

  Investment Portfolio

        Our investment activities are designed to assist in maximizing income consistent with quality and liquidity requirements, to supply collateral to secure public funds on deposit and lines of credit, and to provide a means for balancing market and credit risks through changing economic times. Our portfolio consists primarily of U.S. government agency obligations, government-sponsored enterprise ("GSE") obligations, obligations of states and political subdivisions, private label collateralized mortgage obligations ("CMOs"), corporate debt securities, and FHLB stock.

        During 2012, 2011, and 2010, we made market purchases of $485.9 million, $658.3 million, and $627.9 million of investment securities available-for-sale, respectively, utilizing our excess liquidity. Of the $48.9 million of investment securities obtained in the APB acquisition, $45.6 million of such securities were sold at no gain or loss. We retained APB's municipal securities portfolio. During 2010, through the Los Padres acquisition, we obtained $33.6 million of investment securities available-for-sale, which were comprised primarily of government agency and GSE pass through securities. None of the acquired Los Padres investment securities are covered by an FDIC loss sharing agreement. The private label CMOs were acquired in the August 2009 Affinity acquisition and are covered by a FDIC loss sharing agreement.

        The following table presents the detail of our market purchases of securities during the years indicated:

	Year Ended December 31,
Security Type	2012	2011	2010
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$156,376	$449,927	$592,702
Government agency and government-sponsored enterprise collateralized mortgage obligations	61,114	60,190	—
Municipal securities	215,603	120,501	—
Corporate debt securities	51,264	25,096	—
Government-sponsored enterprise debt securities	—	—	35,182
Other securities	1,503	2,596	—

Total market purchases of securities available-for-sale	$485,860	$658,310	$627,884

        The following table presents the composition of our investment portfolio at the dates indicated:

	December 31,
Security Type	2012	2011	2010
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$807,842	$1,042,507	$756,065
Government agency and government-sponsored enterprise collateralized mortgage obligations	101,694	82,027	47,629
Covered private label collateralized mortgage obligations	44,684	45,149	50,437
Municipal securities	348,041	126,797	7,566
Corporate debt securities	42,365	25,128	—
Government-sponsored enterprise debt securities	—	—	10,029
Other securities	10,759	4,750	2,290

Total securities available-for-sale	1,355,385	1,326,358	874,016
Federal Home Loan Bank stock	37,126	46,106	55,040

Total investment securities	$1,392,511	$1,372,464	$929,056

        The following table shows the geographic composition of the majority of our municipal securities portfolio as of the date indicated:

	December 31, 2012
Municipal Securities by State:	Carrying Value	% of Total
	(In thousands)
Texas	$58,539	17%
Washington	34,749	10%
Illinois	23,478	7%
New York	21,597	6%
Colorado	18,722	5%
Ohio	16,232	5%
Florida	14,570	4%
Connecticut	14,552	4%
Minnesota	14,265	4%
California	14,067	4%

Total of 10 largest states	230,771	66%
All other states	117,270	34%

Total municipal securities	$348,041	100%

        The following table presents the components, yields, and durations of our securities available-for-sale as of the date indicated:

	December 31, 2012
Security Type	Amortized Cost	Carrying Value	Yield(1)	Duration (in years)
	(Dollars in thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$774,677	$807,842	1.93%	3.6
Government agency and government-sponsored enterprise collateralized mortgage obligations	99,956	101,694	0.80%	3.0
Covered private label collateralized mortgage obligations	36,078	44,684	10.20%	3.9
Municipal securities(2)	339,547	348,041	2.69%	6.7
Corporate debt securities	42,014	42,365	3.85%	13.4
Other securities	6,389	10,759	—	—

Total securities available-for-sale(2)	$1,298,661	$1,355,385	2.33%	4.6

(1)
Represents the yield for the month of December 2012.

(2)
The tax equivalent yield was 4.29% and 2.73% for municipal securities and total securities available-for-sale, respectively.

        The following table presents a summary of rates and contractual maturities of our securities available-for-sale at December 31, 2012:

	One Year or Less		One Year Through Five Years		Five Years Through Ten Years		Over Ten Years		Total
December 31, 2012	Carrying Value	Rate	Carrying Value	Rate	Carrying Value	Rate	Carrying Value	Rate	Carrying Value	Rate
	(Dollars in thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$4,379	4.79%	$951	5.36%	$26,712	3.69%	$775,800	3.81%	$807,842	3.82%
Government agency and government-sponsored enterprise collateralized mortgage obligations	—	—	145	5.41%	284	6.57%	101,265	3.54%	101,694	3.55%
Covered private label collateralized mortgage obligations	630	8.93%	—	—	774	5.31%	43,280	6.05%	44,684	6.08%
Municipal securities(1)	417	5.12%	2,215	4.29%	5,238	4.06%	340,171	4.11%	348,041	4.11%
Corporate debt securities	—	—	—	—	—	—	42,365	3.03%	42,365	3.03%
Other securities	10,759	0.19%	—	—	—	—	—	—	10,759	0.19%

Total securities available-for-sale(1)	$16,185	1.90%	$3,311	4.65%	$33,008	3.81%	$1,302,881	3.92%	$1,355,385	3.89%

(1)
Rates on tax exempt securities are not presented on a tax equivalent basis.

        The following tables present, for those securities that were in a gross unrealized loss position, the carrying values, which are the estimated fair values, and the gross unrealized losses on securities by length of time the securities had been in an unrealized loss position at the dates indicated:

	December 31, 2012
	Less than 12 months		12 months or longer		Total
Security Type	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$67,299	$(452)	$60	$(1)	$67,359	$(453)
Government agency and government-sponsored enterprise collateralized mortgage obligations	18,317	(132)	—	—	18,317	(132)
Covered private label collateralized mortgage obligations	—	—	1,692	(123)	1,692	(123)
Municipal securities	90,303	(1,951)	—	—	90,303	(1,951)
Corporate debt securities	16,819	(81)	—	—	16,819	(81)

Total	$192,738	$(2,616)	$1,752	$(124)	$194,490	$(2,740)

	December 31, 2011
	Less than 12 months		12 months or longer		Total
Security Type	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$34,682	$(64)	$22	$(1)	$34,704	$(65)
Government agency and government-sponsored enterprise collateralized mortgage obligations	10,790	(21)	1,530	(15)	12,320	(36)
Covered private label collateralized mortgage obligations	5,228	(595)	4,427	(1,560)	9,655	(2,155)
Municipal securities	7,755	(56)	—	—	7,755	(56)
Corporate debt securities	10,758	(26)	—	—	10,758	(26)
Other securities	2,445	(135)	—	—	2,445	(135)

Total	$71,658	$(897)	$5,979	$(1,576)	$77,637	$(2,473)

        We reviewed the securities that were in a continuous loss position less than 12 months and longer than 12 months at December 31, 2012, and concluded that their losses were a result of the level of market interest rates relative to the types of securities and not a result of the underlying issuers' abilities to repay. Accordingly, we determined that the securities were temporarily impaired and we did not recognize such impairment in the consolidated statements of earnings. Additionally, we have no plans to sell these securities and believe that it is more likely than not we would not be required to sell these securities before recovery of their amortized cost.

        In 2012 and 2010, we recognized an other-than-temporary impairment ("OTTI") loss on two different covered private label CMO securities. In each circumstance, the covered security was impaired due to deteriorating cash flows and the depletion of the credit support from the subordinated classes of the securitization. In 2012 and 2010, the OTTI charges of $1.1 million and $874,000, which were due to credit and recognized in the consolidated statements of earnings (loss), were offset by FDIC loss sharing income of $892,000 and $699,000 for the respective periods. There were no such impairments or impairment-related loss sharing income in 2011.

        At December 31, 2012, we had a $37.1 million investment in FHLB stock carried at cost. Such amount represents an excess to the required FHLB stock levels due to constraints imposed on the FHLB. In connection with the acquisition of APB in 2012 and Los Padres in 2010, we obtained $1.4 million and $10.7 million, respectively, of FHLB stock. The FHLB has redeemed $10.4 million, $8.9 million and $6.0 million of such stock at its carrying value in 2012, 2011, and 2010, respectively.

        We evaluated the carrying value of our FHLB stock investment at December 31, 2012, and determined that it was not impaired. Our evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, the actions being taken by the FHLB to address its regulatory situation, repurchase activity of excess stock by the FHLB at its carrying value, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

  Deposits

        The following table presents a summary of our average deposits and average rates paid during the years indicated:

	Year Ended December 31,
	2012		2011		2010
Deposit Category	Average Amount	Rate	Average Amount	Rate	Average Amount	Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$1,870,088	—	$1,627,729	—	$1,437,493	—
Interest checking deposits	515,767	0.05%	491,145	0.16%	458,703	0.28%
Money market deposits	1,219,457	0.19%	1,227,482	0.44%	1,230,924	0.78%
Savings deposits	159,888	0.03%	150,837	0.15%	121,793	0.20%
Time deposits	889,146	1.20%	1,077,930	1.33%	1,181,735	1.28%

Total average deposits	$4,654,346	0.29%	$4,575,123	0.45%	$4,430,648	0.59%

        The following table presents the changes in deposit categories during 2012 compared to 2011:

	December 31,
			Increase (Decrease)
Deposit Category	2012	2011
	(In thousands)
Noninterest-bearing deposits	$1,939,212	$1,685,799	$253,413
Interest checking deposits	513,389	500,998	12,391
Money market deposits	1,282,513	1,265,282	17,231
Savings deposits	153,680	157,480	(3,800)

Total core deposits	3,888,794	3,609,559	279,235
Time deposits, excluding brokered	782,640	926,326	(143,686)

Total deposits, excluding brokered	4,671,434	4,535,885	135,549
Time deposits, brokered	37,687	41,568	(3,881)

Total deposits	$4,709,121	$4,577,453	$131,668

Deposits of foreign customers located primarily in Mexico included above	$131,442	$142,082	$(10,640)

        During 2012, deposits increased by $131.7 million to $4.7 billion at December 31, 2012, due primarily to $219.6 million of deposits acquired in the August 1, 2012 APB acquisition and $212.4 million in core deposit growth, offset partially by a $175.1 million decline in time deposits and $125.2 million of deposits sold in connection with the third quarter of 2012 branch sale. Excluding the APB acquisition, we increased noninterest-bearing demand deposits during 2012 due to a combination of new deposit relationships and increased deposits from our existing customers.

        Competition for deposits among banks and financial institutions in our Southern California market area was robust in 2012 and is expected to continue through 2013. Our deposit gathering activities may be negatively impacted by two of our business practices. First, we generally price our deposits lower than our competitors. Second, since a good portion of our deposits are tied to lending relationships, the economic downturn in Southern California may lead to lower loan production and loss of existing customers. To mitigate these challenges, we actively review our deposit offerings to provide the optimum mix of service, product, and rate, and continually seek new deposits through various programs.

        The following table summarizes the maturities of time deposits as of the date indicated:

	December 31, 2012
Maturity	Time Deposits Under $100,000	Time Deposits $100,000 or More	Total Time Deposits	Rate
	(In thousands)
Due in three months or less	$75,069	$148,125	$223,194	1.08%
Due in over three months through six months	73,080	142,467	215,547	1.58%
Due in over six months through twelve months	64,765	133,572	198,337	0.97%
Due in over 12 months through 24 months	48,078	87,269	135,347	0.94%
Due in over 24 months	13,630	34,272	47,902	1.06%

Total	$274,622	$545,705	$820,327	1.16%

Borrowings

        The Bank has various lines of credit available. These include the ability to borrow funds from time to time on a long-term, short-term, or overnight basis from the FHLB, the FRBSF, or other financial institutions. The maximum amount that we could borrow under our credit lines with the FHLB at December 31, 2012 was $1.0 billion, all of which was available on that date. The maximum amount that we could borrow under our secured credit line with the FRBSF at December 31, 2012 was $385.7 million, all of which was available on that date. The FHLB lines are secured by (a) a blanket lien on certain qualifying loans in our loan portfolio, which are not pledged to the FRBSF, and (b) a portion of our available-for-sale investment securities. The FRBSF line is secured by certain qualifying loans.

        At December 31, 2012, our borrowings included $12.6 million in non-recourse debt related to the payment stream of certain leases sold to third parties, and $108.3 million in subordinated debentures. At December 31, 2011, our borrowings included $225.0 million in term FHLB advances and $129.3 million of subordinated debentures.

        The following table summarizes information about our FHLB advances outstanding as of the dates indicated:

	December 31,
	2012		2011
Contractual Maturity Date	Amount	Rate	Amount	Rate
	(Dollars in thousands)
December 11, 2017	$—	—	$200,000	3.16%
January 11, 2018	—	—	25,000	2.61%

Total FHLB advances	$—		$225,000

        The following table summarizes information about our subordinated debentures as of the dates indicated:

	December 31,
	2012		2011
					Date Issued	Maturity Date	Rate Index	Next Reset Date
Series	Amount	Rate(1)	Amount	Rate(2)
	(Dollars in thousands)
Trust V	$10,310	3.41%	$10,310	3.66%	8/15/03	9/17/33	3 month LIBOR + 3.10	3/14/13
Trust VI	10,310	3.36%	10,310	3.60%	9/3/03	9/15/33	3 month LIBOR + 3.05	3/13/13
Trust CII	5,155	3.26%	5,155	3.51%	9/17/03	9/17/33	3 month LIBOR + 2.95	3/14/13
Trust VII	61,856	3.05%	61,856	3.30%	2/5/04	4/23/34	3 month LIBOR + 2.75	4/26/13
Trust CIII	20,619	2.00%	20,619	2.24%	8/15/05	9/15/35	3 month LIBOR + 1.69	3/13/13
Trust CI	—	—	10,310	11.00%	3/23/00	3/8/30	N/A—Fixed Rate	N/A
Trust I	—	—	8,248	10.60%	9/7/00	9/7/30	N/A—Fixed Rate	N/A

Gross subordinated debentures	108,250		126,808
Unamortized premium(3)	—		2,463

Net subordinated debentures	$108,250		$129,271

(1)
As of January 28, 2013.

(2)
As of January 27, 2012.

(3)
Represents the unamortized fair value adjustment on the Trust CI subordinated debenture, which was redeemed in March 2012.

        In March 2012, the Company incurred $22.6 million in debt termination expense related to the repayment of $225.0 million in fixed-rate term FHLB advances and the early redemption of $18.6 million in fixed-rate subordinated debentures. The Company used a combination of excess cash and collateralized overnight FHLB advances to repay these debt instruments. The FHLB advances were composed of $200 million maturing in December 2017 with a fixed rate of 3.16% and $25 million due in January 2018 with a fixed rate of 2.61%. The agreements for these FHLB advances had an early repayment penalty or fee for payoffs before maturity. The subordinated debentures were composed of a

$10.3 million debenture, due in March 2030 and bearing a fixed rate of 11.00%, which was referred to as "Trust CI," and an $8.3 million debenture due in September 2030 and bearing a fixed rate of 10.6%, which was referred to as "Trust I."

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

        Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines which compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. Banks and bank holding companies considered to be "adequately capitalized" are required to maintain a minimum total risk-based capital ratio of 8% and a minimum Tier 1 risk-based capital ratio of 4.0%. Banks and bank holding companies considered to be "well capitalized" must maintain a minimum leverage ratio of 5%, a minimum total risk-based capital ratio of 10%, and a minimum Tier 1 risk-based capital ratio of 6.0%. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are deducted from regulatory capital. There was no limitation on our deferred tax assets at December 31, 2012. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future.

        The following table presents regulatory capital requirements and our regulatory capital ratios as of the date indicated:

	December 31, 2012
	Well Capitalized Requirement	Pacific Western Bank	PacWest Bancorp Consolidated
Tier 1 leverage capital ratio	5.00%	9.78%	10.53%
Tier 1 risk-based capital ratio	6.00%	14.10%	15.17%
Total risk-based capital ratio	10.00%	15.36%	16.43%

        As of December 31, 2012, we exceeded each of the capital requirements of the Board of Governors of the Federal Reserve System ("FRB") and were deemed to be "well capitalized." In addition, as of December 31, 2012, Pacific Western exceeded the capital requirements to be "well capitalized." For further information on regulatory capital, see Note 19, Dividend Availability and Regulatory Matters, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

        The Company issued subordinated debentures to trusts that were established by us or entities that we have acquired, which, in turn, issued trust preferred securities, which totaled $108.3 million at December 31, 2012. The Company includes in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as stockholders' equity less goodwill, net of any related deferred income tax liability. At December 31, 2012, the amount of trust preferred securities included in Tier I capital was $105.0 million. While our existing trust preferred securities are currently grandfathered as Tier 1 capital under the Dodd-Frank Wall Street Reform and Consumer Protection Act, proposed regulatory capital guidelines would phase them out of Tier 1 capital over a period of 10 years, beginning in 2013, until they are fully-phased out on January 1, 2022. New issuances of trust preferred securities will not qualify as Tier 1 capital. If trust preferred securities are excluded from regulatory capital, we remain "well capitalized." See "—Borrowings" for information regarding the redemption in March 2012 of certain of our subordinated debentures.

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

        The Company manages its liquidity by maintaining pools of liquid assets on-balance sheet, consisting of cash and due from banks, interest-earning deposits in other financial institutions, and unpledged investment securities available-for-sale, which we refer to as our primary liquidity. In addition, we also maintain available borrowing capacity under secured borrowing lines with the FHLB and the FRBSF, which we refer to as our secondary liquidity. In addition to its secured lines of credit, the Company also maintains unsecured lines of credit, subject to availability, of $65.0 million with correspondent banks for purchase of overnight funds.

        The following table provides a summary of the Bank's primary and secondary liquidity levels at the dates indicated:

	December 31,
	2012	2011	2010
	(Dollars in thousands)
Primary Liquidity—On-Balance Sheet:
Cash	$89,011	$92,342	$82,170
Interest-earning deposits at financial institutions	75,393	203,275	26,382
Investment securities available-for-sale	1,355,385	1,326,358	874,016
Less pledged securities	(157,279)	(69,623)	(140,730)

Total primary liquidity	$1,362,510	$1,552,352	$841,838

Ratio of primary liquidity to total deposits	28.9%	33.9%	18.1%

Secondary Liquidity—Off-Balance Sheet Available Secured Borrowing Capacity:
Total secured borrowing capacity with the FHLB	$1,024,261	$1,273,927	$1,389,806
Less secured letters of credit outstanding	(1,244)	(2,002)	(2,002)
Less secured advances outstanding	—	(225,000)	(225,000)

Net secured borrowing capacity with the FHLB	1,023,017	1,046,925	1,162,804
Secured credit line with the FRBSF	385,691	347,407	373,307

Total secondary liquidity	$1,408,708	$1,394,332	$1,536,111

        During 2012, the Company's primary liquidity decreased $189.8 million due mostly to a $127.9 million decrease in interest-earning deposits at financial institutions and an $87.7 million decrease in net unpledged investment securities due to increased pledging requirements. The Company's secondary liquidity increased $14.4 million during 2012 due to the repayment of $225.0 million in long-term FHLB advances, offset partially by a $249.7 million decrease in borrowing capacity for the FHLB secured borrowing facility, as the FHLB lowered the amount of real estate loans allowed as collateral. Our total liquidity and the ratio of primary liquidity to total deposits remain at historically high levels. We expect to continue to maintain higher levels of on-balance sheet liquidity during 2013 compared to historical levels until we are able to effectively increase loan portfolio balances.

        At December 31, 2012, $484.0 million of certain qualifying loans were specifically pledged as collateral for the secured borrowing line maintained with the FRBSF. The FHLB borrowing lines are secured by (a) a blanket lien on certain qualifying loans in our loan portfolio, which are not pledged to the FRBSF, and (b) a portion of our available-for-sale securities.

        In addition to our primary liquidity, we generate liquidity from cash flow from our amortizing loan portfolio and from our large base of core customer deposits, defined as noninterest-bearing demand, interest checking, savings and money market accounts. At December 31, 2012, such deposits totaled $3.9 billion and represented 83% of the Company's total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long lasting relationships and stable funding sources.

        During 2012, total core deposits increased $279.2 million, mainly in noninterest-bearing demand deposits from our small to medium-sized business customer base. Some of the growth in our core deposits is attributed to businesses having a tendency to maintain higher cash balances because of current economic conditions and low rate investment alternatives. Deposits from our customers may decline if interest rates increase significantly or if corporate customers move funds from the Company generally. In order to address the Company's liquidity risk as deposit balances may fluctuate, the Company maintains adequate levels of available liquidity.

        Until December 31, 2012, noninterest-bearing demand accounts were covered by unlimited FDIC deposit insurance under the Transaction Account Guarantee ("TAG") Program. Under the Dodd-Frank Act, the TAG Program expired on December 31, 2012, at which time deposit insurance coverage reverted to $250,000 per depositor per financial institution. We have considered the possible impact the expiration of the TAG Program may have on our core deposits and liquidity. Our analysis included inquiry of account officers and selected customers and review of the trends of balances in deposit account categories during the period the TAG Program has been in place. Although no assurance can be given, based on our analysis nothing has come to our attention that indicates our liquidity levels will be insufficient to cover possible increased deposit volatility that may result from the expiration of the TAG Program.

        The following table provides a summary of the Bank's core deposits at the dates indicated:

	December 31,
	2012	2011	2010
	(In thousands)
Core Deposits:
Non-interest bearing demand	$1,939,212	$1,685,799	$1,465,562
Interest checking	513,389	500,998	494,617
Savings and money market	1,436,193	1,422,762	1,457,656

Total core deposits	$3,888,794	$3,609,559	$3,417,835

        Our asset/liability policy establishes various liquidity guidelines for the Company. The policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits), Coverage and Crisis Coverage Ratios (measurements of liquid assets to expected short-term liquidity required for the loan and deposit portfolios under normal and stressed conditions), Loan to Funding Ratio, Wholesale Funding Ratio, and other guidelines developed for measuring and maintaining liquidity. As of December 31, 2012, the Company was in compliance with all liquidity guidelines established in the ALCO policy.

        We may use large denomination brokered time deposits, the availability of which is uncertain and subject to competitive market forces, for liquidity management purposes. At December 31, 2012, the Bank had none of these brokered deposits. In addition, we have $37.7 million of customer deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our participating customers' deposits.

  Holding Company Liquidity

        The primary sources of liquidity for the Company, on a stand-alone basis, include dividends from the Bank and our ability to raise capital, issue subordinated debt, and secure outside borrowings. The ability of the Company to obtain funds for the payment of dividends to our stockholders and for other cash requirements is largely dependent upon the Bank's earnings. Pacific Western is subject to restrictions under certain federal and state laws and regulations which limit its ability to transfer funds to the Company through intercompany loans, advances, or cash dividends.

        Dividends paid by state banks, such as Pacific Western, are regulated by the DFI under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During 2012, PacWest received $50.0 million in dividends from the Bank. For the foreseeable future, any dividends from the Bank to the Company require DFI approval. See also Note 19, Dividend Availability and Regulatory Matters, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

        At December 31, 2012, the Company had, on a stand-alone basis, approximately $28.5 million in cash on deposit at the Bank. Management believes this amount of cash along with other sources of liquidity is sufficient to fund the Company's 2013 cash flow needs. See related discussion of liquidity sources at "—Capital Resources."

Contractual Obligations

        The known contractual obligations of the Company as of the date indicated:

	December 31, 2012
	Due Within One Year	Due in One to Three Years	Due in Three to Five Years	Due After Five Years	Total
	(Dollars in thousands)
Time deposits	$637,078	$143,307	$39,942	$—	$820,327
Long-term debt obligations	5,671	5,767	1,153	108,250	120,841
Contractual interest(1)	3,535	2,192	1,723	—	7,450
Operating lease obligations	14,762	24,818	15,013	12,567	67,160
Other contractual obligations	10,337	9,387	70	67	19,861

Total	$671,383	$185,471	$57,901	$120,884	$1,035,639

(1)
Excludes interest on subordinated debentures as these instruments are floating rate.

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

Off-Balance Sheet Arrangements

        Our obligations also include off-balance sheet arrangements consisting of loan and lease-related commitments, of which only a portion are expected to be funded. At December 31, 2011, our loan and lease-related commitments, including standby letters of credit, totaled $881.5 million. The commitments, which result in funded loans and leases, increase our profitability through net interest income. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in "—Liquidity," have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 12, Commitments and Contingencies, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

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

        Market risk sensitive instruments are generally defined as derivatives and other financial instruments, which include investment securities, loans, deposits, and borrowings. At December 31, 2012 and 2011, we had not used any derivatives to alter our interest rate risk profile or for any other reason. However, both the repricing characteristics of our fixed-rate loans and floating-rate loans, the significant percentage of noninterest-bearing deposits compared to interest-earning assets, and the callable features in certain borrowings, may influence our interest rate risk profile. Our financial instruments include loans, leases, federal funds sold, interest-earning deposits in financial institutions, Federal Home Loan Bank stock, investment securities, deposits, borrowings and subordinated debentures.

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

        We evaluated the results of our net interest income simulation and market value of equity models prepared as of December 31, 2012, the results of which are presented below. Our net interest income simulation indicates that our balance sheet is liability sensitive as rising interest rates would result in a decline in our net interest margin. This profile is primarily a result of (a) the increased origination of fixed-rate loans and variable-rate loans with initial fixed-rate terms over the last several years and (b) declining floating-rate construction loans. Our market value of equity model indicates an asset sensitive profile in the up 100 and 200 basis points scenarios, switching to liability sensitive in the up 300 basis point scenario. An asset sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated market value of equity, while a liability sensitive profile would suggest that our estimated market value of equity would decrease when rates increase. In general, we view the net interest income model results as more relevant to the Company's current operating profile and manage our balance sheet giving priority to this information. Given the historically low market interest rates as of December 31, 2012, the "down" scenarios at December 31, 2012 are not considered meaningful and are excluded from the following discussion.

  Net Interest Income Simulation

        We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of December 31, 2012. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our total interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

        This analysis calculates the difference between net interest income forecasted using both increasing and declining interest rate scenarios and net interest income forecasted using a base market interest rate derived from the U.S. Treasury yield curve at December 31, 2012. In order to arrive at the base case, we extend our balance sheet at December 31, 2012 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products' pricing as of December 31, 2012. Based on such repricings, we calculate an estimated net interest income and net interest margin.

        The repricing relationship for each of our assets and liabilities includes many assumptions. For example, many of our assets are floating-rate loans, which are assumed to reprice to the same extent as the change in market rates according to their contracted index, except for floating-rate loans tied to our base lending rate which are assumed to reprice upward only after the first 75 basis point increase in market rates. This assumption is due to the fact that we reduced our base lending rate 100 basis points when the Federal Reserve lowered the Federal Funds benchmark rate by 175 basis points in the fourth quarter of 2008. Some loans and investment vehicles include the opportunity of prepayment (imbedded options) and the simulation model uses a prepayment model to estimate these prepayments and reinvest these proceeds at current simulated yields. Our deposit products reprice at our discretion and are assumed to reprice more slowly in a rising or declining interest rate environment and usually reprice at a rate less than the change in market rates. The effects of certain balance sheet attributes, such as fixed-rate loans, floating-rate loans that have reached their floors, and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

        The simulation analysis does not account for all factors that impact this analysis, including changes by management to mitigate the impact of interest rate changes or the impact a change in interest rates may have on our credit risk profile, loan prepayment estimates, and spread relationships, which can change regularly. In addition, the simulation analysis does not make any assumptions regarding loan fee income, which is a component of our net interest income and tends to increase our net interest margin. Management reviews the model assumptions for reasonableness on a quarterly basis.

        The following table presents as of December 31, 2012, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points.

December 31, 2012 Interest Rate Scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$267,264	(2.1)%	5.26%	(0.11)%
Up 200 basis points	$265,162	(2.9)%	5.22%	(0.15)%
Up 100 basis points	$265,219	(2.9)%	5.22%	(0.15)%
BASE CASE	$273,071	—	5.37%	—
Down 100 basis points	$268,812	(1.6)%	5.29%	(0.08)%
Down 200 basis points	$264,217	(3.2)%	5.20%	(0.17)%
Down 300 basis points	$265,862	(2.6)%	5.23%	(0.14)%

        The net interest income simulation model prepared as of December 31, 2012 suggests our balance sheet is liability sensitive. Liability sensitivity indicates that in a rising interest rate environment, our net interest margin would decrease. Due to the historically low market interest rates as of December 31, 2012, the "down" scenarios are not considered meaningful and are excluded from the following discussion. The liability sensitive profile is due mostly to the mix of fixed-rate loans to total loans in the loan portfolio relative to our amount of interest-bearing deposits that would reprice as interest rates change. Although $1.8 billion of the $3.6 billion of total loans in the portfolio have variable interest rate terms, only $478 million of those variable-rate loans would immediately reprice at December 31, 2012 under the modeled scenarios. Of the remaining variable-rate loans, $1.3 billion would not immediately reprice because the loans' fully-indexed rates are below their floor rates. Of these $1.3 billion of loans at their floors, the fully-indexed rates would rise off of the floors and reprice as follows:

Cumulative Amount of Loans	Rate Increase Needed to Reprice
(Dollars in thousands)
$457,000	100 bps
$683,000	200 bps
$849,000	300 bps

        An additional $263 million of hybrid ARM loans would not immediately reprice because the loans contain an initial fixed-rate period before they become adjustable. The cumulative amounts of hybrid ARM loans that would switch from being fixed-rate to floating-rate because the initial fixed-rate term would expire is approximately $90 million, $132 million and $180 million in the next one, two, and three years, respectively.

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

        In comparing the December 31, 2012 simulation results to December 31, 2011, our profile has remained relatively unchanged while our overall estimated net interest income has increased for all scenarios. The increase in the simulated net interest income is a result of higher earning assets due to the 2012 acquisitions of EQF, Celtic, and APB, and the repayment of long-term FHLB advances and subordinated debentures, offset partially by the decreases in non-covered loans, covered loans, and investments.

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

        This model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at December 31, 2012.

        The following table shows the projected change in the market value of equity for the set of rate shocks presented as of December 31, 2012:

December 31, 2012 Interest Rate Scenario	Estimated Market Value of Equity	Dollar Change From Base	Percentage Change From Base	Percentage of Total Assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$737,038	$(33,713)	(4.4)%	13.5%	125.1%
Up 200 basis points	$777,609	$6,858	0.9%	14.2%	132.0%
Up 100 basis points	$789,681	$18,930	2.5%	14.5%	134.0%
BASE CASE	$770,751	—	—	14.1%	130.8%
Down 100 basis points	$717,866	$(52,885)	(6.9)%	13.1%	121.9%
Down 200 basis points	$726,588	$(44,163)	(5.7)%	13.3%	123.3%
Down 300 basis points	$749,254	$(21,497)	(2.8)%	13.7%	127.2%

        The following table shows the projected change in the market value of equity for the set of rate shocks presented as of December 31, 2011:

December 31, 2011 Interest Rate Scenario	Estimated Market Value of Equity	Dollar Change From Base	Percentage Change From Base	Percentage of Total Assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$706,062	$(1,192)	(0.2)%	12.8%	129.3%
Up 200 basis points	$734,438	$27,184	3.8%	13.3%	134.5%
Up 100 basis points	$740,136	$32,882	4.6%	13.4%	135.5%
BASE CASE	$707,254	—	—	12.8%	129.5%
Down 100 basis points	$635,138	$(72,116)	(10.2)%	11.5%	116.3%
Down 200 basis points	$618,032	$(89,222)	(12.6)%	11.2%	113.2%
Down 300 basis points	$597,303	$(109,951)	(15.5)%	10.8%	109.4%

        In comparing the December 31, 2012 simulation results to December 31, 2011, our base case estimated market value of equity has increased while our overall profile has not changed materially. Base case market value of equity increased $63.5 million compared to December 31, 2011. The increase was due to a $43.0 million increase in stockholders' equity, a $30.2 million increase in borrowings due to the first quarter of 2012 repayment of long-term fixed-rate FHLB advances and subordinated debentures, and a $9.0 million increase in loans, offset partially by an $18.4 million decrease in deposits due to a decrease in discount rates used to calculate their market value.

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

        The following table illustrates the volume and repricing characteristics of our balance sheet at December 31, 2012 over the indicated time intervals:

	Amounts Maturing or Repricing In
December 31, 2012	3 Months Or Less	Over 3 Months to 12 Months	Over 1 Year to 5 Years	Over 5 Years	Non-Interest Rate Sensitive	Total
	(Dollars in thousands)
ASSETS
Cash and deposits in financial institutions	$75,393	$—	$—	$—	$89,011	$164,404
Investment securities	47,740	20,430	4,571	1,282,644	37,126	1,392,511
Loans and leases, net of unearned income	1,224,935	403,526	1,491,659	470,177	—	3,590,297
Other assets	—	—	—	—	316,446	316,446

Total assets	$1,348,068	$423,956	$1,496,230	$1,752,821	$442,583	$5,463,658

LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest-bearing demand deposits	$—	$—	$—	$—	$1,939,212	$1,939,212
Interest-bearing checking, money market and savings	1,949,582	—	—	—	—	1,949,582
Time deposits	223,194	413,884	183,249	—	—	820,327
Borrowings	97	838	11,476	—	180	12,591
Subordinated debentures	108,250	—	—	—	—	108,250
Other liabilities	—	—	—	—	44,575	44,575
Stockholders' equity	—	—	—	—	589,121	589,121

Total liabilities and stockholders' equity	$2,281,123	$414,722	$194,725	$—	$2,573,088	$5,463,658

Period gap	$(933,055)	$9,234	$1,301,505	$1,752,821	$(2,130,505)
Cumulative interest-earning assets	$1,348,068	$1,772,024	$3,268,254	$5,021,075
Cumulative interest-bearing liabilities	$2,281,123	$2,695,845	$2,890,570	$2,890,570
Cumulative gap	$(933,055)	$(923,821)	$377,684	$2,130,505
Cumulative interest-earning assets to cumulative interest-bearing liabilities	59.1%	65.7%	113.1%	173.7%
Cumulative gap as a percent of:
Total assets	(17.1)%	(16.9)%	6.9%	39.0%
Interest-earning assets	(18.7)%	(18.5)%	7.6%	42.8%

        All amounts are reported at their contractual maturity or repricing periods, except for $37.1 million in FHLB stock, which is shown as non-interest rate sensitive as the redemption and/or return on such stock is not reliant on market interest rates. This analysis makes certain assumptions as to interest rate sensitivity of savings and NOW accounts which have no stated maturity and have had minimal rate fluctuation in the past three years. Money market accounts are repriced at management's discretion and generally are more rate sensitive.

        The preceding table indicates that we had a negative one-year cumulative gap of $923.8 million at December 31, 2012, an increase of $185.4 million from the $738.4 million negative one-year gap position at December 31, 2011. The increase in the negative gap was attributable mostly to an increase in one-year liabilities of $243.6 million, due mostly to increases of $216.9 million and $25.8 million in one-year time deposits and interest-bearing checking, money market, and savings, respectively. These factors were offset partially by an increase in one-year assets of $58.2 million, due mainly to increases of $152.6 million and $33.5 million in one-year loans and one-year investment securities, offset partially by a decrease of $127.9 million in cash and deposits in financial institutions. This negative one-year cumulative gap of $923.8 million suggests that we are liability sensitive and if rates were to increase, our net interest margin would most likely decrease. Conversely, if rates were to decrease, our net interest margin would most likely increase. The ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year at December 31, 2012 was 65.7%. This one-year gap position indicates that interest expense is likely to be affected to a greater extent than interest income for any changes in interest rates within one year from December 31, 2012.

        The gap table has inherent limitations and actual results may vary significantly from the results suggested by the gap table. The gap table is unable to incorporate certain balance sheet characteristics or factors. The gap table assumes a static balance sheet and, accordingly, looks at the repricing of existing assets and liabilities without consideration of new loans and deposits that reflect a more current interest rate environment. Unlike the net interest income simulation, however, the interest rate risk profile of certain deposit products and floating-rate loans that have reached their floors cannot be captured effectively in a gap table. Although the table shows the amount of certain assets and liabilities scheduled to reprice in a given time frame, it does not reflect when or to what extent such repricings may actually occur. For example, interest-bearing checking, money market, and savings deposits are shown to reprice in the first 3 months, but we may choose to reprice these deposits more slowly and incorporate only a portion of the movement in market rates based on market conditions at that time. Alternatively, a loan which has reached its floor may not reprice even though market interest rates change causing such loan to act like a fixed-rate loan regardless of its scheduled repricing date. The gap table, as presented, cannot factor in the flexibility we believe we have in repricing deposits or the floors on our loans.

        We believe the estimated effect of a change in interest rates is better reflected in our net interest income and market value of equity simulations, which incorporate many of the factors mentioned.

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

        As of December 31, 2012, PacWest Bancorp management assessed the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2012, is effective.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the control procedures may deteriorate.

        KPMG LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
PacWest Bancorp:

        We have audited the accompanying consolidated balance sheets of PacWest Bancorp and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of earnings (loss), comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited PacWest Bancorp's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PacWest Bancorp's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PacWest Bancorp and subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, PacWest Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Los Angeles, California
March 1, 2013

PACWEST BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Par Value Data)

	December 31,
	2012	2011
ASSETS
Cash and due from banks	$89,011	$92,342
Interest-earning deposits in financial institutions	75,393	203,275

Total cash and cash equivalents	164,404	295,617

Securities available-for-sale, at fair value ($44,684 and $45,149 covered by FDIC loss sharing at December 31, 2012 and 2011, respectively)	1,355,385	1,326,358
Federal Home Loan Bank stock, at cost	37,126	46,106

Total investment securities	1,392,511	1,372,464

Non-covered loans and leases, net of unearned income	3,046,970	2,807,713
Allowance for loan and lease losses	(65,899)	(85,313)

Non-covered loans and leases, net	2,981,071	2,722,400
Covered loans, net	517,258	703,023

Total loans and leases, net	3,498,329	3,425,423

Other real estate owned, net ($22,842 and $33,506 covered by FDIC loss sharing at December 31, 2012 and 2011, respectively)	56,414	81,918
Premises and equipment, net	19,503	23,068
FDIC loss sharing asset	57,475	95,187
Cash surrender value of life insurance	68,326	67,469
Goodwill	79,866	39,141
Core deposit and customer relationship intangibles, net	14,723	17,415
Other assets	112,107	110,535

Total assets	$5,463,658	$5,528,237

LIABILITIES
Noninterest-bearing deposits	$1,939,212	$1,685,799
Interest-bearing deposits	2,769,909	2,891,654

Total deposits	4,709,121	4,577,453
Borrowings	12,591	225,000
Subordinated debentures	108,250	129,271
Accrued interest payable and other liabilities	44,575	50,310

Total liabilities	4,874,537	4,982,034

Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value; authorized 75,000,000 shares; issued 37,772,559 and 37,542,287 shares at December 31, 2012 and 2011, respectively (includes 1,698,281 and 1,675,730 shares of unvested restricted stock, respectively)	377	375
Additional paid-in capital	1,062,184	1,084,691
Accumulated deficit	(499,537)	(556,338)
Treasury stock, at cost; 351,650 and 287,969 shares at December 31, 2012 and 2011	(6,803)	(5,328)
Accumulated other comprehensive income	32,900	22,803

Total stockholders' equity	589,121	546,203

Total liabilities and stockholders' equity	$5,463,658	$5,528,237

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2012	2011	2010
INTEREST INCOME:
Loans and leases	$260,230	$260,143	$265,136
Investment securities	35,657	34,785	24,564
Deposits in financial institutions	228	356	584

Total interest income	296,115	295,284	290,284

INTEREST EXPENSE:
Deposits	13,271	20,649	26,237
Borrowings	2,656	7,071	9,126
Subordinated debentures	3,721	4,923	5,594

Total interest expense	19,648	32,643	40,957

Net interest income	276,467	262,641	249,327

PROVISION (NEGATIVE PROVISION) FOR CREDIT LOSSES:
Non-covered loans and leases	(12,000)	13,300	178,992
Covered loans	(819)	13,270	33,500

Total provision (negative provision) for credit losses	(12,819)	26,570	212,492

Net interest income after provision for credit losses	289,286	236,071	36,835

NONINTEREST INCOME:
Service charges on deposit accounts	12,852	13,829	11,561
Other commissions and fees	8,126	7,616	7,291
Gain on sale of leases	2,767	—	—
Gain on sale of securities	1,239	—	—
Other-than-temporary-impairment losses on covered securities	(1,115)	—	(874)
Increase in cash surrender value of life insurance	1,264	1,443	1,440
FDIC loss sharing income (expense), net	(10,070)	7,776	22,784
Other income	809	762	1,036

Total noninterest income	15,872	31,426	43,238

NONINTEREST EXPENSE:
Compensation	94,967	86,800	87,483
Occupancy	28,113	28,685	27,639
Data processing	9,120	8,964	8,538
Other professional services	8,367	8,986	7,835
Business development	2,538	2,321	2,463
Communications	2,523	3,011	3,329
Insurance and assessments	5,284	7,171	9,685
Non-covered other real estate owned, net	4,150	7,010	12,310
Covered other real estate owned, net	6,781	3,666	2,460
Intangible asset amortization	6,326	8,428	9,642
Acquisition and integration	4,089	600	732
Debt termination	22,598	—	2,660
Other expense	16,806	14,351	14,027

Total noninterest expense	211,662	179,993	188,803

Earnings (loss) before income taxes	93,496	87,504	(108,730)
Income tax (expense) benefit	(36,695)	(36,800)	46,714

NET EARNINGS (LOSS)	$56,801	$50,704	$(62,016)

Earnings (loss) per share:
Basic	$1.54	$1.37	$(1.77)
Diluted	$1.54	$1.37	$(1.77)
Dividends declared per share	$0.79	$0.21	$0.04

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Year Ended December 31,
	2012	2011	2010
Net earnings (loss)	$56,801	$50,704	$(62,016)
Other comprehensive income (loss) related to unrealized gains and losses on securities available-for-sale:
Unrealized holding gains arising during the period	17,532	32,473	6,149
Income tax expense related to unrealized holding gains arising during the period	(7,363)	(13,639)	(2,583)
Reclassification adjustment for net (gains) losses included in net earnings(1)	(124)	—	874
Income tax expense (benefit) related to reclassification adjustment	52	—	(367)

Other comprehensive income	10,097	18,834	4,073

COMPREHENSIVE INCOME (LOSS)	$66,898	$69,538	$(57,943)

(1)
The 2012 reclassification adjustment includes a $1.2 million gain on sale of securities, net of a $1.1 million other-than-temporary impairment loss on a covered security. The 2010 reclassification adjustment represents an other-than-temporary impairment loss on a covered security.

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in Thousands, Except Per Share Data)

	Common Stock
						Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total
BALANCE, DECEMBER 31, 2009	35,015,322	$351	$1,053,584	$(545,026)	$(2,032)	$(104)	$506,773
Net loss	—	—	—	(62,016)	—	—	(62,016)
Other comprehensive income—net unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	4,073	4,073
Issuance of common stock	1,348,040	14	26,573	—	—	—	26,587
Tax effect from vesting of restricted stock	—	—	(1,840)	—	—	—	(1,840)
Restricted stock awarded and earned stock compensation, net of shares forefeited	403,733	4	8,492	—	—	—	8,496
Restricted stock surrendered	(94,666)	—	—	—	(1,831)	—	(1,831)
Cash dividends paid ($0.04 per share)	—	—	(1,445)	—	—	—	(1,445)

BALANCE, DECEMBER 31, 2010	36,672,429	369	1,085,364	(607,042)	(3,863)	3,969	478,797
Net earnings	—	—	—	50,704	—	—	50,704
Other comprehensive income—net unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	18,834	18,834
Tax effect from vesting of restricted stock	—	—	(937)	—	—	—	(937)
Restricted stock awarded and earned stock compensation, net of shares forefeited	662,062	6	7,890	—	—	—	7,896
Restricted stock surrendered	(80,173)	—	—	—	(1,465)	—	(1,465)
Cash dividends paid ($0.21 per share)	—	—	(7,626)	—	—	—	(7,626)

BALANCE, DECEMBER 31, 2011	37,254,318	375	1,084,691	(556,338)	(5,328)	22,803	546,203
Net earnings	—	—	—	56,801	—	—	56,801
Other comprehensive income—net unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	10,097	10,097
Tax effect from vesting of restricted stock	—	—	283	—	—	—	283
Restricted stock awarded and earned stock compensation, net of shares forefeited	230,272	2	5,997	—	—	—	5,999
Restricted stock surrendered	(63,681)	—	—	—	(1,475)	—	(1,475)
Cash dividends paid ($0.79 per share)	—	—	(28,787)	—	—	—	(28,787)

BALANCE, DECEMBER 31, 2012	37,420,909	$377	$1,062,184	$(499,537)	$(6,803)	$32,900	$589,121

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$56,801	$50,704	$(62,016)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	25,792	20,084	16,722
Provision (negative provision) for credit losses	(12,819)	26,570	212,492
Gain on sale of other real estate owned	(5,786)	(9,140)	(5,525)
Provision for losses and valuation adjustments on other real estate owned	14,333	16,994	17,660
Gain on sale of leases	(2,767)	—	—
(Gain) loss on sale of premises and equipment	155	(23)	(4)
Gain on branch sale	(297)	—	—
Gain on sale of securities	(1,239)	—	—
Other-than-temporary impairment losses on covered securities	1,115	—	874
Earned stock compensation	5,999	7,896	8,496
Tax effect included in stockholders' equity of restricted stock vesting	(283)	937	1,840
(Decrease) increase in accrued and deferred income taxes, net	(3,737)	17,694	(42,562)
Decrease in FDIC loss sharing asset	37,712	21,165	67,669
Decrease in other assets	18,754	18,053	27,205
Decrease in accrued interest payable and other liabilities	(15,753)	(661)	(8,553)

Net cash provided by operating activities	117,980	170,273	234,298

CASH FLOWS FROM INVESTING ACTIVITIES:
Resolution of goodwill matter with FDIC	—	7,636	—
Net cash and cash equivalents (used) acquired in acquisitions	(87,098)	—	171,366
Net cash used in branch sale	(119,756)	—	—
Net decrease in loans and leases	232,549	450,492	126,813
Proceeds from sales of loans and leases	58,691	2,495	258,128
Securities available-for-sale:
Proceeds from maturities and paydowns	415,854	231,898	215,113
Proceeds from sales	90,745	—	—
Purchases	(485,860)	(658,310)	(627,884)
Net redemptions of Federal Home Loan Bank stock	10,392	8,934	6,036
Proceeds from sale of other real estate owned	59,614	61,954	83,141
Capitalized costs to complete other real estate owned	—	(125)	(902)
Purchases of premises and equipment, net	(4,914)	(5,936)	(5,271)
Proceeds from sales of premises and equipment	704	27	27

Net cash provided by investing activities	170,921	99,065	226,567

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits:
Noninterest-bearing	271,934	220,237	128,866
Interest-bearing	(234,608)	(292,482)	(325,922)
Net decrease in borrowings	(228,107)	—	(387,776)
Redemption of subordinated debentures	(18,558)	—	—
Repayment of acquired debt	(180,796)	—	—
Net proceeds from issuance of common stock	—	—	26,587
Tax effect included in stockholders' equity of restricted stock vesting	283	(937)	(1,840)
Restricted stock surrendered	(1,475)	(1,465)	(1,831)
Cash dividends paid	(28,787)	(7,626)	(1,445)

Net cash used in financing activities	(420,114)	(82,273)	(563,361)

Net (decrease) increase in cash and cash equivalents	(131,213)	187,065	(102,496)
Cash and cash equivalents at beginning of year	295,617	108,552	211,048

Cash and cash equivalents at end of year	$164,404	$295,617	$108,552

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$21,614	$33,000	$41,844
Cash paid (received) during the year for income taxes	40,772	19,083	(4,193)
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned	40,207	68,683	68,447

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        PacWest Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as a holding company for our Los Angeles-based wholly owned banking subsidiary, Pacific Western Bank, which we refer to as "Pacific Western" or the "Bank." When we say "we," "our" or the "Company," we mean the Company on a consolidated basis with the Bank. When we refer to "PacWest" or to the holding company, we are referring to the parent company on a stand-alone basis.

        We have completed 25 acquisitions from May 2000 through December 31, 2012, including the merger whereby the former Rancho Santa Fe National Bank and First Community Bank of the Desert became wholly-owned subsidiaries of the Company in a pooling-of-interests transaction. All other acquisitions have been accounted for using the acquisition method of accounting and, accordingly, their operating results have been included in the consolidated financial statements from their respective dates of acquisition. During the three years ended December 31, 2012, we completed the following four acquisitions: Los Padres Bank, or Los Padres, which closed on August 20, 2010; Pacific Western Equipment Finance, or EQF, which closed on January 3, 2012; Celtic Capital Corporation, or Celtic, which closed on April 3, 2012; and American Perspective Bank, or APB, which closed on August 1, 2012; and. See Note 3, Acquisitions, and Note 4, Goodwill and Other Intangible Assets, for more information about these acquisitions

        Pacific Western is a full-service commercial bank offering a broad range of banking products and services including: accepting demand, money market, and time deposits; originating loans and leases, including commercial, real estate construction, equipment finance leases, SBA guaranteed and consumer loans; and providing other business-oriented products. Our operations are primarily located in Southern California extending from California's Central Coast to San Diego County; we also operate three banking offices in the San Francisco Bay area, a leasing operation based in Utah, and asset-based lending operations based in Arizona as well as San Jose and Santa Monica, California. The Bank focuses on conducting business with small to medium sized businesses in our marketplace and the owners and employees of those businesses. The majority of our loans are secured by the real estate collateral of such businesses. Our asset-based lending function operates in Arizona, California, Texas, Colorado, Minnesota, and the Pacific Northwest. Our equipment leasing function has lease receivables in 45 states.

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

        Our operations, like those of other financial institutions operating in Southern California, are significantly influenced by economic conditions in Southern California, including local economies, the strength of the real estate market, and the fiscal and regulatory policies of the federal and state government and the regulatory authorities that govern financial institutions. Through our offices located in Northern California, our asset-based lending operations with production and marketing offices located in Arizona, Northern California, Texas, Colorado, Minnesota and the Pacific Northwest, and our equipment leasing operations located in Utah, we are also subject to the economic conditions

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

affecting these markets. No individual or single group of related accounts is considered material in relation to our total assets or deposits of the Bank, or in relation to the overall business of the Company. However, 71% of our total gross non-covered and covered loan portfolio at December 31, 2012 consisted of real estate loans.

        A downturn or deterioration in the real estate market could materially and adversely affect our business because a significant portion of our loans are secured by real estate. Our ability to recover on defaulted loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. Substantially all of our real property collateral is located in Southern California. Consequently, the ability of our borrowers to repay their loans and our results of operations and financial condition are dependent upon the general trends in the Southern California economies and, in particular, the residential and commercial real estate markets.

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

  (d)    Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of cash, due from banks, interest-earning deposits in financial institutions, and federal funds sold. Generally, federal funds are sold for one-day periods. Interest-earning assets in financial institutions

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

represent cash held at the Federal Reserve Bank of San Francisco ("FRBSF"), the majority of which is immediately available.

  (e)    Investment Securities

        We determine the classification of securities at the time of purchase. If we have the intent and the ability at the time of purchase to hold securities until maturity, they are classified as held-to-maturity. Investment securities held-to-maturity are stated at amortized cost. Securities to be held for indefinite periods of time, but not necessarily to be held-to-maturity or on a long-term basis, are classified as available-for-sale and carried at estimated fair value, with unrealized gains or losses reported as a separate component of stockholders' equity in accumulated other comprehensive income, net of applicable income taxes. Securities available-for-sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, prepayment risk, and other related factors. Securities are individually evaluated for appropriate classification when acquired; consequently, similar types of securities may be classified differently depending on factors existing at the time of purchase.

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

        Investments in Federal Home Loan Bank of San Francisco, or FHLB, stock are carried at cost and evaluated regularly for impairment. FHLB stock is expected to be redeemed at an amount not to exceed par and is a required investment based on measurements of the Bank's assets and/or borrowing levels.

  (f)    Loans and Leases Held for Sale and Servicing Assets

        Loans and leases held for sale include loans and leases originated or purchased for resale. Loans and leases originated or purchased for resale include the principal amount outstanding net of unearned income, and are carried at the lower of cost or fair value on an aggregate basis. A decline in the aggregate fair value of the loans below their aggregate carrying amount is recognized through a charge to earnings in the period of such decline. Unearned income on these loans and leases is taken into earnings when they are sold. At December 31, 2012 and 2011, the Company had no loans or leases held for sale.

        Gains or losses resulting from sales of loans and leases are recognized at the date of settlement and are based on the difference between the cash received and the carrying value of the related loans or leases less related transaction costs. A transfer of financial assets in which control is surrendered is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange. Assets, liabilities, derivative financial instruments or other retained interests issued or obtained through the sale of financial assets are measured at estimated fair value, if practicable. Lease sales where we keep part of the lease payment stream are accounted for as non-recourse borrowings.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The most common retained interest related to loan sales is a servicing asset. Servicing assets are amortized in proportion to and over the period of estimated future net servicing income. The amortization of the servicing asset and the servicing income are included in noninterest income in the consolidated statement of earnings (loss). The fair value of the servicing assets is estimated by discounting the future cash flows using market-based discount rates and prepayment speeds. Our servicing asset is evaluated regularly for impairment. We stratify the servicing asset based on the original term to maturity and the year of origination of the underlying loans for purposes of measuring impairment. The risk is that loans prepay faster than anticipated and the fair value of the asset declines. If the fair value of the servicing asset is less than the amortized carrying value, the asset is considered impaired and an impairment charge will be taken against earnings.

        At December 31, 2012 and 2011, the servicing asset totaled $1.0 million and $1.3 million, respectively, and related to the servicing of approximately $62.7 million and $70.6 million in SBA loans, respectively. The servicing asset is included in other assets on the consolidated balance sheets. All loans sold after December 31, 2008, were sold on a servicing released basis.

  (g)    Loans and Leases

        Originated loans.    Loans are originated by the Company with the intent to hold them for investment and are stated at the principal amount outstanding, net of unearned income. Unearned income includes deferred unamortized nonrefundable loan fees and direct loan origination costs. Net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the loans using the effective interest method or taken into income when the related loans are paid off or sold. The amortization of loan fees or costs is discontinued when a loan is placed on nonaccrual status. Interest income is recorded on an accrual basis in accordance with the terms of the respective loan and includes prepayment penalties.

        Purchased loans.    Purchased loans are stated at the principal amount outstanding, net of unearned discounts or unamortized premiums. All loans acquired in our acquisitions are initially measured and recorded at their fair value on the acquisition date. A component of the initial fair value measurement is an estimate of the credit losses over the life of the purchased loans. Purchased loans are also evaluated for impairment as of the acquisition date and are accounted for as "acquired non-impaired" or "acquired impaired" loans.

        Acquired non-impaired loans.    Purchase discount or premium on acquired non-impaired loans is recognized as an adjustment to interest income over the contractual life of such loans using the effective interest method or taken into income when the related loans are paid off or sold.

        Acquired impaired loans.    Acquired impaired loans are accounted for in accordance with ASC Subtopic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality." An acquired loan is deemed to be impaired when there is evidence of credit deterioration since its origination and it is probable at the acquisition date that we would be unable to collect all contractually required payments. We apply acquired impaired loan accounting when (i) we acquire loans deemed to be impaired, and (ii) as a general policy election for non-impaired loans that we acquire in a distressed bank acquisition.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        For acquired impaired loans, at the time of acquisition we (i) calculated the contractual amount and timing of undiscounted principal and interest payments (the "undiscounted contractual cash flows") and (ii) estimated the amount and timing of undiscounted expected principal and interest payments (the "undiscounted expected cash flows"). The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents an estimate of the loss exposure of principal and interest related to the covered acquired impaired loan portfolios; such amount is subject to change over time based on the performance of such covered loans. The carrying value of acquired impaired loans is reduced by payments received, both principal and interest, and increased by the portion of the accretable yield recognized as interest income.

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

        As part of the fair value process and the subsequent accounting, the Company aggregates impaired loans into pools having common credit risk characteristics such as type and risk rating. Increases in expected cash flows over those previously estimated increase the accretable yield and are recognized as interest income prospectively. Decreases in the amount and changes in the timing of expected cash flows compared to those previously estimated decrease the accretable yield and usually result in a provision for loan losses and the establishment of an allowance for loan losses. As the accretable yield increases or decreases from changes in cash flow expectations, the offset is a decrease or increase to the nonaccretable difference. The accretable yield is measured at each financial reporting date based on information then currently available and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans.

        Acquired impaired loans that are contractually past due are still considered to be accruing and performing as long as there is an expectation that the estimated cash flows will be received. If the timing and amount of cash flows is not reasonably estimable, the loans may be classified as nonaccrual with interest income recognized on either a cash basis or as a reduction of the principal amount outstanding.

        Covered loans.    We refer to loans that are covered by loss sharing agreements with the Federal Deposit Insurance Corporation ("FDIC") as covered loans. Our covered loans include loans that we acquired in the Los Padres and Affinity acquisitions for which we will be reimbursed for a substantial portion of any future losses on them under the terms of the FDIC loss sharing agreements. The FDIC loss sharing asset related to covered loans is reported separately in the balance sheet. See "—FDIC Loss Sharing Asset."

        When we refer to non-covered loans, we are referring to loans not covered by our loss sharing agreements with the FDIC.

        We apply acquired impaired loan accounting to the majority of the covered loans as such covered loans were deemed to be impaired on the acquisition date. We apply acquired non-impaired loan accounting to covered revolving credit agreements, mainly home equity loans and commercial asset-based lines of credit, where the borrower had revolving privileges.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Leases.    Leases are recorded as direct financing (capital) leases for accounting purposes. Lease receivables are recorded on the balance sheet but the leased property is not, although we generally retain legal title to the leased property until the end of each lease. Leases are stated at the net amount of minimum lease payments receivable, plus any unguaranteed residual value, less the amount of unearned income and net acquisition discount at the reporting date. Direct lease origination costs are amortized over the weighted average life of the lease portfolio. Leases acquired in an acquisition are initially measured and recorded at their fair value on the acquisition date. Purchase discount or premium on acquired leases is recognized as an adjustment to interest income over the contractual life of the leases using the effective interest method or taken into income when the related leases are paid off.

        Leases in process.    We offer "progress funding" which works similarly to a bridge loan by financing an item to be leased during the construction or build phase. Lessees pay interest on the amount advanced to fund a project at an interest rate implicit in the master lease agreement; such income is deferred until the project funding is complete. The amount of funding advanced during the progress funding period is recorded in other assets. At the end of the progress funding period, we either (i) enter into a lease agreement with the lessee and the deferred income is accreted to interest income using an effective yield method over the life of the lease, or (ii) sell the lease to a third party lender and recognize the deferred income as part of any gain or loss on such sale.

        Delinquent or past due loans and leases.    Loans and leases are considered delinquent when principal or interest payments are past due 30 days or more; delinquent loans may remain on accrual status between 30 days and 89 days past due.

        Nonaccrual loans and leases.    Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to collectability in the normal course of business. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan's principal balance is deemed collectible. Loans are restored to accrual status when the loans become both well-secured and are in the process of collection. Leases are designated as nonaccrual leases when the recognition of interest has been discontinued. The recognition of interest on leases is discontinued when a lessee's payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to collectability. Interest on nonaccrual leases is subsequently recognized only to the extent that cash is received and the lease balance is deemed collectible. Leases are restored to accrual status when the leases become both well secured and are in the process of collection.

        Impaired loans and leases.    A loan or lease is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan or lease agreement. Impaired loans and leases include loans and leases on nonaccrual status and performing restructured loans. Income from loans on nonaccrual status is recognized to the extent cash is received and when the loan's principal balance is deemed collectible. Depending on a particular loan's circumstances, we measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price, or the fair value of the collateral less estimated costs to sell if the loan is collateral-dependent. The impairment amount on

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

a collateral-dependent loan is charged-off to the allowance and the impairment amount on a loan that is not collateral-dependent is set up as a specific reserve. We measure impairment of a lease based upon the present value of the scheduled lease and residual cash flows, discounted at the lease's effective interest rate.

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

  (h)    Allowances for Credit Losses

        Allowance for credit losses on non-covered loans and leases.    The allowance for credit losses on non-covered loans and leases is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The allowance for credit losses on non-covered loans and leases relates only to loans which are not subject to the loss sharing agreement with the FDIC. The allowance for loan and lease losses is reported as a reduction of outstanding loan and lease balances and the reserve for unfunded loan commitments is included within other liabilities on the consolidated balance sheets. Generally, as loans are funded, the amount of the commitment reserve applicable to such funded loans is transferred from the reserve for unfunded loan commitments to the allowance for loan and lease losses based on our allowance methodology. The following discussion is for non-covered loans and leases and the allowance for credit losses thereon. Refer to "Allowance for Credit Losses on Covered Loans" for the policy on covered loans.

        The allowance for loan and lease losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan and lease portfolio and other extensions of credit at the balance sheet date. The allowance is based upon a continuing review of the portfolio, past loan and lease loss experience, current economic conditions which may affect the borrowers' ability to pay, and the underlying collateral value of the loans and leases. Loans and leases which are deemed to be uncollectible are charged off and deducted from the allowance. The provision

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

for loan and lease losses and recoveries on loans and leases previously charged off are added to the allowance.

        The methodology we use to estimate the amount of our allowance for credit losses is based on both objective and subjective criteria. While some criteria are formula driven, other criteria are subjective inputs included to capture environmental and general economic risk elements which may trigger losses in the loan and lease portfolio, and to account for the varying levels of credit quality in the loan portfolios of the entities we have acquired that have not yet been captured in our objective loss factors.

        Specifically, our allowance methodology contains three key elements: (i) amounts based on specific evaluations of impaired loans and leases; (ii) amounts of estimated losses on several pools of loans and leases categorized by risk rating and loan and lease type; and (iii) amounts for environmental and general economic factors that indicate probable losses were incurred but were not captured through the other elements of our allowance process. In addition, for loans and leases measured at fair value on the acquisition date and deemed to be non-impaired, our allowance methodology captures deterioration in credit quality and other inherent risks of such acquired assets experienced after the purchase date.

        Impaired loans and leases are identified at each reporting date based on certain criteria and the majority of which are individually reviewed for impairment. Non-covered nonaccrual loans and leases with an unpaid principal balance over $250,000 and all performing restructured loans are reviewed individually for the amount of impairment, if any. Non-covered nonaccrual loans and leases with an unpaid principal balance of $250,000 or less are evaluated for impairment collectively. A loan or lease is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the loan or lease agreement. We measure impairment of a loan based upon the fair value of the loan's collateral if the loan is collateral dependent or the present value of cash flows, discounted at the loan's effective interest rate, if the loan is not collateral-dependent. The impairment amount on a collateral-dependent loan is charged-off to the allowance and the impairment amount on a loan that is not collateral-dependent is set up as a specific reserve. We measure impairment of a lease based upon the present value of the scheduled lease and residual cash flows, discounted at the lease's effective interest rate. Increased charge-offs or additions to specific reserves generally result in increased provisions for credit losses.

        Our loan and lease portfolio, excluding impaired loans and leases which are evaluated individually, is categorized into several pools for purposes of determining allowance amounts by pool. The pools we currently evaluate are: commercial real estate construction, residential real estate construction, SBA real estate, hospitality real estate, real estate other, commercial collateralized, commercial unsecured, SBA commercial, consumer, foreign, asset-based and leasing. Within these pools, we then evaluate loans and leases not adversely classified, which we refer to as "pass" credits, separately from adversely classified loans. The adversely classified loans are further grouped into three credit risk rating categories: "special mention," "substandard," and "doubtful," which we define as follows:

  •
  Special Mention: Loans and leases classified as special mention have a potential weakness that requires management's attention. If not addressed, these potential weaknesses may result in further deterioration in the borrower's ability to repay the loan or lease.

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

  •
  Doubtful: Loans and leases classified as doubtful have all the weaknesses of those classified as Substandard, with the additional trait that the weaknesses make collection or repayment in full highly questionable and improbable.

        In addition, we may refer to the loans and leases classified as "substandard" and "doubtful" together as "criticized" loans and leases. For additional information on classified loans and leases, see Note 6, Loans and Leases.

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

        Management believes that the allowance for loan and lease losses is adequate and appropriate for the known and inherent risks in our non-covered loan and lease portfolio. In making its evaluation, management considers certain quantitative and qualitative factors including the Company's historical loss experience, the volume and type of lending conducted by the Company, the results of our credit review process, the levels of classified and criticized loans and leases, the levels of impaired loans and leases, including nonperforming loans and leases and performing restructured loans, regulatory policies, general economic conditions, underlying collateral values, and other factors regarding collectability and impairment. To the extent we experience, for example, increased levels of documentation deficiencies, adverse changes in collateral values, or negative changes in economic and business conditions which adversely affect our borrowers, our classified loans and leases may increase. Higher levels of classified loans and leases generally result in higher allowances for loan and lease losses.

        We recognize that the determination of the allowance for loan and lease losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform sensitivity analyses to provide insight regarding the impact adverse changes in credit risk ratings may have on our allowance for loan and lease losses. The sensitivity analyses have inherent limitations and are based on various assumptions as of a point in time and, accordingly, it is not necessarily representative of the impact loan risk rating changes may have on the allowance for loan and lease losses.

        Management also believes that the reserve for unfunded loan commitments is adequate. In making this determination, management uses the same methodology for the reserve for unfunded loan commitments as for the allowance for loan and lease losses and considers the same quantitative and

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

qualitative factors, as well as off-balance sheet exposures and an estimate of the probability of drawdown of loan commitments correlated to their credit risk rating.

        Our federal and state banking regulators, as an integral part of their examination process, periodically review the Company's allowance for credit losses. Our regulators may require the Company to recognize additions to the allowance based on their judgments related to information available to them at the time of their examinations.

        Allowance for credit losses on covered loans.    The covered loans are subject to our internal and external credit review. If deterioration in the expected cash flows results in a reserve requirement, a provision for credit losses is charged to earnings without regard to the FDIC loss sharing agreement. The portion of the estimated loss reimbursable from the FDIC is recorded in FDIC loss sharing income and increases the FDIC loss sharing asset. For acquired impaired loans, the allowance for loan losses is measured at the end of each financial reporting period based on expected cash flows. Decreases or (increases) in the amount and changes in the timing of expected cash flows on the acquired impaired loans as of the financial reporting date compared to those previously estimated are usually recognized by recording a provision or a (negative provision) for credit losses on such covered loans.

  (i)    FDIC Loss Sharing Asset

        The FDIC loss sharing asset relates to assets covered by the loss sharing agreements between the Bank and the FDIC arising from the acquisitions of Los Padres Bank and Affinity Bank. The FDIC loss sharing asset was measured at its estimated fair value on the Los Padres and Affinity acquisition dates using expected future cash flows from the FDIC and a discount rate based on a long-term risk-free interest rate plus a premium. Since the FDIC loss sharing asset was initially recorded at estimated fair value using a discount rate, a portion of the discount is recognized as FDIC loss sharing income in each reporting period.

        An increase in the expected amount of losses on the covered assets will increase the FDIC loss sharing asset; such increase is recognized through a credit to FDIC loss sharing income. Recoveries on previous losses paid to us by the FDIC reduce the FDIC loss sharing asset by a charge to FDIC loss sharing expense. In addition, decreases in the expected amount of losses on covered assets will decrease the amount of funds expected to be collected from the FDIC and will therefore reduce the FDIC loss sharing asset through higher prospective amortization expense. The FDIC loss sharing asset is being amortized to its estimated value over the lesser of the term of the loss sharing agreements or the remaining life of the assets covered by the loss sharing agreements.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Under the terms of the Affinity loss sharing agreement, the FDIC will: (a) absorb 80% of losses and receive 80% of loss recoveries on the first $234 million of losses on covered assets, and (b) absorb 95% of losses and receive 95% of loss recoveries on covered assets exceeding $234 million in aggregate. The Affinity loss sharing provisions expire in the third quarters of 2014 and 2019 for non-single family covered assets and single family covered assets, respectively, while the related loss recovery provisions expire in the third quarters of 2017 and 2019, respectively.

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

  (m)    Goodwill and Other Intangible Assets

        Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead assessed for impairment no less than annually. Impairment exists when the carrying value of the goodwill exceeds its implied fair value. Impairment charges are included in noninterest expense in the financial statements.

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

  (o)    Business Segments

        The Company's reportable segments consist of "Banking," "Asset Financing," and "Other." The Other segment consists of the PacWest Bancorp holding company and other elimination and reconciliation entries.

        The Bank's Asset Financing segment includes the operations of the divisions and subsidiaries that provide asset-based commercial loans and equipment leases. The asset-based lending products are offered primarily through three business units: (1) First Community Financial ("FCF"), a division of the Bank, based in Phoenix, Arizona; (2) BFI Business Finance ("BFI"), a wholly-owned subsidiary of the Bank, based in San Jose, California; and (3) Celtic, a wholly-owned subsidiary of the Bank based in Santa Monica, California. The Bank's leasing products are offered through EQF, a division of the Bank based in Midvale, Utah.

        With the acquisitions of EQF and Celtic, we expanded our asset-based lending operations, both in terms of size and product diversification by adding equipment leasing, and determined that our asset financing operations met the threshold to be a reportable segment beginning with the second quarter of 2012.

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

  (r)    Business Combinations

        Business combinations are accounted for under the acquisition method of accounting in accordance with ASC Topic 805, "Business Combinations." Under the acquisition method, the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the statement of earnings from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred. We adopted this guidance as of January 1, 2009 and applied it to the Affinity, Los Padres, EQF, Celtic, and APB acquisitions.

  (s)    Recently Issued Accounting Standards

        In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income." Under ASU 2011-05, an entity will have the option to present the components of net earnings and comprehensive income in either one or two consecutive financial statements. This standard eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. ASU 2011-05 was to be applied retrospectively and was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and early adoption was permitted. Adoption of this standard did not have a material effect on our financial statements. In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." ASU 2013-02 requires entities to disclose: (1) information about reclassification adjustments out of accumulated other comprehensive income by component, and (2) information about significant items reclassified out of accumulated other comprehensive income by the respective line items on the income statement either on the face of the income statement or in the notes. ASU 2013-02 is effective for us on January 1, 2013 and is to be applied prospectively, although early adoption is permitted. The adoption of this standard is not expected to have any material effect on our financial statements.

        In July 2012, the FASB issued ASU 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." ASU 2012-02 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An organization that elects to perform a qualitative assessment is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired. ASU 2012-02 was effective for us on January 1, 2012. The adoption of this standard did not have any material effect on our financial statements.

        In October 2012, the FASB issued ASU 2012-06, "Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution." ASU 2012-06 requires that when a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution, which we refer to as an FDIC loss sharing asset, and subsequently a change in the cash flows expected to be collected on the FDIC loss sharing asset occurs, the reporting entity should account for the change in the measurement of the FDIC loss sharing asset on the same basis as the change in the assets subject to indemnification. Changes in the value of the FDIC loss sharing asset should be amortized over the lesser of the term of the indemnification agreement or the remaining life of the indemnified assets. ASU 2012-06 is effective for us on January 1, 2013. ASU 2012-06 is to be applied prospectively to any new FDIC loss sharing assets acquired after the date of adoption and to

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FDIC loss sharing assets existing as of the date of adoption. The adoption of this standard is not expected to have any material effect on our financial statements.

NOTE 2—RESTRICTED CASH BALANCES

        The Company is required to maintain reserve balances with the FRBSF. Such reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand. The average reserves required to be held at the FRBSF for the years ended December 31, 2012 and 2011 were $5.0 million and $2.2 million, respectively.

NOTE 3—ACQUISITIONS

        We completed the following acquisitions during the time period of January 1, 2010 to December 31, 2012, using the acquisition method of accounting, and, accordingly, the operating results

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 3—ACQUISITIONS (Continued)

of the acquired entities have been included in our consolidated financial statements from their respective dates of acquisition.

	Acquisition and Date Acquired
	American Perspective Bank	Celtic Capital Corporation	Pacific Western Equipment Finance	Los Padres Bank
	August 2012	April 2012	January 2012	August 2010
	(In thousands)
Assets Acquired:
Cash and due from banks	$3,370	$3,435	$7,092	$26,615
Interest-earning deposits in financial institutions	10,081	—	—	751
Cash received from the FDIC	—	—	—	144,000
Investment securities available-for-sale	48,887	—	—	33,604
FHLB stock	1,412	—	—	10,647
Loans and leases:
Not covered by loss-sharing	197,279	54,963	140,959	828
Covered by loss-sharing	—	—	—	436,291
Other real estate owned:
Not covered by loss-sharing	1,561	—	—	—
Covered by loss-sharing	—	—	—	33,913
FDIC loss sharing asset	—	—	—	78,814
Goodwill	15,047	6,645	19,033	39,141
Core deposit and customer relationship intangibles	1,924	1,300	1,700	2,189
Other intangible assets	—	670	1,420	—
Leases in process	—	—	19,162	—
Other assets	4,234	69	467	17,290

Total assets acquired	$283,795	$67,082	$189,833	$824,083

Liabilities Assumed:
Noninterest-bearing deposits	$40,673	$—	$—	$33,722
Interest-bearing deposits	178,891	—	—	718,463
Borrowings from parent	—	—	128,677	—
Other borrowings	5,315	46,804	15,839	70,013
Accrued interest payable and other liabilities	840	2,278	10,317	1,885

Total liabilities assumed	$225,719	$49,082	$154,833	$824,083

Cash consideration paid	$58,076	$18,000	$35,000

Deposit premium paid				$3,393

  American Perspective Bank Acquisition

        On August 1, 2012, Pacific Western completed the acquisition of American Perspective Bank, or APB, previously headquartered in San Luis Obispo, California. Pacific Western acquired all of the outstanding common stock of APB for $58.1 million in cash and APB was merged with and into Pacific Western; we refer to this transaction as the APB acquisition. APB had two operating branches located

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 3—ACQUISITIONS (Continued)

in San Luis Obispo and Santa Maria, California, and a loan production office located in Paso Robles, California, which has since been converted to a full-service branch. The APB acquisition strengthens our presence in the Central Coast region. At the acquisition date, APB had $197.3 million in gross loans outstanding, $48.9 million in investment securities available-for-sale, and $219.6 million in deposits. The application of the acquisition method of accounting resulted in goodwill of $15.0 million.

  Celtic Capital Corporation Acquisition

        On April 3, 2012, Pacific Western completed the acquisition of Celtic Capital Corporation, or Celtic, an asset-based lending company based in Santa Monica, California. Pacific Western acquired all of the capital stock of Celtic for $18 million in cash and Celtic became a wholly-owned subsidiary of Pacific Western; we refer to this transaction as the Celtic acquisition. Celtic focuses on providing asset-based loans to borrowers across the United States for amounts generally up to $5 million. The Celtic acquisition diversified our loan portfolio, expanded our product lines, and deployed excess liquidity into higher yielding assets. At the acquisition date, Celtic had $55.0 million in gross loans outstanding and $46.8 million in outstanding debt, which was repaid on the closing date. The application of the acquisition method of accounting resulted in goodwill of $6.6 million.

  Pacific Western Equipment Finance Acquisition

        On January 3, 2012, Pacific Western completed the acquisition of Pacific Western Equipment Finance (formerly known as Marquette Equipment Finance, which we refer to as EQF), an equipment leasing company based in Midvale, Utah. Pacific Western acquired all of the capital stock of EQF for $35 million in cash and EQF became a division of Pacific Western; we refer to this transaction as the EQF acquisition. The EQF acquisition diversified our loan portfolio, expanded our product lines, and deployed excess liquidity into higher yielding assets. At the acquisition date, EQF had $160.1 million in gross leases and leases in process outstanding; no acquired leases were on nonaccrual status. Pacific Western also assumed $128.7 million of debt payable to EQF's former parent, which Pacific Western repaid on the closing date from its excess liquidity on deposit at the Federal Reserve Bank, and $26.2 million of other outstanding debt and liabilities. The application of the acquisition method of accounting resulted in goodwill of $19.0 million.

  Federally Assisted Acquisition of Los Padres Bank

        On August 20, 2010, Pacific Western acquired certain assets of Los Padres Bank, including all loans, and assumed substantially all of its liabilities, including all deposits, from the FDIC in an FDIC-assisted acquisition, which we refer to as the Los Padres acquisition. We entered into a loss sharing agreement with the FDIC, whereby the FDIC agreed to cover a substantial portion of any future losses on acquired OREO and acquired loans, with the exception of acquired consumer loans. We refer to the acquired assets subject to the loss sharing agreement collectively as "covered assets." Under the terms of such loss sharing agreement, the FDIC is obligated to reimburse the Bank for 80% of losses with respect to the covered assets. The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Bank 80% reimbursement under the loss sharing agreement. The loss sharing provisions for commercial (non-single family) and single family covered assets are in effect for 5 years and 10 years, respectively, from the August 20, 2010 acquisition date, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the acquisition date. Accordingly, the loss sharing provisions expire in the third quarters of 2015 and 2020 for

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 3—ACQUISITIONS (Continued)

non-single family and single family covered assets, respectively, while the related loss recovery provisions expire in the third quarters of 2018 and 2020, respectively. Through December 31, 2012, gross losses for Los Padres covered assets totaled $65.0 million.

        Los Padres was a federally chartered savings bank headquartered in Solvang, California that operated 14 branches, including 11 branches in California (three in Ventura County, four in Santa Barbara County, and four in San Luis Obispo County) and three branches in Arizona (Maricopa County). We continue to operate six of the former Los Padres branch offices, all of which are located in California. We made this acquisition to expand our presence in the Central Coast of California.

        The assets acquired and liabilities assumed of Los Padres were accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the August 20, 2010 acquisition date. The application of the acquisition method of accounting resulted in an original goodwill amount of $47.3 million. During 2011, we reduced goodwill by $8.2 million, to $39.1 million, due primarily to the resolution of a matter with the FDIC regarding the settlement accounting for a wholly-owned subsidiary of Los Padres.

  Acquisition-Related Charges

        All of the acquisitions consummated after December 31, 2000 were completed using the acquisition method of accounting. For those acquisitions completed prior to January 1, 2009, we recorded the estimated merger-related charges associated with each acquisition as a liability at closing when the related purchase price was allocated. For each acquisition, we developed an integration plan for the Company that addressed, among other things, requirements for staffing, systems platforms, branch locations and other facilities. The remaining merger-related liability totaled $1.4 million at December 31, 2012 and represented the estimated lease payments, net of estimated sublease income, for the remaining life of leases for abandoned space. For acquisitions completed after January 1, 2009, acquisition-related costs, such as legal, accounting, valuation and other professional fees, necessary to effect a business combination, were charged to earnings in the periods in which the costs were incurred. We incurred and charged to expense approximately $4.1 million, $600,000, and $732,000 of such costs in 2012, 2011, and 2010, respectively.

  Announcement of First California Financial Group, Inc. Acquisition

        On November 6, 2012, we announced that we had entered into a definitive agreement and plan of merger whereby we will acquire First California Financial Group, Inc. ("First California") for $8.00 per First California common share, or approximately $231 million in aggregate consideration, payable in PacWest common stock, which we refer to as the First California acquisition.

        The number of shares of PacWest common stock deliverable for each share of First California common stock will be determined based on the weighted average price of PacWest common stock over a 20-day measuring period, as defined in the merger agreement, and will fluctuate if such average price is between $20.00 and $27.00 and will be fixed if such average price is below $20.00 or above $27.00. Based on PacWest's 20-day weighted average stock price measured through January 29, 2013 of $26.64, First California stockholders would have received 0.3003 of a share of PacWest common stock for each share of First California common stock, which would provide First California stockholders with aggregate ownership, on a pro forma basis, of approximately 19.3% of the common stock of the combined company.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 3—ACQUISITIONS (Continued)

        First California, headquartered in Westlake Village, California, is the parent of First California Bank and had approximately $1.9 billion in assets and 15 branches across Los Angeles, Orange, Riverside, San Bernardino, San Diego, San Luis Obispo and Ventura Counties at December 31, 2012. In connection with the acquisition, First California Bank will be merged into Pacific Western.

        As of December 31, 2012, on a pro forma consolidated basis with First California, PacWest would have had approximately $7.4 billion in assets with 82 branches throughout California. The combined institution would be the eighth largest publicly-owned bank headquartered in California, and the twelfth largest commercial bank headquartered in California.

        Under the terms of the merger agreement, two individuals currently serving on the board of directors of First California will be designated to join the board of directors of PacWest. Such directors must be independent and mutually agreeable to both PacWest and First California. Directors of PacWest and First California unanimously approved the transaction. The transaction, currently expected to close late in the first quarter of 2013, is subject to customary conditions, including the approval of bank regulatory authorities and the stockholders of both companies.

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

        The following table presents the changes in the carrying amount of goodwill for the years indicated:

Goodwill
(In thousands)
Balance, December 31, 2009	$—
Addition from the Los Padres acquisition	47,301

Balance, December 31, 2010	47,301
Adjustments to Los Padres goodwill, including resolution of matter with FDIC regarding settlement accounting for wholly-owned subsidiary of Los Padres	(8,160)

Balance, December 31, 2011	39,141
Addition from the EQF acquisition	19,033
Addition from the Celtic acquisition	6,645
Addition from the APB acquisition	15,047

Balance, December 31, 2012	$79,866

        The goodwill related to the Los Padres and EQF acquisitions is deductible for tax purposes, while the goodwill related to the Celtic and APB acquisitions is not deductible.

        Our intangible assets with definite lives are core deposit and customer relationship intangibles. These intangibles are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or loan customers acquired. The weighted average amortization period remaining for our core deposit and customer relationship intangibles is 2.4 years. The estimated aggregate amortization expense related to these intangible assets for each of the next five years is $4.5 million, $3.8 million, $3.5 million, $1.8 million and $587,000.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The following table presents the changes in the gross amounts of core deposit intangibles, or CDI, and customer relationship intangibles, or CRI, and the related accumulated amortization for the years indicated:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Gross amount of CDI and CRI:
Balance, beginning of year	$67,100	$76,319	$75,911
Additions due to acquisitions	4,924	—	2,189
Fully amortized portion	(20,746)	(9,219)	(1,781)
Removal due to branch sale	(5,866)	—	—

Balance, end of year	45,412	67,100	76,319

Accumulated Amortization:
Balance, beginning of year	(49,685)	(50,476)	(42,615)
Amortization	(6,326)	(8,428)	(9,642)
Fully amortized portion	20,746	9,219	1,781
Removal due to branch sale	4,576	—	—

Balance, end of year	(30,689)	(49,685)	(50,476)

Net CDI and CRI, end of year	$14,723	$17,415	$25,843

        The $1.3 million of CDI written off during 2012 related to previously acquired deposits that were sold in connection with the sale of branches in September 2012. Such expense is included in "other income" in the net gain on sale of branches.

NOTE 5—INVESTMENT SECURITIES

  Securities Available-for-Sale

        The following tables present the amortized cost, gross unrealized gains and losses, and carrying value (i.e. the estimated fair value), of securities available-for-sale as of the dates indicated. The private label collateralized mortgage obligations ("CMOs") were acquired in the FDIC-assisted acquisition of Affinity in August 2009 and are covered by a FDIC loss sharing agreement. Other securities primarily

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 5—INVESTMENT SECURITIES (Continued)

consist of equity securities and an investment in overnight money market funds at a financial institution.

	December 31, 2012
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$774,677	$33,618	$(453)	$807,842
Government agency and government-sponsored enterprise collateralized mortgage obligations	99,956	1,870	(132)	101,694
Covered private label collateralized mortgage obligations	36,078	8,729	(123)	44,684
Municipal securities	339,547	10,445	(1,951)	348,041
Corporate debt securities	42,014	432	(81)	42,365
Other securities	6,389	4,370	—	10,759

Total securities available-for-sale	$1,298,661	$59,464	$(2,740)	$1,355,385

	December 31, 2011
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$1,011,222	$31,350	$(65)	$1,042,507
Government agency and government-sponsored enterprise collateralized mortgage obligations	80,353	1,710	(36)	82,027
Covered private label collateralized mortgage obligations	41,426	5,878	(2,155)	45,149
Municipal securities	124,079	2,774	(56)	126,797
Corporate debt securities	25,077	77	(26)	25,128
Other securities	4,885	—	(135)	4,750

Total securities available-for-sale	$1,287,042	$41,789	$(2,473)	$1,326,358

        During 2012, 2011, and 2010, we made market purchases of $485.9 million, $658.3 million, and $627.9 million, of investment securities available-for-sale, respectively, utilizing our excess liquidity. Of the $48.9 million of investment securities obtained in the APB acquisition, $45.6 million of such securities were sold for no gain or loss. We retained APB's municipal securities portfolio. During 2010, through the Los Padres acquisition, we obtained $33.6 million of securities available-for-sale, which were comprised primarily of government agency and GSE pass through securities. None of the acquired Los Padres investment securities are covered by an FDIC loss sharing agreement.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 5—INVESTMENT SECURITIES (Continued)

        In addition to the sale of securities obtained in the APB acquisition, we sold $43.9 million of GSE pass through securities for which we realized a $1.2 million gross gain in 2012. These securities were identified as generally having higher volatility than the broader investment securities portfolio and were sold as part of our portfolio management. There were no sales of securities in 2011 and 2010.

        At December 31, 2012, the fair value of residential mortgage-backed securities issued by the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac") that were held in our portfolio was approximately $829.8 million. We do not own any equity securities issued by Fannie Mae or Freddie Mac. As of December 31, 2012 and 2011, securities available-for-sale with a carrying value of $157.3 million and $69.6 million, respectively, were pledged as security for borrowings, public deposits and other purposes as required by various statutes and agreements.

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

        The following tables present, for those securities that were in a gross unrealized loss position, the carrying values, which are the estimated fair values, and the gross unrealized losses on securities by length of time the securities were in an unrealized loss position as of the dates indicated:

	December 31, 2012
	Less than 12 months		12 months or longer		Total
Security Type	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$67,299	$(452)	$60	$(1)	$67,359	$(453)
Government agency and government-sponsored enterprise collateralized mortgage obligations	18,317	(132)	—	—	18,317	(132)
Covered private label collateralized mortgage obligations	—	—	1,692	(123)	1,692	(123)
Municipal securities	90,303	(1,951)	—	—	90,303	(1,951)
Corporate debt securities	16,819	(81)	—	—	16,819	(81)

Total	$192,738	$(2,616)	$1,752	$(124)	$194,490	$(2,740)

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

        We reviewed the securities that were in a continuous loss position less than 12 months and longer than 12 months at December 31, 2012, and concluded that their losses were a result of the level of market interest rates relative to the types of securities and not a result of the underlying issuers' ability to repay. Accordingly, we determined that the securities were temporarily impaired and we did not recognize such impairment in the consolidated statements of earnings. Additionally, we have no plans to sell these securities and believe that it is more likely than not we would not be required to sell these securities before recovery of their amortized cost.

        In 2012 and 2010, we recognized an other-than-temporary impairment loss on two different covered private label CMO securities. In each circumstance, the covered security was impaired due to deteriorating cash flows and the depletion of the credit support from the subordinated classes of the securitization. In 2012 and 2010, the OTTI charges of $1.1 million and $874,000, which were due to credit and recognized in the consolidated statements of earnings (loss), were offset by FDIC loss sharing income of $892,000 and $699,000 for the respective periods. There were no such impairments or impairment-related loss sharing income in 2011.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 5—INVESTMENT SECURITIES (Continued)

        The contractual maturity distribution of our securities available-for-sale portfolio based on amortized cost and carrying value is shown as of the date below:

	December 31, 2012
Maturity	Amortized Cost	Carrying Value
	(In thousands)
Due in one year or less	$11,687	$16,185
Due after one year through five years	3,180	3,311
Due after five years through ten years	31,013	33,008
Due after ten years	1,252,781	1,302,881

Total securities available-for-sale	$1,298,661	$1,355,385

  FHLB Stock

        At December 31, 2012, the Company had a $37.1 million investment in FHLB stock carried at cost. We evaluated the carrying value of our FHLB stock investment at December 31, 2012, and determined that it was not impaired. Our evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, the actions being taken by the FHLB to address its regulatory situation, repurchase activity of excess stock by the FHLB at its carrying value, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

NOTE 6—LOANS AND LEASES

  Non-Covered Loans and Leases

        When we refer to non-covered loans we are referring to loans not covered by our FDIC loss sharing agreements.

        The Company funds commercial, real estate, and consumer loans to customers in the regions the Bank serves, which are mainly in Southern California. The non-covered foreign loans are primarily to individuals and entities located in Mexico. All of our non-covered foreign loans are denominated in U.S. dollars and the majority is collateralized by assets located in the United States or guaranteed or insured by businesses located in the United States.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—LOANS AND LEASES (Continued)

        The following table presents the composition of our non-covered loans and leases as of the dates indicated:

	December 31,
	2012	2011
	(In thousands)
Real estate mortgage	$1,917,670	$1,982,464
Real estate construction	129,959	113,059
Commercial	787,775	671,939
Leases	174,373	—
Consumer	22,487	23,711
Foreign	17,241	20,932

Total gross non-covered loans and leases	3,049,505	2,812,105
Less:
Unearned income	(2,535)	(4,392)
Allowance for loan and lease losses	(65,899)	(85,313)

Total net non-covered loans and leases	$2,981,071	$2,722,400

        The following table presents a summary of the activity in the allowance for credit losses on non-covered loans and leases for the years indicated:

	Components
			Total Allowance for Credit Losses
	Allowance for Loan and Lease Losses	Reserve for Unfunded Loan Commitments
	(In thousands)
Balance, December 31, 2009	$118,717	$5,561	$124,278
Charge-offs(1)	(203,222)	—	(203,222)
Recoveries	4,280	—	4,280
Provision	178,878	114	178,992

Balance, December 31, 2010	98,653	5,675	104,328
Charge-offs	(28,560)	—	(28,560)
Recoveries	4,715	—	4,715
Provision	10,505	2,795	13,300

Balance, December 31, 2011	85,313	8,470	93,783
Charge-offs	(13,070)	—	(13,070)
Recoveries	3,406	—	3,406
Negative provision	(9,750)	(2,250)	(12,000)

Balance, December 31, 2012	$65,899	$6,220	$72,119

(1)
Charge-offs related to loans sold were $144.6 million in 2010.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—LOANS AND LEASES (Continued)

        The following tables present summaries of the activity in the allowance for loan and lease losses on non-covered loans and leases by portfolio segment for the years indicated:

	Year Ended December 31, 2012
	Real Estate Mortgage	Real Estate Construction	Commercial	Leases	Consumer	Foreign	Total
	(In thousands)
Allowance for Loan and Lease Losses on Non-Covered Loans and Leases:
Beginning balance	$50,205	$8,697	$23,308	$—	$2,768	$335	$85,313
Charge-offs	(7,680)	(492)	(4,580)	(28)	(290)	—	(13,070)
Recoveries	1,598	49	1,600	—	137	22	3,406
Provision (negative provision)	(5,423)	(5,033)	267	1,587	(889)	(259)	(9,750)

Ending balance	$38,700	$3,221	$20,595	$1,559	$1,726	$98	$65,899

Amount of the allowance applicable to loans and leases:
Individually evaluated for impairment	$7,827	$371	$4,525	$—	$265	$—	$12,988

Collectively evaluated for impairment	$30,873	$2,850	$16,070	$1,559	$1,461	$98	$52,911

Non-Covered Loan and Lease Balances:
Ending balance	$1,917,670	$129,959	$787,775	$174,373	$22,487	$17,241	$3,049,505

The ending balance of the non-covered loan and lease portfolio is composed of loans and leases:
Individually evaluated for impairment	$106,542	$25,450	$12,708	$244	$628	$—	$145,572

Collectively evaluated for impairment	$1,811,128	$104,509	$775,067	$174,129	$21,859	$17,241	$2,903,933

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—LOANS AND LEASES (Continued)

	Year Ended December 31, 2011
	Real Estate Mortgage	Real Estate Construction	Commercial	Consumer	Foreign	Total
	(In thousands)
Allowance for Loan Losses on Non-Covered Loans:
Beginning balance	$51,657	$8,766	$33,229	$4,652	$349	$98,653
Charge-offs	(10,180)	(6,886)	(10,072)	(1,422)	—	(28,560)
Recoveries	513	1,025	1,668	1,394	115	4,715
Provision (negative provision)	8,215	5,792	(1,517)	(1,856)	(129)	10,505

Ending balance	$50,205	$8,697	$23,308	$2,768	$335	$85,313

Amount of the allowance applicable to loans:
Individually evaluated for impairment	$11,494	$2,073	$6,793	$413	$—	$20,773

Collectively evaluated for impairment	$38,711	$6,624	$16,515	$2,355	$335	$64,540

Non-Covered Loan Balances:
Ending balance	$1,982,464	$113,059	$671,939	$23,711	$20,932	$2,812,105

The ending balance of the non-covered loan portfolio is composed of loans:
Individually evaluated for impairment	$118,821	$31,792	$23,710	$728	$—	$175,051

Collectively evaluated for impairment	$1,863,643	$81,267	$648,229	$22,983	$20,932	$2,637,054

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—LOANS AND LEASES (Continued)

        The following tables present the credit risk rating categories for non-covered loans and leases by portfolio segment and class as of the dates indicated. Nonclassified loans and leases are those with a credit risk rating of either pass or special mention, while classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	December 31, 2012			December 31, 2011
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(In thousands)
Real estate mortgage:
Hospitality	$168,489	$12,655	$181,144	$123,071	$21,331	$144,402
SBA 504	48,372	5,786	54,158	51,522	6,855	58,377
Other	1,633,448	48,920	1,682,368	1,690,830	88,855	1,779,685

Total real estate mortgage	1,850,309	67,361	1,917,670	1,865,423	117,041	1,982,464

Real estate construction:
Residential	46,591	2,038	48,629	14,743	2,926	17,669
Commercial	77,503	3,827	81,330	64,667	30,723	95,390

Total real estate construction	124,094	5,865	129,959	79,410	33,649	113,059

Commercial:
Collateralized	440,187	12,989	453,176	395,041	18,979	414,020
Unsecured	66,947	2,897	69,844	75,017	3,920	78,937
Asset-based	235,075	4,355	239,430	149,947	40	149,987
SBA 7(a)	18,888	6,437	25,325	18,045	10,950	28,995

Total commercial	761,097	26,678	787,775	638,050	33,889	671,939

Leases	174,129	244	174,373	—	—	—
Consumer	21,616	871	22,487	22,730	981	23,711
Foreign	17,241	—	17,241	20,932	—	20,932

Total non-covered loans and leases	$2,948,486	$101,019	$3,049,505	$2,626,545	$185,560	$2,812,105

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—LOANS AND LEASES (Continued)

        The following tables present an aging analysis of our non-covered loans and leases by portfolio segment and class as of the dates indicated:

	December 31, 2012
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Hospitality	$—	$—	$—	$—	$181,144	$181,144
SBA 504	955	—	1,727	2,682	51,476	54,158
Other	3,822	54	3,134	7,010	1,675,358	1,682,368

Total real estate mortgage	4,777	54	4,861	9,692	1,907,978	1,917,670

Real estate construction:
Residential	—	—	—	—	48,629	48,629
Commercial	—	—	1,245	1,245	80,085	81,330

Total real estate construction	—	—	1,245	1,245	128,714	129,959

Commercial:
Collateralized	902	161	228	1,291	451,885	453,176
Unsecured	3	135	225	363	69,481	69,844
Asset-based	—	—	176	176	239,254	239,430
SBA 7(a)	281	547	1,271	2,099	23,226	25,325

Total commercial	1,186	843	1,900	3,929	783,846	787,775

Leases	225	132	244	601	173,772	174,373
Consumer	23	1	—	24	22,463	22,487
Foreign	—	—	—	—	17,241	17,241

Total non-covered loans and leases	$6,211	$1,030	$8,250	$15,491	$3,034,014	$3,049,505

        At December 31, 2012 and 2011, the Company had no loans or leases that were greater than 90 days past due and still accruing interest. It is the Company's policy to discontinue accruing interest when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to collectability in the normal course of business. At December 31, 2012, nonaccrual loans and leases totaled $39.3 million. Nonaccrual loans and leases included $3.9 million of

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—LOANS AND LEASES (Continued)

loans and leases 30 to 89 days past due and $27.1 million of current loans and leases which were placed on nonaccrual status based on management's judgment regarding their collectability.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—LOANS AND LEASES (Continued)

        The following tables present our non-covered nonaccrual and performing loans and leases by portfolio segment and class as of the dates indicated:

	December 31, 2012			December 31, 2011
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Hospitality	$6,908	$174,236	$181,144	$7,251	$137,151	$144,402
SBA 504	2,982	51,176	54,158	2,800	55,577	58,377
Other	15,929	1,666,439	1,682,368	21,286	1,758,399	1,779,685

Total real estate mortgage	25,819	1,891,851	1,917,670	31,337	1,951,127	1,982,464

Real estate construction:
Residential	1,057	47,572	48,629	1,086	16,583	17,669
Commercial	2,715	78,615	81,330	6,194	89,196	95,390

Total real estate construction	3,772	126,187	129,959	7,280	105,779	113,059

Commercial:
Collateralized	2,648	450,528	453,176	8,186	405,834	414,020
Unsecured	2,019	67,825	69,844	3,057	75,880	78,937
Asset-based	176	239,254	239,430	14	149,973	149,987
SBA 7(a)	4,181	21,144	25,325	7,801	21,194	28,995

Total commercial	9,024	778,751	787,775	19,058	652,881	671,939

Leases	244	174,129	174,373	—	—	—
Consumer	425	22,062	22,487	585	23,126	23,711
Foreign	—	17,241	17,241	—	20,932	20,932

Total non-covered loans and leases	$39,284	$3,010,221	$3,049,505	$58,260	$2,753,845	$2,812,105

        Nonaccrual loans and leases and performing restructured loans are considered impaired for reporting purposes. The following table presents the composition of our impaired loans and leases as of the dates indicated:

	December 31, 2012			December 31, 2011
	Nonaccrual Loans/Leases	Performing Restructured Loans	Total Impaired Loans/Leases	Nonaccrual Loans	Performing Restructured Loans	Total Impaired Loans
	(In thousands)
Real estate mortgage	$25,819	$80,723	$106,542	$31,337	$87,484	$118,821
Real estate construction	3,772	21,678	25,450	7,280	24,512	31,792
Commercial	9,024	3,684	12,708	19,058	4,652	23,710
Leases	244	—	244	—	—	—
Consumer	425	203	628	585	143	728

Total	$39,284	$106,288	$145,572	$58,260	$116,791	$175,051

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—LOANS AND LEASES (Continued)

        At December 31, 2012, we had commitments in the amount of $67,000 to lend on nonaccrual loans but are under no obligation to honor such commitment as long as the loan is on nonaccrual. We had commitments in the amount of $23,000 to lend on performing restructured loans.

        The Company measures its impaired loans by using the estimated fair value of the collateral, less estimated costs to sell, including senior obligations such as delinquent property taxes, if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan's effective interest rate if the loan is not collateral-dependent. The Company recognizes income from non-covered impaired loans on an accrual basis unless the loan is on nonaccrual status. Income from loans on nonaccrual status is recognized to the extent cash is received and the loan's principal balance is deemed collectible. For the years ended December 31, 2012, 2011, and 2010, no interest income was recorded on non-covered impaired loans during the time such loans were on nonaccrual status; any interest payments received were credited to principal.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—LOANS AND LEASES (Continued)

        The following table presents information regarding our non-covered impaired loans and leases by portfolio segment and class as of the dates indicated:

	December 31, 2012			December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$8,954	$9,640	$2,396	$17,548	$17,890	$4,369
SBA 504	1,676	1,676	324	1,147	1,245	206
Other	58,364	60,262	5,107	78,349	81,921	6,919
Real estate construction:
Residential	1,303	1,330	165	2,766	2,776	409
Other	6,723	6,723	206	12,477	12,520	1,664
Commercial:
Collateralized	2,477	2,731	1,865	5,515	5,741	3,901
Unsecured	2,396	3,121	2,234	2,864	3,061	2,513
SBA 7(a)	2,871	3,616	426	3,397	3,428	379
Consumer	466	506	265	433	459	413
With No Related Allowance Recorded:
Real estate mortgage:
SBA 504	$2,982	$3,755	$—	$2,262	$3,007	$—
Other	34,566	38,447	—	19,515	22,999	—
Real estate construction:
Residential	—	—	—	611	611	—
Other	17,424	21,085	—	15,938	19,536	—
Commercial:
Collateralized	1,843	2,067	—	4,759	4,927	—
Unsecured	148	163	—	643	716	—
Asset-based	176	176	—	14	14	—
SBA 7(a)	2,797	4,057	—	6,518	8,181	—
Leases	244	244	—	—	—	—
Consumer	162	233	—	295	351	—
Total:
Real estate mortgage	$106,542	$113,780	$7,827	$118,821	$127,062	$11,494
Real estate construction	25,450	29,138	371	31,792	35,443	2,073
Commercial	12,708	15,931	4,525	23,710	26,068	6,793
Leases	244	244	—	—	—	—
Consumer	628	739	265	728	810	413

Total non-covered loans and leases	$145,572	$159,832	$12,988	$175,051	$189,383	$20,773

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—LOANS AND LEASES (Continued)

	Year Ended December 31,
	2012		2011
	Weighted Average Recorded Investment(1)	Interest Income Recognized	Weighted Average Recorded Investment(1)	Interest Income Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$8,954	$80	$17,399	$622
SBA 504	827	41	895	21
Other	51,441	2,070	42,973	1,623
Real estate construction:
Residential	1,303	11	2,520	66
Other	6,723	231	5,375	113
Commercial:
Collateralized	2,219	48	4,745	66
Unsecured	2,273	20	2,767	24
SBA 7(a)	2,593	53	1,761	86
Consumer	389	7	291	—
With No Related Allowance Recorded:
Real estate mortgage:
SBA 504	$1,472	$—	$1,916	$—
Other	29,316	1,523	13,827	678
Real estate construction:
Residential	—	—	611	—
Other	17,424	589	14,904	375
Commercial:
Collateralized	1,657	27	1,584	—
Unsecured	148	—	499	—
Asset-based	132	—	14	—
SBA 7(a)	2,601	24	5,753	15
Leases	224	—	—	—
Consumer	136	—	234	27
Total:
Real estate mortgage	$92,010	$3,714	$77,010	$2,944
Real estate construction	25,450	831	23,410	554
Commercial	11,623	172	17,123	191
Leases	224	—	—	—
Consumer	525	7	525	—

Total non-covered loans and leases	$129,832	$4,724	$118,068	$3,689

(1)
For the loans and leases reported as impaired at the period-ends presented, amounts were calculated based on the period of time such loans and leases were impaired during the reporting period.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—LOANS AND LEASES (Continued)

        The following tables present non-covered new troubled debt restructurings and defaulted troubled debt restructurings for the periods indicated:

	Year Ended December 31,
	2012			2011
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Real estate mortgage:
Hospitality	—	$—	$—	1	$2,086	$2,086
SBA 504	2	1,680	1,680	1	619	619
Other	8	14,861	13,840	35	56,201	56,008
Real estate construction:
Other	3	6,919	6,919	6	14,906	14,906
Commercial:
Collateralized	7	1,652	1,652	15	2,780	2,780
Unsecured	5	317	317	4	581	581
SBA 7(a)	4	1,216	1,216	15	3,515	3,515
Consumer	1	206	206	1	144	144

Total	30	$26,851	$25,830	78	$80,832	$80,639

	Year Ended December 31,
	2012		2011
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(2)
	(Dollars in thousands)
Troubled Debt Restructurings That Subsequently Defaulted(3):
Real estate mortgage:
Other	—	$—	3	$2,914
Real estate construction:
Other	—	—	1	1,492
Commercial:
Collateralized	2	458	—	—
SBA 7(a)	1	873	3	59

Total	3	$1,331	7	$4,465

(1)
Represents the balance at December 31, 2012 and is net of charge-offs of $921,000.

(2)
Represents the balance at December 31, 2011 and is net of charge-offs of $4.5 million.

(3)
The population of defaulted restructured loans for the period indicated includes only those loans restructured during the preceeding 12-month period. The table excludes defaulted troubled restructurings in those classes for which the recorded investment was zero at the end of the period.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—LOANS AND LEASES (Continued)

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

        The following table reflects the carrying values of the covered loans as of the dates indicated:

	December 31,
	2012		2011
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$2,888	—	$2,944	—
Other	552,333	94%	733,414	91%

Total real estate mortgage	555,221	94%	736,358	91%

Real estate construction:
Residential	5,662	1%	21,521	3%
Commercial	17,558	3%	25,397	3%

Total real estate construction	23,220	4%	46,918	6%

Commercial:
Collateralized	14,603	2%	24,808	3%
Unsecured	640	—	802	—
Asset-based	—	—	—	—

Total commercial	15,243	2%	25,610	3%

Consumer	594	—	735	—

Total gross covered loans	594,278	100%	809,621	100%

Discount	(50,951)		(75,323)
Allowance for loan losses	(26,069)		(31,275)

Covered loans, net	$517,258		$703,023

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—LOANS AND LEASES (Continued)

        The following table summarizes the changes in the carrying amount of covered acquired impaired loans and accretable yield on those loans for the years indicated:

	Covered Acquired Impaired Loans
	Carrying Amount	Accretable Yield
	(In thousands)
Balance, December 31, 2009	$621,686	$(226,446)
Addition from the Los Padres acquisition	405,619	(144,168)
Accretion	52,539	52,539
Payments received	(166,858)	—
Decrease in expected cash flows, net	—	27,410
Provision for credit losses	(33,500)	—

Balance, December 31, 2010	879,486	(290,665)
Accretion	65,282	65,282
Payments received	(254,484)	—
Increase in expected cash flows, net	—	(33,882)
Provision for credit losses	(13,270)	—

Balance, December 31, 2011	677,014	(259,265)
Accretion	49,562	49,562
Payments received	(233,549)	—
Decrease in expected cash flows, net	—	13,681
Negative provision for credit losses	819	—

Balance, December 31, 2012	$493,846	$(196,022)

        The table above excludes the covered loans from the Los Padres acquisition, which are accounted for as non-impaired loans and totaled $23.4 million and $26.0 million at December 31, 2012 and 2011, respectively.

        The following table presents changes in our allowance for credit losses on the covered loans for the years indicated:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Allowance for credit losses on covered loans, beginning of year	$31,275	$33,264	$18,000
Provision (negative provision)	(819)	13,270	33,500
Charge-offs, net	(4,387)	(15,259)	(18,236)

Allowance for credit losses on covered loans, end of year	$26,069	$31,275	$33,264

        The following tables present the credit risk rating categories for covered loans by portfolio segment as of the dates indicated. Nonclassified loans are those with a credit risk rating of either pass or special

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—LOANS AND LEASES (Continued)

mention, while classified loans are those with a credit risk rating of either substandard or doubtful. It should be noted, however, that all of these loans are covered by loss sharing agreements with the FDIC.

	December 31, 2012			December 31, 2011
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(In thousands)
Real estate mortgage	$339,520	$143,598	$483,118	$478,291	$164,149	$642,440
Real estate construction	4,801	17,590	22,391	5,762	35,337	41,099
Commercial	4,814	6,343	11,157	11,076	8,221	19,297
Consumer	117	475	592	6	181	187

Total covered loans, net	$349,252	$168,006	$517,258	$495,135	$207,888	$703,023

        Our federal and state banking regulators, as an integral part of their examination process, periodically review the Company's loan classifications. Our regulators may require the Company to recognize rating downgrades based on their judgments related to information available to them at the time of their examinations.

NOTE 7—OTHER REAL ESTATE OWNED (OREO)

        The following tables summarize OREO by property type at the dates indicated:

	December 31, 2012			December 31, 2011
Property Type	Non-Covered OREO	Covered OREO	Total OREO	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
Commercial real estate	$1,684	$11,635	$13,319	$23,003	$15,053	$38,056
Construction and land development	31,888	6,708	38,596	24,788	15,461	40,249
Multi-family	—	4,239	4,239	—	—	—
Single family residence	—	260	260	621	2,992	3,613

Total OREO, net	$33,572	$22,842	$56,414	$48,412	$33,506	$81,918

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 7—OTHER REAL ESTATE OWNED (OREO) (Continued)

        The following table presents a rollforward of OREO, net of the valuation allowance, for the years indicated:

	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
OREO Activity:
Balance, December 31, 2009	$43,255	$27,688	$70,943
Addition from the Los Padres acquisition	—	33,913	33,913
Foreclosures	34,349	35,001	69,350
Payments to third parties(1)	2,484	—	2,484
Provision for losses	(12,271)	(5,389)	(17,660)
Reductions related to sales	(42,219)	(35,397)	(77,616)

Balance, December 31, 2010	25,598	55,816	81,414
Foreclosures	34,743	33,940	68,683
Payments to third parties(1)	1,619	10	1,629
Provision for losses	(5,026)	(11,968)	(16,994)
Reductions related to sales	(8,522)	(44,292)	(52,814)

Balance, December 31, 2011	48,412	33,506	81,918
Addition from the APB acquisition	1,561	—	1,561
Foreclosures	4,223	35,984	40,207
Payments to third parties(1)	889	—	889
Provision for losses	(3,820)	(10,513)	(14,333)
Reductions related to sales	(17,693)	(36,135)	(53,828)

Balance, December 31, 2012	$33,572	$22,842	$56,414

(1)
Represents amounts due to participants and for guarantees, property taxes or other prior lien positions.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 7—OTHER REAL ESTATE OWNED (OREO) (Continued)

        The following table presents a rollforward of our OREO valuation allowance for the years indicated:

	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
OREO Valuation Allowance Activity:
Balance, December 31, 2009	$16,028	$1,518	$17,546
Provision for losses	12,271	5,389	17,660
Due from the SBA	823	—	823
Reductions related to sales	(15,291)	(2,925)	(18,216)

Balance, December 31, 2010	13,831	3,982	17,813
Provision for losses	5,026	11,968	16,994
Selling costs(1)	—	2,527	2,527
Due from the SBA	108	—	108
Reductions related to sales	(9,431)	(7,436)	(16,867)

Balance, December 31, 2011	9,534	11,041	20,575
Provision for losses	3,820	10,513	14,333
Selling costs(1)	—	876	876
Reductions related to sales	(7,936)	(11,167)	(19,103)

Balance, December 31, 2012	$5,418	$11,263	$16,681

(1)
During 2011, the FDIC changed its methodology such that selling costs are reimbursed at the time of sale rather than at the time of foreclosure. Such amounts will be realized when the related OREO parcels are sold.

NOTE 8—FDIC LOSS SHARING ASSET

        The following table presents changes in the FDIC loss sharing asset for the years indicated:

	Year Ended December 31,
	2012	2011
	(In thousands)
FDIC loss sharing asset, beginning of year	$95,187	$116,352
FDIC share of additional losses, net of recoveries(1)	6,169	15,377
Cash received from FDIC	(33,223)	(41,390)
Net amortization	(10,658)	(3,063)

Subtotal	57,475	87,276
Filed claims receivable	—	7,911

FDIC loss sharing asset, end of year	$57,475	$95,187

(1)
For 2011, includes $7.6 million related to resolution of goodwill matter with the FDIC.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 9—PREMISES AND EQUIPMENT, NET

        The following table presents the components of premises and equipment as of the dates indicated:

	December 31,
	2012	2011
	(In thousands)
Land	$2,027	$3,537
Buildings	5,578	5,815
Furniture, fixtures and equipment	28,272	29,466
Leasehold improvements	23,996	23,630

Premises and equipment, gross	59,873	62,448
Less: accumulated depreciation and amortization	(40,370)	(39,380)

Premises and equipment, net	$19,503	$23,068

        Depreciation and amortization expense was $5.4 million, $5.4 million, and $5.1 million for the years ended December 31, 2012, 2011, and 2010, respectively.

        We have obligations under a number of noncancelable operating leases for premises and equipment. The following table presents future minimum rental payments under noncancelable operating leases as of December 31, 2012:

Estimated Lease Payments for Year Ending December 31,	Amount
(In thousands)
2013	$14,762
2014	13,671
2015	11,147
2016	8,695
2017	6,318
Thereafter	12,567

Total	$67,160

        Total gross rental expense for the years ended December 31, 2012, 2011, and 2010 was $16.8 million, $16.7 million, and $16.8 million, respectively. Most of the leases provide that the Company pay maintenance, insurance and certain other operating expenses applicable to the leased premises in addition to the monthly rental payments.

        Total rental income for the years ended December 31, 2012, 2011, and 2010, was approximately $505,000, $587,000, and $518,000, respectively. The future minimum rental payments to be received under noncancelable subleases are $2.6 million.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 10—DEPOSITS

        The following table presents the components of interest-bearing deposits as of the dates indicated:

	December 31,
Deposit Category	2012	2011
	(In thousands)
Interest checking deposits	$513,389	$500,998
Money market deposits	1,282,513	1,265,282
Savings deposits	153,680	157,480
Time deposits under $100,000	274,622	324,521
Time deposits of $100,000 or more	545,705	643,373

Total interest-bearing deposits	$2,769,909	$2,891,654

        Brokered time deposits totaled $37.7 million at December 31, 2012, all of which represented deposits that were subsequently participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits. Brokered time deposits totaled $41.6 million at December 31, 2011, all of which were part of the CDARS program.

        The following table summarizes the maturities of time deposits as of the date indicated:

	December 31, 2012
Year of Maturity	Time Deposits Under $100,000	Time Deposits $100,000 or More	Total Time Deposits
	(In thousands)
2013	$212,914	$424,164	$637,078
2014	48,078	87,269	135,347
2015	1,746	6,214	7,960
2016	10,073	23,014	33,087
2017	1,811	5,044	6,855

Total	$274,622	$545,705	$820,327

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 11—BORROWINGS AND SUBORDINATED DEBENTURES

  Debt Termination Expense—FHLB Advances and Subordinated Debentures

        In March 2012, the Company incurred $22.6 million in debt termination expense related to the repayment of $225.0 million in fixed-rate term FHLB advances and the early redemption of $18.6 million in fixed-rate subordinated debentures. The Company used a combination of excess cash and collateralized overnight FHLB advances to repay these debt instruments. The FHLB advances were composed of $200 million maturing in December 2017 with a fixed rate of 3.16% and $25 million due in January 2018 with a fixed rate of 2.61%. The agreements for these FHLB advances had an early prepayment penalty or fee for payoffs before maturity. The subordinated debentures were composed of a $10.3 million debenture, due in March 2030 and bearing a fixed rate of 11.00%, which was referred to as "Trust CI," and an $8.3 million debenture due in September 2030 and bearing a fixed rate of 10.6%, which was referred to as "Trust I."

        During 2010, the Company incurred $2.7 million in debt termination expense related to the repayment of $175.0 million in fixed-rate term FHLB advances. In April 2010, the Company elected to prepay $125.0 million in FHLB advances that were assumed in connection with the August 2009 Affinity acquisition and incurred a $726,000 prepayment penalty. In December 2010, the Company elected to prepay $50 million in FHLB advances and incurred a $1.9 million prepayment penalty.

  Borrowings

        The Bank has established secured and unsecured lines of credit. We may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, or other financial institutions.

        Federal Funds Arrangements with Commercial Banks.    As of December 31, 2012, 2011, and 2010, the Bank had unsecured lines of credit with correspondent banks, subject to availability, in the amount of $65.0 million, $45.0 million, and $52.0 million, respectively. These lines are renewable annually and have no unused commitment fees. As of December 31, 2012, 2011, and 2010, there were no balances outstanding.

        FRBSF Secured Line of Credit.    The Bank established a secured line of credit with the FRBSF during 2008. The secured borrowing capacity is collateralized by liens covering $484.0 million of certain qualifying loans. As of December 31, 2012, our secured FRBSF borrowing capacity was $385.7 million. As of December 31, 2012, 2011, and 2010, and during such periods, there were no balances outstanding.

        FHLB Secured Lines of Credit.    The borrowing arrangements with the FHLB are based on two separate FHLB programs, one collateralized by loans and the other by securities available-for-sale. At December 31, 2012, our FHLB lines were secured by a blanket lien on certain qualifying loans in our loan portfolio which are not pledged to the FRBSF, in addition to securities with a carrying value of $18.9 million.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 11—BORROWINGS AND SUBORDINATED DEBENTURES (Continued)

        The following table summarizes our outstanding FHLB advances by their maturity dates as of the dates indicated:

	December 31,
	2012		2011
Contractual Maturity Date	Amount	Rate	Amount	Rate
	(Dollars in thousands)
December 11, 2017	$—	—	$200,000	3.16%
January 11, 2018	—	—	25,000	2.61%

Total FHLB advances	$—		$225,000

        Included in borrowings at December 31, 2012 were $12.6 million of non-recourse debt, relating to the payment stream of certain leases sold to third parties. The debt is secured by the equipment in the leases and all interest rates are fixed. As of December 31, 2012, the weighted average interest rate of the debt was 6.28% with a weighted average remaining maturity of 2.5 years. There were no such borrowings in 2011.

  Subordinated Debentures

        The Company had an aggregate of $108.3 million and $129.3 million in subordinated debentures outstanding at December 31, 2012 and 2011, respectively. The subordinated debentures outstanding at December 31, 2012 were issued in five separate series. Each issuance had a maturity of thirty years from its date of issue. The subordinated debentures are variable-rate instruments and are each callable at par with no prepayment penalty. The subordinated debentures were issued to trusts established by us or entities we have acquired, which in turn issued trust preferred securities, which totaled $105.0 million at December 31, 2012. The proceeds of the subordinated debentures were used primarily to fund several of our acquisitions and to augment regulatory capital.

        The Company includes in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as stockholders' equity less goodwill, net of any related deferred income tax liability. At December 31, 2012, the amount of trust preferred securities included in Tier I capital was $105.0 million. While our existing trust preferred securities are currently grandfathered as Tier 1 capital under the Dodd-Frank Wall Street Reform and Consumer Protection Act, proposed regulatory capital guidelines would phase them out of Tier 1 capital over a period of 10 years, beginning in 2013, until they are fully-phased out on January 1, 2022. New issuances of trust preferred securities will not qualify as Tier 1 capital. If trust preferred securities are excluded from regulatory capital, we remain "well capitalized."

        Interest payments made by the Company on subordinated debentures are considered dividend payments under the Board of Governors of the Federal Reserve System ("FRB") regulations. Notification to the FRB is required prior to our declaring and paying a dividend to our stockholders during any period in which our quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount. This notification requirement is included in regulatory guidance regarding safety and soundness surrounding capital and includes other non-financial measures such as asset quality and credit concentrations. Should the FRB object to our dividend payments, we would be

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 11—BORROWINGS AND SUBORDINATED DEBENTURES (Continued)

precluded from paying interest on our subordinated debentures. Payments would not commence until approval is received or we no longer need to provide notice under applicable guidance.

        The following table summarizes the terms of each issuance of the subordinated debentures outstanding as of the dates indicated:

	December 31,
	2012		2011
					Date Issued	Maturity Date		Next Reset Date
Series	Amount	Rate(1)	Amount	Rate(2)			Rate Index
	(Dollars in thousands)
Trust V	$10,310	3.41%	$10,310	3.66%	8/15/03	9/17/33	3 month LIBOR + 3.10	3/14/13
Trust VI	10,310	3.36%	10,310	3.60%	9/3/03	9/15/33	3 month LIBOR + 3.05	3/13/13
Trust CII	5,155	3.26%	5,155	3.51%	9/17/03	9/17/33	3 month LIBOR + 2.95	3/14/13
Trust VII	61,856	3.05%	61,856	3.30%	2/5/04	4/23/34	3 month LIBOR + 2.75	4/26/13
Trust CIII	20,619	2.00%	20,619	2.24%	8/15/05	9/15/35	3 month LIBOR + 1.69	3/13/13
Trust CI	—	—	10,310	11.00%	3/23/00	3/8/30	N/A—Fixed Rate	N/A
Trust I	—	—	8,248	10.60%	9/7/00	9/7/30	N/A—Fixed Rate	N/A

Gross subordinated debentures	108,250		126,808
Unamortized premium(3)	—		2,463

Net subordinated debentures	$108,250		$129,271

(1)
As of January 28, 2013.

(2)
As of January 27, 2012.

(3)
Represents the unamortized fair value adjustment on the Trust CI subordinated debenture, which was redeemed in March 2012.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

        The following presents a summary of the financial instruments described above as of the dates indicated:

	December 31,
	2012	2011
	(In thousands)
Commitments to extend credit—fixed	$71,222	$74,283
Commitments to extend credit—variable	778,385	617,246

Total loan commitments	849,607	691,529
Standby letters of credit	27,534	31,956
Commitments to purchase equipment being acquired for lease to others	4,399	—

	$881,540	$723,485

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Of the $881.5 million of commitments to extend credit at December 31, 2012, $5.7 million was related to foreign loans.

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most guarantees will expire within one year. The Company generally requires collateral or other security to support financial instruments with credit risk.

        In addition, the Company has investments in low income housing project partnerships, which provide the Company income tax credits, and also in several small business investment companies. The investments call for capital contributions up to an amount specified in the partnership agreements. The Company had commitments to contribute capital to these entities totaling $10.8 million and $7.1 million as of December 31, 2012 and 2011, respectively.

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

  •
  Level 2: Observable inputs other than Level 1, including quoted prices for similar assets and liabilities in active markets, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data, either directly or indirectly, for substantially the full term of the financial instrument. This category generally includes government agency and government-sponsored enterprise securities.

  •
  Level 3: Inputs to a valuation methodology that are unobservable, supported by little or no market activity, and significant to the fair value measurement. These valuation methodologies generally include pricing models, discounted cash flow models, or a determination of fair value that requires significant management judgment or estimation. This category also includes observable inputs from a pricing service not corroborated by observable market data, and includes our covered private label CMOs.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 13—FAIR VALUE MEASUREMENTS (Continued)

        The following tables present information on the assets measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurement as of December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Measured on a Recurring Basis:
Securities available-for-sale:
Government agency and government-sponsored enterprise residential mortgage-backed securities	$909,536	$—	$909,536	$—
Covered private label CMOs	44,684	—	—	44,684
Municipal securities	348,041	—	348,041	—
Corporate debt securities	42,365	—	42,365	—
Other securities	10,759	8,985	1,774	—

	$1,355,385	$8,985	$1,301,716	$44,684

	Fair Value Measurement as of December 31, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)
Measured on a Recurring Basis:
Securities available-for-sale:
Government agency and government-sponsored enterprise residential mortgage-backed securities	$1,124,534	$—	$1,124,534	$—
Covered private label CMOs	45,149	—	—	45,149
Municipal securities	126,797	—	126,797	—
Corporate debt securities	25,128	—	25,128	—
Other securities	4,750	2,976	1,774	—

	$1,326,358	$2,976	$1,278,233	$45,149

        There were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a recurring basis during 2012.

        The following table presents information about quantitative inputs and assumptions used to evaluate the fair values provided by our third party pricing service for our Level 3 covered private label CMOs measured at fair value on a recurring basis as of December 31, 2012:

Unobservable Inputs	Range of Inputs	Weighted Average Input
Covered Private Label CMO's:
Voluntary prepayment speeds	0% - 33.7%	10.1%
Monthly default rates	0% - 14.2%	3.7%
Loss severity rates	0% - 65.5%	39.7%
Discount rates	0.8% - 17.7%	5.0%

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 13—FAIR VALUE MEASUREMENTS (Continued)

        The following table presents activity for assets measured at fair value on a recurring basis that are categorized as Level 3 for the years indicated:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Covered private label CMOs, beginning of year	$45,149	$50,437	$52,125
Total realized in earnings(1)	340	2,097	1,058
Total unrealized gain (loss) in comprehensive income	4,883	(846)	5,411
Net settlements	(5,688)	(6,539)	(8,157)

Covered private label CMOs, end of year	$44,684	$45,149	$50,437

(1)
Includes other-than-temporary impairment loss of $1.1 million for 2012, none for 2011, and $874,000 for 2010.

        The following tables present assets measured at fair value on a non-recurring basis as of the dates indicated:

	Fair Value Measurement as of December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Measured on a Non-Recurring Basis:
Non-covered impaired loans	$102,207	$—	$4,975	$97,232
Non-covered other real estate owned	7,945	—	—	7,945
Covered other real estate owned	4,893	—	2,599	2,294
SBA loan servicing asset	1,000	—	—	1,000

	$116,045	$—	$7,574	$108,471

	Fair Value Measurement as of December 31, 2011
	Total	Level 1	Level 2	Level 3
	(In thousands)
Measured on a Non-Recurring Basis:
Non-covered impaired loans	$114,353	$—	$13,803	$100,550
Non-covered other real estate owned	44,106	—	3,679	40,427
Covered other real estate owned	29,490	—	24,729	4,761
SBA loan servicing asset	1,254	—	—	1,254

	$189,203	$—	$42,211	$146,992

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 13—FAIR VALUE MEASUREMENTS (Continued)

        The following table presents gains and (losses) recognized on assets measured on a nonrecurring basis for the years indicated:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Gain (Loss) on Assets Measured on a Non-Recurring Basis:
Non-covered impaired loans	$(5,582)	$(22,796)	$(30,639)
Non-covered other real estate owned	(2,824)	(4,381)	(8,915)
Covered other real estate owned	(1,096)	(9,275)	(3,982)
SBA loan servicing asset	4	2	204

Total net loss	$(9,498)	$(36,450)	$(43,332)

        The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2012:

Asset	Fair Value	Valuation Methodology	Unobservable Inputs	Range	Weighted Average
	(in 000's)
Impaired loans(1)	$94,038	Discounted cash flow	Discount rates	4.00% - 8.75%	7.69%
	$1,184	Appraisals	Discount	4% - 100%	30%
OREO	$10,239	Appraisals	Discount, including 8% for selling costs	5% - 29%	8%
SBA loan servicing asset	$1,000	Discounted cash flow	Prepayment speeds	3.69% - 17.04%	(2)
			Discount rates	9.68% - 12.58%	(2)

(1)
Excludes $2.0 million of impaired loans with balances of $250,000 or less.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 13—FAIR VALUE MEASUREMENTS (Continued)

        The following tables present a summary of the carrying values and estimated fair values of certain financial instruments as of the dates indicated:

	December 31, 2012
		Estimated Fair Value
	Carrying or Contract Amount
		Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$89,011	$89,011	$89,011	$—	$—
Interest-earning deposits in financial institutions	75,393	75,393	75,393	—	—
Securities available-for-sale	1,355,385	1,355,385	8,985	1,301,716	44,684
Investment in FHLB stock	37,126	37,126	—	37,126	—
Loans and leases, net	3,498,329	3,551,674	—	4,975	3,546,699
SBA loan servicing asset	1,000	1,000	—	—	1,000
Financial Liabilities:
Deposits
Demand, money market and savings deposits	3,888,794	3,888,794	—	3,888,794	—
Time deposits	820,327	823,912	—	823,912	—
Borrowings	12,591	12,611	—	12,611	—
Subordinated debentures	108,250	108,186	—	108,186	—

	December 31, 2011
		Estimated Fair Value
	Carrying or Contract Amount
		Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$92,342	$92,342	$92,342	$—	$—
Interest-earning deposits in financial institutions	203,275	203,275	203,275	—	—
Securities available-for-sale	1,326,358	1,326,358	2,976	1,278,233	45,149
Investment in FHLB stock	46,106	46,106	—	46,106	—
Loans and leases, net	3,425,423	3,469,754	—	13,803	3,455,951
SBA loan servicing asset	1,613	1,613	—	—	1,613
Financial Liabilities:
Deposits:
Demand, money market and savings deposits	3,609,559	3,609,559	—	3,609,559	—
Time deposits	967,894	977,589	—	977,589	—
Borrowings	225,000	249,000	—	249,000	—
Subordinated debentures	129,271	135,532	—	135,532	—

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

        Our covered private label CMOs are categorized as Level 3 due in part to the inactive market for such securities. There is a wide range of prices quoted for private label CMOs among independent third party pricing services and this range reflects the significant judgment being exercised over the assumptions and variables that determine the pricing of such securities. We consider this subjectivity to be a significant unobservable input and have concluded that the covered private label CMOs should be categorized as a Level 3 measured asset. Our fair value estimate was based on prices provided to us by a nationally recognized pricing service, which we also use to determine the fair value of the majority of our securities portfolio. We determined the reasonableness of the fair values by reviewing assumptions at the individual security level about prepayment, default expectations, estimated severity loss factors, and discount rates, all of which are not directly observable in the market. Significant increases (decreases) in default expectations, severity loss factors, or discount rates, which occur all together or in isolation, would result in lower (higher) fair value measurements.

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

        To the extent a loan is collateral dependent, we measure such impaired loan based on the estimated fair value of the underlying collateral. The fair value of each loan's collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 2 measurement. The Level 2 measurement is based on appraisals obtained within the last 12 months and for which a charge-off was recognized or a change in the specific valuation allowance was made during the year ended December 31, 2012.

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

        The non-covered impaired loan balances shown above represent those nonaccrual and restructured loans for which impairment was recognized during 2012 and 2011. The amounts shown as losses represent, for the loan balances shown, the impairment recognized during the years ended December 31, 2012, 2011, and 2010. Of the $39.3 million of nonaccrual loans at December 31, 2012, $8.6 million were written down to their collateral fair values through charge-offs during 2012.

        Other real estate owned.    The fair value of foreclosed real estate, both non-covered and covered, is generally based on estimated market prices from independently prepared current appraisals or negotiated sales prices with potential buyers, less estimated costs to sell; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement on a nonrecurring basis. As a matter of policy, appraisals are required annually and may be updated more frequently as circumstances require in the opinion of management. The Level 2 measurement for OREO is based on

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 13—FAIR VALUE MEASUREMENTS (Continued)

appraisals obtained within the last 12 months and for which a write-down was recognized in 2012 and 2011.

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

        SBA servicing asset.    In accordance with ASC Topic 860, "Transfers and Servicing," the SBA servicing asset, included in other assets in the consolidated balance sheets, is carried at its implied fair value. The fair value of the servicing asset is estimated by discounting future cash flows using market-based discount rates and prepayment speeds. The discount rate is based on the current US Treasury yield curve, as published by the Department of the Treasury, plus a spread for the marketplace risk associated with these assets. We utilize estimated prepayment vectors using SBA prepayment information provided by Bloomberg for pools of similar assets to determine the timing of the cash flows. These nonrecurring valuation inputs are considered to be Level 3 inputs.

        Deposits.    Deposits are carried at historical cost. The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest checking, money market, and savings accounts, is equal to the amount payable on demand as of the balance sheet date and considered Level 2. The fair value of time deposits is based on the discounted value of contractual cash flows and considered Level 2. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. No value has been separately assigned to the Company's long-term relationships with its deposit customers, such as a core deposit intangible.

        Borrowings.    Borrowings are carried at amortized cost. The fair value of overnight FHLB advances is equal to the carrying value and considered Level 1. The fair value of fixed-rate borrowings is calculated by discounting scheduled cash flows through the estimated maturity or call dates, if applicable, using estimated market discount rates that reflect current rates offered for borrowings with similar remaining maturities and characteristics.

        Subordinated debentures.    Subordinated debentures are carried at amortized cost. The fair value of the subordinated debentures is based on the discounted value of contractual cash flows for fixed-rate securities. The discount rate is estimated using the rates currently offered for similar securities of similar maturity. The fair value of subordinated debentures with variable rates is determined using a market discount rate on the expected cash flows.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 13—FAIR VALUE MEASUREMENTS (Continued)

  Limitations

        Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of December 31, 2012 and 2011, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

NOTE 14—INCOME TAXES

        The following table presents the components of income tax benefit (expense) for the years indicated:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Current Income Taxes:
Federal	$(24,177)	$(15,129)	$7,912
State	(1,825)	(9,562)	(3,557)

Total current income tax (expense) benefit	(26,002)	(24,691)	4,355

Deferred Income Taxes:
Federal	(2,550)	(11,726)	27,263
State	(8,143)	(383)	15,096

Total deferred income tax (expense) benefit	(10,693)	(12,109)	42,359

Total income tax (expense) benefit	$(36,695)	$(36,800)	$46,714

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 14—INCOME TAXES (Continued)

        The following table presents a reconciliation of the recorded income tax benefit (expense) to the amount of taxes computed by applying the applicable statutory federal income tax rate of 35% to earnings or loss before income taxes:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Computed expected income tax (expense) benefit at Federal statutory rate	$(32,724)	$(30,626)	$38,056
State tax (expense) benefit, net of federal tax benefit	(6,479)	(6,464)	7,500
Tax-exempt interest	1,847	406	37
Increase in cash surrender value of life insurance	442	504	486
Tax credits	1,313	556	523
Other, net	(1,094)	(1,176)	112

Recorded income tax (expense) benefit	$(36,695)	$(36,800)	$46,714

        The Company had net income taxes receivable of $30.0 million and $14.6 million at December 31, 2012 and 2011, respectively, on its consolidated balance sheets.

        The Company had available at December 31, 2012, approximately $142,000 of unused federal net operating loss carryforwards that may be applied against future taxable income through 2022. The Company had available at December 31, 2012, approximately $6.2 million of unused state net operating loss carryforwards that may be applied against future taxable income through 2031. Utilization of the net operating loss and other carryforwards are subject to annual limitations set forth in Section 382 of the Internal Revenue Code.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 14—INCOME TAXES (Continued)

        The following table presents the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of the dates indicated:

	December 31,
	2012	2011
	(In thousands)
Deferred Tax Assets:
Book allowance for loan losses in excess of tax specific charge-offs	$31,602	$39,520
Interest on nonaccrual loans	473	641
Deferred compensation	3,727	3,999
Net operating losses	560	6,467
Premises and equipment, principally due to differences in depreciation	2,457	5,526
OREO valuation allowance	7,398	9,689
Assets acquired in FDIC-assisted acquisition	19,170	23,364
State tax benefit	247	3,311
Accrued liabilities	10,126	9,550
Other	10,374	5,336
Goodwill	3,846	4,764

Gross deferred tax assets	89,980	112,167

Deferred Tax Liabilities:
Core deposit and customer relationship intangibles	5,004	4,504
Deferred loan fees and costs	296	76
Unrealized gain on securities available-for-sale	23,824	16,513
FHLB stock and dividends	7,557	7,709
Unrealized income from FDIC-assisted acquisition	23,614	35,427

Gross deferred tax liabilities	60,295	64,229

Total net deferred tax asset	$29,685	$47,938

        Based upon our taxpaying history and estimates of taxable income over the years in which the items giving rise to the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

        Our evaluation of tax positions was performed for those tax years which remain open to audit. As of December 31, 2012, all the federal returns filed since 2008 and state returns filed since 2008 are subject to adjustment upon audit.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 14—INCOME TAXES (Continued)

        We had no unrecognized net tax benefit positions at December 31, 2012 and 2011, respectively. The unrecognized tax benefit of $117,000 at December 31, 2010 was reduced in 2011 due to lapse of statute. While it is expected that the amount of unrecognized tax benefits may change in the next twelve months, the Company does not expect this change to have a material impact on the results of operations or the financial position of the Company. We may from time to time be assessed interest or penalties by taxing authorities, although any such assessments historically have been minimal and immaterial to our financial results. In the event we are assessed for interest and/or penalties, such amounts will be classified in the financial statements as income tax expense.

NOTE 15—EARNINGS PER SHARE

        The following table presents a summary of the calculation of basic and diluted net earnings (loss) per share for the years indicated:

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Basic Earnings (Loss) Per Share:
Net earnings (loss)	$56,801	$50,704	$(62,016)
Less: earnings allocated to unvested restricted stock(1)	(1,845)	(2,072)	(31)

Net earnings (loss) allocated to common shares	$54,956	$48,632	$(62,047)

Weighted-average basic shares and unvested restricted stock outstanding	37,369.5	37,141.5	36,438.7
Less: weighted-average unvested restricted stock outstanding	(1,685.4)	(1,650.7)	(1,330.6)

Weighted-average basic shares outstanding	35,684.1	35,490.8	35,108.1

Basic earnings (loss) per share	$1.54	$1.37	$(1.77)

Diluted Earnings (Loss) Per Share:
Net earnings (loss) allocated to common shares	$54,956	$48,632	$(62,047)

Weighted-average basic shares outstanding	35,684.1	35,490.8	35,108.1

Diluted earnings (loss) per share	$1.54	$1.37	$(1.77)

(1)
Represents cash dividends paid to holders of unvested restricted stock, net of estimated forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

NOTE 16—STOCK COMPENSATION PLANS

        The Company's 2003 Stock Incentive Plan, or the 2003 Plan, permits stock-based compensation awards to officers, directors, key employees and consultants. The 2003 Plan authorizes grants of stock-based compensation instruments to purchase or issue up to 6,500,000 shares of authorized but unissued Company common stock, subject to adjustments provided by the 2003 Plan. In May 2012, the Board of Directors approved the equity award of 11,850 common shares to non-employee directors of the Company. Such shares were granted outright and vested immediately with a charge to other noninterest expense of $300,000 at that time. As of December 31, 2012, there were 1,784,093 shares available for grant under the 2003 Plan.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 16—STOCK COMPENSATION PLANS (Continued)

  Restricted Stock

        The following table presents a summary of restricted stock transactions for the year indicated:

	Number of Shares	Weighted Average Fair Value on Grant Date
Unvested restricted stock, December 31, 2009	1,095,417	$42.86
Granted	443,050	19.99
Shares issued by the Company upon vesting	(268,568)	36.78
Forfeited	(39,317)	45.82

Unvested restricted stock, December 31, 2010	1,230,582	35.86
Granted	692,900	20.50
Shares issued by the Company upon vesting	(203,174)	30.13
Forfeited	(44,578)	23.56

Unvested restricted stock, December 31, 2011	1,675,730	30.53
Granted	226,400	23.77
Shares issued by the Company upon vesting	(195,871)	21.69
Forfeited	(7,978)	22.31

Unvested restricted stock, December 31, 2012	1,698,281	$30.68

        At December 31, 2012, there were outstanding 848,281 shares of unvested time-based restricted common stock and 850,000 shares of unvested performance-based restricted common stock. The awarded shares of time-based restricted common stock vest over a service period of three to five years from the date of the grant. The awarded shares of performance-based restricted common stock vest in full on the date the Compensation, Nominating and Governance, or CNG, Committee of the Board of Directors, as Administrator of the 2003 Plan, determines that the Company achieved certain financial goals established by the CNG Committee as set forth in the grant documents. Both time-based and performance-based restricted common stock vest immediately upon a change in control of the Company as defined in the 2003 Plan and upon death of the employee. The vesting date fair values of restricted stock awards that vested during 2012, 2011, and 2010 were $4.5 million, $3.7 million, and $5.2 million, respectively.

        Compensation expense related to time-based restricted stock awards is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. Restricted stock amortization totaled $5.7 million, $7.6 million, and $8.5 million for the years ended December 31, 2012, 2011, and 2010, respectively. Such amounts are included in compensation expense on the accompanying consolidated statements of earnings (loss). The income tax benefit recognized in the consolidated statements of earnings (loss) related to this expense was $2.2 million, $3.2 million, and $3.7 million for 2012, 2011, and 2010, respectively. As of December 31, 2012, total unrecognized compensation cost related to unvested time-based restricted stock was $10.7 million. This cost is expected to be recognized over a weighted average period of 1.3 years.

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

        The total amount of unrecognized compensation expense related to all performance-based restricted stock for which amortization was suspended or has not commenced totaled $33.8 million at December 31, 2012 as presented in the following table:

	Number of Shares Outstanding	Total Unrecognized Compensation Expense	Expiration Date of Award
	(Dollars in thousands)
Performance-based restricted stock granted in:
2006	275,000	$14,924	March 31, 2013
2007	205,000	11,259	March 31, 2017
2008	20,000	453	March 31, 2013
2011	350,000	7,161	March 31, 2016

Outstanding performance-based restricted stock awards	850,000	$33,797

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 16—STOCK COMPENSATION PLANS (Continued)

        The following table summarizes information about outstanding time-based and performance-based restricted stock awards at December 31, 2012:

	At Grant Date		Vested		Forfeited		Outstanding at December 31, 2012
	Number of Shares Grant	Weighted Average Fair Value	Number of Shares Vested	Weighted Average Fair Value on Grant Date	Number of Shares Forfeited	Weighted Average Fair Value on Grant Date	Number of Shares Outstanding	Weighted Average Fair Value on Grant Date	Weighted Average Fair Value(1) (000)	Weighted Average Remaining Contractual Life (Years)
Time-based restricted stock granted in:
2008	577,730	$29.52	516,639	$29.12	33,404	$31.42	27,687	$34.57	$686	0.1
2009	57,812	$15.88	55,646	$15.82	—	$—	2,166	$17.37	54	0.5
2010	443,050	$19.99	141,022	$19.88	22,200	$22.03	279,828	$19.88	6,931	0.7
2011	342,900	$20.54	—	$—	28,450	$21.76	314,450	$20.43	7,789	1.3
2012	226,400	$23.77	—	$—	2,250	$22.23	224,150	$23.79	5,552	2.3

Outstanding time-based restricted stock awards	1,647,892		713,307		86,304		848,281		21,012	1.3

Performance-based stock granted in:
2006	315,000	$54.27	—	$—	40,000	$54.21	275,000	$54.27	6,812	0.3
2007	205,000	$54.92	—	$—	—	$—	205,000	$54.92	5,078	4.1
2008	20,000	$22.66	—	$—	—	$—	20,000	$22.66	495	0.3
2011	350,000	$20.46	—	$—	—	$—	350,000	$20.46	8,669	3.2

Outstanding performance-based restricted stock awards	890,000		—		40,000		850,000		21,054	2.4

Total awards	2,537,892		713,307		126,304		1,698,281		$42,066	1.9

(1)
Determined using the $24.77 closing price of PacWest common stock on December 31, 2012.

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

        Expense related to 401(k) contributions was $1.0 million, $433,000, and $498,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 18—STOCKHOLDERS' EQUITY

        As a Delaware corporation, the Company records treasury shares for shares surrendered to the Company resulting from statutory payroll tax obligations arising from the vesting of restricted stock. During 2012, the Company purchased 63,681 treasury shares at a weighted average price of $23.17 per share. During 2011, the Company purchased 80,173 treasury shares at a weighted average price of $18.27 per share. During 2010, the Company purchased 94,666 treasury shares at a weighted average price of $19.34 per share.

NOTE 19—DIVIDEND AVAILABILITY AND REGULATORY MATTERS

        Holders of Company common stock are entitled to receive dividends declared by the Board of Directors out of funds legally available under state law governing the Company and certain federal laws and regulations governing the banking and financial services business. Our ability to pay dividends to our stockholders is subject to the restrictions set forth in Delaware General Corporation Law and certain covenants contained in the indentures governing trust preferred securities issued by us or entities that we have acquired. Notification to the FRB is also required prior to our declaring and paying dividends on common stock during any period in which our quarterly net earnings is insufficient to fund the dividend amount. Should the FRB object to payment of dividends on common stock, we would not be able to make the payment until approval is received or we no longer need to provide notice under applicable regulations.

        It is possible, depending upon the financial condition of the Bank, and other factors, that the FRB, the FDIC or the California Department of Financial Institutions ("DFI"), could assert that payment of dividends or other payments is an unsafe or unsound practice. Pacific Western is subject to restrictions under certain federal and state laws and regulations governing banks which limit its ability to transfer funds to the holding company through intercompany loans, advances or cash dividends. Dividends paid by state banks such as Pacific Western are regulated by the DFI under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for three previous fiscal years less any dividend paid during such period. During 2012, PacWest received $50.0 million in dividends from the Bank. For the foreseeable future, further dividends from the Bank to PacWest will require DFI approval.

        PacWest, as a bank holding company, is subject to regulation by the FRB under the Bank Holding Company Act of 1956, as amended. The Federal Deposit Insurance Corporation Improvement Act of 1991 required that the federal regulatory agencies adopt regulations defining capital tiers for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 19—DIVIDEND AVAILABILITY AND REGULATORY MATTERS (Continued)

assets, and of Tier I capital to average assets ("leverage ratio"). Tier 1 capital includes common stockholders' equity and trust preferred securities, less goodwill and certain other deductions (including a portion of servicing assets and the after-tax unrealized net gains and losses on securities available-for-sale). Total risk-based capital includes Tier 1 capital and other items such as subordinated debt and the allowance for credit losses. Both measures are stated as a percentage of risk-weighted assets, which are measured based on their perceived credit risk and include certain off-balance sheet exposures, such as unfunded loan commitments and letters of credit. The Company is also subject to a leverage ratio requirement, which is defined as Tier 1 capital as a percentage of average assets, adjusted for goodwill and other non-qualifying intangible assets and other assets.

        Bank holding companies considered to be "adequately capitalized" are required to maintain a minimum total risk-based capital ratio of 8%, a minimum Tier 1 risk-based capital ratio of 4.0%, and a minimum leverage ratio of 4.0%. Bank holding companies considered to be "well capitalized" must maintain a minimum total risk-based capital ratio of 10.0%, a minimum Tier 1 risk-based capital ratio of 6.0%, and a minimum leverage ratio of 5%. As of December 31, 2012, the most recent notification date to the regulatory agencies, the Company and the Bank are each "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's or any of the Bank's categories.

        Management believes, as of December 31, 2012, that we have met all capital adequacy requirements to which we are subject.

        Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are deducted from regulatory capital. There was no limitation on our deferred tax assets at December 31, 2012. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 19—DIVIDEND AVAILABILITY AND REGULATORY MATTERS (Continued)

        The following table presents actual capital amounts and ratios for the Company and the Bank as of the dates indicated:

			Well Capitalized Minimum Requirement
	Actual
					Excess Capital Amount
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2012:
Tier I capital (to average assets):
PacWest Bancorp Consolidated	$570,082	10.53%	$270,694	5.00%	$299,388
Pacific Western Bank	528,151	9.78	269,901	5.00	258,250
Tier I capital (to risk-weighted assets):
PacWest Bancorp Consolidated	570,082	15.17	225,541	6.00	344,541
Pacific Western Bank	528,151	14.10	224,778	6.00	303,373
Total capital (to risk-weighted assets):
PacWest Bancorp Consolidated	617,702	16.43	375,901	10.00	241,801
Pacific Western Bank	575,614	15.36	374,630	10.00	200,984
December 31, 2011:
Tier I capital (to average assets):
PacWest Bancorp Consolidated	$566,908	10.42%	$272,142	5.00%	$294,766
Pacific Western Bank	528,782	9.73	271,721	5.00	257,061
Tier I capital (to risk-weighted assets):
PacWest Bancorp Consolidated	566,908	15.97	213,022	6.00	353,886
Pacific Western Bank	528,782	14.95	212,269	6.00	316,513
Total capital (to risk-weighted assets):
PacWest Bancorp Consolidated	612,284	17.25	355,037	10.00	257,247
Pacific Western Bank	574,003	16.22	353,781	10.00	220,222

        The Company issued subordinated debentures to trusts that were established by us or entities that we have acquired, which, in turn, issued trust preferred securities, which totaled $105.0 million at December 31, 2012. The Company includes in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as stockholders' equity less goodwill, net of any related deferred income tax liability. At December 31, 2012, the amount of trust preferred securities included in Tier I capital was $105.0 million. While our existing trust preferred securities are currently grandfathered as Tier 1 capital under the Dodd-Frank Wall Street Reform and Consumer Protection Act, proposed regulatory capital guidelines would phase them out of Tier 1 capital over a period of 10 years, beginning in 2013, until they are fully-phased out on January 1, 2022. New issuances of trust preferred securities will not qualify as Tier 1 capital. If trust preferred securities are excluded from regulatory capital, we remain "well capitalized."

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

NOTE 20—BUSINESS SEGMENTS

        The Company's reportable segments consist of "Banking," "Asset Financing," and "Other." At December 31, 2012, the Other segment consisted of the PacWest Bancorp holding company and other elimination and reconciliation entries.

        The Bank's Asset Financing segment includes the operations of the divisions and subsidiaries that provide asset-based commercial loans and equipment leases. The asset-based lending products are offered primarily through three business units: (1) First Community Financial ("FCF"), a division of the Bank, based in Phoenix, Arizona; (2) BFI Business Finance ("BFI"), a wholly-owned subsidiary of the Bank, based in San Jose, California; and (3) Celtic, a wholly-owned subsidiary of the Bank based in Santa Monica, California. The Bank's leasing products are offered through EQF, a division of the Bank based in Midvale, Utah.

        With the acquisitions of EQF in January 2012 and Celtic in April 2012, we expanded our asset-based lending operations, both in terms of size and product diversification by adding equipment leasing, and determined that our asset financing operations met the threshold to be a reportable segment beginning with the second quarter of 2012.

        The accounting policies of the reported segments are the same as those of the Company described in Note 1, "Nature of Operations and Summary of Significant Accounting Policies." Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Asset Financing segment based upon the Bank's total cost of interest-bearing liabilities. The provision for credit losses is allocated based on actual charge-offs for the period as well as assigning a minimum reserve requirement to the Asset Financing segment. Noninterest income and noninterest expense directly attributable to a segment are assigned to it.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 20—BUSINESS SEGMENTS (Continued)

        The following tables present information regarding our business segments as of and for the periods indicated:

	December 31, 2012
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Non-covered loans and leases, net of unearned income	$2,631,838	$415,132	$—	$3,046,970
Allowance for loan and lease losses	(61,469)	(4,430)	—	(65,899)

Non-covered loans and leases, net	2,570,369	410,702	—	2,981,071
Covered loans, net	517,258	—	—	517,258

Total loans and leases, net	$3,087,627	$410,702	$—	$3,498,329

Goodwill and other intangibles(1)	$66,339	$28,250	$—	$94,589
Total assets	4,991,927	451,557	20,174	5,463,658
Total deposits(2)	4,737,593	—	(28,472)	4,709,121

(1)
Other intangibles include only core deposit and customer relationship intangibles. Non-compete agreements, tradenames, and favorable lease rights intangibles of $2.2 million are included in other assets on the consolidated balance sheets.

(2)
The negative balance in the "Other" segment represents the elimination of holding company cash held at the Bank.

	December 31, 2011
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Non-covered loans, net of unearned income	$2,658,477	$149,236	$—	$2,807,713
Allowance for loan losses	(82,628)	(2,685)	—	(85,313)

Non-covered loans, net	2,575,849	146,551	—	2,722,400
Covered loans, net	703,023	—	—	703,023

Total loans, net	$3,278,872	$146,551	$—	$3,425,423

Goodwill and other intangibles(1)	$56,556	$—	$—	$56,556
Total assets	5,359,794	152,231	16,212	5,528,237
Total deposits(2)	4,613,353	—	(35,900)	4,577,453

(1)
Other intangibles include only core deposit and customer relationship intangibles. Tradenames and favorable lease rights intangibles of $1.5 million are included in other assets on the consolidated balance sheets.

(2)
The negative balance in the "Other" segment represents the elimination of holding company cash held at the Bank.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 20—BUSINESS SEGMENTS (Continued)

	Year Ended Ended December 31, 2012
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$251,720	$44,395	$—	$296,115
Intersegment interest expense	2,055	(2,055)	—	—
Other interest expense	(15,043)	(884)	(3,721)	(19,648)

Net interest income	238,732	41,456	(3,721)	276,467

Negative provision (provision) for credit losses	14,585	(1,766)	—	12,819

Noninterest income	11,741	4,017	114	15,872

Intangible asset amortization	(5,898)	(428)	—	(6,326)
Debt termination expense	(24,195)	—	1,597	(22,598)
Other noninterest expense	(153,660)	(23,502)	(5,576)	(182,738)

Total noninterest expense	(183,753)	(23,930)	(3,979)	(211,662)

Earnings (loss) before income taxes	81,305	19,777	(7,586)	93,496
Income taxes	(31,542)	(8,327)	3,174	(36,695)

Net earnings (loss)	$49,763	$11,450	$(4,412)	$56,801

	Year Ended Ended December 31, 2011
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$276,734	$18,550	$—	$295,284
Intersegment interest expense	1,226	(1,226)	—	—
Other interest expense	(27,720)	—	(4,923)	(32,643)

Net interest income	250,240	17,324	(4,923)	262,641

Provision for credit losses	(26,520)	(50)	—	(26,570)

Noninterest income	30,609	660	157	31,426

Intangible asset amortization	(8,264)	(164)	—	(8,428)
Other noninterest expense	(152,464)	(10,846)	(8,255)	(171,565)

Total noninterest expense	(160,728)	(11,010)	(8,255)	(179,993)

Earnings (loss) before income taxes	93,601	6,924	(13,021)	87,504
Income taxes	(39,554)	(2,917)	5,671	(36,800)

Net earnings (loss)	$54,047	$4,007	$(7,350)	$50,704

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 20—BUSINESS SEGMENTS (Continued)

	Year Ended Ended December 31, 2010
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$272,411	$17,873	$—	$290,284
Intersegment interest expense	1,284	(1,284)	—	—
Other interest expense	(35,363)	—	(5,594)	(40,957)

Net interest income	238,332	16,589	(5,594)	249,327

Provision for credit losses	(211,922)	(570)	—	(212,492)

Noninterest income	42,522	542	174	43,238

Intangible asset amortization	(9,264)	(378)	—	(9,642)
Debt termination expense	(2,660)	—	—	(2,660)
Other noninterest expense	(155,997)	(10,839)	(9,665)	(176,501)

Total noninterest expense	(167,921)	(11,217)	(9,665)	(188,803)

Earnings (loss) before income taxes	(98,989)	5,344	(15,085)	(108,730)
Income taxes	42,621	(2,263)	6,356	46,714

Net earnings (loss)	$(56,368)	$3,081	$(8,729)	$(62,016)

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 21—CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

        The parent company only condensed balance sheets as of December 31, 2012 and 2011 and the related condensed statements of net earnings (loss) and condensed statements of cash flows for each of the years in the three-year period ended December 31, 2012 are presented below:

	December 31,
Parent Company Only Condensed Balance Sheets	2012	2011
	(In thousands)
Assets:
Cash and due from banks	$28,472	$35,900
Investments in subsidiaries	649,656	625,494
Other assets	20,174	22,455

Total assets	$698,302	$683,849

Liabilities:
Subordinated debentures	$108,250	$129,271
Other liabilities	931	8,375

Total liabilities	109,181	137,646
Stockholders' equity	589,121	546,203

Total liabilities and stockholders' equity	$698,302	$683,849

	Year Ended December 31,
Parent Company Only Condensed Statements of Earnings (Loss)	2012	2011	2010
	(In thousands)
Miscellaneous income	$114	$157	$174
Dividends from Bank subsidiary	50,000	25,500	—

Total income	50,114	25,657	174

Interest expense	3,721	4,923	5,594
Operating expenses	3,979	8,255	9,665

Total expenses	7,700	13,178	15,259

Earnings (loss) before income taxes and equity in undistributed earnings of subsidiaries	42,414	12,479	(15,085)
Income tax benefit	3,174	5,671	6,356

Earnings (loss) before equity in undistributed earnings (losses) of subsidiaries	45,588	18,150	(8,729)
Equity in undistributed earnings (losses) of subsidiaries	11,213	32,554	(53,287)

Net earnings (loss)	$56,801	$50,704	$(62,016)

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 21—CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (Continued)

	Year Ended December 31,
Parent Company Only Condensed Statements of Cash Flows	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$56,801	$50,704	$(62,016)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Change in other assets	711	(4,533)	(6,002)
Change in liabilities	(4,122)	6,262	(2,650)
Tax effect in stockholders' equity of restricted stock vesting	(102)	501	909
Earned stock compensation	715	3,551	4,174
Equity in undistributed (earnings) losses of subsidiaries	(11,213)	(32,554)	53,287

Net cash provided by (used in) operating activities	42,790	23,931	(12,298)

Cash flows from investing activities:
Purchases of securities available-for-sale	(1,500)	(2,580)	—
Net increase in investment in subsidiaries	—	—	(30,000)

Net cash used in investing activities	(1,500)	(2,580)	(30,000)

Cash flows from financing activities:
Redemption of subordinated debentures	(18,558)	—	—
Net proceeds from issuance of common stock	—	—	26,587
Tax effect in stockholders' equity of restricted stock vesting	102	(501)	(909)
Restricted stock surrendered	(1,475)	(1,465)	(1,831)
Cash dividends paid	(28,787)	(7,626)	(1,445)

Net cash (used in) provided by financing activities	(48,718)	(9,592)	22,402

Net increase (decrease) in cash and cash equivalents	(7,428)	11,759	(19,896)
Cash and cash equivalents, beginning of year	35,900	24,141	44,037

Cash and cash equivalents, end of year	$28,472	$35,900	$24,141

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 22—SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

        The following table sets forth our unaudited, quarterly results for the periods indicated. For all periods including and prior to the second quarter of 2011, we reclassified recoveries on covered loans such that recoveries reduce the credit loss provision for covered loans rather than increase FDIC loss sharing income. Such reclassifications had no effect on reported net earnings or losses.

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(Dollars in thousands, except per share data)
Interest income	$73,702	$75,123	$72,890	$74,400
Interest expense	(4,099)	(4,352)	(4,477)	(6,720)

Net interest income	69,603	70,771	68,413	67,680

Negative provision (provision) for credit losses:
Non-covered loans	—	2,000	—	10,000
Covered loans	4,333	141	271	(3,926)

Total negative provision for credit losses	4,333	2,141	271	6,074

FDIC loss sharing income (expense), net	(6,022)	(367)	(102)	(3,579)
Gain on sale of securities	1,239	—	—	—
Other-than-temporary impairment loss on covered security	—	—	(1,115)	—
Other noninterest income	6,840	6,049	6,088	6,841

Total noninterest income	2,057	5,682	4,871	3,262

Non-covered OREO expense, net	(316)	(1,883)	(130)	(1,821)
Covered OREO expense, net	461	(4,290)	(2,130)	(822)
Acquisition and integration costs	(1,092)	(2,101)	(871)	(25)
Debt termination expense	—	—	—	(22,598)
Other noninterest expense	(42,578)	(43,383)	(44,454)	(43,629)

Total noninterest expense	(43,525)	(51,657)	(47,585)	(68,895)

Earnings before income taxes	32,468	26,937	25,970	8,121
Income tax expense	(12,576)	(10,849)	(10,413)	(2,857)

Net earnings	$19,892	$16,088	$15,557	$5,264

Earnings per share:
Basic	$0.54	$0.43	$0.42	$0.14
Diluted	$0.54	$0.43	$0.42	$0.14

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 22—SELECTED QUARTERLY FINANCIAL DATA (Unaudited) (Continued)

	Three Months Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(Dollars in thousands, except per share data)
Interest income	$70,913	$72,518	$77,196	$74,657
Interest expense	(7,140)	(8,077)	(8,507)	(8,919)

Net interest income	63,773	64,441	68,689	65,738

Provision for credit losses:
Non-covered loans	—	—	(5,500)	(7,800)
Covered loans	(4,122)	(348)	(5,890)	(2,910)

Total provision for credit losses	(4,122)	(348)	(11,390)	(10,710)

FDIC loss sharing income (expense), net	2,667	963	5,316	(1,170)
Other noninterest income	5,587	6,180	5,924	5,959

Total noninterest income	8,254	7,143	11,240	4,789

Non-covered OREO expense, net	(1,714)	(2,293)	(2,300)	(703)
Covered OREO expense, net	(226)	(4,813)	(1,205)	2,578
Acquisition and integration costs	(600)	—	—	—
Other noninterest expense	(40,929)	(41,481)	(43,033)	(43,274)

Total noninterest expense	(43,469)	(48,587)	(46,538)	(41,399)

Earnings before income taxes	24,436	22,649	22,001	18,418
Income tax expense	(10,553)	(9,345)	(9,160)	(7,742)

Net earnings	$13,883	$13,304	$12,841	$10,676

Earnings per share:
Basic	$0.38	$0.36	$0.35	$0.29
Diluted	$0.38	$0.36	$0.35	$0.29

NOTE 23—RELATED PARTY TRANSACTIONS

        Castle Creek Financial, LLC, or Castle Creek Financial, serves as the exclusive financial advisor for the Company pursuant to a services agreement dated May 18, 2011, between Castle Creek Financial and the Company. Castle Creek Financial is an affiliate of Castle Creek Capital, LLC, which is controlled by the Company's chairman. During 2012, the Bank paid an advisory fee of $448,000 to Castle Creek Financial in connection with the APB acquisition which was completed on August 1, 2012. During 2011 and 2010, there were no amounts paid by the Company to Castle Creek Financial.

        CapGen Capital Group II LP, or CapGen, is a significant stockholder of the Company and our top tier holding Company. One of the Company's directors is a principal with CapGen and, pursuant to an agreement, 80% of his board service fees are remitted to CapGen Financial, LLC. In addition, in lieu of the stock awards with a value of $30,000 on the date of grant in 2012 and 2011 for non-employee directors, 80% of such value was remitted in cash to CapGen Financial, LLC. The Company paid CapGen Financial, LLC $72,000, $72,000, and $48,000 related to board service fees during 2012, 2011, and 2010, respectively.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 23—RELATED PARTY TRANSACTIONS (Continued)

        As of December 31, 2012 and 2011, there were no loans outstanding to any members of our board of directors or executive management. Such parties' deposits as of those dates totaled $4.2 million and $4.6 million, respectively, and bear market rates and terms.

NOTE 24—SUBSEQUENT EVENTS (Unaudited)

        We have evaluated events that have occurred subsequent to December 31, 2012 and have concluded there are no subsequent events that would require recognition in the accompanying consolidated financial statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2012 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        (b)    Management's Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

        Report of the Registered Public Accounting Firm.    KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

        (c)    Changes in Internal Control Over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information required by this Item regarding the Company's directors and executive officers, and corporate governance, including information with respect to beneficial ownership reporting compliance, will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2013 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to the registrant's Code of Business Conduct and Ethics that applies to its employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10-K under "Item 1. Business—Available Information."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2013 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2013 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to securities authorized for issuance under the Company's equity compensation plans is included in Part II of this Annual Report on Form 10-K under "Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2013 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2013 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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

  3.
  Exhibits

        The following documents are included or incorporated by reference in this Annual Report on Form 10-K:

2.1	Agreement and Plan of Merger dated as of November 6, 2012, by and between PacWest Bancorp and First California Financial Group, Inc. (Exhibit 2.1 to Form 8-K filed on November 9, 2012 and incorporated herein by this reference).
3.1	Certificate of Incorporation, as amended, of PacWest Bancorp, a Delaware Corporation, dated April 22, 2008 (Exhibit 3.1 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
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

10.1*	PacWest Bancorp 2003 Stock Incentive Plan, as amended and restated, dated March 28, 2012, (pages A-1 to A-15 of the Company's Definitive Proxy Statement filed on April 6, 2012, and incorporated herein by this reference).
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) the Consolidated Statements of Earnings (Loss) for the years ended December 31, 2012, 2011, and 2010, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011, and 2010, (iv) the Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2012, 2011, and 2010, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010, and (vi) the Notes to Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.)

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

PACWEST BANCORP
Dated: March 1, 2013	By:	/s/ MATTHEW P. WAGNER Matthew P. Wagner (Chief Executive Officer)

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

Signature	Title	Date

/s/ JOHN M. EGGEMEYER John M. Eggemeyer	Chairman of the Board of Directors	March 1, 2013
/s/ MATTHEW P. WAGNER Matthew P. Wagner	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2013
/s/ VICTOR R. SANTORO Victor R. Santoro	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2013
/s/ MARK N. BAKER Mark N. Baker	Director	March 1, 2013

Signature	Title	Date

/s/ CRAIG A. CARLSON Craig A. Carlson	Director	March 1, 2013
/s/ STEPHEN M. DUNN Stephen M. Dunn	Director	March 1, 2013
/s/ BARRY C. FITZPATRICK Barry C. Fitzpatrick	Director	March 1, 2013
/s/ GEORGE E. LANGLEY George E. Langley	Director	March 1, 2013
/s/ SUSAN E. LESTER Susan E. Lester	Director	March 1, 2013
/s/ TIMOTHY B. MATZ Timothy B. Matz	Director	March 1, 2013
/s/ ARNOLD W. MESSER Arnold W. Messer	Director	March 1, 2013
/s/ DANIEL B. PLATT Daniel B. Platt	Director	March 1, 2013
/s/ JOHN W. ROSE John W. Rose	Director	March 1, 2013
/s/ ROBERT A. STINE Robert A. Stine	Director	March 1, 2013