Form 10-Q
period 2013-03-31
PACWEST BANCORP
filed 2013-05-09
CIK 1102112

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 00-30747

PACWEST BANCORP
(Exact name of registrant as specified in its charter)

DELAWARE	33-0885320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
10250 Constellation Blvd., Suite 1640 Los Angeles, California	90067
(Address of principal executive offices)	(Zip Code)
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

        As of May 1, 2013, there were 35,867,862 shares of the registrant's common stock outstanding, excluding 1,498,495 shares of unvested restricted stock.

PACWEST BANCORP AND SUBSIDIARIES

MARCH 31, 2013 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements (Unaudited)

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Par Value and Share Data)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Cash and due from banks	$90,659	$89,011
Interest-earning deposits in financial institutions	41,019	75,393

Total cash and cash equivalents	131,678	164,404

Securities available-for-sale, at fair value ($43,785 and $44,684 covered by FDIC loss sharing at March 31, 2013 and December 31, 2012, respectively)	1,362,777	1,355,385
Federal Home Loan Bank stock, at cost	33,400	37,126

Total investment securities	1,396,177	1,392,511

Non-covered loans and leases, net of unearned income	2,956,897	3,046,970
Allowance for loan and lease losses	(65,216)	(65,899)

Non-covered loans and leases, net	2,891,681	2,981,071
Covered loans, net	483,063	517,258

Total loans and leases, net	3,374,744	3,498,329

Other real estate owned, net ($17,311 and $22,842 covered by FDIC loss sharing at March 31, 2013 and December 31, 2012, respectively)	53,272	56,414
Premises and equipment, net	18,950	19,503
FDIC loss sharing asset	55,840	57,475
Cash surrender value of life insurance	68,587	68,326
Goodwill	79,673	79,866
Core deposit and customer relationship intangibles, net	13,547	14,723
Other assets	107,437	112,107

Total assets	$5,299,905	$5,463,658

LIABILITIES
Noninterest-bearing deposits	$1,941,234	$1,939,212
Interest-bearing deposits	2,611,996	2,769,909

Total deposits	4,553,230	4,709,121
Borrowings	11,196	12,591
Subordinated debentures	108,250	108,250
Accrued interest payable and other liabilities	37,433	44,575

Total liabilities	4,710,109	4,874,537

Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value; authorized 75,000,000 shares; 37,501,627 shares issued at March 31, 2013 and 37,772,559 at December 31, 2012 (includes 1,203,495 and 1,698,281 shares of unvested restricted stock, respectively)	375	377
Additional paid-in capital	1,055,504	1,062,184
Accumulated deficit	(486,043)	(499,537)
Treasury stock, at cost; 430,270 and 351,650 shares at March 31, 2013 and December 31, 2012	(8,985)	(6,803)
Accumulated other comprehensive income	28,945	32,900

Total stockholders' equity	589,796	589,121

Total liabilities and stockholders' equity	$5,299,905	$5,463,658

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Interest income:
Loans and leases	$61,010	$65,455	$64,752
Investment securities	8,216	8,173	9,580
Deposits in financial institutions	43	74	68

Total interest income	69,269	73,702	74,400

Interest expense:
Deposits	2,649	3,039	3,604
Borrowings	144	228	1,925
Subordinated debentures	783	832	1,191

Total interest expense	3,576	4,099	6,720

Net interest income	65,693	69,603	67,680

Provision (negative provision) for credit losses:
Non-covered loans and leases	—	—	(10,000)
Covered loans	3,137	(4,333)	3,926

Total provision (negative provision) for credit losses	3,137	(4,333)	(6,074)

Net interest income after provision for credit losses	62,556	73,936	73,754

Noninterest income:
Service charges on deposit accounts	2,863	3,063	3,353
Other commissions and fees	1,933	2,025	1,883
Gain on sale of leases	225	1,242	990
Gain on sale of securities	409	1,239	—
Increase in cash surrender value of life insurance	433	300	365
FDIC loss sharing (expense) income, net	(3,137)	(6,022)	(3,579)
Other income	114	210	250

Total noninterest income	2,840	2,057	3,262

Noninterest expense:
Compensation	25,350	23,269	24,187
Occupancy	6,598	6,773	7,288
Data processing	2,233	2,272	2,280
Other professional services	2,097	2,200	1,770
Business development	736	684	638
Communications	613	637	608
Insurance and assessments	1,261	1,270	1,293
Non-covered other real estate owned, net	313	316	1,821
Covered other real estate owned, net	(813)	(461)	822
Intangible asset amortization	1,176	1,176	1,735
Acquisition and integration	692	1,092	25
Debt termination	—	—	22,598
Other expense	3,927	4,297	3,830

Total noninterest expense	44,183	43,525	68,895

Earnings before income taxes	21,213	32,468	8,121
Income tax expense	(7,719)	(12,576)	(2,857)

Net earnings	$13,494	$19,892	$5,264

Earnings per share:
Basic	$0.37	$0.54	$0.14
Diluted	$0.37	$0.54	$0.14
Dividends declared per share	$0.25	$0.25	$0.18

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Net earnings	$13,494	$19,892	$5,264
Other comprehensive (loss) income related to unrealized gains (losses) on securities available-for-sale:
Unrealized holding (losses) gains arising during the period	(6,410)	(11,028)	7,409
Income tax benefit (expense) related to unrealized holding (losses) gains arising during the period	2,692	4,632	(3,111)
Reclassification adjustment for gain included in net earnings	(409)	(1,239)	—
Income tax expense related to reclassification adjustment	172	520	—

Other comprehensive (loss) income	(3,955)	(7,115)	4,298

Comprehensive income	$9,539	$12,777	$9,562

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in Thousands, Except Share Data)

(Unaudited)

	Three Months Ended March 31, 2013
	Common Stock
						Accumulated Other Comprehensive Income
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total
Balance, December 31, 2012	37,420,909	$377	$1,062,184	$(499,537)	$(6,803)	$32,900	$589,121
Net earnings	—	—	—	13,494	—	—	13,494
Other comprehensive loss— net unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	(3,955)	(3,955)
Restricted stock awarded and earned stock compensation, net of shares forfeited	(270,932)	(2)	1,766	—	—	—	1,764
Restricted stock surrendered	(78,620)	—	—	—	(2,182)	—	(2,182)
Tax effect from vesting of restricted stock	—	—	660	—	—	—	660
Cash dividends paid ($0.25 per share)	—	—	(9,106)	—	—	—	(9,106)

Balance, March 31, 2013	37,071,357	$375	$1,055,504	$(486,043)	$(8,985)	$28,945	$589,796

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net earnings	$13,494	$5,264
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	7,292	3,861
Provision (negative provision) for credit losses	3,137	(6,074)
Gain on sale of other real estate owned	(1,910)	(1,434)
Provision for losses on other real estate owned	1,185	2,981
Gain on sale of leases	(225)	(990)
Gain on sale of premises and equipment	—	(3)
Gain on sale of securities	(409)	—
Earned stock compensation	1,764	1,633
Tax effect included in stockholders' equity of restricted stock vesting	(660)	(92)
Decrease in accrued and deferred income taxes, net	8,611	2,849
Decrease in FDIC loss sharing asset	1,635	15,617
(Increase) decrease in other assets	(486)	5,637
Decrease in accrued interest payable and other liabilities	(7,601)	(18,592)

Net cash provided by operating activities	25,827	10,657

Cash flows from investing activities:
Net cash used in acquisitions	—	(27,908)
Net decrease in loans and leases	113,099	96,668
Proceeds from sale of loans and leases	3,054	17,292
Securities available-for-sale:
Proceeds from maturities and paydowns	100,980	85,683
Proceeds from sales	12,810	—
Purchases	(132,446)	(136,046)
Net redemptions of Federal Home Loan Bank stock	3,726	2,204
Proceeds from sales of other real estate owned	8,847	13,980
Purchases of premises and equipment, net	(742)	(955)
Proceeds from sales of premises and equipment	—	37

Net cash provided by investing activities	109,328	50,955

Cash flows from financing activities:
Net increase (decrease) in deposits:
Noninterest-bearing	2,022	99,879
Interest-bearing	(157,913)	(120,662)
Net decrease in borrowings	(1,362)	(47,697)
Redemption of subordinated debentures	—	(18,558)
Repayment of acquired debt	—	(128,677)
Restricted stock surrendered	(2,182)	(1,301)
Tax effect included in stockholders' equity of restricted stock vesting	660	92
Cash dividends paid	(9,106)	(6,544)

Net cash used in financing activities	(167,881)	(223,468)

Net decrease in cash and cash equivalents	(32,726)	(161,856)
Cash and cash equivalents, beginning of period	164,404	295,617

Cash and cash equivalents, end of period	$131,678	$133,761

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,063	$8,052
Cash received for income taxes	(760)	—
Loans transferred to other real estate owned	4,980	9,081

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1—BASIS OF PRESENTATION

        PacWest Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for our Los Angeles-based wholly-owned banking subsidiary, Pacific Western Bank, which we refer to as "Pacific Western" or the "Bank." When we say "we," "our," or the "Company," we mean the Company on a consolidated basis with the Bank. When we refer to "PacWest" or to the holding company, we are referring to the parent company on a stand-alone basis.

        Pacific Western is a full-service commercial bank offering a broad range of banking products and services including: accepting demand, money market, and time deposits; originating loans and leases, including commercial, real estate construction, equipment finance leases, SBA guaranteed and consumer loans; and providing other business-oriented products. Our operations are primarily located in Southern California extending from San Diego County to California's Central Coast; we also operate three banking offices in the San Francisco Bay area, a leasing operation based in Utah, and asset-based lending operations based in Arizona as well as San Jose and Santa Monica, California. The Bank focuses on conducting business with small to medium sized businesses in our marketplace and the owners and employees of those businesses. The majority of our loans are secured by the real estate collateral of such businesses. Our asset-based lending function operates in Arizona, California, Texas, Colorado, Minnesota, and the Pacific Northwest. Our equipment leasing function has lease receivables in 45 states.

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

        We have completed 25 acquisitions from May 2000 through March 31, 2013. Since 2000, our acquisitions have been accounted for using the acquisition method of accounting and accordingly, the operating results of the acquired entities have been included in the condensed consolidated financial statements from their respective acquisition dates. See Note 2, Acquisitions, for more information about acquisitions and Note 16, Subsequent Events, for information regarding the acquisition of First California Financial Group.

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

  Use of Estimates

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowance for credit losses, the carrying value of intangible assets, the carrying value of the FDIC loss sharing asset, and the realization of deferred tax assets.

        Management makes significant estimates and exercises significant judgment in estimating fair values and accounting for the acquired assets and assumed liabilities in acquisitions.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 2—ACQUISITIONS

        We completed the following acquisitions during the time period of January 1, 2012 to March 31, 2013, using the acquisition method of accounting, and accordingly, the operating results of the acquired entities have been included in our condensed consolidated financial statements from their respective dates of acquisition. The acquired balance sheets are presented at estimated fair value as of their respective acquisition dates:

	Acquisition and Date Acquired
	American Perspective Bank	Celtic Capital Corporation	Pacific Western Equipment Finance
	August 2012	April 2012	January 2012
	(In thousands)
Assets Acquired:
Cash and due from banks	$3,370	$3,435	$7,092
Interest-earning deposits in financial institutions	10,081	—	—
Investment securities available-for-sale	48,887	—	—
FHLB stock	1,412	—	—
Loans and leases	197,279	54,963	140,959
Other real estate owned	1,561	—	—
Goodwill	15,047	6,645	19,033
Core deposit and customer relationship intangibles	1,924	1,300	1,700
Other intangible assets	—	670	1,420
Leases in process	—	—	19,162
Other assets	4,234	69	467

Total assets acquired	$283,795	$67,082	$189,833

Liabilities Assumed:
Noninterest-bearing deposits	$40,673	$—	$—
Interest-bearing deposits	178,891	—	—
Borrowings from parent	—	—	128,677
Other borrowings	5,315	46,804	15,839
Accrued interest payable and other liabilities	840	2,278	10,317

Total liabilities assumed	$225,719	$49,082	$154,833

Cash consideration paid	$58,076	$18,000	$35,000

  American Perspective Bank Acquisition

        On August 1, 2012, Pacific Western completed the acquisition of American Perspective Bank, or APB, previously headquartered in San Luis Obispo, California. Pacific Western acquired all of the outstanding common stock of APB for $58.1 million in cash and APB was merged with and into Pacific Western; we refer to this transaction as the APB acquisition. APB operated two branches located in San Luis Obispo and Santa Maria, California, and a loan production office located in Paso Robles,

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 2—ACQUISITIONS (Continued)

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

  Pacific Western Equipment Finance Acquisition

        On January 3, 2012, Pacific Western completed the acquisition of Pacific Western Equipment Finance (formerly known as Marquette Equipment Finance, and which we refer to as EQF), an equipment leasing company based in Midvale, Utah. Pacific Western acquired all of the capital stock of EQF for $35 million in cash and EQF became a division of Pacific Western; we refer to this transaction as the EQF acquisition. The EQF acquisition diversified our lending portfolio, expanded our product lines, and deployed excess liquidity into higher yielding assets.

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead tested for impairment no less than annually. Impairment exists when the carrying value of goodwill exceeds its implied fair value. An impairment loss would be recognized in an amount equal to that excess and would be included in noninterest expense in the condensed consolidated statement of earnings.

        The following table presents the changes in the carrying amount of goodwill for the period indicated:

Goodwill
(In thousands)
Balance, December 31, 2012	$79,866
Adjustment to APB goodwill	(193)

Balance, March 31, 2013	$79,673

        Our intangible assets with definite lives are core deposit intangibles, or CDI, and customer relationship intangibles, or CRI. These intangible assets are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or loan customers acquired. The weighted average amortization period remaining for our CDI and CRI is

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 3—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

2.4 years. The aggregate amortization expense related to the intangible assets is expected to be $4.5 million for 2013. The estimated aggregate amortization expense related to these intangible assets for each of the next five years is $3.8 million for 2014, $3.5 million for 2015, $1.8 million for 2016, $587,000 for 2017, and $359,000 for 2018.

        The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$45,412	$45,412	$67,100
Additions	—	—	1,700
Fully amortized portion	—	—	(7,828)

Balance, end of period	45,412	45,412	60,972

Accumulated Amortization:
Balance, beginning of period	(30,689)	(29,513)	(49,685)
Amortization	(1,176)	(1,176)	(1,735)
Fully amortized portion	—	—	7,828
Balance, end of period	(31,865)	(30,689)	(43,592)

Net CDI and CRI, end of period	$13,547	$14,723	$17,380

NOTE 4—INVESTMENT SECURITIES

  Securities Available-for-Sale

        The following tables present amortized cost, gross unrealized gains and losses and carrying value (i.e. the estimated fair value), of securities available-for-sale as of the dates indicated. The covered private label collateralized mortgage obligations ("CMO's") were acquired in the FDIC-assisted acquisition of Affinity Bank in August 2009 and are covered by a FDIC loss sharing agreement. Other securities primarily consist of equity securities and an investment in overnight money market funds at a

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—INVESTMENT SECURITIES (Continued)

financial institution. See Note 10, Fair Value Measurements, for information on fair value measurements and methodology.

	March 31, 2013
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$751,011	$30,808	$(191)	$781,628
Government agency and government-sponsored enterprise collateralized mortgage obligations	97,524	1,742	(161)	99,105
Covered private label collateralized mortgage obligations	34,933	8,974	(122)	43,785
Municipal securities	362,212	7,926	(4,713)	365,425
Corporate debt securities	60,807	416	(19)	61,204
Other securities	6,385	5,245	—	11,630

Total securities available-for-sale	$1,312,872	$55,111	$(5,206)	$1,362,777

	December 31, 2012
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$774,677	$33,618	$(453)	$807,842
Government agency and government-sponsored enterprise collateralized mortgage obligations	99,956	1,870	(132)	101,694
Covered private label collateralized mortgage obligations	36,078	8,729	(123)	44,684
Municipal securities	339,547	10,445	(1,951)	348,041
Corporate debt securities	42,014	432	(81)	42,365
Other securities	6,389	4,370	—	10,759

Total securities available-for-sale	$1,298,661	$59,464	$(2,740)	$1,355,385

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—INVESTMENT SECURITIES (Continued)

        The following table presents the contractual maturity distribution of our available-for-sale securities portfolio based on amortized cost and carrying value as of the date indicated:

	March 31, 2013
Maturity	Amortized Cost	Carrying Value
	(In thousands)
Due in one year or less	$7,375	$12,758
Due after one year through five years	3,940	4,117
Due after five years through ten years	51,365	53,467
Due after ten years	1,250,192	1,292,435

Total securities available-for-sale	$1,312,872	$1,362,777

        Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

        At March 31, 2013, the estimated fair value of residential mortgage-backed debt securities issued by the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac") that were held in our portfolio was approximately $797.3 million. We do not own any equity securities issued by Fannie Mae or Freddie Mac.

        As of March 31, 2013, securities available-for-sale with a carrying value of $157.5 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.

        During the three months ended March 31, 2013, we sold $12.4 million in corporate debt securities for which we realized a $409,000 gross gain. During the three months ended December 31, 2012, we sold $43.9 million in government agency and government-sponsored enterprise pass through securities for which we realized a $1.2 million gross gain. All of the securities were sold as part of our investment portfolio risk management activities to reduce price volatility and duration.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—INVESTMENT SECURITIES (Continued)

        The following tables present, for those securities that were in a gross unrealized loss position, the carrying values and the gross unrealized losses on securities by length of time the securities were in an unrealized loss position as of the dates indicated:

	March 31, 2013
	Less Than 12 Months		12 months or Longer		Total
Security Type	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$47,483	$(190)	$57	$(1)	$47,540	$(191)
Government agency and government-sponsored enterprise collateralized mortgage obligations	16,967	(128)	1,994	(33)	18,961	(161)
Covered private label collateralized mortgage obligations	465	(16)	1,533	(106)	1,998	(122)
Municipal securities	184,175	(4,713)	—	—	184,175	(4,713)
Corporate debt securities	5,040	(19)			5,040	(19)

Total	$254,130	$(5,066)	$3,584	$(140)	$257,714	$(5,206)

	December 31, 2012
	Less Than 12 Months		12 months or Longer		Total
Security Type	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$67,299	$(452)	$60	$(1)	$67,359	$(453)
Government agency and government-sponsored enterprise collateralized mortgage obligations	18,317	(132)	—	—	18,317	(132)
Covered private label collateralized mortgage obligations	—	—	1,692	(123)	1,692	(123)
Municipal securities	90,303	(1,951)	—	—	90,303	(1,951)
Corporate debt securities	16,819	(81)	—	—	16,819	(81)

Total	$192,738	$(2,616)	$1,752	$(124)	$194,490	$(2,740)

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—INVESTMENT SECURITIES (Continued)

        We reviewed the securities that were in a continuous loss position less than 12 months and longer than 12 months at March 31, 2013, and concluded that their losses were a result of the level of market interest rates relative to the types of securities and not a result of the underlying issuers' ability to repay. Accordingly, we determined that the securities were temporarily impaired and we did not recognize such impairment in the condensed consolidated statements of earnings. Additionally, we have no plans to sell these securities and believe that it is more likely than not we would not be required to sell these securities before recovery of their amortized cost.

        The following table presents the composition of our interest income on investment securities:

	Three Months Ended
Securities Interest by Type:	March 31, 2013	December 31, 2012	March 31, 2012
	(In thousands)
Taxable interest	$5,563	$5,915	$8,539
Nontaxable interest	2,425	1,987	980
Dividend income	228	271	61

Total interest income on investment securities	$8,216	$8,173	$9,580

  FHLB Stock

        At March 31, 2013, the Company had a $33.4 million investment in Federal Home Loan Bank of San Francisco ("FHLB") stock carried at cost. We evaluated the carrying value of our FHLB stock investment at March 31, 2013, and determined that it was not impaired. Our evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, the actions being taken by the FHLB to address its regulatory situation, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

NOTE 5—LOANS AND LEASES

  Non-Covered Loans and Leases

        When we refer to non-covered loans and leases we are referring to loans and leases not covered by our FDIC loss sharing agreements.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

        The following table presents the composition of non-covered loans and leases by portfolio segment as of the dates indicated:

	March 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage	$1,796,484	61%	$1,917,670	63%
Real estate construction	126,707	4	129,959	4
Commercial	794,419	26	787,775	25
Leases	204,766	7	174,373	6
Consumer	18,677	1	22,487	1
Foreign	17,268	1	17,241	1

Total gross non-covered loans and leases	2,958,321	100%	3,049,505	100%

Less:
Unearned income	(1,424)		(2,535)
Allowance for loan and lease losses	(65,216)		(65,899)

Total net non-covered loans and leases	$2,891,681		$2,981,071

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

        The following tables present a summary of the activity in the allowance for loan and lease losses on non-covered loans by portfolio segment for the periods indicated:

	Three Months Ended March 31, 2013
	Real Estate Mortgage	Real Estate Construction	Commercial	Leases	Consumer	Foreign	Total
	(In thousands)
Allowance for Loan and Lease Losses on Non-Covered Loans and Leases:
Balance, beginning of period	$38,700	$3,221	$20,661	$1,493	$1,726	$98	$65,899
Charge-offs	(322)	—	(708)	(114)	(9)	—	(1,153)
Recoveries	177	323	407	—	23	—	930
Provision (negative provision)	(1,290)	(244)	693	627	(246)	—	(460)

Balance, end of period	$37,265	$3,300	$21,053	$2,006	$1,494	$98	$65,216

Amount of the allowance applicable to loans and leases:
Individually evaluated for impairment	$7,805	$122	$4,467	$—	$273	$—	$12,667

Collectively evaluated for impairment	$29,460	$3,178	$16,586	$2,006	$1,221	$98	$52,549

Non-Covered Loan and Lease Balances:
Ending balance	$1,796,484	$126,707	$794,419	$204,766	$18,677	$17,268	$2,958,321

The ending balance of the non-covered loan and lease portfolio is composed of loans and leases:
Individually evaluated for impairment	$95,189	$13,688	$12,644	$244	$629	$—	$122,394

Collectively evaluated for impairment	$1,701,295	$113,019	$781,775	$204,522	$18,048	$17,268	$2,835,927

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

	Three Months Ended March 31, 2012
	Real Estate Mortgage	Real Estate Construction	Commercial	Leases	Consumer	Foreign	Total
	(In thousands)
Allowance for Loan and Lease Losses on Non-Covered Loans and Leases:
Balance, beginning of period	$50,205	$8,697	$23,308	$—	$2,768	$335	$85,313
Charge-offs	(2,190)	—	(871)	—	(199)	—	(3,260)
Recoveries	329	10	824	—	31	20	1,214
Provision (negative provision)	(6,134)	(2,232)	295	458	(692)	(195)	(8,500)

Balance, end of period	$42,210	$6,475	$23,556	$458	$1,908	$160	$74,767

Amount of the allowance applicable to loans and leases:
Individually evaluated for impairment	$9,369	$1,312	$6,897	$—	$262	$—	$17,840

Collectively evaluated for impairment	$32,841	$5,163	$16,659	$458	$1,646	$160	$56,927

Non-Covered Loan and Lease Balances:
Ending balance	$1,896,052	$118,304	$665,441	$153,845	$15,826	$18,752	$2,868,220

The ending balance of the non-covered loan and lease portfolio is composed of loans and leases:
Individually evaluated for impairment	$104,923	$30,026	$22,544	$233	$498	$—	$158,224

Collectively evaluated for impairment	$1,791,129	$88,278	$642,897	$153,612	$15,328	$18,752	$2,709,996

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

	March 31, 2013			December 31, 2012
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(In thousands)
Real estate mortgage:
Hospitality	$158,812	$13,660	$172,472	$168,489	$12,655	$181,144
SBA 504	49,678	5,725	55,403	48,372	5,786	54,158
Other	1,516,137	52,472	1,568,609	1,633,448	48,920	1,682,368

Total real estate mortgage	1,724,627	71,857	1,796,484	1,850,309	67,361	1,917,670

Real estate construction:
Residential	41,055	2,018	43,073	46,591	2,038	48,629
Commercial	79,852	3,782	83,634	77,503	3,827	81,330

Total real estate construction	120,907	5,800	126,707	124,094	5,865	129,959

Commercial:
Collateralized	418,425	14,227	432,652	440,187	12,989	453,176
Unsecured	75,880	2,548	78,428	66,947	2,897	69,844
Asset-based	254,633	3,631	258,264	235,075	4,355	239,430
SBA 7(a)	19,048	6,027	25,075	18,888	6,437	25,325

Total commercial	767,986	26,433	794,419	761,097	26,678	787,775

Leases	204,522	244	204,766	174,129	244	174,373
Consumer	17,810	867	18,677	21,616	871	22,487
Foreign	17,268	—	17,268	17,241	—	17,241

Total non-covered loans and leases	$2,853,120	$105,201	$2,958,321	$2,948,486	$101,019	$3,049,505

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

        The following tables present an aging analysis of our non-covered loans and leases by portfolio segment and class as of the dates indicated:

	March 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Hospitality	$—	$—	$—	$—	$172,472	$172,472
SBA 504	120	946	1,727	2,793	52,610	55,403
Other(1)	27,960	2,772	5,451	36,183	1,532,426	1,568,609

Total real estate mortgage	28,080	3,718	7,178	38,976	1,757,508	1,796,484

Real estate construction:
Residential	—	—	—	—	43,073	43,073
Commercial(1)	7,290	—	562	7,852	75,782	83,634

Total real estate construction	7,290	—	562	7,852	118,855	126,707

Commercial:
Collateralized	610	1,268	840	2,718	429,934	432,652
Unsecured	—	132	1,417	1,549	76,879	78,428
Asset-based	—	—	281	281	257,983	258,264
SBA 7(a)	251	—	1,426	1,677	23,398	25,075

Total commercial	861	1,400	3,964	6,225	788,194	794,419

Leases	44	—	244	288	204,478	204,766
Consumer	32	14	8	54	18,623	18,677
Foreign	—	—	—	—	17,268	17,268

Total non-covered loans and leases	$36,307	$5,132	$11,956	$53,395	$2,904,926	$2,958,321

(1)
Included in the 30-59 days past due amount at March 31, 2013, are two loans to the same borrower totaling $32.3 million. These loans, which were 32 days past due at quarter-end, are now current.

        At March 31, 2013 and December 31, 2012, the Company had no non-covered loans and leases that were greater than 90 days past due and still accruing interest. It is the Company's policy to discontinue accruing interest when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to the collectability of a loan or lease in the normal course of business. At March 31, 2013, nonaccrual loans and leases totaled $41.9 million. Nonaccrual loans and leases include $6.1 million of loans 30 to 89 days past due and $23.8 million of current loans which have been placed on nonaccrual status based on management's judgment regarding their collectability.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

	December 31, 2012
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

        Nonaccrual loans totaled $39.3 million at December 31, 2012, including $3.9 million of loans 30 to 89 days past due and $27.1 million of current loans.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

        The following table presents our nonaccrual and performing non-covered loans and leases by portfolio segment and class as of the dates indicated:

	March 31, 2013			December 31, 2012
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Hospitality	$6,823	$165,649	$172,472	$6,908	$174,236	$181,144
SBA 504	2,936	52,467	55,403	2,982	51,176	54,158
Other	20,045	1,548,564	1,568,609	15,929	1,666,439	1,682,368

Total real estate mortgage	29,804	1,766,680	1,796,484	25,819	1,891,851	1,917,670

Real estate construction:
Residential	1,046	42,027	43,073	1,057	47,572	48,629
Commercial	1,447	82,187	83,634	2,715	78,615	81,330

Total real estate construction	2,493	124,214	126,707	3,772	126,187	129,959

Commercial:
Collateralized	3,306	429,346	432,652	2,648	450,528	453,176
Unsecured	1,471	76,957	78,428	2,019	67,825	69,844
Asset-based	281	257,983	258,264	176	239,254	239,430
SBA 7(a)	3,867	21,208	25,075	4,181	21,144	25,325

Total commercial	8,925	785,494	794,419	9,024	778,751	787,775

Leases	244	204,522	204,766	244	174,129	174,373
Consumer	427	18,250	18,677	425	22,062	22,487
Foreign	—	17,268	17,268	—	17,241	17,241

Total non-covered loans and leases	$41,893	$2,916,428	$2,958,321	$39,284	$3,010,221	$3,049,505

        Nonaccrual loans and leases and performing restructured loans are considered impaired for reporting purposes. The following table presents the composition of our impaired loans and leases as of the dates indicated:

	March 31, 2013			December 31, 2012
	Nonaccrual Loans/Leases	Performing Restructured Loans	Total Impaired Loans/Leases	Nonaccrual Loans/Leases	Performing Restructured Loans	Total Impaired Loans/Leases
	(In thousands)
Real estate mortgage	$29,804	$65,385	$95,189	$25,819	$80,723	$106,542
Real estate construction	2,493	11,195	13,688	3,772	21,678	25,450
Commercial	8,925	3,719	12,644	9,024	3,684	12,708
Leases	244	—	244	244	—	244
Consumer	427	202	629	425	203	628

Total	$41,893	$80,501	$122,394	$39,284	$106,288	$145,572

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

        The following tables present information regarding our non-covered impaired loans and leases by portfolio segment and class for the dates indicated:

	March 31, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$8,860	$9,630	$1,772	$8,954	$9,640	$2,396
SBA 504	1,672	1,672	237	1,676	1,676	324
Other	64,492	67,361	5,796	58,364	60,262	5,107
Real estate construction:
Residential	1,046	1,077	115	1,303	1,330	165
Commercial	8,541	8,540	7	6,723	6,723	206
Commercial:
Collateralized	3,109	3,372	2,344	2,477	2,731	1,865
Unsecured	2,228	3,497	1,677	2,396	3,121	2,234
Asset-based	281	281	151	—	—	—
SBA 7(a)	2,159	2,758	295	2,871	3,616	426
Consumer	458	501	273	466	506	265
With No Related Allowance Recorded:
Real estate mortgage:
SBA 504	$2,936	$3,741	$—	$2,982	$3,755	$—
Other	17,229	20,222	—	34,566	38,447	—
Real estate construction:
Commercial	4,101	7,782	—	17,424	21,085	—
Commercial:
Collateralized	1,589	1,592	—	1,843	2,067	—
Unsecured	143	162	—	148	163	—
Asset-based	—	—	—	176	176	—
SBA 7(a)	3,135	4,608	—	2,797	4,057	—
Leases	244	244	—	244	244	—
Consumer	171	247	—	162	233	—
Total Non-Covered Loans and Leases With and Without An Allowance Recorded:
Real estate mortgage	$95,189	$102,626	$7,805	$106,542	$113,780	$7,827
Real estate construction	13,688	17,399	122	25,450	29,138	371
Commercial	12,644	16,270	4,467	12,708	15,931	4,525
Leases	244	244	—	244	244	—
Consumer	629	748	273	628	739	265

Total	$122,394	$137,287	$12,667	$145,572	$159,832	$12,988

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

	Three Months Ended March 31,
	2013		2012
	Weighted Average Recorded Investment(1)	Interest Income Recognized	Weighted Average Recorded Investment(1)	Interest Income Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$8,860	$20	$16,784	$132
SBA 504	1,672	22	142	—
Other	48,032	395	51,922	549
Real estate construction:
Residential	1,046	—	689	2
Commercial	3,296	34	9,431	83
Commercial:
Collateralized	2,523	13	4,735	18
Unsecured	2,228	10	2,394	5
Asset-based	19	—	—	—
SBA 7(a)	2,159	15	4,119	23
Consumer	458	2	283	—
With No Related Allowance Recorded:
Real estate mortgage:
SBA 504	$2,936	$—	$2,354	$—
Other	11,312	93	29,447	568
Real estate construction:
Residential	—	—	1,392	17
Commercial	3,688	25	18,514	149
Commercial:
Collateralized	1,297	—	5,132	8
Unsecured	143	—	654	—
Asset-based	—	—	63	—
SBA 7(a)	3,119	5	4,927	2
Leases	244	—	156	—
Consumer	155	—	215	—
Total Non-Covered Loans and Leases With and Without An Allowance Recorded:
Real estate mortgage	$72,812	$530	$100,649	$1,249
Real estate construction	8,030	59	30,026	251
Commercial	11,488	43	22,024	56
Leases	244	—	156	—
Consumer	613	2	498	—

Total	$93,187	$634	$153,353	$1,556

(1)
For the loans and leases reported as impaired at March 31, 2013 and March 31, 2012, amounts were calculated based on the period of time such loans and leases were impaired during the reporting period.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

        The following tables present non-covered new troubled debt restructurings and defaulted troubled debt restructurings for the periods indicated:

	Three Months Ended March 31,
	2013			2012
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Real estate mortgage:
Hospitality	—	$—	$—	1	$2,083	$2,083
SBA 504	—	—	—	1	563	563
Other	5	13,223	13,223	2	10,552	10,552
Real estate construction:
Residential	—	—	—	1	467	467
Commercial	—	—	—	1	4,484	4,484
Commercial:
Collateralized	1	395	395	2	606	606
Unsecured	—	—	—	1	15	15
SBA 7(a)	—	—	—	3	136	136

Total	6	$13,618	$13,618	12	$18,906	$18,906

	Three Months Ended March 31,
	2013		2012
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(2)
	(Dollars in thousands)
Troubled Debt Restructurings
That Subsequently Defaulted(3):
Real estate mortgage—Other	1	$1,298	1	$1,725
Real estate construction—Other	1	562	—	—

Total	2	$1,860	1	$1,725

(1)
Represents the balance at March 31, 2013, for which there were no charge-offs.

(2)
Represents the balance at March 31, 2012 and is net of charge-offs of $324,000.

(3)
The population of defaulted restructured loans for the period indicated includes only those loans restructured during the preceding 12-month period. The table excludes defaulted troubled debt restructurings in those classes for which the recorded investment was zero at the end of the period.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

  Covered Loans

        We refer to the loans obtained in the Los Padres Bank ("Los Padres") and Affinity Bank ("Affinity") acquisitions that are subject to loss sharing agreements with the FDIC as "covered loans" as we will be reimbursed for a substantial portion of any future losses on them under the terms of the agreements.

        The following table reflects the carrying values of covered loans as of the dates indicated:

	March 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$1,204	—	$2,888	—
Other	529,228	95%	552,333	94%

Total real estate mortgage	530,432	95%	555,221	94%

Real estate construction:
Residential	3,049	1%	5,662	1%
Commercial	9,300	2%	17,558	3%

Total real estate construction	12,349	3%	23,220	4%

Commercial:
Collateralized	11,555	2%	14,603	2%
Unsecured	536	—	640	—

Total commercial	12,091	2%	15,243	2%

Consumer	544	—	594	—

Total gross covered loans	555,416	100%	594,278	100%

Discount	(43,050)		(50,951)
Allowance for loan losses	(29,303)		(26,069)

Covered loans, net	$483,063		$517,258

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—LOANS AND LEASES (Continued)

        The following table summarizes the changes in the carrying amount of covered acquired impaired loans and accretable yield on those loans for the period indicated:

	Covered Acquired Impaired Loans
	Carrying Amount	Accretable Yield
	(In thousands)
Balance, December 31, 2012	$493,846	$(196,022)
Accretion	10,346	10,346
Payments received	(40,758)	—
Decrease in expected cash flows, net	—	9,670
Provision for credit losses	(3,137)	—

Balance, March 31, 2013	$460,297	$(176,006)

        The table above excludes certain covered loans from the Los Padres acquisition which are accounted for as acquired non-impaired loans and totaled $22.8 million and $23.4 million at March 31, 2013 and December 31, 2012, respectively.

        The following table presents the credit risk rating categories for covered loans by portfolio segment as of the dates indicated. Nonclassified loans are those with a credit risk rating of either pass or special mention, while classified loans are those with a credit risk rating of either substandard or doubtful.

	March 31, 2013			December 31, 2012
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(In thousands)
Real estate mortgage	$310,690	$152,864	$463,554	$339,520	$143,598	$483,118
Real estate construction	4,826	6,090	10,916	4,801	17,590	22,391
Commercial	3,559	4,488	8,047	4,814	6,343	11,157
Consumer	85	461	546	117	475	592

Total covered loans, net	$319,160	$163,903	$483,063	$349,252	$168,006	$517,258

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—OTHER REAL ESTATE OWNED (OREO)

        The following tables summarize OREO by property type at the dates indicated:

	March 31, 2013			December 31, 2012
Property Type	Non-Covered OREO	Covered OREO	Total OREO	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
Commercial real estate	$791	$7,292	$8,083	$1,684	$11,635	$13,319
Construction and land development	31,670	6,475	38,145	31,888	6,708	38,596
Multi-family	—	3,301	3,301	—	4,239	4,239
Single family residence	3,500	243	3,743	—	260	260

Total OREO, net	$35,961	$17,311	$53,272	$33,572	$22,842	$56,414

        The following table presents a rollforward of OREO, net of the valuation allowance, for the periods indicated:

	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
OREO Activity:
Balance, December 31, 2012	$33,572	$22,842	$56,414
Foreclosures	3,500	1,480	4,980
Provision for losses	(92)	(1,093)	(1,185)
Reductions related to sales	(1,019)	(5,918)	(6,937)

Balance, March 31, 2013	$35,961	$17,311	$53,272

NOTE 7—FDIC LOSS SHARING ASSET

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

        An increase in the expected amount of losses on the covered assets will increase the FDIC loss sharing asset; such increase is recognized through a credit to FDIC loss sharing income. Recoveries on previous losses paid to us by the FDIC reduce the FDIC loss sharing asset by a charge to FDIC loss sharing income. In addition, decreases in the expected amount of losses on covered assets will decrease the amount of funds expected to be collected from the FDIC and will therefore reduce the FDIC loss sharing asset through higher prospective amortization expense. The FDIC loss sharing asset is being amortized to its estimated value over the lesser of the term of the loss sharing agreements or the remaining contractual life of the assets covered by the loss sharing agreements.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 7—FDIC LOSS SHARING ASSET (Continued)

        The following table presents the changes in the FDIC loss sharing asset for the period indicated:

FDIC Loss Sharing Asset
(In thousands)
Balance, December 31, 2012	$57,475
FDIC share of additional losses, net of recoveries	4,296
Cash paid to FDIC	60
Net amortization	(5,991)

Balance, March 31, 2013	$55,840

NOTE 8—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS

  Borrowings

        The following table summarizes our borrowings outstanding as of the dates indicated:

	March 31, 2013		December 31, 2012
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non-recourse debt	$11,196	6.29%	$12,591	6.28%

        As of March 31, 2013 and December 31, 2012, our borrowings consisted of non-recourse debt relating to the payment stream of certain leases sold to third parties. The debt is secured by the equipment in the leases and all interest rates are fixed. As of March 31, 2013, the weighted average maturity of the debt was 2.3 years.

        As of March 31, 2013 and December 31, 2012, there were no outstanding FHLB advances. Our aggregate remaining borrowing capacity under the FHLB secured borrowing lines was $993.9 million at March 31, 2013. As of March 31, 2013, our FHLB advances facility was secured by: (1) a blanket lien on certain qualifying loans in our loan portfolio, which were not pledged to the Federal Reserve Bank of San Francisco ("FRBSF"), and (2) available-for-sale securities with a carrying value of $16.5 million. Additionally, the Bank had secured borrowing capacity from the FRBSF of $381.9 million at March 31, 2013, secured by $486.5 million of certain qualifying loans. As of March 31, 2013, the Bank also had unsecured lines of credit of $80.0 million with correspondent banks for the purchase of overnight funds; these lines are subject to availability of funds.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 8—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS (Continued)

  Subordinated Debentures

        The following table summarizes the terms of each issuance of the subordinated debentures outstanding as of the dates indicated:

	March 31, 2013		December 31, 2012
					Date Issued	Maturity Date		Next Reset Date
Series	Amount	Rate(1)	Amount	Rate(2)			Rate Index
	(Dollars in thousands)
Trust V	$10,310	3.38%	$10,310	3.41%	8/15/03	9/17/33	3 month LIBOR + 3.10	6/13/13
Trust VI	10,310	3.33%	10,310	3.36%	9/3/03	9/15/33	3 month LIBOR + 3.05	6/13/13
Trust CII	5,155	3.23%	5,155	3.26%	9/17/03	9/17/33	3 month LIBOR + 2.95	6/13/13
Trust VII	61,856	3.03%	61,856	3.05%	2/5/04	4/23/34	3 month LIBOR + 2.75	7/26/13
Trust CIII	20,619	1.97%	20,619	2.00%	8/15/05	9/15/35	3 month LIBOR + 1.69	6/13/13

Total subordinated debentures	$108,250		$108,250

(1)
As of April 26, 2013.

(2)
As of January 28, 2013.

        The Company had an aggregate amount of $108.3 million in subordinated debentures outstanding at March 31, 2013. These subordinated debentures were issued in five separate series. Each issuance had a maturity of thirty years from its date of issue. The subordinated debentures are variable-rate instruments and are each callable at par with no prepayment penalty. The subordinated debentures were issued to trusts established by us or entities we have acquired, which in turn issued trust preferred securities, which totaled $105.0 million at March 31, 2013. The proceeds of the subordinated debentures were used primarily to fund several of our acquisitions and to augment regulatory capital.

        The Company includes in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less goodwill, net of any related deferred income tax liability. At March 31, 2013, the amount of trust preferred securities included in Tier I capital was $105.0 million. While our existing trust preferred securities are currently grandfathered as Tier 1 capital under the Dodd-Frank Wall Street Reform and Consumer Protection Act, proposed regulatory capital guidelines would phase them out of Tier 1 capital over a period of years. However, the phase out rules have not been finalized. New issuances of trust preferred securities will not qualify as Tier 1 capital. If trust preferred securities are excluded from regulatory capital, we remain "well capitalized."

        Interest payments made by the Company on subordinated debentures are considered dividend payments under the Board of Governors of the Federal Reserve System ("FRB") regulations. Bank holding companies, such as PacWest Bancorp, are required to notify the FRB prior to declaring and paying a dividend to stockholders during any period in which quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. We are not required to make such notification to the FRB.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 8—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS (Continued)

  Debt Termination Expense—FHLB Advances and Subordinated Debentures

        In March 2012, the Company incurred $22.6 million in debt termination expense related to the repayment of $225.0 million in fixed-rate term FHLB advances and the early redemption of $18.6 million in fixed-rate subordinated debentures. The Company used a combination of excess cash and collateralized overnight FHLB advances to repay these debt instruments. The FHLB advances were composed of $200 million maturing in December 2017 with a fixed rate of 3.16% and $25 million due in January 2018 with a fixed rate of 2.61%. The agreements for these FHLB advances had an early repayment fee for payoffs made before maturity. The subordinated debentures were composed of a $10.3 million debenture, due in March 2030 and bearing a fixed rate of 11.00%, which was referred to as "Trust CI," and an $8.3 million debenture due in September 2030 and bearing a fixed rate of 10.6%, which was referred to as "Trust I."

  Brokered Deposits

        Brokered time deposits totaled $48.3 million at March 31, 2013, and $37.7 million at December 31, 2012, all of which were part of the CDARS program. The CDARS program represents deposits that are participated with other FDIC insured financial institutions as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits.

NOTE 9—COMMITMENTS AND CONTINGENCIES

  Lending Commitments

        The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and commitments to purchase equipment being acquired for lease to others. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the condensed consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

        The following table presents a summary of the financial instruments described above as of the dates indicated:

	March 31, 2013	December 31, 2012
	(In thousands)
Loan commitments to extend credit	$873,118	$849,607
Standby letters of credit	28,400	27,534
Commitments to purchase equipment being acquired for lease to others	1,240	4,399

	$902,758	$881,540

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

        In addition, the Company has investments in low income housing project partnerships, which provide the Company income tax credits, and in a few small business investment companies. The investments call for capital contributions up to an amount specified in the partnership agreements. As of March 31, 2013 and December 31, 2013, the Company had commitments to contribute capital to these entities totaling $8.8 million and $10.8 million, respectively.

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

        We use fair value to measure certain assets on a recurring basis, primarily securities available-for-sale; we have no liabilities being measured at fair value. For assets measured at the lower of cost or fair value, the fair value measurement criteria may or may not be met during a reporting period and such measurements are therefore considered "nonrecurring" for purposes of disclosing our fair value measurements. Fair value is used on a nonrecurring basis to adjust carrying values for impaired loans and other real estate owned and also to record impairment on certain assets, such as goodwill, core deposit intangibles, and other long-lived assets.

        The following table presents information on the assets measured and recorded at fair value on a recurring basis as of the date indicated:

	Fair Value Measurement as of March 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Measured on a Recurring Basis:
Securities available-for-sale:
Government agency and government- sponsored enterprise residential mortgage-backed securities	$880,733	$—	$880,733	$—
Covered private label CMOs	43,785	—	—	43,785
Municipal securities	365,425	—	365,425	—
Corporate securities	61,204	—	61,204	—
Other securities	11,630	9,856	1,774	—

	$1,362,777	$9,856	$1,309,136	$43,785

        There were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a recurring basis during the three months ended March 31, 2013.

        The following table presents information about quantitative inputs and assumptions used to evaluate the fair values provided by our third party pricing service for our Level 3 covered private label CMOs measured at fair value on a recurring basis as of March 31, 2013:

Unobservable Inputs	Range of Inputs	Weighted Average Input
Voluntary annual prepayment speeds	0.13% - 33.9%	9.4%
Annual default rates	0% - 15.1%	3.2%
Loss severity rates	0% - 65.9%	40.4%
Discount rates	0% - 12.9%	5.1%

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

        The following table summarizes activity for assets measured at fair value on a recurring basis that are categorized as Level 3 for the period indicated:

Covered Private Label CMOs (Level 3)
(In thousands)
Balance, December 31, 2012	$44,684
Total realized in earnings	402
Total unrealized gain in comprehensive income	246
Net settlements	(1,547)

Balance, March 31, 2013	$43,785

        The following tables present assets measured at fair value on a non-recurring basis as of the date indicated and the gains and (losses) recognized on such assets for the period indicated:

	Fair Value Measurement as of March 31, 2013				Gain (Loss) Three Months Ended March 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Measured on a Non-Recurring Basis:
Non-covered impaired loans	$80,980	$—	$6,226	$74,754	$(1,345)
Covered other real estate owned	3,789	—	3,744	45	(1,093)
SBA loan servicing asset	956	—	—	956	12

	$85,725	$—	$9,970	$75,755	$(2,426)

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

        The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2013:

Asset	Fair Value (in 000's)	Valuation Methodology	Unobservable Inputs	Range	Weighted Average
Impaired loans(1)	$71,991	Discounted cash flow	Discount rates	4.06% - 8.81%	6.63%
	$1,311	Appraisals	Discount	3% - 100%	42%
OREO(2)	$45	Appraisals	Discount, including 8% for selling costs	18%	18%
SBA loan servicing asset	$956	Discounted cash flow	Prepayment speeds	3.40% - 16.34%	(3)
			Discount rates	9.66% - 12.67%	(3)

(1)
Excludes $1.5 million of impaired loans with balances of $250,000 or less.

(2)
As of March 31, 2013, there was one OREO measured at Level 3.

(3)
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

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

        The following tables present a summary of the carrying values and estimated fair values of certain financial instruments as of the dates indicated:

	March 31, 2013
		Estimated Fair Value
	Carrying or Contract Amount
		Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$90,659	$90,659	$90,659	$—	$—
Interest-earning deposits in financial institutions	41,019	41,019	41,019	—	—
Securities available-for-sale	1,362,777	1,362,777	9,856	1,309,136	43,785
Investment in FHLB stock	33,400	33,400	—	33,400	—
Loans and leases, net	3,374,744	3,415,761	—	6,226	3,409,535
SBA loan servicing asset	956	956	—	—	956
Financial Liabilities:
Deposits:
Demand, money market, interest checking and savings deposits	3,796,438	3,796,438	—	3,796,438	—
Time deposits	756,792	758,995	—	758,995	—
Borrowings	11,196	11,196	—	11,196	—
Subordinated debentures	108,250	108,186	—	108,186	—

	December 31, 2012
		Estimated Fair Value
	Carrying or Contract Amount
		Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$89,011	$89,011	$89,011	$—	$—
Interest-earning deposits in financial institutions	75,393	75,393	75,393	—	—
Securities available-for-sale	1,355,385	1,355,385	8,985	1,301,716	44,684
Investment in FHLB stock	37,126	37,126	—	37,126	—
Loans and leases, net	3,498,329	3,551,674	—	4,975	3,546,699
SBA loan servicing asset	1,000	1,000	—	—	1,000
Financial Liabilities:
Deposits:
Demand, money market, interest checking and savings deposits	3,888,794	3,888,794	—	3,888,794	—
Time deposits	820,327	823,912	—	823,912	—
Borrowings	12,591	12,611	—	12,611	—
Subordinated debentures	108,250	108,186	—	108,186	—

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

        Securities available-for-sale.    Securities available-for-sale are measured and carried at fair value on a recurring basis. Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated other comprehensive income in the condensed consolidated balance sheets. See Note 4, Investment Securities, for further information on unrealized gains and losses on securities available-for-sale.

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

        FHLB stock.    Investments in FHLB stock are recorded at cost and measured for impairment quarterly. Ownership of FHLB stock is restricted to member banks and the securities do not have a readily determinable market value. Purchases and sales of these securities are at par value with the issuer. The fair value of investments in FHLB stock is equal to the carrying amount.

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

        To the extent a loan is collateral dependent, we measure such impaired loan based on the estimated fair value of the underlying collateral. The fair value of each loan's collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 2 measurement. The Level 2 measurement is based on appraisals obtained within the last 12 months and for which a charge-off was recognized or a change in the specific valuation allowance was made during the three months ended March 31, 2013.

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

        The non-covered impaired loan balances shown above represent those nonaccrual and restructured loans for which impairment was recognized during the three months ended March 31, 2013. The amounts shown as net losses includes the impairment recognized during the three months ended March 31, 2013, for the loan balances shown. Of the $41.9 million of nonaccrual loans at March 31, 2013, $2.3 million were written down to their collateral fair values through charge-offs during the quarter.

        Other real estate owned.    The fair value of foreclosed real estate, both non-covered and covered, is generally based on estimated market prices from independently prepared current appraisals or negotiated sales prices with potential buyers, less estimated costs to sell; such valuation inputs result in

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

a fair value measurement that is categorized as a Level 2 measurement on a nonrecurring basis. As a matter of policy, appraisals are required annually and may be updated more frequently as circumstances require in the opinion of management. The Level 2 measurement for OREO is based on appraisals obtained within the last 12 months and for which a write-down was recognized during the three months ended March 31, 2013.

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

        SBA servicing asset.    In accordance with ASC Topic 860, "Transfers and Servicing," the SBA servicing asset, included in other assets in the condensed consolidated balance sheets, is carried at its implied fair value. The fair value of the servicing asset is estimated by discounting future cash flows using market-based discount rates and prepayment speeds. The discount rate is based on the current U.S. Treasury yield curve, as published by the Department of the Treasury, plus a spread for the marketplace risk associated with these assets. We utilize estimated prepayment vectors using SBA prepayment information provided by Bloomberg for pools of similar assets to determine the timing of the cash flows. These nonrecurring valuation inputs are considered to be Level 3 inputs.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 10—FAIR VALUE MEASUREMENTS (Continued)

  Limitations

        Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of March 31, 2013, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

NOTE 11—EARNINGS PER SHARE

        The following is a summary of the calculation of basic and diluted net earnings per share for the periods indicated:

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
	(In thousands, except per share data)
Basic Earnings Per Share:
Net earnings	$13,494	$19,892	$5,264
Less: earnings allocated to unvested restricted stock(1)	(326)	(678)	(122)

Net earnings allocated to common shares	$13,168	$19,214	$5,142

Weighted-average basic shares and unvested restricted stock outstanding	37,391.1	37,420.3	37,284.0
Less: weighted-average unvested restricted stock outstanding	(1,594.1)	(1,704.8)	(1,654.0)

Weighted-average basic shares outstanding	35,797.0	35,715.5	35,630.0

Basic earnings per share	$0.37	$0.54	$0.14

Diluted Earnings Per Share:
Net earnings allocated to common shares	$13,168	$19,214	$5,142

Weighted-average basic shares outstanding	35,797.0	35,715.5	35,630.0

Diluted earnings per share	$0.37	$0.54	$0.14

(1)
Represents cash dividends paid to holders of unvested restricted stock, net of estimated forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 12—STOCK COMPENSATION PLANS

        The Company's 2003 Stock Incentive Plan, or the 2003 Plan, permits stock based compensation awards to officers, directors, key employees and consultants. As of March 31, 2013, the 2003 Plan authorized grants of stock-based compensation instruments to purchase or issue up to 6,500,000 shares of authorized but unissued Company common stock, subject to adjustments provided by the 2003 Plan. As of March 31, 2013, there were 2,055,025 shares available for grant under the 2003 Plan.

  Restricted Stock

        At March 31, 2013, there were outstanding 628,495 shares of unvested time-based restricted common stock and 575,000 shares of unvested performance-based restricted common stock. The awarded shares of time-based restricted common stock vest over a service period of three to four years from the date of the grant. The awarded shares of performance-based restricted common stock vest in full on the date the Compensation, Nominating and Governance, or CNG, Committee of the Board of Directors, as Administrator of the 2003 Plan, determines that the Company achieved certain financial goals established by the CNG Committee as set forth in the grant documents. Both time-based and performance-based restricted common stock vest immediately upon a change in control of the Company as defined in the 2003 Plan and upon death of the employee. On April 1, 2013, the Company awarded 295,000 shares of time-based restricted stock that vest over a service period of three years.

        Compensation expense related to time-based restricted stock awards is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. Restricted stock amortization totaled $1.8 million, $1.4 million and $1.6 million for the three months ended March 31, 2013, December 31, 2012, and March 31, 2012, respectively. Such amounts are included in compensation expense on the accompanying condensed consolidated statements of earnings.

        Currently no compensation expense is being recognized for any performance-based restricted stock awards as management has concluded that it is improbable that the respective financial targets for any outstanding performance-based restricted stock awards will be met. If and when the attainment of such financial targets is deemed probable in future periods, a catch-up adjustment will be recorded and amortization of such performance-based restricted stock will begin again. The total amount of unrecognized compensation expense related to all performance-based restricted stock for which amortization was suspended or has not commenced totaled $19.0 million at March 31, 2013.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 13—ACCUMULATED OTHER COMPREHENSIVE INCOME

        The following table provides information about reclassification adjustments from accumulated other comprehensive income ("AOCI") for the period indicated:

Three Months Ended March 31, 2013
AOCI Component:	Amount Reclassified from AOCI(1)	Affected Line Item in the Statement Where Net Income is Presented
(In thousands)
Unrealized gains (losses) on available-for-sale securities:
	$409	Gain on sale of securities
	(172)	Income tax expense

Total reclassification for the period	$237	Net of tax

(1)
Amounts in parentheses indicate debits to income.

NOTE 14—BUSINESS SEGMENTS

        The Company's reportable segments consist of "Banking," "Asset Financing," and "Other." At March 31, 2013, the Other segment consisted of the PacWest Bancorp holding company and other elimination and reconciliation entries.

        The Bank's Asset Financing segment includes the operations of the divisions and subsidiaries that provide asset-based commercial loans and equipment leases. The asset-based lending products are offered primarily through three business units: (1) First Community Financial ("FCF"), a division of the Bank, based in Phoenix, Arizona; (2) BFI Business Finance ("BFI"), a wholly-owned subsidiary of the Bank, based in San Jose, California; and (3) Celtic Capital Corporation ("Celtic"), a wholly-owned subsidiary of the Bank based in Santa Monica, California. The Bank's leasing products are offered through Pacific Western Equipment Finance ("EQF"), a division of the Bank based in Midvale, Utah.

        With the acquisitions of EQF in January 2012 and Celtic in April 2012, we expanded our asset-based lending operations, both in terms of size and product diversification by adding equipment leasing, and determined that our asset financing operations met the threshold to be a reportable segment beginning with the second quarter of 2012.

        The accounting policies of the reported segments are the same as those of the Company described in Note 1, "Nature of Operations and Summary of Significant Accounting Policies," of our Annual Report on Form 10-K for the year ended December 31, 2012. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Asset Financing segment based upon the Bank's total cost of interest-bearing liabilities. The provision for credit losses is allocated based on actual charge-offs for the period as well as assigning a minimum reserve requirement to the Asset Financing segment. Noninterest income and noninterest expense directly attributable to a segment are assigned to it.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 14—BUSINESS SEGMENTS (Continued)

        The following tables present information regarding our business segments as of and for the periods indicated:

	March 31, 2013
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Non-covered loans and leases, net of unearned income	$2,492,159	$464,738	$—	$2,956,897
Allowance for loan and lease losses	(60,079)	(5,137)	—	(65,216)

Non-covered loans and leases, net	2,432,080	459,601	—	2,891,681
Covered loans, net	483,063	—	—	483,063

Total loans and leases, net	$2,915,143	$459,601	$—	$3,374,744

Goodwill	$53,995	$25,678	$—	$79,673
Core deposit and customer relationship intangibles, net	11,159	2,388	—	13,547
Total assets	4,773,916	504,554	21,435	5,299,905
Total deposits(1)	4,580,514	—	(27,284)	4,553,230

(1)
The negative balance in the "Other" segment represents the elimination of holding company cash held in deposit accounts at the Bank.

	March 31, 2012
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Non-covered loans and leases, net of unearned income	$2,563,893	$301,390	$—	$2,865,283
Allowance for loan and lease losses	(72,062)	(2,705)	—	(74,767)

Non-covered loans and leases, net	2,491,831	298,685	—	2,790,516
Covered loans, net	660,297	—	—	660,297

Total loans and leases, net	$3,152,128	$298,685	$—	$3,450,813

Goodwill	$39,140	$17,004	$—	$56,144
Core deposit and customer relationship intangibles, net	15,707	1,673	—	17,380
Total assets	5,087,364	342,743	18,001	5,448,108
Total deposits(1)	4,569,708	—	(13,038)	4,556,670

(1)
The negative balance in the "Other" segment represents the elimination of holding company cash held in deposit accounts at the Bank.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 14—BUSINESS SEGMENTS (Continued)

	Three Months Ended March 31, 2013
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$56,907	$12,362	$—	$69,269
Intersegment interest income (expense)	471	(471)	—	—
Other interest expense	(2,650)	(143)	(783)	(3,576)

Net interest income	54,728	11,748	(783)	65,693

(Provision) negative provision for credit losses:
Non-covered loans and leases	801	(801)	—	—
Covered loans	(3,137)	—	—	(3,137)

Total (provision) negative provision for credit losses	(2,336)	(801)	—	(3,137)

Noninterest income	2,273	544	23	2,840

Intangible asset amortization	(993)	(183)	—	(1,176)
Other noninterest expense	(35,538)	(6,053)	(1,416)	(43,007)

Total noninterest expense	(36,531)	(6,236)	(1,416)	(44,183)

Earnings (loss) before income taxes	18,134	5,255	(2,176)	21,213
Income tax (expense) benefit	(6,430)	(2,199)	910	(7,719)

Net earnings (loss)	$11,704	$3,056	$(1,266)	$13,494

	Three Months Ended March 31, 2012
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$65,483	$8,917	$—	$74,400
Intersegment interest income (expense)	523	(523)	—	—
Other interest expense	(5,311)	(218)	(1,191)	(6,720)

Net interest income	60,695	8,176	(1,191)	67,680

(Provision) negative provision for credit losses:
Non-covered loans and leases	10,000	—	—	10,000
Covered loans	(3,926)	—	—	(3,926)

Total (provision) negative provision for credit losses	6,074	—	—	6,074

Noninterest income	2,058	1,166	38	3,262

Intangible asset amortization	(1,708)	(27)	—	(1,735)
Debt termination expense	(24,195)	—	1,597	(22,598)
Other noninterest expense	(38,352)	(4,812)	(1,398)	(44,562)

Total noninterest expense	(64,255)	(4,839)	199	(68,895)

Earnings (loss) before income taxes	4,572	4,503	(954)	8,121
Income tax (expense) benefit	(1,358)	(1,900)	401	(2,857)

Net earnings (loss)	$3,214	$2,603	$(553)	$5,264

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 14—BUSINESS SEGMENTS (Continued)

	Three Months Ended December 31, 2012
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$61,834	$11,868	$—	$73,702
Intersegment interest income (expense)	448	(448)	—	—
Other interest expense	(3,041)	(226)	(832)	(4,099)

Net interest income	59,241	11,194	(832)	69,603

(Provision) negative provision for credit losses:
Non-covered loans and leases	482	(482)	—	—
Covered loans	4,333	—	—	4,333

Total (provision) negative provision for credit losses	4,815	(482)	—	4,333

Noninterest income	359	1,672	26	2,057

Intangible asset amortization	(1,043)	(133)	—	(1,176)
Other noninterest expense	(34,343)	(6,540)	(1,466)	(42,349)

Total noninterest expense	(35,386)	(6,673)	(1,466)	(43,525)

Earnings (loss) before income taxes	29,029	5,711	(2,272)	32,468
Income tax (expense) benefit	(11,130)	(2,386)	940	(12,576)

Net earnings (loss)	$17,899	$3,325	$(1,332)	$19,892

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

recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution, which we refer to as an FDIC loss sharing asset, and subsequently a change in the cash flows expected to be collected on the FDIC loss sharing asset occurs, the reporting entity should account for the change in the measurement of the FDIC loss sharing asset on the same basis as the change in the assets subject to indemnification. Changes in the value of the FDIC loss sharing asset should be amortized over the lesser of the term of the indemnification agreement or the remaining life of the indemnified assets. ASU 2012-06 is effective for us on January 1, 2013. ASU 2012-06 is to be applied prospectively to any new FDIC loss sharing assets acquired after the date of adoption and to FDIC loss sharing assets existing as of the date of adoption. The adoption of this standard did not have any material effect on our financial statements.

NOTE 16—SUBSEQUENT EVENTS

  Dividend Approval

        On April 26, 2013, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.25 per common share payable on May 15, 2013, to stockholders of record at the close of business on May 6, 2013.

  Acquisition of First California Financial Group

        On November 6, 2012, we announced that we had entered into a definitive agreement and plan of merger whereby we will acquire First California Financial Group, Inc. ("FCAL") for $8.00 per FCAL common share, or approximately $231 million in aggregate consideration, payable in PacWest common stock. We expect to close the acquisition of FCAL in the second quarter of 2013.

        The number of shares of PacWest common stock deliverable for each share of FCAL common stock will be determined based on the weighted average price of PacWest common stock over a 20-day measuring period, as defined in the merger agreement, and will fluctuate if such average price is between $20.00 and $27.00 and will be fixed if such average price is below $20.00 or above $27.00. Based on PacWest's 20-day weighted average stock price measured through April 29, 2013 of $27.26, FCAL stockholders would have received 0.2963 of a share of PacWest common stock for each share of FCAL common stock, which would provide FCAL stockholders with aggregate ownership, on a pro forma basis, of approximately 19.0% of the common stock of the combined company.

        FCAL, headquartered in Westlake Village, California, is the parent of First California Bank and had approximately $1.9 billion in assets and 15 branches across Los Angeles, Orange, Riverside, San Bernardino, San Diego, San Luis Obispo and Ventura Counties at December 31, 2012. In connection with the acquisition, First California Bank will be merged into Pacific Western.

        As of March 31, 2013, on a pro forma consolidated basis with FCAL, PacWest would have had approximately $7.0 billion in assets with 82 branches throughout California.

        Under the terms of the merger agreement, two individuals currently serving on the board of directors of FCAL will be designated to join the board of directors of PacWest. Such directors must be independent and mutually agreeable to both PacWest and FCAL.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 16—SUBSEQUENT EVENTS (Continued)

  Other

        We have evaluated events that have occurred subsequent to March 31, 2013 and have concluded there are no subsequent events that would require recognition or disclosure in the accompanying condensed consolidated financial statements.

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

Overview

        We are a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for our Los Angeles-based wholly-owned subsidiary bank, Pacific Western Bank, which we refer to as Pacific Western or the Bank.

        Pacific Western is a full-service commercial bank offering a broad range of banking products and services including: accepting demand, money market, and time deposits; originating loans, including commercial, real estate construction, SBA guaranteed and consumer loans; originating equipment finance leases; and providing other business-oriented products. Our operations are primarily located in Southern California extending from San Diego County to California's Central Coast; we also operate three banking offices in the San Francisco Bay area, a leasing operation based in Utah, and asset-based lending operations based in Arizona as well as San Jose and Santa Monica, California. The Bank focuses on conducting business with small to medium-sized businesses in our marketplace and the owners and employees of those businesses. The majority of our loans are secured by the real estate collateral of such businesses. Our asset-based lending function operates in Arizona, California, Texas, Colorado, Minnesota, and the Pacific Northwest. Our equipment leasing function has lease receivables in 45 states.

        Pacific Western competes actively for deposits, and emphasizes solicitation of noninterest-bearing deposits. In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin, as net interest income, on a year-to-date basis, accounted for 96% of our net revenues (net interest income plus noninterest income).

        Total assets declined $163.8 million during the first quarter of 2013 due to repayments on non-covered and covered loans, and lower balances of interest-earning deposits in financial institutions. At March 31, 2013, gross non-covered loans and leases totaled $3.0 billion and the covered loan portfolio was $483.1 million. The gross non-covered loan and lease portfolio decreased $91.2 million for the first quarter of 2013, including loan pay-offs of approximately $170 million. Our regional presidents reported that loans having balances of $1.0 million or more and refinanced by other lenders totaled approximately $75 million; we purposely have not competed on these refinancings because of the low rates and long durations offered by other lenders. We experienced net increases in leases and commercial loans of $30.4 million and $6.8 million, respectively. The covered loan portfolio declined $34.2 million due to repayments and resolution activities. Interest-earning deposits in financial institutions declined $34.4 million during the first quarter of 2013 to $41.0 million at March 31, 2013.

        Total liabilities declined $164.4 million during the first quarter of 2013 due to lower total deposits. Total deposits decreased $155.9 million during the first quarter to $4.6 billion at March 31, 2013. Core deposits declined $92.4 million during the first quarter due mostly to a decrease of $97.5 million in money market deposits, approximately $80 million of which was expected to occur. Time deposits declined $63.5 million during the first quarter to $756.8 million at March 31, 2013. At March 31, 2013, core deposits totaled $3.8 billion, or 83% of total deposits, and noninterest-bearing demand deposits, which held steady at $1.9 billion, were 43% of total deposits at that date.

  Acquisition of First California Financial Group

        On November 6, 2012, we announced that we had entered into a definitive agreement and plan of merger whereby we will acquire First California Financial Group, Inc. ("FCAL") for $8.00 per FCAL common share, or approximately $231 million in aggregate consideration, payable in PacWest common stock. We expect to close the acquisition of FCAL in the second quarter of 2013.

        The number of shares of PacWest common stock deliverable for each share of FCAL common stock will be determined based on the weighted average price of PacWest common stock over a 20-day measuring period, as defined in the merger agreement, and will fluctuate if such average price is between $20.00 and $27.00 and will be fixed if such average price is below $20.00 or above $27.00. Based on PacWest's 20-day weighted average stock price measured through April 29, 2013 of $27.26, FCAL stockholders would have received 0.2963 of a share of PacWest common stock for each share of FCAL common stock, which would provide FCAL stockholders with aggregate ownership, on a pro forma basis, of approximately 19.0% of the common stock of the combined company.

        FCAL, headquartered in Westlake Village, California, is the parent of First California Bank and had approximately $1.9 billion in assets and 15 branches across Los Angeles, Orange, Riverside, San

Bernardino, San Diego, San Luis Obispo and Ventura Counties at December 31, 2012. In connection with the acquisition, First California Bank will be merged into Pacific Western.

        As of March 31, 2013, on a pro forma consolidated basis with FCAL, PacWest would have had approximately $7.0 billion in assets with 82 branches throughout California. The combined institution would be the eighth largest publicly-owned bank headquartered in California, and the eleventh largest commercial bank headquartered in California.

        Under the terms of the merger agreement, two individuals currently serving on the board of directors of FCAL will be designated to join the board of directors of PacWest. Such directors must be independent and mutually agreeable to both PacWest and FCAL.

  2012 Acquisitions

  American Perspective Bank Acquisition

        On August 1, 2012, Pacific Western completed the acquisition of American Perspective Bank, or APB, previously headquartered in San Luis Obispo, California. Pacific Western acquired all of the outstanding common stock of APB for $58.1 million in cash and APB was merged with and into Pacific Western; we refer to this transaction as the APB acquisition. APB operated two branches located in San Luis Obispo and Santa Maria, California, and a loan production office located in Paso Robles, California, which has since been converted to a full-service branch. The APB acquisition strengthened our presence in the Central Coast region.

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

  Pacific Western Equipment Finance Acquisition

        On January 3, 2012, Pacific Western completed the acquisition of Pacific Western Equipment Finance (formerly known as Marquette Equipment Finance, which we refer to as EQF), an equipment leasing company based in Midvale, Utah. Pacific Western acquired all of the capital stock of EQF for $35 million in cash and EQF became a division of Pacific Western; we refer to this transaction as the EQF acquisition. The EQF acquisition diversified our lending portfolio, expanded our product lines, and deployed excess liquidity into higher yielding assets.

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

  Loan and Lease Growth

        We generally seek new lending opportunities in the $500,000 to $15 million range; try to limit loan maturities to one year for commercial loans, up to 18 months for construction loans, and up to ten years for commercial real estate loans; and price lending products so as to preserve our interest spread and net interest margin. Achieving robust loan growth has been challenging and repayments have outpaced our new loan volume. Net loan growth over the last several quarters would have involved (a) under-pricing competitors in many cases at margins that are not significantly above our securities portfolio yield, and (b) incurring unacceptable interest rate risk. We continue to selectively make or renew quality loans to our good customers that contribute positively to our profitability and net interest margin and we are focused on building relationships rather than attracting customers at low prices. Nevertheless, our commercial and industrial portfolio grew by $6.8 million in the first quarter of 2013, with our asset financing segment leading the way with $49.2 million in loan and lease growth. Our loan pipeline has built-up nicely due to slowly improving economic conditions in our markets, our focus on existing customers for new business referrals, and the service levels we provide that enable us to attract and retain business from the larger banks.

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

        The consolidated base and adjusted efficiency ratios have been as follows:

Three Months Ended	Base Efficiency Ratio	Adjusted Efficiency Ratio
March 31, 2013	64.5%	61.7%
December 31, 2012	60.7%	55.7%
September 30, 2012	67.6%	56.5%
June 30, 2012	64.9%	59.7%
March 31, 2012	97.1%	58.5%

        We disclose the adjusted efficiency ratio as it shows the trend in recurring overhead-related noninterest expense relative to recurring net revenues. See "Results of Operations—Non-GAAP Measurements" for the calculations of the base and adjusted efficiency ratios.

  Adjusted Net Earnings

        Our reported net earnings for the first quarter of 2013 were $13.5 million. Another measure of earnings used as an indicator of earnings generating capability and ability to absorb credit losses is adjusted net earnings. We calculate adjusted net earnings by excluding credit loss provisions, non-covered and covered OREO expenses, FDIC loss sharing income or expense, securities gains, and acquisition costs. On a pre-tax basis this amounts to $27.3 million. After applying our effective tax rate for the first quarter of 2013, our adjusted net earnings are $17.4 million.

Critical Accounting Policies

        The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for credit losses, the carrying values of intangible assets, and deferred income tax assets. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2012.

Non-GAAP Measurements

        Certain discussion in this Form 10-Q contains non-GAAP financial disclosures for tangible common equity, return on average tangible equity, adjusted earnings before income taxes, and adjusted efficiency ratios. The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company's operational performance and to enhance investors' overall understanding of such financial performance. Given the use of tangible common equity amounts and ratios and return on average tangible equity is prevalent among banking regulators, investors and analysts, we disclose our tangible common equity ratio in addition to the equity-to-assets ratio and our return on average tangible equity in addition to return on average equity. Also, as analysts and investors view adjusted earnings before income taxes as an indicator of the Company's ability to both generate earnings and absorb credit losses, we disclose this amount in addition to pre-tax earnings. We disclose the adjusted efficiency ratio as it shows the trend in recurring overhead-related noninterest expense relative to recurring net revenues. The methodology of determining tangible common equity, return on average tangible equity, adjusted earnings before income taxes, and the adjusted efficiency ratio may differ among companies.

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

        The following tables present performance amounts and ratios in accordance with GAAP and a reconciliation of the non-GAAP financial measurements to the GAAP financial measurements:

		Three Months Ended
Adjusted Earnings Before Income Taxes		March 31, 2013	December 31, 2012	March 31, 2012
		(In thousands)
Earnings before income taxes		$21,213	$32,468	$8,121
Plus:	Provision (negative provision) for credit losses	3,137	(4,333)	(6,074)
	Non-covered OREO expense, net	313	316	1,821
	Covered OREO (income) expense, net	(813)	(461)	822
	Acquisition and integration costs	692	1,092	25
	Debt termination expense	—	—	22,598
Less:	FDIC loss sharing income (expense), net	(3,137)	(6,022)	(3,579)
	Gain on sale of securities	409	1,239	—

	Adjusted earnings before income taxes	$27,270	$33,865	$30,892

		Three Months Ended
Adjusted Efficiency Ratio		March 31, 2013	December 31, 2012	March 31, 2012
		(Dollars in thousands)
Noninterest expense		$44,183	$43,525	$68,895
Less:	Non-covered OREO expense, net	313	316	1,821
	Covered OREO (income) expense, net	(813)	(461)	822
	Acquisition and integration costs	692	1,092	25
	Debt termination expense	—	—	22,598

	Adjusted noninterest expense	$43,991	$42,578	$43,629

Net interest income		$65,693	$69,603	$67,680
Noninterest income		2,840	2,057	3,262

	Net revenues	68,533	71,660	70,942
Less:	FDIC loss sharing income (expense), net	(3,137)	(6,022)	(3,579)
	Gain on sale of securities	409	1,239	—

	Adjusted net revenues	$71,261	$76,443	$74,521

Base efficiency ratio(1)		64.5%	60.7%	97.1%
Adjusted efficiency ratio(2)		61.7%	55.7%	58.5%

(1)
Noninterest expense divided by net revenues.

(2)
Adjusted noninterest expense divided by adjusted net revenues.

		Three Months Ended
Return on Average Tangible Equity		March 31, 2013	December 31, 2012	March 31, 2012
		(Dollars in thousands)
PacWest Bancorp Consolidated:
Net earnings (loss)		$13,494	$19,892	$5,264

Average stockholders' equity		$589,207	$585,525	$552,786
Less:	Average intangible assets	93,786	94,604	73,983

	Average tangible common equity	$495,421	$490,921	$478,803

	Annualized return on average equity(1)	9.29%	13.51%	3.83%
	Annualized return on average tangible equity(2)	11.05%	16.12%	4.42%

(1)
Calculated as annualized net earnings divided by average stockholders' equity.

(2)
Calculated as annualized net earnings divided by average tangible common equity.

Tangible Common Equity		March 31, 2013	December 31, 2012
		(Dollars in thousands)
PacWest Bancorp Consolidated:
Stockholders' equity		$589,796	$589,121
Less:	Intangible assets	93,220	94,589

	Tangible common equity	$496,576	$494,532

Total assets		$5,299,905	$5,463,658
Less:	Intangible assets	93,220	94,589

	Tangible assets	$5,206,685	$5,369,069

	Equity to assets ratio	11.13%	10.78%
	Tangible common equity ratio(1)	9.54%	9.21%
Book value per share		$15.91	$15.74
Tangible book value per share		$13.40	$13.22
Shares outstanding		37,071,357	37,420,909
Pacific Western Bank:
Stockholders' equity		$650,258	$649,656
Less:	Intangible assets	93,220	94,589

	Tangible common equity	$557,038	$555,067

Total assets		$5,278,470	$5,443,484
Less:	Intangible assets	93,220	94,589

	Tangible assets	$5,185,250	$5,348,895

	Equity to assets ratio	12.32%	11.93%
	Tangible common equity ratio(1)	10.74%	10.38%

(1)
Calculated as tangible common equity divided by tangible assets.

Results of Operations

  Acquisitions Impact Earnings Performance

        The comparability of financial information is affected by our acquisitions. We completed the following three acquisitions during 2012: EQF ($189.8 million in assets), which was acquired on

January 3, 2012; Celtic ($67.1 million in assets), which was acquired on April 3, 2012; and APB ($283.8 million in assets), which was acquired on August 1, 2012. These acquisitions have been accounted for using the acquisition method of accounting and, accordingly, their operating results have been included in the consolidated financial statements from their respective acquisition dates.

  Earnings Performance

        Summarized financial information for the periods indicated are as follows:

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
	(Dollars in thousands, except per share data)
Earnings Summary:
Interest income	$69,269	$73,702	$74,400
Interest expense	(3,576)	(4,099)	(6,720)

Net interest income	65,693	69,603	67,680

Negative provision (provision) for credit losses:
Non-covered loans and leases	—	—	10,000
Covered loans	(3,137)	4,333	(3,926)

Total provision	(3,137)	4,333	6,074

FDIC loss sharing income (expense), net	(3,137)	(6,022)	(3,579)
Gain on asset sales	634	2,481	990
Other noninterest income	5,343	5,598	5,851

Total noninterest income	2,840	2,057	3,262

Non-covered OREO expense, net	(313)	(316)	(1,821)
Covered OREO expense, net	813	461	(822)
Acquisition and integration costs	(692)	(1,092)	(25)
Debt termination expense	—	—	(22,598)
Other noninterest expense	(43,991)	(42,578)	(43,629)

Total noninterest expense	(44,183)	(43,525)	(68,895)

Income tax expense	(7,719)	(12,576)	(2,857)

Net earnings	$13,494	$19,892	$5,264

Profitability Measures:
Earnings per share:
Basic	$0.37	$0.54	$0.14
Diluted	$0.37	$0.54	$0.14
Annualized return on:
Average assets	1.02%	1.44%	0.38%
Average equity	9.29%	13.51%	3.83%
Average tangible equity(1)	11.05%	16.12%	4.42%
Net interest margin	5.40%	5.49%	5.41%
Base efficiency ratio	64.5%	60.7%	97.1%
Adjusted efficiency ratio(2)	61.7%	55.7%	58.5%

(1)
Calculation reduces average equity by average intangible assets.

(2)
Excludes FDIC loss sharing income (expense), securities gains and losses, OREO expenses, acquisition and integration costs, and debt termination expense.

        The following table presents net credit costs for the periods indicated:

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
	(In thousands)
Provision (negative provision) for credit losses on non-covered loans and leases	$—	$—	$(10,000)
Non-covered OREO expense, net	313	316	1,821

Total non-covered net credit costs	313	316	(8,179)

Provision (negative provision) for credit losses on covered loans	3,137	(4,333)	3,926
Covered OREO (income) expense, net	(813)	(461)	822

	2,324	(4,794)	4,748
Less: FDIC loss sharing expense, net	(3,137)	(6,022)	(3,579)

Total covered net credit costs	5,461	1,228	8,327

Total net credit costs	$5,774	$1,544	$148

  First Quarter of 2013 Compared to Fourth Quarter of 2012

        Net earnings for the first quarter of 2013 were $13.5 million, or $0.37 per diluted share, compared to $19.9 million, or $0.54 per diluted share, for the fourth quarter of 2012. The $6.4 million decline in net earnings for the linked quarters was due primarily to the following:

  •
  The $4.4 million ($2.6 million after tax) decrease in interest income on loans and leases, attributable to: (a) a lower portfolio yield ($1.9 million in interest) as new loans and refinancings are being closed in this low rate environment; (b) two fewer days in the first quarter ($1.3 million in interest); and (c) a lower portfolio average balance ($1.2 million in interest) as we are not competing for loans that do not meet our pricing targets or that generate undue interest rate risk.

  •
  The $4.2 million ($2.5 million after tax) increase in net credit costs. This increase was due principally to a positive credit loss provision on covered loans in the first quarter compared to a negative provision in the fourth quarter, which lowered pre-tax earnings quarter-over-quarter by $7.5 million ($4.3 million after tax). This was offset, however, by lower FDIC loss sharing expense of $2.9 million ($1.7 million after tax). The covered credit loss provision in the first quarter was due largely to updated appraisals on two collateral-dependent covered loan relationships, while the negative provision in the fourth quarter was due to increases in expected cash flows on covered loans generally.

  •
  The $1.8 million ($1.1 million after tax) decline in gain on asset sales due to (a) a $1.0 million decrease in gain on sale of leases to a more sustainable level of $225,000, and (b) an $830,000 decline in gain on sale of securities to $409,000.

  •
  The $2.1 million ($1.2 million after tax) increase in compensation expense due to (a) $1.2 million in higher payroll taxes attributable to the start of the new year, (b) $794,000 in base year salary increases effective March 1, 2013, and higher incentive compensation also due to the start of a new year, and (c) $232,000 in lower cost deferrals due to lower loan originations.

  First Quarter of 2013 Compared to First Quarter of 2012

        Net earnings for the first quarter of 2013 were $13.5 million, or $0.37 per diluted share, compared to net earnings of $5.3 million, or $0.14 per diluted share, for the first quarter of 2012. The $8.2 million increase in net earnings was due primarily to the following:

  •
  Lower net interest income of $2.0 million ($1.2 million after tax) attributed to lower interest income on loans and leases of $3.7 million and investment securities of $1.4 million, offset by lower interest expense of $3.1 million. The decline in interest on loans and leases was due to (a) a lower portfolio yield ($2.6 million in interest) and (b) a lower portfolio average balance ($1.1 million in interest). The decrease in interest expense was attributable to lower rates on time deposits and money market deposits, lower average time deposits, lower average borrowings, and a lower rate and average balance of subordinated debentures,

  •
  The $5.6 million ($3.3 million after tax) increase in net credit costs. This increase was due principally to a zero credit loss provision on non-covered loans and leases in the first quarter of 2013 compared to a negative provision of $10.0 million in the first quarter of 2012. This was offset, however, by lower combined non-covered and covered OREO expense of $3.1 million, due to lower write-downs of $1.8 million, lower maintenance costs of $871,000, and higher gains on sales of OREO of $476,000.

  •
  The Company incurred $22.6 million ($13.1 million after tax) of debt termination expense in the first quarter of 2012 on the repayment of $225 million in fixed-rate term Federal Home Loan Bank ("FHLB") advances and the early redemption of $18.6 million in subordinated debentures; there was no such item for the first quarter of 2013.

  •
  Higher compensation expense of $1.2 million ($675,000 after tax) attributable mainly to the Celtic and APB acquisitions.

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

        The following tables present, for the periods indicated, the distribution of average assets, liabilities and stockholders' equity, as well as interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities:

	Three Months Ended
	March 31, 2013			December 31, 2012			March 31, 2012
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans and leases, net of unearned income(1)	$3,500,895	$61,010	7.07%	$3,565,635	$65,455	7.30%	$3,562,766	$64,752	7.31%
Investment securities(2)	1,365,210	8,216	2.44%	1,364,457	8,173	2.38%	1,363,067	9,580	2.83%
Deposits in financial institutions	69,056	43	0.25%	116,406	74	0.25%	103,557	68	0.26%

Total interest-earning assets	4,935,161	$69,269	5.69%	5,046,498	$73,702	5.81%	5,029,390	$74,400	5.95%

Other assets	440,990			458,520			471,177

Total assets	$5,376,151			$5,505,018			$5,500,567

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest checking deposits	$523,503	$62	0.05%	$512,322	$66	0.05%	$513,190	$65	0.05%
Money market deposits	1,207,332	484	0.16%	1,257,094	549	0.17%	1,199,226	567	0.19%
Savings deposits	155,687	12	0.03%	156,838	12	0.03%	160,958	13	0.03%
Time deposits	796,644	2,091	1.06%	839,783	2,412	1.14%	942,501	2,959	1.26%

Total interest-bearing deposits	2,683,166	2,649	0.40%	2,766,037	3,039	0.44%	2,815,875	3,604	0.51%
Borrowings	12,561	144	4.65%	21,126	228	4.29%	239,779	1,925	3.23%
Subordinated debentures	108,250	783	2.93%	108,250	832	3.06%	123,393	1,191	3.88%

Total interest-bearing liabilities	2,803,977	$3,576	0.52%	2,895,413	$4,099	0.56%	3,179,047	$6,720	0.85%

Noninterest-bearing demand deposits	1,940,435			1,977,999			1,719,003
Other liabilities	42,532			46,081			49,731

Total liabilities	4,786,944			4,919,493			4,947,781
Stockholders' equity	589,207			585,525			552,786

Total liabilities and stockholders' equity	$5,376,151			$5,505,018			$5,500,567

Net interest income		$65,693			$69,603			$67,680

Net interest rate spread			5.17%			5.25%			5.10%
Net interest margin			5.40%			5.49%			5.41%
Total deposits	$4,623,601			$4,744,036			$4,534,878
All-in deposit cost(3)			0.23%			0.25%			0.32%

(1)
Includes nonaccrual loans and leases and loan fees.

(2)
The tax-equivalent yield on investment securities was 2.79%, 2.73%, and 3.20% for the three months ended March 31, 2013, December 31, 2012, and March 31, 2012, respectively.

(3)
All-in deposit cost is calculated as annualized interest expense on deposits divided by average total deposits.

        The net interest margin ("NIM") is impacted by several items that cause volatility from period to period. The effects of such items on the net interest margin are shown in the following table for the periods indicated:

	Three Months Ended
Items Impacting NIM Volatility	March 31, 2013	December 31, 2012	March 31, 2012
	Increase (Decrease) in NIM
Accelerated accretion of acquisition discounts resulting from covered loan payoffs	0.04%	0.13%	0.20%
Nonaccrual loan interest	0.01%	0.01%	—
Unearned income on the early repayment of leases	0.08%	0.03%	0.03%
Celtic loan portfolio premium amortization	(0.01)%	(0.01)%	—

Total	0.12%	0.16%	0.23%

        The following table presents the loan yields and related average balances for our non-covered loans and leases, covered loans, and total loan and lease portfolio for the periods indicated:

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
	(Dollars in thousands)
Yields:
Non-covered loans and leases	6.71%	6.83%	6.74%
Covered loans	9.23%	9.81%	9.59%
Total loans and leases	7.07%	7.30%	7.31%
Average Balances:
Non-covered loans and leases	$2,999,002	$3,026,121	$2,876,059
Covered loans	501,893	539,514	686,707

Total loans and leases	$3,500,895	$3,565,635	$3,562,766

        The loan yield is impacted by the same items which cause volatility in the NIM. The following table presents the effects of these items on the total loan and lease yield for the periods indicated:

	Three Months Ended
Items Impacting Loan and Lease Yield Volatility	March 31, 2013	December 31, 2012	March 31, 2012
	Increase (Decrease) in Loan Yield
Accelerated accretion of acquisition discounts resulting from covered loan payoffs	0.08%	0.16%	0.29%
Nonaccrual loan interest	0.01%	0.02%	—
Unearned income on the early repayment of leases	0.10%	0.05%	0.04%
Celtic loan portfolio premium amortization	(0.02)%	(0.01)%	—

Total	0.17%	0.22%	0.33%

  First Quarter of 2013 Compared to Fourth Quarter of 2012

        Net interest income declined by $3.9 million to $65.7 million for the first quarter of 2013 compared to $69.6 million for the fourth quarter of 2012 due primarily to lower interest income on loans and leases. The $4.4 million decline in interest income on loans and leases was due to the combination of three factors: (a) a lower portfolio yield ($1.9 million in interest) as we continue to operate in a low interest rate environment where new loans and refinancings are being completed at rates below the current portfolio yield; (b) two fewer days in the current quarter ($1.3 million in interest); and (c) the lower average portfolio balance ($1.2 million in interest) as we have avoided lending at rates substantially below our net interest margin and/or at longer durations that would increase our interest rate risk profile. Interest expense declined by $523,000 due mostly to lower rates and average balances of time and money market deposits.

        Our NIM for the first quarter of 2013 was 5.40%, a decrease of nine basis points from the 5.49% reported for the fourth quarter of 2012. The decrease was due mainly to a lower yield on loans and leases and lower average loans and leases, offset by lower rates and average balances of time and money market deposits.

        The yield on average loans and leases decreased 23 basis points to 7.07% for the first quarter of 2013 from 7.30% for the fourth quarter of 2012. This was due mainly to lower accelerated accretion of acquisition discounts from covered loan payoffs. Accelerated accretion of acquisition discounts from covered loan payoffs totaled approximately $677,000 for the first quarter of 2013 and $1.5 million for the fourth quarter of 2012, increasing the loan yields by 8 basis points and 16 basis points, respectively. Such accelerated accretion of acquisition discounts increased the covered loan portfolio yields by 55 basis points for the first quarter of 2013 and 110 basis points for the fourth quarter of 2012. Total income from early lease payoffs was $857,000 in the first quarter of 2013 and $466,000 in the fourth quarter of 2012.

        All-in deposit cost declined two basis points to 0.23% during the first quarter of 2013 from 0.25% for the fourth quarter of 2012. Such declines are due to lower rates on money market and time deposits. Time deposits maturing over the next 12 months total $607.0 million and bear a weighted-average rate of 1.01%. The cost of total interest-bearing liabilities declined four basis points to 0.52% for the first quarter of 2013 from 0.56% for the fourth quarter of 2012.

  First Quarter of 2013 Compared to First Quarter of 2012

        Net interest income declined by $2.0 million to $65.7 million for the first quarter of 2013 compared to $67.7 million for the first quarter of 2012. This change was due to a $3.7 million decrease in interest income on loans and leases and a $1.4 million decline in interest income on investment securities, offset by a $3.1 million decrease in interest expense. Interest income on loans and leases decreased due to a lower average portfolio balance ($2.6 million in interest) and lower portfolio yield ($1.1 million in interest). The average balance of loans and leases declined $61.9 million to $3.5 billion in the first quarter of 2013 compared to the same period last year. The yield on loans and leases decreased 24 basis points to 7.07% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Interest income on investment securities declined due mostly to lower interest on our government agency and government-sponsored enterprise ("GSE") pass through securities portfolio ($2.7 million in interest), offset by higher interest on our municipal securities portfolio attributable to purchases ($1.4 million in interest). The lower interest on our pass through securities was due to: (a) a lower average balance, (b) accelerated premium amortization due to increased prepayment speeds, and (c) the lower yields on such securities purchased during the last nine months of 2012 and first quarter of 2013 attributable to the generally lower interest rate environment.

        The decline in interest expense for the first quarter of 2013 compared to the same period last year was due to the following factors. Interest expense on deposits decreased $955,000 due to lower rates on time and money market deposits, as well as lower average time deposits. Interest expense on borrowings declined $1.8 million due to lower average borrowings; we repaid fixed-rate term FHLB advances at the end of the first quarter of 2012 and replaced a portion of those advances with lower cost overnight FHLB advances that were repaid during the third quarter of 2012. Interest expense on subordinated debentures decreased $408,000 due to the March 2012 redemption of $18.6 million in fixed-rate subordinated debentures.

        The NIM declined only one basis point to 5.40% for the first quarter of 2013 compared to 5.41% for the same period last year.

        The yield on average loans and leases decreased 24 basis points to 7.07% for the first quarter of 2013 from 7.31% for the first quarter of 2012. This was due mainly to lower accelerated accretion of acquisition discounts from covered loan payoffs. Accelerated accretion of acquisition discounts from covered loan payoffs totaled approximately $677,000 for the first quarter of 2013 and $2.5 million for the first quarter of 2012, increasing the loan yields by 8 basis points and 29 basis points, respectively.

        All-in deposit cost declined nine basis points to 0.23% for the first quarter of 2013 compared to the same period last year. The cost of interest-bearing deposits declined 11 basis points to 0.40% due to lower rates on money market and time deposits and a shift in the deposit mix to lower cost interest-bearing checking, money market, and savings deposits from higher cost time deposits attributable to the decline in average time deposits. The cost of total interest-bearing liabilities declined 33 basis points to 0.52% due to the reduction in the cost of interest-bearing deposits and lower subordinated debentures cost due to the repayment of higher cost fixed-rate subordinated debentures in the first quarter of 2012.

  Provision for Credit Losses

        The following table sets forth the details of the provision for credit losses and allowance for credit losses data for the periods indicated:

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
	(Dollars in thousands)
Provision For Credit Losses:
Addition to (reduction in) allowance for loan and lease losses	$(460)	$(350)	$(8,500)
Addition to (reduction in) reserve for unfunded loan commitments	460	350	(1,500)

Total provision (negative provision) for non-covered loans and leases	—	—	(10,000)
Provision (negative provision) for covered loans	3,137	(4,333)	3,926

Total provision (negative provision) for credit losses	$3,137	$(4,333)	$(6,074)

Allowance for Credit Losses Data(1):
Net charge-offs on non-covered loans and leases	$223	$2,893	$2,046
Annualized net charge-offs to average non-covered loans and leases	0.03%	0.38%	0.29%
At Period End:
Allowance for loan and lease losses	$65,216	$65,899	$74,767
Allowance for credit losses	71,896	72,119	81,737
Non-covered nonaccrual loans and leases	41,893	39,284	48,162
Non-covered classified loans and leases	105,201	101,019	145,933
Allowance for credit losses to non-covered loans and leases, net of unearned income	2.43%	2.37%	2.85%
Allowance for credit losses to non-covered nonaccrual loans and leases	171.6%	183.6%	169.7%

(1)
For non-covered loans and leases only.

        Provisions for credit losses are charged to earnings as and when needed for both on and off-balance sheet credit exposures. We have a provision for credit losses on our non-covered loans and leases and a provision for credit losses on our covered loans. The provision for credit losses on our non-covered loans and leases is based on our allowance methodology and is an expense, or contra-expense, that, in our judgment, is required to maintain the adequacy of the allowance for loan and lease losses and the reserve for unfunded loan commitments. Our allowance methodology reflects net charge-offs, the levels and trends of nonaccrual and classified loans and leases, the migration of loans and leases into various risk classifications, and the level of outstanding loans and leases. The provision for credit losses on our covered loans results from decreases or increases in expected cash flows on covered loans compared to those previously estimated.

        We recorded a positive provision for credit losses of $3.1 million for the first quarter of 2013 compared to a negative provision of $4.3 million for the fourth quarter of 2012 and a negative provision of $6.1 million for the first quarter of 2012.

        The provision related to non-covered loans and leases was zero for the first quarter of 2013 and the fourth quarter of 2012 and a negative provision of $10.0 million for the first quarter of 2012. Net charge-offs on non-covered loans and leases were $223,000 in the first quarter of 2013, $2.9 million in the fourth quarter of 2012, and $2.0 million in the first quarter of 2012. Nonaccrual loans and leases totaled $41.9 million, $39.3 million, and $48.2 million at March 31, 2013, December 31, 2012, and March 31, 2012, respectively. Classified loans and leases were $105.2 million, $101.0 million, and $145.9 million at March 31, 2013, December 31, 2012, and March 31, 2012, respectively.

        The allowance for credit losses on non-covered loans and leases was $71.9 million as of March 31, 2013 and represented 2.43% of non-covered loans and leases at that date. This compares to an allowance for credit losses on non-covered loans and leases of $72.1 million, or 2.37% of non-covered loans and leases, as of December 31, 2012, and an allowance for credit losses on non-covered loans of $81.7 million, or 2.85% of non-covered loans, as of March 31, 2012.

        Our non-covered loans and leases at March 31, 2013, include $279.6 million in loans and leases acquired in our 2012 acquisitions that were initially recorded at their estimated fair values. The fair value amounts at which these loans were initially recorded included an estimate of their credit losses. The allowance calculation takes into consideration those loans and leases whose credit quality has deteriorated since the acquisition. At March 31, 2013, $1.5 million of our allowance for credit losses applies to such loans and leases. When these loans and leases are excluded from the total of non-covered loans and leases, the coverage ratio of our allowance for credit losses increases to 2.63% at March 31, 2013; the comparable ratio at December 31, 2012, was 2.58%.

        During the first quarter of 2013, we made a $3.1 million positive provision for credit losses on the covered loan portfolio due largely to updated appraisals on two collateral-dependent covered loan relationships. During the fourth quarter of 2012, we recorded a $4.3 million negative provision for credit losses on covered loans due to an increase in expected cash flows on covered loans from previous estimates, and in the first quarter of 2012, we recorded a positive provision of $3.9 million due to a decrease in expected cash flows on covered loans compared to those previously estimated. The FDIC absorbs 80% of the losses on covered loans under the terms of our loss sharing agreements.

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

  Noninterest Income

        The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
	(In thousands)
Noninterest Income:
Service charges on deposit accounts	$2,863	$3,063	$3,353
Other commissions and fees	1,933	2,025	1,883
Gain on sale of leases	225	1,242	990
Gain on sale of securities	409	1,239	—
Increase in cash surrender value of life insurance	433	300	365
FDIC loss sharing income (expense), net	(3,137)	(6,022)	(3,579)
Other income	114	210	250

Total noninterest income	$2,840	$2,057	$3,262

        The following table presents the details of FDIC loss sharing income (expense), net for the periods indicated:

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
	(In thousands)
FDIC Loss Sharing Income, Net:
Gain on FDIC loss sharing asset(1)	$4,057	$303	$(867)
FDIC loss sharing asset amortization, net	(5,991)	(3,740)	(2,513)
Loan recoveries shared with FDIC(2)	(591)	(2,180)	(839)
Net reimbursement (to) from FDIC for covered OREO activity(3)	(614)	(409)	634
Other	2	4	6

Total FDIC loss sharing income (expense), net	$(3,137)	$(6,022)	$(3,579)

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

  First Quarter of 2013 Compared to Fourth Quarter of 2012 and First Quarter of 2012

        Noninterest income for the first quarter of 2013 totaled $2.8 million compared to $2.1 million for the fourth quarter of 2012 and $3.3 million for the first quarter of 2012. The $783,000 increase for the first quarter of 2013 compared to the prior quarter was due to lower net FDIC loss sharing expense, offset by lower gains on sales of leases and securities.

        The first quarter of 2013 included net FDIC loss sharing expense of $3.1 million compared to the fourth quarter of 2012 net FDIC loss sharing expense of $6.0 million; such change was due mostly to a higher provision for credit losses on covered loans and lower covered loan recoveries, offset by higher amortization of the FDIC loss sharing asset. The increase in quarterly amortization relates to lower estimated losses expected to be collected from the FDIC over the contractual life of the loss sharing contracts.

        Gain on sale of leases decreased by $1.0 million to a more sustainable level of $225,000 and gain on sale of securities decreased by $830,000 to $409,000. We do not rely on asset sales to generate net earnings; however, our leasing operation periodically sells leases to manage credit risk and portfolio size. In addition, we sold $12.4 million in corporate debt securities in the first quarter of 2013 and $43.9 million in government agency and GSE pass through securities in the fourth quarter of 2012 to reduce overall portfolio price volatility and extension risk.

        The $422,000 decline in noninterest income for the first quarter of 2013 compared to the same period last year was due mostly to lower gains on sales of leases of $765,000 and lower service charges on deposit accounts of $490,000, offset by lower FDIC loss sharing expense of $442,000 and a higher gain on sale of securities of $409,000. The reduction in service charges on deposit accounts was attributable primarily to lower analysis charges and NSF fees. The first quarter of 2013 includes net FDIC loss sharing expense of $3.1 million compared to first quarter of 2012 net FDIC loss sharing expense of $3.6 million; such change was due mostly to a higher gain on the FDIC loss sharing asset, offset by higher net amortization of the FDIC loss sharing asset and lower net covered OREO costs. The increase in gain on sale of securities was due to the sale of $12.4 million in corporate debt securities in the first quarter of 2013 to reduce overall portfolio price volatility and extension risk.

  Noninterest Expense

        The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
	(Dollars in thousands)
Noninterest Expense:
Compensation	$25,350	$23,269	$24,187
Occupancy	6,598	6,773	7,288
Data processing	2,233	2,272	2,280
Other professional services	2,097	2,200	1,770
Business development	736	684	638
Communications	613	637	608
Insurance and assessments	1,261	1,270	1,293
Non-covered other real estate owned, net	313	316	1,821
Covered other real estate owned, net	(813)	(461)	822
Intangible asset amortization	1,176	1,176	1,735
Acquisition and integration	692	1,092	25
Debt termination	—	—	22,598
Other expense	3,927	4,297	3,830

Total noninterest expense	$44,183	$43,525	$68,895

        The following tables present the components of OREO expense, net for the periods indicated:

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
	(In thousands)
Non-Covered OREO Expense:
Provision for losses	$92	$401	$752
Maintenance costs	270	280	1,027
Gain on sale	(49)	(365)	42

Total non-covered OREO expense, net	$313	$316	$1,821

Covered OREO Expense:
Provision for losses	$1,093	$366	$2,229
Maintenance costs	(45)	52	69
Gain on sale	(1,861)	(879)	(1,476)

Total covered OREO expense, net	$(813)	$(461)	$822

  First Quarter of 2013 Compared to Fourth Quarter of 2012

        Noninterest expense increased by $658,000 to $44.2 million during the first quarter of 2013 compared to $43.5 million for the fourth quarter of 2012. With the exception of compensation costs and business development expense, overhead expense categories decreased quarter-over-quarter, as management continues to focus on controlling noninterest expenses. Compensation costs increased $2.1 million due mainly to the timing of payroll taxes, higher base salaries and incentive compensation, and lower cost deferral on new loan originations. Payroll taxes are always higher in the first quarter of a calendar year, and this item accounted for $1.2 million of the increase. Base salary increases, effective March 1, and higher incentive compensation costs, also attributable to the start of a new year, accounted for $794,000 of the increase. Lastly, lower new loan volume resulted in lower deferral of direct loan origination compensation costs of $232,000. Acquisition and integration costs, which declined $400,000, will vary from period-to-period due to the timing of such activities. Covered OREO expense decreased $352,000 due mainly to higher gains on sales of $982,000 offset by higher write-downs of $727,000.

        Noninterest expense includes (a) amortization of time-based restricted stock, which is included in compensation, and (b) intangible asset amortization. Amortization of restricted stock totaled $1.8 million, $1.4 million, and $1.6 million for the first quarter of 2013, fourth quarter of 2012, and first quarter of 2012, respectively. Intangible asset amortization totaled $1.2 million, $1.2 million, and $1.7 million for the first quarter of 2013, fourth quarter of 2012, and first quarter of 2012, respectively.

  First Quarter of 2013 Compared to First Quarter of 2012

        Noninterest expense declined by $24.7 million to $44.2 million for the first quarter of 2013 compared to $68.9 million for the same period last year. This change was due mainly to $22.6 million of debt termination expense incurred in the first quarter of 2012 on the repayment of $225 million in fixed-rate term FHLB advances and the early redemption of $18.6 million in subordinated debentures; there was no such item in the first quarter of 2013. Additionally, combined non-covered and covered OREO expense decreased $3.1 million in the first quarter of 2013 compared to the same period last year due to lower write-downs of $1.8 million, lower maintenance costs of $871,000, and higher gains on sales of OREO of $476,000. These items were offset partially by higher compensation expense of $1.2 million in the current quarter compared to the first quarter of 2012 due mainly to the additions of Celtic and APB.

  Income Taxes

        The effective tax rate for the first quarter of 2013 was 36.4% compared to 38.7% for the fourth quarter of 2012 and 35.2% in the first quarter of 2012. The difference in the effective tax rates between periods relates mainly to the level of tax credits and tax deductions and the amount of tax exempt income recorded in each of the periods. The Company operates primarily in the Federal and California jurisdictions and the blended statutory tax rate for Federal and California is 42%.

Business Segments

        The Company's reportable segments consist of "Banking," "Asset Financing," and "Other." At March 31, 2013, the Other segment consisted of the PacWest Bancorp holding company and other elimination and reconciliation entries.

        The Bank's Asset Financing segment includes the operations of the divisions and subsidiaries that provide asset-based commercial loans and equipment leases. The asset-based lending products are offered primarily through three business units: (1) First Community Financial ("FCF"), a division of the Bank, based in Phoenix, Arizona; (2) BFI Business Finance ("BFI"), a wholly-owned subsidiary of the Bank, based in San Jose, California; and (3) Celtic Capital Corporation ("Celtic"), a wholly-owned subsidiary of the Bank based in Santa Monica, California. The Bank's leasing products are offered through Pacific Western Equipment Finance ("EQF"), a division of the Bank based in Midvale, Utah.

        With the acquisitions of EQF in January 2012 and Celtic in April 2012, we expanded our asset-based lending operations, both in terms of size and product diversification by adding equipment leasing, and determined that our asset financing operations met the threshold to be a reportable segment beginning with the second quarter of 2012.

        The accounting policies of the reported segments are the same as those of the Company described in Note 1, "Nature of Operations and Summary of Significant Accounting Policies," of our Annual Report on Form 10-K for the year ended December 31, 2012. Transactions between segments consist primarily of borrowed funds. Intersegment interest expense is allocated to the Asset Financing segment based upon the Bank's total cost of interest-bearing liabilities. The provision for credit losses is allocated based on actual charge-offs for the period as well as assigning a minimum reserve requirement to the Asset Financing segment. Noninterest income and noninterest expense directly attributable to a segment are assigned to it.

        The following tables present information regarding our business segments as of and for the periods indicated:

	March 31, 2013
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Non-covered loans and leases, net of unearned income	$2,492,159	$464,738	$—	$2,956,897
Allowance for loan and lease losses	(60,079)	(5,137)	—	(65,216)

Non-covered loans and leases, net	2,432,080	459,601	—	2,891,681
Covered loans, net	483,063	—	—	483,063

Total loans and leases, net	$2,915,143	$459,601	$—	$3,374,744

Goodwill	$53,995	$25,678	$—	$79,673
Core deposit and customer relationship intangibles, net	11,159	2,388	—	13,547
Total assets	4,773,916	504,554	21,435	5,299,905
Total deposits(1)	4,580,514	—	(27,284)	4,553,230

(1)
The negative balance in the "Other" segment represents the elimination of holding company cash held in deposit accounts at the Bank.

	March 31, 2012
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Non-covered loans and leases, net of unearned income	$2,563,893	$301,390	$—	$2,865,283
Allowance for loan and lease losses	(72,062)	(2,705)	—	(74,767)

Non-covered loans and leases, net	2,491,831	298,685	—	2,790,516
Covered loans, net	660,297	—	—	660,297

Total loans and leases, net	$3,152,128	$298,685	$—	$3,450,813

Goodwill	$39,140	$17,004	$—	$56,144
Core deposit and customer relationship intangibles, net	15,707	1,673	—	17,380
Total assets	5,087,364	342,743	18,001	5,448,108
Total deposits(1)	4,569,708	—	(13,038)	4,556,670

(1)
The negative balance in the "Other" segment represents the elimination of holding company cash held in deposit accounts at the Bank.

	Three Months Ended March 31, 2013
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$56,907	$12,362	$—	$69,269
Intersegment interest income (expense)	471	(471)	—	—
Other interest expense	(2,650)	(143)	(783)	(3,576)

Net interest income	54,728	11,748	(783)	65,693

(Provision) negative provision for credit losses:
Non-covered loans and leases	801	(801)	—	—
Covered loans	(3,137)	—	—	(3,137)

Total (provision) negative provision for credit losses	(2,336)	(801)	—	(3,137)

Noninterest income	2,273	544	23	2,840

Intangible asset amortization	(993)	(183)	—	(1,176)
Other noninterest expense	(35,538)	(6,053)	(1,416)	(43,007)

Total noninterest expense	(36,531)	(6,236)	(1,416)	(44,183)

Earnings (loss) before income taxes	18,134	5,255	(2,176)	21,213
Income tax expense (benefit)	(6,430)	(2,199)	910	(7,719)

Net earnings (loss)	$11,704	$3,056	$(1,266)	$13,494

	Three Months Ended March 31, 2012
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$65,483	$8,917	$—	$74,400
Intersegment interest income (expense)	523	(523)	—	—
Other interest expense	(5,311)	(218)	(1,191)	(6,720)

Net interest income	60,695	8,176	(1,191)	67,680

(Provision) negative provision for credit losses:
Non-covered loans and leases	10,000	—	—	10,000
Covered loans	(3,926)	—	—	(3,926)

Total (provision) negative provision for credit losses	6,074	—	—	6,074

Noninterest income	2,058	1,166	38	3,262

Intangible asset amortization	(1,708)	(27)	—	(1,735)
Debt termination expense	(24,195)	—	1,597	(22,598)
Other noninterest expense	(38,352)	(4,812)	(1,398)	(44,562)

Total noninterest expense	(64,255)	(4,839)	199	(68,895)

Earnings (loss) before income taxes	4,572	4,503	(954)	8,121
Income tax expense (benefit)	(1,358)	(1,900)	401	(2,857)

Net earnings (loss)	$3,214	$2,603	$(553)	$5,264

	Three Months Ended December 31, 2012
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$61,834	$11,868	$—	$73,702
Intersegment interest income (expense)	448	(448)	—	—
Other interest expense	(3,041)	(226)	(832)	(4,099)

Net interest income	59,241	11,194	(832)	69,603

(Provision) negative provision for credit losses:
Non-covered loans and leases	482	(482)	—	—
Covered loans	4,333	—	—	4,333

Total (provision) negative provision for credit losses	4,815	(482)	—	4,333

Noninterest income	359	1,672	26	2,057

Intangible asset amortization	(1,043)	(133)	—	(1,176)
Other noninterest expense	(34,343)	(6,540)	(1,466)	(42,349)

Total noninterest expense	(35,386)	(6,673)	(1,466)	(43,525)

Earnings (loss) before income taxes	29,029	5,711	(2,272)	32,468
Income tax (expense) benefit	(11,130)	(2,386)	940	(12,576)

Net earnings (loss)	$17,899	$3,325	$(1,332)	$19,892

  First Quarter of 2013 Compared to First Quarter of 2012

        Net earnings for the Banking segment increased $8.5 million to $11.7 million for the first quarter of 2013 compared to $3.2 million for the first quarter of 2012. The increase in net earnings was due mainly to $24.2 million ($14.0 million after tax) in debt termination expense recognized in the first quarter of 2012 with no similar charge in the first quarter of 2013, and lower combined non-covered and covered OREO expenses of $3.1 million ($1.8 million after tax). These items were offset by a higher provision for credit losses on non-covered loans and leases and covered loans of $8.4 million ($4.9 million after tax) and lower net interest income of $6.0 million ($3.5 million after tax).

        The decrease in net interest income for the first quarter of 2013 compared to the first quarter of 2012 was attributed to both lower average interest-earning assets and a lower yield on such assets. The Banking segment's average interest-earning assets totaled $4.5 billion for the first quarter of 2013, a $237.0 million decrease compared to the first quarter of 2012, due mainly to lower average loans. The yield on the Banking segment's average interest-earning assets decreased 43 basis points to 5.13% for the first quarter of 2013 compared to 5.56% for the first quarter of 2012.

        For further information on the Banking segment regarding results of operations, loans, credit quality, deposits and liquidity, see the sections titled "Results of Operations" and "Balance Sheet Analysis" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Net earnings for the Asset Financing segment increased $453,000 to $3.1 million for the first quarter of 2013 compared to $2.6 million for the first quarter of 2012, due mostly to the Celtic acquisition. Net interest income for the Asset Financing segment increased $3.6 million ($2.1 million after tax), due primarily to the Celtic acquisition and organic growth. The yield on the Asset Financing segment's average interest-earning assets decreased 64 basis points to 11.66% for the first quarter of 2013 compared to 12.30% for the first quarter of 2012.

        The Asset Financing segment provision for credit losses increased $801,000 ($465,000 after tax) due mainly to increased loan and lease volumes for Celtic and EQF post acquisition. Noninterest income declined $622,000 ($361,000 after tax) due mainly to a decrease in gains on sales of leases of $765,000 ($444,000 after tax), offset by higher commissions and fee income of $137,000 ($79,000 after tax). Noninterest expense for the Asset Financing segment increased $1.4 million ($810,000 after tax) due mostly to adding Celtic's operations.

        The net loss for the Other segment increased $713,000 to $1.3 million for the first quarter of 2013 compared to $553,000 for the first quarter of 2012. The increase in the net loss was due principally to the $1.6 million ($926,000 after tax) gain on debt termination attributable to the early redemption of $18.6 million in subordinated debentures during the first quarter of 2012; there was no similar gain in the first quarter of 2013. This was offset partially by lower interest expense on subordinated debentures in the first quarter of 2013 of $408,000 ($237,000 after tax).

Balance Sheet Analysis

  Investment Portfolio

        The following table presents the components, yields, and duration of our securities available-for-sale as of the date indicated:

	March 31, 2013
Security Type	Amortized Cost	Carrying Value	Yield(1)	Duration (in years)
	(Dollars in thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$751,011	$781,628	1.88%	3.9
Government agency and government-sponsored enterprise collateralized mortgage obligations	97,524	99,105	1.03%	3.6
Covered private label collateralized mortgage obligations	34,933	43,785	9.23%	4.1
Municipal securities(2)	362,212	365,425	2.79%	6.5
Corporate debt securities	60,807	61,204	3.13%	12.4
Other securities	6,385	11,630	—	—

Total securities available-for-sale(2)	$1,312,872	$1,362,777	2.35%	4.9

(1)
Represents the yield for the month of March 2013.

(2)
The tax equivalent yield was 4.10% and 2.70% for municipal securities and total securities available-for-sale, respectively.

        The following table shows the geographic composition of the majority of our municipal securities portfolio as of the date indicated:

	March 31, 2013
	Carrying Value	% of Total
	(In thousands)
Municipal Securities by State:
Texas	$62,145	17%
Washington	35,395	10%
New York	24,640	7%
Illinois	24,170	7%
Colorado	18,372	5%
Florida	16,089	4%
California	15,190	4%
Ohio	14,831	4%
Connecticut	14,335	4%
Minnesota	14,115	4%

Total of 10 largest states	239,282	66%
All other states	126,143	34%

Total municipal securities	$365,425	100%

  Loans and Leases

        The following table presents the balance of our total gross loans and leases by portfolio segment and class as of the dates indicated:

	March 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$173,676	5%	$184,032	5%
SBA 504	55,403	2%	54,158	1%
Other	2,097,837	59%	2,234,701	61%

Total real estate mortgage	2,326,916	66%	2,472,891	67%

Real estate construction:
Residential	46,122	1%	54,291	1%
Commercial	92,934	3%	98,888	3%

Total real estate construction	139,056	4%	153,179	4%

Total real estate loans	2,465,972	70%	2,626,070	71%

Commercial:
Collateralized	444,207	13%	467,779	13%
Unsecured	78,964	2%	70,484	2%
Asset-based	258,264	7%	239,430	7%
SBA 7(a)	25,075	1%	25,325	1%

Total commercial	806,510	23%	803,018	23%

Leases	204,766	6%	174,373	5%
Consumer	19,221	1%	23,081	1%
Foreign	17,268	—	17,241	—

Total gross loans and leases	$3,513,737	100%	$3,643,783	100%

        Our real estate loan portfolio is predominantly commercial-related loans and as such does not expose us to the risks generally associated with residential mortgage loans such as option ARM, interest-only, or subprime mortgage loans. Our portfolio does expose us to risk elements associated with mortgage loans on commercial property. Commercial real estate mortgage loan repayments typically do not rely on the sale of the underlying collateral, but instead rely on the income producing potential of the collateral as the source of repayment. Ultimately, though, due to the loan amortization period generally being greater than the contractual loan term, the borrower may be required to refinance the loan, either with us or another lender, or pay off the loan, by selling the underlying collateral.

        At March 31, 2013, we had $190.4 million of commercial real estate mortgage loans maturing over the next 12 months. For any of these loans, in the event that we provide a concession through a refinance or modification which we would not ordinarily consider in order to protect as much of our investment as possible, such loan may be considered a troubled debt restructuring even though it was performing throughout its term. The circumstances regarding any modification and a borrower's specific situation, such as their ability to obtain financing from another source at similar market terms, are evaluated on an individual basis to determine if a troubled debt restructuring has occurred. Higher levels of troubled debt restructurings may lead to increased classified assets and credit loss provisions.

        The following table presents the composition of our total real estate mortgage loan portfolio as of the dates indicated:

	March 31, 2013		December 31, 2012
Loan Category	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$312,772	13.4%	$341,301	13.8%
Retail	321,866	13.8%	368,071	14.9%
Office buildings	337,258	14.5%	357,770	14.5%
Owner-occupied	197,059	8.5%	212,471	8.6%
Hotel	173,676	7.5%	184,032	7.4%
Healthcare	116,732	5.0%	111,384	4.5%
Mixed use	53,150	2.3%	54,213	2.2%
Gas station	33,679	1.4%	34,763	1.4%
Self storage	82,557	3.5%	78,625	3.2%
Restaurant	18,120	0.8%	18,441	0.7%
Land acquisition/development	21,851	0.9%	21,922	0.9%
Unimproved land	12,247	0.5%	13,666	0.6%
Other	180,351	7.8%	186,414	7.5%

Total commercial real estate mortgage	1,861,318	79.9%	1,983,073	80.2%

Residential real estate mortgage:
Multi-family	259,663	11.2%	273,343	11.0%
Single family owner-occupied	116,650	5.0%	125,085	5.1%
Single family nonowner-occupied	31,964	1.4%	33,098	1.3%
Mixed use	2,460	0.1%	2,474	0.1%
HELOCs	54,861	2.4%	55,818	2.3%

Total residential real estate mortgage	465,598	20.1%	489,818	19.8%

Total gross real estate mortgage loans	$2,326,916	100.0%	$2,472,891	100.0%

        The following table presents the balance of our total gross loans and leases by portfolio segment and class, showing the non-covered and covered components, at the date indicated:

	March 31, 2013
	Total Loans and Leases		Non-Covered Loans and Leases		Covered Loans
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$173,676	5%	$172,472	6%	$1,204	—
SBA 504	55,403	2%	55,403	2%	—	—
Other	2,097,837	59%	1,568,609	53%	529,228	95%

Total real estate mortgage	2,326,916	66%	1,796,484	61%	530,432	95%

Real estate construction:
Residential	46,122	1%	43,073	1%	3,049	1%
Commercial	92,934	3%	83,634	3%	9,300	2%

Total real estate construction	139,056	4%	126,707	4%	12,349	3%

Total real estate loans	2,465,972	70%	1,923,191	65%	542,781	98%

Commercial:
Collateralized	444,207	13%	432,652	14%	11,555	2%
Unsecured	78,964	2%	78,428	3%	536	—
Asset-based	258,264	7%	258,264	8%	—	—
SBA 7(a)	25,075	1%	25,075	1%	—	—

Total commercial	806,510	23%	794,419	26%	12,091	2%

Leases	204,766	6%	204,766	7%	—	—
Consumer	19,221	1%	18,677	1%	544	—
Foreign	17,268	—	17,268	1%	—	—

Total gross loans and leases	$3,513,737	100%	2,958,321	100%	555,416	100%

Less:
Unearned income			(1,424)		—
Discount			—		(43,050)
Allowance			(65,216)		(29,303)

Total net loans and leases			$2,891,681		$483,063

Non-Covered Loans and Leases

        The following table presents the balance of our non-covered loans and leases by portfolio segment and class as of the dates indicated:

	March 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$172,472	6%	$181,144	6%
SBA 504	55,403	2%	54,158	2%
Other	1,568,609	53%	1,682,368	55%

Total real estate mortgage	1,796,484	61%	1,917,670	63%

Real estate construction:
Residential	43,073	1%	48,629	1%
Commercial	83,634	3%	81,330	3%

Total real estate construction	126,707	4%	129,959	4%

Total real estate loans	1,923,191	65%	2,047,629	67%

Commercial:
Collateralized	432,652	14%	453,176	14%
Unsecured	78,428	3%	69,844	2%
Asset-based	258,264	8%	239,430	8%
SBA 7(a)	25,075	1%	25,325	1%

Total commercial	794,419	26%	787,775	25%

Leases	204,766	7%	174,373	6%
Consumer	18,677	1%	22,487	1%
Foreign	17,268	1%	17,241	1%

Total gross non-covered loans and leases	$2,958,321	100%	$3,049,505	100%

        The following table presents the composition of our non-covered real estate mortgage loan portfolio as of the dates indicated:

	March 31, 2013		December 31, 2012
Loan Category	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$286,911	16.0%	$315,096	16.4%
Retail	228,665	12.7%	271,412	14.2%
Office buildings	290,399	16.2%	304,096	15.9%
Owner-occupied	179,827	10.0%	195,170	10.2%
Hotel	172,472	9.6%	181,144	9.4%
Healthcare	108,693	6.1%	102,816	5.4%
Mixed use	50,243	2.8%	51,294	2.7%
Gas station	28,558	1.6%	29,632	1.5%
Self storage	32,662	1.8%	29,688	1.5%
Restaurant	16,480	0.9%	16,755	0.9%
Land acquisition/development	21,851	1.2%	21,922	1.1%
Unimproved land	11,778	0.7%	13,173	0.7%
Other	165,809	9.2%	172,273	9.0%

Total commercial real estate mortgage	1,594,348	88.8%	1,704,471	88.9%

Residential real estate mortgage:
Multi-family	100,666	5.6%	103,742	5.4%
Single family owner-occupied	40,014	2.2%	46,125	2.4%
Single family nonowner-occupied	11,896	0.6%	12,789	0.7%
HELOCs	49,560	2.8%	50,543	2.6%

Total residential real estate mortgage	202,136	11.2%	213,199	11.1%

Total gross non-covered real estate mortgage loans	$1,796,484	100.0%	$1,917,670	100.0%

        The largest subset of the "Other" commercial real estate mortgage category is for fixed base operators at airports with a balance of $38.9 million, or 23.5% of the total in "Other".

  Covered Loans

        The following table presents the composition of our covered loans as of the dates indicated:

	March 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$1,204	—	$2,888	—
Other	529,228	95%	552,333	94%

Total real estate mortgage	530,432	95%	555,221	94%

Real estate construction:
Residential	3,049	1%	5,662	1%
Commercial	9,300	2%	17,558	3%

Total real estate construction	12,349	3%	23,220	4%

Total real estate loans	542,781	98%	578,441	98%

Commercial:
Collateralized	11,555	2%	14,603	2%
Unsecured	536	—	640	—

Total commercial	12,091	2%	15,243	2%

Consumer	544	—	594	—

Total gross covered loans	555,416	100%	594,278	100%

Discount	(43,050)		(50,951)
Allowance for loan losses	(29,303)		(26,069)

Covered loans, net	$483,063		$517,258

        The following table presents our gross covered real estate mortgage loan portfolio as of the dates indicated:

	March 31, 2013		December 31, 2012
Loan Category	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$25,861	4.9%	$26,205	4.7%
Retail	93,201	17.6%	96,659	17.4%
Office buildings	46,859	8.8%	53,674	9.7%
Owner-occupied	17,232	3.3%	17,301	3.1%
Hotel	1,204	0.2%	2,888	0.5%
Healthcare	8,039	1.5%	8,568	1.5%
Mixed use	2,907	0.5%	2,919	0.5%
Gas station	5,121	1.0%	5,131	0.9%
Self storage	49,895	9.4%	48,937	8.8%
Restaurant	1,640	0.3%	1,686	0.3%
Unimproved land	469	0.1%	493	0.1%
Other	14,542	2.7%	14,141	2.6%

Total commercial real estate mortgage	266,970	50.3%	278,602	50.1%

Residential real estate mortgage:
Multi-family	158,997	30.0%	169,601	30.6%
Single family owner-occupied	76,636	14.4%	78,960	14.2%
Single family nonowner-occupied	20,068	3.8%	20,309	3.7%
Mixed use	2,460	0.5%	2,474	0.4%
HELOCs	5,301	1.0%	5,275	1.0%

Total residential real estate mortgage	263,462	49.7%	276,619	49.9%

Total gross covered real estate mortgage loans	$530,432	100.0%	$555,221	100.0%

        The loans acquired in the Los Padres and Affinity acquisitions are covered by loss sharing agreements with the FDIC and we will be reimbursed for a substantial portion of any future losses. Through March 31, 2013, gross losses for Los Padres covered assets totaled $68.2 million and gross losses for Affinity covered assets totaled $152.2 million. Of this total of $220.4 million in losses, we have received payment from the FDIC of $173.1 million, which represented 80% of our losses.

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

        Specifically, our allowance methodology contains three key elements: (i) amounts based on specific evaluations of impaired loans and leases; (ii) amounts of estimated losses on several pools of loans categorized by risk rating and loan and lease type; and (iii) amounts for environmental and general economic factors that indicate probable losses were incurred but were not captured through the other elements of our allowance process. In addition, for loans and leases measured at fair value on the acquisition date and deemed to be non-impaired, our allowance methodology captures deterioration in credit quality and other inherent risks of such acquired assets experienced after the purchase date.

        Impaired loans and leases are identified at each reporting date based on certain criteria and the majority of which are individually reviewed for impairment. Non-covered nonaccrual loans and leases with an unpaid principal balance over $250,000 and all performing restructured loans are reviewed individually for the amount of impairment, if any. Non-covered nonaccrual loans and leases with an unpaid principal balance of $250,000 or less are evaluated for impairment collectively. A loan or lease is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the agreement. We measure impairment of a loan based upon the fair value of the loan's collateral if the loan is collateral-dependent or the present value of cash flows, discounted at the loan's effective interest rate, if the loan is not collateral-dependent. The impairment amount on a collateral-dependent loan is charged-off to the allowance, and the impairment amount on a loan that is not collateral-dependent is set up as a specific reserve. We measure impairment of a lease based upon the present value of the scheduled lease and residual cash flows, discounted at the lease's effective interest rate. Increased charge-offs or additions to specific reserves generally result in increased provisions for credit losses.

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

  •
  Special Mention: Loans and leases classified as "special mention" have a potential weakness that requires management's attention. If not addressed, these potential weaknesses may result in further deterioration in the borrower's ability to repay the loan or lease.

  •
  Substandard: Loans and leases classified as "substandard" have a well-defined weakness or weaknesses that jeopardize the collection of the debt. They are characterized by the possibility that we will sustain some loss if the weaknesses are not corrected.

  •
  Doubtful: Loans and leases classified as "doubtful" have all the weaknesses of those classified as "substandard," with the additional trait that the weaknesses make collection or repayment in full highly questionable and improbable.

        In addition, we may refer to the loans and leases classified as "substandard" and "doubtful" together as "criticized" loans and leases. For additional information on classified loans and leases, see Note 5, Loans and Leases, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

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

        Management believes that the allowance for loan and lease losses is adequate and appropriate for the known and inherent risks in our non-covered loan and lease portfolio. In making its evaluation, management considers certain quantitative and qualitative factors including the Company's historical loss experience; the volume and type of lending conducted by the Company; the results of our credit review process; the levels of classified and criticized loans and leases; the levels of impaired loans and leases, including nonperforming loans and leases and performing restructured loans; regulatory policies; general economic conditions; underlying collateral values; and other factors regarding collectability and impairment. To the extent we experience, for example, increased levels of documentation deficiencies, adverse changes in collateral values, or negative changes in economic and business conditions which adversely affect our borrowers, our classified loans and leases may increase. Higher levels of classified loans and leases generally result in higher allowances for loan and lease losses.

        We recognize that the determination of the allowance for loan and lease losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. Therefore, we perform sensitivity analyses to provide insight regarding the impact that adverse changes in credit risk ratings may have on our allowance for loan and lease losses. The sensitivity analyses have inherent limitations and are based on various assumptions as of a point in time and, accordingly, it is not necessarily representative of the impact loan risk rating changes may have on the allowance for loan and lease losses.

        At March 31, 2013, in the event that 1% of our non-covered loans and leases were downgraded one credit risk rating category for each category (e.g., 1% of the "pass" category moved to the "special mention" category, 1% of the "special mention" category moved to "substandard" category, and 1% of the "substandard" category moved to the "doubtful" category within our current allowance methodology), the allowance for credit losses would have increased by approximately $1.3 million. In the event that 5% of our non-covered loans and leases were downgraded one credit risk category, the allowance for credit losses would increase by approximately $6.4 million.

        Given our current risk management processes, we believe that the credit risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different conclusions that could be significant to the Company's financial statements. In addition, current credit risk ratings are subject to change as we continue to review loans and leases within our portfolio and as our borrowers are impacted by economic trends within their market areas.

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

        The following table presents information regarding the allowance for credit losses on non-covered loans and leases as of the dates indicated:

	March 31, 2013	December 31, 2012	March 31, 2012
	(Dollars in thousands)
Allowance for loan and lease losses	$65,216	$65,899	$74,767
Reserve for unfunded loan commitments	6,680	6,220	6,970

Total allowance for credit losses	$71,896	$72,119	$81,737

Allowance for credit losses to loans and leases, net of unearned income	2.43%	2.37%	2.85%
Allowance for credit losses to nonaccrual loans and leases	171.6%	183.6%	169.7%
Allowance for credit losses to nonperforming assets	92.3%	99.0%	86.6%

        The following table presents the changes in our allowance for credit losses on non-covered loans and leases for the periods indicated:

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
	(In thousands)
Allowance for credit losses, beginning of period	$72,119	$75,012	$93,783
Provision (negative provision) for credit losses	—	—	(10,000)
Net charge-offs	(223)	(2,893)	(2,046)

Allowance for credit losses, end of period	$71,896	$72,119	$81,737

        The following table presents the changes in our allowance for loan and lease losses on non-covered loans and leases for the periods indicated:

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
	(Dollars in thousands)
Allowance for loan and lease losses, beginning of period	$65,899	$69,142	$85,313
Loans and leases charged off:
Real estate mortgage	(322)	(1,789)	(2,190)
Commercial	(708)	(1,865)	(871)
Leases	(114)	(28)	—
Consumer	(9)	(32)	(199)

Total loans and leases charged off	(1,153)	(3,714)	(3,260)

Recoveries on loans charged off:
Real estate mortgage	177	381	329
Real estate construction	323	14	10
Commercial	407	368	824
Consumer	23	58	31
Foreign	—	—	20

Total recoveries on loans charged off	930	821	1,214

Net charge-offs	(223)	(2,893)	(2,046)
Provision (negative provision) for loan and lease losses	(460)	(350)	(8,500)

Allowance for loan and lease losses, end of period	$65,216	$65,899	$74,767

Ratios(1):
Allowance for loan and lease losses to loans and leases, net (end of period)	2.21%	2.16%	2.61%
Allowance for loan and lease losses to nonaccrual loans and leases (end of period)	155.67%	167.75%	155.24%
Annualized net charge-offs to average loans and leases	0.03%	0.38%	0.29%

(1)
Ratios apply only to non-covered loans.

        The following table presents the changes in our reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
	(In thousands)
Reserve for unfunded loan commitments, beginning of period	$6,220	$5,870	$8,470
Provision (negative provision)	460	350	(1,500)

Reserve for unfunded loan commitments, end of period	$6,680	$6,220	$6,970

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

        The following table presents the changes in our allowance for credit losses on covered loans for the periods indicated:

	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
	(In thousands)
Allowance for credit losses on covered loans, beginning of period	$26,069	$30,704	$31,275
Provision (negative provision)	3,137	(4,333)	3,926
Net charge-offs	97	(302)	609

Allowance for credit losses on covered loans, end of period	$29,303	$26,069	$35,810

Non-Covered Nonperforming Assets and Performing Restructured Loans

        The following table presents non-covered nonperforming assets and performing restructured loans information as of the dates indicated:

	March 31, 2013	December 31, 2012	March 31, 2012
	(Dollars in thousands)
Nonaccrual loans and leases(1)	$41,893	$39,284	$48,162
Other real estate owned(1)	35,961	33,572	46,206

Total nonperforming assets	$77,854	$72,856	$94,368

Performing restructured loans(1)	$80,501	$106,288	$110,062
Nonaccrual loans and leases to loans and leases, net of unearned income(1)	1.42%	1.29%	1.68%
Nonperforming assets ratio(1)(2)	2.60%	2.37%	3.24%

(1)
Excludes covered loans and covered OREO from the Los Padres and Affinity acquisitions.

(2)
Nonperforming assets ratio is calculated as nonperforming assets divided by the sum of total non-covered loans and leases and OREO.

        Non-covered nonperforming assets include non-covered nonaccrual loans and leases and non-covered OREO and totaled $77.9 million at March 31, 2013 compared to $72.9 million at December 31, 2012. The $5.0 million increase in non-covered nonperforming assets is due to a $2.6 million increase in nonaccrual loans and leases and a $2.4 million increase in OREO. The non-covered nonperforming assets ratio increased to 2.60% at March 31, 2013 from 2.37% at December 31, 2012.

  Nonaccrual Loans and Leases

        The $2.6 million increase in non-covered nonaccrual loans and leases during the first quarter of 2013 was attributable to (a) additions of $6.4 million, (b) charge-offs of $1.1 million and (c) other reductions, payoffs and returns to accrual status of $2.7 million.

        The following table presents our non-covered nonaccrual loans and leases and accruing loans and leases past due between 30 and 89 days by portfolio segment and class as of the dates indicated:

	Nonaccrual Loans and Leases(1)
					Accruing and 30 - 89 Days Past Due(1)
	March 31, 2013		December 31, 2012
	Amount	% of Loan Category	Amount	% of Loan Category	March 31, 2013 Amount	December 31, 2012 Amount
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$6,823	4.0%	$6,908	3.8%	$—	$—
SBA 504	2,936	5.3%	2,982	5.5%	1,066	955
Other(2)	20,045	1.3%	15,929	0.9%	26,077	1,408

Total real estate mortgage	29,804	1.7%	25,819	1.3%	27,143	2,363

Real estate construction:
Residential	1,046	2.4%	1,057	2.2%	—	—
Commercial(2)	1,447	1.7%	2,715	3.3%	7,290	—

Total real estate construction	2,493	2.0%	3,772	2.9%	7,290	—

Commercial:
Collateralized	3,306	0.8%	2,648	0.6%	542	166
Unsecured	1,471	1.9%	2,019	2.9%	132	138
Asset-based	281	0.1%	176	0.1%	—	—
SBA 7(a)	3,867	15.4%	4,181	16.5%	118	313

Total commercial	8,925	1.1%	9,024	1.1%	792	617

Leases	244	0.1%	244	0.1%	44	357
Consumer	427	2.3%	425	1.9%	26	15

Total non-covered loans and leases	$41,893	1.4%	$39,284	1.3%	$35,295	$3,352

(1)
Excludes covered loans acquired from the Los Padres and Affinity acquisitions.

(2)
Included in the 30-89 days past due amount at March 31, 2013 are two loans to the same borrower totaling $32.3 million. These loans, which were 32 days past due at quarter-end, are now current.

        The following table lists the ten largest lending relationships on nonaccrual status, excluding SBA-related loans, as of the date indicated:

March 31, 2013 Nonaccrual Amount	Description
(In thousands)
$6,823	Two loans, each secured by a hotel in San Diego County, California. The borrower is paying according to the restructured terms of each loan.(1)
3,472	Two loans, one of which is secured by an office building in Clark County, Nevada, and the other is secured by an office building in Maricopa County, Arizona.(1)
2,692	This loan is secured by an office building in San Diego County, California.(2)
2,358	This loan is secured by a strip retail center in Riverside County, California.(1)
1,877	This loan is secured by a strip retail center in Clark County, Nevada.(1)
1,425	This loan is secured by two industrial buildings in San Diego County, California.(1)
1,298	This loan is secured by an industrial building in San Bernardino County, California(2).
1,250	This loan is unsecured and has a specific reserve for 100% of the balance.(1)
1,173	Two loans, one of which is secured by an apartment building in San Diego County, California, and the other is secured by an office building in San Diego County, California.(1)
1,147	This loan is secured by three industrial buildings in Riverside County, California.(1)

$23,515	Total

(1)
On nonaccrual status at December 31, 2012.

(2)
New nonaccrual in first quarter of 2013.

  OREO

        The following table presents the components of non-covered OREO by property type as of the dates indicated:

Property Type	March 31, 2013	December 31, 2012	March 31, 2012
	(Dollars in thousands)
Commercial real estate	$791	$1,684	$20,885
Construction and land development	31,670	31,888	25,321
Single family residence	3,500	—	—

Total non-covered OREO	$35,961	$33,572	$46,206

        Non-covered OREO increased $2.4 million during the first quarter of 2013 due mainly to foreclosures of $3.5 million, offset by sales of $1.0 million.

  Performing Restructured Loans

        Non-covered performing restructured loans declined by $25.8 million during the first quarter of 2013 to $80.5 million at March 31, 2013. The decline was attributable primarily to the removal of $26.6 million in loans from restructured loan status due to the performance of the loans in accordance with their modified terms. Other items contributing to the decline were $1.5 million in loans removed from restructured loan status due to re-underwriting, $1.3 million in transfers to nonaccrual status, and $1.0 million in payoffs and charge-offs. These factors were offset by $3.7 million in additions and $1.2 million in transfers from nonaccrual status. At March 31, 2013, we had $65.4 million in real estate mortgage loans, $11.2 million in real estate construction loans, $3.7 million in commercial loans, and $202,000 in consumer loans that were accruing interest under the terms of troubled debt restructurings.

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

        The following table presents a summary of covered loans that would be considered nonaccrual except for the accounting requirements regarding acquired impaired loans and other real estate owned covered by the loss sharing agreement ("covered nonaccrual loans" and "covered OREO"; collectively, "covered nonperforming assets") as of the dates indicated:

	March 31, 2013	December 31, 2012	March 31, 2012
	(In thousands)
Covered nonaccrual loans	$108,830	$114,782	$140,555
Covered OREO	17,311	22,842	29,888

Total covered nonperforming assets	$126,141	$137,624	$170,443

Covered performing restructured loans	$28,154	$21,553	$16,652

  Deposits

        The following table presents the balance of each major category of deposits at the dates indicated:

	March 31, 2013		December 31, 2012
Deposit Category	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$1,941,234	43%	$1,939,212	41%
Interest checking deposits	512,645	11	513,389	11
Money market deposits	1,184,987	26	1,282,513	28
Savings deposits	157,572	3	153,680	3

Total core deposits	3,796,438	83	3,888,794	83

Time deposits under $100,000	252,605	6	274,622	6
Time deposits $100,000 and over	504,187	11	545,705	11

Total time deposits	756,792	17	820,327	17

Total deposits	$4,553,230	100%	$4,709,121	100%

        Total deposits decreased $155.9 million during the first quarter to $4.6 billion at March 31, 2013. Core deposits declined $92.4 million during the first quarter due mostly to a decrease of $97.5 million in money market deposits, approximately $80 million of which was expected to occur. Time deposits declined $63.5 million during the first quarter to $756.8 million at March 31, 2013. At March 31, 2013, core deposits totaled $3.8 billion, or 83% of total deposits, and noninterest-bearing demand deposits, which held steady at $1.9 billion, were 43% of total deposits at that date.

        The following table summarizes the maturities of time deposits as of the date indicated:

	March 31, 2013
Maturity	Time Deposits Under $100,000	Time Deposits $100,000 or More	Total Time Deposits	Rate
	(Dollars in thousands)
Due in three months or less	$90,542	$184,361	$274,903	1.26%
Due in over three months through six months	46,877	107,703	154,580	0.83%
Due in over six months through twelve months	62,221	115,282	177,503	0.78%
Due in over 12 months through 24 months	32,946	52,540	85,486	0.74%
Due in over 24 months	20,019	44,301	64,320	0.98%

Total	$252,605	$504,187	$756,792	0.98%

Regulatory Matters

  Capital

        Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines which compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. Banks and bank holding companies considered to be "well capitalized" must maintain a minimum Tier 1 leverage ratio of 5%, a minimum Tier 1 risk-based capital ratio of 6.0%, and a minimum total risk-based capital ratio of 10%. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are deducted from regulatory capital. There was no limitation on our deferred tax assets at March 31, 2013. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future.

        The following table presents regulatory capital requirements and our regulatory capital ratios as of the date indicated:

	March 31, 2013
	Well Capitalized Requirement	Pacific Western Bank	PacWest Bancorp Consolidated
Tier 1 leverage capital ratio	5.00%	10.15%	10.89%
Tier 1 risk-based capital ratio	6.00%	14.51%	15.58%
Total risk-based capital ratio	10.00%	15.78%	16.85%
Tangible common equity ratio	N/A	10.74%	9.54%

  Subordinated Debentures

        The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities, which totaled $105.0 million at March 31, 2013. The Company includes in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less goodwill, net of any related deferred income tax liability. At March 31, 2013, the amount of trust preferred securities included in Tier I capital was $105.0 million. While our existing trust preferred securities are currently grandfathered as Tier 1 capital under the Dodd-Frank Wall Street Reform and Consumer Protection Act, proposed regulatory capital guidelines would phase them out of Tier 1 capital over a period of years. However, the phase out rules have not been finalized. New issuances of trust preferred securities will not qualify as Tier 1 capital. If trust preferred securities are excluded from regulatory capital, we remain "well capitalized."

  Dividends on Common Stock and Interest on Subordinated Debentures

        Bank holding companies, such as PacWest Bancorp, are required to notify the Board of Governors of the Federal Reserve System ("FRB") prior to declaring and paying a dividend to stockholders during any period in which quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. Interest payments on subordinated debentures are considered dividend payments under FRB regulations. We are not required to make such notification to the FRB.

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

        The Company manages its liquidity by maintaining pools of liquid assets on-balance sheet, consisting of cash and due from banks, interest-earning deposits in other financial institutions and unpledged investment securities available-for-sale, which we refer to as our primary liquidity. In addition, we also maintain available borrowing capacity under secured borrowing lines with the FHLB and the Federal Reserve Bank of San Francisco ("FRBSF"), which we refer to as our secondary liquidity. In addition to its secured lines of credit, the Company also maintains unsecured lines of credit, subject to availability, of $80.0 million with correspondent banks for purchase of overnight funds.

        The following table provides a summary of the Bank's primary and secondary liquidity levels at the dates indicated:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Primary Liquidity—On-Balance Sheet:
Cash and due from banks	$90,659	$89,011
Interest-earning deposits at financial institutions	41,019	75,393
Investment securities available-for-sale	1,362,777	1,355,385
Less: pledged securities	(157,452)	(157,279)

Total primary liquidity	$1,337,003	$1,362,510

Ratio of primary liquidity to total deposits	29.4%	28.9%

Secondary Liquidity—Off-Balance Sheet Available
Secured Borrowing Capacity:
Total secured borrowing capacity with the FHLB	$995,145	$1,024,261
Less: secured letters of credit outstanding	(1,244)	(1,244)

Net secured borrowing capacity with the FHLB	993,901	1,023,017
Secured credit line with the FRBSF	381,875	385,691

Total secondary liquidity	$1,375,776	$1,408,708

        During the three months ended March 31, 2013, the Company's primary liquidity decreased $25.5 million due mostly to a $34.4 million decrease in interest-earning deposits at financial institutions, offset by a $7.4 million increase in investment securities available-for-sale. The Company's secondary liquidity decreased $32.9 million during the first quarter due to a reduction in borrowing capacity for the FHLB secured borrowing facility. This was attributable to the decrease in the amount of loans pledged as collateral resulting from the decline in the balance of our loan portfolio. Our total liquidity and the ratio of primary liquidity to total deposits remain at historically high levels. We expect to continue to maintain higher levels of on-balance sheet liquidity during the remainder of 2013 compared to historical levels until we are able to effectively increase loan portfolio balances.

        At March 31, 2013, $486.5 million of certain qualifying loans were specifically pledged as collateral for the secured borrowing line maintained with the FRBSF. The FHLB borrowing lines are secured by: (1) a blanket lien on certain qualifying loans in our loan portfolio, which are not pledged to the FRBSF, and (2) a portion of our available-for-sale securities.

        In addition to our primary liquidity, we generate liquidity from cash flow from our amortizing loan and securities portfolios and from our large base of core customer deposits, defined as noninterest-bearing demand, interest checking, savings and money market accounts. At March 31, 2013, such deposits totaled $3.8 billion and represented 83% of the Company's total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long-standing relationships and stable funding sources.

        During the three months ended March 31, 2013, total core deposits decreased $92.4 million; such decline was centered in lower money market deposits. Deposits from our customers may decline if interest rates increase significantly or if corporate customers move funds from the Company generally. In order to address the Company's liquidity risk as deposit balances may fluctuate, the Company maintains adequate levels of available liquidity.

        The following table provides a summary of the Bank's core deposits at the dates indicated:

	March 31, 2013	December 31, 2012
	(In thousands)
Core Deposits:
Noninterest-bearing demand	$1,941,234	$1,939,212
Interest checking	512,645	513,389
Money market deposits	1,184,987	1,282,513
Savings deposits	157,572	153,680

Total core deposits	$3,796,438	$3,888,794

        Our asset/liability management policy establishes various liquidity guidelines for the Company. The policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits), Coverage and Crisis Coverage Ratios (measurements of liquid assets to expected short-term liquidity required for the loan and deposit portfolios under normal and stressed conditions), Loan to Funding Ratio, Wholesale Funding Ratio, and other guidelines developed for measuring and maintaining liquidity. As of March 31, 2013, we were in compliance with all liquidity guidelines established in the asset/liability management policy.

        We may use large denomination brokered time deposits, the availability of which is uncertain and subject to competitive market forces, for liquidity management purposes. At March 31, 2013, the Bank had none of these brokered deposits. However, we had $48.3 million of time deposits which were part of the CDARS program. The CDARS program represents deposits that are participated with other FDIC insured financial institutions as a means to provide FDIC deposit insurance coverage for the full amount of our participating customers' deposits.

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

        Dividends paid by state banks, such as Pacific Western, are regulated by the California Department of Financial Institutions ("DFI") under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the three months ended March 31, 2013, PacWest received $12.0 million in dividends from the Bank. For the foreseeable future, any dividends from the Bank to the Company require DFI approval.

        At March 31, 2013, the Company had, on a stand-alone basis, $27.3 million in cash on deposit at the Bank. Management believes that this amount of cash, along with anticipated dividends from the Bank, will be sufficient to fund the Company's 2013 cash flow needs.

  Contractual Obligations

        The following table presents the known contractual obligations of the Company as of the date indicated:

	March 31, 2013
	Due Within One Year	Due in One to Three Years	Due in Three to Five Years	Due After Five Years	Total
	(In thousands)
Time deposits	$606,986	$109,618	$40,188	$—	$756,792
Long-term debt obligations	5,603	4,729	864	108,250	119,446
Contractual interest(1)	2,394	1,605	1,608	—	5,607
Operating lease obligations	14,601	23,700	13,707	11,501	63,509
Other contractual obligations	8,692	8,137	30	67	16,926

Total	$638,276	$147,789	$56,397	$119,818	$962,280

(1)
Excludes interest on subordinated debentures as these instruments are floating rate.

        Time deposits included $48.3 million of customer deposits that were participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits.

        Long-term debt obligations include $108.3 million of subordinated debentures. Debt obligations are also discussed in Note 8, Borrowings, Subordinated Debentures and Brokered Deposits, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)." Operating lease obligations are discussed in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. The other contractual obligations relate to our minimum liability associated with our data and item processing contract with a third-party provider and commitments to contribute capital to investments in low income housing project partnerships.

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

Off-Balance Sheet Arrangements

        Our obligations also include off-balance sheet arrangements consisting of loan and lease-related commitments, of which only a portion are expected to be funded. At March 31, 2013, our loan and lease-related commitments, including standby letters of credit, totaled $902.8 million. The commitments, which result in funded loans and leases, increase our profitability through net interest income. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources have been and are expected to be sufficient to meet the cash requirements of our lending activities.

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

        Market risk sensitive instruments are generally defined as derivatives and other financial instruments, which include investment securities, loans, deposits, and borrowings. At March 31, 2013, we had not used any derivatives to alter our interest rate risk profile or for any other reason. However, both the repricing characteristics of our fixed-rate loans and floating-rate loans and the significant percentage of noninterest-bearing deposits compared to interest-earning assets may influence our interest rate risk profile. Our financial instruments include loans receivable, Federal funds sold, interest-earning deposits in financial institutions, Federal Home Loan Bank stock, investment securities, deposits, borrowings and subordinated debentures.

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

        We evaluated the results of our net interest income simulation and market value of equity models prepared as of March 31, 2013, the results of which are presented below. Our net interest income simulation indicates that our balance sheet is liability sensitive as rising interest rates would result in a decline in our net interest margin. This profile is primarily a result of (a) the increased origination of fixed-rate loans and variable-rate loans with initial fixed-rate terms over the last several years and (b) declining floating-rate construction loans. Our market value of equity model indicates an asset sensitive profile in the up 100 and 200 basis points scenarios, switching to liability sensitive in the up 300 basis point scenario. An asset sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated market value of equity, while a liability sensitive profile would suggest that our estimated market value of equity would decrease when rates increase. In general, we view the net interest income model results as more relevant to the Company's current operating profile and manage our balance sheet giving priority to this information.

  Net Interest Income Simulation

        We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of March 31, 2013. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

        This analysis calculates the difference between net interest income forecasted using both increasing and decreasing interest rate scenarios and net interest income forecasted using a base market interest rate derived from the U.S. Treasury yield curve at March 31, 2013. In order to arrive at the base case, we extend our balance sheet at March 31, 2013 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products' pricing as of March 31, 2013. Based on such repricings, we calculate an estimated net interest income and net interest margin.

        The repricing relationship for each of our assets and liabilities includes many assumptions. For example, many of our assets are floating-rate loans, which are assumed to reprice to the same extent as the change in market rates according to their contracted index except for floating-rate loans tied to our base lending rate which are assumed to reprice upward only after the first 75 basis point increase in market rates. This assumption is due to the fact that our base lending rate is 4.00% while the major bank prime rate is 3.25%. Some loans and investment vehicles include the opportunity of prepayment (imbedded options) and the simulation model uses a prepayment model to estimate these prepayments and reinvest these proceeds at current simulated yields. Our deposit products reprice at our discretion and are assumed to reprice more slowly in a rising or declining interest rate environment and usually reprice at a rate less than the change in market rates. The effects of certain balance sheet attributes, such as fixed-rate loans, floating-rate loans that have reached their floors, and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

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

        The following table presents as of March 31, 2013, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points:

March 31, 2013 Interest Rate Scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$259,660	(1.3)%	5.27%	(0.07)%
Up 200 basis points	$256,421	(2.5)%	5.21%	(0.13)%
Up 100 basis points	$255,579	(2.9)%	5.19%	(0.15)%
BASE CASE	$263,105	—	5.34%	—
Down 100 basis points	$259,781	(1.3)%	5.28%	(0.06)%
Down 200 basis points	$256,538	(2.5)%	5.21%	(0.13)%
Down 300 basis points	$256,632	(2.5)%	5.21%	(0.13)%

        The net interest income simulation model prepared as of March 31, 2013 suggests our balance sheet is liability sensitive. Liability sensitivity indicates that in a rising interest rate environment, our net interest margin would decrease. Due to the historically low market interest rates as of March 31, 2013 the "down" scenarios are not considered meaningful and are excluded from the following discussion. The liability sensitive profile is due mostly to the mix of fixed-rate loans to total loans in the loan portfolio relative to our amount of interest-bearing deposits that would reprice as interest rates change. Although $1.8 billion of the $3.4 billion of total loans in the portfolio have variable interest rate terms, only $469 million of those variable-rate loans would immediately reprice at March 31, 2013 under the modeled scenarios. Of the remaining variable-rate loans, $1.0 billion would not immediately reprice because the loans' fully indexed rates are below their floor rates. Of these $1.0 billion of loans at their floors, the fully indexed rates would rise off of the floors and reprice as follows:

Cumulative Amount of Loans	Rate Increase Needed to Reprice
(Dollars in thousands)
$446,000	100 bps
$675,000	200 bps
$822,000	300 bps

        An additional $243 million of hybrid ARM loans would not immediately reprice because the loans contain an initial fixed-rate period before they become adjustable. The cumulative amounts of hybrid ARM loans that would switch from being fixed-rate to floating-rate because the initial fixed-rate term would expire is approximately $85 million, $131 million, and $168 million in the next one, two, and three years, respectively.

        In comparing the March 31, 2013 simulation results to December 31, 2012, our profile has remained relatively unchanged while our overall estimated net interest income has decreased for all scenarios. The decrease in the simulated net interest income is primarily a result of lower interest income due to the lower average balance of the loan portfolio and lower estimated yield of the securities portfolio.

  Market Value of Equity

        We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as the market value of equity, using a simulation model. This simulation model assesses the changes in the market value of our interest sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease in market interest rates of 100, 200, and 300 basis points. This analysis assigns significant value to our noninterest-bearing deposit balances. The projections are by their nature forward looking and therefore inherently uncertain, and include various assumptions regarding cash flows and interest rates.

        This model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at March 31, 2013.

        The following table shows the projected change in the market value of equity for the set of rate shocks presented as of March 31, 2013:

March 31, 2013 Interest Rate Scenario	Estimated Market Value	Dollar Change From Base	Percentage Change From Base	Percentage of Total Assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$731,025	$(36,040)	(4.7)%	13.8%	123.9%
Up 200 basis points	$772,814	$5,749	0.7%	14.6%	131.0%
Up 100 basis points	$783,510	$16,445	2.1%	14.8%	132.8%
BASE CASE	$767,065	—	—	14.5%	130.1%
Down 100 basis points	$720,074	$(46,991)	(6.1)%	13.6%	122.1%
Down 200 basis points	$728,026	$(39,039)	(5.1)%	13.7%	123.4%
Down 300 basis points	$745,497	$(21,568)	(2.8)%	14.1%	126.4%

        In comparing the March 31, 2013 simulation results to December 31, 2012, our base case estimated market value of equity has decreased while our overall profile has not changed materially. Base case market value of equity decreased $3.7 million compared to December 31, 2012. The decrease was due to a $12.3 million decline in the market value of loans, offset partially by a $7.6 million decline in the fair value of deposits.

        Our market value of equity profile is affected by the assumed floors in the Company's base lending rate and the significant value placed on the Company's noninterest-bearing deposits for purposes of this analysis. Static balances of noninterest-bearing deposits do not impact the net interest income simulation, while at the same time the value of these deposits increases substantially in the market value of equity model when market rates are assumed to rise.

ITEM 3.    Quantitative and Qualitative Disclosure about Market Risk

        Please see the section above titled "Asset/Liability Management and Interest Rate Sensitivity" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" which provides an update to our quantitative and qualitative disclosure about market risk. This analysis should be read in conjunction with text under the caption "Quantitative and Qualitative Disclosure About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2012, which text is incorporated herein by reference. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 regarding such forward-looking information.

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

ITEM 1A.    Risk Factors

        There have been no material changes with respect to the risk factors described in Item 1A. to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which Item 1A. is incorporated herein by reference.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Repurchases of Common Stock

        The following table presents stock purchases made during the first quarter of 2013:

Purchase Dates	Total Number of Shares Purchased(1)	Average Price Paid Per Share
January 1 - January 31, 2013	—	$—
February 1 - February 28, 2013	78,620	27.75
March 1 - March 31, 2013	—	—

Total	78,620	$27.75

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Earnings for the three months ended March 31, 2013, December 31, 2012, and March 31, 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013, December 31, 2012, and March 31, 2012, , (iv) Condensed Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 2013, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) the Notes to Condensed Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACWEST BANCORP
Date: May 9, 2013	/s/ VICTOR R. SANTORO Victor R. Santoro Executive Vice President and Chief Financial Officer