Form 10-Q
period 2013-06-30
PACWEST BANCORP
filed 2013-08-09
CIK 1102112

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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

        As of August 1, 2013, there were 44,292,169 shares of the registrant's common stock outstanding, excluding 1,785,896 shares of unvested restricted stock.

PACWEST BANCORP AND SUBSIDIARIES

JUNE 30, 2013 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements (Unaudited)

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Par Value and Share Data)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$106,237	$89,011
Interest-earning deposits in financial institutions	112,590	75,393

Total cash and cash equivalents	218,827	164,404

Securities available-for-sale, at fair value ($40,917 and $44,684 covered by FDIC loss sharing at June 30, 2013 and December 31, 2012)	1,473,578	1,355,385
Federal Home Loan Bank stock, at cost	39,129	37,126

Total investment securities	1,512,707	1,392,511

Loans and leases, net of unearned income ($581,404 and $543,327 covered by FDIC loss sharing at June 30, 2013 and December 31, 2012)	4,419,686	3,590,297
Allowance for loan and lease losses ($27,397 and $26,069 for loans covered by FDIC loss sharing at June 30, 2013 and December 31, 2012)	(90,643)	(91,968)

Total loans and leases, net	4,329,043	3,498,329

Other real estate owned, net ($19,114 and $22,842 covered by FDIC loss sharing at June 30, 2013 and December 31, 2012)	64,546	56,414
Premises and equipment, net	33,642	19,503
FDIC loss sharing asset	66,993	57,475
Cash surrender value of life insurance	80,592	68,326
Goodwill	209,190	79,866
Core deposit and customer relationship intangibles, net	20,190	14,723
Other assets	173,372	112,107

Total assets	$6,709,102	$5,463,658

LIABILITIES
Noninterest-bearing deposits	$2,291,246	$1,939,212
Interest-bearing deposits	3,231,754	2,769,909

Total deposits	5,523,000	4,709,121
Borrowings	9,696	12,591
Subordinated debentures	132,358	108,250
Discontinued operations	173,439	—
Accrued interest payable and other liabilities	68,910	44,575

Total liabilities	5,907,403	4,874,537

Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value; authorized 75,000,000 shares; 46,514,056 shares issued at June 30, 2013 and 37,772,559 at December 31, 2012 (includes 1,788,562 and 1,698,281 shares of unvested restricted stock)	465	377
Additional paid-in capital	1,291,002	1,062,184
Accumulated deficit	(481,694)	(499,537)
Treasury stock, at cost; 433,325 and 351,650 shares at June 30, 2013 and December 31, 2012	(9,070)	(6,803)
Accumulated other comprehensive income	996	32,900

Total stockholders' equity	801,699	589,121

Total liabilities and stockholders' equity	$6,709,102	$5,463,658

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended			Six Months Ended June 30,
	June 30, 2013	March 31, 2013	June 30, 2012
				2013	2012
Interest income:
Loans and leases	$63,168	$61,010	$63,312	$124,178	$128,064
Investment securities	8,414	8,216	9,558	16,630	19,138
Deposits in financial institutions	49	43	20	92	88

Total interest income	71,631	69,269	72,890	140,900	147,290

Interest expense:
Deposits	2,077	2,649	3,336	4,726	6,940
Borrowings	199	144	293	343	2,218
Subordinated debentures	882	783	848	1,665	2,039

Total interest expense	3,158	3,576	4,477	6,734	11,197

Net interest income	68,473	65,693	68,413	134,166	136,093

Total provision (negative provision) for credit losses	(1,842)	3,137	(271)	1,295	(6,345)

Net interest income after provision for credit losses	70,315	62,556	68,684	132,871	142,438

Noninterest income:
Service charges on deposit accounts	2,767	2,863	3,328	5,630	6,681
Other commissions and fees	2,154	1,933	2,095	4,087	3,978
Gain on sale of leases	279	225	403	504	1,393
Gain on sale of securities	—	409	—	409	—
Other-than-temporary impairment loss on covered security	—	—	(1,115)	—	(1,115)
Increase in cash surrender value of life insurance	221	433	295	654	660
FDIC loss sharing expense, net	(5,410)	(3,137)	(102)	(8,547)	(3,681)
Other income	192	114	(33)	306	217

Total noninterest income	203	2,840	4,871	3,043	8,133

Noninterest expense:
Compensation	26,057	25,350	23,699	51,407	47,886
Occupancy	7,480	6,598	7,088	14,078	14,376
Data processing	2,455	2,233	2,258	4,688	4,538
Other professional services	2,240	2,097	2,378	4,337	4,148
Business development	798	736	581	1,534	1,219
Communications	622	613	626	1,235	1,234
Insurance and assessments	1,267	1,261	1,323	2,528	2,616
Non-covered other real estate owned, net	80	313	130	393	1,951
Covered other real estate owned, net	(94)	(813)	2,130	(907)	2,952
Intangible asset amortization	1,284	1,176	1,737	2,460	3,472
Acquisition and integration	17,997	692	871	18,689	896
Debt termination	—	—	—	—	22,598
Other expense	4,030	3,927	4,764	7,957	8,594

Total noninterest expense	64,216	44,183	47,585	108,399	116,480

Earnings from continuing operations before income taxes	6,302	21,213	25,970	27,515	34,091
Income tax expense	(1,906)	(7,719)	(10,413)	(9,625)	(13,270)

Net earnings from continuing operations	4,396	13,494	15,557	17,890	20,821

Loss from discontinued operations before income taxes	(81)	—	—	(81)	—
Income tax benefit	34	—	—	34	—

Net loss from discontinued operations	(47)	—	—	(47)	—

Net earnings	$4,349	$13,494	$15,557	$17,843	$20,821

Basic earnings per share:
Net earnings from continuing operations	$0.11	$0.37	$0.42	$0.47	$0.57
Net earnings	$0.11	$0.37	$0.42	$0.47	$0.57
Diluted earnings per share:
Net earnings from continuing operations	$0.11	$0.37	$0.42	$0.47	$0.57
Net earnings	$0.11	$0.37	$0.42	$0.47	$0.57
Dividends declared per share	$0.25	$0.25	$0.18	$0.50	$0.36

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended			Six Months Ended June 30,
	June 30, 2013	March 31, 2013	June 30, 2012
				2013	2012
Net earnings	$4,349	$13,494	$15,557	$17,843	$20,821
Other comprehensive (loss) income related to unrealized gains (losses) on securities available-for-sale:
Unrealized holding (losses) gains arising during the period	(48,189)	(6,410)	8,185	(54,599)	15,594
Income tax benefit (expense) related to unrealized holding (losses) gains arising during the period	20,240	2,692	(3,439)	22,932	(6,550)
Reclassification adjustment for gain included in net earnings	—	(409)	1,115	(409)	1,115
Income tax expense related to reclassification adjustment	—	172	(468)	172	(468)

Other comprehensive (loss) income	(27,949)	(3,955)	5,393	(31,904)	9,691

Comprehensive (loss) income	$(23,600)	$9,539	$20,950	$(14,061)	$30,512

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in Thousands, Except Share Data)

(Unaudited)

	Six Months Ended June 30, 2013
	Common Stock
						Accumulated Other Comprehensive Income
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total
Balance, December 31, 2012	37,420,909	$377	$1,062,184	$(499,537)	$(6,803)	$32,900	$589,121
Net earnings	—	—	—	17,843	—	—	17,843
Other comprehensive loss— net unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	(31,904)	(31,904)
Issuance of common stock for acquisition of First California Financial Group	8,403,119	84	242,184	—	—	—	242,268
Restricted stock awarded and earned stock compensation, net of shares forfeited	338,378	4	4,141	—	—	—	4,145
Restricted stock surrendered	(81,675)	—	—	—	(2,267)	—	(2,267)
Tax effect from vesting of restricted stock	—	—	778	—	—	—	778
Cash dividends paid ($0.50 per share)	—	—	(18,285)	—	—	—	(18,285)

Balance, June 30, 2013	46,080,731	$465	$1,291,002	$(481,694)	$(9,070)	$996	$801,699

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$17,843	$20,821
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	15,179	10,730
Provision (negative provision) for credit losses	1,295	(6,345)
Gain on sale of other real estate owned	(2,602)	(2,479)
Provision for losses on other real estate owned	1,477	5,786
Gain on sale of leases	(504)	(1,393)
Gain on sale of premises and equipment	(11)	160
Gain on sale of securities	(409)	—
Other-than-temporary impairment loss on covered security	—	1,115
Earned stock compensation	4,145	3,256
Tax effect included in stockholders' equity of restricted stock vesting	(778)	(156)
Decrease in accrued and deferred income taxes, net	(3,860)	7,264
Decrease in FDIC loss sharing asset	9,463	18,786
(Increase) decrease in other assets	7,580	10,500
Decrease in accrued interest payable and other liabilities	(6,809)	(17,932)

Net cash provided by operating activities	42,009	50,113

Cash flows from investing activities:
Net cash and cash equivalents acquired (used) in acquisitions	273,013	(42,306)
Net decrease in loans and leases	200,023	204,368
Proceeds from sale of loans and leases	9,455	22,693
Securities available-for-sale:
Proceeds from maturities and paydowns	193,561	169,630
Proceeds from sales	12,810	—
Purchases	(388,946)	(186,387)
Net redemptions of Federal Home Loan Bank stock	7,515	4,370
Proceeds from sales of other real estate owned	15,869	26,213
Purchases of premises and equipment, net	(1,301)	(1,827)
Proceeds from sales of premises and equipment	22	691

Net cash provided by investing activities	322,021	197,445

Cash flows from financing activities:
Net increase (decrease) in deposits:
Noninterest-bearing	(9,132)	186,660
Interest-bearing	(277,868)	(172,784)
Net decrease in borrowings	(2,833)	(225,220)
Redemption of subordinated debentures	—	(18,558)
Repayment of acquired debt	—	(175,481)
Restricted stock surrendered	(2,267)	(1,374)
Tax effect included in stockholders' equity of restricted stock vesting	778	156
Cash dividends paid	(18,285)	(13,105)

Net cash used in financing activities	(309,607)	(419,706)

Net increase (decrease) in cash and cash equivalents	54,423	(172,148)
Cash and cash equivalents, beginning of period	164,404	295,617

Cash and cash equivalents, end of period	$218,827	$123,469

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,569	$12,778
Cash paid for income taxes	13,573	6,229
Loans transferred to other real estate owned	9,090	19,721
Common stock issued for First California Financial Group acquisition	242,268	—

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

        We generate our revenue primarily from interest received on loans and leases and, to a lesser extent, from interest received on investment securities, and fees received in connection with deposit services, extending credit and other services offered, including foreign exchange services. Our major operating expenses are the interest paid by the Bank on deposits and borrowings, compensation and general operating expenses. The Bank relies on a foundation of locally generated and relationship-based deposits, with 75 branches located across 10 California counties. The Bank has a relatively low cost of funds due to a high percentage of noninterest-bearing and low cost deposits.

        We have completed 26 acquisitions from May 2000 through June 30, 2013, including the acquisition of First California Financial Group, Inc. ("FCAL") on May 31, 2013. Since 2000, our acquisitions have been accounted for using the acquisition method of accounting and accordingly, the operating results of the acquired entities have been included in the condensed consolidated financial statements from their respective acquisition dates. See Note 3, Acquisitions, for more information about the FCAL acquisition and the acquisitions that we made in 2012, and Note 18, Subsequent Events, for information regarding the announcement of the CapitalSource merger.

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

        As described in Note 3 below, we completed the acquisition of FCAL on May 31, 2013. The acquired assets and liabilities of FCAL were measured at their estimated fair values. Management made significant estimates and exercised significant judgment in estimating fair values and accounting for the acquired assets and assumed liabilities of FCAL.

  Reclassifications

        Certain prior period amounts have been reclassified to conform to the current period's presentation format. The June 30, 2013 loan tables present non-purchased credit impaired ("Non-PCI") and purchased credit impaired ("PCI") loan categories in addition to covered and non-covered loan information. Previously the loan tables only presented covered and non-covered loan categories.

NOTE 2—DISCONTINUED OPERATIONS

        In connection with the acquisition of FCAL, we acquired Electronic Payment Services ("EPS"), a division of the Bank that is being discontinued. The EPS operations are in the process of being exited and consequently the operating results have been reported as discontinued operations. Accordingly, all income and expense related to EPS have been removed from continuing operations and are included in the condensed consolidated statements of earnings under the caption "Loss from discontinued operations." For the three months ended June 30, 2013, revenues and pre-tax loss for the EPS division were $436,000 and $81,000, respectively. Liabilities of the EPS division, which consist primarily of noninterest-bearing deposits, are included in the condensed consolidated balance sheets under the caption "Discontinued operations." Included in the EPS noninterest-bearing deposits are $93.2 million of brokered deposits. For segment reporting purposes, the EPS division is included in our Banking Segment.

NOTE 3—ACQUISITIONS

        We completed the following acquisitions during the time period of January 1, 2012 to June 30, 2013, using the acquisition method of accounting, and accordingly, the operating results of the acquired entities have been included in our condensed consolidated financial statements from their respective dates of acquisition.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 3—ACQUISITIONS (Continued)

        The following balance sheets of the acquired entities are presented at estimated fair value as of their respective acquisition dates:

	Acquisition and Date Acquired
	First California Financial Group	American Perspective Bank	Celtic Capital Corporation	Pacific Western Equipment Finance
	May 31, 2013	August 1, 2012	April 3, 2012	January 3, 2012
	(In thousands)
Assets Acquired:
Cash and due from banks	$6,124	$3,370	$3,435	$7,092
Interest-earning deposits in financial institutions	266,889	10,081	—	—
Investment securities available-for-sale	4,444	48,887	—	—
FHLB stock	9,518	1,412	—	—
Loans and leases	1,049,613	197,279	54,963	140,959
Other real estate owned	13,772	1,561	—	—
Premises and equipment	15,437	—	—	—
FDIC loss sharing asset	18,981	—	—	—
Cash surrender value of life insurance	13,265	—	—	—
Goodwill	129,517	15,047	6,645	19,033
Core deposit and customer relationship intangibles	7,927	1,924	1,300	1,700
Other intangible assets	—	—	670	1,420
Leases in process	—	—	—	19,162
Other assets	39,910	4,234	69	467

Total assets acquired	$1,575,397	$283,795	$67,082	$189,833

Liabilities Assumed:
Noninterest-bearing deposits	$361,166	$40,673	$—	$—
Interest-bearing deposits	739,713	178,891	—	—
Borrowings from parent	—	—	—	128,677
Other borrowings	—	5,315	46,804	15,839
Subordinated debentures	24,061	—	—	—
Discontinued operations	184,619	—	—	—
Accrued interest payable and other liabilities	19,492	840	2,278	10,317

Total liabilities assumed	$1,329,051	$225,719	$49,082	$154,833

Total consideration paid	$246,346	$58,076	$18,000	$35,000

Summary of consideration:
Cash paid	$—	$58,076	$18,000	$35,000
PacWest common stock issued	242,268	—	—	—
Cancellation of FCAL common stock owned by PacWest	4,078	—	—	—

Total	$246,346	$58,076	$18,000	$35,000

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 3—ACQUISITIONS (Continued)

  First California Financial Group Acquisition

        On May 31, 2013, PacWest Bancorp ("PacWest") completed the acquisition of First California Financial Group, Inc. ("FCAL"). As part of the acquisition, First California Bank ("FCB"), a wholly-owned subsidiary of FCAL, merged with and into Pacific Western. The acquisition, which was first announced on November 6, 2012, was concluded following receipt of shareholder approval from both institutions and all required regulatory approvals.

        In the FCAL acquisition, each share of FCAL common stock was converted into the right to receive 0.2966 of a share of PacWest common stock. The exchange ratio was calculated based on the volume-weighted average share price of PacWest common stock for the 20 consecutive trading days ending on the second full trading day prior to the receipt of the last of the regulatory approvals required under the merger agreement. PacWest issued an aggregate of approximately 8.4 million shares of PacWest common stock to FCAL stockholders (which included PacWest common shares issuable in exchange for FCAL's Series A Preferred Stock). In addition, approximately one million shares of FCAL common stock owned by PacWest were cancelled in the transaction. Based on the closing price of PacWest's common stock on May 31, 2013 of $28.83 per share, the aggregate consideration paid to FCAL common stockholders, plus the cost of the FCAL shares of common stock cancelled in the merger, was $246.3 million.

        The integration of FCB systems and the conversion of FCB's branches to PWB's operating platform was completed in June 2013. FCB had 15 branches, eight of which overlapped with existing PWB branches. Six of the FCB branches and two PWB branches were closed as part of the integration and consolidation plan. As a result PWB added seven locations to its branch network.

        FCB was a full-service commercial bank headquartered in Westlake Village, California. FCB provided a full range of banking services, including revolving lines of credit, term loans, commercial real estate loans, construction loans, consumer loans and home equity loans to individuals, professionals, and small to mid-sized businesses. FCB operated throughout Southern California in the Los Angeles, Orange, Riverside, San Bernardino, San Diego, Ventura, and San Luis Obispo Counties. We made this acquisition to expand our presence in Southern California.

        The operations of FCAL are included in our operating results since the May 31, 2013 acquisition date and added revenue of $4.7 million, noninterest expense of $2.3 million, and net earnings of $1.4 million for the second quarter of 2013. Such operating results exclude acquisition and integration costs and are not necessarily indicative of future operating results. FCAL's results of operations prior to the acquisition are not included in our operating results.

        The FCAL acquisition has been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the May 31, 2013 acquisition date. Such fair values are preliminary estimates and are subject to adjustment for up to one year after the acquisition date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. While the fair values are preliminary we believe there will not be material adjustments to the amounts recorded with the exception of the acquired tax assets, which will be finalized once the final tax returns have been filed. The application of the acquisition method of accounting resulted in goodwill of $129.5 million. All of the recognized goodwill is expected to be non-deductible for tax purposes.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 3—ACQUISITIONS (Continued)

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

  Unaudited Pro Forma Results of Operations

        The following table presents our unaudited pro forma results of operations for the periods presented as if the FCAL acquisition had been completed on January 1, 2012. The unaudited pro forma results of operations include the historical accounts of the Company and FCAL and pro forma adjustments as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of our future operating results or operating results that would have occurred had the FCAL acquisition been completed at the beginning of 2012. No

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 3—ACQUISITIONS (Continued)

assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Pro forma revenues (net interest income plus noninterest income)	$79,377	$93,246	$164,628	$182,473
Pro forma net earnings from continuing operations	$10,501	$19,178	$26,778	$27,587
Pro forma net earnings from continuing operations per share:
Basic	$0.22	$0.42	$0.58	$0.61
Diluted	$0.22	$0.42	$0.58	$0.61

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

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

        The following table presents the changes in the carrying amount of goodwill for the period indicated:

Goodwill
(In thousands)
Balance, December 31, 2012	$79,866
Adjustment to APB goodwill	(193)
Non-tax deductible addition from the FCAL acquisition	129,517

Balance, June 30, 2013	$209,190

        Our intangible assets with definite lives are core deposit intangibles, or CDI, and customer relationship intangibles, or CRI. These intangible assets are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or loan customers acquired. The weighted average amortization period for the CDI addition from the FCAL acquisition is 3.9 years. The weighted average amortization period remaining for all of our CDI and CRI is 3.0 years. The aggregate amortization expense related to the intangible assets is expected to be $5.4 million for 2013. The estimated aggregate amortization expense related to these intangible assets for each of the next five years is $5.3 million for 2014, $4.8 million for 2015, $3.0 million for 2016, $1.6 million for 2017, and $1.3 million for 2018.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2013	March 31, 2013	June 30, 2012
				2013	2012
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$45,412	$45,412	$60,972	$45,412	$67,100
Additions	7,927	—	1,300	7,927	3,000
Fully amortized portion	—	—	—	—	(7,828)

Balance, end of period	53,339	45,412	62,272	53,339	62,272

Accumulated Amortization:
Balance, beginning of period	(31,865)	(30,689)	(43,592)	(30,689)	(49,685)
Amortization	(1,284)	(1,176)	(1,737)	(2,460)	(3,472)
Fully amortized portion	—	—	—	—	7,828

Balance, end of period	(33,149)	(31,865)	(45,329)	(33,149)	(45,329)

Net CDI and CRI, end of period	$20,190	$13,547	$16,943	$20,190	$16,943

NOTE 5—INVESTMENT SECURITIES

  Securities Available-for-Sale

        The following tables present amortized cost, gross unrealized gains and losses, and carrying value of securities available-for-sale as of the dates indicated:

	June 30, 2013
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$726,501	$17,608	$(1,692)	$742,417
Government agency and government-sponsored enterprise collateralized mortgage obligations	147,580	722	(2,982)	145,320
Covered private label collateralized mortgage obligations	32,959	8,094	(136)	40,917
Municipal securities	442,733	2,394	(20,953)	424,174
Corporate debt securities	83,938	187	(993)	83,132
Other securities	38,151	1	(534)	37,618

Total securities available-for-sale	$1,471,862	$29,006	$(27,290)	$1,473,578

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—INVESTMENT SECURITIES (Continued)

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

        The covered private label collateralized mortgage obligations ("CMO's") were acquired in the FDIC-assisted acquisition of Affinity Bank in August 2009 and are covered by a FDIC loss sharing agreement. Other securities consist primarily of asset backed securities and collateralized loan obligations. See Note 11, Fair Value Measurements, for information on fair value measurements and methodology.

        The following table presents the contractual maturity distribution of our available-for-sale securities portfolio based on amortized cost and carrying value as of the date indicated:

	June 30, 2013
Maturity	Amortized Cost	Carrying Value
	(In thousands)
Due in one year or less	$4,696	$4,813
Due after one year through five years	24,214	24,219
Due after five years through ten years	107,766	106,582
Due after ten years	1,335,186	1,337,964

Total securities available-for-sale	$1,471,862	$1,473,578

        Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

        At June 30, 2013, the estimated fair value of residential mortgage-backed debt securities issued by the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac") that were held in our portfolio was approximately $769.9 million. We do not own any equity securities issued by Fannie Mae or Freddie Mac.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—INVESTMENT SECURITIES (Continued)

        As of June 30, 2013, securities available-for-sale with a carrying value of $208.2 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.

        There were no securities sold during the three months ended June 30, 2013. During the three months ended March 31, 2013, we sold $12.4 million in corporate debt securities for which we realized a $409,000 gross gain. These securities were sold as part of our investment portfolio risk management activities to reduce price volatility and duration.

        The following tables present, for those securities that were in a gross unrealized loss position, the carrying values and the gross unrealized losses on securities by length of time the securities were in an unrealized loss position as of the dates indicated:

	June 30, 2013
	Less Than 12 Months		12 months or Longer		Total
Security Type	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$128,542	$(1,691)	$53	$(1)	$128,595	$(1,692)
Government agency and government-sponsored enterprise collateralized mortgage obligations	100,267	(2,979)	1,436	(3)	101,703	(2,982)
Covered private label collateralized mortgage obligations	602	(31)	665	(105)	1,267	(136)
Municipal securities	302,174	(20,953)	—	—	302,174	(20,953)
Corporate debt securities	72,146	(993)	—	—	72,146	(993)
Other securities	23,984	(534)	—	—	23,984	(534)

Total	$627,715	$(27,181)	$2,154	$(109)	$629,869	$(27,290)

	December 31, 2012
	Less Than 12 Months		12 months or Longer		Total
Security Type	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$67,299	$(452)	$60	$(1)	$67,359	$(453)
Government agency and government-sponsored enterprise collateralized mortgage obligations	18,317	(132)	—	—	18,317	(132)
Covered private label collateralized mortgage obligations	—	—	1,692	(123)	1,692	(123)
Municipal securities	90,303	(1,951)	—	—	90,303	(1,951)
Corporate debt securities	16,819	(81)	—	—	16,819	(81)

Total	$192,738	$(2,616)	$1,752	$(124)	$194,490	$(2,740)

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—INVESTMENT SECURITIES (Continued)

        We reviewed the securities that were in a continuous loss position less than 12 months and longer than 12 months at June 30, 2013, and concluded that their losses were a result of the level of market interest rates relative to the types of securities and not a result of the underlying issuers' ability to repay. Accordingly, we determined that the securities were temporarily impaired and we did not recognize such impairment in the condensed consolidated statements of earnings. Additionally, we have no plans to sell these securities and believe that it is more likely than not we would not be required to sell these securities before recovery of their amortized cost.

        The following table presents the composition of our interest income on investment securities:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2013	March 31, 2013	June 30, 2012
Securities Interest by Type:				2013	2012
	(In thousands)
Taxable interest	$5,388	$5,563	$8,365	$10,951	$16,904
Nontaxable interest	2,716	2,425	1,134	5,141	2,114
Dividend income	310	228	59	538	120

Total interest income on investment securities	$8,414	$8,216	$9,558	$16,630	$19,138

  FHLB Stock

        At June 30, 2013, the Company had a $39.1 million investment in Federal Home Loan Bank of San Francisco ("FHLB") stock carried at cost. During the second quarter of 2013, FHLB stock increased $5.7 million due to $9.5 million added in the FCAL acquisition offset by $3.8 million of redemptions by the FHLB. We evaluated the carrying value of our FHLB stock investment at June 30, 2013, and determined that it was not impaired. Our evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

NOTE 6—LOANS AND LEASES

        The Company's loan portfolio consists of (1) purchased credit-impaired ("PCI") loans and (2) non-purchased credit-impaired ("Non-PCI") loans. PCI loans represent acquired loans for which there is, at the acquisition date, evidence of credit deterioration since their origination and it is probable that we would be unable to collect all contractually required payments. Such loans are accounted for in accordance with ASC Subtopic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality." Non-PCI loans are comprised of originated loans and acquired non-impaired loans for which there is no evidence of credit deterioration at their acquisition date and it is probable that we would be able to collect all contractually required payments. Originated loans are carried at the principal amount outstanding, net of unearned income. Unearned income is recognized as an adjustment to interest income over the contractual life of the loans using the effective interest method or taken into income when the related loans are paid off or sold. The purchase discount on acquired non-impaired loans is recognized as an adjustment to interest income over the contractual life

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

of such loans using the effective interest method or taken into income when the related loans are paid off or sold.

        We further present our loans by "covered" and "non-covered" loan categories. Covered loans represent loans covered by loss sharing agreements with the FDIC for which we will be reimbursed for a substantial portion of any future losses under the terms of the agreements. Covered loans also include those loans acquired in the FCAL acquisition as FCB had acquired two failed banks from the FDIC for which the loss sharing agreements with the FDIC remain in effect. Non-covered loans and leases represent loans and leases not covered by FDIC loss sharing agreements.

        The following table summarizes the composition of our loan portfolio as of the dates indicated:

	June 30, 2013			December 31, 2012
	Non-PCI Loans and Leases	PCI Loans	Total	Non-PCI Loans and Leases	PCI Loans	Total
	(In thousands)
Non-covered loans and leases	$3,819,576	$19,639	$3,839,215	$3,049,505	$—	$3,049,505
Covered loans	106,654	474,750	581,404	25,442	517,885	543,327

Total gross loans and leases	3,926,230	494,389	4,420,619	3,074,947	517,885	3,592,832
Unearned income	(933)	—	(933)	(2,535)	—	(2,535)

Total loans and leases, net of unearned income	3,925,297	494,389	4,419,686	3,072,412	517,885	3,590,297

Allowance for loan and lease losses:
Non-covered loans and leases	(63,246)	—	(63,246)	(65,899)	—	(65,899)
Covered loans	—	(27,397)	(27,397)	—	(26,069)	(26,069)

Total allowance for loan and lease losses	(63,246)	(27,397)	(90,643)	(65,899)	(26,069)	(91,968)

Total net loans and leases	$3,862,051	$466,992	$4,329,043	$3,006,513	$491,816	$3,498,329

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

        The following table presents the composition of our gross loans by portfolio segment as of the dates indicated:

	June 30, 2013			December 31, 2012
	Non-PCI Loans and Leases	PCI Loans	Total	Non-PCI Loans and Leases	PCI Loans	Total
	(In thousands)
Non-Covered Loans and Leases
Real estate mortgage	$2,477,066	$18,298	$2,495,364	$1,917,670	$—	$1,917,670
Real estate construction	185,888	1,305	187,193	129,959	—	129,959
Commercial	898,973	—	898,973	787,775	—	787,775
Leases	216,089	—	216,089	174,373	—	174,373
Consumer	25,487	36	25,523	22,487	—	22,487
Foreign	16,073	—	16,073	17,241	—	17,241

Total gross non-covered loans and leases	$3,819,576	$19,639	$3,839,215	$3,049,505	$—	$3,049,505

Covered Loans
Real estate mortgage	$81,124	$456,114	$537,238	$20,843	$484,057	$504,900
Real estate construction	11,888	14,654	26,542	—	24,645	24,645
Commercial	10,536	3,560	14,096	4,113	9,071	13,184
Consumer	3,106	422	3,528	486	112	598

Total gross covered loans	$106,654	$474,750	$581,404	$25,442	$517,885	$543,327

Total Loans and Leases
Real estate mortgage	$2,558,190	$474,412	$3,032,602	$1,938,513	$484,057	$2,422,570
Real estate construction	197,776	15,959	213,735	129,959	24,645	154,604
Commercial	909,509	3,560	913,069	791,888	9,071	800,959
Leases	216,089	—	216,089	174,373	—	174,373
Consumer	28,593	458	29,051	22,973	112	23,085
Foreign	16,073	—	16,073	17,241	—	17,241

Total gross loans and leases	$3,926,230	$494,389	$4,420,619	$3,074,947	$517,885	$3,592,832

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

        The following tables present a summary of the activity in the allowance for loan and lease losses on Non-PCI loans and leases and PCI loans by portfolio segment for the periods indicated:

	Three Months Ended June 30, 2013
	Real Estate Mortgage	Real Estate Construction	Commercial	Leases	Consumer	Foreign	Total Non-PCI	Total PCI	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$37,265	$3,300	$21,053	$2,006	$1,494	$98	$65,216	$29,303	$94,519
Charge-offs	(3,237)	—	(1,370)	—	(27)	—	(4,634)	(64)	(4,698)
Recoveries	1,336	12	1,297	—	19	—	2,664	—	2,664
Provision (negative provision)	(3,560)	120	3,185	90	181	(16)	—	(1,842)	(1,842)

Balance, end of period	$31,804	$3,432	$24,165	$2,096	$1,667	$82	$63,246	$27,397	$90,643

	Six Months Ended June 30, 2013
	Real Estate Mortgage	Real Estate Construction	Commercial	Leases	Consumer	Foreign	Total Non-PCI	Total PCI	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$38,700	$3,221	$20,661	$1,493	$1,726	$98	$65,899	$26,069	$91,968
Charge-offs	(3,559)	—	(2,078)	(114)	(36)	—	(5,787)	—	(5,787)
Recoveries	1,513	335	1,704	—	42	—	3,594	33	3,627
Provision (negative provision)	(4,850)	(124)	3,878	717	(65)	(16)	(460)	1,295	835

Balance, end of period	$31,804	3,432	$24,165	$2,096	$1,667	$82	$63,246	$27,397	$90,643

Amount of the allowance applicable to loans and leases:
Individually evaluated for impairment	$3,548	$62	$7,270	$—	$240	$—	$11,120

Collectively evaluated for impairment	$28,256	$3,370	$16,895	$2,096	$1,427	$82	$52,126

Acquired with deteriorated credit quality								$27,397

Loans and Leases:
Ending balance	$2,558,190	$197,776	$909,509	$216,089	$28,593	$16,073	$3,926,230	$494,389	$4,420,619

The ending balance of the loan and lease portfolio is composed of loans and leases:
Individually evaluated for impairment	$96,293	$14,966	$23,031	$244	$698	$—	$135,232

Collectively evaluated for impairment	$2,461,897	$182,810	$886,478	$215,845	$27,895	$16,073	$3,790,998

Acquired with deteriorated credit quality								$494,389

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

	Three Months Ended June 30, 2012
	Real Estate Mortgage	Real Estate Construction	Commercial	Leases	Consumer	Foreign	Total Non-PCI	Total PCI	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$42,210	$6,475	$23,556	$458	$1,908	$160	$74,767	$35,810	$110,577
Charge-offs	(2,583)	—	(1,352)	—	(34)	—	(3,969)	(4,076)	(8,045)
Recoveries	43	14	190	—	16	—	263	—	263
Provision (negative provision)	2,566	(993)	(415)	40	(155)	(43)	1,000	(271)	729

Balance, end of period	$42,236	$5,496	$21,979	$498	$1,735	$117	$72,061	$31,463	$103,524

	Six Months Ended June 30, 2012
	Real Estate Mortgage	Real Estate Construction	Commercial	Leases	Consumer	Foreign	Total Non-PCI	Total PCI	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$50,205	$8,697	$23,308	$—	$2,768	$335	$85,313	$31,275	$116,588
Charge-offs	(4,773)	—	(2,223)	—	(233)	—	(7,229)	(3,467)	(10,696)
Recoveries	372	24	1,014	—	47	20	1,477	—	1,477
Provision (negative provision)	(3,568)	(3,225)	(120)	498	(847)	(238)	(7,500)	3,655	(3,845)

Balance, end of period	$42,236	$5,496	$21,979	$498	$1,735	$117	$72,061	$31,463	$103,524

Amount of the allowance applicable to loans and leases:
Individually evaluated for impairment	$6,221	$1,197	$6,363	$—	$255	$—	$14,036

Collectively evaluated for impairment	$36,015	$4,299	$15,616	$498	$1,480	$117	$58,025

Acquired with deteriorated credit quality								$31,463

Loans and Leases:
Ending balance	$1,850,162	$129,107	$707,566	$153,793	$17,689	$17,017	$2,875,334	$611,967	$3,487,301

The ending balance of the loan and lease portfolio is composed of loans and leases:
Individually evaluated for impairment	$103,252	$32,607	$23,111	$244	$495	$—	$159,709

Collectively evaluated for impairment	$1,746,910	$96,500	$684,455	$153,549	$17,194	$17,017	$2,715,625

Acquired with deteriorated credit quality								$611,967

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

  Loans and Leases, Excluding PCI Loans

        The following table presents the composition of loans and leases (excluding PCI loans), which we also refer to as Non-PCI loans and leases, by portfolio segment as of the dates indicated:

	June 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage	$2,558,190	65%	$1,938,513	63%
Real estate construction	197,776	5	129,959	4
Commercial	909,509	23	791,888	25
Leases	216,089	6	174,373	6
Consumer	28,593	1	22,973	1
Foreign	16,073	—	17,241	1

Total gross Non-PCI loans and leases	3,926,230	100%	3,074,947	100%

Less:
Unearned income	(933)		(2,535)
Allowance for loan and lease losses	(63,246)		(65,899)

Total net Non-PCI loans and leases	$3,862,051		$3,006,513

        As of May 31, 2013, the fair value of the FCAL Non-PCI loans acquired was $1.0 billion, the related gross contractual amount was $1.3 billion, and the estimated contractual cash flows not expected to be collected was $34.4 million.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

        The following table presents the credit risk rating categories for Non-PCI loans and leases by portfolio segment and class as of the dates indicated. Nonclassified loans and leases are those with a credit risk rating of either pass or special mention, while classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	June 30, 2013			December 31, 2012
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(In thousands)
Real estate mortgage:
Hospitality	$186,728	$5,685	$192,413	$168,489	$12,655	$181,144
SBA 504	49,826	5,765	55,591	48,372	5,786	54,158
Other	2,244,304	65,882	2,310,186	1,653,446	49,765	1,703,211

Total real estate mortgage	2,480,858	77,332	2,558,190	1,870,307	68,206	1,938,513

Real estate construction:
Residential	56,161	1,775	57,936	46,591	2,038	48,629
Commercial	131,417	8,423	139,840	77,503	3,827	81,330

Total real estate construction	187,578	10,198	197,776	124,094	5,865	129,959

Commercial:
Collateralized	499,198	25,842	525,040	442,293	14,802	457,095
Unsecured	98,856	2,890	101,746	67,133	2,905	70,038
Asset-based	249,834	4,247	254,081	235,075	4,355	239,430
SBA 7(a)	22,666	5,976	28,642	18,888	6,437	25,325

Total commercial	870,554	38,955	909,509	763,389	28,499	791,888

Leases	215,845	244	216,089	174,129	244	174,373
Consumer	27,141	1,452	28,593	21,733	1,240	22,973
Foreign	16,073	—	16,073	17,241	—	17,241

Total Non-PCI loans and leases	$3,798,049	$128,181	$3,926,230	$2,970,893	$104,054	$3,074,947

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

        The following tables present an aging analysis of our Non-PCI loans and leases by portfolio segment and class as of the dates indicated:

	June 30, 2013
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Hospitality	$—	$—	$—	$—	$192,413	$192,413
SBA 504	—	929	1,836	2,765	52,826	55,591
Other	1,793	2,717	12,296	16,806	2,293,380	2,310,186

Total real estate mortgage	1,793	3,646	14,132	19,571	2,538,619	2,558,190

Real estate construction:
Residential	—	—	—	—	57,936	57,936
Commercial	—	555	—	555	139,285	139,840

Total real estate construction	—	555	—	555	197,221	197,776

Commercial:
Collateralized	1,277	422	6,877	8,576	516,464	525,040
Unsecured	131	975	1,390	2,496	99,250	101,746
Asset-based	—	—	—	—	254,081	254,081
SBA 7(a)	200	604	510	1,314	27,328	28,642

Total commercial	1,608	2,001	8,777	12,386	897,123	909,509

Leases	—	—	244	244	215,845	216,089
Consumer	104	—	—	104	28,489	28,593
Foreign	—	—	—	—	16,073	16,073

Total Non-PCI loans and leases	$3,505	$6,202	$23,153	$32,860	$3,893,370	$3,926,230

        At June 30, 2013 and December 31, 2012, the Company had no loans and leases (excluding PCI loans) that were greater than 90 days past due and still accruing interest. It is the Company's policy to discontinue accruing interest when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to the collectability of a loan or lease in the normal course of business. At June 30, 2013, nonaccrual loans and leases totaled $51.7 million. Nonaccrual loans and leases include $4.7 million of loans 30 to 89 days past due and $23.9 million of

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

current loans which have been placed on nonaccrual status based on management's judgment regarding their collectability.

	December 31, 2012
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Hospitality	$—	$—	$—	$—	$181,144	$181,144
SBA 504	955	—	1,727	2,682	51,476	54,158
Other	4,098	54	3,271	7,423	1,695,788	1,703,211

Total real estate mortgage	5,053	54	4,998	10,105	1,928,408	1,938,513

Real estate construction:
Residential	—	—	—	—	48,629	48,629
Commercial	—	—	1,245	1,245	80,085	81,330

Total real estate construction	—	—	1,245	1,245	128,714	129,959

Commercial:
Collateralized	964	161	872	1,997	455,098	457,095
Unsecured	3	135	230	368	69,670	70,038
Asset-based	—	—	176	176	239,254	239,430
SBA 7(a)	281	547	1,271	2,099	23,226	25,325

Total commercial	1,248	843	2,549	4,640	787,248	791,888

Leases	225	132	244	601	173,772	174,373
Consumer	23	1	—	24	22,949	22,973
Foreign	—	—	—	—	17,241	17,241

Total Non-PCI loans and leases	$6,549	$1,030	$9,036	$16,615	$3,058,332	$3,074,947

        Nonaccrual loans totaled $41.8 million at December 31, 2012, including $4.2 million of loans 30 to 89 days past due and $28.6 million of current loans.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

        The following table presents our nonaccrual and performing Non-PCI loans and leases by portfolio segment and class as of the dates indicated:

	June 30, 2013			December 31, 2012
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Hospitality	$—	$192,413	$192,413	$6,908	$174,236	$181,144
SBA 504	3,007	52,584	55,591	2,982	51,176	54,158
Other	26,093	2,284,093	2,310,186	16,585	1,686,626	1,703,211

Total real estate mortgage	29,100	2,529,090	2,558,190	26,475	1,912,038	1,938,513

Real estate construction:
Residential	834	57,102	57,936	1,057	47,572	48,629
Commercial	2,938	136,902	139,840	2,715	78,615	81,330

Total real estate construction	3,772	194,004	197,776	3,772	126,187	129,959

Commercial:
Collateralized	13,441	511,599	525,040	4,462	452,633	457,095
Unsecured	1,583	100,163	101,746	2,027	68,011	70,038
Asset-based	—	254,081	254,081	176	239,254	239,430
SBA 7(a)	3,052	25,590	28,642	4,181	21,144	25,325

Total commercial	18,076	891,433	909,509	10,846	781,042	791,888

Leases	244	215,845	216,089	244	174,129	174,373
Consumer	497	28,096	28,593	425	22,548	22,973
Foreign	—	16,073	16,073	—	17,241	17,241

Total Non-PCI loans and leases	$51,689	$3,874,541	$3,926,230	$41,762	$3,033,185	$3,074,947

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

        Nonaccrual loans and leases and performing restructured loans are considered impaired for reporting purposes. The following table presents the composition of our impaired loans and leases as of the dates indicated:

	June 30, 2013			December 31, 2012
	Nonaccrual Loans/Leases	Performing Restructured Loans	Total Impaired Loans/Leases	Nonaccrual Loans/Leases	Performing Restructured Loans	Total Impaired Loans/Leases
	(In thousands)
Real estate mortgage	$29,100	$67,193	$96,293	$26,475	$80,723	$107,198
Real estate construction	3,772	11,194	14,966	3,772	21,678	25,450
Commercial	18,076	4,955	23,031	10,846	3,684	14,530
Leases	244	—	244	244	—	244
Consumer	497	201	698	425	203	628

Total	$51,689	$83,543	$135,232	$41,762	$106,288	$148,050

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

        The following tables present information regarding our impaired loans and leases (excluding PCI loans) by portfolio segment and class for the dates indicated:

	June 30, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$8,779	$9,621	$378	$8,954	$9,640	$2,396
SBA 504	1,659	1,659	234	1,676	1,676	324
Other	51,327	51,908	2,936	58,364	60,262	5,107
Real estate construction:
Residential	393	393	54	1,303	1,330	165
Commercial	8,540	8,540	8	6,723	6,723	206
Commercial:
Collateralized	4,648	4,892	4,697	2,477	2,731	1,865
Unsecured	2,062	3,334	1,719	2,396	3,121	2,234
Asset-based	2,032	2,032	604	—	—	—
SBA 7(a)	1,094	1,097	250	2,871	3,616	426
Consumer	436	476	240	466	506	265
With No Related Allowance Recorded:
Real estate mortgage:
SBA 504	$3,007	$3,848	$—	$2,982	$3,755	$—
Other	31,521	46,887	—	35,222	39,503	—
Real estate construction:
Residential	441	474	—	—	—	—
Commercial	5,592	9,948	—	17,424	21,085	—
Commercial:
Collateralized	9,724	17,147	—	3,657	4,994	—
Unsecured	259	357	—	156	163	—
Asset-based	—	—	—	176	176	—
SBA 7(a)	3,212	4,968	—	2,797	4,057	—
Leases	244	244	—	244	244	—
Consumer	262	372	—	162	233	—
Total Non-PCI Loans and Leases With and Without An Allowance Recorded:
Real estate mortgage	$96,293	$113,923	$3,548	$107,198	$114,836	$7,827
Real estate construction	14,966	19,355	62	25,450	29,138	371
Commercial	23,031	33,827	7,270	14,530	18,858	4,525
Leases	244	244	—	244	244	—
Consumer	698	848	240	628	739	265

Total	$135,232	$168,197	$11,120	$148,050	$163,815	$12,988

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

	Three Months Ended June 30,
	2013		2012
	Weighted Average Recorded Investment(1)	Interest Income Recognized	Weighted Average Recorded Investment(1)	Interest Income Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$8,779	$226	$9,144	$21
SBA 504	1,659	23	563	7
Other	51,327	513	54,310	536
Real estate construction:
Residential	393	—	1,289	3
Commercial	8,540	87	13,528	98
Commercial:
Collateralized	3,804	10	4,101	15
Unsecured	2,062	8	2,348	4
Asset-based	223	5	—	—
SBA 7(a)	1,094	12	2,666	39
Consumer	436	3	276	—
With No Related Allowance Recorded:
Real estate mortgage:
Hospitality	$—	$—	$6,200	$—
SBA 504	2,935	—	1,873	—
Other	25,041	133	30,358	32
Real estate construction:
Residential	441	—	778	17
Commercial	4,568	(59)	16,187	139
Commercial:
Collateralized	4,266	—	7,199	7
Unsecured	179	—	640	—
Asset-based	—	—	174	—
SBA 7(a)	2,872	5	5,686	27
Leases	244	—	244	—
Consumer	173	—	219	—
Total Non-PCI Loans and Leases With and Without An Allowance Recorded:
Real estate mortgage	$89,741	$895	$102,448	$596
Real estate construction	13,942	28	31,782	257
Commercial	14,500	40	22,814	92
Leases	244	—	244	—
Consumer	609	3	495	—

Total	$119,036	$966	$157,783	$945

(1)
For the loans and leases (excluding PCI loans) reported as impaired at June 30, 2013 and June 30, 2012, amounts were calculated based on the period of time such loans and leases were impaired during the reporting period.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

	Six Months Ended June 30,
	2013		2012
	Weighted Average Recorded Investment(1)	Interest Income Recognized	Weighted Average Recorded Investment(1)	Interest Income Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$8,779	$247	$9,144	$36
SBA 504	1,659	45	352	5
Other	50,276	1,010	52,640	1,062
Real estate construction:
Residential	393	—	1,289	5
Commercial	8,540	179	13,528	205
Commercial:
Collateralized	2,795	18	3,804	28
Unsecured	2,062	17	2,341	10
Asset-based	112	5	—	—
SBA 7(a)	1,094	23	2,652	60
Consumer	436	5	276	—
With No Related Allowance Recorded:
Real estate mortgage:
Hospitality	$—	$—	$6,200	$—
SBA 504	2,911	—	1,873	—
Other	20,777	190	29,861	646
Real estate construction:
Residential	441	—	778	33
Commercial	4,317	(29)	15,878	257
Commercial:
Collateralized	2,773	—	7,097	13
Unsecured	160	—	640	—
Asset-based	—	—	87	—
SBA 7(a)	2,782	11	5,670	30
Leases	244	—	203	—
Consumer	163	—	219	—
Total Non-PCI Loans and Leases With and Without An Allowance Recorded:
Real estate mortgage	$84,402	$1,492	$100,070	$1,749
Real estate construction	13,691	150	31,473	500
Commercial	11,778	74	22,291	141
Leases	244	—	203	—
Consumer	599	5	495	—

Total	$110,714	$1,721	$154,532	$2,390

(1)
For the loans and leases (excluding PCI loans) reported as impaired at June 30, 2013 and June 30, 2012, amounts were calculated based on the period of time such loans and leases were impaired during the reporting period.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

        The following tables present new troubled debt restructurings and defaulted troubled debt restructurings (excluding PCI loans) for the periods indicated:

	Three Months Ended June 30,
	2013			2012
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Real estate construction:
Commercial	—	$—	$—	1	$1,446	$1,446
Commercial:
Collateralized	3	3,518	3,518	3	568	568
Unsecured	2	398	398	2	23	23
Asset-based	1	2,032	2,032	—	—	—
SBA 7(a)	4	137	137	1	120	120
Consumer	1	14	14	—	—	—

Total	11	$6,099	$6,099	7	$2,157	$2,157

	Six Months Ended June 30,
	2013			2012
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Real estate mortgage:
SBA 504	—	$—	$—	1	$563	$563
Other	5	13,223	13,223	—	—	—
Real estate construction:
Commercial	—	—	—	1	1,446	1,446
Commercial:
Collateralized	4	3,913	3,913	5	1,174	1,174
Unsecured	2	398	398	3	38	38
Asset-based	1	2,032	2,032	—	—	—
SBA 7(a)	4	137	137	2	229	229
Consumer	1	14	14	—	—	—

Total	17	$19,717	$19,717	12	$3,450	$3,450

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

	Three Months Ended June 30,
	2013		2012
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(2)
	(Dollars in thousands)
Troubled Debt Restructurings That Subsequently Defaulted(3):
Real estate mortgage:
Hospitality	—	$—	1	$6,200
Other	1	1,350	—	—
Commercial:
Collateralized	3	788	7	828
Unsecured	—	—	2	99
SBA 7(a)	—	—	3	1,987

Total	4	$2,138	13	$9,114

(1)
Represents the balance at June 30, 2013 and is net of charge-offs of $1.1 million.

(2)
Represents the balance at June 30, 2012 and is net of charge-offs of $531,000.

(3)
The population of defaulted restructured loans for the period indicated includes only those loans restructured during the preceding 12-month period. The table excludes defaulted troubled debt restructurings in those classes for which the recorded investment was zero at the end of the period.

	Six Months Ended June 30,
	2013		2012
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(2)
	(Dollars in thousands)
Troubled Debt Restructurings That Subsequently Defaulted(3):
Real estate mortgage:
Hospitality	—	$—	1	$6,200
Other	2	2,556	1	1,725
Commercial:
Collateralized	3	788	7	828
Unsecured	—	—	2	99
SBA 7(a)	—	—	4	2,021

Total	5	$3,344	15	$10,873

(1)
Represents the balance at June 30, 2013 and is net of charge-offs of $1.1 million.

(2)
Represents the balance at June 30, 2012 and is net of charge-offs of $855,000.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

(3)
The population of defaulted restructured loans for the period indicated includes only those loans restructured during the preceding 12-month period. The table excludes defaulted troubled debt restructurings in those classes for which the recorded investment was zero at the end of the period.

  Purchased Credit Impaired (PCI) Loans

        The following table reflects the PCI loans by portfolio segment as of the dates indicated:

	June 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage	$474,412	96%	$484,057	93%
Real estate construction	15,959	3	24,645	5
Commercial	3,560	1	9,071	2
Consumer	458	—	112	—

Total gross PCI loans	494,389	100%	517,885	100%

Less:
Allowance for loan losses	(27,397)		(26,069)

Total net PCI loans	$466,992		$491,816

        The following table summarizes the accretable yield on the purchased credit impaired loans acquired in the FCAL acquisition and accounted for as acquired impaired loans in accordance with ASC Subtopic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" as of May 31, 2013:

	May 31, 2013
	Accretable Yield
	Covered PCI Loans	Non-Covered PCI Loans	Total
	(In thousands)
Undiscounted contractual cash flows	$42,881	$41,936	$84,817
Undiscounted cash flows not expected to be collected (nonaccretable difference)	(16,050)	(16,337)	(32,387)

Undiscounted cash flows expected to be collected	26,831	25,599	52,430
Estimated fair value of loans acquired	(24,341)	(19,805)	(44,146)
Acquired accrued interest receivable	(66)	(122)	(188)

Accretable yield	$2,424	$5,672	$8,096

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

        The following table summarizes the changes in the carrying amount of PCI loans and accretable yield on those loans for the period indicated:

	Purchased Credit Impaired Loans
	Carrying Amount	Accretable Yield
	(In thousands)
Covered PCI Loans:
Balance, December 31, 2012	$491,816	$(196,022)
Addition from the FCAL acquisition	24,341	(2,424)
Accretion	20,297	20,297
Payments received	(87,806)	—
Decrease in expected cash flows, net	—	9,174
Provision for credit losses	(1,295)	—

Balance, June 30, 2013	$447,353	$(168,975)

Non-Covered PCI Loans:
Balance, December 31, 2012	$—	$—
Addition from the FCAL acquisition	19,805	(5,672)
Accretion	99	99
Payments received	(265)	—

Balance, June 30, 2013	$19,639	$(5,573)

        The following table presents the credit risk rating categories for PCI loans by portfolio segment as of the dates indicated. Nonclassified loans are those with a credit risk rating of either pass or special mention, while classified loans are those with a credit risk rating of either substandard or doubtful.

	June 30, 2013			December 31, 2012
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(In thousands)
Real estate mortgage	$288,344	$186,068	$474,412	$331,341	$152,716	$484,057
Real estate construction	4,938	11,021	15,959	6,311	18,334	24,645
Commercial	919	2,641	3,560	3,420	5,651	9,071
Consumer	—	458	458	—	112	112

Total PCI loans	$294,201	$200,188	$494,389	$341,072	$176,813	$517,885

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 7—OTHER REAL ESTATE OWNED (OREO)

        The following tables summarize OREO by property type at the dates indicated:

	June 30, 2013			December 31, 2012
Property Type	Non-Covered OREO	Covered OREO	Total OREO	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
Commercial real estate	$9,743	$8,679	$18,422	$1,684	$11,635	$13,319
Construction and land development	33,050	6,306	39,356	31,888	6,708	38,596
Multi-family	—	3,807	3,807	—	4,239	4,239
Single family residence	2,639	322	2,961	—	260	260

Total OREO, net	$45,432	$19,114	$64,546	$33,572	$22,842	$56,414

        The following table presents a rollforward of OREO, net of the valuation allowance, for the periods indicated:

	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
OREO Activity:
Balance, December 31, 2012	$33,572	$22,842	$56,414
Foreclosures	3,500	1,480	4,980
Provision for losses	(92)	(1,093)	(1,185)
Reductions related to sales	(1,019)	(5,918)	(6,937)

Balance, March 31, 2013	35,961	17,311	53,272
Addition from the FCAL acquisition	10,092	3,680	13,772
Foreclosures	1,035	3,075	4,110
Payments to third parties(1)	14	—	14
Provision for losses	—	(292)	(292)
Reductions related to sales	(1,670)	(4,660)	(6,330)

Balance, June 30, 2013	$45,432	$19,114	$64,546

(1)
Represents amounts due to participants and for guarantees, property taxes or other prior lien positions.

NOTE 8—FDIC LOSS SHARING ASSET

        The FDIC loss sharing asset relates to assets covered by the loss sharing agreements between the Bank and the FDIC arising from the acquisitions of Los Padres Bank and Affinity Bank and, through the FCAL acquisition, the assumption of the loss sharing agreements between First California Bank and the FDIC arising from FCB's acquisition of Western Commercial Bank ("Western Commercial") and San Luis Trust Bank ("San Luis"). The FDIC loss sharing asset related to Western Commercial and San Luis was measured at its fair value as of May 31, 2013 in conjunction with the FCAL acquisition. The FDIC loss sharing asset related to Los Padres and Affinity was measured at its estimated fair value at the respective acquisition dates.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 8—FDIC LOSS SHARING ASSET (Continued)

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

        The following table presents the changes in the FDIC loss sharing asset for the period indicated:

FDIC Loss Sharing Asset
(In thousands)
Balance, December 31, 2012	$57,475
Addition from the FCAL acquisition	18,981
FDIC share of additional losses, net of recoveries	5,392
Cash received from FDIC	(3,108)
Net amortization	(11,747)

Balance, June 30, 2013	$66,993

NOTE 9—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS

  Borrowings

        The following table summarizes our borrowings outstanding as of the dates indicated:

	June 30, 2013		December 31, 2012
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non-recourse debt	$9,696	6.30%	$12,591	6.28%

        As of June 30, 2013 and December 31, 2012, our borrowings consisted of non-recourse debt relating to the payment stream of certain leases sold to third parties. The debt is secured by the equipment in the leases and all interest rates are fixed. As of June 30, 2013, the weighted average maturity of the debt was 2.2 years.

        As of June 30, 2013 and December 31, 2012, there were no outstanding FHLB advances. Our aggregate remaining borrowing capacity under the FHLB secured borrowing lines was $1.4 billion at June 30, 2013. As of June 30, 2013, our FHLB advances facility was secured by: (1) a blanket lien on certain qualifying loans in our loan portfolio, which were not pledged to the Federal Reserve Bank of San Francisco ("FRBSF"), and (2) available-for-sale securities with a carrying value of $12.8 million. Additionally, the Bank had secured borrowing capacity from the FRBSF of $489.9 million at June 30, 2013, secured by $612.2 million of certain qualifying loans. As of June 30, 2013, the Bank also had unsecured lines of credit of $80.0 million with correspondent banks for the purchase of overnight funds; these lines are subject to availability of funds.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 9—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS (Continued)

  Subordinated Debentures

        The following table summarizes the terms of each issuance of the subordinated debentures outstanding as of the dates indicated:

			December 31, 2012
	June 30, 2013
					Date Issued	Maturity Date		Next Reset Date
Series	Amount	Rate(1)	Amount	Rate(2)			Rate Index
	(Dollars in thousands)
Trust V	$10,310	3.37%	$10,310	3.41%	8/15/03	9/17/33	3 month LIBOR + 3.10	9/13/13
Trust VI	10,310	3.32%	10,310	3.36%	9/3/03	9/15/33	3 month LIBOR + 3.05	9/12/13
Trust CII	5,155	3.22%	5,155	3.26%	9/17/03	9/17/33	3 month LIBOR + 2.95	9/13/13
Trust VII	61,856	3.02%	61,856	3.05%	2/5/04	4/23/34	3 month LIBOR + 2.75	10/28/13
Trust CIII	20,619	1.96%	20,619	2.00%	8/15/05	9/15/35	3 month LIBOR + 1.69	9/12/13
Trust FCCI(3)	16,495	1.87%	—	—	1/25/07	3/15/37	3 month LIBOR + 1.60	9/12/13
Trust FCBI(3)	10,310	1.82%	—	—	9/30/05	12/15/35	3 month LIBOR + 1.55	9/12/13

Gross subordinated debentures	135,055		108,250
Unamortized discount(4)	(2,697)		—

Net subordinated debentures	$132,358		$108,250

(1)
As of July 26, 2013.

(2)
As of January 28, 2013.

(3)
Acquired in the FCAL acquisition.

(4)
Amount represents the fair value adjustment on trusts acquired in the FCAL acquisition.

        The Company had an aggregate amount of $132.4 million in subordinated debentures outstanding at June 30, 2013. With the FCAL acquisition, we added $24.1 million of subordinated debentures, net of a $2.7 million discount. These subordinated debentures were issued in separate series and each issuance had a maturity of thirty years from its date of issue. The subordinated debentures are variable-rate instruments and are each callable at par with no prepayment penalty. The subordinated debentures were issued to trusts established by us or entities we have acquired, which in turn issued trust preferred securities, which totaled $131.0 million at June 30, 2013. The proceeds of the subordinated debentures were used primarily to fund several of our acquisitions and to augment regulatory capital.

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

(Unaudited)

NOTE 9—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS (Continued)

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

  Brokered Deposits

        Brokered time deposits totaled $54.0 million at June 30, 2013, and $37.7 million at December 31, 2012, all of which were part of the CDARS program. The CDARS program represents deposits that are participated with other FDIC insured financial institutions as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits. In addition, liabilities from discontinued operations at June 30, 2013 included $93.2 million of noninterest-bearing brokered deposits.

NOTE 10—COMMITMENTS AND CONTINGENCIES

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

        The following table presents a summary of the financial instruments described above as of the dates indicated:

	June 30, 2013	December 31, 2012
	(In thousands)
Loan commitments to extend credit	$1,031,099	$849,607
Standby letters of credit	38,946	27,534
Commitments to purchase equipment being acquired for lease to others	3,319	4,399

	$1,073,364	$881,540

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 10—COMMITMENTS AND CONTINGENCIES (Continued)

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

        In addition, the Company has investments in low income housing project partnerships, which provide the Company income tax credits, and in a few small business investment companies. The investments call for capital contributions up to an amount specified in the partnership agreements. As of June 30, 2013 and December 31, 2013, the Company had commitments to contribute capital to these entities totaling $12.7 million and $10.8 million, respectively.

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

  FCAL Merger-Related Litigation

        As set forth below, there are a number of litigations pending against FCB, an entity which was a formerly wholly owned subsidiary of FCAL. On May 31, 2013, pursuant to the FCAL acquisition, FCAL merged with and into PacWest, and FCB merged with and into Pacific Western. Pursuant to the merger agreement executed between FCAL and PacWest on November 6, 2012, PacWest has assumed the defense of the litigations and would assume liability for the results in the event of an adverse result in the cases.

        Eleven lawsuits have been filed in the Superior Court of the State of California, County of Los Angeles against FCB, among others, by various former clients of political campaign and non-profit organization treasurer Kinde Durkee. The lawsuits are entitled (i) Wardlaw, et al. v. First California Bank, et al. (Case No. SC 114232), filed September 23, 2011; (ii) Lou Correa for State Senate, et al. v. First California Bank, et al. (Case No. BC 479872), filed February 29, 2012; (iii) Committee to Re-elect Lorreta Sanchez, et al. v. First California Bank, et al. (Case No. BC 479873), filed February 29, 2012, (iv) Holden for Assembly v. First California Bank, et al. (Case No. BC 489604), filed August 3, 2012; (v) Latino Diabetes Ass'n v. First California Bank, et al. (Case No. BC 489605), filed August 3, 2012; (vi) Jose Solorio Assembly Officeholder Committee, et al. v. First California Bank, et al. (Case No. 492855), filed September 27, 2012; (vii) Foster for Treasurer 2014, et al. v. First California Bank, et al. (Case No. BC 492878), filed September 27, 2012; (viii) Los Angeles County Democratic Central Committee, et al. v. First California Bank, et al. (Case No. BC 492854), filed September 27, 2012;

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 10—COMMITMENTS AND CONTINGENCIES (Continued)

(ix) National Popular Vote v. First California Bank, et al. (Case No. BC 501213), filed February 19, 2013; (x) Zine for City Council v. First California Bank, et al. (Case No. BC 504476), filed April 2, 2013; and (xi) Rothman v. First California Bank, et al. (Case No. BC 511180), filed June 5, 2013. Plaintiffs in each of the cases claim, among other things, that FCB aided and abetted a fraud and unlawful conversion by Ms. Durkee and/or her affiliated company of funds held in accounts at FCB. Based largely on the same alleged conduct, plaintiffs also assert claims for an alleged violation of California Business & Professions Code Section 17200 and for declaratory relief. Plaintiffs seek compensatory and punitive damages, as well as various forms of equitable and declaratory relief.

        Each of the cases is pending before the same judge, who is coordinating their progress. FCB has answered each of the complaints, and the parties are engaged in discovery. A trial date has been scheduled for August 13, 2014 and the parties are scheduled to participate in a mediation session on October 16, 2013. The plaintiffs have not yet made a settlement demand in the cases.

        On September 23, 2011, FCB filed a Complaint-in-Interpleader in the Superior Court of the State of California, County of Los Angeles (Case No. BC 470182), pursuant to which FCB interpleaded the sum of $2,539,049 as the amounts on deposit in accounts at FCB that were controlled by Ms. Durkee on behalf of the several hundred named defendants (the "Interpleader Action"). FCB seeks an order requiring the defendants to interplead and litigate their respective claims, discharging FCB from liability, and restraining proceedings or actions against FCB by the defendants with respect to those amounts. On December 6, 2011, the Interpleader Action was designated as complex and transferred to the Superior Court's complex litigation division. It has been related to the other pending actions that relate to the conduct of Ms. Durkee.

        On June 18, 2012, FCB moved for summary judgment in the Interpleader Action. At hearings held in late 2012 and early 2013, the Superior Court entered summary judgment with respect to a majority of the accounts at issue. Those sums have been paid by the Superior Court to the former accountholders.

        At this time, we believe we have made the appropriate accrual for any liabilities that may arise out of the Kinde Durkee litigation matters, but we are unable to determine with certainty whether there will be any material impact on the Company's financial statements or operations.

  CapitalSource Merger-Related Litigation

        Between July 24, 2013 and August 6, 2013, six putative stockholder class action lawsuits (the "Merger Litigations") were filed against PacWest and certain other defendants in connection with PacWest entering into the Agreement and Plan of Merger ("CapitalSource Merger Agreement") in which PacWest agreed to acquire CapitalSource, Inc. ("CapitalSource"). The CapitalSource Merger Agreement was publicly announced on July 22, 2013. Three of the six actions were filed in Superior Court of California, Los Angeles County: (1) Engel v. CapitalSource, Inc. et al., Case No. BC516267, filed on July 24, 2013; (2) Miller v. Fremder et al., Case No. BC516590, filed on July 29, 2013; and (3) Holliday v. PacWest Bancorp et al., Case No. BC517209, filed on August 5, 2013. The other three actions were filed in the Court of Chancery of the State of Delaware: (1) Fosket v. Byrnes et al., Case No. 8765, filed on August 1, 2013; (2) Bennett v. CapitalSource, Inc. et al., Case No. 8770, filed on August 2, 2013; and (3) Chalfant v. CapitalSource et al., Case No. 8777, filed on August 6, 2013.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 10—COMMITMENTS AND CONTINGENCIES (Continued)

        The Merger Litigations allege variously that the members of the CapitalSource board of directors breached its fiduciary duties to CapitalSource stockholders by approving the proposed merger for inadequate consideration; approving the transaction in order to obtain benefits not equally shared by other CapitalSource stockholders; entering into the CapitalSource Merger Agreement containing preclusive deal protection devices; and failing to take steps to maximize the value to be paid to the CapitalSource stockholders. Each of the Merger Litigations also alleges claims against CapitalSource and PacWest for aiding and abetting these alleged breaches of fiduciary duties. Plaintiffs generally seek, among other things, declaratory and injunctive relief concerning the alleged breaches of fiduciary duties, injunctive relief prohibiting consummation of the acquisition, rescission, an accounting by defendants, damages and attorneys' fees and costs, and other and further relief. At this stage, it is not possible to predict the outcome of the proceedings or their impact on CapitalSource or PacWest.

NOTE 11—FAIR VALUE MEASUREMENTS

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

  •
  Level 3:    Inputs to a valuation methodology that are unobservable, supported by little or no market activity, and significant to the fair value measurement. These valuation methodologies generally include pricing models, discounted cash flow models, or a determination of fair value that requires significant management judgment or estimation. This category also includes unobservable inputs from a pricing service not corroborated by observable market data, and includes our covered private label CMOs.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 11—FAIR VALUE MEASUREMENTS (Continued)

        The following table presents information on the assets measured and recorded at fair value on a recurring basis as of the date indicated:

	Fair Value Measurement as of June 30, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Measured on a Recurring Basis:
Securities available-for-sale:
Government agency and government-sponsored enterprise residential mortgage-backed securities	$887,737	$—	$887,737	$—
Covered private label CMOs	40,917	—	—	40,917
Municipal securities	424,174	—	424,174	—
Corporate securities	83,132	—	83,132	—
Other securities	37,618	516	37,102	—

	$1,473,578	$516	$1,432,145	$40,917

        There were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a recurring basis during the three months ended June 30, 2013.

        The following table presents information about quantitative inputs and assumptions used to evaluate the fair values provided by our third party pricing service for our Level 3 covered private label CMOs measured at fair value on a recurring basis as of June 30, 2013:

Unobservable Inputs	Range of Inputs	Weighted Average Input
Voluntary annual prepayment speeds	0% - 30.5%	9.4%
Annual default rates	0% - 29.5%	3.2%
Loss severity rates	0% - 66.3%	34.6%
Discount rates	0% - 11.9%	5.2%

        The following table summarizes activity for assets measured at fair value on a recurring basis that are categorized as Level 3 for the period indicated:

Covered Private Label CMOs (Level 3)
(In thousands)
Balance, December 31, 2012	$44,684
Total realized in earnings	1,001
Decrease in unrealized loss in comprehensive income	(648)
Net settlements	(4,120)

Balance, June 30, 2013	$40,917

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 11—FAIR VALUE MEASUREMENTS (Continued)

        The following tables present assets measured at fair value on a non-recurring basis as of the date indicated and the gains and (losses) recognized on such assets for the period indicated:

	Fair Value Measurement as of June 30, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Measured on a Non-Recurring Basis:
Non-PCI impaired loans	$80,204	$—	$5,933	$74,271
Covered other real estate owned	2,261	—	743	1,518
SBA loan servicing asset	903	—	—	903

	$83,368	$—	$6,676	$76,692

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
	(In thousands)
Gain (Loss) on Assets Measured on a Non-Recurring Basis:
Non-PCI impaired loans	$(2,181)	$(2,904)
Covered other real estate owned	(292)	(651)
SBA loan servicing asset	—	12

Total net loss	$(2,473)	$(3,543)

        The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2013:

Asset	Fair Value (in 000's)	Valuation Methodology	Unobservable Inputs	Range	Weighted Average
Impaired loans(1)	$70,401	Discounted	Discount rates	4.06% - 8.81%	6.60%
		cash flow
	$2,353	Appraisals	No discounts
OREO	$1,518	Appraisals	Discount,	11% - 21%	17%
			including 8%
			for selling costs
SBA loan servicing asset	$903	Discounted	Prepayment	3.40% - 16.34%	(2)
		cash flow	speeds
			Discount rates	9.66% - 12.67%	(2)

(1)
Excludes $1.6 million of impaired loans with balances of $250,000 or less.

(2)
Not readily available.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 11—FAIR VALUE MEASUREMENTS (Continued)

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

        The following tables present a summary of the carrying values and estimated fair values of certain financial instruments as of the dates indicated:

	June 30, 2013
		Estimated Fair Value
	Carrying or Contract Amount
		Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$106,237	$106,237	$106,237	$—	$—
Interest-earning deposits in financial institutions	112,590	112,590	112,590	—	—
Securities available-for-sale	1,473,578	1,473,578	516	1,432,145	40,917
Investment in FHLB stock	39,129	39,129	—	39,129	—
Loans and leases, net	4,329,043	4,355,996	—	5,933	4,350,063
SBA loan servicing asset	903	903	—	—	903
Financial Liabilities:
Deposits:
Demand, money market, interest checking, and savings deposits	4,700,887	4,700,887	—	4,700,887	—
Time deposits	822,113	824,353	—	824,353	—
Borrowings	9,696	9,697	—	9,697	—
Subordinated debentures	132,358	132,223	—	132,223	—

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 11—FAIR VALUE MEASUREMENTS (Continued)

	December 31, 2012
		Estimated Fair Value
	Carrying or Contract Amount
		Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$89,011	$89,011	$89,011	$—	$—
Interest-earning deposits in financial institutions	75,393	75,393	75,393	—	—
Securities available-for-sale	1,355,385	1,355,385	8,985	1,301,716	44,684
Investment in FHLB stock	37,126	37,126	—	37,126	—
Loans and leases, net	3,498,329	3,551,674	—	4,975	3,546,699
SBA loan servicing asset	1,000	1,000	—	—	1,000
Financial Liabilities:
Deposits:
Demand, money market, interest checking, and savings deposits	3,888,794	3,888,794	—	3,888,794	—
Time deposits	820,327	823,912	—	823,912	—
Borrowings	12,591	12,611	—	12,611	—
Subordinated debentures	108,250	108,186	—	108,186	—

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 11—FAIR VALUE MEASUREMENTS (Continued)

        Our covered private label CMOs are categorized as Level 3 due in part to the inactive market for such securities. There is a wide range of prices quoted for private label CMOs among independent third party pricing services and this range reflects the significant judgment being exercised over the assumptions and variables that determine the pricing of such securities. We consider this subjectivity to be a significant unobservable input and have concluded that the covered private label CMOs should be categorized as a Level 3 measured asset. Our fair value estimate was based on prices provided to us by a nationally recognized pricing service which we also use to determine the fair value of the majority of our securities portfolio. We determined the reasonableness of the fair values by reviewing assumptions at the individual security level about prepayment, default expectations, estimated severity loss factors, and discount rates, all of which are not directly observable in the market. Significant changes in default expectations, severity loss factors, or discount rates, which occur all together or in isolation, would result in different fair value measurements.

        FHLB stock.    Investments in FHLB stock are recorded at cost and measured for impairment quarterly. Ownership of FHLB stock is restricted to member banks and the securities do not have a readily determinable market value. Purchases and sales of these securities are at par value with the issuer. The fair value of investments in FHLB stock is equal to the carrying amount.

        Non-PCI loans and leases.    As Non-PCI loans and leases are not measured at fair value, the following discussion relates to estimating the fair value disclosures under ASC Topic 825. Fair values are estimated for portfolios of loans and leases with similar financial characteristics. Loans are segregated by type and further segmented into fixed and adjustable rate interest terms and by credit risk categories. The fair value estimates do not take into consideration the value of the loan portfolio in the event the loans are sold outside the parameters of normal operating activities. The fair value of performing fixed-rate loans is estimated by discounting scheduled cash flows through the estimated maturity using estimated market prepayment speeds. The fair value of equipment leases is estimated by discounting scheduled lease and expected lease residual cash flows over their remaining term. The estimated market discount rates used for performing fixed-rate loans and equipment leases are the Company's current offering rates for comparable instruments with similar terms. The fair value of performing adjustable-rate loans is estimated by discounting scheduled cash flows through the next repricing date. As these loans reprice frequently at market rates and the credit risk is not considered to be greater than normal, the market value is typically close to the carrying amount of these loans. These methods and assumptions are not based on the exit price concept of fair value.

        Impaired loans (excluding PCI loans).    Nonaccrual loans and performing restructured loans are considered impaired for reporting purposes and are measured and recorded at fair value on a non-recurring basis. Non-PCI nonaccrual loans with an unpaid principal balance over $250,000 and all performing restructured loans are reviewed individually for the amount of impairment, if any. Non-PCI nonaccrual loans with an unpaid principal balance of $250,000 or less are evaluated for impairment collectively.

        To the extent a loan is collateral dependent, we measure such impaired loan based on the estimated fair value of the underlying collateral. The fair value of each loan's collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 11—FAIR VALUE MEASUREMENTS (Continued)

measurement that is categorized as a Level 2 measurement. The Level 2 measurement is based on appraisals obtained within the last 12 months and for which a charge-off was recognized or a change in the specific valuation allowance was made during the six months ended June 30, 2013.

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

        The Non-PCI impaired loan balances shown above represent those nonaccrual and restructured loans for which impairment was recognized during the six months ended June 30, 2013. The amounts shown as net losses include the impairment recognized during the six months ended June 30, 2013, for the loan balances shown. Of the $51.7 million of nonaccrual loans at June 30, 2013, $4.7 million were written down to their collateral fair values through charge-offs during the quarter.

        Other real estate owned.    The fair value of foreclosed real estate, both non-covered and covered, is generally based on estimated market prices from independently prepared current appraisals or negotiated sales prices with potential buyers, less estimated costs to sell; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement on a nonrecurring basis. As a matter of policy, appraisals are required annually and may be updated more frequently as circumstances require in the opinion of management. The Level 2 measurement for OREO is based on appraisals obtained within the last 12 months and for which a write-down was recognized during the six months ended June 30, 2013.

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

(Unaudited)

NOTE 11—FAIR VALUE MEASUREMENTS (Continued)

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

        Commitments to extend credit.    The majority of our commitments to extend credit carry current market interest rates if converted to loans. Because these commitments are generally unassignable by either the borrower or us, they only have value to the borrower and us. The estimated fair value approximates the recorded deferred fee amounts and is excluded from the table above because it is not material.

  Limitations

        Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of June 30, 2013, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 12—EARNINGS PER SHARE

        The following is a summary of the calculation of basic and diluted net earnings per share for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2013	March 31, 2013	June 30, 2012
				2013	2012
	(In thousands, except per share data)
Basic Earnings Per Share:
Net earnings from continuing operations	$4,396	$13,494	$15,557	$17,890	$20,821
Less: earnings allocated to unvested restricted stock(1)	(212)	(326)	(538)	(351)	(602)

Net earnings from continuing operations allocated to common shares	4,184	13,168	15,019	17,539	20,219
Net earnings from discontinued operations	(47)	—	—	(47)	—

Net earnings allocated to common shares	$4,137	$13,168	$15,019	$17,492	$20,219

Weighted-average basic shares and unvested restricted stock outstanding	40,338.3	37,391.1	37,359.2	38,872.8	37,321.6
Less: weighted-average unvested restricted stock outstanding	(1,596.7)	(1,594.1)	(1,669.2)	(1,595.4)	(1,661.6)

Weighted-average basic shares outstanding	38,741.6	35,797.0	35,690.0	37,277.4	35,660.0

Basic earnings per share:
Net earnings from continuing operations	$0.11	$0.37	$0.42	$0.47	$0.57
Net earnings from discontinued operations	—	—	—	—	—

Net earnings	$0.11	$0.37	$0.42	$0.47	$0.57

Diluted Earnings Per Share:
Net earnings from continuing operations allocated to common shares	$4,184	$13,168	$15,019	$17,539	$20,219
Net earnings from discontinued operations	(47)	—	—	(47)	—

Net earnings allocated to common shares	$4,137	$13,168	$15,019	$17,492	$20,219

Weighted-average basic shares outstanding	38,741.6	35,797.0	35,690.0	37,277.4	35,660.0

Diluted earnings per share:
Net earnings from continuing operations	$0.11	$0.37	$0.42	$0.47	$0.57
Net earnings from discontinued operations	—	—	—	—	—

Net earnings	$0.11	$0.37	$0.42	$0.47	$0.57

(1)
Represents cash dividends paid to holders of unvested restricted stock, net of estimated forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 13—STOCK COMPENSATION PLANS

        The Company's 2003 Stock Incentive Plan, or the 2003 Plan, permits stock based compensation awards to officers, directors, key employees and consultants. As of June 30, 2013, the 2003 Plan authorized grants of stock-based compensation instruments to purchase or issue up to 6,500,000 shares of authorized but unissued Company common stock, subject to adjustments provided by the 2003 Plan. As of June 30, 2013, there were 1,445,715 shares available for grant under the 2003 Plan.

  Restricted Stock

        At June 30, 2013, there were outstanding 913,562 shares of unvested time-based restricted common stock and 875,000 shares of unvested performance-based restricted common stock. The awarded shares of time-based restricted common stock vest over a service period of three to four years from the date of the grant. The awarded shares of performance-based restricted common stock vest in full on the date the Compensation, Nominating and Governance, or CNG, Committee of the Board of Directors, as Administrator of the 2003 Plan, determines that the Company achieved certain financial goals established by the CNG Committee as set forth in the grant documents. Both time-based and performance-based restricted common stock vest immediately upon a change in control of the Company as defined in the 2003 Plan and upon death of the employee.

        Compensation expense related to time-based restricted stock awards is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. Restricted stock amortization totaled $2.0 million, $1.8 million and $1.3 million for the three months ended June 30, 2013, March 31, 2013, and June 30, 2012, respectively, and $3.8 million and $2.9 million for the six months ended June 30, 2013 and 2012, respectively. Such amounts are included in compensation expense on the accompanying condensed consolidated statements of earnings.

        We are currently not recognizing any compensation expense for 575,000 of the 875,000 shares of performance-based restricted stock as management has concluded that it is improbable that the respective financial targets related to these outstanding stock awards will be met. If and when the attainment of such financial targets is deemed probable in future periods, a catch-up adjustment will be recorded and amortization of such performance-based restricted stock will begin again. The total amount of unrecognized compensation expense related to performance-based restricted stock for which amortization is not being recognized totaled $19.0 million at June 30, 2013. The amount of unrecognized compensation expense related to all unvested restricted stock as of June 30, 2013 totals $43.5 million.

        As noted above, both time-based and performance-based restricted stock vests upon a change in control of the Company. The CapitalSource merger, expected to close in the first quarter of 2014, will trigger the change in control provisions within the 2003 Plan. The remaining unamortized expense for all the performance-based and time-based awards will be recognized at that time. See also Note 18, Subsequent Events.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 14—ACCUMULATED OTHER COMPREHENSIVE INCOME

        The following table provides information about reclassification adjustments from accumulated other comprehensive income ("AOCI") for the period indicated:

Six Months Ended June 30, 2013
AOCI Component:	Amount Reclassified from AOCI(1)	Affected Line Item in the Statement Where Net Income is Presented
(In thousands)
Unrealized gains (losses) on available- for-sale securities:
	$409	Gain on sale of securities
	(172)	Income tax expense

Total reclassification for the period	$237	Net of tax

(1)
Amounts in parentheses indicate debits to income.

NOTE 15—BUSINESS SEGMENTS

        The Company's reportable segments consist of "Banking," "Asset Financing," and "Other." At June 30, 2013, the Other segment consisted of the PacWest Bancorp holding company and other elimination and reconciliation entries.

        The Bank's Asset Financing segment includes the operations of the divisions and subsidiaries that provide asset-based commercial loans and equipment leases. The asset-based lending products are offered primarily through three business units: (1) First Community Financial ("FCF"), a division of the Bank, based in Phoenix, Arizona; (2) BFI Business Finance ("BFI"), a wholly-owned subsidiary of the Bank, based in San Jose, California; and (3) Celtic Capital Corporation ("Celtic"), a wholly-owned subsidiary of the Bank based in Santa Monica, California. The equipment leasing products are offered through Pacific Western Equipment Finance ("EQF"), a division of the Bank based in Midvale, Utah.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 15—BUSINESS SEGMENTS (Continued)

        The following tables present information regarding our business segments as of and for the periods indicated (the only segment income statements for which discontinued operations are applicable and reported are those for the three and six months ended June 30, 2013):

	June 30, 2013
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Loans and leases, net of unearned income	$3,947,322	$472,364	$—	$4,419,686
Allowance for loan and lease losses	(84,917)	(5,726)	—	(90,643)

Total loans and leases, net	$3,862,405	$466,638	$—	$4,329,043

Goodwill	$183,512	$25,678	$—	$209,190
Core deposit and customer relationship intangibles, net	17,958	2,232	—	20,190
Total assets	6,189,202	510,630	9,270	6,709,102
Total deposits(1)	5,557,871	—	(34,871)	5,523,000

(1)
The negative balance in the "Other" segment represents the elimination of holding company cash held in deposit accounts at the Bank.

	June 30, 2012
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Loans and leases, net of unearned income	$3,102,215	$382,488	$—	$3,484,703
Allowance for loan and lease losses	(100,759)	(2,765)	—	(103,524)

Total loans and leases, net	$3,001,456	$379,723	$—	$3,381,179

Goodwill	$39,141	$22,867	$—	$62,008
Core deposit and customer relationship intangibles, net	14,104	2,839	—	16,943
Total assets	4,876,271	428,899	16,452	5,321,622
Total deposits(1)	4,604,387	—	(13,058)	4,591,329

(1)
The negative balance in the "Other" segment represents the elimination of holding company cash held in deposit accounts at the Bank.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 15—BUSINESS SEGMENTS (Continued)

	Three Months Ended June 30, 2013
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$59,321	$12,310	$—	$71,631
Intersegment interest income (expense)	460	(460)	—	—
Other interest expense	(2,080)	(196)	(882)	(3,158)

Net interest income	57,701	11,654	(882)	68,473

Total (provision) negative provision for credit losses	2,607	(765)	—	1,842

Noninterest income	(415)	592	26	203

Intangible asset amortization	(1,127)	(157)	—	(1,284)
Other noninterest expense	(55,554)	(5,980)	(1,398)	(62,932)

Total noninterest expense	(56,681)	(6,137)	(1,398)	(64,216)

Earnings (loss) from continuing operations before income taxes	3,212	5,344	(2,254)	6,302
Income tax (expense) benefit	(612)	(2,237)	943	(1,906)

Net earnings (loss) from continuing operations	2,600	3,107	(1,311)	4,396

Loss from discontinued operations before income taxes	(81)	—	—	(81)
Income tax benefit	34	—	—	34

Net loss from discontinued operations	(47)	—	—	(47)

Net earnings (loss)	$2,553	$3,107	$(1,311)	$4,349

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 15—BUSINESS SEGMENTS (Continued)

	Three Months Ended March 31, 2013
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$56,907	$12,362	$—	$69,269
Intersegment interest income (expense)	471	(471)	—	—
Other interest expense	(2,650)	(143)	(783)	(3,576)

Net interest income	54,728	11,748	(783)	65,693

Total (provision) negative provision for credit losses	(2,336)	(801)	—	(3,137)

Noninterest income	2,273	544	23	2,840

Intangible asset amortization	(993)	(183)	—	(1,176)
Other noninterest expense	(35,538)	(6,053)	(1,416)	(43,007)

Total noninterest expense	(36,531)	(6,236)	(1,416)	(44,183)

Earnings (loss) before income taxes	18,134	5,255	(2,176)	21,213
Income tax (expense) benefit	(6,430)	(2,199)	910	(7,719)

Net earnings (loss)	$11,704	$3,056	$(1,266)	$13,494

	Three Months Ended June 30, 2012
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$62,045	$10,845	$—	$72,890
Intersegment interest income (expense)	630	(630)	—	—
Other interest expense	(3,404)	(225)	(848)	(4,477)

Net interest income	59,271	9,990	(848)	68,413

Total (provision) negative provision for credit losses	371	(100)	—	271

Noninterest income	4,133	713	25	4,871

Intangible asset amortization	(1,603)	(134)	—	(1,737)
Other noninterest expense	(38,088)	(6,444)	(1,316)	(45,848)

Total noninterest expense	(39,691)	(6,578)	(1,316)	(47,585)

Earnings (loss) before income taxes	24,084	4,025	(2,139)	25,970
Income tax (expense) benefit	(9,563)	(1,750)	900	(10,413)

Net earnings (loss)	$14,521	$2,275	$(1,239)	$15,557

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 15—BUSINESS SEGMENTS (Continued)

	Six Months Ended June 30, 2013
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$116,228	$24,672	$—	$140,900
Intersegment interest income (expense)	931	(931)	—	—
Other interest expense	(4,730)	(339)	(1,665)	(6,734)

Net interest income	112,429	23,402	(1,665)	134,166

Total (provision) negative provision for credit losses	271	(1,566)	—	(1,295)

Noninterest income	1,858	1,136	49	3,043

Intangible asset amortization	(2,120)	(340)	—	(2,460)
Other noninterest expense	(91,092)	(12,033)	(2,814)	(105,939)

Total noninterest expense	(93,212)	(12,373)	(2,814)	(108,399)

Earnings (loss) from continuing operations before income taxes	21,346	10,599	(4,430)	27,515
Income tax (expense) benefit	(7,042)	(4,436)	1,853	(9,625)

Net earnings (loss) from continuing operations	14,304	6,163	(2,577)	17,890

Loss from discontinued operations before income taxes	(81)	—	—	(81)
Income tax benefit	34	—	—	34

Net loss from discontinued operations	(47)	—	—	(47)

Net earnings (loss)	$14,257	$6,163	$(2,577)	$17,843

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 15—BUSINESS SEGMENTS (Continued)

	Six Months Ended June 30, 2012
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$127,528	$19,762	$—	$147,290
Intersegment interest income (expense)	1,153	(1,153)	—	—
Other interest expense	(8,715)	(443)	(2,039)	(11,197)

Net interest income	119,966	18,166	(2,039)	136,093

Total (provision) negative provision for credit losses	6,445	(100)	—	6,345

Noninterest income	6,191	1,879	63	8,133

Intangible asset amortization	(3,311)	(161)	—	(3,472)
Debt termination expense	(24,195)	—	1,597	(22,598)
Other noninterest expense	(76,440)	(11,256)	(2,714)	(90,410)

Total noninterest expense	(103,946)	(11,417)	(1,117)	(116,480)

Earnings (loss) before income taxes	28,656	8,528	(3,093)	34,091
Income tax (expense) benefit	(10,921)	(3,650)	1,301	(13,270)

Net earnings (loss)	$17,735	$4,878	$(1,792)	$20,821

NOTE 16—RELATED PARTY TRANSACTION

        In connection with the FCAL acquisition on May 31, 2013, the Bank paid an advisory fee of $1.3 million to Castle Creek Financial LLC ("Castle Creek Financial"). Such fee has been included in acquisition and integration costs for the three and six months ended June 30, 2013 on the condensed consolidated statements of earnings. Castle Creek Financial is an affiliate of Castle Creek Capital LLC, which is controlled by the Company's chairman.

NOTE 17—RECENTLY ISSUED ACCOUNTING STANDARDS

        In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." Under ASU 2013-11, an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for us on January 1, 2014 and is to be applied prospectively, although early adoption and retrospective adoption are permitted. The adoption of this standard is not expected to have any material effect on our financial statements.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 18—SUBSEQUENT EVENTS

  Dividend Approval

        On August 7, 2013, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.25 per common share payable on August 30, 2013, to stockholders of record at the close of business on August 19, 2013.

  PacWest and CapitalSource Merger Announcement

        On July 22, 2013, PacWest announced the signing of a definitive agreement and plan of merger (the "Agreement") whereby PacWest and CapitalSource will merge in a transaction valued at approximately $2.3 billion. The combined company will be called PacWest Bancorp and the combined subsidiary bank will be called Pacific Western Bank. The CapitalSource national lending operation will continue to do business under the name CapitalSource as a division of Pacific Western Bank.

        Under the terms of the Agreement, CapitalSource shareholders will receive $2.47 in cash and 0.2837 shares of PacWest common stock for each share of CapitalSource common stock. Based on the closing price of PacWest shares on August 1, 2013 of $36.17, the total value of the CapitalSource per share merger consideration is $12.73.

        As of June 30, 2013, on a pro forma consolidated basis, the combined company would have had approximately $15.4 billion in assets with 96 branches throughout California. The transaction, currently expected to close in the first quarter of 2014, is subject to customary conditions, including the approval of bank regulatory authorities and the stockholders of both companies.

  Other

        We have evaluated events that have occurred subsequent to June 30, 2013 and have concluded there are no subsequent events that would require recognition or disclosure in the accompanying condensed consolidated financial statements.

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

  •
  the Company's ability to complete future acquisitions, including the CapitalSource merger, and to successfully integrate such acquired entities or achieve expected benefits, synergies and/or operating efficiencies within expected time frames or at all;

  •
  the Company's ability to obtain regulatory approvals and meet other closing conditions to the CapitalSource merger, including approval by the Company and CapitalSource stockholders, on the expected terms and schedule;

  •
  delay in closing the CapitalSource merger;

  •
  difficulties and delays in integrating the Company and CapitalSource businesses or fully realizing cost savings and other benefits;

  •
  business disruption following the proposed CapitalSource merger;

  •
  changes in the Company's stock price before completion of the CapitalSource merger, including as a result of the financial performance of the Company or CapitalSource prior to closing;

  •
  the reaction to the CapitalSource merger of the companies' customers, employees and counterparties;

  •
  if the CapitalSource merger is completed, additional regulatory requirements associated with being a bank and bank holding company with assets in excess of $10 billion;

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

        Pacific Western competes actively for deposits, and emphasizes solicitation of noninterest-bearing deposits. In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin, as net interest income, on a year-to-date basis, accounted for 97.8% of our net revenues (net interest income plus noninterest income).

        Total assets increased $1.4 billion during the second quarter of 2013 to $6.7 billion due mainly to the acquisition of FCAL on May 31, 2013. At June 30, 2013 gross loans and leases totaled $4.4 billion, an increase of $949.9 million since March 31, 2013. The gross non-covered loan and lease portfolio totaled $3.8 billion, an increase of $880.9 million during the second quarter, including $903.1 million acquired in the FCAL acquisition. Excluding the FCAL acquisition, gross non-covered loans and leases decreased $22.2 million due to $192.4 million in payoffs and pay-downs offset by $170.2 million in originations. The covered loan portfolio totaled $581.4 million, an increase of $69.0 million during the second quarter due to $104 million acquired in the FCAL acquisition offset by a $35.0 million decrease due to repayments and resolution activities. Goodwill increased $129.5 million during the second quarter due to the FCAL acquisition. Securities available-for-sale increased $110.8 million to $1.5 billion due to purchases. Interest-earning deposits in financial institutions increased $71.6 million during the second quarter of 2013 to $112.6 million at June 30, 2013.

        Total liabilities increased $1.2 billion during the second quarter of 2013 due to the FCAL acquisition. Total deposits increased $969.8 million during the second quarter to $5.5 billion at June 30, 2013, including an increase in core deposits of $904.4 million. Excluding acquired FCAL balances, total deposits decreased $132.0 million due entirely to a decrease in time deposits. At June 30, 2013, core deposits totaled $4.7 billion, or 85% of total deposits, and noninterest-bearing demand deposits, which totaled $2.3 billion, were 41% of total deposits at that date.

  PacWest and CapitalSource Merger Announcement

        On July 22, 2013, PacWest announced the signing of a definitive agreement and plan of merger (the "Agreement") whereby PacWest and CapitalSource will merge in a transaction valued at approximately $2.3 billion. The combined company will be called PacWest Bancorp and the combined subsidiary bank will be called Pacific Western Bank. The CapitalSource national lending operation will continue to do business under the name CapitalSource as a division of Pacific Western Bank.

        Under the terms of the Agreement, CapitalSource shareholders will receive $2.47 in cash and 0.2837 shares of PacWest common stock for each share of CapitalSource common stock. Based on the closing price of PacWest shares on August 1, 2013 of $36.17, the total value of the CapitalSource per share merger consideration is $12.73.

        As of June 30, 2013, on a pro forma consolidated basis, the combined company would have had approximately $15.4 billion in assets with 96 branches throughout California. The combined institution would be the 6th largest publicly-owned bank headquartered in California, and the 8th largest commercial bank headquartered in California (out of more than 232 financial institutions in the state).

        The transaction, currently expected to close in the first quarter of 2014, is subject to customary conditions, including the approval of bank regulatory authorities and the stockholders of both companies.

  First California Financial Group Acquisition

        On May 31, 2013, PacWest Bancorp ("PacWest") completed the acquisition of First California Financial Group, Inc. ("FCAL"). As part of the acquisition, First California Bank ("FCB"), a wholly-owned subsidiary of FCAL, merged with and into Pacific Western. The acquisition, which was first announced on November 6, 2012, was concluded following receipt of shareholder approval from both institutions and all required regulatory approvals.

        In the FCAL acquisition, each share of FCAL common stock was converted into the right to receive 0.2966 of a share of PacWest common stock. The exchange ratio was calculated based on the volume-weighted average share price of PacWest common stock for the 20 consecutive trading days ending on the second full trading day prior to the receipt of the last of the regulatory approvals required under the merger agreement. PacWest issued an aggregate of approximately 8.4 million shares of PacWest common stock to FCAL stockholders (which included PacWest common shares issuable in exchange for FCAL's Series A Preferred Stock). In addition, approximately one million shares of FCAL common stock owned by PacWest were cancelled in the transaction. Based on the closing price of PacWest's common stock on May 31, 2013 of $28.83 per share, the aggregate consideration paid to FCAL common stockholders, plus the cost of the FCAL shares of common stock cancelled in the merger, was $246.3 million.

        The integration of FCB systems and the conversion of FCB's branches to PWB's operating platform was completed in June 2013. FCB had 15 branches, eight of which overlapped with existing PWB branches. Six of the FCB branches and two PWB branches were closed as part of the integration and consolidation plan. PWB added seven locations to its branch network.

        FCB was a full-service commercial bank headquartered in Westlake Village, California. FCB provided a full range of banking services, including revolving lines of credit, term loans, commercial real estate loans, construction loans, consumer loans and home equity loans to individuals, professionals, and small to mid-sized businesses. FCB operated throughout Southern California in the Los Angeles, Orange, Riverside, San Bernardino, San Diego, Ventura, and San Luis Obispo Counties. We made this acquisition to expand our presence in Southern California.

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

  The Magnitude of Credit Losses

        We stress credit quality in originating and monitoring the loans we make and measure our success by the levels of our nonperforming assets, net charge-offs, and allowance for credit losses. We maintain an allowance for credit losses on non-purchased credit impaired ("Non-PCI") loans and leases, which is the sum of our allowance for loan and lease losses and our reserve for unfunded loan commitments. Provisions for credit losses are charged to operations as and when needed for both on and off-balance sheet credit exposure. Loans and leases which are deemed uncollectible are charged off and deducted from the allowance for loan and lease losses. Recoveries on loans and leases previously charged off are added to the allowance for loan and lease losses. The provision for credit losses on the Non-PCI loan and lease portfolio was based on our allowance methodology and reflected historical and current net charge-offs, the levels and trends of nonaccrual and classified loans and leases, the migration of loans and leases into various risk classifications, and the level of outstanding loans and leases. A provision for credit losses on the purchased credit impaired ("PCI") loan portfolio may be recorded to reflect decreases in expected cash flows on PCI loans compared to those previously estimated.

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

        The consolidated base and adjusted efficiency ratios have been as follows:

Three Months Ended	Base Efficiency Ratio	Adjusted Efficiency Ratio
June 30, 2013	93.5%	62.4%
March 31, 2013	64.5%	61.7%
December 31, 2012	60.7%	55.7%
September 30, 2012	67.6%	56.5%
June 30, 2012	64.9%	59.7%

        We disclose the adjusted efficiency ratio as it shows the trend in recurring overhead-related noninterest expense relative to recurring net revenues. See "Results of Operations—Non-GAAP Measurements" for the calculations of the base and adjusted efficiency ratios.

  Adjusted Net Earnings

        Our reported net earnings for the second quarter of 2013 were $4.3 million. Another measure of earnings used as an indicator of earnings generating capability and ability to absorb credit losses is adjusted net earnings. We calculate adjusted net earnings by excluding credit loss provisions, OREO expenses, FDIC loss sharing income or expense, securities gains and losses, and acquisition and integration costs. On a pre-tax basis, before loss from discontinued operations, this amounted to $27.9 million. After applying our effective tax rate for the second quarter of 2013, our adjusted net earnings were $19.4 million.

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

Non-GAAP Measurements

        Certain discussion in this Form 10-Q contains non-GAAP financial disclosures for tangible common equity, return on average tangible equity, adjusted earnings from continuing operations before income taxes, and adjusted efficiency ratios. The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company's operational performance and to enhance investors' overall understanding of such financial performance. Given the use of tangible common equity amounts and ratios and return on average tangible equity is prevalent among banking regulators, investors and analysts, we disclose our tangible common equity ratio in addition to the equity-to-assets ratio and our return on average tangible equity in addition to return on average equity. Also, as analysts and investors view adjusted earnings from continuing operations before income taxes as an indicator of the Company's ability to both generate earnings and absorb credit losses, we disclose this amount in addition to pre-tax earnings. We disclose the adjusted efficiency ratio as it shows the trend in recurring overhead-related noninterest expense relative to recurring net revenues. The methodology of determining tangible common equity, return on average tangible equity, adjusted earnings from continuing operations before income taxes, and the adjusted efficiency ratio may differ among companies.

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

        The following tables present performance amounts and ratios in accordance with GAAP and a reconciliation of the non-GAAP financial measurements to the GAAP financial measurements:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2013	March 31, 2013	June 30, 2012
Adjusted Earnings From Continuing Operations Before Income Taxes				2013	2012
	(In thousands)
Earnings from continuing operations before income taxes	$6,302	$21,213	$25,970	$27,515	$34,091
Plus: Provision (negative provision) for credit losses	(1,842)	3,137	(271)	1,295	(6,345)
Non-covered OREO expense, net	80	313	130	393	1,951
Covered OREO (income) expense, net	(94)	(813)	2,130	(907)	2,952
Other-than-temporary impairment loss on covered security	—	—	1,115	—	1,115
Acquisition and integration costs	17,997	692	871	18,689	896
Debt termination expense	—	—	—	—	22,598
Less: FDIC loss sharing expense, net	(5,410)	(3,137)	(102)	(8,547)	(3,681)
Gain on sale of securities	—	409	—	409	—

Adjusted earnings from continuing operations before income taxes	$27,853	$27,270	$30,047	$55,123	$60,939

	Three Months Ended			Six Months Ended June 30,
	June 30, 2013	March 31, 2013	June 30, 2012
Adjusted Efficiency Ratio				2013	2012
	(Dollars in thousands)
Noninterest expense	$64,216	$44,183	$47,585	$108,399	$116,480
Less: Non-covered OREO expense, net	80	313	130	393	1,951
Covered OREO (income) expense, net	(94)	(813)	2,130	(907)	2,952
Acquisition and integration costs	17,997	692	871	18,689	896
Debt termination expense	—	—	—	—	22,598

Adjusted noninterest expense	$46,233	$43,991	$44,454	$90,224	$88,083

Net interest income	$68,473	$65,693	$68,413	$134,166	$136,093
Noninterest income	203	2,840	4,871	3,043	8,133

Net revenues	68,676	68,533	73,284	137,209	144,226
Less: FDIC loss sharing expense, net	(5,410)	(3,137)	(102)	(8,547)	(3,681)
Gain on sale of securities	—	409	—	409	—
Other-than-temporary impairment loss on covered security	—	—	(1,115)	—	(1,115)

Adjusted net revenues	$74,086	$71,261	$74,501	$145,347	$149,022

Base efficiency ratio(1)	93.5%	64.5%	64.9%	79.0%	80.8%
Adjusted efficiency ratio(2)	62.4%	61.7%	59.7%	62.1%	59.1%

(1)
Noninterest expense divided by net revenues.

(2)
Adjusted noninterest expense divided by adjusted net revenues.

Adjusted Allowance for Credit Losses to Loans and Leases (Excludes PCI Loans)	June 30, 2013
(Dollars in thousands)
Allowance for credit losses	$69,926
Less: Allowance related to acquired loans	1,824

Adjusted allowance for credit losses	$68,102

Gross loans and leases	$3,926,230
Less: Carrying value of Non-PCI loans and acquired leases	1,251,243

Adjusted loans and leases	$2,674,987

Allowance for credit losses to loans and leases(1)	1.78%
Adjusted allowance for credit losses to loans and leases(2)	2.55%

(1)
Allowance for credit losses divided by gross loans and leases.

(2)
Adjusted allowance for credit losses divided by adjusted loans and leases.

	Three Months Ended			Six Months Ended June 30,
	June 30, 2013	March 31, 2013	June 30, 2012
Return on Average Tangible Equity				2013	2012
	(Dollars in thousands)
PacWest Bancorp Consolidated:
Net earnings	$4,349	$13,494	$15,557	$17,843	$20,821

Average stockholders' equity	$666,425	$589,207	$557,180	$628,029	$554,983
Less: Average intangible assets	129,863	93,786	81,184	111,924	77,583

Average tangible common equity	$536,562	$495,421	$475,996	$516,105	$477,400

Annualized return on average equity(1)	2.62%	9.29%	11.23%	5.73%	7.54%
Annualized return on average tangible equity(2)	3.25%	11.05%	13.15%	6.97%	8.77%

(1)
Calculated as annualized net earnings divided by average stockholders' equity.

(2)
Calculated as annualized net earnings divided by average tangible common equity.

Tangible Common Equity	June 30, 2013	March 31, 2013	December 31, 2012
	(Dollars in thousands)
PacWest Bancorp Consolidated:
Stockholders' equity	$801,699	$589,796	$589,121
Less: Intangible assets	229,380	93,220	94,589

Tangible common equity	$572,319	$496,576	$494,532

Total assets	$6,709,102	$5,299,905	$5,463,658
Less: Intangible assets	229,380	93,220	94,589

Tangible assets	$6,479,722	$5,206,685	$5,369,069

Equity to assets ratio	11.95%	11.13%	10.78%
Tangible common equity ratio(1)	8.83%	9.54%	9.21%
Book value per share	$17.40	$15.91	$15.74
Tangible book value per share	$12.42	$13.40	$13.22
Shares outstanding	46,080,731	37,071,357	37,420,909
Pacific Western Bank:
Stockholders' equity	$890,477	$650,258	$649,656
Less: Intangible assets	229,380	93,220	94,589

Tangible common equity	$661,097	$557,038	$555,067

Total assets	$6,699,832	$5,278,470	$5,443,484
Less: Intangible assets	229,380	93,220	94,589

Tangible assets	$6,470,452	$5,185,250	$5,348,895

Equity to assets ratio	13.29%	12.32%	11.93%
Tangible common equity ratio(1)	10.22%	10.74%	10.38%

(1)
Calculated as tangible common equity divided by tangible assets.

Results of Operations

  Acquisitions Impact Earnings Performance

        The comparability of financial information is affected by our acquisitions. We completed the FCAL acquisition on May 31, 2013 ($1.6 billion in assets) and the following three acquisitions during 2012: EQF ($189.8 million in assets), which was acquired on January 3, 2012; Celtic ($67.1 million in assets), which was acquired on April 3, 2012; and APB ($283.8 million in assets), which was acquired on August 1, 2012. These acquisitions have been accounted for using the acquisition method of accounting and, accordingly, their operating results have been included in the consolidated financial statements from their respective acquisition dates.

  Earnings Performance

        Summarized financial information for the periods indicated are as follows:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2013	March 31, 2013	June 30, 2012
				2013	2012
	(Dollars in thousands, except per share data)
Earnings Summary:
Interest income	$71,631	$69,269	$72,890	$140,900	$147,290
Interest expense	(3,158)	(3,576)	(4,477)	(6,734)	(11,197)

Net interest income	68,473	65,693	68,413	134,166	136,093

Negative provision (provision) for credit losses	1,842	(3,137)	271	(1,295)	6,345

FDIC loss sharing expense, net	(5,410)	(3,137)	(102)	(8,547)	(3,681)
Gain on asset sales	279	634	403	913	1,393
Other-than-temporary impairment loss on covered security	—	—	(1,115)	—	(1,115)
Other noninterest income	5,334	5,343	5,685	10,677	11,536

Total noninterest income	203	2,840	4,871	3,043	8,133

Non-covered OREO expense, net	(80)	(313)	(130)	(393)	(1,951)
Covered OREO expense, net	94	813	(2,130)	907	(2,952)
Acquisition and integration costs	(17,997)	(692)	(871)	(18,689)	(896)
Debt termination expense	—	—	—	—	(22,598)
Other noninterest expense	(46,233)	(43,991)	(44,454)	(90,224)	(88,083)

Total noninterest expense	(64,216)	(44,183)	(47,585)	(108,399)	(116,480)

Earnings from continuing operations before income taxes	6,302	21,213	25,970	27,515	34,091
Income tax expense	(1,906)	(7,719)	(10,413)	(9,625)	(13,270)

Net earnings from continuing operations	4,396	13,494	15,557	17,890	20,821

Loss from discontinued operations before income taxes	(81)	—	—	(81)	—
Income tax benefit	34	—	—	34	—

Net loss from discontinued operations	(47)	—	—	(47)	—

Net earnings	$4,349	$13,494	$15,557	$17,843	$20,821

Profitability Measures:
Earnings per share:
Basic	$0.11	$0.37	$0.42	$0.47	$0.57
Diluted	$0.11	$0.37	$0.42	$0.47	$0.57
Annualized return on:
Average assets	0.30%	1.02%	1.16%	0.65%	0.77%
Average equity	2.62%	9.29%	11.23%	5.73%	7.54%
Average tangible equity(1)	3.25%	11.05%	13.15%	6.97%	8.77%
Net interest margin	5.22%	5.40%	5.60%	5.30%	5.50%
Base efficiency ratio	93.5%	64.5%	64.9%	79.0%	80.8%
Adjusted efficiency ratio(2)	62.4%	61.7%	59.7%	62.1%	59.1%

(1)
Calculation reduces average equity by average intangible assets.

(2)
Excludes FDIC loss sharing expense, securities gains and losses, OREO expense, acquisition and integration costs, and debt termination expense.

        The following table presents net credit costs for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2013	March 31, 2013	June 30, 2012
				2013	2012
	(In thousands)
Provision (negative provision) for credit losses on non-covered loans and leases	$—	$—	$—	$—	$(10,000)
Non-covered OREO expense, net	80	313	130	393	1,951

Total non-covered net credit costs	80	313	130	393	(8,049)

Provision (negative provision) for credit losses on covered loans	(1,842)	3,137	(271)	1,295	3,655
Covered OREO (income) expense, net	(94)	(813)	2,130	(907)	2,952

	(1,936)	2,324	1,859	388	6,607
Less: FDIC loss sharing expense, net	(5,410)	(3,137)	(102)	(8,547)	(3,681)

Total covered net credit costs	3,474	5,461	1,961	8,935	10,288

Total net credit costs	$3,554	$5,774	$2,091	$9,328	$2,239

  Second Quarter of 2013 Compared to First Quarter of 2013

        Net earnings were $4.3 million, or $0.11 per diluted share, for the second quarter of 2013 compared to net earnings for the first quarter of 2013 of $13.5 million, or $0.37 per diluted share. Net earnings from continuing operations were $4.4 million for the second quarter compared to $13.5 million for the first quarter. The operating results of Electronic Payment Services ("EPS"), a division acquired in the FCAL acquisition, have been reported as discontinued operations because we are exiting this business.

        The quarter-over-quarter decline in net earnings of $9.1 million was due mostly to: (a) the $17.3 million ($10.0 million after tax) increase in acquisition and integration costs, (b) the $882,000 ($512,000 after tax) increase in occupancy costs, (c) the $707,000 ($410,000 after tax) increase in compensation expense, and (d) the $409,000 ($237,000 after tax) decline in gain on sale of securities. These items were offset partially by: (a) the $2.2 million ($1.3 million after tax) increase in interest income on loans and (b) the $2.2 million ($1.3 million after tax) decrease in net credit costs (credit provisions, FDIC loss sharing expense, and OREO expense). The increases in acquisition and integration costs, occupancy costs, compensation expense, and interest income on loans were attributable to the FCAL acquisition on May 31, 2013.

  Second Quarter of 2013 Compared to Second Quarter of 2012

        Net earnings for the second quarter of 2013 were $4.3 million, or $0.11 per diluted share, compared to net earnings for the second quarter of 2012 of $15.6 million, or $0.42 per diluted share. The $11.2 million decrease in net earnings was due primarily to: (a) the $17.1 million ($9.9 million after tax) increase in acquisition and integration costs, (b) the $2.4 million ($1.4 million after tax) increase in compensation expense, and (c) the $1.5 million ($849,000 after tax) increase in net credit costs. These items were offset partially by the $1.1 million ($647,000) decrease in other-than-temporary impairment loss on a covered security.

  Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

        Net earnings from continuing operations for the six months ended June 30, 2013 were $17.9 million, a decrease of $2.9 million compared to the same period last year. The decline in profitability was due mainly to: (a) the $17.8 million ($10.3 million after tax) increase in acquisition and integration costs, (b) the $7.1 million ($4.1 million after tax) increase in net credit costs, (c) the $3.5 million ($2.0 million after tax) increase in compensation expense, and (d) the $1.9 million ($1.1 million after tax) decrease in net interest income. These items were offset by (a) the $22.6 million ($13.1 million after tax) decrease in debt termination expense and (b) the $1.1 million ($647,000 after tax) decrease in other-than-temporary impairment loss on a covered security.

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

        The following tables present, for the periods indicated, the distribution of average assets, liabilities and stockholders' equity, as well as interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities:

	Three Months Ended
	June 30, 2013			March 31, 2013			June 30, 2012
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans and leases, net of unearned income(1)	$3,765,715	$63,168	6.73%	$3,500,895	$61,010	7.07%	$3,499,056	$63,312	7.28%
Investment securities(2)	1,424,804	8,414	2.37%	1,365,210	8,216	2.44%	1,390,080	9,558	2.77%
Deposits in financial institutions	75,739	49	0.26%	69,056	43	0.25%	28,478	20	0.28%
Federal funds sold	—	—	—	—	—	—	10	—	—

Total interest-earning assets	5,266,258	$71,631	5.46%	4,935,161	$69,269	5.69%	4,917,624	$72,890	5.96%

Other assets	511,633			440,990			463,962

Total assets	$5,777,891			$5,376,151			$5,381,586

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest checking deposits	$557,438	$75	0.05%	$523,503	$62	0.05%	$514,969	$68	0.05%
Money market deposits	1,307,386	587	0.18%	1,207,332	484	0.16%	1,172,050	555	0.19%
Savings deposits	184,055	22	0.05%	155,687	12	0.03%	160,937	12	0.03%
Time deposits	756,008	1,393	0.74%	796,644	2,091	1.06%	889,705	2,701	1.22%

Total interest-bearing deposits	2,804,887	2,077	0.30%	2,683,166	2,649	0.40%	2,737,661	3,336	0.49%
Borrowings	20,554	199	3.88%	12,561	144	4.65%	113,233	293	1.04%
Subordinated debentures	116,998	882	3.02%	108,250	783	2.93%	108,250	848	3.15%

Total interest-bearing liabilities	2,942,439	$3,158	0.43%	2,803,977	$3,576	0.52%	2,959,144	$4,477	0.61%

Noninterest-bearing demand deposits	2,072,923			1,940,435			1,824,278
Other liabilities	96,104			42,532			40,984

Total liabilities	5,111,466			4,786,944			4,824,406
Stockholders' equity	666,425			589,207			557,180

Total liabilities and stockholders' equity	$5,777,891			$5,376,151			$5,381,586

Net interest income		$68,473			$65,693			$68,413

Net interest rate spread			5.03%			5.17%			5.35%
Net interest margin			5.22%			5.40%			5.60%
Total deposits	$4,877,810			$4,623,601			$4,561,939
All-in deposit cost(3)			0.17%			0.23%			0.29%

(1)
Includes nonaccrual loans and leases and loan fees.

(2)
The tax-equivalent yield on investment securities was 2.74%, 2.79%, and 3.03% for the three months ended June 30, 2013, March 31, 2013, and June 30, 2012, respectively.

(3)
All-in deposit cost is calculated as annualized interest expense on deposits divided by average total deposits.

	Six Months Ended June 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans and leases, net of unearned income(1)(2)	$3,634,037	$124,178	6.89%	$3,530,911	$128,064	7.29%
Investment securities(2)	1,395,172	16,630	2.40%	1,376,573	19,138	2.80%
Deposits in financial institutions	72,416	92	0.26%	66,017	88	0.27%
Federal funds sold	—	—	—	5	—	—

Total interest-earning assets	5,101,625	$140,900	5.57%	4,973,506	$147,290	5.96%

Other assets	476,506			467,571

Total assets	$5,578,131			$5,441,077

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest checking deposits	$540,564	$137	0.05%	$514,079	$133	0.05%
Money market deposits	1,257,635	1,070	0.17%	1,185,638	1,122	0.19%
Savings deposits	169,950	34	0.04%	160,947	25	0.03%
Time deposits	776,214	3,485	0.91%	916,103	5,660	1.24%

Total interest-bearing deposits	2,744,363	4,726	0.35%	2,776,767	6,940	0.50%
Borrowings	16,580	343	4.17%	176,506	2,218	2.53%
Subordinated debentures	112,648	1,665	2.98%	115,821	2,039	3.54%

Total interest-bearing liabilities	2,873,591	$6,734	0.47%	3,069,094	$11,197	0.73%

Noninterest-bearing demand deposits	2,007,045			1,771,641
Other liabilities	69,466			45,359

Total liabilities	4,950,102			4,886,094
Stockholders' equity	628,029			554,983

Total liabilities and stockholders' equity	$5,578,131			$5,441,077

Net interest income		$134,166			$136,093

Net interest rate spread			5.10%			5.23%
Net interest margin			5.30%			5.50%
Total deposits	$4,751,408			$4,548,408
All-in deposit cost(3)			0.20%			0.31%

(1)
Includes nonaccrual loans and loan fees.

(2)
The tax-equivalent yield on investment securities was 2.81% for June 30, 2013 and 3.06% for June 30, 2012.

(3)
All-in deposit cost is calculated as annualized interest expense on deposits divided by average total deposits.

        The net interest margin ("NIM") is impacted by several items that cause volatility from period to period. The effects of such items on the net interest margin are shown in the following table for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2013	March 31, 2013	June 30, 2012
Items Impacting NIM Volatility				2013	2012
	Increase (Decrease) in NIM
Accelerated accretion of acquisition discounts resulting from PCI loan payoffs	0.01%	0.04%	0.19%	0.03%	0.19%
Nonaccrual loan interest	0.01%	0.01%	(0.02)%	0.01%	(0.01)%
Unearned income on the early repayment of leases	0.01%	0.08%	0.01%	0.04%	—
Celtic loan portfolio premium amortization	(0.02)%	(0.01)%	(0.06)%	(0.02)%	(0.03)%

Total	0.01%	0.12%	0.12%	0.06%	0.15%

        The following table presents the loan yields and related average balances for our Non-PCI loans and leases, PCI loans, and total loan and lease portfolio for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2013	March 31, 2013	June 30, 2012
				2013	2012
	(Dollars in thousands)
Yields:
Non-PCI loans and leases	6.42%	6.71%	6.69%	6.56%	6.72%
PCI loans	8.87%	9.23%	9.78%	9.05%	9.68%
Total loans and leases	6.73%	7.07%	7.28%	6.89%	7.29%
Average Balances:
Non-PCI loans and leases	$3,293,625	$2,999,002	$2,860,328	$3,147,127	$2,868,194
PCI loans	472,090	501,893	638,728	486,910	662,717

Total loans and leases	$3,765,715	$3,500,895	$3,499,056	$3,634,037	$3,530,911

        The loan yield is impacted by the same items which cause volatility in the NIM. The following table presents the effects of these items on the total loan and lease yield for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2013	March 31, 2013	June 30, 2012
Items Impacting Loan and Lease Yield Volatility				2013	2012
	Increase (Decrease) in Loan Yield
Accelerated accretion of acquisition discounts resulting from PCI loan payoffs	0.02%	0.08%	0.25%	0.05%	0.26%
Nonaccrual loan interest	0.02%	0.01%	(0.02)%	0.01%	(0.01)%
Unearned income on the early repayment of leases	0.01%	0.10%	0.01%	0.06%	0.01%
Celtic loan portfolio premium amortization	(0.03)%	(0.02)%	(0.08)%	(0.03)%	(0.04)%

Total	0.02%	0.17%	0.16%	0.09%	0.22%

  Second Quarter of 2013 Compared to First Quarter of 2013

        Net interest income increased by $2.8 million to $68.5 million for the second quarter compared to $65.7 million for the first quarter due primarily to higher interest income on loans and leases. The $2.2 million increase in interest income on loans and leases was due mainly to the additional interest income on loans acquired in the FCAL acquisition, offset by lower accelerated accretion of acquisition discounts resulting from purchased credit impaired ("PCI") loan payoffs, lower income on the early repayment of leases and lower average loan balances excluding acquired loans. Interest expense declined by $418,000 due mostly to maturities of higher-cost time deposits.

        Our net interest margin ("NIM") for the second quarter was 5.22% compared to 5.40% for the first quarter. The decrease in the NIM was due mostly to a lower loan and lease yield resulting from the addition of the FCAL loan portfolio and continued downward repricing of our loan portfolio due to the ongoing lower interest rate environment.

        The yield on average loans and leases decreased 34 basis points to 6.73% for the second quarter from 7.07% for the first quarter. This was due mainly to the addition of the FCAL loan portfolio, lower loan and lease yields on new originations due to the ongoing low interest rate environment, lower accelerated accretion of acquisition discounts resulting from PCI loan payoffs, and lower income on the early repayment of leases. Accelerated accretion of acquisition discounts from PCI loan payoffs totaled approximately $177,000 for the second quarter and $677,000 for the first quarter, increasing the loan yields by 2 basis points and 8 basis points, respectively. Total income from early lease payoffs was $111,000 for the second quarter and $857,000 for the first quarter.

        The cost of total interest-bearing liabilities declined nine basis points to 0.43% for the second quarter from 0.52% for the first quarter. All-in deposit cost declined six basis points to 0.17% during the second quarter from 0.23% during the first quarter. Such declines are due mainly to the maturities of higher-cost time deposits.

  Second Quarter of 2013 Compared to Second Quarter of 2012

        Net interest income increased by $60,000 to $68.5 million for the second quarter of 2013 compared to $68.4 million for the second quarter of 2012. This change was due mainly to a $1.3 million decrease in interest expense on deposits, offset partially by a $1.1 million decline in interest income on investment securities and a $144,000 decrease in interest on loans and leases. Interest income on investment securities declined due mostly to lower interest income on our government agency and government-sponsored enterprise ("GSE") pass through securities portfolio ($2.8 million in interest income), offset by higher interest on our municipal securities portfolio attributable to purchases ($1.6 million in interest income). The lower interest on our pass through securities was due to: (a) a lower average balance, (b) accelerated premium amortization due to increased prepayment speeds, and (c) the lower yields on such securities purchased during the last six months of 2012 and first six months of 2013 attributable to the generally lower interest rate environment. Interest income on loans and leases decreased due to a lower portfolio yield ($4.8 million in interest), offset partially by a higher average portfolio balance ($4.6 million in interest). The yield on loans and leases decreased 55 basis points to 6.73% for the three months ended June 30, 2013 compared to 7.28% for the three months ended June 30, 2012. The average balance of loans and leases increased $266.7 million to $3.8 billion in the second quarter of 2013 compared to the same period last year. The decline in interest expense on deposits for the second quarter of 2013 compared to the same period last year was due mainly to the lower rate and average balance of time deposits.

        The NIM declined 38 basis points to 5.22% for the second quarter of 2013 compared to 5.60% for the same quarter last year due mostly to the lower loan and lease yield, offset by lower funding costs. The 55 basis point decrease in the loan and lease yield was driven by the ongoing lower interest rate environment as loans have been originated and acquired at these lower market rates combined with a lower level of accelerated accretion of acquisition discounts from PCI loan payoffs. Accelerated accretion of acquisition discounts from PCI loan payoffs totaled approximately $177,000 for the second quarter of 2013 and $2.2 million for the second quarter of 2012, increasing the loan yields by 8 basis points and 25 basis points, respectively. All-in deposit cost declined 12 basis points to 0.17% for the second quarter of 2013 compared to the same period last year. The cost of interest-bearing deposits declined 19 basis points to 0.30% due to a lower rate on time deposits and a shift in the deposit mix to lower cost interest-bearing checking, money market, and savings deposits from higher cost time deposits attributable to the decline in average time deposits. The cost of total interest-bearing liabilities declined 18 basis points to 0.43% due mainly to the reduction in the cost of interest-bearing deposits.

  Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

        Net interest income decreased by $1.9 million to $134.2 million during the six months ended June 30, 2013, representing a $6.4 million decrease in interest income and a $4.5 million decrease in interest expense. Interest income on loans and leases decreased $3.9 million due to lower loan yields offset by increased average loan and lease balances. Interest income on investments securities decreased $2.5 million due to lower market yields. Interest expense on deposits decreased $2.2 million due to lower rates on all interest-bearing deposits and lower average time deposits. Interest expense on borrowings declined $1.9 million due to lower average borrowings; we repaid fixed-rate term FHLB advances at the end of the first quarter of 2012 and replaced a portion of those advances with lower cost overnight FHLB advances that were repaid during the third quarter of 2012. Interest expense on subordinated debentures decreased $374,000 due to the March 2012 redemption of $18.6 million in fixed-rate trust preferred securities.

        The NIM for the six months ended June 30, 2013 was 5.30%, a decrease of 20 basis points from 5.50% for the same period last year. The decrease was due to a lower yield on loans and leases and securities, offset in part by lower funding costs.

        The yield on average loans and leases decreased 40 basis points to 6.89% for the six months ended June 30, 2013 compared to 7.29% for the same period last year, due mainly to lower accelerated accretion of acquisition discounts from PCI loan payoffs and lower yields on new loan and lease originations. Accelerated accretion of acquisition discounts from PCI loan payoffs totaled approximately $854,000 for the first six months of 2013 and $4.7 million for the same period last year, increasing the loan yields by 5 basis points and 26 basis points, respectively.

        All-in deposit cost declined 11 basis points to 0.20% for the first six months of 2013 compared to last year. The cost of interest-bearing deposits declined 15 basis points to 0.35% due to lower rates on time deposits and a shift in the deposit mix to lower cost interest-bearing checking, money market and savings deposits from higher cost time deposits. The cost of total interest-bearing liabilities declined 26 basis points to 0.47% due to the reduction in the cost of time deposits and the first quarter of 2012 repayment of $225.0 million in fixed-rate term FHLB advances and the redemption of $18.6 million in fixed-rate trust preferred securities.

  Provision for Credit Losses

        The following table sets forth the details of the provision for credit losses and allowance for credit losses data for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2013	March 31, 2013	June 30, 2012
				2013	2012
	(Dollars in thousands)
Provision For Credit Losses:
Addition to (reduction in) allowance for Non-PCI loans and leases	$—	$(460)	$1,000	$(460)	$(7,500)
Addition to (reduction in) reserve for unfunded loan commitments	—	460	(1,000)	460	(2,500)

Total provision (negative provision) for Non-PCI loans and leases	—	—	—	—	(10,000)
Provision (negative provision) for PCI loans	(1,842)	3,137	(271)	1,295	3,655

Total provision (negative provision) for credit losses	$(1,842)	$3,137	$(271)	$1,295	$(6,345)

Non-PCI Allowance for Credit Losses Data:
Net charge-offs on Non-PCI loans and leases	$1,970	$223	$3,706	$2,193	$5,752
Annualized net charge-offs to average Non-PCI loans and leases	0.24%	0.03%	0.52%	0.14%	0.40%
At Period End:
Allowance for loan and lease losses	$63,246	$65,216	$72,061
Allowance for credit losses	69,926	71,896	78,031
Non-PCI nonaccrual loans and leases	51,689	43,127	55,894
Non-PCI classified loans and leases	128,181	107,178	144,075
Allowance for credit losses to Non-PCI loans and leases	1.78%	2.41%	2.71%
Allowance for credit losses to Non-PCI nonaccrual loans and leases	135.3%	166.7%	139.6%

        Provisions for credit losses are charged to earnings as and when needed for both on and off-balance sheet credit exposures. We have a provision for credit losses on our Non-PCI loans and leases and a provision for credit losses on our PCI loans. The provision for credit losses on our Non-PCI loans and leases is based on our allowance methodology and is an expense, or contra-expense, that, in our judgment, is required to maintain the adequacy of the allowance for loan and lease losses and the reserve for unfunded loan commitments. Our allowance methodology reflects net charge-offs, the levels and trends of nonaccrual and classified loans and leases, the migration of loans and leases into various risk classifications, and the level of outstanding loans and leases. The provision for credit losses on our PCI loans results from decreases or increases in expected cash flows on PCI loans compared to those previously estimated.

        We recorded a negative provision for credit losses of $1.8 million for the second quarter of 2013 compared to a positive provision for credit losses of $3.1 million for the first quarter of 2013 and a negative provision of $271,000 for the second quarter of 2012.

        The provision related to Non-PCI loans and leases was zero for the second quarter of 2013, the first quarter of 2013 and the second quarter of 2012. Net charge-offs on Non-PCI loans and leases were $2.0 million for the second quarter of 2013, $223,000 in the first quarter of 2013, and $3.7 million for the second quarter of 2012. Nonaccrual loans and leases totaled $51.7 million, $43.1 million, and

$55.9 million at June 30, 2013, March 31, 2013, and June 30, 2012, respectively. Classified loans and leases were $128.2 million, $107.2 million, and $144.1 million at June 30, 2013, March 31, 2013, and June 30, 2012, respectively.

        The allowance for credit losses on Non-PCI loans and leases was $69.9 million as of June 30, 2013 and represented 1.78% of Non-PCI loans and leases at that date. This compares to an allowance for credit losses on Non-PCI loans and leases of $71.9 million, or 2.41% of Non-PCI loans and leases, as of March 31, 2013, and an allowance for credit losses on Non-PCI loans of $78.0 million, or 2.71% of Non-PCI loans, as of June 30, 2012. The decrease in the allowance coverage ratio is due to the level of Non-PCI loans and acquired leases which were initially recorded at their estimated fair values.

        Our Non-PCI loans and leases at June 30, 2013, include $1.2 billion in loans and leases acquired in acquisitions. These acquired loans and leases were initially recorded at their estimated fair values and such initial fair values included an estimate of credit losses. The allowance calculation for Non-PCI loans and leases takes into consideration those loans and leases whose credit quality has deteriorated since their acquisition dates. At June 30, 2013, $1.8 million of our allowance for credit losses applies to these acquired loans and leases. When these acquired loans and leases are excluded from the total of Non-PCI loans and leases and their related allowance of $1.8 million is excluded from the allowance for credit losses, the adjusted coverage ratio of our allowance for credit losses for Non-PCI loans and leases increases to 2.55% at June 30, 2013; the comparable ratio at March 31, 2013 was 2.63%.

        During the second quarter of 2013, we recorded a $1.8 million negative provision for credit losses on the PCI portfolio due to increases in the expected cash flows on the underlying loans. During the first quarter of 2013, we made a $3.1 million positive provision for credit losses on the PCI loan portfolio due largely to updated appraisals on two collateral-dependent covered loan relationships. During the second quarter of 2012, we recorded a $271,000 negative provision for credit losses on PCI loans due to an increase in expected cash flows on PCI loans from previous estimates. The majority of the PCI loan portfolio is comprised of covered loans whereby the FDIC absorbs 80% of the losses on covered loans under the terms of our loss sharing agreements.

        We made a positive provision for credit losses totaling $1.3 million during the first six months of 2013 compared to a negative provision of $6.3 million for the same period last year. We recorded a zero provision for Non-PCI loans for the six months ended June 30, 2013 compared to a negative provision for Non-PCI loans of $10.0 million for the six months ended June 30, 2012. Net charge-offs on Non-PCI loans were $2.2 million and $5.8 million for the six months ended June 30, 2013 and 2012, respectively. The provision for PCI loans was $1.3 million for the first six months of 2013 compared to $3.7 million for the same period last year.

        Increased provisions for credit losses may be required in the future based on loan and unfunded commitment growth, the effect that changes in economic conditions, such as inflation, unemployment, market interest rate levels, and real estate values, may have on the ability of our borrowers to repay their loans, and other negative conditions specific to our borrowers' businesses. See further discussion in "Balance Sheet Analysis—Allowance for Credit Losses on Non-PCI Loans" and "Balance Sheet Analysis—Allowance for Credit Losses on PCI Loans" contained herein.

  Noninterest Income

        The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2013	March 31, 2013	June 30, 2012
				2013	2012
	(In thousands)
Noninterest Income:
Service charges on deposit accounts	$2,767	$2,863	$3,328	$5,630	$6,681
Other commissions and fees	2,154	1,933	2,095	4,087	3,978
Gain on sale of leases	279	225	403	504	1,393
Gain on sale of securities	—	409	—	409	—
Other-than-temporary impairment loss on covered security	—	—	(1,115)	—	(1,115)
Increase in cash surrender value of life insurance	221	433	295	654	660
FDIC loss sharing income (expense), net	(5,410)	(3,137)	(102)	(8,547)	(3,681)
Other income	192	114	(33)	306	217

Total noninterest income	$203	$2,840	$4,871	$3,043	$8,133

        The following table presents the details of FDIC loss sharing income (expense), net for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2013	March 31, 2013	June 30, 2012
				2013	2012
	(In thousands)
FDIC Loss Sharing Income, Net:
Gain on FDIC loss sharing asset(1)	$494	$4,057	$575	$4,551	$(292)
FDIC loss sharing asset amortization, net	(5,756)	(5,991)	(1,917)	(11,747)	(4,430)
Loan recoveries shared with FDIC(2)	—	(591)	(1,246)	(591)	(2,085)
Net reimbursement (to) from FDIC for covered OREO activity(3)	(149)	(614)	1,589	(763)	2,223
Other-than-temporary impairment losses on covered security	—	—	892	—	892
Other	1	2	5	3	11

Total FDIC loss sharing income (expense), net	$(5,410)	$(3,137)	$(102)	$(8,547)	$(3,681)

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

  Second Quarter of 2013 Compared to First Quarter of 2013

        Noninterest income decreased by $2.6 million to $203,000 for the second quarter compared to $2.8 million for the first quarter. The change was due to higher net FDIC loss sharing expense and lower gains on sales of securities. The second quarter included net FDIC loss sharing expense of $5.4 million compared to the first quarter net FDIC loss sharing expense of $3.1 million; the $2.3 million increase was due mostly to the lower provision for credit losses on covered loans offset by lower covered loan recoveries and lower gain on sales of OREO. The amortization of the FDIC loss sharing asset decreased $235,000 to $5.8 million from $6.0 million. Gain on sale of securities decreased by $409,000, as there were no sales of securities in the second quarter. During the first quarter, we sold $12.4 million in corporate debt securities at a $409,000 gain in order to reduce overall portfolio price volatility and extension risk.

  Second Quarter of 2013 Compared to Second Quarter of 2012

        Noninterest income decreased by $4.7 million to $203,000 for the second quarter of 2013 compared to $4.9 million for the second quarter of 2012. The change was due to higher net FDIC loss sharing expense of $5.3 million and lower service charges on deposit accounts of $561,000, offset by lower other-than-temporary impairment ("OTTI") loss on one covered security of $1.1 million. The reduction in service charges on deposit accounts was attributable primarily to lower analysis charges and NSF fees. The second quarter of 2013 included net FDIC loss sharing expense of $5.4 million compared to second quarter of 2012 net FDIC loss sharing expense of $102,000; such change was due mostly to higher net amortization of the FDIC loss sharing asset, lower net covered OREO costs, and lower OTTI loss on covered security, offset partially by lower loan recoveries shared with the FDIC. We recorded an OTTI loss on one covered security of $1.1 million during the second quarter of 2012 which was not repeated in 2013.

  Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

        Noninterest income declined by $5.1 million to $3.0 million during the six months ended June 30, 2013 compared to $8.1 million for the same period last year. The change was due mainly to an increase in net FDIC loss sharing expense of $4.9 million, a $1.1 million decline in service charges on deposit accounts and lower gains on sales of leases and securities of $480,000. These decreases were offset in part by a decline in OTTI charges of $1.1 million. FDIC loss sharing income, net, decreased due mainly to lower provisions for credit losses on covered loans and higher amortization of the FDIC loss sharing asset, offset by higher net covered OREO costs.

  Noninterest Expense

        The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2013	March 31, 2013	June 30, 2012
				2013	2012
	(Dollars in thousands)
Noninterest Expense:
Compensation	$26,057	$25,350	$23,699	$51,407	$47,886
Occupancy	7,480	6,598	7,088	14,078	14,376
Data processing	2,455	2,233	2,258	4,688	4,538
Other professional services	2,240	2,097	2,378	4,337	4,148
Business development	798	736	581	1,534	1,219
Communications	622	613	626	1,235	1,234
Insurance and assessments	1,267	1,261	1,323	2,528	2,616
Non-covered other real estate owned, net	80	313	130	393	1,951
Covered other real estate owned, net	(94)	(813)	2,130	(907)	2,952
Intangible asset amortization	1,284	1,176	1,737	2,460	3,472
Acquisition and integration	17,997	692	871	18,689	896
Debt termination	—	—	—	—	22,598
Other expense	4,030	3,927	4,764	7,957	8,594

Total noninterest expense	$64,216	$44,183	$47,585	$108,399	$116,480

        The following tables present the components of OREO expense, net for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2013	March 31, 2013	June 30, 2012
				2013	2012
	(In thousands)
Non-Covered OREO Expense:
Provision for losses	$—	$92	$101	$92	$853
Maintenance costs	293	270	357	563	1,384
Gain on sale	(213)	(49)	(328)	(262)	(286)

Total non-covered OREO expense, net	$80	$313	$130	$393	$1,951

Covered OREO Expense:
Provision for losses	$292	$1,093	$2,704	$1,385	$4,933
Maintenance costs	93	(45)	143	48	212
Gain on sale	(479)	(1,861)	(717)	(2,340)	(2,193)

Total covered OREO expense, net	$(94)	$(813)	$2,130	$(907)	$2,952

  Second Quarter of 2013 Compared to First Quarter of 2013

        Noninterest expense increased by $20.0 million to $64.2 million during the second quarter compared to $44.2 million during the first quarter. This was due mostly to the $17.3 million increase in acquisition and integration costs. All overhead categories increased due to including the FCAL operations since the May 31, 2013 acquisition date. Total OREO expense increased $486,000 due mainly to lower gains on sales of OREO. Excluding acquisition and integration costs and OREO expenses, noninterest expense increased $2.2 million due almost entirely to the addition of the FCAL operations.

        Noninterest expense includes: (a) amortization of time-based restricted stock, which is included in compensation, and (b) intangible asset amortization. Amortization of restricted stock totaled

$2.0 million for the second quarter of 2013, $1.8 million for the first quarter of 2013, and $1.3 million for the second quarter of 2012. Intangible asset amortization totaled $1.3 million for the second quarter of 2013, $1.2 million for the first quarter of 2013, and $1.7 million for the second quarter of 2012.

  Second Quarter of 2013 Compared to Second Quarter of 2012

        Noninterest expense increased by $16.6 million to $64.2 million for the second quarter of 2013 compared to $47.6 million for the same period last year. This change was due mainly to the $17.1 million increase in acquisition and integration costs and $2.4 million increase in compensation expense, offset partially by a $2.2 million decline in covered OREO expense and $734,000 decrease in other expense. The increase in compensation expense was attributable mainly to the addition of the acquired FCAL operations and higher amortization of restricted stock. The decline in covered OREO expense was due mostly to lower write-downs of $2.4 million. The decrease in other expense was attributable primarily to a lawsuit settlement charge of $595,000 incurred in the second quarter of 2012; there was no similar expense in the second quarter of 2013.

  Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

        Noninterest expense decreased by $8.1 million to $108.4 million during the six months ended June 30, 2013 compared to $116.5 million for the same period last year. This decrease was due mostly to the combination of: (a) lower debt termination expense of $22.6 million as a result of the early repayments of FHLB advances and trust preferred securities in 2012 and no such debt termination expense in the current year; (b) lower OREO expense of $5.4 million, and (c) higher acquisition and integration costs of $17.8 million recognized in 2013 compared to 2012. Covered OREO expense decreased by $3.8 million due mostly to lower write-downs of $3.5 million. Non-covered OREO expense decreased $1.6 million due to lower write-downs of $761,000 and lower carrying costs of $821,000. Excluding debt termination, acquisition and integration costs, and OREO costs, the remaining noninterest expense increased $2.1 million in 2013 compared to 2012, due mostly to higher compensation costs and lower intangible asset amortization expense. Compensation costs increased $3.5 million due an increase in the number of employees as a result of our acquisition activity. Intangible asset amortization declined $1.0 million due to certain intangibles being fully amortized.

        Amortization of restricted stock totaled $3.8 million and $2.9 million for the six months ended June 30, 2013 and 2012, respectively. Intangible asset amortization totaled $2.5 million for the first six months of 2013 compared to $3.5 million for the same period last year.

  Income Taxes

        The effective tax rate for the second quarter of 2013 was 30.1% compared to 36.4% for the first quarter of 2013 and 40.1% in the second quarter of 2012. The effective tax rates for the six months ended June 30, 2013 and 2012 were 35.0% and 38.9%, respectively. The difference in the effective tax rates between periods relates mainly to the level of tax credits and tax deductions and the amount of tax exempt income recorded in each of the periods. The Company operates primarily in the Federal and California jurisdictions and the blended statutory tax rate for Federal and California is 42%.

Business Segments

        The Company's reportable segments consist of "Banking," "Asset Financing," and "Other." At June 30, 2013, the Other segment consisted of the PacWest Bancorp holding company and other elimination and reconciliation entries.

        The Bank's Asset Financing segment includes the operations of the divisions and subsidiaries that provide asset-based commercial loans and equipment leases. The asset-based lending products are offered primarily through three business units: (1) First Community Financial ("FCF"), a division of the Bank, based in Phoenix, Arizona; (2) BFI Business Finance ("BFI"), a wholly-owned subsidiary of the Bank, based in San Jose, California; and (3) Celtic Capital Corporation ("Celtic"), a wholly-owned subsidiary of the Bank based in Santa Monica, California. The equipment leasing products are offered through Pacific Western Equipment Finance ("EQF"), a division of the Bank based in Midvale, Utah.

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

        The following tables present information regarding our business segments as of and for the periods indicated (the only segment income statements for which discontinued operations are applicable and reported are those for the three and six months ended June 30, 2013):

	June 30, 2013
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Loans and leases, net of unearned income	$3,947,322	$472,364	$—	$4,419,686
Allowance for loan and lease losses	(84,917)	(5,726)	—	(90,643)

Total loans and leases, net	$3,862,405	$466,638	$—	$4,329,043

Goodwill	$183,512	$25,678	$—	$209,190
Core deposit and customer relationship intangibles, net	17,958	2,232	—	20,190
Total assets	6,189,202	510,630	9,270	6,709,102
Total deposits(1)	5,557,871	—	(34,871)	5,523,000

(1)
The negative balance in the "Other" segment represents the elimination of holding company cash held in deposit accounts at the Bank.

	June 30, 2012
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Loans and leases, net of unearned income	$3,102,215	$382,488	$—	$3,484,703
Allowance for loan and lease losses	(100,759)	(2,765)	—	(103,524)

Total loans and leases, net	$3,001,456	$379,723	$—	$3,381,179

Goodwill	$39,141	$22,867	$—	$62,008
Core deposit and customer relationship intangibles, net	14,104	2,839	—	16,943
Total assets	4,876,271	428,899	16,452	5,321,622
Total deposits(1)	4,604,387	—	(13,058)	4,591,329

(1)
The negative balance in the "Other" segment represents the elimination of holding company cash held in deposit accounts at the Bank.

	Three Months Ended June 30, 2013
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$59,321	$12,310	$—	$71,631
Intersegment interest income (expense)	460	(460)	—	—
Other interest expense	(2,080)	(196)	(882)	(3,158)

Net interest income	57,701	11,654	(882)	68,473

Total (provision) negative provision for credit losses	2,607	(765)	—	1,842

Noninterest income	(415)	592	26	203

Intangible asset amortization	(1,127)	(157)	—	(1,284)
Other noninterest expense	(55,554)	(5,980)	(1,398)	(62,932)

Total noninterest expense	(56,681)	(6,137)	(1,398)	(64,216)

Earnings (loss) from continuing operations before income taxes	3,212	5,344	(2,254)	6,302
Income tax (expense) benefit	(612)	(2,237)	943	(1,906)

Net earnings (loss) from continuing operations	2,600	3,107	(1,311)	4,396

Loss from discontinued operations before income taxes	(81)	—	—	(81)
Income tax benefit	34	—	—	34

Net loss from discontinued operations	(47)	—	—	(47)

Net earnings (loss)	$2,553	$3,107	$(1,311)	$4,349

	Three Months Ended March 31, 2013
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$56,907	$12,362	$—	$69,269
Intersegment interest income (expense)	471	(471)	—	—
Other interest expense	(2,650)	(143)	(783)	(3,576)

Net interest income	54,728	11,748	(783)	65,693

Total (provision) negative provision for credit losses	(2,336)	(801)	—	(3,137)

Noninterest income	2,273	544	23	2,840

Intangible asset amortization	(993)	(183)	—	(1,176)
Other noninterest expense	(35,538)	(6,053)	(1,416)	(43,007)

Total noninterest expense	(36,531)	(6,236)	(1,416)	(44,183)

Earnings (loss) before income taxes	18,134	5,255	(2,176)	21,213
Income tax (expense) benefit	(6,430)	(2,199)	910	(7,719)

Net earnings (loss)	$11,704	$3,056	$(1,266)	$13,494

	Three Months Ended June 30, 2012
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$62,045	$10,845	$—	$72,890
Intersegment interest income (expense)	630	(630)	—	—
Other interest expense	(3,404)	(225)	(848)	(4,477)

Net interest income	59,271	9,990	(848)	68,413

Total (provision) negative provision for credit losses	371	(100)	—	271

Noninterest income	4,133	713	25	4,871

Intangible asset amortization	(1,603)	(134)	—	(1,737)
Other noninterest expense	(38,088)	(6,444)	(1,316)	(45,848)

Total noninterest expense	(39,691)	(6,578)	(1,316)	(47,585)

Earnings (loss) before income taxes	24,084	4,025	(2,139)	25,970
Income tax (expense) benefit	(9,563)	(1,750)	900	(10,413)

Net earnings (loss)	$14,521	$2,275	$(1,239)	$15,557

	Six Months Ended June 30, 2013
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$116,228	$24,672	$—	$140,900
Intersegment interest income (expense)	931	(931)	—	—
Other interest expense	(4,730)	(339)	(1,665)	(6,734)

Net interest income	112,429	23,402	(1,665)	134,166

Total (provision) negative provision for credit losses	271	(1,566)	—	(1,295)

Noninterest income	1,858	1,136	49	3,043

Intangible asset amortization	(2,120)	(340)	—	(2,460)
Other noninterest expense	(91,092)	(12,033)	(2,814)	(105,939)

Total noninterest expense	(93,212)	(12,373)	(2,814)	(108,399)

Earnings (loss) from continuing operations before income taxes	21,346	10,599	(4,430)	27,515
Income tax (expense) benefit	(7,042)	(4,436)	1,853	(9,625)

Net earnings (loss) from continuing operations	14,304	6,163	(2,577)	17,890

Loss from discontinued operations before income taxes	(81)	—	—	(81)
Income tax benefit	34	—	—	34

Net loss from discontinued operations	(47)	—	—	(47)

Net earnings (loss)	$14,257	$6,163	$(2,577)	$17,843

	Six Months Ended June 30, 2012
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$127,528	$19,762	$—	$147,290
Intersegment interest income (expense)	1,153	(1,153)	—	—
Other interest expense	(8,715)	(443)	(2,039)	(11,197)

Net interest income	119,966	18,166	(2,039)	136,093

Total (provision) negative provision for credit losses	6,445	(100)	—	6,345

Noninterest income	6,191	1,879	63	8,133

Intangible asset amortization	(3,311)	(161)	—	(3,472)
Debt termination expense	(24,195)	—	1,597	(22,598)
Other noninterest expense	(76,440)	(11,256)	(2,714)	(90,410)

Total noninterest expense	(103,946)	(11,417)	(1,117)	(116,480)

Earnings (loss) before income taxes	28,656	8,528	(3,093)	34,091
Income tax (expense) benefit	(10,921)	(3,650)	1,301	(13,270)

Net earnings (loss)	$17,735	$4,878	$(1,792)	$20,821

  Second Quarter 2013 Compared to Second Quarter of 2012

        Net earnings for the Banking segment decreased $12.0 million for the second quarter of 2013 to $2.6 million, compared to $14.5 million in 2012. The decrease in net earnings was due primarily to the $17.5 million ($10.1 million after tax) increase in acquisition and integration costs, partially offset by a decline in provision for credit losses of $2.2 million ($1.3 million after tax). Also contributing to the decrease in net earnings was lower noninterest income, primarily due to an increase in FDIC loss sharing expense of $5.3 million ($3.1 million after tax).

        The second quarter 2013 net interest income for the Banking segment decreased $1.6 million ($911,000 after tax) due mainly to a decrease in the yield on interest earning assets, partially offset by a decrease in interest expense on deposits. Average interest-earning assets increased $247.6 million due to acquisition activity. The yield on average interest-earning assets was 4.96% for the second quarter of 2013 compared to 5.49% for the same quarter last year. The net interest margin attributed to the Banking segment was 4.83% for the second quarter of 2013 compared to 5.24% for the same quarter last year. The increase in noninterest expense is due mostly to higher acquisition and overhead costs relating to the FCAL acquisition, partially offset by lower covered OREO costs for the segment.

        For further information on the Banking segment regarding results of operations, loans, credit quality, deposits and liquidity, see the sections titled "Results of Operations" and "Balance Sheet Analysis" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Net earnings for the Asset Financing segment increased $832,000 for the second quarter of 2013 to $3.1 million, compared to $2.3 million for the second quarter of 2012. The increase in net earnings was due mainly to an increase in net interest income of $1.7 million ($965,000 after tax), partially offset by an increase in provision for credit losses of $665,000 ($386,000 after tax). Average earning assets increased $101.7 million to $467.3 million in the second quarter of 2013 from $365.6 million for the second quarter of 2012. The yield on average earning assets was 10.57% for the second quarter of 2013 compared to 11.93% for the same quarter last year. Noninterest income decreased $121,000 due to lower gains from the sale of leases. Noninterest expense for the Asset Financing segment decreased $441,000 due mainly to lower acquisition costs and intangible amortization expense in the current year.

        The net loss for the Other segment increased $72,000 for the second quarter of 2013 as compared to second quarter 2012. The Other segment consists of holding company operations which result in expenses principally for compensation, facilities, professional services and interest on subordinated debentures.

  Six Months of 2013 Compared to Six Months of 2012

        Net earnings for the Banking segment decreased $3.5 million for the first six months of 2013 to $14.3 million, compared to $17.7 million in 2012. The decrease in net earnings was due mainly to: (a) the $18.2 million ($10.6 million after tax) increase in acquisition and integration costs, (b) lower net interest income of $7.5 million ($4.4 million after tax), and (c) higher net credit costs of $5.6 million ($3.3 million after tax). These items were offset by a $24.2 million ($14.0 million after tax) reduction in debt termination expense which was recognized in 2012 with no similar charge in 2013.

        For further information on the Banking segment regarding results of operations, loans, credit quality, deposits and liquidity, see the sections titled "Results of Operations" and "Balance Sheet Analysis" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Net earnings for the Asset Financing segment increased $1.3 million for the first six months of 2013 compared to 2012. The increase was due primarily to the Celtic acquisition, which occurred in April 2012, and contributed an additional $940,000 to net earnings in 2013. Net earnings was also positively impacted by an increase in net interest income for the other divisions, partially offset by an increase in provision expense and lower gains from the sale of leases.

        The increase in net interest income for the Asset Financing segment was $5.2 million ($3.0 million after tax), of which $3.0 million related to Celtic. The additional growth was due to an increase in average earning assets for the other divisions of $83.7 million, offset partially by lower yields. The Asset Financing segment yield declined to 11.09% for the first six months of 2013, compared to 12.10% for the same period last year. Provision for loan losses increased $1.5 million ($850,000 after tax) due mainly to the growth in loans and leases.

        The net loss for the Other segment increased $785,000 for the first half of 2013 as compared to the same period in 2012. This fluctuation was primarily the result of the gain on debt termination recognized in the prior year, which did not recur in 2013. This was partially offset by a reduction in interest expense in the current year as a result of the pay down of subordinated debentures in 2012.

Balance Sheet Analysis

  Investment Portfolio

        The following table presents the components, yields, and duration of our securities available-for-sale as of the date indicated:

	June 30, 2013
Security Type	Amortized Cost	Carrying Value	Yield(1)	Duration (in years)
	(Dollars in thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$726,501	$742,417	1.70%	4.0
Government agency and government-sponsored enterprise collateralized mortgage obligations	147,580	145,320	1.40%	4.2
Covered private label collateralized mortgage obligations	32,959	40,917	13.86%	4.0
Municipal securities(2)	442,733	424,174	3.01%	6.3
Corporate debt securities	83,938	83,132	2.66%	2.6
Other securities	38,151	37,618	1.03%	0.3

Total securities available-for-sale(3)	$1,471,862	$1,473,578	2.60%	4.5

(1)
Represents the yield for the month of June 2013.

(2)
The tax equivalent yield was 4.47% and 3.04% for municipal securities and total securities available-for-sale, respectively.

        The following table shows the geographic composition of the majority of our municipal securities portfolio as of the date indicated:

	June 30, 2013
	Carrying Value	% of Total
	(In thousands)
Municipal Securities by State:
Texas	$79,599	18%
Washington	40,002	9%
New York	32,360	8%
Illinois	22,831	5%
Ohio	20,213	5%
Colorado	19,856	5%
California	16,758	4%
Hawaii	15,279	4%
Florida	15,165	4%
Massachusetts	15,153	4%

Total of 10 largest states	277,216	66%
All other states	146,958	34%

Total municipal securities	$424,174	100%

  Loans and Leases

        The following table presents the balance of our total gross loans and leases by portfolio segment and class as of the dates indicated:

	June 30, 2013		March 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$193,612	4%	$173,679	5%	$183,788	5%
SBA 504	55,591	1%	55,403	2%	54,158	2%
Other	2,783,399	63%	2,056,908	59%	2,184,624	60%

Total real estate mortgage	3,032,602	68%	2,285,990	66%	2,422,570	67%

Real estate construction:
Residential	60,427	1%	45,940	1%	54,602	1%
Commercial	153,308	4%	93,395	3%	100,002	3%

Total real estate construction	213,735	5%	139,335	4%	154,604	4%

Total real estate loans	3,246,337	73%	2,425,325	70%	2,577,174	71%

Commercial:
Collateralized	528,370	12%	441,927	13%	465,831	13%
Unsecured	101,826	2%	78,836	2%	70,373	2%
Asset-based	254,081	6%	258,264	7%	239,430	7%
SBA 7(a)	28,792	1%	25,075	1%	25,325	1%

Total commercial	913,069	21%	804,102	23%	800,959	23%

Leases	216,089	5%	204,766	6%	174,373	5%
Consumer	29,051	1%	19,226	1%	23,085	1%
Foreign	16,073	—	17,268	—	17,241	—

Total gross loans and leases	$4,420,619	100%	$3,470,687	100%	$3,592,832	100%

        The following table presents our loan portfolio activity for the first and second quarters of 2013:

	December 31, 2012	Originated	Net Paydowns	Acquired	March 31, 2013
	(In thousands)
Non-covered loans, excluding
Asset Financing Segment	$2,635,702	$51,367	$(191,778)	$—	$2,495,291
Asset Financing Segment	413,803	66,631	(17,404)	—	463,030

Total non-covered loans	3,049,505	117,998	(209,182)	—	2,958,321
Covered loans	543,327	—	(30,961)	—	512,366

Total	$3,592,832	$117,998	$(240,143)	$—	$3,470,687

	March 31, 2013	Originated	Net Paydowns	Net Acquired	June 30, 2013
	(In thousands)
Non-covered loans, excluding
Asset Financing Segment	$2,495,291	$124,707	$(154,056)	$903,103	$3,369,045
Asset Financing Segment	463,030	45,453	(38,313)	—	470,170

Total non-covered loans	2,958,321	170,160	(192,369)	903,103	3,839,215
Covered loans	512,366	—	(34,999)	104,037	581,404

Total	$3,470,687	$170,160	$(227,368)	$1,007,140	$4,420,619

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

        At June 30, 2013, we had $234.1 million of commercial real estate mortgage loans maturing over the next 12 months. For any of these loans, in the event that we provide a concession through a refinance or modification which we would not ordinarily consider in order to protect as much of our investment as possible, such loan may be considered a troubled debt restructuring even though it was performing throughout its term. The circumstances regarding any modification and a borrower's specific situation, such as their ability to obtain financing from another source at similar market terms, are evaluated on an individual basis to determine if a troubled debt restructuring has occurred. Higher levels of troubled debt restructurings may lead to increased classified assets and credit loss provisions.

        The following table presents the composition of our total real estate mortgage loan portfolio as of the dates indicated:

	June 30, 2013		March 31, 2013		December 31, 2012
Loan Category	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$409,448	13.5%	$312,280	13.7%	$340,499	14.0%
Retail	381,242	12.5%	317,831	13.9%	362,771	15.0%
Office buildings	435,428	14.4%	336,329	14.7%	357,347	14.7%
Owner-occupied	188,228	6.2%	194,397	8.5%	209,697	8.7%
Hotel	193,612	6.4%	173,679	7.6%	183,788	7.6%
Healthcare	163,615	5.4%	119,740	5.2%	113,854	4.7%
Mixed use	86,466	2.9%	52,966	2.3%	54,052	2.2%
Gas station	33,977	1.1%	34,738	1.5%	35,725	1.5%
Self storage	91,616	3.0%	70,837	3.1%	65,362	2.7%
Restaurant	26,352	0.9%	18,043	0.8%	18,325	0.8%
Land acquisition/development	13,625	0.4%	21,851	1.0%	21,922	0.9%
Unimproved land	14,386	0.5%	11,928	0.5%	13,341	0.6%
Other	226,079	7.5%	179,299	7.9%	182,377	7.5%

Total commercial real estate mortgage	2,264,074	74.7%	1,843,918	80.7%	1,959,060	80.9%

Residential real estate mortgage:
Multi-family	403,020	13.3%	251,409	11.0%	262,815	10.8%
Single family owner-occupied	264,634	8.7%	107,754	4.7%	115,958	4.8%
Single family nonowner-occupied	24,477	0.8%	27,905	1.2%	28,790	1.2%
Mixed use	10,335	0.3%	3,351	0.1%	3,372	0.1%
HELOCs	66,062	2.2%	51,653	2.3%	52,575	2.2%

Total residential real estate mortgage	768,528	25.3%	442,072	19.3%	463,510	19.1%

Total gross real estate mortgage loans	$3,032,602	100.0%	$2,285,990	100.0%	$2,422,570	100.0%

        The following table presents the balance of our total gross loans and leases by portfolio segment and class, showing the non-covered and covered components, at the date indicated:

	June 30, 2013
	Total Loans and Leases		Non-Covered Loans and Leases		Covered Loans
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$193,612	4%	$191,167	5%	$2,445	—
SBA 504	55,591	1%	55,591	1%	—	—
Other	2,783,399	63%	2,248,606	59%	534,793	92%

Total real estate mortgage	3,032,602	68%	2,495,364	65%	537,238	92%

Real estate construction:
Residential	60,427	1%	57,936	2%	2,491	—
Commercial	153,308	4%	129,257	3%	24,051	4%

Total real estate construction	213,735	5%	187,193	5%	26,542	4%

Total real estate loans	3,246,337	73%	2,682,557	70%	563,780	96%

Commercial:
Collateralized	528,370	12%	517,422	13%	10,948	2%
Unsecured	101,826	2%	98,703	3%	3,123	1%
Asset-based	254,081	6%	254,081	6%	—	—
SBA 7(a)	28,792	1%	28,767	1%	25	—

Total commercial	913,069	21%	898,973	23%	14,096	3%

Leases	216,089	5%	216,089	6%	—	—
Consumer	29,051	1%	25,523	1%	3,528	1%
Foreign	16,073	—	16,073	—	—	—

Total gross loans and leases	$4,420,619	100%	3,839,215	100%	581,404	100%

Non-Covered Loans and Leases

        The following table presents the balance of our non-covered loans and leases by portfolio segment and class as of the dates indicated:

	June 30, 2013		March 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$191,167	5%	$172,472	6%	$181,144	6%
SBA 504	55,591	1%	55,403	2%	54,158	2%
Other	2,248,606	59%	1,568,609	53%	1,682,368	55%

Total real estate mortgage	2,495,364	65%	1,796,484	61%	1,917,670	63%

Real estate construction:
Residential	57,936	2%	43,073	1%	48,629	1%
Commercial	129,257	3%	83,634	3%	81,330	3%

Total real estate construction	187,193	5%	126,707	4%	129,959	4%

Total real estate loans	2,682,557	70%	1,923,191	65%	2,047,629	67%

Commercial:
Collateralized	517,422	13%	432,652	14%	453,176	14%
Unsecured	98,703	3%	78,428	3%	69,844	2%
Asset-based	254,081	6%	258,264	8%	239,430	8%
SBA 7(a)	28,767	1%	25,075	1%	25,325	1%

Total commercial	898,973	23%	794,419	26%	787,775	25%

Leases	216,089	6%	204,766	7%	174,373	6%
Consumer	25,523	1%	18,677	1%	22,487	1%
Foreign	16,073	—	17,268	1%	17,241	1%

Total gross non-covered loans and leases	$3,839,215	100%	$2,958,321	100%	$3,049,505	100%

        The following table presents the composition of our non-covered real estate mortgage loan portfolio as of the dates indicated:

	June 30, 2013		March 31, 2013		December 31, 2012
Loan Category	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$375,932	15.1%	$286,911	16.0%	$315,096	16.4%
Retail	291,259	11.7%	228,665	12.7%	271,412	14.2%
Office buildings	390,518	15.6%	290,399	16.2%	304,096	15.9%
Owner-occupied	173,855	7.0%	179,827	10.0%	195,170	10.2%
Hotel	191,167	7.7%	172,472	9.6%	181,144	9.4%
Healthcare	150,704	6.0%	108,693	6.1%	102,816	5.4%
Mixed use	77,609	3.1%	50,243	2.8%	51,294	2.7%
Gas station	27,861	1.1%	28,558	1.6%	29,632	1.5%
Self storage	47,441	1.9%	32,662	1.8%	29,688	1.5%
Restaurant	25,447	1.0%	16,480	0.9%	16,755	0.9%
Land acquisition/development	13,625	0.5%	21,851	1.2%	21,922	1.1%
Unimproved land	14,254	0.6%	11,778	0.7%	13,173	0.7%
Other	210,937	8.5%	165,809	9.2%	172,273	9.0%

Total commercial real estate mortgage	1,990,609	79.8%	1,594,348	88.8%	1,704,471	88.9%

Residential real estate mortgage:
Multi-family	254,165	10.2%	100,666	5.6%	103,742	5.4%
Single family owner-occupied	171,801	6.9%	38,710	2.1%	44,792	2.3%
Single family nonowner-occupied	8,588	0.3%	11,896	0.6%	12,789	0.7%
Mixed used	10,335	0.4%	1,304	0.1%	1,333	0.1%
HELOCs	59,866	2.4%	49,560	2.8%	50,543	2.6%

Total residential real estate mortgage	504,755	20.2%	202,136	11.2%	213,199	11.1%

Total gross non-covered real estate mortgage loans	$2,495,364	100.0%	$1,796,484	100.0%	$1,917,670	100.0%

        The largest subset of the "Other" commercial real estate mortgage category is for fixed base operators at airports with a balance of $45.2 million, or 21.5% of the total in "Other".

  Covered Loans

        The following table presents the composition of our covered loans as of the dates indicated:

	June 30, 2013		March 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$2,445	—	$1,207	—	$2,644	1%
Other	534,793	92%	488,299	95%	502,256	92%

Total real estate mortgage	537,238	92%	489,506	95%	504,900	93%

Real estate construction:
Residential	2,491	—	2,867	1%	5,973	1%
Commercial	24,051	4%	9,761	2%	18,672	4%

Total real estate construction	26,542	4%	12,628	3%	24,645	5%

Total real estate loans	563,780	96%	502,134	98%	529,545	98%

Commercial:
Collateralized	10,948	2%	9,275	2%	12,655	2%
Unsecured	3,123	1%	408	—	529	—
SBA 7(a)	25	—	—	—	—	—

Total commercial	14,096	3%	9,683	2%	13,184	2%

Consumer	3,528	1%	549	—	598	—

Total gross covered loans	581,404	100%	512,366	100%	543,327	100%

        The following table presents our gross covered real estate mortgage loan portfolio as of the dates indicated:

	June 30, 2013		March 31, 2013		December 31, 2012
Loan Category	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$33,516	6.2%	$25,369	5.2%	$25,403	5.0%
Retail	89,983	16.7%	89,166	18.1%	91,359	18.1%
Office buildings	44,910	8.4%	45,930	9.4%	53,251	10.6%
Owner-occupied	14,373	2.7%	14,570	3.0%	14,527	2.9%
Hotel	2,445	0.5%	1,207	0.2%	2,644	0.5%
Healthcare	12,911	2.4%	11,047	2.3%	11,038	2.2%
Mixed use	8,857	1.6%	2,723	0.6%	2,758	0.5%
Gas station	6,116	1.1%	6,180	1.3%	6,093	1.2%
Self storage	44,175	8.2%	38,175	7.8%	35,674	7.1%
Restaurant	905	0.2%	1,563	0.3%	1,570	0.3%
Unimproved land	132	—	150	—	168	—
Other	15,142	2.8%	13,490	2.8%	10,104	2.0%

Total commercial real estate mortgage	273,465	50.8%	249,570	51.0%	254,589	50.4%

Residential real estate mortgage:
Multi-family	148,855	27.7%	150,743	30.8%	159,073	31.5%
Single family owner-occupied	92,833	17.3%	69,044	14.1%	71,166	14.1%
Single family nonowner-occupied	15,889	3.0%	16,009	3.3%	16,001	3.2%
Mixed use	—	—	2,047	0.4%	2,039	0.4%
HELOCs	6,196	1.2%	2,093	0.4%	2,032	0.4%

Total residential real estate mortgage	263,773	49.2%	239,936	49.0%	250,311	49.6%

Total gross covered real estate mortgage loans	$537,238	100.0%	$489,506	100.0%	$504,900	100.0%

        The loans acquired in the Los Padres and Affinity acquisitions are covered by loss sharing agreements with the FDIC and we will be reimbursed for a substantial portion of any future losses. We acquired $110.0 million of covered assets in the FCAL acquisition. We assumed the loss sharing agreements between First California Bank and the FDIC related to FCB's acquisition of Western Commercial Bank ("Western Commercial") and San Luis Trust Bank ("San Luis").

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

        Under the terms of the Western Commercial loss sharing agreement, the FDIC will absorb 80% of losses and receive 80% of loss recoveries on the covered assets; all of which were deemed to be non-single family. The Western Commercial loss sharing provision expires in the fourth quarter of 2015, while the related loss recovery provision expires in the fourth quarter of 2018.

        Under the terms of the San Luis loss sharing agreement, the FDIC will absorb 80% of losses and receive 80% of loss recoveries on the covered assets. The San Luis loss sharing provisions expire in the first quarters of 2016 and 2021 for non-single family and single family covered assets, respectively, while the related loss recovery provisions expire in the first quarters of 2019 and 2021, respectively.

        Both the Western Commercial and San Luis loss sharing agreements contain True-Up provisions. As of June 30, 2013, the estimated True-Up liability of $6.3 million is included in other liabilities in the accompanying condensed consolidated balance sheets.

  Allowance for Credit Losses on Non-PCI Loans and Leases

        The allowance for credit losses on Non-PCI loans and leases is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The allowance for loan and lease losses is reported as a reduction of outstanding loan and lease balances and the reserve for unfunded loan commitments is included within other liabilities. Generally, as loans are funded, the amount of the commitment reserve applicable to such funded loans is transferred from the reserve for unfunded loan commitments to the allowance for loan and lease losses based on our allowance methodology. The following discussion is for Non-PCI loans and leases and the allowance for credit losses thereon. Refer to "Balance Sheet Analysis—Allowance for Credit Losses on PCI Loans" for the policy on covered loans.

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

        Impaired loans and leases are identified at each reporting date based on certain criteria and the majority of which are individually reviewed for impairment. Non-PCI nonaccrual loans and leases with an unpaid principal balance over $250,000 and all performing restructured loans are reviewed individually for the amount of impairment, if any. Non-PCI nonaccrual loans and leases with an unpaid principal balance of $250,000 or less are evaluated for impairment collectively. A loan or lease is considered impaired when it is probable that a creditor will be unable to collect all amounts due according to the original contractual terms of the agreement. We measure impairment of a loan based upon the fair value of the loan's collateral if the loan is collateral-dependent or the present value of cash flows, discounted at the loan's effective interest rate, if the loan is not collateral-dependent. The impairment amount on a collateral-dependent loan is charged-off to the allowance, and the impairment amount on a loan that is not collateral-dependent is set up as a specific reserve. We measure impairment of a lease based upon the present value of the scheduled lease and residual cash flows, discounted at the lease's effective interest rate. Increased charge-offs or additions to specific reserves generally result in increased provisions for credit losses.

        Our loan and lease portfolio, excluding impaired loans and leases which are evaluated individually, is categorized into several pools for purposes of determining allowance amounts by pool. The pools we currently evaluate are: commercial real estate construction, residential real estate construction, SBA real estate, hospitality real estate, real estate other, commercial collateralized, commercial unsecured, SBA commercial, consumer, foreign, asset- based and leasing. Within these pools, we then evaluate loans and leases not adversely classified, which we refer to as "pass" credits, separately from adversely classified loans and leases. The adversely classified loans and leases are further grouped into three credit risk rating categories: "special mention," "substandard," and "doubtful," which we define as follows:

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

        In addition, we may refer to the loans and leases classified as "substandard" and "doubtful" together as "criticized" loans and leases. For additional information on classified loans and leases, see Note 6, Loans and Leases, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

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

        Management believes that the allowance for loan and lease losses is adequate and appropriate for the known and inherent risks in our Non-PCI loan and lease portfolio. In making its evaluation, management considers certain quantitative and qualitative factors including the Company's historical loss experience; the volume and type of lending conducted by the Company; the results of our credit review process; the levels of classified and criticized loans and leases; the levels of impaired loans and leases, including nonperforming loans and leases and performing restructured loans; regulatory policies; general economic conditions; underlying collateral values; and other factors regarding collectability and impairment. To the extent we experience, for example, increased levels of documentation deficiencies, adverse changes in collateral values, or negative changes in economic and business conditions which adversely affect our borrowers, our classified loans and leases may increase. Higher levels of classified loans and leases generally result in higher allowances for loan and lease losses.

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

        At June 30, 2013, in the event that 1% of our Non-PCI loans and leases were downgraded one credit risk rating category for each category (e.g., 1% of the "pass" category moved to the "special mention" category, 1% of the "special mention" category moved to "substandard" category, and 1% of the "substandard" category moved to the "doubtful" category within our current allowance methodology), the allowance for credit losses would have increased by approximately $1.4 million. In the event that 5% of our Non-PCI loans and leases were downgraded one credit risk category, the allowance for credit losses would increase by approximately $6.8 million.

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

        The following table presents information regarding the allowance for credit losses on Non-PCI loans and leases as of the dates indicated:

Non-PCI Allowance Data:	June 30, 2013	March 31, 2013	December 31, 2012	June 30, 2012
	(Dollars in thousands)
Allowance for loan and lease losses	$63,246	$65,216	$65,899	$72,061
Reserve for unfunded loan commitments	6,680	6,680	6,220	5,970

Total allowance for credit losses	$69,926	$71,896	$72,119	$78,031

Allowance for credit losses to loans and leases	1.78%	2.41%	2.35%	2.71%
Allowance for credit losses to nonaccrual loans and leases	135.3%	166.7%	172.7%	139.6%
Allowance for credit losses to nonperforming assets	60.2%	74.6%	73.5%	60.6%

        The following table presents the changes in our allowance for credit losses on Non-PCI loans and leases for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2013	March 31, 2013	June 30, 2012
Non-PCI Allowance for Credit Losses:				2013	2012
	(In thousands)
Allowance for credit losses, beginning of period	$71,896	$72,119	$81,737	$72,119	$93,783
Provision (negative provision) for credit losses	—	—	—	—	(10,000)
Net charge-offs	(1,970)	(223)	(3,706)	(2,193)	(5,752)

Allowance for credit losses, end of period	$69,926	$71,896	$78,031	$69,926	$78,031

        The following table presents the changes in our allowance for loan and lease losses on Non-PCI loans and leases for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2013	March 31, 2013	June 30, 2012
Non-PCI Allowance for Loan and Lease Losses:				2013	2012
	(Dollars in thousands)
Allowance for loan and lease losses, beginning of period	$65,216	$65,899	$74,767	$65,899	$85,313
Loans and leases charged off:
Real estate mortgage	(3,237)	(322)	(2,583)	(3,559)	(4,773)
Commercial	(1,370)	(708)	(1,352)	(2,078)	(2,223)
Leases	—	(114)	—	(114)	—
Consumer	(27)	(9)	(34)	(36)	(233)

Total loans and leases charged off	(4,634)	(1,153)	(3,969)	(5,787)	(7,229)

Recoveries on loans charged off:
Real estate mortgage	1,336	177	43	1,513	372
Real estate construction	12	323	14	335	24
Commercial	1,297	407	190	1,704	1,014
Consumer	19	23	16	42	47
Foreign	—	—	—	—	20

Total recoveries on loans charged off	2,664	930	263	3,594	1,477

Net charge-offs	(1,970)	(223)	(3,706)	(2,193)	(5,752)
Provision (negative provision) for loan and lease losses	—	(460)	1,000	(460)	(7,500)

Allowance for loan and lease losses, end of period	$63,246	$65,216	$72,061	$63,246	$72,061

Ratios:
Allowance for loan and lease losses to loans and leases (end of period)	1.61%	2.19%	2.51%	1.61%	2.51%
Allowance for loan and lease losses to nonaccrual loans and leases (end of period)	122.4%	151.2%	128.9%	122.4%	128.9%
Annualized net charge-offs to average loans and leases	0.24%	0.03%	0.52%	0.14%	0.40%

        The following table presents the changes in our reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2013	March 31, 2013	June 30, 2012
Non-PCI Reserve for Unfunded Loan Commitments:				2013	2012
	(In thousands)
Reserve for unfunded loan commitments, beginning of period	$6,680	$6,220	$6,970	$6,220	$8,470
Provision (negative provision)	—	460	(1,000)	460	(2,500)

Reserve for unfunded loan commitments, end of period	$6,680	$6,680	$5,970	$6,680	$5,970

  Allowance for Credit Losses on PCI Loans

        We have accounted for purchased credit impaired loans under Accounting Standards Codification ("ASC") Subtopic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"), which we refer to as acquired impaired loan accounting.

        The PCI loans are subject to our internal and external credit review. If deterioration in the expected cash flows results in a reserve requirement, a provision for credit losses is charged to earnings. For PCI loans, the allowance for loan losses is measured at the end of each financial reporting period based on expected cash flows. Decreases or (increases) in the amount and changes in the timing of expected cash flows on the PCI loans as of the financial reporting date compared to those previously estimated are usually recognized by recording a provision or a (negative provision) for credit losses on such loans.

        The following table presents the changes in our allowance for credit losses on PCI loans for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2013	March 31, 2013	June 30, 2012
				2013	2012
	(In thousands)
Allowance for credit losses on PCI loans, beginning of period	$29,303	$26,069	$35,810	$26,069	$31,275
Provision (negative provision)	(1,842)	3,137	(271)	1,295	3,655
Net (charge-offs) recoveries	(64)	97	(4,076)	33	(3,467)

Allowance for credit losses on PCI loans, end of period	$27,397	$29,303	$31,463	$27,397	$31,463

Nonperforming Assets and Performing Restructured Loans

        The following table presents non-covered nonperforming assets and performing restructured loans information as of the dates indicated:

	June 30, 2013	March 31, 2013	December 31, 2012	June 30, 2012
	(Dollars in thousands)
Nonaccrual loans and leases(1)	$51,689	$43,127	$41,762	$55,894
Other real estate owned	64,546	53,272	56,414	72,832

Total nonperforming assets	$116,235	$96,399	$98,176	$128,726

Performing restructured loans(1)	$83,543	$80,501	$106,288	$103,815
Nonaccrual loans and leases to loans and leases, net of unearned income(1)	1.32%	1.45%	1.36%	1.94%
Nonperforming assets ratio(1)(2)	2.91%	3.17%	3.14%	4.37%

(1)
Excludes PCI loans.

(2)
Nonperforming assets ratio is calculated as nonperforming assets divided by the sum of total non-PCI loans and leases and total OREO.

        Non-covered nonperforming assets include Non-PCI nonaccrual loans and leases and OREO and totaled $116.2 million at June 30, 2013 compared to $96.4 million at March 31, 2013. The $19.8 million increase in nonperforming assets was due to an $8.6 million increase in nonaccrual loans and leases and an $11.2 million increase in OREO. The nonperforming assets ratio decreased to 2.91% at June 30, 2013 from 3.17% at March 31, 2013.

  Nonaccrual Loans and Leases

        The $8.6 million increase in nonaccrual loans and leases (excluding PCI loans) during the second quarter of 2013 was attributable to (a) additions of $24.6 million, $18.5 million of which are from the FCAL acquisition, (b) charge-offs of $4.1 million, (c) other reductions, payoffs and returns to accrual status of $10.9 million, and (d) foreclosures of $1.0 million.

        The following table presents our Non-PCI nonaccrual loans and leases and accruing loans and leases past due between 30 and 89 days by portfolio segment and class as of the dates indicated:

	Nonaccrual Loans and Leases
					Accruing and 30 - 89 Days Past Due
	June 30, 2013		March 31, 2013
	Amount	% of Loan Category	Amount	% of Loan Category	June 30, 2013 Amount	March 31, 2013 Amount
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$—	—	$6,823	4.0%	$—	$—
SBA 504	3,007	5.4%	2,936	5.3%	929	1,066
Other(2)	26,093	1.1%	20,568	1.3%	2,060	26,077

Total real estate mortgage	29,100	1.1%	30,327	1.7%	2,989	27,143

Real estate construction:
Residential	834	1.4%	1,046	2.4%	—	—
Commercial(2)	2,938	2.1%	1,447	1.7%	—	7,290

Total real estate construction	3,772	1.9%	2,493	2.0%	—	7,290

Commercial:
Collateralized	13,441	2.6%	4,015	0.9%	796	542
Unsecured	1,583	1.6%	1,473	1.9%	976	132
Asset-based	—	—	281	0.1%	—	—
SBA 7(a)	3,052	10.7%	3,867	15.4%	262	118

Total commercial	18,076	2.0%	9,636	1.2%	2,034	792

Leases	244	0.1%	244	0.1%	—	44
Consumer	497	1.7%	427	2.2%	24	26

Total non-covered loans and leases	$51,689	1.3%	$43,127	1.4%	$5,047	$35,295

        The following table lists the ten largest lending relationships on nonaccrual status, excluding SBA-related loans, as of the date indicated:

June 30, 2013 Nonaccrual Amount	Description
(In thousands)
$4,232	Loan represents 6% interest in a syndicated credit facility secured by a film library. Lending group is in the process of foreclosing on the film library.(3)
3,165	Two loans that are both unsecured. The borrower is paying according to the restructured terms of the loan.(2)
2,419	Three loans, one of which is secured by an office building in Ventura County, California; the other two loans are unsecured.(3)
2,325	Two loans, one of which is secured by an office building in Clark County, Nevada, and the other of which is secured by an office building in Maricopa County, Arizona.(1)
2,211	This loan is secured by an office building in San Diego County, California.(1)
1,907	This loan is secured by a retail building in Los Angeles County, California.(3)
1,777	This loan is secured by a strip retail center in Clark County, Nevada.(1)
1,425	This loan is secured by two industrial buildings in San Diego County, California.(1)
1,250	This loan is unsecured and has a specific reserve for 100% of the balance.(1)
1,206	This loan is secured by an industrial building in San Bernardino County, California. The borrower is paying according to the restructured terms of the loan.(1)

$21,917	Total

(1)
On nonaccrual status at March 31, 2013.

(2)
New nonaccrual in second quarter of 2013.

(3)
Acquired in the FCAL acquisition.

  Other Real Estate Owned (OREO)

        The following table presents the components of total OREO by property type as of the dates indicated:

Property Type	June 30, 2013	March 31, 2013	December 31, 2012	June 30, 2012
	(Dollars in thousands)
Commercial real estate	$18,422	$8,083	$13,319	$35,526
Construction and land development	39,356	38,145	38,596	34,123
Multi-family	3,807	3,301	4,239	—
Single family residence	2,961	3,743	260	3,183

Total OREO	$64,546	$53,272	$56,414	$72,832

        OREO increased $11.3 million during the second quarter of 2013 due mainly to additions from the FCAL acquisition of $13.8 million and foreclosures of $4.1 million, offset by sales of $6.3 million.

  Performing Restructured Loans

        Non-PCI performing restructured loans increased by $3.0 million during the second quarter of 2013 to $83.5 million at June 30, 2013. The increase was attributable primarily to $6.8 million in transfers from nonaccrual status and $2.0 million in additions, offset partially by $5.4 million in payoffs and charge-offs. At June 30, 2013, we had $67.2 million in real estate mortgage loans, $11.2 million in real estate construction loans, $4.9 million in commercial loans, and $200,000 in consumer loans that were accruing interest under the terms of troubled debt restructurings.

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

  PCI Nonaccrual Loans and Performing Restructured Loans

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

        The following table presents a summary of PCI loans that would be considered nonaccrual except for the accounting requirements regarding acquired impaired loans and PCI performing restructured loans as of the dates indicated:

	June 30, 2013	March 31, 2013	December 31, 2012	June 30, 2012
	(In thousands)
PCI nonaccrual loans	$128,553	$107,596	$112,304	$134,011

PCI performing restructured loans	$25,901	$28,154	$21,553	$27,263

  Deposits

        The following table presents the balance of each major category of deposits at the dates indicated:

	June 30, 2013		March 31, 2013		December 31, 2012
Deposit Category	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$2,291,246	41%	$1,941,234	43%	$1,939,212	41%
Interest checking deposits	610,328	11	512,645	11	513,389	11
Money market deposits	1,586,547	29	1,184,987	26	1,282,513	28
Savings deposits	212,766	4	157,572	3	153,680	3

Total core deposits	4,700,887	85	3,796,438	83	3,888,794	83

Time deposits under $100,000	269,481	5	252,605	6	274,622	6
Time deposits $100,000 and over	552,632	10	504,187	11	545,705	11

Total time deposits	822,113	15	756,792	17	820,327	17

Total deposits	$5,523,000	100%	$4,553,230	100%	$4,709,121	100%

        Total deposits increased $969.8 million during the second quarter to $5.5 billion at June 30, 2013, including an increase in core deposits of $904.4 million. Excluding acquired FCAL balances, total deposits decreased $132.0 million due entirely to a decrease in time deposits. At June 30, 2013, core deposits totaled $4.7 billion, or 85% of total deposits, and noninterest-bearing demand deposits, which totaled $2.3 billion, were 41% of total deposits at that date.

        The following table summarizes the maturities of time deposits as of the date indicated:

	June 30, 2013
Maturity	Time Deposits Under $100,000	Time Deposits $100,000 or More	Total Time Deposits	Rate
	(Dollars in thousands)
Due in three months or less	$77,851	$176,932	$254,783	0.61%
Due in over three months through six months	46,095	91,658	137,753	0.61%
Due in over six months through twelve months	78,618	146,131	224,749	0.71%
Due in over 12 months through 24 months	36,212	74,464	110,676	0.86%
Due in over 24 months	30,705	63,447	94,152	0.99%

Total	$269,481	$552,632	$822,113	0.71%

Regulatory Matters

  Capital

        Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines which compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. Banks and bank holding companies considered to be "well capitalized" must maintain a minimum Tier 1 leverage ratio of 5%, a minimum Tier 1 risk-based capital ratio of 6.0%, and a minimum total risk-based capital ratio of 10%. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are deducted from regulatory capital. There was no limitation on our deferred tax assets at June 30, 2013. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future.

        The following table presents regulatory capital requirements and our regulatory capital ratios as of the date indicated:

	June 30, 2013
	Well Capitalized Requirement	Pacific Western Bank	PacWest Bancorp Consolidated
Tier 1 leverage capital ratio	5.00%	12.05%	12.75%
Tier 1 risk-based capital ratio	6.00%	14.16%	15.04%
Total risk-based capital ratio	10.00%	15.42%	16.30%
Tangible common equity ratio	N/A	10.22%	8.83%

  Subordinated Debentures

        The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities, which totaled $131.0 million at June 30, 2013. With the FCAL acquisition, we added $26.0 million of trust preferred securities. The Company includes in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less goodwill, net of any related deferred income tax liability. At June 30, 2013, the amount of trust preferred securities included in Tier I capital was $131.0 million. While our existing trust preferred securities are currently grandfathered as Tier 1 capital under the Dodd-Frank Wall Street Reform and Consumer Protection Act, recently approved regulatory capital rules would phase them out of Tier 1 capital assuming that the Company exceeds $15 billion in consolidated total assets with the proposed CapitalSource merger. However, under such rules, trust preferred securities no longer included in Tier 1 capital may be included in Tier 2 capital on a permanent basis. See "—New Capital Rules" below. If trust preferred securities are excluded from regulatory capital, we remain "well capitalized" at June 30, 2013.

  New Capital Rules

        In July 2013, the Company's primary federal regulator, the Board of Governors of the Federal Reserve System, or FRB, and the Bank's primary federal regulator, the FDIC, approved final rules (the "New Capital Rules") establishing a new comprehensive capital framework for U.S. banking organizations. The New Capital Rules generally implement the Basel Committee on Banking Supervision's (the "Basel Committee") December 2010 final capital framework referred to as "Basel III" for strengthening international capital standards. The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the Company and the Bank, as compared to the current U.S. general risk-based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions' regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions' regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee's 1988 "Basel I" capital accords, with a more risk-sensitive approach based, in part, on the "standardized approach" in the Basel Committee's 2004 "Basel II" capital accords. In addition, the New Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal agencies' rules. The New Capital Rules are effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions.

        Among other matters, the New Capital Rules: (i) introduce a new capital measure called "Common Equity Tier 1" ("CET1") and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and "Additional Tier 1 capital" instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the New Capital Rules, for most banking organizations the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the New Capital Rules' specific requirements.

        Pursuant to the New Capital Rules, the minimum capital ratios as of January 1, 2015 will be as follows:

  •
  4.5% CET1 to risk-weighted assets;

  •
  6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

  •
  8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

  •
  4% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the "leverage ratio").

        The New Capital Rules also introduce a new "capital conservation buffer," composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. Thus, when fully phased-in on January 1, 2019, the Company and the Bank will be required to maintain such additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of: (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

        The New Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

        In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss ("AOCI") items included in shareholders' equity (for example, unrealized gains and losses of securities held in the available-for-sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios. Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banking organizations, including the Company and the Bank, may make a one-time permanent election to continue to exclude these items. This election must be made concurrently with the first filing of certain of the Company's and the Bank's periodic regulatory reports in the beginning of 2015. The Company and the Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of their securities portfolio. The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies' Tier 1 capital, subject to phase-out in the case of bank holding companies that had $15 billion or more in total consolidated assets as of December 31, 2009. Although the Company did not have $15 billion or more in consolidated assets as of December 31, 2009, the Company anticipates being subject to this phase-out due to the proposed merger with CapitalSource. As a result, beginning in 2015, only 25% of the Company's $131.0 million of trust preferred securities currently outstanding and expected to be outstanding on the effective date of the New Capital Rules (which is the date of publication in the Federal Register) will be included in Tier 1 capital and in 2016, none of the Company's trust preferred securities will be included in Tier 1 capital. Trust preferred securities no longer included in the Company's Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out and irrespective of whether such securities otherwise meet the revised definition of Tier 2 capital set forth in the New Capital Rules.

        Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

        With respect to the Bank, the New Capital Rules revise the "prompt corrective action" ("PCA") regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act, by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The New Capital Rules do not change the total risk-based capital requirement for any PCA category.

        The New Capital Rules prescribe a new standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset classes.

        We are currently evaluating the impact of the New Capital Rules, including the capital conservation buffer, on our capital ratios and related calculations.

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

        The following table provides a summary of the Bank's primary and secondary liquidity levels at the dates indicated:

	June 30, 2013	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Primary Liquidity—On-Balance Sheet:
Cash and due from banks	$106,237	$90,659	$89,011
Interest-earning deposits at financial institutions	112,590	41,019	75,393
Investment securities available-for-sale	1,473,578	1,362,777	1,355,385
Less: pledged securities	(208,192)	(157,452)	(157,279)

Total primary liquidity	$1,484,213	$1,337,003	$1,362,510

Ratio of primary liquidity to total deposits	26.9%	29.4%	28.9%

Secondary Liquidity—Off-Balance Sheet Available Secured Borrowing Capacity:
Total secured borrowing capacity with the FHLB	$1,384,705	$995,145	$1,024,261
Less: secured letters of credit outstanding	—	(1,244)	(1,244)

Net secured borrowing capacity with the FHLB	1,384,705	993,901	1,023,017
Secured credit line with the FRBSF	489,891	381,875	347,407

Total secondary liquidity	$1,874,596	$1,375,776	$1,370,424

        During the three months ended June 30, 2013, the Company's primary liquidity increased $147.2 million due mostly to a $110.8 million increase in investment securities available-for-sale and a $71.6 million increase in interest-earning deposits at financial institutions, offset partially by a $50.7 million increase in pledged securities. The Company's secondary liquidity increased $498.8 million during the second quarter due to increases in borrowing capacity for the Bank's secured borrowing lines with the FHLB and FRBSF. The borrowing lines increased due to the additional collateral available for pledging from the FCAL acquisition. Our total liquidity and the ratio of primary liquidity to total deposits remain at historically high levels. We expect to continue to maintain higher levels of on-balance sheet liquidity during the remainder of 2013 compared to historical levels until we are able to effectively increase loan portfolio balances.

        At June 30, 2013, $612.2 million of certain qualifying loans were specifically pledged as collateral for the secured borrowing line maintained with the FRBSF. The FHLB borrowing lines are secured by: (1) a blanket lien on certain qualifying loans in our loan portfolio, which are not pledged to the FRBSF, and (2) a portion of our available-for-sale securities.

        In addition to our primary liquidity, we generate liquidity from cash flow from our amortizing loan and securities portfolios and from our large base of core customer deposits, defined as noninterest-bearing demand, interest checking, savings and money market accounts. At June 30, 2013, such deposits totaled $4.7 billion and represented 85% of the Company's total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long-standing relationships and stable funding sources.

        During the three months ended June 30, 2013, total core deposits increased $904.4 million, due primarily to the deposits acquired in the FCAL acquisition. Deposits from our customers may decline if interest rates increase significantly or if corporate customers move funds from the Company generally. In order to address the Company's liquidity risk as deposit balances may fluctuate, the Company maintains adequate levels of available liquidity.

        The following table provides a summary of the Bank's core deposits at the dates indicated:

	June 30, 2013	March 31, 2013	December 31, 2012
	(In thousands)
Core Deposits:
Noninterest-bearing demand	$2,291,246	$1,941,234	$1,939,212
Interest checking	610,328	512,645	513,389
Money market deposits	1,586,547	1,184,987	1,282,513
Savings deposits	212,766	157,572	153,680

Total core deposits	$4,700,887	$3,796,438	$3,888,794

        Our asset/liability management policy establishes various liquidity guidelines for the Company. The policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits), Coverage and Crisis Coverage Ratios (measurements of liquid assets to expected short-term liquidity required for the loan and deposit portfolios under normal and stressed conditions), Loan to Funding Ratio, Wholesale Funding Ratio, and other guidelines developed for measuring and maintaining liquidity. As of June 30, 2013, we were in compliance with all liquidity guidelines established in the asset/liability management policy.

        We may use large denomination brokered time deposits, the availability of which is uncertain and subject to competitive market forces, for liquidity management purposes. At June 30, 2013, the Bank had none of these brokered deposits. However, we had $54.0 million of time deposits which were part of the CDARS program. The CDARS program represents deposits that are participated with other FDIC insured financial institutions as a means to provide FDIC deposit insurance coverage for the full amount of our participating customers' deposits.

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

        Dividends paid by state banks, such as Pacific Western, are regulated by the California Department of Financial Institutions ("DFI") under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the six months ended June 30, 2013, PacWest received $24.0 million in dividends from the Bank. For the foreseeable future, any dividends from the Bank to the Company require DFI approval.

        At June 30, 2013, the Company had, on a stand-alone basis, $34.9 million in cash on deposit at the Bank. Management believes that this amount of cash, along with anticipated dividends from the Bank, will be sufficient to fund the Company's 2013 cash flow needs.

  Contractual Obligations

        The following table presents the known contractual obligations of the Company as of the date indicated:

	June 30, 2013
	Due Within One Year	Due in One to Three Years	Due in Three to Five Years	Due After Five Years	Total
	(In thousands)
Time deposits	$617,285	$156,621	$48,207	$—	$822,113
Long-term debt obligations	5,285	3,820	591	132,358	142,054
Contractual interest(1)	2,047	2,460	1,888	—	6,395
Operating lease obligations	17,307	26,742	16,298	14,149	74,496
Other contractual obligations	12,888	7,284	309	67	20,548

Total	$654,812	$196,927	$67,293	$146,574	$1,065,606

(1)
Excludes interest on subordinated debentures as these instruments are floating rate.

        Long-term debt obligations include $132.4 million of subordinated debentures. Debt obligations are also discussed in Note 9, Borrowings, Subordinated Debentures and Brokered Deposits, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)." Operating lease obligations are discussed in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. The other contractual obligations relate to our minimum liability associated with our data and item processing contract with a third-party provider and commitments to contribute capital to investments in low income housing project partnerships.

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

Off-Balance Sheet Arrangements

        Our obligations also include off-balance sheet arrangements consisting of loan and lease-related commitments, of which only a portion are expected to be funded. At June 30, 2013, our loan and lease-related commitments, including standby letters of credit, totaled $1.1 billion. The commitments, which result in funded loans and leases, increase our profitability through net interest income. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources have been and are expected to be sufficient to meet the cash requirements of our lending activities.

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

        Market risk sensitive instruments are generally defined as financial instruments and derivatives, including loans receivable, Federal funds sold, interest-earning deposits in financial institutions, Federal Home Loan Bank stock, investment securities, deposits, borrowings and subordinated debentures. At June 30, 2013, we had not used any derivatives to alter our interest rate risk profile or for any other reason. However, both the repricing characteristics of our fixed-rate loans and floating-rate loans and the significant percentage of noninterest-bearing deposits compared to interest-earning assets may influence our interest rate risk profile.

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

        We evaluated the results of our net interest income simulation and market value of equity models prepared as of June 30, 2013, the results of which are presented below. Our net interest income simulation indicates that our balance sheet is liability sensitive as rising interest rates would result in a decline in our net interest margin. This profile is primarily a result of (a) the increased origination of fixed-rate loans and variable-rate loans with initial fixed-rate terms over the last several years and (b) declining floating-rate construction loans. Our market value of equity model indicates an asset sensitive profile in the up 100 basis points scenario, switching to liability sensitive in the up 200 and 300 basis point scenarios. An asset sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated market value of equity, while a liability sensitive profile would suggest that our estimated market value of equity would decrease when rates increase. In general, we view the net interest income model results as more relevant to the Company's current operating profile and manage our balance sheet giving priority to this information.

  Net Interest Income Simulation

        We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of June 30, 2013. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

        This analysis calculates the difference between net interest income forecasted using both increasing and decreasing interest rate scenarios and net interest income forecasted using a base market interest rate derived from the U.S. Treasury yield curve at June 30, 2013. In order to arrive at the base case, we extend our balance sheet at June 30, 2013 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products' pricing as of June 30, 2013. Based on such repricings, we calculate an estimated net interest income and net interest margin.

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

        The following table presents as of June 30, 2013, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points:

June 30, 2013 Interest Rate Scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$309,260	(0.1)%	5.09%	(0.01)%
Up 200 basis points	$304,661	(1.6)%	5.02%	(0.08)%
Up 100 basis points	$301,646	(2.6)%	4.97%	(0.13)%
BASE CASE	$309,682	—	5.10%	—
Down 100 basis points	$306,927	(0.9)%	5.06%	(0.04)%
Down 200 basis points	$304,921	(1.5)%	5.03%	(0.07)%
Down 300 basis points	$302,740	(2.2)%	4.99%	(0.11)%

        The net interest income simulation model prepared as of June 30, 2013 suggests our balance sheet is liability sensitive. Liability sensitivity indicates that in a rising interest rate environment, our net interest margin would decrease. Due to the historically low market interest rates as of June 30, 2013 the "down" scenarios are not considered meaningful and are excluded from the following discussion. The liability sensitive profile is due mostly to the mix of fixed-rate loans to total loans in the loan portfolio relative to our amount of interest-bearing deposits that would reprice as interest rates change. Although $2.3 billion of the $4.4 billion of total loans in the portfolio have variable interest rate terms, only $485 million of those variable-rate loans would immediately reprice at June 30, 2013 under the modeled scenarios. Of the remaining variable-rate loans, $1.6 billion would not immediately reprice because the loans' fully indexed rates are below their floor rates. Of these $1.6 billion of loans at their floors, the fully indexed rates would rise off of the floors and reprice as follows:

Cumulative Amount of Loans	Rate Increase Needed to Reprice
(Dollars in thousands)
$733,000	100 bps
$1,139,000	200 bps
$1,322,000	300 bps

        An additional $278 million of hybrid ARM loans would not immediately reprice because the loans contain an initial fixed-rate period before they become adjustable. The cumulative amounts of hybrid ARM loans that would switch from being fixed-rate to floating-rate because the initial fixed-rate term would expire is approximately $111 million, $157 million, and $200 million in the next one, two, and three years, respectively.

        In comparing the June 30, 2013 simulation results to December 31, 2012, our profile has remained relatively unchanged while our overall estimated net interest income has increased for all scenarios. The increase in the simulated net interest income is primarily a result of higher interest income due to the higher average balance of the loan portfolio resulting from the FCAL acquisition.

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

        This model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at June 30, 2013.

        The following table shows the projected change in the market value of equity for the set of rate shocks presented as of June 30, 2013:

June 30, 2013 Interest Rate Scenario	Estimated Market Value	Dollar Change From Base	Percentage Change From Base	Percentage of Total Assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$1,040,547	$(48,887)	(4.5)%	15.5%	129.8%
Up 200 basis points	$1,084,214	$(5,220)	(0.5)%	16.2%	135.2%
Up 100 basis points	$1,110,138	$20,704	1.9%	16.5%	138.5%
BASE CASE	$1,089,434	—	—	16.2%	135.9%
Down 100 basis points	$1,037,260	$(52,174)	(4.8)%	15.5%	129.4%
Down 200 basis points	$1,020,917	$(68,517)	(6.3)%	15.2%	127.3%
Down 300 basis points	$1,022,734	$(66,700)	(6.1)%	15.2%	127.6%

        In comparing the June 30, 2013 simulation results to December 31, 2012, our base case estimated market value of equity has increased while the sensitivity of our overall profile has shifted to a more neutral profile. Base case market value of equity increased $318.7 million compared to December 31, 2012. The increase was due to the $211.9 million increase in book shareholders' equity (due primarily to the $242.3 million increase from the FCAL acquisition, offset partially by the $31.9 million decrease in accumulated other comprehensive income), and the $132.1 million increase in the fair value of deposits less the $26.4 million decrease in the fair value of loans resulting from the change in the market interest rates during the period.

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

  FCAL Merger-Related Litigation

        As set forth below, there are a number of litigations pending against FCB, an entity which was a formerly wholly owned subsidiary of FCAL. On May 31, 2013, pursuant to the FCAL acquisition, FCAL merged with and into PacWest, and FCB merged with and into Pacific Western. Pursuant to the merger agreement executed between FCAL and PacWest on November 6, 2012, PacWest has assumed the defense of the litigations and would assume liability for the results in the event of an adverse result in the cases.

        Eleven lawsuits have been filed in the Superior Court of the State of California, County of Los Angeles against FCB, among others, by various former clients of political campaign and non-profit organization treasurer Kinde Durkee. The lawsuits are entitled (i) Wardlaw, et al. v. First California Bank, et al. (Case No. SC 114232), filed September 23, 2011; (ii) Lou Correa for State Senate, et al. v. First California Bank, et al. (Case No. BC 479872), filed February 29, 2012; (iii) Committee to Re-elect Lorreta Sanchez, et al. v. First California Bank, et al. (Case No. BC 479873), filed February 29, 2012, (iv) Holden for Assembly v. First California Bank, et al. (Case No. BC 489604), filed August 3, 2012; (v) Latino Diabetes Ass'n v. First California Bank, et al. (Case No. BC 489605), filed August 3, 2012; (vi) Jose Solorio Assembly Officeholder Committee, et al. v. First California Bank, et al. (Case No. 492855), filed September 27, 2012; (vii) Foster for Treasurer 2014, et al. v. First California Bank, et al. (Case No. BC 492878), filed September 27, 2012; (viii) Los Angeles County Democratic Central Committee, et al. v. First California Bank, et al. (Case No. BC 492854), filed September 27, 2012; (ix) National Popular Vote v. First California Bank, et al. (Case No. BC 501213), filed February 19, 2013; (x) Zine for City Council v. First California Bank, et al. (Case No. BC 504476), filed April 2, 2013; and (xi) Rothman v. First California Bank, et al. (Case No. BC 511180), filed June 5, 2013. Plaintiffs in each of the cases claim, among other things, that FCB aided and abetted a fraud and unlawful conversion by Ms. Durkee and/or her affiliated company of funds held in accounts at FCB. Based largely on the same alleged conduct, plaintiffs also assert claims for an alleged violation of California Business & Professions Code Section 17200 and for declaratory relief. Plaintiffs seek compensatory and punitive damages, as well as various forms of equitable and declaratory relief.

        Each of the cases is pending before the same judge, who is coordinating their progress. FCB has answered each of the complaints, and the parties are engaged in discovery. A trial date has been scheduled for August 13, 2014 and the parties are scheduled to participate in a mediation session on October 16, 2013. The plaintiffs have not yet made a settlement demand in the cases.

        On September 23, 2011, FCB filed a Complaint-in-Interpleader in the Superior Court of the State of California, County of Los Angeles (Case No. BC 470182), pursuant to which FCB interpleaded the sum of $2,539,049 as the amounts on deposit in accounts at FCB that were controlled by Ms. Durkee on behalf of the several hundred named defendants (the "Interpleader Action"). FCB seeks an order requiring the defendants to interplead and litigate their respective claims, discharging FCB from liability, and restraining proceedings or actions against FCB by the defendants with respect to those amounts. On December 6, 2011, the Interpleader Action was designated as complex and transferred to the Superior Court's complex litigation division. It has been related to the other pending actions that relate to the conduct of Ms. Durkee.

        On June 18, 2012, FCB moved for summary judgment in the Interpleader Action. At hearings held in late 2012 and early 2013, the Superior Court entered summary judgment with respect to a majority of the accounts at issue. Those sums have been paid by the Superior Court to the former accountholders.

        At this time, we believe we have made the appropriate accrual for any liabilities that may arise out of the Kinde Durkee litigation matters, but we are unable to determine with certainty whether there will be any material impact on the Company's financial statements or operations.

  CapitalSource Merger-Related Litigation

        Between July 24, 2013 and August 6, 2013, six putative stockholder class action lawsuits (the "Merger Litigations") were filed against PacWest and certain other defendants in connection with PacWest entering into the CapitalSource Merger Agreement in which PacWest agreed to acquire CapitalSource. The CapitalSource Merger Agreement was publicly announced on July 22, 2013. Three of the six actions were filed in Superior Court of California, Los Angeles County: (1) Engel v. CapitalSource, Inc. et al., Case No. BC516267, filed on July 24, 2013; (2) Miller v. Fremder et al., Case No. BC516590, filed on July 29, 2013; and (3) Holliday v. PacWest Bancorp et al., Case No. BC517209, filed on August 5, 2013. The other three actions were filed in the Court of Chancery of the State of Delaware: (1) Fosket v. Byrnes et al., Case No. 8765, filed on August 1, 2013; (2) Bennett v. CapitalSource, Inc. et al., Case No. 8770, filed on August 2, 2013; and (3) Chalfant v. CapitalSource et al., Case No. 8777, filed on August 6, 2013.

        The Merger Litigations allege variously that the members of the CapitalSource board of directors breached its fiduciary duties to CapitalSource stockholders by approving the proposed merger for inadequate consideration; approving the transaction in order to obtain benefits not equally shared by other CapitalSource stockholders; entering into the CapitalSource Merger Agreement containing preclusive deal protection devices; and failing to take steps to maximize the value to be paid to the CapitalSource stockholders. Each of the Merger Litigations also alleges claims against CapitalSource and PacWest for aiding and abetting these alleged breaches of fiduciary duties. Plaintiffs generally seek, among other things, declaratory and injunctive relief concerning the alleged breaches of fiduciary duties, injunctive relief prohibiting consummation of the acquisition, rescission, an accounting by defendants, damages and attorneys' fees and costs, and other and further relief. At this stage, it is not possible to predict the outcome of the proceedings or their impact on CapitalSource or PacWest.

ITEM 1A.    Risk Factors

        For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed under Part I, Item 1A of the Company's most recent annual report on Form 10-K. See also Part I, Item 2 (Forward-Looking Statements) of this quarterly report on Form 10-Q.

        On July 22, 2013, the Company announced it had entered into the CapitalSource merger agreement. In connection with the execution of that agreement, the Company has supplemented the risk factors previously disclosed in the Company's most recent annual report on Form 10-K as follows:

Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the merger may not be realized.

        The Company and CapitalSource have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger, including anticipated benefits and cost savings, will depend, in part, on PacWest's ability to successfully combine the businesses of PacWest and CapitalSource. To realize these anticipated benefits and cost savings, after the completion of the merger, PacWest expects to integrate CapitalSource's business into its own. It is possible that the integration process could result in the loss of key employees, the disruption of each company's ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company's ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the CapitalSource merger. The loss of key employees could have an adverse effect on PacWest's financial results and the value of its common stock. If PacWest experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected.

Failure to consummate the CapitalSource merger, or a delay in consummating the CapitalSource merger, could negatively impact the market price of PacWest common stock and could have a material adverse effect on our business, financial condition and results of operations.

        Consummation of the CapitalSource merger is subject to various customary conditions, including (i) approval by PacWest's stockholders and CapitalSource's stockholders, (ii) receipt of certain required regulatory approvals and such approvals not containing materially burdensome regulatory conditions, (iii) the absence of any governmental order or law prohibiting the consummation of the CapitalSource merger, (iv) effectiveness of the registration statement for the PacWest common stock to be issued as consideration in the CapitalSource merger and (v) that holders of no more than 10% of the outstanding shares of CapitalSource common stock have exercised their dissenters' rights with respect to the CapitalSource merger. The obligation of each party to consummate the CapitalSource merger is also conditioned upon (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) performance in all material respects by the other party of its obligations under the CapitalSource merger agreement, (iii) the adjusted stockholders' equity of the other party being in excess of a specified level, (iv) receipt by such party of a tax opinion to the effect that the CapitalSource merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, (v) the consent of the FDIC to the transaction under the loss share agreements with Pacific Western Bank and (vi) the absence of a material adverse effect with respect to the other party since the date of the CapitalSource merger agreement. PacWest and CapitalSource have agreed to use their respective reasonable best efforts to obtain all necessary regulatory approvals for the CapitalSource merger. The parties will not be required to take any action, or agree to any condition or restriction, in connection with obtaining any regulatory permits, consents, approvals and authorizations of governmental authorities that would reasonably be likely, in each case following the effective time of the CapitalSource merger (but regardless when the action, condition or restriction is to be taken or implemented), to (i) have a material adverse effect with respect to the combined company and its subsidiaries, taken as a whole or (ii) require PacWest, the Bank, the combined company or the surviving bank in the bank merger to raise additional capital in an amount that would materially reduce the economic benefits of the CapitalSource merger to the holders of PacWest common stock (including the CapitalSource stockholders in respect of the shares of PacWest common stock received by them in the CapitalSource merger).

        If the CapitalSource merger is not consummated, our ongoing business, financial condition and results of operations may be materially adversely affected and the market price of PacWest common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the CapitalSource merger will be consummated. If the consummation of the CapitalSource merger is delayed, including by a delay in receipt of necessary governmental approvals or by the receipt of a competing acquisition proposal, our business, financial condition and results of operations may also be materially adversely affected. Additionally, if the CapitalSource merger agreement is terminated, under certain circumstances, CapitalSource may exercise its option to purchase up to 19.9% of PacWest's outstanding common stock, before giving effect to the exercise of the option. CapitalSource's total realizable value under the option it has been granted is subject to a cap of $72 million. Under certain circumstances, PacWest may be required to repurchase for cash the applicable option. In addition, we have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the CapitalSource merger is not completed, we would have to recognize these expenses without realizing the expected benefits of the transaction. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the CapitalSource merger, including the diversion of management attention from pursuing other opportunities and the constraints in the CapitalSource merger agreement on our ability to make significant changes to our ongoing business during the pendency of the CapitalSource merger, could have a material adverse effect on our business, financial condition and results of operations.

We are subject to various uncertainties and contractual restrictions while the CapitalSource merger is pending that could disrupt the conduct of our business and could have a material adverse effect on our business, financial condition and results of operations.

        Uncertainty about the effect of the CapitalSource merger on employees, customers, suppliers, and vendors may have a material adverse effect on our business, financial condition and results of operations. These uncertainties may impair our ability or the ability of CapitalSource to attract, retain and motivate key personnel, depositors and borrowers pending the consummation of the CapitalSource merger, as such personnel, depositors and borrowers may experience uncertainty about their future roles following the consummation of the CapitalSource merger. Additionally, these uncertainties could cause customers (including depositors and borrowers), suppliers, vendors and others who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us. In addition, competitors may target our existing customers by highlighting potential uncertainties and integration difficulties that may result from the CapitalSource merger.

        We have a small number of key personnel. The pursuit of the CapitalSource merger and the preparation for the integration may place a burden on management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on our business, financial condition and results of operations.

        In addition, the CapitalSource merger agreement restricts us from taking certain actions without CapitalSource's consent while the CapitalSource merger is pending. These restrictions may, among other matters, prevent us from pursuing otherwise attractive business opportunities, selling assets, incurring indebtedness, engaging in significant capital expenditures in excess of certain limits set forth in the merger agreement, entering into other transactions or making other changes to our business prior to consummation of the CapitalSource merger or termination of the CapitalSource merger agreement. These restrictions could have a material adverse effect on our business, financial condition and results of operations.

The consideration to be paid in the CapitalSource merger is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or in the event of any change in our stock price.

        The merger consideration is fixed in the CapitalSource merger agreement and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or changes in the market price of, analyst estimates of, or projections relating to, PacWest common stock. For example, if we experienced an improvement in our business, assets, liabilities, prospects, outlook, financial condition or results of operations prior to the consummation of the CapitalSource merger, there would be no adjustment to the amount of the merger consideration.

If the CapitalSource merger is consummated, we will be subject to substantial additional regulation.

        If the CapitalSource merger is consummated, we will be subject to substantial additional regulation. Areas of additional regulation will include, but not be limited to, more sophisticated stress testing, additional capital requirements, including the phase out of our trust preferred securities as Tier 1 capital that otherwise would have been grandfathered, enhanced governance standards, including those relating to risk management, higher FDIC deposit insurance assessments and direct oversight and examination by the Consumer Financial Protection Bureau. These additional regulatory requirements could divert management's attention away from ongoing business concerns, place a burden on internal resources, impose additional costs or limitations on the Company and affect our profitability.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Repurchases of Common Stock

        The following table presents stock purchases made during the second quarter of 2013:

Purchase Dates	Total Number of Shares Purchased(1)	Average Price Paid Per Share
April 1 - April 30, 2013	—	$—
May 1 - May 31, 2013	3,055	27.79
June 1 - June 30, 2013	—	—

Total	3,055	$27.79

(1)
Shares repurchased pursuant to net settlement by employees, in satisfaction of financial obligations incurred through the vesting of the Company's restricted stock.

ITEM 6.   Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended, of PacWest Bancorp, a Delaware corporation (Exhibit 3.1 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
3.2	Certificate of Amendment, dated May 14, 2010, to Certificate of Incorporation of PacWest Bancorp (Exhibit 3.1 to Form 8-K filed on May 14, 2010 and incorporated herein by this reference).
3.3	Bylaws of PacWest Bancorp, a Delaware corporation, dated April 22, 2008 (Exhibit 3.2 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Earnings for the three months ended June 30, 2013, March 31, 2013, and June 30, 2012 and the six months ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2013, March 31, 2013, and June 30, 2012 and the six months ended June 30, 2013 and 2012, (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 2013, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) the Notes to Condensed Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACWEST BANCORP
Date: August 9, 2013	/s/ VICTOR R. SANTORO Victor R. Santoro Executive Vice President and Chief Financial Officer