Form 10-Q
period 2013-09-30
PACWEST BANCORP
filed 2013-11-08
CIK 1102112

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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

        As of November 4, 2013, there were 44,316,774 shares of the registrant's common stock outstanding, excluding 1,763,544 shares of unvested restricted stock.

PACWEST BANCORP AND SUBSIDIARIES

SEPTEMBER 30, 2013 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements (Unaudited)

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Par Value and Share Data)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Cash and due from banks	$132,467	$89,011
Interest-earning deposits in financial institutions	11,552	75,393

Total cash and cash equivalents	144,019	164,404

Securities available-for-sale, at fair value ($39,378 and $44,684 covered by FDIC loss sharing at September 30, 2013 and December 31, 2012)	1,512,147	1,355,385
Federal Home Loan Bank stock, at cost	34,095	37,126

Total investment securities	1,546,242	1,392,511

Loans and leases, net of unearned income ($510,924 and $543,327 covered by FDIC loss sharing at September 30, 2013 and December 31, 2012)	4,383,393	3,590,297
Allowance for loan and lease losses ($23,235 and $26,069 for loans covered by FDIC loss sharing at September 30, 2013 and December 31, 2012)	(83,786)	(91,968)

Total loans and leases, net	4,299,607	3,498,329

Other real estate owned, net ($12,014 and $22,842 covered by FDIC loss sharing at September 30, 2013 and December 31, 2012)	55,972	56,414
Premises and equipment, net	32,683	19,503
FDIC loss sharing asset	55,653	57,475
Cash surrender value of life insurance	77,512	68,326
Goodwill	215,862	79,866
Core deposit and customer relationship intangibles, net	18,678	14,723
Other assets	170,627	112,107

Total assets	$6,616,855	$5,463,658

LIABILITIES
Noninterest-bearing deposits	$2,328,688	$1,939,212
Interest-bearing deposits	3,104,456	2,769,909

Total deposits	5,433,144	4,709,121
Borrowings	8,243	12,591
Subordinated debentures	132,500	108,250
Discontinued operations	155,807	—
Accrued interest payable and other liabilities	70,872	44,575

Total liabilities	5,800,566	4,874,537

Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value; authorized 75,000,000 shares; 46,528,290 shares issued at September 30, 2013 and 37,772,559 at December 31, 2012 (includes 1,791,462 and 1,698,281 shares of unvested restricted stock)	465	377
Additional paid-in capital	1,282,246	1,062,184
Accumulated deficit	(457,531)	(499,537)
Treasury stock, at cost; 437,548 and 351,650 shares at September 30, 2013 and December 31, 2012	(9,218)	(6,803)
Accumulated other comprehensive income	327	32,900

Total stockholders' equity	816,289	589,121

Total liabilities and stockholders' equity	$6,616,855	$5,463,658

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2013	June 30, 2013	September 30, 2012
				2013	2012
Interest income:
Loans and leases	$75,196	$63,168	$66,711	$199,374	$194,775
Investment securities	9,871	8,414	8,346	26,501	27,484
Deposits in financial institutions	91	49	66	183	154

Total interest income	85,158	71,631	75,123	226,058	222,413

Interest expense:
Deposits	1,692	2,077	3,292	6,418	10,232
Borrowings	108	199	210	451	2,428
Subordinated debentures	1,069	882	850	2,734	2,889

Total interest expense	2,869	3,158	4,352	9,603	15,549

Net interest income	82,289	68,473	70,771	216,455	206,864

Negative provision for credit losses	(4,167)	(1,842)	(2,141)	(2,872)	(8,486)

Net interest income after negative provision for credit losses	86,456	70,315	72,912	219,327	215,350

Noninterest income:
Service charges on deposit accounts	2,938	2,767	3,108	8,568	9,789
Other commissions and fees	2,204	2,154	2,123	6,291	6,101
Gain on sale of leases	604	279	132	1,108	1,525
Gain on sale of securities	—	—	—	409	—
Acquisition-related securities gain	5,222	—	—	5,222	—
Other-than-temporary impairment loss on covered security	—	—	—	—	(1,115)
Increase in cash surrender value of life insurance	62	221	304	716	964
FDIC loss sharing expense, net	(7,032)	(5,410)	(367)	(15,579)	(4,048)
Other income	1,129	192	382	1,435	599

Total noninterest income	5,127	203	5,682	8,170	13,815

Noninterest expense:
Compensation	27,963	26,057	23,812	79,370	71,698
Occupancy	7,828	7,480	6,964	21,906	21,340
Data processing	2,590	2,455	2,310	7,278	6,848
Other professional services	2,830	2,240	2,019	7,167	6,167
Business development	756	798	635	2,290	1,854
Communications	828	622	652	2,063	1,886
Insurance and assessments	1,496	1,267	1,398	4,024	4,014
Non-covered other real estate owned, net	(88)	80	1,883	305	3,834
Covered other real estate owned, net	(332)	(94)	4,290	(1,239)	7,242
Intangible asset amortization	1,512	1,284	1,678	3,972	5,150
Acquisition and integration	5,450	17,997	2,101	24,139	2,997
Debt termination	—	—	—	—	22,598
Other expense	5,367	4,030	3,915	13,324	12,509

Total noninterest expense	56,200	64,216	51,657	164,599	168,137

Earnings from continuing operations before income taxes	35,383	6,302	26,937	62,898	61,028
Income tax expense	(11,243)	(1,906)	(10,849)	(20,868)	(24,119)

Net earnings from continuing operations	24,140	4,396	16,088	42,030	36,909

Earnings (loss) from discontinued operations before income taxes	39	(81)	—	(42)	—
Income tax (expense) benefit	(16)	34	—	18	—

Net earnings (loss) from discontinued operations	23	(47)	—	(24)	—

Net earnings	$24,163	$4,349	$16,088	$42,006	$36,909

Basic earnings per share:
Net earnings from continuing operations	$0.53	$0.11	$0.43	$1.03	$1.00
Net earnings	$0.53	$0.11	$0.43	$1.03	$1.00
Diluted earnings per share:
Net earnings from continuing operations	$0.53	$0.11	$0.43	$1.03	$1.00
Net earnings	$0.53	$0.11	$0.43	$1.03	$1.00
Dividends declared per share	$0.25	$0.25	$0.18	$0.75	$0.54

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2013	June 30, 2013	September 30, 2012
				2013	2012
Net earnings	$24,163	$4,349	$16,088	$42,006	$36,909
Other comprehensive income (loss) related to unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	4,070	(48,189)	12,966	(50,529)	28,560
Income tax benefit (expense) related to unrealized holding (losses) gains arising during the period	483	20,240	(5,445)	23,415	(11,995)
Reclassification adjustment for (gain) loss included in net earnings	(5,222)	—	—	(5,631)	1,115
Income tax (benefit) expense related to reclassification adjustment	—	—	—	172	(468)

Other comprehensive income (loss)	(669)	(27,949)	7,521	(32,573)	17,212

Comprehensive income (loss)	$23,494	$(23,600)	$23,609	$9,433	$54,121

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in Thousands, Except Share Data)

(Unaudited)

	Nine Months Ended September 30, 2013
	Common Stock
						Accumulated Other Comprehensive Income
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total
Balance, December 31, 2012	37,420,909	$377	$1,062,184	$(499,537)	$(6,803)	$32,900	$589,121
Net earnings	—	—	—	42,006	—	—	42,006
Other comprehensive loss—net unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	(32,573)	(32,573)
Issuance of common stock for acquisition of First California Financial Group, Inc.	8,403,119	84	242,184	—	—	—	242,268
Restricted stock awarded and earned stock compensation, net of shares forfeited	352,612	4	6,541	—	—	—	6,545
Restricted stock surrendered	(85,898)	—	—	—	(2,415)	—	(2,415)
Tax effect from vesting of restricted stock	—	—	985	—	—	—	985
Cash dividends paid ($0.75 per share)	—	—	(29,648)	—	—	—	(29,648)

Balance, September 30, 2013	46,090,742	$465	$1,282,246	$(457,531)	$(9,218)	$327	$816,289

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$42,006	$36,909
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	23,768	18,349
Negative provision for credit losses	(2,872)	(8,486)
Gain on sale of other real estate owned	(4,006)	(4,542)
Provision for losses on other real estate owned	2,094	13,566
Gain on sale of leases	(1,108)	(1,525)
(Gain) loss on sale of premises and equipment	(15)	158
Gain on branch sale	—	(297)
Gain on sale of securities	(409)	—
Acquisition-related securities gain	(5,222)	—
Other-than-temporary impairment loss on covered security	—	1,115
Earned stock compensation	6,545	4,631
Tax effect included in stockholders' equity of restricted stock vesting	(985)	(224)
Decrease in accrued and deferred income taxes, net	4,267	6,423
Decrease in FDIC loss sharing asset	19,063	22,547
Decrease in other assets	6,254	3,262
Decrease in accrued interest payable and other liabilities	(22,952)	(19,156)

Net cash provided by operating activities	66,428	72,730

Cash flows from investing activities:
Net cash and cash equivalents acquired (used) in acquisitions	273,013	(86,931)
Net cash used in branch sale	—	(119,756)
Net decrease in loans and leases	221,779	200,080
Proceeds from sale of loans and leases	18,812	42,128
Securities available-for-sale:
Proceeds from maturities and paydowns	264,654	310,273
Proceeds from sales	12,810	45,639
Purchases	(504,936)	(320,936)
Net redemptions of Federal Home Loan Bank stock	12,549	6,595
Proceeds from sales of other real estate owned	28,918	43,881
Purchases of premises and equipment, net	(2,246)	(2,208)
Proceeds from sales of premises and equipment	26	700

Net cash provided by investing activities	325,379	119,465

Cash flows from financing activities:
Net increase (decrease) in deposits:
Noninterest-bearing	28,310	339,718
Interest-bearing	(405,166)	(224,165)
Net decrease in borrowings	(4,258)	(222,736)
Redemption of subordinated debentures	—	(18,558)
Repayment of acquired debt	—	(180,796)
Restricted stock surrendered	(2,415)	(1,424)
Tax effect included in stockholders' equity of restricted stock vesting	985	224
Cash dividends paid	(29,648)	(19,669)

Net cash used in financing activities	(412,192)	(327,406)

Net decrease in cash and cash equivalents	(20,385)	(135,211)
Cash and cash equivalents, beginning of period	164,404	295,617

Cash and cash equivalents, end of period	$144,019	$160,406

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,604	$17,457
Cash paid for income taxes	16,703	17,884
Loans transferred to other real estate owned	12,754	32,244
Common stock issued for First California Financial Group acquisition	242,268	—

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

        We generate our revenue primarily from interest received on loans and leases and, to a lesser extent, from interest received on investment securities, and fees received in connection with deposit services, extending credit and other services offered, including foreign exchange services. Our major operating expenses are the interest paid by the Bank on deposits and borrowings, compensation and general operating expenses. The Bank relies on a foundation of locally generated and relationship-based deposits, with 73 branches located across 10 California counties. The Bank has a relatively low cost of funds due to a high percentage of noninterest-bearing and low cost deposits.

        We have completed 26 acquisitions from May 2000 through September 30, 2013, including the acquisition of First California Financial Group, Inc. ("FCAL") on May 31, 2013. Since 2000, our acquisitions have been accounted for using the acquisition method of accounting and accordingly, the operating results of the acquired entities have been included in the condensed consolidated financial statements from their respective acquisition dates. See Note 3, Acquisitions, for more information about the FCAL acquisition and the acquisitions that we made in 2012, and Note 18, Subsequent Events, for information regarding the announcement of the CapitalSource, Inc. merger.

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

  Reclassifications

        Certain prior period amounts have been reclassified to conform to the current period's presentation format. Starting with the June 30, 2013 quarter-end, loan tables presented non-purchased credit impaired ("Non-PCI") and purchased credit impaired ("PCI") loan categories in addition to covered and non-covered loan information. Previously the loan tables only presented covered and non-covered loan categories.

NOTE 2—DISCONTINUED OPERATIONS

        In connection with the acquisition of FCAL, we acquired Electronic Payment Services ("EPS"), a division of the Bank that is being discontinued. Accordingly, all income and expense related to EPS have been removed from continuing operations and are included in the condensed consolidated statements of earnings under the caption "Earnings (loss) from discontinued operations." For the three months ended September 30, 2013, revenues (net interest income plus noninterest income) and pre-tax income for the EPS division were $1.1 million and $39,000, respectively. For the period from acquisition date to September 30, 2013, revenues and pre-tax loss for the EPS division were $1.6 million and $42,000, respectively. Liabilities of the EPS division, which consist primarily of noninterest-bearing deposits, are included in the condensed consolidated balance sheets under the caption "Discontinued operations." Included in the EPS noninterest-bearing deposits are $104.8 million of brokered deposits. For segment reporting purposes, the EPS division is included in our Banking Segment.

NOTE 3—ACQUISITIONS

        We completed the following acquisitions during the time period of January 1, 2012 to September 30, 2013, using the acquisition method of accounting, and accordingly, the operating results of the acquired entities have been included in our condensed consolidated financial statements from their respective dates of acquisition.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 3—ACQUISITIONS (Continued)

        The following balance sheets of the acquired entities are presented at estimated fair value as of their respective acquisition dates:

	Acquisition and Date Acquired
	First California Financial Group	American Perspective Bank	Celtic Capital Corporation	Pacific Western Equipment Finance
	May 31, 2013	August 1, 2012	April 3, 2012	January 3, 2012
	(In thousands)
Assets Acquired:
Cash and due from banks	$6,124	$3,370	$3,435	$7,092
Interest-earning deposits in financial institutions	266,889	10,081	—	—
Investment securities available-for-sale	4,444	48,887	—	—
FHLB stock	9,518	1,412	—	—
Loans and leases	1,049,613	197,279	54,963	140,959
Other real estate owned	13,772	1,561	—	—
Premises and equipment	15,322	—	—	—
FDIC loss sharing asset	17,241	—	—	—
Cash surrender value of life insurance	13,265	—	—	—
Goodwill	136,189	15,047	6,645	19,033
Core deposit and customer relationship intangibles	7,927	1,924	1,300	1,700
Other intangible assets	—	—	670	1,420
Leases in process	—	—	—	19,162
Other assets	40,192	4,234	69	467

Total assets acquired	$1,580,496	$283,795	$67,082	$189,833

Liabilities Assumed:
Noninterest-bearing deposits	$361,166	$40,673	$—	$—
Interest-bearing deposits	739,713	178,891	—	—
Borrowings from parent	—	—	—	128,677
Other borrowings	—	5,315	46,804	15,839
Subordinated debentures	24,061	—	—	—
Discontinued operations	184,619	—	—	—
Accrued interest payable and other liabilities	19,369	840	2,278	10,317

Total liabilities assumed	$1,328,928	$225,719	$49,082	$154,833

Total consideration paid	$251,568	$58,076	$18,000	$35,000

Summary of consideration:
Cash paid	$—	$58,076	$18,000	$35,000
PacWest common stock issued	242,268	—	—	—
Cancellation of FCAL common stock owned by
PacWest (at acquisition date fair value)	9,300	—	—	—

Total	$251,568	$58,076	$18,000	$35,000

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

        In the FCAL acquisition, each share of FCAL common stock was converted into the right to receive 0.2966 of a share of PacWest common stock. The exchange ratio was calculated based on the volume-weighted average share price of PacWest common stock for the 20 consecutive trading days ending on the second full trading day prior to the receipt of the last of the regulatory approvals required under the merger agreement. PacWest issued an aggregate of approximately 8.4 million shares of PacWest common stock to FCAL stockholders. In addition, approximately one million shares of FCAL common stock previously owned by PacWest were cancelled in the transaction. Based on the closing price of PacWest's common stock on May 31, 2013 of $28.83 per share, the aggregate consideration paid to FCAL common stockholders, plus the acquisition date fair value of the FCAL shares of common stock cancelled in the merger, was $251.6 million.

        The integration of FCB systems and the conversion of FCB's branches to PWB's operating platform were completed in June 2013. FCB had 15 branches, eight of which overlapped with existing PWB branches. Six of the FCB branches and two PWB branches were closed as part of the integration and consolidation plan. As a result PWB added seven locations to its branch network.

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

        The FCAL acquisition has been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the May 31, 2013 acquisition date. Such fair values are preliminary estimates and are subject to adjustment for up to one year after the acquisition date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. While the fair values are preliminary we believe there will not be material adjustments to the amounts recorded with the exception of the acquired tax assets, which will be finalized once the final tax returns have been filed. The application of the acquisition method of accounting resulted in goodwill of $136.2 million. All of the recognized goodwill is expected to be non-deductible for tax purposes.

        During the third quarter of 2013, we recorded a $5.2 million non-taxable securities gain in earnings related to the FCAL acquisition. Prior to the closing of the FCAL acquisition, we acquired 1,094,000 shares of FCAL common stock at a cost of $4.1 million. These shares were carried in our securities available-for-sale portfolio at their estimated market value with their unrealized gain of $5.2 million included in stockholders' equity at May 31, 2013. Our accounting for the FCAL acquisition included these shares at their historical cost. We should have included these shares at their estimated fair value

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 3—ACQUISITIONS (Continued)

and recognized an acquisition-related securities gain of $5.2 million at May 31, 2013. We corrected for this in the third quarter of 2013 by recognizing the gain with an offset to goodwill.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 3—ACQUISITIONS (Continued)

        No pro forma results of operations information have been provided for the three months ended September 30, 2013 as FCAL was acquired on May 31, 2013 and the actual results of FCAL and the Company are included together for this three-month period in the condensed consolidated statements of earnings.

		Nine Months Ended September 30,
	Three Months Ended September 30, 2012
		2013	2012
	(In thousands, except per share data)
Pro forma revenues (net interest income plus noninterest income)	$95,441	$250,155	$278,182
Pro forma net earnings from continuing operations	$19,880	$49,692	$47,039
Pro forma net earnings from continuing operations per share:
Basic	$0.44	$1.09	$1.04
Diluted	$0.44	$1.09	$1.04

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

        The following table presents the changes in the carrying amount of goodwill for the period indicated:

Goodwill
(In thousands)
Balance, December 31, 2012	$79,866
Adjustment to APB goodwill	(193)
Non-tax deductible addition from the FCAL acquisition	136,189

Balance, September 30, 2013	$215,862

        Our intangible assets with definite lives are core deposit intangibles, or CDI, and customer relationship intangibles, or CRI. These intangible assets are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or loan customers acquired. The weighted average amortization period for the CDI addition from the FCAL acquisition is 3.1 years. The weighted average amortization period remaining for all of our CDI and CRI is 3.0 years. The aggregate CDI and CRI amortization expense is expected to be $5.4 million for 2013. The estimated aggregate amortization expense related to these intangible assets for each of the next five years is $5.3 million for 2014, $4.8 million for 2015, $3.0 million for 2016, $1.6 million for 2017, and $1.3 million for 2018.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2013	June 30, 2013	September 30, 2012
				2013	2012
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$53,339	$45,412	$62,272	$45,412	$67,100
Additions	—	7,927	1,924	7,927	4,924
Fully amortized portion	(4,376)	—	(12,918)	(4,376)	(20,746)
Removal due to branch sale	—	—	(5,866)	—	(5,866)

Balance, end of period	48,963	53,339	45,412	48,963	45,412

Accumulated Amortization:
Balance, beginning of period	(33,149)	(31,865)	(45,329)	(30,689)	(49,685)
Amortization	(1,512)	(1,284)	(1,678)	(3,972)	(5,150)
Fully amortized portion	4,376	—	12,918	4,376	20,746
Removal due to branch sale	—	—	4,576	—	4,576

Balance, end of period	(30,285)	(33,149)	(29,513)	(30,285)	(29,513)

Net CDI and CRI, end of period	$18,678	$20,190	$15,899	$18,678	$15,899

NOTE 5—INVESTMENT SECURITIES

  Securities Available-for-Sale

        The following tables present amortized cost, gross unrealized gains and losses, and carrying value of securities available-for-sale as of the dates indicated:

	September 30, 2013
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$695,768	$19,853	$(1,659)	$713,962
Government agency and government-sponsored enterprise collateralized mortgage obligations	201,531	730	(2,901)	199,360
Covered private label collateralized mortgage obligations	31,503	7,983	(108)	39,378
Municipal securities	460,754	2,150	(23,269)	439,635
Corporate debt securities	84,028	61	(1,983)	82,106
Other securities	37,999	1	(294)	37,706

Total securities available-for-sale	$1,511,583	$30,778	$(30,214)	$1,512,147

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

        The covered private label collateralized mortgage obligations ("CMO's") were acquired in the FDIC-assisted acquisition of Affinity Bank in August 2009 and are covered by an FDIC loss sharing agreement. The loss sharing provisions of this agreement expire in the third quarter of 2014 for non-single family covered assets such as these private label CMO's. Other securities consist primarily of asset backed securities and collateralized loan obligations. See Note 11, Fair Value Measurements, for information on fair value measurements and methodology.

        The following table presents the contractual maturity distribution of our available-for-sale securities portfolio based on amortized cost and carrying value as of the date indicated:

	September 30, 2013
Maturity	Amortized Cost	Carrying Value
	(In thousands)
Due in one year or less	$3,774	$3,775
Due after one year through five years	24,449	24,707
Due after five years through ten years	124,905	124,317
Due after ten years	1,358,455	1,359,348

Total securities available-for-sale	$1,511,583	$1,512,147

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—INVESTMENT SECURITIES (Continued)

        At September 30, 2013, the estimated fair value of residential mortgage-backed debt securities issued by the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac") that were held in our portfolio was approximately $774.8 million. We do not own any equity securities issued by Fannie Mae or Freddie Mac.

        As of September 30, 2013, securities available-for-sale with a carrying value of $201.9 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.

        There were no securities sold during the three months ended September 30, 2013. However, we recorded a $5.2 million non-taxable gain to recognize our previously-held equity interest in FCAL common stock at its fair value as of the acquisition date rather than at its historical cost. During the three months ended March 31, 2013, we sold $12.4 million in corporate debt securities for which we realized a $409,000 gross gain. These securities were sold as part of our investment portfolio risk management activities to reduce price volatility and duration.

        The following tables present, for those securities that were in a gross unrealized loss position, the carrying values and the gross unrealized losses on securities by length of time the securities were in an unrealized loss position as of the dates indicated:

	September 30, 2013
	Less Than 12 Months		12 months or Longer		Total
Security Type	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$124,088	$(1,658)	$43	$(1)	$124,131	$(1,659)
Government agency and government-sponsored enterprise collateralized mortgage obligations	139,846	(2,856)	4,610	(45)	144,456	(2,901)
Covered private label collateralized mortgage obligations	543	(19)	636	(89)	1,179	(108)
Municipal securities	323,419	(23,269)	—	—	323,419	(23,269)
Corporate debt securities	61,831	(1,983)	—	—	61,831	(1,983)
Other securities	33,942	(294)	—	—	33,942	(294)

Total	$683,669	$(30,079)	$5,289	$(135)	$688,958	$(30,214)

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

        We reviewed the securities that were in a continuous loss position less than 12 months and longer than 12 months at September 30, 2013, and concluded that their losses were a result of the level of market interest rates relative to the types of securities and not a result of the underlying issuers' ability to repay. Accordingly, we determined that the securities were temporarily impaired and we did not recognize such impairment in the condensed consolidated statements of earnings. Additionally, we have no plans to sell these securities and believe that it is more likely than not we would not be required to sell these securities before recovery of their amortized cost.

        The following table presents the composition of our interest income on investment securities:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2013	June 30, 2013	September 30, 2012
Securities Interest by Type:				2013	2012
	(In thousands)
Taxable interest	$6,028	$5,388	$6,832	$16,979	$23,716
Nontaxable interest	3,302	2,716	1,458	8,443	3,572
Dividend income	541	310	56	1,079	196

Total interest income on investment securities	$9,871	$8,414	$8,346	$26,501	$27,484

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—INVESTMENT SECURITIES (Continued)

  FHLB Stock

        At September 30, 2013, the Company had a $34.1 million investment in Federal Home Loan Bank of San Francisco ("FHLB") stock carried at cost. During the third quarter of 2013, FHLB stock decreased $5.0 million due to redemptions by the FHLB. We evaluated the carrying value of our FHLB stock investment at September 30, 2013, and determined that it was not impaired. Our evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

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

        We further present our loans by "covered" and "non-covered" loan categories. Covered loans represent loans covered by loss sharing agreements with the FDIC for which we will be reimbursed for a substantial portion of any future losses under the terms of the agreements. Covered loans also include a portion of the loans acquired in the FCAL acquisition as FCB had acquired two failed banks from the FDIC for which the loss sharing agreements with the FDIC remain in effect. Non-covered loans and leases represent loans and leases not covered by FDIC loss sharing agreements.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

        The following table summarizes the composition of our loan and lease portfolio as of the dates indicated:

	September 30, 2013			December 31, 2012
	Non-PCI Loans and Leases	PCI Loans	Total	Non-PCI Loans and Leases	PCI Loans	Total
	(In thousands)
Non-covered loans and leases	$3,854,129	$19,259	$3,873,388	$3,049,505	$—	$3,049,505
Covered loans	97,426	413,498	510,924	25,442	517,885	543,327

Total gross loans and leases	3,951,555	432,757	4,384,312	3,074,947	517,885	3,592,832
Unearned income	(919)	—	(919)	(2,535)	—	(2,535)

Total loans and leases, net of unearned income	3,950,636	432,757	4,383,393	3,072,412	517,885	3,590,297

Allowance for loan and lease losses:
Non-covered loans and leases	(60,551)	—	(60,551)	(65,899)	—	(65,899)
Covered loans	—	(23,235)	(23,235)	—	(26,069)	(26,069)

Total allowance for loan and lease losses	(60,551)	(23,235)	(83,786)	(65,899)	(26,069)	(91,968)

Total net loans and leases	$3,890,085	$409,522	$4,299,607	$3,006,513	$491,816	$3,498,329

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

        The following table presents the composition of our gross loans and leases by portfolio segment as of the dates indicated:

	September 30, 2013			December 31, 2012
	Non-PCI Loans and Leases	PCI Loans	Total	Non-PCI Loans and Leases	PCI Loans	Total
	(In thousands)
Non-Covered Loans and Leases
Real estate mortgage	$2,476,180	$17,928	$2,494,108	$1,917,670	$—	$1,917,670
Real estate construction	180,697	1,296	181,993	129,959	—	129,959
Commercial	918,669	—	918,669	787,775	—	787,775
Leases	235,791	—	235,791	174,373	—	174,373
Consumer	30,763	35	30,798	22,487	—	22,487
Foreign	12,029	—	12,029	17,241	—	17,241

Total gross non-covered loans and leases	$3,854,129	$19,259	$3,873,388	$3,049,505	$—	$3,049,505

Covered Loans
Real estate mortgage	$75,601	$401,672	$477,273	$20,843	$484,057	$504,900
Real estate construction	9,260	10,271	19,531	—	24,645	24,645
Commercial	9,500	1,265	10,765	4,113	9,071	13,184
Consumer	3,065	290	3,355	486	112	598

Total gross covered loans	$97,426	$413,498	$510,924	$25,442	$517,885	$543,327

Total Loans and Leases
Real estate mortgage	$2,551,781	$419,600	$2,971,381	$1,938,513	$484,057	$2,422,570
Real estate construction	189,957	11,567	201,524	129,959	24,645	154,604
Commercial	928,169	1,265	929,434	791,888	9,071	800,959
Leases	235,791	—	235,791	174,373	—	174,373
Consumer	33,828	325	34,153	22,973	112	23,085
Foreign	12,029	—	12,029	17,241	—	17,241

Total gross loans and leases	$3,951,555	$432,757	$4,384,312	$3,074,947	$517,885	$3,592,832

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

        The following tables present a summary of the activity in the allowance for loan and lease losses on Non-PCI loans and leases and PCI loans by portfolio segment for the periods indicated:

	Three Months Ended September 30, 2013
	Real Estate Mortgage	Real Estate Construction	Commercial	Leases	Consumer	Foreign	Total Non-PCI	Total PCI	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$31,804	$3,432	$24,165	$2,096	$1,667	$82	$63,246	$27,397	$90,643
Charge-offs	(281)	—	(2,439)	—	(75)	—	(2,795)	—	(2,795)
Recoveries	152	179	321	—	15	3	670	5	675
Provision (negative provision)	(2,069)	(66)	1,022	240	332	(29)	(570)	(4,167)	(4,737)

Balance, end of period	$29,606	$3,545	$23,069	$2,336	$1,939	$56	$60,551	$23,235	$83,786

	Nine Months Ended September 30, 2013
	Real Estate Mortgage	Real Estate Construction	Commercial	Leases	Consumer	Foreign	Total Non-PCI	Total PCI	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$38,700	$3,221	$20,661	$1,493	$1,726	$98	$65,899	$26,069	$91,968
Charge-offs	(3,840)	—	(4,517)	(114)	(111)	—	(8,582)	—	(8,582)
Recoveries	1,665	514	2,025	—	57	3	4,264	38	4,302
Provision (negative provision)	(6,919)	(190)	4,900	957	267	(45)	(1,030)	(2,872)	(3,902)

Balance, end of period	$29,606	$3,545	$23,069	$2,336	$1,939	$56	$60,551	$23,235	$83,786

Amount of the allowance applicable to loans and leases:
Individually evaluated for impairment	$3,225	$103	$6,147	$—	$240	$—	$9,715

Collectively evaluated for impairment	$26,381	$3,442	$16,922	$2,336	$1,699	$56	$50,836

Acquired with deteriorated credit quality								$23,235

Loans and Leases:
Ending balance	$2,551,781	$189,957	$928,169	$235,791	$33,828	$12,029	$3,951,555	$432,757	$4,384,312

The ending balance of the loan and lease portfolio is composed of loans and leases:
Individually evaluated for impairment	$90,329	$14,878	$24,839	$244	$792	$—	$131,082

Collectively evaluated for impairment	$2,461,452	$175,079	$903,330	$235,547	$33,036	$12,029	$3,820,473

Acquired with deteriorated credit quality								$432,757

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

	Three Months Ended September 30, 2012
	Real Estate Mortgage	Real Estate Construction	Commercial	Leases	Consumer	Foreign	Total Non-PCI	Total PCI	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$42,236	$5,496	$21,979	$498	$1,735	$117	$72,061	$31,463	$103,524
Charge-offs	(1,118)	(492)	(492)	—	(25)	—	(2,127)	(618)	(2,745)
Recoveries	845	11	218	—	32	2	1,108	—	1,108
Provision (negative provision)	(3,226)	1,582	(685)	629	(188)	(12)	(1,900)	(141)	(2,041)

Balance, end of period	$38,737	$6,597	$21,020	$1,127	$1,554	$107	$69,142	$30,704	$99,846

	Nine Months Ended September 30, 2012
	Real Estate Mortgage	Real Estate Construction	Commercial	Leases	Consumer	Foreign	Total Non-PCI	Total PCI	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$50,205	$8,697	$23,308	$—	$2,768	$335	$85,313	$31,275	$116,588
Charge-offs	(5,891)	(492)	(2,715)	—	(258)	—	(9,356)	(4,085)	(13,441)
Recoveries	1,217	35	1,232	—	79	22	2,585	—	2,585
Provision (negative provision)	(6,794)	(1,643)	(805)	1,127	(1,035)	(250)	(9,400)	3,514	(5,886)

Balance, end of period	$38,737	$6,597	$21,020	$1,127	$1,554	$107	$69,142	$30,704	$99,846

Amount of the allowance applicable to loans and leases:
Individually evaluated for impairment	$5,568	$2,468	$6,051	$—	$265	$—	$14,352

Collectively evaluated for impairment	$33,169	$4,129	$14,969	$1,127	$1,289	$107	$54,790

Acquired with deteriorated credit quality								$30,704

Loans and Leases:
Ending balance	$1,950,777	$152,748	$777,365	$161,934	$21,118	$16,126	$3,080,068	$571,113	$3,651,181

The ending balance of the loan and lease portfolio is composed of loans and leases:
Individually evaluated for impairment	$100,133	$31,792	$19,051	$420	$623	$—	$152,019

Collectively evaluated for impairment	$1,850,644	$120,956	$758,314	$161,514	$20,495	$16,126	$2,928,049

Acquired with deteriorated credit quality								$571,113

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

  Loans and Leases, Excluding PCI Loans

        The following table presents the composition of loans and leases (excluding PCI loans), which we also refer to as Non-PCI loans and leases, by portfolio segment as of the dates indicated:

	September 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage	$2,551,781	65%	$1,938,513	63%
Real estate construction	189,957	5	129,959	4
Commercial	928,169	23	791,888	25
Leases	235,791	6	174,373	6
Consumer	33,828	1	22,973	1
Foreign	12,029	—	17,241	1

Total gross Non-PCI loans and leases	3,951,555	100%	3,074,947	100%

Less:
Unearned income	(919)		(2,535)
Allowance for loan and lease losses	(60,551)		(65,899)

Total net Non-PCI loans and leases	$3,890,085		$3,006,513

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

	September 30, 2013			December 31, 2012
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(In thousands)
Real estate mortgage:
Hospitality	$182,419	$5,654	$188,073	$168,489	$12,655	$181,144
SBA 504	42,621	5,505	48,126	48,372	5,786	54,158
Other	2,247,865	67,717	2,315,582	1,653,446	49,765	1,703,211

Total real estate mortgage	2,472,905	78,876	2,551,781	1,870,307	68,206	1,938,513

Real estate construction:
Residential	60,390	1,764	62,154	46,591	2,038	48,629
Commercial	121,221	6,582	127,803	77,503	3,827	81,330

Total real estate construction	181,611	8,346	189,957	124,094	5,865	129,959

Commercial:
Collateralized	538,101	24,392	562,493	442,293	14,802	457,095
Unsecured	104,608	1,618	106,226	67,133	2,905	70,038
Asset-based	225,110	6,788	231,898	235,075	4,355	239,430
SBA 7(a)	21,764	5,788	27,552	18,888	6,437	25,325

Total commercial	889,583	38,586	928,169	763,389	28,499	791,888

Leases	235,547	244	235,791	174,129	244	174,373
Consumer	29,089	4,739	33,828	21,733	1,240	22,973
Foreign	12,029	—	12,029	17,241	—	17,241

Total Non-PCI loans and leases	$3,820,764	$130,791	$3,951,555	$2,970,893	$104,054	$3,074,947

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

        The following tables present an aging analysis of our Non-PCI loans and leases by portfolio segment and class as of the dates indicated:

	September 30, 2013
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Hospitality	$—	$—	$—	$—	$188,073	$188,073
SBA 504	—	—	120	120	48,006	48,126
Other	4,623	486	3,294	8,403	2,307,179	2,315,582

Total real estate mortgage	4,623	486	3,414	8,523	2,543,258	2,551,781

Real estate construction:
Residential	—	—	—	—	62,154	62,154
Commercial	571	—	—	571	127,232	127,803

Total real estate construction	571	—	—	571	189,386	189,957

Commercial:
Collateralized	2,250	426	6,004	8,680	553,813	562,493
Unsecured	82	1,348	225	1,655	104,571	106,226
Asset-based	1,490	—	—	1,490	230,408	231,898
SBA 7(a)	72	868	201	1,141	26,411	27,552

Total commercial	3,894	2,642	6,430	12,966	915,203	928,169

Leases	—	—	244	244	235,547	235,791
Consumer	163	5	178	346	33,482	33,828
Foreign	—	—	—	—	12,029	12,029

Total non-PCI loans and leases	$9,251	$3,133	$10,266	$22,650	$3,928,905	$3,951,555

        At September 30, 2013 and December 31, 2012, the Company had no loans and leases (excluding PCI loans) that were greater than 90 days past due and still accruing interest. It is the Company's policy to discontinue accruing interest when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to the collectability of a loan or lease in the normal course of business. At September 30, 2013, nonaccrual loans and leases totaled $50.8 million. Nonaccrual loans and leases include $3.9 million of loans 30 to 89 days past due and $36.6 million of current loans which have been placed on nonaccrual status based on management's judgment regarding their collectability.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

        The following table presents our nonaccrual and performing Non-PCI loans and leases by portfolio segment and class as of the dates indicated:

	September 30, 2013			December 31, 2012
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Hospitality	$—	$188,073	$188,073	$6,908	$174,236	$181,144
SBA 504	2,791	45,335	48,126	2,982	51,176	54,158
Other	21,628	2,293,954	2,315,582	16,585	1,686,626	1,703,211

Total real estate mortgage	24,419	2,527,362	2,551,781	26,475	1,912,038	1,938,513

Real estate construction:
Residential	826	61,328	62,154	1,057	47,572	48,629
Commercial	2,857	124,946	127,803	2,715	78,615	81,330

Total real estate construction	3,683	186,274	189,957	3,772	126,187	129,959

Commercial:
Collateralized	15,256	547,237	562,493	4,462	452,633	457,095
Unsecured	334	105,892	106,226	2,027	68,011	70,038
Asset-based	3,381	228,517	231,898	176	239,254	239,430
SBA 7(a)	2,934	24,618	27,552	4,181	21,144	25,325

Total commercial	21,905	906,264	928,169	10,846	781,042	791,888

Leases	244	235,547	235,791	244	174,129	174,373
Consumer	594	33,234	33,828	425	22,548	22,973
Foreign	—	12,029	12,029	—	17,241	17,241

Total Non-PCI loans and leases	$50,845	$3,900,710	$3,951,555	$41,762	$3,033,185	$3,074,947

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

        Nonaccrual loans and leases and performing restructured loans are considered impaired for reporting purposes. The following table presents the composition of our impaired loans and leases as of the dates indicated:

	September 30, 2013			December 31, 2012
	Nonaccrual Loans/Leases	Performing Restructured Loans	Total Impaired Loans/Leases	Nonaccrual Loans/Leases	Performing Restructured Loans	Total Impaired Loans/Leases
	(In thousands)
Real estate mortgage	$24,419	$65,910	$90,329	$26,475	$80,723	$107,198
Real estate construction	3,683	11,195	14,878	3,772	21,678	25,450
Commercial	21,905	2,934	24,839	10,846	3,684	14,530
Leases	244	—	244	244	—	244
Consumer	594	198	792	425	203	628

Total	$50,845	$80,237	$131,082	$41,762	$106,288	$148,050

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

        The following tables present information regarding our impaired loans and leases (excluding PCI loans) by portfolio segment and class for the dates indicated:

	September 30, 2013			December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$8,770	$9,611	$319	$8,954	$9,640	$2,396
SBA 504	1,649	1,649	231	1,676	1,676	324
Other	50,029	50,164	2,675	58,364	60,262	5,107
Real estate construction:
Residential	391	391	82	1,303	1,330	165
Commercial	8,541	8,541	21	6,723	6,723	206
Commercial:
Collateralized	4,483	4,752	4,340	2,477	2,731	1,865
Unsecured	787	815	361	2,396	3,121	2,234
Asset-based	3,381	3,381	1,238	—	—	—
SBA 7(a)	1,278	1,351	208	2,871	3,616	426
Consumer	429	473	240	466	506	265
With No Related Allowance Recorded:
Real estate mortgage:
SBA 504	$2,791	$3,785	$—	$2,982	$3,755	$—
Other	27,090	40,693	—	35,222	39,503	—
Real estate construction:
Residential	435	471	—	—	—	—
Commercial	5,511	9,923	—	17,424	21,085	—
Commercial:
Collateralized	11,813	19,542	—	3,657	4,994	—
Unsecured	217	298	—	156	163	—
Asset-based	—	—	—	176	176	—
SBA 7(a)	2,880	4,645	—	2,797	4,057	—
Leases	244	244	—	244	244	—
Consumer	363	475	—	162	233	—
Total Non-PCI Loans and Leases With and Without An Allowance Recorded:
Real estate mortgage	$90,329	$105,902	$3,225	$107,198	$114,836	$7,827
Real estate construction	14,878	19,326	103	25,450	29,138	371
Commercial	24,839	34,784	6,147	14,530	18,858	4,525
Leases	244	244	—	244	244	—
Consumer	792	948	240	628	739	265

Total	$131,082	$161,204	$9,715	$148,050	$163,815	$12,988

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

	Three Months Ended September 30,
	2013		2012
	Weighted Average Recorded Investment(1)	Interest Income Recognized	Weighted Average Recorded Investment(1)	Interest Income Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$8,770	$109	$9,049	$21
SBA 504	1,649	23	927	25
Other	47,411	481	30,884	443
Real estate construction:
Residential	391	—	1,283	3
Commercial	8,541	88	18,408	146
Commercial:
Collateralized	4,467	7	4,199	17
Unsecured	787	8	2,309	5
Asset-based	2,377	—	—	—
SBA 7(a)	1,278	12	2,042	20
Consumer	429	3	474	3
With No Related Allowance Recorded:
Real estate mortgage:
SBA 504	$2,791	$—	$1,330	$—
Other	25,540	410	52,200	577
Real estate construction:
Residential	435	—	753	16
Commercial	5,511	98	11,348	97
Commercial:
Collateralized	8,989	15	4,972	7
Unsecured	217	—	156	—
Asset-based	—	—	176	—
SBA 7(a)	2,846	5	3,902	19
Leases	244	—	360	—
Consumer	248	—	149	—
Total Non-PCI Loans and Leases With and Without An Allowance Recorded:
Real estate mortgage	$86,161	$1,023	$94,390	$1,066
Real estate construction	14,878	186	31,792	262
Commercial	20,961	47	17,756	68
Leases	244	—	360	—
Consumer	677	3	623	3

Total	$122,921	$1,259	$144,921	$1,399

(1)
For the loans and leases (excluding PCI loans) reported as impaired at September 30, 2013 and September 30, 2012, amounts were calculated based on the period of time such loans and leases were impaired during the reporting period.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

	Nine Months Ended September 30,
	2013		2012
	Weighted Average Recorded Investment(1)	Interest Income Recognized	Weighted Average Recorded Investment(1)	Interest Income Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$8,770	$355	$9,049	$57
SBA 504	1,649	67	545	17
Other	46,401	1,400	27,749	886
Real estate construction:
Residential	391	—	1,283	7
Commercial	8,541	268	18,408	407
Commercial:
Collateralized	3,000	22	3,773	45
Unsecured	787	25	2,302	16
Asset-based	870	—	—	—
SBA 7(a)	1,278	35	1,996	62
Consumer	429	8	370	4
With No Related Allowance Recorded:
Real estate mortgage:
SBA 504	$2,727	$—	$1,330	$—
Other	19,826	522	48,441	1,688
Real estate construction:
Residential	435	—	753	49
Commercial	4,679	69	10,598	276
Commercial:
Collateralized	4,861	15	4,796	20
Unsecured	170	—	156	—
Asset-based	—	—	117	—
SBA 7(a)	2,557	15	3,771	61
Leases	244	—	256	—
Consumer	182	—	149	—
Total Non-PCI Loans and Leases With and Without An Allowance Recorded:
Real estate mortgage	$79,373	$2,344	$87,114	$2,648
Real estate construction	14,046	337	31,042	739
Commercial	13,523	112	16,911	204
Leases	244	—	256	—
Consumer	611	8	519	4

Total	$107,797	$2,801	$135,842	$3,595

(1)
For the loans and leases (excluding PCI loans) reported as impaired at September 30, 2013 and September 30, 2012, amounts were calculated based on the period of time such loans and leases were impaired during the reporting period.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

        The following tables present new troubled debt restructurings and defaulted troubled debt restructurings (excluding PCI loans) for the periods indicated:

	Three Months Ended September 30,
	2013			2012
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Real estate mortgage:
SBA 504	—	$—	$—	1	$1,118	$1,118
Other	8	4,824	4,824	4	10,119	10,119
Real estate construction:
Commercial	—	—	—	1	6,973	6,973
Commercial:
Collateralized	2	499	499	2	370	370
Unsecured	1	17	17	—	—	—
SBA 7(a)	—	—	—	2	70	70
Consumer	—	—	—	1	206	206

Total	11	$5,340	$5,340	11	$18,856	$18,856

	Nine Months Ended September 30,
	2013			2012
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Real estate mortgage:
SBA 504	—	$—	$—	2	$1,680	$1,680
Other	12	16,215	16,215	4	10,119	10,119
Real estate construction:
Commercial	—	—	—	2	8,419	8,419
Commercial:
Collateralized	7	4,553	4,553	7	1,545	1,545
Unsecured	5	502	502	3	38	38
Asset-based	1	2,032	2,032	—	—	—
SBA 7(a)	4	137	137	4	299	299
Consumer	—	—	—	1	206	206

Total	29	$23,439	$23,439	23	$22,306	$22,306

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

	Three Months Ended September 30,
	2013		2012
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(2)
	(Dollars in thousands)
Troubled Debt Restructurings That Subsequently Defaulted(3):
Real estate mortgage:
Other	—	$—	2	$627
Commercial:
Unsecured	2	70	—	—
SBA 7(a)	—	—	2	118

Total	2	$70	4	$745

(1)
Represents the balance at September 30, 2013 and no charge-off.

(2)
Represents the balance at September 30, 2012 and is net of charge-offs of $82,000.

(3)
The population of defaulted restructured loans for the period indicated includes only those loans restructured during the preceding 12-month period. The table excludes defaulted troubled debt restructurings in those classes for which the recorded investment was zero at the end of the period.

	Nine Months Ended September 30,
	2013		2012
	Number of Loans	Recorded Investment(1)	Number of Loans	Recorded Investment(2)
	(Dollars in thousands)
Troubled Debt Restructurings That Subsequently Defaulted(3):
Real estate mortgage:
Other	1	$1,327	2	$627
Commercial:
Collateralized	1	427	7	828
Unsecured	2	70	2	93
SBA 7(a)	—	—	3	991

Total	4	$1,824	14	$2,539

(1)
Represents the balance at September 30, 2013 and is net of charge-offs of $1.1 million.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

  Purchased Credit Impaired (PCI) Loans

        The following table reflects the PCI loans by portfolio segment as of the dates indicated:

	September 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage	$419,600	97%	$484,057	93%
Real estate construction	11,567	3	24,645	5
Commercial	1,265	—	9,071	2
Consumer	325	—	112	—

Total gross PCI loans	432,757	100%	517,885	100%

Less:
Allowance for loan losses	(23,235)		(26,069)

Total net PCI loans	$409,522		$491,816

        The following table summarizes the accretable yield on the purchased credit impaired loans acquired in the FCAL acquisition as of May 31, 2013:

	May 31, 2013
	Accretable Yield
	Covered PCI Loans	Non-Covered PCI Loans	Total
	(In thousands)
Undiscounted contractual cash flows	$42,881	$41,936	$84,817
Undiscounted cash flows not expected to be collected (nonaccretable difference)	(16,050)	(16,337)	(32,387)

Undiscounted cash flows expected to be collected	26,831	25,599	52,430
Estimated fair value of loans acquired	(24,341)	(19,805)	(44,146)
Acquired accrued interest receivable	(66)	(122)	(188)

Accretable yield	$2,424	$5,672	$8,096

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

        The following table summarizes the changes in the carrying amount of PCI loans and accretable yield on those loans for the period indicated:

	Purchased Credit Impaired Loans
	Carrying Amount	Accretable Yield
	(In thousands)
Covered PCI Loans:
Balance, December 31, 2012	$491,816	$(196,022)
Addition from the FCAL acquisition	24,341	(2,424)
Accretion	33,057	33,057
Payments received	(161,823)	—
Decrease in expected cash flows, net	—	12,521
Provision for credit losses	2,872	—

Balance, September 30, 2013	$390,263	$(152,868)

Non-Covered PCI Loans:
Balance, December 31, 2012	$—	$—
Addition from the FCAL acquisition	19,805	(5,672)
Accretion	899	899
Payments received	(1,445)	—
Increase in expected cash flows, net	—	(1,808)

Balance, September 30, 2013	$19,259	$(6,581)

        The following table presents the credit risk rating categories for PCI loans by portfolio segment as of the dates indicated. Nonclassified loans are those with a credit risk rating of either pass or special mention, while classified loans are those with a credit risk rating of either substandard or doubtful.

	September 30, 2013			December 31, 2012
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(In thousands)
Real estate mortgage	$246,718	$172,882	$419,600	$331,341	$152,716	$484,057
Real estate construction	4,303	7,264	11,567	6,311	18,334	24,645
Commercial	642	623	1,265	3,420	5,651	9,071
Consumer	—	325	325	—	112	112

Total PCI loans	$251,663	$181,094	$432,757	$341,072	$176,813	$517,885

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 7—OTHER REAL ESTATE OWNED (OREO)

        The following tables summarize OREO by property type at the dates indicated:

	September 30, 2013			December 31, 2012
Property Type	Non-Covered OREO	Covered OREO	Total OREO	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
Commercial real estate	$11,914	$6,912	$18,826	$1,684	$11,635	$13,319
Construction and land development	32,025	4,106	36,131	31,888	6,708	38,596
Multi-family	—	989	989	—	4,239	4,239
Single family residence	19	7	26	—	260	260

Total OREO, net	$43,958	$12,014	$55,972	$33,572	$22,842	$56,414

        The following table presents a rollforward of OREO, net of the valuation allowance, for the periods indicated:

	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
OREO Activity:
Balance, December 31, 2012	$33,572	$22,842	$56,414
Foreclosures	3,500	1,480	4,980
Provision for losses	(92)	(1,093)	(1,185)
Reductions related to sales	(1,019)	(5,918)	(6,937)

Balance, March 31, 2013	35,961	17,311	53,272
Addition from the FCAL acquisition	10,092	3,680	13,772
Foreclosures	1,035	3,075	4,110
Payments to third parties(1)	14	—	14
Provision for losses	—	(292)	(292)
Reductions related to sales	(1,670)	(4,660)	(6,330)

Balance, June 30, 2013	45,432	19,114	64,546
Foreclosures	3,196	468	3,664
Payments to third parties(1)	24	—	24
Provision for losses	(643)	26	(617)
Reductions related to sales	(4,051)	(7,594)	(11,645)

Balance, September 30, 2013	$43,958	$12,014	$55,972

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

        Both the Western Commercial and San Luis loss sharing agreements contain true-up provisions, under which we will owe the FDIC amounts at the end of the loss sharing agreements based on the performance of the covered assets. The true-up liability is included in other liabilities in the accompanying condensed consolidated balance sheets.

        The following table presents the changes in the FDIC loss sharing asset for the period indicated:

FDIC Loss Sharing Asset
(In thousands)
Balance, December 31, 2012	$57,475
Addition from the FCAL acquisition	17,180
FDIC share of additional losses, net of recoveries	6,440
Cash received from FDIC	(6,724)
Net amortization	(18,718)

Balance, September 30, 2013	$55,653

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 8—FDIC LOSS SHARING ASSET (Continued)

        The following table presents information about the composition of the FDIC loss sharing asset, the true-up liability, and the non-single family and the single family covered assets as of the date indicated:

	September 30, 2013
	Affinity Bank	Los Padres Bank	Western Commercial Bank	San Luis Trust Bank	Total
	(Dollars in thousands)
FDIC loss sharing asset	$12,973	$27,717	$2,153	$12,810	$55,653

True-up liability	N/A	N/A	$1,510	$5,071	$6,581

Non-single family covered assets(1)	$230,053	$157,504	$21,844	$51,879	$461,280

Single family covered assets	$14,285	$77,126	$—	$41,319	$132,730

Loss sharing expiration dates:
Non-single family	3rd Quarter 2014	3rd Quarter 2015	4th Quarter 2015	1st Quarter 2016
Single family	3rd Quarter 2019	3rd Quarter 2020	N/A	1st Quarter 2021
Loss recovery expiration dates:
Non-single family	3rd Quarter 2017	3rd Quarter 2018	4th Quarter 2018	1st Quarter 2019
Single family	3rd Quarter 2019	3rd Quarter 2020	N/A	1st Quarter 2021

(1)
Excludes securities.

NOTE 9—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS

  Borrowings

        As of September 30, 2013 and December 31, 2012, our borrowings consisted of non-recourse debt relating to the payment stream of certain leases sold to third parties. The weighted average interest rate on this debt was 6.30% and 6.28% at September 30, 2013 and December 31, 2012, respectively. The debt is secured by the equipment in the leases and all interest rates are fixed. As of September 30, 2013, the weighted average maturity of the debt was 2.0 years.

        As of September 30, 2013 and December 31, 2012, there were no outstanding FHLB advances. Our aggregate remaining borrowing capacity under the FHLB secured borrowing lines was $1.3 billion at September 30, 2013. As of September 30, 2013, our FHLB advances facility was secured by: (1) a blanket lien on certain qualifying loans in our loan portfolio, which were not pledged to the Federal Reserve Bank of San Francisco ("FRBSF"), and (2) available-for-sale securities with a carrying value of $11.5 million. Additionally, the Bank had secured borrowing capacity from the FRBSF of $467.8 million at September 30, 2013, secured by $589.9 million of certain qualifying loans. As of September 30, 2013, the Bank also had unsecured lines of credit of $80.0 million with correspondent banks for the purchase of overnight funds; these lines are subject to availability of funds.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 9—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS (Continued)

  Subordinated Debentures

        The following table summarizes the terms of each issuance of the subordinated debentures outstanding as of the dates indicated:

	September 30, 2013		December 31, 2012
					Date Issued	Maturity Date		Next Reset Date
Series	Amount	Rate(1)	Amount	Rate(2)			Rate Index
	(Dollars in thousands)
Trust V	$10,310	3.35%	$10,310	3.41%	8/15/03	9/17/33	3 month LIBOR + 3.10	12/13/13
Trust VI	10,310	3.30%	10,310	3.36%	9/3/03	9/15/33	3 month LIBOR + 3.05	12/12/13
Trust CII	5,155	3.20%	5,155	3.26%	9/17/03	9/17/33	3 month LIBOR + 2.95	12/13/13
Trust VII	61,856	2.99%	61,856	3.05%	2/5/04	4/23/34	3 month LIBOR + 2.75	1/28/14
Trust CIII	20,619	1.94%	20,619	2.00%	8/15/05	9/15/35	3 month LIBOR + 1.69	12/12/13
Trust FCCI(3)	16,495	1.85%	—	—	1/25/07	3/15/37	3 month LIBOR + 1.60	12/12/13
Trust FCBI(3)	10,310	1.80%	—	—	9/30/05	12/15/35	3 month LIBOR + 1.55	12/12/13

Gross subordinated debentures	135,055		108,250
Unamortized discount(4)	(2,555)		—

Net subordinated debentures	$132,500		$108,250

(1)
As of October 28, 2013.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 9—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS (Continued)

  Brokered Deposits

        Brokered time deposits totaled $51.1 million at September 30, 2013, and $37.7 million at December 31, 2012, all of which were part of the CDARS program. The CDARS program represents deposits that are participated with other FDIC insured financial institutions as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits. In addition, liabilities from discontinued operations at September 30, 2013 included $104.8 million of noninterest-bearing brokered deposits.

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

        The following table presents a summary of the financial instruments described above as of the dates indicated:

	September 30, 2013	December 31, 2012
	(In thousands)
Loan commitments to extend credit	$1,069,451	$849,607
Standby letters of credit	39,586	27,534
Commitments to purchase equipment being acquired for lease to others	2,964	4,399

	$1,112,001	$881,540

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

        In addition, the Company has investments in low income housing project partnerships, which provide the Company income tax credits, and in a few small business investment companies. The

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 10—COMMITMENTS AND CONTINGENCIES (Continued)

investments call for capital contributions up to an amount specified in the partnership agreements. As of September 30, 2013 and December 31, 2012, the Company had commitments to contribute capital to these entities totaling $9.3 million and $10.8 million, respectively.

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

  FCAL Merger-Related Litigation

        As set forth below, there are a number of litigation matters pending against FCB. On May 31, 2013, pursuant to the FCAL acquisition, FCAL merged with and into PacWest, and FCB merged with and into Pacific Western. Pursuant to the merger agreement executed between FCAL and PacWest on November 6, 2012, PacWest has assumed the defense of the litigation matters and would assume liability for the results in the event of an adverse result in the cases.

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

        Each of the cases is pending before the same judge, who is coordinating their progress. FCB has answered each of the complaints, and the parties are engaged in discovery. A trial date has been scheduled for August 13, 2014.

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

        Since September 30, 2013, the 11 lawsuits has grown to 14 lawsuits. The allegations in the three new suits were filed by former clients of Kinde Durkee and each new suit makes claims identical to the original 11 lawsuits. The parties participated in a mediation on October 16, 2013. The mediation was unsuccessful and the plaintiffs made a demand which was not reasonable. At the October 30, 2013 status conference, the judge ordered the parties to meet and confer regarding a framework for trying the cases. The Court set a further status conference for December 19, 2013.

        We continue to believe we have made the appropriate accrual for any liabilities that may arise out of the Kinde Durkee litigation matters, but we are unable to determine with certainty whether there will be any material impact on the Company's financial statements or operations.

  CapitalSource Merger-Related Litigation

        Between July 24, 2013 and September 19, 2013, 11 putative stockholder class action lawsuits (the "Merger Litigations") were filed against PacWest and certain other defendants in connection with PacWest entering into the CapitalSource Merger Agreement in which PacWest agreed to acquire CapitalSource. The CapitalSource Merger Agreement was publicly announced on July 22, 2013. Five of the 11 actions were filed in Superior Court of California, Los Angeles County: (1) Engel v. CapitalSource, Inc. et al., Case No. BC516267, filed on July 24, 2013; (2) Miller v. Fremder et al., Case No. BC516590, filed on July 29, 2013; (3) Basu v. CapitalSource, Inc. et al., Case No. BC516775, filed on July 31, 2013; (4) Holliday v. PacWest Bancorp et al., Case No. BC517209, filed on August 5, 2013 and (5) Iron Workers Mid-South Pension Fund v. CapitalSource Inc. et al., Case No . BC517698, filed on August 8, 2013 (collectively, the "California Actions"). The other six actions were filed in the Court of Chancery of the State of Delaware: (1) Fosket v. Byrnes et al., Case No. 8765, filed on August 1, 2013; (2) Bennett v. CapitalSource, Inc. et al., Case No. 8770, filed on August 2, 2013; (3) Chalfant v. CapitalSource et al., Case No. 8777, filed on August 6, 2013; (4) Oliveira v. CapitalSource, Inc. et al., Case No. 8779, filed on August 7, 2013; (5) Desai v. CapitalSource, Inc. et al., Case No. 8804, filed on August 13, 2013; and (6) Fattore v. CapitalSource, Inc. et al., Case No. 8927, filed on September 19, 2013 (collectively, the "Delaware Actions").

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 10—COMMITMENTS AND CONTINGENCIES (Continued)

        On August 15, 2013, the Delaware Actions were consolidated into a single action, captioned In re CapitalSource Inc. Stockholder Litigation, Consol. C.A. No. 8765-CS, and assigned to Chancellor Leo E. Strine. On September 25, 2013, plaintiffs in the Delaware Actions filed a Verified Consolidated Amended Class Action Complaint (the "Delaware Consolidated Complaint"). On September 17, 2013, the California Actions were consolidated into a single action, captioned In re CapitalSource Inc. Shareholder Litigation, Lead Case No. BC516267, and assigned to Judge Elihu M. Berle. On October 2, 2013, plaintiffs in the California Actions filed an Amended Consolidated Complaint (the "California Consolidated Complaint").

        The Delaware Consolidated Complaint and the California Consolidated Complaint each allege that the members of the CapitalSource board of directors breached their fiduciary duties to CapitalSource stockholders by approving the proposed merger for inadequate consideration; approving the transaction in order to obtain benefits not equally shared by other CapitalSource stockholders; entering into the merger agreement containing preclusive deal protection devices; and failing to take steps to maximize the value to be paid to the CapitalSource stockholders. The Delaware Consolidated Complaint and the California Consolidated Complaint also each allege claims against CapitalSource and PacWest for aiding and abetting these alleged breaches of fiduciary duties. Plaintiffs in these actions seek, among other things, declaratory and injunctive relief concerning the alleged breaches of fiduciary duties, injunctive relief prohibiting consummation of the merger, rescission, an accounting by defendants, damages and attorneys' fees and costs, and other and further relief. The judge in the Delaware Actions ruled on October 23, 2013, that discovery would proceed in the Delaware Actions and that it would be shared with the plaintiffs in the California Actions and that the California Actions would be stayed while that process takes place. Thereafter, on October 28, 2013, the California Actions' plaintiffs stipulated in the California Actions that they would participate in the discovery process in the Delaware Actions and the administrative stay in the California Actions will remain in place unless and until the Delaware Actions are abandoned. At this stage, it is not possible to predict the outcome of the proceedings or their impact on CapitalSource or PacWest.

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

        The following table presents information on the assets measured and recorded at fair value on a recurring basis as of the date indicated:

	Fair Value Measurement as of September 30, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Measured on a Recurring Basis:
Securities available-for-sale:
Government agency and government-sponsored enterprise residential mortgage-backed securities	$913,322	$—	$913,322	$—
Covered private label CMOs	39,378	—	—	39,378
Municipal securities	439,635	—	439,635	—
Corporate securities	82,106	—	82,106	—
Other securities	37,706	514	37,192	—

	$1,512,147	$514	$1,472,255	$39,378

        There were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a recurring basis during the three months ended September 30, 2013.

        The following table presents information about quantitative inputs and assumptions used to evaluate the fair values provided by our third party pricing service for our Level 3 covered private label CMOs measured at fair value on a recurring basis as of September 30, 2013:

Unobservable Inputs	Range of Inputs	Weighted Average Input
Voluntary annual prepayment speeds	0% - 32.6%	8.1%
Annual default rates	0% - 46.2%	3.2%
Loss severity rates	0% - 64.9%	35.3%
Discount rates	0% - 13.5%	5.8%

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 11—FAIR VALUE MEASUREMENTS (Continued)

        The following table summarizes activity for assets measured at fair value on a recurring basis that are categorized as Level 3 for the period indicated:

Covered Private Label CMOs (Level 3)
(In thousands)
Balance, December 31, 2012	$44,684
Total realized in earnings	1,587
Decrease in unrealized gain in comprehensive income	(731)
Net settlements	(6,162)

Balance, September 30, 2013	$39,378

        The following tables present assets measured at fair value on a non-recurring basis as of the date indicated and the gains and (losses) recognized on such assets for the period indicated:

	Fair Value Measurement as of September 30, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Measured on a Non-Recurring Basis:
Non-PCI impaired loans	$75,435	$—	$1,160	$74,275
Non-covered other real estate owned	7,084	—	7,084	—
Covered other real estate owned	141	—	26	115
SBA loan servicing asset	853	—	—	853

	$83,513	$—	$8,270	$75,243

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(In thousands)
Gain (Loss) on Assets Measured on a Non-Recurring Basis:
Non-PCI impaired loans	$(545)	$(2,422)
Non-covered other real estate owned	(643)	(643)
Covered other real estate owned	(65)	(69)
SBA loan servicing asset	—	12

Total net loss	$(1,253)	$(3,122)

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 11—FAIR VALUE MEASUREMENTS (Continued)

        The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2013:

Asset	Fair Value (in 000's)	Valuation Methodology	Unobservable Inputs	Range	Weighted Average
Impaired loans(1)	$72,528	Discounted cash flow	Discount rates	4.06% - 8.81%	6.57%
	$490	Appraisals	No discounts
OREO(2)	$115	Appraisals	Discount, including 8% for selling costs	30%	30%
SBA loan servicing asset	$853	Discounted cash flow	Prepayment speeds	3.40% - 16.34%	(3)
			Discount rates	9.63% - 13.26%	(3)

(1)
Excludes $1.3 million of impaired loans with balances of $250,000 or less.

(2)
As of September 30, 2013, there was one OREO measured at Level 3.

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

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 11—FAIR VALUE MEASUREMENTS (Continued)

        The following tables present a summary of the carrying values and estimated fair values of certain financial instruments as of the dates indicated:

	September 30, 2013
		Estimated Fair Value
	Carrying or Contract Amount
		Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$132,467	$132,467	$132,467	$—	$—
Interest-earning deposits in financial institutions	11,552	11,552	11,552	—	—
Securities available-for-sale	1,512,147	1,512,147	514	1,472,255	39,378
Investment in FHLB stock	34,095	34,095	—	34,095	—
Loans and leases, net	4,299,607	4,313,163	—	1,160	4,312,003
SBA loan servicing asset	853	853	—	—	853
Financial Liabilities:
Deposits:
Demand, money market, interest checking, and savings deposits	4,709,623	4,709,623	—	4,709,623	—
Time deposits	723,521	725,184	—	725,184	—
Borrowings	8,243	8,244	—	8,244	—
Subordinated debentures	132,500	132,365	—	132,365	—

	December 31, 2012
		Estimated Fair Value
	Carrying or Contract Amount
		Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$89,011	$89,011	$89,011	$—	$—
Interest-earning deposits in financial institutions	75,393	75,393	75,393	—	—
Securities available-for-sale	1,355,385	1,355,385	8,985	1,301,716	44,684
Investment in FHLB stock	37,126	37,126	—	37,126	—
Loans and leases, net	3,498,329	3,551,674	—	4,975	3,546,699
SBA loan servicing asset	1,000	1,000	—	—	1,000
Financial Liabilities:
Deposits:
Demand, money market, interest checking, and savings deposits	3,888,794	3,888,794	—	3,888,794	—
Time deposits	820,327	823,912	—	823,912	—
Borrowings	12,591	12,611	—	12,611	—
Subordinated debentures	108,250	108,186	—	108,186	—

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

        To the extent a loan is collateral dependent, we measure such impaired loan based on the estimated fair value of the underlying collateral. The fair value of each loan's collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 2 measurement. The Level 2 measurement is based on appraisals obtained within the last 12 months and for which a charge-off was recognized or a change in the specific valuation allowance was made during the nine months ended September 30, 2013.

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

        The Non-PCI impaired loan balances shown above represent those nonaccrual and restructured loans for which impairment was recognized during the nine months ended September 30, 2013. The amounts shown as net losses include the impairment recognized during the nine months ended September 30, 2013, for the loan balances shown. Of the $50.8 million of nonaccrual loans at September 30, 2013, $1.1 million were written down to their collateral fair values through charge-offs during the quarter.

        Other real estate owned.    The fair value of foreclosed real estate, both non-covered and covered, is generally based on estimated market prices from independently prepared current appraisals or negotiated sales prices with potential buyers, less estimated costs to sell; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement on a nonrecurring basis. As a matter of policy, appraisals are required annually and may be updated more frequently as circumstances require in the opinion of management. The Level 2 measurement for OREO is based on appraisals obtained within the last 12 months and for which a write-down was recognized during the nine months ended September 30, 2013.

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

  Limitations

        Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of September 30, 2013, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 12—EARNINGS PER SHARE

        The following is a summary of the calculation of basic and diluted net earnings per share for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2013	June 30, 2013	September 30, 2012
				2013	2012
	(In thousands, except per share data)
Basic Earnings Per Share:
Net earnings from continuing operations	$24,140	$4,396	$16,088	$42,030	$36,909
Less: earnings allocated to unvested restricted stock(1)	(786)	(212)	(574)	(1,137)	(1,170)

Net earnings from continuing operations allocated to common shares	23,354	4,184	15,514	40,893	35,739
Net earnings (loss) from discontinued operations	23	(47)	—	(24)	—

Net earnings allocated to common shares	$23,377	$4,137	$15,514	$40,869	$35,739

Weighted-average basic shares and unvested restricted stock outstanding	46,091	40,339	37,413	41,306	37,353
Less: weighted-average unvested restricted stock outstanding	(1,795)	(1,597)	(1,713)	(1,663)	(1,679)

Weighted-average basic shares outstanding	44,296	38,742	35,700	39,643	35,674

Basic earnings per share:
Net earnings from continuing operations	$0.53	$0.11	$0.43	$1.03	$1.00
Net earnings from discontinued operations	—	—	—	—	—

Net earnings	$0.53	$0.11	$0.43	$1.03	$1.00

Diluted Earnings Per Share:
Net earnings from continuing operations allocated to common shares	$23,354	$4,184	$15,514	$40,893	$35,739
Net earnings (loss) from discontinued operations	23	(47)	—	(24)	—

Net earnings allocated to common shares	$23,377	$4,137	$15,514	$40,869	$35,739

Weighted-average basic shares outstanding	44,296	38,742	35,700	39,643	35,674

Diluted earnings per share:
Net earnings from continuing operations	$0.53	$0.11	$0.43	$1.03	$1.00
Net earnings from discontinued operations	—	—	—	—	—

Net earnings	$0.53	$0.11	$0.43	$1.03	$1.00

(1)
Represents cash dividends paid to holders of unvested restricted stock, net of estimated forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 13—STOCK COMPENSATION PLANS

        The Company's 2003 Stock Incentive Plan, or the 2003 Plan, permits stock based compensation awards to officers, directors, key employees and consultants. As of September 30, 2013, the 2003 Plan authorized grants of stock-based compensation instruments to purchase or issue up to 6,500,000 shares of authorized but unissued Company common stock, subject to adjustments provided by the 2003 Plan. As of September 30, 2013, there were 1,431,481 shares available for grant under the 2003 Plan.

  Restricted Stock

        At September 30, 2013, there were outstanding 916,462 shares of unvested time-based restricted common stock and 875,000 shares of unvested performance-based restricted common stock. The awarded shares of time-based restricted common stock vest over a service period of three to four years from the date of the grant. The awarded shares of performance-based restricted common stock vest in full on the date the Compensation, Nominating and Governance, or CNG, Committee of the Board of Directors, as Administrator of the 2003 Plan, determines that the Company achieved certain financial goals established by the CNG Committee as set forth in the grant documents. Both time-based and performance-based restricted common stock vest immediately upon a change in control of the Company as defined in the 2003 Plan and upon death of the employee.

        Compensation expense related to time-based restricted stock awards is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. Restricted stock amortization totaled $2.4 million, $2.0 million, and $1.4 million for the three months ended September 30, 2013, June 30, 2013, and September 30, 2012, respectively, and $6.1 million and $4.3 million for the nine months ended September 30, 2013 and 2012, respectively. Such amounts are included in compensation expense on the accompanying condensed consolidated statements of earnings.

        We are currently not recognizing any compensation expense for 575,000 of the 875,000 shares of performance-based restricted stock as management has concluded that it is improbable that the respective financial targets related to these outstanding stock awards will be met. If and when the attainment of such financial targets is deemed probable in future periods, a catch-up adjustment will be recorded and amortization of such performance-based restricted stock will begin again. The total amount of unrecognized compensation expense related to performance-based restricted stock for which amortization is not being recognized totaled $19.0 million at September 30, 2013. The amount of unrecognized compensation expense related to all unvested restricted stock as of September 30, 2013 totals $41.7 million.

        As noted above, both time-based and performance-based restricted stock vests upon a change in control of the Company. The CapitalSource, Inc. merger, expected to close in the first quarter of 2014, will trigger restricted stock vesting under the change in control provisions within the 2003 Plan. The remaining unamortized expense for all the performance-based and time-based awards will be recognized at that time. See also Note 18, Subsequent Events.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 14—ACCUMULATED OTHER COMPREHENSIVE INCOME

        The following table provides information about reclassification adjustments from accumulated other comprehensive income ("AOCI") for the period indicated:

Nine Months Ended September 30, 2013
AOCI Component:	Amount Reclassified from AOCI(1)	Affected Line Item in the Statement Where Net Income is Presented
(In thousands)
Unrealized gains (losses) on available-for-sale securities:
	$409	Gain on sale of securities
	5,222	Acquisition-related securities gain(2)

	5,631	Total before tax
	(172)	Income tax expense

Total reclassification for the period	$5,459	Net of tax

(1)
Amounts in parentheses indicate debits to income.

(2)
Non-taxable gain on equity interest in FCAL common stock at its fair value as of the FCAL acquisition date.

NOTE 15—BUSINESS SEGMENTS

        The Company's reportable segments consist of "Banking," "Asset Financing," and "Other." At September 30, 2013, the Other segment consisted of the PacWest Bancorp holding company and other elimination and reconciliation entries.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 15—BUSINESS SEGMENTS (Continued)

        The following tables present information regarding our business segments as of and for the periods indicated (the only segment income statements for which discontinued operations are applicable and reported are those for the three months ended September 30, 2013 and June 30, 2013 and the nine months ended September 30, 2013):

	September 30, 2013
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Loans and leases, net of unearned income	$3,912,885	$470,508	$—	$4,383,393
Allowance for loan and lease losses	(76,496)	(7,290)	—	(83,786)

Total loans and leases, net	$3,836,389	$463,218	$—	$4,299,607

Goodwill	$190,184	$25,678	$—	$215,862
Core deposit and customer relationship intangibles, net	16,604	2,074	—	18,678
Total assets	6,100,587	507,339	8,929	6,616,855
Total deposits(1)	5,467,568	—	(34,424)	5,433,144

(1)
The negative balance in the "Other" segment represents the elimination of holding company cash held in deposit accounts at the Bank.

	September 30, 2012
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Loans and leases, net of unearned income	$3,259,571	$389,420	$—	$3,648,991
Allowance for loan and lease losses	(95,878)	(3,968)	—	(99,846)

Total loans and leases, net	$3,163,693	$385,452	$—	$3,549,145

Goodwill	$54,704	$24,888	$—	$79,592
Core deposit and customer relationship intangibles, net	13,194	2,705	—	15,899
Total assets	5,080,308	440,690	17,504	5,538,502
Total deposits(1)	4,800,852	—	(13,504)	4,787,348

(1)
The negative balance in the "Other" segment represents the elimination of holding company cash held in deposit accounts at the Bank.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 15—BUSINESS SEGMENTS (Continued)

	Three Months Ended September 30, 2013
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$72,873	$12,285	$—	$85,158
Intersegment interest income (expense)	353	(353)	—	—
Other interest expense	(1,692)	(108)	(1,069)	(2,869)

Net interest income	71,534	11,824	(1,069)	82,289

Negative provision (provision) for credit losses	5,782	(1,615)	—	4,167

Noninterest income	(1,566)	1,443	5,250	5,127

Intangible asset amortization	(1,354)	(158)	—	(1,512)
Acqusition and integration costs	(5,190)	—	(260)	(5,450)
Other noninterest expense	(42,015)	(5,822)	(1,401)	(49,238)

Total noninterest expense	(48,559)	(5,980)	(1,661)	(56,200)

Earnings (loss) from continuing operations before income taxes	27,191	5,672	2,520	35,383
Income tax (expense) benefit	(9,996)	(2,378)	1,131	(11,243)

Net earnings (loss) from continuing operations	17,195	3,294	3,651	24,140

Earnings from discontinued operations before income taxes	39	—	—	39
Income tax expense	(16)	—	—	(16)

Net earnings from discontinued operations	23	—	—	23

Net earnings	$17,218	$3,294	$3,651	$24,163

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 15—BUSINESS SEGMENTS (Continued)

	Three Months Ended June 30, 2013
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$59,321	$12,310	$—	$71,631
Intersegment interest income (expense)	460	(460)	—	—
Other interest expense	(2,080)	(196)	(882)	(3,158)

Net interest income	57,701	11,654	(882)	68,473

Negative provision (provision) for credit losses	2,607	(765)	—	1,842

Noninterest income	(415)	592	26	203

Intangible asset amortization	(1,127)	(157)	—	(1,284)
Acquisition and integration costs	(17,997)	—	—	(17,997)
Other noninterest expense	(37,557)	(5,980)	(1,398)	(44,935)

Total noninterest expense	(56,681)	(6,137)	(1,398)	(64,216)

Earnings (loss) from continuing operations before income taxes	3,212	5,344	(2,254)	6,302
Income tax (expense) benefit	(612)	(2,237)	943	(1,906)

Net earnings (loss) from continuing operations	2,600	3,107	(1,311)	4,396

Loss from discontinued operations before income taxes	(81)	—	—	(81)
Income tax benefit	34	—	—	34

Net loss from discontinued operations	(47)	—	—	(47)

Net earnings (loss)	$2,553	$3,107	$(1,311)	$4,349

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 15—BUSINESS SEGMENTS (Continued)

	Three Months Ended September 30, 2012
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$62,358	$12,765	$—	$75,123
Intersegment interest income (expense)	454	(454)	—	—
Other interest expense	(3,287)	(215)	(850)	(4,352)

Net interest income	59,525	12,096	(850)	70,771

Negative provision (provision) for credit losses	3,325	(1,184)	—	2,141

Noninterest income	5,191	466	25	5,682

Intangible asset amortization	(1,544)	(134)	—	(1,678)
Acquisition and integration costs	(2,101)	—	—	(2,101)
Other noninterest expense	(40,776)	(5,706)	(1,396)	(47,878)

Total noninterest expense	(44,421)	(5,840)	(1,396)	(51,657)

Earnings (loss) before income taxes	23,620	5,538	(2,221)	26,937
Income tax (expense) benefit	(9,491)	(2,291)	933	(10,849)

Net earnings (loss)	$14,129	$3,247	$(1,288)	$16,088

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 15—BUSINESS SEGMENTS (Continued)

	Nine Months Ended September 30, 2013
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$189,101	$36,957	$—	$226,058
Intersegment interest income (expense)	1,284	(1,284)	—	—
Other interest expense	(6,422)	(447)	(2,734)	(9,603)

Net interest income	183,963	35,226	(2,734)	216,455

Negative provision (provision) for credit losses	6,053	(3,181)	—	2,872

Noninterest income	292	2,579	5,299	8,170

Intangible asset amortization	(3,474)	(498)	—	(3,972)
Acquisition and integration costs	(23,879)	—	(260)	(24,139)
Other noninterest expense	(114,418)	(17,855)	(4,215)	(136,488)

Total noninterest expense	(141,771)	(18,353)	(4,475)	(164,599)

Earnings (loss) from continuing operations before income taxes	48,537	16,271	(1,910)	62,898
Income tax (expense) benefit	(17,038)	(6,814)	2,984	(20,868)

Net earnings (loss) from continuing operations	31,499	9,457	1,074	42,030

Loss from discontinued operations before income taxes	(42)	—	—	(42)
Income tax benefit	18	—	—	18

Net loss from discontinued operations	(24)	—	—	(24)

Net earnings	$31,475	$9,457	$1,074	$42,006

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 15—BUSINESS SEGMENTS (Continued)

	Nine Months Ended September 30, 2012
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$189,886	$32,527	$—	$222,413
Intersegment interest income (expense)	1,607	(1,607)	—	—
Other interest expense	(12,002)	(658)	(2,889)	(15,549)

Net interest income	179,491	30,262	(2,889)	206,864

Negative provision (provision) for credit losses	9,770	(1,284)	—	8,486

Noninterest income	11,382	2,345	88	13,815

Intangible asset amortization	(4,855)	(295)	—	(5,150)
Acquisition and integration costs	(2,951)	(46)	—	(2,997)
Debt termination expense	(24,195)	—	1,597	(22,598)
Other noninterest expense	(116,366)	(16,916)	(4,110)	(137,392)

Total noninterest expense	(148,367)	(17,257)	(2,513)	(168,137)

Earnings (loss) before income taxes	52,276	14,066	(5,314)	61,028
Income tax (expense) benefit	(20,412)	(5,941)	2,234	(24,119)

Net earnings (loss)	$31,864	$8,125	$(3,080)	$36,909

NOTE 16—RELATED PARTY TRANSACTION

        In connection with the FCAL acquisition on May 31, 2013, the Bank paid an advisory fee of $1.3 million to Castle Creek Financial LLC ("Castle Creek Financial"). Such fee has been included in acquisition and integration costs for the nine months ended September 30, 2013 on the condensed consolidated statements of earnings. Castle Creek Financial is an affiliate of Castle Creek Capital LLC, which is controlled by the Company's chairman.

NOTE 17—RECENTLY ISSUED ACCOUNTING STANDARDS

        In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." Under ASU 2013-11, an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. However, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for us on January 1, 2014 and is to be applied prospectively, although early adoption and

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 17—RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

retrospective adoption are permitted. The adoption of this standard is not expected to have any material effect on our financial statements.

NOTE 18—SUBSEQUENT EVENTS

  Dividend Approval

        On November 6, 2013, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.25 per common share payable on November 29, 2013, to stockholders of record at the close of business on November 18, 2013.

  PacWest and CapitalSource Merger Announcement

        On July 22, 2013, PacWest announced the signing of a definitive agreement and plan of merger (the "Agreement") whereby PacWest and CapitalSource, Inc. ("CSE") will merge in a transaction valued at approximately $2.4 billion. The combined company will be called PacWest Bancorp and the combined subsidiary bank will be called Pacific Western Bank. The CSE national lending operation will continue to do business under the name CapitalSource as a division of Pacific Western Bank.

        Under the terms of the Agreement, CSE shareholders will receive $2.47 in cash and 0.2837 shares of PacWest common stock for each share of CSE common stock. Based on the closing price of PacWest shares on November 4, 2013 of $38.21, the total value of the CSE per share merger consideration is $13.31.

        As of September 30, 2013, on a pro forma consolidated basis, the combined company would have had approximately $15.4 billion in assets with 95 branches throughout California. The transaction, currently expected to close in the first quarter of 2014, is subject to customary conditions, including the approval of bank regulatory authorities and the stockholders of both companies.

  Other

        We have evaluated events that have occurred subsequent to September 30, 2013 and have concluded there are no subsequent events that would require recognition or disclosure in the accompanying condensed consolidated financial statements.

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

        Pacific Western competes actively for deposits, and emphasizes solicitation of noninterest-bearing deposits. In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin; net interest income, on a year-to-date basis, accounted for 96.3% of our net revenues (net interest income plus noninterest income).

        Total assets decreased $92.2 million during the third quarter of 2013 to $6.6 billion due mainly to decreases in cash and cash equivalents, covered loans, and the FDIC loss sharing asset, offset by increases in investment securities available-for-sale and non-covered loans. At September 30, 2013 gross loans and leases totaled $4.4 billion, a decrease of $36.3 million since June 30, 2013. The gross non-covered loan and lease portfolio totaled $3.9 billion, an increase of $34.2 million during the third quarter reflecting $195.8 million in originations, $45.0 million in purchases, and $206.6 million in net paydowns. The covered loan portfolio totaled $510.9 million, down $70.5 million during the third quarter due to repayments and resolution activities. Securities available-for-sale increased $38.6 million to $1.5 billion due to purchases.

        Total liabilities decreased $106.8 million during the third quarter to $5.8 billion due to lower total deposits and liabilities of discontinued operations. Total deposits decreased $89.9 million during the third quarter to $5.4 billion at September 30, 2013, due to a decrease in time deposits of $98.6 million, offset by an increase in core deposits of $8.7 million. The increase in core deposits was due to increases of $37.4 million, $7.6 million, and $5.5 million in noninterest-bearing demand deposits, interest checking deposits, and savings deposits, respectively, offset by a decline of $41.8 million in money market deposits. At September 30, 2013, core deposits totaled $4.7 billion, or 87% of total deposits, and noninterest-bearing demand deposits, which totaled $2.3 billion, were 43% of total deposits at that date.

  PacWest and CapitalSource Merger Announcement

        On July 22, 2013, PacWest announced the signing of a definitive agreement and plan of merger (the "Agreement") whereby PacWest and CapitalSource, Inc. ("CSE") will merge in a transaction valued at approximately $2.4 billion. The combined company will be called PacWest Bancorp and the combined subsidiary bank will be called Pacific Western Bank. The CSE national lending operation will continue to do business under the name CapitalSource as a division of Pacific Western Bank.

        Under the terms of the Agreement, CSE shareholders will receive $2.47 in cash and 0.2837 shares of PacWest common stock for each share of CSE common stock. Based on the closing price of PacWest shares on November 4, 2013 of $38.21, the total value of the CSE per share merger consideration was $13.31.

        As of September 30, 2013, on a pro forma consolidated basis, the combined company would have had approximately $15.4 billion in assets with 95 branches throughout California. The combined institution would be the 6th largest publicly-owned bank headquartered in California, and the 8th largest commercial bank headquartered in California (out of more than 214 financial institutions in the state).

        The transaction, currently expected to close in the first quarter of 2014, is subject to customary conditions, including the approval of bank regulatory authorities and the stockholders of both companies.

  First California Financial Group Acquisition

        On May 31, 2013, PacWest Bancorp ("PacWest") completed the acquisition of First California Financial Group, Inc. ("FCAL"). As part of the acquisition, First California Bank ("FCB"), a wholly-owned subsidiary of FCAL, merged with and into Pacific Western. For further information, see Note 3, Acquisitions, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

  2012 Acquisitions

        We completed the following three acquisitions in 2012: (1) American Perspective Bank, or APB, acquired on August 1, 2012, (2) Celtic Capital Corporation, or Celtic, acquired on April 3, 2012, and (3) Pacific Western Equipment Finance (formerly known as Marquette Equipment Finance), or EQF, acquired on January 3, 2012. For further information regarding these acquisitions, see Note 3, Acquisitions, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

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

  Loan and Lease Growth

        We generally seek new lending opportunities in the $500,000 to $15 million range; try to limit loan maturities to one year for commercial loans, up to 18 months for construction loans, and up to ten years for commercial real estate loans; and price lending products so as to preserve our interest spread and net interest margin. Achieving robust loan growth has been challenging due to: (a) under-pricing by our competitors in many cases at margins that are not significantly above our securities portfolio yield, and (b) our unwillingness to incur unacceptable interest rate risk. We continue to selectively make or renew quality loans that contribute positively to our profitability and net interest margin and we are focused on building relationships rather than attracting customers at low prices. Our loan pipeline has built-up nicely due to slowly improving economic conditions in our markets, our focus on existing customers for new business referrals, and the service levels we provide that enable us to attract and retain business from the larger banks.

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

        The consolidated base and adjusted efficiency ratios have been as follows:

Three Months Ended	Base Efficiency Ratio	Adjusted Efficiency Ratio
September 30, 2013	64.3%	57.3%
June 30, 2013	93.5%	62.4%
March 31, 2013	64.5%	61.7%
December 31, 2012	60.7%	55.7%
September 30, 2012	67.6%	56.5%

        We disclose the adjusted efficiency ratio as it shows the trend in recurring overhead-related noninterest expense relative to recurring net revenues. See "Results of Operations—Non-GAAP Measurements" for the calculations of the base and adjusted efficiency ratios.

  Adjusted Net Earnings

        Our reported net earnings for the third quarter of 2013 were $24.2 million. Another measure of earnings used as an indicator of earnings generating capability and ability to absorb credit losses is adjusted net earnings. We calculate adjusted net earnings by excluding credit loss provisions, OREO expenses, FDIC loss sharing income or expense, securities gains and losses, and acquisition and integration costs. On a pre-tax basis, before loss from discontinued operations, this amounted to $38.1 million for the third quarter of 2013 and after applying our effective tax rate, our adjusted net earnings were $26.0 million.

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

Non-GAAP Measurements

        Certain discussion in this Form 10-Q contains non-GAAP financial disclosures for adjusted earnings from continuing operations before income taxes, adjusted efficiency ratio, return on average tangible equity, tangible common equity, and adjusted allowance for credit losses to loans and leases. The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company's operational performance and to enhance investors' overall understanding of such financial performance. As analysts and investors view adjusted earnings from continuing operations before income taxes as an indicator of the Company's ability to both generate earnings and absorb credit losses, we disclose this amount in addition to pre-tax earnings. We disclose the adjusted efficiency ratio as it shows the trend in recurring overhead related noninterest expense relative to recurring net revenues. Given the use of return on average tangible equity and tangible common equity amounts and ratios is prevalent among banking regulators, investors and analysts, we disclose our return on average tangible equity in addition to return on average equity and our tangible common equity ratio in addition to the equity-to-assets ratio. As the allowance for credit losses takes into account credit deterioration on acquired loans and leases, which include an estimate of credit losses in their initial fair values, we disclose the adjusted allowance for credit losses to loans and leases in addition to the allowance for credit losses to loans and leases. The adjusted allowance for credit losses to loans and leases excludes acquired loans and leases and the related allowance. The methodology of determining adjusted earnings from continuing operations before income taxes, the adjusted efficiency ratio, return on average tangible equity, tangible common equity, and the adjusted allowance for credit losses to loans and leases may differ among companies.

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

        The following tables present performance amounts and ratios in accordance with GAAP and a reconciliation of the non-GAAP financial measurements to the GAAP financial measurements:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2013	June 30, 2013	September 30, 2012
Adjusted Earnings From Continuing Operations Before Income Taxes				2013	2012
	(In thousands)
Earnings from continuing operations before income taxes	$35,383	$6,302	$26,937	$62,898	$61,028
Plus: Provision (negative provision) for credit losses	(4,167)	(1,842)	(2,141)	(2,872)	(8,486)
Non-covered OREO (income) expense, net	(88)	80	1,883	305	3,834
Covered OREO (income) expense, net	(332)	(94)	4,290	(1,239)	7,242
Other-than-temporary impairment loss on covered security	—	—	—	—	1,115
Acquisition and integration costs	5,450	17,997	2,101	24,139	2,997
Debt termination expense	—	—	—	—	22,598
Less: FDIC loss sharing income (expense), net	(7,032)	(5,410)	(367)	(15,579)	(4,048)
Gain on sale of securities	—	—	—	409	—
Acquisition-related securities gain	5,222	—	—	5,222	—

Adjusted earnings from continuing operations before income taxes	$38,056	$27,853	$33,437	$93,179	$94,376

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2013	June 30, 2013	September 30, 2012
Adjusted Efficiency Ratio				2013	2012
	(Dollars in thousands)
Noninterest expense	$56,200	$64,216	$51,657	$164,599	$168,137
Less: Non-covered OREO (income) expense, net	(88)	80	1,883	305	3,834
Covered OREO (income) expense, net	(332)	(94)	4,290	(1,239)	7,242
Acquisition and integration costs	5,450	17,997	2,101	24,139	2,997
Debt termination expense	—	—	—	—	22,598

Adjusted noninterest expense	$51,170	$46,233	$43,383	$141,394	$131,466

Net interest income	$82,289	$68,473	$70,771	$216,455	$206,864
Noninterest income	5,127	203	5,682	8,170	13,815

Net revenues	87,416	68,676	76,453	224,625	220,679
Less: FDIC loss sharing income (expense), net	(7,032)	(5,410)	(367)	(15,579)	(4,048)
Gain on sale of securities	—	—	—	409	—
Acquisition-related securities gain	5,222	—	—	5,222	—
Other-than-temporary impairment loss on covered security	—	—	—	—	(1,115)

Adjusted net revenues	$89,226	$74,086	$76,820	$234,573	$225,842

Base efficiency ratio(1)	64.3%	93.5%	67.6%	73.3%	76.2%
Adjusted efficiency ratio(2)	57.3%	62.4%	56.5%	60.3%	58.2%

(1)
Noninterest expense divided by net revenues.

(2)
Adjusted noninterest expense divided by adjusted net revenues.

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2013	June 30, 2013	September 30, 2012
Return on Average Tangible Equity				2013	2012
	(Dollars in thousands)
PacWest Bancorp Consolidated:
Net earnings	$24,163	$4,349	$16,088	$42,006	$36,909

Average stockholders' equity	$797,725	$666,425	$573,609	$685,216	$561,237
Less: Average intangible assets	228,947	129,863	88,258	151,360	81,168

Average tangible common equity	$568,778	$536,562	$485,351	$533,856	$480,069

Annualized return on average equity(1)	12.02%	2.62%	11.16%	8.20%	8.78%
Annualized return on average tangible equity(2)	16.85%	3.25%	13.19%	10.52%	10.27%

(1)
Calculated as annualized net earnings divided by average stockholders' equity.

(2)
Calculated as annualized net earnings divided by average tangible common equity.

Tangible Common Equity	September 30, 2013	June 30, 2013	December 31, 2012
	(Dollars in thousands)
PacWest Bancorp Consolidated:
Stockholders' equity	$816,289	$801,699	$589,121
Less: Intangible assets	234,540	229,380	94,589

Tangible common equity	$581,749	$572,319	$494,532

Total assets	$6,616,855	$6,709,102	$5,463,658
Less: Intangible assets	234,540	229,380	94,589

Tangible assets	$6,382,315	$6,479,722	$5,369,069

Equity to assets ratio	12.34%	11.95%	10.78%
Tangible common equity ratio(1)	9.12%	8.83%	9.21%
Book value per share	$17.71	$17.40	$15.74
Tangible book value per share	$12.62	$12.42	$13.22
Shares outstanding	46,090,742	46,080,731	37,420,909
Pacific Western Bank:
Stockholders' equity	$906,029	$890,477	$649,656
Less: Intangible assets	234,540	229,380	94,589

Tangible common equity	$671,489	$661,097	$555,067

Total assets	$6,607,926	$6,699,832	$5,443,484
Less: Intangible assets	234,540	229,380	94,589

Tangible assets	$6,373,386	$6,470,452	$5,348,895

Equity to assets ratio	13.71%	13.29%	11.93%
Tangible common equity ratio(1)	10.54%	10.22%	10.38%

(1)
Calculated as tangible common equity divided by tangible assets.

Adjusted Allowance for Credit Losses to Loans and Leases (Excludes PCI Loans)	September 30, 2013
(Dollars in thousands)
Allowance for credit losses	$67,801
Less: Allowance related to acquired loans and leases	691

Adjusted allowance for credit losses	$67,110

Gross loans and leases	$3,951,555
Less: Carrying value of acquired Non-PCI loans and leases	1,186,252

Adjusted loans and leases	$2,765,303

Allowance for credit losses to loans and leases(1)	1.72%
Adjusted allowance for credit losses to loans and leases(2)	2.43%

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

  Earnings Performance

        The following table presents profitability metrics for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2013	June 30, 2013	September 30, 2012
				2013	2012
Profitability Measures:
Earnings per share:
Basic	$0.53	$0.11	$0.43	$1.03	$1.00
Diluted	$0.53	$0.11	$0.43	$1.03	$1.00
Annualized return on:
Average assets	1.44%	0.30%	1.16%	0.95%	0.90%
Average equity	12.02%	2.62%	11.16%	8.20%	8.78%
Average tangible equity(1)	16.85%	3.25%	13.19%	10.52%	10.27%
Net interest margin	5.46%	5.22%	5.58%	5.36%	5.53%
Base efficiency ratio	64.3%	93.5%	67.6%	73.3%	76.2%
Adjusted efficiency ratio(2)	57.3%	62.4%	56.5%	60.3%	58.2%

(1)
Calculation reduces average equity by average intangible assets.

(2)
Excludes FDIC loss sharing expense, securities gains and losses, OREO expense, acquisition and integration costs, and debt termination expense.

        The following table presents net credit costs for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2013	June 30, 2013	September 30, 2012
				2013	2012
	(In thousands)
Provision (negative provision) for credit losses on non-covered loans and leases	$—	$—	$(2,000)	$—	$(12,000)
Non-covered OREO (income) expense, net	(88)	80	1,883	305	3,834

Total non-covered net credit costs	(88)	80	(117)	305	(8,166)

Provision (negative provision) for credit losses on covered loans	(4,167)	(1,842)	(141)	(2,872)	3,514
Covered OREO (income) expense, net	(332)	(94)	4,290	(1,239)	7,242

	(4,499)	(1,936)	4,149	(4,111)	10,756
Less: FDIC loss sharing expense, net	7,032	5,410	367	15,579	4,048

Total covered net credit costs	2,533	3,474	4,516	11,468	14,804

Total net credit costs	$2,445	$3,554	$4,399	$11,773	$6,638

  Third Quarter of 2013 Compared to Second Quarter of 2013

        Net earnings were $24.2 million, or $0.53 per diluted share, for the third quarter, compared to $4.3 million, or $0.11 per diluted share, for the second quarter of 2013. The quarter-over-quarter increase in net earnings of $19.8 million was due mostly to: (a) the $12.5 million ($7.3 million after tax) decrease in acquisition and integration costs, (b) the $12.0 million ($7.0 million after tax) increase in interest income on loans and leases, (c) the $5.2 million non-taxable acquisition-related securities gain, (d) the $1.5 million ($845,000 after tax) increase in interest income on investment securities, and (e) the $1.1 million ($643,000 after tax) decrease in net credit costs (provision for credit losses, FDIC loss sharing expense, and OREO expense). These items were offset by the increases in compensation expense of $1.9 million ($1.1 million after tax), other professional services of $590,000 ($342,000 after tax) and other expense of $1.3 million ($775,000 after tax). For further information on the acquisition-related securities gain, see Note 3, Acquisitions, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

  Third Quarter of 2013 Compared to Third Quarter of 2012

        Net earnings for the third quarter of 2013 were $24.2 million, or $0.53 per diluted share, compared to net earnings for the third quarter of 2012 of $16.1 million, or $0.43 per diluted share. The $8.1 million increase in net earnings was due primarily to: (a) the $11.5 million ($6.7 million after tax) increase in net interest income, (b) the $5.2 million non-taxable acquisition-related securities gain, (c) the $2.0 million ($1.1 million after tax) decrease in net credit costs, and (d) the $747,000 increase in other income. These items were offset partially by (a) the $4.2 million ($2.4 million after tax) increase in compensation expense, (b) the $3.3 million ($2.1 million after tax) increase in acquisition and integration costs, (c) the $1.5 million ($842,000 after tax) increase in other expense, (d) the $864,000 ($501,000 after tax) increase in occupancy expense, and (e) the $811,000 ($470,000 after tax) increase in other professional services.

  Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

        Net earnings for the nine months ended September 30, 2013 were $42.0 million, an increase of $5.1 million compared to the same period last year. The increase in profitability was due mainly to the $22.6 million ($13.1 million after tax) decrease in debt termination expense, the $9.6 million ($5.6 million after tax) increase in net interest income, and the $5.2 million non-taxable acquisition-related securities gain. These items were offset by: (a) the $21.1 million ($12.7 million after tax) increase in acquisition and integration costs, (b) the $5.1 million ($3.0 million after tax) increase in net credit costs, (c) the $7.7 million ($4.5 million after tax) increase in compensation expense, and (d) the $1.0 million ($580,000 after tax) increase in other professional services.

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

        The following tables present, for the periods indicated, the distribution of average assets, liabilities and stockholders' equity, as well as interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities:

	Three Months Ended
	September 30, 2013			June 30, 2013			September 30, 2012
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans and leases, net of unearned income(1)	$4,320,770	$75,196	6.90%	$3,765,715	$63,168	6.73%	$3,565,637	$66,711	7.44%
Investment securities(2)	1,518,256	9,871	2.58%	1,424,804	8,414	2.37%	1,377,016	8,346	2.41%
Deposits in financial institutions	140,785	91	0.26%	75,739	49	0.26%	101,491	66	0.26%

Total interest-earning assets	5,979,811	$85,158	5.65%	5,266,258	$71,631	5.46%	5,044,144	$75,123	5.92%

Other assets	681,043			511,633			478,428

Total assets	$6,660,854			$5,777,891			$5,522,572

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest checking deposits	$619,884	$83	0.05%	$557,438	$75	0.05%	$522,551	$70	0.05%
Money market deposits	1,567,976	730	0.18%	1,307,386	587	0.18%	1,248,723	643	0.20%
Savings deposits	216,174	14	0.03%	184,055	22	0.05%	160,843	13	0.03%
Time deposits	765,890	865	0.45%	756,008	1,393	0.74%	885,181	2,566	1.15%

Total interest-bearing deposits	3,169,924	1,692	0.21%	2,804,887	2,077	0.30%	2,817,298	3,292	0.46%
Borrowings	9,012	108	4.75%	20,554	199	3.88%	22,700	210	3.68%
Subordinated debentures	132,413	1,069	3.20%	116,998	882	3.02%	108,250	850	3.12%

Total interest-bearing liabilities	3,311,349	$2,869	0.34%	2,942,439	$3,158	0.43%	2,948,248	$4,352	0.59%

Noninterest-bearing demand deposits	2,329,197			2,072,923			1,956,929
Other liabilities	222,583			96,104			43,786

Total liabilities	5,863,129			5,111,466			4,948,963
Stockholders' equity	797,725			666,425			573,609

Total liabilities and
stockholders' equity	$6,660,854			$5,777,891			$5,522,572

Net interest income		$82,289			$68,473			$70,771

Net interest rate spread			5.31%			5.03%			5.33%
Net interest margin			5.46%			5.22%			5.58%
Total deposits	$5,499,121			$4,877,810			$4,774,227
All-in deposit cost(3)			0.12%			0.17%			0.27%

(1)
Includes nonaccrual loans and leases and loan fees.

(2)
The tax-equivalent yield on investment securities was 2.97%, 2.74%, and 2.77% for the three months ended September 30, 2013, June 30, 2013, and September 30, 2012, respectively.

(3)
All-in deposit cost is calculated as annualized interest expense on deposits divided by average total deposits.

	Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans and leases, net of unearned income(1)	$3,865,463	$199,374	6.90%	$3,542,571	$194,775	7.34%
Investment securities(2)	1,436,650	26,501	2.47%	1,376,722	27,484	2.67%
Deposits in financial institutions	95,456	183	0.26%	77,928	154	0.26%
Federal funds sold	—	—	—	3	—	—

Total interest-earning assets	5,397,569	$226,058	5.60%	4,997,224	$222,413	5.95%

Other assets	545,435			471,216

Total assets	$5,943,004			$5,468,440

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest checking deposits	$567,295	$220	0.05%	$516,924	$202	0.05%
Money market deposits	1,362,219	1,800	0.18%	1,206,820	1,764	0.20%
Savings deposits	185,527	49	0.04%	160,912	38	0.03%
Time deposits	772,735	4,349	0.75%	905,721	8,228	1.21%

Total interest-bearing deposits	2,887,776	6,418	0.30%	2,790,377	10,232	0.49%
Borrowings	14,030	451	4.30%	124,863	2,428	2.60%
Subordinated debentures	119,309	2,734	3.06%	113,279	2,889	3.41%

Total interest-bearing liabilities	3,021,115	$9,603	0.42%	3,028,519	$15,549	0.69%

Noninterest-bearing demand deposits	2,115,608			1,833,855
Other liabilities	121,065			44,829

Total liabilities	5,257,788			4,907,203
Stockholders' equity	685,216			561,237

Total liabilities and stockholders' equity	$5,943,004			$5,468,440

Net interest income		$216,455			$206,864

Net interest rate spread			5.18%			5.26%
Net interest margin			5.36%			5.53%
Total deposits	$5,003,384			$4,624,232
All-in deposit cost(3)			0.17%			0.30%

(1)
Includes nonaccrual loans and loan fees.

(2)
The tax-equivalent yield on investment securities was 2.84% for September 30, 2013 and 3.05% for September 30, 2012.

(3)
All-in deposit cost is calculated as annualized interest expense on deposits divided by average total deposits.

        The net interest margin ("NIM") is impacted by several items that cause volatility from period to period. The effects of such items on the net interest margin are shown in the following table for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2013	June 30, 2013	September 30, 2012
Items Impacting NIM Volatility				2013	2012
	Increase (Decrease) in NIM
Accelerated accretion of acquisition discounts resulting from PCI loan payoffs	0.14%	0.01%	0.12%	0.08%	0.15%
Nonaccrual loan interest	0.02%	0.01%	0.04%	0.01%	0.01%
Unearned income on the early repayment of leases	0.02%	0.01%	0.14%	0.03%	0.06%
Celtic loan portfolio premium amortization	(0.01)%	(0.02)%	(0.04)%	(0.02)%	(0.03)%

Total	0.17%	0.01%	0.26%	0.10%	0.19%

        The following table presents the loan yields and related average balances for our Non-PCI loans and leases, PCI loans, and total loan and lease portfolio for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2013	June 30, 2013	September 30, 2012
				2013	2012
	(Dollars in thousands)
Yields:
Non-PCI loans and leases	6.35%	6.42%	7.01%	6.48%	6.82%
PCI loans	11.88%	8.87%	9.49%	9.93%	9.62%
Total loans and leases	6.90%	6.73%	7.44%	6.90%	7.34%
Average Balances:
Non-PCI loans and leases	$3,889,780	$3,293,625	$2,977,708	$3,397,398	$2,904,965
PCI loans	430,990	472,090	587,929	468,065	637,606

Total loans and leases	$4,320,770	$3,765,715	$3,565,637	$3,865,463	$3,542,571

        The loan yield is impacted by the same items which cause volatility in the NIM. The following table presents the effects of these items on the total loan and lease yield for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2013	June 30, 2013	September 30, 2012
Items Impacting Loan and Lease Yield Volatility				2013	2012
	Increase (Decrease) in Loan Yield
Accelerated accretion of acquisition discounts resulting from PCI loan payoffs	0.19%	0.02%	0.16%	0.10%	0.24%
Nonaccrual loan interest	0.03%	0.02%	0.06%	0.02%	0.01%
Unearned income on the early repayment of leases	0.03%	0.01%	0.21%	0.05%	0.07%
Celtic loan portfolio premium amortization	(0.02)%	(0.03)%	(0.06)%	(0.02)%	(0.05)%

Total	0.23%	0.02%	0.37%	0.15%	0.27%

  Third Quarter of 2013 Compared to Second Quarter of 2013

        Net interest income increased by $13.8 million to $82.3 million for the third quarter compared to $68.5 million for the second quarter due primarily to higher interest income on loans and leases. The increase in interest income on loans and leases was due to including the acquired FCAL loan portfolio for an entire quarter compared to one month in the second quarter, organic loan growth, and higher accelerated accretion of acquisition discounts resulting from PCI loan payoffs. The increase in interest income on investment securities resulted from a higher average portfolio balance during the quarter, higher yields on securities purchased during the quarter, and lower premium amortization on mortgage-related securities due to slower prepayment speeds. The decline in interest expense was due mostly to a lower average rate on time deposits.

        Our net interest margin ("NIM") for the third quarter was 5.46% compared to 5.22% for the second quarter. The 24 basis point increase in NIM is driven by a 19 basis point increase in our earning asset yield and a five basis point decline in our cost of average funding sources. The increase in the earning asset yield is due to the 17 basis point increase in the loan and lease yield, which is attributed to higher accelerated accretion of acquisition discounts on PCI loan payoffs.

        The yield on loans and leases increased to 6.90% for the third quarter from 6.73% for the second quarter due to higher accelerated accretion of acquisition discounts resulting from PCI loan payoffs. Such accelerated accretion of acquisition discounts resulting from PCI loan payoffs totaled $2.1 million for the third quarter and $177,000 for the second quarter, increasing the loan and lease yields by 19 basis points and two basis points, respectively. Total income from early lease payoffs was $299,000 for the third quarter and $111,000 for the second quarter.

        The cost of average funding sources declined five basis points to 0.20% for the third quarter from 0.25% for the second quarter. This includes all-in deposit cost which declined five basis points to 0.12% for the third quarter from 0.17% for the second quarter. The cost of total interest-bearing deposits decreased nine basis points to 0.21% for the third quarter from 0.30% for the second quarter. The cost of total interest-bearing liabilities declined nine basis points to 0.34% for the third quarter from 0.43% for the second quarter. Such declines are due mainly to a lower average rate on time deposits.

  Third Quarter of 2013 Compared to Third Quarter of 2012

        Net interest income increased by $11.5 million to $82.3 million for the third quarter of 2013 compared to $70.8 million for the third quarter of 2012. This change was due mainly to an $8.5 million increase in interest income on loans and leases, a $1.5 million increase in interest income on investment securities, and a $1.6 million decrease in interest expense on deposits.

        Interest income on loans and leases increased due mainly to the addition of the acquired FCAL loan portfolio and higher accelerated accretion of acquisition discounts resulting from PCI loan payoffs, offset by lower income on the early repayment of leases. The yield on loans and leases decreased 54 basis points to 6.90% for the three months ended September 30, 2013 compared to 7.44% for the three months ended September 30, 2012.

        Interest income on investment securities increased due to a higher average portfolio balance and an increase in the portfolio yield. The increase in securities interest income is due to: (a) higher interest on our municipal securities portfolio and on our corporate debt securities attributable to purchases, (b) higher dividends of $475,000 on our FHLB stock due to an increase in dividend yield, and (c) higher interest on our government agency and government-sponsored enterprise ("GSE") collateralized mortgage obligations, offset by lower interest on our GSE pass through securities portfolio. The lower interest on our pass through securities was due to: (a) a lower average balance due to principal paydowns and the fourth quarter of 2012 sale of $43.9 million of these securities, (b) accelerated premium amortization due to increased prepayment speeds, and (c) the lower yields on such securities purchased during the fourth quarter of 2012 and the first two quarters of 2013 due to the prevailing market conditions during those periods.

        The decline in interest expense on deposits for the third quarter of 2013 compared to the same period last year was due mainly to the lower rate and average balance of time deposits.

        The NIM declined 12 basis points to 5.46% for the third quarter of 2013 compared to 5.58% for the same quarter last year due mostly to the lower loan and lease yield, offset by lower funding costs. The decrease in the loan and lease yield was driven by: (a) the lower interest rate environment that continued from 2012 through 2013 as loans were originated and acquired at lower market rates during this period, and (b) lower income from early lease payoffs, offset partially by (c) higher accelerated accretion of acquisition discounts from PCI loan payoffs. Income from early lease payoffs was $299,000 for the third quarter of 2013 compared to $1.9 million for the third quarter of 2012, which increased the loan and lease yields by three basis points and 21 basis points, respectively. Accelerated accretion of acquisition discounts resulting from PCI loan payoffs totaled $2.1 million for the three months ended September 30, 2013 compared to $1.4 million for the same period last year, which increased the loan and lease yields by 19 basis points and 16 basis points, respectively.

        All-in deposit cost declined 15 basis points to 0.12% for the third quarter of 2013 compared to the same period last year. The cost of interest-bearing deposits declined 25 basis points to 0.21% due to a lower rate on time deposits and a shift in the deposit mix to lower cost interest-bearing checking, money market, and savings deposits from higher cost time deposits attributable to the decline in average time deposits. The cost of total interest-bearing liabilities declined 25 basis points to 0.34% due mainly to the reduction in the cost of interest-bearing deposits.

  Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

        Net interest income increased by $9.6 million to $216.5 million during the nine months ended September 30, 2013; interest income increased $3.7 million and interest expense decreased $5.9 million. Interest income on loans and leases increased due to a higher average loan and lease balance offset by a lower loan and lease yield. The increase in the average loan and lease balance was due mainly to the loans from the FCAL and APB acquisitions. The lower loan and lease yield was due to lower accelerated accretion of acquisition discounts resulting from PCI loan payoffs and lower income from early lease payoffs. The decrease in interest expense was due mainly to a lower rate and average balance for time deposits. The decrease in interest expense on borrowings was due to lower average borrowings; we repaid fixed-rate term FHLB advances at the end of the first quarter of 2012 and replaced a portion of those advances with lower cost overnight FHLB advances that were repaid during the third quarter of 2012.

        The NIM for the nine months ended September 30, 2013 was 5.36%, a decrease of 17 basis points from 5.53% for the same period last year. The decrease was due to lower yields on loans and leases and investment securities, offset in part by lower funding costs.

        The yield on average loans and leases decreased 44 basis points to 6.90% for the nine months ended September 30, 2013 compared to 7.34% for the same period last year, due in part to lower accelerated accretion of acquisition discounts resulting from PCI loan payoffs, lower income on early repayment of leases, and lower yields on new loan and lease originations. Accelerated accretion of acquisition discounts resulting from PCI loan payoffs totaled approximately $3.0 million for the first nine months of 2013 and $6.1 million for the same period last year, increasing the loan yields by 10 basis points and 24 basis points, respectively. Total income from early lease payoffs was $1.3 million for the nine months ended September 30, 2013 and $1.9 million for the same period last year.

        All-in deposit cost declined 13 basis points to 0.17% for the first nine months of 2013 compared to the same period last year. The cost of interest-bearing deposits declined 19 basis points to 0.30% due to a lower rate on average time deposits and a shift in the deposit mix to lower cost interest-bearing checking, money market and savings deposits from higher cost time deposits. The cost of total interest-bearing liabilities declined 27 basis points to 0.42% due to the reduction in the cost of time deposits and the first quarter of 2012 repayment of FHLB advances and the redemption of subordinated debentures.

  Provision for Credit Losses

        The following table sets forth the details of the provision for credit losses and allowance for credit losses data for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2013	June 30, 2013	September 30, 2012
				2013	2012
	(Dollars in thousands)
Provision For Credit Losses:
Addition to (reduction in) allowance for Non-PCI loans and leases	$(570)	$—	$(1,900)	$(1,030)	$(9,400)
Addition to (reduction in) reserve for unfunded loan commitments	570	—	(100)	1,030	(2,600)

Total provision (negative provision) for Non-PCI loans and leases	—	—	(2,000)	—	(12,000)
Provision (negative provision) for PCI loans	(4,167)	(1,842)	(141)	(2,872)	3,514

Total provision (negative provision) for credit losses	$(4,167)	$(1,842)	$(2,141)	$(2,872)	$(8,486)

Non-PCI Allowance for Credit Losses Data:
Net charge-offs on Non-PCI loans and leases	$2,125	$1,970	$1,019	$4,318	$6,771
Annualized net charge-offs to average Non-PCI loans and leases	0.22%	0.24%	0.13%	0.17%	0.31%
At Period End:
Allowance for loan and lease losses	$60,551	$63,246	$69,142
Allowance for credit losses	67,801	69,926	75,012
Non-PCI nonaccrual loans and leases	50,845	51,689	39,185
Non-PCI classified loans and leases	130,791	128,181	100,308
Allowance for credit losses to Non-PCI loans and leases	1.72%	1.78%	2.44%
Allowance for credit losses to Non-PCI nonaccrual loans and leases	133.3%	135.3%	191.4%

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

        Our Non-PCI loans and leases at September 30, 2013, included $1.2 billion in loans and leases acquired in acquisitions. These acquired loans and leases were initially recorded at their estimated fair values and such initial fair values included an estimate of credit losses. The allowance calculation for Non-PCI loans and leases takes into consideration those acquired loans and leases whose credit quality has deteriorated since their acquisition dates. At September 30, 2013, $691,000 of our allowance for credit losses applies to these acquired loans and leases. When these loans and leases are excluded from the total of Non-PCI loans and leases and the related allowance of $691,000 is also excluded from the allowance for credit losses, the coverage ratio of our allowance for credit losses to Non-PCI loans and leases increases to 2.43% at September 30, 2013; the comparable ratio at June 30, 2013 was 2.55%.

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

  Noninterest Income

        The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2013	June 30, 2013	September 30, 2012
				2013	2012
	(In thousands)
Noninterest Income:
Service charges on deposit accounts	$2,938	$2,767	$3,108	$8,568	$9,789
Other commissions and fees	2,204	2,154	2,123	6,291	6,101
Gain on sale of leases	604	279	132	1,108	1,525
Gain on sale of securities	—	—	—	409	—
Acquisition-related securities gain	5,222	—	—	5,222	—
Other-than-temporary impairment loss on covered security	—	—	—	—	(1,115)
Increase in cash surrender value of life insurance	62	221	304	716	964
FDIC loss sharing income (expense), net	(7,032)	(5,410)	(367)	(15,579)	(4,048)
Other income	1,129	192	382	1,435	599

Total noninterest income	$5,127	$203	$5,682	$8,170	$13,815

        The following table presents the details of FDIC loss sharing income (expense), net for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2013	June 30, 2013	September 30, 2012
				2013	2012
	(In thousands)
FDIC Loss Sharing Income, Net:
Gain on FDIC loss sharing asset(1)	$269	$494	$(593)	$4,820	$(885)
FDIC loss sharing asset amortization, net	(6,971)	(5,756)	(2,488)	(18,718)	(6,918)
Loan recoveries shared with FDIC(2)	—	—	(640)	(591)	(2,725)
Net reimbursement (to) from FDIC for covered OREO activity(3)	(276)	(149)	3,350	(1,039)	5,573
Other-than-temporary impairment losses on covered security	—	—	—	—	892
Other	(54)	1	4	(51)	15

Total FDIC loss sharing income (expense), net	$(7,032)	$(5,410)	$(367)	$(15,579)	$(4,048)

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

  Third Quarter of 2013 Compared to Second Quarter of 2013

        Noninterest income increased by $4.9 million to $5.1 million for the third quarter compared to $203,000 for the second quarter. The increase was due mostly to the non-taxable acquisition-related securities gain. We recorded this gain to recognize our previously-held equity interest in FCAL common stock at its fair value as of the acquisition date rather than at its historical cost. In addition, we recognized a higher gain on sales of leases, higher service charges on deposit accounts, and higher other income. Other income increased $522,000 due to referral fees and a deposit forfeiture on lease transactions; there were no similar transactions in the prior period. Other income also includes $247,000 of non-tax deductible interest income relating to death benefits on our bank-owned life insurance policies.

        These increases were offset by higher FDIC loss sharing expense of $1.6 million. Net FDIC loss sharing expense increased for the third quarter over the second quarter due to higher amortization of the FDIC loss sharing asset and a lower provision for credit losses on covered loans.

  Third Quarter of 2013 Compared to Third Quarter of 2012

        Noninterest income decreased by $555,000 to $5.1 million for the third quarter of 2013 compared to $5.7 million for the third quarter of 2012. The change was due to higher net FDIC loss sharing expense, offset partially by the non-taxable acquisition-related securities gain and higher other income. The increase in other income includes $522,000 for referral fees and a deposit forfeiture on lease transactions; there were no similar income items in the 2012 period. Other income also includes $335,000 of non-tax deductible interest income relating to death benefits on our bank-owned life insurance policies; there was no such income in 2012. Additionally, in the third quarter of 2012, the Company recognized a net gain of $297,000 on the sale of 10 branches; no such gain was recognized in 2013.

        The third quarter of 2013 included net FDIC loss sharing expense of $7.0 million compared to third quarter of 2012 net FDIC loss sharing expense of $367,000; such change was due mostly to higher net amortization of the FDIC loss sharing asset and lower net covered OREO costs, offset partially by a higher gain on the FDIC loss sharing asset and lower loan recoveries shared with the FDIC.

  Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

        Noninterest income declined by $5.6 million to $8.2 million during the nine months ended September 30, 2013 compared to $13.8 million for the same period last year. The decrease was due mainly to higher net FDIC loss sharing expense and lower service charges on deposit accounts, offset in part by the non-taxable acquisition-related securities gain, a decline in OTTI charges, and higher other income. The increase in other income includes $522,000 for referral fees and a deposit forfeiture on lease transactions; there were no similar income items in the 2012 period. Other income also includes $424,000 of non-tax deductible interest income relating to death benefits on our bank-owned life insurance policies; there was no such income in 2012. Additionally, in the third quarter of 2012, the Company recognized a net gain of $297,000 on the sale of 10 branches; no such gain was recognized in 2013. FDIC loss sharing expense, net, increased due to higher amortization of the FDIC loss sharing asset and lower net covered OREO costs, offset by a higher gain on the FDIC loss sharing asset and lower recoveries.

  Noninterest Expense

        The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2013	June 30, 2013	September 30, 2012
				2013	2012
	(Dollars in thousands)
Noninterest Expense:
Compensation	$27,963	$26,057	$23,812	$79,370	$71,698
Occupancy	7,828	7,480	6,964	21,906	21,340
Data processing	2,590	2,455	2,310	7,278	6,848
Other professional services	2,830	2,240	2,019	7,167	6,167
Business development	756	798	635	2,290	1,854
Communications	828	622	652	2,063	1,886
Insurance and assessments	1,496	1,267	1,398	4,024	4,014
Non-covered other real estate owned, net	(88)	80	1,883	305	3,834
Covered other real estate owned, net	(332)	(94)	4,290	(1,239)	7,242
Intangible asset amortization	1,512	1,284	1,678	3,972	5,150
Acquisition and integration	5,450	17,997	2,101	24,139	2,997
Debt termination	—	—	—	—	22,598
Other expense	5,367	4,030	3,915	13,324	12,509

Total noninterest expense	$56,200	$64,216	$51,657	$164,599	$168,137

        The following tables present the components of OREO expense, net for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2013	June 30, 2013	September 30, 2012
				2013	2012
	(In thousands)
Non-Covered OREO Expense:
Provision for losses	$643	$—	$2,566	$735	$3,419
Maintenance costs	356	293	354	919	1,738
Gain on sale	(1,087)	(213)	(1,037)	(1,349)	(1,323)

Total non-covered OREO (income) expense, net	$(88)	$80	$1,883	$305	$3,834

Covered OREO Expense:
Provision for losses	$(26)	$292	$5,214	$1,359	$10,147
Maintenance costs	11	93	102	59	314
Gain on sale	(317)	(479)	(1,026)	(2,657)	(3,219)

Total covered OREO (income) expense, net	$(332)	$(94)	$4,290	$(1,239)	$7,242

  Third Quarter of 2013 Compared to Second Quarter of 2013

        Noninterest expense declined by $8.0 million to $56.2 million during the third quarter compared to $64.2 million during the second quarter. This was due mainly to the $12.5 million decrease in acquisition and integration costs, offset by an increase in most of the overhead categories due to including the FCAL operations since the acquisition date.

        The decrease in acquisition and integration costs is attributed to the nature and timing of these types of expenses; we consummated the FCAL acquisition on May 31, 2013 and announced the proposed CSE transaction in July 2013. The third quarter acquisition and integration costs include $5.2 million related to the proposed CSE transaction and $250,000 of ongoing integration costs related to FCAL, while the second quarter costs relate solely to the FCAL acquisition.

        The increase in other professional services was due mainly to higher legal expense for litigation and loans. Excluding the change in acquisition and integration costs, OREO expenses, and other professional services, noninterest expense increased $4.3 million due almost entirely to the addition of the FCAL operations for a full quarter. Other expense increased $1.3 million due to higher legal settlement costs of $491,000, higher net losses on low income housing investments of $235,000, and higher loan expense and customer-related expenses of $145,000 and $165,000, respectively.

        Noninterest expense includes: (a) amortization of time-based restricted stock, which is included in compensation, and (b) intangible asset amortization. Amortization of restricted stock totaled $2.4 million for the third quarter and $2.0 million for the second quarter. Intangible asset amortization totaled $1.5 million for the third quarter and $1.3 million for the second quarter.

  Third Quarter of 2013 Compared to Third Quarter of 2012

        Noninterest expense increased by $4.5 million to $56.2 million for the third quarter of 2013 compared to $51.7 million for the third quarter of 2012. This change was due mainly to the increase in compensation expense, the increase in acquisition and integration costs, and the increase in other expense, offset partially by the decline in OREO expense. The increase in compensation expense was attributable mainly to the addition of the acquired FCAL operations and higher amortization of restricted stock. The increase in other expense was due mostly to higher legal settlement costs of

$491,000, higher net losses on low income housing investments of $455,000, and higher customer-related expenses and employee-related expenses of $234,000 and $153,000, respectively. The decline in OREO expense was due mostly to lower write-downs of $7.2 million, offset partially by lower gains on sales of $659,000.

  Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

        Noninterest expense decreased by $3.5 million to $164.6 million during the nine months ended September 30, 2013 compared to $168.1 million for the same period last year. This decrease was due mostly to the combination of: (a) lower debt termination expense as a result of the early repayments of FHLB advances and subordinated debentures in 2012, with no such debt termination expense in the current year, and (b) lower OREO expense due to lower write-downs, offset by (c) higher acquisition and integration costs recognized in 2013 compared to 2012, (d) higher compensation expense, and (e) higher other professional services. Compensation expense increased due to a higher employee count resulting from our acquisition activity. Other professional services increased due to higher legal expense for litigation and loans and higher fees for internal and external audit services. Intangible asset amortization declined due to certain intangibles being fully amortized.

        Amortization of restricted stock totaled $6.2 million and $4.3 million for the nine months ended September 30, 2013 and 2012, respectively. Intangible asset amortization totaled $4.0 million for the first nine months of 2013 compared to $5.2 million for the same period last year.

  Income Taxes

        The effective tax rate for the third quarter of 2013 was 31.8% compared to 30.1% for the second quarter of 2013 and 40.3% for the third quarter of 2012. The effective tax rates for the nine months ended September 30, 2013 and 2012 were 33.2% and 39.5%, respectively. The third quarter of 2013 effective tax rate was driven lower by the non-taxable nature of the $5.2 million acquisition-related securities gain. Excluding this item, our effective tax rate would have been 37.3%. The lower effective tax rate in the second quarter of 2013 resulted from a higher proportion of tax credits and tax exempt income to pre-tax income. Generally, the difference in the effective tax rates between periods relates mainly to the level of tax credits and tax deductions and the amount of tax exempt income recorded in each of the periods. The Company operates primarily in the Federal and California jurisdictions and the blended statutory tax rate for Federal and California is 42%.

Business Segments

        The Company's reportable segments consist of "Banking," "Asset Financing," and "Other." At September 30, 2013, the Other segment consisted of the PacWest Bancorp holding company and other elimination and reconciliation entries. For further information, see Note 15, Business Segments, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

        The following tables present information regarding our business segments as of and for the periods indicated (the only segment income statements for which discontinued operations are applicable and reported are those for the three months ended September 30, 2013 and June 30, 2013, and the nine months ended September 30, 2013):

	September 30, 2013
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Loans and leases, net of unearned income	$3,912,885	$470,508	$—	$4,383,393
Allowance for loan and lease losses	(76,496)	(7,290)	—	(83,786)

Total loans and leases, net	$3,836,389	$463,218	$—	$4,299,607

Goodwill	$190,184	$25,678	$—	$215,862
Core deposit and customer relationship intangibles, net	16,604	2,074	—	18,678
Total assets	6,100,587	507,339	8,929	6,616,855
Total deposits(1)	5,467,568	—	(34,424)	5,433,144

(1)
The negative balance in the "Other" segment represents the elimination of holding company cash held in deposit accounts at the Bank.

	September 30, 2012
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Loans and leases, net of unearned income	$3,259,571	$389,420	$—	$3,648,991
Allowance for loan and lease losses	(95,878)	(3,968)	—	(99,846)

Total loans and leases, net	$3,163,693	$385,452	$—	$3,549,145

Goodwill	$54,704	$24,888	$—	$79,592
Core deposit and customer relationship intangibles, net	13,194	2,705	—	15,899
Total assets	5,080,308	440,690	17,504	5,538,502
Total deposits(1)	4,800,852	—	(13,504)	4,787,348

(1)
The negative balance in the "Other" segment represents the elimination of holding company cash held in deposit accounts at the Bank.

	Three Months Ended September 30, 2013
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$72,873	$12,285	$—	$85,158
Intersegment interest income (expense)	353	(353)	—	—
Other interest expense	(1,692)	(108)	(1,069)	(2,869)

Net interest income	71,534	11,824	(1,069)	82,289

Negative provision (provision) for credit losses	5,782	(1,615)	—	4,167

Noninterest income	(1,566)	1,443	5,250	5,127

Intangible asset amortization	(1,354)	(158)	—	(1,512)
Acqusition and integration costs	(5,190)	—	(260)	(5,450)
Other noninterest expense	(42,015)	(5,822)	(1,401)	(49,238)

Total noninterest expense	(48,559)	(5,980)	(1,661)	(56,200)

Earnings (loss) from continuing operations before income taxes	27,191	5,672	2,520	35,383
Income tax (expense) benefit	(9,996)	(2,378)	1,131	(11,243)

Net earnings (loss) from continuing operations	17,195	3,294	3,651	24,140

Earnings from discontinued operations before income taxes	39	—	—	39
Income tax expense	(16)	—	—	(16)

Net earnings from discontinued operations	23	—	—	23

Net earnings	$17,218	$3,294	$3,651	$24,163

	Three Months Ended June 30, 2013
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$59,321	$12,310	$—	$71,631
Intersegment interest income (expense)	460	(460)	—	—
Other interest expense	(2,080)	(196)	(882)	(3,158)

Net interest income	57,701	11,654	(882)	68,473

Negative provision (provision) for credit losses	2,607	(765)	—	1,842

Noninterest income	(415)	592	26	203

Intangible asset amortization	(1,127)	(157)	—	(1,284)
Acquisition and integration costs	(17,997)	—	—	(17,997)
Other noninterest expense	(37,557)	(5,980)	(1,398)	(44,935)

Total noninterest expense	(56,681)	(6,137)	(1,398)	(64,216)

Earnings (loss) from continuing operations before income taxes	3,212	5,344	(2,254)	6,302
Income tax (expense) benefit	(612)	(2,237)	943	(1,906)

Net earnings (loss) from continuing operations	2,600	3,107	(1,311)	4,396

Loss from discontinued operations before income taxes	(81)	—	—	(81)
Income tax benefit	34	—	—	34

Net loss from discontinued operations	(47)	—	—	(47)

Net earnings (loss)	$2,553	$3,107	$(1,311)	$4,349

	Three Months Ended September 30, 2012
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$62,358	$12,765	$—	$75,123
Intersegment interest income (expense)	454	(454)	—	—
Other interest expense	(3,287)	(215)	(850)	(4,352)

Net interest income	59,525	12,096	(850)	70,771

Negative provision (provision) for credit losses	3,325	(1,184)	—	2,141

Noninterest income	5,191	466	25	5,682

Intangible asset amortization	(1,544)	(134)	—	(1,678)
Acquisition and integration costs	(2,101)	—	—	(2,101)
Other noninterest expense	(40,776)	(5,706)	(1,396)	(47,878)

Total noninterest expense	(44,421)	(5,840)	(1,396)	(51,657)

Earnings (loss) before income taxes	23,620	5,538	(2,221)	26,937
Income tax (expense) benefit	(9,491)	(2,291)	933	(10,849)

Net earnings (loss)	$14,129	$3,247	$(1,288)	$16,088

	Nine Months Ended September 30, 2013
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$189,101	$36,957	$—	$226,058
Intersegment interest income (expense)	1,284	(1,284)	—	—
Other interest expense	(6,422)	(447)	(2,734)	(9,603)

Net interest income	183,963	35,226	(2,734)	216,455

Negative provision (provision) for credit losses	6,053	(3,181)	—	2,872

Noninterest income	292	2,579	5,299	8,170

Intangible asset amortization	(3,474)	(498)	—	(3,972)
Acquisition and integration costs	(23,879)	—	(260)	(24,139)
Other noninterest expense	(114,418)	(17,855)	(4,215)	(136,488)

Total noninterest expense	(141,771)	(18,353)	(4,475)	(164,599)

Earnings (loss) from continuing operations before income taxes	48,537	16,271	(1,910)	62,898
Income tax (expense) benefit	(17,038)	(6,814)	2,984	(20,868)

Net earnings (loss) from continuing operations	31,499	9,457	1,074	42,030

Loss from discontinued operations before income taxes	(42)	—	—	(42)
Income tax benefit	18	—	—	18

Net loss from discontinued operations	(24)	—	—	(24)

Net earnings	$31,475	$9,457	$1,074	$42,006

	Nine Months Ended September 30, 2012
	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$189,886	$32,527	$—	$222,413
Intersegment interest income (expense)	1,607	(1,607)	—	—
Other interest expense	(12,002)	(658)	(2,889)	(15,549)

Net interest income	179,491	30,262	(2,889)	206,864

Negative provision (provision) for credit losses	9,770	(1,284)	—	8,486

Noninterest income	11,382	2,345	88	13,815

Intangible asset amortization	(4,855)	(295)	—	(5,150)
Acquisition and integration costs	(2,951)	(46)	—	(2,997)
Debt termination expense	(24,195)	—	1,597	(22,598)
Other noninterest expense	(116,366)	(16,916)	(4,110)	(137,392)

Total noninterest expense	(148,367)	(17,257)	(2,513)	(168,137)

Earnings (loss) before income taxes	52,276	14,066	(5,314)	61,028
Income tax (expense) benefit	(20,412)	(5,941)	2,234	(24,119)

Net earnings (loss)	$31,864	$8,125	$(3,080)	$36,909

  Third Quarter 2013 Compared to Third Quarter of 2012

        Net earnings for the Banking segment increased by $3.1 million to $17.2 million for the third quarter of 2013 compared to $14.1 million for the third quarter of 2012. This change was due mostly to an increase in interest income and an increase in negative provision for credit losses, offset partially by a decline in noninterest income, which was due to an increase in FDIC loss sharing expense. The increase in noninterest expense was attributable to one full quarter of overhead costs for FCAL, offset partially by a decline in OREO expenses.

        Net interest income for the Banking segment increased by $12.0 million ($7.0 million after tax) for the third quarter of 2013 compared to the third quarter of 2012, due mainly to an increase in interest-earning assets and lower interest expense on deposits. The yield on average interest-earning assets was 5.24% for the third quarter of 2013 compared to 5.32% for the same quarter last year. The net interest margin attributed to the Banking segment was 5.15% for the third quarter of 2013 compared to 5.08% for the third quarter of 2012.

        Net earnings for the Asset Financing segment increased by $47,000 to $3.3 million for the third quarter of 2013 compared to $3.2 million for the third quarter of 2012. This change was due mainly to an increase in noninterest income, offset partially by an increase in provision for credit losses and lower net interest income. The yield on average interest-earning assets was 10.47% for the third quarter of 2013 compared to 13.51% for the same quarter last year. Yields are impacted by amortization and accretion of purchase premiums and discounts as loans and leases run off, as well as income on the early repayment of leases, which was lower in the third quarter of 2013. Noninterest income increased due to a higher gain on sales of leases, as well as referral fees and a deposit forfeiture on lease transactions.

        Net earnings for the Other segment increased by $4.9 million for the third quarter of 2013 compared to the third quarter 2012. This change was due primarily to the non-taxable acquisition-related securities gain. The Other segment consists principally of holding company operations which result in expenses principally for compensation, facilities, professional services, and interest on subordinated debentures.

  Nine Months of 2013 Compared to Nine Months of 2012

        Net earnings for the Banking segment decreased by $389,000 to $31.5 million for the nine months ended September 30, 2013 compared to $31.9 million for the nine months ended September 30, 2012. This change was due mostly to an increase in acquisition and integration costs and a decrease in negative provision for credit losses, offset partially by a reduction in debt termination expense which was recognized in 2012 with no similar charge in 2013. Also contributing to the decline in net earnings was higher FDIC loss sharing expense, offset partially by lower OREO expense. Net interest income for the Banking segment increased by $4.5 million for the first nine months of 2013 compared to the same period last year due mainly to lower interest expense on deposits and borrowings.

        Net earnings for the Asset Financing segment increased by $1.3 million to $9.4 million for the nine months ended September 30, 2013 compared to $8.1 million for the nine months ended September 30, 2012. This change was due primarily to an increase in interest income, most of which resulted from the Celtic acquisition (completed in April 2012). The increase in the provision for credit losses was due primarily to two asset-based lending relationships that were identified as impaired in the current year. Net earnings were positively impacted by an increase in noninterest income, partially offset by an increase in overhead expenses in 2013 from the Celtic acquisition. Excluding the impact of Celtic, noninterest expense decreased due primarily to lower intangible asset amortization for the EQF leasing division.

        Net interest income for the Asset Financing segment increased by $5.0 million for the first nine months of 2013 compared to the same period last year, of which $3.2 million related to Celtic. The additional growth in net interest income was due to an increase in average interest-earning assets for the other asset financing entities, offset partially by lower yields. The yield on average interest-earning assets declined to 10.87% for the first nine months of 2013 from 12.61% for the same period last year.

        Net earnings for the Other segment increased by $4.2 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. This change was due primarily to the non-taxable acquisition-related securities gain recorded in the third quarter of 2013. This was partially offset by the gain on debt termination recognized in the prior year and not repeated in 2013.

Balance Sheet Analysis

  Investment Portfolio

        The following table presents the components, yields, and duration of our securities available-for-sale as of the date indicated:

	September 30, 2013
Security Type	Amortized Cost	Carrying Value	Yield(1)	Duration (in years)
	(Dollars in thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$695,768	$713,962	2.15%	4.0
Government agency and government-sponsored enterprise collateralized mortgage obligations	201,531	199,360	2.79%	5.0
Covered private label collateralized mortgage obligations	31,503	39,378	10.26%	3.1
Municipal securities(2)	460,754	439,635	3.24%	6.3
Corporate debt securities	84,028	82,106	2.68%	2.4
Other securities	37,999	37,706	1.02%	3.2

Total securities available-for-sale(2)	$1,511,583	$1,512,147	2.77%	4.7

(1)
Represents the yield for the month of September 2013.

(2)
The tax equivalent yield was 4.86% and 3.24% for municipal securities and total securities available-for-sale, respectively.

        The following table shows the geographic composition of our municipal securities portfolio as of the date indicated:

	September 30, 2013
	Carrying Value	% of Total
	(In thousands)
Municipal Securities by State:
Texas	$84,517	20%
Washington	41,748	10%
New York	32,213	7%
Colorado	25,342	6%
Illinois	24,217	6%
Ohio	22,158	5%
California	19,524	4%
Hawaii	15,116	3%
Florida	14,970	3%
Massachusetts	14,962	3%

Total of 10 largest states	294,767	67%
All other states	144,868	33%

Total municipal securities	$439,635	100%

  Loans and Leases

        The following table presents the balance of our total gross loans and leases by portfolio segment and class as of the dates indicated:

	September 30, 2013		June 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$189,274	4%	$193,612	4%	$183,788	5%
SBA 504	48,126	1%	55,591	1%	54,158	2%
Other	2,733,981	63%	2,783,399	63%	2,184,624	60%

Total real estate mortgage	2,971,381	68%	3,032,602	68%	2,422,570	67%

Real estate construction:
Residential	62,154	1%	60,427	1%	54,602	1%
Commercial	139,370	4%	153,308	4%	100,002	3%

Total real estate construction	201,524	5%	213,735	5%	154,604	4%

Total real estate loans	3,172,905	73%	3,246,337	73%	2,577,174	71%

Commercial:
Collateralized	563,538	13%	528,370	12%	465,831	13%
Unsecured	106,446	2%	101,826	2%	70,373	2%
Asset-based	231,898	5%	254,081	6%	239,430	7%
SBA 7(a)	27,552	1%	28,792	1%	25,325	1%

Total commercial	929,434	21%	913,069	21%	800,959	23%

Leases	235,791	5%	216,089	5%	174,373	5%
Consumer	34,153	1%	29,051	1%	23,085	1%
Foreign	12,029	—	16,073	—	17,241	—

Total gross loans and leases	$4,384,312	100%	$4,420,619	100%	$3,592,832	100%

        The following table presents our loan and lease portfolio activity for the third and second quarters of 2013:

	June 30, 2013	Originated and Purchased	Net Paydowns	Net Acquired	September 30, 2013
	(In thousands)
Non-covered loans, excluding Asset Financing Segment	$3,369,045	$189,321	$(152,667)	$—	$3,405,699
Asset Financing Segment	470,170	51,436	(53,917)	—	467,689

Total non-covered loans and leases	3,839,215	240,757	(206,584)	—	3,873,388
Covered loans	581,404	—	(70,480)	—	510,924

Total	$4,420,619	$240,757	$(277,064)	$—	$4,384,312

	March 31, 2013	Originated and Purchased	Net Paydowns	Net Acquired	June 30, 2013
	(In thousands)
Non-covered loans, excluding Asset Financing Segment	$2,495,291	$124,707	$(154,056)	$903,103	$3,369,045
Asset Financing Segment	463,030	45,453	(38,313)	—	470,170

Total non-covered loans and leases	2,958,321	170,160	(192,369)	903,103	3,839,215
Covered loans	512,366	—	(34,999)	104,037	581,404

Total	$3,470,687	$170,160	$(227,368)	$1,007,140	$4,420,619

        Our real estate loan portfolio is predominantly commercial-related loans and as such does not expose us to the risks generally associated with residential mortgage loans. Our portfolio does expose us to risk elements associated with mortgage loans on commercial property. Commercial real estate mortgage loan repayments typically do not rely on the sale of the underlying collateral, but instead rely on the income producing potential of the collateral as the source of repayment. Ultimately, though, due to the loan amortization period generally being greater than the contractual loan term, the borrower may be required to refinance the loan, either with us or another lender, or pay off the loan, by selling the underlying collateral.

        At September 30, 2013, we had $308.0 million of commercial real estate mortgage loans maturing over the next 12 months. For any of these loans, in the event that we provide a concession through a refinance or modification which we would not ordinarily consider in order to protect as much of our investment as possible, such loans may be considered troubled debt restructurings even though they performed throughout their terms. The circumstances regarding any modification and a borrower's specific situation, such as their ability to obtain financing from another source at similar market terms, are evaluated on an individual basis to determine if a troubled debt restructuring has occurred. Higher levels of troubled debt restructurings may lead to increased classified assets and credit loss provisions.

        The following table presents the composition of our total real estate mortgage loan portfolio as of the dates indicated:

	September 30, 2013		June 30, 2013		December 31, 2012
Loan Category	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$375,862	13%	$409,448	14%	$340,499	14%
Retail	353,039	12%	381,242	13%	362,771	15%
Office buildings	451,783	16%	435,428	15%	357,347	14%
Owner-occupied	244,087	8%	188,228	6%	209,697	9%
Hotel	189,274	6%	193,612	6%	183,788	8%
Healthcare	186,121	6%	163,615	5%	113,854	5%
Mixed use	70,308	2%	86,466	3%	54,052	2%
Gas station	33,839	1%	33,977	1%	35,725	1%
Self storage	75,323	3%	91,616	3%	65,362	3%
Restaurant	22,195	1%	26,352	1%	18,325	1%
Land acquisition/development	13,558	—	13,625	—	21,922	1%
Unimproved land	12,606	—	14,386	—	13,341	1%
Other	214,721	7%	226,079	8%	182,377	7%

Total commercial real estate mortgage	2,242,716	75%	2,264,074	75%	1,959,060	81%

Residential real estate mortgage:
Multi-family	383,297	13%	403,020	13%	262,815	11%
Single family owner-occupied	220,440	8%	245,988	8%	96,380	4%
Single family nonowner-occupied	33,338	1%	24,477	1%	28,790	1%
Mixed use	10,761	—	10,335	—	3,372	—
HELOCs	80,829	3%	84,708	3%	72,153	3%

Total residential real estate mortgage	728,665	25%	768,528	25%	463,510	19%

Total gross real estate mortgage loans	$2,971,381	100%	$3,032,602	100%	$2,422,570	100%

        The following table presents the balance of our total gross loans and leases by portfolio segment and class, showing the non-covered and covered components, at the date indicated:

	September 30, 2013
	Non-Covered Loans and Leases		Covered Loans		Total Loans and Leases
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$186,844	5%	$2,430	—	$189,274	4%
SBA 504	48,126	1%	—	—	48,126	1%
Other	2,259,138	58%	474,843	93%	2,733,981	63%

Total real estate mortgage	2,494,108	64%	477,273	93%	2,971,381	68%

Real estate construction:
Residential	62,154	2%	—	—	62,154	1%
Commercial	119,839	3%	19,531	4%	139,370	4%

Total real estate construction	181,993	5%	19,531	4%	201,524	5%

Total real estate loans	2,676,101	69%	496,804	97%	3,172,905	73%

Commercial:
Collateralized	554,817	14%	8,721	2%	563,538	13%
Unsecured	104,402	3%	2,044	—	106,446	2%
Asset-based	231,898	6%	—	—	231,898	5%
SBA 7(a)	27,552	1%	—	—	27,552	1%

Total commercial	918,669	24%	10,765	2%	929,434	21%

Leases	235,791	6%	—	—	235,791	5%
Consumer	30,798	1%	3,355	1%	34,153	1%
Foreign	12,029	—	—	—	12,029	—

Total gross loans and leases	$3,873,388	100%	$510,924	100%	$4,384,312	100%

Non-Covered Loans and Leases

        The following table presents the balance of our non-covered loans and leases by portfolio segment and class as of the dates indicated:

	September 30, 2013		June 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$186,844	5%	$191,167	5%	$181,144	6%
SBA 504	48,126	1%	55,591	1%	54,158	2%
Other	2,259,138	58%	2,248,606	59%	1,682,368	55%

Total real estate mortgage	2,494,108	64%	2,495,364	65%	1,917,670	63%

Real estate construction:
Residential	62,154	2%	57,936	2%	48,629	1%
Commercial	119,839	3%	129,257	3%	81,330	3%

Total real estate construction	181,993	5%	187,193	5%	129,959	4%

Total real estate loans	2,676,101	69%	2,682,557	70%	2,047,629	67%

Commercial:
Collateralized	554,817	14%	517,422	13%	453,176	14%
Unsecured	104,402	3%	98,703	3%	69,844	2%
Asset-based	231,898	6%	254,081	6%	239,430	8%
SBA 7(a)	27,552	1%	28,767	1%	25,325	1%

Total commercial	918,669	24%	898,973	23%	787,775	25%

Leases	235,791	6%	216,089	6%	174,373	6%
Consumer	30,798	1%	25,523	1%	22,487	1%
Foreign	12,029	—	16,073	—	17,241	1%

Total gross non-covered loans and leases	$3,873,388	100%	$3,839,215	100%	$3,049,505	100%

        The following table presents the composition of our non-covered real estate mortgage loan portfolio as of the dates indicated:

	September 30, 2013		June 30, 2013		December 31, 2012
Loan Category	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$345,661	14%	$375,932	15%	$315,096	16%
Retail	278,071	11%	291,259	12%	271,412	14%
Office buildings	408,961	17%	390,518	15%	304,096	16%
Owner-occupied	228,849	9%	173,855	7%	195,170	10%
Hotel	186,844	7%	191,167	8%	181,144	9%
Healthcare	177,361	7%	150,704	6%	102,816	5%
Mixed use	63,744	3%	77,609	3%	51,294	3%
Gas station	30,015	1%	27,861	1%	29,632	2%
Self storage	48,177	2%	47,441	2%	29,688	2%
Restaurant	21,285	1%	25,447	1%	16,755	1%
Land acquisition/development	13,558	1%	13,625	1%	21,922	1%
Unimproved land	12,157	—	14,254	1%	13,173	1%
Other	198,450	8%	210,937	8%	172,273	9%

Total commercial real estate mortgage	2,013,133	81%	1,990,609	80%	1,704,471	89%

Residential real estate mortgage:
Multi-family	245,435	10%	254,165	10%	103,742	5%
Single family owner-occupied	154,008	6%	171,801	7%	44,792	2%
Single family nonowner-occupied	15,449	1%	8,588	—	12,789	1%
Mixed used	10,283	—	10,335	—	1,333	—
HELOCs	55,800	2%	59,866	3%	50,543	3%

Total residential real estate mortgage	480,975	19%	504,755	20%	213,199	11%

Total gross non-covered real estate mortgage loans	$2,494,108	100%	$2,495,364	100%	$1,917,670	100%

        The largest subset of the "Other" commercial real estate mortgage category is for fixed base operators at airports with a balance of $49.5 million, or 24.9% of the total in "Other."

  Covered Loans

        The following table presents the composition of our covered loans as of the dates indicated:

	September 30, 2013		June 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$2,430	—	$2,445	—	$2,644	1%
Other	474,843	93%	534,793	92%	502,256	92%

Total real estate mortgage	477,273	93%	537,238	92%	504,900	93%

Real estate construction:
Residential	—	—	2,491	—	5,973	1%
Commercial	19,531	4%	24,051	4%	18,672	4%

Total real estate construction	19,531	4%	26,542	4%	24,645	5%

Total real estate loans	496,804	97%	563,780	96%	529,545	98%

Commercial:
Collateralized	8,721	2%	10,948	2%	12,655	2%
Unsecured	2,044	—	3,123	1%	529	—
SBA 7(a)	—	—	25	—	—	—

Total commercial	10,765	2%	14,096	3%	13,184	2%

Consumer	3,355	1%	3,528	1%	598	—

Total gross covered loans	$510,924	100%	$581,404	100%	$543,327	100%

        The following table presents our gross covered real estate mortgage loan portfolio as of the dates indicated:

	September 30, 2013		June 30, 2013		December 31, 2012
Loan Category	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$30,201	6%	$33,516	6%	$25,403	5%
Retail	74,968	16%	89,983	17%	91,359	18%
Office buildings	42,822	9%	44,910	8%	53,251	11%
Owner-occupied	15,238	3%	14,373	3%	14,527	3%
Hotel	2,430	1%	2,445	1%	2,644	1%
Healthcare	8,760	2%	12,911	2%	11,038	2%
Mixed use	6,564	1%	8,857	2%	2,758	1%
Gas station	3,824	1%	6,116	1%	6,093	1%
Self storage	27,146	6%	44,175	8%	35,674	7%
Restaurant	910	—	905	—	1,570	—
Unimproved land	449	—	132	—	168	—
Other	16,271	3%	15,142	3%	10,104	2%

Total commercial real estate mortgage	229,583	48%	273,465	51%	254,589	51%

Residential real estate mortgage:
Multi-family	137,862	29%	148,855	27%	159,073	32%
Single family owner-occupied	66,432	14%	74,187	14%	51,588	10%
Single family nonowner-occupied	17,889	4%	15,889	3%	16,001	3%
Mixed use	478	—	—	—	2,039	—
HELOCs	25,029	5%	24,842	5%	21,610	4%

Total residential real estate mortgage	247,690	52%	263,773	49%	250,311	49%

Total gross covered real estate mortgage loans	$477,273	100%	$537,238	100%	$504,900	100%

        The loans acquired in the Affinity and Los Padres acquisitions are covered by loss sharing agreements with the FDIC and we will be reimbursed for a substantial portion of any future losses. We acquired $110.0 million of covered assets in the FCAL acquisition. We assumed the loss sharing agreements between First California Bank and the FDIC related to FCB's acquisition of Western Commercial Bank ("Western Commercial") and San Luis Trust Bank ("San Luis").

        Under the terms of the Affinity loss sharing agreement, the FDIC will (a) absorb 80% of losses and receive 80% of loss recoveries on the first $234 million of losses on covered assets and (b) absorb 95% of losses and receive 95% of loss recoveries on losses exceeding $234 million. The Affinity loss sharing provisions expire in the third quarters of 2014 and 2019 for non-single family covered assets and single family covered assets, respectively, while the related loss recovery provisions expire in the third quarters of 2017 and 2019, respectively.

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

        Both the Western Commercial and San Luis loss sharing agreements contain True-Up provisions. As of September 30, 2013, the estimated True-Up liability of $6.6 million is included in other liabilities in the accompanying condensed consolidated balance sheets.

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

        At September 30, 2013, in the event that 1% of our Non-PCI loans and leases were downgraded one credit risk rating category for each category (e.g., 1% of the "pass" category moved to the "special mention" category, 1% of the "special mention" category moved to "substandard" category, and 1% of the "substandard" category moved to the "doubtful" category within our current allowance methodology), the allowance for credit losses would have increased by approximately $1.1 million. In the event that 5% of our Non-PCI loans and leases were downgraded one credit risk category, the allowance for credit losses would increase by approximately $5.5 million.

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

        The following table presents information regarding the allowance for credit losses on Non-PCI loans and leases as of the dates indicated:

Non-PCI Allowance Data:	September 30, 2013	June 30, 2013	December 31, 2012	September 30, 2012
	(Dollars in thousands)
Allowance for loan and lease losses	$60,551	$63,246	$65,899	$69,142
Reserve for unfunded loan commitments	7,250	6,680	6,220	5,870

Total allowance for credit losses	$67,801	$69,926	$72,119	$75,012

Allowance for credit losses to loans and leases	1.72%	1.78%	2.35%	2.44%
Allowance for credit losses to nonaccrual loans and leases	133.3%	135.3%	172.7%	191.4%
Allowance for credit losses to nonperforming assets	63.5%	60.2%	73.5%	72.9%

        The following table presents the changes in our allowance for credit losses on Non-PCI loans and leases for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2013	June 30, 2013	September 30, 2012
Non-PCI Allowance for Credit Losses:				2013	2012
	(In thousands)
Allowance for credit losses, beginning of period	$69,926	$71,896	$78,031	$72,119	$93,783
Provision (negative provision) for credit losses	—	—	(2,000)	—	(12,000)
Net charge-offs	(2,125)	(1,970)	(1,019)	(4,318)	(6,771)

Allowance for credit losses, end of period	$67,801	$69,926	$75,012	$67,801	$75,012

        The following table presents the changes in our allowance for loan and lease losses on Non-PCI loans and leases for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2013	June 30, 2013	September 30, 2012
Non-PCI Allowance for Loan and Lease Losses:				2013	2012
	(Dollars in thousands)
Allowance for loan and lease losses, beginning of period	$63,246	$65,216	$72,061	$65,899	$85,313
Loans and leases charged off:
Real estate mortgage	(281)	(3,237)	(1,118)	(3,840)	(5,891)
Real estate construction	—	—	(492)	—	(492)
Commercial	(2,439)	(1,370)	(492)	(4,517)	(2,715)
Leases	—	—	—	(114)	—
Consumer	(75)	(27)	(25)	(111)	(258)

Total loans and leases charged off	(2,795)	(4,634)	(2,127)	(8,582)	(9,356)

Recoveries on loans charged off:
Real estate mortgage	152	1,336	845	1,665	1,217
Real estate construction	179	12	11	514	35
Commercial	321	1,297	218	2,025	1,232
Consumer	15	19	32	57	79
Foreign	3	—	2	3	22

Total recoveries on loans charged off	670	2,664	1,108	4,264	2,585

Net charge-offs	(2,125)	(1,970)	(1,019)	(4,318)	(6,771)
Provision (negative provision) for loan and lease losses	(570)	—	(1,900)	(1,030)	(9,400)

Allowance for loan and lease losses, end of period	$60,551	$63,246	$69,142	$60,551	$69,142

Ratios:
Allowance for loan and lease losses to loans and leases (end of period)	1.53%	1.61%	2.24%	1.53%	2.24%
Allowance for loan and lease losses to nonaccrual loans and leases (end of period)	119.1%	122.4%	176.5%	119.1%	176.5%
Annualized net charge-offs to average loans and leases	0.22%	0.24%	0.13%	0.17%	0.31%

        The following table presents the changes in our reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2013	June 30, 2013	September 30, 2012
Non-PCI Reserve for Unfunded Loan Commitments:				2013	2012
	(In thousands)
Reserve for unfunded loan commitments, beginning of period	$6,680	$6,680	$5,970	$6,220	$8,470
Provision (negative provision)	570	—	(100)	1,030	(2,600)

Reserve for unfunded loan commitments, end of period	$7,250	$6,680	$5,870	$7,250	$5,870

  Allowance for Credit Losses on PCI Loans

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

        The following table presents the changes in our allowance for credit losses on PCI loans for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2013	June 30, 2013	September 30, 2012
				2013	2012
	(In thousands)
Allowance for credit losses on PCI loans, beginning of period	$27,397	$29,303	$31,463	$26,069	$31,275
Provision (negative provision)	(4,167)	(1,842)	(141)	(2,872)	3,514
Net (charge-offs) recoveries	5	(64)	(618)	38	(4,085)

Allowance for credit losses on PCI loans, end of period	$23,235	$27,397	$30,704	$23,235	$30,704

Nonperforming Assets and Performing Restructured Loans

        The following table presents nonperforming assets and performing restructured loans information as of the dates indicated:

	September 30, 2013	June 30, 2013	December 31, 2012	September 30, 2012
	(Dollars in thousands)
Nonaccrual loans and leases(1)	$50,845	$51,689	$41,762	$39,185
Other real estate owned	55,972	64,546	56,414	63,707

Total nonperforming assets	$106,817	$116,235	$98,176	$102,892

Performing restructured loans(1)	$80,237	$83,543	$106,288	$112,834
Nonaccrual loans and leases to loans and leases, net of unearned income(1)	1.29%	1.32%	1.36%	1.27%
Nonperforming assets ratio(1)(2)	2.67%	2.91%	3.14%	3.27%

(1)
Excludes PCI loans.

(2)
Nonperforming assets ratio is calculated as nonperforming assets divided by the sum of total non-PCI loans and leases and total OREO.

        Nonperforming assets include Non-PCI nonaccrual loans and leases and OREO and totaled $106.8 million at September 30, 2013 compared to $116.2 million at June 30, 2013. The $9.4 million decrease in nonperforming assets was due to an $844,000 decrease in nonaccrual loans and leases and an $8.6 million decrease in OREO. The nonperforming assets ratio decreased to 2.67% at September 30, 2013 from 2.91% at June 30, 2013.

  Nonaccrual Loans and Leases

        The $844,000 decrease in nonaccrual loans and leases (excluding PCI loans) during the third quarter of 2013 was attributable to (a) additions of $13.5 million, (b) charge-offs of $2.4 million, (c) other reductions, payoffs and returns to accrual status of $8.7 million, and (d) foreclosures of $3.2 million.

        The following table presents our Non-PCI nonaccrual loans and leases and accruing loans and leases past due between 30 and 89 days by portfolio segment and class as of the dates indicated:

	Nonaccrual Loans and Leases
					Accruing and 30 - 89 Days Past Due
	September 30, 2013		June 30, 2013
	Amount	% of Loan Category	Amount	% of Loan Category	September 30, 2013 Amount	June 30, 2013 Amount
	(Dollars in thousands)
Real estate mortgage:
SBA 504	$2,791	5.8%	$3,007	5.4%	$—	$929
Other	21,628	0.9%	26,093	1.1%	4,473	2,060

Total real estate mortgage	24,419	1.0%	29,100	1.1%	4,473	2,989

Real estate construction:
Residential	826	1.3%	834	1.4%	—	—
Commercial	2,857	2.2%	2,938	2.1%	50	—

Total real estate construction	3,683	1.9%	3,772	1.9%	50	—

Commercial:
Collateralized	15,256	2.7%	13,441	2.6%	2,250	796
Unsecured	334	0.3%	1,583	1.6%	1,381	976
Asset-based	3,381	1.5%	—	—	—	—
SBA 7(a)	2,934	10.6%	3,052	10.7%	132	262

Total commercial	21,905	2.4%	18,076	2.0%	3,763	2,034

Leases	244	0.1%	244	0.1%	—	—
Consumer	594	1.8%	497	1.7%	167	24

Total non-covered loans and leases	$50,845	1.3%	$51,689	1.3%	$8,453	$5,047

        The following table lists the ten largest lending relationships on nonaccrual status, excluding SBA-related loans, as of the date indicated:

September 30, 2013 Nonaccrual Amount	Description
(In thousands)
$5,565	Three loans to a contractor, one of which is secured by equipment, one of which is secured by an industrial building in San Diego County, and one of which is unsecured.(2)
4,006	Loan represents 6% interest in a syndicated credit facility secured by a film library. The lending group foreclosed on the film library in November.(1)
3,141	Two loans that are both unsecured. The borrower is paying according to the restructured terms of the loan.(1)
2,295	Two loans, one of which is secured by an office building in Clark County, Nevada, and the other of which is secured by an office building in Maricopa County, Arizona.(1)
2,177	Three loans, one of which is secured by an office building in Ventura County, California; the other two loans are unsecured.(1)
1,891	Asset-based loan to a clothing manufacturer secured by accounts receivable and inventory. Loan is in the process of liquidation.(2)
1,504	Loan secured by industrial zoned land in Ventura County, CA.(1)
1,490	Asset-based loan to a contractor secured by accounts receivable. Loan is in the process of liquidation.(2)
1,317	Loan secured by a strip retail center in Clark County, Nevada.(1)
1,171	Loan secured by an industrial building in San Bernardino County, California.(1)

$24,557	Total

(1)
On nonaccrual status at June 30, 2013.

(2)
New nonaccrual in third quarter of 2013.

  Other Real Estate Owned (OREO)

        The following table presents the components of total OREO by property type as of the dates indicated:

Property Type	September 30, 2013	June 30, 2013	December 31, 2012	September 30, 2012
	(Dollars in thousands)
Commercial real estate	$18,826	$18,422	$13,319	$20,184
Construction and land development	36,131	39,356	38,596	40,718
Multi-family	989	3,807	4,239	939
Single family residence	26	2,961	260	1,866

Total OREO	$55,972	$64,546	$56,414	$63,707

        OREO decreased $8.6 million during the third quarter of 2013 due mainly to sales of $11.6 million, offset by foreclosures of $3.7 million.

  Performing Restructured Loans

        Non-PCI performing restructured loans declined by $3.3 million during the third quarter of 2013 to $80.2 million at September 30, 2013. The decrease was attributable primarily to $2.3 million in transfers to nonaccrual status and $3.4 million in payoffs, paydowns, and other reductions, offset partially by $2.4 million in additions. At September 30, 2013, we had $65.9 million in real estate mortgage loans, $11.2 million in real estate construction loans, $2.9 million in commercial loans, and $198,000 in consumer loans that were accruing interest under the terms of troubled debt restructurings.

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

  PCI Nonaccrual Loans and Performing Restructured Loans

        Loans accounted for as purchased credit impaired are generally considered accruing and performing loans as the loans accrete interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, PCI loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated.

        The following table presents a summary of PCI loans that would be considered nonaccrual except for the accounting requirements regarding PCI loans and PCI performing restructured loans as of the dates indicated:

	September 30, 2013	June 30, 2013	December 31, 2012	September 30, 2012
	(In thousands)
PCI nonaccrual loans	$123,273	$128,553	$112,304	$123,908

PCI performing restructured loans	$25,945	$25,901	$21,553	$27,006

  Deposits

        The following table presents the balance of each major category of deposits at the dates indicated:

	September 30, 2013		June 30, 2013		December 31, 2012
Deposit Category	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$2,328,688	43%	$2,291,246	41%	$1,939,212	41%
Interest checking deposits	617,965	11	610,328	11	513,389	11
Money market deposits	1,544,686	29	1,586,547	29	1,282,513	28
Savings deposits	218,284	4	212,766	4	153,680	3

Total core deposits	4,709,623	87	4,700,887	85	3,888,794	83

Time deposits under $100,000	241,582	4	269,481	5	274,622	6
Time deposits $100,000 and over	481,939	9	552,632	10	545,705	11

Total time deposits	723,521	13	822,113	15	820,327	17

Total deposits	$5,433,144	100%	$5,523,000	100%	$4,709,121	100%

        Total deposits decreased $89.9 million during the third quarter to $5.4 billion at September 30, 2013, due to a decrease in time deposits of $98.6 million, offset by an increase in core deposits of $8.7 million. The increase in core deposits was due to increases of $37.4 million, $7.6 million, and $5.5 million in noninterest-bearing demand deposits, interest checking deposits, and savings deposits, respectively, offset by a decline of $41.8 million in money market deposits. At September 30, 2013, core deposits totaled $4.7 billion, or 87% of total deposits, and noninterest-bearing demand deposits, which totaled $2.3 billion, were 43% of total deposits at that date.

        The following table summarizes the maturities of time deposits as of the date indicated:

	September 30, 2013
Maturity	Time Deposits Under $100,000	Time Deposits $100,000 or More	Total Time Deposits	Rate
	(Dollars in thousands)
Due in three months or less	$65,144	$142,023	$207,167	0.43%
Due in over three months through six months	51,330	103,548	154,878	0.61%
Due in over six months through twelve months	70,323	128,760	199,083	0.61%
Due in over 12 months through 24 months	23,295	50,892	74,187	0.81%
Due in over 24 months	31,490	56,716	88,206	0.87%

Total	$241,582	$481,939	$723,521	0.61%

Regulatory Matters

  Capital

        Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines which compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. Banks and bank holding companies considered to be "well capitalized" must maintain a minimum Tier 1 leverage ratio of 5%, a minimum Tier 1 risk-based capital ratio of 6.0%, and a minimum total risk-based capital ratio of 10%. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are deducted from regulatory capital. There was no limitation on our deferred tax assets at September 30, 2013. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future.

        The following table presents regulatory capital requirements and our regulatory capital ratios as of the date indicated:

	September 30, 2013
	Well Capitalized Requirement	Pacific Western Bank	PacWest Bancorp Consolidated
Tier 1 leverage capital ratio	5.00%	10.53%	11.16%
Tier 1 risk-based capital ratio	6.00%	14.27%	15.35%
Total risk-based capital ratio	10.00%	15.53%	16.39%
Tangible common equity ratio	N/A	10.54%	9.12%

  Subordinated Debentures

        The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities, which totaled $131.0 million at September 30, 2013. With the FCAL acquisition, we added $26.0 million of trust preferred securities. The Company includes in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less goodwill, net of any related deferred income tax liability. At September 30, 2013, the amount of trust preferred securities included in Tier I capital was $131.0 million. While our existing trust preferred securities are currently grandfathered as Tier 1 capital under the Dodd-Frank Wall Street Reform and Consumer Protection Act, recently approved regulatory capital rules would phase them out of Tier 1 capital assuming that the Company exceeds $15 billion in consolidated total assets with the proposed CSE merger. However, under such rules, trust preferred securities no longer included in Tier 1 capital may be included in Tier 2 capital on a permanent basis. See "—New Capital Rules" below. If trust preferred securities are excluded from regulatory capital, we remain "well capitalized" at September 30, 2013.

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

        In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss ("AOCI") items included in shareholders' equity (for example, unrealized gains and losses of securities held in the available-for-sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios. Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banking organizations, including the Company and the Bank, may make a one-time permanent election to continue to exclude these items. This election must be made concurrently with the first filing of certain of the Company's and the Bank's periodic regulatory reports in the beginning of 2015. The Company and the Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of our securities portfolio. The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies' Tier 1 capital, subject to phase-out in the case of bank holding companies that had $15 billion or more in total consolidated assets as of December 31, 2009. Although the Company did not have $15 billion or more in consolidated assets as of December 31, 2009, the Company anticipates being subject to this phase-out due to the proposed merger with CapitalSource. As a result, beginning in 2015, only 25% of the Company's $131.0 million of trust preferred securities currently outstanding and expected to be outstanding on the effective date of the New Capital Rules (which is the date of publication in the Federal Register) will be included in Tier 1 capital and in 2016, none of the Company's trust preferred securities will be included in Tier 1 capital. Trust preferred securities no longer included in the Company's Tier 1 capital may nonetheless be included as a component of our Tier 2 capital on a permanent basis without phase-out and irrespective of whether such securities otherwise meet the revised definition of Tier 2 capital set forth in the New Capital Rules.

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

        The Bank manages its liquidity by maintaining pools of liquid assets on-balance sheet, consisting of cash and due from banks, interest-earning deposits in other financial institutions and unpledged investment securities available-for-sale, which we refer to as our primary liquidity. In addition, we also maintain available borrowing capacity under secured borrowing lines with the FHLB and the Federal Reserve Bank of San Francisco ("FRBSF"), which we refer to as our secondary liquidity. In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit, subject to availability, of $80.0 million with correspondent banks for purchase of overnight funds.

        The following table provides a summary of the Bank's primary and secondary liquidity levels at the dates indicated:

	September 30, 2013	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Primary Liquidity—On-Balance Sheet:
Cash and due from banks	$132,467	$106,237	$89,011
Interest-earning deposits at financial institutions	11,552	112,590	75,393
Investment securities available-for-sale	1,512,147	1,473,578	1,355,385
Less: pledged securities	(201,921)	(208,192)	(157,279)

Total primary liquidity	$1,454,245	$1,484,213	$1,362,510

Ratio of primary liquidity to total deposits	26.8%	26.9%	28.9%

Secondary Liquidity—Off-Balance Sheet Available Secured Borrowing Capacity:
Total secured borrowing capacity with the FHLB	$1,330,217	$1,384,705	$1,024,261
Less: secured letters of credit outstanding	—	—	(1,244)

Net secured borrowing capacity with the FHLB	1,330,217	1,384,705	1,023,017
Secured credit line with the FRBSF	467,833	489,891	347,407

Total secondary liquidity	$1,798,050	$1,874,596	$1,370,424

        During the three months ended September 30, 2013, the Bank's primary liquidity decreased $30.0 million due mostly to a $101.0 million decrease in interest-earning deposits at financial institutions, offset partially by a $44.8 million net increase in unpledged investment securities available-for-sale and $26.2 million increase in cash and due from banks. The Bank's secondary liquidity decreased $76.5 million during the third quarter due to decreases in borrowing capacity for the Bank's secured borrowing lines with the FHLB and FRBSF. The borrowing lines declined due to the decrease in loan collateral pledged to secure the borrowing lines. Our total liquidity and the ratio of primary liquidity to total deposits remain at historically high levels. We expect to continue to maintain higher levels of on-balance sheet liquidity during the remainder of 2013 compared to historical levels until we are able to effectively increase loan portfolio balances.

        At September 30, 2013, $589.9 million of certain qualifying loans were specifically pledged as collateral for the secured borrowing line maintained with the FRBSF. The FHLB borrowing lines are secured by: (1) a blanket lien on certain qualifying loans in our loan portfolio, which are not pledged to the FRBSF, and (2) a portion of our available-for-sale securities.

        In addition to our primary liquidity, we generate liquidity from cash flow from our amortizing loan and securities portfolios and from our large base of core customer deposits, defined as noninterest-bearing demand, interest checking, savings and money market accounts. At September 30, 2013, such deposits totaled $4.7 billion and represented 87% of the Company's total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long- standing relationships and stable funding sources.

        Deposits from our customers may decline if interest rates increase significantly or if corporate customers move funds from the Bank generally. In order to address the Bank's liquidity risk as deposit balances may fluctuate, the Bank maintains adequate levels of available liquidity.

        The following table provides a summary of the Bank's core deposits at the dates indicated:

	September 30, 2013	June 30, 2013	December 31, 2012
	(In thousands)
Core Deposits:
Noninterest-bearing demand	$2,328,688	$2,291,246	$1,939,212
Interest checking	617,965	610,328	513,389
Money market deposits	1,544,686	1,586,547	1,282,513
Savings deposits	218,284	212,766	153,680

Total core deposits	$4,709,623	$4,700,887	$3,888,794

        Our asset/liability management policy establishes various liquidity guidelines for the Bank. The policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits), Coverage and Crisis Coverage Ratios (measurements of liquid assets to expected short- term liquidity required for the loan and deposit portfolios under normal and stressed conditions), Loan to Funding Ratio, Wholesale Funding Ratio, and other guidelines developed for measuring and maintaining liquidity. As of September 30, 2013, we were in compliance with all liquidity guidelines established in the asset/liability management policy.

        We may use large denomination brokered time deposits, the availability of which is uncertain and subject to competitive market forces, for liquidity management purposes. At September 30, 2013, the Bank had none of these brokered deposits. However, we had $51.1 million of time deposits which were part of the CDARS program. The CDARS program represents deposits that are participated with other FDIC insured financial institutions as a means to provide FDIC deposit insurance coverage for the full amount of our participating customers' deposits.

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

        Dividends paid by state banks, such as Pacific Western, are regulated by the California Department of Financial Institutions ("DFI") under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DFI as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the nine months ended September 30, 2013, PacWest received $36.0 million in dividends from the Bank. For the foreseeable future, any dividends from the Bank to the Company require DFI approval.

        At September 30, 2013, the Company had, on a stand-alone basis, $34.4 million in cash on deposit at the Bank. Management believes that this amount of cash, along with anticipated dividends from the Bank, will be sufficient to fund the Company's 2013 cash flow needs.

  Contractual Obligations

        The following table presents the known contractual obligations of the Company as of the date indicated:

	September 30, 2013
	Due Within One Year	Due in One to Three Years	Due in Three to Five Years	Due After Five Years	Total
	(In thousands)
Time deposits(1)	$560,661	$124,012	$37,172	$—	$721,845
Long-term debt obligations(1)	4,880	2,878	395	135,055	143,208
Contractual interest(2)	1,699	2,006	1,353	—	5,058
Operating lease obligations	17,049	26,007	15,837	12,907	71,800
Other contractual obligations	12,245	4,253	70	67	16,635

Total	$596,534	$159,156	$54,827	$148,029	$958,546

(1)
Excludes purchase accounting fair value adjustments.

(2)
Excludes interest on subordinated debentures as these instruments are floating rate.

        Long-term debt obligations include subordinated debentures. Debt obligations are also discussed in Note 9, Borrowings, Subordinated Debentures and Brokered Deposits, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)." Operating lease obligations are discussed in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. The other contractual obligations relate to our minimum liability associated with our data and item processing contract with a third-party provider and commitments to contribute capital to investments in low income housing project partnerships.

        We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity, and continued deposit gathering activities. We believe we have in place various borrowing mechanisms for both short-term and long- term liquidity needs.

Off-Balance Sheet Arrangements

        Our obligations also include off-balance sheet arrangements consisting of loan and lease-related commitments, of which only a portion are expected to be funded. At September 30, 2013, our loan and lease-related commitments, including standby letters of credit, totaled $1.1 billion. The commitments, which result in funded loans and leases, increase our profitability through net interest income. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources have been and are expected to be sufficient to meet the cash requirements of our lending activities.

Asset/Liability Management and Interest Rate Sensitivity

  Interest Rate Risk

        We measure our interest rate risk position on at least a quarterly basis using two methods: (i) net interest income simulation analysis, and (ii) market value of equity modeling. The results of these analyses are reviewed by the Executive ALM Committee and the Board ALCO quarterly. If hypothetical changes to interest rates cause changes to our simulated net present value of equity and/or net interest income outside our pre- established limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits.

        We evaluated the results of our net interest income simulation and market value of equity models prepared as of September 30, 2013, the results of which are presented below. Our net interest income simulation indicates that our balance sheet is liability sensitive as rising interest rates would result in a decline in our net interest margin. This profile is primarily a result of (a) the increased origination of fixed-rate loans and variable-rate loans with initial fixed-rate terms over the last several years and (b) declining floating-rate construction loans. Our market value of equity model indicates an asset sensitive profile in the up 100 basis points scenario, switching to liability sensitive in the up 200 and 300 basis point scenarios. An asset sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated market value of equity, while a liability sensitive profile would suggest that our estimated market value of equity would decrease when rates increase. In general, we view the net interest income model results as more relevant to the Company's current operating profile and manage our balance sheet giving priority to this information.

  Net Interest Income Simulation

        We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of September 30, 2013. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

        This analysis calculates the difference between net interest income forecasted using both increasing and decreasing interest rate scenarios and net interest income forecasted using a base market interest rate derived from the U.S. Treasury yield curve at September 30, 2013. In order to arrive at the base case, we extend our balance sheet at September 30, 2013 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products' pricing as of September 30, 2013. Based on such repricings, we calculate an estimated net interest income and net interest margin.

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

        The following table presents as of September 30, 2013, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points:

September 30, 2013 Interest Rate Scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in millions)
Up 300 basis points	$307.2	(1.7)%	5.15%	(0.09)%
Up 200 basis points	$305.3	(2.3)%	5.12%	(0.12)%
Up 100 basis points	$304.2	(2.7)%	5.10%	(0.14)%
BASE CASE	$312.6	—	5.24%	—
Down 100 basis points	$309.7	(0.9)%	5.19%	(0.05)%
Down 200 basis points	$307.4	(1.7)%	5.15%	(0.09)%
Down 300 basis points	$303.9	(2.8)%	5.10%	(0.14)%

        The net interest income simulation model prepared as of September 30, 2013 suggests our balance sheet is liability sensitive. Liability sensitivity indicates that in a rising interest rate environment, our net interest margin would decrease. Due to the historically low market interest rates as of September 30, 2013 the "down" scenarios are not considered meaningful and are excluded from the following discussion. The liability sensitive profile is due mostly to the mix of fixed-rate loans to total loans in the loan portfolio relative to our amount of interest-bearing deposits that would reprice as interest rates change. Although $2.2 billion of the $4.4 billion of total loans in the portfolio have variable interest rate terms, only $459 million of those variable-rate loans would immediately reprice at September 30, 2013 under the modeled scenarios. Of the remaining variable-rate loans, $1.5 billion would not immediately reprice because the loans' fully indexed rates are below their floor rates. Of these $1.5 billion of loans at their floors, the fully indexed rates would rise off of the floors and reprice as follows:

Cumulative Amount of Loans	Rate Increase Needed to Reprice
(Dollars in millions)
$867.7	100 bps
$1,230.1	200 bps
$1,543.4	300 bps

        An additional $255 million of hybrid ARM loans would not immediately reprice because the loans contain an initial fixed-rate period before they become adjustable. The cumulative amounts of hybrid ARM loans that would switch from being fixed-rate to floating-rate because the initial fixed- rate term would expire is approximately $94 million, $130 million, and $189 million in the next one, two, and three years, respectively.

        In comparing the September 30, 2013 simulation results to December 31, 2012, our profile has remained relatively unchanged while our overall estimated net interest income has increased for all scenarios. The increase in the simulated net interest income is primarily a result of higher interest income due to the higher average balance of the loan portfolio resulting from the FCAL acquisition.

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

        This model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at September 30, 2013.

        The following table shows the projected change in the market value of equity for the set of rate shocks presented as of September 30, 2013:

September 30, 2013 Interest Rate Scenario	Estimated Market Value	Dollar Change From Base	Percentage Change From Base	Percentage of Total Assets	Ratio of Estimated Market Value to Book Value
	(Dollars in millions)
Up 300 basis points	$1,036.0	$(62.0)	(5.6)%	15.7%	126.9%
Up 200 basis points	$1,083.2	$(14.8)	(1.3)%	16.4%	132.7%
Up 100 basis points	$1,118.3	$20.3	1.8%	16.9%	137.0%
BASE CASE	$1,098.0	—	—	16.6%	134.5%
Down 100 basis points	$1,050.1	$(48.0)	(4.4)%	15.9%	128.6%
Down 200 basis points	$1,033.6	$(64.4)	(5.9)%	15.6%	126.6%
Down 300 basis points	$1,021.2	$(76.8)	(7.0)%	15.4%	125.1%

        In comparing the September 30, 2013 simulation results to December 31, 2012, our base case estimated market value of equity has increased while the sensitivity of our overall profile has shifted to a more neutral profile. Base case market value of equity increased $327.3 million compared to December 31, 2012. The increase was due to the $227.2 million increase in book shareholders' equity (due primarily to the $242.3 million increase from the FCAL acquisition, offset partially by the $32.6 million decrease in accumulated other comprehensive income), and the $138.8 million increase in the fair value of deposits less the $39.2 million decrease in the fair value of loans resulting from the change in the market interest rates during the period.

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

  FCAL Merger-Related Litigation

        As set forth below, there are a number of litigation matters pending against FCB. On May 31, 2013, pursuant to the FCAL acquisition, FCAL merged with and into PacWest, and FCB merged with and into Pacific Western. Pursuant to the merger agreement executed between FCAL and PacWest on November 6, 2012, PacWest has assumed the defense of the litigation matters and would assume liability for the results in the event of an adverse result in the cases.

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

        Each of the cases is pending before the same judge, who is coordinating their progress. FCB has answered each of the complaints, and the parties are engaged in discovery. A trial date has been scheduled for August 13, 2014.

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

        Since September 30, 2013, the 11 lawsuits has grown to 14 lawsuits. The allegations in the three new suits were filed by former clients of Kinde Durkee and each new suit makes claims identical to the original 11 lawsuits. The parties participated in a mediation on October 16, 2013. The mediation was unsuccessful and the plaintiffs made a demand which was not reasonable. At the October 30, 2013 status conference, the judge ordered the parties to meet and confer regarding a framework for trying the cases. The Court set a further status conference for December 19, 2013.

        We continue to believe we have made the appropriate accrual for any liabilities that may arise out of the Kinde Durkee litigation matters, but we are unable to determine with certainty whether there will be any material impact on the Company's financial statements or operations.

  CapitalSource Merger-Related Litigation

        Between July 24, 2013 and September 19, 2013, 11 putative stockholder class action lawsuits (the "Merger Litigations") were filed against PacWest and certain other defendants in connection with PacWest entering into the CapitalSource Merger Agreement in which PacWest agreed to acquire CapitalSource. The CapitalSource Merger Agreement was publicly announced on July 22, 2013. Five of the 11 actions were filed in Superior Court of California, Los Angeles County: (1) Engel v. CapitalSource, Inc. et al., Case No. BC516267, filed on July 24, 2013; (2) Miller v. Fremder et al., Case No. BC516590, filed on July 29, 2013; (3) Basu v. CapitalSource, Inc. et al., Case No. BC516775, filed on July 31, 2013; (4) Holliday v. PacWest Bancorp et al., Case No. BC517209, filed on August 5, 2013 and (5) Iron Workers Mid-South Pension Fund v. CapitalSource Inc. et al., Case No. BC517698, filed on August 8, 2013 (collectively, the "California Actions"). The other six actions were filed in the Court of Chancery of the State of Delaware: (1) Fosket v. Byrnes et al., Case No. 8765, filed on August 1, 2013; (2) Bennett v. CapitalSource, Inc. et al., Case No. 8770, filed on August 2, 2013; (3) Chalfant v. CapitalSource et al., Case No. 8777, filed on August 6, 2013; (4) Oliveira v. CapitalSource, Inc. et al., Case No. 8779, filed on August 7, 2013; (5) Desai v. CapitalSource, Inc. et al., Case No. 8804, filed on August 13, 2013; and (6) Fattore v. CapitalSource, Inc. et al., Case No. 8927, filed on September 19, 2013 (collectively, the "Delaware Actions").

        On August 15, 2013, the Delaware Actions were consolidated into a single action, captioned In re CapitalSource Inc. Stockholder Litigation, Consol. C.A. No. 8765-CS, and assigned to Chancellor Leo E. Strine. On September 25, 2013, plaintiffs in the Delaware Actions filed a Verified Consolidated Amended Class Action Complaint (the "Delaware Consolidated Complaint"). On September 17, 2013, the California Actions were consolidated into a single action, captioned In re CapitalSource Inc. Shareholder Litigation, Lead Case No. BC516267, and assigned to Judge Elihu M. Berle. On October 2, 2013, plaintiffs in the California Actions filed an Amended Consolidated Complaint (the "California Consolidated Complaint").

        The Delaware Consolidated Complaint and the California Consolidated Complaint each allege that the members of the CapitalSource board of directors breached their fiduciary duties to CapitalSource stockholders by approving the proposed merger for inadequate consideration; approving the transaction in order to obtain benefits not equally shared by other CapitalSource stockholders; entering into the merger agreement containing preclusive deal protection devices; and failing to take steps to maximize the value to be paid to the CapitalSource stockholders. The Delaware Consolidated Complaint and the California Consolidated Complaint also each allege claims against CapitalSource and PacWest for aiding and abetting these alleged breaches of fiduciary duties. Plaintiffs in these actions seek, among other things, declaratory and injunctive relief concerning the alleged breaches of fiduciary duties, injunctive relief prohibiting consummation of the merger, rescission, an accounting by defendants, damages and attorneys' fees and costs, and other and further relief. The judge in the Delaware Actions ruled on October 23, 2013, that discovery would proceed in the Delaware Actions and that it would be shared with the plaintiffs in the California Actions and that the California Actions would be stayed while that process takes place. Thereafter, on October 28, 2013, the California Actions' plaintiffs stipulated in the California Actions that they would participate in the discovery process in the Delaware Actions and the administrative stay in the California Actions will remain in place unless and until the Delaware Actions are abandoned. At this stage, it is not possible to predict the outcome of the proceedings or their impact on CapitalSource or PacWest.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Repurchases of Common Stock

        The following table presents stock purchases made during the third quarter of 2013:

Purchase Dates	Total Number of Shares Purchased(1)	Average Price Paid Per Share
July 1 - July 31, 2013	—	$—
August 1 - August 31, 2013	4,223	35.02
September 1 - September 30, 2013	—	—

Total	4,223	$35.02

(1)
Shares repurchased pursuant to net settlement by employees, in satisfaction of financial obligations incurred through the vesting of the Company's restricted stock.

ITEM 6.   Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated July 22, 2013 between PacWest Bancorp and CapitalSource Inc. (Exhibit 2.1 to Form 8-K filed on July 26, 2013 and incorporated herein by reference).
3.1	Certificate of Incorporation, as amended, of PacWest Bancorp, a Delaware corporation (Exhibit 3.1 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
3.2	Certificate of Amendment, dated May 14, 2010, to Certificate of Incorporation of PacWest Bancorp (Exhibit 3.1 to Form 8-K filed on May 14, 2010 and incorporated herein by this reference).
3.3	Bylaws of PacWest Bancorp, a Delaware corporation, dated April 22, 2008 (Exhibit 3.2 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Earnings for the three months ended September 30, 2013, June 30, 2013, and September 30, 2012 and the nine months ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2013, June 30, 2013, and September 30, 2012 and the nine months ended September 30, 2013 and 2012, (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 2013, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACWEST BANCORP
Date: November 8, 2013	/s/ VICTOR R. SANTORO Victor R. Santoro Executive Vice President and Chief Financial Officer