Form 10-K
period 2013-12-31
PACWEST BANCORP
filed 2014-03-03
CIK 1102112

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act.) Yes ☐    No ☒

         As of June 30, 2013, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on The Nasdaq Global Select Market as of the close of business on June 28, 2013, was approximately $1.2 billion. Registrant does not have any nonvoting common equities.

         As of February 24, 2014, there were 44,690,144 shares of registrant's common stock outstanding, excluding treasury shares and 1,087,436 shares of unvested restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K will be found in the Company's definitive proxy statement for its 2014 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and such information is incorporated herein by this reference.

PACWEST BANCORP

2013 ANNUAL REPORT ON FORM 10-K

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

Recent Transactions

  CapitalSource Merger Announcement

        On July 22, 2013, PacWest announced the signing of a definitive agreement and plan of merger (the "Agreement") whereby PacWest and CapitalSource, Inc. ("CapitalSource") will merge in a transaction valued at approximately $2.8 billion based on the closing price of PacWest common stock on February 13, 2014 of $40.11. The combined company will be called PacWest Bancorp. As part of the merger, CapitalSource Bank, a wholly-owned subsidiary of CapitalSource, will merge with and into Pacific Western, and the combined subsidiary bank will be called Pacific Western Bank. The CapitalSource national lending operation will continue to do business under the name CapitalSource as a division of Pacific Western Bank.

        Under the terms of the Agreement, CapitalSource shareholders will receive $2.47 in cash and 0.2837 shares of PacWest common stock for each share of CapitalSource common stock. The total value of the CapitalSource per share merger consideration was $13.85 based on the closing price of PacWest common stock on February 13, 2014 of $40.11.

        As of December 31, 2013, on a pro forma consolidated basis, the combined company would have had approximately $15.4 billion in assets with 94 branches throughout California. The combined institution would be the 6th largest publicly-owned bank headquartered in California, and the 8th largest commercial bank headquartered in California (out of more than 214 financial institutions in the state).

        We currently expect to receive final regulatory approval in the first quarter of 2014 and to close the merger on April 1, 2014.

  First California Financial Group Acquisition

        On May 31, 2013, we completed the acquisition of First California Financial Group, Inc., or FCAL, following receipt of shareholder approval from both institutions and all required regulatory approvals. As part of the acquisition, First California Bank, or FCB, a wholly-owned subsidiary of FCAL, merged with and into Pacific Western.

        In the FCAL acquisition, each share of FCAL common stock was converted into the right to receive 0.2966 of a share of PacWest common stock. The exchange ratio was calculated based on the volume-weighted average share price of PacWest common stock for the 20 consecutive trading days ending on the second full trading day prior to the receipt of the last of the regulatory approvals required under the merger agreement. PacWest issued an aggregate of approximately 8.4 million shares of PacWest common stock to FCAL stockholders. In addition, 1,094,000 shares of FCAL common stock previously owned by PacWest at a cost of $4.1 million were cancelled in the transaction. These shares were carried in our securities available-for-sale portfolio at their estimated market value with their unrealized gain of $5.2 million included in stockholders' equity at May 31, 2013. Under acquisition accounting, this unrealized gain was recognized in earnings. Based on the closing price of PacWest's common stock on May 31, 2013 of $28.83 per share, the aggregate consideration paid to FCAL common stockholders, including the 1,094,000 shares of FCAL common stock owned by us and cancelled in the merger, was $251.6 million. The application of the acquisition method of accounting resulted in goodwill of $129.1 million. All of the recognized goodwill is expected to be non-deductible for tax purposes.

        FCB was a full-service commercial bank headquartered in Westlake Village, California. FCB provided a full range of banking services, including revolving lines of credit, term loans, commercial real estate loans, construction loans, consumer loans and home equity loans to individuals, professionals, and small to mid-sized businesses. FCB operated 15 branches throughout Southern California in the Los Angeles, Orange, Riverside, San Bernardino, San Diego, Ventura, and San Luis Obispo Counties. We made this acquisition to expand our presence in Southern California. We completed the conversion and integration of the FCB branches to PWB's operating platform in June 2013 and as a result, we added seven locations to our branch network.

  2012 Transactions

  Sale of Branches

        On September 21, 2012, Pacific Western completed the sale of 10 branches. The branches were located in Los Angeles, San Bernardino, Riverside, and San Diego Counties. The branch sale resulted in the transfer of $125.2 million of deposits; no loans were sold in this transaction. The buyer paid a blended deposit premium of 2.5% and we recognized a net gain of $297,000 on this transaction.

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

  Pacific Western Equipment Finance Acquisition

        On January 3, 2012, Pacific Western completed the acquisition of Pacific Western Equipment Finance (formerly known as Marquette Equipment Finance, and which we refer to as EQF), an equipment leasing company based in Midvale, Utah. Pacific Western acquired all of the capital stock of EQF for $35 million in cash and EQF became a division of Pacific Western; we refer to this transaction as the EQF acquisition. EQF focuses on providing equipment and specialty leasing to customers across the United States for amounts up to $50 million. The EQF acquisition diversified our lending portfolio, expanded our product lines, and deployed excess liquidity into higher yielding assets.

        See "—Strategic Evolution and Acquisition Strategy," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview," and Note 4, Acquisitions, and Note 5, Goodwill and Other Intangible Assets, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for further information regarding recent transactions.

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

        Special services, including international banking services, multi-state deposit services and investment services, and requests for services beyond our current service area or product offerings are arranged through correspondent banks. The Bank also offers remote deposit capture services and issues ATM and debit cards. The Bank has a network of branded ATMs and offers access to ATM networks through other major service providers. We provide access to customer accounts via a 24-hour seven day a week toll-free automated telephone customer service and secure online banking services.

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

        We generate our revenue primarily from interest received on loans and leases and, to a lesser extent, from interest received on investment securities, and fees received in connection with deposit services, extending credit, and other services offered, including foreign exchange services. Our major operating expenses are the interest paid by the Bank on deposits and borrowings, compensation and general operating expenses. The Bank relies on a foundation of locally generated and relationship-

based deposits. The Bank has a relatively low cost of funds due to a high percentage of noninterest-bearing and low cost deposits.

        Our operations, similar to other financial institutions with operations predominantly focused in Southern California, are significantly influenced by economic conditions in Southern California, including the strength of the real estate market, the fiscal and regulatory policies of the federal and state governments and the regulatory authorities that govern financial institutions. See "—Supervision and Regulation." Through our offices located in Northern California, our asset-based lending operations with production and marketing offices located in Arizona, Northern California, Texas, Colorado, Minnesota and the Pacific Northwest, and our equipment leasing operations based in Utah, we are also subject to the economic conditions affecting these markets.

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

        (4)    Consumer Loans.    Consumer loans include personal loans, auto loans, boat loans, home improvement loans, revolving lines of credit, other loans typically made by banks to individual borrowers, and purchased 95% participation interests in student loans originated and serviced by a third-party lender. The Bank does not currently originate first trust deed home mortgage loans. The student loans that we purchase are not guaranteed by any program of the U.S. Government, and are made to refinance the outstanding student loan debt of borrowers who meet certain underwriting criteria, and having terms that fully amortize the debt over five, ten or fifteen years. The Bank's consumer loan portfolio is subject to certain risks, including: (i) amount of credit offered to consumers in the market; (ii) interest rate increases; and (iii) (with the exception of the purchased student loan portfolio), consumer bankruptcy laws which allow consumers to discharge certain debts. The Bank's student loan participation interests are also subject to further risks, including (i) the ability of the originator and sub-servicer to originate and service the loans in accordance with the terms of the loan purchase agreement; and (ii) compliance with consumer lending regulations and oversight by the Consumer Financial Protection Bureau. We strive to reduce the exposure to such risks through the direct approval of all internally originated consumer loans by: (a) reviewing each loan request and renewal individually; (b) using a dual signature approval system; (c) adhering to written credit policies; and (d) obtaining external independent credit reviews, and for all purchased consumer loan participation interests through the monitoring of the performance of the originator and sub-servicer and the enforcement of our rights under the loan purchase agreement.

        (5)    Leases.    Leases include leases and lease financing transactions. Leases are originated by our in-house sales force and purchased through a network of brokers. The types of equipment leased include; (i) technology; (ii) manufacturing; (iii) software; (iv) transportation; and (v) mining. The main industries served with our lease portfolio are; (i) finance and insurance; (ii) health care; (iii) manufacturing; and (iv) transportation. Leases are fixed-rate contracts with a one to six year term and any back-end exposure being secured with documented options controlled by the Bank. No residual risk is taken on the future value of the leased equipment. Lease transactions are done with lessees that meet our credit criteria based on their cash flow and ability to make their lease payments.

        The Bank's lease portfolio is subject to certain risks, including but not limited to: (i) the effects of economic downturns in the national economy; (ii) interest rate increases; and, (iii) the deterioration of lessees' financial capabilities. When underwriting leases, we strive to reduce the exposure to such risks by: (i) reviewing each lease request individually; (ii) using a dual signature approval system; (iii) following the guidelines of our credit policies, with special attention to cash flow and profitability; and (iv) diversifying our exposure between industries, equipment types, and geographic locations in the United States.

  Business Concentrations

        One of the ways that we present our loans and leases is by "covered" and "non-covered" loan categories. Covered loans represent loans covered by loss sharing agreements with the Federal Deposit Insurance Corporation ("FDIC") for which we will be reimbursed for a substantial portion of any future losses under the terms of the agreements. Non-covered loans and leases represent loans and leases not covered by FDIC loss sharing agreements.

        The following tables present the composition of our loan portfolio by segment and class, showing the non-covered and covered components, as of the dates indicated:

	December 31, 2013
	Non-Covered Loans and Leases		Covered Loans		Total Loans and Leases
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$179,340	5%	$2,395	1%	$181,735	4%
SBA 504	45,166	1%	—	—	45,166	1%
Other	2,153,519	56%	415,578	92%	2,569,097	60%

Total real estate mortgage	2,378,025	62%	417,973	93%	2,795,998	65%

Real estate construction:
Residential	58,881	1%	17	—	58,898	1%
Commercial	142,842	4%	17,777	4%	160,619	4%

Total real estate construction	201,723	5%	17,794	4%	219,517	5%

Total real estate loans	2,579,748	67%	435,767	97%	3,015,515	70%

Commercial:
Collateralized	581,097	15%	6,934	1%	588,031	13%
Unsecured	150,985	4%	2,895	1%	153,880	4%
Asset-based	202,428	5%	—	—	202,428	5%
SBA 7(a)	28,642	1%	—	—	28,642	1%

Total commercial	963,152	25%	9,829	2%	972,981	23%

Leases	269,769	7%	—	—	269,769	6%
Consumer	52,248	1%	2,822	1%	55,070	1%

Total gross loans and leases	$3,864,917	100%	$448,418	100%	$4,313,335	100%

	December 31, 2012
	Non-Covered Loans and Leases		Covered Loans		Total Loans and Leases
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$181,144	6%	$2,644	1%	$183,788	5%
SBA 504	54,158	2%	—	—	54,158	1%
Other	1,684,008	55%	502,256	92%	2,186,264	61%

Total real estate mortgage	1,919,310	63%	504,900	93%	2,424,210	67%

Real estate construction:
Residential	48,629	1%	5,973	1%	54,602	1%
Commercial	81,330	3%	18,672	4%	100,002	3%

Total real estate construction	129,959	4%	24,645	5%	154,604	4%

Total real estate loans	2,049,269	67%	529,545	98%	2,578,814	71%

Commercial:
Collateralized	458,206	15%	12,655	2%	470,861	13%
Unsecured	80,381	2%	529	—	80,910	2%
Asset-based	239,430	8%	—	—	239,430	7%
SBA 7(a)	25,325	1%	—	—	25,325	1%

Total commercial	803,342	26%	13,184	2%	816,526	23%

Leases	174,373	6%	—	—	174,373	5%
Consumer	22,521	1%	598	—	23,119	1%

Total gross loans and leases	$3,049,505	100%	$543,327	100%	$3,592,832	100%

        No individual or single group of related accounts is considered material in relation to our total assets or deposits of the Bank, or in relation to the overall business of the Company. However, approximately 70% of our total loan and lease portfolio at December 31, 2013 consisted of real estate loans, including miniperm loans, SBA 504 loans, and construction loans. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Non-Covered Loans," and also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Covered Loans." Since our business activities are currently focused primarily in Southern California, with the majority of our business concentrated in Los Angeles, Orange, Riverside, San Bernardino, San Diego, Ventura, Santa Barbara and San Luis Obispo Counties, our results of operations and financial condition are dependent upon the general trends in the Southern California economies and, in particular, the residential and commercial real estate markets. The concentration of our operations in Southern California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region.

Strategic Evolution and Acquisition Strategy

        The Company was organized on October 22, 1999 as a California corporation for the purpose of becoming a bank holding company and to acquire all the outstanding capital stock of Rancho Santa Fe National Bank. Since that time, we have grown through a series of business acquisitions.

        The following chart summarizes the acquisitions completed since our inception, some of which are described in more detail below. See also Note 4, Acquisitions, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for further details regarding recent acquisitions.

	Date	Institution/Company Acquired
(1)	May 2000	Rancho Santa Fe National Bank
(2)	May 2000	First Community Bank of the Desert
(3)	January 2001	Professional Bancorp, Inc.
(4)	October 2001	First Charter Bank
(5)	January 2002	Pacific Western National Bank
(6)	March 2002	W.H.E.C., Inc.
(7)	August 2002	Upland Bank
(8)	August 2002	Marathon Bancorp
(9)	September 2002	First National Bank
(10)	January 2003	Bank of Coronado
(11)	August 2003	Verdugo Banking Company
(12)	March 2004	First Community Financial Corporation
(13)	April 2004	Harbor National Bank
(14)	August 2005	First American Bank
(15)	October 2005	Pacific Liberty Bank
(16)	January 2006	Cedars Bank
(17)	May 2006	Foothill Independent Bancorp
(18)	October 2006	Community Bancorp Inc.
(19)	June 2007	Business Finance Capital Corporation
(20)	November 2008	Security Pacific Bank (deposits only)(1)
(21)	August 2009	Affinity Bank(1)
(22)	August 2010	Los Padres Bank(1)
(23)	January 2012	Pacific Western Equipment Finance (formerly Marquette Equipment Finance)
(24)	April 2012	Celtic Capital Corporation
(25)	August 2012	American Perspective Bank
(26)	May 2013	First California Financial Group, Inc.(2)

(1)
FDIC assisted.

(2)
Includes assets covered by two FDIC loss sharing agreements.

        Our acquisitions focused generally on increasing our banking presence in California and increasing earning assets. In addition to the acquisitions mentioned previously under "—Recent Transactions," we made two FDIC-assisted banking acquisitions, Affinity Bank ("Affinity") and Los Padres Bank ("Los Padres'), which expanded our operations and branch banking network in California. For information regarding the Affinity and Los Padres acquisitions, see "Item 8. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—FDIC-Assisted Acquisitions."

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

        Economic factors, along with legislative and technological changes, will have an ongoing impact on the competitive environment within the financial services industry. We work to anticipate and adapt to dynamic competitive conditions whether it is by developing and marketing innovative products and services, adopting or developing new technologies that differentiate our products and services, cross marketing, or providing highly personalized banking services. We strive to distinguish ourselves from other community banks and financial services providers in our marketplace by providing an extremely high level of service to enhance customer loyalty and to attract and retain business. However, we can provide no assurance as to the effectiveness of these efforts on our future business or results of operations, as to our continued ability to anticipate and adapt to changing conditions, and as to sufficiently improving our services and/or banking products in order to successfully compete in our primary service areas.

Employees

        As of January 31, 2014, we had 1,110 full time equivalent employees.

Financial and Statistical Disclosure

        Certain of our statistical information are presented within "Item 6. Selected Financial Data," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Item 7A. Qualitative and Quantitative Disclosure About Market Risk." This information should be read in conjunction with the consolidated financial statements contained in "Item 8. Financial Statements and Supplementary Data."

Supervision and Regulation

  General

        The banking and financial services businesses in which we engage are highly regulated. Such regulation is intended, among other things, to protect the interests of customers, including depositors, and the federal deposit insurance fund, as well as to minimize risk to the banking system as a whole. These regulations are not, however, generally charged with protecting the interests of our stockholders or creditors. Described below are the material elements of selected laws and regulations applicable to our Company. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable law or regulations, and in their application by regulatory agencies, cannot be predicted, but they may have a material effect on the business and results of our Company.

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

        The events of the past few years have led to numerous new laws in the United States and internationally for financial institutions. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act" or "Dodd-Frank"), which was enacted in July 2010, significantly restructured the financial regulatory regime in the United States, including the creation of a new systemic risk oversight body, the Financial Stability Oversight Council (the "FSOC"). The FSOC oversees and coordinates the efforts of the primary U.S. financial regulatory agencies (including the FRB, the Securities and Exchange Commission ("SEC"), the Commodity Futures Trading Commission and the FDIC) in establishing regulations to address financial stability concerns. In addition to the systemic risk oversight framework implemented through the FSOC, the Dodd-Frank Act broadly affected the financial services industry by creating a resolution authority, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies, and establishing numerous other provisions aimed at strengthening the sound operation of the financial services sector. As discussed further throughout this section, many aspects of Dodd-Frank continue to be subject to rulemaking and will take effect over several additional years, making it difficult to anticipate the overall financial impact on PacWest or across the industry.

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

        Our earnings and activities are affected by legislation, by regulations and by local legislative and administrative bodies and by decisions of courts in the jurisdictions in which we and the Bank conduct business. For example, these activities include limitations on the ability of the Bank to pay dividends to us and our ability to pay dividends to our stockholders. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries. Various federal and state statutory provisions limit the amount of dividends that our subsidiary Bank can pay to us without regulatory approval.

        In addition to these explicit limitations, the federal regulatory agencies have general authority to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice. Further, as discussed below under "—Capital Requirements", a bank holding company, such as the Company, is required to maintain minimum ratios of Tier 1 capital and total capital to total risk-weighted assets, and a minimum ratio of Tier 1 capital to total adjusted quarterly average assets as defined in such regulations. The level of our capital ratios may affect our ability to pay dividends. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters—Dividends" and Note 20, Dividend Availability and Regulatory Matters, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

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

        The FRB has cease and desist powers over parent bank holding companies and non-banking subsidiaries where the action of a parent bank holding company or its non-financial institutions represents an unsafe or unsound practice or violation of law. The FRB has the authority to regulate debt obligations, other than commercial paper, issued by bank holding companies by imposing interest ceilings and reserve requirements on such debt obligations.

        The Dodd-Frank Act requires the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the "Volcker Rule". On December 10, 2013, the federal financial regulatory agencies adopted final rules implementing the Volcker Rule and granted a blanket one-year extension of the Volcker Rule conformance period so that banking organizations have until July 21,

2015 to fully comply with most requirements of the Volcker Rule. The final rules are highly complex, and many aspects of their application remain uncertain. We do not currently anticipate that the Volcker Rule will have a material effect on our operations since we do not engage in the businesses prohibited by the Volcker Rule. We may incur costs if we are required to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material. Because many of the effects of the Volcker Rule may become apparent only over several years as the federal financial regulatory agencies apply the rule in practice, the precise financial impact of the rule on the Company, its customers or the financial industry more generally cannot currently be determined.

  Capital Requirements

        General Risk Based Capital Rules.    The Company is subject to consolidated regulatory capital requirements administered by the FRB, and the Bank is subject to similar capital requirements administered by the FDIC. The Dodd-Frank Act applies the same leverage and risk-based capital requirements that apply to insured depository institutions to bank holding companies, such as the Company. The guidelines of the FRB and FDIC are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet financial instruments. Under the guidelines, banking organizations are required to maintain minimum ratios of Tier 1 capital and total capital to total risk-weighted assets (including certain off-balance sheet items, such as letters of credit). For purposes of calculating the ratios, a banking organization's assets and some of its specified off-balance sheet commitments and obligations are assigned to various risk categories.

        A depository institution's or holding company's capital, in turn, is classified in one of three tiers, depending on type:

  •
  Core Capital (Tier 1).  Tier 1 capital includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, and qualifying trust preferred securities (subject to phase-out as described under "—Basel III Capital Rules" below) less goodwill, most intangible assets and certain other assets.

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

        Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization's Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). Bank holding companies and FDIC-supervised banks, such as the Company and the Bank, respectively, are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. In addition, for a depository institution to be considered "well capitalized" under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%.

        Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are deducted from regulatory capital. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources—Capital" for further information on regulatory capital requirements, capital ratios, and deferred tax asset limits as of December 31, 2013 for Pacific Western and the Company.

        The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities, which totaled $131.0 million at December 31, 2013. The Company includes in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less goodwill, net of any related deferred income tax liability. At December 31, 2013, the amount of trust preferred securities included in Tier 1 capital was $131.0 million. While our existing trust preferred securities are currently grandfathered as Tier 1 capital under the Dodd-Frank Act, recently approved regulatory capital rules discussed further below under "—Basel III Capital Rules" would phase them out of Tier 1 capital assuming the completion of the CapitalSource merger or any subsequent acquisition and that, upon the completion of any such transaction, the Company exceeds $15 billion in consolidated total assets. However, under such rules, trust preferred securities no longer included in Tier 1 capital may be included in Tier 2 capital on a permanent basis. If trust preferred securities are excluded from regulatory capital, we remain "well capitalized" at December 31, 2013.

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

        Basel III Capital Rules.    In July 2013, the Company's primary federal regulator, the FRB, and the Bank's primary federal regulator, the FDIC, approved final rules (the "New Capital Rules") establishing a new comprehensive capital framework for U.S. banking organizations. The New Capital Rules generally implement the Basel Committee on Banking Supervision's (the "Basel Committee") December 2010 final capital framework referred to as "Basel III" for strengthening international capital standards. The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the Company and the Bank, as compared to the current U.S. general risk-based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions' regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions' regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee's 1988 "Basel I" capital accords, with a more risk-sensitive approach based, in part, on the "standardized approach" in the Basel Committee's 2004 "Basel II" capital accords. In addition, the New Capital Rules implement certain provisions of the Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal agencies' rules. The New Capital Rules are effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions.

        Among other matters, the New Capital Rules: (i) introduce a new capital measure called "Common Equity Tier 1" ("CET1") and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and "Additional Tier 1 capital" instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the New Capital Rules, for most banking organizations the most common form of Additional Tier 1 capital is non-cumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allowance for loan and lease losses, in each case, subject to the New Capital Rules' specific requirements.

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

        The New Capital Rules also introduce a new "capital conservation buffer", composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. Thus, when fully phased-in on January 1, 2019, the Company and the Bank will be required to maintain such additional capital conservation buffer of 2.5%, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

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

        In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss ("AOCI") items included in shareholders' equity (for example, unrealized gains and losses of securities held in the available for sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios. Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banking organizations, including the Company and the Bank, may make a one-time permanent election to continue to exclude these items. This election must be made concurrently with the first filing of certain of the Company's and the Bank's periodic regulatory reports in the beginning of 2015. The Company and the Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of our securities portfolio.

        The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies' Tier 1 capital, subject to phase-out in the case of bank holding companies that had $15 billion or more in total consolidated assets as of December 31, 2009. While our existing trust preferred securities are currently grandfathered as Tier 1 capital, the New Capital Rules would phase them out of Tier 1 capital assuming the completion of the CapitalSource merger or any subsequent acquisition and that, upon the completion of any such transaction, the Company exceeds $15 billion in consolidated total assets. If the Company completes the CapitalSource merger or any subsequent acquisition such that, upon completion of such transaction, the Company exceeds $15 billion in consolidated total assets, beginning in 2015, only 25% of the Company's $131.0 million of trust preferred securities currently outstanding and expected to be outstanding on the effective date of the New Capital Rules (which is the date of publication in the Federal Register) will be included in Tier 1 capital, and in 2016, none of the Company's trust preferred securities will be included in Tier 1 capital. Trust preferred securities no longer included in the Company's Tier 1 capital may nonetheless be included as a component of our Tier 2 capital on a permanent basis without phase-out and irrespective of whether such securities otherwise meet the revised definition of Tier 2 capital set forth in the New Capital Rules.

        Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at a 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

        With respect to the Bank, the New Capital Rules revise the prompt corrective action regulations as described below under "—Prompt Corrective Action".

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

        Liquidity Requirements.    Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. The Basel III framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio ("LCR"), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity's expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. In January 2013, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, approved amendments to the LCR to expand the range of eligible assets and refine assumed inflow and outflow rates to reflect actual experience in times of stress. The other test, referred to as the net stable funding ratio ("NSFR"), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incentivize banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source.

        In October 2013, the federal banking agencies proposed rules implementing the LCR for advanced approaches banks and a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banks, neither of which would apply to the Company. The Federal banking agencies have not yet proposed rules to implement the NSFR.

  Prompt Corrective Action

        The Federal Deposit Insurance Corporation Improvement Act, or FDICIA, requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. Pursuant to FDICIA, the FDIC promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under the prompt corrective action provisions of FDICIA ("PCA"), an insured depository institution generally will be classified as undercapitalized if its total risk-based capital is less than 8% or its Tier 1 risk-based capital or leverage ratio is less than 4%. The New Capital Rules revise the PCA regulations by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The New Capital Rules do not change the total risk-based capital requirement for any PCA category. See "—Prompt Corrective Action" for more information on these topics. An institution that, based upon its capital levels, is classified as "well capitalized", "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. Furthermore, if a bank is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the federal bank regulator, and the holding company must guarantee the performance of that plan.

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

  Deposit Insurance

        Pacific Western is a state-chartered, "non-member" bank and therefore is regulated by the California Department of Business Oversight, Division of Financial Institutions, or DBO, and the FDIC. Pacific Western accepts deposits, and those deposits have the benefit of FDIC insurance up to the applicable limits. The applicable limit for FDIC insurance for most types of accounts is $250,000.

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

  Consumer Regulation

        The Dodd-Frank Act established the Consumer Financial Protection Bureau ("CFPB") with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. While the CFPB's examination and enforcement authority only extends to banking organizations with more than $10 billion in assets, banks with less than $10 billion in assets, such as the Bank, will be examined for compliance with the CFPB's rules and regulations by their primary federal banking agency. If the merger with CapitalSource Bank is completed, the Bank will be subject to direct oversight and examination by the CFPB. Given the recent establishment of the CFPB, there is still uncertainty surrounding the expected impact of this bureau on us and other banks. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and gives state attorneys general the ability to enforce federal consumer protection laws.

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

  Office of Foreign Assets Control Regulation

        The United States has imposed economic sanctions that affect transactions with designated foreign countries, designated nationals and others. These are typically known as the "OFAC" rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control ("OFAC"). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on "U.S. persons" engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal, strategic, and reputational consequences, and result in civil money penalties on the Bank.

  Community Reinvestment Act

        The Community Reinvestment Act of 1977, or the CRA, generally requires insured depository institutions to identify the communities they serve and to make loans and investments, offer products, make donations in, and provide services designed to meet the credit needs of these communities. The CRA also requires banks to maintain comprehensive records of its CRA activities to demonstrate how it is meeting the credit needs of their communities; these documents are subject to periodic examination by the FDIC. During these examinations, the FDIC rates such institutions' compliance with CRA as "Outstanding," "Satisfactory," "Needs to Improve" or "Substantial Noncompliance." The CRA requires the FDIC to take into account the record of a bank in meeting the credit needs of all of the communities served, including low- and moderate-income neighborhoods, in determining such rating. Failure of an institution to receive at least a "Satisfactory" rating could inhibit such institution or its holding company from undertaking certain activities, including acquisitions. The Bank received a CRA rating of "Satisfactory" as of its most recent examination.

  Customer Information Security

        The FRB and other bank regulatory agencies have adopted guidelines for safeguarding confidential, personal, non-public customer information. These guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazard to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. We have adopted a customer information security program to comply with such requirements.

  Privacy

        The Gramm-Leach-Bliley Act of 1999 and the California Financial Information Privacy Act require financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, the statutes require explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required by law, prohibit disclosing such information except as provided in the Bank's policies and procedures. Pacific Western has implemented privacy policies addressing these restrictions, which are distributed regularly to all existing and new customers of the Bank.

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

  Hazardous Waste Clean-Up and Climate-Related Risk

        Our primary exposure to environmental laws is through our lending activities and through properties or businesses we may own, lease or acquire, or which are collateral for our loans, since we are not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment. Based on a general survey of the Bank's loan portfolio, conversations with local appraisers and the type of lending currently and historically done by the Bank, we are not presently aware of any actual liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on the Company as of February 21, 2014. The Bank is aware of environmental contamination which affects a Bank-owned property acquired in the FCAL acquisition. However, a remediation plan has been in place for a number of years and the expense associated with the remediation is presently being borne by the adjacent property owner from whence the contamination originates. Finally, we are not aware of any physical or regulatory consequence resulting from climate change that would have a material adverse effect upon the Company.

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

  •
  the Company's ability to obtain regulatory approvals and meet other closing conditions to the CapitalSource merger, on the expected terms and schedule;

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

Risks Related to Our Business

Our business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally.

        From December 2007 through June 2009, the U.S. economy was in recession and economic recovery through 2013 has been sluggish. As a result, the global financial markets have undergone and may continue to experience pervasive and fundamental disruptions. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. While economic conditions have shown signs of improvement, the sustainability of an economic recovery is uncertain as business activity across a wide range of industries continues to face difficulties due to cautious business spending, a general lack of consumer spending, and sustained high levels of unemployment.

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

        Overall, the economic downturn has had an adverse effect on our business, and there can be no assurance that the economic recovery will be sustainable in the near term. If economic conditions worsen or remain volatile, we expect our business, financial condition and results of operations to be adversely affected.

Changes in economic conditions, in particular a reversal of the economic recovery in Southern California, could materially and adversely affect our business.

        Our business is directly impacted by factors such as economic, political and market conditions, broad trends in industry and finance, legislative and regulatory changes, and changes in government monetary and fiscal policies and inflation, all of which are beyond our control. Although the Southern California economy continues to recover from the 2008 - 2009 recession, the region's recovery has lagged the rate of recovery of the national economy. The California unemployment rate remains elevated compared to the national rate and the state's overall economy continues to be negatively impacted by weaknesses in housing and employment in the inland regions. If there is a reversal of the the current fragile economic recovery, the Company could experience an increase in nonaccrual and classified loans, which generally results in a provision for credit losses and in turn reduces the Company's net earnings. Any further deterioration in the economic conditions, whether caused by national or local concerns, could materially and adversely affect our business. In particular, deterioration of the economic conditions in Southern California could result in the following consequences, any of which could materially and adversely affect our business: loan delinquencies may increase; problem assets and foreclosures may increase; demand for our products and services may decrease; low cost or noninterest bearing deposits may decrease; and collateral for loans made by us, especially real estate, may decline in value, in turn reducing customers' borrowing power, and reducing the value of assets and collateral associated with our existing loans. Until conditions provide for sustained improvement, our business, financial condition and results of operations may be adversely affected.

Further disruptions in the real estate market could materially and adversely affect our business.

        In conjunction with the recent financial crisis, the real estate market experienced a slow-down due to negative economic trends and credit market disruption, the impacts of which are not yet completely known or quantified. At December 31, 2013, 65% and 5% of our total gross loans, both non-covered and covered, were comprised of real estate mortgage loans and real estate construction loans, respectively. While the real estate market has shown signs of recovery, we continue to observe in the marketplace tighter credit underwriting and higher premiums on liquidity, both of which may continue to place downward pressure on real estate values. Any further downturn in the real estate market could materially and adversely affect our business because a significant portion of our non-covered loans is secured by real estate. Our ability to recover on defaulted non-covered loans by selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted non-covered loans. Substantially all of our real property collateral is located in Southern California. If there were a further decline in real estate values, especially in Southern California, the collateral for our non-covered loans would provide less security. Real estate values could be affected by, among other things, a worsening of economic conditions, an increase in foreclosures, a decline in home sale volumes, an increase in interest rates, continued high levels of unemployment, earthquakes, droughts, wild fires and other natural disasters particular to California.

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

We face strong competition from financial services companies and other companies that offer banking services, which could materially and adversely affect our business.

        We conduct our banking operations primarily in Southern California. Increased competition in our market may result in reduced loans and deposits or less favorable loan and deposit terms. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the same banking services that we offer in our service areas. These competitors include national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including without limitation, savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and ATMs and conduct extensive promotional and advertising campaigns.

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

We are subject to extensive regulation, which could materially and adversely affect our business.

        Our operations are subject to extensive regulation by federal and state governmental authorities, and we are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes. Regulations affecting banks and other financial institutions, such as the Dodd-Frank Act, are undergoing continuous review and change frequently; the ultimate effect of such changes cannot be predicted. Because our business is highly regulated, compliance with such regulations and laws may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific government stabilization programs may subject us to additional restrictions. There can be no assurance that laws, rules and regulations will not be proposed or adopted in the future, which could (i) make compliance much more difficult or expensive, (ii) restrict our ability to originate, broker or sell loans or accept certain deposits, (iii) further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us, or (iv) otherwise materially and adversely affect our business or prospects for business.

        The Dodd-Frank Act has had and will continue to have material implications for the Company and the entire financial services industry. Among other things it has had or will or potentially could have the following effects:

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

        As the Dodd-Frank Act requires that many studies be conducted and that hundreds of regulations be written in order to fully implement it, the full impact of this legislation on us, our business strategies, and financial performance cannot be known at this time, and may not be known for a number of years. However, these impacts are expected to be substantial and some of them are likely to adversely affect us and our financial performance. The Dodd-Frank Act and related regulations may also require us to invest significant management attention and resources to make any necessary changes, and could therefore also adversely affect our business, financial condition and results of operations. Furthermore, if the CapitalSource merger is consummated, we will be subject to substantial additional regulation. See "Risk Factors—Risks Relating to the Pending Merger with CapitalSource—If the CapitalSource merger is consummated, we will be subject to substantial additional regulation."

        Additionally, in order to conduct certain activities, including acquisitions, we are required to obtain regulatory approval. There can be no assurance that any required approvals can be obtained, or obtained without conditions or on a timeframe acceptable to us. For more information, please see "Item 1. Business—Supervision and Regulation."

We are subject to capital adequacy standards, and a failure to meet these standards could adversely affect our financial condition.

        The Company and the Bank are each subject to capital adequacy and liquidity guidelines and other regulatory requirements specifying minimum amounts and types of capital that must be maintained. From time to time, the regulators implement changes to these regulatory capital adequacy and liquidity guidelines. If we fail to meet these minimum capital and liquidity guidelines and other regulatory requirements, we or our subsidiaries may be restricted in the types of activities we may conduct and may be prohibited from taking certain capital actions, such as paying dividends and repurchasing or redeeming capital securities.

        In particular, the capital requirements applicable to the Company and the Bank under the recently adopted Basel III capital rules are in the process of being phased-in. Once these new rules take effect, we will be required to satisfy additional and more stringent capital adequacy and liquidity standards than we have in the past. Additionally, stress testing requirements may have the effect of requiring us to comply with the requirements of the Basel III capital rules, or potentially even greater capital requirements, sooner than expected. While we expect to meet the requirements of the Basel III capital rules, inclusive of the capital conservation buffer, as phased in by the Federal Reserve, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions and make capital distributions in the form of increased dividends or share repurchases. Higher capital levels could also lower our return on equity.

        For more information concerning our compliance with capital and liquidity requirements, see "Item 1. Business—Supervision and Regulation—Capital Requirements."

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

        Since the middle of 2008, in addition to the programs initiated under the Emergency Economic Stabilization Act of 2008, other regulators and federal agencies have taken steps to attempt to stabilize and add liquidity to the financial markets. Some of these programs have begun to expire and the impact of the expiration of these programs on the financial industry and the economic recovery is unknown. A slowdown in or reversal of the economic recovery could have a material adverse effect on our business, financial condition and results of operations.

Increases in or required prepayments of FDIC insurance premiums may adversely affect our earnings.

        We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance and premiums may be increased or accelerated in the future. Since 2008, higher levels of bank failures dramatically increased resolution costs of the FDIC and depleted the deposit insurance fund. In addition, the FDIC instituted temporary programs, some of which were made permanent by the Dodd-Frank Act, to further insure customer deposits at FDIC insured banks, which have placed additional stress on the deposit insurance fund.

        In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC increased assessment rates of insured institutions. In addition, on November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years' worth of premiums to replenish the depleted insurance fund.

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

        In the course of our business, we may own or foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable by a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

We may not pay dividends on common stock.

        Our stockholders are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. Our ability to pay dividends to our stockholders is subject to the restrictions set forth in Delaware law, by our federal regulator, and by certain covenants contained in the indentures governing the trust preferred securities issued by us or entities we have acquired. Notification to the FRB is also required prior to our declaring and paying a cash dividend to our stockholders during any period in which our quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. We may not pay a dividend should the FRB object until such time as we receive approval from the FRB or we no longer need to provide notice under applicable regulations. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters—Dividends" for more information on these restrictions. In addition, we may be restricted by applicable law or regulation or actions taken by our regulators, or as a result of our participation in any specific government stabilization programs, now or in the future, from paying dividends to our stockholders. Accordingly, we cannot assure you that we will continue paying dividends on our common stock at current levels or at all. Our failure to pay dividends on our common stock could have a material adverse effect on the market price of our common stock.

The primary source of the holding company's liquidity from which, among other things, we pay dividends is the receipt of dividends from the Bank.

        The holding company, PacWest, is a legal entity separate and distinct from the Bank and our other subsidiaries. The availability of dividends from the Bank is limited by various statutes and regulations. It is possible, depending upon the financial condition of the Bank and other factors, that the FRB, the FDIC and/or the DBO could assert that payment of dividends or other payments is an unsafe or unsound practice, or that such regulatory authority may impose restrictions on the Bank's ability to pay dividends as a condition to the Bank's participation in any stabilization program. In the event the Bank is unable to pay dividends to the holding company, it is likely that we, in turn, would have to stop paying dividends on our common stock and may have difficulty meeting our other financial obligations, including payments in respect of any outstanding indebtedness or trust preferred securities. The inability of the Bank to pay dividends to us could have a material adverse effect on the market price of our common stock. See "Item 1. Business—Supervision and Regulation" for additional information on the regulatory restrictions to which we and the Bank are subject.

Only a limited trading market exists for our common stock, which could lead to price volatility.

        Our common stock trades on The NASDAQ Global Select Market under the symbol "PACW" and our trading volume is generally modest. The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market of our common stock. In addition, even if a more active market in our common stock develops, we cannot assure you that such a market will continue or that stockholders will be able to sell their shares.

Our allowance for credit losses may not be adequate to cover actual losses.

        In accordance with accounting principles generally accepted in the United States, we maintain an allowance for loan and lease losses to provide for loan and lease defaults and non-performance and a reserve for unfunded loan commitments, which, when combined, we refer to as the allowance for credit losses. Our allowance for credit losses may not be adequate to address actual credit losses, and future provisions for credit losses could materially and adversely affect our operating results. Our allowance for credit losses is based on prior experience and an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Our federal and state regulators, as an integral part of their examination process, review our loans and leases and allowance for credit losses. While we believe our allowance for credit losses is appropriate for the risk identified in the Company's loan and lease portfolio, we cannot assure you that we will not further increase the allowance for credit losses, that it will be sufficient to address losses, or that regulators will not require us to increase this allowance. Any of these occurrences could materially and adversely affect our earnings. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

Our acquisitions may subject us to unknown risks.

        We have completed 26 acquisitions since May 2000. In addition, the CapitalSource merger is pending. Certain events may arise after the date of an acquisition, or we may learn of certain facts, events or circumstances after the closing of an acquisition, that may affect our financial condition or performance or subject us to risk of loss. These events include, but are not limited to: litigation resulting from circumstances occurring at the acquired entity prior to the date of acquisition; loan downgrades and credit loss provisions resulting from underwriting of certain acquired loans determined not to meet our credit standards; personnel changes that cause instability within a department; delays in implementing new policies or procedures or the failure to apply new policies or procedures; and other events relating to the performance of our business. Acquisitions involve inherent uncertainty and we cannot determine all potential events, facts and circumstances that could result in loss or give assurances that our investigation or mitigation efforts will be sufficient to protect against any such loss.

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

        As of February 18, 2014, directors and members of our executive management team owned or controlled approximately 4% of our common stock, excluding shares that may be issued to executive officers upon vesting of restricted stock awards. Investors who purchase our common stock may be subject to certain risks due to the concentrated ownership of our common stock. The sale by any of our large stockholders of a significant portion of that stockholder's holdings could have a material adverse effect on the market price of our common stock. In addition, the registration of any significant amount of additional shares of our common stock will have the immediate effect of increasing the public float of our common stock and any such increase may cause the market price of our common stock to decline or fluctuate significantly.

Our largest stockholder is a registered bank holding company, and the activities and regulation of such stockholder may materially and adversely affect the permissible activities of the Company.

        CapGen Capital Group II LP, which we refer to as CapGen, beneficially owned approximately 9% of the Company as of February 18, 2014. CapGen is a registered bank holding company under the BHCA and is regulated by the FRB. Under the Dodd-Frank Act and related regulations, bank holding companies must be a "source of strength" for their subsidiaries. See "Item 1. Business—Supervision and Regulation—Bank Holding Company Regulation" for more information. Regulation of CapGen by the FRB may materially and adversely affect the activities and strategic plans of the Company should the FRB determine that CapGen or any other company in which either has invested has engaged in any unsafe or unsound banking practices or activities. While we have no reason to believe that the FRB is proposing to take any action with respect to CapGen that would adversely affect the Company, we remain subject to such risk.

A natural disaster could harm the Company's business.

        Historically, California, in which a substantial portion of our business is located, has been susceptible to natural disasters, such as earthquakes, floods, droughts and wild fires and is currently in the midst of an ongoing drought. The nature and level of natural disasters cannot be predicted and may be exacerbated by global climate change. These natural disasters could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede the Company from gathering deposits, originating loans and processing and controlling its flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. Additionally, natural disasters could negatively impact the values of collateral securing our loans and interrupt our borrowers' abilities to conduct their business in a manner to support their debt obligations, either of which could result in losses and increased provisions for credit losses.

Our decisions regarding the fair value of assets acquired, including the realization of the FDIC loss sharing asset, could be inaccurate which could materially and adversely affect our business, financial condition, results of operations, and future prospects.

        Management makes various assumptions and judgments about the collectability of acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In FDIC-assisted acquisitions that include loss sharing agreements, we may record a loss sharing asset that we consider adequate to absorb future losses, which may occur in the acquired loan portfolio. In determining the realization of the loss sharing asset, we analyze the expected cash flows, volume and classification of loans, volume and trends in delinquencies and nonaccruals, local economic conditions, and other pertinent information. If our assumptions are incorrect, the balance of the FDIC loss sharing asset may at any time be insufficient to cover future loan losses or subject to accelerated amortization. Any increase in future losses on loans and other assets covered by loss sharing agreements as well as any decrease in the expected cash flows from the FDIC could have a negative effect on our operating results.

Our ability to obtain reimbursement under the loss sharing agreements on covered assets depends on our compliance with the terms of the loss sharing agreements.

        Management must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss sharing agreements as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets temporarily or permanently losing their loss sharing coverage. Additionally, management may decide to forgo loss share coverage on certain assets to allow greater flexibility over the management of certain assets. As of December 31, 2013, $473.6 million, or 7.2%, of the Company's assets, were covered by FDIC loss sharing agreements.

        Under the terms of the FDIC loss sharing agreements, the assignment or transfer of the loss sharing agreement to another entity generally requires the written consent of the FDIC. Based on the manner in which assignment is defined in the agreements, the following events require the prior written consent of the FDIC for the applicable loss sharing agreements to continue:

  1.
  a merger or consolidation of the Bank with or into another financial institution if the stockholders of the Bank will own less than 66.66% of the equity of the consolidated entity;

  2.
  a merger or consolidation of the Company with or into another company if the stockholders of the Company will own less than 66.66% of the equity of the consolidated entity;

  3.
  the sale of all or substantially all of the Bank's assets to another financial institution; and

  4.
  a sale of shares by any one or more stockholders that will effect a change in control of the Bank, as determined by the FDIC with reference to the standards set forth in the Change in Bank Control Act, 12 U.S.C. 1817(j).

        No assurances can be given that we will manage the covered assets in such a way as to always maintain loss share coverage on all such assets.

Risks Related to the Pending Merger with CapitalSource

        On July 22, 2013, the Company announced it had entered into the CapitalSource merger agreement. The Company may be subject to the following risk factors in connection with the pending merger with CapitalSource:

Combining the Company and CapitalSource may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the merger may not be realized.

        The success of the CapitalSource merger will depend on, among other things, the Company's ability to combine the businesses of PacWest and CapitalSource. If the Company is not able to successfully achieve this objective, the anticipated benefits of the CapitalSource merger may not be realized fully, or at all, or may take longer to realize than expected.

        The Company and CapitalSource have operated and, until the consummation of the CapitalSource merger, will continue to operate independently. To realize the anticipated benefits and cost savings, after the completion of the CapitalSource merger, the Company expects to integrate CapitalSource's business into its own. It is possible that the integration process or other factors could result in the loss or departure of key employees, the disruption of the ongoing business of the Company or CapitalSource or inconsistencies in standards, controls, procedures and policies. The loss of key employees could have an adverse effect on the Company's financial results and the value of our common stock. It is also possible that clients, customers, depositors and counterparties of the Company or CapitalSource could choose to discontinue their relationships with the Company post-merger because they prefer doing business with an independent company or for any other reason, which would adversely affect the future performance of the Company. These transition matters could have an adverse effect on the Company during the pre-merger period and for an undetermined amount of time after the consummation of the CapitalSource merger.

The Company expects to incur substantial expenses related to the CapitalSource merger.

        The Company expects to incur substantial expenses in connection with consummation of the CapitalSource merger and combining the business, operations, networks, systems, technologies, policies and procedures of CapitalSource with those of the Company. Although the Company has assumed that a certain level of transaction and combination expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of such combination expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and combination expenses associated with the CapitalSource merger could, particularly in the near term, exceed the savings that the Company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the combination of the businesses following the consummation of the CapitalSource merger. As a result of these expenses, the Company expects to take charges against our earnings before and after the completion of the CapitalSource merger. The charges taken in connection with the CapitalSource merger are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present.

Failure of the CapitalSource merger to be completed, termination of the merger agreement or a significant delay in the consummation of the CapitalSource merger could negatively impact the Company.

        The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the CapitalSource merger. Remaining conditions include: (i) receipt of requisite regulatory approvals subject to certain limitations set forth in the merger agreement and (ii) absence of any governmental order or law prohibiting completion of the CapitalSource merger.

        The obligation of each party to consummate the CapitalSource merger is also conditioned upon: (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) performance in all material respects by the other party of its obligations under the merger agreement, (iii) the adjusted stockholders' equity of the other party being in excess of a specified level, (iv) receipt by such party of a tax opinion to the effect that the CapitalSource merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code and (v) the absence of a material adverse effect with respect to the other party since the date of the merger agreement. The Company and CapitalSource have agreed to use their respective reasonable best efforts to obtain all necessary regulatory approvals for the CapitalSource merger. The parties will not be required to take any action, or agree to any condition or restriction, in connection with obtaining any regulatory permits, consents, approvals and authorizations of governmental authorities that would reasonably be likely, in each case following the effective time (but regardless when the action, condition or restriction is to be taken or implemented), to (i) have a material adverse effect with respect to the combined company and its subsidiaries, taken as a whole or (ii) require the Company or the Bank to raise additional capital in an amount that would materially reduce the economic benefits of the CapitalSource merger to the holders of Company common stock (including the CapitalSource stockholders in respect of the shares of Company common stock received by them in the CapitalSource merger).

        The remaining conditions to the consummation of the CapitalSource merger may not be fulfilled and, accordingly, the CapitalSource merger may not be completed. In addition, if the CapitalSource merger is not completed by July 31, 2014, either the Company or CapitalSource may choose not to proceed with the CapitalSource merger, and the parties can mutually decide to terminate the merger agreement at any time.

        If the CapitalSource merger is not consummated, the ongoing business, financial condition and results of operations of the Company may be materially adversely affected and the market price of the Company's common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the CapitalSource merger will be consummated. If the consummation of the CapitalSource merger is delayed, the business, financial condition and results of operations of the Company may be materially adversely affected. Additionally, if the merger agreement is terminated, under certain circumstances, the Company may be required to pay a termination fee to CapitalSource in the amount of $59 million.

        In addition, the Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement. If the CapitalSource merger were not completed, the Company would have to recognize these expenses without realizing the expected benefits of the transaction. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the CapitalSource merger, including the diversion of management attention from pursuing other opportunities and the constraints in the merger agreement on the ability to make significant changes to the Company's ongoing business during the pendency of the CapitalSource merger, could have a material adverse effect on the Company's business, financial condition and results of operations.

        Additionally, the Company's business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the CapitalSource merger, without realizing any of the anticipated benefits of completing the CapitalSource merger, and the market price of the Company's common stock might decline to the extent that the current market price reflects a market assumption that the CapitalSource merger will be completed. If the merger agreement is terminated and the board of directors seeks another merger or business combination, our stockholders cannot be certain that the Company will be able to find a party willing to engage in a transaction on more attractive terms than the CapitalSource merger.

We are subject to business uncertainties and contractual restrictions while the CapitalSource merger is pending.

        Uncertainty about the effect of the CapitalSource merger on employees, customers, suppliers and vendors may have an adverse effect on the business, financial condition and results of operations of the Company. These uncertainties may impair the Company's ability to attract, retain and motivate key personnel, depositors and borrowers pending the consummation of the CapitalSource merger, as such personnel, depositors and borrowers may experience uncertainty about their future roles following the consummation of the CapitalSource merger. Additionally, these uncertainties could cause customers (including depositors and borrowers), suppliers, vendors and others who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us. In addition, competitors may target the Company's existing customers by highlighting potential uncertainties and integration difficulties that may result from the CapitalSource merger.

        The Company has a small number of key personnel. The pursuit of the CapitalSource merger and the preparation for the integration may place a burden on the Company's management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on the Company's business, financial condition and results of operations.

        In addition, the merger agreement restricts the Company from taking certain actions without CapitalSource's consent while the CapitalSource merger is pending. These restrictions may, among other matters, prevent the Company from pursuing otherwise attractive business opportunities, selling assets, incurring indebtedness, engaging in significant capital expenditures in excess of certain limits set forth in the merger agreement, entering into other transactions or making other changes to the

Company's business prior to consummation of the CapitalSource merger or termination of the merger agreement. These restrictions could have a material adverse effect on the Company's business, financial condition and results of operations.

The per share cash consideration to be paid in the CapitalSource merger and the exchange ratio are fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or in the event of any change in our stock price.

        The merger consideration of $2.47 per share and the exchange ratio of 0.2837 of a share of PacWest common stock are fixed in the CapitalSource merger agreement and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations, or changes in the market price of, analyst estimates of, or projections relating to, PacWest common stock. Any change in the market price of our common stock prior to the completion of the CapitalSource merger may affect the value of the stock component of the merger consideration that CapitalSource stockholders will receive upon completion of the CapitalSource merger. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in our business, operations and prospects, and regulatory considerations, among other things. Many of these factors are beyond our control.

If the CapitalSource merger is consummated, we will be subject to substantial additional regulation.

        If the CapitalSource merger is consummated, we will be subject to substantial additional regulation. Areas of additional regulation will include, but not be limited to, more sophisticated stress testing, additional capital requirements, including potentially the phase out of our trust preferred securities as Tier 1 capital that otherwise would have been grandfathered, more rigorous capital planning, enhanced governance standards, including those relating to risk management, higher FDIC deposit insurance assessments and direct oversight and examination by the Consumer Financial Protection Bureau. These additional regulatory requirements could divert management's attention away from ongoing business concerns, place a burden on internal resources, impose additional costs or limitations on the Company and affect our profitability.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

        Before the CapitalSource merger and the bank merger in connection therewith, may be completed, various approvals must be obtained from bank regulatory authorities. These governmental entities may impose conditions on the granting of such approvals. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying completion of the CapitalSource merger or of imposing additional costs or limitations on the Company following the CapitalSource merger. The regulatory approvals may not be received at all, may not be received in a timely fashion, and may contain conditions on the completion of the CapitalSource merger that are not anticipated or cannot be met. If the consummation of the CapitalSource merger is delayed, including by a delay in receipt of necessary governmental approvals, the business, financial condition and results of operations of the Company may also be materially adversely affected.

The CapitalSource merger will result in changes to the board of directors of the Company.

        Upon completion of the CapitalSource merger, the composition of the board of directors of the Company will be different from the current board composition. The Company's board of directors currently consists of 15 directors. Upon the completion of the CapitalSource merger, the board of directors of the Company will consist of 13 members, eight of whom will be designated by the Company, and five of whom will be designated by CapitalSource, each of whom will be mutually agreeable to the Company and CapitalSource. This new composition of the board of directors of the Company may affect the future decisions of the Company.

In connection with the announcement of the CapitalSource merger agreement, 11 lawsuits have been filed and are pending, seeking, among other things, to enjoin the CapitalSource merger, and an adverse judgment in this lawsuit may prevent the CapitalSource merger from becoming effective within the expected time frame (if at all).

        Since July 24, 2013, 11 putative stockholder class action lawsuits, referred to as the merger litigations, were filed against CapitalSource, PacWest and certain other defendants in connection with the CapitalSource merger agreement. Five of the 11 actions were filed in Superior Court of California, Los Angeles County: (1) Engel v. CapitalSource Inc. et al., Case No. BC516267, filed on July 24, 2013; (2) Miller v. Fremder et al., Case No. BC516590, filed on July 29, 2013; (3) Basu v. CapitalSource Inc. et al., Case No. BC516775, filed on July 31, 2013; (4) Holliday v. PacWest Bancorp et al., Case No. BC517209, filed on August 5, 2013; and (5) Iron Workers Mid-South Pension Fund v. CapitalSource Inc. et al., Case No. BC517698, filed on August 8, 2013, referred to as the California actions. The other six actions were filed in the Court of Chancery of the State of Delaware: (1) Fosket v. Byrnes et al., Case No. 8765, filed on August 1, 2013; (2) Bennett v. CapitalSource Inc. et al., Case No. 8770, filed on August 2, 2013; (3) Chalfant v. CapitalSource et al., Case No. 8777, filed on August 6, 2013; (4) Oliveira v. CapitalSource Inc. et al., Case No. 8779, filed on August 7, 2013; (5) Desai v. CapitalSource Inc. et al., Case No. 8804, filed on August 13, 2013; and (6) Fattore v. CapitalSource Inc. et al., Case No. 8927, filed on September 19, 2013, referred to as the Delaware actions.

        The merger litigations allege variously that the members of the CapitalSource board of directors breached its fiduciary duties to CapitalSource stockholders by approving the CapitalSource merger for inadequate consideration; approving the transaction in order to obtain benefits not equally shared by other CapitalSource stockholders; entering into the CapitalSource merger agreement containing preclusive deal protection devices; failing to take steps to maximize the value to be paid to the CapitalSource stockholders; and failing to disclose material information regarding the proposed transaction. Each of the merger litigations also alleges claims against CapitalSource and PacWest for aiding and abetting these alleged breaches of fiduciary duties. Plaintiffs generally seek, among other things, declaratory and injunctive relief concerning the alleged breaches of fiduciary duties, injunctive relief prohibiting consummation of the CapitalSource merger, rescission, an accounting by defendants, damages and attorneys' fees and costs, and other and further relief.

        On December 20, 2013, the parties in the California and Delaware actions entered into a Memorandum of Understanding setting forth the terms of an agreement in principle to settle both the California and Delaware Actions, subject to certain conditions and future occurrences. A further status conference is set in the California Actions for May 5, 2014. The Company expects to appear in the Delaware actions for Court approval in the event a settlement is finalized by the parties. At this stage, it is not possible to predict the outcome of the proceedings or their impact on CapitalSource or the Company. If final settlement is not reached and the plaintiffs are successful in enjoining the consummation of the CapitalSource merger, the lawsuit may prevent the CapitalSource merger from becoming effective within the expected timeframe (or at all).

The Company may not be able to realize the Company's and CapitalSource's deferred income tax assets.

        CapitalSource has substantial operating losses for federal and state income tax purposes that can generally be utilized to offset future taxable income of CapitalSource, and, under certain circumstances, the Company after the consummation of the CapitalSource merger.

        If CapitalSource or the combined company were to undergo a change in ownership of more than 50% of its capital stock over a three-year period as measured under Section 382 of the Internal Revenue Code, the ability to utilize such net operating loss carryforwards and other tax attributes to offset future taxable income would be substantially limited. The annual limit would generally equal the product of the applicable long term tax exempt interest rate and the value of the relevant entity's capital stock immediately before the ownership change. These changes of ownership rules generally focus on ownership changes involving stockholders owning directly or indirectly 5% or more of a company's outstanding stock, including certain public groups of stockholders as set forth under Section 382, and those arising from new stock issuances and other equity transactions. The determination of whether an ownership change occurs is complex and not entirely within CapitalSource's or the combined company's control.

        To preserve CapitalSource's ability to utilize its net operating losses, CapitalSource has adopted a tax benefit preservation plan, which is triggered upon certain transfers of CapitalSource securities. The Company plans to adopt a substantially similar tax benefit preservation plan upon consummation of the merger. The tax benefit preservation plan is generally designed to deter direct and indirect acquisitions of common stock if such acquisition would result in a stockholder becoming a "5-percent shareholder" (as defined by Section 382 and the related Treasury regulations) or increases the percentage ownership of common stock that is treated as owned by an existing 5-percent shareholder. CapitalSource's and the combined company's ability to utilize NOLs to offset its future taxable income would be limited if CapitalSource or the combined company were to undergo an "ownership change" within the meaning of Section 382 of the Internal Revenue Code.

        Although the tax benefit preservation plans are intended to reduce the likelihood of an ownership change that could adversely affect CapitalSource or the combined company, there can be no assurance that such restrictions would prevent all transfers that could result in such an ownership change and thus no assurance can be given as to whether CapitalSource or the combined company could utilize the net operating losses to offset future taxable income. Additionally, because the tax benefit preservation plans may have the effect of restricting a stockholder's ability to dispose of or acquire the common stock of the Company, the liquidity and market value of common stock might suffer.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of February 22, 2014, we had a total of 108 properties consisting of 73 operating branch offices, four annex offices, four operations centers, 16 loan production offices, and 11 other properties. We own seven locations and the remaining properties are leased. Almost all properties are located in Southern California. Pacific Western's principal office is located at 10250 Constellation Blvd., Suite 1640, Los Angeles, CA 90067.

        For additional information regarding properties of the Company and Pacific Western, see Note 10, Premises and Equipment, Net, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

ITEM 3.    LEGAL PROCEEDINGS

        In the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business. The outcome of such legal actions and the timing of ultimate resolution are inherently difficult to predict. In the opinion of management, based upon information currently available to us, any resulting liability, in addition to amounts already accrued, taking into consideration insurance which may be applicable, would not have a material adverse effect on the Company's financial statements or operations.

  FCAL-Related Litigation

        As set forth below, there are a number of litigation matters pending against FCB, the defense of which PacWest has assumed.

        Fourteen lawsuits have been filed in the Superior Court of the State of California, County of Los Angeles against FCB, among others, by various former clients of political campaign and non-profit organization treasurer Kinde Durkee. The lawsuits are entitled (i) Wardlaw, et al. v. First California Bank, et al. (Case No. SC 114232), filed September 23, 2011; (ii) Lou Correa for State Senate, Orange County's Youth et al. v. First California Bank, et al. (Case No. BC 479872), filed February 29, 2012; (iii) Committee(s) to Re-elect Lorreta Sanchez, Linda Sanchez and Susan Davis, et al. v. First California Bank, et al. (Case No. BC 479873), filed February 29, 2012; (iv) Holden for Assembly v. First California Bank, et al. (Case No. BC 489604), filed August 3, 2012; (v) Latino Diabetes Ass'n v. First California Bank, et al. (Case No. BC 489605), filed August 3, 2012; (vi) Jose Solorio Assembly Officeholder Committee, et al. v. First California Bank, et al. (Case No. 492855), filed September 27, 2012; (vii) Foster for Treasurer 2014, et al. v. First California Bank, et al. (Case No. BC 492878), filed September 27, 2012; (viii) Los Angeles County Democratic Central Committee, et al. v. First California Bank, et al. (Case No. BC 492854), filed September 27, 2012; (ix) FCAL v. 68th AD Democratic PAC, et al. (Case No. : BC470812), filed September 23, 2011(the "Interpleader Action"); (x) First California Bank v. Shallman, John, Shallman Communication/John D. Shallman v. FCB (Case No. LC099226), filed December 11, 2012; (xi) National Popular Vote, et al. v. First California Bank, et al. (Case No. BC501213) filed February 19, 2013; (xii) Zine v. First California Bank, et al. (Case No. BC 504476), filed April 2, 2013; (xiii) Rothman, Elliott v. FCAL (Case No. BC511180), filed June 5, 2013; and (xiv) Ted Lieu as Treasurer for Ted Lieu for Assembly 2008 v. First California Bank (Case No. BC470182), filed November 18, 2011.

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

        On June 18, 2012, FCB moved for summary judgment in the Interpleader Action. At hearings held in late 2012 and early 2013, the Superior Court entered summary judgment with respect to a majority of the accounts at issue. Those sums have been paid by the Superior Court to the former accountholders. There still remains a total of $99,884.79 on deposit with the Court in the Interpleader Action.

        In September 2013, Durkee pled guilty to mail fraud resulting in a judgment of $9.7 million being entered against her. The parties participated in a mediation on October 16, 2013, which did not result in settlement of any claims. Thereafter, at a Further Status Conference on December 19, 2013, the Court scheduled a jury trial on August 13, 2014 as to the following cases: Orange County's Youth, Latino Diabetes Association, Jose Solorio Assembly Officeholder Committee, Holden for Assembly, and Committee(s) to Re-elect Lorreta Sanchez, Linda Sanchez, and Susan Davis.

  CapitalSource Merger-Related Litigation

        Since July 24, 2013, 11 putative stockholder class action lawsuits (the "Merger Litigations") were filed against PacWest and certain other defendants in connection with PacWest entering into the CapitalSource Merger Agreement in which PacWest agreed to acquire CapitalSource. The CapitalSource Merger Agreement was publicly announced on July 22, 2013. Five of the 11 actions were filed in Superior Court of California, Los Angeles County: (1) Engel v. CapitalSource, Inc. et al., Case No. BC516267, filed on July 24, 2013; (2) Miller v. Fremder et al., Case No. BC516590, filed on July 29, 2013; (3) Basu v. CapitalSource, Inc. et al., Case No. BC516775, filed on July 31, 2013; (4) Holliday v. PacWest Bancorp et al., Case No. BC517209, filed on August 5, 2013 and (5) Iron Workers Mid-South Pension Fund v. CapitalSource Inc. et al., Case No. BC517698, filed on August 8, 2013 (collectively, the "California Actions"). The other six actions were filed in the Court of Chancery of the State of Delaware: (1) Fosket v. Byrnes et al., Case No. 8765, filed on August 1, 2013; (2) Bennett v. CapitalSource, Inc. et al., Case No. 8770, filed on August 2, 2013; (3) Chalfant v. CapitalSource et al., Case No. 8777, filed on August 6, 2013; (4) Oliveira v. CapitalSource, Inc. et al., Case No. 8779, filed on August 7, 2013; (5) Desai v. CapitalSource, Inc. et al., Case No. 8804, filed on August 13, 2013; and (6) Fattore v. CapitalSource, Inc. et al., Case No. 8927, filed on September 19, 2013 (collectively, the "Delaware Actions").

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

        On December 20, 2013, the parties in the California and Delaware Actions entered into a Memorandum of Understanding setting forth the terms of an agreement in principle to settle both the California and Delaware Actions, subject to certain conditions and future occurrences. A further status conference is set in the California Actions for May 5, 2014. The Company expects to appear in the Delaware Actions for Court approval in the event a settlement is finalized by the parties. At this stage, it is not possible to predict the outcome of the proceedings or their impact on CapitalSource or the Company.

ITEM 4.    MINE SAFETY DISCLOSURE

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Marketplace Designation, Sales Price Information and Holders

        Our common stock is listed on The Nasdaq Global Select Market and is traded under the symbol "PACW." The following table summarizes the high and low sale prices for each quarterly period during the last two years for our common stock, as quoted and reported by The Nasdaq Stock Market, or Nasdaq:

	Stock Sales Prices		Dividends Declared During Quarter
	High	Low
2012
First quarter	$24.79	$19.57	$0.18
Second quarter	$25.50	$20.82	$0.18
Third quarter	$25.50	$22.20	$0.18
Fourth quarter	$25.29	$21.50	$0.25
2013
First quarter	$29.20	$24.96	$0.25
Second quarter	$31.02	$25.81	$0.25
Third quarter	$36.31	$30.58	$0.25
Fourth quarter	$42.96	$34.14	$0.25

        As of February 24, 2014, the closing price of our common stock on Nasdaq was $40.50 per share. As of that date, based on the records of our transfer agent, there were approximately 1,588 record holders of our common stock.

Dividends

        Our ability to pay dividends to our stockholders is subject to the restrictions set forth in the Delaware General Corporation Law, or the DGCL. The DGCL provides that a corporation, unless otherwise restricted by its certificate of incorporation, may declare and pay dividends out of its surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or for the preceding fiscal year, as long as the amount of capital of the corporation is not less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets. Surplus is defined as the excess of a corporation's net assets (i.e., its total assets minus its total liabilities) over the capital associated with issuances of its common stock. Moreover, DGCL permits a board of directors to reduce its capital and transfer such amount to its surplus. In determining the amount of surplus of a Delaware corporation, the assets of the corporation, including stock of subsidiaries owned by the corporation, must be valued at their fair market value as determined by the board of directors, regardless of their historical book value. Our ability to pay dividends is also subject to certain other limitations. See "Item 1. Business—Supervision and Regulation" and Note 20, Dividend Availability and Regulatory Matters, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

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

        Holders of Company common stock are entitled to receive dividends declared by the Board of Directors out of funds legally available under state law governing the Company and certain federal laws and regulations governing the banking and financial services business. During 2013, 2012, and 2011, the Company paid $41.0 million, $28.8 million, and $7.6 million, respectively, in cash dividends on common stock.

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

        PacWest's primary source of liquidity is the receipt of cash dividends from Pacific Western. Various statutes and regulations limit the availability of cash dividends from Pacific Western. It is possible, depending upon the financial condition of the bank in question, and other factors, that the FRB, the FDIC or the DBO could assert that payment of dividends or other payments is an unsafe or unsound practice. Pacific Western is subject to restrictions under certain federal and state laws and regulations governing banks which limit its ability to transfer funds to the holding company through intercompany loans, advances or cash dividends.

        Dividends paid by state banks, such as Pacific Western, are regulated by the DBO under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DBO as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for three previous fiscal years less any dividend paid during such period. During 2013, 2012 and 2011, the Bank paid $48.0 million, $50.0 million, and $25.5 million, respectively, in dividends to the Company. For the foreseeable future, any further cash dividends from the Bank to the Company will require DBO approval. See "Item 1. Business—Supervision and Regulation," for further discussion of potential regulatory limitations on the holding company's receipt of funds from the Bank, as well as "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity" and Note 20, Dividend Availability and Regulatory Matters, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for a discussion of other factors affecting the availability of dividends and limitations on the ability to declare dividends.

 Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of December 31, 2013, regarding securities issued and to be issued under our equity compensation plans that were in effect during fiscal 2013:

Plan Category	Plan Name	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
		(a)		(b)	(c)
Equity compensation plans approved by security holders	The PacWest Bancorp 2003 Stock Incentive Plan(1)	—	(2)	$—	1,433,647	(3)
Equity compensation plans not approved by security holders	None	—		—	—

(1)
The PacWest Bancorp 2003 Stock Incentive Plan (the "Incentive Plan") was last approved by the stockholders of the Company at our 2009 Annual Stockholders Meeting and the authorized number of shares available for issuance under the Incentive Plan was increased to 9,000,000 shares at our 2014 Special Stockholders Meeting.

(2)
Amount does not include the 1,216,524 shares of unvested time-based and performance-based restricted stock outstanding as of December 31, 2013 with an exercise price of zero.

(3)
The Incentive Plan permits these remaining shares to be issued in the form of options, restricted stock, or SARs.

Recent Sales of Unregistered Securities and Use of Proceeds

        None.

Repurchases of Common Stock

        The following table presents stock purchases made during the fourth quarter of 2013:

Purchase Dates	Total Number of Shares Purchased(1)	Average Price Paid Per Share
October 1 - October 31, 2013	—	$—
November 1 - November 30, 2013	10,424	38.01
December 1 - December 31, 2013	255,318	42.01

Total	265,742	$41.85

(1)
Shares repurchased pursuant to net settlement by employees, in satisfaction of financial obligations incurred through the vesting of the Company's restricted stock.

 Five-Year Stock Performance Graph

        The following chart compares the yearly percentage change in the cumulative stockholder return on our common stock based on the closing price during the five years ended December 31, 2013, with (1) the Total Return Index for U.S. companies traded on The Nasdaq Stock Market (the "NASDAQ Composite Index"), and (2) the Total Return Index for the KBW Regional Bank Stocks (the "KBW Regional Banking Index"). This comparison assumes $100 was invested on December 31, 2008, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. PacWest's total cumulative gain was 73.6% over the five year period ending December 31, 2013 compared to gains of 183.4% and 41.5% for the NASDAQ Composite Index and KBW Regional Banking Index, respectively.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among PacWest Bancorp, the NASDAQ Composite Index,
and the KBW Regional Banking Index

*
$100 invested on December 31, 2008 in stock or index, including reinvestment of dividends.

	Year Ended December 31,
Index	2008	2009	2010	2011	2012	2013
PacWest Bancorp	$100.00	$76.50	$81.34	$72.91	$98.61	$173.56
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
KBW Regional Banking	100.00	86.90	98.66	87.35	98.48	141.49

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth certain of our financial and statistical information for each of the years in the five-year period ended December 31, 2013. This data should be read in conjunction with our audited consolidated financial statements as of December 31, 2013 and 2012, and for each of the years in the three-year period ended December 31, 2013 and related Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

	At or For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts and percentages)
Results of Operations(1):
Interest income	$309,914	$296,115	$295,284	$290,284	$269,874
Interest expense	(12,201)	(19,648)	(32,643)	(40,957)	(53,828)

Net interest income	297,713	276,467	262,641	249,327	216,046

Total negative provision (provision) for credit losses	4,210	12,819	(26,570)	(212,492)	(159,900)

FDIC loss sharing income (expense), net	(26,172)	(10,070)	7,776	22,784	16,314
Acquisition-related securities gain	5,222	—	—	—	—
Gain from Affinity acquisition	—	—	—	—	66,989
Other noninterest income	25,194	25,942	23,650	20,454	22,604

Total noninterest income	4,244	15,872	31,426	43,238	105,907

Accelerated vesting of restricted stock	(12,420)	—	—	—	—
Acquisition and integration costs	(28,392)	(4,089)	(600)	(732)	(600)
OREO income (expense), net	1,503	(10,931)	(10,676)	(14,770)	(23,322)
Debt termination expense	—	(22,598)	—	(2,660)	(481)
Other noninterest expense	(191,378)	(174,044)	(168,717)	(170,641)	(154,801)

Total noninterest expense	(230,687)	(211,662)	(179,993)	(188,803)	(179,204)

Earnings (loss) from continuing operations before income tax (expense) benefit	75,480	93,496	87,504	(108,730)	(17,151)
Income tax (expense) benefit	(30,003)	(36,695)	(36,800)	46,714	7,801

Net earnings (loss) from continuing operations	45,477	56,801	50,704	(62,016)	(9,350)

Loss from discontinued operations before income tax benefit	(620)	—	—	—	—
Income tax benefit	258	—	—	—	—

Net loss from discontinued operations	(362)	—	—	—	—

Net earnings (loss)	$45,115	$56,801	$50,704	$(62,016)	$(9,350)

Adjusted earnings from continuing operations before income taxes(2)	$131,392	$128,241	$117,574	$100,014	$83,849

Per Common Share Data:
Basic earnings (loss) per share (EPS):
Net earnings from continuing operations	$1.09	$1.54	$1.37	$(1.77)	$(0.30)
Net earnings	$1.08	$1.54	$1.37	$(1.77)	$(0.30)
Diluted (loss) per share (EPS):
Net earnings from continuing operations	$1.09	$1.54	$1.37	$(1.77)	$(0.30)
Net earnings	$1.08	$1.54	$1.37	$(1.77)	$(0.30)
Dividends declared during year	$1.00	$0.79	$0.21	$0.04	$0.35
Book value per share(2)(3)	$17.66	$15.74	$14.66	$13.06	$14.47
Tangible book value per share(2)(3)	$12.73	$13.22	$13.14	$11.06	$13.52
Shares outstanding at year-end(3)	45,823	37,421	37,254	36,672	35,015
Average shares outstanding:
Basic EPS	40,823	35,684	35,491	35,108	31,899
Diluted EPS	40,823	35,684	35,491	35,108	31,899

	At or For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts and percentages)
Balance Sheet Data:
Total assets	$6,533,363	$5,463,658	$5,528,237	$5,529,021	$5,324,079
Cash and cash equivalents	147,422	164,404	295,617	108,552	211,048
Investment securities	1,522,684	1,392,511	1,372,464	929,056	474,129
Non-purchased credit impaired (Non-PCI) loans and leases(4)	3,930,539	3,074,947	2,841,071	3,196,881	3,716,444
Allowance for credit losses, Non-PCI loans and leases(4)	67,816	72,119	93,783	104,328	124,278
Purchased credit impaired (PCI) loans	382,796	517,885	705,332	910,394	636,624
FDIC loss sharing asset	45,524	57,475	95,187	116,352	112,817
Goodwill	208,743	79,866	39,141	47,301	—
Core deposit and customer relationship intangibles	17,248	14,723	17,415	25,843	33,296
Deposits	5,280,987	4,709,121	4,577,453	4,649,698	4,094,569
Borrowings	113,726	12,591	225,000	225,000	542,763
Subordinated debentures	132,645	108,250	129,271	129,572	129,798
Liabilities of discontinued operations	123,028	—	—	—	—
Stockholders' equity	809,093	589,121	546,203	478,797	506,773
Performance Ratios:
Return on average assets	0.74%	1.04%	0.92%	(1.14)%	(0.19)%
Return on average equity	6.28%	10.01%	9.92%	(12.56)%	(1.93)%
Return on average tangible equity(2)	8.25%	11.76%	11.33%	(14.15)%	(2.08)%
Net interest margin	5.37%	5.52%	5.26%	5.02%	4.79%
Efficiency ratio(2)(5)	76.40%	72.40%	61.21%	64.53%	55.66%
Adjusted efficiency ratio(2)(5)	59.29%	57.58%	58.93%	63.05%	64.87%
Stockholders' equity to total assets ratio(2)	12.38%	10.78%	9.88%	8.66%	9.52%
Tangible common equity ratio(2)	9.24%	9.21%	8.95%	7.44%	8.95%
Average equity to average assets	11.75%	10.36%	9.32%	9.10%	10.06%
Loans to deposits ratio	81.68%	76.30%	77.48%	88.33%	106.31%
Dividend payout ratio(6)	90.89%	50.68%	15.04%	NM	NM
Tier 1 leverage capital ratio(7)	11.22%	10.53%	10.42%	8.54%	10.85%
Tier 1 risk-based capital ratio(7)	15.12%	15.17%	15.97%	12.68%	14.31%
Total risk-based capital ratio(7)	16.38%	16.43%	17.25%	13.96%	15.58%
Asset Quality:
Non-PCI nonaccrual loans and leases(3)	$46,774	$41,762	$61,619	$95,509	$240,717
Other real estate owned	51,837	56,414	81,918	81,414	70,943

Total nonperforming assets	$98,611	$98,176	$143,537	$176,923	$311,660

Asset Quality Ratios:
Non-PCI nonaccrual loans to Non-PCI loans and leases(3)	1.19%	1.36%	2.17%	2.99%	6.48%
Nonperforming assets to Non-PCI loans and leases and OREO(3)	2.48%	3.14%	4.91%	5.40%	8.23%
Allowance for credit losses to Non-PCI nonaccrual loans and leases	145.0%	172.7%	152.2%	109.2%	51.6%
Allowance for credit losses to Non-PCI loans and leases	1.73%	2.35%	3.30%	3.26%	3.34%
Net charge-offs to average gross Non-PCI loans and leases	0.12%	0.33%	0.80%	5.88%	2.22%

(1)
Operating results of acquired companies are included from the respective acquisition dates. See Note 4, Acquisitions, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

(2)
For information regarding this calculation, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measurements."

(3)
Includes 1,216,524 shares, 1,698,281 shares, 1,675,730 shares, 1,230,582 shares, and 1,095,417 shares of unvested restricted stock outstanding at December 31, 2013, 2012, 2011, 2010, and 2009, respectively.

(4)
During 2010, the Bank executed two sales of adversely classified loans totaling $398.5 million that included a total of $128.1 million in nonaccrual loans.

(5)
The 2009 efficiency ratio includes the gain from the Affinity acquisition. The 2009 adjusted efficiency ratio excludes this gain.

(6)
Not meaningful for 2010 and 2009.

(7)
Capital ratios presented are for PacWest Bancorp consolidated.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This section should be read in conjunction with the disclosure regarding "Forward-Looking Statements" set forth in "Item 1. Business—Forward-Looking Statements,"as well as the discussion set forth in "Item 1. Business—Certain Business Risks" and "Item 8. Financial Statements and Supplementary Data," including the notes to consolidated financial statements.

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

        We have completed 26 business acquisitions since the Company's inception in 1999, including the following four acquisitions during the three years ended December 31, 2013: (1) Pacific Western Equipment Finance, or EQF, on January 3, 2012; (2) Celtic Capital Corporation, or Celtic, on April 3, 2012; (3) American Perspective Bank, or APB, on August 1, 2012, and (4) First California Financial Group, Inc., or FCAL, on May 31, 2013. These acquisitions affect the comparability of our reported financial information as the operating results of the acquired entities are included in our operating results only from their respective acquisition dates. For further information on our acquisitions, see Note 4, Acquisitions, and Note 5, Goodwill and Other Intangible Assets, of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statement and Supplementary Data."

        Over the last year, the Company's assets have increased $1.1 billion to $6.5 billion at December 31, 2013 due to our 2013 acquisition. Gross non-covered loan and leases increased $815.4 million, securities available-for-sale increased $139.4 million, goodwill increased $128.9 million, and other assets increased $87.6 million, offset by a decline in covered loans of $94.9 million. The non-covered loans and leases increase includes $903.1 million of loans acquired in the FCAL acquisition and $765.3 million in originations and other purchases, offset by net paydowns of $853.0 million. The covered loans decline includes repayments and resolutions of $198.9 million, offset by $104.0 million of covered loans acquired in the FCAL acquisition. The increase in securities available-for-sale was attributable to ongoing purchases. The increase in goodwill was due to the FCAL acquisition.

        Total liabilities increased $849.7 million during the year to $5.7 billion at December 31, 2013, due primarily to the FCAL acquisition. Total deposits increased $571.9 million to $5.3 billion at December 31, 2013 due to $1.1 billion of deposits acquired in the FCAL acquisition. During 2013, core deposits increased $727.8 million, while time deposits declined $155.9 million. At December 31, 2013, core deposits totaled $4.6 billion, or 88% of total deposits, and noninterest-bearing deposits totaled $2.3 billion, or 44% of total deposits. Borrowings increased $101.1 million to $113.7 million due mainly to an increase of $106.6 million in overnight Federal Home Loan Bank of San Francisco ("FHLB") advances. Subordinated debentures increased $24.4 million due to additional debt assumed in the FCAL acquisition. In connection with the FCAL acquisition, we acquired Electronic Payment Services ("EPS"), a division of the Bank that is being discontinued; liabilities of the EPS discontinued operations, which consisted primarily of noninterest-bearing deposits, totaled $123.0 million at December 31, 2013.

        Net earnings for 2013 were $45.1 million, a decline of $11.7 million compared to 2012. The decline in profitability was due mainly to: (a) the $24.3 million ($14.7 million after tax) increase in acquisition and integration costs, (b) the $12.3 million ($7.1 million after tax) increase in net credit costs (provision, FDIC loss sharing expense, and OREO expense), (c) the $12.4 million ($12.2 million after tax) accelerated vesting of restricted stock, and (d) the $12.1 million ($7.0 million after tax) increase, mostly from acquisitions, in compensation expense. These items were offset by: (a) the $22.6 million ($13.1 million after tax) decrease in debt termination expense and (b) the $21.2 million ($12.3 million after tax) increase in net interest income.

        In December 2013, the Company accelerated the vesting of certain restricted stock awards that resulted in a pre-tax charge of $12.4 million ($12.2 million after tax). This action was taken by the Company in order to eliminate an additional $21.0 million of compensation and tax expense related to change in control payments that the Company would have otherwise incurred upon consummation of the CapitalSource merger. Such eliminated expenses relate to tax gross-up payments and the value of lost tax deductions, in each case due to the impact of Sections 280G and 4999 of the Internal Revenue Code as they apply to change in control payments that would have become payable to certain PacWest employees in conjunction with the CapitalSource merger. The restricted stock awards that were vested on an accelerated basis in 2013 would have otherwise vested upon consummation of the CapitalSource merger, and the $12.2 million after-tax charge to earnings that we recorded in December 2013 would have been incurred at that time.

        During 2013, stockholders' equity increased $220.0 million, due mainly to the issuance of $242.3 in common stock in connection with the FCAL acquisition, net of $41.0 million in dividends paid. Stockholders' equity remained strong with Tier 1 risk-based capital and total risk-based capital ratios of 15.1% and 16.4%, respectively, at December 31, 2013.

        In managing the top line of our business, the focus is on earning-asset growth, loan yield, deposit cost, and net interest margin, as net interest income accounted for 99% of our net revenues (net interest income plus noninterest income) for 2013.

  CapitalSource Merger Announcement

        On July 22, 2013, PacWest announced the signing of a definitive agreement and plan of merger (the "Agreement") whereby PacWest and CapitalSource, Inc. ("CapitalSource") will merge in a transaction valued at approximately $2.8 billion based on the closing price of PacWest common stock on February 13, 2014 of $40.11. The combined company will be called PacWest Bancorp. As part of the merger, CapitalSource Bank, a wholly-owned subsidiary of CapitalSource, will merge with and into Pacific Western, and the combined subsidiary bank will be called Pacific Western Bank. The CapitalSource national lending operation will continue to do business under the name CapitalSource as a division of Pacific Western Bank.

        Under the terms of the Agreement, CapitalSource shareholders will receive $2.47 in cash and 0.2837 shares of PacWest common stock for each share of CapitalSource common stock. The total value of the CapitalSource per share merger consideration was $13.85 based on the closing price of PacWest shares on February 13, 2014 of $40.11.

        As of December 31, 2013, on a pro forma consolidated basis, the combined company would have had approximately $15.4 billion in assets with 94 branches throughout California. The combined institution would be the 6th largest publicly-owned bank headquartered in California, and the 8th largest commercial bank headquartered in California (out of more than 214 financial institutions in the state).

        We currently expect to receive final regulatory approval in the first quarter of 2014 and to close the merger on April 1, 2014.

  First California Financial Group Acquisition

        On May 31, 2013, we completed the acquisition of First California Financial Group, Inc., or FCAL, following receipt of shareholder approval from both institutions and all required regulatory approvals. As part of the acquisition, First California Bank, or FCB, a wholly-owned subsidiary of FCAL, merged with and into Pacific Western.

        In the FCAL acquisition, each share of FCAL common stock was converted into the right to receive 0.2966 of a share of PacWest common stock. The exchange ratio was calculated based on the volume-weighted average share price of PacWest common stock for the 20 consecutive trading days ending on the second full trading day prior to the receipt of the last of the regulatory approvals required under the merger agreement. PacWest issued an aggregate of approximately 8.4 million shares of PacWest common stock to FCAL stockholders. In addition, 1,094,000 shares of FCAL common stock previously owned by PacWest at a cost of $4.1 million were cancelled in the transaction. These shares were carried in our securities available-for-sale portfolio at their estimated market value with their unrealized gain of $5.2 million included in stockholders' equity at May 31, 2013. Under acquisition accounting, this unrealized gain was recognized in earnings. Based on the closing price of PacWest's common stock on May 31, 2013 of $28.83 per share, the aggregate consideration paid to FCAL common stockholders, including the 1,094,000 shares of FCAL common stock owned by us and cancelled in the merger, was $251.6 million. The application of the acquisition method of accounting resulted in goodwill of $129.1 million. All of the recognized goodwill is expected to be non-deductible for tax purposes.

        FCB was a full-service commercial bank headquartered in Westlake Village, California. FCB provided a full range of banking services, including revolving lines of credit, term loans, commercial real estate loans, construction loans, consumer loans and home equity loans to individuals, professionals, and small to mid-sized businesses. FCB operated 15 branches throughout Southern California in the Los Angeles, Orange, Riverside, San Bernardino, San Diego, Ventura, and San Luis Obispo Counties. We made this acquisition to expand our presence in Southern California. We completed the conversion and integration of the FCB branches to PWB's operating platform in June 2013 and as a result, we added seven locations to our branch network.

  2012 Transactions

  Sale of Branches

        On September 21, 2012, Pacific Western completed the sale of 10 branches. The branches were located in Los Angeles, San Bernardino, Riverside, and San Diego Counties. The 2012 branch sale resulted in the transfer of $125.2 million of deposits; no loans were sold in this transaction. The buyer paid a blended deposit premium of 2.5% and we recognized a net gain of $297,000 on this transaction.

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

  FDIC-Assisted Acquisitions

  Affinity Bank Acquisition

        On August 28, 2009, we acquired substantially all of the assets of Affinity Bank, or Affinity, including all loans, and assumed substantially all of its liabilities, including the insured and uninsured deposits and excluding certain brokered deposits, from the Federal Deposit Insurance Corporation ("FDIC") in an FDIC-assisted transaction. In connection with the Affinity acquisition, the FDIC made a cash payment to Pacific Western of $87.2 million.

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

        We entered into a loss sharing agreement with the FDIC, whereby the FDIC agreed to cover a substantial portion of any future losses on acquired loans, with the exception of acquired consumer loans, and other real estate owned. Under the terms of such loss sharing agreement, the FDIC is obligated to reimburse the Bank for 80% of losses with respect to the covered assets. The Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid the Bank 80% reimbursement under the loss sharing agreement. The loss sharing provisions for commercial (non-single family) and single family covered assets are in effect for 5 years and 10 years, respectively, from the acquisition date, and the loss recovery provisions are in effect for 8 years and 10 years, respectively, from the August 20, 2010 acquisition date. Accordingly, the loss sharing provisions expire in the third quarters of 2015 and 2020 for non-single family and single family covered assets, respectively, while the related loss recovery provisions expire in the third quarters of 2018 and 2020, respectively. We refer to the acquired assets subject to any loss sharing agreement collectively as "covered assets."

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

        Our primary interest-earning assets are loans and investments. Our primary interest-bearing liabilities are deposits. We attribute our high net interest margin to our high level of noninterest-bearing deposits and low cost of deposits. While our deposit balances will fluctuate depending on deposit holders' perceptions of alternative yields available in the market, we attempt to minimize these variances by attracting a high percentage of noninterest-bearing deposits. At December 31, 2013, approximately 44% of our total deposits were noninterest-bearing.

  Loan and Lease Growth

        We generally seek new lending opportunities in the $500,000 to $15 million range; try to limit loan maturities to one year for commercial loans, up to 18 months for construction loans, and up to ten years for commercial real estate loans; and price lending products so as to preserve our interest spread and net interest margin. Achieving robust loan growth has been challenging and repayments have outpaced new loan volume. Net loan growth over the last year would have involved (a) under-pricing competitors in many cases at margins that are not significantly above our securities portfolio yield, and (b) incurring unacceptable interest rate risk. We continue to selectively make or renew quality loans to our good customers that contribute positively to our profitability and net interest margin and we are focused on building relationships rather than attracting customers at low prices. Our loan pipeline has built up nicely due to slowly improving economic conditions in our markets, our focus on existing customers for new business referrals, and the service levels we provide that enable us to attract and retain business from the larger banks. During 2013, exclusive of loans acquired in the FCAL acquisition, we originated and purchased $765.3 million in non-covered loans and leases, which included $232.2 million in commercial loans and leases from our Asset Financing segment. See "—Results of Operations—Business Segments" for more information regarding our Asset-Financing segment.

  The Magnitude of Credit Losses

        We stress credit quality in originating and monitoring the loans that we make and measure our success by the levels of our nonperforming assets, net charge-offs, and allowance for credit losses. We maintain an allowance for credit losses on loans and leases, which is the sum of our allowance for loan and lease losses and our reserve for unfunded loan commitments. Provisions for credit losses are charged to operations as and when needed for both on and off-balance sheet credit exposure. Loans and leases which are deemed uncollectable are charged off and deducted from the allowance for loan and lease losses. Recoveries on loans and leases previously charged off are added to the allowance for loan and lease losses. The provision for credit losses on the loan and lease portfolio was based on our allowance methodology and reflected historical and current net charge-offs, the levels and trends of nonaccrual and classified loans and leases, the migration of loans and leases into various risk classifications, and the level of outstanding loans and leases. For acquired non-impaired loans, a provision for credit losses may be recorded to reflect credit deterioration after the acquisition date. For purchased credit impaired loans, a provision for credit losses may be recorded to reflect decreases in expected cash flows on such loans compared to those previously estimated.

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

  The Level of Our Noninterest Expense

        Our noninterest expense includes fixed and controllable overhead, the major components of which are compensation, occupancy, data processing, and other professional services. It also includes costs that tend to vary based on the volume of activity, such as OREO expense. We measure success in controlling both fixed and variable costs through monitoring of the efficiency ratio. We calculate the base efficiency ratio by dividing noninterest expense by net revenues (the sum of net interest income plus noninterest income). We also calculate a non-GAAP measure called the "adjusted efficiency ratio." The adjusted efficiency ratio is calculated in the same manner as the base efficiency ratio except that (a) noninterest income is reduced by FDIC loss sharing income and securities gains and losses, and (b) noninterest expense is reduced by OREO expenses, acquisition and integration costs, accelerated vesting of restricted stock, and debt termination expense.

        The consolidated base and adjusted efficiency ratios have been as follows:

Quarterly Period in 2013	Base Efficiency Ratio	Adjusted Efficiency Ratio
First	64.5%	61.7%
Second	93.5%	62.4%
Third	64.3%	57.3%
Fourth	85.5%	56.7%

        We disclose the adjusted efficiency ratio as it shows the trend in recurring overhead-related noninterest expense relative to recurring net revenues. See "Results of Operations—Non-GAAP Measurements" for the calculations of the base and adjusted efficiency ratios.

  Adjusted Net Earnings From Continuing Operations

        Our net earnings from continuing operations for 2013 totaled $45.5 million. Another measure of earnings used as an indicator of earnings generating capability and ability to absorb credit losses is adjusted net earnings from continuing operations. We calculate adjusted net earnings from continuing operations by excluding credit loss provisions, FDIC loss sharing income or expense, securities gains and losses, OREO expenses, acquisition and integration costs, and accelerated vesting of restricted stock. On a pre-tax basis, before loss from discontinued operations, this amounted to $131.4 million for 2013. After applying our 2013 effective tax rate of 39.7%, our adjusted net earnings from continuing operations were $79.2 million.

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

  Allowance for Credit Losses on Non-Purchased Credit Impaired Loans and Leases

        The allowance for credit losses on non-purchased credit impaired ("Non-PCI") loans and leases is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The allowance for loan and lease losses is reported as a reduction of outstanding loan and lease balances and the reserve for unfunded loan commitments is included within other liabilities. Generally, as loans are funded, the amount of the commitment reserve applicable to such funded loans is transferred from the reserve for unfunded loan commitments to the allowance for loan and lease losses based on our allowance methodology. The following discussion is for Non-PCI loans and leases and the allowance for credit losses thereon. Refer to "—Allowance for Credit Losses on Purchased Credit Impaired Loans" for the policy on purchased credit impaired loans.

        The allowance for loan and lease losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan and lease portfolio and other extensions of credit at the balance sheet date. The allowance is based upon a continuing review of the portfolio, past loan and lease loss experience, current economic conditions that may affect the borrowers' ability to pay, and the underlying collateral value of the loans and leases. Loans and leases, which are deemed to be uncollectable, are charged off and deducted from the allowance. The provision for loan and lease losses and recoveries on loans and leases previously charged off are added to the allowance.

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

        Specifically, our allowance methodology contains three key elements: (i) amounts based on specific evaluations of impaired loans and leases; (ii) amounts of estimated losses on several pools of loans categorized by risk rating and loan and lease type; and (iii) amounts for environmental and general economic factors that indicate probable losses incurred but not captured through the other elements of our allowance process. In addition, for loans and leases measured at fair value on the acquisition date and deemed to be non-impaired, our allowance methodology captures deterioration in credit quality and other inherent risks of such acquired assets experienced after the purchase date.

        Impaired loans and leases are identified at each reporting date based on certain criteria and the majority of which are individually reviewed for impairment. Non-PCI nonaccrual loans and leases with an unpaid principal balance over $250,000 and all performing restructured loans are reviewed individually for the amount of impairment. Non-PCI nonaccrual loans and leases with an unpaid principal balance of $250,000 or less are evaluated for impairment collectively. A loan or lease is considered impaired when it is probable that we will be unable to collect all amounts due according to the original contractual terms of the agreement. We measure impairment of a loan based upon the fair value of the loan's collateral if the loan is collateral-dependent or the present value of cash flows, discounted at the loan's effective interest rate, if the loan is not collateral-dependent. The impairment amount on a collateral-dependent loan is charged-off to the allowance, and the impairment amount on a loan that is not collateral-dependent is set up as a specific reserve within the allowance. We measure impairment of a lease based upon the present value of the scheduled lease and residual cash flows, discounted at the lease's effective interest rate. Increased charge-offs or additions to specific reserves generally result in increased provisions for credit losses.

        Our loan and lease portfolio, excluding impaired loans and leases, which are evaluated individually, is categorized into several pools for purposes of determining allowance amounts by pool. The pools we currently evaluate are: commercial real estate construction, residential real estate construction, SBA real estate, hospitality real estate, real estate other, commercial collateralized, commercial unsecured, SBA commercial, consumer, asset-based and leasing. Within these pools, we then evaluate loans and leases not adversely classified, which we refer to as "pass" credits, separately from adversely classified loans and leases. The adversely classified loans and leases are further grouped into three credit risk rating categories: "special mention," "substandard," and "doubtful," which we define as follows:

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

        In addition, we may refer to the loans and leases classified as "substandard" and "doubtful" together as "classified" loans and leases. For further information on classified loans and leases, see Note 7, Loans and Leases, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

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

        Management believes that the allowance for loan and lease losses is adequate and appropriate for the known and inherent risks in our Non-PCI loan and lease portfolio. In making its evaluation, management considers certain quantitative and qualitative factors including the Company's historical loss experience; the volume and type of lending conducted by the Company; the results of our credit review process; the levels of classified and criticized loans and leases; the levels of impaired loans and leases, including nonperforming loans and leases and performing restructured loans; regulatory policies; general economic conditions; underlying collateral values; and other factors regarding collectability and impairment. To the extent we experience, for example, increased levels of documentation deficiencies, adverse changes in collateral values, or negative changes in economic and business conditions, which adversely affect our borrowers, our classified loans and leases may increase. Higher levels of classified loans and leases generally result in higher allowances for loan and lease losses.

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

        At December 31, 2013, in the event that 1% of our Non-PCI loans and leases were downgraded one credit risk rating category for each category (e.g., 1% of the "pass" category moved to the "special mention" category, 1% of the "special mention" category moved to the "substandard" category, and 1% of the "substandard" category moved to the "doubtful" category within our current allowance methodology), the allowance for credit losses would have increased by approximately $1.3 million. In the event that 5% of our Non- PCI loans and leases were downgraded one credit risk category, the allowance for credit losses would have increased by approximately $6.7 million.

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

  Allowance for Credit Losses on Purchased Credit Impaired Loans

        The purchased credit impaired ("PCI") loans are subject to our internal and external credit review. If deterioration in the expected cash flows results in a reserve requirement, a provision for credit losses is charged to earnings. For PCI loans, the allowance for loan losses is measured at the end of each financial reporting period based on expected cash flows. Decreases or (increases) in the amount and changes in the timing of expected cash flows on the PCI loans as of the financial reporting date compared to those previously estimated are usually recognized by recording a provision or a (negative provision) for credit losses on such loans.

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

 Non-GAAP Measurements

        Certain discussion in this Form 10-K contains certain non-GAAP financial disclosures for adjusted earnings from continuing operations before income taxes, adjusted efficiency ratio, adjusted allowance for credit losses to loans and leases, return on average tangible equity, and tangible common equity ratio. The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company's operational performance and to enhance investors' overall understanding of such financial performance. As analysts and investors view adjusted earnings from continuing operations before income taxes as an indicator of the Company's ability to both generate earnings and absorb credit losses, we disclose this amount in addition to pre-tax earnings. We disclose the adjusted efficiency ratio as it shows the trend in recurring overhead-related noninterest expense relative to recurring net revenues. As the allowance for credit losses takes into account credit deterioration on acquired loans and leases, which include an estimate of credit losses in their initial fair values, we disclose the adjusted allowance for credit losses to loans and leases in addition to the allowance for credit losses to loans and leases. The adjusted allowance for credit losses to loans and leases excludes acquired loans and leases and the related allowance. Given that the use of return on average tangible equity, tangible common equity amounts and ratios, and tangible book value per share is prevalent among banking regulators, investors and analysts, we disclose our return on average tangible equity in addition to return on average equity, our tangible common equity ratio in addition to the equity-to-assets ratio, and tangible book value per share in addition to book value per share. The methodology for determining adjusted earnings from continuing operations before income taxes, adjusted efficiency ratio, adjusted allowance for credit losses to loans and leases, return on average tangible equity, and tangible common equity may differ among companies.

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

        The following tables present performance amounts and ratios in accordance with GAAP and a reconciliation of the non-GAAP financial measurements to the GAAP financial measurements:

	Year Ended December 31,
Adjusted Earnings From Continuing Operations Before Income Taxes	2013	2012	2011
	(In thousands)
Earnings from continuing operations before income taxes	$75,480	$93,496	$87,504
Plus: Provision (negative provision) for credit losses	(4,210)	(12,819)	26,570
Accelerated vesting of restricted stock	12,420	—	—
Non-covered OREO (income) expense, net	330	4,150	7,010
Covered OREO (income) expense, net	(1,833)	6,781	3,666
Other-than-temporary impairment loss on covered securities	—	1,115	—
Acquisition and integration costs	28,392	4,089	600
Debt termination expense	—	22,598	—
Less: FDIC loss sharing income (expense), net	(26,172)	(10,070)	7,776
Gain on sale of securities	137	1,239	—
Acquisition-related securities gain	5,222	—	—

Adjusted earnings from continuing operations before income taxes	$131,392	$128,241	$117,574

	Year Ended December 31,
Adjusted Efficiency Ratio	2013	2012	2011
	(Dollars in thousands)
Noninterest expense	$230,687	$211,662	$179,993
Less: Accelerated vesting of restricted stock	12,420	—	—
Non-covered OREO (income) expense, net	330	4,150	7,010
Covered OREO (income) expense, net	(1,833)	6,781	3,666
Acquisition and integration costs	28,392	4,089	600
Debt termination expense	—	22,598	—

Adjusted noninterest expense	$191,378	$174,044	$168,717

Net interest income	$297,713	$276,467	$262,641
Noninterest income	4,244	15,872	31,426

Net revenues	301,957	292,339	294,067
Less: FDIC loss sharing income (expense), net	(26,172)	(10,070)	7,776
Gain on sale of securities	137	1,239	—
Acquisition-related securities gain	5,222	—	—
Other-than-temporary impairment loss on covered securities	—	(1,115)	—

Adjusted net revenues	$322,770	$302,285	$286,291

Base efficiency ratio(1)	76.4%	72.4%	61.2%
Adjusted efficiency ratio(2)	59.3%	57.6%	58.9%

(1)
Noninterest expense divided by net revenues.

(2)
Adjusted noninterest expense divided by adjusted net revenues.

	December 31,
Adjusted Allowance for Credit Losses to Loans and Leases (Excludes PCI Loans)	2013	2012
	(Dollars in thousands)
Allowance for credit losses	$67,816	$72,119
Less: Allowance related to acquired loans and leases	607	1,046

Adjusted allowance for credit losses	$67,209	$71,073

Gross loans and leases	$3,930,539	$3,074,947
Less: Carrying value of acquired Non-PCI loans and leases	1,060,172	298,456

Adjusted loans and leases	$2,870,367	$2,776,491

Allowance for credit losses to loans and leases(1)	1.73%	2.35%
Adjusted allowance for credit losses to loans and leases(2)	2.34%	2.56%

(1)
Allowance for credit losses divided by gross loans and leases.

(2)
Adjusted allowance for credit losses divided by adjusted loans and leases.

	Year Ended December 31,
Return on Average Tangible Equity	2013	2012	2011
	(Dollars in thousands)
PacWest Bancorp Consolidated:
Net earnings	$45,115	$56,801	$50,704

Average stockholders' equity	$718,920	$567,342	$510,990
Less: Average intangible assets	172,096	84,545	63,656

Average tangible common equity	$546,824	$482,797	$447,334

Return on average equity(1)	6.28%	10.01%	9.92%
Return on average tangible equity(2)	8.25%	11.76%	11.33%

(1)
Calculated as net earnings divided by average stockholders' equity.

(2)
Calculated as net earnings divided by average tangible common equity.

	December 31,
Tangible Common Equity	2013	2012	2011
	(Dollars in thousands)
PacWest Bancorp Consolidated:
Stockholders' equity	$809,093	$589,121	$546,203
Less: Intangible assets	225,991	94,589	56,556

Tangible common equity	$583,102	$494,532	$489,647

Total assets	$6,533,363	$5,463,658	$5,528,237
Less: Intangible assets	225,991	94,589	56,556

Tangible assets	$6,307,372	$5,369,069	$5,471,681

Equity to assets ratio	12.38%	10.78%	9.88%
Tangible common equity ratio(1)	9.24%	9.21%	8.95%
Book value per share	$17.66	$15.74	$14.66
Tangible book value per share(2)	$12.73	$13.22	$13.14
Shares outstanding	45,822,834	37,420,909	37,254,318
Pacific Western Bank:
Stockholders' equity	$911,200	$649,656	$625,494
Less: Intangible assets	225,991	94,589	56,556

Tangible common equity	$685,209	$555,067	$568,938

Total assets	$6,523,742	$5,443,484	$5,512,025
Less: Intangible assets	225,991	94,589	56,556

Tangible assets	$6,297,751	$5,348,895	$5,455,469

Equity to assets ratio	13.97%	11.93%	11.35%
Tangible common equity ratio(1)	10.88%	10.38%	10.43%

(1)
Calculated as tangible common equity divided by tangible assets.

(2)
Calculated as tangible common equity divided by shares outstanding.

Results of Operations

  Acquisitions Impact Earnings Performance

        The comparability of financial information is affected by our acquisitions. We completed the following four acquisitions during the three years ended December 31, 2013: (1) Pacific Western Equipment Finance, or EQF, on January 3, 2012; (2) Celtic Capital Corporation, or Celtic, on April 3, 2012; (3) American Perspective Bank, or APB, on August 1, 2012, and (4) First California Financial Group, Inc., or FCAL, on May 31, 2013. These acquisitions have been accounted for using the acquisition method of accounting and, accordingly, their operating results have been included in the consolidated financial statements from their respective acquisition dates.

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

	Year Ended December 31,
	2013			2012			2011
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans and leases, net of unearned income(1)	$3,975,337	$272,726	6.86%	$3,548,369	$260,230	7.33%	$3,755,190	$260,143	6.93%
Investment securities(2)	1,460,516	36,923	2.53%	1,373,640	35,657	2.60%	1,100,869	34,785	3.16%
Deposits in financial institutions	104,092	265	0.25%	87,600	228	0.26%	136,447	356	0.26%
Federal funds sold	—	—	—	2	—	—	—	—	—

Total interest-earning assets	5,539,945	$309,914	5.59%	5,009,611	$296,115	5.91%	4,992,506	$295,284	5.91%

Other assets	576,908			468,024			492,577

Total assets	$6,116,853			$5,477,635			$5,485,083

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest checking deposits	$582,408	$303	0.05%	$515,767	$268	0.05%	$491,145	$777	0.16%
Money market deposits	1,400,065	2,455	0.18%	1,219,457	2,314	0.19%	1,227,482	5,356	0.44%
Savings deposits	194,300	63	0.03%	159,888	50	0.03%	150,837	226	0.15%
Time deposits	753,122	5,047	0.67%	889,146	10,639	1.20%	1,077,930	14,290	1.33%

Total interest-bearing deposits	2,929,895	7,868	0.27%	2,784,258	13,271	0.48%	2,947,394	20,649	0.70%
Borrowings	12,979	537	4.14%	98,787	2,656	2.69%	225,542	7,071	3.14%
Subordinated debentures	122,649	3,796	3.10%	112,015	3,721	3.32%	129,432	4,923	3.80%

Total interest-bearing liabilities	3,065,523	$12,201	0.40%	2,995,060	$19,648	0.66%	3,302,368	$32,643	0.99%

Noninterest-bearing demand deposits	2,186,697			1,870,088			1,627,729
Other liabilities	145,713			45,145			43,996

Total liabilities	5,397,933			4,910,293			4,974,093
Stockholders' equity	718,920			567,342			510,990

Total liabilities and stockholders' equity	$6,116,853			$5,477,635			$5,485,083

Net interest income		$297,713			$276,467			$262,641

Net interest rate spread			5.19%			5.25%			4.92%
Net interest margin			5.37%			5.52%			5.26%
Total deposits	$5,116,592			$4,654,346			$4,575,123
All-in deposit cost(3)			0.15%			0.29%			0.45%

(1)
Includes nonaccrual loans and leases and loan fees.

(2)
Interest income on investment securities includes non-taxable interest of $11.8 million, $5.6 million, and $1.2 million for 2013, 2012, and 2011, respectively. The tax-equivalent yield on investment securities was 2.93%, 2.76% and 3.22% for 2013, 2012 and 2011, respectively.

(3)
All-in deposit cost is calculated as annualized interest expense on deposits divided by average total deposits.

        Net interest income is affected by changes in both interest rates and the volume of average interest-earning assets and interest-bearing liabilities. The changes in the amount and mix of average interest-earning assets and interest-bearing liabilities are referred to as changes in "volume." The changes in the yields earned on average interest-earning assets and rates paid on average interest-bearing liabilities are referred to as changes in "rate." The change in interest income/expense attributable to volume reflects the change in volume multiplied by the prior year's rate and the change in interest income/expense attributable to rate reflects the change in rates multiplied by the prior year's volume. The changes in interest income and expense, which are not attributable specifically to either volume or rate, are allocated ratably between the two categories.

        The following table presents, for the years indicated, changes in interest income and expense and the amount of change attributable to changes in volume and rate:

	2013 Compared to 2012			2012 Compared to 2011
		Increase (Decrease) Due to			Increase (Decrease) Due to
	Total Increase (Decrease)			Total Increase (Decrease)
		Volume	Rate		Volume	Rate
	(In thousands)
Interest Income:
Loans and leases	$12,496	$29,998	$(17,502)	$87	$(14,735)	$14,822
Investment securities	1,266	2,213	(947)	872	7,725	(6,853)
Deposits in financial institutions	37	42	(5)	(128)	(127)	(1)

Total interest income	13,799	32,253	(18,454)	831	(7,137)	7,968

Interest Expense:
Interest checking deposits	35	35	—	(509)	37	(546)
Money market deposits	141	326	(185)	(3,042)	(35)	(3,007)
Savings deposits	13	11	2	(176)	13	(189)
Time deposits	(5,592)	(1,443)	(4,149)	(3,651)	(2,346)	(1,305)

Total interest-bearing deposits	(5,403)	(1,071)	(4,332)	(7,378)	(2,331)	(5,047)
Borrowings	(2,119)	(3,074)	955	(4,415)	(3,522)	(893)
Subordinated debentures	75	339	(264)	(1,202)	(619)	(583)

Total interest expense	(7,447)	(3,806)	(3,641)	(12,995)	(6,472)	(6,523)

Net interest income	$21,246	$36,059	$(14,813)	$13,826	$(665)	$14,491

        The net interest margin ("NIM") is impacted by several items that cause volatility from period to period. The effects of such items on the NIM are shown in the following table for the periods indicated:

	Year Ended December 31,
Items Impacting NIM Volatility	2013	2012	2011
	Increase (Decrease) in NIM
Accelerated accretion of acquisition discounts resulting from PCI loan payoffs	0.08%	0.16%	0.18%
Nonaccrual loan interest	0.01%	0.01%	0.01%
Unearned income on the early repayment of leases	0.02%	0.05%	—
Celtic loan portfolio premium amortization	(0.01)%	(0.03)%	—

Total	0.10%	0.19%	0.19%

As reported NIM	5.37%	5.52%	5.26%

Core NIM	5.27%	5.33%	5.07%

        The following table presents the loan yields and related average balances for our Non-PCI loans and leases, PCI loans, and total loan and lease portfolio for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands
Yields:
Non-PCI loans and leases	6.38%	6.82%	6.49%
PCI loans	10.63%	9.66%	8.52%
Total loans and leases	6.86%	7.33%	6.93%
Average Balances:
Non-PCI loans and leases	$3,528,278	$2,935,420	$2,948,696
PCI loans	447,059	612,949	806,494

Total loans and leases	$3,975,337	$3,548,369	$3,755,190

        Reductions in the higher yielding PCI loans will result in lower net interest income in the absence of larger amounts of originated or acquired non-impaired loans. The loan yield is impacted by the same items which cause volatility in the NIM. The following table presents the effects of these items on the total loan and lease yield for the periods indicated:

	Year Ended December 31,
Items Impacting Loan and Lease Yield Volatility	2013	2012	2011
	Increase (Decrease) in Loan Yield
Accelerated accretion of acquisition discounts resulting from PCI loan payoffs	0.12%	0.21%	0.24%
Nonaccrual loan interest	0.01%	0.02%	0.02%
Unearned income on the early repayment of leases	0.03%	0.07%	—
Celtic loan portfolio premium amortization	(0.02)%	(0.04)%	—

Total	0.14%	0.26%	0.26%

As reported loan and lease yield	6.86%	7.33%	6.93%

Core loan and lease yield	6.72%	7.07%	6.67%

  2013 Compared to 2012

        Our net interest margin and net interest income are driven by the combination of our loan and securities volume, asset yield, high proportion of demand deposit balances to total deposits, and disciplined deposit pricing.

        The 2013 NIM was 5.37%, a decrease of 15 basis points from 5.52% for last year. The decrease was due to lower yields on loans and leases and investment securities, offset partially by lower funding costs.

        Net interest income increased $21.2 million to $297.7 million for the year ended December 31, 2013 compared to 2012; interest income increased $13.8 million and interest expense decreased $7.4 million. Interest income on loans and leases increased $12.5 million due to a higher average loan and lease balance offset by a lower loan and lease yield. The increase in the average loan and lease balance was due mainly to acquisitions including FCAL on May 31, 2013 and APB on August 1, 2012. The lower loan and lease yield was due to lower accelerated accretion of acquisition discounts resulting from PCI loan payoffs and lower income from early lease payoffs. Interest income on investment securities increased $1.3 million due mostly to higher average portfolio balances from purchases during the year. Interest expense on deposits decreased $5.4 million due mainly to a lower average rate and balances for time deposits. Interest expense on borrowings declined $2.1 million due mostly to lower average borrowings; we repaid fixed-rate term FHLB advances at the end of the first quarter of 2012 and have used lower cost overnight FHLB advances as needed.

        The yield on average loans and leases decreased 47 basis points to 6.86% for the year ended December 31, 2013 compared to 7.33% for the prior year, due to lower accelerated accretion of acquisition discounts resulting from PCI loan payoffs, lower income on early repayment of leases, and lower yields on new loan and lease originations. Accelerated accretion of acquisition discounts resulting from PCI loan payoffs totaled $4.4 million for the year ended December 31, 2013 and $7.6 million for the prior year, increasing the loan yields by 12 basis points and 21 basis points, respectively. Total income from early lease payoffs was $1.3 million for the year ended December 31, 2013 and $2.4 million for the prior year.

        All-in deposit cost declined 14 basis points to 0.15% for the year ended December 31, 2013 compared to last year. The cost of interest-bearing deposits declined 21 basis points to 0.27% due to a lower rate on average time deposits and a shift in the deposit mix to lower cost interest-bearing checking, money market and savings deposits from higher cost time deposits. The cost of total interest-bearing liabilities declined 26 basis points to 0.40% due to the reduction in the cost of time deposits and lower average fixed-rate borrowings; we repaid $225.0 million in fixed-rate term FHLB advances and redeemed $18.6 million in subordinated debentures in the first quarter of 2012.

  2012 Compared to 2011

        The 2012 NIM was 5.52%, an increase of 26 basis points from 5.26% for 2011. The increase was due to growth in low cost deposits, lower wholesale funding and higher loan and leases yields, offset partially by lower average loan and leases and an increase in lower yielding investment securities.

        The $13.8 million increase in net interest income for 2012 compared to 2011 was due to lower funding costs of $13.0 million and higher interest income of $831,000. Interest expense decreased as a result of strong growth in low cost deposits, lower rates on all interest-bearing deposits and lower average wholesale funding. Interest expense on deposits decreased $7.4 million. The cost of all interest-bearing deposits decreased 22 basis points to 0.48% and the all-in deposit cost decreased 16 basis points to 0.29% for 2012. Average noninterest-bearing deposits increased $242.4 million while average time deposits declined $188.8 million. All other average interest-bearing deposits increased $25.7 million year-over-year. Interest expense on borrowings declined $4.4 million due to lower average borrowings of $126.8 million and a lower average rate on such borrowings; we repaid $225.0 million in fixed-rate term FHLB advances at the end of the first quarter of 2012, which were replaced with lower cost overnight FHLB advances and low cost deposits. Interest expense on subordinated debentures decreased $1.2 million due to the March 2012 redemption of $18.6 million in fixed-rate subordinated debentures. The cost of interest-bearing liabilities decreased 33 basis points to 0.66% due to the reduction in the cost of interest-bearing deposits and the first quarter of 2012 repayment of the fixed-rate term FHLB advances and the redemption of the fixed-rate subordinated debentures.

        The increase in interest income was attributed to increases in the securities portfolio which offset the expected decreases in the loan portfolio. Average securities increased $272.8 million while the securities yield declined 56 basis points to 2.60%; such decline in yield was in-line with market trends during 2012. Average loans decreased $206.8 million while the loan yield increased 40 basis points to 7.33%. The lower average loans and leases included $393.2 million of acquired loans and leases and the expected decreases of Non-PCI and PCI loans. The higher loan and leases yield was attributed to the addition of Celtic's and EQF's higher-yielding loan and lease portfolios. The loan and lease yield, earning asset yield and net interest margin are all affected by loans and leases being placed on or removed from nonaccrual status and the acceleration of acquisition discounts on early repayment of PCI loans; the combination of these items increased interest income $8.1 million and positively impacted the net interest margin 17 basis points in 2012. For 2011, these items increased interest income $9.5 million and increased the net interest margin 19 basis points.

  Provision for Credit Losses

        The following table presents the details of the provision for credit losses, the related year-over-year increases and decreases, and allowance for credit losses data for the years indicated:

	Year Ended December 31,
	2013	Increase (Decrease)	2012	Increase (Decrease)	2011
	(Dollars in thousands)
Provision For Credit Losses:
Addition to (reduction in) allowance for Non-PCI loans and leases	$(1,355)	$8,395	$(9,750)	$(20,255)	$10,505
Addition to (reduction in) reserve for unfunded loan commitments	1,355	3,605	(2,250)	(5,045)	2,795

Total provision (negative provision) for Non-PCI loans and leases	—	12,000	(12,000)	(25,300)	13,300
Provision (negative provision) for PCI loans	(4,210)	(3,391)	(819)	(14,089)	13,270

Total provision (negative provision) for credit losses	$(4,210)	$8,609	$(12,819)	$(39,389)	$26,570

Non-PCI Allowance for Credit Losses Data:
Net charge-offs on Non-PCI loans and leases	$4,303	$(5,361)	$9,664	$(14,181)	$23,845
Net charge-off ratios:
Net charge-offs to average Non-PCI loans and leases	0.12%		0.33%		0.81%
At year-end:
Allowance for loan and lease losses	$60,241	$(5,658)	$65,899	$(19,414)	$85,313
Allowance for credit losses	67,816	(4,303)	72,119	(21,664)	93,783
Non-PCI nonaccrual loans and leases	46,774	5,012	41,762	(19,857)	61,619
Non-PCI classified loans and leases	127,311	26,292	101,019	(84,541)	185,560
Allowance for credit losses to Non-PCI loans and leases	1.73%		2.35%		3.30%
Allowance for credit losses to Non-PCI nonaccrual loans and leases	145.0%		172.7%		152.2%

        Provisions for credit losses are charged to earnings as and when needed for both on and off-balance sheet credit exposures. We have a provision for credit losses on our non-purchased credit impaired ("Non-PCI") loans and leases and a provision for credit losses on our purchased credit impaired ("PCI') loans. The provision for credit losses on our Non-PCI loans and leases is based on our allowance methodology and is an expense, or contra-expense, that, in our judgment, is required to maintain the adequacy of the allowance for loan and lease losses and the reserve for unfunded loan commitments. Our allowance methodology reflects historical and current net charge-offs, the levels and trends of nonaccrual and classified loans and leases, the migration of loans and leases into various risk classifications, and the level of outstanding loans and leases. The provision for credit losses on our PCI loans results from decreases or increases in expected cash flows on such loans compared to those previously estimated.

        We made negative provisions for credit losses totaling $4.2 million and $12.8 million during 2013 and 2012, respectively, and provision for credit losses totaling $26.6 million during 2011. The 2013 negative provision for credit losses consisted of a $1.4 million reduction to the allowance for Non-PCI loans and leases, a $1.4 million addition to the reserve for unfunded loan commitments, and $4.2 million reduction to the allowance for PCI loans. The negative 2013 provision for PCI loans was driven by increases in expected and actual cash flows on PCI loan pools compared to those previously estimated. Increases in actual cash flows include early payoffs and/or amounts received in excess of previous estimates. The 2012 negative provision for credit losses consisted of a $9.8 million reduction to the allowance for loan and lease losses on the Non-PCI loan and lease portfolio, a $2.2 million reduction to the reserve for unfunded loan commitments, and an $819,000 reduction to the allowance for credit losses on PCI loans. The negative 2012 provision for Non-PCI loans was based on our allowance methodology, which reflected (a) lower net charge-offs, (b) declining levels and improving trends of nonaccrual and classified loans and leases, (c) the migration of loans and leases into various risk classifications, and (d) a decline in Non-PCI loans when acquisition activity is excluded. The 2011 provision for credit losses was comprised of a $10.5 million addition to the allowance for loan losses on the Non-PCI loan portfolio, a $2.8 million addition to the reserve for unfunded loan commitments, and a $13.3 million addition to the allowance for credit losses on PCI loans.

        Our Non-PCI loans and leases at December 31, 2013, included $1.1 billion in loans and leases acquired in acquisitions. These acquired loans and leases were initially recorded at their estimated fair values and such initial fair values included an estimate of credit losses. The allowance calculation for Non-PCI loans and leases included an amount for credit deterioration on acquired loans and leases since their acquisition dates. At December 31, 2013, the allowance for credit losses included $607,000 attributed to these acquired loans and leases. When these acquired loans and leases are excluded from the total of Non-PCI loans and leases and the related allowance of $607,000 is excluded from the allowance for credit losses, the result is an adjusted coverage ratio of our allowance for credit losses for Non-PCI loans and leases of 2.34% at December 31, 2013; the comparable ratio at December 31, 2012 was 2.56%.

        Increased provisions for credit losses may be required in the future based on loan and unfunded commitment growth, the effect that changes in economic conditions, such as inflation, unemployment, market interest rate levels, and real estate values, may have on the ability of our borrowers to repay their loans, and other negative conditions specific to our borrowers' businesses. See "—Critical Accounting Policies," "—Financial Condition—Allowance for Credit Losses on Non-PCI Loans," "—Financial Condition—Allowance for Credit Losses on PCI Loans," and Note 1(h), Nature of Operations and Summary of Significant Accounting Policies—Impaired Loans and Leases and Allowances for Credit Losses and Leases, and Note 7, Loans and Leases, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

  Noninterest Income

        The following table presents the details of noninterest income and related year-over-year increases and decreases for the years indicated:

	Year Ended December 31,
	2013	Increase (Decrease)	2012	Increase (Decrease)	2011
	(In thousands)
Noninterest Income:
Service charges on deposit accounts	$11,765	$(1,087)	$12,852	$(977)	$13,829
Other commissions and fees	8,416	290	8,126	510	7,616
Gain on sale of leases	1,791	(976)	2,767	2,767	—
Gain on sale of securities	137	(1,102)	1,239	1,239	—
Acquisition-related securities gain	5,222	5,222	—	—	—
Other-than-temporary-impairment losses on covered securities	—	1,115	(1,115)	(1,115)	—
Increase in cash surrender value of life insurance	1,164	(100)	1,264	(179)	1,443
FDIC loss sharing income (expense), net	(26,172)	(16,102)	(10,070)	(17,846)	7,776
Other income	1,921	1,112	809	47	762

Total noninterest income	$4,244	$(11,628)	$15,872	$(15,554)	$31,426

        The following table presents the details of FDIC loss sharing income (expense), net for the years indicated:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
FDIC Loss Sharing Income, Net:
Gain (loss) on FDIC loss sharing asset(1)	$2,320	$(5,487)	$8,379
FDIC loss sharing asset amortization, net	(26,829)	(10,658)	(3,063)
Net reimbursement (to) from FDIC for covered OREOs(2)	(1,547)	5,164	2,416
Other-than-temporary impairment losses on covered securities	—	892	—
Other	(116)	19	44

Total FDIC loss sharing income (expense), net	$(26,172)	$(10,070)	$7,776

(1)
Includes increases related to covered loan loss provisions and decreases for: (a) write-offs for covered loans expected to be resolved at amounts higher than their carrying values, and (b) amounts to be reimbursed to the FDIC for covered loans resolved at amounts higher than their carrying values.

(2)
Represents amounts to be reimbursed to the FDIC for gains on covered OREO sales and due from the FDIC for covered OREO write-downs.

  2013 Compared to 2012

        Noninterest income declined by $11.7 million to $4.2 million during the year ended December 31, 2013 compared to $15.9 million for last year. The decrease was due mainly to higher net FDIC loss sharing expense of $16.1 million in 2013 and the $5.2 million non-taxable acquisition-related securities gain recognized in 2013. FDIC loss sharing expense, net, increased due to higher amortization of the FDIC loss sharing asset and lower net covered OREO costs, offset by a higher gain on the FDIC loss sharing asset.

  2012 Compared to 2011

        Noninterest income decreased by $15.5 million to $15.9 million for 2012 compared to $31.4 million for 2011. The decrease was due mostly to lower net FDIC loss sharing income of $17.8 million, higher other-than-temporary impairment ("OTTI") losses of $1.1 million, and lower fee income from service charges on deposit accounts of $977,000. These decreases in noninterest income were offset, in part, by $4.0 million of gains on sales of leases and securities; there were no such gains in 2011. Net FDIC loss sharing income decreased due mainly to higher write-downs and amortization of the FDIC loss sharing asset, offset by higher net covered OREO costs and covered investment security losses. The write-downs and amortization of the FDIC loss sharing asset are the result of lower losses collectable from the FDIC, which include both the current period activity and estimated future activity on covered PCI loans. This occurs when expected cash flows on covered PCI loan pools improve causing the carrying value of the FDIC loss sharing asset to be reduced in the current reporting period. The OTTI loss related to one covered investment security due to deteriorating cash flows and significant delinquency of the underlying loan collateral. This OTTI loss was offset partially by related FDIC loss sharing income of $892,000; there were no such impairments or impairment-related loss sharing income in 2011. Lower non-sufficient funds fees caused the decline in service charges on deposit accounts. The 2012 gain on sale of leases related to the acquired EQF operations. The gain on sale of securities relates to the sale of $43.9 million of available-for-sale MBS securities; such securities were identified as generally having a higher volatility than the broader portfolio and were sold as part of our portfolio management activities. During 2012, we also recognized a $297,000 gain on the sale of 10 branches; there was no such gain in 2011.

  Noninterest Expense

        The following table presents the details of noninterest expense and related increases and decreases for the years indicated:

	Year Ended December 31,
	2013	Increase (Decrease)	2012	Increase (Decrease)	2011
	(In thousands)
Noninterest Expense:
Compensation	$107,067	$12,100	$94,967	$8,167	$86,800
Accelerated vesting of restricted stock	12,420	12,420	—	—	—
Occupancy	29,459	1,346	28,113	(572)	28,685
Data processing	9,494	374	9,120	156	8,964
Other professional services	9,481	1,114	8,367	(619)	8,986
Business development	3,282	744	2,538	217	2,321
Communications	2,923	400	2,523	(488)	3,011
Insurance and assessments	5,596	312	5,284	(1,887)	7,171
Non-covered other real estate owned, net	330	(3,820)	4,150	(2,860)	7,010
Covered other real estate owned, net	(1,833)	(8,614)	6,781	3,115	3,666
Intangible asset amortization	5,402	(924)	6,326	(2,102)	8,428
Acquisition and integration	28,392	24,303	4,089	3,489	600
Debt termination	—	(22,598)	22,598	22,598	—
Other expense	18,674	1,868	16,806	2,455	14,351

Total noninterest expense	$230,687	$19,025	$211,662	$31,669	$179,993

        The following tables present the components of non-covered and covered OREO expense, net for the years indicated:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Non-Covered OREO Expense:
Provision for losses	$818	$3,820	$5,026
Maintenance costs	1,082	2,018	2,177
(Gain) loss on sale	(1,570)	(1,688)	(193)

Total non-covered OREO expense, net	$330	$4,150	$7,010

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Covered OREO Expense:
Provision for losses	$1,697	$10,513	$11,968
Maintenance costs	101	366	645
(Gain) loss on sale	(3,631)	(4,098)	(8,947)

Total covered OREO expense, net	$(1,833)	$6,781	$3,666

  2013 Compared to 2012

        Noninterest expense increased by $19.0 million to $230.7 million during the year ended December 31, 2013 compared to $211.7 million for last year. This increase was due mostly to the combination of: (a) higher acquisition and integration costs of $24.3 million recognized in 2013; (b) accelerated vesting of restricted stock of $12.4 million; and (c) higher compensation expense of $12.1 million due to a higher employee count resulting from acquisition activity; offset in part by: (d) lower debt termination expense of $22.6 million as a result of the early repayments of FHLB advances and subordinated debentures in 2012; and (e) lower OREO expense of $12.4 million due mainly to lower write-downs. Excluding the accelerated vesting of restricted stock, acquisition and integration costs, OREO expense, and debt termination expense, noninterest expense increased $17.3 million due to the bank acquisitions completed on May 31, 2013 and August 1, 2012.

        In December 2013, the Company accelerated the vesting of certain restricted stock awards that resulted in a pre-tax charge of $12.4 million ($12.2 million after tax). This action was taken by the Company in order to eliminate an additional $21.0 million of compensation and tax expense related to change in control payments that the Company would have otherwise incurred upon consummation of the CapitalSource merger. Such eliminated expenses relate to tax gross-up payments and the value of lost tax deductions, in each case due to the impact of Sections 280G and 4999 of the Internal Revenue Code as they apply to change in control payments that would have become payable to certain PacWest employees in conjunction with the CapitalSource merger. The restricted stock awards that were vested on an accelerated basis in 2013 would have otherwise vested upon consummation of the CapitalSource merger, and the $12.2 million after-tax charge to earnings that we recorded in December 2013 would have been incurred at that time.

        Noninterest expense includes (a) amortization of time-based restricted stock, which vests either in increments over a three to five year period or at the end of such period and is included in compensation expense, and (b) intangible asset amortization, which is related to customer deposits and customer relationship intangible assets. Amortization of restricted stock, excluding the accelerated vesting of restricted stock, totaled $8.5 million and $5.7 million for the years ended December 31, 2013 and 2012, respectively. Intangible asset amortization totaled $5.4 million for the year ended December 31, 2013 compared to $6.3 million for 2012; the decrease was due to certain intangibles being fully amortized.

  2012 Compared to 2011

        Noninterest expense increased by $31.7 million to $211.7 million for 2012 compared to $180.0 million for 2011. The increase was due mostly to $22.6 million in debt termination expense incurred in the first quarter of 2012 for the early repayments of FHLB advances and subordinated debentures; there was no such expense incurred in 2011. Acquisition and integration costs increased $3.5 million as a result of our 2012 acquisition activities, including the then proposed acquisition of FCAL. Covered OREO expense increased by $3.1 million due mostly to lower gains on sales offset by lower write-downs, while non-covered OREO expense decreased $2.8 million due to higher gains on sales of and lower write-downs.

        When debt termination expense, acquisition and integration costs, and OREO costs, are excluded, noninterest expense increased $5.3 million; this increase included $15.1 million of noninterest expense for the operations of APB, Celtic and EQF since their respective acquisition dates. The remaining $9.8 million decrease in overhead costs included: (a) lower intangible asset amortization of $2.7 million due to the timing of core deposit and customer relationship intangibles becoming fully amortized; (b) lower compensation costs of $2.0 million due to the staff reduction effort late in 2011 and cost savings from the third quarter of 2012 branch sale transaction; (c) lower occupancy costs of $1.9 million due to lease renewals at lower rates and property cost savings after the 2012 branch sale transaction; (d) lower insurance and assessments of $1.9 million due to the revised deposit insurance assessment formula; and (e) lower other professional services costs of $1.2 million due to lower legal fees for litigation on loans and to lower fees for our outsourced internal audit function.

        Amortization of restricted stock totaled $5.7 million and $7.6 million for the years ended December 31, 2012 and 2011, respectively. Intangible asset amortization totaled $6.3 million for the year ended December 31, 2012 compared to $8.4 million for the prior year.

  Income Taxes

        Effective income tax rates were 39.7%, 39.2%, and 42.1% for the years ended December 31, 2013, 2012, and 2011, respectively. The difference in the effective tax rates between the annual periods relates mainly to the level of tax credits and tax deductions and the amount of tax exempt income recorded in each of the years. The Company operates primarily in the federal and California jurisdictions and the blended statutory tax rate for federal and California is 42%. For further information on income taxes, see Note 15, Income Taxes, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

  Fourth Quarter Results

        The following table sets forth our unaudited quarterly results for the period indicated:

	Three Months Ended
	December 31, 2013	September 30, 2013
	(Dollars in thousands, except per share data)
Earnings Summary:
Interest income	$83,856	$85,158
Interest expense	(2,598)	(2,869)

Net interest income	81,258	82,289

Negative provision for credit losses	1,338	4,167

FDIC loss sharing expense, net	(10,593)	(7,032)
Gain on asset sales	411	604
Acquisition-related securities gain	—	5,222
Other noninterest income	6,256	6,333

Total noninterest income (expense)	(3,926)	5,127

Accelerated vesting of restricted stock	(12,420)	—
Non-covered OREO expense, net	(25)	88
Covered OREO expense, net	594	332
Acquisition and integration costs	(4,253)	(5,450)
Other noninterest expense	(49,984)	(51,170)

Total noninterest expense	(66,088)	(56,200)

Earnings from continuing operations before income taxes	12,582	35,383
Income tax expense	(9,135)	(11,243)

Net earnings from continuing operations	3,447	24,140

Earnings (loss) from discontinued operations before income taxes	(578)	39
Income tax (expense) benefit	240	(16)

Net earnings (loss) from discontinued operations	(338)	23

Net earnings	$3,109	$24,163

Profitability Measures:
Basic and diluted earnings per share:
Net earnings from continuing operations	$0.07	$0.53
Net earnings	$0.06	$0.53
Annualized return on:
Average assets	0.19%	1.44%
Average equity	1.51%	12.02%
Net interest margin	5.41%	5.46%
Core net interest margin	5.31%	5.29%
Base efficiency ratio	85.5%	64.3%
Adjusted efficiency ratio(1)	56.7%	57.3%

(1)
Excludes FDIC loss sharing expense, securities gains and losses, OREO expense, acquisition and integration costs, and accelerated vesting of restricted stock.

  Fourth Quarter of 2013 Compared to Third Quarter of 2013

        We recorded net earnings of $3.1 million for the fourth quarter of 2013 compared to net earnings of $24.2 million for the third quarter of 2013.The quarter-over-quarter decrease in net earnings of $21.1 million was due mostly to: (a) the $12.4 million ($12.2 million after tax) accelerated vesting of restricted stock, (b) the $6.2 million ($3.6 million after tax) increase in net credit costs (mostly due to higher FDIC loss sharing expense), (c) the $5.2 million non-taxable acquisition-related securities gain recorded in the third quarter but not repeated in the fourth quarter, and (d) the $1.0 million ($598,000 after tax) decrease in net interest income. These items were offset in part by the decrease in acquisition and integration costs of $1.2 million ($524,000 after tax).

        The net interest margin ("NIM") is impacted by several items that cause volatility from period to period. The effects of such items on the NIM are shown in the following table for the periods indicated:

	Three Months Ended
Items Impacting NIM Volatility	December 31, 2013	September 30, 2013
	Increase (Decrease) in NIM
Accelerated accretion of acquisition discounts resulting from PCI loan payoffs	0.10%	0.14%
Nonaccrual loan interest	—	0.02%
Unearned income on the early repayment of leases	0.01%	0.02%
Celtic loan portfolio premium amortization	(0.01)%	(0.01)%

Total	0.10%	0.17%

As reported NIM	5.41%	5.46%

Core NIM	5.31%	5.29%

        The following table presents the loan yields and related average balances for our non-covered loans and leases, covered loans, and total loan and lease portfolio for the periods indicated:

	Three Months Ended
	December 31, 2013	September 30, 2013
	(Dollars in thousands)
Yields:
Non-PCI loans and leases	6.14%	6.35%
PCI loans	13.15%	11.88%
Total loans and leases	6.77%	6.90%
Average Balances:
Non-PCI loans and leases	$3,916,650	$3,889,780
PCI loans	384,727	430,990

Total loans and leases	$4,301,377	$4,320,770

        The loan yield is impacted by the same items that cause volatility in the NIM. The following table presents the effects of these items on the total loan and lease yield for the periods indicated:

	Three Months Ended
Items Impacting Loan and Lease Yield Volatility	December 31, 2013	September 30, 2013
	Increase (Decrease) in Loan Yield
Accelerated accretion of acquisition discounts resulting from PCI loan payoffs	0.13%	0.19%
Nonaccrual loan interest	—	0.03%
Unearned income on the early repayment of leases	0.01%	0.03%
Celtic loan portfolio premium amortization	(0.01)%	(0.02)%

Total	0.13%	0.23%

As reported loan and lease yield	6.77%	6.90%

Core loan and lease yield	6.64%	6.67%

        The NIM for the fourth quarter was 5.41%, a decrease of five basis points from 5.46% for the third quarter. The decrease was due to a lower yield on loans and leases, offset partially by lower funding costs.

        Net interest income declined by $1.0 million to $81.3 million for the fourth quarter compared to $82.3 million for the third quarter due primarily to lower interest income on loans and leases. Interest income on loans and leases decreased $1.8 million due to lower accelerated accretion of acquisition discounts resulting from PCI loan payoffs, lower nonaccrual loan interest recoveries, and lower income from early lease payoffs. Interest income on investment securities increased $551,000 due to a higher average portfolio balance and a higher yield; the improved yield on our securities portfolio is a result of higher yielding securities purchased during the third quarter, the impact of which was fully realized in the fourth quarter, and lower premium amortization on mortgage-related securities due to slower prepayment speeds. Interest expense declined by $271,000 due to a lower average rate and average balance for time deposits.

        The yield on loans and leases declined to 6.77% for the fourth quarter from 6.90% for the third quarter due to lower accelerated accretion of acquisition discounts resulting from PCI loan payoffs, lower nonaccrual interest recoveries and lower income from early lease payoffs. The accelerated accretion of acquisition discounts resulting from PCI loan payoffs totaled $1.4 million for the fourth quarter and $2.1 million for the third quarter, increasing the loan yields by 13 basis points and 19 basis points, respectively. Total nonaccrual interest recoveries were $15,000 for the fourth quarter and $350,000 for the third quarter. Total income from early lease payoffs was $52,000 for the fourth quarter and $299,000 for the third quarter.

        The cost of average funding sources declined two basis points to 0.18% for the fourth quarter from 0.20% for the third quarter. This includes all-in deposit cost which declined one basis point to 0.11% for the fourth quarter. The cost of total interest-bearing deposits decreased two basis points to 0.19% for the fourth quarter from 0.21% for the third quarter. The cost of total interest-bearing liabilities declined two basis points to 0.32% for the fourth quarter. Such declines are due mainly to a lower average rate on time deposits.

        The Company recorded a negative provision for credit losses of $1.3 million in the fourth quarter of 2013 compared to a negative provision for credit losses of $4.2 million in the third quarter of 2013 as follows:

	Three Months Ended
	December 31, 2013	September 30, 2013	Increase (Decrease)
	(In thousands)
Provision (Negative Provision) for Credit Losses on:
Non-PCI loans and leases	$—	$—	$—
PCI loans	(1,338)	(4,167)	2,829

Total provision (negative provision) for credit losses	$(1,338)	$(4,167)	$2,829

        The provision level on the Non-PCI portfolio is generated by our allowance methodology and reflects historical and current net charge-offs, the levels of nonaccrual and classified loans and leases, the migration of loans and leases into various risk classifications and the level of outstanding loans and leases. Based on such methodology, there was no fourth quarter provision. The provision or (negative provision) for credit losses on the PCI loans results from, respectively, decreases or (increases) in expected cash flows on such loans compared to those previously estimated.

        Noninterest income declined by $9.0 million to a negative $3.9 million for the fourth quarter of 2013 from a positive $5.1 million for the prior quarter. The decrease was due mostly to the $5.2 million non-taxable acquisition-related securities gain recorded in the third quarter that was not repeated in the fourth quarter and an increase in FDIC loss sharing expense. The acquisition-related securities gain recognized our previously-held equity interest in FCAL common stock at its fair value as of the acquisition date. The $3.6 million increase in FDIC loss sharing expense was due to higher amortization of the FDIC loss sharing asset and lower gains on the FDIC loss sharing asset as covered PCI loan performance generally continues to improve in relation to initial expectations.

        The Bank reviewed its exposure to potential losses in December 2013 under the proposed regulations, referred to as the Volcker rule, concerning investment securities and hedging activities. We identified securities totaling $11 million in our portfolio that may be negatively impacted by this rule. In order to minimize the risk to the Company and the Bank in holding these securities, we sold $10 million of the securities in December and realized a $272,000 pre-tax loss. The remaining security, which is covered under a loss sharing agreement and which has a market value approximating its carrying value, will be sold if required under the Volcker rule. Neither the Company nor the Bank is engaged in any sort of hedging activity utilizing derivatives.

        The following table presents the details of FDIC loss sharing income (expense), net for the periods indicated:

	Three Months Ended
	December 31, 2013	September 30, 2013	Increase (Decrease)
	(In thousands)
FDIC Loss Sharing Income, Net:
Gain (loss) on FDIC loss sharing asset(1)	$(1,909)	$269	$(2,178)
FDIC loss sharing asset amortization, net	(8,111)	(6,971)	(1,140)
Net reimbursement (to) from FDIC for covered OREO activity(2)	(508)	(276)	(232)
Other	(65)	(54)	(11)

Total FDIC loss sharing income (expense), net	$(10,593)	$(7,032)	$(3,561)

(1)
Includes increases related to covered loan loss provisions and decreases for: (a) write-offs for covered loans expected to be resolved at amounts higher than their carrying values, and (b) amounts to be reimbursed to the FDIC for covered loans resolved at amounts higher than their carrying values.

(2)
Represents amounts to be reimbursed to the FDIC for gains on covered OREO sales and due from the FDIC for covered OREO write-downs.

        Noninterest expense increased by $9.9 million to $66.1 million during the fourth quarter compared to $56.2 million during the third quarter due to the $12.4 million of expense from accelerated vesting of restricted stock, offset by the decreases in acquisition and integration costs and other professional services of $1.2 million and $516,000. The decrease in other professional services was due mainly to lower legal expense for litigation and loans, none of which related to acquisition activity. Excluding the accelerated vesting of restricted stock, acquisition and integration costs, and OREO expense, noninterest expense declined $1.2 million during the fourth quarter as we continue to make improvements in efficiency. All operating expense categories declined, except for business development expense, which increased $236,000 as we made $297,000 in CRA donations in the fourth quarter.

        Noninterest expense includes: (a) amortization of restricted stock, which is included in compensation, and (b) intangible asset amortization. Amortization of restricted stock, excluding the accelerated vesting of restricted stock, totaled $2.3 million for the fourth quarter and $2.4 million for the third quarter. Intangible asset amortization totaled $1.4 million for the fourth quarter and $1.5 million for the third quarter.

Business Segments

        The Company's reportable segments consist of "Banking," "Asset Financing," and "Other." At December 31, 2013, the Other segment consisted of the PacWest Bancorp holding company and other elimination and reconciliation entries. The accounting policies of the reported segments are the same as those of the Company described in Note 1, "Nature of Operations and Summary of Significant Accounting Policies."

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

        The following tables present information regarding our business segments as of and for the years indicated:

	December 31, 2013
Balance Sheet Data	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Loans and leases, net of unearned income	$3,837,475	$474,877	$—	$4,312,352
Allowance for loan and lease losses	(75,498)	(6,536)	—	(82,034)

Total loans and leases, net	$3,761,977	$468,341	$—	$4,230,318

Goodwill(1)	$183,065	$25,678	$—	$208,743
Core deposit and customer relationship intangibles, net	15,331	1,917	—	17,248
Total assets	6,004,067	519,675	9,621	6,533,363
Total deposits(2)	5,302,822	—	(21,835)	5,280,987

(1)
The increase in the Banking segment's goodwill during 2013 was due primarily to $129.1 million from the FCAL acquisition.

(2)
The negative balance for total deposits in the "Other" segment represents the elimination of holding company cash held in deposit accounts at the Bank.

	December 31, 2012
Balance Sheet Data	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Loans and leases, net of unearned income	$3,175,165	$415,132	$—	$3,590,297
Allowance for loan and lease losses	(87,538)	(4,430)	—	(91,968)

Total loans and leases, net	$3,087,627	$410,702	$—	$3,498,329

Goodwill	$54,188	$25,678	$—	$79,866
Core deposit and customer relationship intangibles, net	12,151	2,572	—	14,723
Total assets	4,991,927	451,557	20,174	5,463,658
Total deposits(1)	4,737,593	—	(28,472)	4,709,121

(1)
The negative balance for total deposits in the "Other" segment represents the elimination of holding company cash held in deposit accounts at the Bank.

	Year Ended December 31, 2013
Results of Operations	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$261,492	$48,422	$—	$309,914
Intersegment interest income (expense)	1,525	(1,525)	—	—
Other interest expense	(7,873)	(532)	(3,796)	(12,201)

Net interest income	255,144	46,365	(3,796)	297,713

Negative provision (provision) for credit losses	8,079	(3,869)	—	4,210

FDIC loss sharing expense	(26,172)	—	—	(26,172)
Acquisition-related securities gain	—	—	5,222	5,222
Other noninterest income	21,532	3,558	104	25,194

Total noninterest income	(4,640)	3,558	5,326	4,244

Accelerated vesting of restricted stock	(12,420)	—	—	(12,420)
OREO income (expense)	1,503	—	—	1,503
Intangible asset amortization	(4,748)	(654)	—	(5,402)
Acquisition and integration costs	(28,132)	—	(260)	(28,392)
Other noninterest expense	(156,600)	(23,575)	(5,801)	(185,976)

Total noninterest expense	(200,397)	(24,229)	(6,061)	(230,687)

Earnings (loss) from continuing operations before income taxes	58,186	21,825	(4,531)	75,480
Income tax (expense) benefit	(24,940)	(9,101)	4,038	(30,003)

Net earnings (loss) from continuing operations	33,246	12,724	(493)	45,477

Loss from discontinued operations before income taxes	(620)	—	—	(620)
Income tax benefit	258	—	—	258

Net loss from discontinued operations	(362)	—	—	(362)

Net earnings (loss)	$32,884	$12,724	$(493)	$45,115

	Year Ended December 31, 2012
Results of Operations	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$251,720	$44,395	$—	$296,115
Intersegment interest income (expense)	2,055	(2,055)	—	—
Other interest expense	(15,043)	(884)	(3,721)	(19,648)

Net interest income	238,732	41,456	(3,721)	276,467

Negative provision (provision) for credit losses	14,585	(1,766)	—	12,819

FDIC loss sharing expense	(10,070)	—	—	(10,070)
Other noninterest income	21,811	4,017	114	25,942

Total noninterest income	11,741	4,017	114	15,872

OREO expense	(10,931)	—	—	(10,931)
Intangible asset amortization	(5,898)	(428)	—	(6,326)
Acquisition and integration costs	(4,089)	—	—	(4,089)
Debt termination expense	(24,195)	—	1,597	(22,598)
Other noninterest expense	(138,640)	(23,502)	(5,576)	(167,718)

Total noninterest expense	(183,753)	(23,930)	(3,979)	(211,662)

Earnings (loss) before income taxes	81,305	19,777	(7,586)	93,496
Income tax (expense) benefit	(31,542)	(8,327)	3,174	(36,695)

Net earnings (loss)	$49,763	$11,450	$(4,412)	$56,801

	Year Ended December 31, 2011
Results of Operations	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$276,734	$18,550	$—	$295,284
Intersegment interest income (expense)	1,226	(1,226)	—	—
Other interest expense	(27,720)	—	(4,923)	(32,643)

Net interest income	250,240	17,324	(4,923)	262,641

Provision for credit losses	(26,520)	(50)	—	(26,570)

FDIC loss sharing income	7,776	—	—	7,776
Other noninterest income	22,833	660	157	23,650

Total noninterest income	30,609	660	157	31,426

OREO expense	(10,676)	—	—	(10,676)
Intangible asset amortization	(8,264)	(164)	—	(8,428)
Acquisition and integration costs	(600)	—	—	(600)
Other noninterest expense	(141,188)	(10,846)	(8,255)	(160,289)

Total noninterest expense	(160,728)	(11,010)	(8,255)	(179,993)

Earnings (loss) before income taxes	93,601	6,924	(13,021)	87,504
Income tax (expense) benefit	(39,554)	(2,917)	5,671	(36,800)

Net earnings (loss)	$54,047	$4,007	$(7,350)	$50,704

  2013 Compared to 2012

        Net earnings for the Banking segment declined $16.9 million to $32.9 million for the year ended December 31, 2013 compared to $49.8 million for the year ended December 31, 2012. The decrease in net earnings was due mainly to higher acquisition and integration costs of $24.0 million ($14.6 million after tax); $12.4 million ($12.2 million after tax) in accelerated vesting of restricted stock; higher compensation expense, mostly from acquisitions, of $11.8 million ($6.8 million after tax); and higher net credit costs (provision for credit losses, FDIC loss sharing expense, and OREO expense) of $10.2 million ($5.9 million after tax). These items were offset in part by $24.2 million ($14.0 million after tax) in debt termination expense recognized in 2012 with no similar charge in 2013; and higher net interest income of $16.4 million ($9.5 million after tax).

        The increase in net interest income for 2013 compared to 2012 was due mainly to an increase in interest-earning assets and lower interest expense on deposits and borrowings, offset by a lower yield on average interest-earning assets. The Banking segment's average interest-earning assets increased $435.3 million primarily due to the FCAL acquisition. The yield on average interest-earning assets was 5.15% for 2013 compared to 5.42% for 2012.

        Net earnings for the Asset Financing segment increased $1.3 million to $12.7 million for the year ended December 31, 2013 compared to $11.4 million for the year ended December 31, 2012. The increase in net earnings was due mostly to an increase in net interest income of $4.9 million ($2.8 million after tax), of which the Celtic acquisition that occurred in April 2012, contributed $3.2 million ($1.8 million after tax) in 2013. The Asset Financing segment's average interest-earning assets increased $98.1 million during the current year. The yield on average interest-earning assets was 10.64% for 2013 compared to 12.43% for 2012. Provision for credit losses increased $2.1 million ($1.2 million after tax) due primarily to two asset-based lending relationships that were identified as impaired in the current year. Net earnings were positively impacted by an increase in noninterest income, offset partially by an increase in overhead expenses in 2013 from the Celtic acquisition.

        The net loss for the Other segment declined $3.9 million to $493,000 for the year ended December 31, 2013 compared to $4.4 million for the year ended December 31, 2012. This decrease in net loss was primarily the result of the $5.2 million non-taxable acquisition-related securities gain from the conversion of FCAL stock at the date of merger. This was partially offset by lower debt termination income of $1.6 million ($926,000 after tax) that was recognized in the prior year.

  2012 Compared to 2011

        Net earnings for the Banking segment declined $4.3 million to $49.8 million for the year ended December 31, 2012, compared to $54.1 million for 2011. The decrease was due mainly to $24.2 million ($14.0 million after tax) in debt termination expense recognized in 2012 with no similar charge in 2011; lower FDIC loss sharing income of $17.8 million ($10.4 million after tax); lower net interest income of $11.5 million ($6.7 million after tax); and higher acquisition and integration costs of $3.5 million ($2.0 million after tax). These items were offset partially by lower provision for credit losses on PCI and Non-PCI loans and leases of $41.1 million ($23.8 million after tax), and a $2.8 million tax benefit attributable to tax credits and a lower effective tax rate related to tax exempt income. The decrease in net interest income for 2012 compared to 2011 is attributed to both lower average interest-earning assets and a lower yield on such assets. The Banking segment's average interest-earning assets totaled $4.6 billion for 2012, a $197.5 million decrease compared to 2011, due to lower average loans. The yield on the Banking segment's average interest-earning assets decreased 29 basis points to 5.42% for 2012 compared to 5.71% for 2011.

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

        The net loss for the Other segment decreased $2.9 million for the year ended December 31, 2012 as compared to 2011. This decrease was the result of lower after-tax interest expense of $697,000, after-tax income on debt termination of $926,000 attributable to the early redemption of $18.6 million in subordinated debentures during the first quarter of 2012, and lower compensation expense and other professional services.

Financial Condition

  Investment Portfolio

        Our portfolio consists primarily of U.S. government agency obligations, government-sponsored enterprise ("GSE") obligations, obligations of states and political subdivisions ("municipal securities"), and corporate debt securities. The covered private label collateralized mortgage obligations ("CMOs') were acquired in the August 2009 Affinity acquisition and are covered by a FDIC loss sharing agreement.

        The following table presents the composition of our investment portfolio at the dates indicated:

	December 31,
Security Type	2013	2012	2011
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$707,188	$807,842	$1,042,507
Government agency and government-sponsored enterprise collateralized mortgage obligations	192,873	101,694	82,027
Covered private label collateralized mortgage obligations	37,904	44,684	45,149
Municipal securities	436,658	348,041	126,797
Corporate debt securities	82,707	42,365	25,128
Government-sponsored enterprise debt securities	9,872	—	—
Other securities	27,543	10,759	4,750

Total securities available-for-sale	1,494,745	1,355,385	1,326,358
Federal Home Loan Bank stock	27,939	37,126	46,106

Total investment securities	$1,522,684	$1,392,511	$1,372,464

        The following table presents the detail of our market purchases of securities during the years indicated:

	Year Ended December 31,
Security Type	2013	2012	2011
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$199,563	$156,376	$449,927
Government agency and government-sponsored enterprise collateralized mortgage obligations	129,321	61,114	60,190
Municipal securities	122,740	215,603	120,501
Corporate debt securities	54,148	51,264	25,096
Government-sponsored enterprise debt securities	10,047	—	—
Collateralized loan obligation securities	9,867	—	—
Other securities	24,525	1,503	2,596

Total market purchases of securities available-for-sale	$550,211	$485,860	$658,310

        The following table presents the components, yields, and durations of our securities available-for-sale as of the date indicated:

	December 31, 2013
Security Type	Amortized Cost	Carrying Value	Yield(1)	Duration (in years)
	(Dollars in thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$691,944	$707,188	2.15%	3.7
Government agency and government-sponsored enterprise collateralized mortgage obligations	197,069	192,873	2.39%	5.1
Covered private label collateralized mortgage obligations	30,502	37,904	9.09%	2.9
Municipal securities(2)	459,182	436,658	2.97%	6.2
Corporate debt securities	84,119	82,707	2.61%	2.6
Government-sponsored enterprise debt securities	10,046	9,872	2.51%	6.3
Other securities	27,654	27,543	0.99%	4.4

Total securities available-for-sale(2)	$1,500,516	$1,494,745	2.60%	4.5

(1)
Represents the yield for the month of December 2013.

(2)
The tax equivalent yield was 4.46% and 2.97% for municipal securities and total securities available-for-sale, respectively.

        The following table shows the geographic composition of the majority of our municipal securities portfolio as of the date indicated:

	December 31, 2013
Municipal Securities by State:	Carrying Value	% of Total
	(In thousands)
Texas	$84,142	19%
Washington	41,443	10%
New York	31,859	7%
Colorado	25,090	6%
Illinois	23,927	6%
Ohio	22,021	5%
California	19,455	5%
Hawaii	15,005	3%
Florida	14,987	3%
Massachusetts	14,877	3%

Total of 10 largest states	292,806	67%
All other states	143,852	33%

Total municipal securities	$436,658	100%

        The following table presents a summary of rates and contractual maturities of our securities available-for-sale as of the date indicated:

	One Year or Less		One Year Through Five Years		Five Years Through Ten Years		Over Ten Years		Total
December 31, 2013	Carrying Value	Rate	Carrying Value	Rate	Carrying Value	Rate	Carrying Value	Rate	Carrying Value	Rate
	(Dollars in thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$17	6.93%	$1,607	4.35%	$44,203	3.55%	$661,361	3.84%	$707,188	3.82%
Government agency and government-sponsored enterprise collateralized mortgage obligations	—	—	25	9.09%	51,298	3.83%	141,550	3.25%	192,873	3.41%
Covered private label collateralized mortgage obligations	—	—	—	—	533	5.33%	37,371	5.86%	37,904	5.85%
Municipal securities(1)	2,202	5.01%	2,952	4.64%	12,141	3.92%	419,363	4.53%	436,658	4.51%
Corporate debt securities	—	—	20,165	1.46%	11,938	1.25%	50,604	2.70%	82,707	2.19%
Government-sponsored enterprise debt securities	—	—	—	—	9,872	2.65%	—	—	9,872	2.65%
Other securities	3,573	—	—	—	—	—	23,970	0.69%	27,543	0.60%

Total securities available-for-sale(1)	$5,792	1.93%	$24,749	2.04%	$129,985	3.42%	$1,334,219	3.95%	$1,494,745	3.87%

(1)
Rates on tax exempt securities are not presented on a tax equivalent basis.

  Loans and Leases

        The following tables present the balance of our total gross loans and lease by portfolio segment and class as of the dates indicated:

	December 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Real estate mortgage:
Hospitality	$181,735	4%	$183,788	5%
SBA 504	45,166	1%	54,158	1%
Other	2,569,097	60%	2,186,264	61%

Total real estate mortgage	2,795,998	65%	2,424,210	67%

Real estate construction:
Residential	58,898	1%	54,602	1%
Commercial	160,619	4%	100,002	3%

Total real estate construction	219,517	5%	154,604	4%

Total real estate loans	3,015,515	70%	2,578,814	71%

Commercial:
Collateralized	588,031	13%	470,861	13%
Unsecured	153,880	4%	80,910	2%
Asset-based	202,428	5%	239,430	7%
SBA 7(a)	28,642	1%	25,325	1%

Total commercial	972,981	23%	816,526	23%

Leases	269,769	6%	174,373	5%
Consumer	55,070	1%	23,119	1%

Total gross loans and leases	$4,313,335	100%	$3,592,832	100%

        The following table presents our loan and lease portfolio activity for the year ended December 31, 2013:

	December 31, 2012	Originated and Purchased	Net Paydowns	Net Acquired	December 31, 2013
	(In thousands)
Non-covered loans, excluding
Asset Financing Segment	$2,635,702	$533,086	$(679,171)	$903,103	$3,392,720
Asset Financing Segment	413,803	232,245	(173,851)	—	472,197

Total non-covered loans and leases	3,049,505	765,331	(853,022)	903,103	3,864,917
Covered loans	543,327	—	(198,946)	104,037	448,418

Total	$3,592,832	$765,331	$(1,051,968)	$1,007,140	$4,313,335

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

        At December 31, 2013, we had $306.8 million of commercial real estate mortgage loans maturing over the next 12 months. For any of these loans, in the event that we provide a concession through a refinance or modification which we would not ordinarily consider in order to protect as much of our investment as possible, such loan may be considered a troubled debt restructuring even though it was performing throughout its term. The circumstances regarding any modification and a borrower's specific situation, such as their ability to obtain financing from another source at similar market terms, are evaluated on an individual basis to determine if a troubled debt restructuring has occurred. Higher levels of troubled debt restructurings may lead to increased classified assets and credit loss provisions.

        The following table presents the composition of our total real estate mortgage loan portfolio as of the dates indicated:

	December 31, 2013		December 31, 2012
Loan Category	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$354,345	13%	$341,862	14%
Retail	346,370	12%	362,771	15%
Office buildings	434,961	16%	357,624	15%
Owner-occupied	233,195	8%	209,697	9%
Hotel	181,735	6%	183,788	7%
Healthcare	189,737	7%	113,854	5%
Mixed use	68,966	2%	54,052	2%
Gas station	35,224	1%	35,725	1%
Self storage	73,760	3%	65,362	3%
Restaurant	21,510	1%	18,325	1%
Land acquisition/development	4,420	—	21,922	1%
Unimproved land	12,517	1%	13,341	1%
Other	174,780	6%	182,377	7%

Total commercial real estate mortgage	2,131,520	76%	1,960,700	81%

Residential real estate mortgage:
Multi-family	330,229	12%	262,815	11%
Single family owner-occupied	212,508	8%	115,958	5%
Single family nonowner-occupied	33,741	1%	28,790	1%
Mixed use	10,701	—	3,372	—
HELOCs	77,299	3%	52,575	2%

Total residential real estate mortgage	664,478	24%	463,510	19%

Total gross real estate mortgage loans	$2,795,998	100%	$2,424,210	100%

  Non-Covered Loans and Leases

        The following table presents the balance of our non-covered loans and leases by portfolio segment and class as of the dates indicated:

	December 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$179,340	5%	$181,144	6%
SBA 504	45,166	1%	54,158	2%
Other	2,153,519	56%	1,684,008	55%

Total real estate mortgage	2,378,025	62%	1,919,310	63%

Real estate construction:
Residential	58,881	1%	48,629	1%
Commercial	142,842	4%	81,330	3%

Total real estate construction	201,723	5%	129,959	4%

Total real estate loans	2,579,748	67%	2,049,269	67%

Commercial:
Collateralized	581,097	15%	458,206	15%
Unsecured	150,985	4%	80,381	2%
Asset-based	202,428	5%	239,430	8%
SBA 7(a)	28,642	1%	25,325	1%

Total commercial	963,152	25%	803,342	26%

Leases	269,769	7%	174,373	6%
Consumer	52,248	1%	22,521	1%

Total gross non-covered loans and leases	$3,864,917	100%	$3,049,505	100%

        During 2013, gross non-covered loans and leases increased $815.4 million, due primarily to $903.1 million of acquired loans from the FCAL acquisition and $765.3 million in originations and purchases, offset by net paydowns of $853.0 million. Our ability to make new loans is dependent on economic factors in our market area, borrower qualifications, competition, and liquidity, among other items. Given the state of the economy in our market areas and the intense competition for loans, achieving robust loan growth was challenging and net paydowns exceeded our originations and purchases during the year. Organic net loan growth during the year would have involved underpricing competitors in many cases at margins that were not significantly above our securities portfolio yield. However, we have seen some improvement in our markets and expect new loan activity will increase.

        During 2012, gross non-covered loans and leases increased $237.4 million due primarily to $393.2 million of acquired loans and leases from our 2012 acquisitions, offset partially by a decline of $155.8 million due to payments and resolution activities.

        Our largest loan portfolio concentration is the non-covered real estate mortgage category, which includes loans secured by commercial and residential real estate. The following table presents the composition of our non-covered real estate mortgage loan portfolio as of the dates indicated:

	December 31,
	2013		2012
Loan Category	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$336,648	14%	$316,459	16%
Retail	281,739	12%	271,412	14%
Office buildings	392,921	16%	304,373	16%
Owner-occupied	218,786	9%	195,170	10%
Hotel	179,340	8%	181,144	9%
Healthcare	180,957	8%	102,816	5%
Mixed use	63,218	3%	51,294	3%
Gas station	31,421	1%	29,632	2%
Self storage	47,762	2%	29,688	2%
Restaurant	20,617	1%	16,755	1%
Land acquisition/development	4,420	—	21,922	1%
Unimproved land	12,043	1%	13,173	1%
Other	167,356	7%	172,273	9%

Total commercial real estate mortgage	1,937,228	82%	1,706,111	89%

Residential real estate mortgage:
Multi-family	211,360	9%	103,742	5%
Single family owner-occupied	149,917	6%	44,792	2%
Single family nonowner-occupied	16,084	1%	12,789	1%
Mixed use	10,230	—	1,333	—
HELOCs	53,206	2%	50,543	3%

Total residential real estate mortgage	440,797	18%	213,199	11%

Total gross non-covered real estate mortgage loans	$2,378,025	100%	$1,919,310	100%

        The largest subset of the "Other" commercial real estate mortgage category is for fixed base operators at airports with a balance of $24.3 million, or 14.5%, of the total.

  Covered Loans

        The following table presents the composition of our covered loans as of the dates indicated:

	December 31,
	2013		2012
Covered Loans	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$2,395	1%	$2,644	1%
Other	415,578	92%	502,256	92%

Total real estate mortgage	417,973	93%	504,900	93%

Real estate construction:
Residential	17	—	5,973	1%
Commercial	17,777	4%	18,672	4%

Total real estate construction	17,794	4%	24,645	5%

Total real estate loans	435,767	97%	529,545	98%

Commercial:
Collateralized	6,934	1%	12,655	2%
Unsecured	2,895	1%	529	—

Total commercial	9,829	2%	13,184	2%

Consumer	2,822	1%	598	—

Total gross covered loans	$448,418	100%	$543,327	100%

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

        Both the Western Commercial and San Luis loss sharing agreements contain True-Up provisions. As of December 31, 2013, the estimated True-Up liability of $6.6 million is included in other liabilities in the accompanying condensed consolidated balance sheets.

        The following table presents the composition of our covered real estate mortgage loan portfolio as of the dates indicated:

	December 31,
	2013		2012
Loan Category	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$17,697	4%	$25,403	5%
Retail	64,631	16%	91,359	18%
Office buildings	42,040	10%	53,251	11%
Owner-occupied	14,409	3%	14,527	3%
Hotel	2,395	1%	2,644	1%
Healthcare	8,780	2%	11,038	2%
Mixed use	5,748	1%	2,758	1%
Gas station	3,803	1%	6,093	1%
Self storage	25,998	6%	35,674	7%
Restaurant	893	—	1,570	—
Unimproved land	474	—	168	—
Other	7,424	2%	10,104	2%

Total commercial real estate mortgage	194,292	46%	254,589	51%

Residential real estate mortgage:
Multi-family	118,869	29%	159,073	32%
Single family owner-occupied	62,591	15%	51,588	10%
Single family nonowner-occupied	17,657	4%	16,001	3%
Mixed use	471	—	2,039	—
HELOCs	24,093	6%	21,610	4%

Total residential real estate mortgage	223,681	54%	250,311	49%

Total gross covered real estate mortgage loans	$417,973	100%	$504,900	100%

  Loan and Lease Interest Rate Sensitivity

        The following table presents contractual maturity and repricing information for the indicated Non-PCI and PCI loans and leases at December 31, 2013:

	Repricing or Maturing In
	One Year Or Less	Over One to Five Years	Over Five Years	Total
	(In thousands)
Non-PCI Loans:
Real estate mortgage	$689,936	$1,350,474	$384,454	$2,424,864
Real estate construction	144,386	61,783	2,921	209,090
Commercial	674,351	209,257	88,399	972,007
Leases	19,219	227,609	22,941	269,769
Consumer	48,629	3,452	2,728	54,809

Total Non-PCI	1,576,521	1,852,575	501,443	3,930,539
PCI Loans	249,611	88,566	44,619	382,796

Total	$1,826,132	$1,941,141	$546,062	$4,313,335

        The following table presents the interest rate profile of Non-PCI and PCI loans and leases due after one year at December 31, 2013:

	Due After One Year
	Fixed Rate	Floating Rate	Total
	(In thousands)
Non-PCI Loans:
Real estate mortgage	$1,129,820	$605,108	$1,734,928
Real estate construction	29,812	34,892	64,704
Commercial	285,405	12,251	297,656
Leases	250,550	—	250,550
Consumer	5,884	296	6,180

Total Non-PCI	1,701,471	652,547	2,354,018
PCI Loans	77,122	56,063	133,185

Total	$1,778,593	$708,610	$2,487,203

  Allowance for Credit Losses on Non-PCI Loans and Leases

        For a discussion of our policy and methodology on the allowance for credit losses on Non-PCI loans and leases, see "—Critical Accounting Policies—Allowance for Credit Losses on Non-PCI Loans and Leases." For further information on the allowance for credit losses on Non-PCI loans and leases, see Note 7, Loans and Leases, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

        The following table presents the balance of our allowance for credit losses on Non-PCI loans and leases and certain credit quality measures as of the dates indicated:

	December 31,
Non-PCI Allowance Data:	2013	2012	2011	2010	2009
	(Dollars in thousands)
Allowance for loan and lease losses	$60,241	$65,899	$85,313	$98,653	$118,717
Reserve for unfunded loan commitments	7,575	6,220	8,470	5,675	5,561

Allowance for credit losses	$67,816	$72,119	$93,783	$104,328	$124,278

Allowance for credit losses to loans and leases	1.73%	2.35%	3.30%	3.26%	3.34%
Allowance for credit losses to nonaccrual loans and leases	145.0%	172.7%	152.2%	109.2%	51.6%
Allowance for credit losses to nonperforming assets	68.8%	73.5%	65.3%	59.0%	39.9%

        The following table presents the changes in our Non-PCI allowance for loan and lease losses for the years indicated:

	Year Ended December 31,
Non-PCI Allowance for Loan and Lease Losses:	2013	2012	2011	2010	2009
	(Dollars in thousands)
Allowance for loan and lease losses, beginning of year	$65,899	$85,313	$98,653	$118,717	$63,519
Loans and leases charged off:
Real estate mortgage	(4,552)	(7,680)	(10,180)	(117,029)	(46,047)
Real estate construction	—	(492)	(6,886)	(63,590)	(28,542)
Commercial	(6,295)	(4,580)	(10,072)	(18,854)	(12,350)
Leases	(114)	(28)	—	—	—
Consumer	(198)	(290)	(1,422)	(3,749)	(1,180)

Total loans and leases charged off(1)	(11,159)	(13,070)	(28,560)	(203,222)	(88,119)

Recoveries on loans charged off:
Real estate mortgage	2,507	1,598	513	1,222	503
Real estate construction	1,654	49	1,025	708	461
Commercial	2,621	1,622	1,783	1,785	592
Consumer	74	137	1,394	565	151

Total recoveries on loans charged off	6,856	3,406	4,715	4,280	1,707

Net charge-offs	(4,303)	(9,664)	(23,845)	(198,942)	(86,412)
Provision (negative provision) for loan and lease losses	(1,355)	(9,750)	10,505	178,878	141,610

Allowance for loan and lease losses, end of year	$60,241	$65,899	$85,313	$98,653	$118,717

Ratios:
Allowance for loan and lease losses to loans and leases	1.53%	2.14%	3.00%	3.09%	3.19%
Allowance for loan and lease losses to nonaccrual loans and leases	128.79%	157.80%	138.45%	103.29%	49.32%
Net charge-offs to average loans and leases(2)	0.12%	0.33%	0.80	5.88%	2.22%

(1)
2010 includes $144.6 million of charge-offs related to the sales of $398.5 million in classified loans. The charge-offs were composed of $85.7 million for real estate mortgage loans, $55.1 million for real estate construction loans, and $3.8 million in commercial loans.

(2)
Net charge-offs, excluding charge-offs on classified loans sold, to average loans and lease was 1.60% for 2010.

        The following table presents the changes in our Non-PCI reserve for unfunded loan commitments for the years indicated:

	Year Ended December 31,
Non-PCI Reserve for Unfunded Loan Commitments:	2013	2012	2011	2010	2009
	(In thousands)
Reserve for unfunded loan commitments, beginning of year	$6,220	$8,470	$5,675	$5,561	$5,271
Provision (negative provision)	1,355	(2,250)	2,795	114	290

Reserve for unfunded loan commitments, end of year	$7,575	$6,220	$8,470	$5,675	$5,561

        The following table presents the Non-PCI allowance for loan and lease losses by portfolio segment as of the dates indicated:

	Non-PCI Allowance for Loan and Lease Losses by Portfolio Segment
	Real Estate Mortgage	Real Estate Construction	Commercial	Leases	Consumer	Total
	(Dollars in thousands)
December 31, 2013
Allowance for loan and lease losses	$26,078	$4,298	$23,694	$3,227	$2,944	$60,241
% of loans to total loans	62%	5%	25%	7%	1%	100%
December 31, 2012
Allowance for loan and lease losses	$38,700	$3,221	$20,759	$1,493	$1,726	$65,899
% of loans to total loans	63%	4%	26%	6%	1%	100%
December 31, 2011
Allowance for loan losses	$50,205	$8,697	$23,643	$—	$2,768	$85,313
% of loans to total loans	70%	4%	25%	—	1%	100%
December 31, 2010
Allowance for loan losses	$51,657	$8,766	$33,578	$—	$4,652	$98,653
% of loans to total loans	72%	5%	22%	—	1%	100%
December 31, 2009
Allowance for loan losses	$58,241	$39,934	$18,521	$—	$2,021	$118,717
% of loans to total loans	65%	12%	22%	—	1%	100%

        At December 31, 2013, the portion of the Non-PCI allowance allocated to individual portfolio segments included an amount for both imprecision and uncertainties to better reflect our view of risk. Nonetheless, the Non-PCI allowance for loan and lease losses is available to absorb any losses without restriction. For further information on the Non-PCI allowance for loan and lease losses, see Note 7, Loans and Leases, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

  Allowance for Credit Losses on PCI Loans

        For a discussion of our policy and methodology on the allowance for credit losses on PCI loans, see "—Critical Accounting Policies—Allowance for Credit Losses on PCI Loans." For further information on the allowance for credit losses on PCI loans, see Note 7, Loans and Leases, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

        The following table presents the changes in our allowance for credit losses on PCI loans for the years indicated:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Allowance for credit losses on PCI loans, beginning of year	$26,069	$31,275	$33,264
Provision (negative provision)	(4,210)	(819)	13,270
Charge-offs, net	(66)	(4,387)	(15,259)

Allowance for credit losses on PCI loans, end of year	$21,793	$26,069	$31,275

  Nonperforming Assets and Performing Restructured Loans

        The following table presents nonperforming assets and performing restructured loans information as of the dates indicated:

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Nonaccrual loans and leases(1)	$46,774	$41,762	$61,619	$95,509	$240,717
Other real estate owned	51,837	56,414	81,918	81,414	70,943

Total nonperforming assets	$98,611	$98,176	$143,537	$176,923	$311,660

Performing restructured loans(1)	$41,648	$106,288	$116,791	$89,272	$181,454
Nonaccrual loans and leases to loans and leases, net of unearned income(1)	1.19%	1.36%	2.17%	2.99%	6.48%
Nonperforming assets ratio(1)(2)	2.48%	3.14%	4.91%	5.40%	8.23%

(1)
Excludes PCI loans.

(2)
Nonperforming assets ratio is calculated as nonperforming assets divided by the sum of total non-PCI loans and leases and total OREO.

        Nonperforming assets include Non-PCI nonaccrual loans and leases and total OREO and totaled $98.6 million at December 31, 2013 compared to $98.2 million at December 31, 2012. The $435,000 increase in nonperforming assets was due to a $5.0 million increase in nonaccrual loans and leases offset by a $4.6 million decrease in total OREO. The nonperforming assets ratio decreased to 2.48% at December 31, 2013 from 3.14% at December 31, 2012.

  Nonaccrual Loans and Leases

        The $5.0 million increase in nonaccrual loans and leases (excluding PCI loans) during 2013 was attributable primarily to additions of $54.2 million, $18.5 million of which are from the FCAL acquisition, offset partially by reductions, payoffs and returns to accrual status of $30.8 million, charge-offs of $10.1 million, and foreclosures of $8.3 million.

        The following table presents our Non-PCI nonaccrual loans and leases and accruing loans and leases past due between 30 and 89 days by portfolio segment and class as of the dates indicated:

	Nonaccrual Loans and Leases
					Accruing and 30 - 89 Days Past Due
	December 31, 2013		December 31, 2012
	Balance	% of Category	Balance	% of Category	December 31, 2013 Balance	December 31, 2012 Balance
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$6,723	3.7%	$6,908	3.8%	$—	$—
SBA 504	2,602	5.8%	2,982	5.5%	2,155	955
Other	18,648	0.8%	16,585	1.0%	11,270	1,408

Total real estate mortgage	27,973	1.2%	26,475	1.4%	13,425	2,363

Real estate construction:
Residential	389	0.7%	1,057	2.2%	—	—
Commercial	2,830	1.9%	2,715	3.3%	—	—

Total real estate construction	3,219	1.5%	3,772	2.9%	—	—

Commercial:
Collateralized	9,991	1.7%	4,462	1.0%	119	166
Unsecured	458	0.3%	2,027	2.5%	82	138
Asset-based	1,070	0.5%	176	0.1%	—	—
SBA 7(a)	3,037	10.6%	4,181	16.5%	459	313

Total commercial	14,556	1.5%	10,846	1.3%	660	617

Leases	632	0.2%	244	0.1%	2,273	357
Consumer	394	0.7%	425	1.8%	3,313	15

Total Non-PCI loans and leases	$46,774	1.2%	$41,762	1.3%	$19,671	$3,352

        The following table lists the ten largest Non-PCI lending relationships on nonaccrual status, excluding SBA-related loans, as of the date indicated:

December 31, 2013 Nonaccrual Amount	Description
(In thousands)
$6,723	Two loans, each secured by a hotel in San Diego County. The borrower is paying according to the restructured terms of each loan.
5,444

Three loans to a contractor, one of which is secured by equipment, one of which is secured by an industrial building in San Diego County, and one of which is unsecured. The borrower is paying according to the restructured terms of each loan.

3,105	Two loans that are both unsecured. The borrower is paying according to the restructured terms of each loan.
2,074	Three loans, one of which is secured by an office building in Ventura County; the other two loans are unsecured. The borrower is paying according to the restructured terms of each loan.
1,844

Two loans, one of which is secured by an office building in Clark County, Nevada, and the other of which is secured by an office building in Maricopa County, Arizona. The Bank is in the process of foreclosing on both properties.

1,494	Loan secured by industrial zoned land in Ventura County.
1,256	Loan secured by a strip retail center in Clark County, Nevada. The borrower is paying according to the restructured terms of the loan.
1,126	Loan secured by an industrial building in San Bernardino County.
1,094

Two loans, one of which is secured by an apartment building in San Diego County; and one of which is secured by an office building in San Diego County. The loans are paying according to the restructured terms of each loan.

1,070	Asset-based loan to a clothing manufacturer secured by accounts receivable and inventory. Loan is in the process of liquidation.

$25,230	Total

  Other Real Estate Owned (OREO)

        The following table presents the components of total OREO by property type as of the dates indicated:

	December 31,
Property Type	2013	2012
	(In thousands)
Commercial real estate	$15,753	$13,319
Construction and land development	35,063	38,596
Multi-family	835	4,239
Single family residence	186	260

Total OREO	$51,837	$56,414

        OREO declined by $4.6 million in 2013, due primarily to sales of $31.3 million and write-downs of $2.5 million, offset partially by foreclosures totaling $13.8 million and additions from the FCAL acquisition of $15.4 million.

        The construction and land development category includes foreclosed undeveloped land located in Ventura County, California, having a carrying value of $22 million at December 31, 2013.

  Performing Restructured Loans

        Non-PCI performing restructured loans declined by $64.6 million during 2013 to $41.6 million at December 31, 2013. The change was attributable primarily to payoffs of $40.1 million (of which $31.8 million related to two loans in a single lending relationship that paid off on December 31, 2013), the removal of $26.6 million in loans from restructured loan status due to the performance of the loans in accordance with their modified terms, and the transfer of performing restructured loans to nonaccrual status of $10.8 million, offset by additions of $8.8 million and transfers from nonaccrual status of $8.7 million. At December 31, 2013, we had $34.3 million in real estate mortgage loans, $4.3 million in real estate construction loans, $2.7 million in commercial loans, and $308,000 in consumer loans that were accruing interest under the terms of troubled debt restructurings.

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

        The following table presents a summary of PCI loans that would normally be considered nonaccrual except for the accounting requirements regarding PCI loans and PCI performing restructured loans as of the dates indicated:

	December 31,
	2013	2012
	(In thousands)
PCI nonaccrual loans	$101,411	$114,782

PCI performing restructured loans	$26,137	$21,553

  Deposits

        The following table presents a summary of our average deposits and average rates paid during the years indicated:

	Year Ended December 31,
	2013		2012		2011
Deposit Category	Average Amount	Rate	Average Amount	Rate	Average Amount	Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$2,186,697	—	$1,870,088	—	$1,627,729	—
Interest checking deposits	582,408	0.05%	515,767	0.05%	491,145	0.16%
Money market deposits	1,400,065	0.18%	1,219,457	0.19%	1,227,482	0.44%
Savings deposits	194,300	0.03%	159,888	0.03%	150,837	0.15%
Time deposits	753,122	0.67%	889,146	1.20%	1,077,930	1.33%

Total average deposits	$5,116,592	0.15%	$4,654,346	0.29%	$4,575,123	0.45%

        The following table presents the changes in deposit categories during 2013 compared to 2012:

	December 31,
	2013		2012
					Increase (Decrease) in Amount
Deposit Category	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Noninterest-bearing deposits	$2,318,446	—	$1,939,212	—	$379,234
Interest checking deposits	620,622	0.05%	513,389	0.05%	107,233
Money market deposits	1,458,910	0.17%	1,282,513	0.17%	176,397
Savings deposits	218,638	0.02%	153,680	0.03%	64,958

Total core deposits	4,616,616		3,888,794		727,822
Time deposits	664,371	0.56%	820,327	1.16%	(155,956)

Total deposits	$5,280,987	0.12%	$4,709,121	0.25%	$571,866

Deposits of foreign customers located primarily in Mexico included above	$121,785		$131,442		$(9,657)

        Total deposits increased $571.9 million to $5.3 billion at December 31, 2013 due to acquired deposits of $1.1 billion from the FCAL acquisition, offset by a planned decline in time deposits. Our core deposits increased $727.8 million and our time deposits decreased $155.9 million during 2013. At December 31, 2013, core deposits totaled $4.6 billion, or 88% of total deposits, and noninterest-bearing deposits totaled $2.3 billion, or 44% of total deposits.

        Brokered time deposits totaled $49.4 million at December 31, 2013, and $37.7 million at December 31, 2012, all of which were part of the CDARS program. The CDARS program represents deposits that are participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits.

        Competition for deposits among banks and financial institutions in our Southern California market area was robust in 2013 and is expected to continue through 2014. Our deposit gathering activities may be negatively impacted by two of our business practices. First, we generally price our deposits lower than our competitors. Second, since a good portion of our deposits are tied to lending relationships, the economic downturn in Southern California may lead to lower loan production and loss of existing customers. To mitigate these challenges, we actively review our deposit offerings to provide the optimum mix of service, product, and rate, and continually seek new deposits through various programs.

        The following table summarizes the maturities of time deposits as of the date indicated:

	December 31, 2013
Maturity	Time Deposits Under $100,000	Time Deposits $100,000 or More	Total Time Deposits	Rate
	(Dollars in thousands)
Due in three months or less	$68,417	$154,233	$222,650	0.45%
Due in over three months through six months	48,227	84,196	132,423	0.52%
Due in over six months through twelve months	57,176	105,034	162,210	0.52%
Due in over 12 months through 24 months	17,200	36,419	53,619	0.82%
Due in over 24 months	34,340	59,129	93,469	0.81%

Total	$225,360	$439,011	$664,371	0.56%

Borrowings

        The Bank has various lines of credit available. These include the ability to borrow funds from time to time on a long-term, short-term, or overnight basis from the FHLB, the Federal Reserve Bank of San Francisco ("FRBSF"), or other financial institutions. The maximum amount that we could borrow under our credit lines with the FHLB at December 31, 2013 was $1.3 billion, of which $1.2 billion was available on that date. The maximum amount that we could borrow under our secured credit line with the FRBSF at December 31, 2013 was $563.6 million, all of which was available on that date. The FHLB lines are secured by (a) a blanket lien on certain qualifying loans in our loan portfolio, which are not pledged to the FRBSF, and (b) a portion of our available-for-sale investment securities. The FRBSF line is secured by certain qualifying loans.

        At December 31, 2013, our borrowings included $106.6 million of overnight FHLB advances, $7.1 million in non-recourse debt related to the payment stream of certain leases sold to third parties, and $132.6 million in subordinated debentures. At December 31, 2012, our borrowings included $12.6 million in non-recourse debt related to the payment stream of certain leases sold to third parties, and $108.3 million in subordinated debentures. Subordinated debentures increased $24.3 million due to additional debt assumed in the FCAL acquisition.

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

  Capital

        Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. Banks and bank holding companies considered to be "adequately capitalized" are required to maintain a minimum total risk-based capital ratio of 8% and a minimum Tier 1 risk-based capital ratio of 4.0%. Banks and bank holding companies considered to be "well capitalized" must maintain a minimum leverage ratio of 5%, a minimum total risk-based capital ratio of 10%, and a minimum Tier 1 risk-based capital ratio of 6.0%. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are deducted from regulatory capital. At December 31, 2013, such amount was $3.8 million for the Company and $3.3 million for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future.

        The following table presents regulatory capital requirements and our regulatory capital ratios as of the date indicated:

	December 31, 2013
	Well Capitalized Requirement	Pacific Western Bank	PacWest Bancorp Consolidated
Tier 1 leverage capital ratio	5.00%	10.79%	11.22%
Tier 1 risk-based capital ratio	6.00%	14.54%	15.12%
Total risk-based capital ratio	10.00%	15.80%	16.38%
Tangible common equity ratio	N/A	10.88%	9.24%

        As of December 31, 2013, we exceeded each of the capital requirements of the Board of Governors of the Federal Reserve System ("FRB") and were deemed to be "well capitalized." In addition, as of December 31, 2013, Pacific Western exceeded the capital requirements to be "well capitalized." For further information on regulatory capital, see Note 20, Dividend Availability and Regulatory Matters, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

  Subordinated Debentures

        The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities, which totaled $131.0 million at December 31, 2013. With the FCAL acquisition, we added $26.0 million of trust preferred securities. The Company includes in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less goodwill, net of any related deferred income tax liability. At December 31, 2013, the amount of trust preferred securities included in Tier I capital was $131.0 million. Our existing trust preferred securities are currently grandfathered as Tier 1 capital under the Dodd-Frank Wall Street Reform and Consumer Protection Act. However, under new capital rules approved in July 2013 by the FRB and FDIC, if the Company completes the CapitalSource merger or any subsequent acquisition such that, upon completion of such transaction, the Company exceeds $15 billion in consolidated total assets, beginning in 2015, only 25% of the Company's $131.0 million of trust preferred securities currently outstanding will be included in Tier 1 capital, and in 2016, none of the Company's trust preferred securities will be included in Tier 1 capital. Further, under such rules, trust preferred securities no longer included in the Company's Tier 1 capital may be included as a component of Tier 2 capital on a permanent basis without phase-out. For more information, see "—New Capital Rules" below and "Item 1. Business—Supervision and Regulation—Capital Requirements—Basel III Capital Rules." If trust preferred securities are excluded from regulatory capital at December 31, 2013, we remain "well capitalized."

  New Capital Rules

        In July 2013, the Company's primary federal regulator, the FRB, and the Bank's primary federal regulator, the FDIC, approved final rules (the "New Capital Rules") establishing a new comprehensive capital framework for U.S. banking organizations. The New Capital Rules generally implement the Basel Committee on Banking Supervision's (the "Basel Committee") December 2010 final capital framework referred to as "Basel III" for strengthening international capital standards. The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the Company and the Bank, as compared to the current U.S. general risk-based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions' regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions' regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee's 1988 "Basel I" capital accords, with a more risk-sensitive approach based, in part, on the "standardized approach" in the Basel Committee's 2004 "Basel II" capital accords. The New Capital Rules are effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions. We are currently evaluating the impact of the New Capital Rules on our capital ratios and related calculations. For more information regarding the New Capital Rules, see "Item 1. Business—Supervision and Regulation—Capital Requirements—Basel III Capital Rules."

  Dividends on Common Stock and Interest on Subordinated Debentures

        Bank holding companies, such as PacWest Bancorp, are required to notify the FRB prior to declaring and paying a dividend to stockholders during any period in which our quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. Interest payments made by the Company on subordinated debentures are considered dividend payments under FRB regulations.

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

        The following table provides a summary of the Bank's primary and secondary liquidity levels at the dates indicated:

	December 31,
	2013	2012	2011
	(Dollars in thousands)
Primary Liquidity—On-Balance Sheet:
Cash and due from banks	$96,424	$89,011	$92,342
Interest-earning deposits at financial institutions	50,998	75,393	203,275
Investment securities available-for-sale	1,494,745	1,355,385	1,326,358
Less pledged securities	(208,340)	(157,279)	(69,623)

Total primary liquidity	$1,433,827	$1,362,510	$1,552,352

Ratio of primary liquidity to total deposits	27.2%	28.9%	33.9%

Secondary Liquidity—Off-Balance Sheet Available
Secured Borrowing Capacity:
Total secured borrowing capacity with the FHLB	$1,329,512	$1,024,261	$1,273,927
Less secured letters of credit outstanding	—	(1,244)	(2,002)
Less secured advances outstanding	(106,600)	—	(225,000)

Net secured borrowing capacity with the FHLB	1,222,912	1,023,017	1,046,925
Secured credit line with the FRBSF	563,560	385,691	347,407

Total secondary liquidity	$1,786,472	$1,408,708	$1,394,332

        During 2013, the Company's primary liquidity increased $71.3 million due mostly to a $88.3 million increase in net unpledged investment securities available-for-sale and a $7.4 million increase in cash and due from banks, partially offset by a $24.4 million decrease in interest earning deposits at financial institutions. The Company's secondary liquidity increased $377.8 million during 2013 due to the increased borrowing capacity of our secured borrowing lines with the FHLB and FRBSF resulting from the collateral pledged from the FCAL acquisition. Our total liquidity and the ratio of primary liquidity to total deposits remain at historically high levels.

        At December 31, 2013, $702.6 million of certain qualifying loans were specifically pledged as collateral for the secured borrowing line maintained with the FRBSF. The FHLB borrowing lines are secured by (a) a blanket lien on certain qualifying loans in our loan portfolio, which are not pledged to the FRBSF, and (b) a portion of our available-for-sale securities.

        In addition to our primary liquidity, we generate liquidity from cash flow from our amortizing loan and securities portfolios and from our large base of core customer deposits, defined as noninterest-bearing demand, interest checking, savings and money market accounts. At December 31, 2013, such deposits totaled $4.6 billion and represented 87% of the Company's total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long lasting relationships and stable funding sources.

        During 2013, total core deposits increased $727.8 million, due primarily to the deposits added in the FCAL acquisition, and focused mainly in noninterest-bearing demand deposits from our small to medium-sized business customer base. We continue to experience strong demand for our core deposit products. We attribute some of the demand for our core deposit products to businesses having a tendency to maintain higher cash balances because of current economic conditions and low rate investment alternatives. Deposits from our customers may decline if interest rates increase significantly or if corporate customers move funds from the Company generally. In order to address the Company's liquidity risk as deposit balances may fluctuate, the Company maintains adequate levels of available liquidity.

        The following table provides a summary of the Bank's core deposits at the dates indicated:

	December 31,
	2013	2012	2011
	(In thousands)
Core Deposits:
Non-interest bearing demand	$2,318,446	$1,939,212	$1,685,799
Interest checking	620,622	513,389	500,998
Savings and money market	1,677,548	1,436,193	1,422,762

Total core deposits	$4,616,616	$3,888,794	$3,609,559

        Our asset/liability management policy establishes various liquidity guidelines for the Company. The policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits), Coverage and Crisis Coverage Ratios (measurements of liquid assets to expected short-term liquidity required for the loan and deposit portfolios under normal and stressed conditions), Loan to Funding Ratio, Wholesale Funding Ratio, and other guidelines developed for measuring and maintaining liquidity. As of December 31, 2013, we were in compliance with all liquidity guidelines established in the asset/liability management policy.

        We may use large denomination brokered time deposits, the availability of which is uncertain and subject to competitive market forces, for liquidity management purposes. At December 31, 2013, the Bank had none of these brokered deposits. However, we had $49.4 million of time deposits that were part of the CDARS program. The CDARS program represents deposits that are participated with other FDIC insured financial institutions as a means to provide FDIC deposit insurance coverage for the full amount of our participating customers' deposits.

  Holding Company Liquidity

        The primary sources of liquidity for the Company, on a stand-alone basis, include dividends from the Bank and our ability to raise capital, issue subordinated debt, and secure outside borrowings. The ability of the Company to obtain funds for the payment of dividends to our stockholders and for other cash requirements is largely dependent upon the Bank's earnings. Pacific Western is subject to restrictions under certain federal and state laws and regulations that limit its ability to transfer funds to the Company through intercompany loans, advances, or cash dividends.

        Dividends paid by state banks, such as Pacific Western, are regulated by the California Department of Business Oversight, Division of Financial Institutions ("DBO"), under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DBO as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During 2013, PacWest received $48.0 million in dividends from the Bank. For the foreseeable future, any dividends from the Bank to the Company require DBO approval. See also Note 20, Dividend Availability and Regulatory Matters, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

        At December 31, 2013, the Company had, on a stand-alone basis, approximately $21.8 million in cash on deposit at the Bank. Management believes this amount of cash along with other sources of liquidity is sufficient to fund the Company's 2014 cash flow needs. See related discussion of liquidity sources at "—Capital Resources."

 Contractual Obligations

        The following table summarizes the known contractual obligations of the Company as of the date indicated:

	December 31, 2013
	Due Within One Year	Due in One to Three Years	Due in Three to Five Years	Due After Five Years	Total
	(In thousands)
Time deposits(1)	$516,727	$129,733	$16,479	$70	$663,009
Overnight FHLB advance	106,600	—	—	—	106,600
Long-term debt obligations(1)	4,238	2,575	248	135,055	142,116
Contractual interest(2)	1,244	2,361	599	2	4,206
Operating lease obligations	17,279	27,372	17,285	12,449	74,385
Other contractual obligations	10,433	6,473	235	52	17,193

Total	$656,521	$168,514	$34,846	$147,628	$1,007,509

(1)
Excludes purchase accounting fair value adjustments.

(2)
Excludes interest on subordinated debentures as these instruments are floating rate.

        Operating lease obligations, time deposits, and debt obligations are discussed in Note 10, Premises and Equipment, Net, Note 11, Deposits, and Note 12, Borrowings and Subordinated Debentures, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." The other contractual obligations relate to our minimum liability associated with our data and item processing contract with a third-party provider and commitments to contribute capital to investments in low income housing project partnerships.

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

Off-Balance Sheet Arrangements

        Our obligations also include off-balance sheet arrangements consisting of loan and lease-related commitments, of which only a portion is expected to be funded. At December 31, 2013, our loan and lease-related commitments, including standby letters of credit, totaled $1.0 billion. The commitments, which result in funded loans and leases, increase our profitability through net interest income. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources, as described in "—Liquidity," have been and are expected to be sufficient to meet the cash requirements of our lending activities. For further information on loan commitments, see Note 13, Commitments and Contingencies, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

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

        We evaluated the results of our net interest income simulation and market value of equity models prepared as of December 31, 2013, the results of which are presented below. Our net interest income simulation indicates that our balance sheet is liability sensitive to the first 100 basis points of rate increase, shifting to asset sensitive when rates are modeled to increase 200 basis points or more. This profile is primarily a result of the amount of variable rate loans in our loan portfolio, including loans with in-the-money interest rate floors that are projected to lift off of those floors as rates increase, combined with the level of noninterest bearing deposits that comprise a significant portion of our funding. Our market value of equity model indicates an asset sensitive profile in the up 100 basis points scenario, switching to liability sensitive in the up 200 basis point scenario. An asset sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated market value of equity, while a liability sensitive profile would suggest that our estimated market value of equity would decrease when rates increase. In general, we view the net interest income model results as more relevant to the Company's current operating profile and manage our balance sheet giving priority to this information.

  Net Interest Income Simulation

        We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of December 31, 2013. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our total interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

        This analysis calculates the difference between net interest income forecasted using both increasing and declining interest rate scenarios and net interest income forecasted using a base market interest rate derived from the U.S. Treasury yield curve at December 31, 2013. In order to arrive at the base case, we extend our balance sheet at December 31, 2013 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products' pricing as of December 31, 2013. Based on such repricings, we calculate an estimated net interest income and net interest margin.

        The repricing relationship for each of our assets and liabilities includes many assumptions. For example, many of our assets are floating-rate loans, which are assumed to reprice to the same extent as the change in market rates according to their contracted index, except for floating-rate loans tied to our base lending rate which are assumed to reprice upward only after the first 75 basis point increase in market rates. This assumption is due to the fact that our base lending rate is 4.00% while the major bank prime rate is 3.25%. Some loans and investment vehicles include the opportunity of prepayment (imbedded options) and the simulation model uses a prepayment model to estimate these prepayments and reinvest these proceeds at current simulated yields. Our deposit products reprice at our discretion and are assumed to reprice more slowly in a rising or declining interest rate environment and usually reprice at a rate less than the change in market rates. In December 2013, we decreased the assumed pricing sensitivity of money market and savings deposits to changes in market interest rates (the

"deposit pricing beta"), based on an updated study of the historical repricing relationship. The effects of certain balance sheet attributes, such as fixed-rate loans, floating-rate loans that have reached their floors, and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

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

        The following table presents as of December 31, 2013, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points.

December 31, 2013 Interest Rate Scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in millions)
Up 300 basis points	$325.6	5.6%	5.50%	0.28%
Up 200 basis points	$316.2	2.5%	5.35%	0.13%
Up 100 basis points	$306.9	(0.5)%	5.19%	(0.03)%
BASE CASE	$308.5	—	5.22%	—
Down 100 basis points	$305.9	(0.8)%	5.18%	(0.04)%
Down 200 basis points	$304.0	(1.4)%	5.15%	(0.07)%
Down 300 basis points	$302.6	(1.9)%	5.12%	(0.10)%

        The net interest income simulation model prepared as of December 31, 2013 suggests our balance sheet is liability sensitive for the first 100 basis points of rate rise, then becoming asset sensitive as rates increase 200 basis points or more. Liability sensitivity indicates that in a rising interest rate environment, our net interest margin would decrease, while asset sensitivity indicates that our net interest margin would increase. Due to the historically low market interest rates as of December 31, 2013, the "down" scenarios are not considered meaningful and are excluded from the following discussion. The interest rate risk profile is due mostly to the mix of fixed-rate loans and the amount of loans with in-the-money interest rate floors to total loans in the loan portfolio relative to our amount of interest-bearing deposits that would reprice as interest rates change. Although $2.1 billion of the $4.3 billion of total loans in the portfolio have variable interest rate terms, only $451 million of those variable-rate loans would immediately reprice at December 31, 2013 under the modeled scenarios. Of the remaining variable-rate loans, $1.4 billion would not immediately reprice because the loans' fully-

indexed rates are below their floor rates. Of these $1.4 billion of loans at their floors, the fully-indexed rates would rise off of the floors and reprice as follows:

Cumulative Amount of Loans	Rate Increase Needed to Reprice
(Dollars in millions)
$943.2	100 bps
$1,277.5	200 bps
$1,401.3	300 bps

        An additional $254 million of hybrid ARM loans would not immediately reprice because the loans contain an initial fixed-rate period before they become adjustable. The cumulative amounts of hybrid ARM loans that would switch from being fixed-rate to floating-rate because the initial fixed-rate term would expire is approximately $98 million, $143 million and $195 million in the next one, two, and three years, respectively.

        In comparing the December 31, 2013 simulation results to December 31, 2012, our profile has become more asset sensitive while our overall estimated net interest income has increased for all scenarios. The increased asset sensitivity was due primarily to the change in the deposit pricing beta assumption, which resulted in decreased interest expense in rising rate scenarios compared to the previous assumption. The increase in the simulated net interest income is a result of higher earning assets due to the 2013 acquisition of FCAL.

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

        This model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at December 31, 2013.

        The following table shows the projected change in the market value of equity for the set of rate shocks presented as of December 31, 2013:

December 31, 2013 Interest Rate Scenario	Estimated Market Value of Equity	Dollar Change From Base	Percentage Change From Base	Percentage of Total Assets	Ratio of Estimated Market Value to Book Value
	(Dollars in millions)
Up 300 basis points	$1,060.2	$(37.8)	(3.4)%	16.2%	131.0%
Up 200 basis points	$1,090.0	$(8.0)	(0.7)%	16.7%	134.7%
Up 100 basis points	$1,116.8	$18.8	1.7%	17.1%	138.0%
BASE CASE	$1,098.0	—	—	16.8%	135.7%
Down 100 basis points	$1,021.7	$(76.3)	(6.9)%	15.6%	126.3%
Down 200 basis points	$1,009.4	$(88.6)	(8.1)%	15.4%	124.8%
Down 300 basis points	$1,013.3	$(84.7)	(7.7)%	15.5%	125.2%

        In comparing the December 31, 2013 simulation results to December 31, 2012, our base case estimated market value of equity has increased while our overall profile has become more liability sensitive. Base case market value of equity increased $327.2 million compared to December 31, 2012; this increase was due to a $220.0 million increase in stockholders' equity due to the FCAL acquisition, a $159.4 million increase in the market value of deposits, and a $52.6 million decrease in the market value of loans. The change in the market value of loans was due to a decrease in loan portfolio yield at December 31, 2013 compared to the prior year. The increase in the market value of deposits was due to an increase in discount rates used to calculate the market values of deposits due to the generally higher prevailing interest rate levels at December 2013.

        Our market value of equity profile is affected by the assumed floors in the Company's base lending rate and the significant value placed on the Company's noninterest-bearing deposits for purposes of this analysis. Static balances of noninterest- bearing deposits do not impact the net interest income simulation, while at the same time the value of these deposits increases substantially in the market value of equity model when market rates are assumed to rise.

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

        As of December 31, 2013, PacWest Bancorp management assessed the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2013, is effective.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the control procedures may deteriorate.

        KPMG LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. The report, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, is included in this Item under the heading "Report of Independent Registered Public Accounting Firm."

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
PacWest Bancorp:

        We have audited the accompanying consolidated balance sheets of PacWest Bancorp and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of earnings, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited PacWest Bancorp's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). PacWest Bancorp's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PacWest Bancorp and subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, PacWest Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Los Angeles, California
February 28, 2014

PACWEST BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Par Value Data)

	December 31,
	2013	2012
ASSETS
Cash and due from banks	$96,424	$89,011
Interest-earning deposits in financial institutions	50,998	75,393

Total cash and cash equivalents	147,422	164,404

Securities available-for-sale, at fair value ($37,904 and $44,684 covered by FDIC loss sharing at December 31, 2013 and 2012)	1,494,745	1,355,385
Federal Home Loan Bank stock, at cost	27,939	37,126

Total investment securities	1,522,684	1,392,511

Loans and leases, net of unearned income ($448,418 and $543,327 covered by FDIC loss sharing at December 31, 2013 and 2012)	4,312,352	3,590,297
Allowance for loan and lease losses ($21,793 and $26,069 for loans covered by FDIC loss sharing at December 31, 2013 and 2012)	(82,034)	(91,968)

Total loans and leases, net	4,230,318	3,498,329

Other real estate owned, net ($9,036 and $22,842 covered by FDIC loss sharing at December 31, 2013 and 2012)	51,837	56,414
Premises and equipment, net	32,435	19,503
FDIC loss sharing asset	45,524	57,475
Cash surrender value of life insurance	77,489	68,326
Goodwill	208,743	79,866
Core deposit and customer relationship intangibles, net	17,248	14,723
Other assets	199,663	112,107

Total assets	$6,533,363	$5,463,658

LIABILITIES
Noninterest-bearing deposits	$2,318,446	$1,939,212
Interest-bearing deposits	2,962,541	2,769,909

Total deposits	5,280,987	4,709,121
Borrowings	113,726	12,591
Subordinated debentures	132,645	108,250
Discontinued operations	123,028	—
Accrued interest payable and other liabilities	73,884	44,575

Total liabilities	5,724,270	4,874,537

Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value; authorized 75,000,000 shares; issued 46,526,124 and 37,772,559 shares at December 31, 2013 and 2012 (includes 1,216,524 and 1,698,281 shares of unvested restricted stock, respectively)	465	377
Additional paid-in capital	1,286,737	1,062,184
Accumulated deficit	(454,422)	(499,537)
Treasury stock, at cost; 703,290 and 351,650 shares at December 31, 2013 and 2012	(20,340)	(6,803)
Accumulated other comprehensive income	(3,347)	32,900

Total stockholders' equity	809,093	589,121

Total liabilities and stockholders' equity	$6,533,363	$5,463,658

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2013	2012	2011
INTEREST INCOME:
Loans and leases	$272,726	$260,230	$260,143
Investment securities	36,923	35,657	34,785
Deposits in financial institutions	265	228	356

Total interest income	309,914	296,115	295,284

INTEREST EXPENSE:
Deposits	7,868	13,271	20,649
Borrowings	537	2,656	7,071
Subordinated debentures	3,796	3,721	4,923

Total interest expense	12,201	19,648	32,643

Net interest income	297,713	276,467	262,641

PROVISION (NEGATIVE PROVISION) FOR CREDIT LOSSES	(4,210)	(12,819)	26,570

Net interest income after provision for credit losses	301,923	289,286	236,071

NONINTEREST INCOME:
Service charges on deposit accounts	11,765	12,852	13,829
Other commissions and fees	8,416	8,126	7,616
Gain on sale of leases	1,791	2,767	—
Gain on sale of securities	137	1,239	—
Acquisition-related securities gain	5,222	—	—
Other-than-temporary-impairment losses on covered securities	—	(1,115)	—
Increase in cash surrender value of life insurance	1,164	1,264	1,443
FDIC loss sharing income (expense), net	(26,172)	(10,070)	7,776
Other income	1,921	809	762

Total noninterest income	4,244	15,872	31,426

NONINTEREST EXPENSE:
Compensation	107,067	94,967	86,800
Accelerated vesting of restricted stock	12,420	—	—
Occupancy	29,459	28,113	28,685
Data processing	9,494	9,120	8,964
Other professional services	9,481	8,367	8,986
Business development	3,282	2,538	2,321
Communications	2,923	2,523	3,011
Insurance and assessments	5,596	5,284	7,171
Non-covered other real estate owned, net	330	4,150	7,010
Covered other real estate owned, net	(1,833)	6,781	3,666
Intangible asset amortization	5,402	6,326	8,428
Acquisition and integration	28,392	4,089	600
Debt termination	—	22,598	—
Other expense	18,674	16,806	14,351

Total noninterest expense	230,687	211,662	179,993

Earnings from continuing operations before income taxes	75,480	93,496	87,504
Income tax expense	(30,003)	(36,695)	(36,800)

NET EARNINGS FROM CONTINUING OPERATIONS	45,477	56,801	50,704

Earnings from discontinued operations before income taxes	(620)	—	—
Income tax expense	258	—	—

NET EARNINGS FROM DISCONTINUED OPERATIONS	(362)	—	—

NET EARNINGS	$45,115	$56,801	$50,704

Basic earnings per share:
Net earnings from continuing operations	$1.09	$1.54	$1.37
Net earnings	$1.08	$1.54	$1.37
Diluted earnings per share:
Net earnings from continuing operations	$1.09	$1.54	$1.37
Net earnings	$1.08	$1.54	$1.37
Dividends declared per share	$1.00	$0.79	$0.21

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year Ended December 31,
	2013	2012	2011
Net earnings	$45,115	$56,801	$50,704
Other comprehensive income (loss) related to unrealized gains and (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(57,136)	17,532	32,473
Income tax (expense) benefit related to unrealized holding gains (losses) arising during the period	26,190	(7,363)	(13,639)
Reclassification adjustment for net gains included in net earnings	(5,359)	(124)	—
Income tax expense related to reclassification adjustment	58	52	—

Other comprehensive (loss) income	(36,247)	10,097	18,834

COMPREHENSIVE INCOME	$8,868	$66,898	$69,538

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in Thousands, Except Per Share Data)

	Common Stock
						Accumulated Other Comprehensive Income
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total
BALANCE, DECEMBER 31, 2010	36,672,429	$369	$1,085,364	$(607,042)	$(3,863)	$3,969	$478,797
Net earnings	—	—	—	50,704	—	—	50,704
Other comprehensive income—net unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	18,834	18,834
Tax effect from vesting of restricted stock	—	—	(937)	—	—	—	(937)
Restricted stock awarded and earned stock compensation, net of shares forfeited	662,062	6	7,890	—	—	—	7,896
Restricted stock surrendered	(80,173)	—	—	—	(1,465)	—	(1,465)
Cash dividends paid ($0.21 per share)	—	—	(7,626)	—	—	—	(7,626)

BALANCE, DECEMBER 31, 2011	37,254,318	375	1,084,691	(556,338)	(5,328)	22,803	546,203
Net earnings	—	—	—	56,801	—	—	56,801
Other comprehensive income—net unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	10,097	10,097
Tax effect from vesting of restricted stock	—	—	283	—	—	—	283
Restricted stock awarded and earned stock compensation, net of shares forfeited	230,272	2	5,997	—	—	—	5,999
Restricted stock surrendered	(63,681)	—	—	—	(1,475)	—	(1,475)
Cash dividends paid ($0.79 per share)	—	—	(28,787)	—	—	—	(28,787)

BALANCE, DECEMBER 31, 2012	37,420,909	377	1,062,184	(499,537)	(6,803)	32,900	589,121
Net earnings	—	—	—	45,115	—	—	45,115
Other comprehensive loss—net unrealized loss on securities available-for-sale, net of tax	—	—	—	—	—	(36,247)	(36,247)
Issuance of common stock for acquisition of First California
Financial Group, Inc	8,403,119	84	242,184	—	—	—	242,268
Tax effect from vesting of restricted stock	—	—	2,133	—	—	—	2,133
Restricted stock awarded and earned stock compensation, net of shares forfeited	350,446	4	21,242	—	—	—	21,246
Restricted stock surrendered	(351,640)	—	—	—	(13,537)	—	(13,537)
Cash dividends paid ($1.00 per share)	—	—	(41,006)	—	—	—	(41,006)

BALANCE, DECEMBER 31, 2013	45,822,834	$465	$1,286,737	$(454,422)	$(20,340)	$(3,347)	$809,093

See accompanying Notes to Consolidated Financial Statements.

PACWEST BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$45,115	$56,801	$50,704
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	31,509	25,792	20,084
(Negative provision) provision for credit losses	(4,210)	(12,819)	26,570
Gain on sale of other real estate owned	(5,201)	(5,786)	(9,140)
Provision for losses and valuation adjustments on other real estate owned	2,515	14,333	16,994
Gain on sale of leases	(1,791)	(2,767)	—
(Gain) loss on sale of premises and equipment	(21)	155	(23)
Gain on branch sale	—	(297)	—
Gain on sale of securities	(137)	(1,239)	—
Acquisition-related securities gain	(5,222)	—	—
Other-than-temporary impairment losses on covered securities	—	1,115	—
Earned stock compensation	21,246	5,999	7,896
Tax effect included in stockholders' equity of restricted stock vesting	(2,133)	(283)	937
Increase (decrease) in accrued and deferred income taxes, net	2,198	(3,737)	17,694
Decrease in FDIC loss sharing asset	29,192	37,712	21,165
(Increase) decrease in other assets	(9,403)	18,754	18,053
Decrease in accrued interest payable and other liabilities	(53,405)	(15,753)	(661)

Net cash provided by operating activities	50,252	117,980	170,273

CASH FLOWS FROM INVESTING ACTIVITIES:
Resolution of goodwill matter with FDIC	—	—	7,636
Net cash and cash equivalents acquired (used) in acquisitions	273,013	(87,098)	—
Net cash used in branch sale	—	(119,756)	—
Net decrease in loans and leases	275,740	232,549	450,492
Proceeds from sales of loans and leases	33,824	58,691	2,495
Securities available-for-sale:
Proceeds from maturities and paydowns	306,536	415,854	231,898
Proceeds from sales	22,415	90,745	—
Purchases	(550,211)	(485,860)	(658,310)
Net redemptions of Federal Home Loan Bank stock	18,705	10,392	8,934
Proceeds from sale of other real estate owned	36,490	59,614	61,954
Capitalized costs to complete other real estate owned	—	—	(125)
Purchases of premises and equipment, net	(3,604)	(4,914)	(5,936)
Proceeds from sales of premises and equipment	31	704	27

Net cash provided by investing activities	412,939	170,921	99,065

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits:
Noninterest-bearing	18,068	271,934	220,237
Interest-bearing	(547,081)	(234,608)	(292,482)
Net increase (decrease) in borrowings	101,250	(228,107)	—
Redemption of subordinated debentures	—	(18,558)	—
Repayment of acquired debt	—	(180,796)	—
Tax effect included in stockholders' equity of restricted stock vesting	2,133	283	(937)
Restricted stock surrendered	(13,537)	(1,475)	(1,465)
Cash dividends paid	(41,006)	(28,787)	(7,626)

Net cash used in financing activities	(480,173)	(420,114)	(82,273)

Net (decrease) increase in cash and cash equivalents	(16,982)	(131,213)	187,065
Cash and cash equivalents at beginning of year	164,404	295,617	108,552

Cash and cash equivalents at end of year	$147,422	$164,404	$295,617

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$13,275	$21,614	$33,000
Cash paid during the year for income taxes, net of refunds	27,665	40,772	19,083
Supplemental disclosure of noncash investing and financing activities:
Transfer of loans to other real estate owned	15,416	40,207	68,683
Common stock issued for First California Financial Group acquisition	242,268	—	—

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

        We have completed 26 acquisitions from May 2000 through December 31, 2013, including the merger whereby the former Rancho Santa Fe National Bank and First Community Bank of the Desert became wholly-owned subsidiaries of the Company in a pooling-of-interests transaction completed in May 2000. All other acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the consolidated financial statements from their respective dates of acquisition. During the three years ended December 31, 2013, we completed the following four acquisitions: Pacific Western Equipment Finance, or EQF, which closed on January 3, 2012; Celtic Capital Corporation, or Celtic, which closed on April 3, 2012; American Perspective Bank, or APB, which closed on August 1, 2012; and First California Financial Group, or FCAL, which closed on May 31, 2013. See Note 4, Acquisitions, and Note 5, Goodwill and Other Intangible Assets, for more information about these acquisitions

        Pacific Western is a full-service commercial bank offering a broad range of banking products and services including: accepting demand, money market, and time deposits; originating loans and leases, including commercial, real estate construction, equipment finance leases, SBA guaranteed and consumer loans; and providing other business-oriented products. Our operations are primarily located in Southern California extending from San Diego County to California's Central Coast; we also operate three banking offices in the San Francisco Bay area, a leasing operation based in Utah, and asset-based lending operations based in Arizona as well as San Jose and Santa Monica, California. The Bank focuses on conducting business with small to medium sized businesses in our marketplace and the owners and employees of those businesses. The majority of our loans are secured by the real estate collateral of such businesses. Our asset-based lending function operates in Arizona, California, Texas, Colorado, Minnesota, and the Pacific Northwest. Our equipment leasing function has lease receivables in 45 states.

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

        Our operations, like those of other financial institutions operating in Southern California, are significantly influenced by economic conditions in Southern California, including local economies, the strength of the real estate market, and the fiscal and regulatory policies of the federal and state government and the regulatory authorities that govern financial institutions. Through our offices located in Northern California, our asset-based lending operations with production and marketing offices located in Arizona, Northern California, Texas, Colorado, Minnesota and the Pacific Northwest,

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and our equipment leasing operations located in Utah, we are also subject to the economic conditions affecting these markets. No individual or single group of related accounts is considered material in relation to our total assets or deposits of the Bank, or in relation to the overall business of the Company. However, 70% of our total gross non-covered and covered loan portfolio at December 31, 2013 consisted of real estate loans.

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

        As described in Note 4, Acquisitions, below, we completed the acquisition of FCAL on May 31, 2013. The acquired assets and liabilities of FCAL were measured at their estimated fair values. Management made significant estimates and exercised significant judgment in estimating fair values and accounting for the acquired assets and assumed liabilities of FCAL.

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

  (d)    Cash and Cash Equivalents

        For purposes of the consolidated statements of cash flows, cash and cash equivalents consist of cash, due from banks, and interest-earning deposits in financial institutions. Interest-earning assets in financial institutions represent cash held at the Federal Reserve Bank of San Francisco ("FRBSF"), the majority of which is immediately available.

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

        The carrying values of all securities are adjusted for amortization of premiums and accretion of discounts over the period to maturity of the related security using the interest method. Realized gains or losses on the sale of securities, if any, are determined using the amortized cost of the specific securities sold. If a decline in the fair value of a security below its amortized cost is judged by management to be other than temporary, the cost basis of the security is written down to its fair value and the amount of the write-down is recognized through a charge to earnings.

        Investments in Federal Home Loan Bank of San Francisco, or FHLB, stock are carried at cost and evaluated regularly for impairment. FHLB stock is expected to be redeemed at an amount not to exceed par and is a required investment based on measurements of the Bank's assets and/or borrowing levels.

  (f)    Loans and Leases Held for Sale and Servicing Assets

        Loans and leases held for sale include loans and leases originated or purchased for resale. Loans and leases originated or purchased for resale include the principal amount outstanding net of unearned income, and are carried at the lower of cost or fair value on an aggregate basis. A decline in the aggregate fair value of the loans below their aggregate carrying amount is recognized through a charge

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

to earnings in the period of such decline. Unearned income on these loans and leases is taken into earnings when they are sold. At December 31, 2013 and 2012, the Company had no loans or leases held for sale.

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

        At December 31, 2013 and 2012, the servicing asset totaled $807,000 and $1.0 million, respectively, and related to the servicing of approximately $65.0 million and $62.7 million in SBA loans, respectively. The servicing asset is included in other assets on the consolidated balance sheets. All loans sold after December 31, 2008, were sold on a servicing released basis.

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

        Purchased loans.    Purchased loans are stated at the principal amount outstanding, net of unearned discounts or unamortized premiums. All loans acquired in our acquisitions are initially measured and recorded at their fair value on the acquisition date. A component of the initial fair value measurement is an estimate of the credit losses over the life of the purchased loans. Purchased loans are also evaluated for impairment as of the acquisition date and are accounted for as "acquired non-impaired" or "purchased credit impaired" loans.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Acquired non-impaired loans.    Acquired non-impaired loans are those loans for which there was no evidence of credit deterioration at their acquisition date and it was probable that we would be able to collect all contractually required payments. Acquired non-impaired loans, together with originated loans, are referred to as non-purchased credit impaired ("Non-PCI") loans. Purchase discount or premium on acquired non-impaired loans is recognized as an adjustment to interest income over the contractual life of such loans using the effective interest method or taken into income when the related loans are paid off or sold.

        Purchased credit impaired loans.    Purchased credit impaired ("PCI") loans are accounted for in accordance with ASC Subtopic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality." A purchased loan is deemed to be credit impaired when there is evidence of credit deterioration since its origination and it is probable at the acquisition date that we would be unable to collect all contractually required payments. We apply PCI loan accounting when (i) we acquire loans deemed to be impaired, and (ii) as a general policy election for non-impaired loans that we acquire in a distressed bank acquisition.

        For PCI loans, at the time of acquisition we (i) calculated the contractual amount and timing of undiscounted principal and interest payments (the "undiscounted contractual cash flows") and (ii) estimated the amount and timing of undiscounted expected principal and interest payments (the "undiscounted expected cash flows"). The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents an estimate of the loss exposure of principal and interest related to the PCI loan portfolios; such amount is subject to change over time based on the performance of such loans. The carrying value of PCI loans is reduced by payments received, both principal and interest, and increased by the portion of the accretable yield recognized as interest income.

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

        As part of the fair value process and the subsequent accounting, the Company aggregates PCI loans into pools having common credit risk characteristics such as type and risk rating. Increases in expected cash flows over those previously estimated increase the accretable yield and are recognized as interest income prospectively. Decreases in the amount and changes in the timing of expected cash flows compared to those previously estimated decrease the accretable yield and usually result in a provision for loan losses and the establishment of an allowance for loan losses. As the accretable yield increases or decreases from changes in cash flow expectations, the offset is a decrease or increase to the nonaccretable difference. The accretable yield is measured at each financial reporting date based on information then currently available and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans.

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

        Covered loans.    We refer to loans that are covered by loss sharing agreements with the Federal Deposit Insurance Corporation ("FDIC") as covered loans. Our covered loans include loans that we acquired in the Los Padres and Affinity acquisitions, and through the FCAL acquisition, loans for which we assumed the loss sharing agreements between First California Bank ("FCB") and the FDIC related to FCB's acquisitions of Western Commercial Bank ("Western Commercial") and San Luis Trust Bank ("San Luis"). We will be reimbursed for a substantial portion of any future losses on such loans under the terms of the FDIC loss sharing agreements. The FDIC loss sharing asset related to covered loans is reported separately in the balance sheet. See "—FDIC Loss Sharing Asset."

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

        Nonaccrual loans and leases.    Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

doubt as to collectability in the normal course of business. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan's principal balance is deemed collectable. Loans are restored to accrual status when the loans become both well-secured and are in the process of collection. Leases are designated as nonaccrual leases when the recognition of interest has been discontinued. The recognition of interest on leases is discontinued when a lessee's payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to collectability. Interest on nonaccrual leases is subsequently recognized only to the extent that cash is received and the lease balance is deemed collectable. Leases are restored to accrual status when the leases become both well secured and are in the process of collection.

        Impaired loans and leases.    A loan or lease is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan or lease agreement. Impaired loans and leases include loans and leases on nonaccrual status and performing restructured loans. Income from impaired loans is recognized on an accrual basis unless the loan is on nonaccrual status. Income from loans on nonaccrual status is recognized to the extent cash is received and when the loan's principal balance is deemed collectable. We measure impairment of a loan by using the estimated fair value of the collateral, less estimated costs to sell, including senior obligations such as delinquent property taxes, if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan's effective interest rate if the loan is not collateral-dependent. The impairment amount on a collateral-dependent loan is charged-off to the allowance and the impairment amount on a loan that is not collateral-dependent is set up as a specific reserve. We measure impairment of a lease based upon the present value of the scheduled lease and residual cash flows, discounted at the lease's effective interest rate.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  (h)    Allowances for Credit Losses

        Allowance for credit losses on Non-PCI loans and leases.    The allowance for credit losses on Non-PCI loans and leases is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The allowance for loan and lease losses is reported as a reduction of outstanding loan and lease balances and the reserve for unfunded loan commitments is included within other liabilities. Generally, as loans are funded, the amount of the commitment reserve applicable to such funded loans is transferred from the reserve for unfunded loan commitments to the allowance for loan and lease losses based on our allowance methodology. The following discussion is for Non-PCI loans and leases and the allowance for credit losses thereon. Refer to "Allowance for Credit Losses on PCI Loans" for the policy on PCI loans.

        The allowance for loan and lease losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan and lease portfolio and other extensions of credit at the balance sheet date. The allowance is based upon a continuing review of the portfolio, past loan and lease loss experience, current economic conditions that may affect the borrowers' ability to pay, and the underlying collateral value of the loans and leases. Loans and leases that are deemed to be uncollectable are charged off and deducted from the allowance. The provision for loan and lease losses and recoveries on loans and leases previously charged off are added to the allowance.

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

        Specifically, our allowance methodology contains three key elements: (i) amounts based on specific evaluations of impaired loans and leases; (ii) amounts of estimated losses on several pools of loans categorized by risk rating and loan and lease type; and (iii) amounts for environmental and general economic factors that indicate probable losses incurred but not captured through the other elements of our allowance process. In addition, for loans and leases measured at fair value on the acquisition date and deemed to be non-impaired, our allowance methodology captures deterioration in credit quality and other inherent risks of such acquired assets experienced after the purchase date.

        Impaired loans and leases are identified at each reporting date based on certain criteria and the majority of which are individually reviewed for impairment. Non-PCI nonaccrual loans and leases with an unpaid principal balance over $250,000 and all performing restructured loans are reviewed individually for the amount of impairment. Non-PCI nonaccrual loans and leases with an unpaid principal balance of $250,000 or less are evaluated for impairment collectively. A loan or lease is considered impaired when it is probable that we will be unable to collect all amounts due according to the original contractual terms of the agreement. We measure impairment of a loan based upon the fair value of the loan's collateral if the loan is collateral-dependent or the present value of cash flows, discounted at the loan's effective interest rate, if the loan is not collateral-dependent. The impairment amount on a collateral-dependent loan is charged-off to the allowance, and the impairment amount on a loan that is not collateral-dependent is set up as a specific reserve within the allowance. We measure

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

impairment of a lease based upon the present value of the scheduled lease and residual cash flows, discounted at the lease's effective interest rate. Increased charge-offs or additions to specific reserves generally result in increased provisions for credit losses.

        Our loan and lease portfolio, excluding impaired loans and leases that are evaluated individually, is categorized into several pools for purposes of determining allowance amounts by pool. The pools we currently evaluate are: commercial real estate construction, residential real estate construction, SBA real estate, hospitality real estate, real estate other, commercial collateralized, commercial unsecured, SBA commercial, consumer, asset-based and leasing. Within these pools, we then evaluate loans and leases not adversely classified, which we refer to as "pass" credits, separately from adversely classified loans and leases. The adversely classified loans and leases are further grouped into three credit risk rating categories: "special mention," "substandard," and "doubtful," which we define as follows:

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

        In addition, we may refer to the loans and leases classified as "substandard" and "doubtful" together as "classified" loans and leases. For further information on classified loans and leases, see Note 7, Loans and Leases, of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

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

        Management believes that the allowance for loan and lease losses is adequate and appropriate for the known and inherent risks in our Non-PCI loan and lease portfolio. In making its evaluation, management considers certain quantitative and qualitative factors including the Company's historical loss experience; the volume and type of lending conducted by the Company; the results of our credit

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

review process; the levels of classified and criticized loans and leases; the levels of impaired loans and leases, including nonperforming loans and leases and performing restructured loans; regulatory policies; general economic conditions; underlying collateral values; and other factors regarding collectability and impairment. To the extent we experience, for example, increased levels of documentation deficiencies, adverse changes in collateral values, or negative changes in economic and business conditions that adversely affect our borrowers, our classified loans and leases may increase. Higher levels of classified loans and leases generally result in higher allowances for loan and lease losses.

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

        Allowance for credit losses on PCI loans.    The PCI loans are subject to our internal and external credit review. If deterioration in the expected cash flows results in a reserve requirement, a provision for credit losses is charged to earnings. For PCI loans, the allowance for loan losses is measured at the end of each financial reporting period based on expected cash flows. Decreases or (increases) in the amount and changes in the timing of expected cash flows on the PCI loans as of the financial reporting date compared to those previously estimated are usually recognized by recording a provision or a (negative provision) for credit losses on such loans.

  (i)    FDIC Loss Sharing Asset

        The FDIC loss sharing asset relates to assets covered by the loss sharing agreements between the Bank and the FDIC arising from the acquisitions of Affinity Bank and Los Padres Bank and, through the FCAL acquisition, the assumption of the loss sharing agreements between First California Bank and the FDIC arising from FCB's acquisition of Western Commercial and San Luis. The FDIC loss sharing asset related to Western Commercial and San Luis was measured at its fair value as of May 31, 2013 in conjunction with the FCAL acquisition. The FDIC loss sharing asset related to Los Padres and Affinity was measured at its estimated fair value at their respective acquisition dates.

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

  (m)    Goodwill and Other Intangible Assets

        Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead tested for impairment no less than annually. Impairment exists when the carrying value of the goodwill

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 1—NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

exceeds its implied fair value. And impairment loss would be recognized in an amount equal to that excess and would be included in noninterest expense in the financial statements.

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

  (n)    Stock-Based Compensation

        Compensation expense related to awards of restricted stock is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. The vesting of performance-based restricted stock awards and recognition of related compensation expense may occur over a shorter vesting period if financial performance targets are achieved earlier than anticipated. Amortization of unvested performance-based restricted stock is suspended when it becomes less than probable that the performance targets will be met. Amortization of unvested performance-based restricted stock is discontinued and previous amortization amounts are credited to earnings when it becomes improbable that performance targets will be met. When and if it becomes probable in the future that the performance target will be met a catch up adjustment is made and amortization resumes.

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

  (r)    Business Combinations

        Business combinations completed after January 1, 2009, are accounted for under the acquisition method of accounting in accordance with ASC Topic 805, "Business Combinations." Under the acquisition method, the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. To the extent the fair value of net assets acquired, including other identifiable assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the statement of earnings from the date of acquisition. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred.

  (s)    Recently Issued Accounting Standards

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

        In January 2014, the FASB issued ASU 2014-01, "Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects." ASU 2014-01 allows investors in low-income housing tax credit ("LIHTC") entities that meet certain conditions to present the net tax benefits (net of the amortization of the cost of the investment) within income tax expense. The cost of the investments that meets the conditions will be amortized in proportion to (and over the same period as) the total expected tax benefits, including tax credits and other tax benefits, as they are realized on the tax return. ASU 2014-01 is effective for us on January 1, 2015 and is to be applied retrospectively if investors elect the proportional amortization method. However, if investors have LIHTC investments accounted for under the effective yield method at adoption, they may continue to apply that method for those existing investments. Early adoption is permitted. The adoption of this standard permits expenses currently reported in noninterest expense to be reported in income tax expense. While the adoption of this standard will not have a material impact on our financial statements, total noninterest expense and income tax expense will change.

        In January 2014, the FASB issued ASU 2014-04, "Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure." ASU 2014-04 clarifies when a creditor should reclassify mortgage loans collateralized by residential real estate from loans receivable to other real estate owned. ASU 2014-04 defines when an in-substance repossession or foreclosure has occurred and when a creditor is considered to have received physical possession of residential real estate collateralizing a mortgage loan. ASU 2014-04 is effective for us on January 1, 2015 and can be applied either prospectively or using a modified retrospective transition method, and early adoption is permitted. We are evaluating the impact this standard may have on our financial statements.

NOTE 2—DISCONTINUED OPERATIONS

        In connection with the acquisition of FCAL, we acquired Electronic Payment Services ("EPS"), a division of the Bank that is being discontinued. Accordingly, all income and expense related to EPS have been removed from continuing operations and are included in the condensed consolidated statements of earnings under the caption "Earnings (loss) from discontinued operations." For the period from acquisition date to December 31, 2013, revenues and pre-tax loss for the EPS division were $2.6 million and $620,000, respectively. Liabilities of the EPS division, which consist primarily of noninterest-bearing deposits, are included in the condensed consolidated balance sheets under the caption "Discontinued operations." For segment reporting purposes, the EPS division is included in our Banking Segment.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 3—RESTRICTED CASH BALANCES

        The Company is required to maintain reserve balances with the FRBSF. Such reserve requirements are based on a percentage of deposit liabilities and may be satisfied by cash on hand. The average reserves required to be held at the FRBSF for the years ended December 31, 2013 and 2012 were $13.1 million and $5.0 million, respectively.

NOTE 4—ACQUISITIONS

        We completed the following acquisitions during the time period of January 1, 2011 to December 31, 2013, using the acquisition method of accounting, and, accordingly, the operating results of the acquired entities have been included in our consolidated financial statements from their respective dates of acquisition.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 4—ACQUISITIONS (Continued)

        The following balance sheets of the acquired entities are presented at estimated fair value of their respective acquisition dates:

	Acquisition and Date Acquired
	First California Financial Group	American Perspective Bank	Celtic Capital Corporation	Pacific Western Equipment Finance
	May 31, 2013	August 1, 2012	April 3, 2012	January 3, 2012
	(In thousands)
Assets Acquired:
Cash and due from banks	$6,124	$3,370	$3,435	$7,092
Interest-earning deposits in financial institutions	266,889	10,081	—	—
Investment securities available-for-sale	4,444	48,887	—	—
FHLB stock	9,518	1,412	—	—
Loans and leases	1,049,613	197,279	54,963	140,959
Other real estate owned	13,772	1,561	—	—
Premises and equipment	15,322	—	—	—
FDIC loss sharing asset	17,241	—	—	—
Cash surrender value of life insurance	13,265	—	—	—
Goodwill	129,070	15,047	6,645	19,033
Core deposit and customer relationship intangibles	7,927	1,924	1,300	1,700
Other intangible assets	—	—	670	1,420
Leases in process	—	—	—	19,162
Other assets	47,671	4,234	69	467

Total assets acquired	$1,580,856	$283,795	$67,082	$189,833

Liabilities Assumed:
Noninterest-bearing deposits	$361,166	$40,673	$—	$—
Interest-bearing deposits	739,713	178,891	—	—
Borrowings from parent	—	—	—	128,677
Other borrowings	—	5,315	46,804	15,839
Subordinated debentures	24,061	—	—	—
Discontinued operations	184,619	—	—	—
Accrued interest payable and other liabilities	19,729	840	2,278	10,317

Total liabilities assumed	$1,329,288	$225,719	$49,082	$154,833

Total consideration paid	$251,568	$58,076	$18,000	$35,000

Summary of consideration:
Cash paid	$—	$58,076	$18,000	$35,000
PacWest common stock issued	242,268	—	—	—
Cancellation of FCAL common stock owned by
PacWest (at acquisition date fair value)	9,300	—	—	—

Total	$251,568	$58,076	$18,000	$35,000

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 4—ACQUISITIONS (Continued)

  First California Financial Group Acquisition

        On May 31, 2013, we completed the acquisition of First California Financial Group, Inc., or FCAL, following receipt of shareholder approval from both institutions and all required regulatory approvals. As part of the acquisition, First California Bank, or FCB, a wholly-owned subsidiary of FCAL, merged with and into Pacific Western.

        In the FCAL acquisition, each share of FCAL common stock was converted into the right to receive 0.2966 of a share of PacWest common stock. The exchange ratio was calculated based on the volume-weighted average share price of PacWest common stock for the 20 consecutive trading days ending on the second full trading day prior to the receipt of the last of the regulatory approvals required under the merger agreement. PacWest issued an aggregate of approximately 8.4 million shares of PacWest common stock to FCAL stockholders. In addition, 1,094,000 shares of FCAL common stock previously owned by PacWest at a cost of $4.1 million were cancelled in the transaction. These shares were carried in our securities available-for-sale portfolio at their estimated market value with their unrealized gain of $5.2 million included in stockholders' equity at May 31, 2013. Under acquisition accounting, this unrealized gain was recognized in earnings. Based on the closing price of PacWest's common stock on May 31, 2013 of $28.83 per share, the aggregate consideration paid to FCAL common stockholders, including the 1,094,000 shares of FCAL common stock owned by us and cancelled in the merger, was $251.6 million.

        The FCAL acquisition has been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the May 31, 2013 acquisition date. The application of the acquisition method of accounting resulted in goodwill of $129.1 million. All of the recognized goodwill is expected to be non-deductible for tax purposes.

        FCB was a full-service commercial bank headquartered in Westlake Village, California. FCB provided a full range of banking services, including revolving lines of credit, term loans, commercial real estate loans, construction loans, consumer loans and home equity loans to individuals, professionals, and small to mid-sized businesses. FCB operated 15 branches throughout Southern California in the Los Angeles, Orange, Riverside, San Bernardino, San Diego, Ventura, and San Luis Obispo Counties. We made this acquisition to expand our presence in Southern California. We completed the conversion and integration of the FCB branches to PWB's operating platform in June 2013 and as a result, we added seven locations to our branch network.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 4—ACQUISITIONS (Continued)

  Celtic Capital Corporation Acquisition

        On April 3, 2012, Pacific Western completed the acquisition of Celtic Capital Corporation, or Celtic, an asset-based lending company based in Santa Monica, California. Pacific Western acquired all of the capital stock of Celtic for $18 million in cash and Celtic became a wholly-owned subsidiary of Pacific Western; we refer to this transaction as the Celtic acquisition. Celtic focuses on providing asset-based loans to borrowers across the United States for amounts generally up to $5 million. The Celtic acquisition diversified our lending portfolio, expanded our product lines, and deployed excess liquidity into higher yielding assets.

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

	Year Ended December 31,
	2013	2012
	(In thousands, except per share date)
Pro forma revenues (net interest income plus noninterest income)	$325,801	$370,115
Pro forma net earnings from continuing operations	$52,640	$71,684
Pro forma net earnings from continuing operations per share:
Basic	$1.16	$1.58
Diluted	$1.16	$1.58

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 4—ACQUISITIONS (Continued)

  Acquisition-Related Charges

        All of the acquisitions consummated after December 31, 2000 were completed using the acquisition method of accounting. For those acquisitions completed prior to January 1, 2009, we recorded the estimated merger-related charges associated with each acquisition as a liability at closing when the related purchase price was allocated. For each acquisition, we developed an integration plan for the Company that addressed, among other things, requirements for staffing, systems platforms, branch locations and other facilities. The remaining merger-related liability for acquisitions completed prior to January 1, 2009 was zero at December 31, 2013. For acquisitions completed after January 1, 2009, acquisition-related costs, such as legal, accounting, valuation and other professional fees, necessary to effect a business combination, were charged to earnings in the periods in which the costs were incurred. We incurred and charged to expense approximately $28.4 million, $4.1 million, and $600,000 of such costs in 2013, 2012, and 2011, respectively.

  CapitalSource Merger Announcement

        On July 22, 2013, PacWest announced the signing of a definitive agreement and plan of merger (the "Agreement") whereby PacWest and CapitalSource, Inc. ("CapitalSource") will merge in a transaction valued at approximately $2.8 billion based on the closing price of PacWest common stock on February 13, 2014 of $40.11. The combined company will be called PacWest Bancorp. As part of the merger, CapitalSource Bank, a wholly-owned subsidiary of CapitalSource, will merge with and into Pacific Western, and the combined subsidiary bank will be called Pacific Western Bank. The CapitalSource national lending operation will continue to do business under the name CapitalSource as a division of Pacific Western Bank.

        Under the terms of the Agreement, CapitalSource shareholders will receive $2.47 in cash and 0.2837 shares of PacWest common stock for each share of CapitalSource common stock. The total value of the CapitalSource per share merger consideration was $13.85 based on the closing price of PacWest shares on February 13, 2014 of $40.11.

        As of December 31, 2013, on a pro forma consolidated basis, the combined company would have had approximately $15.4 billion in assets with 94 branches throughout California. We currently expect to receive final regulatory approval in the first quarter of 2014 and to close the merger on April 1, 2014.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

        The following table presents the changes in the carrying amount of goodwill for the years indicated:

Goodwill
(In thousands)
Balance, December 31, 2010	$47,301
Adjustments to Los Padres goodwill, including resolution of matter with FDIC regarding settlement accounting for wholly-owned subsidiary of Los Padres	(8,160)

Balance, December 31, 2011	39,141
Addition from the EQF acquisition	19,033
Addition from the Celtic acquisition	6,645
Addition from the APB acquisition	15,047

Balance, December 31, 2012	79,866
Adjustment to APB goodwill	(193)
Addition from the FCAL acquisition	129,070

Balance, December 31, 2013	$208,743

        The goodwill related to the FCAL, Celtic and APB acquisitions is not deductible for tax purposes, while the EQF acquisition is deductible.

        Our intangible assets with definite lives include core deposit and customer relationship intangibles. These intangibles are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or loan customers acquired. The weighted average amortization period for the CDI addition from the FCAL acquisition is 3.3 years. The weighted average amortization period remaining for all of our core deposit and customer relationship intangibles is 2.6 years. The estimated aggregate amortization expense related to these intangible assets for each of the next five years is $5.3 million, $4.8 million, $3.0 million, $1.6 million and $1.3 million.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The following table presents the changes in the gross amounts of core deposit intangibles, or CDI, and customer relationship intangibles, or CRI, and the related accumulated amortization for the years indicated:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Gross amount of CDI and CRI:
Balance, beginning of year	$45,412	$67,100	$76,319
Additions due to acquisitions	7,927	4,924	—
Fully amortized portion	(4,376)	(20,746)	(9,219)
Removal due to branch sale	—	(5,866)	—

Balance, end of year	48,963	45,412	67,100

Accumulated Amortization:
Balance, beginning of year	(30,689)	(49,685)	(50,476)
Amortization	(5,402)	(6,326)	(8,428)
Fully amortized portion	4,376	20,746	9,219
Removal due to branch sale	—	4,576	—

Balance, end of year	(31,715)	(30,689)	(49,685)

Net CDI and CRI, end of year	$17,248	$14,723	$17,415

        The $1.3 million of CDI written off during 2012 related to previously acquired deposits that were sold in connection with the sale of branches in September 2012. Such expense is included in "other income" in the net gain on sale of branches.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—INVESTMENT SECURITIES

  Securities Available-for-Sale

        The following tables present the amortized cost, gross unrealized gains and losses, and carrying value of securities available-for-sale as of the dates indicated:

	December 31, 2013
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$691,944	$18,012	$(2,768)	$707,188
Government agency and government-sponsored enterprise collateralized mortgage obligations	197,069	388	(4,584)	192,873
Covered private label collateralized mortgage obligations	30,502	7,552	(150)	37,904
Municipal securities	459,182	1,749	(24,273)	436,658
Corporate debt securities	84,119	71	(1,483)	82,707
Government-sponsored enterprise debt securities	10,046	—	(174)	9,872
Other securities	27,654	2	(113)	27,543

Total securities available-for-sale	$1,500,516	$27,774	$(33,545)	$1,494,745

	December 31, 2012
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$774,677	$33,618	$(453)	$807,842
Government agency and government-sponsored enterprise collateralized mortgage obligations	99,956	1,870	(132)	101,694
Covered private label collateralized mortgage obligations	36,078	8,729	(123)	44,684
Municipal securities	339,547	10,445	(1,951)	348,041
Corporate debt securities	42,014	432	(81)	42,365
Other securities	6,389	4,370	—	10,759

Total securities available-for-sale	$1,298,661	$59,464	$(2,740)	$1,355,385

        During 2013, 2012, and 2011, we made investment purchases of $550.2 million, $485.9 million, and $658.3 million, of investment securities available-for-sale, respectively.

        During 2013, we sold $12.4 million of corporate debt securities and $10.0 million in collateralized loan obligation securities for which we realized a gross gain of $409,000 and a gross loss of $272,000, respectively. The sale of the corporate debt securities was done as part of our portfolio risk management activities to reduce price volatility and duration. The sale of collateralized loan obligation

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—INVESTMENT SECURITIES (Continued)

securities was done in order to minimize our risk in holding these securities subject to the then proposed regulations referred to as the Volcker rule. During 2012, we sold $43.9 million of GSE pass through securities as part of our portfolio risk management activities and realized a $1.2 million gross gain. We also sold $45.6 million of the $48.9 million of investment securities obtained in the APB acquisition for no gain or loss. There were no sales of securities in 2011.

        At December 31, 2013, the fair value of residential mortgage-backed securities issued by the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac") that were held in our portfolio was approximately $740.4 million. We do not own any equity securities issued by Fannie Mae or Freddie Mac. The covered private label collateralized mortgage obligations ("CMO's") were acquired in the FDIC-assisted acquisition of Affinity Bank in August 2009 and are covered by an FDIC loss sharing agreement. The loss sharing provisions of this agreement expire in the third quarter of 2014 for non-single family covered assets such as these private label CMO's. Other securities consist primarily of asset-backed securities. As of December 31, 2013 and 2012, securities available-for-sale with a carrying value of $208.3 million and $157.3 million, respectively, were pledged as security for borrowings, public deposits and other purposes as required by various statutes and agreements.

        Market valuations of our investment securities are provided by an independent third party. The fair values are determined by using several sources for valuing fixed income securities. Their techniques include pricing models that vary based on the type of asset being valued and incorporate available trade, bid and other market information. In accordance with the hierarchy established in ASC Topic 820, "Fair Value Measurement," the market valuation sources include observable market inputs for the majority of our securities and are therefore considered Level 2 inputs for purposes of determining the fair values. The valuation techniques for the covered private label CMOs are considered Level 3. See Note 14, Fair Value Measurements, for information on fair value measurements and methodology.

        The following tables present, for those securities that were in a gross unrealized loss position, the carrying values, which are the estimated fair values, and the gross unrealized losses on securities by length of time the securities were in an unrealized loss position as of the dates indicated:

	December 31, 2013
	Less than 12 months		12 months or longer		Total
Security Type	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$148,662	$(2,767)	$32	$(1)	$148,694	$(2,768)
Government agency and government-sponsored enterprise collateralized mortgage obligations	179,938	(4,486)	4,383	(98)	184,321	(4,584)
Covered private label collateralized mortgage obligations	1,640	(60)	617	(90)	2,257	(150)
Municipal securities	337,208	(24,273)	—	—	337,208	(24,273)
Corporate debt securities	72,636	(1,483)	—	—	72,636	(1,483)
Government-sponsored enterprise debt securities	9,872	(174)	—	—	9,872	(174)
Other securities	23,969	(113)	—	—	23,969	(113)

Total	$773,925	$(33,356)	$5,032	$(189)	$778,957	$(33,545)

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—INVESTMENT SECURITIES (Continued)

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

        We reviewed the securities that were in a continuous loss position less than 12 months and longer than 12 months at December 31, 2013, and concluded that their losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. Accordingly, we determined that the securities were temporarily impaired and we did not recognize such impairment in the consolidated statements of earnings. Additionally, we have no plans to sell these securities and believe that it is more likely than not we would not be required to sell these securities before recovery of their amortized cost.

        During 2012, we determined that one covered private label CMO was impaired due to deteriorating cash flows and the depletion of the credit support from the subordinated classes of the securitization. We recorded an other-than-temporary impairment ("OTTI") loss of $1.1 million, which was entirely credit related, in the consolidated statements of earnings. This loss was offset by FDIC loss sharing income of $892,000, which represented the FDIC's 80% share of the loss. There were no OTTI losses recognized during 2013 and 2011.

        The contractual maturity distribution of our securities available-for-sale portfolio based on amortized cost and carrying value is shown as of the date below:

	December 31, 2013
Maturity	Amortized Cost	Carrying Value
	(In thousands)
Due in one year or less	$5,775	$5,792
Due after one year through five years	24,597	24,749
Due after five years through ten years	131,259	129,985
Due after ten years	1,338,885	1,334,219

Total securities available-for-sale	$1,500,516	$1,494,745

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 6—INVESTMENT SECURITIES (Continued)

        The following table presents the composition of our interest income on investment securities for the years indicated:

	Year Ended December 31,
	2013	2012	2011
Securities Interest by Type:
Taxable interest	$23,542	$29,652	$33,390
Nontaxable interest	11,777	5,559	1,222
Dividend income	1,604	446	173

Total interest income on investment securities	$36,923	$35,657	$34,785

  FHLB Stock

        At December 31, 2013, the Company had a $27.9 million investment in FHLB stock carried at cost. We evaluated the carrying value of our FHLB stock investment at December 31, 2013, and determined that it was not impaired. Our evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

NOTE 7—LOANS AND LEASES

        The following table summarizes the composition of our loan and lease portfolio as of the dates indicated:

	December 31, 2013			December 31, 2012
	Non-PCI Loans and Leases	PCI Loans	Total	Non-PCI Loans and Leases	PCI Loans	Total
	(In thousands)
Non-covered loans and leases	$3,844,591	$20,326	$3,864,917	$3,049,505	$—	$3,049,505
Covered loans	85,948	362,470	448,418	25,442	517,885	543,327

Total gross loans and leases	3,930,539	382,796	4,313,335	3,074,947	517,885	3,592,832
Unearned income	(983)	—	(983)	(2,535)	—	(2,535)

Total loans and leases, net of unearned income	3,929,556	382,796	4,312,352	3,072,412	517,885	3,590,297

Allowance for loan and lease losses:
Non-covered loans and leases	(60,241)	—	(60,241)	(65,899)	—	(65,899)
Covered loans	—	(21,793)	(21,793)	—	(26,069)	(26,069)

Total allowance for loan and lease losses	(60,241)	(21,793)	(82,034)	(65,899)	(26,069)	(91,968)

Total net loans and leases	$3,869,315	$361,003	$4,230,318	$3,006,513	$491,816	$3,498,329

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 7—LOANS AND LEASES (Continued)

        The following table presents the composition of our gross loans and leases by portfolio segment as of the dates indicated:

	December 31, 2013			December 31, 2012
	Non-PCI Loans and Leases	PCI Loans	Total	Non-PCI Loans and Leases	PCI Loans	Total
	(In thousands)
Non-Covered Loans and Leases
Real estate mortgage	$2,359,125	$18,900	$2,378,025	$1,919,310	$—	$1,919,310
Real estate construction	200,332	1,391	201,723	129,959	—	129,959
Commercial	963,152	—	963,152	803,342	—	803,342
Leases	269,769	—	269,769	174,373	—	174,373
Consumer	52,213	35	52,248	22,521	—	22,521

Total gross non-covered loans and leases	$3,844,591	$20,326	$3,864,917	$3,049,505	$—	$3,049,505

Covered Loans
Real estate mortgage	$65,739	$352,234	$417,973	$20,843	$484,057	$504,900
Real estate construction	8,758	9,036	17,794	—	24,645	24,645
Commercial	8,855	974	9,829	4,113	9,071	13,184
Consumer	2,596	226	2,822	486	112	598

Total gross covered loans	$85,948	$362,470	$448,418	$25,442	$517,885	$543,327

Total Loans and Leases
Real estate mortgage	$2,424,864	$371,134	$2,795,998	$1,940,153	$484,057	$2,424,210
Real estate construction	209,090	10,427	219,517	129,959	24,645	154,604
Commercial	972,007	974	972,981	807,455	9,071	816,526
Leases	269,769	—	269,769	174,373	—	174,373
Consumer	54,809	261	55,070	23,007	112	23,119

Total gross loans and leases	$3,930,539	$382,796	$4,313,335	$3,074,947	$517,885	$3,592,832

        As of May 31, 2013, the fair value of the FCAL Non-PCI loans acquired was $1.0 billion, the related gross contractual amount was $1.3 billion, and the estimated contractual cash flows not expected to be collected was $34.4 million.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 7—LOANS AND LEASES (Continued)

        The following table presents a summary of the activity in the allowance for credit losses on Non-PCI loans and leases for the years indicated:

	Components
	Non-PCI Allowance for Loan and Lease Losses	Non-PCI Reserve for Unfunded Loan Commitments	Total Non-PCI Allowance for Credit Losses
	(In thousands)
Balance, December 31, 2010	$98,653	$5,675	$104,328
Charge-offs	(28,560)	—	(28,560)
Recoveries	4,715	—	4,715
Provision	10,505	2,795	13,300

Balance, December 31, 2011	85,313	8,470	93,783
Charge-offs	(13,070)	—	(13,070)
Recoveries	3,406	—	3,406
Negative provision	(9,750)	(2,250)	(12,000)

Balance, December 31, 2012	65,899	6,220	72,119
Charge-offs	(11,159)	—	(11,159)
Recoveries	6,856	—	6,856
(Negative provision) provision	(1,355)	1,355	—

Balance, December 31, 2013	$60,241	$7,575	$67,816

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 7—LOANS AND LEASES (Continued)

        The following tables present summaries of the activity in the allowance for loan and lease losses on Non-PCI loans and leases by portfolio segment and PCI loans for the years indicated:

	Year Ended December 31, 2013
	Real Estate Mortgage	Real Estate Construction	Commercial	Leases	Consumer	Total Non-PCI	Total PCI	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Beginning balance	$38,700	$3,221	$20,759	$1,493	$1,726	$65,899	$26,069	$91,968
Charge-offs	(4,552)	—	(6,295)	(114)	(198)	(11,159)	(66)	(11,225)
Recoveries	2,507	1,654	2,621	—	74	6,856	—	6,856
Provision (negative provision)	(10,577)	(577)	6,609	1,848	1,342	(1,355)	(4,210)	(5,565)

Ending balance	$26,078	$4,298	$23,694	$3,227	$2,944	$60,241	$21,793	$82,034

Amount of the allowance applicable to loans and leases:
Individually evaluated for impairment	$2,188	$169	$5,003	$—	$240	$7,600

Collectively evaluated for impairment	$23,890	$4,129	$18,691	$3,227	$2,704	$52,641

Acquired with deteriorated credit quality							$21,793

Loans and Leases:
Ending balance	$2,424,864	$209,090	$972,007	$269,769	$54,809	$3,930,539	$382,796	$4,313,335

The ending balance of the loan and lease portfolio is composed of loans and leases:
Individually evaluated for impairment	$62,276	$7,512	$17,300	$632	$702	$88,422

Collectively evaluated for impairment	$2,362,588	$201,578	$954,707	$269,137	$54,107	$3,842,117

Acquired with deteriorated credit quality							$382,796

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 7—LOANS AND LEASES (Continued)

	Year Ended December 31, 2012
	Real Estate Mortgage	Real Estate Construction	Commercial	Leases	Consumer	Total Non-PCI	Total PCI	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Beginning balance	$50,205	$8,697	$23,643	$—	$2,768	$85,313	$31,275	$116,588
Charge-offs	(7,680)	(492)	(4,580)	(28)	(290)	(13,070)	(4,387)	(17,457)
Recoveries	1,598	49	1,622	—	137	3,406	—	3,406
Provision (negative provision)	(5,423)	(5,033)	74	1,521	(889)	(9,750)	(819)	(10,569)

Ending balance	$38,700	$3,221	$20,759	$1,493	$1,726	$65,899	$26,069	$91,968

Amount of the allowance applicable to loans and leases:
Individually evaluated for impairment	$7,827	$371	$4,525	$—	$265	$12,988

Collectively evaluated for impairment	$30,873	$2,850	$16,234	$1,493	$1,461	$52,911

Acquired with deteriorated credit quality							$26,069

Loans and Leases:
Ending balance	$1,940,153	$129,959	$807,455	$174,373	$23,007	$3,074,947	$517,885	$3,592,832

The ending balance of the loan and lease portfolio is composed of loans and leases:
Individually evaluated for impairment	$107,198	$25,450	$14,530	$244	$628	$148,050

Collectively evaluated for impairment	$1,832,955	$104,509	$792,925	$174,129	$22,379	$2,926,897

Acquired with deteriorated credit quality							$517,885

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 7—LOANS AND LEASES (Continued)

  Non-Purchased Credit Impaired (Non-PCI) Loans and Leases

        The following tables present the credit risk rating categories for Non-PCI loans and leases by portfolio segment and class as of the dates indicated. Nonclassified loans and leases are those with a credit risk rating of either pass or special mention, while classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	December 31, 2013			December 31, 2012
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(In thousands)
Real estate mortgage:
Hospitality	$168,216	$12,337	$180,553	$168,489	$12,655	$181,144
SBA 504	39,869	5,297	45,166	48,372	5,786	54,158
Other	2,134,866	64,279	2,199,145	1,655,086	49,765	1,704,851

Total real estate mortgage	2,342,951	81,913	2,424,864	1,871,947	68,206	1,940,153

Real estate construction:
Residential	58,131	750	58,881	46,591	2,038	48,629
Commercial	143,918	6,291	150,209	77,503	3,827	81,330

Total real estate construction	202,049	7,041	209,090	124,094	5,865	129,959

Commercial:
Collateralized	568,348	18,838	587,186	447,323	14,802	462,125
Unsecured	151,896	1,856	153,752	77,670	2,905	80,575
Asset-based	195,569	6,859	202,428	235,075	4,355	239,430
SBA 7(a)	22,880	5,761	28,641	18,888	6,437	25,325

Total commercial	938,693	33,314	972,007	778,956	28,499	807,455

Leases	269,137	632	269,769	174,129	244	174,373
Consumer	50,398	4,411	54,809	21,767	1,240	23,007

Total Non-PCI loans and leases	$3,803,228	$127,311	$3,930,539	$2,970,893	$104,054	$3,074,947

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 7—LOANS AND LEASES (Continued)

        The following tables present an aging analysis of our Non-PCI loans and leases by portfolio segment and class as of the dates indicated:

	December 31, 2013
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Hospitality	$—	$—	$—	$—	$180,553	$180,553
SBA 504	2,564	—	—	2,564	42,602	45,166
Other	12,466	560	2,406	15,432	2,183,713	2,199,145

Total real estate mortgage	15,030	560	2,406	17,996	2,406,868	2,424,864

Real estate construction:
Residential	—	—	—	—	58,881	58,881
Commercial	—	—	2,013	2,013	148,196	150,209

Total real estate construction	—	—	2,013	2,013	207,077	209,090

Commercial:
Collateralized	66	407	259	732	586,454	587,186
Unsecured	83	—	68	151	153,601	153,752
Asset-based	—	—	—	—	202,428	202,428
SBA 7(a)	1,173	597	243	2,013	26,628	28,641

Total commercial	1,322	1,004	570	2,896	969,111	972,007

Leases	2,530	132	244	2,906	266,863	269,769
Consumer	3,315	4	—	3,319	51,490	54,809

Total Non-PCI loans and leases	$22,197	$1,700	$5,233	$29,130	$3,901,409	$3,930,539

        At December 31, 2013 and 2012, the Company had no loans or leases that were greater than 90 days past due and still accruing interest. It is the Company's policy to discontinue accruing interest when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to collectability in the normal course of business. At December 31, 2013, nonaccrual loans and leases totaled $46.8 million. Nonaccrual loans and leases included $4.2 million of

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 7—LOANS AND LEASES (Continued)

loans 30 to 89 days past due and $37.3 million of current loans that were placed on nonaccrual status based on management's judgment regarding their collectability.

	December 31, 2012
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Hospitality	$—	$—	$—	$—	$181,144	$181,144
SBA 504	955	—	1,727	2,682	51,476	54,158
Other	4,098	54	3,271	7,423	1,697,428	1,704,851

Total real estate mortgage	5,053	54	4,998	10,105	1,930,048	1,940,153

Real estate construction:
Residential	—	—	—	—	48,629	48,629
Commercial	—	—	1,245	1,245	80,085	81,330

Total real estate construction	—	—	1,245	1,245	128,714	129,959

Commercial:
Collateralized	964	161	872	1,997	460,128	462,125
Unsecured	3	135	230	368	80,207	80,575
Asset-based	—	—	176	176	239,254	239,430
SBA 7(a)	281	547	1,271	2,099	23,226	25,325

Total commercial	1,248	843	2,549	4,640	802,815	807,455

Leases	225	132	244	601	173,772	174,373
Consumer	23	1	—	24	22,983	23,007

Total Non-PCI loans and leases	$6,549	$1,030	$9,036	$16,615	$3,058,332	$3,074,947

        Nonaccrual loans totaled $41.8 million at December 31, 2012, including $4.2 million of loans 30 to 89 days past due and $28.6 million of current loans that were placed on nonaccrual status based on management's judgment regarding their collectability.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 7—LOANS AND LEASES (Continued)

        The following tables present our Non-PCI nonaccrual and performing loans and leases by portfolio segment and class as of the dates indicated:

	December 31, 2013			December 31, 2012
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Hospitality	$6,723	$173,830	$180,553	$6,908	$174,236	$181,144
SBA 504	2,602	42,564	45,166	2,982	51,176	54,158
Other	18,648	2,180,497	2,199,145	16,585	1,688,266	1,704,851

Total real estate mortgage	27,973	2,396,891	2,424,864	26,475	1,913,678	1,940,153

Real estate construction:
Residential	389	58,492	58,881	1,057	47,572	48,629
Commercial	2,830	147,379	150,209	2,715	78,615	81,330

Total real estate construction	3,219	205,871	209,090	3,772	126,187	129,959

Commercial:
Collateralized	9,991	577,195	587,186	4,462	457,663	462,125
Unsecured	458	153,294	153,752	2,027	78,548	80,575
Asset-based	1,070	201,358	202,428	176	239,254	239,430
SBA 7(a)	3,037	25,604	28,641	4,181	21,144	25,325

Total commercial	14,556	957,451	972,007	10,846	796,609	807,455

Leases	632	269,137	269,769	244	174,129	174,373
Consumer	394	54,415	54,809	425	22,582	23,007

Total Non-PCI loans and leases	$46,774	$3,883,765	$3,930,539	$41,762	$3,033,185	$3,074,947

        Nonaccrual loans and leases and performing restructured loans are considered impaired for reporting purposes. The following table presents the composition of our impaired loans and leases as of the dates indicated:

	December 31, 2013			December 31, 2012
	Nonaccrual Loans/Leases	Performing Restructured Loans	Total Impaired Loans/Leases	Nonaccrual Loans/Leases	Performing Restructured Loans	Total Impaired Loans/Leases
	(In thousands)
Real estate mortgage	$27,973	$34,303	$62,276	$26,475	$80,723	$107,198
Real estate construction	3,219	4,293	7,512	3,772	21,678	25,450
Commercial	14,556	2,744	17,300	10,846	3,684	14,530
Leases	632	—	632	244	—	244
Consumer	394	308	702	425	203	628

Total	$46,774	$41,648	$88,422	$41,762	$106,288	$148,050

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 7—LOANS AND LEASES (Continued)

        At December 31, 2013, we had commitments in the amount of $997,000 to lend on nonaccrual loans but are under no obligation to honor such commitment as long as the loan is on nonaccrual. We had commitments in the amount of $7,000 to lend on performing restructured loans. For the years ended December 31, 2013, 2012, and 2011, no interest income was recorded on Non-PCI impaired loans during the time such loans were on nonaccrual status; any interest payments received were credited to principal.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 7—LOANS AND LEASES (Continued)

        The following table presents information regarding our Non-PCI impaired loans and leases by portfolio segment and class as of the dates indicated:

	December 31, 2013			December 31, 2012
	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance	Recorded Investment(1)	Unpaid Principal Balance	Related Allowance
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$5,717	$6,215	$198	$8,954	$9,640	$2,396
SBA 504	1,642	1,643	230	1,676	1,676	324
Other	15,937	16,571	1,760	58,364	60,262	5,107
Real estate construction:
Residential	778	778	168	1,303	1,330	165
Other	1,250	1,250	1	6,723	6,723	206
Commercial:
Collateralized	4,377	4,692	4,270	2,477	2,731	1,865
Unsecured	801	829	375	2,396	3,121	2,234
Asset-based	1,070	1,070	180	—	—	—
SBA 7(a)	1,136	1,136	178	2,871	3,616	426
Consumer	424	471	240	466	506	265
With No Related Allowance Recorded:
Real estate mortgage:
Hospitality	$3,013	$3,385	$—	$—	$—	$—
SBA 504	2,602	3,646	—	2,982	3,755	—
Other	33,365	46,062	—	35,222	39,503	—
Real estate construction:
Other	5,484	9,923	—	17,424	21,085	—
Commercial:
Collateralized	6,700	9,924	—	3,657	4,994	—
Unsecured	179	247	—	156	163	—
Asset-based	—	—	—	176	176	—
SBA 7(a)	3,037	4,945	—	2,797	4,057	—
Leases	632	632	—	244	244	—
Consumer	278	394	—	162	233	—
Total:
Real estate mortgage	$62,276	$77,522	$2,188	$107,198	$114,836	$7,827
Real estate construction	7,512	11,951	169	25,450	29,138	371
Commercial	17,300	22,843	5,003	14,530	18,858	4,525
Leases	632	632	—	244	244	—
Consumer	702	865	240	628	739	265

Total Non-PCI loans and leases	$88,422	$113,813	$7,600	$148,050	$163,815	$12,988

(1)
The recorded investment in a loan reflects the contractual amount due from the borrower reduced by charge-offs, any participation amount sold to a third party, interest payments on nonaccrual loans applied to principal, and purchase discounts.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 7—LOANS AND LEASES (Continued)

	Year Ended December 31,
	2013		2012		2011
	Weighted Average Recorded Investment(1)	Interest Income Recognized	Weighted Average Recorded Investment(1)	Interest Income Recognized	Weighted Average Recorded Investment(1)	Interest Income Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$5,717	$81	$8,954	$80	$17,399	$622
SBA 504	1,642	90	827	41	895	21
Other	13,205	509	51,441	2,070	42,973	1,623
Real estate construction:
Residential	778	14	1,303	11	2,520	66
Other	1,250	63	6,723	231	5,375	113
Commercial:
Collateralized	3,281	29	2,219	48	4,745	66
Unsecured	772	33	2,273	20	2,767	24
Asset-based	569	—	—	—	—	—
SBA 7(a)	1,136	56	2,593	53	1,761	86
Consumer	425	10	389	7	291	—
With No Related Allowance Recorded:
Real estate mortgage:
Hospitality	$3,013	$—	$—	$—	$—	$—
SBA 504	2,601	—	1,472	—	1,916	—
Other	27,912	1,060	29,316	1,523	13,827	678
Real estate construction:
Residential	—	—	—	—	611	—
Other	4,866	11	17,424	589	14,904	375
Commercial:
Collateralized	3,410	20	1,657	27	1,584	—
Unsecured	157	—	148	—	499	—
Asset-based	—	—	132	—	14	—
SBA 7(a)	2,571	—	2,601	24	5,753	15
Leases	245	—	224	—	—	—
Consumer	161	—	136	—	234	27
Total:
Real estate mortgage	$54,090	$1,740	$92,010	$3,714	$77,010	$2,944
Real estate construction	6,894	88	25,450	831	23,410	554
Commercial	11,896	138	11,623	172	17,123	191
Leases	245	—	224	—	—	—
Consumer	586	10	525	7	525	27

Total Non-PCI loans and leases	$73,711	$1,976	$129,832	$4,724	$118,068	$3,716

(1)
For the loans and leases reported as impaired at December 31, 2013, 2012, and 2011, amounts were calculated based on the period of time such loans and leases were impaired during the reporting period.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 7—LOANS AND LEASES (Continued)

        The following tables present Non-PCI new troubled debt restructurings and defaulted troubled debt restructurings for the years indicated:

	Troubled Debt Restructurings			Troubled Debt Restructurings That Subsequently Defaulted(1)
		Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	Number of Loans			Number of Loans	Recorded Investment
	(Dollars in thousands)
Year Ended December 31, 2013
Real estate mortgage:
Other	14	$16,223	$16,223	2	$1,844
Real estate construction:
Residential	1	390	390	—	—
Commercial:
Collateralized	11	5,618	5,618	1	419
Unsecured	5	521	521	2	66
Asset-based	1	2,032	2,032	1	1,070
SBA 7(a)	4	137	137	—	—
Consumer	2	125	125	—	—

Total	38	$25,046	$25,046	6	$3,399	(2)

Year Ended December 31, 2012
Real estate mortgage:
SBA 504	2	$1,680	$1,680	—	$—
Other	8	14,861	13,840	—	—
Real estate construction:
Other	3	6,919	6,919	—	—
Commercial:
Collateralized	7	1,652	1,652	2	458
Unsecured	5	317	317	—	—
SBA 7(a)	4	1,216	1,216	1	873
Consumer	1	206	206	—	—

Total	30	$26,851	$25,830	3	$1,331	(3)

Year Ended December 31, 2011
Real estate mortgage:
Hospitality	1	$2,086	$2,086	—	$—
SBA 504	1	619	619	—	—
Other	35	56,201	56,008	3	2,914
Real estate construction:
Other	6	14,906	14,906	1	1,492
Commercial:
Collateralized	15	2,780	2,780	—	—
Unsecured	4	581	581	—	—
SBA 7(a)	15	3,515	3,515	3	59
Consumer	1	144	144	—	—

Total	78	$80,832	$80,639	7	$4,465	(4)

(1)
The population of defaulted restructured loans for the period indicated includes only those loans restructured during the preceding 12-month period. The table excludes defaulted troubled restructurings in those classes for which the recorded investment was zero at the end of the period.

(2)
Represents the balance at December 31, 2013 and is net of charge-offs of $1.6 million.

(3)
Represents the balance at December 31, 2012 and is net of charge-offs of $921,000.

(4)
Represents the balance at December 31, 2011 and is net of charge-offs of $4.5 million.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 7—LOANS AND LEASES (Continued)

  Purchased Credit Impaired (PCI) Loans

        The following table reflects the PCI loans by portfolio segment as of the dates indicated:

	December 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage	$412,791	96%	$534,378	94%
Real estate construction	12,015	3	23,220	4
Commercial	3,021	1	11,130	2
Consumer	424	—	108	—

Total outstanding PCI loans	428,251	100%	568,836	100%

Less:
Discount	(45,455)		(50,951)
Allowance for loan losses	(21,793)		(26,069)

Total net PCI loans	$361,003		$491,816

        The following table summarizes the accretable yield on the purchased credit impaired loans acquired in the FCAL acquisition as of May 31, 2013:

	May 31, 2013
	Accretable Yield
	Covered PCI Loans	Non-Covered PCI Loans	Total
	(In thousands)
Undiscounted contractual cash flows	$42,881	$41,936	$84,817
Undiscounted cash flows not expected to be collected (nonaccretable difference)	(16,050)	(16,337)	(32,387)

Undiscounted cash flows expected to be collected	26,831	25,599	52,430
Estimated fair value of loans acquired	(24,341)	(19,805)	(44,146)
Acquired accrued interest receivable	(66)	(122)	(188)

Accretable yield	$2,424	$5,672	$8,096

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 7—LOANS AND LEASES (Continued)

        The following table summarizes the changes in the carrying amount of PCI loans and accretable yield on those loans for the years indicated:

	Covered PCI Loans		Non-Covered PCI Loans
	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield
	(In thousands)
Balance, December 31, 2010	$879,486	$(290,665)	$—	$—
Accretion	65,282	65,282	—	—
Payments received	(257,440)	—	—	—
Increase in expected cash flows, net	—	(33,882)	—	—
Provision for credit losses	(13,270)	—	—	—

Balance, December 31, 2011	674,058	(259,265)	—	—
Accretion	49,562	49,562	—	—
Payments received	(232,623)	—	—	—
Decrease in expected cash flows, net	—	13,681	—	—
Negative provision for credit losses	819	—	—	—

Balance, December 31, 2012	491,816	(196,022)	—	—
Addition from the FCAL acquisition	24,341	(2,424)	19,805	(5,672)
Accretion	44,304	44,304	2,376	2,376
Payments received	(223,994)	—	(1,855)	—
Decrease (increase) in expected cash flows, net	—	20,494	—	(2,624)
Negative provision for credit losses	4,210	—	—	—

Balance, December 31, 2013	$340,677	$(133,648)	$20,326	$(5,920)

        The following tables present the credit risk rating categories for PCI loans by portfolio segment as of the dates indicated. Nonclassified loans are those with a credit risk rating of either pass or special mention, while classified loans are those with a credit risk rating of either substandard or doubtful.

	December 31, 2013			December 31, 2012
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(In thousands)
Real estate mortgage	$216,092	$155,042	$371,134	$331,341	$152,716	$484,057
Real estate construction	4,399	6,028	10,427	6,311	18,334	24,645
Commercial	569	405	974	3,420	5,651	9,071
Consumer	—	261	261	—	112	112

Total PCI loans, net	$221,060	$161,736	$382,796	$341,072	$176,813	$517,885

        Our federal and state banking regulators, as an integral part of their examination process, periodically review the Company's loan classifications. Our regulators may require the Company to recognize rating downgrades based on their judgments related to information available to them at the time of their examinations.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 8—OTHER REAL ESTATE OWNED (OREO)

        The following tables summarize OREO by property type at the dates indicated:

	December 31, 2013			December 31, 2012
Property Type	Non-Covered OREO	Covered OREO	Total OREO	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
Commercial real estate	$10,672	$5,081	$15,753	$1,684	$11,635	$13,319
Construction and land development	31,950	3,113	35,063	31,888	6,708	38,596
Multi-family	—	835	835	—	4,239	4,239
Single family residence	179	7	186	—	260	260

Total OREO, net	$42,801	$9,036	$51,837	$33,572	$22,842	$56,414

The following table presents a rollforward of OREO, net of the valuation allowance, for the years indicated:

	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
OREO Activity:
Balance, December 31, 2010	$25,598	$55,816	$81,414
Foreclosures	34,743	33,940	68,683
Payments to third parties(1)	1,619	10	1,629
Provision for losses	(5,026)	(11,968)	(16,994)
Reductions related to sales	(8,522)	(44,292)	(52,814)

Balance, December 31, 2011	48,412	33,506	81,918
Addition from the APB acquisition	1,561	—	1,561
Foreclosures	4,223	35,984	40,207
Payments to third parties(1)	889	—	889
Provision for losses	(3,820)	(10,513)	(14,333)
Reductions related to sales	(17,693)	(36,135)	(53,828)

Balance, December 31, 2012	33,572	22,842	56,414
Addition from the FCAL acquisition	10,092	3,680	13,772
Foreclosures	7,891	7,525	15,416
Payments to third parties(1)	39	—	39
Provision for losses	(818)	(1,697)	(2,515)
Reductions related to sales	(7,975)	(23,314)	(31,289)

Balance, December 31, 2013	$42,801	$9,036	$51,837

(1)
Represents amounts due to participants and for guarantees, property taxes or other prior lien positions.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 8—OTHER REAL ESTATE OWNED (OREO) (Continued)

        The following table presents a rollforward of our OREO valuation allowance for the years indicated:

	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
OREO Valuation Allowance Activity:
Balance, December 31, 2010	$13,831	$3,982	$17,813
Provision for losses	5,026	11,968	16,994
Selling costs(1)	—	2,527	2,527
Due from the SBA	108	—	108
Reductions related to sales	(9,431)	(7,436)	(16,867)

Balance, December 31, 2011	9,534	11,041	20,575
Provision for losses	3,820	10,513	14,333
Selling costs(1)	—	876	876
Reductions related to sales	(7,936)	(11,167)	(19,103)

Balance, December 31, 2012	5,418	11,263	16,681
Provision for losses	818	1,697	2,515
Reductions related to sales	(766)	(7,116)	(7,882)

Balance, December 31, 2013	$5,470	$5,844	$11,314

(1)
During 2011, the FDIC changed its methodology such that selling costs are reimbursed at the time of sale rather than at the time of foreclosure. Such amounts will be realized when the related OREO parcels are sold.

NOTE 9—FDIC LOSS SHARING ASSET

        The following table presents changes in the FDIC loss sharing asset for the years indicated:

	Year Ended December 31,
	2013	2012
	(In thousands)
FDIC loss sharing asset, beginning of year	$57,475	$95,187
Addition from the FCAL acquisition	17,241	—
FDIC share of additional losses, net of recoveries	4,969	6,169
Cash received from FDIC	(7,332)	(33,223)
Net amortization	(26,829)	(10,658)

FDIC loss sharing asset, end of year	$45,524	$57,475

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 9—FDIC LOSS SHARING ASSET (Continued)

        The following table presents information about the composition of the FDIC loss sharing asset, the true-up liability, and the non-single family and the single family covered assets as of the date indicated:

	December 31, 2013
	Affinity Bank	Los Padres Bank	Western Commercial Bank	San Luis Trust Bank	Total
	(In thousands)
FDIC loss sharing asset	$9,732	$22,962	$1,709	$11,121	$45,524

True-up liability	N/A	N/A	$1,522	$5,125	$6,647

Non-single family covered assets(1)	$199,686	$133,201	$16,309	$44,859	$394,055

Single family covered assets	$14,197	$74,367	N/A	$37,997	$126,561

Loss sharing expiration dates:
Non-single family	3rd Quarter 2014	3rd Quarter 2015	4th Quarter 2015	1st Quarter 2016
Single family	3rd Quarter 2019	3rd Quarter 2020	N/A	1st Quarter 2021
Loss recovery expiration dates:
Non-single family	3rd Quarter 2017	3rd Quarter 2018	4th Quarter 2018	1st Quarter 2019
Single family	3rd Quarter 2019	3rd Quarter 2020	N/A	1st Quarter 2021

(1)
Excludes securities.

NOTE 10—PREMISES AND EQUIPMENT, NET

        The following table presents the components of premises and equipment as of the dates indicated:

	December 31,
	2013	2012
	(In thousands)
Land	$6,755	$2,027
Buildings	12,725	5,578
Furniture, fixtures and equipment	31,080	28,272
Leasehold improvements	26,091	23,996

Premises and equipment, gross	76,651	59,873
Less: accumulated depreciation and amortization	(44,216)	(40,370)

Premises and equipment, net	$32,435	$19,503

        Depreciation and amortization expense was $6.0 million, $5.4 million, and $5.4 million for the years ended December 31, 2013, 2012, and 2011, respectively.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 10—PREMISES AND EQUIPMENT, NET (Continued)

        We have obligations under a number of noncancelable operating leases for premises and equipment. The following table presents future minimum rental payments under noncancelable operating leases as of December 31, 2013:

Estimated Lease Payments for Year Ending December 31,	Amount
(In thousands)
2014	$17,279
2015	15,055
2016	12,317
2017	9,824
2018	7,461
Thereafter	12,449

Total	$74,385

        Total gross rental expense for the years ended December 31, 2013, 2012, and 2011 was $17.6 million, $16.8 million, and $16.7 million, respectively. Most of the leases provide that the Company pays maintenance, insurance and certain other operating expenses applicable to the leased premises in addition to the monthly rental payments.

        Total rental income for the years ended December 31, 2013, 2012, and 2011, was approximately $750,000, $505,000, and $587,000, respectively. The future minimum rental payments to be received under noncancelable subleases are $2.6 million.

NOTE 11—DEPOSITS

        The following table presents the components of interest-bearing deposits as of the dates indicated:

	December 31,
Deposit Category	2013	2012
	(In thousands)
Interest checking deposits	$620,622	$513,389
Money market deposits	1,458,910	1,282,513
Savings deposits	218,638	153,680
Time deposits under $100,000	225,360	274,622
Time deposits of $100,000 or more	439,011	545,705

Total interest-bearing deposits	$2,962,541	$2,769,909

        Brokered time deposits totaled $49.4 million at December 31, 2013, and $37.7 million at December 31, 2012, all of which were part of the CDARS program. The CDARS program represents deposits that are participated with other FDIC insured financial institutions through the CDARS program as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 11—DEPOSITS (Continued)

        The following table summarizes the maturities of time deposits as of the date indicated:

	December 31, 2013
Year of Maturity	Time Deposits Under $100,000	Time Deposits $100,000 or More	Total Time Deposits	Rate
	(Dollars in thousands)
2014	$173,820	$343,463	$517,283	0.49%
2015	17,200	36,419	53,619	0.82%
2016	29,151	47,769	76,920	0.78%
2017	2,694	7,472	10,166	1.10%
2018	2,425	3,888	6,313	0.78%
2019	70	—	70	0.70%

Total	$225,360	$439,011	$664,371	0.56%

NOTE 12—BORROWINGS AND SUBORDINATED DEBENTURES

  Borrowings

        The following table summarizes our borrowings as of the dates indicated:

	December 31,
	2013		2012
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non-recourse debt	$7,126	6.30%	$12,591	6.28%
Overnight FHLB advances	106,600	0.06%	—	—

Total borrowings	$113,726		$12,591

        The nonrecourse debt represents the payment stream of certain leases sold to third parties. The debt is secured by the equipment in the leases and all interest rates are fixed. As of December 31, 2013, this debt had a weighted average remaining maturity of 2 years.

        The Bank has established secured and unsecured lines of credit. We may borrow funds from time to time on a term or overnight basis from the FHLB, the FRBSF, or other financial institutions.

        FHLB Secured Lines of Credit.    The borrowing arrangements with the FHLB are based on two separate FHLB programs, one collateralized by loans and the other by securities available-for-sale. At December 31, 2013, our FHLB borrowing lines were secured by: (1) a blanket lien on certain qualifying loans in our loan portfolio which were not pledged to the FRBSF, and (2) available-for-sale securities with a carrying value of $10.9 million. As of December 31, 2013, our outstanding balance was $106.6 million, and our aggregate remaining borrowing capacity under the FHLB secured borrowing lines was $1.2 billion. There was no balance outstanding at December 31, 2012.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 12—BORROWINGS AND SUBORDINATED DEBENTURES (Continued)

        Federal Funds Arrangements with Commercial Banks.    As of December 31, 2013, 2012, the Bank had unsecured lines of credit with correspondent banks, subject to availability, in the amount of $80.0 million. These lines are renewable annually and have no unused commitment fees. As of December 31, 2013 and 2012, there were no balances outstanding.

        FRBSF Secured Line of Credit.    The Bank has a secured line of credit with the FRBSF. The secured borrowing capacity is collateralized by liens covering $702.6 million of certain qualifying loans. As of December 31, 2013, our secured FRBSF borrowing capacity was $563.6 million. As of December 31, 2013 and 2012, there were no balances outstanding.

  Subordinated Debentures

        The Company had an aggregate of $132.6 million and $108.3 million in subordinated debentures outstanding at December 31, 2013 and 2012, respectively. With the FCAL acquisition, we added $26.8 million of subordinated debentures. These subordinated debentures were issued in separate series and each issuance had a maturity of thirty years from its date of issue. The subordinated debentures are variable-rate instruments and are each callable at par with no prepayment penalty. The subordinated debentures were issued to trusts established by us or entities we have acquired, which in turn issued trust preferred securities, which totaled $131.0 million at December 31, 2013. The proceeds of the subordinated debentures were used primarily to fund several of our acquisitions and to augment regulatory capital.

        See Note 20, Dividend Availability and Regulatory Matters, for information regarding the regulatory capital treatment of trust preferred securities and the payment of interest on subordinated debentures.

        The following table summarizes the terms of each issuance of the subordinated debentures outstanding as of the dates indicated:

	December 31,
	2013		2012
					Date Issued	Maturity Date		Next Reset Date
Series	Amount	Rate(1)	Amount	Rate(2)			Rate Index
	(Dollars in thousands)
Trust V	$10,310	3.34%	$10,310	3.41%	8/15/03	9/17/33	3 month LIBOR + 3.10	3/13/14
Trust VI	10,310	3.29%	10,310	3.36%	9/3/03	9/15/33	3 month LIBOR + 3.05	3/12/14
Trust CII	5,155	3.19%	5,155	3.26%	9/17/03	9/17/33	3 month LIBOR + 2.95	3/13/14
Trust VII	61,856	2.99%	61,856	3.05%	2/5/04	4/23/34	3 month LIBOR + 2.75	4/28/14
Trust CIII	20,619	1.93%	20,619	2.00%	8/15/05	9/15/35	3 month LIBOR + 1.69	3/12/14
Trust FCCI(3)	16,495	1.84%	—	—	1/25/07	3/15/37	3 month LIBOR + 1.60	3/12/14
Trust FCBI(3)	10,310	1.79%	—	—	9/30/05	12/15/35	3 month LIBOR + 1.55	3/12/14

Gross subordinated debentures	135,055		108,250
Unamortized discount(4)	(2,410)		—

Net subordinated debentures	$132,645		$108,250

(1)
As of January 28, 2014.

(2)
As of January 28, 2013.

(3)
Acquired in the FCAL acquisition.

(4)
Amount represents the fair value adjustment on trusts acquired in the FCAL acquisition.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 13—COMMITMENTS AND CONTINGENCIES

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

        The following presents a summary of the financial instruments described above as of the dates indicated:

	December 31,
	2013	2012
	(In thousands)
Total loan commitments to extend credit	$1,001,740	$849,607
Standby letters of credit	39,200	27,534
Commitments to purchase equipment being acquired for lease to others	8,475	4,399

	$1,049,415	$881,540

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

        In addition, the Company has investments in low income housing project partnerships, which provide the Company income tax credits, and in a few small business investment companies. The investments call for capital contributions up to an amount specified in the partnership agreements. As of December 31, 2013 and 2012, the Company had commitments to contribute capital to these entities totaling $11.0 million and $10.8 million, respectively.

  Legal Matters

        In the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business. The outcome of such legal actions and the timing of ultimate resolution are inherently difficult to predict. In the opinion of management, based upon information currently available to us, any resulting liability, in addition to amounts already accrued, taking into consideration insurance which may be applicable, would not have a material adverse effect on the Company's financial statements or operations.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

  FCAL-Related Litigation

        As set forth below, there are a number of litigation matters pending against FCB, the defense of which PacWest has assumed.

        Fourteen lawsuits have been filed in the Superior Court of the State of California, County of Los Angeles against FCB, among others, by various former clients of political campaign and non-profit organization treasurer Kinde Durkee. The lawsuits are entitled (i) Wardlaw, et al. v. First California Bank, et al. (Case No. SC 114232), filed September 23, 2011; (ii) Lou Correa for State Senate, Orange County's Youth et al. v. First California Bank, et al. (Case No. BC 479872), filed February 29, 2012; (iii) Committee(s) to Re-elect Lorreta Sanchez, Linda Sanchez, and Susan Davis, et al. v. First California Bank, et al. (Case No. BC 479873), filed February 29, 2012; (iv) Holden for Assembly v. First California Bank, et al. (Case No. BC 489604), filed August 3, 2012; (v) Latino Diabetes Ass'n v. First California Bank, et al. (Case No. BC 489605), filed August 3, 2012; (vi) Jose Solorio Assembly Officeholder Committee, et al. v. First California Bank, et al. (Case No. 492855), filed September 27, 2012; (vii) Foster for Treasurer 2014, et al. v. First California Bank, et al. (Case No. BC 492878), filed September 27, 2012; (viii) Los Angeles County Democratic Central Committee, et al. v. First California Bank, et al. (Case No. BC 492854), filed September 27, 2012; (ix) FCAL v. 68th AD Democratic PAC, et al. (Case No. : BC470812), filed September 23, 2011(the "Interpleader Action"); (x) First California Bank v. Shallman, John, Shallman Communication/John D. Shallman v. FCB (Case No. LC099226), filed December 11, 2012; (xi) National Popular Vote, et al. v. First California Bank, et al. (Case No. BC501213) filed February 19, 2013; (xii) Zine v. First California Bank, et al. (Case No. BC504476), filed April 2, 2013; (xiii) Rothman, Elliott v. FCAL (Case No. BC511180), filed June 5, 2013; and (xiv) Ted Lieu as Treasurer for Ted Lieu for Assembly 2008 v. First California Bank (Case No. BC470182), filed November 18, 2011.

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

        On June 18, 2012, FCB moved for summary judgment in the Interpleader Action. At hearings held in late 2012 and early 2013, the Superior Court entered summary judgment with respect to a majority of the accounts at issue. Those sums have been paid by the Superior Court to the former

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

accountholders. There still remains a total of $99,884.79 on deposit with the Court in the Interpleader Action.

        In September 2013, Durkee pled guilty to mail fraud resulting in a judgment of $9.7 million being entered against her. The parties participated in a mediation on October 16, 2013, which did not result in settlement of any claims. Thereafter, at a Further Status Conference on December 19, 2013, the Court scheduled a jury trial on August 13, 2014 as to the following cases: Orange County's Youth, Latino Diabetes Association, Jose Solorio Assembly Officeholder Committee, Holden for Assembly, and Committee(s) to Re-elect Lorreta Sanchez, Linda Sanchez, and Susan Davis.

  CapitalSource Merger-Related Litigation

        Since July 24, 2013, 11 putative stockholder class action lawsuits (the "Merger Litigations") were filed against PacWest and certain other defendants in connection with PacWest entering into the CapitalSource Merger Agreement in which PacWest agreed to acquire CapitalSource. The CapitalSource Merger Agreement was publicly announced on July 22, 2013. Five of the 11 actions were filed in Superior Court of California, Los Angeles County: (1) Engel v. CapitalSource, Inc. et al., Case No. BC516267, filed on July 24, 2013; (2) Miller v. Fremder et al., Case No. BC516590, filed on July 29, 2013; (3) Basu v. CapitalSource, Inc. et al., Case No. BC516775, filed on July 31, 2013; (4) Holliday v. PacWest Bancorp et al., Case No. BC517209, filed on August 5, 2013 and (5) Iron Workers Mid-South Pension Fund v. CapitalSource Inc. et al., Case No. BC517698, filed on August 8, 2013 (collectively, the "California Actions"). The other six actions were filed in the Court of Chancery of the State of Delaware: (1) Fosket v. Byrnes et al., Case No. 8765, filed on August 1, 2013; (2) Bennett v. CapitalSource, Inc. et al., Case No. 8770, filed on August 2, 2013; (3) Chalfant v. CapitalSource et al., Case No. 8777, filed on August 6, 2013; (4) Oliveira v. CapitalSource, Inc. et al., Case No. 8779, filed on August 7, 2013; (5) Desai v. CapitalSource, Inc. et al., Case No. 8804, filed on August 13, 2013; and (6) Fattore v. CapitalSource, Inc. et al., Case No. 8927, filed on September 19, 2013 (collectively, the "Delaware Actions").

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

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

        On December 20, 2013, the parties in the California and Delaware Actions entered into a Memorandum of Understanding setting forth the terms of an agreement in principle to settle both the California and Delaware Actions, subject to certain conditions and future occurrences. A further status conference is set in the California Actions for May 5, 2014. The Company expects to appear in the Delaware Actions for Court approval in the event a settlement is finalized by the parties. At this stage, it is not possible to predict the outcome of the proceedings or their impact on CapitalSource or the Company.

NOTE 14—FAIR VALUE MEASUREMENTS

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 14—FAIR VALUE MEASUREMENTS (Continued)

        The following tables present information on the assets measured and recorded at fair value on a recurring basis as of the dates indicated:

	Fair Value Measurement as of December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Measured on a Recurring Basis:
Securities available-for-sale:
Government agency and government-sponsored enterprise residential mortgage-backed securities	$900,061	$—	$900,061	$—
Covered private label CMOs	37,904	—	—	37,904
Municipal securities	436,658	—	436,658	—
Corporate debt securities	82,707	—	82,707	—
Government-sponsored enterprise debt securities	9,872	—	9,872	—
Other securities	27,543	507	27,036	—

	$1,494,745	$507	$1,456,334	$37,904

	Fair Value Measurement as of December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Measured on a Recurring Basis:
Securities available-for-sale:
Government agency and government-sponsored enterprise residential mortgage-backed securities	$909,536	$—	$909,536	$—
Covered private label CMOs	44,684	—	—	44,684
Municipal securities	348,041	—	348,041	—
Corporate debt securities	42,365	—	42,365	—
Other securities	10,759	8,985	1,774	—

	$1,355,385	$8,985	$1,301,716	$44,684

        There were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a recurring basis during 2013.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 14—FAIR VALUE MEASUREMENTS (Continued)

        The following table presents information about quantitative inputs and assumptions used to evaluate the fair values provided by our third party pricing service for our Level 3 covered private label CMOs measured at fair value on a recurring basis as of December 31, 2013:

Covered Private Label CMO's: Unobservable Inputs	Range of Inputs	Weighted Average Input
Voluntary annual prepayment speeds	0% - 34.4%	5.9%
Annual default rates	0% - 42.5%	3.0%
Loss severity rates	0% - 64.6%	29.9%
Discount rates	0% - 11.1%	5.2%

        The following table presents activity for assets measured at fair value on a recurring basis that are categorized as Level 3 for the years indicated:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Covered private label CMOs, beginning of year	$44,684	$45,149	$50,437
Total realized in earnings(1)	1,938	340	2,097
Total unrealized gain (loss) in comprehensive income	(1,204)	4,883	(846)
Net settlements	(7,514)	(5,688)	(6,539)

Covered private label CMOs, end of year	$37,904	$44,684	$45,149

(1)
Includes other-than-temporary impairment loss of $1.1 million for 2012.

        The following tables present assets measured at fair value on a non-recurring basis as of the dates indicated:

	Fair Value Measurement as of December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Measured on a Non-Recurring Basis:
Non-PCI impaired loans	$40,886	$—	$2,051	$38,835
Non-covered other real estate owned	9,062	—	7,084	1,978
Covered other real estate owned	1,815	—	1,700	115
SBA loan servicing asset	807	—	—	807

	$52,570	$—	$10,835	$41,735

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 14—FAIR VALUE MEASUREMENTS (Continued)

	Fair Value Measurement as of December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Measured on a Non-Recurring Basis:
Non-PCI impaired loans	$102,207	$—	$4,975	$97,232
Non-covered other real estate owned	7,945	—	—	7,945
Covered other real estate owned	4,893	—	2,599	2,294
SBA loan servicing asset	1,000	—	—	1,000

	$116,045	$—	$7,574	$108,471

        The following table presents gains and (losses) recognized on assets measured on a nonrecurring basis for the years indicated:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Gain (Loss) on Assets Measured on a Non-Recurring Basis:
Non-covered impaired loans	$(1,206)	$(5,582)	$(22,796)
Non-covered other real estate owned	(726)	(2,824)	(4,381)
Covered other real estate owned	(319)	(1,096)	(9,275)
SBA loan servicing asset	12	4	2

Total net loss	$(2,239)	$(9,498)	$(36,450)

        The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of December 31, 2013:

Asset	Fair Value (in 000's)	Valuation Methodology	Unobservable Inputs	Range	Weighted Average
Impaired loans(1)	$37,672	Discounted cash flow	Discount rates	4.06% - 8.81%	6.29%
OREO	$2,093	Appraisals	Discount, including 8% for selling costs	12% - 30%	13%
SBA loan servicing asset	$807	Discounted cash flow	Prepayment speeds	3.40% - 16.34%	(2)
			Discount rates	9.63% - 13.42%	(2)

(1)
Excludes $1.2 million of impaired loans with balances of $250,000 or less.

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

NOTE 14—FAIR VALUE MEASUREMENTS (Continued)

        The following tables present a summary of the carrying values and estimated fair values of certain financial instruments as of the dates indicated:

	December 31, 2013
		Estimated Fair Value
	Carrying or Contract Amount
		Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$96,424	$96,424	$96,424	$—	$—
Interest-earning deposits in financial institutions	50,998	50,998	50,998	—	—
Securities available-for-sale	1,494,745	1,494,745	507	1,456,334	37,904
Investment in FHLB stock	27,939	27,939	—	27,939	—
Loans and leases, net	4,230,318	4,231,078	—	2,051	4,229,027
SBA loan servicing asset	807	807	—	—	807
Financial Liabilities:
Deposits
Demand, money market, interest checking, and savings deposits	4,616,616	4,616,616	—	4,616,616	—
Time deposits	664,371	665,148	—	665,148	—
Borrowings	113,726	113,726	106,600	7,126	—
Subordinated debentures	132,645	132,498	—	132,498	—

	December 31, 2012
		Estimated Fair Value
	Carrying or Contract Amount
		Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$89,011	$89,011	$89,011	$—	$—
Interest-earning deposits in financial institutions	75,393	75,393	75,393	—	—
Securities available-for-sale	1,355,385	1,355,385	8,985	1,301,716	44,684
Investment in FHLB stock	37,126	37,126	—	37,126	—
Loans and leases, net	3,498,329	3,551,674	—	4,975	3,546,699
SBA loan servicing asset	1,000	1,000	—	—	1,000
Financial Liabilities:
Deposits:
Demand, money market, interest checking, and savings deposits	3,888,794	3,888,794	—	3,888,794	—
Time deposits	820,327	823,912	—	823,912	—
Borrowings	12,591	12,611	—	12,611	—
Subordinated debentures	108,250	108,186	—	108,186	—

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 14—FAIR VALUE MEASUREMENTS (Continued)

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

        Securities available-for-sale.    Securities available-for-sale are measured and carried at fair value on a recurring basis. Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated other comprehensive income in the consolidated balance sheets. See Note 6, Investment Securities, for further information on unrealized gains and losses on securities available-for-sale.

        Fair value for securities categorized as Level 1, which are publicly traded securities, are based on readily available quoted prices. In determining the fair value of the securities categorized as Level 2, we obtain a report from a nationally recognized broker-dealer detailing the fair value of each investment security we hold as of each reporting date. The broker-dealer uses observable market information to value our securities, with the primary source being a nationally recognized pricing service. We review the market prices provided by the broker-dealer for our securities for reasonableness based on our understanding of the marketplace and we consider any credit issues related to the securities. As we have not made any adjustments to the market quotes provided to us and they are based on observable market data, they have been categorized as Level 2 within the fair value hierarchy.

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

NOTE 14—FAIR VALUE MEASUREMENTS (Continued)

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

        Non-PCI impaired loans.    Nonaccrual loans and performing restructured loans are considered impaired for reporting purposes and are measured and recorded at fair value on a non-recurring basis. Non-PCI nonaccrual loans with an unpaid principal balance over $250,000 and all performing restructured loans are reviewed individually for the amount of impairment, if any. Non-PCI nonaccrual loans with an unpaid principal balance of $250,000 or less are evaluated for impairment collectively.

        To the extent a loan is collateral dependent, we measure such impaired loan based on the estimated fair value of the underlying collateral. The fair value of each loan's collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 2 measurement. The Level 2 measurement is based on appraisals obtained within the last 12 months and for which a charge-off was recognized or a change in the specific valuation allowance was made during the year ended December 31, 2013.

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

        The Non-PCI impaired loan balances shown above represent those nonaccrual and restructured loans for which impairment was recognized during 2013 and 2012. The amounts shown as net losses include the impairment recognized during the years ended December 31, 2013, 2012, and 2011, for the loan balances shown. Of the $46.8 million of nonaccrual loans at December 31, 2013, $2.0 million were written down to their collateral fair values through charge-offs during 2013.

        Other real estate owned.    The fair value of foreclosed real estate, both non-covered and covered, is generally based on estimated market prices from independently prepared current appraisals or negotiated sales prices with potential buyers, less estimated costs to sell; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement on a nonrecurring basis. As a matter of policy, appraisals are required annually and may be updated more frequently as circumstances require in the opinion of management. The Level 2 measurement for OREO is based on appraisals obtained within the last 12 months and for which a write-down was recognized in 2013 and 2012.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 14—FAIR VALUE MEASUREMENTS (Continued)

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

        Borrowings.    Borrowings include overnight FHLB advances and other fixed-rate term borrowings. Borrowings are carried at amortized cost. The fair value of overnight FHLB advances is equal to the carrying value and considered Level 1. The fair value of fixed-rate borrowings is calculated by discounting scheduled cash flows through the estimated maturity or call dates, if applicable, using estimated market discount rates that reflect current rates offered for borrowings with similar remaining maturities and characteristics and are considered Level 2.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 14—FAIR VALUE MEASUREMENTS (Continued)

  Limitations

        Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of December 31, 2013 and 2012, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

NOTE 15—INCOME TAXES

        The following table presents the components of income tax expense for the years indicated:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Current Income Tax (Expense) Benefit:
Federal	$(29,591)	$(24,177)	$(15,129)
State	(7,667)	(1,825)	(9,562)

Total current income tax expense	(37,258)	(26,002)	(24,691)

Deferred Income Tax (Expense) Benefit:
Federal	9,099	(2,550)	(11,726)
State	(1,586)	(8,143)	(383)

Total deferred income tax benefit (expense)	7,513	(10,693)	(12,109)

Total income tax expense	$(29,745)	$(36,695)	$(36,800)

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 15—INCOME TAXES (Continued)

        The following table presents a reconciliation of the recorded income tax expense to the amount of taxes computed by applying the applicable federal statutory income tax rate of 35% to earnings or loss before income taxes:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Computed expected income tax expense at federal statutory rate	$(26,201)	$(32,724)	$(30,626)
State tax expense, net of federal tax benefit	(6,014)	(6,479)	(6,464)
Tax-exempt interest benefit	3,979	1,847	406
Increase in cash surrender value of life insurance	407	442	504
Tax credits	2,480	1,313	556
Nondeductible employee compensation	(4,730)	(322)	(572)
Nondeductible acquisition-related expense	(1,196)	(532)	—
Acquisition-related securities gain	1,828	—	—
Other, net	(298)	(240)	(604)

Recorded income tax expense	$(29,745)	$(36,695)	$(36,800)

        The Company had net income taxes receivable of $39.6 million and $30.0 million at December 31, 2013 and 2012, respectively, included in other assets on its consolidated balance sheets.

        The Company had available at December 31, 2013, approximately $34,000 of unused federal net operating loss carryforwards that may be applied against future taxable income through 2022. The Company had available at December 31, 2013, approximately $658,000 of unused state net operating loss carryforwards that may be applied against future taxable income through 2033. Utilization of the net operating loss and other carryforwards are subject to annual limitations set forth in Section 382 of the Internal Revenue Code.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 15—INCOME TAXES (Continued)

        The following table presents the tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of the dates indicated:

	December 31,
	2013	2012
	(In thousands)
Deferred Tax Assets:
Book allowance for loan losses in excess of tax specific charge-offs	$45,840	$31,602
Interest on nonaccrual loans	444	473
Deferred compensation	4,541	3,727
Premises and equipment, principally due to differences in depreciation	3,643	2,457
OREO valuation allowance	9,784	7,398
Assets acquired in FDIC-assisted acquisition	16,375	19,170
State tax benefit	2,368	247
Accrued liabilities	16,629	10,126
Other	7,846	10,934
Goodwill	6,595	3,846
Deferred loan fees and costs	378	—
Unrealized loss on securities available-for-sale	2,424	—

Gross deferred tax assets	116,867	89,980

Deferred Tax Liabilities:
Core deposit and customer relationship intangibles	6,022	5,004
Deferred loan fees and costs	—	296
Unrealized gain on securities available-for-sale	—	23,824
FHLB stock and dividends	7,123	7,557
Unrealized income from FDIC-assisted acquisition	24,086	23,614

Gross deferred tax liabilities	37,231	60,295

Total net deferred tax asset	$79,636	$29,685

        Based upon our taxpaying history and estimates of taxable income over the years in which the items giving rise to the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

        Our evaluation of tax positions was performed for those tax years that remain open to audit. As of December 31, 2013, all the federal returns filed since 2008 and state returns filed since 2008 are subject to adjustment upon audit.

        We had no unrecognized net tax benefit positions at December 31, 2013, 2012 and 2011, respectively. While the amount of unrecognized tax benefits may change in the next twelve months, the Company does not expect this change to have a material impact on the results of operations or the financial position of the Company. We may from time to time be assessed interest or penalties by taxing authorities, although any such assessments historically have been minimal and immaterial to our financial results. In the event we are assessed for interest and/or penalties, such amounts will be classified in the financial statements as income tax expense.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 16—EARNINGS PER SHARE

        The following table presents a summary of the calculation of basic and diluted net earnings per share for the years indicated:

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Basic Earnings Per Share:
Net earnings from continuing operations	$45,477	$56,801	$50,704
Less: earnings allocated to unvested restricted stock(1)	(1,096)	(1,845)	(2,072)

Net earnings from continuing operations allocated to common shares	44,381	54,956	48,632
Net loss from discontinued operations allocated to common shares	(348)	—	—

Net earnings allocated to common shares	$44,033	$54,956	$48,632

Weighted-average basic shares and unvested restricted stock outstanding	42,506	37,370	37,142
Less: weighted-average unvested restricted stock outstanding	(1,683)	(1,685)	(1,651)

Weighted-average basic shares outstanding	40,823	35,685	35,491

Basic earnings per share:
Net earnings from continuing operations	$1.09	$1.54	$1.37
Net loss from discontinued operations	(0.01)	—	—

Net earnings	$1.08	$1.54	$1.37

Diluted Earnings Per Share:
Net earnings from continuing operations allocated to common shares	$44,381	$54,956	$48,632
Net loss from discontinued operations allocated to common shares	(348)	—	—

Net earnings allocated to common shares	$44,033	$54,956	$48,632

Weighted-average basic shares outstanding	40,823	35,685	35,491

Diluted earnings per share:
Net earnings from continuing operations	$1.09	$1.54	$1.37
Net loss from discontinued operations	(0.01)	—	—

Net earnings	$1.08	$1.54	$1.37

(1)
Represents cash dividends paid to holders of unvested restricted stock, net of estimated forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 17—STOCK COMPENSATION PLANS

        The Company's 2003 Stock Incentive Plan, or the 2003 Plan, permits stock-based compensation awards to officers, directors, key employees and consultants. As of December 31, 2013, the 2003 Plan authorized grants of stock-based compensation instruments to purchase or issue up to 6,500,000 shares of authorized but unissued Company common stock, subject to adjustments provided by the 2003 Plan. In May 2013, the Board of Directors approved the equity award of 12,742 common shares to non-employee directors of the Company. Such shares were granted outright and vested immediately with a charge to other noninterest expense of $361,000 at that time. As of December 31, 2013, there were 1,433,647 shares available for grant under the 2003 Plan. At the Special Meeting of Stockholders held on January 13, 2014, our stockholders approved an amendment to the 2003 Plan to increase the aggregate number of shares of Company common stock authorized for grant from 6.5 million shares to 9.0 million shares. As a result of this action, 3,927,147 shares were available for grant as of February 28, 2014.

  Accelerated Vesting of Restricted Stock

        In December 2013, the Company accelerated the vesting of certain restricted stock awards that resulted in a pre-tax charge of $12.4 million ($12.2 million after tax). This action was taken by the Company in order to eliminate an additional $21.0 million of compensation and tax expense related to change in control payments that the Company would have otherwise incurred upon consummation of the CapitalSource merger. Such eliminated expenses relate to tax gross-up payments and the value of lost tax deductions, in each case due to the impact of Sections 280G and 4999 of the Internal Revenue Code as they apply to change in control payments that would have become payable to certain PacWest employees in conjunction with the CapitalSource merger. The restricted stock awards that were vested on an accelerated basis in 2013 would have otherwise vested upon consummation of the CapitalSource merger, and the $12.2 million after-tax charge to earnings that we recorded in December 2013 would have been incurred at that time.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 17—STOCK COMPENSATION PLANS (Continued)

  Restricted Stock

        The following table presents a summary of restricted stock transactions for the years indicated:

	Number of Shares	Weighted Average Grant Date Fair Value (Per Share)
Unvested restricted stock, December 31, 2010	1,230,582	$35.86
Granted	692,900	20.50
Shares issued by the Company upon vesting	(203,174)	30.13
Forfeited	(44,578)	23.56

Unvested restricted stock, December 31, 2011	1,675,730	30.53
Granted	226,400	23.77
Shares issued by the Company upon vesting	(195,871)	21.69
Forfeited	(7,978)	22.31

Unvested restricted stock, December 31, 2012	1,698,281	30.68
Granted	673,900	29.06
Shares issued by the Company upon vesting	(819,461)	24.84
Forfeited	(336,196)	48.92

Unvested restricted stock, December 31, 2013	1,216,524	$28.69

        At December 31, 2013, there were outstanding 609,074 shares of unvested time-based restricted common stock and 607,450 shares of unvested performance-based restricted common stock. The awarded shares of time-based restricted common stock vest over a service period of three to five years from the date of the grant. Of the 607,450 outstanding shares of unvested performance-based restricted stock, 505,944 shares will vest in full on the date the Compensation, Nominating and Governance, or CNG, Committee of the Board of Directors, as Administrator of the 2003 Plan, determines that the Company has achieved certain financial goals established by the CNG Committee as set forth in the grant documents. The remaining 101,506 shares of unvested performance-based restricted stock vest over a period of three years once the performance targets are met. Both time-based and performance-based restricted common stock vest immediately upon a change in control of the Company as defined in the 2003 Plan or upon death of the employee. The vesting date fair values of restricted stock awards that vested during 2013, 2012, and 2011 were $30.9 million, $4.5 million, and $3.7 million, respectively.

        Compensation expense related to time-based restricted stock awards is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. Restricted stock amortization totaled $8.5 million (excluding accelerated vesting of restricted stock of $12.4 million), $5.7 million, and $7.6 million for the years ended December 31, 2013, 2012, and 2011, respectively. Such amounts are included in compensation expense on the accompanying consolidated statements of earnings. The income tax benefit recognized in the consolidated statements of earnings related to this expense was $3.4 million, $2.2 million, and $3.2 million for 2013, 2012, and 2011, respectively. As of December 31, 2013, total unrecognized compensation cost related to unvested time-based restricted stock was $9.2 million. This cost would be recognized over a weighted average period of 1.5 years if the CapitalSource merger is not consummated.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 17—STOCK COMPENSATION PLANS (Continued)

        We are currently not recognizing any compensation expense for 505,944 of the 607,450 shares of performance-based restricted stock as management has concluded that it is improbable that the respective financial targets related to these outstanding stock awards will be met. If and when the attainment of such financial targets is deemed probable in future periods, a catch-up adjustment will be recorded and amortization of such performance-based restricted stock will begin again. The total amount of unrecognized compensation expense related to the 505,944 shares of performance-based restricted stock for which amortization is not being recognized totaled $17.5 million at December 31, 2013. We are recognizing amortization and compensation expense for the remaining 101,506 shares of performance-based restricted stock. The total amount of unrecognized compensation expense related to these shares was $2.4 million at December 31, 2013.

        As noted above, both time-based and performance-based restricted stock vest upon a change in control of the Company. The closing of the CapitalSource merger will trigger restricted stock vesting under the change in control provisions within the 2003 Plan. The remaining unamortized expense will be recognized at that time for those awards where compensation expense is currently being recognized. The expense to be recognized for those performance-based awards where we are not currently recognizing any compensation expense will be the fair value of those shares on the merger closing date.

        The following table summarizes information about outstanding time-based and performance-based restricted stock awards as of the date indicated:

	December 31, 2013
	Number of Shares Outstanding	Weighted Average Grant Date Fair Value (Per Share)	Weighted Average Fair Value(1) (In thousands)	Weighted Average Remaining Contractual Life (Years)
Time-based restricted stock granted in:
2010	56,884	$19.79	$2,402	0.2
2011	190,716	$20.30	8,052	1.4
2012	213,050	$23.74	8,995	1.3
2013	148,424	$29.87	6,266	2.3

Outstanding time-based restricted stock awards	609,074		25,715	1.5

Performance-based restricted stock granted in:
2007	205,000	$54.92	8,655	3.1
2011	291,759	$20.46	12,318	2.2
2013	110,691	$28.74	4,673	3.5

Outstanding performance-based restricted stock awards	607,450		25,646	2.8

Total outstanding restricted stock awards	1,216,524		$51,361	2.1

(1)
Determined using the $42.22 closing price of PacWest common stock on December 31, 2013.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 18—BENEFIT PLANS

  401(K) Plans

        The Company sponsors a defined contribution plan for the benefit of its employees. Participants are eligible to participate immediately as long as they are scheduled to work a minimum of 1,000 hours and are at least 21 years of age. Eligible participants may contribute up to 60% of their annual compensation, not to exceed the dollar limit imposed by the Internal Revenue Code. Employer contributions are determined annually by the Board of Directors in accordance with plan requirements and applicable tax code.

        Expense related to 401(k) matching contributions was $1.3 million, $1.0 million, and $433,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

NOTE 19—STOCKHOLDERS' EQUITY

  Treasury Shares

        As a Delaware corporation, the Company records treasury shares for shares surrendered to the Company resulting from statutory payroll tax obligations arising from the vesting of restricted stock. During 2013, the Company purchased 351,640 treasury shares at a weighted average price of $38.50 per share. During 2012, the Company purchased 63,681 treasury shares at a weighted average price of $23.17 per share. During 2011, the Company purchased 80,173 treasury shares at a weighted average price of $18.27 per share.

  Accumulated Other Comprehensive Income

        The following table provides information about reclassification adjustments from accumulated other comprehensive income ("AOCI") for the year indicated:

Year Ended December 31, 2013
AOCI Component:	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
(In thousands)
Unrealized gains on available-for-sale securities:
	$137	Gain on sale of securities
	5,222	Acquisition-related securities gain(1)

	5,359	Total before tax
	(58)	Income tax expense

Total reclassification for the year	$5,301	Net of tax

(1)
Non-taxable gain on equity interest in FCAL common stock at its fair value as of the FCAL acquisition date.

NOTE 20—DIVIDEND AVAILABILITY AND REGULATORY MATTERS

        Holders of Company common stock are entitled to receive dividends declared by the Board of Directors out of funds legally available under state law governing the Company and certain federal laws and regulations governing the banking and financial services business. Our ability to pay dividends to our stockholders is subject to the restrictions set forth in Delaware General Corporation Law and

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 20—DIVIDEND AVAILABILITY AND REGULATORY MATTERS (Continued)

certain covenants contained in the indentures governing trust preferred securities issued by us or entities that we have acquired. Notification to the Board of Governors of the Federal Reserve System ("FRB") is also required prior to our declaring and paying dividends during any period in which our quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. Should the FRB object to payment of dividends, we would not be able to make the payment until approval is received or we no longer need to provide notice under applicable regulations.

        It is possible, depending upon the financial condition of the Bank, and other factors, that the FRB, the FDIC or the California Department of Business Oversight, Division of Financial Institutions ("DBO"), could assert that payment of dividends or other payments is an unsafe or unsound practice. Pacific Western is subject to restrictions under certain federal and state laws and regulations governing banks which limit its ability to transfer funds to the holding company through intercompany loans, advances or cash dividends. Dividends paid by state banks such as Pacific Western are regulated by the DBO under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DBO as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net earnings for three previous fiscal years less any dividend paid during such period. During 2013, PacWest received $48.0 million in dividends from the Bank. For the foreseeable future, dividends from the Bank to PacWest will require DBO approval.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 20—DIVIDEND AVAILABILITY AND REGULATORY MATTERS (Continued)

        Bank holding companies considered to be "adequately capitalized" are required to maintain a minimum total risk-based capital ratio of 8%, a minimum Tier 1 risk-based capital ratio of 4.0%, and a minimum leverage ratio of 4.0%. Bank holding companies considered to be "well capitalized" must maintain a minimum total risk-based capital ratio of 10.0%, a minimum Tier 1 risk-based capital ratio of 6.0%, and a minimum leverage ratio of 5%. As of December 31, 2013, the most recent notification date to the regulatory agencies, the Company and the Bank are each "well capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Company's or any of the Bank's categories.

        Management believes, as of December 31, 2013, that we have met all capital adequacy requirements to which we are subject.

        Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are deducted from regulatory capital. At December 31, 2013, such amount was $3.8 million for the Company and $3.3 million for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future.

        The following table presents actual capital amounts and ratios for the Company and the Bank as of the dates indicated:

			Well Capitalized Minimum Requirement
	Actual
					Excess Capital Amount
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2013:
Tier I capital (to average assets):
PacWest Bancorp Consolidated	$718,800	11.22%	$320,405	5.00%	$398,395
Pacific Western Bank	690,440	10.79	319,999	5.00	370,441
Tier I capital (to risk-weighted assets):
PacWest Bancorp Consolidated	718,800	15.12	285,163	6.00	433,637
Pacific Western Bank	690,400	14.54	284,825	6.00	405,575
Total capital (to risk-weighted assets):
PacWest Bancorp Consolidated	778,582	16.38	475,271	10.00	303,311
Pacific Western Bank	750,152	15.80	474,708	10.00	275,444
December 31, 2012:
Tier I capital (to average assets):
PacWest Bancorp Consolidated	$570,082	10.53%	$270,694	5.00%	$299,388
Pacific Western Bank	528,151	9.78	269,901	5.00	258,250
Tier I capital (to risk-weighted assets):
PacWest Bancorp Consolidated	570,082	15.17	225,541	6.00	344,541
Pacific Western Bank	528,151	14.10	224,778	6.00	303,373
Total capital (to risk-weighted assets):
PacWest Bancorp Consolidated	617,702	16.43	375,901	10.00	241,801
Pacific Western Bank	575,614	15.36	374,630	10.00	200,984

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 20—DIVIDEND AVAILABILITY AND REGULATORY MATTERS (Continued)

        The Company issued subordinated debentures to trusts that were established by us or entities that we have acquired, which, in turn, issued trust preferred securities, which totaled $131.0 million at December 31, 2013. The Company includes in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less goodwill, net of any related deferred income tax liability. At December 31, 2013, the amount of trust preferred securities included in Tier I capital was $131.0 million. Our existing trust preferred securities are currently grandfathered as Tier 1 capital under the Dodd-Frank Wall Street Reform and Consumer Protection Act. However, under new capital rules approved in July 2013 by the FRB and FDIC, if the Company completes the CapitalSource merger or any subsequent acquisition such that, upon completion of such transaction, the Company exceeds $15 billion in consolidated total assets, beginning in 2015, only 25% of the Company's $131.0 million of trust preferred securities currently outstanding will be included in Tier 1 capital, and in 2016, none of the Company's trust preferred securities will be included in Tier 1 capital. Further, under such rules, trust preferred securities no longer included in the Company's Tier 1 capital may be included as a component of Tier 2 capital on a permanent basis without phase-out. If trust preferred securities are excluded from regulatory capital at December 31, 2013, we remain "well capitalized."

        Interest payments made by the Company on subordinated debentures are considered dividend payments under the FRB regulations and subject to the same notification requirements for declaring and paying dividends on common stock.

NOTE 21—BUSINESS SEGMENTS

        The Company's reportable segments consist of "Banking," "Asset Financing," and "Other." At December 31, 2013, the Other segment consisted of the PacWest Bancorp holding company and other elimination and reconciliation entries.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 21—BUSINESS SEGMENTS (Continued)

        The following tables present information regarding our business segments as of and for the years indicated:

	December 31, 2013
Balance Sheet Data	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Loans and leases, net of unearned income	$3,837,475	$474,877	$—	$4,312,352
Allowance for loan and lease losses	(75,498)	(6,536)	—	(82,034)

Total loans and leases, net	$3,761,977	$468,341	$—	$4,230,318

Goodwill(1)	$183,065	$25,678	$—	$208,743
Core deposit and customer relationship intangibles, net	15,331	1,917	—	17,248
Total assets	6,004,067	519,675	9,621	6,533,363
Total deposits(2)	5,302,822	—	(21,835)	5,280,987

(1)
The increase in the Banking segment's goodwill during 2013 was due primarily to $129.1 million from the FCAL acquisition.

(2)
The negative balance for total deposits in the "Other" segment represents the elimination of holding company cash held in deposit accounts at the Bank.

	December 31, 2012
Balance Sheet Data	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Loans and leases, net of unearned income	$3,175,165	$415,132	$—	$3,590,297
Allowance for loan and lease losses	(87,538)	(4,430)	—	(91,968)

Total loans and leases, net	$3,087,627	$410,702	$—	$3,498,329

Goodwill	$54,188	$25,678	$—	$79,866
Core deposit and customer relationship intangibles, net	12,151	2,572	—	14,723
Total assets	4,991,927	451,557	20,174	5,463,658
Total deposits(1)	4,737,593	—	(28,472)	4,709,121

(1)
The negative balance for total deposits in the "Other" segment represents the elimination of holding company cash held in deposit accounts at the Bank.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 21—BUSINESS SEGMENTS (Continued)

	Year Ended December 31, 2013
Results of Operations	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$261,492	$48,422	$—	$309,914
Intersegment interest income (expense)	1,525	(1,525)	—	—
Other interest expense	(7,873)	(532)	(3,796)	(12,201)

Net interest income	255,144	46,365	(3,796)	297,713

Negative provision (provision) for credit losses	8,079	(3,869)	—	4,210

FDIC loss sharing expense	(26,172)	—	—	(26,172)
Acquisition-related securities gain	—	—	5,222	5,222
Other noninterest income	21,532	3,558	104	25,194

Total noninterest income	(4,640)	3,558	5,326	4,244

Accelerated vesting of restricted stock	(12,420)	—	—	(12,420)
OREO income (expense)	1,503	—	—	1,503
Intangible asset amortization	(4,748)	(654)	—	(5,402)
Acquisition and integration costs	(28,132)	—	(260)	(28,392)
Other noninterest expense	(156,600)	(23,575)	(5,801)	(185,976)

Total noninterest expense	(200,397)	(24,229)	(6,061)	(230,687)

Earnings (loss) from continuing operations before income taxes	58,186	21,825	(4,531)	75,480
Income tax (expense) benefit	(24,940)	(9,101)	4,038	(30,003)

Net earnings (loss) from continuing operations	33,246	12,724	(493)	45,477

Loss from discontinued operations before income taxes	(620)	—	—	(620)
Income tax benefit	258	—	—	258

Net loss from discontinued operations	(362)	—	—	(362)

Net earnings (loss)	$32,884	$12,724	$(493)	$45,115

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 21—BUSINESS SEGMENTS (Continued)

	Year Ended December 31, 2012
Results of Operations	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$251,720	$44,395	$—	$296,115
Intersegment interest income (expense)	2,055	(2,055)	—	—
Other interest expense	(15,043)	(884)	(3,721)	(19,648)

Net interest income	238,732	41,456	(3,721)	276,467

Negative provision (provision) for credit losses	14,585	(1,766)	—	12,819

FDIC loss sharing expense	(10,070)	—	—	(10,070)
Other noninterest income	21,811	4,017	114	25,942

Total noninterest income	11,741	4,017	114	15,872

OREO expense	(10,931)	—	—	(10,931)
Intangible asset amortization	(5,898)	(428)	—	(6,326)
Acquisition and integration costs	(4,089)	—	—	(4,089)
Debt termination expense	(24,195)	—	1,597	(22,598)
Other noninterest expense	(138,640)	(23,502)	(5,576)	(167,718)

Total noninterest expense	(183,753)	(23,930)	(3,979)	(211,662)

Earnings (loss) before income taxes	81,305	19,777	(7,586)	93,496
Income tax (expense) benefit	(31,542)	(8,327)	3,174	(36,695)

Net earnings (loss)	$49,763	$11,450	$(4,412)	$56,801

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 21—BUSINESS SEGMENTS (Continued)

	Year Ended December 31, 2011
Results of Operations	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$276,734	$18,550	$—	$295,284
Intersegment interest income (expense)	1,226	(1,226)	—	—
Other interest expense	(27,720)	—	(4,923)	(32,643)

Net interest income	250,240	17,324	(4,923)	262,641

Provision for credit losses	(26,520)	(50)	—	(26,570)

FDIC loss sharing income	7,776	—	—	7,776
Other noninterest income	22,833	660	157	23,650

Total noninterest income	30,609	660	157	31,426

OREO expense	(10,676)	—	—	(10,676)
Intangible asset amortization	(8,264)	(164)	—	(8,428)
Acquisition and integration costs	(600)	—	—	(600)
Other noninterest expense	(141,188)	(10,846)	(8,255)	(160,289)

Total noninterest expense	(160,728)	(11,010)	(8,255)	(179,993)

Earnings (loss) before income taxes	93,601	6,924	(13,021)	87,504
Income tax (expense) benefit	(39,554)	(2,917)	5,671	(36,800)

Net earnings (loss)	$54,047	$4,007	$(7,350)	$50,704

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 22—CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

        The parent company only condensed balance sheets as of December 31, 2013 and 2012 and the related condensed statements of net earnings and condensed statements of cash flows for each of the years in the three-year period ended December 31, 2013 are presented below:

	December 31,
Parent Company Only Condensed Balance Sheets	2013	2012
	(In thousands)
Assets:
Cash and due from banks	$21,835	$28,472
Investments in subsidiaries	911,200	649,656
Other assets	10,341	20,174

Total assets	$943,376	$698,302

Liabilities:
Subordinated debentures	$132,645	$108,250
Other liabilities	1,638	931

Total liabilities	134,283	109,181
Stockholders' equity	809,093	589,121

Total liabilities and stockholders' equity	$943,376	$698,302

	Year Ended December 31,
Parent Company Only Condensed Statements of Earnings	2013	2012	2011
	(In thousands)
Acquisition-related securities gain	$5,222	$—	$—
Debt termination income	—	1,597	—
Miscellaneous income	104	114	157
Dividends from Bank subsidiary	48,000	50,000	25,500

Total income	53,326	51,711	25,657

Interest expense	3,796	3,721	4,923
Operating expenses	6,061	5,576	8,255

Total expenses	9,857	9,297	13,178

Earnings before income taxes and equity in undistributed earnings of subsidiaries	43,469	42,414	12,479
Income tax benefit	4,038	3,174	5,671

Earnings before equity in undistributed earnings of subsidiaries	47,507	45,588	18,150
Equity in undistributed earnings of subsidiaries	(2,392)	11,213	32,554

Net earnings	$45,115	$56,801	$50,704

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 22—CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (Continued)

	Year Ended December 31,
Parent Company Only Condensed Statements of Cash Flows	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net earnings	$45,115	$56,801	$50,704
Adjustments to reconcile net earnings to net cash provided by operating activities:
Acquisition-related securities gain	(5,222)	—	—
Change in other assets	(609)	711	(4,533)
Change in liabilities	4,932	(4,122)	6,262
Tax effect in stockholders' equity of restricted stock vesting	(364)	(102)	501
Earned stock compensation	441	715	3,551
Equity in undistributed (earnings) losses of subsidiaries	2,392	(11,213)	(32,554)

Net cash provided by operating activities	46,685	42,790	23,931

Cash flows from investing activities:
Net cash and cash equivalents acquired in acquisition	857	—	—
Purchases of securities available-for-sale	—	(1,500)	(2,580)

Net cash provided by (used in) investing activities	857	(1,500)	(2,580)

Cash flows from financing activities:
Redemptions of subordinated debentures	—	(18,558)	—
Tax effect in stockholders' equity of restricted stock vesting	364	102	(501)
Restricted stock surrendered	(13,537)	(1,475)	(1,465)
Cash dividends paid	(41,006)	(28,787)	(7,626)

Net cash used in financing activities	(54,179)	(48,718)	(9,592)

Net increase (decrease) in cash and cash equivalents	(6,637)	(7,428)	11,759
Cash and cash equivalents, beginning of year	28,472	35,900	24,141

Cash and cash equivalents, end of year	$21,835	$28,472	$35,900

Supplemental disclosure of noncash investing and financing activities:
Common stock issued for First California Financial Group acquisition	$242,268	$—	$—

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 23—SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

        The following table sets forth our unaudited, quarterly results for the periods indicated:

	Three Months Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(Dollars in thousands, except per share data)
Interest income	$83,856	$85,158	$71,631	$69,269
Interest expense	(2,598)	(2,869)	(3,158)	(3,576)

Net interest income	81,258	82,289	68,473	65,693

Negative provision (provision) for credit losses	1,338	4,167	1,842	(3,137)

FDIC loss sharing expense, net	(10,593)	(7,032)	(5,410)	(3,137)
(Loss) gain on sale of securities	(272)	—	—	409
Acquisition-related securities gain	—	5,222	—	—
Other noninterest income	6,939	6,937	5,613	5,568

Total noninterest income	(3,926)	5,127	203	2,840

Accelerated vesting of restricted stock	(12,420)	—	—	—
Non-covered OREO expense, net	(25)	88	(80)	(313)
Covered OREO expense, net	594	332	94	813
Acquisition and integration costs	(4,253)	(5,450)	(17,997)	(692)
Other noninterest expense	(49,984)	(51,170)	(46,233)	(43,991)

Total noninterest expense	(66,088)	(56,200)	(64,216)	(44,183)

Earnings from continuing operations before income taxes	12,582	35,383	6,302	21,213
Income tax expense	(9,135)	(11,243)	(1,906)	(7,719)

Net earnings from continuing operations	3,447	24,140	4,396	13,494

Earnings (loss) from discontinued operations before income taxes	(578)	39	(81)	—
Income tax (expense) benefit	240	(16)	34	—

Net earnings (loss) from discontinued operations	(338)	23	(47)	—

Net earnings	$3,109	$24,163	$4,349	$13,494

Basic earnings per share:
Net earnings from continuing operations	$0.07	$0.53	$0.11	$0.37
Net earnings	$0.06	$0.53	$0.11	$0.37
Diluted earnings per share:
Net earnings from continuing operations	$0.07	$0.53	$0.11	$0.37
Net earnings	$0.06	$0.53	$0.11	$0.37

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 23—SELECTED QUARTERLY FINANCIAL DATA (Unaudited) (Continued)

	Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(Dollars in thousands, except per share data)
Interest income	$73,702	$75,123	$72,890	$74,400
Interest expense	(4,099)	(4,352)	(4,477)	(6,720)

Net interest income	69,603	70,771	68,413	67,680

Negative provision for credit losses	4,333	2,141	271	6,074

FDIC loss sharing expense, net	(6,022)	(367)	(102)	(3,579)
Gain on sale of securities	1,239	—	—	—
Other-than-temporary impairment loss on covered security	—	—	(1,115)	—
Other noninterest income	6,840	6,049	6,088	6,841

Total noninterest income	2,057	5,682	4,871	3,262

Non-covered OREO expense, net	(316)	(1,883)	(130)	(1,821)
Covered OREO expense, net	461	(4,290)	(2,130)	(822)
Acquisition and integration costs	(1,092)	(2,101)	(871)	(25)
Debt termination expense	—	—	—	(22,598)
Other noninterest expense	(42,578)	(43,383)	(44,454)	(43,629)

Total noninterest expense	(43,525)	(51,657)	(47,585)	(68,895)

Earnings before income taxes	32,468	26,937	25,970	8,121
Income tax expense	(12,576)	(10,849)	(10,413)	(2,857)

Net earnings	$19,892	$16,088	$15,557	$5,264

Earnings per share:
Basic	$0.54	$0.43	$0.42	$0.14
Diluted	$0.54	$0.43	$0.42	$0.14

NOTE 24—RELATED PARTY TRANSACTIONS

        Castle Creek Financial, LLC, or Castle Creek Financial, serves as the exclusive financial advisor for the Company pursuant to a services agreement dated May 18, 2011, between Castle Creek Financial and the Company. Castle Creek Financial is an affiliate of Castle Creek Capital, LLC, which is controlled by the Company's chairman. During 2013, the Bank paid an advisory fee of $1.3 million to Castle Creek Financial in connection with the FCAL acquisition that was completed on May 31, 2013. During 2012, the Bank paid an advisory fee of $448,000 to Castle Creek Financial in connection with the APB acquisition that was completed on August 1, 2012. During 2011, there were no amounts paid by the Company to Castle Creek Financial.

        CapGen Capital Group II LP, or CapGen, is a significant stockholder of the Company and our top tier holding Company. One of the Company's directors is a principal with CapGen and, pursuant to an agreement, 80% of his board service fees are remitted to CapGen Financial, LLC. In addition, in lieu of the stock awards with a value of $30,000 on the date of grant in 2013, 2012 and 2011 for non-employee directors, 80% of such value was remitted in cash to CapGen Financial, LLC. The

PACWEST BANCORP AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

NOTE 24—RELATED PARTY TRANSACTIONS (Continued)

Company paid CapGen Financial, LLC $72,000 related to board service fees for each of 2013, 2012, and 2011.

        As of December 31, 2013 and 2012, there were no loans outstanding to any members of our board of directors or executive management. Such parties' deposits as of those dates totaled $3.6 million and $4.2 million, respectively, and bear market rates and terms.

NOTE 25—SUBSEQUENT EVENTS (Unaudited)

  Dividend Approval

        On February 12, 2014, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.25 per common share payable on March 5, 2014, to stockholders of record at the close of business on February 24, 2014.

        We have evaluated events that have occurred subsequent to December 31, 2013 and have concluded there are no subsequent events that would require recognition in the accompanying consolidated financial statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of December 31, 2013 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        (b)    Management's Report on Internal Control over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

        Report of the Registered Public Accounting Firm.    KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

        (c)    Changes in Internal Control Over Financial Reporting.    There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information required by this Item regarding the Company's directors and executive officers, and corporate governance, including information with respect to beneficial ownership reporting compliance, will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2014 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to the registrant's Code of Business Conduct and Ethics that applies to its employees, including its senior financial officers, is included in Part I of this Annual Report on Form 10-K under "Item 1. Business—Available Information."

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2014 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item regarding security ownership of certain beneficial owners and management will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2014 Annual Meeting of Stockholders. Such information is incorporated herein by reference. Information relating to securities authorized for issuance under the Company's equity compensation plans is included in Part II of this Annual Report on Form 10-K under "Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2014 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item will appear in the Proxy Statement we will deliver to our stockholders in connection with our 2014 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

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

  3.
  Exhibits

        The following documents are included or incorporated by reference in this Annual Report on Form 10-K:

2.1	Agreement and Plan of Merger dated as of November 6, 2012, by and between PacWest Bancorp and First California Financial Group, Inc. (Exhibit 2.1 to Form 8-K filed on November 9, 2012 and incorporated herein by this reference).
2.2	Agreement and Plan of Merger dated as of July 22, 2013 by and between PacWest Bancorp and CapitalSource, Inc. (Exhibit 2.1 to Form 8-K filed on July 26, 2013 and incorporated herein by reference).
2.3
Amendment No. 1 to Agreement and Plan of Merger dated as of December 20, 2013 by and between PacWest Bancorp and CapitalSource, Inc. (Exhibit 2.1 to Form 8-K filed on December 20, 2013 and incorporated herein by reference).
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

4.5	Indenture, between Community Bancorp Inc. and Wilmington Trust Company, as Trustee, dated as of August 15, 2005, as supplemented by the First Supplemental Indenture between First Community Bancorp and Wilmington Trust Company, as Trustee, dated as of October 26, 2006 (Exhibit 4.9 to Form 10-K filed on February 27, 2007 and incorporated herein by reference).
4.6	Other long-term borrowing instruments are omitted pursuant to Item 601(b)(4) (iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the Commission upon request.
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
12.1	Statement re: Computation of Ratios (See "Item 6. Selected Financial Data" of this Annual Report on Form 10-K).
21.1	Subsidiaries of the Registrant.
23.1	Consent of KPMG LLP.
24.1	Powers of Attorney (included on signature page).
31.1	Section 302 Certifications.
32.1	Section 906 Certifications.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) the Consolidated Statements of Earnings for the years ended December 31, 2013, 2012, and 2011, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011, (iv) the Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 2013, 2012, and 2011, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011, and (vi) the Notes to Consolidated Financial Statements. (Pursuant to Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.)

*
Management contract or compensatory plan or arrangement.

  (b)
  Exhibits

          The exhibits listed in Item 15(a)3 are incorporated by reference or attached hereto.

  (c)
  Excluded Financial Statements

          Not Applicable

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACWEST BANCORP
Dated: February 28, 2014	By:	/s/ MATTHEW P. WAGNER Matthew P. Wagner (Chief Executive Officer)

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

Signature	Title	Date

/s/ JOHN M. EGGEMEYER John M. Eggemeyer	Chairman of the Board of Directors	February 28, 2014
/s/ MATTHEW P. WAGNER Matthew P. Wagner	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2014
/s/ VICTOR R. SANTORO Victor R. Santoro	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2014
/s/ MARK N. BAKER Mark N. Baker	Director	February 28, 2014

Signature	Title	Date

/s/ CRAIG A. CARLSON Craig A. Carlson	Director	February 28, 2014
/s/ JOSEPH N. COHEN Joseph N. Cohen	Director	February 28, 2014
/s/ STEPHEN M. DUNN Stephen M. Dunn	Director	February 28, 2014
/s/ BARRY C. FITZPATRICK Barry C. Fitzpatrick	Director	February 28, 2014
/s/ ANTOINETTE T. HUBENETTE Antoinette T. Hubenette	Director	February 28, 2014
/s/ GEORGE E. LANGLEY George E. Langley	Director	February 28, 2014
/s/ SUSAN E. LESTER Susan E. Lester	Director	February 28, 2014
/s/ TIMOTHY B. MATZ Timothy B. Matz	Director	February 28, 2014
/s/ ARNOLD W. MESSER Arnold W. Messer	Director	February 28, 2014
/s/ DANIEL B. PLATT Daniel B. Platt	Director	February 28, 2014
/s/ JOHN W. ROSE John W. Rose	Director	February 28, 2014
/s/ ROBERT A. STINE Robert A. Stine	Director	February 28, 2014