Form 10-Q
period 2014-03-31
PACWEST BANCORP
filed 2014-05-12
CIK 1102112

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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

        As of May 6, 2014, there were 101,910,929 shares of the registrant's common stock outstanding, excluding 40,000 shares of unvested restricted stock.

PACWEST BANCORP AND SUBSIDIARIES

MARCH 31, 2014 FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements (Unaudited)

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Par Value and Share Data)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Cash and due from banks	$113,508	$96,424
Interest-earning deposits in financial institutions	228,579	50,998

Total cash and cash equivalents	342,087	147,422

Securities available-for-sale, at fair value ($37,594 and $37,904 covered by FDIC loss sharing at March 31, 2014 and December 31, 2013)	1,477,473	1,494,745
Federal Home Loan Bank stock, at cost	25,000	27,939

Total investment securities	1,502,473	1,522,684

Loans and leases, net of unearned income ($398,365 and $448,418 covered by FDIC loss sharing at March 31, 2014 and December 31, 2013)	4,161,067	4,312,352
Allowance for loan and lease losses ($20,930 and $21,793 for loans covered by FDIC loss sharing at March 31, 2014 and December 31, 2013)	(81,180)	(82,034)

Total loans and leases, net	4,079,887	4,230,318

Other real estate owned, net ($6,177 and $9,036 covered by FDIC loss sharing at March 31, 2014 and December 31, 2013)	46,870	51,837
Premises and equipment, net	29,908	32,435
FDIC loss sharing asset	34,628	45,524
Cash surrender value of life insurance	77,955	77,489
Goodwill	208,743	208,743
Core deposit and customer relationship intangibles, net	15,884	17,248
Other assets	179,418	199,663

Total assets	$6,517,853	$6,533,363

LIABILITIES
Noninterest-bearing deposits	$2,391,609	$2,318,446
Interest-bearing deposits	2,977,799	2,962,541

Total deposits	5,369,408	5,280,987
Borrowings	5,748	113,726
Subordinated debentures	132,790	132,645
Discontinued operations	112,432	123,028
Accrued interest payable and other liabilities	63,773	73,884

Total liabilities	5,684,151	5,724,270

Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.01 par value; authorized 200,000,000 and 75,000,000 shares at March 31, 2014 and December 31, 2013, respectively; issued 46,532,624 and 46,526,124 shares, respectively (includes 1,087,436 and 1,216,524 shares of unvested restricted stock, respectively)	465	465
Additional paid-in capital	1,278,152	1,286,737
Accumulated deficit	(429,342)	(454,422)
Treasury stock, at cost; 755,044 and 703,290 shares at March 31, 2014 and December 31, 2013	(22,398)	(20,340)
Accumulated other comprehensive income	6,825	(3,347)

Total stockholders' equity	833,702	809,093

Total liabilities and stockholders' equity	$6,517,853	$6,533,363

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
Interest income:
Loans and leases	$77,463	$73,352	$61,010
Investment securities	10,823	10,422	8,216
Deposits in financial institutions	74	82	43

Total interest income	88,360	83,856	69,269

Interest expense:
Deposits	1,225	1,450	2,649
Borrowings	79	86	144
Subordinated debentures	1,041	1,062	783

Total interest expense	2,345	2,598	3,576

Net interest income	86,015	81,258	65,693

(Negative provision) provision for credit losses	(644)	(1,338)	3,137

Net interest income after negative provision for credit losses	86,659	82,596	62,556

Noninterest income:
Service charges on deposit accounts	3,002	3,197	2,863
Other commissions and fees	1,932	2,125	1,933
Gain on sale of leases	106	683	225
Gain (loss) on sale of securities	4,752	(272)	409
Increase in cash surrender value of life insurance	466	448	433
FDIC loss sharing expense, net	(11,430)	(10,593)	(3,137)
Other income	5,863	486	114

Total noninterest income	4,691	(3,926)	2,840

Noninterest expense:
Compensation	28,627	27,697	25,350
Accelerated vesting of restricted stock	—	12,420	—
Occupancy	7,595	7,553	6,598
Data processing	2,540	2,216	2,233
Other professional services	2,286	2,314	2,097
Business development	934	992	736
Communications	737	860	613
Insurance and assessments	1,593	1,572	1,261
Non-covered other real estate owned, net	(246)	25	313
Covered other real estate owned, net	(1,615)	(594)	(813)
Intangible asset amortization	1,364	1,430	1,176
Acquisition and integration	2,200	4,253	692
Other expense	4,854	5,350	3,927

Total noninterest expense	50,869	66,088	44,183

Earnings from continuing operations before income taxes	40,481	12,582	21,213
Income tax expense	(14,576)	(9,135)	(7,719)

Net earnings from continuing operations	25,905	3,447	13,494

Loss from discontinued operations before income taxes	(1,413)	(578)	—
Income tax benefit	588	240	—

Net loss from discontinued operations	(825)	(338)	—

Net earnings	$25,080	$3,109	$13,494

Basic earnings per share:
Net earnings from continuing operations	$0.57	$0.07	$0.37
Net earnings	$0.55	$0.06	$0.37
Diluted earnings per share:
Net earnings from continuing operations	$0.57	$0.07	$0.37
Net earnings	$0.55	$0.06	$0.37
Dividends declared per share	$0.25	$0.25	$0.25

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
Net earnings	$25,080	$3,109	$13,494
Other comprehensive income (loss) related to unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	22,291	(6,607)	(6,410)
Income tax benefit (expense) related to unrealized holding (losses) gains arising during the period	(9,363)	2,775	2,692
Reclassification adjustment for (gain) loss included in net earnings	(4,752)	272	(409)
Income tax (benefit) expense related to reclassification adjustment	1,996	(114)	172

Other comprehensive income (loss)	10,172	(3,674)	(3,955)

Comprehensive income (loss)	$35,252	$(565)	$9,539

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Dollars in Thousands, Except Share Data)

(Unaudited)

	Three Months Ended March 31, 2014
	Common Stock
						Accumulated Other Comprehensive Income
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total
Balance, December 31, 2013	45,822,834	$465	$1,286,737	$(454,422)	$(20,340)	$(3,347)	$809,093
Net earnings	—	—	—	25,080	—	—	25,080
Other comprehensive income—net unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	10,172	10,172
Restricted stock awarded and earned stock compensation, net of shares forfeited	6,500	—	1,611	—	—	—	1,611
Restricted stock surrendered	(51,754)	—	—	—	(2,058)	—	(2,058)
Tax effect from vesting of restricted stock	—	—	1,110	—	—	—	1,110
Cash dividends paid ($0.25 per share)	—	—	(11,306)	—	—	—	(11,306)

Balance, March 31, 2014	45,777,580	$465	$1,278,152	$(429,342)	$(22,398)	$6,825	$833,702

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net earnings	$25,080	$13,494
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	6,653	7,292
(Negative provision) provision for credit losses	(644)	3,137
Gain on sale of other real estate owned	(2,323)	(1,910)
Provision for losses on other real estate owned	94	1,185
Gain on sale of leases	(106)	(225)
Gain on sale of premises and equipment	(1,571)	—
Gain on sale of securities	(4,752)	(409)
Earned stock compensation	1,611	1,764
Tax effect included in stockholders' equity of restricted stock vesting	(1,110)	(660)
Decrease in accrued and deferred income taxes, net	19,679	8,611
Decrease in FDIC loss sharing asset	10,896	1,635
Increase in other assets	(6,156)	(486)
Decrease in accrued interest payable and other liabilities	(20,107)	(7,601)

Net cash provided by operating activities	27,244	25,827

Cash flows from investing activities:
Net decrease in loans and leases	149,440	113,099
Proceeds from sale of loans and leases	1,128	3,054
Securities available-for-sale:
Proceeds from maturities and paydowns	33,860	100,980
Proceeds from sales	142,041	12,810
Purchases	(140,048)	(132,446)
Net redemptions of Federal Home Loan Bank stock	2,939	3,726
Proceeds from sales of other real estate owned	7,209	8,847
Purchases of premises and equipment, net	(1,115)	(742)
Proceeds from sales of premises and equipment	3,753	—

Net cash provided by investing activities	199,207	109,328

Cash flows from financing activities:
Net increase (decrease) in deposits:
Noninterest-bearing	73,163	2,022
Interest-bearing	15,258	(157,913)
Net decrease in borrowings	(107,953)	(1,362)
Restricted stock surrendered	(2,058)	(2,182)
Tax effect included in stockholders' equity of restricted stock vesting	1,110	660
Cash dividends paid	(11,306)	(9,106)

Net cash used in financing activities	(31,786)	(167,881)

Net decrease in cash and cash equivalents	194,665	(32,726)
Cash and cash equivalents, beginning of period	147,422	164,404

Cash and cash equivalents, end of period	$342,087	$131,678

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,483	$4,063
Cash received for income taxes, net of payments	(5,693)	(760)
Loans transferred to other real estate owned	13	4,980

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

        We have completed 26 acquisitions from May 2000 through March 31, 2014, including the acquisition of First California Financial Group, Inc. ("FCAL") on May 31, 2013. Since 2000, our acquisitions have been accounted for using the acquisition method of accounting and accordingly, the operating results of the acquired entities have been included in the condensed consolidated financial statements from their respective acquisition dates. See Note 3, Acquisitions, for more information about the FCAL acquisition, and Note 18, Subsequent Events, for information regarding the completion of the CapitalSource Inc. ("CapitalSource") merger on April 7, 2014.

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

  Use of Estimates

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowance for credit losses, the carrying value of intangible assets, the carrying value of the FDIC loss sharing asset, the realization of deferred tax assets, and the fair value estimates of assets acquired and liabilities assumed in acquisitions.

  Reclassifications

        Certain prior period amounts have been reclassified to conform to the current period's presentation format. Starting with the June 30, 2013 quarter-end, loan tables present non-purchased credit impaired ("Non-PCI") and purchased credit impaired ("PCI") loan categories in addition to covered and non-covered loan information. Previously the loan tables only presented covered and non-covered loan categories.

NOTE 2—DISCONTINUED OPERATIONS

        In connection with the acquisition of FCAL on May 31, 2013, we acquired Electronic Payment Services ("EPS"), a division of the Bank that is being discontinued. Accordingly, all income and expense related to EPS have been removed from continuing operations and are included in the condensed consolidated statements of earnings under the caption "Loss from discontinued operations." For the three months ended March 31, 2014, revenues (net interest income plus noninterest income) and pre-tax loss for the EPS division were $3,000 and $1.4 million, respectively. Liabilities of the EPS division, which consist primarily of noninterest-bearing deposits, are included in the condensed consolidated balance sheets under the caption "Discontinued operations." For segment reporting purposes, the EPS division is included in our Banking Segment.

NOTE 3—ACQUISITIONS

        We completed the FCAL acquisition during the time period of January 1, 2013 to March 31, 2014, using the acquisition method of accounting, and accordingly, the operating results of FCAL have been included in our condensed consolidated financial statements from its May 31, 2013 date of acquisition.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 3—ACQUISITIONS (Continued)

        The following table presents the balance sheet of FCAL at estimated fair value as of its acquisition date:

May 31, 2013
(In thousands)
Assets Acquired:
Cash and due from banks	$6,124
Interest-earning deposits in financial institutions	266,889
Investment securities available-for-sale	4,444
FHLB stock	9,518
Loans and leases	1,049,613
Other real estate owned	13,772
Premises and equipment	15,322
FDIC loss sharing asset	17,241
Cash surrender value of life insurance	13,265
Goodwill	129,070
Core deposit and customer relationship intangibles	7,927
Other assets	47,671

Total assets acquired	$1,580,856

Liabilities Assumed:
Noninterest-bearing deposits	$361,166
Interest-bearing deposits	739,713
Subordinated debentures	24,061
Discontinued operations	184,619
Accrued interest payable and other liabilities	19,729

Total liabilities assumed	$1,329,288

Total consideration paid	$251,568

Summary of consideration:
PacWest common stock issued	$242,268
Cancellation of FCAL common stock owned by PacWest (at acquisition date fair value)	9,300

Total	$251,568

  First California Financial Group Acquisition

        On May 31, 2013, we completed the acquisition of First California Financial Group, Inc., or FCAL. As part of the acquisition, First California Bank or FCB, a wholly-owned subsidiary of FCAL, merged with and into Pacific Western.

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

        FCB was a full-service commercial bank headquartered in Westlake Village, California. FCB provided a full range of banking services, including revolving lines of credit, term loans, commercial real estate loans, construction loans, consumer loans and home equity loans to individuals, professionals, and small to mid-sized businesses. FCB operated 15 branches throughout Southern California in the Los Angeles, Orange, Riverside, San Bernardino, San Diego, Ventura, and San Luis Obispo Counties. We made this acquisition to expand our presence in Southern California. We completed the conversion and integration of the FCB branches to Pacific Western's operating platform in June 2013 and as a result, we added seven locations to our branch network.

        See Note 18, Subsequent Events, for information regarding the completion of the CapitalSource Inc. merger on April 7, 2014.

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead tested for impairment no less than annually. Impairment exists when the carrying value of goodwill exceeds its implied fair value. An impairment loss would be recognized in an amount equal to that excess and would be included in "Noninterest expense" in the condensed consolidated statement of earnings.

        Our intangible assets with definite lives are core deposit intangibles, or CDI, and customer relationship intangibles, or CRI. These intangible assets are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or loan customers acquired. The weighted average amortization period remaining for our CDI and CRI was 2.6 years. The aggregate CDI and CRI amortization expense is expected to be $5.3 million for 2014. The estimated aggregate amortization expense related to these intangible assets for each of the next five years is $4.8 million for 2015, $3.0 million for 2016, $1.6 million for 2017, $1.3 million for 2018, and $954,000 for 2019.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The following table presents the changes in the gross amounts of CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$48,963	$48,963	$45,412

Balance, end of period	48,963	48,963	45,412

Accumulated Amortization:
Balance, beginning of period	(31,715)	(30,285)	(30,689)
Amortization	(1,364)	(1,430)	(1,176)

Balance, end of period	(33,079)	(31,715)	(31,865)

Net CDI and CRI, end of period	$15,884	$17,248	$13,547

NOTE 5—INVESTMENT SECURITIES

  Securities Available-for-Sale

        The following tables present amortized cost, gross unrealized gains and losses, and carrying value of securities available-for-sale as of the dates indicated:

	March 31, 2014
Security Type	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$560,004	$16,204	$(1,539)	$574,669
Government agency and government-sponsored enterprise collateralized mortgage obligations	272,832	762	(3,957)	269,637
Covered private label collateralized mortgage obligations	29,649	8,032	(87)	37,594
Municipal securities	455,437	5,599	(13,103)	447,933
Corporate debt securities	84,210	308	(307)	84,211
Government-sponsored enterprise debt securities	36,180	74	(200)	36,054
Other securities	27,393	37	(55)	27,375

Total securities available-for-sale	$1,465,705	$31,016	$(19,248)	$1,477,473

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

        As of March 31, 2014, securities available-for-sale with a carrying value of $291.9 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.

        During the three months ended March 31, 2014, we sold $137.3 million in government-sponsored enterprise ("GSE") pass through securities for which we realized a gross gain of $4.8 million. We sold these securities to take advantage of favorable market conditions for premium coupon seasoned GSE pass through securities, and redeployed the proceeds into single-maturity investments that are expected to perform better under current market conditions. During the three months ended March 31, 2013, we sold $12.4 million in corporate debt securities for which we realized a $409,000 gross gain. These securities were sold as part of our investment portfolio risk management activities to reduce price volatility and duration.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—INVESTMENT SECURITIES (Continued)

        The following tables present, for those securities that were in a gross unrealized loss position, the carrying values and the gross unrealized losses on securities by length of time the securities were in an unrealized loss position as of the dates indicated:

	March 31, 2014
	Less Than 12 Months		12 months or Longer		Total
Security Type	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$119,687	$(1,381)	$673	$(158)	$120,360	$(1,539)
Government agency and government-sponsored enterprise collateralized mortgage obligations	218,387	(3,957)	—	—	218,387	(3,957)
Covered private label collateralized mortgage obligations	89	(1)	1,047	(86)	1,136	(87)
Municipal securities	175,910	(5,984)	98,152	(7,119)	274,062	(13,103)
Corporate debt securities	37,294	(307)	—	—	37,294	(307)
Government-sponsored enterprise debt securities	25,936	(200)	—	—	25,936	(200)
Other securities	16,550	(55)	—	—	16,550	(55)

Total	$593,853	$(11,885)	$99,872	$(7,363)	$693,725	$(19,248)

	December 31, 2013
	Less Than 12 Months		12 months or Longer		Total
Security Type	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses	Carrying Value	Gross Unrealized Losses
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$148,662	$(2,767)	$32	$(1)	$148,694	$(2,768)
Government agency and government-sponsored enterprise collateralized mortgage obligations	179,938	(4,486)	4,383	(98)	184,321	(4,584)
Covered private label collateralized mortgage obligations	1,640	(60)	617	(90)	2,257	(150)
Municipal securities	337,208	(24,273)	—	—	337,208	(24,273)
Corporate debt securities	72,636	(1,483)	—	—	72,636	(1,483)
Government-sponsored enterprise debt securities	9,872	(174)	—	—	9,872	(174)
Other securities	23,969	(113)	—	—	23,969	(113)

Total	$773,925	$(33,356)	$5,032	$(189)	$778,957	$(33,545)

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—INVESTMENT SECURITIES (Continued)

        We reviewed the securities that were in a continuous loss position less than 12 months and longer than 12 months at March 31, 2014, and concluded that their losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. Accordingly, we determined that the securities were temporarily impaired and we did not recognize such impairment in the condensed consolidated statements of earnings. Additionally, we have no plans to sell these securities and believe that it is more likely than not we would not be required to sell these securities before recovery of their amortized cost.

        The following table presents the contractual maturity distribution of our available-for-sale securities portfolio based on amortized cost and carrying value as of the date indicated:

	March 31, 2014
Maturity	Amortized Cost	Carrying Value
	(In thousands)
Due in one year or less	$3,585	$3,587
Due after one year through five years	24,390	24,614
Due after five years through ten years	266,745	265,949
Due after ten years	1,170,985	1,183,323

Total securities available-for-sale	$1,465,705	$1,477,473

        Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

        The following table presents the composition of our interest income on investment securities:

	Three Months Ended
Securities Interest by Type:	March 31, 2014	December 31, 2013	March 31, 2013
	(In thousands)
Taxable interest	$6,920	$6,564	$5,563
Nontaxable interest	3,328	3,333	2,425
Dividend income	575	525	228

Total interest income on investment securities	$10,823	$10,422	$8,216

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5—INVESTMENT SECURITIES (Continued)

  FHLB Stock

        At March 31, 2014, the Company had a $25.0 million investment in Federal Home Loan Bank of San Francisco ("FHLB") stock carried at cost. During the first quarter of 2014, FHLB stock decreased $2.9 million due to redemptions by the FHLB. We evaluated the carrying value of our FHLB stock investment at March 31, 2014, and determined that it was not impaired. Our evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB, repurchase activity of excess stock by the FHLB at its carrying value, the return on the investment, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.

NOTE 6—LOANS AND LEASES

        The Company's loan portfolio consists of (1) purchased credit-impaired ("PCI") loans and (2) non-purchased credit-impaired ("Non-PCI") loans. PCI loans represent acquired loans for which there was, at the acquisition date, evidence of credit deterioration since their origination and it was probable that we would be unable to collect all contractually required payments. Such loans are accounted for in accordance with ASC Subtopic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality." Non-PCI loans are comprised of originated loans and acquired non-impaired loans for which there was no evidence of credit deterioration at their acquisition date and it was probable that we would be able to collect all contractually required payments. Originated loans are carried at the principal amount outstanding, net of unearned income. Unearned income is recognized as an adjustment to interest income over the contractual life of the loans using the effective interest method or taken into income when the related loans are paid off or sold. The purchase discount on acquired non-impaired loans is recognized as an adjustment to interest income over the contractual life of such loans using the effective interest method or taken into income when the related loans are paid off or sold.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

        The following table summarizes the composition of our loan and lease portfolio as of the dates indicated:

	March 31, 2014			December 31, 2013
	Non-PCI Loans and Leases	PCI Loans	Total	Non-PCI Loans and Leases	PCI Loans	Total
	(In thousands)
Non-covered loans and leases	$3,745,849	$16,871	$3,762,720	$3,844,591	$20,326	$3,864,917
Covered loans	82,720	315,645	398,365	85,948	362,470	448,418

Total gross loans and leases	3,828,569	332,516	4,161,085	3,930,539	382,796	4,313,335
Unearned income	(18)	—	(18)	(983)	—	(983)

Total loans and leases, net of unearned income	3,828,551	332,516	4,161,067	3,929,556	382,796	4,312,352

Allowance for loan and lease losses:
Non-covered loans and leases	(59,980)	(270)	(60,250)	(60,241)	—	(60,241)
Covered loans	—	(20,930)	(20,930)	—	(21,793)	(21,793)

Total allowance for loan and lease losses	(59,980)	(21,200)	(81,180)	(60,241)	(21,793)	(82,034)

Total net loans and leases	$3,768,571	$311,316	$4,079,887	$3,869,315	$361,003	$4,230,318

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

        The following table presents the composition of our gross loans and leases by portfolio segment as of the dates indicated:

	March 31, 2014			December 31, 2013
	Non-PCI Loans and Leases	PCI Loans	Total	Non-PCI Loans and Leases	PCI Loans	Total
	(In thousands)
Non-Covered Loans and Leases
Real estate mortgage	$2,257,853	$15,306	$2,273,159	$2,359,125	$18,900	$2,378,025
Real estate construction	231,351	1,531	232,882	200,332	1,391	201,723
Commercial	942,687	—	942,687	963,152	—	963,152
Leases	249,736	—	249,736	269,769	—	269,769
Consumer	64,222	34	64,256	52,213	35	52,248

Total gross non-covered loans and leases	$3,745,849	$16,871	$3,762,720	$3,844,591	$20,326	$3,864,917

Covered Loans
Real estate mortgage	$62,719	$306,226	$368,945	$65,739	$352,234	$417,973
Real estate construction	8,722	8,315	17,037	8,758	9,036	17,794
Commercial	8,719	873	9,592	8,855	974	9,829
Consumer	2,560	231	2,791	2,596	226	2,822

Total gross covered loans	$82,720	$315,645	$398,365	$85,948	$362,470	$448,418

Total Loans and Leases
Real estate mortgage	$2,320,572	$321,532	$2,642,104	$2,424,864	$371,134	$2,795,998
Real estate construction	240,073	9,846	249,919	209,090	10,427	219,517
Commercial	951,406	873	952,279	972,007	974	972,981
Leases	249,736	—	249,736	269,769	—	269,769
Consumer	66,782	265	67,047	54,809	261	55,070

Total gross loans and leases	$3,828,569	$332,516	$4,161,085	$3,930,539	$382,796	$4,313,335

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

        The following tables present a summary of the activity in the allowance for loan and lease losses on Non-PCI loans and leases by portfolio segment and PCI loans for the periods indicated:

	Three Months Ended March 31, 2014
	Real Estate Mortgage	Real Estate Construction	Commercial	Leases	Consumer	Total Non-PCI	Total PCI	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$26,078	$4,298	$23,694	$3,227	$2,944	$60,241	$21,793	$82,034
Charge-offs	(94)	—	(1,069)	(372)	(15)	(1,550)	—	(1,550)
Recoveries	261	24	377	—	27	689	51	740
Provision (negative provision)	(1,893)	(219)	1,332	551	829	600	(644)	(44)

Balance, end of period	$24,352	$4,103	$24,334	$3,406	$3,785	$59,980	$21,200	$81,180

Amount of the allowance applicable to loans and leases:
Individually evaluated for impairment	$2,690	$251	$5,337	$—	$387	$8,665

Collectively evaluated for impairment	$21,662	$3,852	$18,997	$3,406	$3,398	$51,315

Acquired with deteriorated credit quality							$21,200

Loans and Leases:
Ending balance	$2,320,572	$240,073	$951,406	$249,736	$66,782	$3,828,569	$332,516	$4,161,085

The ending balance of the loan and lease portfolio is composed of loans and leases:
Individually evaluated for impairment	$58,532	$12,926	$17,572	$220	$3,972	$93,222

Collectively evaluated for impairment	$2,262,040	$227,147	$933,834	$249,516	$62,810	$3,735,347

Acquired with deteriorated credit quality							$332,516

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

	Three Months Ended March 31, 2013
	Real Estate Mortgage	Real Estate Construction	Commercial	Leases	Consumer	Total Non-PCI	Total PCI	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$38,700	$3,221	$20,759	$1,493	$1,726	$65,899	$26,069	$91,968
Charge-offs	(322)	—	(708)	(114)	(9)	(1,153)	—	(1,153)
Recoveries	177	323	407	—	23	930	97	1,027
Provision (negative provision)	(1,290)	(244)	693	627	(246)	(460)	3,137	2,677

Balance, end of period	$37,265	$3,300	$21,151	$2,006	$1,494	$65,216	$29,303	$94,519

Amount of the allowance applicable to loans and leases:
Individually evaluated for impairment	$7,805	$122	$4,467	$—	$273	$12,667

Collectively evaluated for impairment	$29,460	$3,178	$16,684	$2,006	$1,221	$52,549

Acquired with deteriorated credit quality							$29,303

Loans and Leases:
Ending balance	$1,818,285	$126,707	$814,292	$204,766	$19,148	$2,983,198	$487,489	$3,470,687

The ending balance of the loan and lease portfolio is composed of loans and leases:
Individually evaluated for impairment	$95,712	$13,688	$13,355	$244	$629	$123,628

Collectively evaluated for impairment	$1,722,573	$113,019	$800,937	$204,522	$18,519	$2,859,570

Acquired with deteriorated credit quality							$487,489

  Non-Purchased Credit Impaired (Non-PCI) Loans and Leases

        The following table presents the composition of Non-PCI loans and leases by portfolio segment as of the dates indicated:

	March 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage	$2,320,572	60%	$2,424,864	62%
Real estate construction	240,073	6	209,090	5
Commercial	951,406	25	972,007	25
Leases	249,736	7	269,769	7
Consumer	66,782	2	54,809	1

Total gross Non-PCI loans and leases	3,828,569	100%	3,930,539	100%

Less:
Unearned income	(18)		(983)
Allowance for loan and lease losses	(59,980)		(60,241)

Total net Non-PCI loans and leases	$3,768,571		$3,869,315

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

	March 31, 2014			December 31, 2013
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(In thousands)
Real estate mortgage:
Hospitality	$159,966	$10,907	$170,873	$168,216	$12,337	$180,553
SBA 504	37,143	5,175	42,318	39,869	5,297	45,166
Other	2,043,877	63,504	2,107,381	2,134,866	64,279	2,199,145

Total real estate mortgage	2,240,986	79,586	2,320,572	2,342,951	81,913	2,424,864

Real estate construction:
Residential	59,795	747	60,542	58,131	750	58,881
Commercial	173,294	6,237	179,531	143,918	6,291	150,209

Total real estate construction	233,089	6,984	240,073	202,049	7,041	209,090

Commercial:
Collateralized	535,547	44,437	579,984	568,348	18,838	587,186
Unsecured	141,532	1,977	143,509	151,896	1,856	153,752
Asset-based	196,802	3,772	200,574	195,569	6,859	202,428
SBA 7(a)	21,729	5,610	27,339	22,880	5,761	28,641

Total commercial	895,610	55,796	951,406	938,693	33,314	972,007

Leases	245,936	3,800	249,736	269,137	632	269,769
Consumer	62,431	4,351	66,782	50,398	4,411	54,809

Total Non-PCI loans and leases	$3,678,052	$150,517	$3,828,569	$3,803,228	$127,311	$3,930,539

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

        The following tables present an aging analysis of our Non-PCI loans and leases by portfolio segment and class as of the dates indicated:

	March 31, 2014
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total
	(In thousands)
Real estate mortgage:
Hospitality	$—	$—	$—	$—	$170,873	$170,873
SBA 504	393	1,092	—	1,485	40,833	42,318
Other	5,065	379	12,941	18,385	2,088,996	2,107,381

Total real estate mortgage	5,458	1,471	12,941	19,870	2,300,702	2,320,572

Real estate construction:
Residential	—	—	—	—	60,542	60,542
Commercial	—	—	2,013	2,013	177,518	179,531

Total real estate construction	—	—	2,013	2,013	238,060	240,073

Commercial:
Collateralized	140	382	365	887	579,097	579,984
Unsecured	—	1	64	65	143,444	143,509
Asset-based	—	—	—	—	200,574	200,574
SBA 7(a)	1,471	21	407	1,899	25,440	27,339

Total commercial	1,611	404	836	2,851	948,555	951,406

Leases	4,075	220	—	4,295	245,441	249,736
Consumer	280	32	3,180	3,492	63,290	66,782

Total Non-PCI loans and leases	$11,424	$2,127	$18,970	$32,521	$3,796,048	$3,828,569

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

        At March 31, 2014 and December 31, 2013, the Company had no loans and leases (excluding PCI loans) that were greater than 90 days past due and still accruing interest. It is the Company's policy to discontinue accruing interest when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to the collectability of a loan or lease in the normal course of business.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

        The following table presents our nonaccrual and performing Non-PCI loans and leases by portfolio segment and class as of the dates indicated:

	March 31, 2014			December 31, 2013
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Hospitality	$6,639	$164,234	$170,873	$6,723	$173,830	$180,553
SBA 504	2,519	39,799	42,318	2,602	42,564	45,166
Other	29,701	2,077,680	2,107,381	18,648	2,180,497	2,199,145

Total real estate mortgage	38,859	2,281,713	2,320,572	27,973	2,396,891	2,424,864

Real estate construction:
Residential	387	60,155	60,542	389	58,492	58,881
Commercial	3,353	176,178	179,531	2,830	147,379	150,209

Total real estate construction	3,740	236,333	240,073	3,219	205,871	209,090

Commercial:
Collateralized	7,797	572,187	579,984	9,991	577,195	587,186
Unsecured	411	143,098	143,509	458	153,294	153,752
Asset-based	558	200,016	200,574	1,070	201,358	202,428
SBA 7(a)	2,993	24,346	27,339	3,037	25,604	28,641

Total commercial	11,759	939,647	951,406	14,556	957,451	972,007

Leases	220	249,516	249,736	632	269,137	269,769
Consumer	3,543	63,239	66,782	394	54,415	54,809

Total Non-PCI loans and leases	$58,121	$3,770,448	$3,828,569	$46,774	$3,883,765	$3,930,539

        At March 31, 2014, nonaccrual loans and leases totaled $58.1 million. Nonaccrual loans and leases included $5.7 million of loans 30 to 89 days past due and $33.4 million of current loans that were placed on nonaccrual status based on management's judgment regarding their collectability. Nonaccrual loans and leases totaled $46.8 million at December 31, 2013, including $4.2 million of loans 30 to 89 days past due and $37.3 million of current loans that were placed on nonaccrual status based on management's judgment regarding their collectability.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

        Non-PCI Nonaccrual loans and leases and performing restructured loans are considered impaired for reporting purposes. The following table presents the composition of our impaired loans and leases as of the dates indicated:

	March 31, 2014			December 31, 2013
	Nonaccrual Loans/Leases	Performing Restructured Loans	Total Impaired Loans/Leases	Nonaccrual Loans/Leases	Performing Restructured Loans	Total Impaired Loans/Leases
	(In thousands)
Real estate mortgage	$38,859	$19,673	$58,532	$27,973	$34,303	$62,276
Real estate construction	3,740	9,186	12,926	3,219	4,293	7,512
Commercial	11,759	5,813	17,572	14,556	2,744	17,300
Leases	220	—	220	632	—	632
Consumer	3,543	429	3,972	394	308	702

Total	$58,121	$35,101	$93,222	$46,774	$41,648	$88,422

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

        The following tables present information regarding our Non-PCI impaired loans and leases by portfolio segment and class for the dates indicated:

	March 31, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$5,658	$6,198	$132	$5,717	$6,215	$198
SBA 504	1,092	1,092	99	1,642	1,643	230
Other	18,656	18,831	2,459	15,937	16,571	1,760
Real estate construction:
Residential	774	774	158	778	778	168
Commercial	443	443	93	1,250	1,250	1
Commercial:
Collateralized	5,989	6,360	4,415	4,377	4,692	4,270
Unsecured	778	808	357	801	829	375
Asset-based	558	558	388	1,070	1,070	180
SBA 7(a)	919	919	177	1,136	1,136	178
Consumer	3,721	3,788	387	424	471	240
With No Related Allowance Recorded:
Real estate mortgage:
Hospitality	$2,971	$3,385	$—	$3,013	$3,385	$—
SBA 504	2,519	3,624	—	2,602	3,646	—
Other	27,636	35,127	—	33,365	46,062	—
Real estate construction:
Commercial	11,709	16,175	—	5,484	9,923	—
Commercial:
Collateralized	5,852	7,848	—	6,700	9,924	—
Unsecured	344	462	—	179	247	—
SBA 7(a)	3,132	5,105	—	3,037	4,945	—
Leases	220	220	—	632	632	—
Consumer	251	366	—	278	394	—
Total Non-PCI Loans and Leases With and Without An Allowance Recorded:
Real estate mortgage	$58,532	$68,257	$2,690	$62,276	$77,522	$2,188
Real estate construction	12,926	17,392	251	7,512	11,951	169
Commercial	17,572	22,060	5,337	17,300	22,843	5,003
Leases	220	220	—	632	632	—
Consumer	3,972	4,154	387	702	865	240

Total	$93,222	$112,083	$8,665	$88,422	$113,813	$7,600

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

	Three Months Ended March 31,
	2014		2013
	Weighted Average Recorded Investment(1)	Interest Income Recognized	Weighted Average Recorded Investment(1)	Interest Income Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$5,658	$20	$8,860	$20
SBA 504	1,092	15	1,672	22
Other	16,174	119	48,032	395
Real estate construction:
Residential	774	4	1,046	—
Commercial	5	—	3,296	34
Commercial:
Collateralized	3,765	6	2,523	13
Unsecured	742	6	2,228	10
Asset-based	304	—	19	—
SBA 7(a)	919	10	2,159	15
Consumer	2,151	4	458	2
With No Related Allowance Recorded:
Real estate mortgage:
Hospitality	$2,971	$—	$—	$—
SBA 504	2,519	—	2,936	—
Other	23,549	63	11,312	93
Real estate construction:
Commercial	5,491	25	3,688	25
Commercial:
Collateralized	4,861	6	1,297	—
Unsecured	326	—	143	—
SBA 7(a)	3,132	2	3,119	5
Leases	220	—	244	—
Consumer	251	1	155	—
Total Non-PCI Loans and Leases With and Without An Allowance Recorded:
Real estate mortgage	$51,963	$217	$72,812	$530
Real estate construction	6,270	29	8,030	59
Commercial	14,049	30	11,488	43
Leases	220	—	244	—
Consumer	2,402	5	613	2

Total	$74,904	$281	$93,187	$634

(1)
For the loans and leases (excluding PCI loans) reported as impaired at March 31, 2014 and March 31, 2013, amounts were calculated based on the period of time such loans and leases were impaired during the reporting period.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

        The following tables present Non-PCI new troubled debt restructurings and defaulted troubled debt restructurings for the periods indicated:

	Troubled Debt Restructurings
				Troubled Debt Restructurings That Subsequently Defaulted(1)
		Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	Number of Loans			Number of Loans	Recorded Investment
	(Dollars in thousands)
Three Months Ended March 31, 2014
Real estate mortgage:
Other	4	$2,515	$2,515	—	$—
Real estate construction:
Commercial	2	4,927	4,927	—	—
Commercial:
Collateralized	4	3,287	3,287	2	559
Unsecured	2	38	38	1	21
Asset-based	—	—	—	1	301
SBA 7(a)	1	238	238	—	—
Consumer	1	124	124	—	—

Total	14	$11,129	$11,129	4	$881	(2)

Three Months Ended March 31, 2013
Real estate mortgage:
Other	5	$13,223	$13,223	1	$1,298
Real estate construction:
Commercial	—	—	—	1	562
Commercial:
Collateralized	1	395	395	—	—

Total	6	$13,618	$13,618	2	$1,860	(3)

(1)
The population of defaulted restructured loans for the period indicated includes only those loans restructured during the preceding 12-month period. The table excludes defaulted troubled restructurings in those classes for which the recorded investment was zero at the end of the period.

(2)
Represents the balance at March 31, 2014, for which there were no charge-offs.

(3)
Represents the balance at March 31, 2013, for which there were no charge-offs.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 6—LOANS AND LEASES (Continued)

  Purchased Credit Impaired (PCI) Loans

        The following table reflects the PCI loans by portfolio segment as of the dates indicated:

	March 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage	$356,653	96%	$412,791	96%
Real estate construction	11,062	3	12,015	3
Commercial	2,542	1	3,021	1
Consumer	416	—	424	—

Total gross PCI loans	370,673	100%	428,251	100%

Less:
Discount	(38,157)		(45,455)
Allowance for loan losses	(21,200)		(21,793)

Total net PCI loans	$311,316		$361,003

        The following table summarizes the changes in the carrying amount of PCI loans and accretable yield on those loans for the period indicated:

	Covered PCI Loans		Non-Covered PCI Loans
	Carrying Amount	Accretable Yield	Carrying Amount	Accretable Yield
	(In thousands)
Balance, December 31, 2013	$340,677	$(133,648)	$20,326	$(5,920)
Accretion	13,903	13,903	4,362	4,362
Payments received	(60,779)	—	(7,817)	—
Decrease (increase) in expected cash flows, net	—	869	—	(3,903)
Negative provision (provision) for credit losses	914	—	(270)	—

Balance, March 31, 2014	$294,715	$(118,876)	$16,601	$(5,461)

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

	March 31, 2014			December 31, 2013
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(In thousands)
Real estate mortgage	$193,554	$127,978	$321,532	$216,092	$155,042	$371,134
Real estate construction	3,663	6,183	9,846	4,399	6,028	10,427
Commercial	455	418	873	569	405	974
Consumer	—	265	265	—	261	261

Total PCI loans	$197,672	$134,844	$332,516	$221,060	$161,736	$382,796

        In addition to our internal risk rating process, our federal and state banking regulators, as an integral part of their examination process, periodically review the Company's loan risk rating classifications. Our regulators may require the Company to recognize rating downgrades based on their judgments related to information available to them at the time of their examinations.

NOTE 7—OTHER REAL ESTATE OWNED (OREO)

        The following tables summarize OREO by property type at the dates indicated:

	March 31, 2014			December 31, 2013
Property Type	Non-Covered OREO	Covered OREO	Total OREO	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
Commercial real estate	$10,050	$3,111	$13,161	$10,672	$5,081	$15,753
Construction and land development	30,464	2,218	32,682	31,950	3,113	35,063
Multi-family	—	835	835	—	835	835
Single family residence	179	13	192	179	7	186

Total OREO, net	$40,693	$6,177	$46,870	$42,801	$9,036	$51,837

        The following table presents a rollforward of OREO, net of the valuation allowance, for the periods indicated:

	Non-Covered OREO	Covered OREO	Total OREO
	(In thousands)
OREO Activity:
Balance, December 31, 2013	$42,801	$9,036	$51,837
Foreclosures	—	13	13
Provision for losses	—	(94)	(94)
Reductions related to sales	(2,108)	(2,778)	(4,886)

Balance, March 31, 2014	$40,693	$6,177	$46,870

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 8—FDIC LOSS SHARING ASSET

        We are party to four loss sharing agreements with the FDIC. Such agreements cover a substantial portion of losses incurred on covered loans, other real estate owned, and certain investment securities.

        The following table presents the changes in the FDIC loss sharing asset for the period indicated:

FDIC Loss Sharing Asset
(In thousands)
Balance, December 31, 2013	$45,524
FDIC share of recoveries, net of losses	(2,601)
Cash received from FDIC	(383)
Net amortization	(7,912)

Balance, March 31, 2014	$34,628

        The following table presents information about the composition of the FDIC loss sharing asset, the true-up liability, and the non-single family and the single family covered assets as of the date indicated:

	March 31, 2014
	Affinity Bank	Los Padres Bank	Western Commercial Bank	San Luis Trust Bank	Total
	(In thousands)
FDIC loss sharing asset	$4,868	$17,827	$1,783	$10,150	$34,628

True-up liability	N/A	N/A	$1,539	$5,196	$6,735

Non-single family covered assets(1)	$167,456	$115,460	$16,007	$41,297	$340,220

Single family covered assets	$14,277	$72,887	N/A	$33,607	$120,771

Loss sharing expiration dates:
Non-single family	3rd Quarter 2014	3rd Quarter 2015	4th Quarter 2015	1st Quarter 2016
Single family	3rd Quarter 2019	3rd Quarter 2020	N/A	1st Quarter 2021
Loss recovery expiration dates:
Non-single family	3rd Quarter 2017	3rd Quarter 2018	4th Quarter 2018	1st Quarter 2019
Single family	3rd Quarter 2019	3rd Quarter 2020	N/A	1st Quarter 2021

(1)
Excludes securities.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 9—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS

  Borrowings

        The following table summarizes our borrowings as of the dates indicated:

	March 31, 2014		December 31, 2013
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non-recourse debt	$5,748	6.18%	$7,126	6.30%
FHLB advances	—	—	106,600	0.06%

Total borrowings	$5,748		$113,726

        The non-recourse debt represents the payment stream of certain leases sold to third parties. The debt is secured by the equipment in the leases and all interest rates are fixed. As of March 31, 2014, this debt had a weighted average remaining maturity of 2.2 years.

        The Bank has established secured and unsecured lines of credit. We may borrow funds from time to time on a term or overnight basis from the FHLB, the Federal Reserve Bank of San Francisco ("FRBSF"), or other financial institutions.

        FHLB Secured Lines of Credit.    The borrowing arrangements with the FHLB are based on two separate FHLB programs, one collateralized by loans and the other by securities available-for-sale. At March 31, 2014, our FHLB borrowing lines were secured by: (1) a blanket lien on certain qualifying loans in our loan portfolio which were not pledged to the FRBSF, and (2) available-for-sale securities with a carrying value of $10.7 million. As of March 31, 2014, our aggregate remaining borrowing capacity under the FHLB secured borrowing lines was $1.3 billion.

        FRBSF Secured Line of Credit.    The Bank has a secured line of credit with the FRBSF. As of March 31, 2014, the Bank had secured borrowing capacity of $580.7 million collateralized by liens covering $722.8 million of certain qualifying loans. As of March 31, 2014 and December 31, 2013, there were no balances outstanding.

        Federal Funds Arrangements with Commercial Banks.    As of March 31, 2014, the Bank had unsecured lines of credit of $80.0 million with correspondent banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of March 31, 2014 and December 31, 2013, there were no balances outstanding.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 9—BORROWINGS, SUBORDINATED DEBENTURES AND BROKERED DEPOSITS (Continued)

  Subordinated Debentures

        The following table summarizes the terms of each issuance of the subordinated debentures outstanding as of the dates indicated:

	March 31, 2014		December 31, 2013
					Date Issued	Maturity Date		Next Reset Date
Series	Amount	Rate(1)	Amount	Rate(2)			Rate Index
	(Dollars in thousands)
Trust V	$10,310	3.33%	$10,310	3.34%	8/15/03	9/17/33	3 month LIBOR + 3.10	6/13/14
Trust VI	10,310	3.28%	10,310	3.29%	9/3/03	9/15/33	3 month LIBOR + 3.05	6/12/14
Trust CII	5,155	3.18%	5,155	3.19%	9/17/03	9/17/33	3 month LIBOR + 2.95	6/13/14
Trust VII	61,856	2.97%	61,856	2.99%	2/5/04	4/23/34	3 month LIBOR + 2.75	7/28/14
Trust CIII	20,619	1.92%	20,619	1.93%	8/15/05	9/15/35	3 month LIBOR + 1.69	6/12/14
Trust FCCI	16,495	1.83%	16,495	1.84%	1/25/07	3/15/37	3 month LIBOR + 1.60	6/12/14
Trust FCBI	10,310	1.78%	10,310	1.79%	9/30/05	12/15/35	3 month LIBOR + 1.55	6/12/14

Gross subordinated debentures	135,055		135,055
Unamortized discount	(2,265)		(2,410)

Net subordinated debentures	$132,790		$132,645

(1)
As of April 28, 2014.

(2)
As of January 28, 2014.

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

  Brokered Deposits

        Brokered time deposits totaled $48.0 million at March 31, 2014, and $49.4 million at December 31, 2013, all of which were part of the CDARS program. The CDARS program represents deposits that are participated with other FDIC-insured financial institutions as a means to provide FDIC deposit insurance coverage for the full amount of our customers' deposits.

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

        The following table presents a summary of the financial instruments described above as of the dates indicated:

	March 31, 2014	December 31, 2013
	(In thousands)
Loan commitments to extend credit	$1,010,073	$1,001,740
Standby letters of credit	35,125	39,200
Commitments to purchase equipment being acquired for lease to others	17,262	8,475

	$1,062,460	$1,049,415

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

        In addition, the Company has investments in low income housing project partnerships, which provide the Company income tax credits, and in a few small business investment companies. The investments call for capital contributions up to an amount specified in the partnership agreements. As of March 31, 2014 and December 31, 2013, the Company had commitments to contribute capital to these entities totaling $16.8 million and $11.0 million, respectively.

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

        Each of the cases is pending before the same judge, who is coordinating their progress. FCB has answered each of the complaints, and the parties have engaged in discovery.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 10—COMMITMENTS AND CONTINGENCIES (Continued)

        In September 2013, Ms. Durkee pled guilty to mail fraud resulting in a judgment of $9.7 million being entered against her. The parties participated in a mediation on October 16, 2013, which did not result in settlement of any claims. Thereafter, at a Further Status Conference on December 19, 2013, the Court scheduled a jury trial on August 13, 2014 as to the following cases: Orange County's Youth, Latino Diabetes Association, Jose Solorio Assembly Officeholder Committee, Holden for Assembly, and Committee(s) to Re-elect Lorreta Sanchez, Linda Sanchez, and Susan Davis (the "First 7 Plaintiffs"). July 14, 2014 has been reserved as the hearing date for the Bank's motion for summary judgment on the claims of the First 7 Plaintiffs.

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

        On December 20, 2013, the parties in the California and Delaware Actions entered into a Memorandum of Understanding (the "MOU") setting forth the terms of an agreement in principle to settle both the California and Delaware Actions, subject to certain conditions and future occurrences. Under the terms of the MOU, the merger closed on April 7, 2014. The parties are finalizing a draft Stipulation of Settlement which, consistent with the terms of the MOU, will resolve both the California and Delaware Actions. The parties plan to submit this Settlement Stipulation to the Delaware Court for review as soon as it is complete, and to seek Court approval shortly thereafter. There is also a further status conference scheduled in the California Action on September 10, 2014. At this stage, it is not possible to predict the outcome of the proceedings or their financial impact on the Company; however, the agreements provide, among other things, for payment of Plaintiffs' attorneys fees by Company and/or its insurers, as a condition precedent to a release and dismissal of the Merger Litigations with prejudice.

NOTE 11—FAIR VALUE MEASUREMENTS

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 11—FAIR VALUE MEASUREMENTS (Continued)

        The following table presents information on the assets measured and recorded at fair value on a recurring basis as of the date indicated:

	Fair Value Measurement as of March 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Measured on a Recurring Basis:
Securities available-for-sale:
Government agency and government-sponsored enterprise residential mortgage-backed securities	$844,306	$—	$844,306	$—
Covered private label CMOs	37,594	—	—	37,594
Municipal securities	447,933	—	447,933	—
Corporate securities	84,211	—	84,211	—
Government-sponsored enterprise debt securities	36,054	—	36,054	—
Other securities	27,375	509	26,866	—

	$1,477,473	$509	$1,439,370	$37,594

        There were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a recurring basis during the three months ended March 31, 2014.

        The following table presents information about quantitative inputs and assumptions used to evaluate the fair values provided by our third party pricing service for our Level 3 covered private label CMOs measured at fair value on a recurring basis as of March 31, 2014:

Unobservable Inputs	Range of Inputs	Weighted Average Input
Voluntary annual prepayment speeds	0% - 34.4%	6.0%
Annual default rates	0% - 39.1%	3.4%
Loss severity rates	0% - 64.4%	29.9%
Discount rates	0% - 11.5%	5.3%

        The following table summarizes activity for assets measured at fair value on a recurring basis that are categorized as Level 3 for the period indicated:

Covered Private Label CMOs (Level 3)
(In thousands)
Balance, December 31, 2013	$37,904
Total realized in earnings	296
Total unrealized gain in comprehensive income	544
Net settlements	(1,150)

Balance, March 31, 2014	$37,594

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 11—FAIR VALUE MEASUREMENTS (Continued)

        The following tables present assets measured at fair value on a non-recurring basis as of the date indicated and the gains and (losses) recognized on such assets for the period indicated:

	Fair Value Measurement as of March 31, 2014				Gain (Loss) Three Months Ended March 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Measured on a Non-Recurring Basis:
Non-covered impaired loans	$31,926	$—	$5,284	$26,642	$(1,420)
Covered other real estate owned	754	—	754	—	(87)
SBA loan servicing asset	764	—	—	764	—

	$33,444	$—	$6,038	$27,406	$(1,507)

        The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of March 31, 2014:

Asset	Fair Value (in 000's)	Valuation Methodology	Unobservable Inputs	Range	Weighted Average
Impaired loans(1)	$25,788	Discounted	Discount rates	0% - 8.66%	6.47%
		cash flow
SBA loan servicing asset	$764	Discounted	Prepayment	3.40% - 16.34%		(2)
		cash flow	speeds
			Discount rates	9.63% - 13.42%		(2)

(1)
Excludes $854,000 of impaired loans with balances of $250,000 or less.

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

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 11—FAIR VALUE MEASUREMENTS (Continued)

        The following tables present a summary of the carrying values and estimated fair values of certain financial instruments as of the dates indicated:

	March 31, 2014
		Estimated Fair Value
	Carrying or Contract Amount
		Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$113,508	$113,508	$113,508	$—	$—
Interest-earning deposits in financial institutions	228,579	228,579	228,579	—	—
Securities available-for-sale	1,477,473	1,477,473	509	1,439,370	37,594
Investment in FHLB stock	25,000	25,000	—	25,000	—
Loans and leases, net	4,079,887	4,089,647	—	5,284	4,084,363
SBA loan servicing asset	764	764	—	—	764
Financial Liabilities:
Deposits:
Demand, money market, interest checking, and savings deposits	4,719,833	4,719,833	—	4,719,833	—
Time deposits	649,575	649,824	—	649,824	—
Borrowings	5,748	5,748	—	5,748	—
Subordinated debentures	132,790	132,649	—	132,649	—

	December 31, 2013
		Estimated Fair Value
	Carrying or Contract Amount
		Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$96,424	$96,424	$96,424	$—	$—
Interest-earning deposits in financial institutions	50,998	50,998	50,998	—	—
Securities available-for-sale	1,494,745	1,494,745	507	1,456,334	37,904
Investment in FHLB stock	27,939	27,939	—	27,939	—
Loans and leases, net	4,230,318	4,231,078	—	2,051	4,229,027
SBA loan servicing asset	807	807	—	—	807
Financial Liabilities:
Deposits:
Demand, money market, interest checking, and savings deposits	4,616,616	4,616,616	—	4,616,616	—
Time deposits	664,371	665,148	—	665,148	—
Borrowings	113,726	113,726	106,600	7,126	—
Subordinated debentures	132,645	132,498	—	132,498	—

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 11—FAIR VALUE MEASUREMENTS (Continued)

        The following is a description of the valuation methodologies used to measure our assets recorded at fair value (under ASC Topic 820, "Fair Value Measurement") and for estimating fair value for financial instruments not recorded at fair value (under ASC Topic 825).

        Cash and due from banks.    The carrying amount is assumed to be the fair value because of the liquidity of these instruments.

        Interest-earning deposits in financial institutions.    The carrying amount is assumed to be the fair value given the short-term nature of these deposits.

        Securities available-for-sale.    Securities available-for-sale are measured and carried at fair value on a recurring basis. Unrealized gains and losses on available-for-sale securities are reported as a component of "Accumulated other comprehensive income" in the condensed consolidated balance sheets. See Note 5, Investment Securities, for further information on unrealized gains and losses on securities available-for-sale.

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

        To the extent a loan is collateral dependent, we measure such impaired loan based on the estimated fair value of the underlying collateral. The fair value of each loan's collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 2 measurement. The Level 2 measurement is based on appraisals obtained within the last 12 months and for which a charge-off was recognized or a change in the specific valuation allowance was made during the three months ended March 31, 2014.

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

        The Non-PCI impaired loan balances shown above represent those nonaccrual and restructured loans for which impairment was recognized during the three months ended March 31, 2014. The amounts shown as net losses include the impairment recognized during the three months ended March 31, 2014, for the loan balances shown. Of the $58.1 million of nonaccrual loans at March 31, 2014, none were written down to their collateral fair values through charge-offs during the quarter.

        Other real estate owned.    The fair value of foreclosed real estate, both non-covered and covered, is generally based on estimated market prices from independently prepared current appraisals or negotiated sales prices with potential buyers, less estimated costs to sell; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement on a nonrecurring basis. As a matter of policy, appraisals are required annually and may be updated more frequently as circumstances require in the opinion of management. The Level 2 measurement for OREO is based on appraisals obtained within the last 12 months and for which a write-down was recognized during the three months ended March 31, 2014.

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

        SBA servicing asset.    In accordance with ASC Topic 860, "Transfers and Servicing," the SBA servicing asset, included in "Other assets" in the condensed consolidated balance sheets, is carried at its implied fair value. The fair value of the servicing asset is estimated by discounting future cash flows

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 11—FAIR VALUE MEASUREMENTS (Continued)

using market-based discount rates and prepayment speeds. The discount rate is based on the current U.S. Treasury yield curve, as published by the Department of the Treasury, plus a spread for the marketplace risk associated with these assets. We utilize estimated prepayment vectors using SBA prepayment information provided by Bloomberg for pools of similar assets to determine the timing of the cash flows. These nonrecurring valuation inputs are considered to be Level 3 inputs.

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

  Limitations

        Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of March 31, 2014, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 12—EARNINGS PER SHARE

        The following is a summary of the calculation of basic and diluted net earnings per share for the periods indicated:

	Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
	(In thousands, except per share data)
Basic Earnings Per Share:
Net earnings from continuing operations	$25,905	$3,447	$13,494
Less: earnings allocated to unvested restricted stock(1)	(500)	(280)	(326)

Net earnings from continuing operations allocated to common shares	25,405	3,167	13,168
Net loss from discontinued operations allocated to common shares	(804)	(338)	—

Net earnings allocated to common shares	$24,601	$2,829	$13,168

Weighted-average basic shares and unvested restricted stock outstanding	45,799	46,069	37,391
Less: weighted-average unvested restricted stock outstanding	(1,148)	(1,743)	(1,594)

Weighted-average basic shares outstanding	44,651	44,326	35,797

Basic earnings per share:
Net earnings from continuing operations	$0.57	$0.07	$0.37
Net loss from discontinued operations	(0.02)	(0.01)	—

Net earnings	$0.55	$0.06	$0.37

Diluted Earnings Per Share:
Net earnings from continuing operations allocated to common shares	$25,405	$3,167	$13,168
Net loss from discontinued operations allocated to common shares	(804)	(338)	—

Net earnings allocated to common shares	$24,601	$2,829	$13,168

Weighted-average basic shares outstanding	44,651	44,326	35,797

Diluted earnings per share:
Net earnings from continuing operations	$0.57	$0.07	$0.37
Net loss from discontinued operations	(0.02)	(0.01)	—

Net earnings	$0.55	$0.06	$0.37

(1)
Represents cash dividends paid to holders of unvested restricted stock, net of estimated forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

NOTE 13—STOCK COMPENSATION PLANS

        The Company's 2003 Stock Incentive Plan, or the 2003 Plan, permits stock based compensation awards to officers, directors, key employees and consultants. As of March 31, 2014, the 2003 Plan authorized grants of stock-based compensation instruments to purchase or issue up to 9,000,000 shares of authorized but unissued Company common stock, subject to adjustments provided by the 2003 Plan. As of March 31, 2014, there were 3,927,147 shares available for grant under the 2003 Plan. Upon consummation of the CapitalSource merger an additional 10,686,565 shares were added to the 2003

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 13—STOCK COMPENSATION PLANS (Continued)

Plan. See Note 18, Subsequent Events, for information regarding the issuance of stock in connection with the CapitalSource merger, which was completed on April 7, 2014.

  Accelerated Vesting of Restricted Stock

        In December 2013, the Company accelerated the vesting of certain restricted stock awards that resulted in a pre-tax charge of $12.4 million ($12.2 million after tax). This action was taken by the Company in order to eliminate an additional $21.0 million of compensation and tax expense related to change in control payments that the Company would have otherwise incurred upon consummation of the CapitalSource merger. Such eliminated expenses relate to tax gross-up payments and the value of lost tax deductions, in each case due to the impact of Sections 280G and 4999 of the Internal Revenue Code as they apply to change in control payments that would have become payable to certain PacWest employees in conjunction with the CapitalSource merger. The restricted stock awards that were vested on an accelerated basis in 2013 would have otherwise vested upon consummation of the CapitalSource merger, and the $12.2 million after-tax charge to earnings recorded in December 2013 would have been incurred at that time.

        In April 2014, upon closing of the CapitalSource merger, 1,013,377 awarded shares of both time-based and performance-based common stock vested due to the triggering of the change of control provision contained within the 2003 Plan. We recorded a $16.8 million after-tax charge to earnings for the vesting of such shares in April 2014.

  Restricted Stock

        At March 31, 2014, there were outstanding 479,986 shares of unvested time-based restricted common stock and 607,450 shares of unvested performance-based restricted common stock. All but 40,000 awarded shares of time-based restricted common stock that were issued prior to the closing of the CapitalSource merger vested upon the closing of the CapitalSource merger. The remaining awarded shares of time-based restricted common stock vest over a service period of four years from the date of the grant. Unless defined otherwise in the award, both time-based and performance-based restricted common stock vest immediately upon a change in control of the Company as defined in the 2003 Plan or upon death of the employee.

        Compensation expense related to time-based restricted stock awards is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight-line method. Restricted stock amortization, excluding the accelerated vesting of restricted stock, totaled $1.6 million, $2.3 million, and $1.8 million for the three months ended March 31, 2014, December 31, 2013, and March 31, 2013, respectively. Such amounts are included in "Compensation expense" on the accompanying condensed consolidated statements of earnings. As of March 31, 2014, total unrecognized compensation cost related to unvested restricted stock was $27.4 million. At April 30, 2014, total unrecognized compensation cost related to unvested time-based restricted stock was $1.2 million.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 14—ACCUMULATED OTHER COMPREHENSIVE INCOME

        The following table provides information about reclassification adjustments from accumulated other comprehensive income ("AOCI") for the period indicated:

Three Months Ended March 31, 2014
AOCI Component:	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
(In thousands)
Unrealized gains on available-for-sale securities:
	$4,752	Gain on sale of securities
	(1,996)	Income tax expense

Total reclassification for the period	$2,756	Net of tax

Three Months Ended March 31, 2013
AOCI Component:	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
(In thousands)
Unrealized gains on available-for-sale securities:
	$409	Gain on sale of securities
	(172)	Income tax expense

Total reclassification for the period	$237	Net of tax

NOTE 15—BUSINESS SEGMENTS

        The Company's reportable segments consist of "Banking," "Asset Financing," and "Other." At March 31, 2014, the Other segment consisted of the PacWest Bancorp holding company and other elimination and reconciliation entries.

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

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 15—BUSINESS SEGMENTS (Continued)

        The following tables present information regarding our business segments as of and for the periods indicated (the only segment income statements for which discontinued operations are applicable and reported are those for the three months ended March 31, 2014 and December 31, 2013):

	March 31, 2014
Balance Sheet Data	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Loans and leases, net of unearned income	$3,707,308	$453,759	$—	$4,161,067
Allowance for loan and lease losses	(74,833)	(6,347)	—	(81,180)

Total loans and leases, net	$3,632,475	$447,412	$—	$4,079,887

Goodwill	$183,065	$25,678	$—	$208,743
Core deposit and customer relationship intangibles, net	14,139	1,745	—	15,884
Total assets	5,990,162	517,126	10,565	6,517,853
Total deposits(1)	5,415,691	—	(46,283)	5,369,408

(1)
The negative balance for total deposits in the "Other" segment represents the elimination of holding company cash held in deposit accounts at the Bank.

	March 31, 2013
Balance Sheet Data	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Loans and leases, net of unearned income	$3,004,525	$464,738	$—	$3,469,263
Allowance for loan and lease losses	(89,382)	(5,137)	—	(94,519)

Total loans and leases, net	$2,915,143	$459,601	$—	$3,374,744

Goodwill	$53,995	$25,678	$—	$79,673
Core deposit and customer relationship intangibles, net	11,159	2,388	—	13,547
Total assets	4,773,916	504,554	21,435	5,299,905
Total deposits(1)	4,580,514	—	(27,284)	4,553,230

(1)
The negative balance for total deposits in the "Other" segment represents the elimination of holding company cash held in deposit accounts at the Bank.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 15—BUSINESS SEGMENTS (Continued)

	Three Months Ended March 31, 2014
Results of Operations	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$77,595	$10,765	$—	$88,360
Intersegment interest income (expense)	222	(222)	—	—
Other interest expense	(1,227)	(77)	(1,041)	(2,345)

Net interest income	76,590	10,466	(1,041)	86,015

Negative provision (provision) for credit losses	826	(182)	—	644

Gain on sale of securities	4,752	—	—	4,752
FDIC loss sharing expense	(11,430)	—	—	(11,430)
Other noninterest income	6,897	4,445	27	11,369

Total noninterest income	219	4,445	27	4,691

OREO income, net	1,861	—	—	1,861
Intangible asset amortization	(1,191)	(173)	—	(1,364)
Acquisition and integration costs	(2,200)	—	—	(2,200)
Other noninterest expense	(40,990)	(6,573)	(1,603)	(49,166)

Total noninterest expense	(42,520)	(6,746)	(1,603)	(50,869)

Earnings (loss) from continuing operations before income taxes	35,115	7,983	(2,617)	40,481
Income tax (expense) benefit	(12,334)	(3,331)	1,089	(14,576)

Net earnings (loss) from continuing operations	22,781	4,652	(1,528)	25,905

Loss from discontinued operations before income taxes	(1,413)	—	—	(1,413)
Income tax benefit	588	—	—	588

Net loss from discontinued operations	(825)	—	—	(825)

Net earnings (loss)	$21,956	$4,652	$(1,528)	$25,080

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 15—BUSINESS SEGMENTS (Continued)

	Three Months Ended December 31, 2013
Results of Operations	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$72,391	$11,465	$—	$83,856
Intersegment interest income (expense)	241	(241)	—	—
Other interest expense	(1,451)	(85)	(1,062)	(2,598)

Net interest income	71,181	11,139	(1,062)	81,258

Negative provision (provision) for credit losses	2,026	(688)	—	1,338

Loss on sale of securities	(272)	—	—	(272)
FDIC loss sharing expense	(10,593)	—	—	(10,593)
Other noninterest income	5,933	979	27	6,939

Total noninterest income	(4,932)	979	27	(3,926)

Accelerated vesting of restricted stock	(12,420)	—	—	(12,420)
OREO income, net	569	—	—	569
Intangible asset amortization	(1,274)	(156)	—	(1,430)
Acquisition and integration costs	(4,253)	—	—	(4,253)
Other noninterest expense	(41,248)	(5,720)	(1,586)	(48,554)

Total noninterest expense	(58,626)	(5,876)	(1,586)	(66,088)

Earnings (loss) from continuing operations before income taxes	9,649	5,554	(2,621)	12,582
Income tax (expense) benefit	(7,902)	(2,287)	1,054	(9,135)

Net earnings (loss) from continuing operations	1,747	3,267	(1,567)	3,447

Loss from discontinued operations before income taxes	(578)	—	—	(578)
Income tax benefit	240	—	—	240

Net loss from discontinued operations	(338)	—	—	(338)

Net earnings (loss)	$1,409	$3,267	$(1,567)	$3,109

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 15—BUSINESS SEGMENTS (Continued)

	Three Months Ended March 31, 2013
Results of Operations	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$56,907	$12,362	$—	$69,269
Intersegment interest income (expense)	471	(471)	—	—
Other interest expense	(2,650)	(143)	(783)	(3,576)

Net interest income	54,728	11,748	(783)	65,693

Negative provision (provision) for credit losses	(2,336)	(801)	—	(3,137)

Gain on sale of securities	409	—	—	409
FDIC loss sharing expense	(3,137)	—	—	(3,137)
Other noninterest income	5,001	544	23	5,568

Total noninterest income	2,273	544	23	2,840

OREO income, net	500	—	—	500
Intangible asset amortization	(993)	(183)	—	(1,176)
Acquisition and integration costs	(692)	—	—	(692)
Other noninterest expense	(35,346)	(6,053)	(1,416)	(42,815)

Total noninterest expense	(36,531)	(6,236)	(1,416)	(44,183)

Earnings (loss) before income taxes	18,134	5,255	(2,176)	21,213
Income tax (expense) benefit	(6,430)	(2,199)	910	(7,719)

Net earnings (loss)	$11,704	$3,056	$(1,266)	$13,494

NOTE 16—RELATED PARTY TRANSACTION

        In connection with the CapitalSource merger on April 7, 2014, the Bank paid an advisory fee of $9.0 million to Castle Creek Financial LLC ("Castle Creek Financial"). Castle Creek Financial is an affiliate of Castle Creek Capital LLC, which is controlled by the Company's chairman.

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

was effective for us on January 1, 2014 and did not have any material effect on our financial statements.

        In January 2014, the FASB issued ASU 2014-01, "Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects." ASU 2014-01 allows investors in low-income housing tax credit ("LIHTC") entities that meet certain conditions to present the net tax benefits (net of the amortization of the cost of the investment) within income tax expense. The cost of the investments that meet the conditions will be amortized in proportion to (and over the same period as) the total expected tax benefits, including tax credits and other tax benefits, as they are realized on the tax return. ASU 2014-01 is effective for us on January 1, 2015 and is to be applied retrospectively if investors elect the proportional amortization method. However, if investors have LIHTC investments accounted for under the effective yield method at adoption, they may continue to apply that method for those existing investments. Early adoption is permitted. The adoption of this standard permits expenses currently reported in noninterest expense to be reported in income tax expense. The adoption of this standard in January 2015 will not have a material impact on our financial statements, however, total noninterest expense and income tax expense will change.

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

NOTE 18—SUBSEQUENT EVENTS

  CapitalSource Merger

        On April 7, 2014, PacWest Bancorp ("PacWest") completed the merger with CapitalSource Inc. ("CapitalSource"). The combined company is called PacWest Bancorp. As part of the merger, CapitalSource Bank, ("CSB"), a wholly-owned subsidiary of CapitalSource, merged with and into PacWest's wholly-owned banking subsidiary, Pacific Western Bank, and the combined subsidiary bank is called Pacific Western Bank. As of March 31, 2014, CapitalSource had $9.1 billion in assets.

        Upon closing, PacWest created the CapitalSource division of Pacific Western Bank. This division, which will operate under the CapitalSource name, will continue to serve businesses nationwide with a full spectrum of middle-market lending. Pacific Western Bank, through its combined network of 81 branches throughout California, will continue to serve small and medium-sized businesses with financing solutions, cash management and deposit services.

        In the merger with CapitalSource, each share of CapitalSource common stock was converted into the right to receive $2.47 in cash and 0.2837 of a share of PacWest Bancorp common stock. PacWest issued an aggregate of approximately 56.7 million shares of PacWest common stock to CapitalSource stockholders. Based on the closing price of PacWest's common stock on April 7, 2014 of $45.83 per

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 18—SUBSEQUENT EVENTS (Continued)

share, the aggregate consideration paid to CapitalSource common stockholders and holders of equity awards to acquire CapitalSource common stock was approximately $3.1 billion.

        Former holders of CapitalSource common stock and equity awards to acquire CapitalSource common stock as a group received shares of PacWest common stock in the merger constituting approximately 55% of the outstanding shares of PacWest common stock immediately after the merger. As a result, holders of PacWest common stock immediately prior to the merger, as a group, own approximately 45% of the outstanding shares of the PacWest common stock immediately after the merger.

        The integration of CSB's deposit system and the conversion of CSB's branches to Pacific Western Bank's operating platform were completed over the weekend of April 12, 2014. CSB had 21 branches, 12 of which were closed in the consolidation with Pacific Western Bank at the close of business on April 11, 2014. One overlapping Pacific Western Bank branch was closed at the close of business on April 11, 2014 as well. All remaining branches re-opened on Monday April 14, 2014 as Pacific Western Bank branches.

        CSB was a commercial lender headquartered in Los Angeles, California. CSB provided financial products to small to middle market businesses nationwide and also provided depository products and services to consumers in southern and central California. CSB's loan origination efforts were conducted nationwide with offices located in Chevy Chase, Maryland; Los Angeles, California; Denver, Colorado; Chicago, Illinois; and New York, New York. As a result of the merger, we will increase our presence as a middle-market lender and increase our market share in our primary Southern California market.

        The CapitalSource merger has been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the April 7, 2014 merger date. Such fair values are preliminary estimates and are subject to adjustment for up to one year after the merger date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. While the fair values are preliminary we believe there will not be material adjustments to the amounts recorded with the exception of the acquired tax assets, which will be finalized once the final tax returns have been filed. The application of the acquisition method of accounting resulted in goodwill of $1.6 billion. All of the recognized goodwill is expected to be non-deductible for tax purposes. The assignment of goodwill to reporting segments has not yet been completed.

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 18—SUBSEQUENT EVENTS (Continued)

        The following table presents the estimated fair values of the assets acquired and liabilities assumed for CapitalSource as of April 7, 2014:

April 7, 2014
(In thousands)
Assets Acquired:
Cash and due from banks	$768,553
Interest-earning deposits in financial institutions	60,612
Investment securities available-for-sale	429,771
Loans and leases	6,886,289
Other real estate owned	7,665
Goodwill and intangible assets	1,611,153
Deferred tax asset, net	235,026
Other assets	732,514

Total assets acquired at fair value	$10,731,583

Liabilities Assumed:
Noninterest-bearing deposits	$4,631
Interest-bearing deposits	6,236,419
Other borrowings	992,109
Subordinated debentures	300,918
Accrued interest payable and other liabilities	120,318

Total liabilities assumed at fair value	$7,654,395

Total consideration paid	$3,077,188

Summary of consideration:
Cash paid	$483,118
PacWest common stock issued	2,594,070

Total	$3,077,188

        The following table presents the amounts of the significant purchase accounting adjustments which will be accreted/amortized to earnings and the related amortization periods.

Description	Purchase Accounting Adjustment	Estimated Accretion/ Amortization Period
(In thousands) (DR. (CR.))
Loans and non-operating leases	$(214,765)	60 months using a level yield method
Operating leases (included in Other assets)	$(10,352)	48 months using a level yield method
Core deposit intangible	$6,720	Straight line over 84 months
Investment in trust preferred securities	$(3,352)	Straight line over 280 months
Time deposit premium	$(17,183)	60 months using an accelerated method
Subordinated debentures	$111,235	Straight line over 280 months

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 18—SUBSEQUENT EVENTS (Continued)

        As of April 7, 2014, the fair value of the CapitalSource Non-PCI loans acquired was $6.8 billion, the related gross contractual amount was $7.0 billion, and the estimated contractual cash flows not expected to be collected were $121.5 million.

        The following table summarizes the accretable yield on the purchased credit impaired loans acquired in the CapitalSource merger as of April 7, 2014:

April 7, 2014 Accretable Yield
(In thousands)
Undiscounted contractual cash flows	$234,378
Undiscounted cash flows not expected to be collected (nonaccretable difference)	(120,534)

Undiscounted cash flows expected to be collected	113,844
Estimated fair value of PCI loans acquired	(88,627)
Acquired accrued interest receivable	—

Accretable yield	$25,217

        On April 7, 2014, as required by the merger agreement and as described in the joint proxy statement/prospectus relating to the merger, the Board of Directors of PacWest adopted a Tax Asset Protection Plan (the "Plan"). This Plan was described in detail in the joint proxy/prospectus and is similar to the Tax Benefit Preservation Plan that CapitalSource had in place prior to the merger. The purpose of the Plan is to seek to preserve PacWest's ability to utilize net operating loss carryforwards and certain other tax assets (collectively, the "NOLs") for U.S. federal income tax purposes that PacWest and certain of its subsidiaries will continue to have after the merger. The Plan seeks to protect the ability to utilize the NOLs by mitigating the potential for an "ownership change" within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code").

        In general, an "ownership change" would occur if PacWest's "5-percent shareholders," as defined under Section 382 of the Code, collectively increase their ownership in PacWest, in relation to their respective historical low points, by more than 50 percentage points over a rolling three-year period. In general, institutional holders that file as "investment advisers" for SEC purposes, such as mutual fund companies that hold PacWest common stock on behalf of several individual mutual funds where no single fund owns five percent or more of PacWest's common stock, are typically not treated as "5-percent shareholders" for purposes of Section 382 of the Code.

        The following table presents our unaudited pro forma results of operations for the periods presented as if the CapitalSource and FCAL acquisitions had been completed on January 1, 2013. The unaudited pro forma results of operations include the historical accounts of the Company, CapitalSource, and FCAL, and pro forma adjustments as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of our future operating results or operating results that would have occurred had the CapitalSource and FCAL acquisitions been completed at the beginning of 2013. No assumptions have been applied to the pro

PACWEST BANCORP AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 18—SUBSEQUENT EVENTS (Continued)

forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share data)
Pro forma revenues (net interest income plus noninterest income)	$194,820	$207,982
Pro forma net earnings from continuing operations	$56,943	$53,890
Pro forma net earnings from continuing operations per share:
Basic	$0.56	$0.53
Diluted	$0.56	$0.53

  Other

        We have evaluated events that have occurred subsequent to March 31, 2014 and have concluded there are no subsequent events that would require recognition or disclosure in the accompanying condensed consolidated financial statements.

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

  •
  business disruption following the CapitalSource merger;

  •
  the reaction to the CapitalSource merger of the companies' customers, employees and counterparties;

  •
  the additional regulatory requirements associated with being a bank and bank holding company with assets in excess of $10 billion;

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

Overview

        PacWest Bancorp ("PacWest") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for our Los Angeles-based wholly-owned subsidiary bank, Pacific Western Bank, which we refer to as Pacific Western or the Bank.

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

        Pacific Western competes actively for deposits, and emphasizes solicitation of noninterest-bearing deposits. In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin; net interest income, on a year-to-date basis, accounted for 94.8% of our net revenues (net interest income plus noninterest income).

        Total assets decreased $15.5 million during the first quarter of 2014 to $6.5 billion due mainly to decreases in total loans and leases, securities available-for-sale, the FDIC loss sharing asset, and other assets, offset partially by an increase in cash and cash equivalents. At March 31, 2014, gross loans and leases totaled $4.2 billion, a decrease of $152.3 million since December 31, 2013. The gross Non-PCI loan and lease portfolio totaled $3.8 billion, a decrease of $102.0 million during the first quarter reflecting $320.2 million in net pay downs offset by $168.0 million in originations and purchases. The PCI loan portfolio, which is mostly covered loans, totaled $332.5 million, down $50.3 million during the first quarter due to repayments and resolution activities. Securities available-for-sale declined $17.3 million, due mainly to the sale of $137.3 million in government sponsored enterprise ("GSE") pass through securities that resulted in a net gain of $4.8 million. Cash and cash equivalents increased $194.7 million to $342.1 million at quarter-end in anticipation of the CapitalSource merger, which closed April 7, 2014.

        Total liabilities decreased $40.1 million during the first quarter of 2014 to $5.7 billion due to decreases in FHLB advances, liabilities of discontinued operations, and accrued interest payable and other liabilities, offset partially by an increase in total deposits. The increase in total deposits of $88.4 million was represented by an increase in core deposits of $103.2 million, offset partially by a decrease of $14.8 million in time deposits. The increase in core deposits was composed of increases of $73.2 million, $30.2 million, and $7.4 million in noninterest-bearing demand deposits, money market deposits, and savings deposits, respectively, offset by a decrease of $7.5 million in interest checking deposits. At March 31, 2014, core deposits totaled $4.7 billion, or 88% of total deposits, and noninterest-bearing demand deposits totaled $2.4 billion, or 45% of total deposits.

        In December 2013, we accelerated the vesting of certain restricted stock awards that resulted in a pre-tax charge of $12.4 million ($12.2 million after tax). This action was taken by the Company in order to eliminate an additional $21.0 million of compensation and tax expense related to change in control payments that the Company would have otherwise incurred upon consummation of the CapitalSource merger. Such eliminated expenses relate to tax gross-up payments and the value of lost tax deductions, in each case due to the impact of Sections 280G and 4999 of the Internal Revenue Code as they apply to change in control payments that would have become payable to certain PacWest employees in conjunction with the CapitalSource merger. The restricted stock awards that were vested on an accelerated basis in 2013 would have otherwise vested upon consummation of the CapitalSource merger, and the $12.2 million after-tax charge to earnings recorded in December 2013 would have been incurred at that time.

  CapitalSource Merger

        On April 7, 2014, we completed the merger with CapitalSource. The combined company is called PacWest Bancorp. As part of the merger, CapitalSource Bank ("CSB"), a wholly-owned subsidiary of CapitalSource, merged with and into PacWest's wholly-owned banking subsidiary, Pacific Western Bank, and the combined subsidiary bank is called Pacific Western Bank. As of March 31, 2014, CapitalSource had $9.1 billion in assets. On a pro forma combined basis with CapitalSource and excluding purchase accounting adjustments, we would have had approximately $15.6 billion in assets as of March 31, 2014.

        Upon closing, we created the CapitalSource division of Pacific Western Bank. This division, which will operate under the CapitalSource name, will continue to serve businesses nationwide with a full spectrum of middle-market lending. Pacific Western Bank, through its combined network of 81 branches throughout California, will continue to serve small and medium-sized businesses with financing solutions, cash management and deposit services.

        In the merger with CapitalSource, each share of CapitalSource common stock was converted into the right to receive $2.47 in cash and 0.2837 of a share of PacWest common stock. We issued an aggregate of approximately 56.7 million shares of PacWest common stock to CapitalSource stockholders. Based on the closing price of PacWest's common stock on April 7, 2014 of $45.83 per share, the aggregate consideration paid to CapitalSource common stockholders and holders of equity awards to acquire CapitalSource common stock was approximately $3.1 billion.

        Former holders of CapitalSource common stock and equity awards to acquire CapitalSource common stock as a group received shares of PacWest common stock in the merger constituting approximately 55% of the outstanding shares of PacWest common stock immediately after the merger. As a result, holders of PacWest common stock immediately prior to the merger, as a group, own approximately 45% of the outstanding shares of the PacWest common stock immediately after the merger.

        The integration of CSB's deposit system and the conversion of CSB's branches to Pacific Western Bank's operating platform were completed over the weekend of April 12, 2014. CSB had 21 branches, 12 of which were closed in the consolidation with Pacific Western Bank at the close of business on April 11, 2014. One overlapping Pacific Western Bank branch was closed at the close of business on April 11, 2014 as well. All remaining branches re-opened on Monday April 14, 2014 as Pacific Western Bank branches.

        CSB was a commercial lender headquartered in Los Angeles, California. CSB provided financial products to small to middle market businesses nationwide and also provided depository products and services to consumers in southern and central California. CSB's loan origination efforts were conducted nationwide with offices located in Chevy Chase, Maryland; Los Angeles, California; Denver, Colorado; Chicago, Illinois; and New York, New York. As a result of the merger, we will increase our presence as a middle-market lender and increase our market share in our primary Southern California market.

        For further information, see Note 18, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

  First California Financial Group Acquisition

        On May 31, 2013, we completed the acquisition of First California Financial Group, Inc. ("FCAL"). As part of the acquisition, First California Bank ("FCB"), a wholly-owned subsidiary of FCAL, merged with and into Pacific Western. For further information, see Note 3, Acquisitions, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

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

  Loan and Lease Growth

        We generally seek new lending opportunities in the $500,000 to $15 million range; try to limit loan maturities to one year for commercial loans, up to 18 months for construction loans, and up to ten years for commercial real estate loans; and price lending products so as to preserve our interest spread and net interest margin. Achieving robust loan growth has been challenging and repayments have outpaced new loan volume. Net loan growth would have involved: (a) under-pricing our competitors in many cases at margins that are not significantly above our securities portfolio yield, and (b) incurring unacceptable interest rate risk. We continue to selectively make or renew quality loans to our good customers that contribute positively to our profitability and net interest margin and we are focused on building relationships rather than attracting customers at low prices.

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

  The Level of Our Noninterest Expense

        Our noninterest expense includes fixed and controllable overhead, the major components of which are compensation, occupancy, data processing, and other professional services. It also includes costs that tend to vary based on the volume of activity, such as OREO expense. We measure success in controlling both fixed and variable costs through monitoring of the efficiency ratio. We calculate the base efficiency ratio by dividing noninterest expense by net revenues (the sum of net interest income plus noninterest income). We also calculate a non-GAAP measure called the "adjusted efficiency ratio." The adjusted efficiency ratio is calculated in the same manner as the base efficiency ratio except that (a) noninterest income is reduced by net FDIC loss sharing expense, securities gains and losses, and gain on sale of an owned building, and (b) noninterest expense is reduced by OREO expenses, acquisition and integration costs, and accelerated vesting of restricted stock.

        The consolidated base and adjusted efficiency ratios have been as follows:

Three Months Ended	Base Efficiency Ratio	Adjusted Efficiency Ratio
March 31, 2014	56.1%	52.7%
December 31, 2013	85.5%	56.7%
September 30, 2013	64.3%	57.3%
June 30, 2013	93.5%	62.4%
March 31, 2013	64.5%	61.7%

        We disclose the adjusted efficiency ratio as it shows the trend in recurring overhead-related noninterest expense relative to recurring net revenues. See "Results of Operations—Non-GAAP Measurements" for the calculations of the base and adjusted efficiency ratios.

  Adjusted Net Earnings from Continuing Operations

        Our net earnings from continuing operations for the first quarter of 2014 totaled $25.9 million. Another measure of earnings used as an indicator of earnings generating capability and ability to absorb credit losses is adjusted net earnings from continuing operations. We calculate adjusted net earnings from continuing operations by excluding credit loss provisions, net FDIC loss sharing expense, securities gains and losses, OREO expenses, acquisition and integration costs, and accelerated vesting of restricted stock. On a pre-tax basis, before loss from discontinued operations, this amounted to $45.3 million for the first quarter of 2014. After applying our effective tax rate for continuing operations of 36.0% for the first quarter of 2014, our adjusted net earnings from continuing operations were $29.0 million.

Critical Accounting Policies

        The Company's accounting policies are fundamental to understanding management's discussion and analysis of results of operations and financial condition. The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for credit losses, the carrying values of intangible assets, and the realization of deferred income tax assets. For further information, refer to our Annual Report on Form 10-K for the year ended December 31, 2013.

Non-GAAP Measurements

        Certain discussion in this Form 10-Q contains certain non-GAAP financial disclosures for adjusted earnings from continuing operations before income taxes, adjusted efficiency ratio, adjusted allowance for credit losses to loans and leases, return on average tangible equity, and tangible common equity ratio. The Company uses certain non-GAAP financial measures to provide meaningful supplemental information regarding the Company's operational performance and to enhance investors' overall understanding of such financial performance:

  •
  Adjusted earnings from continuing operations—as analysts and investors view this measure as an indicator of the Company's ability to both generate earnings and absorb credit losses, we disclose this amount in addition to pre-tax earnings.

  •
  Adjusted efficiency ratio—we disclose this measure in addition to efficiency ratio as it shows the trend in recurring overhead-related noninterest expense relative to recurring net revenues.

  •
  Return on average tangible equity, tangible common equity amounts and ratios, and tangible book value per share—given that the use of these measures is prevalent among banking regulators, investors and analysts, we disclose them in addition to return on average equity, equity-to-assets ratio, and book value per share, respectively.

  •
  Adjusted allowance for credit losses to loans and leases—as the allowance for credit losses takes into account credit deterioration on acquired loans and leases, which include an estimate of credit losses in their initial fair values, we disclose the adjusted allowance for credit losses to loans and leases in addition to the allowance for credit losses to loans and leases. The adjusted allowance for credit losses to loans and leases excludes acquired loans and leases and the related allowance.

        The methodology for determining adjusted earnings from continuing operations before income taxes, adjusted efficiency ratio, return on average tangible equity, tangible common equity amounts and ratios, tangible book value per share, and adjusted allowance for credit losses to loans and leases may differ among companies.

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

        The following tables present performance amounts and ratios in accordance with GAAP and a reconciliation of the non-GAAP financial measurements to the GAAP financial measurements:

	Three Months Ended
Adjusted Earnings From Continuing Operations Before Income Taxes	March 31, 2014	December 31, 2013	March 31, 2013
	(In thousands)
Earnings from continuing operations before income taxes	$40,481	$12,582	$21,213
Plus: Provision (negative provision) for credit losses	(644)	(1,338)	3,137
Accelerated vesting of restricted stock	—	12,420	—
Non-covered OREO (income) expense, net	(246)	25	313
Covered OREO (income) expense, net	(1,615)	(594)	(813)
Acquisition and integration costs	2,200	4,253	692
Less: FDIC loss sharing expense, net	(11,430)	(10,593)	(3,137)
Gain (loss) on sale of securities	4,752	(272)	409
Gain on sale of an owned building	1,570	—	—

Adjusted earnings from continuing operations before income taxes	$45,284	$38,213	$27,270

	Three Months Ended
Adjusted Efficiency Ratio	March 31, 2014	December 31, 2013	March 31, 2013
	(Dollars in thousands)
Noninterest expense	$50,869	$66,088	$44,183
Less: Non-covered OREO (income) expense, net	(246)	25	313
Covered OREO (income) expense, net	(1,615)	(594)	(813)
Acquisition and integration costs	2,200	4,253	692
Accelerated vesting of restricted stock	—	12,420	—

Adjusted noninterest expense	$50,530	$49,984	$43,991

Net interest income	$86,015	$81,258	$65,693
Noninterest income	4,691	(3,926)	2,840

Net revenues	90,706	77,332	68,533
Less: FDIC loss sharing expense, net	(11,430)	(10,593)	(3,137)
Gain (loss) on sale of securities	4,752	(272)	409
Gain on sale of an owned building	1,570	—	—

Adjusted net revenues	$95,814	$88,197	$71,261

Base efficiency ratio(1)	56.1%	85.5%	64.5%
Adjusted efficiency ratio(2)	52.7%	56.7%	61.7%

(1)
Noninterest expense divided by net revenues.

(2)
Adjusted noninterest expense divided by adjusted net revenues.

	Three Months Ended
Return on Average Tangible Equity	March 31, 2014	December 31, 2013	March 31, 2013
	(Dollars in thousands)
PacWest Bancorp Consolidated:
Net earnings	$25,080	$3,109	$13,494

Average stockholders' equity	$820,248	$818,935	$589,207
Less: Average intangible assets	225,294	233,628	93,786

Average tangible common equity	$594,954	$585,307	$495,421

Annualized return on average equity(1)	12.40%	1.51%	9.29%
Annualized return on average tangible equity(2)	17.10%	2.11%	11.05%

(1)
Calculated as annualized net earnings divided by average stockholders' equity.

(2)
Calculated as annualized net earnings divided by average tangible common equity.

Tangible Common Equity	March 31, 2014	December 31, 2013
	(Dollars in thousands)
PacWest Bancorp Consolidated:
Stockholders' equity	$833,702	$809,093
Less: Intangible assets	224,627	225,991

Tangible common equity	$609,075	$583,102

Total assets	$6,517,853	$6,533,363
Less: Intangible assets	224,627	225,991

Tangible assets	$6,293,226	$6,307,372

Equity to assets ratio	12.79%	12.38%
Tangible common equity ratio(1)	9.68%	9.24%
Book value per share	$18.21	$17.66
Tangible book value per share	$13.31	$12.73
Shares outstanding	45,777,580	45,822,834
Pacific Western Bank:
Stockholders' equity	$910,644	$911,200
Less: Intangible assets	224,627	225,991

Tangible common equity	$686,017	$685,209

Total assets	$6,507,288	$6,523,742
Less: Intangible assets	224,627	225,991

Tangible assets	$6,282,661	$6,297,751

Equity to assets ratio	13.99%	13.97%
Tangible common equity ratio(1)	10.92%	10.88%

(1)
Calculated as tangible common equity divided by tangible assets.

Adjusted Allowance for Credit Losses to Loans and Leases (Excludes PCI Loans)	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Allowance for credit losses	$66,955	$67,816
Less: Allowance related to acquired loans and leases	737	607

Adjusted allowance for credit losses	$66,218	$67,209

Gross loans and leases	$3,828,569	$3,930,539
Less: Carrying value of acquired Non-PCI loans and leases	1,001,248	1,060,172

Adjusted loans and leases	$2,827,321	$2,870,367

Allowance for credit losses to loans and leases(1)	1.75%	1.73%
Adjusted allowance for credit losses to loans and leases(2)	2.34%	2.34%

(1)
Allowance for credit losses divided by gross loans and leases.

(2)
Adjusted allowance for credit losses divided by adjusted loans and leases.

Results of Operations

  Acquisitions Impact Earnings Performance

        The comparability of financial information is affected by our acquisitions. We completed the FCAL acquisition on May 31, 2013 ($1.6 billion in assets). This acquisition has been accounted for using the acquisition method of accounting and, accordingly, FCAL's operating results have been included in the consolidated financial statements from its acquisition date.

  Earnings Performance

        The following table presents profitability metrics for the periods indicated:

	Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
Profitability Measures:
Earnings per share:
Basic	$0.55	$0.06	$0.37
Diluted	$0.55	$0.06	$0.37
Annualized return on:
Average assets	1.56%	0.19%	1.02%
Average equity	12.40%	1.51%	9.29%
Average tangible equity(1)	17.10%	2.11%	11.05%
Net interest margin	5.95%	5.41%	5.40%
Core net interest margin(2)	5.42%	5.31%	5.36%
Base efficiency ratio	56.1%	85.5%	64.5%
Adjusted efficiency ratio(3)	52.7%	56.7%	61.7%

(1)
Calculation reduces average equity by average intangible assets.

(2)
Excludes accelerated accretion of acquisition discounts resulting from PCI loan payoffs.

(3)
Excludes FDIC loss sharing expense, securities gains and losses, gain on sale of an owned building, OREO expense, acquisition and integration costs, and accelerated vesting of restricted stock.

        The following table presents net credit costs for the periods indicated:

	Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
	(In thousands)
(Negative provision) provision for credit losses	$(644)	$(1,338)	$3,137
Non-covered OREO (income) expense, net	(246)	25	313
Covered OREO (income) expense, net	(1,615)	(594)	(813)
Less: FDIC loss sharing expense, net	11,430	10,593	3,137

Total net credit costs	$8,925	$8,686	$5,774

  First Quarter of 2014 Compared to Fourth Quarter of 2013

        Net earnings were $25.1 million, or $0.55 per diluted share, for the first quarter of 2014, compared to $3.1 million, or $0.06 per diluted share, for the fourth quarter of 2013. The quarter-over-quarter increase in net earnings of $22.0 million was due mostly to: (a) the $12.4 million ($12.2 million after tax) accelerated vesting of restricted stock that occurred during the fourth quarter of 2013 and not repeated in the first quarter of 2014; (b) the $4.7 million ($2.8 million after tax) increase in net interest income; (c) the $5.0 million ($2.9 million after tax) increase in gain on sale of securities; and (d) the $5.4 million ($3.1 million after tax) increase in other income, including the $1.6 million ($911,000 after tax) gain on sale of an owned building, which was a former branch location obtained in the FCAL acquisition.

  First Quarter of 2014 Compared to First Quarter of 2013

        Net earnings for the first quarter of 2014 were $25.1 million, or $0.55 per diluted share, compared to net earnings for the first quarter of 2013 of $13.5 million, or $0.37 per diluted share. The $11.6 million increase in net earnings was due primarily to: (a) the $20.3 million ($11.8 million after tax) increase in net interest income; (b) the $4.3 million ($2.5 million after tax) increase in gain on sale of securities; and (c) the $5.7 million ($3.3 million after tax) increase in other income. The items were offset partially by: (a) the $3.3 million ($1.9 million after tax) increase in compensation expense; (b) the $3.2 million ($1.8 million after tax) increase in net credit costs; (c) the $1.5 million ($1.4 million after tax) increase in acquisition and integration costs; (d) the $997,000 ($578,000 after tax) increase in occupancy expense; and (e) the $927,000 ($538,000 after tax) increase in other expense.

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

        The following tables present, for the periods indicated, the distribution of average assets, liabilities and stockholders' equity, as well as interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities:

	Three Months Ended
	March 31, 2014			December 31, 2013			March 31, 2013
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans and leases, net of unearned income(1)	$4,231,319	$77,463	7.42%	$4,301,377	$73,352	6.77%	$3,500,895	$61,010	7.07%
Investment securities(2)	1,512,694	10,823	2.90%	1,531,335	10,422	2.70%	1,365,210	8,216	2.44%
Deposits in financial institutions	118,682	74	0.25%	129,716	82	0.25%	69,056	43	0.25%

Total interest-earning assets	5,862,695	$88,360	6.11%	5,962,428	$83,856	5.58%	4,935,161	$69,269	5.69%

Other assets	650,681			670,302			440,990

Total assets	$6,513,376			$6,632,730			$5,376,151

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest checking deposits	$627,493	$78	0.05%	$627,256	$83	0.05%	$523,503	$62	0.05%
Money market deposits	1,451,964	618	0.17%	1,512,369	654	0.17%	1,207,332	484	0.16%
Savings deposits	223,074	14	0.03%	220,331	14	0.03%	155,687	12	0.03%
Time deposits	666,463	515	0.31%	694,924	699	0.40%	796,644	2,091	1.06%

Total interest-bearing deposits	2,968,994	1,225	0.17%	3,054,880	1,450	0.19%	2,683,166	2,649	0.40%
Borrowings	18,176	79	1.76%	9,861	86	3.46%	12,561	144	4.65%
Subordinated debentures	132,696	1,041	3.18%	132,560	1,062	3.18%	108,250	783	2.93%

Total interest-bearing liabilities	3,119,866	$2,345	0.30%	3,197,301	$2,598	0.32%	2,803,977	$3,576	0.52%

Noninterest-bearing demand deposits	2,374,325			2,397,642			1,940,435
Other liabilities	198,937			218,852			42,532

Total liabilities	5,693,128			5,813,795			4,786,944
Stockholders' equity	820,248			818,935			589,207

Total liabilities and stockholders' equity	$6,513,376			$6,632,730			$5,376,151

Net interest income		$86,015			$81,258			$65,693

Net interest rate spread			5.81%			5.26%			5.17%
Net interest margin			5.95%			5.41%			5.40%
Total deposits	$5,343,319			$5,452,522			$4,623,601
All-in deposit cost(3)			0.09%			0.11%			0.23%

(1)
Includes nonaccrual loans and leases and loan fees.

(2)
The tax-equivalent yield on investment securities was 3.35%, 3.14%, and 2.79% for the three months ended March 31, 2014, December 31, 2013, and March 31, 2013, respectively.

(3)
All-in deposit cost is calculated as annualized interest expense on deposits divided by average total deposits.

        The net interest margin ("NIM") and loan and lease yields are impacted by accelerated accretion of acquisition discounts resulting from PCI loan payoffs, which causes volatility from period to period.

The effects of this item on the NIM and loan and lease yield are shown in the following tables for the periods indicated:

	Three Months Ended
NIM:	March 31, 2014	December 31, 2013	March 31, 2013
Increase due to accelerated accretion of acquisition discounts resulting from PCI loan payoffs	0.53%	0.10%	0.04%
Core	5.42%	5.31%	5.36%
Loan and Lease Yield:
Increase due to accelerated accretion of acquisition discounts resulting from PCI loan payoffs	0.74%	0.13%	0.08%
Core	6.68%	6.64%	6.99%

        The following table presents the loan yields and related average balances for our Non-PCI loans and leases, PCI loans, and total loan and lease portfolio for the periods indicated:

	Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
	(Dollars in thousands)
Yields:
Non-PCI loans and leases	6.17%	6.14%	6.71%
PCI loans	21.83%	13.15%	9.23%
Total loans and leases	7.42%	6.77%	7.07%
Average Balances:
Non-PCI loans and leases	$3,891,990	$3,916,650	$2,999,002
PCI loans	339,329	384,727	501,893

Total loans and leases	$4,231,319	$4,301,377	$3,500,895

        Reductions in the higher yielding PCI loans will result in lower net interest income in the absence of larger amounts of originated or acquired non-impaired loans.

  First Quarter of 2014 Compared to Fourth Quarter of 2013

        Net interest income increased by $4.7 million to $86.0 million for the first quarter of 2014 compared to $81.3 million for the fourth quarter of 2013 due primarily to higher interest income on loans and leases. Interest income on loans and leases increased $4.1 million due mostly to higher accelerated accretion of acquisition discounts resulting from PCI loan payoffs, offset partially by two fewer days in the current quarter. Interest income on investment securities increased $401,000 due to purchases of higher yielding securities during the first quarter, offset partially by the sale of $137.3 million in lower yielding GSE securities and reduced discount accretion on our covered private label mortgage-backed securities due to slower prepayments. Interest expense declined by $253,000 due mainly to a lower average rate and average balance for time deposits, as well as a lower average balance for money market deposits and two fewer days in the current quarter.

        Our NIM for the first quarter of 2014 was 5.95% compared to 5.41% for the fourth quarter of 2013. The 54 basis point increase in NIM was driven by a 53 basis point increase in our earning asset yield. The increase in the earning asset yield was due to the 65 basis point increase in the loan and lease yield.

        The yield on loans and leases increased to 7.42% for the first quarter of 2014 from 6.77% for the fourth quarter of 2013 due to higher accelerated accretion of acquisition discounts resulting from PCI loan payoffs. The accelerated accretion of acquisition discounts resulting from PCI loan payoffs totaled $7.7 million for the first quarter and $1.4 million for the fourth quarter. When accelerated accretion is excluded, the core yield on loans and leases was 6.68% for the first quarter and 6.64% for the fourth quarter.

        The yield on PCI loans increased to 21.83% for the first quarter of 2014 from 13.15% for the fourth quarter of 2013 due mainly to the $6.3 million increase in accelerated accretion of acquisition discounts resulting from PCI loan payoffs. When accelerated accretion is excluded, the core yield on PCI loans increased to 12.68% for the first quarter from 11.67% for the fourth quarter due to improved performance on the underlying loans.

        The cost of average funding sources declined one basis point to 0.17% for the first quarter of 2014 from 0.18% for the fourth quarter of 2013. This includes all-in deposit cost which declined two basis points to 0.09% for the current quarter compared to the prior quarter. The cost of total interest-bearing deposits and total interest-bearing liabilities each declined two basis points to 0.17% and 0.30% for the first quarter. Such declines are due mainly to a lower average rate on time deposits.

  First Quarter of 2014 Compared to First Quarter of 2013

        Net interest income increased by $20.3 million to $86.0 million for the first quarter of 2014 compared to $65.7 million for the first quarter of 2013. This change was due mainly to a $16.5 million increase in interest income on loans and leases, a $2.6 million increase in interest income on investment securities, and a $1.2 million decrease in interest expense on deposits.

        Interest income on loans and leases increased due mainly to the addition of the acquired FCAL loan portfolio and higher accelerated accretion of acquisition discounts resulting from PCI loan payoffs. Average loans and leases increased $730.4 million to $4.2 billion for the three months ended March 31, 2014 from $3.5 billion for the same quarter in 2013. Interest income on investment securities increased due to purchases of higher yielding securities, lower premium amortization on pass through securities attributable to slower prepayment speeds, and higher dividends on FHLB stock, offset partially by the sale of $137.3 million in lower yielding pass through securities and reduced discount accretion on our covered private label mortgage-backed securities due to slower prepayment speeds. The decline in interest expense on deposits for the first quarter of 2014 compared to the same period last year was due mainly to the lower rate and average balance of time deposits.

        The NIM increased 55 basis points to 5.95% for the first quarter of 2014 compared to 5.40% for the same quarter last year driven by a 42 basis point increase in our earning asset yield and a 14 basis point decline in our cost of average funding sources. The increase in the earning asset yield was due to the 35 basis point increase in the loan and lease yield and 46 basis point increase in the yield on securities. The decline in the cost of our average funding sources was due mainly to the decrease in our cost of interest-bearing deposits.

        The yield on loans and leases increased 35 basis points for the first quarter of 2014 compared to 7.07% for the same quarter of 2013. This increase was due to higher accelerated accretion of acquisition discounts resulting from PCI loan payoffs. Such accelerated accretion totaled $7.7 million for the 2014 quarter and $677,000 for the first quarter of 2013. When accelerated accretion is excluded, the core yield on loans and leases was 6.68% for the first quarter of 2014 and 6.99% for the first quarter of 2013. The decline in the core yield was attributable to lower yields on new loan and lease originations.

        The cost of average funding sources declined 14 basis points to 0.17% for the first quarter of 2014 from 0.31% for the first quarter of 2013. This includes all-in deposit cost which also declined 14 basis points to 0.09% for the current quarter from 0.23% for the same quarter last year. The cost of total interest-bearing deposits declined 23 basis points to 0.17% and total interest-bearing liabilities declined 22 basis points to 0.30% for the first quarter of 2014. Such declines are due mainly to a lower rate on average time deposits and lower average time deposits as part of our overall deposit mix.

  Provision for Credit Losses

        The following table sets forth the details of the provision for credit losses and allowance for credit losses data for the periods indicated:

	Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
	(Dollars in thousands)
Provision For Credit Losses:
Addition to (reduction in) allowance for Non-PCI loans and leases	$600	$(325)	$(460)
Addition to (reduction in) reserve for unfunded loan commitments	(600)	325	460

Total provision (negative provision) for Non-PCI loans and leases	—	—	—
Provision (negative provision) for PCI loans	(644)	(1,338)	3,137

Total provision (negative provision) for credit losses	$(644)	$(1,338)	$3,137

Non-PCI Allowance for Credit Losses Data:
Net charge-offs (recoveries) on Non-PCI loans and leases	$861	$(15)	$223
Annualized net charge-offs to average Non-PCI loans and leases	0.09%	—	0.03%
At Period End:
Allowance for loan and lease losses	$59,980	$60,241	$65,216
Allowance for credit losses	66,955	67,816	71,896
Non-PCI nonaccrual loans and leases	58,121	46,774	43,127
Non-PCI classified loans and leases	150,517	127,311	107,178
Allowance for credit losses to Non-PCI loans and leases	1.75%	1.73%	2.41%
Allowance for credit losses to Non-PCI nonaccrual loans and leases	115.2%	145.0%	166.7%

        Provisions for credit losses are charged to earnings as and when needed for both on and off-balance sheet credit exposures. We have a provision for credit losses on our non-purchased credit impaired ("Non-PCI") loans and leases and a provision for credit losses on our purchased credit impaired ("PCI") loans. The provision for credit losses on our Non-PCI loans and leases is based on our allowance methodology and is an expense, or contra-expense, that, in our judgment, is required to maintain the adequacy of the allowance for loan and lease losses and the reserve for unfunded loan commitments. Our allowance methodology reflects net charge-offs, the levels and trends of nonaccrual and classified loans and leases, the migration of loans and leases into various risk classifications, and the level of outstanding loans and leases and commitments. The provision for credit losses on our PCI loans results from decreases or increases in expected cash flows on such loans compared to those previously estimated.

        Our Non-PCI loans and leases at March 31, 2014, included $1.0 billion in loans and leases acquired in acquisitions. These acquired loans and leases were initially recorded at their estimated fair values and such initial fair values included an estimate of credit losses. The allowance calculation for Non-PCI loans and leases takes into consideration those acquired loans and leases whose credit quality has deteriorated since their acquisition dates. At March 31, 2014, $737,000 of our allowance for credit losses applies to these acquired loans and leases. When these acquired loans and leases are excluded from the total of Non-PCI loans and leases and the related allowance of $737,000 is excluded from the allowance for credit losses, the result is an adjusted coverage ratio of our allowance for credit losses to Non-PCI loans and leases of 2.34% at March 31, 2014; the comparable ratio at December 31, 2013 was 2.34%.

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

  Noninterest Income

        The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
	(In thousands)
Noninterest Income:
Service charges on deposit accounts	$3,002	$3,197	$2,863
Other commissions and fees	1,932	2,125	1,933
Gain on sale of leases	106	683	225
Gain (loss) on sale of securities	4,752	(272)	409
Increase in cash surrender value of life insurance	466	448	433
FDIC loss sharing expense, net	(11,430)	(10,593)	(3,137)
Other income	5,863	486	114

Total noninterest income	$4,691	$(3,926)	$2,840

        The following table presents the details of FDIC loss sharing income (expense), net for the periods indicated:

	Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
	(In thousands)
FDIC Loss Sharing Income (Expense) , Net:
(Loss) gain on FDIC loss sharing asset(1)	$(2,206)	$(1,909)	$3,466
FDIC loss sharing asset amortization, net	(7,912)	(8,111)	(5,991)
Net reimbursement to FDIC for covered OREOs(2)	(1,224)	(508)	(614)
Other	(88)	(65)	2

Total FDIC loss sharing income (expense), net	$(11,430)	$(10,593)	$(3,137)

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

  First Quarter of 2014 Compared to Fourth Quarter of 2013

        Noninterest income increased by $8.6 million to a positive $4.7 million for the first quarter of 2014 from a negative $3.9 million for the fourth quarter of 2013. The increase was due mostly to the $5.0 million increase in gain on sales of securities during the first quarter and a $5.4 million increase in other income, offset by an increase of $837,000 in FDIC loss sharing expense and a decrease of $577,000 in gain on sales of leases. During the first quarter we sold $137.3 million in GSE pass through securities that resulted in a gain of $4.8 million. We sold these securities to take advantage of favorable market conditions for premium coupon seasoned GSE securities and redeployed the proceeds into single-maturity investments that are expected to perform better under current market conditions. During the fourth quarter we sold $10.0 million in collateralized loan obligation ("CLO") securities, which resulted in a net loss of $272,000. We sold the CLO securities in order to minimize our risk in holding these securities subject to the then proposed regulations referred to as the Volcker rule. The increase in other income was due to $3.5 million in income recognized on the early repayment of leases and a $1.6 million gain on the sale of an owned building, which was a former branch location; there is no similar income in the other periods presented. The increase in FDIC loss sharing expense was due to lower covered OREO expense attributable mainly to higher gain on sales of covered OREO and higher losses on the FDIC loss sharing asset.

  First Quarter of 2014 Compared to First Quarter of 2013

        Noninterest income increased by $1.9 million to $4.7 million for the first quarter of 2014 compared to $2.8 million for the first quarter of 2013. The increase was due mostly to the $4.3 million increase in gain on sales of securities and a $5.7 million increase in other income, offset by an increase of $8.3 million in FDIC loss sharing expense. During the first quarter of 2013, we sold $12.4 million in corporate debt securities to reduce overall portfolio price volatility and extension risk and recognized a gain of $409,000. The increase in FDIC loss sharing expense was due to: (1) a higher loss on the FDIC loss sharing asset attributable mainly to a lower provision for credit losses on covered loans, and (2) higher amortization of the FDIC loss sharing asset.

  Noninterest Expense

        The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
	(Dollars in thousands)
Noninterest Expense:
Compensation	$28,627	$27,697	$25,350
Accelerated vesting of restricted stock	—	12,420	—
Occupancy	7,595	7,553	6,598
Data processing	2,540	2,216	2,233
Other professional services	2,286	2,314	2,097
Business development	934	992	736
Communications	737	860	613
Insurance and assessments	1,593	1,572	1,261
Non-covered other real estate owned, net	(246)	25	313
Covered other real estate owned, net	(1,615)	(594)	(813)
Intangible asset amortization	1,364	1,430	1,176
Acquisition and integration	2,200	4,253	692
Other expense	4,854	5,350	3,927

Total noninterest expense	$50,869	$66,088	$44,183

        The following tables present the components of OREO expense, net for the periods indicated:

	Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
	(In thousands)
Non-Covered OREO Expense:
Provision for losses	$—	$83	$92
Maintenance costs	453	163	270
Gain on sale	(699)	(221)	(49)

Total non-covered OREO (income) expense, net	$(246)	$25	$313

Covered OREO Expense:
Provision for losses	$94	$338	$1,093
Maintenance costs	(85)	42	(45)
Gain on sale	(1,624)	(974)	(1,861)

Total covered OREO (income) expense, net	$(1,615)	$(594)	$(813)

  First Quarter of 2014 Compared to Fourth Quarter of 2013

        Noninterest expense decreased by $15.2 million to $50.9 million for the first quarter of 2014 compared to $66.1 million for the fourth quarter of 2013. The decline was due to the $12.4 million of expense from accelerated vesting of restricted stock incurred in the fourth quarter and not repeated in the first quarter, as well as decreases of $2.1 million and $1.0 million in acquisition and integration costs and covered OREO expense, respectively. The decrease in covered OREO expense was due mainly to a higher gain on sales of covered OREO of $650,000, lower write-downs of $244,000, and lower maintenance costs of $127,000. Compensation expense increased $930,000 due mainly to the timing of payroll taxes and lower cost deferral on loan originations, offset partially by lower restricted stock amortization, excluding the accelerated vesting of restricted stock.

        In December 2013, we accelerated the vesting of certain restricted stock awards that resulted in a pre-tax charge of $12.4 million ($12.2 million after tax). This action was taken by the Company in order to eliminate an additional $21.0 million of compensation and tax expense related to change in control payments that the Company would have otherwise incurred upon consummation of the CapitalSource merger. Such eliminated expenses relate to tax gross-up payments and the value of lost tax deductions, in each case due to the impact of Sections 280G and 4999 of the Internal Revenue Code as they apply to change in control payments that would have become payable to certain PacWest employees in conjunction with the CapitalSource merger. The restricted stock awards that were vested on an accelerated basis in 2013 would have otherwise vested upon consummation of the CapitalSource merger, and the $12.2 million after-tax charge to earnings recorded in December 2013 would have been incurred at that time.

        Noninterest expense includes certain non-cash items: (a) amortization of restricted stock, which is included in compensation, and (b) intangible asset amortization. Amortization of restricted stock, excluding the accelerated vesting of restricted stock, totaled $1.6 million for the first quarter of 2014, $2.3 million for the fourth quarter of 2013, and $1.8 million for the first quarter of 2013. Intangible asset amortization totaled $1.4 million for each of the first quarter of 2014 and fourth quarter of 2013, and $1.2 million for the first quarter of 2013.

  First Quarter of 2014 Compared to First Quarter of 2013

        Noninterest expense increased by $6.7 million to $50.9 million for the first quarter of 2014 compared to $44.2 million for the first quarter of 2013. This change was due mainly to the increases of $3.3 million, $1.5 million, $997,000, and $927,000 in compensation expense, acquisition and integration costs, occupancy expense, and other expense, respectively. The increases in compensation expense and occupancy expense were attributable mainly to the addition of the acquired FCAL operations. The increase in other expense was due mostly to higher net losses on low income housing investments and higher employee-related expenses.

  Income Taxes

        The effective tax rate for the first quarter of 2014 was 35.8% compared to 74.1% for the fourth quarter of 2013 and 36.4% for the first quarter of 2013. The fourth quarter of 2013 effective tax rate was driven higher than normal by the non-deductibility of most of the $12.4 million accelerated vesting of restricted stock. When this item is excluded, the adjusted effective tax rate was 36.4% for the fourth quarter. Generally, the difference in the effective tax rates between periods relates mainly to the level of tax credits and tax deductions and the amount of tax exempt income recorded in each of the periods. The Company operates primarily in the federal and California jurisdictions and the blended statutory tax rate for federal and California is 42%.

Business Segments

        The Company's reportable segments consist of "Banking," "Asset Financing," and "Other." At March 31, 2014, the Other segment consisted of the PacWest Bancorp holding company and other elimination and reconciliation entries. For further information, see Note 15, Business Segments, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

        The following tables present information regarding our business segments as of and for the periods indicated (the only segment income statements for which discontinued operations are applicable and reported are those for the three months ended March 31, 2014 and December 31, 2013):

	March 31, 2014
Balance Sheet Data	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Loans and leases, net of unearned income	$3,707,308	$453,759	$—	$4,161,067
Allowance for loan and lease losses	(74,833)	(6,347)	—	(81,180)

Total loans and leases, net	$3,632,475	$447,412	$—	$4,079,887

Goodwill	$183,065	$25,678	$—	$208,743
Core deposit and customer relationship intangibles, net	14,139	1,745	—	15,884
Total assets	5,990,162	517,126	10,565	6,517,853
Total deposits(1)	5,415,691	—	(46,283)	5,369,408

(1)
The negative balance for total deposits in the "Other" segment represents the elimination of holding company cash held in deposit accounts at the Bank.

	March 31, 2013
Balance Sheet Data	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Loans and leases, net of unearned income	$3,004,525	$464,738	$—	$3,469,263
Allowance for loan and lease losses	(89,382)	(5,137)	—	(94,519)

Total loans and leases, net	$2,915,143	$459,601	$—	$3,374,744

Goodwill	$53,995	$25,678	$—	$79,673
Core deposit and customer relationship intangibles, net	11,159	2,388	—	13,547
Total assets	4,773,916	504,554	21,435	5,299,905
Total deposits(1)	4,580,514	—	(27,284)	4,553,230

(1)
The negative balance for total deposits in the "Other" segment represents the elimination of holding company cash held in deposit accounts at the Bank.

	Three Months Ended March 31, 2014
Results of Operations	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$77,595	$10,765	$—	$88,360
Intersegment interest income (expense)	222	(222)	—	—
Other interest expense	(1,227)	(77)	(1,041)	(2,345)

Net interest income	76,590	10,466	(1,041)	86,015

Negative provision (provision) for credit losses	826	(182)	—	644

Gain on sale of securities	4,752	—	—	4,752
FDIC loss sharing expense	(11,430)	—	—	(11,430)
Other noninterest income	6,897	4,445	27	11,369

Total noninterest income	219	4,445	27	4,691

OREO income, net	1,861	—	—	1,861
Intangible asset amortization	(1,191)	(173)	—	(1,364)
Acquisition and integration costs	(2,200)	—	—	(2,200)
Other noninterest expense	(40,990)	(6,573)	(1,603)	(49,166)

Total noninterest expense	(42,520)	(6,746)	(1,603)	(50,869)

Earnings (loss) from continuing operations before income taxes	35,115	7,983	(2,617)	40,481
Income tax (expense) benefit	(12,334)	(3,331)	1,089	(14,576)

Net earnings (loss) from continuing operations	22,781	4,652	(1,528)	25,905

Loss from discontinued operations before income taxes	(1,413)	—	—	(1,413)
Income tax benefit	588	—	—	588

Net loss from discontinued operations	(825)	—	—	(825)

Net earnings (loss)	$21,956	$4,652	$(1,528)	$25,080

	Three Months Ended December 31, 2013
Results of Operations	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$72,391	$11,465	$—	$83,856
Intersegment interest income (expense)	241	(241)	—	—
Other interest expense	(1,451)	(85)	(1,062)	(2,598)

Net interest income	71,181	11,139	(1,062)	81,258

Negative provision (provision) for credit losses	2,026	(688)	—	1,338

Loss on sale of securities	(272)	—	—	(272)
FDIC loss sharing expense	(10,593)	—	—	(10,593)
Other noninterest income	5,933	979	27	6,939

Total noninterest income	(4,932)	979	27	(3,926)

Accelerated vesting of restricted stock	(12,420)	—	—	(12,420)
OREO income, net	569	—	—	569
Intangible asset amortization	(1,274)	(156)	—	(1,430)
Acquisition and integration costs	(4,253)	—	—	(4,253)
Other noninterest expense	(41,248)	(5,720)	(1,586)	(48,554)

Total noninterest expense	(58,626)	(5,876)	(1,586)	(66,088)

Earnings (loss) from continuing operations before income taxes	9,649	5,554	(2,621)	12,582
Income tax (expense) benefit	(7,902)	(2,287)	1,054	(9,135)

Net earnings (loss) from continuing operations	1,747	3,267	(1,567)	3,447

Loss from discontinued operations before income taxes	(578)	—	—	(578)
Income tax benefit	240	—	—	240

Net loss from discontinued operations	(338)	—	—	(338)

Net earnings (loss)	$1,409	$3,267	$(1,567)	$3,109

	Three Months Ended March 31, 2013
Results of Operations	Banking	Asset Financing	Other	Consolidated Company
	(In thousands)
Interest income	$56,907	$12,362	$—	$69,269
Intersegment interest income (expense)	471	(471)	—	—
Other interest expense	(2,650)	(143)	(783)	(3,576)

Net interest income	54,728	11,748	(783)	65,693

Negative provision (provision) for credit losses	(2,336)	(801)	—	(3,137)

Gain on sale of securities	409	—	—	409
FDIC loss sharing expense	(3,137)	—	—	(3,137)
Other noninterest income	5,001	544	23	5,568

Total noninterest income	2,273	544	23	2,840

OREO income, net	500	—	—	500
Intangible asset amortization	(993)	(183)	—	(1,176)
Acquisition and integration costs	(692)	—	—	(692)
Other noninterest expense	(35,346)	(6,053)	(1,416)	(42,815)

Total noninterest expense	(36,531)	(6,236)	(1,416)	(44,183)

Earnings (loss) before income taxes	18,134	5,255	(2,176)	21,213
Income tax (expense) benefit	(6,430)	(2,199)	910	(7,719)

Net earnings (loss)	$11,704	$3,056	$(1,266)	$13,494

  First Quarter of 2014 Compared to First Quarter of 2013

        Net earnings for the Banking segment increased by $10.6 million to $22.0 million for the first quarter of 2014 compared to $11.7 million for the first quarter of 2013. This change was due mostly to increases in net interest income, negative provision for credit losses, gain on sale of securities, and other income. Other income includes a $1.6 million gain on the sale of an owned building that was a former branch location obtained in the FCAL acquisition. These items were offset partially by increases in FDIC loss sharing expense, compensation expense, occupancy expense, and acquisition and integration costs.

        Net interest income for the Banking segment increased by $21.9 million for the first quarter of 2014 compared to the first quarter of 2013, due mainly to an increase in interest-earning assets and lower interest expense on deposits. The yield on average interest-earning assets was 5.82% for the first quarter of 2014 compared to 5.13% for the same quarter last year. The net interest margin attributed to the Banking segment was 5.75% for the first quarter of 2014 compared to 4.94% for the first quarter of 2013.

        Net earnings for the Asset Financing segment increased by $1.6 million to $4.7 million for the first quarter of 2014 compared to $3.1 million for the first quarter of 2013. This change was due mainly to an increase in noninterest income, offset partially by lower net interest income. Noninterest income increased $3.9 million due mainly to $3.5 million in income recognized on the early repayment of leases. The yield on average interest-earning assets was 9.54% for the first quarter of 2014 compared to 11.66% for the same quarter last year. Yields are impacted by amortization and accretion of purchase premiums and discounts as loans and leases run off.

        Net loss for the Other segment increased by $262,000 to $1.5 million for the first quarter of 2014 compared to $1.3 million for the first quarter of 2013. This change was due primarily to higher interest expense and higher employee-related expense, offset partially by lower compensation expense. The Other segment consists principally of holding company operations, which result in expenses principally for compensation, facilities, professional services, and interest on subordinated debentures.

Balance Sheet Analysis

  Investment Portfolio

        The following table presents the components, yields, and durations of our securities available-for-sale as of the date indicated:

	March 31, 2014
Security Type	Amortized Cost	Carrying Value	Yield(1)	Duration (in years)
	(Dollars in thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise pass through securities	$560,004	$574,669	2.63%	3.9
Government agency and government-sponsored enterprise collateralized mortgage obligations	272,832	269,637	2.40%	5.2
Covered private label collateralized mortgage obligations	29,649	37,594	6.99%	2.9
Municipal securities(2)	455,437	447,933	2.79%	6.0
Corporate debt securities	84,210	84,211	2.58%	2.6
Government-sponsored enterprise debt securities	36,180	36,054	2.22%	5.9
Other securities	27,393	27,375	0.64%	0.1

Total securities available-for-sale(2)	$1,465,705	$1,477,473	2.70%	4.6

(1)
Represents the yield for the month of March 2014.

(2)
The tax equivalent yield was 4.18% and 3.12% for municipal securities and total securities available-for-sale, respectively.

        The following table shows the geographic composition of the majority of our municipal securities portfolio as of the date indicated:

	March 31, 2014
	Carrying Value	% of Total
	(In thousands)
Municipal Securities by State:
Texas	$84,273	19%
Washington	42,991	10%
New York	32,867	8%
Colorado	25,881	6%
Illinois	24,766	6%
Ohio	22,739	5%
California	19,799	4%
Hawaii	15,469	3%
Florida	15,308	3%
Massachusetts	15,370	3%

Total of 10 largest states	299,463	67%
All other states	148,470	33%

Total municipal securities	$447,933	100%

  Loans and Leases

        The following table presents the balance of our total gross loans and leases by portfolio segment and class as of the dates indicated:

	March 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$172,012	4%	$181,735	4%
SBA 504	42,318	1%	45,166	1%
Other	2,427,774	58%	2,569,097	60%

Total real estate mortgage	2,642,104	63%	2,795,998	65%

Real estate construction:
Residential	62,115	1%	58,898	1%
Commercial	187,804	5%	160,619	4%

Total real estate construction	249,919	6%	219,517	5%

Total real estate loans	2,892,023	69%	3,015,515	70%

Commercial:
Collateralized	580,742	14%	588,031	13%
Unsecured	143,624	3%	153,880	4%
Asset-based	200,574	5%	202,428	5%
SBA 7(a)	27,339	1%	28,642	1%

Total commercial	952,279	23%	972,981	23%

Leases	249,736	6%	269,769	6%
Consumer	67,047	2%	55,070	1%

Total gross loans and leases	$4,161,085	100%	$4,313,335	100%

        The following tables present our loan and lease portfolio activity for the first quarter of 2014 and fourth quarter of 2013:

	December 31, 2013	Originated and Purchased(1)	Net Paydowns	March 31, 2014
	(In thousands)
Non-PCI loans, excluding Asset Financing Segment	$3,458,342	$139,735	$(219,818) (2)	$3,378,259
Asset Financing Segment	472,197	28,251	(50,138)	450,310

Total Non-PCI loans and leases	3,930,539	167,986	(269,956)	3,828,569
PCI loans	382,796	—	(50,280)	332,516

Total	$4,313,335	$167,986	$(320,236)	$4,161,085

(1)
Includes loan purchases of $17.4 million.

(2)
Includes two loan payoffs for $26.6 million and $23.2 million.

	September 30, 2013	Originated and Purchased(1)	Net Paydowns	December 31, 2013
	(In thousands)
Non-PCI loans, excluding Asset Financing Segment	$3,483,866	$167,691	$(193,215) (2)	$3,458,342
Asset Financing Segment	467,689	68,725	(64,217)	472,197

Total Non-PCI loans and leases	3,951,555	236,416	(257,432)	3,930,539
PCI loans	432,757	—	(49,961)	382,796

Total	$4,384,312	$236,416	$(307,393)	$4,313,335

(1)
Includes loan purchases of $20.9 million.

(2)
Includes two loans of a single lending relationship for $31.8 million that repaid on December 31, 2013.

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

        At March 31, 2014, we had $223.9 million of commercial real estate mortgage loans maturing over the next 12 months. For any of these loans, in the event that we provide a concession through a refinance or modification which we would not ordinarily consider in order to protect as much of our investment as possible, such loans may be considered troubled debt restructurings even though they performed throughout their terms. The circumstances regarding any modification and a borrower's specific situation, such as their ability to obtain financing from another source at similar market terms, are evaluated on an individual basis to determine if a troubled debt restructuring has occurred. Higher levels of troubled debt restructurings may lead to increased classified assets and credit loss provisions.

        The following table presents the composition of our total real estate mortgage loan portfolio as of the dates indicated:

	March 31, 2014		December 31, 2013
Loan Category	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$352,240	13%	$354,345	13%
Retail	320,975	12%	346,370	12%
Office buildings	421,732	16%	434,961	16%
Owner-occupied	221,540	8%	233,195	8%
Hotel	172,012	7%	181,735	6%
Healthcare	187,635	7%	189,737	7%
Mixed use	38,721	1%	68,966	2%
Gas station	32,569	1%	35,224	1%
Self storage	63,408	2%	73,760	3%
Restaurant	20,764	1%	21,510	1%
Land acquisition/development	4,402	—	4,420	—
Unimproved land	12,416	1%	12,517	1%
Other	173,205	7%	174,780	6%

Total commercial real estate mortgage	2,021,619	76%	2,131,520	76%

Residential real estate mortgage:
Multi-family	298,407	12%	330,229	12%
Single family owner-occupied	200,431	8%	212,508	8%
Single family nonowner-occupied	34,454	1%	33,741	1%
Mixed use	11,046	—	10,701	—
HELOCs	76,147	3%	77,299	3%

Total residential real estate mortgage	620,485	24%	664,478	24%

Total gross real estate mortgage loans	$2,642,104	100%	$2,795,998	100%

        The following table presents the balance of our total gross loans and leases by portfolio segment and class, showing the non-covered and covered components, at the date indicated:

	March 31, 2014
	Non-Covered Loans and Leases		Covered Loans		Total Loans and Leases
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$169,678	4%	$2,334	1%	$172,012	4%
SBA 504	42,318	1%	—	—	42,318	1%
Other	2,061,163	55%	366,611	92%	2,427,774	58%

Total real estate mortgage	2,273,159	60%	368,945	93%	2,642,104	63%

Real estate construction:
Residential	60,542	2%	1,573	—	62,115	1%
Commercial	172,340	4%	15,464	4%	187,804	5%

Total real estate construction	232,882	6%	17,037	4%	249,919	6%

Total real estate loans	2,506,041	66%	385,982	97%	2,892,023	69%

Commercial:
Collateralized	574,058	15%	6,684	1%	580,742	14%
Unsecured	140,716	4%	2,908	1%	143,624	3%
Asset-based	200,574	5%	—	—	200,574	5%
SBA 7(a)	27,339	1%	—	—	27,339	1%

Total commercial	942,687	25%	9,592	2%	952,279	23%

Leases	249,736	7%	—	—	249,736	6%
Consumer	64,256	2%	2,791	1%	67,047	2%

Total gross loans and leases	3,762,720	100%	398,365	100%	$4,161,085	100%

  Non-Covered Loans and Leases

        The following table presents the balance of our non-covered loans and leases by portfolio segment and class as of the dates indicated:

	March 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$169,678	4%	$179,340	5%
SBA 504	42,318	1%	45,166	1%
Other	2,061,163	55%	2,153,519	56%

Total real estate mortgage	2,273,159	60%	2,378,025	62%

Real estate construction:
Residential	60,542	2%	58,881	1%
Commercial	172,340	4%	142,842	4%

Total real estate construction	232,882	6%	201,723	5%

Total real estate loans	2,506,041	66%	2,579,748	67%

Commercial:
Collateralized	574,058	15%	581,097	15%
Unsecured	140,716	4%	150,985	4%
Asset-based	200,574	5%	202,428	5%
SBA 7(a)	27,339	1%	28,642	1%

Total commercial	942,687	25%	963,152	25%

Leases	249,736	7%	269,769	7%
Consumer	64,256	2%	52,248	1%

Total gross non-covered loans and leases	$3,762,720	100%	$3,864,917	100%

        The following table presents the composition of our non-covered real estate mortgage loan portfolio as of the dates indicated:

	March 31, 2014		December 31, 2013
Loan Category	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$334,833	15%	$336,648	14%
Retail	270,661	12%	281,739	12%
Office buildings	385,391	17%	392,921	16%
Owner-occupied	207,777	9%	218,786	9%
Hotel	169,678	7%	179,340	8%
Healthcare	180,132	8%	180,957	8%
Mixed use	36,080	2%	63,218	3%
Gas station	28,855	1%	31,421	1%
Self storage	44,032	2%	47,762	2%
Restaurant	19,910	1%	20,617	1%
Land acquisition/development	4,402	—	4,420	—
Unimproved land	11,920	1%	12,043	1%
Other	166,366	7%	167,356	7%

Total commercial real estate mortgage	1,860,037	82%	1,937,228	82%

Residential real estate mortgage:
Multi-family	193,651	9%	211,360	9%
Single family owner-occupied	139,326	6%	149,917	6%
Single family nonowner-occupied	17,075	1%	16,084	1%
Mixed used	10,590	—	10,230	—
HELOCs	52,480	2%	53,206	2%

Total residential real estate mortgage	413,122	18%	440,797	18%

Total gross non-covered real estate mortgage loans	$2,273,159	100%	$2,378,025	100%

  Covered Loans

        The following table presents the composition of our covered loans as of the dates indicated:

	March 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$2,334	1%	$2,395	1%
Other	366,611	92%	415,578	92%

Total real estate mortgage	368,945	93%	417,973	93%

Real estate construction:
Residential	1,573	—	17	—
Commercial	15,464	4%	17,777	4%

Total real estate construction	17,037	4%	17,794	4%

Total real estate loans	385,982	97%	435,767	97%

Commercial:
Collateralized	6,684	1%	6,934	1%
Unsecured	2,908	1%	2,895	1%

Total commercial	9,592	2%	9,829	2%

Consumer	2,791	1%	2,822	1%

Total gross covered loans	398,365	100%	448,418	100%

        The following table presents our gross covered real estate mortgage loan portfolio as of the dates indicated:

	March 31, 2014		December 31, 2013
Loan Category	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$17,407	5%	$17,697	4%
Retail	50,314	14%	64,631	16%
Office buildings	36,341	10%	42,040	10%
Owner-occupied	13,763	4%	14,409	3%
Hotel	2,334	—	2,395	1%
Healthcare	7,503	2%	8,780	2%
Mixed use	2,641	1%	5,748	1%
Gas station	3,714	1%	3,803	1%
Self storage	19,376	5%	25,998	6%
Restaurant	854	—	893	—
Unimproved land	496	—	474	—
Other	6,839	2%	7,424	2%

Total commercial real estate mortgage	161,582	44%	194,292	46%

Residential real estate mortgage:
Multi-family	104,756	28%	118,869	29%
Single family owner-occupied	61,105	17%	62,591	15%
Single family nonowner-occupied	17,379	5%	17,657	4%
Mixed use	456	—	471	—
HELOCs	23,667	6%	24,093	6%

Total residential real estate mortgage	207,363	56%	223,681	54%

Total gross covered real estate mortgage loans	$368,945	100%	$417,973	100%

        We are party to four loss sharing agreements with the FDIC. Such agreements cover a substantial portion of losses incurred on acquired covered loans, other real estate owned, and certain investment securities. The loss sharing agreements relate to the acquisitions of: (1) Affinity Bank ("Affinity") in August 2009, (2) Los Padres Bank ("Los Padres") in August 2010, (3) Western Commercial Bank ("Western Commercial"), in connection with the May 2013 FCAL acquisition, and (4) San Luis Trust Bank ("San Luis"), also in connection with the May 2013 FCAL acquisition. Generally, under the terms of the loss sharing agreements, the FDIC will absorb 80% of losses and receive 80% of loss recoveries on the covered assets. For information regarding the individual loss sharing agreements, see Note 8, FDIC Loss Sharing Asset, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

  Allowance for Credit Losses on Non-PCI Loans and Leases

        The allowance for credit losses on Non-PCI loans and leases is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The allowance for loan and lease losses is reported as a reduction of outstanding loan and lease balances and the reserve for unfunded loan commitments is included within "Other liabilities" on the condensed consolidated balance sheets. Generally, as loans are funded, the amount of the commitment reserve applicable to such funded loans is transferred from the reserve for unfunded loan commitments to the allowance for loan and lease losses based on our allowance methodology. The following discussion is for Non-PCI loans and leases and the allowance for credit losses thereon. Refer to "Balance Sheet Analysis—Allowance for Credit Losses on PCI Loans" for the policy on covered loans.

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

        At March 31, 2014, in the event that 1% of our Non-PCI loans and leases were downgraded one credit risk rating category for each category (e.g., 1% of the "pass" category moved to the "special mention" category, 1% of the "special mention" category moved to "substandard" category, and 1% of the "substandard" category moved to the "doubtful" category within our current allowance methodology), the allowance for credit losses would have increased by approximately $1.4 million. In the event that 5% of our Non- PCI loans and leases were downgraded one credit risk category, the allowance for credit losses would increase by approximately $6.9 million.

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

        The following table presents information regarding the allowance for credit losses on Non-PCI loans and leases as of the dates indicated:

Non-PCI Allowance Data:	March 31, 2014	December 31, 2013	March 31, 2013
	(Dollars in thousands)
Allowance for loan and lease losses	$59,980	$60,241	$65,216
Reserve for unfunded loan commitments	6,975	7,575	6,680

Total allowance for credit losses	$66,955	$67,816	$71,896

Allowance for credit losses to loans and leases	1.75%	1.73%	2.41%
Allowance for credit losses to nonaccrual loans and leases	115.2%	145.0%	166.7%
Allowance for credit losses to nonperforming assets	63.8%	68.8%	74.6%

        The following table presents the changes in our allowance for credit losses on Non-PCI loans and leases for the periods indicated:

	Three Months Ended
Non-PCI Allowance for Credit Losses:	March 31, 2014	December 31, 2013	March 31, 2013
	(In thousands)
Allowance for credit losses, beginning of period	$67,816	$67,801	$72,119
Provision (negative provision) for credit losses	—	—	—
Net (charge-offs) recoveries	(861)	15	(223)

Allowance for credit losses, end of period	$66,955	$67,816	$71,896

        The following table presents the changes in our allowance for loan and lease losses on Non-PCI loans and leases for the periods indicated:

	Three Months Ended
Non-PCI Allowance for Loan and Lease Losses:	March 31, 2014	December 31, 2013	March 31, 2013
	(Dollars in thousands)
Allowance for loan and lease losses, beginning of period	$60,241	$60,551	$65,899
Loans and leases charged off:
Real estate mortgage	(94)	(712)	(322)
Commercial	(1,069)	(1,778)	(708)
Leases	(372)	—	(114)
Consumer	(15)	(87)	(9)

Total loans and leases charged off	(1,550)	(2,577)	(1,153)

Recoveries on loans charged off:
Real estate mortgage	261	842	177
Real estate construction	24	1,140	323
Commercial	377	593	407
Consumer	27	17	23

Total recoveries on loans charged off	689	2,592	930

Net (charge-offs) recoveries	(861)	15	(223)
Provision (negative provision) for loan and lease losses	600	(325)	(460)

Allowance for loan and lease losses, end of period	$59,980	$60,241	$65,216

Ratios:
Allowance for loan and lease losses to loans and leases (end of period)	1.57%	1.53%	2.19%
Allowance for loan and lease losses to nonaccrual loans and leases (end of period)	103.2%	128.8%	151.2%
Annualized net charge-offs to average loans and leases	0.09%	—	0.03%

        The following table presents the changes in our reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended
Non-PCI Reserve for Unfunded Loan Commitments:	March 31, 2014	December 31, 2013	March 31, 2013
	(In thousands)
Reserve for unfunded loan commitments, beginning of period	$7,575	$7,250	$6,220
Provision (negative provision)	(600)	325	460

Reserve for unfunded loan commitments, end of period	$6,975	$7,575	$6,680

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

        The following table presents the changes in our allowance for credit losses on PCI loans for the periods indicated:

	Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
	(In thousands)
Allowance for credit losses on PCI loans, beginning of period	$21,793	$23,235	$26,069
Provision (negative provision)	(644)	(1,338)	3,137
Net (charge-offs) recoveries	51	(104)	97

Allowance for credit losses on PCI loans, end of period	$21,200	$21,793	$29,303

  Nonperforming Assets and Performing Restructured Loans

        The following table presents nonperforming assets and performing restructured loans information as of the dates indicated:

	March 31, 2014	December 31, 2013	March 31, 2013
	(Dollars in thousands)
Nonaccrual loans and leases(1)	$58,121	$46,774	$43,127
Other real estate owned	46,870	51,837	53,272

Total nonperforming assets	$104,991	$98,611	$96,399

Performing restructured loans(1)	$35,101	$41,648	$80,501
Nonaccrual loans and leases to loans and leases, net of unearned income(1)	1.52%	1.19%	1.45%
Nonperforming assets ratio(1)(2)	2.71%	2.48%	3.17%

(1)
Excludes PCI loans.

(2)
Nonperforming assets ratio is calculated as nonperforming assets divided by the sum of total Non-PCI loans and leases and total OREO.

        Nonperforming assets include Non-PCI nonaccrual loans and leases and OREO and totaled $105.0 million at March 31, 2014 compared to $98.6 million at December 31, 2013. The $6.4 million increase in nonperforming assets was due to an $11.3 million increase in nonaccrual loans and leases and an $4.9 million decrease in OREO. The nonperforming assets ratio increased to 2.71% at March 31, 2014 from 2.48% at December 31, 2013.

  Nonaccrual Loans and Leases

        The $11.3 million increase in nonaccrual loans and leases (excluding PCI loans) during the first quarter of 2014 was attributable to (a) additions of $18.4 million, (b) charge-offs of $1.5 million, and (c) other reductions, payoffs and returns to accrual status of $5.6 million.

        The following table presents our Non-PCI nonaccrual loans and leases and accruing loans and leases past due between 30 and 89 days by portfolio segment and class as of the dates indicated:

	Nonaccrual Loans and Leases
					Accruing and 30 - 89 Days Past Due
	March 31, 2014		December 31, 2013
	Amount	% of Loan Category	Amount	% of Loan Category	March 31, 2014 Amount	December 31, 2013 Amount
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$6,639	3.9%	$6,723	3.7%	$—	$—
SBA 504	2,519	6.0%	2,602	5.8%	1,092	2,155
Other(1)	29,701	1.4%	18,648	0.8%	1,831	11,270

Total real estate mortgage	38,859	1.7%	27,973	1.2%	2,923	13,425

Real estate construction:
Residential	387	0.6%	389	0.7%	—	—
Commercial	3,353	1.9%	2,830	1.9%	—	—

Total real estate construction	3,740	1.6%	3,219	1.5%	—	—

Commercial:
Collateralized	7,797	1.3%	9,991	1.7%	140	119
Unsecured	411	0.3%	458	0.3%	—	82
Asset-based	558	0.3%	1,070	0.5%	—	—
SBA 7(a)	2,993	10.9%	3,037	10.6%	387	459

Total commercial	11,759	1.2%	14,556	1.5%	527	660

Leases	220	0.1%	632	0.2%	4,075	2,273
Consumer(2)	3,543	5.3%	394	0.7%	307	3,313

Total Non-PCI loans and leases	$58,121	1.5%	$46,774	1.2%	$7,832	$19,671

(1)
Of the $11.3 million in accruing and 30-89 days past due at December 31, 2013, one loan for $5.9 million moved to nonaccrual status at March 31, 2014.

(2)
Of the $3.3 million in accruing and 30-89 days past due at December 31, 2013, one loan for $3.2 million moved to nonaccrual status at March 31, 2014.

        The following table lists the ten largest Non-PCI lending relationships on nonaccrual status, excluding SBA-related loans, as of the date indicated:

March 31, 2014 Nonaccrual Amount	Description
(In thousands)
$6,723	Two loans, each secured by a hotel in San Diego County. The borrower is paying according to the restructured terms of each loan.
5,904	Loan secured by 2nd trust deeds on two single family residences in Los Angeles County.(1)
5,324
Three loans to a contractor, one of which is secured by equipment, one of which is secured by an industrial building in San Diego County, and one of which is unsecured. The borrower is paying according to the restructured terms of each loan.
3,521
Two loans secured by 19 properties located predominantly in San Luis Obispo County. Collateral consists of five undeveloped residential properties, two single family residences, two commercial buildings, and 10 undeveloped commercial properties. The borrower is paying according to the restructured terms of each loan.(1)
3,154	Loan secured by an industrial building in Santa Barbara County.(1)
2,704	Two loans that are both unsecured. The borrower is paying according to the restructured terms of each loan.
2,428	Loan secured by a single retail building located in San Bernardino County.(1)
1,494	Loan secured by industrial zoned land in Ventura County.
1,468	Loan secured by an industrial building in San Diego County. The borrower is paying according to the restructured terms of the loan.(1)
1,320	Loan secured by an office building in Maricopa County, Arizona. Subsequent to quarter-end, the loan was paid off in full.

$34,040	Total

(1)
New nonaccrual in first quarter of 2014.

  Other Real Estate Owned (OREO)

        The following table presents the components of total OREO by property type as of the dates indicated:

Property Type	March 31, 2014	December 31, 2013	March 31, 2013
	(Dollars in thousands)
Commercial real estate	$13,161	$15,753	$8,083
Construction and land development	32,682	35,063	38,145
Multi-family	835	835	3,301
Single family residence	192	186	3,743

Total OREO	$46,870	$51,837	$53,272

        OREO decreased $5.0 million during the first quarter of 2014 due mainly to sales of $4.9 million.

  Performing Restructured Loans

        Non-PCI performing restructured loans declined by $6.5 million during the first quarter of 2014 to $35.1 million at March 31, 2014. The decline was attributable primarily to the removal of $9.7 million in loans from restructured loan status due to the performance of the loans in accordance with their modified terms and $7.6 million in transfers to nonaccrual status, offset partially by $10.6 million in additions. At March 31, 2014, we had $19.7 million in real estate mortgage loans, $9.2 million in real estate construction loans, $5.8 million in commercial loans, and $429,000 in consumer loans that were accruing interest under the terms of troubled debt restructurings.

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

  PCI Nonaccrual Loans and Performing Restructured Loans

        Loans accounted for as purchased credit impaired are generally considered accruing and performing loans as the loans accrete their discount to interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, PCI loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated.

        The following table presents a summary of PCI loans that would normally be considered nonaccrual except for the accounting requirements regarding PCI loans and PCI performing restructured loans as of the dates indicated:

	March 31, 2014	December 31, 2013	March 31, 2013
	(In thousands)
PCI nonaccrual loans	$79,492	$101,411	$107,596

PCI performing restructured loans	$13,351	$26,137	$28,154

  Deposits

        The following table presents the balance of each major category of deposits at the dates indicated:

	March 31, 2014		December 31, 2013
Deposit Category	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$2,391,609	45%	$2,318,446	44%
Interest checking deposits	613,144	11	620,622	12
Money market deposits	1,489,068	28	1,458,910	28
Savings deposits	226,012	4	218,638	4

Total core deposits	4,719,833	88	4,616,616	88

Time deposits under $100,000	209,512	4	225,360	4
Time deposits $100,000 and over	440,063	8	439,011	8

Total time deposits	649,575	12	664,371	12

Total deposits	$5,369,408	100%	$5,280,987	100%

        Total deposits increased $88.4 million during the first quarter to $5.4 billion at March 31, 2014, due to an increase in core deposits of $103.2 million, offset partially by a decrease of $14.8 million in time deposits. The increase in core deposits was composed of increases of $73.2 million, $30.2 million, and $7.4 million in noninterest-bearing demand deposits, money market deposits, and savings deposits, respectively, offset by a decrease of $7.5 million in interest checking deposits. At March 31, 2014, core deposits totaled $4.7 billion, or 88% of total deposits, and noninterest-bearing demand deposits totaled $2.4 billion, or 45% of total deposits.

        The following table summarizes the maturities of time deposits as of the date indicated:

	March 31, 2014
Maturity	Time Deposits Under $100,000	Time Deposits $100,000 or More	Total Time Deposits	Rate
	(Dollars in thousands)
Due in three months or less	$66,507	$135,183	$201,690	0.38%
Due in over three months through six months	43,178	131,913	175,091	0.37%
Due in over six months through twelve months	44,978	74,391	119,369	0.38%
Due in over 12 months through 24 months	20,734	38,291	59,025	0.72%
Due in over 24 months	34,115	60,285	94,400	0.77%

Total	$209,512	$440,063	$649,575	0.46%

Regulatory Matters

  Capital

        Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. Banks and bank holding companies considered to be "well capitalized" must maintain a minimum Tier 1 leverage ratio of 5%, a minimum Tier 1 risk-based capital ratio of 6.0%, and a minimum total risk-based capital ratio of 10%. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are deducted from regulatory capital. There was no limitation on our deferred tax assets at March 31, 2014. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future.

        The following table presents regulatory capital requirements and our regulatory capital ratios as of the date indicated:

	March 31, 2014
	Well Capitalized Requirement	Pacific Western Bank	PacWest Bancorp Consolidated
Tier 1 leverage capital ratio	5.00%	10.88%	11.73%
Tier 1 risk-based capital ratio	6.00%	15.00%	16.16%
Total risk-based capital ratio	10.00%	16.25%	17.42%
Tangible common equity ratio	N/A	10.92%	9.68%

  Subordinated Debentures

        The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities, which totaled $131.0 million at March 31, 2014. With the FCAL acquisition, we added $26.0 million of trust preferred securities. The Company includes in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity less goodwill, net of any related deferred income tax liability. At March 31, 2014, the amount of trust preferred securities included in Tier I capital was $131.0 million. Our existing trust preferred securities are currently grandfathered as Tier 1 capital under the Dodd-Frank Wall Street Reform and Consumer Protection Act. However, under new capital rules approved in July 2013 by the FRB and FDIC, once the Company completes the CapitalSource merger or any subsequent acquisition such that, upon completion of such transaction, the Company exceeds $15 billion in consolidated total assets, beginning in 2015, only 25% of the Company's $131.0 million of trust preferred securities currently outstanding will be included in Tier 1 capital, and in 2016, none of the Company's trust preferred securities will be included in Tier 1 capital. Further, under such rules, trust preferred securities no longer included in the Company's Tier 1 capital may be included as a component of Tier 2 capital on a permanent basis without phase-out. See "—New Capital Rules" below. If trust preferred securities are excluded from regulatory capital, we remain "well capitalized" at March 31, 2014.

  New Capital Rules

        In July 2013, the Company's primary federal regulator, the FRB, and the Bank's primary federal regulator, the FDIC, approved final rules (the "New Capital Rules") establishing a new comprehensive capital framework for U.S. banking organizations. The New Capital Rules generally implement the Basel Committee on Banking Supervision's (the "Basel Committee") December 2010 final capital framework referred to as "Basel III" for strengthening international capital standards. The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the Company and the Bank, as compared to the current U.S. general risk-based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions' regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions' regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee's 1988 "Basel I" capital accords, with a more risk- sensitive approach based, in part, on the "standardized approach" in the Basel Committee's 2004 "Basel II" capital accords. The New Capital Rules are effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions. We are currently evaluating the impact of the New Capital Rules on our capital ratios and related calculations.

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

        The following table provides a summary of the Bank's primary and secondary liquidity levels at the dates indicated:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Primary Liquidity—On-Balance Sheet:
Cash and due from banks	$113,508	$96,424
Interest-earning deposits at financial institutions	228,579	50,998
Investment securities available-for-sale	1,477,473	1,494,745
Less: pledged securities	(291,933)	(208,340)

Total primary liquidity	$1,527,627	$1,433,827

Ratio of primary liquidity to total deposits	28.5%	27.2%

Secondary Liquidity—Off-Balance Sheet Available
Secured Borrowing Capacity:
Total secured borrowing capacity with the FHLB	$1,282,711	$1,329,512
Less: secured advances outstanding	—	(106,600)

Net secured borrowing capacity with the FHLB	1,282,711	1,222,912
Secured credit line with the FRBSF	580,668	563,560

Total secondary liquidity	$1,863,379	$1,786,472

        During the three months ended March 31, 2014, the Bank's primary liquidity increased $93.8 million due mostly to a $177.6 million increase in interest-earning deposits at financial institutions, offset partially by a $100.1 million net decrease in unpledged investment securities available-for-sale. The Bank's secondary liquidity increased $76.9 million during the first quarter due to increases in borrowing capacity for the Bank's secured borrowing lines with the FHLB and FRBSF. The borrowing lines increased due to the payoff of the borrowings that were outstanding at the beginning of the period, partially offset by a decrease in total borrowing capacity due to decreases in qualifying loan collateral. Our total liquidity and the ratio of primary liquidity to total deposits remain at historically high levels. We expect that our liquidity ratios will be lower at future reporting dates as a result of the merger with CapitalSource, as excess liquidity will be used to pay off CapitalSource's outstanding borrowings.

        At March 31, 2014, $722.8 million of certain qualifying loans were specifically pledged as collateral for the secured borrowing line maintained with the FRBSF. The FHLB borrowing lines are secured by: (1) a blanket lien on certain qualifying loans in our loan portfolio, which are not pledged to the FRBSF, and (2) a portion of our available-for-sale securities.

        In addition to our primary liquidity, we generate liquidity from cash flow from our amortizing loan and securities portfolios and from our large base of core customer deposits, defined as noninterest-bearing demand, interest checking, savings and money market accounts. At March 31, 2014, such deposits totaled $4.7 billion and represented 88% of the Company's total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long-standing relationships and stable funding sources.

        Deposits from our customers may decline if interest rates increase significantly or if corporate customers move funds from the Bank generally. In order to address the Bank's liquidity risk as deposit balances may fluctuate, the Bank maintains adequate levels of available liquidity.

        The following table provides a summary of the Bank's core deposits at the dates indicated:

	March 31, 2014	December 31, 2013
	(In thousands)
Core Deposits:
Noninterest-bearing demand	$2,391,609	$2,318,446
Interest checking	613,144	620,622
Money market deposits	1,489,068	1,458,910
Savings deposits	226,012	218,638

Total core deposits	$4,719,833	$4,616,616

        Our asset/liability management policy establishes various liquidity guidelines for the Bank. The policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits), Coverage and Crisis Coverage Ratios (measurements of liquid assets to expected short-term liquidity required for the loan and deposit portfolios under normal and stressed conditions), Loan to Funding Ratio, Wholesale Funding Ratio, and other guidelines developed for measuring and maintaining liquidity. As of March 31, 2014, we were in compliance with all liquidity guidelines established in the asset/liability management policy.

        We may use large denomination brokered time deposits, the availability of which is uncertain and subject to competitive market forces, for liquidity management purposes. At March 31, 2014, the Bank had none of these brokered deposits. However, we had $48.0 million of time deposits that were part of the CDARS program. The CDARS program represents deposits that are participated with other FDIC insured financial institutions as a means to provide FDIC deposit insurance coverage for the full amount of our participating customers' deposits.

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

        Dividends paid by state banks, such as the Bank, are regulated by the California Department of Business Oversight ("DBO") under its general supervisory authority as it relates to a bank's capital requirements. A state bank may declare a dividend without the approval of the DBO as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the three months ended March 31, 2014, PacWest received $40.0 million in dividends from the Bank. For the foreseeable future, any dividends from the Bank to the Company require DBO approval.

        At March 31, 2014, the Company had, on a stand-alone basis, $46.3 million in cash on deposit at the Bank. Management believes that this amount of cash, along with anticipated dividends from the Bank and the cash that was acquired when we merged CapitalSource into PacWest, will be sufficient to fund the Company's remaining 2014 cash flow needs.

  Contractual Obligations

        The following table summarizes the known contractual obligations of the Company as of the date indicated:

	March 31, 2014
	Due Within One Year	Due in One to Three Years	Due in Three to Five Years	Due After Five Years	Total
	(In thousands)
Time deposits(1)	$495,739	$137,519	$15,246	$—	$648,504
Long-term debt obligations(1)	3,076	2,314	318	135,055	140,763
Contractual interest(2)	869	2,239	528	—	3,636
Operating lease obligations	16,754	25,847	15,635	12,220	70,456
Other contractual obligations	15,164	6,597	337	209	22,307

Total	$531,602	$174,516	$32,064	$147,484	$885,666

(1)
Excludes purchase accounting fair value adjustments.

(2)
Excludes interest on subordinated debentures as these instruments are floating rate.

        Long-term debt obligations include subordinated debentures. Debt obligations are also discussed in Note 9, Borrowings, Subordinated Debentures and Brokered Deposits, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)." Operating lease obligations are discussed in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. The other contractual obligations relate to our minimum liability associated with our data and item processing contract with a third-party provider and commitments to contribute capital to investments in low income housing project partnerships.

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

Off-Balance Sheet Arrangements

        Our obligations also include off-balance sheet arrangements consisting of loan and lease-related commitments, of which only a portion is expected to be funded. At March 31, 2014, our loan and lease-related commitments, including standby letters of credit, totaled $1.1 billion. The commitments, which result in funded loans and leases, increase our profitability through net interest income. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources have been and are expected to be sufficient to meet the cash requirements of our lending activities.

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

        We evaluated the results of our net interest income simulation and market value of equity models prepared as of March 31, 2014, the results of which are presented below. Our net interest income simulation indicates that our balance sheet is neutral to the first 100 basis points of rate increase, shifting to asset sensitive when rates are modeled to increase 200 basis points or more. This profile is primarily a result of the amount of variable rate loans in our loan portfolio, including loans with in-the-money interest rate floors that are projected to lift off of those floors as rates increase, combined with the level of noninterest bearing deposits that comprise a significant portion of our funding. Our market value of equity model indicates an asset sensitive profile in the up 100 and 200 basis point scenarios, switching to liability sensitive in the up 300 basis point scenario. An asset sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated market value of equity, while a liability sensitive profile would suggest that our estimated market value of equity would decrease when rates increase. In general, we view the net interest income model results as more relevant to the Company's current operating profile and manage our balance sheet giving priority to this information.

  Net Interest Income Simulation

        We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of March 31, 2014. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our total interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

        This analysis calculates the difference between net interest income forecasted using both increasing and declining interest rate scenarios and net interest income forecasted using a base market interest rate derived from the U.S. Treasury yield curve at March 31, 2014. In order to arrive at the base case, we extend our balance sheet at March 31, 2014 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products' pricing as of March 31, 2014. Based on such repricings, we calculate an estimated net interest income and net interest margin.

        The repricing relationship for each of our assets and liabilities includes many assumptions. For example, many of our assets are floating-rate loans, which are assumed to reprice to the same extent as the change in market rates according to their contracted index, except for floating-rate loans tied to our base lending rate which are assumed to reprice upward only after the first 75 basis point increase in market rates. This assumption is due to the fact that our base lending rate is 4.00% while the major bank prime rate is 3.25%. Some loans and investment vehicles include the opportunity of prepayment (imbedded options) and the simulation model uses a prepayment model to estimate these prepayments and reinvest these proceeds at current simulated yields. Our deposit products reprice at our discretion and are assumed to reprice more slowly in a rising or declining interest rate environment and usually reprice at a rate less than the change in market rates. In December 2013, we decreased the assumed pricing sensitivity of money market and savings deposits to changes in market interest rates (the "deposit pricing beta"), based on an updated study of the historical repricing relationship. This assumption change resulted in lower interest expense in rising interest rate scenarios, which caused the Bank's net interest income simulation results to be more asset sensitive. The effects of certain balance sheet attributes, such as fixed-rate loans, floating-rate loans that have reached their floors, and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, the actual deposit pricing beta, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

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

        The following table presents as of March 31, 2014, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points:

March 31, 2014 Interest Rate Scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in millions)
Up 300 basis points	$321.5	6.5%	5.43%	0.32%
Up 200 basis points	$311.1	3.0%	5.26%	0.15%
Up 100 basis points	$302.0	—%	5.11%	—%
BASE CASE	$302.0	—	5.11%	—
Down 100 basis points	$300.0	(0.7)%	5.08%	(0.03)%
Down 200 basis points	$298.9	(1.0)%	5.06%	(0.05)%
Down 300 basis points	$298.3	(1.2)%	5.05%	(0.06)%

        The net interest income simulation model prepared as of March 31, 2014 suggests our balance sheet is neutral to the first 100 basis points of rate rise, then becoming asset sensitive as rates increase 200 basis points or more. Due to the historically low market interest rates as of March 31, 2014, the "down" scenarios are not considered meaningful and are excluded from the following discussion. The asset sensitive risk profile is due mostly to the mix of fixed-rate loans and the amount of loans with in-the-money interest rate floors to total loans in the loan portfolio relative to our amount of interest-bearing deposits that would reprice as interest rates change. Although $2.0 billion of the $4.1 billion of total loans in the portfolio have variable interest rate terms, only $405 million of those variable-rate loans would immediately reprice at March 31, 2014 under the modeled scenarios. Of the remaining variable-rate loans, $1.3 billion would not immediately reprice because the loans' fully-indexed rates are below their floor rates. Of these $1.3 billion of loans at their floors, the fully-indexed rates would rise off of the floors and reprice as follows:

Cumulative Amount of Loans	Rate Increase Needed to Reprice
(Dollars in millions)
$791.5	100 bps
$884.1	200 bps
$908.4	300 bps

        An additional $661 million of hybrid ARM loans would not immediately reprice because the loans contain an initial fixed-rate period before they become adjustable. The cumulative amounts of hybrid ARM loans that would switch from being fixed-rate to floating-rate, because the initial fixed-rate term would expire, was approximately $47 million, $127 million, and $487 million in the next one, two, and three years, respectively.

        In comparing the March 31, 2014 simulation results to December 31, 2013, our profile has remained relatively unchanged while our overall estimated net interest income has decreased slightly. The decrease in the simulated net interest income was primarily a result of less interest income due to the lower average balance of the loan portfolio.

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

        This model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at March 31, 2014.

        The following table shows the projected change in the market value of equity for the set of rate scenarios presented as of March 31, 2014:

March 31, 2014 Interest Rate Scenario	Estimated Market Value	Dollar Change From Base	Percentage Change From Base	Percentage of Total Assets	Ratio of Estimated Market Value to Book Value
	(Dollars in millions)
Up 300 basis points	$1,115.6	$(7.6)	(0.7)%	17.1%	133.8%
Up 200 basis points	$1,140.9	$17.6	1.6%	17.5%	136.8%
Up 100 basis points	$1,159.2	$35.9	3.2%	17.8%	139.0%
BASE CASE	$1,123.3	—	—	17.2%	134.7%
Down 100 basis points	$1,064.3	$(59.0)	(5.2)%	16.3%	127.7%
Down 200 basis points	$1,047.1	$(76.2)	(6.8)%	16.1%	125.6%
Down 300 basis points	$1,044.1	$(79.1)	(7.0)%	16.0%	125.2%

        In comparing the March 31, 2014 simulation results to December 31, 2013, our base case estimated market value of equity has increased while our overall profile has become more asset sensitive. Base case market value of equity increased $25.3 million compared to December 31, 2013; this increase was due primarily to the $24.6 million increase in shareholders' equity.

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

ITEM 3.    Quantitative and Qualitative Disclosure about Market Risk

        Please see the section above titled "Asset/Liability Management and Interest Rate Sensitivity" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" which provides an update to our quantitative and qualitative disclosure about market risk. This analysis should be read in conjunction with text under the caption "Quantitative and Qualitative Disclosure About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2013, which text is incorporated herein by reference. Our analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 regarding such forward-looking information.

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

        Each of the cases is pending before the same judge, who is coordinating their progress. FCB has answered each of the complaints, and the parties have engaged in discovery.

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

        In September 2013, Ms. Durkee pled guilty to mail fraud resulting in a judgment of $9.7 million being entered against her. The parties participated in a mediation on October 16, 2013, which did not result in settlement of any claims. Thereafter, at a Further Status Conference on December 19, 2013, the Court scheduled a jury trial on August 13, 2014 as to the following cases: Orange County's Youth, Latino Diabetes Association, Jose Solorio Assembly Officeholder Committee, Holden for Assembly, and Committee(s) to Re-elect Lorreta Sanchez, Linda Sanchez, and Susan Davis (the "First 7 Plaintiffs"). July 14, 2014 has been reserved as the hearing date for the Bank's motion for summary judgment on the claims of the First 7 Plaintiffs.

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

        On December 20, 2013, the parties in the California and Delaware Actions entered into a Memorandum of Understanding (the "MOU") setting forth the terms of an agreement in principle to settle both the California and Delaware Actions, subject to certain conditions and future occurrences. Under the terms of the MOU, the merger closed on April 7, 2014. The parties are finalizing a draft Stipulation of Settlement which, consistent with the terms of the MOU, will resolve both the California and Delaware Actions. The parties plan to submit this Settlement Stipulation to the Delaware Court for review as soon as it is complete, and to seek Court approval shortly thereafter. There is also a further status conference scheduled in the California Action on September 10, 2014. At this stage, it is not possible to predict the outcome of the proceedings or their financial impact on the Company; however, the agreements provide, among other things, for payment of Plaintiffs' attorneys fees by Company and/or its insurers, as a condition precedent to a release and dismissal of the Merger Litigations with prejudice.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)   Issuer Repurchases of Common Stock

        The following table presents stock purchases made during the first quarter of 2014:

Purchase Dates	Total Number of Shares Purchased(1)	Average Price Paid Per Share
January 1 - January 31, 2014	—	$—
February 1 - February 28, 2014	51,754	39.76
March 1 - March 31, 2014	—	—

Total	51,754	$39.76

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
2.2
Amendment No. 1 to Agreement and Plan of Merger dated as of December 20, 2013 by and between PacWest Bancorp and CapitalSource Inc. (Exhibit 2.1 to Form 8-K filed on December 20, 2013 and incorporated herein by reference).
3.1	Certificate of Incorporation, as amended, of PacWest Bancorp, a Delaware corporation (Exhibit 3.1 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
3.2	Certificate of Amendment, dated May 14, 2010, to Certificate of Incorporation of PacWest Bancorp (Exhibit 3.1 to Form 8-K filed on May 14, 2010 and incorporated herein by this reference).
3.3	Certificate of Merger filed with the Delaware Secretary of State, dated April 7, 2014.
3.4	Certificate of Correction of Certificate of Merger filed with the Delaware Secretary of State, dated April 14, 2014.
3.5	Bylaws of PacWest Bancorp, a Delaware corporation, dated April 22, 2008 (Exhibit 3.2 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Earnings for the three months ended March 31, 2014, December 31, 2013, and March 31, 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014, December 31, 2013, and March 31, 2013, (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 2014, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACWEST BANCORP
Date: May 12, 2014	/s/ VICTOR R. SANTORO Victor R. Santoro Executive Vice President and Chief Financial Officer