Form 10-Q
period 2014-06-30
PACWEST BANCORP
filed 2014-08-11
CIK 1102112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
Commission File No. 00-30747
PACWEST BANCORP
(Exact name of registrant as specified in its charter)

Delaware	33-0885320
(State of Incorporation)	(I.R.S. Employer Identification No.)
10250 Constellation Blvd., Suite 1640
Los Angeles, CA 90067
(Address of Principal Executive Offices, Including Zip Code)
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
    Yes  ☑      No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
    Yes  ☑      No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☑ Large accelerated filer		☐ Accelerated filer

☐ Non-accelerated filer	(Do not check if a smaller reporting company)	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐      No  ☑
As of July 31, 2014 there were 101,911,599 shares of the registrant's common stock outstanding, excluding 1,120,350 shares of unvested restricted stock.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
	(Dollars in thousands, except par value and share data)
ASSETS
Cash and due from banks	$243,583	$96,424
Interest-earning deposits in financial institutions	119,782	50,998
Total cash and cash equivalents	363,365	147,422
Securities available-for-sale, at fair value	1,552,115	1,494,745
Federal Home Loan Bank stock, at cost	49,983	27,939
Total investment securities	1,602,098	1,522,684
Gross loans and leases	11,200,524	4,313,335
Deferred fees and costs	(10,419)	(983)
Allowance for loan and lease losses	(82,149)	(82,034)
Total loans and leases, net	11,107,956	4,230,318
Equipment leased to others under operating leases	127,289	—
Premises and equipment, net	40,440	32,435
Foreclosed assets, net	53,821	55,891
Goodwill	1,725,153	208,743
Core deposit and customer relationship intangibles, net	20,431	17,248
FDIC loss sharing asset	28,834	45,524
Deferred tax asset, net	342,105	79,636
Other assets	273,374	193,462
Total assets	$15,684,866	$6,533,363

LIABILITIES:
Non interest-bearing deposits	$2,701,434	$2,318,446
Interest-bearing deposits	8,966,363	2,962,541
Total deposits	11,667,797	5,280,987
Borrowings	4,596	113,726
Subordinated debentures	434,878	132,645
Accrued interest payable and other liabilities	139,663	196,912
Total liabilities	12,246,934	5,724,270
Commitments and contingencies	0	0
STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value, 200,000,000 and 75,000,000 shares authorized at June 30, 2014 and December 31, 2013, respectively; 104,230,629 and 46,526,124 shares issued, respectively, includes 1,121,850 and 1,216,524 shares of unvested restricted stock, respectively)	1,042	465
Additional paid-in capital	3,878,203	1,286,737
Accumulated deficit	(418,787)	(454,422)
Treasury stock, at cost (1,197,180 and 703,290 shares, respectively)	(42,647)	(20,340)
Accumulated other comprehensive income, net	20,121	(3,347)
Total stockholders' equity	3,437,932	809,093
Total liabilities and stockholders' equity	$15,684,866	$6,533,363

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended			Six Months Ended June 30,
	June 30, 2014	March 31, 2014	June 30, 2013	2014	2013
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest earnings:
Loans and leases	$192,201	$77,463	$63,168	$269,664	$124,178
Investment securities	11,986	10,823	8,414	22,809	16,630
Deposits in financial institutions	176	74	49	250	92
Total interest income	204,363	88,360	71,631	292,723	140,900
Interest expense:
Deposits	7,313	1,225	2,077	8,538	4,726
Borrowings	199	79	199	278	343
Subordinated debentures	4,318	1,041	882	5,359	1,665
Total interest expense	11,830	2,345	3,158	14,175	6,734
Net interest income	192,533	86,015	68,473	278,548	134,166
Provision (negative provision) for credit losses	5,030	(644)	(1,842)	4,386	1,295
Net interest income after provision (negative provision) for credit losses	187,503	86,659	70,315	274,162	132,871
Noninterest income:
Service charges on deposit accounts	2,719	3,002	2,767	5,721	5,630
Other commissions and fees	5,743	1,932	2,154	7,675	4,087
Leased equipment income	5,672	—	—	5,672	—
(Loss) gain on sale of loans and leases	(485)	106	279	(379)	504
Gain on securities	89	4,752	—	4,841	409
FDIC loss sharing expense, net	(8,525)	(11,430)	(5,410)	(19,955)	(8,547)
Other income	3,266	6,329	413	9,595	960
Total noninterest income	8,479	4,691	203	13,170	3,043
Noninterest expense:
Compensation and benefits	45,081	28,627	26,057	73,708	51,407
Occupancy	11,078	7,595	7,480	18,673	14,078
Data processing	4,099	2,540	2,455	6,639	4,688
Other professional services	2,843	1,523	1,599	4,366	3,078
Insurance and assessments	3,179	1,593	1,267	4,772	2,528
Intangible asset amortization	1,677	1,364	1,284	3,041	2,460
Other expense	12,115	7,288	6,091	19,403	11,985
Total operating expense	80,072	50,530	46,233	130,602	90,224
Leased equipment depreciation	3,095	—	—	3,095	—
Foreclosed assets expense (income), net	497	(1,861)	(14)	(1,364)	(514)
Acquisition, integration and reorganization costs	86,242	2,200	17,997	88,442	18,689
Total noninterest expense	169,906	50,869	64,216	220,775	108,399
Earnings from continuing operations before taxes	26,076	40,481	6,302	66,557	27,515
Income tax expense	(14,846)	(14,576)	(1,906)	(29,422)	(9,625)
Net earnings from continuing operations	11,230	25,905	4,396	37,135	17,890
Loss from discontinued operations before taxes	(1,151)	(1,413)	(81)	(2,564)	(81)
Income tax benefit	476	588	34	1,064	34
Net loss from discontinued operations	(675)	(825)	(47)	(1,500)	(47)
Net earnings	$10,555	$25,080	$4,349	$35,635	$17,843
Basic earnings per share:
Net earnings from continuing operations	$0.11	$0.57	$0.11	$0.51	$0.47
Net earnings	$0.10	$0.55	$0.11	$0.49	$0.47
Diluted earnings per share:
Net earnings from continuing operations	$0.11	$0.57	$0.11	$0.51	$0.47
Net earnings	$0.10	$0.55	$0.11	$0.49	$0.47
Dividends declared per share	$0.25	$0.25	$0.25	$0.50	$0.50
See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended			Six Months Ended
	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Unaudited)
	(In thousands)
Net earnings	$10,555	$25,080	$4,349	$35,635	$17,843
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities available-for-sale	13,348	12,928	(27,949)	26,276	(31,667)
Reclassification adjustment for gains included in earnings	(52)	(2,756)	—	(2,808)	(237)
Other comprehensive income (loss), net of tax	13,296	10,172	(27,949)	23,468	(31,904)
Comprehensive income (loss)	$23,851	$35,252	$(23,600)	$59,103	$(14,061)

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Six Months Ended June 30, 2014
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	(Unaudited)
	(Dollars in thousands, except share data)
Balance, December 31, 2013	45,822,834	$465	$1,286,737	$(454,422)	$(20,340)	$(3,347)	$809,093
Net earnings	—	—	—	35,635	—	—	35,635
Other comprehensive income - net unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	23,468	23,468
Issuance of common stock for merger with CapitalSource Inc.	56,601,997	566	2,593,504	—	—	—	2,594,070
Restricted stock awarded and earned stock compensation, net of shares forfeited	1,101,838	11	30,685	—	—	—	30,696
Restricted stock surrendered	(493,890)	—	—	—	(22,307)	—	(22,307)
Dividend reinvestment	670	—	29	—	—	—	29
Tax effect from vesting of restricted stock	—	—	4,294	—	—	—	4,294
Cash dividends paid	—	—	(37,046)	—	—	—	(37,046)
Balance, June 30, 2014	103,033,449	$1,042	$3,878,203	$(418,787)	$(42,647)	$20,121	$3,437,932

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$35,635	$17,843
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	18,023	15,179
Provision for credit losses	4,386	1,295
Gain on sale of foreclosed assets	(2,699)	(2,602)
Provision for losses on foreclosed assets	368	1,477
Loss (gain) on sale of loans and leases	379	(504)
Gain on sale of premises and equipment	(1,571)	(11)
Gain on sale of securities	(4,841)	(409)
Foreign currency gain	(1,572)	—
Accretion of deferred loan fees, net	(2,546)	—
Derivatives loss	1,586	—
Earned stock compensation	30,696	4,145
Write off of goodwill relating to the asset financing segment reorganization	6,645	—
Tax effect included in stockholders' equity of restricted stock vesting	(4,294)	(778)
Decrease (increase) in deferred income taxes, net	25,141	(3,860)
Decrease in FDIC loss sharing asset	16,690	9,463
Decrease in other assets	15,895	7,580
Decrease in accrued interest payable and other liabilities	(87,303)	(6,809)
Net cash provided by operating activities	50,618	42,009

Cash flows from investing activities:
Cash acquired in acquisitions, net of cash consideration paid	346,047	273,013
Net (increase) decrease in loans and leases	(16,443)	200,023
Proceeds from sale of loans and leases	22,711	9,455
Securities available-for-sale:
Proceeds from maturities and paydowns	61,914	193,561
Proceeds from sales	466,534	12,810
Purchases	(163,421)	(388,946)
Collection of securities sales proceeds	482,724	—
Net redemptions of Federal Home Loan Bank stock	24,016	7,515
Proceeds from sales of foreclosed assets	11,450	15,869
Purchases of premises and equipment, net	(1,967)	(1,301)
Proceeds from sales of premises and equipment	3,753	22
Net decrease of equipment leased to others under operating leases	30,462	—
Net cash provided by investing activities	1,267,780	322,021

Cash flows from financing activities:
Net increase (decrease) in deposits:
Noninterest-bearing	286,370	(9,132)
Interest-bearing	(232,598)	(277,868)
Repayment of borrowings	(1,101,197)	(2,833)
Restricted stock surrendered	(22,307)	(2,267)
Tax effect included in stockholders' equity of restricted vesting stock	4,294	778
Cash dividends paid	(37,017)	(18,285)
Net cash used in financing activities	(1,102,455)	(309,607)
Net increase in cash and cash equivalents	215,943	54,423
Cash and cash equivalents, beginning of period	147,422	164,404
Cash and cash equivalents, end of period	$363,365	$218,827

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,437	$7,569
Cash (received) paid for income taxes	(12,613)	13,573
Loans transferred to other real estate owned	667	9,090
Common stock issued in CapitalSource acquisition	2,594,070	—
Common stock issued in First California Financial Group acquisition	—	242,268
See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.  Organization
PacWest Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for our Los Angeles‑based wholly‑owned banking subsidiary, Pacific Western Bank, which we refer to as “Pacific Western” or the “Bank.” When we say “we,” “our,” or the “Company,” we mean the Company on a consolidated basis with the Bank. When we refer to “PacWest” or to the holding company, we are referring to the parent company on a stand‑alone basis. As of June 30, 2014, we had total assets of $15.7 billion, total loans and leases of $11.1 billion, total deposits of $11.7 billion and total stockholders' equity of $3.4 billion.
Pacific Western is a full-service commercial bank offering a broad range of banking products and services including: accepting demand, money market, and time deposits; originating loans and leases, including an array of commercial real estate loans and commercial lending products. The Bank has a foundation of locally generated and relationship-based deposits, with 81 full-service branches located throughout the state of California. Our branch operations are located primarily in Southern California extending from San Diego County to California’s Central Coast, and we operate three banking offices in the San Francisco Bay area and two offices in the Central Valley. Our targeted collateral for our real estate loan offerings includes healthcare properties, office properties, industrial properties, multifamily properties, hospitality properties, and retail properties. Our commercial loan products include equipment loans and leases, asset-based loans, lender finance loans and loans secured by borrower future cash flows.
As a result of the CapitalSource Inc. merger, Pacific Western Bank established the CapitalSource Division, which we also refer to as the National Lending segment. The CapitalSource Division provides on a nationwide basis a full spectrum of financing solutions across numerous industries and property types to small to middle market businesses. Pacific Western’s leasing operation, Pacific Western Equipment Finance, and its group specializing in asset-based lending, CapitalSource Business Finance Group (formerly BFI Business Finance and First Community Financial), also became part of the CapitalSource Division. The CapitalSource Division’s loan and lease origination efforts are conducted through offices located in Chevy Chase, Maryland; Los Angeles and San Jose, California; Denver, Colorado; Chicago, Illinois; New York, New York; and Midvale, Utah. When we refer to "CapitalSource Inc." we are referring to the company acquired on April 7, 2014 and when we refer to the "CapitalSource Division" we are referring to a division of Pacific Western Bank that specializes in middle-market lending on a nationwide basis.
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
We have completed 27 acquisitions from May 2000 through June 30, 2014, including the acquisition of CapitalSource Inc. on April 7, 2014. Since 2000, our acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the condensed consolidated financial statements from their respective acquisition dates. See Note 3, Acquisitions, for more information about the CapitalSource Inc. merger and the acquisition of First California Financial Group, Inc. ("FCAL") on May 31, 2013.
Significant Accounting Policies
Except as discussed below, our accounting policies are described in Note 1, Nature of Operations and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission ("Form 10-K").
Basis of Presentation
Our interim consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, certain disclosures accompanying annual consolidated financial statements are omitted. In the opinion of management, all adjustments and eliminations, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods, have been included. The current period's results of operations are not necessarily indicative of the results that ultimately may be achieved for the year. The interim consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K.
The accompanying financial statements reflect our consolidated accounts. All significant intercompany accounts and transactions have been eliminated.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Use of Estimates
We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates. Material estimates subject to change in the near term include, among other items, the allowance for credit losses, the carrying value of intangible assets, the carrying value of the FDIC loss sharing asset, the realization of deferred tax assets, and the fair value estimates of assets acquired and liabilities assumed in acquisitions.
As described in Note 3, Acquisitions, the acquired assets and liabilities of CapitalSource Inc. and FCAL were measured at their estimated fair values. We made significant estimates and exercised significant judgment in estimating fair values and accounting for such acquired assets and assumed liabilities.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period’s presentation format. As of June 30, 2014, the "Leases" loan portfolio segment is included in the "Equipment finance" class category of the "Commercial" loan portfolio segment; loan-related legal expenses which were previously reported within the "Other professional services" category are reported within the "Other expense" category; and other foreclosed assets which were previously reported within the "Other assets" category are reported within the "Foreclosed assets, net" category.
Note 2.  Discontinued Operations
Discontinued operations include the income and expense related to Electronic Payment Services ("EPS"), a discontinued division of the Bank acquired in connection with the FCAL acquisition. For the three months ended June 30, 2014, the EPS division recorded no revenues and a pre-tax loss of $1.2 million. For the six months ended June 30, 2014, the EPS division recorded no revenues and a pre-tax loss of $2.6 million. Liabilities of the EPS division, which consist primarily of noninterest‑bearing deposits, are included in the condensed consolidated balance sheets under the caption “Accrued interest payable and other liabilities.” For segment reporting purposes, the EPS division is included in our PWB Community Banking segment.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3.  Acquisitions
The following assets acquired and liabilities assumed of CapitalSource Inc. and FCAL are presented at estimated fair value as of their respective acquisition dates:

	Acquisition and Date Acquired
	CapitalSource Inc.	First California Financial Group
	April 7, 2014	May 31, 2013
	(In thousands)
Assets Acquired:
Cash and due from banks	$768,553	$6,124
Interest‑earning deposits in financial institutions	60,612	266,889
Investment securities available‑for‑sale	383,723	4,444
FHLB SF stock	46,060	9,518
Loans and leases	6,886,035	1,049,613
Equipment leased to others under operating leases	160,015	—
Premises and equipment	12,663	15,322
Foreclosed assets	6,382	13,772
FDIC loss sharing asset	—	17,241
Income tax assets	300,310	33,360
Goodwill	1,523,055	129,070
Core deposit and customer relationship intangibles	6,720	7,927
Other assets	580,499	27,576
Total assets acquired	$10,734,627	$1,580,856
Liabilities Assumed:
Noninterest‑bearing deposits	$4,631	$361,166
Interest‑bearing deposits	6,236,419	739,713
Other borrowings	992,109	—
Subordinated debentures	300,918	24,061
Discontinued operations	—	184,619
Accrued interest payable and other liabilities	123,362	19,729
Total liabilities assumed	$7,657,439	$1,329,288
Total consideration paid	$3,077,188	$251,568
Summary of consideration:
Cash paid	$483,118	$—
PacWest common stock issued	2,594,070	242,268
Cancellation of FCAL common stock owned by PacWest (at acquisition date fair value)	—	9,300
Total	$3,077,188	$251,568
CapitalSource Inc. Merger
We acquired CapitalSource Inc. on April 7, 2014. As part of the merger, CapitalSource Bank (“CSB”), a wholly‑owned subsidiary of CapitalSource Inc., merged with and into Pacific Western Bank. We completed the merger in order to augment our loan and lease generation capabilities and to diversify our loan portfolio.
Upon closing, we created the CapitalSource Division of the Bank. The CapitalSource Division provides on a nationwide basis a full spectrum of financing solutions across numerous industries and property types to middle market businesses. When we refer to "CapitalSource Inc." we are referring to the company acquired on April 7, 2014 and when we refer to the "CapitalSource Division" we are referring to a division of the Bank that provides on a nationwide basis senior secured real estate loans, equipment loans and leases, asset-based loans, lender finance loans and cash flow loans secured by the enterprise value of the borrowing entity.
In the merger with CapitalSource Inc., each share of CapitalSource Inc. common stock was converted into the right to receive $2.47 in cash and 0.2837 of a share of PacWest common stock. PacWest issued an aggregate of approximately 56.7 million  shares of PacWest common stock to CapitalSource Inc. stockholders. Based on the closing price of PacWest’s common stock on April 7,

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

2014 of $45.83 per share, the aggregate consideration paid to CapitalSource Inc. common stockholders and holders of equity awards to acquire CapitalSource Inc. common stock was approximately $3.1 billion.
CSB was a commercial lender which operated under a California Industrial Loan Bank charter headquartered in Los Angeles, California. CSB provided financial products to small to middle market businesses nationwide and also provided depository products and services to consumers in Southern and Central California. CSB’s loan origination efforts were conducted nationwide, and continue as the CapitalSource Division, with offices located in Chevy Chase, Maryland; Los Angeles, California; Denver, Colorado; Chicago, Illinois; and New York, New York.
The integration of CSB’s deposit system and the conversion of CSB’s branches to Pacific Western Bank’s operating platform were completed over the weekend of April 12, 2014. CSB had 21 branches, 12 of which were closed in the consolidation with Pacific Western at the close of business on April 11, 2014 and one overlapping Pacific Western branch was closed as well. All remaining branches opened on Monday, April 14, 2014 as Pacific Western branches.
The CapitalSource Inc. merger has been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the merger date. We made significant estimates and exercised significant judgment in estimating fair values and accounting for such acquired assets and liabilities. Such fair values are preliminary estimates and are subject to adjustment for up to one year after the merger date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. The application of the acquisition method of accounting resulted in goodwill of $1.5 billion. All of the recognized goodwill is expected to be non‑deductible for tax purposes. The assignment of goodwill to reporting segments and the fair value of the acquired tax assets, once the final tax returns have been filed, are expected to change.
As required by the merger agreement and as described in the joint proxy statement/prospectus relating to the merger, the Board of Directors of PacWest adopted a Tax Asset Protection Plan (the “Plan”). This Plan is similar to the Tax Benefit Preservation Plan that CapitalSource Inc. had in place prior to the merger. The purpose of the Plan is to seek to preserve PacWest’s ability to utilize net operating loss carryforwards and certain other tax assets (collectively, the “NOLs”) for U.S. federal income tax purposes that PacWest and certain of its subsidiaries have. The Plan seeks to protect the ability to utilize the NOLs by mitigating the potential for an “ownership change” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).
In general, an “ownership change” would occur if PacWest’s “5‑percent shareholders,” as defined under Section 382 of the Code, collectively increase their ownership in PacWest, in relation to their respective historical low points, by more than 50 percentage points over a rolling three‑year period. In general, institutional holders that file as “investment advisers” for SEC purposes, such as mutual fund companies that hold PacWest common stock on behalf of several individual mutual funds where no single fund owns five percent or more of PacWest’s common stock, are typically not treated as “5‑ percent shareholders” for purposes of Section 382 of the Code.
First California Financial Group Acquisition
On May 31, 2013, we acquired First California Financial Group, Inc. As part of this acquisition, First California Bank ("FCB"), a wholly‑owned subsidiary of FCAL, merged with and into Pacific Western.
In connection with the FCAL acquisition, each share of FCAL common stock was converted into the right to receive 0.2966 of a share of PacWest common stock. The exchange ratio was calculated based on the volume‑weighted average share price of PacWest common stock for the 20 consecutive trading days ending on the second full trading day prior to the receipt of the last of the regulatory approvals required under the merger agreement. PacWest issued an aggregate of approximately 8.4 million shares of PacWest common stock to FCAL stockholders. In addition, 1,094,000 shares of FCAL common stock previously owned by PacWest at a cost of $4.1 million were cancelled in the transaction. These shares were carried in our securities available‑for‑sale portfolio at their estimated market value with their unrealized gain of $5.2 million included in stockholders’ equity at May 31, 2013. Under acquisition accounting, this unrealized gain was recognized in earnings. Based on the closing price of PacWest's common stock on May 31, 2013 of $28.83 per share, the aggregate consideration paid to FCAL common stockholders, including the 1,094,000 shares of FCAL common stock owned by us and cancelled in the merger, was $251.6 million.
The FCAL acquisition has been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the May 31, 2013 acquisition date. The application of the acquisition method of accounting resulted in goodwill of $129.1 million. All of the recognized goodwill is expected to be non‑deductible for tax purposes.
FCB was a full‑service commercial bank headquartered in Westlake Village, California. FCB provided a full range of banking services, including revolving lines of credit, term loans, commercial real estate loans, construction loans, consumer loans and home equity loans to individuals, professionals, and small to mid‑sized businesses. FCB operated 15 branches throughout Southern

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

California in the Los Angeles, Orange, Riverside, San Bernardino, San Diego, Ventura, and San Luis Obispo Counties. We completed the conversion and integration of the FCB branches to Pacific Western’s operating platform in June 2013 and as a result, we added seven locations to our branch network.
Unaudited Pro Forma Results of Operations
The following table presents our unaudited pro forma results of operations for the periods presented as if the CapitalSource Inc. and FCAL acquisitions had been completed on January 1, 2013. The unaudited pro forma results of operations include the historical accounts of the Company, CapitalSource Inc. and FCAL and pro forma adjustments, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The unaudited pro forma information is intended for informational purposes only and is not necessarily indicative of our future operating results or operating results that would have occurred had the CapitalSource Inc. and FCAL acquisitions been completed at the beginning of 2013. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Pro forma revenues (net interest income plus noninterest income)	$200,371	$194,344	$407,107	$402,659
Pro forma net earnings from continuing operations	$60,899	$46,972	$124,502	$100,789
Pro forma net earnings from continuing operations per share:
Basic	$0.59	$0.45	$1.23	$0.97
Diluted	$0.59	$0.45	$1.23	$0.97
Revenues and pre-tax net earnings from operations related to CapitalSource Inc. from the April 7, 2014 merger date through June 30, 2014, and included in the consolidated statement of earnings, were $126.0 million and $11.1 million, respectively.
Note 4.  Goodwill and Other Intangible Assets
Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. Our intangible assets with definite lives are core deposit intangibles ("CDI") and customer relationship intangibles ("CRI"). In the second quarter of 2014, we wrote-off $6.6 million of goodwill and $0.5 million of CRI related to the reorganization of the legacy PacWest asset financing segment.
Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead tested for impairment no less than annually. Impairment exists when the carrying value of goodwill exceeds its implied fair value. An impairment loss would be recognized in an amount equal to that excess and would be included in “Noninterest expense” in the condensed consolidated statement of earnings.
CDI and CRI are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or loan customers acquired. The weighted average amortization period remaining for all of our CDI and CRI is 5.3 years. The aggregate CDI and CRI amortization expense is expected to be $6.7 million for 2014. The estimated aggregate amortization expense related to these intangible assets for each of the next five years is $5.9 million for 2015, $3.9 million for 2016, $2.5 million for 2017, $2.1 million for 2018 and $1.7 million for 2019.
The following table presents the changes in the carrying amount of goodwill for the period indicated:

Goodwill
(In thousands)
Balance, December 31, 2013	$208,743
Addition from the CapitalSource Inc. merger	1,523,055
Write-off of goodwill	(6,645)
Balance, June 30, 2014	$1,725,153

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2014	March 31, 2014	June 30, 2013	2014	2013
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$48,963	$48,963	$45,412	$48,963	$45,412
Additions	6,720	—	7,927	6,720	7,927
Fully amortized portion	(1,293)	—	—	(1,293)	—
Write-off	(1,300)	—	—	(1,300)	—
Balance, end of period	53,090	48,963	53,339	53,090	53,339
Accumulated Amortization:
Balance, beginning of period	(33,079)	(31,715)	(31,865)	(31,715)	(30,689)
Amortization	(1,677)	(1,364)	(1,284)	(3,041)	(2,460)
Fully amortized portion	1,293	—	—	1,293	—
Write-off	804	—	—	804	—
Balance, end of period	(32,659)	(33,079)	(33,149)	(32,659)	(33,149)
Net CDI and CRI, end of period	$20,431	$15,884	$20,190	$20,431	$20,190

Note 5. Investments
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and carrying values of securities available-for-sale. As of June 30, 2014 and December 31, 2013, our investment securities, available-for-sale were as follows:

	June 30, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Residential mortgage-backed securities:
Government agency and
government-sponsored enterprise
pass through securities	$563,820	$21,382	$(445)	$584,757	$691,944	$18,012	$(2,768)	$707,188
Government agency and
government-sponsored enterprise
collateralized mortgage obligations	286,347	2,766	(1,509)	287,604	197,069	388	(4,584)	192,873
Covered private label collateralized
mortgage obligations	28,913	7,709	(100)	36,522	30,502	7,552	(150)	37,904
Other private label collateralized
mortgage obligations	14,287	9	(8)	14,288	—	—	—	—
Municipal securities	453,890	9,286	(6,610)	456,566	459,182	1,749	(24,273)	436,658
Corporate debt securities	107,669	1,789	(67)	109,391	84,119	71	(1,483)	82,707
Government-sponsored enterprise debt
securities	36,198	467	—	36,665	10,046	—	(174)	9,872
Other securities	26,301	45	(24)	26,322	27,654	2	(113)	27,543
Total	$1,517,425	$43,453	$(8,763)	$1,552,115	$1,500,516	$27,774	$(33,545)	$1,494,745
The covered private label collateralized mortgage obligations (“CMO’s”) acquired in the FDIC‑assisted acquisition of Affinity Bank in August 2009 are covered by an FDIC loss sharing agreement. The loss sharing provisions for these private label CMO's

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

expire in the third quarter of 2014. Other securities consist primarily of asset‑backed securities. See Note 11, Fair Value Measurements, for information on fair value measurements and methodology.
As of June 30, 2014, securities available‑for‑sale with a carrying value of $327.4 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.
During the three months ended June 30, 2014, we sold $797,000 in other securities for which we realized a gross gain of $89,000. In addition, we sold $323.6 million of the $383.7 million of securities obtained in the CapitalSource Inc. merger for no gain or loss and the proceeds were used to repay borrowings. During the three months ended March 31, 2014, we sold $137.3 million in GSE pass through securities for which we realized a gross gain $4.8 million. These securities were sold as part of our investment portfolio risk management activities. There were no securities sold during the three months ended June 30, 2013. During the six months ended June 30, 2013, we sold $12.4 million in corporate debt securities for which we realized a gross gain of $409,000.
Realized gains or losses resulting from the sale of securities are calculated using the specific identification method and included in gain on securities. During the three months ended June 30, 2014 and 2013, we had $13.3 million and $(27.9) million, respectively, of net unrealized after-tax gains (losses) as a component of accumulated other comprehensive income, net.
Unrealized Losses on Investment Securities
As of June 30, 2014 and December 31, 2013, the gross unrealized losses and fair values of investment securities that were in unrealized loss positions, for which other-than-temporary impairments have not been recognized in earnings, were as follows:

	June 30, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-
sponsored enterprise pass through
securities	$954	$(2)	$42,325	$(443)	$43,279	$(445)
Government agency and government-
sponsored enterprise collateralized
mortgage obligations	95,351	(374)	42,971	(1,135)	138,322	(1,509)
Covered private label collateralized
mortgage obligations	—	—	1,088	(100)	1,088	(100)
Other private label collateralized
mortgage obligations	6,809	(8)	—	—	6,809	(8)
Municipal securities	9,655	(10)	206,241	(6,600)	215,896	(6,610)
Corporate debt securities	22,219	(29)	2,795	(38)	25,014	(67)
Government-sponsored enterprise debt
securities	—	—	—	—	—	—
Other securities	—	—	10,029	(24)	10,029	(24)
Total	$134,988	$(423)	$305,449	$(8,340)	$440,437	$(8,763)

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-
sponsored enterprise pass through
securities	$148,662	$(2,767)	$32	$(1)	$148,694	$(2,768)
Government agency and government-
sponsored enterprise collateralized
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

We reviewed the securities that were in a continuous loss position less than 12 months and longer than 12 months at June 30, 2014, and concluded their losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. Accordingly, we determined the securities were temporarily impaired and we did not recognize such impairment in the condensed consolidated statements of earnings. Additionally, we have no plans to sell these securities and believe that it is more likely than not we would not be required to sell these securities before recovery of their amortized cost.
Contractual Maturities
The following table presents the contractual maturities of our available-for-sale securities portfolio based on amortized cost and carrying value as of the date indicated.

	June 30, 2014
	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$2,803	$2,804
Due after one year through five years	58,523	58,864
Due after five years through ten years	264,647	268,537
Due after ten years	1,191,452	1,221,910
Total securities available-for-sale	$1,517,425	$1,552,115
Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.
FHLB Stock
At June 30, 2014, we had a $50.0 million investment in Federal Home Loan Bank of San Francisco ("FHLB SF") stock carried at cost. During the six months ended June 30, 2014, FHLB SF stock increased $22.0 million due primarily to the addition of FHLB SF stock from the CapitalSource Inc. merger. We evaluated the carrying value of our FHLB SF stock investment at June 30, 2014, and determined that it was not impaired. Our evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB SF, repurchase activity of excess stock by the FHLB SF at its carrying value,

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

the return on the investment, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2014	March 31, 2014	June 30, 2013	2014	2013
	(In thousands)
Taxable interest	$7,668	$6,920	$5,388	$14,584	$10,951
Non-taxable interest	3,333	3,328	2,716	6,661	5,141
Dividend income	985	575	310	1,564	538
Total interest income on investment securities	$11,986	$10,823	$8,414	$22,809	$16,630
Note 6.  Loans and Leases and Credit Quality
The Company’s loan and lease portfolio includes originated and purchased loans and leases. Originated loans and leases and purchased loans and leases, in each case, for which there was no evidence of credit deterioration at their acquisition date and it was probable that we would be able to collect all contractually required payments, are referred to collectively as non-purchased credit impaired loans, or "Non-PCI loans." Purchased loans for which there was, at the acquisition date, evidence of credit deterioration since their origination and it was probable that we would be unable to collect all contractually required payments are referred to as purchased credit impaired loans, or "PCI loans".
Non-PCI loans are carried at the principal amount outstanding, net of deferred fees and costs, and in the case of acquired loans, net of purchase discounts and premiums. Deferred fees and costs and purchase discounts and premiums on acquired non-impaired loans are recognized as an adjustment to interest income over the contractual life of the loans using the effective interest method or taken into income when the related loans are paid off or sold.
PCI loans are accounted for in accordance with ASC Subtopic 310‑30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” For PCI loans, at the time of acquisition we (i) calculate the contractual amount and timing of undiscounted principal and interest payments (the "undiscounted contractual cash flows") and (ii) estimate the amount and timing of undiscounted expected principal and interest payments (the "undiscounted expected cash flows"). The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The difference between the undiscounted cash flows expected to be collected and the estimated fair value of the acquired loans is the accretable yield. The nonaccretable difference represents an estimate of the loss exposure of principal and interest related to the PCI loan portfolios; such amount is subject to change over time based on the performance of such loans. The carrying value of PCI loans is reduced by payments received, both principal and interest, and increased by the portion of the accretable yield recognized as interest income.
In the CapitalSource Inc. merger, the estimated fair value of the loans and leases acquired, excluding PCI loans, was $6.8 billion, the related gross contractual amount was $9.4 billion, and the estimated contractual cash flows not expected to be collected were $839.8 million. The estimated fair value of loans acquired that were identified as PCI loans was $87.8 million.
The following table summarizes the accretable yield on the PCI loans acquired in the CapitalSource Inc. merger as of April 7, 2014:

April 7, 2014 Accretable Yield
(In thousands)
Undiscounted contractual cash flows	$297,224
Undiscounted cash flows not expected to be collected (nonaccretable difference)	(195,654)
Undiscounted cash flows expected to be collected	101,570
Estimated fair value of PCI loans acquired	(87,842)
Accretable yield	$13,728

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the composition of our loan and lease portfolio as of the dates indicated:

	June 30, 2014			December 31, 2013
	Non-PCI			Non-PCI
	Loans	PCI		Loans	PCI
	and Leases	Loans	Total	and Leases	Loans	Total
	(In thousands)
Real estate mortgage	$5,241,860	$359,160	$5,601,020	$2,424,864	$371,134	$2,795,998
Real estate construction	300,499	10,035	310,534	209,090	10,427	219,517
Commercial	5,196,755	28,939	5,225,694	1,241,776	974	1,242,750
Consumer	62,939	337	63,276	54,809	261	55,070
Total gross loans and leases	10,802,053	398,471	11,200,524	3,930,539	382,796	4,313,335
Deferred fees and costs	(10,384)	(35)	(10,419)	(983)	—	(983)
Total loans and leases, net of unearned income	10,791,669	398,436	11,190,105	3,929,556	382,796	4,312,352
Allowance for loan and lease losses	(65,523)	(16,626)	(82,149)	(60,241)	(21,793)	(82,034)
Total net loans and leases	$10,726,146	$381,810	$11,107,956	$3,869,315	$361,003	$4,230,318

The following tables present a summary of the activity in the allowance for loan and lease losses on Non‑PCI loans and leases by portfolio segment and PCI loans for the periods indicated:

	Three Months Ended June 30, 2014
	Real Estate Mortgage	Real Estate Construction	Commercial	Consumer	Total Non-PCI	Total PCI	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$24,352	$4,103	$27,740	$3,785	$59,980	$21,200	$81,180
Charge-offs	(487)	—	(326)	(17)	(830)	(4,604)	(5,434)
Recoveries	376	64	587	215	1,242	—	1,242
Provision (negative provision)	(1,965)	135	7,529	(568)	5,131	30	5,161
Balance, end of period	$22,276	$4,302	$35,530	$3,415	$65,523	$16,626	$82,149

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2014
	Real Estate Mortgage	Real Estate Construction	Commercial	Consumer	Total Non-PCI	Total PCI	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$26,078	$4,298	$26,921	$2,944	$60,241	$21,793	$82,034
Charge-offs	(581)	—	(1,767)	(32)	(2,380)	(4,553)	(6,933)
Recoveries	636	88	965	242	1,931	—	1,931
Provision (negative provision)	(3,857)	(84)	9,411	261	5,731	(614)	5,117
Balance, end of period	$22,276	$4,302	$35,530	$3,415	$65,523	$16,626	$82,149

Amount of the allowance applicable to loans and leases:
Individually evaluated for impairment	$2,245	$238	$12,531	$321	$15,335
Collectively evaluated for impairment	$20,031	$4,064	$22,999	$3,094	$50,188
Acquired loans with deteriorated credit quality						$16,626
Loan and Leases:
Ending balance	$5,236,452	$298,477	$5,193,735	$63,005	$10,791,669	$398,436	$11,190,105
The ending balance of the loan and lease portfolio is composed of loans and leases:
Individually evaluated for impairment	$62,287	$12,797	$51,488	$3,971	$130,543
Collectively evaluated for impairment	$5,174,165	$285,680	$5,142,247	$59,034	$10,661,126
Acquired loans with deteriorated credit quality						$398,436

	Three Months Ended June 30, 2013
	Real Estate Mortgage	Real Estate Construction	Commercial	Consumer	Total Non-PCI	Total PCI	Total
	(In thousands)
Allowance for loan and lease losses:
Balance, beginning of period	$37,265	$3,300	$23,157	$1,494	$65,216	$29,303	$94,519
Charge-offs	(3,237)	—	(1,370)	(27)	(4,634)	(64)	(4,698)
Recoveries	1,336	12	1,297	19	2,664	—	2,664
Provision (negative provision)	(3,560)	120	3,259	181	—	(1,842)	(1,842)
Balance, end of period	$31,804	$3,432	$26,343	$1,667	$63,246	$27,397	$90,643

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2013
	Real Estate Mortgage	Real Estate Construction	Commercial	Consumer	Total Non-PCI	Total PCI	Total
	(In thousands)
Allowance for loan and lease losses:
Balance, beginning of period	$38,700	$3,221	$22,252	$1,726	$65,899	$26,069	$91,968
Charge-offs	(3,559)		(2,192)	(36)	(5,787)	—	(5,787)
Recoveries	1,513	335	1,704	42	3,594	33	3,627
Provision (negative provision)	(4,850)	(124)	4,579	(65)	(460)	1,295	835
Balance, end of period	$31,804	$3,432	$26,343	$1,667	$63,246	$27,397	$90,643

Amount of the allowance applicable to loans and leases:
Individually evaluated for impairment	$3,548	$62	$7,270	$240	$11,120
Collectively evaluated for impairment	$28,256	$3,370	$19,073	$1,427	$52,126
Acquired loans with deteriorated credit quality						$27,397
Loan and Leases:
Ending balance	$2,559,639	$197,776	$1,140,219	$28,596	$3,926,230	$494,389	$4,420,619
The ending balance of the loan and lease portfolio is composed of loans and leases:
Individually evaluated for impairment	$96,293	$14,966	$23,275	$698	$135,232
Collectively evaluated for impairment	$2,463,346	$182,810	$1,116,944	$27,898	$3,790,998
Acquired loans with deteriorated credit quality						$494,389

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Non‑Purchased Credit Impaired (Non‑PCI) Loans and Leases
The following table presents the credit risk rating categories for Non‑PCI loans and leases by portfolio segment and class as of the dates indicated. Nonclassified loans and leases are those with a credit risk rating of either pass or special mention, while classified loans and leases are those with a credit risk rating of either substandard or doubtful.

	June 30, 2014			December 31, 2013
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(In thousands)
Real estate mortgage:
Hospitality	$533,930	$15,376	$549,306	$168,216	$12,337	$180,553
SBA	338,366	8,032	346,398	39,869	5,297	45,166
Other	4,239,013	101,735	4,340,748	2,132,109	64,279	2,196,388
Total real estate mortgage	5,111,309	125,143	5,236,452	2,340,194	81,913	2,422,107
Real estate construction:
Residential	70,634	1,285	71,919	58,131	750	58,881
Commercial	221,572	4,986	226,558	142,607	6,291	148,898
Total real estate construction	292,206	6,271	298,477	200,738	7,041	207,779
Commercial:
Collateralized	400,672	45,550	446,222	567,643	18,838	586,481
Unsecured	144,188	1,309	145,497	151,896	1,856	153,752
Asset-based	1,472,731	15,481	1,488,212	195,569	6,859	202,428
Cash flow	2,062,811	76,106	2,138,917	—	—	—
Equipment finance	906,187	26,367	932,554	272,851	632	273,483
SBA	38,237	4,096	42,333	22,880	5,761	28,641
Total commercial	5,024,826	168,909	5,193,735	1,210,839	33,946	1,244,785
Consumer	58,701	4,304	63,005	50,474	4,411	54,885
Total Non-PCI loans and leases	$10,487,042	$304,627	$10,791,669	$3,802,245	$127,311	$3,929,556
In addition to our internal risk rating process, our federal and state banking regulators, as an integral part of their examination process, periodically review the Company’s loan risk rating classifications. Our regulators may require the Company to recognize rating downgrades based on their judgments related to information available to them at the time of their examinations. Risk rating downgrades generally result in higher allowances for credit losses.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present an aging analysis of our Non‑PCI loans and leases by portfolio segment and class as of the dates indicated:

	June 30, 2014
	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate mortgage:
Hospitality	$—	$—	$—	$549,306	$549,306
SBA	3,125	1,788	4,913	341,485	346,398
Other	1,974	12,903	14,877	4,325,871	4,340,748
Total real estate mortgage	5,099	14,691	19,790	5,216,662	5,236,452
Real estate construction:
Residential	—	542	542	71,377	71,919
Commercial	—	1,487	1,487	225,071	226,558
Total real estate construction	—	2,029	2,029	296,448	298,477
Commercial:
Collateralized	6,606	182	6,788	439,434	446,222
Unsecured	145	18	163	145,334	145,497
Asset-based	—	—	—	1,488,212	1,488,212
Cash flow	—	—	—	2,138,917	2,138,917
Equipment finance	—	1,941	1,941	930,613	932,554
SBA	143	184	327	42,006	42,333
Total commercial	6,894	2,325	9,219	5,184,516	5,193,735
Consumer	128	3,235	3,363	59,642	63,005
Total Non-PCI loans and leases	$12,121	$22,280	$34,401	$10,757,268	$10,791,669

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2013
	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate mortgage:
Hospitality	$—	$—	$—	$180,553	$180,553
SBA	2,564	—	2,564	42,602	45,166
Other	13,026	2,406	15,432	2,180,956	2,196,388
Total real estate mortgage	15,590	2,406	17,996	2,404,111	2,422,107
Real estate construction:
Residential	—	—	—	58,881	58,881
Commercial	—	2,013	2,013	146,885	148,898
Total real estate construction	—	2,013	2,013	205,766	207,779
Commercial:
Collateralized	473	259	732	585,749	586,481
Unsecured	83	68	151	153,601	153,752
Asset-based	—	—	—	202,428	202,428
Equipment finance	2,662	244	2,906	270,577	273,483
SBA	1,770	243	2,013	26,628	28,641
Total commercial	4,988	814	5,802	1,238,983	1,244,785
Consumer	3,319	—	3,319	51,566	54,885
Total Non-PCI loans and leases	$23,897	$5,233	$29,130	$3,900,426	$3,929,556
At June 30, 2014 and December 31, 2013, the Company had no loans and leases (excluding PCI loans) that were greater than 90 days past due and still accruing interest. It is the Company’s policy to discontinue accruing interest when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to the collectability of a loan or lease in the normal course of business.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents our nonaccrual and performing Non‑PCI loans and leases by portfolio segment and class as of the dates indicated:

	June 30, 2014			December 31, 2013
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Hospitality	$6,552	$542,754	$549,306	$6,723	$173,830	$180,553
SBA	8,032	338,366	346,398	2,602	42,564	45,166
Other	28,098	4,312,650	4,340,748	18,648	2,177,740	2,196,388
Total real estate mortgage	42,682	5,193,770	5,236,452	27,973	2,394,134	2,422,107
Real estate construction:
Residential	927	70,992	71,919	389	58,492	58,881
Commercial	2,737	223,821	226,558	2,830	146,068	148,898
Total real estate construction	3,664	294,813	298,477	3,219	204,560	207,779
Commercial:
Collateralized	11,247	434,975	446,222	9,991	576,490	586,481
Unsecured	322	145,175	145,497	458	153,294	153,752
Asset-based	4,874	1,483,338	1,488,212	1,070	201,358	202,428
Cash flow	15,793	2,123,124	2,138,917	—	—	—
Equipment finance	10,576	921,978	932,554	632	272,851	273,483
SBA	4,096	38,237	42,333	3,037	25,604	28,641
Total commercial	46,908	5,146,827	5,193,735	15,188	1,229,597	1,244,785
Consumer	3,548	59,457	63,005	394	54,491	54,885
Total Non-PCI loans and leases	$96,802	$10,694,867	$10,791,669	$46,774	$3,882,782	$3,929,556
At June 30, 2014, nonaccrual loans and leases totaled $96.8 million. Nonaccrual loans and leases included $8.5 million of loans 30 to 89 days past due and $66.0 million of current loans that were placed on nonaccrual status based on management’s judgment regarding their collectability. Nonaccrual loans and leases totaled $46.8 million at December 31, 2013, including $4.2 million of loans 30 to 89 days past due and $37.3 million of current loans that were placed on nonaccrual status based on management’s judgment regarding their collectability.
Non‑PCI nonaccrual loans and leases and performing restructured loans are considered impaired for reporting purposes. The following table presents the composition of our impaired loans and leases as of the dates indicated:

	June 30, 2014			December 31, 2013
		Performing	Total		Performing	Total
	Nonaccrual	Restructured	Impaired	Nonaccrual	Restructured	Impaired
	Loans/Leases	Loans	Loans/Leases	Loans/Leases	Loans	Loans/Leases
	(In thousands)
Real estate mortgage	$42,682	$19,605	$62,287	$27,973	$34,303	$62,276
Real estate construction	3,664	9,133	12,797	3,219	4,293	7,512
Commercial	46,908	4,580	51,488	15,188	2,744	17,932
Consumer	3,548	423	3,971	394	308	702
Total	$96,802	$33,741	$130,543	$46,774	$41,648	$88,422

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present information regarding our Non‑PCI impaired loans and leases by portfolio segment and class for the dates indicated:

	June 30, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$1,974	$1,973	$117	$5,717	$6,215	$198
SBA	—	—	—	1,642	1,643	230
Other	14,329	14,446	2,128	15,937	16,571	1,760
Real estate construction:
Residential	771	770	150	778	778	168
Commercial	435	432	88	1,250	1,250	1
Commercial:
Collateralized	11,958	12,389	10,380	4,377	4,692	4,270
Unsecured	701	712	414	801	829	375
Asset-based	269	—	269	1,070	1,070	180
Cash flow	—	—	—	—	—	—
Equipment finance	1,941	1,941	1,468	—	—	—
SBA	—	—	—	1,136	1,136	178
Consumer	3,651	3,751	321	424	471	240
With No Related Allowance Recorded:
Real estate mortgage:
Hospitality	$6,552	$7,593	$—	$3,013	$3,385	$—
SBA	8,032	10,787	—	2,602	3,646	—
Other	31,400	43,753	—	33,365	46,062	—
Real estate construction:
Residential	542	550	—	—	—	—
Commercial	11,049	15,575	—	5,484	9,923	—
Commercial:
Collateralized	3,188	4,656	—	6,700	9,924	—
Unsecured	304	424	—	179	247	—
Asset-based	4,604	5,315	—	—	—	—
Cash flow	15,792	17,525	—	—	—	—
Equipment finance	8,635	12,700	—	632	632	—
SBA	4,096	5,304	—	3,037	4,945	—
Consumer	320	439	—	278	394	—
Total Non-PCI Loans and Leases With and Without an Allowance Recorded:
Real estate mortgage	$62,287	$78,552	$2,245	$62,276	$77,522	$2,188
Real estate construction	12,797	17,327	238	7,512	11,951	169
Commercial	51,488	60,966	12,531	17,932	23,475	5,003
Consumer	3,971	4,190	321	702	865	240
Total	$130,543	$161,035	$15,335	$88,422	$113,813	$7,600

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,
	2014		2013
	Weighted Average Balance(1)	Interest Income Recognized	Weighted Average Balance(1)	Interest Income Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$1,974	$20	$8,779	$226
SBA	—	—	1,659	23
Other	14,329	174	51,327	513
Real estate construction:
Residential	771	4	393	—
Commercial	435	6	8,540	87
Commercial:
Collateralized	5,986	43	3,804	10
Unsecured	701	6	2,062	8
Asset-based	269	—	223	5
Cash flow	—	—	—	—
Equipment finance	1,322	—	—	—
SBA	—	—	1,094	12
Consumer	3,571	5	436	3
With No Related Allowance Recorded:
Real estate mortgage:
Hospitality	$6,552	$—	$—	$—
SBA	4,271	—	2,935	—
Other	27,100	79	25,041	133
Real estate construction:
Residential	542	—	441	—
Commercial	11,049	71	4,568	(59)
Commercial:
Collateralized	1,985	24	4,266	—
Unsecured	304	—	179	—
Asset-based	4,604	—	—	—
Cash flow	174	—	—	—
Equipment finance	7,476	—	244	—
SBA	1,406	—	2,872	5
Consumer	274	—	173	—
Total Non-PCI Loans and Leases With and Without an Allowance Recorded:
Real estate mortgage	$54,226	$273	$89,741	$895
Real estate construction	12,797	81	13,942	28
Commercial	24,227	73	14,744	40
Consumer	3,845	5	609	3
Total	$95,095	$432	$119,036	$966
_________________________

(1)
For the loans and leases (excluding PCI loans) reported as impaired at June 30, 2014 and 2013, amounts were calculated based on the period of time such loans and leases were impaired during the reported period.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30,
	2014		2013
	Weighted Average Balance(1)	Interest Income Recognized	Weighted Average Balance(1)	Interest Income Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$1,974	$40	$8,779	$247
SBA	—	—	1,659	45
Other	13,127	277	50,276	1,010
Real estate construction:
Residential	771	8	393	—
Commercial	221	7	8,540	179
Commercial:
Collateralized	4,843	49	2,795	18
Unsecured	684	12	2,062	17
Asset-based	269	—	112	5
Cash flow	—	—	—	—
Equipment finance	665	—	—	—
SBA	—	—	1,094	23
Consumer	2,761	9	436	5
With No Related Allowance Recorded:
Real estate mortgage:
Hospitality	$6,552	$—	$—	$—
SBA	4,193	—	2,911	—
Other	23,697	153	20,777	190
Real estate construction:
Residential	339	—	441	—
Commercial	8,214	97	4,317	(29)
Commercial:
Collateralized	1,532	31	2,773	—
Unsecured	295	—	160	—
Asset-based	2,340	—	—	—
Cash flow	87	—	—	—
Equipment finance	6,245	—	244	—
SBA	1,406	—	2,782	11
Consumer	253	—	163	—
Total Non-PCI Loans and Leases With and Without an Allowance Recorded:
Real estate mortgage	$49,543	$470	$84,402	$1,492
Real estate construction	9,545	112	13,691	150
Commercial	18,366	92	12,022	74
Consumer	3,014	9	599	5
Total	$80,468	$683	$110,714	$1,721
_________________________

(1)
For the loans and leases (excluding PCI loans) reported as impaired at June 30, 2014 and 2013, amounts were calculated based on the period of time such loans and leases were impaired during the reported period.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Troubled debt restructurings are a result of rate reductions, term extensions, fee concessions, or a combination thereof. The following tables present new troubled debt restructurings of Non-PCI loans for the periods indicated:

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
Troubled Debt Restructurings	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Real estate mortgage - Other	4	$1,341	$1,341	—	$—	$—
Commercial:
Collateralized	2	59	59	3	3,518	3,518
Unsecured	—	—	—	2	398	398
Asset-based	—	—	—	1	2,032	2,032
SBA	—	—	—	4	137	137
Consumer	—	—	—	1	14	14
Total	6	$1,400	$1,400	11	$6,099	$6,099

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
Troubled Debt Restructurings	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars In thousands)
Real estate mortgage - Other	8	$3,856	$3,856	5	$13,223	$13,223
Real estate construction - Commercial	2	4,920	4,920	—	—	—
Commercial:
Collateralized	6	3,346	3,346	4	3,913	3,913
Unsecured	2	38	38	2	398	398
Asset-based	—	—	—	1	2,032	2,032
SBA	—	—	—	4	137	137
Consumer	1	124	124	1	14	14
Total	19	$12,284	$12,284	17	$19,717	$19,717

The following tables present troubled debt restructurings that subsequently defaulted for the periods indicated:

	Three Months Ended June 30,
	2014		2013
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted:	Loans	Investment(1)	Loans	Investment(1)
	(Dollars in thousands)
Real estate mortgage - Other	—	$—	1	$1,350
Commercial - Collateralized	—	—	3	788
Total	—	$—	4	$2,138	(2)
_________________________

(1)
The population of defaulted restructured loans for the period indicated includes only those loans restructured during the preceding 12-month period. The table excludes defaulted troubled restructurings in those classes for which the recorded investment was zero at the end of the period.

(2)	Represents the balance at June 30, 2013, and is net of charge-offs of $1.1 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30,
	2014			2013
Troubled Debt Restructurings	Number of	Recorded		Number of	Recorded
That Subsequently Defaulted:	Loans	Investment(1)		Loans	Investment(1)
	(Dollars in thousands)
Real estate mortgage - Other	—	$—		2	$2,556
Commercial - Collateralized	2	427		3	788
Total	2	$427	(2)	5	$3,344	(3)
_________________________

(1)
The population of defaulted restructured loans for the period indicated includes only those loans restructured during the preceding 12-month period. The table excludes defaulted troubled restructurings in those classes for which the recorded investment was zero at the end of the period.

(2)	Represents the balance at June 30, 2014, and is net of charge-offs of $0.2 million

(3)	Represents the balance at June 30, 2013, and is net of charge-offs of $1.1 million

Purchased Credit Impaired (PCI) Loans
The following table reflects the PCI loans by portfolio segment as of the dates indicated:

	June 30, 2014	December 31, 2013
	(In thousands)
Real estate mortgage	$395,500	$412,791
Real estate construction	10,763	12,015
Commercial	29,824	3,021
Consumer	408	424
Total gross PCI loans	436,495	428,251
Less:
Discount	(38,059)	(45,455)
Allowance for loan losses	(16,626)	(21,793)
Total net PCI loans	$381,810	$361,003
The following table summarizes the changes in the carrying amount of PCI loans and accretable yield on those loans for the period indicated:

	Carrying Amount	Accretable Yield
	(In thousands)

Balance, December 31, 2013	$361,003	$(139,568)
Addition	87,842	(13,728)
Accretion	32,319	32,319
Payments received	(98,740)	—
Decrease in expected cash flows, net	—	(8,048)
Provision for credit losses	(614)	—
Balance, June 30, 2014	$381,810	$(129,025)

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the credit risk rating categories for PCI loans by portfolio segment as of the dates indicated. Nonclassified loans are those with a credit risk rating of either pass or special mention, while classified loans are those with a credit risk rating of either substandard or doubtful.

	June 30, 2014			December 31, 2013
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(In thousands)
Real estate mortgage	$185,641	$173,489	$359,130	$216,092	$155,042	$371,134
Real estate construction	3,623	6,407	10,030	4,399	6,028	10,427
Commercial	350	28,590	28,940	569	405	974
Consumer	—	336	336	—	261	261
Total PCI loans	$189,614	$208,822	$398,436	$221,060	$161,736	$382,796
In addition to our internal risk rating process, our federal and state banking regulators, as an integral part of their examination process, periodically review the Company’s loan risk rating classifications. Our regulators may require the Company to recognize rating downgrades based on their judgments related to information available to them at the time of their examinations.
Note 7.  Foreclosed Assets
The following tables summarize foreclosed assets at the dates indicated:

Property Type	June 30, 2014	December 31, 2013
	(In thousands)
Commercial real estate	$10,770	$15,753
Construction and land development	32,682	35,063
Multi‑family	835	835
Single family residence	31	186
Total other real estate owned, net	44,318	51,837
Other foreclosed assets	9,503	4,054
Total foreclosed assets	$53,821	$55,891

The following table presents a rollforward of foreclosed assets, net of the valuation allowance, for the periods indicated:

Foreclosed Assets
(In thousands)
Balance, December 31, 2013	$55,891
Addition from the CapitalSource Inc. merger	6,382
Foreclosures	667
Provision for losses	(368)
Reductions related to sales	(8,751)
Balance, June 30, 2014	$53,821

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 8.  FDIC Loss Sharing Asset
We are a party to four loss sharing agreements with the FDIC. Such agreements cover a substantial portion of losses incurred on acquired covered loans, other real estate owned, and certain investment securities. The loss sharing agreements relate to the acquisitions of: (1) Affinity Bank ("Affinity") in August 2009, (2) Los Padres Bank ("Los Padres") in August 2010, (3) Western Commercial Bank ("Western Commercial") in connection with the May 2013 FCAL acquisition, and (4) San Luis Trust Bank ("San Luis") in connection with the May 2013 FCAL acquisition. Generally, under the terms of the loss sharing agreements, the FDIC is responsible for 80% of losses in connection with covered assets and is entitled to receive 80% of loss recoveries on the covered assets during the applicable contractual periods.
The following table presents the changes in the FDIC loss sharing asset for the period indicated:

FDIC Loss Sharing Asset
(In thousands)
Balance, December 31, 2013	$45,524
FDIC share of additional losses, net of recoveries	(4,153)
Cash paid to the FDIC	2,645
Net amortization	(15,182)
Balance, June 30, 2014	$28,834
The following table presents information about the composition of the FDIC loss sharing asset, the true‑up liability, and the non‑single family and the single family covered assets as of the date indicated:

	June 30, 2014
	Affinity Bank	Los Padres Bank	Western Commercial Bank	San Luis Trust Bank	Total
	(In thousands)
FDIC loss sharing asset	$2,315	$15,101	$1,605	$9,813	$28,834
True‑up liability	N/A	N/A	$1,555	$5,271	$6,826
Non-single family covered assets(1)	$156,509	$111,413	$14,068	$37,327	$319,317
Single family covered assets	$12,701	$69,584	N/A	$32,813	$115,098
Loss sharing expiration dates:
Non‑single family	3rd Quarter 2014	3rd Quarter 2015	4th Quarter 2015	1st Quarter 2016
Single family	3rd Quarter 2019	3rd Quarter 2020	N/A	1st Quarter 2021
Loss recovery expiration dates:
Non‑single family	3rd Quarter 2017	3rd Quarter 2018	4th Quarter 2018	1st Quarter 2019
Single family	3rd Quarter 2019	3rd Quarter 2020	N/A	1st Quarter 2021
_______________________

(1)	Excludes securities.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9. Borrowings, Subordinated Debentures and Brokered Deposits
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	June 30, 2014		December 31, 2013
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non‑recourse debt	$4,596	6.20%	$7,126	6.30%
FHLB advances	—	—%	106,600	0.06%
Total borrowings	$4,596		$113,726
The non‑recourse debt represents the payment stream of certain equipment leases sold to third parties. The debt is secured by the equipment in the leases and all interest rates are fixed. As of June 30, 2014, this debt had a weighted average remaining maturity of 2.2 years.
The Bank has established secured and unsecured lines of credit. We may borrow funds from time to time on a term or overnight basis from the FHLB SF, the Federal Reserve Bank of San Francisco (“FRBSF”), or other financial institutions.
FHLB SF Secured Lines of Credit. The borrowing arrangement with the FHLB SF is based on an FHLB program collateralized by a blanket lien on certain qualifying loans in our loan portfolio which were not pledged to the FRBSF. As of June 30, 2014, our borrowing capacity under the FHLB SF secured borrowing lines was $2.4 billion and there were no balances outstanding. As of December 31, 2013, $106.6 million was outstanding.
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of June 30, 2014, the Bank had secured borrowing capacity of $530.0 million collateralized by liens covering $662.5 million of certain qualifying loans. As of June 30, 2014 and December 31, 2013, there were no balances outstanding.
Federal Funds Arrangements with Commercial Banks. As of June 30, 2014, the Bank had unsecured lines of credit of $80.0 million with correspondent banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of June 30, 2014 and December 31, 2013, there were no balances outstanding.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the terms of each issuance of subordinated debentures outstanding as of the dates indicated:

	June 30, 2014		December 31, 2013
					Date	Maturity	Rate Index
Series	Amount	Rate (1)	Amount	Rate (2)	Issued	Date	(Quarterly Reset)
	(Dollars in thousands)
Trust V	$10,310	3.33%	$10,310	3.34%	8/15/2003	9/17/2033	3 month LIBOR + 3.10
Trust VI	10,310	3.28%	10,310	3.29%	9/3/2003	9/15/2033	3 month LIBOR + 3.05
Trust CII	5,155	3.18%	5,155	3.19%	9/17/2003	9/17/2033	3 month LIBOR + 2.95
Trust VII	61,856	2.98%	61,856	2.99%	2/5/2004	4/23/2034	3 month LIBOR + 2.75
Trust CIII	20,619	1.92%	20,619	1.93%	8/15/2005	9/15/2035	3 month LIBOR + 1.69
Trust FCCI	16,495	1.83%	16,495	1.84%	1/25/2007	3/15/2037	3 month LIBOR + 1.60
Trust FCBI	10,310	1.78%	10,310	1.79%	9/30/2005	12/15/2035	3 month LIBOR + 1.55
Trust CS 2005-1 (3)	82,475	2.18%	—	—	1/21/2005	12/15/2035	3 month LIBOR + 1.95
Trust CS 2005-2 (3)	128,866	2.18%	—	—	12/14/2005	1/30/2036	3 month LIBOR + 1.95
Trust CS 2006-1 (3)	51,545	2.18%	—	—	2/22/2006	4/30/2036	3 month LIBOR + 1.95
Trust CS 2006-2 (3)	51,550	2.18%	—	—	9/27/2006	10/30/2036	3 month LIBOR + 1.95
Trust CS 2006-3 (3)	35,286	1.36%	—	—	9/29/2006	10/30/2036	3 month EURIBOR + 2.05
Trust CS 2006-4 (3)	16,470	2.18%	—	—	12/5/2006	1/30/2037	3 month LIBOR + 1.95
Trust CS 2006-5 (3)	6,650	2.18%	—	—	12/19/2006	1/30/2037	3 month LIBOR + 1.95
Trust CS 2007-2 (3)	39,177	2.18%	—	—	6/13/2007	7/30/2037	3 month LIBOR + 1.95
Gross subordinated debentures	547,074		135,055
Unamortized discount (4)	(112,196)		(2,410)
Net subordinated debentures	$434,878		$132,645
___________________

(1)	As of July 31, 2014.

(2)	As of January 28, 2014.

(3)	Acquired in the CapitalSource Inc. merger.

(4)	Amount represents the fair value adjustment on trusts acquired in the CapitalSource Inc. and FCAL acquisitions.
Interest payments made by the Company on subordinated debentures are considered dividend payments under the Board of Governors of the Federal Reserve System (“FRB”) regulations. Bank holding companies, such as PacWest, are required to notify the FRB prior to declaring and paying a dividend to stockholders during any period in which quarterly and/or cumulative twelve‑month net earnings are insufficient to fund the dividend amount, among other requirements.
Brokered Deposits
Brokered time deposits totaled $88.0 million and $49.4 million at June 30, 2014 and December 31, 2013, respectively. Brokered time deposits under the Certificate of Deposit Account Registry Service Program ("CDARS Program") totaled $48.0 million and $49.4 million at June 30, 2014 and December 31, 2013, respectively. The CDARS Program represents deposits that are participated with other FDIC‑insured financial institutions as a means to provide FDIC deposit insurance coverage for the full amount of our customers’ deposits.
Note 10. Commitments and Contingencies
Lending Commitments
The Bank is a party to financial instruments with off‑balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, and commitments to purchase equipment being acquired for lease to others. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the condensed consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents a summary of the financial instruments described above as of the dates indicated:

	June 30, 2014	December 31, 2013
	(In thousands)
Loan commitments to extend credit	$1,813,963	$1,001,740
Standby letters of credit	86,055	39,200
Commitments to purchase equipment being acquired for lease to others	5,679	8,475
	$1,905,697	$1,049,415
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
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. We provide standby letters of credit in conjunction with several of our lending arrangements and property lease obligations. Most guarantees expire within one year from the date of issuance, however, some expire at various dates over the next six years. If a borrower defaults on its commitments subject to any letter of credit issued under these arrangements, we would be required to meet the borrower's financial obligation but would seek repayment of that financial obligation from the borrower. In some cases, borrowers have pledged cash and investment securities as collateral with us under these arrangements.
In addition, the Company has investments in low income housing project partnerships, which provide the Company income tax credits, and in a few small business investment companies. The investments call for capital contributions up to an amount specified in the partnership agreements. As of June 30, 2014 and December 31, 2013, the Company had commitments to contribute capital to these entities totaling $15.0 million and $11.0 million, respectively. In connection with equity investments added from the CapitalSource Inc. merger, we have committed to contribute up to an additional $2.8 million to 13 private equity funds.
Legal Matters
In the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business. The outcome of such legal actions and the timing of ultimate resolution are inherently difficult to predict. In the opinion of management, based upon information currently available to us, any resulting liability, in addition to amounts already accrued, would not have a material adverse effect on the Company’s financial statements or operations.
FCAL-Related Litigation
The fourteen lawsuits filed in the Superior Court of the State of California, County of Los Angeles against FCB, among others, by various former clients of political campaign and non-profit organization treasurer Kinde Durkee were settled in court, on July 15, 2014, prior to the hearing on the Bank's motion for summary judgment. The parties informed the court that they had agreed to terms of settlement with respect to all claims, with the exception of the remaining claims in the Bank's interpleader which will direct payment of the funds which remained on deposit on the day that Durkee was arrested. The settlement in the case in chief will be memorialized in writing. The terms of settlement, once performed, will result in a complete settlement and release of all claims which potentially exposed the Bank to liability. The settlement has no material effect on results of operations or liquidity.
Note 11. Fair Value Measurements
We use fair value to measure certain assets on a recurring basis, primarily securities available‑for‑sale; we have no liabilities being measured at fair value. For assets measured at the lower of cost or fair value, the fair value measurement criteria may or may not be met during a reporting period and such measurements are therefore considered “nonrecurring” for purposes of disclosing our fair value measurements. Fair value is used on a nonrecurring basis to adjust carrying values for impaired loans and other real estate owned and also to record impairment on certain assets, such as goodwill, core deposit intangibles, and other long‑lived assets.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents information on the assets measured and recorded at fair value on a recurring basis as of June 30, 2014:

	Fair Value Measurements as of
	June 30, 2014
Measured on a Recurring Basis:	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Government agency and government‑sponsored enterprise
pass through securities	$584,757	$—	$584,757	$—
Government agency and government‑sponsored enterprise
collateralized mortgage obligations	287,604	—	287,604	—
Covered private label CMOs	36,522	—	—	36,522
Other private label CMOs	14,288	—	14,288	—
Municipal securities	456,566	—	456,566	—
Corporate debt securities	109,391	—	109,391	—
Government‑sponsored enterprise debt securities	36,665	—	36,665	—
Other securities	26,322	516	25,806	—
Total	$1,552,115	$516	$1,515,077	$36,522
There were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a recurring basis during the three and six months ended June 30, 2014.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third party pricing service for our Level 3 covered private label CMOs measured at fair value on a recurring basis as of June 30, 2014:

	Covered Private Label CMOs
Unobservable Inputs:	Range of Inputs	Weighted Average Input
Voluntary annual prepayment speeds	0% - 34.5%	5.6%
Annual default rates	0% - 39.6%	2.8%
Loss severity rates	0% - 64.0%	27.4%
Discount rates	0% - 8.6%	5.2%
The following table summarizes activity for assets measured at fair value on a recurring basis that are categorized as Level 3 for the period indicated:

Covered Private Label CMOs (Level 3)
(In thousands)
Balance, December 31, 2013	$37,904
Total realized in earnings	561
Total unrealized gain in comprehensive income	207
Net settlements	(2,150)
Balance, June 30, 2014	$36,522

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present assets measured at fair value on a non‑recurring basis as of the date indicated and the gains and (losses) recognized on such assets for the period indicated:

	Fair Value Measurement as of				Gain (Loss)
	June 30, 2014				Three Months Ended	Six Months Ended
	Total	Level 1	Level 2	Level 3	June 30, 2014	June 30, 2014
Measured on a Non‑Recurring Basis:	(In thousands)
Non‑PCI impaired loans	$29,043	$—	$5,398	$23,645	$(7,671)	$(9,051)
Other real estate owned	8,059	—	469	7,590	(482)	(528)
Total non-recurring	$37,102	$—	$5,867	$31,235	$(8,153)	$(9,579)
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of June 30, 2014:

Asset	Fair Value (in 000’s)	Valuation Methodology	Unobservable Inputs	Range	Weighted Average
Non-PCI impaired loans	$22,205	Discounted cash flows	Discount rates	4.06% - 8.66%	6.70%
	$1,440	Appraisals	No discounts
OREO (one property)	$7,590	Appraisals	Discount, including 8% for selling costs	8%	8%
ASC Topic 825, “Financial Instruments,” requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. Additionally, certain financial instruments and all nonfinancial instruments are excluded from the applicable disclosure requirements.
The following tables present a summary of the carrying values and estimated fair values of certain financial instruments as of the dates indicated:

	June 30, 2014
	Carrying or Contract	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$243,583	$243,583	$243,583	$—	$—
Interest‑earning deposits in financial institutions	119,782	119,782	119,782	—	—
Securities available‑for‑sale	1,552,115	1,552,115	516	1,515,077	36,522
Investment in FHLB stock	49,983	49,983	—	49,983	—
Loans and leases, net	11,107,956	11,232,882	—	5,398	11,227,484

Financial Liabilities:
Deposits:
Demand, money market, interest checking,
and savings deposits	5,738,178	5,738,178	—	5,738,178	—
Time deposits	5,929,619	5,919,083	—	5,919,083	—
Borrowings	4,596	4,606	—	4,606	—
Subordinated debentures	434,878	418,345	—	418,345	—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2013
	Carrying or Contract	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$96,424	$96,424	$96,424	$—	$—
Interest‑earning deposits in financial institutions	50,998	50,998	50,998	—	—
Securities available‑for‑sale	1,494,745	1,494,745	507	1,456,334	37,904
Investment in FHLB stock	27,939	27,939	—	27,939	—
Loans and leases, net	4,230,318	4,231,078	—	2,051	4,229,027
SBA loan servicing asset	807	807	—	—	807
Financial Liabilities:
Deposits:
Demand, money market, interest checking,
and savings deposits	4,616,616	4,616,616	—	4,616,616	—
Time deposits	664,371	665,148	—	665,148	—
Borrowings	113,726	113,726	106,600	7,126	—
Subordinated debentures	132,645	132,498	—	132,498	—
The following is a description of the valuation methodologies used to measure our assets recorded at fair value (under ASC Topic 820, “Fair Value Measurement”) and for estimating fair value for financial instruments not recorded at fair value (under ASC Topic 825).
Cash and due from banks. The carrying amount is assumed to be the fair value because of the liquidity of these instruments.
Interest‑earning deposits in financial institutions. The carrying amount is assumed to be the fair value given the short‑term nature of these deposits.
Securities available‑for‑sale. Securities available‑for‑sale are measured and carried at fair value on a recurring basis. Unrealized gains and losses on available‑for‑sale securities are reported as a component of “Accumulated other comprehensive income” in the condensed consolidated balance sheets. See Note 5, Investment Securities, for further information on unrealized gains and losses on securities available‑for‑sale.
Fair value for securities categorized as Level 1, which are publicly traded securities, are based on readily available quoted prices. In determining the fair value of the securities categorized as Level 2, we obtain a report from a nationally recognized broker‑dealer detailing the fair value of each investment security we hold as of each reporting date. The broker‑dealer uses observable market information to value our securities, with the primary source being a nationally recognized pricing service. We review the market prices provided by the broker‑dealer for our securities for reasonableness based on our understanding of the marketplace and we consider any credit issues related to the securities. As we have not made any adjustments to the market quotes provided to us and they are based on observable market data, they have been categorized as Level 2 within the fair value hierarchy.
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
Non‑PCI impaired loans. Nonaccrual loans and performing restructured loans are considered impaired for reporting purposes and are measured and recorded at fair value on a non‑recurring basis. Non‑PCI nonaccrual loans with an unpaid principal balance

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

over $250,000 and all performing restructured loans are reviewed individually for the amount of impairment, if any. Non‑PCI nonaccrual loans with an unpaid principal balance less than $250,000 are not individually assessed for impairment but are instead reserved for under our general reserve component.
To the extent a loan is collateral dependent, we measure such impaired loan based on the estimated fair value of the underlying collateral. The fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 2 measurement. The Level 2 measurement is based on appraisals obtained within the last 12 months and for which a charge‑off was recognized or a change in the specific valuation allowance was made during the six months ended June 30, 2014.
When adjustments are made to an appraised value to reflect various factors such as the age of the appraisal or known changes in the market or the collateral, such valuation inputs are considered unobservable and the fair value measurement is categorized as a Level 3 measurement. The impaired loans categorized as Level 3 also include unsecured loans and other secured loans whose fair values are based significantly on unobservable inputs such as the strength of a guarantor, including an SBA government guarantee, cash flows discounted at the effective loan rate, and management’s judgment.
The Non‑PCI impaired loan balances shown above as measured on a non-recurring basis represent those nonaccrual and restructured loans for which impairment was recognized during the six months ended June 30, 2014. The amounts shown as net losses include the impairment recognized during the six months ended June 30, 2014, for the loan balances shown. Of the $96.8 million of Non-PCI nonaccrual loans at June 30, 2014, $1.7 million were written down to their collateral fair values through charge‑offs during the six months ended June 30, 2014.
Other real estate owned ("OREO"). The fair value of foreclosed real estate is generally based on estimated market prices from independently prepared current appraisals or negotiated sales prices with potential buyers, less estimated costs to sell; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement on a nonrecurring basis. As a matter of policy, appraisals are required annually and may be updated more frequently as circumstances require in the opinion of management. The Level 2 measurement for OREO is based on appraisals obtained within the last 12 months and for which a write‑down was recognized during the three months ended June 30, 2014.
When a current appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value as a result of known changes in the market or the collateral and there is no observable market price, such valuation inputs result in a fair value measurement that is categorized as a Level 3 measurement. To the extent a negotiated sales price or reduced listing price represents a significant discount to an observable market price, such valuation input would result in a fair value measurement that is also considered a Level 3 measurement. The OREO losses disclosed are write‑downs based on either a recent appraisal obtained after foreclosure or an accepted purchase offer by an independent third party received after foreclosure.
Deposits. Deposits are carried at historical cost. The fair value of deposits with no stated maturity, such as noninterest‑bearing demand deposits, interest checking, money market, and savings accounts, is equal to the amount payable on demand as of the balance sheet date and considered Level 2. The fair value of time deposits is based on the discounted value of contractual cash flows and considered Level 2. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. No value has been separately assigned to the Company’s long‑term relationships with its deposit customers, such as a core deposit intangible.
Borrowings. Borrowings include overnight FHLB advances and other fixed‑rate term borrowings. Borrowings are carried at amortized cost. The fair value of overnight FHLB advances is equal to the carrying value and considered Level 1. The fair value of fixed‑rate borrowings is calculated by discounting scheduled cash flows through the estimated maturity dates or call dates, if applicable, using estimated market discount rates that reflect current rates offered for borrowings with similar remaining maturities and characteristics and are considered Level 2.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of June 30, 2014, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.
Note 12. Earnings Per Share
The computations of basic and diluted net earnings per share for the periods indicated were as follows:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	($ in thousands, except per share data)
Basic earnings per share:
Net earnings from continuing operations	$11,230	$25,905	$4,396	$37,135	$17,890
Less: earnings allocated to unvested restricted stock(1)	(290)	(500)	(212)	(424)	(351)
Net earnings from continuing operations allocated to common shares	10,940	25,405	4,184	36,711	17,539
Net loss from discontinued operations	(675)	(804)	(47)	(1,500)	(47)
Net earnings allocated to common shares	$10,265	$24,601	$4,137	$35,211	$17,492
Weighted-average basic shares and unvested restricted stock outstanding	98,817	45,799	40,338	72,454	38,873
Less: weighted-average unvested restricted stock outstanding	(678)	(1,148)	(1,597)	(911)	(1,595)
Weighted-average basic shares outstanding	98,139	44,651	38,741	71,543	37,278
Basic earnings per share:
Net earnings from continuing operations	$0.11	$0.57	$0.11	$0.51	$0.47
Net loss from discontinued operations	(0.01)	(0.02)	—	(0.02)	—
Net earnings	$0.10	$0.55	$0.11	$0.49	$0.47
Diluted earnings per share:
Net earnings from continuing operations allocated to common shares	$10,940	$25,405	$4,184	$36,711	$17,539
Net loss from discontinued operations	(675)	(804)	(47)	(1,500)	(47)
Net earnings allocated to common shares	$10,265	$24,601	$4,137	$35,211	$17,492
Weighted-average basic shares outstanding	98,139	44,651	38,741	71,543	37,278
Diluted earnings per share:
Net earnings from continuing operations	$0.11	$0.57	$0.11	$0.51	$0.47
Net loss from discontinued operations	(0.01)	(0.02)	—	(0.02)	—
Net earnings	$0.10	$0.55	$0.11	$0.49	$0.47
________________________

(1)	Represents cash dividends paid to holders of unvested restricted stock, net of estimated forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

Note 13. Stock Based Compensation
The Company’s 2003 Stock Incentive Plan, or the 2003 Plan, permits stock-based compensation awards to officers, directors, key employees and consultants. As of June 30, 2014, the 2003 Plan authorized grants of stock‑based compensation instruments to purchase or issue up to 19,686,565 shares of Company common stock, subject to adjustments provided by the 2003 Plan. The authorized amount includes 10,686,565 shares that were added to the 2003 Plan as a result of the CapitalSource Inc. merger. Such shares were available for grant under the former CapitalSource Inc. Equity Incentive Plan and remain available for: (a) former

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

employees of CapitalSource Inc. and CapitalSource Bank who remain employed with the Company, and (b) newly hired employees of the Company. As of June 30, 2014, there were 13,518,374 shares available for grant under the 2003 Plan.
Restricted Stock
At June 30, 2014, there were 1,121,850 shares of unvested time‑based restricted common stock outstanding. The awarded shares of time‑based restricted common stock vest over a service period of three to four years from the date of the grant. The time-based restricted common stock vests immediately upon a change in control of the Company, as defined in the 2003 Plan, and upon death of the employee. In April 2014, upon closing of the CapitalSource Inc. merger, 1,013,377 awarded shares of restricted common stock vested due to the triggering of the change of control provision contained within the 2003 Plan. We recorded a $26.1 million charge to earnings for the vesting of such shares. Such amount is included in acquisition, integration and reorganization costs on the accompanying condensed consolidated statements of earnings.
Compensation expense related to time‑based restricted stock awards is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method. Restricted stock amortization totaled $2.4 million, $1.6 million, and $2.0 million for the three months ended June 30, 2014, March 31, 2014, and June 30, 2013, respectively, and $4.0 million and $3.8 million for the six months ended June 30, 2014 and 2013, respectively. Such amounts are included in compensation expense on the accompanying condensed consolidated statements of earnings.
The amount of unrecognized compensation expense related to all unvested restricted stock as of June 30, 2014 totaled $42.6 million.
Note 14. Accumulated Other Comprehensive Income
The following table presents the activity in comprehensive income for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2014	March 31, 2014	June 30, 2013	2014	2013
	(In thousands)
Net earnings	$10,555	$25,080	$4,349	$35,635	$17,843
Unrealized holding (losses) gains arising during the period	23,011	22,291	(48,189)	45,302	(54,599)
Income tax benefit (expense) related to unrealized holding (losses) gains arising during the period	(9,663)	(9,363)	20,240	(19,026)	22,932
Reclassification adjustment for gain included in net earnings (1)	(89)	(4,752)	—	(4,841)	(409)
Income tax expense related to reclassification adjustment	37	1,996	—	2,033	172
Other comprehensive loss, net	13,296	10,172	(27,949)	23,468	(31,904)
Comprehensive income (loss)	$23,851	$35,252	$(23,600)	$59,103	$(14,061)
____________________

(1)	Recognized in "Gain on securities" on the Condensed Consolidated Statements of Earnings.

Note 15. Business Segments
The Company’s reportable segments consist of “PWB Community Banking,” “National Lending,” and “Other.” In prior periods, the segments consisted of “Banking,” “Asset Financing,” and “Other.” The Asset Financing segment in prior periods included the asset-based lending and leasing operations of Pacific Western Equipment Finance, BFI Business Finance, First Community Financial and Celtic Capital Corporation.
As a result of the CapitalSource Inc. merger, Pacific Western Bank established the CapitalSource Division, which we also refer to as the National Lending segment. The CapitalSource Division, or National Lending segment, includes the lending operations

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

gained through the CapitalSource Inc. merger, Pacific Western Equipment Finance, and the CapitalSource Business Finance Group (formerly BFI Business Finance and First Community Financial). We reorganized our asset-based lending and leasing operations when we established the CapitalSource Division combining BFI Business Finance and First Community Financial into the Capital Source Business Finance Group, selling Celtic Capital Corporation in July 2014, and having Pacific Western Equipment Finance and the Capital Source Business Finance Group become part of the CapitalSource Division. The CapitalSource Division provides on a nationwide basis a full spectrum of financing solutions across numerous industries and property types to middle market businesses, including senior secured real estate loans, equipment loans and leases, asset-based loans, lender finance loans and cash flow loans secured by the enterprise value of the borrowing entity. The CapitalSource Division’s loan and lease origination efforts are conducted through offices located in Chevy Chase, Maryland; Los Angeles and San Jose, California; Denver, Colorado; Chicago, Illinois; New York, New York; and Midvale, Utah.
The PWB Community Banking and National Lending segments include all of the operations of Pacific Western Bank. The PWB Community Banking segment includes the operations of Pacific Western Bank, excluding the CapitalSource Division, and includes lending and deposit gathering activities conducted primarily through its California-based branch offices and the Bank’s treasury management function. The Other segment consists of holding company operations which result in expenses principally for compensation, facilities, professional services, interest on subordinated debentures, and the non-bank subsidiary operations including interest income from a loan portfolio and related loan servicing expense.
The accounting policies of the reported segments are the same as those of the Company described in Note 1, “Nature of Operations and Summary of Significant Accounting Policies,” of our Form 10‑K. Transactions between segments consist primarily of borrowed funds and expense allocations for interest, deposit gathering, corporate overhead and credit loss provisions. Intersegment interest expense is allocated from the PWB Community Banking segment to the National Lending segment based upon National Lending’s average interest-earning assets and operating leases, net of a capital allocation, and the Bank’s total cost of deposits. The PWB Community Banking segment further allocates to the National Lending segment noninterest expense for deposit gathering, maintenance costs and the Bank’s corporate overhead. The provision for credit losses is allocated based on actual charge‑offs for the period as well as net portfolio growth and credit quality trends. All costs associated with investing the Bank’s excess liquidity and the PWB Community Bank’s lending and loan servicing activities are housed in the PWB Community Banking segment. Noninterest income and noninterest expense directly attributable to a segment are assigned to it.
The following tables present information regarding our business segments as of and for the periods indicated:

	June 30, 2014
	PWB Community	National		Consolidated
Balance Sheet Data	Banking	Lending	Other	Company
	(In thousands)
Loans and leases, net of unearned income	$3,537,994	$7,599,030	$53,081	$11,190,105
Allowance for loan and lease losses	(66,039)	(16,110)	—	(82,149)
Total loans and leases, net	$3,471,955	$7,582,920	$53,081	$11,107,956
Goodwill	$279,296	$1,445,857	$—	$1,725,153
Core deposit and customer relationship intangibles, net	19,330	1,101	—	20,431
Total assets	6,100,939	9,275,500	308,427	15,684,866
Total deposits(1)	11,909,853	28,302	(270,358)	11,667,797
________________________

(1)	The negative balance for total deposits in the “Other” segment represents the elimination of holding company cash held in deposit accounts at the Bank.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	June 30, 2013
	PWB Community	National		Consolidated
Balance Sheet Data	Banking	Lending	Other	Company
	(In thousands)
Loans and leases, net of unearned income	$3,947,322	$472,364	$—	$4,419,686
Allowance for loan and lease losses	(84,917)	(5,726)	—	(90,643)
Total loans and leases, net	$3,862,405	$466,638	$—	$4,329,043
Goodwill	$183,512	$25,678	$—	$209,190
Core deposit and customer relationship intangibles, net	17,958	2,232	—	20,190
Total assets	6,189,202	510,630	9,270	6,709,102
Total deposits(1)	5,557,871	—	(34,871)	5,523,000
________________________

(1)	The negative balance for total deposits in the “Other” segment represents the elimination of holding company cash held in deposit accounts at the Bank.

	Three Months Ended June 30, 2014
	PWB Community	National		Consolidated
	Banking	Lending	Other	Company
	(In thousands)
Interest income	$69,977	$132,742	$1,644	$204,363
Interest expense	(7,450)	(62)	(4,318)	(11,830)
Intersegment interest income (expense)	4,071	(4,071)	—	—
Net interest income (expense)	66,598	128,609	(2,674)	192,533
Negative provision (provision) for credit losses	4,418	(9,448)	—	(5,030)
Gain on securities	89	—	—	89
FDIC loss sharing expense	(8,525)	—	—	(8,525)
Other noninterest income	3,681	12,487	747	16,915
Total noninterest income	(4,755)	12,487	747	8,479
Foreclosed assets expense (income), net	(633)	38	98	(497)
Intangible asset amortization	(1,530)	(147)	—	(1,677)
Acquisition, integration and reorganization costs	(77,713)	(7,474)	(1,055)	(86,242)
Other noninterest expense	(51,507)	(24,484)	(5,499)	(81,490)
Total noninterest expense	(131,383)	(32,067)	(6,456)	(169,906)
Intersegment noninterest income (expense)	23,533	(23,533)	—	—
Total noninterest expense - adjusted	(107,850)	(55,600)	(6,456)	(169,906)
(Loss) earnings from continuing operations before taxes	(41,589)	76,048	(8,383)	26,076
Income tax benefit (expense)	12,081	(30,259)	3,332	(14,846)
Net (loss) earnings from continuing operations	(29,508)	45,789	(5,051)	11,230
Loss from discontinued operations before taxes	(1,151)	—	—	(1,151)
Income tax benefit	476	—	—	476
Net loss from discontinued operations	(675)	—	—	(675)
Net (loss) earnings	$(30,183)	$45,789	$(5,051)	$10,555

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended March 31, 2014
	PWB Community	National		Consolidated
	Banking	Lending	Other	Company
	(In thousands)
Interest income	$77,595	$10,765	$—	$88,360
Interest expense	(1,227)	(77)	(1,041)	(2,345)
Intersegment interest income (expense)	222	(222)	—	—
Net interest income	76,590	10,466	(1,041)	86,015
Negative provision (provision) for credit losses	826	(182)	—	644
Gain on securities	4,752	—	—	4,752
FDIC loss sharing (income) expense	(11,430)	—	—	(11,430)
Other noninterest income	6,897	4,445	27	11,369
Total noninterest income	219	4,445	27	4,691
Foreclosed assets expense, net	1,861	—	—	1,861
Intangible asset amortization	(1,191)	(173)	—	(1,364)
Acquisition, integration and reorganization costs	(2,200)	—	—	(2,200)
Other noninterest expense	(40,990)	(6,573)	(1,603)	(49,166)
Total noninterest expense	(42,520)	(6,746)	(1,603)	(50,869)
Earnings (loss) from continuing operations before taxes	35,115	7,983	(2,617)	40,481
Income tax (expense) benefit	(12,334)	(3,331)	1,089	(14,576)
Net earnings (loss) from continuing operations	22,781	4,652	(1,528)	25,905
Loss from discontinued operations before taxes	(1,413)	—	—	(1,413)
Income tax benefit	588	—	—	588
Net loss from discontinued operations	(825)	—	—	(825)
Net earnings (loss)	$21,956	$4,652	$(1,528)	$25,080

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2013
	PWB Community	National		Consolidated
	Banking	Lending	Other	Company
	(In thousands)
Interest income	$59,321	$12,310	$—	$71,631
Interest expense	(2,080)	(196)	(882)	(3,158)
Intersegment interest income (expense)	460	(460)	—	—
Net interest income	57,701	11,654	(882)	68,473
Negative provision (provision) for credit losses	2,607	(765)	—	1,842
FDIC loss sharing expense	(5,410)	—	—	(5,410)
Other noninterest income	4,995	592	26	5,613
Total noninterest income	(415)	592	26	203
Foreclosed assets income (expense), net	14	—	—	14
Intangible asset amortization	(1,127)	(157)	—	(1,284)
Acquisition, integration and reorganization costs	(17,997)	—	—	(17,997)
Other noninterest expense	(37,571)	(5,980)	(1,398)	(44,949)
Total noninterest expense	(56,681)	(6,137)	(1,398)	(64,216)
Earnings (loss) from continuing operations before taxes	3,212	5,344	(2,254)	6,302
Income tax (expense) benefit	(612)	(2,237)	943	(1,906)
Net earnings (loss) from continuing operations	2,600	3,107	(1,311)	4,396
Loss from discontinued operations before taxes	(81)	—	—	(81)
Income tax benefit	34	—	—	34
Net loss from discontinued operations	(47)	—	—	(47)
Net earnings (loss)	$2,553	$3,107	$(1,311)	$4,349

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2014
	PWB Community	National		Consolidated
	Banking	Lending	Other	Company
	(In thousands)
Interest income	$147,572	$143,507	$1,644	$292,723
Interest expense	(8,677)	(139)	(5,359)	(14,175)
Intersegment interest income (expense)	4,293	(4,293)	—	—
Net interest income (expense)	143,188	139,075	(3,715)	278,548
Negative provision (provision) for credit losses	5,244	(9,630)	—	(4,386)
Gain on securities	4,841	—	—	4,841
FDIC loss sharing expense	(19,955)	—	—	(19,955)
Other noninterest income	10,578	16,932	774	28,284
Total noninterest income	(4,536)	16,932	774	13,170
Foreclosed assets income (expense), net	1,228	38	98	1,364
Intangible asset amortization	(2,721)	(320)	—	(3,041)
Acquisition, integration and reorganization costs	(79,913)	(7,474)	(1,055)	(88,442)
Other noninterest expense	(92,497)	(31,057)	(7,102)	(130,656)
Total noninterest expense	(173,903)	(38,813)	(8,059)	(220,775)
Intersegment noninterest income (expense)	23,533	(23,533)	—	—
Total noninterest expense - adjusted	(150,370)	(62,346)	(8,059)	(220,775)
(Loss) earnings from continuing operations before taxes	(6,474)	84,031	(11,000)	66,557
Income tax (expense) benefit	(253)	(33,590)	4,421	(29,422)
Net (loss) earnings from continuing operations	(6,727)	50,441	(6,579)	37,135
Loss from discontinued operations before taxes	(2,564)	—	—	(2,564)
Income tax benefit	1,064	—	—	1,064
Net loss from discontinued operations	(1,500)	—	—	(1,500)
Net (loss) earnings	$(8,227)	$50,441	$(6,579)	$35,635

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2013
	PWB Community	National		Consolidated
	Banking	Lending	Other	Company
	(In thousands)
Interest income	$116,228	$24,672	$—	$140,900
Interest expense	(4,730)	(339)	(1,665)	(6,734)
Intersegment interest income (expense)	931	(931)	—	—
Net interest income	112,429	23,402	(1,665)	134,166
Negative provision (provision) for credit losses	271	(1,566)	—	(1,295)
Gain on securities	409	—	—	409
FDIC loss sharing expense	(8,547)	—	—	(8,547)
Other noninterest income	9,996	1,136	49	11,181
Total noninterest income	1,858	1,136	49	3,043
Foreclosed assets income, net	514	—	—	514
Intangible asset amortization	(2,120)	(340)	—	(2,460)
Acquisition, integration and reorganization costs	(18,689)	—	—	(18,689)
Other noninterest expense	(72,917)	(12,033)	(2,814)	(87,764)
Total noninterest expense	(93,212)	(12,373)	(2,814)	(108,399)
Earnings (loss) from continuing operations before taxes	21,346	10,599	(4,430)	27,515
Income tax (expense) benefit	(7,042)	(4,436)	1,853	(9,625)
Net earnings (loss) from continuing operations	14,304	6,163	(2,577)	17,890
Loss from discontinued operations before taxes	(81)	—	—	(81)
Income tax benefit	34	—	—	34
Net loss from discontinued operations	(47)	—	—	(47)
Net earnings (loss)	$14,257	$6,163	$(2,577)	$17,843

Note 16. Related Party Transactions
In connection with the CapitalSource Inc. merger, the Bank paid an advisory fee of $9 million to Castle Creek Financial LLC (“Castle Creek Financial”). In connection with the FCAL acquisition on May 31, 2013, the Bank paid an advisory fee of $1.3 million to Castle Creek Financial. Castle Creek Financial is an affiliate of Castle Creek Capital LLC, which the Company's Chairman of the Board, Mr. Eggemeyer, is co-founder and chief executive.
Note 17.  Recently Issued Accounting Standards
In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014‑01, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.” ASU 2014‑01 allows investors in low‑income housing tax credit (“LIHTC”) entities that meet certain conditions to present the net tax benefits (net of the amortization of the cost of the investment) within income tax expense. The cost of the investments that meet the conditions will be amortized in proportion to (and over the same period as) the total expected tax benefits, including tax credits and other tax benefits, as they are realized on the tax return. ASU 2014‑01 is effective for us on January 1, 2015 and is to be applied retrospectively if investors elect the proportional amortization method. However, if investors have LIHTC investments accounted for under the effective yield method at adoption, they may continue to apply that method for those existing investments. Early adoption is permitted. The adoption of this standard permits expenses currently reported in noninterest expense to be reported in income tax expense. The adoption of this standard in January 2015 will not have a material impact on our financial statements, however, total noninterest expense and income tax expense may change.
In January 2014, the FASB issued ASU 2014‑04, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310‑40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure.” ASU 2014‑04 clarifies when a creditor should reclassify mortgage loans collateralized by residential real estate from loans receivable to other real estate owned. ASU 2014‑04 defines when an in‑substance repossession or foreclosure has occurred and when a creditor is considered to have received physical possession of residential real estate collateralizing a mortgage loan. ASU 2014‑04 is effective for us on

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

January 1, 2015 and can be applied either prospectively or using a modified retrospective transition method, and early adoption is permitted. We do not expect the adoption of this standard in January 2015 to have a material impact on our financial statements.
In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 is an amendment to Subtopic 205-20 that changes the criteria for reporting discontinued operations by raising the threshold for disposals to qualify as discontinued operations. Effectively, this update aims to reduce the unnecessarily frequent reporting of disposals of small groups of assets that are recurring in nature. The revised definition states that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 is effective for us for all disposals that occur starting January 2015. The adoption of this standard will not have a material impact on our financial statements.
ASU 2014-09, "Revenue Recognition (Topic 606): Revenue from Contracts with Customers," was issued May 2014 and will be effective for annual and interim periods beginning after December 15, 2016. Early application is not permitted. ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
ASU 2014-12, "Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period," was issued June 2014 and will be effective for annual and interim periods beginning after December 15, 2015. ASU 2014-12 applies to all reporting entities that grant their employees share-based payments in which the terms of the award provide for a performance target that affects vesting could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target (for example, an initial public offering or a profitability target) could be achieved and still be eligible to vest in the award if and when the performance target is achieved. We do not currently have outstanding performance-based awards and, as a result, ASU 2014-12 would not impact our financial statements and its related disclosures.
Note 18. Subsequent Events
Castle Creek Financial Services Agreement
On August 6, 2014, the services agreement dated May 8, 2011, between the Company and Castle Creek Financial was terminated. Castle Creek Financial is an affiliate of Castle Creek Capital LLC, for which the Company’s Chairman of the Board is co-founder and chief executive.
Dividend Approval
On August 6, 2014, the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.25 per common share. The cash dividend is payable on August 26, 2014 to stockholders of record at the close of business on August 18, 2014.
We have evaluated events that have occurred subsequent to June 30, 2014 and have concluded there are no subsequent events that would require recognition in the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q contains certain “forward-looking statements” about the Company and its subsidiaries within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, strategies, goals, and projections and including statements about our expectations regarding our net interest income, allowance for loan and lease losses, net interest margin, deposit growth, loan and lease portfolio growth and production, Company and Pacific Western Bank liquidity, effective tax rates, and interest rate risk management. All statements contained in this Form 10-Q that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such forward-looking statements for a variety of factors, including without limitation:

•	change in interest rates and lending spreads;

•	compression of spreads on newly originated loans;

•	unfavorable changes in asset mix;

•	changes in our loan product could further compress net interest margin;

•	changes in economic or competitive market conditions could negatively impact investment or lending opportunities or product pricing and services;

•	higher than anticipated loan losses;

•	credit quality deterioration or pronounced and sustained reduction in market values or other economic factors which adversely affect our borrowers' ability to repay loans and leases;

•	continued or worsening credit losses or charge-offs;

•	higher than anticipated delinquencies and reserves;

•	a change in the interest rate environment reduces interest margins;

•	asset/liability repricing risks and liquidity risks reduces interest margins and the value of investments;

•	our inability to grow deposits and access wholesale funding sources;

•	legislative or regulatory requirements or changes adversely affected the Company’s business, including an increase to capital requirements;

•	loan repayments higher than expected;

•	reduced demand for our services due to strategic or regulatory reasons;

•	the success and timing of other business strategies and asset sales;

•	lower than expected taxable income which adversely affects the value of deferred tax assets;

•	lower than expected dividends paid from Pacific Western Bank to the holding company;

•	changes in tax laws or regulations affecting our business;

•	our inability to generate sufficient earnings;

•	tax planning or disallowance of tax benefits by tax authorities;

•	changes in tax filing jurisdictions or entity classifications;

•	changes in the forward yield curve;

•	changes in the relationship between yields on investments and loans repaid and yields on assets reinvested; and

•
other risk factors described in our audited consolidated financial statements, and other risk factors described in this Form 10-Q and documents filed by PacWest with the U.S. Securities and Exchange Commission (“SEC”).

All forward-looking statements included in this Form 10-Q are based on information available at the time the statement is made. We are under no obligation to (and expressly disclaim any such obligation to) update or alter our forward-looking statements, whether as a result of new information, future events or otherwise except as required by law.

Overview
PacWest Bancorp (“PacWest”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for our Los Angeles‑based wholly‑owned banking subsidiary, Pacific Western Bank, which we refer to as “Pacific Western” or the “Bank.”
Pacific Western is a full-service commercial bank offering a broad range of banking products and services including: accepting demand, money market, and time deposits; originating loans and leases, including an array of commercial real estate loans and commercial lending products.  The Bank has a foundation of locally generated and relationship‑based deposits, with 81 full-service branches located throughout the state of California. Our branch operations are located primarily in Southern California extending from San Diego County to California’s Central Coast, and we operate three banking offices in the San Francisco Bay area and two offices in the Central Valley. Our targeted collateral for our real estate loan offerings includes healthcare properties, office properties, industrial properties, multifamily properties, hospitality properties, and retail properties.  Our commercial loan products include equipment loans and leases, asset based loans, lender finance loans and loans secured by borrower future cash flows; and providing other business‑oriented products.
As a result of the CapitalSource Inc. merger, Pacific Western Bank established the CapitalSource Division, which we also refer to as the National Lending segment. The CapitalSource Division provides on a nationwide basis a full spectrum of financing solutions across numerous industries and property types to middle market businesses. Pacific Western’s leasing operation, Pacific Western Equipment Finance, and its group specializing in asset-based lending, CapitalSource Business Finance Group (formerly BFI Business Finance and First Community Financial), also became part of the CapitalSource Division. The CapitalSource Division’s loan and lease origination efforts are conducted through offices located in Chevy Chase, Maryland; Los Angeles and San Jose, California; Denver, Colorado, Chicago, Illinois; New York, New York; and Midvale; Utah. When we refer to "CapitalSource Inc." we are referring to the company acquired on April 7, 2014 and when we refer to the "CapitalSource Division" we are referring to a division of Pacific Western Bank that specializes in middle-market lending on a nationwide basis.
Pacific Western competes actively for deposits, and emphasizes solicitation of noninterest‑bearing deposits. In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin. Net interest income, on a year‑to‑date basis, accounted for 94.8% of our net revenues (net interest income plus noninterest income).
As of June 30, 2014, we had total assets of $15.7 billion, total loans and leases of $11.1 billion, total deposits of $11.7 billion and stockholders' equity of $3.4 billion. Total assets increased $9.2 billion and gross loans and leases increased $6.9 billion since December 31, 2013 due to the CapitalSource Inc. merger. The gross Non‑PCI loan and lease portfolio totaled $10.8 billion as of June 30, 2014 compared to $3.9 billion as of December 31, 2013. Excluding the $6.9 billion of loans and leases acquired in the CapitalSource Inc. merger, loan and lease organic growth was $143.0 million in the second quarter. The PCI loan portfolio, which is comprised mostly of covered loans, increased $15.7 million during the six months ended June 30, 2014. The increase is due to PCI loans acquired in the CapitalSource Inc. merger offset by paydowns for the period.
Total liabilities increased $6.5 billion including a $5.3 billion increase in time deposits and a $1.1 billion increase in core deposits during the six months ended June 30, 2014 due to the CapitalSource Inc. merger. At June 30, 2014, time deposits totaled $5.9 billion or 51% of total deposits, while core deposits totaled $5.7 billion or 49% of total deposits.
CapitalSource Inc. Merger
On April 7, 2014, we completed the merger with CapitalSource Inc. As part of the merger, CapitalSource Bank (“CSB”), a wholly‑owned subsidiary of CapitalSource Inc., merged with and into Pacific Western Bank. We completed the merger in order to augment our loan and lease generation capabilities and to diversify our loan portfolio.
Upon closing, we created the CapitalSource Division of the Bank. The CapitalSource Division provides on a nationwide basis a full spectrum of financing solutions across numerous industries and property types to middle market businesses.
In the merger with CapitalSource Inc., each share of CapitalSource Inc. common stock was converted into the right to receive $2.47 in cash and $0.2837 of a share of PacWest common stock. We issued an aggregate of approximately 56.7 million shares of PacWest common stock to CapitalSource Inc. stockholders. Based on the closing price of PacWest’s common stock on April 7, 2014 of $45.83 per share, the aggregate consideration paid to CapitalSource Inc. common stockholders and holders of equity awards to acquire CapitalSource Inc. common stock was approximately $3.1 billion.
The integration of CSB’s deposit system and the conversion of CSB’s branches to Pacific Western Bank’s operating platform were completed over the weekend of April 12, 2014. CSB had 21 branches, 12 of which were closed in the consolidation with Pacific Western at the close of business on April 11, 2014 and one overlapping Pacific Western branch was closed as well. All remaining branches opened on Monday, April 14, 2014 as Pacific Western branches.

For further information, see Note 3, Acquisitions, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in “Item 1. Condensed Consolidated Financial Statements (Unaudited).”
First California Financial Group Acquisition
On May 31, 2013, we completed the acquisition of First California Financial Group, Inc. (“FCAL”). As part of the acquisition, First California Bank (“FCB”), a wholly‑owned subsidiary of FCAL, merged with and into Pacific Western. For further information, see Note 3, Acquisitions, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in “Item 1. Condensed Consolidated Financial Statements (Unaudited).”
Key Performance Indicators
Among other factors, our operating results depend generally on the following key performance indicators:
The Level of Our Net Interest Income
Net interest income is the excess of interest earned on our interest‑earning assets over the interest paid on our interest‑bearing liabilities. Net interest margin is net interest income expressed as a percentage of average interest‑earning assets. A sustained low interest rate environment combined with low loan growth and high levels of marketplace liquidity may lower both our net interest income and net interest margin going forward.
Our primary interest‑earning assets are loans and investments. Our primary interest‑bearing liabilities are deposits. We attribute our high net interest margin to our high level of noninterest‑bearing deposits and low cost of deposits. While our deposit balances will fluctuate depending on deposit holders’ perceptions of alternative yields available in the market, we attempt to minimize these variances by attracting a high percentage of noninterest‑bearing deposits, which have no expectation of yield. As an Industrial Loan Bank, CapitalSource Inc. funded its balance sheet with a large proportion of higher-cost time deposits. We added $5.3 billion of time deposits in the CapitalSource Inc. merger. Over time, our goal is to replace higher-costing time deposits with core deposits through a dedicated deposit transformation initiative that includes sourcing deposits from CapitalSource Division borrowers.
Loan and Lease Growth
We actively seek new lending opportunities under an array of commercial real estate loans and C&I lending products. Our targeted collateral for our real estate loan offerings includes healthcare properties, office properties, industrial properties, multifamily properties, hospitality properties, and retail properties. Our C&I loan products include equipment loans and leases, asset-based loans, lender finance loans and loans secured by borrower future cash flows. Our loan origination process emphasizes credit quality. We strive to foster lender relationships with borrowers that have had proven loan repayment performance. Our commitment sizes vary by loan product and can range up to $50 million for certain asset-based lending arrangements and multi-property real estate loans. The tenor of our loans tends to be up to three years with certain loan products having extension options which are subject to credit performance hurdles. We price loans to preserve our interest spread and maintain our net interest margin. Achieving net loan growth is subject to many factors, including maintaining strict credit standards, competitive pressure related to loan pricing and loan proceeds, and successful borrowers that opt to prepay loans.
The Magnitude of Credit Losses
We emphasize credit quality in originating and monitoring the loans that we make and measure our success by the levels of our nonperforming assets, net charge‑offs, and allowance for credit losses. We maintain an allowance for credit losses on loans and leases, which is the sum of our allowance for loan and lease losses and our reserve for unfunded loan commitments. Provisions for credit losses are charged to operations as and when needed for both on and off‑balance sheet credit exposure. Loans and leases which are deemed uncollectible are charged off and deducted from the allowance for loan and lease losses. Recoveries on loans and leases previously charged off are added to the allowance for loan and lease losses. The provision for credit losses on the loan and lease portfolio was based on our allowance methodology and reflected historical and current net charge‑offs, the levels and trends of nonaccrual and classified loans and leases, the migration of loans and leases into various risk classifications, and the level of outstanding loans and leases. For acquired non‑impaired loans, a provision for credit losses may be recorded to reflect credit deterioration after the acquisition date. For purchased credit impaired ("PCI") loans, a provision for credit losses may be recorded to reflect decreases in expected cash flows on such loans compared to those previously estimated.
We regularly review our loans and leases to determine whether there has been any deterioration in credit quality stemming from economic conditions or other factors which may affect collectability of our loans and leases. Changes in economic conditions, such as inflation, unemployment, increases in the general level of interest rates, declines in real estate values and adverse conditions in borrowers’ businesses could negatively impact our customers and cause us to adversely classify loans and leases and increase portfolio loss factors. An increase in classified loans and leases generally results in increased provisions for credit losses. Any deterioration in the real estate market may lead to increased provisions for credit losses because of our concentration in real estate loans.
The Level of Our Noninterest Expense
Our noninterest expense includes fixed and controllable overhead, the major components of which are compensation, occupancy, data processing, and other professional services. It also includes costs that tend to vary based on the volume of activity, such as loan production and OREO expense. We measure success in controlling both fixed and variable costs through monitoring of the efficiency ratio. We calculate the base efficiency ratio by dividing noninterest expense by net revenues (the sum of net interest income plus noninterest income). We also calculate a non‑GAAP measure called the “adjusted efficiency ratio.” The adjusted efficiency ratio is calculated in the same manner as the base efficiency ratio except that (a) net revenues are reduced by net FDIC loss sharing expense, gain (loss) on sale of loans and leases, securities gains and losses, gain on sale of an owned building, and accelerated discount accretion resulting from early payoffs of acquired loans and (b) noninterest expense is reduced by covered OREO expenses and acquisition, integration and reorganization costs.
The consolidated base and adjusted efficiency ratios have been as follows:

Three Months Ended	Base Efficiency Ratio	Adjusted Efficiency Ratio
June 30, 2014	84.5%	43.1%
March 31, 2014	56.1%	52.7%
December 31, 2013	85.5%	56.7%
September 30, 2013	64.3%	57.3%
June 30, 2013	93.5%	62.4%
We disclose the adjusted efficiency ratio as it shows the trend in recurring overhead‑related noninterest expense relative to recurring net revenues. See “Results of Operations-Non‑GAAP Measurements” for the calculations of the base and adjusted efficiency ratios.
Adjusted Net Earnings
Our net earnings for the second quarter of 2014 totaled $10.6 million. Another measure of earnings used as an indicator of earnings generating capability and ability to absorb credit losses is adjusted net earnings. We calculate adjusted net earnings by excluding accelerated discount accretion resulting from the early payoff of acquired loans, net FDIC loss sharing expense, gain (loss) on sale of loans and leases, securities gains and losses, gain on sale of an owned building, covered OREO expenses, and acquisition, integration and reorganization costs. Adjusted net earnings for the second quarter of 2014 totaled $63.8 million. See “Results of Operations-Non‑GAAP Measurements” for the calculation of adjusted net earnings.

Critical Accounting Policies
The Company’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for credit losses, the carrying values of intangible assets, the realization of deferred income tax assets, and the fair value estimates of assets acquired and liabilities assumed in acquisitions. For further information, refer to our Annual Report on Form 10‑K for the year ended December 31, 2013.
Non-GAAP Measurements
The Company uses certain non‑GAAP financial measures to provide meaningful supplemental information regarding the Company’s operational performance and to enhance investors’ overall understanding of such financial performance. The non-GAAP measures used in this Form 10-Q include the following:

•
Adjusted net earnings: As analysts and investors view this measure as an indicator of the Company's ability to both generate earnings and absorb credit losses, we disclose this amount in addition to net earnings.

•
Adjusted return on average assets, adjusted return on average equity, return on average tangible equity, adjusted return on average tangible equity, tangible common equity amounts and ratios, and tangible book value per share: Given that the use of these measures is prevalent among banking regulators, investors and analysts, we disclose them in addition to return on average assets, return on average equity, equity-to-assets ratio, and book value per share, respectively.

•	Adjusted efficiency ratio: We disclose this measure in addition to efficiency ratio as it shows the trend in recurring overhead-related noninterest expense relative to recurring net revenues.

•
Adjusted allowance for credit losses to loans and leases: As the allowance for credit losses takes into consideration credit deterioration on acquired loans and leases only after the purchase date and an estimate of credit losses is included in their initial fair values, we disclose the adjusted allowance for credit losses to loans and leases in addition to the allowance for credit losses to loans and leases. The adjusted allowance for credit losses to loans and leases excludes acquired loans and leases and the related allowance.

These non‑GAAP financial measures are presented for supplemental informational purposes only for understanding the Company’s operating results and should not be considered a substitute for financial information presented in accordance with United States generally accepted accounting principles (“GAAP”).
The methodology for determining adjusted net earnings, adjusted return on average assets, adjusted return on average equity, return on average tangible equity, adjusted return on average tangible equity, tangible common equity amounts and ratios, tangible book value per share, adjusted efficiency ratio and adjusted allowance for credit losses to loans and leases may differ among companies.

The following tables present performance amounts and ratios in accordance with GAAP and a reconciliation of the non‑GAAP financial measurements to the GAAP financial measurements:

	Three Months Ended			Six Months Ended June 30,
Adjusted Net Earnings and Related Ratios	June 30, 2014	March 31, 2014	June 30, 2013	2014	2013
	(In thousands)
Reported net earnings	$10,555	$25,080	$4,349	$35,635	$17,843
Subtract: Tax benefit on discontinued operations	(476)	(588)	(34)	(1,064)	(34)
Add: Tax expense on continuing operations	14,846	14,576	1,906	29,422	9,625
Reported pre-tax earnings	24,925	39,068	6,221	63,993	27,434
Add: Acquisition, integration and reorganization
costs	86,242	2,200	17,997	88,442	18,689
Subtract: FDIC loss sharing expense, net	(8,525)	(11,430)	(5,410)	(19,955)	(8,547)
(Loss) gain on sale of loans and leases	(485)	106	279	(379)	504
Gain on securities	89	4,752	—	4,841	409
Covered OREO income, net	185	1,615	94	1,800	907
Gain on sale of owned office building	—	1,570	—	1,570	—
Adjusted pre-tax earnings before accelerated
discount accretion	119,903	44,655	29,255	164,558	52,850
Subtract: Accelerated discount accretion resulting
from payoffs of acquired loans	15,290	7,655	177	22,945	854
Adjusted pre-tax earnings	104,613	37,000	29,078	141,613	51,996
Tax expense (1)	(40,799)	(14,430)	(10,177)	(55,229)	(18,199)
Adjusted net earnings	$63,814	$22,570	$18,901	$86,384	$33,797

Average assets	$15,037,101	$6,513,376	$5,777,891	$10,798,982	$5,578,131

Average stockholders' equity	$3,233,018	$820,248	$666,425	$2,032,830	$628,029
Less: Average intangible assets	1,638,267	225,294	129,863	935,684	111,924
Average tangible common equity	$1,594,751	$594,954	$536,562	$1,097,146	$516,105

Annualized return on average assets (2)	0.28%	1.56%	0.30%	0.67%	0.65%
Annualized adjusted return on average assets (3)	1.70%	1.41%	1.31%	1.61%	1.22%
Annualized return on average equity (4)	1.31%	12.40%	2.62%	3.54%	5.73%
Annualized adjusted return on average equity (5)	7.92%	11.16%	11.38%	8.57%	10.85%
Annualized return on average tangible equity (6)	2.65%	17.10%	3.25%	6.55%	6.97%
Annualized adjusted return on average tangible equity (7)	16.05%	15.39%	14.13%	15.88%	13.21%
_____________________________________

(1)	Full-year expected effective rate of 39% used in 2014 periods (excluding acquisition, integration and reorganization costs) and actual effective rate of 35% used in 2013 periods.

(2)	Annualized net earnings divided by average assets.

(3)	Annualized adjusted net earnings divided by average assets.

(4)	Annualized net earnings divided by average stockholders' equity.

(5)	Annualized adjusted net earnings divided by average stockholders' equity.

(6)	Annualized net earnings divided by average tangible common equity.

(7)	Annualized adjusted net earnings divided by average tangible common equity.

		Three Months Ended			Six Months Ended June 30,
Adjusted Efficiency Ratio		June 30, 2014	March 31, 2014	June 30, 2013	2014	2013
		(Dollars in thousands)
Noninterest expense		$169,906	$50,869	$64,216	$220,775	$108,399
Less:	Acquisition, integration and reorganization costs	86,242	2,200	17,997	88,442	18,689
	Covered OREO income, net	(185)	(1,615)	(94)	(1,800)	(907)
	Adjusted noninterest expense	$83,849	$50,284	$46,313	$134,133	$90,617

Net interest income		$192,533	$86,015	$68,473	$278,548	$134,166
Noninterest income		8,479	4,691	203	13,170	3,043
Net revenues		201,012	90,706	68,676	291,718	137,209
Less:	FDIC loss sharing expense, net	(8,525)	(11,430)	(5,410)	(19,955)	(8,547)
	(Loss) gain on sale of loans and leases	(485)	106	279	(379)	504
	Gain on securities	89	4,752	—	4,841	409
	Gain on sale of owned office building	—	1,570	—	1,570	—
	Accelerated discount accretion resulting from early
	payoffs of acquired loans	15,290	7,655	177	22,945	854
Adjusted net revenues		$194,643	$88,053	$73,630	$282,696	$143,989

Base efficiency ratio(1)		84.5%	56.1%	93.5%	75.7%	79.0%
Adjusted efficiency ratio(2)		43.1%	57.1%	62.9%	47.4%	62.9%
_______________________________________

(1)	Noninterest expense divided by net revenues.

(2)	Adjusted noninterest expense divided by adjusted net revenues.

Tangible Common Equity	June 30, 2014	December 31, 2013
	(Dollars in thousands)
PacWest Bancorp Consolidated:
Stockholders’ equity	$3,437,932	$809,093
Less: Intangible assets	1,745,584	225,991
Tangible common equity	$1,692,348	$583,102
Total assets	$15,684,866	$6,533,363
Less: Intangible assets	1,745,584	225,991
Tangible assets	$13,939,282	$6,307,372
Equity to assets ratio	21.9%	12.4%
Tangible common equity ratio(1)	12.1%	9.2%
Book value per share	$33.37	$17.66
Tangible book value per share	$16.43	$12.73
Shares outstanding	103,033,449	45,822,834
Pacific Western Bank:
Stockholders’ equity	$3,298,908	$911,200
Less: Intangible assets	1,745,584	225,991
Tangible common equity	$1,553,324	$685,209
Total assets	$15,376,440	$6,507,288
Less: Intangible assets	1,745,584	224,627
Tangible assets	$13,630,856	$6,282,661
Equity to assets ratio	21.5%	14.0%
Tangible common equity ratio(1)	11.4%	10.9%
_______________________________________

(1)	Calculated as tangible common equity divided by tangible assets.

Adjusted Allowance for Credit Losses to Loans and Leases (Excludes PCI Loans)	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Allowance for credit losses	$72,367	$67,816
Less: Allowance related to acquired loans and leases	396	607
Adjusted allowance for credit losses	$71,971	$67,209
Gross loans and leases	$10,802,053	$3,930,539
Less: Carrying value of acquired Non‑PCI loans and leases	7,327,541	1,060,172
Adjusted loans and leases	$3,474,512	$2,870,367
Allowance for credit losses to loans and leases(1)	0.67%	1.73%
Adjusted allowance for credit losses to loans and leases(2)	2.07%	2.34%
_______________________________________

(1)	Allowance for credit losses divided by gross loans and leases.

(2)	Adjusted allowance for credit losses divided by adjusted loans and leases.
Results of Operations
Acquisitions Impact Earnings Performance
The comparability of financial information is affected by our acquisitions. We completed the FCAL and CapitalSource Inc. acquisitions on May 31, 2013 ($1.6 billion in assets) and April 7, 2014 ($9.1 billion in assets), respectively. The transactions have been accounted for using the acquisition method of accounting and, accordingly, the related operating results have been included in the consolidated financial statements from the respective acquisition dates.

Earnings Performance
The following table presents profitability metrics for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2014	March 31, 2014	June 30, 2013	2014	2013
Profitability Measures:
Diluted earnings per share	$0.10	$0.55	$0.11	$0.49	$0.47
Annualized return on:
Average assets	0.28%	1.56%	0.30%	0.67%	0.65%
Average equity	1.31%	12.40%	2.62%	3.54%	5.73%
Average tangible equity(1)	2.65%	17.10%	3.25%	6.55%	6.97%
Net interest margin	6.24%	5.95%	5.22%	6.14%	5.30%
Core net interest margin(2)	5.74%	5.42%	5.21%	5.64%	5.27%
Base efficiency ratio	84.50%	56.10%	93.50%	75.70%	79.00%
Adjusted efficiency ratio(3)	43.10%	57.10%	62.90%	47.40%	62.90%
_____________________________

(1)	Calculation reduces average equity by average intangible assets.

(2)	Excludes accelerated accretion of acquisition discounts resulting from early payoffs of acquired loans.

(3)
Excludes accelerated accretion of acquisition discounts resulting from early payoffs of acquired loans, FDIC loss sharing expense, securities gains and losses, gain (loss) on sale of loans and leases, gain on sale of an owned building, covered OREO expense and acquisition, integration and reorganization costs.

Second Quarter of 2014 Compared to First Quarter of 2014
Net earnings were $10.6 million, or $0.10 per diluted share, for the second quarter of 2014, compared to $25.1 million, or $0.55 per diluted share, for the first quarter of 2014. The quarter‑over‑quarter decrease of $14.5 million in net earnings was due mostly to: (a) the $119.0 million increase in noninterest expense, which was comprised of an $84.0 million increase in acquisition, integration and reorganization costs, a $29.5 million increase in operating expense and $5.5 million increase in lease depreciation and foreclosed asset expense, (b) the $5.7 million increase in provision for credit losses, and (c) the $4.7 million decrease in gain on securities. These items were partially offset by (a) the $106.5 million increase in net interest income; (b) the $5.7 million increase in leased equipment income; and (c) the $3.8 million increase in other commissions and fees. Almost all of the large changes from period to period are due to the CapitalSource Inc. merger. When certain income and expense items are excluded, adjusted net earnings were $63.8 million for the second quarter compared to $22.6 million for the prior quarter. The $41.2 million increase in adjusted net earnings was driven by the benefits of the CapitalSource Inc. merger. Our adjusted efficiency ratio decreased to 43.1% for the second quarter from 57.1% for the prior quarter. The second quarter of 2014 adjusted return on assets and adjusted return on tangible equity stood at 1.70% and 16.05%, respectively.
Second Quarter of 2014 Compared to Second Quarter of 2013
Net earnings for the second quarter of 2014 were $10.6 million, or $0.10 per diluted share, compared to net earnings for the second quarter of 2013 of $4.3 million, or $0.11 per diluted share. The $6.2 million increase in net earnings was due primarily to: (a) the $124.1 million increase in net interest income; and (b) the $8.3 million increase in other income. These items were offset partially by: (a) the $105.7 million increase in noninterest expense; which was comprised of a $33.8 million increase in operating expense and a $68.2 million increase in acquisition, integration and reorganization costs. All of the large changes from period to period are due to the CapitalSource Inc. merger.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Net earnings for the six months ended June 30, 2014 were $35.6 million, or $0.49 per diluted share, compared to net earnings for the six months ended June 30, 2013 of $17.8 million, or $0.47 per diluted share. The $17.8 million increase in net earnings was due primarily to: (a) the $144.4 million increase in net interest income; and (b) the $10.1 million increase in other income. These items were offset partially by: (a) the $112.4 million increase in noninterest expense; which was comprised of a $40.4 million increase in operating expense and a $69.8 million increase in acquisition, integration and reorganization costs. When certain income and expense items are excluded, adjusted net earnings are $86.4 million for the six months ended June 30, 2014 compared to $33.8 million for the same period in 2013. The $52.6 million increase was due mostly to the growth through the CapitalSource Inc. and FCAL acquisitions.

Net Interest Income
Net interest income, which is our principal source of revenue, represents the difference between interest earned on interest‑earning assets and interest paid on interest‑bearing liabilities. Net interest margin is net interest income expressed as a percentage of average interest‑earning assets. Net interest income is affected by changes in both interest rates and the volume of average interest‑earning assets and interest‑bearing liabilities.
The following tables present, for the periods indicated, the distribution of average assets, liabilities and stockholders’ equity, as well as interest income and yields earned on average interest‑earning assets and interest expense and rates paid on average interest‑bearing liabilities:

	Three Months Ended
	June 30, 2014			March 31, 2014			June 30, 2013
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans and leases, net of unearned income(1)	$10,500,521	$192,201	7.34%	$4,231,319	$77,463	7.42%	$3,765,715	$63,168	6.73%
Investment securities(2)	1,606,848	11,986	2.99%	1,512,694	10,823	2.90%	1,424,804	8,414	2.37%
Deposits in financial institutions	276,095	176	0.26%	118,682	74	0.25%	75,739	49	0.26%
Total interest‑earning assets	12,383,464	204,363	6.62%	5,862,695	88,360	6.11%	5,266,258	71,631	5.46%
Other assets	2,653,637			650,681			511,633
Total assets	$15,037,101			$6,513,376			$5,777,891
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest checking deposits	$601,958	$77	0.05%	$627,493	$78	0.05%	$557,438	$75	0.05%
Money market deposits	1,691,115	874	0.21%	1,451,964	618	0.17%	1,307,386	587	0.18%
Savings deposits	722,808	548	0.30%	223,074	14	0.03%	184,055	22	0.05%
Time deposits	5,613,601	5,814	0.42%	666,463	515	0.31%	756,008	1,393	0.74%
Total interest‑bearing deposits	8,629,482	7,313	0.34%	2,968,994	1,225	0.17%	2,804,887	2,077	0.30%
Borrowings	39,931	199	2.00%	18,176	79	1.76%	20,554	199	0.38%
Subordinated debentures	409,934	4,318	4.22%	132,696	1,041	3.18%	116,998	882	3.02%
Total interest‑bearing liabilities	9,079,347	11,830	0.52%	3,119,866	2,345	0.30%	2,942,439	3,158	0.43%
Noninterest‑bearing demand deposits	2,546,540			2,374,325			2,072,923
Other liabilities	178,196			198,937			96,104
Total liabilities	11,804,083			5,693,128			5,111,466
Stockholders’ equity	3,233,018			820,248			666,425
Total liabilities and stockholders’ equity	$15,037,101			$6,513,376			$5,777,891
Net interest income		$192,533			$86,015			$68,473
Net interest rate spread			6.10%			5.81%			5.03%
Net interest margin			6.24%			5.95%			5.22%
Total deposits	$11,176,022			$5,343,319			$4,877,810
Cost of total deposits(3)			0.26%			0.09%			0.17%
_____________________

(1)	Includes nonaccrual loans and leases and loan fees.

(2)	The tax‑equivalent yield on investment securities was 3.39%, 3.35% and 2.74% for the three months ended June 30, 2014, March 31, 2014, and June 30, 2013, respectively.

(3)	Cost of total deposits is calculated as annualized interest expense on deposits divided by average total deposits.

	Six Months Ended
	June 30, 2014			June 30, 2013
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans and leases, net of unearned income(1)	$7,383,239	$269,664	7.37%	$3,634,037	$124,178	6.89%
Investment securities(2)	1,560,031	22,809	2.95%	1,395,172	16,630	2.40%
Deposits in financial institutions	197,823	250	0.25%	72,416	92	0.26%
Total interest‑earning assets	9,141,093	292,723	6.46%	5,101,625	140,900	5.57%
Other assets	1,657,889			476,506
Total assets	$10,798,982			$5,578,131
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest checking deposits	$614,655	$154	0.05%	$540,564	$137	0.05%
Money market deposits	1,572,200	1,493	0.19%	1,257,635	1,070	0.17%
Savings deposits	474,321	561	0.24%	169,950	34	0.04%
Time deposits	3,153,698	6,330	0.40%	776,214	3,485	0.91%
Total interest‑bearing deposits	5,814,874	8,538	0.30%	2,744,363	4,726	0.35%
Borrowings	29,114	278	1.93%	16,580	343	4.17%
Subordinated debentures	272,081	5,359	3.97%	112,648	1,665	2.98%
Total interest‑bearing liabilities	6,116,069	14,175	0.47%	2,873,591	6,734.00	0.47%
Noninterest‑bearing demand deposits	2,461,725			2,007,045
Other liabilities	188,358			69,466
Total liabilities	8,766,152			4,950,102
Stockholders’ equity	2,032,830			628,029
Total liabilities and stockholders’ equity	$10,798,982			$5,578,131
Net interest income		$278,548			$134,166
Net interest rate spread			5.99%			5.10%
Net interest margin			6.14%			5.30%
Total deposits	$8,276,599			$4,751,408
Cost of total deposits(3)			0.21%			0.20%
_____________________

(1)	Includes nonaccrual loans and leases and loan fees.

(2)	The tax‑equivalent yield for investment securities was 3.37% and 2.81% for the six months ended June 30, 2014 and 2013, respectively.

(3)	Cost of total deposits is calculated as annualized interest expense on deposits divided by average total deposits.

The net interest margin (“NIM”) and loan and lease yields are impacted by accelerated accretion of acquisition discounts resulting from early payoffs of acquired loans, which causes volatility from period to period. The effects of this item on the NIM and loan and lease yield are shown in the following tables for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2014	March 31, 2014	June 30, 2013	2014	2013
NIM:
Reported	6.24%	5.95%	5.22%	6.14%	5.30%
Less: Accelerated accretion of acquisition discounts resulting from early payoffs of acquired loans	(0.50)%	(0.53)%	(0.01)%	(0.50)%	(0.03)%
Core	5.74%	5.42%	5.21%	5.64%	5.27%
Loan and Lease Yield:
Reported	7.34%	7.42%	6.73%	7.37%	6.89%
Less: Accelerated accretion of acquisition discounts resulting from early payoffs of acquired loans	(0.58)%	(0.74)%	(0.02)%	(0.63)%	(0.05)%
Core	6.76%	6.68%	6.71%	6.74%	6.84%
The following table presents the loan and lease yields and related average balances for our Non‑PCI loans and leases, PCI loans, and total loan and lease portfolio for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2014	March 31, 2014	June 30, 2013	2014	2013
	(Dollars in thousands)
Yields:
Non‑PCI loans and leases	7.06%	6.17%	6.42%	6.81%	6.56%
PCI loans	15.08%	21.83%	8.87%	18.27%	9.05%
Total loans and leases	7.34%	7.42%	6.73%	7.37%	6.89%
Average Balances:
Non‑PCI loans and leases	$10,125,327	$3,891,990	$3,293,625	$7,025,878	$3,147,127
PCI loans	375,194	339,329	472,090	357,361	486,910
Total loans and leases	$10,500,521	$4,231,319	$3,765,715	$7,383,239	$3,634,037
Reductions in the higher-yielding PCI loans will result in lower net interest income in the absence of larger amounts of originated or acquired non‑impaired loans.
Second Quarter of 2014 Compared to First Quarter of 2014
Net interest income increased by $106.5 million to $192.5 million for the second quarter of 2014 compared to $86.0 million for the first quarter of 2014 due to the significant increase in interest-earning assets from the CapitalSource Inc. merger.
Our NIM for the second quarter of 2014 was 6.24% compared to 5.95% for the first quarter of 2014. The 29 basis point increase in NIM was driven by the increase in interest-earning assets, which resulted from the loans and leases added with the CapitalSource Inc. merger and organic loan growth during the quarter. The increase in the NIM was also a result of loans and leases being a higher percentage of interest-earning assets than in the prior quarter.
The yield on loans and leases decreased to 7.34% for the second quarter of 2014 from 7.42% for the first quarter of 2014. The accelerated accretion of acquisition discounts resulting from early payoffs of acquired loans totaled $15.3 million for the second quarter and $7.7 million for the first quarter. When accelerated accretion is excluded, the core yield on loans and leases was 6.76% for the second quarter and 6.68% for the first quarter.
The yield on PCI loans decreased to 15.08% for the second quarter of 2014 from 21.83% for the first quarter of 2014 due mainly to lower accelerated accretion of acquisition discounts resulting from early PCI loan payoffs of $6.3 million. When accelerated accretion is excluded, the core PCI loan yield was 11.83% for the second quarter compared to 12.68% for the first quarter.

The cost of all funding sources increased in the second quarter due to the addition of the higher-cost time deposits and subordinated debt from CapitalSource Inc. The cost of average funding sources increased 24 basis points to 0.41% for the second quarter of 2014 from 0.17% for the first quarter of 2014. This increase includes the all‑in deposit cost which increased 17 basis points to 0.26% for the current quarter compared to the prior quarter. The cost of total interest‑bearing deposits also increased 17 basis points to 0.34% and total interest‑bearing liabilities increased 22 basis points to 0.52%, respectively, for the second quarter. The weighted average contractual rate of the acquired CapitalSource Inc. time deposits was 98 basis points and the weighted average effective rate was 70 basis points. The effective rate is lower than the contractual rate due to the $5.6 million accretion of the purchase accounting discount on such acquired time deposits that lowered interest expense in the quarter. The remaining unamortized time deposit discount as of June 30, 2014 was $11.6 million and has a weighted average life of seven months. The purchase accounting discount accretion on acquired time deposits lowered the all-in deposit cost by 20 basis points.
Second Quarter of 2014 Compared to Second Quarter of 2013
Net interest income increased by $124.1 million to $192.5 million for the second quarter of 2014 compared to $68.5 million for the second quarter of 2013 due to the significant increase in interest-earning assets acquired in the CapitalSource Inc. merger.
The NIM increased 102 basis points to 6.24% for the second quarter of 2014 compared to 5.22% for the same quarter last year driven by the increase in interest-earning assets, which resulted from the loans and leases added with the CapitalSource Inc. merger and organic loan growth during the period. The increase in the NIM was also a result of loans and leases being a higher percentage of interest-earning assets than in the prior period.
The yield on loans and leases increased 61 basis points to 7.34% for the second quarter of 2014 compared to 6.73% for the same quarter of 2013. This increase was due to higher accelerated accretion of acquisition discounts resulting from early payoffs of acquired loans. Such accelerated accretion totaled $15.3 million for the 2014 second quarter and $176,000 for the second quarter of 2013. When accelerated accretion is excluded, the core yield on loans and leases was 6.76% for the second quarter of 2014 and 6.71% for the second quarter of 2013.
The cost of all funding sources increased in the second quarter of 2014 due to the addition of the higher-cost time deposits and subordinated debt from CapitalSource Inc. The cost of average funding sources increased 16 basis points to 0.41% for the second quarter of 2014 from 0.25% for the second quarter of 2013. This includes the all‑in deposit cost which increased 9 basis points to 0.26% for the current quarter from 0.17% for the same quarter last year. The cost of total interest‑bearing deposits increased 4 basis points to 0.34% and total interest‑bearing liabilities increased 9 basis points to 0.52% for the second quarter of 2014.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Net interest income increased by $144.4 million to $278.5 million for the six months ended June 30, 2014 compared to $134.2 million for the same period of 2013 due to the significant increase in interest-earning assets acquired in the CapitalSource Inc. merger.
The NIM increased 84 basis points to 6.14% for the six months ended June 30, 2014 compared to 5.30% for the same period last year driven by the increase in interest-earning assets, which resulted from the loans and leases added with the CapitalSource Inc. merger and organic loan growth during the period. The increase in the NIM was also a result of loans and leases being a higher percentage of interest-earning assets than in the prior period.
The yield on loans and leases increased 48 basis points to 7.37% for the six months ended June 30, 2014 compared to 6.89% for the same period of 2013. This increase was due to higher accelerated accretion of acquisition discounts resulting from early payoffs of acquired loans. Such accelerated accretion totaled $22.9 million for the first half of 2014 and $854,000 for the first half of 2013. When accelerated accretion is excluded, the core yield on loans and leases was 6.74% for the six months ended June 30, 2014 and 6.84% for the same period of 2013.
The cost of all funding sources increased in the six months ended June 30, 2014 due to the addition of the higher-cost time deposits and subordinated debt from CapitalSource Inc. The cost of average funding sources increased 8 basis points to 0.41% for the six months ended June 30, 2014 from 0.33% for the same period of 2013. The increase in the cost of average funding sources in the first half of 2014 was due to noninterest-bearing deposits becoming a smaller percentage of funding liabilities than in the prior period. The cost of total interest‑bearing deposits decreased 5 basis points to 0.30% and total interest‑bearing liabilities remained at 0.47% for the six months ended June 30, 2014.

Provision for Credit Losses
The following table sets forth the details of the provision for credit losses and allowance for credit losses data for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2014	March 31, 2014	June 30, 2013	2014	2013
	(Dollars in thousands)
Provision For Credit Losses:
Addition to (reduction in) allowance
for Non‑PCI loans and leases	$5,131	$600	$—	$5,731	$(460)
Addition to (reduction in) reserve for
unfunded loan commitments	(131)	(600)	—	(731)	460
Total provision (negative
provision) for Non‑PCI loans
and leases	5,000	—	—	5,000	—
Provision (negative provision) for
PCI loans	30	(644)	(1,842)	(614)	1,295
Total provision (negative
provision) for credit losses	$5,030	$(644)	$(1,842)	$4,386	$1,295
Non‑PCI Allowance for Credit
Losses Data:
Net charge‑offs (recoveries) on
Non‑PCI loans and leases	$(412)	$861	$1,970	$449	$2,193
Annualized net charge‑offs to
average Non‑PCI loans and leases	(0.02)%	0.09%	0.24%	0.01%	0.14%
At Period End:
Allowance for loan and lease losses	$65,523	$59,980	$63,246
Allowance for credit losses	72,367	66,955	69,926
Non‑PCI nonaccrual loans and leases	96,802	58,121	51,689
Non‑PCI classified loans and leases	304,627	150,517	128,181
Allowance for credit losses to
Non‑PCI loans and leases	0.67%	1.75%	1.78%
Allowance for credit losses to
Non‑PCI nonaccrual loans
and leases	74.8%	115.2%	135.3%
Provisions for credit losses are charged to earnings for both on and off‑balance sheet credit exposures. We have a provision for credit losses on our Non‑PCI loans and leases and a provision for credit losses on our PCI loans. The provision for credit losses on our Non‑PCI loans and leases is based on our allowance methodology and is an expense, or contra‑expense, that, in our judgment, is required to maintain the adequacy of the allowance for loan and lease losses and the reserve for unfunded loan commitments. Our allowance methodology reflects net charge‑offs, the levels and trends of nonaccrual and classified loans and leases, the migration of loans and leases into various risk classifications, and the level of outstanding loans and leases and commitments. The provision for credit losses on our PCI loans results from decreases or increases in expected cash flows on such loans compared to those previously estimated.
Our Non‑PCI loans and leases at June 30, 2014, included $7.3 billion in loans and leases acquired in acquisitions. These acquired loans and leases were initially recorded at their estimated fair values and such initial fair values included an estimate of credit losses. The allowance calculation for Non‑PCI loans and leases takes into consideration those acquired loans and leases whose credit quality has deteriorated since their acquisition dates. At June 30, 2014, $396,000 of our allowance for credit losses applies to these acquired loans and leases. When these acquired loans and leases are excluded from the total of Non‑PCI loans and leases and the related allowance of $396,000 is excluded from the allowance for credit losses, the result is an adjusted coverage ratio of our allowance for credit losses to Non‑PCI loans and leases of 2.07% at June 30, 2014; the comparable ratio at March 31, 2014 was 2.34%.

Increased provisions for credit losses may be required in the future based on loan and lease and unfunded commitment growth, the effect that changes in economic conditions, such as inflation, unemployment, market interest rate levels, and real estate values, may have on the ability of our borrowers to repay their loans, and other negative conditions specific to our borrowers’ businesses. See further discussion in “Balance Sheet Analysis-Allowance for Credit Losses on Non‑PCI Loans” and “Balance Sheet Analysis-Allowance for Credit Losses on PCI Loans” contained herein.
Noninterest Income
The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2014	March 31, 2014	June 30, 2013	2014	2013
	(In thousands)
Noninterest Income:
Service charges on deposit accounts	$2,719	$3,002	$2,767	$5,721	$5,630
Other commissions and fees	5,743	1,932	2,154	7,675	4,087
Leased equipment income	5,672	—	—	5,672	—
(Loss) gain on sale of loans and leases	(485)	106	279	(379)	504
Gain on securities	89	4,752	—	4,841	409
FDIC loss sharing expense, net	(8,525)	(11,430)	(5,410)	(19,955)	(8,547)
Other income
Income recognized on early repayment of leases	961	3,505	—	4,466	—
Gain on sale of owned office building	—	1,570	—	1,570	—
Other	2,305	1,254	413	3,559	960
Total noninterest income	$8,479	$4,691	$203	$13,170	$3,043
The following table presents the details of FDIC loss sharing income (expense), net for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2014	March 31, 2014	June 30, 2013	2014	2013
	(In thousands)
FDIC Loss Sharing Expense, Net:
(Loss) gain on FDIC loss sharing asset(1)	$(991)	$(2,206)	$494	$(3,197)	$4,551
FDIC loss sharing asset amortization, net	(7,270)	(7,912)	(5,756)	(15,182)	(11,747)
Loan recoveries shared with FDIC(2)	—	—	—	—	(591)
Net reimbursement to FDIC for covered OREOs(3)	(175)	(1,224)	(149)	(1,399)	(763)
Other	(89)	(88)	1	(177)	3
Total FDIC loss sharing expense, net	$(8,525)	$(11,430)	$(5,410)	$(19,955)	$(8,547)
_______________________

(1)
Includes increases related to covered loan loss provisions and decreases for: (a) write‑offs for covered loans expected to be resolved at amounts higher than their carrying values, and (b) amounts to be reimbursed to the FDIC for covered loans resolved at amounts higher than their carrying values.

(2)	Represents amounts to be reimbursed to the FDIC for covered loans resolved at amounts higher than their carrying values.

(3)	Represents amounts to be reimbursed to the FDIC for gains on covered OREO sales and due from the FDIC for covered OREO write‑downs.
Second Quarter of 2014 Compared to First Quarter of 2014
Noninterest income increased by $3.8 million to $8.5 million for the second quarter of 2014 from $4.7 million for the first quarter of 2014. The increase was due mostly to income streams gained in the CapitalSource Inc. merger, including certain other commissions and fees and leased equipment income, and lower FDIC loss sharing expense offset by lower gain on asset sales and other income. The increase in other commissions and fees is due to higher unused commitment fees, letter of credit fees and prepayment fees of $3.1 million and leased equipment income increased by $5.7 million, all attributable to the added CapitalSource Division operations. The decrease in FDIC loss sharing expense was due to lower gain on sales of covered OREO and lower losses on the FDIC loss sharing asset. Gain on asset sales (securities, loans, buildings) decreased by $6.8 million in the second quarter of 2014 as first quarter asset sales activity did not reoccur in the second quarter. Other income includes $1.0 million in dividends and other returns of equity investments classified as lease or "other assets" with a net carrying value of $41.6 million which were acquired in the CapitalSource Inc. merger; there was no similar income in the other periods presented.
Second Quarter of 2014 Compared to Second Quarter of 2013
Noninterest income increased by $8.3 million to $8.5 million for the second quarter of 2014 compared to $0.2 million for the second quarter of 2013. The increase was due mostly to income streams acquired in connection with the CapitalSource Inc. merger, including certain other commissions and fees and leased equipment income offset by higher FDIC loss sharing expense. The increase in other commissions and fees is due to higher loan-related fees of $2.9 million and leased equipment income increased by $5.7 million, all attributable to the added CapitalSource Division operations. The increase in FDIC loss sharing expense was due mainly to higher amortization of the FDIC loss sharing asset.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Noninterest income increased by $10.1 million to $13.2 million for the six months ended June 30, 2014 compared to $3.0 million for the same period of 2013. The increase was due mostly to the described income streams acquired in the CapitalSource Inc. merger, offset by higher FDIC loss sharing expense. The increase in FDIC loss sharing expense was due mainly to higher losses on the FDIC loss sharing asset and amortization of the FDIC loss sharing asset. The 2014 period also includes the gain on sale of securities of $4.8 million and the gain on the sale of an owned office building of $1.6 million which were not present in the 2013 period.
Noninterest Expense
The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2014	March 31, 2014	June 30, 2013	2014	2013
	(In thousands)
Noninterest Expense:
Compensation and benefits	$45,081	$28,627	$26,057	$73,708	$51,407
Occupancy	11,078	7,595	7,480	18,673	14,078
Data processing	4,099	2,540	2,455	6,639	4,688
Other professional services	2,843	1,523	1,599	4,366	3,078
Insurance and assessments	3,179	1,593	1,267	4,772	2,528
Intangible asset amortization	1,677	1,364	1,284	3,041	2,460
Other expense	80,072	50,530	46,233	130,602	90,224
Leased equipment depreciation	3,095	—	—	3,095	—
Foreclosed assets expense (income), net	497	(1,861)	(14)	(1,364)	(514)
Acquisition, integration and reorganization costs	86,242	2,200	17,997	88,442	18,689
Total noninterest expense	$169,906	$50,869	$64,216	$220,775	$108,399
The following tables present the components of foreclosed assets expense (income), net for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2014	March 31, 2014	June 30, 2013	2014	2013
	(In thousands)
Foreclosed Assets Expense:
Provision for losses	$274	$94	$292	$368	$1,477
Maintenance costs	606	368	386	974	611
Gain on sale	(383)	(2,323)	(692)	(2,706)	(2,602)
Total foreclosed assets expense (income), net	$497	$(1,861)	$(14)	$(1,364)	$(514)

Second Quarter of 2014 Compared to First Quarter of 2014
Noninterest expense increased by $119.0 million to $169.9 million for the second quarter of 2014 compared to $50.9 million for the first quarter of 2014. The increase was due mostly to higher acquisition, integration and reorganization costs related to the CapitalSource Inc. merger, which increased $84.0 million, and higher operating expenses of $29.5 million. The second quarter acquisition, integration and reorganization costs of $86.2 million included investment banking, legal and accounting fees, lease terminations, and change in control payments, as well as $7.5 million to write off goodwill and other intangibles relating to the reorganization of the legacy PacWest asset financing segment. Operating expenses increased to $80.1 million for the second quarter of 2014 compared to $50.5 million for the first quarter of 2014 as a result of including the CapitalSource Inc. operations after the merger date. As a result of the CapitalSource Inc. merger, the number of employees increased to approximately 1,450 at June 30, 2014 from 1,100 at March 31, 2014 and nine branch locations and administrative offices were added.
Second Quarter of 2014 Compared to Second Quarter of 2013
Noninterest expense increased by $105.7 million to $169.9 million for the second quarter of 2014 compared to $64.2 million for the second quarter of 2013. The increase was due mostly to higher acquisition, integration and reorganization costs, which increased $68.2 million, and higher operating expenses of $33.8 million as a result of including the CapitalSource Inc. and FCAL operations after their respective acquisition dates.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Noninterest expense increased by $112.4 million to $220.8 million for the six months ended June 30, 2014 compared to $108.4 million for the same period of 2013. The increase was due mostly to higher acquisition, integration and reorganization costs which increased $69.8 million, and higher operating expenses of $40.4 million as a result of including the CapitalSource Inc. and FCAL operations after their respective acquisition dates.
Income Taxes
The effective tax rate for the second quarter of 2014 was 57.7% compared to 35.8% for the first quarter of 2014 and 30.1% for the second quarter of 2013. The second quarter of 2014 effective tax rate was driven higher than normal by the non‑deductibility and tax treatment of certain acquisition, integration and reorganization costs. When these items are excluded, the adjusted effective tax rate was 40.2% for the second quarter. The Company operates primarily in the states of California and Maryland and the blended statutory tax rate for federal and states is 41%.

Business Segments
The Company’s reportable segments consist of “PWB Community Banking,” “National Lending,” and “Other.” In prior periods, the segments consisted of “Banking,” “Asset Financing,” and “Other.” The Asset Financing segment in prior periods included the asset-based lending and leasing operations of Pacific Western Equipment Finance, BFI Business Finance, First Community Financial and Celtic Capital Corporation.
As a result of the CapitalSource Inc. merger, Pacific Western Bank established the CapitalSource Division, which we also refer to as the National Lending segment. The CapitalSource Division, or National Lending segment, includes the lending operations gained through the CapitalSource Inc. merger, Pacific Western Equipment Finance, and the CapitalSource Business Finance Group (formerly BFI Business Finance and First Community Financial). We reorganized our asset-based lending and leasing operations when we established the CapitalSource Division combining BFI Business Finance and First Community Financial into the Capital Source Business Finance Group, selling Celtic Capital Corporation in July 2014, and having Pacific Western Equipment Finance and the Capital Source Business Finance Group become part of the CapitalSource Division. The CapitalSource Division provides on a nationwide basis a full spectrum of financing solutions across numerous industries and property types to middle market businesses, including senior secured real estate loans, equipment loans and leases, asset-based loans, lender finance loans and cash flow loans secured by the enterprise value of the borrowing entity. The CapitalSource Division’s loan and lease origination efforts are conducted through offices located in Chevy Chase, Maryland; Los Angeles and San Jose, California; Denver, Colorado, Chicago, Illinois; New York, New York; and Midvale; Utah.
The PWB Community Banking and National Lending segments include all of the operations of Pacific Western Bank. The PWB Community Banking segment includes the operations of Pacific Western Bank, excluding the CapitalSource Division, and includes lending and deposit gathering activities conducted primarily through its California-based branch offices and the Bank’s treasury management function. The Other segment consists of holding company operations which result in expenses principally for compensation, facilities, professional services, interest on subordinated debentures, and the non-bank subsidiary operations including interest income from a loan portfolio and related loan servicing expense. For further information, see Note 15, Business

Segments, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."
The following tables present information regarding our business segments as of and for the periods indicated:

	June 30, 2014
	PWB Community	National		Consolidated
Balance Sheet Data	Banking	Lending	Other	Company
	(In thousands)
Loans and leases, net of unearned income	$3,537,994	$7,599,030	$53,081	$11,190,105
Allowance for loan and lease losses	(66,039)	(16,110)	—	(82,149)
Total loans and leases, net	$3,471,955	$7,582,920	$53,081	$11,107,956
Goodwill	$279,296	$1,445,857	$—	$1,725,153
Core deposit and customer relationship intangibles, net	19,330	1,101	—	20,431
Total assets	6,100,939	9,275,500	308,427	15,684,866
Total deposits(1)	11,909,853	28,302	(270,358)	11,667,797
_______________________________________

(1)	The negative balance for total deposits in the “Other” segment represents the elimination of holding company cash held in deposit accounts at the Bank.

	June 30, 2013
	PWB Community	National		Consolidated
Balance Sheet Data	Banking	Lending	Other	Company
	(In thousands)
Loans and leases, net of unearned income	$3,947,322	$472,364	$—	$4,419,686
Allowance for loan and lease losses	(84,917)	(5,726)	—	(90,643)
Total loans and leases, net	$3,862,405	$466,638	$—	$4,329,043
Goodwill	$183,512	$25,678	$—	$209,190
Core deposit and customer relationship intangibles, net	17,958	2,232	—	20,190
Total assets	6,189,202	510,630	9,270	6,709,102
Total deposits(1)	5,557,871	—	(34,871)	5,523,000
______________________________________

(1)	The negative balance for total deposits in the “Other” segment represents the elimination of holding company cash held in deposit accounts at the Bank.

	Three Months Ended June 30, 2014
	PWB Community	National		Consolidated
Results of Operations	Banking	Lending	Other	Company
	(In thousands)
Interest income	$69,977	$132,742	$1,644	$204,363
Interest expense	(7,450)	(62)	(4,318)	(11,830)
Intersegment interest income (expense)	4,071	(4,071)	—	—
Net interest income (expense)	66,598	128,609	(2,674)	192,533
Negative provision (provision) for credit losses	4,418	(9,448)	—	(5,030)
Gain on securities	89	—	—	89
FDIC loss sharing expense	(8,525)	—	—	(8,525)
Other noninterest income	3,681	12,487	747	16,915
Total noninterest income	(4,755)	12,487	747	8,479
Foreclosed assets expense (income), net	(633)	38	98	(497)
Intangible asset amortization	(1,530)	(147)	—	(1,677)
Acquisition, integration and reorganization costs	(77,713)	(7,474)	(1,055)	(86,242)
Other noninterest expense	(51,507)	(24,484)	(5,499)	(81,490)
Total noninterest expense	(131,383)	(32,067)	(6,456)	(169,906)
Intersegment noninterest income (expense)	23,533	(23,533)	—	—
Total noninterest expense - adjusted	(107,850)	(55,600)	(6,456)	(169,906)
(Loss) earnings from continuing operations before taxes	(41,589)	76,048	(8,383)	26,076
Income tax benefit (expense)	12,081	(30,259)	3,332	(14,846)
Net (loss) earnings from continuing operations	(29,508)	45,789	(5,051)	11,230
Loss from discontinued operations before taxes	(1,151)	—	—	(1,151)
Income tax benefit	476	—	—	476
Net loss from discontinued operations	(675)	—	—	(675)
Net (loss) earnings	$(30,183)	$45,789	$(5,051)	$10,555

	Three Months Ended March 31, 2014
	PWB Community	National		Consolidated
Results of Operations	Banking	Lending	Other	Company
	(In thousands)
Interest income	$77,595	$10,765	$—	$88,360
Interest expense	(1,227)	(77)	(1,041)	(2,345)
Intersegment interest income (expense)	222	(222)	—	—
Net interest income	76,590	10,466	(1,041)	86,015
Negative provision (provision) for credit losses	826	(182)	—	644
Gain on securities	4,752	—	—	4,752
FDIC loss sharing (income) expense	(11,430)	—	—	(11,430)
Other noninterest income	6,897	4,445	27	11,369
Total noninterest income	219	4,445	27	4,691
Foreclosed assets expense, net	1,861	—	—	1,861
Intangible asset amortization	(1,191)	(173)	—	(1,364)
Acquisition, integration and reorganization costs	(2,200)	—	—	(2,200)
Other noninterest expense	(40,990)	(6,573)	(1,603)	(49,166)
Total noninterest expense	(42,520)	(6,746)	(1,603)	(50,869)
Earnings (loss) from continuing operations before taxes	35,115	7,983	(2,617)	40,481
Income tax (expense) benefit	(12,334)	(3,331)	1,089	(14,576)
Net earnings (loss) from continuing operations	22,781	4,652	(1,528)	25,905
Loss from discontinued operations before taxes	(1,413)	—	—	(1,413)
Income tax benefit	588	—	—	588
Net loss from discontinued operations	(825)	—	—	(825)
Net earnings (loss)	$21,956	$4,652	$(1,528)	$25,080

	Three Months Ended June 30, 2013
	PWB Community	National		Consolidated
Results of Operations	Banking	Lending	Other	Company
	(In thousands)
Interest income	$59,321	$12,310	$—	$71,631
Interest expense	(2,080)	(196)	(882)	(3,158)
Intersegment interest income (expense)	460	(460)	—	—
Net interest income	57,701	11,654	(882)	68,473
Negative provision (provision) for credit losses	2,607	(765)	—	1,842
FDIC loss sharing expense	(5,410)	—	—	(5,410)
Other noninterest income	4,995	592	26	5,613
Total noninterest income	(415)	592	26	203
Foreclosed assets income (expense), net	14	—	—	14
Intangible asset amortization	(1,127)	(157)	—	(1,284)
Acquisition, integration and reorganization costs	(17,997)	—	—	(17,997)
Other noninterest expense	(37,571)	(5,980)	(1,398)	(44,949)
Total noninterest expense	(56,681)	(6,137)	(1,398)	(64,216)
Earnings (loss) from continuing operations before taxes	3,212	5,344	(2,254)	6,302
Income tax (expense) benefit	(612)	(2,237)	943	(1,906)
Net earnings (loss) from continuing operations	2,600	3,107	(1,311)	4,396
Loss from discontinued operations before taxes	(81)	—	—	(81)
Income tax benefit	34	—	—	34
Net loss from discontinued operations	(47)	—	—	(47)
Net earnings (loss)	$2,553	$3,107	$(1,311)	$4,349

	Six Months Ended June 30, 2014
	PWB Community	National		Consolidated
Results of Operations	Banking	Lending	Other	Company
	(In thousands)
Interest income	$147,572	$143,507	$1,644	$292,723
Interest expense	(8,677)	(139)	(5,359)	(14,175)
Intersegment interest income (expense)	4,293	(4,293)	—	—
Net interest income (expense)	143,188	139,075	(3,715)	278,548
Negative provision (provision) for credit losses	5,244	(9,630)	—	(4,386)
Gain on securities	4,841	—	—	4,841
FDIC loss sharing expense	(19,955)	—	—	(19,955)
Other noninterest income	10,578	16,932	774	28,284
Total noninterest income	(4,536)	16,932	774	13,170
Foreclosed assets income (expense), net	1,228	38	98	1,364
Intangible asset amortization	(2,721)	(320)	—	(3,041)
Acquisition, integration and reorganization costs	(79,913)	(7,474)	(1,055)	(88,442)
Other noninterest expense	(92,497)	(31,057)	(7,102)	(130,656)
Total noninterest expense	(173,903)	(38,813)	(8,059)	(220,775)
Intersegment noninterest income (expense)	23,533	(23,533)	—	—
Total noninterest expense - adjusted	(150,370)	(62,346)	(8,059)	(220,775)
(Loss) earnings from continuing operations before taxes	(6,474)	84,031	(11,000)	66,557
Income tax (expense) benefit	(253)	(33,590)	4,421	(29,422)
Net (loss) earnings from continuing operations	(6,727)	50,441	(6,579)	37,135
Loss from discontinued operations before taxes	(2,564)	—	—	(2,564)
Income tax benefit	1,064	—	—	1,064
Net loss from discontinued operations	(1,500)	—	—	(1,500)
Net (loss) earnings	$(8,227)	$50,441	$(6,579)	$35,635

	Six Months Ended June 30, 2013
	PWB Community	National		Consolidated
Results of Operations	Banking	Lending	Other	Company
	(In thousands)
Interest income	$116,228	$24,672	$—	$140,900
Interest expense	(4,730)	(339)	(1,665)	(6,734)
Intersegment interest income (expense)	931	(931)	—	—
Net interest income	112,429	23,402	(1,665)	134,166
Negative provision (provision) for credit losses	271	(1,566)	—	(1,295)
Gain on securities	409	—	—	409
FDIC loss sharing expense	(8,547)	—	—	(8,547)
Other noninterest income	9,996	1,136	49	11,181
Total noninterest income	1,858	1,136	49	3,043
Foreclosed assets income, net	514	—	—	514
Intangible asset amortization	(2,120)	(340)	—	(2,460)
Acquisition, integration and reorganization costs	(18,689)	—	—	(18,689)
Other noninterest expense	(72,917)	(12,033)	(2,814)	(87,764)
Total noninterest expense	(93,212)	(12,373)	(2,814)	(108,399)
Earnings (loss) from continuing operations before taxes	21,346	10,599	(4,430)	27,515
Income tax (expense) benefit	(7,042)	(4,436)	1,853	(9,625)
Net earnings (loss) from continuing operations	14,304	6,163	(2,577)	17,890
Loss from discontinued operations before taxes	(81)	—	—	(81)
Income tax benefit	34	—	—	34
Net loss from discontinued operations	(47)	—	—	(47)
Net earnings (loss)	$14,257	$6,163	$(2,577)	$17,843
Second Quarter of 2014 Compared to Second Quarter of 2013
Net earnings for the PWB Community Banking segment decreased $32.7 million for the second quarter of 2014 to a loss of $30.2 million, compared to net earnings of $2.6 million in the second quarter of 2013. The decrease in net earnings was due mainly to the $59.7 million increase in acquisition, integration and reorganization costs offset by an increase in net interest income. Excluding acquisition, integration and reorganization costs, net earnings before taxes increased $14.9 million as a result of (a) higher net interest income of $8.9 million, (b) lower provision for credit losses of $1.8 million, and (c) lower noninterest expense of $8.5 million. The second quarter 2014 net interest income for the PWB Community Banking segment increased $8.9 million due mostly to an increase in the discount accretion on loans acquired since the first quarter of 2013. The decrease in noninterest expense is due mostly to a higher allocation of expenses from the PWB Community Banking segment to the National Lending segment than in the prior year, offset by higher noninterest expense which is a result of the growth in the Bank's lending and deposit operations.
For further information on the PWB Community Banking segment regarding results of operations, loans, credit quality, deposits and liquidity, see the sections titled “Results of Operations” and “Balance Sheet Analysis”.
Net earnings for the National Lending segment increased $42.7 million for the second quarter of 2014 to $45.8 million, compared to $3.1 million for the second quarter of 2013. The increase in net earnings was a result of the CapitalSource Inc. merger which increased interest-earning assets and net interest income in 2014. Loans increased $7.1 billion to $7.6 billion in the second quarter of 2014 from $466.6 million for the second quarter of 2013. Noninterest expense for the National Lending segment increased $49.5 million largely as a result of the addition of the CapitalSource Division operations.
The net loss for the Other segment increased $3.7 million for the second quarter of 2014 as compared to second quarter 2013 due primarily to higher interest expense of $3.4 million due to a higher balance of subordinated debentures acquired in connection with the CapitalSource Inc. merger. The Other segment consists of holding company operations resulting in expenses principally for compensation, facilities, professional services and interest on subordinated debentures, and non-bank subsidiary operations including interest income from a $53 million loan portfolio that is being wound down and loan servicing costs paid to the National Lending segment for such portfolio.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Net earnings for the PWB Community Banking segment decreased $22.5 million for the first six months of 2014 to a loss of $8.2 million, compared to earnings of $14.3 million in the same period of 2013. The decrease in net earnings was due mainly to the $61.2 million increase in acquisition, integration and reorganization costs. Excluding acquisition, integration and reorganization costs, net earnings before taxes increased $33.4 million due to (a) higher net interest income of $30.8 million, (b) lower provision for credit losses of $5.0 million, and (c) higher allocation of expenses from the PWB Community Banking segment to the National Lending segment of $23.5 million offset by higher noninterest expense of $19.5 million. The 2014 net interest income for the PWB Community Banking segment increased $30.8 million due mostly to an increase in the discount accretion on loans acquired during 2013. Noninterest expense increased due to the growth in the Bank's lending and deposit operations which was mostly a result of the CapitalSource Inc. merger and FCAL acquisition.
For further information on the PWB Community Banking segment regarding results of operations, loans, credit quality, deposits and liquidity, see the sections titled “Results of Operations” and “Balance Sheet Analysis”.
Net earnings for the National Lending segment increased $44.3 million for the first six months of 2014 compared to 2013. The increase was primarily the result of the April 2014 CapitalSource Inc. merger, which increased interest-earning assets and net interest income in 2014. Loans increased $7.1 billion to $7.6 billion in the second quarter of 2014 from $466.6 million for the second quarter of 2013.
Balance Sheet Analysis
Investment Portfolio
The following table presents the components, yields, and durations of our securities available-for-sale as of the date indicated:

	June 30, 2014
Security Type	Amortized Cost	Carrying Value	Yield(1)	Duration (in years)
	(Dollars in thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise
pass through securities	$563,820	$584,757	2.70%	3.8
Government agency and government-sponsored enterprise
collateralized mortgage obligations	286,347	287,604	2.57%	4.8
Private label collateralized mortgage obligations	43,200	50,810	6.51%	2.4
Municipal securities (2)	453,890	456,566	3.00%	5.8
Corporate debt securities	107,669	109,391	2.79%	2.7
Government-sponsored enterprise debt securities	36,198	36,665	2.23%	5.7
Other securities	26,301	26,322	0.80%	3.7
Total securities available-for-sale (2)	$1,517,425	$1,552,115	2.85%	4.5
_______________________________________

(1)	Represents the yield for the month of June 30, 2014.

(2)	The tax equivalent yield was 4.38% and 3.26% for municipal securities and total securities available-for-sale, respectively.

The following table shows the geographic composition of the majority of our municipal securities portfolio as of the date indicated:

	June 30, 2014
	Carrying Value	% of Total
	(Dollars in thousands)
Municipal Securities by State:
Texas	$85,687	19%
Washington	43,833	10%
New York	33,574	7%
Colorado	26,488	6%
Illinois	25,198	6%
Ohio	23,209	5%
California	20,139	4%
Hawaii	15,738	3%
Massachusetts	15,720	3%
Florida	15,720	3%
Total of 10 largest states	305,306	66%
All other states	151,259	34%
Total municipal securities	$456,565	100%

Loan and Leases
The following table presents the balance of our total gross loans and leases by portfolio segment and class as of the dates indicated:

	June 30, 2014		March 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$560,832	5%	$172,012	4%	$181,735	4%
SBA	352,492	3%	42,318	1%	45,166	1%
Other	4,682,258	43%	2,427,756	58%	2,566,340	60%
Total real estate mortgage	5,595,582	51%	2,642,086	63%	2,793,241	65%
Real estate construction:
Residential	73,488	1%	62,115	1%	58,898	1%
Commercial	235,019	2%	187,804	5%	159,308	4%
Total real estate construction	308,507	3%	249,919	6%	218,206	5%
Total real estate loans	5,904,089	54%	2,892,005	69%	3,011,447	70%
Commercial:
Collateralized	446,754	3%	580,742	14%	587,326	13%
Unsecured	145,632	1%	143,624	3%	153,881	4%
Asset-based	1,488,267	13%	200,574	5%	202,428	5%
Cash flow	2,167,135	20%	—	—%	—	—%
Equipment finance	932,554	8%	249,736	6%	273,483	6%
SBA	42,333	—%	27,339	1%	28,641	1%
Total commercial	5,222,675	45%	1,202,015	29%	1,245,759	29%
Consumer	63,341	1%	67,047	2%	55,146	1%
Total gross loans and leases(1)	$11,190,105	100%	$4,161,067	100%	$4,312,352	100%
_______________________________________

(1)
Includes PCI loans of $398.4 million, $332.5 million and $382.8 million at June 30, 2014, March 31, 2014 and December 31, 2013, respectively, of which the majority are Other Real Estate Mortgage loans.

The following table presents a roll forward of the loan and lease portfolio by segment for the period indicated:

	Three Months Ended June 30, 2014
	PWB Community	National
Loan and Lease Roll Forward by Portfolio Segment	Banking	Lending	Total
	(In thousands)
Beginning balance	$4,161,067	$—	$4,161,067
Loans and leases originated and purchased	136,724	744,557	881,281
Existing loans and leases:
Transfers between segments	(523,416)	523,416	—
Principal repayments, net	(243,382)	(472,040)	(715,422)
Loan and lease sales	(8,675)	(12,696)	(21,371)
Transfers to foreclosed assets	(655)	—	(655)
Charge-offs	(296)	(534)	(830)
Loans and leases acquired through acquisition	—	6,886,035	6,886,035
Ending balance	$3,521,367	$7,668,738	$11,190,105

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
At June 30, 2014, we had $469.1 million of commercial real estate mortgage loans maturing over the next 12 months. For any of these loans, in the event that we provide a concession through a refinance or modification which we would not ordinarily consider in order to protect as much of our investment as possible, such loans may be considered troubled debt restructurings ("TDRs") even though they performed throughout their terms. The circumstances regarding any modification and a borrower’s specific situation, such as their ability to obtain financing from another source at similar market terms, are evaluated on an individual basis to determine if a TDR has occurred. Higher levels of TDRs may lead to increased classified assets and credit loss provisions.
The following table presents the composition of our total real estate mortgage loan portfolio as of the dates indicated:

	June 30, 2014		March 31, 2014		December 31, 2013
Loan Category	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$489,043	9%	$352,240	13%	$354,345	13%
Retail	446,080	8%	320,975	12%	346,370	12%
Office buildings	732,807	13%	421,714	16%	432,204	16%
Owner-occupied	577,029	10%	221,540	8%	233,195	8%
Hotel	563,248	10%	172,012	7%	181,735	7%
Healthcare	976,539	19%	187,635	7%	189,737	7%
Mixed use	60,514	1%	38,721	2%	68,966	2%
Gas station	13,127	—%	32,569	1%	35,224	1%
Self storage	67,077	1%	63,408	3%	73,760	3%
Restaurant	24,459	—%	20,764	1%	21,510	1%
Land acquisition/development	8,858	—%	4,402	—%	4,420	—%
Unimproved land	8,702	—%	12,416	—%	12,517	—%
Other	312,446	6%	173,205	7%	174,780	6%
Total commercial real estate mortgage	4,279,929	77%	2,021,601	77%	2,128,763	76%
Residential real estate mortgage:
Multi-family	857,907	16%	298,407	11%	330,229	12%
Single family owner-occupied	185,990	3%	200,431	8%	212,508	8%
Single family nonowner-occupied	192,413	3%	34,454	1%	33,741	1%
Mixed use	11,305	—%	11,046	—%	10,701	—%
HELOCs	68,038	1%	76,147	3%	77,299	3%
Total residential real estate mortgage	1,315,653	23%	620,485	23%	664,478	24%
Total gross real estate mortgage loans	$5,595,582	100%	$2,642,086	100%	$2,793,241	100%

Allowance for Credit Losses on Non-PCI Loans and Leases
The allowance for credit losses on Non-PCI loans and leases is the combination of the allowance for loan and lease losses and the reserve for unfunded loan commitments. The allowance for loan and lease losses is reported as a reduction of outstanding loan and lease balances and the reserve for unfunded loan commitments is included within “Accrued interest payable and other liabilities” on the condensed consolidated balance sheets. Generally, as unfunded commitments are funded, the related amount in the reserve for unfunded loan commitments is transferred from the reserve for unfunded loan commitments to the allowance for loan and lease losses. The following discussion is for Non-PCI loans and leases and the allowance for credit losses thereon. Refer to “Balance Sheet Analysis-Allowance for Credit Losses on PCI Loans” for the policy on PCI loans. For loans and leases acquired and measured at fair value and deemed non-impaired on the acquisition date, our allowance methodology measures deterioration in credit quality or other inherent risks related to these acquired assets that may occur after the purchase date.
The allowance for loan and lease losses is maintained at a level deemed appropriate by management to adequately provide for known and inherent risks in the loan and lease portfolio and other extensions of credit at the balance sheet date. The allowance is based upon our continual review of the credit quality of the loan and lease portfolio which includes loan and lease payment performance and related historical payment trends, borrowers' compliance with loan agreements, borrowers' current and budgeted financial performance, collateral valuation trends, and current economic factors and external conditions that may affect our borrowers' ability to pay. Loans and leases that are deemed to be uncollectible are charged off and deducted from the allowance. The provision for loan and lease losses and recoveries on loans and leases previously charged off are added to the allowance.
The allowance for loan and lease losses contains a specific reserve component for loans and leases determined to be impaired and a general reserve component for loans and leases with no credit impairment.
A loan or lease is considered impaired when it is probable that we will be unable to collect all amounts due according to the original contractual terms of the agreement. We assess our loans for impairment on an on-going basis using certain criteria such as payment performance, borrower reported financial results and budgets, and other external factors when appropriate. We measure impairment of a loan based upon the fair value of the loan’s collateral if the loan is collateral-dependent or the present value of cash flows, discounted at the loan’s effective interest rate, if the loan is not collateral-dependent. We measure impairment of a lease based upon the present value of the scheduled lease and residual cash flows, discounted at the lease's effective interest rate. To the extent a loan or lease exceeds the estimated collectible value, a specific reserve or charge-off is recorded depending upon the certainty of the estimate of loss. Smaller balance loans (under $250,000), with a few exceptions for certain loan types, are generally not individually assessed for impairment but are evaluated collectively.
The methodology we use to estimate the general reserve component of our allowance for credit losses considers both objective and subjective criteria. The objective criteria uses our actual historical loan and lease charge-off experience on pools of similar loans and leases to establish loss factors that are applied to our current loan and lease balances to estimate credit losses. The pools used to establish the loss factors for estimating the general reserve component are comprised of similar loan products and consider the credit risk ratings and the migration of the ratings over a historical timeframe. Greater reserve weight is placed on loans with more adverse credit risk ratings. The migration of the ratings is updated quarterly based on historic losses and movement of loans between ratings. We recognize that the determination of the allowance for loan and lease losses is sensitive to the assigned credit risk ratings and inherent loss rates at any given point in time. To ensure the accuracy of our credit risk ratings, an independent credit review function assesses the ratings assigned to loans on an on-going basis. The subjective inputs used to establish the loss factors consider delinquency and nonaccrual trends, collateral valuation trends, and current economic factors and external conditions that may affect our borrowers' ability to pay.
The reserve for unfunded commitments is estimated by applying to the unfunded commitment amounts the same methodology used for the allowance for loan and lease losses. For unfunded commitments related to loans with borrowing availability, we compute the reserve for unfunded commitments based only on the expected usage of such borrowing availability.
The credit risk ratings which are applied to every loan and lease is one of the following four categories: "pass," "special mention," 'substandard," and "doubtful," which we define as follows:

•	Pass: Loans and leases classified as "pass" are not adversely classified and collection and repayment in full is expected.

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
Management believes that the allowance for credit losses is appropriate for the known and inherent risks in our Non-PCI loan and lease portfolio and that the credit risk ratings and inherent loss rates currently assigned are appropriate. It is possible that others, given the same information, may at any point in time reach different conclusions that could result in a significant impact to the Company's financial statements. In addition, current credit risk ratings are subject to change as we continue to review loans and leases within our portfolio and as our borrowers are impacted by economic trends within their market areas. To the extent we experience, for example, increased levels of documentation deficiencies, adverse changes in collateral values, or negative changes in economic and business conditions that adversely affect our borrowers, our classified loans and leases may increase. Higher levels of classified loans and leases generally result in higher allowances for credit losses. Although we have established an allowance for credit losses that we consider appropriate, there can be no assurance that the established allowance will be sufficient to absorb related losses in the future.

The following table presents information regarding the allowance for credit losses on Non-PCI loans and leases as of the dates indicated:

Non-PCI Allowance Data:	June 30, 2014	March 31, 2014	December 31, 2013	June 30, 2013
	(Dollars in thousands)
Allowance for loan and lease losses	$65,523	$59,980	$60,241	$63,246
Reserve for unfunded loan commitments	6,844	6,975	7,575	6,680
Total allowance for credit losses	$72,367	$66,955	$67,816	$69,926

Allowance for credit losses to loans and leases	0.67%	1.75%	1.73%	1.78%
Adjusted allowance for credit losses to loans and leases	2.07%	2.34%	2.34%	2.55%
Allowance for credit losses to nonaccrual loans and leases	74.8%	115.2%	145.0%	135.3%
Allowance for credit losses to nonperforming assets	48.0%	63.8%	68.8%	60.2%
The following table presents the changes in our allowance for credit losses on Non-PCI loans and leases for the periods indicated:

	Three Months Ended			Six Months Ended
Non-PCI Allowance for Credit Losses:	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(In thousands)
Allowance for credit losses, beginning of period	$66,955	$67,816	$71,896	$67,816	$72,119
Provision (negative provision) for credit losses	5,000	—	—	5,000	—
Net (charge-offs) recoveries	412	(861)	(1,970)	(449)	(2,193)
Allowance for credit losses, end of period	$72,367	$66,955	$69,926	$72,367	$69,926

The following table presents the changes in our allowance for loan and lease losses on Non-PCI loans and leases for the periods indicated:

	Three Months Ended			Six Months Ended
Non-PCI Allowance for Credit Losses:	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Dollars in thousands)
Allowance for loan and lease losses, beginning of period	$59,980	$60,241	$65,216	$60,241	$65,899
Loans and leases charged off:
Real estate mortgage	(487)	(94)	(3,237)	(581)	(3,559)
Commercial	(326)	(1,441)	(1,370)	(1,767)	(2,192)
Consumer	(17)	(15)	(27)	(32)	(36)
Total loans and leases charged off	(830)	(1,550)	(4,634)	(2,380)	(5,787)
Recoveries on loans charged off:
Real estate mortgage	376	261	1,336	636	1,513
Real estate construction	64	24	12	88	335
Commercial	587	377	1,297	965	1,704
Consumer	215	27	19	242	42
Total recoveries on loans charged off	1,242	689	2,664	1,931	3,594
Net (charge-offs) recoveries	412	(861)	(1,970)	(449)	(2,193)
Provision (negative provision) for loan and lease losses	5,131	600	—	5,731	(460)
Allowance for loan and lease losses, end of period	$65,523	$59,980	$63,246	$65,523	$63,246
Ratios:
Allowance for loan and lease losses to loans and leases (end of period)	0.61%	1.57%	1.61%	0.61%	1.61%
Allowance for loan and lease losses to nonaccrual loans and leases (end of period)	67.7%	103.2%	122.4%	67.7%	122.4%
Annualized net charge-offs to average loans and leases	(0.02)%	0.09%	0.24%	0.01%	0.14%
The following table presents the changes in our reserve for unfunded loan commitments for the periods indicated:

	Three Months Ended			Six Months Ended
Non-PCI Reserve for Unfunded Loan Commitments:	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(In thousands)
Reserve for unfunded loan commitments, beginning of period	$6,975	$7,575	$6,680	$7,575	$6,220
Provision (negative provision)	(131)	(600)	—	(731)	460
Reserve for unfunded loan commitments, end of period	$6,844	$6,975	$6,680	$6,844	$6,680
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

The following table presents the changes in our allowance for credit losses on PCI loans for the periods indicated:

	Three Months Ended			Six Months Ended
PCI Allowance for Credit Losses	June 30, 2014	March 31, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(In thousands)
Allowance for credit losses on PCI loans, beginning of period	$21,200	$21,793	$29,303	$21,793	$26,069
Provision (negative provision)	30	(644)	(1,842)	(614)	1,295
Net (charge-offs) recoveries	(4,604)	51	(64)	(4,553)	33
Allowance for credit losses on PCI loans, end of period	$16,626	$21,200	$27,397	$16,626	$27,397
Nonperforming Assets and Performing Restructured Loans
The following table presents nonperforming assets and performing restructured loans information as of the dates indicated:

	June 30, 2014	March 31, 2014	December 31, 2013	June 30, 2013
	(Dollars in thousands)
Nonaccrual Non-PCI loans and leases	$96,802	$58,121	$46,774	$51,689
Nonaccrual PCI loans(1)	38,467	—	—	—
Total nonaccrual loans	135,269	58,121	46,774	51,689
Foreclosed assets, net	53,821	50,895	55,891	64,546
Total nonperforming assets	$189,090	$109,016	$102,665	$116,235

Performing restructured loans(3)	$33,741	$35,101	$41,648	$83,543
Nonaccrual loans and leases to loans and leases (2)	1.21%	1.52%	1.19%	1.32%
Nonperforming assets to loans and leases and foreclosed
assets, net (2)	1.68%	2.71%	24.8%	2.91%
_______________________________________

(1)	Represents four legacy CapitalSource borrowing relationships placed on nonaccrual status as of the acquisition date.

(2)	Calculation includes total loans and leases as of June 30, 2014. For prior periods, calculation excludes PCI loans.

(3)	Excludes PCI loans.
Nonperforming assets include Non-PCI and PCI nonaccrual loans and leases and foreclosed assets and totaled $189.1 million at June 30, 2014 compared to $109.0 million at March 31, 2014. The $80.1 million increase in nonperforming assets was due to a $77.1 million increase in nonaccrual loans and leases and a $2.9 million increase in foreclosed assets mainly due to additions from the CapitalSource Inc. merger. The nonperforming assets ratio decreased to 1.68% at June 30, 2014 from 2.71% at March 31, 2014.
Nonaccrual Loans and Leases
The $77.1 million increase in nonaccrual loans and leases during the second quarter of 2014 was attributable mainly to additions of $83.9 million, $49.4 million of which were from the CapitalSource Inc. merger, offset by other changes resulting in a net reduction of $6.7 million.

The following table presents our Non-PCI nonaccrual loans and leases and accruing loans and leases past due between 30 and 89 days by portfolio segment and class as of the dates indicated:

	Nonaccrual Loans and Leases				Accruing and
	June 30, 2014		March 31, 2014		30 - 89 Days Past Due
	Amount	% of Loan Category	Amount	% of Loan Category	June 30, 2014	March 31, 2014
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$6,552	1.2%	$6,639	3.9%	$—	$—
SBA 504	8,032	2.3%	2,519	6.0%	1,233	1,092
Other	28,098	0.6%	29,701	1.4%	1,427	1,831
Total real estate mortgage	42,682	0.8%	38,859	1.7%	2,660	2,923
Real estate construction:
Residential	927	1.3%	387	0.6%	—	—
Commercial	2,737	1.2%	3,353	1.9%	—	—
Total real estate construction	3,664	1.2%	3,740	1.6%	—	—
Commercial:
Collateralized	11,247	2.5%	7,797	1.3%	575	140
Unsecured	322	0.2%	411	0.3%	145	—
Asset-based	4,874	0.3%	558	0.3%	—	—
Cash flow	15,793	0.7%	—	10.9%	—	—
Equipment finance	10,576	1.1%	220	0.1%	—	4,075
SBA 7(a)	4,096	9.7%	2,993	10.9%	75	387
Total commercial	46,908	0.9%	11,979	1.0%	795	4,602
Consumer	3,548	5.6%	3,543	5.3%	128	307
Total Non-PCI loans and leases	$96,802	0.9%	$58,121	1.5%	$3,583	$7,832

The following table lists the ten largest Non-PCI lending relationships on nonaccrual status, excluding SBA-related loans, as of the date indicated:

June 30, 2014 Nonaccrual Amount	Description
(In thousands)
$15,793	Two healthcare cash flow loans secured by enterprise value. Borrower is current on principal and interest payments, but leverage has increased due a decline in performance. (1)
7,190	Two loans to a distributor of goods secured by enterprise value and inventory.(1)
6,552	Two loans, each secured by a hotel in San Diego County, California. The borrower is paying according to the restructured terms of each loan.
5,874	Loan secured by 2nd trust deeds on two single family residences in Los Angeles County, California.
4,999	Equipment leases secured by coal mining equipment. Borrower is current on lease payments, but had filed for and emerged from bankruptcy. (2)
4,604
Asset based loan secured by consumer sales installment contracts. Although operating performance of the borrower has declined, loan payments have remained current and the loan is fully secured by performing receivables. (2)

3,484
Two loans secured by 19 properties located predominantly in San Luis Obispo County, California. Collateral consists of five undeveloped residential properties, two single family residences, two commercial buildings, and 10 undeveloped commercial properties. The borrower is paying according to the restructured terms of each loan.

3,154	Loan secured by an industrial building in Santa Barbara County, California.
2,684	Two loans that are both unsecured. The borrower is paying according to the restructured terms of each loan.
2,658	Two equipment leases secured by the inventory management system of a specialty retailer. Lease payments are current. (1)
$56,991	Total

_______________________________________

(1)	New nonaccrual in second quarter of 2014.

(2)	Nonaccrual asset-based loan or equipment lease acquired from CapitalSource Inc.

Foreclosed Assets
The following table presents the components of foreclosed assets (primarily other real estate owned, or OREO) as of the dates indicated:

Property Type	June 30, 2014	March 31, 2014	December 31, 2013	June 30, 2013
	(In thousands)
Commercial real estate	$10,770	$13,161	$15,753	$18,422
Construction and land development	32,682	32,682	35,063	39,356
Multi-family	835	835	835	3,807
Single family residence	31	192	186	2,961
Total OREO, net	44,318	46,870	51,837	64,546
Other foreclosed assets	9,503	4,025	4,054	—
Total foreclosed assets	$53,821	$50,895	$55,891	$64,546
Foreclosed assets increased $2.9 million during the second quarter of 2014 primarily as a result of $6.4 million acquired in the CapitalSource Inc. merger partially offset by sales of $3.8 million.
Performing Restructured Loans
Non-PCI performing restructured loans declined by $1.4 million during the second quarter of 2014 to $33.7 million at June 30, 2014. The decline was attributable primarily to $2.1 million in transfers to nonaccrual status, offset partially by $1.1million in additions. At June 30, 2014, we had $19.6 million in real estate mortgage loans, $9.1 million in real estate construction loans, $4.6 million in commercial loans, and $423,000 in consumer loans that were accruing interest under the terms of troubled debt restructurings.
The majority of the performing restructured loans was on accrual status prior to the loan modifications and has remained on accrual status after the loan modifications due to the borrowers making payments before and after the restructurings. In these circumstances, generally, a borrower may have had a fixed-rate loan that they continued to repay, but may be having cash flow difficulties. In an effort to work with certain borrowers, we have agreed to interest rate reductions to reflect the lower market interest rate environment and/or interest-only payments for a period of time. In these cases, we do not forgive principal or extend the maturity date as part of the loan modification. As a result of the current economic environment, we anticipate loan restructurings to continue.
PCI Delinquent and Nonaccrual Loans
Loans accounted for as PCI are generally considered accruing and performing loans as the loans accrete their discount to interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, PCI loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans may be classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of June 30, 2014, there are $38.5 million of PCI loans on nonaccrual status and included in the delinquency table below.
The following table presents a summary of the borrowers' underlying payment status of PCI loans as of the dates indicated:

	June 30, 2014	March 31, 2014	December 31, 2013	June 30, 2013
	(In thousands)
Current	$319,074	$294,393	$326,152	$434,050
30 to 89 days past due	29,610	2,965	4,784	20,782
90 days or more past due	49,752	35,158	51,860	39,557
Total	$398,436	$332,516	$382,796	$494,389

Deposits
The following table presents the balance of each major category of deposits at the dates indicated:

	June 30, 2014		March 31, 2014		December 31, 2013
Deposit Category	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$2,701,434	23%	$2,391,609	45%	$2,318,446	44%
Interest checking deposits	587,418	5	613,144	11	620,622	12
Money market deposits	1,688,773	14	1,489,068	28	1,458,910	28
Savings deposits	760,553	7	226,012	4	218,638	4
Total core deposits	5,738,178	49	4,719,833	88	4,616,616	88
Time deposits under $100,000	2,251,473	19	209,512	4	225,360	4
Time deposits $100,000 and over	3,678,146	32	440,063	8	439,011	8
Total time deposits	5,929,619	51	649,575	12	664,371	12
Total deposits	$11,667,797	100%	$5,369,408	100%	$5,280,987	100%
Total deposits increased $6.3 billion during the second quarter to $11.7 billion at June 30, 2014, including an increase in core deposits of $1.0 billion. The increase in total deposits was due to $6.2 billion of deposits acquired in the CapitalSource Inc. merger including $5.3 billion of time deposits with a weighted average contractual rate of 98 basis points and a weighted average effective rate of 70 basis points.  The effective rate is lower than the contractual rate due to the $5.6 million accretion of the purchase accounting discount on such acquired time deposits which lowered interest expense in the quarter. The remaining unamortized time deposit discount as of June 30, 2014 was $11.6 million and has a weighted average life of seven months. Excluding the acquired deposits, organic core deposit growth was $200 million in the second quarter, including $95 million generated from CapitalSource Division borrowers.

The following table summarizes time deposits together with their weighted average contractual rate and estimated effective rate for the maturity horizons as of the date indicated:

	June 30, 2014
Maturity	Time Deposits Under $100,000	Time Deposits $100,000 or More	Total Time Deposits	Contractual Rate	Estimated Effective Rate
	(Dollars in thousands)
Due in three months or less	$842,413	$1,467,897	$2,310,310	0.84%	0.62%
Due in over three months through six months	548,254	845,683	1,393,937	0.88%	0.70%
Due in over six months through twelve months	630,769	983,575	1,614,344	0.91%	0.78%
Due in over 12 months through 24 months	169,043	264,693	433,736	1.05%	0.73%
Due in over 24 months	60,994	116,298	177,292	1.02%	0.72%
Total	$2,251,473	$3,678,146	$5,929,619	0.89%	0.69%

Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. Banks and bank holding companies considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5%, a minimum Tier 1 risk-based capital ratio of 6.0%, and a minimum total risk-based capital ratio of 10%. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are deducted from regulatory capital. At June 30, 2014, such amount was $184.0 million for the Company and $25.1 million for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future.
The following table presents regulatory capital requirements and our regulatory capital ratios as of the date indicated:

	June 30, 2014
	Pacific Western Bank	PacWest Bancorp Consolidated	Well Capitalized Requirement
Tier-1 Leverage	11.71%	12.40%	5.00%
Tier-1 Risk-Based Capital	12.58	13.15	6.00
Total Risk-Based Capital	13.32	16.25	10.00
Tangible common equity ratio	11.40	12.14	N/A
Subordinated Debentures
The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities. The amount of subordinated debentures totaled $434.9 million at June 30, 2014 and includes $301.9 million of debentures acquired in connection with the CapitalSource Inc. merger. The Company includes in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity less goodwill, net of any related deferred income tax liability. At June 30, 2014, the amount of trust preferred securities included in Tier I capital was $131.0 million, which is comprised of the trust preferred securities issued by us or bank holding companies we have acquired. The acquired CapitalSource Inc. trust preferred securities are ineligible for inclusion in Tier 1 capital but are included in Tier 2 capital. The $131 million of trust preferred securities are currently grandfathered as Tier 1 capital under the Dodd-Frank Wall Street Reform and Consumer Protection Act. However, under new capital rules approved in July 2013 by the FRB and FDIC, as a result of the Company having exceeded $15 billion in consolidated total assets, beginning in 2015, only 25% of the Company’s $131.0 million of trust preferred securities currently outstanding will be included in Tier 1 capital, and in 2016, none of the Company’s trust preferred securities will be included in Tier 1 capital. Further, under such rules, trust preferred securities no longer included in the Company’s Tier 1 capital may be included as a component of Tier 2 capital on a permanent basis without phase-out. See “-New Capital Rules” below. If the $131 million of trust preferred securities are excluded from regulatory capital, we remain “well capitalized” at June 30, 2014.
New Capital Rules
In July 2013, the Company’s primary federal regulator, the FRB, and the Bank’s primary federal regulator, the FDIC, approved final rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The New Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the Company and the Bank, as compared to the current U.S. general risk-based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk- sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. The New Capital Rules are effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions. We are currently evaluating the impact of the New Capital Rules on our capital ratios and related calculations.
Dividends on Common Stock and Interest on Subordinated Debentures
Bank holding companies, such as PacWest Bancorp, are required to notify the Board of Governors of the Federal Reserve System (“FRB”) prior to declaring and paying a dividend to stockholders during any period in which quarterly and/or cumulative twelve-month net earnings are insufficient to fund the dividend amount, among other requirements. Interest payments made by the Company on subordinated debentures are considered dividend payments under FRB regulations.

Liquidity Management
Liquidity
The goals of our liquidity management are to ensure the ability of the Company to meet its financial commitments when contractually due and to respond to other demands for funds such as the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers who may need assurance that sufficient funds will be available to meet their credit needs. We have an Executive Asset Liability Management Committee, or Executive ALM Committee, which is comprised of members of senior management and is responsible for managing balance sheet and off-balance sheet commitments to meet the needs of customers while achieving our financial objectives. Our Executive ALM Committee meets regularly to review funding capacities, current and forecasted loan demand, and investment opportunities.
The Company manages its liquidity by maintaining pools of liquid assets on-balance sheet, consisting of cash and due from banks, interest-earning deposits in other financial institutions and unpledged investment securities available-for-sale, which we refer to as our primary liquidity. In addition, we also maintain available borrowing capacity under secured borrowing lines with the FHLB SF and the Federal Reserve Bank of San Francisco (“FRBSF”), which we refer to as our secondary liquidity. In addition to its secured lines of credit, the Bank also maintains unsecured lines of credit, subject to availability, of $80.0 million with correspondent banks for purchase of overnight funds.

The following table provides a summary of the Bank’s primary and secondary liquidity levels at the dates indicated:

	June 30, 2014	March 31, 2014	December 31, 2013
	(In thousands)
Primary Liquidity-On-Balance Sheet:
Cash and due from banks	$243,583	$113,508	$96,424
Interest-earning deposits at financial institutions	119,782	228,579	50,998
Investment securities available-for-sale	1,552,115	1,477,473	1,494,745
Less: pledged securities	(287,738)	(291,933)	(208,340)
Total primary liquidity	$1,627,742	$1,527,627	$1,433,827
Ratio of primary liquidity to total deposits	14.0%	28.5%	27.2%

	June 30, 2014	March 31, 2014	December 31, 2013
	(In thousands)
Secondary Liquidity-Off-Balance Sheet Available Secured Borrowing Capacity:
Total secured borrowing capacity with the FHLB SF	$2,410,157	$1,282,711	$1,329,512
Less: secured advances outstanding	(150)	—	(106,600)
Net secured borrowing capacity with the FHLB SF	2,410,007	1,282,711	1,222,912
Secured credit line with the FRBSF	529,993	580,668	563,560
Total secondary liquidity	$2,940,000	$1,863,379	$1,786,472
During the three months ended June 30, 2014, the Bank’s primary liquidity increased $60.4 million due to a $35.5 million increase in unpledged investment securities available-for-sale and a $21.3 million increase in cash and interest-earning deposits at financial institutions. The Bank’s secondary liquidity increased $1.1 billion during the second quarter due to the pledging of loans acquired in connection with the CapitalSource Inc. merger to the Bank’s secured borrowing line with the FHLB SF, which resulted in increased borrowing capacity.
At June 30, 2014, $662.5 million of certain qualifying loans were specifically pledged as collateral for the secured borrowing line maintained with the FRBSF. The FHLB SF borrowing lines are secured by a blanket lien on certain qualifying loans in our loan portfolio which are not pledged to the FRBSF.
In addition to our primary liquidity, we generate liquidity from cash flow from our amortizing loan and securities portfolios and from our large base of core customer deposits, defined as noninterest-bearing demand, interest checking, savings and money market accounts. At June 30, 2014, such deposits totaled $5.7 billion and represented 49% of the Bank's total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long-standing relationships and stable funding sources.
Deposits from our customers may decline if interest rates increase significantly or if corporate customers move funds from the Bank generally. In order to address the Bank’s liquidity risk as deposit balances may fluctuate, the Bank maintains adequate levels of available liquidity.
The following table provides a summary of the Bank’s core deposits at the dates indicated:

	June 30, 2014	March 31, 2014	December 31, 2013
	(In thousands)
Core Deposits:
Noninterest-bearing demand	$2,701,434	$2,391,609	$2,318,446
Interest checking	587,418	613,144	620,622
Money market deposits	1,688,773	1,489,068	1,458,910
Savings deposits	760,553	226,012	218,638
Total core deposits	$5,738,178	$4,719,833	$4,616,616

Our liquidity policy establishes various liquidity guidelines for the Bank. The policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits), Coverage and Crisis Coverage Ratios (measurements of liquid assets to expected short-term liquidity required for the loan and deposit portfolios under normal and stressed conditions), Loan to Funding Ratio, Wholesale Funding Ratio, and other guidelines developed for measuring and maintaining liquidity. As of June 30, 2014, we were in compliance with all liquidity guidelines established in the liquidity policy.
We may use large denomination brokered time deposits, the availability of which is uncertain and subject to competitive market forces, for liquidity management purposes. At June 30, 2014, the Bank had $40.0 million of these brokered deposits. Additionally, we had $48.0 million of time deposits that were part of the Certificate of Deposit Account Registry Service ("CDARS") program. The CDARS program represents deposits that are participated with other FDIC insured financial institutions as a means to provide FDIC deposit insurance coverage for the full amount of our participating customers’ deposits.
Holding Company Liquidity
The primary sources of liquidity for the Company, on a stand-alone basis, include dividends from the Bank and our ability to raise capital, issue subordinated debt and secure outside borrowings. The ability of the Company to obtain funds for the payment of dividends to our stockholders and for other cash requirements is largely dependent upon the Bank’s earnings. Pacific Western is subject to restrictions under certain federal and state laws and regulations that limit its ability to transfer funds to the Company through intercompany loans, advances or cash dividends.
Dividends paid by state banks, such as the Bank, are regulated by the California Department of Business Oversight (“DBO”) under its general supervisory authority as it relates to a bank’s capital requirements. A state bank may declare a dividend without the approval of the DBO as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the three and six months ended June 30, 2014, PacWest received $26.0 million and $66.0 million in dividends from the Bank. For the foreseeable future, any dividends from the Bank to the Company require DBO approval.
At June 30, 2014, the Company had, on a stand-alone basis, $271 million in cash, of which the majority is on deposit at the Bank. We believe this amount of cash, along with anticipated dividends from the Bank, will be sufficient to fund the Company’s cash flow needs over the next 12 months.
Contractual Obligations
The following table summarizes the known contractual obligations of the Company as of June 30, 2014:

	June 30, 2014
	Due Within One Year	Due in One to Three Years	Due in One to Three Years	Due After Five Years	Total
	(In thousands)
Time deposits(1)	$5,319,083	$543,683	$64,800	$263	$5,927,829
Long-term debt obligations(1)	835	3,207	531	547,074	551,647
Contractual interest(2)	17,600	9,067	2,736	11	29,414
Operating lease obligations	24,446	36,600	23,793	31,968	116,807
Other contractual obligations	14,676	4,672	337	209	19,894
Total	$5,376,640	$597,229	$92,197	$579,525	$6,645,591
_______________________________________

(1)	Excludes purchase accounting fair value adjustments.

(2)	Excludes interest on subordinated debentures as these instruments are floating rate.
Long-term debt obligations include subordinated debentures. Debt obligations are also discussed in Note 9, Borrowings, Subordinated Debentures and Brokered Deposits, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in “Item 1. Condensed Consolidated Financial Statements (Unaudited).” Operating lease obligations are discussed in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. The other contractual obligations relate to our minimum liability associated with our data and item processing contract with a third-party provider and commitments to contribute capital to investments in low income housing project partnerships.
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
Off-Balance Sheet Arrangements
Our obligations also include off-balance sheet arrangements consisting of loan and lease-related commitments, of which only a portion is expected to be funded. At June 30, 2014, our loan and lease-related commitments, including standby letters of credit, totaled $1.9 billion. The commitments, which result in funded loans and leases, increase our profitability through net interest income. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources have been and are expected to be sufficient to meet the cash requirements of our lending activities.
Asset/Liability Management and Interest Rate Sensitivity
Interest Rate Risk
We measure our interest rate risk position on at least a quarterly basis using two methods: (i) net interest income simulation analysis, and (ii) market value of equity modeling. The results of these analyses are reviewed by the Executive Asset Liability Management Committee and the Board Asset Liability Committee quarterly. If hypothetical changes to interest rates cause changes to our simulated net present value of equity and/or net interest income outside our pre-established limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits.
We evaluated the results of our net interest income simulation and market value of equity models prepared as of June 30, 2014, the results of which are presented below. Our net interest income and market value of equity simulations indicate that our balance sheet is asset sensitive. An asset sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated net interest income and market value of equity, while a liability sensitive profile would suggest that these amounts would decrease. In general, we view the net interest income model results as more relevant to the Company's current operating profile and manage our balance sheet giving priority to this information.
Net Interest Income Simulation
We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of June 30, 2014. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our total interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.
This analysis calculates the difference between net interest income forecasted using both increasing and declining interest rate scenarios and net interest income forecasted using a base market interest rate derived from the yield curve at June 30, 2014. In order to arrive at the base case, we extend our balance sheet at June 30, 2014 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products' pricing as of June 30, 2014. Based on such repricings, we calculate an estimated net interest income and net interest margin.
The repricing relationship for each of our assets and liabilities includes many assumptions. For example, many of our assets are floating-rate loans, which are assumed to reprice to the same extent as the change in market rates according to their contracted index. The repricing of certain floating-rate loans is limited by interest rate floors or hybrid-arm note structures, which contain an initial fixed-rate period before becoming floating-rate. Some loans and investment vehicles include the opportunity of prepayment (imbedded options) and the simulation model uses a prepayment model to estimate these prepayments and reinvest these proceeds at current simulated yields. Our deposit products reprice at our discretion and are assumed to reprice more slowly in a rising or declining interest rate environment and usually reprice at a rate less than the change in market rates. In December 31, 2013, we decreased the assumed pricing sensitivity of money market and savings deposits to changes in market interest rates (the "deposit pricing beta"), based on an updated study of the historical repricing relationship. This assumption change resulted in lower interest expense in rising interest rate scenarios, which caused the Bank's net interest income simulation results to be more asset sensitive. The effects of certain balance sheet attributes, such as fixed-rate loans, floating-rate loans that have reached their floors, and the volume of noninterest-bearing deposits as a percentage of earning assets, impact our assumptions and consequently the results of our interest rate risk management model. Changes that could vary significantly from our assumptions include loan and deposit growth or contraction, changes in the mix of our earning assets or funding sources, the actual deposit pricing beta, and future asset/liability management decisions, all of which may have significant effects on our net interest income.

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
The following table presents as of June 30, 2014, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points:

				Estimated
	Estimated	Percentage	Estimated	Net Interest
June 30, 2014	Net Interest	Change	Net Interest	Margin Change
Interest Rate Scenario	Income	From Base	Margin	From Base
	(Dollars in millions)

Up 300 basis points	$773.2	12.5%	5.91%	0.65%
Up 200 basis points	$735.5	7.1%	5.62%	0.36%
Up 100 basis points	$700.2	1.9%	5.36%	0.10%
BASE CASE	$687.0	—	5.26%	—
Down 100 basis points	$690.4	0.5%	5.28%	0.02%
Down 200 basis points	$689.6	0.4%	5.28%	0.02%
Down 300 basis points	$689.6	0.4%	5.28%	0.02%
The net interest income ("NII") simulation model prepared as of June 30, 2014 suggests our balance sheet is asset sensitive. The degree of asset sensitivity in the second quarter’s NII rate shock results increased compared to the prior quarter because of the impact of the merger with CapitalSource Inc. The CapitalSource Division loan portfolio contained a larger proportion of variable-rate loans compared to the PacWest Bancorp portfolio, which increased the mix of floating-rate loans of the Company after the merger. The impact of interest rate floors embedded in variable-rate loans impacts the NII simulation results.
Although $7.9 billion of the $11.2 billion of total loans in the portfolio have variable interest rate terms, only $1.5 billion of those variable-rate loans would immediately reprice at June 30, 2014 under the modeled scenarios. Of the remaining variable-rate loans, $5.9 billion would not immediately reprice because the loans' fully-indexed rates are below their floor rates. Of these $5.9 billion of loans at their floors, the fully-indexed rates would rise off of the floors and reprice as follows:

June 30, 2014
Rate
Cumulative	Increase
Amount of	Needed to
Loans	Reprice
(Dollars in millions)
$4,275	100 bps
$5,155	200 bps
$5,311	300 bps
Additionally, certain variable-rate hybrid ARM loans do not immediately reprice because the loans contain an initial fixed-rate period before they become adjustable. The cumulative amounts of hybrid ARM loans that would switch from being fixed-rate to floating-rate, because the initial fixed-rate term would expire, was approximately $295.0 million, $523.0 million, and $865.0 million in the next one, two, and three years, respectively.
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
This model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at June 30, 2014.
The following table shows the projected change in the market value of equity for the set of rate scenarios presented as of June 30, 2014:

June 30, 2014 Interest Rate Scenario	Estimated Market Value	Dollar Change From Base	Percentage Change From Base	Percentage of Total Assets	Ratio of Estimated Market Value to Book Value
	(Dollars in millions)
Up 300 basis points	$3,915,700	$45.8	1.2%	25.0%	113.9%
Up 200 basis points	$3,905,700	$35.8	0.9%	24.9%	113.6%
Up 100 basis points	$3,881,000	$11.1	0.3%	24.7%	112.9%
BASE CASE	$3,869,900	$—	—	24.7%	112.6%
Down 100 basis points	$3,864,300	$(5.6)	(0.1)%	24.6%	112.4%
Down 200 basis points	$3,853,100	$(16.8)	(0.4)%	24.6%	112.1%
Down 300 basis points	$3,846,800	$(23.1)	(0.6)%	24.5%	111.9%
In comparing the June 30, 2014 simulation results to December 31, 2013, our base case estimated market value of equity has increased while our overall profile has become more asset sensitive. Base case market value of equity increased $2.7 billion compared to December 31, 2013; this increase was due primarily to the increase in shareholders’ equity attributable to the CapitalSource Inc. merger.
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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business. The outcome of such legal actions and the timing of ultimate resolution are inherently difficult to predict. In the opinion of management, based upon information currently available to us, any resulting liability, in addition to amounts already accrued, taking into consideration insurance which may be applicable, would not have a material adverse effect on the Company’s financial statements or operations.
ITEM 1A. RISK FACTORS
Ownership of our common stock involves risk. You should carefully consider, in addition to the other information set forth herein, the following risk factors.

Risks Related to Our Business
Our business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally.
The U.S. economic recession in 2007 through 2009 and its sluggish economic recovery through 2014, has had an adverse effect on our business. In addition, the global financial markets have undergone and may continue to experience pervasive and fundamental disruptions, which also have an adverse effect on our business. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. While economic conditions have shown signs of improvement, the sustainability of an economic recovery is uncertain as business activity across a wide range of industries continues to face difficulties due to cautious business spending, a general lack of consumer spending, and continued high levels of unemployment.
A sustained weakness or further weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our business:

•	a decrease in the demand for loans and other products and services offered by us;

•	a decrease in deposit balances due to overall reductions in the accounts of customers;

•	a decrease in the value of our loans or other assets secured by real estate;

•	a decrease in net interest income derived from our lending and deposit gathering activities;

•	an impairment of certain intangible assets; or

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
Our concentration of loans to privately owned small and medium-sized companies and to a limited number of clients within a particular industry or region could expose us to greater lending risk if the market sector, industry or region were to experience economic difficulties or changes in the regulatory environment.
Our portfolio consists primarily of commercial loans to small and medium-sized, privately owned businesses in a limited number of industries and regions primarily throughout the United States. In our normal course of business, we engage in lending activities with clients primarily throughout the United States. As of June 30, 2014, the single largest industry concentration in our outstanding loan balance was real estate and rental and leasing, which represented approximately 30.8% of the outstanding loan portfolio. As of June 30, 2014, the largest loan to one borrower amounted to $73.6 million, or 0.7%, of our portfolio and the largest relationship with one borrower amounted to $129.5 million, or 1.2%, of our portfolio which was comprised of multiple loans.
Apart from the borrower industry concentrations, loans secured by real estate represented approximately 52.8% of our outstanding loan portfolio as of June 30, 2014. Within this area, the largest property type concentration was the multifamily category, comprising approximately 7.9% of total loans and 15.0% of loans secured by real estate. The largest geographical concentration was in California, comprising approximately 29.0% of total loans and 55.0% of loans secured by real estate.

If any particular industry or geographic region were to experience economic difficulties, the overall timing and amount of collections on our loans to clients operating in those industries or geographic regions may differ from what we expected, which could have a material adverse impact on our financial condition or results of operations.
Additionally, compared to larger, publicly owned firms, privately owned small and medium-sized companies generally have limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand or compete. These financial challenges may make it difficult for our clients to make scheduled payments of interest or principal on our loans. Accordingly, loans made to these types of clients entail higher risks than loans made to companies that are able to access a broader array of credit sources. The concentration of our portfolio in loans to these types of clients could amplify these risks.
Further, there is generally no publicly available information about the small and medium-sized privately owned companies to which we lend. Therefore, we underwrite our loans based on detailed financial information and projections provided to us by our clients and we must rely on our clients and the due diligence efforts of our employees to obtain the information relevant to making our credit decisions. We rely upon the management of these companies to provide full and accurate disclosure of material information concerning their business, financial condition and prospects. We may not have access to all of the material information about a particular client's business, financial condition and prospects, or a client's accounting records may be poorly maintained or organized. The client's business, financial condition and prospects may also change rapidly in the current economic environment. In such instances, we may not make a fully informed credit decision which may lead, ultimately, to a failure or inability to recover our loan in its entirety.
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
We may not recover all amounts that are contractually owed to us by our borrowers.
The Company is dependent primarily on loan collections and the proceeds of loan sales to fund its operations. A shortfall in loan proceeds may impair our ability to fund our operations or to repay our existing debt.
When we loan money, commit to loan money or enter into a letter of credit or other contract with a counterparty, we incur credit risk. The credit quality of our portfolio can have a significant impact on our earnings. We expect to experience charge-offs and delinquencies on our loans in the future. Our clients may experience operational or financial problems or may perform below that which we expected when we originated a loan that, if not timely addressed, could result in a substantial impairment or loss of the value of our loan to the client. We may fail to identify problems because our client did not report them in a timely manner or, even if the client did report the problem, we may fail to address it quickly enough or at all. Even if clients provide us with full and accurate disclosure of all material information concerning their businesses, we may misinterpret or incorrectly analyze this information. Mistakes may cause us to make loans that we otherwise would not have made or, to fund advances that we otherwise would not have funded, or result in losses on one or more of our loans. As a result, we could suffer loan losses, which could have a material adverse effect on our revenues, net income and results of operations and financial condition, to the extent the losses exceed our allowance for loan and lease losses.
The collateral securing a loan or lease may not be sufficient to protect us if we have not properly obtained or perfected a lien on such collateral or if the collateral value does not cover the loan or lease.
Most of our loans are secured by a lien on specified collateral of the client and we may not obtain or properly perfect our liens or the value of the collateral securing any particular loan may not protect us from suffering a partial or complete loss if the loan becomes non-performing and we move to foreclose on the collateral. In such event, we could suffer loan losses, which could have a material adverse effect on our revenue, net income, financial condition and results of operations.
In particular, leveraged lending involves lending money to a client based primarily on the expected cash flow, profitability and enterprise value of a client rather than on the value of its assets. As of June 30, 2014, approximately 11.4% of the aggregate loan and lease commitments of our portfolio comprised leveraged loans. Although the value of the enterprise is significantly in excess of our loan balance, the value of the stand-alone assets which we hold as collateral for these loans is typically substantially less than the amount of money we advance to a client under these loans. When a leveraged loan becomes non-performing, our primary recourse to recover some or all of the principal of our loan is to force the sale of the entire company as a going concern or restructure the company in a way we believe would enable it to generate sufficient cash flow over time to repay our loan. Neither of these alternatives may be an available or viable option or generate enough proceeds to repay the loan. Additionally, given recent and current economic conditions, many of our leveraged loan clients have and may continue to suffer decreases in revenues and net income, making them more likely to underperform and default on our loans and making it less likely that we could obtain sufficient proceeds from a restructuring or sale of the company.
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
The Dodd-Frank Act has had and will continue to have material implications for the Company and the entire financial services industry. Among other things it has had or will or potentially could have the following effects:

•	together with regulations implementing Basel reforms, affect the levels of capital and liquidity with which we must operate and how we plan capital and liquidity levels;

•	subject us to new and/or higher fees paid to various regulatory entities, including but not limited to deposit insurance fees to the FDIC;

•	impact our ability to invest in certain types of entities or engage in certain activities;

•	restrict the nature of our incentive compensation programs for executive officers;

•	subject us to the Consumer Financial Protection Bureau, with its very broad rule-making and enforcement authorities; and

•	subject us to new and different litigation and regulatory enforcement risks.
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
Our information and customer systems may experience an interruption or security breach.
We rely heavily on communications and information and customer systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information and customer systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failure, interruption or security breach of our information and customer systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability.
Our controls and procedures may fail or be circumvented.
We review and update our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition. In addition, if we identify material weaknesses in our internal control over financial reporting or are otherwise required to restate our financial statements, we could be required to implement expensive and time-consuming remedial measures and could lose investor confidence in the accuracy and completeness of our financial reports. This could have an adverse effect on our business, financial condition, results of operations and common stock price, and could potentially subject us to litigation.

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
In accordance with accounting principles generally accepted in the United States, we maintain an allowance for loan and lease losses to provide for loan and lease defaults and non-performance and a reserve for unfunded loan commitments, which, when combined, we refer to as the allowance for credit losses. Our allowance for credit losses may not be adequate to address actual credit losses, and future provisions for credit losses could materially and adversely affect our operating results. Our allowance for credit losses is based on prior experience and an evaluation of the risks in the current portfolio. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Our federal and state regulators, as an integral part of their examination process, review our loans and leases and allowance for credit losses. While we believe our allowance for credit losses is appropriate for the risk identified in the Company's loan and lease portfolio, we cannot assure you that we will not further increase the allowance for credit losses, that it will be sufficient to address losses, or that regulators will not require us to increase this allowance. Any of these occurrences could materially and adversely affect our earnings. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.
Our acquisitions may subject us to unknown risks.
We have completed 27 acquisitions since May 2000. Certain events may arise after the date of an acquisition, or we may learn of certain facts, events or circumstances after the closing of an acquisition, that may affect our financial condition or performance or subject us to risk of loss. These events include, but are not limited to: litigation resulting from circumstances occurring at the acquired entity prior to the date of acquisition; loan downgrades and credit loss provisions resulting from underwriting of certain acquired loans determined not to meet our credit standards; personnel changes that cause instability within a department; delays in implementing new policies or procedures or the failure to apply new policies or procedures; and other events relating to the performance of our business. Acquisitions involve inherent uncertainty and we cannot determine all potential events, facts and circumstances that could result in loss or give assurances that our investigation or mitigation efforts will be sufficient to protect against any such loss.
Our ability to execute strategic activities successfully will depend on a variety of factors. These factors likely will vary on the nature of the activity but may include our success in integrating the operations, services, products, personnel and systems of an acquired company into our business, operating effectively with any partner with whom we elect to do business, retaining key employees, achieving anticipated synergies, meeting expectations and otherwise realizing the undertaking's anticipated benefits. Our ability to address these matters successfully cannot be assured. In addition, our strategic efforts may divert resources or management's attention from ongoing business operations and may subject us to additional regulatory scrutiny. If we do not successfully execute a strategic undertaking, it could adversely affect our business, financial condition, results of operations, reputation and growth prospects. In addition, if we were able to conclude that the value of an acquired business had decreased and that the related goodwill had been impaired, that conclusion would result in an impairment of goodwill charge to us, which would adversely affect our results of operations.
We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.
We currently depend heavily on the services of our chairman, John Eggemeyer, our chief executive officer, Matthew Wagner, and a number of other key management personnel. The loss of Messrs. Eggemeyer's or Wagner's services or that of other key personnel could materially and adversely affect our results of operations and financial condition. Our success also depends, in part, on our ability to attract and retain additional qualified management personnel. Competition for such personnel is strong in the banking industry, and we may not be successful in attracting or retaining the personnel we require.
A natural disaster could harm the Company's business.
Historically, California, in which a substantial portion of our business is located, has been susceptible to natural disasters such as earthquakes, floods, droughts and wild fires and is currently in the midst of an ongoing drought. The nature and level of natural disasters cannot be predicted and may be exacerbated by global climate change. These natural disasters could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede the Company from gathering deposits, originating loans and processing and controlling its flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. Additionally, natural disasters could negatively impact the values of collateral securing our loans and interrupt our borrowers' abilities to conduct their business in a manner to support their debt obligations, either of which could result in losses and increased provisions for credit losses.
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
Management must certify to the FDIC on a quarterly basis our compliance with the terms of the FDIC loss sharing agreements as a prerequisite to obtaining reimbursement from the FDIC for realized losses on covered assets. The required terms of the agreements are extensive and failure to comply with any of the guidelines could result in a specific asset or group of assets temporarily or permanently losing their loss sharing coverage. Additionally, management may decide to forgo loss share coverage on certain assets to allow greater flexibility over the management of certain assets. As of June 30, 2014, $399 million, or 2.5%, of the Company's assets, were covered by FDIC loss sharing agreements.
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
The change of control rules under Section 382 of the Internal Revenue Code may limit our ability to use net operating loss carryovers and other tax attributes to reduce future tax payments or our willingness to issue equity.
We have net operating loss carryforwards for federal and state income tax purposes that can be utilized to offset future taxable income. If we were to undergo a change in ownership of more than 50% of our capital stock over a three-year period as measured under Section 382 of the Internal Revenue Code, our ability to utilize our net operating loss carryforwards and other tax attributes after the ownership change generally would be limited. The annual limit would equal the product of the applicable long term tax exempt rate and the value of the relevant taxable entity's capital stock immediately before the ownership change. These change of ownership rules generally focus on ownership changes involving stockholders owning directly or indirectly 5% or more (the "5-Percent Shareholders") of a company's outstanding stock, including certain public groups of stockholders as set forth under Section 382, and those arising from new stock issuances and other equity transactions, which may limit our willingness and ability to issue new equity. The determination of whether an ownership change occurs is complex and not entirely within our control. No assurance can be given as to whether we have undergone, or in the future will undergo, an ownership change under Section 382 of the Internal Revenue Code.
In April 2014, the Board of Directors adopted a tax benefit preservation plan which was designed to preserve the net operating loss carryforwards and other tax attributes of the Company. The plan is intended to discourage persons from becoming 5-Percent Shareholders and existing 5-Percent Shareholders from increasing their beneficial ownership of shares.
Although the tax benefit preservation plan is intended to reduce the likelihood of an ownership change that could adversely affect the Company, there can be no assurance that such restrictions would prevent all transfers that could result in such an ownership change and thus no assurance can be given as to whether the Company could utilize the net operating losses to offset future taxable income. Additionally, because the tax benefit preservation plans may have the effect of restricting a stockholder's ability to dispose of or acquire the common stock of the Company, the liquidity and market value of our common stock might suffer.
The Company and its subsidiaries are subject to examinations and challenges by taxing authorities.
In the normal course of business, the Company and its subsidiaries are routinely subjected to examinations and challenges from federal and state taxing authorities regarding tax positions taken by the Company and the determination of the amount of tax due. These examinations may relate to income, franchise, gross receipts, payroll, property, sales and use, or other tax returns filed, or not filed, by the Company. The challenges made by taxing authorities may result in adjustments to the amount of taxes due, and may result in the imposition of penalties and interest. If any such challenges are not resolved in the Company's favor, they could have a material adverse effect on the Company's financial condition, results of operations, and liquidity.
The Company and its subsidiaries are subject to changes in federal and state tax laws and changes in interpretation of existing laws.
The Company's financial performance is impacted by federal and state tax laws. Given the current economic and political environment, and ongoing budgetary pressures, the enactment of new federal or state tax legislation may occur. The enactment of such legislation, or changes in the interpretation of existing law, including provisions impacting income tax rates, apportionment, consolidation or combination, income, expenses, and credits, may have a material adverse effect on the Company's financial condition, results of operations, and liquidity.
We are subject to claims and litigation which could adversely affect our cash flows, financial condition and results of operations, or cause significant reputational harm to us.
We may be involved, from time to time, in litigation pertaining to our business activities. If such claims and legal actions, whether founded or unfounded, are not resolved in a manner favorable to us they may result in significant financial liability. Although we establish accruals for legal matters according to accounting requirements, the amount of loss ultimately incurred in relation to those matters may be substantially higher than the amounts accrued. Substantial legal liability could adversely affect our business, financial condition or results of operations or cause significant reputational harm, which could seriously harm our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table presents stock purchases made during the second quarter of 2014:

Purchase Dates	Total Number of Shares Purchased(1)	Average Price Paid per Share
April 1 - April 30, 2014	442,136	$45.80
May 1 - May 31, 2014	—	—
June 1 - June 30, 2014	—	—
Total	442,136	$45.80
__________________________

(1)	Shares repurchased pursuant to net settlement by employees, in satisfaction of financial obligations incurred through the vesting of the Company's restricted stock.

ITEM 6. INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended, of PacWest Bancorp, a Delaware corporation (Exhibit 3.1 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
3.2	Certificate of Amendment, dated May 14, 2010, to Certificate of Incorporation of PacWest Bancorp (Exhibit 3.1 to Form 8-K filed on May 14, 2010 and incorporated herein by this reference).
3.3	Certificate of Merger filed with the Delaware Secretary of State, dated April 7, 2014.
3.4	Certificate of Correction of Certificate of Merger filed with the Delaware Secretary of State, dated April 14, 2014.
3.5	Bylaws of PacWest Bancorp, a Delaware corporation, dated April 22, 2008 (Exhibit 3.2 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Earnings for the three months ended June 30, 2014, March 31, 2014, and June 30, 2013 and the six months ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended June 30, 2014, March 31, 2014, and June 30, 2013 and the six months ended June 30, 2014 and 2013, (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity for the six months ended June 30, 2014 and 2013, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) the Notes to Condensed Consolidated Financial Statements.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACWEST BANCORP

Date: August 8, 2014	/s/ VICTOR R. SANTORO
Victor R. Santoro
Executive Vice President and Chief Financial Officer