Form 10-Q
period 2014-09-30
PACWEST BANCORP
filed 2014-11-10
CIK 1102112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐      No  ☑
As of October 30, 2014 there were 101,912,280 shares of the registrant's common stock outstanding, excluding 1,115,550 shares of unvested restricted stock.

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
	(Dollars in thousands, except par value and share data)
ASSETS
Cash and due from banks	$145,463	$96,424
Interest-earning deposits in financial institutions	115,399	50,998
Total cash and cash equivalents	260,862	147,422
Securities available-for-sale, at fair value	1,539,681	1,494,745
Federal Home Loan Bank stock, at cost	45,602	27,939
Total investment securities	1,585,283	1,522,684
Gross loans and leases	11,591,395	4,313,335
Deferred fees and costs	(16,510)	(983)
Allowance for loan and lease losses	(81,899)	(82,034)
Total loans and leases, net	11,492,986	4,230,318
Equipment leased to others under operating leases	125,119	—
Premises and equipment, net	38,368	32,435
Foreclosed assets, net	40,524	55,891
Goodwill	1,722,129	208,743
Core deposit and customer relationship intangibles, net	18,823	17,248
FDIC loss sharing asset	22,977	45,524
Deferred tax asset, net	331,176	79,636
Other assets	300,098	193,462
Total assets	$15,938,345	$6,533,363

LIABILITIES:
Non interest-bearing deposits	$2,842,488	$2,318,446
Interest-bearing deposits	8,680,949	2,962,541
Total deposits	11,523,437	5,280,987
Borrowings	363,672	113,726
Subordinated debentures	433,545	132,645
Accrued interest payable and other liabilities	139,445	196,912
Total liabilities	12,460,099	5,724,270
Commitments and contingencies	0	0
STOCKHOLDERS' EQUITY:
Preferred stock ($0.01 par value; 5,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($0.01 par value, 200,000,000 and 75,000,000 shares authorized at September 30, 2014 and December 31, 2013, respectively; 104,225,010 and 46,526,124 shares issued, respectively, includes 1,115,550 and 1,216,524 shares of unvested restricted stock, respectively)	1,042	465
Additional paid-in capital	3,855,546	1,286,737
Accumulated deficit	(356,516)	(454,422)
Treasury stock, at cost (1,197,180 and 703,290 shares at September 30, 2014 and December 31, 2013, respectively)	(42,647)	(20,340)
Accumulated other comprehensive income, net	20,821	(3,347)
Total stockholders' equity	3,478,246	809,093
Total liabilities and stockholders' equity	$15,938,345	$6,533,363

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2014	2014	2013	2014	2013
	(Unaudited)
	(Dollars in thousands, except per share data)
Interest income:
Loans and leases	$189,961	$192,201	$75,196	$459,625	$199,374
Investment securities	12,331	11,986	9,871	35,140	26,501
Deposits in financial institutions	64	176	91	314	183
Total interest income	202,356	204,363	85,158	495,079	226,058
Interest expense:
Deposits	8,822	7,313	1,692	17,360	6,418
Borrowings	74	199	108	352	451
Subordinated debentures	4,614	4,318	1,069	9,973	2,734
Total interest expense	13,510	11,830	2,869	27,685	9,603
Net interest income	188,846	192,533	82,289	467,394	216,455
Provision (negative provision) for credit losses	5,050	5,030	(4,167)	9,436	(2,872)
Net interest income after provision (negative provision) for credit losses	183,796	187,503	86,456	457,958	219,327
Noninterest income:
Service charges on deposit accounts	2,725	2,719	2,938	8,446	8,568
Other commissions and fees	6,371	5,743	2,204	14,046	6,291
Leased equipment income	5,615	5,672	—	11,287	—
Gain (loss) on sale of loans and leases	973	(485)	604	594	1,108
Gain on securities	—	89	5,222	4,841	5,631
FDIC loss sharing expense, net	(7,415)	(8,525)	(7,032)	(27,370)	(15,579)
Other income	8,045	3,266	1,191	17,640	2,151
Total noninterest income	16,314	8,479	5,127	29,484	8,170
Noninterest expense:
Compensation and benefits	45,861	45,081	27,963	119,569	79,370
Occupancy	11,188	11,078	7,828	29,861	21,906
Data processing	3,929	4,099	2,590	10,568	7,278
Other professional services	3,687	2,843	1,906	8,053	4,984
Insurance and assessments	3,020	3,179	1,496	7,792	4,024
Intangible asset amortization	1,608	1,677	1,512	4,649	3,972
Other expense	13,355	12,115	7,875	32,758	19,860
Total operating expense	82,648	80,072	51,170	213,250	141,394
Leased equipment depreciation	2,961	3,095	—	6,056	—
Foreclosed assets expense (income), net	4,827	497	(420)	3,463	(934)
Acquisition, integration and reorganization costs	5,193	86,242	5,450	93,635	24,139
Total noninterest expense	95,629	169,906	56,200	316,404	164,599
Earnings from continuing operations before taxes	104,481	26,076	35,383	171,038	62,898
Income tax expense	(42,205)	(14,846)	(11,243)	(71,627)	(20,868)
Net earnings from continuing operations	62,276	11,230	24,140	99,411	42,030
(Loss) earnings from discontinued operations before taxes	(8)	(1,151)	39	(2,572)	(42)
Income tax benefit	3	476	(16)	1,067	18
Net (loss) earnings from discontinued operations	(5)	(675)	23	(1,505)	(24)
Net earnings	$62,271	$10,555	$24,163	$97,906	$42,006
Basic earnings per share:
Net earnings from continuing operations	$0.60	$0.11	$0.53	$1.20	$1.03
Net earnings	$0.60	$0.10	$0.53	$1.18	$1.03
Diluted earnings per share:
Net earnings from continuing operations	$0.60	$0.11	$0.53	$1.20	$1.03
Net earnings	$0.60	$0.10	$0.53	$1.18	$1.03
Dividends declared per share	$0.25	$0.25	$0.25	$0.75	$0.75
See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2014	2014	2013	2014	2013
	(Unaudited)
	(In thousands)
Net earnings	$62,271	$10,555	$24,163	$97,906	$42,006
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities available-for-sale (1)	93	23,011	4,070	45,395	(50,529)
Income tax benefit (expense) related to unrealized holding (losses) gains arising during the period (2)	607	(9,663)	483	(18,342)	23,415
Unrealized holding gains (losses) on securities available-for-sale, net of tax	700	13,348	4,553	27,053	(27,114)
Reclassification adjustment for gain included in net earnings (3)	—	(89)	(5,222)	(4,841)	(5,631)
Income tax expense related to reclassification adjustment (2)	—	37	—	1,956	172
Reclassification adjustment for gains included in earnings, net of tax	—	(52)	(5,222)	(2,885)	(5,459)
Other comprehensive income (loss), net of tax	700	13,296	(669)	24,168	(32,573)
Comprehensive income	$62,971	$23,851	$23,494	$122,074	$9,433

(1)	Recognized in "Other income" on the Condensed Consolidated Statements of Earnings.

(2)	Recognized in "Income Tax Expense" on the Condensed Consolidated Statements of Earnings.

(3)	Recognized in "Gain on securities" on the Condensed Consolidated Statements of Earnings.

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Nine Months Ended September 30, 2014
	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	(Unaudited)
	(Dollars in thousands, except share data)
Balance, December 31, 2013	45,822,834	$465	$1,286,737	$(454,422)	$(20,340)	$(3,347)	$809,093
Net earnings	—	—	—	97,906	—	—	97,906
Other comprehensive income - net unrealized gain on securities available-for-sale, net of tax	—	—	—	—	—	24,168	24,168
Issuance of common stock for merger with CapitalSource Inc.	56,601,997	566	2,593,504	—	—	—	2,594,070
Restricted stock awarded and earned stock compensation, net of shares forfeited	1,095,538	11	33,630	—	—	—	33,641
Restricted stock surrendered	(493,890)	—		—	(22,307)	—	(22,307)
Dividend reinvestment	1,351	—	57	—	—	—	57
Tax effect from vesting of restricted stock	—	—	4,402	—	—	—	4,402
Cash dividends paid	—	—	(62,784)	—	—	—	(62,784)
Balance, September 30, 2014	103,027,830	$1,042	$3,855,546	$(356,516)	$(42,647)	$20,821	$3,478,246

See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
	(Dollars in thousands)
Cash flows from operating activities:
Net earnings	$97,906	$42,006
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	28,434	23,768
Provision (negative provision) for credit losses	9,436	(2,872)
Gain on sale of foreclosed assets	(2,746)	(4,006)
Provision for losses on foreclosed assets	5,065	2,094
Gain on sale of loans and leases	(594)	(1,108)
Gain on sale of premises and equipment	(1,523)	(15)
Gain on sale of securities	(4,841)	(5,631)
Foreign currency gain	(1,331)	—
Derivatives loss	(1,062)	—
Earned stock compensation	33,641	6,545
Write off of goodwill relating to the asset financing segment reorganization	6,645	—
Tax effect included in stockholders' equity of restricted stock vesting	(4,402)	(985)
Decrease (increase) in deferred income taxes, net	47,938	4,267
Decrease in FDIC loss sharing asset	22,547	19,063
(Increase) decrease in other assets	(8,206)	6,254
Decrease in accrued interest payable and other liabilities	(79,644)	(22,952)
Net cash provided by operating activities	147,263	66,428

Cash flows from investing activities:
Cash acquired in acquisitions, net of cash consideration paid	346,047	273,013
Net (increase) decrease in loans and leases	(433,525)	221,779
Proceeds from sale of loans and leases	35,696	18,812
Securities available-for-sale:
Proceeds from maturities and paydowns	95,039	264,654
Proceeds from sales	465,608	12,810
Purchases	(186,969)	(504,936)
Collection of securities sales proceeds	484,084	—
Net redemptions of Federal Home Loan Bank stock	28,397	12,549
Proceeds from sales of foreclosed assets	20,097	28,918
Purchases of premises and equipment, net	(2,283)	(2,246)
Proceeds from sales of premises and equipment	3,759	26
Net decrease of equipment leased to others under operating leases	30,502	—
Net cash provided by investing activities	886,452	325,379

Cash flows from financing activities:
Net increase (decrease) in deposits:
Noninterest-bearing	420,478	28,310
Interest-bearing	(518,012)	(405,166)
Net decrease in borrowings	(742,109)	(4,258)
Restricted stock surrendered	(22,307)	(2,415)
Tax effect included in stockholders' equity of restricted vesting stock	4,402	985
Cash dividends paid	(62,727)	(29,648)
Net cash used in financing activities	(920,275)	(412,192)
Net increase (decrease) in cash and cash equivalents	113,440	(20,385)
Cash and cash equivalents, beginning of period	147,422	164,404
Cash and cash equivalents, end of period	$260,862	$144,019

Supplemental disclosures of cash flow information:
Cash paid for interest	$23,959	$10,604
Cash (received) paid for income taxes	(3,829)	16,703
Loans transferred to other real estate owned	667	12,754
Common stock issued in CapitalSource acquisition	2,594,070	—
Common stock issued in First California Financial Group acquisition	—	242,268
See "Notes to Condensed Consolidated Financial Statements."

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.  Organization
PacWest Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for our Los Angeles‑based wholly owned banking subsidiary, Pacific Western Bank, which we refer to as “Pacific Western” or the “Bank.” When we say “we,” “our,” or the “Company,” we mean the Company on a consolidated basis with the Bank. When we refer to “PacWest” or to the holding company, we are referring to the parent company on a stand‑alone basis. As of September 30, 2014, we had total assets of $15.9 billion, total loans and leases of $11.5 billion, total deposits of $11.5 billion and total stockholders' equity of $3.5 billion.
Pacific Western is a full-service commercial bank offering a broad range of banking products and services including: accepting demand, money market, and time deposits; originating loans and leases, including an array of commercial real estate loans and commercial lending products. The Bank has a foundation of locally generated and relationship-based deposits, with 80 full-service branches located throughout the state of California. Our branch operations are located primarily in Southern California extending from San Diego County to California’s Central Coast, and we operate three banking offices in the San Francisco Bay area and two offices in the Central Valley. Our targeted collateral for our real estate loan offerings includes healthcare properties, office properties, industrial properties, multifamily properties, hospitality properties, and retail properties. Our commercial loan products include equipment loans and leases, asset-based loans, lender finance loans and loans secured by borrower future cash flows.
As a result of the CapitalSource Inc. merger, Pacific Western Bank established the CapitalSource Division, which we also refer to as the National Lending segment. The CapitalSource Division provides on a nationwide basis a full spectrum of financing solutions across numerous industries and property types to small to middle market businesses. Pacific Western’s leasing operation, Pacific Western Equipment Finance, and its group specializing in asset-based lending, CapitalSource Business Finance Group (formerly BFI Business Finance and First Community Financial), also became part of the CapitalSource Division. The CapitalSource Division’s loan and lease origination efforts are conducted through offices located in Chevy Chase, Maryland; Los Angeles and San Jose, California; St. Louis, Missouri; Denver, Colorado; Chicago, Illinois; New York, New York; and Midvale, Utah. When we refer to "CapitalSource Inc." we are referring to the company acquired on April 7, 2014 and when we refer to the "CapitalSource Division" we are referring to a division of Pacific Western Bank that specializes in middle-market lending on a nationwide basis.
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
We have completed 27 acquisitions from May 2000 through September 30, 2014, including the acquisition of CapitalSource Inc. on April 7, 2014. Since 2000, our acquisitions have been accounted for using the acquisition method of accounting and, accordingly, the operating results of the acquired entities have been included in the condensed consolidated financial statements from their respective acquisition dates. See Note 3, Acquisitions, for more information about the CapitalSource Inc. merger and the acquisition of First California Financial Group, Inc. ("FCAL") on May 31, 2013.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Use of Estimates
We have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period to prepare these condensed consolidated financial statements in conformity with GAAP. Material estimates subject to change in the near term include, among other items, the allowance for credit losses, the carrying value and useful lives of intangible assets, the carrying value of the FDIC loss sharing asset, the realization of deferred tax assets, and the fair value estimates of assets acquired and liabilities assumed in acquisitions. These estimates may be adjusted as more current information becomes available, and any adjustment may be significant.
As described in Note 3, Acquisitions, the acquired assets and liabilities of CapitalSource Inc. and FCAL were measured at their estimated fair values. We made significant estimates and exercised significant judgment in estimating fair values and accounting for such acquired assets and assumed liabilities.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current period’s presentation format. As of September 30, 2014, the "Leases" loan portfolio segment is included in the "Equipment finance" class category of the "Commercial" loan portfolio segment; loan-related legal expenses which were previously reported within the "Other professional services" category are reported within the "Other expense" category; and other foreclosed assets which were previously reported within the "Other assets" category are reported within the "Foreclosed assets, net" category.
Note 2.  Discontinued Operations
Discontinued operations include the income and expense related to Electronic Payment Services ("EPS"), a discontinued division of the Bank acquired in connection with the FCAL acquisition. For the three months ended September 30, 2014, the EPS division recorded no revenues and a pre-tax loss of $8,000. For the nine months ended September 30, 2014, the EPS division recorded no revenues and a pre-tax loss of $2.6 million. Liabilities of the EPS division, which consist primarily of noninterest‑bearing deposits, are included in the condensed consolidated balance sheets under the caption “Accrued interest payable and other liabilities.” For segment reporting purposes, the EPS division is included in our Community Banking segment.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 3.  Acquisitions
The following assets acquired and liabilities assumed of CapitalSource Inc. and FCAL are presented at estimated fair value as of their respective acquisition dates:

	Acquisition and Date Acquired
	CapitalSource Inc.	First California Financial Group
	April 7, 2014	May 31, 2013
	(In thousands)
Assets Acquired:
Cash and due from banks	$768,553	$6,124
Interest‑earning deposits in financial institutions	60,612	266,889
Investment securities available‑for‑sale	382,797	4,444
FHLB SF stock	46,060	9,518
Loans and leases	6,877,427	1,049,613
Equipment leased to others under operating leases	160,015	—
Premises and equipment	12,663	15,322
Foreclosed assets	6,382	13,772
FDIC loss sharing asset	—	17,241
Income tax assets	311,462	33,360
Goodwill	1,520,031	129,070
Core deposit and customer relationship intangibles	6,720	7,927
Other assets	581,905	27,576
Total assets acquired	$10,734,627	$1,580,856
Liabilities Assumed:
Noninterest‑bearing deposits	$4,631	$361,166
Interest‑bearing deposits	6,236,419	739,713
Other borrowings	992,109	—
Subordinated debentures	300,918	24,061
Discontinued operations	—	184,619
Accrued interest payable and other liabilities	123,362	19,729
Total liabilities assumed	$7,657,439	$1,329,288
Total consideration paid	$3,077,188	$251,568
Summary of consideration:
Cash paid	$483,118	$—
PacWest common stock issued	2,594,070	242,268
Cancellation of FCAL common stock owned by PacWest (at acquisition date fair value)	—	9,300
Total	$3,077,188	$251,568
CapitalSource Inc. Merger
We acquired CapitalSource Inc. on April 7, 2014. As part of the merger, CapitalSource Bank (“CSB”), a wholly owned subsidiary of CapitalSource Inc., merged with and into Pacific Western Bank. We completed the merger in order to augment our loan and lease generation capabilities and to diversify our loan portfolio.
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
In the merger with CapitalSource Inc., each share of CapitalSource Inc. common stock was converted into the right to receive $2.47 in cash and 0.2837 of a share of PacWest common stock. PacWest issued an aggregate of approximately 56.6 million  shares of PacWest common stock to CapitalSource Inc. stockholders. Based on the closing price of PacWest’s common stock on April 7,

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

2014 of $45.83 per share, the aggregate consideration paid to CapitalSource Inc. common stockholders and holders of equity awards to acquire CapitalSource Inc. common stock was approximately $3.1 billion.
CSB was a commercial lender which operated under a California Industrial Loan Bank charter headquartered in Los Angeles, California. CSB provided financial products to small to middle market businesses nationwide and also provided depository products and services to consumers in Southern and Central California. CSB’s loan origination efforts were conducted nationwide, and continue as part of the CapitalSource Division, with offices located in Chevy Chase, Maryland; Los Angeles, California; St. Louis, Missouri; Denver, Colorado; Chicago, Illinois; and New York, New York.
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
In general, an “ownership change” would occur if PacWest’s “5‑percent shareholders,” as defined under Section 382 of the Code, collectively increase their ownership in PacWest, in relation to their respective historical low points, by more than 50 percentage points over a rolling three‑year period. In general, institutional holders that file as “investment advisers” for SEC purposes, such as mutual fund companies that hold PacWest common stock on behalf of several individual mutual funds where no single fund owns five percent or more of PacWest’s common stock, are typically not treated as “5‑percent shareholders” for purposes of Section 382 of the Code.
First California Financial Group Acquisition
On May 31, 2013, we acquired First California Financial Group, Inc. As part of this acquisition, First California Bank ("FCB"), a wholly owned subsidiary of FCAL, merged with and into Pacific Western. The FCAL acquisition has been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the May 31, 2013 acquisition date. The application of the acquisition method of accounting resulted in goodwill of $129.1 million. All of the recognized goodwill is expected to be non‑deductible for tax purposes.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Inc. and FCAL acquisitions been completed at the beginning of 2013. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2014	2013
	(Dollars in thousands, except per share data)
Pro forma revenues (net interest income plus noninterest income)	$209,558	$591,283	$606,570
Pro forma net earnings from continuing operations	$82,662	$177,846	$180,219
Pro forma net earnings from continuing operations per share:
Basic	$0.81	$1.73	$1.76
Diluted	$0.81	$1.73	$1.76
No pro forma results of operations information have been provided for the three months ended September 30, 2014 as CapitalSource Inc. was acquired on April 7, 2014 and the actual results of CapitalSource Inc. and the Company are included together for this three-month period in the condensed consolidated statements of earnings.
Revenues and pre-tax net earnings from operations related to CapitalSource Inc. from the April 7, 2014 merger date through September 30, 2014, and included in the consolidated statement of earnings, were $259.0 million and $94.4 million, respectively.
Note 4.  Goodwill and Other Intangible Assets
Goodwill arises from the acquisition method of accounting for business combinations and represents the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. Our intangible assets with definite lives are core deposit intangibles ("CDI") and customer relationship intangibles ("CRI"). In the second quarter of 2014, we wrote-off $6.6 million of goodwill and $0.5 million of CRI related to the reorganization of the legacy PacWest asset financing segment. These amounts are included in "Acquisition, integration and reorganization costs" in the condensed consolidated statement of earnings. In the third quarter of 2014, we had no such write-offs.
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
CDI and CRI are amortized over their respective estimated useful lives and reviewed for impairment at least quarterly. The amortization expense represents the estimated decline in the value of the underlying deposits or loan customers acquired. The weighted average amortization period remaining for all of our CDI and CRI is 4.6 years. The aggregate CDI and CRI amortization expense is expected to be $6.7 million for 2014. The estimated aggregate amortization expense related to these intangible assets for each of the next five years is $6.0 million for 2015, $4.1 million for 2016, $2.3 million for 2017, $2.0 million for 2018 and $1.7 million for 2019.
The following table presents the changes in the carrying amount of goodwill for the period indicated:

Goodwill
(In thousands)
Balance, December 31, 2013	$208,743
Addition from the CapitalSource Inc. merger	1,520,031
Write-off of goodwill	(6,645)
Balance, September 30, 2014	$1,722,129

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the changes in CDI and CRI and the related accumulated amortization for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2014	2014	2013	2014	2013
	(In thousands)
Gross Amount of CDI and CRI:
Balance, beginning of period	$53,090	$48,963	$53,339	$48,963	$45,412
Additions	—	6,720	—	6,720	7,927
Fully amortized portion	—	(1,293)	(4,376)	(1,293)	(4,376)
Write-off	—	(1,300)	—	(1,300)	—
Balance, end of period	53,090	53,090	48,963	53,090	48,963
Accumulated Amortization:
Balance, beginning of period	(32,659)	(33,079)	(33,149)	(31,715)	(30,689)
Amortization	(1,608)	(1,677)	(1,512)	(4,649)	(3,972)
Fully amortized portion	—	1,293	4,376	1,293	4,376
Write-off	—	804	—	804	—
Balance, end of period	(34,267)	(32,659)	(30,285)	(34,267)	(30,285)
Net CDI and CRI, end of period	$18,823	$20,431	$18,678	$18,823	$18,678

Note 5. Investments
Securities Available-for-Sale
The following table presents amortized cost, gross unrealized gains and losses, and carrying values of securities available-for-sale. As of September 30, 2014 and December 31, 2013, our investment securities, available-for-sale were as follows:

	September 30, 2014				December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Residential mortgage-backed securities:
Government agency and
government-sponsored enterprise
pass through securities	$537,969	$17,917	$(799)	$555,087	$691,944	$18,012	$(2,768)	$707,188
Government agency and
government-sponsored enterprise
collateralized mortgage obligations	280,820	1,456	(2,485)	279,791	197,069	388	(4,584)	192,873
Covered private label collateralized
mortgage obligations	27,830	7,568	(89)	35,309	30,502	7,552	(150)	37,904
Other private label collateralized
mortgage obligations	12,563	35	(5)	12,593	—	—	—	—
Municipal securities	473,426	12,212	(3,211)	482,427	459,182	1,749	(24,273)	436,658
Corporate debt securities	110,032	2,139	(28)	112,143	84,119	71	(1,483)	82,707
Government-sponsored enterprise debt
securities	36,214	168	—	36,382	10,046	—	(174)	9,872
Other securities	26,044	33	(128)	25,949	27,654	2	(113)	27,543
Total	$1,504,898	$41,528	$(6,745)	$1,539,681	$1,500,516	$27,774	$(33,545)	$1,494,745

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The covered private label collateralized mortgage obligations ("CMO's") were acquired in the FDIC-assisted acquisition of Affinity Bank in August 2009. The loss sharing provisions for these private label CMO's expired in the third quarter of 2014. Other securities consist primarily of asset‑backed securities. See Note 11, Fair Value Measurements, for information on fair value measurements and methodology.
As of September 30, 2014, securities available‑for‑sale with a carrying value of $294.6 million were pledged as collateral for borrowings, public deposits and other purposes as required by various statutes and agreements.
During the three months ended September 30, 2014 and 2013, we sold no securities. However, during the three months ended September 30, 2013, we recorded a $5.2 million non-taxable gain to recognize our previously-held equity interest in FCAL common stock at its fair market value as of the acquisition date.
During the nine months ended September 30, 2014, we sold $461.7 million of GSE pass through securities, other securities, and securities obtained in the CapitalSource Inc. merger, for which we realized gains of $4.9 million. During the nine months ended September 30, 2013, we sold $12.4 million in corporate debt securities for which we realized gains of $409,000.
Realized gains or losses resulting from the sale of securities are calculated using the specific identification method and included in gain on securities. During the three months ended September 30, 2014 and 2013, we had $0.7 million and $(0.7) million, respectively, of net unrealized after-tax gains (losses) as a component of accumulated other comprehensive income, net.
Unrealized Losses on Investment Securities
As of September 30, 2014 and December 31, 2013, the gross unrealized losses and fair values of investment securities that were in unrealized loss positions, for which other-than-temporary impairments have not been recognized in earnings, were as follows:

	September 30, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	(In thousands)
Residential mortgage-backed securities:
Government agency and government-
sponsored enterprise pass through
securities	$38,316	$(191)	$27,894	$(608)	$66,210	$(799)
Government agency and government-
sponsored enterprise collateralized
mortgage obligations	159,329	(967)	42,340	(1,518)	201,669	(2,485)
Covered private label collateralized
mortgage obligations	—	—	1,050	(89)	1,050	(89)
Other private label collateralized
mortgage obligations	893	(5)	—	—	893	(5)
Municipal securities	18,058	(75)	133,602	(3,136)	151,660	(3,211)
Corporate debt securities	—	—	12,971	(28)	12,971	(28)
securities	—	—	—	—	—	—
Other securities	6,427	(108)	10,030	(20)	16,457	(128)
Total	$223,023	$(1,346)	$227,887	$(5,399)	$450,910	$(6,745)

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
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

We reviewed the securities that were in a loss position at September 30, 2014, and concluded their losses were a result of the level of market interest rates relative to the types of securities and pricing changes caused by shifting supply and demand dynamics and not a result of downgraded credit ratings or other indicators of deterioration of the underlying issuers' ability to repay. Accordingly, we determined the securities were temporarily impaired and we did not recognize such impairment in the condensed consolidated statements of earnings. Additionally, we have no plans to sell these securities and believe that it is more likely than not we would not be required to sell these securities before recovery of their amortized cost.
Contractual Maturities
The following table presents the contractual maturities of our available-for-sale securities portfolio based on amortized cost and carrying value as of the date indicated.

	September 30, 2014
	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$4,386	$4,422
Due after one year through five years	85,057	85,209
Due after five years through ten years	249,748	252,685
Due after ten years	1,165,707	1,197,365
Total securities available-for-sale	$1,504,898	$1,539,681
Mortgage-backed securities have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities may differ from contractual maturities because obligors and/or issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

FHLB Stock
At September 30, 2014, we had a $45.6 million investment in Federal Home Loan Bank of San Francisco ("FHLB SF") stock carried at cost. During the nine months ended September 30, 2014, FHLB SF stock increased $17.7 million due primarily to the addition of FHLB SF stock from the CapitalSource Inc. merger. We evaluated the carrying value of our FHLB SF stock investment at September 30, 2014, and determined that it was not impaired. Our evaluation considered the long-term nature of the investment, the current financial and liquidity position of the FHLB SF, repurchase activity of excess stock by the FHLB SF at its carrying value, the return on the investment, and our intent and ability to hold this investment for a period of time sufficient to recover our recorded investment.
Interest Income on Investment Securities
The following table presents the composition of our interest income on investment securities:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2014	2014	2013	2014	2013
	(In thousands)
Taxable interest	$7,850	$7,668	$6,028	$22,438	$16,979
Non-taxable interest	3,343	3,333	3,302	10,004	8,443
Dividend income	1,138	985	541	2,698	1,079
Total interest income on investment securities	$12,331	$11,986	$9,871	$35,140	$26,501
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
In the CapitalSource Inc. merger, the estimated fair value of the loans and leases acquired, excluding PCI loans, was $6.8 billion, the related gross contractual cash flows was $9.4 billion, and the estimated contractual cash flows not expected to be collected was $839.8 million. The estimated fair value of loans acquired that were identified as PCI loans was $79.2 million.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the accretable yield on the PCI loans acquired in the CapitalSource Inc. merger as of April 7, 2014:

April 7, 2014 Accretable Yield
(In thousands)
Undiscounted contractual cash flows	$227,688
Undiscounted cash flows not expected to be collected (nonaccretable difference)	(134,726)
Undiscounted cash flows expected to be collected	92,962
Estimated fair value of PCI loans acquired	(79,234)
Accretable yield	$13,728

The following table summarizes the composition of our loan and lease portfolio as of the dates indicated:

	September 30, 2014			December 31, 2013
	Non-PCI			Non-PCI
	Loans	PCI		Loans	PCI
	and Leases	Loans	Total	and Leases	Loans	Total
	(In thousands)
Real estate mortgage	$5,406,371	$314,919	$5,721,290	$2,424,864	$371,134	$2,795,998
Real estate construction	285,109	8,208	293,317	209,090	10,427	219,517
Commercial	5,440,144	27,961	5,468,105	1,241,776	974	1,242,750
Consumer	108,340	343	108,683	54,809	261	55,070
Total gross loans and leases	11,239,964	351,431	11,591,395	3,930,539	382,796	4,313,335
Deferred fees and costs	(16,458)	(52)	(16,510)	(983)	—	(983)
Total loans and leases, net of unearned income	11,223,506	351,379	11,574,885	3,929,556	382,796	4,312,352
Allowance for loan and lease losses	(63,084)	(18,815)	(81,899)	(60,241)	(21,793)	(82,034)
Total net loans and leases	$11,160,422	$332,564	$11,492,986	$3,869,315	$361,003	$4,230,318

The following tables present a summary of the activity in the allowance for loan and lease losses on Non‑PCI loans and leases by portfolio segment and PCI loans for the periods indicated:

	Three Months Ended September 30, 2014
	Real Estate Mortgage	Real Estate Construction	Commercial	Consumer	Total Non-PCI	Total PCI	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$22,276	$4,302	$35,530	$3,415	$65,523	$16,626	$82,149
Charge-offs	(395)	—	(7,282)	(171)	(7,848)	(108)	(7,956)
Recoveries	1,312	24	337	52	1,725	—	1,725
Provision (negative provision)	3,810	1,591	422	(2,139)	3,684	2,297	5,981
Balance, end of period	$27,003	$5,917	$29,007	$1,157	$63,084	$18,815	$81,899

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2014
	Real Estate Mortgage	Real Estate Construction	Commercial	Consumer	Total Non-PCI	Total PCI	Total
	(In thousands)
Allowance for Loan and Lease Losses:
Balance, beginning of period	$26,078	$4,298	$26,921	$2,944	$60,241	$21,793	$82,034
Charge-offs	(976)	—	(9,049)	(203)	(10,228)	(4,712)	(14,940)
Recoveries	1,949	112	1,301	294	3,656	51	3,707
Provision (negative provision)	(48)	1,507	9,834	(1,878)	9,415	1,683	11,098
Balance, end of period	$27,003	$5,917	$29,007	$1,157	$63,084	$18,815	$81,899

Amount of the allowance applicable to loans and leases:
Individually evaluated for impairment	$1,568	$119	$7,654	$34	$9,375
Collectively evaluated for impairment	$25,435	$5,798	$21,353	$1,123	$53,709
Acquired loans with deteriorated credit quality						$18,815
Loan and Leases:
Ending balance	$5,398,244	$283,067	$5,433,787	$108,408	$11,223,506	$351,379	$11,574,885
The ending balance of the loan and lease portfolio is composed of loans and leases:
Individually evaluated for impairment	$59,729	$12,692	$47,180	$3,655	$123,256
Collectively evaluated for impairment	$5,338,515	$270,375	$5,386,607	$104,753	$11,100,250
Acquired loans with deteriorated credit quality						$351,379

	Three Months Ended September 30, 2013
	Real Estate Mortgage	Real Estate Construction	Commercial	Consumer	Total Non-PCI	Total PCI	Total
	(In thousands)
Allowance for loan and lease losses:
Balance, beginning of period	$31,804	$3,432	$26,343	$1,667	$63,246	$27,397	$90,643
Charge-offs	(281)	—	(2,439)	(75)	(2,795)	—	(2,795)
Recoveries	152	179	324	15	670	5	675
Provision (negative provision)	(2,069)	(66)	1,233	332	(570)	(4,167)	(4,737)
Balance, end of period	$29,606	$3,545	$25,461	$1,939	$60,551	$23,235	$83,786

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2013
	Real Estate Mortgage	Real Estate Construction	Commercial	Consumer	Total Non-PCI	Total PCI	Total
	(In thousands)
Allowance for loan and lease losses:
Balance, beginning of period	$38,700	$3,221	$22,252	$1,726	$65,899	$26,069	$91,968
Charge-offs	(3,840)	—	(4,631)	(111)	(8,582)	—	(8,582)
Recoveries	1,665	514	2,028	57	4,264	38	4,302
Provision (negative provision)	(6,919)	(190)	5,812	267	(1,030)	(2,872)	(3,902)
Balance, end of period	$29,606	$3,545	$25,461	$1,939	$60,551	$23,235	$83,786

Amount of the allowance applicable to loans and leases:
Individually evaluated for impairment	$3,225	$103	$6,147	$240	$9,715
Collectively evaluated for impairment	$26,381	$3,442	$19,314	$1,699	$50,836
Acquired loans with deteriorated credit quality						$23,235
Loan and Leases:
Ending balance	$2,548,932	$188,872	$1,178,923	$33,909	$3,950,636	$432,757	$4,383,393
The ending balance of the loan and lease portfolio is composed of loans and leases:
Individually evaluated for impairment	$90,329	$14,878	$25,083	$792	$131,082
Collectively evaluated for impairment	$2,458,603	$173,994	$1,153,840	$33,117	$3,819,554
Acquired loans with deteriorated credit quality						$432,757

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

	September 30, 2014			December 31, 2013
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(In thousands)
Real estate mortgage:
Hospitality	$504,066	$15,284	$519,350	$168,216	$12,337	$180,553
SBA	344,285	7,483	351,768	39,869	5,297	45,166
Other	4,430,742	96,384	4,527,126	2,132,109	64,279	2,196,388
Total real estate mortgage	5,279,093	119,151	5,398,244	2,340,194	81,913	2,422,107
Real estate construction:
Residential	71,961	925	72,886	58,131	750	58,881
Commercial	205,258	4,923	210,181	142,607	6,291	148,898
Total real estate construction	277,219	5,848	283,067	200,738	7,041	207,779
Commercial:
Collateralized	416,759	11,818	428,577	567,643	18,838	586,481
Unsecured	125,373	1,666	127,039	151,896	1,856	153,752
Asset-based	1,575,920	18,512	1,594,432	195,569	6,859	202,428
Cash flow	2,238,196	76,002	2,314,198	—	—	—
Equipment finance	906,494	21,966	928,460	272,851	632	273,483
SBA	39,042	2,039	41,081	22,880	5,761	28,641
Total commercial	5,301,784	132,003	5,433,787	1,210,839	33,946	1,244,785
Consumer	104,424	3,984	108,408	50,474	4,411	54,885
Total Non-PCI loans and leases	$10,962,520	$260,986	$11,223,506	$3,802,245	$127,311	$3,929,556
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present an aging analysis of our Non‑PCI loans and leases by portfolio segment and class as of the dates indicated:

	September 30, 2014
	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate mortgage:
Hospitality	$—	$—	$—	$519,350	$519,350
SBA	2,304	516	2,820	348,948	351,768
Other	8,150	13,128	21,278	4,505,848	4,527,126
Total real estate mortgage	10,454	13,644	24,098	5,374,146	5,398,244
Real estate construction:
Residential	—	542	542	72,344	72,886
Commercial	1,928	1,487	3,415	206,766	210,181
Total real estate construction	1,928	2,029	3,957	279,110	283,067
Commercial:
Collateralized	56	940	996	427,581	428,577
Unsecured	38	25	63	126,976	127,039
Asset-based	271	—	271	1,594,161	1,594,432
Cash flow	235	—	235	2,313,963	2,314,198
Equipment finance	119	132	251	928,209	928,460
SBA	—	—	—	41,081	41,081
Total commercial	719	1,097	1,816	5,431,971	5,433,787
Consumer	168	3,244	3,412	104,996	108,408
Total Non-PCI loans and leases	$13,269	$20,014	$33,283	$11,190,223	$11,223,506

	December 31, 2013
	30-89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Real estate mortgage:
Hospitality	$—	$—	$—	$180,553	$180,553
SBA	2,564	—	2,564	42,602	45,166
Other	13,026	2,406	15,432	2,180,956	2,196,388
Total real estate mortgage	15,590	2,406	17,996	2,404,111	2,422,107
Real estate construction:
Residential	—	—	—	58,881	58,881
Commercial	—	2,013	2,013	146,885	148,898
Total real estate construction	—	2,013	2,013	205,766	207,779
Commercial:
Collateralized	473	259	732	585,749	586,481
Unsecured	83	68	151	153,601	153,752
Asset-based	—	—	—	202,428	202,428
Equipment finance	2,662	244	2,906	270,577	273,483
SBA	1,770	243	2,013	26,628	28,641
Total commercial	4,988	814	5,802	1,238,983	1,244,785
Consumer	3,319	—	3,319	51,566	54,885
Total Non-PCI loans and leases	$23,897	$5,233	$29,130	$3,900,426	$3,929,556

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

At September 30, 2014 and December 31, 2013, the Company had no loans and leases (excluding PCI loans) that were greater than 90 days past due and still accruing interest. It is the Company’s policy to discontinue accruing interest when principal or interest payments are past due 90 days or more unless the loan is both well secured and in the process of collection or when, in the opinion of management, there is a reasonable doubt as to the collectability of a loan or lease in the normal course of business.
The following table presents our nonaccrual and performing Non‑PCI loans and leases by portfolio segment and class as of the dates indicated:

	September 30, 2014			December 31, 2013
	Nonaccrual	Performing	Total	Nonaccrual	Performing	Total
	(In thousands)
Real estate mortgage:
Hospitality	$6,451	$512,899	$519,350	$6,723	$173,830	$180,553
SBA	7,483	344,285	351,768	2,602	42,564	45,166
Other	26,575	4,500,551	4,527,126	18,648	2,177,740	2,196,388
Total real estate mortgage	40,509	5,357,735	5,398,244	27,973	2,394,134	2,422,107
Real estate construction:
Residential	925	71,961	72,886	389	58,492	58,881
Commercial	2,703	207,478	210,181	2,830	146,068	148,898
Total real estate construction	3,628	279,439	283,067	3,219	204,560	207,779
Commercial:
Collateralized	5,165	423,412	428,577	9,991	576,490	586,481
Unsecured	226	126,813	127,039	458	153,294	153,752
Asset-based	5,003	1,589,429	1,594,432	1,070	201,358	202,428
Cash flow	15,958	2,298,240	2,314,198	—	—	—
Equipment finance	12,885	915,575	928,460	632	272,851	273,483
SBA	2,039	39,042	41,081	3,037	25,604	28,641
Total commercial	41,276	5,392,511	5,433,787	15,188	1,229,597	1,244,785
Consumer	3,535	104,873	108,408	394	54,491	54,885
Total Non-PCI loans and leases	$88,948	$11,134,558	$11,223,506	$46,774	$3,882,782	$3,929,556
At September 30, 2014, nonaccrual loans and leases totaled $88.9 million. Nonaccrual loans and leases included $7.4 million of loans 30 to 89 days past due and $61.6 million of current loans that were placed on nonaccrual status based on management’s judgment regarding their collectibility. Nonaccrual loans and leases totaled $46.8 million at December 31, 2013, including $4.2 million of loans 30 to 89 days past due and $37.3 million of current loans that were placed on nonaccrual status based on management’s judgment regarding their collectibility.
Non‑PCI nonaccrual loans and leases and performing restructured loans are considered impaired for reporting purposes. The following table presents the composition of our impaired loans and leases as of the dates indicated:

	September 30, 2014			December 31, 2013
		Performing	Total		Performing	Total
	Nonaccrual	Restructured	Impaired	Nonaccrual	Restructured	Impaired
	Loans/Leases	Loans	Loans/Leases	Loans/Leases	Loans	Loans/Leases
	(In thousands)
Real estate mortgage	$40,509	$19,220	$59,729	$27,973	$34,303	$62,276
Real estate construction	3,628	9,064	12,692	3,219	4,293	7,512
Commercial	41,276	5,904	47,180	15,188	2,744	17,932
Consumer	3,535	120	3,655	394	308	702
Total	$88,948	$34,308	$123,256	$46,774	$41,648	$88,422

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present information regarding our Non‑PCI impaired loans and leases by portfolio segment and class for the dates indicated:

	September 30, 2014			December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$1,957	$1,956	$92	$5,717	$6,215	$198
SBA	—	—	—	1,642	1,643	230
Other	13,302	13,389	1,476	15,937	16,571	1,760
Real estate construction:
Residential	767	767	72	778	778	168
Commercial	1,162	4,945	47	1,250	1,250	1
Commercial:
Collateralized	5,404	5,789	3,536	4,377	4,692	4,270
Unsecured	620	631	416	801	829	375
Asset-based	262	262	262	1,070	1,070	180
Cash flow	15,958	18,014	2,666	—	—	—
Equipment finance	1,864	1,864	774	—	—	—
SBA	—	—	—	1,136	1,136	178
Consumer	146	145	34	424	471	240
With No Related Allowance Recorded:
Real estate mortgage:
Hospitality	$6,451	$7,593	$—	$3,013	$3,385	$—
SBA	7,483	10,712	—	2,602	3,646	—
Other	30,536	41,596	—	33,365	46,062	—
Real estate construction:
Residential	542	550	—	—	—	—
Commercial	10,221	10,995	—	5,484	9,923	—
Commercial:
Collateralized	3,820	10,932	—	6,700	9,924	—
Unsecured	180	278	—	179	247	—
Asset-based	4,741	5,584	—	—	—	—
Cash flow	—	505	—	—	—	—
Equipment finance	11,021	14,809	—	632	632	—
SBA	3,310	4,984	—	3,037	4,945	—
Consumer	3,509	3,681	—	278	394	—
Total Non-PCI Loans and Leases With and Without an Allowance Recorded:
Real estate mortgage	$59,729	$75,246	$1,568	$62,276	$77,522	$2,188
Real estate construction	12,692	17,257	119	7,512	11,951	169
Commercial	47,180	63,652	7,654	17,932	23,475	5,003
Consumer	3,655	3,826	34	702	865	240
Total	$123,256	$159,981	$9,375	$88,422	$113,813	$7,600

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,
	2014		2013
	Weighted Average Balance(1)	Interest Income Recognized	Weighted Average Balance(1)	Interest Income Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$1,963	$20	$8,779	$226
SBA	—	—	1,659	23
Other	13,401	99	51,327	513
Real estate construction:
Residential	768	4	393	—
Commercial	1,176	6	8,540	87
Commercial:
Collateralized	5,815	43	3,804	10
Unsecured	624	6	2,062	8
Asset-based	265	—	223	5
Cash flow	15,695	—	—	—
Equipment finance	1,889	—	—	—
SBA	—	—	1,094	12
Consumer	148	2	436	3
With No Related Allowance Recorded:
Real estate mortgage:
Hospitality	$6,485	$—	$—	$—
SBA	7,746	38	2,935	—
Other	31,313	87	25,041	133
Real estate construction:
Residential	542	—	441	—
Commercial	10,236	74	4,568	(59)
Commercial:
Collateralized	5,252	21	4,266	—
Unsecured	202	—	179	—
Asset-based	—	—	—	—
Cash flow	—	—	—	—
Equipment finance	9,818	671	244	—
SBA	3,756	36	2,872	5
Consumer	3,745	2	173	—
Total Non-PCI Loans and Leases With and Without an Allowance Recorded:
Real estate mortgage	$60,908	$244	$89,741	$895
Real estate construction	12,722	84	13,942	28
Commercial	43,316	777	14,744	40
Consumer	3,893	4	609	3
Total	$120,839	$1,109	$119,036	$966
_________________________

(1)
For the loans and leases (excluding PCI loans) reported as impaired at September 30, 2014 and 2013, amounts were calculated based on the period of time such loans and leases were impaired during the reported period.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30,
	2014		2013
	Weighted Average Balance(1)	Interest Income Recognized	Weighted Average Balance(1)	Interest Income Recognized
	(In thousands)
With An Allowance Recorded:
Real estate mortgage:
Hospitality	$1,971	$60	$8,770	$109
SBA	—	—	1,649	23
Other	13,218	376	47,411	481
Real estate construction:
Residential	770	12	391	—
Commercial	539	13	8,541	88
Commercial:
Collateralized	5,167	92	4,467	7
Unsecured	664	18	787	8
Asset-based	268	—	2,377	—
Cash flow	5,232	—	—	—
Equipment finance	1,073	—	—	—
SBA	—	—	1,278	12
Consumer	1,890	11	429	3
With No Related Allowance Recorded:
Real estate mortgage:
Hospitality	$6,529	$—	$—	$—
SBA	5,378	38	2,791	—
Other	26,235	240	25,540	410
Real estate construction:
Residential	406	—	435	—
Commercial	8,888	171	5,511	98
Commercial:
Collateralized	2,772	52	8,989	15
Unsecured	264	—	217	—
Asset-based	1,560	—	—	—
Cash flow	58	—	—	—
Equipment finance	7,436	671	244	—
SBA	2,189	36	2,846	5
Consumer	1,417	2	248	—
Total Non-PCI Loans and Leases With and Without an Allowance Recorded:
Real estate mortgage	$53,331	$714	$86,161	$1,023
Real estate construction	10,603	196	14,878	186
Commercial	26,683	869	21,205	47
Consumer	3,307	13	677	3
Total	$93,924	$1,792	$122,921	$1,259
_________________________

(1)
For the loans and leases (excluding PCI loans) reported as impaired at September 30, 2014 and 2013, amounts were calculated based on the period of time such loans and leases were impaired during the reported period.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Troubled debt restructurings are a result of rate reductions, term extensions, fee concessions, and debt forgiveness or a combination thereof. The following tables present new troubled debt restructurings of Non-PCI loans for the periods indicated:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
Troubled Debt Restructurings:	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Real estate mortgage:
SBA	1	$64	$64	—	$—	$—
Other	7	10,496	10,496	—	—	—
Commercial:
Collateralized	9	1,507	1,507	8	4,824	4,824
Unsecured	3	173	173	2	499	499
Asset-based	—	—	—	1	17	17
SBA	2	1,313	1,313	—	—	—
Consumer	3	183	183	—	—	—
Total	25	$13,736	$13,736	11	$5,340	$5,340

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
Troubled Debt Restructurings:	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars In thousands)
Real estate mortgage:
SBA	1	$64	$64	—	$—	$—
Other	15	14,352	14,352	12	16,215	16,215
Real estate construction - Commercial	2	4,920	4,920	—	—	—
Commercial:
Collateralized	15	4,853	4,853	7	4,553	4,553
Unsecured	5	211	211	5	502	502
Asset-based	—	—	—	1	2,032	2,032
SBA	2	1,313	1,313	4	137	137
Consumer	4	307	307	—	—	—
Total	44	$26,020	$26,020	29	$23,439	$23,439

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present troubled debt restructurings that subsequently defaulted for the periods indicated:

	Three Months Ended September 30,
	2014			2013
Troubled Debt Restructurings	Number of	Recorded		Number of	Recorded
That Subsequently Defaulted:	Loans	Investment(1)		Loans	Investment(1)
	(Dollars in thousands)
Real estate construction - Commercial	1	$1,190		—	$—
Commercial - Unsecured	2	37		2	70
Total	3	$1,227	(2)	2	$70	(3)
_________________________

(1)
The population of defaulted restructured loans for the period indicated includes only those loans restructured during the preceding 12-month period. The table excludes defaulted troubled restructurings in those classes for which the recorded investment was zero at the end of the period.

(2)	Represents the balance at September 30, 2014, and is net of charge-offs of $0.2 million.

(3)	Represents the balance at September 30, 2013 and there were no charge-offs.

	Nine Months Ended September 30,
	2014			2013
Troubled Debt Restructurings	Number of	Recorded		Number of	Recorded
That Subsequently Defaulted:	Loans	Investment(1)		Loans	Investment(1)
	(Dollars in thousands)
Real estate mortgage - Other	—	$—		1	$1,327
Real estate construction - Commercial	1	1,190		—	—
Commercial:
Collateralized	1	22		1	427
Unsecured	2	37		2	70
Consumer	1	109		—	—
Total	5	$1,358	(2)	4	$1,824	(3)
_________________________

(1)
The population of defaulted restructured loans for the period indicated includes only those loans restructured during the preceding 12-month period. The table excludes defaulted troubled restructurings in those classes for which the recorded investment was zero at the end of the period.

(2)	Represents the balance at September 30, 2014, and is net of charge-offs of $0.2 million

(3)	Represents the balance at September 30, 2013, and is net of charge-offs of $1.1 million

Purchased Credit Impaired (PCI) Loans
The following table reflects the PCI loans by portfolio segment as of the dates indicated:

	September 30, 2014	December 31, 2013
	(In thousands)
Real estate mortgage	$356,151	$412,791
Real estate construction	8,506	12,015
Commercial	28,532	3,021
Consumer	402	424
Total gross PCI loans	393,591	428,251
Less:
Discount	(42,212)	(45,455)
Allowance for loan losses	(18,815)	(21,793)
Total net PCI loans	$332,564	$361,003

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the changes in the carrying amount of PCI loans and accretable yield on those loans for the period indicated:

	Carrying Amount	Accretable Yield
	(In thousands)
Balance, December 31, 2013	$361,003	$(139,568)
Addition	79,234	(13,728)
Accretion	45,919	45,919
Payments received	(151,910)	—
Decrease in expected cash flows, net	—	(12,435)
Provision for credit losses	(1,682)	—
Balance, September 30, 2014	$332,564	$(119,812)
The following table presents the credit risk rating categories for PCI loans by portfolio segment as of the dates indicated. Nonclassified loans are those with a credit risk rating of either pass or special mention, while classified loans are those with a credit risk rating of either substandard or doubtful.

	September 30, 2014			December 31, 2013
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(In thousands)
Real estate mortgage	$180,763	$134,108	$314,871	$216,092	$155,042	$371,134
Real estate construction	1,921	6,282	8,203	4,399	6,028	10,427
Commercial	232	27,730	27,962	569	405	974
Consumer	—	343	343	—	261	261
Total PCI loans	$182,916	$168,463	$351,379	$221,060	$161,736	$382,796
In addition to our internal risk rating process, our federal and state banking regulators, as an integral part of their examination process, periodically review the Company’s loan risk rating classifications. Our regulators may require the Company to recognize rating downgrades based on their judgments related to information available to them at the time of their examinations.
Note 7.  Foreclosed Assets
The following tables summarize foreclosed assets at the dates indicated:

Property Type:	September 30, 2014	December 31, 2013
	(In thousands)
Commercial real estate	$2,559	$15,753
Construction and land development	27,731	35,063
Multi‑family	835	835
Single family residence	13	186
Total other real estate owned, net	31,138	51,837
Other foreclosed assets	9,386	4,054
Total foreclosed assets	$40,524	$55,891

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents a rollforward of foreclosed assets, net of the valuation allowance, for the periods indicated:

Foreclosed Assets
(In thousands)
Balance, December 31, 2013	$55,891
Addition from the CapitalSource Inc. merger	6,382
Foreclosures	667
Provision for losses	(5,065)
Reductions related to sales	(17,351)
Balance, September 30, 2014	$40,524

Note 8.  FDIC Loss Sharing Asset
We are a party to four loss sharing agreements with the FDIC. Such agreements cover a substantial portion of losses incurred on acquired covered loans and other real estate owned. The loss sharing agreements relate to the acquisitions of: (1) Affinity Bank ("Affinity") in August 2009, (2) Los Padres Bank ("Los Padres") in August 2010, (3) Western Commercial Bank ("Western Commercial") in connection with the May 2013 FCAL acquisition, and (4) San Luis Trust Bank ("San Luis") in connection with the May 2013 FCAL acquisition. Generally, under the terms of the loss sharing agreements, the FDIC is responsible for 80% of losses in connection with covered assets and is entitled to receive 80% of loss recoveries on the covered assets during the applicable contractual periods. The loss sharing provisions for the Affinity Bank non-single family covered assets expired in the third quarter of 2014; accordingly, further activity will be limited to recoveries through the third quarter of 2017 for assets covered by this loss sharing agreement.
The following table presents the changes in the FDIC loss sharing asset for the period indicated:

FDIC Loss Sharing Asset
(In thousands)
Balance, December 31, 2013	$45,524
FDIC share of additional losses, net of recoveries	(4,654)
Cash paid to the FDIC	3,363
Net amortization	(21,256)
Balance, September 30, 2014	$22,977
The following table presents information about the composition of the FDIC loss sharing asset, the true‑up liability, and the non‑single family and the single family covered assets as of the date indicated:

	September 30, 2014
	Affinity Bank	Los Padres Bank	Western Commercial Bank	San Luis Trust Bank	Total
	(In thousands)
FDIC loss sharing asset	$(819)	$13,283	$1,432	$9,081	$22,977
True‑up liability	N/A	N/A	$1,574	$5,350	$6,924
Non-single family covered assets	$142,454	$92,440	$13,746	$30,670	$279,310
Single family covered assets	$12,536	$64,131	N/A	$31,302	$107,969

Loss sharing expiration dates:
Non‑single family	3rd Quarter 2014	3rd Quarter 2015	4th Quarter 2015	1st Quarter 2016
Single family	3rd Quarter 2019	3rd Quarter 2020	N/A	1st Quarter 2021
Loss recovery expiration dates:
Non‑single family	3rd Quarter 2017	3rd Quarter 2018	4th Quarter 2018	1st Quarter 2019
Single family	3rd Quarter 2019	3rd Quarter 2020	N/A	1st Quarter 2021

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 9. Borrowings, Subordinated Debentures and Brokered Deposits
Borrowings
The following table summarizes our borrowings as of the dates indicated:

	September 30, 2014		December 31, 2013
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Non‑recourse debt	$3,672	6.26%	$7,126	6.30%
FHLB overnight advances	360,000	0.07%	106,600	0.06%
Total borrowings	$363,672		$113,726
The non‑recourse debt represents the payment stream of certain equipment leases sold to third parties. The debt is secured by the equipment in the leases and all interest rates are fixed. As of September 30, 2014, this debt had a weighted average remaining maturity of 2.2 years.
The Bank has established secured and unsecured lines of credit. We may borrow funds from time to time on a term or overnight basis from the FHLB SF, the Federal Reserve Bank of San Francisco (“FRBSF”), or other financial institutions.
FHLB SF Secured Lines of Credit. The borrowing arrangement with the FHLB SF is based on an FHLB program collateralized by a blanket lien on certain qualifying loans in our loan portfolio which were not pledged to the FRBSF. As of September 30, 2014, our borrowing capacity under the FHLB SF secured borrowing lines was $2.4 billion. As of September 30, 2014 and December 31, 2013, the balances outstanding were $360.0 million and $106.6 million, respectively.
FRBSF Secured Line of Credit. The Bank has a secured line of credit with the FRBSF. As of September 30, 2014, the Bank had secured borrowing capacity of $1.0 billion collateralized by liens covering $1.4 billion of certain qualifying loans. As of September 30, 2014 and December 31, 2013, there were no balances outstanding.
Federal Funds Arrangements with Commercial Banks. As of September 30, 2014, the Bank had unsecured lines of credit of $80.0 million with correspondent banks for the purchase of overnight funds, subject to availability of funds. These lines are renewable annually and have no unused commitment fees. As of September 30, 2014 and December 31, 2013, there were no balances outstanding.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the terms of each issuance of subordinated debentures outstanding as of the dates indicated:

	September 30, 2014		December 31, 2013
					Date	Maturity	Rate Index
Series	Amount	Rate (1)	Amount	Rate (2)	Issued	Date	(Quarterly Reset)
	(Dollars in thousands)
Trust V	$10,310	3.33%	$10,310	3.34%	8/15/2003	9/17/2033	3 month LIBOR + 3.10
Trust VI	10,310	3.28%	10,310	3.29%	9/3/2003	9/15/2033	3 month LIBOR + 3.05
Trust CII	5,155	3.18%	5,155	3.19%	9/17/2003	9/17/2033	3 month LIBOR + 2.95
Trust VII	61,856	2.99%	61,856	2.99%	2/5/2004	4/23/2034	3 month LIBOR + 2.75
Trust CIII	20,619	1.92%	20,619	1.93%	8/15/2005	9/15/2035	3 month LIBOR + 1.69
Trust FCCI	16,495	1.83%	16,495	1.84%	1/25/2007	3/15/2037	3 month LIBOR + 1.60
Trust FCBI	10,310	1.78%	10,310	1.79%	9/30/2005	12/15/2035	3 month LIBOR + 1.55
Trust CS 2005-1 (3)	82,475	2.18%	—	—	11/21/2005	12/15/2035	3 month LIBOR + 1.95
Trust CS 2005-2 (3)	128,866	2.19%	—	—	12/14/2005	1/30/2036	3 month LIBOR + 1.95
Trust CS 2006-1 (3)	51,545	2.19%	—	—	2/22/2006	4/30/2036	3 month LIBOR + 1.95
Trust CS 2006-2 (3)	51,550	2.19%	—	—	9/27/2006	10/30/2036	3 month LIBOR + 1.95
Trust CS 2006-3 (3)	32,551	1.29%	—	—	9/29/2006	10/30/2036	3 month EURIBOR + 2.05
Trust CS 2006-4 (3)	16,470	2.19%	—	—	12/5/2006	1/30/2037	3 month LIBOR + 1.95
Trust CS 2006-5 (3)	6,650	2.19%	—	—	12/19/2006	1/30/2037	3 month LIBOR + 1.95
Trust CS 2007-2 (3)	39,177	2.19%	—	—	6/13/2007	7/30/2037	3 month LIBOR + 1.95
Gross subordinated debentures	544,339		135,055
Unamortized discount (4)	(110,794)		(2,410)
Net subordinated debentures	$433,545		$132,645
___________________

(1)	As of September 30, 2014.

(2)	As of January 28, 2014.

(3)	Acquired in the CapitalSource Inc. merger.

(4)	Amount represents the fair value adjustment on trust preferred securities assumed in the CapitalSource Inc. and FCAL acquisitions.
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
Brokered Deposits
Brokered time deposits totaled $288.2 million and $49.4 million at September 30, 2014 and December 31, 2013, respectively. During the third quarter, the Company added $200.0 million of brokered time deposits. Brokered time deposits under the Certificate of Deposit Account Registry Service Program ("CDARS Program") totaled $48.2 million and $49.4 million at September 30, 2014 and December 31, 2013, respectively. The CDARS Program represents deposits that are participated with other FDIC‑insured financial institutions as a means to provide FDIC deposit insurance coverage for the full amount of our customers’ deposits.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents a summary of the financial instruments described above as of the dates indicated:

	September 30, 2014	December 31, 2013
	(In thousands)
Loan commitments to extend credit	$1,818,694	$1,001,740
Standby letters of credit	82,207	39,200
Commitments to purchase equipment being acquired for lease to others	6,199	8,475
	$1,907,100	$1,049,415
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
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. We provide standby letters of credit in conjunction with several of our lending arrangements and property lease obligations. Most guarantees expire within one year from the date of issuance. If a borrower defaults on its commitments subject to any letter of credit issued under these arrangements, we would be required to meet the borrower's financial obligation but would seek repayment of that financial obligation from the borrower. In some cases, borrowers have pledged cash and investment securities as collateral with us under these arrangements.
In addition, the Company has investments in low income housing project partnerships, which provide the Company income tax credits, and in a few small business investment companies. The investments call for capital contributions up to an amount specified in the partnership agreements. As of September 30, 2014 and December 31, 2013, the Company had commitments to contribute capital to these entities totaling $12.9 million and $11.0 million, respectively. In connection with equity investments added from the CapitalSource Inc. merger, we have committed to contribute up to an additional $2.5 million to 11 private equity funds.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents information on the assets measured and recorded at fair value on a recurring basis as of September 30, 2014:

	Fair Value Measurements as of
	September 30, 2014
Measured on a Recurring Basis:	Total	Level 1	Level 2	Level 3
	(In thousands)
Securities available‑for‑sale:
Government agency and government‑sponsored enterprise
pass through securities	$555,087	$—	$555,087	$—
Government agency and government‑sponsored enterprise
collateralized mortgage obligations	279,791	—	279,791	—
Covered private label CMOs	35,309	—	—	35,309
Other private label CMOs	12,593	—	12,593	—
Municipal securities	482,427	—	482,427	—
Corporate debt securities	112,143	—	112,143	—
Government‑sponsored enterprise debt securities	36,382	—	36,382	—
Other securities	25,949	514	25,435	—
Total	$1,539,681	$514	$1,503,858	$35,309
There were no transfers of assets either between Level 1 and Level 2 nor in or out of Level 3 of the fair value hierarchy for assets measured on a recurring basis during the three and nine months ended September 30, 2014.
The following table presents information about quantitative inputs and assumptions used to determine the fair values provided by our third party pricing service for our Level 3 covered private label CMOs measured at fair value on a recurring basis as of September 30, 2014:

	Covered Private Label CMOs
Unobservable Inputs:	Range of Inputs	Weighted Average Input
Voluntary annual prepayment speeds	0% - 34.2%	10.2%
Annual default rates	0% - 9.7%	3.2%
Loss severity rates	0% - 65.2%	40.9%
Discount rates	0% - 7.1%	4.9%
The following table summarizes activity for assets measured at fair value on a recurring basis that are categorized as Level 3 for the period indicated:

Covered Private Label CMOs (Level 3)
(In thousands)
Balance, December 31, 2013	$37,904
Total realized in earnings	862
Total unrealized gain in comprehensive income	76
Net settlements	(3,533)
Balance, September 30, 2014	$35,309

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present assets measured at fair value on a non‑recurring basis as of the date indicated and the losses recognized on such assets for the period indicated:

	Fair Value Measurement as of				Gain (Loss)
	September 30, 2014				Three Months Ended	Nine Months Ended
	Total	Level 1	Level 2	Level 3	September 30, 2014
Measured on a Non‑Recurring Basis:	(In thousands)
Impaired Non‑PCI loans	$42,728	$—	$2,366	$40,362	$(1,374)	$(10,205)
Other real estate owned	28,011	—	26,352	1,659	(4,863)	(4,863)
Total non-recurring	$70,739	$—	$28,718	$42,021	$(6,237)	$(15,068)
The following table presents the valuation methodology and unobservable inputs for Level 3 assets measured at fair value on a nonrecurring basis as of September 30, 2014:

Asset	Fair Value (In thousands)	Valuation Technique	Unobservable Inputs	Range	Weighted Average
Impaired Non-PCI loans	$36,306	Discounted cash flows	Discount rates	0% - 10.46%	6.87%
	$4,056	Appraisals	No discounts
OREO	$1,659	Appraisals	Discount, including selling costs	11.19% - 62.61%	39.98%
ASC Topic 825, “Financial Instruments,” requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate such fair values. Additionally, certain financial instruments and all nonfinancial instruments are excluded from the applicable disclosure requirements.
The following tables present a summary of the carrying values and estimated fair values of certain financial instruments as of the dates indicated:

	September 30, 2014
	Carrying or Contract	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$145,463	$145,463	$145,463	$—	$—
Interest‑earning deposits in financial institutions	115,399	115,399	115,399	—	—
Securities available‑for‑sale	1,539,681	1,539,681	514	1,503,858	35,309
Investment in FHLB stock	45,602	45,602	—	45,602	—
Loans and leases, net	11,492,986	11,396,792	—	2,366	11,394,426

Financial Liabilities:
Deposits:
Demand, money market, interest checking,
and savings deposits	6,006,958	6,006,958	—	6,006,958	—
Time deposits	5,516,479	5,524,373	—	5,524,373	—
Borrowings	363,672	363,804	360,000	3,804	—
Subordinated debentures	433,545	417,349	—	417,349	—

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2013
	Carrying or Contract	Estimated Fair Value
	Amount	Total	Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and due from banks	$96,424	$96,424	$96,424	$—	$—
Interest‑earning deposits in financial institutions	50,998	50,998	50,998	—	—
Securities available‑for‑sale	1,494,745	1,494,745	507	1,456,334	37,904
Investment in FHLB stock	27,939	27,939	—	27,939	—
Loans and leases, net	4,230,318	4,231,078	—	2,051	4,229,027
SBA loan servicing asset	807	807	—	—	807
Financial Liabilities:
Deposits:
Demand, money market, interest checking,
and savings deposits	4,616,616	4,616,616	—	4,616,616	—
Time deposits	664,371	665,148	—	665,148	—
Borrowings	113,726	113,726	106,600	7,126	—
Subordinated debentures	132,645	132,498	—	132,498	—
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Impaired Non‑PCI loans. Nonaccrual loans and performing restructured loans are considered impaired for reporting purposes and are measured and recorded at fair value on a non‑recurring basis. Nonaccrual Non‑PCI loans with an unpaid principal balance over $250,000 and all performing restructured loans are reviewed individually for the amount of impairment, if any. Nonaccrual Non‑PCI loans with an unpaid principal balance less than $250,000 are not individually assessed for impairment but are instead reserved for under our general reserve component.
To the extent a loan is collateral dependent, we measure such impaired loan based on the estimated fair value of the underlying collateral. The fair value of each loan’s collateral is generally based on estimated market prices from an independently prepared appraisal, which is then adjusted for the cost related to liquidating such collateral; such valuation inputs result in a nonrecurring fair value measurement that is categorized as a Level 2 measurement. The Level 2 measurement is based on appraisals obtained within the last 12 months and for which a charge‑off was recognized or a change in the specific valuation allowance was made during the nine months ended September 30, 2014.
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
The impaired Non‑PCI loan balances shown above as measured on a non-recurring basis represent those nonaccrual and restructured loans for which impairment was recognized during the nine months ended September 30, 2014. The amounts shown as net losses include the impairment recognized during the nine months ended September 30, 2014, for the loan balances shown. Of the $88.9 million of nonaccrual Non-PCI loans at September 30, 2014, $2.6 million were written down to their collateral fair values through charge‑offs during the nine months ended September 30, 2014.
Other real estate owned ("OREO"). The fair value of foreclosed real estate is generally based on estimated market prices from independently prepared current appraisals or negotiated sales prices with potential buyers, less estimated costs to sell; such valuation inputs result in a fair value measurement that is categorized as a Level 2 measurement on a nonrecurring basis. As a matter of policy, appraisals are required annually and may be updated more frequently as circumstances require in the opinion of management. The Level 2 measurement for OREO is based on appraisals obtained within the last 12 months and for which a write‑down was recognized during the nine months ended September 30, 2014.
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

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Limitations
Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect income taxes or any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a portion of the Company’s financial instruments, fair value estimates are based on what management believes to be conservative judgments regarding expected future cash flows, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimated fair values are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Since the fair values have been estimated as of September 30, 2014, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.
Note 12. Earnings Per Share
The computations of basic and diluted net earnings per share for the periods indicated were as follows:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2014	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Basic earnings per share:
Net earnings from continuing operations	$62,276	$11,230	$24,140	$99,411	$42,030
Less: earnings allocated to unvested restricted stock(1)	(685)	(290)	(786)	(1,147)	(1,137)
Net earnings from continuing operations allocated to common shares	61,591	10,940	23,354	98,264	40,893
Net (loss) earnings from discontinued operations allocated to common shares	—	(675)	23	(1,487)	(24)
Net earnings allocated to common shares	$61,591	$10,265	$23,377	$96,777	$40,869
Weighted-average basic shares and unvested restricted stock outstanding	103,029	98,817	46,091	82,758	41,306
Less: weighted-average unvested restricted stock outstanding	(1,117)	(678)	(1,795)	(981)	(1,663)
Weighted-average basic shares outstanding	101,912	98,139	44,296	81,777	39,643
Basic earnings per share:
Net earnings from continuing operations	$0.60	$0.11	$0.53	$1.20	$1.03
Net loss from discontinued operations	—	(0.01)	—	(0.02)	—
Net earnings	$0.60	$0.10	$0.53	$1.18	$1.03
Diluted earnings per share:
Net earnings from continuing operations allocated to common shares	$61,591	$10,940	$23,354	$98,264	$40,893
Net (loss) earnings from discontinued operations allocated to common shares	—	(675)	23	(1,487)	(24)
Net earnings allocated to common shares	$61,591	$10,265	$23,377	$96,777	$40,869
Weighted-average basic shares outstanding	101,912	98,139	44,296	81,777	39,643
Diluted earnings per share:
Net earnings from continuing operations	$0.60	$0.11	$0.53	$1.20	$1.03
Net loss from discontinued operations	—	(0.01)	—	(0.02)	—
Net earnings	$0.60	$0.10	$0.53	$1.18	$1.03
________________________

(1)	Represents cash dividends paid to holders of unvested restricted stock, net of estimated forfeitures, plus undistributed earnings amounts available to holders of unvested restricted stock, if any.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 13. Stock Based Compensation
The Company’s 2003 Stock Incentive Plan, or the 2003 Plan, permits stock-based compensation awards to officers, directors, key employees and consultants. As of September 30, 2014, the 2003 Plan authorized grants of stock‑based compensation instruments to purchase or issue up to 19,686,565 shares of Company common stock, subject to adjustments provided by the 2003 Plan. The authorized amount includes 10,686,565 shares that were added to the 2003 Plan as a result of the CapitalSource Inc. merger. Such shares were available for grant under the former CapitalSource Inc. Equity Incentive Plan and remain available for: (a) former employees of CapitalSource Inc. and CapitalSource Bank who remain employed with the Company, and (b) newly hired employees of the Company. As of September 30, 2014, there were 13,524,674 shares available for grant under the 2003 Plan, which includes 10,682,069 shares related to those added from the CapitalSource Inc. merger.
Restricted Stock
At September 30, 2014, there were 1,115,550 shares of unvested time‑based restricted common stock outstanding. The awarded shares of time‑based restricted common stock vest over a service period of three to four years from the date of the grant. The time-based restricted common stock vests immediately upon a change in control of the Company, as defined in the 2003 Plan, and upon death of the employee. In April 2014, upon closing of the CapitalSource Inc. merger, 1,013,377 awarded shares of restricted common stock vested due to the triggering of the change of control provision contained within the 2003 Plan. We recorded a $26.1 million charge to earnings for the vesting of such shares. Such amount is included in acquisition, integration and reorganization costs on the accompanying condensed consolidated statements of earnings in the second quarter of 2014.
Compensation expense related to time‑based restricted stock awards is based on the fair value of the underlying stock on the award date and is recognized over the vesting period using the straight‑line method. Restricted stock amortization totaled $2.9 million, $2.4 million, and $2.4 million for the three months ended September 30, 2014, June 30, 2014, and September 30, 2013, respectively, and $6.9 million and $6.1 million for the nine months ended September 30, 2014 and 2013, respectively. Such amounts are included in compensation expense on the accompanying condensed consolidated statements of earnings.
The amount of unrecognized compensation expense related to all unvested restricted stock as of September 30, 2014 totaled $39.2 million.
Note 14. Business Segments
The Company’s reportable segments consist of “Community Banking,” “National Lending,” and “Other.”
As a result of the CapitalSource Inc. merger, Pacific Western Bank established the CapitalSource Division, which we also refer to as the National Lending segment. The CapitalSource Division, or National Lending segment, includes the lending operations gained through the CapitalSource Inc. merger, Pacific Western Equipment Finance, and the CapitalSource Business Finance Group (formerly BFI Business Finance and First Community Financial). We reorganized our asset-based lending and leasing operations when we established the CapitalSource Division combining BFI Business Finance and First Community Financial into the Capital Source Business Finance Group, selling Celtic Capital Corporation in July 2014, and having Pacific Western Equipment Finance and the Capital Source Business Finance Group become part of the CapitalSource Division. The CapitalSource Division provides on a nationwide basis a full spectrum of financing solutions across numerous industries and property types to middle market businesses, including senior secured real estate loans, equipment loans and leases, asset-based loans, lender finance loans and cash flow loans secured by the enterprise value of the borrowing entity. The CapitalSource Division’s loan and lease origination efforts are conducted through offices located in Chevy Chase, Maryland; Los Angeles and San Jose, California; St. Louis, Missouri; Denver, Colorado; Chicago, Illinois; New York, New York; and Midvale, Utah.
The Community Banking and National Lending segments include all of the operations of Pacific Western Bank. The Community Banking segment includes the operations of Pacific Western Bank, excluding the CapitalSource Division, and includes lending and deposit gathering activities conducted primarily through its California-based branch offices and the Bank’s treasury management function and corporate overhead. The Other segment consists of holding company operations which result in expenses principally for compensation, facilities, professional services, interest on subordinated debentures, and the non-bank subsidiary operations including interest income from a loan portfolio and related loan servicing expense.
The accounting policies of the reported segments are the same as those of the Company described in Note 1, “Nature of Operations and Summary of Significant Accounting Policies,” of our Form 10‑K. Transactions between segments consist primarily of borrowed funds and expense allocations for interest, deposit gathering, corporate overhead and credit loss provisions. Intersegment interest expense is allocated from the Community Banking segment to the National Lending segment based upon National Lending’s average interest-earning assets and operating leases, net of a capital allocation, and the Bank’s total cost of deposits. The Community Banking segment further allocates to the National Lending segment noninterest expense for deposit

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

gathering and maintenance costs and the Bank’s corporate overhead. The provision for credit losses is allocated based on actual charge‑offs for the period as well as net portfolio growth and credit quality trends. All costs associated with investing the Bank’s excess liquidity and acquisition, integration, and reorganization costs are housed in the Community Banking segment. The lending and loan servicing activities are housed in our respective segments. Noninterest income and noninterest expense directly attributable to a segment are assigned to it.
The following tables present information regarding our business segments as of and for the periods indicated:

	September 30, 2014
	Community	National		Consolidated
Balance Sheet Data:	Banking	Lending	Other	Company
	(In thousands)
Loans and leases, net of unearned income	$3,482,125	$8,064,868	$27,892	$11,574,885
Allowance for loan and lease losses	(56,712)	(25,187)	—	(81,899)
Total loans and leases, net	$3,425,413	$8,039,681	$27,892	$11,492,986
Goodwill	$327,728	$1,394,401	$—	$1,722,129
Core deposit and customer relationship intangibles, net	17,814	1,009	—	18,823
Total assets	6,492,869	9,182,617	262,859	15,938,345
Total deposits(1)	11,826,681	—	(303,244)	11,523,437
________________________

(1)	The negative balance for total deposits in the “Other” segment represents the elimination of holding company cash held in deposit accounts at the Bank.

	September 30, 2013
	Community	National		Consolidated
Balance Sheet Data:	Banking	Lending	Other	Company
	(In thousands)
Loans and leases, net of unearned income	$3,912,885	$470,508	$—	$4,383,393
Allowance for loan and lease losses	(76,496)	(7,290)	—	(83,786)
Total loans and leases, net	$3,836,389	$463,218	$—	$4,299,607
Goodwill	$190,184	$25,678	$—	$215,862
Core deposit and customer relationship intangibles, net	16,604	2,074	—	18,678
Total assets	6,100,587	507,339	8,929	6,616,855
Total deposits(1)	5,467,568	—	(34,424)	5,433,144
________________________

(1)	The negative balance for total deposits in the “Other” segment represents the elimination of holding company cash held in deposit accounts at the Bank.

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2014
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$67,132	$134,624	$600	$202,356
Interest expense	(8,851)	(45)	(4,614)	(13,510)
Intersegment interest income (expense)	5,250	(5,250)	—	—
Net interest income (expense)	63,531	129,329	(4,014)	188,846
Negative provision (provision) for credit losses	6,314	(11,364)	—	(5,050)
Gain on securities	—	—	—	—
FDIC loss sharing expense	(7,415)	—	—	(7,415)
Other noninterest income	7,566	9,953	6,210	23,729
Total noninterest income	151	9,953	6,210	16,314
Foreclosed assets (expense) income, net	(4,627)	(322)	122	(4,827)
Intangible asset amortization	(1,517)	(91)	—	(1,608)
Acquisition, integration and reorganization costs	(3,953)	(1,240)	—	(5,193)
Other noninterest expense	(53,784)	(24,835)	(5,382)	(84,001)
Total noninterest expense	(63,881)	(26,488)	(5,260)	(95,629)
Intersegment noninterest income (expense)	26,411	(26,411)	—	—
Total noninterest expense - adjusted	(37,470)	(52,899)	(5,260)	(95,629)
Earnings (loss) from continuing operations before taxes	32,526	75,019	(3,064)	104,481
Income tax (expense) benefit	(13,870)	(30,113)	1,778	(42,205)
Net earnings (loss) from continuing operations	18,656	44,906	(1,286)	62,276
Loss from discontinued operations before taxes	(8)	—	—	(8)
Income tax benefit	3	—	—	3
Net loss from discontinued operations	(5)	—	—	(5)
Net earnings (loss)	$18,651	$44,906	$(1,286)	$62,271

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30, 2014
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$69,977	$132,742	$1,644	$204,363
Interest expense	(7,450)	(62)	(4,318)	(11,830)
Intersegment interest income (expense)	4,071	(4,071)	—	—
Net interest income	66,598	128,609	(2,674)	192,533
Negative provision (provision) for credit losses	4,418	(9,448)	—	(5,030)
Gain on securities	89	—	—	89
FDIC loss sharing expense	(8,525)	—	—	(8,525)
Other noninterest income	3,681	12,487	747	16,915
Total noninterest income	(4,755)	12,487	747	8,479
Foreclosed assets (expense) income, net	(633)	38	98	(497)
Intangible asset amortization	(1,530)	(147)	—	(1,677)
Acquisition, integration and reorganization costs	(77,713)	(7,474)	(1,055)	(86,242)
Other noninterest expense	(51,507)	(24,484)	(5,499)	(81,490)
Total noninterest expense	(131,383)	(32,067)	(6,456)	(169,906)
Intersegment noninterest income (expense)	23,533	(23,533)	—	—
Total noninterest expense - adjusted	(107,850)	(55,600)	(6,456)	(169,906)
(Loss) earnings from continuing operations before taxes	(41,589)	76,048	(8,383)	26,076
Income tax benefit (expense)	12,081	(30,259)	3,332	(14,846)
Net (loss) earnings from continuing operations	(29,508)	45,789	(5,051)	11,230
Loss from discontinued operations before taxes	(1,151)	—	—	(1,151)
Income tax benefit	476	—	—	476
Net loss from discontinued operations	(675)	—	—	(675)
Net (loss) earnings	$(30,183)	$45,789	$(5,051)	$10,555

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2013
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$72,873	$12,285	$—	$85,158
Interest expense	(1,692)	(108)	(1,069)	(2,869)
Intersegment interest income (expense)	353	(353)	—	—
Net interest income	71,534	11,824	(1,069)	82,289
Negative provision (provision) for credit losses	5,782	(1,615)	—	4,167
FDIC loss sharing expense	(7,032)	—	—	(7,032)
Other noninterest income	5,466	1,443	5,250	12,159
Total noninterest income	(1,566)	1,443	5,250	5,127
Foreclosed assets income, net	420	—	—	420
Intangible asset amortization	(1,354)	(158)	—	(1,512)
Acquisition, integration and reorganization costs	(5,190)	—	(260)	(5,450)
Other noninterest expense	(42,435)	(5,822)	(1,401)	(49,658)
Total noninterest expense	(48,559)	(5,980)	(1,661)	(56,200)
Earnings (loss) from continuing operations before taxes	27,191	5,672	2,520	35,383
Income tax (expense) benefit	(9,996)	(2,378)	1,131	(11,243)
Net earnings (loss) from continuing operations	17,195	3,294	3,651	24,140
Earnings from discontinued operations before taxes	39	—	—	39
Income tax expense	(16)	—	—	(16)
Net earnings from discontinued operations	23	—	—	23
Net earnings	$17,218	$3,294	$3,651	$24,163

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2014
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$214,704	$278,131	$2,244	$495,079
Interest expense	(17,528)	(184)	(9,973)	(27,685)
Intersegment interest income (expense)	9,543	(9,543)	—	—
Net interest income (expense)	206,719	268,404	(7,729)	467,394
Negative provision (provision) for credit losses	11,558	(20,994)	—	(9,436)
Gain on securities	4,841	—	—	4,841
FDIC loss sharing expense	(27,370)	—	—	(27,370)
Other noninterest income	18,144	26,885	6,984	52,013
Total noninterest income	(4,385)	26,885	6,984	29,484
Foreclosed assets (expense) income, net	(3,399)	(284)	220	(3,463)
Intangible asset amortization	(4,238)	(411)	—	(4,649)
Acquisition, integration and reorganization costs	(83,866)	(8,714)	(1,055)	(93,635)
Other noninterest expense	(146,281)	(55,892)	(12,484)	(214,657)
Total noninterest expense	(237,784)	(65,301)	(13,319)	(316,404)
Intersegment noninterest income (expense)	49,944	(49,944)	—	—
Total noninterest expense - adjusted	(187,840)	(115,245)	(13,319)	(316,404)
Earnings from continuing operations before taxes	26,052	159,050	(14,064)	171,038
Income tax (expense) benefit	(14,123)	(63,703)	6,199	(71,627)
Net earnings (loss) from continuing operations	11,929	95,347	(7,865)	99,411
Loss from discontinued operations before taxes	(2,572)	—	—	(2,572)
Income tax benefit	1,067	—	—	1,067
Net loss from discontinued operations	(1,505)	—	—	(1,505)
Net earnings (loss)	$10,424	$95,347	$(7,865)	$97,906

PACWEST BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2013
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$189,101	$36,957	$—	$226,058
Interest expense	(6,422)	(447)	(2,734)	(9,603)
Intersegment interest income (expense)	1,284	(1,284)	—	—
Net interest income	183,963	35,226	(2,734)	216,455
Negative provision (provision) for credit losses	6,053	(3,181)	—	2,872
Gain on securities	5,631	—	—	5,631
FDIC loss sharing expense	(15,579)	—	—	(15,579)
Other noninterest income	10,240	2,579	5,299	18,118
Total noninterest income	292	2,579	5,299	8,170
Foreclosed assets income, net	934	—	—	934
Intangible asset amortization	(3,474)	(498)	—	(3,972)
Acquisition, integration and reorganization costs	(23,879)	—	(260)	(24,139)
Other noninterest expense	(115,352)	(17,855)	(4,215)	(137,422)
Total noninterest expense	(141,771)	(18,353)	(4,475)	(164,599)
Earnings (loss) from continuing operations before taxes	48,537	16,271	(1,910)	62,898
Income tax (expense) benefit	(17,038)	(6,814)	2,984	(20,868)
Net earnings from continuing operations	31,499	9,457	1,074	42,030
Loss from discontinued operations before taxes	(42)	—	—	(42)
Income tax benefit	18	—	—	18
Net loss from discontinued operations	(24)	—	—	(24)
Net earnings	$31,475	$9,457	$1,074	$42,006

Note 15. Related Party Transactions
In connection with the CapitalSource Inc. merger, the Bank paid an advisory fee of $9 million to Castle Creek Financial LLC (“Castle Creek Financial”) during 2014. In connection with the FCAL acquisition, the Bank paid an advisory fee of $1.3 million to Castle Creek Financial during 2013. Castle Creek Financial is an affiliate of Castle Creek Capital LLC, which the Company's Chairman of the Board, Mr. Eggemeyer, is co-founder and chief executive.
Note 16.  Recently Issued Accounting Standards
In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014‑01, “Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects.” ASU 2014‑01 allows investors in low‑income housing tax credit (“LIHTC”) entities that meet certain conditions to present the net tax benefits (net of the amortization of the cost of the investment) within income tax expense. The cost of the investments that meet the conditions will be amortized in proportion to (and over the same period as) the total expected tax benefits, including tax credits and other tax benefits, as they are realized on the tax return. ASU 2014‑01 is effective for us on January 1, 2015 and is to be applied retrospectively if investors elect the proportional amortization method. However, if investors have LIHTC investments accounted for under the effective yield method at adoption, they may continue to apply that method for those existing investments. The adoption of this standard permits expenses currently reported in noninterest expense to be reported in income tax expense. Early adoption is permitted. The adoption of this standard in January 2015 is not expected to have a material impact on our financial statements, however, total noninterest expense and income tax expense may change.
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
In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 is an amendment to Subtopic 205-20 that changes the criteria for reporting discontinued operations by raising the threshold for disposals to qualify as discontinued operations. Effectively, this update aims to reduce the unnecessarily frequent reporting of disposals of small groups of assets that are recurring in nature. The revised definition states that a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 is effective for us for all disposals that occur after December 31, 2014. The adoption of this standard is not expected to have a material impact on our financial statements.
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
In August 2014, the FASB issued ASU 2014-14, "Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure." This ASU requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU 2014-14 is effective for public business entities for reporting periods, including interim periods, beginning after December 15, 2014. The Company is evaluating the effect that ASU 2014-14 will have on its financial statements and related disclosures since we have covered loans with loss sharing agreements with the FDIC, pursuant to which we will be reimbursed for a substantial portion of any future losses under the terms and agreements.
Note 17. Subsequent Events
On October 1, 2014, the Company obtained an unsecured, variable-rate revolving line of credit in the amount of $75 million with an expiration date of September 30, 2015.
On November 5, 2014 the Company announced that the Board of Directors had declared a quarterly cash dividend of $0.50 per common share. The cash dividend is payable on November 26, 2014 to stockholders of record at the close of business on November 17, 2014.
On November 5, 2014, the Board of Directors of the Company approved the Amended and Restated Bylaws (the "Amended and Restated Bylaws"). The Amended and Restated Bylaws changed the voting standard for the election of directors in uncontested elections from a plurality to a majority of the votes cast at any meeting for the election of directors at which a quorum is present. The plurality voting standard continues to apply in any contested elections. The Amended and Restated Bylaws became effective immediately upon their adoption.
We have evaluated events that have occurred subsequent to September 30, 2014 and have concluded there are no subsequent events that would require recognition in the accompanying consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Form 10-Q contains certain “forward-looking statements” about the Company and its subsidiaries within the meaning of the Private Securities Litigation Reform Act of 1995, including certain plans, strategies, goals, and projections and including statements about our expectations regarding our net interest income, allowance for loan and lease losses, net interest margin, deposit growth, loan and lease portfolio growth and production, Company and Pacific Western Bank liquidity, effective tax rates, and interest rate risk management. All statements contained in this Form 10-Q that are not clearly historical in nature are forward-looking, and the words “anticipate,” “assume,” “intend,” “believe,” “forecast,” “expect,” “estimate,” “plan,” “continue,” “will,” “should,” “look forward” and similar expressions are generally intended to identify forward-looking statements. All forward-looking statements (including statements regarding future financial and operating results and future transactions and their results) involve risks, uncertainties and contingencies, many of which are beyond our control, which may cause actual results, performance, or achievements to differ materially from anticipated results, performance or achievements. Actual results could differ materially from those contained or implied by such forward-looking statements for a variety of factors, including without limitation:

•	change in interest rates and lending spreads;

•	compression of spreads on newly originated loans;

•	unfavorable changes in asset mix;

•	changes in our loan product could further compress net interest margin;

•	changes in economic or competitive market conditions could negatively impact investment or lending opportunities or product pricing and services;

•	higher than anticipated loan losses;

•	credit quality deterioration or pronounced and sustained reduction in market values or other economic factors which adversely affect our borrowers' ability to repay loans and leases;

•	continued or worsening credit losses or charge-offs;

•	higher than anticipated delinquencies and reserves;

•	a change in the interest rate environment reduces interest margins;

•	asset/liability repricing risks and liquidity risks reduces interest margins and the value of investments;

•	our inability to grow deposits and access wholesale funding sources;

•	legislative or regulatory requirements or changes adversely affecting the Company’s business, including an increase to capital requirements;

•	loan repayments higher than expected;

•	reduced demand for our services due to strategic or regulatory reasons;

•	the success and timing of other business strategies and asset sales;

•	lower than expected taxable income which adversely affects the value of deferred tax assets;

•	lower than expected dividends paid from Pacific Western Bank to the holding company;

•	changes in tax laws or regulations affecting our business;

•	our inability to generate sufficient earnings;

•	tax planning or disallowance of tax benefits by tax authorities;

•	changes in tax filing jurisdictions or entity classifications;

•	changes in the forward yield curve;

•	changes in the relationship between yields on investments and loans repaid and yields on assets reinvested; and

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

Overview
PacWest Bancorp (“PacWest”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Our principal business is to serve as the holding company for our Los Angeles‑based wholly owned banking subsidiary, Pacific Western Bank, which we refer to as “Pacific Western” or the “Bank.”
Pacific Western is a full-service commercial bank offering a broad range of banking products and services including: accepting demand, money market, and time deposits; originating loans and leases, including an array of commercial real estate loans and commercial lending products.  The Bank has a foundation of locally generated and relationship‑based deposits, with 80 full-service branches located throughout the state of California. Our branch operations are located primarily in Southern California extending from San Diego County to California’s Central Coast, and we operate three banking offices in the San Francisco Bay area and two offices in the Central Valley. Our targeted collateral for our real estate loan offerings includes healthcare properties, office properties, industrial properties, multifamily properties, hospitality properties, and retail properties.  Our commercial loan products, available on a nationwide basis, include equipment loans and leases, asset based loans, lender finance loans and loans secured by borrower future cash flows; and providing other business‑oriented products.
As a result of the CapitalSource Inc. merger, Pacific Western Bank established the CapitalSource Division, which we also refer to as the National Lending segment. The CapitalSource Division provides on a nationwide basis a full spectrum of financing solutions across numerous industries and property types to middle market businesses. Pacific Western’s leasing operation, Pacific Western Equipment Finance, and its group specializing in asset-based lending, CapitalSource Business Finance Group (formerly BFI Business Finance and First Community Financial), also became part of the CapitalSource Division. The CapitalSource Division’s loan and lease origination efforts are conducted through offices located in Chevy Chase, Maryland; Los Angeles and San Jose, California; St. Louis, Missouri; Denver, Colorado; Chicago, Illinois; New York, New York; and Midvale, Utah. When we refer to "CapitalSource Inc." we are referring to the company acquired on April 7, 2014 and when we refer to the "CapitalSource Division" we are referring to a division of Pacific Western Bank that specializes in middle-market lending on a nationwide basis.
Pacific Western competes actively for deposits, and emphasizes solicitation of noninterest‑bearing deposits. In managing the top line of our business, we focus on loan growth, loan yield, deposit cost, and net interest margin. Net interest income, on a year‑to‑date basis, accounted for 94.1% of our net revenues (net interest income plus noninterest income).
As of September 30, 2014, we had total assets of $15.9 billion, total gross loans and leases of $11.6 billion, total deposits of $11.5 billion and stockholders' equity of $3.5 billion. Total assets increased $9.4 billion and gross loans and leases increased $7.3 billion since December 31, 2013 due mainly to the CapitalSource Inc. merger. The gross Non‑PCI loan and lease portfolio totaled $11.2 billion as of September 30, 2014 compared to $3.9 billion as of December 31, 2013. Organic loan and lease growth was $384.8 million in the third quarter, while the PCI loan portfolio, which is comprised mostly of covered loans, decreased $31.4 million during the nine months ended September 30, 2014. The decrease is due to payments and resolutions for the period.
Total liabilities increased $6.7 billion, including a $4.9 billion increase in time deposits and a $1.4 billion increase in core deposits during the nine months ended September 30, 2014 due mainly to the CapitalSource Inc. merger. At September 30, 2014, time deposits totaled $5.5 billion or 48% of total deposits, while core deposits totaled $6.0 billion or 52% of total deposits.
CapitalSource Inc. Merger
On April 7, 2014, we completed the merger with CapitalSource Inc. As part of the merger, CapitalSource Bank (“CSB”), a wholly owned subsidiary of CapitalSource Inc., merged with and into Pacific Western Bank. We completed the merger in order to augment our loan and lease generation capabilities and to diversify our loan portfolio.
Upon closing, we created the CapitalSource Division of the Bank. The CapitalSource Division provides on a nationwide basis a full spectrum of financing solutions across numerous industries and property types to middle market businesses.
In the merger with CapitalSource Inc., each share of CapitalSource Inc. common stock was converted into the right to receive $2.47 in cash and $0.2837 of a share of PacWest common stock. We issued an aggregate of approximately 56.7 million shares of PacWest common stock to CapitalSource Inc. stockholders. Based on the closing price of PacWest’s common stock on April 7, 2014 of $56,601,997.00 per share, the aggregate consideration paid to CapitalSource Inc. common stockholders and holders of equity awards to acquire CapitalSource Inc. common stock was approximately $3.1 billion.
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
First California Financial Group Acquisition
On May 31, 2013, we completed the acquisition of First California Financial Group, Inc. (“FCAL”). As part of the acquisition, First California Bank (“FCB”), a wholly owned subsidiary of FCAL, merged with and into Pacific Western. For further information, see Note 3, Acquisitions, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in “Item 1. Condensed Consolidated Financial Statements (Unaudited).”
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
Loan and Lease Growth
We actively seek new lending opportunities under an array of commercial real estate loans and commercial and industrial ("C&I") lending products. Our targeted collateral for our real estate loan offerings includes healthcare properties, office properties, industrial properties, multifamily properties, hospitality properties, and retail properties. Our C&I loan products include equipment loans and leases, asset-based loans, lender finance loans and loans secured by borrower future cash flows. Our loan origination process emphasizes credit quality. We strive to foster lender relationships with borrowers that have had proven loan repayment performance. Our commitment sizes vary by loan product and can range up to $50 million for certain asset-based lending arrangements and multi-property real estate loans. The term of our loans tends to be up to three years with certain loan products having extension options which are subject to credit performance hurdles. We price loans to preserve our interest spread and maintain our net interest margin. Achieving net loan growth is subject to many factors, including maintaining strict credit standards, competitive pressure related to loan pricing and loan proceeds, and successful borrowers that opt to prepay loans.
The Magnitude of Credit Losses
We emphasize credit quality in originating and monitoring the loans that we make and measure our success by the levels of our nonperforming assets, net charge‑offs, and allowance for credit losses. We maintain an allowance for credit losses on loans and leases, which is the sum of our allowance for loan and lease losses and our reserve for unfunded loan commitments. Provisions for credit losses are charged to operations as and when needed for both on and off‑balance sheet credit exposure. Loans and leases which are deemed uncollectible are charged off and deducted from the allowance for loan and lease losses. Recoveries on loans and leases previously charged off are added to the allowance for loan and lease losses. The provision for credit losses on the loan and lease portfolio was based on our allowance methodology and reflected historical and current net charge‑offs, the levels and trends of nonaccrual and classified loans and leases, the migration of loans and leases into various risk classifications, and the level of outstanding loans and leases. For originated and acquired non‑impaired loans, a provision for credit losses may be recorded to reflect credit deterioration after the origination or acquisition date. For purchased credit impaired ("PCI") loans, a provision for credit losses may be recorded to reflect decreases in expected cash flows on such loans compared to those previously estimated.
We regularly review our loans and leases to determine whether there has been any deterioration in credit quality stemming from economic conditions or other factors which may affect collectibility of our loans and leases. Changes in economic conditions, such as inflation, unemployment, increases in the general level of interest rates, declines in real estate values and adverse conditions in borrowers’ businesses could negatively impact our customers and cause us to adversely classify loans and leases and increase portfolio loss factors. An increase in classified loans and leases generally results in increased provisions for credit losses. Any deterioration in the real estate market may lead to increased provisions for credit losses because of our concentration in real estate loans.
The Level of Our Noninterest Expense
Our noninterest expense includes fixed and controllable overhead, the major components of which are compensation, occupancy, data processing, and other professional services. It also includes costs that tend to vary based on the volume of activity, such as loan production and foreclosed asset expense. We measure success in controlling both fixed and variable costs through monitoring of the efficiency ratio. We calculate the base efficiency ratio by dividing noninterest expense by net revenues (the sum of net interest income plus noninterest income). We also calculate a non‑GAAP measure called the “adjusted efficiency ratio.” The adjusted efficiency ratio is calculated in the same manner as the base efficiency ratio except that (a) net revenues are reduced by net FDIC loss sharing expense, gain (loss) on sale of assets, and accelerated discount accretion resulting from early payoffs of acquired loans and (b) noninterest expense is reduced by covered foreclosed assets expense and acquisition, integration and reorganization costs.
We present this non-GAAP financial measure and others for supplemental information purposes only in order to understand the Company's operating results and these non-GAAP financial measures should not be considered a substitute for financial information presented in accordance with United States generally accepted accounting principles ("GAAP").
The consolidated base and adjusted efficiency ratios have been as follows:

Three Months Ended	Base Efficiency Ratio	Adjusted Efficiency Ratio
September 30, 2014	46.6%	43.4%
June 30, 2014	84.5%	43.1%
March 31, 2014	56.1%	52.7%
December 31, 2013	85.5%	56.7%
September 30, 2013	64.3%	57.3%
We disclose the adjusted efficiency ratio as it shows the trend in recurring overhead‑related noninterest expense relative to recurring net revenues. See “Non‑GAAP Measurements” for the calculations of the base and adjusted efficiency ratios.
Adjusted Net Earnings
Our net earnings for the third quarter of 2014 totaled $62.3 million. Another measure of earnings used as an indicator of earnings generating capability, excluding non-recurring and/or volatile items, is adjusted net earnings. We calculate adjusted net earnings by excluding accelerated discount accretion resulting from the early payoff of acquired loans, net FDIC loss sharing expense, gain (loss) on sale of loans and leases, securities gains and losses, gain on sale of an owned building, covered foreclosed assets expense, and acquisition, integration and reorganization costs. Adjusted net earnings for the third quarter of 2014 totaled $68.4 million. See “Non‑GAAP Measurements” for the calculation of adjusted net earnings.
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

•	Adjusted efficiency ratio: We disclose this measure in addition to the efficiency ratio as it shows the trend in recurring overhead-related noninterest expense relative to recurring net revenues.

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

The following tables present performance amounts and ratios in accordance with GAAP and a reconciliation of the non‑GAAP financial measurements to the GAAP financial measurements:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Adjusted Net Earnings and Related Ratios:	2014	2014	2013	2014	2013
	(In thousands)
Reported net earnings	$62,271	$10,555	$24,163	$97,906	$42,006
Subtract: Tax benefit on discontinued operations	(3)	(476)	16	(1,067)	(18)
Add: Tax expense on continuing operations	42,205	14,846	11,243	71,627	20,868
Reported pre-tax earnings	104,473	24,925	35,422	168,466	62,856
Add: Acquisition, integration and reorganization
costs	5,193	86,242	5,450	93,635	24,139
Subtract: FDIC loss sharing expense, net	(7,415)	(8,525)	(7,032)	(27,370)	(15,579)
(Loss) gain on sale of loans and leases	973	(485)	604	594	1,108
Gain on securities	—	89	5,222	4,841	5,631
Covered foreclosed assets (expense) income, net	(452)	185	332	1,348	1,239
Gain on sale of owned office building	—	—	—	1,570	—
Adjusted pre-tax earnings before accelerated
discount accretion	116,560	119,903	41,746	281,118	94,596
Subtract: Accelerated discount accretion resulting
from payoffs of acquired loans	4,501	15,290	2,105	27,446	2,959
Adjusted pre-tax earnings	112,059	104,613	39,641	253,672	91,637
Tax expense (1)	(43,703)	(40,799)	(13,874)	(98,932)	(32,073)
Adjusted net earnings	$68,356	$63,814	$25,767	$154,740	$59,564

Average assets	$15,716,539	$15,037,101	$6,660,854	$12,456,182	$5,943,004

Average stockholders' equity	$3,465,119	$3,233,018	$797,725	$2,515,506	$685,216
Less: Average intangible assets	1,744,542	1,638,267	228,947	1,208,266	151,360
Average tangible common equity	$1,720,577	$1,594,751	$568,778	$1,307,240	$533,856

Annualized return on average assets (2)	1.57%	0.28%	1.44%	1.05%	0.95%
Annualized adjusted return on average assets (3)	1.73%	1.70%	1.53%	1.66%	1.34%
Annualized return on average equity (4)	7.13%	1.31%	12.02%	5.20%	8.20%
Annualized adjusted return on average equity (5)	7.83%	7.92%	12.81%	8.22%	11.62%
Annualized return on average tangible equity (6)	14.36%	2.65%	16.85%	10.01%	10.52%
Annualized adjusted return on average tangible equity (7)	15.76%	16.05%	17.97%	15.83%	14.92%
_____________________________________

(1)	Full-year expected effective rate of 39% used in 2014 periods (excluding acquisition, integration and reorganization costs) and actual effective rate of 35% used in 2013 periods.

(2)	Annualized net earnings divided by average assets.

(3)	Annualized adjusted net earnings divided by average assets.

(4)	Annualized net earnings divided by average stockholders' equity.

(5)	Annualized adjusted net earnings divided by average stockholders' equity.

(6)	Annualized net earnings divided by average tangible common equity.

(7)	Annualized adjusted net earnings divided by average tangible common equity.

		Three Months Ended			Nine Months Ended
		September 30,	June 30,	September 30,	September 30,
Adjusted Efficiency Ratio:		2014	2014	2013	2014	2013
		(Dollars in thousands)
Noninterest expense		$95,629	$169,906	$56,200	$316,404	$164,599
Less:	Acquisition, integration and reorganization costs	5,193	86,242	5,450	93,635	24,139
	Covered foreclosed assets expense (income), net	452	(185)	(332)	(1,348)	(1,239)
	Adjusted noninterest expense	$89,984	$83,849	$51,082	$224,117	$141,699

Net interest income		$188,846	$192,533	$82,289	$467,394	$216,455
Noninterest income		16,314	8,479	5,127	29,484	8,170
Net revenues		205,160	201,012	87,416	496,878	224,625
Less:	FDIC loss sharing expense, net	(7,415)	(8,525)	(7,032)	(27,370)	(15,579)
	(Loss) gain on sale of loans and leases	973	(485)	604	594	1,108
	Gain on securities	—	89	5,222	4,841	5,631
	Gain on sale of owned office building	—	—	—	1,570	—
	Accelerated discount accretion resulting from early
	payoffs of acquired loans	4,501	15,290	2,105	27,446	2,959
Adjusted net revenues		$207,101	$194,643	$86,517	$489,797	$230,506

Base efficiency ratio(1)		46.6%	84.5%	64.3%	63.7%	73.3%
Adjusted efficiency ratio(2)		43.4%	43.1%	59.0%	45.8%	61.5%
_______________________________________

(1)	Noninterest expense divided by net revenues.

(2)	Adjusted noninterest expense divided by adjusted net revenues.

Tangible Common Equity:	September 30, 2014	December 31, 2013
	(Dollars in thousands)
PacWest Bancorp Consolidated:
Stockholders’ equity	$3,478,246	$809,093
Less: Intangible assets	1,740,951	225,991
Tangible common equity	$1,737,295	$583,102
Total assets	$15,938,345	$6,533,363
Less: Intangible assets	1,740,951	225,991
Tangible assets	$14,197,394	$6,307,372
Equity to assets ratio	21.8%	12.4%
Tangible common equity ratio(1)	12.2%	9.2%
Book value per share	$33.76	$17.66
Tangible book value per share	$16.86	$12.73
Shares outstanding	103,027,830	45,822,834
Pacific Western Bank:
Stockholders’ equity	$3,357,138	$911,200
Less: Intangible assets	1,740,951	225,991
Tangible common equity	$1,616,187	$685,209
Total assets	$15,675,486	$6,507,288
Less: Intangible assets	1,740,951	224,627
Tangible assets	$13,934,535	$6,282,661
Equity to assets ratio	21.4%	14.0%
Tangible common equity ratio(1)	11.6%	10.9%
_______________________________________

(1)	Tangible common equity divided by tangible assets.

Adjusted Allowance for Credit Losses to Loans and Leases (Excludes PCI Loans):	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Allowance for credit losses	$68,997	$67,816
Less: Allowance related to acquired Non-PCI loans and leases	3,038	607
Adjusted allowance for credit losses	$65,959	$67,209
Gross Non-PCI loans and leases	$11,239,964	$3,930,539
Less: Carrying value of acquired Non‑PCI loans and leases	7,039,518	1,060,172
Adjusted loans and leases	$4,200,446	$2,870,367
Allowance for credit losses to loans and leases(1)	0.61%	1.73%
Adjusted allowance for credit losses to loans and leases(2)	1.57%	2.34%
_______________________________________

(1)	Allowance for credit losses divided by gross Non-PCI loans and leases.

(2)	Adjusted allowance for credit losses divided by adjusted loans and leases.
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

Earnings Performance
The following table presents profitability metrics for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2014	2014	2013	2014	2013
Profitability Measures:
Diluted earnings per share	$0.60	$0.10	$0.53	$1.18	$1.03
Annualized return on:
Average assets	1.57%	0.28%	1.44%	1.05%	0.95%
Average equity	7.13%	1.31%	12.02%	5.20%	8.20%
Average tangible equity (1)	14.36%	2.65%	16.85%	10.01%	10.52%
Annualized adjusted return on:
Average assets (2)	1.73%	1.70%	1.53%	1.66%	1.34%
Average tangible equity (2)	15.76%	16.05%	17.97%	15.83%	14.92%
Net interest margin	5.78%	6.24%	5.46%	5.99%	5.36%
Core net interest margin (3)	5.64%	5.74%	5.32%	5.64%	5.28%
Base efficiency ratio	46.60%	84.50%	64.30%	63.68%	73.28%
Adjusted efficiency ratio (2)	43.45%	43.08%	59.04%	45.76%	61.47%
_____________________________

(1)	Calculation reduces average equity by average intangible assets.

(2)	See "Non-GAAP Measurements" for the calculation of this item.

(3)	Excludes accelerated accretion of acquisition discounts resulting from early payoffs of acquired loans.

Third Quarter of 2014 Compared to Second Quarter of 2014
Net earnings were $62.3 million, or $0.60 per diluted share, for the third quarter of 2014, compared to $10.6 million, or $0.10 per diluted share, for the second quarter of 2014. The quarter‑over‑quarter increase of $51.7 million in net earnings was due mostly to: (a) the $74.3 million decrease in noninterest expense, which was comprised of an $81.0 million decrease in acquisition, integration and reorganization costs offset by a $4.3 million increase in foreclosed assets expense and $2.6 million increase in operating expense, and (b) the $7.8 million increase in noninterest income. These items were offset partially by the $3.7 million decrease in net interest income. When certain income and expense items are excluded, adjusted net earnings were $68.4 million for the third quarter compared to $63.8 million for the prior quarter. The $4.6 million increase in adjusted net earnings was driven by higher net interest income from higher average average loan and lease balances offset by higher foreclosed assets expense and operating expense. The adjusted efficiency ratio remained flat at 43.4% for the third quarter compared to 43.1% for the prior quarter. The third quarter of 2014 adjusted return on assets and adjusted return on tangible equity stood at 1.73% and 15.76%, respectively.
Third Quarter of 2014 Compared to Third Quarter of 2013
Net earnings for the third quarter of 2014 were $62.3 million, or $0.60 per diluted share, compared to net earnings for the third quarter of 2013 of $24.2 million, or $0.53 per diluted share. The $38.1 million increase in net earnings was due to the $106.6 million increase in net interest income and the $11.2 million increase in noninterest income, offset partially by the $39.4 million increase in noninterest expense. All of the changes from period to period are due mostly to the CapitalSource Inc. merger.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Net earnings for the nine months ended September 30, 2014 were $97.9 million, or $1.18 per diluted share, compared to net earnings for the nine months ended September 30, 2013 of $42.0 million, or $1.03 per diluted share. The $55.9 million increase in net earnings was due to the $250.9 million increase in net interest income and the $21.3 million increase in noninterest income, offset partially by the $151.8 million increase in noninterest expense. The noninterest expense increase was comprised of a $71.9 million increase in operating expense, a $69.5 million increase in acquisition, integration and reorganization costs, a $6.1 million increase in leased equipment depreciation and a $4.4 million increase in foreclosed assets expense. When certain income and expense items are excluded, adjusted net earnings are $154.7 million for the nine months ended September 30, 2014 compared to $59.6 million for the same period in 2013. The $95.1 million increase was due mostly to the growth through the CapitalSource Inc. and FCAL acquisitions.

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
The following tables present, for the periods indicated, the distribution of average assets, liabilities and stockholders’ equity, as well as interest income and yields earned on average interest‑earning assets and interest expense and rates paid on average interest‑bearing liabilities:

	Three Months Ended
	September 30, 2014			June 30, 2014			September 30, 2013
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans and leases, net of unearned income(1)	$11,285,689	$189,961	6.68%	$10,500,521	$192,201	7.34%	$4,320,770	$75,196	6.90%
Investment securities(2)	1,584,811	12,331	3.09%	1,606,848	11,986	2.99%	1,518,256	9,871	2.58%
Deposits in financial institutions	99,276	64	0.26%	276,095	176	0.26%	140,785	91	0.26%
Total interest‑earning assets	12,969,776	202,356	6.19%	12,383,464	204,363	6.62%	5,979,811	85,158	5.65%
Other assets	2,746,763			2,653,637			681,043
Total assets	$15,716,539			$15,037,101			$6,660,854
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest checking deposits	$605,288	$86	0.06%	$601,958	$77	0.05%	$619,884	$83	0.05%
Money market deposits	1,733,445	908	0.21%	1,691,115	874	0.21%	1,567,976	730	0.18%
Savings deposits	759,177	575	0.30%	722,808	548	0.30%	216,174	14	0.03%
Time deposits	5,680,732	7,253	0.51%	5,613,601	5,814	0.42%	765,890	865	0.45%
Total interest‑bearing deposits	8,778,642	8,822	0.40%	8,629,482	7,313	0.34%	3,169,924	1,692	0.21%
Borrowings	96,711	74	0.30%	39,931	199	2.00%	9,012	108	4.75%
Subordinated debentures	434,625	4,614	4.21%	409,934	4,318	4.22%	132,413	1,069	3.20%
Total interest‑bearing liabilities	9,309,978	13,510	0.58%	9,079,347	11,830	0.52%	3,311,349	2,869	0.34%
Noninterest‑bearing demand deposits	2,778,260			2,546,540			2,329,197
Other liabilities	163,182			178,196			222,583
Total liabilities	12,251,420			11,804,083			5,863,129
Stockholders’ equity	3,465,119			3,233,018			797,725
Total liabilities and stockholders’
equity	$15,716,539			$15,037,101			$6,660,854
Net interest income		$188,846			$192,533			$82,289
Net interest rate spread			5.61%			6.10%			5.31%
Net interest margin			5.78%			6.24%			5.46%

Total deposits (3)	$11,556,902	$8,822	0.30%	$11,176,022	$7,313	0.26%	$5,499,121	$1,692	0.12%
Funding sources (4)	$12,088,238	$13,510	0.44%	$11,625,887	$11,830	0.41%	$5,640,546	$2,869	0.20%
_____________________

(1)	Includes nonaccrual loans and leases and loan fees.

(2)	The tax‑equivalent yield on investment securities was 3.39%, 3.35% and 2.74% for the three months ended September 30, 2014, June 30, 2014, and September 30, 2013, respectively.

(3)
Total deposits is the sum of interest-bearing deposits and noninterest-bearing demand deposits. The cost of total deposits is calculated as annualized interest expense on deposits divided by average total deposits.

(4)
Funding sources is the sum of interest-bearing liabilities and noninterest-bearing demand deposits. The cost of funding sources is calculated as annualized total interest expense divided by average funding sources.

	Nine Months Ended
	September 30, 2014			September 30, 2013
	Average Balance	Interest Income/ Expense	Yields and Rates	Average Balance	Interest Income/ Expense	Yields and Rates
	(Dollars in thousands)
ASSETS
Loans and leases, net of unearned income(1)	$8,698,351	$459,625	7.06%	$3,865,463	$199,374	6.90%
Investment securities(2)	1,568,382	35,140	3.00%	1,436,650	26,501	2.47%
Deposits in financial institutions	164,613	314	0.26%	95,456	183	0.26%
Total interest‑earning assets	10,431,346	495,079	6.35%	5,397,569	226,058	5.60%
Other assets	2,024,836			545,435
Total assets	$12,456,182			$5,943,004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest checking deposits	$611,499	$241	0.05%	$567,295	$220	0.05%
Money market deposits	1,626,539	2,400	0.20%	1,362,219	1,800	0.18%
Savings deposits	570,317	1,137	0.27%	185,527	49	0.04%
Time deposits	4,005,299	13,582	0.45%	772,735	4,349	0.75%
Total interest‑bearing deposits	6,813,654	17,360	0.34%	2,887,776	6,418	0.30%
Borrowings	51,894	352	0.91%	14,030	451	4.30%
Subordinated debentures	326,858	9,973	4.08%	119,309	2,734	3.06%
Total interest‑bearing liabilities	7,192,406	27,685	0.51%	3,021,115	9,603	0.42%
Noninterest‑bearing demand deposits	2,568,396			2,115,608
Other liabilities	179,874			121,065
Total liabilities	9,940,676			5,257,788
Stockholders’ equity	2,515,506			685,216
Total liabilities and stockholders’ equity	$12,456,182			$5,943,004
Net interest income		$467,394			$216,455
Net interest rate spread			5.84%			5.18%
Net interest margin			5.99%			5.36%

Total deposits (3)	$9,382,050	$17,360	0.25%	$5,003,384	$6,418	0.17%
Funding sources (4)	$9,760,802	$27,685	0.38%	$5,136,723	$9,603	0.25%
_____________________

(1)	Includes nonaccrual loans and leases and loan fees.

(2)	The tax‑equivalent yield for investment securities was 3.41% and 2.84% for the nine months ended September 30, 2014 and 2013, respectively.

(3)
Total deposits is the sum of interest-bearing deposits and noninterest-bearing demand deposits. The cost of total deposits is calculated as annualized interest expense on deposits divided by average total deposits.

(4)
Funding sources is the sum of interest-bearing liabilities and noninterest-bearing demand deposits. The cost of funding sources is calculated as annualized total interest expense divided by average funding sources.

The net interest margin (“NIM”) and loan and lease yields are impacted by accelerated accretion of acquisition discounts resulting from early payoffs of acquired loans, which causes volatility from period to period. The effects of this item on the NIM and loan and lease yield are shown in the following tables for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2014	2014	2013	2014	2013
NIM:
Reported	5.78%	6.24%	5.46%	5.99%	5.36%
Less: Accelerated accretion of acquisition discounts resulting from early payoffs of acquired loans	(0.14)%	(0.50)%	(0.14)%	(0.35)%	(0.08)%
Core	5.64%	5.74%	5.32%	5.64%	5.28%
Loan and Lease Yield:
Reported	6.68%	7.34%	6.90%	7.06%	6.90%
Less: Accelerated accretion of acquisition discounts resulting from early payoffs of acquired loans	(0.16)%	(0.58)%	(0.19)%	(0.42)%	(0.10)%
Core	6.52%	6.76%	6.71%	6.64%	6.80%
The following table present the impact on the NIM from all purchase accounting items as indicated in the table below for the period indicated:

	Three Months Ended
	September 30, 2014
	Amount	Impact on NIM
	(Dollars in thousands)
NIM - as reported	$188,846	5.78%
Less: accelerated accretion of acquisition discounts
from early acquired loan payoffs	(4,501)	(0.14)%
Remaining accretion of Non-PCI loan acquisition
discounts	(15,072)	(0.46)%
Amortization of TruPS discount	1,402	0.04%
Accretion of time deposits premium	(5,081)	(0.16)%
	(23,252)	(0.72)%
NIM - excluding purchase accounting	$165,594	5.06%
The following table presents the loan and lease yields and related average balances for our Non‑PCI loans and leases, PCI loans, and total loan and lease portfolio for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2014	2014	2013	2014	2013
	(Dollars in thousands)
Yields:
Non‑PCI loans and leases	6.41%	7.06%	6.35%	6.63%	6.48%
PCI loans	14.74%	15.08%	11.88%	17.07%	9.93%
Total loans and leases	6.68%	7.34%	6.90%	7.06%	6.90%
Average Balances:
Non‑PCI loans and leases	$10,922,640	$10,125,327	$3,889,780	$8,339,072	$3,397,398
PCI loans	363,049	375,194	430,990	359,278	468,065
Total loans and leases	$11,285,689	$10,500,521	$4,320,770	$8,698,350	$3,865,463

Third Quarter of 2014 Compared to Second Quarter of 2014
Net interest income decreased by $3.7 million to $188.8 million for the third quarter of 2014 compared to $192.5 million for the second quarter of 2014 due to lower accelerated discount accretion resulting from early payoffs of acquired loans partially offset by higher interest income from higher average loan and lease balances.
Our NIM for the third quarter of 2014 was 5.78% compared to 6.24% for the second quarter of 2014. The 46 basis point decrease in NIM was driven by the lower accelerated discount accretion resulting from early payoffs of acquired loans.
The yield on loans and leases decreased to 6.68% for the third quarter of 2014 from 7.34% for the second quarter of 2014. The accelerated discount accretion resulting from early payoffs of acquired loans totaled $4.5 million for the third quarter and $15.3 million for the second quarter, a decrease of $10.8 million. When accelerated discount accretion is excluded, the core yield on loans and leases was 6.52% for the third quarter and 6.76% for the second quarter.
The yield on PCI loans decreased to 14.74% for the third quarter of 2014 from 15.08% for the second quarter of 2014. The accelerated discount accretion resulting from early payoffs of PCI loans totaled $1.8 million for the third quarter and $3.0 million for the second quarter, a decrease of $1.2 million. When accelerated accretion is excluded, the core PCI loan yield was 12.70% for the third quarter compared to 11.83% for the second quarter.
The cost of all funding sources increased in the third quarter due to $1.6 million lower premium accretion on time deposits acquired in the CapitalSource Inc. merger. The cost of average funding sources increased 3 basis points to 0.44% for the third quarter of 2014 from 0.41% for the second quarter of 2014. This increase includes the all‑in deposit cost which increased 4 basis points to 0.30% for the current quarter compared to the prior quarter. The cost of total interest‑bearing deposits increased 6 basis points to 0.40% and total interest‑bearing liabilities increased 6 basis points to 0.58%, respectively, for the third quarter. At the acquisition date, the weighted average contractual rate of the acquired CapitalSource Inc. time deposits was 98 basis points and the weighted average effective rate was 70 basis points. The effective rate is lower than the contractual rate due to the $5.1 million accretion of the purchase accounting premium on such acquired time deposits that lowered interest expense in the quarter. The remaining unamortized time deposit premium as of September 30, 2014 was $5.9 million and has a weighted average life of eleven months. The purchase accounting discount accretion on acquired time deposits lowered the all-in deposit cost by 16 basis points in the third quarter.
Third Quarter of 2014 Compared to Third Quarter of 2013
Net interest income increased by $106.6 million to $188.8 million for the third quarter of 2014 compared to $82.3 million for the third quarter 2013 due to the significant increase in interest-earning assets acquired in the CapitalSource Inc. merger.
The NIM increased 32 basis points to 5.78% for the third quarter of 2014 compared to 5.46% for the same quarter last year driven by the increase in interest-earning assets, which resulted from the loans and leases added with the CapitalSource Inc. merger and organic loan growth during the period. The increase in the NIM was also a result of loans and leases being a higher percentage of interest-earning assets than in the prior period.
The yield on loans and leases decreased 22 basis points to 6.68% for the third quarter of 2014 compared to 6.90% for the same quarter of 2013. This decrease was due to rates on newly originated loans being lower than the average portfolio rate and the higher-yielding PCI loan portfolio being a smaller percentage of the entire loan portfolio in the current quarter.
The cost of all funding sources increased in the third quarter of 2014 due to the addition of the higher-cost time deposits and subordinated debt from CapitalSource Inc. The cost of average funding sources increased 24 basis points to 0.44% for the third quarter of 2014 from 0.20% for the third quarter of 2013. This includes the all‑in deposit cost which increased 18 basis points to 0.30% for the current quarter from 0.12% for the same quarter last year. The cost of total interest‑bearing liabilities increased 24 basis points to 0.58% for the third quarter of 2014 from 0.34% for the same quarter last year.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Net interest income increased by $250.9 million to $467.4 million for the nine months ended September 30, 2014 compared to $216.5 million for the same period of 2013 due to the significant increase in interest-earning assets acquired in the CapitalSource Inc. merger.
The NIM increased 63 basis points to 5.99% for the nine months ended September 30, 2014 compared to 5.36% for the same period last year driven by the increase in interest-earning assets, which resulted from the loans and leases added with the CapitalSource Inc. merger and organic loan growth during the period. The increase in the NIM was also a result of loans and leases being a higher percentage of interest-earning assets than in the prior period.

The yield on loans and leases increased 16 basis points to 7.06% for the nine months ended September 30, 2014 compared to 6.90% for the same period of 2013. This increase was due to higher accelerated accretion of acquisition discounts resulting from early payoffs of acquired loans. Such accelerated accretion totaled $27.4 million for the first nine months of 2014 and $3.0 million for the first nine months of 2013. When accelerated accretion is excluded, the core yield on loans and leases was 6.64% for the nine months ended September 30, 2014 and 6.80% for the same period of 2013.
The cost of all funding sources increased in the nine months ended September 30, 2014 due to the addition of the higher-cost time deposits and subordinated debt from CapitalSource Inc. The cost of average funding sources increased 13 basis points to 0.38% for the nine months ended September 30, 2014 from 0.25% for the same period of 2013. The increase in the cost of average funding sources in the first nine months of 2014 was due to noninterest-bearing deposits becoming a smaller percentage of funding liabilities than in the prior period. The cost of total interest‑bearing deposits increased 4 basis points to 0.34% and total interest‑bearing liabilities increased 9 basis points to 0.51% for the nine months ended September 30, 2014.
Provision for Credit Losses
The following table sets forth the details of the provision for credit losses and allowance for credit losses data for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2014	2014	2013	2014	2013
	(Dollars in thousands)
Provision For Credit Losses:
Addition to (reduction in) allowance
for Non‑PCI loans and leases	$3,684	$5,131	$(570)	$9,415	$(1,030)
Addition to (reduction in) reserve for
unfunded loan commitments	(931)	(131)	570	(1,662)	1,030
Total provision (negative
provision) for Non‑PCI loans
and leases	2,753	5,000	—	7,753	—
Provision (negative provision) for
PCI loans	2,297	30	(4,167)	1,683	(2,872)
Total provision (negative
provision) for credit losses	$5,050	$5,030	$(4,167)	$9,436	$(2,872)

Non‑PCI Credit Quality Metrics:
Net charge‑offs (recoveries) on
Non‑PCI loans and leases	$6,123	$(412)	$2,125	$6,572	$4,318
Annualized net charge‑offs to
average Non‑PCI loans and leases	0.22%	(0.02)%	0.22%	0.11%	0.17%
At Period End:
Allowance for loan and lease losses	$63,084	$65,523	$60,551
Allowance for credit losses	68,997	72,367	67,801
Non‑PCI nonaccrual loans and leases	88,948	96,802	50,845
Non‑PCI classified loans and leases	260,986	304,627	130,791
Allowance for credit losses to
Non‑PCI loans and leases	0.61%	0.67%	1.72%
Allowance for credit losses to
Non‑PCI nonaccrual loans
and leases	77.6%	74.8%	133.3%

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
Our Non‑PCI loans and leases at September 30, 2014, included $7.0 billion in loans and leases acquired in acquisitions. These acquired loans and leases were initially recorded at their estimated fair values and such initial fair values included an estimate of credit losses. The allowance calculation for Non‑PCI loans and leases takes into consideration those acquired loans and leases whose credit quality has deteriorated since their acquisition dates. At September 30, 2014, $3.0 million of our allowance for credit losses applies to these acquired loans and leases. When these acquired loans and leases are excluded from the total of Non‑PCI loans and leases and the related allowance of $3.0 million is excluded from the allowance for credit losses, the result is an adjusted coverage ratio of our allowance for credit losses to Non‑PCI loans and leases of 1.57% at September 30, 2014; the comparable ratio at June 30, 2014 was 2.07%. The decrease in coverage ratio results from the combination of charge-offs on loans that were reserved for in the second quarter, the full payoff of a significant classified loan in the third quarter, and a lower balance of unamortized discount.
Non-PCI loans and leases include $4.2 billion of originated loans and leases that were not obtained through acquisitions. The allowance related to these loans and leases totaled $60.0 million, or 1.43% of the outstanding balance.
Increased provisions for credit losses may be required in the future based on loan and lease and unfunded commitment growth, the effect that changes in economic conditions, such as inflation, unemployment, market interest rate levels, and real estate values, may have on the ability of our borrowers to repay their loans, and other negative conditions specific to our borrowers’ businesses. See further discussion in “Balance Sheet Analysis - Allowance for Credit Losses on Non‑PCI Loans” and “Balance Sheet Analysis - Allowance for Credit Losses on PCI Loans” contained herein.
Noninterest Income
The following table summarizes noninterest income by category for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2014	2014	2013	2014	2013
	(In thousands)
Noninterest Income:
Service charges on deposit accounts	$2,725	$2,719	$2,938	$8,446	$8,568
Other commissions and fees	6,371	5,743	2,204	14,046	6,291
Leased equipment income	5,615	5,672	—	11,287	—
Gain (loss) on sale of loans and leases	973	(485)	604	594	1,108
Gain on securities	—	89	5,222	4,841	5,631
FDIC loss sharing expense, net	(7,415)	(8,525)	(7,032)	(27,370)	(15,579)
Other income:
Dividends and realized gains on equity investments	3,625	658	—	4,283
Foreign currency translation net gains	2,253	251	—	2,504
Income recognized on early repayment of leases	510	961	—	4,976	—
Gain on sale of owned office building	—	—	—	1,570	—
Other	1,657	1,396	1,191	4,307	2,151
Total noninterest income	$16,314	$8,479	$5,127	$29,484	$8,170

The following table presents the details of FDIC loss sharing expense, net for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2014	2014	2013	2014	2013
	(In thousands)
FDIC Loss Sharing Expense, Net:
(Loss) gain on FDIC loss sharing asset(1)	$(1,735)	$(991)	$269	$(4,932)	$4,229
FDIC loss sharing asset amortization, net	(6,074)	(7,270)	(6,971)	(21,256)	(18,718)
Net reimbursement to FDIC for covered OREOs(2)	491	(175)	(276)	(908)	(1,039)
Other	(97)	(89)	(54)	(274)	(51)
Total FDIC loss sharing expense, net	$(7,415)	$(8,525)	$(7,032)	$(27,370)	$(15,579)
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
Third Quarter of 2014 Compared to Second Quarter of 2014
Noninterest income increased by $7.8 million to $16.3 million for the third quarter of 2014 from $8.5 million for the second quarter of 2014. The increase was due mostly to higher gain on sales of loans and leases, lower FDIC loss sharing expense and higher other income. The increase in other income is attributable to higher dividends on other equity investments and higher foreign currency translation net gains. We have approximately $38.8 million of other equity investments that may generate principal returns, dividends and/or gains on sale each period. We have approximately $54.3 million in loans denominated in Canadian Dollars, Euros and the British Pound and hedged with cross currency swaps with a notional value of $58.0 million. In addition, we have $32.6 million of subordinated debt denominated in Euros which is unhedged. The FDIC loss sharing expense decreased $1.1 million due mostly to lower amortization of the FDIC loss sharing asset as one of the Bank's loss sharing agreements reached the end of its initial indemnification period during the quarter.
Third Quarter of 2014 Compared to Third Quarter of 2013
Noninterest income increased by $11.2 million to $16.3 million for the third quarter of 2014 compared to $5.1 million for the third quarter of 2013. The increase was due mostly to income streams acquired in connection with the CapitalSource Inc. merger, including certain other commissions and fees, certain dividends and gains on other equity investments and foreign currency translation net gains. The increase in other commissions and fees is due to higher loan-related fees (unused commitment fees and prepayment fees) of $3.3 million and leased equipment income increased by $5.6 million, all attributable to the added CapitalSource Division operations.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Noninterest income increased by $21.3 million to $29.5 million for the nine months ended September 30, 2014 compared to $8.2 million for the same period of 2013. The increase was due mostly to the described income streams acquired in the CapitalSource Inc. merger, offset by higher FDIC loss sharing expense. The increase in FDIC loss sharing expense was due mainly to higher losses on the FDIC loss sharing asset and amortization of the FDIC loss sharing asset. The 2014 period also includes a gain on the sale of an owned office building of $1.6 million which was not present in the 2013 period.

Noninterest Expense
The following table summarizes noninterest expense by category for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2014	2014	2013	2014	2013
	(In thousands)
Noninterest Expense:
Compensation and benefits	$45,861	$45,081	$27,963	$119,569	$79,370
Occupancy	11,188	11,078	7,828	29,861	21,906
Data processing	3,929	4,099	2,590	10,568	7,278
Other professional services	3,687	2,843	1,906	8,053	4,984
Insurance and assessments	3,020	3,179	1,496	7,792	4,024
Intangible asset amortization	1,608	1,677	1,512	4,649	3,972
Other expense:
Loan expense	3,711	3,024	1,378	7,929	3,304
Communications	1,369	1,421	828	3,527	2,063
Other	8,275	7,670	5,669	21,302	14,493
Total operating expense	82,648	80,072	51,170	213,250	141,394
Leased equipment depreciation	2,961	3,095	—	6,056	—
Foreclosed assets expense (income), net	4,827	497	(420)	3,463	(934)
Acquisition, integration and reorganization costs	5,193	86,242	5,450	93,635	24,139
Total noninterest expense	$95,629	$169,906	$56,200	$316,404	$164,599
The following tables present the components of foreclosed assets expense (income), net for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2014	2014	2013	2014	2013
	(In thousands)
Foreclosed Assets Expense:
Provision for losses	$4,698	$274	$617	$5,065	$2,094
Maintenance costs	177	606	367	1,152	978
Gain on sale	(48)	(383)	(1,404)	(2,754)	(4,006)
Total foreclosed assets expense (income), net	$4,827	$497	$(420)	$3,463	$(934)
Third Quarter of 2014 Compared to Second Quarter of 2014
Noninterest expense decreased by $74.3 million to $95.6 million for the third quarter of 2014 compared to $169.9 million for the second quarter of 2014. The decrease was due mostly to lower acquisition, integration and reorganization costs, which decreased $81.0 million, offset by higher foreclosed assets expense of $4.3 million and higher operating expense of $2.6 million. The increase in foreclosed assets expense was due mostly to write-downs on existing properties. Operating expenses increased to $82.6 million for the third quarter of 2014 compared to $80.1 million for the second quarter of 2014 due to increases in compensation, other professional services and other expenses. Compensation expense was affected by a number of items including (a) lower base salaries and payroll taxes of $1.8 million; (b) higher incentive compensation expense of $1.9 million largely due to the level of loan and lease originations; and (c) higher restricted stock expense of $600,000 as new awards were made in May 2014. Other professional services increased due to higher legal and other consulting expenses related to corporate initiatives. Other expense increased due to higher loan-related expenses related to origination and work-out activities and an accrual for loan-related litigation exposure.

Third Quarter of 2014 Compared to Third Quarter of 2013
Noninterest expense increased by $39.4 million to $95.6 million for the third quarter of 2014 compared to $56.2 million for the third quarter of 2013. The increase was in all expense categories as a result of including the CapitalSource Inc. operations after its acquisition date.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Noninterest expense increased by $151.8 million to $316.4 million for the nine months ended September 30, 2014 compared to $164.6 million for the same period of 2013. The increase was due mostly to higher acquisition, integration and reorganization costs, which increased $69.5 million, and higher operating expenses of $71.9 million as a result of including the CapitalSource Inc. and FCAL operations after their respective acquisition dates.
Income Taxes
The effective tax rate for the third quarter of 2014 was 40.4% compared to 57.7% for the second quarter of 2014 and 31.8% for the third quarter of 2013. The second quarter of 2014 effective tax rate was driven higher than normal by the non-deductibility and and tax treatment of certain acquisition, integration and reorganization costs. When these items are excluded, the adjusted effective tax rate was 40.2% for the second quarter. The Company operates primarily in the states of California and Maryland and the blended statutory tax rate for federal and states is 41%.
Business Segments
The Company’s reportable segments consist of “Community Banking,” “National Lending,” and “Other.”
As a result of the CapitalSource Inc. merger, Pacific Western Bank established the CapitalSource Division, which we also refer to as the National Lending segment. The CapitalSource Division, or National Lending segment, includes the lending operations gained through the CapitalSource Inc. merger, Pacific Western Equipment Finance, and the CapitalSource Business Finance Group (formerly BFI Business Finance and First Community Financial). We reorganized our asset-based lending and leasing operations when we established the CapitalSource Division combining BFI Business Finance and First Community Financial into the Capital Source Business Finance Group, selling Celtic Capital Corporation in July 2014, and having Pacific Western Equipment Finance and the Capital Source Business Finance Group become part of the CapitalSource Division. The CapitalSource Division provides on a nationwide basis a full spectrum of financing solutions across numerous industries and property types to middle market businesses, including senior secured real estate loans, equipment loans and leases, asset-based loans, lender finance loans and cash flow loans secured by the enterprise value of the borrowing entity. The CapitalSource Division’s loan and lease origination efforts are conducted through offices located in Chevy Chase, Maryland; Los Angeles and San Jose, California; St. Louis, Missouri; Denver, Colorado; Chicago, Illinois; New York, New York; and Midvale, Utah.
The Community Banking and National Lending segments include all of the operations of Pacific Western Bank. The Community Banking segment includes the operations of Pacific Western Bank, excluding the CapitalSource Division, and includes lending and deposit gathering activities conducted primarily through its California-based branch offices and the Bank’s treasury management function and corporate overhead. The Other segment consists of holding company operations which result in expenses principally for compensation, facilities, professional services, interest on subordinated debentures, and the non-bank subsidiary operations including interest income from a loan portfolio and related loan servicing expense. For further information, see Note 15, Business Segments, in the Notes to Condensed Consolidated Financial Statements (Unaudited) contained in "Item 1. Condensed Consolidated Financial Statements (Unaudited)."

The following tables present information regarding our business segments as of and for the periods indicated:

	September 30, 2014
	Community	National		Consolidated
Balance Sheet Data:	Banking	Lending	Other	Company
	(In thousands)
Loans and leases, net of unearned income	$3,482,125	$8,064,868	$27,892	$11,574,885
Allowance for loan and lease losses	(56,712)	(25,187)	—	(81,899)
Total loans and leases, net	$3,425,413	$8,039,681	$27,892	$11,492,986
Goodwill	$327,728	$1,394,401	$—	$1,722,129
Core deposit and customer relationship intangibles, net	17,814	1,009	—	18,823
Total assets	6,492,869	9,182,617	262,859	15,938,345
Total deposits(1)	11,826,681	—	(303,244)	11,523,437
_______________________________________

(1)	The negative balance for total deposits in the “Other” segment represents the elimination of holding company cash held in deposit accounts at the Bank.

	September 30, 2013
	Community	National		Consolidated
Balance Sheet Data:	Banking	Lending	Other	Company
	(In thousands)
Loans and leases, net of unearned income	$3,912,885	$470,508	$—	$4,383,393
Allowance for loan and lease losses	(76,496)	(7,290)	—	(83,786)
Total loans and leases, net	$3,836,389	$463,218	$—	$4,299,607
Goodwill	$190,184	$25,678	$—	$215,862
Core deposit and customer relationship intangibles, net	16,604	2,074	—	18,678
Total assets	6,100,587	507,339	8,929	6,616,855
Total deposits(1)	5,467,568	—	(34,424)	5,433,144
______________________________________

(1)	The negative balance for total deposits in the “Other” segment represents the elimination of holding company cash held in deposit accounts at the Bank.

	Three Months Ended September 30, 2014
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$67,132	$134,624	$600	$202,356
Interest expense	(8,851)	(45)	(4,614)	(13,510)
Intersegment interest income (expense)	5,250	(5,250)	—	—
Net interest income (expense)	63,531	129,329	(4,014)	188,846
Negative provision (provision) for credit losses	6,314	(11,364)	—	(5,050)
Gain on securities	—	—	—	—
FDIC loss sharing expense	(7,415)	—	—	(7,415)
Other noninterest income	7,566	9,953	6,210	23,729
Total noninterest income	151	9,953	6,210	16,314
Foreclosed assets (expense) income, net	(4,627)	(322)	122	(4,827)
Intangible asset amortization	(1,517)	(91)	—	(1,608)
Acquisition, integration and reorganization costs	(3,953)	(1,240)	—	(5,193)
Other noninterest expense	(53,784)	(24,835)	(5,382)	(84,001)
Total noninterest expense	(63,881)	(26,488)	(5,260)	(95,629)
Intersegment noninterest income (expense)	26,411	(26,411)	—	—
Total noninterest expense - adjusted	(37,470)	(52,899)	(5,260)	(95,629)
Earnings (loss) from continuing operations before taxes	32,526	75,019	(3,064)	104,481
Income tax (expense) benefit	(13,870)	(30,113)	1,778	(42,205)
Net earnings (loss) from continuing operations	18,656	44,906	(1,286)	62,276
Loss from discontinued operations before taxes	(8)	—	—	(8)
Income tax benefit	3	—	—	3
Net loss from discontinued operations	(5)	—	—	(5)
Net earnings (loss)	$18,651	$44,906	$(1,286)	$62,271

	Three Months Ended June 30, 2014
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$69,977	$132,742	$1,644	$204,363
Interest expense	(7,450)	(62)	(4,318)	(11,830)
Intersegment interest income (expense)	4,071	(4,071)	—	—
Net interest income	66,598	128,609	(2,674)	192,533
Negative provision (provision) for credit losses	4,418	(9,448)	—	(5,030)
Gain on securities	89	—	—	89
FDIC loss sharing expense	(8,525)	—	—	(8,525)
Other noninterest income	3,681	12,487	747	16,915
Total noninterest income	(4,755)	12,487	747	8,479
Foreclosed assets (expense) income, net	(633)	38	98	(497)
Intangible asset amortization	(1,530)	(147)	—	(1,677)
Acquisition, integration and reorganization costs	(77,713)	(7,474)	(1,055)	(86,242)
Other noninterest expense	(51,507)	(24,484)	(5,499)	(81,490)
Total noninterest expense	(131,383)	(32,067)	(6,456)	(169,906)
Intersegment noninterest income (expense)	23,533	(23,533)	—	—
Total noninterest expense - adjusted	(107,850)	(55,600)	(6,456)	(169,906)
(Loss) earnings from continuing operations before taxes	(41,589)	76,048	(8,383)	26,076
Income tax benefit (expense)	12,081	(30,259)	3,332	(14,846)
Net (loss) earnings from continuing operations	(29,508)	45,789	(5,051)	11,230
Loss from discontinued operations before taxes	(1,151)	—	—	(1,151)
Income tax benefit	476	—	—	476
Net loss from discontinued operations	(675)	—	—	(675)
Net (loss) earnings	$(30,183)	$45,789	$(5,051)	$10,555

	Three Months Ended September 30, 2013
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$72,873	$12,285	$—	$85,158
Interest expense	(1,692)	(108)	(1,069)	(2,869)
Intersegment interest income (expense)	353	(353)	—	—
Net interest income	71,534	11,824	(1,069)	82,289
Negative provision (provision) for credit losses	5,782	(1,615)	—	4,167
FDIC loss sharing expense	(7,032)	—	—	(7,032)
Other noninterest income	5,466	1,443	5,250	12,159
Total noninterest income	(1,566)	1,443	5,250	5,127
Foreclosed assets income, net	420	—	—	420
Intangible asset amortization	(1,354)	(158)	—	(1,512)
Acquisition, integration and reorganization costs	(5,190)	—	(260)	(5,450)
Other noninterest expense	(42,435)	(5,822)	(1,401)	(49,658)
Total noninterest expense	(48,559)	(5,980)	(1,661)	(56,200)
Earnings (loss) from continuing operations before taxes	27,191	5,672	2,520	35,383
Income tax (expense) benefit	(9,996)	(2,378)	1,131	(11,243)
Net earnings (loss) from continuing operations	17,195	3,294	3,651	24,140
Earnings from discontinued operations before taxes	39	—	—	39
Income tax expense	(16)	—	—	(16)
Net earnings from discontinued operations	23	—	—	23
Net earnings	$17,218	$3,294	$3,651	$24,163

	Nine Months Ended September 30, 2014
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$214,704	$278,131	$2,244	$495,079
Interest expense	(17,528)	(184)	(9,973)	(27,685)
Intersegment interest income (expense)	9,543	(9,543)	—	—
Net interest income (expense)	206,719	268,404	(7,729)	467,394
Negative provision (provision) for credit losses	11,558	(20,994)	—	(9,436)
Gain on securities	4,841	—	—	4,841
FDIC loss sharing expense	(27,370)	—	—	(27,370)
Other noninterest income	18,144	26,885	6,984	52,013
Total noninterest income	(4,385)	26,885	6,984	29,484
Foreclosed assets (expense) income, net	(3,399)	(284)	220	(3,463)
Intangible asset amortization	(4,238)	(411)	—	(4,649)
Acquisition, integration and reorganization costs	(83,866)	(8,714)	(1,055)	(93,635)
Other noninterest expense	(146,281)	(55,892)	(12,484)	(214,657)
Total noninterest expense	(237,784)	(65,301)	(13,319)	(316,404)
Intersegment noninterest income (expense)	49,944	(49,944)	—	—
Total noninterest expense - adjusted	(187,840)	(115,245)	(13,319)	(316,404)
Earnings from continuing operations before taxes	26,052	159,050	(14,064)	171,038
Income tax (expense) benefit	(14,123)	(63,703)	6,199	(71,627)
Net earnings (loss) from continuing operations	11,929	95,347	(7,865)	99,411
Loss from discontinued operations before taxes	(2,572)	—	—	(2,572)
Income tax benefit	1,067	—	—	1,067
Net loss from discontinued operations	(1,505)	—	—	(1,505)
Net earnings (loss)	$10,424	$95,347	$(7,865)	$97,906

	Nine Months Ended September 30, 2013
	Community	National		Consolidated
Results of Operations:	Banking	Lending	Other	Company
	(In thousands)
Interest income	$189,101	$36,957	$—	$226,058
Interest expense	(6,422)	(447)	(2,734)	(9,603)
Intersegment interest income (expense)	1,284	(1,284)	—	—
Net interest income	183,963	35,226	(2,734)	216,455
Negative provision (provision) for credit losses	6,053	(3,181)	—	2,872
Gain on securities	5,631	—	—	5,631
FDIC loss sharing expense	(15,579)	—	—	(15,579)
Other noninterest income	10,240	2,579	5,299	18,118
Total noninterest income	292	2,579	5,299	8,170
Foreclosed assets income, net	934	—	—	934
Intangible asset amortization	(3,474)	(498)	—	(3,972)
Acquisition, integration and reorganization costs	(23,879)	—	(260)	(24,139)
Other noninterest expense	(115,352)	(17,855)	(4,215)	(137,422)
Total noninterest expense	(141,771)	(18,353)	(4,475)	(164,599)
Earnings (loss) from continuing operations before taxes	48,537	16,271	(1,910)	62,898
Income tax (expense) benefit	(17,038)	(6,814)	2,984	(20,868)
Net earnings from continuing operations	31,499	9,457	1,074	42,030
Loss from discontinued operations before taxes	(42)	—	—	(42)
Income tax benefit	18	—	—	18
Net loss from discontinued operations	(24)	—	—	(24)
Net earnings	$31,475	$9,457	$1,074	$42,006
Third Quarter of 2014 Compared to Third Quarter of 2013
Net earnings for the Community Banking segment increased $1.4 million for the third quarter of 2014 to $18.6 million, compared to net earnings of $17.2 million in the third quarter of 2013. Net earnings before taxes increased $5.3 million as a result of lower noninterest expense of $11.1 million and higher noninterest income of $1.7 million, offset by lower net interest income of $8.0 million. The decrease in noninterest expense is due mostly to a higher allocation of expenses from the Community Banking segment to the National Lending segment than in the prior year, offset by higher noninterest expense which is a result of the growth in the Bank's lending and deposit operations. The increase in noninterest income is primarily due to higher gains on early repayment of leases. Net interest income decreased compared to the prior year period due to lower average loan and lease balances as $523 million of loans were transferred from the Community Banking segment to the National Lending segment in the second quarter of 2014.
For further information on the Community Banking segment regarding results of operations, loans, credit quality, deposits and liquidity, see the sections titled “Results of Operations” and “Balance Sheet Analysis”.
Net earnings for the National Lending segment increased $41.6 million for the third quarter of 2014 to $44.9 million, compared to $3.3 million for the third quarter of 2013. The increase in net earnings was a result of the CapitalSource Inc. merger which increased interest-earning assets and net interest income in 2014. Loans increased $7.6 billion to $8.1 billion in the third quarter of 2014 from $470.5 million for the third quarter of 2013. Noninterest expense for the National Lending segment increased $46.9 million largely as a result of the addition of the CapitalSource Division operations.
The net loss for the Other segment increased $4.9 million for the third quarter of 2014 as compared to third quarter 2013 due primarily to higher interest expense of $3.5 million due to a higher balance of subordinated debentures acquired in connection with the CapitalSource Inc. merger. The Other segment consists of holding company operations resulting in expenses principally for compensation, facilities, professional services and interest on subordinated debentures, and non-bank subsidiary operations including interest income from a $28 million loan portfolio that is being wound down and loan servicing costs paid to the National Lending segment for such portfolio.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
Net earnings for the Community Banking segment decreased $21.1 million for the first nine months of 2014 to $10.4 million, compared to earnings of $31.5 million in the same period of 2013. The decrease in net earnings was due mainly to the $60.0 million increase in acquisition, integration and reorganization costs. Excluding acquisition, integration and reorganization costs, net earnings before taxes increased $37.5 million due to (a) higher net interest income of $22.8 million, (b) lower provision for credit losses of $5.5 million, and (c) higher allocation of expenses from the Community Banking segment to the National Lending segment of $49.9 million offset by higher noninterest expense of $36.0 million and lower noninterest income of $4.7 million. The 2014 net interest income for the Community Banking segment increased $22.8 million due mostly to an increase in the discount accretion on loans acquired during 2014 and 2013. Noninterest expense increased due to the growth in the Bank's lending and deposit operations which was mostly a result of the CapitalSource Inc. merger and FCAL acquisition. Noninterest income decreased due to higher FDIC loss sharing expense.
For further information on the Community Banking segment regarding results of operations, loans, credit quality, deposits and liquidity, see the sections titled “Results of Operations” and “Balance Sheet Analysis”.
Net earnings for the National Lending segment increased $85.9 million for the first nine months of 2014 compared to 2013. The increase was primarily the result of the April 2014 CapitalSource Inc. merger, which increased interest-earning assets and net interest income in 2014. Loans increased $7.6 billion to $8.1 billion in the third quarter of 2014 from $470.5 million for the third quarter of 2013.
Balance Sheet Analysis
Investment Portfolio
The following table presents the components, yields, and durations of our securities available-for-sale as of the date indicated:

	September 30, 2014
Security Type:	Amortized Cost	Fair Value	Yield(1)	Duration (in years)
	(Dollars in thousands)
Residential mortgage-backed securities:
Government agency and government-sponsored enterprise
pass through securities	$537,969	$555,087	2.79%	3.8
Government agency and government-sponsored enterprise
collateralized mortgage obligations	280,820	279,791	2.57%	4.9
Private label collateralized mortgage obligations	40,393	47,902	7.57%	2.3
Municipal securities (2)	473,426	482,427	2.96%	5.7
Corporate debt securities	110,032	112,143	3.84%	2.5
Government-sponsored enterprise debt securities	36,214	36,382
Other securities	26,044	25,949	0.62%	3.6
Total securities available-for-sale (2)	$1,504,898	$1,539,681	2.98%	4.5
_______________________________________

(1)	Represents the yield for the month of September 30, 2014.

(2)	The tax equivalent yield was 4.32% and 3.41% for municipal securities and total securities available-for-sale, respectively.

The following table shows the geographic composition of the majority of our municipal securities portfolio as of the date indicated:

	September 30, 2014
Municipal Securities by State:	Carrying Value	% of Total
	(Dollars in thousands)

Texas	$91,831	19%
Washington	45,208	9%
New York	34,069	7%
Colorado	30,251	6%
Illinois	26,686	6%
Ohio	25,183	5%
California	22,213	5%
Hawaii	16,562	3%
Massachusetts	15,808	3%
Florida	15,799	3%
Total of 10 largest states	323,610	66%
All other states	158,817	34%
Total municipal securities	$482,427	100%

Loan and Leases
The following table presents the balance of our total gross loans and leases by portfolio segment and class as of the dates indicated:

	September 30, 2014		June 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$530,628	5%	$560,832	5%	$181,735	4%
SBA	357,923	3%	352,492	3%	45,166	1%
Commercial real estate	2,492,883	22%	2,390,066	22%	1,712,125	40%
Healthcare real estate	1,006,164	9%	976,539	9%	189,737	4%
Multi-family	811,234	7%	857,907	8%	330,229	8%
Other	514,283	3%	457,746	4%	334,249	8%
Total real estate mortgage	5,713,115	49%	5,595,582	51%	2,793,241	65%
Real estate construction:
Residential	72,881	1%	73,488	1%	58,898	1%
Commercial	218,389	2%	235,019	2%	159,308	4%
Total real estate construction	291,270	3%	308,507	3%	218,206	5%
Total real estate loans	6,004,385	52%	5,904,089	54%	3,011,447	70%
Commercial:
Collateralized	429,011	4%	446,754	4%	587,326	13%
Unsecured	127,150	1%	145,632	1%	153,881	4%
Asset-based	1,594,488	14%	1,488,267	13%	202,428	5%
Cash flow	2,341,511	20%	2,167,135	19%	—	—%
Equipment finance	928,460	8%	932,554	8%	273,483	6%
SBA	41,129	—%	42,333	—%	28,641	1%
Total commercial	5,461,749	47%	5,222,675	45%	1,245,759	29%
Consumer	108,751	1%	63,341	1%	55,146	1%
Total gross loans and leases(1)	$11,574,885	100%	$11,190,105	100%	$4,312,352	100%
_______________________________________

(1)
Includes PCI loans of $351.4 million, $398.4 million and $382.8 million at September 30, 2014, June 30, 2014 and December 31, 2013, respectively, of which the majority are Other Real Estate Mortgage loans.

The following table presents a roll forward of the loan and lease portfolio by segment for the period indicated:

	Three Months Ended September 30, 2014
	Community	National
Loan and Lease Roll Forward by Portfolio Segment(1):	Banking	Lending	Total
	(In thousands)
Beginning balance	$3,521,367	$7,668,738	$11,190,105
Loans and leases originated and purchased	236,384	738,274	974,658
Existing loans and leases:
Principal repayments, net(2)	(269,365)	(266,393)	(535,758)
Loan and lease sales	(223)	(12,816)	(13,039)
Transfers to held for sale	—	(33,125)	(33,125)
Charge-offs	(6,038)	(1,918)	(7,956)
Ending balance	$3,482,125	$8,092,760	$11,574,885
_______________________________________

(1)	Includes direct financing leases but excludes equipment leased to others under operating leases.

(2)	Includes principal repayments on existing loans, changes in revolving lines of credit (repayments and draws) and other changes within the loan portfolio.

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
At September 30, 2014, we had $410.0 million of commercial real estate mortgage loans maturing over the next 12 months. For any of these loans, in the event that we provide a concession through a refinance or modification which we would not ordinarily consider in order to protect as much of our investment as possible, such loans may be considered troubled debt restructurings ("TDRs") even though they performed throughout their terms. The circumstances regarding any modification and a borrower’s specific situation, such as their ability to obtain financing from another source at similar market terms, are evaluated on an individual basis to determine if a TDR has occurred. Higher levels of TDRs may lead to increased classified assets and credit loss provisions.
The following table presents the composition of our total real estate mortgage loan portfolio as of the dates indicated:

	September 30, 2014		June 30, 2014		December 31, 2013
Loan Category:	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial real estate mortgage:
Industrial/warehouse	$487,902	9%	$489,043	9%	$354,345	13%
Retail	453,835	8%	446,080	8%	346,370	12%
Office buildings	821,076	14%	732,807	13%	432,204	16%
Owner-occupied	584,937	10%	577,029	10%	233,195	8%
Hotel	532,991	9%	563,248	10%	181,735	7%
Healthcare	1,006,164	19%	976,539	19%	189,737	7%
Mixed use	131,101	2%	60,514	1%	68,966	2%
Gas station	12,654	—%	13,127	—%	35,224	1%
Self storage	62,820	1%	67,077	1%	73,760	3%
Restaurant	18,262	—%	24,459	—%	21,510	1%
Land acquisition/development	7,907	—%	8,858	—%	4,420	—%
Unimproved land	7,870	—%	8,702	—%	12,517	—%
Other	260,079	5%	312,446	6%	174,780	6%
Total commercial real estate mortgage	4,387,598	77%	4,279,929	77%	2,128,763	76%
Residential real estate mortgage:
Multi-family	811,234	15%	857,907	16%	330,229	12%
Single family owner-occupied	183,211	3%	185,990	3%	212,508	8%
Single family nonowner-occupied	251,559	4%	192,413	3%	33,741	1%
Mixed use	11,478	—%	11,305	—%	10,701	—%
HELOCs	68,035	1%	68,038	1%	77,299	3%
Total residential real estate mortgage	1,325,517	23%	1,315,653	23%	664,478	24%
Total gross real estate mortgage loans	$5,713,115	100%	$5,595,582	100%	$2,793,241	100%

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
The credit risk ratings which are applied to every loan and lease is one of the following four categories: "pass," "special mention," "substandard," and "doubtful," which we define as follows:

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
The following table presents information regarding the allowance for credit losses on Non-PCI loans and leases as of the dates indicated:

Non-PCI Allowance for Credit Losses Data:	September 30, 2014	June 30, 2014	December 31, 2013	September 30, 2013
	(Dollars in thousands)
Allowance for loan and lease losses	$63,084	$65,523	$60,241	$60,551
Reserve for unfunded loan commitments	5,913	6,844	7,575	7,250
Total allowance for credit losses	$68,997	$72,367	$67,816	$67,801

Allowance for credit losses to loans and leases	0.61%	0.67%	1.73%	1.72%
Adjusted allowance for credit losses to loans and leases	1.57%	2.07%	2.34%	2.43%
Allowance for credit losses to nonaccrual loans and leases	77.6%	74.8%	145.0%	133.3%
Allowance for credit losses to nonperforming assets	53.3%	48.0%	66.1%	63.5%
The following table presents the changes in our allowance for credit losses on Non-PCI loans and leases for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
Non-PCI Allowance for Credit Losses:	2014	2014	2013	2014	2013
	(Dollars in thousands)
Allowance for credit losses, beginning of period	$72,367	$66,955	$69,926	$67,816	$72,119
Provision for credit losses:
Addition to (reduction in) allowance for loan and lease losses	3,684	5,131	(570)	9,415	(1,030)
Addition to (reduction in) reserve for unfunded loan
commitments	(931)	(131)	570	(1,662)	1,030
Provision for credit losses	2,753	5,000	—	7,753	—
Loans and leases charged off:
Real estate mortgage	(395)	(487)	(281)	(976)	(3,840)
Commercial	(7,282)	(326)	(2,439)	(9,049)	(4,631)
Consumer	(171)	(17)	(75)	(203)	(111)
Total loans and leases charged off	(7,848)	(830)	(2,795)	(10,228)	(8,582)
Recoveries on loans charged off:
Real estate mortgage	1,312	376	152	1,949	1,665
Real estate construction	24	64	179	112	514
Commercial	337	587	324	1,301	2,028
Consumer	52	215	15	294	57
Total recoveries on loans charged off	1,725	1,242	670	3,656	4,264
Net (charge-offs) recoveries	(6,123)	412	(2,125)	(6,572)	(4,318)
Allowance for credit losses, end of period	$68,997	$72,367	$67,801	$68,997	$67,801
Ratios:
Annualized net charge-offs to average loans and leases	0.22%	0.02%	0.22%	0.11%	0.17%
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

The following table presents the changes in our allowance for credit losses on PCI loans for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
PCI Allowance for Credit Losses:	2014	2014	2013	2014	2013
	(In thousands)
Allowance for credit losses on PCI loans, beginning of period	$16,626	$21,200	$27,397	$21,793	$26,069
Provision (negative provision)	2,297	30	(4,167)	1,683	(2,872)
Net (charge-offs) recoveries	(108)	(4,604)	5	(4,661)	38
Allowance for credit losses on PCI loans, end of period	$18,815	$16,626	$23,235	$18,815	$23,235
Nonperforming Assets and Performing Restructured Loans
The following table presents nonperforming assets and performing restructured loans information as of the dates indicated:

	September 30, 2014	June 30, 2014	December 31, 2013	September 30, 2013
	(Dollars in thousands)
Nonaccrual Non-PCI loans and leases	$88,948	$96,802	$46,774	$50,845
Nonaccrual PCI loans(1)	27,670	38,467	—	—
Total nonaccrual loans	116,618	135,269	46,774	50,845
Foreclosed assets, net	40,524	53,821	55,891	55,972
Total nonperforming assets	$157,142	$189,090	$102,665	$106,817

Performing restructured loans(3)	$34,308	$33,741	$41,648	$80,237
Nonaccrual loans and leases to loans and leases (2)	1.01%	1.21%	1.19%	1.29%
Nonperforming assets to loans and leases and foreclosed
assets, net (2)	1.35%	1.68%	2.48%	2.67%
_______________________________________

(1)	Represents legacy CapitalSource borrowing relationships placed on nonaccrual status as of the acquisition date.

(2)	Calculation includes total loans and leases as of September 30, 2014 and June 30, 2014. For prior periods, calculation excludes PCI loans.

(3)	Excludes PCI loans.
Nonperforming assets include Non-PCI and PCI nonaccrual loans and leases and foreclosed assets and totaled $157.1 million at September 30, 2014 compared to $189.1 million at June 30, 2014. The $32.0 million decrease in nonperforming assets was due to a $18.7 million decrease in nonaccrual loans and leases due to resolutions and charge-offs for the period and a $13.3 million decrease in foreclosed assets due to sales and write-downs for the period. The nonperforming assets ratio decreased to 1.35% at September 30, 2014 from 1.68% at June 30, 2014.
Nonaccrual Loans and Leases
The $18.7 million decrease in nonaccrual loans and leases during the third quarter of 2014 was attributable mainly to (1) an $8.6 million change in Day 1 estimated goodwill related to the fair value adjustment of a PCI nonaccrual loan added in the CapitalSource Inc. merger, (2) $6.8 million in charge-offs, and (3) $10.2 million in principal payments, returns to accrual status, and other reductions, offset partially by $6.9 million in additions.

The following table presents our Non-PCI nonaccrual loans and leases and accruing loans and leases past due between 30 and 89 days by portfolio segment and class as of the dates indicated:

	Nonaccrual Loans and Leases				Accruing and
	September 30, 2014		June 30, 2014		30 - 89 Days Past Due
	Amount	% of Loan Category	Amount	% of Loan Category	September 30, 2014	June 30, 2014
	(Dollars in thousands)
Real estate mortgage:
Hospitality	$6,451	1.0%	$6,552	1.2%	$—	$—
SBA	7,483	2.0%	8,032	2.3%	529	1,233
Other	26,575	1.0%	28,098	0.6%	4,014	1,427
Total real estate mortgage	40,509	1.0%	42,682	0.8%	4,543	2,660
Real estate construction:
Residential	925	1.0%	927	1.3%	—	—
Commercial	2,703	1.0%	2,737	1.2%	1,190	—
Total real estate construction	3,628	1.0%	3,664	1.2%	1,190	—
Commercial:
Collateralized	5,165	1.0%	11,247	2.5%	—	575
Unsecured	226	—%	322	0.2%	1	145
Asset-based	5,003	—%	4,874	0.3%	—	—
Cash flow	15,958	1.0%	15,793	0.7%	—	—
Equipment finance	12,885	1.0%	10,576	1.1%	—	—
SBA	2,039	5.0%	4,096	9.7%	—	75
Total commercial	41,276	1.0%	46,908	0.9%	1	795
Consumer	3,535	3.0%	3,548	0.6%	165	128
Total Non-PCI loans and leases	$88,948	1.0%	$96,802	0.9%	$5,899	$3,583
The following table lists the ten largest Non-PCI lending relationships on nonaccrual status, excluding SBA-related loans, as of the date indicated:

September 30, 2014 Nonaccrual Amount	Description
(In thousands)
$15,723	Two healthcare cash flow loans secured by enterprise value. Borrower is current on principal and interest payments, but credit risk has increased due a decline in performance.
6,451	Two loans, each secured by a hotel in San Diego County. The borrower is paying according to the restructured terms of each loan.
5,847	Loan secured by 2nd trust deeds on two single family residences in Los Angeles County.
4,616	Loans secured by equipment used for coal production. Borrower is current on principal and interest payments but operating performance has declined.(1)
4,469
Asset based loan secured by consumer sales installment contracts. Although operating performance of the borrower has declined, loan payments have remained current and the loan is fully secured by performing receivables.

3,484	Two loans secured by various residential and commercial properties located predominantly in San Luis Obispo County.
3,240	Equipment leases secured by coal mining equipment. Borrower is current on lease payments.
3,154	Loan secured by an industrial building in Santa Barbara County.
2,652	Two loans that are both unsecured. The borrower is paying according to the restructured terms of each loan.
2,436	Two equipment leases secured by the inventory management system of a specialty retailer. Lease payments are current.
$52,073	Total
_________________________________

(1)	New nonaccrual in third quarter of 2014.

Foreclosed Assets
The following table presents the components of foreclosed assets (primarily other real estate owned, or OREO) as of the dates indicated:

Property Type:	September 30, 2014	June 30, 2014	December 31, 2013	September 30, 2013
	(In thousands)
Commercial real estate	$2,559	$10,770	$15,753	$18,826
Construction and land development	27,731	32,682	35,063	36,131
Multi-family	835	835	835	989
Single family residence	13	31	186	26
Total OREO, net	31,138	44,318	51,837	55,972
Other foreclosed assets	9,386	9,503	4,054	—
Total foreclosed assets	$40,524	$53,821	$55,891	$55,972
Foreclosed assets decreased $13.3 million during the third quarter of 2014 as a result of sales of $8.6 million and write downs of $4.7 million.
Performing Restructured Loans
Non-PCI performing restructured loans increased by $0.6 million during the third quarter of 2014 to $34.3 million at September 30, 2014. The increase was attributable primarily to $2.7 million in additions, offset partially by $2.3 million in payoffs. At September 30, 2014, we had $19.2 million in real estate mortgage loans, $9.1 million in real estate construction loans, $5.9 million in commercial loans, and $120,000 in consumer loans that were accruing interest under the terms of troubled debt restructurings.
The majority of the performing restructured loans were on accrual status prior to the loan modifications and have remained on accrual status after the loan modifications due to the borrowers making payments before and after the restructurings. In these circumstances, generally, a borrower may have had a fixed-rate loan that they continued to repay, but may be having cash flow difficulties. In an effort to work with certain borrowers, we have agreed to interest rate reductions and/or interest-only payments for a period of time. In these cases, we do not forgive principal or extend the maturity date as part of the loan modification. As a result of the current economic environment, we anticipate loan restructurings to continue.
PCI Delinquent and Nonaccrual Loans
Loans accounted for as PCI are generally considered accruing and performing loans as the loans accrete their discount to interest income over the estimated life of the loan when cash flows are reasonably estimable. Accordingly, PCI loans that are contractually past due are still considered to be accruing and performing loans. If the timing and amount of future cash flows is not reasonably estimable, the loans are classified as nonaccrual loans and interest income is not recognized until the timing and amount of future cash flows can be reasonably estimated. As of September 30, 2014, there are $27.7 million of PCI loans on nonaccrual status and included in the delinquency table below.
The following table presents a summary of the borrowers' underlying payment status of PCI loans as of the dates indicated:

	September 30, 2014	June 30, 2014	December 31, 2013	September 30, 2013
	(In thousands)
Current	$309,129	$319,074	$326,152	$368,487
30 to 89 days past due	3,685	29,610	4,784	16,321
90 days or more past due	38,565	49,752	51,860	47,949
Total	$351,379	$398,436	$382,796	$432,757

Deposits
The following table presents the balance of each major category of deposits at the dates indicated:

	September 30, 2014		June 30, 2014		December 31, 2013
Deposit Category:	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Noninterest-bearing deposits	$2,842,488	25%	$2,701,434	23%	$2,318,446	44%
Interest checking deposits	683,014	6	587,418	5	620,622	12
Money market deposits	1,721,563	15	1,688,773	14	1,458,910	28
Savings deposits	759,893	6	760,553	7	218,638	4
Total core deposits	6,006,958	52	5,738,178	49	4,616,616	88
Time deposits under $100,000	2,267,013	20	2,251,473	19	225,360	4
Time deposits $100,000 and over	3,249,466	28	3,678,146	32	439,011	8
Total time deposits	5,516,479	48	5,929,619	51	664,371	12
Total deposits	$11,523,437	100%	$11,667,797	100%	$5,280,987	100%
Total deposits decreased $0.1 billion during the third quarter to $11.5 billion at September 30, 2014, due to a decrease in time deposits of $0.4 billion partially offset by an increase in core deposits of $0.3 billion. The remaining unamortized purchase accounting premium on acquired CapitalSource Inc. time deposits as of September 30, 2014 was $5.9 million with a weighted average life of eleven months. Organic core deposit growth was $269 million in the third quarter, including $85 million generated from CapitalSource Division borrowers.
The following table summarizes time deposits together with their weighted average contractual rate and estimated effective rate for the maturity horizons as of the date indicated:

	September 30, 2014
Maturity:	Time Deposits Under $100,000	Time Deposits $100,000 or More	Total Time Deposits	Contractual Rate	Estimated Effective Rate
	(Dollars in thousands)
Due in three months or less	$611,767	$925,768	$1,537,535	0.81%	0.65%
Due in over three months through six months	539,313	735,895	1,275,208	0.77%	0.67%
Due in over six months through twelve months	892,299	1,327,287	2,219,586	0.78%	0.72%
Due in over 12 months through 24 months	152,307	179,141	331,448	1.01%	0.72%
Due in over 24 months	71,327	81,375	152,702	0.97%	0.70%
Total	$2,267,013	$3,249,466	$5,516,479	0.80%	0.69%

Regulatory Matters
Capital
Bank regulatory agencies measure capital adequacy through standardized risk-based capital guidelines that compare different levels of capital (as defined by such guidelines) to risk-weighted assets and off-balance sheet obligations. Banks and bank holding companies considered to be “well capitalized” must maintain a minimum Tier 1 leverage ratio of 5%, a minimum Tier 1 risk-based capital ratio of 6.0%, and a minimum total risk-based capital ratio of 10%. Regulatory capital requirements limit the amount of deferred tax assets that may be included when determining the amount of regulatory capital. Deferred tax asset amounts in excess of the calculated limit are deducted from regulatory capital. At September 30, 2014, such amount was $178.6 million for the Company and $1.0 million for the Bank. No assurance can be given that the regulatory capital deferred tax asset limitation will not increase in the future. See "New Capital Rules" below for information on the new capital standards effective January 1, 2015.

The following table presents regulatory capital requirements and our regulatory capital ratios as of the date indicated:

	September 30, 2014
	Pacific Western Bank	PacWest Bancorp Consolidated	Well Capitalized Requirement
Tier-1 Leverage	11.74%	12.17%	5.00%
Tier-1 Risk-Based Capital	12.74	13.24	6.00
Total Risk-Based Capital	13.44	16.24	10.00
Tangible common equity ratio	11.60	12.24	N/A
Subordinated Debentures
The Company issued subordinated debentures to trusts that were established by us or entities we have acquired, which, in turn, issued trust preferred securities. The amount of subordinated debentures totaled $433.5 million at September 30, 2014 and includes $301.9 million of debentures acquired in connection with the CapitalSource Inc. merger. The Company includes in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity less goodwill, net of any related deferred income tax liability. At September 30, 2014, the amount of trust preferred securities included in Tier I capital was $131.0 million, which is comprised of the trust preferred securities issued by us or bank holding companies we have acquired. The acquired CapitalSource Inc. trust preferred securities are ineligible for inclusion in Tier 1 capital but are included in Tier 2 capital. The $131.0 million of trust preferred securities are currently grandfathered as Tier 1 capital under the Dodd-Frank Wall Street Reform and Consumer Protection Act. However, under new capital rules approved in July 2013 by the FRB and FDIC, as a result of the Company having exceeded $15 billion in consolidated total assets, beginning in 2015, only 25% of the Company’s $131.0 million of trust preferred securities currently outstanding will be included in Tier 1 capital, and in 2016, none of the Company’s trust preferred securities will be included in Tier 1 capital. Further, under such rules, trust preferred securities no longer included in the Company’s Tier 1 capital may be included as a component of Tier 2 capital on a permanent basis without phase-out. See “-New Capital Rules” below. If the $131 million of trust preferred securities are excluded from regulatory capital, we remain “well capitalized” at September 30, 2014.
New Capital Rules
In July 2013, the Company’s primary federal regulator, the FRB, and the Bank’s primary federal regulator, the FDIC, approved final rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The New Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the Company and the Bank, as compared to the current U.S. general risk-based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. The New Capital Rules are effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions. Our preliminary analysis indicates both the Company and the Bank will remain "well-capitalized" under the New Capital Rules.
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

Liquidity Management
Liquidity
The goals of our liquidity management are to ensure the ability of the Company to meet its financial commitments when contractually due and to respond to other demands for funds such as the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers who may need assurance that sufficient funds will be available to meet their credit needs. We have an Executive Management ALM Committee, or Executive ALM Committee, which is comprised of members of senior management and is responsible for managing balance sheet and off-balance sheet commitments to meet the needs of customers while achieving our financial objectives. Our Executive ALM Committee meets regularly to review funding capacities, current and forecasted loan demand, and investment opportunities.
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
The following table provides a summary of the Bank’s primary and secondary liquidity levels at the dates indicated:

	September 30, 2014	June 30, 2014	December 31, 2013
	(In thousands)
Primary Liquidity-On-Balance Sheet:
Cash and due from banks	$145,463	$243,583	$96,424
Interest-earning deposits at financial institutions	115,399	119,782	50,998
Investment securities available-for-sale	1,539,681	1,552,115	1,494,745
Less: pledged securities	(294,574)	(327,432)	(208,340)
Total primary liquidity	$1,505,969	$1,588,048	$1,433,827
Ratio of primary liquidity to total deposits	13.1%	13.6%	27.2%

	September 30, 2014	June 30, 2014	December 31, 2013
	(In thousands)
Secondary Liquidity-Off-Balance Sheet Available Secured Borrowing Capacity:
Total secured borrowing capacity with the FHLB SF	$2,367,424	$2,410,157	$1,329,512
Less: secured advances outstanding	(360,000)	(150)	(106,600)
Net secured borrowing capacity with the FHLB SF	2,007,424	2,410,007	1,222,912
Secured credit line with the FRBSF	1,034,484	529,993	563,560
Total secondary liquidity	$3,041,908	$2,940,000	$1,786,472
During the three months ended September 30, 2014, the Bank’s primary liquidity decreased $82.1 million due to a $98.1 million decrease in cash and due from banks offset partially by a $20.4 million increase in unpledged investment securities available-for-sale. The Bank’s secondary liquidity increased $101.9 million during the third quarter due to a $504.5 million increase in the borrowing capacity on the secured credit line with the FRBSF due to additional loans pledged as collateral, offset partially by a decline in available borrowings on the secured credit line with the FHLB SF due to an increase in outstanding borrowings.
At September 30, 2014, $1.4 billion of certain qualifying loans were specifically pledged as collateral for the secured borrowing line maintained with the FRBSF. The FHLB SF borrowing lines are secured by a blanket lien on certain qualifying loans in our loan portfolio which are not pledged to the FRBSF.
In addition to our primary liquidity, we generate liquidity from cash flow from our amortizing loan and securities portfolios and from our large base of core customer deposits, defined as noninterest-bearing demand, interest checking, savings and money market accounts. At September 30, 2014, such deposits totaled $6.0 billion and represented 52% of the Bank's total deposits. These core deposits are normally less volatile, often with customer relationships tied to other products offered by the Company promoting long-standing relationships and stable funding sources.

Deposits from our customers may decline if interest rates increase significantly or if corporate customers move funds from the Bank generally. In order to address the Bank’s liquidity risk as deposit balances may fluctuate, the Bank maintains adequate levels of available liquidity.
The following table provides a summary of the Bank’s core deposits at the dates indicated:

	September 30, 2014	June 30, 2014	December 31, 2013
	(In thousands)
Core Deposits:
Noninterest-bearing demand	$2,842,488	$2,701,434	$2,318,446
Interest checking	683,014	587,418	620,622
Money market deposits	1,721,563	1,688,773	1,458,910
Savings deposits	759,893	760,553	218,638
Total core deposits	$6,006,958	$5,738,178	$4,616,616
Our liquidity policy establishes various liquidity guidelines for the Bank. The policy includes guidelines for On-Balance Sheet Liquidity (a measurement of primary liquidity to total deposits), Coverage and Crisis Coverage Ratios (measurements of liquid assets to expected short-term liquidity required for the loan and deposit portfolios under normal and stressed conditions), Loan to Funding Ratio, Wholesale Funding Ratio, and other guidelines developed for measuring and maintaining liquidity. As of September 30, 2014, we were in compliance with all liquidity guidelines established in the liquidity policy.
We may use large denomination brokered time deposits, the availability of which is uncertain and subject to competitive market forces, for liquidity management purposes. At September 30, 2014, the Bank had $288.2 million of brokered deposits. During the third quarter, the Company added $200.0 million of brokered time deposits. Brokered time deposits under the Certificate of Deposit Account Registry Service Program ("CDARS Program") totaled $48.2 million and $49.4 million at September 30, 2014 and December 31, 2013, respectively. The CDARS Program represents deposits that are participated with other FDIC‑insured financial institutions as a means to provide FDIC deposit insurance coverage for the full amount of our customers’ deposits.

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
Dividends paid by state banks, such as the Bank, are regulated by the California Department of Business Oversight (“DBO”) under its general supervisory authority as it relates to a bank’s capital requirements. A state bank may declare a dividend without the approval of the DBO as long as the total dividends declared in a calendar year do not exceed either the retained earnings or the total of net profits for three previous fiscal years less any dividends paid during such period. During the three and nine months ended September 30, 2014, PacWest received $15.0 million and $81.0 million in dividends from the Bank. For the foreseeable future, any dividends from the Bank to the Company require DBO approval.
At September 30, 2014, the Company had, on a stand-alone basis, $303.4 million in cash, of which the majority is on deposit at the Bank. We believe this amount of cash, along with anticipated dividends from the Bank, will be sufficient to fund the Company’s cash flow needs over the next 12 months.
On October 1, 2014, we obtained an unsecured, variable-rate revolving line of credit in the amount of $75 million with an expiration date of September 30, 2015. This borrowing facility provides additional available liquidity to the Company.

Contractual Obligations
The following table summarizes the known contractual obligations of the Company as of September 30, 2014:

	September 30, 2014
	Due Within One Year	Due in One to Three Years	Due in Three to Five Years	Due After Five Years	Total
	(In thousands)
Time deposits(1)	$5,028,332	$420,562	$59,775	$1,146	$5,509,815
Overnight FHLB advance	360,000	—	—	—	360,000
Long-term debt obligations(1)	1,825	1,681	155	547,074	550,735
Contractual interest(2)	14,000	6,571	2,376	59	23,006
Operating lease obligations	23,323	34,894	22,561	30,286	111,064
Other contractual obligations	14,037	4,859	238	203	19,337
Total	$5,441,517	$468,567	$85,105	$578,768	$6,573,957
_______________________________________

(1)	Excludes purchase accounting fair value adjustments.

(2)	Excludes interest on subordinated debentures as these instruments are floating rate.
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
Off-Balance Sheet Arrangements
Our obligations also include off-balance sheet arrangements consisting of loan and lease-related commitments, of which only a portion is expected to be funded. At September 30, 2014, our loan and lease-related commitments, including standby letters of credit, totaled $1.9 billion. The commitments, which result in funded loans and leases, increase our profitability through net interest income. We manage our overall liquidity taking into consideration funded and unfunded commitments as a percentage of our liquidity sources. Our liquidity sources have been and are expected to be sufficient to meet the cash requirements of our lending activities.

Asset/Liability Management and Interest Rate Sensitivity
Interest Rate Risk
We measure our interest rate risk position on at least a quarterly basis using two methods: (i) net interest income simulation analysis, and (ii) market value of equity modeling. The results of these analyses are reviewed by the Executive Management ALM Committee and the Board Asset Liability Committee quarterly. If hypothetical changes to interest rates cause changes to our simulated net present value of equity and/or net interest income outside our pre-established limits, we may adjust our asset and liability mix in an effort to bring our interest rate risk exposure within our established limits.
We evaluated the results of our net interest income simulation and market value of equity models prepared as of September 30, 2014, the results of which are presented below. Our net interest income and market value of equity simulations indicate that our balance sheet is asset sensitive. An asset sensitive profile would suggest that a sudden sustained increase in rates would result in an increase in our estimated net interest income and market value of equity, while a liability sensitive profile would suggest that these amounts would decrease. In general, we view the net interest income model results as more relevant to the Company's current operating profile and manage our balance sheet giving priority to this information.
Net Interest Income Simulation
We used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from immediate and sustained changes in interest rates as of September 30, 2014. This model is an interest rate risk management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. We have assumed no growth in either our total interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.
This analysis calculates the difference between net interest income forecasted using both increasing and declining interest rate scenarios and net interest income forecasted using a base market interest rate derived from the yield curve at September 30, 2014. In order to arrive at the base case, we extend our balance sheet at September 30, 2014 one year and reprice any assets and liabilities that would contractually reprice or mature during that period using the products' pricing as of September 30, 2014. Based on such repricings, we calculate an estimated net interest income and net interest margin.
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

The following table presents as of September 30, 2014, forecasted net interest income and net interest margin for the next 12 months using a base market interest rate and the estimated change to the base scenario given immediate and sustained upward and downward movements in interest rates of 100, 200 and 300 basis points:

				Estimated
	Estimated	Percentage	Estimated	Net Interest
September 30, 2014	Net Interest	Change	Net Interest	Margin Change
Interest Rate Scenario:	Income	From Base	Margin	From Base
	(Dollars in millions)

Up 300 basis points	$808.9	14.3%	5.91%	0.72%
Up 200 basis points	$765.6	8.2%	5.60%	0.41%
Up 100 basis points	$726.5	2.7%	5.33%	0.14%
BASE CASE	$707.7	—	5.19%	—
Down 100 basis points	$710.5	0.4%	5.21%	0.02%
Down 200 basis points	$710.2	0.4%	5.21%	0.02%
Down 300 basis points	$710.1	0.3%	5.21%	0.02%
The net interest income ("NII") simulation model prepared as of September 30, 2014 suggests our balance sheet is asset sensitive. The degree of asset sensitivity in the third quarter’s NII rate shock results increased slightly compared to the prior quarter because of changes in the mix of floating and fixed-rate loans and an increase in noninterest-bearing demand deposits, along with interest checking and money market accounts.
Although $8.8 billion of the $11.6 billion of total loans in the portfolio have variable interest rate terms, only $2.0 billion of those variable-rate loans would immediately reprice at September 30, 2014 under the modeled scenarios. Of the remaining variable-rate loans, $6.0 billion would not immediately reprice because the loans' fully-indexed rates are below their floor rates. Of these $6.0 billion of loans at their floors, the fully-indexed rates would rise off of the floors and reprice as follows:

September 30, 2014
Rate
Cumulative	Increase
Amount of	Needed to
Loans	Reprice
(Dollars in millions)
$4,584	100 bps
$5,472	200 bps
$5,654	300 bps
Additionally, certain variable-rate hybrid ARM loans do not immediately reprice because the loans contain an initial fixed-rate period before they become adjustable. The cumulative amounts of hybrid ARM loans that would switch from being fixed-rate to floating-rate, because the initial fixed-rate term would expire, was approximately $118.0 million, $360.1 million, and $489.7 million in the next one, two, and three years, respectively.
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
This model is an interest rate risk management tool and the results are not necessarily an indication of our actual future results. Actual results may vary significantly from the results suggested by the market value of equity table. Loan prepayments and deposit attrition, changes in the mix of our earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions. The base case is determined by applying various current market discount rates to the estimated cash flows from the different types of assets, liabilities and off-balance sheet items existing at September 30, 2014.
The following table shows the projected change in the market value of equity for the set of rate scenarios presented as of September 30, 2014:

September 30, 2014 Interest Rate Scenario:	Estimated Market Value	Dollar Change From Base	Percentage Change From Base	Percentage of Total Assets	Ratio of Estimated Market Value to Book Value
	(Dollars in millions)
Up 300 basis points	$4,077.2	$129.1	3.3%	25.6%	117.2%
Up 200 basis points	$4,024.9	$76.8	1.9%	25.3%	115.7%
Up 100 basis points	$3,976.7	$28.6	0.7%	25.0%	114.3%
BASE CASE	$3,948.1	$—	—	24.8%	113.5%
Down 100 basis points	$3,934.3	$(13.8)	(0.3)%	24.7%	113.1%
Down 200 basis points	$3,923.9	$(24.2)	(0.6)%	24.6%	112.8%
Down 300 basis points	$3,921.5	$(26.6)	(0.7)%	24.6%	112.7%
In comparing the September 30, 2014 simulation results to December 31, 2013, our base case estimated market value of equity has increased while our overall profile has become more asset sensitive. Base case market value of equity increased $2.9 billion compared to December 31, 2013; this increase was due primarily to the increase in shareholders’ equity attributable to the CapitalSource Inc. merger.

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
ITEM 1A. RISK FACTORS
There have been no material changes to risk factors as previously disclosed in the "Risk Factors" section of our Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed with the SEC on August 8, 2014.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 6. INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation, as amended, of PacWest Bancorp, a Delaware corporation (Exhibit 3.1 to Form 8-K filed on May 14, 2008 and incorporated herein by this reference).
3.2	Certificate of Amendment, dated May 14, 2010, to Certificate of Incorporation of PacWest Bancorp (Exhibit 3.1 to Form 8-K filed on May 14, 2010 and incorporated herein by this reference).
3.3	Certificate of Merger filed with the Delaware Secretary of State, dated April 7, 2014.
3.4	Certificate of Correction of Certificate of Merger filed with the Delaware Secretary of State, dated April 14, 2014.
3.5	Amended and Restated Bylaws of PacWest Bancorp, a Delaware corporation, dated November 5, 2014. *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. *
32.1	Section 1350 Certification of Chief Executive Officer. *
32.2	Section 1350 Certification of Chief Financial Officer. *
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) the Condensed Consolidated Statements of Earnings for the three months ended September 30, 2014, June 30, 2014, and September 30, 2013 and the six months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended September 30, 2014, June 30, 2014, and September 30, 2013 and the six months ended September 30, 2014 and 2013, (iv) the Condensed Consolidated Statement of Changes in Stockholders' Equity for the six months ended September 30, 2014 and 2013, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2014 and 2013, and (vi) the Notes to Condensed Consolidated Financial Statements.

_____________________
* Filed herewith.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACWEST BANCORP

Date: November 7, 2014	/s/ VICTOR R. SANTORO
Victor R. Santoro
Executive Vice President and Chief Financial Officer